Form 10-Q
period 1995-06-30
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 1995-08-10
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                     WASHINGTON, DC  20549

                                           FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

                                              OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ............... to ...............

Commission file number 0-12126

                            FRANKLIN FINANCIAL SERVICES CORPORATION

                    (Exact name of registrant as specified in its charter)

  PENNSYLVANIA                                     25-1440803

(State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                  Identification No.)

20 SOUTH MAIN STREET (P.O. BOX T)
CHAMBERSBURG, PA                                             17201-0819

(Address of principal executive offices)                     (Zip Code)

717/264-6116

(Registrant's telephone number, including area code)


(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.        Yes X    No

  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes       No

                             APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

There were 1,300,818 outstanding shares of the Registrant's common stock as of July 28, 1995.

                               FRANKLIN FINANCIAL SERVICES CORPORATION
                                       AND SUBSIDIARIES


                                             INDEX


PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

               Condensed Consolidated Balance Sheets as of
               June 30, 1995 (Unaudited) and December 31, 1994

               Condensed Consolidated Statements of Income for the Three and Six Months ended June 30, 1995 and 1994
               (unaudited)

               Condensed Consolidated Statements of Changes in
               Shareholders' Equity for the Six Months ended
               June 30, 1995 (unaudited)

               Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1995 and 1994
               (unaudited)

               Notes to Condensed Consolidated Financial
               Statements (unaudited)

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

Item 6 - Exhibits and Reports on Form 8-K

SIGNATURE PAGE


















                                                           CONDENSED CONSOLIDATED  BALANCE SHEETS
                                                                   (Amounts  in Thousands)
                                                                                        June 30          December 31
                                                                                          1995              1994
                                                                                        ---------         ----------
                                                                                        Unaudited
                           ASSETS

Cash and due from banks. . . . . . . . . . . . . . . . . . .. . . . . . . . . .          $7,578            $8,290
Interest bearing deposits in other banks. . . . . . . . . . . . . . . . . . . .          13,659               381
Investment securities (Market value of $52,431 and $57,340 at
  June 30, 1995 and December, 31 1994 respectively) (Note 2). . . . . . . . . .          52,344            58,494
Investments available for sale(Note 2). . . . . . . . . . .. . . . . . . . . .           13,950            14,082
Loans: . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . .         219,898           223,847
Less: Unearned Discount. . . . . . . . . . . . . . . . . . .. . . . . . . . . .           (842)           (1,111)
          Allowance for possible loan losses. . . . . . . . . . . . . . . . . .         (3,379)           (3,425)
                                                                                        -------          -------
               Net Loans . . . . . . . . . . . . . . . . . .. . . . . . . . . .         215,677           219,311
Premises and equipment, net . . . . . . . . . . . . . . . . . . . . . . . . . .           5,371             4,986
Other Assets . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . .           4,821             5,010
                                                                                       ---------          -------
Total Assets . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . .        $313,400          $310,554
                                                                                        =======           =======

            LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits: (Note 3)
  Demand (non-interest bearing) . . . . . . . . . . . . . . . . . . . . . . . .         $30,821           $29,323
  Savings and interest checking . . . . . . . . . . . . . . . . . . . . . . . .         100,252           105,977
  Time . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . .         127,653           121,397
                                                                                       --------           -------
Total Deposits . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . .         258,726           256,697

Securities sold under agreements to repurchase . . . . . . .. . . . . . . . . .          12,729             9,612
Other borrowings . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . .           6,501             8,951
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,016             2,421
                                                                                       ---------          -------
                     Total Liabilities                                                  279,972           277,681

Commitments and Contingencies . . . . . . . . . . . . . . . . . . . . . . . . .            -                 -


Shareholders' Equity:
Common stock $1 par value per share, 5000 shares authorized
  with 1,354 and 1,353 shares issued and 1,304 and 1,352
  outstanding at June 30, 1995 and December 31,1994
  respectively . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . .           1,354             1,353
Capital stock without par value, 5,000 shares authorized
  with no shares issued or outstanding . . . . . . . . . . .. . . . . . . . . .            -                 -
Additional paid in capital . . . . . . . . . . . . . . . . .. . . . . . . . . .          19,451            19,451
Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          14,341            12,884
Net unrealized gain on securities . . . . . . . . . . . . . . . . . . . . . . .             224             (353)
Treasury stock  (Note 4) . . . . . . . . . . . . . . . . . .. . . . . . . . . .         (1,694)              (36)
Unearned compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (248)             (426)
                                                                                        -------            -------
Total Shareholders' Equity . . . . . . . . . . . . . . . . .. . . . . . . . . .          33,428            32,873
                                                                                        -------            -------

Total Liabilities and Shareholders' Equity . . . . . . . . .. . . . . . . . . .        $313,400          $310,554
                                                                                       =======           =======

The accompanying notes are an integral part of these statements.

                                                      CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                       (Amounts in thousands, except per share)
                                                                      (Unaudited)
                                                              For the Three             For the Six
                                                              Months Ended              Months Ended
                                                                 June 30                   June 30
                                                          ----------------------    ----------------------
                                                            1995         1994         1995         1995
                                                          ---------    ---------    ---------    ---------
INTEREST INCOME
  Interest on loans. . . . . . . . . . . . . . . .. . . .   $5,057       $4,260      $10,041       $8,503
  Interest on deposits in other banks. . . . . . .. . . .      121            2          128            4
  Interest on federal funds sold. . . . . . . . . . . . .        5            5            5            5
  Interest and dividends on investments (Note 2). . . . .      992        1,069        2,010        2,190
                                                          ---------    ---------    ---------    ---------
    Total interest income . . . . . . . . . . . . . . . .    6,175        5,336       12,184       10,702

INTEREST EXPENSE
  Interest on deposits . . . . . . . . . . . . . .. . . .    2,501        2,116        4,871        4,283
  Interest on securities sold under repurchase
    agreements and other borrowings . . . . . . . . . . .      248          244          505          443
                                                          ---------    ---------    ---------    ---------
          Total Interest Expense . . . . . . . . .. . . .    2,749        2,360        5,376        4,726
                                                          ---------    ---------    ---------    ---------
  Net interest income . . . . . . . . . . . . . . . . . .    3,426        2,976        6,808        5,976

Provision for possible loan loss . . . . . . . . .. . . .      (83)         (10)        (122)         (45)
                                                          ---------    ---------    ---------    ---------
Net-interest income after provision
  for possible loan losses . . . . . . . . . . . .. . . .    3,343        2,966        6,686        5,931
                                                          ---------    ---------    ---------    ---------
OTHER INCOME
  Trust commissions . . . . . . . . . . . . . . . . . . .      264          206          652          526
  Service charges, commissions and fees . . . . . . . . .      540          462        1,033          899
  Other . . . . . . . . . . . . . . . . . . . . . . . . .       88          166          117          288
  Net securities gains(losses). . . . . . . . . . . . . .        0          100            0          116
                                                          ---------    ---------    ---------    ---------
    Total Other Income . . . . . . . . . . . . . .. . . .      892          934        1,802        1,829
                                                          ---------    ---------    ---------    ---------
OTHER EXPENSE
  Salaries and benefits . . . . . . . . . . . . . . . . .    1,487        1,486        3,005        2,914
  Net occupancy expense . . . . . . . . . . . . . . . . .      125          139          248          274
  Furniture and equipment expense . . . . . . . . . . . .      187          188          389          378
  FDIC insurance . . . . . . . . . . . . . . . . .. . . .      144          149          288          297
  Other . . . . . . . . . . . . . . . . . . . . . . . . .      887          865        1,701        1,691
                                                          ---------    ---------    ---------    ---------
    Total Other Expenses . . . . . . . . . . . . .. . . .    2,830        2,827        5,631        5,554
                                                          ---------    ---------    ---------    ---------

Income before income tax provision . . . . . . . .. . . .    1,405        1,073        2,857        2,206
                                                          ---------    ---------    ---------    ---------
Income tax provision . . . . . . . . . . . . . . .. . . .     (349)        (197)        (714)        (451)
                                                          ---------    ---------    ---------    ---------
    Net income . . . . . . . . . . . . . . . . . .. . . .   $1,056         $876       $2,143       $1,755
                                                          =========    =========    =========    =========
Earnings per share (Note 1)
    Net income per share . . . . . . . . . . . . .. . . .    $0.82        $0.67        $1.66        $1.35
                                                          =========    =========    =========    =========

Net income per share computations for 1994 have been adjusted retroactively to reflect a 10% stock dividend paid on December 30, 1994 to shareholders of record on December 9, 1994.

The accompanying notes are an integral part of these statements.
















                                         CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                      for the year ended December 31, 1994 and the Six Months ended June 30, 1995
                                                       (Amounts in thousands, except per share)

                                                                       Net
                                              Additional            Unrealized
                                    Common     Paid-in   Retained   Gain/Loss  Treasury    Unearned
                                     Stock     Capital   Earnings   Securities   Stock    Compensation   Total
                                   ------     ------     ------     ------     ------     --------     ------

Balance at December 31, 1993          1,231     15,493     14,358        302       (154)        (612)    30,618

Year ended December 31, 1994
  Net Income                              -          -      3,760          -          -            -      3,760
                                          -          -                     -          -            -
  Cash dividends, $.98 per share          -          -     (1,224)         -          -            -     (1,224)
                                                                           -          -            -
  10% stock dividend                    122      3,888     (4,010)         -          -            -          0

  Common stock issued under stock
    option plans                          -         70          -          -        147            -        217

  Change in net unrealized loss on
    securities (Note 1 and 4)             -          -          -       (655)         -            -       (655)

  Acquisition of 842 shares of
  Treasury stock at cost                  -          -          -          -        (29)           -        (29)

  Amortization of unearned compensation   -          -          -          -          -          186        186
                                     ------     ------     ------     ------     ------     --------     ------
Balance at December 31, 1994         $1,353    $19,451    $12,884      ($353)      ($36)       ($426)   $32,873
                                     ------     ------     ------     ------     ------     --------     ------

  Net income                              -          -      2,143          -          -            -      2,143

  Cash Dividends,  $.52 per share         -          -       (687)         -          -            -       (687)

  Common stock issued under stock
    option plans                          1          -          -          -         30            -         31

  Change in net unrealized loss on
    securities                            -          -          -        577          -            -        577

  Acquisition of 49,233 shares of Treasury
  stock at cost                           -          -          -          -     (1,688)           -     (1,688)

  Amortization of unearned compensation   -          -          -          -          -          178        178
                                     ------     ------     ------      ------     ------     --------     ------
Balance at June 30, 1995             $1,354    $19,451    $14,340       $224    ($1,694)       ($248)   $33,427
                                     ======     ======     ======     =======    =======     ========     ======


The accompanying notes are an integral part of these statements.
























                                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              (Amounts in Thousands)
                                                                    (Unaudited)
                                                                                       For the Six
                                                                                       Months Ended
                                                                                       June 30
                                                                                  -----------------------
                                                                                    1995          1994
                                                                                  ---------     ---------
Cash flows from operating activities:
 Net Income . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . .          $2,143         1,755
 Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
   Depreciation . . . . . . . . . . . . . . . . . . . .. . . . . . . . . .             317           315
   Premium amortization on investment securities . . . . . . . . . . . . .              35           167
   Discount accretion on investment securities . . . . . . . . . . . . . .            (111)          (58)
   Provision for loan losses . . . . . . . . . . . . . . . . . . . . . . .             122            45
   Securities gains, net . . . . . . . . . . . . . . . . . . . . . . . . .               0          (116)
   Principal gains on sales of mortgage loans . . . . .. . . . . . . . . .             (15)          (29)
   Gain on sale of other assets. . . . . . . . . . . . . . . . . . . . . .              (5)         (116)
   Loan charge-offs, net of recoveries . . . . . . . . . . . . . . . . . .            (168)          (82)
   (Increase) in interest receivable . . . . . . . . . . . . . . . . . . .            (104)         (140)
   Increase(Decrease) in interest payable . . . . . . .. . . . . . . . . .             178           (52)
   (Increase)Decrease in unearned income . . . . . . . . . . . . . . . . .            (269)          241
   Decrease(Increase) in prepaid and other assets . . .. . . . . . . . . .             111          (262)
   Decrease in accrued expenses and other liabilities .. . . . . . . . . .            (697)         (278)
                                                                                  ---------     ---------
Net cash provided by operating activities . . . . . . .. . . . . . . . . .          $1,537        $1,390
                                                                                  ---------     ---------

Cash flows from investing activities:
 Proceeds from sales of investment securities available. . . . . . . . . .               0           491
 Proceeds from maturities of investment securities . . . . . . . . . . . .          11,893        13,658
 Purchase of investment securities . . . . . . . . . . . . . . . . . . . .          (4,660)       (3,961)
 Net Decrease (Increase) in loans . . . . . . . . . . .. . . . . . . . . .           1,990        (7,407)
 Proceeds from sale of mortgage loans . . . . . . . . .. . . . . . . . . .           1,974         5,619
 Capital expenditures . . . . . . . . . . . . . . . . .. . . . . . . . . .            (707)         (195)
 Proceeds from sales of other assets . . . . . . . . . . . . . . . . . . .              10           201
                                                                                  ---------     ---------
Net cash used by investing activities . . . . . . . . .. . . . . . . . . .          10,500          8,406
                                                                                  ---------     ---------
Cash flows from financing activities:
 Net Increase(Decrease) in demand deposits,
  NOW accounts and savings accounts . . . . . . . . . .. . . . . . . . . .          (4,227)       (5,313)
 Net Increase (Decrease) in certificates of deposit . .. . . . . . . . . .           6,256        (8,073)
 Dividends . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (687)         (588)
 Common stock issued under stock option plans . . . . .. . . . . . . . . .              30            12
 Purchase of treasury shares . . . . . . . . . . . . . . . . . . . . . . .          (1,688)          (29)
 Cash inflows(outflows) from other borrowings . . . . .. . . . . . . . . .             667         3,874
 Other, net . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . .             178            87
                                                                                  ---------     ---------
Net cash provided (used) by financing activities . . . . . . . . . . . . .             529       (10,030)
                                                                                  ---------     ---------

Increase (Decrease) in cash and cash equivalents . . . . . . . .. . . . . . . . . . 12,566         (234)

Cash and cash equivalents as of January 1 . . . . . . .. . . . . . . . . .           8,671         7,437
                                                                                  ---------     ---------

Cash and cash equivalents as of June 30 . . . . . . . .. . . . . . . . . .         $21,237        $7,203
                                                                                  =========     =========

The accompanying notes are an integral part of these statements.












                      FRANKLIN FINANCIAL SERVICES CORPORATION and SUBSIDIARIES
                     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                          (Unaudited)

Note 1 -- Basis of Presentation

   The condensed consolidated balance sheets as of June 30, 1995 and December 31, 1994, the condensed consolidated statements of income for the three and six-month period ended June
30, 1995 and 1994, the condensed consolidated statements of changes in shareholders' equity as of December 31, 1994 and June
30, 1995 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 1995 and 1994, have been prepared by the Corporation, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 1995, and for all periods presented have been made.

   The consolidated financial statements include the accounts of Franklin Financial Services Corporation (the Corporation), and its wholly-owned subsidiaries. Subsidiaries include Franklin Founders Life Insurance Company, a credit life reinsurance company and Farmers and Merchants Trust Company, a commercial bank.
Effective May 1, 1995, The Mont Alto State Bank, also a commercial bank and a subsidiary of the Corporation, was merged into Farmers and Merchants Trust Company. All significant intercompany transactions and account balances have been eliminated.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Corporation's 1994 Annual Report.
The results of operations for the period ended
June 30, 1995, are not necessarily indicative of the operating results for the full year.

   For purposes of reporting cash flows, cash and cash equivalents include Cash, Due from Banks, Federal Funds Sold, and interest bearing deposits in other banks. Generally, Federal funds are purchased and sold for one-day periods. Supplemental disclosures of cash flow information are as follows:

Cash paid for six months ended June 30:           1995         1994

Interest paid on deposits and
other borrowed funds . . . . . . . . .         $5,198,000    $4,780,000

Income taxes paid . . . . . . . . . .         $   825,000   $   615,000


Note 2 -- Investment Securities

   Amortized cost and estimated market values of investment securities as of June 30, 1995 (unaudited), and December 31,
1994, were as follows  (amounts in thousands):


            Held to Maturity
            ----------------
                                                         June 30                      December 31
                                                          1995                            1994
                                                 -------------------            -------------------
                                                               Estimated                       Estimated
                                                 Amortized      Market           Amortized      Market
                                                   Cost          Value             Cost          Value
                                                 ---------     ---------            ------        ------
U.S. Treasury securities and obligations
  of U.S. Government agencies & corporations      $16,567       $16,560           $17,466       $17,091
Obligations of state and political subdivisions    17,893        18,062            18,909        18,717
Corporate debt securities                           8,879         8,829            11,147        10,920
Mortgage - backed securities                        7,864         7,839             9,810         9,450
                                                 --------        ------            ------        ------
                                                   51,203        51,290            57,332        56,178

Other                                               1,141         1,141             1,162         1,162
                                                 --------        ------            ------        ------
                                                  $52,344       $52,431           $58,494       $57,340
                                                   ======        ======            ======        ======


           Available for sale
           ------------------
                                                        June 30                      December 31
                                                          1995                          1994
                                                 -------------------            ------------------
                                                               Estimated                       Estimated
                                                 Amortized      Market           Amortized      Market
                                                   Cost          Value             Cost          Value
                                                 ---------     ---------            ------        ------

Equity securities                                  $1,220        $1,749            $1,213        $1,548
Obligations of state and political subdivisions     2,408         2,381             2,400         2,278
Corporate debt securities                             752           732
Mortgage - backed securities                        9,230         9,088            11,004        10,256
                                                   ------        ------            ------        ------
                                                  $13,610       $13,950           $14,617       $14,082
                                                   ======        ======            ======        ======




















   Interest income earned and dividends paid on investment securities for the three and six months ended June 30, 1995 and 1994 are as follows (amounts in thousands):

                                    Three Months          Six Months
                                   1995     1994         1995     1994

                                      Unaudited            Unaudited

U.S. Government Obligations           $73      $77         $140     $175
Obligations of U.S. Government
  Agencies and Corporations           445      389          896      797
Obligations of States and
  Political Subdivisions              280      337          567      678
Other Securities, primarily
  Notes and Debentures                154      220          333      460
Common Stock                           40       46           74       80

                                     $992   $1,069       $2,010   $2,190





Note 3 -- Deposits

Deposits are summarized as follows (amounts in thousands):

                                     June 30       December 31
                                       1995            1994
                                    Unaudited

Demand                                 $30,821         $29,323
Savings
  Interest-bearing checking             24,412          27,689
  Money Market Accounts                 28,993          30,558
  Passbook and Statement Savings        46,847          47,730

                                      $100,252        $105,977


Time
  Deposits of $100,000 and over         19,986          20,968
  Other Time Deposits                  107,667         100,429

                                      $127,653        $121,397

      Total Deposits                  $258,726        $256,697




















NOTE 4 -  Treasury Stock

   Pursuant to the stock repurchase program approved by the Board of Directors on January 5, 1995, the Corporation acquired 19,233 common shares as of June 30, 1995 at a cost of approximately $664,000. Under the program, the Corporation is authorized to purchase up to 50,000 shares in open market transactions through dealers.

   In addition to the stock repurchase program, the Board has authorized the repurchase of two separate blocks of common shares totaling 30,000 shares at a cost of $1,024,000. These block purchases occurred in February and June, 1995.


NOTE 5 - Accounting Standards Effective January 1, 1995

   The Corporation adopted statement of Financial Accounting Standard No. 114 titled "Accounting by Creditors for Impairment of a Loan" and Statement of Financial Accounting Standard No. 118 titled "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" effective January 1, 1995. The impact is immaterial to the Corporation's results.
































                               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                              FOR THE THREE AND SIX MONTH PERIODS
                                      ENDED JUNE 30, 1995
Part 1, Item 2

Results of Operations

   Consolidated net income for the second quarter and six
months ended June 30, 1995 was $1,056,000 and $2,143,000,
respectively, compared to $876,000 and $1,755,000, respectively, for the comparable periods in 1994. These results represent increases in net income for the quarter and six months of 20.5% and 22.1%, respectively. Consolidated earnings per share equaled $.82 and $1.66 for the quarter and six months ended June 30, 1995, respectively, versus $.67 and $1.35, respectively, for the same periods in 1994 and are weighted to reflect the impact of the stock
repurchase program.   Book value per share equaled $25.64 at June
30, 1995, up from $23.51 a year earlier. Per share information for 1994 has been restated to reflect a 10% stock dividend paid on December 30, 1994 to shareholders of record on December 9, 1994.

   The Corporation's annualized return on average assets (ROA) and return on average equity (ROE) for the first six months of 1995 were 1.39% and 12.94%, respectively, an improvement over 1.13% and 11.26%, respectively, for the first six months in 1994.

   Net interest income for the second quarter of 1995 showed marked improvement increasing $450,000, or 15.1% to $3,426,000 from $2,976,000 at June 30, 1994. Net interest income for the six months ended June 30, 1995 reflected the same improvement reaching $6,808,000, an increase of $832,000 or 13.9% over $5,976,000 a year earlier. A consistent overall loan demand coupled with higher loan yields and better managed deposit rates continued to be the driver behind the improved net interest income. Overall the increase in earning asset yields outpaced the increase in rate related liability costs. The Corporation's net interest margin on a tax-equivalent basis reached 4.91% at June 30, 1995 compared to 4.26% a year earlier. Net interest spread for the same periods was 4.12% and 3.73%, respectively.

   The Corporation expensed $83,000 and $122,000 for possible loan losses in the second quarter and six months of 1995, respectively, versus $10,000 and $45,000, respectively, for the same periods in 1994. A small increase in the ratio of net charge-offs to average loans for the first six months of 1995 to .15% from
 .10% a year earlier was primarily responsible for the moderate increase in the loan provision expense. The level of nonperforming assets continued its improvement reflected in the ratio of nonperforming assets to total assets reaching a new low of .66% at June 30, 1995 compared to 1.05% at June 30, 1994. Although the allowance for loan loss as a percentage of loans shows a decrease to 1.54% at June 30, 1995 from 1.65% a year earlier, the coverage provided for nonaccrual loans and nonperforming loans is more that adequate at 2.1 times and 1.6 times, respectively.

   Total other income excluding net securities gains realized moderate increases of 7.0% for the second quarter and 5.1% for the six months ended June 30, 1995. Trust commissions showed strong growth of $58,000, or 28.1%, for the quarter and $126,000, or 23.9%, for the six months. A higher volume of estate fees and approximately $11 million growth in trust assets under management from June 30, 1994 to June 30, 1995 was largely responsible for the increase in trust commission for the second quarter and six months ended June 30, 1995. Service charges, commissions and fees also showed strong growth of $78,000, or 16.9% to $540,000 for the second quarter and $134,000, or 14.9%, for the six months over the same periods in 1994 due primarily to higher business volume. Offsetting the increased revenues from trust commissions and service charges, commissions and fees was a decrease in other income of $78,000, or 46.9%, to $88,000 for the second quarter and $171,000, or 59.3%, to $117,000 for the six months. A nonrecurring gain ($117,000) on real property sold in 1994 and lower volumes of mortgage loans sold with gains ($27,000) were the primary factors for lower other income.

   Total other expense remained flat for the second quarter of 1995 compared to the second quarter of 1994 and showed only a slight increase of $77,000, or 1.4%, to $5,631,000 for the six months ended June 30, 1995. Salaries and benefits showed no change for the second quarter but did show an increase of $91,000, or 3.1% to $3,005,000 for the six months. Salary expense was up $121,000 or 5.9% due to merit increases and added personnel while benefit expense saw a decrease of $34,000 or 3.9% due largely to the completion of a major employee education program. Net occupancy expense decreased approximately 10% for the second quarter ($14,000) and six months ($26,000) due mainly to lower depreciation expense and building maintenance related to snow removal in 1994. Lower deposit volume resulted in lower FDIC insurance premiums of $5,000, or 3.3%, for the second quarter and $9,000, or 3.0%, for the six months compared to the same periods in 1994. Other expense was up $22,000, or 2.5%, for the second quarter and remained virtually unchanged for the six months versus the comparable periods a year earlier.

   Federal income tax expense totaled $349,000 for the second quarter and $714,000 for the six months ended June 30, 1995 compared to $197,000 and $451,000, respectively, for the same periods in 1994. The Corporation's effective tax rates for the six month periods ended June 30, 1995 and June 30, 1994 were
25.0% and 20.4%, respectively. The increase in the effective tax rate was largely due to lower tax free income relative to pretax income.







Financial Condition

   Total assets grew to $313,400,000 at June 30, 1995 from $310,554,000 at December 31, 1994. Total assets at June 30,
1994 were $305,791,000. Interest bearing deposits in other banks grew to $13,659,000 at June 30, 1995 from $381,000 at
December 31, 1994 due primarily to a growth in deposits and repos
(as discussed below) and shrinking investments. A significant portion of this balance ($13.4 million) is invested in overnight funds with the Federal Home Loan Bank of Pittsburgh. Investment securities held to maturity decreased $6,150,000 to $52,344,000 since year-end primarily due to calls, maturities and principal paydowns on mortgage-backed securities. Investment securities available for sale have turned to show a net unrealized gain of $224,000 at June 30, 1995 from a net unrealized loss of $353,000 at December 31, 1994. Net loans showed a reduction of $3.6 million to $215,677,000 at June 30, 1995 from $219,311,000 at year-end 1994.  Commercial loan volume was up approximately
$3.9 million since year end while mortgage and consumer loan volume was down approximately $7.5 million. The softening in consumer loan demand was primarily the result of uncertainty in the local area economy. This uncertainty was due to the pending decision of the Defense Department's Base Realignment and Closure Commission and its potential effect on individuals employed at Letterkenny Army Depot, one of Franklin County's largest employers. (See Below) Mortgage loans sold on the secondary market to FNMA for the six month period this year totaled $1.8 million compared to $5.0 million for the same period last year. In June, the Corporation acquired a building adjacent to its Main Office at a cost of $355,000. The building is to be used for future expansion and will require significant renovation. Renovation most likely will not begin until 1996.

   Total deposits have shown slow but steady growth to $258,726,000 at June 30, 1995 from $256,697,000 at
December 31, 1994 and $215,807,000 at June 30, 1994.
Effective marketing programs for deposit products, primarily certificates of deposit, customer displeasure with a local bank merger and higher rates are primarily responsible for the inflow of deposit funds. Securities sold under agreements to repurchase
(Repo) realized substantial growth to $12,729,000 at June 30, 1995 from $9,612,000 at December 31, 1994 and $3,136,000 at June
30, 1994. Other borrowings, primarily overnight borrowings have decreased significantly to $6,501,000 at June 30, 1995 from $8,951,000 at December 31, 1994 and $19,738,000 at June 30,
1994 due to the increase in deposit funds and repo balances. The Corporation has moved to an overnight funds sold position
($13.4 million) at June 30, 1995 from an overnight funds purchased position ($19.7 million) at June 30, 1994.

   Average earning assets represented 96.0%, or $294 million of total assets and yielded 8.3% for the six months ended June 30, 1995. The allowance for possible loan losses declined slightly ($46 thousand) to $3,379,000 at June 30, 1995 from $3,425,000 at
December 31, 1994 and represented 1.54% and 1.65% of net loans, respectively. The Corporation's loan-to-deposit ratio was 84.7% at June 30, 1995 versus 86.8% at December 31, 1994.

   The Corporation's nonperforming loans have improved to $2,046,000 at June 30, 1995 from $2,243,000 at December 31,
1994. Nonperforming loans one year ago totaled $3,052,000. Nonaccrual loans equaled $1.1 million at June 30, 1995 compared to $1.0 million at December 31, 1994 and June 30, 1994. Loans past due 90 days or more and still accruing totaled $.5 million at second quarter end 1995 compared to $.6 million and $1.3 million at December 31, 1994 and June 30, 1994, respectively. Restructured loans were $.5 million, $.6 million and $.7 million at June 30, 1995, December 31, 1994 and June 30, 1994, respectively.
Nonperforming assets represented .66% of total assets at June 30, 1995 versus 1.05% one year earlier. Net charge-offs to average loans were .15% and .10% at June 30, 1995 and 1994, respectively.

   The Defense Department's announcement in February, 1995 regarding military base realignment and closure included two large area employers - Letterkenny Army Depot in the Chambersburg
(Franklin County) area and Fort Ritchie in Maryland. In late June 1995, the independent Defense Base Realignment and Closure
Commission (BRAC) presented its recommendation to President
Clinton which included the realignment of Letterkenny
(approximately 2,000 - 2,500 jobs lost) and the closing of Fort Ritchie (approximately 1,000 Franklin County jobs lost out of a total of 2,500 jobs lost). The impact of the loss of jobs on the local economy and the Corporation is uncertain.


Liquidity

   The Corporation's liquidity position remained strong at second quarter-end 1995. The Corporation continues to sell mortgage loans to the secondary market (FNMA) and looks to its borrowing ability with the Federal Home Loan Bank of Pittsburgh to satisfy any liquidity needs. The Corporation has an overnight (Flexline) borrowing line of approximately $28,000,000 which had a zero balance at June 30, 1995. Currently management believes that liquidity is adequate to meet the borrowing and deposit withdrawal needs of its customers.


 Capital Adequacy

   Total shareholders' equity increased slightly by $555,000 or 1.7% to $33,428,000 at June 30, 1995 from $32,873,000 at
December 31, 1994. Earnings retention, the primary source of shareholder equity growth, has been negated through the repurchase of Franklin Financial common stock (treasury shares) and cash dividends paid to shareholders. At June 30, 1995, the cost of treasury shares equaled $1,688,000. (See Note 4 for more information on treasury stock.) For the second quarter and six months ended June 30, 1995, the Corporation paid cash dividends to shareholders of $336,000 and $687,000, respectively, which represented $.26 and $.52, respectively, per common share. Cash dividends paid for the same periods one year ago totaled $307,000 and $588,000, respectively, and represented cash dividends paid per share of $.25 and $.48, respectively. The cash dividend payout for 1995 represents 32.0% of six months earnings.

   Capital adequacy is currently defined by banking regulatory authorities through the use of several minimum required ratios. The following table presents capital ratios for the Corporation and its banking subsidiaries at June 30, 1995, as well as current minimum regulatory capital requirements. As the following table indicates, the Corporation exceeds all minimum capital requirements.

                           Farmers
                              &              Current
                          Merchants            FFSC         Regulatory
                        Trust Company      Consolidated     Minimum

Tier I                      9.89%             10.74%         6.00%
Leverage Ratio

Risk-based
Capital Ratio
     Tier  I               14.49%             15.70%         4.00%
     Tier II               15.75%             16.96%         8.00%



































PART II - OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                     HOLDERS

        The 1995 Annual Meeting of Shareholders (the "Meeting") of the Corporation was held on April 25, 1995. Notice of the Meeting was mailed to shareholders on or about March 30, 1995, together with proxy solicitation materials prepared in accordance with Section 14(a) of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder.

        The Meeting was held for the following purpose:

        1. To elect four Class B directors to hold office for 3 years from the date of election and until their successors are elected and qualified.

        There was no solicitation in opposition to the nominees of the Board of Directors for election to the Board. All nominees of the Board of Directors were elected. The number of votes cast for as well as the number of votes withheld for each of the nominees for election to the Board of Directors, were as follows:


                                                         Votes
Nominee                          Votes For              Withheld

Charles S. Bender             1,067,651.056             541.2858
Charles R. Diller             1,066,361.056           1,831.2858
Omer L. Eshleman              1,067,651.056             541.2858
Jeryl C. Miller               1,067,651.056             541.2858




Item 6.  Exhibits and Reports on Form 8-K

           (a)  Exhibits
                Exhibit 10 - Material Contracts
                Exhibit 11 - Computation of earnings per share.

           (b)  Reports on Form 8-K
                  There were no reports filed on Form 8-K for the quarter ended June 30, 1995.












                                             EXHIBIT 10

                                      SEVERANCE AGREEMENT


   MADE AS OF THIS   17th   Day of April, 1995 by and
between WILLIAM E. SNELL, JR. ("Executive") and FARMERS AND
MERCHANTS TRUST COMPANY OF CHAMBERSBURG (the "Bank") and FRANKLIN FINANCIAL SERVICES CORPORATION ("Franklin
Financial"). The Bank and Franklin Financial are sometimes hereinafter referred to collectively as the "Employers."


                                          Background:

   The Bank and Franklin Financial have each agreed to engage Executive as President effective April 17, 1995 and Executive has agreed to accept such engagement. It is the intention of the parties that Executive will serve as President of each of the Employers during a transition period beginning on April 17, 1995 and ending on the date of the expected retirement of Robert G. Zullinger, the current Chief Executive Officer of the Employers, in the Fall of 1996. It is anticipated that Executive will be appointed Chief Executive Officer of each of the Employers upon Mr. Zullinger's retirement.

   As an inducement to Executive to accept the foregoing engagement, the Employers wish to provide to Executive a severance benefit in the event that Executive's employment is terminated under certain circumstances prior to the end of the foregoing transition period, on the terms and subject to the conditions hereinafter set forth.

                                          WITNESSETH:

   NOW, THEREFORE, in consideration of the acceptance by Executive of his engagement as President of each of the Employers and for other good and valuable consideration, the parties hereto, intending to be legally bound, hereby agree as follows:

           1. Obligation of the Employers. Executive shall be entitled to receive from the Employers and the Employers shall pay to Executive the severance benefit described in Section 3 below in the event that Executive's employment is terminated by the Employers for any reason other than Justifiable Cause (as defined in Section 2 below) at any time prior to his appointment to the position of Chief Executive Officer of each of the Employers.

           2. Justifiable Cause. For purpose of this Agreement, the term "Justifiable Cause" shall mean:

                  (a) Serious and Willful Misconduct. Serious and willful misconduct by Executive in the course of or connected with his employment by the Employers;

                  (b) Incompetence and Gross Negligence. Substantial incompetence or gross negligence in the course of or connected with Executive's employment by the Employers;

                  (c) Failure to Perform. Material and persistent failure on the part of Executive to perform the duties assigned to him by the Employers; or

                  (d) Felony. Conviction of or the entry of a plea of guilty or nolo contendere to a felony.

   Notwithstanding any provision to the contrary set forth herein, Executive shall not be entitled to receive the severance benefit described in Section 3 below in the event that his employment by the Employers is terminated by reason of his death or disability or by reason of his resignation or other voluntary action by Executive.

           3.     Severance Benefit.

                  (a) General. In the event that Executive's employment is terminated by the Employers under circumstances which entitle Executive to receive a severance benefit hereunder, the Employers shall, at the election of Executive, either: (i) pay to Executive the sum of $140,000 within 15 days following the date of termination, or (ii) pay to Executive the sum of $10,000 per month for 14 months or until Executive obtains other employment, whichever shall first occur. (The foregoing severance benefit is a collective obligation of the Employers, e.g., if Executive elect to receive a lump sum payment, he shall be entitled to receive from the Employers a single payment of $140,000 and not a payment of $140,000 from each of the Bank and Franklin Financial).

                  (b) Election. Executive shall notify the Employers in writing within 10 days following the termination of his employment under circumstances which entitle him to receive a severance benefit hereunder whether he wishes to receive a lump sum payment in accordance with Section 3(a)(i) above or to receive a series of up to 14 monthly payments in accordance with Section 3(a)(ii) above.

                  (c) Withholding. The Employers shall deduct from any payment to be made to Executive hereunder all wage and withholding taxes as may be required under applicable law.

           4. Termination. This Agreement shall terminate and neither Executive nor the Employers shall have any further rights or obligations hereunder upon the appointment of Executive to the position of Chief Executive Officer of each of the Employers.

           5. No Effect on Employment. The parties acknowledge that Executive's status upon the commencement of his employment by the Employers will be that of an employee at will, that this Agreement is not intended to confer upon Executive any right with respect to the continuation of his employment by the Employers, that Executive is free for any reason to resign at any time, and that the Employers are free for any reason to terminate Executive's employment at any time.




              6.     Miscellaneous Provisions.

                  (a) Parties in Interest. This Agreement shall be binding upon and shall inure to the benefit of Executive and the Employers, and their respective heirs, personal representatives, successors and permitted assigns; provided, however, that Executive may not assign this Agreement or any of his rights hereunder.

                  (b) Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the Commonwealth of Pennsylvania, without reference to its law on the choice of laws.

                  (c) Amendment. No term or provision of this Agreement may be changed, waived, amended, terminated or otherwise modified, except by written instrument duly executed by Executive and by each of the Employers.

                  (d) Entire Agreement. This Agreement constitutes the entire agreement between Executive and the Employers concerning the subject matter hereof and supersedes all prior written or oral agreements or understandings between them.




































              IN WITNESS WHEREOF, this Agreement is executed as of the day and year first above written.


                               /S/ William E. Snell, Jr.           (SEAL)
                                   William E. Snell, Jr

                                   FARMERS AND MERCHANTS TRUST
                                   COMPANY OF CHAMBERSBURG

                           By: /S/ Robert G. Zullinger
                                   Robert G. Zullinger, President
                                   and Chief Executive Officer

                                   FRANKLIN FINANCIAL SERVICES
                                   CORPORATION

                           By: /S/ Robert G. Zullinger
                                   Robert G. Zullinger, President
                                   and Chief Executive Officer





































                                          Exhibit 11

                               COMPUTATION OF EARNINGS PER SHARE


                                   For the Three Months Ended June 30, 1995
                                   ----------------------------------------
                                    Primary         Primary          Fully
                                   Earnings        Earnings         Diluted
                                  Per Share*      Per Share*       Earnings
                                  As Reported     As Adjusted     Per Share
                                    -------         -------         -------
Computation of earnings per
  common share:

Shares
----------------
Weighted average shares
  outstanding                     1,284,751       1,284,751       1,284,751

Equivalent shares from exercise
  of dilutive common stock
  equivalents                               -        17,576          17,842
                                    -------         -------         -------
                                   1,284,751       1,302,327      1,302,593
                                   ========        ========        ========

Net Income                        $1,056,000      $1,056,000     $1,056,000
                                   ========        ========        ========

Earnings per common share
----------------
       Net income                      $0.82           $0.81         $0.81
                                   ========        ========        ========

 *Primary earnings per share "as reported" exclude the effect of the options issued under the Incentive Stock Option Plan, the Employees Stock
Purchase Plan, and the restricted stock issued under the Long-Term
Incentive Plan of 1990, as the effect of the equivalent shares on the earnings per share calculation is less than 3%. Primary earnings per share
"as adjusted" include the effect of the options and restricted stock.






























                                             Exhibit 11

                              COMPUTATION OF EARNINGS PER SHARE


                                   For the Six Months Ended June 30, 1995
                                   ----------------------------------------
                                    Primary         Primary          Fully
                                   Earnings        Earnings         Diluted
                                  Per Share*      Per Share*       Earnings
                                  As Reported     As Adjusted     Per Share
                                    -------         -------         -------
Computation of earnings per
  common share:

Shares
----------------
Weighted average shares
  outstanding                     1,291,312       1,291,312       1,291,312

Equivalent shares from exercise
  of dilutive common stock
  equivalents                          -             14,920          15,312
                                    -------         -------         -------
                                   1,291,312       1,306,232      1,306,624
                                   ========        ========        ========

Net Income                        $2,143,000      $2,143,000     $2,143,000
                                   ========        ========        ========

Earnings per common share
----------------
Net income                            $1.66          $1.64          $1.64
                                   ========        ========        ========

 *Primary earnings per share "as reported" exclude the effect of the options issued under the Incentive Stock Option Plan, the Employees Stock
Purchase Plan, and the restricted stock issued under the Long-Term
Incentive Plan of 1990, as the effect of the equivalent shares on the earnings per share calculation is less than 3%. Primary earnings per share
"as adjusted" include the effect of the options and restricted stock.































                                             Exhibit 11

                              COMPUTATION OF EARNINGS PER SHARE


                                 For the Three Months Ended June 30, 1994
                                 ----------------------------------------
                                    Primary         Primary          Fully
                                   Earnings        Earnings         Diluted
                                  Per Share*      Per Share*       Earnings
                                  As Reported     As Adjusted     Per Share
                                    -------         -------         -------
Computation of earnings per
  common share:

Shares**
----------------
Weighted average shares
  outstanding                     1,307,359       1,307,359       1,307,359

Equivalent shares from exercise
  of dilutive common stock
  equivalents                               -          18,602        19,043
                                    -------         -------         -------
                                   1,307,359       1,325,961      1,326,402
                                   ========        ========        ========

Net Income                          $876,000        $876,000       $876,000
                                   ========        ========        ========

Earnings per common share**
----------------
Net income                            $0.67           $0.66          $0.66
                                   ========        ========        ========

 *Primary earnings per share "as reported" exclude the effect of the options issued under the Incentive Stock Option Plan, the Employees Stock
Purchase Plan, and the restricted stock issued under the Long-Term
Incentive Plan of 1990, as the effect of the equivalent shares on the earnings per share calculation is less than 3%. Primary earnings per share
"as adjusted" include the effect of the options and restricted stock.

** Net income per share computations have been adjusted retroactively to reflect a 10% stock dividend paid on December 30, 1994 to shareholders of record on December 9, 1994.



























                                             Exhibit 11

                              COMPUTATION OF EARNINGS PER SHARE





                                  For the Six Months Ended June 30, 1994
                                   -------------------------------------
                                    Primary         Primary          Fully
                                   Earnings        Earnings         Diluted
                                  Per Share*      Per Share*       Earnings
                                  As Reported     As Adjusted     Per Share
                                    -------         -------         -------
Computation of earnings per
  common share:

Shares**
----------------
Weighted average shares
  outstanding                     1,303,358       1,303,358       1,303,358

Equivalent shares from exercise
  of dilutive common stock
  equivalents                               -          17,825        18,648
                                    -------         -------         -------
                                   1,303,358       1,321,183      1,322,006
                                   ========        ========        ========

Net Income                        $1,755,000      $1,755,000     $1,755,000
                                   ========        ========        ========

Earnings per common share**
----------------
Net income                            $1.35           $1.33           $1.33
                                   ========        ========        ========

 *Primary earnings per share "as reported" exclude the effect of the options issued under the Incentive Stock Option Plan, the Employees Stock
Purchase Plan, and the restricted stock issued under the Long-Term
Incentive Plan of 1990, as the effect of the equivalent shares on the earnings per share calculation is less than 3%. Primary earnings per share
"as adjusted" include the effect of the options and restricted stock.

** Net income per share computations have been adjusted retroactively to reflect a 10% stock dividend paid on December 30, 1994 to shareholders of record on December 9, 1994.


















                           FRANKLIN FINANCIAL SERVICES CORPORATION
                                      AND SUBSIDIARIES




                                         SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.


                                 FRANKLIN FINANCIAL SERVICES CORPORATION



Date    8/10/95           /S/ William E. Snell, Jr.
                              William E. Snell, Jr.
                              President








Date    8/10/95           /S/ Elaine G. Meyers
                              Elaine G. Meyers
                              Treasurer and Chief Financial Officer