Form 10-Q
period 1995-09-30
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 1995-11-13
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION,
                                 WASHINGTON, DC  20549

                                       FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

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

There were 1,416,090 outstanding shares of the Registrant's common stock as of November 3, 1995.

                        FRANKLIN FINANCIAL SERVICES CORPORATION
                                   AND SUBSIDIARIES


                                         INDEX


PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements                            Page

   Condensed Consolidated Balance Sheets as of
   September 30, 1995 (Unaudited) and
   December 31, 1994

   Condensed Consolidated Statements of Income for the Three and Nine Months ended
   September 30, 1995 and 1994 (unaudited)

   Condensed Consolidated Statements of Changes in
   Shareholders' Equity for the Nine Months ended
   September 30, 1995 (unaudited)

   Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1995 and 1994 (unaudited)

   Notes to Condensed Consolidated Financial
   Statements (unaudited)

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations

PART II - OTHER INFORMATION

Item 4 - Other Matter

Item 6 - Exhibits and Reports on Form 8-K

SIGNATURE PAGE

                                                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                                           (Amounts in Thousands)



                                                                         September 30      December
                                                                           1995              1994
                                                                         (unaudited)
                               ASSETS

    Cash and due from banks. . . . . . . . . . . . . . . . . . . . . . .   $8,243            $8,290
    Interest bearing deposits in other banks. . . . . . . . . . . . . . .  16,805               381
    Investment securities (Maket value of $50,993 and $57,340 at
      September 30, 1995 and December, 31 1994 respectively) (Note 2). .   50,787            58,494
    Investments available for sale (Note 2). . . . . . . . . . . . . . .   20,400            14,082
    Loans: . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  216,414           223,847
    Less: Unearned discount. . . . . . . . . . . . . . . . . . . . . . .     (660)           (1,111)
              Allowance for possible loan losses. . . . . . . . . . . . .  (3,319)           (3,425)

                   Net Loans . . . . . . . . . . . . . . . . . . . . . .  212,435           219,311
    Premises and equipment, net . . . . . . . . . . . . . . . . . . . . .   5,416             4,986
    Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .    4,733             5,010

    Total Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . $318,819          $310,554



                LIABLITIES AND SHAREHOLDERS' EQUITY
    Deposits: (Note 3)
      Demand (non-interest bearing) . . . . . . . . . . . . . . . . . . . $33,087           $29,323
      Savings and Interest checking . . . . . . . . . . . . . . . . . . .  99,162           105,977
      Time . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  129,920           121,397

    Total Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .  262,169           256,697

    Securities sold under agreements to repurchase . . . . . . . . . . .   13,975             9,612
    Other borrowings . . . . . . . . . . . . . . . . . . . . . . . . . .    6,501             8,951
    Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .   2,258             2,421

                         Total Liabilities                                284,903           277,681


    Commitments and Contingencies . . . . . . . . . . . . . . . . . . . .    -                 -


    Shareholders' equity:
    Common stock $1 par value per share, 5000 shares authorized with 1,354 and 1,354 shares issued and 1,293 and 1,352
      outstanding at September 30, 1995 and December 31,1994
      respectively . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,354             1,353
    Capital stock without par value, 5,000 shares authorized
      with no shares issued or outstanding . . . . . . . . . . . . . . .     -                 -
    Additional paid in capital . . . . . . . . . . . . . . . . . . . . .   19,441            19,451
    Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . .  15,003            12,884
    Net unrealized gain (loss)on securities . . . . . . . . . . . . . . .     389              (353)
    Treasury stock  (Note 4) . . . . . . . . . . . . . . . . . . . . . .   (2,108)              (36)
    Unearned compensation . . . . . . . . . . . . . . . . . . . . . . . .    (163)             (426)

    Total shareholders' equity . . . . . . . . . . . . . . . . . . . . .   33,916            32,873


    Total Liabilities and Shareholders' Equity . . . . . . . . . . . . .  318,819          $310,554


    The accompanying notes are an integral part of these statements


                                                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                  (Amounts in thousands, except per share)
                                                                 (Unaudited)


                                                                  For the Three              For the Nine
                                                                  Months Ended              Months Ended
                                                              September 30              September 30

                                                                1995         1994         1995         1994
    INTEREST INCOME
      Interest on loans. . . . . . . . . . . . . . . . . . . .  $5,276       $4,479      $15,317      $12,982
      Interest on deposits in other banks. . . . . . . . . . .     318            6          446           10
      Interest on federal funds sold. . . . . . . . . . . . .        1            0            6            5
      Interest and dividends on investments (Note 2). . . . .      960        1,015        2,970        3,205

        Total interest income . . . . . . . . . . . . . . . .    6,555        5,500       18,739       16,202

    INTEREST EXPENSE
      Interest on deposits . . . . . . . . . . . . . . . . . .   2,660        2,214        7,531        6,497
      Interest on securities sold under repurchase
        agreements and other borrowings . . . . . . .  . . . .     292          219          797          662

              Total interest expense . . . . . . . . . . . . .   2,952        2,433        8,328        7,159

      Net interest income . . . . . . . . . . . . . . . . . .    3,603        3,067       10,411        9,043

    Provision for possible loan loss . . . . . . . . . . . . .     (90)          (2)        (212)         (47)

    Net-interest income after provision
      for possible loan losses . . . . . . . . . . . . . . . .   3,513        3,065       10,199        8,996

    OTHER INCOME
      Trust commissions . . . . . . . . . . . . . . . . . . .      282          277          934          803
      Service charges, commissions and fees . . . . . . . . .      407          521        1,440        1,420
      Other . . . . . . . . . . . . . . . . . . . . . . . . .       62           38          179          326
      Net securities gains. . . . . . . . . . . . . . . . . .        0           60            0          176

        Total Other Income . . . . . . . . . . . . . . . . . .     751          896        2,553        2,725

    OTHER EXPENSE
      Salaries and benefits . . . . . . . . . . . . . . . . .    1,543        1,456        4,548        4,370
      Net occupancy expense . . . . . . . . . . . . . . . . .      141          113          389          387
      Furniture and equipment expense . . . . . . . . . . . .      179          184          568          562
      FDIC insurance . . . . . . . . . . . . . . . . . . . . .     161          141          449          438
      Other . . . . . . . . . . . . . . . . . . . . . . . . .      918          834        2,619        2,525

        Total Other Expenses . . . . . . . . . . . . . . . . .   2,942        2,728        8,573        8,282


    Income before income tax provision . . . . . . . . . . . .   1,322        1,233        4,179        3,439

    Income tax provision . . . . . . . . . . . . . . . . . . .    (296)        (229)      (1,010)        (680)

        Net income . . . . . . . . . . . . . . . . . . . . . .   1,026        1,004        3,169        2,759

    Earnings per share (Note 1)
        Net income per share . . . . . . . . . . . . . . . . .   $0.81        $0.77        $2.47        $2.11

    Net income per share computations for 1994 have been adjusted retroactively to reflect a 10% stock dividend paid on December 30, 1994 to shareholders of record on December 9, 1994.

    The accompanying notes are an intergral part of these statements


                                    CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                              for the year ended December 31, 1994 and the Nine Months ended September 30, 1995
                                                  (Amounts in thousands, except per share)









                                                                           Net
                                                  Additional            Unrealized
                                        Common     Paid-in   Retained   Gain/Loss  Treasury    Unearned
                                         Stock     Capital   Earnings   Securities   Stock    Compensation   Total


    Balance at December 31, 1993          1,231     15,493     14,358        302       (154)        (612)    30,618

    Year ended December 31, 1994
      Net Income                              -          -      3,760          -          -            -      3,760
                                              -          -                     -          -            -
      Cash dividends, $.98 per share          -          -     (1,224)         -          -            -     (1,224)
                                                                               -          -            -
      10% stock dividend                    122      3,888     (4,010)         -          -            -          0

      Common stock issued under stock
        option plans                          -         70          -          -        147            -        217

      Change in net unrealized loss on
        securities (Note 1 and 4)             -          -          -       (655)         -            -       (655)

      Acquisiton of 842 shares of
      Treasury stock at cost                  -          -          -          -        (29)           -        (29)

      Amortization of unearned compensation   -          -          -          -          -          186        186

    Balance at December 31, 1994         $1,353    $19,451    $12,884      ($353)      ($36)       ($426)   $32,873


      Net income                              -          -      3,169          -          -            -      3,169

      Cash Dividends,  $.80 per share         -          -     (1,050)         -          -            -     (1,050)

      Common stock issued under stock
        option plans                          1        (10)         -          -        101            -         92

      Change in net unrealized loss on
        securities                            -          -          -        742          -            -        742

      Acquisition of 62,246 shares of
      Treasury stock at cost                  -          -          -          -     (2,173)           -     (2,173)

      Amortization of unearned compensation   -          -          -          -          -          263        263

    Balance at September 30, 1995        $1,354    $19,441    $15,003       $389    ($2,108)       ($163)   $33,916
                (unaudited)

    The accompanying notes are an integral part of these statements.

                                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (Amounts in Thousands)
                                                                  Unaudited

                                                                                           For the Nine
                                                                                           Months Ended
                                                                                           September 30

                                                                                        1995          1994

    Cash flows from operating activities:
     Net Income . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . .          $3,169        $2,759
     Adjustments to reconcile net income to net cash
      provided (used) by operating activities:
       Depreciation . . . . . . . . . . . . . . . . . . . .. . . . . . . . . .             469           469
       Premium amortization on investment securities . . . . . . . . . . . . .              55           222
       Discount accretion on investment securities . . . . . . . . . . . . . .            (140)          (87)
       Provision for loan losses . . . . . . . . . . . . . . . . . . . . . . .             212            47
       Securities gains, net . . . . . . . . . . . . . . . . . . . . . . . . .               0          (176)
       Principal gains on sales of mortgage loans . . . . .. . . . . . . . . .             (26)          (45)
       Gain on sale of other assets. . . . . . . . . . . . . . . . . . . . . .              (6)         (116)
       Loan charge-offs, net of recoveries . . . . . . . . . . . . . . . . . .            (318)         (157)
       (Increase) in interest receivable . . . . . . . . . . . . . . . . . . .            (138)           (1)
       Increase(Decrease) in interest payable . . . . . . .. . . . . . . . . .             256            (6)
       (Increase)Decrease in unearned income . . . . . . . . . . . . . . . . .            (451)          442
       Decrease(Increase) in prepaid and other assets . . .. . . . . . . . . .             233          (120)
       Decrease in accrued expenses and other liabilities .. . . . . . . . . .            (619)         (195)

    Net cash provided by operating activities . . . . . . .. . . . . . . . . .          $2,696        $3,036


    Cash flows from investing activities:
     Proceeds from sales of investment securities available. . . . . . . . . .               0           695
     Proceeds from maturities of investment securities . . . . . . . . . . . .          16,405        17,501
     Purchase of investment securities . . . . . . . . . . . . . . . . . . . .         (13,807)       (5,400)
     Net Decrease (Increase) in loans . . . . . . . . . . .. . . . . . . . . .           5,163       (13,612)
     Proceeds from sale of mortgage loans . . . . . . . . .. . . . . . . . . .           2,296         7,372
     Capital expenditures . . . . . . . . . . . . . . . . .. . . . . . . . . .            (909)         (284)
     Proceeds from sales of other assets . . . . . . . . . . . . . . . . . . .              16           201

    Net cash provided by investing activities . . . . . . .. . . . . . . . . .           9,164         6,473

    Cash flows from financing activities:
     Net Increase(Decrease) in demand deposits,
      NOW accounts and savings accounts . . . . . . . . . .. . . . . . . . . .          (3,051)       (4,880)
     Net Increase (Decrease) in certificates of deposit . .. . . . . . . . . .           8,523          (766)
     Dividends . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (1,050)         (894)
     Common stock issued under stock option plans . . . . .. . . . . . . . . .             101            99
     Purchase of treasury shares . . . . . . . . . . . . . . . . . . . . . . .          (2,173)          (29)
     Cash inflows(outflows) from other borrowings . . . . .. . . . . . . . . .           1,913        (3,200)
     Other, net . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . .             255           176

    Net cash provided (used) by financing activities . . . . . . . . . . . . .           4,518        (9,494)


    Increase in cash and cash equivalents . . . . . . . . .. . . . . . . . . .          16,378            15

    Cash and cash equivalents as of January 1 . . . . . . .. . . . . . . . . .           8,670         7,183


    Cash and cash equivalents as of September 30 . . . . . . . . . . . . . . .         $25,048        $7,198

    The accompanying notes are an integral part of these statements.


                  FRANKLIN FINANCIAL SERVICES CORPORATION and SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                                      STATEMENTS
                                      (Unaudited)

Note 1 -- Basis of Presentation

   The condensed consolidated balance sheets as of September 30, 1995, the condensed consolidated statements of income for the three and nine-month period ended September 30, 1995 and 1994, the condensed consolidated statements of changes in shareholders' equity as of September 30, 1995 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1995 and 1994, have been prepared by the Corporation, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 1995, and for all periods presented have been made.

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

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Corporation's 1994 Annual Report. The results of operations for the period ended
September 30, 1995, are not necessarily indicative of the operating results for the full year.

   For purposes of reporting cash flows, cash and cash equivalents include Cash, Due from Banks, and Federal
Funds Sold. Generally, Federal funds are purchased and sold for one-day periods. Supplemental disclosures of cash flow information are as follows:

Cash paid for nine months ended                  1995           1994
    September 30 (unaudited):

Interest paid on deposits and
  other borrowed funds . . . . . . . . .       $8,072,000     $7,007,024

Income taxes paid . . . . . . . . . . . .      $1,125,000     $  755,000







Note 2 -- Investment Securities

   Amortized cost and estimated market values of investment securities as of September 30, 1995 (unaudited), and December 31, 1994, were as follows (amounts in thousands):

                Held to Maturity

                                                                     September 30                    December 31
                                                                        1995                           1994

                                                                            Estimated                          Estimated
                                                               Amortized      Market             Amortized       Market
                                                                Cost          Value               Cost           Value

    U.S. Treasury securities and obligations
      of U.S. Government agencies & corporations                $18,202     $18,210               $17,466       $17,091
    Obligations of state and political subdivisions              18,208      18,449                18,909        18,717
    Corporate debt securities                                     6,492       6,447                11,147        10,920
    Mortgage - backed securities                                  6,746       6,748                 9,810         9,450

                                                                 49,648      49,854                57,332         56,178

    Other                                                         1,139       1,139                 1,162          1,162

                                                                $50,787     $50,993               $58,494        $57,340



               Available for sale

                                                                     September 30                    December 31
                                                                        1995                           1994

                                                                            Estimated                          Estimated
                                                               Amortized      Market              Amortized      Market
                                                                Cost          Value                Cost          Value


    Equity securities                                            $1,237      $1,991                $1,213         $1,548
    U.S. Treasury securities and obligations
      of U.S. Government agencies & corporations                 $6,006      $5,996                   -               -
      Obligations of state and political subdivisions             2,413       2,404                 2,400          2,278
    Corporate debt securities                                     1,683       1,664                   -             -
    Mortgage - backed securities                                  8,472       8,345                11,004         10,256

                                                                $19,811     $20,400               $14,617        $14,082





   Interest income earned and dividends recieved on investment securities for the three and nine months ended September
30, 1995 and 1994 are as follows  (amounts in thousands):

                                             Three Months             Nine Months
                                             1995     1994            1995     1994
                                              (Unaudited)              (Unaudited)

    U.S. Government Obligations               $66      $69            $206     $244
    Obligations of U.S. Government
      Agencies and Corporations               452      396           1,348    1,193
    Obligations of States and
      Political Subdivisions                  279      320             846      998
    Other Securities, primariy
      Notes and Debentures                    129      214             462      674
    Common Stock                               34       16             108       96

                                             $960   $1,015          $2,970   $3,205



Note 3 - Deposits

Deposits are summarized as follows (amounts in thousands):

                                       September 30     December 31
                                           1995             1994
                                       (Unaudited)
                                           $33,087           $29,323
    Demand
    Savings
      Interest-bearing checking             29,439            27,689
      Money Market Accounts                 24,015            30,558
      Passbook and Statement Savings        45,708            47,730


                                           $99,162          $105,977


    Time
      Deposits of $100,000 and over         22,344            20,968
      Other Time Deposits                  107,576           100,429

                                           129,920           121,397

          Total Deposits                  $262,169          $256,697

NOTE 4 -  Treasury Stock

     Pursuant to the stock repurchase program approved by the Board of Directors on January 5, 1995, the Corporation acquired 23,469 common shares through September 30, 1995 at a cost of approximately $816,000. Under the program, the Corporation is authorized to purchase up to 50,000 shares in open market transactions through dealers.

     In addition to the stock repurchase program, the Board has authorized the repurchase of separate blocks of common shares totaling 38,777 shares at a cost of $1,357,000. The block purchases occurred in each of the first three quarters of 1995.


NOTE 5 - Accounting Standards Effective January 1, 1995

  The Corporation adopted Statement of Financial
Accounting Standards No. 114 titled "Accounting by
Creditors for Impairment of a Loan" and Statement of Financial Accounting Standards No. 118 titled "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" effective January 1, 1995. An analysis of these standards determined the impact to be immaterial to the Corporation's results.

                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                         FOR THE THREE  AND NINE MONTH PERIODS
                               ENDED SEPTEMBER 30, 1995
   Part 1, Item 2

Results of Operations

  Consolidated net income for the third quarter and nine months ended September 30, 1995 was $1,026,000 and $3,169,000, respectively, compared to $1,004,000 and $2,759,000, respectively, for the comparable periods in 1994. These results represent increases in net income for the quarter and nine months of 2.1% and 14.9%, respectively. Consolidated earnings per share equaled $.81 and $2.47 for the quarter and nine months ended September 30, 1995, versus $.77 and $2.11, respectively for the same periods in 1994. Book value per share equaled $26.25 at September 30, 1995, up from $24.00 a year earlier. Per share information for September 1994 has been restated to reflect a 10% stock dividend paid on December 30, 1994 to shareholders of record on December 9, 1994.

  The Corporation's annualized return on average assets (ROA) and return on average equity (ROE) for the first nine months of 1995 was 1.35% and 12.69%, respectively, an improvement over 1.19% and 11.67%, respectively, for the first nine months of 1994.

  Net interest income for the third quarter of 1995 showed marked improvement increasing $536,000, or 17.5%, to $3,603,000 from $3,067,000 at September 30, 1994. Net interest income for the nine months ended September 30, 1995 reflected the same improvement reaching $10,411,000, an increase of $1,368,000 or 15.1% over $9,043,000 a year earlier. A consistent overall loan demand coupled with higher loan yields and better managed deposit rates continued to be the driver behind the improved net interest income. Overall the increase in earning asset yields outpaced the increase in rate related liability costs. The
Corporation's net interest margin on a tax-equivalent basis reached 4.85% at September 30, 1995 compared to 4.38% a year earlier. Net interest spread for the same periods was 4.06% and 3.77%, respectively.

  The Corporation expensed $90,000 and $212,000 for possible loan losses in the third quarter and nine months of 1995, respectively versus $2,000 and $47,000, for the same periods in 1994. An increase in the ratio of net charge-offs to average loans for the first nine months of 1995 to .19% from .10% a year earlier was the primary factor driving the increase in loan loss provision expense. Other factors included the recent announcement that Franklin County jobs would be lost due to closure and realignment of a local Army depot and base. In June 1995, there was an announcement by the independent Defense Base Realignment and Closure
Commission, which received subsequent approval from President Clinton, to realign Letterkenny Army Depot in the
Chambersburg (Franklin County) area (2,000 - 2,500 jobs lost) and to close Fort Ritchie in Maryland (approximately
1,000 Franklin County jobs lost out of a total of 2,500).
Letterkenny is one of the areas largest employers. In addition, another recent announcement by the management of J. Schoeneman Co., a mens clothing manufacturer, that they would close in early 1996 will result in the loss of another 800 to 1,000 jobs, primarily Franklin County residents. Although the impact of the loss of jobs on the local economy and the Corporation is uncertain, the expected result is that consumer delinquencies and possibly consumer charge-offs could increase. At September 30, 1995, the level of nonperforming assets continued to show improvement reflected in the ratio of nonperforming assets reaching .73% compared to .96% at September 30, 1994. The allowance for possible loan loss as a percentage of loans remained stable at 1.54% as of September 30, 1995, compared to 1.58% a year earlier. The coverage the allowance for possible loan loss provides for nonaccrual loans and nonperforming loans is adequate at 3.8 times and
1.5 times, respectively.

  Total other income excluding net securities gains realized an $85,000, or 10.2% decrease for the third quarter of 1995 to $751,000, driven primarily by lower secondary market sales. For the nine months period ended September
30, 1995 and 1994 total other income remained stable at $2,553,000 versus $2,549,000, respectively. An increase in trust commissions of $131,000 for the nine months in 1995 was more than offset by the $147,000 decrease in other income. Trust commissions were up due to business growth. Other income was down due to a realized gain ($116,000) from the sale of real estate in 1994 and a decrease in gains from the sale of loans to the secondary market in 1995.

  Total other expense increased $214,000, or 7.8%, to $2,942,000 for the third quarter of 1995 compared to the same quarter in 1994. Salaries and benefits were up $87,000, or 6.0%, to $1,543,000 for the third quarter of 1995 compared to the third quarter of 1994. Salaries grew $59,000 due to merit increases and added personnel while benefit expense grew $28,000. Net occupancy expense increased 25.0% to $141,000 for the third quarter of 1995 versus the same quarter in 1994. Costs associated with building repairs and maintenance and a decrease in rental income were primarily responsible for the $28,000 increase in net occupancy expense for the quarter. As a result of reduced premiums on FDIC insurance effective in May 1995, the Corporation received a premium refund in the third quarter totaling $132,000; however, a $152,000 reserve was established in the third quarter of 1995 in anticipation of a future FDIC special assessment expense related to the Savings Association Insurance Fund (SAIF) and OAKKAR deposits. The
Corporation acquired $26 million in OAKKAR deposits in 1992 with a branch purchase from a thrift institution. The special assessment payment date is expected to be January 1, 1996. Other expense for the quarter was up $84,000, or 10.1%, primarily due to overall higher costs such as postage, travel, and telephone. Total other expense for the nine months ended September 30, 1995, grew moderately by $291,000, or 3.5% to $8,573,000 versus $8,282,000 a year earlier.


  Federal income tax expense totaled $296,000 for the third quarter and $1,010,000 for the nine months ended
September 30, 1995 compared to $229,000 and $680,000,
respectively, for the same periods in 1994.  The
Corporation's effective tax rates for the nine month periods ended September 30, 1995, and 1994 were 24% and 20%. The increase in the effective tax rate was largely due to lower tax free income relative to pretax income.


Financial Condition

  Total assets grew to $318,819,000, or 2.7%, at September 30, 1995 from $310,554,000 at December 31, 1994.
Total assets at September 30, 1994 were $307,165,000. Interest bearing deposits in other banks grew to $16,805,000 from $381,000 at December 31, 1994. A significant portion of the balance ($16.6 million) was invested in overnight funds with the Federal Home Loan Bank of Pittsburgh. Investment securities decreased $7.7 million to $50,787,000 while securities available for sale increased $6.3 million to $20,400,000. Loans, net of unearned discount decreased 3.1% to $215,754,000 at September 30, 1995 from year-end 1994.
Commercial loan volume was up approximately $4.4 million since year-end while mortgage and other consumer loan volume was down approximately $11.4 million. Consumer loan demand from December 31, 1994, continues to be soft due to uncertainty in the local area economy relative to job losses. Mortgage loans sold on the secondary market to FNMA for the nine month period this year totaled $2.3 million compared to $7.3 million for the same period last year.

  Total deposits continue to show slow but steady growth to $262,169,000 at September 30, 1995, from $256,697,000 at December 31, 1995. Effective marketing programs for deposit products, primarily certificates of deposits, customer displeasure with a local bank merger and higher deposit rates are primarily responsible for the inflow of deposit funds. Securities sold under agreements to repurchase (Repo) realized significant growth to $13,975,000 at September 30, 1995, from $9,612,000 at year-end 1994. Other borrowings have decreased $2.4 million to $6,501,000 at September 30, 1995 from December 31, 1994.

  Average earning assets represented 96.0%, or $298 million of total assets and yielded 8.3% for the nine months ended September 30, 1995. The allowance for possible loan loss declined 3.0% to $3,319,000 at September 30, 1995 from $3,425,000 at December 31, 1994 and represented 1.54% and 1.65%, respectively, of net loans. The Corporation's loan-to-deposit ratio was 82.3% at September 30, 1995, versus 86.8% at December 31, 1994.

  The Corporation's nonperforming loans have decreased to $2,191,000 at September 30, 1995 from $2,243,000 at December 31, 1994. Nonperforming loans one year ago equaled $2,941,000. Nonaccrual loans totaled $874,000 at September 30, 1995, versus $1.0 million at December 31, 1994, and September 30, 1994. Loans past due 90 days or more and still accruing totaled $888,000 at third quarter end 1995 compared to $.6 million and $1.2 million at December 31, 1994, and September 30, 1994, respectively. Restructured loans equaled $429,000 at September 30, 1995. At September 30, 1995, OREO was $123,000 compared to $0 at year-end 1994. Nonperforming assets represented .73% of total assets at September 30, 1995, compared to .72% and .96% at December 31, 1994 and September 30, 1994, respectively. Net charge-offs to average loans were .19% at September 30, 1995, up from .10% at December 31, 1994, and September 30, 1994.


Liquidity

  The Corporation's liquidity position remained strong at third quarter-end 1995. The Corporation continues to sell mortgage loans to the secondary market (FNMA) and looks to its borrowing ability with the Federal Home Loan Bank of Pittsburgh to satisfy any liquidity needs. The Corporation has an overnight (Flexline) borrowing line of approximately $28,000,000 and the availability of borrowing up to $43,000,000 on a term basis. At September 30, 1995, the Corporation had no overnight borrowings and had term borrowings of $6,501,000. Currently management believes that liquidity is adequate to meet the borrowing and deposit withdrawal needs of its customers.


 Capital Adequacy

  Total shareholders' equity increased $1,043,000, or 3.2%, to $33,916,000 at September 30, 1995, from $32,873,000 at
December 31, 1994. Earnings retention, the primary source of shareholder equity growth, has been off set through the repurchase of Franklin Financial common stock (treasury shares) and cash dividends paid to shareholders. At
September 30, 1995, the cost of treasury shares equaled $2,173,000. (See Note 4 for more information on treasury stock.) For the third quarter and nine months ended
September 30, 1995, the Corporation paid cash dividends to shareholders totaling $363,000 and $1,050,000, respectively, compared to $306,000 and $894,000, respectively, for the same periods in 1994. Dividends paid per share were $.28 and $.80, respectively, for the quarter and nine months ended September 30, 1995. The cash dividend paid to shareholders represents 33.0% of nine months earnings.

  Capital adequacy is currently defined by banking regulatory authorities through the use of several minimum required ratios. The following table presents capital ratios for the Corporation and its banking subsidiary at September 30, 1995, as well as current minimum regulatory capital requirements (unaudited). As the following table indicates, the Corporation exceeds all minimum capital requirements.

                                  Farmers
                                     &               Current
                                  Merchants           FFSC         Regulatory
                                Trust Company      Consolidated    Minimum

Tier I leverage ratio                9.75%            10.75%        6.00%


Risk-based capital ratio
     Tier  I                        14.90%            16.21%        4.00%
     Tier II                        16.16%            17.47%        8.00%

PART II - OTHER INFORMATION

Item 4.  OTHER MATTERS

  On October 5, 1995, the Corporation's Board of Directors declared a 50% stock split issued in the form of a stock dividend payable on December 29, 1995, to shareholders of record on December 8, 1995. The September 30, 1995, financial statements do not reflect the effects of the stock dividend.



Item 6.  Exhibits and Reports on Form 8-K

   (a)  Exhibits
        Exhibits 11 - Computation of earnings per share.

   (b)  Reports on Form 8-K
          There were no reports filed on Form 8-K for the quarter ended September 30, 1995.

                                      Exhibit 11

                           COMPUTATION OF EARNINGS PER SHARE


                                    For the Three Months Ended September 30, 1995

                                        Primary         Primary          Fully
                                       Earnings        Earnings         Diluted
                                      Per Share*      Per Share*       Earnings
                                      As Reported     As Adjusted      Per Share

    Computation of earnings per
      common share:

    Shares

    Weighted average shares
      outstandiing                     1,268,593       1,268,593       1,268,593

    Equivalent shares from exercise
      of dilutive common stock
      equvalents                               -          19,461          23,119

                                       1,268,593       1,288,054       1,291,712


    Net Income                        $1,026,000      $1,026,000      $1,026,000


    Earnings per common share

           Net income                      $0.81           $0.80           $0.79


    * Primary earnings per share "as reported" exclude the effect of the options issued under the Incentive
    Stock Option Plan, the Employee Stock Purchase Plan, and the restricted stock issued under the
    Long-Term Incentive Plan of 1990, as the effect of the equivalent shares on the earnings per share calculation is less than 3%. Primary earnings per share "as adjusted" include the effect of the options and restricted stock.

                                    For the Nine Months Ended September 30, 1995

                                        Primary         Primary          Fully
                                       Earnings        Earnings         Diluted
                                      Per Share*      Per Share*       Earnings
                                      As Reported     As Adjusted      Per Share

    Computation of earnings per
      common share:

    Shares

    Weighted average shares
      outstandiing                     1,283,511       1,283,511       1,283,511

    Equivalent shares from exercise
      of dilutive common stock
      equvalents                               -          15,809          19,856

                                       1,283,511       1,299,320       1,303,367


    Net Income                        $3,169,000      $3,169,000      $3,169,000


    Earnings per common share

           Net income                      $2.47           $2.44           $2.43


    * Primary earnings per share "as reported" exclude the effect of the options issued under the Incentive
    Stock Option Plan, the Employee Stock Purchase Plan, and the restricted stock issued under the
    Long-Term Incentive Plan of 1990, as the effect of the equivalent shares on the earnings per share calculation is less than 3%. Primary earnings per share "as adjusted" include the effect of the options and restricted stock.

                                    For the Three Months Ended September 30, 1994

                                        Primary         Primary          Fully
                                       Earnings        Earnings         Diluted
                                      Per Share*      Per Share*       Earnings
                                      As Reported     As Adjusted      Per Share

    Computation of earnings per
      common share:

    Shares**

    Weighted average shares
      outstandiing                     1,308,574       1,308,574       1,308,574

    Equivalent shares from exercise
      of dilutive common stock
      equvalents                               -          20,344          24,260

                                       1,308,574       1,328,918       1,332,834


    Net Income                        $1,004,000      $1,004,000      $1,004,000


    Earnings per common share**

           Net income                      $0.77           $0.76           $0.75


    * Primary earnings per share "as reported" exclude the effect of the options issued under the Incentive
    Stock Option Plan, the Employee Stock Purchase Plan, and the restricted stock issued under the
    Long-Term Incentive Plan of 1990, as the effect of the equivalent shares on the earnings per share calculation is less than 3%. Primary earnings per share "as adjusted" include the effect of the options and restricted stock.

    ** Net income per share computations have been adjusted retroactively to reflect a 10% stock dividend paid on December 30, 1994 to shareholders of record on December 9, 1994.




                                    For the Nine Months Ended September 30, 1994

                                        Primary         Primary          Fully
                                       Earnings        Earnings         Diluted
                                      Per Share*      Per Share*       Earnings
                                      As Reported     As Adjusted      Per Share

    Computation of earnings per
      common share:

    Shares**

    Weighted average shares
      outstandiing                     1,305,116       1,305,116       1,305,116

    Equivalent shares from exercise
      of dilutive common stock
      equvalents                               -          17,884          22,301

                                       1,305,116       1,323,000       1,327,417


    Net Income                        $2,759,000      $2,759,000      $2,759,000


    Earnings per common share**

           Net income                      $2.11           $2.09           $2.08


    * Primary earnings per share "as reported" exclude the effect of the options issued under the Incentive
    Stock Option Plan, the Employee Stock Purchase Plan, and the restricted stock issued under the
    Long-Term Incentive Plan of 1990, as the effect of the equivalent shares on the earnings per share calculation is less than 3%. Primary earnings per share "as adjusted" include the effect of the options and restricted stock.

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


                                    FRANKLIN FINANCIAL SERVICES CORPORATION



Date    11/10/95
                                            William E. Snell, Jr.
                                            President








Date    11/10/95
                                             Elaine G. Meyers
                                             Treasurer and
                                             Chief Financial Officer