Form 10-K
period 1995-12-31
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 1996-03-29
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                           FORM  10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 1995

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

  For the transition period from              to
                 Commission file number 0-12126

                 FRANKLIN FINANCIAL SERVICES CORPORATION
        (Exact name of registrant as specified in its charter)

      PENNSYLVANIA                                      25-1440
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)


20 South Main Street, P. O. Box T, Chambersburg, PA           17201-0819
     (Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code (717) 264-6116

  Securities registered pursuant to Section 12(b) of the Act:
                                            Names of each exchange on
       Title of each class                  which registered
            NONE


  Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock $1.00 par value per share

                        (Title of Class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements
of the past 90 days.     Yes X  No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.


The aggregate market value of the 1,633,209 shares of the Registrant's common stock held by nonaffiliates of the Registrant as of March 1, 1996, based on the average of the bid and asked price for such shares, was $46,138,154.25.


      APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
           PROCEEDINGS DURING THE PRECEDING FIVE YEARS;
  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes      No

            (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
  Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.
There were 2,030,465 outstanding shares of the Registrant's common stock as of March 1, 1996.

               DOCUMENTS INCORPORATED BY REFERENCE
  (1)Portions of the annual report to stockholders for the year ended December 31, 1995, are incorporated by reference into Part I and Part II.
  (2)Portions of the definitive annual proxy statement to be filed, pursuant to Reg. 14A within 120 days after December 31, 1995, are incorporated into Part III.





             FRANKLIN FINANCIAL SERVICES CORPORATION

                            FORM 10-K


                              INDEX

Part I
Page

  Item 1.  Business  . . . . . . . . . . . . . . . . . . . . . . . . . .  2
  Item 2.  Properties  . . . . . . . . . . . . . . . . . . . . . . . . . 15
  Item 3.  Legal Proceedings . . . . . . . . . . .. . . . . . . . . . .  15
  Item 4.  Submission of Matters to a Vote of Security Holders . . . . . 15

Part II

  Item 5.  Market for Registrant's Common Equity and
             Related Stockholder Matters . . . . . . . . . . . . . . . . 15
  Item 6.  Selected Financial Data . . . . . . . . . . . . . . . . . .   15
  Item 7.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations . . . . . . . . . . . . 16
  Item 8.  Financial Statements and Supplementary Data . . . . .. . . .  16
  Item 9.  Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure . . . . . . . . . . . . 16

Part III

  Item 10.  Directors and Executive Officers of the Registrant . . . . . 16
  Item 11.  Executive Compensation . . . . . . . . . . . . . . . . . . . 17
  Item 12.  Security Ownership of Certain Beneficial
              Owners and Management. . . . . . . . . . . . . . . . . . . 17
  Item 13.  Certain Relationships and Related Transactions . . . . . . . 17

Part IV

  Item 14.  Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . 18

  Signatures   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 20

  Index of Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . 22




                             PART I


ITEM 1.  Business

General

     Franklin Financial Services Corporation (the "Corporation") was organized as a Pennsylvania business corporation on June 1, 1983 and is a registered bank holding company under the Bank
Holding Company Act of 1956, as amended (the "BHCA").  On January
16, 1984, pursuant to a plan of reorganization approved by the shareholders of Farmers and Merchants Trust Company of Chambersburg ("F&M Trust" or "the Bank") and the appropriate regulatory agencies, the Corporation acquired all the shares of F&M Trust and issued its own shares to former F&M Trust shareholders on a share-for-share basis.
     On May 1, 1995, the Mont Alto State Bank, also a commercial bank and a subsidiary of the Corporation, was merged into Farmers and Merchants Trust Company. In addition, on December 29, 1995, Franklin Founders Life Insurance Company, a credit life reinsurance company and a subsidiary of the Corporation, was liquidated.
     The Corporation conducts all of its business through its only direct subsidiary, F&M Trust, which is wholly-owned. F&M
Trust, established in 1906, is a full-service, Pennsylvania-chartered commercial bank and trust company which is not a member of the Federal Reserve System. The bank, which operates eight full service offices in Franklin County, Pennsylvania, engages in general commercial, retail banking and trust services normally associated with community banks and the deposits are insured (up to applicable limits) by the Federal Deposit Insurance
Corporation ("the FDIC"). A wide variety of banking services are offered by F & M Trust to businesses, individuals, and governmental entities. These services include, but are not necessarily limited to, accepting and maintaining checking, savings, and time deposit accounts, offering certificates of deposit in various forms and at various interest rates, providing mortgage and trust services, making loans and providing safe deposit facilities.
     None of the Corporation's subsidiaries are dependent upon a single customer or a few customers for a material part of their business. Thus, the loss of any customer or identifiable group of customers would not materially affect the business of any affiliate in an adverse manner. Also, none of the Corporation's business is seasonal.
     The Bank's lending activities consist primarily of commercial, agricultural and industrial loans, installment and revolving loans to consumers, residential mortgage loans, and construction loans. Secured and unsecured commercial and industrial loans, including accounts receivable, inventory financing and commercial equipment financing, are made to small and medium-sized businesses, individuals, governmental entities, and non-profit organizations. F&M Trust also participates in the Pennsylvania Higher Education Assistance Act student loan program and the Pennsylvania Housing Finance Agency program.
     Installment loans involve both direct loans to consumers and the purchase of consumer obligations from dealers and others who have sold or financed the purchase of merchandise, including automobiles and mobile homes, to their customers on time. The
Bank's mortgage loans include long-term loans to individuals and to businesses secured by mortgages on the borrower's real property. Construction loans are made to finance the purchase of land and the construction of buildings thereon, and are secured by short-term mortgages on real estate. In certain situations, the Bank acquires properties through foreclosure on delinquent loans. The Bank holds these properties until such time as they are in a marketable condition and a buyer can be obtained.
     F&M Trust's Trust Department offers all of the personal and corporate trust services normally associated with trust departments of area banks, including estate planning and administration, corporate and personal trust fund management, pension, profit sharing and other employee benefits funds management, custodial services, and trustee services for publicly issued debentures.

Competition

     The Corporation and its subsidiary operate in a competitive environment that has intensified in the past few years as they have been compelled to share their market with institutions that are not subject to the regulatory restrictions on domestic banks and bank holding companies. Profit margins in the traditional banking business of lending and deposit gathering have declined as deregulation has allowed nonbanking institutions to offer alternative services to many of F&M Trust's customers.
     The principal market of F&M Trust is in Franklin County, Pennsylvania. Nine commercial bank competitors of F&M Trust have offices in Franklin County, in addition to credit unions, savings and loan associations, mortgage banks, brokerage firms and other competitors. F&M trust is the largest locally owned financial institution in its principal market and had total assets of approximately $313,000,000 at December 31, 1995.
     All of the local commercial bank competitors of the corporation are subsidiaries of bank holding companies. The largest of these bank holding companies had consolidated assets of approximately $61,000,000,000 at December 31, 1995. The Corporation would rank sixth in size of the ten consolidated bank holding companies having branches in Franklin County.
Staff
     As of December 31, 1995, the Corporation and its subsidiary had 145 full-time employees and 43 part-time employees. Most employees participate in pension, profit sharing/bonus, and employee stock purchase plans and are provided with group life, health and major medical insurance. Management considers employee relations to be excellent.

Supervision and Regulation

     Various requirements and restrictions under the laws of the United States and under Pennsylvania law affect the Corporation and F&M Trust.

General

     The Corporation is registered as a bank holding company subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") under the BHCA, as amended. As a bank holding company, the Corporation's activities and those of its banking and nonbanking subsidiaries are limited to the business of banking and activities closely related or incidental to banking. Bank holding companies are required to file periodic reports with and are subject to examination by the Federal Reserve Board. The Federal Reserve Board has issued regulations under the BHCA that require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. As a result, the Federal Reserve Board, pursuant to such regulations may require the Corporation to stand ready to use its resources to provide adequate capital funds to its banking subsidiaries during periods of financial stress or adversity.

     The BHCA prohibits the Corporation from acquiring direct or indirect control of more than 5% of the outstanding shares of any class of voting stock or substantially all of the assets of any bank or merging or consolidating with another bank holding company without prior approval of the Federal Reserve Board. Similar restrictions currently apply to acquisition of control of shares of stock of the Corporation or its banking subsidiaries by other bank holding companies. Additionally, the BHCA prohibits the Corporation from engaging in or from acquiring ownership or control of more than 5% of the outstanding shares of any class of voting stock of any company engaged in a nonbanking business, unless such business is determined by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto.

     F&M Trust is not a member of the Federal Reserve System. Accordingly, its operations are subject to regulation and examination by the FDIC and by the Pennsylvania Department of Banking("the PDOB"). F&M Trust is subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amount of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the Bank. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.
Capital Adequacy Guidelines

     Bank holding companies are required to comply with the Federal Reserve Board's risk-based capital guidelines. The required minimum ratio of total capital to risk-weighted assets
(including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is required to be "Tier 1 capital," consisting principally of common shareholders' equity, noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less certain intangible assets (as discussed below). The remainder ("Tier 2 capital") may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve Board requires a bank holding company to comply with the "leverage ratio" under which the bank holding company must maintain a minimum level of Tier 1 capital to average total consolidated assets of 3% for those bank holding companies which have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. All other bank holding companies are required to maintain a ratio of at least 1% to 2% above the stated minimum. F&M Trust is subject to similar capital requirements adopted by the FDIC.

     In their risk-based capital guidelines, the Federal banking agencies are required to take adequate account of interest rate risk, concentration of credit risk, and risks of nontraditional activities. In August of 1995, the Federal banking agencies, including the FDIC, issued a rule modifying their existing risk-based capital standards to provide for consideration of interest rate risk when assessing the capital adequacy of an institution.
This new rule implements the first step of a two-step process by explicitly including a bank's exposure to declines in the value of its capital due to changes in interest rates as one factor that the banking agencies will consider in evaluating a bank's capital adequacy. The new rule does not establish a measurement framework for assessing a bank's interest rate risk exposure level. Examiners will use data collected by the banking agencies to determine the adequacy of an individual bank's capital in light of interest rate risk. Examiners will also consider historical financial performance, earnings exposure to interest rate movements and the adequacy of internal interest rate risk management, among other things. This case-by-case approach for assessing a bank's capital adequacy for interest rate risk is transitional. The second step of the banking agencies' interest rate risk regulation will be to establish an explicit minimum capital charge for interest rate risk, based on measured levels of interest rate risk exposure. The banking agencies will implement this second step at some future date. The Corporation is unable to predict the form in which these future regulations will ultimately be adopted or the effect the new or anticipated regulations would have on the operations and capital adequacy of the Bank.

     The federal regulators adopted final rules relating to concentration of credit risk and risks of non-traditional activities effective on January 17, 1995. The agencies declined to adopt a quantitative test for concentrations of credit risk and, instead, provided that such risk would be considered in addition to other risks in assessing an institution's overall capital adequacy. Institutions with higher concentration of credit risk will be required to maintain greater levels of capital. Similarly, the federal agencies incorporated the evaluation of the risks of non-traditional activities into the overall assessment of capital adequacy. The agencies indicated that proposed rules regarding specific types of non-traditional activities will be promulgated from time to time.

     The Bank is also subject to PDOB capital guidelines.
Although not adopted in regulation form, the PDOB utilizes capital standards requiring a minimum of 6% leverage capital and 10% risk-based capital. The components of leverage and risk-based capital are substantially the same as those defined by the FDIC.

     In addition, F&M Trust is subject to the FDIC's Prompt
Corrective Action Regulations.

     The Federal Deposit Insurance Act (the "FDIA") requires each Federal banking agency to specify by regulation, the levels at which an insured institution would be considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Under uniform regulations adopted by the FDIC and other federal bank regulators, a bank is considered "well capitalized" if it has: (I) a total risk-based capital ratio of 10% or greater, (ii) Tier 1 risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater, and (iv) is not subject to any order or written directive to meet and maintain a specific capital level. An "adequately capitalized" bank is defined under the regulations as one that has: (I) a total risk-based capital ratio of 8% or greater, (ii) a Tier 1 risk-based capital ratio of 4% or greater, (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of a bank with the highest composite regulatory examination rating), and (iv) does not meet the definition of a well-capitalized bank. A bank would be considered "undercapitalized" if it has (I) a total risk-based capital ratio less than 8%, (ii) a Tier 1 risk-based capital ratio of less than 4%, (iii) a leverage ratio of less than 4% (or
3% in the case of a bank with the highest regulatory examination rating of 1); (B) "significantly undercapitalized" if the bank has: (I) a total risk-based capital rate of less than 6%, (ii) a Tier 1 risk-based capital ratio of less than 3%, or (iii) a leverage ratio of less than 3%; and (C) "critically undercapitalized" if the bank has a ratio of tangible equity to total assets of equal to or less than 2%. The applicable federal bank regulator for a depository institution can, under certain circumstances, reclassify a "well capitalized" institution as "adequately capitalized" or require an "adequately capitalized" or "undercapitalized" institution to comply with supervisory actions as if it were in the next lower category. Such a reclassification could be made if the regulatory agency determines that the institution is in an unsafe or unsound condition (which could include unsatisfactory examination ratings). F&M Trust meets the criteria to be considered "well capitalized" within the meaning of applicable regulations.

Regulatory Restrictions on Dividends

     Dividend payments by the Bank to the Corporation are subject to the Pennsylvania Banking Code of 1965 (the "Banking Code"), the FDIA, and FDIC regulations. Under the Banking Code, no dividends may be paid except from "accumulated net earnings" (generally retained earnings). The Federal Reserve Board, the Comptroller of the Currency and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions. Under the FDIA, no dividends may be paid by an insured bank if the bank is in arrears in the payment of any insurance assessment due to the FDIC. The Prompt Corrective Action rules also limit the payment of dividends by banks which are not classified as well capitalized or adequately capitalized.

     Under these policies and subject to the restrictions applicable to the Bank, the Bank could declare, during 1996, without prior regulatory approval, aggregate dividends of approximately $5.510 million, plus net profits earned to the date of such dividend declaration in 1996.

FDIC Insurance Assessments

     The FDIC has implemented a risk-related premium schedule for all insured depository institutions that results in the assessment of premiums based on capital and supervisory measures. Under the risk-related premium schedule, the FDIC assigns, on a semiannual basis, each institution to one of three capital groups (well-capitalized, adequately capitalized or undercapitalized) and further assigns such institution to one of three subgroups within a capital group. The institution's subgroup assignment is based upon the FDIC's judgment of the institution's strength in light of supervisory evaluations, including examination reports, statistical analyses and other information relevant to measuring the risk posed by the institution. Only institutions with a total capital to risk-adjusted assets ratio of 10.00% or greater, a Tier 1 capital to risk-based assets ratio of 6% or greater, and a Tier 1 leverage ratio of 5.0% or greater, are assigned to the well-capitalized group. As of December 31, 1995, the Bank was well capitalized for purposes of calculating insurance assessments.

     In August 1995, the FDIC adopted an amendment to the Bank Insurance Fund ("BIF") risk-based assessment schedule that lowers the deposit insurance assessment rate for most (90% or more) commercial banks and other depositor institutions with deposits insured by BIF to $.04 per $100 of insured deposits. On
November 14, 1995, the FDIC further reduced the BIF assessment rates to a range of $.00 per $100 of insured deposits (subject to a minimum annual premium of $2,000) for those institutions with the least risk to $0.27 for every $100 of insured deposits for institutions deemed to have the highest risk, beginning
January 1, 1996. At the same time, the FDIC voted to retain the existing assessment rates of $.23 for every $100 of deposits for the members of SAIF in the lowest risk-based premium category and $0.31 for every $100 of insured deposits for members of SAIF in the highest risk-based premium category. The Bank is a member of the BIF; however, as of December 31, 1995 approximately $23,319,000 of its deposits (representing 9% of total deposits) related to the acquisition of its Waynesboro branch were insured by the SAIF and are subject to SAIF rates.
Interstate Banking

     Prior to the passage of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"), the BHCA prohibited a bank holding company located in one state from acquiring a bank located in another state, unless such an acquisition by an out-of-state bank holding company was specifically authorized by the law of the state where the bank to be acquired was located. Similarly, interstate branching was generally prohibited by the McFadden Act. The Interstate Banking Act permits an adequately capitalized and adequately managed bank holding company to acquire a bank in another state, whether or not the law of that other state permits the acquisition, subject to certain deposit concentration caps and the approval of the Federal Reserve Board. In addition, beginning on June 1, 1997, under the Interstate Banking Act, a bank can engage in interstate expansion by merging with a bank in another state or acquiring the assets and liabilities of a bank in another state and also may consolidate the acquired bank into new branch offices of the acquiring bank, unless the other state affirmatively opts out of the legislation before that date. A state may also opt into the legislation earlier than June 1, 1997 if it wishes to do so. The Interstate Banking Act also permits de novo interstate branching as of June 1, 1997, but only if a state affirmatively opts in by adopting appropriate legislation. In July of 1995, Pennsylvania adopted "opt in" legislation which allows such transactions today, prior to the June 1, 1997 federal effective date.





Selected Statistical Information

     Certain statistical information is included in the Corporation's 1995 Annual Report and is incorporated herein by reference

     Description of Statistical Information              Annual
     Incorporated by Reference from the                  Report
         1995 Annual Report                                Page

     Net Interest Income                                    41
     Analysis of Net Interest Income                    42 and 43
     Deposits by Major Classification                       43
     Rate-Volume Analysis of Net Interest Income            44
     Investment Securities at Amortized Cost                46
     Time Certificates of Deposit of $100,000 or More       47
     Short-Term Borrowings                                  48
     Loan Portfolio                                         50
     Allocation of the Allowance for Possible Loan Losses   50
     Non-Performing Assets                                  50
     Allowance for Possible Loan Losses                     51
     Interest Rate Sensitivity                              53
     Maturity Distribution of Investment Portfolio          54
     Maturities and Interest Rate Terms of Loans            55

Item 2.  Properties
     The Corporation's headquarters is located in the main office of F&M Trust at 20 South Main street, Chambersburg, Pennsylvania. The Corporation owns eight properties throughout Franklin County which are held for future expansion and are currently leased to others.
     In addition to the main office, F&M Trust owns eight other properties which are used for banking offices and operations. F&M Trust also owns two properties which are held for expansion and are currently leased to others.

Item 3.  Legal Proceedings
     None.
Item 4.  Submission of Matters to a Vote of Security Holders
     None.

                             PART II
Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters
     The information related to this item is incorporated by reference to the information appearing under Market and Dividend
Information on Page 16 and Shareholders' Information on Page 63 of the Corporation's 1995 Annual Report to Shareholders.

Item 6.  Selected Financial Data
     The information related to this item is incorporated by reference to the information appearing under Summary of Selected
Financial Data on Page 3 of the Corporation's 1995 Annual Report to
Shareholders.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations
     The information related to this item is incorporated by reference to the information appearing under Management's
Discussion and Analysis on Pages 39 through 56 of the Corporation's 1995 Annual Report to Shareholders.

Item 8.  Financial Statements and Supplementary Data
     The information related to this item is incorporated by reference to the information appearing under Financial Statements and Notes to Consolidated Financial Statements, including the Report of Independent Public Accountants, on Pages 17 through 38 of the Corporation's 1995 Annual Report to Shareholders.

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure
     None.


                             PART III
Item 10.  Directors and Executive Officers of the Registrant
     The information related to this item is incorporated by reference to the material set forth under the captions "Information about Nominees and Continuing Directors" on Pages 4 through 7, and "Executive Officers" on Page 8 of the Corporation's Proxy Statement for the 1996 Annual Meeting of Shareholders.

Item 11.  Executive Compensation
     The information related to this item is incorporated by reference to the material set forth under the captions "Compensation of Directors" on Page 8 and "Executive compensation and Related Matters" on Pages 8 through 13 of the Corporation's Proxy Statement for the 1996 Annual Meeting of Shareholders, except that information appearing under the captions "Committee Report on Executive Compensation" and "Stock Performance Graph" on pages 10 through 14 is not incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management
     The information related to this item is incorporated by reference to the material set forth under the captions "Voting of Shares and Principal Holders Thereof" on Page 2 and "Information about Nominees and Continuing Directors" on Pages 4 through 7 of the Corporation's Proxy Statement for the 1996 Annual Meeting of Shareholders.



Item 13.  Certain Relationships and Related Transactions
     The information related to this item is incorporated by reference to the material set forth under the caption "Transactions with Directors and Executive Officers" on Page 15 of the Corporation's Proxy Statement for the 1996 Annual Meeting of
Shareholders.



                             PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K

     (a) The following documents are filed as part of this report:

         (1) The following Consolidated Financial Statements of the Corporation are incorporated by reference to the 1995 Annual Report to Shareholders:

               Report of Independent Public Accountants;

               Consolidated Balance Sheets - December 31, 1995 and
               1994;

               Consolidated Statement of Income - Years ended
               December 31, 1995, 1994, and 1993;

               Consolidated Statements of Changes in Shareholders' Equity - Years ended December 31, 1995, 1994, and
               1993;

               Notes to Consolidated Financial Statements.

         (2) All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange
               Commission are not required under the related instructions or are inapplicable and have therefore been omitted.

         (3) The following exhibits are being filed as part of this report;

               3.1  Articles of Incorporation of the Corporation.
                    Filed as Exhibit 4 to Registration Statement on Form S-8 (No.33-36509) and incorporated herein by reference.

               3.2  Bylaws of the Corporation.
                    Filed as Exhibit 4 to Registration Statement on Form S-8 (No.33-36509) and incorporated herein by reference.



              10.1  Deferred Compensation Agreements with Bank
                    Directors.

              10.2  Director's Deferred Compensation Plan.

              10.3  Long-Term Incentive Plan of 1990.

              10.4  Senior Management Incentive Program, as
                    amended, October 15, 1992.  Filed as Exhibit
                    10.5 to the 1993 Form 10-K -- Annual report of the Corporation and incorporated herein by reference.

              11    Statements re: computation of per share
                    earnings.

              13    The 1995 Annual Report to Shareholders of the
                    Corporation.

              22    Subsidiaries of the Corporation.

              23    Consent of Arthur Andersen L.L.P.

              27    Financial Data Schedule

     (b)  Reports on Form 8-K:

          A current report on Form 8-K, dated October 11, 1995 was filed on October 13, 1995, in connection with the declaration of a three for two stock split in the form of a 50% stock dividend.


     (C) The exhibits required to be filed as part of this report are submitted as a separate section of this report.

     (d)  Financial Statement Schedules - None.







                            SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities and Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               FINANCIAL SERVICES CORPORATION


                              By: /s/  William E. Snell, Jr.
                                       William E. Snell, Jr.
   Date:  March 7, 1996                  President and
                                     Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                  Title                    Date


/s/ Jay L. Benedict, Jr.  Chairman of the Board    March 7, 1996
    Jay L. Benedict, Jr.  and Director

/s/ Robert G. Zullinger   Vice Chairman of the Board  March 7, 1996
    Robert G. Zullinger   and Director

/s/ Charles S. Bender II  Executive Vice           March 7, 1996
    Charles S. Bender II  President and Director

/s/ Frank S. Elliott      Sr. Vice President       March 7, 1996
    Frank S. Elliott

/s/ Elaine G. Meyers      Treasurer and Chief      March 7, 1996
    Elaine G. Meyers      Financial Officer

/s/ Charles R. Diller     Director                 March 7, 1996
    Charles R. Diller

/s/ G. Warren Elliott     Director                 March 7, 1996
    G. Warren Elliott

/s/ John M. Hull III      Director                March 7, 1996
    John M. Hull III



Form 10-K
December 31, 1995
Signature Page (continued)



/s/ H. Huber McCLeary     Director                 March 7, 1996
    H. Huber McCleary

/s/ Jeryl C. Miller       Director                 March 7, 1996
    Jeryl C. Miller

/s/ Charles M. Sioberg    Director                 March 7, 1996
    Charles M. Sioberg

/s/ William E. Snell, Jr. President,
    William E. Snell, Jr. Chief Executive Officer March 7, 1996
                          and Director

/s/ Martha B. Walker      Director                March 7, 1996
    Martha B. Walker

/s/ Dennis W. Good, Jr.   Director                March 7, 1996
    Dennis W. Good, Jr.

/s/ Omer L. Eshleman      Director                March 7, 1996
    Omer L. Eshleman



                        Exhibit Index for the Year
                           Ended December 31, 1995



Item                Description

 3.1   Articles of Incorporation of the Corporation.
       Filed as Exhibit 4 Registration on Form S-8
       (No. 33-36509) and incorporated
       herein by reference.

 3.2   Bylaws of the Corporation.
       Filed as Exhibit 4 Registration on Form S-8
       (No. 33-36509) and incorporated
       herein by reference.


10.1   Deferred Compensation Agreements with Bank Directors.

10.2   Director's Deferred Compensation Plan.

10.3   Long-Term Incentive Plan of 1990.

10.4   Senior Management Incentive Program, as amended,
       October 15, 1992.  Filed as Exhibit 10.5 to the 1993
       Form 10-K -- Annual Report of the Corporation and incorporated herein by reference.

11     Statements re: computation of per share earnings

13     The 1995 Annual Report to Shareholders of the Corporation

22     Subsidiaries of Corporation

23     Consent of Arthur Andersen L.L.P.

27     Financial Data Schedule





                                                               Exhibit 22



                              Subsidiaries of

                  Franklin Financial Services Corporation




       Farmers and Merchants Trust Company of Chambersburg - Direct
                  (A Pennsylvania Bank and Trust Company)