Form 10-Q
period 1996-03-31
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 1996-05-14
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
              WASHINGTON, DC 20549
                    FORM 10-Q

(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ....... to .......

Commission file number 0-12126

       FRANKLIN FINANCIAL SERVICES CORPORATION
(Exact name of registrant as specified in its charter)

PENNSYLVANIA                                25-1440803
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)            Identification No.)

20 SOUTH MAIN STREET (P.O. BOX T), CHAMBERSBURG,PA 17201-0819
(Address of principal executive officer)

717/264-6116
(Registrant's telephone number, including area code)


(Former name, former address and former fiscal year, if changed since last report)

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

There were 2,129,948 outstanding shares of the Registrant's common stock as of May 3, 1996.



INDEX



PART I - FINANCIAL INFORMATION                  Page

Item 1 - Financial Statements

Condensed Consolidated Balance Sheets               2
as of March 31, 1996 (Unaudited) and
December 31, 1995

Condensed Consolidated Statements of                3
Income for the Three Months ended
March 31, 1996 and 1995 (unaudited)

Condensed Consolidated Statements of                4
Changes in Shareholders' Equity for the
Twelve and Three Months ended December 31,
1995 and March 31, 1996 (unaudited)

Condensed Consolidated Statements of Cash           5
Flows for the Three Months Ended March 31,
1996 and 1995 (unaudited)

Notes to Condensed Consolidated Financial           6
Statements (unaudited)

Item 2 - Management's Discussion and Analysis of             11
Financial Condition and Results of Operations


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                    15


SIGNATURE PAGE                                               23



                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Amounts in Thousands)

                                                                             March 31          December 31
                                                                               1996              1995
                                                                             (unaudited)
                                    ASSETS

    Cash and due from banks                                                    $7,872            $8,244
    Interest bearing deposits in other banks                                   14,091             6,660
    Investment securities held to maturity (Market value of $36,604 and $35,563 at
      March 31, 1996 and December, 31 1995 respectively) (Note 2)              36,694            35,317
    Investment securities available for sale (Note 2)                          40,508            42,025
    Loans                                                                     213,587           213,728
    Less: Unearned discount                                                      (392)             (520)
          Allowance for possible loan losses                                   (2,938)           (3,141)

                   Net Loans                                                  210,257           210,067
    Premises and equipment, net                                                 5,694             5,645
    Other assets                                                                5,462             5,515

                                Total Assets                                 $320,578          $313,473



                     LIABLITIES AND SHAREHOLDERS' EQUITY
    Deposits: (Note 3)
      Demand (non-interest bearing)                                           $36,626           $31,609
      Savings and Interest checking                                           102,008            99,049
      Time                                                                    125,661           126,553

    Total Deposits                                                            264,295           257,211

    Securities sold under agreements to repurchase                             13,436            13,611
    Other borrowings                                                            5,650             5,650
    Other liabilities                                                           2,276             2,045

                              Total Liabilities                               285,657           278,517


    Commitments and Contingencies                                                -                 -


    Shareholders' equity:
    Common stock $1 par value per share, 5000 shares authorized with 2,030  shares issued and 1,953 and 1,940
      outstanding at March 31, 1996 and December 31,1995
      respectively                                                              2,030             2,030
    Capital stock without par value, 5,000 shares authorized
      with no shares issued or outstanding                                       -                 -
    Additional paid in capital                                                 19,608            19,431
    Retained earnings                                                          15,642            14,966
    Net unrealized gain on securities                                             468               677
    Treasury stock  (Note 4)                                                   (1,875)           (2,053)
    Unearned compensation                                                        (952)              (95)

    Total shareholders' equity                                                 34,921            34,956


    Total Liabilities and Shareholders' Equity                               $320,578          $313,473


    The accompanying notes are an integral part of these statements




                                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    (amounts in thousands, except per share)
                                                 (Unaudited)
                                                                  For the Three
                                                                  Months Ended
                                                                  March 31

                                                                  1996         1995

    INTEREST INCOME
      Interest on loans                                         $4,898       $4,984
      Interest on deposits in other banks                          131            7
      Interest and dividends on investments (Note 2)             1,087        1,018

        Total interest income                                    6,116        6,009

    INTEREST EXPENSE
      Interest on deposits                                       2,543        2,370
      Interest on securities sold under repurchase
        agreements and other borrowings                            241          257

              Total interest expense                             2,784        2,627

      Net interest income                                        3,332        3,382

    Provision for possible loan loss                                94           39

    Net-interest income after provision
    for possible loan losses                                     3,238        3,343

    OTHER INCOME
      Trust commissions                                            299          388
      Service charges, commissions and fees                        447          493
      Other                                                         88           29
      Net securities gains                                          78             -

        Total noninterest income                                   912          910

    OTHER EXPENSE
      Salaries and benefits                                      1,660        1,518
      Net occupancy expense                                        134          123
      Furniture and equipment expense                              176          202
      FDIC insurance                                                13          144
      Other                                                        742          814

        Total noninterest expense                                2,725        2,801


    Income before income tax provision                           1,425        1,452

    Income tax provision                                           375          365

        Net income                                              $1,050       $1,087

    Earnings per share (Note 1)
        Net income per share                                     $0.55        $0.56

    Net income per share for 1995 has been adjusted retroactively to reflect a 50% stock split  issued in the form of a dividend paid on December 29, 1995 to shareholders of record on December 8, 1995.


    The accompanying notes are an intergral part of these statements.




                      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                   for the year ended December 31, 1995 and the Three Months ended March 31, 1996
                                        (Amounts in thousands, except per share )

                                                                                 Net
                                                        Additional            Unrealized
                                              Common     Paid-in   Retained   Gain/Loss  Treasury    Unearned
                                               Stock     Capital   Earnings   Securities   Stock    Compensation   Total



    Balance at December 31, 1994                1,353     19,451     12,884       (353)       (36)        (426)    32,873

    Year ended December 31, 1995
      Net Income                                     -          -     4,179           -          -            -     4,179
                                                     -          -                     -          -            -
      Cash dividends, $.72 per share                 -          -    (1,420)          -          -            -    (1,420)
                                                                                      -          -            -
      50% stock dividend                          677           -      (677)          -          -            -          -

      Common stock issued under stock
        option plans                                 -       (20)          -          -       218             -       198

      Change in net unrealized gain on
        securities (Note 1 and 4)                    -          -          -     1,030           -            -     1,030


      Treasury stock at cost                         -          -          -          -    (2,235)            -    (2,235)

      Amortization of unearned compensation          -          -          -          -          -         331        331

    Balance at December 31, 1995               $2,030    $19,431    $14,966       $677    ($2,053)        ($95)   $34,956


      Net income                                     -          -     1,050           -          -            -     1,050

      Cash Dividends,  $.19 per share                -          -      (374)          -          -            -      (374)

      Common stock issued under stock
        option plans                                 -          -          -          -        22             -        22

      Change in net unrealized gain on
        securities                                   -          -          -      (209)          -            -      (209)

      Restricted stock issued under long-term
        incentive compensation plan
        (35,033 shares)                              -       177           -          -       799         (976)          -

      Restricted stock forfeited under long-term
        incentive compensation plan
        (2,918 shares)                               -          -          -          -       (38)          38           -

      Acquisition of 20,662 shares of Treasury
       stock at cost (Note 4)                        -          -          -          -      (605)            -      (605)

      Amortization of unearned compensation          -          -          -          -          -          81         81

    Balance at March 31, 1996 (unaudited)      $2,030    $19,608    $15,642       $468    ($1,875)       ($952)   $34,921

    The accompanying notes are an integral part of these statements.




             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                         (Amounts in Thousands)
                               Unaudited

                                                                         For the Three
                                                                         Months Ended
                                                                         March 31
                                                                      1996          1995


    Cash flows from operating activities:
     Net Income                                                       $1,050        $1,087
     Adjustments to reconcile net income to net cash
      provided (used) by operating activities:
       Depreciation                                                      171           156
       Premium amortization on investment securities                      19            19
       Discount accretion on investment securities                       (28)          (72)
       Provision for loan losses                                          94            39
       Securities gains, net                                             (78)             -
       Principal gains on sales of mortgage loans                        (11)          (12)
       Proceeds from sale of mortgage loans                            4,146         1,663
       Gain on sale of other assets                                         -             -
       Loan charge-offs, net of recoveries                              (297)         (122)
       Decrease in interest receivable                                    26            85
       (Decrease) Increase in interest payable                           (31)           69
       Decrease in unearned discount                                    (128)          (77)
       Decrease in prepaid and other assets                               27            37
       Increase (Decrease) in accrued expenses and other liabilities     450           (51)
       Other, net                                                         (1)          (52)
    Net cash provided by operating activities                         $5,409        $2,769


    Cash flows from investing activities:
     Proceeds from sales of investment securities available for sale     118              -
     Proceeds from maturities of investment securities                 7,940         6,378
     Purchase of investment securities                                (8,146)       (1,999)
     Net (Increase) Decrease in loans                                 (3,994)        3,942
     Capital expenditures                                               (220)         (151)
     Proceeds from sales of other assets                                    -            5
    Net cash (used) provided by investing activities                  (4,302)        8,175

    Cash flows from financing activities:
     Net Increase(Decrease) in demand deposits,
      NOW accounts and savings accounts                                7,976        (7,483)
     Net (Decrease) Increase in certificates of deposit                 (892)          176
     Dividends                                                          (374)         (351)
     Common stock issued under stock option plans                         22            20
     Purchase of treasury shares , net.                                 (605)       (1,208)
     Cash(outflows) from other borrowings                               (175)       (2,398)
    Net cash provided (used) by financing activities                   5,952       (11,244)


    Increase in cash and cash equivalents                              7,059          (300)

    Cash and cash equivalents as of January 1                         14,904         8,290


    Cash and cash equivalents as of March 31                         $21,963        $7,990

    The accompanying notes are an integral part of these statements.





FRANKLIN FINANCIAL SERVICES CORPORATION and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


Note 1 - Basis of Presentation

The condensed consolidated balance sheets as of March 31, 1996 and December 31, 1995, the condensed consolidated statements of income for the three-month periods ended March 31, 1996 and 1995, the condensed consolidated statements of changes in shareholders' equity as of December 31, 1995 and March 31, 1996 and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 1996 and 1995 have been prepared by the Corporation, without audit where indicated. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 1996, and for all periods presented have been made.

The consolidated financial statements include the accounts of Franklin Financial Services Corporation (the Corporation), and its wholly-owned subsidiary, Farmers and Merchants Trust Company of Chambersburg. All significant intercompany transactions and account balances have been eliminated.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Corporation's 1995 Annual Report. The results of operations for the period ended March 31, 1996, are not necessarily indicative of the operating results for the full year.

For purposes of reporting cash flows, cash and cash equivalents include cash, due from banks, and federal funds sold.
Generally, Federal funds are purchased and sold for one-day periods. Supplemental disclosures of cash flows information are as follows:

Cash paid for three months ended March 31:   1996          1995

Interest paid on deposits and
other borrowed funds . . . . .           $2,815,000    $2,558,000
Income taxes paid                        $       -     $  100,000



    Note 2 - Investment Securities

    Amortized cost and estimated market values of investment securities as of March 31, 1996 (unaudited), and December 31, 1995, were as follows (amounts in thousands):

                Held to Maturity

                                                            March 31                         December 31
                                                               1996                             1995

                                                                     Estimated                       Estimated
                                                     Amortized        Market           Amortized      Market
                                                       Cost            Value             Cost          Value

    U.S. Treasury securities and obligations
      of U.S. Government agencies & corporations     $      -        $      -              $849          $849
    Obligations of state and political subdivisions    18,399          18,493            16,225        16,484
    Corporate debt securities                           5,941           5,905             6,795         6,790
    Mortgage - backed securities                       11,131          10,983            10,309        10,301
                                                       35,471          35,381            34,178        34,424
    Other                                               1,223           1,223             1,139         1,139
                                                      $36,694         $36,604           $35,317       $35,563



               Available for sale

                                                            March 31                       December 31
                                                               1996                             1995

                                                                     Estimated                       Estimated
                                                     Amortized        Market           Amortized      Market
                                                       Cost            Value             Cost          Value


    Equity securities                                  $1,290          $2,134            $1,330        $2,156
    U.S. Treasury securities and obligations
      of U.S. Government agencies & corporations      $21,802         $21,813            25,717        25,923
    Obligations of state and political subdivisions     1,921           1,911             2,417         2,420
    Corporate debt securities                           3,066           3,068              1025          1036
    Mortgage - backed securities                       11,719          11,582            10,511        10,490
                                                      $39,798         $40,508           $41,000       $42,025




        Interest income and dividends received on investment securities for the three months ended March 31, 1996 and 1995 are as follows (amounts in thousands):

                                                             Three Months
                                                       1996    1995
                                                     (Unaudited)

    U.S. Government Obligations                           $76    $67
    Obligations of U.S. Government
      Agencies and Corporations                           618    451
    Obligations of States and
      Political Subdivisions                              228    287
    Other Securities, primariy
      Notes and Debentures                                130    179
    Common Stock                                           35     34
                                                       $1,087 $1,018






    Note 3 - Deposits

    Deposits are summarized as follows (amounts in thousands):

                                             March 31      December 31
                                               1996            1995
                                           (Unaudited)

    Demand                                     $36,626         $31,609
    Savings
      Interest-bearing checking                 30,059          31,090
      Money Market Accounts                     25,270          22,694
      Passbook and Statement Savings            46,679          45,265
                                              $102,008         $99,049


    Time
      Deposits of $100,000 and over             21,498          19,450
      Other Time Deposits                      104,163         107,103
                                               125,661         126,553
            Total Deposits                    $264,295        $257,211





NOTE 4 - Treasury Stock

Pursuant to the stock repurchase program approved by the Board of Directors in the first quarter of 1996, the Corporation acquired 11,305 common shares as of March 31, 1996 at a cost of approximately $327,000. Under the program, the Corporation is authorized to repurchase up to 50,000 shares in open market transactions through dealers.

In addition the Executive Committee of the Board of Directors approved the repurchase of a block of 9,357 common shares at a cost of approximately $278,000.



NOTE 5 - Accounting Standards Effective January 1, 1996

The Corporation adopted Statement of Financial Accounting
Standard No. 122 titled "Accounting for Mortgage Servicing
Rights" effective January 1, 1996. An analysis of this standards determined the impact to be immaterial to the Corporation's results.




Management's Discussion and Analysis of
Results of Operations and Financial Condition for the Three Months Period
Ended March 31, 1996


Part 1, Item 2

Results of Operations

Consolidated net income for the first quarter ended March
31, 1996 was $1,050,000 versus $1,087,000 for the first quarter of 1995, reflecting a decrease of 3.4%. Consolidated earnings per share amounted to $.55 at March 31, 1996 compared to $.56 at March 31, 1995 and are weighted to reflect the impact of the stock repurchase program. Book value per share equaled $17.88 at March 31, 1996 up 7.5% over book value at March 31, 1995. Per share information has been restated to reflect a 3 for 2 stock split issued in the form of a 50% stock dividend distributed on December 29, 1995, to shareholders of record on December 8, 1995.

The Corporation's annualized return on average assets (ROA) and return on average equity (ROE) for the first quarter of 1996 were 1.35% and 12.33%, respectively, compared to 1.42% and 13.23%, respectively, for the first quarter of 1995.

Net interest income for the quarter weakened slightly to $3,332,000 at March 31, 1996 from $3,382,000 at March 31, 1995.
The lower short-term interest rate environment coupled with the Corporation's positive short-term gap position (one year or less) contributed to the squeeze on net interest income. In addition a delay in adjusting savings deposit rates downward due to competitive pressures also was a factor in the lower net interest income. Overall the decrease in earning asset yields outpaced the decrease in liability costs. The Corporation's net interest margin on a tax-equivalent basis was 4.66% at March 31, 1996 versus 4.88% at March 31, 1995. Net interest spread for the same periods was 3.85% and 3.86%, respectively.

The Corporation expensed $94,000 for possible loan losses in the first quarter of 1995 versus $39,000 for the same period a year earlier. Net charge-offs in the first quarter of 1996 totaled $296,000 versus $121,883 for the same period a year ago and resulted in the ratio of net charge-offs to average loans increasing to .56% at March 31, 1996 from .22% at March 31, 1995. The ratio of allowance for loan loss as a percent of loans decreased to 1.38% at March 31, 1996 from 1.54% at March 31, 1995. The level of allowance has been determined by management to be adequate and is supported by the ratio of nonperforming assets to total assets equaling .50% at March 31, 1996 versus
 .76% at March 31, 1995.

Total noninterest income excluding net securities gains realized a decrease of 8.3% to $834,000 at March 31, 1996 from $910,000 a year earlier. Trust commissions were down $89,000, or 23%, to $299,000 primarily due to a lower volume of settled estates in the first quarter of 1996 versus the first quarter of 1995. Service charges, commissions and fees also showed a decrease of $46,000, or 9%, to $447,000 for the quarter ended March 31, 1996 versus $493,000 a year earlier. No fees generated from the liquidated Franklin Founders Life Insurance subsidiary accounted for most of the decrease. Partially offsetting the decreases discussed above was an increase in other income of $59,000 to $88,000 at March 31, 1996 from March 31, 1995 due largely to nonrecurring transactions such as expense recovery and refunds.

The Corporation recorded $78,000 for securities gains in the first quarter of 1996 compared to none for the same period a year earlier. Securities gains were realized from the Corporation's available for sale equity securities.

Total noninterest expense decreased $76,000, or 2.7%, to $2,725,000 for the quarter ended March 31, 1996 compared to $2,801,000 for the quarter ended March 31, 1995. Salaries and benefits were up $142,000, or 9.4%, to $1,660,000 for the first quarter of 1996 versus the same period in 1995. Salary expense increased $71,000, or 6.5%, to $1,159,000 primarily due to merit increases and the addition of one senior level officer while benefits increased by $71,000, or 16.5%. A nonrecurring expense related to the Long Term Incentive Plan of 1990 is primarily responsible for the unusual increase in benefit expense for the quarter. Furniture and equipment expense decreased $26,000, or 12.9%, to $176,000 due to lower maintenance and lease expense on equipment. Deposit insurance expense showed a decrease of $131,000, or 91.0%, to $13,000 for the quarter ended March 31, 1996 from $144,000 a year earlier. Although FDIC deposit insurance premiums have been reduced to zero, the Corporation is still required to pay $.23 per hundred of deposits on the SAIF deposits acquired through the Waynesboro branch purchase.

Federal income tax expense totaled $375,000 for the three months ended March 31, 1996 compared to $365,000 for the same period ended March 31, 1995. The Corporation's effective tax rate for the respective periods was 26.3% and 25.1%. The increase in effective tax rate was due largely to lower tax free income relative to pretax income.

Financial Condition

Total assets increased 2.2%, or $7.1 million to $320,578,000 at March 31, 1996 compared to $313,473,000 at December 31, 1995. Interest bearing deposits in other banks grew 111.6%, or $7.4 million to $14,091,000. These balances consist primarily of overnight deposits held at Federal Home Loan Bank of Pittsburgh. Driving the increase in interest bearing deposits in other banks was a 2.7%, or $7.1 million increase in total deposits reaching $264,295,000 at March 31, 1996. Total deposits a year ago totaled $257,211,000. The increase in deposits occurred in noninterest bearing demand (up $5 million) and savings and interest checking (up $3 million) offset by a $1 million decrease in time deposits. Investment securities held to maturity at March 31, 1996 increased $1.4 million from December 31, 1995 to $36,694,000 offset by a decrease of $1.5 million in investments available for sale during the same three month period. Net loans remained unchanged at $210,257,000 at March 31, 1996 compared to $210,067,000 at December 31, 1995. Commercial loan demand in the first quarter was strong increasing approximately $4 million to $84,000,000 at March 31, 1996 from $80,000,000 at December 31,
1995. A $2 million decrease in both mortgage and consumer loans during the first quarter completely offset the increase in commercial loans. Mortgage and consumer loans totaled
$81,254,000 and $48,076,000, respectively at March 31, 1996.
Earning assets represented 94.1% of total assets at March 31, 1996 and equaled $301,550,000 compared to 93.8% and $294,069,000 respectively at December 31, 1995. The yield on average earning assets for the first quarter of 1996 was 8.44% compared to 8.52% for the first quarter of 1995. The allowance for possible loan losses decreased $203,000 to $2,938,000 at March 31, 1996 compared to $3,141,000 at December 31, 1995 due to net charge-offs of $296,000. The allowance represented 1.38% and 1.47% of total loans at March 31, 1996 and December 31, 1995, respectively. The Corporation's loan-to-deposit ratio was 80.7% and 82.9% at March 31, 1996 and December 31, 1995, respectively.

The Corporation's nonperforming loans decreased $204,000, or 11.3%, to $1,590,000 at March 31, 1996 versus $1,794,000 at
December 31, 1995. Nonaccrual loans and loans past due 90 days or more totaled $595,000 and $995,000, respectively at March 31, 1996 compared to $671,000 and $1,123,000, respectively at December 31, 1995. Other real estate equaled $122,000 at March 31, 1996 compared to $258,000 at December 31, 1995.
Nonperforming assets represented .50% of total assets at March 31, 1996 compared to .65% at December 31, 1995. Net charge-offs to average loans were .56% and .27% at March 31, 1996 and December 31, 1995, respectively.

Liquidity

The Corporation's liquidity position was strong at first quarter end 1995. The Corporation actively sells mortgage loans to the secondary market (FNMA) and looks to its borrowing ability with the Federal Home Loan Bank of Pittsburgh (FHLB) to satisfy any liquidity needs. The Corporation has an overnight (Flexline) line of credit with FHLB totaling approximately $30 million. The Corporation had no borrowings under this line at March 31, 1996. Currently management believes that liquidity is adequate to meet the borrowing and deposit needs of its customers.



Capital Adequacy

Total shareholders' equity decreased slightly by $35,000 to $34,921,000 at March 31, 1996 from $34,956,000 at December 31,
1995. Earnings retention continues to be the major source of shareholder equity growth; however, equity growth through earnings has been partially offset as a result of the treasury stock buy back program and cash dividends paid to shareholders. At March 31, 1996 the cost of treasury shares equaled $605,000. (See Note 4 for more information on treasury stock.) For the quarter ended March 31, 1996, the Corporation paid a cash dividend of $374,000 or $.19 per common share. This compares with a cash dividend paid of $351,000 or $.17 per common share for the first quarter of 1994.

Capital adequacy is currently defined by banking regulatory authorities through the use of several minimum required ratios. The following table presents capital ratios for the Corporation and its banking subsidiary at March 31, 1996, as well as current minimum regulatory capital requirements. As the following table indicates, the Corporation exceeds all minimum capital requirements.




                         Farmers
                            &                          Current
                         Merchants          FFSC      Regulatory
                        Trust Company    Consolidated   Minimum

Tier I leverage ratio        9.84%           11.01%       6.00%


Risk-based capital ratio
Tier I                      15.07%           16.49%       4.00%
Tier II                     16.32%           17.74%       8.00%



PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits
          Exhibit  10 - Material Contracts
          Exhibits 11 - Computation of earnings per share

     (b) Reports on Form 8-K
          There were no reports filed on Form 8-K for the quarter ended March 31, 1996.





                           Exhibit 10
                       Material Contracts



Omer L. Eshleman



                RESTRICTED STOCK AWARD AGREEMENT

     MADE as of and effective this 2nd day of February, 1996 by and between FRANKLIN FINANCIAL SERVICES CORPORATION, a Pennsylvania corporation with offices at 20 South Main Street, P.O. Box T, Chambersburg, Pennsylvania 17201-0819 (the "Company") and OMER L. ESHLEMAN, an adult individual who resides at 126 Northeast Avenue, Waynesboro, Pennsylvania 17268 ("Eshleman").

                          Background:
     Eshleman retired on January 3, 1996 after serving for many years as an officer of Mont Alto State Bank ("Mont Alto"), formerly a wholly-owned subsidiary of the Company prior to its merger with and into Farmers and Merchants Trust Company of Chambersburg ("F&M Trust"), which is also a wholly-owned subsidiary of the Company. In recognition of the fact that Eshleman's pension benefits were adversely affected by the merger of Mont Alto with and into F&M Trust and of his many years of service to the Company, and in consideration of the covenants hereinafter set forth, the Company wishes to grant to Eshleman an award of 1,035 shares of restricted stock, subject to the terms, conditions and restrictions hereinafter set forth.

                          WITNESSETH:

     NOW, THEREFORE, in consideration of the mutual agreements hereinafter set forth and intending to be legally bound, the parties hereby agree as follows:

          1. Grant of Restricted Stock. The Company hereby grants to Eshleman 1,035 shares of the $1.00 par value common stock of the Company, which shares shall be in the form of restricted stock subject to the terms, conditions and restrictions set forth in this Agreement.

          2. Vesting. Subject to the provisions of Section 3 below (relating to accelerated vesting in the event of Eshleman's death or disability) and to Section 4 below (relating to forfeiture), the shares of restricted stock granted to Eshleman hereunder (the "Award Shares") shall fully vest upon expiration of one (1) year from the date of this Agreement.

          3. Death of Disability. In the event of Eshleman's death or substantially total disability prior to the expiration of the one (1) year from the date of this Agreement, the Award Shares shall immediately vest and a certificate representing such shares shall be delivered by the Company to Eshleman or to his estate, as the case may be. For purposes of this Agreement, any determination relating to the substantially total disability of Eshleman shall be made by the Board of Directors in its sole and absolute discretion; any such determination, if made in good faith, shall be final, conclusive and binding.

          4. Forfeiture. In the event that Eshleman prior to the expiration of the one (1) year vesting period provided for in
Section 2 above engages in any activity which the Board of Directors of the Company determines in its sole and absolute discretion to be in violation of one or both covenants set forth in Section 5 below, then in such event (and in addition to any other remedy which the Company may have) all then unvested Award Shares shall be forfeited to the Company.

          5.  Certain Covenants.

               (a) Covenant Not to Compete. Eshleman covenants and agrees that, for a period of two (2) years from the date of this Agreement he will not, directly or indirectly, (whether as an employee, agent, consultant, independent contractor, officer, director or otherwise) participate in the management or operations of any bank, savings bank, savings and loan association or other thrift, trust company, mortgage bank, credit union, brokerage firm or other financial services institution (or any company which controls, is controlled by or is under common control with any of the foregoing) which as of the date of the Agreement or at any time during the foregoing two (2) year period maintains an office within Franklin County or within 25 miles of Chambersburg, Pennsylvania.

               (b)  Covenant Not to Disclose Confidential
Information. Eshleman recognizes and acknowledges that he has acquired during the course of his employment by Mont Alto certain proprietary and confidential business information concerning the business and operations of Mont Alto, F&M Trust and the Company which are a valuable property of a confidential nature and which belong to the Company. Eshleman covenants and agrees that he will not during the foregoing two (2) year period or at any time thereafter disclose to any person or use in competition with F&M Trust or the Company any such proprietary or confidential business information.

               (c) Specific Performance. Eshleman acknowledges and agrees that any breach of any of the covenants set forth in this Section 5 will result in irreparable damage to F&M Trust and/or to the Company, for which there will be no adequate remedy at law. Eshleman therefore agrees that, in the event of any such breach, the Company shall be entitled, without limitation of any other rights or remedies otherwise available to it and without posting any bond, to obtain an injunction or other form of equitable relief from any court of competent jurisdiction.

          6. Limitation on Right of Transfer. The Award Shares may not be sold, assigned, pledged or otherwise transferred until such time as they become vested. Any transfer of the Award
Shares after vesting shall be subject to the restrictions referred to in Section 7 below.

          7. Acknowledgment. Eshleman acknowledges that the Award Shares have not been registered under the provisions of the Securities Act of 1933, as amended (the "Securities Act"), and may be sold or otherwise transferred only pursuant to an effective registration statement under the Securities Act, pursuant to Securities and Exchange Commission Rule 144, or pursuant to another applicable exemption from the registration requirements of the Securities Act. Eshleman further acknowledges that the certificate representing the Award Shares will bear a legend in substantially the following form:

     The shares represented by this certificate have not been registered under the Securities Act of 1933, as amended, and may not be sold or otherwise transferred unless they have been registered under such Act or unless an exemption from the registration requirement of such Act is available.


          8. Stock Certificate. A certificate representing the Award Shares shall be issued in the name of Eshleman and deposited by him with the Company, together with a stock power endorsed in blank. Upon the vesting of the Award Shares and subject to compliance by Eshleman with the withholding requirements set forth in Section 11 below, the Company shall deliver such stock certificate and stock power to Eshleman or to his legal representative.

          9. Dividend and Voting Rights. Unless and until forfeited in accordance with the terms of this Agreement, Eshleman shall have all the rights of a shareholder of the Company with respect to the Award Shares prior to the vesting of the Award Shares, including, but not limited to, the right to receive all dividends paid on the Award Shares and the right to vote the Award Shares.

          10. Authority of the Board of Directors. The Board of Directors of the Company shall have the exclusive authority to construe and interpret the provisions of this Agreement. All decisions of the Board of Directors, if made in good faith, shall be final, conclusive and binding.

          11. Withholding Taxes. When the Award Shares vest, or if sooner, when Eshleman must include the Award Shares in income for federal, state or local income tax purposes, the Company shall have the right to: (a) require Eshleman to remit or otherwise make available to the Company an amount sufficient to satisfy all federal, state and/or local withholding tax requirements prior to the delivery of any stock certificate for the Award Shares, and/or (b) take whatever action it deems necessary to protect its interests with respect to such withholding requirements, including, without limitation, redeeming a portion of the Award Shares otherwise deliverable pursuant to this Agreement with a then fair market value sufficient to satisfy such withholding requirements. The Company's obligation to deliver a stock certificate upon vesting of the Award Shares shall be conditioned upon Eshleman's compliance with any withholding requirements to the Company's satisfaction.

          12.  Miscellaneous Provisions.

               (a) Parties in Interest. This Agreement shall be binding upon and shall inure to the benefit of the Company and Eshleman and their respective heirs, personal representatives, successors and assigns; provided, however, that Eshleman may not assign this Agreement or any of his rights hereunder.

               (b)  Notices.  All notices and other
communications required to be given or made hereunder shall be in writing and shall be deemed to have been given or made when hand delivered or when mailed, certified mail, return receipt requested, to the Company or to Eshleman, as the case may be, at their respective addresses set forth on the first page of this Agreement or to such other address as the Company or executive may subsequently designate in writing and deliver as provided in this Section 12(b).

               (c)  Governing Law.  This Agreement shall be
governed by and construed in accordance with the laws of the Commonwealth of Pennsylvania, without reference to its law on the choice of laws.

               (d) Amendment. No term or provision of this Agreement may be changed, waived, amended, terminated or otherwise modified, except by written instrument duly executed by the Company and by Eshleman.

               (e) Entire Agreement. This Agreement constitutes the entire Agreement between the Company and Eshleman and supersedes all prior written or oral agreements and understandings between them.



    IN WITNESS WHEREOF, this Agreement is executed as of and effective the day and year first above written.


                              FRANKLIN FINANCIAL SERVICES
                              CORPORATION

                              By: /s/ William E. Snell, Jr.
                                   William E. Snell, Jr.,
                                   President


                              Attest: /s/ April E. Rosenbaum
                                        April E. Rosenbaum,
                                        Secretary


                               /s/ Omer L. Eshleman
                                   Omer L. Eshleman



           Exhibit 11
    COMPUTATION OF EARNINGS PER SHARE


                                          For the Three Months Ended March 31, 1996

                                        Primary         Primary          Fully
                                       Earnings        Earnings         Diluted
                                      Per Share*      Per Share*       Earnings
                                      As Reported     As Adjusted      Per Share

    Computation of earnings per
      common share:

    Shares

    Weighted average shares
      outstandiing                     1,912,535       1,912,535       1,912,535

    Equivalent shares from exercise
      of dilutive common stock
      equvalents                                -         29,532          18,224

                                       1,912,535       1,942,067       1,930,759


    Net Income                        $1,050,000      $1,050,000      $1,050,000


    Earnings per common share

           Net income                      $0.55           $0.54           $0.54


    * Primary earnings per share "as reported" exclude the effect of the options issued under the the Employee Stock Purchase Plan and the restricted stock issued under the Long - Term
     Incentive Plan of 1990, as the effect of the equivalent shares on the earnings per share calculation is less than 3%. Primary earnings per share "as adjusted" include the effect of  the options and restricted stock.


                                          For the Three Months Ended March 31, 1995

                                        Primary         Primary          Fully
                                       Earnings        Earnings         Diluted
                                      Per Share*      Per Share*       Earnings
                                      As Reported     As Adjusted      Per Share

    Computation of earnings per
      common share:

    Shares

    Weighted average shares
      outstandiing                     1,946,913       1,946,913       1,946,913

    Equivalent shares from exercise
      of dilutive common stock
      equvalents                                -         22,693          23,899

                                       1,946,913       1,969,606       1,970,812


    Net Income                        $1,087,000      $1,087,000      $1,087,000


    Earnings per common share**

           Net income                      $0.56           $0.55           $0.55


    * Primary earnings per share "as reported" exclude the effect of the options issued under the the Employee Stock Purchase Plan and the restricted stock issued under the Long - Term
     Incentive Plan of 1990, as the effect of the equivalent shares on the earnings per share calculation is less than 3%. Primary earnings per share "as adjusted" include the effect of  the options and restricted stock.







FRANKLIN FINANCIAL SERVICES CORPORATION
and SUBSIDIARY



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Franklin Financial Services Corporation


/s/ William E. Snell, Jr.
William E. Snell Jr.
President and Chief Executive Officer




/s/ Elaine G. Meyers
Elaine G. Meyers
Treasurer and Chief Financial Officer