Form 10-Q
period 1996-09-30
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 1996-11-13
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549
                           FORM 10-Q

(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

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

There were 1,900,105 outstanding shares of the Registrant's common stock as of November 5, 1996.



                             INDEX




                                                            Page
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

          Condensed Consolidated Balance Sheets               2
          as of September 30, 1996 (Unaudited) and
          December 31, 1995

          Condensed Consolidated Statements of                3
          Income for the Nine Months ended
          September 30, 1996 and 1995 (unaudited)

          Condensed Consolidated Statements of                4
          Changes in Shareholders' Equity for the
          Twelve and Nine Months ended December 31,
          1995 and September 30, 1996 (unaudited)

          Condensed Consolidated Statements of Cash           5
          Flows for the Nine Months Ended September
          30, 1996 and 1995 (unaudited)

          Notes to Condensed Consolidated Financial           6
          Statements (unaudited)

Item 2 - Management's Discussion and Analysis of             11
          Financial Condition and Results of Operations


PART II - OTHER INFORMATION

Item 5 - Other Information

Item 6 - Exhibits and Reports on Form 8-K                    15


SIGNATURE PAGE                                               23


                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Amounts in Thousands)

                                                                             September 30        December 31
                                                                                1996                1995
                                                                             (unaudited)
                                    ASSETS

    Cash and due from banks                                                     $11,602             $8,244
    Interest bearing deposits in other banks                                        347              6,660
    Investment securities held to maturity (Market value of $36,935 and $35,563
     at September 30, 1996 and December, 31 1995 respectively) (Note 2)          37,146             35,317
    Investment securities available for sale (Note 2)                            46,807             42,025
    Loans                                                                       221,590            213,728
    Less: Unearned discount                                                        (213)              (520)
              Allowance for possible loan losses                                 (2,950)            (3,141)

                   Net Loans                                                    218,427            210,067
    Premises and equipment, net                                                   6,117              5,645
    Other assets                                                                  6,192              5,515

                                Total Assets                                   $326,638           $313,473



                     LIABILITIES AND SHAREHOLDERS' EQUITY
    Deposits: (Note 3)
      Demand (non-interest bearing)                                             $33,587            $31,609
      Savings and Interest checking                                              99,221             99,049
      Time                                                                      128,169            126,553

    Total Deposits                                                              260,977            257,211

    Securities sold under agreements to repurchase                               16,785             13,611
    Other borrowings                                                             11,306              5,650
    Other liabilities                                                             2,560              2,045

    Total Liabilities                                                           291,628            278,517


    Commitments and Contingencies                                                 -                  -


    Shareholders' equity:
    Common stock $1 par value per share, 5,000 shares authorized with 2,030  shares issued and 1,903 and 1,940
      outstanding at September 30, 1996 and December 31,1995
      respectively                                                                2,030              2,030
    Capital stock without par value, 5,000 shares authorized
      with no shares issued or outstanding                                        -                  -
    Additional paid in capital                                                   19,583             19,431
    Retained earnings                                                            17,091             14,966
    Net unrealized gain on securities                                               438                677
    Treasury stock  (Note 4)                                                     (3,389)            (2,053)
    Unearned compensation                                                          (743)               (95)

    Total shareholders' equity                                                   35,010             34,956


    Total Liabilities and Shareholders' Equity                                 $326,638           $313,473


    The accompanying notes are an integral part of these statements



                                       CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                         (amounts in thousands, except per share)
                                                       (Unaudited)
                                                                  For the Three              For the Nine
                                                                  Months Ended               Months Ended
                                                                  September 30               September 30

                                                                1996         1995           1996          1995

    INTEREST INCOME
      Interest on loans                                         $5,168       $5,276       $14,883      $15,317
      Interest on deposits in other banks                            3          318           199          446
      Interest on Federal funds sold                                 0            1             0            6
      Interest and dividends on investments (Note 2)             1,227          960         3,464        2,970

        Total interest income                                    6,398        6,555        18,546       18,739

    INTEREST EXPENSE
      Interest on deposits                                       2,403        2,660         7,366        7,531
      Interest on securities sold under repurchase
        agreements and other borrowings                            371          292           917          797

              Total interest expense                             2,774        2,952         8,283        8,328

      Net interest income                                        3,624        3,603        10,263       10,411

    Provision for possible loan loss                                96           90           321          212

    Net-interest income after provision
      for possible loan losses                                   3,528        3,513         9,942       10,199

    NONINTEREST INCOME
      Trust commissions                                            289          282           880          934
      Service charges, commissions and fees                        349          407         1,373        1,440
      Other                                                        239           62           484          179
      Net securities gains(losses)                                  (1)           0            77            0

        Total noninterest income                                   876          751         2,814        2,553

    NONINTEREST EXPENSE
      Salaries and benefits                                      1,636        1,543         4,877        4,548
      Net occupancy expense                                        129          141           385          389
      Furniture and equipment expense                              187          179           548          568
      FDIC insurance                                               136          161           163          449
      Other                                                        909          918         2,485        2,619

        Total noninterest expense                                2,997        2,942         8,458        8,573


    Income before income tax provision                           1,407        1,322         4,298        4,179

    Income tax provision                                           345          296         1,050        1,010

        Net income                                              $1,062       $1,026        $3,248       $3,169

    Earnings per share (Note 1)
        Net income per share                                     $0.60        $0.54         $1.72        $1.65

    Net income per share for 1995 has been adjusted retroactively to reflect a 3 for 2 stock split  issued in the form of a 50% dividend distributed on December 29, 1995 to shareholders of record on December 8, 1995.


    The accompanying notes are an intergral part of these statements.



                       CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  for the year ended December 31, 1995 and the Nine Months ended September 30, 1996
                                         (Amounts in thousands, except per share )

                                                                                 Net
                                                        Additional            Unrealized
                                              Common     Paid-in   Retained   Gain/Loss  Treasury    Unearned
                                               Stock     Capital   Earnings   Securities   Stock    Compensation   Total



    Balance at December 31, 1994               $1,353    $19,451    $12,884      ($353)      ($36)       ($426)   $32,873

    Year ended December 31, 1995
      Net Income                                     -          -     4,179           -          -            -     4,179
                                                     -          -                     -          -            -
      Cash dividends, $.72 per share                 -          -    (1,420)          -          -            -    (1,420)
                                                                                      -          -            -
      50% stock dividend                          677           -      (677)          -          -            -          -

      Common stock issued under stock
        option plans                                 -       (20)          -          -       218             -       198

      Change in net unrealized gain on
        securities                                   -          -          -     1,030           -            -     1,030

    Acquisition of 64,741 shares of
    treasury stock at cost                           -          -          -          -    (2,235)            -    (2,235)

      Amortization of unearned compensation          -          -          -          -          -         331        331

    Balance at December 31, 1995                2,030     19,431     14,966        677     (2,053)         (95)    34,956


      Net income                                     -          -     3,248           -          -            -     3,248

      Cash Dividends,  $.58 per share                -          -    (1,123)          -          -            -    (1,123)

      Common stock issued under stock
        option plans                                 -       (25)          -          -       172             -       147

      Change in net unrealized gain on
        securities                                   -          -          -      (239)          -            -      (239)

      Restricted stock issued under long-term
        incentive compensation plan (35,033 shares)  -       177           -          -       799         (976)          -

      Restricted stock forfeited under long-term
        incentive compensation plan (6,107 shares)   -          -          -          -      (127)         127           -

      Acquisition of 72,604 shares of
      treasury stock at cost (Note 4)                -          -          -          -    (2,180)            -    (2,180)

      Amortization of unearned compensation          -          -          -          -          -         201        201

    Balance at September 30,  1996 (unaudited) $2,030    $19,583    $17,091       $438    ($3,389)       ($743)   $35,010

    The accompanying notes are an integral part of these statements.



             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                         (Amounts in Thousands)
                               Unaudited

                                                                         For the Nine
                                                                         Months Ended
                                                                         September 30
                                                                      1996          1995


    Cash flows from operating activities:
     Net Income                                                       $3,248         3,169
     Adjustments to reconcile net income to net cash
      provided (used) by operating activities:
       Depreciation                                                      549           469
       Premium amortization on investment securities                      78            55
       Discount accretion on investment securities                       (93)         (140)
       Provision for loan losses                                         321           212
       Securities gains, net                                             (77)            0
       Principal gains on sales of mortgage loans                        (47)          (26)
       Proceeds from sale of mortgage loans                           11,702         2,296
       Gain on sale of other assets                                      (89)           (6)
       Loan charge-offs, net of recoveries                              (511)         (318)
       (Increase) in interest receivable                                (144)         (138)
       Increase in interest payable                                      200           256
       Decrease in unearned discount                                    (307)         (451)
       (Increase) Decrease in prepaid and other assets                  (533)          233
       Increase (Decrease) in accrued expenses and other liabilities     439          (619)
      Other, net                                                         176           255
    Net cash provided by operating activities                        $14,912        $5,247


    Cash flows from investing activities:
     Proceeds from sales of investment securities available for sale     118              -
     Proceeds from maturities of investment securities                16,627        16,405
     Purchase of investment securities                               (23,627)      (13,807)
     Net (Increase) Decrease in loans                                (19,517)        5,163
     Capital expenditures                                             (1,156)         (909)
     Proceeds from sales of other assets                                 223            16
    Net cash (used) provided by investing activities                 (27,332)        6,868

    Cash flows from financing activities:
     Net Increase(Decrease) in demand deposits,
      NOW accounts and savings accounts                                2,150        (3,051)
     Net Increase in certificates of deposit                           1,616         8,523
     Dividends                                                        (1,123)       (1,050)
     Common stock issued under stock option plans                        172           101
     Purchase of treasury shares , net.                               (2,180)       (2,173)
     Cash inflows from other borrowings                                8,830         1,913
    Net cash provided by financing activities                          9,465         4,263


    (Decrease)Increase in cash and cash equivalents                   (2,955)       16,378

    Cash and cash equivalents as of January 1                         14,904         8,670


    Cash and cash equivalents as of September 30                     $11,949       $25,048

    The accompanying notes are an integral part of these statements.


    FRANKLIN FINANCIAL SERVICES CORPORATION and SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)


Note 1 - Basis of Presentation

     The condensed consolidated balance sheets as of September 30, 1996 and December 31, 1995, the condensed consolidated statements of income for the nine-month periods ended September 30, 1996 and 1995, the condensed consolidated statements of changes in shareholders' equity as of December 31, 1995 and September 30, 1996 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1996 and 1995 have been prepared by the Corporation, without audit where indicated. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 1996, and for all periods presented have been made.

     The consolidated financial statements include the accounts of Franklin Financial Services Corporation (the Corporation), and its wholly-owned subsidiary, Farmers and Merchants Trust Company of Chambersburg. All significant intercompany transactions and account balances have been eliminated.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Corporation's 1995 Annual Report. The results of operations for the period ended September 30, 1996, are not necessarily indicative of the operating results for the full year.

     For purposes of reporting cash flows, cash and cash equivalents include cash, due from banks, interest-bearing deposits in other banks and federal funds sold. Generally, Federal funds are purchased and sold for one-day periods.
Supplemental disclosures of cash flows information are as follows:

Cash paid for nine months ended September 30:  1996         1995

Interest paid on deposits and
     other borrowed funds . . . . .        $8,083,000  $8,072,000
Income taxes paid                          $  935,000  $1,125,000



    Note 2 - Investment Securities

    Amortized cost and estimated market values of investment securities as of September 30, 1996 (unaudited), and December 31, 1995, were as follows (amounts in thousands):

                Held to Maturity

                                                          September 30                      December 31
                                                               1996                             1995

                                                                     Estimated                       Estimated
                                                     Amortized        Market           Amortized      Market
                                                       Cost            Value             Cost          Value

    U.S. Treasury securities and obligations
      of U.S. Government agencies & corporations       $1,055          $1,055              $849          $849
    Obligations of state and political subdivisions    18,932          18,947            16,225        16,484
    Corporate debt securities                           4,404           4,368             6,795         6,790
    Mortgage - backed securities                       11,532          11,342            10,309        10,301
                                                       35,923          35,712            34,178        34,424
    Other                                               1,223           1,223             1,139         1,139
                                                      $37,146         $36,935           $35,317       $35,563



               Available for sale

                                                          September 30                      December 31
                                                               1996                             1995

                                                                     Estimated                       Estimated
                                                     Amortized        Market           Amortized      Market
                                                       Cost            Value             Cost          Value


    Equity securities                                  $1,290          $2,296            $1,330        $2,156
    U.S. Treasury securities and obligations
      of U.S. Government agencies & corporations      $27,536         $27,436            25,717        25,923
    Obligations of state and political subdivisions     1,930           1,917             2,417         2,420
    Corporate debt securities                           5,051           5,020             1,025         1,036
    Mortgage - backed securities                       10,337          10,138            10,511        10,490
                                                      $46,144         $46,807           $41,000       $42,025


    Interest income and dividends received on investment securities for the three months and nine months ended September 30, 1996 and 1995 are as follows (amounts in thousands):

                                                       Three Months              Nine Months
                                                       1996    1995             1996     1995
                                                        (Unaudited)              (Unaudited)

    U.S. Government Obligations                           $87    $66              $244     $206
    Obligations of U.S. Government
      Agencies and Corporations                           646    452             1,873    1,348
    Obligations of States and
      Political Subdivisions                              260    279               747      846
    Other Securities, primariy
      Notes and Debentures                                199    129               498      462
    Common Stock                                           35     34               102      108
                                                       $1,227   $960            $3,464   $2,970





    Note 3 - Deposits

    Deposits are summarized as follows (amounts in thousands):

                                           September 30    December 31
                                               1996            1995
                                           (Unaudited)

    Demand                                     $33,587         $31,609
    Savings
      Interest-bearing checking                 32,704          31,090
      Money Market Accounts                     21,180          22,694
      Passbook and Statement Savings            45,337          45,265
                                               $99,221         $99,049


    Time
      Deposits of $100,000 and over             25,285          19,450
      Other Time Deposits                      102,884         107,103
                                               128,169         126,553
            Total Deposits                    $260,977        $257,211


NOTE 4 - Treasury Stock

     Pursuant to the stock repurchase program approved by the Board of Directors in the first quarter of 1996, the Corporation acquired 72,604 common shares as of September 30, 1996 at a cost of approximately $2,180,000. Under the program, the Corporation is authorized to repurchase up to 100,000 shares in open market transactions through dealers.

            Management's Discussion and Analysis of
         Results of Operations and Financial Condition
              for the Three and Nine Month Periods
                    Ended September 30, 1996


Part 1, Item 2

Results of Operations

     Consolidated net income for the third quarter and nine months ended September 30, 1996, was $1,062,000 and $3,248,000, respectively, compared to $1,026,000 and $3,169,000, respectively for the comparable periods in 1995 and represents increases of 3.5% and 2.5%, respectively, for the third quarter and nine months of 1996 versus 1995. Consolidated earnings per share equaled $.60 and $1.72, respectively, for the third quarter and nine months ended September 30, 1996, compared with $.54 and $1.65, respectively for the same periods in 1995. The earnings per share are weighted to reflect the impact of the stock repurchase program. Book value per share equaled $18.39 at September 30, 1996, up from $17.49 a year earlier. Per share information for 1995 has been restated to reflect a 3 for 2 stock split issued in the form of a 50% stock dividend and distributed on December 29, 1995, to shareholders of record on December 8, 1995.

     The Corporation's annualized return on average assets (ROA) and return on average equity (ROE) for the first nine months of 1996 were 1.36% and 12.47%, respectively, compared to 1.35% and 12.69%, respectively, for the first nine months of 1995.

     Net interest income for the third quarter remained flat at $3,624,000 compared to $3,603,000 for the same period in 1995. Net interest income for the nine month period ended September 30, 1996 versus 1995 realized a decline of $148,000, or 1.4%, to $10,263,000 from $10,411,000. The squeeze on net interest income is primarily the effect of competitive pricing for commercial loans, lower volumes of mortgage and consumer loans and lower returns in the investment portfolio due to lower market rates coupled with the Corporation's fairly stable cost of funds during the period. Overall, the decrease in earning asset yields out paced the decrease in liability costs. The Corporation's net interest margin on a tax-equivalent basis was 4.7% for the nine months ended September 30, 1996, down from 4.8% for the same period ended September 30, 1995. Net interest spread for the same periods in 1996 versus 1995 was 3.90% and 4.06%, respectively.

     The Corporation expensed $96,000 and $321,000 for possible loan losses in the third quarter and first nine months, respectively, of 1996 versus $90,000 and $212,000 for the same periods in 1995. Net charge-offs totaled $511,000 for the nine month period ended September 30, 1996 versus $318,000 for the same period in 1995 and were primarily responsible for the higher provision expense in 1996. The annualized ratio of net charge-offs to average loans increased to .31% at September 30, 1996 from .19% at September 30, 1995. Despite the increase in net charge-offs, the level of nonperforming assets continues to improve as reflected in the ratio of nonperforming assets to total assets which moved to .57% at September 30, 1996 from .73% at September 30, 1995. Although the allowance for possible loan losses as a percentage of total loans shows a decrease to 1.33% at September 30, 1996 from 1.54% a year earlier, the coverage provided for nonaccrual loans and nonperforming loans is 2.9 times and 1.6 times, respectively.

     Total noninterest income for the third quarter ended
September 30, 1996 increased $125,000 or 16.6% to $876,000 from
$751,000 at September 30, 1995. Other noninterest income increased $177,000 to $239,000 for the third quarter ended
September 30, 1996 and was partially offset by a decrease of $58,000 to $349,000 for service charges commissions and fees.
Total noninterest income for the nine months ended September 30, 1996 showed a net increase of $261,000 to $2,814,000. Trust commissions for the nine months were down $54,000 to $880,000 in 1996 versus 1995 primarily due to a lower number of estates settled in 1996 compared to 1995. In addition service charges, commissions and fees were down $67,000 to $1,373,000 for the nine months ended September 30, 1996 compared to the same period a year earlier due to lower fees related to the Corporation's mortgage business. More than offsetting the decreases in trust commissions, service charges, commissions and fees for the nine months ended September 30, 1996 was an increase of $305,000 to $484,000 in other noninterest income. Nonrecurring events such as gains on real estate sold and recognition of a deferred gain were responsible for approximately $230,000 of the $305,000 increase. The remainder was due primarily to gains on mortgages sold.
The Corporation also realized $77,000 in net securities gains from its available for sale equities portfolio for the first nine months of 1996 versus no securities gains for the same period in 1995.

     Total noninterest expense increased $55,000 to $2,997,000 for the third quarter ended September 30, 1996. Salaries and benefits increased $93,000, or 6.0%, to $1,636,000 for the quarter ended September 30, 1996 versus the same quarter in 1996. Salary expense (up $49,000) increased primarily due to general merit increases and benefits (up $34,000) increased due to general cost increases and one nonrecurring employee related event. A decrease of $25,000 in Federal Deposit Insurance Corporation (FDIC) assessments and a $12,000 decrease in net occupancy expense offset the increase in salaries and benefits.

     On September 30, 1996 Federal legislation was signed which mandated a special industry-wide FDIC assessment for recapitalization of the Savings Association Insurance Fund
(SAIF). All financial institutions which had SAIF-insured deposits were assessed this one-time charge. The acquisition of the Waynesboro branch office from a thrift in 1988 resulted in the Corporation holding OAKKAR SAIF insured deposits which were subject to the special assessment. The one-time charge to the Corporation equaled approximately $123,000. Reflected in the third quarter 1995 FDIC insurance expense of $161,000 is an accrued expense, net of FDIC insurance refund, related to the special assessment which was expected in the fourth quarter of 1995. The accrual was subsequently reversed at year end 1995 when it became evident that the special assessment would not be a 1995 event.

     Total noninterest expense for the nine months ended September 30, 1996 showed a net decrease of $115,000 to $8,458,000 versus $8,573,000 for the same period a year earlier. Salaries and benefits realized the only increase up $329,000, or 7.2%, to $4,877,000 for the first nine months of 1996. Salaries were up $206,000 to $3.5 million due to general merit increases and added personnel while benefits increased $123,000, or 10.1%, to $1.3 million due to enhanced benefits and nonrecurring employee related events. Offsetting the increase in salaries and benefits were decreases in the FDIC deposit insurance expense and other expense. FDIC deposit insurance assessments for the Bank Insurance Fund (BIF) were eliminated in 1996 compared to $.23 per hundred of deposits in 1995. Ninety percent of the Corporation's deposits are insured under the BIF fund with the remaining deposits insured under the SAIF fund. Consequently the Corporation realized a significant drop (63.7%) in its FDIC deposit insurance assessment. Other expense decreased $134,000, or 5.1%, to $2.5 million at September 30, 1996, compared to $2.6 million at September 30, 1995, largely related to the dissolution of the Franklin Founders Life Insurance subsidiary.

     Federal income tax expense totaled $345,000 for the third quarter and $1,050,000 for the nine months ended September 30, 1996 compared to $296,000 and $1,010,000, respectively, for the comparable periods in 1995. The Corporation's effective tax rates for the nine month periods ended September 30, 1996 and 1995 were 24.4% and 24.2%, respectively. The effective tax rates are lower than the statutory tax rate of 34% due to interest income earned on tax-free investments.

Financial Condition

     Total assets grew to $326,638,000 , or 4.2%, at September
30, 1996 from $313,473,000 at December 31, 1995. Total assets at September 30, 1995 were $318,819,000. Interest bearing deposits in other banks showed a decrease of $6.3 million to $347,000 at September 30, 1996 from $6,660,000 at December 31, 1995 which was offset by an increase of $6.6 million in investment securities.
This movement reflects a management strategy to move from short-term overnight assets to longer-term investment assets.
Investment securities available for sale reflect a net unrealized gain of $663,000 at September 30, 1996 compared to a net unrealized gain of $1,025,000 at December 31, 1995. Available for sale equity securities sold in the first nine months of 1996 produced a realized gain of $77,000. Total loans, net of discount, grew $8.2 million to $221,377,000 at September 30, 1996 from $213,208,000 at December 31, 1995 primarily the result of commercial loan activity resulting from more aggressive commercial loan pricing. Commercial loans grew $12.6 million to $92,560,000 during the nine months ended September 30, 1996. Mortgage origination activity improved in the third quarter largely due to the redesign of the mortgage products offered. Despite the higher volume of mortgage originations in the third quarter compared to earlier in the year, mortgage volume decreased approximately $4.5 million to $79,000,000 due to the impact of selling $6.1 million in mortgage loans to the secondary market during the nine month period ended September 30, 1996. Consumer loans have remained flat due in large part to the uncertainties in the local economy. Although individual uncertainties do exist due to the realization of and the threat of local employers downsizing and/or closing, the local unemployment rate continues to remain under 5%. Earning assets represented 93.6% of total earning assets at September 30, 1996 and equaled $305,677,000 compared to 93.8% and $294,069,000 at
December 31, 1995. The tax equivalent yield on average earning assets for the nine month period ended September 30, 1996 was 8.4% compared to 8.6% for the same period one year earlier. The allowance for possible loan losses decreased $191,000 to $2,950,000 at September 30, 1996 from $3,141,000 at December 31,
1995. Despite the reduction in the allowance for possible loan losses, the allowance represented a ratio of 1.33% of total loans at September 30, 1996 and provided coverage for nonaccrual loans and nonperforming loans 2.9 times and 1.6 times, respectively.
The corporation's loan to deposit ratio at September 30, 1996 was 84.8% compared to 82.9% at December 31, 1995.

     The Corporation's nonperforming loans increased $35,000 to $1,829,000 at September 30, 1996 compared to $1,794,000 at
December 31, 1995. Nonperforming loans at September 30, 1996 totaled $1,762,000. Included in nonperforming loans at September 30, 1996 were nonaccrual loans ($1,020,000) and loans past due 90 days or more. The Corporation had no restructured loans or other real estate (ORE) at September 30, 1996. Nonperforming assets represented .56% of total assets at September 30, 1996 versus
 .65% and .73% at December 31, 1995 and September 30, 1995, respectively. The Corporation recorded net charge-offs for the nine months ended September 30, 1996 to total $511,000 compared to $318,000 for the same period ended September 30, 1995. The ratio of net charge-offs to average loans was .31% at September 30, 1996 compared to .27% and .19% at December 31, 1995 and September 30, 1995, respectively. The increase in net charge-offs has been related primarily to the consumer loan portfolio.

     The Corporation's total deposits have remained stable but showed a slight increase of $3.8 million, or 1.5%, to $260,977,000 at September 30, 1996 from $257,211,000 at December
31, 1995. The increase in total deposits was almost evenly divided between demand deposits and certificates of deposit.
Many banks within the Corporation's market area and the competition from non-bank financial services providers makes it increasingly difficult for the Corporation to grow deposits. The Corporation offers repos to its eligible customers and utilizes its alternative funding source with the Federal Home Loan Bank of Pittsburgh (FHLB). At September 30, 1996 securities sold under agreements to repurchase totaled $16,785,000 and borrowings with FHLB totaled $11,306,000 compared to $13,611,000 and $5,650,000, respectively at December 31, 1995.

     Earlier in 1996, the Corporation announced the purchase of four branch building from PNC Bank. The four bank buildings are located in the communities of Boiling Springs, Newville, Shippensburg and Chambersburg. With the exception of the Chambersburg location, all the bank buildings are located in adjoining Cumberland County. In addition to the bank buildings, property and equipment, the Corporation also purchased a retail customer list from PNC Bank for each location. No loans or deposits were included in the purchase. The cost of the real estate, equipment and customer lists totaled approximately $2.7 million. On September 20, 1996 settlement for Boiling Springs location occurred and on Monday, September 23, 1996, a new Farmers and Merchants Trust Company (F&M) community branch office opened for business. On October 25, 1996 settlement for the three remaining locations occurred and on Monday, October 28, 1996, two new additional F&M community branch offices opened in Newville and Shippensburg. The Chambersburg location will not be utilized as a branch office.

Liquidity

     The Corporation's liquidity position (net cash, short-term and marketable assets divided by net deposits and short-term liabilities) was 19.2% at September 30, 1996. The Corporation actively sells mortgage loans to the secondary market (FNMA) and looks to its borrowing ability with FHLB to satisfy any liquidity needs. The Corporation sold $6,076,000 loans to FNMA during the nine month period ended September 30, 1996 and had advances outstanding with FHLB totaling $11,306,000. The Corporation's maximum borrowing capacity with FHLB equals $108,000,000. Management believes that liquidity is adequate to meet the borrowing and deposit withdrawal needs of its customers.



Capital Adequacy

     Total shareholders' equity increased $54,000 to $35,010,000 at September 30, 1996 from $34,956,000 at December 31, 1995. As part of management's strategic plan and under the Corporation's stock repurchase program the Corporation repurchased FFSC common shares at a cost of $2,180,000. In addition cash dividend payments year-to-date totaled $1,123,000. These two factors combined almost offset the Corporation's earnings of $3,248,000 for the nine month period ended September 30, 1996. For the third quarter the Corporation paid cash dividends totaling $384,000 or $.20 per common share. Cash dividends paid per common share year-to date equaled $.58 and compares with $.53 for the same period in 1995.

     Capital adequacy is currently defined by banking regulatory authorities through the use of several minimum required ratios. The following table presents capital ratios for the Corporation and its banking subsidiary at September 30, 1996, as well as current minimum regulatory capital requirements. As the following table indicates, the Corporation exceeds all minimum capital requirements.


                           Farmers
                             &             Current
                          Merchants          FFSC      Regulatory
                        Trust Company    Consolidated   Minimum

Tier I leverage ratio        9.79%           10.54%       6.00%


Risk-based capital ratio
     Tier I                 14.77%           15.85%       4.00%
     Tier II                16.03%           17.10%       8.00%


PART II - OTHER INFORMATION


Item 5. - Other Information

     On June 26, 1996, a form 8-K was filed in connection with an agreement in principle by F&M Trust to purchase four branch bank facilities and retail customer lists from PNC Bank. On September 20, 1996 settlement occurred for the branch bank facility located in Boiling Springs, county of Cumberland, state of Pennsylvania. On September 23, 1996, F&M Trust opened for business at this location.

     Subsequent to September 30, 1996, on October 25, 1996, settlement for the three remaining branch facilities located in the communities of Newville and Shippensburg, in the county of Cumberland, and Chambersburg in the county of Franklin all in the state of Pennsylvania occurred. On October 28, 1996, F&M Trust opened for business at the Newville and Shippensburg locations. The Chambersburg location will not be used as a branch bank.

     The total purchase price for the properties, equipment and customer lists approximated $2.7 million.



Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits
          Exhibit  10 - Material Contracts
          Exhibits 11 - Computation of earnings per share

     (b) Reports on Form 8-K
          There were no reports filed on Form 8-K for the quarter ended September 30, 1996.



                           Exhibit 10
                       Material Contracts



                       Note to Exhibit 10



     The attached Split Dollar Agreement was entered into in substitution for and replacement of a similar arrangement entered into by the Registrant for the benefit of Robert G. Zullinger.

    Robert G. Zullinger



                     SPLIT DOLLAR AGREEMENT

     THIS AGREEMENT is made and entered into this 17th day of June, 1996 by and between Farmers and Merchants Trust Company of Chambersburg, Pennsylvania (the "Company"), and the Robert G. Zullinger Irrevocable Trust under Agreement dated February 29, 1996 (the "Trust"). This Agreement supplements the Split Dollar Endorsement entered into on the 17th day of June, 1996 by and between the aforementioned parties.

                          INTRODUCTION

     WHEREAS, the Company wishes to provide Robert G. Zullinger (the "Executive") with a life insurance fringe benefit in recognition of the Executive's years of service and substantial contributions to the success of the Company, under the terms of which the Company will (a) acquire a policy of insurance on the Executive's life, (b) pay the premiums on the policy from its general assets, and (c) divide the death proceeds of the policy with the trust, or its transferee, as hereinafter provided.

                           Article 1
                      General Definitions

The following terms shall have meanings specified:

     1.1  "Insured" means the Executive.

     1.2  "Insurer" means TMG Life Insurance Company

     1.3 "Policy" means insurance policy number 597299 issued by the Insurer.

     1.4  "Trustee" means the trustee of the Trust


                           Article 2
                   Policy Ownership/Interests

    2.1 Company Ownership. The Company is the sole owner of the Policy and shall have the right to exercise all incidents of ownership. The Company shall be the direct beneficiary of an amount of death proceeds equal to the greater of (1) the cash surrender value of the policy, or (2) the aggregate premiums paid on the Policy by the Company less any outstanding indebtedness to the Insurer.

     2.2 Trust's Interest. The Trust shall have the right to any remaining death proceeds of the Policy. The Trust shall also have the right to elect and change settlement options that may be permitted with respect to its share of the death proceeds of the Policy.

     2.3 Option to Purchase. The Company may at any time sell, surrender or transfer ownership of the Policy, or terminate this Agreement, without any liability or obligation to the Insured, the Trust, or his, its, or their transferees, if any, after first providing the Trust or its transferee with an opportunity to (a) purchase the Policy for a cash payment equal to the Policy's cash surrender value on the date of purchase (Transaction no.1), or
(b) purchase the Policy's net insurance benefit from the Insurer in a transaction that will not reduce the Policy's cash surrender value (Transaction no.2). For purposes of this Agreement, the Policy's "net insurance benefit" means the Policy's total death benefit less its cash surrender value on the date of determination. In order to exercise either purchase option under this provision, the Trust or its transferee must (a) notify all parties to a proposed transaction of its intention to exercise a purchase option within 30 days from the date on which the Company notifies the Trust or its transferee of the Company's intention to sell, surrender or transfer ownership of the Policy, or terminate this Agreement (the "Plan Termination Notification Date"), and (b) complete settlement on Transaction no. 1 or Transaction no. 2, as elected by the Trust or its transferee, within 90 days from the Plan Termination Notification Date. The provisions of this Section shall not impair, impede or adversely affect the Company's right to terminate this Agreement at any time without any liability or obligation to the insured, the Trust, or his, its or their transferee.


                           Article 3
                            Premiums

     3.1 Premium Payment. During the term of this Agreement, the Company shall pay the premiums due on the Policy.

     3.2 Imputed Income. The Company shall impute income to the Executive in the amount equal to the current term rate for the Executive's age multiplied by the aggregate death benefit payable to the Trust. The "current term rate" is the minimum amount required to be imputed under Revenue Rulings 64-328 and 66-110, or any subsequent applicable authority.


                           Article 4
                           Assignment

     The Trust may assign without consideration all of its interest in the Policy and in this Agreement to any person, entity or trust. In the event the Trust assigns all of its interest in the Policy and this Agreement, then all of the Trust's interest in the Policy and in this Agreement shall be vested in its transferee, who shall be substituted as a party hereunder, and the Trust shall have no further interest in the Policy and this Agreement, and substitution of a transferee or assignee of the Trust as a party to this Agreement, shall be conditioned and contingent upon prior written notification of the transfer or assignment to the Company and the execution by the Company, the Trust and its transferee or assignee of all documents and instruments reasonably requested by the Company.


                           Article 5
                            Insurer


     The Insurer shall be bound only by the terms of the Policy. Any payments the Insurer makes or actions it takes in accordance with the Policy shall fully discharge it from all claims, suits and demands of all entities or persons. The Insurer shall not be bound by or be deemed to have notice of the provisions of this Agreement.


                           Article 6
                           Executive


     The Executive is not party to this Agreement nor corresponding Endorsement. Except as otherwise provided herein, the Executive shall have no rights, title, and interest hereunder.


                           Article 7
                        Claims Procedure


     7.1 Claims Procedure. The Company shall notify the Trust in writing, within ninety (90) days of its written application for benefits, of its eligibility or noneligibility for benefits under this Agreement. If the Company determines that the Trust or its transferee or assignee, is not eligible for benefits or full benefits, the notice shall set forth (1) the specific reasons for such denial, (2) a specific reference to the provisions of this Agreement on which the denial is based, (3) a description of any additional information or material necessary for the claimant to perfect his or her claim, a description of why it is needed, and (4) an explanation of this Agreement's claims review procedure and other appropriate information as to the steps to be taken if the Trust or its transferee or assignee wishes to have the claim reviewed. If the Company determines that there are special circumstances requiring additional time to make a decision, the Company shall notify the Trust of its transferee or assignee of the special circumstances and the date by which a decision is expected to be made, and may extend the time for up to an additional ninety-day period.

     7.2 Review Procedure. If the Trust or its transferee or assignee is determined by the Company not to be eligible for benefits, or if the Trust or its transferee or assignee believes that he, she or its is entitled to greater or different benefits, the Trust or its transferee or assignee shall have the opportunity to have such claim reviewed by the Company by filling a petition for review with the Company within sixty (60) days after receipt of the notice issued by the Company. Said petition shall state the specific reasons which the Trust or its transferee or assignee believes entitle him, her or it to benefits or to greater or different benefits. Within sixty (60) days after receipt by the Company of the petition, the Company shall afford the Trust or its transferee or assignee (and counsel, if any) an opportunity to present his, her or its position to the Company orally or in writing, and the Trust or its transferee or assignee (or counsel) shall have the right to review the pertinent documents. The Company shall notify the Trust or its transferee or assignee of its decision in writing within the sixty-day period, stating specifically the basis of its decision, written in a manner calculated to be understood by the Trust or its transferee or assignee and the specific provisions of this Agreement on which the decision is based. The Company's decision shall be final, and shall bind all parties to the Agreement, and their respective successors, transferees, assignees and beneficiaries. If, because of the need for a hearing, the sixty-day period is not sufficient, the decision may be deferred for up to another sixty-day period at the election of the Company, but notice of this deferral shall be given to the Trust or its transferee or assignee.


                           Article 8
                   Amendments and Termination


     The Company may terminate this Agreement at any time upon the expiration of 90 days from the Plan Termination Notification Date as provided in Section 2.3 hereof. Upon termination of this Agreement, the Company shall have no further liability or obligation to the insured, the Trust, or to any of his, its or their transferees or assignees.

     This Agreement may be amended at any time and from time to time by written agreement duly executed by the Company and the Trust, or its or their transferees or assignees.






                           Article 9
                         Miscellaneous


     9.1 Binding Effect. This Agreement shall bind the Trust and the Company, and its and their beneficiaries, survivors, executors, administrators, transferees and assignees, and all Policy beneficiaries.

     9.2 No Guaranty of Employment. This Agreement is not an employment policy or contract. It does not give the Executive the right to remain an employee of the Company, nor does it interfere with the Company's right to discharge the Executive. It also does not require the Executive to remain an employee nor interfere with the Executive's right to terminate employment at any time.

     9.3 Applicable Law. The Agreement and all rights hereunder shall be governed by and construed according to the laws of Pennsylvania, except to the extent preempted by the laws of the United States of America.

     9.4 Notice. Any notice, consent or demand required or permitted to be given under the provisions of this Split Dollar Agreement by one party to another shall be in writing, shall be signed by the party giving or making the same, and may be given either by delivering the same to such other party personally, or by mailing the same, by United States certified mail, postage prepaid, to such party, addressed to his/her last known address as shown on the records of the Company. The date of such mailing shall be deemed the date of such mailed notice, consent or demand.

     IN WITNESS WHEREOF, the parties have executed this Agreement the day and year first above written.
TRUST:                             COMPANY:

Robert G. Zullinger                Farmers and Merchants Trust
Irrevocable Trust                  Company of Chambersburg
under Agreement, dated 2/29/96
Farmers and Merchants Trust
Company of Chambersburg, Trustee



By: /s/ Janet E. Eshelman          By: /s/ William E. Snell, Jr.

Its: Assistant Trust Officer       Its: President & CEO

           Exhibit 11
    COMPUTATION OF EARNINGS PER SHARE


                                          For the Three Months Ended September 30, 1996

                                        Primary         Primary          Fully
                                       Earnings        Earnings         Diluted
                                      Per Share*      Per Share*       Earnings
                                      As Reported     As Adjusted      Per Share

    Computation of earnings per
      common share:

    Shares

    Weighted average shares
      outstandiing                     1,761,750       1,761,750       1,761,750

    Equivalent shares from exercise
      of dilutive common stock
      equvalents                                -         17,367          24,392

                                       1,761,750       1,779,117       1,786,142


    Net Income                        $1,062,000      $1,062,000      $1,062,000


    Earnings per common share

           Net income                      $0.60           $0.60           $0.59


    * Primary earnings per share "as reported" exclude the effect of the options issued un the Employee Stock Purchase Plan and the restricted stock issued under the Long - Ter
     Incentive Plan of 1990, as the effect of the equivalent shares on the earnings per sh calculation is less than 3%. Primary earnings per share "as adjusted" include the effe options and restricted stock.

                                          For the Nine Months Ended September 30, 1996

                                        Primary         Primary          Fully
                                       Earnings        Earnings         Diluted
                                      Per Share*      Per Share*       Earnings
                                      As Reported     As Adjusted      Per Share

    Computation of earnings per
      common share:

    Shares

    Weighted average shares
      outstandiing                     1,886,702       1,886,702       1,886,702

    Equivalent shares from exercise
      of dilutive common stock
      equvalents                                -         21,414          24,392

                                       1,886,702       1,908,116       1,911,094


    Net Income                        $3,248,000      $3,248,000      $3,248,000


    Earnings per common share**

           Net income                      $1.72           $1.70           $1.70


    * Primary earnings per share "as reported" exclude the effect of the options issued un the Employee Stock Purchase Plan and the restricted stock issued under the Long - Ter
     Incentive Plan of 1990, as the effect of the equivalent shares on the earnings per sh calculation is less than 3%. Primary earnings per share "as adjusted" include the effe options and restricted stock.


                                          For the Three Months Ended September 30, 1995

                                        Primary         Primary          Fully
                                       Earnings        Earnings         Diluted
                                      Per Share*      Per Share*       Earnings
                                      As Reported     As Adjusted      Per Share

    Computation of earnings per
      common share:

    Shares**

    Weighted average shares
      outstandiing                     1,902,889       1,902,889       1,902,889

    Equivalent shares from exercise
      of dilutive common stock
      equvalents                                -         29,191          34,678

                                       1,902,889       1,932,080       1,937,567


    Net Income                        $1,026,000      $1,026,000      $1,026,000


    Earnings per common share**

           Net income                      $0.54           $0.53           $0.53


    * Primary earnings per share "as reported" exclude the effect of the options issued un the Employee Stock Purchase Plan, and the restricted stock issued under the Long-Term
     Incentive Plan of 1990, as the effect of the equivalent shares on the earnings per sh calculation is less than 3%. Primary earnings per share "as adjusted" include the effe and restricted stock.

    ** Net income per share computations have been adjusted retroactively to reflect a 3 f split issued in the form of a 50% stock dividend and distributed on December 29, 1995 shareholders of record on December 8, 1995.





                                          For the Nine Months Ended September 30, 1995

                                        Primary         Primary          Fully
                                       Earnings        Earnings         Diluted
                                      Per Share*      Per Share*       Earnings
                                      As Reported     As Adjusted      Per Share

    Computation of earnings per
      common share:

    Shares**

    Weighted average shares
      outstandiing                     1,925,266       1,925,266       1,925,266

    Equivalent shares from exercise
      of dilutive common stock
      equvalents                                -         23,713          29,784

                                       1,925,266       1,948,979       1,955,050


    Net Income                        $3,169,000      $3,169,000      $3,169,000


    Earnings per common share**

           Net income                      $1.65           $1.63           $1.62


    * Primary earnings per share "as reported" exclude the effect of the options issued un the Employee Stock Purchase Plan, and the restricted stock issued under the Long-Term
    Incentive Plan of 1990, as the effect of the equivalent shares on the earnings per sha calculation is less than 3%. Primary earnings per share "as adjusted" include the effe and restricted stock.

    ** Net income per share computations have been adjusted retroactively to reflect a 3 f split issued in the form of a 50% stock dividend and distributed on December 29, 1995 shareholders of record on December 8, 1995.






FRANKLIN FINANCIAL SERVICES CORPORATION
and SUBSIDIARY




SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         Franklin Financial Services Corporation


Date: November 12, 1996               /s/ William E. Snell Jr.
                                      William E. Snell Jr.
                                      President and Chief Executive Officer




Date: November 12, 1996              /s/ Elaine G. Meyers
                                     Elaine G. Meyers
                                     Treasurer and Chief Financial Officer