Form 10-K405
period 1996-12-31
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 1997-03-27
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                          FORM  10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                          ACT OF 1934

          For the fiscal year ended December 31, 1996

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

  Indicate by check mark if disclosure of delinquent filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X


The aggregate market value of the 1,518,946 shares of the Registrant's common stock held by nonaffiliates of the Registrant as of January 31, 1997, based on the average of the bid and asked price for such shares, was $48,796,140.


      APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
          PROCEEDINGS DURING THE PRECEDING FIVE YEARS;
  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court.  Yes      No

           (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
  Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.
There were 1,890,345 outstanding shares of the Registrant's common stock as of January 31, 1997.

               DOCUMENTS INCORPORATED BY REFERENCE
  (1)Portions of the annual report to stockholders for the year ended December 31, 1996, are incorporated by reference into Part I and Part II.
  (2)Portions of the definitive annual proxy statement to be filed, pursuant to Reg. 14A within 120 days after December 31, 1996, are incorporated into
Part III.





             FRANKLIN FINANCIAL SERVICES CORPORATION

                            FORM 10-K


                              INDEX

Part I
 Page

  Item 1.  Business
  Item 2.  Properties
  Item 3.  Legal Proceedings
  Item 4.  Submission of Matters to a Vote of Security Holders

Part II

  Item 5.  Market for Registrant's Common Equity and
             Related Stockholder Matters
  Item 6.  Selected Financial Data
  Item 7.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations
  Item 8.  Financial Statements and Supplementary Data
  Item 9.  Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure

Part III

  Item 10.  Directors and Executive Officers of the Registrant
  Item 11.  Executive Compensation
  Item 12.  Security Ownership of Certain Beneficial
              Owners and Management
  Item 13.  Certain Relationships and Related Transactions

Part IV

  Item 14.  Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K

  Signatures

  Index of Exhibits

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

     The Corporation conducts all of its business through its only direct subsidiary, F&M Trust, which is wholly-owned. F&M Trust, established in 1906, is a full-service, Pennsylvania-chartered commercial bank and trust company which is not a member of the Federal Reserve System. The bank, which operates twelve full service offices in Franklin and Cumberland Counties, Pennsylvania, engages in general commercial, retail banking and trust services normally associated with community banks and the deposits are insured (up to applicable limits) by the Federal Deposit Insurance Corporation ("the FDIC"). A wide variety of banking services are offered by F & M Trust to businesses, individuals, and governmental entities. These services include, but are not necessarily limited to, accepting and maintaining checking, savings, and time deposit accounts, offering certificates of deposit in various forms and at various interest rates, providing mortgage and trust services, making loans and providing safe deposit facilities.

     The Corporation's subsidiary is not dependent upon a single customer or a few customers for a material part of its business. Thus, the loss of any customer or identifiable group of customers would not materially affect the business of the Corporation of F&M Trust in an adverse manner. Also, none of the Corporation's business is seasonal.

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

     The principal market of F&M Trust is in Franklin County and western Cumberland County, Pennsylvania. Twelve commercial bank competitors of F&M Trust have offices in this region, in addition to credit unions, savings and loan associations, mortgage banks, brokerage firms and other competitors. F&M trust is the largest locally owned financial institution in Franklin County and had total assets of approximately $336,000,000 at December 31, 1996.

     All of the local commercial bank competitors of the corporation are subsidiaries of bank holding companies. The Corporation would rank sixth in size of the thirteen consolidated bank holding companies having offices in Franklin County.

Staff

As of December 31, 1996, the Corporation and its subsidiary had 161 full-time employees and 50 part-time employees. Most employees participate in pension, profit sharing/bonus, and employee stock purchase plans and are provided with group life, health and major medical insurance. Management considers employee relations to be excellent.

Supervision and Regulation

     Various requirements and restrictions under the laws of the United States and under Pennsylvania law affect the Corporation and its subsidiaries.

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

     F&M Trust is not a member of the Federal Reserve System. Accordingly, its operations are subject to regulation and examination by the FDIC and by the Pennsylvania Department of Banking (the "PDOB"). F&M Trust is subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amount of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the Bank. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

Capital Adequacy Guidelines

     Bank holding companies are required to comply with the Federal Reserve Board's risk-based capital guidelines. The required minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is required to be "Tier 1 capital," consisting principally of common shareholders' equity, less certain intangible assets. The remainder ("Tier 2 capital") may consist of certain preferred stock, a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, and a limited amount of the general loan loss allowance. The risk-based capital guidelines are required to take adequate account of interest rate risk, concentration of credit risk, and risks of nontraditional activities.

     In addition to the risk-based capital guidelines, the Federal Reserve Board requires a bank holding company to maintain a leverage ratio of a minimum level of Tier 1 capital (as determined under the risk-based capital guidelines) equal to 3% of average total consolidated assets for those bank holding companies which have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. All other bank holding companies are required to maintain a ratio of at least 1% to 2% above the stated minimum. The Bank is subject to almost identical capital requirements adopted by the FDIC.

     The Bank is also subject to PDOB capital guidelines. Although not adopted in regulation form, the PDOB utilizes capital standards requiring a minimum of 6% leverage capital and 10% risk-based capital. The components of leverage and risk-based capital are substantially the same as those defined by the FDIC.

Prompt Corrective Action Rules

     The Federal Deposit Insurance Act (the "FDIA") requires each Federal banking agency to specify by regulation the levels at which an insured institution would be considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." The applicable federal bank regulator for a depository institution can, under certain circumstances, reclassify a "well capitalized" institution as "adequately capitalized" or require an "adequately capitalized" or "undercapitalized" institution to comply with supervisory actions as if it were in the next lower category. Such a reclassification could be made if the regulatory agency determines that the institution is in an unsafe or unsound condition (which could include unsatisfactory examination ratings). F&M Trust meets the criteria to be "well capitalized" within the meaning of applicable regulations.

Regulatory Restrictions on Dividends
     Dividend payments by the Bank to the Corporation are subject to the Pennsylvania Banking Code of 1965 (the "Banking Code"), the FDIA, and FDIC regulations. Under the Banking Code, no dividends may be paid except from "accumulated net earnings" (generally retained earnings). The Federal Reserve Board and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions. Under the FDIA, no dividends may be paid by an insured bank if the bank is in arrears in the payment of any insurance assessment due to the FDIC. The Prompt Corrective Action rules also limit the payment of dividends by banks which are not classified as well capitalized or adequately capitalized.

     Under these policies and subject to the restrictions applicable to the Bank, the Bank could declare, during 1997, without prior regulatory approval, aggregate dividends of approximately $4.653 million, plus net profits earned to the date of such dividend declaration.

FDIC Insurance Assessments

     The FDIC has implemented a risk-related premium schedule for all insured depository institutions that results in the assessment of premiums based on capital and supervisory measures. Under the risk-related premium schedule, the FDIC assigns, on a semiannual basis, each depository institution to one of three capital groups (well-capitalized, adequately capitalized or undercapitalized) and further assigns such institution to one of three subgroups within a capital group. The institution's subgroup assignment is based upon the FDIC's judgment of the institution's strength in light of supervisory evaluations, including examination reports, statistical analyses and other information relevant to measuring the risk posed by the institution. Only institutions with a total capital to risk-adjusted assets ratio of 10% or greater, a Tier 1 capital to risk-based assets ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater, are assigned to the well-capitalized group. As of December 31, 1996, the Bank was well capitalized for purposes of calculating insurance assessments.

     The Bank Insurance Fund ("BIF") is presently fully funded at more than
the minimum amount required by law.   Accordingly, the 1997 BIF assessment
rates range from zero for those institutions with the least risk, to $0.27 for every $100 of insured deposits for institutions deemed to have the highest risk. The Bank is in the category of institutions that presently pay nothing for deposit insurance. The FDIC adjusts the rates every six months.

     While the Bank presently pays no premiums for deposit insurance, it is subject to assessments to pay the interest on Financing Corporation ("FICO") bonds. FICO was created by Congress to issue bonds to finance the resolution of failed thrift institutions. Prior to 1997, only thrift institutions were subject to assessments to raise funds to pay the FICO bonds. On September 30, 1996, as part of the omnibus budget act, Congress enacted the Deposit Insurance Funds Act of 1996, which recapitalized the Savings Association Insurance Fund ("SAIF") and provided that BIF deposits would be subject to 1/5 of the assessment to which SAIF deposits are subject for FICO bond payments through 1999. Beginning in 2000, BIF deposits and SAIF deposits will be subject to the same assessment for FICO bonds. The FICO assessment for the Bank for the first six months of 1997 is $.0065 for each $100 of BIF deposits and $.0324 for each $100 of SAIF deposits.

New Legislation

     The Deposit Insurance Funds Act of 1996 was a part of the larger Economic Growth and Regulatory Paperwork Reduction Act of 1996 ("EGRPRA"). EGRPRA is a lengthy Act that amends many different bank regulatory and consumer protection statutes. While EGRPRA does not contain any major changes to banking law (except for the FDIC and FICO assessments discussed above), it does contain a number of smaller provisions that are beneficial to the banking industry. In particular, certain routine regulatory application requirements and procedures have been reduced or eliminated, making it easier and less expensive for banks to comply with regulatory requirements. While the changes effected by EGRPRA are welcome, the direct effect on the Corporation and the Bank are expected to be minimal.

     Proposed legislation is introduced in almost every legislative session that would dramatically affect the regulation of the banking industry. Whether or not such legislation will ever be enacted and what effect it may have on the Corporation and the Bank cannot be estimated at this time.

Interstate Banking

     Prior to the passage of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"), the BHCA prohibited a bank holding company located in one state from acquiring a bank located in another state, unless such an acquisition by an out-of-state bank holding company was specifically authorized by the law of the state where the bank to be acquired was located. Similarly, interstate branching was generally prohibited by the McFadden Act. The Interstate Banking Act permits an adequately capitalized and adequately managed bank holding company to acquire a bank in another state, whether or not the law of that other state permits the acquisition, subject to certain deposit concentration caps and the approval of the Federal Reserve Board. In addition, beginning on June 1, 1997, under the Interstate Banking Act, a bank can engage in interstate expansion by merging with a bank in another state or acquiring the assets and liabilities of a bank in another state and also may consolidate the acquired bank into new branch offices of the acquiring bank, unless the other state affirmatively opts out of the legislation before that date. A state may also opt into the legislation earlier than June 1, 1997 if it wishes to do so. The Interstate Banking Act also permits de novo interstate branching as of June 1, 1997, but only if a state affirmatively opts in by adopting appropriate legislation. Pennsylvania, Delaware, Maryland, and New Jersey, as well as other states, adopted "opt in" legislation which allows such transactions prior to the June 1, 1997 federal effective date.

Selected Statistical Information

     Certain statistical information is included in the Corporation's 1996 Annual Report and is incorporated herein by reference

     Description of Statistical Information               Annual
     Incorporated by Reference from the                   Report
         1996 Annual Report                                Page
     Net Interest Income                                    36
     Analysis of Net Interest Income                        37
     Deposits by Major Classification                       37
     Rate-Volume Analysis of Net Interest Income            38
     Investment Securities at Amortized Cost                40
     Time Certificates of Deposit of $100,000 or More       41
     Short-Term Borrowings                                  42
     Loan Portfolio                                         44
     Allocation of the Allowance for Possible Loan Losses   44
     Non-Performing Assets                                  45
     Allowance for Possible Loan Losses                     45
     Interest Rate Sensitivity                              47
     Maturity Distribution of Investment Portfolio          48
     Maturities and Interest Rate Terms of Loans            49

Item 2.  Properties

     The Corporation's headquarters is located in the main office of F&M Trust at 20 South Main street, Chambersburg, Pennsylvania. The Corporation owns eight properties throughout Franklin County which are held for future expansion and are currently leased to others or used for banking operations by F&M Trust.

     In addition to the main office, F&M Trust owns eleven, and leases two properties which are used for banking offices and operations. F&M Trust also owns two properties which are held for expansion and are currently leased to others.

Item 3.  Legal Proceedings
     None.
Item 4.  Submission of Matters to a Vote of Security Holders
     None.

                             PART II
Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     The information related to this item is incorporated by reference to the information appearing under Market and Dividend Information on Page 12 and Shareholders' Information on Page 55 of the Corporation's 1996 Annual Report to Shareholders.

Item 6.  Selected Financial Data

     The information related to this item is incorporated by reference to the information appearing under Summary of Selected Financial Data on Page 3 of the Corporation's 1996 Annual Report to Shareholders.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

     The information related to this item is incorporated by reference to the information appearing under Management's Discussion and Analysis on Pages 35 through 50 of the Corporation's 1996 Annual Report to Shareholders.
Item 8.  Financial Statements and Supplementary Data

     The information related to this item is incorporated by reference to the information appearing under Financial Statements and Notes to Consolidated Financial Statements, including the Report of Independent Public Accountants, on Pages 13 through 34 of the Corporation's 1996 Annual Report to Shareholders.

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure
     None.


                            PART III
Item 10.  Directors and Executive Officers of the Registrant

     The information related to this item is incorporated by reference to the material set forth under the captions "Information about Nominees and Continuing Directors" on Pages 4 through 6, and "Executive Officers" on Page 7 of the Corporation's Proxy Statement for the 1997 Annual Meeting of Shareholders.

Item 11.  Executive Compensation

     The information related to this item is incorporated by reference to the material set forth under the captions "Compensation of Directors" on Page 7 and "Executive compensation and Related Matters" on Pages 8 through 13 of the Corporation's Proxy Statement for the 1997 Annual Meeting of Shareholders, except that information appearing under the captions "Compensation Committee Report on Executive Compensation" and "Stock Performance Graph" on pages 10 through 13 is not incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information related to this item is incorporated by reference to the material set forth under the captions "Voting of Shares and Principal Holders Thereof" on Page 2 and 3 and"Information about Nominees and Continuing Directors" on Pages 4 through 6 of the Corporation's Proxy Statement for the 1997 Annual Meeting of Shareholders.


Item 13.  Certain Relationships and Related Transactions

     The information related to this item is incorporated by reference to the material set forth under the caption "Transactions with Directors and Executive Officers" on Page 14 of the Corporation's Proxy Statement for the 1997 Annual Meeting of Shareholders.



                             PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K

     (a) The following documents are filed as part of this report:

         (1) The following Consolidated Financial Statements of the Corporation are incorporated by reference to the 1995 Annual Report to Shareholders:

               Report of Independent Public Accountants;

               Consolidated Balance Sheets - December 31, 1996 and 1995;

               Consolidated Statement of Income - Years ended December 31, 1996, 1995, and 1994;

               Consolidated Statements of Changes in Shareholders' Equity - Years ended December 31, 1996, 1995, and 1994;

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

               3.2  Bylaws of the Corporation.
                    Filed as Exhibit 4 to Registration Statement on Form S-8 (No.33-36509) and incorporated herein by reference.



              10.1 Deferred Compensation Agreements with Bank Directors. Filed as Exhibit 10.1 to the 1995 Form 10-K -- Annual Report of the Corporation and incorporated herein by reference.

              10.2  Director's Deferred Compensation Plan. Filed as
                    Exhibit 10.2 to the 1995 Form 10-K -- Annual Report of the Corporation and incorporated herein by reference.

              10.3  Long-Term Incentive Plan of 1990. Filed as Exhibit
                    10.3 to the 1995 Form 10-K -- Annual Report of the Corporation and incorporated herein by reference.

              10.4 Senior Management Incentive Program, as amended, October 15, 1992. Filed as Exhibit 10.5 to the 1993 Form 10-K -- Annual report of the Corporation and incorporated herein by reference.

              11    Statements re: computation of per share earnings.

              13    The 1996 Annual Report to Shareholders of the
                    Corporation.

              22    Subsidiaries of the Corporation.

              23    Consent of Arthur Andersen LLP

              27    Financial Data Schedule

     (b)  Reports on Form 8-K:None


     (c) The exhibits required to be filed as part of this report are submitted as a separate section of this report.

     (d)  Financial Statement Schedules: None.


    SIGNATURES


     Pursuant to the requirements of section 13 or 15(d) of the Securities and Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               FINANCIAL SERVICES CORPORATION


                              By: /s/  William E. Snell, Jr.
   Date:  March 13, 1997               President and
                                       Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                  Title                           Date


/s/ Jay L. Benedict, Jr.       Chairman of the Board           March 13, 1997
    Jay L. Benedict, Jr.       and Director

/s/ Robert G. Zullinger         Vice Chairman of the           March 13, 1997
    Robert G. Zullinger         Board and Director

/s/ William E. Snell, Jr.       President,
    William E. Snell, Jr.       Chief Executive Officer        March 13, 1997
                                and Director

/s/ Charles S. Bender II        Executive Vice                 March 13, 1997
    Charles S. Bender II        President and Director

/s/ Frank S. Elliott            Sr. Vice President             March 13, 1997
    Frank S. Elliott

/s/ Elaine G. Meyers            Treasurer and Chief            March 13, 1997
    Elaine G. Meyers            Financial Officer

/s/ Charles R. Diller           Director                       March 13, 1997
    Charles R. Diller

/s/ G. Warren Elliott           Director                       March 13, 1997
    G. Warren Elliott

/s/ John M. Hull III            Director                       March 13, 1997
    John M. Hull III

/s/ H. Huber McCLeary           Director                       March 13, 1997
    H. Huber McCleary

/s/ Jeryl C. Miller             Director                       March 13, 1997
    Jeryl C. Miller

/s/ Charles M. Sioberg          Director                       March 13, 1997
    Charles M. Sioberg


Form 10-K
December 31, 1996
Signature Page (continued)



/s/                              Director                      March 13, 1997
    Martha B. Walker

/s/                              Director                      March 13, 1997
    Dennis W. Good, Jr.

/s/ Omer L. Eshleman             Director                      March 13, 1997
    Omer L. Eshleman



                         Exhibit Index for the Year
                          Ended December 31, 1996



Item                Description

 3.1   Articles of Incorporation of the Corporation.
       Filed as Exhibit 4 Registration on Form S-8
        (No. 33-36509) and incorporated
        herein by reference.

 3.2   Bylaws of the Corporation.
       Filed as Exhibit 4 Registration on Form S-8
        (No. 33-36509) and incorporated
        herein by reference.


10.1   Deferred Compensation Agreements with Bank Directors.
       Filed as Exhibit 10.1 to the 1995 Form 10-K -- Annual Report of the Corporation and incorporated herein by reference.

10.2   Director's Deferred Compensation Plan.
       Filed as Exhibit 10.2 to the 1995 Form 10-K -- Annual Report of the Corporation and incorporated herein by reference.

10.3   Long-Term Incentive Plan of 1990.
        Filed as Exhibit 10.3 to the 1995 Forom 10-K -- Annual Report of the Corporation and incorporated herein by reference.

10.4   Senior Management Incentive Program, as amended,
       October 15, 1992.  Filed as Exhibit 10.5 to the 1993
       Form 10-K -- Annual Report of the Corporation and incorporated herein by reference.

11     Statements re: computation of per share earnings

13     The 1996 Annual Report to Shareholders of the Corporation

22     Subsidiaries of Corporation

23     Consent of Arthur Andersen LLP

27     Financial Data Schedule