Form 10-Q
period 1997-03-31
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 1997-05-14
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549
                           FORM 10-Q

(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

There were 1,879,379 outstanding shares of the Registrant's common stock as of May 2, 1997.

                                INDEX




                                                            Page
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

          Condensed Consolidated Balance Sheets               2
          as of March 31, 1997 (Unaudited) and
          December 31, 1996

          Condensed Consolidated Statements of                3
          Income for the Three Months ended
          March 31, 1997 and 1996 (unaudited)

          Condensed Consolidated Statements of                4
          Changes in Shareholders' Equity for the
          Twelve and Three Months ended December 31,
          1996 and March 31, 1997 (unaudited)

          Condensed Consolidated Statements of Cash           5
          Flows for the Three Months Ended March 31,
          1997 and 1996 (unaudited)

          Notes to Condensed Consolidated Financial           6
          Statements (unaudited)

Item 2 - Management's Discussion and Analysis of             10
          Financial Condition and Results of Operations


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                    16


SIGNATURE PAGE                                               27





                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                       (Amounts in Thousands)

                                                                                         March 31           December 31
                                                                                           1997                1996
                                                                                        (unaudited)
                                      ASSETS

    Cash and due from banks                                                                $11,185              $10,265
    Interest bearing deposits in other banks                                                   207                  256
    Investment securities held to maturity (Market value of $33,591and $36,199 at
      March 31, 1997 and December 31, 1996 respectively) (Note 3)                           33,830               36,290
    Investment securities available for sale (Note 3)                                       52,366               53,502
    Loans, net                                                                             226,002              221,166
    Premises and equipment, net                                                              6,531                6,698
    Other assets                                                                             8,589                7,943

    Total Assets                                                                          $338,710             $336,120



                       LIABILITIES AND SHAREHOLDERS' EQUITY
    Deposits: (Note 4)
      Demand (non-interest bearing)                                                        $37,309              $34,847
      Savings and Interest checking                                                        104,108              104,763
      Time                                                                                 126,567              128,592

    Total Deposits                                                                         267,984              268,202

    Securities sold under agreements to repurchase                                          10,617               15,122
    Other borrowings                                                                        22,416               14,891
    Other liabilities                                                                        2,318                2,564

    Total Liabilities                                                                      303,335              300,779


    Commitments and Contingencies                                                            -                   -


    Shareholders' equity:
    Common stock $1 par value per share, 5,000 shares authorized with 2,030  shares issued and 1,871 and 1,890
      outstanding at March 31, 1997 and December 31,1996,
      respectively                                                                           2,030                2,030
    Capital stock without par value, 5,000 shares authorized
      with no shares issued or outstanding                                                   -                   -
    Additional paid in capital                                                              19,746               19,745
    Retained earnings                                                                       18,348               17,590
    Net unrealized gain on securities                                                          272                  613
    Treasury stock  (Note 5)                                                                (4,243)              (3,830)
    Unearned compensation                                                                     (778)                (807)

    Total shareholders' equity                                                              35,375               35,341

    Total Liabilities and Shareholders' Equity                                            $338,710             $336,120


    The accompanying notes are an integral part of these statements



                             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               (amounts in thousands, except per share)
                                              (Unaudited)
                                                                  For the Three
                                                                   Months Ended
                                                                     March 31

                                                                1997         1996

    INTEREST INCOME
      Interest on loans                                         $5,074       $4,898
      Interest on deposits in other banks                           17          131
      Interest on Federal funds sold                                 0            0
      Interest and dividends on investments (Note 2)             1,292        1,087

        Total interest income                                    6,383        6,116

    INTEREST EXPENSE
      Interest on deposits                                       2,427        2,543
      Interest on securities sold under repurchase
        agreements and other borrowings                            426          241

              Total interest expense                             2,853        2,784

      Net interest income                                        3,530        3,332

    Provision for possible loan loss                               193           94

    Net-interest income after provision
      for possible loan losses                                   3,337        3,238

    NONINTEREST INCOME
      Trust commissions                                            339          299
      Service charges, commissions and fees                        505          447
      Other                                                         39           88
      Net securities gains                                         111           78

        Total noninterest income                                   994          912

    NONINTEREST EXPENSE
      Salaries and benefits                                      1,564        1,660
      Net occupancy expense                                        163          134
      Furniture and equipment expense                              204          176
      FDIC insurance                                                11           13
      Other                                                        853          742

        Total noninterest expense                                2,795        2,725


    Income before income tax provision                           1,536        1,425

    Income tax provision                                           401          375

        Net income                                              $1,135       $1,050

    Earnings per share
        Net income per share                                     $0.62        $0.55


    The accompanying notes are an intergral part of these statements.






                                             CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                             for the year ended December 31, 1996 and the Three Months ended March 31, 1997
                                                      (Amounts in thousands, except per share )

                                                                               Net
                                                 Additional                 Unrealized
                                      Common      Paid-in      Retained     Gain/Loss     Treasury        Unearned
                                       Stock      Capital      Earnings     Securities     Stock        Compensation    Total



Balance at December 31, 1995          $2,030      $19,431      $14,966         $677      ($2,053)            ($95)     $34,956

Year ended December 31, 1996
Net Income                                 -            -        4,127            -            -                -        4,127

Cash dividends, $.78 per share             -            -       (1,503)           -            -                -       (1,503)

Common stock issued under stock
option plans                               -          (33)           -            -          233                -          200

Change in net unrealized gain on
securities                                 -            -            -          (64)           -                -          (64)

Restricted stock issued under long-term
incentive compensation plan
(28,926 shares, net of forfeitures)        -          177            -            -          672             (849)           0

Acquisition of 88,604 shares of
treasury stock at cost                     -            -            -            -       (2,682)               -       (2,682)

Tax benefit of restricted stock
transaction                                -          170            -            -            -                -          170

Amortization of unearned compensation      -            -            -            -            -              137          137

Balance at December 31, 1996           2,030       19,745       17,590          613       (3,830)            (807)      35,341


Net income                                 -            -        1,135            -            -                -        1,135

Cash Dividends,  $.20 per share            -            -         (377)           -            -                -         (377)

Common stock issued under stock
option plans                               -            1            -            -           19                -           20

Change in net unrealized gain on
securities                                 -            -            -         (341)           -                -         (341)

Acquisition of 13,483 shares of
treasury stock at cost (Note 5)            -            -            -            -         (432)               -         (432)

Amortization of unearned compensation      -            -            -            -            -               29           29

Balance at March 31, 1997 (unaudited) $2,030      $19,746      $18,348         $272      ($4,243)           ($778)     $35,375

The accompanying notes are an integral part of these statements.






                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                                      (Amounts in Thousands)
                                                            Unaudited

                                                                                         For the Three Months Ended
                                                                                                  March 31
                                                                                           1997              1996


   Cash flows from operating activities:
    Net Income                                                                             $1,135            $1,050
    Adjustments to reconcile net income to net cash
     provided (used) by operating activities:
      Depreciation                                                                            199               171
      Premium amortization on investment securities                                            31                19
      Discount accretion on investment securities                                             (36)              (28)
      Provision for possible loan losses                                                      193                94
      Securities gains, net                                                                  (111)              (78)
      Principal gains on sales of mortgage loans                                              (20)              (11)
      Proceeds from sale of mortgage loans                                                  1,990             4,146
      Gain on sale of premises and equipment                                                    3                 0
      Loan charge-offs, net of recoveries                                                    (232)             (297)
      (Increase) Decrease in interest receivable                                             (222)               26
      Increase (Decrease) in interest payable                                                 148               (31)
      Decrease in unearned discount                                                           (48)             (128)
      (Increase) Decrease in prepaid and other assets                                        (387)               27
      (Decrease) Increase in accrued expenses and other liabilities                          (217)              450
     Other, net                                                                               106                (1)
   Net cash provided by operating activities                                               $2,532            $5,409


   Cash flows from investing activities:
    Proceeds from sales of investment securities available for sale                         3,458               118
    Proceeds from maturities of investment securities held to maturity                      2,600             4,576
    Proceeds from maturities of investment securities available for sale                    4,727             3,364
    Purchase of investment securities held to maturity                                       (140)           (3,089)
    Purchase of investment securities available for sale                                   (7,450)           (5,057)
    Net change in loans                                                                    (6,718)           (3,994)
    Capital expenditures                                                                     (153)             (220)
    Proceeds from sales of premises and equipment                                               3                 0
   Net cash (used) in investing activities                                                 (3,673)           (4,302)

   Cash flows from financing activities:
    Net increase in demand deposits,
     NOW accounts and savings accounts                                                      1,807             7,976
    Net decrease in certificates of deposit                                                (2,025)             (892)
    Dividends                                                                                (377)             (374)
    Common stock issued under stock option plans                                               20                22
    Purchase of treasury shares                                                              (432)             (605)
    Cash inflows (outflows) from other borrowings                                           3,019              (175)
   Net cash provided by financing activities                                                2,012             5,952


   Increase in cash and cash equivalents                                                      871             7,059

   Cash and cash equivalents as of January 1                                               10,521            14,904
   Cash and cash equivalents as of March 31                                               $11,392           $21,963

   The accompanying notes are an integral part of these statements.


    FRANKLIN FINANCIAL SERVICES CORPORATION and SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)


Note 1 - Basis of Presentation

     The condensed consolidated balance sheets as of March 31, 1997 and December 31, 1996, the condensed consolidated statements of income for the three-month periods ended March 31, 1997 and 1996, the condensed consolidated statements of changes in shareholders' equity as of December 31, 1996 and March 31, 1997 and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 1997 and 1996 have been prepared by the Corporation, without audit where indicated. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 1997, and for all periods presented have been made.

     The consolidated financial statements include the accounts of Franklin Financial Services Corporation (the Corporation), and its wholly-owned subsidiary, Farmers and Merchants Trust Company of Chambersburg, a commercial bank (the Bank). All significant intercompany transactions and account balances have been eliminated.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Corporation's 1996 Annual Report. The results of operations for the period ended March 31, 1997, are not necessarily indicative of the operating results for the full year.

     For purposes of reporting cash flows, cash and cash equivalents include Cash and due from banks, Interest-bearing deposits in other banks and Federal funds sold. Generally, Federal funds are purchased and sold for one-day periods. Supplemental disclosures of cash flows information are as follows:

Cash paid for three months ended March 31:   1997        1996

Interest paid on deposits and
     other borrowed funds . . . . .        $2,705,000  $2,815,000
Income taxes paid                          $    -      $    -






    Note 2. Capital Adequacy

    Quantitative measures established by regulation to ensure capital adequacy require financial minimum amounts and ratios of total and Tier I capital to risk-weighted assets and of Tier I
    The Capital ratios of the Corporation and its bank subsidiary as of March 31, 1997 are as fol


                                         As of March 31, 1997 (unaudited)
                                                                               To be well
                                                                               Capitalized Under
                                                              For Capital      Prompt Corrective
                                          Actual              Adequacy PurposesAction Provisions
    (Amounts in thousands)                Amount    Ratio      Amount  Ratio    Amount    Ratio


    Total Capital (to Risk Weighted Assets)
    Corporation                           $36,603    17.74%    $16,506  8.00%   $20,633    10.00%
    Bank                                   33,265    16.06%     16,572  8.00%    20,715    10.00%

    Tier I Capital (to Risk Weighted Assets)
    Corporation                           $34,015    16.49%     $8,253  4.00%   $12,380     6.00%
    Bank                                   30,671    14.81%      8,286  4.00%    12,429     6.00%

    Tier I Capital (to Average Assets)
    Corporation                           $34,015    10.80%    $12,594  4.00%   $15,743     5.00%
    Bank                                   30,671     9.84%     12,469  4.00%    15,586     5.00%






   Note 3 - Investment Securities

   Amortized cost and estimated market values of investment securities as of March 31, 1997 (unaudited), and December 31, 1996, were as follows (amounts in thousands):

                                                                                 Held to Maturity

                                                                 March 31                            December 31
                                                                   1997                                1996

                                                                          Estimated                           Estimated
                                                        Amortized          Market           Amortized          Market
                                                          Cost              Value             Cost              Value

   U.S. Treasury securities and obligations
     of U.S. Government agencies & corporations           $1,045            $1,043            $1,051            $1,058
   Obligations of state and political subdivisions        17,659            17,603            19,496            19,536
   Corporate debt securities                               3,553             3,523             3,688             3,677
   Mortgage - backed securities                           10,210            10,059            10,832            10,705
                                                          32,467            32,228            35,067            34,976
   Other                                                   1,363             1,363             1,223             1,223
                                                         $33,830           $33,591           $36,290           $36,199



                                                                             Available for sale

                                                                  March 31                          December 31
                                                                   1997                                1996

                                                                          Estimated                           Estimated
                                                        Amortized          Market           Amortized          Market
                                                          Cost              Value             Cost              Value


   Equity securities                                      $1,350            $2,603            $1,380            $2,490
   U.S. Treasury securities and obligations
     of U.S. Government agencies & corporations          $22,557           $22,289            27,054            27,055
   Obligations of state and political subdivisions         6,765             6,604             1,934             1,930
   Corporate debt securities                               5,042             4,989             5,046             5,058
   Mortgage - backed securities                           16,240            15,881            17,159            16,969
                                                         $51,954           $52,366           $52,573           $53,502


   Interest income and dividends received on investment securities for the three months ended March 31, 1997 and 1996 are as follows (amounts in thousands):

                                                          Three Months
                                                          1997     1996
                                                           (Unaudited)

   U.S. Government Obligations                               $73      $76
   Obligations of U.S. Government
     Agencies and Corporations                               731      618
   Obligations of States and
     Political Subdivisions                                  262      227
   Other Securities, primarily
     Notes and Debentures                                    190      130
   Common Stock                                               35       35
                                                          $1,291   $1,086




    Note 4 - Deposits

    Deposits are summarized as follows (amounts in thousands):

                                             March 31      December 31
                                              1997            1996
                                           (Unaudited)

    Demand                                     $37,309         $34,847
    Savings
      Interest-bearing checking                 33,998          34,473
      Money Market Accounts                     23,508          25,288
      Passbook and Statement Savings            46,602          45,002
                                              $104,108        $104,763


    Time
      Deposits of $100,000 and over             22,766          30,345
      Other Time Deposits                      103,801          98,247
                                               126,567         128,592
            Total Deposits                    $267,984        $268,202


NOTE 5 - Treasury Stock

     Pursuant to the stock repurchase program approved by the Board of Directors in the first quarter of 1997, the Corporation acquired 13,483 common shares as of March 31, 1997 at a cost of approximately $432,000. Under the program, the Corporation is authorized to repurchase up to 100,000 shares in open market transactions through dealers.


NOTE 6 - Recent Accounting Pronouncements

     In February 1997, the Financial Accounting Standards Board
(FASB) issued Statement No. 128, "Earnings Per Share" effective for fiscal years ending on or after December 15, 1997. This Statement establishes new standards for computing and presenting earnings per share (EPS) and makes earnings per share comparable to international standards. The Statement prohibits early application and requires restatement of all prior-period EPS data presented after its effective date. The EPS as currently reported is the same as the Basic EPS required by the Statement. The newly required Diluted EPS is not expected to be materially different than the Basic EPS.
     Also, in March 1997, the FASB issued statement No. 129, "Disclosures of Information about Capital Structure." This Statement did not change the currently reported disclosures.


            Management's Discussion and Analysis of
         Results of Operations and Financial Condition
                  for the Three Months Periods
                      Ended March 31, 1997


Part 1, Item 2

Results of Operations

     The Corporation reported earnings of $1,135,000 for the first quarter ended March 31, 1997, versus $1,050,000 for the same quarter in 1996, reflecting an increase of 8.1%. Per share earnings for the quarter increased 12.7% to $.62 from $.55 for the same period in 1996. Per share earnings are weighted to reflect the impact of the stock repurchase program. Book value per share equaled $18.95 at March 31, 1997 compared to $17.88 at March 31, 1996, reflecting a 6.0% increase.

     The Corporation's annualized return on average assets (ROA) and return on average equity (ROE) for the first quarter of 1997 were 1.37% and 12.98%, respectively, compared to 1.35% and 12.33%, respectively, for the first quarter of 1996.

     Net interest income improved $198,000, or 5.9%, to $3.5 million for the quarter ended March 31, 1997, from $3.3 million for the same period a year earlier. Although the growth in interest-bearing liabilities outpaced the growth in interest-earning assets during the first quarter of 1997 versus the first quarter of 1996, a 14 basis point decrease in the Corporation's cost of funds during the first quarter of 1997 versus the first quarter of 1996 more than offset the slower growth of interest-earning assets. The yield on interest-earning assets held steady at 8.34% for the comparable periods while the cost of funds dipped to 4.41% for the first quarter of 1997 versus 4.55% for the same period in 1996. The Corporation's net interest margin on a tax-equivalent basis was 4.67% at March 31, 1997, versus
4.62% one year earlier.

     The Corporation expensed $193,000 for possible loan losses in the first quarter of 1997 compared to $94,000 in the first quarter of 1996. The higher provision was necessary to cover consumer loan charge-offs and to maintain the allowance for possible loan losses at adequate levels. The ratio of allowance for loan loss as a percent of loans held steady at 1.32% at March 31, 1997, versus 1.38% at March 31, 1996.

     Total noninterest income excluding net securities gains recorded an increase of $49,000, or 5.9% to $883,000 for the quarter ended March 31, 1997 compared to $834,000 one year earlier. The $40,000 increase in trust commissions was due primarily to a 20.0% growth in trust assets under management and the $58,000 increase in service charges, commissions and fees income was due primarily to loan fees, corporate deposit account fees and fees from the Corporation's Freedom Card (debit card/ATM card). Partially offsetting these increases was a decrease in the other noninterest income totaling $49,000. Nonrecurring income such as rebates and reimbursement of loan collection costs from prior years was primarily responsible for the decrease in other income.

     As a result of management's ongoing review of its available for sale investment portfolio, net securities gains for the first quarter of 1997 amounted to $111,000 compared to $78,000 for the same quarter in 1996. The net gains recorded were produced primarily from the equities securities portfolio.

     Total noninterest expense increased $70,000, or 2.6%, for the quarter ended March 31, 1997, to $2,795,000 versus $2,725,000 at March 31, 1996. Salaries and benefits expense recorded a decrease of $96,000. Salaries were up approximately $8,000 over the first quarter of 1996 reaching $1.2 million; while benefits were down approximately $104,000. The small increase in salaries was related to the retirement of an executive officer in June 1996 offset by staff added for the three Cumberland County offices opened in the fourth quarter of 1996. Benefits expense decreased primarily due to lower costs related to the long-term incentive plan. Net occupancy and furniture and equipment expense were up due largely to operating costs associated with the three new branches. Other noninterest expense recorded an increase of $111,000 to $853,000 for the first quarter of 1997 versus the first quarter of 1996. Amortization of a customer list related to the new branches and timing of supplies purchased were the primary contributors to increased other expense.

     Federal income tax expense for the first quarter ended March 31, 1997, totaled $401,000 compared to $375,000 a year earlier. The Corporation's effective tax rate for the quarter was 26.1% compared to 26.3% for the same period one year earlier. The effective tax rates are lower than the statutory tax rate of 34.0% due primarily to interest income earned on tax-free investments.

Financial Condition

     Total assets grew $2.6 million to $338.7 million at March
31, 1997, from $336.1 million at December 31, 1996. Earning-assets growth from year-end reported an increase of $1.2 million to $312.4 million at March 31, 1997, and represented 92.2% of total assets. Investment securities held-to-maturity decreased $2.4 million to $33.8 million at quarter-end compared to $36.2 million at December 31, 1996, due to calls and maturities. The estimated market value of investment securities available-for-sale decreased $1.1 million to $52.4 million at March 31, 1997, from $53.5 million at December 31, 1996. Available-for-sale equity securities sold during the first quarter of 1997 produced gains of $102,000 and available-for-sale bonds and tax-free municipal securities sold produced net gains of $9,000. Net loans grew $4.8 million to $226.0 million at March 31, 1997, from $221.1 million at year-end 1996. Commercial loans reported the largest growth with an increase of $2.3 million; consumer loans followed with an increase of $1.5 million. Mortgage volumes were up $1.0 million from year-end 1996 despite the sale of approximately $2.0 million to the secondary market during the first quarter. The Corporation continues its aggressive commercial loan pricing strategy without sacrificing loan quality and is committed to improving its market share for mortgage business through improved customer service and technology. The banking industry is currently experiencing an increase in consumer delinquencies and personal bankruptcies and the Corporation is no exception. To improve consumer underwriting practices the Corporation is requiring intense training of all consumer lending personnel. The expected results are adherence to better defined standards and improved consumer loan quality in the future.

     The allowance for possible loan losses registered $3.0 million at March 31, 1997, compared to $3.1 million at December 31, 1996. The allowance represented 1.32% of total loans at March 31, 1997 and provided coverage for total nonaccrual loans
2.7 times and total nonperforming loans 1.7 times. At December 31, 1996, the allowance represented 1.36% of total loans.

     Nonperforming loans increased $32,000 to $1.76 million at March 31, 1997 versus $1.73 million at December 31, 1996. Nonperforming loans at March 31, 1996 equaled $1.59 million. Included in nonperforming loans at March 31, 1997, were nonaccrual loans ($1.10 million) and loans past due 90 days or more ($.66 million). The Corporation recorded other real estate owned totaling $54,000 at March 31, 1997, versus $99,000 at year-end 1996. Nonperforming assets represented .54% of total assets at March 31, 1997 and December 31, 1996.

     The Corporation recorded net charge-offs for the three months ended March 31, 1997 totaling $232,500 compared to $297,000 for the same period one year earlier. The loans charged-off are almost entirely from the consumer loan portfolio. The annualized ratio of net charge-offs to average loans was .43% at March 31, 1997 compared to .32% and .56% at December 31, 1996 and March 31, 1996, respectively.

     Total deposits held steady at $268.0 million for March 31, 1997 and December 31, 1996. Securities sold under agreements to repurchase (repos) decreased $4.5 million to $10.6 million at March 31, 1997 from $15.1 million at December 31, 1996. Offsetting the decrease in repos and funding the modest increase in assets required an increase in other borrowings totaling $7.5 million to $22.4 million at March 31, 1997 from $14.9 million at December 31, 1996. Other borrowings represent term loans and overnight loans (repos) from the Federal Home Loan Bank of Pittsburgh.


     The local economy remains stable with low unemployment. Despite the loss of some government jobs as a result of the 1995 BRAC recommendations and the closing of some private businesses, new jobs created have offset any potential adverse impact on the local economy. The local economy continues to be fairly well diversified.

Liquidity

     The Corporation's liquidity position (net cash, short-term and marketable assets divided by net deposits and short-term liabilities) was 21.6% at March 31, 1997. The Corporation actively sells mortgage loans to the secondary market (primarily
FNMA) and looks to its borrowing ability with FHLB to satisfy any liquidity needs. The Corporation sold $2.0 million mortgage loans to FNMA during the first quarter of 1997 and had advances outstanding with FHLB totaling $22,416,000. The Corporation's maximum borrowing capacity with FHLB equals $96,182,000. Management believes that liquidity is adequate to meet the borrowing and deposit withdrawal needs of its customers.

Capital Adequacy

     Total shareholders' equity increased $34,000 to $35.37 million at March 31, 1997, from $35.34 million at December 31, 1996. Retained earnings increased $758,000 but was more than offset by a decrease of $341,000 in net unrealized gain on securities and $432,000 utilized to repurchase 13,483 shares of the Corporation's common stock.

     Cash dividends paid in the first quarter of 1997 totaled
$377,000, or $.20 per share compared to $374,000 or $.19 per share for the first quarter of 1996.

     Capital adequacy is currently defined by banking regulatory agencies through the use of several minimum required ratios. At March 31, 1997 the Corporation was determined to be well capitalized as defined by the banking regulatory agencies. The Corporation's leverage ratio, Tier I and Tier II risk-based capital ratios at March 31, 1997, were 10.80%, 16.49% and 17.74%, respectively.


PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits
          Exhibits 11 - Computation of earnings per share

     (b) Reports on Form 8-K
          A Form 8-K dated March 6, 1997 was filed in connection with a stock repurchase program.






                                                                  Exhibit 11
                                                      COMPUTATION OF PER SHARE EARNINGS

                                                     For the Three Months Ended March 31

                                                 1997                                                   1996
                                                                   Fully                                                 Fully
                         Primary Earnings   Primary Earnings      Diluted      Primary Earnings   Primary Earnings      Diluted
                           Per Share(1)       Per Share(1)        Earnings       Per Share(1)       Per Share(1)        Earnings
                           as Reported        as Adjusted         Per Share      as Reported        as Adjusted         Per Share

Computation of earnings
per common share:

Shares
Weighted average
shares outstanding            1,839,312          1,839,312       1,839,312          1,912,535          1,912,535       1,912,535

Equivalent shares from
exercise of dilutive
stock equivalents              --                   17,405          18,775            ---                 29,532          18,224

                              1,839,312          1,856,717       1,858,087          1,912,535          1,942,067       1,930,759


Net Income                   $1,135,000         $1,135,000      $1,135,000         $1,050,000         $1,050,000      $1,050,000


Earnings per common share

Net Income                        $0.62              $0.61           $0.61              $0.55              $0.54           $0.54




(1) Primary earnings per share "as reported" exclude the effect of the options issued under the Employee Stock Purchase Plan and the restricted stock issued under the Long-Term Incentive Plan of 1990, as the effect of the equivalent shares on the earnings per share calculation is less than 3%.  Primary earnings per share "as adjusted" include the effect of the options and restricted stock.



FRANKLIN FINANCIAL SERVICES CORPORATION
and SUBSIDIARY

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         Franklin Financial Services Corporation


   May 13, 1997          /s/ William E. Snell, Jr.
                          William E. Snell Jr.
                          President and Chief Executive Officer




   May 13, 1997          /s/ Elaine G. Meyers
                          Elaine G. Meyers
                          Treasurer and Chief Financial Officer