Form 10-Q
period 1997-06-30
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 1997-08-13
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549
                            FORM 10-Q

(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

There were 1,909,704 outstanding shares of the Registrant's common stock as of August 2, 1997.


                               INDEX

                                                 Page
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Condensed Consolidated Balance Sheets               3
as of June 30, 1997 (Unaudited) and
December 31, 1996

Condensed Consolidated Statements of                4
Income for the Three and Six Months
ended June 30, 1997 and 1996 (unaudited)

Condensed Consolidated Statements of                5
Changes in Shareholders' Equity for the
Twelve and Six Months ended December 31,
1996 and June 30, 1997 (unaudited)

Condensed Consolidated Statements of Cash           6
Flows for the Six Months Ended June 30,
1997 and 1996 (unaudited)

Notes to Condensed Consolidated Financial           7
Statements (unaudited)

Item 2 - Management's Discussion and Analysis of   11
Financial Condition and Results of Operations


PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of
Security Holders                                   17

Item 6 - Exhibits and Reports on Form 8-K          17


SIGNATURE PAGE

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands)

                                                                                      June 30           December 31
                                                                                        1997                1996
                                                                                     (unaudited)
ASSETS

Cash and due from banks                                                                $12,820              $10,265
Interest bearing deposits in other banks                                                   103                  256
Investment securities held to maturity (Market value of $32,294and $36,199 at
June 30, 1997 and December 31, 1996 respectively) (Note 3)                              32,300               36,290
Investment securities available for sale (Note 3)                                       59,016               53,502
Loans, net                                                                             234,042              221,166
Premises and equipment, net                                                              6,244                6,698
Other assets                                                                             8,042                7,943

Total Assets                                                                          $352,567             $336,120



LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits: (Note 4)
Demand (non-interest bearing)                                                          $37,569              $34,847
Savings and Interest checking                                                          109,979              104,763
Time                                                                                   122,189              128,592

Total Deposits                                                                         269,737              268,202

Securities sold under agreements to repurchase                                          13,353               15,122
Other borrowings                                                                        30,116               14,891
Other liabilities                                                                        2,724                2,564

Total Liabilities                                                                      315,930              300,779


Commitments and Contingencies                                                            -                   -


Shareholders' equity:
Common stock $1 par value per share, 5,000 shares authorized with 2,030  shares issued and 1,870 and 1,890
outstanding at June 30, 1997 and December 31,1996,
respectively                                                                             2,030                2,030
Capital stock without par value, 5,000 shares authorized
with no shares issued or outstanding                                                   -                   -
Additional paid in capital                                                              19,736               19,745
Retained earnings                                                                       19,156               17,590
Net unrealized gain on securities                                                        1,015                  613
Treasury stock  (Note 5)                                                                (4,479)              (3,830)
Unearned compensation                                                                     (821)                (807)

Total shareholders' equity                                                              36,637               35,341


Total Liabilities and Shareholders' Equity                                            $352,567             $336,120


The accompanying notes are an integral part of these statements



                                      CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                        (amounts in thousands, except per share)
                                                        (Unaudited)
                                                               For the Three             For the Six
                                                                Months Ended              Months Ended
                                                                 June 30                    June 30

                                                           1997         1996         1997          1996

INTEREST INCOME
Interest on loans                                         $5,228       $4,817       $10,302       $9,715
Interest on deposits in other banks                            4           65            21          196
Interest on Federal funds sold                                 0            0             0            0
Interest and dividends on investments (Note 2)             1,298        1,150         2,590        2,237

Total interest income                                      6,530        6,032        12,913       12,148

INTEREST EXPENSE
Interest on deposits                                       2,488        2,420         4,915        4,963
Interest on securities sold under repurchase
agreements and other borrowings                              503          305           929          546

Total interest expense                                     2,991        2,725         5,844        5,509

Net interest income                                        3,539        3,307         7,069        6,639

Provision for possible loan loss                             192          131           385          225

Net-interest income after provision
for possible loan losses                                   3,347        3,176         6,684        6,414

NONINTEREST INCOME
Trust commissions                                            329          292           668          591
Service charges, commissions and fees                        533          577         1,038        1,024
Other                                                          9          157            48          245
Net securities gains                                          93            0           204           78

Total noninterest income                                     964        1,026         1,958        1,938

NONINTEREST EXPENSE
Salaries and benefits                                      1,573        1,581         3,137        3,241
Net occupancy expense                                        152          122           315          256
Furniture and equipment expense                              252          185           525          361
FDIC insurance                                                11           14            22           27
Other                                                        796          834         1,580        1,576

Total noninterest expense                                  2,784        2,736         5,579        5,461


Income before income tax provision                         1,527        1,466         3,063        2,891

Income tax provision                                         344          330           745          705

Net income                                                $1,183       $1,136        $2,318       $2,186

Earnings per share
Net income per share                                       $0.65        $0.57         $1.26        $1.12


The accompanying notes are an intergral part of these statements.






                             CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                          for the year ended December 31, 1996 and the Six Months ended June 30, 1997
                                          (Amounts in thousands, except per share )

                                                                          Net
                                                Additional             Unrealized
                                   Common       Paid-in     Retained   Gain/Loss   Treasury     Unearned
                                   Stock        Capital     Earnings   Securities    Stock    Compensation  Total



Balance at December 31, 1995       $2,030       $19,431      $14,966      $677      ($2,053)      ($95)     $34,956

Year ended December 31, 1996
Net Income                            -            -           4,127        -            -          -         4,127

Cash dividends, $.78 per share        -            -          (1,503)       -            -          -        (1,503)

Common stock issued under stock
option plans                          -            (33)            -        -           233         -           200

Change in net unrealized gain on      -             -              -       (64)          -          -           (64)
securities

Restricted stock issued under long-term
incentive compensation plan
(28,926 shares, net of forfeitures)   -            177             -         -          672       (849)           0

Acquisition of 88,604 shares of
treasury stock at cost                -             -              -         -       (2,682)         -       (2,682)

Tax benefit of restricted stock       -            170             -         -            -          -          170
tranaction


Amortization of unearned compensation -             -              -         -            -        137          137

Balance at December 31, 1996        2,030       19,745        17,590        613        (3,830)    (807)      35,341


Net income                            -             -          2,318         -            -         -         2,318

Cash Dividends,  $.40 per share       -             -           (752)        -            -         -          (752)

Common stock issued under stock
option plans                          -             2              -         -            120       -           122

Change in net unrealized gain on      -             -              -        402            -        -           402
securities


Restricted stock issued under
long-term incentive compensation
plan (2,174 shares)                  -            (11)              -         -            -       (73)         (84)

Acquisition of 23,483 shares of
treasury stock at cost (Note 5)      -             -                -         -          (769)      -          (769)

Amortization of unearned
compensation                         -             -                -         -            -        59           59

Balance at June 30,1997
     (unaudited)                   $2,030      $19,736         $19,156   $1,015       ($4,479)   ($821)     $36,637


The accompanying notes are an integral part of these statements.




                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                (Amounts in Thousands)
                                        Unaudited

                                                                      For the Six Months Ended
                                                                               June 30
                                                                           1997       1996


   Cash flows from operating activities:
    Net Income                                                             $2,318      $2,186
    Adjustments to reconcile net income to net cash
     provided (used) by operating activities:
      Depreciation                                                            391         359
      Premium amortization on investment securities                            60          49
      Discount accretion on investment securities                             (76)        (58)
      Provision for possible loan losses                                      385         225
      Securities gains, net                                                  (204)        (78)
      Principal gains on sales of mortgage loans                              (21)        (14)
      Proceeds from sale of mortgage loans                                  4,822       7,663
      Loss (Gain) on sale of premises and equipment                            37         (89)
      Loan charge-offs, net of recoveries                                    (345)       (418)
      (Increase) in interest receivable                                      (145)       (358)
      Increase in interest payable                                            164          92
      Decrease in unearned discount                                           (77)       (225)
      Decrease (Increase) in prepaid and other assets                          46         (30)
      (Decrease) Increase in accrued expenses and other liabilities          (211)        286
     Other, net                                                                59         107
   Net cash provided by operating activities                               $7,203      $9,697


   Cash flows from investing activities:
    Proceeds from sales of investment securities available for sale         3,581         118
    Proceeds from maturities of investment securities held to maturity      4,354       4,262
    Proceeds from maturities of investment securities available for sale    6,500       6,473
    Purchase of investment securities held to maturity                       (364)     (6,728)
    Purchase of investment securities available for sale                  (14,782)    (10,465)
    Net change in loans                                                   (17,641)    (12,410)
    Capital expenditures                                                     (173)       (488)
    Proceeds from sales of premises and equipment                             132         223
   Net cash (used) in investing activities                                (18,393)    (19,015)

   Cash flows from financing activities:
    Net increase in demand deposits,
     NOW accounts and savings accounts                                      7,938       1,606
    Net decrease in certificates of deposit                                (6,403)     (9,661)
    Dividends                                                                (752)       (741)
    Common stock issued under stock option plans                              122          76
    Purchase of treasury shares                                              (769)     (1,638)
    Cash inflows from other borrowings                                     13,456      13,113
   Net cash provided by financing activities                               13,592       2,755


   Increase (Decrease) in cash and cash equivalents                         2,402      (6,563)


   Cash and cash equivalents as of January 1                               10,521      14,904


   Cash and cash equivalents as of June 30                                $12,923      $8,341

   The accompanying notes are an integral part of these statements.




FRANKLIN FINANCIAL SERVICES CORPORATION and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


Note 1 - Basis of Presentation

The consolidated balance sheets as of June 30, 1997 and December 31, 1996, the consolidated statements of income for the three and six month periods ended June 30, 1997 and 1996, the consolidated statements of changes in shareholders'equity as of December 31, 1996 and June 30, 1997 and the consolidated statements of cash flows for the six month periods ended
June 30, 1997 and 1996 have been prepared by the Corporation, without audit where indicated. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 1997, and for all periods presented have been made.

The consolidated financial statements include the accounts of Franklin Financial Services Corporation (the Corporation), and its wholly-owned subsidiary, Farmers and Merchants Trust Company of Chambersburg. All significant intercompany transactions and account balances have been eliminated.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Corporation's 1996 Annual Report. The results of operations for the period ended June 30, 1997, are not necessarily indicative of the operating results for the full year.

For purposes of reporting cash flows, cash and cash equivalents include cash, due from banks, and federal funds sold. Generally, Federal funds are purchased and sold for one-day periods. Supplemental disclosures of cash flows information are as follows:

Cash paid for six months ended June 30:    1997            1996

Interest paid on deposits and
other borrowed funds                     $5,680,000    $5,417,000
Income taxes paid                        $  350,000    $  630,000



Note 2. Capital Adequacy

Quantitative measures established by regulation to ensure capital adequacy require financial minimum amounts and ratios of total and Tier I capital to risk-weighted assets and of Tier I
The Capital ratios of the Corporation and its bank subsidiary are as follows:

                                                 As of June 30, 1997 (unaudited)
                                                                               To be well
                                                                             Capitalized Under
                                                            For Capital      Prompt Corrective
                                      Actual              Adequacy Purposes  Action Provisions
(Amounts in thousands)                Amount    Ratio      Amount  Ratio     Amount    Ratio


Total Capital (to Risk Weighted Assets)
Corporation                           $36,524    15.54%    $18,797  8.00%   $23,497    10.00%
Bank                                   33,096    14.25%     18,574  8.00%    23,218    10.00%

Tier I Capital (to Risk Weighted Assets)
Corporation                           $33,585    14.29%     $9,399  4.00%   $14,098     6.00%
Bank                                   30,191    13.00%      9,287  4.00%    13,931     6.00%

Tier I Capital (to Average Assets)
Corporation                           $33,585     9.85%    $13,641  4.00%   $17,051     5.00%
Bank                                   30,191     8.96%     13,471  4.00%    16,838     5.00%





Note 3 - Investment Securities

Amortized cost and estimated market values of investment securities as of June 30, 1997 (unaudited), and December 31, 1996, were as follows (amounts in thousands):

Held to Maturity

                                                             June 30                            December 31
                                                              1997                                1996

                                                                       Estimated                           Estimated
                                                     Amortized          Market           Amortized          Market
                                                       Cost              Value             Cost              Value

U.S. Treasury securities and obligations
of U.S. Government agencies & corporations             $1,040            $1,045            $1,051            $1,058
Obligations of state and political subdivisions        17,057            17,105            19,496            19,536
Corporate debt securities                               2,975             2,967             3,688             3,677
Mortgage - backed securities                            9,600             9,549            10,832            10,705
                                                       30,672            30,666            35,067            34,976
Other                                                   1,628             1,628             1,223             1,223
                                                      $32,300           $32,294           $36,290           $36,199



Available for sale

                                                              June 30                         December 31
                                                               1997                                1996

                                                                      Estimated                           Estimated
                                                     Amortized          Market           Amortized          Market
                                                       Cost              Value             Cost              Value


Equity securities                                      $1,531            $3,082            $1,380            $2,490
U.S. Treasury securities and obligations
of U.S. Government agencies & corporations            $20,958           $20,959            27,054            27,055
Obligations of state and political subdivisions        14,104            14,307             1,934             1,930
Corporate debt securities                               5,037             5,030             5,046             5,058
Mortgage - backed securities                           15,848            15,638            17,159            16,969
                                                      $57,478           $59,016           $52,573           $53,502


Interest income and dividends received on investment securities for the three and six months ended June 30, 1997 and 1996 are as follows (amounts in thousands):

                                                       Three Months                         Six Months
                                                       1997     1996                       1997     1996
                                                    (Unaudited)                         (Unaudited)



U.S. Government Obligations                             $75      $81                       $148     $157
Obligations of U.S. Government
Agencies and Corporations                               652      609                      1,384    1,227
Obligations of States and
Political Subdivisions                                  351      260                        613      487
Other Securities, primariy
Notes and Debentures                                    200      168                        390      299
Common Stock                                             20       32                         55       67
                                                     $1,298   $1,150                     $2,590   $2,237





Note 4 - Deposits

Deposits are summarized as follows (amounts in thousands):

                                                June 30        December 31
                                                 1997             1996
                                             (Unaudited)

Demand                                          $37,569          $34,847
Savings
Interest-bearing checking                        36,007           34,473
Money Market Accounts                            28,937           25,288
Passbook and Statement Savings                   45,035           45,002
$109,979         $104,763


Time
Deposits of $100,000 and over                    18,677           30,345
Other Time Deposits                             103,512           98,247
                                                122,189          128,592
Total Deposits                                 $269,737         $268,202



NOTE 5 - Treasury Stock

The Corporation repurchased 10,000 shares of Franklin Financial Services Corporation common stock during the second quarter ended June 30, 1997. The cumulative total of common shares repurchased during the six month period ended June 30, 1997 was 23,483 at a cost of approximately $769,000. These shares were acquired pursuant to the stock repurchase program approved by the Board of Directors in the first quarter of 1997. Under the program the Corporation is authorized to repurchase up to 100,000 shares in open market transactions through dealers.


NOTE 6 - New Accounting Standards

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

In March 1997, the FASB issued Statement No. 129, "Disclosures of
Information about Capital Structure", effective for financial statements for periods ending after December 15, 1997. This Statement did not change the currently reported disclosures.

In July 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The objective of Statement 130 is to report a measure of all changes in equity that result from economic events of the period other than transactions with owners. Comprehensive income is the total of net income and all other non-owner changes in equity. Adoption of the Statement will require the Corporation to include all non-owner changes in equity as components of comprehensive income. Currently such non-owner changes include only unrealized gains and losses on available for sale investment securities.


                   Management's Discussion and Analysis of
                Results of Operations and Financial Condition
                     for the Three and Six Month Periods
                            Ended June 30, 1997

Part 1, Item 2

                           Results of Operations

Net income for the second quarter and six months ended June 30, 1997, was $1.2 million and $2.3 million, respectively compared with $1.1 million and $2.2 million, respectively, for the same period in 1996. Earnings per share grew 14.0% to $.65 from $.57 for the second quarter of 1997 compared with the second quarter of 1996. An increase in earnings per share of 12.5% to $1.26 from $1.12 was reported for the first six months of 1997 compared with the same period one year earlier. Per share earnings are weighted to reflect the impact of the stock repurchase program. Book value per share equaled $19.59 at June 30, 1997 versus $18.00 at June 30, 1996.

The Corporation's annualized return on average assets (ROA) and return on average equity (ROE) for the first six months of 1997 were 1.38% and 13.14%, respectively, compared to 1.40% and 12.82%, respectively, for the same period ended June 30, 1996.

Net interest income for the second quarter of 1997 grew $232,000, or 7.0%, to $3.5 million from $3.3 million for the second quarter of 1996. Similarly, net interest income for the six months ended June 30, 1997, grew $430,000, or 6.5%, to $7.1 million from $6.6 million for the first six months ended June 30, 1996. The increase in net interest income for both periods was due primarily to increased volume rather than any significant change in interest rates. The average volume of interest-earning assets increased $16.7 million during the twelve month period from June 30, 1996 through June 30, 1997 driven primarily by commercial loan demand and the purchase of investment securities. The yield on interest-earning assets increased two basis points to 8.36% at June 30, 1997 from 8.34% one year earlier. The average volume of interest bearing liabilities grew $18.3 million during the same twelve month period driven primarily by deposit growth ($5.2 million) and an increase in short-term borrowings
($12.9 million) with the Federal Home Loan Bank of Pittsburgh. The cost of interest-bearing liabilities decreased four basis points to 4.45% for the six months ended June 30, 1997 from $4.49% one year earlier. Consequently, the Corporation's interest spread and net interest margin on a tax equivalent basis moved to 3.91% and 4.65%, respectively, at June 30, 1997, from 3.85% and 4.66%, respectively, at June 30, 1996.

The Corporation expensed $192,000 and $385,000 for possible loan losses in the second quarter and first six months, respectively, of 1997 versus $131,000 and $225,000, respectively, for the same periods in 1996. Continued consumer loan charge-offs and the growth of the total loan portfolio are the two factors responsible for the higher loan loss provision. Net charge-offs for the second quarter and first six months of 1997 were $112,000 and $345,000, respectively, versus $121,000 and $418,000, respectively, for the same periods in 1996.

Total noninterest income excluding net securities gains equaled $871,000 for the quarter ended June 30, 1997 and $1.8 million for the six months then ended compared to $1.0 million and $1.9 million, respectively, for the same periods in 1996. Trust commissions increased $37,000, or 12.6%, to $329,000 for the second quarter due primarily to a 30% growth in trust assets under management since June 30, 1996. Service charges, commissions and fees were down $44,000, or 7.6% to %533,000 for the second quarter ended June 30, 1997 versus June 30,1996 due primarily to fees associated with loan originations during the quarter. Other income also recorded a decrease of $148,000, or 94.2%, to $9,000 for the second quarter of 1997 versus the second quarter of 1996. The largest contributor to this decrease were gains of $119,000 realized through the sale of real estate and recorded in the second quarter of 1996.

Trust commissions for the six month period recorded an increase of $77,000, or 13.0%, to $668,000 at June 30, 1997 from June 30, 1996 due primarily to the growth in trust assets. Other income for the six months ended June 30, 1997 recorded a decrease of $197,000, or 80.4%, to $48,000 from $245,000 one year earlier. Nonrecurring items such as $119,000 gain from the sale of real estate, $38,000 prior year expense refunds and $25,000 recovery of prior year costs related to loan collections in the six months ended June 30, 1996 were the primary factors contributing to lower other income for the six months ended June 30, 1997.

The Corporation recorded $93,000 and $204,000 for net securities gains in the second quarter and six months, respectively, ended June 30, 1997 compared to zero and $78,000, respectively, for the same periods ended June 30, 1996. Net securities gains recorded were from the available for sale portfolio.

Total noninterest expense grew $48,000, or 1.7%, to $2.8 million and $118,000, or 2.1%, to $5.6 million for the second quarter and six months, respectively, ended June 30, 1997 compared to $2.7 million and $5.5 million, respectively, for the same periods one year earlier. Salaries and benefits expense recorded decreases of $8,000 and $104,000 for the second quarter and six months, respectively, ended June 30, 1997, related primarily to the retirement of an executive officer and lower expense related to the long-term incentive plan partially offset by higher personnel costs associated with the addition of three new branches in Cumberland County. Salary and benefits expense for the second quarter and six months ended June 30, 1997 equaled $1.6 million and $3.1 million, respectively, compared to $1.6 million and $3.2 million, respectively, one year earlier. Net occupancy and furniture and equipment expense combined increased $97,000, or 31.6%, to $404,000 for the second quarter and $223,000, or 36.1%, to $840,000 for the six months ended June 30, 1997 versus $307,000 and $617,000, respectively, for the same periods ended June 30, 1996. Added costs associated with the operation of three new branches in Cumberland County was primarily responsible for the increase in net occupany and furniture and equipment expense.

Federal income tax expense for the second quarter and six months ended June
30, 1997 totaled $344,000 and $745,000, respectively, compared to $330,000 and $705,000, respectively, for the same periods in 1996. The effective tax rate for the six month ended June 30, 1997 and 1996 was 24.3% compared to the statutory tax rate of 34% due primarily to interest income earned on tax-free investments and tax-free loans.



                              Financial Condition


Total assets grew $16.4 million, or 4.9%, to $352.6 million at June 30, 1997, from $336.1 million at December 31, 1996. Total assets at June 30, 1997 were $318.3 million. The growth in assets from December 31, 1996 was driven primarily by loan volume. Commercial loan volume led the way with a $9.1 million increase to $100.0 million in outstanding loan balances. Consumer loan volume followed next with $3.5 million in growth reaching outstanding balances of $53.5 million. The increase in consumer loans has been primarily in secured installment loans. Investment securities recorded a net increase of $1.5 million and cash and due from banks was up $2.5 million to $12.8 million. Since year end the Corporation has invested approximately $9.0 million in tax-free securities in an effort to better manage its income tax expense. The increase in cash and due from banks is related primarily to cash requirements at the three new Cumberland County branches and higher reserve requirements with the Federal Reserve.

Funding for the asset growth came primarily through other borrowings with the Federal Home Loan Bank of Pittsburgh (FHLB). Other borrowings at June 30, 1997 were $30.1 million, up $15.2 million from $14.9 million at December 31, 1996. Deposit growth was flat during the six months from December 31, 1996 growing less than 1.0%, or $1.5 million, to $269.7 million at June 30, 1997. A new money market account with a weekly rate indexed to the 91-day Treasury Bill was introduced in early May to attract new money and to give current customers a more attractively priced deposit product. Although this new product attracted approximately $3.0 million in new money for the short sixty day period it has been available to customers, the new volume was not enough to curb the flight of deposit money to other investment vehicles. Consequently, the Corporation looked to its relationship with FHLB to provide the funding needed for asset growth.

The allowance for possible loan losses recorded a balance of $3.1 million at June 30, 1997 and December 31, 1996. The allowance represented 1.32% of total loans at June 30, 1997 and provided coverage for nonaccrual loans 2.0 times and nonperforming loans 1.6 times. At December 31, 1996, the allowance represented 1.36% of total loans.

The Corporation's nonperforming loans increased $220,000 to $1.9 million at June 30, 1997, from $1.7 million at year-end 1996. Included in nonperforming loans at June 30, 1997 were nonaccrual loans totaling $1.5 million and loans past-due 90 days or more totaling $412,000. Nonaccrual loans and loans past due 90 days or more totaled $856,000 and $874,000, respectively, at December 31, 1996. Although the Corporation recorded an increase in nonperforming loans, loans past-due 30-89 days recorded a decrease of $512,000 to $1.7 million at June 30, 1997 from $2.2 million at December 31, 1996. The Corporation had no restructured loans at June 30, 1997. Other real estate owned (OREO) totaled $54,000 at June 30, 1997 compared to $99,000 at December 31, 1996. Nonperforming assets, which includes nonperforming loans, restructured loans and OREO totaled $2.0 million at June 30, 1997, and represented .57% of total assets.

The Corporation recorded net charge-offs for the second quarter and six months ended June 30, 1997 totaling $112,000 and $345,000, respectively, compared to $121,000 and $418,000, respectively, for the same periods ended June 30, 1996. Net charge-offs for the first six months of 1997 were attributable 94.0% to consumer loans compared to 65.7% for the same period in 1996 and represented .30% and .39%, respectively, for average loans.

The local economy remains stable with low unemployment reported.  For May
1997 unemployment in Franklin County was reported to be 5.6% up slightly from the 5.5% reported in May 1996. A major company in neighboring Fulton County announced in July 1997 their intentions to lay-off approximately 800 employees. This lay-off could have some impact on Franklin County businesses due to the loss of outsourcing businesses related to the company. New jobs created in the past several years by new and old companies in Franklin County have offset any potential adverse impact to the local economy. The area along the I-81 corridor, which includes Franklin County, is still heavily dependent on manufacturing but is becoming more diverse so the area is not as reliant on any one industry.

                              Liquidity

The Corporation's liquidity ratio (net cash, short-term and marketable assets divided by net deposits and short-term liabilities ) was 22.0% at June 30, 1997. The Corporation actively sells mortgage loans to the secondary market (primarily FNMA) and looks to its borrowing ability with FHLB to satisfy any liquidity needs. The Corporation sold $4.8 million in mortgage loans to FNMA during the first six months of 1997 and had advances outstanding with FHLB totaling $26.8 million. The Corporation's maximum borrowing capacity with FHLB equals $97.5 million. Management believes that liquidity is adequate to meet the borrowing and deposit withdrawal needs of its customers.



                           Capital Adequacy


Total shareholders' equity increased $1.3 million to $36.6 million at June
30, 1997 from $35.3 million at December 31, 1996. Retained earnings recorded a net increase of $1.6 million for the six months ended June 30, 1997, to $19.1 million after cash dividends totaling $752,000 were paid to shareholders. The market value of the Corporation's available for sale securities improved at June 30, 1997 resulting in a net unrealized gain recorded at $1.0 million compared to $613,000 at December 31, 1996, an increase of $402,000. Offsetting the increases in retained earnings and the net unrealized gain on securities was the repurchase of 23,483 shares of the Corporation's common stock which increased the cost of treasury stock by $649,000 to $4.5 million.

For the second quarter of 1997 the Corporation paid cash dividends totaling $375,000, or $.20 per share. Cash dividends paid per common share year-to-date totaled $752,000, or $.40 per share, and represented 32.4% of the recorded six months earnings for 1997.

Capital adequacy is currently defined by banking regulatory agencies through the use of several minimum required ratios. At June 30, 1997 the Corporation was determined to be well capitalized as defined by banking regulatory agencies. The Corporation's leverage ratio, Tier I and Tier II risk-based capital ratios at June 30, 1997 were 9.85%, 14.29% and 15.54%, respectively.



PART II - OTHER INFORMATION

Item 4.   SUBMISSIONS OF MATTERS TO VOTE OF SECURITY HOLDERS

The 1997 Annual Meeting of Shareholders (the "Meeting") of the Corporation was held on April 29, 1997. Notice of the Meeting was mailed to shareholders on or about April 1, 1997, together with proxy solicitation materials prepared in accordance with Section 14(a) of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder.

The Meeting was held for the following purpose:

1. To elect four Class C directors to hold office for 3 years from the date of election and until their successors are elected and qualified.

There was no solicitation in opposition to the nominees of the Board of Directors for election to the Board. All nominees of the Board of Directors were elected. The number of votes cast for as well as the number of votes withheld for each of the nominees for election to the Board of Directors, were as follows:


Votes
Nominee                  Votes For           Withheld
Jay L. Benedict, Jr.     1,180,836.777        8,048.888
John M. Hull III         1,177,901.777       10,983.888
H. Huber McCleary        1,182,936.665        5,949.000
Charles M. Sioberg       1,182,593.131        6,292.535





Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits
Exhibit  11 - Computation of earnings per share

(b) Reports on Form 8-K
There were no reports filed on Form 8-K for the quarter ended June 30, 1997


                                                  Exhibit 11
                                        COMPUTATION OF PER SHARE EARNINGS

                                                                 For the Three Months Ended June 30

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

   Computation of earnings
     per common share:

   Shares
     Weighted average
       shares outstanding          1,827,206          1,827,206       1,827,206       1,975,910          1,975,910       1,975,910

     Equivalent shares from
       exercise of dilutive
       stock equivalents                --               19,223          19,244            ---              17,338          20,506

                                   1,827,206          1,846,429       1,846,450        1,975,910          1,993,248       1,996,416


   Net Income                     $1,183,340         $1,183,340      $1,183,340       $1,136,000         $1,136,000      $1,136,000


   Earnings per common share

   Net Income                          $0.65              $0.64           $0.64            $0.57              $0.57           $0.57




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



                                                  Exhibit 11
                                        COMPUTATION OF PER SHARE EARNINGS

                                                              For the Six Months Ended June 30

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

   Computation of earnings
     per common share:

   Shares
     Weighted average
       shares outstanding          1,833,225          1,833,225       1,833,225      1,949,710          1,949,710       1,949,710



     Equivalent shares from
       exercise of dilutive
       stock equivalents                --               19,128          19,244         ---                 25,966          20,506

                                   1,833,225          1,852,353       1,852,469       1,949,710          1,975,676       1,970,216


 Net Income                       $2,317,889         $2,317,889      $2,317,889      $2,186,000         $2,186,000      $2,186,000


   Earnings per common share

   Net Income                         $1.26              $1.25           $1.25           $1.12              $1.11           $1.11




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

Franklin Financial Services Corporation


Date______________________          /s/ William E. Snell, Jr.
                                        William E. Snell, Jr.
                                        President and Chief Executive Officer




Date______________________          /s/ Elaine G. Meyers
                                        Elaine G. Meyers
                                        Treasurer and Chief Financial Officer