Form 10-Q
period 1997-09-30
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 1997-11-13
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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

There were 1,863,165 outstanding shares of the Registrant's common stock as of November 6, 1997.



INDEX




Page
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Balance Sheets                         2
as of September 30, 1997 (Unaudited) and
December 31, 1996

Consolidated Statements of                          3
Income for the Nine Months ended
September 30, 1997 and 1996 (unaudited)

Condensed Consolidated Statements of                4
Changes in Shareholders' Equity for the
Twelve and Nine Months ended December 31,
1996 and September 30, 1997 (unaudited)

Consolidated Statements of Cash                     5
Flows for the Nine Months Ended September
30, 1997 and 1996 (unaudited)

Notes to Condensed Consolidated Financial           6
Statements (unaudited)

Item 2 - Management's Discussion and Analysis of   11
Financial Condition and Results of Operations


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K           16


SIGNATURE PAGE                                      17


CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands)

September 30        December 31
1997                1996
(unaudited)
ASSETS

Cash and due from banks                                                                 $9,312              $10,265
Interest bearing deposits in other banks                                                   305                  256
Investment securities held to maturity (Market value of $29,695 and $36,199 at
September 30, 1997 and December 31, 1996 respectively) (Note 3)                       29,479               36,290
Investment securities available for sale (Note 3)                                       61,082               53,502
Loans, net                                                                             236,669              221,166
Premises and equipment, net                                                              6,133                6,698
Other assets                                                                             8,413                7,943

Total Assets                                                                          $351,393             $336,120



LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits: (Note 4)
Demand (non-interest bearing)                                                        $35,618              $34,847
Savings and Interest checking                                                        111,738              104,763
Time                                                                                 117,648              128,592

Total Deposits                                                                         265,004              268,202

Securities sold under agreements to repurchase                                          14,108               15,122
Other borrowings                                                                        31,701               14,891
Other liabilities                                                                        3,018                2,564

Total Liabilities                                                                      313,831              300,779


Commitments and Contingencies                                                            -                   -


Shareholders' equity:
Common stock $1 par value per share, 5,000 shares authorized with 2,030  shares issued and 1,862 and 1,890
outstanding at September 30, 1997 and December 31,1996,
respectively                                                                           2,030                2,030
Capital stock without par value, 5,000 shares authorized
with no shares issued or outstanding                                                   -                   -
Additional paid in capital                                                              19,744               19,745
Retained earnings                                                                       19,786               17,590
Net unrealized gain on securities                                                        1,581                  613
Treasury stock  (Note 5)                                                                (4,787)              (3,830)
Unearned compensation                                                                     (792)                (807)
Total shareholders' equity                                                              37,562               35,341


Total Liabilities and Shareholders' Equity                                            $351,393             $336,120


The accompanying notes are an integral part of these statements



CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share)
(Unaudited)
                                                            For the Three             For the Nine
                                                            Months Ended              Months Ended
                                                            September 30              September 30

                                                           1997         1996         1997          1996

INTEREST INCOME
Interest on loans                                         $5,405       $5,168       $15,707      $14,883
Interest on deposits in other banks                            4            3            25          199
Interest and dividends on investments (Note 2)             1,315        1,227         3,905        3,464

Total interest income                                      6,724        6,398        19,637       18,546

INTEREST EXPENSE
Interest on deposits                                       2,567        2,403         7,482        7,366
Interest on securities sold under repurchase
agreements and other borrowings                              606          371         1,535          917

Total interest expense                                     3,173        2,774         9,017        8,283

Net interest income                                        3,551        3,624        10,620       10,263

Provision for possible loan loss                             253           96           638          321

Net-interest income after provision
for possible loan losses                                   3,298        3,528         9,982        9,942

NONINTEREST INCOME
Trust commissions                                            354          289         1,022          880
Service charges, commissions and fees                        366          349         1,404        1,373
Other                                                        108          239           156          484
Net securities gains                                         189           (1)          393           77

Total noninterest income                                   1,017          876         2,975        2,814

NONINTEREST EXPENSE
Salaries and benefits                                      1,677        1,636         4,814        4,877
Net occupancy expense                                        153          129           468          385
Furniture and equipment expense                              204          187           583          548
FDIC insurance                                                11          136            33          163
Other                                                        940          909         2,666        2,485

Total noninterest expense                                  2,985        2,997         8,564        8,458


Income before income tax provision                           1,330        1,407         4,393        4,298

Income tax provision                                           291          345         1,036        1,050

Net income                                                  $1,039       $1,062        $3,357       $3,248

Earnings per share
Net income per share                                         $0.57        $0.60         $1.84        $1.72

Weighed avergage shares outstanding                      1,819,015    1,761,750     1,828,437     1,886,702

The accompanying notes are an intergral part of these statements.






                              CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                   for the year ended December 31, 1996 and the Nine Months ended September 30, 1997
                                           (Amounts in thousands, except per share )

                                                                        Net
                                                 Additional          Unrealized
                                        Common    Paid-in  Retained  Gain/(Loss) Treasury   Unearned
                                         Stock    Capital  Earnings on Securities Stock   Compensation  Total



   Balance at December 31, 1995          $2,030   $19,431   $14,966      $677    ($2,053)       ($95)  $34,956


     Net Income                                -         -    4,127          -          -           -    4,127
                                               -         -                   -          -           -
     Cash dividends, $.78 per share            -         -   (1,503)         -          -           -   (1,503)
                                                                             -          -           -
     Common stock issued under stock
       option plans                            -      (33)         -         -       233            -      200

     Change in net unrealized gain on          -         -         -      (64)          -           -      (64)
       securities

   Restricted stock issued under long-term
     incentive compensation plan
      (28,926 shares, net of forfeitures)      -      177          -         -       672        (849)        0

   Acquisition of 88,604 shares of
   treasury stock at cost                      -         -         -         -    (2,682)           -   (2,682)

   Tax benefit of restricted stock tranaction  -      170          -         -          -           -      170

     Amortization of unearned compensation     -         -         -         -          -        137       137

   Balance at December 31, 1996           2,030    19,745    17,590       613     (3,830)       (807)   35,341


     Net income                                -         -    3,357          -          -           -    3,357

     Cash Dividends,  $.62 per share           -         -   (1,161)         -          -           -   (1,161)

     Common stock issued under stock
       option plans                            -       10          -         -       250            -      260

     Change in net unrealized gain on          -         -         -      968           -           -      968
       securities

   Restricted stock issued under long-term
     incentive compensation plan               -      (11)         -         -          -        (73)      (84)
     (2,174 shares)

     Acquisition of 35,983 shares of
     treasury stock at cost (Note 5)           -         -         -         -      (1,207)         -   (1,207)

     Amortization of unearned compensation     -         -         -         -          -         88        88

   Balance at September 30,  1997          $2,030   $19,744   $19,786    $1,581    ($4,787)    ($792)  $37,562
     (unaudited)


   The accompanying notes are an integral part of these statements.




                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Amounts in Thousands)
                                                   Unaudited

                                                                    For the Nine Months Ended
                                                                       September 30
                                                                    1997         1996


Cash flows from operating activities:
Net Income                                                         $3,357        $3,248
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
Depreciation                                                        583           549
Premium amortization on investment securities                        90            78
Discount accretion on investment securities                        (117)          (93)
Provision for possible loan losses                                  638           321
Securities gains, net                                              (393)          (77)
Principal gains on sales of mortgage loans                          (47)          (47)
Proceeds from sale of mortgage loans                              8,487        11,702
Loss (Gain) on sale of premises and equipment                        37           (89)
Loan charge-offs, net of recoveries                                (445)         (511)
Increase in interest receivable                                    (390)         (144)
Increase in interest payable                                        116           200
Decrease in unearned discount                                       (99)         (307)
Increase in prepaid and other assets                                (13)         (533)
(Decrease) Increase in accrued expenses and other liabilities      (160)          439
Other, net                                                            95           176
Net cash provided by operating activities                          $11,739       $14,912


Cash flows from investing activities:
Proceeds from sales of investment securities available for sale     3,887           118
Proceeds from maturities of investment securities held to maturity  7,586         5,900
Proceeds from maturities of investment securities available for sale6,974        10,727
Purchase of investment securities held to maturity                   (775)       (7,729)
Purchase of investment securities available for sale              (16,582)      (15,898)
Net increase in loans                                             (24,037)      (19,517)
Capital expenditures                                                 (332)       (1,156)
Proceeds from sales of premises and equipment                         146           223
Net cash (used) in investing activities                            (23,133)      (27,332)

Cash flows from financing activities:
Net increase in demand deposits,
NOW accounts and savings accounts                                  7,746         2,150
Net (decrease) increase in certificates of deposit                (10,944)        1,616
Dividends                                                          (1,161)       (1,123)
Common stock issued under stock option plans                          260           172
Purchase of treasury shares                                        (1,207)       (2,180)
Cash inflows from other borrowings                                 15,796         8,830
Net cash provided by financing activities                           10,490         9,465


(Decrease) in cash and cash equivalents                               (904)       (2,955)

Cash and cash equivalents as of January 1                           10,521        14,904


Cash and cash equivalents as of September 30                        $9,617       $11,949

The accompanying notes are an integral part of these statements.




FRANKLIN FINANCIAL SERVICES CORPORATION and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


Note 1 - Basis of Presentation

The consolidated balance sheets as of September 30, 1997 and December 31, 1996, the consolidated statements of income for the three month and nine-month periods ended September 30, 1997 and 1996, the condensed consolidated statements of changes in shareholders' equity as of December 31, 1996 and September 30, 1997 and the consolidated statements of cash flows for the nine-month periods ended September
30, 1997 and 1996 have been prepared by the Corporation, without audit where indicated. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 1997, and for all periods presented have been made.

The consolidated financial statements include the accounts of Franklin Financial Services Corporation (the Corporation), and its wholly-owned subsidiary, Farmers and Merchants Trust Company of Chambersburg. All significant intercompany transactions and account balances have been eliminated.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Corporation's 1996 Annual Report.
The results of operations for the period ended September 30, 1997, are not necessarily indicative of the operating results for the full year.

For purposes of reporting cash flows, cash and cash equivalents include cash, due from banks, interest-bearing deposits in other banks and federal funds sold. Generally, Federal funds are purchased and sold for one-day periods. Supplemental disclosures of cash flows information are as follows:

Cash paid for nine months ended September 30:  1997         1996

Interest paid on deposits and
other borrowed funds . . . . .        $8,930,000  $8,083,000
Income taxes paid                          $ 775,000     $935,000

Note 2. Capital Adequacy

Quantitative measures established by regulation to ensure capital adequacy require financial minimum amounts and ratios of total and Tier I capital to risk-weighted assets and of Tier I
The Capital ratios of the Corporation and its bank subsidiary are as follows:

As of September  30, 1997 (unaudited)
To be well
Capitalized Under
For Capital       Prompt Corrective
Actual               Adequacy Purposes Action Provisions
(Amounts in thousands)                Amount    Ratio      Amount  Ratio     Amount    Ratio


Total Capital (to Risk Weighted Assets)
Corporation                           $36,948    15.62%    $18,919  8.00%   $23,648    10.00%
Bank                                   32,961    14.11%     18,689  8.00%    23,361    10.00%

Tier I Capital (to Risk Weighted Assets)
Corporation                           $33,988    14.37%     $9,459  4.00%   $14,189     6.00%
Bank                                   30,037    12.86%      9,344  4.00%    14,017     6.00%

Tier I Capital (to Average Assets)
Corporation                           $33,988     9.66%    $14,071  4.00%   $17,589     5.00%
Bank                                   30,037     8.70%     13,815  4.00%    17,268     5.00%




Note 3 - Investment Securities

Amortized cost and estimated market values of investment securities as of September 30, 1997 (unaudited), and December 31, 1996, were as follows (amounts in thousands):

Held to Maturity

September 30                        December 31
1997                                1996

Estimated                           Estimated
Amortized          Market           Amortized          Market
Cost              Value             Cost              Value

U.S. Treasury securities and obligations
of U.S. Government agencies & corporations           $1,035            $1,044            $1,051            $1,058
Obligations of state and political subdivisions        15,475            15,663            19,496            19,536
Corporate debt securities                               2,404             2,412             3,688             3,677
Mortgage - backed securities                            8,938             8,949            10,832            10,705
27,852            28,068            35,067            34,976
Other                                                   1,627             1,627             1,223             1,223
$29,479           $29,695           $36,290           $36,199



Available for sale

September 30                        December 31
1997                                1996

Estimated                           Estimated
Amortized          Market           Amortized          Market
Cost              Value             Cost              Value


Equity securities                                      $1,412            $3,256            $1,380            $2,490
U.S. Treasury securities and obligations
of U.S. Government agencies & corporations           21,962            22,100            27,054            27,055
Obligations of state and political subdivisions        14,916            15,376             1,934             1,930
Corporate debt securities                               5,032             5,059             5,046             5,058
Mortgage - backed securities                           15,365            15,291            17,159            16,969
$58,687           $61,082           $52,573           $53,502


Interest income and dividends received on investment securities for the three and nine months ended September 30, 1997 and 1996 are as follows (amounts in thousands):

Three Months                        Nine Months
1997     1996                       1997     1996
(Unaudited)                         (Unaudited)

U.S. Government Obligations                               $73      $87                       $221     $244
Obligations of U.S. Government
Agencies and Corporations                               631      646                      2,015    1,873
Obligations of States and
Political Subdivisions                                  401      260                      1,014      747
Other Securities, primariy
Notes and Debentures                                    152      199                        542      498
Common Stock                                               58       35                        113      102
$1,315   $1,227                     $3,905   $3,464




Note 4 - Deposits

Deposits are summarized as follows (amounts in thousands):

September 30     December 31
1997             1996
(Unaudited)

Demand                                            $35,618          $34,847
Savings
Interest-bearing checking                        33,535           34,473
Money Market Accounts                            36,200           25,288
Passbook and Statement Savings                   42,003           45,002
$111,738         $104,763


Time
Deposits of $100,000 and over                    15,211           30,345
Other Time Deposits                             102,437           98,247
117,648          128,592
Total Deposits                        $265,004         $268,202


NOTE 5 - Treasury Stock

The Corporation repurchased 12,500 shares of Franklin
Financial Services Corporation common stock during the third quarter ended September 30, 1997. The cumulative total of common shares repurchased during the nine-month period ended September 30, 1997 was 35,983 at a cost of approximately $1,207,000. These shares were acquired pursuant to the stock repurchase program approved by the Board of Directors in the first quarter of 1997. Under the program, the Corporation is authorized to repurchase up to 100,000 shares in open market transactions through dealers.



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

Management's Discussion and Analysis of
Results of Operations and Financial Condition for the Three and Nine Month Periods
Ended September 30, 1997


Part 1, Item 2

Results of Operations

Net income for the third quarter and nine months ended
September 30, 1997, was $1.0 million and $3.4 million, respectively, compared to $1.1 million and $3.2 million, respectively, for the same periods in 1996. Earnings per share recorded a decrease of 5.0% to $.57 for the thrid quarter of 1997 and an increase of 7.0% to $1.84 for the nine months ended September 30, 1997. Earnings per share reported for the third quarter and nine months ended September 30, 1996 was $.60 and $1.72, respectively. Per share earnings are weighted to reflect the impact of the stock repurchase program. Book value per share equaled $20.17 at September 30, 1997 versus $18.39 one year earlier.

The Corporation's annualized return on average assets (ROA) and return on average equity (ROE) for the first nine months of 1997 were 1.31% and 12.47%, respectively, compared to 1.36% and 12.47%, respectively, for the first nine months of 1996.

Net interest income decreased $73,000 for the third quarter of 1997 to $3.5 million cmpared to the same quarter in 1996. The decrease in net interest income for the third quarter of 1997 versus the third quarter of 1996 was driven primarily by changes in rates paid on interest-bearing liabilities offset to a large degree by increased volume in interest-earning assets. During the third quarter of 1997, the yield on interest-earning assets decreased 2 basis points while the average volume increased approximately $26 million when compared to the same period in 1996; at the same time rates paid on interest-bearing liabilities increased 18 basis points and the average volume increased approximately $24 million. Commercial loan demand was strong during the third quarter of 1997 versus the third quarter of 1996 as evidenced by increased average volume totaling approximately
$11 million followed by higher consumer loan volume totaling $6 million. The average volume of investment securities grew approximately $6 million period to period primarily the result of purchasing state and municipal tax-exempt securities. Growth in interest-bearing liabilities occurred mainly in money market deposit accounts and overnight borrowings with the Federal Home Loan Bank of Pittsburgh.

Net interest income for the nine-month period ended
September 30, 1997, increased 3.5%, or $357,000, to $10.6 million from $10.3 million for the same period ended September 30, 1996. The increase of $1.1 million in interest income and $.7 million in interest expense for the nine-month period was driven primarily by increases in volume of interest-earning assets and interest-bearing liabilities rather than increases in interest rates. Following the same trend as the third quarter, commercial and consumer loan demand and purchases of investment securities were the primary contributors to the growth in earning assets for the nine month period ended September 30, 1997 compared to the same period in 1996. For the nine-month period in 1997, the growth in interest-bearing liabilities occurred primarily in borrowings with the Federal Home Loan Bank.

The Corporation's yield on earning assets for the first nine months of 1997 was 8.36% and the cost of funds for the same period was 4.49%. This compares with 8.36% and 4.46%, respectively, for the yield on earning assets and the cost of funds for the first nine months of 1996. The interest spread and net interest margin for the nine months ended September 30, 1997 were 3.87% and 4.62%, respectively, compared to 3.90% and 4.70%, respectively, one year earlier.

The Corporation expensed $253,000 and $638,000 for possible loan losses in the third quarter and first nine months, respectively, of 1997 versus $96,000 and $321,000, respectively, for the same periods in 1996. Continued consumer loan charge-offs and the growth of the total loan portfolio are the two factors responsible for the increased loan loss provision. Net charge-offs for the third quarter and first nine months of 1997 were $100,000 and $445,000, respectively, compared to $94,000 and $512,000, respectively, for the same periods in 1996.

Total noninterest income, excluding net securities gains, decreased 5.6%, or $49,000 to $828,000 for the third quarter ended September 30, 1997, from $877,000 for the third quarter ended September 30, 1996. Other noninterest income decreased $54.8%, or $131,000, to $108,000 largely offset by an increase of $65,000, or 22.5%, to $354,000 in trust commissions for the quarter. The decrease in other noninterest income was mainly due to nonrecurring income recorded during the third quarter of 1996. Income from trust commissions was up primarily as a result of significant growth in trust assets under management.

Total noninterest income, excluding net securities gains, for the nine months ended September 30, 1997, decreased 5.6%, or $155,000 to $2.6 million from $2.7 million at September 30, 1996. Other noninterest income recorded a decrease of $328,000 to $156,000 and was partially offset by increases in trust commission income ($142,000) and income from service charges, commissions and fees ($31,000). As reported above, the decrease in other income for the first nine months of 1997 versus 1996 was due primarily to nonrecurring income recorded in 1996. Also, the increase in trust commission income is related to the 38.2% growth in trust assets under management during the twelve month period between September 30, 1996 and 1997.

Net securities gains for the third quarter and nine months ended September 30, 1997, were $189,000 and $393,000, respectively, compared to a net securities loss of $1,000 for the third quarter of 1996 and a net securities gain of $77,000 for the nine months ended September 30, 1996. The net securities gains realized were from the available-for-sale equities portfolio.

Total noninterest expense for the third quarter ended
September 30, 1997 recorded a slight decrease of $12,000 to $2.98 million compared to $2.99 million for the same quarter a year earlier. Contributing to the decrease was a significant reduction in FDIC insurance expense offset by increases in other operating expenses. Net occupancy and funiture and equipment expense were up a total of $41,000 for the third quarter related primarily to higher costs associated with the opening of three new branch offices in the fourth quarter of 1996. FDIC insurance expense decreased $125,000 quarter to quarter largely due to a third quarter 1996 one-time industry-wide assessment for recapitalization of the Savings Association Insurance Fund
(SAIF).

Total noninterest expense for the nine months ended
September 30, 1997 increased 1.2%, or $106,000, to $8.6 million from $8.5 million for the same period one year earlier.
Net occupancy and furniture and equipment expense increased a total of $118,000 due to added costs related to the opening of three new branch offices. FDIC insurance expense decreased by $130,000 primarily due to the one time industry-wide assessment to recapitalize SAIF. Other expense for the nine months ended September 30, 1997 was up $181,000 to $2.7 million versus the same period in 1996 largely due to higher costs associated with legal and professional fees ($58,000), a loss on real estate sold ($40,000), and a writedown of buildings slated for demolition ($63,000).

Federal income tax expense for the third quarter and nine months ended September 30, 1997 equaled $291,000 and $1.0 million, respectively, compared to $345,000 and $1.0 million, respectively, for the same periods ended September 30, 1996. The effective tax rate for the nine months ended September 30, 1997 and 1996 was 23.6% and 24.4%, respectively, compared to a statuatory rate of 34.0%. The differential between the effective tax rate and the statuatory rate is due primarily to interest income earned on tax-free investments and tax-free loans.

Financial Condition

Total assets grew $15.3 million,or 4.5%, to $351.4 million at September 30, 1997, from $336.1 million at December 31, 1996. Total assets at September 30, 1996 were $326.6 million. The growth in assets from year-end 1996 occurred primarily in loan volume which reported an increase of $15.5 million, or 6.9%, to $239.9 million at September 30, 1997. Commercial loan volume led the growth with an increase of $10.0 million to $101.2 million in outstanding loan balances. Consumer loans followed with an increase of $4.9 million, or 9.8%, reaching $54.8 million in outstanding loan balances at September 30, 1997.

Funding the increase in assets was an increase in borrowings with the Federal Home Loan Bank of Pittsburgh (FHLB). Total borrowings with FHLB increased $16.8 million, or 112.9%, to $31.7 million at September 30, 1997, from $14.9 million at December 31, 1996. Total deposits at September 30, 1997 declined $3.2 million to $265.0 million from $268.2 million at December 31, 1996, and reflects the industry-wide trend of deposit money fleeing to alternative investment sources yielding a higher rate of return and higher risk. Demand and savings deposits, which include interest-bearing checking, money market accounts and passbook and statement savings recorded an increase of $7.7 mllion but was more than offset by a decrease in time deposits of $100,000 and over totaling $15.1 million. Time deposits under $100,000 increased by $4.2 million during the nine month period ended September 30, 1997.

Recognizing the trend of deposit flight from financial institutions the Corporation continues to look to alternative funding sources, namely the FHLB of Pittsburgh. At September 30, 1997, the Corporation had a Maximum Borrowing Capacity with the FHLB equal to $93.4 million and unused borrowing capacity of $61.7 million. The FHLB provides a reliable funding source with attractive interest rates.

The Corporation's allowance for possible loan losses recorded a balance of $3.3 million at September 30, 1997, compared to $3.1 million at December 31, 1996. The allowance as a percentage of total loans equaled 1.35% and 1.36%, at September
30, 1997 and December 31, 1996, respectively, and provided coverage for nonaccrual loans and nonperforming loans 2.5 times and 1.7 times, respectively, at September 30, 1997.

Nonperforming loans totaled $1.9 million at September 30, 1997, compared to $1.7 million at December 31, 1996. Included in nonperforming loans at September 30, 1997, were $1.3 million and $.6 mllion, respectively, in nonaccrual loans and loans past due over 90 days. Nonaccrual loans and loans past due 90 days or more equaled $856,000 and $874,000, respectively, at December 31, 1996. Loans past due 30-89 days decreased to $2.1 million at September 30, 1997 from $2.2 million at December 31, 1996. The Corporation had no restructured loans at September 30, 1997. Other real estate owned (OREO) totaled $146,000 at September 30, 1997 compared to $99,000 at December 31, 1996. Nonperforming assets, which includes nonperforming loans, restructured loans and OREO totaled $2.1 million at September 30, 1997 and represented .61% of total assets.

Net charge-offs recorded for the third quarter and nine months ended September 30, 1997 totaled $100,000 and $445,000, respectively, compared to $94,000 and $512,000, respectively, for the same periods one year earlier. Net charge-offs for the first nine months of 1997 were attributable 96.0% to consumer loans and 4.0% to commercial loans compared to 72.0% and 28.0%, respectively, for the same period in 1996. Net charge-offs represented .26% and .31%, respectively, of average loans for the nine month periods ended September 30, 1997 and 1996.

The local economy remains stable with unemployment at or below the national average. New jobs created in the past several years by old and new businesses in Franklin County have to date offset any potential negative impact to the local economy. A recent study of job skills in the quad-state area along the Interstate 81 corridor supports the fact that the region has a higher concentration in manufacturing jobs than the rest of the United States. Also reported in the study was that, on average, jobs paid 16.3% less than the nation as a whole but was offset by a lower than average cost of living(10% or less) and a good quality of life. The study found that manufacturing skills groups in the region are in metalworking, plastics, auto/truck parts, woodworking, printing and publishing and electronics to name a few. Letterkenny Industrial Development Authority (LIDA) a group born out of the Base Realignment and Closing decision which resulted in realignment and downsizing of the Letterkenny Army Depot exists to attract and retain new business and therefore create new jobs. Although LIDA is still in its infancy, progress has been made in attracting two or three new businesses. Men and women from the Franklin County area with experience in business and government make up the authority. In addition to LIDA, local Chambers of Commerce and other local development authorities continue to work together to attract new business to the Franklin County area and have experienced success with their efforts.


Liquidity

The Corporation's liquidity position (net cash, short-term and marketable assets divided by net deposits and short-term liabilities) was 23.0% at September 30, 1997. The Corporation actively sells mortgage loans to the secondary market (primairly
FNMA) and looks to its borrowing ability with FHLB to satisfy any liquidity needs. The Corporation sold $18.8 million in mortgage loans to the secondary market during the first nine months of 1997 and had advances outstanding with FHLB totaling $31.7 million. The Corporation's maximum borrowing capacity with FHLB equals $93.4 million. Management believes that liquidity is adequate to meet the borrowing and deposit withdrawal needs of its customers.



Capital Adequacy

Total shareholders' equity increased $2.2 million to $37.6 million at September 30, 1997 from $35.3 million at December 31,
1996. Retained earnings recorded a net increase of $2.2 million for the nine months ended September 30, 1997, to $19.8 million after cash dividends totaling $1.2 million were paid to shareholders. The market value of the Corporation's available-for-sale securities improved at September 30, 1997 resulting in a net unrealized gain recorded at $1.6 million compared to $613,000 at December 31, 1996, an increase of $1.0 million. Offsetting the increases in retained earnings and the net unrealized gain on securities was the repurchase of 35,983 shares of the Corporation's common stock which increased the cost of treasury stock by $.96 million to $4.8 million.

For the third quarter of 1997 the Corporation paid cash dividends totaling $409,000, or $.22 per share. Cash dividends paid per year-to-date totaled $1.2 million, or $.62 per share, and represented 34.5% of the recorded nine months earnings for 1997.

Capital adequacy is currently defined by banking regulatory authorities through the use of several minimum required ratios. The Corporation's leverage ratio, Tier I and Tier II risk-based capital ratios at September 30, 1997 were 9.66%, 14.37% and 15.62%, respectively. For more information refer to Note 2 of the financial statements.




PART II - OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits
Exhibits 11 - Computation of earnings per share

(b) Reports on Form 8-K
There were no reports filed on Form 8-K for the quarter ended September 30, 1997.

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

Franklin Financial Services Corporation



/s/ William E. Snell, Jr.
William E. Snell, Jr.
President and Chief Executive Officer

/s/ Elaine G. Meyers
Elaine G. Meyers
Treasurer and Chief Financial Officer






                               Exhibit 11
                              COMPUTATION OF PER SHARE EARNINGS

                                                            For the Three Months Ended September 30

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

   Computation of earnings
     per common share:

   Shares
     Weighted average
       shares outstanding        1,819,015      1,819,015        1,819,015         1,761,750       1,761,750       1,761,750

     Equivalent shares from
       exercise of dilutive
       stock equivalents           --              18,679           19,961            ---             17,367          24,392

                                 1,819,015      1,837,694        1,838,976         1,761,750       1,779,117       1,786,142


   Net Income                   $1,039,000     $1,039,000       $1,039,000        $1,062,000      $1,062,000      $1,062,000


   Earnings per common share

   Net Income                        $0.57          $0.57            $0.56             $0.60           $0.60           $0.59




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




                               Exhibit 11
                              COMPUTATION OF PER SHARE EARNINGS

                                                            For the Nine Months Ended September 30

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

   Computation of earnings
     per common share:

   Shares
     Weighted average
       shares outstanding        1,828,437      1,828,437        1,828,437         1,886,702       1,886,702       1,886,702

     Equivalent shares from
       exercise of dilutive
       stock equivalents           --              18,541           19,961            ---             21,414          24,392

                                 1,828,437      1,846,978        1,848,398         1,886,702       1,908,116       1,911,094


   Net Income                   $3,357,000     $3,357,000       $3,357,000        $3,248,000      $3,248,000      $3,248,000


   Earnings per common share

   Net Income                        $1.84          $1.82            $1.82             $1.72           $1.70           $1.70




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
