Form 10-K405
period 1997-12-31
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 1998-03-27
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                           FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                            OF 1934

          For the fiscal year ended December 31, 1997

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                          ACT OF 1934

For the transition period from                  to
                 Commission file number 0-12126

            FRANKLIN FINANCIAL SERVICES CORPORATION
     (Exact name of registrant as specified in its charter)

     PENNSYLVANIA                                             25-1440803
(State or other jurisdiction of incorporation               (I.R.S. Employer
 or organization)                                          Identification No.)


     20 South Main Street, PO Box T, Chambersburg, PA          17201-0819
     (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code   (717) 264-6116

  Securities registered pursuant to Section 12(b) of the Act:
                                             Names of each exchange
           Title of each class                 on which registered

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


The aggregate market value of the 2,304,041 shares of the Registrant's common stock held by nonaffiliates of the Registrant as of February 6, 1998, based on the average of the bid and asked price for such shares, was $81,793,456.

     APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
          PROCEEDINGS DURING THE PRECEDING FIVE YEARS;
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.    Yes          No

           (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
     Indicate by the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date. There were 2,796,082 outstanding shares of the Registrant's common stock as of February 6, 1998.

              DOCUMENTS INCORPORATED BY REFERENCE
     (1) Portions of the annual report to stockholders for the year ended December 31, 1997, are incorporated by reference into Part I and Part II.
     (2) Portions of the definitive annual proxy statement to be filed, pursuant to Reg. 14A within 120 days after December 31, 1997, are incorporated into Part III.

               FRANKLIN FINANCIAL SERVICES CORPORATION

                           FORM 10-K

                             INDEX

Part I
                                                              Page

     Item 1.  Business . . . . . . . . . . . . . . . . . . . . .2
     Item 2.  Properties . . . . . . . . . . . . . . . . . . . 10
     Item 3.  Legal Proceedings. . . . . . . . . . . . . . . . 10
     Item 4.  Submission of Matters to a Vote of
                Security Holders . . . . . . . . . . . . . . . 10

Part II

     Item 5.  Market for Registrant's Common Equity and
                Related Stockholder Matters . . . . . . . .  . 10
     Item 6.  Selected Financial Data. . . . . . . . . . . . . 10
     Item 7.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations .11
     Item 8.  Financial Statements and Supplementary Data. . . 11
     Item 9.  Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure. . . . .11


Part III

     Item 10.  Directors and Executive Officers of the
                 Registrant . . . . . . . . . . . . . . .  . . 11
     Item 11.  Executive Compensation. . . . . . . . . . . . . 11
     Item 12.  Security Ownership of Certain Beneficial Owners
               and Management. . . . . . . . . . . . . . . . . 12
     Item 13.  Certain Relationships and Related Transactions. 12

Part IV

     Item 14.  Exhibits, Financial Statement Schedules,
                 and Reports on Form 8-K . . . . . . . . . . . 12

     Signatures. . . . . . . . . . . . . . . . . . . . . . . . 15

     Index of Exhibits . . . . . . . . . . . . . . . . . . . . 17

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

The Corporation conducts all of its business through its only direct subsidiary, F&M Trust, which is wholly-owned. F&M Trust, established in 1906, is a full-service, Pennsylvania-chartered commercial bank and trust company which is not a member of the Federal Reserve System. F&M Trust, which operates 12 full service offices in Franklin and Cumberland Counties, Pennsylvania, engages in general commercial, retail banking and trust services normally associated with community banks and its deposits are insured (up to applicable limits) by the Federal Deposit Insurance Corporation (the "FDIC"). A wide variety of banking services are offered by F&M Trust to businesses, individuals, and governmental entities. These services include, but are not necessarily limited to, accepting and maintaining checking, savings, and time deposit accounts, providing investment and trust services, making loans and providing safe deposit facilities.

The Corporation's subsidiary is not dependent upon a single customer or a few customers for a material part of their business. Thus, the loss of any customer or identifiable group of customers would not materially affect the business of the Corporation or F&M Trust in an adverse manner. Also, none of the Corporation's business is seasonal.

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

F&M Trust's Investment and Trust Services Department offers all of the personal and corporate trust services normally associated with trust departments of area banks, including estate planning and administration, corporate and personal trust fund management, pension, profit sharing and other employee benefits funds management, custodial services, and trustee services for publicly issued debentures.

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

The principal market of F&M Trust is in Franklin County and western
Cumberland County, Pennsylvania. Twelve commercial bank competitors of F&M Trust have offices in this region, in addition to credit unions, savings and loan associations, mortgage banks, brokerage firms and other competitors. F&M Trust is the largest locally owned financial institution in Franklin County and had total assets of approximately $354,000,000 at December 31, 1997.

All of the local commercial bank competitors of the Corporation are subsidiaries of bank holding companies. The Corporation ranks sixth in size of the thirteen bank holding companies having offices in its primary market.

Staff

As of December 31, 1997, the Corporation and its subsidiary had 152 full-time employees and 51 part-time employees. Most employees participate in pension, profit sharing/bonus, and employee stock purchase plans and are provided with group life, health and major medical insurance. Management considers employee relations to be excellent.

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

F&M Trust is not a member of the Federal Reserve System. Accordingly, its operations are subject to regulation and examination by the FDIC and by the Pennsylvania Department of Banking ("PDOB"). F&M Trust is subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amount of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the Bank. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

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

Under these policies and subject to the restrictions applicable to the Bank, the Bank could declare, during 1998, without prior regulatory approval, aggregate dividends of approximately $1.032 million, plus retained net income to the date of such dividend declaration.

FDIC Insurance Assessments

The FDIC has implemented a risk-related premium schedule for all insured depository institutions that results in the assessment of premiums based on capital and supervisory measures. Under the risk-related premium schedule, the FDIC assigns, on a semiannual basis, each depository institution to one of three capital groups (well-capitalized, adequately capitalized or undercapitalized) and further assigns such institution to one of three subgroups within a capital group. The institution's subgroup assignment is based upon the FDIC's judgment of the institution's strength in light of supervisory evaluations, including examination reports, statistical analyses and other information relevant to measuring the risk posed by the institution. Only institutions with a total capital to risk-adjusted assets ratio of 10% or greater, a Tier 1 capital to risk-based assets ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater, are assigned to the well-capitalized group. As of December 31, 1997, the Bank was well capitalized for purposes of calculating insurance assessments.

The Bank Insurance Fund ("BIF") is presently fully funded at more than
the minimum amount required by law.   Accordingly, the 1998 BIF assessment
rates range from zero for those institutions with the least risk, to $0.27 for every $100 of insured deposits for institutions deemed to have the highest risk. The Bank is in the category of institutions that presently pay nothing for deposit insurance. The FDIC adjusts the rates every six months.

While the Bank presently pays no premiums for deposit insurance, it is subject to assessments to pay the interest on Financing Corporation ("FICO") bonds. FICO was created by Congress in 1989 to issue bonds to finance the resolution of failed thrift institutions. Prior to 1997, only thrift institutions were subject to assessments to raise funds to pay the FICO bonds. On September 30, 1996, as part of the Omnibus Budget Act, Congress enacted the Deposit Insurance Funds Act of 1996, which recapitalized the Savings Association Insurance Fund ("SAIF") and provided that BIF deposits would be subject to 1/5 of the assessment to which SAIF deposits are subject for FICO bond payments through 1999. Beginning in 2000, BIF deposits and SAIF deposits will be subject to the same assessment for FICO bonds. The FICO assessment for 1998 for all depository institutions is expected to be $.0126 for each $100 of BIF deposits and $.063 for each $100 of SAIF deposits. The FDIC sets the FICO assessment rate every six months.

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

Selected Statistical Information

Certain statistical information is included in the Corporation's 1997 Annual Report and is incorporated herein by reference


     Description of Statistical Information                              Annual
     Incorporated by Reference from the                                  Report
         1997 Annual Report                                               Page

     Net Interest Income                                                   36
     Analysis of Net Interest Income                                       37
     Deposits by Major Classification                                      37
     Rate-Volume Analysis of Net Interest Income                           38
     Investment Securities at Amortized Cost                               41
     Time Certificates of Deposit of $100,000 or More                      41
     Short-Term Borrowings                                                 45
     Loan Portfolio                                                        45
     Allocation of the Allowance for Possible Loan Losses                  45
     Non-Performing Assets                                                 46
     Allowance for Possible Loan Losses                                    46
     Interest Rate Sensitivity                                             48
     Sensitivity to Change in Market Interest Rates                        49
     Maturity Distribution of Investment Portfolio                         49
     Maturities and Interest Rate Terms of Loans                           50

Item 2. Properties

The Corporation's headquarters is located in the main office of F&M
Trust at 20 South Main street, Chambersburg, Pennsylvania. The Corporation owns five properties throughout Franklin County which are held for future expansion and are currently used for banking operations by F&M Trust.

In addition to its main office, F&M Trust owns eleven and leases one property, all of which are used for banking offices and operations. F&M Trust also owns three properties which are held for expansion and are currently leased to others.

Item 3.  Legal Proceedings
     None

Item 4.  Submission of Matters to a Vote of Security Holders
     None

                            Part II
Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     The information related to this item is incorporated by reference to the information appearing under Market and Dividend Information on Page 12 and Shareholders' Information on Page 59 of the Corporation's 1997 Annual Report to Shareholders.

Item 6.  Selected Financial Data

     The information related to this item is incorporated by reference to the information under Summary of Selected Financial Data on Page 3 of the Corporation's 1997 Annual Report to Shareholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information related to this item is incorporated by reference to the information appearing under Management's Discussion and Analysis on Pages 35 through 53 of the Corporation's 1997 Annual Report to Shareholders.

Item 7a.  Quantitative and Qualitative Disclosures about Market Risk

     The information related to this item is incorporated by reference to the information appearing under Table 12 of Management's Discussion and Analysis on Page 49 of the Corporation's 1997 Annual Report to Shareholders.

Item 8.   Financial Statements and Supplementary Data

     The information related to this item is incorporated by reference to the information appearing under Financial Statements and Notes to Consolidated Financial Statements, including the Report of Independent Public Accountants, on Pages 13 through 30 of the Corporation's 1998 Annual Report to
Shareholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.

Item 10.  Directors and Executive Officers of the Registrant

     The information related to this item is incorporated by reference to the material set forth under the captions "Information about Nominees and Continuing Directors" on Pages 4 through 6, and "Executive Officers" on Page 7 of the Corporation's Proxy Statement for the 1998 Annual Meeting of Shareholders.

Item 11.  Executive Compensation

     The information related to this item is incorporated by reference to the material set forth under the captions "Compensation of Directors" on Page 7 and "Executive Compensation and Related Matters" on Pages 7 through 12 of the Corporation's Proxy Statement for the 1998 Annual Meeting of Shareholders, except that information appearing under the captions "Committee Report on Executive Compensation" and "Stock Performance Graph" on Pages 10 through 13 is not incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information related to this item is incorporated by reference to the material set forth under the captions "Voting of Shares and Principal Holders Thereof" on Page 2 and "Information about Nominees and Continuing Directors" on Pages 4 through 6 of the Corporation's Proxy Statement for the 1998 Annual Meeting of Shareholders.

Item 13.  Certain Relationships and Related Transactions

     The information related to this item is incorporated by reference to the material set forth under the caption "Transactions with Directors and Executive Officers" on Page 13 of the Corporation's Proxy Statement for the 1998 Annual Meeting of Shareholders.

                            Part IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
     (a) The following documents are filed as part of this report:

         (1) The following Consolidated Financial Statements of the Corporation are incorporated by reference to the 1997 Annual Report to Shareholders:

               Report of Independent Public Accountants;

               Consolidated Balance Sheets - December 31, 1997 and 1996;

               Consolidated Statement of Income - Years ended December 31, 1997, 1996, and 1995;

               Consolidated Statements of Changes in Shareholders' Equity - Years ended December 31, 1997, 1996, and 1995;

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

               13   The 1997 Annual Report to Shareholders of the
                    Corporation.

               21   Subsidiaries of the Corporation.

               23   Consent of Arthur Andersen LLP

               27   Financial Data Schedule

     (b)  Reports on Form 8-K:

          A current report on Form 8-K, dated November 13, 1997 was filed on November 17,1997 in conjunction with the declaration of a three for two stock split to be issued in the form of a 50% stock dividend.

     (c) The exhibits required to be filed as part of this report are submitted as a separate section of this report.

     (d)  Financial Statement Schedules: None.

     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              FRANKLIN FINANCIAL SERVICES
                              CORPORATION

                              By:______________________________________
                                   William E. Snell, Jr.
                                   President and Chief Executive Officer


Date: March 26, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                     Title                    Date

______________________________     Chairman of the Board   March 26, 1998
     Jay L. Benedict, Jr.          and Director

______________________________     Vice Chairman           March 26, 1998
     Robert G. Zullinger           and Director

______________________________     President and Chief     March 26, 1998
     William E. Snell, Jr.         Executive Officer
                                   and Director

______________________________     Executive Vice          March 26, 1998
     Charles S. Bender II          President and Director

______________________________     Treasurer and Chief     March 26, 1998
     Elaine G. Meyers              Financial Officer
                                   (Principal Financial and
                                   Accounting Officer)

______________________________     Director                March  26, 1998
     G. Warren Elliott

______________________________     Director                 March  26,1998
     Omer L. Eshleman

______________________________     Director                 March  26,1998
     Dennis W. Good, Jr.

______________________________     Director                 March  26,1998
     H. Huber McCleary

______________________________     Director                 March  26,1998
     Jeryl C. Miller

______________________________     Director                 March  26,1998
     Stephen E. Patterson

______________________________     Director                 March  26,1998
     Charles M. Sioberg

______________________________     Director                 March  26,1998
     Martha B. Walker





                   Exhibit Index for the Year
                    Ended December 31, 1997

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

13   The 1997 Annual Report to Shareholders of the Corporation

21   Subsidiaries of Corporation

23   Consent of Arthur Andersen LLP

27   Financial Data Schedule