Form 10-Q
period 1998-03-31
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 1998-05-14
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC 20549
                               FORM 10-Q

    (Mark One)
     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 1998

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

    There were 2,796,975 outstanding shares of the Registrant's common stock as of April 30, 1998.

                                         INDEX




                                                                Page
    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements

              Condensed Consolidated Balance Sheets               2
              as of March 31, 1998 (Unaudited) and
              December 31, 1997

              Condensed Consolidated Statements of                3
              Income for the Three Months ended
              March 31, 1998 and 1997 (unaudited)

              Condensed Consolidated Statements of                4
              Changes in Shareholders' Equity for the
              Twelve and Three Months ended December 31,
              1997 and March 31, 1998 (unaudited)

              Condensed Consolidated Statements of Cash           5
              Flows for the Three Months Ended March 31,
              1998 and 1997 (unaudited)

              Notes to Condensed Consolidated Financial           6
              Statements (unaudited)

    Item 2 - Management's Discussion and Analysis of             12
              Financial Condition and Results of Operations


    PART II - OTHER INFORMATION

    Item 6 - Exhibits and Reports on Form 8-K                    17


    SIGNATURE PAGE                                               18


                                CONSOLIDATED BALANCE SHEETS
                                  (Amounts in Thousands)

                                                                                             March 31       December 31
                                                                                               1998            1997
                                                                                            (unaudited)
                                          ASSETS

        Cash and due from banks                                                                $11,196        $10,863
        Interest bearing deposits in other banks                                                   324            249
        Investment securities held to maturity (Market value of $25,836 and $28,030 at
          March 31, 1998 and December 31, 1997 respectively) (Note 3)                           25,573         27,779
        Investment securities available for sale (Note 3)                                       59,355         59,319
        Loans, net                                                                             244,969        241,244
        Premises and equipment, net                                                              5,694          5,907
        Other assets                                                                             8,522          8,504

        Total Assets                                                                          $355,633       $353,865



                           LIABILITIES AND SHAREHOLDERS' EQUITY
        Deposits: (Note 4)
          Demand (non-interest bearing)                                                        $40,722        $37,591
          Savings and Interest checking                                                        121,402        113,138
          Time                                                                                 123,110        123,826

        Total Deposits                                                                         285,234        274,555

        Securities sold under agreements to repurchase                                          16,549         16,075
        Other borrowings                                                                        12,645         21,434
        Other liabilities                                                                        3,633          5,496

        Total Liabilities                                                                      318,061        317,560


        Commitments and Contingencies                                                            -               -


        Shareholders' equity:
        Common stock $1 par value per share, 5,000 shares authorized with 3,045  shares issued and 2,797 and 2,795 shares
          outstanding at March 31,1998 and December 31,1997,
          respectively                                                                           3,045          3,045
        Capital stock without par value, 5,000 shares authorized
          with no shares issued or outstanding                                                   -                -
        Additional paid in capital                                                              19,769         19,761
        Retained earnings                                                                       18,305         17,087
        Net unrealized gain on securities                                                        1,915          1,935
        Treasury stock (Note 6)                                                                 (4,724)        (4,760)
        Unearned compensation                                                                     (738)          (763)

        Total shareholders' equity                                                              37,572          36,305


        Total Liabilities and Shareholders' Equity                                            $355,633        $353,865


        The accompanying notes are an integral part of these statements




                 CONSOLIDATED STATEMENTS OF INCOME
             (amounts in thousands, except per share)
                           (Unaudited)
                                                               For the Three Months Ended
                                                                       March 31
                                                                 1998          1997

        INTEREST INCOME
          Interest on loans                                       $5,506        $5,074
          Interest on deposits in other banks                          4            17
          Interest on Federal funds sold                               0             0
          Interest and dividends on investments (Note 3)           1,219         1,292

            Total interest income                                  6,729         6,383

        INTEREST EXPENSE
          Interest on deposits                                     2,665         2,427
          Interest on securities sold under agreements to
            repurchase and other borrowings                          451           426

                  Total interest expense                           3,116         2,853

          Net interest income                                      3,613         3,530

        Provision for possible loan losses                           365           193

        Net-interest income after provision
          for possible loan losses                                 3,248         3,337

        NONINTEREST INCOME
          Trust fees                                                 477           339
          Service charges, commissions and fees                      478           505
          Other                                                       20            39
          Securities gains                                           299           111

            Total noninterest income                               1,274           994

        NONINTEREST EXPENSE
          Salaries and benefits                                    1,520         1,564
          Net occupancy expense                                      152           163
          Furniture and equipment expense                            216           204
          Other                                                    1,007           864

            Total noninterest expense                              2,895         2,795


        Income before Federal income taxes                         1,627         1,536

        Federal income tax expense                                   394           401

            Net income                                            $1,233        $1,135


            Basic earnings per share                               $0.45         $0.41
             Weighted average shares outstanding (000's)           2,728         2,759

            Diluted earnings per share                             $0.45         $0.41
             Weighted average shares outstanding (000's)           2,756         2,787

        The accompanying notes are an integral part of these statements.

        Earnings per share for 1997 have been adjusted to reflect a 3 for 2 stock split issued in the form of a 50% stock dividend distributed on February 3, 1998.





                                                                                                              <C
                             CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                         for the year ended December 31, 1997 and the Three Months ended March 31, 1998
                                              (Amounts in thousands, except per share )

                                                                            Net
                                                     Additional          Unrealized
                                            Common    Paid-in  Retained  Gain/(Loss) Treasury   Unearned
                                             Stock    Capital  Earnings  on Securitie  Stock   Compensation  Total



       Balance at December 31, 1996          $2,030   $19,745   $17,590       $613    ($3,830)      ($807)  $35,341


         Net Income                                -         -    4,363           -          -           -    4,363
                                                   -         -                    -          -           -
         Cash dividends paid, $.56 per share       -         -   (1,571)          -          -           -   (1,571)

         Cash dividends declared, not paid
         $ .81 per share                           -         -   (2,280)          -          -           -   (2,280)

         50% stock split                      1,015          -   (1,015)          -          -           -        0

         Common stock issued under stock
           option plans                            -       27          -          -       294            -      321

         Change in net unrealized gain
         on securities                             -         -         -     1,322           -           -    1,322

         Restricted stock issued under long-term
         incentive compensation plan               -      (11)         -          -        60         (73)      (24)

       Acquisition of treasury stock at cost       -         -         -          -    (1,284)           -   (1,284)

         Amortization of unearned compensation     -         -         -          -          -        117       117

       Balance at December 31, 1997           3,045    19,761    17,087      1,935     (4,760)       (763)   36,3056


         Net income                                -         -    1,233           -          -           -    1,233

         Cash in lieu of fractional shares
           on 50% stock split                      -         -      (15)          -          -           -      (15)

         Common stock issued under stock
           option plans                            -        8          -          -        36            -       44

         Change in net unrealized gain
         on securities                             -         -         -       (20)          -           -      (20)

         Amortization of unearned compensation     -         -         -          -          -         25        25

       Balance at March 31, 1998 (unaudited)  $3,045   $19,769   $18,305     $1,915    ($4,724)      ($738)  $37,572

       The accompanying notes are an integral part of these statements.



                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   Unaudited

                                                                          For the Three Months Ended
                                                                                 March 31
                                                                            1998         1997


        Cash flows from operating activities:
         Net Income                                                         $1,233        $1,135
         Adjustments to reconcile net income to net cash
          provided by operating activities:
           Depreciation                                                        187           199
           Premium amortization on investment securities                        24            31
           Discount accretion on investment securities                         (40)          (36)
           Provision for possible loan losses                                  365           193
           Securities gains, net                                              (299)         (111)
           Principal loss (gain) on sales of mortgage loans                     25           (20)
           (Gain) Loss on sale of premises and equipment                       (24)            3
           Loan charge-offs, net of recoveries                                (363)         (232)
           Increase in interest receivable                                     (33)         (222)
           Increase in interest payable                                        175           148
           Decrease in unearned discount                                       (12)          (48)
           Increase in prepaid and other assets                                (85)         (387)
           Increase (Decrease) in accrued expenses and other liabilities       353          (217)
          Other, net                                                            29           106
        Net cash provided by operating activities                           $1,535          $542


        Cash flows from investing activities:
         Proceeds from sales of investment securities available for sale       420         3,458
         Proceeds from maturities of investment securities held to maturity  2,206         2,600
         Proceeds from maturities of investment securities available for sale2,257         4,727
         Purchase of investment securities held to maturity                      0          (140)
         Purchase of investment securities available for sale               (2,444)       (7,450)
         Net increase in loans                                              (7,644)       (6,718)
         Proceeds from sale of mortgage loans                                3,904         1,990
         Capital expenditures                                                 (123)         (153)
         Proceeds from sales of premises and equipment                         173             3
        Net cash used in investing activities                               (1,251)       (1,683)

        Cash flows from financing activities:
         Net increase in demand deposits,
          NOW accounts and savings accounts                                 11,395         1,807
         Net decrease in certificates of deposit                              (716)       (2,025)
         Dividends                                                          (2,284)         (377)
         Common stock issued under stock option plans                           44            20
         Purchase of treasury shares                                             0          (432)
         Net (decrease) increase in other borrowings                        (8,315)        3,019
        Net cash provided by financing activities                              124         2,012


        Increase in cash and cash equivalents                                  408           871

        Cash and cash equivalents as of January 1                           11,112        10,521


        Cash and cash equivalents as of March 31                           $11,520       $11,392

        The accompanying notes are an integral part of these statements.




               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


    Note 1 - Basis of Presentation

         The consolidated balance sheets as of March 31, 1998 and December 31, 1997, the consolidated statements of income for the three-month periods ended March 31, 1998 and 1997, the consolidated statements of changes in shareholders' equity as of December 31, 1997 and March 31, 1998 and the consolidated statements of cash flows for the three-month periods ended March 31, 1998 and 1997 have been prepared by the Corporation, without audit where indicated. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 1998, and for all periods presented have been made.

         The consolidated financial statements include the accounts of Franklin Financial Services Corporation (the Corporation), and its wholly-owned subsidiary, Farmers and Merchants Trust Company of Chambersburg, a commercial bank (the Bank). All significant intercompany transactions and account balances have been eliminated.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Corporation's 1997 Annual Report. The results of operations for the period ended March 31, 1998, are not necessarily indicative of the operating results for the full year.

         For purposes of reporting cash flows, cash and cash equivalents include Cash and due from banks, Interest-bearing deposits in other banks and Federal funds sold. Generally, Federal funds are purchased and sold for one-day periods. Supplemental disclosures of cash flows information are as follows:

    Cash paid for three months ended March 31:   1998        1997

    Interest paid on deposits and
         other borrowed funds . . . . .        $2,941,000  $2,705,000
    Income taxes paid                          $  120,000  $    -

         Earnings per share is computed based on the weighted average number of shares outstanding during each quarter, adjusted retroactively for stock splits and dividends. Adjustments for 1997 resulted from a 3 for 2 stock split issued in the form of a 50% stock dividend declared on November 13, 1997, and distributed on February 3, 1998, to shareholders of record on January 13, 1998. A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

                                            For the quarter ended
                                                   March 31
                                             1998           1997
    (Amounts in thousands)
    Weighted average shares
         outstanding (basic)                2,728          2,759

    Impact of common stock equivalents         28             28

    Weighted average shares
         outstanding (diluted)              2,756          2,787


        Note 2. Capital Adequacy

        Quantitative measures established by regulation to ensure capital adequacy require financial institutions to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. The Capital ratios of the Corporation and its bank subsidiary are as follows:

                                                           As of March 31, 1997 (unaudited)
                                                                                      To be well
                                                                                   Capitalized Under
                                                                  For Capital      Prompt Corrective
                                              Actual             Adequacy Purposes Action Provisions
        (Amounts in thousands)                Amount    Ratio      Amount  Ratio    Amount    Ratio


        Total Capital (to Risk Weighted Assets)
        Corporation                           $36,794    15.03%    $19,582  8.00%   $24,478    10.00%
        Bank                                   32,528    13.47%     19,323  8.00%    24,154    10.00%

        Tier I Capital (to Risk Weighted Assets)
        Corporation                           $33,731    13.78%     $9,791  4.00%   $14,687     6.00%
        Bank                                   29,505    12.22%      9,661  4.00%    14,492     6.00%

        Tier I Capital (to Average Assets)
        Corporation                           $33,731     9.57%    $14,093  4.00%   $17,616     5.00%
        Bank                                   29,505     8.48%     13,924  4.00%    17,406     5.00%








       Note 3 - Investment Securities

       Amortized cost and estimated market values of investment securities as of March 31, 1998 (unaudited), and December 31, 1997, were as follows (amounts in thousands):

                     Held to Maturity

                                                                    March 31                       December 31
                                                                     1998                              1997

                                                                              Estimated                      Estimated
                                                            Amortized          Market           Amortized     Market
                                                              Cost              Value             Cost         Value

       U.S. Treasury securities and obligations
         of U.S. Government agencies & corporations           $1,025            $1,033            $1,030       $1,039
       Obligations of state and political subdivisions        13,423            13,631            15,025       15,244
       Corporate debt securities                               2,287             2,296             2,343        2,348
       Mortgage - backed securities                            7,446             7,484             7,989        8,007
                                                              24,181            24,444            26,387       26,638
       Other                                                   1,392             1,392             1,392        1,392
                                                             $25,573           $25,836           $27,779       28,030



                    Available for sale

                                                                     March 31                        December 31
                                                                       1998                             1997

                                                                              Estimated                      Estimated
                                                            Amortized          Market           Amortized     Market
                                                              Cost              Value             Cost         Value


       Equity securities                                      $1,929            $3,920            $1,588       $3,638
       U.S. Treasury securities and obligations
         of U.S. Government agencies & corporations           19,471            19,654            20,967       21,136
       Obligations of state and political subdivisions        14,934            15,585            14,926       15,600
       Corporate debt securities                               5,027             5,075             4,029        4,080
       Mortgage - backed securities                           15,092            15,121            14,877       14,865
                                                             $56,453           $59,355           $56,387      $59,319


       Interest income and dividends received on investment securities for the three months ended March 31, 1998 and 1997 are as follows (amounts in thousands):

                                                                Three Months
                                                                1998     1997
                                                                 (Unaudited)

       U.S. Government Obligations                               $68      $73
       Obligations of U.S. Government
         Agencies and Corporations                               575      732
       Obligations of States and
       Political Subdivisions                                    383      262
       Other Securities, primariy
         Notes and Debentures                                    146      190
       Common Stock                                               47       35
                                                              $1,219   $1,292





       Note 4 - Deposits

       Deposits are summarized as follows (amounts in thousands):

                                                      March 31         December 31
                                                        1998              1997
                                                     (Unaudited)

       Demand                                            $40,722          $37,591
       Savings
         Interest-bearing checking                        32,095           32,770
         Money Market Accounts                            49,551           40,836
         Passbook and Statement Savings                   39,756           39,532
                                                        $121,402         $113,138


       Time
         Deposits of $100,000 and over                    17,233           17,739
         Other Time Deposits                             105,877          106,087
                                                         123,110          123,826
                  Total Deposits                        $285,234         $274,555



    NOTE 5 - Comprehensive Income

         Effective January 1, 1998, the Corporation adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" which requires disclosure of all changes in equity that result from transactions and other economic events of the period other than transactions with owners. Comprehensive income is defined as the total of net income and all other nonowner changes in equity. Reclassification of financial statements for earlier periods that are presented for comparative purposes is required. For the Corporation, total comprehensive income consists of net income plus the net unrealized gains or losses on available for sale investment securities. Total comprehensive income for the quarters ended March 31, 1998 and 1997 was $1.2 million and $.8 million, respectively, net of tax.




    NOTE 6 - Stock Repurchase Plan

         On March 5, 1998, the Board of Directors authorized the repurchase of up to 50,000 shares of the Corporation's $1.00 par value common stock, representing approximately 1.79% of such shares then issued and outstanding. The repurchases are authorized to be made from time to time during the next 12 months in open market or privately negotiated transactions. The repurchased shares will be held as treasury shares available for issuance in connection with future stock dividends and stock splits, employee benefit plans, executive compensation plans, and for issuance under the Dividend Reinvestment Plan and other corporate purposes.

         During the first quarter of 1998 there were no common stock repurchase transactions under the above stock repurchase plan or under the stock repurchase plan that was authorized in March 1997 and expired in March 1998.




    NOTE 7 - Recent Accounting Pronouncements

         On March 4, 1998, the American Institute of Certified Public Accountants issued Statement of Position, (SOP) 98-1, "Accounting for the Costs of Computed Software Developed or Obtained for Internal Use." This Statement provides guidelines on accounting for the costs of computer software developed or obtained for internal use and is effective for financial statements for fiscal years beginning after December 15, 1998. Adoption of this Statement is not expected to have a significant impact on the Corporation's financial condition or results of operations.



                 Management's Discussion and Analysis
             Results of Operations and Financial Condition
                      for the Three Months Periods
                          Ended March 31, 1998


    Part 1, Item 2

    Results of Operations

         The Corporation reported earnings of $1,233,000 for the first quarter ended March 31, 1998, versus $1,135,000 for the same quarter in 1997, reflecting an increase of 8.6%. Basic earnings per share for the quarter increased 9.8% to $.45 from $.41, for the first quarter of 1997. Per share earnings are weighted to reflect the impact of the stock repurchase program. Book value per share equaled $13.40 at March 31, 1998 compared to $12.63 at March 31, 1997. Per share information for 1997 has been adjusted to reflect a 3 for 2 stock split issued in the form of a 50% stock dividend distributed to shareholders on February 3, 1998.

         The Corporation's annualized return on average assets (ROA) and return on average equity (ROE) for the first quarter of 1998 were 1.41% and 13.54%, respectively, compared to 1.37% and 12.98%, respectively, for the first quarter of 1997.

         Net interest income showed marginal improvement for the quarter ended March 31, 1998, reaching $3.6 million compared to $3.5 million for the same quarter one year earlier. Despite an $83,000 improvement in net interest income quarter over quarter, the Corporation's net interest margin on a tax-equivalent basis narrowed to 4.62% for the first quarter of 1998 from 4.67% for the first quarter of 1997. The higher cost of interest-bearing liabilities (up 21 basis points to 4.62% from 4.41%) outweighed the improvement in the rate of return (up 8 basis points to 8.42% from 8.34%) recorded on interest earning assets for the first quarter ended March 31, 1998, versus the first quarter ended March 31, 1997 and resulted in some shrinkage in net interest margin. Increased volume rather than higher rates was primarily responsible for the improvement in interest income to $6.7 million for the first quarter of 1998 from $6.4 million for the same quarter in 1997. Increased volume and higher rates combined accounted for the increase in interest expense to $3.1 million for the first quarter of 1998 from $2.9 million for the same quarter in 1997. The growth in interest expense for the first quarter of 1998 over the first quarter of 1997 was driven largely by a new money market deposit product introduced in the second quarter of 1997.

         As discussed in the Corporation's 1997 Annual Report, the only market risk exposure for the Corporation is its normal business operations in interest rate risk. For the quarter ended March 31, 1998, the Corporation's interest rate risk remained substantially unchanged from December 31, 1997.

         The Corporation expensed $365,000 for possible loan losses in the first quarter of 1998 compared to $193,000 in the first quarter of 1997. The higher provision was required to offset an increase in net charge-offs of $130,000 to $363,000 for the first quarter of 1998 compared to $232,000 for the first quarter of 1997 and to maintain the adequacy of the allowance for possible loan losses.

         Total noninterest income excluding net securities gains recorded an increase of $92,000, or 10.4% to $975,000 for the three months ended March 31, 1998, compared to $883,000 for the three months ended March 31, 1997. Trust fees increased $138,000, or 40.7%, to $477,000 for the first quarter of 1998 compared to $339,000 for the same quarter one year earlier and were largely due to a 38.6% increase in the market value of trust assets under management. A strong economy as well as new business contributed to the growth in trust assets.

         Net securities gains equaled $299,000 for the three months ended March 31, 1998, compared to $111,000 for the three months ended March 31, 1997 and came entirely from the Corporation's available for sale equities portfolio. The gains realized in the first quarter of 1998 offset the additional loan loss provision recorded and the write down of recently purchased real estate that is scheduled for demolition. The Corporation is in the planning stages for a future expansion of its headquarters and accordingly, has plans to demolish some adjacent properties.

         Total noninterest expense recorded a marginal increase of $100,000, or 3.6%, to $2.9 million for the first quarter of 1998 compared to $2.8 million for the same quarter in 1997. Salaries and benefits expense decreased $44,000, or 2.8%, to $1.52 million for the three months ended March 31, 1998 compared to $1.56 million for the three months ended March 31, 1997. Salaries expense grew $54,000, or 4.5%, to $1.24 million for the quarter ended March 31, 1998, from $1.18 million for the same period in 1997 and reflects general merit increases and higher commissions and incentives paid quarter over quarter. The increase in salaries expense was more than offset by a decrease in the cost of employee benefits. Benefits expense decreased $102,000, or 26.8%, to $278,000 for the first quarter of 1998 from $379,000 for the first quarter of 1997 primarily the result of a $110,000 swing from net periodic pension expense to net periodic pension income. The Corporation's pension plan is over-funded and, as a result, the Corporation will realize a credit to its pension expense in 1998 that is expected to total approximately $500,000 for the year. Other expense recorded an increase of $143,000, or 16.5%, to $1.0 million for the first quarter of 1998 compared to $864,000 for the first quarter of 1997 due to the net impact of a combination of various expenses. Postage expense (up $30,000), software expense (up $29,000), loan collection expense (up $16,000), expense associated with the acquisition of property ($103,000) targeted for future demolition in a planned headquarter's expansion and the timing of FDIC insurance expense (up $11,000) were the primary contributors to the increase in other expense. Offsetting these increases was a decrease of $40,000 in stationary and supplies expense.

         As reported in the Corporation's 1997 Annual Report, management has determined that Year 2000 issues will impact daily business operations and has developed and implemented a comprehensive plan to evaluate all of its data processing systems, software programs and providers to ensure their readiness for the Year 2000. The process which began in early 1997 has resulted in over 30% of the software programs and data processing systems achieving Year 2000 compliance as of March 31, 1998. Management expects that by December 31, 1998, over 90% of its software programs and data processing systems will be Year 2000 compliant with the remaining 10% compliant by mid-1999.

         In addition to evaluating the Corporation's Year 2000 readiness, management has also established a process to manage the Year 2000 risks posed by its customers. As part of the process currently underway, significant customers have been identified and evaluated for Year 2000 preparedness. Personal contact has been or will be made with identified, primarily commercial, customers to assess their risk to the Corporation. After assessment has been completed, where Year 2000 issues exist, appropriate communication with the customer will be established to manage and mitigate potential Year 2000-related risk to the Corporation. Management expects that individual customer assessments and follow-up communication will be substantially complete by the end of the third quarter of 1998.

         Costs associated with Year 2000 readiness have not been and are not expected to be significant in any one year.

         Federal income tax expense for the first quarter ended March 31, 1998, totaled $394,000 compared to $401,000 for the same period ended March 31, 1997. The Corporation's effective tax rate for the quarter ended March 31, 1998 was 24.2% versus 26.1% a year earlier. The decrease in the effective tax rate quarter versus quarter is due primarily to an increase in tax-free income relative to pre-tax income.

    Financial Condition

         Total assets grew $1.8 million to $355.6 million at March
    31, 1998, from $353.9 million at December 31, 1997. Most of the asset growth in the first quarter of 1998 was recorded in earning assets which increased $1.6 million to $330.2 million at March
    31, 1998 from $328.6 million at December 31, 1997. Earning assets represented 92.8% of total assets at March 31, 1998 and December 31, 1997. Proceeds from the sale of available-for-sale securities in the first quarter of 1998 totaled $420,000 and included gains of $299,000. Despite the sale of some available-for-sale equity securities in the first quarter of 1998, the market value of available-for-sale securities remained stable at $59.3 million at March 31, 1998 and December 31, 1997. Net unrealized gains on available-for-sale securities equaled $1.9 million at March 31, 1998.
    Net loans grew $3.7 million, or 1.5%, to $244.9 million at March 31, 1998, from $241.2 million at December 31, 1997, despite the sale of approximately $4.0 million in mortgage loans to the secondary market, primarily Federal National Mortgage Association (FNMA). Commercial and mortgage loan activity was robust during the first quarter of 1998 due to the strong economy and the low interest rate environment.
    Consumer loan volume remained steady and reflects the implementation of tighter consumer underwriting standards instituted in 1997 and the improved lending skills of our lending staff, a result of an extensive lending training program provided in 1997 and completed in the spring of 1998.

         Net charge-offs for the first quarter of 1998 totaled $363,000 and were primarily from the consumer loan portfolio. As discussed in the Corporation's 1997 Annual Report, personal bankruptcies of loan customers have had an adverse impact on the Corporation and continued into the first quarter of 1998. The consumer loan portfolio was responsible for 66.0% of the total net charge-offs for the three months ended March 31, 1998, versus 91.4% for the three months ended March 31, 1997. Management anticipates that the level of net charge-offs recorded after the first quarter of 1998 will decline as the year progresses. The annualized ratio of net charge-offs to average loans was .60% at March 31, 1998, compared to .29% at December 31, 1997 and .43% at March 31, 1997.

         Nonperforming loans increased $192,000 to $1.9 million at March 31, 1998 versus $1.7 million at December 31, 1997.
    Included in nonperforming loans at March 31, 1998 were nonaccrual loans totaling $1.8 million and loans past due more than ninety days totaling $126,000 compared to $1.1 million and $564,000, respectively, at December 31, 1997. The Corporation recorded other real estate owned totaling $133,000 at March 31, 1998, versus $185,000 at year-end 1997. Nonperforming assets represented .58% of total assets at March 31, 1998, up from .54% at December 31, 1997.

         The allowance for possible loan losses totaled $3.3 million at March 31, 1998, and December 31, 1997, and represented 1.34% and 1.35%, respectively, of total loans. The allowance provided coverage for nonperforming loans of 1.7 times at March 31, 1998, compared to 1.9 times at December 31, 1997.

         Total deposits grew $10.7 million, or 3.8%, to $285.2 million at March 31, 1998, from $274.5 million at December 31, 1997. Savings and interest checking realized most of the growth with an increase of $8.2 million followed by noninterest bearing demand which increased $3.1 million offset by a decrease in time deposits of $.7 million. The Corporation has attracted new deposit dollars with its new Money Management Account introduced in the spring of 1997. This new deposit has continued to attract deposit dollars into 1998 and is largely responsible for the growth in deposits in the first quarter of 1998. As a result of the deposit growth in the first quarter of 1998, the Corporation reduced its other borrowings $8.7 million to $12.6 million at March 31, 1998 from $21.4 million at December 31, 1997. Other borrowings represent short and long-term borrowings from the Federal Home Loan Bank of Pittsburgh(FHLB).

         Unemployment in the Franklin County area remained low at just over 4%. The local economy is strong and continues to be fairly well diversified.

    Liquidity

         The Corporation's liquidity position (net cash, short-term and marketable assets divided by net deposits and short-term liabilities) was 20.3% at March 31, 1998. The Corporation actively sells mortgage loans to the secondary market (primarily
    FNMA) and looks to its borrowing ability with FHLB to satisfy any liquidity needs. The Corporation sold approximately $4.0 million mortgage loans to FNMA during the first quarter of 1998 and had advances outstanding with FHLB totaling $12,645,000. The Corporation's maximum borrowing capacity with FHLB equals $82,000,000. Management believes that liquidity is adequate to meet the borrowing and deposit withdrawal needs of its customers.

    Capital Adequacy

         Total shareholders' equity increased $1.3 million to $37.6 million at March 31, 1998, from $36.3 million at December 31, 1997, primarily as a result of earnings retention from the first quarter of 1998. As reported in the Corporation's 1997 Annual Report, in November 1997, the Board of Directors approved a 3 for 2 stock split issued in the form of a 50% stock dividend to shareholders of record at the close of business on January 13, 1998. The common stock certificates from this stock dividend were distributed to shareholders on February 3, 1998.

         In addition to the 50% stock dividend, the Board of Directors also approved a special cash dividend of $1.00 per share ($.66 per share adjusted for the 50% Stock Dividend) and a $.15 per share first quarter cash dividend in November 1997. Both of these cash dividends were reflected in the December 31, 1997 financial statements but were paid to shareholders in January and February 1998, respectively. Cash dividends paid to shareholders in the first quarter of 1998 totaled $2.3 million and compare with $377,000 paid in the first quarter of 1997.

         Capital adequacy is currently defined by banking regulatory agencies through the use of several minimum required ratios. At March 31, 1998 the Corporation was determined to be well capitalized as defined by the banking regulatory agencies. The Corporation's leverage ratio, Tier I and Tier II risk-based capital ratios at March 31, 1998, were 9.57%, 13.78% and 15.03%, respectively.
PART II - OTHER INFORMATION

    Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits
              None

         (b) Reports on Form 8-K
              A Form 8-K dated March 6, 1998 was filed in connection with a stock repurchase program.



             FRANKLIN FINANCIAL SERVICES CORPORATION and SUBSIDIARY

    SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             Franklin Financial Services Corporation


       May 13, 1998          /s/ William E. Snell, Jr.

                              William E. Snell Jr.
                              President and Chief Executive Officer




       May 13, 1998          /s/ Elaine G. Meyers
                              Elaine G. Meyers
                              Treasurer and Chief Financial Officer