Form 10-Q
period 1998-06-30
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 1998-08-13
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
             WASHINGTON, DC 20549
                  FORM 10-Q

(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

There were 1,909,704 outstanding shares of the Registrant's common stock as of August 3, 1998.


                                    INDEX


Page
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Condensed Consolidated Balance Sheets
as of June 30, 1998 (Unaudited) and
December 31, 1997

Condensed Consolidated Statements of
Income for the Three and Six Months
ended June 30, 1998 and 1997 (unaudited)

Condensed Consolidated Statements of
Changes in Shareholders' Equity for the
Twelve and Six Months ended December 31,
1997 and June 30, 1998 (unaudited)

Condensed Consolidated Statements of Cash
Flows for the Six Months Ended June 30,
1998 and 1997 (unaudited)

Notes to Condensed Consolidated Financial
Statements (unaudited)

Item 2 - Management's Discussion and Analysis of
Financial Condition and Results of Operations


PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security
Holders

Item 6 - Exhibits and Reports on Form 8-K

SIGNATURE PAGE


                             CONSOLIDATED BALANCE SHEETS
                               (Amounts in Thousands)

                                                                                            June 30       December 31
                                                                                             1998            1997
                                                                                          -----------     ------------
                                                                                          (unaudited)
                                       ASSETS

    Cash and due from banks                                                                  $11,086          $10,863
    Interest bearing deposits in other banks                                                   5,986              249
    Investment securities held to maturity (Market value of $ 24,411and $28,030 at
      June 30, 1998 and December 31, 1997 respectively) (Note 3)                              24,162           27,779
    Investment securities available for sale (Note 3)                                         62,452           59,319
    Loans, net                                                                               247,641          241,244
    Premises and equipment, net                                                                5,788            5,907
    Other assets                                                                               8,571            8,504
                                                                                          -----------     ------------
    Total Assets                                                                            $365,686         $353,865
                                                                                          ===========     ============


                        LIABILITIES AND SHAREHOLDERS' EQUITY
    Deposits: (Note 4)
      Demand (non-interest bearing)                                                          $41,470          $37,591
      Savings and Interest checking                                                          126,660          113,138
      Time                                                                                   124,181          123,826
                                                                                          -----------     ------------
    Total Deposits                                                                           292,311          274,555

    Securities sold under agreements to repurchase                                            19,892           16,075
    Other borrowings                                                                          11,901           21,434
    Other liabilities                                                                          3,179            5,496
                                                                                          -----------     ------------
    Total Liabilities                                                                        327,283          317,560


    Commitments and Contingencies                                                              -               -


    Shareholders' equity:
    Common stock $1 par value per share, 5,000 shares authorized with 3,045  shares issued and 2,798 and 2,795 shares
      outstanding at June 30,1998 and December 31,1997,respectively.                           3,045            3,045
    Capital stock without par value, 5,000 shares authorized
      with no shares issued or outstanding                                                     -               -
    Additional paid in capital                                                                19,772           19,761
    Retained earnings                                                                         19,128           17,087
    Net unrealized gain on securities                                                          1,862            1,935
    Treasury stock (Note 6)                                                                   (4,709)          (4,760)
    Unearned compensation                                                                       (713)            (763)
                                                                                          -----------     ------------
    Total shareholders' equity                                                                38,385           36,305
                                                                                          -----------     ------------

    Total Liabilities and Shareholders' Equity                                              $365,668         $353,865
                                                                                          ===========     ============

    The accompanying notes are an integral part of these statements



     CONSOLIDATED STATEMENTS OF INCOME
    (amounts in thousands, except per share)
    (Unaudited)
                                                                 For the Three Months Ended  For the Six Months Ended
                                                                         June 30                    June 30
                                                                    1998          1997           1998           1997
                                                                 ------------------------    --------------------------
    INTEREST INCOME
      Interest on loans                                             $5,460        $5,228         $10,966       $10,302
      Interest on deposits in other banks                               59             4              63            21
      Interest and dividends on investments (Note 3)                 1,211         1,298           2,430         2,590
                                                                 ----------    ----------    ------------    ----------
        Total interest income                                        6,730         6,530          13,459        12,913
                                                                 ----------    ----------    ------------    ----------
    INTEREST EXPENSE
      Interest on deposits                                           2,741         2,488           5,406         4,915
      Interest on securities sold under agreements to
        repurchase and other borrowings                                447           503             898           929
                                                                 ----------    ----------    ------------    ----------
              Total interest expense                                 3,188         2,991           6,304         5,844
                                                                 ----------    ----------    ------------    ----------
      Net interest income                                            3,542         3,539           7,155         7,069

    Provision for possible loan losses                                 190           192             555           385
                                                                 ----------    ----------    ------------    ----------
    Net-interest income after provision
      for possible loan losses                                       3,352         3,347           6,600         6,684
                                                                 ----------    ----------    ------------    ----------
    NONINTEREST INCOME
      Trust fees                                                       411           329             888           668
      Service charges, commissions and fees                            627           533           1,105         1,038
      Other                                                             42             9              62            48
      Securities gains                                                 196            93             495           204
                                                                 ----------    ----------    ------------    ----------
        Total noninterest income                                     1,276           964           2,550         1,958
                                                                 ----------    ----------    ------------    ----------
    NONINTEREST EXPENSE
      Salaries and benefits                                          1,455         1,573           2,975         3,137
      Net occupancy expense                                            156           152             308           315
      Furniture and equipment expense                                  176           175             392           379
      Other                                                          1,224           884           2,231         1,748
                                                                 ----------    ----------    ------------    ----------
        Total noninterest expense                                    3,011         2,784           5,906         5,579
                                                                 ----------    ----------    ------------    ----------

    Income before Federal income taxes                               1,617         1,527           3,244         3,063
                                                                 ----------    ----------    ------------    ----------
    Federal income tax expense                                         375           344             769           745
                                                                 ----------    ----------    ------------    ----------
        Net income                                                  $1,242        $1,183          $2,475        $2,318
                                                                 ==========    ==========    ============    ==========

        Basic earnings per share                                     $0.46         $0.43           $0.91         $0.84
        'Weighted average shares outstanding (000's)                 2,729         2,741           2,728         2,750

        Diluted earnings per share                                   $0.45         $0.43           $0.89         $0.83
        'Weighted average shares outstanding (000's)                 2,768         2,770           2,767         2,779

    The accompanying notes are an integral part of these statements.

    Earnings per share for 1997 have been adjusted to reflect a 3 for 2 stock split issued in the form of a 50% stock dividend distributed on February 3, 1998.






   CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY for the year ended December 31, 1997 and the Six Months ended June 30, 1998
   (Amounts in thousands, except per share )

                                                                        Net
                                                 Additional          Unrealized
                                        Common    Paid-in  Retained  Gain/(Loss) Treasury   Unearned
                                         Stock    Capital  Earnings  on Securitie  Stock   Compensation  Total
                                       --------- --------- --------- ----------  --------- ----------- ---------


   Balance at December 31, 1996          $2,030   $19,745   $17,590       $613    ($3,830)      ($807)  $35,341


     Net Income                                -         -    4,363           -          -           -    4,363
                                               -         -                    -          -           -
     Cash dividends paid, $.56 per share       -         -   (1,571)          -          -           -   (1,571)

     Cash dividends declared, not paid
     $ .81 per share                           -         -   (2,280)          -          -           -   (2,280)

     50% stock split                      1,015          -   (1,015)          -          -           -        0

     Common stock issued under stock
       option plans                            -       27          -          -        294           -      321

     Change in net unrealized gain
       on securities                           -         -         -        1,322        -           -    1,322

   Restricted stock issued under long-term
     incentive compensation plan               -      (11)         -          -        60         (73)      (24)

   Acquisition of treasury stock at cost       -         -         -          -    (1,284)           -   (1,284)

     Amortization of unearned compensation     -         -         -          -          -        117       117
                                       --------- --------- --------- ----------  --------- ----------- ---------
   Balance at December 31, 1997           3,045    19,761    17,087      1,935     (4,760)       (763)   36,305
                                       --------- --------- --------- ----------  --------- ----------- ---------

     Net income                                -         -    2,475           -          -           -    2,475

     Cash dividends declared, $.15 per share   -         -     (420)          -          -           -     (420)

     Cash in lieu of fractional shares
       on 50% stock split                      -         -      (14)          -          -           -      (14)

     Common stock issued under stock
       option plans                            -       11          -          -        51            -       62

     Change in net unrealized gain
     on securities                             -         -         -       (73)          -           -      (73)

     Amortization of unearned compensation     -         -         -          -          -         50        50
                                       --------- --------- --------- ----------  --------- ----------- ---------
   Balance at June 30, 1998 (unaudited)  $3,045   $19,772   $19,128     $1,862    ($4,709)      ($713)  $38,385
                                       ========= ========= ========= ==========  ========= =========== =========
   The accompanying notes are an integral part of these statements.





                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Amounts in Thousands)
                              (Unaudited)

                                                                      For the Six Months Ended
                                                                              June 30
                                                                        1998         1997
                                                                      ---------    ----------

    Cash flows from operating activities:
     Net Income                                                         $2,475        $2,318
     Adjustments to reconcile net income to net cash
      provided by operating activities:
       Depreciation                                                        375           391
       Premium amortization on investment securities                        49            60
       Discount accretion on investment securities                         (70)          (76)
       Provision for possible loan losses                                  555           385
       Securities gains, net                                              (495)         (204)
       Principal loss (gain) on sales of mortgage loans                     37           (21)
       Loss on sale of premises and equipment                              294            37
       Loan charge-offs, net of recoveries                                (534)         (345)
       Decrease (increase) in interest receivable                           89          (145)
       Increase in interest payable                                        201           164
       Decrease in unearned discount                                       (21)          (77)
       (Increase) decrease in prepaid and other assets                    (256)           46
       Decrease in accrued expenses and other liabilities                 (101)         (211)
      Other, net                                                            79            59
                                                                      ---------    ----------
    Net cash provided by operating activities                           $2,677        $2,381
                                                                      ---------    ----------

    Cash flows from investing activities:
     Proceeds from sales of investment securities available for sale       726         3,581
     Proceeds from maturities of investment securities held to maturity  3,645         4,354
     Proceeds from maturities of investment securities available for sale7,687         6,500
     Purchase of investment securities held to maturity                    (28)         (364)
     Purchase of investment securities available for sale              (11,162)      (14,782)
     Net increase in loans                                             (19,792)      (17,641)
     Proceeds from sale of mortgage loans                               13,359         4,822
     Capital expenditures                                                 (758)         (173)
     Proceeds from sales of premises and equipment                         207           132
                                                                      ---------    ----------
    Net cash used in investing activities                               (6,116)      (13,571)
                                                                      ---------    ----------
    Cash flows from financing activities:
     Net increase in demand deposits,
      NOW accounts and savings accounts                                 18,747         7,938
     Net increase (decrease) in certificates of deposit                    355        (6,403)
     Dividends                                                          (2,703)         (752)
     Common stock issued under stock option plans                           62           122
     Purchase of treasury shares                                             0          (769)
     Net (decrease) increase in other borrowings                        (7,062)       13,456
                                                                      ---------    ----------
    Net cash provided by financing activities                            9,399        13,592
                                                                      ---------    ----------

    Increase in cash and cash equivalents                                5,960         2,402

    Cash and cash equivalents as of January 1                           11,112        10,521
                                                                      ---------    ----------

    Cash and cash equivalents as of June 30                            $17,072       $12,923
                                                                      =========    ==========
    The accompanying notes are an integral part of these statements.



Note 1 - Basis of Presentation

The consolidated balance sheets as of June 30, 1998 and December 31, 1997, the consolidated statements of income for the three and six month periods ended June 30, 1998 and 1997, the consolidated statements of changes in shareholders' equity as of December 31, 1997 and June 30, 1998 and the consolidated statements of cash flows for the six month periods ended June 30, 1998 and 1997 have been prepared by the Corporation, without audit where indicated. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 1998, and for all periods presented have been made. Certain prior year amounts have been reclassified to be consistent with the current year's reporting.

The consolidated financial statements include the accounts of Franklin Financial Services Corporation (the Corporation), and its wholly-owned subsidiary, Farmers and Merchants Trust Company of Chambersburg. All significant intercompany transactions and account balances have been eliminated.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Corporation's 1997 Annual Report. The results of operations for the period ended June 30, 1998, are not necessarily indicative of the operating results for the full year.

For purposes of reporting cash flows, cash and cash equivalents include cash, due from banks, and federal funds sold.
Generally, Federal funds are purchased and sold for one-day periods. Supplemental disclosures of cash flows information are as follows:

Cash paid for six months ended June 30:    1998            1997

Interest paid on deposits and
other borrowed funds                   $6,103,000    $5,680,000
Income taxes paid                      $  425,000    $  350,000

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

                                       For the quarter ended
                                            June 30
                                       1998           1997
(Amounts in thousands)
Weighted average shares
outstanding (basic)                    2,729          2,741

Impact of common stock equivalents         39            29
                                       ------         ------
Weighted average shares
outstanding (diluted)                   2,768          2,770
                                       ======         ======


                                      For the six months ended
                                               June 30
                                         1998           1997
(Amounts in thousands)
Weighted average shares
outstanding (basic)                     2,728          2,750

Impact of common stock equivalents         39             29
                                        ------         ------
Weighted average shares
outstanding (diluted)                   2,767          2,779
                                        ======         ======




    Note 2. Capital Adequacy

    Quantitative measures established by regulation to ensure capital adequacy require financial institutions to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets.  The Capital ratios of the Corporation and its bank subsidiary are as follows:

                                                        As of June 30, 1998 (unaudited)
                                         --------------------------------------------------------
                                                                                  To be well
                                                                               Capitalized Under
                                                              For Capital      Prompt Corrective
                                              Actual         Adequacy Purposes Action Provisions
                                         ------------------   ---------------  ------------------
    (Amounts in thousands)                Amount    Ratio      Amount  Ratio    Amount    Ratio
                                         ------------------   ---------------  ------------------

    Total Capital (to Risk Weighted Assets)
    ----------------------------------
    Corporation                           $37,772    15.06%    $20,069  8.00%   $25,086    10.00%
    Bank                                   33,545    13.53%     19,833  8.00%    24,791    10.00%

    Tier I Capital (to Risk Weighted Assets)
    ----------------------------------
    Corporation                           $34,634    13.81%    $10,035  4.00%   $15,052     6.00%
    Bank                                   30,443    12.28%      9,916  4.00%    14,875     6.00%

    Tier I Capital (to Average Assets)
    ----------------------------------
    Corporation                           $34,634     9.61%    $14,409  4.00%   $18,011     5.00%
    Bank                                   30,443     8.58%     14,188  4.00%    17,735     5.00%





    Note 3 - Investment Securities

    Amortized cost and estimated market values of investment securities as of June 30, 1998 (unaudited), and December 31, 1997,  were as follows (amounts in thousands):

                  Held to Maturity
    --------------------------------------------
                                                                  June 30                            December 31
                                                                    1998                                1997
                                                         ---------------------------         ---------------------------
                                                                           Estimated                           Estimated
                                                         Amortized          Market           Amortized          Market
                                                           Cost              Value             Cost              Value
                                                         ---------         ---------         ---------         ---------

    U.S. Treasury securities and obligations
      of U.S. Government agencies & corporations           $1,020            $1,028            $1,030            $1,039
    Obligations of state and political subdivisions        13,278            13,465            15,025            15,244
    Corporate debt securities                               1,984             1,994             2,343             2,348
    Mortgage - backed securities                            6,460             6,504             7,989             8,007
                                                         ---------         ---------         ---------         ---------
                                                           22,742            22,991            26,387            26,638
    Other                                                   1,420             1,420             1,392             1,392
                                                         ---------         ---------         ---------         ---------
                                                          $24,162           $24,411           $27,779           $28,030
                                                         =========         =========         ==========        =========


                 Available for sale
    --------------------------------------------
                                                                  June 30                           December 31
                                                                    1998                                1997
                                                         ---------------------------         ---------------------------
                                                                           Estimated                           Estimated
                                                         Amortized          Market           Amortized          Market
                                                           Cost              Value             Cost              Value
                                                         ---------         ---------         ---------         ---------

    Equity securities                                      $1,936            $3,692            $1,588            $3,638
    U.S. Treasury securities and obligations
      of U.S. Government agencies & corporations           16,975            17,169            20,967            21,136
    Obligations of state and political subdivisions        16,410            17,199            14,926            15,600
    Corporate debt securities                               6,920             6,983             4,029             4,080
    Mortgage - backed securities                           17,391            17,409            14,877            14,865
                                                         ---------         ---------         ---------         ---------
                                                          $59,632           $62,452           $56,387           $59,319
                                                         =========         =========         =========         =========



    Interest income and dividends received on investment securities for the three and six months ended June  30, 1998 and 1997 are as follows (amounts in thousands):

                                                             Three Months                       Six Months
                                                           1998     1997                       1998     1997
                                                         ------------------                  ------------------
                                                         (Unaudited)                         (Unaudited)

    U.S. Government Obligations                               $68      $75                       $136     $148
    Obligations of U.S. Government
      Agencies and Corporations                               552      652                      1,127    1,384
    Obligations of States and
      Political Subdivisions                                  373      351                        756      613
    Other Securities, primariy
      Notes and Debentures                                    181      200                        327      390
    Common Stock                                               37       20                         84       55
                                                         ------------------                  ------------------
                                                           $1,211   $1,298                     $2,430   $2,590
                                                         ==================                  ==================




    Note 4 - Deposits

    Deposits are summarized as follows (amounts in thousands):

                                           June 30         December 31
                                            1998              1997
                                        -------------     -------------
                                         (Unaudited)

    Demand                                   $41,470           $37,591
    Savings
      Interest-bearing checking               38,208            32,770
      Money Market Accounts                   49,164            40,836
      Passbook and Statement Savings          39,288            39,532
                                        -------------     -------------
                                            $126,660          $113,138
                                        =============     =============

    Time
      Deposits of $100,000 and over           18,499            17,739
      Other Time Deposits                    105,682           106,087
                                        -------------     -------------
                                             124,181           123,826
                                        -------------     -------------
    Total Deposits                          $292,311          $274,555
                                        =============     =============


NOTE 5 - Comprehensive Income

Effective January 1, 1998, the Corporation adopted Statement of Financial Accounting Standards No. 130, "Reporting
Comprehensive Income" which requires disclosure of all changes in equity that result from transactions and other economic events of the period other than transactions with owners. Comprehensive income is defined as the total of net income and all other nonowner changes in equity. Reclassification of financial statements for earlier periods that are presented for comparative purposes is required. For the Corporation, total comprehensive income consists of net income plus the net change in unrealized gains or losses on available for sale investment securities. Total comprehensive income for the three and six months ended June 30, 1998 and 1997 was $1.2 million and $2.4 million, respectively, and $1.9 million and $2.7 million, respectively, net of tax.


NOTE 6 - Stock Repurchase Program

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

During the second quarter and six months ended June 30, 1998, there were no common stock repurchase transactions under the above stock repurchase plan or under the stock repurchase plan that was authorized in March 1997 and expired in March 1998.


NOTE 7 - Recent Accounting Pronouncements

On March 4, 1998, the American Institute of Certified Public Accountants issued Statement of Position, (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This Statement provides guidelines on accounting for the costs of computer software developed or obtained for internal use and is effective for financial statements for fiscal years beginning after December 15, 1998. Adoption of this Statement is not expected to have a significant impact on the Corporation's financial condition or results of operations.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting treatment.

The Statement is effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance. The Statement cannot be applied retroactively. No material financial statement impact is anticipated upon the adoption of Statement No. 133 in 2000

            Management's Discussion and Analysis of
         Results of Operations and Financial Condition
              for the Three and Six Month Periods
                  Ended June 30, 1998 and 1997



Part 1, Item 2

Results of Operations


Net income for the second quarter and six months ended June
30, 1998, was $1.24 million and $ 2.47 million, respectively, compared with $1.18 million and $2.32 million, respectively, for the same periods in 1997. Earnings per share grew 6.5% to $.46 for the second quarter of 1998 from $.43 for the second quarter of 1997. An increase in earnings per share of 8.3% to $.91 from $.84 was recorded for the first six months of 1998 compared with the same period one year earlier. Per share earnings are weighted to reflect the impact of the stock repurchase program. Book value per share equaled $13.72 at June 30, 1998, versus $13.06 at June 30 1997.

The Corporation's annualized return on average assets (ROA) and return on average equity(ROE) for the first six months of 1998 were 1.39% and 13.38%, respectively, compared to 1.38% and 13.14%, respectively for the same periods ended June 30, 1997

Net interest income for the second quarter of 1998 and 1997 remained steady at $3.5 million. Net interest income for the six months ended June 30, 1998, recorded modest improvement increasing $86,000 to $7.16 million compared to $7.07 million for the six months ended June 30, 1997. Average interest-earning assets during the six month period ended June 30, 1998, showed a 6.0% growth to $336.8 million with a yield of 8.29%, a 9 basis point decline compared to the same period in 1997. Average interest-bearing liabilities recorded a 4.4% growth to $276.4 million with a cost of 4.60%, a 15 basis point increase compared to the same period in 1997. The result was a decline in the net interest margin (tax-equivalent basis) to 4.52% at June 30, 1998, compared to 4.67% at June 30, 1997.

The Corporation expensed a provision for possible loan losses of $190,000 and $555,000, respectively for the second quarter and first six months of 1998 versus $192,000 and $385,000, respectively, for the same periods in 1997. The provision was increased primarily to cover loan charge-offs while maintaining the allowance for possible loan losses to total loan ratio at 1.3%.

Total noninterest income excluding net securities gains equaled $1.1 million and $2.1 million, respectively, for the quarter and six months ended June 30, 1998, compared to $871,000 and $1.7 million, respectively, for the same periods ended June 30, 1997. Trust fees recorded strong growth for the second quarter and six months of 1998 reflecting an increase of 24.9% to $411,000 for the quarter and 32.9% to $888,000 for the six months. The Corporation's ability to attract new trust business, coupled with a strong investment market, were the primary factors for the growth in trust fees. Service charges, commissions and fees were up $94,000, or 17.6%, to $627,000 for the second quarter of 1998 over the second quarter of 1997 due largely to a significant increase in mortgage refinancing during the period. Mortgage refinancing activity and commercial deposit fees assessed contributed to the $67,000, or 6.4% increase to $1.1 million in service charge, commissions and fee income for the six months ended June 30, 1998, compared to $1.0 million for the same period in 1997.

The Corporation recorded $196,000 and $495,000, respectively, in net securities gains for the second quarter and six months ended June 30, 1998, compared to $93,000 and $204,000, respectively, for the same periods in 1997. Net securities gains recorded were from the available-for-sale equities portfolio.

Total noninterest expense increased $227,000, or 8.1%, to $3.0 million for the second quarter of 1998 versus the second quarter of 1997 and $327,000, or 5.9%, to $5.9 million for the six months ended June 30, 1998, versus June 30, 1997. Salaries and benefits were down $118,000, or 7.5%, to $1.4 million for the second quarter of 1998 versus the second quarter of 1997 and $162,000, or 5.1%, to $3.1 million for the first six months of 1998 versus the same period in 1997. The primary contributor to the decrease in salaries and benefits for the quarter and six months ended June 30, 1998, was a credit to pension expense of $135,000 and $201,000, respectively, compared to pension expense of $44,000 and $90,000, respectively, for the same periods in 1997. The reduction in pension expense was related to the investment performance of pension plan assets and a change in the benefit formula used to calculate individual employee benefits. Other noninterest expense increased $340,000, or 38.4% to $1.2 million for the second quarter and $483,000, or 27.6%, for the six months ended June 30, 1998, compared to the same periods in 1997. For the six months, higher postage costs ($37,000), advertising costs ($64,000), software costs ($20,000), loan collection costs ($41,000) and costs ($380,000) associated with the acquisition and demolition of real property for a future project designed to enlarge and renovate corporate headquarters contributed to the increase in other expense. Offsetting a portion of the higher costs were lower legal and professional fees ($32,000), supplies ($13,000) and intangible amortization ($12,000).

As reported in the Corporation's 1997 Annual Report, management has determined that Year 2000 issues will impact daily business operations and has developed and implemented a comprehensive plan to evaluate all of its data processing systems, software programs and providers to ensure their readiness for the Year 2000. The process which began in early 1997 has resulted in 30% of the software programs and data processing systems achieving Year 2000 compliance as of June 30, 1998. Management expects that by December 31, 1998, over 90% of its software programs and data processing systems will be Year 2000 compliant with the remaining 10% compliant by mid-1999. Costs associated with Year 2000 readiness have not been and are not expected to be material in any one year. Year 2000 costs are recognized as they are incurred.

In addition to evaluating the Corporation's Year 2000 readiness, management has also established a process to manage the Year 2000 risks posed by its customers. As part of the process currently underway, significant commercial customers have been identified and evaluated for Year 2000 preparedness. Personal contact has been made or will be made with all commercial customers whose aggregate outstanding loans total $250,000 (approximately 75% to 80% of the commercial loan portfolio) or more, to assess their Year 2000 risk to the Corporation. After assessment has been completed, where Year 2000 issues exist, appropriate communication with the customer will be established to manage and mitigate potential Year 2000 related risk to the Corporation. Management expects that individual assessments and follow-up communication will be substantially complete by the end of the third quarter of 1998.

Federal income tax expense for the second quarter and six months ended June 30, 1998, was $375,000 and $769,000, respectively, compared to $344,000 and $745,000, respectively, for the same periods ended June 30, 1997. The effective tax rates for the six month periods ended June 30, 1998 and 1997 were 23.7% and 24.3% versus a statutory rate of 34.0%. The variance between the effective tax rate and the statutory tax rate is due primarily to interest income earned on tax-free investments and tax-free loans.


Financial Condition

Total assets grew $11.8 million, or 3.3% to $365.7 million at June 30, 1998, from $353.9 million at December 31, 1997. Interest-bearing deposits in other banks increased $5.7 million to $5.9 million at June 30, 1998, from $249,000 at December 31, 1997, representing balances held at the Federal Home Loan Bank of Pittsburgh (FHLB). Net loans during the six month period from December 31, 1997, increased $6.4 million to $247.6 million at June 30, 1998, from $241.2 million. The increase in loans for the period was attributed largely to mortgage loan originations, a strong economy and the low interest rate environment. Net loans grew despite the sale of approximately $13.4 million in mortgage loans to the secondary market, primarily Federal National Mortgage Association (FNMA). Investment securities held-to-maturity declined $3.6 million to $24.1 million due to scheduled maturities and bond calls. Investment securities purchased were classified as available-for-sale and contributed to a $3.1 million increase in available-for-sale investment securities despite the sale of some available-for-sale equity securities. Proceeds from the sale of these equities during the six months ended June 30, 1998, equaled $726,000 and included $495,000 in securities gains. Net unrealized gains on available-for-sale securities at June 30, 1998 and December 31, 1997, was $1.9 million.

Net charge-offs for the second quarter and six months ended
June 30, 1998, totaled $171,000 and $534,000, respectively, versus $112,000 and $345,000, respectively, for the same periods in 1997. For the first six months of 1998, the consumer loan portfolio recorded 78.6% of the total net charge-offs compared to 21.4% recorded for the commercial loan portfolio. As discussed in the 1997 Annual Report, personal bankruptcies have contributed to the Corporation's recent experience of high consumer charge-offs. More stringent consumer lending guidelines implemented by management in late 1997 and consumer lender training courses completed by all lending staff in the spring of 1998 will serve to greatly reduce the adverse impact consumer bankruptcies have on the Corporation. The full impact of the new guidelines and training will be evident some time in the future. The annualized ratio of net charge-offs to average loans was .44% at June 30, 1998, compared to .29% at December 31, 1997, and .30% at June
30, 1997.

Nonperforming loans held steady at $1.7 million at June 30, 1998 and December 31, 1997. Included in nonperforming loans at June 30, 1998, were nonaccrual loans totaling $1.5 million and loans past due more than ninety days totaling $176,000 compared to $1.1 million and $564,000, respectively, at December 31, 1997. The Corporation recorded other real estate owned equaling $197,000 at June 30, 1998, versus $185,000 at year-end 1997.
Nonperforming assets represented .42% of total assets at June 30, 1998, versus .54% at December 31, 1997.

The allowance for possible loan losses totaled $3.3 million at June 30, 1998 and December 31, 1997, and represented 1.33% and 1.35%, respectively, of total loans. The allowance provided coverage for nonperforming loans of 2.0 times compared to 1.9 times at December 31, 1997.

Total deposits grew $17.8 million, or 6.4%, to $292.3 million at June 30, 1998, from $274.5 million at December 31, 1997. Savings and interest checking registered the largest increase of $13.5 million to $126.7 million at June 30, 1998, from $113.1 million at December 31, 1997. A new product (Money Management Account) introduced a year ago has been instrumental in attracting and retaining new deposit dollars. Demand deposit accounts realized strong growth with an increase of $3.9 million, or 10.3%, to $41.5 million at June 30, 1998, from $37.6 million at December 31, 1997. Securities sold under agreements to repurchase increased $3.8 million to $19.9 million at June 30, 1998, from $16.1 million at December 31, 1997. The growth in deposits enabled the Corporation to reduce its other borrowing with the FHLB by $9.5 million to $11.9 million at June 30, 1998. Other borrowing constitutes overnight and term borrowing with the FHLB. In the first quarter of 1998, the Corporation paid a special cash dividend and a regular cash dividend to shareholders which totaled $2.3 million. The payment of these cash dividends, which were declared in November 1997 and reflected in the financial statements at year-end 1997, was primarily responsible for the decrease in other liabilities to $3.2 million at June 30, 1998, from $5.5 million at December 31, 1997.

Unemployment in the Franklin County area remained low at just over 4%. The local economy is strong and continues to be fairly well diversified.

Liquidity

The Corporation's liquidity position (net cash, short-term and marketable assets divided by net deposits and short-term liabilities) was 22.3% at June 30, 1998. The Corporation actively sells mortgage loans to the secondary market ( primarily
FNMA) and looks to its borrowing ability with FHLB to satisfy any liquidity needs. As reported earlier, the Corporation sold approximately $13.4 million mortgage loans to FNMA during the first six months of 1998 and had advances outstanding with FHLB totaling $11.9 million. The Corporation's maximum borrowing capacity with FHLB equals $82 million. Management believes that liquidity is adequate to meet the borrowing and deposit withdrawal needs of its customers.

Capital Adequacy

Total shareholders' equity increased $2.1 million to $38.4 million at June 30, 1998, from $36.3 million at December 31, 1997, primarily the result of earnings retention from the first six months of 1998. As reported in the Corporation's 1997 Annual Report, in November 1997, the Board of Directors approved a 3 for 2 stock split issued in the form of a 50% stock dividend to shareholders of record at the close of business on January 13, 1998. The common stock certificates from this stock dividend were distributed to shareholders on February 3, 1998.

In addition to the 50% Stock Dividend, the Board of Directors also approved a special cash dividend of $1.00 per share ($.66 per share adjusted for the 50% Stock Dividend) and a $.15 per share first quarter cash dividend in November 1997. Both of these cash dividends were reflected in the December 31, 1997 financial statements but were paid to shareholders in the first quarter of 1998. A regular second quarter cash dividend of $.15 per share was approved by the Board and paid to shareholders on May 29, 1998. Cash dividends paid to shareholders in the second quarter and six months ended June 30, 1998, totaled $420,000 and $2.7 million, respectively, compared with $375,000 and $752,000 for the same periods ended June 30, 1997.

Capital adequacy is currently defined by banking regulatory agencies through the use of several minimum required ratios. At June 30, 1998, the Corporation was determined to be well capitalized as defined by the banking regulatory agencies. The Corporation's leverage ratio, Tier I and Tier II risk-based capital ratios at June 30, 1998, were 9.61%, 13.81% and 15.06%, respectively.

PART II - OTHER INFORMATION

Item 4.   SUBMISSIONS OF MATTERS TO VOTE OF SECURITY HOLDERS

The 1998 Annual Meeting of Shareholders (the "Meeting") of the Corporation was held on April 28, 1998. Notice of the Meeting was mailed to shareholders on or about April 1, 1998, together with proxy solicitation materials prepared in accordance with Section 14(a) of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder.

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

There was no solicitation in opposition to the nominees of the Board of Directors for election to the Board. All nominees of the Board of Directors were elected. The number of votes cast for as well as the number of votes withheld for each of the nominees for election to the Board of Directors, were as follows:


Votes
Nominee                  Votes For           Withheld
Charles S. Bender II     2,155,854.236          758.0012
Omer L. Eshleman         2,154,827.532        1,784.7052
Jeryl C. Miller          2,151,883.71         4,728.5278
Stephen E. Patterson     2,141,082.292       15,529.9457





Item 6. Exhibits and Reports on Form 8-K

(a) Reports on Form 8-K
There were no reports filed on Form 8-K for the quarter ended June 30, 1998


             FRANKLIN FINANCIAL SERVICES CORPORATION
                        and SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Franklin Financial Services Corporation


Date    August 12, 1997    /s/ William E. Snell, Jr.
                               ----------------------
                               William E. Snell, Jr.
                               President and Chief Executive Officer




Date   August 12, 1997     /s/ Elaine G. Meyers
                               ----------------
                               Elaine G. Meyers
                               Treasurer and Chief Financial Officer