Form 10-Q
period 1998-09-30
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 1998-11-13
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC 20549
                               FORM 10-Q

    (Mark One)
     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 1998

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











    There were 2,801,930 outstanding shares of the Registrant's common stock as of November 2, 1998.



                                 INDEX





    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements

              Consolidated Balance Sheets
              as of September 30, 1998 (unaudited) and
              December 31, 1997

              Consolidated Statements of
              Income for the Three and Nine Months ended
              September 30, 1998 and 1997 (unaudited)

              Condensed Consolidated Statements of
              Changes in Shareholders' Equity for the
              Twelve and Nine Months ended December 31,
              1997 and September 30, 1998 (unaudited)

              Consolidated Statements of Cash
              Flows for the Nine Months Ended September
              30, 1998 and 1997 (unaudited)

              Notes to Condensed Consolidated Financial
              Statements (unaudited)

    Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations


    PART II - OTHER INFORMATION

    Item 6 - Exhibits and Reports on Form 8-K


    SIGNATURE PAGE



                                 CONSOLIDATED BALANCE SHEETS
                                   (Amounts in Thousands)

                                                                                              September 30      December 31
                                                                                                  1998             1997
                                                                                              -------------     ------------
                                                                                               (unaudited)
                                           ASSETS

        Cash and due from banks                                                                    $11,595          $10,863
        Interest bearing deposits in other banks                                                    18,610              249
        Investment securities held to maturity (Market value of $ 24,454 and $28,030 at
          September  30, 1998 and December 31, 1997 respectively) (Note 3)                          22,961           27,779
        Investment securities available for sale (Note 3)                                           68,244           59,319
        Loans, net                                                                                 252,259          241,244
        Premises and equipment, net                                                                  5,820            5,907
        Other assets                                                                                 9,388            8,504
                                                                                              -------------     ------------
        Total Assets                                                                              $388,877         $353,865
                                                                                              =============     ============


                            LIABILITIES AND SHAREHOLDERS' EQUITY
        Deposits: (Note 4)
          Demand (non-interest bearing)                                                            $38,968          $37,591
          Savings and Interest checking                                                            128,276          113,138
          Time                                                                                     141,865          123,826
                                                                                              -------------     ------------
        Total Deposits                                                                             309,109          274,555

        Securities sold under agreements to repurchase                                              23,175           16,075
        Other borrowings                                                                            13,935           21,434
        Other liabilities                                                                            3,428            5,496
                                                                                              -------------     ------------
        Total Liabilities                                                                          349,647          317,560


        Commitments and Contingencies                                                               -                -


        Shareholders' equity:
        Common stock $1 par value per share, 5,000 shares authorized with 3,045  shares issued and 2,799 and 2,795 shares
          outstanding at September 30,1998 and December 31,1997,respectively.                        3,045            3,045
        Capital stock without par value, 5,000 shares authorized
          with no shares issued or outstanding                                                      -                -
        Additional paid in capital                                                                  19,778           19,761
        Retained earnings                                                                           19,858           17,087
        Net unrealized gain on securities                                                            1,916            1,935
        Treasury stock (Note 6)                                                                     (4,679)          (4,760)
        Unearned compensation                                                                         (688)            (763)
                                                                                              -------------     ------------
        Total shareholders' equity                                                                  39,230           36,305
                                                                                              -------------     ------------

        Total Liabilities and Shareholders' Equity                                                $388,877         $353,865
                                                                                              =============     ============

        The accompanying notes are an integral part of these statements






                CONSOLIDATED STATEMENTS OF INCOME
            (amounts in thousands, except per share)
                           (Unaudited)
                                                                      For the Three Months Ended    For the Nine Months Ended
                                                                            September 30                   September 30
                                                                         1998           1997           1998            1997
                                                                      --------------------------    ---------------------------
        INTEREST INCOME
          Interest on loans                                                $5,459        $5,405         $16,425        $15,707
          Interest on deposits in other banks                                 164             4             227             25
          Interest on Federal funds sold                                        0             0               0              0
          Interest and dividends on investments (Note 3)                    1,256         1,315           3,686          3,905
                                                                      ------------    ----------    ------------    -----------
            Total interest income                                           6,879         6,724          20,338         19,637
                                                                      ------------    ----------    ------------    -----------
        INTEREST EXPENSE
          Interest on deposits                                              2,834         2,567           8,240          7,482
          Interest on securities sold under agreements to
            repurchase and other borrowings                                   499           606           1,397          1,535
                                                                      ------------    ----------    ------------    -----------
                  Total interest expense                                    3,333         3,173           9,637          9,017
                                                                      ------------    ----------    ------------    -----------
          Net interest income                                               3,546         3,551          10,701         10,620

        Provision for possible loan losses                                    165           253             720            638
                                                                      ------------    ----------    ------------    -----------
        Net-interest income after provision
          for possible loan losses                                          3,381         3,298           9,981          9,982
                                                                      ------------    ----------    ------------    -----------
        NONINTEREST INCOME
          Trust fees                                                          485           354           1,373          1,022
          Service charges, commissions and fees                               543           465           1,648          1,511
          Other                                                                22             9              84             49
          Securities gains                                                     68           189             563            393
                                                                      ------------    ----------    ------------    -----------
            Total noninterest income                                        1,118         1,017           3,668          2,975
                                                                      ------------    ----------    ------------    -----------
        NONINTEREST EXPENSE
          Salaries and benefits                                             1,530         1,677           4,505          4,814
          Net occupancy expense                                               157           153             465            468
          Furniture and equipment expense                                     177           204             569            583
          Other                                                             1,041           951           3,272          2,699
                                                                      ------------    ----------    ------------    -----------
            Total noninterest expense                                       2,905         2,985           8,811          8,564
                                                                      ------------    ----------    ------------    -----------

        Income before Federal income taxes                                  1,594         1,330           4,838          4,393
                                                                      ------------    ----------    ------------    -----------
        Federal income tax expense                                            416           291           1,185          1,036
                                                                      ------------    ----------    ------------    -----------
            Net income                                                     $1,178        $1,039          $3,653         $3,357
                                                                      ============    ==========    ============    ===========

            Basic earnings per share                                        $0.43         $0.38           $1.34          $1.22
            'Weighted average shares outstanding (000's)                    2,730         2,729           2,729          2,743

            Diluted earnings per share                                      $0.43         $0.38           $1.32          $1.21
            'Weighted average shares outstanding (000's)                    2,768         2,765           2,767          2,779

        The accompanying notes are an integral part of these statements.

        Earnings per share for 1997 have been adjusted to reflect a 3 for 2 stock split issued in the form of a 50% stock dividend distributed on February 3, 1998.





       CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
       for the year ended December 31, 1997 and the Nine Months ended September 30, 1998
       (Amounts in thousands, except per share )

                                                                            Net
                                                     Additional          Unrealized
                                            Common    Paid-in  Retained  Gain/(Loss) Treasury   Unearned
                                             Stock    Capital  Earnings  on Securitie  Stock   Compensation  Total
                                           --------- --------- --------- ----------  --------- ----------- ---------


       Balance at December 31, 1996          $2,030   $19,745   $17,590       $613    ($3,830)      ($807)  $35,341


         Net Income                                -         -    4,363           -          -           -    4,363
                                                   -         -                    -          -           -
         Cash dividends paid, $.56 per share       -         -   (1,571)          -          -           -   (1,571)

         Cash dividends declared, not paid
         $ .81 per share                           -         -   (2,280)          -          -           -   (2,280)

         50% stock split                      1,015          -   (1,015)          -          -           -        0

         Common stock issued under stock
           option plans                            -       27          -          -       294            -      321

         Change in net unrealized gain
           on securities                           -         -         -     1,322           -           -    1,322

       Restricted stock issued under long-term
         incentive compensation plan               -      (11)         -          -        60         (73)      (24)

       Acquisition of treasury stock at cost       -         -         -          -    (1,284)           -   (1,284)

         Amortization of unearned compensation     -         -         -          -          -        117       117
                                           --------- --------- --------- ----------  --------- ----------- ---------

       Balance at December 31, 1997           3,045    19,761    17,087      1,935     (4,760)       (763)   36,305
                                           --------- --------- --------- ----------  --------- ----------- ---------

         Net income                                -         -    3,653           -          -           -    3,653

         Cash dividends declared, $.31 per share   -         -     (868)          -          -           -     (868)

         Cash in lieu of fractional shares
           on 50% stock split                      -         -      (14)          -          -           -      (14)

         Common stock issued under stock
           option plans                            -       17          -          -        81            -       98

         Change in net unrealized gain
           on securities                           -         -         -       (19)          -           -      (19)

         Amortization of unearned compensation     -         -         -          -          -         75        75
                                           --------- --------- --------- ----------  --------- ----------- ---------
       Balance at September  30, 1998        $3,045   $19,778   $19,858     $1,916    ($4,679)      ($688)  $39,230
          (unaudited)                      ========= ========= ========= ==========  ========= =========== =========
       The accompanying notes are an integral part of these statements.




                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                  (Unaudited)

                                                                          For the Nine Months End
                                                                          September 30
                                                                            1998         1997
                                                                          ---------    ----------

        Cash flows from operating activities:
         Net Income                                                         $3,653        $3,357
         Adjustments to reconcile net income to net cash
          provided by operating activities:
           Depreciation                                                        564           583
           Premium amortization on investment securities                        77            90
           Discount accretion on investment securities                        (101)         (117)
           Provision for possible loan losses                                  720           638
           Securities gains, net                                              (563)         (393)
           Principal loss (gain) on sales of mortgage loans                     40           (47)
           Proceeds from sale of mortgage loans                             18,273         8,487
           Loss on sale of premises and equipment                              294            37
           Loan charge-offs, net of recoveries                                (658)         (445)
           Increase in interest receivable                                    (103)         (390)
           Increase in interest payable                                        385           116
           Decrease in unearned discount                                       (29)          (99)
           Increase in prepaid and other assets                               (881)          (13)
           Decrease in accrued expenses and other liabilities                  (64)         (160)
           Other, net                                                           52            95
                                                                          ---------    ----------
        Net cash provided by operating activities                          $21,659       $11,739
                                                                          ---------    ----------

        Cash flows from investing activities:
         Proceeds from sales of investment securities available for sale       851         3,887
         Proceeds from maturities of investment securities held to maturity  4,846         7,586
         Proceeds from maturities of investment securities
          available for sale                                                11,506         6,974
         Purchase of investment securities held to maturity                    (28)         (775)
         Purchase of investment securities available for sale              (20,748)      (16,582)
         Net increase in loans                                             (29,323)      (24,037)
         Capital expenditures                                                 (980)         (332)
         Proceeds from sales of premises and equipment                         208           146
                                                                          ---------    ----------
        Net cash used in investing activities                              (33,668)      (23,133)
                                                                          ---------    ----------
        Cash flows from financing activities:
         Net increase in demand deposits,
          NOW accounts and savings accounts                                 16,515         7,746
         Net increase (decrease) in certificates of deposit                 18,039       (10,944)
         Dividends                                                          (3,151)       (1,161)
         Common stock issued under stock option plans                           98           260
         Purchase of treasury shares                                             0        (1,207)
         Net (decrease) increase in other borrowings                          (399)       15,796
                                                                          ---------    ----------
        Net cash provided by financing activities                           31,102        10,490
                                                                          ---------    ----------

        Increase in cash and cash equivalents                               19,093          (904)

        Cash and cash equivalents as of January 1                           11,112        10,521
                                                                          ---------    ----------

        Cash and cash equivalents as of September 30                       $30,205        $9,617
                                                                          =========    ==========
        The accompanying notes are an integral part of these statements.




         FRANKLIN FINANCIAL SERVICES CORPORATION and SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


Note 1 - Basis of Presentation

The consolidated balance sheets as of September 30, 1998 and December 31, 1997, the consolidated statements of income for the three-month and nine-month periods ended September 30, 1998 and 1997, the condensed consolidated statements of changes in shareholders' equity as of December 31, 1997 and September 30, 1998 and the consolidated statements of cash flows for the nine-month periods ended September 30, 1998 and 1997 have been prepared by the Corporation, without audit where indicated. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 1998, and for all periods presented have been made.

The consolidated financial statements include the accounts of Franklin Financial Services Corporation (the Corporation), and its wholly-owned subsidiary, Farmers and Merchants Trust Company of Chambersburg. All significant intercompany transactions and account balances have been eliminated.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Corporation's 1997 Annual Report. The results of operations for the period ended
September 30, 1998, are not necessarily indicative of the operating results for the full year.

For purposes of reporting cash flows, cash and cash equivalents include cash, due from banks, interest-bearing deposits in other banks and federal funds sold. Generally, Federal funds are purchased and sold for one-day periods. Supplemental disclosures of cash flows information are as follows:

    Cash paid for nine months ended September 30:  1998         1997

    Interest paid on deposits and
         other borrowed funds . . . . .        $9,252,000  $8,930,000
    Income taxes paid                          $1,425,000  $ 775,000

Earnings per share is computed based on the weighted average number of shares outstanding during each quarter, adjusted retroactively for stock splits and stock dividends. Adjustments for 1997 resulted from a 3 for 2 stock split issued in the form of a 50% stock dividend declared on November 13, 1997, and distributed on February 3, 1998, to shareholders of record on January 13, 1998. A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

                                            For the quarter ended
                                                September 30
                                            1998           1997
                                            ----           ----
    (Amounts in thousands)
    Weighted average shares
         outstanding (basic)                2,730          2,729

    Impact of common stock equivalents         38             36
                                            -----           ----
    Weighted average shares
         outstanding (diluted)              2,768          2,765
                                           ======         ======


                                          For the nine months ended
                                                September 30
                                            1998           1997
                                            ----           ----
    (Amounts in thousands)
    Weighted average shares
         outstanding (basic)                2,729              2,743

   Impact of common stock equivalents          38                 36
                                            -----              -----
    Weighted average shares
         outstanding (diluted)              2,767              2,779
                                            =====              =====

Note 2. Capital Adequacy

Quantitative measures established by regulation to ensure capital adequacy require financial minimum amounts and ratios of total and Tier I capital to risk-weighted assets and of Tier I
The Capital ratios of the Corporation and its bank subsidiary are as follows:

                                             As of September 30, 1998 (unaudited)
                                                                                   To be well
                                                                                   Capitalized Under
                                                                  For Capital      Prompt Corrective
                                              Actual             Adequacy Purposes Action Provisions
        (Amounts in thousands)                Amount    Ratio      Amount  Ratio    Amount    Ratio
                                              ------    -----      ------  ------   ------    ------

        Total Capital (to Risk Weighted Assets)
        Corporation                           $38,706    14.94%    $20,725  8.00%   $25,906    10.00%
        Bank                                   34,464    13.08%     20,473  8.00%    25,591    10.00%

        Tier I Capital (to Risk Weighted Assets)
        Corporation                           $35,466    13.69%    $10,362  4.00%   $15,543     6.00%
        Bank                                   31,263    12.22%     10,236  4.00%    15,355     6.00%

        Tier I Capital (to Average Assets)
        Corporation                           $35,466     9.50%    $14,940  4.00%   $18,675     5.00%
        Bank                                   31,263     8.45%     14,793  4.00%    18,491     5.00%



        Note 3 - Investment Securities

        Amortized cost and estimated market values of investment securities as of September 30, 1998 (unaudited), and December 31, 1997,  were as follows (amounts in thousands):

                      Held to Maturity
        --------------------------------------------
                                                                    September 30                        December 31
                                                                        1998                                1997
                                                             ---------------------------         ---------------------------
                                                                               Estimated                           Estimated
                                                             Amortized          Market           Amortized          Market
                                                               Cost              Value             Cost              Value
                                                             ---------         ---------         ---------         ---------
        U.S. Treasury securities and obligations
          of U.S. Government agencies & corporations           $1,015            $1,025            $1,030            $1,039
        Obligations of state and political subdivisions        13,185            14,546            15,025            15,244
        Corporate debt securities                               1,688             1,715             2,343             2,348
        Mortgage - backed securities                            5,653             5,748             7,989             8,007
                                                             ---------         ---------         ---------         ---------
                                                               21,541            23,034            26,387            26,638
        Other                                                   1,420             1,420             1,392             1,392
                                                             ---------         ---------         ---------         ---------
                                                              $22,961           $24,454           $27,779           $28,030
                                                             =========         =========         =========         =========


                     Available for Sale
        --------------------------------------------
                                                                    September 30                        December 31
                                                                        1998                                1997
                                                             ---------------------------         ---------------------------
                                                                               Estimated                           Estimated
                                                             Amortized          Market           Amortized          Market
                                                               Cost              Value             Cost              Value
                                                             ---------         ---------         ---------         ---------

        Equity securities                                      $1,879            $2,945            $1,588            $3,638
        U.S. Treasury securities and obligations
          of U.S. Government agencies & corporations           14,979            15,288            20,967            21,136
        Obligations of state and political subdivisions        20,049            21,250            14,926            15,600
        Corporate debt securities                               7,832             8,008             4,029             4,080
        Mortgage - backed securities                           20,602            20,753            14,877            14,865
                                                             ---------         ---------         ---------         ---------
                                                              $65,341           $68,244           $56,387           $59,319
                                                             =========         =========         =========         =========





        Interest income and dividends received on investment securities for the three and nine months ended September  30, 1998 and 1997 are as follows (amounts in thousands):

                                                                Three Months                       Nine Months
                                                               1998     1997                       1998     1997
                                                             ------------------                  ------------------
                                                                (Unaudited)                         (Unaudited)

        U.S. Government Obligations                               $53      $73                       $189     $221
        Obligations of U.S. Government
          Agencies and Corporations                               551      631                      1,678    2,015
        Obligations of States and
          Political Subdivisions                                  400      401                      1,156    1,014
        Other Securities, primariy
          Notes and Debentures                                    212      152                        539      542

        Common Stock                                               40       58                        124      113
                                                             ------------------                  ------------------
                                                               $1,256   $1,315                     $3,686   $3,905
                                                             ==================                  ==================



        Note 4 - Deposits

        Deposits are summarized as follows (amounts in thousands):

                                                               September 30       December 31
                                                                   1998              1997
                                                               -------------     -------------
                                                                (Unaudited)

        Demand                                                      $38,968           $37,591
        Savings
          Interest-bearing checking                                  37,392            32,770
          Money Market Accounts                                      52,499            40,836
          Passbook and Statement Savings                             38,385            39,532
                                                               -------------     -------------
                                                                   $128,276          $113,138
                                                               =============     =============

        Time
          Deposits of $100,000 and over                              34,574            17,739
          Other Time Deposits                                       107,291           106,087
                                                               -------------     -------------
                                                                    141,865           123,826
                                                               -------------     -------------
        Total Deposits                                             $309,109          $274,555
                                                               =============     =============


NOTE 5 - Comprehensive Income

Effective January 1, 1998, the Corporation adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" which requires disclosure of all changes in equity that result from transactions and other economic events of the period other than transactions with owners. Comprehensive income is defined as the total of net income and all other nonowner changes in equity. Reclassification of financial statements for earlier periods that are presented for comparative purposes is required.
For the Corporation, total comprehensive income consists of net income plus the net change in unrealized gains or losses on available for sale investment securities. Total comprehensive income for the three and nine months ended September 30, 1998 and 1997 were $1.2 million and $3.6 million, respectively, and $1.8 million and $4.8 million,respectively, net of tax.

Note 6 - Treasury Stock

On March 5, 1998, the Board of Directors authorized the repurchase of up to 50,000 shares of the Corporation's $1.00 par value common stock, representing approximately 1.79% of such shares then issued and outstanding. The repurchases are authorized to be made from time to time during the next 12 months in open market or privately negotiated transactions. The repurchased shares will be held as treasury shares available for issuance in connection with future stock dividends and stock splits, employee benefit plans, executive compensation plans,and for issuance under the Dividend Reinvestment Plan and other corporate purposes.

During the third quarter and nine months ended September 30, 1998, there were no common stock repurchase transactions under the above stock repurchase plan or under the stock repurchase plan that was authorized in March 1997 and expired in March 1998.


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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts and for hedging activities) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting treatment.

The Statement is effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance. The Statement cannot be applied retroactively. Effective October 1, 1998, the Corporation adopted Statement No. 133 which resulted in no material financial statement impact. As a part of the adoption the Corporation transferred investment securities classified as "held-to-maturity" with a book value of $22,961,000 to the "available-for-sale" classification. The transfer had an impact on equity of approximately $985,000, net of tax.

               Management's Discussion and Analysis of
             Results of Operations and Financial Condition
                  for the Three and Nine Month Periods
                   Ended September 30, 1998 and 1997

    Part 1, Item 2

    Results of Operations


Net income for the third  quarter and nine months ended September 30,
1998, was $1.2 million and $ 3.7 million, respectively, compared with $1.0 million and $3.4 million, respectively, for the same periods in 1997. Basic earnings per share grew 13.1% to $.43 for the third quarter of 1998 from $.38 for the third quarter of 1997. An increase in basic earnings per share of 9.8% to $1.34 from $1.22 was recorded for the first nine months of 1998
compared with the same period one year earlier.   Book value per share equaled
$14.01 at September 30, 1998, versus $13.45 at September 30, 1997.

The Corporation's annualized return on average assets (ROA) and return on average equity (ROE) for the first nine months of 1998 were 1.34% and 12.94%, respectively, compared to 1.31% and 12.47%, respectively, for the same periods ended September 30, 1997.

Net interest income for the third quarter and nine months ended September
30, 1998, remained steady at $ 3.5 million and $ 10.7 million, respectively, when compared to the same periods one year earlier. Total interest income for the quarter and nine months recorded modest growth of 2.3%, or $155,000 to $
6.9 million and 3.6%, or $701,000, to $20.3 million, respectively, over interest income for the comparable periods in 1997. More than offsetting the growth in interest income was an increase in interest expense of 5.0%, or $160,000, and 6.9%, or $620,000 for the third quarter and nine months, respectively, ended September 30, 1998, compared to the same periods in 1997. Average interest-earning assets during the nine months recorded growth of 6.2% to $342.1 million with a yield of 8.21%, a 17 basis point decrease compared to the same period in 1997. Average interest-bearing liabilities recorded growth of 5.1% to $281.6 million with a cost of 4.58%, a 9 basis point increase compared to the same period in 1997. These factors resulted in a compressed net interest margin (tax-equivalent basis) of 4.44% at September 30, 1998 compared to 4.64% at September 30, 1997.

The Corporation recorded a provision for possible loan losses of $165,000 and $720,000 for the third quarter and nine months, respectively, versus $253,000 and $638,000, respectively, for the same periods in 1997. The allowance for possible loan losses remained at a ratio of 1.3%.


Total noninterest income, excluding securities gains, grew 26.8%, or $222,000, to $1.0 million and 20.2%, or $523,000, to $3.1 million for the quarter and nine months, respectively, ended September 30, 1998. Trust fees were up 37.0%, or $131,000, to $485,000 for the quarter and 34.3%, or
$351,000, to $1.4 million for the nine months ended September 30, 1998. New trust business coupled with increased market values of trust investments were the main contributors to the growth in trust fees for the third quarter and nine months. Service charges, commissions and fees also recorded strong growth with an increase of 16.8%, or $78,000, to $543,000 for the third quarter and 9.1%, or $137,000, to $1.6 million for the nine months in 1998 versus the comparable periods in 1997. The increase in service charges, commissions and fees for the third quarter and nine month periods can be attributed primarily to loan origination fees associated with a high volume of mortgage refinancing due to the low interest rate environment. Other income recorded small increases for the third quarter and nine months related primarily to recovery of some prior year expense and realized gains from the sale of bank owned real estate.


The Corporation recorded $68,000 and $563,000 in net securities gains for the third quarter and nine months, respectively, ended September 30, 1998, compared to $189,000 and $393,000, respectively, for the same periods in 1997. Net securities gains recorded were from the available-for-sale equities portfolio.

Total noninterest expense recorded a decrease of 2.7%, or $80,000, to $2.9 million for the third quarter ended September 30, 1998, over the third quarter of 1997 and an increase of 2.9%, or $247,000, to $8.8 million for the nine months ended September 30, 1998, over the nine months in 1997. Salaries and benefits expense recorded decreases for the quarter ($147,000) and nine months ($309,000). Salaries remained steady at $1.3 million for the quarter and recorded an increase of 2.2%, or $81,000, to $3.8 million for the nine months ended September 30, 1998. Benefits decreased 45.7%, or $147,000, for the quarter and 34.9%, or $390,000, for the nine months. The primary contributor to the decrease in benefits for both periods was a credit to pension expense of $150,000 for the quarter and $351,000 for the nine months. The reduction in pension expense is related to the investment performance of pension plan assets and a change in the benefit formula used to calculate individual employee benefits. Other noninterest expense grew 9.4%, or $90,000, to $1.0 million for the third quarter and 21.2%, or $573,000, for the nine months ended September 30, 1998, compared to the same periods in 1997. For the nine months, costs totaling $457,000 associated with the acquisition and demolition of real property for a future project designed to enlarge and renovate corporate headquarters was primarily responsible for the increase in other noninterest expense.

Federal income tax expense for the third quarter and nine months ended September 30, 1998, was $416,000 and $1.2 million, respectively, compared to $291,000 and $1.0 million, respectively, for the same periods ended September 30, 1997. The effective tax rates for the nine month periods ended September 30, 1998 and 1997 were 24.5% and 23.6%, respectively, versus a statutory rate of 34.0%. The variance between the effective tax rate and the statutory tax rate is due primarily to interest income earned on tax-free investments, tax-free loans and low income housing tax credits.


The Year 2000 Issue

The Year 2000 issue arises as a result of the inability of some computer programs and operating systems to distinguish the year 1900 from the year 2000. Many computer programs and operating systems were written using two digits to define the applicable year, rather than four digits. Consequently, a computer using time-sensitive software may improperly recognize a date using " 00 " as the year 1900 rather than the year 2000. In some instances, this could result in serious operational difficulties. In the case of the Corporation, a failure to timely address internal and third party provider Year 2000 issues could result in system failures or malfunctions, leading to a variety of problems such as the inability to compute payment due dates or interest correctly. Rapid and accurate data processing is essential to the operation of the Corporation. Similarly, Year 2000 issues also pose a potentially significant credit risk in that a failure on the part of the Corporation's commercial borrowers to timely address Year 2000 issues may adversely impact the financial condition and results of operations of such borrowers and thus adversely affect the Corporation's commercial lending activities as a result of an increase in problem loans and credit losses.

In February 1997, the Corporation's Senior Management Team adopted a
Strategic Technology Action Plan for addressing the Year 2000 issue. One senior officer has been charged with the responsibility of assuring Year 2000 compliance within time frames dictated by sound business practice and the Federal Financial Institutions Examination Council. A team has been assembled to assist in resolving the Year 2000 issue and meeting all regulatory requirements. The Year 2000 Strategic Action Plan team reports its Year 2000 progress to Senior Management monthly and to the Corporation's Board of Directors quarterly. There are three primary phases to the Corporation's Year 2000 Plan, the assessing/identification phase, the renovating phase and the testing/validation phase. Phase I, the assessing/identification phase, was completed as of December 31, 1997. Phase II, the renovating phase, which involves the design and implementation of actual code or system changes, is targeted for December 31, 1998 and Phase III , the testing/validation phase is expected to be completed by August 31, 1999.

Equipment and systems that may potentially be impacted by Year 2000 issues have been identified and their mission critical status has been determined. The identification process included information technology and communication systems such as ATM modems, automated clearing house systems
(ACH), copy machines, facsimile machines, imaging systems, local area networks, personal computers, telephones and the operating systems and software for these systems, wide area networks and wire transfer systems. It also included noninformation systems such as heating and air conditioning, vault controls, alarm systems, surveillance systems, time clocks and postage meters. Contact has been made with all outside servicers and major vendors to ascertain their individual levels of Year 2000 compliance. From the information obtained to date through vendor responses and/or certifications of Year 2000 compliance, management has determined that the Corporation should not have a significant adverse impact from the Year 2000 issue. Monitoring of vendors and outside servicers will continue through the testing/ validation phase until implementation.

The Corporation is dependent on a service bureau for its major data processing functions, including its Trust Management System. Management is monitoring the service bureau's Year 2000 compliance through written status updates and regular contact with its representatives. This monitoring includes membership and active participation in a user group made up of client institutions of the service bureau. An outside auditing firm has been commissioned to review the service bureau's Year 2000 status and to provide
quarterly reports to the user group.   The service bureau has already
implemented some Year 2000 compliant software and expects the remainder to be running by June 1999. The Corporation is also dependent on a service bureau for trust management data processing. The Corporation has hired an outside technology firm to perform the proxy testing for this system. The primary trust processing system was Year 2000 compliant as of September 30, 1998. Several ancillary trust software accounting programs are expected to be compliant by December 31, 1998.

In addition to evaluating the Corporation's Year 2000 readiness, management has also established a process to manage the Year 2000 risks posed by its customers. Significant commercial borrowers (those with aggregate outstanding loans of $250,000 or more) have been identified; initial contact concerning the borrowers Year 2000 status will be completed by November 30, 1998 as well as a risk analysis for each borrower contacted. This process has penetrated approximately 80% of the dollars outstanding to commercial business borrowers. Ongoing contact will be maintained with companies that are not yet fully compliant. At this point, the Corporation has no reason to doubt the ability of any of these customers to continue to operate effectively in the Year 2000 or to have a Year 2000 problem that would cause them to lose significant amounts of money resulting in their inability to make scheduled loan payments.

The Corporation is required to have a Year 2000 contingency plan in the event of systems or communication failures at the beginning of the Year 2000. At September 30, 1998, the Corporation's contingency plan is in the developmental stage and is included in the overall Year 2000 planning. A target date of March 31, 1999 has been set as a completion date for the Corporation's Year 2000 contingency plan. Based on information gathered in the developing stage of the contingency plan, management believes that the Corporation will be able to continue to operate in the Year 2000 even if some systems fail. We expect to have available a back-up generator for use in the event of a power failure. Additional research is underway for other utility vendors. Under consideration in the contingency plan is paper back-up of all customer and general ledger accounts as of December 31, 1999. In general, the Corporation's Year 2000 contingency plan will follow the Corporation's established Business Resumption Plan as developed by the various business units within the Corporation and maintained by the Security Officer. The Business Resumption Plan contains guidelines for disaster situations that involve the Corporation's inability to function and outlines individual responsibilities to resume normal operation in a timely and efficient manner.

Anticipated costs for Year 2000 should be immaterial at under $200,000. Expense incurred through September 30, 1998, and reflected in noninterest expense equals approximately $13,000.



Financial Condition

Total assets grew 9.9%, or $35.0 million, to $388.9 million at September
30, 1998, from $353.9 million at December 31, 1997. Total assets at September 30, 1997, were $351.4 million. Interest-bearing deposits in other banks grew $18.4 million to $18.6 million at September 30, 1998, from $249,000 at December 31, 1997, representing balances held at the Federal Home Loan Bank of Pittsburgh (FHLB). Net loans increased 4.6%, or $11.0 million to $252.3 million at September 30, 1998, from $241.2 million at December 31, 1997. Strong growth in mortgage loans ($8.6 million) was the primary contributor behind the increase in net loans. In addition consumer loans contributed approximately $1.4 million and commercial loans $1.0 million to the increase in net loans. The growth in mortgage loan business occurred despite the sale of approximately $18.3 million in mortgage loans to the secondary market, primarily to Federal National Mortgage Association (FNMA). Investment securities grew 4.7%, or $4.1 million, to $91.2 million at September 30, 1998, from $87.1 million at December 31, 1997. Proceeds from the sale of available-for-sale equity securities total $851,000 for the nine months ended September 30, 1998, and includes $563,000 in realized gains. Net unrealized gains on available-for-sale securities at September 30, 1998, equaled $1.9 million, net of tax.

Net charge-offs for the third quarter and nine months ended September 30, 1998, totaled $121,000 and $658,000, respectively, versus $100,000 and $445,000, respectively, for the comparable periods in 1997. For the first nine months of 1998, the consumer loan portfolio recorded 74.5% of the total net charge-offs compared to 24.5% recorded for the commercial loan portfolio. Personal bankruptcies continue to have an adverse impact on the Corporation. To slow this trend, more stringent loan underwriting guidelines have been implemented and more comprehensive training of the lending staff has been completed. The full impact of the new guidelines and training should be evidenced in the future. The annualized ratio of net charge-offs to average loans was .35% at September 30, 1998, compared to .29% at December 31, 1997, and .26% at September 30, 1997.

Nonperforming loans totaled $1.3 million at September 30, 1998, compared to $1.7 million at December 31, 1997 and $1.9 million at September 30, 1997. Included in nonperforming loans at September 30, 1998, were $914,000 and $354,000 in nonaccrual loans and loans past due over 90 days, respectively. Nonaccrual loans and loans past due over 90 days equaled $1.1 million and $564,000, respectively, at December 31, 1997. The Corporation recorded other real estate owned (OREO) totaling $611,000 at September 30, 1998, compared to $185,000 at year-end 1997. Nonperforming assets represented .50% of total assets at September 30, 1998 compared to .54% at December 31, 1997.

The allowance for possible loan losses totaled $3.4 million at September
30, 1998 and December 31, 1997, and represented 1.33% and 1.35%, respectively, of total loans. The allowance at September 30, 1998, provided coverage for nonperforming loans 2.65 times compared to 1.9 times at December 31, 1997.

Total deposits grew 12.6%, or $34.6 million, to $309.1 million at September 30, 1998, from $274.6 million at December 31, 1997. Growth in savings and interest checking, up 13.4%, or $15.1 million, to $128.3 million at September 30, 1998, and time deposits, up 14.6%, or $18.0 million to $141.9 million at September 30, 1998, accounted for the increase in total deposits.
A new product, the Money Management Account, introduced in spring 1997 has been instrumental in attracting and retaining savings deposit dollars. The growth, 14.6%, or $18.0 million, in time deposits is largely due to a large municipal deposit which is scheduled to mature early in 1999. It is expected that these dollars will be transferred out of the bank at maturity.
Securities sold under agreements to repurchase grew 44.2%, or $7.1 million to $23.2 million at September 30, 1998, from $16.1 million at December 31, 1997. The growth in deposits and securities sold under agreements to repurchase enabled the Corporation to reduce its overnight borrowings at FHLB to zero.
At September 30, 1998, term borrowings with FHLB totaled $13.9 million. In the first quarter of 1998, the Corporation paid a special cash dividend and a regular cash dividend to shareholders which totaled $2.3 million. The payment of these cash dividends, which were declared in November 1997 and reflected in the financial statements at year-end 1997, were primarily responsible for the decrease in other liabilities to $3.4 million at September 30, 1998, from $5.5 million at December 31, 1997.

Unemployment in the Franklin County area remained at approximately 4%. The local economy is strong and continues to be fairly well diversified.

Liquidity

The Corporation's liquidity position (net cash, short-term and marketable assets divided by net deposits and short-term liabilities) was 22.4% at September 30, 1998. The Corporation actively sells mortgage loans to the secondary market (primarily FNMA) and looks to its borrowing ability with FHLB to satisfy any liquidity needs. As reported earlier, the Corporation sold approximately $ 18.3 million in mortgage loans to the secondary market (primarily FNMA) during the first nine months of 1998 and had advances outstanding with FHLB totaling $13.9 million. The Corporation's maximum borrowing capacity with FHLB equals $ 82 million. Management believes that liquidity is adequate to meet the borrowing and deposit withdrawal needs of its customers.

 Capital Adequacy

Total shareholders' equity increased $2.9 million to $39.2 million at September 30, 1998, from $36.3 million at December 31, 1997, primarily the result of earnings retention from the first nine months of 1998. As reported in the Corporation's 1997 Annual Report, in November 1997 the Board of Directors approved a 3 for 2 stock split issued in the form of a 50% stock dividend to shareholders of record at the close of business on January 13, 1998. The common stock certificates from this stock dividend were distributed to shareholders on February 3, 1998.

In addition to the 50% Stock Dividend, the Board of Directors also approved a special cash dividend of $1.00 per share ($.66 per share adjusted for the 50% Stock Dividend) and a $.15 per share first quarter cash dividend in November 1997. Both of these cash dividends were reflected in the December 31, 1997 financial statements but were paid to shareholders in the first quarter of 1998. Cash dividends paid to shareholders in the third quarter and nine months ended September 30, 1998, totaled $448,000 and $3.1 million, respectively, compared with $409,000 and $1.2 million for the same periods ended September 30, 1997.

Capital adequacy is currently defined by banking regulatory agencies through the use of several minimum required ratios. At September 30, 1998, the Corporation was determined to be well capitalized as defined by the banking regulatory agencies. The Corporation's leverage ratio, Tier I and Tier II risk-based capital ratios at September 30, 1998, were 9.50%, 13.69 % and 14.94 %, respectively. For more information refer to Note 2 of the financial statements.




    PART II - OTHER INFORMATION



    Item 6. Exhibits and Reports on Form 8-K

         (a) Reports on Form 8-K
              There were no reports filed on Form 8-K for the quarter ended September 30, 1998.

              FRANKLIN FINANCIAL SERVICE and SUBSIDIARY


                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             Franklin Financial Services Corporation



    Date November 13, 1998    /s/ William E. Snell, Jr.
                             William E. Snell, Jr.
                             President and Chief Executive Officer

    Date November 13, 1998    /s/ Elaine G. Meyers
                             Elaine G. Meyers
                             Treasurer and Chief Financial Officer