Form 10-K
period 1998-12-31
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 1999-03-29
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
             Washington, D.C.  20549
                    FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 1998

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

          Commission file number 0-12126

     FRANKLIN FINANCIAL SERVICES CORPORATION
  (Exact name of registrant as specified in its
                     charter)

     PENNSYLVANIA                            25-1440803
(State or other jurisdiction     (I.R.S. Employer Identification No.)
of incorporation or organization)


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

The aggregate market value of the 2,275,931 shares of the Registrant's common stock held by nonaffiliates of the Registrant as of February 15, 1999, based on the average of the bid and asked price for such shares, was $66,286,490.

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

    (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
     Indicate by the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date. There were 2,806,600 outstanding shares of the Registrant's common stock as of February 15, 1999.

       DOCUMENTS INCORPORATED BY REFERENCE
     (1) Portions of the annual report to
stockholders for the year ended December 31, 1998, are incorporated by reference into Part I and Part
II.
     (2) Portions of the definitive annual proxy statement to be filed, pursuant to Reg. 14A within 120 days after December 31, 1998, are incorporated into Part III.
     FRANKLIN FINANCIAL SERVICES CORPORATION

                    FORM 10-K

                      INDEX

Part I                                          Page

     Item 1.  Business . . . . . . . . . . . . . .2
     Item 2.  Properties . . . . . . . . . . . . .9
     Item 3.  Legal Proceedings. . . . . . . . . .9
     Item 4.  Submission of Matters to a Vote of
              Security Holders . . . . . . . . . .9

Part II

     Item 5.  Market for Registrant's Common
              Equity and Related Stockholder
              Matters . . . . . . . . . .. . . . .9
     Item 6.  Selected Financial Data. . . . . . .9
     Item 7.  Management's Discussion and Analysis
              of Financial Condition and
              Results of Operations .. . . . . . .9
     Item 7a. Quantitative and Qualitative
              Discussion About Market Risk . . . 10
     Item 8.  Financial Statements and
              Supplementary Data . . . . . . . . 10
     Item 9.  Changes in and Disagreements with
              Accountants on Accounting and
              Financial Disclosure. . . . . . . 10

Part III

     Item 10.  Directors and Executive Officers of
               the Registrant . .. . . . . . . . 10
     Item 11.  Executive Compensation. . . . . . 10
     Item 12.  Security Ownership of Certain
               Beneficial Owners and Management. 10
     Item 13.  Certain Relationships and Related
               Transactions . . . .  . . . . . . 11

Part IV

     Item 14.  Exhibits, Financial Statement
Schedules, and Reports on Form 8-K . . . . . . . 11

     Signatures. . . . . . . . . . . . . . . . . 13

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

Competition
     The Corporation and its subsidiary operate in a competitive environment that has intensified in the past few years as they have been compelled to share their market with institutions that are not subject to the regulatory restrictions on domestic banks and bank holding companies.
Profit margins in the traditional banking business of lending and deposit gathering have declined as deregulation has allowed nonbanking institutions to offer alternative services to many of F&M Trust's customers.
     The principal market of F&M Trust is in Franklin County and western Cumberland County, Pennsylvania. Ten commercial bank competitors of F&M Trust have offices in this region, in addition to credit unions, savings and loan associations, mortgage banks, brokerage firms and other competitors. F&M Trust is the largest locally owned financial institution in Franklin County and had total assets of approximately $425,000,000 at December 31, 1998.
     All of the local commercial bank competitors of the Corporation are subsidiaries of bank holding companies. The Corporation ranks seventh in size of the eleven bank holding companies having offices in its primary market.

Staff
     As of December 31, 1998, the Corporation and its subsidiary had 198 full-time equivalent employees. Most employees participate in pension, profit sharing/bonus, and employee stock purchase plans and are provided with group life, health and major medical insurance. Management considers employee relations to be excellent.

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

     F&M Trust is not a member of the Federal Reserve System.
Accordingly, its operations are subject to regulation and examination by the FDIC and by the Pennsylvania Department of Banking (PDOB). F&M
Trust is subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amount of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the Bank. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

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

FDIC Insurance Assessments

     The FDIC has implemented a risk-related premium schedule for all insured depository institutions that results in the assessment of premiums based on capital and supervisory measures. Under the risk-related premium schedule, the FDIC assigns, on a semiannual basis, each depository institution to one of three capital groups (well-capitalized, adequately capitalized or undercapitalized) and further assigns such institution to one of three subgroups within a capital group. The institution's subgroup assignment is based upon the FDIC's judgment of the institution's strength in light of supervisory evaluations, including examination reports, statistical analyses and other information relevant to measuring the risk posed by the institution. Only institutions with a total capital to risk-adjusted assets ratio of 10% or greater, a Tier 1 capital to risk-based assets ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater, are assigned to the well-capitalized group. As of December 31, 1998, the Bank was well capitalized for purposes of calculating insurance assessments.

     The Bank Insurance Fund ("BIF") is presently fully funded at more
than the minimum amount required by law.   Accordingly, the 1999 BIF
assessment rates range from zero for those institutions with the least risk, to $0.27 for every $100 of insured deposits for institutions deemed to have the highest risk. The Bank is in the category of institutions that presently pay nothing for deposit insurance. The FDIC adjusts the rates every six months.

     While the Bank presently pays no premiums for deposit insurance, it is subject to assessments to pay the interest on Financing Corporation ("FICO") bonds. FICO was created by Congress in 1989 to issue bonds to finance the resolution of failed thrift institutions. Prior to 1997, only thrift institutions were subject to assessments to raise funds to pay the FICO bonds. On September 30, 1996, as part of the Omnibus Budget Act,
Congress enacted the Deposit Insurance Funds Act of 1996, which recapitalized the Savings Association Insurance Fund ("SAIF") and provided that BIF deposits would be subject to 1/5 of the assessment to which SAIF deposits are subject for FICO bond payments through 1999.
Beginning in 2000, BIF deposits and SAIF deposits will be subject to the same assessment for FICO bonds. The FICO assessment for 1999 for all depository institutions is expected to be $.0122 for each $100 of BIF deposits and $.063 for each $100 of SAIF deposits. The FDIC sets the FICO assessment rate every six months.

New Legislation
     Proposed legislation is introduced in almost every legislative session that would dramatically affect the regulation of the banking industry. Whether or not such legislation will ever be enacted and what effect it may have on the Corporation and the Bank cannot be estimated at this time.
 .

Selected Statistical Information
     Certain statistical information is included in the Corporation's 1998 Annual Report and is incorporated herein by reference

     Description of Statistical Information                        Annual
     Incorporated by Reference from the                            Report
         1998 Annual Report                                        Page
     Net Interest Income                                           36
     Analysis of Net Interest Income                               38
     Deposits by Major Classification                              38
     Rate-Volume Analysis of Net Interest Income                   39
     Investment Securities at Amortized Cost                       43
     Time Certificates of Deposit of $100,000 or More              43
     Short-Term Borrowings                                         46
     Loan Portfolio                                                47
     Allocation of the Allowance for Possible Loan Losses          48
     Non-Performing Assets                                         48
     Allowance for Possible Loan Losses                            49
     Interest Rate Sensitivity                                     51
     Sensitivity to Change in Market Interest Rates                52
     Maturity Distribution of Investment Portfolio                 52
     Maturities and Interest Rate Terms of Loans                   53
             Capital Ratios                                        53

 Item 2. Properties

     The Corporation's headquarters is located in the main office of F&M Trust at 20 South Main Street, Chambersburg, Pennsylvania. The Corporation owns two properties in Franklin County, Pennsylvania.
     In addition to its main office, F&M Trust owns eleven and leases one property, all of which are used for banking offices and operations. F&M Trust also owns two properties which are held for expansion. All of these properties are located in Franklin and Cumberland Counties, Pennsylvania.

Item 3.  Legal Proceedings
     None

Item 4.  Submission of Matters to a Vote of Security Holders
     None

                              Part II
Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters
     The information related to this item is incorporated by reference to the information appearing under the heading "Market and Dividend
Information" on Page 12 and Shareholders' Information on Page 61 of the Corporation's 1998 Annual Report to Shareholders.

Item 6.  Selected Financial Data
     The information related to this item is incorporated by reference to the information appearing under the heading " Summary of Selected Financial Data" on Page 3 of the Corporation's 1998 Annual Report to Shareholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
     The information related to this item is incorporated by reference to the information appearing under the heading " Management's Discussion and Analysis" on Pages 36 through 55 of the Corporation's 1998 Annual Report to Shareholders.
Item 7a.  Quantitative and Qualitative Disclosures about Market Risk
     The information related to this item is incorporated by reference to the information appearing under Table 12 of Management's Discussion and Analysis on Page 52 of the Corporation's 1998 Annual Report to Shareholders.
Item 8.   Financial Statements and Supplementary Data
     The information related to this item is incorporated by reference to the information appearing under the heading "Financial Statements and Notes to Consolidated Financial Statements", including the Report of Independent Public Accountants, on Pages 12 through 35 of the Corporation's 1998 Annual Report to Shareholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
                              Part III
Item 10.  Directors and Executive Officers of the Registrant
     The information related to this item is incorporated by reference to the material set forth under the headings "Information about Nominees and Continuing Directors" on Pages 5 through 7, and "Executive Officers" on Page 8 of the Corporation's Proxy Statement for the 1999 Annual Meeting of Shareholders.
Item 11.  Executive Compensation
     The information related to this item is incorporated by reference to the material set forth under the headings "Compensation of Directors" on Page 8 and "Executive Compensation and Related Matters" on Pages 9 through 13 of the Corporation's Proxy Statement for the 1999 Annual Meeting of Shareholders, except that information appearing under the headings "Committee Report on Executive Compensation" and "Stock Performance Graph" on Pages 11 through 13 is not incorporated herein by reference.
Item 12.  Security Ownership of Certain Beneficial Owners and
Management
     The information related to this item is incorporated by reference to the material set forth under the headings "Voting of Shares and Principal Holders Thereof" on Page 2 and 3, and "Information about Nominees and Continuing Directors" on Pages 4 through 6 of the Corporation's Proxy Statement for the 1999 Annual Meeting of Shareholders.

Item 13.  Certain Relationships and Related Transactions
     The information related to this item is incorporated by reference to the material set forth under the heading "Transactions with Directors and Executive Officers" on Page 14 of the Corporation's Proxy Statement for the 1999 Annual Meeting of Shareholders.
                              Part IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
     (a) The following documents are filed as part of this report:

         (1) The following Consolidated Financial Statements of the Corporation are incorporated by reference to the 1998 Annual Report to Shareholders:

               Report of Independent Public Accountants;

               Consolidated Balance Sheets - December 31, 1998 and 1997;

               Consolidated Statement of Income - Years ended
               December 31, 1998, 1997, and 1996;

               Consolidated Statements of Changes in Shareholders' Equity - Years ended December 31, 1998, 1997, and
               1996;

               Notes to Consolidated Financial Statements.

         (2) All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and have therefore been omitted.

         (3)   The following exhibits are being filed as part of this report:

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

               13 The 1998 Annual Report to Shareholders of the Corporation.

               21   Subsidiaries of the Corporation.

               23   Consent of Arthur Andersen LLP

               27   Financial Data Schedule

     (b)  Reports on Form 8-K:

          There were no reports filed on Form 8-K for the quarter ended December 31, 1998.

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

                              FRANKLIN FINANCIAL SERVICES
                              CORPORATION

                                   /s/ William E. Snell, Jr.
                              By:  ______________________________
                                   William E. Snell, Jr.
                                   President and Chief Executive
                                   Officer

Date: March 4, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                     Title                            Date
 /s/Jay L Benedict, Jr.
______________________________     Chairman of the Board       March 4, 1999
     Jay L. Benedict, Jr.          and Director

     /s/ Robert G. Zullinger
______________________________     Vice Chairman               March 4, 1999
     Robert G. Zullinger           and Director

 /s/William E. Snell, Jr.
______________________________     President and Chief Executive  March 4, 1999
     William E. Snell, Jr.         Officer and Director

 /s/ Charles S. Bender II
______________________________     Executive Vice              March 4, 1999
     Charles S. Bender II          President and Director

 /s/ Elaine G. Meyers
______________________________     Treasurer and Chief         March 4, 1999
     Elaine G. Meyers              Financial Officer
                                   (Principal Financial and
                                   Accounting Officer)
 /s/ G. Warren Elliott
______________________________     Director                    March 4, 1999
     G. Warren Elliott

/s/ Omer L. Eshleman
______________________________     Director                    March 4, 1999
     Omer L. Eshleman

 /s/ Doanld A. Fry
______________________________     Director                    March 4, 1999
     Donald A. Fry

 /s/ Dennis W. Good, Jr.
______________________________     Director                    March 4, 1999
     Dennis W. Good, Jr.

 /s/ H. Huber McCleary
______________________________     Director                    March 4, 1999
     H. Huber McCleary

 /s/ Jeryl C. Miller
______________________________     Director                    March 4, 1999
     Jeryl C. Miller

 /s/ Stephen E. Patterson
______________________________     Director                    March 4, 1999
     Stephen E. Patterson

 /s/ Charles M. Sioberg
______________________________     Director                    March 4, 1999
     Charles M. Sioberg

 /s/ Martha B. Walker
______________________________     Director                    March 4, 1999
     Martha B. Walker




                      Exhibit Index for the Year
                      Ended December 31, 1998



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

13   The 1998 Annual Report to Shareholders of the Corporation


21   Subsidiaries of Corporation

23   Consent of Arthur Andersen LLP

27   Financial Data Schedule




Exhibit 21




                          Subsidiaries of

              Franklin Financial Services Corporation




    Farmers and Merchants Trust Company of Chambersburg - Direct
              (A Pennsylvania Bank and Trust Company)