Form 10-Q
period 1999-03-31
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 1999-05-14
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC 20549
                                FORM 10-Q

(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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

There were 2,794,366 outstanding shares of the Registrant's common stock as of April 30, 1999.

                           INDEX




                                                            Page
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

          Condensed Consolidated Balance Sheets               2
          as of March 31, 1999 (Unaudited) and
          December 31, 1998

          Condensed Consolidated Statements of                3
          Income for the Three Months ended
          March 31, 1999 and 1998 (unaudited)

          Condensed Consolidated Statements of Cash           4
          Flows for the Three Months Ended March 31,
          1999 and 1998 (unaudited)

          Condensed Consolidated Statements of                5
          Changes in Shareholders' Equity for the
          Twelve and Three Months ended December 31,
          1998 and March 31, 1999 (unaudited)

          Notes to Condensed Consolidated Financial           6
          Statements (unaudited)

Item 2 - Management's Discussion and Analysis of             12
          Financial Condition and Results of Operations


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                    17


SIGNATURE PAGE                                               18

PART I, Item 1


                     CONSOLIDATED BALANCE SHEETS
                       (Amounts in thousands)

                                                                          March 31        December 31
                                                                            1999              1998
                                                                        -------------     ------------
                                                                         (Unaudited)
                               ASSETS

Cash and due from banks                                                      $14,576          $12,895
Interest bearing deposits in other banks                                       2,486           11,514
Investment securities available for sale (Note 3)                            119,663          127,118
Loans, net                                                                   261,273          258,488
Premises and equipment, net                                                    5,799            5,889
Other assets                                                                   9,569            9,097
                                                                        -------------     ------------
Total Assets                                                                $413,366         $425,001
                                                                        =============     ============


                LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits: (Note 4)
  Demand (noninterest bearing)                                              $42,293          $42,224
  Savings and interest checking                                              141,029          141,477
  Time                                                                       133,375          142,878
                                                                        -------------     ------------
Total Deposits                                                               316,697          326,579

Securities sold under agreements to repurchase                                22,190           24,414
Other borrowings                                                              30,744           30,744
Other liabilities                                                              4,500            3,363
                                                                        -------------     ------------
Total Liabilities                                                            374,131          385,100


Commitments and Contingencies                                                 -                -


Shareholders' equity:
Common stock $1 par value per share, 5,000 shares authorized with 3,045  shares issued and 2,794 and 2,802 shares
  outstanding at March 31,1999 and December 31,1998,respectively.              3,045            3,045
Capital stock without par value, 5,000 shares authorized
  with no shares issued or outstanding                                        -                -
Additional paid in capital                                                    19,809           19,793
Retained earnings                                                             20,275           20,562
Accumulated other comprehensive income                                         1,604            1,783
Treasury stock (Note 5)                                                       (4,863)          (4,620)
Unearned compensation                                                           (635)            (662)
                                                                        -------------     ------------
Total Shareholders' Equity                                                    39,235           39,901
                                                                        -------------     ------------

Total Liabilities and Shareholders' Equity                                  $413,366         $425,001
                                                                        =============     ============

The accompanying notes are an integral part of these statements





                  CONSOLIDATED STATEMENTS OF INCOME
               (amounts in thousands, except per share data)
                       (Unaudited)
                                                               For the Three Months Ended
                                                                         March 31
                                                                   1999            1998
                                                               ----------------------------
INTEREST INCOME
  Interest on loans                                                 $5,387          $5,490
  Interest on deposits in other banks                                   74               4
  Interest on Federal funds sold                                         0               0
  Interest and dividends on investments (Note 3)                     1,702           1,219
                                                               ------------     -----------
    Total interest income                                            7,163           6,713
                                                               ------------     -----------
INTEREST EXPENSE
  Interest on deposits                                               2,886           2,665
  Interest on securities sold under agreements to
    repurchase and other borrowings                                    681             451
                                                                ------------     -----------
          Total interest expense                                     3,567           3,116
                                                               ------------     -----------
  Net interest income                                                3,596           3,597

Provision for possible loan losses                                     195             365
                                                               ------------     -----------
Net-interest income after provision
  for possible loan losses                                           3,401           3,232
                                                               ------------     -----------
NONINTEREST INCOME
  Trust fees                                                           634             477
  Service charges, commissions and fees                                404             385
  Other                                                                 16              20
  Securities gains                                                       0             299
                                                               ------------     -----------
    Total noninterest income                                         1,054           1,181
                                                               ------------     -----------
NONINTEREST EXPENSE
  Salaries and benefits                                              1,510           1,411
  Net occupancy expense                                                168             152
  Furniture and equipment expense                                      240             216
  Legal & professional fees                                             99              68
  Data processing                                                      208             193
  Pennsylvania capital shares tax                                       91              83
  Other                                                                564             663
                                                               ------------     -----------
    Total noninterest expense                                        2,880           2,786
                                                               ------------     -----------

Income before Federal income taxes                                   1,575           1,627
                                                               ------------     -----------
Federal income tax expense                                             296             394
                                                               ------------     -----------
    Net income                                                      $1,279          $1,233
                                                               ============     ===========

    Basic earnings per share                                         $0.47           $0.45
    Weighted average shares outstanding (000's)                      2,731           2,728

    Diluted earnings per share                                       $0.46           $0.45
    Weighted average shares outstanding (000's)                      2,768           2,756
The accompanying notes are an integral part of these statements.








                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Amounts in thousands)
                              (Unaudited)

                                                                        For the Three Months Ended
                                                                                March 31
                                                                           1999         1998
                                                                         -----------------------

Cash flows from operating activities:
 Net Income                                                                 1,279         1,233
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation                                                               202           187
   Premium amortization on investment securities                               54            24
   Discount accretion on investment securities                               (265)          (40)
   Provision for possible loan losses                                         195           365
   Securities gains, net                                                     -             (299)
   Principal (gain) loss on sales of mortgage loans                            (2)           25
   Proceeds from sale of mortgage loans                                     4,537         3,904
   Loss on sale of premises and equipment                                    -              (24)
   Loan charge-offs, net of recoveries                                       (121)         (363)
   Increase in interest receivable                                           (359)          (33)
   (Decrease) increase in interest payable                                    (69)          175
   Decrease in unearned discount                                               (3)          (12)
   Increase in prepaid and other assets                                      (113)          (85)
   Increase in accrued expenses and other liabilities                          43           353
  Other, net                                                                  173            29
                                                                         -----------------------
Net cash provided by operating activities                                   5,551         5,439
                                                                         -----------------------

Cash flows from investing activities:
 Proceeds from sales of investment securities available for sale             -              420
 Proceeds from maturities of investment securities held to maturity          -            2,206
 Proceeds from maturities of investment securities available for sale      47,761         2,257
 Purchase of investment securities available for sale                     (40,366)       (2,444)
 Net increase in loans                                                     (7,390)       (7,644)
 Capital expenditures                                                        (112)         (123)
 Proceeds from sales of premises and equipment                               -              173
                                                                         -----------------------
Net cash used in investing activities                                        (107)       (5,155)
                                                                         -----------------------
Cash flows from financing activities:
 Net (decrease) increase in demand deposits,
  NOW accounts and savings accounts                                          (379)       11,395
 Net decrease in certificates of deposit                                   (9,503)         (716)
 Dividends paid                                                              (448)       (2,284)
 Common stock issued under stock option plans                                  23            44
 Purchase of treasury shares                                                 (260)        -
 Net decrease in other borrowings                                          (2,224)       (8,315)
                                                                         -----------------------
Net cash (used in) provided by financing activities                       (12,791)          124
                                                                         -----------------------

(Decrease) increase in cash and cash equivalents                           (7,347)          408

Cash and cash equivalents as of January 1                                  24,409        11,112
                                                                         -----------------------

Cash and cash equivalents as of March 31                                   17,062        11,520
                                                                         ========      ========
The accompanying notes are an integral part of these statements.



Consolidated Statements of Changes in Shareholders' Equity for the year ended December 31, 1998 and the three months ended March 31, 1999
(Amounts in thousands, except share and per share data)

                                                                           Accumulated
                                                       Additional             Other
                                               Common   Paid-in  Retained Comprehensive Treasury  Unearned
                                                Stock   Capital  Earnings    Income      Stock  Compensation  Total
                                              -----------------------------------------------------------------------
Balance at December 31, 1997                    $3,045  $19,761   $17,087       $1,935  ($4,760)     ($763) $36,305



Comprehensive income:
  Net income                                      -        -         4,805      -          -         -         4,805
  Unrealized holding gains arising
    during current period, net of tax             -        -        -               302    -         -           302
  Reclassification adjustment for realized
    gains included in net income, net of tax      -        -        -             (454)    -         -         (454)
                                                                                                           ----------
Total Comprehensive income                                                                                     4,653

Cash dividends declared, $.47 per share           -        -       (1,316)      -          -         -       (1,316)
Cash in lieu of fractional shares
  on 50% stock split                              -        -          (14)      -          -         -          (14)
Common stock issued under
   stock option plans                             -           32    -           -            140     -           172
Amortization of unearned
   compensation                                   -        -        -           -          -            101      101

                                              -----------------------------------------------------------------------
Balance at December 31, 1998                    $3,045  $19,793   $20,562       $1,783  ($4,620)     ($662) $39,901


Comprehensive income:
  Net income                                      -        -         1,279      -          -         -         1,279
  Unrealized holding gains arising
    during current period, net of tax             -        -        -             (179)    -         -         (179)
                                                                                                           -----------
Total Comprehensive income                                                                                     1,100

Cash dividends declared, $.56 per share           -        -       (1,566)      -          -         -       (1,566)
Common stock issued under
   stock option plans                             -            6    -           -             17     -            23
Tax benefit of restricted stock transaction       -           10    -           -          -         -            10
Acquisition of 8,975 shares of treasury stock     -        -        -           -        (260)       -         (260)
Amortization of unearned
   compensation                                   -        -        -           -          -             27       27

                                              ------------------------------------------------------------------------
Balance at March 31, 1999 (unaudited)           $3,045  $19,809   $20,275       $1,604  ($4,863)     ($635) $39,235
                                              ======== ======== ========  ===========  ======== ========== ========


Cash dividends per share in 1998 have been adjusted to reflect a 3 for 2 stock split issued in the form of a 50% stock dividend and distributed on February 3,1998.

The accompanying notes are an integral part of these statements.




    FRANKLIN FINANCIAL SERVICES CORPORATION and SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)


Note 1 - Basis of Presentation

     The consolidated balance sheets as of March 31, 1999 and December 31, 1998, the consolidated statements of income for the three-month periods ended March 31, 1999 and 1998, the consolidated statements of changes in shareholders' equity for the year ended as of December 31, 1998 and the three months ended March 31, 1999 and the consolidated statements of cash flows for the three-month periods ended March 31, 1999 and 1998 have been prepared by the Corporation, without audit where indicated. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 1999, and for all periods presented have been made.

     The consolidated financial statements include the accounts of Franklin Financial Services Corporation (the Corporation), and its wholly-owned subsidiary, Farmers and Merchants Trust Company of Chambersburg, a commercial bank (the Bank). All significant intercompany transactions and account balances have been eliminated.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Corporation's 1998 Annual Report. The results of operations for the period ended March 31, 1999, are not necessarily indicative of the operating results for the full year.

     For purposes of reporting cash flows, cash and cash equivalents include Cash and due from banks, Interest-bearing deposits in other banks and Federal funds sold. Generally, Federal funds are purchased and sold for one-day periods. Supplemental disclosures of cash flows information are as follows:

Cash paid for three months ended March 31:   1999        1998

Interest paid on deposits and
     other borrowed funds . . . . .        $3,636,000  $2,941,000
Income taxes paid                          $    -      $  120,000

     Earnings per share is computed based on the weighted average number of shares outstanding during each quarter, adjusted retroactively for stock splits and dividends. A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

                                        For the quarter ended
                                               March 31
                                         1999           1998
(Amounts in thousands)
Weighted average shares
     outstanding (basic)                2,731          2,728

Impact of common stock equivalents,        37             28
     primary stock options

Weighted average shares
     outstanding (diluted)              2,768          2,756


Note 2. Capital Adequacy

Quantitative measures established by regulation to ensure capital adequacy require financial institution to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets.
The Capital ratios of the Corporation and its bank subsidiary are as follows:
                                         As of March 31, 1999 (unaudited)
                                                                               To be well
                                                                               Capitalized Under
                                                              For Capital      Prompt Corrective
                                          Actual              Adequacy PurposesAction Provisions
    (Amounts in thousands)                Amount    Ratio      Amount  Ratio    Amount    Ratio


    Total Capital (to Risk Weighted Assets)
    Corporation                           $39,547    14.22%    $22,197  8.00%   $27,746    10.00%
    Bank                                   36,140    13.16%     21,971  8.00%    27,464    10.00%

    Tier I Capital (to Risk Weighted Assets)
    Corporation                           $36,077    13.00%    $11,098  4.00%   $16,648     6.00%
    Bank                                   32,704    11.91%     10,985  4.00%    16,478     6.00%

    Tier I Capital (to Average Assets)
    Corporation                           $36,077     8.63%    $16,720  4.00%   $20,900     5.00%
    Bank                                   32,704     7.88%     16,591  4.00%    20,739     5.00%




Note 3 - Investment Securities

Amortized cost and estimated market values of available for sale investment securities as of March 31, 1999 (unaudited), and December 31, 1998, were as follows (amounts in thousands):



                                                              March 31                          December 31
                                                               1999                              1998
                                                     ------------------------------------------------------------
                                                                     Estimated                        Estimated
                                                     Amortized        Market           Amortized       Market
                                                       Cost            Value             Cost           Value
                                                     --------------------------------  --------------------------

Equity securities                                      $3,619          $4,867            $3,404         $4,674
U.S. Treasury securities and obligations
  of U.S. Government agencies & corporations            14,038          14,195            13,992         14,243
Obligations of state and political subdivisions         47,877          48,707            48,490         49,452
Corporate debt securities                               27,637          27,690            32,959         33,053
Mortgage - backed securities                            24,062          24,204            25,572         25,696
                                                     --------------------------------  -------------------------------
                                                     $117,233        $119,663          $124,417       $127,118
                                                     ========        ========          ========       ========



Interest income and dividends received on investment securities for the three months ended March 31, 1999 and 1998 are as follows (amounts in thousands):

                                                       Three Months
                                                       1999    1998
                                                     -----------------
                                                       (Unaudited)

U.S. Government Obligations                               $52    $68
Obligations of U.S. Government
  Agencies and Corporations                               503    575
Obligations of States and
  Political Subdivisions                                  597    383
Other Securities, primariy
  Notes and Debentures                                    504    146
Common Stock                                               46     47
                                                     -----------------
                                                       $1,702 $1,219
                                                     ======== ======




Note 4 - Deposits

Deposits are summarized as follows (amounts in thousands):

                                                         March 31         December 31
                                                           1999              1998
                                                         ----------        ----------
                                                        (Unaudited)

Demand                                                      $42,293           $42,224
Savings
  Interest-bearing checking                                   41,636            46,707
  Money Market Accounts                                       59,616            56,623
  Passbook and Statement Savings                              39,777            38,147
                                                         ----------        ----------
                                                           $141,029          $141,477
                                                         ----------        ----------

Time
  Deposits of $100,000 and over                               23,707            33,223
  Other Time Deposits                                        109,668           109,655
                                                         ----------        ----------
                                                             133,375           142,878
                                                         ----------        ----------
           Total Deposits                                  $316,697          $326,579
                                                          =========         =========

                                       ======         ======

NOTE 5 - Stock Repurchase Program

     On March 4, 1999, the Board of Directors authorized the repurchase of up to 50,000 shares of the Corporation's $1.00 par value common stock, representing approximately 1.79% of such shares then issued and outstanding. The repurchases are authorized to be made from time to time during the next 12 months in open market or privately negotiated transactions. The repurchased shares will be held as treasury shares available for issuance in connection with future stock dividends and stock splits, employee benefit plans, executive compensation plans, and for issuance under the Dividend Reinvestment Plan and other corporate purposes. No common shares were purchased under this plan in the first quarter of 1999.

     Under a similar plan authorized by the Board of Directors in March 1998, 8,975 shares of the Corporation's common stock were repurchased at a cost of approximately $260,000.



NOTE 6 - Recent Accounting Pronouncements

     On March 4, 1998, the American Institute of Certified Public Accountants issued Statement of Position, (SOP) 98-1, Accounting for the Costs of Computed Software Developed or Obtained for Internal Use. This Statement provides guidelines on accounting for the costs of computer software developed or obtained for internal use and is effective for financial statements for fiscal years beginning after December 15, 1998. The Corporation adopted SOP 98-1 on January 1, 1999. The impact of adoption was immaterial.

            Management's Discussion and Analysis of
         Results of Operations and Financial Condition
                  for the Three Months Periods
                      Ended March 31, 1998


Part I, Item 2

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

Financial Condition

     Total assets grew $1.8 million to $355.6 million at March 31, 1998, from $353.9 million at December 31, 1997. Most of the asset growth in the first quarter of 1998 was recorded in earning assets which increased $1.6 million to $330.2 million at March 31, 1998 from $328.6 million at December 31, 1997. Earning assets represented 92.8% of total assets at March 31, 1998 and December 31, 1997. Proceeds from the sale of available-for-sale securities in the first quarter of 1998 totaled $420,000 and included gains of $299,000. Despite the sale of some available-for-sale equity securities in the first quarter of 1998 the market value of available-for-sale securities remained stable at $59.3 million at March 31, 1998 and December 31, 1997. Net unrealized gains on available-for-sale securities equaled $1.9 million at March 31, 1998. Net loans grew $3.7 million, or 1.5%, to $244.9 million at March 31, 1998, from $241.2 million at December 31, 1997, despite the sale of approximately $4.0 million in mortgage loans to the secondary market, primarily Federal National Mortgage Association (FNMA). Commercial and mortgage loan activity was robust during the first quarter of 1998 due to the strong economy and the low interest rate environment. Consumer loan volume remained steady and reflects the implementation of tighter consumer underwriting standards instituted in 1997 and the improved lending skills of our lending staff, a result of an extensive lending training program provided in 1997 and completed in the spring of 1998.

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

     Capital adequacy is currently defined by banking regulatory agencies through the use of several minimum required ratios. At March 31, 1998 the Corporation was determined to be well capitalized as defined by the banking regulatory agencies. The Corporation's leverage ratio, Tier I and Tier II risk-based capital ratios at March 31, 1998, were 9.57%, 13.78% and 15.03%, respectively.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits
          None

     (b) Reports on Form 8-K
          A Form 8-K dated March 5, 1999 was filed in connection with a stock repurchase program.

FRANKLIN FINANCIAL SERVICES CORPORATION
and SUBSIDIARY

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         Franklin Financial Services Corporation


   May 11, 1999          /s/ William E. Snell, Jr.

                          William E. Snell Jr.
                          President and Chief Executive Officer




   May 11, 1999          /s/ Elaine G. Meyers
                          Elaine G. Meyers
                          Treasurer and Chief Financial Officer