Form 10-Q/A
period 1999-03-31
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 1999-07-29
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC 20549
                                FORM 10-Q/A

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

There were 2,794,960 outstanding shares of the Registrant's common stock as of June 30, 1999.

                           INDEX


PART I

Item 2 - Management's Discussion and Analysis of
          Financial Condition and Results of Operations


SIGNATURE PAGE


           Management's Discussion and Analysis of
        Results of Operations and Financial Condition
                 for the Three Month Period
                    Ended March 31, 1999


Part 1, Item 2

Results of Operations

     The Corporation reported net earnings of $1,279,000 for the first quarter ended March 31, 1999, versus net earnings of $1,233,000 for the same quarter in 1998, reflecting an increase of 3.7%. Basic earnings per share for the quarter ended March 31, 1999, increased 4.4% to $.47 from $.45 for the first quarter of 1998. Diluted earnings per share were $.46 and $.45, respectively, for the same two periods.
Per share earnings are weighted to reflect the impact of the stock repurchase program. Book value per share equaled $14.10 at March 31, 1999, compared to $13.40 at March 31, 1998.

     The Corporation's annualized return on average assets
(ROA) and return on average equity (ROE) for the first quarter of 1999 were 1.24% and 13.10%, respectively, compared to 1.41% and 13.54%, respectively, for the first quarter of 1998. The decline in ROA can be attributed primarily to a fourth quarter 1998 increase in assets of approximately $36.1 million versus a $35.0 million decrease in assets in the fourth quarter of 1997. The changes in total assets for both years carried over into the first quarter of the subsequent years causing a negative impact on first quarter 1999 ROA and a positive impact on first quarter 1998 ROA. The decrease in ROE for the first quarter of 1999 compared to the first quarter of 1998 was primarily the result of the impact of significant changes in shareholders' equity. Additional cash dividends declared in the fourth quarter of 1997 which totaled $2.3 million contributed to lower average equity during the first quarter of 1998 versus the first quarter 1999. Average equity during the first quarter of 1999 equaled $39.6 million compared to $36.9 million for the first quarter of 1998. The effect of the changes in equity, when comparing first quarter to first quarter was an inflated ROE in the first quarter of 1998 due to the lower level of average equity. Both measurements in the first quarter of 1998 were positively impacted by the recovery of interest and expense totaling approximately $103,000 related to nonaccrual loans.


     Net interest income remained stable at $3.6 million for both quarters ended March 31, 1999 and 1998. Interest income for the first quarter ended March 31, 1999, totaled $7.16 million versus $6.71 million for the first quarter ended March 31, 1998, an increase of $450,000.
Interest expense for the same period ended March 31, 1999, totaled $3.57 million versus $3.12 million for the quarter ended March 31, 1998, an increase of $451,000. Average interest-earning assets grew approximately $63.0 million to $396.0 million in the first quarter of 1999 versus 1998 and average interest-bearing liabilities grew approximately $61.0 million to $334.0 million for the same period of 1999
versus 1998.   Despite the growth of interest-earning assets
out pacing the growth of interest-bearing liabilities, the Corporation's net interest margin narrowed to 3.96% (tax-equivalent) at March 31, 1999, from 4.61% (tax-equivalent) at March 31, 1998. The growth in interest-earning assets over the twelve-month period from March 31, 1998 to March 31, 1999, occurred more in lower-yielding tax-exempt investments than in higher- yielding loans, contracting the net interest margin. Loan growth trailing behind deposit growth has also been a contributing factor to the narrowed net interest margin. The slower loan growth was due mainly to competitive pressures in attracting new quality loan business. Growth in interest-bearing liabilities over the twelve-month period from March 31, 1998 to March 31, 1999,
occurred mostly in deposits and other borrowings.   The
strategy of paying close to market rates on money market type deposits resulted in an increase of almost $20.0 million in interest-bearing deposits from March 31, 1998 to March 31, 1999, and contributed to a squeezed net interest margin. A $15.0 million investment securities leverage transaction implemented in the fourth quarter of 1998 contributed to the increase in other borrowings as well as investment securities.

     The Corporation expensed $195,000 for possible loan losses in the first quarter of 1999 compared to $365,000 for the first quarter of 1998. Net charge-offs totaled $121,000 for the quarter ended March 31, 1999 compared to $363,000 for the quarter ended March 31, 1998. Charge-offs for both periods were primarily from the Corporation's consumer loan portfolio.

     Total noninterest income, excluding securities gains, equaled $1.05 million for the three months ended March 31, 1999, versus $882,000 for the three months ended March 31, 1998. An 8.0% growth in the market value of trust assets under management to $402.1 million over the twelve-month period from March 31, 1998, contributed to the growth in trust fee income. Trust fee income totaled $634,000 for the first quarter of 1999 compared to $477,000 for the same period in 1998, accounting for most of the increase in total noninterest income.

     The Corporation realized no net securities gains for the three months ended March 31, 1999, versus $299,000 realized in the comparable period in 1998. Securities gains realized in the first quarter of 1998 were entirely form the Corporation's available for sale equity securities portfolio.

     Total noninterest expense recorded a moderate increase of $94,000, or 3.4%, to $2.9 million for the first quarter of 1999 versus $2.8 million for the first quarter of 1998 and was spread over all expense line items. Salaries and benefits recorded the largest increase at $99,000, or 7.0%, to $1.5 million due mainly to general merit increases. The largest decrease occurred in other expense. Costs associated with real estate write downs and building demolition in the first quarter of 1998 were primarily responsible for the $99,000 decrease in other expense in the first quarter of 1999, offsetting the increase in salaries and benefits.

     Federal income tax expense for the first quarter ended March 31, 1999, totaled $296,000 compared to $394,000 for the same quarter in 1998. The Corporation's effective tax rate for the quarter ended March 31, 1999 was 18.8% compared to 24.2% for the quarter ended March 31, 1998. The decrease in the effective tax rate quarter versus quarter is due almost entirely to an increase in tax-exempt income relative to pretax income.


Year 2000

     At March 31, 1999, the Corporation determined its Year 2000 state of readiness to be 85% complete for all mission critical equipment and systems. Phase III, the testing and validation phase, is currently underway and is expected to be completed by August 31, 1999. The Corporation continues to maintain ongoing contact with companies that are commercial borrowers and who are not yet fully compliant with their Year 2000 issues. To date, the Corporation does not know of any commercial business borrower whose Year 2000 status has caused concern for the Corporation's management. There has not been any Year 2000 costs incurred or reflected in first quarter 1999 net income. Aggregate Year 2000 costs for the Corporation are expected to be less than $200,000. The Corporation's Year 2000 contingency plan is in process with completion expected by August 31, 1999.


Financial Condition

     Total assets were down $11.6 million, or 2.7 %, to $413.4 million at March 31, 1999, compared to $425.0 million at year-end 1998. Driving the net decrease in assets was a decrease of $9.9 million in deposits, primarily time deposits, and a decrease of $2.2 million in Repo accounts (securities sold under agreements to repurchase). Corresponding decreases in assets are reflected in interest-bearing deposits in other banks, down $9.0 million and investment securities, down $7.5 million. The decrease in investment securities reflects maturities within the portfolio; the decrease in deposits was primarily related to
deposits of a local area school district.   Cash and due
from banks and net loans were up, partially offsetting decreases in the aforementioned asset categories. Net loans recorded a small increase of $2.8 million to $261.3 million at March 31, 1999, compared to $258.5 million at December 31, 1998. Activities in the commercial and mortgage loan portfolios were primarily responsible for the moderate increase in net loans. Other liabilities increased $1.1 million to $4.5 million at March 31, 1998 versus $3.4 million at December 31, 1998, primarily due to recognizing a special $.40 cash dividend declared by the Board of Directors in March and paid to shareholders on April 15, 1999. As a result of recognizing the special cash dividend declared in March 1999 in retained earnings, a decrease in net unrealized gains and an increase in treasury stock from repurchased common shares, total shareholders' equity declined $666,000 to $39.2 million at March 31, 1999 from $39.9 million at December 31, 1998. The Corporation's Tier 1 leverage ratio and risk-based capital ratio at March 31, 1999, were 8.63% and 13.00 %, respectively, compared to 9.16% and 12.73%, respectively, at December 31, 1998.

     Net charge-offs for the first quarter ended March 31, 1999, totaled $121,000 compared to $363,000 for the first quarter of 1998. As discussed in the Corporation's 1998
Annual Report, personal bankruptcies of loan customers continue to have an adverse impact on the Corporation.
Although improvement has occurred in the first quarter of 1999, management remains alert to any signs that would indicate problems ahead. To date, the Corporation has experienced no charge-offs from new loans booked after more stringent underwriting standards were implemented and intense consumer loan training for all consumer loan personnel was in progress and/or completed. The annualized ratio of net charge-offs to average loans was .19% at March
31, 1999, compared to .32% and .60% at December 31, 1998 and March 31, 1998, respectively.

     Nonperforming loans were up slightly to $1.7 million at March 31, 1999, from $1.6 million at December 31, 1998. Included in nonperforming loans at March 31, 1999, were nonaccrual loans totaling $1.2 million and loans past due 90 days or more totaling $512,000 compared to $1.3 million and $314,000, respectively, at December 31, 1998. The Corporation recorded other real estate owned equaling $541,000 at March 31, 1999, and $527,000 at December 31,
1998. Nonperforming assets represented .54% of total assets at March 31, 1999 compared to .51% at December 31, 1998.

     The allowance for possible loan losses totaled $3.6 million at March 31, 1999, compared to $3.5 million at December 31, 1998. The allowance represented 1.38% and
1.35% of total loans at March 31, 1999 and December 31,
1998, respectively and provided coverage for nonperforming loans of 2.1 times at March 31, 1999.

     Unemployment in the Franklin County area remained low at around 4%. The local economy is strong and continues to be fairly well diversified.

Liquidity

     The Corporation's liquidity position (net cash, short-term and marketable assets divided by net deposits and short-term liabilities) was 29.4% at March 31, 1998. The Corporation had advances outstanding totaling $30.7 million with the Federal Home Loan Bank of Pittsburgh (FHLB) at
March 31, 1999. All advances outstanding with FHLB were term borrowings with stated maturities. The Corporation has the ability to borrow overnight funds through FHLB. Currently, the maximum borrowing capacity for the Corporation with FHLB is approximately $89 million. Management believes that liquidity is adequate to meet the borrowing and deposit withdrawal needs of its customers.

Capital Adequacy

     Total shareholders' equity decreased $666,000 to $39.2
million at March 31, 1999, from $39.9 million at December
31, 1998.   Cash dividends declared totaling $1.1 million
were recorded in the first quarter of 1999 versus none recorded in the first quarter of 1998. Cash dividends declared in the first quarter of 1999 included a regular cash dividend of $.16 per share and a special cash dividend of $.40 per share.

     Capital adequacy is currently defined by banking regulatory agencies through the use of several minimum required ratios. At March 31, 1999, the Corporation was determined to be well capitalized as defined by the banking regulatory agencies. The Corporation's leverage ratio, Tier I and Tier II risk-based capital ratios at March 31, 1999, were 8.63%, 13.00% and 14.22 %, respectively. For more information on the Corporation's capital ratios refer to Footnote 2 in the accompanying financial statements.


FRANKLIN FINANCIAL SERVICES CORPORATION
and SUBSIDIARY

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         Franklin Financial Services Corporation


   July 27, 1999          /s/ William E. Snell, Jr.
                              -----------------------------------
                              William E. Snell, Jr.
                              President and Chief Executive Officer




   July 27, 1999          /s/ Elaine G. Meyers
                              ----------------------------------
                              Elaine G. Meyers
                              Treasurer and Chief Financial Officer