Form 10-Q
period 1999-06-30
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 1999-08-13
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549
                            FORM 10-Q

(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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

20 SOUTH MAIN STREET (P.O. BOX 6010), CHAMBERSBURG,PA 17201-0819
            (Address of principal executive officer)

                          717/264-6116
      (Registrant's telephone number, including area code)

_________________________________________________________________
                               __
 (Former name, former address and former fiscal year, if changed since last report)

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

There were 2,795,093 outstanding shares of the Registrant's common stock as of August 3, 1999.
                              INDEX




                                                            Page
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

          Consolidated Balance Sheets  as of
          June 30, 1999 (Unaudited) and
          December 31, 1998

          Consolidated Statements of Income
          for the Three and Six Months ended
          June 30, 1999 and 1998 (unaudited)

          Consolidated Statements of Changes
          in Shareholders' Equity for the Twelve
          and Six Months ended December 31, 1998
          and June 30, 1999 (unaudited)

          Consolidated Statements of Cash Flows
          for the Six Months Ended June 30, 1999
          and 1998 (unaudited)

          Notes to Consolidated Financial
          Statements (unaudited)

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations


PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

Item 6 - Exhibits and Reports on Form 8-K


SIGNATURE PAGE


                     CONSOLIDATED BALANCE SHEETS
                       (Amounts in Thousands)

                                                                           June 30        December 31
                                                                            1999              1998
                                                                        -------------     ------------
                                                                         (unaudited)
                               ASSETS

Cash and due from banks                                                      $10,884          $12,895
Interest bearing deposits in other banks                                       7,002           11,514
Investment securities available for sale (Note 3)                            124,662          127,118
Loans, net                                                                   268,520          258,488
Premises and equipment, net                                                    5,737            5,889
Other assets                                                                   9,576            9,097
                                                                        -------------     ------------
Total Assets                                                                $426,381         $425,001
                                                                        =============     ============


                LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits: (Note 4)
  Demand (non-interest bearing)                                              $42,766          $42,224
  Savings and Interest checking                                              149,708          141,477
  Time                                                                       137,117          142,878
                                                                        -------------     ------------
Total Deposits                                                               329,591          326,579

Securities sold under agreements to repurchase                                24,009           24,414
Other borrowings                                                              30,744           30,744
Other liabilities                                                              2,794            3,363
                                                                        -------------     ------------
Total Liabilities                                                            387,138          385,100


Commitments and Contingencies                                                 -                -


Shareholders' equity:
Common stock $1 par value per share, 15,000 shares authorized with 3,045  shares issued and 2,795 and 2,802 shares
  outstanding at June 30,1999 and December 31,1998,respectively.               3,045            3,045
Capital stock without par value, 5,000 shares authorized
  with no shares issued or outstanding                                        -                -
Additional paid in capital                                                    19,814           19,793
Retained earnings                                                             21,073           20,562
Accumulated other comprehensive income                                           770            1,783
Treasury stock (Note 5)                                                       (4,851)          (4,620)
Unearned compensation                                                           (608)            (662)
                                                                        -------------     ------------
Total shareholders' equity                                                    39,243           39,901
                                                                        -------------     ------------

Total Liabilities and Shareholders' Equity                                  $426,381         $425,001
                                                                        =============     ============

The accompanying notes are an integral part of these statements





        CONSOLIDATED STATEMENTS OF INCOME
    (amounts in thousands, except per share)
                   (Unaudited)
                                                               For the Three Months Ended       For the Six Months Ended
                                                                 June 30                          June 30
                                                                   1999            1998             1999             1998
                                                               ----------------------------     -----------------------------
INTEREST INCOME
  Interest on loans                                                 $5,437          $5,443          $10,823          $10,934
  Interest on deposits in other banks                                   91              59              165               63
  Interest on Federal funds sold                                         0               0                0                0
  Interest and dividends on investments (Note 3)                     1,658           1,211            3,360            2,430
                                                               ------------     -----------     ------------     ------------
    Total interest income                                            7,186           6,713           14,348           13,427
                                                               ------------     -----------     ------------     ------------
INTEREST EXPENSE
  Interest on deposits                                               2,908           2,741            5,794            5,406
  Interest on securities sold under agreements to
    repurchase and other borrowings                                    710             446            1,391              898
                                                               ------------     -----------     ------------     ------------
          Total interest expense                                     3,618           3,187            7,185            6,304
                                                               ------------     -----------     ------------     ------------
  Net interest income                                                3,568           3,526            7,163            7,123

Provision for possible loan losses                                     200             190              395              555
                                                               ------------     -----------     ------------     ------------
Net-interest income after provision
  for possible loan losses                                           3,368           3,336            6,768            6,568
                                                               ------------     -----------     ------------     ------------
NONINTEREST INCOME
  Trust fees                                                           522             412            1,157              888
  Service charges, commissions and fees                                506             521              910              918
  Other                                                                 19              44               33               62
  Securities gains                                                       0             196                0              495
                                                               ------------     -----------     ------------     ------------
    Total noninterest income                                         1,047           1,173            2,100            2,363
                                                               ------------     -----------     ------------     ------------
NONINTEREST EXPENSE
  Salaries and benefits                                              1,482           1,346            2,991            2,756
  Net occupancy expense                                                163             158              331              310
  Furniture and equipment expense                                      187             174              427              390
  Advertising                                                          181             157              257              240
  Data processing                                                      167             154              375              348
  Pennsylvania capital shares tax                                       91              86              181              169
  Other                                                                595             817            1,182            1,474
                                                               ------------     -----------     ------------     ------------
    Total noninterest expense                                        2,866           2,892            5,744            5,687
                                                               ------------     -----------     ------------     ------------

Income before Federal income taxes                                   1,549           1,617            3,124            3,244
                                                               ------------     -----------     ------------     ------------
Federal income tax expense                                             304             375              600              769
                                                               ------------     -----------     ------------     ------------
    Net income                                                      $1,245          $1,242           $2,524           $2,475
                                                               ============     ===========     ============     ============

    Basic earnings per share                                         $0.46           $0.46            $0.93            $0.91
    Weighted average shares outstanding (000's)                      2,727           2,729            2,729            2,728

    Diluted earnings per share                                       $0.45           $0.45            $0.91            $0.89
    Weighted average shares outstanding (000's)                      2,764           2,768            2,766            2,767

The accompanying notes are an integral part of these statements.




Consolidated Statements of Changes in Shareholders' Equity for the six months ended ended June 30, 1998 and 1999
(Amounts in thousands, except per share data)

                                                                      Accumulated
                                                  Additional             Other
                                          Common   Paid-in  Retained ComprehensiveTreasury  Unearned
(Amounts in thousands, except per          Stock   Capital  Earnings    Income      Stock  Compensatio  Total
 share data)                             -----------------------------------------------------------------------
 Balance at December 31, 1997               $3,045  $19,761   $17,087       $1,935  ($4,760)     ($763) $36,305

Comprehensive income:
  Net income                                 -        -         2,475      -          -         -         2,475
  Unrealized holding gains arising
    during current period, net of tax        -        -        -               239    -         -           239
  Reclassification adjustment for realized
  gains included in net income, net of tax    -        -        -             (312)    -         -         (312)
                                                                                                      ----------
Total Comprehensive income                                                                                2,402

Cash dividends declared, $.15 per share      -        -         (420)      -          -         -         (420)
Cash in lieu of fractional shares
  on 50% stock split                         -        -          (14)      -          -         -          (14)
Common stock issued under
   stock option plans                        -           11    -           -             51     -            62
Amortization of unearned
   compensation                              -        -        -           -          -             50       50

                                         ----------------------------------------------------------------------
Balance at June 30, 1998                   $3,045  $19,772   $19,128       $1,862  ($4,709)     ($713) $38,385
                                         ======== ======== ========  ===========  ======== ========== ========


Balance at December 31, 1998               $3,045   19,793    20,562        1,783   (4,620)      (662) $39,901

Comprehensive income:
  Net income                                 -        -         2,524      -          -         -         2,524
  Unrealized holding losses arising
    during current period, net of tax        -        -        -           (1,013)    -         -       (1,013)
  Reclassification adjustment for realized
    gains included in net income, net of tax -        -        -           -          -         -             0
                                                                                                      ----------
Total Comprehensive income                                                                                1,511

Cash dividends declared, $.72 per share      -        -       (2,013)      -          -         -       (2,013)
Common stock issued under
   stock option plans                        -           11    -           -             29     -            40
Tax benefit of restricted stock transactions -           10    -           -          -         -            10
Acquisition of 8,975 treasury shares         -        -        -           -        (260)       -         (260)
Amortization of unearned
   compensation                              -        -        -           -          -             54       54

                                         ---------------------------------------------------------------------
Balance at June 30, 1999                   $3,045  $19,814   $21,073         $770  ($4,851)     ($608) $39,243
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



              CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Amounts in Thousands)
                          (Unaudited)

                                                                  For the Six Months Ended
                                                                          June 30
                                                                    1999         1998
                                                                  ------------------------

Cash flows from operating activities:
 Net Income                                                          2,524         2,475
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation                                                        400           375
   Net amortization of securities premiums and discounts              (235)          (21)
   Provision for possible loan losses                                  395           555
   Securities gains, net                                              -             (495)
   Mortgage loans originated for sale                               (8,148)      (13,322)
   Proceeds from sale of mortgage loans                              8,153        13,359
   Principal (gain) loss on sales of mortgage loans                     (5)           37
   Loss on sale of premises and equipment                             -              294
   Loan charge-offs, net of recoveries                                (267)         (534)
   (Increase) interest receivable and other assets                    (421)         (109)
   (Decrease) increase in interest payable and other liabilities       (47)          100
                                                                  ---------       -------
Net cash provided by operating activities                            2,349         2,714
                                                                  ---------       -------

Cash flows from investing activities:
 Proceeds from sales of investment securities available for sale      -              726
 Proceeds from maturities of investment securities held to maturit    -            3,645
 Proceeds from maturities of investment securities available for s  73,257         7,687
 Purchase of investment securities available for sale              (72,100)      (11,190)
 Net increase in loans                                             (10,155)       (6,470)
 Capital expenditures                                                 (248)         (758)
 Proceeds from sales of premises and equipment                        -              207
                                                                  ----------      -------
Net cash used in investing activities                               (9,246)       (6,153)
                                                                  ----------      -------
Cash flows from financing activities:
 Net increase in demand deposits,
  NOW accounts and savings accounts                                  8,773        18,747
 Net (decrease) increase in certificates of deposit                 (5,761)          355
 Dividends paid                                                     (2,013)       (2,703)
 Common stock issued under stock option plans                           40            62
 Purchase of treasury shares                                          (260)        -
 Net (decrease) in other borrowings                                   (405)       (7,062)
                                                                  ----------     --------
Net cash (used in) provided by financing activities                    374         9,399
                                                                  ----------     --------

(Decrease) Increase in cash and cash equivalents                    (6,523)        5,960

Cash and cash equivalents as of January 1                           24,409        11,112
                                                                  ----------     --------

Cash and cash equivalents as of June 30                             17,886        17,072
                                                                  ========      ========
The accompanying notes are an integral part of these statements.








    FRANKLIN FINANCIAL SERVICES CORPORATION and SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


Note 1 - Basis of Presentation

     The consolidated balance sheets as of June 30, 1999 and December 31, 1998, the consolidated statements of income for the three and six month periods ended June 30, 1999 and 1998, the consolidated statements of changes in shareholders' equity for the year ended of December 31, 1998 and the six months ended June 30, 1999 and the consolidated statements of cash flows for the six month periods ended June 30, 1999 and 1998 have been prepared by the Corporation, without audit where indicated. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 1999, and for all periods presented have been made. Certain prior year amounts have been reclassified to be consistent with the current year's reporting.

     The consolidated financial statements include the accounts of Franklin Financial Services Corporation (the Corporation), and its wholly-owned subsidiary, Farmers and Merchants Trust Company of Chambersburg. All significant intercompany transactions and account balances have been eliminated.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Corporation's 1998 Annual Report. The results of operations for the period ended June 30, 1999, are not necessarily indicative of the operating results for the full year.

     For purposes of reporting cash flows, cash and cash equivalents include cash, due from banks, and federal funds sold.
Generally, Federal funds are purchased and sold for one-day periods. Supplemental disclosures of cash flows information are as follows:

Cash paid for six months ended June 30:                 1999          1998
                                                        ----          ----
Interest paid on deposits and other borrowed funds  $7,213,000     $6,103,000
Income taxes paid                                   $  732,000     $  425,000

Earnings per share is computed based on the weighted average number of shares outstanding during each quarter, adjusted retroactively for stock splits and dividends. A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

                                                   For the quarter ended
                                                           June 30
                                                    1999           1998
(Amounts in thousands)
Weighted average shares outstanding (basic)        2,727           2,729

Impact of common stock equivalents                    37              39
                                                  ------          ------
Weighted average shares outstanding (diluted)      2,764           2,768
                                                  ======          ======



                                                 For the six months ended
                                                         June 30
                                                  1999              1998
(Amounts in thousands)
Weighted average shares outstanding (basic)      2,729             2,728

Impact of common stock equivalents                  37                39
                                                 ------            ------
Weighted average shares outstanding (diluted)    2,766             2,767
                                                 ======            ======

    Note 2. Capital Adequacy

    Quantitative measures established by regulation to ensure capital adequacy require financial institutions to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and of Tier 1 capital to average assets. The Capital ratios of the Corporation and its bank subsidiary are as follows:
                                         As of June 30, 1999 (unaudited)
                                                                               To be well
                                                                               Capitalized Under
                                                              For Capital      Prompt Corrective
                                          Actual              Adequacy PurposesAction Provisions
    (Amounts in thousands)                Amount    Ratio      Amount  Ratio    Amount    Ratio


    Total Capital (to Risk Weighted Assets)
    Corporation                           $40,488    14.23%    $22,755  8.00%     N/A
    Bank                                   37,147    13.17%     22,567  8.00%    28,209    10.00%

    Tier 1 Capital (to Risk Weighted Assets)
    Corporation                           $36,931    12.98%    $11,377  4.00%     N/A
    Bank                                   33,619    11.92%     11,284  4.00%    16,926     6.00%

    Tier 1 Capital (to Average Assets)
    Corporation                           $36,931     8.71%    $16,952  4.00%     N/A
    Bank                                   33,619     8.00%     16,815  4.00%    21,019     5.00%






                                         As of December 31, 1998
                                                                               To be well
                                                                               Capitalized Under
                                                              For Capital      Prompt Corrective
                                          Actual              Adequacy PurposesAction Provisions
    (Amounts in thousands)                Amount    Ratio      Amount  Ratio    Amount    Ratio


    Total Capital (to Risk Weighted Assets)
    Corporation                           $40,048    13.97%    $22,940  8.00%     N/A
    Bank                                   35,708    12.58%     22,706  8.00%    28,383    10.00%

    Tier 1 Capital (to Risk Weighted Assets)
    Corporation                           $36,500    12.73%    $11,470  4.00%     N/A
    Bank                                   32,160    11.33%     11,353  4.00%    17,030     6.00%

    Tier 1 Capital (to Average Assets)
    Corporation                           $36,500     9.16%    $15,935  4.00%     N/A
    Bank                                   32,160     8.13%     15,826  4.00%    19,782     5.00%




Note 3 - Investment Securities

Amortized cost and estimated market values of available for sale investment securities as of June 30, 1999 (unaudited), and December 31, 1998,  were as follows (amounts in thousands):



                                                             March 31                          December 31
                                                               1999                              1998
                                                     -------------------------------------------------------------------
                                                                     Estimated                        Estimated
                                                     Amortized        Market           Amortized       Market
                                                       Cost            Value             Cost           Value
                                                     --------------------------------  -------------------------------

Equity securities                                      $3,619          $4,768            $3,404         $4,674
U.S. Treasury securities and obligations
  of U.S. Government agencies & corporations            14,987          15,006            13,992         14,243
Obligations of state and political subdivisions         49,225          49,517            48,490         49,452
Corporate debt securities                               21,405          21,390            32,959         33,053
Mortgage - backed securities                            34,259          33,981            25,572         25,696
                                                     --------------------------------  -------------------------------
                                                     $123,495        $124,662          $124,417       $127,118
                                                     ========        ========          ========       ========



Interest income and dividends received on investment securities for the three and six months ended June 30, 1999 and 1998 are as follows (amounts in thousands):

                                                       Three Months               Six Months
                                                       1999    1998             1999     1998
                                                     ------------------      ------------------
                                                     (Unaudited)              (Unaudited)

U.S. Government Obligations                               $40    $68               $92     $136
Obligations of U.S. Government
  Agencies and Corporations                                625    552             1,128    1,127
Obligations of States and
  Political Subdivisions                                   598    373             1,195      756
Other Securities, primariy
  Notes and Debentures                                     350    181               854      327
Common Stock                                                45     37                91       84
                                                     ------------------       --------------------
                                                        $1,658 $1,211            $3,360   $2,430
                                                       ======== ======          ========  ======



Note 4 - Deposits

Deposits are summarized as follows (amounts in thousands):

                                                          June 30         December 31
                                                           1999              1998
                                                        ----------        ----------
                                                        (Unaudited)

Demand                                                      $42,766           $42,224
Savings
  Interest-bearing checking                                   45,057            46,707
  Money Market Accounts                                       64,112            56,623
  Passbook and Statement Savings                              40,539            38,147
                                                         ----------        ----------
                                                           $149,708          $141,477
                                                         ----------        ----------

Time
  Deposits of $100,000 and over                               28,158            33,223
  Other Time Deposits                                        108,959           109,655
                                                         ----------        ----------
                                                             137,117           142,878
                                                         ----------        ----------
           Total Deposits                                  $329,591          $326,579
                                                          =========         =========


NOTE 5 - Stock Repurchase Program

     On March 4, 1999, the Board of Directors authorized the repurchase of up to 50,000 shares of the Corporation's $1.00 par value common stock, representing approximately 1.79% of such shares then issued and outstanding. The repurchases are authorized to be made from time to time during the next 12 months in open market or privately negotiated transactions. The repurchased shares will be held as treasury shares available for issuance in connection with future stock dividends and stock splits, employee benefit plans, executive compensation plans, and for issuance under the Dividend Reinvestment Plan and other corporate purposes. No common shares were purchased under this plan during the second quarter or six months ended June 30, 1999.

     Under a similar plan authorized by the Board of Directors in March 1998, 8,975 shares of the Corporation's common stock were repurchased at a cost of approximately $260,000 during the first quarter of 1999.


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


             Management's Discussion and Analysis of
          Results of Operations and Financial Condition
               for the Three and Six Month Periods
                  Ended June 30, 1999 and 1998



Part 1, Item 2

Results of Operations


     In the second quarter and six months ended June 30, 1999, the Corporation earned $1.24 million and $2.52 million, respectively, compared to $1.24 million and $2.48 million, respectively, for the comparable periods ended June 30, 1998. Basic earnings per share equaled $.46 and $.93, respectively, for the second quarter and six months in 1999 versus $.46 and $.91, respectively, for the same periods in 1998. A squeeze on the net interest margin is primarily responsible for the soft earnings for the second quarter and six months ended June 30, 1999. Book value per share equaled $14.04 at June 30, 1999, compared to $13.72 at June 30, 1998.

      The Corporation's annualized return on average assets (ROA) and return on average equity (ROE) for the first six months of 1999 were 1.20% and 12.87%, respectively, compared to 1.39% and 13.38%, respectively, for the same periods ended June 30, 1998. The decline in these two measurements reflect the soft earnings mentioned above, a 17% growth in total assets over the twelve month period and a strong capital position.

     Net interest income remained steady at $3.57 million for the second quarter of 1999 compared to $3.53 million for the second quarter of 1998 due primarily to the growth (21.0%) in interest-bearing liabilities out pacing the growth (17.7%) in interest-earning assets. In addition, the squeeze on the net interest margin due to local competition and general market rates contributed to the lack of growth in net interest income during
the second quarter.   The scenario is much the same for the six
months, with net interest income totaling $7.16 million for the period ended June 30, 1999 versus $7.12 million for the period ended June 30, 1998. For the six months, interest-earning assets grew 18.2% and averaged $398.2 million while interest-bearing liabilities grew 21.6% and averaged $336.4 million. Interest spread for the six months ended June 30, 1999, was 3.26% versus 3.68% one year earlier; net interest margin was 3.93% and 4.50%, respectively, for the same periods.

     The Corporation expensed a provision for possible loan losses of $200,000 and $395,000 for the second quarter and six months, respectively, in 1999 versus $190,000 and $555,000, respectively, for the same periods in 1998. The allowance as a percentage of loans was 1.36% at June 30, 1999, versus 1.33% at
June 30, 1998.   The provision reflects the level of loan
charge-off activity and growth in the loan portfolio.

     Total noninterest income, excluding securities gains, grew 7.16%, or $70,000, to $1.05 million and 12.4%, or $232,000, to
$2.1 million for the second quarter and six months ended June 30, 1999, respectively. Higher trust fee income was primarily responsible for the increase in noninterest income for both periods presented. New trust business coupled with increased market values of trust investments were the main contributors to the growth in trust fees for the second quarter and six months of 1999.

     The Corporation realized no securities gains for the second quarter and six months ended June 30, 1999, compared to $196,000 and $495,000, respectively, for the same periods in 1998. Net securities gains realized in 1998 were from the Corporation's available-for-sale bank equities portfolio.

     Total noninterest expense recorded a decrease of .89%, or $26,000, to $2.87 million for the second quarter ended June 30, 1999, over the second quarter of 1998 and an increase of 1.0%, or $57,000, to $5.74 million for the six months ended June 30, 1999, over the comparable six months in 1998. Salaries and benefits expense recorded an increase for the quarter ($136,000) and six months ($235,000). Salaries expense recorded an increase of $100,000, or 9.1%, to $1.2 million for the quarter and approximately $176,000, or 7.9 %, to $2.2 million for the six months. Benefits expense increased approximately $36,500, or 14.6%, to $ 287,000 for the quarter and approximately $59,000,or 11.3%, to $528,000 for the six months. General merit salary increases and a lower pension credit than in the previous year are primarily responsible for the higher salary and benefit expense for the second quarter and six months. Other noninterest expense was down $222,000, or 27.2% to $595,000 for the second quarter and down $292,000, or 1.0%, to $1.2 million for the six months ended June 30, 1999. The primary contributor to the decrease in other expense were nonrecurring expenses related to the write down and demolition of bank-owned buildings in 1998. During the second quarter and six months ended June 30, 1998, the Corporation expensed approximately $274,000 and $383,000, respectively, for these expenses. No similar expense was incurred in the second quarter and six months ended June 30, 1999.

     Federal income tax expense for the second quarter and six months ended June 30, 1999, was $304,000 and $600,000, respectively, compared to $375,000 and $769,000, respectively, for the same periods ended June 30, 1998. The effective tax rates for the six month periods ended June 30, 1999 and 1998 were 19.2% and 23.7%, respectively, versus a statutory rate of 34.0%. The variance between the effective tax rate and the statutory tax rate is due primarily to interest income earned on tax-free investments and tax-free loans plus low income housing tax credits.


The Year 2000 Issue

     At June 30, 1999, the Corporation determined its Year 2000 state of readiness to be 85% complete for all mission critical equipment and systems. Phase III, the testing and validation phase is underway and is expected to be complete by August 31, 1999. The Corporation continues to maintain ongoing contact with companies that are commercial borrowers and who are not yet fully compliant with their Year 2000 issues. To date, the Corporation does not know of any commercial business borrower whose Year 2000 status has caused concern for the Corporation's management. No Year 2000 costs have been incurred or reflected in the second quarter and six months net results. Aggregate Year 2000 costs for the Corporation are expected to be significantly less than $200,000. The Corporation's Year 2000 Business Resumption and Cash Contingency Plans have been completed and forwarded to the applicable regulatory agency.


Financial Condition

     Total assets recorded little movement since year-end 1998 totaling $426.3 million at June 30, 1999, compared to $425.0 million at December 31, 1998. Net loans showed moderate growth improving $10.0 million, or 3.9%, to $268.5 million at June 30, 1999, from $258.5 million at December 31, 1998. The growth in net loans came primarily from the commercial loan portfolio which recorded an increase of $14.7 million, or 14.5%, to $116.3 million at June 30, 1999. During the first six months of 1999 the Corporation sold $8.1 million in originated mortgage loans to the secondary market, primarily FNMA; this compares with $13.4 million sold during the first six months of 1998. Funding for the loan growth came primarily from interest bearing deposits in other banks ( Federal Home Loan Bank of Pittsburgh) and deposit growth. Total deposits grew $3.0 million to $329.6 million at June 30, 1999, from $326.6 million at December 31, 1998. The growth in deposits came primarily from the money market accounts which recorded an increase of $7.5 million to $64.1 million at June 30, 1999, from $56.6 million at December 31, 1998. Competition from other local financial institutions and from nonfinancial institutions continue to make deposit gathering a challenge for the Corporation.

     Net charge-offs for the second quarter and six months ended June 30, 1999, were $146,000 and $267,000, respectively, compared to $171,000 and $534,000 for the same periods ended June 30, 1998. The Corporation's consumer loan portfolio was responsible for 93.5% of the net charge-offs year to date. As discussed in the Corporation's 1998 Annual Report, personal bankruptcies of loan customers continue to have an adverse impact on the Corporation. Although significant improvement has occurred in the first six months of 1999, management remains alert to any signs that would indicate problems ahead. The implementation of more stringent underwriting standards and the intense consumer loan training for all consumer loan personnel is largely responsible for the improvement achieved to date and will serve to reverse the trend in the future. The annualized ratio of net charge-offs to average loans was .20% at June 30, 1999, compared to .32% and .44% at December 31, 1998 and June 30, 1998,
respectively.

      Nonperforming loans totaled $1.4 million at June 30, 1999, compared to $1.6 million at December 31, 1998 and $1.7 million at June 30, 1998. Included in nonperforming loans at June 30, 1999, were nonaccrual loans totaling $ 1.1 million and $363,000 in loans past due over 90 days. Nonaccrual loans and loans past due over 90 days equaled $1.3 million and $314,000, respectively, at December 31, 1998. The Corporation recorded other real estate owned (OREO) totaling $390,000 at June 30, 1999, compared to $527,000 at year-end 1998. Nonperforming assets represented .43% of total assets at June 30, 1999 compared to .51% at December 31, 1998.

     The allowance for possible loan losses totaled $3.7 million at June 30, 1999 compared to $3.5 million at December 31, 1998, and represented 1.36% and 1.35%, respectively, of total loans. The allowance at June 30, 1999, provided coverage for nonperforming loans at a rate of 2.54 times compared to 2.10 times at December 31, 1998.

     The unemployment rate in Franklin County edged up a bit to 4.3% in June; the rate had been holding at around 4.0%.
Franklin County ranked 23 from the top in unemployment among Pennsylvania's 67 counties. Neighboring Cumberland County ranked ninth with an unemployment rate of 3.0%. Despite the small increase in the unemployment rate, Franklin County has lower unemployment than the nation (4.5%) and is in line with the state (4.3%).

     The Franklin County area has experienced some recent job losses (450) with the closing of two manufacturing plants in the area and the continued downsizing at the Letterkenny Army Depot. Despite these job losses local officials are very optimistic concerning the strength of the local economy. In addition to small businesses adding jobs, area Development Authorities are actively working to attract new business to the area.

Liquidity

     The Corporation's liquidity position (net cash, short-term and marketable assets divided by net deposits and short-term liabilities) was 29.5% at June 30, 1999. The Corporation actively sells mortgage loans to the secondary market (primarily
FNMA) and looks to its borrowing ability with FHLB to satisfy any liquidity needs. As reported earlier, the Corporation sold approximately $ 8.1 million in mortgage loans to the secondary market (primarily FNMA) during the first six months of 1999 and had advances outstanding with FHLB totaling $30.7 million. The Corporation's maximum borrowing capacity with FHLB equals $ 91 million. Management believes that liquidity is adequate to meet the borrowing and deposit withdrawal needs of its customers

Capital Adequacy

     Total shareholders' equity decreased $658,000 to $39.2 million at June 30, 1999, from $39.9 million at December 31, 1998, primarily the result of unrealized securities losses and cash dividends declared during the first six months of 1999, including a special $.40 per share special cash dividend.

     Cash dividends declared in the second quarter and six months ended June 30, 1999, totaled $447,500 and $2.0 million, respectively. For the first six months of 1998, cash dividends declared totaled $420,000. In November, 1997, the Board of Directors declared a special cash dividend of $1.00 per share ($.66 per share adjusted for a 3 for 2 stock split issued in the form of a 50% stock dividend) and a $.15 per share first quarter 1998 dividend. Both of these cash dividends were paid to the shareholders in the first quarter of 1998 and totaled $2.3 million.

     Capital adequacy is currently defined by banking regulatory agencies through the use of several minimum required ratios. At June 30, 1999, the Corporation was determined to be well capitalized as defined by the banking regulatory agencies. The Corporation's leverage ratio, Tier I and Tier II risk-based capital ratios at June 30, 1999, were 8.71 %, 12.98 % and 14.23 %, respectively. For more information refer to Note 2 of the financial statements.


PART II - OTHER INFORMATION

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The 1999 Annual Meeting of Shareholders (the "Meeting") of the Corporation was held on April 27, 1999. Notice of the Meeting was mailed to shareholders on or about April 1, 1999, together with proxy solicitation materials prepared in accordance with Section 14(a) of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder.

     The Meeting was held for the following purpose:

     1.  Election of Directors.    To elect four Class A
          directors to hold office for 3 years from the date of election and until their successors are elected and qualified.

     There was no solicitation in opposition to the nominees of the Board of Directors for election to the Board. All nominees of the Board of Directors were elected. The number of votes cast for as well as the number of votes withheld for each of the nominees for election to the Board of Directors, were as follows:


                                          Votes
Nominee                  Votes For       Withheld
G. Warren Elliott      1,892,662.919    7,400.8027
Dennis W. Good, Jr.    1,894,455.169    5,608.5529
William E. Snell, Jr.  1,894,455.169    5,608.5529
Martha B. Walker       1,881,466.356   18,597.3651
Robert G. Zullinger    1,894,455.169    5,608.5529


     2.  Amendment of the Articles of Incorporation.    To
     consider and vote upon a proposal to amend the
     Articles of Incorporation to increase the number of
     authorized shares of common stock from 5,000,000 to
     15,000,000 shares.
                                         Votes
                      Votes For         Withheld    Abstentions
                    1,829,617.522     59,446.9483   10,999.2215

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits
       Exhibit 3   Articles of Incorporation and Bylaws
       Exhibit 10 Material Contracts
                 10.1 Amendment to Consulting Agreement
                 10.2 Franklin Financial Services Corporation
       Senior Management
                      Incentive Program

     (b) Reports on Form 8-K
          A Form 8-K dated July 15, 1999 was filed in connection with a change in Registrant's Certifying Accountants.

Exhibit 3 Articles of Incorporation and Bylaws


                    ARTICLES OF INCORPORATION

            FRANKLIN FINANCIAL SERVICES CORPORATION

                       Filed June 1, 1983

                      Amended May 2, 1986

                      Amended May 4, 1999

     In compliance with the requirements of Section 204 of the Business Corporation Law, Act of May 5, 1993 (P.L. 364) as amended, the undersigned, desiring to be incorporated as a business corporation, does hereby certify that:

     1.   The name of the corporation is:

               FRANKLIN FINANCIAL SERVICES CORPORATION

          2. The location and post office address of the initial registered office of the corporation in this Commonwealth is:

               20 South Main Street
               Chambersburg, Pennsylvania 17201

          3.   The corporation is incorporated under the Business
          Corporation Law of the Commonwealth of Pennsylvania for the following purpose or purposes:

                    To engage in and do any lawful act concerning any and all lawful business for which a corporation may be incorporated under the Business Corporation Law of Pennsylvania and to do all things and exercise all powers, rights and privileges which a business corporation may now or hereafter be organized or authorized to do or exercise under the laws of the Commonwealth of Pennsylvania.

          4. The term for which the corporation is to exists is:

                    Perpetual

          5. The aggregate number of shares which the corporation shall have authority to issue is 20,000,000 shares, divided into 15,000,000 shares of common stock of one and 00/100 dollar ($1.00) par value per share and 5,000,000 shares of stock without par value. The Board of Directors shall have authority to the full extent now or hereafter permitted by law from time to time to issue such stock without par value as a class without series or in one or more series, to designate, upon issuance, any or all shares of stock without par value as common stock or preferred stock, and to fix by resolution the voting rights (which may be full, limited, multiple, fractional, or withheld altogether), designations, preferences, qualifications, limitations, restrictions, privileges, options, redemption rights, conversion rights, and other special or relative rights of such class or any series thereof.

          6.   The name and post office address of the
          incorporator and the number and classes of shares subscribed by him is:

                                                Number and
                                                 Class of
          Name           Address                  Shares

          Mr. Robert G.  131 Greenleaf Road      One share
          Zullinger Chambersburg, PA 17201      of common stock


          7. The names and addresses of each of the first directors who shall serve until their successors are elected and shall qualify are:

               Name                     Address

          Mr. Jay L. Benedict, Jr.      688 Bowman Road
                                        Chambersburg, PA 17201

          Mr. John M. Hull, III         406 South Coldbrook Ave.
                                        Chambersburg, PA 17201

          Mr. Charles M. Sioberg        938 McKinley Street
                                        Chambersburg, PA 17201

          Mr. M. Dice Statler           369 Social Island Road
                                        Chambersburg, PA 17201

          Mr. Robert G. Zullinger       131 Greenleaf Road
                                        Chambersburg, PA 17201

          8. The shareholders of the corporation shall not have the right to cumulate their votes for the election of directors.

               9. (A) Except as provided in Section (B) of this Article, the affirmative vote of the holders of two-thirds of the outstanding shares entitled to vote shall be required in order to authorize the following corporate actions:

                              (1)  any merger or consolidation of
                    the corporation into another corporation.

                              (2)  the dissolution of the
                    corporation.

                              (3)  the amendment of the Articles
                    of Incorporation of the Corporation.


                    (B) The affirmative vote of the holders of a majority of the shares entitled to vote shall be required in order to authorize any of the corporate actions described in Section (A) of this
               Article if the Board of Directors shall approve such corporate action by resolution adopted before the shareholders are solicited to vote on such corporate action.

               10. (A) Except as provided in Section (B) of this Article, in the event that any person or corporation shall acquire beneficial ownership of fifty percent (50%) or more than the outstanding common stock of the corporation, the corporation shall within thirty (30) days thereafter extend to each shareholder of the corporation, other than such person or corporation, an offer in writing to redeem at any time within sixty (60) days of the date of such offer all or any part of the common stock owned by him at a redemption price equal to the greatest of the following:

                              (1)  the highest per share price
                    paid by such person or corporation to acquire any shares of common stock of the corporation within the 12 month period immediately preceding the date of the offer; or

                              (2)  the highest market price per
                    share of common stock of the corporation on any trading day during the 12 month period immediately preceding the date of the offer; or

                              (3)  the book value per share of
                    the common stock of the corporation as
                    reported in the statement of condition of the corporation prepared in accordance with generally accepted accounting principles, for the quarterly period immediately preceding the date of the offer.

                    (B) The corporation shall not be required to extend a redemption offer to any shareholder pursuant to the provisions of Section (A) of this
               Article if the Board of Directors, by resolution adopted before the person or corporation involved has acquired, directly or indirectly, beneficial ownership of five percent (5%) or more of the outstanding common stock of the corporation, shall have approved the acquisition by such person or corporation of fifty percent (50%) or more of the outstanding common stock of the corporation.

               11. (A) The Board of Directors may, if it deems advisable, oppose a tender, or other offer for the corporation's securities, whether the offer is in cash or in the securities of a corporation or otherwise. When considering whether to oppose an offer, the Board of Directors may, but is not legally obligated to, consider any pertinent issue. By way of illustration, but not of limitation, the Board of Directors may, but shall not be legally obligated to, consider any or all of the following:

                              (1)  whether the offer price is
                    acceptable based on the historical and
                    present operating results or financial
                    condition of the corporation;

                              (2)  whether a more favorable price
                    could be obtained for the corporation's
                    securities in the future;

                              (3)  the impact which an
                    acquisition of the corporation would have on the employees, depositors and customers of the corporation and its subsidiaries and the community which they serve;

                              (4)  the reputation, business
                    practices and experience of the offeror and its management and affiliates as they would affect the employees, depositors and customers of the corporation and its subsidiaries and the future value of the corporation stock;

                              (5)  the value of the securities
                    (if any) which the offeror is offering in exchange for the corporation's securities, based on an analysis of the worth of the corporation as compared to the corporation or other entity whose securities are being offered;

                              (6)  any antitrust or other legal
                    and regulatory issues that are raised by the offer.

                    (B)  If the Board of Directors determines
               that an offer should be rejected, it may take any awful action to accomplish its purpose including, but not limited to, any or all of the following: advising shareholders not to accept the offer; litigation against the offeror; filing complaints with governmental and regulatory authorities; acquiring the corporation's securities; selling or otherwise issuing authorized but unissued securities or treasury stock or granting options with respect thereto; and obtaining a more favorable offer from another individual or entity.

          12. The authority to make, amend, alter, change, or repeal the Bylaws of the corporation is hereby expressly and solely granted to and vested in the Board of Directors, subject always to the power of the shareholders to make, amend, alter, change, or repeal the Bylaws of the corporation by the affirmative vote of the holders of not less than two-thirds of the then outstanding shares of stock of the corporation entitled to vote generally in the election of directors, voting together as a single class, at a meeting of the shareholders duly convened after notice to the shareholders of such purpose.




Exhibit 10.1  Amendment to Consulting Agreement


                AMENDMENT TO CONSULTING AGREEMENT


          MADE as of and effective this 1st day of July, 1999 by and between FRANKLIN FINANCIAL SERVICES CORPORATION, a Pennsylvania business corporation and registered bank holding company with offices at 20 South Main Street, P.O. Box T, Chambersburg, Pennsylvania 17201-0819 (the "Company"), and ROBERT
G. ZULLINGER, an adult individual who resides at 403 Franklin Square Drive, Chambersburg, Pennsylvania 17201 ("Consultant").

                           Background

          The Company and Consultant entered into a Consulting Agreement dated July 8, 1996 (the "Consulting Agreement"), which by its terms expires on July 7, 1999. The parties wish to amend the Consulting Agreement for purposes of extending the Consulting Period through January 31, 2000 and for purposes of reducing the Consulting Fee to $1,750 per month.

          Capitalized terms not otherwise defined in this Amendment shall have the meaning given to them in the Consulting
Agreement.

                          WITNESSETH:

          NOW, THEREFORE, in consideration of the mutual covenants hereinafter set forth and intending to be legally bound, the parties hereby agree as follows:

          I. Extension of Consulting Period. Section 4(a)(1) of the Consulting Agreement is hereby amended in its entirety to read as follows:

                    (i) January 31, 2000. The close of business on January 31, 2000;

          2.   Reduction of Consulting Fee.  Section 3(a) of the
Consulting Agreement is amended in its entirety to read as follows:

                    (a) Consulting Fee. Effective July 1, 1999, the Company shall pay to Consultant during the Consulting Period a consulting fee of $1,750 per month
          (the "Consulting Fee"), payable monthly on or before the fifteenth day of each month.

          3. Effect of Amendment. The Consulting Agreement, as amended by this Amendment, shall remain in full force and effect.
          IN WITNESS WHEREOF, this Amendment is executed as of and effective the day and year first above written.

                         FRANKLIN FINANCIAL SERVICES CORPORATION


                         By: /s/William E. Snell, Jr., President
                             William E. Snell, Jr., President


                             /s/Robert G. Zullinger      (SEAL)
                             Robert G. Zullinger

Exhibit 10.2 Franklin Financial Services Corporation Senior
Management Incentive Program

             FRANKLIN FINANCIAL SERVICES CORPORATION
              SENIOR MANAGEMENT INCENTIVE PROGRAM
                 (AS AMENDED OCTOBER 15, 1992)

     1. Purpose

          The Senior Management Incentive Program (the Program) is being adopted pursuant to the Long-Term Incentive Plan of 1990. The purpose of the Program is to provide selected employees of Franklin Financial Services Corporation (the Company) and its subsidiaries with an opportunity to receive cash awards and shares of the Company's $1.00 par value per share common stock (Common Stock) and to provide an additional incentive for employees to enter into and remain in the employ of the Company.

     2. Administration

          The Program shall be consistent with and subject to the terms and conditions of the Long-Term Incentive Plan of 1990. In the event of a discrepancy between the terms and conditions of the Program with the terms and conditions of the Long-Term Incentive Plan of 1990, the terms and conditions of the Long-Term Incentive Plan of 1990 shall control. The Program shall be administered by the Committee designated by the Board of Directors of the Company to administer the Long-Term Incentive Plan of 1990, and the Committee shall have the authority and responsibilities set forth in the Long-Term Incentive Plan of 1990.

     3. Eligibility

          All employees of the Company and its subsidiaries who are eligible to participate in the Long-Term Incentive Plan of 1990 shall also be eligible to participate in the Program. The Committee shall select the employees to receive awards pursuant to the Program.

     4. Procedure for Awards

          The Committee shall select the employees to whom an award shall be granted pursuant to the Program, and shall determine the incentive amount to be awarded to each such employee.

          The Committee shall express each award under the Program in an aggregate dollar amount (the Award) that the Award recipient is eligible to receive throughout a five (5) year period after the Award is granted. The aggregate dollar amount of each Award shall be divided into a Common Stock Award and a Cash Award, pursuant to the election provisions of the Program. Both the Common Stock Award and the Cash Award are subject to vesting requirements, as provided in the Program. The Committee shall give written notice of the grant of an Award to the Award recipient.

     5. Common Stock Election

          Each employee shall make an election to receive a portion of his or her Award in the form of Common Stock (the Common Stock Award). The Common Stock Award shall be a percentage evenly divisible by five (5), which shall not be less than fifty (50%) percent. The written notice received by an employee shall be accompanied by an election form to be completed and signed by the employee, irrevocably electing the portion of the Award to be received in Common Stock. The employee shall promptly execute and deliver the election form to the Committee.

          That portion of the total Award for which the employee has not made an election to receive Common Stock shall be payable in cash subject to the vesting requirements of the Program (the
Cash Award).

          After the employee has elected the Common Stock Award, the Committee shall calculate the number of shares of Common Stock that may be received in respect of the Common Stock Award. That number of shares shall be calculated by (i) dividing (x) the dollar value of the Common Stock Award by (y) the Fair Market Value (as defined in Section 3.9 of the Long-Term Incentive Plan of 1990) of the Common Stock as of the date that the Restricted Stock Award Agreement for such shares is entered into, and then
(ii) multiplying the remainder so calculated by one hundred twenty percent (120%).

          After the number of shares to be awarded to the employee has been calculated, the Committee shall deliver a Restricted Stock Award Agreement governing such shares, setting forth the vesting requirements for the Common Stock Award and for the Cash Award, and containing such other provisions that are not inconsistent with this Program or with the Long-Term Incentive Plan of 1990 as the Committee may determine.

     6. Vesting of Common Stock

          All shares of restricted stock awarded to an employee under the Program shall fully vest upon the expiration of ten
(10) years from the date of the Restricted Stock Award Agreement; provided, however, that the employee is an employee of the Company or one of its subsidiaries at that time. The Committee may accelerate the vesting of the restricted stock in accordance with the provisions of the Plan.

          With respect to each employee for whom the Committee has determined to accelerate the vesting of the restricted stock, the Committee shall set forth in the Restricted Stock Award Agreement a five-year cumulative goal for the consolidated net income of the Company, and annual goals for the consolidated net income of the Company in each of the five applicable years. The cumulative and annual net income goals for an employee of a subsidiary of the Company may be set by reference to the net income of such subsidiary. The Company's consolidated net income shall be determined in accordance with generally accepted accounting principles (GAAP) as set forth in the Company's annual audited financial statements. A subsidiary's net income shall be determined in accordance with GAAP as set forth in the subsidiary's separate financial statements that are included in the Company's annual audited consolidated financial statements; and any adjustments made in consolidation which are allocable to the subsidiary's net income shall be included in the determination of the subsidiary's net income.

          Shares of restricted stock will vest in any year if the Company meets its net income goal for such year. The number of shares that will vest in any year shall be determined as follows:

                    First:         Determine the Company's net
                    income for the year in question, and add to that number the Company's net income (or loss) in each prior year in the five year period (if any). That sum shall be known as the "Cumulative Net Income."

                    Second:        Divide the Company's
                    Cumulative Net Income by the cumulative
                    five-year goal for net income as set forth in the Restricted Stock Award Agreement. That remainder shall be known as the "Cumulative Vesting Percentage."

                    Third:         Multiply the Cumulative
                    Vesting Percentage by the total number of shares of restricted stock awarded to the employee as set forth in the Restricted Stock Award Agreement. That product shall be known as the "Cumulative Vested Shares."

                    Fourth:        Subtract from the Cumulative
                    Vested Shares the number of shares (if any) that vested in any prior year or years. The remainder so determined shall be the number of shares that shall vest in any year.

          If the annual net income goal is not met in a particular year, then no shares of restricted stock shall vest in that year.

          If, after the five-year period for which the net income goals have been determined, not all the shares of restricted stock have vested, then beginning in year six and continuing annually thereafter the Cumulative Vesting Percentage shall continue to be calculated and the number of vested shares shall continue to be determined as provided above, except that no annual net income goals shall apply in order for vesting to occur. For illustration purposes only, an example of accelerated vesting has been attached hereto as Exhibit "A."
     7. Payment of the Cash Award

          That portion of the total Award for which the employee has not made an election to receive Common Stock shall be payable in cash subject to the vesting requirements of the Program (the Cash Award). For example, if an employee is granted an Award of $100,000 and irrevocably elects to receive the Stock Award of eighty percent (80%), the employee will receive a Cash Award of twenty percent (20%), or $20,000.

          An employee's Cash Award shall be payable in installments over the five (5) year period of the Award. Payment of a percentage of the Cash Award will be made in any year if the Company meets its net income goal for that year. The applicable percentage of the Cash Award to be paid in each year (the Cash Vesting Percentage) shall be determined by the Committee and shall be set forth in the Restricted Stock Award Agreement. The amount of the Cash Award payable in each year shall equal the Cash Vesting Percentage for such year multiplied by the total of the Cash Award. No part of the Cash Award shall be paid in any year in which the annual net income goal has not been met, nor shall the Cash Award for such year be paid in any future year. Any part of the Cash Award that has not been paid at the end of the five-year Award period shall be forfeited and shall be retained by the Company.

     8. Termination of Employment

          In accordance with Section 9.5C of the Long-Term Incentive Plan of 1990, an employee who ceases to be an employee of the Company or one of its subsidiaries prior to the expiration of ten years from the date of the Restricted Stock Award Agreement for reasons other than death or disability, shall forfeit to the Company all shares of restricted stock which have not vested prior to that time, and shall forfeit that part of the cash portion of the employee's incentive amount which has not yet been paid over to the employee. Provided, however, that in the . event of an employee's retirement from the Company or one of its subsidiaries, the Committee may determine that the employee shall be permitted to continue to participate in the Program, contingent upon the execution by the employee of an agreement not to compete or a post-retirement consulting agreement with the Company.

     9. Death or Disability

          In accordance with Section 9.5D of the Long-Term Incentive Plan of 1990, in the event of an employee's death or disability (as defined in the Long-Term Incentive Plan of 1990) prior to the expiration of ten years from the date of the Restricted Stock Award Agreement, the restrictions imposed hereunder shall lapse and the employee shall receive a stock certificate representing that number of shares of restricted stock which have not vested prior to that time. However, no part of the Cash Award which has not previously been paid to the employee shall be paid to the employee as a result of the employee's death or disability.

     10. Non-Transferability

          Awards granted under this Program may not be sold, assigned, transferred, pledged or otherwise encumbered, except by will or the laws of descent and distribution. No shares of restricted stock awarded under this Program may be sold, assigned, transferred, pledged or otherwise encumbered until such time as any such shares become vested.

     11. Amendment of Program

          The non-management members of the Board of Directors of the Company may amend this Program from time to time in such manner as they may deem advisable; provided, however, that no amendment to this Program shall adversely affect any outstanding Restricted Stock Award Agreement without the consent of the employee who has received such award.

     12. No Continued Employment

          An Award granted pursuant to this Program and the Restricted Stock Award Agreement executed in connection therewith shall not be construed to imply or constitute evidence of any agreement, express or implied, on the part of the Company or any subsidiary thereof to retain the employee in the employ of the Company or any subsidiary thereof, and each such employee who receives an award hereunder shall remain subject to discharge to the same extent as if this Program had not been implemented.

     13. Withholding of Taxes

          Whenever shares of restricted stock vest or, if sooner, whenever an employee must include the shares of restricted stock in income for federal income tax purposes, the Company shall have the right to (a) require the employee to remit or otherwise make available to the Company an amount sufficient to satisfy all federal, state and/or local withholding tax requirements prior to the delivery of any certificates for such restricted stock, or
(b) take whatever action it deems necessary to protect its interests with respect to tax liabilities, including, without limitation, redeeming a portion of any restricted stock otherwise deliverable pursuant to this Program with a then fair market value equal to such tax liabilities. The Company's obligation to make any delivery or transfer of vested restricted stock shall be conditioned upon the employee's compliance with any withholding requirement to the Company's satisfaction. The Company shall also have the right to deduct from all amounts paid in cash to an employee any taxes required by law to be withheld therefrom. The Committee shall have the authority to establish rules with respect to the Company's obligations in connection with the withholding requirements described herein so as to ensure compliance with Rule 16b-3(e) of the Securities Exchange Act of 1934.

     14. Stock Certificates

          Certificates issued in respect of shares of restricted stock shall be registered in the name of the employee and deposited by him, together with a stock power endorsed in blank, with the Company. Such stock certificates may bear a legend referring to the terms, conditions and restrictions applicable to such shares. Upon the vesting of all or a portion of such shares, or upon the expiration of ten years from the date of the Restricted Stock Award Agreement, the Company shall deliver to the employee or his legal representative stock certificates representing such shares which have then vested.

     15. Dividend and Voting Rights

          An employee who has received restricted stock hereunder shall have all of the rights of a shareholder of the Company, including, but not limited to, the right to receive all dividends paid on such shares and the right to vote such shares.

     16. Effect on Other Benefits

          The value of a Restricted Stock Award Agreement is not includible for determining compensation or benefits under any other Company compensation or benefit plan.

     17. Change of Control

          Notwithstanding anything to the contrary herein, in the event of a "Change of Control" as defined in Section 10.2B of the Long-Term Incentive Plan of 1990, all shares of restricted stock awarded to employee pursuant to this Program which have not yet vested nor been forfeited shall automatically vest simultaneously with a "Change of Control", provided that the employee is an employee of the Company or one of its subsidiaries immediately prior to the "Change of Control."


                           EXHIBIT A

     An employee of the Company has been granted an aggregate Award for the next five years of $50,000. The employee has irrevocably elected to receive 80% of his five-year Award in the form of Common Stock of the Company. Thus, the Common Stock Award is $40,000 and the Cash Award is $10,000. If the Fair Market Value of the Common Stock on the date of the Restricted Stock Award Agreement is $20.00, the employee will receive 2,400 shares of restricted stock ((i)(x) $40,000 Common Stock Award dollar value divided by (y) $20.00 per share value and then
(ii) multiplied by 120% stock premium factor).

          The five-year cumulative goal established by the Committee for the net income of the Company is $15,000,000. The annual target goals for the net income of the Company for each of the next five years, as set forth in the employee's Restricted Stock Award Agreement, and the corresponding Cash Award vesting percentages, are as follows:

                                                    Annual Vesting
               Annual Net Income                    Percentage
Year           Levels of the Company                for Cash Award
----           ---------------------                --------------
1992               $2,000,000                             10%
1993                2,500,000                             15%
1994                3,000,000                             20%
1995                3,500,000                             25%
1996                4,000,000                             30%

Assumption #1:

     Assuming that at the end of the first year the Company has net income of $2,500,000, the annual vesting percentage applied to the employee's Cash Award would be 10%. The employee would therefore be paid $1,000 (10% x $10,000), less applicable withholdings.

     Because this is the first year of the five-year Award period, the Cumulative Net Income would equal $2,500,000. The Cumulative Vesting Percentage is $2,500,000 ) $15,000,000 = 16.67%. The Cumulative Vested Shares are 16.67% x 2,400 shares =
400. Because no shares previously vested, the total 400 shares will vest at the end of the first year, and the employee will receive a stock certificate representing such shares.

Assumption #2:

     If, however, at the end of the first year, the Company had a net income of $1,800,000, no shares of the employee's restricted stock would vest for that year and none of the Cash Award would be paid to him.

Assumption #3:

     Assume that the Company had net income of $2,500,000 for the first year, and net losses of $1,000,000 for the second year. No portion of the employee's restricted stock would vest and no portion of his Cash Award would be paid in the second year.

     If, in the third year, the Company had net income of $3,250,000, the annual vesting percentage for the Cash Award would apply, as set forth, at 20%. The employee would therefore be paid $2,000 (20% x $10,000), less applicable withholdings.

     The third-year Cumulative Net Income would equal $4,750,000 ($2,500,000 - 1,000,000 + 3,250,000). The Cumulative Vesting
Percentage is $4,750,000 ) $15,000,000 = 31.67%.  The Cumulative
Vested Shares are 31.67% x 2,400 shares = 760. Because 400 shares previously vested, an additional 360 shares will vest at the end of the third year (760 - 400 = 360).

                FRANKLIN FINANCIAL SERVICES CORPORATION
                         and SUBSIDIARY




                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         Franklin Financial Services Corporation


     Date    August 13 , 1999                   /s/ William E.Snell, Jr.
                                                ------------------------
                                                 William E. Snell, Jr.
                                                 President and
                                                 Chief Executive Officer


     Date   August 13, 1999                    /s/ Elaine G. Meyers
                                               ---------------------
                                               Elaine G. Meyers
                                               Treasurer and Chief Financial
                                               Officer