Form 10-Q
period 1999-09-30
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 1999-11-10
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549
                            FORM 10-Q

(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

There were 2,794,861 outstanding shares of the Registrant's common stock as of November 4, 1999.



                              INDEX




                                                            Page
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

          Consolidated Balance Sheets
          as of September 30, 1999 (unaudited) and
          December 31, 1998

          Consolidated Statements of
          Income for the Three and Nine Months ended
          September 30, 1999 and 1998 (unaudited)

          Consolidated Statements of Changes in
          Shareholders' Equity for the Nine Months ended September 30, 1999 and 1998 (unaudited)

          Consolidated Statements of Cash
          Flows for the Nine Months Ended September
          30, 1999 and 1998 (unaudited)

          Notes to Condensed Consolidated Financial
          Statements (unaudited)

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations


PART II - OTHER INFORMATION

Item 3 Quantitative and Qualitative Disclosures about Market Risk

Item 6 - Exhibits and Reports on Form 8-K


SIGNATURE PAGE



PART I, ITEM 1

                     CONSOLIDATED BALANCE SHEETS
                       (Amounts in Thousands)

                                                                        September 30      December 31
                                                                            1999              1998
                                                                        -------------     ------------
                                                                         (unaudited)
                               ASSETS

Cash and due from banks                                                      $14,568          $12,895
Interest bearing deposits in other banks                                       2,497           11,514
Investment securities available for sale                                     129,069          127,118
Loans, net                                                                   273,256          258,488
Premises and equipment, net                                                    5,351            5,889
Other assets                                                                  10,328            9,097
                                                                        -------------     ------------
Total Assets                                                                $435,069         $425,001
                                                                        =============     ============


                LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits: (Note 3)
  Demand (non-interest bearing)                                              $42,772          $42,224
  Savings and Interest checking                                              147,410          141,477
  Time                                                                       143,543          142,878
                                                                        -------------     ------------
Total Deposits                                                               333,725          326,579

Securities sold under agreements to repurchase                                24,958           24,414
Other borrowings                                                              34,636           30,744
Other liabilities                                                              2,625            3,363
                                                                        -------------     ------------
Total Liabilities                                                            395,944          385,100


Commitments and Contingencies                                                 -                -


Shareholders' equity:
Common stock $1 par value per share, 15,000 shares authorized with 3,045  shares issued and 2,796 and 2,802 shares
  outstanding at June 30,1999 and December 31,1998,respectively.               3,045            3,045
Capital stock without par value, 5,000 shares authorized
  with no shares issued or outstanding                                        -                -
Additional paid in capital                                                    19,833           19,793
Retained earnings                                                             21,850           20,562
Accumulated other comprehensive income                                          (253)           1,783
Treasury stock (Note 5)                                                       (4,864)          (4,620)
Unearned compensation                                                           (486)            (662)
                                                                        -------------     ------------
Total shareholders' equity                                                    39,125           39,901
                                                                        -------------     ------------

Total Liabilities and Shareholders' Equity                                  $435,069         $425,001
                                                                        =============     ============

The accompanying notes are an integral part of these statements




        CONSOLIDATED STATEMENTS OF INCOME
    (amounts in thousands, except per share)
                   (Unaudited)
                                                               For the Three Months Ended       For the Nine Months Ended
                                                                      September 30                     September 30
                                                                   1999            1998             1999             1998
                                                               ----------------------------     -----------------------------
INTEREST INCOME
  Interest on loans                                                 $5,506          $5,443          $16,330          $16,377
  Interest on deposits in other banks                                  109             164              274              227
  Interest and dividends on investments:
     Taxable interest                                                1,129             816            3,202            2,406
     Tax exempt interest                                               607             400            1,803            1,156
     Dividends                                                          48              40              139              123
                                                               ------------     -----------     ------------     ------------
    Total interest income                                            7,399           6,863           21,748           20,289
                                                               ------------     -----------     ------------     ------------
INTEREST EXPENSE
  Interest on deposits                                               3,035           2,835            8,830            8,241
  Interest on securities sold under agreements to repurchase           307             307              847              766
  Interest on other borrowings                                         463             193            1,314              631
                                                               ------------     -----------     ------------     ------------
          Total interest expense                                     3,805           3,335           10,991            9,638
                                                               ------------     -----------     ------------     ------------
  Net interest income                                                3,594           3,528           10,757           10,651

Provision for possible loan losses                                     180             165              575              720
                                                               ------------     -----------     ------------     ------------
Net-interest income after provision
  for possible loan losses                                           3,414           3,363           10,182            9,931
                                                               ------------     -----------     ------------     ------------
NONINTEREST INCOME
  Trust fees                                                           571             484            1,727            1,373
  Service charges, commissions and fees                                439             450            1,350            1,368
  Other                                                                 63              21               97               83
  Securities gains                                                     188              68              188              563
                                                               ------------     -----------     ------------     ------------
    Total noninterest income                                         1,261           1,023            3,362            3,387
                                                               ------------     -----------     ------------     ------------
NONINTEREST EXPENSE
  Salaries and benefits                                              1,755           1,421            4,747            4,177
  Net occupancy expense                                                151             155              483              465
  Furniture and equipment expense                                      155             161              485              469
  Advertising                                                          119              88              375              240
  Legal & Professional Fees                                            101             149              269              285
  Data processing                                                      192             187              664              616
  Pennsylvania capital shares tax                                       91              86              272              255
  Other                                                                541             546            1,555            1,973
                                                               ------------     -----------     ------------     ------------
    Total noninterest expense                                        3,105           2,793            8,850            8,480
                                                               ------------     -----------     ------------     ------------

Income before Federal income taxes                                   1,570           1,593            4,694            4,838
                                                               ------------     -----------     ------------     ------------
Federal income tax expense                                             290             416              890            1,185
                                                               ------------     -----------     ------------     ------------
    Net income                                                      $1,280          $1,177           $3,804           $3,653
                                                               ============     ===========     ============     ============

    Basic earnings per share                                         $0.47           $0.43            $1.39            $1.34
    Weighted average shares outstanding (000's)                      2,727           2,730            2,728            2,729

    Diluted earnings per share                                       $0.46           $0.43            $1.37            $1.32
    Weighted average shares outstanding (000's)                      2,766           2,768            2,767            2,767

The accompanying notes are an integral part of these statements.



Consolidated Statements of Changes in Shareholders' Equity for the nine months ended September 30, 1998 and 1999
(Amounts in thousands, except per share data)

                                                                      Accumulated
                                                  Additional             Other
                                          Common   Paid-in  Retained ComprehensiveTreasury  Unearned
(Amounts in thousands, except per share d  Stock   Capital  Earnings    Income      Stock  Compensatio  Total
                                         ---------------------------------------------------------------------------
Balance at December 31, 1997               $3,045  $19,761   $17,087       $1,935  ($4,760)     ($763) $36,305

Comprehensive income:
  Net income                                 -        -         3,653      -          -         -         3,653
  Unrealized holding gains arising
    during current period, net of tax        -        -        -               340    -         -           340
  Reclassification adjustment for realized
    gains included in net income, net of     -        -        -             (359)    -         -         (359)
                                                                                                      ----------------
Total Comprehensive income                                                                                3,634

Cash dividends declared, $.31 per share      -        -         (868)      -          -         -         (868)
Cash in lieu of fractional shares
  on 50% stock split                         -        -          (14)      -          -         -          (14)
Common stock issued under
   stock option plans                        -           17    -           -             81     -            98
Amortization of unearned
   compensation                              -        -        -           -          -             75       75

                                         ---------------------------------------------------------------------------
Balance at September 30, 1998              $3,045  $19,778   $19,858       $1,916  ($4,679)     ($688) $39,230
                                         ======== ======== ========  ===========  ======== ========== ========


Balance at December 31, 1998               $3,045   19,793    20,562        1,783   (4,620)      (662) $39,901           $39,901

Comprehensive income:
  Net income                                 -        -         3,804      -          -         -         3,804
  Unrealized holding losses arising
    during current period, net of tax        -        -        -           (2,122)    -         -       (2,122)
  Reclassification adjustment for realized
    gains included in net income, net of     -        -        -                83    -         -            83
  Other comprehensive income, net of tax     -        -        -                 3    -         -             3
                                                                                                      -----------------
Total Comprehensive income                                                                                1,768

Cash dividends declared, $.90 per share      -        -       (2,516)      -          -         -       (2,516)
Common stock issued under
   stock option plans                        -           30    -           -             98     -           128
Tax benefit of restricted stock transacti    -           10    -           -          -         -            10
Acquisition of 11,975 shares of treasury     -        -        -           -          (342)     -         (342)
Amortization of unearned
   compensation                              -        -        -           -          -            176      176

                                         ------------------------------------------------------------------------------
Balance at September 30, 1999              $3,045  $19,833   $21,850        ($253) ($4,864)     ($486) $39,125           $39,125
                                         ======== ======== ========  ===========  ======== ========== ========



The accompanying notes are an integral part of these statements.



              CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Amounts in Thousands)
                          (Unaudited)

                                                                  For the Nine Months Ended
                                                                        September 30
                                                                    1999         1998
                                                                  ------------------------------

Cash flows from operating activities:
 Net Income                                                          3,804         3,653
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation                                                        594           564
   Net amortization of securities premiums and discounts              (252)          (24)
   Provision for possible loan losses                                  575           720
   Securities gains, net                                              (188)         (563)
   Mortgage loans originated for sale                              (11,578)      (18,273)
   Proceeds from sale of mortgage loans                             11,572        18,233
   Principal loss on sales of mortgage loans                             6            40
   (Gain) loss on sale of premises and equipment                       (44)          294
   Loan charge-offs, net of recoveries                                (327)         (658)
   (Increase) in interest receivable and other assets                 (926)          (80)
   (Decrease) increase in interest payable and other liabilities       179           (64)
                                                                  ------------------------------
Net cash provided by operating activities                            3,415         3,842
                                                                  ------------------------------

Cash flows from investing activities:
 Proceeds from sales of investment securities available for sale       777           851
 Proceeds from maturities of investment securities held to maturit    -            4,846
 Proceeds from maturities of investment securities available for s  90,475        11,506
 Purchase of investment securities available for sale              (95,851)      (20,776)
 Net increase in loans                                             (15,010)      (29,323)
 Capital expenditures                                                 (337)         (980)
 Proceeds from sales of premises and equipment                         325           208
                                                                  ------------------------------
Net cash used in investing activities                              (19,621)      (33,668)
                                                                  ------------------------------
Cash flows from financing activities:
 Net increase in demand deposits,
  NOW accounts and savings accounts                                  6,481        16,515
 Net increase in certificates of deposit                               665        18,039
 Net increase (decrease) in other borrowings                         4,436          (399)
 Dividends paid                                                     (2,516)       (3,151)
 Common stock issued under stock option plans                          138            98
 Purchase of treasury shares                                          (342)        -
                                                                  ------------------------------
Net cash (used in) provided by financing activities                  8,862        31,102
                                                                  ------------------------------

(Decrease) Increase in cash and cash equivalents                    (7,344)       19,093

Cash and cash equivalents as of January 1                           24,409        11,112
                                                                  ------------------------------

Cash and cash equivalents as of September 30                        17,065        30,205
                                                                  ========      ========
The accompanying notes are an integral part of these statements.



    FRANKLIN FINANCIAL SERVICES CORPORATION and SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


Note 1 - Basis of Presentation

     The consolidated balance sheets as of September 30, 1999 and December 31, 1998, the consolidated statements of income for the three-month and nine-month periods ended September 30, 1999 and 1998, the consolidated statements of changes in shareholders' equity for the nine-month periods ended September 30, 1999 and 1998 and the consolidated statements of cash flows for the nine-month periods ended September 30, 1999 and 1998 have been prepared by the Corporation, without audit where indicated. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 1999, and for all periods presented have been made.

     The consolidated financial statements include the accounts of Franklin Financial Services Corporation (the Corporation), and its wholly-owned subsidiary, Farmers and Merchants Trust Company of Chambersburg. All significant intercompany transactions and account balances have been eliminated.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Corporation's 1998 Annual Report. The results of operations for the period ended September 30, 1999, are not necessarily indicative of the operating results for the full year.

     For purposes of reporting cash flows, cash and cash equivalents include cash, due from banks, interest-bearing deposits in other banks and federal funds sold. Generally, Federal funds are purchased and sold for one-day periods.
Supplemental disclosures of cash flows information are as follows:

Cash paid for nine months ended September 30:   1999           1998
interest paid on deposits and other
borrowed funds . . . . .                    $10,903,000    $9,252,000
Income taxes paid                            $1,032,000    $1,425,000

Earnings per share is computed based on the weighted average number of shares outstanding during each quarter, adjusted retroactively for stock splits and stock dividends. A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

                                                   For the quarter ended
                                                        September 30
                                                    1999            1998
(Amounts in thousands)
Weighted average shares outstanding (basic)        2,727           2,730

Impact of common stock equivalents                    39              38

Weighted average shares outstanding (diluted)      2,766           2,768
                                                  ======          ======



                                               For the nine months ended
                                                       September 30
                                                 1999              1998
(Amounts in thousands)
Weighted average shares outstanding (basic)     2,728              2,729

Impact of common stock equivalents                 39                 38

Weighted average shares outstanding (diluted)   2,767              2,767
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

                                As of September 30, 1999 (unaudited)
                                                                    To be well
                                                                    Capitalized Under
                                                  For Capital       Prompt Corrective
                                 Actual           Adequacy Purposes Action Provisions
(Amounts in thousands)           Amount  Ratio     Amount  Ratio     Amount  Ratio


Total Capital (to Risk Weighted Assets)
Corporation                     $41,568   14.09%  $23,599    8.00%    N/A
Bank                             37,988   12.97%   23,438    8.00%  $29,297   10.00%

Tier I Capital (to Risk Weighted Assets)
Corporation                     $37,879   12.84%  $11,800    4.00%    N/A
Bank                             34,324   11.72%   11,718    4.00%  $17,578    6.00%

Tier I Capital (to Average Assets)
Corporation                     $37,879    8.76%  $17,298    4.00%    N/A
Bank                             34,324    7.93%   17,324    4.00%  $21,654    5.00%



                                As of December 31, 1998
                                                                    To be well
                                                                    Capitalized Under
                                                  For Capital       Prompt Corrective
                                 Actual           Adequacy Purposes Action Provisions
(Amounts in thousands)           Amount  Ratio     Amount  Ratio     Amount  Ratio


Total Capital (to Risk Weighted Assets)
Corporation                     $40,048   13.97%  $22,940    8.00%    N/A
Bank                             35,708   12.58%   22,706    8.00%  $28,383   10.00%

Tier I Capital (to Risk Weighted Assets)
Corporation                     $36,500   12.73%  $11,470    4.00%    N/A
Bank                             32,160   11.33%   11,353    4.00%  $17,030    6.00%

Tier I Capital (to Average Assets)
Corporation                     $36,500    9.16%  $15,935    4.00%    N/A
Bank                             32,160    8.13%   15,826    4.00%  $19,782    5.00%



Note 3 - Deposits

Deposits are summarized as follows (amounts in thousands):

                                                       September 30       December 31
                                                           1999              1998
                                                        ----------        ----------
                                                        (Unaudited)

Demand                                                       $42,772           $42,224
Savings
  Interest-bearing checking                                   40,504            46,707
  Money Market Accounts                                       67,622            56,623
  Passbook and Statement Savings                              39,284            38,147
                                                         ----------        ----------
                                                            $147,410          $141,477
                                                         ----------        ----------

Time
  Deposits of $100,000 and over                               36,036            33,223
  Other Time Deposits                                        107,507           109,655
                                                         ----------        ----------
                                                             143,543           142,878
                                                         ----------        ----------
           Total Deposits                                   $333,725          $326,579
                                                          =========         =========




NOTE 4  Interest Rate Cap

     On September 27, 1999, the Corporation entered into an interest rate cap transaction as a vehicle to partially hedge net interest income against the effect of rising market interest rates. The transaction was effective September 29, 1999, has a notional amount of $5,000,000, a term of five years, a strike rate of 6.00% and is indexed to 3-month LIBOR. The cost of the transaction was $190,000 and at September 30, 1999, the fair market value of the cap was $195,187. Accordingly, a gain of $3,423(net of tax) was recorded as comprehensive income for the third quarter and nine months ended September 30, 1999.


NOTE 5  Stock Repurchase Program

     On March 4, 1999, the Board of Directors authorized the repurchase of up to 50,000 shares of the Corporation's $1.00 par value common stock, representing approximately 1.79% of such shares then issued and outstanding. The repurchases are authorized to be made from time to time during the next 12 months in open market or privately negotiated transactions. The repurchased shares will be held as treasury shares available for issuance in connection with future stock dividends and stock splits, employee benefit plans, executive compensation plans, and for issuance under the Dividend Reinvestment Plan and other corporate purposes. During the third quarter and nine months ended September 30, 1999, 3,000 shares of the Corporation's common stock were repurchased at a cost of approximately $82,500.
     Under a similar plan authorized by the Board of Director in March 1998, 8,975 shares of the Corporation's common stock were repurchased at a cost of approximately $260,000 during the first quarter of 1999.


NOTE 6 - Recent Accounting Pronouncements

     On March 4, 1998, the American Institute of Certified Public Accountants issued Statement of Position, (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This Statement provides guidelines on accounting for the costs of computer software developed or obtained for internal use and is effective for financial statements for fiscal years beginning after December 15, 1998. The Corporation adopted SOP 98-1 on January 1, 1999; the adoption had no effect on the Corporation's financial results.

             Management's Discussion and Analysis of
          Results of Operations and Financial Condition
              for the Three and Nine Month Periods
                Ended September 30, 1999 and 1998



PART 1, ITEM 2

Results of Operations

     In the third quarter and nine months ended September 30,

1999, the Corporation earned $1.28 million and $3.8 million,

respectively, compared to $1.18 million and $3.65 million,

respectively, for the comparable periods ended September 30,

1998. Basic earnings per share equaled $.47 and $1.39,

respectively, for the third quarter and nine months in 1999

versus $.43 and $1.34, respectively, for the same periods in

1998.  Book value per share equaled $13.99 at September 30, 1999,

compared to $14.01 at September 30, 1998.

      The Corporation's annualized return on average assets (ROA)

and return on average equity (ROE) for the first nine months of

1999 were 1.19% and 12.92%, respectively, compared to 1.34% and

12.94%, respectively, for the same periods ended September 30,

1998. The decline in these two measurements reflects soft

earnings, a 12% growth in total assets over the twelve month period and a strong capital position.

     Net Interest Income

     Net interest income recorded growth of 1.87% to $3.59

million for the third quarter of 1999 from $3.53 million for the third quarter of 1998.  The yields earned on interest-earning assets for the third quarter of 1999 versus the third quarter of

1998 recorded bigger declines than the rates paid on interest-

bearing liabilities.  Accordingly,  smaller spreads and a squeeze on the Corporation's net interest margin resulted.  Interest-

earning assets were 17.9 % higher in the third quarter of 1999 versus the third quarter of 1998 and averaged $400.2 million;

interest-bearing liabilities were also 21.2% higher in the third quarter of 1999 versus the third quarter of 1998 and averaged

$338.4 million.  The growth in interest-bearing liabilities

exceeding the growth in interest-earning assets and the smaller spreads dictated by a competitive market served to limit the

Corporation's growth in net interest income.

     For the nine months ended September 30, 1999, net interest income recorded an increase of $106,000, or .99%, to $10.76

million compared to $10.65 million for the same period ended

September 30, 1998.  Interest-bearing liabilities growing at a faster pace than interest-earning assets plus smaller spreads and squeezed margins all contributed to limit the Corporations's growth in net interest income for the nine-month period.  The

Corporation'ss spread decreased 38 basis points to 3.23% at

September 30, 1999, versus 3.61% at September 30, 1998; net

interest margin declined 51 basis points to 3.90% at September

30, 1999, versus 4.41% at September 30, 1998.

     Provision for Possible Loan Losses

     The Corporation expensed $180,000 and $575,000 as a

provision for possible loan losses  for the third quarter and nine months, respectively, in 1999 versus $165,000 and $720,000,

respectively, for the same periods in 1998.  The allowance as a percentage of loans was 1.38% at September 30, 1999, versus 1.33%

at September 30, 1998.   The provision reflects the level of loan

charge-off activity and growth in the loan portfolio.

     Noninterest Income

     Noninterest income, excluding securities gains, increased

$118,000, or 12.36%, to $1.07 million for the third quarter ended

September 30, 1999, compared to $955,000 for the third quarter ended September 30, 1998.  The primary contributors to

noninterest income for the quarter were trust fees, up $87,000,

and other income, up $42,000.  The increase in trust fees was due to new business and the market related appreciation in trust assets.  Other income for the quarter reflects a recognized gain of $44,000 on real estate sold.  Partially offsetting the

increase in trust fees and other income was a net decrease of

$11,000 in service charges, commissions and fees.  This decrease was attributable primarily to lower loan fees (down $58,000)

related to the lower volume of mortgage loans originated during the third quarter of 1999 versus the third quarter of 1998.  An increase in deposit fees, up $13,800, miscellaneous fees, up

$13,900 and fees from the sales of mutual funds and annuities, up

$19,000 almost entirely offset the decrease in loan fees.

     Noninterest income, excluding securities gains, for the nine months ended September 30, 1999, grew $350,000, or 12.39%, to

$3.17 million compared to $2.82 million for the same period in

1998.  The growth in noninterest income for the nine-month period was due entirely to the growth in trust fee income which recorded an increase of $354,000 to $1.7 million.  New business and

appreciated trust assets are largely responsible for this strong increase.

     The Corporation recognized securities gains totaling

$188,000 for the quarter and nine months ended September 30, 1999 versus $68,000 and $563,000 for the third quarter and nine months ended September 30, 1998, respectively.  All of the securities gains were taken from the Corporation's available for sale bank stock portfolio.

     Noninterest Expense

     Noninterest expense for the third quarter of 1999 grew

$312,000, or 11.17%, to $3.1 million from $2.79 million for the third quarter of 1998.  Salaries and benefits grew $334,000, or

23.5%, to $1.76 million for the third quarter of 1999 versus

$1.42 million for the third quarter of 1998.  Salaries and

commissions contributed $99,000 to the increase and benefits contributed $235,000.  Higher health insurance premiums, a

smaller pension credit and expense related to a long-term

incentive plan were primarily responsible for the increase in benefits for the quarter.

     Noninterest expense for the nine months ended September 30,

1999, was up $370,000, or 4.36%, to $8.85 compared to $8.48

million for the nine-month period ended September 30, 1998.

Salaries and commissions accounted for approximately $213,000 of the increase; benefits accounted for approximately $357,000.

Higher health insurance premiums, higher payroll taxes, a smaller pension credit and expense related to a long-term incentive plan were the main contributors to the increase in benefit expense for the nine months.  Advertising expense was up $135,000, or 56.25%,

to $375,000 for the nine months ended September 30, 1999, versus

$240,000 for the nine months ended September 30, 1998.  Costs related to advertising in a new market and to promote a new line of business ( sales of mutual funds, annuities and insurance products) were primarily responsible for the increase in

advertising expense.  Other expense recorded a decrease of

$418,000, or 21.19%, to $1.56 million for the nine months ended

September 30, 1999, from $1.97 million for the nine months ended

September 30, 1998.  Nonrecurring expenses in 1998 related to the write-down and demolition of bank-owned buildings largely

accounted for the decrease in other expense.  For the nine months ended September 30, 1999, the Corporation expensed $14,000 for demolition expense compared to approximately $470,000 for these expenses in the nine months ended September 30, 1998.  Higher expenses associated with occupancy, legal and professional fees,

data processing and Pennsylvania capital shares tax accounted for the remaining $83,000 increase in noninterest expense for the nine months ended September 30, 1999 versus the nine months ended

September 30, 1998.

      Federal income tax expense for the third quarter and nine

months ended September 30, 1999, was $290,000 and $890,000,

respectively, compared to $416,000 and $1.2 million,

respectively, for the same periods ended September 30, 1998.  The effective tax rates for the nine month periods ended September

30, 1999 and 1998 were 18.96% and 24.49%, respectively, versus a statutory rate of 34.0%. The decrease in the effective tax rate for 1999 versus 1998 is primarily due to a larger portion of tax-

exempt income relative to pre-tax net income.  The variance

between the effective tax rate and the statutory tax rate is due primarily to interest income earned on tax-free investments, tax-

free loans and low income housing tax credits.



The Year 2000 Issue

     The Corporation expects to be fully compliant with all

mission-critical systems for Year 2000.  Some systems dependent on third party compliance, namely public utilities such as

electric, water, sewer, gas and telephone,  are out of our

control but management continues to monitor their status.  In the fourth quarter, the Corporation will continue with its final mission-critical testing, communicate its Year 2000 Business

Resumption Plan and Cash Contingency Plans to employees on a need-

to-know basis and finalize media responses and event planning for the period from midnight 12/31/99 until the next business day on

1/3/2000.  The Corporation has remained in contact with companies that are commercial borrowers to ascertain  their Year 2000

compliance status.  To date, the Corporation does not know of any commercial borrower whose Year 2000 status is of concern for the

Corporation's management. No material Year 2000 costs have been incurred or reflected in the third quarter and nine months

results.  To date, Year 2000 costs have not been material nor do they expect to be.





Financial Condition

     Total assets grew $11.1 million, or 2.60%, to $435.1 million at September 30, 1999, from $425.0 million at December 31, 1998.

Net loans recorded moderate growth increasing $14.8 million to

$273.3 million at September 30, 1999, from $258.5 million at

December 31, 1998.  Mortgage loans recorded the highest growth over the nine months, increasing $7.7 million.  Commercial and consumer loan growth followed with increases of $5.4 million and

$1.7 million, respectively, for the nine-month period.  During the first nine months of 1999 the Corporation sold approximately

$11.6 million in originated loans to the secondary market,

primarily FNMA; this compares with approximately $18.3 million sold during the first nine months of 1998.  Funding for the loan growth came primarily from interest-bearing deposits in other banks (Federal Home Loan Bank of Pittsburgh) and deposit growth.

Total deposits grew $7.1 million, or 2.19%, to $333.7 million.

Money market deposit accounts recorded an increase of

approximately $11.0 million to $67.6 million at September 30,

1999, and accounted for most of the growth in deposits.

Partially offsetting the increase in money market accounts was a decrease of $6.2 million in interest-bearing checking accounts.

Competition from other local financial institutions and from nonfinancial institutions continue to make deposit gathering a challenge for the Corporation.

     Net charge-offs for the third quarter and nine months ended

September 30, 1999, were $59,000 and $327,000, respectively,

compared to $121,000 and $658,000, respectively, for the same periods ended September 30, 1998. The Corporation's consumer loan portfolio was responsible for 98.2% of the net charge-offs year-

to-date.  As discussed in the Corporation's 1998 Annual Report,

personal bankruptcies of loan customers continue to have an

adverse impact on the Corporation.  Although significant

improvement has occurred in the first nine months of 1999,

management remains alert to any signs that would indicate

problems ahead.  The implementation of more stringent

underwriting standards and the intense consumer loan training for all consumer loan personnel is largely responsible for the

improvement achieved to date and will help to reverse the trend in the future.  The annualized rate of net charge-offs to average loans was .16% at September 30, 1999, compared to .44% and .35%

at December 31, 1998 and September 30, 1998, respectively.

     Nonperforming loans totaled $3.3 million at September 30,

1999, compared to $1.6 million and $1.1 million at December 31,

1998 and  September 30, 1998, respectively. Included in

nonperforming loans at September 30, 1999, were nonaccrual loans totaling $2.8 million and $558,000 in loans past due more than 90 days. Nonaccrual loans and loans past due more than 90 days

equaled $1.3 million and $314,000, respectively, at December 31,

1998.  The significant increase in nonaccrual loans at September

30, 1999, was due to one large commercial credit.

The collateral behind this specific loan shows some deficiency and, accordingly, has been considered in evaluating the adequacy of the allowance for possible loan losses.  The Corporation had other real estate owned (OREO) totaling $492,000 at September 30,

1999, compared to $527,000 at year-end 1998.  Nonperforming

assets represented .88% of total assets at September 30, 1999 compared to .51% at December 31, 1998.

     The allowance for possible loan losses totaled $3.8 million at September 30, 1999, compared to $3.5 million at December 31,

1998, and represented 1.38% and1.35%, respectively of total

loans.  The allowance at September 30, 1999, provided coverage for nonperforming loans at a rate of 1.35  times compared to 2.10 times at December 31, 1998.

     Franklin County's economy has remained stable despite the

loss of more than 1,000 jobs in the past year, mostly in

manufacturing and mostly due to cutbacks at Letterkenny Army

Depot and closings at several local manufacturing plants.  The job losses have been partially offset by 700 additional jobs in the hospitality and service sectors.  Despite this shakeup of the local job market, Franklin County has enjoyed a low unemployment rate.  Although the unemployment rate has edged up a bit to 4.5%,

it is still at the state and national averages (both 4.5%).

Local officials are continuously talking to and working with companies who have expressed interest in Franklin County which is located along the Interstate 81 corridor.



Liquidity

     The Corporation's liquidity position (net cash, short-term and marketable assets divided by net deposits and short-term liabilities) was 38.3% at September 30, 1999.  The Corporation

actively sells mortgage loans to the secondary market          (

primarily FNMA) and looks to its borrowing ability with FHLB to satisfy any liquidity needs.  The Corporation sold approximately

$ 11.6 million in mortgage loans to the secondary market

(primarily FNMA) during the first nine months of 1999 and had advances outstanding with FHLB totaling $34.6 million.  The

Corporation's maximum borrowing capacity with FHLB equals $104.4 million.  Management believes that liquidity is adequate to meet the borrowing and deposit withdrawal needs of its customers.



Capital Adequacy

      Total shareholders' equity decreased $776,000 to $39.1

million at September 30, 1999, from $39.9 million at December 31,

1998, primarily the result of unrealized securities losses and cash dividends declared during the first nine months of 1999,

including a  $.40 per share special cash dividend.

     Cash dividends declared in the third quarter and nine months ended September 30, 1999, totaled approximately $503,000 and $2.5 million, respectively.  For the first nine months of 1998, cash dividends declared totaled $868,000.

     Capital adequacy is currently defined by banking regulatory agencies through the use of several minimum required ratios.  At

September  30, 1999, the Corporation was determined to be well capitalized as defined by the banking regulatory agencies.  The

Corporation's leverage ratio, Tier I and Tier II risk-based

capital ratios at September 30, 1999, were 8.76%, 12.84 % and

14.09 %, respectively.  For more information refer to Note 2 of the financial statements.



PART I, ITEM 3

Qualitative and Quantitative Disclosures about Market Risk

     There were no material changes in the Corporation's exposure to market risk during the nine months ended September 30, 1999.

However, in the third quarter the Corporation entered into an interest rate cap as disclosed in Note 4.  For more information on market rate risk refer to the Corporation's 1998 10-K.







PART II - OTHER INFORMATION


Item 1.   Legal Proceedings
          None
Item 2.   Changes in Securities and Use of Proceeds
          None
Item 3.   Defaults by the Company on its Senior Securities
          None
Item 4.   Results of Votes of Security Holders
          None
Item 5.   Other Information
          None
Item 6a. Exhibits and Reports on Form 8-K

          (a)  Exhibit 10  Material Contracts
            10.  Severance Benefit Agreement

          (b)  Reports on Form 8-K
            A Form 8-K dated July 15, 1999 was filed in connection with a change in Registrant's Certifying
            Accountants.



Exhibit 10  Material Contracts

                   SEVERANCE BENEFIT AGREEMENT

     MADE as of and effective this 28th day of July, 1999, by and between FRANKLIN FINANCIAL SERVICES CORPORATION, a Pennsylvania business corporation having its principal office at P.O. Box T, 20 South Main Street, Chambersburg, Pennsylvania 17201-0819 (the "Company"), and THEODORE D. McDOWELL, an adult individual ("Executive").

                           Background:

     The Company wishes to hire Executive as its Executive Vice President for Sales and Service. As an inducement to Executive to accept the Company's offer of employment, the Company is entering into this Agreement in order to provide, on the terms and subject to the conditions hereinafter set forth, a severance benefit to Executive in the event that, following a change in control of the Company, Executive's employment is terminated by the Company without cause or in the event that Executive terminates his employment for good reason.

                           WITNESSETH:

     NOW, THEREFORE, in consideration of the undertakings hereinafter set forth and intending to be legally bound, the parties hereby agree as follows:

     1.   SEVERANCE BENEFIT

          The Company of the Surviving Corporation (as hereinafter defined) shall pay to
Executive the sum of $150,000 in the event that at any time within 18 months following the occurrence of a Change in Control
(as hereinafter defined) of the Company and prior to the termination of this Agreement:

          (a) Termination of Employment without Cause. Executive's employment is terminated without Cause
               (as hereinafter defined); or

          (b) Termination by Executive for Good Reason. Executive terminates his employment for Good Reason
               (as hereinafter defined).

     The foregoing amount shall be paid in a lump sum, subject to withholding by the Company of all applicable federal, state and local withholding taxes (the Severance Payment), immediately following the termination of Executive's employment.

     2.   CERTAIN DEFINITIONS

          (a) Change in Control. As used in this Agreement, "Change in Control" shall mean the first to occur of any of the following events:

               (i) Acquisition of Company Securities. Any "Person" (without the meaning of such term as used in Sections 13(d) and 14(d) of the Securities and Exchange Act of 1934), other than any employee benefit plan maintained by the Company or by Farmers and Merchants Trust Company of Chambersburg ("F&M Trust") or any entity holding the Company's voting securities for, or pursuant to, the terms of any such plan (a "Benefit Plan), is or becomes the beneficial owner, directly or indirectly, of Company securities representing 24.99% or more of the combined voting power of the Company's then outstanding securities;

               (ii) Disposition of Assets.  A binding written agreement is executed providing for a sale, exchange, transfer or other disposition of substantially all of the assets of the Company (a sale of F&M Trust shall be deemed to be a sale of substantially all of the Company's assets) or of F&M Trust, to another entity, except to an entity controlled directly or indirectly by the Company;

               (iii)Merger, Consolidation or Reorganization.  A binding
                    written agreement is executed providing for a merger, consolidation, or other reorganization of the Company, unless:

                    (A) Under the terms of the Agreement providing for such merger, consolidation or reorganization: (1) the shareholders of the Company immediately before such merger, consolidation or reorganization will own, directly or indirectly immediately following such merger, consolidation or reorganization, more than 50% of the combined voting power of the outstanding voting securities of the corporation resulting from such merger,consolidation or reorganization, (the "Surviving Corporation") in substantially the same proportion as their ownership of the voting securities of the Company immediately before such merger,consolidation or reorganization;
                         and (2) the individuals who were members of the Company's board of directors immediately prior to the execution of such agreement will constitute more than 50% of the members of the board of directors of the Surviving Corporation after such merger, consolidation or reorganization;or

                  (B) Both of the following apply; (1) under the terms of the agreement providing for such merger, consolidation or reorganization, the shareholders of the Company immediately before such merger, consolidation or reorganization will own, directly or indirectly immediately following such merger, consolidation or reorganization, not less than 45% of the combined voting power of the outstanding voting securities of the Surviving Corporation, and (2) the board of directors of the Company, prior to the execution of the agreement providing for such merger, consolidation or reorganization, by the affirmative vote of not less than 75% of the directors then in office, explicitly designates such merger, consolidation or reorganization as a transaction constituting a "merger of equals


               (iv) Liquidation or Dissolution.  A plan of liquidation or dissolution of the Company or F&M Trust, other than pursuant to bankruptcy or insolvency laws, is adopted: or

               (v) Change in Composition of Board of Directors. During any period of two consecutive years, the individuals who at the beginning of such period constituted the board of directors of the Company cease for any reason to constitute at least a majority of the board of directors of the Company, unless the election (or the nomination for election by the Company's shareholders) of each new director was approved by a vote of at least two-thirds of the directors then in office who were directors at the beginning of the period.

          (b) Cause. As used in this Agreement, "Cause" shall mean: (i) a documented,repeated and willful refusal or neglect on the part of the Executive to perform his duties to the Company following not less than 30 days' written notice to Executive specifying the nature of such refusal or neglect and the failure of Executive to correct such refusal or neglect within such 30 day period, but only if such termination is approved by a vote of a majority of the directors of the Company then in office, (ii) Executive's conviction of or plea of guilty or nolo contendere to a felony, a crime of falsehood or a crime involving moral turpitude, (iii)conduct on the part of Executive involving dishonesty or moral turpitude or conduct which is directly and materially injurious to the Company or to F&M Trust, but only if such termination is approved by a majority of the directors of the Company then in office, or (iv) the issuance by any federal or state regulator orthe Company or of F&M Trust of an unappealable order to the effect that Executive be permanently discharged.

          (c) Good Reason. As used in this Agreement, "Good Reason" shall mean: (i)a failure by the Company to require any Surviving Corporation, in writing, to expressly assume and agree to perform the obligations of the Company under this Agreement,
               (ii) a reduction or change (or attempted reduction or change) by the company (or by the Surviving Corporation, in any material respect and without Executive's consent, of the authority, duties, compensation,benefits or other terms and conditions of Executive's employment,
              (iii) a reassignment by the Company (or by the Surviving
               Corporation) of Executive to a location outside of Franklin County, Pennsylvania, or (iv) a determination by Executive in good faith and in his sole and absolute discretion that he is unable to work harmoniously and effectively with the new management of the Company (or with the management of the Surviving Company) or that he is otherwise unable effectively to carry out his duties and to discharge his responsibilities to the Company (or to the Surviving Corporation).

     3.   NO AFFECT ON EMPLOYMENT STATUS OR RIGHTS UNDER OTHER
PLANS

          (a) Employment Status. Executive acknowledges that he is an employee at will and that this Agreement is not an employment contract and is not intended to confer upon him any right with respect to the continuance of his employment by the Company or to limit in any way the right of the Company to terminate his employment at any time.

          (b) Other Plans. This Agreement is not intended to reduce, restrict or eliminate any benefit to which Executive may otherwise be entitled at the time of the termination of his employment under the terms of any employment benefit plan of the Company (or the Surviving Corporation) or of F&M Trust then in effect.

     4.   TERMINATION

          (a)  No Change in Control on or Before December 31, 2001.
               Provided that a Change in Control of the Company does not occur on or before December 31, 2001, this Agreement shall terminate automatically on December 31, 2001, unless one of the following events occurs before December 31, 2001, in which case this Agreement shall terminate automatically upon the first to occur of the following events;

               (i) Grant of Long-Term Incentive Award. The grant to Executive of an award pursuant to a long-term management incentive program to be adopted by the Company following the vesting or expiration of the currently outstanding restricted stock awards (which awards are referred to by the Company as the RSJP "96 Awards"), such award to be on such terms as the board of directors of the Company may determine in the exercise of its sole and absolute discretion to be appropriate;

               (ii) Termination of Employment.  The termination of Executive's employment for any reason; or

               (iii)Mutual Consent.  The execution by the Company and by
                    Executive of a written instrument consenting to the termination of this Agreement.

          (b) Change in Control on or Before December 31, 2001. In the event that a Change in Control of the Company occurs on or before December 31,2001 (and provided that this Agreement has not been terminated pursuant to Section 4(a) above prior to the occurrence of such Change in Control), this Agreement shall terminate automatically upon the first to occur of the following events:

               (i) Expiration of 18 Months From Occurrence of Change in Control.The expiration of 18 months from the date of the occurrence of the Change in Control;

               (ii) Termination of Employment.  The termination of Executive's employment for Cause or by reason of Executive's disability or death;

               (iii)Mutual Consent.  The execution by the Company (or by
                    the Surviving Corporation) and by Executive of a written instrument consenting to the termination of this Agreement; or

               (iv) Payment.  Payment of the Severance Payment in full by the
                    Company (or by the Surviving Corporation) to Executive.

          (c) Effect of Termination. All of Executive's rights hereunder shall terminate upon termination of this Agreement, except that, if Executive's employment is terminated prior to termination of this Agreement under circumstances giving rise to the right to receive the Severance Agreement as provided in Section 1 above and if the Severance Payment has not then been paid in full to Executive,termination of this Agreement shall not adversely affect Executive's accrued right to enforce payment of the Severance Payment.

     5.   ATTORNEYS' FEES AND RELATED EXPENSES

In the event, following the occurrence of a Change in Control of the Company, Executive shall determine in the exercise of his sole and absolute discretion that it is necessary to engage an attorney for purposes of advising him of his rights under this Agreement or for purposes of enforcing his rights hereunder, the Company (or the Surviving Corporation) shall within 30 days following receipt of written demand from Executive, pay all legal fees and related expenses incurred by him in the connection with such advice or enforcement.

     6.   PARTIES IN INTEREST

          (a) The Company. This Agreement shall be binding upon and shall inure to the benefit of the Company and its successors and assigns, including, without limitation, any Successor Corporation. The Company shall require any such successor or assign, by written agreement, to expressly assume and agree to perform the obligations of the Company hereunder and shall promptly provide a copy of such written agreement to Executive.

          (b) Executive. This Agreement shall inure to the benefit of (and may be enforced by ) Executive and his heirs, executors, administrators and assigns.

     7.   MISCELLANEOUS PROVISIONS

          (a)  Notices.  All notices and other communications hereunder:
               (i) shall be in writing and shall be deemed to have been given or made: (A) on the date of delivery when hand delivered or when sent by commercial courier service for next business day delivery, or (B) three days after the date on which such notice or other communication is mailed, certified mail, return receipt requested, and (ii) shall be addressed, in the case of the Company, to its address as it appears above and, in the case of Executive, to his residence address as it appears in his personnel file maintained by the Company, or to such other address as a party may subsequently designate in writing and deliver as provided in this Section 7(a). A notice or other communication hereunder may be given or made to a party by first class mail, telefax, teletype or electronic mail, but no such notice or other communication shall be deemed to have been duly given or made unless and until it is received by such party.

          (b) Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the Commonwealth of Pennsylvania,without reference to its law on the choice of laws.

          (c) Amendment. No term or provision of this Agreement may be modified or otherwise amended, except by means of a written instrument executed by the Company and by Executive.

          (d) Entire Agreement. This Agreement sets forth the entire understanding of the parties hereto and supersedes all prior written or oral agreements, arrangements and understandings relating to the subject matter hereof.

          IN WITNESS WHEREOF, this Agreement is executed as of and effective the day and year first above written.

FRANKLIN FINANCIAL SERVICES
CORPORATION

By: /s/ William E. Snell, Jr.           /s/ Theodore D. McDowell
       (SEAL)
     William E. Snell, Jr.                  (Theodore D.McDowell)
     President and Chief
     Executive Officer

              FRANKLIN FINANCIAL SERVICES CORPORATION
                         and SUBSIDIARY




                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         Franklin Financial Services Corporation



  November 5, 1999               /s/ William E. Snell,Jr.
                                     William E. Snell, Jr.
                                     President and Chief Executive Officer

  November 5, 1999               /s/ Elaine G. Meyers
                                     Elaine G. Meyers
                                     Treasurer and Chief Financial Officer