Form 10-K405
period 1999-12-31
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2000-03-29
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________ to___________
Commission file number 0-12126

FRANKLIN FINANCIAL SERVICES CORPORATION
(Exact name of registrant as specified in its charter)

_____PENNSYLVANIA__________        ______25-1440803______
(State or other jurisdiction       (I.R.S. Employer
of incorporation or organization)   Identification No.)

20 South Main Street, PO Box T, Chambersburg, PA 17201-0819
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code (717) 264-6116

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                   Names of each exchange on
______NONE__________                  which registered ____________

Securities registered pursuant to Section 12(g) of the Act:
Common Stock $1.00 par value per share

(Title of class)

Indicate by check mark whether the registrant has (1)
filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the
preceding 12 months (or for such shorter periods that the
registrant was required to file such reports), and (2)
been subject to such filing requirements for the past 90
days.     Yes_X_   No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X_

The aggregate market value of the 2,329,411 shares of the Registrant's common stock held by nonaffiliates of the Registrant as of February 15, 2000, based on the average of the bid and asked price for such shares, was $40,910,281. There were 2,793,092 outstanding shares of the Registrant's common stock as of February 15, 2000.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive annual proxy statement to be filed, pursuant to Reg. 14A within 120 days after December 31, 1999, are incorporated into Part III.

FRANKLIN FINANCIAL SERVICES CORPORATION

FORM 10-K

INDEX

Part I                                                          Page

Item 1.  Business . . . .. . . . . . . .                          3
Item 2.  Properties . . .. . . . . . . .                          7
Item 3.  Legal Proceedings. . . . . . . . . . .                   7
Item 4.  Submission of Matters to a Vote of Security Holders      7

Part II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters. . . . . . . . . . . . . . . . .     8
Item 6.  Selected Financial Data. . . . . . . . . . . . . . .    10
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations .. . . . . . . .    11
Item 7a. Quantitative and Qualitative Disclosures About
         Market Risk . . . . . . . . . . . . . . . . . . . .     27
Item 8.  Financial Statements and Supplementary Data. . . . .    27
Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure. . . . . . . . .    49

Part III

Item 10.  Directors and Executive Officers of the Registrant      49
Item 11.  Executive Compensation. . . . . . . . . . . . . .       49
Item 12.  Security Ownership of Certain Beneficial Owners
          and Management. . . . . . . . . . . . . . . . . .       50
Item 13.  Certain Relationships and Related Transactions. .       50

Part IV

Item 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K. . . . . . . . . . . . . . . .      50

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . .     52

Index of Exhibits . . . . . . . . . . . . . . . . . . . . . .     54

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

    On May 1, 1995, the Mont Alto State Bank, also a commercial bank and a subsidiary of the Corporation, was merged into Farmers and Merchants Trust Company. In addition, on December 29, 1995, Franklin Founders Life Insurance Company, a credit life reinsurance company and a subsidiary of the Corporation, was liquidated. The Corporation conducts all of its business through its only direct subsidiary, F&M Trust, which is wholly owned. F&M Trust, established in 1906, is a full-service, Pennsylvania -chartered commercial bank and trust company, which is not a member of the Federal Reserve System. F&M Trust, which operates 12 full service offices in Franklin and Cumberland Counties, Pennsylvania, engages in general commercial, retail banking and trust services normally associated with community banks and its deposits are insured (up to applicable limits) by the Federal Deposit Insurance Corporation (the "FDIC"). A wide variety of banking services are offered by F&M Trust to businesses, individuals, and governmental entities. These services include, but are not necessarily limited to, accepting and maintaining checking, savings, and time deposit accounts, providing investment and trust services, making loans and providing safe deposit facilities.

    The Corporation's subsidiary is not dependent upon a single customer or a few customers for a material part of its business. Thus, the loss of any customer or identifiable group of customers would not materially affect the business of the Corporation or F&M Trust in an adverse manner. Also, none of the Corporation's business is seasonal. The Bank's lending activities consist primarily of commercial, agricultural and industrial loans, installment and revolving loans to consumers, residential mortgage loans, and construction loans. Secured and unsecured commercial and industrial loans, including accounts receivable, inventory financing and commercial equipment financing, are made to small and medium-sized businesses, individuals, governmental entities, and non-profit organizations. F&M Trust also participates in Pennsylvania Higher Education Assistance Act student loan programs and Pennsylvania Housing Finance Agency programs.

    Installment loans involve both direct loans to consumers and the purchase of consumer obligations from dealers and others who have sold or financed the purchase of merchandise, including automobiles and mobile homes, to their customers. The Bank's mortgage loans include long-term loans to individuals and to businesses secured by mortgages on the borrower's real property. Construction loans are made to finance the purchase of land and the construction of buildings thereon, and are secured by short-term mortgages on real estate. In certain situations, the Bank acquires properties through foreclosure on delinquent loans.
The Bank holds these properties until such time as they are in a marketable condition and a buyer can be obtained.

    F&M Trust's Investment and Trust Services Department offers all of the personal and corporate trust services normally associated with trust departments of area banks including: estate planning and administration, corporate and personal trust fund management, pension, profit sharing and other employee benefits funds management, custodial services, and trustee services for publicly issued debentures. F&M Trust's Personal Investment Center sells mutual fund, annuity and selected insurance products.

Competition

    The Corporation and its subsidiary operate in a competitive environment that has intensified in the past few years as they have been compelled to share their market with institutions that are not subject to the regulatory restrictions on domestic banks and bank holding companies. Profit margins in the traditional banking business of lending and gathering deposits has declined as deregulation has allowed nonbanking institutions to offer alternative services to many of F&M Trust's customers.

    The principal market of F&M Trust is in Franklin County and western Cumberland County, Pennsylvania. Eleven commercial bank competitors of F&M Trust have offices in this region, in addition to credit unions, savings and loan associations, mortgage banks, brokerage firms and other competitors. F&M Trust is the largest financial institution headquartered in Franklin County and had total assets of approximately $444,700,000 on December 31, 1999.

    All of the local commercial bank competitors of the Corporation are subsidiaries of bank holding companies. The Corporation ranks seventh in size of the twelve bank holding companies having offices in its primary market.

Staff

    As of December 31, 1999, the Corporation and its subsidiary had 191 full-time equivalent employees. Most employees participate in pension, profit sharing/bonus, and employee stock purchase plans and are provided with group life, health and major medical insurance. Management considers employee relations to be excellent.

Supervision and Regulation

    Various requirements and restrictions under the laws of the United States and under Pennsylvania law affect the Corporation and its subsidiaries.

General

    The Corporation is registered as a bank holding company and is subject to supervision and regulation by the Board of Governors of the Federal Reserve System under the Bank Holding Act of 1956, as amended. As a bank holding company, the Corporation's activities and those of its bank subsidiary are limited to the business of banking and activities closely related or incidental to banking. Bank holding companies are required to file periodic reports with and are subject to examination by the Federal Reserve Board. The Federal Reserve Board has issued regulations under the Bank Holding Company Act that require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks.
As a result, the Federal Reserve Board, pursuant to such regulations, may require the Corporation to stand ready to use its resources to provide adequate capital funds to its bank subsidiary during periods of financial stress or adversity.

    The Bank Holding Company Act prohibits the Corporation from acquiring direct or indirect control of more than 5% of the outstanding shares of any class of voting stock, or substantially all of the assets of, any bank, or from merging or consolidating with another bank holding company, without prior approval of the Federal Reserve Board. Additionally, the Bank Holding Company Act prohibits the Corporation from engaging in or from acquiring ownership or control of more than 5% of the outstanding shares of any class of voting stock of any company engaged in a non-banking business, unless such business is determined by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto. The types of businesses that are permissible for bank holding companies to own have been expanded by recent federal legislation.

    As a Pennsylvania bank holding company for purposes of the Pennsylvania Banking Code, the Corporation is subject to regulation and examination by the Federal Reserve Board.

    The Bank is a state chartered bank that is not a member of the Federal Reserve System and its deposits are insured (up to applicable limits) by the Federal Deposit Insurance Corporation (the "FDIC"). The Bank is subject to regulation and examination by the FDIC the Federal Reserve Board and the Pennsylvania Department of Banking., and to a lesser extent by the FDIC. The Bank is also subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. The Community Reinvestment Act requires the Bank to help meet the credit needs of the entire community where the Bank operates, including low and moderate income neighborhoods.
The Bank's rating under the Community Reinvestment Act, assigned by the FDIC Federal Reserve Board pursuant to an examination of the Bank, is important in determining whether the bank may receive approval for, or utilize certain streamlined procedures in, applications to engage in new activities. Various consumer laws and regulations also affect the operations of the Bank. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

Capital Adequacy Guidelines

    Bank holding companies are required to comply with the Federal Reserve Board's risk-based capital guidelines. The required minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is required to be "Tier 1 capital," consisting principally of common shareholders' equity, less certain intangible assets. The remainder ("Tier 2 capital") may consist of certain preferred stock, a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, and a limited amount of the general loan loss allowance. The riskbased capital guidelines are required to take adequate account of interest rate risk, concentration of credit risk, and risks of nontraditional activities.

    In addition to the risk-based capital guidelines, the Federal Reserve Board requires a bank holding company to maintain a leverage ratio of a minimum level of Tier 1 capital (as determined under the risk-based capital guidelines) equal to 3% of average total consolidated assets for those bank holding companies which have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. All other bank holding companies are required to maintain a ratio of at least 1% to 2% above the stated minimum. The Bank is subject to almost identical capital requirements also adopted by the FDIC.
Although not adopted in regulation form, the Pennsylvania Department of Banking utilizes capital standards requiring In addition to Federal Reserve capital requirements, the Pennsylvania Department of Banking also requires state chartered banks to maintain a minimum of 6% leverage capital level and 10% risk-based capital, defined substantially the same as those by the FDIC.as the federal regulations.

Prompt Corrective Action Rules

    The federal banking agencies have regulations defining the levels at which an insured institution would be considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." The applicable federal bank regulator for a depository institution could, under certain circumstances, reclassify a "well-capitalized" institution as "adequately capitalized" or require an "adequately capitalized" or "undercapitalized" institution to comply with supervisory actions as if it were in the next lower category. Such a reclassification could be made if the regulatory agency determines that the institution is in an unsafe or unsound condition (which could include unsatisfactory examination ratings). The Corporation and the Bank each satisfy the criteria to be classified as "well capitalized" within the meaning of applicable regulations.

Regulatory Restrictions on Dividends

    Dividend payments by the Bank to the Corporation are subject to the Pennsylvania Banking Code, the Federal Deposit Insurance Act, and the regulations of the FDIC Federal Reserve. Under the Banking Code, no dividends may be paid except from "accumulated net earnings" (generally, retained earnings). The Federal Reserve Board and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions. The Prompt Corrective Action Rules, described above, further limit the ability of banks to pay dividends, because banks which are not classified as well capitalized or adequately capitalized may not pay dividends.

FDIC Insurance Assessments

    The FDIC has implemented a risk-related premium schedule for all insured depository institutions that results in the assessment of premiums based on capital and supervisory measures. Under the risk-related premium schedule, the FDIC assigns, on a semiannual basis, each depository institution to one of three capital groups (well -capitalized, adequately capitalized or undercapitalized) and further assigns such institution to one of three subgroups within a capital group. The institution's subgroup assignment is based upon the FDIC's judgment of the institution's strength in light of supervisory evaluations, including examination reports, statistical analyses and other information relevant to measuring the risk posed by the institution. Only institutions with a total capital to risk-adjusted assets ratio of 10% or greater, a Tier 1 capital to risk-based assets ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater, are assigned to the well-capitalized group. As of December 31, 1999, the Bank was well capitalized for purposes of calculating insurance assessments.

    The Bank Insurance Fund is presently fully funded at more than the minimum amount required by law. Accordingly, the 2000 Bank Insurance Fund assessment rates range from zero for those institutions with the least risk, to $0.27 for every $100 of insured deposits for institutions deemed to have the highest risk. The Bank is in the category of institutions that presently pay nothing for deposit insurance. The FDIC adjusts the rates every six months.

    While the Bank presently pays no premiums for deposit insurance, it is subject to assessments to pay the interest on Financing Corporation bonds. The Financing Corporation was created by Congress to issue bonds to finance the resolution of failed thrift institutions. Prior to 1997, only thrift institutions were subject to assessments to raise funds to pay the Financing Corporation bonds. On September 30, 1996, as part of the Omnibus Budget Act, Congress enacted the Deposit Insurance Funds Act of 1996, which recapitalized the Savings Association Insurance Fund and provided that commercial banks would be subject to 1/5 of the assessment to which thrifts are subject for Financing Corporation bond payments through 1999. Beginning in 2000, commercial banks and thrifts are subject to the same assessment for Financing Corporation bonds.
The FDIC sets the Financing Corporation assessment rate every quarter. The Financing Corporation assessment for the Bank (and all other banks) for the first quarter of 2000 is an annual rate of $.0212 for each $100 of deposits.

New Legislation

    Landmark legislation in the financial services area was signed into law by the President on November 12, 1999. The Gramm-Leach-Bliley
Act dramatically changes certain banking laws that have been in effect since the early part of the 20th century. The most radical changes are that the separation between banking and the securities businesses mandated by the Glass-Steagall Act has now been removed, and the provisions of any state law that prohibits affiliation between banking and insurance entities have been preempted. Accordingly, the new legislation now permits firms engaged in underwriting and dealing in securities, and insurance companies, to own banking entities, and permits bank holding companies (and in some cases, banks) to own securities firms and insurance companies. The provisions of federal law that preclude banking entities from engaging in non- financially related activities, such as manufacturing,have not been changed.
For example, a manufacturing company cannot own a bank and become a bank holding company, and a bank holding company cannot own a subsidiary that is not engaged in financial activities, as defined by the regulators.

    The new legislation creates a new category of bank holding company called a "financial holding company." In order to avail itself of the expanded financial activities permitted under the new law, a bank holding company must notify the Federal Reserve that it elects to be a financial holding company. A bank holding company can make this election if it, and all its bank subsidiaries, are well capitalized, well managed, and have at least a satisfactory Community Reinvestment Act rating, each in accordance with the definitions prescribed by the Federal Reserve and the regulators of the subsidiary banks. Once a bank holding company makes such an election, and provided that the Federal Reserve does not object to such election by such bank holding company, the financial holding company may engage in financial activities (i.e., securities underwriting, insurance underwriting, and certain other activities that are financial in nature as to be determined by the Federal
Reserve) by simply giving a notice to the Federal reserve within thirty days after beginning such business or acquiring a company engaged in such business. This makes the regulatory approval process to engage in financial activities much more streamlined than it was under prior law.

    The Corporation believes it qualifies to become a financial holding company, but has not yet determined whether it will file to become treated as one. The Federal Reserve has only recently promulgated rules implementing these provisions of the new legislation, and the Corporation may wait to see what the experience of other companies is under the new rules before it makes an election.

    The new law also permits certain financial activities to be undertaken by a subsidiary of a national bank. As the Bank is not a national bank, these provisions do not apply directly to the Bank. Generally, for financial activities that are conducted as a principal, such as an underwriter or dealer holding an inventory, a national bank must be one of the 100 largest national banks in the United States and have debt that is rated investment grade. National banks that are not one of the 100 largest national banks in the United States are not authorized under the new law to conduct financial activities as a principal. However, such smaller national banks may own a securities broker or an insurance agency and certain other financial agency entities under the new law. Under prior law, national banks could only own an insurance agency if it was located in a town of fewer than 5,000 residents, or under certain other conditions. Under the new law, there is no longer any restriction on where the insurance agency subsidiary of a national bank is located or does business.
As a Pennsylvania bank, the Bank is permitted under Pennsylvania law to own and operate an insurance agency without restriction, and could also own and operate a securities brokerage.

    In addition to the foregoing provisions of the new law that make major changes to the federal banking laws, the new legislation also makes a number of additions and revisions to numerous federal laws that affect the business of banking. For example, there is now a federal law on privacy with respect to customer information held by banks. The federal banking regulators are authorized to adopt rules regarding privacy for customer information. Banks must establish a disclosure policy for non-public customer information, disclose the policy to their customers, and give their customers the opportunity to object to non-public information being disclosed to a third party. Also, the Community Reinvestment Act has been amended by the new law to provide that small banks (those under $250 million in assets) that previously received an "outstanding" on their last CRA exam will not have to undergo another CRA exam for five years, or for four years if their last exam was "satisfactory." In addition, any CRA agreement entered into between a bank and a community group must be disclosed, with both the bank and the group receiving any grants from the bank detailing the amount of funding provided and what it was used for. The new law also requires a bank's policy on fees for transactions at ATM machines by non-customers to be conspicuously posted on the ATM. Several other provisions affecting other general regulatory requirements for banking institutions were also adopted.

    It is too early to tell what effect the Gramm-Leach-Bliley Act may have on the Corporation and the Bank. The intent and scope of the act is positive for the financial industry, and is an attempt to modernize federal banking laws and make U. S. institutions competitive with those from other countries. While the legislation makes significant changes in U. S. banking law, such changes may not directly affect the Corporation's business unless it decides to avail itself of new opportunities available under the new law. The Corporation does not expect any of the provisions of the new Act to have a materially adverse effect on its existing operations, or to significantly increase its costs.

    Separately from the Gramm-Leach-Bliley Act, Congress is often considering some financial industry legislation. The Corporation cannot predict how any new legislation, or new rules adopted by the federal banking agencies, may affect its business in the future.

Selected Statistical Information

    Certain statistical information is included in this report as part of Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 2. Properties

    The Corporation's headquarters is located in the main office of F&M Trust at 20 South Main Street, Chambersburg, Pennsylvania. The Corporation owns one property in Franklin County, Pennsylvania that is used by F&M Trust for bank operations.

    In addition to its main office, F&M Trust owns eleven properties and leases one property, all of which are used for banking offices and operations. F&M Trust also leases three locations for off-site ATM facilities. The bank owns one property slated for demolition as part of an expansion of the headquarters facility. This project is scheduled to begin in 2000. All of the properties owned by the bank are located in Franklin and Cumberland Counties, Pennsylvania.

Item 3.  Legal Proceedings

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Part II

Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters

Market and Dividend Information

    The Corporation's common stock is not actively traded in the overthe-counter market. The Corporation's stock is listed under the symbol "FRAF" on the O.T.C. Electronic Bulletin Board, an automated quotation service. Current price information is available from account executives at most brokerage firms as well as the registered market makers of Franklin Financial Services Corporation common stock as listed below under Shareholders' Information.

    There were 1,945 shareholders of record as of December 31, 1999. The range of high and low bid prices, as reported by local sources is shown below for the years 1999 and 1998. Also shown are the cash dividends declared for the same years.

                          Per Share
    1999            High          Low               Cash
                                                  dividends
                                                  declared*

First quarter     $30.00        $28.00              $0.56
Second quarter     31.25         29.75               0.16
Third quarter      29.75         23.00               0.18
Fourth quarter     23.125        20.375              0.18

                                                    $1.08

                          Per Share
    1998            High          Low               Cash
                                                  dividends
                                                  declared*

First quarter     $36.00        $32.83              $-
Second quarter     37.75         36.00               0.15
Third quarter      37.00         30.00               0.16
Fourth quarter     30.00         29.00               0.16

                                                    $0.47


* In the first quarter of 1999 the Board declared a special cash dividend of $.40 per share in addition to a regular cash dividend of $.16 per share. In November, 1997, the Board declared the first quarter 1998 cash dividend of $.15 per share.

                 Shareholders' Information

Dividend Reinvestment Plan

    Franklin Financial Services Corporation offers a dividend reinvestment program whereby shareholders with stock registered in their own names may reinvest their dividends in additional shares of the Corporation. Information concerning this optional program is available by contacting the Corporate Secretary at 20 South Main Street, P.O. Box 6010, Chambersburg, PA 17201-6010, telephone 717/264-6116.

Dividend Direct Deposit Program

    Franklin Financial Services Corporation offers a dividend direct deposit program whereby shareholders with registered stock in their own names may choose to have their dividends deposited directly into the bank account of their choice on the dividend payment date. Information concerning this optional program is available by contacting the Corporate Secretary at 20 South Main Street,
P.O. Box 6010, Chambersburg, PA 17201-6010, telephone 717/264-6116.

Annual Meeting

    The Annual Shareholders' Meeting will be held on Tuesday, April 25, 2000, at the Lighthouse Restaurant, 4301 Philadelphia Avenue, Chambersburg. The Business Meeting will begin at 10:30 a.m. and will be followed by a luncheon served at 12:00 noon.

Stock Information

    The following brokers are registered as market makers of Franklin Financial Services Corporation's common stock:

Ferris Baker Watts    17 East Washington Street
                      Hagerstown, MD 21740
                      800/344-4413

Tucker Anthony Cleary Gull
(A division of Tucker Anthony Inc.)

                      2101 Oregon Pike
                      Lancaster, PA 17601
                      800/646-8647


F.J. Morrissey & Co., Inc.
                      1700 Market Street, Suite 1420,
                      Philadelphia, PA  19103-3913
                      215/563-3296


Ryan, Beck & Co.      3 Parkway,
                      Philadelphia, Pa 19102
                      800/223-8969

Registar and Transfer Agent

    The registrar and transfer agent for Franklin Financial Services Corporation is Fulton Bank, P.O. Box 4887, Lancaster, PA 17604.

Item 6.  Selected Financial Data

       SUMMARY OF SELECTED FINANCIAL DATA
                                                      1999           1998           1997           1996           1995
(amounts in thousands, except per share)           ----------     ----------     ----------     ----------     ----------

Summary of operations
Interest income                                         $29,407        $27,463        $26,244        $24,908        $24,853
Interest expense                                         15,002         13,151         12,225         11,087         11,210
                                                    ----------     ----------     ----------     ----------     ----------
     Net interest income                                 14,405         14,312         14,019         13,821         13,643
Provision for possible loan losses                          830          1,061            936            607            302
     Net interest income after provision            ----------     ----------     ----------     ----------     ----------
           for possible loan losses                      13,575         13,251         13,083         13,214         13,341
Noninterest income                                        4,502          4,658          3,932          3,444          3,432
Noninterest expense                                      11,810         11,600         11,262         11,152         11,143
                                                    ----------     ----------     ----------     ----------     ----------
Income before income taxes                                6,267          6,309          5,753          5,506          5,630
Income tax                                                1,183          1,504          1,390          1,379          1,451
                                                    ----------     ----------     ----------     ----------     ----------
      Net income                                         $5,084         $4,805         $4,363         $4,127         $4,179
                                                      ========       ========       ========       ========       ========
Per common share*
Basic earnings per share                                 $1.86          $1.76          $1.59          $1.46          $1.45
Cash dividends declared                                  $1.08          $0.47          $1.37          $0.52          $0.48
                                                      ========       ========       ========       ========       ========
Balance sheet data
End of year
Total assets                                           $444,679       $425,001       $353,865       $336,120       $313,473
Deposits                                                333,310        326,579        274,555        268,202        257,211
Loans, net                                              284,084        258,488        241,244        221,166        210,067
Shareholders' equity                                     39,260         39,901         36,305         35,341         34,956

Performance yardsticks (unaudited)
Return on average assets                                  1.18%          1.29%          1.26%          1.29%          1.34%
Return on average equity                                 12.95%         12.58%         12.03%         11.83%         12.50%
Dividend payout ratio                                    59.38%         27.39%         88.27%         36.42%         33.98%
Average equity to average asset ratio                     9.11%         10.24%         10.49%         10.87%         10.69%

Trust assets under management (unaudited)
Personal trusts (market value)                         $418,723       $399,959       $349,647       $261,803       $223,230
Corporate trusts (market value)                             806          1,105          1,219          1,037            933
                                                    ----------     ----------     ----------     ----------     ----------
                                                       $419,529       $401,064       $350,866       $262,840       $224,163
                                                      ========       ========       ========       ========       ========
* Per share information has been adjusted retroactively to reflect all stock splits and dividends.





Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion and analysis is intended to assist the reader in reviewing the financial information presented and should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein.

Results of Operations: Summary

    Franklin Financial Services Corporation reported steady improvement in earnings for 1999. Net income reached $5,084,000 for the year ended December 31, 1999, an increase of $279,000, or 5.81%, over the $4,805,000 reported for the year ended December 31, 1998. Net income reported for the year ended December 31, 1997, was $4,363,000. Basic earnings per share for 1999 were $1.86 compared to $1.76 and $1.59 per share for 1998 and 1997, respectively. Return on average equity increased to 12.95% for 1999 compared to 12.58% and 12.03% for 1998 and 1997, respectively. The improvement in net income came primarily from net interest income, trust fee income and controlled noninterest expense. Average interest-earning assets grew $55.5 million, or 15.82% to $406.3 million for 1999 compared to $350.8 million for 1998. Average interest- bearing liabilities grew $55.0 million, or 19.01%, to $344.7 million for 1999 compared to $289.7 million for 1998 and contributed to the decline in net interest margin to 3.88% in 1999 from 4.36% in 1998. Noninterest income, excluding securities gains, was up 4.46% to $4.2 million for 1999, primarily the result of a $400,000 growth in trust fee income. Noninterest expense was up 1.81% to $11.8 million due to higher salaries and employee benefits, higher advertising and data processing expense, all of which were largely offset by lower other expense related to nonrecurring demolition and real estate write-down expenses occurring in 1998.

    A more detailed discussion on the areas having the greatest impact on the reported results for 1999 follows.

Net Interest Income

    The most important source of the Corporation's earnings
is net interest income which is defined as the difference between income on interest-earning assets and the expense of interest-bearing liabilities supporting those assets. Principal categories of interest-earning assets are loans and securities, while deposits, securities sold under agreements to repurchase (Repos), short-term borrowings and long-term debt are the principal categories of
interestbearing liabilities.   For the purpose of this discussion
net interest income is adjusted to a tax-equivalent basis. This adjustment facilitates performance comparisons between taxable and tax-free assets by increasing the tax-free income an amount equivalent to the Federal income taxes which would have been paid if this income were taxable at the Corporation's 34% Federal statutory rate.
Net interest income increased $494,000 to $15.8 million in 1999 from
$15.3 million in 1998.   The net interest margin, which reflects
interest rate spread plus the contribution of assets funded by noninterest-bearing sources, decreased to 3.88% for the year ended December 31, 1999, from 4.36% and 4.59% for the years ended December 31, 1998 and 1997, respectively. A strong competitive environment for loans and deposits, market-indexed deposit products and a steady rise in interest rates all contributed to the Corporation's declining net interest margin.

    Table 1 presents net interest income on a tax-equivalent basis for each of the years in the three-year period ended December
31, 1999. Table 2 presents average balances (which will be used in this discussion unless otherwise noted), tax equivalent interest income and interest expense and average rates earned and paid on the Corporation's interest-earning assets and interest-bearing liabilities. Table 3 analyzes the changes attributable to the volume and rate components of net interest income.

                     Table 1. Net Interest Income
                              (Unaudited)


     Net interest income, defined as interest income less interest expense, is as shown in the following table:
(Amounts in thousands)                        1999       % Change       1998       % Change       1997
                                             ------       ------       ------       ------       ------
Interest income                               $29,407      7.08%        $27,463      4.64%        $26,244
Interest expense                               15,002     14.07%         13,151      7.57%         12,225
                                              ------                    ------                    ------
Net interest income                           $14,405      0.65%        $14,312      2.09%        $14,019
Tax equivalent adjustment                       1,375                       974                       868
                                               ------                    ------                    ------
Net interest income/full taxable equivalent   $15,780      3.23%        $15,286      2.68%        $14,887
                                               =====                     =====                     =====





    Net interest income is affected primarily by variations in the volume and mix of the Corporation's assets and liabilities, as well as by changes in the level of interest rates. Short-term interest rates rose steadily during 1999 from lows at year-end 1998. The average prime rate and Federal funds rate in 1999 were 8.00% and 4.95%, respectively, versus 8.35% and 5.36%, respectively, in 1998. Intermediate and long-term interest rates rose steadily throughout the year as the credit markets became increasingly concerned about the prospects of a tighter monetary policy. This concern caused a significant reduction in mortgage origination volume which adversely impacted the Corporation.

    The volume of average interest-earning assets and average interest-bearing liabilities each increased approximately $55.0 million in 1999 over 1998. The yield on interest-earning assets declined 53 basis points to 7.58% for 1999 from 8.11% for 1998. Concurrently, the rates paid on interest-bearing liabilities declined only 19 basis points to 4.35% for 1999 from 4.54% in 1998. Table 3 indicates that, although the decline in yields on interest-earning assets outpaced the decline in rates paid on interest-bearing liabilities by 34 basis points, the strong growth in asset volume helped to offset the adverse impact to the net interest margin and net interest income from the unequal decline in yields earned on earning assets and interest rates paid on interest-bearing liabilities.

    The growth in average earning assets came primarily from the investment portfolio (up $35.3 million, or 38.6%) and the loan portfolio
(up $19.9 million, or 7.86%). Asset growth was funded primarily from interest-bearing deposits (up $32.0 million, or 12.4%), Repos
(up $5.6 million, or 27.7%) and long-term debt (up $18.8 million or 143.8%).

    Interest rates were marginally lower in 1998 versus 1997. The average prime rate and the average Federal funds rates in 1998 were 8.35% and 5.36%, respectively, versus 8.44% and 5.48%, respectively, in 1997.
Net interest income on a tax-equivalent basis rose $401,000 to $15.3 million in 1998 from $14.9 million in 1997. Average earning assets grew $26.4 million to $350.8 million for 1998 compared to $324.3 million in 1997 while the yield decreased 25 basis points to 8.11%. Average interest-bearing liabilities grew $20.3 million to $289.7 million in 1998 versus $269.4 million in 1997 with the rate paid on those liabilities remaining unchanged at 4.54%. The net interest margin decreased to 4.36% for the year ended December 31, 1998 from 4.59% for the year ended December 31, 1997 and resulted more from changes in volume than in changes in interest rates.

               Table 2. Analysis of Net Interest Income
                        (Unaudited)


                                                                       1999
                                                          ---------- ----------------------
                                                            Average  Income or Average
(Amounts in thousands)                                      balance   expense yield/rate
                                                          ----------------------------------
Interest-earning assets:
     Interest-bearing deposits in other banks                 $6,970     $354     5.08%
     Investment securities
          Taxable                                              79,771    4,681    5.87%
          Nontaxable                                           47,068    3,470    7.37%
     Loans, net of unearned discount                          272,470   22,277    8.18%
                                                          ----------------------------------
     Total interest-earning assets                            406,279   30,782    7.58%
                                                          ---------------------------------
Noninterest-earning assets                                     24,428
                                                          ------------
               Total assets                                 $430,707
                                                           =========

Interest-bearing liabilities:
     Deposits:
          Interest-bearing checking                          $44,246     $887     2.00%
          Money market deposit accounts                        65,678    2,725    4.15%
          Savings                                              38,305    1,079    2.82%
          Time                                                138,265    7,250    5.24%
                                                          ----------------------------------
               Total interest-bearing deposits                286,494   11,941    4.17%
                                                          ----------------------------------

Securities sold under agreements to repurchase                 25,802    1,242    4.81%
Short term borrowings                                             510       29    5.69%
Long term debt                                                 31,916    1,790    5.61%
                                                          ----------------------------------
               Total interest-bearing liabilities             344,722   15,002    4.35%
                                                          ----------------------------------
Noninterest-bearing liabilities                                46,734
Shareholders' equity                                           39,251
                                                          ------------
               Total liabilities and shareholders' equity   $430,707
                                                            ========
Net interest income/Net interest margin                                 15,780    3.88%
                                                                     ----------
Tax equivalent adjustment                                              (1,375)
                                                                     ----------
Net interest income                                                    $14,405
                                                                      =======

All amounts have been adjusted to a tax-equivalent basis using a tax rate of 34%


                                                 Table 2. Analysis of Net Interest Income

                                                                       1998
                                                          ---------------------------------
                                                            Average  Income or Average
(Amounts in thousands)                                      balance   expense yield/rate
                                                          ----------------------------------
Interest-earning assets:
     Interest-bearing deposits in other banks                 $6,634     $359     5.41%
     Investment securities
          Taxable                                              60,676    3,641    6.00%
          Nontaxable                                           30,859    2,248    7.28%
     Loans, net of unearned discount                          252,596   22,189    8.78%
                                                          ----------------------------------
     Total interest-earning assets                            350,765   28,437    8.11%
                                                          ---------------------------------
Noninterest-earning assets                                     22,266
                                                          ------------
               Total assets                                 $373,031
                                                           =========

Interest-bearing liabilities:
     Deposits:
          Interest-bearing checking                          $37,046     $801     2.16%
          Money market deposit accounts                        49,933    2,125    4.26%
          Savings                                              38,782    1,080    2.78%
          Time                                                129,094    7,199    5.58%
                                                          ----------------------------------
               Total interest-bearing deposits                254,855   11,205    4.40%
                                                          ----------------------------------

Securities sold under agreements to repurchase                 20,205    1,053    5.21%
Short term borrowings                                           1,547       89    5.75%
Long term debt                                                 13,091      804    6.14%
                                                          ----------------------------------
               Total interest-bearing liabilities             289,698   13,151    4.54%
                                                          ----------------------------------
Noninterest-bearing liabilities                                45,123
Shareholders' equity                                           38,210
                                                          ------------
               Total liabilities and shareholders' equity   $373,031
                                                            ========
Net interest income/Net interest margin                                 15,286    4.36%
                                                                     ----------
Tax equivalent adjustment                                                (974)
                                                                     ----------
Net interest income                                                   $14,312
                                                                      =======

All amounts have been adjusted to a tax-equivalent basis using a tax rate of 34%

                                                 Table 2. Analysis of Net Interest Income

                                                                       1997
                                                          ---------------------------------
                                                            Average  Income or Average
(Amounts in thousands)                                      balance   expense yield/rate
                                                          ----------------------------------
Interest-earning assets:
     Interest-bearing deposits in other banks                   $290      $28     9.66%
     Investment securities
          Taxable                                              61,998    3,869    6.24%
          Nontaxable                                           26,744    1,981    7.41%
     Loans, net of unearned discount                          235,308   21,234    9.02%
                                                          ----------------------------------
     Total interest-earning assets                            324,340   27,112    8.36%
                                                          ---------------------------------
Noninterest-earning assets                                     21,357
                                                          ------------
               Total assets                                 $345,697
                                                            ========
Interest-bearing liabilities:
     Deposits:
          Interest-bearing checking
          Money market deposit accounts                      $34,222     $730     2.13%
          Savings                                              30,182    1,229    4.07%
          Time                                                 43,488    1,220    2.81%
                                                              123,121    6,878    5.59%
               Total interest-bearing deposits            ----------------------------------
                                                              231,013   10,057    4.35%
                                                          ----------------------------------

Securities sold under under agreements to repurchase           14,685      750    5.11%
Short term borrowings                                          15,651      894    5.71%
Long term debt                                                  8,087      524    6.48%
                                                          ----------------------------------
               Total interest-bearing liabilities             269,436   12,225    4.54%
                                                          ----------------------------------
Noninterest-bearing liabilities                                39,989
Shareholders' equity                                           36,272
                                                          ------------
               Total liabilities and shareholders' equity   $345,697
                                                            ========
Net interest income/Net interest margin                                 14,887    4.59%
                                                                     -----------------------
Tax equivalent adjustment                                                (868)
                                                                     ----------
Net interest income                                                   $14,019
                                                                      =======

All amounts have been adjusted to a tax-equivalent basis using a tax rate of 34%


                                                              Years ended December 31
                                                             1999      1998     1997
                                                          ---------------------------------

Rate Analysis:                                                  7.58%    8.11%    8.36%
     Yield on total earning assets                              3.70%    3.75%    3.77%
     Cost of funds supporting earning assets              ---------------------------------
                                                                3.88%    4.36%    4.59%
          Net rate on earning assets                          ========  =======  =======






         Table 3. Rate-Volume Analysis of Net Interest Income (Unaudited)


     Table 3 attributes increases and decreases in components of net interest income either to changes in average volume or to changes in average rates for interest-earning assets and interest-bearing liabilities.
Numerous and simultaneous balance and rate changes occur during the year.  The amount of change that is not due solely to volume or rate is allocated proportionally to both.


                                1999 Compared to 1998                   1998 Compared to 1997
                              Increase (Decrease) due to:             Increase (Decrease) due to:
                            -----------------------------           -----------------------------
(Amounts in thousands)       Volume      Rate        Net             Volume      Rate        Net
                             ------     ------     ------            ------     ------     ------
Interest earned on:
     Interest-bearing deposits
          in other banks         $18       ($23)       ($5)             $349       ($18)      $331
     Investment securities
          Taxable              1,122        (82)     1,040               (81)      (147)      (228)
          Nontaxable           1,195         27      1,222               300        (33)       267
     Loans                     1,682     (1,594)        88             1,530       (575)       955
                              ------     ------     ------            ------     ------     ------
          Total net change in
               interest income 4,017     (1,672)     2,345             2,098       (773)     1,325
                              ------     ------     ------            ------     ------     ------

Interest expense on:
     Interest-bearing checking   147        (61)        86                61         10         71
     Money market deposit
          accounts               655        (55)       600               838         58        896
     Savings accounts            (13)        12         (1)             (131)        (9)      (140)
     Time deposits               495       (444)        51               333        (12)       321

     Securities sold under
          agreements to
          repurchase             274        (85)       189               287         16        303
     Short term borrowings       (59)        (1)       (60)             (811)         6       (805)
     Long term borrowings      1,062        (76)       986               309        (29)       280
                              ------     ------     ------            ------     ------     ------
     Total net change in
        interest expense       2,561       (710)     1,851               886         40        926
                              ------     ------     ------            ------     ------     ------
Increase (Decrease) in net
     interest income          $1,456      ($962)      $494            $1,212      ($813)      $399
                             =======    =======    =======           =======    =======    =======


     Nonaccruing loans are included in the loan balances used to calculate the above rate volume analysis.The interest associated with these nonaccruing loans is not shown in the loan income numbers.  All nontaxable interest income has been adjusted to a tax-equivalent basis, using a tax rate of 34%.




Provision for Possible Loan Losses

    The provision for possible loan losses charged against earnings in 1999 was $830,000 compared to $1.061 million and $936,000 in 1998 and
1997, respectively. The lower provision in 1999 versus 1998 was directly related to lower net charge-offs in 1999 versus 1998.
Net charge-offs in 1999 totaled $520,000 compared to $816,000 and $692,000 in 1998 and 1997, respectively. Management performs a quarterly analysis of the loan portfolio considering current economic conditions and other relevant factors to determine the adequacy of the allowance for possible loan losses. For more information, refer to the loan quality discussion and Table 13.

Noninterest Income and Expense

    1999 versus 1998: Noninterest income, excluding securities gains, grew 4.46%, or $180,000 to $4.2 million for the year ended December, 31, 1999, compared to the same period ended December 31, 1998. Trust fee income was up $400,000 to $2.2 million in 1999 from $1.8 million in 1998. An aggressive sales culture from traditional trust business contributed to the strong increase in trust fee income. Trust assets were up $18.5 million to $419.5 million in market value at December
31, 1999 compared to $401.0 million at December 31, 1998.

    Other income was down $185,000, or 74.0%, to $65,000 in 1999 from $250,000 in 1998. The recognition of a deferred gain in 1998 from the 1993 sale of a real estate subsidiary accounted for the large variance in other income between 1999 and 1998.

    The Corporation recognized securities gains totaling $289,000 in 1999, down $336,000 from the $625,000 recognized in 1998. Securities gains produced from the sale of available for sale equity securities offset expenses associated with an executive management long-term incentive plan and loan loss provision expense.

    Total noninterest expense was up $210,000, or 1.81% to $11.8 million for the year ended December 31, 1999 compared to $11.6 million for the year ended December 31, 1998. Salaries and employee benefits, advertising, data processing and other expense are the primary expense categories related to the net increase. Salaries and benefits increased $797,000, or 14.2%, largely from general merit increases and commissions and incentives including a pay for performance pilot program, up
$305,000;   a decrease of $105,000 in a pension expense credit year over year; additional expense of $210,000 related to an executive long-term incentive plan; and $185,000 less in deferred costs related to a lower volume of loan originations. Advertising expense was up $67,000, or 15.3% to $505,000 for 1999 compared to $438,000 in 1998 due to more intense marketing in some newer markets. Data processing fees increased $74,000, or 9.2%, to $878,000 in 1999 compared to $804,000 in 1998 largely because of greater loan and deposit activity and the related processing fees
(up $38,500) associated with our service bureau, higher ATM and data processing equipment maintenance and rental costs, up $22,100, and higher software related costs, up $13,400. Other noninterest expense recorded a decrease of $743,000, or 26.9%, to $2.0 million in 1999 compared to $2.7 million in 1998. A decrease of $183,000 for amortization of intangibles and $684,000 less in real estate writedown and demolition expense associated with improved real estate held or acquired for a planned headquarters expansion accounted for most of the decrease.
Higher expenses totaling $124,000 associated with normal everyday operations offset a portion of the reduction in other expense from 1998 to 1999.

    1998 versus 1997: Noninterest income, excluding securities gains, increased $888,000, or 28.2%, to $4.0 million in 1998 compared to $3.1 million in 1997. Trust fees totaling $1.8 million, an increase of $416,000 accounted for half of the increase. Trust fees were up due to attracting new business and the higher market value of trust assets. Service charges, commissions and fees were up $222,000, largely due to higher loan fees associated with an unusually high volume of mortgage refinancing in 1998. Other income was up $250,000 due primarily to the recognition of a deferred gain of approximately $207,000 from the 1993 sale of a real estate subsidiary. Gains from the sale of available for sale equity securities were down $162,000 to $625,000 in 1998 from $787,000 in 1997. In 1998, gains realized offset expenses associated with the write-down and demolition of improved real estate targeted in connection with a future expansion of corporate headquarters.

    Noninterest expense increased $338,000, or 3.0%, to $11.6 million in 1998 compared to $11.3 million in 1997. Salaries and benefits expense decreased $381,000 in 1998 versus 1997 due primarily to salary expense, up $90,500, commissions and incentives, up $162,000, offset by a decrease of $676,000 in pension expense. The large decrease in pension expense was related to the overfunded status of the Corporation's pension plan. Other noninterest expense increased $680,000 primarily due to write-down and demolition expense associated with improved real estate held or acquired and targeted for demolition in connection with a future expansion of corporate headquarters.

Year 2000

    The Corporation successfully planned for the Year 2000 event and did not experience system problems, deposit run-off or loan problems related to our customer's Year 2000 readiness. In anticipation of the potential for deposit run-off and as part of its cash contingency plan, the Corporation purchased a sufficient amount of cash from the Federal Reserve to add to the Bank's normal cash inventory. This cash was used to increase the normal cash levels in the Bank's ATMs for a higher volume of customer withdrawal activity via that medium and to have extra cash on hand in the event of heavier than normal customer withdrawals. Neither event occurred and the extra cash was sold back to the Federal Reserve Bank of Philadelphia the week following December 31, 1999.
In the months following December 31, 1999, the Corporation has not experienced any problems from customers or systems related to the Year 2000 event. The cost to the Corporation for Y2K preparations was immaterial.

Provision for Income Taxes

    Federal income tax expense equaled $1.2 million in 1999 compared to $1.5 million and $1.4 million in 1998 and 1997, respectively.
The Corporation's effective tax rate for the years ended December 31, 1999, 1998 and 1997, was 18.9%, 23.8% and 24.2%, respectively. An increase in tax-free income over the past three years relative to pretax income was primarily responsible for the declining effective rate over the three-year period. For a more comprehensive analysis of Federal income tax expense refer to Note 10 of the accompanying financial statements.

Financial Condition

    One method of evaluating the Corporation's condition is in terms of its sources and uses of funds. Liabilities represent sources of funds while assets represent uses of funds. At December 31, 1999 total assets reached $444.7 million, an increase of $19.7 million, or 4.63%, compared to $425.0 million at December 31, 1998. Table 2 presents average balances of the Corporation's assets and liabilities over a three-year period. The following financial condition discussion will reference the average balance sheet presented in Table 2 unless otherwise noted.

    Investment Securities: The Corporation invests in both taxable and tax-free securities as part of its asset liability management.
In 1999, investment securities averaged $126.8 million  versus
$91.5 million in 1998, an increase of 38.57%.   Average taxable
securities in 1999 increased $19.0 million, or 31.5%. The increase in taxable securities was comprised primarily of commercial paper, mortgage-backed securities and asset-backed securities. Average tax-free securities increased $16.2 million, or 52.5 %. A $15.0 million investment leverage transaction involving long-term callable municipal securities occurring in the fourth quarter of 1998 primarily accounted for the $16.2 million increase in nontaxable securities in 1999. As of October 1, 1998, the Corporation classified all investment securities as available for sale (Refer to Note 1). With the exception of two nonrated securities totaling $1.2 million, the investment portfolio is made up entirely of investment grade securities.

           Table 4. Investment Securities at Amortized Cost (Unaudited)



     The following tables present amortized costs of investment securities by type at December 31 for the past three years:
                                                                        Amortized cost
                                                                1999         1998        1997
                                                               ------       ------      ------
Available for Sale
Equity Securities                                               $5,423       $3,404      $1,588
U.S. Treasury securities and obligations of U.S. Government
    agencies and corporations                                    13,982       13,992      20,967
Obligations of state and political subdivisions                  48,271       48,490      14,926
Corporate debt securities                                        11,586        5,959       4,029
Other                                                            20,606       27,000       -
Mortgage-backed securities                                       31,320       25,572      14,877
                                                                ------       ------      ------
                                                               $131,188     $124,417     $56,387
                                                               =======      =======     =======

                                                                         Amortized cost
(Amounts in thousands)                                          1999         1998        1997
                                                               ------       ------      ------
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government
    agencies and corporations                                $      -     $     -         $1,030
Obligations of state and political subdivisions                  -            -           15,025
Corporate debt securities                                        -            -            2,343
Other                                                            -            -            1,392
Mortgage-backed securities                                       -            -            7,989
                                                                ------       ------      ------
                                                             $      -     $      -       $27,779
                                                               =======      =======     =======



        Table 5.  Maturity Distribution of Investment Portfolio (Unaudited)





   The following presents an analysis of investments in securities at December 31, 1999 by  maturity, and the weighted
   average yield for each maturity presented.   The yields presented in this table are presented on a tax-equivalent basis and have been calculated using the amortized cost.


                                                        After one year   After five
                                                        year through     years through    After ten
                                      One year or less  five years       ten years          years            Total
                                      --------------- ---------------  --------------- ---------------  ---------------
                                        Fair            Fair             Fair            Fair             Fair
(Amounts in thousands)                 Value   Yield   Value   Yield    Value   Yield   Value   Yield    Value   Yield
Available for Sale
U.S. Treasury securities & obligations
  of U.S. Government agencies &
  corporations                          $2,999   6.05%  $5,950   5.94%   $4,871   7.13%   -       -      $13,820   6.38%
Obligations of state & political
  subdivisons                            2,332   6.34%   6,778   6.27%    4,820   7.33%  33,341   7.30%   47,271   7.11%
Corporate debt securities                2,427   6.24%   6,447   6.52%    -       -       2,682   7.85%   11,556   6.77%
Mortgage-backed securities               2,809   6.10%  24,983   6.41%    1,947   6.09%     997   6.04%   30,736   6.35%
Other                                    2,037   6.09%  12,670   6.24%    2,716   6.88%   3,157   6.33%   20,580   6.32%
Equity securities                        -       -       -       -        -       -       5,838   4.21%    5,838   4.21%
                                       ------  ------  ------  ------   ------  ------  ------  ------   ------  ------
                                       $12,604   6.16% $56,828   6.32%  $14,354   7.01% $46,015   6.85% $129,801   6.57%
                                       ======  ======  ======  ======   ======  ======  ======  ======   ======  ======


    Loans: Total loans, net of unearned discount, averaged $272.4 million in 1999 compared to $252.6 million in 1998, an increase of
7.3%. As Table 6 reflects, the growth in the loan portfolio occurred mostly in the commercial, industrial and agricultural category which was up $14.5 million to $123.0 million at December 31, 1999 compared to $108.5 million at December 31, 1998. Growth in this arena has come from local municipalities and local small and medium sized businesses.
In addition, the Corporation has attracted corporate customers from other area financial institutions who have become disenchanted as a
result of recent local bank mergers.   Mortgage loan growth slowed
in 1999 versus 1998 due to a higher interest rate environment in 1999. Mortgage loans at December 31, 1999, totaled $105.0 million compared to $95.9 million at December 31, 1998, an increase of 9.6%. Consumer loan growth, which includes home equity lines of credit, was slow in 1999, recording an increase of $2.2 million, or 3.8%, to $59.8 million at December 31, 1999, from $57.6 million at December 31, 1998.
Lower consumer loan demand, tighter credit underwriting standards and increased competition are primarily responsible for the slow consumer loan growth.

                        Table 6. Loan Portfolio
                              (Unaudited)


     The following table presents an analysis of the Bank's loan portfolio for each of the past five years:
                                                                       December 31
                                           ---------------------------------------------------------------------------
(Amounts in thousands)                        1999            1998            1997            1996            1995
                                            ---------       ---------       ---------       ---------       ---------
Real estate (primarily first mortgage
     residential loans)                       $101,426         $92,293         $82,989         $79,478         $83,800
Real estate - construction                       3,670           3,567           2,480           3,727           5,233
Commercial, industrial and agricultural        123,021         108,540         103,471          91,244          74,678
Consumer (including home equity lines
     of credit)                                 59,830          57,647          55,651          49,936          50,017
                                            ---------       ---------       ---------       ---------       ---------
     Total loans                               287,947         262,047         244,591         224,385         213,728
                                            ---------       ---------       ---------       ---------       ---------
Less: Unearned discount                            (4)            (10)            (43)           (159)           (520)
     Allowance for possible loan losses        (3,859)         (3,549)         (3,304)         (3,060)         (3,141)
                                            ---------       ---------       ---------       ---------       ---------
Net loans                                     $284,084        $258,488        $241,244        $221,166        $210,067
                                            ==========      ==========      ==========      ==========      ==========

     Table 7. Maturities and Interest Rate Terms of Selected Loans
                              (Unaudited)




     Stated maturities (or earlier call dates) of selected loans as of December 31, 1999 are summarized in the table below.  Residential mortgages and consumer loans are excluded from the presentation.
                                                              After
                                                            one year
                                                    Within  but within    After
(Amounts in thousands)                             one year five years  five years  Total
                                                   --------------------------- ---------
Loans:
     Real estate - construction                      $3,670 $     -  $     -      $3,670
     Commercial, industrial and agricultural          25,244   36,074    61,703   123,021
                                                   --------------------------- ---------
                                                    $28,914  $36,074   $61,703  $126,691
                                                    =======  =======   =======   =======

     The following table shows for the above loans the amounts which have predetermined interest rates and the amounts which have variable interest rates at December 31, 1999:

                                                              After
                                                            one year
                                                            but within  After
                                                            five years  five years
                                                            -------------------
Loans with predetermined rates                               $25,824   $49,361
Loans with variable rates                                     10,250    12,342
                                                            -------------------
                                                             $36,074   $61,703
                                                             =======   =======



  Table 8. Time Deposits of $100,000 or More (Unaudited)


The maturity of outstanding time deposits of $100,000 or more at December 31, 1999 is as follows:

(Amounts in thousands)                            Amount
                                                 --------
Maturity distribution:
     Within three months                           $9,755
     Over three through six months                 17,229
     Over six through twelve months                 7,242
     Over twelve months                               707
                                                  ---------
          Total                                    $34,933
                                                  =========





  Table 9. Short-Term Borrowings and Securities Sold Under
                      Agreements to Repurchase
                            (Unaudited)



(Amounts in thousands)                                    1999                        1998                      1997
                                                  -------------------------  ------------------------- -------------------------
                                                  Short-Term  Repurchase      Short-Term Repurchase     Short-Term   Repurchase
                                                  Borrowings  Agreements      Borrowings Agreements     Borrowings   Agreements
                                                  ----------- -----------    ----------- -----------    ----------- -----------
Ending balance                                        $12,500      $27,182   $          -    $24,414         $11,150     $16,075
Average balance                                           510       25,802          1,547     20,205          15,651      14,685
Maximum month-end balance                              12,500       33,496          8,350     24,414          23,900      18,538
Weighted-average interest rate on average balances      5.69%        4.81%          5.75%      5.21%           5.71%       5.11%





    Deposits and Borrowings: Funding for asset growth came from deposits, Repos and long-term debt. Interest-bearing deposits averaged $286.5 million in 1999 compared to $254.9 million in 1998. Noninterest-bearing deposits averaged $43.0 million in 1999 versus
$39.9 million in 1998.   Deposit growth in 1999 came primarily from
money-market deposits which averaged $65.7 million for the year, an increase of $15.8 million, or 31.7%, over an average of $49.9 million for 1998. At December 31, 1999, total deposits equaled $333.3 million compared to $326.6 million at December 31, 1998. In 1999, Repos averaged $25.8 million, an increase of 5.6 million from an average of $20.2 million in 1998. Repos represent corporate customer cash management accounts. The banking industry in general has experienced increased difficulty in relying totally on deposit growth to fund the growth in assets. The Corporation is no exception to this phenomenon and finds it necessary to look to alternate funding sources. One source of alternate funding for the Corporation is the Federal Home Loan Bank of Pittsburgh (FHLB). The Corporation has entered into both short-term and long-term debt arrangements with FHLB. In 1999, short-term borrowings with FHLB averaged $.5 million compared to $1.5 million in 1998. Long-term debt with FHLB averaged $31.9 million in 1999 versus $13.1 million in 1998, an increase of 143.8%. Most of the increase in long-term debt was used to fund a $15.0 million tax-free investment leverage transaction. As of December 31, 1999, the Corporation had the ability to borrow a total of $120.6 million from FHLB. At December 31, 1999, the Corporation's total debt with FHLB was $42.2 million - $12.5 million in short-term debt and $29.7 million in long-term debt.

    Shareholders' Equity: Total Shareholders' equity totaled $39.2 million at December 31, 1999, a decrease of $641,000, or 1.61% from $39.9 million at December 31, 1998. A decrease of $2.7 million in accumulated other comprehensive income (loss) was primarily responsible for the decrease in Shareholders' equity and more than offset the $2.1 million increase in retained earnings for 1999. The large swing in comprehensive income was related entirely to a net unrealized loss in available for sale investment securities.

    Cash dividends declared by the Board of Directors in 1999 totaled $1.08 per common share and reduced Shareholders' equity by $3.0 million. Included in cash dividends declared was a special cash dividend of $.40 per common share and regular quarterly cash dividends of $.68 per common share. Cash dividends declared by the Board of Directors in 1998 totaled $.47 and reduced Shareholders' equity by $1.3 million. The ratio of regular cash dividends declared to net income in 1999 was 36.56%; including the special cash dividend, the ratio of cash dividends declared to net income increased to 59.38%. In 1998, the ratio of cash dividends declared to net income was 27.4%.

    On March 4, 1999, the Board of Directors authorized the repurchase of up to 50,000 shares of the Corporation's common stock for a twelve-month period ending in March 2000. Treasury stock repurchased is used for general corporate purposes including stock dividends and splits, employee benefit and executive compensation plans, and the dividend reinvestment plan.
Under this program, the Corporation repurchased 7,000 shares for approximately $175,000. In March 1998, the Board of Director authorized a similar plan for a twelve-month period ended March, 1999. Under this program, in 1999, the Corporation repurchased 8,975 common shares for a cost of approximately $260,000. At December 31, 1999 and 1998, the Corporation held a total of 252,830 and 242,871, respectively, in Treasury shares acquired through Board authorized stock repurchase programs.

    Subsequent to year-end, on March 2, 2000, the Board of Directors approved a new stock repurchase program which authorizes the repurchase of up to 75,000 shares during a one-year period beginning on the date of Board approval.

    A strong capital position is important to the Corporation and provides a solid foundation for the future growth of the Corporation. A strong capital position also instills confidence in the Bank by depositors, regulators and investors, and is considered essential by management.

    Common measures of adequate capitalization for banking institutions are capital ratios. These ratios indicate the proportion of permanently committed funds to the total asset base. Guidelines issued by Federal and State regulatory authorities require both banks and bank holding companies to meet minimum leverage capital ratios and risk-based capital ratios.

The leverage ratio compares Tier 1 Capital to total balance sheet assets while the risk-based ratio compares Tier 1 and Tier 2 capital to risk-weighted assets and off-balance-sheet activity in order to make capital levels more sensitive to the risk profiles of individuals banks.

    Current regulatory capital guidelines call for a minimum Tier 1 leverage ratio of 4.0% and minimum Tier I and Tier 2 risk-based capital ratios of 4.0% and 8.0%, respectively. Well capitalized banking institutions are determined to have leverage capital ratios greater than or equal to 5.0% and Tier 1 and Tier 2 risk-based capital ratios greater than or equal to 6.0% and 10.0%, respectively.

    Tier 1 capital is composed of common stock, additional paid-in capital and retained earnings reduced by goodwill, other intangible assets and the effect of unrealized losses on available for sale equity securities.

    Total capital is composed of Tier 1 capital plus the includable portion of the allowance for possible loan losses. Table 10 presents the capital ratios for the consolidated Corporation at December 31, 1999, 1998 and 1997. At year-end, the Corporation and its banking subsidiary exceeded all regulatory capital requirements. For additional information on capital adequacy refer to Note 2 of the accompanying financial statements.


                       Table 10. Capital Ratios
                               (Unaudited)

                                                        December 31
                                              1999        1998         1997
                                            ----------------------------------
Risk-based ratios
     Tier 1                                    12.65%      12.73%       13.53%
     Total capital                             13.89%      13.97%       14.80%

Leverage Ratio                                  8.72%       9.16%        9.22%



    Local Economy:  The local economy continues to be healthy.
Franklin County's unemployment rate for December was 3.6% and identical to the county's jobless rate one year earlier. The Cumberland Valley
Business Park, born from the Franklin County Reuse Committee for the redevelopment of the Letterkenny Army Depot, has attracted 20 businesses to the park and has prospects for more. Other business parks in the area have also been successful in attracting new small to mid-sized businesses. Franklin County, located along the I-81 corridor, had the 25th lowest unemployment rate among Pennsylvania's 67 counties.
Adjoining Cumberland and Fulton Counties had unemployment rates of 2.1% and 4.1%, respectively, and ranked 3rd and 31st, respectively, in the State.

Asset Quality

    As reflected in Table 12, the Corporation's nonperforming assets increased $1.7 million to $3.9 million at December 31, 1999, a 79.5% increase from the $2.2 million in nonperforming assets reported at December 31, 1998. Nonperforming loans, which increased $1.9 million to $3.6 million at December 31, 1999, accounted for the increase in nonperforming assets in 1999. Nonperforming loans had showed a downward trend in each of the previous seven years, declining from a high of $7.2 million at December 31, 1991. Included in nonperforming loans are nonaccrual loans, loans past due 90 days or more and restructured loans. Nonaccrual loans increased $1.8 million to $3.1 million at December
31, 1999, from $1.3 million at December 31, 1998. The increase in nonaccrual loans at December 31, 1999, was related primarily to one significant commercial credit relationship which added $1.8 million to nonaccrual loans during the year. Otherwise, the overall condition of the loan portfolio remained stable in 1999. Loans past due 90 days or more increased $137,000 to $451,000 at December 31, 1999, up 43.6% from $314,000 at December 31, 1998. For the fifth consecutive year, the Corporation reported no restructured loans. The final component of nonperforming assets, other real estate owned, decreased to $306,000 at December 31, 1999 from $527,000 one year earlier.

    The Corporation's net charge-offs, shown in Table 13, decreased to $520,000 in 1999, the lowest level recorded in the past five years. Net charge-offs decreased 36.3% from $816,000 in 1998, and were reduced to 0.19% of average loans from 0.32% of average loans one year earlier.
As Table 13 illustrates, 81.7% of 1999 net charge-offs occurred within the consumer loan portfolio. However, consumer net charge-offs decreased
29.9% to $425,000 in 1999, down from $606,000 in 1998.  Commercial net charge-offs were also reduced in 1999, falling 96.0% to $5,000 from $126,000 one year earlier. Included in commercial net charge-offs was a $50,000 recovery related to a 1991 charge-off. Real estate net charge-offs increased to $90,000 in 1999 compared to $84,000 in 1998.

    At $3.9 million as of year-end 1999, the allowance for possible loan losses represented 1.34% of loans, net of unearned discounts, and provided coverage over nonperforming loans of 107.7%. Management utilizes loan loss reserve analysis to establish the adequacy of the allowance by considering financial condition, repayment capacity, payment performance, collateral values and support from guarantors for specifically allocated credits, while examining historical losses, delinquency rates and general economic conditions for the remainder of the loan portfolio (refer to Tables 11 and 13 for reserve allocation and loan loss activity for the years 1995 through 1999). Management continuously monitors the adequacy of the allowance for possible loan losses and maintains it within a range that complies with loan portfolio requirements. Management's assessment of loan loss reserve adequacy is reviewed quarterly by the Loan Policy and Audit Committees of the Board of Directors.




       Table 11. Allocation of the Allowance for Possible Loan Losses (Unaudited)

     The following table shows allocation of the allowance for possible loan losses by major loan category and the percentage of the loans in each category to total loans at year-end:
(Amounts in thousands)                                             December 31
                         -------------------------------------------------------------------------------------------------------
                               1999                 1998                 1997                 1996                 1995
                          ---------------      ---------------      ---------------      ---------------      ---------------
                             $        %           $        %           $        %           $        %           $        %
                          ---------------      ---------------      ---------------      ---------------      ---------------
Real estate                  $279      36%        $239      39%        $251      37%       $220       37%       $583      42%
Commercial
  industrial and
  agricultural              2,480      43%       1,779      39%       1,489      40%       1,326      41%       1,136      35%
Consumer                    1,100      21%       1,531      22%       1,564      23%       1,514      22%       1,422      23%
                           ------   ------      ------   ------      ------   ------      ------   ------      ------   ------
                           $3,859     100%      $3,549     100%      $3,304     100%      $3,060     100%      $3,141     100%
                           ======   ======      ======   ======      ======   ======      ======   ======      ======   ======


    Because of its contribution to the Corporation's financial performance, improving loan quality remains a top priority of management. In 1999, management focused its loan quality control efforts on consumer lending, which has experienced high losses in recent years. According to the American Bankruptcy Institute (ABI), personal bankruptcy filings decreased 5.3% nationally to 1.3 million, down from a record level of 1.4 million in 1998. Despite the decrease in bankruptcy filings nationally, the ABI cautions that bankruptcy filings remain very high in historical terms. Personal bankruptcies continue to be a concern in the Corporation's consumer loan portfolio, and remain a significant factor in loan losses.
The central Pennsylvania region reported a 7.9% reduction in bankruptcy filings in 1999 but the number of filings still remains high and the trend has continued into 2000. To combat the issues surrounding consumer loan losses, management made further revisions to the Consumer Lending Policy in 1999 to tighten underwriting standards and to institute annual reviews on consumer lines of credit. Additionally, ongoing lending training programs verify management's emphasis on loan quality control.
As in prior years, the Corporation is prepared to maintain the adequacy of the allowance for possible loan losses.


                                         Table 12. Nonperforming Assets (unaudited)

     The following table presents an analysis of nonperforming assets for each of the past five years.
                                                                December 31
                                          ------------------------------------------------------
(Amounts in thousands)                     1999        1998        1997        1996        1995
                                          ------      ------      ------      ------      ------
Nonaccrual loans                           $3,131      $1,325      $1,148        $856        $671
Loans past due 90 days or more
     (not included above)                     451         314         564         874       1,123
Restructured loans                           -           -           -           -           -
                                           ------      ------      ------      ------      ------
     Total nonperforming loans              3,582       1,639       1,712       1,730       1,794
Other real estate                             306         527         185          99         258
                                           ------      ------      ------      ------      ------
     Total non performing assets           $3,888      $2,166      $1,897      $1,829      $2,052
                                           ======      ======      ======      ======      ======


Nonperforming loans to total loans           1.24%       0.63%       0.71%       0.78%       0.85%

Nonperforming assets to total assets         0.87%       0.51%       0.54%       0.54%       0.65%

Allowance for loan losses to
nonperforming loans                         107.73%     216.53%     192.99%     176.88%     175.08%



     The Corporation has no foreign loans.  The Bank's policy is to classify loans as nonaccrual when the payment of principal or interest has not been made for a period of 90 days and management considers the collection of principal and interest doubtful.  Any interest accrued prior to the date of nonaccrual classification is reversed.  Subsequent payments are applied as a reduction of principal until the loan is returned to accruing status.
     Restructured loans occur when a borrower has experienced financial hardship and the loan repayment terms are adjusted to be more favorable to the borrower than those with which new loans would be granted.


Liquidity

    The Corporation must meet the financial services needs of the customers which it serves, while providing a satisfactory return on the shareholders' investment. In order to accomplish this, the Corporation must maintain sufficient liquidity in order to respond quickly to the changing level of funds required for both loan and deposit activity. The goal of liquidity management is to meet the ongoing cash flow requirements of depositors who want to withdraw funds and of borrowers who request loan disbursements. Historically, the Corporation has satisfied its liquidity needs from earnings, repayment of loans and amortizing investment securities, maturing investment securities, deposit growth and its ability to borrow through existing lines of credit. Investments classified as available for sale provide an additional source of readily available liquidity.

    Growth in deposits generally provides a major portion of the funds required to meet increased loan demand. During 1999, deposits grew by $6.7 million while other borrowings increased by $11.5 million and securities sold under agreements to repurchase increased by $2.8 million. Funding from these sources together with decreased deposits in other banks of $11.4 million were sufficient to meet the increased loan demand and increased investments in securities. Table 9 presents specific information concerning short-term borrowings.


                           Table 13. Allowance for Possible Loan Losses (Unaudited)

     The following table presents an analysis of the allowance for possible loan losses for each of the past five years.
                                                               December 31
                                         --------------------------------------------------------
(Amounts in thousands)                     1999        1998        1997        1996        1995
                                         ---------    --------   --------     -------     -------
Balance at beginning of year               $3,549      $3,304      $3,060      $3,141      $3,425
Charge-offs:
     Commercial,industrial and agricultural   (69)       (189)       (113)       (183)        (89)
     Consumer                                (469)       (688)       (637)       (582)       (511)
     Real estate                              (90)        (84)        (32)        (12)        (76)
                                         ---------    --------   ---------     -------     -------
          Total charge-offs                  (628)       (961)       (782)       (777)       (676)
                                         ---------    --------   ---------     -------     --------
Recoveries:
     Commercial, industrial and agricultural    64          63          11          25          46
     Consumer                                   44          82          79          64          43
     Real estate                                                                                 1
                                         ---------    --------   ---------     -------     --------
          Total recoveries                     108         145          90          89          90
                                         ---------    --------   ---------     -------     --------
Net charge-offs                              (520)       (816)       (692)       (688)       (586)
                                         ---------    --------   ---------     -------     --------
Provision for possible loan losses             830       1,061         936         607         302
                                         ----------    --------   ---------     -------     --------
Balance at end of year                     $3,859      $3,549      $3,304      $3,060      $3,141
                                          =======     =======     =======     =======     =======
Ratios:
     Net loans charged off as a percentage
        of average loans                     0.19%       0.32%       0.29%       0.32%       0.27%
     Net loans charged off as a percentage
        provision for possible loan losses  62.65%      76.91%      73.93%     113.34%     194.04%
     Allowance as a percentage of net
        loans (at December 31)               1.34%       1.35%       1.35%       1.36%       1.47%


Market Risk

    In the course of its normal business operations, the Corporation is exposed to certain market risks. The Corporation has no foreign currency exchange rate risk, no commodity price risk or material equity price risk. However, it is exposed to interest rate risk. Financial instruments, which are sensitive to changes in market interest rates, include fixed and variable-rate loans, fixed-income securities, interest-bearing deposits and other borrowings. All interest rate risk arises in connection with financial instruments entered into for purposes other than trading.

    Changes in interest rates can have an impact on the Corporation's net interest income and the economic value of equity. The objective of interest rate risk management is to identify and manage the sensitivity of net interest income and economic value of equity to changing interest rates in order to achieve consistent earnings that are not contingent upon favorable trends in interest rates. The Corporation uses several tools to measure and evaluate interest rate risk. One tool is interest rate sensitivity or gap analysis. Gap analysis classifies assets and liabilities into maturity and repricing time intervals. The interest rate gap, the difference between maturing or repricing assets and liabilities, provides management with an indication of how net interest income will be impacted by different interest rate scenarios. Table 14 presents a gap analysis of the Corporation at December 31, 1998 and 1999. The negative gaps in the under one-year time intervals suggest that the Corporation's near-term earnings would decline in a higher interest rateenvironment. The larger negative gap as of December 31, 1999 as compared to 1998 indicates that the Corporation's exposure to rising interest rates increased during the period.

    Another tool for analyzing interest rate risk is financial simulation modeling which captures the impact of not only changing interest rates but also other sources of cash flow variability including loan and securities prepayments, loan repricing, deposit pricing and customer preferences. Financial simulation modeling forecasts both net interest income and the economic value of equity under a variety of different interest rate environments. Economic value of equity is defined as the estimated discounted present value of assets minus the discounted present value of liabilities and is a surrogate for long-term earnings. The Corporation regularly measures the effects of an up or down 200-basis point "rate shock" which is deemed to represent the outside limits of any reasonably probable movement in market interest rates during a one-year time frame. As indicated in Table 15, the financial simulation analysis revealed that both prospective net interest income over a one-year time period and the economic value of equity as of December 31, 1999 are adversely affected by higher market interest rates and favorably affected by lower interest rates.
The 1999 analysis reveals that both measures of market interest rate sensitivity indicate greater sensitivity than at December 31, 1998.
The Corporation establishes tolerance guidelines for these measures of interest rate sensitivity. As of December 31, 1999 the Corporation was slightly outside the prescribed tolerance range for net interest income sensitivity to higher market interest rates but within the prescribed tolerance for sensitivity of economic value of equity.

    Computations of the prospective effects of hypothetical interest rate changes are based on many assumptions, including relative levels of marke t interest rates, loan prepayments and deposit decay. Certain shortcomings are inherent in the computation of discounted present value and, if key relationships do not unfold as assumed, actual values may differ from those presented. Further, the computations do not contemplate any actions management could undertake in response to changes in market interest rates.


Table 14.  Interest Rate Sensitivity Analysis (Unaudited)

                                                             1999 Interest Rate Sensitivity Gaps
                                          --------------------------------------------------------------------------
          (Amounts in Thousands)             1-90      91-181     182-365      1-5      Beyond
                                             Days       Days       Days       Years     5 Years     Total
Interest-earning assets:

Interest-bearing deposits in other banks        $161 $          $          $          $                $161
Federal funds sold
Investment securities                          24,745      7,922     11,287     39,874     45,973    129,801
Loans, net of unearned income                  70,872     14,066     24,721     81,736     96,548    287,943
                                             ---------   -------   --------   ---------  --------   --------
Total interest-earning assets                 $95,778    $21,988    $36,008   $121,610   $142,521   $417,905
                                             ========    =======   ========   ========   ========   ========

Interest-bearing liabilities:

Interest-bearing checking                     $9,439       $436       $871     $6,968    $26,131    $43,845
Money market deposit accounts                 72,311         39         77        616      2,314     75,357
Savings                                       10,910        309      2,099      4,636     17,381     35,335
Time                                          27,229     25,560     38,715     43,596        376    135,476
Federal funds purchased and securities sold
     under agreement to repurchase            39,682          --         --         --         --    39,682
Other borrowings                                   --         --     7,019      2,458     20,218     29,695
                                             ---------   -------   --------   ---------  --------   --------
Total interest-bearing liabilities          $159,571    $26,344    $48,781    $58,274    $66,420   $359,390
                                            ========   ========   ========   ========   ========   ========

Interest rate gap                           ($63,793)   ($4,356)  ($12,773)   $63,336    $76,101    $58,515
Cumulative interest rate gap                ($63,793)  ($68,149)  ($80,922)  ($17,586)   $58,515   $117,030






                                                             1998 Interest Rate Sensitivity Gaps
                                          -----------------------------------------------------------------------
          (Dollars in Thousands)             1-90      91-181     182-365      1-5      Beyond
                                             Days       Days       Days       Years     5 Years     Total
Interest-earning assets:

Interest -bearing deposits in other banks     $11,514 $          $          $          $             $11,514
Investment securities                          33,449      4,618     10,240     36,599     42,212    127,118
Loans, net of unearned income                  72,020     14,703     28,625     79,395     67,294    262,037
                                             ---------   -------   --------   ---------  --------   --------

Total interest-earning assets                $116,983    $19,321    $38,865   $115,994   $109,506   $400,669
                                             ========   ========   ========   ========   ========   ========

Interest-bearing liabilities:

Interest-bearing checking                     $19,095       $350       $699     $5,592    $20,971    $46,707
Money market deposit accounts                  55,439        759        425          --         --    56,623
Savings                                        20,910        664        425      3,400     12,748     38,147
Time                                           36,906     18,462     35,698     51,710        102    142,878
Federal funds purchased and securities sold
     under agreement to repurchase             24,414          --         --         --         --    24,414
Other borrowings                                   --         --     5,635     11,580     13,529     30,744
                                             ---------   -------   --------   ---------  --------   --------

Total interest-bearing liabilities           $156,764    $20,235    $42,882    $72,282    $47,350   $339,513
                                             ========   ========   ========   ========   ========   ========

Interest rate gap                           ($39,781)     ($914)   ($4,017)   $43,712    $62,156    $61,156
Cumulative interest rate gap                ($39,781)  ($40,695)  ($44,712)   ($1,000)   $61,156   $122,312


Note 1:  The maturity/repricing distribution of investment securities is based on the maturity date  for nonamortizing, noncallable securities; probable exercise/non-exercise of call option for callable securities; and  estimated amortization based on industry experience for amortizing securities.

Note 2:   Distribution of loans is based on contractual repayment terms except for residential mortgages and fixed-rate consumer loans where the scheduled maturities are accelerated based on estimated prepayments of approximately 25 percent per year (constant prepayment rate).

Note 3:   Interest-bearing checking, MMDA and savings accounts are non-maturity deposits which are distributed in accordance with analyses of historical decay rates.




Table 15  Sensitivity to Change in Market Interest Rates (Unaudited)

                                      1999 Interest Rate Scenarios
                                           ------------------------------------------------------
(Amounts in Thousands)                      -200 bps       -100 bps       +100 bps       +200 bps
                                            ---------      ---------      --------       --------
Prospective one-year net interest income (NII):

    Projected NII                           $16,245        $15,786        $14,669        $14,040
    Percent change                              6.3%           3.3%          -4.0%          -8.1%
    Board policy limit                         -7.5%          -3.8%          -3.8%          -7.5%

Economic value of portfolio equity (EVE):

    Projected EVE                           $57,193        $54,499        $45,397        $40,387
    Percent change                             17.0%          11.5%          -7.1%         -17.4%
    Board policy limit                        -20.0%         -10.0%         -10.0%         -20.0%







                                      1998 Interest Rate Scenarios
                                           -------------------------------------------------------
(Amounts in Thousands)                      -200 bps       -100 bps       +100 bps       +200 bps
                                           ---------       --------       --------       ---------
Prospective one-year net interest income (NII):

    Projected NII                            $14,890        $14,818        $14,349        $13,962
    Percent change                               1.7%           1.2%          -2.0%          -4.6%
    Board policy limit                          -7.5%          -3.8%          -3.8%          -7.5%

Economic value of portfolio equity(EVE):

    Projected EVE                            $46,506        $47,878        $46,397        $43,069
    Percent change                              -3.0%          -0.2%          -3.3%         -10.2%
    Board policy limit                         -20.0%         -10.0%         -10.0%         -20.0%


Key assumptions:
    1. Residential mortgage loans and mortgage-backed securities prepay at rate-sensitive speeds consistent with observed historical prepayment speeds for pools of residential mortgages.
    2. Variable rate loans and variable rate liabilities reprice in accordance with their contractual terms, if any.
        Rate changes for adjustable rate mortgages are constrained by their contractual caps and floors.
    3. Interest-bearing nonmaturity deposits reprice in response to different interest rate scenarios consistent with the Corporation's historical rate relationships to market interest rates.  Nonmaturity deposits run off over various future time periods, ranging from one month to twenty years, in accordance with analysis of historical decay rates.
    4. Interest rate scenarios assume an immediate, sustained and parallel shift in the term structure of interest rates.




Forward-Looking Statement

    Certain statements appearing herein which are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements refer to a future period or periods, reflecting managemen's current views as to likely future developments, and use the words "may," "will," "expect," "believe," "estimate," "anticipate," or similar terms. Because forward-looking statements involve certain risks, uncertainties and other factors over which the Corporation has no direct control, actual results could differ materially from those contemplated in such statements. These factors include (but are not limited to) the following: general economic conditions, changes in interest rates, change in the Corporation's cost of funds, changes in government monetary policy, changes in government regulation and taxation of financial institutions, changes in the rate of inflation, changes in technology, the intensification of competition within the Corporation's market area, and other similar factors.

Impact of Inflation

    The impact of inflation upon financial institutions such as the Corporation differs from its impact upon other commercial enterprises. Unlike most other commercial enterprises, virtually all of the assets and liabilities of the Corporation are monetary in nature. As a result, interest rates have a more significant impact on the Corporation's performances than do the effects of general levels of inflation. Although inflation (and inflationary expectations) may affect the interest rate environment, it is not possible to measure with any precision the impact of future inflation upon the Corporation.

Item 7a.  Quantitative and Qualitative Disclosures about Market Risk

    The information related to this item is included in Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 8.   Financial Statements and Supplementary Data


               INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Shareholders
Franklin Financial Services Corporation
Chambersburg, Pennsylvania

    We have audited the accompanying consolidated balance sheets of Franklin Financial Services Corporation and subsidiary as of December 31, 1999, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Franklin Financial Services Corporation and subsidiary for the years ended December 31, 1998 and 1997 were audited by other auditors whose report, dated January 29, 1999, expressed an unqualified opinion on those statements.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the 1999 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Franklin Financial Services Corporation and subsidiary as of December 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Beard & Company, Inc.

Harrisburg, Pennsylvania
January 28, 2000



                             Consolidated Balance Sheets

(Amounts in thousands, except per share data)                                                   December 31
                                                                                        ----------------------------
                                                                                          1999               1998
                                                                                        ----------         ----------
Assets
    Cash and due from banks (Note 3)                                                        $14,956           $12,895
    Interest-bearing deposits in other banks                                                    161            11,514
    Investment securities available for sale (Notes 1 and 4)                                129,801           127,118
    Loans, net (Notes 1, 5 and 6)                                                           284,084           258,488
    Premises and equipment, net (Notes 1 and 7)                                               5,513             5,889
    Other assets                                                                             10,164             9,097
                                                                                         ----------        ----------
          Total assets                                                                     $444,679          $425,001
                                                                                         ==========        ==========
Liabilities
    Deposits (Note 8)
         Demand (noninterest-bearing)                                                       $43,297           $42,224
         Savings and interest checking                                                      154,537           141,477
         Time                                                                               135,476           142,878
                                                                                         ----------        ----------
         Total Deposits                                                                     333,310           326,579
    Securities sold under agreements to repurchase(Note 9)                                   27,182            24,414
    Short term borrowings (Note 9)                                                           12,500          -
    Long term debt (Note 9)                                                                  29,695            30,744
    Other liabilities                                                                         2,732             3,363
                                                                                         ----------        ----------
         Total liabilities                                                                  405,419           385,100
                                                                                         ----------        ----------

Shareholders' equity (Notes 2, 12 and 14)
    Common stock, $1 par value per share,15,000 shares authorized with
    3,045 shares issued and 2,792 and 2,802 outstanding at
    December 31, 1999 and 1998, respectively                                                  3,045             3,045
    Capital stock without par value, 5,000 shares authorized with no
       shares issued and outstanding                                                            -                 -
    Additional paid-in capital                                                               19,834            19,793
    Retained earnings                                                                        22,627            20,562
    Accumulated other comprehensive (loss) income                                             (876)            1,783
    Treasury stock                                                                          (4,938)           (4,620)
    Unearned compensation (Note 11)                                                           (432)             (662)
                                                                                         ----------        ----------
          Total shareholders' equity                                                         39,260            39,901
                                                                                         ----------        ----------
          Total liabilities and shareholders' equity                                       $444,679          $425,001
                                                                                         ==========        ==========
The accompanying notes are an integral part of these statements.



               Consolidated Statements of Income


(Amounts in thousands, except per share data)                       Years ended December 31
                                                                ---------------------------------
                                                                  1999        1998        1997
                                                                 ------      ------      ------

Interest income (Note 1)
     Interest on loans                                            $21,997     $21,956     $21,024
     Interest on deposits and other obligations of other banks        354         359          28
     Interest and dividends on investments:
          Taxable interest                                          4,454       3,372       3,629
          Tax exempt interest                                       2,401       1,613       1,407
          Dividend income                                             201         163         156
                                                                  ------      ------      ------
          Total interest income                                    29,407      27,463      26,244
                                                                  ------      ------      ------

Interest expense
     Interest on deposits (Note 8)                                 11,941      11,205      10,057
     Interest on securities sold under agreements to repurchase     1,242       1,053         750
     Short term borrowings                                             29          89         894
     Long term debt                                                 1,790         804         524
                                                                  ------      ------      ------
           Total interest expense                                  15,002      13,151      12,225
                                                                  ------      ------      ------
           Net interest income                                     14,405      14,312      14,019

Provision for possible loan losses (Notes 1 and 6)                    830       1,061         936
                                                                  ------      ------      ------
     Net interest income after provision for possible loan losses  13,575      13,251      13,083
                                                                  ------      ------      ------

Noninterest income
     Trust fees                                                     2,247       1,847       1,431
     Service charges, commissions and fees                          1,901       1,936       1,714
     Other                                                             65         250       -
     Securities gains                                                 289         625         787
                                                                  ------      ------      ------
           Total noninterest income                                 4,502       4,658       3,932
                                                                  ------      ------      ------

Noninterest expense
     Salaries and employee benefits                                 6,412       5,615       5,996
     Net occupancy expense                                            648         623         624
     Furniture and equipment expense                                  655         656         776
     Advertising                                                      505         438         400
     Legal and professional fees                                      328         358         369
     Data processing                                                  878         804         690
     Pennsylvania capital shares tax                                  363         342         323
     Other                                                          2,021       2,764       2,084
                                                                  ------      ------      ------
           Total noninterest expense                               11,810      11,600      11,262
                                                                  ------      ------      ------
     Income before Federal income taxes                             6,267       6,309       5,753
     Federal income tax expense (Note 10)                           1,183       1,504       1,390
                                                                  ------      ------      ------
           Net income                                              $5,084      $4,805      $4,363
                                                                 =======     =======     =======

Earnings per share (Note 1)
           Basic earnings per share                                 $1.86       $1.76       $1.59
            Weighted average shares outstanding (000's)             2,728       2,731       2,738

           Diluted earnings per share                               $1.84       $1.74       $1.58
            Weighted average shares outstanding (000's)             2,770       2,769       2,767


The accompanying notes are an integral part of these statements.




                      Consolidated Statements of Changes in Shareholders' Equity

For years ended December 31, 1999, 1998 and 1997:
                                                                           Accumulated
                                                      Additional             Other
                                               Common   Paid-in  Retained Comprehensive Treasury  Unearned
(Amounts in thousands, except per share data)   Stock   Capital  Earnings Income (loss)  Stock   Compensation  Total
                                              --------  -------- --------- ------------- ------- ------------ -------
Balance at December 31, 1996                    $2,030  $19,745   $17,590         $613  ($3,830)     ($807) $35,341

Comprehensive income:
  'Net income                                     -        -         4,363      -          -         -         4,363
  Unrealized gains on securities, net of tax      -        -        -             1,322    -         -         1,322
                                                                                                           ----------
Total Comprehensive income                                                                                     5,685

Cash dividends declared, $1.37 per share          -        -       (3,851)      -          -         -       (3,851)
50% stock split                                   1,015    -       (1,015)      -          -         -         -
Common stock issued under
  stock option plans (Note 12)                    -           27    -           -            294     -           321
Restricted stock issued under long-term
  incentive compensation plan
 (2,174 shares net of forfeitures)                -         (11)    -           -             60       (73)     (24)
Acquisition of 56,974 shares of
  treasury stock at cost                                                                 (1,284)              -1,284
Amortization of unearned
  compensation (Note 11)                          -        -        -           -          -            117      117
                                              ---------  --------  --------   ---------  ---------   -------   -----
Balance at December 31, 1997                      3,045   19,761    17,087        1,935   (4,760)      (763)  36,305
                                              ---------  --------  --------   ---------  ---------   -------   -----

Comprehensive income:
  Net income                                      -        -         4,805      -          -         -         4,805
 Unrealized holding gains arising
  during current period, net of tax               -        -        -               302    -         -           302
Reclassification adjustment for realized
  gains included in net income, net of tax        -        -        -             (454)    -         -         (454)
                                                                                                           --------------
Total Comprehensive income                                                                                     4,653

Cash dividends declared, $.47 per share           -        -       (1,316)      -          -         -       (1,316)
Cash in lieu of fractional shares
  on 50% stock split                              -        -          (14)      -          -         -          (14)
Common stock issued under
   stock option plans (Note 12)                   -           32    -           -            140     -           172
Amortization of unearned
   compensation (Note 11)                         -        -        -           -          -            101      101

                                                ---------  --------  --------   ---------  ---------   -------   -----

Balance at December 31, 1998                      3,045   19,793    20,562        1,783   (4,620)      (662)  39,901
                                                ---------  --------  --------   ---------  ---------   -------   -----



Comprehensive income:
Net income                                        -        -         5,084      -          -         -         5,084
Unrealized holding losses arising
  during current period, net of tax               -        -        -           (2,848)    -         -       (2,848)
Reclassification adjustment for realized
  gains included in net income, net of tax        -        -        -               151    -         -           151
Unrealized gain on interest rate cap, net of tax                                     38                           38
                                                                                                           ----------
Total Comprehensive income                                                                                     2,425

Cash dividends declared, $1.08 per share          -        -       (3,019)      -          -         -       (3,019)
Common stock issued under
   stock option plans (Note 12)                   -           31    -           -            117     -           148
Tax benefit of ESPP stock transaction             -           10    -           -          -         -            10
Acquisition of 15,975 shares of treaury stock     -        -        -           -          (435)     -         (435)
Amortization of unearned
   compensation (Note 11)                         -        -        -           -          -            230      230

                                                ---------  --------  --------   ---------  ---------   -------   -----

Balance at December 31, 1999                     $3,045  $19,834   $22,627        ($876) ($4,938)     ($432) $39,260
                                                =======  =======   =======        ======  =======  =========  =======





The accompanying notes are an integral part of these statements.




                                                                  Consolidated Statements of Cash Flows

                                                                         Years ended December 31
                                                                    ------------------------------------
                                                                      1999        1998        1997
                                                                     ------      ------      ------
(Amounts in thousands)
Cash flows from operating activities
     Net income                                                       $5,084      $4,805      $4,363
     Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation                                                        784         761         775
     Net accretion and amortization on investment securities            (285)       (154)        (40)
     Provision for possible loan losses                                  830       1,061         936
     Securities gains, net                                              (289)       (625)       (787)
     Mortgage loans originated for sale                              (14,084)    (26,083)    (11,885)
     Proceeds from sale of mortgage loans                             14,204      26,048      11,947
     Principal (gain) loss on sales of mortgage loans                   (120)         35         (62)
     (Gain) loss on sale of premises and equipment                       (71)        294          37
     Loan charge-offs, net of recoveries                                (520)       (816)       (692)
     Increase in interest receivable and other assets                   (458)       (718)       (510)
     Increase (decrease) in interest payable and other liabilities       187         324        (128)
     Other , net                                                         233          50         333
                                                                      ------      ------      ------
Net cash provided by operating activities                              5,495       4,982       4,287
                                                                      ------      ------      ------

Cash flows from investing activities
     Proceeds from sales of investment securities available for sale     940         945       4,364
     Proceeds from maturities of investment securities held to
       maturity                                                            -       5,579      10,088
     Proceeds from maturities of investment securities available
       for sale                                                      100,072      26,085       9,515
     Purchase of investment securities held to maturity                 -           -         (1,577)
     Purchase of investment securities available for sale           (107,206)    (72,081)    (16,905)
     Net change in loans                                             (25,900)    (17,421)    (20,206)
     Capital expenditures                                               (711)     (1,246)       (433)
     Proceeds from sales of premises and equipment                       374         208         143
                                                                      ------      ------      ------
Net cash used in investing activities                                (32,431)    (57,931)    (15,011)
                                                                      ------      ------      ------
Cash flows from financing activities
     Net increase in demand deposits, NOW accounts
     and savings accounts                                             14,133      32,972      11,119
     Net increase (decrease) in certificates of deposit               (7,402)     19,052      (4,766)
     Cash inflows from other borrowings                               14,219      17,649       7,496
     Dividends paid                                                   (3,019)     (3,599)     (1,571)
     Common stock issued under stock option plans                        148         172         321
     Purchase of treasury shares                                        (435)       -         (1,284)
                                                                       ------      ------      ------
Net cash provided by financing activities                             17,644      66,246      11,315
                                                                       ------      ------      ------
Increase (decrease) in cash and cash equivalents                      (9,292)     13,297         591
Cash and cash equivalents as of January 1                             24,409      11,112      10,521
                                                                      ------      ------      ------
Cash and cash equivalents as of December 31                          $15,117     $24,409     $11,112
                                                                     =======     =======     =======
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:                                         1999        1998        1997
                                                                      ------      ------      ------
Interest paid on deposits and other borrowed funds                   $14,995     $12,748     $12,117
Income tax paid                                                        1,057       1,845       1,200

The accompanying notes are an integral part of these statements



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

    The accounting policies of Franklin Financial Services Corporation and its subsidiary conform to generally accepted accounting principles and to general industry practices. A summary of the more significant accounting policies which have been consistently applied in the preparation of the accompanying consolidated financial statements follows:

    Principles of Consolidation - The consolidated financial statements include the accounts of Franklin Financial Services Corporation (the Corporation) and its wholly- owned subsidiary, Farmers and Merchants Trust Company, a commercial bank (the Bank). All significant intercompany transactions and account balances have been eliminated.

    Nature of Operations - The Corporation conducts all of its business through its subsidiary bank, Farmers and Merchants Trust Company.
The Bank serves its customer base through twelve community offices located in Franklin and Cumberland Counties in Pennsylvania.

    The Bank is a community-oriented commercial bank that emphasizes customer service and convenience. As part of its strategy, the Bank has sought to develop a variety of products and services that meet the needs of both its retail and commercial customers.

    Use of Estimates in the Preparation of Financial Statements - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Statement of Cash Flows - For purposes of reporting cash flows, cash and cash equivalents include Cash and due from banks, Interest-bearing deposits in other banks and Federal funds sold. Generally, Federal funds are purchased and sold for one-day periods.

    Investment Securities - On September 27, 1999, the Corporation entered into an interest rate cap transaction as a vehicle to partially hedge net interest income against the effect of rising market interest rates. The transaction was effective September 29, 1999, has a notional amount of $5,000,000, a term of five years, a strike rate of 6.00% and is indexed to a 3-month LIBOR. At December 31, 1999, the cost of the cap was $180,000 and the fair value was $238,000. Accordingly, a gain of $38,280 (net of tax) was recorded as other comprehensive income for the year ended December 31, 1999.

    On October 1, 1998, the Corporation adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." As permitted under Statement No. 133, the Corporation transferred investment securities classified as "held to maturity" with a book value of $22,961,000 to the "available for sale" classification. The transfer resulted in an increase to Shareholders' equity of approximately $985,000, net of tax.

    Available for sale securities are stated at estimated fair value, adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments of interest income. The related unrealize d holding gains and losses are reported as a separate component of shareholders' equity, net of tax, until realized. Realized securities gains and losses are computed using the specific identification method.

    Interest and dividends on investment securities are recognized as income when earned. Gains or losses on the disposition of investment securities are based on the net proceeds and the adjusted carrying amount of the specific securities sold.

    Loans - Interest on all loans is accrued over the term of the loans based on the amount of principal outstanding. Unearned interest on installment loans is recognized on a basis which approximates the interest method.

    Accrual of interest income is generally discontinued when a loan becomes 90 days past due as to principal or interest and management considers the collection of principal or interest to be doubtful.
When interest accruals are discontinued, interest credited to income in the current year is reversed and interest accrued in any prior year is charged to the allowance for loan losses.

    Allowance for Possible Loan Losses - For financial reporting purposes, the provision for loan losses charged to current operating income is based on estimates, and ultimate losses may vary from the current estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the period in which they become known. The adequacy of the level of the reserve is determined by a continuing review of the composition of the loan portfolio, overall portfolio quality, specific problem loans, prior loan loss experience and current and prospective economic conditions that may affect a borrower's ability to pay.

    Premises and Equipment - Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method. When assets are retired or sold, the asset cost and related accumulated depreciation are eliminated from the respective accounts, and any resultant gain or loss is included in net income. The cost of maintenance and repairs is charged to operating expense as incurred, and the cost of major additions and improvements is capitalized.

    Federal Income Taxes - The Corporation and its subsidiary file a consolidated Federal income tax return. The Corporation accounts for income taxes in accordance with Statement No. 109, "Accounting for Income Taxes." Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the applicable enacted marginal tax rate. Deferred income tax expenses or benefits are based on the changes in the deferred tax asset or liability from period to period.

    Earnings per share - Earnings per share is computed based on the weighted average number of shares outstanding during each year, adjusted retroactively for stock splits and dividends.

    The Corporation's basic earnings per share is calculated as net income divided by the weighted average number of shares outstanding. For diluted earnings per share, net income is divided by the weighted average number of shares outstanding plus the incremental number of shares added as a result of converting common stock equivalents, calculated using the treasury stock method. The Corporation's common stock equivalents consist of outstanding restricted stock and stock options.

    A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

(In thousands)
                                                1999       1998       1997

Weighted average shares outstanding (basic)    2,728      2,731      2,738

Impact of common stock equivalents                42         38         29
                                               _____      _____      _____
Weighted average shares outstanding (diluted)  2,770      2,769      2,767


    Reclassifications - Certain prior period amounts have been reclassified to conform with the current year presentation.

    Segment Reporting - The Bank acts as an independent community financial service provider and offers traditional banking and related financial services to individual, business and government customers. Through its community office and automated teller machine network, the Bank offers a full array of commercial and retail financial services, including the taking of time, savings and demand deposits; the making of commercial, consumer and mortgage loans; and the providing of safe deposit services. The Bank also performs personal, corporate, pension and fiduciary services through its Investment and Trust Services Department.

    Management does not separately allocate expenses, including the cost of funding loan demand, between the commercial, retail, mortgage banking and trust operations of the Bank. As such, discrete information is not available and segment reporting would not be meaningful.

    Comprehensive Income - Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Comprehensive income includes net income plus all other components of comprehensive income.
The only changes in equity that are excluded from comprehensive income are those resulting from investments by owners and distributions to owners. Comprehensive income is reflected in the Consolidated Statements of Changes in Shareholders' Equity and includes net income, unrealized gains on securities, and the unrealized gain on the interest rate cap.


Note 2. Regulatory Matters

    The Bank is limited as to the amount it may loan the Corporation, unless such loans are collateralized by specific obligations.
The Corporation's subsidiary Bank is subject to various regulatory capital requirements administered by federal banking agencies.
Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

    Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios
(set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999 and 1998, that the Bank met all capital adequacy requirements to which it is subject.

    As of December 31, 1999, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

    The table that follows presents the total risk-based, Tier 1 risk-based and Tier 1 leverage requirements for the Corporation and the Bank as defined by the FDIC. Actual capital amounts and ratios are also presented.

    Although not adopted in regulation form, the Pennsylvania Department of Banking utilizes capital standards requiring a minimum of 6% leverage capital and 10% risk-based capital, defined substantially the same as those by the FDIC.



                                             As of December 31, 1999
                                                                    To be well
                                                                    Capitalized Under
                                                    For Capital     Prompt Corrective
                                    Actual       Adequacy Purposes  Action Provisions
                                 -------------   -----------------  ------------------
(Amounts in thousands)           Amount  Ratio     Amount  Ratio     Amount  Ratio
                                 ------  -----     ------  -----     ------  -----

Total Capital (to Risk Weighted Assets)

Corporation                     $42,494   13.89%  $24,469    8.00%    N/A
Bank                             38,930   12.82%   24,298    8.00%  $30,373   10.00%

Tier I Capital (to Risk Weighted Assets)

Corporation                     $38,697   12.65%  $12,235    4.00%    N/A
Bank                             35,133   11.57%   12,149    4.00%  $18,224    6.00%

Tier I Capital (to Average Assets)

Corporation                     $38,697    8.72%  $17,755    4.00%    N/A
Bank                             35,133    7.94%   17,698    4.00%  $22,122    5.00%



                                            As of December 31, 1998
                                                                     To be well
                                                                     Capitalized Under
                                                    For Capital      Prompt Corrective
                                    Actual        Adequacy Purposes  Action Provisions
                                 ------------     -----------------  -----------------
(Amounts in thousands)           Amount  Ratio     Amount  Ratio     Amount  Ratio
                                 ------  -----     ------  ------    ------  ------

Total Capital (to Risk Weighted Assets)

Corporation                     $40,048   13.97%  $22,940    8.00%    N/A
Bank                             35,708   12.58%   22,706    8.00%  $28,383   10.00%

Tier I Capital (to Risk Weighted Assets)

Corporation                     $36,500   12.73%  $11,470    4.00%    N/A
Bank                             32,160   11.33%   11,353    4.00%  $17,030    6.00%

Tier I Capital (to Average Assets)
Corporation                     $36,500    9.16%  $15,935    4.00%    N/A
Bank                             32,160    8.13%   15,826    4.00%  $19,782    5.00%


Although not adopted in regulation form, the Pennsylvania Department of Banking utilizes capital standards requiring a minimum of 6% leverage capital and 10% risk-based capital, defined substantially the same as those by the FDIC.






                   Note 3. Restricted Cash Balances

    The Corporation's subsidiary bank is required to maintain reserves in the form of cash and balances with the Federal Reserve Bank, against its deposit liabilities. At December 31, 1999 and 1998, required reserves held at the Federal Reserve Bank for the bank subsidiary, were approximately $4,965,000 and $3,225,000. In addition, as compensation for check clearing and other services, a compensatory balance maintained at the Federal Reserve Bank at December 31, 1999 and 1998, equaled approximately $900,000.

                                       Note 4. Investment Securities

       The amortized cost and estimated fair values of investment securities as of
       December 31, 1999 and  1998 are as follows:
                                                     Gross     Gross      Estimated
                                        Amortized  unrealized unrealized    fair
                                          cost       gains     losses      value
                                        --------    --------  --------   --------
1999 Available for Sale
Equity securities                           $5,423       $659      $244      $5,838
U.S. Treasury securities and obligations
 of U.S.g overnment agencies and
 corporations                               13,982          3       165      13,820
Obligations of state and political
 subdivisions                               48,271        515     1,515      47,271
Corporate debt securities                   11,586         46        76      11,556
Other                                       20,606         79       105      20,580
Mortgage-backed securities                  31,320         19       603      30,736
                                         --------   --------  --------    --------
                                         $131,188     $1,321    $2,708    $129,801
                                         ========   ========  ========    ========

                                                     Gross     Gross      Estimated
                                       Amortized   unrealized unrealized    fair
                                          cost       gains     losses      value
1998 Available for Sale                 --------    --------  --------   --------
Equity securities                           $3,404     $1,270 $              $4,674
U.S. Treasury securities and obligations
  of U.S. Government agencies and
  corporations                              13,992        251                14,243
Obligations of state and political
  subdivisions                              48,490      1,341       379      49,452
Corporate debt securities                   32,959        201       107      33,053
Mortgage-backed securities                  25,572        166        42      25,696
                                          --------   --------  --------    --------
                                          $124,417     $3,229      $528    $127,118
                                          ========   ========  ========    ========


      At December 31, 1999 and 1998, the book value of investment securities pledged to secure public funds, trust balances and other deposits and obligations totaled
      $94,267,000 and $59,350,000, respectively.


The amortized cost and estimated fair value of debt securities at December 31, 1999, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                         Estimated
                                                             Amortized     fair
                                                                cost       value
Available for Sale                                            --------   --------
Due in one year or less                                          $9,821      $9,797
Due after one year through five years                            32,011      31,845
Due after five years through ten years                           12,513      12,413
Due after ten years                                              40,100      39,172
                                                              --------    --------
                                                                $94,445     $93,227
Mortgage-backed securities                                       31,320      30,736
                                                              --------    --------
                                                               $125,765    $123,963
                                                               ========    ========

Gross gains of $289,000, $625,000 and $795,000 were realized on the sale of securities for the years ended December 31, 1999, 1998 and 1997, respectively.
Gross losses of $8,000 were realized on the sale of securities for the year ended December 31, 1997.




                                    Note 5. Loans

     A summary of loans outstanding at the end of the reporting periods is as follows:
                                                              December 31
                                                       -------------------------
(Amounts in thousands)                                    1999           1998
                                                         --------       --------
Real estate (primarily first mortgage
  residential loans)                                     $101,426        $92,293
Real estate - Construction                                  3,670          3,567
Commercial, industrial and agricultural                   123,021        108,540
Consumer (including home equity lines of credit)           59,830         57,647
                                                        --------       --------
                                                          287,947        262,047
                                                        --------       --------
Less:  Unearned discount                                      (4)           (10)
          Allowance for possible loan losses              (3,859)        (3,549)
                                                        --------       --------
Net Loans                                               $284,084       $258,488
                                                          ======         ======

     Loans to directors and executive officers and to their related interests and affiliated enterprises amounted to approximately $1,185,000 and $1,264,000 at December 31, 1999 and
1998, respectively.  Such loans are made in the ordinary course of business at the Bank's normal credit terms and do not present more than a normal risk of collection.  During 1999, approximately $436,000 of new loans were made and repayments totaled approximately $515,000.




                              Note 6. Allowance for Possible Loan Losses

                                                          December 31
(Amounts in thousands)                            1999        1998        1997
                                                 ------      ------      ------
Balance at beginning of year                      $3,549      $3,304      $3,060

  Charge-offs                                       (628)       (961)       (782)
  Recoveries:                                        108         145          90
                                                  ------      ------      ------
Net charge-offs                                     (520)       (816)       (692)
                                                  ------      ------      ------
Provision for possible loan losses                   830       1,061         936
                                                  ------      ------      ------
Balance at end of year                            $3,859      $3,549      $3,304
                                                   =====       =====       =====

 At December 31, 1999 and 1998 the Corporation had no restructured loans.
Nonaccrual loans at December 31, 1999 and 1998 were approximately $3,131,000 and $1,325,000, respectively.  The gross interest that would have been recorded if these loans had been current in accordance with their original terms and the amounts actually recorded in income were as follows:


(Amounts in thousands)                            1999        1998        1997
                                                --------------------------------------
Gross interest due under terms                      $335        $159        $156
Amount included in income                            (98)        (48)        (19)
                                                --------------------------------------
       Interest income not recognized               $237        $111        $137
                                                 =======     =======     =======

  At December 31, 1999 and 1998, the recorded investment in loans that were considered to be impaired, as defined by Statement No. 114, totaled $2,982,000 and $1,041,500, respectively.
Impaired loans have an allowance for credit losses of $129,000 and $54,000 as of December 31,
1999 and 1998, respectively.  The Corporation does not recognize interest income on its impaired loans.  Cash receipts on impaired loans are credited to the earliest amount owed by the borrower.  The average recorded investment in impaired loans during the years ended December 31,
1999,1998 and 1997 was $1,732,000 , $1,033,400 and $1,060,300, respectively.





                                Note 7. Premises and Equipment

     Premises and equipment consist of:
                                                             December 31
                                          Estimated      -----------------
(Amounts in thousands)                   useful life      1999        1998
                                            ------       ------      ------
Land                                                        $802        $930
Buildings                                18-40 years        7,609       7,299
Furniture, fixtures and equipment          3-13 years       5,979       5,762
                                                          ------      ------
Total cost                                                 14,390      13,991
Less: Accumulated Depreciation                             (8,877)     (8,102)
                                                           ------      ------
                                                           $5,513      $5,889
                                                            =====       =====



                                       Note 8. Deposits

     Deposits are summarized as follows:
                                                                        December 31
                                                                    -----------------
(Amounts in thousands)                                               1999         1998
                                                                     ------      ------
Demand                                                              $43,297      $42,224
Savings:
     Interest-bearing checking                                        43,845       46,707
     Money market accounts                                            75,357       56,623
     Passbook and statement savings                                   35,335       38,147
                                                                     ------       ------
                                                                     154,537      141,477
                                                                     ------       ------

Time:
     Deposits of $100,000 and over                                    34,933       33,223
     Other time deposits                                             100,543      109,655
                                                                     ------       ------
                                                                     135,476      142,878
                                                                     ------       ------
          Total deposits                                            $333,310     $326,579
                                                                     ======       ======







Note 9. Securities Sold Under Agreements to Repurchase, Short Term Borrowings and
Long Term Debt

   The Corporation enters into sales of securities under agreements to repurchase. Securities sold under agreements to repurchase averaged $25,802,000 and $20,205,000 during 1999 and 1998, respectively, and the maximum amounts outstanding at any month-end during 1999 and 1998, were $33,496,000 and $24,414,000, respectively.  The weighted average interest rate on these repurchase agreements was
4.81% and 5.21% for 1999 and 1998, respectively.  At December 31, 1999, securities sold under agreements to repurchase totaled $27,182,000 with interest rates ranging from 4.62% to 5.52%.
At December 31, 1998, securities sold under agreements to repurchase totaled $24,414,000 with interest rates ranging from 3.69% to 4.60%.  The securities that serve as collateral for securities sold under agreements to repurchase represent primarily U.S. Government and U.S. Agency securities with a fair value of $34,780,000 at December 31, 1999.  The securities sold under agreements to repurchase are overnight borrowings.


     A summary of short term borrowings and long term debt at the end of the reporting period follows:
                                December 31
                           -------------------
(Amounts in thousands)       1999        1998
                           --------    --------
Open Repo Plus (a)          $12,500     $     -
Term loans (b)               29,695      30,744
                           ---------   ---------
Total other borrowings      $42,195     $30,744
                            =======     =======

(a)  Open Repo Plus is a revolving term commitment with the Federal Home Loan Bank of Pittsburgh
      (FHLB) used on an overnight basis.  The term of these commitments may not exceed 364 days and the outstanding balance reprices daily at market rates.


(b)  Term loans with the FHLB bear interest at fixed rates ranging from 4.72% to 6.87% (weighted average rate of 5.56%) with various maturities beginning September 30, 2000 to July 12, 2010.
      All borrowings from the FHLB are collateralized by FHLB stock, mortgage-backed securities and first mortgage loans.

      The scheduled maturities of the term borrowings are as follows:

         2000                $ 7,019
         2001                  1,799
         2002                    -
         2003                    -
         2004                    659
         2005 and beyond      20,218
                           ---------
                             $29,695
                             =======
The Corporation's maximum borrowing capacity at December 31, 1999, with the FHLB was
$120,648,000.  The total amount available to borrow at year-end was approximately
$78,000,000.




                                         Note 10. Federal Income Taxes

     The temporary differences which give rise to significant portions of deferred tax assets and liabilities under Statement No.109 are as follows (amounts in thousands):

                                                       December 31
                                                     -------------
         Deferred Tax Assets:                         1999     1998
         -----------------------------------------   ------   ------
         Allowance for possible loan losses          $1,312   $1,206
         Deferred compensation                          224      212
         Restricted stock                               241      133
         Depreciation                                   140       81
         Deferred loan fees and costs,net               188      214
         Nonaccrual loans                                26       50
         Property demolition & writedown                 78      288
         Net unrealized loss on securities              472        0
         Other, net                                      53       56
                                                     ------   ------
              Total                                   2,734    2,240
                                                     ------   ------


         Deferred Tax Liabilities:
         -----------------------------------------
         Pensions                                      191       57
         Mortgage Servicing Rights                     154      132
         Net unrealized gain on securities               0      918
                                                    ------   ------
              Total                                    345    1,107
                                                    ------   ------
              Deferred Taxes, net                   $2,389   $1,133
                                                    ======   ======


  In determining the level of valuation reserves required, the Corporation has determined based upon its historical level of earnings, its interest margin, gap position and future taxable income that it is more likely than not that the net deferred tax assets, will be realized over a period of approximately
5 years.  Accordingly, no valuation allowance was established as of December 31, 1999 or 1998.




     The components of the provision for Federal income taxes attributable to income from operations were as follows:
                                                     Years ended December 31
                                                  --------------------------
(Amounts in thousands)                              1999     1998     1997
                                                   ------   ------   ------
Currently payable                                   $1,320   $1,694   $1,574
Deferred tax benefit                                  (137)    (190)    (184)
                                                    ------   ------   ------
Income tax provision                                $1,183   $1,504   $1,390
                                                   =======  =======  =======



     For the years ended December 31, 1999, 1998 and 1997, the income tax provisions are different from the tax expense which would be computed by applying the Federal statutory rate to pretax operating earnings.  A reconciliation between the tax provision at the statutory rate and the tax provision at the effective tax rate is as follows:

                                                     Years ended December 31
                                                  --------------------------
(Amounts in thousands)                              1999     1998     1997
                                                   ------   ------   ------
Tax provision at statutory rate                     $2,131   $2,145   $1,956
Income on tax-exempt loans and securities             (983)    (685)    (590)
Nondeductible interest expense relating to
     carrying tax-exempt obligations                   138       95       81
Dividends received exclusion                           (18)     (17)     (16)
Other, net                                             (85)     (34)     (41)
                                                    ------   ------   ------
Income tax expense                                  $1,183   $1,504   $1,390
                                                    ======   ======   ======


     The tax provision applicable to securities gains for the years ended December 31, 1999, 1998 and
1997 was $98,000, $212,000 and $268,000, respectively.

                    Note 11. Employee Benefit Plans

    The Bank has a noncontributory pension plan covering substantially all employees of F&M Trust who meet certain age and service requirements.
Benefits are based on years of service and the employee's compensation during the highest five consecutive years out of the last ten years of employment. The Bank's funding policy is to contribute annually the amount required to meet the minimum funding requirements of the Employee
Retirement Income Security Act of 1974. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.

    The following table sets forth the plan's funded status at December 31, 1999, based on a September 30, 1999, actuarial valuation together with comparative 1998 and 1997 amounts:

(Amounts in thousands)                             1999     1998    1997

Change in benefit obligation

Benefit obligation at beginning of year          $8,433   $7,611  $7,261
Service cost                                        304      266     322
Interest cost                                       527      531     494
Actuarial loss (gain)                              (233)     380    (142)
Benefits paid                                      (359)    (355)   (324)
                                                 _______   ______  ______
Benefit obligation at end of year                 8,672    8,433   7,611

Change in plan assets

Fair value of plan assets at beginning of year*  11,541   11,223   7,816
Actual return on plan assets                        707      673   3,731
Employer contribution                                 0        0       0
Benefits paid                                      (358)    (355)   (324)
                                                 ______   ______  ______
Fair value of plan assets at end of year         11,889   11,541  11,223
                                                 ______   ______  ______
Funded status                                     3,207    3,108   3,612
Unrecognized transitional asset                     (39)     (78)   (115)
Unrecognized net actuarial gain                  (2,625)  (2,893) (3,873)
Unrecognized prior service cost                      86       96     108
                                                  ______  ______   ______
Prepaid (accrued)  benefit cost                    $629     $233   $(268)
                                                  ======  ======   ======

Weighted-average assumptions as of December 31     1999     1998    1997

Discount rate                                      6.50%    6.50%   7.00%
Expected return on plan assets                     8.00%    8.00%   8.00%
Rate of compensation increase                      5.25%    5.25%   5.75%

Components of net periodic benefit cost            1999     1998    1997

Service cost                                       $314     $266    $321
Interest cost                                       527      531     494
Expected return on plan assets                     (987)    (971)   (612)
Amortization of transitional (asset) obligation     (39)     (39)    (39)
Amortization of prior service cost                   11       11      11
Recognized net actuarial gain                      (222)    (299)      0
                                                  ______    ______   _____
Net periodic benefit cost                        $ (396)  $ (501)  $ 175
                                                  ======  ======   ======
    *Plan assets are primarily invested in equities, US Government Agencies, corporate bonds and general assets of insurance companies.

    The Bank has a 401(k) plan covering substantially all employees of F&M Trust who have completed one year and 1000 hours of service. In 1999, employee contributions to the plan were matched at 100% up to 3% of each employee's deferrals plus 50% of the next 2% of deferrals from participants eligible compensation. In addition, a 100% discretionary profit sharing contribution of up to 2% of each employee's eligible compensation was possible, provided established net income targets were achieved. Annually, the Bank's Board of Directors approves the established net income targets.
Under this plan, not more than 19.00% of each participant's total compensation may be contributed in any given plan year. The related expense for the 401(k) plan and the profit sharing plan in 1999, 1998 and 1997, as approved by the Board of Directors, was approximately $209,000, $266,000 and $143,000, respectively.

    Under the terms of the Corporation's Long-Term Incentive Plan of 1990 ("the Plan"), the Compensation Committee of the Board of Directors
(the Committee) is authorized to award up to 264,825 shares of presently authorized but unissued or reacquired Common Stock to certain employees of the Corporation and its subsidiary. Awards may be granted in the form of Options, Stock Appreciation Rights, Restricted Stock, Performance Units and Performance Shares.

Pursuant to the Plan, in 1991 the Corporation implemented a program known as the Senior Management Incentive Program (the Program) and, under the Program, as of December 31, 1999, has awarded 169,152 restricted shares of $1.00 par value per share common stock of the Corporation to certain employees at no cost to the employee participants. These shares are issued subject to specific transfer restrictions, including the passage of time, ranging from one to ten years; and shall fully vest upon the expiration of ten years from the date of the agreements, or earlier, dependent upon the Corporation meeting certain income requirements established by the Board of Directors.

    Also, under the Program, the Committee has awarded 18,345 restricted shares of the $1.00 par value per share common stock of the Corporation to certain employees at no cost to the participants. These shares also are issued subject to certain transfer restrictions and will automatically vest upon the expiration of ten years from the Agreement date (except for one senior officer whose shares vested in a shorter period).

    Unearned compensation, representing the fair market value of the shares at the date of issuance, will be charged to income over the vesting period. The cost associated with the Program was approximately $230,000 in 1999, $101,000 in 1998 and $117,000 in 1997. The total of restricted shares vested was 847 in 1997. No restricted shares vested in 1998 or 1999.

    In addition to the restricted shares issued to the employee participants of the Program, the employees could elect to receive a portion of their award in cash. The payment of cash each year is dependent upon the Corporation meeting certain income requirements established by the Board of Directors. There were no cash awards in 1999, 1998 or 1997.


Note 12. Stock Purchase Plan

     In 1994, the Corporation adopted the Employee Stock Purchase
Plan of 1994 (the Plan). Under the Plan 198,000 shares of stock can be purchased by participating employees over a 10-year period. The number of shares which can be purchased by each participant is limited, as defined, and the option price is to be set by the Board of Directors. However, the option price cannot be less than the lesser of 90% of the fair market value of the shares on the date the option to purchase shares is granted, or 90% of the fair market value of the shares on the exercise date. These options must be exercised one year from the date of grant. Any shares related to unexercised options are available for future grant. As of December 31, 1999 there are 123,429 shares available for future grant.

     The following table summarizes the stock option activity
     (stock options have been adjusted to reflect all stock splits):


                                                        Option Price Per Share
                                                        -------------------------
                                                            Price          Weighted
                                       Stock Options        Range           Average
                                       ---------------  ---------------  ---------------

Balance at December 31, 1996                   18,892         $19.24           $19.24
   Granted                                     17,700           23.08            23.08
   Exercised                                 (15,305)   19.24 - 23.08            20.24
   Canceled                                   (7,564)           19.24            19.24
                                            ---------
Balance at December 31, 1997                   13,723         $23.08           $23.08
   Granted                                     17,005           27.68            27.68
   Exercised                                  (7,206)   23.08 - 27.68            23.39
   Canceled                                   (7,014)           23.08            23.08
                                            ---------
Balance at December 31, 1998                  16,508          $27.68           $27.68
   Granted                                    20,106            23.27            23.27
   Exercised                                  (6,016)   19.94 - 27.68            24.61
   Canceled                                  (11,416)           27.68            27.68
                                             --------
Balance at December 31, 1999                   19,182         $23.27           $23.27
                                             ========





The following table summarizes information concerning options outstanding at December 31, 1999:

                                                                           Weighted        Weighted
                                                        Unexercised         Average        Average
                                                           Stock          Remaining        Exercise
                                       Exercise Price      Options       Life (Years)       Price
                                          --------        --------         --------        --------
                                              $23.27           19,182        0.75            $23.27





 The Corporation has adopted Statement No. 123, "Accounting for Stock-Based Compensation." As provided for in the Statement, the Corporation elected to continue the intrinsic value method of expense recognition. Accordingly, no compensation expense for the Plan has been recognized in the financial statements of the Corporation. Had compensation cost for the Plan been recognized in accordance with Statement No. 123, the Corporation's net income and net income per share amounts would have been reduced to the following pro-forma amounts:


(Amounts in thousands, except per share)                        1999             1998            1997
                                                               ------           ------          ------
Net Income:                   As reported                      $5,084           $4,805          $4,363
                              Proforma                          5,026            4,780           4,334

Basic earnings per share:     As reported                       $1.86            $1.76           $1.59
                              Proforma                           1.84             1.75            1.58

Diluted earnings per share:   As reported                       $1.84            $1.74           $1.58
                              Proforma                           1.83             1.73            1.57

Weighted average fair value of options granted                  $2.90            $3.81           $4.50



The fair value of the options granted has been estimated using the following assumptions for 1999, 1998 and 1997, respectively: risk-free interest rate of 5.98%, 4.53% and 5.49%, expected volatility of the Corporation's stock of 14.14%, 14.00% and 20.10% and an expected dividend yield of 3.09%, 2.08% and 3.67%. The expected life of the optionsin 1999,1998 and 1997 was
 .74 year, .76 year and .81 year, respectively.




               Note 13. Deferred Compensation Agreement

    The Corporation has entered into deferred compensation agreements with several officers and directors which provide for the payment of benefits over a ten-year period, beginning at age 65. At inception, the present value of the obligations under these deferred compensation agreements amounted to approximately $600,000, which is being accrued over the estimated remaining service period of these officers and directors. These obligations are partially funded through life insurance covering these individuals.


        Note 14. Shareholders' Equity

In March, 1999, the Board of Directors authorized the repurchase of up to 50,000 shares of the Corporation's common stock for a twelve month period ending in March 2000. The Corporation uses the repurchased common stock (Treasury stock) for general corporate purposes including stock dividends and splits, employee benefit and executive compensation plans, and the dividend reinvestment plan. Under this program, the Corporation repurchased 15,975 shares for $434,700 in 1999. In March, 1998, the Board of Directors authorized a similar plan for a twelve month period ended March, 1999. No shares were repurchased under this plan. At December 31, 1999 and 1998, the Corporation held Treasury shares totaling 252,830 and 242,871, respectively, that were acquired through Board authorized stock repurchase programs.

    Note 15. Commitments and Contingencies

    In the normal course of business, the Bank is party to financial instruments which are not reflected in the accompanying financial statements and are commonly referred to as off-balance-sheet instruments. These financial instruments are entered into primarily to meet the financing needs of the Bank's customers and include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk not recognized in the statement of financial position.

    The Corporation's exposure to credit loss in the event of nonperformance by other parties to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contract or notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments. Unless noted otherwise, th e Bank does not require collateral or other security to support financial instruments with credit risk. The Corporation had the following outstanding commitments as of December 31:

(Amounts in thousands)                              1999           1998
Financial instruments whose contract amounts represent credit risk:

Commercial commitments to extend credit . . . .    $46,405       $32,032

Consumer commitments to extend credit (secured)     17,291        15,767

Consumer commitments to extend credit (unsecured)   13,344        12,608
                                                    ______       _______
                                                   $77,040       $60,407

Standby letters of credit . . . . . . . . . . .      2,544         2,547


    Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses with the exception of home equity lines and personal lines of credit and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The
Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral for most commercial commitments varies but may include accounts receivable, inventory, property, plant, and equipment and incomeproducing commercial properties. Collateral for secured consumer commitments consists of liens on residential real estate.

    Standby letters of credit are instruments issued by the Bank which guarantee the beneficiary payment by the Bank in the event of default by the Bank's customer in the nonperformance of an obligation or service. Most standby letters of credit are extended for one-year periods.
The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral supporting those commitments for which collateral is deemed necessary primarily in the form of certificates of deposit and liens on real estate.

    Most of the Bank's business activity is with customers located within Franklin County, Pennsylvania and surrounding counties and does not involve any significant concentrations of credit to any one entity or industry.

The Bank has entered into various noncancellable operating leases. Total rental expense on these leases was $53,000, $50,000, and $36,000 in the years 1999, 1998 and 1997, respectively. Future minimum payments under these leases are as follows:

          2000. . . . . . . . . $57,800
          2001. . . . . . . . . $50,000
          2002. . . . . . . . . $28,800
          2003. . . . . . . . . $ 7,300
          2004 and beyond . . . $27,700

    In the normal course of business, the Corporation has commitments, lawsuits, contingent liabilities and claims. However, the Corporation does not expect that the outcome of these matters will have a materially adverse effect on its consolidated financial position or results of operations.

    Note 16. Disclosures About Fair Value of Financial Instruments

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash, Federal funds sold and Interest-bearing deposits:

    For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Investment securities:

    For debt and marketable equity securities available for sale fair values are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans, net:

    The fair value of loans is estimated for each major type of loan (e.g. real estate, commercial, industrial and agricultural and consumer) by discounting the future cash flows associated with such loans.
The model considers scheduled principal maturities, repricing characteristics, prepayment assumptions and interest cash flows.
The discount rates used are estimated based upon consideration of a number of factors including the treasury yield curve, credit quality factors, expense and service charge factors.

Deposits, Securities sold under agreements to repurchase and
            Other borrowings:

    The fair market value of demand deposits, savings accounts, and money market deposits is the amount payable on demand at the reporting date. This fair value does not include the benefit that results from the low cost of funding provided by these deposits compared to the cost of borrowing funds in the market. The fair value of fixed maturity certificates of deposit and long-term debt are estimated by discounting the future cash flows using rates approximating those currently offered for certificates of deposit and borrowings with similar remaining maturities. The other borrowings consist of borrowings on a line of credit with the FHLB at a variable interest rate and securities sold under agreements to repurchase for which the carrying value approximates a reasonable estimate of the fair value.

Off balance sheet financial instruments:

    Outstanding commitments to extend credit and commitments under standby letters of credit include fixed and variable rate commercial and consumer commitments. The fair value of the commitments are estimated using the fees currently charged to enter into similar agreements. The fair value of the interest rate cap was based on current settlement value. The estimated fair value of the Corporation's financial instruments at December 31 are as follows:



The estimated fair value of the Corporation's financial instruments at December 31 are as follows:

                                                1999                  1998
                                              ---------------      ---------------
                                              Carrying   Fair       Carrying   Fair
(Amounts in thousands)                         Amount    Value       Amount    Value
                                              -------- --------     --------  --------
Financial assets:
     Cash and short-term investments           $15,117  $15,117      $24,409   $24,409
     Investment securities available for sale  129,801  129,801      127,118   127,118
     Net Loans                                 284,084  279,545      258,488   267,937
    Accrued interest receivable                  2,809    2,809        2,540     2,540

Financial liabilities:
     Deposits                                 $333,310 $320,107     $326,579  $328,684
     Securities sold under agreements to
       repurchase                               27,182   27,182       24,414    24,414
     Short term borrowings                      12,500   12,500            0         0
     Long term borrowings                       29,695   28,240       30,744    31,108
     Accrued interest payable                    1,442    1,442        1,435     1,435

Off Balance Sheet financial instruments
     Commitments to extend credit                 -        -           -         -
     Standby letters-of-credit                    -        -           -         -
     Interest rate cap                             180      238        -         -

     The above values do not necessarily reflect the premium or discount that could result from offering for sale at one time the Corporation's entire holdings of a particular instrument.
In addition, these values, derived from the methods and assumptions described above, do not consider the potential income taxes or other expenses that would be incurred on an actual sale of an asset or settlement of a liability.


    The above values do not necessarily reflect the premium or discount that could result from offering for sale at one time the Corporation's entire holdings of a particular instrument. In addition, these values, derived from the methods and assumptions described above, do not consider the potential income taxes or other expenses that would be incurred on an actual sale of an asset or settlement of a liability.



Note 17. Parent Company (Franklin Financial Services Corporation) Financial Information

Balance Sheets
                                                                      December 31
                                                                      -----------------
(Amounts in thousands)                                                    1999          1998
                                                                        -------       -------
Assets:
     Due from bank subsidiary                                                $571       $1,386
     Investment securities                                                  2,149        2,735
     Equity investment in subsidiary                                       36,204       35,454
     Premises                                                                 186          395
     Other assets                                                             240          273
                                                                          -------      -------
          Total assets                                                    $39,350      $40,243
                                                                           ======       ======

Liabilities:
     Deferred tax liability                                                   $80         $342
     Other liabilities                                                         10        -
                                                                          -------      -------
          Total liabilities                                                    90          342

Shareholders' equity                                                       39,260       39,901
                                                                          -------      -------
          Total liabilities and shareholders' equity                      $39,350      $40,243
                                                                           ======       ======

Statements of Income

                                                                Years ended
                                                                 December 31
                                                             -----------------
   (Amounts in thousands)                                   1999          1998          1997
                                                           -------      -------       -------
Income:
     Dividends from Bank                                    $2,270         $1,317       $6,020
     Interest and dividend income                               62             57           44
     Gain on sale of securities                                285            464          468
     Other income                                                5              1            -
     Gain on sale of premises                                   25             29            -
                                                           -------        -------      -------
                                                             2,647          1,868        6,532
Expenses:
     Operating expenses                                        471            516          566
      Loss on sale of premises                                   0            170           40
                                                           -------        -------      -------
Income before equity in undistributed income of subsidiary   2,176          1,182        5,926
Equity in (excess of ) undistributed income of subsidiary    2,908          3,623       (1,563)
                                                           -------        -------      -------
     Net income                                             $5,084         $4,805       $4,363
                                                            ======         ======       ======


Statements of Cash Flows

                                                                      Years ended
                                                                       December 31
                                                           ----------------------------------
(Amounts in thousands)                                      1999          1998          1997
                                                           -------      -------       -------
Cash flows from operating activities
     Consolidated net income                                $5,084         $4,805       $4,363
     Adjustments to reconcile net income to net cash provided
          by operating activities:
          Equity in undistributed income of subsidiary      (2,908)        (3,623)       1,563
          Depreciation                                          10             11           31
          Loss (gain) on sale of premises                      (25)           141           40
          Securities gains, net                               (285)          (464)        (468)
          Decrease (increase) in due from bank subsidiary      815          1,934       (3,142)
          Decrease (increase) in other assets                   33             66         (256)
          (Decrease) increase in liabilities                    10         -               (87)
          Other, net                                           236            234          278
                                                           -------        -------      -------
Net cash provided by operating activities                    2,970          3,104        2,322
                                                           -------        -------      -------
Cash flows from investing activities
     Proceeds from sales of investment securities              541            709          644
     Purchase of investment securities                        (429)          (580)        (534)
     Proceeds from sale of premises                            225            208          129
     Capital expenditures                                       (1)           (14)         (27)
                                                           -------        -------      -------
Net cash provided by investing activities                      336            323          212
                                                           -------        -------      -------
Cash flows from financing activities
     Dividends paid                                         (3,019)        (3,599)      (1,571)
     Proceeds from sales of common stock                       148            172          321
     Purchase of treasury shares                              (435)        -            (1,284)
                                                           -------        -------      -------
Net cash used in financing activities                       (3,306)        (3,427)      (2,534)
                                                           -------        -------      -------
     Increase in cash and cash equivalents                      -             -              -
Cash and cash equivalents as of January 1                       -             -              -
Cash and cash equivalents as of December 31               $     -     $       -        $     -
                                                            ======         ======       ======





                                         Note 18. Quarterly Results of Operations (Unaudited)

     The following is a summary of the quarterly results of consolidated operations of Franklin Financial for the years ended December 31, 1999 and 1998:
(Amounts in thousands)                                       Three months ended
                                         ---------------------------------------------------------
1999                                      March 31      June 30      September 30     December 31
----------------------------------------- --------     --------     --------------   -------------
Interest income                              $7,163        $7,185           $7,400          $7,659
Interest expense                              3,567         3,618            3,806           4,011
                                           --------      --------    --------------   -------------
Net interest income                           3,596         3,567            3,594           3,648
Provision for loan losses                       195           200              180             255
Other noninterest income                      1,054         1,046            1,074           1,039
Securities gains (losses)                         0             0              188             101
Noninterest expense                           2,880         2,864            3,106           2,960
                                           --------      --------    --------------   -------------
Income before income taxes                    1,575         1,549            1,570           1,573
Income taxes                                    296           304              290             293
                                           --------      --------    --------------   -------------
Net Income                                  $1,279        $1,245           $1,280          $1,280
                                           ========     =========      ===========     ===========
Basic earnings per share                     $0.47         $0.48            $0.46           $0.47
Diluted earnings per share                   $0.46         $0.45            $0.46           $0.46
                                           ========     =========      ===========     ===========


1998                                      March 31      June 30       September 30     December 31
----------------------------------------- --------     --------     --------------   -------------
Interest income                              $6,729        $6,730           $6,879          $7,125
Interest expense                              3,116         3,188            3,333           3,514
                                           --------      --------    --------------   -------------
Net interest income                           3,613         3,542            3,546           3,611
Provision for loan losses                       365           190              165             341
Other noninterest income                        975         1,080            1,050             928
Securities gains                                299           196               68              62
Noninterest expense                           2,896         3,011            2,905           2,788
                                           --------      --------    --------------   -------------
Income before income taxes                    1,626         1,617            1,594           1,472
Income taxes                                    394           375              416             319
                                           --------      --------    --------------   -------------
Net Income                                  $1,232        $1,242           $1,178          $1,153
                                           ========     =========      ===========     ===========
Basic earnings per share*                    $0.45         $0.46            $0.43           $0.42
Diluted earnings per share*                  $0.45         $0.45            $0.43           $0.42
                                           ========     =========      ===========     ===========


*Based on weighted-average shares outstanding during the period reported adjusted retroactively to reflect stock splits and stock dividends.  Consequently, the sum of the quarterly earnings per share mat not equal the annual per share amount.






Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

    The information related to this item is incorporated by reference to the information appearing under the heading
"Relationship With Independent Public Accountants" on page
13 of the Corporation's Proxy Statement for the 2000 Annual Meeting of Shareholders.

Part III

Item 10.  Directors and Executive Officers of the Registrant

    The information related to this item is incorporated by reference to the material set forth under the headings "Information about
Nominees and Continuing Directors" on Pages 4 through 6, and
"Executive Officers" on Page 7 of the Corporation's Proxy Statement for the 2000 Annual Meeting of Shareholders.

Item 11.  Executive Compensation

    The information related to this item is incorporated by reference to the material set forth under the headings "Compensation of Directors" on Page 7 and "Executive Compensation and Related Matters" on Pages 7 through 12 of the Corporation's Proxy Statement for the 2000 Annual Meeting of Shareholders, except that information appearing under the headings "Compensation Committee Report on Executive Compensation" and "Stock Performance Graph" on Pages 10 through 12 is not incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

    The information related to this item is incorporated by reference to the material set forth under the headings "Voting of Shares and Principal Holders Thereof" on Page 2 and 3, and "Information about Nominees and Continuing Directors" on Pages 4 through 6 of the Corporation's
Proxy Statement for the 2000 Annual Meeting of Shareholders.

Item 13.  Certain Relationships and Related Transactions

    The information related to this item is incorporated by reference to the material set forth under the heading "Transactions with Directors and Executive Officers" on Page 13 of the Corporation's Proxy Statement for the 2000 Annual Meeting of Shareholders.

Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  The following documents are filed as part of this report:
    (1) The following Consolidated Financial Statements of the Corporation:

          Report of Independent Public Accountants,

          Consolidated Balance Sheets - December 31, 1999 and 1998,

          Consolidated Statements of Income - Years ended December 31,
                1999, 1998 and 1997,

          Consolidated Statements of Changes in Shareholders' Equity Years ended December 31, 1999, 1998 and 1997,

          Consolidated Statements of Cash Flows - Years ended December 31,
                1999, 1998 and 1997,

          Notes to Consolidated Financial Statements.

    (2) All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and have therefore been omitted.

    (3) The following exhibits are filed as part of this report:

        3.1 Articles of Incorporation of the Corporation.
            Filed as Exhibit 3 to Form 10-Q Quarterly Report of the Corporation for the quarter ended September 30, 1999 and incorporated herein by reference.

        3.2 Bylaws of the Corporation.
            Filed as Exhibit 3 (i) Current Report on Form 8-K, filed December 3, 1999 and incorporated herein by reference.

       10.1 Deferred Compensation Agreements with Bank Directors.*
            Filed as Exhibit 10.1 to the 1995 Form 10-K -- Annual Report of the Corporation and incorporated herein by reference.

       10.2 Director's Deferred Compensation Plan.*
            Filed as Exhibit 10.2 to the 1995 Form 10-K --Annual Report of the Corporation and incorporated herein by reference.

       10.3 Long-Term Incentive Plan of 1990.*
            Filed as Exhibit 10.3 to the 1995 Form 10-K --Annual Report of the Corporation and incorporated herein by reference.

       10.4 Senior Management Incentive Program, as amended,
                October 15, 1992.*
            Filed as Exhibit 10.2 to Form 10-Q Quarterly Report of the Corporation for the quarter ended June 30, 1999 and incorporated herein by reference.

       10.5 Severance Benefit Agreement between the Corporation and Theodore D. McDowell*
            Filed as Exhibit 10 to the Form 10-Q Quarterly Report of the Corporation for the quarter ended September 30, 1999 and incorporated herein by reference.

       21   Subsidiaries of the Corporation.

       23.1 Consent of Beard  & Company, Inc.

       23.2 Consent of Arthur Andersen LLP

       27   Financial Data Schedule

       99   Report of Arthur Andersen LLP


* Identifies a management contract or a compensatory plan or arrangement.

(b)  Reports on Form 8-K:

     A current report on Form 8-K, dated December 2, 1999 was filed December 3, 1999 in conjunction with the filing of amendments to the Bylaws of Farmers and Merchants Trust Company and to the Bylaws of Franklin Financial Services Corporation.

(c) The exhibits required to be filed as part of this report are submitted as a separate section of this report.

(d)  Financial Statement Schedules: None.



SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FRANKLIN FINANCIAL SERVICES CORPORATION



                                    By:/s/William E. Snell, Jr.
                                       ------------------------
                                       William E. Snell,Jr.
                                       President and Chief Executive Officer

Date: March 23, 2000


    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


  Signature                          Title                      Date


/s/ Robert G. Zullinger       Chairman of the Board            March 23, 2000
Robert G. Zullinger           and Director

/s/William E. Snell, Jr.      President and Chief Executive    March 23, 2000
William E. Snell, Jr.         Officer and Director

/s/ Charles S. Bender II      Executive Vice President         March 23, 2000
Charles S. Bender II          and Director

/s/ Elaine G. Meyers          Treasurer and Chief              March 23, 2000
Elaine G. Meyers              Financial Officer
                              (Principal Financial and
                              Accounting Officer)

/s/ G. Warren Elliott         Director                         March 23, 2000
G. Warren Elliott

_________________             Director                         March 23, 2000
Omer L. Eshleman

/s/ Donald A. Fry             Director                         March 23, 2000
Donald A. Fry

_________________             Director                         March 23, 2000
Dennis W. Good, Jr.

/s/ H. Huber McCleary         Director                         March 23, 2000
H. Huber McCleary

/s/ Jeryl C. Miller           Director                         March 23, 2000
Jeryl C. Miller

/s/ Stephen E. Patterson      Director                         March 23, 2000
Stephen E. Patterson

/s/ Charles M. Sioberg        Director                         March 23, 2000
Charles M. Sioberg

/s/ Martha B. Walker          Director                         March 23, 2000
Martha B. Walker




                      Exhibit Index for the Year Ended
                             December 31, 1999



Item                 Description
3.1  Articles of Incorporation of the Corporation.
     Filed as Exhibit 3 to Form 10-Q Quarterly Report of the Corporation for the quarter ended September 30,1999 and incorporated by reference.

3.2  Bylaws of the Corporation.
     Filed as Exhibit 3 (i) to Current Report on Form 8-K
     Filed on December 3, 1999 and incorporated herein by reference.

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

10.4 Senior Management Incentive Program, as amended, October 15, 1992. Filed as Exhibit 10.2 to Form 10-Q Quarterly Report of the
     Corporation for the quarter ended June 30, 1999 and incorporated herein by reference.

10.5 Severance Benefit Agreement between the Corporation and
     Theodore D. McDowell*
     Filed as Exhibit 10 to the Form 10-Q Quarterly Report of the
     Corporation for the quarter ended September 30, 1999 and incorporated herein by reference.

21   Subsidiaries of Corporation

23.1 Consent of Beard & Company, Inc.

23.2 Consent of Arthur Andersen LLP

27   Financial Data Schedule

99   Report of Arthur Andersen LLP


* Identifies a management contract or a compensatory plan or arrangement.





                              Exhibit 21


                   Subsidiaries of

       Franklin Financial Services Corporation




Farmers and Merchants Trust Company of Chambersburg - Direct
           (A Pennsylvania Bank and Trust Company)







                    Exhibit 23.1
Consent of Beard & Company, Inc., Independent Auditors




Regarding:

Registration Statements, File No. 2-92212, No. 2-98880, No.
33-36509, No. 33-64294, 33-82420, and No. 333-82675.



We consent to the incorporation by reference in the above listed Registration Statements of our report dated January 28, 2000, with respect to the consolidated financial statements of Franklin Financial Services Corporation included in this Annual Report (Form 10-K) for the year ended December 31, 1999.

                                    /s/ BEARD & COMPANY, INC.



Harrisburg, Pennsylvania
March 23, 2000





                    Exhibit 23.2




      CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our report dated January 29, 1999, on the December 31, 1998, consolidated financial statements of Franklin Financial Services Corporation, in this Form 10-K, into the Corporation's previously filed Registration Statements; File No. 2-92212, No. 2-98880, No. 33-36509, No. 33-64294, No. 33-82420,
and No. 333-82675. It should be noted that we have not audited any financial statements of Franklin Financial Services Corporation subsequent to December 31, 1998, or performed any procedures subsequent to the date of our report.


/s/ Arthur Andersen LLP


Lancaster, PA
March 23, 2000






                            Exhibit 99





             Report of Independent Public Accountants


To the Shareholders and Board of Directors, Franklin Financial
Services Corporation:

We have audited the accompanying consolidated balance sheet of FRANKLIN FINANCIAL SERVICES CORPORATION (a Pennsylvania corporation) and subsidiary as of December 31, 1998, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the two years in the period ended December 31, 1998.
These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FRANKLIN FINANCIAL SERVICES CORPORATION and subsidiary as of December 31, 1998, and the consolidated results of their operations and cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


/s/ Arthur Andersen LLP


Lancaster, PA
January 29, 1999