Form 10-Q
period 2000-03-31
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2000-05-12
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549
                            FORM 10-Q

(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

There were 2,786,046 outstanding shares of the Registrant's common stock as of April 4, 2000.
                              INDEX




                                                            Page
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

          Consolidated Balance Sheets                       2
          as of March 31, 2000 (Unaudited) and
          December 31, 1999

          Consolidated Statements of                        3
          Income for the Three Months ended
          March 31, 2000 and 1999 (unaudited)

          Consolidated Statements of                        4
          Changes in Shareholders' Equity for the
          Three Months ended March 31, 1999
          and March 31, 2000 (unaudited)

          Consolidated Statements of Cash                   5
          Flows for the Three Months Ended March 31,
          2000 and 1999 (unaudited)

          Notes to Consolidated Financial                   6
          Statements (unaudited)

Item 2 - Management's Discussion and Analysis of            12
         Financial Condition and Results of Operations

Item 3 Quantitative and Qualitative Disclosures about
       Market Risk                                          14


PART II - OTHER INFORMATION                                 14


SIGNATURE PAGE                                              15


                     CONSOLIDATED BALANCE SHEETS
                       (Amounts in Thousands)

                                                                          March 31         December 31
                                                                            2000              1999
                                                                         ----------        ----------

                               ASSETS

Cash and due from banks                                                      $12,494          $14,956
Interest bearing deposits in other banks                                         915              161
Investment securities available for sale                                     126,937          129,801
Loans, net                                                                   292,910          284,084
Premises and equipment, net                                                    5,584            5,513
Other assets                                                                  10,772           10,164
                                                                            --------         --------
Total Assets                                                                $449,612         $444,679
                                                                            ========         ========


                LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits: (Note 3)
  Demand (non-interest bearing)                                              $42,233          $43,297
  Savings and Interest checking                                              157,046          154,537
  Time                                                                       142,108          135,476
                                                                            --------         --------
Total Deposits                                                               341,387          333,310

Securities sold under agreements to repurchase                                29,132           27,182
Short term borrowings                                                          6,600           12,500
Long term debt                                                                29,695           29,695
Other liabilities                                                              3,121            2,732
                                                                            --------         --------
Total Liabilities                                                            409,935          405,419


Commitments and Contingencies                                                 -                -


Shareholders' equity:
Common stock $1 par value per share, 15,000 shares authorized with 3,045  shares issued and 2,786 and 2,792 shares
  outstanding at March 31,2000 and December 31, 1999 respectively.             3,045            3,045
Capital stock without par value, 5,000 shares authorized
  with no shares issued or outstanding                                        -                -
Additional paid in capital                                                    19,829           19,834
Retained earnings                                                             23,335           22,627
Accumulated other comprehensive income                                        (1,083)            (876)
Treasury stock (Note 5)                                                       (5,044)          (4,938)
Unearned compensation                                                           (405)            (432)
                                                                            --------         --------
Total shareholders' equity                                                    39,677           39,260
                                                                            --------         --------

Total Liabilities and Shareholders' Equity                                  $449,612         $444,679
                                                                            ========         ========

The accompanying notes are an integral part of these statements




        CONSOLIDATED STATEMENTS OF INCOME
    (amounts in thousands, except per share)

                                                               For the Three Months Ended
                                                                 March 31
                                                                   2000            1999
                                                               ----------------------------
INTEREST INCOME
  Interest on loans                                                 $5,915          $5,387
  Interest on deposits in other banks                                    6              74
  Interest and dividends on investments:
     Taxable interest                                                1,266           1,088
     Tax exempt interest                                               573             568
     Dividends                                                          78              46
                                                                 ---------       ---------
    Total interest income                                            7,838           7,163
                                                                 ---------       ---------
INTEREST EXPENSE
  Interest on deposits                                               3,195           2,886
  Interest on securities sold under agreements to repurchase           365             258
  Interest on short term borrowings                                    177               1
  Interest on long term debt                                           410             422
                                                                 ---------       ---------
          Total interest expense                                     4,147           3,567
                                                                 ---------       ---------
  Net interest income                                                3,691           3,596

Provision for possible loan losses                                     272             195
                                                                 ---------       ---------
Net-interest income after provision
  for possible loan losses                                           3,419           3,401
                                                                 ---------       ---------
NONINTEREST INCOME
  Service charges on loans                                             102             108
  Services charges on deposit accounts                                 226             218
  Investment and trust services fees                                   644             644
  Other service charges and fees                                       113              84
  Securities gains                                                     107              -
                                                                 ---------       ---------
    Total noninterest income                                         1,192           1,054
                                                                 ---------       ---------
NONINTEREST EXPENSE
  Salaries and benefits                                              1,745           1,510
  Net occupancy expense                                                180             168
  Furniture and equipment expense                                      153             168
  Advertising                                                           81              76
  Legal & professional fees                                             78              99
  Data processing                                                      284             280
  Pennsylvania bank shares tax                                          96              91
  Other                                                                520             488
                                                                 ---------       ---------
    Total noninterest expense                                        3,137           2,880
                                                                 ---------       ---------

Income before Federal income taxes                                   1,474           1,575
                                                                 ---------       ---------
Federal income tax expense                                             263             296
                                                                 ---------       ---------
    Net income                                                      $1,211          $1,279
                                                                   =======         =======

    Basic earnings per share                                         $0.44           $0.47
    Weighted average shares outstanding (000's)                      2,724           2,731

    Diluted earnings per share                                       $0.44           $0.46
    Weighted average shares outstanding (000's)                      2,768           2,768

The accompanying notes are an integral part of thes statements.



                                              Consolidated Statements of Changes in Shareholders' Equity
                                                   for the three months ended  March 31, 2000 and 1999
                                                     (Amounts in thousands, except per share data)

                                                                       Accumulated
                                                 Additional               Other
                                       Common    Paid-in    Retained   Comprehensive Treasury    Unearned
                                       Stock     Capital    Earnings     Income       Stock     Compensation    Total
                                      ---------------------------------------------------------------------------------
Balance at December 31, 1998           $3,045    $19,793    $20,562        $1,783    ($4,620)     ($662)         $39,901

Comprehensive income:
  Net income                             -          -          1,279        -           -            -             1,279
  Unrealized holding losses arising
    during current period, net of tax    -          -          -             (179)      -            -             (179)
  Reclassification adjustment for realized
    gains included in net income,
    net of tax                           -          -          -            -           -            -                -
                                                                                                                 -------
Total Comprehensive income                                                                                         1,100

Cash dividends declared, $.56 per share  -          -        (1,566)        -           -            -           (1,566)
Tax benefit of restricted
       stock transactions                -          10         -            -           -            -               10
Common stock issued under
   stock option plans                    -           6         -            -           17           -               23
Acqusition of 8,975 shares of
   treasury stock                        -          -          -            -         (260)          -             (260)
Amortization of unearned
   compensation                          -          -          -            -           -            27              27

                                      --------------------------------------------------------------------------------------
Balance at March 31, 1999              $3,045    $19,809    $20,275        $1,604    ($4,863)     ($635)        $39,235
                                       ======     ======     ======        ======     ======      ======         ======


Balance at December 31, 1999           $3,045     19,834     22,627          (876)    (4,938)      (432)        $39,260

Comprehensive income:
  Net income                             -          -          1,211        -           -            -            1,211
  Unrealized holding losses arising
    during current period, net of tax    -          -          -             (307)      -            -             (307)
  Reclassification adjustment for realized
    gains included in net income,
    net of tax                           -          -          -                89      -            -               89
  Other comprehensive income,
    net of tax                           -          -          -                11      -            -                11
                                                                                                                  ------
Total Comprehensive income                                                                                         1,004

Cash dividends declared, $.18 per share  -          -          (503)        -           -            -             (503)
Common stock issued under
   stock option plans                    -         (5)         -            -              30        -                25
Tax benefit of restricted stock
   transactions                          -          -          -            -           -            -                 0
Acquisition of 7,900 shares of
   treasurer stocks                      -          -          -            -           (136)        -             (136)
Amortization of unearned
   compensation                          -          -          -            -           -           27               27

                                      ---------------------------------------------------------------------------------
Balance at March 31, 2000              $3,045    $19,829    $23,335       ($1,083)   ($5,044)        ($405)     $39,677
                                      =======    =======    =======       =======    =======       =======      =======



The accompanying notes are an integral part of these statements.




              CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Amounts in Thousands)


                                                                For the Three Months Ended
                                                                         March 31
                                                                    2000         1999
                                                                   -------      -------

Cash flows from operating activities:
 Net Income                                                          1,211         1,279
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation                                                        185           202
   Net amortization of securities premiums and discounts                (3)         (211)
   Provision for possible loan losses                                  272           195
   Securities gains, net                                              (107)                    -
   Mortgage loans originated for sale                               (1,723)       (4,535)
   Proceeds from sale of mortgage loans                              1,736         4,537
   Principal gain on sales of mortgage loans                           (13)           (2)
   Loan charge-offs, net of recoveries                                (105)         (121)
   (Increase) in interest receivable and other assets                 (555)         (475)
   (Decrease) increase in interest payable and other liabilities       460           (26)
   Other, net                                                           25           173
                                                                   -------       -------
Net cash provided by operating activities                            1,383         1,016
                                                                   -------       -------

Cash flows from investing activities:
 Proceeds from sales of investment securities available for sale     1,317         -
 Proceeds from maturities of investment available for sale           3,480        47,761
 Purchase of investment securities available for sale               (2,154)      (40,366)
 Net increase in loans                                              (8,992)       (2,855)
 Capital expenditures                                                 (256)         (112)
                                                                   -------       -------
Net cash used in investing activities                               (6,605)        4,428
                                                                   -------       -------
Cash flows from financing activities:
 Net increase (decrease) in demand deposits,
  NOW accounts and savings accounts                                  1,446          (379)
 Net increase (decrease) in certificates of deposit                  6,632        (9,503)
 Net decrease in other borrowings                                   (3,950)       (2,224)
 Dividends paid                                                       (503)         (448)
 Common stock issued under stock option plans                           25            23
 Purchase of treasury shares                                          (136)         (260)
                                                                   -------       -------
Net cash (used in) provided by financing activities                  3,514       (12,791)
                                                                   -------       -------

(Decrease) Increase in cash and cash equivalents                    (1,708)       (7,347)

Cash and cash equivalents as of January 1                           15,117        24,409
                                                                   -------       -------

Cash and cash equivalents as of March 31                            13,409        17,062
                                                                   =======       =======


The accompanying notes are an integral part of these statements.



    FRANKLIN FINANCIAL SERVICES CORPORATION and SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


Note 1 - Basis of Presentation

     The consolidated balance sheets as of March 31, 2000 and December 31, 1999, the consolidated statements of income for the three-month periods ended March 31, 2000 and 1999, the consolidated statements of changes in shareholders' equity for the three months ended March 31, 1999 and March 31, 2000 and the consolidated statements of cash flows for the three-month periods ended March 31, 2000 and 1999 have been prepared by the Corporation, without audit where indicated. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2000, and for all periods presented have been made.

     The consolidated financial statements include the accounts of Franklin Financial Services Corporation (the Corporation), and its wholly-owned subsidiary, Farmers and Merchants Trust Company of Chambersburg, a commercial bank (the Bank). All significant intercompany transactions and account balances have been eliminated.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Corporation's 1999 Annual Report. The results of operations for the period ended March 31, 2000, are not necessarily indicative of the operating results for the full year.

     For purposes of reporting cash flows, cash and cash equivalents include Cash and due from banks, Interest-bearing deposits in other banks and Federal funds sold. Generally, Federal funds are purchased and sold for one-day periods. Supplemental disclosures of cash flows information are as follows:

Cash paid for three months ended March 31:
                                                     2000                1999

Interest paid on deposits, short-term borrowings,
      and long-term debt
                                                   $3,978,000       $3,636,000
Income taxes paid                                  $    -           $     -

     Earnings per share is computed based on the weighted average number of shares outstanding during each quarter, adjusted retroactively for stock splits and dividends. A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

                                                For the quarter ended
                                                       March 31
                                                      2000    1999
(Amounts in thousands)
Weighted average shares outstanding (basic)          2,724    2,731

Impact of common stock equivalents,                     44       37
     primarily stock options

Weighted average shares outstanding (diluted)        2,768    2,768
                                                    ======   ======





Note 2. Capital Adequacy

Quantitative measures established by regulation to ensure capital adequacy require financial institutions to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. The Capital ratios of the Corporation and its bank subsidiary are as follows:
                                As of March 31, 2000 (unaudited)
                                                                    To be well
                                                                    Capitalized Under
                                                  For Capital       Prompt Corrective
                                 Actual           Adequacy Purposes Action Provisions
(Amounts in thousands)           Amount  Ratio     Amount  Ratio     Amount  Ratio


Total Capital (to Risk Weighted Assets)
Corporation                     $43,322   13.85%  $25,018    8.00%    N/A
Bank                             39,778   12.82%   24,828    8.00%  $31,035   10.00%

Tier I Capital (to Risk Weighted Assets)
Corporation                     $39,413   12.60%  $12,509    4.00%    N/A
Bank                             35,897   11.57%   12,414    4.00%  $18,621    6.00%

Tier I Capital (to Average Assets)
Corporation                     $39,413    8.89%  $17,736    4.00%    N/A
Bank                             35,897    8.07%   17,792    4.00%  $22,240    5.00%



                                As of December 31, 1999
                                                                    To be well
                                                                    Capitalized Under
                                                  For Capital       Prompt Corrective
                                 Actual           Adequacy Purposes Action Provisions
(Amounts in thousands)           Amount  Ratio     Amount  Ratio     Amount  Ratio


Total Capital (to Risk Weighted Assets)
Corporation                     $42,494   13.89%  $24,469    8.00%    N/A
Bank                             38,930   12.82%   24,298    8.00%  $30,373   10.00%

Tier I Capital (to Risk Weighted Assets)
Corporation                     $38,697   12.65%  $12,235    4.00%    N/A
Bank                             35,133   11.57%   12,149    4.00%  $18,224    6.00%

Tier I Capital (to Average Assets)
Corporation                     $38,697    8.72%  $17,755    4.00%    N/A
Bank                             35,133    7.94%   17,698    4.00%  $22,122    5.00%




Note 3 - Deposits

Deposits are summarized as follows (amounts in thousands):

                                                          March 31         December 31
                                                            2000              1999
                                                         ----------        ----------
                                                        (Unaudited)

Demand                                                      $42,233           $43,297
Savings
  Interest-bearing checking                                  41,712            43,845
  Money Market Accounts                                      78,093            75,357
  Passbook and Statement Savings                             37,241            35,335
                                                           --------          --------
                                                           $157,046          $154,537
                                                           --------          --------

Time
  Deposits of $100,000 and over                              42,377            34,933
  Other Time Deposits                                        99,731           100,543
                                                           --------          --------
                                                            142,108           135,476
                                                           --------          --------
           Total Deposits                                  $341,387          $333,310
                                                           ========          ========



NOTE 4 - Interest Rate Cap

     On September 27, 1999, the Corporation entered into an interest rate cap transaction as a vehicle to partially hedge net interest income against the effect of rising market interest rates. The transaction was effective September 29, 1999, has a notional amount of $5,000,000, a term of five years, a strike rate of 6.00% and is indexed to 3-month LIBOR. At March 31, 2000, the cost of the cap was $171,000 and the fair value was $245,000. Accordingly, a gain of $11,000 net of tax, was recorded as comprehensive income for the quarter ended March 31, 2000.



NOTE 5 - Stock Repurchase Program

     On March 2, 2000, the Board of Directors authorized the repurchase of up to 75,000 shares of the Corporation's $1.00 par value common stock. The repurchases are authorized to be made from time to time during the next 12 months in open market or privately negotiated transactions. The repurchased shares will be held as treasury shares available for issuance in connection with future stock dividends and stock splits, employee benefit plans, executive compensation plans, and for issuance under the Dividend Reinvestment Plan and other corporate purposes. During the first quarter ended March 31, 2000, 7,900 shares of the Corporation's common stock were repurchased at a cost of approximately $136,000.



             Management's Discussion and Analysis of
          Results of Operations and Financial Condition
                   For the Three Month Periods
                  Ended March 31, 2000 and 1999


Part 1, Item 2

Results of Operations

     The Corporation reported earnings of $1,211,000 for the first quarter ended March 31, 2000, compared to $1,279,000 for the first quarter in 1999. Basic earnings per share for the quarter ended March 31, 2000, were $.44 versus $.47 per share for the same quarter in 1999; diluted earnings per share were $.44 versus $.46 at March 31, 2000 and 1999, respectively. Per share earnings are weighted to reflect the impact of the stock repurchase program. Book value per share equaled $14.23 at March 31, 2000, compared to $14.10 at March 31, 1999.

     The Corporation's annualized return on average assets (ROA) and return on average equity (ROE) for the first quarter of 2000 were 1.09% and 12.55%, respectively, compared to 1.24% and 13.10%, respectively, for the first quarter of 1999. The decline in ROA is primarily the result of average assets growing faster than net income. Similarly, a greater decline in net income than in average assets produced a lower ROE for the first quarter of 2000 versus the same quarter in 1999.

     Net interest income recorded a small increase of $95,000, or 2.6%, to $3.7 million for the first quarter ended March 31, 2000, compared to $3.6 million for the first quarter ended March 31, 1999. Interest income for the first quarter ended March 31, 2000, totaled $7.8 million versus $7.2 million for the first quarter ended March 31, 1999, an increase of $675,000. Interest expense for the same period ended March 31, 2000, totaled $4.1 million versus $3.6 million for the quarter ended March 31, 1999, an increase of $580,000. Although net interest income in absolute dollars increased period over period, the Corporation's net interest spread and net interest margin tightened. Interest spread and net interest margin on a tax-equivalent basis were 3.12% and 3.79%, respectively, for the quarter ended March 31, 2000, compared to 3.31% and 3.95%, respectively, for the quarter ended March 31, 1999. The shrinking spreads and margins are due primarily to competitive pressures from other financial and non-financial institutions and higher market rates. Average interest-earning assets grew 6.5% to $421.3 million while average interest-bearing liabilities grew 8.0% to $360.6 million during the first quarter of 2000 compared to the first quarter of 1999.

     The Corporation expensed $272,000 for possible loan losses in the first quarter of 2000 compared to $195,000 for the first quarter of 1999. The increase in the loan loss provision is primarily related to the increase of $1.4 million in nonaccrual loans.

     Total noninterest income equaled $1.2 million for quarter ended March 31, 2000 and $1.1 million for the same period ended March 31, 1999. Securities gains totaled $107,000 in the first quarter of 2000, and accounted for the increase in noninterest income.

     Total noninterest expense equaled $3.1 million for the three months ended March 31, 2000 compared to $2.9 million for the three months ended March 31, 1999. Salaries and benefits expense accounted for most of this increase. Salary expense was up
$85,000 to $1.4 million, an increase of 6.4% from $1.3 million for the first quarter in 1999. General merit and promotional increases plus the addition of one senior executive officer were primarily responsible for the higher salary expense in the first quarter of 2000 versus the first quarter of 1999. Benefit expense increased
13.5% to $344,000 for the first quarter of 2000 and was spread over all benefit categories. Adversely impacting total salary and benefit expense was a $68,000 reduction for deferred costs associated with lower volumes of mortgage loans originated. The remaining increase of $22,000 in noninterest expense reflects a net increase in expense over all other categories.

     Federal income tax expense for the quarter ended March 31, 2000, totaled $263,000 compared to $296,000 for the same quarter ended March 31, 1999. The Corporation's effective tax rate for the quarter ended March 31, 2000, was 17.8% compared to 18.8% for the quarter ended March 31, 1999. The decrease in the effective rate quarter versus quarter is primarily due to an increase in tax-free income relative to pretax net income.


Financial Condition

     Total assets were $449.6 million at March 31, 2000, an increase of $4.9 million, or 1.1%, from $444.7 million at December 31, 1999. Reflected in total assets for the first quarter of 2000 from December 31, 1999, was a moderate increase in net loans, primarily commercial loans, totaling $8.8 million. Net loans reached $292.9 million at March 31, 2000, from $284.1 million at December 31, 1999. Funding the increase in assets was an increase in total deposits of $8.1 million to $341.4 million at March 31, 2000, from $333.3 million at December 31, 1999.
Time deposits were primarily responsible for the increase in deposits. Additional funding was provided by an increase in securities sold under agreements to repurchase totaling $1.9 million to $29.1 million at March 31, 2000 from $27.2 million at
December 31, 1999.   The excess funding provided by deposit
growth and matured investments not needed to fund loans, was used to pay-down short-term borrowings to $6.6 million at March 31, 2000, from $12.5 million at March 31, 1999.

      Total shareholders' equity increased only slightly by $417,000 to $39.7 million at March 31, 2000, from $39.3 million at December 31, 1999. An increase in retained earnings of $708,000 was partially offset by higher accumulated other comprehensive income
(loss) ($207,000) and additions to Treasury stock ($106,000).
Cash dividends declared in the first quarter ended March 31, 2000 totaled approximately $503,000 compared to $1.57 million in the first quarter ended March 31, 1999. Cash dividends declared in the first quarter of 1999 include a special cash dividend of $.40 per share. Capital adequacy is currently defined by regulatory agencies through the use of several minimum required ratios. At
March 31, 2000, the Corporation was determined to be well capitalized as defined by the banking regulatory agencies. The
Corporation's leverage ratio, Tier I and Tier II risk-based capital ratios at March 31, 2000, were 8.89 %, 12.60 % and 13.85
%, respectively. For more information refer to Note 2 of the financial statements.

     Net charge-offs for the first quarter ended March 31, 2000, totaled $105,000 compared to $121,000 for the first quarter of 1999. The charge-offs continue to occur primarily in the Corporation's consumer loan portfolio. The slowing of net charge-offs experienced in 1999 has continued into 2000. The annualized ratio of net charge-offs to average loans was .14% at March 31, 2000, versus .19% at December 31, 1999.

     Nonperforming loans were down $415,000 to $3.2 million at March 31, 2000 from $3.6 million at December 31, 1999. Included in nonperforming loans at March 31, 2000, were nonaccrual loans totaling $2.9 million and loans past due 90 days or more totaling $263,000 compared to $3.1 million and $451,000, respectively, at December 31, 1999. The Corporation recorded other real estate
(ORE) equaling $297,000 at March 31, 2000 versus $306,000 at December 31, 1999. Nonperforming assets represented .78% of total assets at March 31, 2000 compared to .87% at December 31, 1999.

     The allowance for possible loan losses totaled $4.0 million at March 31, 2000, compared to $3.9 million at December 31, 1999. The allowance represented 1.36% and 1.34%, respectively, of total loans at March 31, 2000 and December 31, 1999. The allowance provided coverage for nonperforming loans at a rate of 1.25 times at March 31, 2000.

     The local economy remains basically unchanged from year-end
1999. Unemployment remains low due primarily to a well-diversified business and industrial community.


Liquidity

     The Corporation's liquidity position (net cash, short-term and marketable assets divided by net deposits and short-term liabilities) was 29.3% at March 31, 2000. The Corporation had advances outstanding totaling $36.3 million with the Federal Home Loan Bank of Pittsburgh (FHLB) at March 31, 2000. The Corporation has term and overnight borrowings with FHLB. Currently, the maximum borrowing capacity for the Corporation with FHLB is approximately$106.9 million. Management believes that liquidity is adequate to meet the borrowing and deposit needs of its customers.



PART I, Item 3

Qualitative and Quantitative Disclosures about Market Risk

     There were no material changes in the Corporation's exposure to market risk during the first quarter ended March 31, 2000.
For more information on market rate risk refer to the Corporation's 1999 10-K.


PART II - Other Information


Item 1.   Legal Proceedings
          None
Item 2.   Changes in Securities and Use of Proceeds
          None
Item 3.   Defaults by the Company on its Senior Securities
          None
Item 4.   Results of Votes of Security Holders
          None
Item 5.   Other Information
          None
Item 6a. Exhibits and Reports on Form 8-K

          (a)  Exhibits
            None

          (b)  Reports on Form 8-K
            A Form 8-K dated March 2, 2000, was filed in connection with a stock repurchase program.

             FRANKLIN FINANCIAL SERVICES CORPORATION
                         and SUBSIDIARY

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         Franklin Financial Services Corporation


   April 27, 2000                  /s/ William E. Snell, Jr.
                                       William E. Snell Jr.
                                       President and
                                       Chief Executive Officer




   April 27, 2000                     /s/ Elaine G. Meyers
                                          Elaine G. Meyers
                                          Treasurer and
                                          Chief Financial Officer