Form 10-Q
period 2000-06-30
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2000-08-11
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549
                            FORM 10-Q

(Mark One)
      X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

                               OR

     __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

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

There were 2,773,240 outstanding shares of the Registrant's common stock as of August 4, 2000.


                              INDEX




PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

          Consolidated Balance Sheets  as of
          June 30, 2000 (Unaudited) and
          December 31, 1999

          Consolidated Statements of Income
          for the Three and Six Months ended
          June 30, 2000 and 1999 (unaudited)

          Consolidated Statements of Changes
          in Shareholders' Equity for the Six Months ended June 30, 1999 and June 30, 2000 (unaudited)

          Consolidated Statements of Cash Flows
          for the Six Months Ended June 30, 2000
          and 1999 (unaudited)

          Notes to Consolidated Financial
          Statements (unaudited)

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Item 3 - Quantitative and Qualitative Disclosures about
         Market Risk

PART II - OTHER INFORMATION

SIGNATURE PAGE


                     CONSOLIDATED BALANCE SHEETS
                            (Unaudited)

(Amounts in thousands, except per share)
                                                                          June 30        December 31
                                                                            2000              1999
                                                                         ----------        ----------
                                                                         (unaudited)
                               ASSETS

Cash and due from banks                                                      $13,179          $14,956
Interest bearing deposits in other banks                                         816              161
Investment securities available for sale                                     118,867          129,801
Loans, net                                                                   296,254          284,084
Premises and equipment, net                                                    6,225            5,513
Other assets                                                                  17,909           10,164
                                                                          ----------       ----------
Total Assets                                                                $453,250         $444,679
                                                                              ======           ======


                LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Demand (non-interest bearing)                                              $45,715          $43,297
  Savings and Interest checking                                              158,760          154,537
  Time                                                                       133,744          135,476
                                                                          ----------       ----------
Total Deposits                                                               338,219          333,310

Securities sold under agreements to repurchase                                38,262           27,182
Short term borrowings                                                          4,000           12,500
Long term debt                                                                29,820           29,695
Other liabilities                                                              2,760            2,732
                                                                          ----------       ----------
Total Liabilities                                                            413,061          405,419



Shareholders' equity:
Common stock $1 par value per share, 15,000 shares authorized with 3,045  shares issued and 2,778 and 2,792 shares
  outstanding at March 31,2000 and December 31, 1999 respectively.             3,045            3,045
Capital stock without par value, 5,000 shares authorized
  with no shares issued or outstanding                                             -                -
Additional paid in capital                                                    19,819           19,834
Retained earnings                                                             23,987           22,627
Accumulated other comprehensive income (loss)                                 (1,127)            (876)
Treasury stock (Note 4)                                                       (5,182)          (4,938)
Unearned compensation                                                           (353)            (432)
                                                                          ----------       ----------
Total shareholders' equity                                                    40,189           39,260
                                                                          ----------       ----------

Total Liabilities and Shareholders' Equity                                  $453,250         $444,679
                                                                              ======           ======

The accompanying notes are an integral part of these statements



                                CONSOLIDATED STATEMENTS OF INCOME
                             (Amounts in thousands, except per share)
                                          (Unaudited)
                                                 For the Three Months Ended       For the Six Months Ended
                                                          June 30                          June 30
                                                   2000            1999             2000             1999
                                                ----------------------------     ----------------------------
INTEREST INCOME
  Interest on loans                             $6,166          $5,437          $12,081          $10,823
  Interest on deposits in other banks               30              91               37              165
  Interest on fed funds sold                         1              -                 1               -
  Interest and dividends on investments:
Ta  x           able interest                    1,227           1,042            2,492            2,129
     Tax exempt interest                           538             571            1,112            1,140
     Dividends                                      81              45              159               91
                                                ------       ---------        ---------        ---------
    Total interest income                        8,043           7,186           15,882           14,348
                                                ------       ---------        ---------        ---------
INTEREST EXPENSE
  Interest on deposits                           3,365           2,908            6,559            5,794
  Interest on securities sold under agreements
  to repurchase                                    529             283              894              540
  Interest on short term borrowings                 23               0              200                1
  Interest on long term debt                       411             427              821              850
                                                 -----       ---------        ---------        ---------
          Total interest expense                 4,328           3,618            8,474            7,185
                                                 -----       ---------        ---------        ---------
  Net interest income                            3,715           3,568            7,408            7,163

Provision for possible loan losses                 120             200              393              395
                                                 -----       ---------        ---------        ---------
Net-interest income after provision
  for possible loan losses                       3,595           3,368            7,015            6,768
                                                 -----       ---------        ---------        ---------
NONINTEREST INCOME
  Service charges on loans                          96             196              198              304
  Services charges on deposit accounts             245             222              471              440
  Investment and trust services fees               542             547            1,185            1,190
  Other service charges and fees                   198              82              312              166
  Securities gains                                 110                              217
                                                 -----       ---------        ---------        ---------
    Total noninterest income                     1,191           1,047            2,383            2,100
                                                 -----       ---------        ---------        ---------
NONINTEREST EXPENSE
  Salaries and benefits                          1,706           1,482            3,451            2,991
  Net occupancy expense                            170             163              350              331
  Furniture and equipment expense                  143             162              297              330
  Advertising                                      166             181              247              257
  Legal & professional fees                        119              69              196              168
  Data processing                                  234             192              517              472
  Pennsylvania bank shares tax                      96              91              192              181
  Other                                            765             526            1,287            1,014
                                                  ----       ---------        ---------        ---------
    Total noninterest expense                    3,399           2,866            6,537            5,744
                                                 -----       ---------        ---------        ---------

Income before Federal income taxes               1,387           1,549            2,861            3,124

Federal income tax expense                         234             304              497              600
                                                 -----       ---------        ---------        ---------
    Net income                                  $1,153          $1,245           $2,364           $2,524
                                                ======       =========        =========        =========

    Basic earnings per share                     $0.42           $0.46            $0.87            $0.92
    Weighted average shares outstanding (000's)  2,716           2,727            2,720            2,729

    Diluted earnings per share                   $0.42           $0.45            $0.86            $0.91
    Weighted average shares outstanding (000's)  2,759           2,764            2,763            2,766

The accompanying notes are an integral part of these statements.




                                       Consolidated Statements of Changes in Shareholders' Equity
                                          for the six  months ended  June 30, 2000 and 1999
                                            (Amounts in thousands, except per share data)
                                                             (Unaudited)
                                                                       Accumulated
                                                 Additional               Other
                                       Common    Paid-in    Retained   Comprehensive Treasury    Unearned
(Amounts in thousands,                 Stock     Capital    Earnings   Income (loss)  Stock     Compensation    Total
   except per share)                   ---------------------------------------------------------------------------------
Balance at December 31, 1998           $3,045    $19,793    $20,562        $1,783    ($4,620)        ($662)     $39,901

Comprehensive income:
  Net income                             -          -          2,524        -           -            -             2,524
  Unrealized holding losses arising
    during current period, net of tax    -          -          -           (1,013)      -            -           (1,013)
  Reclassification adjustment for realized
    gains included in net income,
    net of tax                           -          -          -            -           -            -             -
                                                                                                              -----------
Total Comprehensive income                                                                                         1,511

Cash dividends declared, $.72 per share  -          -        (2,013)        -           -            -           (2,013)
Tax benefit of restricted stock
  transaction                            -             10      -            -           -            -               10
Common stock issued under
  stock option plans                     -             11      -            -              29        -                40
Acquisition of 8,975 shares of
  treasury stock                         -          -          -            -               (260     -             (260)
Amortization of unearned compensation    -          -          -            -           -                54           54

                                      -------    -------    -------       --------   --------      --------     --------

Balance at June 30, 1999               $3,045    $19,814    $21,073          $770    ($4,851)        ($608)     $39,243
                                       ======     ======     ======        ======     ======        ======       ======


Balance at December 31, 1999           $3,045     19,834     22,627          (876)    (4,938)         (432)     $39,260

Comprehensive income:
  Net income                             -          -          2,364        -           -            -             2,364
  Unrealized holding losses arising
    during current period, net of tax    -          -          -             (439)      -            -             (439)
  Reclassification adjustment for realized
    gains included in net income,
    net of tax                           -          -          -               184      -            -               184
  Other comprehensive income,
    net of tax                           -          -          -                 4      -            -                 4
                                                                                                              -----------
Total Comprehensive income                                                                                         2,113

Cash dividends declared, $.36 per share  -          -        (1,004)        -           -            -           (1,004)
Common stock issued under
   stock option plans                    -           (11)      -            -              51        -                40
Forfeiture of restricted stock           -            (4)      -            -            (20)            24           -
Acquisition of 16,400 shares of
   treasury stock                        -          -          -            -           (275)        -             (275)
Amortization of unearned compensation    -          -          -            -           -                55           55

                                      -------    -------    -------       --------   --------      --------     --------
Balance at June 30, 2000               $3,045    $19,819    $23,987       ($1,127)   ($5,182)        ($353)     $40,189
                                      =======    =======    =======       =======    =======       =======      =======



The accompanying notes are an integral part of these statements.



              CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Amounts in Thousands)
                          (Unaudited)

                                                                 For the Six Months Ended
                                                                         June 30
                                                                    2000         1999
                                                                   -------      -------

Cash flows from operating activities:
 Net Income                                                          2,364         2,524
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation                                                        369           400
   Net amortization of securities premiums and discounts                (4)         (235)
   Provision for possible loan losses                                  393           395
   Securities gains, net                                              (217)                    -
   Mortgage loans originated for sale                               (3,550)       (8,148)
   Proceeds from sale of mortgage loans                              3,574         8,153
   Principal gain on sales of mortgage loans                           (24)           (5)
   Increase in cash surrender value of life insurance                  (26)            -
   Increase in interest receivable and other assets                   (373)         (483)
   Increase (decrease) in interest payable and other liabilities       107           (47)
   Other, net                                                          (38)           62
                                                                  --------      --------
Net cash (used in) provided by operating activities                  2,575         2,616
                                                                  --------      --------

Cash flows from investing activities:
 Proceeds from sales of investment securities available for sale     4,394         -
 Proceeds from maturities of investment securities available
   for sale                                                         10,466        73,257
 Purchase of investment securities available for sale               (4,092)      (72,100)
 Net increase in loans                                             (13,758)      (10,422)
 Purchase of bank owned life insurance                              (6,000)          -
 Capital Expenditures                                               (1,082)         (248)
                                                                  --------      --------
Net cash used in investing activities                              (10,072)       (9,513)
                                                                  --------      --------

Cash flows from financing activities:
 Net increase in demand deposits,
  NOW accounts and savings accounts                                  6,641         8,773
 Net (decrease) in certificates of deposit                          (1,732)       (5,761)
 Net increase (decrease) in other borrowings                         2,705          (405)
 Dividends paid                                                     (1,004)       (2,013)
 Common stock issued under stock option plans                           40            40
 Purchase of treasury shares                                          (275)         (260)
                                                                  --------      --------
Net cash provided by financing activities                            6,375           374
                                                                  --------      --------

Decrease in cash and cash equivalents                               (1,122)       (6,523)

Cash and cash equivalents as of January 1                           15,117        24,409
                                                                  --------      --------

Cash and cash equivalents as of June 30                             13,995        17,886
                                                                   =======       =======


The accompanying notes are an integral part of these statements.





   FRANKLIN FINANCIAL SERVICES CORPORATION and its SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


Note 1 - Basis of Presentation

     The consolidated balance sheets as of June 30, 2000 and December 31, 1999, the consolidated statements of income for the three and six month periods ended June 30, 2000 and 1999, the consolidated statements of changes in shareholders' equity for the six months ended June 30, 1999 and June 30, 2000 and the consolidated statements of cash flows for the six month periods ended June 30, 2000 and 1999 have been prepared by the Corporation, without audit where indicated. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2000, and for all periods presented have been made. Certain prior year amounts have been reclassified to be consistent with the current year's reporting.

     The consolidated financial statements include the accounts of Franklin Financial Services Corporation (the Corporation), and its wholly-owned subsidiary, Farmers and Merchants Trust Company of Chambersburg. All significant intercompany transactions and account balances have been eliminated.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Corporation's 1999 Annual Report. The results of operations for the period ended June 30, 2000, are not necessarily indicative of the operating results for the full year.

     For purposes of reporting cash flows, cash and cash equivalents include cash, due from banks, and federal funds sold.
Generally, Federal funds are purchased and sold for one-day periods. Supplemental disclosures of cash flows information are as follows:

Cash paid for six months ended June 30:                  2000       1999
                                                         ----       ----
Interest paid on deposits and other borrowed funds     $8,302,000  $7,213,000
Income taxes paid                                      $  679,000  $  732,000

Earnings per share is computed based on the weighted average number of shares outstanding during each quarter, adjusted retroactively for stock splits and dividends. A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

                                               For the quarter ended
                                                     June 30
                                                     -------
                                                2000           1999
                                                ----           ----
(Amounts in thousands)
Weighted average shares outstanding (basic)    2,716          2,727

Impact of common stock equivalents,
     primarily stock options                      42             37
                                               -----          -----

Weighted average shares outstanding (diluted)  2,758          2,764
                                              ======         ======



                                               For the six months ended
                                                     June 30
                                                     -------
                                                2000           1999
                                                ----           ----

(Amounts in thousands)
Weighted average shares outstanding (basic)    2,720          2,729

Impact of common stock equivalents,
     primarily stock options                      43             37

Weighted average shares outstanding (diluted)  2,763          2,766
                                              ======         ======










NOTE 3  Interest Rate Cap

     On September 27, 1999, the Corporation entered into an interest rate cap transaction as a vehicle to partially hedge net interest income against the effect of rising market interest rates. The transaction was effective September 29, 1999, has a notional amount of $5,000,000, a term of five years, a strike rate of 6.00% and is indexed to 3-month LIBOR. At June 30, 2000, the cost of the cap was $161,500 and the fair value was $225,503. A gain of $4,242, net of tax, was recorded as other comprehensive income for the six months ended June 30, 2000.


NOTE 4 - Stock Repurchase Program

     On March 2, 2000, the Board of Directors authorized the repurchase of up to 75,000 shares of the Corporation's $1.00 par value common stock. The repurchases are authorized to be made from time to time during the next 12 months in open market or privately negotiated transactions. The repurchased shares will be held as treasury shares available for issuance in connection with future stock dividends and stock splits, employee benefit plans, executive compensation plans, and for issuance under the Dividend Reinvestment Plan and other corporate purposes. During the first six months ended June 30, 2000, 16,400 shares of the Corporation's common stock were repurchased at a cost of approximately $275,000.


NOTE 5  Bank Owned Life Insurance

     On June 5, 2000, the Corporation purchased Bank Owned Life Insurance (BOLI) in the amount of $6.0 million that will yield a return of approximately 6.4%, or tax equivalized, 9.8%. The Corporation paid a one-time single premium of $6.0 million, split between two insurance companies, to purchase approximately $19 million in death benefit coverage on the lives of a selected group of employees.

     The Corporation's $6.0 million investment has been recorded as an Other Asset. At June 30, 2000, the carrying value of the investment was $6,026,200.


             Management's Discussion and Analysis of
          Results of Operations and Financial Condition
               for the Three and Six Month Periods
                  Ended June 30, 2000 and 1999




Part 1, Item 2

Results of Operations


     In the second quarter and six months ended June 30, 2000, the Corporation earned $1.15 million and $2.36 million, respectively, compared to $1.24 million and $2.52 million, respectively, for the comparable periods ended June 30, 1999. Basic earning per share equaled $.42 and $.87, respectively, for the second quarter and six months in 2000 versus $.46 and $.92, respectively, for the same periods in 1999. Lower fee income and deferred costs from loan originations, a tighter net interest margin, higher salary and benefit costs and higher loan collection expense are the primary factors contributing to the lower reported net income for the second quarter and six months. Book value per share equaled $14.47 at June 30, 2000, compared to $14.04 at June 30, 1999.

     The Corporation's annualized return on average assets (ROA) and return on average equity (ROE) for the first six months of 2000 were 1.06% and 12.17%, respectively, compared to 1.20% and 12.87%, respectively, for the first six months of 1999. A six percent growth in assets over the six month period ended June 30, 2000, versus the six month period ended June 30, 1999, coupled with a six percent decline in net income for the six months ended June 30, 2000, produced the lower ROA. The decline in earnings in the first six months of 2000 compared to the first six months of 1999 was the primary driver behind the lower ROE for the period.

     Net interest income recorded an increase of $147,000, or 4.1%, to $3.715 million for the second quarter ended June 30, 2000, compared to $3.568 million for the second quarter ended June 30, 1999. For the six months ended June 30, 2000, net interest income was up $244,000, or 3.4%, to $7.407 million from $7.163 million at June 30, 1999. Although net interest income increased in absolute dollars due to balance sheet growth, the Corporation's net interest spread and net interest margin have experience compression primarily due to the current rising interest rate environment. Interest spread and net interest margin for the six-month period ended June 30, 2000 was 3.10% and 3.79%, respectively, compared with 3.27% and 3.90%, respectively, for the same period ended June 30, 1999.

     For the second quarter and six months, the Corporation expensed $120,000 and $393,000, respectively, for possible loan losses. This compares with $200,000 and $395,000 for the second quarter and six months, respectively, ended June 30, 1999. A loss on the sale of nonperforming loans in the second quarter ended June 30, 2000 was offset by a reduction in provision for the quarter.

     Total noninterest income, excluding securities gains, was up $34,000, or 3.2%, to $1.081 million and $66,000, or 3.1%, to
$2.166 million for the second quarter and six months, respectively, ended June 30, 2000. Revenues from fee income related to lending activities, primarily mortgage banking activities, were down $100,000 for the second quarter and $106,000 for the six months ended June 30, 2000. More than offsetting the decrease in lending activity fees was an increase in Other service charges and fees of $116,000 for the second quarter and $146,000 for the six months ended June 30, 2000. Contributing to this increase was a newly implemented ATM access fee, $37,000, the sale of the Merchant Card portfolio, $34,000, and income from the purchase of Bank Owned Life Insurance (BOLI), $26,000. All of these transactions occurred in the second quarter of 2000.

     The Corporation realized $110,000 and $217,000 in securities gains for the second quarter and six months, respectively, ended June 30, 2000. There were no securities gains realized in the second quarter or six months ended June 30, 1999. All realized gains in 2000 were produced from the Corporation's available-for-sale bank equities portfolio and were used to offset expenses related to other real estate owned (ORE) and loan collections in the respective periods.

     Total noninterest expense was up $533,000, or 18.6% to $3.399 million for the second quarter ended June 30, 2000, over the second quarter of 1999 and up $792,000, or 13.8%, to $6.536 million for the six months ended June 30, 2000, over the comparable period in 1999. For the second quarter and six months ended June 30, 2000, the two categories that were the primary contributors to the increase in noninterest expense were salaries and benefits and other expense.

      Salary expense, which includes commissions and a recently initiated pay for performance program, was up $132,149, or 9.55% for the second quarter and $258,141, or 9.29%, for the six months. An increase in full-time-equivalent (FTE) employees to 187 at June
30, 2000 from 183 at June 30, 1999 as well as a change to pay for performance in the second half of 1999 served to push salary expense up for the quarter and six months. The increase in FTEs is largely attributable to strategic initiatives in the Cumberland County markets. Benefits expense was up $27,439, or
9.34 %, to $323,910 for the second quarter and $71,284, or 11.94%, to $668,174 for the six months ended June 30, 2000.
Higher health insurance costs, a smaller credit for pension expense and higher payroll taxes are the primary expense categories driving the increase. Lower deferred costs for salaries and benefits related to a smaller volume of loan originations, primarily mortgage originations, also acted to increase total salaries and benefits. The increase related to lower deferred costs for the second quarter of 2000 was approximately $62,000 and for the first six months of 2000 approximately $130,000 when compared to the second quarter and six months ended June 30, 1999.

     Other expense was up $239,000, or 45.4%, to $765,000 for the second quarter and up $272,000, or 26.8%, to $1.286 million for the six months ended June 30, 2000 compared to the same periods ended June 30, 1999. The primary contributors to the increase in other expense for the second quarter and six months ended June 30, 2000, were losses on the sale of nonperforming loans, $137,000, and higher loan collection expense $100,000, related to ORE.

     Federal income tax expense for the second quarter and six months ended June 30, 2000, was $234,000 and $497,000, respectively, compared to $304,000 and $600,000 for the same periods ended June 30, 1999. The Corporation's effective tax rate for the second quarter and six months ended June 30, 2000, was 16.9% and 17.4%, respectively, compared to 19.6% and 19.2%, respectively, for the second quarter and six months ended June 30, 1999. The decrease in the effective tax rate period over period is primarily due to an increase in tax-free income relative to pretax net income.


Financial Condition

     Total assets were $453.2 million at June 30, 2000, an increase of $8.571 million, or 1.9%, from $444.7 million at December 31, 1999. Loan growth for the first six months of 2000 has been moderate, increasing $12.2 million, or 4.2%, to $300.1 million at June 30, 2000, from $287.9 at December 31, 1999. The Corporation has seen a 40% decline in its mortgage loan originations during the first six months of 2000 compared to the first six months of 1999. Commercial and consumer loans, up 6.2% and 6.0%, respectively, during the same period have helped to partially offset this decline. Premises and equipment recorded an increase of $712,000, or 12.9% to $6.2 million at June 30, 2000 from $5.5 million at December 31, 1999, largely due to the purchase of two parcels of land in two new markets. An ATM was installed on the one parcel and was operational on July 27; a community office will be built on the other parcel with an expected completion date of October 31, 2000. In June, the Corporation purchased $6.0 million of Bank Owned Life Insurance
(BOLI) which is recorded in Other Assets and accounts for the substantial increase in this category. For more information on the BOLI purchase see Note 6.

     Funding the growth in assets from December 31, 1999, was deposit growth of $4.9 million, or 1.5%, and an increase of $11.2 million, or 40.8%, in securities sold under agreements to repurchase. Deposits and securities sold under agreements to repurchase totaled $338.2 million and $38.3 million, respectively at June 30, 2000.

     Total shareholders' equity increased $929,000, or 2.4%, to $40.2 million at June 30, 2000, from $39.2 million at December 31, 1999. The net effect of an increase in retained earnings offset by increased unrealized security losses and stock repurchase transactions during the six months accounted for the majority of the change in shareholders' equity. Cash dividends declared in the second quarter ended June 30, 2000, totaled $501,000 compared to $447,000 in the second quarter of 1999. For the six months ended June 30, 2000, cash dividends declared totaled $1.0 million versus $2.0 million for the same period in 1999. Cash dividends declared for the first six months of 1999 included a special cash dividend of $.40 per share.

     Capital adequacy is currently defined by regulatory agencies through the use of several minimum required ratios. At June 30, 2000, the Corporation was well capitalized as defined by the banking regulatory agencies. The Corporation's leverage ratio, Tier I and Tier II risk-based capital ratios at June 30, 2000 were 8.87%, 12.44% and 13.64%, respectively. For more information on capital ratios refer to Note 2 of the accompanying financial statements.

     Net charge-offs for the second quarter and six months ended June 30, 2000, totaled $307,000 and $412,000, respectively, compared to $146,000 and $267,000 for the same periods ended June 30, 1999. For the six months ended June 30, 2000, 60% of net charge-offs were from the commercial portfolio versus the first six months ended June 30, 1999, when 93.5% of the net charge-offs were from the consumer portfolio. The increase in commercial net charge-offs for the first six months of 2000 is related primarily to one large credit and is not indicative of the quality of the entire commercial portfolio. The annualized ratio of net charge-offs to average loans was .28% at June 30, 2000, versus .19% at December 31, 1999.

     Nonperforming loans were down $2.5 million to $1.1 million at June 30, 2000 from $3.6 million at December 31, 1999. Contributing to the decrease in nonperforming loans was a transfer of $1.2 million to ORE. In addition, $600,000 in nonperforming loans were sold to a third party, $203,000 was transferred to other repossessed assets and the remainder either charged-off or paid-off. Included in nonperforming loans at June 30, 2000, were nonaccrual loans totaling $586,000 and loans past due 90 days or more totaling $520,000 compared to $3.1 million and $451,000, respectively, at December 31, 1999. The Corporation recorded ORE equaling $1.5 million at June 30, 2000 versus $306,000 at December 31, 1999. Nonperforming assets represented .57% of total assets at June 30, 2000 compared to
 .87% at December 31, 1999.

     The allowance for possible loan losses totaled $3.8 million at June 30, 2000, compared to $3.9 million at December 31, 1999 and represented 1.28% and 1.34% of total loans at June 30, 2000 and December 31, 1999, respectively. The allowance provided coverage for nonperforming loans at a rate of 1.34 times at June 30, 2000.

     The local economy remains basically unchanged from year-end
1999. At 3.5%, the unemployment rate is near the 11-year low of 3.0% for the Franklin County area.


Liquidity

     The Corporation's liquidity position (net cash, short-term and marketable assets divided by net deposits and short-term liabilities) was 20.2% at June 30, 2000. The Corporation had advances outstanding totaling $33.8 million with the Federal Home Loan Bank of Pittsburgh (FHLB) at June 30, 2000. The Corporation has term and overnight borrowings with FHLB. Currently, the maximum borrowing capacity for the Corporation with FHLB is approximately $108.7 million. Management believes that liquidity is adequate to meet the borrowing and deposit needs of its customers.



Part I, Item 3

Qualitative and Quantitative Disclosures about Market Risk

     There were no material changes in the Corporation's exposure to market risk during the second quarter and six months ended
June 30, 2000. For more information on market rate risk refer to the Corporation's 1999 10-K.




PART II - OTHER INFORMATION
Item 1.   Legal Proceedings
          None

Item 2.   Changes in Securities and Use of Proceeds
          None

Item 3.   Defaults by the Company on its Senior Securities
          None

Item 4.   Submission of Matters to a Vote of Security Holders

     The 2000 Annual Meeting of Shareholders (the "Meeting") of the Corporation was held on April 25, 2000. Notice of the Meeting was mailed to shareholders on or about March 28, 2000, together with proxy solicitation materials prepared in accordance with Section 14(a) of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder.

     The Meeting was held for the following purpose:

     1.  Election of Directors.    To elect three Class A
          directors to hold office for 3 years from the date of election and until their successors are elected and qualified.

     There was no solicitation in opposition to the nominees of the Board of Directors for election to the Board. All nominees of the Board of Directors were elected. The number of votes cast for as well as the number of votes withheld for each of the nominees for election to the Board of Directors, were as follows:


                                              Votes
Nominee             Votes For                Withheld
-------             ---------                --------

Donald A. Fry      2,096,326.7671            8,859.3422
H. Huber McCleary  2,097,101.3438            8,084.7655
Charles M. Sioberg 2,092,292.5621           12,893.5472


Item 5.   Other Information
          None

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits
          27 Financial Data Schedule

     (b) Reports on Form 8-K
          There were no reports filed on Form 8-K for the period.


             FRANKLIN FINANCIAL SERVICES CORPORATION
                         and SUBSIDIARY

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         Franklin Financial Services Corporation


   August 11, 2000                      /s/ William E. Snell, Jr.
                                        -------------------------
                                        William E. Snell Jr.
                                        President and Chief Executive Officer




   August 11, 2000                      /s/ Elaine G. Meyers
                                        --------------------
                                        Elaine G. Meyers
                                        Treasurer and Chief Financial Officer