Form 10-Q
period 2000-09-30
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2000-11-13
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549
                            FORM 10-Q

(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

                               OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ....... to .......

Commission file number 0-12126

             FRANKLIN FINANCIAL SERVICES CORPORATION
     (Exact name of registrant as specified in its charter)

PENNSYLVANIA                                   25-1440803
-------------------------------           -------------------
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

There were 2,767,494 outstanding shares of the Registrant's common stock as of November 3, 2000.



                              INDEX




                                                        Page
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

          Consolidated Balance Sheets                     3
          as of September 30, 2000 (unaudited) and
          December 31, 1999

          Consolidated Statements of                      4
          Income for the Three and Nine Months ended
          September 30, 2000 and 1999 (unaudited)

          Consolidated Statements of Changes in           5
          Shareholders' Equity for the Nine Months ended September 30, 2000 and 1999 (unaudited)

          Consolidated Statements of Cash                 6
          Flows for the Nine Months Ended September
          30, 2000 and 1999 (unaudited)

          Notes to Condensed Consolidated Financial       7
          Statements (unaudited)

Item 2 - Management's Discussion and Analysis of          12
         Financial Condition and Results of Operations

Item 3 - Qualitative and Quantitative Disclosures About
         Market Risk                                      12

PART II - OTHER INFORMATION


SIGNATURE PAGE                                            28


                     CONSOLIDATED BALANCE SHEETS
              (Amounts in thousands, except per share)
                             (Unaudited)
                                                                        September 30      December 31
                                                                            2000              1999
                                                                         ----------        ----------
                                                                         (unaudited)
                               ASSETS

Cash and due from banks                                                      $11,813          $14,956
Interest bearing deposits in other banks                                       1,257              161
Investment securities available for sale                                     132,653          129,801
Loans, net                                                                   294,625          284,084
Premises and equipment, net                                                    6,410            5,513
Other assets                                                                  19,044           10,164
                                                                            --------         --------
Total Assets                                                                $465,802         $444,679
                                                                            ========         ========


                LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Demand (non-interest bearing)                                              $43,240          $43,297
  Savings and Interest checking                                              166,098          154,537
  Time                                                                       136,228          135,476
                                                                            --------         --------
Total Deposits                                                               345,566          333,310

Securities sold under agreements to repurchase                                37,093           27,182
Short term borrowings                                                          9,300           12,500
Long term debt                                                                29,788           29,695
Other liabilities                                                              2,943            2,732
                                                                            --------         --------
Total Liabilities                                                            424,690          405,419



Shareholders' equity:
Common stock $1 par value per share, 15,000 shares authorized with 3,045  shares issued and 2,767 and 2,792 shares
  outstanding at September 30,2000 and December 31, 1999 respectively.         3,045            3,045
Capital stock without par value, 5,000 shares authorized
  with no shares issued or outstanding                                             -                -
Additional paid in capital                                                    19,798           19,834
Retained earnings                                                             24,749           22,627
Accumulated other comprehensive income (loss)                                   (866)            (876)
Treasury stock (Note 4)                                                       (5,353)          (4,938)
Unearned compensation                                                           (261)            (432)
                                                                            --------         --------
Total shareholders' equity                                                    41,112           39,260
                                                                            --------         --------

Total Liabilities and Shareholders' Equity                                  $465,802         $444,679
                                                                            ========         ========

The accompanying notes are an integral part of these statements




        CONSOLIDATED STATEMENTS OF INCOME
    (amounts in thousands, except per share)
                   (Unaudited)
                                                        For the Three Months Ended       For the Nine Months Ended
                                                               September 30                     September 30
                                                            2000            1999             2000             1999
                                                        ----------------------------     ----------------------------
INTEREST INCOME
  Interest on loans                                          $6,278          $5,506          $18,359          $16,330
  Interest on deposits in other banks                            58             109               95              274
  Interest on fed funds sold                                      0                                1               -
  Interest and dividends on investments:
     Taxable interest                                         1,273           1,156            3,765            3,285
     Tax exempt interest                                        522             580            1,634            1,720
     Dividends                                                   76              48              235              139
                                                          ---------       ---------        ---------        ---------
    Total interest income                                     8,207           7,399           24,089           21,748
                                                          ---------       ---------        ---------        ---------
INTEREST EXPENSE
  Interest on deposits                                        3,552           3,035           10,111            8,830
  Interest on securities sold under
    agreements to repurchase                                    630             307            1,524              847
  Interest on short term borrowings                              32               3              232                5
  Interest on long term debt                                    417             460            1,239            1,309
                                                          ---------       ---------        ---------        ---------
          Total interest expense                              4,631           3,805           13,106           10,991
                                                          ---------       ---------        ---------        ---------
  Net interest income                                         3,576           3,594           10,983           10,757

Provision for possible loan losses                              180             180              573              575
                                                          ---------       ---------        ---------        ---------
Net-interest income after provision
  for possible loan losses                                    3,396           3,414           10,410           10,182
                                                          ---------       ---------        ---------        ---------
NONINTEREST INCOME
  Service charges on loans                                      130             112              327              416
  Services charges on deposit accounts                          244             225              715              665
  Investment and trust services fees                            591             590            1,776            1,780
  Other service charges and fees                                246             146              558              312
  Securities gains                                               21                              238              188
                                                          ---------       ---------        ---------        ---------
    Total noninterest income                                  1,232           1,261            3,614            3,361
                                                          ---------       ---------        ---------        ---------
NONINTEREST EXPENSE
  Salaries and benefits                                       1,619           1,755            5,071            4,747
  Net occupancy expense                                         181             151              531              483
  Furniture and equipment expense                               148             155              444              485
  Advertising                                                   151             119              398              375
  Legal & professional fees                                      85             101              281              269
  Data processing                                               175             192              693              664
  Pennsylvania bank shares tax                                   96              91              288              272
  Other                                                         565             541            1,850            1,554
                                                          ---------       ---------        ---------        ---------
    Total noninterest expense                                 3,020           3,105            9,556            8,849
                                                          ---------       ---------        ---------        ---------

Income before Federal income taxes                            1,608           1,570            4,468            4,694

Federal income tax expense                                      292             290              788              890
                                                          ---------       ---------        ---------        ---------
    Net income                                               $1,316          $1,280           $3,680           $3,804
                                                            =======         =======          =======          =======

    Basic earnings per share                                  $0.49           $0.47            $1.36            $1.39
    Weighted average shares outstanding (000's)               2,709           2,727            2,715            2,728

    Diluted earnings per share                                $0.48           $0.46            $1.33            $1.37
    Weighted average shares outstanding (000's)               2,754           2,766            2,757            2,767

The accompanying notes are an integral part of these statements.






Consolidated Statements of Changes in Shareholders' Equity
for the nine months ended  September 30, 2000 and 1999
(Amounts in thousands, except per share data)
              (Unaudited)
                                                                        Accumulated
                                                  Additional               Other
                                        Common    Paid-in    Retained   Comprehensive Treasury    Unearned
(Amounts in thousands, except per share Stock     Capital    Earnings   Income (loss)  Stock     Compensation    Total
                                       --------------------------------------------------------------------------------------
Balance at December 31, 1998            $3,045    $19,793    $20,562        $1,783    ($4,620)        ($662)     $39,901

Comprehensive income:
  Net income                              -          -          3,804        -           -            -             3,804
  Unrealized holding losses arising
    during current period, net of tax     -          -          -           (2,122)      -            -           (2,122)
  Reclassification adjustment for realized
    gains included in net income,
    net of tax                            -          -          -               83      -            -                83
  Other comprehensive income,net of tax   -          -          -                3      -            -                 3
                                                                                                                 --------
Total Comprehensive income                                                                                          1,765

Cash dividends declared, $.90 per share   -          -        (2,516)        -           -            -           (2,516)
Tax benefit of restricted stock
  transaction                             -            10       -            -           -            -               10
Common stock issued under
   stock option plans                     -            30       -            -             98        -               128
Acquisition of 11,975 shares of
  treasury stock                          -          -          -            -           (342)       -              (342)
Amortization of unearned compensation     -          -          -            -           -              176          176

                                       --------------------------------------------------------------------------------------
Balance at September 30, 1999           $3,045    $19,833    $21,850         ($253)   ($4,864)        ($486)     $39,125
                                        ======     ======     ======        ======     ======        ======       ======


Balance at December 31, 1999            $3,045     19,834     22,627          (876)    (4,938)         (432)     $39,260

Comprehensive income:
Net income                                -           -        3,680           -          -             -          3,680
  Unrealized holding losses arising
    during current period, net of tax     -          -          -             (164)       -             -           (164)
  Reclassification adjustment for realized
    gains included in net income,
    net of tax                            -          -          -              213        -             -            213
  Other comprehensive income, net of tax  -          -          -              -39        -             -            -39
                                                                                                               ---------
Total Comprehensive income                                                                                         3,690

Cash dividends declared, $.56 per share   -          --       (1,558)          -          -             -         (1,558)
Common stock issued under
   stock option plans                     -           (20)      -            -             94           -             74
Forfeiture of restricted stock            -           (16)      -            -            (73)           89           -
Acquisition of 25,900 shares of
  treasury stock                          -          -          -            -           (436)          -           (436)
Amortization of unearned compensation     -          -          -            -           -               82           82

                                       -----------------------------------------------------------------------------------------
Balance at September 30, 2000           $3,045    $19,798    $24,749         ($866)   ($5,353)        ($261)     $41,112
                                       =======    =======    =======       =======    =======       =======      =======



The accompanying notes are an integral part of these statements.



              CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Amounts in Thousands)
                          (Unaudited)

                                                                  For the Nine Months Ended
                                                                  September 30
                                                                    2000         1999
                                                                   -------      -------

Cash flows from operating activities:
 Net Income                                                          3,680         3,804
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation                                                        556           594
   Net amortization of securities premiums and discounts               (59)         (252)
   Provision for possible loan losses                                  573           575
   Securities gains, net                                              (238)         (188)
   Mortgage loans originated for sale                               (6,116)      (11,578)
   Proceeds from sale of mortgage loans                              6,159        11,572
   Principal gain on sales of mortgage loans                           (43)            6
   Gain on sale of premises and equipment                               -            (44)
   Increase in cash surrender value of life insurance                 (122)            -
   Increase in interest receivable and other assets                 (1,362)         (926)
   Increase in interest payable and other liabilities                  247           179
   Other, net                                                          213            -
                                                                  --------      --------
Net cash provided by operating activities                            3,488         3,742
                                                                  --------      --------

Cash flows from investing activities:
 Proceeds from sales of investment securities available for sale     6,118           777
 Proceeds from maturities of investment securities available
   for sale                                                         13,991        90,475
 Purchase of investment securities available for sale              (22,591)      (95,851)
 Net increase in loans                                             (12,729)      (15,337)
 Purchase of bank owned life insurance                              (6,000)           -
 Capital expenditures                                               (1,463)         (337)
 Proceeds from sales of premises and equipment                          -            325
                                                                  --------      --------
Net cash used in investing activities                              (22,674)      (19,948)
                                                                  --------      --------

Cash flows from financing activities:
 Net increase in demand deposits,
  NOW accounts and savings accounts                                 11,505         6,481
 Net increase in certificates of deposit                               752           665
 Net increase in other borrowings                                    6,804         4,436
 Dividends paid                                                     (1,560)       (2,516)
 Common stock issued under stock option plans                           74           138
 Purchase of treasury shares                                          (436)         (342)
                                                                  --------      --------
Net cash provided by financing activities                           17,139         8,862
                                                                  --------      --------

Decrease in cash and cash equivalents                               (2,047)       (7,344)

Cash and cash equivalents as of January 1                           15,117        24,409
                                                                  --------      --------

Cash and cash equivalents as of September 30                        13,070        17,065
                                                                   =======       =======


The accompanying notes are an integral part of these statements.








    FRANKLIN FINANCIAL SERVICES CORPORATION and SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


Note 1 - Basis of Presentation

     The consolidated balance sheets as of September 30, 2000 and December 31, 1999, the consolidated statements of income for the three-month and nine-month periods ended September 30, 2000 and 1999, the consolidated statements of changes in shareholders' equity for the nine-month periods ended September 30, 2000 and 1999 and the consolidated statements of cash flows for the nine-month periods ended September 30, 2000 and 1999 have been prepared by the Corporation, without audit where indicated. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2000, and for all periods presented have been made.

     The consolidated financial statements include the accounts of Franklin Financial Services Corporation (the Corporation), and its wholly-owned direct and indirect subsidiaries. Farmers and Merchants Trust Company of Chambersburg is a direct subsidiary; Franklin Realty Services Corporation (a Farmers and Merchants' subsidiary) is an indirect subsidiary. All significant intercompany transactions and account balances have been eliminated.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Corporation's 1999 Annual Report. The results of operations for the period ended September 30, 2000, are not necessarily indicative of the operating results for the full year.

     Earnings per share is computed based on the weighted average number of shares outstanding during each quarter, adjusted retroactively for stock splits and stock dividends. A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

                                                  For the quarter
                                                      ended
                                                    September 30
                                                    2000    1999
                                                    ----    ----
(Amounts in thousands)
Weighted average shares outstanding (basic)        2,709   2,727

Impact of common stock equivalents,
     primarily stock options                          45      39

Weighted average shares outstanding (diluted)      2,754   2,766
                                                  ======  ======



                                             For the nine months ended
                                                  September 30
                                                 2000         1999
                                                 ----         ----
(Amounts in thousands)
Weighted average shares outstanding (basic)     2,715        2,728

Impact of common stock equivalents,
     primarily stock options                       42           39

Weighted average shares outstanding (diluted)   2,757        2,767
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

                                As of September 30, 2000 (unaudited)
                                                                    To be Well
                                                                    Capitalized Under
                                                  For Capital       Prompt Corrective
                                 Actual           Adequacy Purposes Action Provisions
(Amounts in thousands)           Amount  Ratio     Amount  Ratio     Amount  Ratio

Total Capital (to Risk Weighted Assets)
Corporation                     $44,698   13.41%  $26,669    8.00%    N/A
Bank                             41,471   12.57%   26,394    8.00%  $32,992   10.00%

Tier I Capital (to Risk Weighted Assets)
Corporation                     $40,724   12.22%  $13,334    4.00%    N/A
Bank                             37,497   11.37%   13,197    4.00%  $19,795    6.00%

Tier I Capital (to Average Assets)
Corporation                     $40,724    8.92%  $18,253    4.00%    N/A
Bank                             37,497    8.26%   18,163    4.00%  $22,704    5.00%



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


NOTE 3  Interest Rate Cap

     On September 27, 1999, the Corporation entered into an interest rate cap transaction as a vehicle to partially hedge net interest income against the effect of rising market interest rates. The transaction was effective September 29, 1999, had a notional amount of $5,000,000, a term of five years, a strike rate of 6.00% and is indexed to 3-month LIBOR. At September 30, 2000, the amortized cost of the cap was $152,000; the fair market value of the cap at September 30, 2000 was $150,556. A loss of $39,000, net of tax was recorded as comprehensive income for the nine months ended September 30, 2000.


NOTE 4  Stock Repurchase Program

     On March 2, 2000, the Board of Directors authorized the repurchase of up to 75,000 shares of the Corporation's $1.00 par value common stock. The repurchases are authorized to be made from time to time during the next 12 months in open market or privately negotiated transactions. The repurchased shares will be held as treasury shares available for issuance in connection with future stock dividends and stock splits, employee benefit plans, executive compensation plans, and for issuance under the Dividend Reinvestment Plan and other corporate purposes. During the first nine months ended September 30, 2000, 25,900 shares of the Corporation's common stock were repurchased at a cost of approximately $436,000.


NOTE 5  Bank Owned Life Insurance

     On June 5, 2000, the Bank purchased Bank Owned Life Insurance (BOLI) in the amount of $6.0 million that will yield a return of approximately 6.4%, or tax equivalized, 9.8%. The Bank paid a one-time single premium of $6.0 million, split between two insurance companies, to purchase approximately $19 million in death benefit coverage on the lives of a selected group of employees.

     The Bank's $6.0 million investment has been recorded as an Other Asset. At September 30, 2000, the carrying value of the investment was $6,121,677.


NOTE 6 Recent Accounting Pronouncements

     In September 2000, The Financial Accounting Standards Board issued Statement No. 140 "Accounting for Transfers and Servicing of Assets and
Extinguishments of Liabilities."   Statement No.140 replaces Statement
No. 125. This statement shall be effective for transfers and servicing of financial assets and extinguishments of liabilities occuring after March 31, 2001. The adoption of the statement is not expected to have a significant impact on the financial condition or results of operations of the Company.



             Management's Discussion and Analysis of
          Results of Operations and Financial Condition
              for the Three and Nine Month Periods
                Ended September 30, 2000 and 1999


PART 1, Item 2

Results of Operations

     In the third quarter and nine months ended September 30, 2000, the Corporation earned $1.32 million and $3.68 million, respectively, compared to $1.28 million and $3.80 million, respectively, for the comparable periods ended September 30, 1999. Basic earnings per share equaled $.49 and $1.36 for the third quarter and nine months, respectively, in 2000 versus $.47 and $1.39 for the same periods in 1999. Lower fee income and deferred costs from loan originations, a tighter net interest margin, higher salary and benefit costs and higher loan collection expense are the primary factors contributing to the lower reported net income for the nine months. Book value per share equaled $14.86 at September 30, 2000, compared to $13.99 at September 30, 1999.

     The Corporation's annualized return on average assets (ROA) and return on average equity (ROE) for the first nine months of 2000 were 1.09% and 12.48 %, respectively, compared to 1.19% and 12.92%, respectively, for the first nine months of 1999.

Net Interest Income

     Net interest income recorded a decrease of $18,000 to $3.57 million for the third quarter ended September 30, 2000 compared to $3.59 million for the third quarter ended September 30, 1999. Net interest income for the nine months ended September 30, 2000 was up $226,000, or 2.1%, to $10.98 million from $10.76 million for the comparable period in 1999. Net interest margin for the nine months ended September 30, 2000 was 3.71% compared to 3.87% for the nine months ended September 30, 1999. Factors contributing to the tightening of the net interest margin are rising interest rates coupled with a negative gap position, a shifting deposit mix and the June purchase of $6.0 million in Bank Owned Life Insurance (BOLI). The interest earned on BOLI is recorded in other noninterest income and totaled approximately $95,000 for the third quarter and $122,000 for the nine months ended September 30, 2000.


Provision for Possible Loan Losses

     For the third quarter and nine months ended September 30, 2000, the Corporation expensed $180,000 and $573,000, respectively, for possible loan losses. This compares with $180,000 and $575,000 for the third quarter and nine months, respectively, ended September 30, 1999. The provision reflects the level of charge-off activity for the periods.

Management believes that the allowance for loan losses is adequately funded at September 30,2000.

Noninterest Income

     Total noninterest income, excluding net securities gains, grew $138,000, or 12.86%, to $1.2 million for the third quarter ended September 30, 2000 compared to $1.1 million for the third quarter ended September 30, 1999. The primary factors contributing to this increase was an ATM access fee implemented earlier in 2000 which produced income of $49,000 for the quarter and interest earned on the BOLI which totaled approximately $95,000 for the third quarter.

     Total noninterest income, excluding net securities gains, grew $203,000, or 6.40%, to $3.37 million for the nine months ended September 30, 2000, compared to $3.17 million for the nine months ended September 30, 1999. Factors contributing to the increase in noninterest income for the nine months were growth in deposit accounts adding $50,000 more service charge income, the ATM access fee which added $87,000 and interest earned on BOLI which totaled $122,000. A decrease in mortgage origination activity in 2000 versus 1999 acted to partially offset these additions to income.

     Net securities gains for the third quarter ended September 30, 2000, totaled $21,000 versus $188,000 for the third quarter ended September 30, 1999. For the nine months ended September 30, 2000, net securities gains totaled $238,000 compared to $188,000 one year earlier and were used to offset expenses related to other real estate owned (OREO) and loan collections in the respective periods.


Noninterest Expense

     Total noninterest expense was down $85,000, or 2.7%, to $3.02 million for the third quarter ended September 30, 2000, over the third quarter of 1999 and up $707,000, or 7.9%, to $9.56 million for the nine months ended September 30, 2000 over the comparable period in 1999. For the third quarter of 2000, lower expense related to a long-term incentive plan was the primary contributor to the decrease in noninterest expense. For the nine months ended September 30, 2000, salaries and benefits and other expense were the primary contributors to the higher noninterest expense.

     Salary expense, which includes commissions and a recently initiated pay for performance, was up approximately $230,000 to $4.5 million for the first nine months of 2000 compared to $4.3 million for the comparable period one year earlier. Benefits expense was up approximately $94,000 to $540,000 for the same nine-month period compared to the nine-month period ended September 30, 1999. Lower deferred costs for salaries and benefits related to a smaller volume of mortgage loan originations acted to increase salaries and benefits, $196,000, while other benefit expense acted to partially offset this increase.

     Other expense was up $296,000, or 19.0%, to $1.8 million for the nine months ended September 30, 2000, compared to $1.5 million for the same period in 1999. Primary contributors to the higher expense were losses of $137,000 on the sale of nonperforming loans held-for-sale and an increase in loan collection and OREO expense of $132,000.

     Federal income tax expense for the third quarter and nine months ended September 30, 2000, was $292,000 and $788,000, respectively, compared to $290,000 and $890,000, respectively, for the same periods ended September 30, 1999. The Corporation's effective tax rate for the nine months ended September 30, 2000, was 17.6% compared to 18.9% for the nine months ended September 30, 1999. The decrease in the effective tax rate period over period is primarily due to an increase in tax-free income relative to pretax net income.


Financial Condition

     Total assets were $465.8 million at September 30, 2000, an increase of $21.1 million, or 4.7%, from $444.7 million at December 31,1999. Asset growth was concentrated primarily in net loans and other assets. Net loan growth totaled $10.5 million, or 3.71%, and was led by commercial loans with $5.7 million. New mortgage and consumer loans combined recorded less growth than commercial loans. Mortgage loan originations were down almost 40.0% in the first nine months of 2000 compared with the first nine months of 1999. Other asset growth was primarily the result of an addition of a significant foreclosed property to Other Real Estate Owned (OREO) and the purchase of $6.0 million in Bank Owned Life Insurance (BOLI). For more information on the BOLI transaction refer to Note 5.

     Deposit growth of $12.2 million and growth in Securities sold under agreements to repurchase totaling $9.9 million were the funding sources for the growth in assets over the nine month period ended September 30, 2000. Total deposits at September 30, 2000 were $345.6 million compared to $333.3 million at December 31, 1999. Growth in deposits occurred largely in one deposit product, the Money Management Account, with a total volume of $78.7 million at September 30, 2000 compared with $60.5 million at December 31, 1999. The money market rate attached to this product makes it very attractive to customers and largely the reason for its growth. Securities sold under agreements to repurchase (Repos) grew to $37.1 million at September 30, 2000 from $27.2 million at December 31, 1999. Repos, as part of a cash management product for business customers, also pay an attractive interest rate.

     Total shareholders' equity increased $1.8 million to $41.1 million at September 30, 2000 from $39.3 million at December31, 1999. Retained earnings of $2.1 million were the primary contributors to the growth in shareholders' equity. Cash dividends declared in the third quarter ended September 30, 2000 totaled $554,000 compared to $503,000 for the third quarter of 1999. For the nine months ended September 30, 2000, cash dividends declared totaled $1.6 million compared to $2.5 million for the nine months ended September 30, 1999. Cash dividends declared for the first nine months of 1999 included a special cash dividend of $.40 per share.

     Capital adequacy is currently defined by regulatory agencies through the use of several minimum required ratios. At September 30, 2000, the Corporation was well capitalized as defined by the banking regulatory agencies. The Corporation's leverage ratio, Tier I and Tier II risk-based capital ratios at September 30, 2000 were 8.92%, 12.22% and 13.41%, respectively. For more information on capital ratios refer to Note 2 of the accompanying financial statements.

     Net charge-offs for the third quarter and nine months ended September 30, 2000 totaled $45,000 and $457,000, respectively, compared to $59,000 and $327,000, respectively, for the comparable periods in 1999. For the nine months ended September 30, 2000, 55.0% of net charge-offs were from the commercial loan portfolio versus the first nine months ended September 30, 1999, when 93.5% of net charge-offs were from the consumer portfolio. The increase in commercial net charge-offs for the first nine months of 2000 is related primarily to one large credit and is not indicative of the quality of the entire commercial portfolio. The annualized ratio of net charge-offs to average loans was 0.21% at September 30, 2000, versus 0.19% at December 31, 1999.

     Nonperforming loans decreased 50.0% to $1.8 million at September 30, 2000, from $3.6 million at December 31, 1999. Contributing to the decrease in nonperforming loans was a transfer of $1.2 million to OREO earlier in the year. In addition, $600,000 in nonperforming loans were sold to a third party, $203,000 was transferred to other repossessed assets and the remainder either charged-off of paid-off. Included in nonperforming loans at September 30, 2000, were nonaccrual loans totaling $824,000 and loans past due 90 days or more totaling $1.0 million compared to $3.1 million and $451,000, respectively, at December 31, 1999. The Corporation recorded OREO equaling $1.4 million at September 30, 2000, versus $306,000 at December 31, 1999. Nonperforming assets represented 0.69% of total assets at September 30, 2000 compared to 0.87% at December 31, 1999.

     The allowance for possible loan losses totaled $3.97 million at September 30, 2000, compared to $3.86 million at December 31, 1999 and represented 1.33% and 1.34% of total loans at September 30, 2000 and December 31, 1999, respectively. The coverage rate for the allowance to nonperforming loans was approximately 2.2 times at September 30, 2000.

       A series of local economic downturns occurring in the past several months contributed to the jump in Franklin County's jobless rate to 4% in September 2000 from 3.5% in June 2000. Two long-time employers announced layoffs, one of these employers affecting more than 400 workers. In September, a large national company reneged on its decision to operate a major distribution center in Chambersburg just days before its official opening date, affecting 280 workers. Although new jobs have been added in the past year that will help to offset the recent reduction in jobs, local officials are beginning to report that many employed workers are underemployed. The local Franklin County Area Development Corporation is stepping up to the challenge of bringing other jobs to Franklin County that would have the same economic impact as the lost jobs.

     The unemployment rate in neighboring Fulton and Cumberland Counties has changed little: Fulton's unemployment rate was 3.3%, ranking 17th lowest in the State and Cumberland County, ranking 4th lowest in the State, reported 2.3% unemployment in September. Pennsylvania's seasonally unadjusted jobless rate in September was 4%.

     Management is cautiously optimistic that the recent events in the local workforce will not have a significant negative impact on the Corporation.


Liquidity

     The Corporation's liquidity position (net cash, short-term and marketable assets divided by net deposits and short-term liabilities) was 18.8% at September 30, 2000. The Corporation had advances outstanding totaling $39.1 million with the Federal Home Loan Bank of Pittsburgh (FHLB) at September 30, 2000. The Corporation has term and overnight borrowings with FHLB. Currently, the maximum borrowing capacity for the Corporation with FHLB is approximately $111 million. Management believes that liquidity is adequate to meet the borrowing and deposit needs of its customers.


PART I, Item 3

Qualitative and Quantitative Disclosures about Market Risk

     There were no material changes in the Corporation's exposure to market risk during the third quarter and nine months ended
September 30, 2000. For more information on market rate risk refer to the Corporation's 1999 10-K.



PART II - OTHER INFORMATION


Item 1.   Legal Proceedings
          None
Item 2.   Changes in Securities and Use of Proceeds
          None
Item 3.   Defaults by the Company on its Senior Securities
          None
Item 4.   Results of Votes of Security Holders
          None
Item 5.   Other Information
          None
Item 6a. Exhibits and Reports on Form 8-K

          (a)  Exhibits
            27.   Financial Data Schedule

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

                         Franklin Financial Services Corporation



  November 13, 2000                 /s/ William E. Snell, Jr.
                                    ---------------------------------
                                        William E. Snell, Jr.
                                        President and Chief Executive
                                        Officer

  November 13, 2000                 /s/ Elaine G. Meyers
                                    ---------------------------------
                                        Elaine G. Meyers
                                        Treasurer and Chief Financial
                                        Officer