Form 10-K405
period 2000-12-31
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2001-03-27
CIK 723646

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

      X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

      _   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from__________ to___________

                         Commission file number 0-12126

                     FRANKLIN FINANCIAL SERVICES CORPORATION
                    -----------------------------------------
             (Exact name of registrant as specified in its charter)

           PENNSYLVANIA                                25-1440803
          -------------------------------------------------------------
            (State or other jurisdiction           (I.R.S. Employer
            of incorporation or organization)       Identification No.)

          20 SOUTH MAIN STREET, PO BOX 6010, CHAMBERSBURG, PA 17201-0819
          --------------------------------------------------------------
          (Address of principal executive offices)            (Zip Code)

                                 (717) 264-6116
                                 --------------
               Registrant's telephone number, including area code

               Securities registered pursuant to Section 12(b) of the Act:

        Title of each class                     Names of each exchange on
              NONE                                  which registered
      ----------------------                   -----------------------------


           Securities registered pursuant to Section 12(g) of the Act:
                     COMMON STOCK $1.00 PAR VALUE PER SHARE
                     --------------------------------------

                                (Title of class)

     Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____X____

     The aggregate market value of the 2,319,135 shares of the Registrant's common stock held by nonaffiliates of the Registrant as of February 12, 2001, based on the average of the bid and asked price for such shares, was $38,845,511. There were 2,755,912 outstanding shares of the Registrant's common stock as of February 12, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive annual proxy statement to be filed, pursuant to Reg. 14A within 120 days after December 31, 2000, are incorporated into
Part III.

                                        FRANKLIN FINANCIAL SERVICES CORPORATION

                                                        FORM 10-K

                                                          INDEX

                                                                                                          PAGE
     PART I
          Item 1.  Business.................................................................................3
          Item 2.  Properties...............................................................................7
          Item 3.  Legal Proceedings........................................................................7
          Item 4.  Submission of Matters to a Vote of Security Holders......................................7

     PART II
          Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters  ..................8
          Item 6.  Selected Financial Data..................................................................10
          Item 7.  Management's Discussion and Analysis of Financial Condition and
                     Results of Operations..................................................................11
          Item 7a. Quantitative and Qualitative Disclosures About Market Risk...............................26
          Item 8.  Financial Statements and Supplementary Data..............................................26
          Item 9.  Changes in and Disagreements with Accountants on Accounting and
                      Financial Disclosure..................................................................50

     PART III
          Item 10.  Directors and Executive Officers of the Registrant......................................51
          Item 11.  Executive Compensation..................................................................51
          Item 12.  Security Ownership of Certain Beneficial Owners and Management..........................51
          Item 13.  Certain Relationships and Related Transactions..........................................51

     PART IV
         Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.........................51
         Signatures.........................................................................................53
         Index of Exhibits..................................................................................55

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

     The Corporation conducts all of its business through its only direct subsidiary, F&M Trust, which is wholly owned. F&M Trust, established in 1906, is a full-service, Pennsylvania-chartered commercial bank and trust company, which is not a member of the Federal Reserve System. F&M Trust, which operates 13 full service offices in Franklin and Cumberland Counties, Pennsylvania, engages in general commercial, retail banking and trust services normally associated with community banks and its deposits are insured (up to applicable limits) by the Federal Deposit Insurance Corporation (the "FDIC"). A wide variety of banking services are offered by F&M Trust to businesses, individuals, and governmental entities. These services include, but are not necessarily limited to, accepting and maintaining checking, savings, and time deposit accounts, providing investment and trust services, making loans and providing safe deposit facilities.

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

COMPETITION

     The Corporation and its subsidiary operate in a competitive environment that has intensified in the past few years as they have been compelled to share their market with institutions that are not subject to the regulatory restrictions on domestic banks and bank holding companies. Profit margins in the traditional banking business of lending and gathering deposits have declined as deregulation has allowed nonbanking institutions to offer alternative services to many of F&M Trust's customers.

     The principal market of F&M Trust is in Franklin County and western Cumberland County, Pennsylvania. Fourteen commercial bank competitors of F&M Trust have offices in this region, in addition to credit unions, savings and loan associations, mortgage banks, brokerage firms and other competitors. F&M Trust is the largest financial institution headquartered in Franklin County and had total assets of approximately $466.0 million on December 31, 2000.

     All of the local commercial bank competitors of the Corporation are subsidiaries of bank holding companies. The Corporation ranks eleventh in size of the fifteen bank holding companies having offices in its primary market.

STAFF

     As of December 31, 2000, the Corporation and its subsidiary had 193 full-time equivalent employees. Most employees participate in pension, profit sharing/bonus, and employee stock purchase plans and are provided with group life, health and major medical insurance. Management considers employee relations to be excellent.

SUPERVISION AND REGULATION

     Various requirements and restrictions under the laws of the United States and under Pennsylvania law affect the Corporation and its subsidiaries. The Corporation is registered as a bank holding company and is subject to supervision and regulation by the Board of Governors of the Federal Reserve System under the Bank Holding Act of 1956, as amended. As a bank holding company, the Corporation's activities and those of its bank subsidiary are limited to the business of banking and activities closely related or incidental to banking. Bank holding companies are required to file periodic reports with and are subject to examination by the Federal Reserve Board. The Federal Reserve Board has issued regulations under the Bank Holding Company Act that require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. As a result, the Federal Reserve Board, pursuant to such regulations, may require the Corporation to stand ready to use its resources to provide adequate capital funding to its bank subsidiary during periods of financial stress or adversity.

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

     The Bank is a state chartered bank that is not a member of the Federal Reserve System and its deposits are insured (up to applicable limits) by the Federal Deposit Insurance Corporation (the "FDIC"). The Bank is subject to regulation and examination by the FDIC and the Pennsylvania Department of Banking. The Bank is also subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. The Community Reinvestment Act requires the Bank to help meet the credit needs of the entire community where the bank operates, including low and moderate income neighborhoods. The Bank's rating under the Community Reinvestment Act, assigned by the FDIC pursuant to an examination of the Bank, is important in determining whether the bank may receive approval for, or utilize certain streamlined procedures in, applications to engage in new activities. Various consumer laws and regulations also affect the operations of the Bank. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

CAPITAL ADEQUACY GUIDELINES

     Bank holding companies are required to comply with the Federal Reserve Board's risk-based capital guidelines. The required minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as stand-by letters of credit) is 8%. At least half of the total capital is required to be "Tier 1 capital," consisting principally of common shareholders' equity, less certain intangible assets. The remainder ("Tier 2 capital") may consist of certain preferred stock, a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, and a limited amount of the general loan loss allowance. The risk-based capital guidelines are required to take adequate account of interest rate risk, concentration of credit risk, and risks of nontraditional activities.

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

PROMPT CORRECTIVE ACTION RULES

     The federal banking agencies have regulations defining the levels at which an insured institution would be considered "well capitalized," "adequately capitalized," "significantly undercapitalized" and "critically undercapitalized." The applicable federal bank regulator for a depository institution could, under certain circumstances, reclassify a "well capitalized" institution as "adequately capitalized" or require an "adequately capitalized" or "undercapitalized" institution to comply with supervisory actions as if it were in the next lower category. Such a reclassification could be made if the regulatory agency determines that the institution is in an unsafe or unsound condition (which could include unsatisfactory examination ratings). The Corporation and the Bank each satisfy the criteria to be classified as "well capitalized" within the meaning of applicable regulations.

REGULATORY RESTRICTIONS ON DIVIDENDS

     Dividend payments by the Bank to the Corporation are subject to the Pennsylvania Banking Code, the Federal Deposit Insurance Act, and the regulations of the FDIC. Under the Banking Code, no dividends may be paid except from "accumulated net earnings" (generally, retained earnings). The Federal Reserve Board and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions. The Prompt Corrective Action Rules, described above, further limit the ability of banks to pay dividends, because banks which are not classified as well capitalized or adequately capitalized may not pay dividends.

FDIC INSURANCE ASSESSMENTS

     The FDIC has implemented a risk-related premium schedule for all insured depository institutions that results in the assessment of premiums based on capital and supervisory measures. Under the risk-related premium schedule, the FDIC assigns, on a semiannual basis, each depository institution to one of three capital groups (well-capitalized, adequately capitalized or undercapitalized) and further assigns such institutions to one of three subgroups within a capital group. The institution's subgroup assignment is based upon the FDIC's judgement of the institution's strength in light of supervisory evaluations, including examination reports, statistical analyses and other information relevant to measuring the risk posed by the institution. Only institutions with a total capital to risk-adjusted assets ratio of 10% or greater, a Tier 1 capital to risk-based assets ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater, are assigned to the well-capitalized group. As of December 31, 2000, the Bank was well capitalized for purposes of calculating insurance assessments.

     The Bank Insurance Fund is presently fully funded at more than the minimum amount required by law. Accordingly, the 2001 Bank Insurance Fund assessment rates range from zero for those institutions with the least risk, to $.027 for every $100 of insured deposits for institutions deemed to have the highest risk. The Bank is in the category of institutions that presently pay nothing for deposit insurance. The FDIC adjusts the rates every six months.

     While the Bank presently pays no premiums for deposit insurance, it is subject to assessments to pay the interest on Financing Corporation bonds. The Financing Corporation was created by Congress to issue bonds to finance the resolution of failed thrift institutions. Prior to 1997, only thrift institutions were subject to assessments to raise funds to pay the Financing Corporation bonds. On September 30, 1996, as part of the Omnibus Budget Act, Congress enacted the Deposit Insurance Funds Act of 1996, which recapitalized the Savings Association Insurance Fund and provided that commercial banks would be subject to 1/5 of the assessment to which thrifts are subject for Financing Corporation bond payments through 1999. Beginning in 2000, commercial banks and thrifts are subject to the same assessment for Financing Corporation bonds. The FDIC sets the Financing Corporation assessment rate every quarter. The Financing Corporation assessment for the Bank (and all other banks) for the first quarter of 2001 is an annual rate of $.0196 for each $100 of deposits.

NEW LEGISLATION

     Landmark legislation in the financial services area was signed into law by the President on November 12, 1999. The Gramm-Leach-Bliley Act dramatically changes certain banking laws that have been in effect since the early part of the 20th century. The most radical changes are that the separation between banking and the securities businesses mandated by the Glass-Steagall Act has now been removed, and the provisions of any state law that prohibits affiliation between banking and insurance entities have been preempted. Accordingly, the new legislation now permits firms engaged in underwriting and dealing in securities, and insurance companies, to own banking entities, and permits bank holding companies (and in some cases, banks) to own securities firms and insurance companies. The provisions of federal law that preclude banking entities from engaging in non-financially related activities, such as manufacturing, have not been changed. For example, a manufacturing company cannot own a bank and become a bank holding company, and a bank holding company cannot own a subsidiary that is not engaged in financial activities, as defined by the regulators.

     The new legislation creates a new category of bank holding company called "financial holding company." In order to avail itself of the expanded financial activities permitted under the new law, a bank holding company must notify the Federal Reserve that it elects to be a financial holding company. A bank holding company can make this election if it, and all of its bank subsidiaries, are well capitalized, well managed, and have at least a satisfactory Community Reinvestment Act rating, each in accordance with the definitions prescribed by the Federal Reserve and the regulators of the subsidiary banks. Once a bank holding company makes such an election, and provided that the Federal Reserve does not object to such election by such bank holding company, the financial holding company may engage in financial activities (i.e., securities underwriting, insurance underwriting, and certain other activities that are financial in nature as to be determined by the Federal Reserve) by simply giving a notice to the Federal Reserve within thirty days after beginning such business or acquiring a company engaged in such business. This makes the regulatory approval process to engage in financial activities much more streamlined than it was under prior law. The Corporation believes it qualifies to become a financial holding company, but has not filed to become treated as one at this time.

      The new law also permits certain financial activities to be undertaken by a subsidiary of a national bank. As the Bank is not a national bank, these provisions do no apply directly to the Bank, but Pennsylvania law has recently been amended to provide that Pennsylvania chartered banks have "parity" powers with national banks in all areas of their business. Therefore, the Bank can now avail itself of these provisions if it chooses to do so. Federal law provides that, for financial activities that are conducted as a principal, such as an underwriter or securities dealer holding an inventory, a national bank must be one of the 100 largest banks in the United States and have debt that is rated investment grade. National banks that are not one of the 100 largest national banks in the United States are not authorized under the new law to conduct financial activities as a principal. However, such smaller national banks may own a securities broker or an insurance agency and certain other financial agency entities under the new law. Under prior law, national banks could only own an insurance agency if it was located in a town of fewer than

5,000 residents, or under certain other conditions. Under the new law, there is no longer any restrictions on where the insurance agency subsidiary of a national bank is located or does business. Even prior to the recent amendment providing parity powers in Pennsylvania law, the Bank was permitted to own and operate an insurance agency without restriction, and could also own and operate a securities brokerage.

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

ITEM 2.  PROPERTIES

     The Corporation's headquarters is located in the main office of F&M Trust at 20 South Main Street, Chambersburg Pennsylvania. The Corporation owns one property in Franklin County, Pennsylvania that is used by F&M Trust for bank operations.

     In addition to its main office, F&M Trust owns thirteen properties and leases one property, all of which are used for banking offices and operations. F&M Trust also leases four locations for off-site ATM facilities. The bank owns one property which is currently under construction as part of an expansion of the headquarters facility. This project is tentatively scheduled to be completed in 2001. All of the properties owned by the bank are located in Franklin and Cumberland Counties, Pennsylvania.

ITEM 3.  LEGAL PROCEEDINGS

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET AND DIVIDEND INFORMATION

     The Corporation's common stock is not actively traded in the over-the-counter market. The Corporation's stock is listed under the symbol "FRAF" on the O.T.C. Electronic Bulletin Board, an automated quotation service. Current price information is available from account executives at most brokerage firms as well as the registered market makers of Franklin Financial Services Corporation common stock as listed below under Shareholders' Information.

     There were 1,929 shareholders of record as of December 31, 2000. The range of high and low bid prices is shown below for the years 2000 and 1999. Also shown are the cash dividends declared for the same years.


                                               PER SHARE

                                                                                              CASH
                                                                                           DIVIDENDS
      2000                               HIGH                     LOW                      DECLARED
  1ST QUARTER                            $20.25                   $16.00                      $0.18
  2ND QUARTER                             16.63                    15.50                       0.18
  3RD QUARTER                             16.75                    16.38                       0.20
  4TH QUARTER                             16.88                    15.50                       0.20
                                                                                              $0.76

                                              PER SHARE

                                                                                              CASH
                                                                                           DIVIDENDS
     1999                                 HIGH                     LOW                     DECLARED*
  1st quarter                            $30.00                    $28.00                     $0.56
  2nd quarter                             31.25                     29.75                      0.16
  3rd quarter                             29.75                     23.00                      0.18
  4th quarter                             23.13                     20.38                      0.18
                                                                                              $1.08


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

ANNUAL MEETING

     The Annual Shareholders' Meeting will be held on Tuesday, April 24, 2001, at the Lighthouse Restaurant, 4301 Philadelphia Avenue, Chambersburg. The Business Meeting will begin at 10:30 a.m. and will be followed by a luncheon served at 12:00 noon.

STOCK INFORMATION

     The following brokers are registered as market makers of Franklin Financial Services Corporation's common stock:


     Ferris Baker Watts    17 East Washington Street, Hagerstown, MD  21740.......................800/344-4413
     Tucker Anthony Cleary Gull    2101 Oregon Pike, Lancaster, PA  17601.........................800/646-8647
     (A DIVISION OF TUCKER ANTHONY INC.)
     F.J. Morrissey & Co. Inc.    1700 Market Street, Suite 1420, Philadelphia, PA  19103-3913....215/563-3296
     Ryan, Beck & Co.    3 Parkway, Philadelphia, PA  19102.......................................800/223-8969

REGISTRAR AND TRANSFER AGENT

     The registrar and transfer agent for Franklin Financial Services Corporation is Fulton Bank, P.O. Box 4887, Lancaster, PA 17604.

ITEM 6.  SELECTED FINANCIAL DATA

                                           SUMMARY OF SELECTED FINANCIAL DATA

                                                           2000          1999          1998          1997           1996
                                                       ---------     ---------     ---------     ---------      ---------
(DOLLARS  IN THOUSANDS, EXCEPT PER SHARE)

SUMMARY OF OPERATIONS
Interest income                                         $32,446       $29,407       $27,463       $26,244        $24,908
Interest expense                                         17,916        15,002        13,151        12,225         11,087
                                                       ---------     ---------     ---------     ---------      ---------
     Net interest income                                 14,530        14,405        14,312        14,019         13,821
Provision for possible loan losses                          753           830         1,061           936            607
                                                       ---------     ---------     ---------     ---------      ---------
     Net interest income after provision
           for possible loan losses                      13,777        13,575        13,251        13,083         13,214
Noninterest income                                        5,051         4,502         4,658         3,932          3,444
Noninterest expense                                      12,715        11,810        11,600        11,262         11,152
                                                       ---------     ---------     ---------     ---------      ---------
Income before income taxes                                6,113         6,267         6,309         5,753          5,506
Income tax                                                1,106         1,183         1,504         1,390          1,379
                                                       ---------     ---------     ---------     ---------      ---------
      Net income                                         $5,007        $5,084        $4,805        $4,363         $4,127
                                                       =========     =========     =========     =========      =========

PER COMMON SHARE*
Basic earnings                                            $1.85         $1.86         $1.76         $1.59          $1.46
Diluted earnings                                          $1.81         $1.84         $1.74         $1.58          $1.43
Cash dividends declared                                   $0.76         $1.08         $0.47         $1.37          $0.52
Regular cash dividends paid                               $0.76         $0.68         $0.62         $0.56          $0.52
Special cash dividends paid                                 $ -         $0.40         $0.66           $ -            $ -
                                                       =========     =========     =========     =========      =========

BALANCE SHEET DATA
End of year
Total assets                                           $465,985      $444,679      $425,001      $353,865       $336,120
Loans, net                                              297,307       284,084       258,488       241,244        221,166
Deposits                                                357,209       333,310       326,579       274,555        268,202
Long-term debt                                           29,477        29,695        30,744        10,284         14,891
Shareholders' equity                                     43,201        39,260        39,901        36,305         35,341

PERFORMANCE YARDSTICKS (UNAUDITED)
Return on average assets                                  1.10%         1.18%         1.29%         1.26%          1.29%
Return on average equity                                 12.57%        12.95%        12.58%        12.03%         11.83%
Dividend payout ratio                                    42.18%        59.38% **     27.39%        88.27% **      36.42%
Average equity to average asset ratio                     8.77%         9.11%        10.24%        10.49%         10.87%

TRUST ASSETS UNDER MANAGEMENT (UNAUDITED)
Personal trusts (market value)                         $405,827      $418,723      $399,959      $349,647       $261,803
Corporate trusts (market value)                             168           806         1,105         1,219          1,037
                                                      ----------    ----------    ----------    ----------     ----------
                                                       $405,995      $419,529      $401,064      $350,866       $262,840
                                                      ==========    ==========    ==========    ==========     ==========

* PER SHARE INFORMATION HAS BEEN ADJUSTED RETROACTIVELY TO REFLECT ALL STOCK SPLITS AND DIVIDENDS.
** REFLECTS THE EFFECT OF SPECIAL CASH DIVIDENDS DECLARED.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis is intended to assist the reader in reviewing the financial information presented and should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein.

RESULTS OF OPERATIONS: SUMMARY

     Franklin Financial Services Corporation reported a slight decline in earnings for the year ended December 31, 2000 compared to the year ended December 31, 1999. Net income slipped to $5,007,000 for 2000 from $5,084,000 for 1999, a decrease of $77,000, or 1.51%. Net income recorded for the year ended December 31, 1998 was $4,805,000. Basic earnings per share were $1.85 for 2000 compared to $1.86 and $1.76 for 1999 and 1998, respectively. Return on average assets and return on average equity dipped to 1.10% and 12.57%, respectively, for 2000 from 1.18% and 12.95%, respectively, for 1999 and 1.29% and 12.58%, respectively for 1998. The decline in earnings for the year is largely attributable to net interest margin compression, higher salary and benefit costs, higher loan collection expenses and a soft mortgage origination environment.

     A more detailed discussion of the areas that had the greatest impact on the reported results for 2000 follows.

NET INTEREST INCOME

2000 VERSUS 1999:
     The most important source of the Corporation's earnings is net interest income which is defined as the difference between income on interest-earning assets and the expense of interest-bearing liabilities supporting those assets. Principal categories of interest-earning assets are loans and securities, while deposits, securities sold under agreements to repurchase (Repos), short-term borrowings and long term debt are the principal categories of interest-bearing liabilities. For the purpose of this discussion, net interest income is adjusted to a fully taxable equivalent basis. This adjustment facilitates performance comparisons between taxable and tax-free assets by increasing the tax-free income by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the Corporation's 34% Federal statutory rate. Net interest income remained flat at $15.8 million for the years ended December 31, 2000 and 1999. The net interest margin, which reflects interest rate spread plus the contribution of assets funded by noninterest-bearing sources, decreased to 3.71% for 2000 from 3.88% for 1999. A strong competitive environment for loans and deposits, significant growth in repurchase agreements and market-indexed deposit products as well as a steady rise in interest rates during the year 2000 all contributed to the compression of the Corporation's net interest margin. In June 2000, the Corporation purchase Bank Owned Life Insurance (BOLI) which totaled $6.0 million. This transaction moved $6.0 million from interest-earning assets to other assets. The Corporation recorded approximately $219,000 in noninterest income from BOLI in 2000. Although the BOLI purchase impacted the Corporation's net income favorably, it had an adverse impact on net interest income and contributed to the decline in the net interest margin.

                                              TABLE 1. NET INTEREST INCOME
                                                    (UNAUDITED)

   Net interest income, defined as interest income less interest expense, is as shown in the following table:


(DOLLARS  IN THOUSANDS)                          2000          % CHANGE           1999        % Change          1998
                                               ---------      ----------      ---------      ----------     ---------
Interest income                                 $32,446          10.33%        $29,407           7.08%       $27,463
Interest expense                                 17,916          19.42%         15,002          14.07%        13,151
                                               ---------      ----------      ---------      ----------
Net interest income                              14,530           0.87%         14,405           0.65%        14,312
Tax equivalent adjustment                         1,256                          1,375                           974
                                               ---------                      ---------                     ---------
Net interest income/fully taxable equivalent    $15,786           0.04%        $15,780           3.23%       $15,286
                                               =========                      =========                     =========

     Net interest income is affected primarily by variations in the volume and mix of the Corporation's earnings assets and interest-bearing liabilities as well as by changes in the level of interest rates. Volume growth of average interest-earning assets and average interest-bearing liabilities slowed dramatically in 2000 versus 1999. Average interest-earnings assets increased $18.8 million, or 4.63% to $425.1 million in 2000 from $406.3 million in 1999. Average interest-earnings liabilities grew $22.9 million, or 6.63%, to $367.6 million in 2000 from $344.7 million in 1999. The slower average balance sheet growth in 2000 versus 1999 was largely attributable to significantly less investment portfolio activity funded by long-term Federal Home Loan Bank borrowings that grew both sides of the balance sheet.

     Short-term interest rates rose steadily during the first half of 2000 before they leveled off at mid-year. The average prime rate and Federal Funds rate in 2000 were 9.23% and 6.24%, respectively, compared to 8.00% and 4.95%, respectively, in 1999. The yield curve became inverted for much of the second half of the year with short-term interest rates being higher than long-term rates, which adversely affected the Corporation's net interest income. Many of the Corporation's liabilities are linked to short-term rates while more of its assets have longer-term fixed interest rates. The yield on interest-earning assets increased 35 basis points to 7.93% for the year ended December 31, 2000, compared to 7.58% for 1999. More than offsetting the higher yield on interest-earning assets was an increase in the cost of interest-bearing liabilities totaling 52 basis points to 4.87% for the year ended December 31, 2000, compared to 4.35% for 1999.

     As reflected in Table 3, the higher yield plus the higher volume of interest-earning assets was almost entirely offset by the higher cost and higher volume of interest-bearing liabilities. Higher volumes of interest-earning assets and interest-bearing liabilities produced an increase to net interest income totaling $360,000 while higher interest rates offset that increase in 2000 versus 1999.

1999 VS. 1998:

     Average short-term interest rates were lower in 1999 than in 1998. The average prime rate and the average Federal Funds rate in 1999 were 8.00% and 4.95%, respectively, compared to 8.35% and 5.36%, respectively, in 1998. Net interest income on a tax-equivalent basis rose $494,000 to $15.8 million in 1999 from $15.3 million in 1998. Average interest-earning assets grew $55.5 million to $406.3 million for 1999 compared to $350.8 million in 1998 while the yield on those assets decreased 53 basis points to 7.58%. Average interest-bearing liabilities grew $55.0 million to $344.7 million in 1999 versus $289.7 million in 1998 with the rate paid on those liabilities down 19 basis points to 4.35%.

                                        TABLE 2. ANALYSIS OF NET INTEREST INCOME
                                                     (UNAUDITED)

                                               2000                            1999                            1998
                                  ------------------------------  ------------------------------  ------------------------------
                                  AVERAGE  INCOME OR   AVERAGE    AVERAGE  INCOME OR   AVERAGE    AVERAGE  INCOME OR   AVERAGE
(DOLLARS IN THOUSANDS)            BALANCE   EXPENSE   YIELD/RATE  BALANCE   EXPENSE   YIELD/RATE  BALANCE   EXPENSE   YIELD/RATE
                                  -------  ---------  ----------  -------  ---------  ----------  -------  ---------  ----------
Interest-earning assets:
     Interest-bearing
        deposits in
        other banks                $3,106       $201     6.47%     $6,970     $354       5.08%     $6,634       $359       5.41%
     Investment securities
        Taxable                    82,726      5,437     6.57%     79,771    4,681       5.87%     60,676      3,641       6.00%
        Nontaxable                 42,189      3,074     7.29%     47,068    3,470       7.37%     30,859      2,248       7.28%
     Loans, net of
        unearned discount         297,078     24,990     8.41%    272,470   22,277       8.18%    252,596     22,189       8.78%
                                  -------  ---------  ----------  -------  ---------  ----------  -------  ---------  ----------
     Total interest-earning
        assets                    425,099     33,702     7.93%    406,279   30,782       7.58%    350,765     28,437       8.11%
                                  -------  ---------  ----------  -------  ---------  ----------  -------  ---------  ----------
Other assets                       29,124                          24,428                          22,266
                                 --------                        --------                        --------
             Total assets        $454,223                        $430,707                        $373,031
                                 ========                        ========                        ========
Interest-bearing
liabilities:
     Deposits:
        Interest-bearing
             checking             $42,369       $731     1.73%    $44,246     $887       2.00%    $37,046       $801       2.16%
        Money market deposit
             accounts              86,061      4,618     5.37%     65,678    2,725       4.15%     49,933      2,125       4.26%
        Savings                    35,216      1,012     2.87%     38,305    1,079       2.82%     38,782      1,080       2.78%
        Time                      135,110      7,510     5.56%    138,265    7,250       5.24%    129,094      7,199       5.58%
                                  -------  ---------  ----------  -------  ---------  ----------  -------  ---------  ----------
          Total interest-bearing
             deposits             298,756     13,871     4.64%    286,494   11,941       4.17%    254,855     11,205       4.40%
                                  -------  ---------  ----------  -------  ---------  ----------  -------  ---------  ----------

Securities sold under
agreements to repurchase           34,872      2,125     6.09%     25,802    1,242       4.81%     20,205      1,053       5.21%
Short term borrowings               3,968        240     6.05%        510       29       5.69%      1,547         89       5.75%
Long term debt                     30,009      1,680     5.60%     31,916    1,790       5.61%     13,091        804       6.14%
                                  -------  ---------  ----------  -------  ---------  ----------  -------  ---------  ----------
      Total interest-bearing
             liabilities          367,605     17,916     4.87%    344,722   15,002       4.35%    289,698     13,151       4.54%
                                  -------  ---------  ----------  -------  ---------  ----------  -------  ---------  ----------
Noninterest-bearing
             deposits              43,332                          43,262                          41,237
Other liabilities                   3,420                           3,472                           3,886
Shareholders' equity               39,866                          39,251                          38,210
                                  -------                         -------                         -------
        Total liabilities
          and shareholders'
          equity                 $454,223                        $430,707                        $373,031
                                 ========                        ========                        ========
Net interest income/
        Net interest spread                   15,786     3.06%              15,780       3.23%                15,286       3.57%
                                           ---------                       ---------
Tax equivalent adjustment                     (1,256)                       (1,375)                             (974)
                                           ---------                       ---------                       ---------
Net interest income                          $14,530                       $14,405                           $14,312
                                           =========                       =========                       =========

All amounts have been adjusted to a tax-equivalent basis using a tax rate of 34%

                                                              Years ended December 31
                                                       --------------------------------------
                                                          2000          1999          1998
                                                       ----------   ------------   ----------
Rate Analysis:
     Yield on total earning assets                        7.93%         7.58%         8.11%
     Cost of funds supporting earning assets              4.22%         3.70%         3.75%

                                                       ----------   ------------   ----------
          Net rate on earning assets                      3.71%         3.88%         4.36%
                                                       ==========   ============   ==========

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

                                              2000 COMPARED TO 1999                    1999 Compared to 1998
                                          INCREASE (DECREASE) DUE TO:              Increase (Decrease) due to:
                                     ------------------------------------    ---------------------------------------
(AMOUNTS IN THOUSANDS)                VOLUME        RATE          NET          Volume        Rate          Net
                                     ----------   ----------   ----------    -----------   ----------   ------------
Interest earned on:
     Interest-bearing deposits
          in other banks                ($232)         $79        ($153)           $18         ($23)          ($5)
     Investment securities
          Taxable                         178          578          756          1,122          (82)        1,040
          Nontaxable                     (356)         (40)        (396)         1,195           27         1,222
     Loans                              2,056          657        2,713          1,682       (1,594)           88
                                     ----------   ----------   ----------    -----------   ----------   ------------
         Total net change in
            interest income             1,646        1,274        2,920          4,017       (1,672)        2,345
                                     ----------   ----------   ----------    -----------   ----------   ------------
Interest expense on:
     Interest-bearing checking            (36)        (120)        (156)           147          (61)           86
     Money market deposit
        accounts                          973          920        1,893            655          (55)          600
     Savings accounts                     (88)          21          (67)           (13)          12            (1)
     Time deposits                       (168)         428          260            495         (444)           51

     Securities sold under
          agreements
          to repurchase                   503          380          883            274          (85)          189
     Short term borrowings                209            2          211            (59)          (1)          (60)
     Long term borrowings                (107)          (3)        (110)         1,062          (76)          986
                                     ----------   ----------   ----------    -----------   ----------   ------------
               Total net change
                 in interest expense    1,286        1,628        2,914          2,561         (710)        1,851
                                     ----------   ----------   ----------    -----------   ----------   ------------
Increase (decrease) in net
     interest income                     $360        ($354)          $6         $1,456        ($962)         $494
                                     ==========   ==========   ==========    ===========   ==========   ============

     Nonaccruing loans are included in the loan balances used to calculate the above rate volume analysis. The interest associated with these nonaccruing loans is not shown in the loan income numbers. All nontaxable interest income has been adjusted to a tax-equivalent basis, using a tax rate of 34%.

PROVISION FOR POSSIBLE LOAN LOSSES

     The provision for possible loan losses charged against earnings in 2000 was $753,000 compared to $830,000 and $1.061 million in 1999 and 1998, respectively. Net charge-offs totaled approximately $745,000 in 2000 versus $520,000 and $816,000 in 1999 and 1998, respectively. Management performs a monthly analysis of the loan portfolio considering current economic conditions and other relevant factors to determine the adequacy of the allowance for possible loan losses. For more information, refer to the asset quality discussion and Tables 11, 12 and 13.

NONINTEREST INCOME AND EXPENSE

2000 VERSUS 1999:
     Noninterest income, excluding securities gains, grew $442,000, or 10.49%, to $4.65 million for the year ended December 31, 2000, compared to the same period ended December 31, 1999. Investment and trust services fees recorded a small increase of $64,000 to $2.4 million for 2000 compared to $2.3 million for 1999. Lower market values and reduced estate fees in 2000 were the primary contributors to the slow growth in investment and trust services fees. Service charges and fees were up $175,000, or 9.60%, to almost $2.0 million for the year ended December 31, 2000. Contributing to this increase was the implementation of an ATM access fee for noncustomers which added $130,000, higher debit card and point-of-sale activity added an extra $28,000 and a new method of processing official checks added $17,000. Other income grew $203,000 to $268,000 in 2000 from $65,000 in 1999. The primary contributor to this increase was income of $219,000 from bank-owned life insurance purchased in 2000. The Corporation realized securities gains totaling $396,000 for the year ended December 31, 2000, compared to $289,000 for the same period ended December 31, 1999.

     Total noninterest expense grew $905,000, or 7.66%, to $12.7 million for the year ended December 31, 2000, from $11.8 million for the year ended December 31, 1999. Salaries and employee benefits, legal and professional fees and other expense were the categories that recorded the largest increases. Salary expense, which includes commissions, "pay for performance," and other incentives, increased approximately $96,000, or 1.66%, to $5.9 million in 2000 versus $5.8 million in 1999. The increase in salary expense was partially offset by outsourcing the Internal Audit Department in the second quarter of 2000. Employee benefits expense was up approximately $95,000, or 7.27%, to $1.4 million in 2000 versus $1.3 million in 1999. A lower pension expense credit of $77,000 was the primary contributor to the increase in employee benefits in 2000 versus 1999. Another significant factor contributing to higher salaries and benefits expense was deferred costs related to loan originations. The Corporation deferred approximately $215,000 less in loan origination costs in 2000 versus 1999. Such costs reduced salaries and benefits by $491,000 in 2000 compared with $706,000 in 1999. The reduction in deferred costs was due primarily to a 25% decline in residential mortgage loan originations in 2000 versus 1999.

     Legal and professional fees were up $63,000, or 19.20%, to $391,000 for the year ended December 31, 2000, compared to $328,000 for the year ended December 31, 1999. The increase was primarily attributable to the outsourcing of internal audit in the second quarter of 2000 and was partially offset by a corresponding reduction in salaries and benefits.

     Other noninterest expense increased $381,000, or 18.8%, to $2.4 million for the year ended December 31, 2000 from $2.0 million for the year ended December 31, 1999. A loss on the sale of several nonperforming loans totaling approximately $138,000, increases in OREO expense and loan collection expense totaling $42,000 and $88,000, respectively, accounted for the majority of the increase. An increase of $77,000 in ATM expense was the next largest contributor to the increase in other noninterest expense. The remaining $36,000 was due to general operating increases.

     1999 VERSUS 1998:

     Total noninterest income, excluding securities gains, grew 4.46%, or $180,000 to $4.2 million for the year ended December 31, 1999, compared to the same period ended December 31, 1998. Investment and trust service fees were up $480,000 to $2.3 million in 1999 from $1.8 million in 1998. An aggressive sales culture from traditional trust business contributed to the strong increase in trust fee income. Other income was down $185,000, or 74.0%, to $65,000 in 1999 from $250,000 in 1998. The recognition of a deferred gain in 1998 from the 1993 sale of a real estate subsidiary accounted for the large variance in other income between 1999 and 1998. The Corporation recognized securities gains totaling $289,000 in 1999, down $336,000 from the $625,000 recognized in 1998.

     Total noninterest expense was up $210,000 to $11.8 million in 1999 compared to $11.6 in 1998. Higher salaries and benefits largely offset by reduced other expense in 1999 accounted for the modest increase in noninterest expense year to year. The reduction in other expense was related to amortization of intangibles and real estate write-down and demolition expense incurred in 1998 associated with the expansion of the corporate headquarters.

PROVISION FOR INCOME TAXES

     Federal income tax expense equaled $1.10 million in 2000 compared to $1.18 million and $1.50 million in 1999 and 1998, respectively. The Corporation's effective tax rate for the years ended December 31, 2000, 1999 and 1998 was 18.1%, 18.9% and 23.8%, respectively. An increase in tax-free income including earnings on the bank-owned life insurance over the past two years relative to pretax income was primarily responsible for the declining effective tax rate over the three-year period. For a more comprehensive analysis of Federal income tax expense refer to Note 10 of the accompanying financial statements.

FINANCIAL CONDITION

     One method of evaluating the Corporation's condition is in terms of its uses and sources of funds. Assets represent uses of funds while liabilities represent sources of funds. At December 31, 2000, total assets reached $465.99 million, an increase of $21.3 million, or 4.79%, compared to $444.68 million at December 31, 1999. Table 2 presents average balances of the Corporation's assets and liabilities over a three-year period. The following financial condition discussion will reference the average balance sheet in Table 2 unless otherwise noted.

     INVESTMENT SECURITIES:

     The Corporation invests in both taxable and tax-free securities as part of its asset/liability management. All securities are classified as available for sale at December 31, 2000. In 2000, investment securities averaged $124.9 million versus $126.8 million in 1999, a decrease of 1.51%. Average nontaxable securities were down $4.8 million to $42.2 million in 2000 while average taxable securities were up $2.9 million to $82.7 million. The decrease in average nontaxable securities was due primarily to calls and maturities while the increase in average taxable securities was primarily due to the purchase of corporate notes. With the exception of two nonrated securities with a market value of $1.2 million, the investment portfolio is made up entirely of investment grade securities.

                TABLE 4. INVESTMENT SECURITIES AT AMORTIZED COST
                                   (UNAUDITED)

The following tables present amortized costs of investment securities by type at December 31 for the past three years:

                                                                                AMORTIZED COST
                                                                ------------------------------------------------
                                                                     2000             1999             1998
                                                                -------------    -------------   ---------------
Equity Securities                                                  $5,469           $5,423           $3,404
U.S. Treasury securities and obligations of U.S. Government
    agencies and corporations                                      10,459           13,982           13,992
Obligations of state and political subdivisions                    43,832           48,271           48,490
Corporate debt securities                                          14,057           11,586            5,959
Mortgage-backed securities                                         30,157           31,320           25,572
Other                                                              20,613           20,606           27,000
                                                                -------------    -------------   ---------------
                                                                 $124,587         $131,188         $124,417
                                                                =============    =============   ===============

             TABLE 5. MATURITY DISTRIBUTION OF INVESTMENT PORTFOLIO
                                   (UNAUDITED)

The following presents an analysis of investment securities at December 31, 2000 by maturity, and the weighted average yield for each maturity presented. The yields presented in this table are presented on a tax-equivalent basis and have been calculated using the amortized cost.

                                                        After one year      After five years     After ten
                                    One year or less  through five years   through ten years       years              Total
                                    ----------------  ------------------   -----------------   ---------------   ----------------
                                      Fair               Fair                Fair                Fair               Fair
(DOLLARS  IN THOUSANDS)               Value    Yield     Value     Yield     Value     Yield     Value   Yield      Value   Yield
                                      -----    -----     -----     -----     -----     -----     -----   -----      -----   -----
U.S. Treasury securities &
      obligations of
      U.S. Government
      agencies & corporations
Obligations of state & political
      subdivisions                   $5,002    5.68%    $4,552     6.59%      $978     6.52%       $ -      -%    $10,532   6.15%
Corporate debt securities             2,022    5.91%     4,173     6.37%     4,263     7.01%    33,325   7.21%     43,782   7.05%
Mortgage-backed securities            3,008    6.55%     6,531     6.84%     1,914     7.33%     2,668   8.32%     14,121   7.12%
Other                                   796    5.90%     4,545     6.17%     6,169     6.31%    18,604   6.53%     30,114   6.41%
Equity securities                     2,978    6.59%     9,049     6.78%     4,936     6.86%     3,699   7.22%     20,662   6.85%
                                          -        -         -         -         -         -     5,963   6.20%      5,963   6.20%
                                    -----------------  -----------------   -----------------   ---------------   ----------------
                                    $13,806    6.00%   $28,850     6.61%   $18,260     6.74%   $64,259   7.04%   $125,174   6.78%
                                    =================  =================   =================   ===============   ================

                             TABLE 6. LOAN PORTFOLIO
                                   (UNAUDITED)

     The following table presents an analysis of the Bank's loan portfolio for each of the past five years:

                                                                                     December 31
                                                     -----------------------------------------------------------------------------
(AMOUNTS IN THOUSANDS)                                   2000            1999            1998             1997            1996
                                                     -----------     -----------     -----------      -----------     ------------
Real estate (primarily first mortgage
     residential loans)                                $102,771        $101,426         $92,293          $82,989         $79,478
Real estate - construction                                1,909           3,670           3,567            2,480           3,727
Commercial, industrial and agricultural                 134,413         123,021         108,540          103,471          91,244
Consumer (including home equity lines
     of credit)                                          62,081          59,826          57,637           55,608          49,777
                                                     -----------     -----------     -----------      -----------     ------------
     TOTAL LOANS                                        301,174         287,943         262,037          244,548         224,226
Less: Allowance for possible loan losses                 (3,867)         (3,859)         (3,549)          (3,304)         (3,060)
                                                     -----------     -----------     -----------      -----------     ------------
     NET LOANS                                         $297,307        $284,084        $258,488         $241,244        $221,166
                                                     ===========     ===========     ===========      ===========     ============

     LOANS:

     Total loans averaged $297.1 million in 2000 versus $272.5 million in 1999, an increase of 9.03%. As reflected in Table 6, the growth in the loan portfolio in 2000 occurred mostly in the commercial, industrial and agricultural category, which was up $11.4 million to $134.4 million at December 31, 2000, compared to $123.0 million at December 31, 1999. Growth in this arena has come from local municipalities and small and medium sized businesses. In addition, the Corporation has participated in commercial loans with other financial institutions within the region. The uncertainty of the economy in 2000 and the higher interest rate environment were factors contributing to the decrease in real estate lending, primarily first mortgage residential loans. The Corporation reported a slight decline of $416,000 to $104.7 million in real estate and real estate construction loan balances at December 31, 2000 compared to $105.1 million at December 31, 1999. Consumer loans continued their steady annual growth of just under 4.0% over the past three years. At December 31, 2000, consumer loans totaled $62.0 million, an increase of $2.2 million, or 3.76%, from $59.8 million at December 31, 1999.

          TABLE 7. MATURITIES AND INTEREST RATE TERMS OF SELECTED LOANS
                                   (UNAUDITED)

     Stated maturities (or earlier call dates) of selected loans as of December 31, 2000 are summarized in the table below. Residential mortgages and consumer loans are excluded from the presentation.

                                                                    After
                                                                  one year
                                                  Within         but within           After
(AMOUNTS IN THOUSANDS)                           one year        five years         five years           Total
                                               ------------   ----------------   ----------------   ---------------
Loans:
     Real estate - construction                      $1,909          $       -         $        -            $1,909
     Commercial, industrial and agricultural         20,094             47,639             66,680           134,413
                                               ------------   ----------------   ----------------   ---------------
                                                    $22,003            $47,639            $66,680          $136,322
                                               ============   ================   ================   ===============

     The following table shows for the above loans the amounts which have predetermined interest rates and the amounts which have variable interest rates at December 31, 2000:

                                             After
                                           one year
                                          but within           After
                                          five years         five years
                                       ----------------   ----------------
Loans with predetermined rates                 $18,019            $43,462
Loans with variable rates                       29,620             23,218
                                       ----------------   ----------------
                                               $47,639            $66,680
                                       ================   ================

     OTHER ASSETS:

     Average Other assets increased $4.7 million, or 19.22%, to $29.1 million in 2000. Included in average Other assets are Cash and Due from Banks, Premises and Equipment and Other Assets. The growth in average Other assets in 2000 versus 1999 came primarily from increases in premises and equipment and the purchase of Bank Owned Life Insurance (BOLI). Premises and equipment was up $1.7 million to $7.2 million at December 31, 2000, from $5.5 million at December 31, 1999. This increase is due primarily to ongoing construction of an addition to the Corporation's headquarters, the construction of Ritner Commons, a professional office complex in a new market which includes a new community office facility, and land acquisitions for future branch banking and ATM sites. BOLI purchased in June 2000 and recorded as an other asset totaled $6.0 million and contributed to the growth in average Other assets. The BOLI was purchased in order to enhance benefits to a designated group of officers and as an attractive tax-free investment that will provide approximately $19.0 million in death benefit coverage on the lives of those officers.

                     TABLE 8. TIME DEPOSITS OF $100,000 OR MORE
                                   (UNAUDITED)

     The maturity of outstanding time deposits of $100,000 or more at December 31, 2000 is as follows:


(AMOUNTS IN THOUSANDS)                                       Amount
                                                           ----------
Maturity distribution:
     Within three months                                      $12,853
     Over three through six months                             12,440
     Over six through twelve months                             8,169
     Over twelve months                                         1,622
                                                           ----------
          TOTAL                                               $35,084
                                                           ==========

     DEPOSITS AND BORROWINGS:

     Funding for asset growth in 2000 came from deposits, Securities sold under agreements to repurchase (Repos) and short-term borrowings. Average interest-bearing deposits grew $12.2 million, or 4.28%, to $298.8 million in 2000 from an average of $286.5 million in 1999. The growth in deposits came from money market accounts, which were up $20.4 million in 2000 versus 1999. All other interest-bearing deposit categories recorded decreases in volume in 2000 versus 1999. Average noninterest-bearing demand deposit volume remained steady year over year. Average Repos grew $9.1 million, or 35.27%, to $34.9 million in 2000 from $25.8 million in 1999. Repos represent corporate and municipal cash management accounts. The banking industry in general has experienced increased difficulty in relying totally on deposit growth to fund the growth in assets. The Corporation is no exception to this phenomenon and finds it necessary to look to alternate funding sources. One source of alternate funding for the Corporation is the Federal Home Loan Bank of Pittsburgh (FHLB). The Corporation has entered into both short-term and long-term debt arrangements with the FHLB. In 2000, short-term borrowings averaged $4.0 million and longer-term debt averaged $30.0 million as compared to $.5 million and $31.9 million, respectively, in 1999. As of December 31, 2000, the Corporation had the ability to borrow a total of $142.9 million from the FHLB. At December 31, 2000, the Corporation's outstanding debt with the FHLB was $29.5 million.

              TABLE 9. SHORT-TERM BORROWINGS AND SECURITIES SOLD UNDER
                       AGREEMENTS TO REPURCHASE (UNAUDITED)


(AMOUNTS IN THOUSANDS)                          2000                          1999                          1998
                                   ----------------------------   ---------------------------   ---------------------------
                                     SHORT-TERM     REPURCHASE      Short-Term    Repurchase      Short-Term    Repurchase
                                     BORROWINGS     AGREEMENTS      Borrowings    Agreements      Borrowings    Agreements
                                   ----------------------------   ---------------------------   ---------------------------
Ending balance                              $ -        $33,036         $12,500       $27,182             $ -       $24,414
Average balance                           3,968         34,872             510        25,802           1,547        20,205
Maximum month-end balance                15,800         41,728          12,500        33,496           8,350        24,414
Weighted-average interest rate
on average balances                       6.05%          6.09%           5.69%         4.81%           5.75%         5.21%


     SHAREHOLDERS' EQUITY:

     Shareholders' equity totaled $43.2 million at December 31, 2000, an increase of $3.9 million from $39.3 million at December 31, 1999. Increases of $2.9 million and $1.2 million in retained earnings and accumulated other comprehensive income were the primary contributors to the higher shareholders' equity.

     Cash dividends declared by the Board of Directors in 2000 and 1999 totaled $.76 and $1.08 per common share, respectively, and reduced shareholders' equity by $2.1 million and $3.0 million, respectively. Cash dividends in 1999 included a special cash dividend of $.40 per common share and regular quarterly cash dividends totaling $.68 per common share.

     On March 2, 2000, the Board of Directors authorized the repurchase of up to 75,000 shares of the Corporation's common stock over a twelve-month period ending in March 2001. Treasury stock repurchased is used for general corporate purposes including stock dividends and splits, employee benefit and executive compensation plans, and the dividend reinvestment plan. Under this program the Corporation repurchased 35,577 shares for approximately $595,000. In March 1999, the Board of Directors authorized a similar plan over a twelve-month period that ended March 2000. Under this program, the Corporation repurchased 15,975 shares for approximately $435,000. At December 31, 2000 and 1999, the Corporation held Treasury shares totaling 287,373 and 252,830, respectively, that were acquired through Board authorized stock repurchase programs.

     On March 8, 2001, the Board of Directors approved a new stock repurchase program which authorized the repurchase of up to 75,000 shares of the Corporation's common stock over a twelve-month period ending in March 2002.

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

     The leverage ratio compares Tier 1 Capital to total balance sheet assets while the risk-based ratio compares Tier 1 and total capital to risk-weighted assets and off-balance-sheet activity in order to make capital levels more sensitive to the risk profiles of individual banks.

     Current regulatory capital guidelines call for a minimum leverage ratio of 4.0% and minimum Tier 1 and total capital ratios of 4.0% and 8.0%, respectively. Well capitalized banking institutions are determined to have leverage capital ratios greater than or equal to 5.0% and Tier 1 and total capital ratios greater than or equal to 6.0% and 10.0%, respectively.

     Tier 1 capital is composed of common stock, additional paid-in capital, retained earnings and the effect of unrealized losses on available for sale equity securities, reduced by goodwill and other intangible assets.

     Total capital is composed of Tier 1 capital plus the includable portion of the allowance for possible loan losses. Table 10 presents the capital ratios for the consolidated Corporation at December 31, 2000, 1999 and 1998. At year-end, the Corporation and its banking subsidiary exceeded all regulatory capital requirements. For additional information on capital adequacy refer to Note 2 of the accompanying financial statements.

                             TABLE 10. CAPITAL RATIOS
                                   (UNAUDITED)

                                                       December 31
                                           2000           1999            1998
                                        ----------     -----------     ----------
Risk-based ratios:
     Tier 1                               12.62%         12.65%          12.73%
     Total capital                        13.79%         13.89%          13.97%

Leverage Ratio                             8.99%          8.72%           9.16%


     LOCAL ECONOMY:

     The economy in Franklin and Cumberland counties continues to be healthy. A recent report produced by the Northeast Regional Center for Rural Economic Development at Penn State University ranked Franklin County as the fifth-leading rural economy in the Northeast - and the top rural economy in Pennsylvania. Franklin County's unemployment rate in January was 4.4% - Cumberland County had an unemployment rate of 2.5%. State and national unemployment rates for December 2000 were 4.9% and 4.7% respectively.

         TABLE 11. ALLOCATION OF THE ALLOWANCE FOR POSSIBLE LOAN LOSSES
                                   (UNAUDITED)

     The following table shows the allocation of the allowance for possible loan losses by major loan category and the percentage of the loans in each category to total loans at year-end:

                                                                       December 31
                           -----------------------------------------------------------------------------------------------------
                                  2000                 1999                1998                 1997                 1996
                           ------------------   -----------------   -----------------    ------------------  -------------------
(AMOUNTS IN THOUSANDS)       $         %         $          %         $          %         $         %          $         %
                           --------   -------   --------  -------   --------  -------    --------   -------  --------  ---------
Real Estate                    200        35       279         36       239        39        251        37       220         37
Commercial, industrial
   and agricultural          2,667        44     2,480         43     1,779        39      1,489        40     1,326         41
Consumer                     1,000        21     1,100         21     1,531        22      1,564        23     1,514         22
                           --------   -------   --------  -------   --------  -------    --------   -------  --------  ---------
                            $3,867      100%    $3,859       100%    $3,549      100%     $3,304      100%    $3,060       100%
                           ========   =======   ========  =======   ========  =======    ========   =======  ========  =========

                                 TABLE 12. NONPERFORMING ASSETS
                                           (UNAUDITED)

     The following table presents an analysis of nonperforming assets for each of the past five years.

                                                                           December 31
                                                -----------------------------------------------------------------
(AMOUNTS IN THOUSANDS)                              2000          1999          1998          1997         1996
                                                -----------  -----------   -----------   -----------   ----------
Nonaccrual loans                                    $576        $3,131        $1,325        $1,148         $856
Loans past due 90 days or more
     (not included above)                            369           451           314           564          874
Restructured loans                                    -             -             -             -            -
                                                -----------  -----------   -----------   -----------   ----------
     Total nonperforming loans                       945         3,582         1,639         1,712        1,730
Other real estate                                  1,402           306           527           185           99
                                                -----------  -----------   -----------   -----------   ----------

     Total non performing assets                  $2,347        $3,888        $2,166        $1,897       $1,829
                                                ===========  ===========   ===========   ===========   ==========

Nonperforming loans to total loans                 0.31%         1.24%         0.63%         0.71%        0.78%

Nonperforming assets to total assets               0.50%         0.87%         0.51%         0.54%        0.54%

Allowance for loan losses to
   nonperforming loans                           409.21%       107.73%       216.53%       192.99%      176.88%

  It is the Corporation's policy to evaluate the probable collectibility of principal and interest due under terms of loan contracts for all loans 90 days or more past due or restructured loans. Further, it is the Corporation's policy to discontinue accruing interest on loans that are not adequately secured and not expected to be repaid in full or restored to current status. Upon determination of nonaccrual status, the Corporation reverses any current year accrued and unpaid interest from its income, and any prior year accrued and unpaid interest from the Corporation's allowance for loan losses. The Corporation has no foreign loans.

     ASSET QUALITY:

     Asset quality as measured by nonperforming assets improved at year-end 2000 from year-end 1999 (see Table 12). The two components of nonperforming assets are nonperforming loans (nonaccrual loans, loans past due 90 days or more and restructured loans) and other real estate acquired as a result of foreclosure or "ORE".

     Nonperforming assets decreased $1.54 million, or 39.63%, to $2.3 million at year-end 2000 from $3.9 million at year-end 1999. Nonperforming assets as a percentage of total assets decreased to .50% at December 31, 2000, from .87% at December 31, 1999. With the exception of 1999, the levels of nonperforming assets over the past five years have remained fairly constant as reflected in the ratio of nonperforming assets to total assets which has stayed within a range of .50% to .54%.

     Total nonperforming loans decreased $2.6 million, or 73.6%, to $945,000 at December 31, 2000, from $3.5 million at December 31, 1999. Nonaccrual loans decreased $2.5 million, or 81.6%, to $576,000 at year-end 2000 from $3.1 million at year-end 1999, due in large part to the foreclosure of two commercial facilities that were transferred to ORE and the sale of a pool of nonperforming loans. Loans past due 90 days or more decreased $82,000, or 18.2%, to $369,000 at December 31, 2000 compared to $451,000 at December 31, 1999. The Corporation had no restructured loans at December 31, 2000.

     Total nonperforming loans as a percentage of total loans decreased to .31% at December 31, 2000 from 1.24% at December 31, 1999, due to the reduction in nonperforming loans noted above and an increase in loan volume in 2000 versus 1999. With the exception of 1999 (which was driven by one large commercial credit) nonperforming loans have trended downward.

     Net charge-offs for the year ended December 31, 2000, totaled $745,000 and represented an increase of $225,000, or 43.3% for 2000 versus 1999. Commercial loan net charge-offs represented 23.7% of the total net charge-offs while consumer and real estate net charge-offs represented 40.7% and 35.6%, respectively.

     As shown in Table 13, commercial and real estate net charge-offs were higher in 2000 than in any of the prior years while consumer net charge-offs were lower. The lower consumer net charge-offs were a result of management's continuing effort to strengthen consumer loan quality through assessing underwriting standards and conducting ongoing employee training.

     Despite the fact that net charge-offs in 2000 totaled the second highest ($745,000, second only to $816,000 in 1998) of net charge-offs in five years, the Corporation's net loans charged-off in 2000 as a percentage of average loans was the second lowest in five years at .25% (1999 recorded .19%). This lower percentage was primarily the result of the growth in average loans over the five-year period.

     The allowance for possible loan losses, which equaled $3.87 million at December 31, 2000, versus $3.86 million at December 31, 1999, recorded little growth. The allowance represented 1.28% and 1.34% of total loans at December 31, 2000 and 1999, respectively, and provided coverage for nonperforming loans of
4.1 times and 1.1 times, respectively.

     Management utilizes a loan loss reserve analysis to establish the adequacy of the allowance for possible loan losses. This analysis has two components, specific and general allocations. A borrower's financial condition, repayment capacity, collateral values and/or guarantors' support are all considered in establishing specific allocations for identified credits. The Corporation's historical loan loss experience, delinquency rates, and general economic conditions are considered in establishing general allocations for the remainder of the loan portfolio. Management monitors the adequacy of the allowance on a monthly basis and reports its adequacy assessment to the Board of Directors monthly. Management believes that the allowance for loan losses was adequate at December 31, 2000.

     Maintaining asset quality is an essential element of the Corporation's financial performance. Accordingly, improving asset quality to reduce net charge-offs is a strategic objective of the Corporation. Management continues to reassess its underwriting standards and procedures. Additionally, 2001 will be the first full year of management's implementation of a consumer loan review function that will perform the same credit quality monitoring of the Corporation's consumer loan portfolio as the Corporation's commercial loan review function.

                  TABLE 13. ALLOWANCE FOR POSSIBLE LOAN LOSSES
                                   (UNAUDITED)

The following table presents an analysis of the allowance for possible loan losses for each of the past five years.


                                                                                 December 31
                                                         ----------------------------------------------------------------
(AMOUNTS IN THOUSANDS)                                      2000          1999          1998          1997          1996
                                                         ----------   ----------    ----------   ----------     ---------
Balance at beginning of year                              $3,859        $3,549        $3,304        $3,060        $3,141
Charge-offs:
     Commercial, industrial and agricultural                (222)          (69)         (189)         (113)         (183)
     Consumer                                               (371)         (469)         (688)         (637)         (582)
     Real estate                                            (289)          (90)          (84)          (32)          (12)
                                                         ----------   ----------    ----------   ----------     ---------
          Total charge-offs                                 (882)         (628)         (961)         (782)         (777)
                                                         ----------   ----------    ----------   ----------     ---------
Recoveries:
     Commercial, industrial and agricultural                  45            64            63            11            25
     Consumer                                                 68            44            82            79            64
     Real estate                                              24             -             -             -             -
                                                         ----------   ----------    ----------   ----------     ---------
          Total recoveries                                   137           108           145            90            89
                                                         ----------   ----------    ----------   ----------     ---------
Net charge-offs                                             (745)         (520)         (816)         (692)         (688)
                                                         ----------   ----------    ----------   ----------     ---------
Provision for possible loan losses                           753           830         1,061           936           607
                                                         ----------   ----------    ----------   ----------     ---------
Balance at end of year                                    $3,867        $3,859        $3,549        $3,304        $3,060
                                                         ==========   ==========    ==========   ==========     =========
Ratios:
     Net loans charged off as a percentage
          of average loans                                 0.25%         0.19%         0.32%         0.29%         0.32%
     Net loans charged off as a percentage of
          the provision for possible loan losses          98.94%        62.65%        76.91%        73.93%       113.34%
     Allowance as a percentage of loans                    1.28%         1.34%         1.35%         1.35%         1.36%

LIQUIDITY

     The Corporation must meet the financial services needs of the customers that it serves, while providing a satisfactory return on the shareholders' investment. In order to accomplish this, the Corporation must maintain sufficient liquidity in order to respond quickly to the changing level of funds required for both loan and deposit activity. The goal of liquidity management is to meet the ongoing cash flow requirements of depositors who want to withdraw funds and of borrowers who request loan disbursements. Historically, the Corporation has satisfied its liquidity needs from earnings, repayment of loans and amortizing investment securities, maturing investment securities, deposit growth and its ability to borrow through existing lines of credit. All investments are classified as available for sale which provides an additional source of readily available liquidity.

     Growth in deposits generally provides a major portion of the funds required to meet increased loan demand. At December 31, 2000, total deposits reached $357.2 million, an increase of $23.9 million, other borrowings decreased $12.7 million, securities sold under agreements to repurchase increased by $5.8 million - a net increase of $17.0 million to fund asset growth and meet liquidity needs. Table 9 presents specific information concerning short-term borrowings.

MARKET RISK

     In the course of its normal business operations, the Corporation is exposed to certain market risks. The Corporation has no foreign currency exchange rate risk, no commodity price risk or material equity price risk. However, it is exposed to interest rate risk. Financial instruments, which are sensitive to changes in market interest rates, include fixed and variable-rate loans, fixed-income securities, off-balance sheet derivatives, interest-bearing deposits and other borrowings. All interest rate risk arises in connection with financial instruments entered into for purposes other than trading.

     Changes in interest rates can have an impact on the Corporation's net interest income and the economic value of equity. The objective of interest rate risk management is to identify and manage the sensitivity of net interest income and economic value of equity to changing interest rates in order to achieve consistent earnings that are not contingent upon favorable trends in interest rates.

     The Corporation uses several tools to measure and evaluate interest rate risk. One tool is interest rate sensitivity or gap analysis. Gap analysis classifies assets and liabilities into maturity and repricing time intervals. The interest rate gap, the difference between maturing or repricing assets and liabilities, provides management with an indication of how different interest rate scenarios will impact net interest income. Table 14 presents a gap analysis of the Corporation at December 31, 2000 and 1999. The negative gaps in the under one-year time intervals suggest that the Corporation's near-term earnings would decline in a higher interest rate environment.

     Another tool for analyzing interest rate risk is financial simulation modeling which captures the impact of not only changing interest rates but also other sources of cash flow variability including loan and securities prepayments, loan repricing, deposit repricing and customer preferences. Financial simulation modeling forecasts both net interest income and the economic value of equity under a variety of different interest rate environments. Economic value of equity is defined as the estimated discounted present value of assets minus the discounted present value of liabilities and is a surrogate for long-term earnings. The Corporation regularly measures the effects of an up or down 200-basis point "rate shock" which is deemed to represent the outside limits of any reasonably probable movement in market interest rates during a one-year time frame. As indicated in Table 15, the financial simulation analysis revealed that as of December 31, 2000 prospective net interest income over a one-year time period would be adversely affected by either higher or lower market interest rates. The economic value of equity would be adversely affected by lower market interest rates but favorably affected by higher interest rates. The Corporation establishes tolerance guidelines for these measures of interest rate sensitivity. As of December 31, 2000 the Corporation was slightly outside the prescribed tolerance range for economic value of equity sensitivity to lower market interest rates but within the prescribed tolerance for net interest income sensitivity.

     Computations of the prospective effects of hypothetical interest rate changes are based on many assumptions, including relative levels of market interest rates, loan prepayments and deposit decay. Certain shortcomings are inherent in the computation of discounted present value and, if key relationships do not unfold as assumed, actual values may differ from those presented. Further, the computations do not contemplate any actions management could undertake in response to changes in market interest rates.

     During 1999, the Corporation entered into an interest rate cap transaction with a notional amount of $5 million and term of five years. The cap was purchased to hedge the Corporation's exposure to the impact of rate increases on its variable-rate funding sources. At December 31, 2000, the fair value of the cap was $76,000, compared to $238,000 at December 31, 1999. Of the $162,000 decline in fair value, $125,000 was reflected in other comprehensive income, net of tax, and the remaining $37,000 was reflected in interest expense. The Board of Directors has authorized bank management to enter into off-balance sheet transactions including interest rate swaps, caps and flows, forward rate agreements, options and future contracts in order to hedge interest rate risk. Off-balance sheet transactions are not limited to their notional amount. However, counterparties must have an investment grade long-term debt rating and per-counterparty credit exposure is limited by Board established parameters. Management is considering expanding its use of derivatives, specifically interest rate swaps and caps, as permitted by its Board-approved policy, to address interest rate risk.

                                   TABLE 14. INTEREST RATE SENSITIVITY ANALYSIS
                                                    (UNAUDITED)

                                                                       2000 INTEREST RATE SENSITIVITY GAPS
                                             -----------------------------------------------------------------------------------
               (AMOUNTS IN THOUSANDS)            1-90       91-181      182-365       1-5       BEYOND                   FAIR
                                                 DAYS        DAYS         DAYS       YEARS      5 YEARS     TOTAL        VALUE
                                                 ----        ----         ----       -----      -------     -----        -----
Interest-earning assets:
   Interest -bearing deposits in other banks   $2,650     $     -      $     -    $      -     $     -      $2,650       $2,650
   Investment securities                       35,107       6,270       12,620      31,140      40,037     125,174      125,174
   Loans, net of unearned income               90,618      22,012       36,750     107,966      43,828     301,174      303,376
                                             ---------   ---------    ---------  ----------   ---------  ----------   ----------
   Total interest-earning assets             $128,375     $28,282      $49,370    $139,106     $83,865    $428,998     $431,200
                                             =========   =========    =========  ==========   =========  ==========   ==========
Interest-bearing liabilities:
   Interest-bearing checking                 $      -     $     -      $     -    $      -     $43,762    $ 43,762       43,762
   Money market deposit accounts              100,079           -            -           -       3,314     103,393      103,393
   Savings                                      2,092           -            -           -      29,745      31,837       31,837
   Time                                        26,144      18,288       25,851      60,663         243     131,189      133,236
   Federal funds purchased and securities
        sold under agreement to repurchase     33,036           -            -           -           -      33,036       33,036
   Other borrowings                               961         656           30      20,613       7,217      29,477       30,710
                                             ---------   ---------    ---------  ----------   ---------  ----------   ----------
   Total interest-bearing liabilities        $162,312     $18,944      $25,881     $81,276     $84,281    $372,694     $375,974
                                             =========   =========    =========  ==========   =========  ==========   ==========
   Interest rate cap                            5,000                                                        5,000
   Interest rate gap                         ($28,937)     $9,338      $23,489     $57,830       ($416)    $56,304
   Cumulative interest rate gap              ($28,937)   ($19,599)      $3,890     $61,720     $61,304

                                                                       1999 Interest Rate Sensitivity Gaps
                                            ------------------------------------------------------------------------------------
               (AMOUNTS IN THOUSANDS)            1-90       91-181      182-365       1-5       Beyond                   Fair
                                                 Days        Days         Days       Years      5 Years     Total        Value
                                                 ----        ----         ----       -----      -------     -----        -----
Interest-earning assets:
   Interest -bearing deposits in
   other banks                                   $161     $     -      $     -    $      -    $      -        $161         $161
   Investment securities                       24,745       7,922       11,287      39,874      45,973     129,801      129,801
   Loans, net of unearned income               70,872      14,066       24,721      81,736      96,548     287,943      283,404
                                             ---------   ---------    ---------  ----------   ---------  ----------   ----------
   Total interest-earning assets              $95,778     $21,988      $36,008    $121,610    $142,521    $417,905     $413,366
                                             =========   =========    =========  ==========   =========  ==========   ==========
Interest-bearing liabilities:
   Interest-bearing checking                     $293     $     -      $     -    $      -     $43,552     $43,845      $43,845
   Money market deposit accounts               70,950           -            -           -       4,407      75,357       75,357
   Savings                                          -           -            -           -      35,335      35,335       35,335
   Time                                        27,229      25,560       38,715      43,596         376     135,476      122,273
   Federal funds purchased and securities
   sold under agreement to repurchase          39,682           -            -           -           -      39,682       39,682
   Other borrowings                                 -           -        7,019       2,458      20,218      29,695       28,240
                                             ---------   ---------    ---------  ----------   ---------  ----------   ----------
   Total interest-bearing liabilities        $138,154     $25,560      $45,734     $46,054    $103,888    $359,390     $344,732
                                             =========   =========    =========  ==========   =========  ==========   ==========
   Interest rate cap                            5,000                                                        5,000
   Interest rate gap                         ($37,376)    ($3,572)     ($9,726)    $75,556     $38,633     $58,515
   Cumulative interest rate gap              ($37,376)   ($40,948)    ($50,674)    $24,882     $63,515

   Note 1: The maturity/repricing distribution of investment securities is based on the maturity date for nonamortizing, noncallable securities; probable exercise/non-exercise of call option for callable securities; and estimated amortization based on industry experience for amortizing securities.

   Note 2: Distribution of loans is based on contractual repricing/repayment terms adjusted for expected prepayments based on historical patterns.

   Note 3: Interest-bearing checking, MMDA and savings accounts are non-maturity deposits which are distributed in accordance with contractual repricing terms and historical correlation to market interest rates.

            TABLE 15. SENSITIVITY TO CHANGE IN MARKET INTEREST RATES
                                   (UNAUDITED)

                                                                         2000 Future Interest Rate Scenarios
                                                       ------------------------------------------------------------------------
(AMOUNTS IN THOUSANDS)                                   -200 bps       -100 bps      Unchanged      +100 bps       +200 bps
                                                       -------------   -----------   -------------   -----------    -----------
Prospective one-year net interest income (NII):
    Projected net interest income                           $14,385        $14,718        $14,684        $14,359       $13,906
    Percent change                                            -2.0%           0.2%                         -2.2%         -5.3%
    Board policy limit                                        -7.5%          -3.8%                         -3.8%         -7.5%

Economic value of portfolio equity (EVE):

    Projected EVE                                           $41,450        $47,017        $53,420        $55,928       $55,286
    Percent change                                           -22.4%         -12.0%                          4.7%          3.5%
    Board policy limit                                       -20.0%         -10.0%                        -10.0%        -20.0%


                                                                         1999 Future Interest Rate Scenarios
                                                       ------------------------------------------------------------------------
(AMOUNTS IN THOUSANDS)                                   -200 bps       -100 bps        Unchanged    +100 bps       +200 bps
                                                         --------       --------        ---------    --------       --------
Prospective one-year net interest income (NII):
    Projected net interest income                           $16,245        $15,786        $15,276        $14,669       $14,040
    Percent change                                             6.3%           3.3%                         -4.0%         -8.1%
    Board policy limit                                        -7.5%          -3.8%                         -3.8%         -7.5%

Economic value of portfolio equity (EVE):

    Projected EVE                                           $57,193        $54,499        $48,869        $45,397       $40,387
    Percent change                                            17.0%          11.5%                         -7.1%        -17.4%
    Board policy limit                                       -20.0%         -10.0%                        -10.0%        -20.0%


KEY ASSUMPTIONS:

     1. RESIDENTIAL MORTGAGE LOANS AND MORTGAGE-BACKED SECURITIES PREPAY AT RATE-SENSITIVE SPEEDS CONSISTENT WITH OBSERVED HISTORICAL PREPAYMENT SPEEDS FOR POOLS OF RESIDENTIAL MORTGAGES.

     2. FIXED-RATE COMMERCIAL AND CONSUMER LOANS PREPAY AT RATE-SENSITIVE SPEEDS CONSISTENT WITH ESTIMATED PREPAYMENT SPEEDS FOR THESE TYPES OF LOANS.

     3. VARIABLE RATE LOANS AND VARIABLE RATE LIABILITIES REPRICE IN ACCORDANCE WITH THEIR CONTRACTUAL TERMS, IF ANY. RATE CHANGES FOR ADJUSTABLE RATE MORTGAGES ARE CONSTRAINED BY THEIR CONTRACTUAL CAPS AND FLOORS.

     4. INTEREST-BEARING NONMATURITY DEPOSITS REPRICE IN RESPONSE TO DIFFERENT INTEREST RATE SCENARIOS CONSISTENT WITH THE CORPORATION'S HISTORICAL RATE RELATIONSHIPS TO MARKET INTEREST RATES. NONMATURITY DEPOSITS RUN OFF OVER VARIOUS FUTURE TIME PERIODS, RANGING FROM ONE MONTH TO TWENTY YEARS, IN ACCORDANCE WITH ANALYSIS OF HISTORICAL DECAY RATES.

     5. INTEREST RATE SCENARIOS ASSUME AN IMMEDIATE, SUSTAINED AND PARALLEL SHIFT IN THE TERM STRUCTURE OF INTEREST RATES.

FORWARD-LOOKING STATEMENTS

     Certain statements appearing herein which are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements refer to a future period or periods, reflecting management's current views as to likely future developments, and use words "may," "will," "expect," "believe," "estimate," "anticipate," or similar terms. Because forward-looking statements involve certain risks, uncertainties and other factors over which the Corporation has no direct control, actual results could differ materially from those contemplated in such statements. These factors include (but are not limited to) the following: general economic conditions, changes in interest rates, change in the Corporation's cost of funds, changes in government monetary policy, changes in government regulation and taxation of financial institutions, changes in the rate of inflation, changes in technology, the intensification of competition within the Corporation's market area, and other similar factors.

IMPACT OF INFLATION

     The impact of inflation upon financial institutions such as the Corporation differs from its impact upon other commercial enterprises. Unlike most other commercial enterprises, virtually all of the assets of the Corporation are monetary in nature. As a result, interest rates have a more significant impact on the Corporation's performance than do the effects of general levels of inflation. Although inflation (and inflation expectations) may affect the interest rate environment, it is not possible to measure with any precision the impact of future inflation upon the Corporation.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information related to this item is included in Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders
Franklin Financial Services Corporation
Chambersburg, Pennsylvania

     We have audited the accompanying consolidated balance sheets of Franklin Financial Services Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of Franklin Financial Services Corporation for the year ended December 31, 1998 were audited by other auditors whose report, dated January 29, 1999, expressed an unqualified opinion on those statements.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the 2000 and 1999 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Franklin Financial Services Corporation as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



                                             /s/ Beard Miller Company LLP
     Harrisburg, Pennsylvania
     January 31, 2001

                           CONSOLIDATED BALANCE SHEETS


(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)                                                        December 31
                                                                                           -----------------------------
                                                                                                2000              1999
                                                                                           --------------   ------------
ASSETS
    Cash and due from banks (Note 3)                                                         $15,118           $14,956
    Interest-bearing deposits in other banks                                                   2,650               161
    Investment securities available for sale (Notes 1 and 4)                                 125,174           129,801
    Loans, net (Notes 1, 5 and 6)                                                            297,307           284,084
    Premises and equipment, net (Notes 1 and 7)                                                7,237             5,513
    Other assets                                                                              18,499            10,164
                                                                                           -----------     ------------
          TOTAL ASSETS                                                                      $465,985          $444,679
                                                                                           ===========     ============
LIABILITIES
    Deposits (Note 8)
         Demand (noninterest-bearing)                                                        $47,028           $43,297
         Savings and interest checking                                                       178,992           154,537
         Time                                                                                131,189           135,476
                                                                                           -----------     ------------
         Total Deposits                                                                      357,209           333,310
    Securities sold under agreements to repurchase(Note 9)                                    33,036            27,182
    Short term borrowings (Note 9)                                                               -              12,500
    Long term debt (Note 9)                                                                   29,477            29,695
    Other liabilities                                                                          3,062             2,732
                                                                                           -----------     ------------
         TOTAL LIABILITIES                                                                   422,784           405,419
                                                                                           -----------     ------------
SHAREHOLDERS' EQUITY (NOTES 2, 13 AND 15)

    Common stock, $1 par value per share,15,000 shares authorized with 3,045 shares issued and 2,758 and 2,792 outstanding at
       December 31, 2000 and 1999, respectively                                                3,045             3,045
    Capital stock without par value, 5,000 shares authorized with no
       shares issued and outstanding                                                             -                -
    Additional paid-in capital                                                                19,797            19,834
    Retained earnings                                                                         25,522            22,627
    Accumulated other comprehensive income (loss) (Note 11)                                      343              (876)
    Treasury stock                                                                            (5,506)           (4,938)
    Unearned compensation (Note 12)                                                              -                (432)
                                                                                           ----------      ------------
          TOTAL SHAREHOLDERS' EQUITY                                                          43,201            39,260
                                                                                           ----------      ------------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $465,985          $444,679
                                                                                           ==========      ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                           CONSOLIDATED STATEMENTS OF INCOME


(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)                                           Years ended December 31
                                                                              ------------------------------------------
                                                                                  2000             1999            1998
                                                                              ----------      ----------       ---------
INTEREST INCOME (NOTE 1)
     Loans                                                                     $24,698          $21,997         $21,956
     Deposits and other obligations of other banks                                 201              354             359
     Interest and dividends on investments:
          Taxable interest                                                       5,081            4,454           3,372
          Tax exempt interest                                                    2,143            2,401           1,613
          Dividend income                                                          323              201             163
                                                                              ----------      ----------       ---------
          TOTAL INTEREST INCOME                                                 32,446           29,407          27,463
                                                                              ----------      ----------       ---------
INTEREST EXPENSE
     Deposits                                                                   13,871           11,941          11,205
     Securities sold under agreements to repurchase                              2,125            1,242           1,053
     Short term borrowings                                                         240               29              89
     Long term debt                                                              1,680            1,790             804
                                                                              ----------      ----------       ---------
          TOTAL INTEREST EXPENSE                                                17,916           15,002          13,151
                                                                              ----------      ----------       ---------
          NET INTEREST INCOME                                                   14,530           14,405          14,312
Provision for possible loan losses (Notes 1 and 6)                                 753              830           1,061
                                                                              ----------      ----------       ---------
     Net interest income after provision for possible loan losses               13,777           13,575          13,251
                                                                              ----------      ----------       ---------
NONINTEREST INCOME
     Investment and trust services fees                                          2,391            2,327           1,847
     Service charges and fees                                                    1,996            1,821           1,936
     Other                                                                         268               65             250
     Securities gains                                                              396              289             625
                                                                              ----------      ----------       ---------
           TOTAL NONINTEREST INCOME                                              5,051            4,502           4,658
                                                                              ----------      ----------       ---------
NONINTEREST EXPENSE
     Salaries and employee benefits                                              6,818            6,412           5,615
     Net occupancy expense                                                         703              648             623
     Furniture and equipment expense                                               613              655             656
     Advertising                                                                   550              505             438
     Legal and professional fees                                                   391              328             358
     Data processing                                                               854              878             804
     Pennsylvania bank shares tax                                                  384              363             342
     Other                                                                       2,402            2,021           2,764
                                                                              ----------      ----------       ---------
           TOTAL NONINTEREST EXPENSE                                            12,715           11,810          11,600
                                                                              ----------      ----------       ---------
     Income before Federal income taxes                                          6,113            6,267           6,309
     Federal income tax expense (Note 10)                                        1,106            1,183           1,504
                                                                              ----------      ----------       ---------
           NET INCOME                                                           $5,007           $5,084          $4,805
                                                                              ==========      ==========       =========
EARNINGS PER SHARE (NOTE 1)

           BASIC EARNINGS PER SHARE                                              $1.85            $1.86           $1.76
           Weighted average shares outstanding                                   2,712            2,728           2,731

           DILUTED EARNINGS PER SHARE                                            $1.81            $1.84           $1.74
           Weighted average shares outstanding                                   2,759            2,770           2,769

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For years ended December 31, 2000, 1999 and 1998:

                                                                               Accumulated
                                                       Additional                 Other
                                             Common     Paid-in     Retained   Comprehensive   Treasury   Unearned
(DOLLARS IN THOUSANDS, EXCEPT                Stock      Capital     Earnings      Income        Stock     Compensation   Total
PER SHARE DATA)                                                                   (loss)
                                           ---------  ----------  ----------  --------------  ----------  ------------  --------
BALANCE AT DECEMBER 31, 1997                $3,045     $19,761     $17,087        $1,935      ($4,760)      ($763)      $36,305

Comprehensive income (Note 11):
  Net income                                  --          --         4,805          --           --           --          4,805
Unrealized holding gains arising
  during current period, net of tax           --          --          --             302         --           --            302
Reclassification adjustment for realized
  gains included in net income, net of tax    --          --          --            (454)        --           --           (454)
                                                                                                                        --------
Total Comprehensive income                                                                                                4,653
Cash dividends declared, $.47 per share       --          --        (1,316)         --           --           --         (1,316)
Cash in lieu of fractional shares
  on 50% stock split                          --          --           (14)         --           --           --            (14)
Common stock issued under
  stock option plans (Note 13)                --            32        --            --            140         --            172
Amortization of unearned
  compensation (Note 12)                      --          --          --            --           --           101           101
                                           ---------  ----------  ----------  --------------  ----------  ------------  --------
BALANCE AT DECEMBER 31, 1998                 3,045      19,793      20,562         1,783       (4,620)       (662)       39,901
                                           ---------  ----------  ----------  --------------  ----------  ------------  --------
Comprehensive income (Note 11):
Net income                                    --          --         5,084          --           --           --          5,084
Unrealized holding losses arising
  during current period, net of tax           --          --          --          (2,848)        --           --         (2,848)
Reclassification adjustment for realized
  gains included in net income, net of tax    --          --          --             151         --           --            151
Unrealized gain on interest rate cap, net
  of tax                                                                              38                                     38
                                                                                                                        --------
Total Comprehensive income                                                                                                2,425

Cash dividends declared, $1.08 per share      --          --        (3,019)         --           --           --         (3,019)
Common stock issued under
  stock option plans (Note 13)                --            31        --            --            117         --            148
Tax benefit of ESPP stock transaction         --            10        --            --           --           --             10
Acquisition of 15,975 shares of               --          --          --            --           (435)        --           (435)
  treasury stock
Amortization of unearned
  compensation (Note 12)                      --          --          --            --           --           230           230
                                           ---------  ----------  ----------  --------------  ----------  ------------  --------
BALANCE AT DECEMBER 31, 1999                 3,045      19,834      22,627          (876)      (4,938)       (432)       39,260
                                           ---------  ----------  ----------  --------------  ----------  ------------  --------
Comprehensive income (Note 11):
Net income                                    --          --         5,007          --           --           --          5,007
Unrealized holding losses arising
  during current period, net of tax           --          --          --           1,668         --           --          1,668
Reclassification adjustment for realized
  gains included in net income, net of tax    --          --          --            (367)        --           --           (367)
Unrealized loss on interest rate cap,
  net of tax                                                                         (82)                                   (82)
                                                                                                                        --------
Total Comprehensive income                                                                                                6,226
Cash dividends declared, $.76 per share       --          --        (2,112)         --           --           --         (2,112)
Common stock issued under
   stock option plans (Note 13)               --           (21)       --            --            100         --             79
Forfeiture of restricted stock                --           (16)       --            --            (73)         89          --
Acquisition of 35,577 shares of               --          --          --            --           (595)        --           (595)
treasury stock
Amortization of unearned
  compensation (Note 12)                      --          --          --            --           --           343           343
                                           ---------  ----------  ----------  --------------  ----------  ------------  --------
BALANCE AT DECEMBER 31, 2000                $3,045     $19,797     $25,522          $343      ($5,506)         $0       $43,201
                                           =========  ==========  ==========  ==============  ==========  ============  ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             Years ended December 31
                                                                                      -------------------------------------
                                                                                        2000          1999           1998
                                                                                      --------      ---------      --------
(AMOUNTS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                         $5,007         $5,084        $4,805
     Adjustments to reconcile net income to net cash provided
          by operating activities:
          Depreciation and amortization                                                    938            969         1,129
          Net accretion on investment securities                                          (137)          (285)         (154)
          Provision for possible loan losses                                               753            830         1,061
          Securities gains, net                                                           (396)          (289)         (625)
          Mortgage loans originated for sale                                           (10,614)       (14,084)      (26,083)
          Proceeds from sale of mortgage loans                                          10,698         14,204        26,048
          Principal (gain) loss on sale of mortgage loans                                  (84)          (120)           35
          Loss (gain) on sale of premises and equipment                                      3           (71)           294
          Increase in cash surrender value of life insurance                              (219)             -             -
          Increase in interest receivable and other assets                              (1,295)          (643)       (1,086)
          Increase in interest payable and other liabilities                               233            187           324
          Other, net                                                                       252            233            50
                                                                                      --------      ---------      --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                5,139          6,015         5,798
                                                                                      --------      ---------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
          Proceeds from sales of investment securities available for sale                6,993            940           945
          Proceeds from maturities of investment securities held to maturity                 -              -         5,579
          Proceeds from maturities of investment securities available for sale          39,227        100,072        26,085
          Purchase of investment securities available for sale                         (39,139)      (107,206)      (72,081)
          Net increase in loans                                                        (15,499)       (26,420)      (18,237)
          Purchase of bank owned life insurance                                         (6,000)             -             -
          Capital expenditures                                                          (2,477)          (711)       (1,246)
          Proceeds from sales of premises and equipment                                      1            374           208
                                                                                      --------      ---------      --------
NET CASH USED IN INVESTING ACTIVITIES                                                  (16,894)       (32,951)      (58,747)
                                                                                      --------      ---------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
          Net increase in demand deposits, NOW accounts
               and savings accounts                                                     28,186         14,133        32,972
          Net (decrease) increase in certificates of deposit                            (4,287)        (7,402)       19,052
          Net (decrease) increase in short term borrowings                              (6,646)        15,268        (2,811)
          Long term debt advances                                                        4,561          5,186        22,147
          Long term debt payments                                                       (4,780)        (6,235)       (1,687)
          Dividends paid                                                                (2,112)        (3,019)       (3,599)
          Common stock issued under stock option plans                                      79            148           172
          Purchase of treasury shares                                                     (595)          (435)        -
                                                                                      --------      ---------      --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                               14,406         17,644        66,246
                                                                                      --------      ---------      --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         2,651         (9,292)       13,297
CASH AND CASH EQUIVALENTS AS OF JANUARY 1                                               15,117         24,409        11,112
                                                                                      --------      ---------      --------

CASH AND CASH EQUIVALENTS AS OF DECEMBER 31                                            $17,768        $15,117       $24,409
                                                                                      ========      =========      ========

---------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID DURING THE YEAR FOR:
Interest paid on deposits and other borrowed funds                                     $17,595        $14,995       $12,748
Income taxes                                                                             1,464          1,057         1,845


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



               NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting policies of Franklin Financial Services Corporation and its subsidiaries conform to generally accepted accounting principles and to general industry practices. A summary of the more significant accounting policies which have been consistently applied in the preparation of the accompanying consolidated financial statements follows:

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Franklin Financial Services Corporation (the Corporation) and its wholly-owned subsidiary, Farmers and Merchants Trust Company, a commercial bank (the Bank) and the Bank's wholly owned subsidiary, Franklin Realty Services Corporation. All significant intercompany transactions have been eliminated.

     NATURE OF OPERATIONS - The Corporation conducts all of its business through its subsidiary bank, Farmers and Merchants Trust Company. The Bank serves its customer base through thirteen community offices located in Franklin and Cumberland Counties in Pennsylvania.

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

     INVESTMENT SECURITIES - Management classifies its securities at the time of purchase as available for sale or held to maturity. At December 31, 2000 and 1999, all securities were classified as available for sale, meaning that the Corporation intends to hold them for an indefinite period of time, but not necessarily to maturity. Available for sale securities are stated at estimated fair value, adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments of interest income through maturity. The related unrealized holding gains and losses are reported as a separate component of shareholders' equity, net of tax, until realized. Realized securities gains and losses are computed using the specific identification method. Gains or losses on the disposition of investment securities are based on the net proceeds and the adjusted carrying amount of the specific security sold.

     FINANCIAL DERIVATIVES - On October 1, 1998, the Corporation adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." As permitted under Statement No. 133, the Corporation transferred investment securities classified as "held to maturity" with a book value of $22,961,000 to the "available for sale" classification. The transfer resulted in an increase to Shareholders' equity of approximately $985,000, net of tax.

     Derivatives, which to date have been limited to one interest rate cap, are recognized on the balance sheet at fair value in other assets or liabilities, as appropriate. To the extent the derivatives are effective and meet the requirements for hedge accounting, changes in fair value are recognized in other comprehensive income with income statement reclassification occurring as the hedged item affects earnings. Conversely, changes in fair value attributable to ineffectiveness or attributable to derivatives that do not qualify as hedges are recognized as they occur in the income statement interest income or interest expense account associated with the hedged item.

     On September 27, 1999, the Bank entered into an interest rate cap transaction as a vehicle to partially hedge cash flows associated with interest expense on variable rate deposit accounts. The interest rate cap has a notional amount of $5,000,000, a term of five years, a strike rate of 6% and is indexed to a 3-month LIBOR.

     LOANS - Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of an allowance for loan losses and any deferred fees. Interest income is accrued on the unpaid principal balance. Loan origination fees are deferred and recognized as an adjustment of the yield (interest income) of the related loans. The Corporation is generally amortizing these amounts over the contractual life of the loan.

     The accrual of interest is generally discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management's judgement as to the collectibility of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

     ALLOWANCE FOR POSSIBLE LOAN LOSSES - The allowance for loan losses is established through provisions for loan losses charged against income. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.

     The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management's periodic evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans.

     A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans either by the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

     Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Corporation does not separately identify individual consumer and residential loans for impairment disclosures.

     PREMISES AND EQUIPMENT - Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lines of the related assets. When assets are retired or sold, the asset cost and related accumulated depreciation are eliminated from the respective accounts, and any resultant gain or loss is included in net income.

     The cost of maintenance and repairs is charged to operating expense as incurred, and the cost of major additions and improvements is capitalized.

     INTANGIBLE ASSETS - Intangible assets, consisting primarily of a customer list acquired through the purchase of several community offices, are stated at cost, less accumulated amortization. Amortization is recognized over a ten-year period. Intangible assets are reviewed periodically for impairment.

     OTHER REAL ESTATE - Other real estate is comprised of property acquired through a foreclosure proceeding or an acceptance of a deed in lieu of foreclosure. Balances are carried at the estimated fair value less any estimated disposition costs. Any losses realized upon disposition of the property, and holding costs prior thereto, are charged against income.

     FEDERAL INCOME TAXES - The Corporation and its subsidiary file a consolidated Federal income tax return. Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities using the applicable enacted marginal tax rate. Deferred income tax expenses or benefits are based on the changes in the deferred tax asset or liability from period to period.

     ADVERTISING EXPENSES - Advertising costs are expensed as incurred.

     TREASURY STOCK - The acquisition of treasury stock is recorded under the cost method. The subsequent disposition or sale of the treasury stock is recorded using the average cost method.

     TRUST ASSETS - Assets held in a fiduciary capacity are not assets of the Corporation and therefore are not included in the consolidated financial statements.

     OFF-BALANCE SHEET FINANCIAL INSTRUMENTS - In the ordinary course of business, the bank has entered into off-balance sheet financial instruments consisting of commitments to extend credit and letters of credit. Such financial instruments are recorded on the balance sheet when they are funded.

     STOCK BASED COMPENSATION - Stock options are accounted for under Accounting Principles Bulletin (APB) No. 25. Under APB 25, no compensation expense is recognized related to these purchase options. The pro forma impact to net income and earnings per share that would occur if compensation expense was recognized based on the estimated fair value of the options on the date of the grant is disclosed in the notes to the consolidated financial statements.

     PENSION - The provision for pension expense was actuarially determined using the projected unit credit actuarial cost method. The funding policy is to contribute an amount sufficient to meet the requirements of ERISA, subject to Internal Revenue Code contribution limitations.

     EARNINGS PER SHARE - Earnings per share is computed based on the weighted average number of shares outstanding during each year.

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

     A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:


(IN THOUSANDS)                                    2000    1999    1998
--------------                                   -----   -----   -----
Weighted average shares outstanding (basic)      2,712   2,728   2,731

Impact of common stock equivalents                  47      42      38
                                                 -----   -----   -----

Weighted average shares outstanding (diluted)    2,759   2,770   2,769
                                                 =====   =====   =====

     RECLASSIFICATIONS - Certain prior period amounts have been reclassified to conform with the current year presentation. Such reclassifications did not affect reported net income.

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

     COMPREHENSIVE INCOME - Comprehensive income is reflected in the Consolidated Statements of Changes in Shareholders' Equity and includes net income and unrealized gains or losses on investment securities and derivatives.



     RECENT ACCOUNTING PRONOUNCEMENTS:

     ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES - In September 2000, the Financial Accounting Standards Board issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement replaces SFAS No. 125 of the same name. It revises the standards of securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. This Statement is to be applied prospectively with certain exceptions. Other than these exceptions, earlier or retroactive application of its accounting provision is not permitted. The adoption of the Statement is not expected to have a significant impact on the Bank.

                          NOTE 2. REGULATORY MATTERS

     The Bank is limited as to the amount it may lend to the Corporation, unless such loans are collateralized by specific obligations. The Corporation and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000 and 1999, that the Corporation and the Bank met all capital adequacy requirements to which it is subject.

     As of December 31, 2000, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

     The table that follows presents the total risk-based, Tier 1 risk-based and Tier 1 leverage requirements for the Corporation and the Bank as defined by the FDIC. Actual capital amounts and ratios are also presented.

                                                                   As of December 31, 2000
                                                ---------------------------------------------------------------
                                                                                                  To be Well
                                                                                              Capitalized Under
                                                                        For Capital           Prompt Corrective
                                                     Actual          Adequacy Purposes        Action Provisions
                                                --------------       -----------------        -----------------
(Dollars in thousands)                          Amount   Ratio       Amount      Ratio         Amount     Ratio
----------------------                          -------  -----       -------     -----        -------     -----
TOTAL CAPITAL (TO RISK WEIGHTED ASSETS)
Corporation                                     $45,517  13.79%      $26,410     8.00%          N/A
Bank                                             41,976  12.85%       26,134     8.00%        $32,667     10.00%

TIER 1 CAPITAL (TO RISK WEIGHTED ASSETS)
Corporation                                     $41,650  12.62%      $13,205     4.00%          N/A
Bank                                             38,109  11.67%       13,067     4.00%        $19,600      6.00%

TIER 1 CAPITAL (TO AVERAGE ASSETS)
Corporation                                     $41,650   8.99%      $18,535     4.00%          N/A
Bank                                             38,109   8.27%       18,438     4.00%        $23,048      5.00%


                                                                   As of December 31, 1999
                                                ---------------------------------------------------------------
                                                                                                  To be Well
                                                                                              Capitalized Under
                                                                        For Capital           Prompt Corrective
                                                     Actual          Adequacy Purposes        Action Provisions
                                                --------------       -----------------        -----------------
(Dollars in thousands)                          Amount   Ratio       Amount      Ratio        Amount      Ratio
----------------------                          -------  -----       -------     -----        -------     -----
TOTAL CAPITAL (TO RISK WEIGHTED ASSETS)
Corporation                                     $42,494  13.89%      $24,469     8.00%          N/A
Bank                                             38,930  12.82%       24,298     8.00%        $30,373     10.00%

TIER 1 CAPITAL (TO RISK WEIGHTED ASSETS)
Corporation                                     $38,697  12.65%      $12,235     4.00%          N/A
Bank                                             35,133  11.57%       12,149     4.00%        $18,224      6.00%

TIER 1 CAPITAL (TO AVERAGE ASSETS)
Corporation                                     $38,697   8.72%      $17,755     4.00%          N/A
Bank                                             35,133   7.94%       17,698     4.00%        $22,122      5.00%


     Although not adopted in regulation form, the Pennsylvania Department of Banking utilizes capital standards requiring a minimum of 6% leverage capital and 10% risk-based capital, defined substantially the same as those by the FDIC.

                        NOTE 3. RESTRICTED CASH BALANCES

     The Corporation's subsidiary bank is required to maintain reserves against its deposit liabilities in the form of cash and balances with the Federal Reserve Bank. At December 31, 2000 and 1999, required reserves held at the Federal Reserve Bank for the bank subsidiary, were approximately $4,590,000 and $4,965,000. In addition, as compensation for check clearing and other services, a compensatory balance maintained at the Federal Reserve Bank at December 31, 2000 and 1999, equaled approximately $900,000.

                NOTE 4. INVESTMENT SECURITIES AVAILABLE FOR SALE

       The amortized cost and estimated fair value of investment securities available for sale as of December 31, 2000 and 1999 are as follows:

                                                                              Gross        Gross     Estimated
                                                               Amortized   unrealized   unrealized     fair
                        2000                                      cost        gains       losses       value
----------------------------------------------------------     ---------   ----------   ----------   ---------
EQUITY SECURITIES                                                $5,469        $579          $85        $5,963
U.S. TREASURY SECURITIES AND OBLIGATIONS OF U.S.
      GOVERNMENT AGENCIES AND CORPORATIONS                       10,459          78            5        10,532
OBLIGATIONS OF STATE AND POLITICAL SUBDIVISIONS                  43,832         790          840        43,782
CORPORATE DEBT SECURITIES                                        14,057          80           16        14,121
MORTGAGE-BACKED SECURITIES                                       30,157          62          105        30,114
OTHER                                                            20,613          94           45        20,662
                                                               ---------   ----------   ----------   ---------
                                                               $124,587      $1,683       $1,096      $125,174
                                                               =========   ==========   ==========   =========

                                                                              Gross        Gross     Estimated
                                                               Amortized   unrealized   unrealized     fair
                        1999                                      cost        gains       losses       value
----------------------------------------------------------     ---------   ----------   ----------   ---------
Equity securities                                                $5,423        $659         $244        $5,838
U.S. Treasury securities and obligations of U.S.
      Government agencies and corporations                       13,982           3          165        13,820
Obligations of state and political subdivisions                  48,271         515        1,515        47,271
Corporate debt securities                                        11,586          46           76        11,556
Mortgage-backed securities                                       31,320          19          603        30,736
Other                                                            20,606          79          105        20,580
                                                               ---------   ----------   ----------   ---------
                                                               $131,188      $1,321       $2,708      $129,801
                                                               =========   ==========   ==========   =========

      At December 31, 2000 and 1999, the book value of investment securities pledged to secure public funds, trust balances and other deposits and obligations totaled $71,908,000 and $94,267,000, respectively.

      The amortized cost and estimated fair value of debt securities at December 31, 2000, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                   Estimated
                                                    Amortized        fair
                                                      cost           value
                                                    ---------      ---------
Due in one year or less                              $13,023        $13,010
Due after one year through five years                 24,173         24,306
Due after five years through ten years                12,101         12,091
Due after ten years                                   39,664         39,690
                                                    ---------      ---------

                                                     $88,961        $89,097
Mortgage-backed securities                            30,157         30,114
                                                    ---------      ---------

                                                    $119,118       $119,211
                                                    =========      =========

     Gross gains of $396,000, $289,000 and $625,000 were realized on the sale of securities for the years ended December 31, 2000, 1999 and 1998, respectively.

                                 NOTE 5. LOANS

     A summary of loans outstanding at the end of the reporting periods is as follows:

                                                                 December 31
                                                             -------------------
(AMOUNTS IN THOUSANDS)                                         2000       1999
----------------------                                       --------   --------
Real estate (primarily first mortgage residential loans)     $102,771   $101,426
Real estate - Construction                                      1,909      3,670
Commercial real estate                                         62,559     67,352
Commercial, industrial and agricultural                        71,854     55,669
Consumer (including home equity lines of credit)               62,081     59,826
                                                             --------   --------
                                                              301,174    287,943
Less:  Allowance for possible loan losses                      (3,867)    (3,859)
                                                             --------   --------
Net Loans                                                    $297,307   $284,084
                                                             ========   ========

     Loans to directors and executive officers and to their related interests and affiliated enterprises amounted to approximately $1,044,000 and $1,185,000 at December 31, 2000 and 1999, respectively. Such loans are made in the ordinary course of business at the Bank's normal credit terms and do not present more than a normal risk of collection. During 2000 approximately $483,000 of new loans were made and repayments totaled approximately $624,000.

                   NOTE 6. ALLOWANCE FOR POSSIBLE LOAN LOSSES

                                           Years ended December 31
                                          ------------------------
(AMOUNTS IN THOUSANDS)                     2000     1999     1998
----------------------                    ------   ------   ------
Balance at beginning of year              $3,859   $3,549   $3,304
Charge-offs                                 (882)    (628)    (961)
Recoveries                                   137      108      145
                                          ------   ------   ------
Net charge-offs                             (745)    (520)    (816)
                                          ------   ------   ------
Provision for possible loan losses           753      830    1,061
                                          ------   ------   ------
Balance at end of year                    $3,867   $3,859   $3,549
                                          ======   ======   ======

     At December 31, 2000 and 1999 the Corporation had no restructured loans. Nonaccrual loans at December 31, 2000 and 1999 were approximately $576,000 and $3,131,000, respectively. The gross interest that would have been recorded if these loans had been current in accordance with their original terms and the amounts actually recorded in income were as follows:


(AMOUNTS IN THOUSANDS)                     2000   1999   1998
----------------------                     ----   ----   ----
Gross interest due under terms             $116   $335   $159
Amount included in income                    (4)   (98)   (48)
                                           ----   ----   ----
       Interest income not recognized      $112   $237   $111
                                           ====   ====   ====

  At December 31, 2000 and 1999, the recorded investment in loans that were considered to be impaired, as defined by Statement No. 114, totaled $340,000 and $2,982,000, respectively. Impaired loans have an allowance for credit losses of $280,000 and $129,000 as of December 31, 2000 and 1999, respectively. The Corporation does not recognize interest income on its impaired loans. Cash receipts on impaired loans are credited to the earliest amount owed by the borrower. The average recorded investment in impaired loans during the years ended December 31, 2000, 1999 and 1998 was $990,000, $1,732,000 and $1,033,000,
respectively.

                         NOTE 7. PREMISES AND EQUIPMENT

     Premises and equipment consist of:

                                              December 31
                                            ---------------
(AMOUNTS IN THOUSANDS)                       2000     1999
----------------------                      ------   ------
Land                                        $1,295     $802
Buildings                                    8,967    7,609
Furniture, fixtures and equipment            6,585    5,979
                                            ------   ------
Total cost                                  16,847   14,390
Less: Accumulated Depreciation              (9,610)  (8,877)
                                            ------   ------
                                            $7,237   $5,513
                                            ======   ======

                                NOTE 8. DEPOSITS

     Deposits are summarized as follows:

                                             December 31
                                          ------------------
(AMOUNTS IN THOUSANDS)                      2000      1999
----------------------                    --------  --------
Demand, noninterest-bearing                $47,028   $43,297
Savings:
     Interest-bearing checking              43,762    43,845
     Money market accounts                 103,393    75,357
     Passbook and statement savings         31,837    35,335
                                          --------  --------
                                           178,992   154,537
                                          --------  --------
Time:
     Deposits of $100,000 and over          35,084    34,933
     Other time deposits                    96,105   100,543
                                          --------  --------
                                           131,189   135,476
                                          --------  --------
          Total deposits                  $357,209  $333,310
                                          ========  ========

     At December 31, 2000, the scheduled maturities of time deposits are as follows:

                        2001               $70,282
                        2002                38,604
                        2003                15,653
                        2004                 2,426
                        2005                 3,943
             2006 and beyond                   281
                                          --------
                                          $131,189
                                          ========

       NOTE 9. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE, SHORT TERM
                          BORROWINGS AND LONG TERM DEBT

     The Corporation enters into sales of securities under agreements to repurchase. Securities sold under agreements to repurchase averaged $34,872,000 and $25,802,000 during 2000 and 1999, respectively, and the maximum amounts outstanding at any month-end during 2000 and 1999, were $41,728,000 and $33,496,000, respectively. The weighted average interest rate on these repurchase agreements was 6.09% and 4.81% for 2000 and 1999, respectively. At December 31, 2000, securities sold under agreements to repurchase totaled $33,036,000 with interest rates ranging from 5.53% to 6.43%. At December 31, 1999, securities sold under agreements to repurchase totaled $27,182,000 with interest rates ranging from 4.62% to 5.52%. The securities that serve as collateral for securities sold under agreements to repurchase consist primarily of U.S. Government and U.S. Agency securities with a fair value of $41,678,000 at December 31, 2000. The securities sold under agreements to repurchase are overnight borrowings.

     A summary of short term borrowings and long term debt at the end of the reporting period follows:

                                                    December 31
                                                 -----------------
(AMOUNTS IN THOUSANDS)                            2000       1999
----------------------                           -------   -------
Open Repo Plus (a)                               $     -   $12,500
Term loans (b)                                    29,477    29,695
                                                 -------   -------
Total other borrowings                           $29,477   $42,195
                                                 =======   =======


(a) Open Repo Plus is a revolving term commitment with the Federal Home Loan Bank of Pittsburgh (FHLB) used on an overnight basis. The term of these commitments may not exceed 364 days and the outstanding balance reprices daily at market rates.

(b) Term loans with the FHLB bear interest at fixed rates ranging from 5.08% to 6.87% (weighted average rate of 5.69%) with various maturities beginning January 29, 2001 to July 13, 2009. All borrowings from the FHLB are collateralized by FHLB stock, mortgage-backed securities and first mortgage loans.

      The scheduled maturities of the term borrowings are as follows:

                        2001                      $1,647
                        2002                         153
                        2003                       2,000
                        2004                       2,898
                        2005                         562
                        2006 and beyond           22,217
                                                 -------
                                                 $29,477
                                                 =======

The Corporation's maximum borrowing capacity at December 31, 2000, with the FHLB was $142,927,000. The total amount available to borrow at year-end was approximately $113,450,000.

                          NOTE 10. FEDERAL INCOME TAXES

     The temporary differences which give rise to significant portions of deferred tax assets and liabilities under Statement No.109 are as follows (amounts in thousands):

                                                             DECEMBER 31
                                                       -----------------------
             DEFERRED TAX ASSETS:                       2000             1999
             ----------------------------------        -----------------------
             Allowance for possible loan losses       $1,315           $1,312
             Deferred compensation                       232              224
             Restricted stock                            366              241
             Depreciation                                188              140
             Deferred loan fees and costs,net            176              188
             Net unrealized loss on securities             -              472
             Other, net                                   83              157
                                                       -----            -----
                  Total                                2,360            2,734
                                                       -----            -----
             DEFERRED TAX LIABILITIES
             ---------------------------------
             Pension                                     300              191
             Mortgage servicing rights                   161              154
             Net unrealized gain on securities           200                0
                                                       -----            -----
                  Total                                  661              345
                                                       -----            -----
             Net deferred tax asset                   $1,699           $2,389
                                                       =====            =====

     The components of the provision for Federal income taxes attributable to income from operations were as follows:

                                                YEARS ENDED DECEMBER 31
                                      ---------------------------------------
(AMOUNTS IN THOUSANDS)                  2000             1999            1998
                                      ------           ------          ------
Currently payable                     $1,090           $1,320          $1,694
Deferred tax expense (benefit)            16            (137)           (190)
                                      ------           ------          ------
Income tax provision                  $1,106           $1,183          $1,504
                                      ======           ======          ======

     For the years ended December 31, 2000, 1999 and 1998, the income tax provisions are different from the tax expense which would be computed by applying the Federal statutory rate to pretax operating earnings. A reconciliation between the tax provision at the statutory rate and the tax provision at the effective tax rate is as follows:

                                                   YEARS ENDED DECEMBER 31
                                               -----------------------------
(AMOUNTS IN THOUSANDS)                           2000         1999      1998
                                               ------       ------    ------
Tax provision at statutory rate                $2,078       $2,131    $2,145
Income on tax-exempt loans and securities       (956)        (983)     (685)
Nondeductible interest expense relating to
     carrying tax-exempt obligations              159          138        95
Dividends received exclusion                     (22)         (18)      (17)
Life insurance exemptions                        (77)          (4)       (6)
Other, net                                       (76)         (81)      (28)
                                               ------       ------    ------
Income tax provision                           $1,106       $1,183    $1,504
                                               ======       ======    ======

     The tax provision applicable to securities gains for the years ended December 31, 2000, 1999 and 1998 was $135,000, $98,000 and $212,000,
respectively.

                          NOTE 11. COMPREHENSIVE INCOME

 The components of comprehensive income not included in net income for 1998, 1999, and 2000 are as follows:

                                                        INTEREST RATE CAP    SECURITIES GAINS/LOSSES           TOTAL
                                                    -----------------------  -----------------------   ----------------------
(AMOUNTS IN THOUSANDS)                              BEFORE TAX   NET OF TAX  BEFORE TAX   NET OF TAX   BEFORE TAX  NET OF TAX
                                                    ----------   ----------  ----------   ----------   ----------  ----------
DECEMBER 31, 1997 ACCUMULATED OTHER
  COMPREHENSIVE INCOME                                  $ -          $ -        $ 2,932     $  1,935      $ 2,932      $1,935
Unrealized gains arising during the period                                          458          302          458         302
Reclassification adjustment for gains included in net
  income                                                                           (688)        (454)        (688)       (454)
                                                    ----------   ----------   ----------   ----------   ----------   ---------
DECEMBER 31, 1998 ACCUMULATED OTHER
  COMPREHENSIVE INCOME                                   -            -           2,702        1,783        2,702       1,783
                                                    ----------   ----------   ----------   ----------   ----------   ---------
Unrealized gains(losses) arising during the period          49          32       (4,315)      (2,848)      (4,266)     (2,816)
Reclassification adjustment for losses included in
net income                                                   9           6          229          151          238         157
                                                    ----------   ----------   ----------   ----------   ----------   ---------
DECEMBER 31, 1999 ACCUMULATED
  OTHER COMPREHENSIVE LOSS                                  58          38       (1,385)        (914)      (1,327)       (876)
                                                    -----------  ----------   ----------   ----------   ----------   ---------
UNREALIZED GAINS(LOSSES) ARISING DURING THE PERIOD        (162)       (107)       2,527        1,668        2,365       1,561
RECLASSIFICATION ADJUSTMENT FOR (GAINS)LOSSES
  INCLUDED IN NET INCOME                                     37          25       (556)        (367)        (518)       (342)
                                                    -----------  ----------   ----------   ----------   ----------   ---------
DECEMBER 31, 2000 ACCUMULATED
  OTHER COMPREHENSIVE INCOME                              ($67)       ($44)        $586         $387         $519        $343
                                                    ===========  ==========   ==========   ==========   ==========   ==========

                         NOTE 12. EMPLOYEE BENEFIT PLANS

     The Bank has a noncontributory pension plan covering substantially all employees of F&M Trust who meet certain age and service requirements. Benefits are based on years of service and the employee's compensation during the highest five consecutive years out of the last ten years of employment. The Bank's funding policy is to contribute annually the amount required to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974. Contributions are intended to provide not only for the benefits attributed to service to date but also for those expected to be earned in the future.

     The following table sets forth the plan's funded status at December 31, 2000, based on the September 30, 2000 actuarial valuation together with comparative 1999 and 1998 amounts:

                                                             FOR THE YEARS ENDED DECEMBER 31
                                                           --------------------------------------
(AMOUNTS IN THOUSANDS)                                        2000          1999           1998
                                                           ---------      --------       --------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year                      $ 8,682       $ 8,433        $ 7,611
Service cost                                                     335           314            266
Interest cost                                                    568           527            531
Amendments                                                       176             -              -
Actuarial loss (gain)                                          (472)         (233)            380
Benefits paid                                                  (376)         (359)          (355)
                                                            --------       --------       --------
Benefit obligation at end of year                              8,913         8,682          8,433
                                                            --------       --------       --------
CHANGE IN PLAN ASSETS

Fair value of plan assets at beginning of year                11,889        11,541         11,223
Actual return on plan assets                                     795           707            673
Employer contribution                                              -             -              -
Benefits Paid                                                  (376)         (359)          (355)
                                                            --------       --------       --------
Fair value of plan assets at end of year                      12,308        11,889         11,541
                                                            --------       --------       --------
Funded Status                                                  3,394         3,207          3,108
Unrecognized transitional gain                                     -          (39)           (78)
Unrecognized net actuarial gain                              (2,684)       (2,625)        (2,893)
Unrecognized prior service cost                                  238            86             96
                                                            --------       --------       --------
Prepaid benefit cost                                            $948          $629           $233
                                                            ========       ========       ========
WEIGHTED-AVERAGE ASSUMPTIONS AS OF
   DECEMBER 31                                                  2000          1999           1998
                                                            --------       ---------      --------
Discount rate                                                  7.00%         6.50%          6.50%
Expected return on plan assets                                 8.00%         8.00%          8.00%
Rate of compensation increase                                  5.25%         5.25%          5.25%

                                                                 FOR THE YEARS ENDED DECEMBER 31
                                                              ------------------------------------
COMPONENTS OF NET PERIODIC BENEFIT COST                         2000          1999           1998
                                                              -------        ------        -------
Service cost                                                    $335          $314           $266
Interest cost                                                    568           527            531
Expected return on plan assets                               (1,020)         (987)          (971)
Amortization of transitional asset                              (39)          (39)           (39)
Amortization of prior service cost                                24            11             11
Recognized net actuarial gain                                  (187)         (222)          (299)
                                                              -------       -------        -------
Net periodic benefit cost                                     ($319)        ($396)         ($501)
                                                              =======       =======        =======

     The Bank has a 401(k) plan covering substantially all employees of F&M Trust who have completed one year and 1000 hours of service. In 2000, employee contributions to the plan were matched at 100% up to 3% of each employee's deferrals plus 50% of the next 2% of deferrals from participants eligible compensation. In addition, a 100% discretionary profit sharing contribution of up to 2% of each employee's eligible compensation was possible provided net income targets were achieved. The Bank's Board of Directors approves the established net income targets annually. Under this plan, not more than 19.00% of each participants total compensation may be contributed in any given year. The related expense for the 401(k) plan and the profit sharing plan in 2000, 1999 and 1998, as approved by the Board of Directors, was approximately $194,000, $209,000 and $266,000, respectively.

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

     Pursuant to the Plan, in 1991 the Corporation implemented a program known as the Senior Management Incentive Program (the Program) and, under the Program, as of December 31, 2000, has awarded 165,021 restricted shares of $1.00 par value per share common stock of the Corporation to certain employees at no cost to the employee participants. These shares are issued subject to specific transfer restrictions, including the passage of time, ranging from one to ten years; and shall fully vest upon the expiration of ten years from the date of the agreements, or earlier, dependent upon the Corporation meeting certain income requirements established by the Board of Directors.

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

     Unearned compensation, representing the fair market value of the shares at the date of issuance, will be charged to income over the vesting period. The cost associated with the Program was approximately $343,000 in 2000, $230,000 in 1999 and $101,000 in 1998.

     In addition to the restricted shares issued to the employee participants of the Program, the employees could elect to receive a portion of their award in cash. The payment of cash each year is dependent upon the Corporation meeting certain income requirements established by the Board of Directors. There were no cash awards in the three year period ended 2000.

     In June 2000, the Bank purchased Bank Owned Life Insurance (BOLI) totaling $6.0 million. The BOLI was purchased in order to enhance benefits to a designated group of officers and as an attractive tax-free investment that provides approximately $19.0 million in death benefit coverage on the lives of these officers.

                          NOTE 13. STOCK PURCHASE PLAN

     In 1994, the Corporation adopted the Employee Stock Purchase Plan of 1994 (the Plan). Under the Plan, 198,000 shares of stock can be purchased by participating employees over a 10-year period. The number of shares which can be purchased by each participant is defined by the plan and the option price is established by the Board of Directors. However, the option price cannot be less than the lesser of 90% of the fair market value of the shares on the date the option to purchase shares is granted, or 90% of the fair market value of the shares on the exercise date. These options must be exercised within one year from the date of grant. Any shares related to unexercised options are available for future grant. As of December 31, 2000 there are 106,664 shares available for future grant.

     The following table summarizes the stock option activity:

                                                       OPTION PRICE PER SHARE
                                                     ---------------------------
                                        STOCK           PRICE          WEIGHTED
                                        OPTIONS         RANGE          AVERAGE
                                      -----------     -----------    -----------
Balance at December 31, 1997               13,723          $23.08      $23.08
   Granted                                 17,005           27.68       27.68
   Exercised                              (7,206)   23.08 - 27.68       23.39
   Canceled                               (7,014)           23.08       23.08
                                      -----------   -------------    -----------
Balance at December 31, 1998               16,508           27.68       27.68
   Granted                                 20,106           23.27       23.27
   Exercised                              (6,016)   19.94 - 27.68       24.61
   Canceled                              (11,416)           27.68       27.68
                                      -----------   -------------    -----------
Balance at December 31, 1999               19,182           23.27       23.27
   GRANTED                                 30,968           15.27       15.27
   EXERCISED                              (5,167)   14.26 - 18.45       15.39
   CANCELED                              (14,203)           23.27       23.27
                                      -----------   -------------    -----------
BALANCE AT DECEMBER 31, 2000               30,780          $14.18      $14.18
                                      ===========

The following table summarizes information concerning options outstanding at December 31, 2000:

                            OUTSTANDING &
                             EXERCISABLE      REMAINING
             EXERCISE PRICE    OPTIONS       LIFE (YEARS)
            -----------------------------   --------------
                   $14.18          30,780            0.75

Had compensation cost for the Plan been recognized in accordance with Statement No. 123, the Corporation's net income and net income per share amounts would have been reduced to the following pro-forma amounts:

                                                               2000            1999           1998
                                                            --------        --------       --------
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE)
Net Income:                                 As reported      $5,007          $5,084         $4,805
                                            Proforma          4,972           5,026          4,780

Basic earnings per share:                   As reported       $1.85           $1.86          $1.76
                                            Proforma           1.83            1.84           1.75

Diluted earnings per share:                 As reported       $1.81           $1.84          $1.74
                                            Proforma           1.80            1.83           1.73

Weighted average fair value of options granted                $3.97           $2.90          $3.81


The fair value of the options granted has been estimated using the following assumptions for 2000, 1999 and 1998, respectively: risk-free interest rate of 5.32%, 5.98% and 4.53%, expected volatility of the Corporation's stock of 25.79%, 20.26% and 14.00% and an expected dividend yield of 5.24%, 3.10% and 2.08%. The expected life of the options in 2000,1999 and 1998 was .69 year, .74 year and .76 year, respectively.

                    NOTE 14. DEFERRED COMPENSATION AGREEMENT

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

                          NOTE 15. SHAREHOLDERS' EQUITY

     In March 2000, the Board of Directors authorized the repurchase of up to 75,000 shares of the Corporation's common stock over a twelve-month period ending in March 2001. The Corporation uses the repurchased common stock (Treasury stock) for general corporate purposes including stock dividends and splits, employee benefit and executive compensation plans, and the dividend reinvestment plan. Under this program, the Corporation repurchased 35,577 shares for $595,000 in 2000. In March 1999, the Board of Directors authorized a similar plan over a twelve-month period ended March, 2000. Under this program, the Corporation repurchased 15, 975 shares for $434,700 in 1999. At December 31, 2000 and 1999, the Corporation held Treasury shares totaling 287,373 and 252,830, respectively, that were acquired through Board authorized stock repurchase programs.

                     NOTE 16. COMMITMENTS AND CONTINGENCIES

     In the normal course of business, the Bank is a party to financial instruments which are not reflected in the accompanying financial statements and are commonly referred to as off-balance-sheet instruments. These financial instruments are entered into primarily to meet the financing needs of the Bank's customers and include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk not recognized in the statement of financial position.

     The Corporation's exposure to credit loss in the event of nonperformance by other parties to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contract or notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments.

     Unless noted otherwise, the Bank does not require collateral or other security to support financial instruments with credit risk. The Bank had the following outstanding commitments as of December 31:

     (AMOUNTS IN THOUSANDS)                                                     2000                1999
                                                                                ----                ----
     Financial instruments whose contract amounts represent credit risk:
     Commercial commitments to extend credit . . . . . . . . . . . . . .   $   48,290            $46,405
     Consumer commitments to extend credit (secured) . . . . . . . . . .       18,601             17,291
     Consumer commitments to extend credit (unsecured) . . . . . . . .         12,243             13,344
                                                                           ----------            --------
                                                                           $   79,134            $77,040
                                                                           ==========           =========

     Standby letters of credit . . . . . . . . . . . . . . . . . . . . . . .    1,105              2,544

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses with the exception of home equity lines and personal lines of credit and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank's extension of credit, is based on management's credit evaluation of the counterparty. Collateral for most commercial commitments varies but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties. Collateral for secured consumer commitments consists of liens on residential real estate.

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

     The Bank has entered into various noncancellable operating leases. Total rental expense on these leases was $73,000, $53,000, and $50,000 in the years 2000, 1999 and 1998, respectively. Future minimum payments under these leases are as follows:

                  2001..............................................$58,000
                  2002..............................................$30,000
                  2003..............................................$ 3,700
                  2004..............................................$ 3,700
                  2005 and beyond...................................$ 9,600

     In the normal course of business, the Corporation has commitments, lawsuits, contingent liabilities and claims. However, the Corporation does not expect that the outcome of these matters will have a materially adverse effect on its consolidated financial position or results of operations.

         NOTE 17. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     FASB Statement No. 107 requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison with independent markets, and, in many cases, could not be realized in immediate settlement of the instrument. Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Corporation.

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

CASH, FEDERAL FUNDS SOLD AND INTEREST-BEARING DEPOSITS:

     For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

INVESTMENT SECURITIES:

     For debt and marketable equity securities available for sale, fair values are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

LOANS, NET:

     The fair value of fixed-rate loans is estimated for each major type of loan (e.g. real estate, commercial, industrial and agricultural and consumer) by discounting the future cash flows associated with such loans using rates currently offered for loans with similar terms to borrowers of comparable credit quality. The model considers scheduled principal maturities, repricing characteristics, prepayment assumptions and interest cash flows. The discount rates used are estimated based upon consideration of a number of factors including the treasury yield curve, credit quality factors, expense and service charge factors. For variable rate loans that reprice frequently and have no significant change in credit quality, carrying values approximate the fair value.

 DEPOSITS, SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER
BORROWINGS:

     The fair market value of demand deposits, savings accounts, and money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-rate certificates of deposit and long-term debt are estimated by discounting the future cash flows using rates approximating those currently offered for certificates of deposit and borrowings with similar remaining maturities. Other borrowings consist of a line of credit with the FHLB at a variable interest rate and securities sold under agreements to repurchase, for which the carrying value approximates a reasonable estimate of the fair value.

ACCRUED INTEREST RECEIVABLE AND PAYABLE:

     The carrying amount is a reasonable estimate of fair value.

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

The estimated fair value of the Corporation's financial instruments at December 31 are as follows:

                                                                   2000                            1999
                                                        -----------------------        -----------------------
                                                         CARRYING         FAIR            Carrying           Fair
(Amounts in thousands)                                    AMOUNT          VALUE            Amount           Value
                                                        ----------       -------         ----------        --------
Financial assets:
     Cash and short-term investments                        $17,768        $17,768         $15,117         $15,117
     Investment securities available for sale               125,174        125,174         129,801         129,801
     Net Loans                                              297,307        307,243         284,084         279,545
    Accrued interest receivable                               3,169          3,169           2,809           2,809

Financial liabilities:
     Deposits                                              $357,209       $359,256        $333,310        $320,107
     Securities sold under agreements to repurchase          33,036         33,036          27,182          27,182
     Short term borrowings                                        -              -          12,500          12,500
     Long term borrowings                                    29,477         30,710          29,695          28,240
     Accrued interest payable                                 1,763          1,763           1,442           1,442

Off Balance Sheet financial instruments

     Commitments to extend credit                                 -              -               -               -
     Standby letters-of-credit                                    -              -               -               -
     Interest rate cap                                           76             76             238             238

   NOTE 18. PARENT COMPANY (FRANKLIN FINANCIAL SERVICES CORPORATION) FINANCIAL INFORMATION

BALANCE SHEETS                                                                                  DECEMBER 31
                                                                                           ----------------------
(AMOUNTS IN THOUSANDS)                                                                       2000          1999
                                                                                           -------       --------
Assets:
     Due from bank subsidiary                                                                $415          $571
     Investment securities                                                                  2,270         2,149
     Equity investment in subsidiary                                                       40,245        36,204
     Premises                                                                                 176           186
     Other assets                                                                             201           0240
                                                                                          -------       --------
          Total assets                                                                    $43,307       $39,350
                                                                                          =======       ========
Liabilities:
     Deferred tax liability                                                                  $102           $80
     Other liabilities                                                                          4            10
                                                                                          -------       --------
          Total liabilities                                                                   106            90

Shareholders' equity                                                                       43,201        39,260
                                                                                          -------       --------
          Total liabilities and shareholders' equity                                      $43,307       $39,350
                                                                                          =======       =========

STATEMENTS OF INCOME                                                                YEARS ENDED DECEMBER 31
                                                                            -------------------------------------
   (AMOUNTS IN THOUSANDS)                                                      2000         1999          1998
                                                                            --------      --------      ---------
Income:

     Dividends from Bank subsidiary                                          $2,117        $2,270        $1,317
     Interest and dividend income                                                71            62            57
     Gain on sale of securities                                                 357           285           464
     Other income                                                                 -            30            30
                                                                              -------     -------       ---------
                                                                              2,545         2,647         1,868
Expenses:
     Operating expenses                                                         401           471           516
      Loss on sale of premises                                                    -             -           170
                                                                              -------     -------       ---------
Income before equity in undistributed income of subsidiary                    2,144         2,176         1,182
Equity in undistributed income of subsidiary                                  2,863         2,908         3,623
                                                                              -------     -------       ---------
     Net income                                                              $5,007        $5,084        $4,805
                                                                             ========     =======       =========

                                                                                    Years ended December 31
STATEMENTS OF CASH FLOWS                                                   ---------------------------------------
(AMOUNTS IN THOUSANDS)                                                         2000          1999          1998
                                                                           ---------     ---------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                            $  5,007      $  5,084      $  4,805
     Adjustments to reconcile net income to net cash provided
          by operating activities:
          Equity in undistributed income of subsidiary                      (2,863)       (2,908)       (3,623)
          Depreciation                                                           10            10            11
          Loss (gain) on sale of premises                                         -          (25)           141
          Securities gains                                                    (357)         (285)         (464)
          Decrease in due from bank subsidiary                                  156           815         1,934
          Decrease in other assets                                               39            33            66
          (Decrease) increase in liabilities                                    (6)            10             -
          Other, net                                                            343           236           234
                                                                           ---------     ---------      ----------
Net cash provided by operating activities                                     2,329         2,970         3,104
                                                                           ---------     ---------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sales of investment securities                               700           541           709
     Purchase of investment securities                                        (401)         (429)         (580)
     Proceeds from sale of premises                                               -           225           208
     Capital expenditures                                                         -           (1)          (14)
                                                                           ---------     ---------      ----------
Net cash provided by investing activities                                       299           336           323
                                                                           ---------     ---------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Dividends paid                                                         (2,112)       (3,019)       (3,599)
     Proceeds from sales of common stock                                         79           148           172
     Purchase of treasury shares                                              (595)         (435)             -
                                                                           ---------     ---------      ----------
Net cash used in financing activities                                       (2,628)       (3,306)       (3,427)
                                                                           ---------     ---------      ----------
     Increase in cash and cash equivalents                                       -             -              -
Cash and cash equivalents as of January 1                                        -             -              -
                                                                           ---------     ---------      ----------
Cash and cash equivalents as of December 31                                $     -       $     -        $     -
                                                                           =========     =========      ==========

                           NOTE 19. QUARTERLY RESULTS OF OPERATIONS
                                         (UNAUDITED)

      The following is a summary of the quarterly results of consolidated operations for the years ended December 31, 2000 and 1999:


(AMOUNTS IN THOUSANDS)                                                      THREE MONTHS ENDED
                                              -----------------------------------------------------------------------------
              2000                                MARCH 31              JUNE 30             SEPTEMBER 30       DECEMBER 31
------------------------------------------    ---------------           ---------           ------------       ------------
Interest income                                       $7,838              $8,043              $8,207               $8,358
Interest expense                                       4,147               4,328               4,631                4,810
                                              ---------------           --------            ---------          ------------
Net interest income                                    3,691               3,715               3,576                3,548
Provision for loan losses                                272                 120                 180                  181
Other noninterest income                               1,085               1,081               1,211                1,278
Securities gains                                         107                 110                  21                  158
Noninterest expense                                    3,137               3,399               3,020                3,159
                                              ---------------           --------            ---------          ------------
Income before income taxes                             1,474               1,387               1,608                1,644
Income taxes                                             263                 234                 292                  317
                                              ---------------           --------            ---------          ------------
Net Income                                            $1,211              $1,153              $1,316               $1,327
                                              ===============           ========            =========          ============
Basic earnings per share*                              $0.44               $0.42               $0.49                $0.49
Diluted earnings per share*                            $0.44               $0.42               $0.48                $0.48
                                              ===============           ========            =========          ============

              1999                             March 31               June 30           September 30         December 31
-----------------------------------------   ----------------       -------------      --------------        -------------
Interest income                                       $7,163              $7,185              $7,400               $7,659
Interest expense                                       3,567               3,618               3,806                4,011
                                            ----------------       -------------      --------------        -------------
Net interest income                                    3,596               3,567               3,594                3,648
Provision for loan losses                                195                 200                 180                  255
Other noninterest income                               1,054               1,046               1,074                1,039
Securities gains                                           -                   -                 188                  101
Noninterest expense                                    2,880               2,864               3,106                2,960
                                            ----------------       -------------      --------------        -------------
Income before income taxes                             1,575               1,549               1,570                1,573
Income taxes                                             296                 304                 290                  293
                                            ----------------       -------------      --------------        -------------
Net Income                                            $1,279              $1,245              $1,280               $1,280
                                            ================       =============      ==============        =============
Basic earnings per share*                              $0.47               $0.46               $0.46                $0.47
Diluted earnings per share*                            $0.46               $0.45               $0.46                $0.46
                                            ================       =============      ==============        =============


*BASED ON WEIGHTED-AVERAGE SHARES OUTSTANDING DURING THE PERIOD REPORTED.

CONSEQUENTLY, THE SUM OF THE QUARTERLY EARNINGS PER SHARE MAY NOT EQUAL THE ANNUAL PER SHARE AMOUNT.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The information related to this item is incorporated by reference to the information appearing under the heading "Relationship with Independent Public Accountants" on Page 15 of the Corporation's Proxy Statement for the 2001 Annual Meeting of Shareholders.

                                     PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information related to this item is incorporated by reference to the material set forth under the headings "Information about Nominees and Continuing Directors" on Pages 4 though 6, and "Executive Officers" on Page 7 of the Corporation's Proxy Statement for the 2001 Annual Meeting of Shareholders.

ITEM 11.  EXECUTIVE COMPENSATION

     The information related to this item is incorporated by reference in the material set forth under the headings "Compensation of Directors" on Page 7 and "Executive Compensation and Related Matters" on Pages 7 through 13 of the Corporation's Proxy Statement for the 2001 Annual Meeting of Shareholders, except that information appearing under the headings "Compensation Committee Report on Executive Compensation" and "Stock Performance Graph" on Pages 10 through 13 is not incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information related to this item is incorporated by reference to the material set forth under the headings "Voting of Shares and Principal Holders Thereof" on Page 2, and "Information about Nominees and Continuing Directors" on Pages 4 through 6 of the Corporation's Proxy Statement for the 2001 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information related to this item is incorporated by reference to the material set forth under the heading "Transactions with Directors and Executive Officers" on Page 14 of the Corporation's Proxy Statement for the 2001 Annual Meeting of Shareholders.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:
         (1) The following Consolidated Financial Statements of the Corporation:
                    Independent Auditor's Report
                    Consolidated Balance Sheets - December 31, 2000 and 1999, Consolidated Statements of Income - Years ended December 31, 2000, 1999 and 1998,
                    Consolidated Statements of Changes in Shareholders'
                    Equity - Years ended December 31, 2000, 1999 and 1998, Consolidated Statements of Cash Flows - Years ended
                    December 31, 2000, 1999 and 1998,
                    Notes to Consolidated Financial Statements

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

                    3.2  Bylaws of the Corporation.
                         Filed as Exhibit 3 (i) to Current Report on Form 8-K,
                         filed December 3, 1999 and incorporated herein by
                         reference.
                    10.1 Deferred Compensation Agreements with Bank Directors.*
                    10.2 Directors' Deferred Compensation Plan.*
                    10.3 Long-Term Incentive Plan of 1990.*
                    10.4 Senior Management Incentive Program, as amended,
                         October 15, 1992.*
                         Filed as Exhibit 10.2 to Form 10-Q Quarterly Report of
                         the Corporation for the quarter ended June 30, 1999 and
                         incorporated herein by reference.
                    10.5 Severance Benefit Agreement between the Corporation and
                         Theodore D. McDowell.* Filed as Exhibit 10 to the Form
                         10-Q Quarterly Report of the Corporation for the
                         quarter ended September 30, 1999 and incorporated
                         herein by reference.
                    21   Subsidiaries of the Corporation
                    23.1 Consent of Beard Miller Company LLP
                    23.2 Consent of Arthur Andersen LLP
                    99   Report of Arthur Andersen LLP

     * Identifies a management contract or a compensatory plan or arrangement.

     (b)  Reports on Form 8-K:
          None.
     (c) The exhibits required to be filed as part of this report are submitted as a separate section of this report.
     (d)  Financial Statement Schedules: None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FRANKLIN FINANCIAL SERVICES
                                       CORPORATION

                                       By:  /s/ William E. Snell, Jr.
                                            -------------------------
                                       William E. Snell, Jr.
                                       President and Chief Executive Officer
     Dated: March 22, 2001

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     SIGNATURE                                       TITLE                      DATE
     ------------------------             -----------------------------         ---------------------
     /s/ Robert G. Zullinger                Chairman of the Board               March 22, 2001
     -----------------------
     Robert G. Zullinger                    and Director

     /s/ William E. Snell, Jr.              President and Chief Executive       March 22, 2001
     -----------------------
     William E. Snell, Jr.                  Officer and Director

     /s/ Charles S. Bender II               Executive Vice President            March 22, 2001
     -----------------------
     Charles S. Bender II                   and Director

     /s/ Elaine G. Meyers                   Treasurer and Chief Financial       March 22, 2001
     -----------------------
     Elaine G. Meyers                       Officer (Principal Financial
                                            And Accounting Officer)

     /s/ G. Warren Elliott                  Director                            March 22, 2001
     -----------------------
     G. Warren Elliott

                                            Director                            March 22, 2001
     -----------------------
     Omer L. Eshleman

     /s/ Donald A. Fry                      Director                            March 22, 2001
     -----------------------
     Donald A. Fry

                                            Director                            March 22, 2001
     -----------------------
     Dennis W. Good




     /s/ H. Huber Mccleary                  Director                            March 22, 2001
     -----------------------
     H. Huber McCleary

     /s/ Jeryl C. Miller                    Director                            March 22, 2001
     -----------------------
     Jeryl C. Miller

     /s/ Stephen E. Patterson               Director                            March 22, 2001
     -----------------------
     Stephen E. Patterson

     /s/ Charles m. Sioberg                 Director                            March 22, 2001
     -----------------------
     Charles M. Sioberg

     /s/ Martha B. Walker                   Director                            March 22, 2001
     -----------------------
     Martha B. Walker

                           EXHIBIT INDEX FOR THE YEAR
                             ENDED DECEMBER 31, 2000

ITEM                       DESCRIPTION
----                       -----------
3.1       Articles of Incorporation of the Corporation.
          Filed as Exhibit 3 to Form 10-Q Quarterly Report of the Corporation
          for the quarter ended September 30, 1999 and incorporated by reference.

3.2       Bylaws of the Corporation.
          Filed as Exhibit 3 (i) to Current Report on Form 8-K filed on
          December 3, 1999 and incorporated herein by reference.

10.1      Deferred Compensation Agreements with Bank Directors.*

10.2      Director's Deferred Compensation Plan.*

10.3      Long-Term Incentive Plan of 1990.*

10.4      Senior Management Incentive Program, as amended, October 15, 1992.*

          Filed as Exhibit 10.2 to Form 10-Q Quarterly Report of the
          Corporation for the quarter ended June 30, 1999 and incorporated herein by reference.

10.5      Severance Benefit Agreement between the Corporation and Theodore D.
          McDowell.*

          Filed as Exhibit 10 to the Form 10-Q Quarterly Report of the Corporation for the quarter ended September 30, 1999 and incorporated herein by reference.

21        Subsidiaries of Corporation

23.1      Consent of Beard Miller Company LLP

23.2      Consent of Arthur Anderson LLP

27        Financial Data Schedule

99        Report of Arthur Anderson LLP


*Identifies a management contract or compensatory plan or arrangement.