Form 10-Q
period 2001-03-31
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2001-05-14
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ....... to .......

Commission file number 0-12126

                    FRANKLIN FINANCIAL SERVICES CORPORATION
             (Exact name of registrant as specified in its charter)

        PENNSYLVANIA                           25-1440803
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)            Identification No.)

        20 SOUTH MAIN STREET (P.O. BOX 6010), CHAMBERSBURG, PA 17201-0819
                    (Address of principal executive office)

                                  717/264-6116
              (Registrant's telephone number, including area code)

      -------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

There were 2,723,551 outstanding shares of the Registrant's common stock as of May 4, 2001.

                                      INDEX


                                                                    Page
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

        Consolidated Balance Sheets                                   2
        as of March 31, 2001 (Unaudited) and
        December 31, 2000

        Consolidated Statements of                                    3
        Income for the Three Months ended
        March 31, 2001 and 2000 (unaudited)

        Consolidated Statements of                                    4
        Changes in Shareholders' Equity for the Three
        Months ended March 31, 2000 and March 31,
        2001 (unaudited)

        Consolidated Statements of Cash                               5
        Flows for the Three Months Ended March 31,
        2001 and 2000 (unaudited)

        Notes to Consolidated Financial                               6
        Statements (unaudited)

Item 2 - Management's Discussion and Analysis of                      9
         Financial Condition and Results of Operations

Item 3 - Quantitative and Qualitative Disclosures about Market Risk  14


PART II - OTHER INFORMATION                                          14


SIGNATURE PAGE                                                       15



                           CONSOLIDATED BALANCE SHEETS
                             (amounts in thousands)
                                   (unaudited)
                                                                         March 31     December 31
                                                                           2001           2000
                                                                        ----------    ----------

                                      ASSETS

Cash and due from banks ..............................................   $  20,439    $  15,118
Interest bearing deposits in other banks .............................       9,453        2,650
Investment securities available for sale .............................     131,784      125,174
Loans, net ...........................................................     298,938      297,307
Premises and equipment, net ..........................................       7,395        7,237
Other assets .........................................................      18,473       18,499
                                                                         ---------    ---------
Total Assets .........................................................   $ 486,482    $ 465,985
                                                                         =========    =========


                       LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Demand (non-interest bearing) ......................................   $  51,931    $  47,028
  Savings and Interest checking ......................................     184,736      178,992
  Time ...............................................................     127,429      131,189
                                                                         ---------    ---------
Total Deposits .......................................................     364,096      357,209

Securities sold under agreements to repurchase .......................      36,522       33,036
Long term debt .......................................................      37,814       29,477
Other liabilities ....................................................       3,493        3,062
                                                                         ---------    ---------
Total Liabilities ....................................................     441,925      422,784



Shareholders' equity:
Common stock $1 par value per share, 15,000 shares authorized with 3,045  shares issued and  2,739 and 2,758 shares
  outstanding at  March 31, 2001 and December 31,  2000, respectively        3,045        3,045
Capital stock without par value, 5,000 shares authorized
  with no shares issued or outstanding ...............................        --           --
Additional paid in capital ...........................................      19,793       19,797
Retained earnings ....................................................      26,305       25,522
Accumulated other comprehensive income ...............................       1,243          343
Treasury stock .......................................................      (5,829)      (5,506)
                                                                         ---------    ---------
Total shareholders' equity ...........................................      44,557       43,201
                                                                         ---------    ---------

Total Liabilities and Shareholders' Equity ...........................   $ 486,482    $ 465,985
                                                                         =========    =========

The accompanying notes are an integral part of these statements



                        CONSOLIDATED STATEMENTS OF INCOME
                  (amounts in thousands, except per share data)
                                   (unaudited)

                                                                     For the Three Months Ended
                                                                               March 31
                                                                           ----------------
                                                                       2001                  2000

INTEREST INCOME
  Interest on loans                                                 $ 6,216               $ 5,915
  Interest on deposits in other banks                                   125                     6
  Interest and dividends on investments:
     Taxable interest                                                 1,287                 1,266
     Tax exempt interest                                                501                   573
     Dividends                                                           75                    78
                                                                   --------              --------
    Total interest income                                             8,204                 7,838
                                                                   --------              --------

INTEREST EXPENSE
  Interest on deposits                                                3,460                 3,195
  Interest on securities sold under agreements to repurchase            487                   364
  Interest on short term borrowings                                       -                   177
  Interest on long term debt                                            423                   411
                                                                   --------              --------
          Total interest expense                                      4,370                 4,147
                                                                   --------              --------
  Net interest income                                                 3,834                 3,691

Provision for possible loan losses                                      209                   272
Net-interest income after provision                                --------              --------
  for possible loan losses                                            3,625                 3,419
                                                                   --------              --------

NONINTEREST INCOME
  Service charges and fees                                              529                   424
  Investment and trust services fees                                    557                   644
  Other                                                                  84                    17
  Securities gains                                                        4                   107
                                                                   --------              --------
    Total noninterest income                                          1,174                 1,192
                                                                   --------              --------

NONINTEREST EXPENSE
  Salaries and benefits                                               1,644                 1,745
  Net occupancy expense                                                 192                   180
  Furniture and equipment expense                                       177                   153
  Advertising                                                           123                    81
  Legal & professional fees                                              92                    78
  Data processing                                                       235                   284
  Pennsylvania bank shares tax                                          101                    96
  Other                                                                 594                   520
                                                                   --------              --------
    Total noninterest expense                                         3,158                 3,137
                                                                   --------              --------

Income before Federal income taxes                                    1,641                 1,474
                                                                   --------              --------
Federal income tax expense                                              307                   263

    Net income                                                      $ 1,334               $ 1,211
                                                                   ========              ========

    Basic earnings per share                                         $ 0.50                $ 0.44
    Weighted average shares outstanding (000's)                       2,694                 2,724

    Diluted earnings per share                                       $ 0.49                $ 0.44
    Weighted average shares outstanding (000's)                       2,741                 2,768


The accompanying notes are an integral part of these financial statements.





           Consolidated Statements of Changes in Shareholders' Equity
               for the three months ended March 31, 2000 and 2001
                                   (unaudited)

                                                                                     Accumulated
                                                              Additional                Other
                                                  Common      Paid-in     Retained  Comprehensive  Treasury    Unearned
(Dollars in thousands, except per share data)     Stock       Capital     Earnings  Income (loss)   Stock    Compensation   Total
                                                  --------    --------    --------  -------------  --------    --------    --------

Balance at December 31, 1999 .....................$  3,045    $ 19,834    $ 22,627    ($   876)   ($ 4,938)   ($   432)   $ 39,260

Comprehensive income:
  Net income .....................................    --          --         1,211        --          --          --         1,211
 Unrealized securities losses arising
  during current period, net of tax ..............    --          --          --          (307)       --          --          (307)
Reclassification adjustment for realized
  gains included in net income, net of tax .......    --          --          --            89        --          --            89
Unrealized gain on interest rate cap, net of tax .    --          --          --            11        --          --            11
                                                                                                                          --------
  Total Comprehensive income .....................   1,004

Cash dividends declared, $.18 per share ..........    --          --          (503)       --          --          --          (503)
Common stock issued under stock option plans .....    --            (5)       --          --            30        --            25
Acquisition of 7,900 shares of Treasury stock ....    --          --          --          --          (136)       --          (136)
Amortization of unearned compensation ............    --          --          --          --          --            27          27
                                                  --------    --------    --------    --------    --------    --------    --------
Balance at March 31, 2000 ........................$  3,045    $ 19,829    $ 23,335    $ (1,083)   $ (5,044)   $   (405)   $ 39,677
                                                  ========    ========    ========    ========    ========    ========    ========

Balance at December 31, 2000 .....................$  3,045    $ 19,797    $ 25,522    $    343    $ (5,506)       --      $ 43,201

Comprehensive income:
Net income .......................................    --          --         1,334        --          --          --         1,334
Unrealized securities gains arising
  during current period, net of tax ..............    --          --          --           911        --          --           911
Reclassification adjustment for realized
  gains included in net income ...................    --          --          --             3        --          --             3
Unrealized loss on interest rate cap, net of tax .     (14)        (14)
                                                                                                                          --------
  Total Comprehensive income .....................   2,234

Cash dividends declared, $.20 per share ..........    --          --          (551)       --          --          --          (551)
Common stock issued under stock option plans .....    --            (4)       --          --            18        --            14
Acquisition of 20,275 shares of treasury stock ...    --          --          --          --          (341)       --          (341)
                                                  --------    --------    --------    --------    --------    --------    --------
Balance at March 31, 2001 ........................$  3,045    $ 19,793    $ 26,305    $  1,243    $ (5,829)   $   --      $ 44,557
                                                  ========    ========    ========    ========    ========    ========    ========



The accompanying notes are an integral part of these financial statements





                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                                   (unaudited)

                                                                          For the Three Months Ended
                                                                                   March 31
                                                                         2001                    2000
                                                                        -------                -------

Cash flows from operating activities:
 Net Income                                                              $ 1,334                $ 1,211
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                                             243                    231
   Net accretion of securities premiums and discounts                        (54)                    (3)
   Provision for possible loan losses                                        209                    272
   Securities gains, net                                                      (4)                  (107)
   Mortgage loans originated for sale                                     (5,360)                (1,723)
   Proceeds from sale of mortgage loans                                    5,379                  1,736
   Principal gain on sales of mortgage loans                                 (19)                   (13)
   Increase in cash surrender value of life insurance                        (96)                     -
   Decrease (increase) in interest receivable and other assets                94                   (601)
   (Decrease) increase in interest payable and other liabilities             (39)                   460
   Other, net                                                                (13)                    25
                                                                        --------               --------
Net cash provided by operating activities                                  1,674                  1,488
                                                                        --------               --------

Cash flows from investing activities:
 Proceeds from sales of investment securities available for sale             828                  1,317
 Proceeds from maturities of investment securities available for sale     15,531                  3,480
 Purchase of investment securities available for sale                    (21,528)                (2,154)
 Net increase in loans                                                    (1,859)                (9,097)
 Capital expenditures                                                       (354)                  (256)
                                                                        --------               --------
Net cash used in investing activities                                     (7,382)                (6,710)
                                                                        --------               --------

Cash flows from financing activities:
 Net change in demand deposits,
  NOW accounts and savings accounts                                       10,647                  1,446
 Net change in certificates of deposit                                    (3,760)                 6,632
 Net change in short term borrowings                                       3,486                 (3,950)
 Long term debt advances                                                   9,302                      -
 Long term debt payments                                                    (965)                     -
 Dividends paid                                                             (551)                  (503)
 Common stock issued under stock option plans                                 14                     25
 Purchase of treasury shares                                                (341)                  (136)
                                                                        --------               --------
Net cash provided by financing activities                                 17,832                  3,514
                                                                        --------               --------

Increase (decrease) in cash and cash equivalents                          12,124                 (1,708)

Cash and cash equivalents as of January 1                                 17,768                 15,117
                                                                        --------               --------

Cash and cash equivalents as of March 31                                $ 29,892               $ 13,409
                                                                         =======                =======

The accompanying notes are an integral part of these statements.




            FRANKLIN FINANCIAL SERVICES CORPORATION and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1 - Basis of Presentation

     The consolidated balance sheets as of March 31, 2001 and December 31, 2000, the consolidated statements of income for the three-month periods ended March 31, 2001 and 2000, the consolidated statements of changes in shareholders' equity for the three month periods ended March 31, 2000 and March 31, 2001 and the consolidated statements of cash flows for the three-month periods ended March 31, 2001 and 2000 have been prepared by the Corporation, without audit where indicated. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2001, and for all periods presented have been made.

     The consolidated financial statements include the accounts of Franklin Financial Services Corporation (the Corporation), and its wholly-owned subsidiary, Farmers and Merchants Trust Company of Chambersburg (the Bank) and the Bank's wholly-owned subsidiary, Franklin Realty Services Corporation. All significant intercompany transactions and account balances have been eliminated.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Corporation's 2000 Annual Report. The results of operations for the period ended March 31, 2001, are not necessarily indicative of the operating results for the full year.

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

     Earnings per share is computed based on the weighted average number of shares outstanding during each quarter, adjusted retroactively for stock splits and dividends. A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

                                                   For the quarter ended
                                                          March 31
                                                    2001           2000
(Amounts in thousands)
Weighted average shares outstanding (basic)        2,694           2,724

Impact of common stock equivalents,                   47              44
  primarily stock options

Weighted average shares outstanding (diluted)      2,741           2,768
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



                                                             As of March 31, 2001 (unaudited)

                                                                                                To be Well
                                                                                             Capitalized Under
                                                                       For Capital           Prompt Corrective
                                                 Actual             Adequacy Purposes        Action Provisions
(Amounts in thousands)                     Amount      Ratio      Amount          Ratio      Amount     Ratio
                                           ------      -----      ------          -----      ------     -----

Total Capital (to Risk Weighted Assets)
Corporation                                $46,327    13.75%      $26,946         8.00%      N/A
Bank                                        42,271    12.64%       26,761         8.00%      $33,683    10.00%

Tier 1 Capital (to Risk Weighted Assets)
Corporation                                $42,154    12.52%      $13,473         4.00%      N/A
Bank                                        38,243    11.43%       13,381         4.00%      $20,210     6.00%

Tier 1 Capital (to Average Assets)
Corporation                                $42,154     8.96%      $18,827         4.00%      N/A
Bank                                        38,243     8.18%       18,707         4.00%      $23,384     5.00%



                                                                  As of December 31, 2000
                                                                                                To be Well
                                                                                             Capitalized Under
                                                                       For Capital           Prompt Corrective
                                                 Actual             Adequacy Purposes        Action Provisions
(Amounts in thousands)                     Amount      Ratio      Amount          Ratio      Amount     Ratio
                                           ------      -----      ------          -----      ------     -----


Total Capital (to Risk Weighted Assets)
Corporation                                $45,517     13.79%     $26,410         8.00%      N/A
Bank                                        41,976     12.85%      26,134         8.00%      $32,667    10.00%

Tier 1 Capital (to Risk Weighted Assets)
Corporation                                $41,650     12.62%     $13,205         4.00%      N/A
Bank                                        38,109     11.67%      13,067         4.00%      $19,600     6.00%

Tier 1 Capital (to Average Assets)
Corporation                                $41,650      8.99%     $18,535         4.00%      N/A
Bank                                        38,109      8.27%      18,438         4.00%      $23,048     5.00%



NOTE 3 - Stock Repurchase Program

     On March 8, 2001, the Board of Directors authorized the repurchase of up to 75,000 shares of the Corporation's $1.00 par value common stock. The repurchases are authorized to be made from time to time over the next 12 months in open market or privately negotiated transactions. The repurchased shares will be held as treasury shares available for issuance in connection with future stock dividends and stock splits, employee benefit plans, executive compensation plans, and for issuance under the Dividend Reinvestment Plan and other corporate purposes. During the first quarter ended March 31, 2001, 3,343 shares of the Corporation's common stock were repurchased at a cost of approximately $61,000. Under a similar program which expired on March 1, 2001, the Corporation repurchased 11,805 shares at a cost of approximately $195,000. In addition, the Corporation repurchased 5,127 shares of common stock from employees at a cost of $85,000. These shares had been granted to the employees as part of a restricted stock plan.




                    Management's Discussion and Analysis of
                 Results of Operations and Financial Condition
                          For the Three Month Periods
                         Ended March 31, 2001 and 2000


Part 1, Item 2

Forward Looking Statements

     Certain statements appearing herein which are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward- looking statements refer to a future period or periods, reflecting management's current views as to likely future developments, and use words "may," "will," "expect," "believe," "estimate," "anticipate," or similar terms. Because forward-looking statements involve certain risks, uncertainties and other factors over which the Corporation has no direct control, actual results could differ materially from those contemplated in such statements. These factors include (but are not limited to) the following: general economic conditions, changes in interest rates, changes in the Corporation's cost of funds, changes in government monetary policy, changes in government regulation and taxation of financial institutions, changes in the rate of inflation, changes in technology, the intensification of competition within the Corporation's market area, and other similar factors.


Results of Operations

     The Corporation reported earnings of $1,334,000 for the first quarter ended March 31, 2001, representing an increase of 10.2% over reported earnings of $1,211,000 for the first quarter of 2000. Basic earnings per share for the period ended March 31, 2001 was $.50 compared to $.44 for the same period one year earlier. Diluted earnings per share was $.49 and $.44 for the quarters ended March 31, 2001 and 2000, respectively. Per share earnings are weighted to reflect the impact of the stock repurchase program. Book value per share at March 31, 2001 equaled $16.27 versus $14.23 at March 31, 2000.

     The Corporation's annualized return on average assets (ROA) and return on average equity (ROE) for the first quarter of 2001 were 1.11% and 12.05%, respectively, compared to 1.09% and 12.55%, respectively, for the first quarter of 2000. The decline in ROE for the period is due primarily to the higher unrealized securities gains recorded at March 31 and reflected in Shareholders' equity as Accumulated other comprehensive income.

Net Interest Income

     Net interest income improved to $3.8 million for the first quarter of 2001 versus $3.6 million for the first quarter of 2000, an increase of $143,000, or 3.9%. Interest income grew $366,000, or 4.7%, to $8.2 million while interest expense grew $223,000, or 5.38%, to $4.4 million. The reduction in market interest rates in December 2000 and in the first quarter of 2001, coupled with balance sheet growth, has buoyed the Corporation's net interest income. At March 31, 2001 interest spread and net interest margin (tax equivalent) were 3.18% and 3.75%, respectively, versus 3.12% and 3.79%, respectively, one year earlier.

Provision for Possible Loan Losses

     The Corporation expensed $209,000 for possible loan losses in the first quarter of 2001 compared to $272,000 in the first quarter of 2000. A reduction in nonperforming loans, from March 31, 2000 to March 31, 2001, accounted for the lower provision expense for the first quarter.

Noninterest Income

     Total noninterest income equaled $1.17 million for the three months ended March 31, 2001, a net decrease of $18,000, or 1.5% compared to $1.19 million for the same period ended March 31, 2000. The decrease in noninterest income was attributable to lower securities gains and Investment and Trust services fees which were almost entirely offset by increases in service charges and fees and other income. Securities gains decreased $103,000 to $4,000 for the first quarter of 2001 versus $107,000 for the first quarter of 2000. Investment and trust services fees declined $87,000 to $557,000 for the first quarter of 2001 versus $644,000 for the first quarter of 2000. The decline in Investment and trust services fees was due primarily to lower market values of trust assets under management and slower growth. Service charges and fees grew $105,000 to $529,000 in the first quarter ended March 31, 2001 versus $424,000 for the same period in 2000. Contributing to this increase were higher loan fees related to a larger volume of mortgage loan origination activity, growth in commercial checking service charges, a new ATM access fee, growth in customer usage of debit cards and the implementation of a new official check program. Other noninterest income was up $67,000 for the first quarter to $84,000 versus $17,000 for the three months ended March 31, 2000. Earnings from Bank Owned Life Insurance was the primary contributor to the increase in other income.

Noninterest Expense

     Total noninterest expense held steady during the first quarter of 2001 compared to the first quarter of 2000 and equaled $3.16 million versus $3.14 million, an increase of $21,000, or .66%. Declines in the level of salaries and benefits and data processing costs offset increases in other categories of expense to result in the minimal increase in noninterest expense. Salaries and benefits recorded a decrease of $101,000, or 5.78%, to $1.64 million for the first quarter ended March 31, 2001 from $1.74 million for the first quarter ended March 31, 2000. Some vacant positions, a move to pay for performance compensation, the end of a restricted stock program that was fully expensed in 2000, and lower education and training expenses contributed to the lower salary and benefit expense in the first quarter of 2001. Data processing expense was down $49,000, or 17.25%, to $235,000 for the quarter ended March 31, 2001, compared to $284,000 for the same period in 2000. The timing of expenses related to data processing equipment maintenance was primarily responsible for this variance. All other expense categories recorded increases for the first quarter. The largest increases occurred in advertising and other expense. Advertising expense was up $42,000, or 51.8%, to $123,000 for the first quarter due to the timing of expenses for newspaper and radio advertising and additional costs for advertising in a new market. Other expense increased $74,000, or 14.2%, to $594,000 for the first quarter of 2001 compared to the first quarter of 2000. Higher costs associated with ATM activity, higher postage and telephone costs, and an increase in costs associated with other real estate owned and loan collection expense were the primary contributors to the increase in other expense quarter over quarter. The Corporation's efficiency ratio was 59.9% at March 31, 2001.

     Federal income tax expense for the quarter ended March 31, 2001, totaled $307,000 compared to $263,000 for the same quarter ended March 31, 2000. The Corporation's effective tax rate for the quarter ended March 31, 2001, was 18.7% compared to 17.8% for the quarter ended March 31, 2000. The increase in the effective tax rate quarter versus quarter was primarily due to a decrease in tax-free income relative to pretax income. All taxable income for the Corporation is taxed at a rate of 34%.


Financial Condition

     Total assets were $486.48 million at March 31, 2001, an increase of $20.5 million, or 4.4% from $465.98 million at December 31, 2000. Cash and due from banks, interest-bearing deposits in other banks and investment securities available for sale were the asset categories that recorded more than 90% of the growth since year-end 2000. Loan growth during the first quarter of 2001 was flat. Commercial loan volume up almost $2.0 million from year-end reported the largest increase but was offset by volume decreases in mortgage and consumer loan categories. With the decrease in interest rates, mortgage origination activity picked up toward mid-quarter, however most of those mortgages were sold on the secondary market and did not impact the balance sheet. Funding the increase in assets over the first quarter of 2001 was an increase in total deposits, securities sold under agreements to repurchase (Repos) and long term debt with the Federal Home Loan Bank of Pittsburgh (FHLB). Total deposits were up $6.9 million to $364.1 million at March 31, 2001 from $357.2 million at December 31, 2000. Noninterest- bearing demand and savings and interest checking grew $10.6 million while time deposits declined $3.7 million. Included in savings and interest checking is a money management deposit product which grew $7.9 million from year-end and is the primary driver behind the continued growth in deposits. Repo volume was up $3.5 million, or 10.6%, to $36.5 million from $33.0 million and long-term debt increased $8.3 million, or 28.3% to $37.8 million from $29.5 million. The increase in long term debt was used to match-fund new and existing fixed rate loans and to extend the duration of the Corporation's liabilities.

     Total shareholders' equity increased $1.4 million to $44.6 million at March 31, 2001 from $43.2 million at year-end 2000. During the quarter shareholders' equity was favorably impacted by an approximate $900,000 increase in other comprehensive income. An increase of $783,000 in retained earnings during the quarter accounted for the rest of the increase.

     Capital adequacy is currently defined by regulatory agencies through the use of several minimum required ratios. At March 31, 2001, the Corporation was well capitalized as defined by the banking regulatory agencies. The Corporation's leverage ratio, Tier I and Tier II risk-based capital ratios at March 31, 2001 were 8.96%, 12.52%, and 13.75%, respectively. For more information on capital ratios refer to Note 2 of the accompanying financial statements.

Loan Quality

     Net charge-offs for the first quarter ended March 31, 2001, totaled $128,000 compared to $105,000 for the first quarter of 2000. In the first quarter of 2001, 27% of the net charge-offs were related to the real estate loan portfolio, 30% to the commercial portfolio and 43% to the consumer portfolio. The annualized ratio of net charge-offs to average loans was .17% at March 31, 2001 compared to .14% at March 31, 2000.

     Nonperforming loans were up $105,000 to $1.05 million at March 31, 2001 from $945,000 at December 31, 2000. However, nonperforming loans at March 31, 2001 have significantly decreased from $3.2 million at March 31, 2000. Included in nonperforming loans at March 31, 2001, were nonaccrual loans totaling $536,000 and loans past due 90 days or more totaling $514,000 compared to $576,000 and $369,000, respectively at December 31, 2000. The Corporation held other real estate (ORE) equaling $1.2 million at March 31, 2001 compared to $1.4 million at December 31, 2000. Nonperforming assets represented .46% of total assets at March 31, 2001 compared to .50% at December 31, 2000.

     The allowance for possible loan losses totaled $3.95 million at March 31, 2001, compared to $3.87 million at December 31, 2000. The allowance represents
1.30% and 1.28%, of total loans at March 31, 2001 and December 31, 2000, respectively. The allowance provided coverage for nonperforming loans at a rate of 3.8 times at March 31, 2001.

     The local economy has slowed from a year ago. The unemployment rate reported by the Department of Labor and Industry for Franklin County for March was 5.1%, an increase from the 4.4% that was reported in January 2001. Local economists expect the rate to increase again once recent layoff announcements take effect in May and June. Although the unemployment rate has increased, unemployment remains close to what economic observers refer to as "full employment," or 5%.


Liquidity

     The Corporation's liquidity ratio (net cash, short-term and marketable assets divided by net deposits and short-term liabilities) was 37.6% at March 31, 2001. The Corporation has the ability to borrow funds from the Federal Home Loan Bank of Pittsburgh, if necessary, to enhance its liquidity position. At March 31, 2001, the maximum borrowing capacity for the Corporation with FHLB is approximately $145 million. The Corporation is currently involved in the construction of an addition to its headquarters facility. Approximately $1.0 million of the $3.15 million project has been funded as of March 31, 2001. This project is expected to be completed during 2001. Management believes that liquidity is adequate to meet the borrowing and deposit needs of its customers as well as to fund other commitments.




PART I, Item 3

Qualitative and Quantitative Disclosures about Market Risk

     There were no material changes in the Corporation's exposure to market risk during the first quarter ended March 31, 2001. For more information on market risk refer to the Corporation's 2000 10-K.


PART II - Other Information


Item 1. Legal Proceedings
        None

Item 2. Changes in Securities and Use of Proceeds
        None

Item 3. Defaults by the Company on its Senior Securities
        None

Item 4. Results of Votes of Security Holders
        None

Item 5. Other Information
        None

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits
            None

        (b) Reports on Form 8-K
            A Form 8-K dated March 8, 2001, was filed in connection with a stock repurchase program.


                    FRANKLIN FINANCIAL SERVICES CORPORATION
                                 and SUBSIDIARY

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Franklin Financial Services Corporation


May 10, 2001                            /s/ William E. Snell, Jr.
                                        William E. Snell Jr.
                                        President and Chief Executive Officer


May 10, 2001                            /s/ Elaine G. Meyers
                                        Elaine G. Meyers
                                        Treasurer and Chief Financial Officer