Form 10-Q
period 2001-06-30
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2001-08-13
CIK 723646

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)
              X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

                                       OR

             __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ....... to .......

Commission file number 0-12126

                     FRANKLIN FINANCIAL SERVICES CORPORATION
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               PENNSYLVANIA                            25-1440803
               --------------------------------------------------
           (State or other jurisdiction of               (I.R.S. Employer
            incorporation or organization)               Identification No.)

        20 SOUTH MAIN STREET (P.O. BOX 6010), CHAMBERSBURG,PA 17201-0819
        ----------------------------------------------------------------
                    (Address of principal executive officer)

                                  717/264-6116
                                  ------------
              (Registrant's telephone number, including area code)

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

                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes     No
                         ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

There were 2,725,852 outstanding shares of the Registrant's common stock as of August 1, 2001.

                                      INDEX



                                                                                         PAGE
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                  Consolidated Balance Sheets  as of                                       3
                  June 30, 2001 (Unaudited) and
                  December 31, 2000

                  Consolidated Statements of Income                                        4
                  for the Three and Six Months ended
                  June 30, 2001 and 2000 (unaudited)

                  Consolidated Statements of Changes                                       5
                  in Shareholders' Equity for the Six Months
                  ended June 30, 2000 and June 30, 2001 (unaudited)

                  Consolidated Statements of Cash Flows                                    6
                  for the Six Months Ended June 30, 2001
                  and 2000 (unaudited)

                  Notes to Consolidated Financial                                          7
                  Statements (unaudited)

Item 2 - Management's Discussion and Analysis of                                           11
                  Financial Condition and Results of Operations

Item 3 - Quantitative and Qualitative Disclosures about                                    15
                  Market Risk

PART II - OTHER INFORMATION                                                                16
---------------------------

SIGNATURE PAGE                                                                             18

                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                                                           June 30          December 31
                                                                             2001               2000
                                                                        ---------------    --------------
                                                                         (Unaudited)

                                     ASSETS
Cash and due from banks                                                 $  12,922             $  15,118
Interest bearing deposits in other banks                                   22,998                 2,650
Investment securities available for sale                                  130,992               125,174
Loans, net                                                                299,196               297,307
Premises and equipment, net                                                 7,976                 7,237
Other assets                                                               18,537                18,499
                                                                        ---------             ---------
Total Assets                                                            $ 492,621             $ 465,985
                                                                        =========             =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Demand (non-interest bearing)                                         $  46,488             $  47,028
  Savings and Interest checking                                           181,986               178,992
  Time                                                                    123,937               131,189
                                                                        ---------             ---------
Total Deposits                                                            352,411               357,209

Securities sold under agreements to repurchase                             44,525                33,036
Long term debt                                                             47,180                29,477
Other liabilities                                                           3,511                 3,062
                                                                        ---------             ---------
Total Liabilities                                                         447,627               422,784


Shareholders' equity:
Common stock $1 par value per share, 15,000 shares authorized with 3,045  shares issued and  2,725 and 2,758 shares
  outstanding at  June 30, 2001 and December 31,  2000, respectively        3,045                 3,045
Capital stock without par value, 5,000 shares authorized
  with no shares issued or outstanding                                       --                    --
Additional paid in capital                                                 19,788                19,797
Retained earnings                                                          27,078                25,522
Accumulated other comprehensive income                                      1,148                   343
Treasury stock                                                             (6,065)               (5,506)
                                                                        ---------             ---------
Total shareholders' equity                                                 44,994                43,201
                                                                        ---------             ---------

Total Liabilities and Shareholders' Equity                              $ 492,621             $ 465,985
                                                                        =========             =========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                        CONSOLIDATED STATEMENTS OF INCOME
                  (amounts in thousands, except per share data)
                                   (unaudited)

                                                              For the Three Months Ended       For the Six Months Ended
                                                                     June 30                           June 30
                                                                2001             2000           2001              2000
                                                             ----------------------------      --------------------------

INTEREST INCOME
  Interest and fees on loans                                   $ 6,052          $ 6,166         $12,268         $12,081
  Interest on deposits in other banks                              265               30             389              37
  Interest on fed funds sold                                      --                  1            --                 1
  Interest and dividends on investments:
     Taxable interest                                            1,218            1,227           2,507           2,492
     Tax exempt interest                                           456              538             956           1,112
     Dividends                                                      71               81             145             159
                                                               -------          -------         -------         -------
    Total interest income                                        8,062            8,043          16,265          15,882
                                                               -------          -------         -------         -------

INTEREST EXPENSE
  Interest on deposits                                           3,072            3,365           6,532           6,559
  Interest on securities sold under agreements to repurchase       438              529             925             894
  Interest on short term borrowings                               --                 23            --               200
  Interest on long term debt                                       647              411           1,070             821
                                                               -------          -------         -------         -------
          Total interest expense                                 4,157            4,328           8,527           8,474
                                                               -------          -------         -------         -------
  Net interest income                                            3,905            3,715           7,738           7,408

Provision for  loan losses                                         315              120             524             393
                                                               -------          -------         -------         -------

Net interest income after provision for loan losses              3,590            3,595           7,214           7,015
                                                               -------          -------         -------         -------

NONINTEREST INCOME
  Service charges and fees                                         658              477           1,189             902
  Investment and trust services fees                               572              542           1,129           1,185
  Other                                                            142               62             226              79
  Securities gains (losses)                                         (3)             110            --               217
                                                               -------          -------         -------         -------
    Total noninterest income                                     1,369            1,191           2,544           2,383
                                                               -------          -------         -------         -------

NONINTEREST EXPENSE
  Salaries and benefits                                          1,663            1,706           3,307           3,451
  Net occupancy expense                                            186              170             378             350
  Furniture and equipment expense                                  160              143             337             297
  Advertising                                                      178              166             301             247
  Legal & professional fees                                         81              119             174             196
  Data processing                                                  249              234             484             517
  Pennsylvania bank shares tax                                     101               96             202             192
  Other                                                            630              765           1,223           1,287
                                                               -------          -------         -------         -------
    Total noninterest expense                                    3,248            3,399           6,406           6,537
                                                               -------          -------         -------         -------

Income before Federal income taxes                               1,711            1,387           3,352           2,861

Federal income tax expense                                         339              234             646             497
                                                               -------          -------         -------         -------
    Net income                                                 $ 1,372          $ 1,153         $ 2,706         $ 2,364
                                                               =======          =======         =======         =======

    Basic earnings per share                                   $  0.51          $  0.42         $  1.01         $  0.87
    Weighted average shares outstanding (000's)                  2,679            2,716           2,687           2,720

    Diluted earnings per share                                 $  0.50          $  0.42         $  0.99         $  0.86
    Weighted average shares outstanding (000's)                  2,722            2,759           2,729            2,763

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 for the six months ended June 30, 2000 and 2001
                                   (unaudited)

                                                                                  ACCUMULATED
                                                            ADDITIONAL               OTHER
                                                   COMMON    PAID-IN   RETAINED  COMPREHENSIVE    TREASURY    UNEARNED
(Dollars in thousands, except per share data)       STOCK    CAPITAL   EARNINGS    INCOME (LOSS)    STOCK   COMPENSATION   TOTAL

Balance at December 31, 1999                      $  3,045   $ 19,834  $ 22,627     ($   876)     ($ 4,938)   ($   432)   $ 39,260

Comprehensive income:
  Net income                                            --         --     2,364           --            --          --       2,364
 Unrealized securities losses arising
  during current period, net of tax                     --         --        --         (439)           --          --        (439)
Reclassification adjustment for realized
  gains included in net income, net of tax              --         --        --          184            --          --         184
Unrealized gain on interest rate cap, net of tax        --         --        --            4            --          --           4
                                                  --------   --------  --------     --------      --------     -------    --------
  Total Comprehensive income                                                                                                 2,113

Cash dividends declared, $.36 per share                 --         --    (1,004)          --            --          --      (1,004)
Common stock issued under stock option plans            --        (11)       --           --            51          --          40
Forfeiture of restricted stock                          --         (4)       --           --           (20)         24          --
Acquistion of 16,400 shares of Treasury stock           --         --        --           --          (275)         --        (275)
Amortization of unearned compensation                   --         --        --           --            --          55          55
                                                  --------   --------  --------     --------      --------     -------    --------
Balance at June 30, 2000                          $  3,045   $ 19,819  $ 23,987     $ (1,127)     $ (5,182)    $  (353)   $ 40,189
                                                  ========   ========  ========     ========      ========     ========   ========


Balance at December 31, 2000                      $  3,045   $ 19,797  $ 25,522     $    343      $ (5,506)         --    $ 43,201

Comprehensive income:
Net income                                              --         --     2,706           --            --          --       2,706
Unrealized securities gains arising
  during current period, net of tax                     --         --        --          831            --          --         831
Reclassification adjustment for realized
  gains included in net income                          --         --        --           --            --          --          --
Unrealized loss on off-balance sheet
  hedges, net of tax                                    --         --        --          (26)           --          --         (26)
                                                  --------   --------  --------     --------      --------     -------    --------
  Total Comprehensive income                         3,511

Cash dividends declared, $.42 per share                 --         --    (1,150)          --            --          --      (1,150)
Common stock issued under stock option plans            --         (9)       --           --            44          --          35
Acquisition of 35,575 shares of treasury stock          --         --        --           --          (603)         --        (603)
                                                  --------   --------  --------     --------      --------     -------    --------
Balance at June 30, 2001                          $  3,045   $ 19,788  $ 27,078     $  1,148      $ (6,065)    $    --    $ 44,994
                                                  ========   ========  ========     ========      ========     ========   ========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                                   (unaudited)

                                                                                   For the Six Months Ended
                                                                                            June 30
                                                                                   2001                2000
                                                                                ------------        ------------
Cash flows from operating activities:
 Net Income                                                                          $2,706              $2,364
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                                                        480                 462
   Net accretion of securities premiums and discounts                                   (28)                 (4)
   Provision for possible loan losses                                                   524                 393
   Securities gains, net                                                                  -                (217)
   Mortgage loans originated for sale                                               (15,528)             (3,550)
   Proceeds from sale of mortgage loans                                              15,578               3,574
   Gain on sales of mortgage loans                                                      (50)                (24)
   Proceeds from sale of credit card loan portfolio                                   1,435                   0
   Gain on sale of credit card loan portfolio                                           (70)                  -
   Gain on sales of other assets                                                         (1)                  -
   Increase in cash surrender value of life insurance                                  (194)                (26)
   Decrease (increase) in interest receivable and other assets                          135                (373)
   (Decrease) increase in interest payable and other liabilities                        (23)                107
   Other, net                                                                            39                (131)
                                                                                ------------        ------------
Net cash provided by operating activities                                             5,003               2,575
                                                                                ------------        ------------


Cash flows from investing activities:
 Proceeds from sales of investment securities available for sale                      7,291               4,394
 Proceeds from maturities of investment securities available for sale                30,015              10,466
 Purchase of investment securities available for sale                               (41,837)             (4,092)
 Net increase in loans                                                               (3,791)            (13,758)
 Purchase of bank owned life insurance                                                    -              (6,000)
 Proceeds from sale of other assets                                                      10                   -
 Capital expenditures                                                                (1,216)             (1,082)
                                                                                ------------        ------------
Net cash used in investing activities                                                (9,528)            (10,072)
                                                                                ------------        ------------


Cash flows from financing activities:
 Net change in demand deposits,
  NOW accounts and savings accounts                                                   2,454               6,641
 Net change in certificates of deposit                                               (7,252)             (1,732)
 Net change in short term borrowings                                                 11,489               2,580
 Long term debt advances                                                             19,378                 125
 Long term debt payments                                                             (1,674)                  -
 Dividends paid                                                                      (1,150)             (1,004)
 Common stock issued under stock option plans                                            35                  40
 Purchase of treasury shares                                                           (603)               (275)
                                                                                ------------        ------------
Net cash provided by financing activities                                            22,677               6,375
                                                                                ------------        ------------

Increase (decrease) in cash and cash equivalents                                     18,152              (1,122)

Cash and cash equivalents as of January 1                                            17,768              15,117
                                                                                ------------        ------------

Cash and cash equivalents as of June 30                                             $35,920             $13,995
                                                                                ============        ============



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

            FRANKLIN FINANCIAL SERVICES CORPORATION and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 - Basis of Presentation

         The consolidated balance sheets as of June 30, 2001 and December 31, 2000, the consolidated statements of income for the three and six month periods ended June 30, 2001 and 2000, the consolidated statements of changes in shareholders' equity for the six months ended June 30, 2000 and June 30, 2001 and the consolidated statements of cash flows for the six month periods ended June 30, 2001 and 2000 have been prepared by the Corporation, without audit where indicated. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2001, and for all periods presented have been made.

         The consolidated financial statements include the accounts of Franklin Financial Services Corporation (the Corporation), and its wholly-owned subsidiary, Farmers and Merchants Trust Company of Chambersburg (the Bank) and the Bank's wholly-owned subsidiary, Franklin Realty Services Corporation. All significant intercompany transactions and account balances have been eliminated.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Corporation's 2000 Annual Report. The results of operations for the period ended June 30, 2001, are not necessarily indicative of the operating results for the full year.

         For purposes of reporting cash flows, cash and cash equivalents include cash, cash and due from banks, interest-bearing deposits in other banks and Federal funds sold. Generally, Federal funds are purchased and sold for one-day periods.

         Earnings per share is computed based on the weighted average number of shares outstanding during each period, adjusted retroactively for stock splits and dividends, if any. A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

                                                                       For the quarter ended
                                                                              June 30
                                                                              -------
                                                                        2001             2000
                                                                       ------           ------
(Amounts in thousands)
Weighted average shares outstanding (basic)                             2,679            2,716

Impact of common stock equivalents,
         primarily stock options                                           43               43
                                                                       ------           ------

Weighted average shares outstanding (diluted)                           2,722            2,759
                                                                       ======           ======



                                                                      For the six months ended
                                                                              June 30
                                                                              -------
                                                                        2001             2000
                                                                       ------           ------
(Amounts in thousands)
Weighted average shares outstanding (basic)                             2,687            2,720

Impact of common stock equivalents,
         primarily stock options                                           42               43
                                                                       ------           ------

Weighted average shares outstanding (diluted)                           2,729             2,763
                                                                       ======            ======

Note 2. Capital Adequacy

Quantitative measures established by regulation to ensure capital adequacy require financial institutions to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. The Capital ratios of the Corporation and its bank subsidiary are as follows:

                                                                        As of June 30, 2001 (unaudited)
                                                      -----------------------------------------------------------------------
                                                                                                             To be Well
                                                                                                          Capitalized Under
                                                                                   For Capital            Prompt Corrective
                                                          Actual                Adequacy Purposes         Action Provisions
                                                      ----------------          -----------------         ------------------
(Amounts in thousands)                                Amount     Ratio          Amount      Ratio         Amount       Ratio
                                                      ------     -----          ------      -----         ------       -----

TOTAL CAPITAL (TO RISK WEIGHTED ASSETS)
Corporation                                           $47,215     14.14%        $26,713      8.00%          N/A
Bank                                                   41,985     12.67%         26,513      8.00%        $ 33,141     10.00%

TIER 1 CAPITAL (TO RISK WEIGHTED ASSETS)
Corporation                                           $42,731     12.80%        $13,357      4.00%          N/A
Bank                                                   37,757     11.39%         13,257      4.00%        $ 19,885      6.00%

TIER 1 CAPITAL (TO AVERAGE ASSETS)
Corporation                                           $42,731      8.75%        $19,543      4.00%          N/A
Bank                                                   37,757      7.77%         19,425      4.00%        $ 23,384       5.00%



                                                                              As of December 31, 2000
                                                      -----------------------------------------------------------------------
                                                                                                             To be Well
                                                                                                          Capitalized Under
                                                                                   For Capital            Prompt Corrective
                                                          Actual                Adequacy Purposes         Action Provisions
                                                      ----------------          -----------------         ------------------
(Amounts in thousands)                                Amount     Ratio          Amount      Ratio         Amount       Ratio
                                                      ------     -----          ------      -----         ------       -----


TOTAL CAPITAL (TO RISK WEIGHTED ASSETS)
Corporation                                            $45,517    13.79%        $26,410      8.00%          N/A
Bank                                                    41,976    12.85%         26,134      8.00%        $32,667      10.00%

TIER 1 CAPITAL (TO RISK WEIGHTED ASSETS)
Corporation                                            $41,650    12.62%        $13,205      4.00%          N/A
Bank                                                    38,109    11.67%         13,067      4.00%        $19,600       6.00%

TIER 1 CAPITAL (TO AVERAGE ASSETS)
Corporation                                            $41,650     8.99%        $18,535      4.00%          N/A
Bank                                                    38,109     8.27%         18,438      4.00%        $23,048       5.00%

NOTE 3 - Stock Repurchase Program

         On March 8, 2001, the Board of Directors authorized the repurchase of up to 75,000 shares of the Corporation's $1.00 par value common stock. The repurchases are authorized to be made from time to time during the next 12 months in open market or privately negotiated transactions. The repurchased shares will be held as treasury shares available for issuance in connection with future stock dividends and stock splits, employee benefit plans, executive compensation plans, and for issuance under the Dividend Reinvestment Plan and other corporate purposes. During the six months ended June 30, 2001, 35,575 shares of the Corporation's common stock were repurchased at a cost of approximately $603,000.


NOTE 4 - Financial Derivatives

         The Corporation uses interest rate swaps and caps, which it has designated as cash-flow hedges, to manage interest rate risk associated with variable-rate funding sources. All such derivatives are recognized on the balance sheet at fair value in other assets or liabilities as appropriate. To the extent the derivatives are effective and meet the requirements for hedge accounting, changes in fair value are recognized in other comprehensive income with income statement reclassification occurring as the hedged item affects earnings. Conversely, changes in fair value attributable to ineffectiveness or to derivatives that do not qualify as hedges are recognized as they occur in the income statement interest expense account associated with the hedged item. Such changes were minimal during the periods reported on within.


NOTE 5 - Recent Accounting Pronouncements

         In July of 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations," and Statement NO. 142, "Goodwill and Other Intangible Assets."

         Statement No. 141 requires all business combinations to be accounted for using the purchase method of accounting as use of the pooling-of-interests method is prohibited. In addition, this Statement requires that negative goodwill that exists after the basis of certain acquired assets is reduced to zero should be recognized as an extraordinary gain. The provisions of this Statement apply to all business combinations initiated after June 30, 2001.

         Statement No. 142 prescribes that goodwill associated with a business combination and intangible assets with an indefinite useful life should not be amortized but should be tested for impairment at least annually. The Statement requires intangibles that are separable from goodwill and that have a determinable useful life to be amortized over the determinable useful life. The provisions of this Statement will become effective for the Bank in January of 2002. Upon adoption of this statement, goodwill and other intangible assets arising from acquisitions completed before July 1, 2001 should be accounted for in accordance with the provisions of this statement. This transition provision could require a reclassification of a previously separately recognized intangible to goodwill and vice versa if the intangibles in question do not meet the new criteria for classification as a separately recognizable intangible.

         Adoption of these statements is not expected to have a material impact on the Bank's financial condition or results of operations.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                       FOR THE THREE AND SIX MONTH PERIODS
                          ENDED JUNE 30, 2001 AND 2000




PART 1, ITEM 2

FORWARD LOOKING STATEMENT

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


RESULTS OF OPERATIONS


         The Corporation reported earnings for the second quarter and six months ended June 30, 2001, totaling $1,372,000 and $2,706,000, respectively, representing increases of 19.0% and 14.5%, respectively, over the comparable periods in 2000. Basic earnings per share for the second quarter and six months ended June 30, 2001 were $.51 and $1.01, respectively compared to $.42 and $.87, respectively, for the same periods one year earlier. Diluted earnings per share were $.50 and $.99 for the quarter and six months ended June 30, 2001 compared to $.42 and $.86, respectively, for the same periods in 2000. Per share earnings are weighted to reflect the impact of the stock repurchase program. Book value per share at June 30, 2001 equaled $16.51 versus $14.47 at June 30, 2000.

         The Corporation's annualized return on average assets (ROA) and return on average equity (ROE) for the first six months of 2001 were 1.11% and 12.18%, respectively, compared to 1.06% and 12.17%, respectively, for the same period in 2000.

NET INTEREST INCOME

         Net interest income improved to $3.9 million for the second quarter of 2001 versus $3.7 million for the second quarter of 2000, an increase of $190,000, or 5.1%. Interest income was flat in the second quarter of 2001 compared to the second quarter of 2000 increasing just $19,000 to $8.1 million. Concurrently, interest expense recorded a decrease of $171,000, or 3.9%, to $4.16 million for the second quarter of 2001 compared to $4.33 million for the second quarter of 2000. The steady reduction in market interest rates since the beginning of the year and continuing through the second quarter of 2001 strengthened the Corporation's net interest income for the period compared to 2000 by reducing interest expense.

         Net interest income for the six months ended June 30, 2001 grew $330,000, or 4.5%, to $7.74 million from $7.41 million for the six months ended June 30, 2000. Interest income for the period was up $383,000, or 2.41% to $16.26 million from $15.88 million for the period ended June 30, 2000. Interest expense grew $53,000, or less than 1.0%, to $8.53 million for the six months ended June 30, 2001, from $8.47 million for the same period ended June 30, 2000. A $25.5 million growth in interest-earning assets for the first six months in 2001 yielding 7.57% more than offset the $28.1 million growth in interest-bearing liabilities yielding 4.40% for the same period. The cumulative 250 basis point reduction in market interest rates since the beginning of the year favorably impacted the Corporation's net interest income for the six-month period ended June 30, 2001.

         Despite the lower interest rate environment, the Corporation's net interest margin continues to be squeezed. For the six month period ended June 30, 2001, net interest margin (tax equivalent) was 3.71%, compared to 3.79%, for the six months ended June 30, 2000. In June 2000, the Corporation purchased $6.0 million of Bank Owned Life Insurance (BOLI). The revenue derived from this earning asset is recorded as non-interest income. The Corporation's investment in BOLI generated tax-free revenue of $194,000 for the six months ended June 30, 2001 versus $26,000 for the same period in 2000.

PROVISION FOR LOAN LOSSES

         The Corporation expensed $315,000 and $524,000 for loan losses in the second quarter and six months ended June 30, 2001, respectively, compared to $120,000 and $393,000 for the same periods in 2000. An increase in nonperforming loans during the second quarter of 2001, accounted for the higher provision expense for the second quarter and six months ended June 30, 2001.

NONINTEREST INCOME

         Noninterest income, excluding net securities gains and losses, was up $291,000, or 26.9%, to $1.37 million for the second quarter ended June 30, 2001 from $1.08 million for the second quarter of 2000. Service charges and fees were $181,000,or 37.9%, higher in the second quarter of 2001 versus 2000. Income components contributing to the higher service charges and fees were loan fees related to a significant increase in mortgage loan origination activity, deposit fees, debit card/point of sale fees and fees derived from the implementation of a new official check program in the second half of 2000. Other noninterest income was up $80,000 to $142,000 for the second quarter of 2001 and was primarily the result of a gain realized from the sale of the Bank's credit card portfolio and income from BOLI. Net securities gains were down $113,000 to a net loss of $3,000 for the second quarter.

         Noninterest income, excluding net securities gains, for the six months ended June 30, 2001, was up $378,000, or 17.4%, to $2.54 million from $2.16 million for the same period in 2000. Service charges and fees accounted for more than 75% of the increase largely due to the same fees as mentioned above. Other income was up $147,000 to $226,000 for the six months ended June 30, 2001, from $79,000 for the six months ended June 30, 2000. BOLI income ($194,000) plus the realized gain from the sale of the Bank's credit card portfolio ($70,000), reduced by losses on the sale of other real estate owned and other repossessed assets, were the factors contributing to higher other income for the six months ended June 30, 2001. A $56,000 decline in Investment and trust services fees to $1.13 million for the six months ended June 30, 2001 was attributable to lower market values on trust assets and the loss of a few accounts due to transfer of wealth to the next generation. The Corporation recorded no net securities gains in the first six months of 2001 compared to $217,000 for the first six months of 2000.

         For the six months ended June 30, 2001, noninterest income, excluding net securities gains, represented 24.7% of total revenues compared to 23.0% for the six-month period ended June 30, 2000. Recent opportunities to strengthen the Corporation's noninterest income include the implementation of an ATM access fee for noncustomers, the introduction of debit cards, investments in BOLI and a title insurance company and the formation of a Personal Investment Center that sells mutual funds, annuities and insurance in addition to the traditional services offered through the Bank's Investment and Trust Services. In June 2001, the Corporation made an investment in a start-up banking company that will specialize in mortgage originations. This investment, which is not significant to the consolidated balance sheet, will broaden the menu of mortgage products the Bank currently offers to its customers and has the potential to provide a good source of noninterest income. Management is committed to seek out new opportunities to strengthen noninterest income and reduce the Corporation's dependency on net interest income

NONINTEREST EXPENSE

         Total noninterest expense decreased $151,000 to $3.25 million for the second quarter ended June 30, 2001, compared to $3.40 million for the second quarter ended June 30, 2000. Expense categories recording the largest variances to the second quarter of 2000 were salaries and benefits, legal and professional and other expense. Driving the reduction in salaries and benefits expense were higher deferred costs (credit to expense) associated with an increased volume of mortgage origination activity without increased staffing, the end of a restricted stock program that was fully expensed in 2000 and lower education and training expense. The decreases in these expenses were partially offset by higher benefit costs related to Pay for Performance, a bonus plan. Lower legal and professional fees for the quarter were attributable primarily to the timing of audit expenses and overall lower legal fees. Other expense recorded the greatest reduction in noninterest expense for the second quarter of 2001 due to lower loan collection expense and the absence of a nonrecurring charge of $138,000 in expense related to the sale of nonperforming loans expensed in the second quarter of 2000.

         Total noninterest expense for the six months ended June 30, 2001, was down $131,000, or 2.0%, to $6.4 million from $6.5 million at June 30, 2000. Salaries and benefits recorded the largest decrease followed by other expense, data processing costs and legal and professional fees partially offset by increases in furniture and equipment expense and advertising. Higher deferred costs (credit to expense) related to mortgage origination activity and the end of a restricted stock program that was fully expensed in 2000 contributed to the reduction in salaries and benefits for the six months. Partially offsetting these reductions were higher costs associated with pay for performance. Furniture and equipment expense increased $40,000 or 13.5%, to $337,000 for the six month period in 2001 compared to the same period in 2000. Higher costs associated with equipment maintenance and equipment rental were largely responsible for the increase. Advertising costs for the six month period ended June 30, 2001 were up $54,000, or 21.8%, to $301,000 and were largely the result of a new community office in a new market. Other expense was down due to the same lower expense items discussed for the quarter but was partially offset by higher processing charges for ATM activity related to the May 2000 implementation of ATM access fees, higher postage expense related to the mailing of 42,000 privacy notices, higher other real estate expenses and higher telephone expense. Data processing costs were down due to the timing of maintenance expenses. Legal and professional fees were down due to the same items discussed for the quarter.

         Federal income tax expense for the second quarter ended and six months ended June 30, 2001 totaled $339,000 and $646,000, respectively, compared to $234,000 and $497,000 for the same periods ended June 30, 2000. The Corporation's effective tax rate for the six months ended June 30, 2001, was 19.3% compared to 17.4% for the six months ended June 30, 2000. The increase in the effective tax rate was primarily due to a decrease in tax-free income relative to pretax income. All taxable income for the Corporation is taxed at a Federal rate of 34%.


FINANCIAL CONDITION

         Total assets reached $492.6 million at June 30, 2001 from $465.9 million at December 31, 2000, an increase of 5.71%. Interest-bearing deposits in other banks grew by $20.4 million to $23.1 million at June 30, 2001, from $2.6 million at December 31, 2000. During the same period, investment securities available for sale grew $5.7 million, or 4.6%, to $130.9 million while net loans held steady at $299.2 million. The growth is attributable to leveraged borrowing more fully described below.

         The decrease in total deposits, down $4.8 million, or 1.3%, to $352.4 million at June 30, 2001, from $357.2 million at December 31, 2000, reflects the continuing challenge in the banking industry to attract and keep deposits. Increases in securities sold under agreements to repurchase and long-term debt which, in the aggregate totaled almost $29.0 million at the end of the six-month period, accounted for the funding to support the growth in assets. Long-term debt grew $17.7 million, or 60.0%, to $47.2 million at June 30, 2001, from $29.5 million at December 31, 2001. The significant increase in long-term debt is the result of a strategy implemented earlier in the year to help mitigate interest rate risk for the Corporation. The strategy includes transactions involving interest rate swaps, interest rate caps and term advances from the Federal Home Loan Bank of Pittsburgh. As of June 30, 2001, approximately $14.0 million in fixed-rate term advances were taken down with the proceeds used to fund floating rate securities and overnight investments in Federal Funds. In addition, a $10.0 million interest rate swap was executed in May with the Bank paying a fixed rate and receiving a floating rate indexed to the 3-month U.S. Government Treasury bill. The strategy is designed to protect the Corporation from rising interest rates.

         Total shareholders' equity increased $1.7 million to $44.9 million at June 30, 2001 from $43.2 million at year-end 2000. During the six-months, an approximate $800,000 increase in other comprehensive income and an increase in retained earnings totaling $1.6 million favorably impacted shareholders' equity. Stock repurchases during the six-month period reduced shareholders' equity $603,000.

         Capital adequacy is currently defined by regulatory agencies through the use of several minimum required ratios. At June 30, 2001, the Corporation was well capitalized as defined by the banking regulatory agencies. The Corporation's leverage ratio, Tier I and Tier II risk-based capital ratios at June 30, 2001 were 8.75%, 12.80%, and 14.14%, respectively. For more information on capital ratios refer to Note 2 of the accompanying financial statements.


LOAN QUALITY

         Net charge-offs for the second quarter and six-months ended June 30, 2001, totaled $127,000 and $256,000, respectively, compared to $307,000 and $412,000 for the second quarter and six months, respectively, of 2000. For the first six months of 2001, 13% of the net charge-offs were related to the real estate loan portfolio, 32% to the commercial portfolio and 55% to the consumer portfolio. The annualized ratio of net charge-offs to average loans was .17% at June 30, 2001 compared to .28% at June 30, 2000.

         Nonperforming loans were up $952,400 to $1.90 million at June 30, 2001 from $945,000 at December 31, 2000. However, nonperforming loans at June 30, 2001 were down $665,000 from $2.6 million at June 30, 2000. Included in nonperforming loans at June 30, 2001, were nonaccrual loans totaling $1.2 million and loans past due 90 days or more totaling $659,000 compared to $576,000 and $369,000, respectively at December 31, 2000. The Corporation held other real estate (ORE) equaling $1.1 million at June 30, 2001 compared to $1.4 million at December 31, 2000. Nonperforming assets represented .61% of total assets at June 30, 2001 compared to .50% at December 31, 2000.

         The allowance for loan losses totaled $4.1 million at June 30, 2001, compared to $3.87 million at December 31, 2000. The allowance represents 1.36% and 1.28%, of total loans at June 30, 2001 and December 31, 2000, respectively. The allowance provided coverage for nonperforming loans at a rate of 2.1 times at June 30, 2001.

         The local economy continues to be slow. The unemployment rate reported by the Department of Labor and Industry for Franklin County for June 2001 was 4.7%, an increase from 4.6% reported for May 2001. Franklin County stayed current with national figures and is just under the state average, keeping its state ranking of 24th. Pennsylvania's unemployment rate rose from 4.5% in May to 4.8% in June. Despite the national unemployment rate increase in June, the 4.7% rate reflects that the local and regional economy is surviving the manufacturing slowdown or recession very well. Franklin County is heavily dependent on the manufacturing sector of the economy. Recent local announcements of planned business expansions including the creation of new jobs will help offset the reduction in jobs due to layoffs and closings.


LIQUIDITY

         The Corporation's liquidity ratio (net cash, short-term and marketable assets divided by net deposits and short-term liabilities) was 31.4% at June 30, 2001. The Corporation has the ability to borrow funds from the Federal Home Loan Bank of Pittsburgh, if necessary, to enhance its liquidity position. At June 30, 2001, the maximum borrowing capacity for the Corporation with FHLB is approximately $97.0 million.

         The Corporation is currently involved in the construction of an addition to its headquarters facility. Approximately $1.5 million of the $3.15 million project has been funded as of June 30, 2001. Completion of this project is anticipated by year-end 2001.

           Management believes that liquidity is adequate to meet the borrowing and deposit needs of its customers.

Part I, Item 3

QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         The Corporation is exposed to interest rate risk as part of its normal operations. For the six-month period ended June 30, 2001, the Corporation benefited from a cumulative 250 basis point decrease in market interest rates. In the second quarter of 2001, a strategy was implemented that is designed to mitigate interest rate risk should interest rates rise in the future. The strategy includes transactions involving interest rate swaps, interest rate caps and term advances from the Federal Home Loan Bank of Pittsburgh. As of June 30, 2001, approximately $14.0 million in fixed rate term advances were taken down with the proceeds used to fund floating rate securities and overnight investments in Federal funds. In addition, a $10.0 million interest rate swap was executed in May with the bank paying a fixed rate and receiving a floating rate indexed to the three-month U.S. Government Treasury bill. For more information on market rate risk refer to the Corporation's 2000 10-K.

PART II - OTHER INFORMATION
Item 1.   LEGAL PROCEEDINGS
                  None

Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
                  None

Item 3.   DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES
                  None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The 2001 Annual Meeting of Shareholders (the "Meeting") of the Corporation was held on April 24, 2001. The Meeting was held for the following purpose:

         1. Election of Directors. To elect three Class B directors to hold office for 3 years from the date of election and until their successors are elected and qualified.

         There was no solicitation in opposition to the nominees of the Board of Directors for election to the Board. All nominees of the Board of Directors were elected. The number of votes cast for as well as the number of votes withheld for each of the nominees for election to the Board of Directors, were as follows:


                                                                  VOTES
NOMINEE                                VOTES FOR                 WITHHELD
-------                                ---------                 --------
Charles S. Bender II                1,979,431.8106               32,088.2084
Jeryl C. Miller                     2,003,028.8106                8,491.2084
Stephen E. Patterson                1,991,429.9485               20,090.0705


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

                                    Franklin Financial Services Corporation


   AUGUST 7, 2001                   /s/ WILLIAM E. SNELL, JR.
------------------------            -----------------------------------------
                                    William E. Snell Jr.
                                    President and Chief Executive Officer




   AUGUST 7, 2001                   /s/ ELAINE G. MEYERS
-------------------------           ------------------------------------------
                                    Elaine G. Meyers
                                    Treasurer and Chief Financial Officer