Form 10-Q
period 2001-09-30
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2001-11-13
CIK 723646

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 2001

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ___________ to _____________

Commission file number 0-12126

                     FRANKLIN FINANCIAL SERVICES CORPORATION
                     ---------------------------------------
             (Exact name of registrant as specified in its charter)

                PENNSYLVANIA                         25-1440803
     -------------------------------             -------------------
     (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)             Identification No.)

        20 SOUTH MAIN STREET (P.O. BOX 6010), CHAMBERSBURG,PA 17201-0819
        ----------------------------------------------------------------
                    (Address of principal executive offices)

                                  717/264-6116
                                  ------------
              (Registrant's telephone number, including area code)


                -------------------------------------------------
                 (Former name, former address and former fiscal
                      year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ----

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

There were 2,712,230 outstanding shares of the Registrant's common stock as of November 2, 2001.

                                      INDEX


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

           Consolidated Balance Sheets
           as of September 30, 2001 (unaudited) and
           December 31, 2000                                                  3

           Consolidated Statements of
           Income for the Three and Nine Months ended
           September 30, 2001 and 2000 (unaudited)                            4

           Consolidated Statements of Changes in
           Shareholders' Equity for the Nine Months
           ended September 30, 2001 and 2000 (unaudited)                      5

           Consolidated Statements of Cash
           Flows for the Nine Months Ended September
           30, 2001 and 2000 (unaudited)                                      6

           Notes to Condensed Consolidated Financial
           Statements (unaudited)                                             7

Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations                     11

Item 3 - Qualitative and Quantitative Disclosures About Market Risk          15

PART II - OTHER INFORMATION

SIGNATURE PAGE                                                               17

                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                                                              September 30        December 31
                                                                                  2001               2000
                                                                              -------------      ------------
                                                                               (Unaudited)
                                     ASSETS
Cash and due from banks                                                          $  10,285         $  15,118
Interest bearing deposits in other banks                                             5,799             2,650
Investment securities available for sale                                           142,428           125,174
Loans                                                                              313,241           301,174
  Allowance for loan losses                                                         (4,142)           (3,867)
                                                                                 ---------         ---------
Net Loans                                                                          309,099           297,307
Premises and equipment, net                                                          8,708             7,237
Other assets                                                                        22,455            18,499
                                                                                 ---------         ---------
Total Assets                                                                     $ 498,774         $ 465,985
                                                                                 =========         =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Demand (non-interest bearing)                                                  $  44,443         $  47,028
  Savings and Interest checking                                                    189,288           178,992
  Time                                                                             122,027           131,189
                                                                                 ---------         ---------
Total Deposits                                                                     355,758           357,209
Securities sold under agreements to repurchase                                      44,799            33,036
Long term debt                                                                      47,116            29,477
Other liabilities                                                                    5,410             3,062
                                                                                 ---------         ---------
Total Liabilities                                                                  453,083           422,784

Shareholders' equity:
Common stock $1 par value per share, 15,000 shares authorized with 3,045 shares issued and 2,723 and 2,758 shares
  outstanding at September 30, 2001 and December 31, 2000, respectively              3,045             3,045
Capital stock without par value, 5,000 shares authorized
  with no shares issued or outstanding                                                --                --
Additional paid in capital                                                          19,745            19,797
Retained earnings                                                                   27,889            25,522
Accumulated other comprehensive income                                               1,167               343
Treasury stock                                                                      (6,155)           (5,506)
                                                                                 ---------         ---------
Total shareholders' equity                                                          45,691            43,201
                                                                                 ---------         ---------
Total Liabilities and Shareholders' Equity                                       $ 498,774         $ 465,985
                                                                                 =========         =========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                        CONSOLIDATED STATEMENTS OF INCOME
                  (amounts in thousands, except per share data)
                                   (unaudited)

                                                                  For the Three Months Ended   For the Nine Months Ended
                                                                        September 30                 September 30
                                                                     2001          2000           2001           2000
                                                                   -------        ------        -------        -------
INTEREST INCOME
  Interest and fees on loans                                        $5,895        $6,278        $18,164        $18,359
  Interest on deposits in other banks                                  187            58            576             95
  Interest on fed funds sold                                            23          --               23              1
  Interest and dividends on investments:
     Taxable interest                                                1,214         1,273          3,720          3,765
     Tax exempt interest                                               431           522          1,387          1,634
     Dividends                                                          61            76            207            235
                                                                    ------        ------        -------        -------
       Total interest income                                         7,811         8,207         24,077         24,089
                                                                    ------        ------        -------        -------

INTEREST EXPENSE
  Interest on deposits                                               2,912         3,552          9,444         10,111
  Interest on securities sold under agreements to repurchase           396           630          1,321          1,524
  Interest on short term borrowings                                   --              32           --              232
  Interest on long term debt                                           679           417          1,748          1,239
                                                                    ------        ------        -------        -------
       Total interest expense                                        3,987         4,631         12,513         13,106
                                                                    ------        ------        -------        -------
  Net interest income                                                3,824         3,576         11,564         10,983
Provision for loan losses                                              359           180            883            573
                                                                    ------        ------        -------        -------
Net interest income after provision for loan losses                  3,465         3,396         10,681         10,410
                                                                    ------        ------        -------        -------
NONINTEREST INCOME
  Service charges and fees                                             639           524          1,828          1,425
  Investment and trust services fees                                   519           591          1,648          1,776
  Other                                                                135            96            361            175
  Securities gains (losses)                                            131            21            131            238
                                                                    ------        ------        -------        -------
       Total noninterest income                                      1,424         1,232          3,968          3,614
                                                                    ------        ------        -------        -------
NONINTEREST EXPENSE
  Salaries and benefits                                              1,660         1,619          4,967          5,071
  Net occupancy expense                                                178           181            555            531
  Furniture and equipment expense                                      153           148            491            444
  Advertising                                                          124           151            425            398
  Legal & professional fees                                            139            85            313            281
  Data processing                                                      213           175            697            693
  Pennsylvania bank shares tax                                         101            96            302            288
  Other                                                                633           565          1,860          1,850
                                                                    ------        ------        -------        -------
       Total noninterest expense                                     3,201         3,020          9,610          9,556
                                                                    ------        ------        -------        -------
Income before Federal income taxes                                   1,688         1,608          5,039          4,468
Federal income tax expense                                             278           292            923            788
                                                                    ------        ------        -------        -------
    Net income                                                      $1,410        $1,316        $ 4,116        $ 3,680
                                                                    ======        ======        =======        =======

    Basic earnings per share                                        $ 0.53        $ 0.49        $  1.53        $  1.36
    Weighted average shares outstanding (000's)                      2,681         2,709          2,684          2,715

    Diluted earnings per share                                      $ 0.51        $ 0.48        $  1.50        $  1.33
    Weighted average shares outstanding (000's)                      2,748         2,754          2,742          2,757

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              for the nine months ended September 30, 2000 and 2001
                                   (unaudited)

                                                                                   Accumulated
                                                           Additional                 Other
                                                  Common    Paid-in      Retained  Comprehensive  Treasury    Unearned
(Dollars in thousands, except per share data)     Stock     Capital      Earnings  Income (loss)   Stock    Compensation   Total
                                                  ------   ----------    --------  -------------  --------  ------------   -----
Balance at December 31, 1999                      $3,045    $ 19,834     $ 22,627     $  (876)    $(4,938)      $(432)    $ 39,260

Comprehensive income:
Net income                                        --          --          3,680        --          --          --          3,680
Unrealized securities losses arising
  during current period, net of tax                 --          --           --          (164)       --          --           (164)
Reclassification adjustment for realized
  gains included in net income, net of tax          --          --           --           213        --          --            213
Unrealized gain on off-balance sheet
  hedges, net of tax                                --          --           --           (39)       --          --            (39)
                                                                                                                          --------
  Total Comprehensive income                                                                                                 3,690

Cash dividends declared, $.56 per share             --          --         (1,558)       --          --          --         (1,558)
Common stock issued under stock option plans        --           (20)        --          --            94        --             74
Forfeiture of restricted stock                      --           (16)        --          --           (73)         89         --
Acquisition of 25,900 shares of Treasury stock      --          --           --          --          (436)       --           (436)
Amortization of unearned compensation               --          --           --          --          --            82           82
                                                  ------    --------     --------     -------     -------       -----     --------
Balance at September 30, 2000                     $3,045    $ 19,798     $ 24,749     $  (866)    $(5,353)      $(261)    $ 41,112
                                                  ======    ========     ========     =======     =======       =====     ========

Balance at December 31, 2000                      $3,045    $ 19,797     $ 25,522     $   343     $(5,506)       --       $ 43,201

Comprehensive income:
Net income                                          --          --          4,116        --          --          --          4,116
Unrealized securities gains arising
  during current period, net of tax                 --          --           --         1,456        --          --          1,456
Reclassification adjustment for realized
  gains, net of tax, included in net income         --          --           --            86        --          --             86
Unrealized loss on off-balance sheet
  hedges, net of tax                                --          --           --          (718)       --          --           (718)
                                                                                                                          --------
  Total Comprehensive income                                                                                                 4,940

Cash dividends declared, $.64 per share             --          --         (1,749)       --          --          --         (1,749)
Common stock issued under stock option plans        --           (52)        --          --           255        --            203
Acquisition of 48,182 shares of treasury stock      --          --           --          --          (904)       --           (904)
                                                  ------    --------     --------     -------     -------       -----     --------
Balance at September 30, 2001                     $3,045    $ 19,745     $ 27,889     $ 1,167     $(6,155)      $--       $ 45,691
                                                  ======    ========     ========     =======     =======       =====     ========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                                   (unaudited)

                                                                             For the Nine Months Ended
                                                                                    September 30
                                                                               2001             2000
                                                                             --------         --------
Cash flows from operating activities:
 Net Income                                                                  $  4,116         $  3,680
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                                                  764              556
   Net accretion of securities premiums and discounts                             (14)             (59)
   Provision for possible loan losses                                             883              573
   Securities gains, net                                                         (131)            (238)
   Mortgage loans originated for sale                                         (25,845)          (6,116)
   Proceeds from sale of mortgage loans                                        25,968            6,159
   Gain on sales of mortgage loans                                               (123)             (43)
   Gain on sales of other assets                                                  (71)            --
   Increase in cash surrender value of life insurance                            (320)            (122)
   Decrease (increase) in interest receivable and other assets                    462           (1,362)
   Increase in interest payable and other liabilities                             490              247
   Other, net                                                                     121              213
                                                                             --------         --------
Net cash provided by operating activities                                       6,300            3,488
                                                                             --------         --------

Cash flows from investing activities:
 Proceeds from sales of investment securities available for sale                7,668            6,118
 Proceeds from maturities of investment securities available for sale          42,131           13,991
 Purchase of investment securities available for sale                         (64,573)         (22,591)
 Net increase in loans                                                        (14,081)         (12,729)
 Purchase of equity method investment                                          (1,188)            --
 Purchase of bank owned life insurance                                         (2,670)          (6,000)
 Proceeds from sale of other assets                                             1,438             --
 Capital expenditures                                                          (2,210)          (1,463)
                                                                             --------         --------
Net cash used in investing activities                                         (33,485)         (22,674)
                                                                             --------         --------

Cash flows from financing activities:
 Net change in demand deposits, NOW accounts and savings accounts               7,711           11,505
 Net change in certificates of deposit                                         (9,162)             752
 Net change in short term borrowings                                           11,763            6,711
 Long term debt advances                                                       19,378              125
 Long term debt payments                                                       (1,739)             (32)
 Dividends paid                                                                (1,749)          (1,560)
 Common stock issued under stock option plans                                     203               74
 Purchase of treasury shares                                                     (904)            (436)
                                                                             --------         --------
Net cash provided by financing activities                                      25,501           17,139
                                                                             --------         --------
Decrease in cash and cash equivalents                                          (1,684)          (2,047)
Cash and cash equivalents as of January 1                                      17,768           15,117
                                                                             --------         --------
Cash and cash equivalents as of September 30                                 $ 16,084         $ 13,070
                                                                             ========         ========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

            FRANKLIN FINANCIAL SERVICES CORPORATION and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Basis of Presentation

     The consolidated balance sheets as of September 30, 2001 and December 31, 2000, the consolidated statements of income for the three-month and nine-month periods ended September 30, 2001 and 2000, the consolidated statements of changes in shareholders' equity for the nine-month periods ended September 30, 2001 and 2000 and the consolidated statements of cash flows for the nine-month periods ended September 30, 2001 and 2000 have been prepared by the Corporation, without audit where indicated. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2001, and for all periods presented have been made.

     The consolidated financial statements include the accounts of Franklin Financial Services Corporation (the Corporation), and its wholly-owned subsidiary Farmers and Merchants Trust Company of Chambersburg (the Bank) and the Bank's wholly owned subsidiary, Franklin Realty Services Corporation. All significant intercompany transactions and account balances have been eliminated.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Corporation's 2000 Annual Report. The results of operations for the period ended September 30, 2001, are not necessarily indicative of the operating results for the full year.

     Earnings per share is computed based on the weighted average number of shares outstanding during each quarter, adjusted retroactively for stock splits and stock dividends. A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

                                                   For the quarter ended
                                                       September 30
                                                   ---------------------
                                                     2001         2000
                                                    ------       ------
(Amounts in thousands)
Weighted average shares outstanding (basic)          2,681        2,709
Impact of common stock equivalents,
  primarily stock options                               67           45
                                                     -----        -----
Weighted average shares outstanding (diluted)        2,748        2,754
                                                     =====        =====

                                                 For the nine months ended
                                                       September 30
                                                 -------------------------
                                                     2001         2000
                                                     -----        -----
(Amounts in thousands)
Weighted average shares outstanding (basic)          2,684        2,715
Impact of common stock equivalents,
  primarily stock options                               58           42
                                                     -----        -----
Weighted average shares outstanding (diluted)        2,742        2,757
                                                     =====        =====

NOTE 2 - Capital Adequacy

     Quantitative measures established by regulation to ensure capital adequacy require financial institutions to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. The Capital ratios of the Corporation and its bank subsidiary are as follows:

                                                                    As of September 30, 2001 (unaudited)
                                               ------------------------------------------------------------------------------
                                                                                                             To be Well
                                                                                                          Capitalized Under
                                                                                For Capital               Prompt Corrective
                                                      Actual                  Adequacy Purposes           Action Provisions
                                               ---------------------        ---------------------        --------------------
(Amounts in thousands)                         Amount         Ratio         Amount          Ratio        Amount        Ratio
                                               -------        ------        -------         -----        -------       ------
Total Capital (to Risk Weighted Assets)
---------------------------------------
Corporation                                    $48,089        13.45%        $28,599         8.00%          N/A
Bank                                            42,414        12.00%         28,233         8.00%        $35,291       10.00%

Tier 1 Capital (to Risk Weighted Assets)
----------------------------------------
Corporation                                    $43,686        12.22%        $14,300         4.00%          N/A
Bank                                            38,113        10.80%         14,116         4.00%        $21,175        6.00%

Tier 1 Capital (to Average Assets)
----------------------------------
Corporation                                    $43,686         8.72%        $20,050         4.00%          N/A
Bank                                            38,113         7.68%         19,843         4.00%        $24,803        5.00%

NOTE 3 - Stock Repurchase Program

     On March 8, 2001, the Board of Directors authorized the repurchase of up to 75,000 shares of the Corporation's $1.00 par value common stock. The repurchases are authorized to be made from time to time during the next 12 months in open market or privately negotiated transactions. The repurchased shares will be held as treasury shares available for issuance in connection with future stock dividends and stock splits, employee benefit plans, executive compensation plans, and for issuance under the Dividend Reinvestment Plan and other corporate purposes. During the nine months ended September 30, 2001, 48,182 shares of the Corporation's common stock were repurchased at a cost of approximately $904,000.

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

NOTE 5 - Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued Statement No. 143, "Accounting for Asset Retirement Obligations," which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement will become effective for the Bank on January 1, 2003, but is not expected to have a significant impact on the financial condition or results of operations.

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

     Statement No. 142 prescribes that goodwill associated with a business combination and intangible assets with an indefinite useful life should not be amortized but should be tested for impairment at least annually. The Statement requires intangibles that are separable from goodwill and that have a determinable useful life to be amortized over the determinable useful life. The provisions of this Statement will become effective for the Bank in January of 2002. Upon adoption of this statement, goodwill and other intangible assets arising from acquisitions completed before July 1, 2001 should be accounted for in accordance with the provisions of this statement. The Corporation has an intangible asset recorded on its balance sheet that is related to the purchase of a customer list. Charges against earnings occur based on the determinable useful life of the intangible asset. At September 30, 2001 and 2000, the unamortized amount of the intangible asset was $1.0 million and $1.2 million, respectively.

     In August of 2001, the Financial Accounting Standards Board issued Statement 144, "Accounting for the Impairment of or Disposal of Long-Lived Assets." This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to be Disposed Of," and the accounting and reporting provisions for APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the disposal of a segment of a business." This Statement also amends ARB No. 51, "Consolidated Financial Statements." The provisions of this Statement will be effective for the Bank on January 1, 2002, but are not expected to have a significant impact on the financial condition or results of operations.

                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition
                      for the Three and Nine Month Periods
                        Ended September 30, 2001 and 2000

Part 1, Item 2

FORWARD LOOKING STATEMENTS

     Certain statements appearing herein which are not historical in nature are forward-looking statements within the meaning of Private Securities Litigation Reform Act of 1995. Such forward-looking statements refer to a future period or periods, reflecting management's current views as to likely future developments, and use words "may," "will," "expect," "believe," "estimate," "anticipate," or similar terms. Because forward-looking statements involve certain risks, uncertainties and other factors over which the Corporation has no direct control, actual results could differ materially from those contemplated in such statements. These factors include (but are not limited to) the following: general economic conditions, changes in interest rates, changes in the Corporation's cost of funds, changes in government monetary policy, changes in government regulation and taxation of financial institutions, changes in the rate of inflation, changes in technology, the intensification of competition within the Corporation's market area, and other similar factors.

RESULTS OF OPERATIONS

     The Corporation reported earnings for the third quarter and nine months ended September 30, 2001, totaling $1,410,000 and $4,116,000, respectively, representing increases of 7.1% and 11.8%, respectively over the same periods in 2000. Basic earnings per share for the third quarter and nine months ended September 30, 2001 were $.53 and $1.53, respectively, compared to $.49 and $1.36, respectively, for the same periods one year earlier. Diluted earnings per share were $.52 and $1.51 for the quarter and nine months ended September 30, 2001 and $.48 and $1.33 for the same periods ended September 30, 2000. Per share earnings are weighted to reflect the impact of the stock repurchase program. Book value per share at September 30, 2001 equaled $16.78 versus $14.86 at September 30, 2000.

     The Corporation's annualized return on average assets (ROA) and return on average equity (ROE) for the first nine months of 2001 were 1.11% and 12.23%, respectively, compared to 1.09% and 12.48%, respectively, for the same period in 2000.

NET INTEREST INCOME

     Net interest income improved to $3.82 million for the third quarter of 2001 versus $3.58 million for the third quarter of 2000, an increase of $248,000, or 6.9%. Interest income was down $396,000, or 4.8% to $7.8 million for the third quarter of 2001 compared to $8.2 million for the third quarter of 2000. Interest expense recorded a decrease of $644,000, or 13.9%, to $3.99 million for the third quarter of 2001 compared to $4.63 million for the third quarter of 2000. The steady decline in market interest rates beginning in January and continuing through the third quarter of 2001 strengthened the Corporation's net interest income. The Federal Reserve reduced interest rates even lower in September which is expected to have a favorable impact on net interest income for the fourth quarter. For the third quarter 2001, interest rates on interest-bearing liabilities fell at a faster pace than interest rates on interest-earning assets thereby producing a favorable impact on net interest income for the quarter.

     Net interest income for the nine months ended September 30, 2001 grew $581,000, or 5.3%, to $11.56 million from $10.98 million for the nine months ended September 30, 2000. Interest income and interest expense for the nine-month period followed the same pattern as the third quarter. Interest income decreased $12,000 to

$24.1 million while interest expense decreased $593,000 to $12.5 million, adding $581,000 to net interest income in 2001 versus 2000.

     Despite the lower interest rate environment and the favorable impact to net interest income, the Corporation's net interest margin continues to be squeezed. For the nine-month period ended September 30, 2001, net interest margin (tax equivalent) was 3.68% compared to 3.75% for the nine months ended September 30, 2000. In June 2000, the Corporation purchased $6.0 million of Bank Owned Life Insurance (BOLI). An additional purchase totaling $2.6 million was completed in July 2001. The revenue derived from this earning asset is recorded in non-interest income. The Corporation's investment in BOLI generated tax-free revenue of $320,000 for the nine months ended September 30, 2001 versus $122,000 for the same period in 2000.

     The Corporation implemented strategies earlier in the year to help mitigate its interest rate risk. These actions involved long-term debt advances from the Federal Home Loan Bank of Pittsburgh totaling approximately $14 million and a $10 million interest rate swap where the Bank pays a fixed interest rate and receives a floating interest rate indexed to the 3-month U.S. Government Treasury bill. Another $3.6 million in long-term debt borrowings was used to fund growth in the commercial loan portfolio. In addition, tax-exempt securities were reduced by approximately $5.8 million to help offset the tax-exempt income generated from $8.6 million in Bank Owned Life Insurance. This was done to manage the Corporation's Federal tax position. All of these actions impact interest income and interest expense with the expectation that net interest income will remain stable or improve.

PROVISION FOR LOAN LOSSES

     The Corporation charged $359,000 and $883,000 against earnings for loan losses in the third quarter and nine months ended September 30, 2001, respectively, compared to $180,000 and $573,000, respectively, for the same periods in 2000. An increase in nonperforming loans during the third quarter of 2001 accounted for the higher provision expense for the third quarter and nine months ended September 30, 2001. For more information concerning nonperforming loans refer to the Loan Quality discussion.

NONINTEREST INCOME

     Noninterest income, excluding net securities gains and losses, increased $82,000, or 6.8%, to $1.29 million for the third quarter ended September 30, 2001 from $1.21 million for the third quarter of 2000. Increases in service charges and fees, up $115,000 to $639,000 in the third quarter of 2001 versus 2000, were attributable to higher fees related to a significant increase in mortgage loan origination activity, higher deposit account fees and higher miscellaneous teller fees. Investment and trust services fees recorded a decrease of $72,000, or (12.2%), which is primarily related to the downturn in market values of trust account assets. Other noninterest income was up $39,000, or 40.6%, to $135,000 for the third quarter of 2001 and was primarily the result of income from BOLI. Net securities gains, $110,000 higher in the third quarter of 2001 compared to the third quarter of 2000, equaled $131,000 for the three months ended September 30, 2001.

     Noninterest income, excluding net securities gains, for the nine months ended September 30, 2001, increased $461,000, or 13.6%, to $3.84 million from $3.38 million for the third quarter ended September 30, 2000. Service charges and fees accounted for almost 90% of the increase largely due to the same fees as mentioned above. Other income was up $186,000 to $361,000 for the nine months ended September 30, 2001, from $175,000 for the nine months ended September 30, 2000. BOLI income (up $198,000) plus the realized gain from the sale of the Bank's credit card portfolio ($72,000), reduced by losses on the sale of foreclosed real estate and other repossessed assets, were the factors contributing to higher other income for the nine months ended September 30, 2001. A $128,000 decline in Investment and trust services fees to $1.65 million for the nine months ended September 30, 2001 was attributable to lower market values on trust assets and the loss of a few accounts due to transfer of wealth to the next generation. The Corporation recorded net securities gains totaling $131,000 for the first nine months of 2001 compared to $238,000 for the first nine months of 2000.

     For the nine months ended September 30, 2001, noninterest income, excluding net securities gains, represented 24.9% of total revenues compared to 23.5% for the nine-month period ended September 30, 2000. Recent opportunities to strengthen the Corporation's noninterest income include the implementation of an ATM access fee for noncustomers, the introduction of debit cards, investments in BOLI and a title insurance company and the formation of a Personal Investment Center that sells mutual funds, annuities and insurance in addition to the traditional services offered through the Bank's Investment and Trust Services. In June 2001, the Corporation made an investment in a start-up banking company that will specialize in mortgage originations. This investment will broaden the menu of mortgage products the Bank currently offers to its customers and has the potential to provide a good source of noninterest income. Management is committed to seek out new opportunities to strengthen noninterest income and reduce the Corporation's dependency on net interest income.

NONINTEREST EXPENSE

     Total noninterest expense increased by $181,000 to $3.20 million for the third quarter ended September 30, 2001, compared to $3.02 million for the third quarter ended September 30, 2000. Salaries and benefits recorded a modest increase of $41,000, or 2.6%, to $1.66 million for the quarter ended September 30, 2001 compared to $1.62 million for the same quarter one year earlier. Management's ability to control the number of full-time equivalent employees to 195 at September 30, 2001 from 189 at September 30, 2000 contributed to the small increase in salaries and benefits. Deferred salary and benefit costs related to loan origination activity were $73,000 higher in the third quarter of 2001 compared to the third quarter of 2000. These higher deferred costs also contributed to the modest increase in salaries and benefits. Legal and professional fees were $54,000, or 63.5%, higher in the third quarter of 2001 than the third quarter of 2000. Consulting and legal fees associated with potential business ventures were primarily responsible for the increase. The timing of ATM maintenance expenses and a higher volume of general loan and deposit activity resulted in higher data processing expense (up $38,000) in the third quarter of 2001 versus 2000. Other expense was up $68,000, or 12.0%, to $633,000 for the third quarter of 2001 compared to the third quarter of 2000 and is primarily related to accelerated amortization of an intangible asset ($51,000) and higher charges from the Bank's ATM vendor (up $11,000).

     Total noninterest expense for the nine months ended September 30, 2001, showed a modest increase of $54,000 to $9.61 million from $9.56 million at September 30, 2000. Salaries and benefits were down $104,000 to $4.97 million for the nine months ended September 30, 2001, versus $5.07 million for the nine months ended September 30, 2000. Although salary expense remained flat for the nine-month period, benefits costs were up. Benefits relating to a corporate earnings payout, pay for performance program and 401(k) discretionary contribution were $125,000 higher for the nine month period in 2001 versus 2000 while health and group life insurance costs were $29,000 higher. Offsetting these increases were higher deferred salary & benefit costs (credit to expense) related to mortgage loan origination activity volume and the end of a restricted stock program that was fully expensed in 2000.

     Federal income tax expense for the third quarter and nine months ended September 30, 2001 totaled $278,000 and $923,000, respectively, compared to $292,000 and $788,000 for the same periods ended September 30, 2000. The Corporation's effective tax rate for the nine months ended September 30, 2001, was 18.3% compared to 17.6% for the nine months ended September 30, 2000. All taxable income for the Corporation is taxed at a rate of 34%.

FINANCIAL CONDITION

     Total assets reached $498.8 million at September 30, 2001 from $465.9 million at December 31, 2000, an increase of $32.9 million, or 7%. The growth in assets for the nine-month period since December 31, 2000 was primarily in investment securities available for sale (up $17.2 million) and loans (up $12.0 million). The increase in investment securities since year-end was primarily attributable to purchases of SLMA securities; loan growth was concentrated entirely in the commercial loan portfolio with the mortgage and consumer loan portfolios showing modest decreases. Although mortgage loan outstandings were down for the nine-month period, mortgage loan origination activity was up significantly. In the first nine months of 2001, mortgage originations totaled $39.3 million compared to $19.0 million for the same period in 2000, an increase of 106.4%. Almost all of these loans are sold on the secondary market to FNMA.

     Total deposits and securities sold under agreements to repurchase (sweep repos) grew a modest $10.3 million, or 2.6%, to $400.56 million at September 30, 2001 from $390.2 at December 31, 2000. The low interest rate environment during the nine-month period presented a challenge for retaining certificates of deposit (CD) as they matured, reflected in a $9.2 million decrease to $122.0 million since year-end. Despite the decrease in CD volume, the Bank has been successful in retaining and attracting new dollars to its interest-bearing checking, savings, money market, money management and sweep repo accounts. These accounts grew $25.8 million in total. Offsetting this growth, in addition to CDs, were decreases totaling $6.3 million in demand deposits and the Bank's money market fund for trust customers.

     Premises and equipment increased $1.47 million, or 20.3%, to $8.7 million at September 30, 2001, from $7.24 million at December 31, 2000. The construction of an addition to the headquarters office is primarily responsible for this increase. Payment of $2.6 million of the approximate $3.4 million project has been made to date. Completion of the construction is anticipated to be by December 31, 2001. Other assets were up $3.9 million, or 21.3%, to $22.45 million at September 30, 2001, from $18.5 million at December 31, 2000. The purchase of additional BOLI in July 2001 accounted for most of the increase in other assets.

     Long-term debt increased by $17.6 million, or 59.8%, to $47.1 million at September 30, 2001, from $29.5 million at December 31, 2000. A strategy implemented earlier in the year to help mitigate interest rate risk for the Corporation was primarily responsible for this significant increase. The strategy includes transactions involving interest rate swaps, interest rate caps and term advances from the Federal Home Loan Bank of Pittsburgh. As of September 30, 2001, approximately $14.0 million in fixed-rate term advances were taken down with the proceeds used to fund floating rate securities and overnight investments in Federal Funds. In addition, a $10.0 million interest rate swap was executed in May 2001 with the Bank paying a fixed rate and receiving a floating rate indexed to the 3-month U.S. Government Treasury bill. The strategy is designed to protect the Corporation from rising interest rates. Other liabilities recorded an increase of $2.3 million, or 76.7%, to $5.4 million at September 30, 2001, from $3.1 million at December 31, 2000. An increase in the deferred tax liability related to FAS 115 accounted for approximately $769,000 and an increase of $1.1 million to record the fair value of the interest rate swap accounted for the remainder of the increase.

     Total shareholders' equity increased $2.5 million to $45.7 million at September 30, 2001 from $43.2 million at year-end 2000. During the nine months, an approximate $800,000 increase in other comprehensive income and an increase in retained earnings totaling $2.3 million added to total shareholders' equity. Unrealized securities gains were partially offset by unrealized losses associated with the above mentioned interest rate hedging strategies to result in the net increase to other comprehensive income. Stock repurchases during the nine-month period reduced shareholders' equity by $904,000.

     Capital adequacy is currently defined by regulatory agencies through the use of several minimum required ratios. At September 30, 2001, the Corporation was well capitalized as defined by the banking regulatory agencies. The Corporation's leverage ratio, Tier I and Tier II risk-based capital ratios at September 30, 2001 were 8.72%, 12.22%, and 13.45%, respectively. For more information on capital ratios refer to Note 2 of the accompanying financial statements.

LOAN QUALITY

     Net charge-offs for the third quarter and nine-months ended September 30, 2001, totaled $352,000 and $608,000, respectively, compared to $45,000 and $457,000 for the third quarter and nine months, respectively, of 2000. For the first nine months of 2001, 58% of the net charge-offs were related to the commercial portfolio and 42% to the consumer portfolio. The annualized year to date ratio of net charge-offs to average loans was .27% at September 30, 2001 compared to .21% at September 30, 2000.

     Nonperforming loans were up $2.5 million to $3.45 million at September 30, 2001 from $945,000 at December 31, 2000. Included in nonperforming loans at September 30, 2001, were nonaccrual loans totaling $2.6 million and loans past due 90 days or more totaling $823,000 compared to $576,000 and $369,000, respectively at December 31, 2000. The Corporation held foreclosed real estate equaling $1.1 million at September 30, 2001 compared to $1.4 million at December 31, 2000. Nonperforming assets represented .92% of total assets at September 30, 2001 compared to .69% at December 31, 2000.

     Subsequent to September 30, 2001, a commercial borrower with outstanding loan balances of approximately $1.5 million filed Chapter 11 Bankruptcy. As of this filing a collateral liquidation analysis is currently underway to quantify the potential losses, if any, related to this borrower.

     The allowance for possible loan losses totaled $4.1 million at September 30, 2001, compared to $3.9 million at December 31, 2000. The allowance represents 1.31% and 1.28%, of total loans at September 30, 2001 and December 31, 2000, respectively. The allowance provided coverage for nonperforming loans at a rate of 1.2 times at September 30, 2001.

LOCAL ECONOMY

     In the aftermath of terrorist attacks occurring on September 11th, local economic conditions are slow. The uncertainty brought on as a result of the tragedy has affected consumers and manufacturers across the country and locally as well. Franklin County is heavily dependent upon the manufacturing sector for its employment opportunities. With a slowdown in product orders, manufacturers are forced to announce layoffs, which has occurred locally. Local consumers are less anxious to spend their disposable income, thereby affecting the retail segment of the business community. Although the events of September 11th did not help the local economy, the slowdown in the local economy began before the attacks on America occurred. Despite the fact that the country is on the brink of a recession, the state Department of Labor and Industry announced at the end of October that Franklin County's unemployment rate dropped to 4.2% in September from 4.5% in August. During the past quarter, three new warehouse distribution center projects have been announced which are expected to create approximately 2,000 new jobs. The stable unemployment rate for Franklin County is an indicator that consumers should be able to make their Bank loan payments. However, there could be more financial strain on the Bank's commercial customers.

LIQUIDITY

     The Corporation's liquidity ratio (net cash, short-term and marketable assets divided by net deposits and short-term liabilities) was 29.4% at September 30, 2001. The Corporation has the ability to borrow funds from the Federal Home Loan Bank of Pittsburgh, if necessary, to enhance its liquidity position. At September 30, 2001, the funding available to the Corporation from the FHLB is approximately $93 million. Management believes that liquidity is adequate to meet the borrowing and deposit needs of its customers.


PART I, ITEM 3

QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     Although the Federal funds rate and the National prime rate fell 350 basis points to a 30-year low between December 31, 2000 and September 30, 2001, the Corporation's net interest margin remained fairly stable. For the nine-month period ended September 30, 2001, the tax-equivalized net interest margin was 3.68% compared with 3.67% and 3.75% at December 31, 2000 and September 30, 2001, respectively. Because of the extent to which rates have declined this year, the Corporation has become sensitive to future rate declines and expects some added compression of the net interest margin. An interest rate shock analysis performed as of September 30, 2001, showed a possible decline in net interest income of 2.4% or $364,000 in a - 100 basis point rate shock over a one-year period compared with a decline of 0.9%, or $129,000 at December 31, 2000. Using a 200 basis point rate shock as of September 30, 2001, the Corporation could see a possible decline in net interest income of 7.2%, or $1.2 million over a one-year period compared with a decline of 6.3%, or $874,000 at December 31, 2000. Given the current low interest rate environment, it is highly unlikely that a 200 basis point drop is realistic. When performing the interest rate shock analyses, interest rate caps and interest rate swaps are factored in. In addition, interest rates paid on core deposits are assumed to vary in accordance with historical relationships. Management of the Corporation is confident that it is fairly well protected against rising interest rates resulting from the interest rate hedges that are in place. The net interest income at risk for the Corporation remains within the guidelines established by the Corporation's asset/liability policy. The Corporation continues to monitor and manage its interest rate sensitivity during these unusual times. Please refer to the annual report to shareholders on Form 10-K filed with the Securities and Exchange Commission for December 31, 2000, for further discussion on this matter.

PART II - OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS
                  None
Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
                  None
Item 3.   DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES
                  None
Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  None
Item 5.   OTHER INFORMATION
                  None
Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

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

                                        Franklin Financial Services Corporation



November 9, 2001                        /s/ William E. Snell, Jr.
----------------                        -----------------------------------
                                        William E. Snell, Jr.
                                        President and Chief Executive Officer

November 9, 2001                        /s/ Elaine G. Meyers
-----------------                       -------------------------------------
                                        Elaine G. Meyers
                                        Treasurer and Chief Financial Officer