Form 10-K405
period 2001-12-31
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2002-03-29
CIK 723646

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 0-12126

FRANKLIN FINANCIAL SERVICES CORPORATION
(Exact name of registrant as specified in its charter)

PENNSYLVANIA	25-1440803
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
20 South Main Street, Chambersburg, PA	17201-0819
(Address of principal executive offices)	(Zip Code)

(717) 264-6116
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $1.00 per share
(Title of class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        The aggregate market value of the 2,322,610 shares of the Registrant's common stock held by nonaffiliates of the Registrant as of February 15, 2002, based on the average of the bid and asked price for such shares, was $57,774,924. There were 2,708,160 outstanding shares of the Registrant's common stock as of February 15, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the definitive annual proxy statement to be filed, pursuant to Reg. 14A within 120 days after December 31, 2001, are incorporated into Part III.

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

        F&M Trust's Investment and Trust Services Department offers all of the personal and corporate trust services normally associated with trust departments of area banks including: estate planning and administration, corporate and personal trust fund management, pension, profit sharing and other employee benefits funds management, and custodial services. F&M Trust's Personal Investment center sells mutual funds, annuities and selected insurance products.

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

        The principal market of F&M Trust is in Franklin County and western Cumberland County, Pennsylvania. Fourteen commercial bank competitors of F&M Trust have offices in this region, in addition to credit unions, savings and loan associations, mortgage banks, brokerage firms and other competitors. F&M Trust is the largest financial institution headquartered in Franklin County and had total assets of approximately $499.0 million on December 31, 2001.

        All of the local commercial bank competitors of the Corporation are subsidiaries of bank holding companies. The Corporation ranks eleventh in size of the fifteen bank holding companies having offices in its primary market.

Staff

        As of December 31, 2001, the Corporation and its subsidiary had 196 full-time equivalent employees. Most employees participate in pension, profit sharing/bonus, and employee stock purchase plans and are provided with group life, health and major medical insurance. Management considers employee relations to be excellent.

Supervision and Regulation

        Various requirements and restrictions under the laws of the United States and under Pennsylvania law affect the Corporation and its subsidiaries. The Corporation is subject to supervision and regulation by the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956, as amended. As a bank holding company, the Corporation's activities and those of its bank subsidiary are limited to the business of banking and activities closely related or incidental to banking. Bank holding companies are required to file periodic reports with and are subject to examination by the Federal Reserve Board. The Federal Reserve Board has issued regulations under the Bank Holding Company Act that require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. As a result, the Federal Reserve Board, pursuant to such regulations, may require the Corporation to stand ready to use its resources to provide adequate capital funding to its bank subsidiary during periods of financial stress or adversity.

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

Prompt Corrective Action Rules

        The federal banking agencies have regulations defining the levels at which an insured institution would be considered "well capitalized," "adequately capitalized," "significantly undercapitalized" and "critically undercapitalized." The applicable federal bank regulator for a depository institution could, under certain circumstances, reclassify a "well capitalized" institution as "adequately capitalized" or require an "adequately capitalized" or "undercapitalized" institution to comply with supervisory actions as if it were in the next lower category. Such a reclassification could be made if the regulatory agency determines that the institution is in an unsafe or unsound condition (which could include unsatisfactory examination ratings). At December 31, 2001, the Corporation and the Bank each satisfied the criteria to be classified as "well capitalized" within the meaning of applicable regulations.

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

FDIC Insurance Assessments

        The FDIC has implemented a risk-related premium schedule for all insured depository institutions that results in the assessment of premiums based on capital and supervisory measures. Under the risk-related premium schedule, the FDIC assigns, on a semiannual basis, each depository institution to one of three capital groups (well-capitalized, adequately capitalized or undercapitalized) and further assigns such institutions to one of three subgroups within a capital group. The institution's subgroup assignment is based upon the FDIC's judgment of the institution's strength in light of supervisory evaluations, including examination reports, statistical analyses and other information relevant to measuring the risk posed by the institution. Only institutions with a total capital to risk-adjusted assets ratio of 10% or greater, a Tier 1 capital to risk-based assets ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater, are assigned to the well-capitalized group. As of December 31, 2001, the Bank was well capitalized for purposes of calculating insurance assessments.

        The Bank Insurance Fund is presently fully funded at more than the minimum amount required by law. Accordingly, the 2002 Bank Insurance Fund assessment rates range from zero for those institutions with the least risk, to $.027 for every $100 of insured deposits for institutions deemed to have the highest risk. The Bank is in the category of institutions that presently pay nothing for deposit insurance. The FDIC adjusts the rates every six months. We anticipate that the FDIC will reinstate deposit insurance premiums within the next year in order to replenish the Bank Insurance Fund.

        While the Bank presently pays no premiums for deposit insurance, it is subject to assessments to pay the interest on Financing Corporation bonds. The Financing Corporation was created by Congress to issue bonds to finance the resolution of failed thrift institutions. Prior to 1997, only thrift institutions were subject to assessments to raise funds to pay the Financing Corporation bonds. On September 30, 1996, as part of the Omnibus Budget Act, Congress enacted the Deposit Insurance Funds Act of 1996, which recapitalized the Savings Association Insurance Fund and provided that commercial banks would be subject to 1/5 of the assessment to which thrifts are subject for Financing Corporation bond payments through 1999. Beginning in 2000, commercial banks and thrifts are subject to the same assessment for Financing Corporation bonds. The FDIC sets the Financing Corporation assessment rate every quarter. The Financing Corporation assessment for the Bank (and all other banks) for the first quarter of 2002 is an annual rate of $.0182 for each $100 of deposits.

New Legislation

        Landmark legislation in the financial services area was signed into law by the President on November 12, 1999. The Gramm-Leach-Bliley Act dramatically changed certain banking laws that have been in effect since the early part of the 20th century. The most radical changes are that the separation between banking and the securities businesses mandated by the Glass-Steagall Act has now been removed, and the provisions of any state law that prohibits affiliation between banking and insurance entities have been preempted. Accordingly, the new legislation now permits firms engaged in underwriting and dealing in securities, and insurance companies, to own banking entities, and permits bank holding companies (and in some cases, banks) to own securities firms and insurance companies. The provisions of federal law that preclude banking entities from engaging in non-financially related activities, such as manufacturing, have not been changed. For example, a manufacturing company cannot own a bank and become a bank holding company, and a bank holding company cannot own a subsidiary that is not engaged in financial activities, as defined by the regulators.

        The new legislation creates a new category of bank holding company called "financial holding company." In order to avail itself of the expanded financial activities permitted under the new law, a bank holding company must notify the Federal Reserve that it elects to be a financial holding company. A bank holding company can make this election if it, and all of its bank subsidiaries, are well capitalized, well managed, and have at least a satisfactory Community Reinvestment Act rating, each in accordance with the definitions prescribed by the Federal Reserve and the regulators of the subsidiary banks. Once a bank holding company makes such an election, and provided that the Federal Reserve does not object to such election by such bank holding company, the financial holding company may engage in financial activities (i.e., securities underwriting, insurance underwriting, and certain other activities that are financial in nature as to be determined by the Federal Reserve) by simply giving a notice to the Federal Reserve within thirty days after beginning such business or acquiring a company engaged in such business. This makes the regulatory approval process to engage in financial activities much more streamlined than it was under prior law. The Corporation elected to become a financial holding company and received approval from the Federal Reserve, effective August 24, 2001.

        The new law also permits certain financial activities to be undertaken by a subsidiary of a national bank. As the Bank is not a national bank, these provisions do no apply directly to the Bank, but Pennsylvania law has recently been amended to provide that Pennsylvania chartered banks have "parity" powers with national banks in all areas of their business. Therefore, the Bank can now avail itself of these provisions if it chooses to do so. Federal law provides that for financial activities that are conducted as a principal, such as an underwriter or securities dealer holding an inventory, a national bank must be one of the 100 largest banks in the United States and have debt that is rated investment grade. National banks that are not one of the 100 largest national banks in the United States are not authorized under the new law to conduct financial activities as a principal. However, smaller national banks may own a securities broker or an insurance agency and certain other financial agency entities under the new law. Under prior law, national banks could only own an insurance agency if it was located in a town of fewer than 5,000 residents, or under certain other conditions. Under the new law, there is no longer any restriction on where the insurance agency subsidiary of a national bank is located or does business. Even prior to the recent amendment in Pennsylvania law providing parity powers, the Bank was permitted to own and operate an insurance agency without restriction, and could also own and operate a securities brokerage.

        In addition to the foregoing provisions that make major changes to the federal banking laws, the new legislation also makes a number of additions and revisions to numerous federal laws that affect the business of banking. For example, there is now a federal law on privacy with respect to customer information held by banks. The federal banking regulators are authorized to adopt rules regarding privacy for customer information. Banks must establish a disclosure policy for non-public customer information, disclose the policy to their customers, and give their customers the opportunity to object to non-public information being disclosed to a third party. Also, the Community Reinvestment Act has been amended to provide that small banks (those under $250 million in assets) that previously received an "outstanding" on their last CRA exam will not have to undergo another CRA exam for five years, or for four years if their last exam was "satisfactory." In addition, any CRA agreement entered into between a bank and a community group must be disclosed, with both the bank and the group receiving any grants from the bank detailing the amount of funding provided and what it was used for. The new law also requires a bank's policy on fees for transactions at ATM machines by non-customers to be conspicuously posted on the ATM. Several other provisions affecting other general regulatory requirements for banking institutions were also adopted.

        In October 2001, the President signed into law the USA PATRIOT Act. This Act was in direct response to the terrorist attacks on September 11, 2001, and strengthens the anti-money laundering provisions of the Bank Secrecy Act. Most of the new provisions added by the Act apply to accounts at or held by foreign banks, or accounts of or transactions with foreign entities. The Bank does not have a significant foreign business and does not expect this Act to materially affect its operations. The Act does, however, require banking regulators to consider a bank's record of compliance under the Bank Secrecy Act in acting on any application filed by a bank. As the Bank is subject to the provisions of the Bank Secrecy Act (i.e., reporting of cash transactions in excess of $10,000), the Banks's record of compliance in this area will be an additional factor in any applications filed by it in the future. To the Bank's knowledge, its record of compliance in this area is satisfactory.

        Separately from the Gramm-Leach-Bliley Act and the USA PATRIOT Act, Congress is often considering additional financial industry legislation. The Corporation cannot predict how any new legislation, or new rules adopted by the federal banking agencies, may affect its business in the future.

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

        In addition to its main office, F&M Trust owns thirteen properties and leases one property, all of which are used for banking offices and operations. F&M Trust also leases four locations for off-site ATM facilities. The bank owns one property which is currently under construction as part of an expansion of the headquarters facility. This project is scheduled to be completed in the spring of 2002. All of the properties owned by the bank are located in Franklin and Cumberland Counties, Pennsylvania.

Item 3. Legal Proceedings

        None

Item 4. Submission of Matters to a Vote of Security Holders

        None

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Market and Dividend Information

        The Corporation's common stock is not actively traded in the over-the-counter market. The Corporation's stock is listed under the symbol "FRAF" on the OTC Electronic Bulletin Board, an automated quotation service. Current price information is available from account executives at most brokerage firms as well as the registered market makers of Franklin Financial Services Corporation common stock as listed below under Shareholders' Information.

        There were 1,926 shareholders of record as of December 31, 2001. The range of high and low bid prices is shown below for the years 2001 and 2000. Also shown are the cash dividends declared for the same years.

Market and Dividend Information

	Price Ranger Per Share
2001			Per Share Dividends Declared
	High	Low
First quarter	$17.63	$15.50	$0.20
Second quarter	22.00	16.88	0.22
Third quarter	23.75	22.35	0.22
Fourth quarter	24.75	24.00	0.22

			$0.86

	Price Ranger Per Share
2000			Per Share Dividends Declared
	High	Low
First quarter	$20.25	$16.00	$0.18
Second quarter	16.63	15.50	0.18
Third quarter	16.75	16.38	0.20
Fourth quarter	16.88	15.50	0.20

			$0.76

Shareholders' Information

Dividend Reinvestment Plan:

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

Dividend Direct Deposit Program:

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

Annual Meeting:

        The Annual Shareholders' Meeting will be held on Tuesday, April 23, 2002, at the Lighthouse Restaurant, 4301 Philadelphia Avenue, Chambersburg, Pennsylvania. The Business Meeting will begin at 10:30 a.m. followed by a luncheon.

Website:

        www.franklinfin.com

Stock Information:

        The following brokers are registered as market makers of Franklin Financial Services Corporation's common stock:

Ferris Baker Watts	17 East Washington Street, Hagerstown, MD 21740	800/344-4413
RBC Dain-Rauscher	2101 Oregon Pike, Lancaster, PA 17601	800/646-8647
F.J. Morrissey & Co. Inc.	1700 Market Street, Suite 1420, Philadelphia, PA 19103-3913	215/563-3296
Ryan, Beck & Co.	3 Parkway, Philadelphia, PA 19102	800/223-8969

Registrar and Transfer Agent:

        The registrar and transfer agent for Franklin Financial Services Corporation is Fulton Bank, P.O. Box 4887, Lancaster, PA 17604.

Item 6. Selected Financial Data

Summary of Selected Financial Data

	2001	2000	1999	1998	1997
	(Dollars in thousands, except per share)
Summary of operations
Interest income	$31,296	$32,446	$29,407	$27,463	$26,244
Interest expense	15,773	17,916	15,002	13,151	12,225

Net interest income	15,523	14,530	14,405	14,312	14,019
Provision for loan losses	1,480	753	830	1,061	936

Net interest income after provision for loan losses	14,043	13,777	13,575	13,251	13,083
Noninterest income	5,690	5,051	4,502	4,658	3,932
Noninterest expense	12,851	12,715	11,810	11,600	11,262

Income before income taxes	6,882	6,113	6,267	6,309	5,753
Income tax	1,288	1,106	1,183	1,504	1,390

Net income	$5,594	$5,007	$5,084	$4,805	$4,363

Per common share
Basic earnings per share	$2.09	$1.85	$1.86	$1.76	$1.59
Diluted earnings per share	$2.05	$1.81	$1.84	$1.74	$1.58
Regular cash dividends paid	$0.86	$0.76	$0.68	$0.62	$0.56
Special cash dividends paid	$—	$—	$0.40	$0.66	$—

Balance sheet data
End of year
Total assets	$498,847	$465,985	$444,679	$425,001	$353,865
Loans, net	302,523	297,307	284,084	258,488	241,244
Deposits	354,043	357,209	333,310	326,579	274,555
Long-term debt	50,362	29,477	29,695	30,744	10,284
Shareholders' equity	45,265	43,201	39,260	39,901	36,305
Performance yardsticks (unaudited)
Return on average assets	1.14%	1.10%	1.18%	1.29%	1.26%
Return on average equity	12.51%	12.56%	12.95%	12.58%	12.03%
Dividend payout ratio	41.95%	42.18%	59.38%	27.39%	88.27%
Average equity to average asset ratio	9.10%	8.77%	9.11%	10.24%	10.49%
Trust assets under management (unaudited)	$375,188	$405,995	$419,529	$401,064	$350,866

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies:

        Disclosure of the Corporation's significant accounting policies is included in Note 1 to the consolidated financial statements. Certain of these policies are particularly sensitive requiring significant judgments, estimates and assumptions to be made by management. Additional information is contained in Management's Discussion and Analysis for the most sensitive of these issues, including the provision and allowance for loan losses.

        Management in determining the allowance for loan losses makes significant estimates. Consideration is given to a variety of factors in establishing this estimate. In estimating the allowance for loan losses, management considers current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, borrowers' perceived financial and managerial strengths, the adequacy of the underlying collateral, if collateral dependent, or present value of future cash flows and other relevant factors.

        The following discussion and analysis is intended to assist the reader in reviewing the financial information presented and should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein.

Results of Operations: Summary

        Franklin Financial Services Corporation reported a $587,000, or 11.7%, increase in earnings to $5,594,000 for the year ended December 31, 2001 compared to $5,007,000 for the year ended December 31, 2000. Net income recorded for the year ended December 31, 1999, was $5,084,000. Basic earnings per share were $2.09 for 2001 compared to $1.85 and $1.86 for 2000 and 1999, respectively. Diluted earnings per share were $2.05, $1.81 and $1.84 for the years 2001, 2000 and 1999, respectively. Return on average assets was 1.14% for 2001 versus 1.10% and 1.18% for 2000 and 1999, respectively. Return on average equity was 12.51% for 2001 versus 12.56% and 12.95% for 2000 and 1999, respectively. The Corporation's strong earnings results in 2001 were aided by the low interest rate environment which resulted in improved net interest margins, dramatic increases in mortgage origination volume and gains from the sale of mortgage loans to the secondary market. Partially offsetting the favorable effects of low interest rates was lower investment and trust services fees, which were down from last year largely due to lower market values of trust assets under management. Some asset quality issues arose during the year resulting in a $1.48 million charge to 2001 earnings for loan loss provision.

        A more detailed discussion of the areas that had the greatest impact on the reported results for 2001 follows.

Net Interest Income

2001 versus 2000:

        The most important source of the Corporation's earnings is net interest income which is defined as the difference between income on interest-earning assets and the expense of interest-bearing liabilities supporting those assets. Principal categories of interest-earning assets are loans and securities, while deposits, securities sold under agreements to repurchase (Repos), short -term borrowings and long-term debt are the principal categories of interest-bearing liabilities. For the purpose of this discussion, net interest income is adjusted to a fully taxable equivalent basis (see Table 1). This adjustment facilitates performance comparisons between taxable and tax-free assets by increasing the tax-free income by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the Corporation's 34% Federal statutory rate.

        Net interest income increased $1.045 million, or 6.62%, to $16.83 million in 2001. The net interest margin, which reflects interest rate spread plus the contribution of assets funded by noninterest-bearing sources of funds, showed a two basis point decrease to 3.69% in 2001 from 3.71% in 2000.    Even though the historically low interest rate environment in 2001 caused the average rate on interest-bearing liabilities to decline more than the average yield on interest-earning assets, the net interest margin remained nearly flat because noninterest-bearing sources of funds declined as a percentage of interest-bearing assets.

Table 1. Net Interest Income
(Unaudited)

        Net interest income, defined as interest income less interest expense, is shown in the following table:

	2001	% Change	2000	% Change	1999
	(Amounts in thousands)
Interest income	$31,296	(3.54)%	$32,446	10.33%	$29,407
Interest expense	15,773	(11.96)%	17,916	19.42%	15,002

Net interest income	15,523	6.83%	14,530	0.87%	14,405
Tax equivalent adjustment	1,308		1,256		1,375

Net interest income/fully taxable equivalent	$16,831	6.62%	$15,786	0.04%	$15,780

        Net interest income is affected primarily by variations in the volume and mix of the Corporation's earning assets and interest-bearing liabilities as well as by changes in the level of interest rates as shown in Table 3. Strong growth in the volume of average interest-earning assets, up $31.3 million in 2001 versus 2000, and interest-bearing liabilities, up $30.58 million in 2001 versus 2000, accounted for $182,000 of the $1.045 million increase in net interest income in 2001. The steady decline in interest rates during 2001 contributed $863,000 of the $1.045 million increase in net interest income in 2001.

        Short-term interest rates declined steadily during 2001 with the Fed reducing the Fed Funds rates 11 times. The average prime rate and Federal Funds rate in 2001 were 6.91% and 3.88%, respectively, compared to 9.23% and 6.24%, respectively, in 2000. As short -term interest rates declined during 2001, the Corporation's net interest income was favorably affected since many of its liabilities are linked to short-term rates while more of its assets have longer-term fixed interest rates. The yield on interest-earning assets declined 79 basis points to 7.14% for the year ended December 31, 2001, compared to 7.93% for 2000. More than offsetting the lower yield on interest-earning assets was a larger decline of 91 basis points in the cost of interest-bearing liabilities from 4.87% in 2000 to 3.96% in 2001.

        In July of 2001, the Bank added approximately $2.8 million in Bank Owned Life Insurance (BOLI) to the $6.0 million it purchased in 2000. This purchase increased the total BOLI to approximately $9.0 million and transferred an additional $2.8 million from interest-earning assets to other assets. Accordingly, income derived from BOLI is recorded in noninterest income and totaled almost $458,000 in 2001 as compared to $219,000 in 2000.

2000 vs. 1999:

        Net interest income on a tax-equivalent basis was flat, increasing to $15.79 million in 2000 from $15.78 million in 1999. Short-term interest rates rose steadily during the first half of 2000 before they leveled off at mid-year. The average prime rate and Federal Funds rate in 2000 was 9.23% and 6.24%, respectively, compared to 8.00% and 4.95%, respectively, in 1999. The yield curve became inverted for much of the second half of the year with short-term rates being higher than long-term rates, which adversely affected net interest income. Many of the Corporation's liabilities are indexed to short-term rates while more of its assets have long-term fixed interest rates.

        The growth of average interest-earning assets and interest-bearing liabilities slowed dramatically in 2000 versus 1999. In 2000, average interest-earning assets grew by $18.8 million versus $55.5 million in 1999 and interest-bearing liabilities grew $22.9 million in 2000 versus $55.0 million in 1999. The slower average balance sheet growth in 2000 versus 1999 was largely attributable to significantly less investment portfolio activity funded by long-term Federal Home Loan Bank borrowings that grew both sides of the balance sheet in 1999.

        In June 2000, the Bank purchased Bank Owned Life Insurance (BOLI) which totaled $6.0 million. This transaction moved $6.0 million from interest-earning assets to other assets. Accordingly, income derived from this transaction is accounted for as noninterest income versus interest income. The Bank recorded approximately $219,000 in noninterest income from BOLI in 2000.

Table 2. Analysis of Net Interest Income
(Unaudited)

	2001			2000			1999
	Average balance	Income or expense	Average yield/rate	Average balance	Income or expense	Average yield/rate	Average balance	Income or expense	Average yield/rate
	(Amounts in thousands)
Interest-earning assets:
Interest-bearing obligations of other banks	$17,307	$665	3.84%	$3,106	$201	6.47%	$6,970	$354	5.08%
Investment securities
Taxable	98,326	5,032	5.12%	82,726	5,437	6.57%	79,771	4,681	5.87%
Nontaxable	35,930	2,663	7.41%	42,189	3,074	7.29%	47,068	3,470	7.37%
Loans, net of unearned discount	304,845	24,244	7.95%	297,078	24,990	8.41%	272,470	22,277	8.18%

Total interest-earning assets	456,408	32,604	7.14%	425,099	33,702	7.93%	406,279	30,782	7.58%

Other assets	35,018			29,124			24,428

Total assets	$491,426			$454,223			$430,707

Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$44,829	$460	1.03%	$42,369	$731	1.73%	$44,246	$887	2.00%
Money market deposit accounts	107,695	3,614	3.36%	86,061	4,618	5.37%	65,678	2,725	4.15%
Savings	33,904	778	2.29%	35,216	1,012	2.87%	38,305	1,079	2.82%
Time	125,536	6,899	5.50%	135,110	7,510	5.56%	138,265	7,250	5.24%

Total interest-bearing deposits	311,964	11,751	3.77%	298,756	13,871	4.64%	286,494	11,941	4.17%

Securities sold under agreements to repurchase	43,077	1,561	3.62%	34,872	2,125	6.09%	25,802	1,242	4.81%
Short term borrowings	11	0	1.91%	3,968	240	6.05%	510	29	5.69%
Long term debt	43,133	2,461	5.71%	30,009	1,680	5.60%	31,916	1,790	5.61%

Total interest-bearing liabilities	398,185	15,773	3.96%	367,605	17,916	4.87%	344,722	15,002	4.35%

Noninterest-bearing deposits	44,520			43,332			43,262
Other liabilities	4,018			3,420			3,472
Shareholders' equity	44,703			39,866			39,251

Total liabilities and shareholders'equity	$491,426			$454,223			$430,707

Net interest income/Net interest margin		16,831	3.69%		15,786	3.71%		15,780	3.88%

Tax equivalent adjustment		(1,308)			(1,256)			(1,375)

Net interest income		$15,523			$14,530			$14,405

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

	2001 Compared to 2000 Increase (Decrease) due to:			2000 Compared to 1999 Increase (Decrease) due to:
	Volume	Rate	Net	Volume	Rate	Net
	(Amounts in thousands)
Interest earned on:
Interest-bearing obligations in other banks	$576	$(112)	$464	$(232)	$79	$(153)
Investment securities
Taxable	921	(1,326)	(405)	178	578	756
Nontaxable	(463)	52	(411)	(356)	(40)	(396)
Loans	642	(1,388)	(746)	2,056	657	2,713

Total net change in interest income	$1,676	$(2,774)	$(1,098)	$1,646	$1,274	$2,920

Interest expense on:
Interest-bearing checking	40	(311)	(271)	(36)	(120)	(156)
Money market deposit accounts	986	(1,990)	(1,004)	973	920	1,893
Savings accounts	(37)	(197)	(234)	(88)	21	(67)
Time deposits	(527)	(84)	(611)	(168)	428	260
Securities sold under agreements to repurchase	426	(990)	(564)	503	380	883
Short-term borrowings	(142)	(98)	(240)	209	2	211
Long-term debt	748	33	781	(107)	(3)	(110)

Total net change in interest expense	1,494	(3,637)	(2,143)	1,286	1,628	2,914

Increase (decrease) in net interest income	$182	$863	$1,045	$360	$(354)	$6

        Nonaccruing loans are included in the loan balances used to calculate the above rate volume analysis. The interest associated with these nonaccruing loans is not shown in the loan income numbers. All nontaxable interest income has been adjusted to a tax-equivalent basis, using a tax rate of 34%

Provision for Loan Losses

        The provision for loan losses charged against earnings in 2001 was $1,480,000 compared to $753,000 and $830,000 in 2000 and 1999, respectively. Net charge-offs totaled approximately $1.3 million in 2001 versus $745,000 and $520,000 in 2000 and 1999, respectively. Management performs a monthly analysis of the loan portfolio considering current economic conditions and other relevant factors to determine the adequacy of the allowance for loan losses. For more information, refer to the asset quality discussion and Tables 11, 12 and 13.

Noninterest Income and Expense

2001 versus 2000:

        Noninterest income, excluding securities gains, grew $768,000, or 16.50%, to $5.42 million for the year ended December 31, 2001, compared to the same period ended December 31, 2000. Investment and trust services fees recorded a decrease of $170,000, or 7.11% to $2.22 million for 2001 compared to $2.39 million for 2000. Lower market values and transfers of wealth from one generation to the next in

2001 were the primary contributors to the slow growth in investment and trust services fees. Trust assets under management declined approximately $31.0 million to $375.2 million at December 31, 2001 from $406.0 million at December 31, 2000. Partially offsetting the decrease in traditional investment and trust services fees was growth in revenues from the sale of investments through the Bank's Personal Investment Center (PIC). In 2001, revenues from the PIC grew 53.5% to $190,000 from $124,000 in 2000. PIC revenues are included in investment and trust services fees. Service charges and fees were up $688,000, or 34.5%, to $2.68 million for the year ended December 31, 2001 as compared to $2.0 million for 2000. Mortgage banking activity more than doubled in 2001 versus 2000 and accounted for almost 90.0% of the growth in service charges and fees. Other income grew $250,000 to $518,000 in 2001 from $268,000 in 2000. Contributing to the increase in other income in 2001 was a gain on the sale of the Bank's credit card portfolio, approximately $70,000, income from the Bank's investment in a title insurance agency, $27,000, and higher levels of BOLI income, $458,000 versus $219,000 in 2000. Partially offsetting this increase were losses of approximately $40,000 recorded from the sale of other real estate and other repossessed assets. The Corporation realized securities gains totaling $267,000 for the year ended December 31, 2001, compared to $396,000 for the same period ended December 31, 2000.

        Total noninterest expense grew $136,000, or 1.06%, to $12.8 million for the year ended December 31, 2001, from $12.7 million for the year ended December 31, 2000. Salaries and commissions increased approximately $73,000 in 2001 to $5.8 million from $5.7 million in 2000 due to cost of living adjustments and merit increases for nonexempt employees who do not participate in the "pay for performance" program. Benefits expense decreased approximately $208,000 in 2001 as compared to 2000. Modest increases in "pay for performance" expense, up $34,500, and health insurance, up $40,500, were more than offset by lower training costs, down $54,000, and higher deferred costs related to a significant increase in mortgage banking activities, $228,000. Although all other noninterest expense categories showed modest increases year over year, some more notable items in other expense warrant comment. Intangible amortization expense was $51,000 higher in 2001 than in 2000 due to an acceleration of the amortization, correspondent service charges were $28,000 higher, MAC ATM activity was $79,000 higher, postage was $31,000 higher, and telephone expense was $23,500 higher. All of these increases were more than offset by a $189,000 decrease in expense for 2001 relating to loan collection and the sale of some nonperforming loans in 2000.

2000 versus 1999:

        Total noninterest income, excluding securities gains, grew $442,000, or 10.49%, to $4.65 million for the year ended December 31, 2000, compared to the same period ended December 31, 1999. Lower market values and reduced estate fees in 2000 contributed to the slow growth in trust and investment services fees which grew a very modest $64,000 to $2.4 million. Contributors to the $175,000 increase to almost $2.0 million in service charge and fee income for 2000 versus 1999, were the implementation of an ATM access fee for noncustomers, adding $130,000, higher debit card and point-of-sale activity, adding an extra $28,000, and a new method of processing official checks which added $17,000. Other income grew $203,000 to $268,000 in 2000 from $65,000 in 1999. Income from bank-owned life insurance purchased in June, 2000, provided $219,000. The Corporation recognized securities gains totaling $396,000 in 2000, up $107,000 from the $289,000 recognized in 1999.

        In 2000, total noninterest expense increased $905,000, or 7.66%, to $12.7 million compared to $11.8 million in 1999. Salaries and benefits expense and other expense were the primary drivers of noninterest expense growth for the year. Salaries and commissions remained steady at $5.7 million in 2000 versus $5.8 million in 1999. More than offsetting the small decrease in salaries and commissions was an increase of $476,000, or 78.7%, to $1.1 million in benefits. A smaller pension expense credit of $319,000 in 2000 versus $396,000 in 1999 and higher expense for employee incentive programs including the "pay for performance" totaling approximately $460,000 in 2000 versus approximately

$318,000 in 1999 increased benefit expense by approximately $219,000 in 2000 versus 1999. In addition, the Bank deferred approximately $215,000 less in loan origination costs in 2000 versus 1999. Such costs reduced salaries and benefits by $491,000 in 2000 as compared to $706,000 in 1999. The decrease in deferred costs is result of fewer mortgage and consumer loan originations.

        Other noninterest expense increased $381,000, or 18.8%, to $2.4 million in 2000 compared to $2.0 million in 1999. A loss on the sale of several nonperforming loans totaling approximately $138,000, increases in OREO expense and loan collection expense totaling $42,000 and $88,000, respectively, accounted for the majority of the increase. In addition, increases of $77,000 in ATM expense and $36,000 in multiple expense categories contributed to the increase in other noninterest expense.

Provision for Income Taxes

        Federal income tax expense equaled $1.29 million in 2001 compared to $1.11 million and $1.18 million in 2000 and 1999, respectively. The Corporation's effective tax rate for the years ended December 31, 2001, 2000 and 1999 was 18.7%, 18.1% and 18.9%, respectively. An increase in tax-free income including earnings on the bank-owned life insurance over the past two years relative to pretax income was primarily responsible for the stable effective tax rate over the three-year period. For a more comprehensive analysis of Federal income tax expense refer to Note 10 of the accompanying financial statements.

Financial Condition

        One method of evaluating the Corporation's condition is in terms of its uses and sources of funds. Assets represent uses of funds while liabilities represent sources of funds. At December 31, 2001, total assets reached $498.85 million, an increase of $32.8 million, or 7.05%, compared to $465.99 million at December 31, 2000. Table 2 presents average balances of the Corporation's assets and liabilities over a three-year period. The following financial condition discussion will reference the average balance sheet in Table 2 unless otherwise noted.

  Investment Securities:

        The Corporation invests in both taxable and tax-free securities as part of its asset/liability management. All securities were classified as available for sale at December 31, 2001 and 2000. In 2001, investment securities averaged $134.3 million versus $124.9 million in 2000, an increase of 7.48%. Average nontaxable securities were down by $6.3 million to $35.9 million in 2001 while average taxable securities were up $15.6 million to $98.3 million. In the first half of 2001, the Bank sold nontaxable securities totaling approximately $5.8 million in order to manage the Corporation's tax position as it relates to the alternative minimum tax. These sale transactions were necessary due to the purchase of approximately $9.0 million in Bank Owned Life Insurance (BOLI). BOLI produces tax-free income and at the same time provides enhanced life insurance benefits for Bank officers. To offset the reduction in nontaxable investments, the Bank purchased more taxable investments. With the exception of two non-rated securities with a market value of $1.2 million, the investment portfolio is made up entirely of investment grade securities.

Table 4. Investment Securities at Amortized Cost
(Unaudited)

        The following tables present amortized costs of investment securities by type at December 31 for the past three years:

	Amortized cost
	2001	2000	1999
Equity Securities	$5,751	$5,469	$5,423
U.S. Treasury securities and obligations of U.S. Government agencies and corporations	14,953	10,459	13,982
Obligations of state and political subdivisions	35,043	43,832	48,271
Corporate debt securities	19,608	14,057	11,586
Mortgage-backed securities	17,185	30,157	31,320
Other, primarily asset-backed securities	54,304	20,613	20,606

	$146,844	$124,587	$131,188

Table 5. Maturity Distribution of Investment Portfolio
(Unaudited)

        The following presents an analysis of investments in securities at December 31, 2001 by maturity, and the weighted average yield for each maturity presented. The yields presented in this table are presented on a tax-equivalent basis and have been calculated using the amortized cost.

	One year or less		After one year through five years		After five years through ten years		After ten years		Total
	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield
	(Amounts in thousands)
Available for Sale
U.S. Treasury securities & obligations of U.S. Government agencies & corporations	$6,042	5.05%	$8,055	3.22%	$1,014	6.52%	$—	—%	$15,111	4.17%
Obligations of state & political subdivisions	403	5.32%	2,232	6.28%	3,586	5.94%	28,747	5.06%	34,968	5.23%
Corporate debt securities	3,504	4.78%	10,596	4.46%	1,962	7.33%	3,523	4.54%	19,585	4.82%
Mortgage-backed securities	624	5.61%	4,127	5.88%	2,501	5.85%	10,207	5.99%	17,459	5.93%
Other, primarily asset-backed securities	60	2.38%	2,486	4.86%	40,059	2.51%	11,907	2.61%	54,512	2.64%
Equity securities	—	—	—	—	—	—	6,307	4.91%	6,307	4.91%

	$10,633	5.00%	$27,496	4.88%	$49,122	5.16%	$60,691	5.18%	$147,942	5.11%

Table 6. Loan Portfolio
(Unaudited)

        The following table presents an analysis of the Bank's loan portfolio for each of the past five years:

	December 31
	2001	2000	1999	1998	1997
	(Amounts in thousands)
Real estate (primarily first mortgage residential loans)	$90,419	$102,771	$101,426	$92,293	$82,989
Real estate—construction	2,899	1,909	3,670	3,567	2,480
Commercial, industrial and agricultural	153,362	134,413	123,021	108,540	103,471
Consumer (including home equity lines of credit)	59,894	62,081	59,826	57,637	55,608

Total loans	306,574	301,174	287,943	262,037	244,548

Less: Allowance for loan losses	(4,051)	(3,867)	(3,859)	(3,549)	(3,304)

Net loans	$302,523	$297,307	$284,084	$258,488	$241,244

Loans:

        Total loans averaged $304.8 million in 2001 versus $297.1 million in 2000, an increase of 2.61%. As reflected in Table 6, the growth in the loan portfolio in 2001 occurred mostly in the commercial, industrial and agricultural category, which was up $18.9 million to $153.3 million at December 31, 2001, compared to $134.4 million at December 31, 2000. Growth in this arena has come from local municipalities and increased market penetration to small and medium sized businesses. In addition, the Corporation continues to look for opportunities to participate in commercial loans with other financial institutions within the region. The historically low interest rate environment in 2001 provided the stimulus for a significant increase in the volume of mortgage originations, refinances as well as purchase and construction mortgages. Residential mortgage activity more than doubled in 2001 with mortgages closed totaling $57.2 million in 2001 as compared to $27.2 million in 2000. Despite the dramatic increase in mortgage activity in 2001, the Corporation reported a decline of $11.3 million to $93.3 million in real estate and real estate construction loan balances at December 31, 2001 compared to $104.7 million at December 31, 2000. This decline is due to a large volume of mortgage loans being sold in the secondary market. Consumer loans showed a decrease of $2.2 million, or 3.5%, to $59.9 million at December 31, 2001 from $62.1 million at December 31, 2000. The unemployment and underemployment within the local economy and the zero interest rate financing offered by automobile manufacturers in the last quarter of 2001 contributed to the decline in consumer loans outstanding.

Table 7. Maturities and Interest Rate Terms of Selected Loans
(Unaudited)

        Stated maturities (or earlier call dates) of selected loans as of December 31, 2001 are summarized in the table below. Residential mortgages and consumer loans are excluded from the presentation.

	Within one year	After one year but within five years	After five years	Total
	(Amounts in thousands)
Loans:
Real estate—construction	$2,899	$—	$—	$2,899
Commercial, industrial and agricultural	20,483	57,433	75,446	153,362

	$23,382	$57,433	$75,446	$156,261

        The following table shows for the above loans the amounts which have predetermined interest rates and the amounts which have variable interest rates at December 31, 2001:

	After one year but within five years	After five years
Loans with predetermined rates	$36,989	$48,404
Loans with variable rates	20,444	27,042

	$57,433	$75,446

Other assets:

        Average Other assets increased $5.8 million, or 20.2%, to $35.0 million in 2001. Included in average Other assets are Cash and Due from Banks, Premises and Equipment and Other Assets. The growth in average Other assets in 2001 versus 2000 came primarily from increases in premises and equipment and the purchase of Bank Owned Life Insurance (BOLI). Premises and equipment were up $2.1 million to $9.3 million at December 31, 2001, from $7.2 million at December 31, 2000. A major expansion of the Memorial Square location, which occurred entirely in 2001, to house more of the back-office operations under one roof, accounted for the increase in premises and equipment in 2001 versus 2000. The purchase of $6.0 million in BOLI in June 2000, plus an additional $2.8 million purchase in July 2001 also contributed to the growth in average other assets. BOLI was purchased in order to enhance benefits to a designated group of officers and as an attractive tax-free investment that will provide approximately $27 million in death benefit coverage on the lives of those officers.

Table 8. Time Deposits of $100,000 or More
(Unaudited)

        The maturity of outstanding time deposits of $100,000 or more at December 31, 2001 is as follows:

Amount
(Amounts in thousands)
Maturity distribution:
Within three months	$6,077
Over three through six months	3,133
Over six through twelve months	4,245
Over twelve months	7,752

Total	$21,207

Deposits and Borrowings:

        Funding for asset growth in 2001 came from deposits, Securities sold under agreements to repurchase (Repos) and long-term debt. Average interest-bearing deposits and Repos grew $21.4 million, or 6.41%, to $355.0 million in 2001 from an average of $333.6 million in 2000. The growth in deposits came primarily from money market accounts, which were up $21.6 million in 2001 versus 2000. Average savings and time deposits showed decreases in volume totaling $10.9 million in 2001 versus 2000. Average noninterest-bearing demand deposit volume showed a modest increase of $1.2 million year over year. The growth in average Repos continued to be strong in 2001 with an increase of $8.2 million, or 23.5%, to $43.1 million in 2001 from $34.8 million in 2000. Repos represent corporate and municipal cash management accounts. The Bank also entered into both short-term and long-term debt arrangements with the FHLB. In 2001, short-term borrowings averaged $11,000 and long-term debt averaged $43.1 million as compared to $4.0 million and $30.0 million, respectively, in

2000. In 2001, the Bank utilized the FHLB source of funds to fund $10 million in SLMA floating rate securities as part of its asset/liability strategy to add more floating rate assets and more fixed rate liabilities to the balance sheet. In addition the Bank uses the FHLB source of funds to match-fund large loan requests. At December 31, 2001, the Corporation's outstanding debt with the FHLB was $52.4 million.

Table 9. Short-Term Borrowings and Securities Sold Under Agreements to Repurchase
(Unaudited)

	2001		2000		1999
	Short-Term Borrowings	Repurchase Agreements	Short-Term Borrowings	Repurchase Agreements	Short-Term Borrowings	Repurchase Agreements
	(Amounts in thousands)
Ending balance	$2,100	$42,263	$—	$33,036	$12,500	$27,182
Average balance	11	43,077	3,968	34,872	510	25,802
Maximum month-end balance	2,100	50,283	15,800	41,728	12,500	33,496
Weighted-average interest rate on average balances	1.91%	3.62%	6.05%	6.09%	5.69%	4.81%

  Shareholders' Equity:

        Shareholders' equity totaled $45.3 million at December 31, 2001, an increase of $2.1 million from $43.2 million at December 31, 2000. The increase in retained earnings of $3.2 million was partially offset by the acquisition of $1.3 million of Treasury stock. Cash dividends declared by the Board of Directors in 2001 and 2000 totaled $.86 and $.76 per common share, respectively.

        On March 8, 2001, the Board of Directors authorized the repurchase of up to 75,000 shares of the Corporation's common stock over a twelve-month period ending in March 2002. Treasury stock repurchased can be used for general corporate purposes including stock dividends and splits, employee benefit and executive compensation plans, and the dividend reinvestment plan. In 2001,under this program, the Corporation repurchased 46,580 shares for approximately $996,000. Subsequent to year-end an additional 19,788 shares were repurchased under this program at a cost of approximately $492,000. In March 2000, the Board of Directors authorized a similar plan over a twelve-month period that ended March 2001. In 2001, under the March 2000 program, the Corporation repurchased 16,932 shares for approximately $280,000. Total shares repurchased in 2001, under both programs totaled 63,512. At December 31, 2001 and 2000, the Corporation held Treasury shares totaling 337,138 and 287,373, respectively, that were acquired through Board authorized stock repurchase programs.

        On March 7, 2002, the Board of Directors approved a new stock repurchase program that authorized the repurchase of up to 50,000 shares of the Corporation's common stock over a twelve-month period ending in March 2003. This program is the same as earlier repurchase programs authorized by the Board of Directors.

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

        Total capital is composed of Tier 1 capital plus the allowable portion of the allowance for loan losses. Table 10 presents the capital ratios for the consolidated Corporation at December 31, 2001, 2000 and 1999. At year-end, the Corporation and its banking subsidiary exceeded all regulatory capital requirements. For additional information on capital adequacy refer to Note 2 of the accompanying financial statements.

Table 10. Capital Ratios
(Unaudited)

	December 31
	2001	2000	1999
Risk-based ratios
Tier 1	11.98%	12.62%	12.65%
Total capital	13.15%	13.79%	13.89%
Leverage Ratio	8.79%	8.99%	8.72%

Local Economy:

        The conditions within the Corporation's market area weakened somewhat in 2001 as compared to 2000. This is reflected in the unemployment rate for Franklin County, which is the Bank's primary market area. Although economic forecasts signal a better year for area manufacturing firms in 2002, the January 2002 unemployment rate for Franklin County was 5.7 percent, up from 4.4 percent in January 2001. The economic optimism for the local Franklin County area is driven by a significant increase in orders for local manufacturing firms and two new distribution centers that are expected to employ 1,000 people.

        The weakened economic conditions in the County mirrored the unemployment rates for the State and the Nation. Jobless rates for the state and nation were reported to be 5.6 percent in January 2002.

Table 11. Allocation of the Allowance for Loan Losses
(Unaudited)

        The following table shows allocation of the allowance for loan losses by major loan category and the percentage of the loans in each category to total loans at year-end:

	December 31
	2001		2000		1999		1998		1997
	$	%	$	%	$	%	$	%	$	%
	(Amounts in thousands)
Real Estate	200	30	200	35	279	36	239	39	251	37
Commercial, industrial and agricultural	3,001	50	2,667	44	2,480	43	1,779	39	1,489	40
Consumer	850	20	1,000	21	1,100	21	1,531	22	1,564	23

	$4,051	100%	$3,867	100%	$3,859	100%	$3,549	100%	$3,304	100%

Table 12. Nonperforming Assets
(Unaudited)

        The following table presents an analysis of nonperforming assets for each of the past five years.

	December 31
	2001	2000	1999	1998	1997
	(Amounts in thousands)
Nonaccrual loans	$1,906	$576	$3,131	$1,325	$1,148
Loans past due 90 days or more (not included above)	948	369	451	314	564
Restructured loans	—	—	—	—	—

Total nonperforming loans	2,854	945	3,582	1,639	1,712
Foreclosed real estate	1,248	1,402	306	527	185

Total nonperforming assets	$4,102	$2,347	$3,888	$2,166	$1,897

Nonperforming loans to total loans	0.93%	0.31%	1.24%	0.63%	0.71%
Nonperforming assets to total assets	0.82%	0.50%	0.87%	0.51%	0.54%
Allowance for loan losses to nonperforming loans	141.94%	409.21%	107.73%	216.53%	192.99%

It is the Corporation's policy to evaluate the probable collectibility of principal and interest due under terms of loan contracts for all loans 90 days or more past due or restructured loans. Further, it is the Corporation's policy to discontinue accruing interest on loans that are not adequately secured and not expected to be repaid in full or restored to current status. Upon determination of nonaccrual status, the Corporation subtracts any current year accrued and unpaid interest from its income, and any prior year accrued and unpaid interest from the Corporation's allowance for loan losses. The Corporation has no foreign loans.

Asset Quality:

        Asset quality as measured by nonperforming assets deteriorated at year-end 2001 from year-end 2000 (see Table 12). The two components of nonperforming assets are nonperforming loans (nonaccrual loans, loans past due 90 days or more and restructured loans) and foreclosed real estate.

        At year-end 2001, nonperforming assets increased $1.76 million, or 74.77%, to $4.1 million from $2.3 million at year-end 2000. Nonperforming assets as a percentage of total assets were 32 basis points higher at December 31, 2001, moving to .82% from .50% at December 31, 2000. The increase in nonperforming assets was driven primarily by two commercial credits that moved into nonaccrual in

2001 and higher mortgage delinquency in the 90 days and over category at December 31, 2001. Somewhat offsetting this increase was a decrease of $154,000 in foreclosed real estate.

        Total nonperforming loans increased $1.9 million, or 202.0%, to $2.8 million at December 31, 2001, from $.9 million at December 31, 2000. Nonaccrual loans increased $1.3 million, or 230.9%, to $1.9 million at year-end 2001 from $576,000 at year-end 2000, due in large part to the addition of the two large commercial credits mentioned above. Loans past due 90 days or more increased $579,000, or 156.9%, to $948,000 at December 31, 2001 compared to $369,000 at December 31, 2000. Total nonperforming loans as a percentage of total loans increased to .93% at December 31, 2001 from .31% at December 31, 2000. Unemployment and underemployment in the local economy were largely responsible for the increase in past due loans 90 days and over at year-end 2001.

        At December 31, 2001, there were approximately $2.1 million of potential problem loans. These loans are not included in nonperforming loans. However, due to deterioration in the borrower's financial condition, management has serious doubts of the borrower's ongoing ability to comply with the present repayment terms.

        Net charge-offs for the year ended December 31, 2001, totaled $1.30 million and represented an increase of $551,000, or 73.9% for 2001 versus 2000. Commercial loan net charge-offs represented 66.0% of the total net charge-offs while consumer and real estate net charge-offs represented 24.4% and 9.6%, respectively.

        As shown in Table 13, commercial net charge-offs totaled $855,000 and drove the increase in net charge-offs in 2001 versus 2000. The increase in commercial net charge-offs was largely due to one of the two commercial credits mentioned above. Consumer net charge-offs totaled $316,000 and showed a slight increase of $13,000 in 2001 versus 2000. A major factor contributing to consumer net charge-offs in 2001 and 2000 was personal bankruptcy filings. Although real estate net charge-offs decreased $140,000 to $125,000 for 2001 as compared to $265,000 in 2000 there was a change in the type of real estate loans charged off. In 2001, real estate net charge-offs were primarily related to residential real estate loans. In 2000, real estate net charge-offs were primarily commercial real estate loans.

        The allowance for loan losses, which equaled $4.05 million at December 31, 2001, versus $3.87 million at December 31, 2000, recorded little growth. The allowance was 1.32% and 1.28% of total loans at December 31, 2001 and 2000, respectively, and provided coverage for nonperforming loans of 1.4 times and 4.1 times, respectively.

        Management utilizes a loan loss reserve analysis to verify the adequacy of the allowance for loan losses. This analysis has two components, specific and general allocations. Collateral values discounted for market conditions and selling costs are used to establish specific allocations. The Bank's historical loan loss experience, delinquency rates, and general economic conditions are used to establish general allocations for the remainder of the loan portfolio. Management monitors the adequacy of the allowance on a monthly basis and reports its adequacy assessment to the Board of Directors monthly.

        Maintaining asset quality is an essential element of the Corporation's financial performance. Accordingly, improving asset quality to reduce net charge-offs is a strategic objective of the Corporation. To achieve this objective, management's plan of action includes a comprehensive reassessment of its credit underwriting standards and procedures.

Table 13. Allowance for Loan Losses
(Unaudited)

        The following table presents an analysis of the allowance for loan losses for each of the past five years.

	December 31
	2001	2000	1999	1998	1997
	(Amounts in thousands)
Balance at beginning of year	$3,867	$3,859	$3,549	$3,304	$3,060
Charge-offs:
Commercial, industrial and agricultural	(862)	(222)	(69)	(189)	(113)
Consumer	(374)	(371)	(469)	(688)	(637)
Real estate	(127)	(289)	(90)	(84)	(32)

Total charge-offs	(1,363)	(882)	(628)	(961)	(782)

Recoveries:
Commercial, industrial and agricultural	7	45	64	63	11
Consumer	58	68	44	82	79
Real estate	2	24	—	—	—

Total recoveries	67	137	108	145	90

Net charge-offs	(1,296)	(745)	(520)	(816)	(692)

Provision for loan losses	1,480	753	830	1,061	936

Balance at end of year	$4,051	$3,867	$3,859	$3,549	$3,304

Ratios:
Net loans charged off as a percentage of average loans	0.43%	0.25%	0.19%	0.32%	0.29%
Net loans charged off as a percentage of the provision for loan losses	87.57%	98.94%	62.65%	76.91%	73.93%
Allowance as a percentage of loans	1.32%	1.28%	1.34%	1.35%	1.35%

Liquidity

        The Corporation must meet the financial services needs of the customers that it serves, while providing a satisfactory return on the shareholders' investment. In order to accomplish this, the Corporation must maintain sufficient liquidity in order to respond quickly to the changing level of funds required for both loan and deposit activity. The goal of liquidity management is to meet the ongoing cash flow requirements of depositors who want to withdraw funds and of borrowers who request loan disbursements. Historically, the Corporation has satisfied its liquidity needs from earnings, repayment of loans and amortizing investment securities, maturing investment securities, deposit growth and its ability to borrow through existing lines of credit. All investments are classified as available for sale; therefore, these securities are an additional source of readily available liquidity.

        Growth in deposits and repos generally provide a major portion of the funds required to meet increased loan demand. At December 31, 2001, total deposits and Repos reached $396.3 million, an increase of $6.1 million. Another primary source of available liquidity for the Bank is a line of credit with the Pittsburgh Federal Home Loan Bank (FHLB). At December 31, 2001, the Bank had approximately $87 million available on its line of credit with the FHLB that it could borrow to meet any liquidity needs. Short-term borrowings with the FHLB at December 31, 2001 totaled $2.1 million and averaged $11,000 during the year. Table 9 presents specific information concerning short-term borrowings and repos.

        The Corporation's financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation. Unused commitments and standby letters of credit totaled $75.2 million and $1.9 million, respectively, at December 31, 2001(refer to Note 17 for more information).

        Management believes that any amounts actually drawn upon can be funded in the normal course of operations. The Corporation has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity.

        The following table represents the Corporation's aggregate on and off balance sheet contractual obligations to make future payments.

	December 31, 2001
Contractual Obligations	Less than 1 year	1 - 3 years	4 - 5 years	Over 5 years	Total
	(Amounts in thousands)
Time Deposits	$70,702	$37,959	$11,015	$243	$119,919
Long-Term Debt	763	8,067	10,324	31,208	50,362
Operating Leases	164	220	166	31	581

Total	$71,629	$46,246	$21,505	$31,482	$170,862

        The Corporation is not aware of any known trends or any known demands, commitments, events or uncertainities which would result in any material increase or decrease in liquidity.

Market Risk

        In the course of its normal business operations, the Corporation is exposed to certain market risks. The Corporation has no foreign currency exchange rate risk, no commodity price risk or material equity price risk. However, it is exposed to interest rate risk. Financial instruments, which are sensitive to changes in market interest rates, include fixed and variable-rate loans, fixed-income securities, derivatives, interest-bearing deposits and other borrowings. All interest rate risk arises in connection with financial instruments entered into for purposes other than trading.

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

        The Corporation uses several tools to measure and evaluate interest rate risk. One tool is interest rate sensitivity or gap analysis. Gap analysis classifies assets and liabilities into maturity and repricing time intervals. The interest rate gap, the difference between maturing or repricing assets and liabilities, provides management with an indication of how different interest rate scenarios will impact net interest income. Table 14 presents a gap analysis of the Corporation at December 31, 2001 and 2000. Positive gaps in the under one-year time intervals suggest that, all else being equal, the Corporation's near-term earnings would rise in a higher interest rate environment and decline in a lower rate environment. Negative gaps suggest the opposite result.

        Another tool for analyzing interest rate risk is financial simulation modeling which captures the impact of not only changing interest rates but also other sources of cash flow variability including loan and securities prepayments, loan repricing, deposit repricing and customer preferences. Financial simulation modeling forecasts both net interest income and the economic value of equity under a variety of different interest rate environments. Economic value of equity is defined as the estimated discounted present value of assets minus the discounted present value of liabilities and is a surrogate for long-term earnings. The Corporation regularly measures the effects of an up or down 200-basis point "rate shock" which is deemed to represent the outside limits of any reasonably probable movement in market interest rates during a one-year time frame. As indicated in Table 15, the financial simulation analysis revealed that as of December 31, 2001 prospective net interest income over a one-year time period would be adversely affected by either higher or lower market interest rates. The economic value of equity would be adversely affected by lower market interest rates but favorably affected by higher interest rates. The Corporation establishes tolerance guidelines for these measures of interest rate sensitivity. As of December 31, 2001 the Corporation was slightly outside the prescribed tolerance range for economic value of equity sensitivity to lower market interest rates but within the prescribed tolerance for net interest income sensitivity.

        Computations of the prospective effects of hypothetical interest rate changes are based on many assumptions, including relative levels of market interest rates, loan prepayments and deposit repricing. Certain shortcomings are inherent in the computation of discounted present value and, if key relationships do not unfold as assumed, actual values may differ from those presented. Further, the computations do not contemplate any actions management could undertake in response to changes in market interest rates.

        In 1999, the Bank entered into an interest rate cap transaction with a notional amount of $5 million and term of five years. The cap was purchased to hedge the Corporation's exposure to the impact of higher rates on its variable-rate funding sources. At December 31, 2001, the fair value of the cap was $50,000, as compared to $76,000 at December 31, 2000. The decrease in fair value was recognized in comprehensive income, net of tax. See Note 11 for additional information on comprehensive income.

        During 2001, the Bank entered into three interest rate swap transactions with an aggregate notional amount of $20.0 million and terms ranging from three years to seven years. According to the terms of each transaction, the Bank pays fixed-rate interest payments and receives floating-rate payments. The swaps were entered into to hedge the Corporation's exposure to higher interest rates on its variable-rate funding sources. At December 31, 2001, the fair value of the swaps was ($704,000) as compared to a fair value of zero at inception. The decrease in fair value was recognized in comprehensive income, net of tax. See Note 11 for additional information on comprehensive income.

        The Board of Directors has given bank management authorization to enter into additional derivative activity including interest rate swaps, caps and floors, forward-rate agreements, options and futures contracts in order to hedge interest rate risk. The Bank is exposed to credit risk equal to the positive fair value of a derivative instrument, if any, as a positive fair value indicates that the counterparty to the agreement owes the Bank. To limit this risk, counterparties must have an investment grade long-term debt rating and per-counterparty credit exposure is limited by Board established parameters. Management anticipates continuing to use derivatives, as permitted by its Board-approved policy, to manage interest rate risk.

Table 14. Interest Rate Sensitivity Analysis
(Unaudited)

	2001 Interest Rate Sensitivity Gaps
	1-90 Days	91-181 Days	182-365 Days	1-5 Years	Beyond 5 Years	Total
	(Amounts in Thousands)
Interest-earning assets:
Interest -bearing deposits in other banks	$2,108	$—	$—	$—	$—	$2,108
Investment securities	82,541	4,886	6,989	17,139	36,387	147,942
Loans, net of unearned income	88,148	16,362	30,577	104,261	67,226	306,574
Interst rate cap	—	—	—	50	—	50

Total interest-earning assets	$172,797	$21,248	$37,566	$121,450	$103,613	$456,674

Interest-bearing liabilities:
Interest-bearing checking	$—	$—	$—	$—	$48,235	$48,235
Money market deposit accounts	99,820	—	—	—	2,495	102,315
Savings	2,770	—	—	—	33,545	36,315
Time	22,157	18,824	29,721	48,974	243	119,919
Federal funds purchased and securities sold under agreement to repurchase	42,263	—	—	—	—	42,263
Short tem borrowings	2,100	—	—	—	—	2,100
Long term debt	151	151	461	18,391	31,208	50,362
Interest rate swaps	—	—	—	467	237	704

Total interest-bearing liabilities	$169,261	$18,975	$30,182	$67,832	$115,963	$402,213

Interest rate gap	$3,536	$2,273	$7,384	$53,618	$(12,350)	$54,461
Cumulative interest rate gap	$3,536	$5,809	$13,193	$66,811	$54,461	$108,922

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

Note 4: Long term debt reflects payments on amortizing Federal Home Loan Bank notes.

Table 15. Sensitivity to Change in Market Interest Rates
(Unaudited)

	2001 Future Interest Rate Scenarios
	-200 bps	-100 bps	Unchanged	+100 bps	+200 bps
	(Amounts in Thousands)
Prospective one-year net interest income (NII):
Change	$15,514	$15,949	$15,960	$15,732	$15,512
Percent change	(2.8)%	(0.1)%	—	(1.4)%	(2.8)%
Board policy limit	(7.5)%	(3.8)%	—	(3.8)%	(7.5)%
Economic value of portfolio equity (EVE):
Change	$42,486	$48,190	$53,151	$55,059	$54,564
Percent change	(20.1)%	(9.3)%	—	3.6%	2.7%
Board policy limit	(20.0)%	(10.0)%	—	(10.0)%	(20.0)%
	2000 Future Interest Rate Scenarios
	-200 bps	-100 bps	Unchanged	+100 bps	+200 bps
	(Amounts in Thousands)
Prospective one-year net interest income (NII):
Change	$14,385	$14,718	$14,684	$14,359	$13,906
Percent change	(2.0)%	0.2%	—	(2.2)%	(5.3)%
Board policy limit	(7.5)%	(3.8)%	—	(3.8)%	(7.5)%
Economic value of portfolio equity (EVE):
Change	$41,450	$47,017	$53,420	$55,928	$55,286
Percent change	(22.4)%	(12.0)%	—	4.7%	3.5%
Board policy limit	(20.0)%	(10.0)%	—	(10.0)%	(20.0)%

Key assumptions:

1.
Residential mortgage loans and mortgage-backed securities prepay at rate-sensitive speeds consistent with observed historical prepay-ment speeds for pools of residential mortgages.

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
Chambersburg, Pennsylvania

        We have audited the accompanying consolidated balance sheets of Franklin Financial Services Corporation and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Franklin Financial Services Corporation as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

                      /s/  BEARD MILLER COMPANY, LLP

Harrisburg, Pennsylvania
January 30, 2002

Consolidated Balance Sheets

	December 31
	2001	2000
	(Amounts in thousands, except per share data)
Assets
Cash and due from banks	$14,431	$15,118
Interest-bearing deposits in other banks	2,108	2,650

Total cash and cash equivalents	16,539	17,768
Investment securities available for sale	147,942	125,174
Loans	306,574	301,174
Allowance for loan losses	(4,051)	(3,867)

Net Loans	302,523	297,307
Premises and equipment, net	9,335	7,237
Other assets	22,508	18,499

Total assets	$498,847	$465,985

Liabilities
Deposits
Demand (noninterest-bearing)	$47,259	$47,028
Savings and interest checking	186,865	178,992
Time	119,919	131,189

Total Deposits	354,043	357,209
Securities sold under agreements to repurchase	42,263	33,036
Short term borrowings	2,100	—
Long term debt	50,362	29,477
Other liabilities	4,814	3,062

Total liabilities	453,582	422,784

Shareholders'equity
Common stock, $1 par value per share,15,000 shares authorized with 3,045 shares issued and 2,708 and 2,758 outstanding at December 31, 2001 and 2000, respectively	3,045	3,045
Capital stock without par value, 5,000 shares authorized with no shares issued and outstanding	—	—
Additional paid-in capital	19,746	19,797
Retained earnings	28,769	25,522
Accumulated other comprehensive income (loss)	224	343
Treasury stock, 337 and 287 shares at cost at December 31, 2001 and 2000, respectively	(6,519)	(5,506)

Total shareholders'equity	45,265	43,201

Total liabilities and shareholders' equity	$498,847	$465,985

The accompanying notes are an integral part of these statements.

Consolidated Statements of Income

	Years ended December 31
	2001	2000	1999
	(Amounts in thousands, except per share data)
Interest income
Loans	$23,802	$24,698	$21,997
Deposits and other obligations of other banks	665	201	354
Interest and dividends on investments:
Taxable interest	4,767	5,081	4,454
Tax exempt interest	1,797	2,143	2,401
Dividend income	265	323	201

Total interest income	31,296	32,446	29,407

Interest expense
Deposits	11,751	13,871	11,941
Securities sold under agreements to repurchase	1,561	2,125	1,242
Short term borrowings	—	240	29
Long term debt	2,461	1,680	1,790

Total interest expense	15,773	17,916	15,002

Net interest income	15,523	14,530	14,405
Provision for loan losses	1,480	753	830

Net interest income after provision for loan losses	14,043	13,777	13,575

Noninterest income
Investment and trust services fees	2,221	2,391	2,327
Service charges and fees	2,684	1,996	1,821
Other	518	268	65
Securities gains	267	396	289

Total noninterest income	5,690	5,051	4,502

Noninterest expense
Salaries and employee benefits	6,683	6,818	6,412
Net occupancy expense	745	703	648
Furniture and equipment expense	653	613	655
Advertising	613	550	505
Legal and professional fees	427	391	328
Data processing	904	854	878
Pennsylvania bank shares tax	403	384	363
Other	2,423	2,402	2,021

Total noninterest expense	12,851	12,715	11,810

Income before Federal income taxes	6,882	6,113	6,267
Federal income tax expense	1,288	1,106	1,183

Net income	$5,594	$5,007	$5,084

Earnings per share
Basic earnings per share	$2.09	$1.85	$1.86
Weighted average shares outstanding	2,680	2,712	2,728
Diluted earnings per share	$2.05	$1.81	$1.84
Weighted average shares outstanding	2,733	2,759	2,770

The accompanying notes are an integral part of these statements.

Consolidated Statements of Changes in Shareholders' Equity

For years ended December 31, 2001, 2000 and 1999:

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Unearned Compensation	Total
	(Dollars in thousands, except per share data)
Balance at December 31, 1998	$3,045	$19,793	$20,562	$1,783	$(4,620)	$(662)	$39,901
Comprehensive income:
Net income	—	—	5,084	—	—	—	5,084
Unrealized loss on securities, net of reclassification adjustments	—	—	—	(2,697)	—	—	(2,697)
Unrealized gain on hedging activities, net of reclassification adjustments				38			38

Total Comprehensive income							2,425
Cash dividends declared, $1.08 per share	—	—	(3,019)	—	—	—	(3,019)
Common stock issued under stock option plans	—	31	—	—	117	—	148
Tax benefit of ESPP stock transaction	—	10	—	—	—	—	10
Acquisition of 15,975 shares of treasury stock	—	—	—	—	(435)	—	(435)
Amortization of unearned compensation	—	—	—	—	—	230	230

Balance at December 31, 1999	3,045	19,834	22,627	(876)	(4,938)	(432)	39,260

Comprehensive income:
Net income	—	—	5,007	—	—	—	5,007
Unrealized gain on securities, net of reclassification adjustments	—	—	—	1,301	—	—	1,301
Unrealized loss on hedging activities, net of reclassification adjustments				(82)			(82)

Total Comprehensive income							6,226
Cash dividends declared, $.76 per share	—	—	(2,112)	—	—	—	(2,112)
Common stock issued under stock option plans	—	(21)	—	—	100	—	79
Forfeiture of restricted stock	—	(16)	—	—	(73)	89	—
Acquisition of 35,577 shares of treasury stock	—	—	—	—	(595)	—	(595)
Amortization of unearned compensation	—	—	—	—	—	343	343

Balance at December 31, 2000	3,045	19,797	25,522	343	(5,506)	—	43,201

Comprehensive income:
Net income	—	—	5,594	—	—	—	5,594
Unrealized gain on securities, net of reclassification adjustments	—	—	—	337	—	—	337
Unrealized loss on hedging activities, net of reclassification adjustments				(456)			(456)

Total Comprehensive income							5,475
Cash dividends declared, $.86 per share	—	—	(2,347)	—	—	—	(2,347)
Common stock issued under stock option plans	—	(51)	—	—	264	—	213
Acquisition of 63,512 shares of treasury stock	—	—	—	—	(1,277)	—	(1,277)

Balance at December 31, 2001	$3,045	$19,746	$28,769	$224	$(6,519)	$—	$45,265

The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows

	Years ended December 31
	2001	2000	1999
	(In thousands)
Cash flows from operating activities
Net income	$5,594	$5,007	$5,084
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	989	938	969
Net accretion on investment securities	(5)	(137)	(285)
Provision for loan losses	1,480	753	830
Securities gains, net	(267)	(396)	(289)
Mortgage loans originated for sale	(41,657)	(10,614)	(14,084)
Proceeds from sale of mortgage loans	42,005	10,698	14,204
Gain on sales of mortgage loans	(348)	(84)	(120)
Gain on sale of credit card portfolio	(70)	—	—
Loss (gain) on sale of premises and equipment	1	3	(71)
Increase in cash surrender value of life insurance	(458)	(219)	—
Decrease (increase) in interest receivable and other assets	645	(1,295)	(643)
Increase in interest payable and other liabilities	875	233	187
Other, net	108	252	233

Net cash provided by operating activities	8,892	5,139	6,015

Cash flows from investing activities
Proceeds from sales of investment securities available for sale	8,909	6,993	940
Proceeds from maturities of investment securities available for sale	55,987	39,227	100,072
Purchase of investment securities available for sale	(86,883)	(39,139)	(107,206)
Net increase in loans	(8,264)	(15,499)	(26,420)
Proceeds from sale of credit card portfolio	1,437	—	—
Purchase of equity method investment	(1,258)	—	—
Purchase of bank owned life insurance	(2,670)	(6,000)	—
Capital expenditures	(3,015)	(2,477)	(711)
Proceeds from sales of premises and equipment	1	1	374

Net cash used in investing activities	(35,756)	(16,894)	(32,951)

Cash flows from financing activities
Net increase in demand deposits, NOW accounts and savings accounts	8,104	28,186	14,133
Net decrease in certificates of deposit	(11,270)	(4,287)	(7,402)
Net increase (decrease) in short term borrowings	11,327	(6,646)	15,268
Long term debt advances	22,766	4,561	5,186
Long term debt payments	(1,881)	(4,780)	(6,235)
Dividends paid	(2,347)	(2,112)	(3,019)
Common stock issued under stock option plans	213	79	148
Purchase of treasury shares	(1,277)	(595)	(435)

Net cash provided by financing activities	25,635	14,406	17,644

(Decrease) increase in cash and cash equivalents	(1,229)	2,651	(9,292)
Cash and cash equivalents as of January 1	17,768	15,117	24,409

Cash and cash equivalents as of December 31	$16,539	$17,768	$15,117

Supplemental Disclosures of Cash Flow Information Cash paid during the year for:
Interest on deposits and other borrowed funds	$16,318	$17,595	$14,995
Income taxes	$785	$1,464	$1,057

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

        Principles of Consolidation—The consolidated financial statements include the accounts of Franklin Financial Services Corporation (the Corporation) and its wholly-owned subsidiary, Farmers and Merchants Trust Company, a commercial bank (the Bank) and the Bank's wholly owned subsidiary, Franklin Realty Services Corporation. All significant intercompany transactions have been eliminated.

        Nature of Operations—The Corporation conducts all of its business through its subsidiary bank, Farmers and Merchants Trust Company, which serves its customer base through thirteen community offices located in Franklin and Cumberland Counties in Pennsylvania. The Bank is a community-oriented commercial bank that emphasizes customer service and convenience. As part of its strategy, the Bank has sought to develop a variety of products and services that meet the needs of both its retail and commercial customers. The Corporation and the Bank are subject to the regulations of various federal and state agencies and undergo periodic examinations by these regulatory authorities.

        Use of Estimates in the Preparation of Financial Statements—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Statement of Cash Flows—For purposes of reporting cash flows, cash and cash equivalents include Cash and Due from banks, Interest-bearing deposits in other banks and Federal funds sold. Generally, Federal funds are purchased and sold for one-day periods.

        Investment Securities—Management classifies its securities at the time of purchase as available for sale or held to maturity. At December 31, 2001 and 2000, all securities were classified as available for sale, meaning that the Corporation intends to hold them for an indefinite period of time, but not necessarily to maturity. Available for sale securities are stated at estimated fair value, adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments of interest income through maturity. The related unrealized holding gains and losses are reported as a separate component of shareholders' equity, net of tax, until realized. Realized securities gains and losses are computed using the specific identification method. Gains or losses on the disposition of investment securities are based on the net proceeds and the adjusted carrying amount of the specific security sold. Any decision to sell a security classified as available for sale would be based on various factors, including significant movement in interest rates, changes in maturity or mix of the Bank's assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors.

        Financial Derivatives—The Corporation uses interest rate swaps and caps, which it has designated as cash-flow hedges, to manage interest rate risk associated with variable-rate funding sources. All such derivatives are recognized on the balance sheet at fair value in other assets or liabilities as appropriate. To the extent the derivatives are effective and meet the requirements for hedge accounting, changes in fair value are recognized in other comprehensive income with income statement reclassification occurring as the hedged item affects earnings. Conversely, changes in fair value attributable to ineffectiveness or to derivatives that do not qualify as hedges are recognized as they occur in the income statement's interest expense account associated with the hedged item.

        Loans—Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of an allowance for loan losses and any deferred fees. Interest income is accrued on the unpaid principal balance. Loan origination fees are deferred and recognized as an adjustment of the yield (interest income) of the related loans. The Corporation is generally amortizing these amounts over the contractual life of the loan.

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

        Loans Held for Sale—Mortgage loans originated and intended for sale in the secondary market at the time of origination are carried at the lower of cost or estimated fair value (determined on an aggregate basis). All sales are made without recourse. At December 31, 2001, there were approximately $2.4 million residential mortgage loans held for sale included in loans. At December 31, 2000, there were no residential mortgage loans held for sale included in loans.

        Loan Servicing—Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the periods of, the estimated future net servicing income of the underlying financial assets. Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Fair value is determined using quoted prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market based assumptions. Impairment is recognized through a valuation allowance to the extent that fair value is less than the capitalized amount. Loans serviced by the Bank for the benefit of others totaled $89.6 million, $66.9 million and $64.8 million at December 31, 2001, 2000 and 1999, respectively.

        Allowance for Loan Losses—The allowance for loan losses is established through provisions for loan losses charged against income. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.

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

        A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and commercial real estate loans either by the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

        Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Corporation does not separately identify individual consumer and residential loans for impairment disclosures.

        Premises and Equipment—Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. When assets are retired or sold, the asset cost and related accumulated depreciation are eliminated from the respective accounts, and any resultant gain or loss is included in net income.

        The cost of maintenance and repairs is charged to operating expense as incurred, and the cost of major additions and improvements is capitalized.

        Intangible Assets—Intangible assets, consisting primarily of a customer list acquired through the purchase of several community offices, are stated at cost, less accumulated amortization. Amortization is recognized over a ten-year period. Intangible assets are reviewed periodically for impairment.

        Foreclosed Real Estate—Foreclosed real estate is comprised of property acquired through a foreclosure proceeding or an acceptance of a deed in lieu of foreclosure. Balances are carried at the estimated fair value less any estimated disposition costs. Any losses realized upon disposition of the property, and holding costs prior thereto, are charged against income.

        Federal Income Taxes—Deferred income taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance, when in the opinion of management, it is more likely than not that some portion or all deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted through the provision for income taxes for the effects of changes in tax laws and rates on the date of enactment.

        Advertising Expenses—Advertising costs are expensed as incurred.

        Treasury Stock—The acquisition of treasury stock is recorded under the cost method. The subsequent disposition or sale of the treasury stock is recorded using the average cost method.

        Trust Assets—Assets held in a fiduciary capacity are not assets of the Corporation and therefore are not included in the consolidated financial statements.

        Off-Balance Sheet Financial Instruments—In the ordinary course of business, the bank has entered into off-balance sheet financial instruments consisting of commitments to extend credit and letters of credit. Such financial instruments are recorded on the balance sheet when they are funded.

        Stock Based Compensation—Stock options are accounted for under Accounting Principles Bulletin (APB) No. 25. Under APB 25, no compensation expense is recognized related to these purchase options. The pro forma impact to net income and earnings per share that would occur if compensation expense was recognized based on the estimated fair value of the options on the date of the grant is disclosed in the notes to the consolidated financial statements.

        Pension—The provision for pension expense was actuarially determined using the projected unit credit actuarial cost method. The funding policy is to contribute an amount sufficient to meet the requirements of ERISA, subject to Internal Revenue Code contribution limitations.

        Earnings per share—Earnings per share is computed based on the weighted average number of shares outstanding during each year. The Corporation's basic earnings per share is calculated as net income divided by the weighted average number of shares outstanding. For diluted earnings per share, net income is divided by the weighted average number of shares outstanding plus the incremental number of shares added as a result of converting common stock equivalents, calculated using the treasury stock method. The Corporation's common stock equivalents consist of outstanding restricted stock and stock options.

        A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

	2001	2000	1999
	(In thousands)
Weighted average shares outstanding (basic)	2,680	2,712	2,728
Impact of common stock equivalents	53	47	42

Weighted average shares outstanding (diluted)	2,733	2,759	2,770

        Segment Reporting—The Bank acts as an independent community financial service provider and offers traditional banking and related financial services to individual, business and government customers. Through its community office and automated teller machine network, the Bank offers a full array of commercial and retail financial services, including the taking of time, savings and demand deposits; the making of commercial, consumer and mortgage loans; and the providing of safe deposit services. The Bank also performs personal, corporate, pension and fiduciary services through its Investment and Trust Services Department, and Personal Investment Counselors.

        Management does not separately allocate expenses, including the cost of funding loan demand, between the commercial, retail, mortgage banking and trust operations of the Bank. As such, discrete information is not available and segment reporting would not be meaningful.

        Comprehensive Income—Comprehensive income is reflected in the Consolidated Statements of Changes in Shareholders' Equity and includes net income and unrealized gains or losses on investment securities and derivatives.

  Recent Accounting Pronouncements:

        In June of 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." Statement No. 141 requires all business combinations to be accounted for using the purchase method of accounting as use of the pooling-of-interests method is prohibited. In addition, this Statement requires that negative goodwill that exists after the basis of certain acquired assets is reduced to zero should be recognized as an extraordinary gain. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. Statement No. 142 prescribes that goodwill associated with a business combination and intangible assets with an indefinite useful life should not be amortized but should be tested for impairment at least annually. The Statement requires intangibles that are separable from goodwill and that have a determinable useful life to be amortized over the determinable useful life. The provisions of this Statement became effective for the Bank in January of 2002 but did not have a significant impact on the financial condition or results of operations.

        In July 2001, the Financial Accounting Standards Board issued Statement No. 143, "Accounting for Asset Retirement Obligations," which addresses the financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement will become effective for the Bank on January 1, 2003, but is not expected to have a significant impact on the financial condition or results of operations.

        In August 2001, the Financial Accounting Standards Board issued Statement 144, "Accounting for the Impairment of or Disposal of Long-Lived Assets." This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions for APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events" and amends ARB No. 51, "Consolidated Financial Statements." The provisions of this Statement became effective for the Bank on January 1, 2002, but did not have a significant impact on the financial condition or results of operations.

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

        Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001 and 2000, that the Corporation and the Bank met all capital adequacy requirements to which it is subject.

        As of December 31, 2001, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

        The table that follows presents the total risk-based, Tier 1 risk-based and Tier 1 leverage requirements for the Corporation and the Bank as defined by the FDIC. Actual capital amounts and ratios are also presented.

	As of December 31, 2001
	Actual		Minimum Captial Required		Captial Required To Be Considered Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Amounts in thousands)
Total Capital (to Risk Weighted Assets)
Corporation	$48,291	13.15%	$29,362	8.00%	N/A
Bank	42,689	11.79%	28,959	8.00%	$36,198	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Corporation	$43,990	11.98%	$14,681	4.00%	N/A
Bank	38,555	10.65%	14,479	4.00%	$21,719	6.00%
Tier 1 Capital (to Average Assets)
Corporation	$43,990	8.79%	$20,022	4.00%	N/A
Bank	38,555	7.77%	19,841	4.00%	$24,801	5.00%
	As of December 31, 2000
	Actual		Minimum Captial Required		Captial Required To Be Considered Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Amounts in thousands)
Total Capital (to Risk Weighted Assets)
Corporation	$45,517	13.79%	$26,410	8.00%	N/A
Bank	41,976	12.85%	26,134	8.00%	$32,667	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Corporation	$41,650	12.62%	$13,205	4.00%	N/A
Bank	38,109	11.67%	13,067	4.00%	$19,600	6.00%
Tier 1 Capital (to Average Assets)
Corporation	$41,650	8.99%	$18,535	4.00%	N/A
Bank	38,109	8.27%	18,438	4.00%	$23,048	5.00%

        Although not adopted in regulation form, the Pennsylvania Department of Banking utilizes capital standards requiring a minimum of 6% leverage capital and 10% risk-based capital, defined substantially the same as those by the FDIC.

NOTE 3. Restricted Cash Balances

        The Corporation's subsidiary bank is required to maintain reserves against its liabilities in the form of cash and balances with the Federal Reserve Bank. At December 31, 2001 and 2000, required reserves held at the Federal Reserve Bank for the bank subsidiary, were approximately $900,000 and $1,781,000, respectively. In addition, as compensation for check clearing and other services, a compensatory balance maintained at the Federal Reserve Bank at December 31, 2001 and 2000, was approximately $900,000.

NOTE 4. Investment Securities Available for Sale

        The amortized cost and estimated fair value of investment securities available for sale as of December 31, 2001 and 2000 are as follows:

2001	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Equity securities	$5,751	$623	$67	$6,307
U.S. Treasury securities and obligations of U.S. Government agencies and corporations	14,953	169	11	15,111
Obligations of state and political subdivisions	35,043	755	829	34,968
Corporate debt securities	19,608	245	168	19,585
Mortgage-backed securities	17,185	276	3	17,459
Other, primarily asset-backed securities	54,304	217	109	54,512

	$146,844	$2,285	$1,187	$147,942

2000	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Equity securities	$5,469	$579	$85	$5,963
U.S. Treasury securities and obligations of U.S. Government agencies and corporations	10,459	78	5	10,532
Obligations of state and political subdivisions	43,832	790	840	43,782
Corporate debt securities	14,057	80	16	14,121
Mortgage-backed securities	30,157	62	105	30,114
Other, primarily asset-backed securities	20,613	94	45	20,662

	$124,587	$1,683	$1,096	$125,174

        At December 31, 2001 and 2000, the book value of investment securities pledged to secure public funds, trust balances and other deposits and obligations totaled $75,138,000 and $71,908,000, respectively.

        The amortized cost and estimated fair value of debt securities at December 31, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized cost	Estimated fair value
Due in one year or less	$9,928	$10,009
Due after one year through five years	23,019	23,369
Due after five years through ten years	46,425	46,621
Due after ten years	44,536	44,177

	$123,908	$124,176
Mortgage-backed securities	17,185	17,459

	$141,093	$141,635

        Gross gains of $335,000 and gross losses of $68,000 were realized on the sale of securities during 2001. Gross gains of $396,000 and $289,000 were realized on the sale of securities for the years ended December 31, 2000 and 1999, respectively.

NOTE 5. Loans

        A summary of loans outstanding at the end of the reporting periods is as follows:

	December 31
	2001	2000
	(Amounts in thousands)
Real estate (primarily first mortgage residential loans)	$90,419	$102,771
Real estate—Construction	2,899	1,909
Commercial, industrial and agricultural	153,362	134,413
Consumer (including home equity lines of credit)	59,894	62,081

	306,574	301,174
Less: Allowance for loan losses	(4,051)	(3,867)

Net Loans	$302,523	$297,307

        Loans to directors and executive officers and to their related interests and affiliated enterprises amounted to approximately $974,000 and $1,044,000 at December 31, 2001 and 2000, respectively. Such loans are made in the ordinary course of business at the Bank's normal credit terms and do not present more than a normal risk of collection. During 2001 approximately $486,000 of new loans were made and repayments totaled approximately $556,000.

NOTE 6. Allowance for Loan Losses

	Years ended December 31
	2001	2000	1999
	(Amounts in thousands)
Balance at beginning of year	$3,867	$3,859	$3,549
Charge-offs	(1,363)	(882)	(628)
Recoveries	67	137	108

Net charge-offs	(1,296)	(745)	(520)

Provision for loan losses	1,480	753	830

Balance at end of year	$4,051	$3,867	$3,859

        At December 31, 2001 and 2000 the Corporation had no restructured loans. Nonaccrual loans at December 31, 2001 and 2000 were approximately $1,906,000 and $576,000, respectively. The gross interest that would have been recorded if these loans had been current in accordance with their original terms and the amounts actually recorded in income were as follows:

	2001	2000	1999
	(Amounts in thousands)
Gross interest due under terms	$187	$116	$335
Amount included in income	(12)	(4)	(98)

Interest income not recognized	$175	$112	$237

        At December 31, 2001 and 2000, the recorded investment in loans that were considered to be impaired, as defined by Statement No. 114, totaled $1,570,000 and $340,000, respectively. Impaired loans have an allowance for credit losses of $837,000 and $280,000 as of December 31, 2001 and 2000, respectively. The Corporation does not accrue interest income on its impaired loans. Cash receipts on impaired loans are credited to the earliest amount owed by the borrower. The average recorded investment in impaired loans during the years ended December 31, 2001, 2000 and 1999 was $1,218,000, $990,000 and $1,732,000, respectively

NOTE 7. Premises and Equipment

        Premises and equipment consist of:

	December 31
	2001	2000
	(Amounts in thousands)
Land	$1,250	$1,295
Buildings	11,581	8,967
Furniture, fixtures and equipment	6,640	6,585

Total cost	19,471	16,847
Less: Accumulated Depreciation	(10,136)	(9,610)

	$9,335	$7,237

NOTE 8. Deposits

        Deposits are summarized as follows:

	December 31
	2001	2000
	(Amounts in thousands)
Demand, noninterest-bearing	$47,259	$47,028
Savings:
Interest-bearing checking	48,235	43,762
Money market accounts	102,315	103,393
Passbook and statement savings	36,315	31,837

	186,865	178,992

Time:
Deposits of $100,000 and over	21,207	35,084
Other time deposits	98,712	96,105

	119,919	131,189

Total deposits	$354,043	$357,209

        At December 31, 2001 the scheduled maturities of time deposits are as follows:

2002	$70,702
2003	29,559
2004	8,400
2005	4,128
2006	6,887
2007 and beyond	243

$119,919

NOTE 9. Securities Sold Under Agreements to Repurchase, Short Term Borrowings and Long Term Debt

        The Corporation enters into sales of securities under agreements to repurchase. Securities sold under agreements to repurchase are overnight borrowings. These borrowings are described below:

	December 31
	2001	2000
	(Amounts in thousands)
Ending balance	$42,263	$33,036
Average balance	43,077	34,872
Maximum month-end balance	50,283	41,728
Weighted average rate	3.62%	6.09%
Range of interest rate paid on December 31	.88%-1.78%	5.53%-6.43%

The securites that serve as collateral for securities sold under agreements to repurchase consist primarily of U.S. Government and U.S. Agency securities with a fair value of $52,556,000 at December 31, 2001.

        A summary of short term borrowings and long term debt at the end of the reporting period follows:

	December 31
	2001	2000
	(Amounts in thousands)
Open Repo Plus(a)	$2,100	$—
Term loans(b)	50,362	29,477

Total other borrowings	$52,462	$29,477

(a)
Open Repo Plus is a revolving term commitment with the Federal Home Loan Bank of Pittsburgh (FHLB) used on an overnight basis. The term of these commitments may not exceed 364 days and the outstanding balance reprices daily at market rates.

(b)
Term loans with the FHLB bear interest at fixed rates ranging from 4.21% to 7.38% (weighted average rate of 5.65%) with various maturities beginning September 30, 2002 to October 15, 2026. All borrowings from the FHLB are collateralized by FHLB stock, mortgage-backed securities and first mortgage loans.

        The scheduled maturities of the term borrowings at December 31, 2001 are as follows:

2002	$153
2003	4,500
2004	2,898
2005	3,062
2006	6,514
2007 and beyond	33,235

$50,362

        The Corporation's maximum borrowing capacity at December 31, 2001, with the FHLB was $138,964,000. The total amount available to borrow at year-end was approximately $86,502,000

NOTE 10. Federal Income Taxes

        The temporary differences which give rise to significant portions of deferred tax assets and liabilities under Statement No. 109 are as follows (amounts in thousands):

	December 31
Deferred Tax Assets:
	2001	2000
Allowance for loan losses	$1,377	$1,315
Deferred compensation	374	232
Restricted stock	310	366
Depreciation	213	188
Deferred loan fees and costs,net	147	176
Other	135	83
Tax credit carryforward	243	—

Total	2,799	2,360

Deferred Tax Liabilities
Pensions	418	300
Mortgage servicing rights	272	161
Other comprehensive income	113	200
Other	120	—

Total	923	661

Net deferred tax assets	$1,876	$1,699

        The components of the provision for Federal income taxes attributable to income from operations were as follows:

	Years ended December 31
	2001	2000	1999
	(Amounts in thousands)
Currently payable	$1,083	$1,090	$1,320
Deferred tax expense (benefit)	205	16	(137)

Income tax provision	$1,288	$1,106	$1,183

        For the years ended December 31, 2001, 2000 and 1999, the income tax provisions are different from the tax expense which would be computed by applying the Federal statutory rate to pretax operating earnings. A reconciliation between the tax provision at the statutory rate and the tax provision at the effective tax rate is as follows:

	Years ended December 31
	2001	2000	1999
	(Amounts in thousands)
Tax provision at statutory rate	$2,340	$2,078	$2,131
Income on tax-exempt loans and securities	(902)	(956)	(983)
Nondeductible interest expense relating to carrying tax-exempt obligations	115	159	13
Dividends received exclusion	(20)	(22)	(18)
Income from Bank Owned Life Insurance	(163)	(77)	(4)
Other, net	7	(76)	(81)
Tax credit	(89)	—	—

Income tax provision	$1,288	$1,106	$1,183

        The tax provision applicable to securities gains for the years ended December 31, 2001, 2000 and 1999 was $91,000, $135,000 and $98,000, respectively.

NOTE 11. Comprehensive Income

        The components of comprehensive income not included in net income for 1999, 2000, and 2001 were as follows:

	Interest Rate Cap		Interest Rate Swaps		Securities Gains (Losses)		Total
	Before Tax	Net of Tax	Before Tax	Net of Tax	Before Tax	Net of Tax	Before Tax	Net of Tax
	(Amounts in thousands)
December 31, 1998 accumulated unrealized gain	$—	$—	$—	$—	$2,702	$1,783	$2,702	$1,783
Unrealized gains (losses) arising during the period	49	32	—	—	(4,315)	(2,848)	(4,266)	(2,816)
Reclassification adjustment for losses included in net income	9	6	—	—	228	151	237	157

December 31, 1999 accumulated unrealized gain (loss)	58	38	—	—	(1,385)	(914)	(1,327)	(876)

Unrealized gains (losses) arising during the period	(162)	(107)	—	—	2,527	1,668	2,365	1,561
Reclassification adjustment for (gains) losses included in net income	37	25	—	—	(556)	(367)	(519)	(342)

December 31, 2000 accumulated unrealized gain (loss)	(67)	(44)	—	—	586	387	519	343

Unrealized gains (losses) arising during the period	(21)	(14)	(942)	(621)	778	513	(185)	(122)
Reclassification adjustment for (gains) losses included in net income	33	22	238	157	(267)	(176)	4	3

December 31, 2001 accumulated unrealized gain (loss)	$(55)	$(36)	$(704)	$(464)	$1,097	$724	$338	$224

NOTE 12. Financial Derivatives

        As part of managing interest rate risk, the Bank has entered into interest rate swap agreements and an interest rate cap agreement. Under these agreements the Bank receives a variable rate and pays a fixed rate. Such agreements are generally entered into with counterparties that meet established credit standards and most contain collateral provisions protecting the at-risk party. The Bank considers the credit risk inherent in these contracts to be negligible.

        Information regarding the interest rate swaps as of December 31, 2001 follows:

		Interest Rate			Amount Expected to be Reclassified into Earnings within next 12 Months
Notional Amount	Maturity Date			Fair Value
		Fixed	Variable
(Amounts in thousands)
$5,000	7/11/04	4.59%	1.75%	$(163)	$(142)
$5,000	7/08/11	5.36%	1.75%	$(237)	$(180)
$10,000	5/18/06	4.88%	1.75%	$(304)	$(313)

        On September 27, 1999, the Bank entered into an interest rate cap transaction as a vehicle to partially hedge cash flows associated with interest expense on variable rate deposit accounts. The interest rate cap has a notional amount of $5,000,000, a term of five years, a strike rate of 6% and is indexed to 3-month LIBOR. The fair value of the cap was $50,000 at December 31, 2001.

        Note that derivatives with a positive fair value are reflected as other assets in the balance sheet while those with a negative fair value are reflected as other liabilities.

NOTE 13. Employee Benefit Plans

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

        The following table sets forth the plan's funded status at December 31, 2001, based on the September 30, 2001 actuarial valuation together with comparative 2000 and 1999 amounts:

	For the years ended December 31
	2001	2000	1999
	(Amounts in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$8,913	$8,682	$8,433
Service cost	286	335	314
Interest cost	583	568	527
Amendments	12	176	—
Actuarial loss (gain)	(495)	(472)	(233)
Benefits paid	(380)	(376)	(359)

Benefit obligation at end of year	8,919	8,913	8,682

Change in plan assets
Fair value of plan assets at beginning of year	12,308	11,889	11,541
Actual return on plan assets	(1,618)	795	707
Employer contribution	—	—	—
Benefits Paid	(380)	(376)	(359)

Fair value of plan assets at end of year	10,310	12,308	11,889

Funded Status	1,390	3,394	3,207
Unrecognized transitional gain	—	—	(39)
Unrecognized net actuarial gain	(358)	(2,684)	(2,625)
Unrecognized prior service cost	226	238	86

Prepaid (accrued) benefit cost	$1,258	$948	$629

	2001	2000	1999
Weighted-average assumptions as of December 31
Discount rate	7.00%	7.00%	6.50%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	5.00%	5.25%	5.25%
	For the years ended December 31
	2001	2000	1999
Components of net periodic benefit cost
Service cost	$286	$335	$314
Interest cost	583	568	527
Expected return on plan assets	(1,018)	(1,020)	(987)
Amortization of transitional asset	—	(39)	(39)
Amortization of prior service cost	24	24	11
Recognized net actuarial gain	(184)	(187)	(222)

Net periodic benefit cost	$(309)	$(319)	$(396)

        The Bank has a 401(k) plan covering substantially all employees of F&M Trust who have completed one year and 1000 hours of service. In 2001, employee contributions to the plan were matched at 100% up to 3% of each employee's deferrals plus 50% of the next 2% of deferrals from participants' eligible compensation. In addition, a 100% discretionary profit sharing contribution of up to 2% of each employee's eligible compensation was possible provided net income targets were achieved. The Bank's Board of Directors approves the established net income targets annually. Under this plan, not more than 19.00% of each participant's total compensation may be contributed in any given year. The related expense for the 401(k) plan and the profit sharing plan in 2001, 2000 and 1999, as approved by the Board of Directors, was approximately $261,000, $194,000 and $209,000, respectively.

        Under the terms of the Corporation's Long-Term Incentive Plan of 1990 ("the Plan"), the Compensation Committee of the Board of Directors (the Committee) was authorized to award up to 264,825 shares of presently authorized but unissued or reacquired Common Stock to certain employees of the Corporation and its subsidiary. Awards were granted in the form of Options, Stock Appreciation Rights, Restricted Stock, Performance Units and Performance Shares.

        Pursuant to the Plan, in 1991 the Corporation implemented a program known as the Senior Management Incentive Program (the Program) and, under the Program, awarded 165,021 restricted shares of $1.00 par value per share common stock of the Corporation to certain employees at no cost to the employee participants. These shares were issued subject to specific transfer restrictions, including the passage of time, ranging from one to ten years; and fully vested upon the expiration of ten years from the date of the agreements, or earlier, dependent upon the Corporation meeting certain income requirements established by the Board of Directors. Also, under an earlier version of the same Program, the Committee awarded 18,345 restricted shares of the $1.00 par value per share common stock of the Corporation to certain employees at no cost to the participants. These shares were also issued subject to certain transfer restrictions and fully vested upon the expiration of ten years from the Agreement date. The expiration date for these shares occurred on December 31, 2000, and, accordingly, the shares were distributed to the participants in February, 2001.

        Unearned compensation, representing the fair market value of the shares at the date of issuance, was charged to income over the vesting period. There was no cost associated with the Program in 2001. The cost associated with the Program was approximately $343,000 in 2000 and $230,000 in 1999.

        In addition to the restricted shares issued to the employee participants of the Program, the employees could elect to receive a portion of their award in cash. The payment of cash each year is dependent upon the Corporation meeting certain income requirements established by the Board of Directors. In 2001 approximately $18,000 was expensed for cash awards; there were no cash awards expensed in 2000 or 1999.

NOTE 14. Stock Purchase Plan

        In 1994, the Corporation adopted the Employee Stock Purchase Plan of 1994 (the Plan). Under the Plan, 198,000 shares of stock can be purchased by participating employees over a 10-year period. The number of shares which can be purchased by each participant is defined by the plan and the option price is set by the Board of Directors. However, the option price cannot be less than the lesser of 90% of the fair market value of the shares on the date the option to purchase shares is granted, or 90% of the fair market value of the shares on the exercise date. These options must be exercised within one year from the date of grant. Any shares related to unexercised options are available for future grant. As of December 31, 2001 there are 102,395 shares available for future grant.

        The following table summarizes the stock option activity:

		Option Price Per Share
	Stock Options	Price Range	Weighted Average
Balance at December 31, 1998	16,508	$27.68	$27.68
Granted	20,106	23.27	23.27
Exercised	(6,016)	19.94-27.68	24.61
Cancelled	(11,416)	27.68	27.68

Balance at December 31, 1999	19,182	23.27	23.27
Granted	30,968	15.27	15.27
Exercised	(5,167)	14.26-18.45	15.39
Cancelled	(14,203)	23.27	23.27

Balance at December 31, 2000	30,780	14.18	$14.18
Granted	21,743	21.64	21.64
Exercised	(13,737)	14.54-21.64	15.44
Cancelled	(17,474)	15.27	15.27

Balance at December 31, 2001	21,312	$21.64	$21.64

The options outstanding at December 31, 2001 were all exercisable and have a remaining life of .75 years.

        The Corporation has elected to follow the disclosure requirements of statement No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation expense for the plan has been recognized in the financial statements of the Corporation. Had compensation cost for the Plan been recognized in accordance with Statement 123, the Corporation's net income and net income per share amounts would have been reduced to the following pro-forma amounts:

		2001	2000	1999
		(Amounts in thousands, except per share)
Net Income:	As reported	$5,594	$5,007	$5,084
	Proforma	5,567	4,972	5,026
Basic earnings per share:	As reported	$2.09	$1.85	$1.86
	Proforma	2.08	1.83	1.84
Diluted earnings per share:	As reported	$2.05	$1.81	$1.84
	Proforma	2.04	1.80	1.83
Weighted average fair value of options granted		$5.09	$3.97	$2.90

        The fair value of the options granted has been estimated using the following assumptions for 2001, 2000, 1999, respectively: risk-free interest rate of 2.28%, 5.32%, and 5.98%, expected volatility of the Corporation's stock of 19.59%, 25.79%, and 20.26% and an expected dividend yield of 3.66%, 4.71% and 3.10%. The expected life of the options in 2001, 2000, and 1999 was .71 year, .69 year and .74 year, respectively.

NOTE 15. Deferred Compensation Agreement

        The Corporation has entered into deferred compensation agreements with several officers and directors which provide for the payment of benefits over a ten-year period, beginning at age 65. At inception, the present value of the obligations under these deferred compensation agreements amounted to approximately $600,000, which is being accrued over the estimated remaining service period of these officers and directors. These obligations are partially funded through life insurance covering these individuals. Expenses associated with the agreements was approximately $35,000 for 2001, $42,000 for 2000 and $32,000 for 1999.

NOTE 16. Shareholders' Equity

        In March 2001, the Board of Directors authorized the repurchase of up to 75,000 shares of the Corporation's common stock over a twelve-month period ending in March 2002. The Corporation uses the repurchased common stock (Treasury stock) for general corporate purposes including stock dividends and splits, employee benefit and executive compensation plans, and the dividend reinvestment plan. Under this program, the Corporation repurchased 63,512 shares for $1,277,000 in 2001. In March 2000, the Board of Directors authorized a similar plan over a twelve-month period ended March 2001. Under this program, the Corporation repurchased 35,577 shares for $595,000 in 2000. At December 31, 2001 and 2000, the Corporation held Treasury shares totaling 337,138 and 287,373, respectively, that were acquired through Board authorized stock repurchase programs.

NOTE 17. Commitments and Contingencies

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

        Unless noted otherwise, the Bank does not require collateral or other security to support financial instruments with credit risk. The Bank had the following outstanding commitments as of December 31:

	2001	2000
	(Amounts in thousands)
Financial instruments whose contract amounts represent credit risk:
Commercial commitments to extend credit	$49,654	$48,290
Consumer commitments to extend credit (secured)	20,003	18,601
Consumer commitments to extend credit (unsecured)	3,646	12,243

	$73,303	$79,134

Standby letters of credit	1,937	1,105

        Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses with the exception of home equity lines and personal lines of credit and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank's extension of credit, is based on management's credit evaluation of the counterparty. Collateral for most commercial commitments varies but may include accounts receivable, inventory, property, plant, and equipment, and income-

producing commercial properties. Collateral for secured consumer commitments consists of liens on residential real estate.

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

        The Bank has entered into various noncancellable operating leases. Total rental expense on these leases was $81,000, $73,000, and $53,000 in the years 2001, 2000 and 1999, respectively. Future minimum payments under these leases are as follows:

2002	$163,800
2003	$128,100
2004	$91,800
2005	$86,000
2006	$79,800
2007 and beyond	$31,000

        In the normal course of business, the Corporation has commitments, lawsuits, contingent liabilities and claims. However, the Corporation does not expect that the outcome of these matters will have a materially adverse effect on its consolidated financial position or results of operations.

NOTE 18. Disclosures About Fair Value of Financial Instruments

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

Cash and Cash Equivalents:

        For these short -term instruments, the carrying amount is a reasonable estimate of fair value.

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

Mortgage servicing rights:

        The fair value of mortgage servicing rights is based on observable market prices when available or the present value of expected future cash flows when not available.

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

Derivatives:

        The fair value of derivatives, consisting of interest rate swaps and an interest rate cap, is based on quoted market prices if available or valuation techniques, which consider the present value of estimated future cash flows.

Off balance sheet financial instruments:

        Outstanding commitments to extend credit and commitments under standby letters of credit include fixed and variable rate commercial and consumer commitments. The fair value of the commitments are estimated using the fees currently charged to enter into similar agreements.

        The estimated fair value of the Corporation's financial instruments at December 31 are as follows:

	2001		2000
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Amounts in thousands)
Financial assets:
Cash and equivalents	$16,539	$16,539	$17,768	$17,768
Investment securities available for sale	147,942	147,942	125,174	125,174
Net Loans	302,523	313,251	297,307	307,243
Accrued interest receivable	2,698	2,698	3,169	3,169
Mortgage servicing rights	800	913	473	582
Interest rate cap	50	50	76	76
Financial liabilities:
Deposits	$354,043	$356,740	$357,209	$359,256
Securities sold under agreements to repurchase	42,263	42,263	33,036	33,036
Short term borrowings	2,100	2,100	—	—
Long term debt	50,362	52,951	29,477	30,710
Accrued interest payable	1,218	1,218	1,763	1,763
Interest rate swaps	704	704	—	—
Off Balance Sheet financial instruments:
Commitments to extend credit	—	—	—	—
Standby letters-of-credit	—	—	—	—

NOTE 19. Parent Company (Franklin Financial Services Corporation) Financial Information

Balance Sheets

	December 31
	2001	2000
	(Amounts in thousands)
Assets:
Due from bank subsidiary	$53	$415
Investment securities	3,396	2,270
Equity investment in subsidiary	40,367	40,245
Premises	166	176
Other assets	1,426	201

Total assets	$45,408	$43,307

Liabilities:
Deferred tax liability	$126	$102
Other liabilities	17	4

Total liabilities	143	106

Shareholders' equity	45,265	43,201

Total liabilities and shareholders' equity	$45,408	$43,307

Statements of Income

	Years ended December 31
	2001	2000	1999
	(Amounts in thousands)
Income:
Dividends from Bank subsidiary	$5,505	$2,117	$2,270
Interest and dividend income	71	71	62
Gain on sale of securities	207	357	285
Other income	0	0	30

	5,783	2,545	2,647
Expenses:
Operating expenses	478	401	471
Income before equity in undistributed income of subsidiary	5,305	2,144	2,176
Equity in undistributed income of subsidiary	289	2,863	2,908

Net income	$5,594	$5,007	$5,084

Statements of Cash Flows

	Years ended December 31
	2001	2000	1999
	(Amounts in thousands)
Cash flows from operating activities
Net income	$5,594	$5,007	$5,084
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiary	(289)	(2,863)	(2,908)
Depreciation	10	10	10
Gain on sale of premises	—	—	(25)
Securities gains	(207)	(357)	(285)
Decrease in due from bank subsidiary	362	156	815
Decrease in other assets	34	39	33
Increase (decrease) in other liabilities	13	(6)	10
Other, net	1	343	236

Net cash provided by operating activities	5,518	2,329	2,970

Cash flows from investing activities
Proceeds from sales of investment securities	522	700	541
Purchase of investment securities	(1,371)	(401)	(429)
Proceeds from sale of premises	—	—	225
Purchase of equity method investment	(1,258)	—	—
Capital expenditures	—	—	(1)

Net cash (used in) provided by investing activities	(2,107)	299	336

Cash flows from financing activities
Dividends paid	(2,347)	(2,112)	(3,019)
Proceeds from sales of common stock	213	79	148
Purchase of treasury shares	(1,277)	(595)	(435)

Net cash used in financing activities	(3,411)	(2,628)	(3,306)

Increase in cash and cash equivalents	—	—	—
Cash and cash equivalents as of January 1	—	—	—

Cash and cash equivalents as of December 31	$—	$—	$—

NOTE 20. Quarterly Results of Operations

        The following is a summary of the quarterly results of consolidated operations of Franklin Financial for the years ended December 31, 2001 and 2000:

	Three months ended
2001
	March 31	June 30	September 30	December 31
	(Amounts in thousands)
Interest income	$8,204	$8,062	$7,811	$7,219
Interest expense	4,370	4,157	3,987	3,259
Net interest income	3,834	3,905	3,824	3,960
Provision for loan losses	209	315	359	597
Other noninterest income	1,170	1,372	1,293	1,588
Securities gains (losses)	4	(3)	131	135
Noninterest expense	3,158	3,248	3,201	3,244

Income before income taxes	1,641	1,711	1,688	1,842
Income taxes	307	339	278	364

Net Income	$1,334	$1,372	$1,410	$1,478

Basic earnings per share*	$0.50	$0.51	$0.53	$0.55
Diluted earnings per share*	$0.49	$0.50	$0.51	$0.54

2000	March 31	June 30	September 30	December 31
Interest income	$7,838	$8,043	$8,207	$8,358
Interest expense	4,147	4,328	4,631	4,810

Net interest income	3,691	3,715	3,576	3,548
Provision for loan losses	272	120	180	181
Other noninterest income	1,085	1,081	1,211	1,278
Securities gains	107	110	21	158
Noninterest expense	3,137	3,399	3,020	3,159

Income before income taxes	1,474	1,387	1,608	1,644
Income taxes	263	234	292	317

Net Income	$1,211	$1,153	$1,316	$1,327

Basic earnings per share*	$0.44	$0.42	$0.49	$0.49
Diluted earnings per share*	$0.44	$0.42	$0.48	$0.48

*
Based on weighted-average shares outstanding during the periods reported for 2001 and 2000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Part III

Item 10. Directors and Executive Officers of the Registrant

        The information related to this item is incorporated by reference to the material set forth under the headings "Information about Nominees and Continuing Directors" on Pages 4 though 6, and "Executive Officers" on Page 7 of the Corporation's Proxy Statement for the 2002 Annual Meeting of Shareholders.

Item 11. Executive Compensation

        The information related to this item is incorporated by reference to the material set forth under the headings "Compensation of Directors" on Page 7 and "Executive Compensation and Related Matters" on Pages 7 through 13 of the Corporation's Proxy Statement for the 2002 Annual Meeting of Shareholders, except that information appearing under the headings "Compensation Committee Report on Executive Compensation" and "Stock Performance Graph" on Pages 10 through 13 is not incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The information related to this item is incorporated by reference to the material set forth under the headings "Voting of Shares and Principal Holders Thereof" on Page 2, and "Information about Nominees and Continuing Directors" on Pages 4 through 6 of the Corporation's Proxy Statement for the 2002 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions

        The information related to this item is incorporated by reference to the material set forth under the heading "Transactions with Directors and Executive Officers" on Page 14 of the Corporation's Proxy Statement for the 2002 Annual Meeting of Shareholders.

Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)
The following documents are filed as part of this report:

        (1)  The following Consolidated Financial Statements of the Corporation:

    Independent Auditor's Report Consolidated Balance Sheets—December 31, 2001 and 2000

    Consolidated Statements of Income—Years ended December 31, 2001, 2000 and 1999

    Consolidated Statements of Changes in Shareholders' Equity—Years ended December 31, 2001, 2000 and 1999

    Consolidated Statements of Cash Flows—Years ended December 31, 2001, 2000 and 1999

    Notes to Consolidated Financial Statements

        (2)  All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and have therefore been omitted.

        (3)  The following exhibits are filed as part of this report:

3.1	Articles of Incorporation of the Corporation.
Filed as Exhibit 3 to Form 10-Q Quarterly Report of the Corporation for the quarter ended September 30, 1999 and incorporated herein by reference.
3.2	Bylaws of the Corporation.
Filed as Exhibit 3 (i) to Current Report on Form 8-K, filed December 3, 1999 and incorporated herein by reference.
10.1	Deferred Compensation Agreements with Bank Directors.
Filed as Exhibit 10.1 to Form 10-K Annual Report of the Corporation for the year ended December 31, 2000 and incorporated herein by reference.
10.2	Directors' Deferred Compensation Plan.
Filed as Exhibit 10.2 to Form 10-K Annual Report of the Corporation for the year ended December 31, 2000 and incorporated herein by reference.
21	Subsidiaries of the Corporation
23.1	Consent of Beard Miller Company LLP
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
Dated: March 20, 2002

        Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT G. ZULLINGER Robert G. Zullinger	Chairman of the Board and Director	March 20, 2002
/s/ WILLIAM E. SNELL, JR. William E. Snell, Jr.	President and Chief Executive Officer and Director	March 20, 2002
Charles S. Bender II	Executive Vice President and Director	March 20, 2002
/s/ ELAINE G. MEYERS Elaine G. Meyers	Treasurer and Chief Financial Officer (Principal Financial And Accounting Officer)	March 20, 2002
/s/ G. WARREN ELLIOTT G. Warren Elliott	Director	March 20, 2002
/s/ DONALD A. FRY Donald A. Fry	Director	March 20, 2002
Dennis W. Good	Director	March 20, 2002

/s/ H. HUBER MCCLEARY H. Huber McCleary	Director	March 20, 2002
/s/ JERYL C. MILLER Jeryl C. Miller	Director	March 20, 2002
/s/ STEPHEN E. PATTERSON Stephen E. Patterson	Director	March 20, 2002
/s/ CHARLES M. SIOBERG Charles M. Sioberg	Director	March 20, 2002
/s/ MARTHA B. WALKER Martha B. Walker	Director	March 20, 2002

Exhibit Index for the Year
Ended December 31, 2001

Item	Description
3.1	Articles of Incorporation of the Corporation.
Filed as Exhibit 3 to Form 10-Q Quarterly Report of the Corporation for the quarter ended September 30, 1999 and incorporated by reference.
3.2	Bylaws of the Corporation.
Filed as Exhibit 3 (i) to Current Report on Form 8-K filed on December 3, 1999 and incorporated herein by reference.
10.1	Deferred Compensation Agreements with Bank Directors.
Filed as Exhibit 10.1 to Form 10-K Annual Report of the Corporation for the year ended December 31, 2000 and incorporated herein by reference.
10.2	Director's Deferred Compensation Plan.
Filed as Exhibit 10.2 to Form 10-K Annual Report of the Corporation for the year ended December 31, 2000 and incorporated herein by reference.
21	Subsidiaries of Corporation
23.1	Consent of Beard Miller Company LLP

QuickLinks

FRANKLIN FINANCIAL SERVICES CORPORATION FORM 10-K INDEX
Part I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
Part II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
Market and Dividend Information
  Item 6. Selected Financial Data
Summary of Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Table 1. Net Interest Income (Unaudited)
Table 3. Rate-Volume Analysis of Net Interest Income (Unaudited)
Table 4. Investment Securities at Amortized Cost (Unaudited)
Table 5. Maturity Distribution of Investment Portfolio (Unaudited)
Table 6. Loan Portfolio (Unaudited)
Table 7. Maturities and Interest Rate Terms of Selected Loans (Unaudited)
Table 8. Time Deposits of $100,000 or More (Unaudited)
Table 9. Short-Term Borrowings and Securities Sold Under Agreements to Repurchase (Unaudited)
Table 10. Capital Ratios (Unaudited)
Table 11. Allocation of the Allowance for Loan Losses (Unaudited)
Table 12. Nonperforming Assets (Unaudited)
Table 13. Allowance for Loan Losses (Unaudited)
Table 14. Interest Rate Sensitivity Analysis (Unaudited)
Table 15. Sensitivity to Change in Market Interest Rates (Unaudited)
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk
  Item 8. Financial Statements and Supplementary Data
INDEPENDENT AUDITOR'S REPORT
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Changes in Shareholders' Equity
Consolidated Statements of Cash Flows
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Exhibit Index for the Year Ended December 31, 2001