Form 10-Q
period 2002-03-31
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2002-05-13
CIK 723646

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

___________________________________________________________________
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
IN BANKRUPTCY PROCEEDINGS DURING
THE PRECEDING FIVE YEARS:

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        There were 2,673,844 outstanding shares of the Registrant's common stock as of May 3, 2002.

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	March 31 2002	December 31 2001
	(Unaudited)
ASSETS
Cash and due from banks	$9,418	$14,431
Interest bearing deposits in other banks	3,614	2,108

Total cash and cash equivalents	13,032	16,539
Investment securities available for sale	156,373	147,942
Loans	316,814	306,574
Allowance for loan losses	(4,107)	(4,051)

Net Loans	312,707	302,523
Premises and equipment, net	9,588	9,335
Other assets	23,562	22,508

Total Assets	$515,262	$498,847

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Demand (non-interest bearing)	$50,437	$47,259
Savings and Interest checking	187,828	186,865
Time	122,160	119,919

Total Deposits	360,425	354,043
Securities sold under agreements to repurchase	43,614	42,263
Short term borrowings	0	2,100
Long term debt	60,525	50,362
Other liabilities	5,225	4,814

Total Liabilities	469,789	453,582
Shareholders' equity:
Common stock $1 par value per share, 15,000 shares authorized with 3,045 shares issued and 2,689 and 2,708 shares outstanding at March 31, 2002 and December 31, 2001, respectively	3,045	3,045
Capital stock without par value, 5,000 shares authorized with no shares issued or outstanding	—	—
Additional paid in capital	19,748	19,746
Retained earnings	28,916	28,769
Accumulated other comprehensive income	747	224
Treasury stock, 356 shares and 337 shares at cost at March 31, 2002 and December 31, 2001, respectively	(6,983)	(6,519)

Total shareholders' equity	45,473	45,265

Total Liabilities and Shareholders' Equity	$515,262	$498,847

The accompanying notes are an integral part of these financial statements

CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share data)
(unaudited)

	For the Three Months Ended March 31
	2002	2001
INTEREST INCOME
Interest and fees on loans	$5,314	$6,216
Interest on deposits in other banks	28	125
Interest on fed funds sold	2	—
Interest and dividends on investments:
Taxable interest	1,023	1,287
Tax exempt interest	400	501
Dividends	59	75

Total interest income	6,826	8,204

INTEREST EXPENSE
Interest on deposits	2,071	3,460
Interest on securities sold under agreements to repurchase	162	487
Interest on short term borrowings	1	0
Interest on long term debt	797	423

Total interest expense	3,031	4,370

Net interest income	3,795	3,834
Provision for loan losses	335	209

Net interest income after provision for loan losses	3,460	3,625

NONINTEREST INCOME
Service charges and fees	642	529
Investment and trust services fees	585	557
Other	153	84
Securities gains	164	4

Total noninterest income	1,544	1,174

NONINTEREST EXPENSE
Salaries and benefits	1,819	1,644
Net occupancy expense	186	192
Furniture and equipment expense	154	177
Advertising	102	123
Legal & professional fees	81	92
Data processing	260	235
Pennsylvania bank shares tax	106	101
Other	576	594

Total noninterest expense	3,284	3,158

Income before Federal income taxes	1,720	1,641
Federal income tax expense	302	307

Net income	$1,418	$1,334

Basic earnings per share	$0.53	$0.50
Weighted average shares outstanding (000's)	2,654	2,694
Diluted earnings per share	$0.53	$0.49
Weighted average shares outstanding (000's)	2,658	2,741

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Changes in Shareholders' Equity
for the three months ended March 31, 2002 and 2001
(unaudited)

(Dollars in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Total
Balance at December 31, 2000	$3,045	$19,797	$25,522	$343	$(5,506)	$43,201
Comprehensive income:
Net income	—	—	1,334	—	—	1,334
Unrealized gain on securities, net of reclassification adjustments	—	—	—	914	—	914
Unrealized loss on hedging actvities, net of reclassification adjustments				(14)		(14)

Total Comprehensive income						2,234
Cash dividends declared, $.20 per share	—	—	(551)	—	—	(551)
Common stock issued under stock option plans	—	(4)	—	—	18	14
Acquisition of 20,275 shares of treasury stock	—	—	—	—	(341)	(341)

Balance at March 31, 2001	$3,045	$19,793	$26,305	$1,243	$(5,829)	$44,557

Balance at December 31, 2001	$3,045	$19,746	$28,769	$224	($6,519)	$45,265
Comprehensive income:
Net income	—	—	1,418	—	—	1,418
Unrealized gain on securities, net of reclassification adjustments	—	—	—	305	—	305
Unrealized gain on hedging actvities, net of reclassification adjustments				218		218

Total Comprehensive income						1,941
Cash dividends declared, $.47 per share	—	—	(1,271)	—	—	(1,271)
Common stock issued under stock option plans	—	2	—	—	28	30
Acquisition of 19,788 shares of treasury stock	—	—	—	—	(492)	(492)

Balance at March 31, 2002	$3,045	$19,748	$28,916	$747	$(6,983)	$45,473

CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	For the Three Months Ended March 31
	2002	2001
Cash flows from operating activities:
Net Income	$1,418	$1,334
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	220	243
Net accretion of securities premiums and discounts	(25)	(54)
Provision for loan losses	335	209
Securities gains, net	(164)	(4)
Mortgage loans originated for sale	(7,822)	(5,360)
Proceeds from sale of mortgage loans	7,920	5,379
Gain on sales of mortgage loans	(98)	(19)
Increase in cash surrender value of life insurance	(138)	(96)
(Increase) decrease in interest receivable and other assets	(1,236)	94
Increase (decrease) in interest payable and other liabilities	590	(39)
Other, net	(73)	(13)

Net cash provided by operating activities	927	1,674

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	1,623	828
Proceeds from maturities of investment securities available for sale	8,771	15,531
Purchase of investment securities available for sale	(18,464)	(21,528)
Net increase in loans	(10,676)	(1,859)
Capital expenditures	(427)	(354)

Net cash used in investing activities	(19,173)	(7,382)

Cash flows from financing activities:
Net change in demand deposits, NOW accounts and savings accounts	4,141	10,647
Net change in certificates of deposit	2,241	(3,760)
Net change in short term borrowings	(749)	3,486
Long term debt advances	10,350	9,302
Long term debt payments	(187)	(965)
Dividends paid	(595)	(551)
Common stock issued under stock option plans	30	14
Purchase of treasury shares	(492)	(341)

Net cash provided by financing activities	14,739	17,832

(Decrease) increase in cash and cash equivalents	(3,507)	12,124
Cash and cash equivalents as of January 1	16,539	17,768

Cash and cash equivalents as of March 31	$13,032	$29,892

The accompanying notes are an integral part of these statements.

FRANKLIN FINANCIAL SERVICES CORPORATION and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation

        The consolidated balance sheets as of March 31, 2002 and December 31, 2001, the consolidated statements of income for the three-month periods ended March 31, 2002 and 2001, the consolidated statements of changes in shareholders' equity for the three month periods ended March 31, 2001 and March 31, 2002 and the consolidated statements of cash flows for the three-month periods ended March 31, 2002 and 2001 have been prepared by the Corporation, without audit where indicated. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2002, and for all periods presented have been made.

        The consolidated financial statements include the accounts of Franklin Financial Services Corporation (the Corporation), and its wholly-owned subsidiary, Farmers and Merchants Trust Company of Chambersburg (the Bank) and the Bank's wholly-owned subsidiary, Franklin Realty Services Corporation. All significant intercompany transactions and account balances have been eliminated.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Corporation's 2001 Annual Report. The results of operations for the period ended March 31, 2002, are not necessarily indicative of the operating results for the full year.

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

        Earnings per share is computed based on the weighted average number of shares outstanding during each quarter, adjusted retroactively for stock splits and dividends. A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

	For the quarter ended March 31
	2002	2001
	(Amounts in thousands)
Weighted average shares outstanding (basic)	2,654	2,694
Impact of common stock equivalents, primarily stock options	4	47

Weighted average shares outstanding (diluted)	2,658	2,741

Note 2. Capital Adequacy

        Quantitative measures established by regulation to ensure capital adequacy require financial institutions to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. The Capital ratios of the Corporation and its bank subsidiary are as follows:

	As of March 31, 2002
			Minimum Capital Required		Capital Required To Be Considered Well Capitalized
	Actual
(Amounts in thousands)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)
Corporation	$48,157	12.56%	30,673	8.00%	N/A
Bank	42,460	11.24%	30,221	8.00%	$37,776	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Corporation	$43,715	11.40%	15,337	4.00%	N/A
Bank	38,261	10.13%	15,110	4.00%	$22,662	6.00%
Tier 1 Capital (to Average Assets)
Corporation	$43,715	8.64%	20,238	4.00%	N/A
Bank	38,261	7.64%	20,032	4.00%	$25,040	5.00%

NOTE 3—Stock Repurchase Program

        On March 7, 2002, the Board of Directors authorized the repurchase of up to 50,000 shares of the Corporation's $1.00 par value common stock. The repurchases are authorized to be made from time to time over the next 12 months in open market or privately negotiated transactions. The repurchased shares will be held as treasury shares available for issuance in connection with future stock dividends and stock splits, employee benefit plans, executive compensation plans, and for issuance under the Dividend Reinvestment Plan and other corporate purposes. During the first quarter ended March 31, 2002, 19,788 shares of the Corporation's common stock were repurchased at a total cost of approximately $492,000. The shares were repurchased under two Board approved Plans—15,517 shares under the March 7, 2002 Plan and 4,271 shares under the Plan that was approved on March 8, 2001 and expired on March 7, 2002.

NOTE 4—Recent Accounting Pronouncements

        In June of 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangible Assets." Statement No. 142 prescribes that goodwill associated with a business combination and intangible assets with an indefinite useful life should not be amortized but should be tested for impairment at least annually. The Statement requires intangibles that are separable from goodwill and that have a determinable useful life to be amortized over the determinable useful life. The provisions of this Statement became effective for the Bank in January of 2002. Amortized expense related to a customer list was $46,455 for each of the three month periods ended March 31, 2002 and 2001, respectively.

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
Ended March 31, 2002 and 2001

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

Critical Accounting Policies

        Disclosure of the Corporation's significant accounting policies is included in Note 1 of the 2001 Annual Report. Certain of these policies are particularly sensitive requiring significant judgments, estimates and assumptions to be made by management. The allowance for loan losses is one of the critical accounting policies.

        Management, in determining the allowance for loan losses, makes significant estimates. Consideration is given to a variety of factors in establishing this estimate. In estimating the allowance for loan losses, management considers current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, borrowers' perceived financial and managerial strengths, the inadequacy of the underlying collateral, if collateral dependent, or present value of future cash flows and other relevant factors.

Results of Operations

        The Corporation reported earnings of $1,418,000 for the first quarter ended March 31, 2002, as compared to $1,334,000 for the first quarter of 2001, representing an increase of 6.3%. Basic earnings per share for the first quarter of 2002 were $.53 versus $.50 per share for the first quarter of 2001. Diluted earnings per share were $.53 and $.49 for the quarters ended March 31, 2002 and 2001, respectively. Per share earnings are weighted to reflect the impact of the stock repurchase program. Book value per share at March 31, 2002 equaled $16.91 versus $16.27 at March 31, 2001.

        The Corporation's annualized return on average assets (ROA) and return on average equity (ROE) for the first quarter of 2002 were 1.11% and 12.27%, respectively, compared to 1.11% and 12.05%, respectively, for the first quarter of 2001.

Net Interest Income

        Net interest income in the first quarter of 2002 showed a slight squeezing when compared to the first quarter of 2001. The $39,000 decrease to $3.795 million for the first quarter of 2002 from $3.834 million in 2001 was primarily a result of the lower interest rate environment after September 11, 2001. Interest income decreased $1.378 million to $6.826 million in the first quarter of 2002 from $8.204 million in the first quarter of 2001, outpacing the decrease in interest expense. Interest expense decreased $1.339 million to $3.031 million for the first quarter of 2001 compared to $4.370 million for the first quarter of 2001. Despite earning asset growth, net interest income is expected to remain flat in 2002 versus 2001.

Provision for loan losses

        The Corporation charged $335,000 against earnings for loan losses in the first quarter ended March 31, 2002 compared to $209,000 for the first quarter of 2001. An increase in nonperforming loans during the first quarter of 2002 accounted for the higher provision expense for the first quarter. For more information concerning nonperforming loans refer to the Loan Quality discussion.

Noninterest Income

        Noninterest income, excluding net securities gains and losses, increased $210,000, or 17.9%, to $1.38 million for the first quarter ended March 31, 2002, from $1.17 million for the first quarter of 2001. Service charges and fees grew $113,000, or 21.3%, in the first quarter of 2002 as compared to the first quarter of 2001. Gains of $96,000 produced from the sale of $7.8 million in mortgage loans and a higher volume of service charges on commercial and retail deposit accounts accounted for the higher service charges and fees. Other income was $69,000 higher in the first quarter of 2002 and totaled $153,000 as compared to $84,000 in the first quarter of 2001. Revenues from additional Bank Owned Life Insurance purchased in the third quarter of 2001 and gains recognized from the sale of foreclosed real estate were the two primary factors contributing to the higher Other Income in the first quarter of 2002. Securities gains recognized in the first quarter of 2002 were $160,000 higher than in the first quarter of 2001.

Noninterest Expense

        Total noninterest expense increased $126,000, or 3.9%, to $3.284 million for the first quarter ended March 31, 2002, as compared to $3.158 million for the first quarter ended March 31, 2001. A $175,000, or 10.6%, increase in salaries and benefits expense partially offset by lower furniture and equipment expense, lower advertising expense and lower other expense was primarily accountable for the increase in noninterest expense for the first quarter. Salary expense grew approximately $64,000, or 4.5%, to $1.472 million in the first quarter of 2002 while benefits expense grew approximately $111,000,or 47.4%, to $346,000. The increase in benefits expense was largely attributable to a lower pension expense credit, $39,300, higher training expense, $17,500, and higher payroll taxes, $54,200, from compensation expense related to a restricted stock plan that vested in the first quarter.

        Federal income tax expense for the first quarter ended March 31, 2002, totaled $302,000 as compared to $307,000 for the first quarter ended March 31, 2001. The Corporation's effective tax rate for the three months ended March 31, 2002, was 17.6% compared to 18.7% for the three months ended March 31, 2001. The decrease in the effective tax rate for the three-month period ended March 31, 2002, was primarily due to higher tax-free income relative to pretax income. All taxable income for the Corporation is taxed at a rate of 34%.

Financial Condition

        Total assets reached $515.26 million at March 31, 2002 from $498.84 million at December 31, 2001, an increase of $16.4 million, or, 3.3%. Asset growth came primarily from investment securities and loans and was funded through increases in deposits, securities sold under agreements to repurchase (Repos) and additional long-term debt. Investment securities increased $8.4 million, or 5.7%, to $156.37 million at March 31, 2002, while loans recorded an increase of $10.2 million, or 3.3%, to $316.8 million. A need for more floating-rate assets to more closely match the volume of floating-rate liabilities drove the increase in investment securities for the quarter. Loan growth for the first quarter was primarily in the commercial loan portfolio.

        Total deposits and Repos grew a modest $7.7 million, or 1.9%, to $404.0 million at March 31, 2002, from $396.3 at December 31, 2001. Almost half, or $3.2 million, of the deposit and Repo growth was from noninterest-bearing demand deposits. Long-term debt from the Federal Home Loan Bank of Pittsburgh increased $10.1 million to $60.5 million at March 31, 2002, from $50.4 million at December 31,2001. This increase was used to purchase floating-rate assets funded by fixed-rate liabilities to better manage the Bank's asset/liability gap position.

        Total shareholders' equity recorded a slight increase of $208,000 to $45.47 million at March 31, 2002 from $45.26 million at year-end 2001. Cash dividends declared in the first quarter of 2002 reduced shareholders' equity by $1.27 million compared to $551,000 in the first quarter of 2001. A two cent per share increase to $.22 per share in the first quarter 2002 regular dividend, plus a special cash dividend of $.25 per share, accounted for the $720,000 increase in cash dividends quarter over quarter. Management expects that cash dividends for the remainder of the year will revert to the normal quarterly cash dividend amounts. Stock repurchases during the three-month period totaled $492,000. Cash dividends and stock repurchases reduced shareholders' equity by $1.7 million in the first quarter of 2002.

        Capital adequacy is currently defined by regulatory agencies through the use of several minimum required ratios. At March 31, 2002, the Corporation was well capitalized as defined by the banking regulatory agencies. The Corporation's leverage ratio, Tier I and Tier II risk-based capital ratios at March 31, 2002 were 8.64%, 11.40%, and 12.56%, respectively. For more information on capital ratios refer to Note 2 of the accompanying financial statements.

Asset Quality

        Net charge-offs for the first quarter ended March 31, 2002, totaled $279,000 compared to $128,000 for the first quarter of 2001. Commercial and industrial loans comprised 80% of the first quarter 2002 charge-offs compared to 30% for the first quarter of 2001. The ratio of annualized net charge-offs to average loans was .36% at March 31, 2002 compared to .43% at December 31, 2001.

        Nonperforming loans were up $1.6 million to $3.6 million at March 31, 2002 from $2.0 million at December 31, 2001. Included in nonperforming loans at March 31, 2002, were nonaccrual loans totaling $1.6 million and loans past due 90 days or more totaling $1.97 million compared to $1.9 million and $948,000, respectively at December 31, 2001. The Corporation held foreclosed real estate totaling $1.4 million at March 31, 2002 compared to $1.2 million at December 31, 2001. Nonperforming assets represented .98% of total assets at March 31, 2002 compared to .82% at December 31, 2001.

        The allowance for loan losses totaled $4.1 million at March 31, 2002, compared to $4.0 million at December 31, 2001. The allowance represents 1.30% and 1.34%, of total loans at March 31, 2002 and December 31, 2001, respectively. The allowance provided coverage for nonperforming loans at a rate of 1.1 times at March 31, 2002. Management believes that based on its analysis of the loan portfolio, the allowance for loan losses was adequate at March 31, 2002.

Local economy

        Six months after the September 11, 2001 tragedy the Franklin County economy appears to be in recovery. The unemployment rate for March, according to figures released by the State Department of Labor and Industry, was 5.2%—down from 5.7% in January 2002. Some of the area's larger employers have started to call back some employees. In turn, subcontractors in the supply chain are starting to call back employees. Franklin County's unemployment rate compares favorably to the State's 5.9% and the Country's 6.1%.

Liquidity

        The Corporation's liquidity ratio (net cash, short-term and marketable assets divided by net deposits and short-term liabilities) was 33.9% at March 31, 2002. The Corporation has the ability to borrow funds from the Federal Home Loan Bank of Pittsburgh, if necessary, to enhance its liquidity position. At March 31, 2002, the funding available to the Corporation with FHLB is approximately $70 million. Management believes that liquidity is adequate to meet the borrowing and deposit needs of its customers.

PART I, Item 3

Quantitative and Qualitative Disclosures about Market Risk

        There were no material changes in the Corporation's exposure to market risk during the first quarter ended March 31, 2002. For more information on market risk refer to the Corporation's 2001 10-K.

PART II—Other Information

Item 1. Legal Proceedings

        None

Item 2. Changes in Securities and Use of Proceeds

        None

Item 3. Defaults by the Company on its Senior Securities

        None

Item 4. Results of Votes of Security Holders

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

    None

  (b)
  Reports on Form 8-K

    A Form 8-K dated March 7, 2002, was filed in connection with a stock repurchase program.

    A Form 8-K dated April 23,2002, was filed in connection with the Board election of a Vice Chairman who will succeed the current Chairman upon his retirement from the Board, effective December 31, 2002.

FRANKLIN FINANCIAL SERVICES CORPORATION
and SUBSIDIARY

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Franklin Financial Services Corporation
May 10, 2002	/s/ William E. Snell, Jr. William E. Snell Jr. President and Chief Executive Officer
May 10, 2002	/s/ Elaine G. Meyers Elaine G. Meyers Treasurer and Chief Financial Officer

QuickLinks

INDEX
  Part 1, Item 2
PART I, Item 3
PART II—Other Information
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults by the Company on its Senior Securities
  Item 4. Results of Votes of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES