Form 10-Q
period 2002-06-30
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2002-08-12
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OFTHE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 0-12126

FRANKLIN FINANCIAL SERVICES CORPORATION
(Exact name of registrant as specified in its charter)

PENNSYLVANIA	25-1440803
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20 SOUTH MAIN STREET (P.O. BOX 6010), CHAMBERSBURG, PA 17201-0819
(Address of principal executive offices)

717/264-6116
(Registrant’s telephone number, including area code)

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

Yes ☐   No   ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

There were 2,674,698 outstanding shares of the Registrant’s common stock as of August 2, 2002.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	June 30 2002	December 31 2001
	(Unaudited)
ASSETS

Cash and due from banks	$11,709	$14,431
Interest bearing deposits in other banks	20,730	2,108
Total cash and cash equivalents	32,439	16,539
Investment securities available for sale	158,506	147,942
Loans	313,548	306,574
Allowance for loan losses	(4,341)	(4,051)
Net Loans	309,207	302,523
Premises and equipment, net	9,838	9,335
Other assets	23,668	22,508
Total Assets	$533,658	$498,847

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand (non-interest bearing)	$52,688	$47,259
Savings and Interest checking	191,073	186,865
Time	121,521	119,919
Total Deposits	365,282	354,043

Securities sold under agreements to repurchase	57,077	42,263
Short term borrowings	0	2,100
Long term debt	60,273	50,362
Other liabilities	4,721	4,814
Total Liabilities	487,353	453,582

Shareholders’ equity:
Common stock $1 par value per share, 15,000 shares authorized with 3,045 shares issued and 2,674 and 2,708 shares outstanding at June 30, 2002 and December 31, 2001, respectively.	3,045	3,045
Capital stock without par value, 5,000 shares authorized with no shares issued or outstanding	—	—
Additional paid in capital	19,750	19,746
Retained earnings	29,699	28,769
Accumulated other comprehensive income	1,186	224
Treasury stock, 371 shares and 337 shares at cost at June 30, 2002 and December 31, 2001, respectively	(7,375)	(6,519)

Total shareholders’ equity	46,305	45,265

Total Liabilities and Shareholders’ Equity	$533,658	$498,847

The accompanying notes are an integral part of these financial statements

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

(unaudited)

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2002	2001	2002	2001

INTEREST INCOME
Interest and fees on loans	$5,385	$6,052	$10,699	$12,268
Interest on deposits in other banks	42	265	69	389
Interest on fed funds sold	22	—	24	—
Interest and dividends on investments:
Taxable interest	1,033	1,218	2,056	2,507
Tax exempt interest	393	456	792	956
Dividends	48	71	108	145
Total interest income	6,923	8,062	13,748	16,265

INTEREST EXPENSE
Interest on deposits	2,019	3,072	4,090	6,532
Interest on securities sold under agreements to repurchase	187	438	349	925
Interest on short term borrowings	—	—	1	—
Interest on long term debt	847	647	1,644	1,070
Total interest expense	3,053	4,157	6,084	8,527
Net interest income	3,870	3,905	7,664	7,738

Provision for loan losses	365	315	700	524

Net interest income after provision for loan losses	3,505	3,590	6,964	7,214

NONINTEREST INCOME
Service charges and fees	520	599	1,039	1,092
Mortgage banking activities	69	59	193	97
Investment and trust services fees	606	572	1,191	1,129
Increase in cash surrender value of life insurance	141	98	279	194
Other	11	44	26	32
Securities gains (losses), net	201	(3)	365	—
Total noninterest income	1,548	1,369	3,093	2,544

NONINTEREST EXPENSE
Salaries and benefits	1,710	1,663	3,530	3,307
Net occupancy expense	213	186	398	378
Furniture and equipment expense	168	160	322	337
Advertising	185	178	286	301
Legal & professional fees	127	81	208	174
Data processing	244	249	505	484
Pennsylvania bank shares tax	107	101	212	202
Other	570	630	1,147	1,223
Total noninterest expense	3,324	3,248	6,608	6,406

Income before Federal income taxes	1,729	1,711	3,449	3,352

Federal income tax expense	308	339	610	646
Net income	$1,421	$1,372	$2,839	$2,706

Basic earnings per share	$0.53	$0.51	$1.07	$1.01
Weighted average shares outstanding (000’s)	2,675	2,679	2,665	2,687

Diluted earnings per share	$0.53	$0.50	$1.06	$0.99
Weighted average shares outstanding (000’s)	2,679	2,722	2,680	2,729

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Changes in Shareholders' Equity

for the six months ended June 30, 2002 and 2001

(unaudited)

(Dollars in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Total

Balance at December 31, 2000	$3,045	$19,797	$25,522	$343	$(5,506)	$43,201

Comprehensive income:
Net income	—	—	2,706	—	—	2,706
Unrealized gain on securities, net of reclassification adjustments	—	—	—	831	—	831
Unrealized gain on hedging actvities, net of reclassification adjustments	—	—	—	(26)	—	(26)
Total Comprehensive income						3,511

Cash dividends declared, $.42 per share	—	—	(1,150)	—	—	(1,150)
Common stock issued under stock option plans	—	(9)	—	—	44	35
Acquisition of 35,575 shares of treasury stock	—	—	—	—	(603)	(603)
Balance at June 30, 2001	$3,045	$19,788	$27,078	$1,148	$(6,065)	$44,994

Balance at December 31, 2001	$3,045	$19,746	$28,769	$224	$(6,519)	$45,265

Comprehensive income:
Net income	—	—	2,839	—	—	2,839
Unrealized gain on securities, net of reclassification adjustments	—	—	—	1,137	—	1,137
Unrealized gain on hedging actvities, net of reclassification adjustments				(175)		(175)
Total Comprehensive income						3,801

Cash dividends declared, $.71 per share	—	—	(1,909)	—	—	(1,909)
Common stock issued under stock option plans	—	4	—	—	38	42
Acquisition of 35,936 shares of treasury stock	—	—	—	—	(894)	(894)
Balance at June 30, 2002	$3,045	$19,750	$29,699	$1,186	$(7,375)	$46,305

The accompanying notes are an integral part of these financial statements.

 CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	For the Six Months Ended June 30
	2002	2001
Cash flows from operating activities:
Net Income	$2,839	$2,706
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	471	480
Net accretion of securities premiums and discounts	(20)	(28)
Provision for loan losses	700	524
Securities gains, net	(365)	—
Mortgage loans originated for sale	(12,165)	(15,528)
Proceeds from sale of mortgage loans	12,309	15,578
Gain on sales of mortgage loans	(144)	(50)
Proceeds from sale of credit card loan portfolio	—	1,435
Gain on sale of credit card loan portfolio	—	(70)
Increase in cash surrender value of life insurance	(279)	(194)
(Increase) decrease in interest receivable and other assets	(463)	135
Decrease in interest payable and other liabilities	(930)	(23)
Other, net	—	48
Net cash provided by operating activities	1,953	5,013

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	2,219	7,291
Proceeds from maturities of investment securities available for sale	18,627	30,015
Purchase of investment securities available for sale	(29,301)	(41,837)
Net increase in loans	(7,820)	(3,791)
Capital expenditures	(881)	(1,216)
Net cash used in investing activities	(17,156)	(9,538)

Cash flows from financing activities:
Net increase in demand deposits, NOW accounts and savings accounts	9,637	2,454
Net increase (decrease) in certificates of deposit	1,602	(7,252)
Net increase in short term borrowings	12,714	11,489
Long term debt advances	10,350	19,378
Long term debt payments	(439)	(1,674)
Dividends paid	(1,909)	(1,150)
Common stock issued under stock option plans	42	35
Purchase of treasury shares	(894)	(603)
Net cash provided by financing activities	31,103	22,677

Increase in cash and cash equivalents	15,900	18,152

Cash and cash equivalents as of January 1	16,539	17,768

Cash and cash equivalents as of June 30	$32,439	$35,920

The accompanying notes are an integral part of these statements.

FRANKLIN FINANCIAL SERVICES CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Basis of Presentation

                The consolidated balance sheets as of June 30, 2002 and December 31, 2001, the consolidated statements of income for the three and six month periods ended June 30, 2002 and 2001, the consolidated statements of changes in shareholders’ equity for the six months ended June 30, 2001 and June 30, 2002 and the consolidated statements of cash flows for the six month periods ended June 30, 2002 and 2001 have been prepared by the Corporation, without audit where indicated.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made.

                The consolidated financial statements include the accounts of Franklin Financial Services Corporation (the Corporation), and its wholly-owned subsidiary, Farmers and Merchants Trust Company of Chambersburg (the Bank) and the Bank’s wholly-owned subsidiary, Franklin Realty Services Corporation.  All significant intercompany transactions and account balances have been eliminated.

                Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Corporation’s 2001 Annual Report.  The results of operations for the period ended June 30, 2002, are not necessarily indicative of the operating results for the full year.

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

                Earnings per share is computed based on the weighted average number of shares outstanding during each period, adjusted retroactively for stock splits and dividends, if any.  A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

	For the quarter ended June 30
	2002	2001
(Amounts in thousands)
Weighted average shares outstanding (basic)	2,675	2,679

Impact of common stock equivalents, primarily stock options	4	43

Weighted average shares outstanding (diluted)	2,679	2,722

	For the six months ended June 30
	2002	2001
(Amounts in thousands)
Weighted average shares outstanding (basic)	2,665	2,687

impact of common stock equivalents, primarily stock options	15	42

Weighted average shares outstanding (diluted)	2,680	2,729

Note 2. Capital Adequacy

Quantitative measures established by regulation to ensure capital adequacy require financial institutions to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets.  The Capital ratios of the Corporation and its bank subsidiary are as follows:

	As of June 30, 2002 (unaudited)
	Actual		Minimum Capital Required		Capital Required To Be Considered Well Capitalized
(Amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to Risk Weighted Assets)
Corporation	$48,670	12.60%	$30,897	8.00%	N/A
Bank	42,681	11.22%	30,425	8.00%	$38,031	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Corporation	$44,083	11.41%	$15,449	4.00%	N/A
Bank	38,248	10.06%	15,213	4.00%	$22,819	6.00%

Tier 1 Capital (to Average Assets)
Corporation	$44,083	8.42%	$20,993	4.00%	N/A
Bank	38,248	7.38%	20,744	4.00%	$25,930	5.00%

NOTE 3 - Stock Repurchase Program

On March 7, 2002, the Board of Directors authorized the repurchase of up to 50,000 shares of the Corporation’s $1.00 par value common stock.  The repurchases are authorized to be made from time to time during the next 12 months in open market or privately negotiated transactions.  The repurchased shares will be held as treasury shares available for issuance in connection with future stock dividends and stock splits, employee benefit plans, executive compensation plans, and for issuance under the Dividend Reinvestment Plan and other corporate purposes.  During the first six months ended June 30, 2002, 35,936 shares of the Corporation’s common stock were repurchased at a cost of approximately $894,000.

NOTE 4 - Comprehensive Income

The components of other comprehensive income are as follows:

	Three months ended June 30		Six months ended June 30
(Amounts in thousands)	2002	2001	2002	2001
Investment Securities:
Unrealized holding gains (losses) arising during the period	$1,462	$(129)	$2,088	$1,258
Reclassification adjustments for (gains) losses included in net income	(201)	3	(365)	—

Cash-flow Hedges
Unrealized holding gains (losses) arising during the period	(763)	(43)	(597)	(68)
Reclassification adjustments for (gains) losses included in net income	167	25	332	29
Other comprehensive income (loss)	665	(144)	1,458	1,219
Tax effect	(226)	49	(496)	(414)
Other comprehensive income (loss),net of tax	$439	$(95)	$962	$805

NOTE 5 - Recent Accounting Pronouncements

In June of 2001, the Financial Accounting Standards Board issued Statement No. 142, “Goodwill and Other Intangible Assets.”  Statement No. 142 prescribes that goodwill associated with a business combination and intangible assets with an indefinite useful life should not be amortized but should be tested for impairment at least annually.  The Statement requires intangibles that are separable from goodwill and that have a determinable useful life to be amortized over the determinable useful life.  The provisions of this Statement became effective for the Corporation in January of 2002.  Amortization expense related to a customer list was

$46,000 and $93,000 for each of the three and six-month periods ended June 30, 2002 and 2001, respectively.

In July 2001, the Financial Accounting Standards Board issued Statement No. 143, “Accounting for Asset Retirement Obligations,” which addresses the financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  This Statement will become effective for the Corporation on January 1, 2003, but is not expected to have a significant impact on the financial condition or results of operations.

Management’s Discussion and Analysis of

Results of Operations and Financial Condition

for the Three and Six Month Periods

Ended June 30, 2002 and 2001

Part 1, Item 2

Forward Looking Statements

Certain statements appearing herein which are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements refer to a future period or periods, reflecting management’s current views as to likely future developments, and use words “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” or similar terms.  Because forward-looking statements involve certain risks, uncertainties and other factors over which the Corporation has no direct control, actual results could differ materially from those contemplated in such statements.  These factors include (but are not limited to) the following: general economic conditions, changes in interest rates, changes in the Corporation’s cost of funds, changes in government monetary policy, changes in government regulation and taxation of financial institutions, changes in the rate of inflation, changes in technology, the intensification of competition within the Corporation’s market area, and other similar factors.

Critical Accounting Policies

Disclosure of the Corporation’s significant accounting policies is included in Note 1 of the 2001 Annual Report.  Certain of these policies are particularly sensitive requiring significant judgments, estimates and assumptions to be made by management.  The allowance for loan losses is one of the critical accounting policies.

Management in determining the allowance for loan losses makes significant estimates.  Consideration is given to a variety of factors in establishing this estimate.  In estimating the allowance for loan losses, management considers current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, borrowers’ perceived financial and managerial strengths, the adequacy of the underlying collateral, if collateral dependent, or present value of future cash flows and other relevant factors.

Results of Operations

The Corporation reported earnings for the second quarter and six months ended June 30, 2002, totaling $1,421,000 and $2,839,000, respectively, representing increases of 3.5% and 4.9%, respectively, over the same periods in 2001.  Basic earnings per share for the second quarter and six months ended June 30, 2002 were $.53 and $1.07, respectively, versus $.51 and $1.01, respectively, for the same periods one year earlier.  Diluted earnings per share were $.53 and $1.06 for the quarter and six months, respectively, ended June 30, 2002 compared to $.50 and $.99 respectively, for the same periods in 2001.  Per share earnings are weighted to reflect the impact of the Corporation’s stock repurchase program.  Book value per share at June 30, 2002 equaled $17.32 versus $16.51 at June 30, 2001.

The Corporation’s annualized return on average assets (ROA) and return on average equity (ROE) for the first six months of 2002 were 1.08% and 12.23%, respectively, compared to 1.11% and 12.18%, respectively, for the first six months of 2001.

Net Interest Income

Net interest income for the second quarter of 2002 was essentially flat at $3.87 million compared to $ 3.90 million for the second quarter of 2001, primarily a result of the lower interest rate environment after September 11, 2001.  Interest income decreased $1.139 million to $6.923 for the quarter, outpacing the $1.104 million decrease in interest expense to $3.053 million for the second quarter of 2002 as compared to the second quarter of 2001.

Net interest income for the first six months of 2002 was also flat at $7.664 million when compared to the first six months of 2001 at $7.738 million. In addition to the low interest rate environment mentioned above, changes in the mix of the Corporation’s earning assets have also negatively impacted net interest income.  Despite the growth in earning assets, net interest income is expected to remain flat in 2002 versus 2001.

Provision for loan losses

The Corporation charged $365,000 and $700,000 against earnings for loan losses for the three and six months periods ended June 30, 2002, respectively, compared to $315,000 and $524,000 for the same periods in 2001.  An increase in loans charged off and loan growth in 2002 accounted for the higher provision expense for the periods. For more information concerning nonperforming loans refer to the Loan Quality discussion.

Noninterest Income

Total noninterest income for the second quarter ended June 30, 2002, excluding net securities gains, decreased $25,000 to $1.347 million as compared to $1.372 million for the second quarter of 2001.  Contributing factors to this decrease were a $79,000 reduction in service charges and fees and $33,000 less in other income. Partially offsetting these descreases were increases of $10,000 in secondary market mortgage banking activities, $34,000 in investment and trust services fees and $43,000 more in tax-free income from bank-owned life insurance (BOLI).  Lower fees generated from diminished mortgage origination activities and outsourced official checks during the second quarter of 2002 were partially offset by higher commercial deposit fees, debit card and point of sale fees and accounted for the lower service charges and fees.  Increases in trust and investment services came primarily from commissions generated from insurance and investment sales through the Personal Investment Center.  Additional BOLI purchase in July of 2001 was responsible for the increase in this line item.  The Corporation realized $201,000 in net securities gains for the second quarter of 2002 as compared to a net loss of $3,000 for the same quarter in 2001.

Total noninterest income, excluding securities gains, for the six months ended June 30, 2002, increased $184,000, or 7.2% to $2.728 million versus $2.544 million for the six months ended June 30, 2001.  For the six months ended June 30, 2002, revenues generated from secondary market mortgage banking activities were $96,000 higher, revenues generated from investment and trust services were $62,000 higher and tax-free income generated from BOLI was $85,000 higher.  The increase in investment and trust services revenues came primarily from commissions from the sale of insurance and investment products through the Personal Investment Center; higher income from BOLI was due to the purchase of additional BOLI in July of 2001.  Partially offsetting these increases to noninterest income was a $59,000 reduction in service charges and frees and other income.  Higher deposit fees, debit card and point of sale income and other miscellaneous fees (up $46,000) and a move to net gains on foreclosed assets from net losses on foreclosed assets (a swing of $54,000) were more than offset by lower fees generated from diminished mortgage origination activities (down $61,000) and from outsourced official checks (down $28,000).  Another factor contributing to lower other income was a decrease of $70,000 relating to a net gain recognized in the second quarter of 2001 relating to the sale of the Bank’s credit card portfolio.

For the six months ended June 30, 2002, noninterest income, excluding net securities gains, represented 26.3% of total six-month revenues compared to 24.7% for the six-month period ended June 30, 2001.  The implementation of a noncustomer ATM access fee, higher debit card usage and more income generated from a larger investment in BOLI contributed to the improved ratio of noninterest income to total revenues.

Noninterest Expense

Total noninterest expense for the second quarter ended June 30, 2002 increased $76,000 to $3.324 million from $3.248 million for the second quarter of 2001.  Expense categories recording the largest variances to the second quarter of 2001 were salaries and benefits expense, net occupancy expense, legal and professional fees and other expense. Contributing to this net increase was a 3.8% increase in salaries and commissions expense that was partially offset by lower benefit costs during the quarter; additional depreciation expense related to the recently occupied main office addition; higher legal fees in the quarter related to regulatory compliance issues and general business issues and a reduction in other expense for the quarter.

Total noninterest expense for the six months ended June 30, 2002, increased $202,000, or 3.15%, to $6.608 million from $6.406 million for the same period ended June 30, 2001.  Salaries and benefits represented the largest increase at $223,000, or 6.74%, to $3.530 million for the first six months of 2002.  Salary expense accounted for approximately $123,000 of the increase with $100,000 attributable to benefits expense.  Legal and professional fees rose $34,000, or 19.5%, to $208,000 for the six months ended June 30, 2002, with legal fees accounting for most of that increase.  Legal fees relating to regulatory compliance issues were largely responsible for this increase.  Other expense decreased a net $76,000 with the larger decreases occurring in supplies, real estate foreclosure expense and business entertainment expense.

Federal income tax expense for the second quarter and six months ended June 30, 2002 totaled $308,000 and $610,000, respectively, as compared to $339,000 and $646,000, respectively, for the second quarter and six months ended June 30, 2001.  The Corporation’s effective tax rate for the six months ended June 30, 2002, was 17.7% compared to 19.3% for the six months ended June 30, 2001. The decline in the effective tax rate was attributable to higher levels of tax-free income from bank-owned life insurance.  All taxable income for the Corporation is taxed at a rate of 34%.

Financial Condition

Total assets reached $533.66 million at June 30, 2002 from $498.85 million at December 31, 2001, an increase of $34.8 million, or, 6.9%.  Asset growth came primarily from interest bearing deposits in other banks, investment securities and loans and was funded through increases in deposits, securities sold under agreements to repurchase (Repos) and additional long-term debt.  Interest bearing deposits in other banks grew $18.6 million to $20.7 million at June 30, 2002 from $2.1 million at December 31, 2002 and represents overnight lending to these banks.  Investment securities increased $10.6 million , or 7.1%, to $158.5 million at June 30, 2002, while loans recorded an increase of $6.9 million, or 2.28%, to $313.5 million.  Loan growth for the first quarter came from the commercial arena.

Total deposits and Repos grew  $26.1 million, or 6.6%, to $422.4 million at June 30, 2002, from $396.3 million at December 31, 2001. More than half, or $14.8 million, of the deposit and Repo growth came from Repos.  Long-term debt from the Federal Home Loan Bank of Pittsburgh increased $9.9 million to $60.2 million at June 30, 2002, from $50.4 million at December 31,2001.  This increase was used to match fund several large fixed-rate loans originated during the period.

Total shareholders’ equity recorded an increase of $1.0 million to $46.3 million at June 30, 2002 from $45.3 million at year-end 2001.  Cash dividends declared in the first six months reduced shareholder’s equity by $1.9 million and included a special cash dividend paid to shareholders in the second quarter. In addition, stock repurchases during the six-month period reduced shareholders’ equity by approximately $894,000.

Capital adequacy is currently defined by regulatory agencies through the use of several minimum required ratios.  At June 30, 2002, the Corporation was well capitalized as defined by the banking regulatory agencies.  The Corporation’s leverage ratio, Tier I and Tier II risk-based capital ratios at June 30, 2002 were 8.42%, 11.41%, and 12.60%, respectively.  For more information on capital ratios refer to Note 2 of the accompanying financial statements.

Asset Quality

Net charge-offs for the second quarter and six months ended June 30, 2002, totaled $131,000 and $409,000, respectively, compared to $127,000 and $256,000 for the second quarter and six months, respectively, of 2001. Commercial and industrial loans accounted for 85% of the first six months 2002 charge-offs compared to 32% for the first six months of 2001. The ratio of annualized net charge-offs to average loans was .27% for the six months ended June 30, 2002 compared to .43% at December 31, 2001.

Nonperforming loans stayed constant at  $2.86 million at June 30, 2002 compared to $2.85 million at December 31, 2001. Included in nonperforming loans at June 30, 2002, were nonaccrual loans totaling $1.1 million and loans past due 90 days or more totaling $1.7 compared to $1.9 and $.95 million, respectively at December 31, 2001.  The Corporation held other real estate (ORE) totaling $1.4 million at June 30, 2002 compared to $1.2 million at December 31, 2001.  Nonperforming assets represented  ..80% of total assets at June 30, 2002 compared to .82% at December 31, 2001.

The allowance for loan losses totaled $4.3 million at June 30, 2002, compared to $4.0 million at December 31, 2001.  The allowance represents 1.38% and 1.34%, of total loans at June 30, 2002 and December 31, 2001, respectively.  The allowance provided coverage for nonperforming loans at a rate of approximately 1.5 times at June 30, 2002.  Based on its ongoing analysis, management believes that the allowance is adequate at June 30, 2002.

Local economy

Six months into 2002 the Franklin County economy appears to be stable.  The latest statistics released by the Pennsylvania Department of Labor and Industry showed that Franklin County’s jobless rate was 4.5% in June, 4.7% in May and 4.2% in April.  The latest rates show little change from May 2001 when 4.8% of workers in Franklin County were unemployed. For the past three years the County’s unemployment rate has stayed within a range of 3.5% to 5.5%.  Franklin County’s unemployment rate compares favorably with the state (5.5%) and nation (5.5%).

Liquidity

The Corporation’s liquidity ratio (net cash, short-term and marketable assets divided by net deposits and short-term liabilities) was 36.0% at June 30, 2002. The Corporation has the ability to borrow funds from the Federal Home Loan Bank of Pittsburgh (FHLB), if necessary, to enhance its liquidity position.  At June 30, 2002, the funding available to the Corporation with FHLB is approximately  $ 70 million. In addition to the funding available through FHLB, the Corporation also has unpledged and available-for-sale investment securities with a June 30, 2002 market value of approximately $65.2 million.  These securities could be used for liquidity purposes.  Management believes that liquidity is adequate to meet the borrowing and deposit needs of its customers.

Part I, Item 3

Qualitative and Quantitative Disclosures about Market Risk

There were no material changes in the Corporation’s exposure to market risk during the second quarter and six months ended June 30, 2002.  For more information on market rate risk refer to the Corporation’s 2001 10-K.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

None

Item 2.   Changes in Securities and Use of Proceeds

None

Item 3.   Defaults by the Company on its Senior Securities

None

Item 4.   Submission of Matters to a Vote of Security Holders

The 2002 Annual Meeting of Shareholders (the “Meeting”) of the Corporation was held on April 23, 2002.  The Meeting was held for the following purposes:

1.  Election of Directors.    To elect five Class A directors to hold office for 3 years from the date of election and until their successors are elected and qualified.

There was no solicitation in opposition to the nominees of the Board of Directors for election to the Board.  All nominees of the Board of Directors were elected.  The number of votes cast for as well as the number of votes withheld for each of the nominees for election to the Board of Directors, were as follows:

Nominee	Votes For	Votes Withheld
G. Warren Elliott	1,855,336.0836	20,079.6523
Dennis W. Good, Jr.	1,862,791.8971	12,623.8388
William E. Snell, Jr.	1,843,094.6135	32,321.1224
Martha B. Walker	1,844,840.7063	30,575.0296
Robert G. Zullinger	1,861,840.6372	13,575.0987

2.               Incentive Stock Option Plan of 2002.  To consider and vote upon a proposal to approve the Incentive Stock Option plan of 2002.

There was no solicitation in opposition to the Incentive Stock Option Plan of 2002.  The number of votes cast for as well as the number of votes against and abstained were as follows:

For	Against	Abstentions
1,476,194.4018	98,446.4349	68,605.8992

Item 5.   Other Information

None

Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits

Exhibit 3.2 – Bylaws

Exhibit 10 – Incentive Stock Option Plan

Exhibit 99.1 to Franklin Financial Registration Statement on Form S-8 (No. 333-90348) and incorporated herein by reference.

Exhibit 99.1 – Financial Statement Certification

(b)   Reports on Form 8-K

There was a report filed on Form 8-K on April 23, 2002 related to the election of Charles M. Sioberg as Vice Chairman of the Board upon his designation as the successor to Robert G. Zullinger as Chairman of the Board in December 2002.  Mr. Zullinger will retire from the Board at year-end 2002 upon reaching the Corporation’s mandatory retirement age.

FRANKLIN FINANCIAL SERVICES CORPORATION

and SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Franklin Financial Services Corporation

August 8, 2002	/s/ William E. Snell, Jr.
William E. Snell Jr.
President and Chief Executive Officer

August 8, 2002	/s/ Elaine G. Meyers
Elaine G. Meyers
Treasurer and Chief Financial Officer