Form 10-Q
period 2002-09-30
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2002-11-08
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

There were 2,680,218 outstanding shares of the Registrant’s common stock as of November 1, 2002.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	September 30 2002	December 31 2001
	(Unaudited)

ASSETS

Cash and due from banks	$15,369	$14,431
Interest bearing deposits in other banks and fed funds sold	17,745	2,108
Total cash and cash equivalents	33,114	16,539
Investment securities available for sale	166,459	147,942
Loans	314,513	306,574
Allowance for loan losses	(4,338)	(4,051)
Net Loans	310,175	302,523
Premises and equipment, net	9,899	9,335
Other assets	23,717	22,508
Total Assets	$543,364	$498,847

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand (non-interest bearing)	$62,191	$47,259
Savings and Interest checking	196,489	186,865
Time	121,305	119,919
Total Deposits	379,985	354,043

Securities sold under agreements to repurchase	49,997	42,263
Short term borrowings	—	2,100
Long term debt	59,866	50,362
Other liabilities	6,532	4,814
Total Liabilities	496,380	453,582

Shareholders’ equity:
Common stock $1 par value per share, 15,000 shares authorized with 3,045 shares issued and 2,680 and 2,708 shares outstanding at September 30, 2002 and December 31, 2001, respectively.	3,045	3,045
Capital stock without par value, 5,000 shares authorized with no shares issued or outstanding	—	—
Additional paid in capital	19,761	19,746
Retained earnings	30,268	28,769
Accumulated other comprehensive income	1,166	224
Treasury stock, 365 shares and 337 shares at cost at September 30, 2002 and December 31, 2001, respectively	(7,256)	(6,519)

Total shareholders’ equity	46,984	45,265

Total Liabilities and Shareholders’ Equity	$543,364	$498,847

The accompanying notes are an integral part of these financial statements

 CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

(unaudited)

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2002	2001	2002	2001

INTEREST INCOME
Interest and fees on loans	$5,288	$5,895	$15,987	$18,164
Interest on deposits in other banks	49	187	119	576
Interest on fed funds sold	39	23	63	23
Interest and dividends on investments:
Taxable interest	1,063	1,214	3,119	3,720
Tax exempt interest	394	431	1,186	1,387
Dividends	61	61	169	207
Total interest income	6,894	7,811	20,643	24,077

INTEREST EXPENSE
Interest on deposits	1,929	2,912	6,018	9,444
Interest on securities sold under agreements to repurchase	197	396	546	1,321
Interest on short term borrowings	—	—	1	—
Interest on long term debt	849	679	2,494	1,748
Total interest expense	2,975	3,987	9,059	12,513
Net interest income	3,919	3,824	11,584	11,564

Provision for loan losses	195	359	895	883

Net interest income after provision for loan losses	3,724	3,465	10,689	10,681

NONINTEREST INCOME
Service charges and fees	645	564	1,684	1,657
Mortgage banking activities	(225)	75	(32)	171
Investment and trust services fees	581	519	1,772	1,648
Increase in cash surrender value of life insurance	137	126	416	320
Other	11	9	36	41
Securities gains, net	—	131	365	131
Total noninterest income	1,149	1,424	4,241	3,968

NONINTEREST EXPENSE
Salaries and benefits	1,741	1,660	5,270	4,967
Net occupancy expense	230	178	628	555
Furniture and equipment expense	160	153	481	491
Advertising	209	124	495	425
Legal & professional fees	127	139	335	313
Data processing	251	213	756	697
Pennsylvania bank shares tax	107	101	319	302
Other	627	633	1,776	1,860
Total noninterest expense	3,452	3,201	10,060	9,610

Income before Federal income taxes	1,421	1,688	4,870	5,039

Federal income tax expense	210	278	820	923
Net income	$1,211	$1,410	$4,050	$4,116

Basic earnings per share	$0.45	$0.53	$1.52	$1.53
Weighted average shares outstanding	2,675	2,681	2,668	2,684

Diluted earnings per share	$0.45	$0.51	$1.51	$1.50
Weighted average shares outstanding	2,680	2,748	2,680	2,742

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

for the nine months ended  September 30, 2002 and 2001

(unaudited)

(Dollars in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Total

Balance at December 31, 2000	$3,045	$19,797	$25,522	$343	$(5,506)	$43,201

Comprehensive income:
Net income	—	—	4,116	—	—	4,116
Unrealized gain on securities, net of reclassification adjustments	—	—	—	1,542	—	1,542
Unrealized loss on hedging actvities, net of reclassification adjustments	—	—	—	(718)	—	(718)
Total Comprehensive income						4,940

Cash dividends declared, $.64 per share	—	—	(1,749)	—	—	(1,749)
Common stock issued under stock option plans	—	(52)	—	—	255	203
Acquisition of 48,182 shares of treasury stock	—	—	—	—	(904)	(904)
Balance at September 30, 2001	$3,045	$19,745	$27,889	$1,167	$(6,155)	$45,691

Balance at December 31, 2001	$3,045	$19,746	$28,769	$224	$(6,519)	$45,265

Comprehensive income:
Net income	—	—	4,050	—	—	4,050
Unrealized gain on securities, net of reclassification adjustments	—	—	—	1,685	—	1,685
Unrealized gain on hedging actvities, net of reclassification adjustments				(743)		(743)
Total Comprehensive income						4,992

Cash dividends declared, $.95 per share	—	—	(2,551)	—	—	(2,551)
Common stock issued under stock option plans	—	15	—	—	157	172
Acquisition of 35,936 shares of treasury stock	—	—	—	—	(894)	(894)
Balance at September 30, 2002	$3,045	$19,761	$30,268	$1,166	$(7,256)	$46,984

The accompanying notes are an integral part of these financial statements.

 CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	For the Nine Months Ended September 30
	2002	2001
Cash flows from operating activities:
Net Income	$4,050	$4,116
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	732	764
Net amortization (accretion) of securities premiums and discounts	26	(14)
Provision for loan losses	895	883
Securities gains, net	(365)	(131)
Mortgage loans originated for sale	(18,962)	(25,845)
Proceeds from sale of mortgage loans	19,193	25,968
Gain on sales of mortgage loans	(231)	(123)
Proceeds from sale of credit card loan portfolio	—	1,435
Gain on sale of credit card loan portfolio	—	(71)
Increase in cash surrender value of life insurance	(416)	(320)
Decrease in interest receivable and other assets	42	462
(Decrease) increase in interest payable and other liabilities	(295)	490
Other, net	10	121
Net cash provided by operating activities	4,679	7,735

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	2,219	7,668
Proceeds from maturities of investment securities available for sale	30,918	42,131
Purchase of investment securities available for sale	(48,760)	(64,573)
Net increase in loans	(9,119)	(14,081)
Purchase of equity method investment	—	(1,188)
Purchase of bank owned life insurance	—	(2,670)
Proceed from sale of other assets	—	3
Capital expenditures	(1,156)	(2,210)
Net cash used in investing activities	(25,898)	(34,920)

Cash flows from financing activities:
Net increase in demand deposits, NOW accounts and savings accounts	24,556	7,711
Net increase (decrease) in certificates of deposit	1,386	(9,162)
Net increase in short term borrowings	5,634	11,763
Long term debt advances	10,350	19,378
Long term debt payments	(846)	(1,739)
Dividends paid	(2,551)	(1,749)
Common stock issued under stock option plans	159	203
Purchase of treasury shares	(894)	(904)
Net cash provided by financing activities	37,794	25,501

Increase (decrease) in cash and cash equivalents	16,575	(1,684)

Cash and cash equivalents as of January 1	16,539	17,768

Cash and cash equivalents as of September 30	$33,114	$16,084

The accompanying notes are an integral part of these statements.

FRANKLIN FINANCIAL SERVICES CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Basis of Presentation

The consolidated balance sheets as of September 30, 2002 and December 31, 2001, the consolidated statements of income for the three-month and nine-month periods ended September 30, 2002 and 2001, the consolidated statements of changes in shareholders’ equity for the nine-month periods ended September 30, 2002 and 2001 and the consolidated statements of cash flows for the nine-month periods ended September 30, 2002 and 2001 have been prepared by the Corporation, without audit where indicated.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2002, and for all periods presented have been made.

The consolidated financial statements include the accounts of Franklin Financial Services Corporation (the Corporation), and its wholly-owned subsidiary Farmers and Merchants Trust Company of Chambersburg (the Bank) and the Bank’s wholly owned subsidiary, Franklin Realty Services Corporation.  All significant intercompany transactions and account balances have been eliminated.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Corporation’s 2001 Annual Report.  The results of operations for the period ended September 30, 2002, are not necessarily indicative of the operating results for the full year.

Earnings per share is computed based on the weighted average number of shares outstanding during each quarter, adjusted retroactively for stock splits and stock dividends.  A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

	For the quarter ended September 30

	2002	2001
(Amounts in thousands)
Weighted average shares outstanding (basic)	2,675	2,681

Impact of common stock equivalents, primarily stock options	5	67

Weighted average shares outstanding (diluted)	2,680	2,748

	For the nine months ended September 30
	2002	2001
(Amounts in thousands)

Weighted average shares outstanding (basic)

2,668

2,684

Impact of common stock equivalents, primarily stock options	12	58

Weighted average shares outstanding (diluted)	2,680	2,742

Note 2 – Capital Adequacy

	As of September 30, 2002 (unaudited)
	Actual		Minimum Capital Required		Capital Required To Be Considered Well Capitalized
(Amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to Risk Weighted Assets)
Corporation	$49,223	12.66%	$31,099	8.00%	N/A
Bank	43,375	11.33%	30,635	8.00%	$38,293	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Corporation	$44,811	11.53%	$15,550	4.00%	N/A
Bank	38,963	10.17%	15,317	4.00%	$22,976	6.00%

Tier 1 Capital (to Average Assets)
Corporation	$44,083	8.44%	$21,248	4.00%	N/A
Bank	38,963	7.40%	21,047	4.00%	$26,309	5.00%

NOTE 3 – Stock Repurchase Program

On March 7, 2002, the Board of Directors authorized the repurchase of up to 50,000 shares of the Corporation’s $1.00 par value common stock.  The repurchases are authorized to be made from time to time during the next 12 months in open market or privately negotiated transactions.  The repurchased shares will be held as treasury shares available for issuance in connection with future stock dividends and stock splits, employee benefit plans, executive compensation plans, and for issuance under the Dividend Reinvestment Plan and other corporate purposes.  During the nine months ended September 30, 2002, 35,936 shares of the Corporation’s common stock were repurchased at a cost of approximately $894,000.

NOTE 4 – Comprehensive Income

The components of other comprehensive income are as follows:

	Three months ended September 30		Nine months ended September 30
(Amounts in thousands)	2002	2001	2002	2001
Investment Securities:
Unrealized holding gains arising during the period	$830	$1,207	$2,918	$2,465
Reclassification adjustments for (gains) included in net income	—	(131)	(365)	(131)

Cash-flow Hedges:
Unrealized holding losses arising during the period	(1,033)	(1,131)	(1,631)	(1,201)
Reclassification adjustments for losses included in net income	173	84	506	116
Other comprehensive income (loss)	(30)	29	1,428	1,249
Tax effect	10	(10)	(486)	(425)
Other comprehensive income (loss), net of tax	$(20)	$19	$942	$824

NOTE 5 – Recent Accounting Pronouncements

In June of 2001, the Financial Accounting Standards Board issued Statement No. 142, “Goodwill and Other Intangible Assets.“  Statement No. 142 prescribes that goodwill associated with a business combination and intangible assets with an indefinite useful life should not be amortized but should be tested for impairment at least annually.  The Statement requires intangibles that are separable from goodwill and that have a determinable useful life to be amortized over the determinable useful life.  The provisions of this Statement became effective for the Corporation in January of 2002.  Amortization expense related to a customer list was

$46,000 and $139,000 for each of the three and nine-month periods, respectively, ended September 30, 2002.  Customer list amortization expense for the three and nine month periods ended September 30, 2001, were $97,000 and $190,000, respectively.

In July 2001, the Financial Accounting Standards Board issued Statement No. 143, “Accounting for Asset Retirement Obligations,“ which addresses the financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  This Statement will become effective for the Corporation on January 1, 2003, but is not expected to have a significant impact on the financial condition or results of operations.

In April 2002, the Financial Accounting Standards Board issued Statement No. 145, “Rescission of Statements No. 4, 44 and 64, Amendment of Statement No. 13.“  This statement requires that debt extinguishment no longer be classified as an extraordinary item since debt extinguishment has become a risk management strategy for many companies.  It also eliminates the inconsistent accounting treatment for sale-leaseback transactions and certain lease modifications that have economic effects similar to sale-leaseback transactions.  This statement became effective May 15, 2002 and did not have a significant impact on the Corporation’s financial condition or results of operations.

In June 2002, the Financial Accounting Standards Board issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,“ which nullifies EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring).“  This statement delays recognition of these costs until liabilities are incurred and requires fair value measurement.  It does not impact the recognition of long-lived assets.  The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2002 and are not expected to have a significant impact on the Corporation’s financial condition or results of operations.

In October 2002, the Financial Accounting Standards Board issued Statement No. 147, “Acquisitions of Certain Financial Institutions.“  This statement provides guidance on accounting for the acquisition of a financial institution, including the acquisition of part of a financial institution.  The statement defines criteria for determining whether the acquired financial institution meets the conditions for a “business combination.“  If the acquisition meets the conditions of a “business combination,“ the specialized accounting guidance under Statement No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions“ will no longer apply after September 30, 2002 and the amount of the unidentifiable intangible asset will be reclassified to goodwill upon adoption of Statement No. 147.  The transition provisions were effective on October 1, 2002 and did not have an impact on the Corporation’s financial condition or results of operations.

Management’s Discussion and Analysis of

Results of Operations and Financial Condition

for the Three and Nine Month Periods

Ended September 30, 2002 and 2001

Part 1, Item 2

Forward Looking Statement

Certain statements appearing herein which are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements refer to a future period or periods, reflecting management’s current views as to likely future developments, and use words “may,“ “will,“ “expect,“ “believe,“ “estimate,“ “anticipate,“ or similar terms.  Because forward-looking statements involve certain risks, uncertainties and other factors over which the Corporation has no direct control, actual results could differ materially from those contemplated in such statements.  These factors include (but are not limited to) the following: general economic conditions, changes in interest rates, changes in the Corporation’s cost of funds, changes in government monetary policy, changes in government regulation and taxation of financial institutions, changes in the rate of inflation, changes in technology, the intensification of competition within the Corporation’s market area, and other similar factors.

Critical Accounting Policies

Disclosure of the Corporation’s significant accounting policies is included in Note 1 of the 2001 Annual Report.  Certain of these policies are particularly sensitive requiring significant judgments, estimates and assumptions to be made by management.  The allowance for loan losses and the carrying of mortgage servicing rights are two of the critical accounting policies which require significant management judgement.

The Corporation capitalizes mortgage servicing rights for those mortgages that are sold in the secondary market and on which the servicing rights have been retained by the Corporation.  Mortgage servicing rights are evaluated on a regular basis for impairment.  Mortgage servicing rights are deemed to be impaired when the fair value of the servicing rights is less than the amortized cost of the asset. If impaired, the Corporation writes down the value of the asset.  Management makes significant estimates when determining the fair value of the servicing rights.  These estimates include future interest rates and mortgage prepayment speeds.  In the quarter ended September 30, 2002, mortgage rates reached a 40-year low.  At September 30, 2002, the fair value of the Corporation’s mortgage servicing rights fell below the book value of those rights.  Accordingly, at September 30, 2002, the evaluation of the Corporation’s capitalized mortgage servicing rights concluded that an impairment charge of $320,000 was required.

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

Results of Operations

The Corporation reported earnings for the third quarter and nine months ended September 30, 2002, totaling $1,211,000 and $4,050,000, respectively, representing decreases of 14.1% and 1.6%, respectively, over the same periods in 2001. The primary factors contributing to lower earnings in the third quarter of 2002 were the flat level of net interest income and a $320,000 impairment charge on mortgage servicing rights. Basic earnings per share for the third quarter and nine months ended September 30, 2002 were $.45 and $1.52, respectively, versus $.53 and $1.53, respectively, for the same periods one year earlier.  Diluted earnings per share were $.45 and $1.51 for the quarter and nine months, respectively, ended September 30, 2002 compared to $ .51 and $1.50 respectively, for the same periods in 2001.  Per share earnings are weighted to reflect the impact of the Corporation’s stock repurchase program.  Book value per share at September 30, 2002 equaled $17.53 versus $16.78 at September 30, 2001.

The Corporation’s annualized return on average assets (ROA) and return on average equity (ROE) for the first nine months of 2002 were 1.02% and 11.53%, respectively, compared to 1.11% and 12.23%, respectively, for the first nine months of 2001.

Net Interest Income

Net interest income for the third quarter of 2002 at $3.919 million was relatively flat compared to $3.824 million for the third quarter of 2001. With nearly half of the investment portfolio consisting of variable-rate securities, the Corporation is somewhat asset-sensitive, meaning it has more short-term and variable-rate assets then liabilities.  This asset-sensitive position tends to reduce the net interest income margin when market rates fall.  The lower interest rate environment after September 11, 2001, which heightened the local competitive environment and a $54,000 reversal of commercial loan interest in the third quarter, contributed to the margin pressure. Interest income decreased $917,000 to $6.894 million for the third quarter compared to a larger decrease of $1.0 million in interest expense to $2.975 million for the third quarter of 2002 as compared to the third quarter of 2001.

Net interest income for the first nine months of 2002 was also flat at $11.584 million when compared to the first nine months of 2001 at $11.564 million. In addition to the low interest rate environment with competitive pressures mentioned above and the reversal of accrued interest, accelerated prepayments of fixed-rate loans have also negatively impacted net interest income.  Despite the growth in earning assets, net interest income is expected to remain flat in 2002 versus 2001.

Provision for loan losses

The Corporation charged $195,000 and $895,000 against earnings for loan losses for the three and nine months periods, respectively, ended September 30, 2002, compared to $359,000 and $883,000, respectively, for the same periods in 2001. For more information concerning nonperforming loans refer to the Loan Quality discussion.

Noninterest Income

Total noninterest income for the third quarter ended September 30, 2002, excluding net securities gains, decreased $144,000 to $1.149 million as compared to $1.293 million for the third quarter of 2001. More than offsetting higher revenues from mortgage refinancing activity, retail deposit service charges, debit card and point-of-sale fees and investment and trust services fees was a significant impairment charge on mortgage servicing rights. At September 30, 2002, the Corporation wrote down its mortgage servicing rights by $320,000.  This was a fair value adjustment due to the very low mortgage interest rate environment and the resulting accelerated mortgage-refinancing activity.  The Corporation did not sell securities in the third quarter of 2002 as compared to the same quarter in 2001 when securities were sold for a gain of $131,000.

Total noninterest income, excluding net securities gains, for the nine months ended September 30, 2002, increased $39,000, or 1.0% to $3.876 million versus $3.837 million for the nine months ended September 30, 2001. For the nine months ended September 30, 2002, the Corporation realized higher revenues from service charges and fees, investment and trust services fees and Bank Owned Life Insurance (BOLI). Higher service charges and fees revenues came primarily from commercial and mortgage loan origination fees, net of deferred fees, up $23,000, retail and commercial deposit service charges, up $53,000, and debit card and point-of-sale revenues, up $30,000.  Partially offsetting these higher revenues were decreases in delinquent loan late charges, down $41,000, and official check fees, down $39,000. Investment and trust services fees increased $124,000 to $1.77 million for the nine-month period ended September 30, 2002 versus the same period in 2001.  Approximately $48,000 of this increase came from traditional trust account management while approximately $77,000 came from the Personal Investment Center’s commissions from sale of insurance and investments to clients. A $96,000 increase in revenues earned on BOLI was due primarily to the timing of an additional purchase of BOLI that occurred in July of 2001. Almost entirely offsetting the higher nine-month revenues discussed above was a $320,000 mortgage servicing rights impairment charge that occurred in the third quarter of 2002. For the nine months ended September 30, 2002, noninterest income, excluding net securities gains, represented 25.1% of total nine-month revenues compared to 24.9% for the nine-month period ended September 30, 2001

Noninterest Expense

Total noninterest expense for the third quarter ended September 30, 2002 recorded a net increase of $251,000, or 7.8%, to $3.452 million from $3.201 million for the third quarter of 2001.  Salaries and benefits expense increased $81,000, net, or 4.9%, to $1.74 million for the third quarter of 2002. Higher salaries and health insurance expense were primarily responsible for the increase.  A $135,000 lower pension expense credit in 2002 compared to 2001 also contributed to the growth in salaries and benefits expense for the third quarter ended September 30, 2002. Partially offsetting the increase were reductions in incentive compensation and 401(k) discretionary contribution expense. Net occupancy expense increased $52,000, or 29.2% to $230,000 for the third quarter ended September 30, 2002, from $178,000 for the same period in

2001.  Higher depreciation and maintenance expense related to the completion of the expanded Memorial Square Office were the primary drivers behind this increase. Advertising expense recorded an unusual growth in the third quarter of 2002 versus 2001.  An increase in advertising expense of $85,000, or 68.5%, to $209,000 was propelled by a new billboard campaign and a boost in general direct mail advertising.  In addition, the introduction of a new overdraft privilege service called “Courtesy Coverage“ introduced in late September resulted in added printing costs.  Data processing costs in the third quarter of 2002 increased to $251,000 and were $38,000, or 17.8%, higher primarily due to software expense, maintenance expense on equipment and service bureau expense.

Total noninterest expense for the nine months ended September 30, 2002, increased $450,000 or 4.68%, to $10.06 million from $9.610 million for the same period ended September 30, 2001.  Salaries and benefits expense was up $303,000, or 6.10%, to $5.270 and accounted for most of the increase. Salaries expense was up $218,000, or 5.55%, to $4.1 million for the nine months ended September 30, 2002 versus $3.9 million for the same period in 2001.  Benefits expense, driven by higher health insurance and higher social security expense was up $85,000, net, for the nine-month period in 2002 versus 2001.  A lower pension expense credit of $135,000 in 2002 versus 2001 also contributed to the increase in salaries and benefits.  Partially offsetting the increase in salaries and benefits were significant reductions in incentive compensation and 401(k) discretionary accruals. Net occupancy expense grew $73,000, or 13.1%, to 628,000 for the nine-month period ended September 30, 2002.  All of the increase in net occupancy is primarily related to higher depreciation expense from the expanded Memorial Square Office and the related added maintenance for a much larger building.  Advertising expense for the nine months was $70,000 higher and was primarily related to billboard advertising, a boost in direct- mail advertising and more radio advertising. Higher service bureau, software and ATM maintenance expense were largely responsible for the $59,000 increase in data processing expense for the nine-month period ended September 30, 2002 versus the same period in 2001. Other expense recorded a decrease of $84,000 to $1.77 million for the nine months ended September 30, 2002 versus 2001.  Increases in correspondent service charges, up $40,000, ATM activity expense, up $15,000, postage, up $20,000, and PA Capital Shares Tax, up $17,000, were more than offset by reductions in telephone expense, down $36,000, loan collection expense, down $19,000 and intangible amortization, down $51,000.

Federal income tax expense for the third quarter and nine months ended September 30, 2002 totaled $210,000 and $820,000, respectively, as compared to $278,000 and $923,000, respectively, for the third quarter and nine months ended September 30, 2001.  The Corporation’s effective tax rate for the nine months ended September 30, 2002, was 16.8% compared to 18.3% for the nine months ended September 30, 2001. The decline in the effective tax rate was attributable to higher levels of tax-free income relative to lower pre-tax income for the nine-month period ended September 30, 2002. All taxable income for the Corporation is taxed at a rate of 34%.

Financial Condition

Total assets reached $543.36 million at September 30, 2002 from $498.85 million at December 31, 2001, an increase of $44.5 million, or, 8.9%.  Asset growth came primarily from interest bearing deposits in other banks, investment securities and loans and was funded through increases in deposits, securities sold under agreements to repurchase (Repos) and additional long-term debt.  Interest bearing deposits in other banks grew $15.6 million to $17.7 million at September 30, 2002 from $2.1 million at December 31, 2002 and represents overnight lending to these banks.  Investment securities increased $18.5 million, or 12.5%, to $166.4 million at September 30, 2002, while loans recorded an increase of $7.9 million, or 2.6%, to $314.5 million. Nine-month growth in high quality investment securities occurred primarily in U.S. Agencies, asset backed securities and corporate notes.  Loan growth for the nine months ended September 30, 2002, came from the commercial loans which grew 5.4% to $161.8 million. Despite the robust activity in the mortgage lending area driven by low interest rates and refinancings, mortgage loan growth was minimal at 2.1% over the nine-month period due to secondary market sales activity. Through September 30, 2002, the volume of mortgage loans closed, including refinances, totaled $44.3 million. Almost $19.0 million of the closed loans were sold on the secondary market primarily to FNMA and PHFA (Pennsylvania Housing Finance Agency). At September 30, 2002 mortgage loans totaled  $95.3 million. Consumer lending was anemic during the nine-month period ended September 30, 2002, and recorded a decrease of $2.4 million to $57.4 million.  The incentives offered to consumers by automobile manufacturers had a negative impact on the Corporation’s automobile and truck lending.  That, coupled with customers refinancing their mortgages at lower rates and rolling consumer debt into the refinancing, was the primary factor contributing to the decrease in consumer lending over the nine months.

Total deposits and Repos grew $33.6 million, or 8.4%, to $429.9 million at September 30, 2002, from $396.3 at December 31, 2001. Deposit growth, primarily demand and savings and interest checking, contributed almost $26 million; Repos contributed $7.7 million to the growth.  Long-term debt from the Federal Home Loan Bank of Pittsburgh increased $9.5 million to $59.9 million at September 30, 2002, from $50.4 million at December 31,2001.  The increase in long-term debt was used to purchase investment securities to manage the Corporation’s GAP position.

Total shareholders’ equity recorded an increase of $1.7 million to $46.9 million at September 30, 2002 from $45.3 million at year-end 2001.  Cash dividends declared in the first nine months reduced shareholder’s equity by $2.5 million and included a special cash dividend paid to shareholders in the second quarter of 2002. In addition, stock repurchases during the nine-month period reduced shareholders’ equity by approximately $894,000.

Capital adequacy is currently defined by regulatory agencies through the use of several minimum required ratios.  At September 30, 2002, the Corporation and the Bank were well capitalized as defined by the banking regulatory agencies.  The Corporation’s leverage ratio, Tier I and Tier II risk-based capital ratios at September 30, 2002 were 8.44%, 11.53%, and 12.66%, respectively.  For more information on capital ratios refer to Note 2 of the accompanying financial statements.

Asset Quality

Net charge-offs for the third quarter and nine months ended September 30, 2002, totaled $198,000 and $607,000, respectively, compared to $352,000 and $608,000 for the third quarter and nine months, respectively, of 2001. Commercial and industrial loans accounted for 81% of the first nine months 2002 charge-offs compared to 58% for the first nine months of 2001. The ratio of annualized net charge-offs to average loans was .26% for the nine months ended September 30, 2002 compared to .43% at December 31, 2001.

Nonperforming loans increased $1.58 million to $4.43 million at September 30, 2002 compared to $2.85 million at December 31, 2001. Included in nonperforming loans at September 30, 2002, were nonaccrual loans totaling $3.2 million and loans past due 90 days or more totaling $1.2 compared to $1.9 and $.948 million, respectively at December 31, 2001.  The Corporation held foreclosed real estate totaling $1.5 million at September 30, 2002 compared to $1.2 million at December 31, 2001.  Nonperforming assets represented 1.10% of total assets at September 30, 2002 compared to .82% at December 31, 2001. The jump in nonperforming loans for the nine months is related primarily to two significant commercial credits.

The allowance for loan losses totaled $4.3 million at September 30, 2002, compared to $4.0 million at December 31, 2001.  The allowance represents 1.38% and 1.32%, of total loans at September 30, 2002 and December 31, 2001, respectively.  The allowance provided .98% coverage for nonperforming loans at September 30, 2002.

Local economy

Nine months into 2002 the Franklin County economy continues to be stable.  Preliminary statistics released by the Pennsylvania Department of Labor and Industry for September showed that Franklin County’s jobless rate was 4.3% in September. This rate compares to 4.6% in August and 4.5% in September 2001.   For the past three years the County’s unemployment rate has stayed within a range of 3.5% to 5.5%.  Franklin County’s unemployment rate compares favorably to the State (5.2%) and National (5.6%) rates.

Liquidity

The Corporation’s liquidity ratio (net cash, short-term and marketable assets divided by net deposits and short-term liabilities) was 35.8% at September 30, 2002. The Corporation has the ability to borrow funds from the Federal Home Loan Bank of Pittsburgh (FHLB), if necessary, to enhance its liquidity position.  At September 30, 2002, the funding available to the Corporation with FHLB is approximately  $56 million. In addition to the funding available through FHLB, the Corporation also has unpledged and available-for-sale investment securities with a September 30, 2002 market value of approximately $80 million.  These securities could be used for liquidity purposes.  Management believes that liquidity is adequate to meet the borrowing and deposit needs of its customers.

PART I, Item 3

Qualitative and Quantitative Disclosures about Market Risk

There were no material changes in the Corporation’s exposure to market risk during the third quarter and nine months ended September 30, 2002.  For more information on market rate risk refer to the Corporation’s 2001 10-K.

PART I, Item 4

Controls and Procedures

Franklin Financial Services Corporation maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the company files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and chief financial officer of Franklin Financial Services Corporation conclude that Franklin Financial Services Corporation’s disclosure controls and procedures were adequate.

Franklin Financial Services Corporation made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of the controls by the chief executive and chief financial officers.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

None

Item 2.   Changes in Securities and Use of Proceeds

None

Item 3.   Defaults by the Company on its Senior Securities

None

Item 4.   Submission of Matters to a Vote of Security Holders

None

Item 5.   Other Information

None

Item 6.   Exhibits and Reports on Form 8-K

(a)            Reports on Form 8-K

There were no reports filed on Form 8-K during the third quarter ended September 30, 2002.

FRANKLIN FINANCIAL SERVICES CORPORATION

and SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Franklin Financial Services Corporation

November 7, 2002	/s/ William E. Snell, Jr.
William E. Snell, Jr.
President and Chief Executive Officer

November 7, 2002	/s/ Elaine G. Meyers
Elaine G. Meyers
Treasurer and Chief Financial Officer

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Franklin Financial Services Corporation (the “Corporation“) on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report“), I, William E. Snell, Jr., Chief Executive Officer of the Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that;

(1)                                  The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)                                  The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ William E. Snell, Jr.
William E. Snell, Jr
Chief Executive Officer
November 7, 2002

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Franklin Financial Services Corporation (the “Corporation“) on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report“), I, Elaine G. Meyers, Chief Financial Officer of the Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that;

(1)          The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)          The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Elaine G. Meyers
Elaine G. Meyers
Chief Financial Officer
November 7, 2002

Certification

I, William E Snell, Jr., certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Franklin Financial Services Corporation;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date“); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regards to significant deficiencies and material weaknesses.

Date: November 7, 2002

/s/ William E. Snell, Jr.
William E. Snell, Jr.
President and Chief Executive Officer

Certification

I, Elaine G. Meyers, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Franklin Financial Services Corporation;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date“); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regards to significant deficiencies and material weaknesses.

Date: November 7, 2002

/s/ Elaine G. Meyers
Elaine G. Meyers
Treasurer and Chief Financial Officer