Form 10-K
period 2002-12-31
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2003-03-31
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-12126

FRANKLIN FINANCIAL SERVICES CORPORATION
(Exact name of registrant as specified in its charter)

PENNSYLVANIA	25-1440803
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20 South Main Street, Chambersburg, PA	17201-0819
(Address of principal executive offices)	(Zip Code)

(717) 264-6116
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $1.00 per share
(Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒      No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

The aggregate market value of the 2,277,145 shares of the Registrant’s common stock held by nonaffiliates of the Registrant as of February 14, 2003, based the price of such shares, was $61,710,630. There were 2,681,056 outstanding shares of the Registrant’s common stock as of February 14, 2003.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   Yes  ☐   No  ☒

The aggregate market value of the 2,264,865 shares of the Registrant’s common stock held by nonaffiliates of the Registrant as of June 30, 2002  based on the price of such shares, was $60,018,923.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive annual proxy statement to be filed, pursuant to Reg. 14A within 120 days after December 31, 2002, are incorporated into Part III.

FRANKLIN FINANCIAL SERVICES CORPORATION

FORM 10-K

Part I

Item 1. Business

General

Franklin Financial Services Corporation (the “Corporation”) was organized as a Pennsylvania business corporation on June 1, 1983 and is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”).  On January 16, 1984, pursuant to a plan of reorganization approved by the shareholders of Farmers and Merchants Trust Company of Chambersburg (“F&M Trust” or “the Bank”) and the appropriate regulatory agencies, the Corporation acquired all the shares of F&M Trust and issued its own shares to former F&M Trust shareholders on a share-for-share basis.

The Corporation conducts substantially all of its business through its only direct subsidiary, F&M Trust, which is wholly owned.  F&M Trust, established in 1906, is a full-service, Pennsylvania-chartered commercial bank and trust company, which is not a member of the Federal Reserve System.  F&M Trust, which operates 13 full service offices in Franklin and Cumberland Counties, Pennsylvania, engages in general commercial, retail banking and trust services normally associated with community banks and its deposits are insured (up to applicable limits) by the Federal Deposit Insurance Corporation (the “FDIC”).  A wide variety of banking services are offered by F&M Trust to businesses, individuals, and governmental entities.  These services include, but are not necessarily limited to, accepting and maintaining checking, savings, and time deposit accounts, providing investment and trust services, making loans and providing safe deposit facilities.

The Corporation’s subsidiary is not dependent upon a single customer or a few customers for a material part of its business.  Thus, the loss of any customer or identifiable group of customers would not materially affect the business of the Corporation or F&M Trust in an adverse manner.  Also, none of the Corporation’s business is seasonal.  The Bank’s lending activities consist primarily of commercial, agricultural and industrial loans, installment and revolving loans to consumers, residential mortgage loans, and construction loans.  Secured and unsecured commercial and industrial loans, including accounts receivable, inventory financing and commercial equipment financing, are made to small and medium-sized businesses, individuals, governmental entities, and non-profit organizations.  F&M Trust also participates in Pennsylvania Higher Education Assistance Act student loan programs and Pennsylvania Housing Finance Agency programs.

Installment loans involve both direct loans to consumers and the purchase of consumer obligations from dealers and others who have sold or financed the purchase of merchandise, including automobiles and mobile homes, to their customers.  The Bank’s mortgage loans include long-term loans to individuals and to businesses secured by mortgages on the borrower’s real property.  Construction loans are made to finance the purchase of land and the construction of buildings thereon, and are secured by short-term mortgages on real estate.  In certain situations, the Bank acquires properties through foreclosure on delinquent loans.  The Bank holds these properties until such time as they are in a marketable condition and a buyer can be obtained.

F&M Trust’s Investment and Trust Services Department offers all of the personal and corporate trust services normally associated with trust departments of area banks including: estate planning and administration, corporate and personal trust fund management, pension, profit sharing and other employee benefits funds management, and custodial services.  F&M Trust’s Personal Investment Center sells mutual funds, annuities and selected insurance products.

Competition

The Corporation and its subsidiary operate in a competitive environment that has intensified in the past few years as they have been compelled to share their market with institutions that are not subject to the regulatory restrictions on domestic banks and bank holding companies.  Profit margins in the traditional banking business of lending and gathering deposits have declined as deregulation has allowed nonbanking institutions to offer alternative services to many of F&M Trust’s customers.

The principal market of F&M Trust is in Franklin County and western Cumberland County, Pennsylvania.  The majority of the bank’s loan and deposit customers are in Franklin County.   There are many commercial bank competitors in this region, in addition to credit unions, savings and loan associations, mortgage banks, brokerage firms and other competitors. The bank competes with various strategies including customer service and convenience, a wide variety of products and services, and the pricing of loans and deposits.  F&M Trust is the largest financial institution headquartered in Franklin County and had total assets of approximately $532.0 million on December 31, 2002.

Staff

As of December 31, 2002, the Corporation and its subsidiary had 196 full-time equivalent employees.  The officers of the Corporation are employees of the bank.  Most employees participate in pension, profit sharing/bonus, and employee stock purchase plans and are provided with group life, health and major medical insurance.  Management considers employee relations to be excellent.

Supervision and Regulation

Various requirements and restrictions under the laws of the United States and under Pennsylvania law affect the Corporation and its subsidiary.

General

The Corporation is registered as a bank holding company and is subject to supervision and regulation by the Board of Governors of the Federal Reserve System under the Bank Holding Act of 1956, as amended.  The Corporation has also made an effective election to be treated as a “financial holding company.”  Financial holding companies are bank holding companies that meet certain minimum capital and other standards and are therefore entitled to engage in financially related activities on an expedited basis; see further discussion below.  As a financial holding company, the Corporation’s activities and those of its bank subsidiary are limited to the business of banking and activities closely related or incidental to banking.  Bank holding companies are required to file periodic reports with and are subject to examination by the Federal Reserve Board.  The Federal Reserve Board has issued regulations under the Bank Holding Company Act that require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks.  As a result, the Federal Reserve Board, pursuant to such regulations, may require the Corporation to stand ready to use its resources to provide adequate capital funds to its bank subsidiary during periods of financial stress or adversity.

The Bank Holding Company Act prohibits the Corporation from acquiring direct or indirect control of more than 5% of the outstanding shares of any class of voting stock, or substantially all of the assets of, any bank, or from merging or consolidating with another bank holding company, without prior approval of the Federal Reserve Board.  Additionally, the Bank Holding Company Act prohibits the Corporation from engaging in or from acquiring ownership or control of more than 5% of the outstanding shares of any class of voting stock of any company engaged in a non-banking business, unless such business is determined by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto.  The types of businesses that are permissible for bank holding companies to own have been expanded by recent federal legislation; see discussion below.

As a Pennsylvania bank holding company for purposes of the Pennsylvania Banking Code, the Corporation is also subject to regulation and examination by the Pennsylvania Department of Banking.

The Bank is a state chartered bank that is not a member of the Federal Reserve System, and its deposits are insured (up to applicable limits) by the Federal Deposit Insurance Corporation (the “FDIC”).  Accordingly, the Bank’s primary federal regulator is the FDIC, and the Bank is subject to extensive regulation and examination by the FDIC and the Pennsylvania Department of Banking.  The Bank is also subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered.  The Community Reinvestment Act requires the Bank to help meet the credit needs of the entire community where the Bank operates, including low and moderate income neighborhoods.  The Bank’s rating under the Community Reinvestment Act, assigned by the FDIC pursuant to an examination of the Bank, is important in determining whether the bank may receive approval for, or utilize certain streamlined procedures in,  applications to engage in new activities.  Various consumer laws and regulations also affect the operations of the Bank.  In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

Capital Adequacy Guidelines

Bank holding companies are required to comply with the Federal Reserve Board’s risk-based capital guidelines.  The required minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%.  At least half of the total capital is required to be “Tier 1 capital,” consisting principally of common shareholders’ equity, less certain intangible assets.  The remainder (“Tier 2 capital”) may consist of certain preferred stock, a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, and a limited amount of the general loan loss allowance.  The risk-based capital guidelines are required to take adequate account of interest rate risk, concentration of credit risk, and risks of nontraditional activities.

In addition to the risk-based capital guidelines, the Federal Reserve Board requires a bank holding company to maintain a leverage ratio of a minimum level of Tier 1 capital (as determined under the risk-based capital guidelines) equal to 3% of average total consolidated assets for those bank holding companies which have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion.  All other bank holding companies are required to maintain a ratio of at least 1% to 2% above the stated minimum.  The Bank is subject to almost identical capital requirements adopted by the FDIC.  In addition to FDIC capital requirements, the Pennsylvania Department of Banking also requires state chartered banks to maintain a 6% leverage capital level and 10% risk based capital, defined substantially the same as the federal regulations.

Prompt Corrective Action Rules

The federal banking agencies have regulations defining the levels at which an insured institution would be considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.”  The applicable federal bank regulator for a depository institution could, under certain circumstances, reclassify a “well-capitalized” institution as “adequately capitalized” or require an “adequately capitalized” or “undercapitalized” institution to comply with supervisory actions as if it were in the next lower category.  Such a reclassification could be made if the regulatory agency determines that the institution is in an unsafe or unsound condition (which could include unsatisfactory examination ratings).  At December 31, 2002, the Corporation and the Bank each satisfied the criteria to be classified as “well capitalized” within the meaning of applicable regulations.

Regulatory Restrictions on Dividends

Dividend payments by the Bank to the Corporation are subject to the Pennsylvania Banking Code, the Federal Deposit Insurance Act, and the regulations of the FDIC.  Under the Banking Code, no dividends may be paid except from “accumulated net earnings” (generally, retained earnings).  The Federal Reserve Board and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions.  The Prompt Corrective Action Rules, described above, further limit the ability of banks to pay dividends, because banks which are not classified as well capitalized or adequately capitalized may not pay dividends.

Under these policies and subject to the restrictions applicable to the Bank, the Bank could declare, during 2003, without prior regulatory approval, aggregate dividends of approximately $25.5 million, plus net profits earned to the date of such dividend declaration.

FDIC Insurance Assessments

The FDIC has implemented a risk-related premium schedule for all insured depository institutions that results in the assessment of premiums based on capital and supervisory measures.  Under the risk-related premium schedule, the FDIC assigns, on a semiannual basis, each depository institution to one of three capital groups (well-capitalized, adequately capitalized or undercapitalized) and further assigns such institution to one of three subgroups within a capital group.  The institution’s subgroup assignment is based upon the FDIC’s judgment of the institution’s strength in light of supervisory evaluations, including examination reports, statistical analyses and other information relevant to measuring the risk posed by the institution.  Only institutions with a total capital to risk-adjusted assets ratio of 10% or greater, a Tier 1 capital to risk-based assets ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater, are assigned to the well-capitalized group.  As of December 31, 2002, the Bank was well capitalized for purposes of calculating insurance assessments.

The Bank Insurance Fund is presently fully funded at more than the minimum amount required by law.  Accordingly, the 2003 Bank Insurance Fund assessment rates range from zero for those institutions with the least risk, to $0.27 for every $100 of insured deposits for institutions deemed to have the highest risk.  The Bank is in the category of institutions that presently pay nothing for deposit insurance.  The FDIC adjusts the rates every six months.

While the Bank presently pays no premiums for deposit insurance, it is subject to assessments to pay the interest on Financing Corporation  bonds.  The Financing Corporation was created by Congress to issue bonds to finance the resolution of failed thrift institutions.  Commercial banks and thrifts are subject to the same assessment for Financing Corporation bonds.  The FDIC sets the Financing Corporation assessment rate every quarter.  The Financing Corporation assessment for the Bank (and all other banks) for the first quarter of 2003 is an annual rate of $.0168 for each $100 of deposits.

New Legislation

Landmark legislation in the financial services area was signed into law by the President on November 12, 1999.  The Gramm-Leach-Bliley Act dramatically changed certain banking laws that had been in effect since the early part of the 20th century.  The most radical changes were that the separation between banking and the securities businesses mandated by the Glass-Steagall Act was removed, and the provisions of any state law that prohibits affiliation between banking and insurance entities were preempted.  Accordingly, federal law now permits firms engaged in underwriting and dealing in securities, and insurance companies, to own banking entities, and permits bank holding companies (and in some cases, banks) to own securities firms and insurance companies.  The provisions of federal law that preclude banking entities from engaging in non-financially related activities, such as manufacturing, have not been changed.  For example, a manufacturing company cannot own a bank and become a bank holding company, and a bank holding company cannot own a subsidiary that is not engaged in financial activities, as defined by the regulators.  The Gramm-Leach-Bliley Act also contained a number of additional provisions, including the Right to Financial Privacy Act that directly affects banks and their customers.

In October, 2001, the President signed into law the USA PATRIOT Act.  This Act was in direct response to the terrorist attacks on September 11, 2001, and strengthens the anti-money laundering provisions of the Bank Secrecy Act.  Most of the new provisions added by the Act apply to accounts at or held by foreign banks, or accounts of or transactions with foreign entities.  The Bank does not have a significant foreign business and does not expect this Act to materially affect its operations.  The Act does, however, require the banking regulators to consider a bank’s record of compliance under the Bank Secrecy Act in acting on any application filed by a bank.  As the Bank is subject to the provisions of the Bank Secrecy Act (i.e., reporting of cash transactions in excess of $10,000), the Bank’s record of compliance in this area will be an additional factor in any applications filed by it in the future.  To the Bank’s knowledge, its record of compliance in this area is satisfactory.

On July 30, 2002, the Sarbanes-Oxley Act was enacted.  This Act is not a banking law, but applies to all public companies, including the Corporation.  Sarbanes-Oxley is designed to restore investor confidence.  Sarbanes-Oxley adopts new standards of corporate governance and imposes new requirements on the board and management of public companies.  The chief executive officer and chief financial officer of a public company must now certify the financial statements of the company.  New definitions of “independent directors” have been adopted, and new responsibilities and duties have been established for the audit and other committees of the board.  In addition, the reporting requirements for insider stock transactions have been revised, requiring most transactions to be reported within two business days.  While complying with Sarbanes-Oxley will result in increased costs to the Corporation, the additional costs are not expected to have a material effect on the Corporation.

Separately from the legislation discussed above, Congress is often considering some financial industry legislation, and the federal banking agencies routinely propose new regulations.  New legislation and regulation may include dramatic changes to the federal deposit insurance system.  The Corporation cannot predict how any new legislation, or new rules adopted by the federal banking agencies, may affect its business in the future.

Selected Statistical Information

Certain statistical information is included in this report as part of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 2.  Properties

The Corporation’s headquarters is located in the main office of F&M Trust at 20 South Main Street, Chambersburg, Pennsylvania.  The Corporation owns one property in Chambersburg, Pennsylvania.  This property was previously used by F&M Trust for bank operations. It is no longer used for this purpose and is now listed for sale with a local realtor.

F&M Trust’s headquarters is at 20 South Main Street, Chambersburg, Pennsylvania. This location houses a community banking office as well as operational support services.  F&M Trust owns or leases nineteen properties in Franklin (16) and Cumberland (3) Counties, Pennsylvania as described below:

Property	Owned	Leased
Community Banking Offices	12	1
Other Properties	1	—
Remote ATM Sites	1	4

F&M Trust will be opening its fourteenth community banking office in a leased facility in March 2003.

Item 3.  Legal Proceedings

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Part II

Item 5.  Market for Registrant’s Common Equity and Related Shareholder Matters

Market and Dividend Information

The Corporation’s common stock is not actively traded in the over-the-counter market.  The Corporation’s stock is listed under the symbol “FRAF” on the OTC Electronic Bulletin Board, an automated quotation service.  Current price information is available from account executives at most brokerage firms as well as the registered market makers of Franklin Financial Services Corporation common stock as listed below under Shareholders’ Information.

There were 1,937 shareholders of record as of March 14, 2003.  The range of high and low bid prices is shown below for the years 2002 and 2001.  Also shown are the cash dividends declared for the same years.

	Market and Dividend Information Bid Price Range Per Share
	2002			2001
(Dollars per share)	High	Low	Dividends Declared	High	Low	Dividends Declared
First quarter	$24.80	$24.75	$0.22	$17.63	$15.50	$0.20
Second quarter*	26.75	24.80	0.49	22.00	16.88	0.22
Third quarter	26.50	25.75	0.24	23.75	22.35	0.22
Fourth quarter	26.60	26.50	0.24	24.75	24.00	0.22
			$1.19			$0.86

* includes $.25 per share special dividend declared in the second quarter of 2002

Shareholders’ Information

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

Annual Meeting:

The Annual Shareholders’ Meeting will be held on Tuesday, April 29, 2003, at the Lighthouse Restaurant, 4301 Philadelphia Avenue, Chambersburg, Pennsylvania. The Business Meeting will begin at 10:30 a.m. followed by a luncheon.

Website:

www.franklinfin.com

Stock Information:

The following brokers are registered as market makers of Franklin Financial Services Corporation’s common stock:

Ferris Baker Watts	17 East Washington Street, Hagerstown, MD 21740	800/344-4413
RBC Dain-Rauscher	2101 Oregon Pike, Lancaster, PA 17601	800/646-8647
F.J. Morrissey & Co. Inc.	1700 Market Street, Suite 1420, Philadelphia, PA 19103-3913	215/563-3296
Ryan, Beck & Co.	3 Parkway, Philadelphia, PA 19102	800/223-8969

Registrar and Transfer Agent:

The registrar and transfer agent for Franklin Financial Services Corporation is Fulton Bank, P.O. Box 4887, Lancaster, PA  17604.

Item 6.  Selected Financial Data

Summary of Selected Financial Data

(Dollars in thousands, except per share)	2002	2001	2000	1999	1998

Summary of operations
Interest income	$27,388	$31,296	$32,446	$29,407	$27,463
Interest expense	11,801	15,773	17,916	15,002	13,151
Net interest income	15,587	15,523	14,530	14,405	14,312
Provision for loan losses	1,190	1,480	753	830	1,061
Net interest income after provision for loan losses	14,397	14,043	13,777	13,575	13,251
Noninterest income	5,903	5,690	5,051	4,502	4,658
Noninterest expense	13,531	12,851	12,715	11,810	11,600
Income before income taxes	6,769	6,882	6,113	6,267	6,309
Income tax	1,196	1,288	1,106	1,183	1,504
Net income	$5,573	$5,594	$5,007	$5,084	$4,805

Per common share
Basic earnings per share	$2.08	$2.09	$1.85	$1.86	$1.76
Diluted earnings per share	$2.07	$2.05	$1.81	$1.84	$1.74
Regular cash dividends paid	$0.94	$0.86	$0.76	$0.68	$0.62
Special cash dividends paid	$0.25	$—	$—	$0.40	$0.66

Balance sheet data (end of year)
Total assets	$532,357	$498,847	$465,985	$444,679	$425,001
Loans, net	318,056	302,523	297,307	284,084	258,488
Deposits	371,887	354,043	357,209	333,310	326,579
Long-term debt	59,609	50,362	29,477	29,695	30,744
Shareholders’ equity	47,228	45,265	43,201	39,260	39,901

Performance yardsticks
Return on average assets	1.07%	1.14%	1.10%	1.18%	1.29%
Return on average equity	12.04%	12.51%	12.56%	12.95%	12.58%
Dividend payout ratio	57.31%	41.95%	42.18%	59.38%	27.39%
Average equity to average asset ratio	8.85%	9.10%	8.77%	9.11%	10.24%

Trust assets under management	$351,970	$375,188	$405,995	$419,529	$401,064

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Application of Critical Accounting Policies:

Disclosure of the Corporation’s significant accounting policies is included in Note 1 to the consolidated financial statements.  Certain of these policies are particularly sensitive requiring significant judgements, estimates and assumptions to be made by management.  Senior management has discussed the development of such estimates, and related Management Discussion and Analysis disclosure, with the Audit Committee of the Board of Directors. The following accounting policies are the ones identified by management to be critical to the results of operations:

Allowance for Loan Losses – The allowance for loan losses is the estimated amount considered adequate to cover credit losses inherent in the outstanding loan portfolio at the balance sheet date.  The allowance is established through the provision for loan losses, charged against income.  In determining the allowance for loan losses, management makes significant estimates and, accordingly, has identified this policy as probably the most critical for the Corporation.

Management performs a monthly evaluation of the adequacy of the allowance for loan losses.  Consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, borrowers’ actual or perceived financial and managerial strengths, the adequacy of the underlying collateral (if collateral dependent), the present value of future cash flows and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans.

The analysis has two components, specific and general allocations.  Collateral values discounted for market conditions and selling costs are used to establish specific allocations.  The Bank’s historical loan loss experience, delinquency rates and general economic conditions are used to establish general allocations for the remainder of the portfolio.   The analysis produces a low to high range for the adequacy of the allowance.  At December 31, 2002, the low range for the allowance for loan losses was $2.358 million while the high range was $5.211 million. The allowance for loan losses totaled  $4.305 million at December 31, 2002.

Management monitors the adequacy of the allowance for loan losses on an ongoing basis and reports its adequacy assessment monthly to the Board of Directors, and quarterly to the Audit Committee.

Mortgage Servicing Rights – The Bank lends money to finance residential properties for its customers.  Due to the high dollar volume of mortgage loans originated annually by the Bank, the Bank chooses not to keep all of these loans on its balance sheet.  As a result, many of the originated mortgage loans are sold on the secondary market, primarily to Federal National Mortgage Association (FNMA).  Although the Bank has chosen to sell these loans, its practice is to retain the servicing of these loans.  This means that the customers whose loans have been sold to the secondary market make their monthly payments to the Bank.

As required by Statement of Financial Accounting Standard No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” upon the sale of mortgage loans, the Bank capitalizes the value allocated to the servicing rights in other assets and makes a corresponding entry to other income from mortgage banking activities. The capitalized servicing rights are amortized against noninterest income in proportion to, and over the periods of, the estimated net servicing income of the underlying financial assets.

Capitalized servicing rights are evaluated for impairment monthly based upon the fair value of the rights as compared to amortized cost.  The rights are deemed to be impaired when the fair value of the rights is less than the amortized cost.  If impaired, the Bank records a charge against noninterest income from mortgage banking activities through a mortgage servicing rights valuation allowance.  The amount charged to the valuation allowance can be reversed in future periods if the rights are determined to no longer be impaired.  However, the amount of impairment reversed may not exceed the balance of the valuation allowance.

The fair value of the servicing rights is determined by using quoted prices for similar assets with similar characteristics, when available, or estimated based on projected discounted cash flows using market based assumptions.  The Bank primarily uses the discounted cash flow method.  In determining the fair value of the rights, the bank stratifies the mortgage-servicing portfolio into homogeneous pools based on rate and term.  A discount rate and prepayment speed are then assigned to each pool.  The present value of the future cash flows from the servicing rights are then calculated and are deemed to represent the fair value of the servicing rights.  The Bank believes that the discount rate and prepayment speed assumptions are the most critical components of the fair value calculation.  Due to the nature of these assumptions, a change in either the discount rate or prepayment speed could cause the fair value of the servicing rights to change substantially in future periods.

At December 31, 2002, the fair value of the servicing rights was $704,000.  The amortized cost of the rights was $1,039,000, with a valuation allowance of ($335,000).  The valuation allowance reflects the impairment charge recognized in 2002.  The rights had an amortized cost of $801,000 on December 31, 2001, and there was no valuation allowance established.

In determining the fair value at December 31, 2002, the Bank used a weighted-average discount rate of 5.71% and a weighted-average constant prepayment speed of 27.7%.  If different assumptions were made for these factors, the fair value of the rights could be significantly different.  The impact of changing these assumptions is shown below:

Factor	Change	Change in Fair Value
Weighted-average discount rate	+1%	$273,000
	(1)%	$(269,000)
Weighted-average prepayment speed	+20%	$(79,000)
	(20)%	$92,000

The changes in the fair value were calculated by changing one variable of the December 31, 2002 calculation and holding all others constant.  The Bank believes the assumptions used in calculating the fair value of the mortgage servicing rights on December 31, 2002, are reasonable.

Management monitors the fair value of mortgage servicing rights monthly and reports any impairment concerns to the Board of Directors when they arise.

Financial Derivatives – As part of its interest rate risk management strategy, the Bank has entered into interest rate swap agreements.  A swap agreement is a contract between two parties to exchange cash flows based upon an underlying notional amount.  Under the swap agreements, the Bank pays a fixed rate and receives a variable rate from an unrelated financial institution serving as counter-party to the agreements.  The swaps are designated as cash flow hedges and are designed to minimize the variability in cash flows of the Bank’s variable-rate money market deposit liabilities attributable to changes in interest rates.  The swaps in effect convert a portion of variable rate deposits to fixed rate liabilities.

The interest rate swaps are recorded on the balance sheet as an asset or liability at fair value.  To the extent the swaps are effective in accomplishing their objectives, changes in the fair value are recorded in other comprehensive income.  To the extent the swaps are not effective, changes in fair value are recorded in interest expense.  Cash flow hedges are determined to be highly effective when the Bank achieves offsetting changes in the cash flows of the risk being hedged.  The Bank measures the effectiveness of the hedges on a quarterly basis and it has determined the hedges are highly effective.  Fair value is heavily dependent upon the market’s expectations for interest rates over the remaining term of the swaps.  For example, at December 31, 2002, outstanding interest rate swaps were valued at negative $1,826,000.  If the implied overall rate inherent in the computation was increased by 100 basis points, the value of the derivative would improve to negative $1,186,000.

Stock-based Compensation – The Corporation has two stock compensation plans in place consisting of an Employee Stock Purchase Plan (ESPP) and an Incentive Stock Option Plan (ISOP).

The Corporation follows the disclosure requirements of Statement of  Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation.”  Accordingly, no compensation expense for the ESPP or the ISOP has been recognized in the financial statements of the Corporation.  If compensation cost of the plans had been recognized, net income for 2002 would have been reduced by $108,000 from $5.573 million to $5.465 million.  Consequently, basic earnings per share would have fallen to $2.04 from $2.08.

The Corporation calculates the compensation cost of the options by using the Black-Scholes method to determine the fair value of the options granted.  In calculating the fair value of the options, the Corporation makes assumptions regarding the risk-free rate of return, the expected volatility of the Corporation’s common stock and the expected life of the option.  These assumptions are made independently for the ESPP and the ISOP and if changed would impact the compensation cost of the options and the pro-forma impact to net income.  Management has no current plans to begin recognizing expense associated with such plans.

The following discussion and analysis is intended to assist the reader in reviewing the financial information presented and should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein.

Results of Operations: Summary

Franklin Financial Services Corporation reported net income in 2002 of $5.57 million or $2.08 of basic earnings per common share, down from the $5.59 million and $2.09 of basic earnings per common share reported in 2001.   In  2000, the Corporation reported net income of  $5.00 million or $1.85 of basic earnings per common share.

Net income represented a return on average assets in 2002 of 1.07%, compared with 1.14% in 2001 and 1.10% for 2000.  The return on average shareholders’ equity was 12.04% in 2002, 12.51% in 2001 and 12.56% for 2000.

The flat earnings in 2002 versus 2001 were driven primarily by three factors: net interest income, an impairment in mortgage servicing rights and the depressed market environment which negatively impacted service fees earned on trust accounts under management. A lower loan loss provision helped to offset those increases.

A more detailed discussion of the areas that had the greatest impact on the reported results for 2002 follows.

Net Interest Income

2002 versus 2001:

The most important source of the Corporation’s earnings is net interest income which is defined as the difference between income on interest-earning assets and the expense of interest-bearing liabilities supporting those assets.  Principal categories of interest-earning assets are loans and securities, while deposits, securities sold under agreements to repurchase (Repos), short-term borrowings and long-term debt are the principal categories of interest-bearing liabilities.  For the purpose of this discussion, net interest income is adjusted for a fully taxable-equivalent basis (refer to Table 1).  This adjustment facilitates performance comparisons between taxable and tax-free assets by increasing the tax-free income by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the Corporation’s 34% Federal statutory rate.

Net interest income remained stable at $16.89 million in 2002 compared with $16.83 million in 2001.  Interest income for 2002 decreased $3.9 million to $28.69 million compared with $32.6 million for 2001.  Despite the $27.9 million, or 6.2%, growth in average earning assets to $484.3 million in 2002 from $456.4 million in 2001, it was not enough to offset the negative impact that the extremely low interest rate environment had on the Corporation’s interest income. Table 2 reflects that the Corporation recorded a $5.4 million decrease in interest income due solely to rate changes with that decrease partially offset by a $1.5 million increase in interest income related solely to volume, a net decrease of $3.9 million.

Table 1. Net Interest Income

Net interest income less interest expense, is shown in the following table:

(Dollars in thousands)	2002	% Change	2001	% Change	2000	% Change
Interest income	$27,388	-12.49%	$31,296	-3.54%	$32,446	10.33%
Interest expense	11,801	-25.18%	15,773	-11.96%	17,916	19.42%
Net interest income	15,587	0.41%	15,523	6.83%	14,530	0.87%
Tax equivalent adjustment	1,302		1,308		1,256
Net interest income/fully taxable equivalent	$16,889	0.34%	$16,831	6.62%	$15,786	0.04%

Interest expense recorded a decrease in 2002 of $3.9 million, or 25%, to $11.8 million compared to $15.77 million in 2001. As with interest income discussed above, the lower interest expense was primarily attributable to the extremely low interest rate environment during the year. Table 2 shows that interest expense decreased $4.7 million due to rate decreases with volume increases offsetting that decrease by $762,000. A significant factor negatively impacting the Corporation’s interest expense relates to interest rate swaps that the Bank entered into in mid-2001, just before the terrorist attacks on September 11, 2001.  The swap transactions were to protect the Bank from rising interest rates; as a result of the attacks, interest rates took a dive and moved even lower in 2002.  The Bank recorded interest expense of approximately $655,000 in 2002 for the interest rate swaps, approximately $417,000 more than was recorded in 2001.

The Corporation’s average yield on interest-earning assets in 2002 was 5.92%, down from 7.14% in 2001.  The average rate paid on interest-bearing liabilities in 2002 was 2.81%, down from 3.96% in 2001.  The net effect produced a net interest spread of 3.11% with a net interest margin of 3.49% for 2002 compared to 3.18% and 3.69%, respectively for 2001.

2001 versus 2000:

Net interest income increased $1.045 million, or 6.2%, to $16.83 million in 2001.  The net interest margin, which reflects interest rate spread plus the contribution of assets funded by noninterest-bearing sources of funds, showed a two basis point decrease to 3.69% in 2001 from 3.71% in 2000.  Even though the historically low interest rate environment in 2001 caused the average rate on interest-bearing liabilities to decline more than the average yield on interest-earning assets, the net interest margin remained stable because noninterest-bearing sources of funds declined as a percentage of interest-bearing assets.

Strong growth in the volume of average interest-earning assets, up $31.3 million in 2001 versus 2000, and interest-bearing liabilities, up $30.58 million in 2001 versus 2000, accounted for $182,000 of the $1.045 million increase in net interest income in 2001.  The steady decline in interest rates during 2001 contributed $863,000 to the $1.045 million increase in net interest income in 2001.

In July of 2001, the Bank purchased an additional $2.7 million in Bank Owned Life Insurance (BOLI) bringing the total investment in BOLI to $9.3 million.  This addition to BOLI transferred $2.7 million from interest-earning assets to other assets. Accordingly, income derived from BOLI is recorded in noninterest income and totaled almost $458,000 versus $219,000 in 2000.

Table 2. Rate-Volume Analysis of Net Interest Income

Table 2 attributes increases and decreases in components of net interest income either to changes in average volume or to changes in average rates for interest-earning assets and interest-bearing liabilities.  Numerous and simultaneous balance and rate changes occur during the year.  The amount of change that is not due solely to volume or rate is allocated proportionally to both.

	2002 Compared to 2001 Increase (Decrease) due to:			2001 Compared to 2000 Increase (Decrease) due to:
(Amounts in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Interest-bearing obligations in other banks and Federal funds sold	$(172)	$(293)	$(465)	$576	$(112)	$464
Investment securities
Taxable	1,241	(1,842)	(601)	921	(1,326)	(405)
Nontaxable	(353)	35	(318)	(463)	52	(411)
Loans	750	(3,280)	(2,530)	642	(1,388)	(746)
Total net change in interest income	$1,466	$(5,380)	$(3,914)	$1,676	$(2,774)	$(1,098)

Interest expense on:
Interest-bearing checking	57	(273)	(216)	40	(311)	(271)
Money market deposit accounts	(276)	(1,436)	(1,712)	986	(1,990)	(1,004)
Savings accounts	147	(420)	(273)	(37)	(197)	(234)
Time deposits	(280)	(1,504)	(1,784)	(527)	(84)	(611)

Securities sold under agreements to repurchase	197	(1,066)	(869)	426	(990)	(564)
Short-term borrowings	6	—	6	(142)	(98)	(240)
Long-term debt	911	(35)	876	748	33	781
Total net change in interest expense	762	(4,734)	(3,972)	1,494	(3,637)	(2,143)
Increase (decrease) in interest income	$704	$(646)	$58	$182	$863	$1,045

Nonaccruing loans are included in the loan balances. All nontaxable interest income has been adjusted to a tax-equivalent basis, using a tax rate of 34%.

Table 3. Analysis of Net Interest Income

	2002			2001			2000
(Dollars in thousands)	Average balance	Income or expense	Average yield/rate	Average balance	Income or expense	Average yield/rate	Average balance	Income or expense	Average yield/rate

Interest-earning assets:
Interest-bearing obligations of other banks and fed funds sold	$11,674	$200	1.72%	$17,307	$665	3.84%	$3,106	$201	6.47%
Investment securities
Taxable	126,916	4,431	3.49%	98,326	5,032	5.12%	82,726	5,437	6.57%
Nontaxable	31,227	2,345	7.51%	35,930	2,663	7.41%	42,189	3,074	7.29%
Loans, net of unearned discount	314,528	21,714	6.90%	304,845	24,244	7.95%	297,078	24,990	8.41%
Total interest-earning assets	484,345	28,690	5.92%	456,408	32,604	7.14%	425,099	33,702	7.93%
Other assets	38,777			35,018			29,124
Total assets	$523,122			$491,426			$454,223

Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$51,047	$244	0.48%	$44,829	$460	1.03%	$42,369	$731	1.73%
Money market deposit accounts	98,871	1,902	1.92%	107,695	3,614	3.36%	86,061	4,618	5.37%
Savings	41,416	505	1.22%	33,904	778	2.29%	35,216	1,012	2.87%
Time	120,247	5,115	4.25%	125,536	6,899	5.50%	135,110	7,510	5.56%
Total interest-bearing deposits	311,581	7,766	2.49%	311,964	11,751	3.77%	298,756	13,871	4.64%

Securities sold under agreements to repurchase	49,208	692	1.41%	43,077	1,561	3.62%	34,872	2,125	6.09%

Short term borrowings	378	6	1.53%	11	0	1.91%	3,968	240	6.05%
Long term debt	59,320	3,337	5.63%	43,133	2,461	5.71%	30,009	1,680	5.60%
Total interest-bearing liabilities	420,487	11,801	2.81%	398,185	15,773	3.96%	367,605	17,916	4.87%
Noninterest-bearing deposits	51,354			44,520			43,332
Other liabilities	4,978			4,018			3,420
Shareholders’ equity	46,303			44,703			39,866
Total liabilities and shareholders’ equity	$523,122			$491,426			$454,223
Net interest income/Net interest margin		16,889	3.49%		16,831	3.69%		15,786	3.71%
Tax equivalent adjustment		(1,302)			(1,308)			(1,256)
Net interest income		$15,587			$15,523			$14,530

All amounts have been adjusted to a tax-equivalent basis using a tax rate of 34%

Nonaccruing loans are included in the loan balances.

Provision for Loan Losses

The provision for loan losses charged against earnings in 2002 was $1.19 million versus $1.48 million and $753,000 in 2001 and 2000, respectively.  Net charge-offs totaled approximately $936,000 in 2002 versus $1.3 million and $745,000 in 2001 and 2000, respectively.  Management performs a monthly analysis of the loan portfolio considering current economic conditions and other relevant factors to determine the adequacy of the allowance for loan losses.  For more information, refer to the asset quality discussion and Tables 11,12 and 13.

Noninterest Income and Expense

2002  versus 2001:

Noninterest income, excluding securities gains, remained stable in 2002 and totaled $5.473 million versus $5.423 million in 2001.  The single largest factor that had the biggest negative impact on noninterest income was a write-down of mortgage servicing rights that the Bank holds on its balance sheet.  The extremely low interest rate environment in the second half of the year resulted in an impairment charge of $335,000 against the Bank’s mortgage servicing rights versus none in 2001. Total amortization expense (including the impairment charge) for mortgage servicing rights in 2002 was $475,000 versus $96,000 in 2001. Investment and trust services fees recorded a modest increase of $71,000, or 3.19%, to $2.29 million in 2002 versus $2.22 million in 2001.  As a result of a strong sales effort, the book value of trust assets under management grew $12.0 million in 2002, however, the soft financial markets negated the impact of trust fees from new business as well as current business causing the modest increase in fees.  Service charges and fees increased $97,000, or 4.3%, to $2.351 million in 2002 from $2.254 million in 2001.  A new retail overdraft service that was offered beginning in late September 2002 accounted for approximately $85,000 of the service charges and fees increase.  Other income increased $25,000, or 41.7%, to $85,000 in 2002 versus $60,000 in 2001.  The increase in other income for 2002 versus 2001 relates primarily to proceeds of approximately $47,000 recorded from a gain on a surrendered life insurance policy and a gain of approximately $9,300 from the sale of foreclosed assets. In 2001 other income included a gain of approximately $70,000 from the sale of the Bank’s credit card portfolio offset by losses of approximately $40,000 from the sale of foreclosed assets.  The Corporation realized securities gains totaling $430,000 for the year ended December 31, 2002 versus $267,000 for the year ended December 31, 2001.

Noninterest expense increased $680,000, or 5.29%, to $13.53 million in 2002 from $12.85 million in 2001.  Increases in salaries and benefits accounted for more than half, or $371,000, of the increase in total noninterest expense.  Salaries expense increased $240,000 to $5.99 million, an increase of 4.2% over the $5.76 million reported for 2001.  Benefits expense increased a net $131,000 to $1.061 million in 2002 from $930,000 in 2001.  Higher benefits expense was due primarily to increases in health insurance,up $63,000,  payroll taxes, up $70,000, and a reduction in a pension credit which increased expense $159,000.  Partially offsetting these increases were lower expenses of $161,000 in 2002 associated with pay for performance accruals.  Net occupancy expense increased $110,000, or 14.8%, to $855,000 in 2002 versus $745,000 in 2001 primarily due to depreciation expense associated with putting the new headquarters expansion in service in January 2002.  Recent SEC and other regulatory compliance requirements issued, i.e. Sarbannes-Oxley were the drivers behind the $50,000 increase in legal and professional fees in 2002.  Data processing expense increased $123,000, or 13.6%, to $1.027 million in 2002 versus $904,000 in 2001 related primarily to higher service bureau costs, maintenance costs and expensed software acquisitions.  Net increases in furniture and equipment expense, advertising, Pennsylvania bank shares tax and other totaled $26,000 in 2002.

2001 versus 2000:

Noninterest income, excluding securities gains, grew $768,000, to $5.42 million in 2001 versus $4.655 in 2000.  Total traditional and nontraditional investment and trust services fees descreased a net of $170,000 to $2.2 million in 2001 from $2.4 million in 2000.  Traditional investment and trust services fees were down, largely due to lower investment market values, but were partially offset by growth in the nontraditional fee arena.  Service charges and fees were $449,000 higher in 2001 than 2000 primarily due to much higher commercial and retail nonsufficient funds and overdraft fees, up $199,000, increases in debit card and point-of-sale fees and ATM surcharge fees, up $59,000, and higher fees, up $53,000, from an official check program initiated in 2000.  In addition, late charges and other fees from consumer and commercial loans increased $138,000 in 2001 versus 2000.   Fees associated with mortgage banking activities increased $239,000, or 125%, to $430,000 largely due to much higher volumes of loans originated and sold.  Income on Bank Owned Life Insurance increased $237,000, or 108%, to $456,000 in 2001 due to the purchase of additional BOLI in 2001. Reflected in other income in 2001 was a gain of approximately $70,000 from the sale of the Bank’s credit card portfolio.   Higher net losses of approximately $40,000 from foreclosed assets in 2001 versus 2000 partially offset the gain.

Noninterest expense grew $136,000, or 1.06%, to $12.8 million in 2001 versus $12.7 million in 2000.  Salaries and benefits expense decreased $135,000, or almost 2.0%, to $6.683 million in 2001 versus $6.818 million in 2000.  Higher deferred costs, up $228,000, related to a significant increase in mortgage banking activities, lower expense associated with a restricted stock program, down $267,000, lower commissions expense, down $23,000, and lower education and training costs, down $54,000, contributed greatly to the decrease in salaries and benefits and more than offset increases in salaries and other benefits, attributable to increased pay for performance expense of $301,000 and health insurance of $41,000.  Although all of the remaining expense categories recorded modest increases in 2001 versus 2000 there is nothing notable to report except in other expense. Expense items included in other expense that were higher in 2001 are intangible amortization, up $51,000 due to an acceleration of the amortization, correspondent service charges, up $28,000, due to lower earnings credit, MAC ATM activity, up $79,000, postage, up $31,000 and telephone expense, up $23,500.  All of these increases were offset by a $189,000 decrease in other expense in 2001 relating to loan collection and the sale of some nonperforming loans in 2000.

Provision for Income Taxes

Federal income tax expense equaled $1.20 million in 2002 versus $1.29 million and $1.11 million in 2001 and 2000, respectively.  The Corporation’s effective tax rate for the years ended December 31, 2002, 2001 and 2000 was 17.7%, 18.7% and 18.1%, respectively. Lower pretax earnings in relation to the same or higher level of tax-free income in 2002 as in prior years was primarily responsible for the lower effective tax rate in 2002.  Tax-free income for the Bank is primarily related to tax-free investments, tax-free loans and the earnings on bank owned life insurance.  For a more comprehensive analysis of Federal income tax expense refer to Note 11 of the accompanying financial statements.

Financial Condition

One method of evaluating the Corporation’s condition is in terms of its uses and sources of funds.  Assets represent uses of funds while liabilities represent sources of funds.  At December 31, 2002, total assets reached $532.3 million, an increase of $33.5 million, or 6.7% compared to $498.8 million at December 31, 2001.  Table 3 presents average balances of the Corporation’s assets and liabilities over a three-year period.  The following discussion on financial condition will reference the average balance sheet in Table 3 unless otherwise noted.

Investment Securities:

The Corporation invests in both taxable and tax-free securities as part of its asset/liability management.  All securities were classified as available for sale at December 31, 2002 and 2001.  In 2002, investment securities averaged $158.1 million versus $134.3 million in 2001.  Taxable securities averaged $126.9 million and accounted for 80% of the investment portfolio while tax-free securities averaged $31.2 million and accounted for 20% of the portfolio. In 2001 the mix of the investment portfolio was 73% taxable and 27% tax-free.   Increases in investment securities during 2002 occurred entirely in the taxable investment portfolio and included both variable rate and fixed rate securities. The investment portfolio had a short duration in 2001 and was further shortened in 2002 with the declining interest rate environment and the addition of more floating rate securities.

In December 2002, the Corporation purchased a $2.745 million subordinated convertible debenture from American Home Bank, NA.  The Corporation plans to convert this debenture to increase its ownership position to approximately 21% prior to mid-2004.  With the exception of three non-rated securities with a book value of $4.0 million, one of which is the aforementioned debenture, the investment portfolio is made up of investment grade securities.

Table 4. Investment Securities at Amortized Cost

The following tables present amortized costs of investment securities by type at December 31 for the past three years:

(Amounts in thousands)	2002	2001	2000

Equity Securities	$7,300	$5,751	$5,469
U.S. Treasury securities and obligations of U.S. Governments agencies and corporations	19,823	14,953	10,459
Obligations of state and political subdivisions	35,442	35,043	43,832
Corporate debt securities	25,890	19,608	14,057
Mortgage-backed securities	24,018	17,185	30,157
Assets backed securities	51,110	54,304	20,613

	$163,583	$146,844	$124,587

Table 5. Maturity Distribution of Investment Portfolio

The following presents an analysis of investment securities at December 31, 2002 by  maturity, and the weighted average yield for each maturity presented.  The yields presented in this table are presented on a tax-equivalent basis and have been calculated using the amortized cost.

	One year or less		After one year through five years		After five years through ten years		After ten years		Total
(Amounts in thousands)	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield
Available for Sale
U.S. Treasury securities & obligations of U.S. Government agencies & corporations	$8,050	2.96%	$6,338	3.09%	$2,493	2.76%	$3,081	2.92%	$19,962	2.97%
Obligations of state & political subdivisions	1,001	5.91%	1,256	6.26%	3,537	4.84%	31,623	3.48%	37,417	3.77%
Corporate debt securities	5,093	5.58%	7,433	3.12%	5,835	5.20%	7,378	3.37%	25,739	4.15%
Mortgage-backed securities	521	5.94%	1,205	5.20%	5,165	3.67%	17,426	4.05%	24,317	4.07%
Asset-backed securities	—	—	7,181	2.53%	33,475	2.16%	10,716	1.97%	51,372	2.17%
Equity securities	—	—	—	—	—		7,462	3.65%	7,462	3.65%
	$14,665	4.18%	$23,413	3.21%	$50,505	2.75%	$77,686	3.38%	$166,269	3.24%

Loans:

Total loans averaged $314.5 million in 2002 versus $304.8 million in 2001, an increase of 3.2%. As reflected in Table 6, residential real estate loans and commercial, industrial and agricultural loans led the modest growth in the loan portfolio.

Table 6. Loan Portfolio

The following table presents an analysis of the Bank’s loan portfolio for each of the past five years:

	December 31
(Amounts in thousands)	2002	2001	2000	1999	1998
Real estate (primarily first mortgage residential loans)	$100,404	$90,419	$102,771	$101,426	$92,293
Real estate - construction	2,886	2,899	1,909	3,670	3,567
Commercial, industrial and agricultural	163,618	153,362	134,413	123,021	108,540
Consumer (including home equity lines of credit)	55,453	59,894	62,081	59,826	57,637
Total loans	322,361	306,574	301,174	287,943	262,037
Less: Allowance for loan losses	(4,305)	(4,051)	(3,867)	(3,859)	(3,549)
Net loans	$318,056	$302,523	$297,307	$284,084	$258,488

In 2002, the extremely low interest rate environment triggered an unprecedented volume of mortgage originations, both new and refinanced.  New mortgage volume in 2002 totaled $77.9 million, an increase of 36% over the $57.2 million in 2001. During 2002, almost 42%, or $33 million, of the mortgage volume originated was sold to the secondary market, primarily Federal National Mortgage Association (FNMA).  The remaining mortgages, consisting primarily of adjustable-rate loans and fixed-rate loans with maturities of 15 years or less, were retained. The net impact of all mortgage activity during 2002 resulted in growth in real estate loans totaling $9.9 million, or 11.0% to $100.4 million at December 31, 2002 versus $90.4 million at December 31, 2001.

Commercial, industrial and agricultural loans increased $10.2 million, or 6.7%, to $163.6 million at year-end 2002 from $153.3 million at year-end 2001.  Growth in this arena came primarily from the funding of several large local retirement community projects, increased loan participations with other financial institutions and increases in our core business of lending to small and medium sized business.

Consumer loans outstanding recorded a second year of decline totaling $4.4 million, or 7.4%, to $55.5 million at December 31, 2002 from $59.9 million at December 31, 2001.  The zero and other very low interest rate financing offered by automobile manufacturers in 2002 has had a negative impact on the Bank’s consumer loan business.  In addition, the mortgage refinancing boom that rolled consumer debt into mortgage debt, the unsettled economy and the uncertainty of the potential war with Iraq have also contributed to the consumer’s reluctance to take on more debt.

Table 7. Maturities and Interest Rate Terms of Selected Loans

Stated maturities (or earlier call dates) of selected loans as of December 31, 2002 are summarized in the table below. Residential mortgage and consumer loans are excluded from the presentation.

(Amounts in thousands)	Within one year	After one year but within five years	After five years	Total
Loans:
Real estate - construction	$2,886	$—	$—	$2,886
Commercial, industrial and agricultural	25,054	55,615	82,949	163,618
	$27,940	$55,615	$82,949	$166,504

The following table shows the above loans which have predetermined interest rates and the loans which have variable interest rates at December 31, 2002:

	After one year but within five years	After five years
Loans with predetermined rates	$31,460	$53,003
Loans with variable rates	24,155	29,946
	$55,615	$82,949

Deposits and Borrowings:

Funding for asset growth in 2002 came primarily from deposit and Securities sold under agreements to repurchase (Repo) growth and increases in short and long-term borrowings with the Federal Home Loan Bank of Pittsburgh (FHLB). Average deposits and Repos increased $12.6 million, or 3.1%, to an average of $412.1 million in 2002 compared to an average of $399.6 million in 2001. Repos represent corporate and municipal cash management accounts. All of the deposit growth occurred in noninterest-bearing checking, interest-bearing checking and savings.  Average money market deposit accounts and time deposits recorded a decrease in 2002 versus 2001 largely due to some disintermediation.  The growth in deposits is due primarily to new business attracted from another local institution that is to be merged into another large financial institution, the consumer’s flight to safety from the stock market and new markets’ growth.  Average long-term debt increased 37% to an average of $59.3 in 2002 from an average of $43.1 million in 2001.  Match-funding various fixed-rate commercial loans during 2002 and 2001 was one of the factors driving this increase.  Additionally, in 2001 the Bank utilized its available source of funds with FHLB to fund $10 million in SLMA floating-rate securities as part of its asset/liability strategy.  This purchase added more floating-rate assets and more fixed-rate liabilities to the balance sheet.  At December 31, 2001, the Corporation’s outstanding short and long-term debt with the FHLB was $69.4 million versus $52.5 million at December 31, 2001.

Table 8. Time Deposits of $100,000 or More

The maturity of outstanding time deposits of $100,000 or more at December 31, 2002 is as follows:

(Amounts in thousands)	Amount
Maturity distribution:
Within three months	$9,004
Over three through six months	3,025
Over six through twelve months	2,277
Over twelve months	9,153
Total	$23,459

Table 9. Short-Term Borrowings and Securities Sold Under Agreements to Repurchase

(Amounts in thousands)	2002		2001		2000
	Short-Term Borrowings	Repurchase Agreements	Short-Term Borrowings	Repurchase Agreements	Short-Term Borrowings	Repurchase Agreements

Ending balance	$9,850	$37,978	$2,100	$42,263	$—	$33,036
Average balance	378	49,208	11	43,077	3,968	34,872
Maximum month-end balance	9,850	57,077	2,100	50,283	15,800	41,728
Weighted-average interest rate on average balances	1.53%	1.41%	1.91%	3.62%	6.05%	6.09%

Shareholders’ Equity:

Shareholders’ equity totaled $47.2 million at December 31, 2002, an increase of $1.9 million from $45.3 million at December 31, 2001.  Higher retained earnings and accumulated other comprehensive income partially offset by the cost of treasury stock purchased during the year accounted for the positive change to equity.  Cash dividends per share declared by the Board of Directors in 2002 and 2001 totaled  $1.19 and $.86, respectively, and represented an increase of 38%.  Included in the cash dividend for 2002 was a special cash dividend of $.25 per share.

On March 7, 2002, the Board of Directors authorized the repurchase of up to 50,000 shares of the Corporation’s common stock over a twelve-month period ending in March 2003.  Treasury stock repurchased can be used for general corporate purposes including stock dividends and splits, employee benefit and executive compensation plans, and the dividend reinvestment plan.  In 2002, under this program, the Corporation repurchased 31,665 shares for approximately $ 787,000.  In March 2001, the Board of Directors authorized a similar plan to repurchase up to 75,000 shares over a twelve-month period that ended in March 2002.  In 2002, under the March 2001 program, the Corporation repurchased 4,271shares for approximately $107,000.  Total shares repurchased in 2002 under both programs totaled 35,936.  At December 31, 2002 and 2001, the Corporation held Treasury shares totaling 364,932 and 337,138, respectively, that were acquired through Board authorized stock repurchase programs.

On March 6, 2003, the Board of Directors approved a new stock repurchase program that authorized the repurchase of up to 50,000 shares of the Corporation’s common stock over a twelve-month period ending in March 2004.  This program is the same as earlier repurchase programs authorized by the Board of Directors.

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

The leverage ratio compares Tier 1 capital to average assets while the risk-based ratio compares Tier 1 and total capital to risk-weighted assets and off-balance-sheet activity in order to make capital levels more sensitive to the risk profiles of individual banks.

Current regulatory capital guidelines call for a minimum leverage ratio of 4.0% and minimum Tier 1 and total capital ratios of 4.0% and 8.0%, respectively.  Well-capitalized banks are determined to have leverage capital ratios greater than or equal to 5.0% and Tier 1 and total capital ratios greater than or equal to 6.0% and 10.0%, respectively.

Tier 1 capital is composed of common stock, additional paid-in capital, retained earnings and components of other comprehensive income, reduced by goodwill and other intangible assets.

Total capital is composed of Tier 1 capital plus the allowable portion of the allowance for loan losses.  Table 10 presents the capital ratios for the consolidated Corporation at December 31, 2002, 2001 and 2000.  At year-end 2002, the Corporation and its banking subsidiary exceeded all regulatory capital requirements.  For additional information on capital adequacy refer to Note 2 of the accompanying financial statements.

Table 10. Capital Ratios

	December 31
	2002	2001	2000
Risk-based ratios
Tier 1	11.86%	11.98%	12.62%
Total capital	13.00%	13.15%	13.79%
Leverage Ratio	8.68%	8.79%	8.99%

Local Economy:

The economic conditions within the Corporation’s market area were somewhat regressive and continued to show signs of weakening during 2002.  The unemployment rate in Franklin County increased to 5.5% in December 2002 from 4.3% in December 2001 and averaged 4.9% for 2002.  This compares favorably to the State and National unemployment rates that averaged 5.7% and 5.8%, respectively for 2002.  A number of layoffs and several plant closings during the year have contributed to the higher level of unemployment in the County.  Despite the increase in unemployment percentages, there is still optimism within the local business community supported by the fact that several large projects in both warehousing and manufacturing are considering Franklin County as a new site to locate.  In addition, the local Franklin County Area Development Council (FCADC) recently disclosed several new initiatives including a new technology council, an additional Spec building and a marketing strategy for the county.  FCADC’s plan is to create more economic diversification in the County, particularly with tech companies.

Table 11.  Allocation of the Allowance for Loan Losses

The following table shows allocation of the allowance for loan losses by major loan category and the percentage of the loans in each category to total loans at year end:

	December 31
(Amounts in thousands)	2002		2001		2000		1999		1998
	$	%	$	%	$	%	$	%	$	%
Real Estate	97	32	200	30	200	35	279	36	239	39
Commercial, industrial and agricultural	3,716	51	3,001	50	2,667	44	2,480	43	1,779	39
Consumer	492	17	850	20	1,000	21	1,100	21	1,531	22
	$4,305	100%	$4,051	100%	$3,867	100%	$3,859	100%	$3,549	100%

Asset Quality:

Asset quality as measured by nonperforming assets deteriorated at year-end 2002 from year-end 2001 (see Table 12).  The two components of nonperforming assets are nonperforming loans (nonaccrual loans and loans past due 90 days or more) and foreclosed real estate.

Table 12. Nonperforming Assets

The following table presents an analysis of nonperforming assets for each of the past five years:

	December 31
(Amounts in thousands)	2002	2001	2000	1999	1998

Nonaccrual loans	$2,802	$1,906	$576	$3,131	$1,325
Loans past due 90 days or more (not included above)	651	948	369	451	314

Total nonperforming loans	3,453	2,854	945	3,582	1,639
Foreclosed real estate	1,536	1,248	1,402	306	527

Total nonperforming assets	$4,989	$4,102	$2,347	$3,888	$2,166

Nonperforming loans to total loans	1.07%	0.93%	0.31%	1.24%	0.63%
Nonperforming assets to total assets	0.94%	0.82%	0.50%	0.87%	0.51%
Allowance for loan losses to nonperforming loans	124.67%	141.94%	409.21%	107.73%	216.53%

It is the Corporation’s policy to evaluate the probable collectibility of principal and interest due under terms of loan contracts for all loans 90 days or more past due or restructured loans.  Further, it is the Corporation’s policy to discontinue accruing interest on loans that are not adequately secured and not expected to be repaid in full or restored to current status.  Upon determination of nonaccrual status, the Corporation subtracts any current year accrued and unpaid interest from its income, and any prior year accrued and unpaid interest from the Corporation’s allowance for loan losses.  The Corporation has no foreign loans.

At year-end 2002, nonperforming assets increased $887,000, or 21.6%, to $4.98 million from $4.10 million at year-end 2001.  The ratio of nonperforming assets as a percentage of total assets increased to .94% at December 31, 2002 versus .82% at December 31, 2001. This increase in nonperforming assets in 2002 was the net result of a lower volume of loans over 90 days past due offset by an increase in nonaccrual loans and foreclosed real estate.

Total nonperforming loans increased $599,000 to $3.4 million at December 31, 2002 from $2.8 million at December 31, 2001.  Nonaccrual loans increased $896,000, or 47.0%, to $2.8 million at year-end 2002 from $1.9 million at year-end 2001.  Commercial loans comprised 93.0% of total nonaccrual loans at year-end 2002, while residential mortgages accounted for 6.0% followed by consumer loans at 1.0%. At year-end 2001 commercial loans comprised 80.0% of the total nonaccrual loans while residential mortgages accounted for 16.0% and consumer loans 4.0%. Loans past due over 90 days decreased $297,000 to $651,000 at December 31, 2002 from $948,000 at December 31, 2001 primarily the result of commercial loans moving to nonaccrual status, offset by a marginal increase in nonperforming residential mortgages.

Subsequent to year-end, Management became aware of a material change in strategy by a commercial real estate borrower whose relationship is comprised of two mortgage loans, one of which was nonperforming and the other performing at year-end. The effect of this change was an addition of approximately $500,000 to nonperforming loans in the first quarter of 2003. Management has been monitoring this relationship for several years and is confident that it has identified and fully reserved for any loss associated with this relationship.

One significant commercial loan was liquidated in the first quarter of 2002.  Nonaccruing commercial loans decreased dramatically during the 2nd quarter, only to rebound at the end of the third quarter as a result of another previously identified potential problem borrower filing for bankruptcy.

During the same period, nonaccruing residential mortgages decreased largely as a result of foreclosures.  The increase in nonperforming residential mortgages noted above in addition to the decrease in nonaccruing loans as a result of foreclosures is similar to the national trend of higher residential mortgage delinquency and foreclosures.

Foreclosed real estate increased $288,000 to $1.5 million at December 31, 2002 from $1.2 million at December 31, 2001.  The trend of increased foreclosure was evidenced in the mix of foreclosed commercial and residential properties. At December 31, 2002 commercial property represented 72% of total foreclosed property and residential property represented 28%.  In comparison, at December 31, 2001, foreclosed commercial property represented 88% of total foreclosed property and residential  property, 12%.

Net charge-offs totaled $936,000 for 2002 a decrease of $360,000 from $1.3 million in 2001.  Charge-offs in 2001 were driven-up by a limited number of commercial credits.

Management’s assessment of historical net charge-off trends indicates a successive period of years in which consumer loan net charge-offs have decreased.  In 2002, consumer net charge-offs were the lowest for any period in the past six years.  A significant contributor to this reduction was the mid-year 2001 sale of the Bank’s credit card portfolio.

Residential real estate net charge-offs fluctuate based upon the local real estate market.  During 2002, residential mortgage net charge-offs decreased substantially from 2001 as a result of stronger market values.

Management has performed an extensive analysis of commercial loan charge-offs over the past seven years.  The periods of high commercial net charge-offs, including 2002, were driven in large part by one significant problem credit each period.  Throughout 2002, Management has reviewed and revised its commercial lending policy and studied the efficiency and effectiveness of its commercial lending functions, identifying weak points and implementing action plans to strengthen the same.  Additionally, through its Loan Review process, Management puts forth effort to identify all major risks in the portfolio and appropriately assess probable risk of loss.

Accordingly, the allowance for loan losses at December 31, 2002 totaled $4.30 million compared to $4.05 million at December 31, 2001, resulting in an increase of 6.3%.  The ratio of allowance to total loans was 1.34% and 1.32% at December 31, 2002 and 2001, respectively, and provided coverage for nonperforming loans of 1.2 times and 1.4 times, respectively.

Table 13. Allowance for Loan Losses

The following table presents an analysis of the allowance for loan losses for each of the past five years:

	December 31,
(Amounts in thousands)	2002	2001	2000	1999	1998
Balance at beginning of year	$4,051	$3,867	$3,859	$3,549	$3,304
Charge-offs:
Commercial, industrial and agricultural	(778)	(862)	(222)	(69)	(189)
Consumer	(202)	(374)	(371)	(469)	(688)
Real estate	(67)	(127)	(289)	(90)	(84)

Total charge-offs	(1,047)	(1,363)	(882)	(628)	(961)

Recoveries:
Commercial, industrial and agricultural	17	7	45	64	63
Consumer	40	58	68	44	82
Real estate	54	2	24	—	—

Total recoveries	111	67	137	108	145

Net charge-offs	(936)	(1,296)	(745)	(520)	(816)

Provision for loan losses	1,190	1,480	753	830	1,061

Balance at end of year	$4,305	$4,051	$3,867	$3,859	$3,549

Ratios:
Net loans charged off as a percentage of average loans	0.30%	0.43%	0.25%	0.19%	0.32%
Net loans charged off as a percentage of the provision for loan losses	78.66%	87.57%	98.94%	62.65%	76.91%
Allowance as a percentage of loans	1.34%	1.32%	1.28%	1.34%	1.35%

Liquidity

The Corporation must meet the financial needs of the customers that it serves, while providing a satisfactory return on the shareholders’ investment.  In order to accomplish this, the Corporation must maintain sufficient liquidity in order to respond quickly to the changing level of funds required for both loan and deposit activity.  The goal of liquidity management is to meet the ongoing cash flow requirements of depositors who want to withdraw funds and of borrowers who request loan disbursements.  Historically, the Corporation has satisfied its liquidity needs from earnings, repayment of loans and amortizing investment securities, maturing investment securities, deposit growth and its ability to access existing lines of credit.  All investments are classified as available for sale; therefore, these securities are an additional source of readily available liquidity.

Growth in deposits and repos generally provides a major portion of the funds to meet increased loan demand.  At December 31, 2002, total deposits and Repos reached $409.0 million, an increase of $13.6 million.  Another primary source of available liquidity for the Bank is a line of credit with the Federal Home Loan Bank of Pittsburgh (FHLB).  At December 31, 2002, the Bank had approximately $104 million available on its line of credit with the FHLB that it could borrow to meet any liquidity needs.  Short-term borrowings with the FHLB at December 31, 2002 totaled $9.9 million and averaged $378,000 during the year.  Table 9 presents specific information concerning short-term borrowings and repos.

Off Balance Sheet Commitments

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk.  These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments.  Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation.  Unused commitments and standby letters of credit totaled $ 93.3 million and $75.2  million, respectively, at December 31, 2002 (refer to Note 18 for more information).

Management believes that any amounts actually drawn upon can be funded in the normal course of operations.  The Corporation has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity.

The following table represents the Corporation’s aggregate on and off balance sheet contractual obligations to make future payments as of December 31, 2002:

Contractual Obligations

(Amounts in thousands)	Less than 1 year	>1 - 3 years	>3 - 5 years	Over 5 years	Total
Time Deposits	$67,355	$36,026	$14,914	$—	$118,295
Long-Term Debt	4,500	5,960	6,243	42,906	59,609
Operating Leases	152	270	195	38	655
Total	$72,007	$42,256	$21,352	$42,944	$178,559

The Corporation is not aware of any known trends, demands, commitments, events or uncertainties which would result in any material increase or decrease in liquidity.

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

Changes in interest rates can have an impact on the Corporation’s net interest income and the economic value of equity.  The objective of interest rate risk management is to identify and manage the sensitivity of net interest income and economic value of equity to changing interest rates in order to achieve consistent earnings that are not contingent upon favorable trends in interest rates.

The Corporation uses several tools to measure and evaluate interest rate risk.  One tool is interest rate sensitivity or gap analysis.  Gap analysis classifies assets and liabilities by repricing and maturity characteristics and provides management with an indication of how different interest rate scenarios will impact net interest income. Table 14 presents a gap analysis of the Corporation at December 31, 2002 and 2001.  Positive gaps in the under one-year time interval suggest that, all else being equal, the Corporation’s near-term earnings would rise in a higher interest rate environment and decline in a lower rate environment. A negative gap suggests the opposite result.

Another tool for analyzing interest rate risk is financial simulation modeling which captures the impact of not only changing interest rates but also other sources of cash flow variability including loan and securities prepayments and customer preferences.  Financial simulation modeling forecasts both net interest income and the economic value of equity under a variety of different interest rate environments.  Economic value of equity is defined as the estimated discounted present value of assets minus the discounted present value of liabilities and is a surrogate for long-term earnings.  The Corporation regularly measures the effects of an up or down 200-basis point rate change which is deemed to represent the outside limits of any reasonably probable movement in market interest rates during a one-year time frame.  As indicated in Table 15, the financial simulation analysis revealed that as of December 31, 2002 prospective net interest income over a one-year time period would be adversely affected by either higher or lower market interest rates.  The economic value of equity would be adversely affected by lower market interest rates but favorably affected by higher interest rates.  The Corporation establishes tolerance guidelines for these measures of interest rate sensitivity.  As of December 31, 2002, the Corporation was within the prescribed tolerance ranges for both the economic value of equity and net interest income sensitivity.

Computations of prospective effects of hypothetical interest rate changes are based on many assumptions, including relative levels of market interest rates, loan prepayments and deposit repricing.  Certain shortcomings are inherent in the computation of discounted present value and, if key relationships do not unfold as assumed, actual values may differ from those presented.  Further, the computations do not contemplate any actions management could undertake in response to changes in market interest rates.

In 1999, the Bank entered into an interest rate cap transaction with a notional amount of $5 million and term of five years.  The cap was purchased to hedge the Corporation’s exposure to the impact of higher rates on its variable-rate funding sources.  At December 31, 2002, the fair value of the cap was $3,000, as compared to $50,000 and $76,000 at December 31, 2001 and 2000, respectively.  The decrease in fair value was recognized in comprehensive income, net of tax.  See Note 12 for additional information on comprehensive income.

During 2001, the Bank entered into three interest rate swap transactions with an aggregate notional amount of $20 million and terms ranging from three to seven years.  According to the terms of each transaction, the Bank pays fixed-rate interest payments and receives floating-rate payments.  The swaps were entered into to hedge the Corporation’s exposure to changes in cash flows attributable to the impact of interest rate changes on variable-rate money market deposit accounts.  At December 31, 2002, the fair value of the swaps was negative $1.8 million as compared to a negative fair value of $704,000 at December 31, 2001.  The decrease in fair value was recognized in comprehensive income, net of tax.  See Note 12 for additional information on comprehensive income.

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

Table 14.  Interest Rate Sensitivity Analysis

(Amounts in Thousands)	1-90 Days	91-181 Days	182-365 Days	1-5 Years	Beyond 5 Years	Total
Interest-earnings assets:
Interest - bearing deposits in other banks	$1,212	$—	$—	$—	$—	$1,212
Investment securities	74,592	5,448	9,538	33,385	43,306	166,269
Loans, net of unearned income	113,224	23,656	48,573	119,047	17,861	322,361
Interest rate cap	—	—	—	3	—	3
Total interest, earning assets	$189,028	$29,104	$58,111	$152,435	$61,167	$489,845

Interest - bearing liabilities:
Interest - bearing checking	$16,386	$—	$—	$—	$41,841	$58,227
Money market deposit accounts	90,976	—	—	—	4,737	95,713
Savings	27,713	—	—	—	17,098	44,811
Time	26,931	18,717	21,591	50,967	89	118,295
Federal funds purchased and securities sold under agreement to repurchase	37,978	—	—	—	—	37,978
Short term borrowings	9,850	—	—	—	—	9,850
Long term debt	262	266	5,042	15,565	38,474	59,609
Interest rate swaps	—	—	—	1,157	670	1,827
Total interest - bearing liabilities	$210,096	$18,983	$26,633	$67,689	$102,909	$426,310

Interest rate gap	$(21,068)	$10,121	$31,478	$84,746	$(41,742)	$63,535
Cumulative interest rate gap	$(21,068)	$(10,947)	$20,531	$105,277	$63,535

Note 1: -The maturity/repricing distribution of investment securities is based on the maturity date for nonamortizing, noncallable securities; probable exercise/non-exercise of call options for callable securities; and estimated amortization based on industry experience for amortizing securities.

Note 2: -Distribution of loans is based on contractual repricing/repayment terms adjusted for expected prepayments based on historical patterns.

Note 3: -Interest-bearing checking, MMDA and savings accounts are non-maturity deposits which are distributed in accordance with contractual repricing terms and historical correlation to market interest rates.

Note 4: -Long-term debt reflects payments on amortizing Federal Home Loan Bank notes.

Table 15. Sensitivity to Changes in Market Interest Rates

	2002 Future Interest Rate Scenarios			2001 Future Interest Rate Scenarios
(Amounts in Thousands)	-200 bps	Unchanged	+200 bps	-200 bps	Unchanged	+200 bps
Prospective one - year net interest income (NII):
Change	$15,350	$15,626	$15,405	$15,514	$15,960	$15,512
Percent change	-1.8%	—	-1.4%	-0.7%	—	-0.7%
Board policy limit	-7.5%	—	-7.5%	-7.5%	—	-7.5%

Economic value of portfolio equity (EVE):
Change	$37,035	$42,503	$46,818	$42,486	$53,151	$54,564
Percent change	-12.9%	—	10.2%	0.0%	—	28.4%
Board policy limit	-20.0%	—	-20.0%	-20.0%	—	-20.0%

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

4.   Interest-bearing nonmaturity deposits reprice in response to different interest rate scenarios consistent with the Corporation’s historical rate relationships to market interest rates.  Nonmaturity deposits run off over various future time periods, ranging from one month to twenty years, in accordance with analysis of historical decay rates.

5.   The 2002 analysis assumed an immediate, sustained and parallel shift in interest rates for the EVE analysis and a gradual shift over a prospective 12-month period of the NII  analysis.  The 2001 analysis assumed an immediate and parallel shift in the term structure of interest rates for both NII and EVE analysis.

Forward-Looking Statements

Certain statements appearing herein which are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements refer to a future period or periods, reflecting management’s current views as to likely future developments, and use words “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” or similar terms.  Because forward-looking statements involve certain risks, uncertainties and other factors over which the Corporation has no direct control, actual results could differ materially from those contemplated in such statements.  These factors include (but are not limited to) the following: general economic conditions, changes in interest rates, change in the Corporation’s cost of funds, changes in government monetary policy, changes in government regulation and taxation of financial institutions, changes in the rate of inflation, changes in technology, the intensification of competition within the Corporation’s market area, and other similar factors.

Impact of Inflation

The impact of inflation upon financial institutions such as the Corporation differs from its impact upon other commercial enterprises.  Unlike most other commercial enterprises, virtually all of the assets of the Corporation are monetary in nature.  As a result, interest rates have a more significant impact on the Corporation’s performance than do the effects of general levels of inflation.  Although inflation (and inflation expectations) may affect the interest rate environment, it is not possible to measure with any precision the impact of future inflation upon the Corporation.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

The information related to this item is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 8.

Item 8.  Financial Statements and Supplementary Data

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Shareholders

Franklin Financial Services Corporation

Chambersburg, Pennsylvania

We have audited the accompanying consolidated balance sheets of Franklin Financial Services Corporation and subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002.  These financial statements are the responsibility of the Corporation’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Franklin Financial Services Corporation as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

BEARD MILLER COMPANY LLP

Harrisburg, Pennsylvania
January 28, 2003

Consolidated Balance Sheets

(Amounts in thousands, except per share data)	December 31
	2002	2001
Assets
Cash and due from banks	$13,360	$14,431
Interest-bearing deposits in other banks	1,212	2,108
Total cash and cash equivalents	14,572	16,539
Investment securities available for sale	166,269	147,942
Loans	322,361	306,574
Allowance for loan losses	(4,305)	(4,051)
Net Loans	318,056	302,523
Premises and equipment, net	9,792	9,335
Bank owned life insurance	9,788	9,347
Other assets	13,880	13,161
Total assets	$532,357	$498,847

Liabilities
Deposits
Demand (noninterest-bearing)	$54,841	$47,259
Savings and interest checking	198,751	186,865
Time	118,295	119,919
Total Deposits	371,887	354,043
Securities sold under agreements to repurchase	37,978	42,263
Short term borrowings	9,850	2,100
Long term debt	59,609	50,362
Other liabilities	5,805	4,814
Total liabilities	485,129	453,582

Shareholders’ equity
Common stock, $1 par value per share, 15,000 shares authorized with 3,045 shares issued and 2,680 and 2,708 outstanding at December 31, 2002 and 2001, respectively	3,045	3,045
Capital stock without par value, 5,000 shares authorized with no shares issued and outstanding	—	—
Additional paid-in capital	19,762	19,746
Retained earnings	31,148	28,769
Accumulated other comprehensive income	525	224
Treasury stock, 365 and 337 shares at cost at December 31, 2002 and 2001 respectively	(7,252)	(6,519)

Total shareholders’ equity	47,228	45,265

Total liabilities and shareholders’ equity	$532,357	$498,847

The accompanying notes are an integral part of these statements.

Consolidated Statements of Income

(Amounts in thousands, except per share data)	Years ended December 31
	2002	2001	2000

Interest income
Loans	$21,218	$23,802	$24,698
Interest and dividends on investments:
Taxable interest	4,170	4,767	5,081
Tax exempt interest	1,579	1,797	2.,143
Dividend income	221	265	323
Deposits and other obligations of other banks	200	665	201
Total interest income	27,388	31,296	32,446

Interest expenses
Deposits	7,766	11,751	13,871
Securities sold under agreements to repurchase	692	1,561	2,125
Short term borrowings	6	—	240
Long term debt	3,337	2,461	1,680
Total interest expense	11,801	15,773	17,916
Net interest income	15,587	15,523	14,530
Provision for loan losses	1,190	1,480	753
Net interest income after provision for loan losses	14,397	14,043	13,777

Noninterest income
Investment and trust services fees	2,292	2,221	2,391
Service charges and fees	2,351	2,254	1,805
Mortgage banking activities	190	430	191
Increase in cash surrender value of life insurance	555	458	219
Other	85	60	49
Securities gains	430	267	396
Total noninterest income	5,903	5,690	5,051

Noninterest expense
Salaries and employee benefits	7,054	6,683	6,818
Net occupancy expense	855	745	703
Furniture and equipment expense	656	653	613
Advertising	619	613	550
Legal and professional fees	477	427	391
Data processing	1,027	904	854
Pennsylvania bank shares tax	426	403	384
Other	2,417	2,423	2,402
Total noninterest expense	13,531	12,851	12,715
Income before Federal income taxes	6,769	6,882	6,113
Federal income tax expense	1,196	1,288	1,106
Net income	$5,573	$5,594	$5,007

Earnings per share
Basic earnings per share	$2.08	$2.09	$1.85
Weighted average shares outstanding	2,675	2,680	2,712

Diluted earnings per share	$2.07	$2.05	$1.81
Weighted average shares outstanding	2,687	2,733	2,759

The accompanying notes are an integral part of these statements.

Consolidated Statements of Changes in Shareholders’ Equity

For years ended December 31, 2002, 2001 and 2000:

(Dollars in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Unearned Compensation	Total
Balance at December 31, 1999	$3,045	$19,834	$22,627	$(876)	$(4,938)	$(432)	$39,260

Comprehensive income:
Net income	—	—	5,007	—	—	—	5,007
Unrealized gain on securities, net of reclassification adjustments	—	—	—	1,301	—	—	1,301
Unrealized loss on hedging activities, net of reclassification adjustments				(82)			(82)
Total Comprehensive income							6,226

Cash dividends declared, $.76 per share	—	—	(2,112)	—	—	—	(2,112)
Common stock issued under stock option plans	—	(21)	—	—	100	—	79
Forfeiture of restricted stock	—	(16)	—	—	(73)	89	—
Acquisition of 35,577 shares of treasury stock	—	—	—	—	(595)	—	(595)
Amortization of unearned compensation	—	—	—	—	—	343	343
Balance at December 31, 2000	3,045	19,797	25,522	343	(5,506)	—	43,201

Comprehensive income:
Net income	—	—	5,594	—	—	—	5,594
Unrealized gain on securities, net of reclassification adjustments	—	—	—	337	—	—	337
Unrealized loss on hedging activities, net of reclassification adjustments				(456)			(456)
Total Comprehensive income							5,475

Cash dividends declared, $.86 per share	—	—	(2,347)	—	—	—	(2,347)
Common stock issued under stock option plans	—	(51)	—	—	264	—	213
Acquisition of 63,512 shares of treasury stock	—	—	—	—	(1,277)	—	(1,277)
Balance at December 31, 2001	3,045	19,746	28,769	224	(6,519)	—	45,265

Comprehensive income:
Net income	—	—	5,573	—	—	—	5,573
Unrealized gain on securities, net of reclassification adjustments	—	—	—	1,048	—	—	1,048
Unrealized loss on hedging activities, net of reclassification adjustments				(747)			(747)
Total Comprehensive income							5,874

Cash dividends declared, $1.19 per share	—	—	(3,194)	—	—	—	(3,194)
Common stock issued under stock option plans	—	16	—	—	161	—	177
Acquisition of 35,936 shares of treasury stock	—	—	—	—	(894)	—	(894)
Balance at December 31, 2002	$3,045	$19,762	$31,148	$525	$(7,252)	$—	$47,228

The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows

	Years ended December 31
(Amounts in thousands)	2002	2001	2000
Cash flows from operating activities
Net income	$5,573	$5,594	$5,007
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	986	989	938
Net amortization (accretion) on investment securities	189	(5)	(137)
Amortization and write down of mortgage servicing rights	475	96	71
Provision for loan losses	1,190	1,480	753
Securities gains, net	(430)	(267)	(396)
Mortgage loans originated for sale	(33,030)	(41,657)	(10,614)
Proceeds from sale of mortgage loans	33,495	42,005	10,698
Gain on sales of mortgage loans	(465)	(348)	(84)
Gain on sale of credit card portfolio	—	(70)	—
Increase in cash surrender value of life insurance	(555)	(458)	(219)
(Increase) decrease in interest receivable and other assets	(256)	549	(1,366)
(Decrease) increase in interest payable and other liabilities	(679)	875	233
Other, net	109	110	256
Net cash provided by operating activities	6,602	8,893	5,140

Cash flows from investing activities
Proceeds from sales of investment securities available for sale	2,076	8,909	6,993
Proceeds from maturities of investment securities available for sale	39,029	55,987	39,227
Purchase of investment securities available for sale	(57,613)	(86,883)	(39,139)
Net increase in loans	(17,349)	(8,264)	(15,499)
Proceeds from sale of credit card portfolio	—	1,437	—
Purchase of equity investment	(114)	(1,258)	—
Purchase of bank owned life insurance	—	(2,670)	(6,000)
Capital expenditures	(1,243)	(3,015)	(2,477)
Net cash used in investing activities	(35,214)	(35,757)	(16,895)

Cash flows from financing activities
Net increase in demand deposits, NOW accounts and savings accounts	19,468	8,104	28,186
Net decrease in certificates of deposit	(1,624)	(11,270)	(4,287)
Net increase (decrease) in short term borrowings	3,465	11,327	(6,646)
Long term debt advances	10,350	22,766	4,561
Long term debt payments	(1,103)	(1,881)	(4,780)
Dividends paid	(3,194)	(2,347)	(2,112)
Common stock issued under stock option plans	177	213	79
Purchase of treasury shares	(894)	(1,277)	(595)

Net cash provided by financing activities	26,645	25,635	14,406

(Decrease) increase in cash and cash equivalents	(1,967)	(1,229)	2,651
Cash and cash equivalents as of January 1	16,539	17,768	15,117

Cash and cash equivalents as of December 31	$14,572	$16,539	$17,768

Supplemental Disclosures of Cash Flow Information Cash paid during the year for:
Interest on deposits and other borrowed funds	$11,779	$16,318	$17,595
Income taxes	$904	$785	$1,464

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

Principles of Consolidation – The consolidated financial statements include the accounts of Franklin Financial Services Corporation (the Corporation) and its wholly-owned subsidiary, Farmers and Merchants Trust Company, a commercial bank (the Bank) and the Bank’s wholly owned subsidiary, Franklin Realty Services Corporation.  All significant intercompany transactions have been eliminated.

Nature of Operations – The Corporation conducts all of its business through its subsidiary bank, Farmers and Merchants Trust Company, which serves its customer base through thirteen community offices located in Franklin and Cumberland Counties in Pennsylvania.  Another community office is scheduled to open in March of 2003, bringing the total to fourteen community offices.  The Bank is a community-oriented commercial bank that emphasizes customer service and convenience.  As part of its strategy, the Bank has sought to develop a variety of products and services that meet the needs of both its retail and commercial customers.  The Corporation and the Bank are subject to the regulations of various federal and state agencies and undergo periodic examinations by these regulatory authorities.

Use of Estimates in the Preparation of Financial Statements – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Statement of Cash Flows – For purposes of reporting cash flows, cash and cash equivalents include Cash and due from banks, Interest-bearing deposits in other banks and Federal funds sold.  Generally, Federal funds are purchased and sold for one-day periods.

Investment Securities – Management classifies its securities at the time of purchase as available for sale or held to maturity. At December 31, 2002 and 2001, all securities were classified as available for sale, meaning that the Corporation intends to hold them for an indefinite period of time, but not necessarily to maturity. Available for sale securities are stated at estimated fair value, adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments of interest income through maturity.  The related unrealized holding gains and losses are reported as other comprehensive income, net of tax, until realized.  Realized securities gains and losses are computed using the specific identification method. Gains or losses on the disposition of investment securities are based on the net proceeds and the adjusted carrying amount of the specific security sold. Any decision to sell a security classified as available for sale would be based on various factors, including significant movement in interest rates, changes in maturity or mix of the Bank’s assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors.

Restricted stock, which is carried at cost and included in equity securities, consists of stock of the Federal Home Loan Bank of Pittsburgh (FHLB) and Atlantic Central Bankers Bank.  Federal law requires a member institution of the FHLB to hold FHLB stock according to a predetermined formula.

Equity Investments – The Corporation has investments in two start-up banks and an insurance company.  In addition, the Bank has an investment in a title insurance agency.  Each investment represents less than 20% of the voting stock of each company; therefore, the Corporation utilizes the cost basis method of accounting to account for these investments.  At December 31, 2002 and 2001, the aggregate amount of these investments was approximately $1.4 million and $1.3 million, respectively and was included in other assets.

Financial Derivatives – The Corporation uses interest rate swaps and caps, which it has designated as cash-flow hedges, to manage interest rate risk associated with variable-rate funding sources.  All such derivatives are recognized on the balance sheet at fair value in other assets or liabilities as appropriate.  To the extent the derivatives are effective and meet the requirements for hedge accounting, changes in fair value are recognized in other comprehensive income with income statement reclassification occurring as the hedged item affects earnings.  Conversely, changes in fair value attributable to ineffectiveness or to derivatives that do not qualify as hedges are recognized as they occur in the income statement’s interest expense account associated with the hedged item.  Such changes were minimal during the periods reported on within.

Loans – Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of an allowance for loan losses and any deferred fees.  Interest income is accrued on the unpaid principal balance.  Loan origination fees are deferred and recognized as an adjustment of the yield (interest income) of the related loans.  The Corporation is generally amortizing these amounts over the contractual life of the loan.

The accrual of interest is generally discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of principal or interest, even though the loan is currently performing.  A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured.  When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses.  Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management’s judgement as to the collectibility of principal.  Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

Loans Held for Sale – Mortgage loans originated and intended for sale in the secondary market at the time of origination are carried at the lower of cost or estimated fair value (determined on an aggregate basis).  All sales are made without recourse.  At December 31, 2002, there were approximately $1.3 million residential mortgage loans held for sale included in loans.  At December 31, 2001, there were approximately $2.4 million residential mortgage loans held for sale included in loans.

Loan Servicing – Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the periods of, the estimated future net servicing income of the underlying financial assets.  Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to amortized cost.  For the purpose of computing impairment, mortgage servicing rights are stratified based on risk characteristics of the underlying loans that are expected to have the most impact on projected prepayments including loan type, interest rate and term.  Impairment is recognized through a valuation allowance to the extent that fair value is less than the capitalized amount.  Loans serviced by the bank for the benefit of others totaled $94.6 million, $89.6 million and $66.9 million at December 31, 2002, 2001 and 2000 respectively.

Allowance for Loan Losses – The allowance for loan losses is established through provisions for loan losses charged against income.  Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated.  Management’s periodic evaluation of the adequacy of the allowance is based on the Bank’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors.  This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan by loan basis for commercial and commercial real estate loans either by the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment using historical charge-offs as the starting point in estimating loss.  Accordingly, the Corporation does not separately identify individual consumer and residential loans for impairment disclosures.

Premises and Equipment – Premises and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation is computed using the straight-line method over the estimated useful lives of the related assets.  When assets are retired or sold, the asset cost and related accumulated depreciation are eliminated from the respective accounts, and any resultant gain or loss is included in net income.

The cost of maintenance and repairs is charged to operating expense as incurred, and the cost of major additions and improvements is capitalized.

Intangible Assets – Intangible assets, consisting primarily of a customer list acquired through the purchase of several community offices, are stated at cost, less accumulated amortization.  Amortization is recognized over a ten-year period.  Intangible assets are reviewed periodically for impairment.

Foreclosed Real Estate – Foreclosed real estate is comprised of property acquired through a foreclosure proceeding or an acceptance of a deed in lieu of foreclosure.  Balances are initially reflected at the estimated fair value less any estimated disposition costs, with subsequent adjustments made to reflect further decline in value.  Any losses realized upon disposition of the property, and holding costs prior thereto, are charged against income.

Federal Income Taxes – Deferred income taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance, when in the opinion of management, it is more likely than not that some portion or all deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted through the provision for income taxes for the effects of changes in tax laws and rates on the date of enactment.

Advertising Expenses – Advertising costs are expensed as incurred.

Treasury Stock – The acquisition of treasury stock is recorded under the cost method.  The subsequent disposition or sale of the treasury stock is recorded using the average cost method.

Investment and Trust Services – Assets held in a fiduciary capacity are not assets of the Corporation and therefore are not included in the consolidated financial statements.  Revenue from investment and trust services is recognized on the accrual basis.

Off-Balance Sheet Financial Instruments – In the ordinary course of business, the bank has entered into off-balance sheet financial instruments consisting of commitments to extend credit and letters of credit. Such financial instruments are recorded on the balance sheet when they are funded.

Stock Based Compensation – Stock options are accounted for under Accounting Principles Bulletin (APB) No. 25.  Under APB 25, no compensation expense is recognized related to these purchase options.  The pro forma impact to net income and earnings per share that would occur if compensation expense was recognized based on the estimated fair value of the options on the date of the grant is disclosed in the notes to the consolidated financial statements.

Pension – The provision for pension expense was actuarially determined using the projected unit credit actuarial cost method.  The funding policy is to contribute an amount sufficient to meet the requirements of ERISA, subject to Internal Revenue Code contribution limitations.

Earnings per share – Earnings per share is computed based on the weighted average number of shares outstanding during each year.  The Corporation’s basic earnings per share is calculated as net income divided by the weighted average number of shares outstanding.  For diluted earnings per share, net income is divided by the weighted average number of shares outstanding plus the incremental number of shares added as a result of converting common stock equivalents, calculated using the treasury stock method.  The Corporation’s common stock equivalents consist of outstanding restricted stock and stock options.

A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

(In thousands)	2002	2001	2000
Weighted average shares outstanding (basic)	2,675	2,680	2,712
Impact of common stock equivalents	12	53	47
Weighted average shares outstanding (diluted)	2,687	2,733	2,759

Reclassifications – Certain prior period amounts have been reclassified to conform with the current year presentation.  Such reclassifications did not affect reported net income.

Segment Reporting – The Bank acts as an independent community financial service provider and offers traditional banking and related financial services to individual, business and government customers.  Through its community office and automated teller machine network, the Bank offers a full array of commercial and retail financial services, including the taking of time, savings and demand deposits; the making of commercial, consumer and mortgage loans; and the providing of safe deposit services.  The Bank also performs personal, corporate, pension and fiduciary services through its Investment and Trust Services Department and Personal Investment Center.

Management does not separately allocate expenses, including the cost of funding loan demand, between the commercial, retail, mortgage banking and trust operations of the Bank.  As such, discrete information is not available and segment reporting would not be meaningful.

Comprehensive Income – Comprehensive income is reflected in the Consolidated Statements of Changes in Shareholders’ Equity and includes net income and unrealized gains or losses on investment securities and derivatives.

Recent Accounting Pronouncements:

In July 2002, the Financial Accounting Standards Board issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which nullifies EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  This statement delays recognition of these costs until liabilities are incurred, rather than at the date of commitment to the plan, and requires fair value measurement.  It does not impact the recognition of liabilities incurred in connection with a business combination or the disposal of long-lived assets.  The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2002 and are not expected to have a significant impact on the Bank’s financial condition or results of operations.

In October 2002, the Financial Accounting Standards Board issued Statement No. 147, “Acquisitions of Certain Financial Institutions.”  This statement provides guidance on accounting for the acquisition of a financial institution, including the acquisition of part of a financial institution.  The statement defines criteria for determining whether the acquired financial institution meets the conditions for a “business combination.”  If the acquisition meets the conditions of a “business combination,” the specialized accounting guidance under Statement No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions” will not apply after September 30, 2002 and the amount of any unidentifiable intangible asset will be reclassified to goodwill upon adoption of Statement No. 147.  The transition provisions were effective on October 1, 2002 and did not have an impact on the Bank’s financial condition or results of operations.

In July 2001, the Financial Accounting Standards Board issued Statement No. 143, “Accounting for Asset Retirement Obligations,” which addresses the financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  This Statement  became effective for the Bank on January 1, 2003, and did not have any impact on the financial condition or results of operations.

Note 2.  Regulatory Matters

The Bank is limited as to the amount it may lend to the Corporation, unless such loans are collateralized by specific obligations. State regulations also limit the amount of dividends the Bank can pay to the Corporation. At December 31, 2002, the amount available for dividends was $25.5 million.  The Corporation and the Bank are subject to various regulatory capital requirements administered by federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2002 and 2001, that the Corporation and the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2002, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the institution’s category. The table that follows presents the total risk-based, Tier 1 risk-based and Tier 1 leverage requirements for the Corporation and the Bank as defined by the FDIC.  Actual capital amounts and ratios are also presented.

	As of December 31, 2002
	Actual		Minimum for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)
Corporation	$50,198	13.00%	$30,896	8.00%	NA
Bank	41,650	11.03%	30,215	8.00%	$37,768	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Corporation	$45,821	11.86%	$15,448	4.00%	NA
Bank	37,263	9.87%	15,107	4.00%	$22,661	6.00%

Tier 1 Capital (to Average Assets)
Corporation	$45,821	8.68%	$21,110	4.00%	NA
Bank	37,263	7.13%	20,918	4.00%	$26,148	5.00%

	As of December 31, 2001
	Actual		Minimum for Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)
Corporation	$48,291	13.15%	$29,362	8.00%	NA
Bank	42,689	11.79%	28,959	8.00%	$36,198	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Corporation	$43,990	11.98%	$14,681	4.00%	NA
Bank	38,555	10.65%	14,479	4.00%	$21,719	6.00%

Tier 1 Capital (to Average Assets)
Corporation	$43,990	8.79%	$20,022	4.00%	NA
Bank	38,555	7.77%	19,841	4.00%	$24,801	5.00%

Although not adopted in regulation form, the Pennsylvania Department of Banking utilizes capital standards requiring a minimum leverage capital ratio of 6% and a risk-based capital ratio of 10%, defined substantially the same as those by the FDIC.

Note 3. Restricted Cash Balances

The Corporation’s subsidiary bank is required to maintain reserves against its deposit liabilities in the form of vault cash and/or balances with the Federal Reserve Bank.  Deposit reserves required to be held by the bank were approximately $600,000 at December 31, 2002 and 2001 and were  satisfied by the bank’s vault cash.   In addition, as compensation for check clearing and other services, a compensatory balance maintained at the Federal Reserve Bank at December 31, 2002 and 2001, was approximately $900,000.

Note 4. Investment Securities Available for Sale

The amortized cost and estimated fair value of investment securities available for sale as of December 31, 2002 and 2001 are as follows:

(Amounts in thousands)

2002	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Equity securities	$7,300	$539	$377	$7,462
U.S Treasury securities and obligations of U.S. Government agencies and corporations	19,823	180	41	19,962
Obligations of state and political subdivisions	36,442	1,976	1	37,417
Corporate debt securities	25,890	272	423	25,739
Mortgage-backed securities	24,018	350	51	24,317
Asset-backed securities	51,110	299	37	51,372
	$163,583	$3,616	$930	$166,269

(Amounts in thousands)

2001	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Equity securities	$5,751	$623	$67	$6,307
U.S. Treasury securities and obligations of U.S. Government agencies and corporations	14,953	169	11	15,111
Obligations of state and political subdivisions	35,043	755	830	34,968
Corporate debt securities	19,608	245	268	19,585
Mortgage-backed securities	17,185	276	2	17,459
Asset-backed securities	54,304	290	82	54,512
	$146,844	$2,358	$1,260	$147,942

Included in equity securities is restricted stock of the Federal Home Loan Bank of Pittsburgh and Atantic Central Bankers Bank.  At December 31, 2002 and 2001, these investments totaled $3,963,000 and $2,643,100, respectively.

At December 31, 2002 and 2001, the book value of investment securities pledged to secure public funds, trust balances and other deposits and obligations totaled $77,089,000 and $75,138,000, respectively.

The amortized cost and estimated fair value of debt securities at December 31, 2002, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in thousands)	Amortized cost	Estimated fair value
Due in one year or less	$14,001	$14,144
Due after one year through five years	22,072	22,209
Due after five years through ten years	44,736	45,335
Due after ten years	51,456	52,802
	$132,265	$134,490
Mortgage-backed securities	24,018	24,317
	$156,283	$158,807

Gross gains of $430,000 were realized on the sale of securities during 2002.  Gross gains of $335,000 and gross losses of $68,000 were realized in 2001. Gross gains of $396,000 were realized on the sale of securities in 2000.

Note 5. Loans

A summary of loans outstanding at the end of the reporting periods is as follows:

December 31 (Amounts in thousands)	2002	2001
Real estate (primarily first mortgage residential loans)	$100,404	$90,419
Real estate - Construction	2,886	2,899
Commercial, industrial and agricultural	163,618	153,362
Consumer (including home equity lines of credit)	55,453	59,894
	322,361	306,574
Less: Allowance for loan losses	(4,305)	(4,051)
Net Loans	$318,056	$302,523

Loans to directors and executive officers and to their related interests and affiliated enterprises amounted to approximately $9,008,000 and $974,000 at December 31, 2002 and 2001, respectively.  Such loans are made in the ordinary course of business at the Bank’s normal credit terms and do not present more than a normal risk of collection.  During 2002 approximately $8,988,000 of new loans were made and repayments totaled approximately $954,000.

Note 6. Allowance for Loan Losses

	Years ended December 31
(Amounts in thousands)	2002	2001	2000
Balance at beginning of year	$4,051	$3,867	$3,859
Charge-offs	(1,047)	(1,363)	(882)
Recoveries	111	67	137
Net charge-offs	(936)	(1,296)	(745)
Provision for loan losses	1,190	1,480	753
Balance at end of year	$4,305	$4,051	$3,867

At December 31, 2002 and 2001 the Corporation had no restructured loans.  Nonaccrual loans at December 31, 2002 and 2001 were approximately $2,802,000 and $1,906,000, respectively.  Loans past due 90 days or more and still accruing were $651,000 and $948,000 at December 31, 2002 and 2001, respectively.  The gross interest that would have been recorded if nonaccrual loans had been current in accordance with their original terms and the amount actually recorded in income were as follows:

(Amounts in thousands)	2002	2001	2000
Gross interest due under terms	$284	$187	$116
Amount included in income	(93)	(12)	(4)
Interest income not recognized	$191	$175	$112

At December 31, 2002 and 2001, the recorded investment in loans that were considered to be impaired, as defined by Statement No.114, totaled $3,145,000 and $1,570,000, respectively, substantially all of which have an allowance for credit losses.  The allowance for credit losses on impaired loans was $668,000 and $837,000 as of December 31, 2002 and 2001, respectively.  The Corporation does not accrue interest income on its impaired loans.  Cash receipts of impaired loans are credited to the earliest amount owed by the borrower.  The average recorded investment in impaired loans during the years ended December 31, 2002, 2001 and 2000 was $3,600,000 $1,218,000 and $990,000, respectively.

Note 7. Premises and Equipment

Premises and equipment consist of:

	December 31
(Amounts in thousands)	2002	2001
Land	$1,250	$1,250
Buildings	12,334	11,581
Furniture, fixtures and equipment	7,135	6,640
Total cost	20,719	19,471
Less: Accumulated Depreciation	(10,927)	(10,136)
Total Premises and Equipment	$9,792	$9,335

Note 8. Mortgage Servicing Rights

Activity in mortgage servicing rights for the years ended December 31, 2002 and 2001 is as follows:

(Amounts in thousands)	2002	2001	2000
Beginning balance, net	$801	$473	$452
Originations	378	424	92
Amortization	(140)	(96)	(71)
Impairment write down	(335)	—	—
Ending balance, net	704	801	$473

Note 9. Deposits

Deposits are summarized as follows:

	December 31
(Amounts in thousands)	2002	2001
Demand, noninterest-bearing	$54,841	$47,259
Savings:
Interest-bearing checking	58,227	48,235
Money market accounts	95,713	102,315
Passbook and statement savings	44,811	36,315
	198,751	186,865

Time:
Deposits of $100,000 and over	23,459	21,207
Other time deposits	94,836	98,712
	118,295	119,919
Total deposits	$371,887	$354,043

At December 31, 2002 the scheduled maturities of time deposits are as follows:

2003	$67,355
2004	20,454
2005	15,572
2006	6,861
2007	8,053
$118,295

Note 10. Securities Sold Under Agreements to Repurchase, Short Term Borrowings

and Long Term Debt

The Corporation enters into sales of securities under agreements to repurchase. Securities sold under agreements to repurchase are overnight borrowings.  These borrowings are described below:

	December 31
(Dollars in thousands)	2002	2001
Ending balance	$37,978	$42,263
Average balance	49,208	43,077
Maximum month-end balance	57,077	50,283
Weighted average rate	1.41%	3.62%
Range of interest rates paid on December 31	.23% - 1.13%	.88% - 1.78%

The securites that serve as collateral for securities sold under agreements to repurchase consist primarily of U.S. Government and U.S. Agency securities with a fair value of $55,188,000 at December 31, 2002.

A summary of short term borrowings and long term debt at the end of the reporting period follows:

	December 31
(Amounts in thousands)	2002	2001
Open Repo Plus(a)	$9,850	$2,100
Term loans(b)	59,609	50,362
Total other borrowings	$69,459	$52,462

(a)  Open Repo Plus is a revolving term commitment with the Federal Home Loan Bank of Pittsburgh (FHLB) used on an overnight basis.  The term of these commitments may not exceed 364 days and the outstanding balance reprices daily at market rates.

(b)  Term loans with the FHLB bear interest at fixed rates ranging from 4.21% to 7.38% (weighted average rate of 5.60%) with various maturities beginning October 2003 to October 2026.  All borrowings from the FHLB are collateralized by FHLB stock, mortgage-backed securities and first mortgage loans.

The scheduled maturities of the term borrowings at December 31, 2002 are as follows:

2003	$4,500
2004	2,898
2005	3,062
2006	6,243
2007	—
2008 and beyond	42,906
$59,609

The Corporation’s maximum borrowing capacity with the FHLB at December 31, 2002, was $163,461,000. The total amount available to borrow at year-end was approximately $103,852,000.

Note 11. Federal Income Taxes

The temporary differences which give rise to significant portions of deferred tax assets and liabilities under Statement No. 109 are as follows (amounts in thousands):

	December 31
Deferred Tax Assets:	2002	2001

Allowance for loan losses	$1,464	$1,377
Deferred compensation	329	374
Restricted stock	—	310
Depreciation	155	213
Deferred loan fees and costs, net	115	147
Other	182	135
Tax credit carryforward	344	243
Total	2,589	2,799

Deferred Tax Liabilities

Pensions	470	418
Mortgage servicing rights	239	272
Other comprehensive income	270	113
Other	210	120
Total	1,189	923

Net deferred tax assets	$1,400	$1,876

Tax credit carryforwards begin to expire in 2019.

The components of the provision for Federal income taxes attributable to income from operations were as follows:

	Years ended December 31
(Amounts in thousands)	2002	2001	2000
Current tax expense	$877	$1,083	$1,090
Deferred tax expense	319	205	16
Income tax provision	$1,196	$1,288	$1,106

For the years ended December 31, 2002, 2001 and 2000, the income tax provisions are different from the tax expense which would be computed by applying the Federal statutory rate to pretax operating earnings.  A reconciliation between the tax provision at the statutory rate and the tax provision at the effective tax rate is as follows:

	Years ended December 31
(Amounts in thousands)	2002	2001	2000
Tax provision at statutory rate	$2,301	$2,340	$2,078
Income on tax-exempt loans and securities	(884)	(902)	(956)
Nondeductible interest expense relating to carrying tax-exempt obligations	83	115	159
Dividends received exclusion	(27)	(20)	(22)
Income from bank owned life insurance	(196)	(163)	(77)
Other, net	8	7	(76)
Tax credit	(89)	(89)	—
Income tax provision	$1,196	$1,288	$1,106

The tax provision applicable to securities gains for the years ended December 31, 2002, 2001 and 2000 was $146,000, $91,000 and $135,000, respectively.

Note 12. Comprehensive Income

The components of other comprehensive income for 2000, 2001, and 2002 were as follows:

	Interest Rate Cap		Interest Rate Swaps		Securities Gains(Losses)		Total
(Amounts in thousands)	Before Tax	Net of Tax	Before Tax	Net of Tax	Before Tax	Net of Tax	Before Tax	Net of Tax
December 31, 1999 accumulated Unrealized gain (loss)	$58	$38	$—	$—	$(1,385)	$(914)	$(1,327)	$(876)
Unrealized gains (losses) arising during the period	(162)	(107)	—	—	2,527	1,668	2,365	1,561
Reclassification adjustment for (gains) losses included in net income	37	25	—	—	(556)	(367)	(519)	(342)
December 31, 2000 accumulated Unrealized gain (loss)	(67)	(44)	—	—	586	387	519	343
Unrealized gains (losses) arising during the period	(21)	(14)	(942)	(621)	778	513	(185)	(122)
Reclassification adjustment for (gains) losses included in net income	33	22	238	157	(267)	(176)	4	3
December 31, 2001 accumulated Unrealized gain (loss)	(55)	(36)	(704)	(464)	1,097	724	338	224
Unrealized gains (losses) arising during the period	(47)	(31)	(1,777)	(1,773)	2,018	1,332	194	128
Reclassification adjustment for (gains) losses included in net income	38	25	655	432	(430)	(284)	263	173
December 31, 2002 accumulated Unrealized gain (loss)	$(64)	$(42)	$(1,826)	$(1,205)	$2,685	$1,772	$795	$525

Note 13.  Financial Derivatives

As part of managing interest rate risk, the Bank has entered into interest rate swap agreements and an interest rate cap agreement as vehicles to partially hedge cash flows associated with interest expense on variable rate deposit accounts.  Under the swap agreements, the Bank receives a variable rate and pays a fixed rate. Such agreements are generally entered into with counterparties that meet established credit standards and most contain collateral provisions protecting the at-risk party.  The Bank considers the credit risk inherent in these contracts to be negligible.

Information regarding the interest rate swaps as of December 31, 2002 follows:

Notional Amount	Maturity Date	Interest Rate		Fair Value	Amount Expected to be Expensed into Earnings within next 12 months
		Fixed	Variable

$ 5,000	7/11/04	4.59%	1.21%	$(276)	$(169)
$ 5,000	7/11/08	5.36%	1.21%	$(670)	$(207)
$10,000	5/18/06	4.88%	1.21%	$(880)	$(367)

On September 27, 1999, the Bank entered into an interest rate cap transaction.  The interest rate cap has a notional amount of $5,000,000, a term of five years, a strike rate of 6% and is indexed to 3-month LIBOR.  The fair value of the cap was $3,000 at December 31, 2002.

Derivatives with a positive fair value are reflected as other assets in the balance sheet while those with a negative fair value are reflected as other liabilities.

Note 14. Employee Benefit Plans

The Bank has a noncontributory pension plan covering substantially all employees of F&M Trust who meet certain age and service requirements.  Benefits are based on years of service and the employee’s compensation during the highest five consecutive years out of the last ten years of employment.  The Bank’s funding policy is to contribute annually the amount required to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974.  Contributions are intended to provide not only for the benefits attributed to service to date but also for those expected to be earned in the future.

The Bank has a 401(k) plan covering substantially all employees of F&M Trust who have completed one year and 1000 hours of service.  For the years 2000 through 2002, employee contributions to the plan were matched at 100% up to 3% of each employee’s deferrals plus 50% of the next 2% of deferrals from participants’ eligible compensation.  In addition, a 100% discretionary profit sharing contribution of up to 2% of each employee’s eligible compensation was possible provided net income targets were achieved.  The Bank’s Board of Directors approves the established net income targets annually.  Under this plan, the maximum amount of employee contributions in any given year are defined by Internal Revenue Service regulations.  The related expense for the 401(k) plan and the profit sharing plan in 2002, 2001 and 2000, as approved by the Board of Directors, was approximately $208,000, $261,000 and $194,000, respectively.

The following table sets forth the pension plan’s funded status at December 31, 2002, based on the September 30, 2002 actuarial valuation together with comparative 2001 and 2000 amounts:

	Years ended December 31
(Amounts in thousands)	2002	2001	2000

Change in benefit obligation

Benefit obligation at beginning of year	$8,919	$8,913	$8,682
Service cost	304	286	335
Interest cost	610	583	568
Amendments	—	12	176
Actuarial loss (gain)	(153)	(495)	(472)
Benefits paid	(419)	(380)	(376)
Benefit obligation at end of year	9,261	8,919	8,913

Change in plan assets

Fair value of plan assets at beginning of year	10,310	12,308	11,889
Actual return on plan assets	(1,153)	(1,618)	795
Employer contribution	—	—	—
Benefits Paid	(419)	(380)	(376)
Fair value of plan assets at end of year	8,738	10,310	12,308
Funded Status	(523)	1,390	3,394
Unrecognized net actuarial (gain) loss	1,733	(358)	(2,684)
Unrecognized prior service cost	201	226	238
Prepaid benefit cost	$1,411	$1,258	$948

	2002	2001	2000
Weighted-average assumptions as of December 31
Discount rate	7.00%	7.00%	7.00%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	5.00%	5.00%	5.25%

	Years ended December 31
	2002	2001	2000
Components of net periodic benefit cost
Service cost	$304	$286	$335
Interest cost	610	583	568
Expected return on plan assets	(988)	(1,018)	(1,020)
Amortization of transitional asset	—	—	(39)
Amortization of prior service cost	25	24	24
Recognized net actuarial gain	(104)	(184)	(187)

Net periodic benefit cost	$(153)	$(309)	$(319)

Note 15. Stock Purchase Plan

In 1994, the Corporation adopted the Employee Stock Purchase Plan of 1994 (ESPP).  Under the ESPP, 198,000 shares of stock can be purchased by the participating employees over a ten year period.  The number of shares which can be purchased by each participant is defined by the plan and the option price is set by the Board of Directors. However, the option price cannot be less than the lesser of 90% of the fair market value of the shares on the date the option to purchase shares is granted, or 90% of the fair market value of the shares on the exercise date.  These options must be exercised within one year from the date of the grant.  Any shares related to unexercised options are available for future grant.  As of December 31, 2002 there are 96,610 shares available for future grants.

In 2002, the Corporation adopted the Incentive Stock Option Plan of 2002 (ISOP). Under the ISOP, options for 200,000 shares of stock can be issued to selected Officers, as defined in the plan.  The number of options available to be awarded to each eligible Officer is determined by the Board of Directors, but is limited with respect to the aggregate fair value of the options as defined in the plan.  The exercise price of the option shall be equal to the fair value of a share of the Corporation’s common stock on the date the option is granted.  The options have a life of ten years and may be exercised only after the optionee has completed six months of continuous employment with the Corporation or its Subsidiary immediately following the grant date, or upon a change of control as defined in the plan.  As of December 31, 2002 there are 15,500 options outstanding under the ISOP, with 184,500 options available for future grants.

The following table summarizes the stock option activity:

	Option Price Per Share
	Stock Options	Price Range	Weighted Average
Balance at December 31, 1999	19,182	$23.27	$23.27
Granted	30,968	15.27	15.27
Exercised	(5,167)	14.26-18.45	15.39
Expired	(14,203)	23.27	23.27
Balance at December 31, 2000	30,780	14.18	14.18
Granted	21,743	21.64	21.64
Exercised	(13,737)	14.54-21.64	15.44
Expired	(17,474)	15.27	15.27
Balance at December 31, 2001	21,312	21.64	21.64
Granted, ESPP	19,740	24.12	24.12
Granted ISOP	17,000	25.00	25.00
Exercised, ESPP	(7,564)	21.64-24.12	21.70
Forfeited, ISOP	(1,500)	25.00	25.00
Expired, ESPP	(13,955)	21.64	21.64
Balance December 31, 2002	35,033	$24.12-$25.00	$24.51

The ESPP & ISOP options outstanding at December 31, 2002 are all exercisable and will expire on September 30, 2003 and April 23, 2012,  respectively.

The Corporation has elected to follow the disclosure requirements of Statement No. 123, ““Accounting for Stock-Based Compensation. Accordingly, no compensation expense for the plans has been recognized in the financial statements of the Corporation. Had compensation cost for the plans been recognized in accordance with Statement No. 123, the Corporation’s net income and per share amounts would have been reduced to the following pro-forma amounts.

(Amounts in thousands, except per share)		2002	2001	2000

Net Income:	As reported	$5,573	$5,594	$5,007
	Compensation not expensed	(108)	(27)	(35)
	Proforma	$5,465	$5,567	$4,972

Basic earnings per share:	As reported	$2.08	$2.09	$1.85
	Proforma	2.04	2.08	1.83

Diluted earnings per share:	As reported	$2.07	$2.05	$1.81
	Proforma	2.03	2.04	1.80

Weighted average fair value of ESPP options granted		$5.40	$5.09	$3.97
Weighted average fair value of IOSP options granted		$5.04	—	—

The fair value of the options granted has been estimated using the Black-Scholes method and the following assumptions for the   years shown:

	2002	2001	2000
Employee Stock Purchase Plan
Risk-free interest rate	1.41%	2.26%	5.32%
Expected volatility of the Corporation’s stock	16.80%	19.59%	25.79%
Expected dividend yield	3.58%	3.66%	4.71%
Expected life (in years)	0.7	0.7	0.7

Incentive Stock Option Plan
Risk-free interest rate	3.47	—	—
Expected volatility of the Corporation’s stock	26.39%	—	—
Expected dividend yield	3.84%	—	—
Expected life (in years)	7	—	—

Note 16. Deferred Compensation Agreement

The Corporation has entered into deferred compensation agreements with several officers and directors which provide for the payment of benefits over a ten-year period, beginning at age 65.  At inception, the present value of the obligations under these deferred compensation agreements amounted to approximately $600,000, which is being accrued over the estimated remaining service period of these officers and directors.  These obligations are partially funded through life insurance covering these individuals. Expense associated with the agreements was $34,000 for 2002, $35,000 for 2001 and $42,000 for 2000.

Note 17. Shareholders’ Equity

In March 2002, the Board of Directors authorized the repurchase of up to 50,000 shares of the Corporation’s common stock over a twelve-month period ending in March 2003.  The Corporation uses the repurchased common stock (Treasury stock) for general corporate purposes including stock dividends and splits, employee benefit and executive compensation plans, and the dividend reinvestment plan. The Corporation repurchased 31,665 shares for approximately $787,000 in 2002 under this program.  In March 2001, the Board of Directors authorized a similar plan over a twelve-month period ended March 2002.  In 2002, the Corporation repurchased 4,271 shares for $107,000. Total shares repurchased in 2002 under both programs total 35,936 shares at an approximate cost of $894,000. At December 31, 2002 and 2001, the Corporation held Treasury shares totaling 364,932 and 337,138 respectively, that were acquired through Board authorized stock repurchase programs.

On March 6, 2003, the Board of Directors approved a new stock repurchase program.  This program authorizes the repurchase of up to 50,000 shares of the Corporation’s common stock over a twelve-month period ending March 2004.

Note 18. Commitments and Contingencies

In the normal course of business, the Bank is a party to financial instruments which are not reflected in the accompanying financial statements and are commonly referred to as off-balance-sheet instruments.  These financial instruments are entered into primarily to meet the financing needs of the Bank’s customers and include commitments to extend credit and standby letters of credit.  Those instruments involve, to varying degrees, elements of credit and interest rate risk not recognized in the statement of financial position.

The Corporation’s exposure to credit loss in the event of nonperformance by other parties to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contract or notional amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments.

Unless noted otherwise, the Bank does not require collateral or other security to support financial instruments with credit risk.  The Bank had the following outstanding commitments as of December 31:

(Amounts in thousands)	2002	2001
Financial instruments whose contract amounts represent credit risk:
Commercial commitments to extend credit	$66,211	$49,654
Consumer commitments to extend credit (secured)	20,443	20,003
Consumer commitments to extend credit (unsecured)	3,836	3,646
	$90,490	$73,303
Standby letters of credit	$2,845	$1,937

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses with the exception of home equity lines and personal lines of credit and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Bank evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Bank, is based on management’s credit evaluation of the counterparty.  Collateral for most commercial commitments varies but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties.  Collateral for secured consumer commitments consists of liens on residential real estate.

Standby letters of credit are instruments issued by the Bank which guarantee the beneficiary payment by the Bank in the event of default by the Bank’s customer in the nonperformance of an obligation or service.  Most standby letters of credit are extended for one-year periods.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank holds collateral supporting those commitments for which collateral is deemed necessary primarily in the form of certificates of deposit and liens on real estate.

Most of the Bank’s business activity is with customers located within Franklin County, Pennsylvania and surrounding counties and does not involve any significant concentrations of credit to any one entity or industry.

The Bank has entered into various noncancellable operating leases.  Total rental expense on these leases was $172,000, $81,000, and $73,000 in the years 2002, 2001 and 2000, respectively.  Future minimum payments under these leases are as follows:

(Amounts in thousands)
2003	$156
2004	$149
2005	$139
2006	$133
2007	$68
2008 and beyond	$38

In the normal course of business, the Corporation has commitments, lawsuits, contingent liabilities and claims.  However, the Corporation does not expect that the outcome of these matters will have a materially adverse effect on its consolidated financial position or results of operations.

Note 19. Disclosures About Fair Value of Financial Instruments

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

Mortgage servicing rights:

The fair value of mortgage servicing rights is based on observable market prices when available or the present value of expected future cash flows when not available.  Assumptions such as loan default rates, costs to service and prepayment speeds significantly impact the estimate of expected future cash flows.

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

The estimated fair value of the Corporation’s financial instruments at December 31 are as follows:

	2002		2001
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and equivalents	$14,572	$14,572	$16,539	$16,539
Investment securities available for sale	166,269	166,269	147,942	147,942
Net Loans	318,056	324,901	302,523	313,251
Accrued interest receivable	2,656	2,656	2,698	2,698
Mortgage servicing rights	704	704	801	913
Interest rate cap	3	3	50	50

Financial liabilities:
Deposits	$371,887	$374,986	$354,043	$356,740
Securities sold under agreements to repurchase	37,978	37,978	42,263	42,263
Short term borrowings	9,850	9,850	2,100	2,100
Long term debt	59,609	66,259	50,362	52,951
Accrued interest payable	1,240	1,240	1,218	1,218
Interest rate swaps	1,826	1,826	704	704

Off Balance Sheet financial instruments:
Commitments to extend credit	—	—	—	—
Standby letters-of-credit	—	—	—	—

Note 20. Parent Company (Franklin Financial Services Corporation) Financial Information

Balance Sheets

	December 31
(Amounts in thousands)	2002	2001
Assets:
Due from bank subsidiary	$18	$53
Investment securities	5,978	3,396
Equity investment in subsidiary	39,510	40,367
Premises	159	166
Other assets	1,568	1,426
Total assets	$47,233	$45,408

Liabilities:
Deferred tax liability	$—	$126
Other liabilities	5	17
Total liabilities	5	143

Shareholders’ equity	47,228	45,265

Total liabilities and shareholders’ equity	$47,233	$45,408

Statements of Income

	Years ended December 31
(Amounts in thousands)	2002	2001	2000
Income:
Dividends from Bank subsidiary	$6,959	$5,505	$2,117
Interest and dividend income	108	71	71
Gain on sale of securities	387	207	357
Other income	—	—	—
	7,454	5,783	2,545
Expenses:
Operating expenses	464	478	401

Income before equity in undistributed income of subsidiary	6,990	5,305	2,144
Equity in (excess of) undistributed income of subsidiary	(1,417)	289	2,863

Net income	$5,573	$5,594	$5,007

Statements of Cash Flows

	Years ended December 31
(Amounts in thousands)	2002	2001	2000
Cash flows from operating activities
Net income	$5,573	$5,594	$5,007
Adjustments to reconcile net income to net cash provided by operating activities:
Excess of (equity in) undistributed income of subsidiary	1,417	(289)	(2,863)
Depreciation	8	10	10
Gain on sale of premises	—	—	—
Securities gains	(387)	(207)	(357)
Decrease in due from bank subsidiary	35	362	156
(Increase) decrease in other assets	(47)	34	39
(Decrease) increase in other liabilities	(12)	13	(6)
Other, net	25	1	343
Net cash provided by operating activities	6,612	5,518	2,329

Cash flows from investing activities
Proceeds from sales of investment securities	1,060	522	700
Purchase of investment securities	(3,647)	(1,371)	(401)
Purchase of equity investment	(114)	(1,258)
Net cash (used in) provided by investing activities	(2,701)	(2,107)	299

Cash flows from financing activities
Dividends paid	(3,194)	(2,347)	(2,112)
Proceeds from sales of common stock	177	213	79
Purchase of treasury shares	(894)	(1,277)	(595)
Net cash used in financing activities	(3,911)	(3,411)	(2,628)
Increase in cash and cash equivalents	—	—	—
Cash and cash equivalents as of January 1	—	—	—
Cash and cash equivalents as of December 31	$—	$—	$—

Note 21. Quarterly Results of Operations

The following is a summary of the quarterly results of consolidated operations of Franklin Financial for the years ended December 31, 2002 and 2001:

(Amounts in thousands, except per share)	Three months ended
2002	March 31	June 30	September 30	December 31
Interest income	$6,826	$6,923	$6,894	$6,745
Interest expense	3,031	3,053	2,975	2,742
Net interest income	3,795	3,870	3,919	4,003
Provision for loan losses	335	365	195	295
Other noninterest income	1,380	1,347	1,149	1,597
Securities gains	164	201	—	65
Noninterest expense	3,284	3,324	3,452	3,471
Income before income taxes	1,720	1,729	1,421	1,899
Income taxes	302	308	210	376
Net Income	$1,418	$1,421	$1,211	$1,523
Basic earnings per share	$0.53	$0.53	$0.45	$0.57
Diluted earnings per share	$0.53	$0.53	$0.45	$0.56

2001	March 31	June 30	September 30	December 31
Interest income	$8,204	$8,062	$7,811	$7,219
Interest expense	4,370	4,157	3,987	3,259
Net interest income	3,834	3,905	3,824	3,960
Provision for loan losses	209	315	359	597
Other noninterest income	1,170	1,372	1,293	1,588
Securities gains (losses)	4	(3)	131	135
Noninterest expense	3,158	3,248	3,201	3,244
Income before income taxes	1,641	1,711	1,688	1,842
Income taxes	307	339	278	364
Net Income	$1,334	$1,372	$1,410	$1,478
Basic earnings per share	$0.50	$0.51	$0.53	$0.55
Diluted earnings per share	$0.49	$0.50	$0.51	$0.54

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Part III

Item 10.  Directors and Executive Officers of the Registrant

The information related to this item is incorporated by reference to the material set forth under the headings “Information about Nominees and Continuing Directors” on Pages 4 though 6, and “Executive Officers” on Page 7 of the Corporation’s Proxy Statement for the 2003 Annual Meeting of Shareholders.

Item 11.  Executive Compensation

The information related to this item is incorporated by reference to the material set forth under the headings “Compensation of Directors” on Page 7 and “Executive Compensation and Related Matters” on Pages 7 through 14 of the Corporation’s Proxy Statement for the 2003 Annual Meeting of Shareholders, except that information appearing under the headings “Compensation Committee Report on Executive Compensation” on Pages 11 through 14 is not incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information related to this item is incorporated by reference to the material set forth under the headings “Voting of Shares and Principal Holders Thereof” on Page 2, and “Information about Nominees and Continuing Directors” on Pages 4 through 6 of the Corporation’s Proxy Statement for the 2003 Annual Meeting of Shareholders.

The following table presents equity compensation plan information as of December 31, 2002:

	Number of Securities to be Issued upon Exercise of Outstanding Options (a)	Weighed Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by the Company’s shareholders
Incentive Stock Option Plan	15,500	$25.00	184,500
Employee Stock Purchase Plan	19,533	24.12	96,610
Equity compensation plans not approved by the Company’s shareholders	—	—	—

Total	35,033	$24.51	281,110

Item 13.  Certain Relationships and Related Transactions

The information related to this item is incorporated by reference to the material set forth under the heading “Transactions with Directors and Executive Officers” on Page 16 of the Corporation’s Proxy Statement for the 2003 Annual Meeting of Shareholders.

Part IV

Item 14.  Controls and Procedures

Franklin Financial Services Corporation maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and chief financial officer concluded that Franklin Financial Services Corporation’s disclosure controls and procedures were adequate.

Franklin Financial Services Corporation made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of the controls by the chief executive and chief financial officer.

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as part of this report:

(1) The following Consolidated Financial Statements of the Corporation:

Independent Auditor’s Report

Consolidated Balance Sheets – December 31, 2002 and 2001,

Consolidated Statements of Income – Years ended December 31, 2002, 2001 and 2000,

Consolidated Statements of Changes in Shareholders’ Equity – Years ended December 31, 2002, 2001 and 2000,

Consolidated Statements of Cash Flows – Years ended December 31, 2002, 2001 and 2000,

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

(3) The following exhibits are filed as part of this report:

3.1                                 Articles of Incorporation of the Corporation.

-Filed as Exhibit 3 to Form 10-Q Quarterly Report of the Corporation for the quarter ended September 30, 1999 and incorporated herein by reference.

3.2 -                          Bylaws of the Corporation.

Filed as Exhibit 3 (i) to Current Report on Form 8-K, filed December 3, 1999 and incorporated herein by reference.

10.1 -                    Deferred Compensation Agreements with Bank Directors.

-Filed as Exhibit 10.1 to Form 10-K Annual Report of the Corporation for the year ended December 31, 2000 and incorporated herein by reference.

10.2                         Directors’ Deferred Compensation Plan.

-Filed as Exhibit 10.2 to Form 10-K Annual Report of the Corporation for the year ended December 31, 2000 and incorporated herein by reference.

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

Dated: March 13, 2003

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles M. Sioberg	Chairman of the Board	March 13, 2003
Charles M. Sioberg	and Director

/s/ William E. Snell, Jr.	President and Chief Executive	March 13, 2003
William E. Snell, Jr.	Officer and Director

/s/ Elaine G. Meyers	Treasurer and Chief Financial	March 13, 2003
Elaine G. Meyers	Officer (Principal Financial
And Accounting Officer)

/s/ Charles S. Bender II	Director	March 13, 2003
Charles S. Bender II

/s/ G. Warren Elliott	Director	March 13, 2003
G. Warren Elliott

/s/ Donald A. Fry	Director	March 13, 2003
Donald A. Fry

/s/ Dennis W. Good, Jr.	Director	March 6, 2003
Dennis W. Good, Jr.

/s/ Allan E. Jennings, Jr.	Director	March 13, 2003
Allan E. Jennings, Jr.

/s/ H. Huber McCleary	Director	March 13, 2003
H. Huber McCleary

/s/ Jeryl C. Miller	Director	March 13, 2003
Jeryl C. Miller

/s/ Stephen E. Patterson	Director	March 13, 2003
Stephen E. Patterson

/s/ Kurt E. Suter	Director	March 13, 2003
Kurt E. Suter

/s/ Martha B. Walker	Director	March 13, 2003
Martha B. Walker

Certification Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

In connection with the Annual Report of  Franklin Financial Services Corporation (the “Corporation”) on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, William E. Snell, Jr., Chief Executive Officer of the Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 that;

1.               The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

2.               -The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ William E. Snell, Jr.

William E. Snell, Jr.

Chief Executive Officer

March 26, 2003

Certification Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

In connection with the Annual Report of  Franklin Financial Services Corporation (the “Corporation”) on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Elaine G. Meyers, Chief Financial Officer of the Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 that;

(1)                                  -The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

(2)                                  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Elaine G.Meyers

Elaine G. Meyers

Chief Financial Officer

March 26, 2003

Certification

I, William E. Snell, Jr., certify that:

1. I have reviewed this annual report on Form 10-K of Franklin Financial Services Corporation;

2. -Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. -Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. -The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) -designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) -evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) -presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. -The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) -all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) -any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. -The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regards to significant deficiencies and material weaknesses.

Date:  March 26, 2003

/s/ William E. Snell, Jr.
William E. Snell, Jr.
President and Chief Executive Officer

Certification

I, Elaine G. Meyers, certify that:

1. I have reviewed this annual report on Form 10-K of Franklin Financial Services Corporation;

2. -Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. -Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. -The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) -designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) -evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) -presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. -The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) -all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) -any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. -The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regards to significant deficiencies and material weaknesses.

Date:  March 26, 2003

/s/ Elaine G. Meyers
Elaine G. Meyers
Treasurer and Chief Financial Officer

Exhibit Index for the Year

Ended December 31, 2002

Item	Description
3.1	Articles of Incorporation of the Corporation.

Filed as Exhibit 3 to Form 10-Q Quarterly Report of the Corporation for the quarter ended September 30, 1999 and incorporated by reference.
3.2	Bylaws of the Corporation.

Filed as Exhibit 3 (i) to Current Report on Form 8-K filed on December 3, 1999 and incorporated herein by reference.
10.1	Deferred Compensation Agreements with Bank Directors.

Filed as Exhibit 10.1 to Form 10-K Annual Report of the Corporation for the year ended December 31, 2000 and incorporated herein by reference.
10.2	Director’s Deferred Compensation Plan.

Filed as Exhibit 10.2 to Form 10-K Annual Report of the Corporation for the year ended December 31, 2000 and incorporated herein by reference.
21	Subsidiaries of Corporation

23.1	Consent of Beard Miller Company LLP