Form 10-Q
period 2003-03-31
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2003-05-15
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Yes ☒     No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

There were 2,681,107 outstanding shares of the Registrant’s common stock as of May 1, 2003.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	March 31 2003	December 31 2002

ASSETS

Cash and due from banks	$12,949	$13,360
Interest bearing deposits in other banks and fed funds sold	736	1,212
Total cash and cash equivalents	13,685	14,572
Investment securities available for sale	158,900	166,269
Loans	326,570	322,361
Allowance for loan losses	(4,332)	(4,305)
Net Loans	322,238	318,056
Premises and equipment, net	9,767	9,792
Bank owned life insurance	9,927	9,788
Other assets	14,222	13,880
Total Assets	$528,739	$532,357

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand (non-interest bearing)	$56,495	$54,841
Savings and Interest checking	197,809	198,751
Time	118,468	118,295
Total Deposits	372,772	371,887

Securities sold under agreements to repurchase	34,827	37,978
Short term borrowings	4,250	9,850
Long term debt	61,834	59,609
Other liabilities	6,632	5,805
Total Liabilities	480,315	485,129

Shareholders’ equity:
Common stock $1 par value per share, 15,000 shares authorized with 3,045 shares issued and 2,681and 2,680 shares outstanding at March 31, 2003 and December 31, 2002, respectively.	3,045	3,045
Capital stock without par value, 5,000 shares authorized with no shares issued or outstanding	—	—
Additional paid in capital	19,765	19,762
Retained earnings	32,033	31,148
Accumulated other comprehensive income	818	525
Treasury stock, 364 shares and 365 shares at cost at March 31, 2003 and December 31, 2002, respectively	(7,237)	(7,252)

Total shareholders’ equity	48,424	47,228

Total Liabilities and Shareholders’ Equity	$528,739	$532,357

The accompanying notes are an integral part of these financial statements

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

	For the Three Months Ended March 31
	2003	2002

Interest Income
Loans	$4,983	$5,314
Interest and dividends on investments:
Taxable interest	897	1,023
Tax exempt interest	393	400
Dividend income	58	59
Interest on fed funds sold	—	2
Deposits and obligations of other banks	13	28
Total interest income	6,344	6,826

Interest Expense
Deposits	1,496	2,071
Securities sold under agreements to repurchase	85	162
Short term borrowings	7	1
Long term debt	849	797
Total interest expense	2,437	3,031
Net interest income	3,907	3,795
Provision for loan losses	269	335
Net interest income after provision for loan losses	3,638	3,460

Noninterest Income
Investment and trust services fees	626	585
Service charges and fees	665	519
Mortgage banking activities	167	123
Increase in cash surrender value of life insurance	139	138
Other	228	15
Securities gains	148	164
Total noninterest income	1,973	1,544

Noninterest Expense
Salaries and benefits	1,962	1,819
Net occupancy expense	257	186
Furniture and equipment expense	169	154
Advertising	119	102
Legal & professional fees	80	81
Data processing	292	260
Pennsylvania bank shares tax	111	106
Other	704	576
Total noninterest expense	3,694	3,284
Income before Federal income taxes	1,917	1,720
Federal income tax expense	388	302
Net income	$1,529	$1,418

Earning per share
Basic earnings per share	$0.57	$0.53
Weighted average shares outstanding (000’s)	2,681	2,654

Diluted earnings per share	$0.57	$0.53
Weighted average shares outstanding (000’s)	2,688	2,658

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

for the three months ended  March 31, 2003 and 2002

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total

(Dollars in thousands, except per share data)

Balance at December 31, 2001	$3,045	$19,746	$28,769	$224	$(6,519)	$45,265

Comprehensive income:
Net income	—	—	1,418	—	—	1,418
Unrealized gain on securities, net of reclassification adjustments	—	—	—	305	—	305
Unrealized gain on hedging actvities, net of reclassification adjustments	—	—	—	218	—	218
Total Comprehensive income						1,941

Cash dividends declared, $.47 per share	—	—	(1,271)	—	—	(1,271)
Common stock issued under stock option plans	—	2	—	—	28	30
Acquisition of 19,788 shares of treasury stock	—	—	—	—	(492)	(492)
Balance at March 31, 2002	$3,045	$19,748	$28,916	$747	$(6,983)	$45,473

Balance at December 31, 2002	$3,045	$19,762	$31,148	$525	$(7,252)	$47,228

Comprehensive income:
Net income	—	—	1,529	—	—	1,529
Unrealized gain on securities, net of reclassification adjustments	—	—	—	157	—	157
Unrealized gain on hedging actvities, net of reclassification adjustments				136		136
Total Comprehensive income						1,822

Cash dividends declared, $.24 per share	—	—	(644)	—	—	(644)
Common stock issued under stock option plans	—	3	—	—	15	18
Balance at March 31, 2003	$3,045	$19,765	$32,033	$818	$(7,237)	$48,424

The accompanying notes are an integral part of these financial statements.

 CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31
(Amounts in thousands)	2003	2002
Cash flows from operating activities
Net income	$1,529	$1,418
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	256	220
Net amortization (accretion) on investment securities	176	(25)
Amortization and write down of mortgage servicing rights	53	24
Provision for loan losses	269	335
Securities gains, net	(148)	(164)
Loans originated for sale	(8,606)	(7,822)
Proceeds from sale of loans	11,822	7,920
Gain on sales of loans	(164)	(98)
Gain on sale of premises	(221)	—
Increase in cash surrender value of life insurance	(139)	(138)
(Increase) in interest receivable and other assets	(202)	(1,260)
Increase in interest payable and other liabilities	850	590
Other , net	(97)	(73)
Net cash provided by operating activities	5,378	927

Cash flows from investing activities
Proceeds from sales of investment securities available for sale	297	1,623
Proceeds from maturities of investment securities available for sale	16,929	8,771
Purchase of investment securities available for sale	(9,669)	(18,464)
Net increase in loans	(7,591)	(10,676)
Proceeds from sale of premises	225	—
Capital expenditures	(189)	(427)
Net cash provided by (used in) investing activities	2	(19,173)

Cash flows from financing activities
Net increase in demand deposits, NOW accounts and savings accounts	712	4,141
Net increase in certificates of deposit	173	2,241
Net decrease in short term borrowings	(8,751)	(749)
Long term debt advances	2,500	10,350
Long term debt payments	(275)	(187)
Dividends paid	(644)	(595)
Common stock issued under stock option plans	18	30
Purchase of treasury shares	—	(492)
Net cash (used in) provided by financing activities	(6,267)	14,739

Decrease in cash and cash equivalents	(887)	(3,507)
Cash and cash equivalents as of January 1	14,572	16,539
Cash and cash equivalents as of March 31	$13,685	$13,032

The accompanying notes are an integral part of these statements.

FRANKLIN FINANCIAL SERVICES CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The consolidated balance sheets as of March 31, 2003 and December 31, 2002, the consolidated statements of income for the three-month periods ended March 31, 2003 and 2002, the consolidated statements of changes in shareholders’ equity for the three month periods ended March 31, 2002 and March 31, 2003 and the consolidated statements of cash flows for the three-month periods ended March 31, 2003 and 2002 have been prepared by the Corporation, without audit where indicated.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2003, and for all periods presented have been made.

The consolidated financial statements include the accounts of Franklin Financial Services Corporation (the Corporation), and its wholly-owned subsidiary, Farmers and Merchants Trust Company of Chambersburg (the Bank) and the Bank’s wholly-owned subsidiary, Franklin Realty Services Corporation.  All significant intercompany transactions and account balances have been eliminated.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Corporation’s 2002 Annual Report on Form 10-K.  The results of operations for the period ended March 31, 2003, are not necessarily indicative of the operating results for the full year.

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

Earnings per share is computed based on the weighted average number of shares outstanding during each quarter, adjusted retroactively for stock splits and dividends. A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

	For the quarter ended March 31
(Amounts in thousands)	2003	2002
Weighted average shares outstanding (basic)	2,681	2,654

Impact of common stock equivalents, primarily stock options	7	4

Weighted average shares outstanding (diluted)	2,688	2,658

Note 2. Capital Adequacy

Quantitative measures established by regulation to ensure capital adequacy require financial institutions to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. The Capital ratios of the Corporation and its bank subsidiary are as follows:

	As of March 31, 2003 (unaudited)
	Actual		Minimum Capital Required		Capital Required To Be Considered Well Capitalized
(Amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to Risk Weighted Assets)
Corporation	$51,021	13.30%	$30,684	8.00%	N/A
Bank	42,454	11.32%	30,200	8.00%	$37,496	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Corporation	$46,689	12.17%	$15,342	4.00%	N/A
Bank	38,052	10.15%	14,999	4.00%	$22,498	6.00%

Tier 1 Capital (to Average Assets)
Corporation	$46,689	8.94%	$20,890	4.00%	N/A
Bank	38,052	7.39%	20,587	4.00%	$26,309	5.00%

NOTE 3 – Stock Repurchase Program

On March 6, 2003, the Board of Directors authorized the repurchase of up to 50,000 shares of the Corporation’s $1.00 par value common stock.  The repurchases are authorized to be made from time to time over a twelve-month period ending in March 2004, in open market or privately negotiated transactions.  The repurchased shares will be held as treasury shares available for issuance in connection with future stock dividends and stock splits, employee benefit plans, executive compensation plans, and for issuance under the Dividend Reinvestment Plan and other corporate purposes.  During the first quarter ended March 31, 2003, no shares of the Corporation’s common stock were repurchased.

Note 4. Comprehensive Income

The components of other comprehensive income are as follows:

	Three months ended March 31
(Amounts in thousands)	2003	2002
Investment Securities:
Unrealized holding gains arising during the period	$386	$626
Reclassification adjustments for gains included in net income	(148)	(164)

Cash-flow Hedges:

Unrealized holding gains arising during the period	14	167
Reclassification adjustments for losses included in net income	192	163
Other comprehensive income	444	792
Tax Effect	(151)	(269)
Other comprehensive income, net of tax	$293	$523

NOTE 5 – Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  This Interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under certain specified guarantees.  FIN 45 clarifies the requirements of FASB Statement No. 5, “Accounting for Contingencies.”  In general FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability or equity security of the guaranteed party, which would include financial standby letters of credit.  Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this Interpretation, including, among others, guarantees related to commercial letters of credit and loan commitments.  The disclosure requirements of FIN 45 require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee and the current amount of the liability, if any, for the guarantor’s obligations under the guarantee.  The accounting recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002.  Adoption of FIN 45 did not have a significant impact on the Company’s financial condition or results of operations.

Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments.  The Company had $1,553,000 of standby letters of credit as of March 31, 2003.  The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments.

The majority of these standby letters of credit expire within the next twelve months.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments.  The Company requires collateral and personal guarantees supporting these letters of credit as deemed necessary.  Management believes that the proceeds obtained through the liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of March 31, 2003 for guarantees under standby letters of credit issued after December 31, 2002 is not material.

In April 2003, the Financial Accounting Standards Board issued Statement No. 149, “Amendment of Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.”  This statement clarifies the definition of a derivative and incorporates certain decisions made by the Board as part of the Derivatives Implementation Group process.  This statement is effective for contracts entered into or modified, and for hedging relationships designated after June 30, 2003 and should be applied prospectively.  The provisions of the Statement that relate to implementation issues addressed by the Derivatives Implementation Group that have been effective should continue to be applied in accordance with their respective effective dates.  Adoption of this standard is not expected to have a significant impact on the Corporation’s financial condition or results of operations.

NOTE 6 – Stock Based Compensation

The Corporation has elected to follow the disclosure requirements of FASB Statement No. 123, “Accounting for Stock-Based Compensation.”  Accordingly, no compensation expense for the plans has been recognized in the financial statements of the Corporation.  Had compensation cost for the plans been recognized in accordance with Statement No. 123, the Corporation’s net income and per share amounts would have been reduced to the following pro-forma amounts.

		Three Months Ended March 31
		2003	2002
(Amounts in thousands, except per share)
Net Income:	As reported	$1,529	$1,418
	Compensation not expensed	(17)	(7)
	Proforma	$1,512	$1,411

Basic earnings per share:	As reported	$0.57	$0.53
	Proforma	0.56	0.53

Diluted	As reported	$0.57	$0.53
	Proforma	0.56	0.53

Management’s Discussion and Analysis of

Results of Operations and Financial Condition

For the Three Month Periods

Ended March 31, 2003 and 2002

Part 1. Item 2

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

Critical Accounting Policies

Management has identified critical accounting policies for the Corporation to include Allowance for Loan Losses, Mortgage Servicing Rights, Financial Derivatives and Stock-based Compensation. There were no new critical accounting policies adopted during the interim period nor were there any changes to the critical accounting policies disclosed in the 2002 Annual Report on Form 10-K in regards to application or related judgements and estimates used.  Please refer to Item 7 on pages 8, 9 and 10 of the Corporation’s 2002 Annual Report on Form 10-K for a more detailed disclosure of the critical accounting policies.

Results of Operations

The Corporation reported earnings of $1,529,000 for the first quarter ended March 31, 2003, compared to $1,418,000 for the first quarter of 2002, representing an increase of 7.8%.  Basic earnings per share for the first quarter of 2003 were $.57 versus $.53 per share for the first quarter of 2002.  Diluted earnings per share were $.57 and $.53 for the quarters ended March 31, 2003 and 2002, respectively.  Per share earnings are weighted to reflect the impact of the stock repurchase program.  Book value per share at March 31, 2003 equaled $18.06 versus $16.91 at March 31, 2002.

The Corporation’s annualized return on average assets (ROA) and return on average equity (ROE) for the first quarter of 2003 were 1.17% and 12.72%, respectively, compared to 1.11% and 12.27%, respectively, for the first quarter of 2002.

Net Interest Income

Net interest income in the first quarter of 2003 showed a modest increase of $112,000, or 2.95%, to $3.9 million versus $3.8 million for the first quarter of 2002.  Higher volumes of investment securities and loans, offset somewhat by lower volumes of interest-bearing liabilities in the first quarter of 2003 versus the first quarter of 2002, contributed $201,000 to net interest income.  Reduced yields on investment securities and loans outpaced the lower cost of funds on interest-bearing liabilities and reduced net interest income by $89,000.  Net interest spread for the quarter was 3.14%, virtually unchanged from 3.13% for the first quarter of 2002.  Net interest margin slipped 5 basis points to 3.47% at March 31, 2003 from 3.52% at March 31, 2002.

Provision for loan losses

The Corporation charged $269,000 against earnings for loan losses in the first quarter ended March 31, 2003 compared to $335,000 for the first quarter of 2002. Lower net charge-offs for the period were primarily responsible for the decrease in provision. For more information concerning nonperforming loans refer to the Loan Quality discussion.

Noninterest Income

Total noninterest income, excluding securities gains, increased $445,000, or 32.2%, to $1.8 million for the first quarter of 2003 versus $1.4 million for the first quarter of 2002.  Investment and trust services fees increased $41,000, or 7.0%, to $626,000 for the three months ended March 31, 2003 primarily due to new business.  A new retail overdraft protection program implemented at the end of the third quarter of 2002 drove the increase in service charges and fees for the first quarter of 2003.  Fees from all retail overdraft services increased approximately $115,000 to $257,000 for the first quarter of 2003 versus approximately $142,000 for the first quarter of 2002.  Also contributing to the increase in service charges and fees was higher customer usage of debit cards resulting in revenues generated from this service totaling  $70,000 for the first quarter, $31,000 more than first quarter 2002.  Mortgage banking activities were very strong in the first quarter of 2003 reflecting an increase of $44,000, or 35.8%, to $167,000 for the quarter versus $123,000 for the first quarter of 2002.  A gain of $221,000 that related to a settlement with the State of Pennsylvania regarding the Guilford Hills Community Office accounted for the increase in other noninterest income for the first quarter of 2003 versus 2002.

Securities gains realized in the first quarter of 2003 totaled $148,000 and compared to $164,000 for the first quarter of 2002.  Gains in both quarters came from the Corporation’s available for sale equities portfolio.

Noninterest Expense

Total noninterest expense for the first quarter of 2003 increased $410,000, or 12.5%, to $3.7 million compared to $3.3 million for the same period in 2002.  Salaries and benefits expense increased $143,000 or 7.8%, to $1.9 million for the first quarter of 2003 versus $1.8 million for the same period in 2002.  Salaries expense increased approximately $34,000, or 2.6%, while benefits expense increased a net of approximately $109,000, or 20.9%. Although various benefits recorded increases or decreases during the quarter, a $100,000 funding of a new scholarship program that will benefit the children of employees accounted for the majority of the increase in benefits during the first quarter of 2003 versus 2002.  Net occupancy expense increased a net $71,000, or 38.2%, to $257,000 for the first quarter of 2003 versus

$186,000 for the first quarter of 2002.  Additional expenses related to the new headquarters building, which was not fully occupied until the second quarter of 2002, and snow removal costs during the quarter accounted for the increase.  The increase of $129,000 to $705,000 in other noninterest expense for the first quarter of 2003 was primarily related to higher loan collection and foreclosed real estate expense (up $70,000, or 287%), State corporate taxes (up $44,000, or 110% due to a refund in the first quarter of 2002) and a $15,000 expense associated with Pennbanks, an equity investment of the Corporation.

Federal income tax expense for the first quarter ended March 31, 2003, totaled $388,000 as compared to $302,000 for the first quarter ended March 31, 2002.  The Corporation’s effective tax rate for the three months ended March 31, 2003, was 20.2% compared to 17.6% for the three months ended March 31, 2002.  The increase in the effective tax rate for the three-month period ended March 31, 2003, was primarily due to lower tax-free income relative to pretax income.  All taxable income for the Corporation is taxed at a rate of 34%.

Financial Condition

Total assets slipped to $528.7 million at March 31, 2003 from $532.3 million at December 31, 2002, a decrease of $3.6 million, or, less than 1%.  Contributing to the decrease in total assets were calls, sales and maturities from the investment portfolio  and a decrease in total cash and cash equivalents.  Proceeds received from calls, sales and maturities were used to fund an increase of $4.2 million in loans and to pay down short-term borrowings.

Total deposits grew slightly with an increase of $885,000 to $372.77 million at March 31, 2003 from $371.89 million at December 31, 2002. More than offsetting this small increase was a decrease of $3.1 million, or 8.2%, to $34.8 million at March 31, 2003, in Securities sold under agreements to repurchase (Repos).  Balances in Repos are cash management accounts for businesses that can fluctuate greatly from one day to the next.  The $5.6 million decrease in short-term borrowings to $4.2 million at March 31, 2003, from $9.8 million at December 31, 2002, was driven by improved cash flows.  A take-down of $2.5 million in long-term debt from the Federal Home Loan Bank of Pittsburgh to match fund a specific loan accounted for most of the increase in long-term debt during the three-month period ended March 31, 2003.  The $827,000 increase in other liabilities to $6.6 million at March 31, 2003 from $5.8 million at December 31, 2002, was due to higher ATM clearings, deferred taxes and expense accruals.

Total shareholders’ equity recorded an increase of $1.2 million to $48.4 million at March 31, 2003 from $47.2 million at year-end 2002.  Retained earnings from the quarter accounted for most of the increase in shareholders’ equity for the three-month period.  Cash dividends declared reduced retained earnings in the first quarter of 2003 by $644,000.

Capital adequacy is currently defined by regulatory agencies through the use of several minimum required ratios.  At March 31, 2003, the Corporation was well capitalized as defined by the banking regulatory agencies.  The Corporation’s leverage ratio, Tier I and Tier II risk-based capital ratios at March 31, 2003 were 8.94%, 12.17%, and 13.3%, respectively.  For more information on capital ratios refer to Note 2 of the accompanying financial statements.

Loan Quality

Net charge-offs for the first quarter ended March 31, 2003, totaled $241,000 compared to $279,000 for the first quarter of 2002. Commercial and industrial loans comprised 82% of the first quarter

2003 charge-offs compared to 80% for the first quarter of 2002. The ratio of annualized net charge-offs to average loans was .33% at March 31, 2003 compared to .36% at December 31, 2002.

Nonperforming loans recorded a slight increase to $3.5 million at March 31, 2003 from $3.4 million at December 31, 2002. Included in nonperforming loans at March 31, 2003, were nonaccrual loans totaling $3.1 million and loans past due 90 days or more totaling $428,000 compared to $2.8 million and $645,000, respectively at December 31, 2002.  The Corporation held foreclosed real estate totaling $1.5 million at March 31, 2003 and at December 31, 2002.  Nonperforming assets represented  .96% of total assets at March 31, 2003 compared to .94% at December 31, 2002.

The allowance for loan losses totaled $4.3 million at March 31, 2003, and at December 31, 2002.  The allowance represents 1.33% and 1.34%, of total loans at March 31, 2003 and December 31, 2002, respectively.  The allowance provided coverage for nonperforming loans at a rate of just over 1.2 times at March 31, 2003.

Local economy

The Franklin County economy continues to be stable. The most recent unemployment rates released by the Pennsylvania Department of Labor & Industry by County were for February 2003.  The Franklin County unemployment rate for February 2003 was reported to be 5.6%.  This rate was up from 5.2% for March 2002 but compares favorably to the March 2003 rates of 5.8% for the State and the Nation.

Liquidity

The Corporation’s liquidity ratio (net cash, short-term and marketable assets divided by net deposits and short-term liabilities) was 33.8% at March 31, 2003. The Corporation has the ability to borrow funds from the Federal Home Loan Bank of Pittsburgh, if necessary, to enhance its liquidity position.  At March 31, 2003, the funding available to the Corporation with FHLB is approximately $105 million. Management believes that liquidity is adequate to meet the borrowing and deposit needs of its customers.

Off Balance Sheet Commitments

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk.  These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments.  Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation. Unused commitments and standby letters of credit totaled $85.0 million and $93.3 million, respectively, at March 31, 2003 and December 31, 2002.

The Corporation has entered into various contractual obligations to make future payments.  These obligations include time deposits, long-term debt and operating leases.  At March 31, 2003, the total of these obligations did not change significantly from what was reported at December 31, 2002.

PART I, Item 3

Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the Corporation’s exposure to market risk during the first quarter ended March 31, 2003. For more information on market risk refer to the Corporation’s 2002 10-K.

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

PART II – Other Information

Item 1.   Legal Proceedings

None

Item 2.   Changes in Securities and Use of Proceeds

None

Item 3.   Defaults by the Company on its Senior Securities

None

Item 4.   Results of Votes of Security Holders

None

Item 5.   Other Information

None

Item 6.   Exhibits and Reports on Form 8-K

(a)            Exhibits

99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

(b)           Reports on Form 8-K

A Form 8-K dated March 6, 2003, was filed in connection with a stock repurchase program.

FRANKLIN FINANCIAL SERVICES CORPORATION
and SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Franklin Financial Services Corporation

May 12, 2003	/s/ William E. Snell, Jr.
William E. Snell Jr.
President and Chief Executive Officer

May 12, 2003	/s/ Elaine G. Meyers
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

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: May 12, 2003

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

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: May 12, 2003

/s/ Elaine G. Meyers
Elaine G. Meyers
Treasurer and Chief Financial Officer