Form 10-Q
period 2003-06-30
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2003-08-12
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

There were 2,683,250 outstanding shares of the Registrant’s common stock as of August 1, 2003.

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2003, and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Corporation’s 2002 Annual Report on Form 10-K.  The results of operations for the period ended June 30, 2003, are not necessarily indicative of the operating results for the full year.

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

Earnings per share is computed based on the weighted average number of shares outstanding during each quarter, adjusted retroactively for stock splits and dividends. A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

	For the quarter ended June 30
(Amounts in thousands)	2003	2002
Weighted average shares outstanding (basic)	2,681	2,675

Impact of common stock equivalents, primarily stock options	7	4

Weighted average shares outstanding (diluted)	2,688	2,679

	For the six months ended June 30
(Amounts in thousands)	2003	2002
Weighted average shares outstanding (basic)	2,681	2,665

Impact of common stock equivalents, primarily stock options	5	15

Weighted average shares outstanding (diluted)	2,686	2,680

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	June 30 2003	December 31 2002

ASSETS

Cash and due from banks	$21,238	$13,360
Interest bearing deposits in other banks and fed funds sold	288	1,212
Total cash and cash equivalents	21,526	14,572
Investment securities available for sale	159,153	166,269
Loans	333,452	322,361
Allowance for loan losses	(4,480)	(4,305)
Net Loans	328,972	318,056
Premises and equipment, net	9,480	9,792
Bank owned life insurance	10,067	9,788
Other assets	14,280	13,880
Total Assets	$543,478	$532,357

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand (non-interest bearing)	$62,627	$54,841
Savings and Interest checking	206,043	198,751
Time	107,112	118,295
Total Deposits	375,782	371,887

Securities sold under agreements to repurchase	44,266	37,978
Short term borrowings	5,300	9,850
Long term debt	61,548	59,609
Other liabilities	6,330	5,805
Total Liabilities	493,226	485,129

Shareholders’ equity:
Common stock $1 par value per share, 15,000 shares authorized with 3,045 shares issued and 2,682 and 2,680 shares outstanding at June 30, 2003 and December 31, 2002, respectively.	3,045	3,045
Capital stock without par value, 5,000 shares authorized with no shares issued or outstanding	—	—
Additional paid in capital	19,767	19,762
Retained earnings	32,887	31,148
Accumulated other comprehensive income	1,777	525
Treasury stock, 363 shares and 365 shares at cost at June 30, 2003 and December 31, 2002, respectively	(7,224)	(7,252)
Total shareholders’ equity	50,252	47,228
Total Liabilities and Shareholders’ Equity	$543,478	$532,357

The accompanying notes are an integral part of these financial statements

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2003	2002	2003	2002

Interest Income
Loans	$5,087	$5,385	$10,070	$10,699
Interest and dividends on investments:
Taxable interest	777	1,033	1,674	2,056
Tax exempt interest	393	393	786	792
Dividend income	48	48	107	108
Interest on fed funds sold	—	22	—	24
Deposits and obligations of other banks	12	42	25	69
Total interest income	6,317	6,923	12,662	13,748

Interest Expense
Deposits	1,355	2,019	2,852	4,090
Securities sold under agreements to repurchase	98	187	183	349
Short term borrowings	7	—	14	1
Long term debt	855	847	1,704	1,644
Total interest expense	2,315	3,053	4,753	6,084
Net interest income	4,002	3,870	7,909	7,664
Provision for loan losses	657	365	925	700
Net interest income after provision for loan losses	3,345	3,505	6,984	6,964

Noninterest Income
Investment and trust services fees	622	606	1,248	1,191
Service charges and fees	760	520	1,426	1,039
Mortgage banking activities	381	69	547	193
Increase in cash surrender value of life insurance	140	141	279	279
Other	102	11	330	26
Securities gains	116	201	264	365
Total noninterest income	2,121	1,548	4,094	3,093

Noninterest Expense
Salaries and benefits	1,768	1,710	3,729	3,530
Net occupancy expense	237	213	495	398
Furniture and equipment expense	166	168	335	322
Advertising	271	185	389	286
Legal & professional fees	165	127	245	208
Data processing	282	244	574	505
Pennsylvania bank shares tax	111	107	221	212
Other	540	570	1,247	1,147
Total noninterest expense	3,540	3,324	7,235	6,608
Income before Federal income taxes	1,926	1,729	3,843	3,449
Federal income tax expense	376	308	764	610
Net income	$1,550	$1,421	$3,079	$2,839

Earnings per share
Basic earnings per share	$0.58	$0.53	$1.15	$1.07
Weighted average shares outstanding	2,681	2,675	2,681	2,665

Diluted earnings per share	$0.58	$0.53	$1.15	$1.06
Weighted average shares outstanding	2,688	2,679	2,686	2,680

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

for the six months ended  June 30, 2002 and 2003

(Dollars in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total

Balance at December 31, 2001	$3,045	$19,746	$28,769	$224	$(6,519)	$45,265

Comprehensive income:
Net income	—	—	2,839	—	—	2,839
Unrealized gain on securities, net of reclassification adjustments	—	—	—	1,137	—	1,137
Unrealized gain on hedging actvities, net of reclassification adjustments	—	—	—	(175)	—	(175)
Total Comprehensive income						3,801

Cash dividends declared, $.71 per share	—	—	(1,909)	—	—	(1,909)
Common stock issued under stock option plans	—	4	—	—	38	42
Acquisition of 35,936 shares of treasury stock	—	—	—	—	(894)	(894)
Balance at June 30, 2002	$3,045	$19,750	$29,699	$1,186	$(7,375)	$46,305

Balance at December 31, 2002	$3,045	$19,762	$31,148	$525	$(7,252)	$47,228

Comprehensive income:
Net income	—	—	3,079	—	—	3,079
Unrealized gain on securities, net of reclassification adjustments	—	—	—	1,242	—	1,242
Unrealized gain on hedging actvities, net of reclassification adjustments				10		10
Total Comprehensive income						4,331

Cash dividends declared, $.50 per share	—	—	(1,340)	—	—	(1,340)
Common stock issued under stock option plans	—	5	—	—	28	33
Balance at June 30, 2003	$3,045	$19,767	$32,887	$1,777	$(7,224)	$50,252

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30
(Amounts in thousands)	2003	2002
Cash flows from operating activities
Net income	$3,079	$2,839
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	510	471
Net amortization (accretion) on investment securities	428	(20)
Amortization and write down of mortgage servicing rights	164	54
Provision for loan losses	925	700
Securities gains, net	(264)	(365)
Loans originated for sale	(27,784)	(12,165)
Proceeds from sale of loans	31,458	12,309
Gain on sales of loans	(622)	(144)
Gain on sale of premises	(275)	—
Increase in cash surrender value of life insurance	(279)	(279)
(Increase) in interest receivable and other assets	(505)	(517)
Decrease in interest payable and other liabilities	(112)	(930)
Other, net	51	—
Net cash provided by operating activities	6,774	1,953

Cash flows from investing activities
Proceeds from sales of investment securities available for sale	573	2,219
Proceeds from maturities of investment securities available for sale	21,914	18,627
Purchase of investment securities available for sale	(13,699)	(29,301)
Net increase in loans	(15,042)	(7,820)
Proceeds from sale of premises	495	—
Capital expenditures	(326)	(881)
Net cash used in investing activities	(6,085)	(17,156)

Cash flows from financing activities
Net increase in demand deposits, NOW accounts and savings accounts	15,078	9,637
Net (decrease) increase in certificates of deposit	(11,183)	1,602
Net increase in short term borrowings	1,738	12,714
Long term debt advances	2,519	10,350
Long term debt payments	(580)	(439)
Dividends paid	(1,340)	(1,909)
Common stock issued under stock option plans	33	42
Purchase of treasury shares	—	(894)
Net cash provided by financing activities	6,265	31,103

Increase in cash and cash equivalents	6,954	15,900
Cash and cash equivalents as of January 1	14,572	16,539
Cash and cash equivalents as of June 30	$21,526	$32,439

The accompanying notes are an integral part of these statements.

Note 2. Capital Adequacy

Quantitative measures established by regulation to ensure capital adequacy require financial institutions to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. The Capital ratios of the Corporation and its bank subsidiary are as follows:

	As of June 30, 2003 (unaudited)
	Actual		Minimum Capital Required		Capital Required To Be Considered Well Capitalized
(Amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to Risk Weighted Assets)
Corporation	$52,301	13.56%	$30,860	8.00%	N/A
Bank	43,378	11.51%	30,156	8.00%	$37,695	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Corporation	$47,699	12.37%	$15,430	4.00%	N/A
Bank	38,832	10.30%	15,078	4.00%	$22,617	6.00%

Tier 1 Capital (to Average Assets)
Corporation	$47,699	8.96%	$21,296	4.00%	N/A
Bank	38,832	7.40%	20,991	4.00%	$26,238	5.00%

NOTE 3 - Stock Repurchase Program

On March 6, 2003, the Board of Directors authorized the repurchase of up to 50,000 shares of the Corporation’s $1.00 par value common stock.  The repurchases are authorized to be made from time to time over a twelve-month period ending in March 2004, in open market or privately negotiated transactions.  The repurchased shares will be held as treasury shares available for issuance in connection with future stock dividends and stock splits, employee benefit plans, executive compensation plans, and for issuance under the Dividend Reinvestment Plan and other corporate purposes.  During the first six months ended June 30, 2003, no shares of the Corporation’s common stock were repurchased.

Note 4. Comprehensive Income

The components of other comprehensive income are as follows:

	Three months ended June 30		Six months ended June 30
(Amounts in thousands)	2003	2002	2003	2002
Investment Securities:
Unrealized holding gains arising during the period	$1,761	$1,462	$2,146	$2,088
Reclassification adjustments for gains included in net income	(116)	(201)	(264)	(365)

Cash-flow Hedges:

Unrealized holding gains arising during the period	(393)	(763)	(382)	(597)
Reclassification adjustments for losses included in net income	201	167	397	332
Other comprehensive income	1,453	665	1,897	1,458
Tax Effect	(494)	(226)	(645)	(496)
Other comprehensive income, net of tax	$959	$439	$1,252	$962

NOTE 5 – Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  This Interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under certain specified guarantees.  FIN 45 clarifies the requirements of FASB Statement No. 5, “Accounting for Contingencies.”  In general FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability or equity security of the guaranteed party, which would include financial standby letters of credit.  Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this Interpretation, including, among others, guarantees related to commercial letters of credit and loan commitments.  The disclosure requirements of FIN 45 require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee and the current amount of the liability, if any, for the guarantor’s obligations under the guarantee.  The accounting recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002.  Adoption of FIN 45 did not have a significant impact on the Corporation’s financial condition or results of operations.

Outstanding letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments.  The Bank had $1,543,000 of standby letters of credit as of June 30, 2003.  The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments.

The majority of these standby letters of credit expire within the next twelve months.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments.  The Company requires collateral and personal guarantees supporting these letters of credit as deemed necessary.  Management believes that the proceeds obtained through the liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of June 30, 2003 for guarantees under standby letters of credit issued after December 31, 2002 is not material.

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

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.”  This interpretation provides new guidance for the consolidation of variable interest entities (VIEs) and requires such entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among parties involved.  The interpretation also adds disclosure requirements for investors that are involved with unconsolidated VIEs.  The disclosure requirements apply to all financial statements issued after January 31, 2003.  The consolidation requirements apply immediately to VIEs created after January 31, 2003 and are effective for the first fiscal year or interim period beginning after June 15, 2003 for VIEs acquired before February 1, 2003.  The adoption of this interpretation did not have an impact on the Corporation’s financial condition or results of operations.

In May 2003, the Financial Standards Accounting Board issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  This Statement requires that an issuer classify a financial instrument that is within its scope as a liability.  Many of these instruments were previously classified as equity.  This Statement was effective for financial instruments entered into or modified after May 31, 2003 and otherwise was effective beginning July 1, 2003.  The adoption of this standard did not have an impact on the Corporation’s financial condition or results of operations.

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

		Three Months Ended June 30
(Amounts in thousands, except per share)		2003	2002
Net Income:	As reported	$1,550	$1,421
	Compensation not expensed	(28)	(49)
	Proforma	$1,522	$1,372

Basic earnings per share:	As reported	$0.58	$0.53
	Proforma	0.57	0.51

Diluted earnings per share:	As reported	$0.58	$0.53
	Proforma	0.57	0.51

		Six Months Ended June 30
(Amounts in thousands, except per share)		2003	2002
Net Income:	As reported	$3,079	$2,839
	Compensation not expensed	(46)	(56)
	Proforma	$3,033	$2,783

Basic earnings per share:	As reported	$1.15	$1.07
	Proforma	1.13	1.04

Diluted earnings per share:	As reported	$1.15	$1.06
	Proforma	1.13	1.04

Management’s Discussion and Analysis of

Results of Operations and Financial Condition

For the Three and Six-Month Periods

Ended June 30, 2003 and 2002

Part 1, Item 2

Forward Looking Statements

Certain statements appearing herein which are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements refer to a future period or periods, reflecting management’s current views as to likely future developments, and use words such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” or similar terms.  Because forward-looking statements involve certain risks, uncertainties and other factors over which the Corporation has no direct control, actual results could differ materially from those contemplated in such statements.  These factors include (but are not limited to) the following: general economic conditions, changes in interest rates, changes in the Corporation’s cost of funds, changes in government monetary policy, changes in government regulation and taxation of financial institutions, changes in the rate of inflation, changes in technology, the intensification of competition within the Corporation’s market area, and other similar factors.

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

Results of Operations

The Corporation reported earnings for the second quarter and six months ended June 30, 2003, totaling $1,550,000 and $3,079,000, respectively, representing increases of 9.0% and 8.5%, respectively, over the same periods in 2002.  Basic earnings per share for the second quarter and six months ended June 30, 2003 were $.58 and $1.15, respectively, versus $.53 and $1.07, respectively, for the same periods one year earlier.  Diluted earnings per share were $.58 and $1.15 for the quarter and six months, respectively, ended June 30, 2003 compared to $ .53 and $1.06 respectively, for the same periods in 2002.  Per share earnings are weighted to reflect the impact of the Corporation’s stock repurchase program. In the first six months of 2003 there were no common shares of the Corporation repurchased versus 35,936 shares repurchased in the first six months of 2002.  Book value per share at June 30, 2003 equaled $18.74 versus $17.32 at June 30, 2002.

The Corporation’s annualized return on average assets (ROA) and return on average equity (ROE) for the first six months of 2003 were 1.16% and 12.58%, respectively, compared to 1.08% and 12.23%, respectively, for the first six months of 2002.

Net Interest Income

Net interest income for the second quarter of 2003 showed modest improvement with an increase of $132,000, or 3.41%, to $4.0 million from $3.87 million for the second quarter of 2002.  Despite modest increases in the volume of interest-earning assets during the quarter, the lower overall yields on interest-earning assets more than offset the effects of added volume.  As a result, interest income decreased by $606,000 for the quarter.  More than offsetting the decrease in interest income was a decrease of $738,000 in interest expense, primarily from lower interest rates paid for interest-bearing liabilities.

Net interest income for the first six months of 2003 also showed modest improvement over the same period in 2002 with an increase of $245,000, or 3.20%, to $7.91 million from $7.66 million. Average interest-earning assets increased 2.3% during the six-month period ended June 30, 2003 versus 2002 and represented just over 93% of total assets.  The impact of lower yields earned on assets and lower rates paid on liabilities mirrored the second quarter resulting in an increase to net interest income.

The interest spread for the six months ended June 30, 2003 improved to 3.14% from 3.10% for the corresponding period ended June 30, 2002.  Net interest margin on a full tax equivalent basis decreased 2 basis points to 3.46% for the six months ended June 30, 2003 from 3.48% for the six months ended June 30, 2002.

Provision for loan losses

The Corporation charged $657,000 and $925,000 against earnings for loan losses for the three and six months periods ended June 30, 2003, respectively, compared to $365,000 and $700,000 for the same periods, respectively, in 2002.  Net charge-offs in the second quarter of 2003 increased by $378,000 to $509,000 versus $131,000 for the same period in 2002. The higher level of net charge-offs for the period and an increased volume of loans accounted for the higher provision for the second quarter and six months ended June 30, 2003.  For more information concerning nonperforming loans refer to the Loan Quality discussion.

Noninterest Income

Noninterest income, excluding securities gains, for the quarter ended June 30, 2003, increased $658,000,or 48.9%, to $2.0 million from $1.3 million for the same period ended June 30, 2002. The primary drivers of this increase in the second quarter was a new overdraft privilege service for consumers implemented late in the third quarter of 2002 and a significant increase in volume of mortgage banking activities.  The overdraft privilege service generated additional revenues of $150,000 for the second quarter of 2003. In addition, fees related to the high volumes of mortgage refinancing added $69,000, fees from debit cards and ATM surcharges combined added approximately $41,000. These fees were offset by lower fees from late charges on mortgages and lower fees from the sale of credit life, accident and health insurance.  Mortgage banking activities, primarily associated with mortgage sales to the secondary market (FNMA), added $312,000, net of mortgage servicing rights writedown, in the quarter ended June 30, 2003.  The second quarter writedown for mortgage-servicing rights totaled $110,000 versus $30,000 for the same period in 2002.  A settlement of a class-action claim in the second quarter of 2003 related to a previously owned equity investment totaled $87,000 and accounted for the increase in other income. Securities gains decreased $85,000 to $116,000 for the second quarter of 2003 versus $201,000 for the second quarter of 2002.

Noninterest income, excluding securities gains, for the six months ended June 30, 2003, increased $1.1 million, or 40.4%, to $3.8 million from $2.7 million for the same period ended June 30, 2002. The same items discussed above for the quarter impacted the six-month period.  Overdraft privilege added $265,000, mortgage refinancing fees added $91,000 and debit card and ATM fees added $77,000. These increases were offset by lower fees from late charges on mortgages and from the sale of credit life, accident & health insurance. Mortgage banking activities added $354,000 in revenues for the six months.  Other income increased $304,000 for the six months and includes a net gain of $221,000 from a settlement with the State of Pennsylvania regarding the Guilford Hills Community Office real estate and a class action settlement of $87,000 discussed above. Securities gains decreased $101,000 to $264,000 for the six months ended June 30, 2003 from $365,000 for the same period in 2002.

Noninterest Expense

Noninterest expense increased a net of $216,000, or 6.5%, to $3.54 million for the second quarter ended June 30, 2003 from $3.32 million for the quarter ended June 30, 2002. Salaries and benefits increased $58,000 to $1.8 million primarily due to increases in salary expense ($54,000), retirement plans ($74,000), health insurance ($32,000), pay-for-performance incentive ($15,000) and payroll taxes ($8,000) offset by higher deferred expenses ($125,000) related to loan origination expenses. Additional occupancy expense related to the Menno Village Community Office which opened in the first quarter of 2003 and higher utilities expense in 2003 versus 2002, which is related to the new headquarters building, accounted for the $24,000 increase to $237,000 for net occupancy expense in the second quarter of 2003. Advertising costs increased $86,000, or 46.5%, to $271,000 for the second quarter of 2003.  This increase was largely due to production costs related to new advertising campaigns and a new trust services  newsletter, and the promotion of a new community office located in Cumberland County  which opened in July. Legal and professional fees increased $38,000, or 30.0%, to $165,000 for the second quarter of 2003 from $127,000 for the second quarter of 2002. Higher expense related to the Bank’s outsourced internal audit as well as external audit and expenses associated with the implementation of the overdraft privilege service. Data processing expense increased $38,000, or 15.6%, to $282,000 for the second quarter of 2003 from $244,000 for the second quarter of 2002. Costs associated with normal system upgrades accounted for the majority of this increase. A decrease of $30,000 to $540,000 in other expense for the second quarter of 2003 was primarily related to lower loan collection expense and helped to offset the increased expenses discussed above.

Noninterest expense increased $627,000, or 9.48%, to $7.2 million for the six months ended June 30, 2003 versus $6.6 million for the same period ended June 30, 2002.  Salaries and benefits expense increased $199,000,or 5.6%, to $3.7 million for the six months ended June 30, 2003 versus $3.5 million for the same period ended June 30, 2002.  Increases in salaries expense (up $92,000), retirement plan expenses (up $144,000), health insurance expense (up $64,000) and pay-for-performance (up $26,000) contributed to higher  salaries and benefits.  In addition, a $100,000 funding of a new scholarship program that will benefit the children of employees also contributed to higher salaries and benefits expense.  Partially offsetting these increases were decreases in expenses associated with a stock incentive program (down $44,000), lower payroll taxes (down $37,000), lower education & training expense (down $24,000) and higher deferred expenses associated with loan originations of $131,000.  Net occupancy expense increased $97,000,or 24.4%, to $495,000 for the six-month period ended June 30, 2003. Higher depreciation, utilities and maintenance costs related to the new headquarters building placed in full service in the second quarter of 2002 were behind the increase in net occupancy.  Advertising expense increased $103,000 or 36.0% to $389,000 for the six months.  This increase was due to the same reasons discussed above for the second quarter.  Increases in legal and professional fees and data processing expense were due largely to higher auditing expense related to new regulatory requirements and upgrades of existing computer software, respectively.

Federal income tax expense for the second quarter and six months ended June 30, 2003 totaled $376,000 and $764,000, respectively, compared to $308,000 and $610,000, respectively, for the second quarter and six months ended June 30, 2002.  The Corporation’s effective tax rate for the six months ended June 30, 2003, was 19.8% compared to 17.7% for the six months ended June 30, 2002. The increase in the effective tax rate was attributable to a lower amount of tax-free income in relation to higher net income.  All taxable income for the Corporation is taxed at a rate of 34%.

Financial Condition

Total assets grew $11.1 million, or 2.1%, to $543.48 million at June 30, 2003 from $532.36 million at December 31, 2002, and averaged $528.11 million for the six- month period ended June 30, 2003. Investments decreased $7.1 million to $159.153 million at June 30, 2003 from $166.27 at December 31, 2002. Average investments recorded growth of $3.6 million, or 2.3%, for an average of $157.27 million for the six months. Maturities and calls from the bond portfolio as well as the sale of equities from the bank stock portfolio accounted for the decrease in investments. Total loans grew $11.09 million, or 3.4%, to $333.45 million at June 30, 2003 from $322.36 million at December 31, 2002. Commercial loans and mortgage loans recorded the most growth increasing $6.8 million and $4.1 million, respectively.  In addition to mortgage loans reflected on the balance sheet, there was a total of $27.8 million in mortgage loan activity to date in 2003 that was originated and sold to the secondary market, primarily FNMA.  Consumer loan growth was flat during the first six months with just enough activity to maintain the level of outstanding balances. Total loans recorded average growth of $14.1 million, or 4.6%, for a six-month average for 2003 of $327.1 million.

Total deposits grew $3.90 million, or 1.1%, to $375.78 million at June 30, 2003 from $371.89 million at December 31, 2002.  Average growth of deposits was $13.1 million, or 3.7%, for a six-month 2003 average of $371.3 million. Noninterest bearing demand and savings and interest checking deposit balances recorded modest growth while time deposit balances recorded modest decreases. The Bank has noted a small degree of flight from longer-term time deposits to more liquid accounts within the Bank and some flight from the Bank to the Personal Investment Center or to other financial institutions and/or brokerage houses.  Securities sold under agreements to repurchase (Repos) grew $6.29 million, or 16.5%, to $44.267 million at June 30, 2003 from $37.98 million at December 31, 2002.  Repos averaged $38.58 million for the first six months of 2003, a decrease of 20.3% from an average of $48.4 million in the same period ended June 30, 2002. Short-term borrowings with the Federal Home Loan Bank of Pittsburgh  (FHLB) were paid down by $4.5 million during the first six months of 2003 to $5.3 million. During the same period long-term debt with FHLB increased $1.9 million and was used to match-fund a specific loan in the first quarter of 2003.

Total shareholders’ equity recorded an increase of $3.0 million to $50.2 million at June 30, 2003 from $47.2 million at year-end 2002. Cash dividends declared in the first six months reduced shareholder’s equity by $1.3 million and represented 43.5% of earnings for that period.

Capital adequacy is currently defined by regulatory agencies through the use of several minimum required ratios.  At June 30, 2003, the Corporation was well capitalized as defined by the banking regulatory agencies.  The Corporation’s leverage ratio, Tier I and Tier II risk-based capital ratios at June 30, 2003 were 8.96%, 12.37%, and 13.56%, respectively.  For more information on capital ratios refer to Note 2 of the accompanying financial statements.

Loan Quality

Net charge-offs for the second quarter and six months ended June 30, 2003, totaled $509,000 and $750,000, respectively, compared to $131,000 and $409,000 for the second quarter and six months, respectively, of 2002. In both six-month periods, commercial loan losses represented greater than 80% of the total loan losses as Management continues to work through identified problem credits.  During the six-month period ended June 30, 2003, consumer loan net charge-offs decreased to 5.7% of total loan losses from 17% of total loan losses for the same period ended June 30, 2002. The ratio of annualized net charge-offs to average loans was .46% for the six months ended June 30, 2003 compared to .36% for the year ended December 31, 2002.

 Nonperforming loans increased $1.72 million to $5.177 million at June 30, 2003 from to $3.45 million at December 31, 2002. Included in nonperforming loans at June 30, 2003, were nonaccrual loans totaling $4.7 million and loans past due 90 days or more totaling $442,000 compared to $2.8 million and $651,000, respectively, at December 31, 2002.  The Corporation held foreclosed real estate totaling $1.5 million at June 30, 2003 and December 31, 2002.  Nonperforming assets represented 1.23 % of total assets at June 30, 2003 compared to ..94% at December 31, 2002.

The increase in nonaccrual loans was primarily the result of a large, participated commercial credit that was moved to nonaccrual by the lead bank.  Accordingly, F&M was required to move the credit into nonaccrual despite the fact that the loan was current at June 30, 2003.

The allowance for loan losses increased $175,000 to $4.480 million at June 30, 2003, compared to $4.305 million at December 31, 2002, primarily in response to the increase in nonperforming loans.   The allowance represents 1.34% of total loans at June 30, 2002 and December 31, 2002.  The allowance provided coverage for nonperforming loans at a rate of approximately .865 times at June 30, 2003.

Local economy

Unemployment in Franklin County dropped to 4.5% in June 2003 from 5.6% reported in February 2003 and is considered relatively stable. The June 2002 unemployment rate for the County was also 4.5%. The June 2003 unemployment rate tied the County for 11th among the state’s 67 counties.  Gains in employment are occurring in service industries and warehousing and retailing wholesale trades.  A recently opened Target distribution center south of Chambersburg accounted for many of the new jobs.  Manufacturing jobs were down from last year but have seen some improvement.  Franklin County is below the Pennsylvania and U.S. jobless rates, which were 5.8% and 6.5%, respectively, in June.

Liquidity

The Corporation’s liquidity ratio (net cash, short-term and marketable assets divided by net deposits and short-term liabilities) was 34.2% at June 30, 2003. The Corporation has the ability to borrow funds from the Federal Home Loan Bank of Pittsburgh (FHLB), if necessary, to enhance its liquidity position.  At June 30, 2003, the funding available to the Corporation with FHLB is approximately  $104.0 million. In addition to the funding available through FHLB, the Corporation also has unpledged and available-for-sale investment securities with a June 30, 2003 market value of approximately $58.2 million.  These securities could be used for liquidity purposes.  Management believes that liquidity is adequate to meet the borrowing and deposit needs of its customers.

Off Balance Sheet Commitments

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk.  These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments.  Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation.  Unused commitments and standby letters of credit totaled $83.4 million and $93.0 million, respectively, at June 30, 2003 and December 31, 2002.

The Corporation has entered into various contractual obligations to make future payments.  These obligations include time deposits, long-term debt and operating leases.  At June 30, 2003, the total of these obligations did not change significantly from what was reported at December 31, 2002.

PART I, Item 3

Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the Corporation’s exposure to market risk during the second quarter and six months ended June 30, 2003. For more information on market risk refer to the Corporation’s 2002 10-K.

PART I, Item 4

Controls and Procedures

Franklin Financial Services Corporation maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the company files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based upon their evaluation of those controls and procedures performed as of June 30, 2003, the chief executive officer and chief financial officer of Franklin Financial Services Corporation concluded that Franklin Financial Services Corporation’s disclosure controls and procedures were adequate.

Franklin Financial Services Corporation made no significant changes in its internal controls or in other factors that could significantly affect these controls during the quarter ended June 30, 2003.

PART II – Other Information

Item 1.   Legal Proceedings

None

Item 2.   Changes in Securities and Use of Proceeds

None

Item 3.   Defaults by the Company on its Senior Securities

None

Item 4.   Results of Votes of Security Holders

The 2003 Annual Meeting of Shareholders (the “Meeting”) of the Corporation was held on April 29, 2003.  The Meeting was held for the following purposes:

1.               Election of Directors.  To elect four Class C directors to hold office for 3 years from the date of election and until their successors are elected and qualified.

There was no solicitation in opposition to the nominees of the Board of Directors for election to the Board.  All nominees of the Board of Directors were elected.  The number of votes cast, as well as the number of votes withheld for each of the nominees for election to the Board of Directors, were as follows:

Nominee	Votes For	Votes Withheld
Donald A. Fry	2,222,005	13,934
H. Huber McCleary	2,227,645	8,294
Charles M. Sioberg	2,212,505	23,434
Kurt E. Suter	2,220,237	15,702

Item 5.   Other Information

None

Item 6.    Exhibits and Reports on Form 8-K

(a)            Exhibits

31.1 Rule 13a – 14(a)/15d-14(a) Certifications – Chief Executive Officer

31.2 Rule 13a – 14(a)/15d-14(a) Certifications – Chief Financial Officer

32.1 Section 1350 Certifications – Chief Executive Officer

32.2 Section 1350 Certifications – Chief Financial Officer

(b)           Reports on Form 8-K

A Form 8-K dated April 23, 2003, was filed related to the first quarter 2003 earnings release.

FRANKLIN FINANCIAL SERVICES CORPORATION

and SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Franklin Financial Services Corporation

August 11, 2003	/s/ William E. Snell, Jr.
William E. Snell Jr.
President and Chief Executive Officer

August 11, 2003	/s/ Elaine G. Meyers
Elaine G. Meyers
Treasurer and Chief Financial Officer