Form 10-Q
period 2003-09-30
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2003-11-13
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

There were 2,668,962 outstanding shares of the Registrant’s common stock as of November 4, 2003.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	September 30 2003	December 31 2002

ASSETS

Cash and due from banks	$12,436	$13,360
Interest bearing deposits in other banks and fed funds sold	17,183	1,212
Total cash and cash equivalents	29,619	14,572
Investment securities available for sale	156,399	166,269
Loans	334,861	322,361
Allowance for loan losses	(4,435)	(4,305)
Net Loans	330,426	318,056
Premises and equipment, net	9,381	9,792
Bank owned life insurance	10,244	9,788
Other assets	14,234	13,880
Total Assets	$550,303	$532,357

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand (non-interest bearing)	$56,255	$54,841
Savings and Interest checking	201,729	198,751
Time	127,759	118,295
Total Deposits	385,743	371,887

Securities sold under agreements to repurchase	47,129	37,978
Short term borrowings	—	9,850
Long term debt	61,259	59,609
Other liabilities	5,758	5,805
Total Liabilities	499,889	485,129

Shareholders’ equity:
Common stock $1 par value per share, 15,000 shares authorized with 3,045 shares issued and 2,688 and 2,680 shares outstanding at September 30, 2003 and December 31, 2002, respectively.	3,045	3,045
Capital stock without par value, 5,000 shares authorized with no shares issued or outstanding	—	—
Additional paid in capital	19,796	19,762
Retained earnings	33,619	31,148
Accumulated other comprehensive income	1,045	525
Treasury stock, 357 shares and 365 shares at cost at September 30, 2003 and December 31, 2002, respectively	(7,091)	(7,252)
Total shareholders’ equity
	50,414	47,228
Total Liabilities and Shareholders’ Equity
	$550,303	$532,357

The accompanying notes are an integral part of these financial statements

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2003	2002	2003	2002

Interest Income
Loans	$4,928	$5,288	$14,998	$15,987
Interest and dividends on investments:
Taxable interest	736	1,063	2,410	3,119
Tax exempt interest	393	394	1,179	1,186
Dividend income	47	61	153	169
Interest on fed funds sold	21	39	22	63
Deposits and obligations of other banks	7	49	31	119
Total interest income	6,132	6,894	18,793	20,643

Interest Expense
Deposits	1,234	1,929	4,086	6,018
Securities sold under agreements to repurchase	89	197	271	546
Short term borrowings	—	—	14	1
Long term debt	857	849	2,562	2,494
Total interest expense	2,180	2,975	6,933	9,059
Net interest income	3,952	3,919	11,860	11,584
Provision for loan losses	241	195	1,166	895
Net interest income after provision for loan losses	3,711	3,724	10,694	10,689

Noninterest Income
Investment and trust services fees	603	581	1,851	1,772
Service charges and fees	713	645	2,139	1,684
Mortgage banking activities	290	(225)	837	(32)
Increase in cash surrender value of life insurance	125	137	404	416
Other	5	11	336	36
Securities gains	14	—	277	365
Total noninterest income	1,750	1,149	5,844	4,241

Noninterest Expense
Salaries and benefits	1,818	1,741	5,548	5,270
Net occupancy expense	245	230	740	628
Furniture and equipment expense	164	160	499	481
Advertising	211	209	600	495
Legal & professional fees	171	127	417	335
Data processing	272	251	846	756
Pennsylvania bank shares tax	111	107	333	319
Other	710	627	1,954	1,776
Total noninterest expense	3,702	3,452	10,937	10,060
Income before Federal income taxes	1,759	1,421	5,601	4,870
Federal income tax expense	329	210	1,092	820
Net income	$1,430	$1,211	$4,509	$4,050

Earning per share
Basic earnings per share	$0.53	$0.45	$1.68	$1.52

Diluted earnings per share	$0.53	$0.45	$1.68	$1.51

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

for the nine months ended September 30, 2002 and 2003

(Dollars in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total

Balance at December 31, 2001	$3,045	$19,746	$28,769	$224	$(6,519)	$45,265

Comprehensive income:
Net income	—	—	4,050	—	—	4,050
Unrealized gain on securities, net of reclassification adjustments	—	—	—	1,685	—	1,685
Unrealized loss on hedging actvities, net of reclassification adjustments	—	—	—	(743)	—	(743)
Total Comprehensive income						4,992

Cash dividends declared, $.95 per share	—	—	(2,551)	—	—	(2,551)
Common stock issued under stock option plans	—	15	—	—	157	172
Acquisition of 35,936 shares of treasury stock	—	—	—	—	(894)	(894)
Balance at September 30, 2002	$3,045	$19,761	$30,268	$1,166	$(7,256)	$46,984

Balance at December 31, 2002	$3,045	$19,762	$31,148	$525	$(7,252)	$47,228

Comprehensive income:
Net income	—	—	4,509	—	—	4,509
Unrealized gain on securities, net of reclassification adjustments	—	—	—	337	—	337
Unrealized gain on hedging actvities, net of reclassification adjustments				183		183
Total Comprehensive income						5,029

Cash dividends declared, $.76 per share	—	—	(2,038)	—	—	(2,038)
Common stock issued under stock option plans	—	34	—	—	161	195
Balance at September 30, 2003	$3,045	$19,796	$33,619	$1,045	$(7,091)	$50,414

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30
(Amounts in thousands)	2003	2002
Cash flows from operating activities
Net income	$4,509	$4,050
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	768	732
Net amortization (accretion) on investment securities	667	26
Amortization and net write-down of mortgage servicing rights	184	435
Provision for loan losses	1,166	895
Securities gains, net	(277)	(365)
Loans originated for sale	(38,724)	(18,962)
Proceeds from sale of loans	42,650	19,193
Gain on sales of loans	(874)	(231)
Gain on sale of premises and equipment	(299)	—
Increase in cash surrender value of life insurance	(404)	(416)
Increase in interest receivable and other assets	(549)	(393)
Increase (decrease) in interest payable and other liabilities	36	(295)
Other, net	(44)	(3)
Net cash provided by operating activities	8,809	4,666

Cash flows from investing activities
Proceeds from sales of investment securities available for sale	1,282	2,219
Proceeds from maturities of investment securities available for sale	37,590	30,918
Purchase of investment securities available for sale	(28,881)	(48,760)
Net increase in loans	(16,793)	(9,119)
Proceeds from sale of premises and equipment	625	—
Capital expenditures	(549)	(1,156)
Net cash used in investing activities	(6,726)	(25,898)

Cash flows from financing activities
Net increase in demand deposits, NOW accounts and savings accounts	4,392	24,556
Net increase in certificates of deposit	9,464	1,386
Net (decrease) increase in short term borrowings	(699)	5,634
Long term debt advances	2,519	10,350
Long term debt payments	(869)	(846)
Dividends paid	(2,038)	(2,551)
Common stock issued under stock option plans	195	172
Purchase of treasury shares	—	(894)
Net cash provided by financing activities	12,964	37,807

Increase in cash and cash equivalents	15,047	16,575
Cash and cash equivalents as of January 1	14,572	16,539
Cash and cash equivalents as of September 30	$29,619	$33,114

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2003, and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Corporation’s 2002 Annual Report on Form 10-K.  The results of operations for the period ended September 30, 2003, are not necessarily indicative of the operating results for the full year.

For purposes of reporting cash flows, cash and cash equivalents include Cash and due from banks, Interest-bearing deposits in other banks and Federal funds sold.  Generally, Federal funds are purchased and sold for one-day periods.

Earnings per share is computed based on the weighted average number of shares outstanding during each period.  A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

	For the quarter ended September 30

(Amounts in thousands)	2003	2002

Weighted average shares outstanding (basic)	2,684	2,675

Impact of common stock equivalents, primarily stock options	7	5

Weighted average shares outstanding (diluted)	2,691	2,680

	For the nine months ended September 30
(Amounts in thousands)	2003	2002

Weighted average shares outstanding (basic)

2,682

2,668

Impact of common stock equivalents, primarily stock options	6	12

Weighted average shares outstanding (diluted)	2,688	2,680

Note 2.  Capital Adequacy

Quantitative measures established by regulation to ensure capital adequacy require financial institutions to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets.  The Capital ratios of the Corporation and its bank subsidiary are as follows:

	As of September 30, 2003 (unaudited)
	Actual		Minimum Capital Required		Capital Required To Be Considered Well Capitalized
(Amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to Risk Weighted Assets)
Corporation	$53,257	13.96%	$30,860	8.00%	N/A
Bank	44,732	11.99%	29,842	8.00%	$37,303	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Corporation	$48,626	12.75%	15,430	4.00%	N/A
Bank	40,227	10.78%	14,921	4.00%	$22,382	6.00%

Tier 1 Capital (to Average Assets)
Corporation	$48,626	8.98%	$21,664	4.00%	N/A
Bank	40,227	7.53%	21,380	4.00%	$26,725	5.00%

NOTE 3 – Stock Repurchase Program

On March 6, 2003, the Board of Directors authorized the repurchase of up to 50,000 shares of the Corporation’s $1.00 par value common stock.  The repurchases are authorized to be made from time to time over a twelve-month period ending March 2004, in open market or privately negotiated transactions.  The repurchased shares will be held as treasury shares available for issuance in connection with future stock dividends and stock splits, employee benefit plans, executive compensation plans, and for issuance under the Dividend Reinvestment Plan and other corporate purposes.  During the nine months ended September 30, 2003, no shares of the Corporation’s common stock were repurchased.

NOTE 4 – Comprehensive Income

The components of other comprehensive income (loss) are as follows:

	Three months ended September 30		Nine months ended September 30
(Amounts in thousands)	2003	2002	2003	2002
Investment Securities:
Unrealized holding (loss) gains arising during the period	$(1,357)	$830	$788	$2,918
Reclassification adjustments for gains included in net income	(14)	—	(277)	(365)

Cash-flow Hedges:
Unrealized holding gain (losses) arising during the period	52	(1,033)	(329)	(1,631)
Reclassification adjustments for losses included in net income	210	173	606	506
Other comprehensive income(loss)	(1,109)	(30)	788	1,428
Tax effect	377	10	(268)	(486)
Other comprehensive income(loss), net of tax	$(732)	$(20)	$520	$942

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

Outstanding letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments.  The Bank had $1,658,000 of standby letters of credit as of September 30, 2003.  The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments.

The majority of these standby letters of credit expire within the next twelve months.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments.  The Company requires collateral and personal guarantees supporting these letters of credit as deemed necessary.  Management believes that the proceeds obtained through the liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of September 30, 2003 for guarantees under standby letters of credit issued after December 31, 2002 is not material.

In April 2003, the Financial Accounting Standards Board issued Statement No. 149, “Amendment of Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.”  This statement clarifies the definition of a derivative and incorporates certain decisions made by the Board as part of the Derivatives Implementation Group process.  This statement is effective for contracts entered into or modified, and for hedging relationships designated after June 30, 2003 and should be applied prospectively.  The provisions of the Statement that relate to implementation issues addressed by the Derivatives Implementation Group that have been effective should continue to be applied in accordance with their respective effective dates.  Adoption of this standard did not have a significant impact on the Corporation’s financial condition or results of operations.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.”  This interpretation provides new guidance for the consolidation of variable interest entities (VIEs) and requires such entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among parties involved.  The interpretation also adds disclosure requirements for investors that are involved with unconsolidated VIEs.  The disclosure requirements apply to all financial statements issued after January 31, 2003.  The consolidation requirements apply immediately to VIEs created after January 31, 2003 and are effective December 31, 2003, for VIEs acquired before February 1, 2003.  The adoption of this interpretation is not expected to have an impact on the Corporation’s financial condition or results of operations.

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

		Three Months Ended September 30
(Amounts in thousands, except per share)		2003	2002

Net Income:	As reported	$1,430	$1,211
	Compensation not expensed	(17)	(50)
	Proforma	$1,413	$1,161

Basic earnings per share:	As reported	$0.53	$0.45
	Proforma	0.53	0.43

Diluted earnings per share:	As reported	$0.53	$0.45
	Proforma	0.53	0.43

		Nine Months Ended September 30
(Amounts in thousands, except per share)		2003	2002

Net Income:	As reported	$4,509	$4,050
	Compensation not expensed	(62)	(106)
	Proforma	$4,447	$3,944

Basic earnings per share:	As reported	$1.68	$1.52
	Proforma	1.66	1.48

Diluted earnings per share:	As reported	$1.68	$1.51
	Proforma	1.65	1.47

NOTE 7 – Contingencies

In the normal course of business, the Corporation is exposed to lawsuits, contingent liabilities and claims.  At the present time, the Corporation does not have sufficient information to be in a position to determine whether any such contingencies will have a materially adverse effect, in any future reporting periods, on its consolidated financial position or results of operations.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition
for the Three and Nine Month Periods
Ended September 30, 2003 and 2002

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

Critical Accounting Policies

Management has identified critical accounting policies for the Corporation to include Allowance for Loan Losses, Mortgage Servicing Rights, Financial Derivatives and Stock-based Compensation.  There were no new critical accounting policies disclosed in the 2002 Annual Report on Form 10-K in regards to application or related judgements and estimates used.  Please refer to Item 7 on pages 8, 9 and 10 of the Corporation’s 2002 Annual Report on Form 10-K for a more detailed disclosure of the critical accounting policies.

Results of Operations

The Corporation reported earnings for the third quarter and nine months ended September 30, 2003, totaling $1,430,000 and $4,509,000, respectively, representing increases of 18.1% and 11.3%, respectively, over the same periods in 2002.  The primary factor contributing to higher earnings in the third quarter of 2003 was related to the absence of a significant impairment charge on mortgage servicing rights like occurred in the third quarter of 2002.  In addition, for the third quarter and nine months, heavy mortgage refinancing volume and the subsequent sales added substantially to net income, as well as, a retail overdraft privilege program implemented at the end of the 2002 third quarter.  Basic earnings per share for the third quarter and nine months ended September 30, 2003 were $.53 and $1.68, respectively, versus $.45 and $1.52, respectively, for the same periods one year earlier.  Diluted earnings per share was unchanged from basic earnings per share for the third quarters ended September 30, 2003 and 2002, and was $1.68 for the nine months ended September 30, 2003 compared to $1.51 for the same period in 2002.  Per share earnings are weighted to reflect the impact of the Corporation’s stock repurchase program.  Book value per share at September 30, 2003 equaled $18.75 versus $17.53 at September 30, 2002.  Market value was $32.00 per common share at September 30, 2003 compared to $26.50 at September 30, 2002.

The Corporation’s annualized return on average assets (ROA) and return on average equity (ROE) for the first nine months of 2003 were 1.11% and 12.11%, respectively, compared to 1.02% and 11.53%, respectively, for the first nine months of 2002.

Net Interest Income

Net interest income for the third quarter of 2003 was relatively flat, increasing $33,000, or .84%, to $3.95 million compared to $3.92 million for the third quarter of 2002.  Interest income decreased $762,000 for the third quarter of 2003 versus the third quarter of 2002; at the same time, interest expense decreased $795,000 for the third quarter of 2003 versus the third quarter of 2002.  Lower rates paid on interest-bearing liabilities outpaced the lower yields earned on earning assets and was the driver behind the modest increase in net interest income for the third quarter ended September 30, 2003.

Net interest income for the first nine months of 2003 showed modest improvement over the same period in 2002 with an increase of $276,000, or 2.38%, to $11.860 from $11.58 million.  Average interest-earning assets increased 2.1% during the nine-month period ended September 30, 2003 versus the same period in 2002 and represented 94.3% of total assets.  Despite the net growth in interest earning assets during the nine months, the growth was not enough to offset a significant decrease of $1.85 million in interest income related to lower yields on the total average interest earning assets.  More than offsetting this decrease in interest income for the nine months was a decrease of $2.13 million in interest expense, primarily from lower rates paid for interest-bearing liabilities.

Interest spread for the nine months ended September 30, 2003 improved to 3.12% from 3.08% for the corresponding period ended September 30, 2002.  Net interest margin on a full tax-equivalent basis decreased 2 basis points to 3.43% for the nine months ended September 30, 2003 from 3.45% for the nine months ended September 30, 2002.

Provision for loan losses

For the three and nine-month periods ended September 30, 2003, the Corporation charged $241,000 and $1.17 million, respectively, against earnings for provision for loan losses compared to $195,000 and $895,000, respectively, for the same periods in 2002.  For more information concerning the provision for loan losses and nonperforming loans refer to the Loan Quality discussion later in this MD&A.

Noninterest Income

Total noninterest income for the third quarter ended September 30, 2003, excluding net securities gains, totaled $1.74 million, an increase of $587,000, or 51.1%.  A new overdraft privilege program implemented at the end of the third quarter in 2002 added approximately $135,000 to service charge and fee income.  This increase was partially offset by a decrease in loan fees for the quarter.  Mortgage banking income recorded a significant increase for the third quarter of 2003 versus the third quarter of 2002.  This increase was the driven by gains on the sale of mortgages and changes in the valuation of mortgage servicing rights.  Residential mortgages originated and sold in the third quarter of 2003 totaled $10.7 million versus $6.6 million for the third quarter of 2002, an increase in volume of 62.1%.  Accordingly, the Bank recorded an increase in gains from mortgage loans sold of $166,000 to $253,000 for the third quarter ended September 30, 2003.  Additionally, in the third quarter of 2002, a $340,000 impairment charge for mortgage servicing rights was charged against earnings versus a third quarter 2003 credit to earnings of $23,000 that partially reversed impairment charges previously recognized.

Total noninterest income, excluding net securities gains, for the nine months ended September 30, 2003 increased $1.69 million, or 43.6% to $5.57 million versus $3.88 million at September 30, 2002.  Service charges and fees increased $455,000, or 27.0%, to $2.14 million for the nine month period ended September 30, 2003 versus $1.68 million for the nine-month period ended September 30, 2002.  Fees from retail overdrafts and, to a lesser extent, fees earned from retail deposit accounts were primarily responsible for this.  Mortgage banking income increased $869,000 to $837,000 for the nine months ended September 30, 2003 from a loss of $32,000 for the nine-month period ended September 30, 2002.  An $18.5 million volume increase to $38.7 million in residential mortgages sold to the secondary market during the nine-month period ended September 30, 2003 was one contributing factor to the growth in mortgage banking income.  Another factor was a greatly reduced impairment charge against the mortgage servicing rights held on the balance sheet as discussed above for the third quarter.  Other noninterest income for the first nine months of 2003 increased $300,000 and was related to proceeds received from the settlement of two legal claims.

Securities gains for the third quarter ended September 30, 2003 totaled $14,000 versus none for the third quarter ended September 30, 2002.  For the nine months ended September 30, 2003, securities gains totaled $277,000 versus $365,000 for the same period ended September 30, 2002.

Noninterest Expense

Total noninterest expense for the third quarter ended September 30, 2003 recorded a net increase of $250,000, or 7.2%, to $3.70 million from $3.45 million for the third quarter of 2002.  Salaries and benefits expense rose  $77,000 to $1.82 million for the three months ended September 30, 2003 compared with $1.74 million for the third quarter ended September 30, 2002.  Salary expense, adjusted for deferred costs, recorded a decrease of $52,000 to $1.32 million for the third quarter.  Deferred costs, related to originating loans, were almost $107,000 higher for the third quarter of 2003 than the third quarter of 2002.  Salary expense without deferred costs grew by $55,000, or 3.63%, to $1.57 million for the third quarter ended September 30, 2003 compared to $1.52 million for the third quarter ended September 30, 2002.  Benefits expense increased $130,000, or 34.8%, to $502,000 for the third quarter ended September 30, 2003 versus $372,000 for the same period ended September 30, 2002.  For the quarter ended September 30, 2003, increases in benefits were primarily due to growth in health insurance and pension expense.  Legal and professional fees were $44,000, or 34.6%, higher for the third quarter ended September 30, 2003 due largely to costs associated with the retail overdraft privilege program.  Increases in other noninterest expense for the third quarter ended September 30, 2003 occurred in several categories, none of which were significant.

Total noninterest expense for the nine months ended September 30, 2003, increased $877,000, or 8.7%, to $10.94 million from $10.06 million for the same period ended September 30, 2002.  Salaries and benefits expense was up $278,000, or 5.27%, to $5.55 million for the nine months ended September 30, 2003.  Salary expense, adjusted for deferred costs, recorded a decrease of $91,000, or 2.27%, to $3.90 million.  Benefits expense increased $369,000, or 28.9% to $1.64 million for the period then ended.  Higher costs related to pay-for-performance, health insurance and pension expense were the primary contributors to the increase in benefits expense.  Occupancy expense increased $112,000, or 17.8%, to $740,000 for the nine-month period ended September 30, 2003 and was primarily related to the opening of two new community offices in 2003.  Advertising costs grew $105,000, or 21.2%, to $600,000 for the nine months ended September 30, 2003 due primarily to the opening of two new community offices and additional advertising to take advantage of recent bank mergers within the Bank’s marketing area.  The $82,000 increase in legal and professional fees for the nine months ended September 30, 2003 was almost entirely related to costs associated with the retail overdraft privilege program.  Costs associated with this program will be incurred in the first three years of the program, be based on a percentage of fee income earned and will end in 2006.  Data processing expense increased $90,000 to $846,000 from $756,000 at September 30, 2002 largely due to higher processing and software costs.  Other noninterest expense increased $178,000, or 10.0%, to $1.95 million at September 30, 2003 from $1.78 million at September 30, 2002.  Numerous expense items impacted this category with the largest increase related to other taxes.  Other tax expense increased $59,000 due to refunds received in 2002 from prior years amended state tax returns.

Federal income tax expense for the third quarter and nine months ended September 30, 2003 totaled $329,000 and $1.09 million, respectively, as compared to $210,000 and $820,000, respectively, for the third quarter and nine months ended September 30, 2002.  The Corporation’s effective tax rate for the nine months ended September 30, 2003, was 19.5% compared to 16.8% for the nine months ended September 30, 2002.  The increase in the effective tax rate was attributable to lower levels of tax-free income relative to higher pretax income for the nine-month period ended September 30, 2003.

Financial Condition

Total assets reached $550.3 million at September 30, 2003 from $532.4 million at December 31, 2002, an increase of $17.9 million, or, 3.4%.  Asset growth came primarily from interest bearing deposits in other banks, fed funds sold and loans and was funded primarily through decreases in investments, increases in deposits and retained earnings.  Interest-bearing deposits in other banks and fed funds sold grew $16.0 million to $17.2 million at September 30, 2003 from $1.2 million at December 31, 2002 and represent overnight lending to these banks.  Investment securities decreased $9.8 million, or 5.9%, to $156.4 million at September 30, 2003, while loans recorded an increase of $12.5 million, or 3.88%, to $334.8 million.  Loan growth for the nine months ended September 30, 2003, came primarily from residential real estate loans which grew 8.2% to $111.7 million.  During the nine months ended September 30, 2003, $81.0 million in residential real estate loans were closed; $59.2 million of those loans were refinanced mortgage loans.  Almost $39.0 million of the closed loans were sold on the secondary market primarily to FNMA and PHFA (Pennsylvania Housing Finance Agency).  In order to create more efficiency in the Bank’s mortgage-processing area and to satisfy FNMA requirements, management is in the process of implementing an underwriting quality control enhancement for mortgages originated through its mortgage services area.  This enhancement will be through a third-party vendor with implementation expected in the first quarter of 2004.  For the nine months ended September 30, 2003 consumer lending was flat, recording an increase of $128,000 to $55.6 million.  The incentives offered to consumers by automobile manufacturers had a negative impact on the Corporation’s automobile and truck lending.  That coupled with customers refinancing their mortgages at lower rates and rolling consumer debt into the refinancing, were the primary factors contributing to slow activity in consumer lending over the nine months.

Subsequent to the end of the third quarter, F&M Trust (the Bank) announced its partnering with American Home Bank, N.A.  to form Ameribanq Mortgage Group, LLC.  With F&M Trust’s $500,000 investment in Ameribanq, F&M Trust will own 25% of Ameribanq and will account for its ownership under the equity method.  Lindley Mortgage Corporation, owned by R. Daniel Lindley of Oak Hill, Virginia, combined its operations with Ameribanq Mortgage Group in October 2003.  Ameribanq Mortgage Group is headquartered in Fairfax, Virginia with a major operations center in Camp Springs, Maryland.  This new entity commenced operations on November 4, 2003.  Ameribanq Mortgage Group will employ 150 employees among its 22 locations primarily serving Virginia and Maryland.  Ameribanq Mortgage Group will offer a variety of mortgage services including conventional, VA/FHA, Alt-A, and second mortgages.  Both American Home Bank and F&M Trust will continue to offer mortgage services separately through their respective banks.  The Banks will provide funding, servicing, and secondary market management for mortgage loans originated by Ameribanq Mortgage Group.

Total deposits and customer repurchase agreements grew $23.0 million, or 5.6%, to $432.9 million at September 30, 2003, from $409.9 at December 31, 2002.  Deposit growth, primarily from time deposits followed by savings and interest checking, contributed almost $13.9 million; Repos contributed $9.1 million to the growth.  Included in the time deposit total of $127.8 million at September 30, 2003 are two short-term certificates totaling $16.0 million.  Generally, the low interest rate environment has challenged the bank’s ability to attract deposits for its funding source.

Total shareholders’ equity recorded an increase of $3.19 million to $50.4 million at September 30, 2003 from $47.2 million at year-end 2002.  Cash dividends declared in the first nine months of 2003 reduced shareholder’s equity by $2.0 million.  Net income for the nine-month period totaling $4.5 million more than offset the reduction from cash dividends paid to shareholders.

Capital adequacy is currently defined by regulatory agencies through the use of several minimum required ratios.  At September 30, 2003, the Corporation was well capitalized as defined by the banking regulatory agencies.  The Corporation’s leverage ratio, Tier I and Tier II risk-based capital ratios at September 30, 2003 were 8.98%, 12.75%, and 13.96%, respectively.  For more information on capital ratios refer to Note 2 of the accompanying financial statements.

Loan Quality

Net charge-offs for the third quarter and nine months ended September 30, 2003, totaled $286,000 and $1.36 million, respectively, compared to $198,000 and $607,000 for the third quarter and nine months, respectively, of 2002.  Commercial loans accounted for 96% of the first nine months 2003 charge-offs compared to 81% for the first nine months of 2002.  While these loans had specific impairment reserves, the provision expense also increased to $1.17 million for the nine months ended September 30, 2003 from $895,000 for the same period in 2002, primarily due to impairment on one specific credit worsening in 2003.  The ratio of annualized net charge-offs to average loans was .42% for the nine months ended September 30, 2003 compared to .36% for the year ended December 31, 2002.

Nonperforming loans increased $1.87 million to $5.32 million at September 30, 2003 compared to $3.45 million at December 31, 2002.  Included in nonperforming loans at September 30, 2003, were nonaccrual loans totaling $4.8 million and loans past due 90 days or more totaling $528,000 compared to $2.8 million and $651,000, respectively at December 31, 2002.  The increase in nonperforming loans for the nine months ended September 30, 2003, is related primarily to one significant commercial credit discussed below.  The Corporation held foreclosed real estate totaling $1.3 million at September 30, 2003 versus $1.5 million at December 31, 2002.  Subsequent to the end of the third quarter ended September 30, 2003, the Bank received settlement proceeds on one significant foreclosed property which reduced total foreclosed real estate to $299,000 at October 31, 2003.  Nonperforming assets represented 1.22% of total assets at September 30, 2003 compared to .94% at December 31, 2002.

Regularly scheduled payments were received during the third quarter of 2003 on a significant commercial loan participation that was moved to nonaccrual at June 30, 2003.  Although profitable through the end of the quarter, the borrower had requested a refinancing in order to enhance its cash flow.  The majority of the participant banks, holding 91% of the outstanding debt,  were unwilling to modify the terms of the credit agreement.  Subsequent to quarter end, the borrower proposed a discounted payoff.  The participant banks approved the discount based on the borrower’s fulfillment of certain conditions.  It is expected that the borrower will satisfy the conditions during the fourth quarter of 2003 and the Corporation will recognize an associated loan loss of approximately $1.3 million prior to year-end 2003.  The Corporation has fully reserved for this loss in the Allowance for Loan Losses.  Under the terms of an agreement, the Corporation may recover up to one third of this loss.

The allowance for loan losses totaled $4.43 million at September 30, 2003, compared to $4.30 million at December 31, 2002.  The allowance represents 1.32% and 1.34%, of total loans at September 30, 2003 and December 31, 2002, respectively.  The allowance provided 84% coverage for nonperforming loans at September 30, 2003.

Local economy

Unemployment in Franklin County improved to 3.5% in September from 4.5% in June 2003 and continues to be relatively stable.  Franklin County was hit hard by the 1995 BRAC (Base Reduction and Closure) and sees another BRAC looming on the horizon where 1,700 jobs could be in jeopardy.  A group called “Opportunity ‘05” has been formed to support the Letterkenny Army Depot.  The group is working very hard to keep Letterkenny off the BRAC list and is working with Depot management to help the Depot demonstrate and enhance its military value, which is the key to saving it.  Franklin County has attracted logistics businesses with four large companies establishing warehousing operations.  These operations have contributed to the improved unemployment rate the County has recorded in recent years, partially offsetting the loss of manufacturing jobs.  Local economic development groups continue to work to boost the number of high-tech jobs in the County and are evaluating the possibility of a community college in Franklin County.

Cumberland County reported an unemployment rate of 2.8% for September 2003 which was improved from 3.5% for June 2003.  The Corporation currently has six community offices located in Cumberland County and has plans to open two more in 2004.  With the County’s strong job market, strong economic base and its close proximity to Harrisburg, the Corporation believes that it can profitability grow its franchise with its entrance into the Cumberland County market.

The unemployment rates for the State and the Nation were reported to be 4.8% and 5.8%, respectively, for September 2003 versus 5.8% and 6.5%, respectively, for June 2003.

Liquidity

The Corporation’s liquidity ratio (net cash, short-term and marketable assets divided by net deposits and short-term liabilities) was 32.6% at September 30, 2003.  The Corporation has the ability to borrow funds from the Federal Home Loan Bank of Pittsburgh (FHLB), if necessary, to enhance its liquidity position.  At September 30, 2003, the funding available to the Corporation with the FHLB is approximately $113.0 million.  In addition to the funding available through the FHLB, the Corporation also has unpledged and available-for-sale investment securities with a September 30, 2003 market value of approximately $48.0 million.  These securities could be used for liquidity purposes.  Management believes that liquidity is adequate to meet the borrowing and deposit needs of its customers.

Off Balance Sheet Commitments

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk.  These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments.  Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation.  Unused commitments and standby letters of credit totaled $82.8 million and $93.0 million, respectively, at September 30, 2003 and December 31, 2002.

The Corporation has entered into various contractual obligations to make future payments.  These obligations include time deposits, long-term debt and operating leases.  At September 30, 2003, the total of these obligations did not change significantly from what was reported at December 31, 2002.

PART I, Item 3

Qualitative and Quantitative Disclosures about Market Risk

There were no material changes in the Corporation’s exposure to market risk during the third quarter and nine months ended September 30, 2003.  For more information on market rate risk refer to the Corporation’s 2002 Form10-K.

PART I, Item 4

Controls and Procedures

Franklin Financial Services Corporation maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the company files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based upon their evaluation of those controls and procedures performed as of September 30, 2003, the chief executive officer and chief financial officer of Franklin Financial Services Corporation concluded that Franklin Financial Services Corporation’s disclosure controls and procedures were adequate.

Franklin Financial Services Corporation made no significant changes in its internal controls or in other factors that could significantly affect these controls during the quarter ended September 30, 2003.

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
31.1 Rule 13a – 14(a)/15d-14(a) Certifications – Chief Executive Officer
31.2 Rule 13a – 14(a)/15d-14(a) Certifications – Chief Financial Officer
32.1 Section 1350 Certifications – Chief Executive Officer
32.2 Section 1350 Certifications - Chief Financial Officer

(b)	Reports on Form 8-K
A Form 8-K dated July 21, 2003, was filed related to the second quarter 2003 earnings release.

FRANKLIN FINANCIAL SERVICES CORPORATION
and SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Franklin Financial Services Corporation

November 13, 2003	/s/ William E. Snell, Jr.
William E. Snell, Jr.
President and Chief Executive Officer

November 13, 2003	/s/ Elaine G. Meyers
Elaine G. Meyers
Treasurer and Chief Financial Officer