Form 10-K
period 2003-12-31
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2004-03-24
CIK 723646

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-12126

FRANKLIN FINANCIAL SERVICES CORPORATION
(Exact name of registrant as specified in its charter)

PENNSYLVANIA (State or other jurisdiction of incorporation or organization)	25-1440803 (I.R.S. Employer Identification No.)
20 South Main Street, Chambersburg, PA (Address of principal executive offices)	17201-0819 (Zip Code)

(717) 264-6116
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act
 NONE

Securities registered pursuant to Section 12(g) of the Act:
 Common Stock, par value $1.00 per share
(Title of class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        The aggregate market value of the 2,358,751 shares of the Registrant's common stock held by nonaffiliates of the Registrant as of February 29, 2004, based on the price of such shares, was $81,046,684. There were 2,692,452 outstanding shares of the Registrant's common stock as of February 29, 2004.

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        The aggregate market value of the 2,340,726 shares of the Registrant's common stock held by nonaffiliates of the Registrant as of June 30, 2003 based on the price of such shares, was $73,732,869.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the definitive annual proxy statement to be filed, pursuant to Reg. 14A within 120 days after December 31, 2003, are incorporated into Part III.

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

        The Corporation conducts substantially all of its business through its direct banking subsidiary, F&M Trust, which is wholly owned. Another direct subsidiary, Franklin Financial Properties Corp. was organized in 2002 as a "qualified real estate subsidiary." F&M Trust, established in 1906, is a full-service, Pennsylvania-chartered commercial bank and trust company, which is not a member of the Federal Reserve System. F&M Trust, which operates 15 full service offices in Franklin and Cumberland Counties, Pennsylvania, engages in general commercial, retail banking and trust services normally associated with community banks and its deposits are insured (up to applicable limits) by the Federal Deposit Insurance Corporation (the "FDIC"). A wide variety of banking services are offered by F&M Trust to businesses, individuals, and governmental entities. These services include, but are not necessarily limited to, accepting and maintaining checking, savings, and time deposit accounts, providing investment and trust services, making loans and providing safe deposit facilities. Franklin Financial Properties Corp. was established to hold real estate assets used by F&M Trust in its banking operations.

        The Corporation's banking subsidiary is not dependent upon a single customer or a few customers for a material part of its business. Thus, the loss of any customer or identifiable group of customers would not materially affect the business of the Corporation or F&M Trust in an adverse manner. Also, none of the Corporation's business is seasonal. The Bank's lending activities consist primarily of commercial real estate, agricultural, commercial and industrial loans, installment and revolving loans to consumers, residential mortgage loans, and construction loans. Secured and unsecured commercial and industrial loans, including accounts receivable and inventory financing, and commercial equipment financing, are made to small and medium-sized businesses, individuals, governmental entities, and non-profit organizations. F&M Trust also participates in Pennsylvania Higher Education Assistance Act student loan programs and Pennsylvania Housing Finance Agency programs.

        Installment loans involve both direct loans to consumers and the purchase of consumer obligations from dealers and others who have sold or financed the purchase of merchandise, including automobiles and mobile homes, to their customers. The Bank's mortgage loans include long-term loans to individuals and to businesses secured by mortgages on the borrower's real property. Construction loans are made to finance the purchase of land and the construction of buildings thereon, and are secured by mortgages on real estate. In certain situations, the Bank acquires properties through foreclosure on delinquent mortgage loans. The Bank holds these properties until such time as they are sold.

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

Competition

        The Corporation and its banking subsidiary operate in a competitive environment that has intensified in the past few years as they have been compelled to share their market with institutions that are not subject to the regulatory restrictions on domestic banks and bank holding companies. Profit margins in the traditional banking business of lending and gathering deposits have declined as deregulation has allowed nonbanking institutions to offer alternative services to many of F&M Trust's customers.

        The principal market of F&M Trust is in Franklin County and western Cumberland County, Pennsylvania. The majority of the Bank's loan and deposit customers are in Franklin County. There are many commercial bank competitors in this region, in addition to credit unions, savings and loan associations, mortgage banks, brokerage firms and other competitors. The Bank competes with various strategies including customer service and convenience, a wide variety of products and services, and the pricing of loans and deposits. F&M Trust is the largest financial institution headquartered in Franklin County and had total assets of approximately $550.0 million on December 31, 2003.

Staff

        As of December 31, 2003, the Corporation and its banking subsidiary had 192 full-time equivalent employees. The officers of the Corporation are employees of the bank. Most employees participate in pension, profit sharing/bonus, and employee stock purchase plans and are provided with group life, health and major medical insurance. Management considers employee relations to be excellent.

Supervision and Regulation

        Various requirements and restrictions under the laws of the United States and under Pennsylvania law affect the Corporation and its subsidiary.

  General

        The Corporation is registered as a bank holding company and is subject to supervision and regulation by the Board of Governors of the Federal Reserve System under the Bank Holding Act of 1956, as amended. The Corporation has also made an effective election to be treated as a "financial holding company." Financial holding companies are bank holding companies that meet certain minimum capital and other standards and are therefore entitled to engage in financially related activities on an expedited basis; see further discussion below. As a financial holding company, the Corporation's activities and those of its bank subsidiary are limited to the business of banking and activities closely related or incidental to banking. Bank holding companies are required to file periodic reports with and are subject to examination by the Federal Reserve Board. The Federal Reserve Board has issued regulations under the Bank Holding Company Act that require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. As a result, the Federal Reserve Board, pursuant to such regulations, may require the Corporation to stand ready to use its resources to provide adequate capital funds to its bank subsidiary during periods of financial stress or adversity.

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

        The Bank is a state chartered bank that is not a member of the Federal Reserve System, and its deposits are insured (up to applicable limits) by the Federal Deposit Insurance Corporation (the "FDIC"). Accordingly, the Bank's primary federal regulator is the FDIC, and the Bank is subject to extensive regulation and examination by the FDIC and the Pennsylvania Department of Banking. The Bank is also subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. The Community Reinvestment Act requires the Bank to help meet the credit needs of the entire community where the Bank operates, including low and moderate-income census tracts. The Bank's rating under the Community Reinvestment Act, assigned by the FDIC pursuant to an examination of the Bank, is important in determining whether the bank may receive approval for, or utilize certain streamlined procedures in, applications to engage in new activities. Various consumer laws and regulations also affect the operations of the Bank. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

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

  Prompt Corrective Action Rules

        The federal banking agencies have regulations defining the levels at which an insured institution would be considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." The applicable federal bank regulator for a depository institution could, under certain circumstances, reclassify a "well-capitalized" institution as "adequately capitalized" or require an "adequately capitalized" or "undercapitalized" institution to comply with supervisory actions as if it were in the next lower category. Such a reclassification could be made if the regulatory agency determines that the institution is in an unsafe or unsound condition

(which could include unsatisfactory examination ratings). At December 31, 2003, the Corporation and the Bank each satisfied the criteria to be classified as "well capitalized" within the meaning of applicable regulations.

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

        Under these policies and subject to the restrictions applicable to the Bank, the Bank could declare, during 2004, without prior regulatory approval, aggregate dividends of approximately $28.5 million, plus net profits earned to the date of such dividend declaration.

  FDIC Insurance Assessments

        The FDIC has implemented a risk-related premium schedule for all insured depository institutions that results in the assessment of premiums based on capital and supervisory measures. Under the risk-related premium schedule, the FDIC assigns, on a semiannual basis, each depository institution to one of three capital groups (well-capitalized, adequately capitalized or undercapitalized) and further assigns such institution to one of three subgroups within a capital group. The institution's subgroup assignment is based upon the FDIC's judgment of the institution's strength in light of supervisory evaluations, including examination reports, statistical analyses and other information relevant to measuring the risk posed by the institution. Only institutions with a total capital to risk-adjusted assets ratio of 10% or greater, a Tier 1 capital to risk-based assets ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater, are assigned to the well-capitalized group. As of December 31, 2003, the Bank was well capitalized for purposes of calculating insurance assessments.

        The Bank Insurance Fund is presently fully funded at more than the minimum amount required by law. Accordingly, the 2004 Bank Insurance Fund assessment rates range from zero for those institutions with the least risk, to $0.27 for every $100 of insured deposits for institutions deemed to have the highest risk. The Bank is in the category of institutions that presently pay nothing for deposit insurance. The FDIC adjusts the rates every six months.

        While the Bank presently pays no premiums for deposit insurance, it is subject to assessments to pay the interest on Financing Corporation bonds. The Financing Corporation was created by Congress to issue bonds to finance the resolution of failed thrift institutions. Commercial banks and thrifts are subject to the same assessment for Financing Corporation bonds. The FDIC sets the Financing Corporation assessment rate every quarter. The Financing Corporation assessment for the Bank (and all other banks) for the first quarter of 2004 is an annual rate of $.0154 for each $100 of deposits.

  New Legislation

        No significant legislation in the financial services area was enacted in 2003. The Gramm-Leach-Bliley Act, enacted in 1999, changed certain banking laws that had been in effect since the early part of the 20th century. The most radical changes were that the separation between banking and the securities businesses mandated by the Glass-Steagall Act was removed, and the provisions of any state law that prohibits affiliation between banking and insurance entities were preempted. The provisions of federal law that preclude banking entities from engaging in non-financially related activities, such as manufacturing, were not changed. The Gramm-Leach-Bliley Act also contained a number of additional provisions, including the Right to Financial Privacy Act that directly affects banks and their customers.

        The USA PATRIOT Act, enacted in direct response to the terrorist attacks on September 11, 2001, strengthens the anti-money laundering provisions of the Bank Secrecy Act. Most of the new provisions added by the Act apply to accounts at or held by foreign banks, or accounts of or transactions with foreign entities. The Bank does not have a significant foreign business and does not expect this Act to materially affect its operations. The Act does, however, require the banking regulators to consider a bank's record of compliance under the Bank Secrecy Act in acting on any application filed by a bank. As the Bank is subject to the provisions of the Bank Secrecy Act (i.e., reporting of cash transactions in excess of $10,000), the Bank's record of compliance in this area will be an additional factor in any applications filed by it in the future. To the Bank's knowledge, its record of compliance in this area is satisfactory.

        The Sarbanes-Oxley Act was enacted in 2002. This Act is not a banking law, but applies to all public companies, including the Corporation. Sarbanes-Oxley is designed to restore investor confidence. Sarbanes-Oxley adopts new standards of corporate governance and imposes new requirements on the board and management of public companies. The chief executive officer and chief financial officer of a public company must now certify the financial statements of the company. New definitions of "independent directors" have been adopted, and new responsibilities and duties have been established for the audit and other committees of the board. In addition, the reporting requirements for insider stock transactions have been revised, requiring most transactions to be reported within two business days. While complying with Sarbanes-Oxley will result in increased costs to the Corporation, the additional costs have not been completely quantified. These costs may add significant expense to the Corporation.

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

        F&M Trust's headquarters is at 20 South Main Street, Chambersburg, Pennsylvania. This location houses a community banking office as well as operational support services. F&M Trust owns or leases twenty-four properties in Franklin (19) and Cumberland (5) Counties, Pennsylvania as described below:

Property	Owned	Leased
Community Banking Offices	11	4
Remote ATM Sites	1	3
Other Properties	3	2

        F&M Trust will be opening its sixteenth community banking office in a leased facility in March 2004.

Item 3. Legal Proceedings

        None

Item 4. Submission of Matters to a Vote of Security Holders

        None

Part II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

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

        The range of high and low bid prices is shown below for the years 2003 and 2002, as well as cash dividends paid for those periods. The bid quotations reflect interdealer quotations, do not include retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions. The closing price of Franklin Financial Services Corporation common stock recorded from an actual transaction on December 31, 2003, was $34.50. The Corporation had 1,945 shareholders of record as of December 31, 2003.

Market and Dividend Information
Bid Price Range Per Share

	2003			2002
(Dollars per share)	High	Low	Dividends Declared	High	Low	Dividends Declared
First quarter	$27.20	$26.35	$0.24	$24.80	$24.75	$0.22
Second quarter*	29.50	26.95	0.26	26.75	24.80	0.49
Third quarter	31.75	30.10	0.26	26.50	25.75	0.24
Fourth quarter	34.00	31.50	0.26	26.60	26.50	0.24

			$1.02			$1.19

*
includes $.25 per share special dividend declared in the second quarter of 2002

        The information related to equity compensation plans is incorporated by reference to the materials set forth under the heading "Equity Compensation Plan Information" on Page 24 of the Corporation's Proxy Statement for the 2004 Annual Meeting of Shareholders.

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

Annual Meeting:

        The Annual Shareholders' Meeting will be held on Tuesday, April 27, 2004, at the Lighthouse Restaurant, 4301 Philadelphia Avenue, Chambersburg, Pennsylvania. The Business Meeting will begin at 10:30 a.m. followed by a luncheon.

Website:

        www.franklinfin.com

Stock Information:

        The following brokers are registered as market makers of Franklin Financial Services Corporation's common stock:

Ferris Baker Watts	17 East Washington Street, Hagerstown, MD 21740	800/344-4413
RBC Dain-Rauscher	2101 Oregon Pike, Lancaster, PA 17601	800/646-8647
Boenning & Scattergood, Inc.	1700 Market Street, Suite 1420 Philadelphia, PA 19103-3913	800/883-1212
Ryan, Beck & Co.	3 Parkway, Philadelphia, PA 19102	800/223-8969

Registrar and Transfer Agent:

        The registrar and transfer agent for Franklin Financial Services Corporation is Fulton Bank, P.O. Box 4887, Lancaster, PA 17604.

Item 6. Selected Financial Data

Summary of Selected Financial Data

	2003	2002	2001	2000	1999
	(Dollars in thousands, except per share)
Summary of operations
Interest income	$24,884	$27,388	$31,296	$32,446	$29,407
Interest expense	9,057	11,801	15,773	17,916	15,002

Net interest income	15,827	15,587	15,523	14,530	14,405
Provision for loan losses	1,695	1,190	1,480	753	830

Net interest income after provision for loan losses	14,132	14,397	14,043	13,777	13,575
Noninterest income	7,740	5,903	5,690	5,051	4,502
Noninterest expense	14,659	13,531	12,851	12,715	11,810

Income before income taxes	7,213	6,769	6,882	6,113	6,267
Income tax	1,373	1,196	1,288	1,106	1,183

Net income	$5,840	$5,573	$5,594	$5,007	$5,084

Per common share
Basic earnings per share	$2.18	$2.08	$2.09	$1.85	$1.86
Diluted earnings per share	$2.17	$2.07	$2.05	$1.81	$1.84
Regular cash dividends paid	$1.02	$0.94	$0.86	$0.76	$0.68
Special cash dividends paid	$—	$0.25	$—	$—	$0.40
Balance sheet data (end of year)
Total assets	$549,702	$532,357	$498,847	$465,985	$444,679
Loans, net	330,196	316,756	300,123	297,307	284,084
Deposits	372,431	371,887	354,043	357,209	333,310
Long-term debt	56,467	59,609	50,362	29,477	29,695
Shareholders' equity	51,858	47,228	45,265	43,201	39,260
Performance yardsticks
Return on average assets	1.09%	1.07%	1.14%	1.10%	1.18%
Return on average equity	11.80%	12.04%	12.51%	12.56%	12.95%
Dividend payout ratio	46.87%	57.31%	41.95%	42.18%	59.38%
Average equity to average asset ratio	9.25%	8.85%	9.10%	8.77%	9.11%
Trust assets under management	$337,796	$351,970	$375,188	$405,995	$419,529

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

        Allowance for Loan Losses—The allowance for loan losses is the estimated amount considered adequate to cover credit losses inherent in the outstanding loan portfolio at the balance sheet date.

The allowance is established through the provision for loan losses, charged against income. In determining the allowance for loan losses, management makes significant estimates and, accordingly, has identified this policy as probably the most critical for the Corporation.

        Management performs a monthly evaluation of the adequacy of the allowance for loan losses. Consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, borrowers' actual or perceived financial and managerial strengths, the adequacy of the underlying collateral (if collateral dependent) and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans.

        The analysis has two components, specific and general allocations. Collateral values discounted for market conditions and selling costs are used to establish specific allocations. The Bank's historical loan loss experience, loan administration factors, delinquency rates and general economic conditions are used to establish general allocations for the remainder of the portfolio. The analysis produces a low to high range for the adequacy of the allowance. At December 31, 2003, the low range for the allowance for loan losses was $2.2 million while the high range was $3.9 million. The allowance for loan losses totaled $3.75 million at December 31, 2003.

        Management monitors the adequacy of the allowance for loan losses on an ongoing basis and reports its adequacy assessment monthly to the Board of Directors, and quarterly to the Audit Committee.

        Mortgage Servicing Rights—The Bank lends money to finance residential properties for its customers. Due to the high dollar volume of mortgage loans originated annually by the Bank, the Bank chooses not to keep all of these loans on its balance sheet. As a result, many of the originated mortgage loans are sold on the secondary market, primarily to Federal National Mortgage Association (FNMA). Although the Bank has chosen to sell these loans, its practice is to retain the servicing of these loans. This means that the customers whose loans have been sold to the secondary market make their monthly payments to the Bank.

        As required by Statement of Financial Accounting Standard No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", upon the sale of mortgage loans, the Bank capitalizes the value allocated to the servicing rights in other assets and makes a corresponding entry to other income from mortgage banking activities. The capitalized servicing rights are amortized against noninterest income in proportion to, and over the periods of, the estimated net servicing income of the underlying financial assets.

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

        At December 31, 2003, the fair value of the servicing rights was $1,029,000. The amortized cost of the rights was $1,384,000, with a valuation allowance of ($355,000). The valuation allowance reflects the impairment charges, net of reversals, recognized over time. The rights had an amortized cost of $1,039,000 on December 31, 2002, with a valuation allowance of ($335,000).

        In determining the fair value at December 31, 2003, the Bank used a weighted-average discount rate of 5.67% and a weighted-average constant prepayment speed of 19.9%. If different assumptions were made for these factors, the fair value of the rights could be significantly different. The impact of changing these assumptions is shown below:

Factor	Change	Change in Fair Value
Weighted-average discount rate	+1% (1)%	$ $	179,000 (377,000)
Weighted-average prepayment speed	+20% (20)%	$ $	(96,000 104,000)

        The changes in the fair value were calculated by changing one variable of the December 31, 2003 calculation and holding all others constant. The Bank believes the assumptions used in calculating the fair value of the mortgage servicing rights on December 31, 2003, are reasonable.

        Management monitors the fair value of mortgage servicing rights monthly and reports any impairment concerns to the Board of Directors when they arise.

        Financial Derivatives—As part of its interest rate risk management strategy, the Bank has entered into interest rate swap agreements. A swap agreement is a contract between two parties to exchange cash flows based upon an underlying notional amount. Under the swap agreements, the Bank pays a fixed rate and receives a variable rate from an unrelated financial institution serving as counter-party to the agreements. The swaps are designated as cash flow hedges and are designed to minimize the variability in cash flows of the Bank's variable-rate money market deposit liabilities attributable to changes in interest rates. The swaps in effect convert a portion of variable rate deposits to fixed rate liabilities.

        The interest rate swaps are recorded on the balance sheet as an asset or liability at fair value. To the extent the swaps are effective in accomplishing their objectives, changes in the fair value are recorded in other comprehensive income. To the extent the swaps are not effective, changes in fair value are recorded in interest expense. Cash flow hedges are determined to be highly effective when the Bank achieves offsetting changes in the cash flows of the risk being hedged. The Bank measures the effectiveness of the hedges on a quarterly basis and it has determined the hedges are highly effective. Fair value is heavily dependent upon the market's expectations for interest rates over the remaining term of the swaps. For example, at December 31, 2003, outstanding interest rate swaps were valued at negative $1,285,000. If the implied overall rate inherent in the computation was increased by 100 basis points, the value of the derivative would improve to negative $767,000.

        Stock-based Compensation—The Corporation has two stock compensation plans in place consisting of an Employee Stock Purchase Plan (ESPP) and an Incentive Stock Option Plan (ISOP).

        The Corporation follows the disclosure requirements of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation expense for the ESPP or the ISOP has been recognized in the financial statements of the Corporation. If compensation cost of the plans had been recognized, net income for 2003 would have been reduced by $68,000 from $5.840 million to $5.772 million. Consequently, basic earnings per share would have fallen to $2.15 from $2.18.

        The Corporation calculates the compensation cost of the options by using the Black-Scholes method to determine the fair value of the options granted. In calculating the fair value of the options, the Corporation makes assumptions regarding the risk-free rate of return, the expected volatility of the Corporation's common stock and the expected life of the option. These assumptions are made independently for the ESPP and the ISOP and if changed would impact the compensation cost of the options and the pro-forma impact to net income. Management anticipates that it will begin recognizing expense associated with such plans beginning in 2005, subject to final direction from Financial Accounting Standards Board (FASB).

        The following discussion and analysis is intended to assist the reader in reviewing the financial information presented and should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein.

Results of Operations: Management's Overview

        Franklin Financial Services Corporation reported net income of $5.84 million in 2003 and basic earnings per common share of $2.18, an increase from net income of $5.57 million and basic earnings per common share of $2.08 reported for 2002. In 2001, the Corporation reported net income of $5.59 million and basic earnings per common share of $2.09.

        The return on average assets for 2003 was 1.09% compared with 1.07% in 2002 and 1.14% for 2001. The return on average shareholders' equity decreased to 11.80% in 2003 from 12.04% in 2002 and 12.51% in 2001. The Corporation's strong equity position coupled with flat to modest increases in net income over the three years is responsible for the decreasing return on average equity during the three-year period. Management uses tools such as stock buy-back programs and special cash dividends in addition to regular quarterly dividends to manage its equity position.

        Faced with ever increasing new competition and constant pressure on its net interest margin, the Corporation's management looks for new sources of revenue to enhance net income. Recent initiatives include investments in several start-up banks, a captive reinsurance company owned by a group of Pennsylvania community banks, a mortgage company and a title insurance agency established by the Pennsylvania Bankers Association and several central Pennsylvania banks as a lender-owned title insurance agency. Fee revenues from these investments amounted to $110,000 in 2003 compared to $26,000 and $27,000 in 2002 and 2001, respectively, and came primarily from the title insurance agency. In addition to being a source of new fee revenues, the Corporation's investment in the start-up banks has opened up opportunities for the Bank to purchase or sell commercial loan participations, which generate interest and fee income.

        One of the most recent initiatives was the Bank's investment in a mortgage banking company serving the Virginia and Maryland markets. This investment is expected to generate income for the Corporation beginning in 2004 but generated a loss of $25,000 in 2003. The Bank provides temporary funding for mortgage loans originated by the mortgage company; these loans will be sold on the secondary market within 30 days of funding. In addition to fee income for this service, the Bank receives interest income on the funded balances. In 2003, total loans funded by the Bank for the mortgage company was $11.0 million.

        Net interest income on a tax-equivalent basis for the Corporation in 2003 totaled $17.1 million and represented an increase of $199,000, or 1.18%, from $16.9 million in 2002. Net interest income was flat for the three-year period reported largely due to the very low interest rate environment. The Corporation recorded an increase in net interest income from balance sheet growth during 2003; however, the low interest rate environment partially offset this increase. As a result, the Corporation experienced a narrowing of its net interest margin. Included in interest expense was interest expense paid on three interest rate swaps that the Bank entered into in 2001. The Bank entered into the swaps to hedge against rising interest rates. The events of September 11, 2001, caused interest rates to decline significantly and resulted in interest expense related to the swaps totaling $781,000, $655,000 and $238,000 in 2003, 2002 and 2001, respectively. One of the swaps, with a notional amount of $5.0 million, matures in July 2004. Interest expense related to the swaps is expected to be approximately $700,000 in 2004. The Corporation's net interest margin on a tax-equivalent basis was 3.45% in 2003, down from 3.49% and 3.69% in 2002 and 2001, respectively.

        An ongoing concern for financial institutions is funding. The Corporation's primary source of funding is deposits and securities sold under agreements to repurchase (Repos). An alternate source of funding for the Corporation is the Federal Home Loan Bank of Pittsburgh which, at December 31, 2003, could provide additional funding to the Corporation totaling $122.9 million. Deposits and repos averaged $416.5 million in 2003 compared to $412.1 million and $399.6 million in 2002 and 2001, respectively. With new financial institution entrants (three in 2003 and 2004) into the Corporation's primary market area and with stiff competition driven by the very low interest rate environment and deposit run-off concerns, the Corporation has expanded its market area into neighboring Cumberland County. In 2003, one new community office was opened in Cumberland County and another community office is expected to open in the first quarter of 2004. This brings the Cumberland County community offices to a total of six. In addition to the new community office opened in Cumberland County, a new community office was also opened in a local retirement community in Franklin County. The addition of community offices in strategic market areas positions the Corporation well for future loan and deposit growth. The Cumberland County community offices have made an important contribution to the Corporation's balance sheet for loans and deposits in the short time they have been open.

        While funding is of utmost importance to the Corporation, use of the funds is just as important. Total loans averaged $331.3 million in 2003 and accounted for almost 67% of the total interest-earning assets of the Corporation. During 2003, the Corporation saw strong growth in its mortgage loan portfolio. Mortgage loans averaged $108.4 million in 2003 versus $94.7 million in 2002 and consisted primarily of first mortgage residential loans. With the extremely low mortgage rate environment in 2003, mortgage refinances were at an all time high for the Corporation. In addition to growing its own mortgage portfolio by just over 14% in 2003, mortgage sales on the secondary market for the same period totaled over $49 million, an increase of 47% over the volume of mortgage loans sold on the secondary market in 2002. Income generated from the sale of mortgage loans in 2003 equaled $985,000 versus $465,000 in 2002 and $348,000 in 2001. The origination of mortgage loans in 2003 totaled almost $92 million compared to $78 million in 2002. The Corporation anticipates a decrease in the volume of mortgage loan activity in 2004 and, accordingly, a corresponding decrease in income. The Corporation's commercial loan portfolio grew almost 3% in 2003 and averaged $166.3 million for the year compared to $161.7 million in 2002. Growth in the commercial portfolio came mostly from loans participated with other financial institutions. Consumer loans in 2003 decreased $1.8 million, or 3%, and averaged $56.3 million compared to $58.1 million in 2002. Strong interest rate competition from local financial institutions and credit unions and zero interest rate financing from automobile manufacturers have made the Corporation's growth in consumer loans very slow. Management monitors its consumer loan pricing monthly and makes interest rate adjustments as appropriate. The tax-equivalent yield on the Corporation's total loan portfolio in 2003 was 6.12%, a decrease from the 6.90% and 7.95% yields recorded in 2002 and 2001, respectively. In 2004, the Corporation expects to temporarily fund a significant volume of mortgage loans originated by the mortgage banking company in which the Corporation has an ownership interest.

        Another significant use of funds for the Corporation is its investment portfolio. In 2003, investment securities averaged $156.7 million and represented almost 32% of total interest-earning assets. Included in the Corporation's investment portfolio is a convertible debenture with a fair value of $2.8 million at December 31, 2003. In the second quarter of 2004, the Corporation anticipates that it will convert the debenture into common stock of the underlying corporation. The Corporation expects to generate recurring income in 2004 and beyond as a result of this conversion

        An important factor for the Corporation is the quality of its assets, particularly the quality of its loans. At December 31, 2003, the ratio of nonperforming loans to total loans was .22% versus 1.07% at December 31, 2002. The improvement in the ratio of nonperforming loans to total loans is largely attributable to significant charge-offs during the year, primarily in commercial loans. Net charge-offs in 2003 totaled $2.25 million compared to $936,000 in 2002; net charge offs in 2003 were related primarily to two commercial loans. Commercial loan net charge-offs totaled $2.2 million and represented 97.4% of total net charge-offs in 2003 versus $761,000 and $855,000 in 2002 and 2001, respectively. The Corporation charged $1.7 million to earnings in 2003 for loan losses compared to $1.2 million and $1.5 million in 2002 and 2001, respectively. Because of its aggressive charge-off actions in 2003, Management of the Corporation believes that it has responded to any significant credit issues in the commercial portfolio and expects much lower charge-offs in 2004. The allowance for loan losses totaled $3.7 million at December 31, 2003 and represented 1.12% of total loans. With nonperforming loans totaling $767,000 at December 31, 2003, the allowance for loan losses provided coverage for nonperforming loans at almost 5 times.

        Noninterest income, excluding securities gains, increased 32.5% over 2002 to $7.2 million in 2003 from $5.5 million and $5.4 million in 2002 and 2001, respectively. Retail overdraft fees, which generated $1.2 million in fee income in 2003 versus $759,000 in 2002 and fee income generated from mortgage banking activities, which added $992,000 in 2003 versus $190,000 in 2002, accounted for most of this growth. The implementation of a new retail overdraft program and, an unprecedented mortgage-refinancing boom in 2003, accounted for the strong growth. Settlements from two unrelated claims added approximately $310,000 to noninterest income. Securities gains from the Corporation's equities portfolio totaled $488,000 in 2003 compared to $430,000 and $267,000 in 2002 and 2001, respectively.

        A significant source of noninterest income for the Bank is Investment and Trust Services. In 2003, fee income from this source totaled $2.48 million compared to $2.3 million and $2.2 million in 2002 and 2001, respectively. Trust assets under management, which are not reflected in the Corporation's assets, had a market value of $337.8 million at December 31, 2003 compared to $352.0 million at December 31, 2002. Although the department did record growth in assets under management during 2003, the loss of one significant account in the third quarter of 2003 more than offset that growth. Fee income from Investment and Trust Services is generated primarily from traditional trust account management, estate settlements and commissions from the sale of mutual funds, annuities and selected insurance products through its Personal Investment Center.

        Noninterest expense grew $1.1 million, or 8.3%, to $14.7 million in 2003 compared to $13.5 million and $12.9 million in 2002 and 2001, respectively. Items contributing to the increase in noninterest expense in 2003 were: the addition of two new community offices in 2003 which added staff and occupancy expense, higher health insurance, pension and advertising costs. In addition, a new scholarship program, funded for $100,000, was established to benefit the children of employees.

        The effective tax rate for the Corporation in 2003 was 19.0% compared to 17.7% and 18.7% in 2002 and 2001, respectively. Changes in the ratio of tax-exempt income to taxable income from year to year accounted for the movement in the Corporation's effective tax rate.

        A discussion of the areas that had the greatest impact on the reported results for 2003 follows.

Net Interest Income

  2003 versus 2002:

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

        Net interest income recorded an increase of $199,000 to $17.1 million in 2003 compared with $16.9 million in 2002. Interest income for 2003 decreased $2.5 million to $26.1 million compared with $28.7 million for 2002 while interest expense decreased $2.7 million to $9.1 million in 2003 versus $11.8 million in 2002. Average earning assets grew $10.4 million to $494.7 million in 2003 from $484.3 million in 2002. Because the Corporation was positioned for rising rates and was asset sensitive throughout the year, the low interest rate environment acted to slow the growth of net interest income in 2003. In addition, interest expense related to swaps purchased in 2001 to hedge against rising interest rates added $781,000 in 2003 versus $655,000 in 2002 to interest expense.

Table 1. Net Interest Income

        Net interest income, defined as interest income less interest expense, is shown in the following table:

	2003	% Change	2002	% Change	2001	% Change
	(Dollars in thousands)
Interest income	$24,884	-9.14%	$27,388	-12.49%	$31,296	10.33%
Interest expense	9,057	-23.25%	11,801	-25.18%	15,773	19.42%

Net interest income	15,827	1.54%	15,587	0.41%	15,523	0.87%
Tax equivalent adjustment	1,261		1,302		1,308

Net interest income/fully taxable equivalent	$17,088	1.18%	$16,889	0.34%	$16,831	0.04%

        The Corporation's average yield on interest-earning assets in 2003 was 5.28%, down from 5.92% in 2002. The average rate paid on interest-bearing liabilities in 2003 was 2.14%, down from 2.81% in 2002. Net interest margin recorded a slight narrowing to 3.45% in 2003 from 3.49% in 2002.

  2002 versus 2001:

        Net interest income remained stable at $16.89 million in 2002 compared with $16.83 million in 2001. Despite strong growth in the volume of average interest-earning assets outpacing strong growth in average interest-bearing liabilities by $5.6 million in 2002, it was not enough to maintain the Corporation's net interest margin. In addition, interest rate swaps entered into in 2001 to hedge against rising rates added $655,000 to interest expense in 2002 versus $238,000 in 2001.

        The Corporation's average yield on interest-earning assets in 2002 was 5.92%, down from 7.14% in 2001. The average rate paid on interest- bearing liabilities in 2002 was 2.81%, down from 3.96% in 2001. The net effect produced a lower net interest spread of 3.11% and a narrowing net interest margin of 3.49% for 2002 compared to 3.18% and 3.69%, respectively for 2001.

        For a more detailed picture of the components of net interest income please refer to Tables 1, 2, 3 and 14.

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

	2003 Compared to 2002 Increase (Decrease) due to:			2002 Compared to 2001 Increase (Decrease) due to:
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest earned on:
Interest-bearing obligations in other banks and Federal funds sold	$(68)	$(62)	$(130)	$(172)	$(293)	$(465)
Investment securities
Taxable	(81)	(898)	(979)	1,241	(1,842)	(601)
Nontaxable	64	(66)	(2)	(353)	35	(318)
Loans	1,120	(2,554)	(1,434)	750	(3,280)	(2,530)

Total net change in interest income	$1,035	$(3,580)	$(2,545)	$1,466	$(5,380)	$(3,914)

Interest expense on:
Interest-bearing checking	53	(67)	(14)	57	(273)	(216)
Money market deposit accounts	(175)	(349)	(524)	(276)	(1,436)	(1,712)
Savings accounts	81	(309)	(228)	147	(420)	(273)
Time deposits	(185)	(1,507)	(1,692)	(280)	(1,504)	(1,784)
Securities sold under agreements to repurchase	(88)	(254)	(342)	197	(1,066)	(869)
Short-term borrowings	23	(1)	22	6	—	6
Long-term debt	79	(45)	34	911	(35)	876

Total net change in interest expense	(212)	(2,532)	(2,744)	762	(4,734)	(3,972)

Increase (decrease) in interest income	$1,247	$(1,048)	$199	$704	$(646)	$58

        Nonaccruing loans are included in the loan balances. All nontaxable interest income has been adjusted to a tax-equivalent basis, using a tax rate of 34%.

Table 3. Analysis of Net Interest Income

	2003			2002			2001
	Average balance	Income or expense	Average yield/rate	Average balance	Income or expense	Average yield/rate	Average balance	Income or expense	Average yield/rate
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing obligations of other banks and federal funds sold	$6,661	$70	1.05%	$11,674	$200	1.72%	$17,307	$665	3.84%
Investment securities
Taxable	123,549	3,452	2.79%	125,898	4,431	3.52%	97,868	5,032	5.14%
Nontaxable	33,143	2,343	7.07%	32,245	2,345	7.27%	36,388	2,663	7.32%
Loans, net of unearned discount	331,364	20,280	6.12%	314,528	21,714	6.90%	304,845	24,244	7.95%

Total interest-earning assets	494,717	26,145	5.28%	484,345	28,690	5.92%	456,408	32,604	7.14%

Other assets	40,135			38,777			35,018

Total assets	$534,852			$523,122			$491,426

Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$63,692	$230	0.36%	$51,047	$244	0.48%	$44,829	$460	1.03%
Money market deposit accounts	89,139	1,378	1.55%	98,871	1,902	1.92%	107,695	3,614	3.36%
Savings	49,115	277	0.56%	41,416	505	1.22%	33,904	778	2.29%
Time	115,739	3,423	2.96%	120,247	5,115	4.25%	125,536	6,899	5.50%

Total interest-bearing deposits	317,685	5,308	1.67%	311,581	7,766	2.49%	311,964	11,751	3.77%

Securities sold under agreements to repurchase	42,226	350	0.83%	49,208	692	1.41%	43,077	1,561	3.62%
Short term borrowings	2,124	28	1.32%	378	6	1.53%	11	0	1.91%
Long term debt	60,744	3,371	5.55%	59,320	3,337	5.63%	43,133	2,461	5.71%

Total interest-bearing liabilities	422,779	9,057	2.14%	420,487	11,801	2.81%	398,185	15,773	3.96%

Noninterest-bearing deposits	56,588			51,354			44,520
Other liabilities	6,010			4,978			4,018
Shareholders' equity	49,475			46,303			44,703

Total liabilities and shareholders' equity	$534,852			$523,122			$491,426

Net interest income/Net interest margin		17,088	3.45%		16,889	3.49%		16,831	3.69%

Tax equivalent adjustment		(1,261)			(1,302)			(1,308)

Net interest income		$15,827			$15,587			$15,523

All amounts have been adjusted to a tax-equivalent basis using a tax rate of 34%

Nonaccruing loans are included in the loan balances.

Provision for Loan Losses

        The provision for loan losses charged against earnings in 2003 was $1.70 million versus $1.19 million and $1.48 million in 2002 and 2001, respectively. Net charge-offs totaled approximately $2.25 million in 2003 versus $936,000 and $1.3 million in 2002 and 2001, respectively. Management performs a monthly analysis of the loan portfolio considering current economic conditions and other relevant factors to determine the adequacy of the allowance for loan losses. For more information, refer to the asset quality discussion and Tables 11, 12 and 13.

Noninterest Income and Expense

2003 versus 2002:

        Noninterest income, excluding securities gains, increased 32.5% over 2002 to $7.25 million in 2003 from $5.47 million and $5.42 million in 2002 and 2001, respectively. Growth in service charges and fees was $505,000, or 21.0%, for a total of $2.86 million in 2003 and was primarily attributable to retail overdrafts and ATM, debit card and point-of-sale fee-based transactions. Fee income from mortgage banking activities increased $802,000, or 422%, to $992,000 in 2003 from $190,000 in 2002. Very robust mortgage refinancing activity in 2003 and subsequent sales of the mortgages originated on the secondary market was primarily responsible for this increase. Other income increased by $313,000 to $398,000 compared to $85,000 in 2002. Settlements from claims related to assets of the Bank were the factors behind the increase in other income. The Corporation generated securities gains from its equities portfolio of $488,000 in 2003 compared to $430,000 in 2002.

        Noninterest expense grew $1.13 million, or 8.3%, to $14.66 million in 2003 compared to $13.53 million in 2002. Pension and health insurance expense, which increased $275,000 and $55,000, respectively were the two largest contributors to the increase in noninterest expense. Additions to staff related to the opening of two new community offices and the related occupancy expense also added to noninterest expense in 2003. Another item contributing to the increase in noninterest expense was a new scholarship program established by the Bank and funded with $100,000. This program is for the benefit of employees' children to assist with the costs of higher education.

2002 versus 2001:

        Noninterest income, excluding securities gains, was stable in 2002 and totaled $5.47 million versus $5.42 million in 2001. Service charges and fees grew $97,000, or 4.30%, to $2.35 million and were primarily related to a new retail overdraft program implemented in the third quarter of 2002. Income from mortgage banking activities decreased $240,000, or 55.8%, to $190,000 in 2002 from $430,000 in 2001. The extremely low interest rate environment in the second half of 2002 resulted in an impairment charge of $335,000 against the Bank's mortgage servicing rights income versus none in 2001. The total charge against mortgage servicing rights income in 2002 was $475,000 including the impairment charge and the normal monthly amortization of the servicing rights versus $96,000 in 2001. In 2002 the Corporation recorded in other income a gain of $47,000 from a surrendered life insurance policy and a gain of $9,300 from the sale of foreclosed assets. In comparison, in 2001, the Corporation recorded a gain of approximately $70,000 from the sale of the Bank's credit card portfolio partially offset by losses totaling $40,000 from the sale of foreclosed assets. The Corporation realized security gains totaling $430,000 in 2002 versus $267,000 in 2001.

        Noninterest expense increased $680,000, or 5.29%, to $13.53 million in 2002 from $12.85 million in 2001. Salaries and benefits expense increased $371,000, or 5.6%, to $7.05 million largely as a result of increases in salaries, health insurance and pension expense. Net occupancy expense increased $110,000 in 2003, or 14.8%, to $855,000 from $745,000 in 2001 primarily due to depreciation expense associated with putting the new headquarters expansion in service in January 2002. Data processing expense, which increased $123,000, or 11.9%, to $1.03 million in 2003 versus $904,000 in 2001, was related largely to higher service bureau costs, maintenance costs and expensed software acquisitions.

Provision for Income Taxes

        Federal income tax expense equaled $1.37 million in 2003 versus $1.12 million and $1.29 million in 2002 and 2001, respectively. The Corporation's effective tax rate for the years ended December 31, 2003, 2002 and 2001 was 19.0%, 17.7% and 18.7%, respectively. Higher pretax earnings in relation to a lower level of tax-free income in 2003 were primarily responsible for the higher effective tax rate in 2003. Tax-free income for the Bank is primarily related to tax-free investments, tax-free loans and earnings on bank owned life insurance. For a more comprehensive analysis of Federal income tax expense refer to Note 11 of the accompanying financial statements.

Financial Condition

        One method of evaluating the Corporation's condition is in terms of its sources and uses of funds. Assets represent uses of funds while liabilities represent sources of funds. At December 31, 2003, total assets reached $549.7 million, an increase of $17.3 million, or 3.2% compared to $532.3 million at December 31, 2002. Table 3 presents average balances of the Corporation's assets and liabilities over a three-year period. The following discussion on financial condition will reference the average balance sheet in Table 3 unless otherwise noted.

  Investment Securities:

        The Corporation invests in both taxable and tax-free securities as part of its asset/liability management. All securities were classified as available for sale at December 31, 2003 and 2002. In 2003, investment securities averaged $156.7 million versus $158.1 million in 2002. Taxable securities averaged $123.5 million and accounted for 79% of the investment portfolio while tax-free securities averaged $33.1 million and accounted for 21% of the portfolio. In 2002 the mix of the investment portfolio was 80% taxable and 20% tax-free. Matured taxable securities that were not replaced and higher market values for the tax-free securities accounted for the change in average balances between 2003 and 2002.

        In December 2002, the Corporation purchased a $2.745 million subordinated convertible debenture from American Home Bank, NA. The Corporation plans to convert this debenture to increase its ownership position to approximately 21% in the second quarter of 2004. With the exception of two non-rated securities with a book value of $3.4 million, one of which is the aforementioned debenture, the investment portfolio is made up of investment grade securities.

Table 4. Investment Securities at Amortized Cost

        The following tables present amortized costs of investment securities by type at December 31 for the past three years:

	2003	2002	2001
	(Dollars in thousands)
Equity Securities	$3,307	$3,337	$3,108
U.S. Treasury securities and obligations of U.S. Government
agencies and corporations	19,556	19,823	14,953
Obligations of state and political subdivisions	34,460	35,442	35,043
Corporate debt securities	22,007	25,890	19,608
Mortgage-backed securities	33,916	24,018	17,185
Asset backed securities	36,142	51,110	54,304

	$149,388	$159,620	$144,201

Table 5. Maturity Distribution of Investment Portfolio

        The following presents an analysis of investment securities at December 31, 2003 by maturity, and the weighted average yield for each maturity presented. The yields presented in this table are presented on a tax-equivalent basis and have been calculated using the amortized cost.

	One year or less		After one year through five years		After five years through ten years		After ten years		Total
	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield
	(Dollars in thousands)
Available for Sale
U.S. Treasury securities & obligations of U.S. Government agencies & corporations	$1,008	3.14%	$14,294	2.54%	$1,900	2.11%	$2,460	2.32%	$19,662	2.50%
Obligations of state & political subdivisions	249	7.32%	1,140	7.22%	5,902	5.64%	29,771	7.68%	37,062	7.34%
Corporate debt securities	8,258	2.50%	4,280	5.72%	2,256	4.72%	7,433	2.99%	22,227	3.51%
Mortgage-backed securities	—	—	4,479	3.50%	11,041	3.40%	18,534	3.42%	34,054	3.42%
Asset-backed securities	199	0.99%	9,077	2.15%	19,014	2.29%	8,061	1.71%	36,351	2.11%
Equity securities	—	—	—	—	—		4,025	4.66%	4,025	4.66%

	$9,714	3.09%	$33,270	3.73%	$40,113	2.81%	$70,284	4.95%	$153,381	4.01%

  Loans:

        Total loans averaged $331.4 million in 2003 versus $314.5 million in 2002, an increase of 5.3%. As reflected in Table 6, the growth in residential real estate loans in 2003 led the modest average growth in the loan portfolio. In 2003, the Bank made an investment in a Virginia-based mortgage company. Beginning in November 2003, the Bank began to temporarily fund residential real estate loans originated by the mortgage company. These loans will be funded for 60 to 90 days at which time they will be sold on the secondary market. Although the loans originated by the mortgage company had very little impact on average loans for the year, at December 31, 2003, the total of these loans was $11.0 million and accounted for almost half of the increase for loans on the balance sheet.

Table 6. Loan Portfolio

        The following table presents an analysis of the Bank's loan portfolio for each of the past five years:

	December 31
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Real estate (primarily first mortgage residential loans)	$105,517	$99,104	$88,019	$102,771	$101,426
Real estate — construction	4,244	2,886	2,899	1,909	3,670
Commercial, industrial and agricultural	165,936	163,618	153,362	134,413	123,021
Consumer (including home equity lines of credit)	58,249	55,453	59,894	62,081	59,826

Total loans	333,946	321,061	304,174	301,174	287,943

Less: Allowance for loan losses	(3,750)	(4,305)	(4,051)	(3,867)	(3,859)

Net loans	$330,196	$316,756	$300,123	$297,307	$284,084

        In 2003, the low interest rate environment continued as well as another unprecedented volume of mortgage originations, both purchase and refinance. Residential mortgages closed in 2003 totaled $91.2 million, an increase of 17% over the $77.9 million closed in 2002. During 2003, 49%, or $45 million, of the mortgage volume originated was sold on the secondary market, primarily Federal

National Mortgage Association (FNMA). The net impact of all mortgage activity during 2003, excluding the temporarily funded mortgage loans, resulted in growth in real estate loans totaling $7.58 million, or 7.3% to $110.9 million at December 31, 2003 versus $103.2 million at December 31, 2002.

        Commercial, industrial and agricultural loans were flat with an increase of $2.3 million, or 1.4%, to $165.9 million at year-end 2003 from $163.6 million at year-end 2001. Growth in this area came primarily from increased loans participated from other financial institutions.

        Consumer loans outstanding recorded an increase totaling $2.8 million, or 5.0%, to $58.2 million at December 31, 2003 from $55.5 million at December 31, 2002. Average consumer loans for the year recorded a decrease in 2003 of $1.8 million for an average for the year of $56.3 million compared to an average of $58.1 million in 2002. The zero and other very low interest rate financing offered by automobile manufacturers continued in 2003 and has slowed the Bank's consumer loan business.

Table 7. Maturities and Interest Rate Terms of Selected Loans

        Stated maturities (or earlier call dates) of selected loans as of December 31, 2003 are summarized in the table below. Residential mortgage and consumer loans are excluded from the presentation.

	Within one year	After one year but within five years	After five years	Total
	(Dollars in thousands)
Loans:
Real estate—construction	$4,244	$—	$—	$4,244
Commercial, industrial and agricultural	22,358	52,161	91,417	165,936

	$26,602	$52,161	$91,417	$170,180

        The following table shows the above loans which have predetermined interest rates and the loans which have variable interest rates at December 31, 2003:

	After one year but within five years	After five years
Loans with predetermined rates	$29,753	$54,160
Loans with variable rates	22,408	37,257

	$52,161	$91,417

  Deposits and Borrowings:

        Funding for asset growth in 2003 came primarily from deposit growth and to a lesser extent short and long-term borrowings from the Federal Home Loan Bank of Pittsburgh and shareholders' equity. Deposits in 2003 averaged $374.3 million and recorded an average increase of $11.3 million over 2002. Short and long term borrowings in 2003 averaged $62.8 million, an increase of $3.2 million over 2002. Average securities sold under agreements to repurchase decreased $6.9 million to $42.2 million in 2003. The Corporation has seen a shift in the mix of its deposits from higher cost deposits such as CDs and Money Management accounts to lower cost NOW and Savings and zero cost Demand Deposits. Stiff interest rate competition from other local financial institutions is a challenge for the Corporation in its efforts to attract new deposit money and maintain what it already has.

Table 8. Time Deposits of $100,000 or More

        The maturity of outstanding time deposits of $100,000 or more at December 31, 2003 is as follows:

Amount
(Dollars in thousands)
Maturity distribution:
Within three months	$6,293
Over three through six months	2,524
Over six through twelve months	3,548
Over twelve months	10,838

Total	$23,203

Table 9. Short-Term Borrowings and Securities Sold Under Agreements to Repurchase

	2003		2002		2001
	Short-Term Borrowings	Repurchase Agreements	Short-Term Borrowings	Repurchase Agreements	Short-Term Borrowings	Repurchase Agreements
	(Dollars in thousands)
Ending balance	$25,200	$38,311	$9,850	$37,978	$2,100	$42,263
Average balance	2,124	42,226	378	49,208	11	43,077
Maximum month-end balance	25,200	48,883	9,850	57,077	2,100	50,283
Weighted-average interest rate on average balances	1.32%	0.83%	1.53%	1.41%	1.91%	3.62%

  Shareholders' Equity:

        Shareholders' equity totaled $51.9 million at December 31, 2003, an increase of $4.6 million from $47.2 million at December 31, 2002. Higher retained earnings and an increase in accumulated other comprehensive income were the primary equity components contributing to the increase in Shareholders' Equity. Regular cash dividends per share declared by the Board of Directors in 2003 and 2002 totaled $1.02 and $.94, respectively, an increase of 8.5%. In 2002 the Board of Directors declared a special cash dividend per share of $.25; combined with the regular cash dividends of $.94 per share for 2002 brought the total cash dividends for 2002 to $1.19.

        On March 6, 2003, the Board of Directors authorized the repurchase of up to 50,000 shares of the Corporation's common stock over a twelve-month period ending in March 2004. Treasury stock repurchased can be used for general corporate purposes including stock dividends and splits, employee benefit and executive compensation plans, and the dividend reinvestment plan. No shares were repurchased in 2003 under this program.

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

        Total capital is composed of Tier 1 capital plus the allowable portion of the allowance for loan losses. Table 10 presents the capital ratios for the consolidated Corporation at December 31, 2003, 2002 and 2001. At year-end 2003, the Corporation and its banking subsidiary exceeded all regulatory capital requirements. For additional information on capital adequacy refer to Note 2 of the accompanying financial statements.

Table 10. Capital Ratios

	December 31
	2003	2002	2001
Risk-based ratios
Tier 1	12.96%	11.86%	11.98%
Total capital	14.03%	13.00%	13.15%
Leverage Ratio	9.15%	8.68%	8.79%

  Local Economy:

        Economic conditions in the Corporation's market area were stable in 2003 with signs of strengthening in the local manufacturing sector. The unemployment rate in Franklin County, the Corporation's primary market, improved to 3.1% in December 2003 from 5.8% in December 2002 and was tied with Lancaster County for the fifth lowest unemployment in the State. Cumberland County, the Corporation's secondary market was the lowest of 67 Pennsylvania counties at 2.6% unemployment. Although Franklin County essentially has full employment, there are challenges with under-employment. A lot of higher-paying manufacturing jobs lost in the past few years have been replaced with the lower paying jobs of the service economy. Anticipating 2004 to be a "turnaround" year during which many local companies will be looking to make capital improvements or expand operations, work force development is critical. To provide the soft skilled work force needed, a consortium of area companies created Basic Employment Skills Training, or BEST, to increase the pool of available workers. The companies that created BEST did so in hopes of finding and training people to fill entry-level jobs.

Table 11. Allocation of the Allowance for Loan Losses

        The following table shows allocation of the allowance for loan losses by major loan category and the percentage of the loans in each category to total loans at year end:

	December 31
	2003		2002		2001		2000		1999
	$	%	$	%	$	%	$	%	$	%
	(Dollars in thousands)
Real Estate	197	35	97	32	200	30	200	35	279	36
Commercial, industrial and agricultural	3,093	48	3,716	51	3,001	50	2,667	44	2,480	43
Consumer	460	17	492	17	850	20	1,000	21	1,100	21

	$3,750	100%	$4,305	100%	$4,051	100%	$3,867	100%	$3,859	100%

  Asset Quality:

        Management monitors asset quality (credit risk) by continually reviewing four measurements: (1) watch loans, (2) delinquent loans, (3) foreclosed real estate, and (4) net charge-offs.

        Watch describes loans where borrowers are experiencing weakening cash flows and may be paying loans with alternative sources of cash, for example, savings or the sale of unrelated assets. If this continues, the Corporation has an increasing likelihood that it will need to liquidate collateral for repayment. Management emphasizes early identification and monitoring of these loans in order for it to proactively minimize any risk of loss. Watch loans include loans that are not delinquent as well as delinquent loans. From year-end 2002 to year-end 2003, the Corporation's watch loans decreased substantially, primarily due to a decrease in delinquent loans.

        Delinquent loans are a result of borrowers' cash flow and/or alternative sources of cash being insufficient to pay loans. The Corporation's likelihood of collateral liquidation to repay the loans becomes more probable the further behind a borrower falls, particularly when loans reach 90 days or more past due.

        Management breaks down delinquent loans into two categories: (1) loans that are past due 30-89 days, and (2) nonperforming loans that are comprised of loans that are 90 days or more past due or nonaccrual.

        During 2003, the Corporation's 30-89 day quarterly average loan delinquency as a percent of total loans remained below 1%, and was consistent with 2002 and 2001.

        The Corporation's nonperforming loans decreased substantially ($767,000, or .23% of total loans at December 31, 2003, from $3.45 million, or 1.08% at December 31, 2002). This decrease was a result of the liquidation of one large commercial loan relationship, several residential mortgage foreclosures, receipt of payment from a governmental agency on its loan guaranty and charge-offs.

Table 12. Nonperforming Assets

        The following table presents an analysis of nonperforming assets for each of the past five years:

	December 31
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Nonaccrual loans	$483	$2,802	$1,906	$576	$3,131
Loans past due 90 days or more (not included above)	284	651	948	369	451

Total nonperforming loans	767	3,453	2,854	945	3,582
Foreclosed real estate	349	1,536	1,248	1,402	306

Total nonperforming assets	$1,116	$4,989	$4,102	$2,347	$3,888

Nonperforming loans to total loans	0.23%	1.08%	0.94%	0.31%	1.24%
Nonperforming assets to total assets	0.20%	0.94%	0.82%	0.50%	0.87%
Allowance for loan losses to nonperforming loans	488.92%	124.67%	141.94%	409.21%	107.73%

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

        Foreclosed real estate decreased to $349,000 at year-end 2003 from $1.54 million at year-end 2002 as a result of the sale of properties.

        The combined decrease in nonperforming loans and foreclosed real estate resulted in the Corporation's nonperforming assets to total assets ratio of .20% at December 31, 2003 compared to .94% at December 31, 2002.

        Charged-off loans usually result from: (1) a borrower being legally relieved of loan repayment responsibility through bankruptcy, (2) insufficient collateral sale proceeds to repay a loan, or (3) the borrower does not own other saleable assets that, if sold, would generate sufficient sale proceeds to repay a loan. During 2003, the Corporation experienced an increased level of net charge-offs, .68% of average loans versus .30% in 2002.

        The Corporation's consumer loan net charge-offs were the lowest of the past 8 years. This decreasing trend is the result of policy decisions, loan officer training and loss mitigation by credit recovery personnel.

        The Corporation experienced a net recovery in residential mortgage loan net charge-offs. The residential real estate market is the most significant determining factor in residential mortgage loan charge-offs. Despite the fact that the Corporation foreclosed several residential mortgage loans during 2003, the market value of those properties was sufficient to repay the loans. The reason for the net recovery was the Corporation's recovery of a prior period charge-off due to the borrower's stabilized cash flow.

        The Corporation's increased level of net charge-offs was driven by three large commercial loan charge-offs. Two of the three were a result of bankruptcy and/or insufficient collateral sale proceeds to repay the loans. The third charge-off was a result of business risk more than credit risk. Specifically, the Corporation was the smallest participant bank in a large commercial loan relationship in which it did not share the same workout philosophy as the other participating banks.

        Total net charge-offs represented 132.7% of the Corporation's annual provision expense. Consequently, the balance of the Allowance for Loan Losses decreased to $3.75 million or 1.12% of total loans at December 31, 2003 from $4.31 million or 1.34% of total loans at December 31, 2002. Despite this decrease, Management is confident of the adequacy of the Allowance for Loan Losses.

Table 13. Allowance for Loan Losses

        The following table presents an analysis of the allowance for loan losses for each of the past five years:

	December 31
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Balance at beginning of year	$4,305	$4,051	$3,867	$3,859	$3,549
Charge-offs:
Commercial, industrial and agricultural	(2,448)	(778)	(862)	(222)	(69)
Consumer	(107)	(202)	(374)	(371)	(469)
Real estate	(4)	(67)	(127)	(289)	(90)

Total charge-offs	(2,559)	(1,047)	(1,363)	(882)	(628)

Recoveries:
Commercial, industrial and agricultural	255	17	7	45	64
Consumer	33	40	58	68	44
Real estate	21	54	2	24	—

Total recoveries	309	111	67	137	108

Net charge-offs	(2,250)	(936)	(1,296)	(745)	(520)

Provision for loan losses	1,695	1,190	1,480	753	830

Balance at end of year	$3,750	$4,305	$4,051	$3,867	$3,859

Ratios:
Net loans charged off as a percentage of average loans	0.68%	0.30%	0.43%	0.25%	0.19%
Net loans charged off as a percentage of the provision for loan losses	132.74%	78.66%	87.57%	98.94%	62.65%
Allowance as a percentage of loans	1.12%	1.34%	1.32%	1.28%	1.34%

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

        Growth in deposits and repos generally provides a major portion of the funds to meet increased loan demand. At December 31, 2003, total deposits and Repos reached $410.7.0 million, an increase of $877,000 from $409.8 million at December 31, 2002. Another primary source of available liquidity for the Bank is a line of credit with the Federal Home Loan Bank of Pittsburgh (FHLB). At December 31, 2003, the Bank had approximately $122.9 million available on its line of credit with the FHLB that it could borrow to meet any liquidity needs. Short-term borrowings with the FHLB at December 31, 2003 totaled $25.2 million and averaged $2.1 million during the year. Table 9 presents specific information concerning short-term borrowings and repos.

  Off Balance Sheet Commitments

        The Corporation's financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation. Unused commitments and standby letters of credit totaled $85.3 million and $1.7 million, respectively, at December 31, 2003. Unused commitments and stand-by letters of credit totaled $90.5 million and $2.8 million, respectively, at December 31, 2002 (refer to Note 18 for more information).

        Management believes that any amounts actually drawn upon can be funded in the normal course of operations. The Corporation has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity.

        The following table represents the Corporation's aggregate on and off balance sheet contractual obligations to make future payments as of December 31, 2003:

  Contractual Obligations

  (Amounts in thousands)

	Less than 1 year	>1-3 years	>3-5 years	Over 5 years	Total
Time Deposits	$52,651	$44,875	$13,643	$—	$111,169
Long-Term Debt	4,107	10,729	23,023	18,608	56,467
Operating Leases	270	504	289	1,815	2,878
Estimated future pension payments	439	941	1,189	3,729	6,298

Total	$56,258	$55,349	$38,349	$26,856	$176,812

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

        The Corporation uses several tools to measure and evaluate interest rate risk. One tool is interest rate sensitivity or gap analysis. Gap analysis classifies assets and liabilities by repricing and maturity characteristics and provides management with an indication of how different interest rate scenarios will impact net interest income. Table 14 presents a gap analysis of the Corporation at December 31, 2003. Positive gaps in the under one-year time interval suggest that, all else being equal, the Corporation's near-term earnings would rise in a higher interest rate environment and decline in a lower rate environment. A negative gap suggests the opposite result.

        Another tool for analyzing interest rate risk is financial simulation modeling which captures the impact of not only changing interest rates but also other sources of cash flow variability including loan and securities prepayments and customer preferences. Financial simulation modeling forecasts both net interest income and the economic value of equity under a variety of different interest rate environments. Economic value of equity is defined as the estimated discounted present value of assets minus the discounted present value of liabilities and is a surrogate for long-term earnings. The Corporation regularly measures the effects of an up or down 200-basis point rate change which is deemed to represent the outside limits of any reasonably probable movement in market interest rates during a one-year time frame. As indicated in Table 15, the financial simulation analysis revealed that as of December 31, 2003 prospective net interest income over a one-year time period would be adversely affected by either higher or lower market interest rates. The economic value of equity would be adversely affected by lower market interest rates but favorably affected by higher interest rates. The Corporation establishes tolerance guidelines for these measures of interest rate sensitivity. As of December 31, 2003, the Corporation was within the prescribed tolerance ranges for both the economic value of equity and net interest income sensitivity.

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

        During 2001, the Bank entered into three interest rate swap transactions with an aggregate notional amount of $20 million and terms ranging from three to seven years. According to the terms of each transaction, the Bank pays fixed-rate interest payments and receives floating-rate payments. The swaps were entered into to hedge the Corporation's exposure to changes in cash flows attributable to the impact of interest rate changes on variable-rate money market deposit accounts. At December 31, 2003, the fair value of the swaps was negative $1.3 million as compared to a negative fair value of $1.8 at December 31, 2002 and was recognized in comprehensive income, net of tax. See Note 12 for additional information on comprehensive income.

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

Table 14. Interest Rate Sensitivity Analysis

	1-90 Days	91-181 Days	182-365 Days	1-5 Years	Beyond 5 Years	Total
	(Dollars in Thousands)
Interest-earning assets:
Interest -bearing deposits in other banks	$256	$—	$—	$—	$—	$256
Investment securities	55,577	4,507	6,600	58,010	33,440	158,134
Loans, net of unearned income	124,495	22,602	37,702	113,993	47,267	346,059

Total interest-earning assets	$180,328	$27,109	$44,302	$172,003	$80,707	$504,449
Interest-bearing liabilities:
Interest-bearing checking	$18,934	$—	$—	$—	$49,442	$68,376
Money market deposit accounts	82,005	—	—	—	1,307	83,312
Savings	26,860	—	—	—	23,167	50,027
Time	19,844	12,233	20,574	58,427	91	111,169
Federal funds purchased and securities sold under agreement to repurchase	38,311	—	—	—	—	38,311
Short tem borrowings	25,200	—	—	—	—	25,200
Long term debt	297	300	3,510	33,752	18,608	56,467
Interest rate swaps	—	—	—	—	—	—

Total interest-bearing liabilities	$211,451	$12,533	$24,084	$92,179	$92,615	$432,862

Interest rate gap	$(31,123)	$14,576	$20,218	$79,824	$(11,908)	$71,587

Cumulative interest rate gap	$(31,123)	$(16,547)	$3,671	$83,495	$71,587

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

Note 4:  Long-term debt reflects payments on amortizing Federal Home Loan Bank notes.

Table 15. Sensitivity to Changes in Market Interest Rates

	2003 Future Interest Rate Scenarios			2002 Future Interest Rate Scenarios
	-200 bps	Unchanged	+200 bps	-200 bps	Unchanged	+200 bps
	(Dollars in Thousands)
Prospective one-year net interest income (NII):
Change	$14,584	$15,303	$15,278	$15,350	$15,626	$15,405
Percent change	-4.7%	—	-0.2%	-1.8%	—	-1.4%
Board policy limit	-7.5%	—	-7.5%	-7.5%	—	-7.5%
Economic value of portfolio equity (EVE):
Change	$37,443	$45,362	$50,936	$37,035	$42,503	$46,818
Percent change	-17.5%	—	12.3%	-12.9%	—	10.2%
Board policy limit	-20.0%	—	-20.0%	-20.0%	—	-20.0%

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

        The information related to this item is included in Management's Discussion and Analysis of Financial Condition and Results of Operations on page 16.

Item 8. Financial Statements and Supplementary Data

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders
Franklin Financial Services Corporation
Chambersburg, Pennsylvania

        We have audited the accompanying consolidated balance sheets of Franklin Financial Services Corporation and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Franklin Financial Services Corporation as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

Harrisburg, Pennsylvania
January 23, 2004

Consolidated Balance Sheets

	December 31
	2003	2002
	(Amounts in thousands, except per share data)
Assets
Cash and due from banks	$15,360	$13,360
Interest-bearing deposits in other banks	256	1,212

Total cash and cash equivalents	15,616	14,572
Investment securities available for sale	153,381	162,306
Restricted stock	4,753	3,963
Loans held for sale	12,113	1,300
Loans	333,946	321,061
Allowance for loan losses	(3,750)	(4,305)

Net Loans	330,196	316,756
Premises and equipment, net	9,564	9,792
Bank owned life insurance	10,319	9,788
Other assets	13,760	13,880

Total assets	$549,702	$532,357

Liabilities
Deposits
Demand (noninterest-bearing)	$59,547	$54,841
Savings and interest checking	201,715	198,751
Time	111,169	118,295

Total Deposits	372,431	371,887
Securities sold under agreements to repurchase	38,311	37,978
Short term borrowings	25,200	9,850
Long term debt	56,467	59,609
Other liabilities	5,435	5,805

Total liabilities	497,844	485,129

Shareholders' equity
Common stock, $1 par value per share,15,000 shares authorized with 3,045 shares issued and 2,692 and 2,680 outstanding at December 31, 2003 and 2002, respectively	3,045	3,045
Capital stock without par value, 5,000 shares authorized with no shares issued and outstanding	—	—
Additional paid-in capital	19,819	19,762
Retained earnings	34,251	31,148
Accumulated other comprehensive income	1,767	525
Treasury stock, 353 and 365 shares at cost at December 31, 2003 and 2002 respectively	(7,024)	(7,252)

Total shareholders' equity	51,858	47,228

Total liabilities and shareholders' equity	$549,702	$532,357

The accompanying notes are an integral part of these statements.

Consolidated Statements of Income

	Years ended December 31
	2003	2002	2001
	(Amounts in thousands, except per share data)
Interest income
Loans	$19,826	$21,218	$23,802
Interest and dividends on investments:
Taxable interest	3,227	4,170	4,767
Tax exempt interest	1,572	1,579	1,797
Dividend income	189	221	265
Federal funds sold	34	66	28
Deposits and other obligations of other banks	36	134	637

Total interest income	24,884	27,388	31,296

Interest expense
Deposits	5,308	7,766	11,751
Securities sold under agreements to repurchase	350	692	1,561
Short term borrowings	28	6	—
Long term debt	3,371	3,337	2,461

Total interest expense	9,057	11,801	15,773

Net interest income	15,827	15,587	15,523
Provision for loan losses	1,695	1,190	1,480

Net interest income after provision for loan losses	14,132	14,397	14,043

Noninterest income
Investment and trust services fees	2,475	2,292	2,221
Service charges and fees	2,856	2,351	2,254
Mortgage banking activities	992	190	430
Increase in cash surrender value of life insurance	531	555	458
Other	398	85	60
Securities gains	488	430	267

Total noninterest income	7,740	5,903	5,690

Noninterest expense
Salaries and employee benefits	7,441	7,054	6,683
Net occupancy expense	999	855	745
Furniture and equipment expense	682	656	653
Advertising	769	619	613
Legal and professional fees	607	477	427
Data processing	1,083	1,027	904
Pennsylvania bank shares tax	444	426	403
Other	2,634	2,417	2,423

Total noninterest expense	14,659	13,531	12,851

Income before Federal income taxes	7,213	6,769	6,882
Federal income tax expense	1,373	1,196	1,288

Net income	$5,840	$5,573	$5,594

Earnings per share
Basic earnings per share	$2.18	$2.08	$2.09
Diluted earnings per share	$2.17	$2.07	$2.05

The accompanying notes are an integral part of these statements.

Consolidated Statements of Changes in Shareholders' Equity

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
	(Dollars in thousands, except per share data)
For years ended December 31, 2003, 2002 and 2001:
Balance at December 31, 2000	$3,045	$19,797	$25,522	$343	$(5,506)	$43,201
Comprehensive income:
Net income	—	—	5,594	—	—	5,594
Unrealized gain on securities, net of reclassification adjustments	—	—	—	337	—	337
Unrealized loss on hedging activities, net of reclassification adjustments				(456)		(456)

Total Comprehensive income						5,475
Cash dividends declared, $.86 per share	—	—	(2,347)	—	—	(2,347)
Common stock issued under stock option plans	—	(51)	—	—	264	213
Acquisition of 63,512 shares of treasury stock	—	—	—	—	(1,277)	(1,277)

Balance at December 31, 2001	3,045	19,746	28,769	224	(6,519)	45,265

Comprehensive income:
Net income	—	—	5,573	—	—	5,573
Unrealized gain on securities, net of reclassification adjustments	—	—	—	1,048	—	1,048
Unrealized loss on hedging activities, net of reclassification adjustments				(747)		(747)

Total Comprehensive income						5,874
Cash dividends declared, $1.19 per share	—	—	(3,194)	—	—	(3,194)
Common stock issued under stock option plans	—	16	—	—	161	177
Acquisition of 35,936 shares of treasury stock	—	—	—	—	(894)	(894)

Balance at December 31, 2002	3,045	19,762	31,148	525	(7,252)	47,228

Comprehensive income:
Net income	—	—	5,840	—	—	5,840
Unrealized gain on securities, net of reclassification adjustments	—	—	—	862	—	862
Unrealized gain on hedging activities, net of reclassification adjustments				380		380

Total Comprehensive income						7,082
Cash dividends declared, $1.02 per share	—	—	(2,737)	—	—	(2,737)
Common stock issued under stock option plans	—	57	—	—	228	285

Balance at December 31, 2003	$3,045	$19,819	$34,251	$1,767	$(7,024)	$51,858

The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows

	Years ended December 31
	2003	2002	2001
	(Amounts in thousands)
Cash flows from operating activities
Net income	$5,840	$5,573	$5,594
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,026	986	989
Net amortization (accretion) on investment securities	831	189	(5)
Amortization and write down of mortgage servicing rights	203	475	96
Provision for loan losses	1,695	1,190	1,480
Securities gains, net	(488)	(430)	(267)
Loans originated for sale	(56,168)	(33,030)	(41,657)
Proceeds from sale of loans	49,175	33,495	42,005
Gain on sales of loans	(985)	(465)	(348)
Gain on sale of credit card portfolio	—	—	(70)
Gain on sale of premises and equipment	(299)	—	—
Increase in cash surrender value of life insurance	(531)	(555)	(458)
Decrease (increase) in interest receivable and other assets	437	(256)	549
(Decrease) increase in interest payable and other liabilities	(269)	(679)	875
Other, net	(91)	109	110

Net cash (used) provided by operating activities	376	6,602	8,893

Cash flows from investing activities
Proceeds from sales of investment securities available for sale	1,691	2,076	8,909
Proceeds from maturities of investment securities available for sale	51,859	39,029	55,987
Purchase of investment securities available for sale	(44,451)	(57,613)	(86,883)
Net increase in loans	(18,233)	(17,349)	(8,264)
Proceeds from sale of credit card portfolio	—	—	1,437
Proceeds from sale of premises and equipment	625	—	—
Investment in joint venture	(510)	(114)	(1,258)
Purchase of bank owned life insurance	—	—	(2,670)
Capital expenditures	(946)	(1,243)	(3,015)

Net cash used in investing activities	(9,965)	(35,214)	(35,757)

Cash flows from financing activities
Net increase in demand deposits, NOW accounts and savings accounts	7,670	19,468	8,104
Net decrease in certificates of deposit	(7,126)	(1,624)	(11,270)
Net increase in short term borrowings	15,683	3,465	11,327
Long term debt advances	2,519	10,350	22,766
Long term debt payments	(5,661)	(1,103)	(1,881)
Dividends paid	(2,737)	(3,194)	(2,347)
Common stock issued under stock option plans	285	177	213
Purchase of treasury shares	—	(894)	(1,277)

Net cash provided by financing activities	10,633	26,645	25,635

Increase (decrease) in cash and cash equivalents	1,044	(1,967)	(1,229)
Cash and cash equivalents as of January 1	14,572	16,539	17,768

Cash and cash equivalents as of December 31	$15,616	$14,572	$16,539

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest on deposits and other borrowed funds	$9,270	$11,779	$16,318
Income taxes	$1,545	$904	$785

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

        Principles of Consolidation—The consolidated financial statements include the accounts of Franklin Financial Services Corporation (the Corporation) and its wholly-owned subsidiaries; Farmers and Merchants Trust Company of Chambersburg and Franklin Financial Properties Corp. Farmers and Merchants Trust Company of Chambersburg is a commercial bank (the Bank) that has one wholly-owned subsidiary, Franklin Realty Services Corporation. Franklin Realty Services Corporation is an inactive real-estate brokerage company. Franklin Financial Properties Corp. holds real estate assets that are leased by the Bank. All significant intercompany transactions have been eliminated.

        Nature of Operations—The Corporation conducts substanially all of its business through its subsidiary bank, Farmers and Merchants Trust Company, which serves its customer base through fifteen community offices located in Franklin and Cumberland Counties in Pennsylvania. Another community office is scheduled to open in March 2004, bringing the total to sixteen community offices. The Bank is a community-oriented commercial bank that emphasizes customer service and convenience. As part of its strategy, the Bank has sought to develop a variety of products and services that meet the needs of both its retail and commercial customers. The Corporation and the Bank are subject to the regulations of various federal and state agencies and undergo periodic examinations by these regulatory authorities.

        Use of Estimates in the Preparation of Financial Statements—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, as well as the value of mortgage servicing rights and derivatives.

        Statement of Cash Flows—For purposes of reporting cash flows, cash and cash equivalents include Cash and due from banks, Interest-bearing deposits in other banks and Federal funds sold. Generally, Federal funds are purchased and sold for one-day periods.

        Investment Securities—Management classifies its securities at the time of purchase as available for sale or held to maturity. At December 31, 2003 and 2002, all securities were classified as available for sale, meaning that the Corporation intends to hold them for an indefinite period of time, but not necessarily to maturity. Available for sale securities are stated at estimated fair value, adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments of interest income through maturity. The related unrealized holding gains and losses are reported as other comprehensive income, net of tax, until realized. Realized securities gains and losses are computed using the specific identification method. Gains or losses on the disposition of investment securities are based on the net proceeds and the adjusted carrying amount of the specific security sold. Any decision to sell a security classified as available for sale would be based on various factors, including significant movement in interest rates, changes in maturity or mix of the Bank's assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors.

        Restricted Stock—Restricted stock, which is carried at cost, consists of stock of the Federal Home Loan Bank of Pittsburgh (FHLB) and Atlantic Central Bankers Bank. Federal law requires a member institution of the FHLB to hold FHLB stock according to a predetermined formula.

        Other Investments- The Corporation has investments in four non-publicly traded start-up banks and a captive reinsurance company. In addition, the Bank has an investment in a title insurance agency. Each investment represents less than 20% of the voting stock of each company; therefore, the Corporation utilizes the cost basis method of accounting to account for these investments. At December 31, 2003 and 2002, the aggregate amount of these investments was approximately $1.6 million and $1.4 million, respectively and was included in other assets. In 2003, the Bank made an investment in a mortgage banking company. At December 31, 2003, this investment represented 25% of the voting stock of the mortgage banking company and was included in other assets. The Corporation utilizes the equity method of accounting to account for this investment.

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

        Loan Servicing—Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the periods of, the estimated future net servicing income of the underlying financial assets. Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. For the purpose of computing impairment, mortgage servicing rights are stratified based on risk characteristics of the underlying loans that are expected to have the most impact on projected prepayments including loan type, interest rate and term. Impairment is recognized through a valuation allowance to the extent that fair value is less than the capitalized amount. Loans serviced by the bank for the benefit of others totaled $101.8 million, $94.6 million and $89.8 million at December 31, 2003, 2002 and 2001 respectively.

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

        The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers nonclassified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

        Intangible Assets—Intangible assets, consisting primarily of a customer list acquired through the purchase of several community offices, are stated at cost, less accumulated amortization. Amortization is recognized over a ten-year period. Intangible assets are reviewed periodically for impairment. Amounts included in other assets were $599,000 and $785,000 at December 31, 2003 and 2002, respectively and were net of accumulated amortization of $1.26 million and $1.07 million. Amortization expense for intangible assets was $237,000, for 2001 and $186,000 for 2002 and 2003. Amortization expense for intangible assets will be $186,000 for the years ended December 31, 2004, 2005 and 2006 and $41,000 for 2007.

        Bank Owned Life Insurance—The Bank invests in bank owned life insurance ("BOLI") as a source of funding for employee benefit expenses. The Bank purchases life insurance coverage on the lives of a select group of employees. The Bank is the owner and beneficiary of the policies and records the investment at the cash surrender value of the underlying policies. Income from the increase in cash surrender value of the policies is included in other income.

        Foreclosed Real Estate—Foreclosed real estate is comprised of property acquired through a foreclosure proceeding or an acceptance of a deed in lieu of foreclosure. Balances are initially reflected at the estimated fair value less any estimated disposition costs, with subsequent adjustments made to reflect further declines in value. Any losses realized upon disposition of the property, and holding costs prior thereto, are charged against income.

        Transfers of Financial Assets—Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Corporation, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Corporation does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

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

        Investment and Trust Services—Assets held in a fiduciary capacity are not assets of the Corporation and therefore are not included in the consolidated financial statements. Revenue from investment and trust services is recognized on the accrual basis.

        Off-Balance Sheet Financial Instruments—In the ordinary course of business, the bank has entered into off-balance sheet financial instruments consisting of commitments to extend credit and letters of credit. Such financial instruments are recorded on the balance sheet when they are funded.

        Stock Based Compensation—Stock options are accounted for under Accounting Principles Bulletin (APB) No. 25. Under APB 25, no compensation expense is recognized related to these purchase options. The pro forma impact to net income and earnings per share that would occur if compensation expense was recognized based on the estimated fair value of the options on the date of the grant is as follows:

		2003	2002	2001
		(Amounts in thousands, except per share)
Net Income:	As reported	$5,840	$5,573	$5,594
	Compensation not expensed	(68)	(108)	(27)

	Proforma	$5,772	$5,465	$5,567

Basic earnings per share:	As reported	$2.18	$2.08	$2.09
	Proforma	2.15	2.04	2.08
Diluted earnings per share:	As reported	$2.17	$2.07	$2.05
	Proforma	2.15	2.03	2.04
Weighted average fair value of ESPP options granted		$6.45	$5.40	$5.09
Weighted average fair value of ISOP options granted		$5.87	$5.04	—

        The fair value of the options granted has been estimated using the Black-Scholes method and the following assumptions for the years shown:

	2003	2002	2001
Employee Stock Purchase Plan
Risk-free interest rate	1.13%	1.41%	2.28%
Expected volatility of the Corporation's stock	16.58%	16.80%	19.59%
Expected dividend yield	3.26%	3.58%	3.66%
Expected life (in years)	0.8	0.7	0.7
Incentive Stock Option Plan
Risk-free interest rate	3.55%	3.47%	—
Expected volatility of the Corporation's stock	26.39%	26.39%	—
Expected dividend yield	3.54%	3.84%	—
Expected life (in years)	7	7	—

        Pension—The provision for pension expense was actuarially determined using the projected unit credit actuarial cost method. The funding policy is to contribute an amount sufficient to meet the requirements of ERISA, subject to Internal Revenue Code contribution limitations.

        Earnings per share—Earnings per share is computed based on the weighted average number of shares outstanding during each year. The Corporation's basic earnings per share is calculated as net income divided by the weighted average number of shares outstanding. For diluted earnings per share, net income is divided by the weighted average number of shares outstanding plus the incremental number of shares added as a result of converting common stock equivalents, calculated using the treasury stock method. The Corporation's common stock equivalents consist of stock options.

        A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

	2003	2002	2001
	(In thousands)
Weighted average shares outstanding (basic)	2,684	2,675	2,680
Impact of common stock equivalents	6	12	53

Weighted average shares outstanding (diluted)	2,690	2,687	2,733

        Reclassifications—Certain prior period amounts have been reclassified to conform with the current year presentation. Such reclassifications did not affect reported net income.

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

  Recent Accounting Pronouncements:

        In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45 (FIN), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under certain specified guarantees. Under FIN 45, the Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit, as discussed in Note 18. Adoption of FIN 45 did not have a significant impact on the Corporation's financial condition or results of operations.

        In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 was revised in December 2003. This Interpretation provides new guidance for the consolidation of variable interest entities (VIEs) and requires such entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among parties involved. The Interpretation also adds disclosure requirements for investors that are involved with unconsolidated VIEs. The disclosure requirements apply to all financial statements issued after December 31, 2003. The consolidation requirements apply to companies that have interests in special purpose entities for periods ending after December 15, 2003. Consolidation of other types of VIEs is required in financial statements for periods ending after March 14, 2004. The adoption of this Interpretation did not have and is not expected to have an impact on the Corporation's financial condition or results of operations.

        In April 2003, the Financial Accounting Standards Board (FASB) issued Statement No. 149, "Amendment of Statement No. 133, Accounting for Derivative Instruments and Hedging Activities." This Statement clarifies the definition of a derivative and incorporates certain decisions made by the Board as part of the Derivatives Implementation Group process. This Statement is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003 and should be applied prospectively. The provisions of the Statement that relate to implementation issues addressed by the Derivatives Implementation Group that have been effective should continue to be applied in accordance with their respective dates. Adoption of this standard did not have an impact on the Corporation's financial condition or results of operations.

        In May 2003, The Financial Accounting Standards Board issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement requires that an issuer classify a financial instrument that is within its scope as a liability. Many of these instruments were previously classified as equity. This Statement was effective for financial instruments entered into or modified after May 31, 2003 and otherwise was effective beginning July 1, 2003. The adoption of this standard did not have an impact on the Corporation's financial condition or results of operations.

Note 2. Regulatory Matters

        The Bank is limited as to the amount it may lend to the Corporation, unless such loans are collateralized by specific obligations. State regulations also limit the amount of dividends the Bank can pay to the Corporation. At December 31, 2003, the amount available for dividends was $28.5 million. The Corporation and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003 and 2002, that the Corporation and the Bank met all capital adequacy requirements to which it is subject.

        As of December 31, 2003, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

        The table that follows presents the total risk-based, Tier 1 risk-based and Tier 1 leverage requirements for the Corporation and the Bank as defined by the FDIC. Actual capital amounts and ratios are also presented.

	As of December 31, 2003
	Actual		Minimum for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital (to Risk Weighted Assets)
Corporation	$53,463	14.03%	$30,496	8.00%	N/A
Bank	44,273	11.89%	29,785	8.00%	$37,232	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Corporation	$49,390	12.96%	$15,248	4.00%	N/A
Bank	40,442	10.86%	14,893	4.00%	$22,339	6.00%
Tier 1 Capital (to Average Assets)
Corporation	$49,390	9.15%	$21,599	4.00%	N/A
Bank	40,442	7.59%	21,303	4.00%	$26,629	5.00%
	As of December 31, 2002
	Actual		Minimum for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital (to Risk Weighted Assets)
Corporation	$50,198	13.00%	$30,896	8.00%	N/A
Bank	41,650	11.03%	30,215	8.00%	$37,768	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Corporation	$45,821	11.86%	$15,448	4.00%	N/A
Bank	37,263	9.87%	15,107	4.00%	$22,661	6.00%
Tier 1 Capital (to Average Assets)
Corporation	$45,821	8.68%	$21,110	4.00%	N/A
Bank	37,263	7.13%	20,918	4.00%	$26,148	5.00%

        Although not adopted in regulation form, the Pennsylvania Department of Banking utilizes capital standards requiring a minimum leverage capital ratio of 6% and a risk-based capital ratio of 10%, defined substantially the same as those by the FDIC.

Note 3. Restricted Cash Balances

        The Corporation's subsidiary bank is required to maintain reserves against its deposit liabilities in the form of vault cash and/or balances with the Federal Reserve Bank. Deposit reserves required to be held by the bank were approximately $700,000 and $600,000 at December 31, 2003 and December 31, 2002, respectively and were satisfied by the bank's vault cash. In addition, as compensation for check clearing and other services, a compensatory balance maintained at the Federal Reserve Bank at December 31, 2003 and 2002, was approximately $900,000.

Note 4. Investment Securities Available for Sale

        The amortized cost and estimated fair value of investment securities available for sale as of December 31, 2003 and 2002 are as follows:

2003	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(Amounts in thousands)
Equity securities	$3,307	$765	$47	$4,025
U.S. Treasury securities and obligations of U.S. Government agencies and corporations	19,556	134	28	19,662
Obligations of state and political subdivisions	34,460	2,602	—	37,062
Corporate debt securities	22,007	427	207	22,227
Mortgage-backed securities	33,916	295	157	34,054
Asset-backed securities	36,142	235	26	36,351

	$149,388	$4,458	$465	$153,381

2002	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(Amounts in thousands)
Equity securities	$3,337	$539	$377	$3,499
U.S. Treasury securities and obligations of U.S. Government agencies and corporations	19,823	180	41	19,962
Obligations of state and political subdivisions	35,442	1,976	1	37,417
Corporate debt securities	25,890	272	423	25,739
Mortgage-backed securities	24,018	350	51	24,317
Asset-backed securities	51,110	299	37	51,372

	$159,620	$3,616	$930	$162,306

        At December 31, 2003 and 2002, the book value of investment securities pledged to secure public funds, trust balances and other deposits and obligations totaled $90,846,000 and $77,089,000, respectively.

        The amortized cost and estimated fair value of debt securities at December 31, 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized cost	Estimated fair value
	(Amounts in thousands)
Due in one year or less	$9,686	$9,714
Due after one year through five years	28,290	28,791
Due after five years through ten years	28,394	29,072
Due after ten years	45,795	47,725

	$112,165	$115,302
Mortgage-backed securities	33,916	34,054

	$146,081	$149,356

        Gross gains of $513,000 and gross losses of $25,000 were realized on the sale of securities during 2003. Gross gains of $430,000 were realized in 2002. Gross gains of $335,000 and gross losses of $68,000 were realized on the sale of securities in 2001.

        The following table reflects temporary impairment in the investment portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2003.

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amounts in thousands)
Equity Securities	$—	$—	$429	$47	$429	$47
U.S. Treasury securities and obigations of U.S.
Government agencies and corporations	4,504	10	3,032	18	7,536	28
Corporate securities	1,090	41	6,614	166	7,704	207
Mortgage-backed securities	8,351	123	1,317	34	9,668	157
Asset-backed securities	4,552	6	7,045	20	11,597	26

Total temporarily impaired securities	$18,497	$180	$18,437	$285	$36,934	$465

        The above table represents 20 investment securities where the current fair value is less than the related amortized cost. Management believes that the unrealized losses reflect changes in interest rates subsequent to the acquisition of specific securities and do not reflect any deterioration of the credit worthiness of the issuing entities. Generally, securities with an unrealized loss are debt securities of investment grade. Therefore the bonds have a maturity date and are generally expected to pay-off at par, substantially elminating any market value losses at that time.

Note 5. Loans

        A summary of loans outstanding at the end of the reporting periods is as follows:

	December 31
	2003	2002
	(Amounts in thousands)
Real estate (primarily first mortgage residential loans)	$105,517	$99,104
Real estate—Construction	4,244	2,886
Commercial, industrial and agricultural	165,936	163,618
Consumer (including home equity lines of credit)	58,249	55,453

	333,946	321,061
Less: Allowance for loan losses	(3,750)	(4,305)

Net Loans	$330,196	$316,756

        Loans to directors and executive officers and to their related interests and affiliated enterprises amounted to approximately $11,305,000 and $9,008,000 at December 31, 2003 and 2002, respectively. Such loans are made in the ordinary course of business at the Bank's normal credit terms and do not present more than a normal risk of collection. During 2003 approximately $3,689,000 of new loans were made and repayments totaled approximately $1,392,000.

Note 6. Allowance for Loan Losses

	Years ended December 31
	2003	2002	2001
	(Amounts in thousands)
Balance at beginning of year	$4,305	$4,051	$3,867
Charge-offs	(2,559)	(1,047)	(1,363)
Recoveries	309	111	67

Net charge-offs	(2,250)	(936)	(1,296)
Provision for loan losses	1,695	1,190	1,480

Balance at end of year	$3,750	$4,305	$4,051

        At December 31, 2003 and 2002 the Corporation had no restructured loans. Nonaccrual loans at December 31, 2003 and 2002 were approximately $483,000 and $2,802,000, respectively. Loans past due 90 days or more and still accruing were $284,000 and $651,000 at December 31, 2003 and 2002, respectively. The gross interest that would have been recorded if nonaccrual loans had been current in accordance with their original terms and the amount actually recorded in income were as follows:

	2003	2002	2001
	(Amounts in thousands)
Gross interest due under terms	$74	$284	$187
Amount included in income	2	(93)	(12)

Interest income not recognized	$76	$191	$175

        At December 31, 2003 and 2002, the recorded investment in loans that were considered to be impaired, as defined by Statement No.114, totaled $2.8 million and $6.6 million, respectively, substantially all of which have an allowance for credit losses. The allowance for credit losses on impaired loans was $648,000 and $2.5 million as of December 31, 2003 and 2002, respectively. The average recorded investment in impaired loans during the years ended December 31, 2003, 2002 and 2001 was $5.2 million, $7.2 million and $4.6 million, respectively.

Note 7. Premises and Equipment

        Premises and equipment consist of:

		December 31
(Dollars in thousands)	Estimated Life	2003	2002
Land		$1,096	$1,250
Buildings and leasehold improvements	15 - 30 years, or lease term	12,589	12,334
Furniture, fixtures and equipment	3 - 10 years	7,550	7,135

Total cost		21,235	20,719
Less: Accumulated depreciation		(11,671)	(10,927)

Net premises and equipment		$9,564	$9,792

        Depreciation expense for the years ended December 31, 2003, 2002 and 2001 was $840,000, $800,000 and $752,000 respectively.

        The Corportaion leases various premises and equipment for use in banking operations. Future minimum payments on these leases are as follows:

(Amounts in thousands)
2004	$270
2005	258
2006	246
2007	181
2008	108
2009 and beyond	1,815

        Some of these leases provide renewal options of varying terms. The rental cost of these renewals is not included above. Total rent expense on these leases was $206,000, $172,000 and $81,000 for 2003, 2002 and 2001, respectively.

Note 8. Mortgage Servicing Rights

        Activity in mortgage servicing rights for the years ended December 31, 2003, 2002 and 2001 is as follows:

	2003	2002	2001
	(amounts in thousands)
Beginning balance, net	$704	$801	$473
Originations	528	378	424
Amortization	(183)	(140)	(96)
Impairment writedown	(20)	(335)	—

Ending balance, net	$1,029	$704	$801

Note 9. Deposits

        Deposits are summarized as follows:

	December 31
	2003	2002
	(Amounts in thousands)
Demand, noninterest-bearing	$59,547	$54,841
Savings:
Interest-bearing checking	68,376	58,227
Money market accounts	83,312	95,713
Passbook and statement savings	50,027	44,811

	201,715	198,751

Time:
Deposits of $100,000 and over	23,203	23,459
Other time deposits	87,966	94,836

	111,169	118,295

Total deposits	$372,431	$371,887

        At December 31, 2003 the scheduled maturities of time deposits are as follows:

2004	$52,651
2005	31,532
2006	13,343
2007	8,086
2008	5,466
2009 and beyond	91

$111,169

Note 10. Securities Sold Under Agreements to Repurchase, Short Term Borrowings and Long Term Debt

        The Corporation enters into sales of securities under agreements to repurchase. Securities sold under agreements to repurchase are overnight borrowings. These borrowings are described below:

	December 31
	2003	2002
	(Dollars in thousands)
Ending balance	$38,311	$37,978
Average balance	42,226	49,208
Maximum month-end balance	48,883	57,077
Weighted average rate	0.83%	1.41%
Range of interest rates paid on December 31	.15 – .89%	.23 – 1.13%

        The securites that serve as collateral for securities sold under agreements to repurchase consist primarily of U.S. Government and U.S. Agency securities with a fair value of $45,493,000 at December 31, 2003.

        A summary of short term borrowings and long term debt at the end of the reporting period follows:

	December 31
	2003	2002
	(Amounts in thousands)
Open Repo Plus (a)	$25,200	$9,850
Loans from the Federal Home Loan Bank (b)	56,467	59,609

Total other borrowings	$81,667	$69,459

  (a)
  Open Repo Plus is a revolving term commitment with the Federal Home Loan Bank of Pittsburgh (FHLB) used on an overnight basis. The term of these commitments may not exceed 364 days and the outstanding balance reprices daily at market rates.

  (b)
  The loans from the FHLB are comprised of term loans payable at maturity and amortizing advances. These loans bear interest at fixed rates ranging from 4.21% to 7.38% (weighted average rate of 5.6%) with various maturities beginning October 2003 to October 2026. All borrowings from the FHLB are collateralized by FHLB stock, mortgage-backed securities and first mortgage loans.

        The scheduled maturities of the FHLB borrowings at December 31, 2003 are as follows:

2004	$4,107
2005	4,335
2006	6,394
2007	1,079
2008	21,944
2009 and beyond	18,608

$56,467

        The Corporation's maximum borrowing capacity with the FHLB at December 31, 2003, was $187,231,000. The total amount available to borrow at year-end was approximately $105,564,000.

Note 11. Federal Income Taxes

        The temporary differences which give rise to significant portions of deferred tax assets and liabilities under Statement No. 109 are as follows (amounts in thousands):

	December 31
	2003	2002
Deferred Tax Assets
Allowance for loan losses	$1,275	$1,464
Deferred compensation	368	329
Depreciation	132	155
Deferred loan fees and costs,net	179	115
Other	179	182
Tax credit carryforward	74	344

Total	2,207	2,589

Deferred Tax Liabilities
Pension	427	470
Mortgage servicing rights	350	239
Other comprehensive income	910	270
Other	210	210

Total	1,897	1,189

Net deferred tax assets	$310	$1,400

        Tax credit carryforwards begin to expire in 2019. The components of the provision for Federal income taxes attributable to income from operations were as follows:

	Years ended December 31
	2003	2002	2001
	(Amounts in thousands)
Current tax expense	$1,193	$877	$1,083
Deferred tax expense	180	319	205

Income tax provision	$1,373	$1,196	$1,288

        For the years ended December 31, 2003, 2002 and 2001, the income tax provisions are different from the tax expense which would be computed by applying the Federal statutory rate to pretax operating earnings. A reconciliation between the tax provision at the statutory rate and the tax provision at the effective tax rate is as follows:

	Years ended December 31
	2003	2002	2001
	(Amounts in thousands)
Tax provision at statutory rate	$2,452	$2,301	$2,340
Income on tax-exempt loans and securities	(850)	(884)	(902)
Nondeductible interest expense relating to carrying tax-exempt obligations	63	83	115
Dividends received exclusion	(25)	(27)	(20)
Income from bank owned life insurance	(181)	(196)	(163)
Other, net	3	8	7
Tax credit	(89)	(89)	(89)

Income tax provision	$1,373	$1,196	$1,288

        The tax provision applicable to securities gains for the years ended December 31, 2003, 2002 and 2001 was $166,000 $146,000 and $91,000, respectively.

Note 12. Comprehensive Income

        The components of other comprehensive income for 2001, 2002, and 2003 were as follows:

	Interest Rate Cap		Interest Rate Swaps		Securities Gains(Losses)		Total
	Before Tax	Net of Tax	Before Tax	Net of Tax	Before Tax	Net of Tax	Before Tax	Net of Tax
	(Amounts in thousands)
December 31, 2000 accumulated unrealized gain(loss)	$(67)	$(44)	$—	$—	$586	$387	$519	$343
Unrealized gains(losses) arising during the period	(21)	(14)	(942)	(621)	778	513	(185)	(122)
Reclassification adjustment for (gains)losses included in net income	33	22	238	157	(267)	(176)	4	3

December 31, 2001 accumulated unrealized gain(loss)	(55)	(36)	(704)	(464)	1,097	724	338	224

Unrealized gains(losses) arising during the period	(47)	(31)	(1,777)	(1,173)	2,018	1,332	194	128
Reclassification adjustment for (gains)losses included in net income	38	25	655	432	(430)	(284)	263	173

December 31, 2002 accumulated unrealized gain(loss)	(64)	(42)	(1,826)	(1,205)	2,685	1,772	795	525

Unrealized gains(losses) arising during the period	(4)	(2)	(240)	(158)	1,796	1,185	1,552	1,025
Reclassification adjustment for (gains)losses included in net income	37	24	781	515	(488)	(323)	330	216

December 31, 2003 accumulated unrealized gain(loss)	$(31)	$(20)	$(1,285)	$(848)	$3,993	$2,635	$2,677	$1,767

Note 13. Financial Derivatives

        As part of managing interest rate risk, the Bank has entered into interest rate swap agreements as vehicles to partially hedge cash flows associated with interest expense on variable rate deposit accounts. Under the swap agreements, the Bank receives a variable rate and pays a fixed rate. Such agreements are generally entered into with counterparties that meet established credit standards and most contain collateral provisions protecting the at-risk party. The Bank considers the credit risk inherent in these contracts to be negligible.

        Information regarding the interest rate swaps as of December 31, 2003 follows:

		Interest Rate			Amount Expected to be Expensed into Earnings within next 12 Months
Notional Amount	Maturity Date			Fair Value
		Fixed	Variable
$5,000	7/11/04	4.59%	.90%	$(133)	$133
$5,000	7/11/08	5.36%	.90%	$(658)	$223
$10,000	5/18/06	4.88%	.90%	$(494)	$398

        Derivatives with a positive fair value are reflected as other assets in the balance sheet while those with a negative fair value are reflected as other liabilities.

Note 14. Employee Benefit Plans

        The Bank has a 401(k) plan covering substantially all employees of F&M Trust who have completed one year and 1000 hours of service. In 2003, employee contributions to the plan were matched at 100% up to 3% of each employee's deferrals plus 50% of the next 2% of deferrals from participants' eligible compensation. In addition, a 100% discretionary profit sharing contribution of up to 2% of each employee's eligible compensation was possible provided net income targets were achieved. The Personnel Committee of the Corporation's Board of Directors approves the established net income targets annually. Under this plan, the maximum amount of employee contributions in any given year is defined by Internal Revenue Service regulations. The related expense for the 401(k) plan and the profit sharing plan, as approved by the Board of Directors, was approximately $208,000 in 2003 and 2002 and $261,000 in 2001.

        The Bank has a noncontributory pension plan covering substantially all employees of F&M Trust who meet certain age and service requirements. Benefits are based on years of service and the employee's compensation during the highest five consecutive years out of the last ten years of employment. The Bank's funding policy is to contribute annually the amount required to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974. Contributions are intended to provide not only for the benefits attributed to service to date but also for those expected to be earned in the future. The measurement date of the Plan is September 30 of each year.

        Pension Plan asset classes include cash, fixed income securities and equities. The fixed income portion is comprised of Government Bonds, Corporate Bonds and Municipals; the equity portion is comprised of financial institution equities and other corporate equities. Investments are made on the basis of sound economic principles and in accordance with established guidelines. Target allocations of fund assets measured at fair value are as follows: fixed income, a range of 25% to 45%; equities, a range of 55% to 75% and cash as needed. At December 31, 2003, fixed income investments accounted for 26% of total Plan assets, equities accounted for 69% and cash accounted for 5%.

        On a regular basis, the Pension and Benefits Committee (the "Committee") monitors the percent allocation to each asset class. Due to changes in market conditions, the asset allocation may vary from time to time. The Committee is responsible to direct the rebalancing of Plan assets when allocations are not within the established guidelines and to ensure that such direction is effected.

        Specific guidelines for fixed income investments are that no individual bond shall have a rating of less than an A at the time of purchase. If the rating subsequently falls below an A rating, the Committee, at its next quarterly meeting, will discuss the merits of retaining that particular security. Allowable securities include obligations of the US Government and its agencies, CDs, commercial paper, corporate obligations and insured municipal taxable bonds.

        General guidelines for equities are that a diversified common stock program is used and that diversification patterns can be changed with the ongoing analysis of the outlook for economic and financial conditions. Specific guidelines for equities include a sector cap and an individual stock cap. The guidelines for the sector cap direct that because the plan sponsor is a bank, a significantly large exposure to the financial sector is permissible; therefore, there is no sector cap for financial equities. All other sectors are limited to 25% of the equity component. The individual stock cap guidelines direct that no one stock may represent more than 5% of the total equities portfolio.

        The Committee revisits and determines the expected long-term rate of return on plan assets annually. The policy of the Committee has been to take a conservative approach to all Plan assumptions. Specifically, the expected long-term rate of return has remained steady at 8% and does not fluctuate according to annual market returns. Historical investment returns play a significant role in determining what this rate should be.

        The following table sets forth the plan's funded status at December 31, 2003, based on the September 30, 2003 actuarial valuation together with comparative 2002 and 2001 amounts:

	For the years ended December 31
	2003	2002	2001
	(Amounts in thousands)
Change in projected benefit obligation
Benefit obligation at beginning of measurement year	$9,261	$8,919	$8,913
Service cost	322	304	286
Interest cost	633	610	583
Amendments	—	—	12
Actuarial loss (gain)	887	(153)	(495)
Benefits paid	(432)	(419)	(380)

Benefit obligation at end of measurement year	10,671	9,261	8,919

Change in plan assets
Fair value of plan assets at beginning of measurement year	8,738	10,310	12,308
Actual return on plan assets net of expenses	1,655	(1,153)	(1,618)
Employer contribution	—	—	—
Benefits paid	(432)	(419)	(380)

Fair value of plan assets at end of year	9,961	8,738	10,310

Reconciliation of Funded Status to recognized amount
Funded Status	(710)	(523)	1,390
Unrecognized net actuarial (gain)loss	1,817	1,733	(358)
Unrecognized prior service cost	176	201	226

Net amount recognized	$1,283	$1,411	$1,258

Amounts recognized in the balance sheets
Prepaid benefit cost	$1,283	$1,411	$1,258

	For the years ended December 31
Components of net periodic benefit cost	2003	2002	2001
Service cost	$322	$304	$286
Interest cost	633	610	583
Expected return on plan assets	(853)	(988)	(1,018)
Amortization of prior service cost	25	25	24
Recognized net actuarial gain	—	(104)	(184)

Net periodic benefit cost (income)	$127	$(153)	$(309)

	For the years ended December 31
Additional information	2003	2002
Assumptions used to determine benefit obligations as of measurement date:
Discount rate	6.50%	7.00%
Rate of compensation increase	5.00%	5.00%
Assumptions used to determine net periodic benefit cost:	2003	2002	2001
Discount rate	7.00%	7.00%	7.00%
Expected long-term return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	5.00%	5.00%	5.00%
Asset allocations as of measurement date:
Equity securities	69%	60%
Debt securities	26%	36%
Other	5%	4%
Total	100%	100%

        Equity securities include the Corporation's common stock in the amounts of $73,000 (0.7 percent of total plan assets) and $61,000 (0.7 percent of total plan assets) at September 30, 2003, and September 30, 2002, respectively

Contributions

        The Bank expects to contribute $293,000 to its pension plan in 2004.

Estimated future benefit payments

2004	$439,400
2005	433,824
2006	507,350
2007	551,105
2008	637,643
2009-2013	3,729,155

Note 15. Stock Purchase Plan

        In 1994, the Corporation adopted the Employee Stock Purchase Plan of 1994 (ESPP). Under the ESPP, 198,000 shares of stock can be purchased by the participating employees over a ten year period. The number of shares which can be purchased by each participant is defined by the plan and the option price is set by the Board of Directors. However, the option price cannot be less than the lesser of 90% of the fair market value of the shares on the date the option to purchase shares is granted, or 90% of the fair market value of the shares on the exercise date. These options must be exercised within one year from the date of the grant. Any shares related to unexercised options are available for future grant. As of December 31, 2003 there are 90,124 shares available for future grants.

        In 2002, the Corporation adopted the Incentive Stock Option Plan of 2002 (ISOP). Under the ISOP, options for 200,000 shares of stock can be issued to selected Officers, as defined in the plan. The number of options available to be awarded to each eligible Officer is determined by the Board of Directors, but is limited with respect to the aggregate fair value of the options as defined in the plan. The exercise price of the option shall be equal to the fair value of a share of the Corporation's common stock on the date the option is granted. The options have a life of ten years and may be exercised only after the optionee has completed six months of continuous employment with the Corporation or its Subsidiary immediately following the grant date, or upon a change of control as defined in the plan. As of December 31, 2003 there are 21,000 options outstanding under the ISOP, with 176,750 options available for future grants.

        The following table summarizes the stock option activity:

	Stock Options	Weighted Average Price Per Share
Balance at December 31, 2000	30,780	$14.18
Granted	21,743	21.64
Exercised	(13,737)	15.44
Expired	(17,474)	15.27

Balance at December 31, 2001	21,312	$21.64
Granted, ESPP	19,740	24.12
Granted, ISOP	17,000	25.00
Exercised, ESPP	(7,564)	21.70
Forfeited, ISOP	(1,500)	25.00
Expired, ESPP	(13,955)	21.64

Balance at December 31, 2002	35,033	24.51
Granted, ESPP	17,901	28.72
Granted, ISOP	7,750	26.77
Exercised, ESPP	(9,242)	24.68
Exercised, ISOP	(2,250)	25.59
Expired, ESPP	(11,415)	24.12

Balance at December 31, 2003	37,777	$26.98

        The ESPP and ISOP options outstanding at December 31, 2003 are all exercisable. The ESPP options expire on September 30, 2004 and the ISOP options expire 10 years from the grant date. The weighted average remaining life of the ISOP options at December 31, 2003 was 8.5 years.

Note 16. Deferred Compensation Agreement

        The Corporation has entered into deferred compensation agreements with several officers and directors which provide for the payment of benefits over a ten-year period, beginning at age 65. At inception, the present value of the obligations under these deferred compensation agreements amounted to approximately $600,000, which is being accrued over the estimated remaining service period of these officers and directors. These obligations are partially funded through life insurance covering these individuals. Expense associated with the agreements was $37,000 for 2003, $34,000 for 2002 and $35,000 for 2001.

Note 17. Shareholders' Equity

        On March 6, 2003, the Board of Directors authorized the repurchase of up to 50,000 shares of the Corporation's $1.00 par value common stock over a twelve-month period ending in March 2004 in open market or privately negotiated transactions. The Corporation uses the repurchased common stock (Treasury stock) for general corporate purposes including stock dividends and splits, employee benefit and executive compensation plans, and the dividend reinvestment plan. The Corporation repurchased no shares in 2003 under this program. In March 2002, the Board of Directors authorized a similar plan over a twelve-month period ended March 2003. The Corporation repurchased no shares in 2003 under this program. At December 31, 2003 and 2002, the Corporation held Treasury shares totaling 353,441 and 364,932 respectively, that were acquired through Board authorized stock repurchase programs.

Note 18. Commitments and Contingencies

        In the normal course of business, the Bank is a party to financial instruments which are not reflected in the accompanying financial statements and are commonly referred to as off-balance-sheet instruments. These financial instruments are entered into primarily to meet the financing needs of the Bank's customers and include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk not recognized in the consolidated balance sheet.

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

        Unless noted otherwise, the Bank does not require collateral or other security to support financial instruments with credit risk. The Bank had the following outstanding commitments as of December 31:

	2003	2002
	(Amounts in thousands)
Financial instruments whose contract amounts represent credit risk:
Commercial commitments to extend credit	$58,265	$66,211
Consumer commitments to extend credit (secured)	23,134	20,443
Consumer commitments to extend credit (unsecured)	3,952	3,836

	$85,351	$90,490

Standby letters of credit	$1,742	$2,845

        Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses with the exception of home equity lines and personal lines of credit and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank, is based on management's credit evaluation of the counterparty. Collateral for most commercial commitments varies but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties. Collateral for secured consumer commitments consists of liens on residential real estate.

        Standby letters of credit are instruments issued by the Bank which guarantee the beneficiary payment by the Bank in the event of default by the Bank's customer in the nonperformance of an obligation or service. Most standby letters of credit are extended for one-year periods. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral supporting those commitments for which collateral is deemed necessary primarily in the form of certificates of deposit and liens on real estate. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of December 31, 2003 for guarantees under standby letters of credit issued is not material.

        Most of the Bank's business activity is with customers located within Franklin and Cumberalnd County, Pennsylvania and surrounding counties and does not involve any significant concentrations of credit to any one entity or industry.

        In the normal course of business, the Corporation has commitments, lawsuits, contingent liabilities and claims. However, the Corporation does not expect that the outcome of these matters will have a material adverse effect on its consolidated financial position or results of operations.

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

Loans, net and Loans Held for Sale:

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

Deposits, Securities sold under agreements to repurchase and Other borrowings:

        The fair value of demand deposits, savings accounts, and money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-rate certificates of deposit and long-term debt are estimated by discounting the future cash flows using rates approximating those currently offered for certificates of deposit and borrowings with similar remaining maturities. Other borrowings consist of a line of credit with the FHLB at a variable interest rate and securities sold under agreements to repurchase, for which the carrying value approximates a reasonable estimate of the fair value.

Accrued interest receivable and payable:

        The carrying amount is a reasonable estimate of fair value.

Derivatives:

        The fair value of derivatives, consisting of interest rate swaps is based on quoted market prices if available or valuation techniques, which consider the present value of estimated future cash flows.

Off balance sheet financial instruments:

        Outstanding commitments to extend credit and commitments under standby letters of credit include fixed and variable rate commercial and consumer commitments. The fair value of the commitments are estimated using the fees currently charged to enter into similar agreements.

        The estimated fair value of the Corporation's financial instruments at December 31 are as follows:

	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Amounts in thousands)
Financial assets:
Cash and equivalents	$15,616	$15,616	$14,572	$14,572
Investment securities available for sale and restricted stock	158,134	158,134	166,269	166,269
Loans held for sale	12,113	12,113	1,300	1,300
Net Loans	330,196	342,796	316,756	323,601
Accrued interest receivable	2,470	2,470	2,656	2,656
Mortgage servicing rights	1,029	1,029	704	704
Interest rate cap	—	—	3	3
Financial liabilities:
Deposits	$372,431	$376,125	$371,887	$374,986
Securities sold under agreements to repurchase	38,311	38,311	37,978	37,978
Short term borrowings	25,200	25,200	9,850	9,850
Long term debt	56,467	65,160	59,609	66,259
Accrued interest payable	1,027	1,027	1,240	1,240
Interest rate swaps	1,285	1,285	1,826	1,826
Off Balance Sheet financial instruments:
Commitments to extend credit	—	—	—	—
Standby letters-of-credit	—	—	—	—

Note 20. Parent Company (Franklin Financial Services Corporation) Financial Information

Balance Sheets

	December 31
	2003	2002
	(Amounts in thousands)
Assets:
Due from bank subsidiary	$120	$18
Investment securities	6,273	5,978
Equity investment in subsidiaries	43,792	39,510
Premises	159	159
Other assets	1,705	1,568

Total assets	$52,049	$47,233

Liabilities:
Deferred tax liability	$191	$—
Other liabilities	—	5

Total liabilities	191	5
Shareholders' equity	51,858	47,228

Total liabilities and shareholders' equity	$52,049	$47,233

Statements of Income

	Years ended December 31
	2003	2002	2001
	(Amounts in thousands)
Income:
Dividends from Bank subsidiary	$2,651	$6,959	$5,505
Interest and dividend income	184	108	71
Gain on sale of securities	435	387	207
Other income	87	—	—

	3,357	7,454	5,783
Expenses:
Operating expenses	580	464	478

Income before equity in undistributed income of subsidiaries	2,777	6,990	5,305
Equity in (excess of) undistributed income of subsidiaries	3,063	(1,417)	289

Net income	$5,840	$5,573	$5,594

Statements of Cash Flows

	Years ended December 31
	2003	2002	2001
	(Amounts in thousands)
Cash flows from operating activities
Net income	$5,840	$5,573	$5,594
Adjustments to reconcile net income to net cash provided by operating activities:
Excess of (equity in) undistributed income of subsidiary	(3,063)	1,417	(289)
Depreciation	—	8	10
Securities gains	(435)	(387)	(207)
(Increase) decrease in due from bank subsidiary	(102)	35	362
(Increase) decrease in other assets	12	(47)	34
(Decrease) increase in other liabilities	(5)	(12)	13
Other, net	1	25	1

Net cash provided by operating activities	2,248	6,612	5,518

Cash flows from investing activities
Proceeds from sales of investment securities	1,621	1,060	522
Purchase of investment securities	(900)	(3,647)	(1,371)
Investment in subsidiary	(360)	—	—
Purchase of equity investment	(157)	(114)	(1,258)

Net cash provided by (used in) investing activities	204	(2,701)	(2,107)

Cash flows from financing activities
Dividends paid	(2,737)	(3,194)	(2,347)
Common stock issued under stock option plans	285	177	213
Purchase of treasury shares	—	(894)	(1,277)

Net cash used in financing activities	(2,452)	(3,911)	(3,411)

Increase in cash and cash equivalents	—	—	—
Cash and cash equivalents as of January 1	—	—	—

Cash and cash equivalents as of December 31	$—	$—	$—

Note 21. Quarterly Results of Operations

        The following is a summary of the quarterly results of consolidated operations of Franklin Financial for the years ended December 31, 2003 and 2002:

	Three months ended
2003
	March 31	June 30	September 30	December 31
	(Amounts in thousands, except per share)
Interest income	$6,344	$6,317	$6,132	$6,091
Interest expense	2,437	2,315	2,180	2,125

Net interest income	3,907	4,002	3,952	3,966
Provision for loan losses	269	657	241	528
Other noninterest income	1,825	2,005	1,736	1,408
Securities gains	148	116	14	488
Noninterest expense	3,694	3,540	3,702	3,723

Income before income taxes	1,917	1,926	1,759	1,611
Income taxes	388	376	329	280

Net Income	$1,529	$1,550	$1,430	$1,331

Basic earnings per share	$0.57	$0.58	$0.53	$0.50
Diluted earnings per share	$0.57	$0.58	$0.53	$0.49

	Three months ended
2002
	March 31	June 30	September 30	December 31
Interest income	$6,826	$6,923	$6,894	$6,745
Interest expense	3,031	3,053	2,975	2,742

Net interest income	3,795	3,870	3,919	4,003
Provision for loan losses	335	365	195	295
Other noninterest income	1,380	1,347	1,149	1,597
Securities gains	164	201	—	65
Noninterest expense	3,284	3,324	3,452	3,471

Income before income taxes	1,720	1,729	1,421	1,899
Income taxes	302	308	210	376

Net Income	$1,418	$1,421	$1,211	$1,523

Basic earnings per share	$0.53	$0.53	$0.45	$0.57
Diluted earnings per share	$0.53	$0.53	$0.45	$0.56

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A. Controls and Procedures

        Franklin Financial Services Corporation maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of December 31, 2003, the chief executive officer and chief financial officer concluded that Franklin Financial Services Corporation's disclosure controls and procedures were adequate.

        Franklin Financial Services Corporation made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of the controls by the chief executive and chief financial officer.

Part III

Item 10. Directors and Executive Officers of the Registrant

        The information related to this item is incorporated by reference to the material set forth under the headings "Information about Nominees and Continuing Directors" on Pages 4 though 9, and "Executive Officers" on Page 10 of the Corporation's Proxy Statement for the 2004 Annual Meeting of Shareholders.

Item 11. Executive Compensation

        The information related to this item is incorporated by reference to the material set forth under the headings "Compensation of Directors" on Page 10 and "Executive Compensation and Related Matters" on Pages 10 through 18 of the Corporation's Proxy Statement for the 2004 Annual Meeting of Shareholders, except that information appearing under the headings "Compensation Committee Report on Executive Compensation" on Pages 14 through 17 is not incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

        The information related to this item is incorporated by reference to the material set forth under the headings "Voting of Shares and Principal Holders Thereof" on Page 2, "Information about Nominees, Continuing Directors and Executive Officers" on Pages 6 through 8 of the Corporation's Proxy Statement for the 2004 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions

        The information related to this item is incorporated by reference to the material set forth under the heading "Transactions with Directors and Executive Officers" on Page 19 of the Corporation's Proxy Statement for the 2004 Annual Meeting of Shareholders.

Part IV

Item 14. Principal Accounting Fees and Services

        The information related to this item is incorporated by reference to the material set forth under the headings "Relationship with Independent Public Accountants" on Pages 25 through 26 of the Corporation's Proxy Statement for the 2004 Annual Meeting of Shareholders.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a)
  The following documents are filed as part of this report:

  (1)
  The following Consolidated Financial Statements of the Corporation:

      Independent Auditor's Report

      Consolidated Balance Sheets—December 31, 2003 and 2002,

      Consolidated Statements of Income—Years ended December 31, 2003, 2002 and 2001,

      Consolidated Statements of Changes in Shareholders' Equity—Years ended December 31, 2003, 2002 and 2001,

      Consolidated Statements of Cash Flows—Years ended December 31, 2003, 2002 and 2001,

      Notes to Consolidated Financial Statements

    (2)
    All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and have therefore been omitted.

    (3)
    The following exhibits are filed as part of this report:
3.1	Articles of Incorporation of the Corporation.
Filed as Exhibit 3 to Form 10-Q Quarterly Report of the Corporation for the quarter ended September 30, 1999 and incorporated herein by reference.
3.2	Bylaws of the Corporation.
Filed as Exhibit 3 (i) to Current Report on Form 8-K, filed December 3, 1999 and incorporated herein by reference.
10.1	Deferred Compensation Agreements with Bank Directors.
Filed as Exhibit 10.1 to Form 10-K Annual Report of the Corporation for the year ended December 31, 2000 and incorporated herein by reference.
10.2	Directors' Deferred Compensation Plan.
Filed as Exhibit 10.2 to Form 10-K Annual Report of the Corporation for the year ended December 31, 2000 and incorporated herein by reference.
21	Subsidiaries of the Corporation
23.1	Consent of Beard Miller Company LLP
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certification
32.2	Section 1350 Certification
  (b)
  Reports on Form 8-K:

      A Form 8-K dated October 1, 2003, was filed related to a joint news release with F&M Trust and American Home Bank, N.A., announcing the formation of Ameribanq Mortgage Group, LLC.

      A Form 8-K dated October 16, 2003, was filed related to the third quarter 2003 earnings release.

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

Dated: March 23, 2004

        Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Charles M. Sioberg	Chairman of the Board and Director	March 23, 2004
/s/ William E. Snell, Jr. William E. Snell, Jr.	President and Chief Executive Officer and Director	March 23, 2004
/s/ Elaine G. Meyers Elaine G. Meyers	Treasurer and Chief Financial Officer (Principal Financial And Accounting Officer)	March 23, 2004
/s/ Charles S. Bender II Charles S. Bender II	Director	March 23, 2004
/s/ G. Warren Elliott G. Warren Elliott	Director	March 23, 2004
/s/ Donald A. Fry Donald A. Fry	Director	March 23, 2004
Dennis W. Good, Jr.	Director	March 23, 2004
/s/ Allan E. Jennings, Jr. Allan E. Jennings, Jr.	Director	March 23, 2004
/s/ H. Huber McCleary H. Huber McCleary	Director	March 23, 2004
/s/ Jeryl C. Miller Jeryl C. Miller	Director	March 23, 2004
Stephen E. Patterson	Director	March 23, 2004
/s/ Kurt E. Suter Kurt E. Suter	Director	March 23, 2004
/s/ Martha B. Walker Martha B. Walker	Director	March 23, 2004

Exhibit Index for the Year
Ended December 31, 2003

Item	Description
3.1	Articles of Incorporation of the Corporation.
Filed as Exhibit 3 to Form 10-Q Quarterly Report of the Corporation for the quarter ended September 30, 1999 and incorporated by reference.
3.2	Bylaws of the Corporation.
Filed as Exhibit 3 (i) to Current Report on Form 8-K filed on December 3, 1999 and incorporated herein by reference.
10.1	Deferred Compensation Agreements with Bank Directors.
Filed as Exhibit 10.1 to Form 10-K Annual Report of the Corporation for the year ended December 31, 2000 and incorporated herein by reference.
10.2	Director's Deferred Compensation Plan.
Filed as Exhibit 10.2 to Form 10-K Annual Report of the Corporation for the year ended December 31, 2000 and incorporated herein by reference.
21	Subsidiaries of Corporation
23.1	Consent of Beard Miller Company LLP
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certification
32.2	Section 1350 Certification

QuickLinks

FRANKLIN FINANCIAL SERVICES CORPORATION FORM 10-K INDEX
Part I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
Part II
  Item 5. Market for Registrant's Common Equity and Related Shareholder Matters
Shareholders' Information
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
Part III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
  Item 13. Certain Relationships and Related Transactions
Part IV
  Item 14. Principal Accounting Fees and Services
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
Exhibit Index for the Year Ended December 31, 2003