Form 10-Q
period 2004-03-31
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2004-05-14
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

There were 2,693,066 outstanding shares of the Registrant’s common stock as of April 30, 2004.

Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	March 31 2004	December 31 2003

Assets

Cash and due from banks	$12,865	$15,360
Interest bearing deposits in other banks and fed funds sold	325	256
Total cash and cash equivalents	13,190	15,616
Investment securities available for sale	151,399	152,381
Restricted stock	5,012	4,753
Loans held for sale	17,235	12,113
Loans	334,477	333,946
Allowance for loan losses	(4,312)	(3,750)
Net Loans	330,165	330,196
Premises and equipment, net	9,752	9,564
Bank owned life insurance	10,444	10,319
Other assets	13,730	13,760
Total Assets	$550,927	$548,702

Liabilities

Deposits
Demand (non-interest bearing)	$60,728	$59,547
Savings and Interest checking	205,220	201,715
Time	111,680	111,169
Total Deposits	377,628	372,431

Securities sold under agreements to repurchase	39,267	38,311
Short term borrowings	17,400	25,200
Long term debt	56,170	56,467
Other liabilities	6,812	5,435
Total Liabilities	497,277	497,844

Shareholders’ equity

Common stock $1 par value per share, 15,000 shares authorized with 3,807 and 3,045 shares issued and 3,366 and 2,692 shares outstanding at March 31, 2004 and December 31, 2003, respectively.	3,807	3,045
Capital stock without par value, 5,000 shares authorized with no shares issued or outstanding	—	—
Additional paid in capital	19,828	19,819
Retained earnings	34,058	34,251
Accumulated other comprehensive income	2,960	1,767
Treasury stock, 441 shares and 353 shares at cost at March 31, 2004 and December 31, 2003, respectively	(7,003)	(7,024)
Total shareholders’ equity	53,650	51,858

Total Liabilities and Shareholders’ Equity	$550,927	$549,702

The accompanying notes are an integral part of these financial statements

Consolidated Statements of Income

(Amounts in thousands, except per share data)

	For the Three Months Ended March 31
	2004	2003

Interest Income
Loans	$4,724	$4,983
Interest and dividends on investments:
Taxable interest	820	897
Tax exempt interest	393	393
Dividend income	54	58
Deposits and obligations of other banks	1	13
Total interest income	5,992	6,344

Interest Expense
Deposits	1,158	1,496
Securities sold under agreements to repurchase	67	85
Short term borrowings	69	7
Long term debt	779	849
Total interest expense	2,073	2,437
Net interest income	3,919	3,907
Provision for loan losses	240	269
Net interest income after provision for loan losses	3,679	3,638

Noninterest Income
Investment and trust services fees	644	626
Service charges and fees	698	665
Mortgage banking activities	173	167
Increase in cash surrender value of life insurance	125	139
Other	14	228
Securities gains	105	148
Total noninterest income	1,759	1,973

Noninterest Expense
Salaries and benefits	2,028	1,962
Net occupancy expense	279	257
Furniture and equipment expense	193	169
Advertising	225	119
Legal & professional fees	111	80
Data processing	284	292
Pennsylvania bank shares tax	116	111
Other	682	704
Total noninterest expense	3,918	3,694
Income before Federal income taxes	1,520	1,917
Federal income tax expense	251	388
Net income	$1,269	$1,529

Earnings per share*
Basic earnings per share	$0.38	$0.46
Diluted earnings per share	$0.38	$0.46

The accompanying notes are an integral part of these financial statements.

* Per share amounts for both periods are adjusted to reflect a 25% stock dividend declared by the Board of Directors on April 8, 2004 to be distributed on June 28, 2004 to shareholders of record on June 14, 2004.

Consolidated Statements of Changes in Shareholders’ Equity

for the three months ended March 31, 2004 and 2003

(Dollars in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total

Balance at December 31, 2002	$3,045	$19,762	$31,148	$525	$(7,252)	$47,228

Comprehensive income:
Net income	—	—	1,529	—	—	1,529
Unrealized gain on securities, net of reclassification adjustments	—	—	—	157	—	157
Unrealized gain on hedging actvities, net of reclassification adjustments	—	—	—	136	—	136
Total Comprehensive income						1,822

Cash dividends declared, $.19 per share	—	—	(644)	—	—	(644)
Common stock issued under stock option plans	—	3	—	—	15	18
Balance at March 31, 2003	$3,045	$19,765	$32,033	$818	$(7,237)	$48,424

Balance at December 31, 2003	$3,045	$19,819	$34,251	$1,767	$(7,024)	$51,858

Comprehensive income:
Net income	—	—	1,269	—	—	1,269
Unrealized gain on securities, net of reclassification adjustments	—	—	—	1,229	—	1,229
Unrealized loss on hedging actvities, net of reclassification adjustments			—	(36)		(36)
Total Comprehensive income						2,462

Cash dividends declared, $.21 per share	—	—	(700)	—	—	(700)
25% stock dividend	762	—	(762)	—	—	—
Common stock issued under stock option plans	—	9	—	—	21	30
Balance at March 31, 2004	$3,807	$19,828	$34,058	$2,960	$(7,003)	$53,650

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows

	For the Three Months Ended March 31
(Amounts in thousands)	2004	2003
Cash flows from operating activities
Net income	$1,269	$1,529
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	280	256
Net amortization of investment securities	142	176
Amortization and net write-down of mortgage servicing rights	113	53
Provision for loan losses	240	269
Securities gains, net	(105)	(148)
Loans originated for sale	(46,825)	(8,606)
Proceeds from sale of loans	41,929	11,822
Gain on sales of loans	(226)	(164)
Gain on sale of premises and equipment	—	(221)
Increase in cash surrender value of life insurance	(125)	(139)
Increase in interest receivable and other assets	(210)	(202)
Increase in interest payable and other liabilities	680	850
Other , net	153	(97)
Net cash (used in) provided by operating activities	(2,685)	5,378

Cash flows from investing activities
Proceeds from sales of investment securities available for sale	292	297
Proceeds from maturities of investment securities available for sale	4,821	16,929
Purchase of investment securities available for sale	(1,308)	(9,459)
Net increase in restricted stock	(277)	(210)
Net increase in loans	(232)	(7,591)
Proceeds from sale of premises and equipment	—	225
Capital expenditures	(423)	(189)
Net cash provided by investing activities	2,873	2

Cash flows from financing activities
Net increase in demand deposits, NOW accounts and savings accounts	4,686	712
Net increase in certificates of deposit	511	173
Net decrease in short term borrowings	(6,844)	(8,751)
Long term debt advances	—	2,500
Long term debt payments	(297)	(275)
Dividends paid	(700)	(644)
Common stock issued under stock option plans	30	18
Net cash used in financing activities	(2,614)	(6,267)

Decrease in cash and cash equivalents	(2,426)	(887)
Cash and cash equivalents as of January 1	15,616	14,572
Cash and cash equivalents as of March 31	$13,190	$13,685

The accompanying notes are an integral part of these statements.

FRANKLIN FINANCIAL SERVICES CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Franklin Financial Services Corporation (the Corporation), and its wholly-owned subsidiaries, Farmers and Merchants Trust Company of Chambersburg and Franklin Financial Properties Corp.  Farmers and Merchants Trust Company of Chambersburg is a commercial bank (the Bank) that has one wholly-owned subsidiary, Franklin Realty Services Corporation.  Franklin Realty Services Corporation is an inactive real-estate brokerage company.  Franklin Financial Properties Corp. holds real estate assets that are leased by the Bank. All significant intercompany transactions and account balances have been eliminated.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2004, and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Corporation’s 2003 Annual Report on Form 10-K.  The results of operations for the period ended March 31, 2004, are not necessarily indicative of the operating results for the full year.

For purposes of reporting cash flows, cash and cash equivalents include Cash and due from banks, Interest-bearing deposits in other banks and Federal funds sold.  Generally, Federal funds are purchased and sold for one-day periods.

Earnings per share is computed based on the weighted average number of shares outstanding during each period, adjusted for a 5 for 4 stock split issued in the form of a 25% stock dividend. The Board of Directors approved the stock split on April 8, 2004 to be distributed on June 28, 2004, to shareholders of record on June 14, 2004. A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

	For the three months ended March 31
(Amounts in thousands)	2004	2003
Weighted average shares outstanding (basic)	3,365	3,351

Impact of common stock equivalents, primarily stock options	16	9

Weighted average shares outstanding (diluted)	3,381	3,360

Note 2. Capital Adequacy

Quantitative measures established by regulation to ensure capital adequacy require financial institutions to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets.  The Capital ratios of the Corporation and its bank subsidiary are as follows:

	As of March 31, 2004
	Actual		Minimum Capital Required		Capital Required To Be Considered Well Capitalized
(Amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to Risk Weighted Assets)
Corporation	$54,683	14.24%	$30,718	8.00%	N/A
Bank	45,087	12.02%	30,001	8.00%	$37,502	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Corporation	$50,036	13.03%	$15,359	4.00%	N/A
Bank	40,687	10.85%	15,000	4.00%	$22,501	6.00%

Tier 1 Capital (to Average Assets)
Corporation	$50,036	9.20%	$21,767	4.00%	N/A
Bank	40,687	7.57%	21,509	4.00%	$26,886	5.00%

Note 3 – Comprehensive Income

The components of other comprehensive income are as follows:

	Three months ended March 31
(Amounts in thousands)	2004	2003
Investment Securities:
Unrealized holding gains arising during the period	$1,967	$386
Reclassification adjustments for gains included in net income	(105)	(148)

Cash-flow Hedges:
Unrealized holding (losses) gains arising during the period	(250)	14
Reclassification adjustments for losses included in net income	196	192
Other comprehensive income	1,808	444
Tax effect	(615)	(151)
Other comprehensive income, Net of tax	$1,193	$293

Note 4 – Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Bank, generally, holds collateral and/or personal guarantees supporting these commitments.  The Bank had $914,000 of standby letters of credit as of March 31, 2004.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees.

Note 5 – Stock Based Compensation

Stock options are accounted for under Accounting Principles Bulletin (APB) No. 25.  Under APB 25, no compensation expense is recognized related to these purchase options.  The pro forma impact to net income and earnings per share that would occur if compensation expense was recognized based on the estimated fair value of the options on the date of the grant is as follows:

(Amounts in thousands, except per share)		Three Months Ended March 31
		2004	2003
Net Income:	As reported	$1,269	$1,529
	Compensation not expensed	(26)	(17)
	Proforma	$1,243	$1,512

Basic earnings per share:	As reported	$0.38	$0.46
	Proforma	0.37	0.45

Diluted earnings per share:	As reported	$0.38	$0.46
	Proforma	0.37	0.45

Note 6 – Pensions

The components of pension expense for the periods presented are as follows:

	Three Months Ended March 31
(Amounts in thousands)	2004	2003
Components of net periodic benefit cost
Service cost	$96	$81
Interest cost	170	158
Expected return on plan assets	(219)	(213)
Amortization of prior service cost	6	6
Net periodic benefit cost	$53	$32

Management’s Discussion and Analysis of

Results of Operations and Financial Condition

for the Three Month Periods

Ended March 31, 2004 and 2003

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

Critical Accounting Policies

Management has identified critical accounting policies for the Corporation to include Allowance for Loan Losses, Mortgage Servicing Rights, Financial Derivatives and Stock-based Compensation.  There were no new critical accounting policies adopted during the interim period nor were there any changes to the critical accounting policies disclosed in the 2003 Annual Report on Form 10-K in regards to application or related judgements and estimates used.  Please refer to Item 7 on pages 9, 10 and 11 of the Corporation’s 2003 Annual Report on Form 10-K for a more detailed disclosure of the critical accounting policies.

Results of Operations

The Corporation reported earnings of $1,269,000 for the first quarter ended March 31, 2004, compared to $1,529,000 for the first quarter of 2003, a 17.0% decrease. The lower earnings were the result of flat net interest income, lower noninterest income and higher noninterest expense.  The low interest rate environment coupled with slower than anticipated loan growth in the first quarter of 2004 contributed to a tightened net interest margin.  A nonrecurring gain in the first quarter of 2003 totaling $221,000 with no corresponding event in the first quarter of 2004 was primarily responsible for the 10.8% reduction in noninterest income. In addition, a $65,000 charge against earnings related to a decline in the fair value of the Bank’s mortgage servicing rights at quarter-end also contributed to the lower noninterest income in the first quarter of 2004.  Noninterest expense increased $224,000, or 6.1%, with higher salaries and advertising expense being the primary factors. The Corporation charged $240,000 against earnings for the provision for loan losses, $29,000 less than in the first quarter of 2003. Earnings per share for the first quarter of 2004 were $.38 versus $.46 for the same period in 2003 and are adjusted to reflect a 5 for 4 stock split issued in the form of a 25% stock dividend. The Board of Directors declared a 5 for 4 stock split in the form of a stock dividend on April 8, 2004.  The stock dividend is to be distributed on June 28, 2004 to shareholders of record on June 14, 2004.  Book value per share at March 31, 2004 was $15.94 versus $14.45 at March 31, 2003.  Market value was $27.20 per common share at March 31, 2004 compared to $22.12 at March 31, 2003.  Book value and market value per share have been adjusted to reflect the 5 for 4 stock split in the form of a stock dividend.

The Corporation’s annualized return on average assets (ROA) and return on average equity (ROE) for the first three months of 2004 were .91% and 9.52%, respectively, compared to 1.17% and 12.72%, respectively, for the first three months of 2003.

Net Interest Income

Net interest income for the first quarter of 2004 was relatively flat, increasing $12,000 to $3.92 million compared to $3.91 million for the first quarter of 2003.  Lower yields on loans, which averaged 5.49% in the first quarter of 2004 versus 6.38% in the first quarter of 2003, accounted for a large portion of the $352,000 decrease in interest income.  More than offsetting the lower yields which equaled 4.96% on interest-earning assets in the first quarter of 2004  versus 5.52% in the first quarter of 2003, were lower yields on interest-bearing liabilities. Interest expense decreased $364,000 in the first quarter of 2004. Total interest-earning assets averaged $518.4 million in the first quarter of 2004 versus $493.6 in the first quarter of 2003, an increase of $24.8 million. Growth in interest-earning assets for the first quarter of 2004 came primarily from mortgage loans that were held for sale and related to the Bank’s investment in a mortgage banking company. Earning assets related to mortgage loans held for sale averaged $18.5 million in the first quarter of 2004 versus none in the first quarter of 2003 and are included in total interest-earning assets.

Interest spread for the three months ended March 31, 2004 decreased to 3.03% from 3.15% for the corresponding period ended March 31, 2003.  Net interest margin on a full tax-equivalent basis decreased 16 basis points to 3.32% for the three months ended March 31, 2004 from 3.48% for the same period ended March 31, 2003.

Provision for loan losses

For the three-month period ended March 31, 2004, the Corporation charged $240,000 against earnings for provision for loan losses compared to $269,000 for the same period in 2003. For more information concerning the provision for loan losses and nonperforming loans refer to the Loan Quality discussion later in this MD&A.

Noninterest Income

Total noninterest income for the first quarter ended March 31, 2004, excluding net securities gains, totaled $1.65 million, a decrease of $171,000, or 9.4%, from $1.82 million for the first quarter ended March 31, 2003. A gain of $221,000 from a real estate settlement in the first quarter of 2003 with no corresponding event in the first quarter of 2004 was the primary factor contributing to the decrease in noninterest income for the first quarter of 2004 versus the first quarter of 2003. Increases in investment and trust services fees, service charges and fees and mortgage banking activities partially offset the decrease in noninterest income for the first quarter of 2004. The retail overdraft service implemented over one year ago continues to provide a strong revenue stream for the Corporation. Revenues from retail overdrafts totaled  $285,000, an increase of $33,000 in the first quarter of 2004 versus the first quarter of 2003. Mortgage banking activities also provided a strong revenue stream during the first quarter. An impairment charge related to a decline in the fair value of the Bank’s mortgage servicing rights at March 31, 2004, was recognized in the first quarter of 2004 versus none in the first quarter of 2003. The impairment charge reduced mortgage banking income by $65,000 in the first quarter of 2004. This charge was more than offset by gains on sale of mortgage loans.  Consequently, mortgage banking net income increased $6,000 on the first quarter of 2004 versus the same quarter in 2003.

Securities gains for the first quarter ended March 31, 2004 totaled $105,000 versus $148,000 for the first quarter ended March 31, 2003.

Noninterest Expense

Total noninterest expense for the first quarter ended March 31, 2004, increase $224,000, or 6.1%, to $3.9 million from $3.7 million for the first quarter of 2003. Salaries and benefits increased a net $66,000 and was largely driven by additional staffing expense related to the opening of two new community offices in 2003 and one in the first quarter of 2004. In addition, higher pension expense, education and training expense and pay for performance expense also contributed to the increase in salaries and benefits. The opening of three new community offices in the past twelve months increased combined net occupancy expense and furniture and equipment expense by 10.8% to $472,000 from $426,000. Advertising expense increased $106,000, or 89.0%, to $225,000 in the first quarter of 2004 compared to $119,000 for the first quarter of 2003.  This significant increase was partly driven by (1) the engagement of a third party to handle media placement that resulted in a one-month acceleration of advertising expenses and (2) one-time costs associated with the opening of a new community office in Carlisle. Legal and professional fees increased 38.8% to $111,000 from $80,000 and were attributable to fees associated with the overdraft privilege program and fees relating to compliance with the Sarbanes-Oxley Act of 2002.

Federal income tax expense for the first quarter ended March 31, 2004 totaled $251,000 as compared to $388,000 for the third quarter ended March 31, 2003. The Corporation’s effective tax rate for the three months ended March 31, 2004, was 16.5% compared to 20.2% for the three months ended March 31, 2003. The reduction in the effective tax rate was attributable to higher levels of tax-free income relative to lower pretax income for the three-month period ended March 31, 2004.

Financial Condition

Total assets were flat in the first quarter, increasing less than 1.0% to $550.9 million at March 31, 2004 from $549.7 million at December 31, 2003. Loans held for sale grew $5.1 million, or 42.2%, to $17.2 million at March 31, 2004 from $12.1 million at year-end 2003. The growth in loans held for sale came primarily from the Bank’s investment in Ameribanq Mortgage Group.  The Bank provides temporary funding for mortgages originated by Ameribanq using short-term borrowings.  Offsetting the increase in loans held-for-sale were decreases in cash and cash equivalents and investment securities.  Funds generated from reductions in cash and cash equivalents and investment securities were used to reduce the Corporation’s short-term borrowings to $17.4 million at March 31, 2004 from $25.2 million at December 31, 2003 and to partially fund loans held for sale.  Despite the lack of growth in the loan portfolio reflected on the balance sheet, the Corporation closed $14.7 million in mortgage loans and sold $9.8 million to the secondary market. This mortgage activity excluded mortgage activity related to loans held for sale for the mortgage company.  Mirroring loan growth, deposit growth was slow during the first quarter of 2004. Deposits increased $5.2 million, or 1.4%, to $377.6 million at March 31, 2004 from $372.4 million at year-end 2003.

Management continues to focus on loan and deposit growth. By expanding the Cumberland County market area through opening another F&M Trust community office, thereby bringing the total community offices in that county to six, management expects to increase loan and deposit growth.  Franklin County (one of two of the Corporation’s primary market areas) added three new financial institution franchises within the past year. The new competition and low interest rate environment has acted to limit the Corporation’s loan and deposit growth.

On April 1, 2004, the Corporation converted its American Home Bank (AHB) subordinated convertible debenture to an equity investment. As a result of this conversion our ownership increased to approximately 21% from 9.4%. Accordingly, the Corporation will begin to record approximately 21% of AHB’s earnings as noninterest income beginning in the second quarter of 2004. Management believes this addition to noninterest income may be significant based upon AHB’s 2003 earnings. In 2003 AHB earned approximately $850,000, none of which was recognized by the Corporation as income due to the small ownership percentage. This investment was accounted for under the cost method and no dividends were received.

Total shareholders’ equity increased of $1.8 million to $53.6 million at March 31, 2004 from $51.9 million at year-end 2003. Cash dividends declared in the first quarter of 2004 reduced shareholder’s equity by $700,000. Net income for the three-month period totaled $1.3 million and it, as well as a net increase in other comprehensive income, more than offset the reduction from cash dividends paid to shareholders.

Capital adequacy is currently defined by regulatory agencies through the use of several minimum required ratios.  At March 31, 2004, the Corporation was well capitalized as defined by the banking regulatory agencies.  The Corporation’s leverage ratio, Tier I and Tier II risk-based capital ratios at March 31, 2004 were 9.20%, 13.03%, and 14.24%, respectively.  For more information on capital ratios refer to Note 2 of the accompanying financial statements.

Loan Quality

Nonperforming loans increased $1.1 million to $1.8 million at March 31, 2004 compared to $767,000 at December 31, 2003. Included in nonperforming loans at March 31, 2004, were nonaccrual loans totaling $1.58 million and loans past due 90 days or more totaling $258,000 compared to $483,000 and $284,000, respectively at December 31, 2003. The increase in nonperforming loans for the three months ended March 31, 2004, is related primarily to one significant commercial credit.  The Corporation held foreclosed real estate totaling $260,000 at March 31, 2004 versus $349,000 at December 31, 2003. Nonperforming assets represented .38% of total assets at March 31, 2004 compared to .20% at December 31, 2003.

The Corporation recorded a net recovery of $322,000 in the first quarter of 2004 compared to net-charge offs of $241,000 in the first quarter of 2003. This net recovery position was largely the result of an extraordinary recovery of $410,000. Beginning in 2004, the Corporation began recognizing its deposit account losses through the allowance.  Net charge-offs related to overdrawn deposit accounts totaled $5,200 in the first quarter of 2004. The ratio of annualized net charge-offs (recovery) to average loans was (.02%) for the three months ended March 31, 2004 compared to .68% for the year ended December 31, 2003.

The allowance for loan losses totaled $4.3 million at March 31, 2004, compared to $3.8 million at December 31, 2003.  The allowance represented 1.29% and 1.12%, of total loans at March 31, 2004 and December 31, 2003, respectively.  The allowance provided coverage of 234.6% for nonperforming loans at March 31, 2004.

Local Economy

The Corporation has identified Franklin and Cumberland Counties as its primary market areas.  Franklin County’s unemployment rate was 3.8% in March 2004 and ranked the county third lowest in the state for unemployment.  Cumberland County’s unemployment rate was 3.0% for March 200 and ranked the county the lowest in the State.  In comparison to the state and the nation, the Corporation’s market areas appear to be stable.

Liquidity

The Corporation’s liquidity ratio (net cash, short-term and marketable assets divided by net deposits and short-term liabilities) was 29.0% at March 31, 2004. The Corporation has the ability to borrow funds from the Federal Home Loan Bank of Pittsburgh (FHLB), if necessary, to enhance its liquidity position.  At March 31, 2004, the funding available to the Corporation with FHLB is approximately $121.0 million. In addition to the funding available through FHLB, the Corporation also has unpledged and available-for-sale investment securities with a March 31, 2004 market value of approximately $52.5 million.  These securities could be used for liquidity purposes.  Management believes that liquidity is adequate to meet the borrowing and deposit needs of its customers.

Off Balance Sheet Commitments and Contractual Obligations

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk.  These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments.  Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation.  Unused commitments and standby letters of credit totaled $94.7 million and $87.1 million, respectively, at March 31, 2004 and December 31, 2003.

The Corporation has entered into various contractual obligations to make future payments.  These obligations include time deposits, long-term debt and operating leases.  At March 31, 2004, the total of these obligations did not change significantly from what was reported at December 31, 2003.

PART I, Item 3

Qualitative and Quantitative Disclosures about Market Risk

There were no material changes in the Corporation’s exposure to market risk during the quarter ended March 31, 2004.  For more information on market rate risk refer to the Corporation’s 2003 Form10-K.

PART I, Item 4

Controls and Procedures

The Corporation maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the company files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based upon their evaluation of those controls and procedures performed as of March 31, 2004, the Chief Executive Officer and Chief Financial Officer of the Corporation concluded that the Corporation’s disclosure controls and procedures were adequate.

The Corporation made no significant changes in its internal controls or in other factors that could significantly affect these controls during the quarter ended March 31, 2004.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

None

Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None

Item 3.   Defaults by the Company on its Senior Securities

None

Item 4.   Submission of Matters to a Vote of Security Holders

None

Item 5.   Other Information

None

Item 6.   Exhibits and Reports on Form 8-K

(a)            Exhibits

31.1 Rule 13a – 14(a)/15d-14(a) Certification – Chief Executive Officer
31.2 Rule 13a – 14(a)/15d-14(a) Certification – Chief Financial Officer
32.1 Section 1350 Certification – Chief Executive Officer
32.2 Section 1350 Certification - Chief Financial Officer

(b) Reports on Form 8-K

A Form 8-K dated January 28, 2004, was filed related to the Corporation’s 2003 earnings release.

FRANKLIN FINANCIAL SERVICES CORPORATION

and SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Franklin Financial Services Corporation

May 13, 2004	/s/ William E. Snell, Jr.
William E. Snell, Jr.
President and Chief Executive Officer

May 13, 2004	/s/ Elaine G. Meyers
Elaine G. Meyers
Treasurer and Chief Financial Officer