Form 10-Q
period 2004-06-30
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2004-08-13
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004
OR

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

There were 3,367,284 outstanding shares of the Registrant’s common stock as of  July 30, 2004.

Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	June 30 2004	December 31 2003

Assets

Cash and due from banks	$13,370	$15,360
Interest bearing deposits in other banks and fed funds sold	6,469	256
Total cash and cash equivalents	19,839	15,616
Investment securities available for sale	150,547	153,381
Restricted stock	4,105	4,753
Loans held for sale	12,219	12,113
Loans	345,380	333,946
Allowance for loan losses	(4,539)	(3,750)
Net Loans	340,841	330,196
Premises and equipment, net	9,749	9,564
Bank owned life insurance	10,569	10,319
Other assets	15,998	13,760
Total Assets	$563,867	$549,702

Liabilities

Deposits
Demand (non-interest bearing)	$67,036	$59,547
Savings and Interest checking	210,444	201,715
Time	113,012	111,169
Total Deposits	390,492	372,431

Securities sold under agreements to repurchase	49,222	38,311
Short term borrowings	11,625	25,200
Long term debt	55,870	56,467
Other liabilities	4,442	5,435
Total Liabilities	511,651	497,844

Shareholders’ equity

Common stock $1 par value per share, 15,000 shares authorized with 3,806 and 3,045 shares issued and 3,367 and 2,692 shares outstanding at June 30, 2004 and December 31, 2003, respectively.	3,806	3,045
Capital stock without par value, 5,000 shares authorized with no shares issued or outstanding	—	—
Additional paid in capital	19,838	19,819
Retained earnings	34,473	34,251
Accumulated other comprehensive income	1,080	1,767

Treasury stock, 439 shares and 353 shares at cost at June 30, 2004 and December 31, 2003, respectively	(6,981)	(7,024)
Total shareholders’ equity	52,216	51,858

Total Liabilities and Shareholders’ Equity	$563,867	$549,702

The accompanying notes are an integral part of these financial statements

Consolidated Statements of Income

(Amounts in thousands, except per share data)

	For the Three Months Ended June 30		For the Six Months Ended June 30

	2004	2003	2004	2003

Interest Income
Loans	$4,793	$5,087	$9,517	$10,070
Interest and dividends on investments:
Taxable interest	748	777	1,568	1,674
Tax exempt interest	402	393	795	786
Dividend income	50	48	104	107
Federal funds sold	19	—	19	—
Deposits and obligations of other banks	3	12	4	25
Total interest income	6,015	6,317	12,007	12,662

Interest Expense
Deposits	1,207	1,355	2,366	2,852
Securities sold under agreements to repurchase	81	98	148	183
Short term borrowings	33	7	102	14
Long term debt	775	855	1,553	1,704
Total interest expense	2,096	2,315	4,169	4,753
Net interest income	3,919	4,002	7,838	7,909
Provision for loan losses	240	657	480	925
Net interest income after provision for loan losses	3,679	3,345	7,358	6,984

Noninterest Income
Investment and trust services fees	654	622	1,297	1,248
Service charges and fees	825	760	1,522	1,426
Mortgage banking activities	266	381	440	547
Increase in cash surrender value of life insurance	125	140	251	279
Other	(273)	102	(260)	330
Securities gains	19	116	124	264
Total noninterest income	1,616	2,121	3,374	4,094

Noninterest Expense
Salaries and benefits	2,122	1,768	4,150	3,729
Net occupancy expense	285	237	564	495
Furniture and equipment expense	177	166	370	335
Advertising	217	271	442	389
Legal & professional fees	157	165	268	245
Data processing	293	282	577	574
Pennsylvania bank shares tax	117	111	233	221
Other	635	540	1,315	1,247
Total noninterest expense	4,003	3,540	7,919	7,235
Income before Federal income taxes	1,292	1,926	2,813	3,843
Federal income tax expense	169	376	420	764
Net income	$1,123	$1,550	$2,393	$3,079

Earnings per share
Basic earnings per share	$0.33	$0.46	$0.71	$0.92
Diluted earnings per share	$0.33	$0.46	$0.71	$0.92
Regular cash dividends paid	$0.21	$0.21	$0.42	$0.40

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

for the six months ended June 30, 2004 and 2003

(Dollars in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total

Balance at December 31, 2002	$3,045	$19,762	$31,148	$525	$(7,252)	$47,228

Comprehensive income:
Net income	—	—	3,079	—	—	3,079
Unrealized gain on securities, net of reclassification adjustments and tax	—	—	—	1,242	—	1,242
Unrealized gain on hedging actvities, net of reclassification adjustments and tax	—	—	—	10	—	10
Total Comprehensive income						4,331

Cash dividends declared, $.40 per share	—	—	(1,340)	—	—	(1,340)
Common stock issued under stock option plans	—	5	—	—	28	33
Balance at June 30, 2003	$3,045	$19,767	$32,887	$1,777	$(7,224)	$50,252

Balance at December 31, 2003	$3,045	$19,819	$34,251	$1,767	$(7,024)	$51,858

Comprehensive income:
Net income	—	—	2,393	—	—	2,393
Unrealized loss on securities, net of reclassification adjustments and tax	—	—	—	(1,046)	—	(1,046)
Unrealized gain on hedging actvities, net of reclassification adjustments and tax			—	359		359
Total Comprehensive income						1,706

Cash dividends declared, $.42 per share	—	—	(1,400)	—	—	(1,400)
25% stock dividend	761	—	(761)	—	—	—
Cash paid in lieu of fractional shares	—	—	(10)	—	—	(10)
Common stock issued under stock option plans	—	19	—	—	43	62
Balance at June 30, 2004	$3,806	$19,838	$34,473	$1,080	$(6,981)	$52,216

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows

	For the Six Months Ended June 30
(Amounts in thousands)	2004	2003
Cash flows from operating activities
Net income	$2,393	$3,079
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	549	510
Net amortization of investment securities	308	428
Amortization and net (recovery) write-down of mortgage servicing rights	(25)	164
Provision for loan losses	480	925
Securities gains, net	(124)	(264)
Loans originated for sale	(90,691)	(27,784)
Proceeds from sale of loans	90,928	31,458
Gain on sales of loans	(343)	(622)
Gain on sale of premises and equipment	—	(275)
Increase in cash surrender value of life insurance	(251)	(279)
Decrease (increase) in interest receivable and other assets	214	(505)
Increase (decrease) in interest payable and other liabilities	70	(112)
Other , net	(61)	51
Net cash provided by operating activities	3,447	6,774

Cash flows from investing activities
Proceeds from sales of investment securities available for sale	320	573
Proceeds from maturities of investment securities available for sale	16,551	21,968
Purchase of investment securities available for sale	(18,552)	(13,699)
Net increase (decrease) in restricted stock	648	(54)
Net increase in loans	(11,156)	(15,042)
Proceeds from sale of premises and equipment	—	495
Capital expenditures	(486)	(326)
Net cash used in investing activities	(12,675)	(6,085)

Cash flows from financing activities
Net increase in demand deposits, NOW accounts and savings accounts	16,218	15,078
Net increase (decrease) in certificates of deposit	1,843	(11,183)
Net (decrease) increase in short term borrowings	(2,664)	1,738
Long term debt advances	—	2,519
Long term debt payments	(598)	(580)
Dividends paid	(1,400)	(1,340)
Cash paid in lieu of fractional shares from stock split	(10)	—
Common stock issued under stock option plans	62	33
Net cash provided by financing activities	13,451	6,265

Increase in cash and cash equivalents	4,223	6,954
Cash and cash equivalents as of January 1	15,616	14,572
Cash and cash equivalents as of June 30	$19,839	$21,526

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2004, and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Corporation’s 2003 Annual Report on Form 10-K.  The results of operations for the period ended June 30, 2004, are not necessarily indicative of the operating results for the full year.

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

	For the quarter ended June 30
(Amounts in thousands)	2004	2003
Weighted average shares outstanding (basic)	3,366	3,351

Impact of common stock equivalents, primarily stock options	32	9

Weighted average shares outstanding (diluted)	3,398	3,360

	For the six months ended June 30
(Amounts in thousands)	2004	2003
Weighted average shares outstanding (basic)	3,366	3,351

Impact of common stock equivalents, primarily stock options	26	6

Weighted average shares outstanding (diluted)	3,392	3,357

Note 2. Capital Adequacy

Quantitative measures established by regulation to ensure capital adequacy require financial institutions to maintain  minimum amounts and ratios of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets.

The Capital ratios of the Corporation and its bank subsidiary are as follows:

	As of June 30, 2004
	Actual		Minimum Capital Required		Capital Required To Be Considered Well Capitalized
(Amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to Risk Weighted Assets)
Corporation	$55,331	14.13%	$31,320	8.00%	N/A
Bank	45,651	11.94%	30,592	8.00%	$38,240	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Corporation	$50,507	12.90%	$15,660	4.00%	N/A
Bank	41,039	10.73%	15,296	4.00%	$22,944	6.00%

Tier 1 Capital (to Average Assets)
Corporation	$50,507	9.13%	$22,119	4.00%	N/A
Bank	41,039	7.52%	21,826	4.00%	$27,283	5.00%

Note 3 – Comprehensive Income

The components of other comprehensive income (loss) are as follows:

	Three months ended June 30		Six months ended June 30
(Amounts in thousands)	2004	2003	2004	2003
Investment Securities:
Unrealized holding (loss) gains rising during the period	$(3,428)	$1,761	$(1,461)	$2,146
Reclassification adjustments for gains included in net income	(19)	(116)	(124)	(264)

Cash-flow Hedges:
Unrealized holding gain (losses) arising during the period	397	(393)	138	(382)
Reclassification adjustments for losses included in net income	201	201	406	397
Other comprehensive income(loss)	(2,849)	1,453	(1,041)	1,897
Tax effect	969	(494)	354	(645)
Other comprehensive income(loss), net of tax	$(1,880)	$959	$(687)	$1,252

Note 4 – Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Bank, generally, holds collateral and/or personal guarantees supporting these commitments.  The Bank had $4.6 million of standby letters of credit as of June 30, 2004.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.

Note 5 – Stock Based Compensation

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

		Three Months Ended June 30

(Amounts in thousands, except per share)		2004	2003
Net Income:	As reported	$1,123	$1,550
	Compensation not expensed, net of tax	(30)	(18)
	Proforma	$1,093	$1,532

Basic earnings per share:	As reported	$0.33	$0.46
	Proforma	0.32	0.46

Diluted earnings per share:	As reported	$0.33	$0.46
	Proforma	0.32	0.46

		Six Months Ended June 30

(Amounts in thousands, except per share)		2004	2003
Net Income:	As reported	$2,393	$3,079
	Compensation not expensed, net of tax	(47)	(30)
	Proforma	$2,346	$3,049

Basic earnings per share:	As reported	$0.71	$.92
	Proforma	0.70	.91

Diluted earnings per share:	As reported	$0.71	$.92
	Proforma	0.69	.91

Note 6 – Pensions

The components of pension expense for the periods presented are as follows:

	Three months ended June 30		Six months ended June 30
(Amounts in thousands)	2004	2003	2004	2003
Components of net periodic benefit cost:
Service cost	$96	$81	$192	$162
Interest cost	170	158	340	316
Expected return on plan assets	(219)	(213)	(438)	(426)
Amortization of prior service cost	6	6	12	12
Net periodic benefit cost	$53	$32	$106	$64

Management’s Discussion and Analysis of

Results of Operations and Financial Condition

For the Three and Six-Month Periods

Ended June 30, 2004 and 2003

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

Critical Accounting Policies

Management has identified critical accounting policies for the Corporation to include Allowance for Loan Losses, Mortgage Servicing Rights, Financial Derivatives and Stock-based Compensation. There were no new critical accounting policies adopted during the interim period nor were there any changes to the critical accounting policies disclosed in the 2003 Annual Report on Form 10-K in regards to application or related judgements and estimates used.  Please refer to Item 7 on pages 9,10,11 and 12 of the Corporation’s 2003 Annual Report on Form 10-K for a more detailed disclosure of the critical accounting policies.

Results of Operations

The Corporation reported earnings for the second quarter and six months ended June 30, 2004, of $1,123,000 and $2,393,000, respectively, representing decreases of 27.5% and 22.3%, respectively, over the same periods in 2003. Second quarter earnings were significantly impacted by the results of a joint venture with a mortgage banking company the Corporation invested in during the fourth quarter of 2003.  The mortgage banking company, which began operations in November 2003, reported a loss of $1.1 million during the second quarter of 2004.  The Corporation’s share of the loss negatively impacted  results by $275,000, pretax, in the second quarter of 2004 and $220,000, pretax, for the six months.  In addition, another related investment of the Corporation which is associated with the mortgage banking company also, reported a loss in the second quarter of 2004.  The Corporation's share of this loss was $43,000, pretax, for the second quarter and six months ended June 30, 2004.  Other factors also contributed to the decrease in earnings for the second quarter and six months. Those factors included weak loan growth, higher costs associated with the opening of three new community office locations and relocating an established community office to a new site during the past twelve months, and higher salary and benefit costs. Basic earnings per share for the second quarter and six months ended June 30, 2004 were $.33 and $.71, respectively, versus $.46 and $.92, respectively, for the same periods in 2003.  Diluted earnings per share were $.33 and $.71 for the quarter and six months, respectively,for the period ended June 30, 2004 compared to $ .46 and $.92 respectively, for the same periods in 2003. Book value per share at June 30, 2004 equaled $15.51 versus $14.99 at June 30, 2003.

The Corporation’s annualized return on average assets (ROA) and return on average equity (ROE) for the first six months of 2004 were .85% and 8.96%, respectively, compared to 1.16% and 12.58%, respectively, for the first six months of 2003.

Despite the disappointing results of the second quarter and first six months of 2004, the Corporation reported significant improvement in its asset quality.  The ratio of nonperforming assets to total assets improved to 0.32% at June 30, 2004 from 1.23% at June 30, 2003.  The ratio of  net (recovery)charged-off loans to average loans improved to (0.06%) on an annualized basis for the six months ended June 30, 2004 from 0.46% for the same period ended June 30, 2003.  In addition we were able to maintain the level of our allowance for loan loss as a percent of loans at 1.31% at June 30, 2004 compared to 1.34% at June 30, 2003.

A more detailed discussion of the operating results for the second quarter and six months ended June 30, 2004, follows:

Net Interest Income

Net interest income for the second quarter of 2004 decreased  $83,000 to $3.9 million from $4.0 million in the second quarter of 2003.  Interest income decreased $302,000 in the second quarter of 2004 from the same quarter in 2003. Weak loan volume combined with very competitive loan rates were primarily responsible for the decrease in interest income, accounting for $294,000, or 97%, of the decrease in interest income for the quarter.  Interest expense for the second quarter showed a decrease of $219,000.  This decrease was primarily related to lower rates on deposit accounts which accounted for $168,000, or 76%, of the decrease in interest expense.

Net interest income for the first six months of 2004 decreased $71,000 to $7.8 million from $7.9 million for the same period in 2003.  Interest income and interest expense for the six-month period in 2004 both showed decreases and followed the same trend as in the second quarter. Average interest-earning assets increased 4.3% during the six-month period ended June 30, 2004 versus 2003 and represented just over 92% of total average assets.  The increase in interest-earning assets came primarily from the Bank’s temporary funding of loans from the mortgage banking joint venture. Excluding the temporary funding of the joint venture mortgage loans, the growth in average interest-earning assets was 1.2%.  A decrease in yields earned on interest-earning assets more than offset the lower rates paid on interest-bearing liabilities and mirrored the second quarter resulting in an decrease to net interest income for the six-month period.

The interest spread for the six months ended June 30, 2004 was 2.94% compared to 3.16% for the corresponding period ended June 30, 2003.  Net interest margin on a full tax equivalent basis decreased 25 basis points to 3.23% for the six months ended June 30, 2004 from 3.48% for the six months ended June 30, 2003.

Provision for loan losses

The Corporation charged $240,000 and $480,000 against earnings for loan losses for the three and six months periods ended June 30, 2004, respectively, compared to $657,000 and $925,000 for the same periods, respectively, in 2003.  Net charge-offs in the second quarter of 2004 were $13,000 compared to $509,000 for the same period in 2003.  For the six month period ended June 30, 2004 the

Corporation was in a net recovery position totaling $308,000 versus a net charge-off position totaling $750,000 for the same period in 2003. A much lower level of charge-offs for both the quarter and six months ended June 30, 2004 accounted for the significant reduction in the provision for loan losses. For more information concerning nonperforming loans, refer to the Loan Quality discussion.

Noninterest Income

Noninterest income, excluding securities gains, for the quarter ended June 30, 2004, decreased $408,000,or 20.3%, to $1.6 million from $2.0 million for the same period ended June 30, 2003. A slowing of the Bank’s mortgage banking activities during the second quarter of 2004 versus 2003 caused income from that line of business to decrease $115,000, or 30.2%, to $266,000 from $381,000.  Losses of $268,000 during the second quarter related to the Bank’s investment in the joint venture and $87,000 received in the second quarter of 2003 from a class-action settlement with no corresponding event in the second quarter of 2004 contributed significantly to the decrease in other noninterest income.  Modest increases in Investment and Trust Services fees and service charges and fees helped to offset the above decreases somewhat.  Securities gains for the second quarter of 2004 were $19,000 versus $116,000 for the same period in 2003.

Noninterest income, excluding securities gains, for the six months ended June 30, 2004, decreased $580,000, or 15.1%, to $3.2 million from $3.8 million for the same period ended June 30, 2003. The same items discussed above for the quarter impacted the six-month period.  In addition, a nonrecurring settlement of $221,000 received in the first six months of 2003 without a corresponding event in 2004 also contributed to the decrease.  Securities gains for the six months ended June 30, 2004 were $124,000 versus $264,000 for the same period ended June 30, 2003.

Noninterest Expense

Noninterest expense increased a net of $463,000, or 13.1%, to $4.0 million for the second quarter ended June 30, 2004 from $3.5 million for the quarter ended June 30, 2003. Salaries and benefits, net occupancy expense and other expense were largely responsible for the increase in noninterest expense for the second quarter.  Salary expense increased 6.9%; benefits expense doubled and was related to higher costs for pension expense, health insurance premiums, payroll taxes, pay for performance and 401(k) match. The expansion of our community office network in 2004 and 2003 pushed our net occupancy expense up by 20.2%.  Other noninterest expense increased $95,000, or 17.6%, to $635,000 for the second quarter of 2004 versus the same period in 2003.  Higher insurance premiums, higher costs related to our ATM network and increased office supplies expense all contributed to the increase in other noninterest expense.  In addition, expenses related to loan collections of $7,200 in the second quarter of 2004 versus a credit of $30,000 in the second quarter of 2003 (an increase to expense of almost $37,000) also contributed to the higher other noninterest expense for the second quarter of 2004.

Noninterest expense increased $684,000, or 9.4%, to $7.9 million for the six months ended June 30, 2004 versus $7.2 million for the same period ended June 30, 2003.  Salaries and benefits accounted for over half of this increase.  Salary expense for the six months was up 5.4% and was the result of routine cost of living adjustments and performance raises plus the addition of staff related to the three new community offices opened in the past year.  Benefits expense showed an increase for the six-month period of 37% that was primarily related to the same expenses as in the second quarter.  Net occupancy expense increased $69,000 and was largely driven by the additional expense related to the addition of community offices as described above.  A change in vendors for media placement services and a related change in payment for those services pushed advertising expense higher for the six month period in 2004 than for the same period in 2003.

Federal income tax expense for the second quarter and six months ended June 30, 2004 totaled $169,000 and $420,000, respectively, compared to $376,000 and $764,000, respectively, for the second quarter and six months ended June 30, 2003.  The Corporation’s effective tax rate for the six months ended June 30, 2004, was 14.9% compared to 19.9% for the six months ended June 30, 2003. The decrease in the effective tax rate was attributable to a narrower gap between the amount of tax-free income in relation to pretax net income.  All taxable income for the Corporation is taxed at a rate of 34%.

Financial Condition

Total assets grew $15.2 million, or 2.8%, to $563.9 million at June 30, 2004 from $548.7million at December 31, 2003.  Total assets averaged $551.4 million for the six-month period ended June 30, 2004 compared to $528.1 million for the same period in 2003. Interest earning assets averaged $509.6 million for the six-month period ended June 30, 2004 compared to $488.6 million for the same period in 2003. Interest-bearing deposits in other banks and federal funds sold grew $6.2 million to $6.4 million at June 30, 2004 from $256,000 at December 31, 2003 while investments decreased $2.8 million over the same six-month period.  The low interest rate environment during the first half of 2004 was not conducive to long-term investing.  For this reason, the Corporation strategically decided to remain more liquid anticipating an increase in interest rates later in the year that would make longer-term investments more attractive.  Total loans grew $11.4 million, or 3.4%, to $345.4 million at June 30, 2004 from $333.9 million at December 31, 2003.  Loan growth during the six-month period ended June 30, 2004, came primarily from commercial loans followed by mortgage loans. Consumer loan balances declined over that same six-month period.

Total deposits grew $18.1 million, or 4.8%, to $390.5 million at June 30, 2004 from $372.4 million at December 31, 2003. For the six-month period ended June 30, 2004, total deposits averaged $378.8 million and Repos averaged $41.5 million.  Combining the growth in deposits with the growth in Repo balances, the Corporation realized growth in its primary funding sources of $28.9 million, or 7.0% over the six-month period ended June 30, 2004.  The Corporation significantly reduced its short-term borrowings with the Federal Home Loan Bank of Pittsburgh (FHLB) by $13.6 million.  Short-term borrowings with FHLB are the primary funding source for loans held for sale.  Loans held-for-sale represent loans where the Bank acts as a pass-through funding intermediary for mortgage loans originated by the joint venture mortgage banking company plus loans that were originated by the Bank and are waiting to be sold on the secondary market.

Total shareholders’ equity recorded an increase of $358,000 to $52.2 million at June 30, 2004 from $51.8 million at year-end 2003. Cash dividends declared in the first six months reduced shareholder’s equity by $1.4 million and represented 49.8% of pretax earnings for that period. An unrealized loss on securities offset by gains on cash flow hedges further reduced shareholder’s equity by $1.0 million in the six-month period ended June 30, 2004.  A 5 for 4 stock split that was issued in the form of a 25% stock dividend was distributed on June 28, 2004 to shareholders of record on June 14, 2004.

Capital adequacy is currently defined by regulatory agencies through the use of several minimum required ratios.  At June 30, 2004, the Corporation was well capitalized as defined by the banking regulatory agencies.  The Corporation’s leverage ratio, Tier I and Tier II risk-based capital ratios at June 30, 2004 were 9.13%, 12.90%, and 14.13%, respectively.  For more information on capital ratios refer to Note 2 of the accompanying financial statements.

Loan Quality

Nonperforming loans increased $ 858,000 to $1.6 million at June 30, 2004 from $767,000 at December 31, 2003. Included in nonperforming loans at June 30, 2004, were nonaccrual loans totaling $1.5 million and loans past due 90 days or more totaling $75,000 compared to $ 483,000 and $283,000, respectively, at December 31, 2003. The increase in nonperforming loans was related primarily to one significant commercial credit.  The Corporation held foreclosed real estate totaling $238,000 at June 30, 2004 compared to $349,000 at December 31, 2003.  Nonperforming assets represented 0.32 % of total assets at June 30, 2004 compared to 0.20% at December 31, 2003.

Net charge-offs for the second quarter ended June 30, 2004, totaled $13,000 compared to $509,000 for the second quarter of 2003. The six-month period ended June 30, 2004 showed a net recovery totaling $308,000 compared to net charge-offs totaling $750,000 for the six-month period ended June 30, 2003. The ratio of annualized net charge-offs to average loans was (.06%) for the six months ended June 30, 2004 compared to .36% for the year ended December 31, 2003.

The allowance for loan losses totaled $4.5 million at June 30, 2004, compared to $3.7 million at December 31, 2003.   The allowance represents 1.31% and 1.12% of total loans at June 30, 2004 and December 31, 2003, respectively.  The allowance provided coverage for nonperforming loans at a rate of approximately 2.8 times at June 30, 2004.

Local economy

The Corporation has identified Franklin and Cumberland Counties as its primary market areas. Franklin County’s unemployment rate remained below 4% for the fourth month in a row; the June unemployment rate for the County was 3.6% up from 3.3% in May, according to data released by the Pennsylvania Department of Labor and Industry. Cumberland County’s unemployment rate was  2.9% for June and ranked the County the lowest in the State; Franklin County was ranked the fourth lowest.  In comparison to the state and the nation, the Corporation’s market areas appear to be stable.

Liquidity

The Corporation’s liquidity ratio (net cash, short-term and marketable assets divided by net deposits and short-term liabilities) was 27.0% at June 30, 2004.  The Corporation has the ability to borrow funds from the Federal Home Loan Bank of Pittsburgh (FHLB), if necessary, to enhance its liquidity position.  At June 30, 2004, the funding available to the Corporation with FHLB is approximately  $132.9 million. In addition to the funding available through FHLB, the Corporation also has unpledged and available-for-sale investment securities with a June 30, 2004 market value of approximately $48.9 million.  These securities could be used for liquidity purposes.  Management believes that liquidity is adequate to meet the borrowing and deposit needs of its customers.

Off Balance Sheet Commitments

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk.  These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments.  Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation.  Unused commitments and standby letters of credit totaled $87.0 million and $87.1 million, respectively, at June 30, 2004 and December 31, 2003.

The Corporation has entered into various contractual obligations to make future payments.  These obligations include time deposits, long-term debt and operating leases.  At June 30, 2004, the total of these obligations did not change significantly from what was reported at December 31, 2003.

PART I, Item 3

Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the Corporation’s exposure to market risk during the second quarter and six months ended June 30, 2004. For more information on market risk refer to the Corporation’s 2003 10-K.

PART I, Item 4

Controls and Procedures

The Corporation maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the company files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based upon their evaluation of those controls and procedures performed as of June 30, 2004, the Chief Executive Officer and Chief Financial Officer of the Corporation concluded that the Corporation’s disclosure controls and procedures were adequate.

The Corporation made no significant changes in its internal controls or in other factors that could significantly affect these controls during the quarter ended June 30, 2004.

PART II – Other Information

Item 1.   Legal Proceedings

None

Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None

Item 3.   Defaults by the Company on its Senior Securities

None

Item 4.   Results of Votes of Security Holders

The 2004 Annual Meeting of Shareholders (the “Meeting”) of the Corporation was held on April 27, 2004.  The Meeting was held for the following purposes:

1.               Election of Directors.  To elect four Class B directors to hold office for 3 years from the date of election and until their successors are elected and qualified.

There was no solicitation in opposition to the nominees of the Board of Directors for election to the Board.  All nominees of the Board of Directors were elected.  The number of votes cast, as well as the number of votes withheld for each of the nominees for election to the Board of Directors, was as follows:

Nominee	Votes For	Votes Withheld
Charles S. Bender,II	1,317,357	23,513
Allen E. Jennings, Jr.	1,315,878	24,992
Jeryl C. Miller	1,317,639	23,231
Stephen E. Patterson	1,313,639	27,231

2.               Employee Stock Purchase Plan.  To consider and vote upon a proposal to approve the Employee Stock Purchase Plan of 2004 (ESPP).

There was no solicitation in opposition to the approval of the ESPP.  The number of votes cast, as well as the number of votes withheld and abstentions to approve the ESPP were as follows:

Votes For	Votes Against	Abstentions

1,242,494	49,552	47,024

Item 5.   Other Information

None

Item 6.     Exhibits and Reports on Form 8-K

(a)            Exhibits

31.1 Rule 13a – 14(a)/15d-14(a) Certifications – Chief Executive Officer

31.2 Rule 13a – 14(a)/15d-14(a) Certifications – Chief Financial Officer

32.1 Section 1350 Certifications – Chief Executive Officer

32.2 Section 1350 Certifications – Chief Financial Officer

(b)           Reports on Form 8-K

A Form 8-K dated April 12, 2004, was filed related to a 5 for 4 stock split in the form of a 25% stock dividend approved by the Board on April 8, 2004, and distributed on June 28, 2004, to shareholders of record on June 14, 2004.

A Form 8-K, dated April 29, 2004, was filed related to the  release of first quarter 2004 earnings.

FRANKLIN FINANCIAL SERVICES CORPORATION

and SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Franklin Financial Services Corporation

August 12, 2004	/s/ William E. Snell, Jr.
William E. Snell Jr.
President and Chief Executive Officer

August 12, 2004	/s/ Elaine G. Meyers
Elaine G. Meyers
Treasurer and Chief Financial Officer