Form 10-Q
period 2004-09-30
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2004-11-12
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

There were 3,370,400 outstanding shares of the Registrant’s common stock as of October 31, 2004.

Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	September 30 2004	December 31 2003

Assets

Cash and due from banks	$11,225	$15,360
Interest bearing deposits in other banks and fed funds sold	5,656	256
Total cash and cash equivalents	16,881	15,616
Investment securities available for sale	160,394	153,381
Restricted stock	4,348	4,753
Loans held for sale	13,122	12,113
Loans	345,525	333,946
Allowance for loan losses	(4,673)	(3,750)
Net Loans	340,852	330,196
Premises and equipment, net	9,721	9,564
Bank owned life insurance	10,674	10,319
Other assets	16,384	13,760
Total Assets	$572,376	$549,702

Liabilities

Deposits
Demand (non-interest bearing)	$68,575	$59,547
Savings and Interest checking	214,116	201,715
Time	117,646	111,169
Total Deposits	400,337	372,431

Securities sold under agreements to repurchase	46,696	38,311
Short term borrowings	12,450	25,200
Long term debt	53,326	56,467
Other liabilities	5,411	5,435
Total Liabilities	518,220	497,844

Shareholders’ equity

Common stock $1 par value per share, 15,000 shares authorized with 3,806 and 3,045 shares issued and 3,370 and 2,692 shares outstanding at September 30, 2004 and December 31, 2003, respectively.	3,806	3,045
Capital stock without par value, 5,000 shares authorized with no shares issued or outstanding	—	—
Additional paid in capital	19,859	19,819
Retained earnings	35,116	34,251
Accumulated other comprehensive income	2,309	1,767
Treasury stock, 436 shares and 353 shares at cost at September 30, 2004 and December 31, 2003, respectively	(6,934)	(7,024)
Total shareholders’ equity	54,156	51,858

Total Liabilities and Shareholders’ Equity	$572,376	$549,702

The accompanying notes are an integral part of these financial statements

Consolidated Statements of Income

(Amounts in thousands, except per share data)

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2004	2003	2004	2003

Interest Income
Loans	$4,876	$4,928	$14,393	$14,998
Interest and dividends on investments:
Taxable interest	838	736	2,406	2,410
Tax exempt interest	441	393	1,237	1,179
Dividend income	48	47	152	153
Federal funds sold	48	21	67	22
Deposits and obligations of other banks	1	7	5	31
Total interest income	6,252	6,132	18,260	18,793

Interest Expense
Deposits	1,295	1,234	3,661	4,086
Securities sold under agreements to repurchase	132	89	280	271
Short term borrowings	58	—	160	14
Long term debt	773	857	2,326	2,562
Total interest expense	2,258	2,180	6,427	6,933
Net interest income	3,994	3,952	11,833	11,860
Provision for loan losses	160	241	640	1,166
Net interest income after provision for loan losses	3,834	3,711	11,193	10,694

Noninterest Income
Investment and trust services fees	673	603	1,970	1,851
Service charges and fees	815	713	2,336	2,139
Mortgage banking activities	116	290	556	837
Increase in cash surrender value of life insurance	105	125	355	404
Other	87	5	(171)	336
Securities gains, net	80	14	204	277
Total noninterest income	1,876	1,750	5,250	5,844

Noninterest Expense
Salaries and benefits	2,078	1,818	6,228	5,548
Net occupancy expense	285	245	849	740
Furniture and equipment expense	178	164	548	499
Advertising	192	211	634	600
Legal & professional fees	169	171	437	417
Data processing	265	272	842	846
Pennsylvania bank shares tax	117	111	350	333
Other	699	710	2,016	1,954
Total noninterest expense	3,983	3,702	11,904	10,937
Income before Federal income taxes	1,727	1,759	4,539	5,601
Federal income tax expense	310	329	730	1,092
Net income	$1,417	$1,430	$3,809	$4,509

Per share data*
Basic earnings per share	$0.42	$0.42	$1.13	$1.34
Diluted earnings per share	$0.42	$0.42	$1.13	$1.34
Regular cash dividends paid	$0.23	$0.21	$0.65	$0.61

The accompanying notes are an integral part of these financial statements.

* Per share amounts for both periods are adjusted to reflect a 25% stock dividend declared by the Board of Directors on April 8, 2004 and distributed on June 28, 2004 to shareholders of record on June 14, 2004.

Consolidated Statements of Changes in Shareholders’ Equity

for the nine months ended  September 30, 2004 and 2003

(Dollars in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total

Balance at December 31, 2002	$3,045	$19,762	$31,148	$525	($7,252)	$47,228

Comprehensive income:
Net income	—	—	4,509	—	—	4,509
Unrealized gain on securities, net of reclassification adjustments and tax	—	—	—	337	—	337
Unrealized gain on hedging actvities, net of reclassification adjustments and tax	—	—	—	183	—	183
Total Comprehensive income						5,029

Cash dividends declared, $.61 per share	—	—	(2,038)	—	—	(2,038)
Common stock issued under stock option plans	—	34	—	—	161	195
Balance at September 30, 2003	$3,045	$19,796	$33,619	$1,045	$(7,091)	$50,414

Balance at December 31, 2003	$3,045	$19,819	$34,251	$1,767	($7,024)	$51,858

Comprehensive income:
Net income	—	—	3,809	—	—	3,809
Unrealized gain on securities, net of reclassification adjustments and tax	—	—	—	196	—	196
Unrealized gain on hedging actvities, net of reclassification adjustments and tax	—	—	—	346	—	346
Total Comprehensive income						4,351

Cash dividends declared, $.65 per share	—	—	(2,174)	—	—	(2,174)
25% stock dividend	761	—	(761)	—	—	—
Cash paid in lieu of fractional shares	—	—	(9)	—	—	(9)
Common stock issued under stock option plans	—	40	—	—	90	130
Balance at September 30, 2004	$3,806	$19,859	$35,116	$2,309	$(6,934)	$54,156

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows

	For the Nine Months Ended September 30
(Amounts in thousands)	2004	2003

Cash flows from operating activities
Net income	$3,809	$4,509
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	836	768
Net amortization of investment securities	469	667
Amortization and net write-down of mortgage servicing rights	128	184
Provision for loan losses	640	1,166
Securities gains, net	(204)	(277)
Loans originated for sale	(157,349)	(38,724)
Proceeds from sale of loans	156,837	42,650
Gain on sales of loans	(497)	(874)
Gain on sale of premises and equipment	—	(299)
Increase in cash surrender value of life insurance	(355)	(404)
Increase in interest receivable and other assets	(362)	(549)
Increase in interest payable and other liabilities	370	36
Other, net	103	(44)
Net cash provided by operating activities	4,425	8,809

Cash flows from investing activities
Proceeds from sales of investment securities available for sale	564	1,282
Proceeds from maturities of investment securities available for sale	28,535	37,644
Purchase of investment securities available for sale	(38,825)	(28,881)
Net decrease (increase) in restricted stock	405	(54)
Net increase in loans	(11,332)	(16,793)
Proceeds from sale of premises and equipment	—	625
Capital expenditures	(854)	(549)
Net cash used in investing activities	(21,507)	(6,726)

Cash flows from financing activities
Net increase in demand deposits, NOW accounts and savings accounts	21,429	4,392
Net increase in certificates of deposit	6,477	9,464
Net decrease in short term borrowings	(4,365)	(699)
Long term debt advances	—	2,519
Long term debt payments	(3,141)	(869)
Dividends paid	(2,174)	(2,038)
Cash paid in lieu of fractional shares from stock split	(9)	—
Common stock issued under stock option plans	130	195
Net cash provided by financing activities	18,347	12,964

Increase in cash and cash equivalents	1,265	15,047
Cash and cash equivalents as of January 1	15,616	14,572
Cash and cash equivalents as of September 30	$16,881	$29,619

The accompanying notes are an integral part of these statements.

FRANKLIN FINANCIAL SERVICES CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Franklin Financial Services Corporation (the Corporation), and its wholly-owned subsidiaries, Farmers and Merchants Trust Company of Chambersburg (the Bank) and Franklin Financial Properties Corp.  Farmers and Merchants Trust Company of Chambersburg is a commercial bank that has one wholly-owned subsidiary, Franklin Realty Services Corporation.  Franklin Realty Services Corporation is an inactive real-estate brokerage company.  Franklin Financial Properties Corp. holds real estate assets that are leased by the Bank. All significant intercompany transactions and account balances have been eliminated.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2004, and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Corporation’s 2003 Annual Report on Form 10-K.  The results of operations for the period ended September 30, 2004, are not necessarily indicative of the operating results for the full year.

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

	For the quarter ended September 30
(Amounts in thousands)	2004	2003

Weighted average shares outstanding (basic)	3,368	3,354

Impact of common stock equivalents, primarily stock options	7	10

Weighted average shares outstanding (diluted)	3,375	3,364

	For the nine months ended September 30
(Amounts in thousands)	2004	2003

Weighted average shares outstanding (basic)	3,366	3,353

Impact of common stock equivalents, primarily stock options	9	7

Weighted average shares outstanding (diluted)	3,375	3,360

Note 2. Capital Adequacy

Quantitative measures established by regulation to ensure capital adequacy require financial institutions to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. The Capital ratios of the Corporation and its bank subsidiary are as follows:

	As of September 30, 2004 (unaudited)
	Actual		Minimum Capital Required		Capital Required To Be Considered Well Capitalized
(Amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to Risk Weighted Assets)
Corporation	$56,236	14.27%	$31,527	8.00%	N/A
Bank	46,600	12.11%	30,786	8.00%	$38,483	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Corporation	$51,260	13.01%	$15,764	4.00%	N/A
Bank	41,849	10.30%	15,393	4.00%	$23,090	6.00%

Tier 1 Capital (to Average Assets)
Corporation	$51,260	8.95%	$22,919	4.00%	N/A
Bank	41,849	7.42%	22,575	4.00%	$28,218	5.00%

Note 3 – Comprehensive Income

The components of other comprehensive income (loss) are as follows:

	Three months ended September 30		Nine months ended September 30
(Amounts in thousands)	2004	2003	2004	2003
Investment Securities:
Unrealized holding gains (loss) arising during the period	$1,962	$(1,357)	$501	$788
Reclassification adjustments for gains included in net income	(80)	(14)	(204)	(277)

Cash-flow Hedges:
Unrealized holding (loss) gain arising during the period	(167)	52	(30)	(329)
Reclassification adjustments for losses included in net income	147	210	554	606
Other comprehensive income(loss)	1,862	(1,109)	821	788
Tax effect	(633)	377	(279)	$(268)
Other comprehensive income (loss),net of tax	$1,229	$(732)	$542	$520

Note 4             Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Bank, generally, holds collateral and/or personal guarantees supporting these commitments.  The Bank had $6.0 million standby letters of credit of as of September 30, 2004 and $1.7 million as of December 31, 2003.   Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.

Note 5             Stock Based Compensation

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

		Three Months Ended September 30
(Amounts in thousands, except per share)		2004	2003

Net Income:	As reported	$1,417	$1,430
	Compensation not expensed, net of tax	(16)	(17)
	Proforma	$1,401	$1,413

Basic earnings per share:	As reported	$.42	$0.42
	Proforma	.42	0.42

Diluted earnings per share:	As reported	$.42	$0.42
	Proforma	.42	0.42

		Nine Months Ended September 30
(Amounts in thousands, except per share)		2004	2003

Net Income:	As reported	$3,809	$4,509
	Compensation not expensed, net of tax	(63)	(62)
	Proforma	$3,746	$4,447

Basic earnings per share:	As reported	$1.13	$1.34
	Proforma	1.11	1.33

Diluted earnings per share:	As reported	$1.13	$1.34
	Proforma	1.11	1.32

Note 6 – Pensions

The components of pension expense for the periods presented are as follows:

	Three months ended September 30		Nine months ended September 30
(Amounts in thousands)	2004	2003	2004	2003
Components of net periodic Benefit cost:
Service cost	$96	$81	$288	$243
Interest cost	170	158	510	474
Expected return on plan assets	(219)	(213)	(657)	(639)
Amortization of prior service cost	6	6	19	18
Net periodic benefit cost	$53	$32	$160	$96

In the third quarter of 2004, the Bank contributed $293,075 to its Pension Plan.  This contribution was in accordance with the Bank's funding policy to contribute annually the amount required to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974.

Note 7 – Recent  Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (EITF) reached consensus on Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”  EITF No. 03-01 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired.  The accounting guidance of EITF No. 03-01 is effective for fiscal years beginning after June 15, 2004, while the disclosure requirements are effective for fiscal years ending after June 15, 2004.  The Corporation does not believe that the adoption will have a material effect on its financial position or results of operations.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition
For the Three and Nine-Month Periods
Ended September 30, 2004 and 2003

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

Results of Operations

Summary

The Corporation reported earnings for the quarter ended September 30, 2004 of $1,417,000.  This represents a slight decrease of only .09% from the reported earnings of $1,430,000 for the same period in 2003. Basic earnings per share and diluted earnings per share were $.42 for both the third quarter of 2004 and 2003.  Net interest income increased $42,000, noninterest income increased $126,000 and noninterest expense increased $281,000 quarter versus quarter.

Net income for the first nine months of 2004 was $3,809,000, a decrease of 15.5%, versus net income of $4,509,000 for the first nine months of 2003.  Basic earnings per share and diluted earnings per share were $1.13 and $1.34 for the first nine months of 2004 and 2003, respectively.  Net interest income remained flat compared to 2003. However, the provision for loan losses decreased by $526,000 from 2003 to 2004.  Noninterest income decreased $594,000 from the prior year due primarily to a decline in mortgage banking revenue and a loss from the Corporation’s investment in a joint venture mortgage banking company.  Noninterest expense increased approximately $1 million from the prior year driven primarily by increases in salary and benefit costs.

Other key performance ratios as of, or for the nine months ended September 30 are listed below:

	2004		2003
Return on average equity (ROE)	9.46%		12.11%
Return on average assets (ROA)	.89%		1.11%
Nonperforming assets / total assets	.35%		1.22%
Allowance for loan loss as% of loans	1.35%		1.32%
Net (recovery) charge-offs / average loans	(.07	) %	.42%

A more detailed discussion of the operating results for the third quarter and nine months ended September 30, 2004, follows:

Net Interest Income

Comparison of the three months ending September 30, 2004 to the three months ending September 30, 2003:

Net interest income for both the third quarter of 2004 and 2003 was $4.0 million. Interest income increased $120,000 to $6.3 million in 2004 from $6.1 million in 2003. Increases in interest income on investments ($151,000) and Federal funds & interest bearing deposits ($21,000) were partially offset by a decrease of $52,000 in interest on loans.  Overall, the increase in interest income was the result of growth in earning assets that more than offset a slight decrease in the yield on earning assets from year to year.

Interest expense increased $78,000 to $2.3 million for the third quarter of 2004 from $2.2 million in 2003.  Interest expense on deposits increased $61,000 and interest expense on short-term borrowings increased $58,000.  The increase in deposit expense was fueled by growth in nearly all interest-bearing deposit accounts during 2004.  Interest expense on short-term borrowings was driven up by both an increase in interest rates and balances. The payoff of several borrowings from the Federal Home Loan Bank of Pittsburgh (FHLB) was responsible for lower interest expense on long term debt.

The net interest margin for the third quarter of 2004 was 3.23% compared to 3.37% in 2003. The interest spread also decreased to 2.93% in 2004 from 3.08% in 2003.

Comparison of the nine months ending September 30, 2004 to the nine months ending September 30, 2003:

Net interest income for the first nine months of 2004 was $11.8 million compared with $11.9 million for the same period in 2003.    Interest income fell $533,000 (2.8%) to $18.3 million in 2004 from $18.8 million in 2003.  Slight increases in interest income in the investment portfolio and Federal funds could not offset a $605,000 decrease in interest income in the loan portfolio.  While the average loan portfolio showed growth of 7.5% from 2003, the yield on the loan portfolio fell from 6.17% in 2003 to 5.53% in 2004 and more than offset the benefits of the increased volume.

Total interest expense fell during the period.  Interest expense was $6.4 million in 2004 versus $6.9 million in 2003.  Even though interest bearing deposit balances grew during the period, the rate paid on these accounts in 2004 was lower than the rate paid in 2003. Interest expense on short term borrowings increased $146,000 from 2003 to 2004.  This is the result of an increase in the average balance of short term borrowings during 2004.  These borrowing fluctuate with the bank’s liquidity needs.  Interest expense on long term debt decreased $236,000 from 2003 to 2004.  Several loans from the FHLB were paid off during 2004 and as a result the bank recorded less interest expense than in 2003.  Overall, the balance of interest bearing liability accounts rose 3.8% during 2004, but the cost of these funds fell from 2.19% to 1.96%, resulting in reduced interest expense.

Both the interest margin and interest spread fell from 2003 to 2004.  The interest margin fell from 3.44% in 2003 to 3.25% in 2004.  The interest spread earned in 2004 was 2.95% versus 3.13% in 2003.

Provision for loan losses

The Corporation charged $160,000 and $640,000 against earnings for loan losses for the three and nine months periods ended September 30, 2004, respectively, compared to $241,000 and $1.2 million for the same periods, respectively, in 2003.  Net charge-offs in the third quarter of 2004 were $26,000 compared to $286,000 for the same period in 2003.  For the nine-month period ended September 30, 2004 the Corporation was in a net recovery position totaling $283,000 versus a net charge-off position totaling $1.4 million for the same period in 2003. A much lower level of charge-offs for both the quarter and nine months ended September 30, 2004 accounted for the significant reduction in the provision for loan losses. For more information concerning nonperforming loans, refer to the Loan Quality discussion.

Noninterest Income

Comparison of the three months ending September 30, 2004 to the three months ending September 30, 2003:

Noninterest income, excluding securities gains, for the third quarter of 2004 was $1.8 million.  This represents a slight increase (3.4%) from the $1.7 million recorded during the same period in 2003.

During the quarter, Investment and trust services fees increased $70,000 and service charges increased $102,000 from the prior year.  The increase in service charges was evenly spread between increases in loan fees, deposit fees and other service charges.  Other income increased $82,000 from 2003 as a result of income from a joint venture investment accounted for with the equity method of accounting.  Income from mortgage banking activities fell $174,000 from $290,000 in 2003 to $116,000 in 2004.  This was caused by a decrease in gains on the sale of mortgages of $100,000 and a swing from a reversal of mortgage servicing rights (MSR) impairment of $23,000 (income) in 2003 to an impairment charge (expense) of $51,000 in 2004.  Securities gains were $80,000 in 2004 versus $14,000 in 2003.

Comparison of the nine months ending September 30, 2004 to the nine months ending September 30, 2003:

Noninterest income, excluding securities gains, fell 9.4% from $5.6 million in 2003 to $5.0 million in 2004.  Investment and trust services fees increased $119,000 and service charges increased $197,000 from the same period in 2003. Like the quarterly results, the increase in service charges was evenly spread between increases in loan fees, deposit fees and other service charges.   Mortgage banking revenue dropped $281,000 to $556,000 in 2004 from $837,000 in 2003.  Gains on the sale of mortgages decreased $375,000, and were only partially offset by a decrease in net MSR amortization and impairment expense of $57,000 and an increase of $37,000 in servicing fee income from year to year.  Other income fell $507,000 during the first nine months of 2004 when compared to the same period in 2003.  This decrease was caused primarily by a loss of $194,000 from a joint venture investment recorded in 2004 and nonrecurring gains of $308,000 recorded in 2003, but not in 2004.  Securities gains were $204,000 in 2004 versus $277,000 in 2003.

Noninterest Expense

Comparison of the three months ending September 30, 2004 to the three months ending September 30, 2003:

Noninterest expense for the third quarter of 2004 was $4.0 million.  This is an increase of $281,000 (7.6%) over the 2003 expense of $3.7 million.  Salaries and benefits accounted for nearly all of the change, increasing $260,000 quarter over quarter.  Salary expense for the quarter was up $138,000 from 2003 and increases in other benefit expenses such as health insurance ($18,000), pensions ($21,000) and payroll taxes ($30,000) were other significant contributors to the increase.   Net occupancy expense, up $40,000 (16.3%) from 2003, also contributed to the increase in noninterest expense.  The expansion of our community office network in 2004 and 2003 continues to push up occupancy expenses.  All other categories of noninterest expense showed only modest increases or decreases in the quarterly comparison.

Comparison of the nine months ending September 30, 2004 to the nine months ending September 30, 2003:

Noninterest expense for the first nine months of 2004 was $11.9 million, an increase of $967,000 (8.8%) over the $10.9 million recorded in 2003.  Increases in salaries and benefits and occupancy expense accounted for the majority of the increase from 2003. Salary expense increased $305,000 during the first nine months of 2004 compared to the same period in 2003.   This increase is due to cost of living adjustments made throughout the year, performance based increases and increased staffing levels needed for new community offices.  Additionally, increases in benefits were recorded in health insurance ($48,000), pensions ($64,000), incentive plans ($48,000) and payroll taxes ($53,000). The addition of new community offices continues to impact net occupancy expense, resulting in an increase of $109,000 (14.7%) to $849,000 in 2004 from $740,000 in 2003.    Legal and professional fees have remained relatively stable year over year; however, these fees are expected to increase as a result of compliance with the Sarbanes Oxley Act.  Any increase in these fees can not be quantified at this time.

Federal income tax expense for the third quarter and nine months ended September 30, 2004 totaled $310,000 and $730,000, respectively, compared to $329,000 and $1,092,000, respectively, for the third quarter and nine months ended September 30, 2003.  The Corporation’s effective tax rate for the nine months ended September 30, 2004, was 16.1% compared to 19.5% for the nine months ended September 30, 2003. The decrease in the effective tax rate was attributable to a narrower gap between the amount of tax-free income in relation to pretax net income.  All taxable income for the Corporation is taxed at a rate of 34%.

Financial Condition

Total assets have grown $22.7 million (4.1%) to $572.4 million at September 30, 2004 from $549.7 million at December 31, 2003.  On average, total assets were $558.8 million for the first nine months of 2004 versus $532.9 million of the same period in 2003, an increase of 4.9%.  Average interest earning assets in 2004 were $516.5 million compared to $492.7 million in 2003.  Interest bearing deposits and federal funds sold increased $5.4 million from December 31, 2003 to $5.7 million.  Investment securities also recorded an increase of $7.0 million during the first nine months of 2004.  The loan portfolio grew by $11.6 million (3.5%) to $345.5 million at September 30,2004. Commercial loans and consumer loans (primarily home equity loans) both recorded increases during the period.   The mortgage portfolio decreased during the first nine months of 2004 due  to the sale of approximately $11.0 million of mortgages that were previously held as portfolio loans. This transaction was done as part of the Bank’s overall asset-liability management strategy.

Total deposits grew by $27.9 million (7.5%) from $372.4 million on December 31, 2003 to $400.3 million on September 30, 2004.  Noninterest bearing demand deposit accounts showed the highest growth rate by percentage (15.2%), while Savings and interest bearing checking accounts produced the highest growth in dollars, increasing $12.4 million from prior year end.   Securities sold under agreements to repurchase continue to grow, up $8.4 million (21.9%) to $46.7 million on September 30, 2004.  Both short and long term borrowings have decreased from December 31, 2004.  The short term borrowings fluctuate with the Bank’s liquidity needs and the long term debt decreased as several borrowings from the FHLB were paid off.  On average, interest bearing liabilities were $438.0 million for the first nine months of 2004 compared to $421.9 million in 2003.

Total shareholders’ equity recorded a net increase of $2.3 million to $54.2 million at September 30, 2004 from $51.9 million at year-end 2003. Cash dividends declared in the first nine months were $2.2 million and represented 47.9% of pretax earnings for the period.  A 5 for 4 stock split that was issued in the form of a 25% stock dividend was distributed on June 28, 2004 to shareholders of record on June 14, 2004.

Capital adequacy is currently defined by regulatory agencies through the use of several minimum required ratios.  At September 30, 2004, the Corporation was well capitalized as defined by the banking regulatory agencies.  The Corporation’s leverage ratio, Tier I and Tier II risk-based capital ratios at September 30, 2004 were 8.95%, 13.01% and 14.27%, respectively.  For more information on capital ratios refer to Note 2 of the accompanying financial statements.

Loan Quality

Nonperforming loans increased $1.2 million to $2.0 million at September 30, 2004 from $767,000 at December 31, 2003. Included in nonperforming loans at September 30, 2004, were nonaccrual loans totaling $1.5 million and loans past due 90 days or more totaling $459,000 compared to $483,000 and $284,000, respectively, at December 31, 2003. The increase in nonperforming loans was related primarily to one significant commercial credit.  However, the amount of nonaccrual loans remained unchanged from June 30, 2004. The Corporation held no foreclosed real estate on September 30, 2004 compared to $349,000 at December 31, 2003.  Nonperforming assets represented 0.35 % of total assets at September 30, 2004 compared to 0.20% at December 31, 2003.

During October 2004, a large commercial credit was removed from nonaccrual status and paid off.  This transaction reduced nonaccrual loans by $1.3 million. Had this event occurred prior to September 30, 2004, nonperforming loans would have been $645,000 and the nonperforming asset ratio would have been reduced to .11%. Additionally, this transaction allowed the Bank to record additional income of $104,000 in the fourth quarter from previously deferred interest income and late payment fees.

Net charge-offs for the third quarter ended September 30, 2004, totaled $26,000 compared to $286,000 for the third quarter of 2003. The nine-month period ended September 30, 2004 showed a net recovery totaling $283,000 compared to net charge-offs totaling $1.4 million for the same period in 2003.  The ratio of annualized net (recovery)charge-offs to average loans was (.07%) for the nine months ended September 30, 2004 compared to .68% for the year ended December 31, 2003.  The net recovery position of the bank is the result of one significant recovery made during the first quarter of 2004.

 The allowance for loan losses totaled $4.7 million at September 30, 2004, compared to $3.7 million at December 31, 2003.   The allowance represents 1.35% and 1.12% of total loans at September 30, 2004 and December 31, 2003, respectively.  The allowance provided coverage for nonperforming loans at a rate of approximately 2.2 times at September 30, 2004.

Local economy

The Corporation has identified Franklin and Cumberland Counties as its primary market areas. Franklin County’s unemployment rate continues to remain below 4%. The September unemployment rate for the County was 3.4% down slightly from 3.6% in August, according to data released by the Pennsylvania Department of Labor and Industry. Cumberland County’s unemployment rate was 2.7% for September and continues to rank as the lowest in the state.  Franklin County was ranked the third lowest.  In comparison to the state, the Corporation’s market areas appear to be stable.

Liquidity

The Corporation’s liquidity ratio (net cash, short-term and marketable assets divided by net deposits and short-term liabilities) was 28.0% at September 30, 2004.  The Corporation has the ability to borrow funds from the Federal Home Loan Bank of Pittsburgh (FHLB), if necessary, to enhance its liquidity position.  At September 30, 2004, the funding available to the Corporation with FHLB was approximately  $130.6 million. In addition to the funding available through FHLB, the Corporation also has unpledged and available-for-sale investment securities with a market value at September 30, 2004 of approximately $54.6 million.  These securities could be used for liquidity purposes.  Management believes that liquidity is adequate to meet the needs of the Corporation.

Off Balance Sheet Commitments

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk.  These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments.  Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation.  Unused commitments and standby letters of credit totaled $92.8 million and $87.1 million, respectively, at September 30, 2004 and December 31, 2003.

The Corporation has entered into various contractual obligations to make future payments.  These obligations include time deposits, long-term debt and operating leases.  At September 30, 2004, the total of these obligations did not change significantly from what was reported at December 31, 2003.

PART I, Item 3

Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the Corporation’s exposure to market risk during the third quarter and nine months ended September 30, 2004. For more information on market risk refer to the Corporation’s 2003 10-K.

PART I, Item 4

Controls and Procedures

The Corporation maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the company files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based upon their evaluation of those controls and procedures performed as of September 30, 2004, the Chief Executive Officer and Chief Financial Officer of the Corporation concluded that the Corporation’s disclosure controls and procedures were adequate.

The Corporation made no significant changes in its internal controls or in other factors that could significantly affect these controls during the quarter ended September 30, 2004.

The Corporation has been working diligently on the documentation of its internal controls over financial reporting in order to meet the requirements of Section 404 under the Sarbanes-Oxley Act of 2002 by December 31, 2004.  The Corporation has completed a significant portion of its documentation and will soon begin the testing process.  However, the Corporation cannot be certain that it will meet all of the requirements necessary to avoid a finding of significant deficiency or possibly a material weakness as of December 31, 2004.

PART II – Other Information

Item 1.   Legal Proceedings

None

Item 2.   Unregistered  Sales of Equity Securities and Use of Proceeds

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

Franklin Financial Services Corporation

November 9, 2004	/s/ William E. Snell, Jr.
William E. Snell Jr.
President and Chief Executive Officer

November 9, 2004	/s/ Elaine G. Meyers
Elaine G. Meyers
Treasurer and Chief Financial Officer