Form 10-K
period 2004-12-31
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2005-03-15
CIK 723646

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
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
 Common Stock, par value $1.00 per share
(Title of class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        There were 3,370,818 outstanding shares of the Registrant's common stock as of February 28, 2005.

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

        The aggregate market value of the 2,936,689 shares of the Registrant's common stock held by nonaffiliates of the Registrant as of June 30, 2004 based on the price of such shares, was $76,353,914.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the definitive annual proxy statement to be filed, pursuant to Reg. 14A within 120 days after December 31, 2004, are incorporated into Part III.

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

        F&M Trust's Investment and Trust Services Department offers all of the personal and corporate trust services normally associated with trust departments of area banks including: estate planning and administration, corporate and personal trust fund management, pension, profit sharing and other employee benefit funds management, and custodial services. F&M Trust's Personal Investment Center sells mutual funds, annuities and selected insurance products.

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

        The principal market of F&M Trust is in Franklin County and western Cumberland County, Pennsylvania. The majority of the Bank's loan and deposit customers are in Franklin County. There are many commercial bank competitors in this region, in addition to credit unions, savings and loan associations, mortgage banks, brokerage firms and other competitors. The Bank competes with various strategies including customer service and convenience, a wide variety of products and services, and the pricing of loans and deposits. F&M Trust is the largest financial institution headquartered in Franklin County and had total assets of approximately $563.3 million on December 31, 2004.

Staff

        As of December 31, 2004, the Corporation and its banking subsidiary had 204 full-time equivalent employees. The officers of the Corporation are employees of the bank. Most employees participate in pension, profit sharing/bonus, and employee stock purchase plans and are provided with group life, health and major medical insurance. Management considers employee relations to be excellent.

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

        The Bank Holding Company Act prohibits the Corporation from acquiring direct or indirect control of more than 5% of the outstanding shares of any class of voting stock, or substantially all of the assets of, any bank, or from merging or consolidating with another bank holding company, without prior approval of the Federal Reserve Board. Additionally, the Bank Holding Company Act prohibits the Corporation from engaging in or from acquiring ownership or control of more than 5% of the outstanding shares of any class of voting stock of any company engaged in a non-banking business, unless such business is determined by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto. The types of businesses that are permissible for bank holding companies to own are specified by federal legislation; see discussion below.

        As a Pennsylvania bank holding company for purposes of the Pennsylvania Banking Code, the Corporation is also subject to regulation and examination by the Pennsylvania Department of Banking.

        The Bank is a state chartered bank that is not a member of the Federal Reserve System, and its deposits are insured (up to applicable limits) by the Federal Deposit Insurance Corporation (the "FDIC"). Accordingly, the Bank's primary federal regulator is the FDIC, and the Bank is subject to extensive regulation and examination by the FDIC and the Pennsylvania Department of Banking. The Bank is also subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. The Community Reinvestment Act requires the Bank to help meet the credit needs of the entire community where the Bank operates, including low and moderate-income neighborhoods. The Bank's rating under the Community Reinvestment Act, assigned by the FDIC pursuant to an examination of the Bank, is important in determining whether the bank may receive approval for, or utilize certain streamlined procedures in, applications to engage in new activities. Various consumer laws and regulations also affect the operations of the Bank. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

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

  Prompt Corrective Action Rules

        The federal banking agencies have regulations defining the levels at which an insured institution would be considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." The applicable federal bank regulator for a depository institution could, under certain circumstances, reclassify a "well-capitalized" institution as "adequately capitalized" or require an "adequately capitalized" or "undercapitalized" institution to comply with supervisory actions as if it were in the next lower category. Such a reclassification could be made if the regulatory agency determines that the institution is in an unsafe or unsound condition

(which could include unsatisfactory examination ratings). At December 31, 2004, the Corporation and the Bank each satisfied the criteria to be classified as "well capitalized" within the meaning of applicable regulations.

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

        Under these policies and subject to the restrictions applicable to the Bank, the Bank could declare, during 2005, without prior regulatory approval, aggregate dividends of approximately $30.5 million, plus net profits earned to the date of such dividend declaration.

  FDIC Insurance Assessments

        The FDIC has implemented a risk-related premium schedule for all insured depository institutions that results in the assessment of premiums based on capital and supervisory measures. Under the risk-related premium schedule, the FDIC assigns, on a semiannual basis, each depository institution to one of three capital groups (well-capitalized, adequately capitalized or undercapitalized) and further assigns such institution to one of three subgroups within a capital group. The institution's subgroup assignment is based upon the FDIC's judgment of the institution's strength in light of supervisory evaluations, including examination reports, statistical analyses and other information relevant to measuring the risk posed by the institution. Only institutions with a total capital to risk-adjusted assets ratio of 10% or greater, a Tier 1 capital to risk-based assets ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater, are assigned to the well-capitalized group. As of December 31, 2004, the Bank was well capitalized for purposes of calculating insurance assessments.

        The Bank Insurance Fund is presently fully funded at more than the minimum amount required by law. Accordingly, the 2005 Bank Insurance Fund assessment rates range from zero for those institutions with the least risk, to $0.27 for every $100 of insured deposits for institutions deemed to have the highest risk. The Bank is in the category of institutions that presently pay nothing for deposit insurance. The FDIC adjusts the rates every six months.

        While the Bank presently pays no premiums for deposit insurance, it is subject to assessments to pay the interest on Financing Corporation bonds. The Financing Corporation was created by Congress to issue bonds to finance the resolution of failed thrift institutions. Commercial banks and thrifts are subject to the same assessment for Financing Corporation bonds. The FDIC sets the Financing Corporation assessment rate every quarter. The Financing Corporation assessment for the Bank (and all other banks) for the first quarter of 2005 is an annual rate of $.0144 for each $100 of deposits.

  New Legislation

        No significant legislation in the financial services area was enacted in 2004. The Gramm-Leach-Bliley Act, enacted in 1999, changed certain banking laws that had been in effect since the early part of the 20th century. The most radical changes were that the separation between banking and the securities businesses mandated by the Glass-Steagall Act was removed, and the provisions of any state law that prohibits affiliation between banking and insurance entities were preempted. The provisions of federal law that preclude banking entities from engaging in non-financially related activities, such as manufacturing, were not changed. The Gramm-Leach-Bliley Act also contained a number of additional provisions, including the Right to Financial Privacy Act that directly affects banks and their customers.

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

        The Fair and Accurate Credit Transaction Act was adopted in 2003. It extends and expands upon provisions in the Fair Credit Reporting Act, affecting the reporting of delinquent payments by customers and denials of credit applications. The revised act imposes additional record keeping, reporting, and customer disclosure requirements on all financial institutions, including the Bank. Also in late 2003, the Check 21 Act was adopted. This Act affects the way checks can be processed in the banking system, allowing payments to be converted to electronic transfers rather than processed as traditional paper checks.

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

Item 2. Properties

        The Corporation's headquarters is located in the main office of F&M Trust at 20 South Main Street, Chambersburg, Pennsylvania. This location also houses a community banking office as well as operational support services for the bank. The Corporation currently owns one building that is no longer used for bank operations and land that was purchased for a community banking office, but will not be used for that purpose. Both of these properties are now listed for sale with a local realtor. F&M Trust opened its sixteenth community banking office in a leased facility in March 2004.

        The Corporation owns or leases twenty-five properties in Franklin (19) and Cumberland (6) Counties, Pennsylvania as described below:

Property	Owned	Leased
Community Banking Offices	11	5
Remote ATM Sites	1	3
Other Properties	3	2

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

        The range of high and low bid prices is shown below for the years 2004 and 2003, as well as cash dividends paid for those periods. The bid quotations reflect interdealer quotations, do not include retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions. The closing price of Franklin Financial Services Corporation common stock recorded from an actual transaction on December 31, 2004, was $27.25. The Corporation had 1,949 shareholders of record as of December 31, 2004.

Market and Dividend Information
Bid Price Range Per Share

	2004			2003
(Dollars per share)	High	Low	Dividends Declared	High	Low	Dividends Declared
First quarter	$27.60	$26.80	$0.21	$21.76	$21.08	$0.19
Second quarter	27.60	25.25	0.21	23.60	21.56	0.21
Third quarter	25.25	23.30	0.23	25.40	24.08	0.21
Fourth quarter	27.75	24.85	0.23	27.20	25.20	0.21

			$0.88			$0.82

        Per share information has been adjusted retroactively to reflect all stock splits and dividends.

        The information related to equity compensation plans is incorporated by reference to the materials set forth under the heading "Equity Compensation Plan Information" on Page 24 of the Corporation's Proxy Statement for the 2005 Annual Meeting of Shareholders. There were no purchases of issuer equity securities in the fourth quarter of 2004.

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

Annual Meeting:

        The Annual Shareholders' Meeting will be held on Tuesday, April 26, 2005, at the Lighthouse Restaurant, 4301 Philadelphia Avenue, Chambersburg, Pennsylvania. The Business Meeting will begin at 10:30 a.m. followed by a luncheon.

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

Registrar and Transfer Agent:

        The registrar and transfer agent for Franklin Financial Services Corporation is Fulton Bank, P.O. Box 4887, Lancaster, PA 17604.

Item 6. Selected Financial Data

Summary of Selected Financial Data

	2004	2003	2002	2001	2000
	(Dollars in thousands, except per share)
Summary of operations
Interest income	$24,809	$24,884	$27,388	$31,296	$32,446
Interest expense	8,819	9,057	11,801	15,773	17,916

Net interest income	15,990	15,827	15,587	15,523	14,530
Provision for loan losses	880	1,695	1,190	1,480	753

Net interest income after provision for loan losses	15,110	14,132	14,397	14,043	13,777
Noninterest income	7,093	7,740	5,903	5,690	5,051
Noninterest expense	15,996	14,659	13,531	12,851	12,715

Income before income taxes	6,207	7,213	6,769	6,882	6,113
Income tax	1,015	1,373	1,196	1,288	1,106

Net income	$5,192	$5,840	$5,573	$5,594	$5,007

Per common share
Basic earnings per share	$1.54	$1.74	$1.66	$1.67	$1.48
Diluted earnings per share	1.54	1.74	1.66	1.64	1.45
Regular cash dividends paid	0.88	0.82	0.75	0.69	0.61
Special cash dividends paid	—	—	0.20	—	—
Balance sheet data (end of year)
Total assets	$563,268	$549,702	$532,357	$498,847	$465,985
Loans, net	343,130	330,196	316,756	300,123	297,307
Deposits	399,896	372,431	371,887	354,043	357,209
Long-term debt	52,359	56,467	59,609	50,362	29,477
Shareholders' equity	54,643	51,858	47,228	45,265	43,201
Performance yardsticks
Return on average assets	0.93%	1.09%	1.07%	1.14%	1.10%
Return on average equity	9.77%	11.80%	12.04%	12.51%	12.56%
Dividend payout ratio	56.82%	46.87%	57.31%	41.95%	42.18%
Average equity to average asset ratio	9.47%	9.25%	8.85%	9.10%	8.77%
Trust assets under management	$410,491	$337,796	$351,970	$375,188	$405,995

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

        The analysis has two components, specific and general allocations. Collateral values discounted for market conditions and selling costs are used to establish specific allocations. The Bank's historical loan loss experience, loan administration factors, delinquency rates and general economic conditions are used to establish general allocations for the remainder of the portfolio. The analysis produces a low to high range for the adequacy of the allowance. At December 31, 2004, the low range for the allowance for loan losses was $3.0 million while the high range was $5.0 million. The allowance for loan losses totaled $4.9 million at December 31, 2004.

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

        At December 31, 2004, the fair value of the servicing rights was $1.3 million. The amortized cost of the rights was $1.7 million, with a valuation allowance of ($358 thousand). The valuation allowance reflects the impairment charges, net of reversals, recognized over time. The servicing rights had an amortized cost of $1.4 million on December 31, 2003, with a valuation allowance of ($355 thousand).

        In determining the fair value at December 31, 2004, the Bank used a weighted-average discount rate of 5.94% and a weighted-average constant prepayment speed of 15.5%. If different assumptions were made for these factors, the fair value of the rights could be significantly different. The impact of changing these assumptions is shown below:

Factor	Change	Change in Fair Value (000's)
Weighted-average discount rate	+1% (1)%	$ $	163 (544)
Weighted-average prepayment speed	+20% (20)%	$ $	(118 126)

        The changes in the fair value were calculated by changing one variable of the December 31, 2004 calculation and holding all others constant. The Bank believes the assumptions used in calculating the fair value of the mortgage servicing rights on December 31, 2004, are reasonable.

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

        The interest rate swaps are recorded on the balance sheet as an asset or liability at fair value. To the extent the swaps are effective in accomplishing their objectives, changes in the fair value are recorded in other comprehensive income. To the extent the swaps are not effective, changes in fair value are recorded in interest expense. Cash flow hedges are determined to be highly effective when the Bank achieves offsetting changes in the cash flows of the risk being hedged. The Bank measures the effectiveness of the hedges on a quarterly basis and it has determined the hedges are highly effective. Fair value is heavily dependent upon the market's expectations for interest rates over the remaining term of the swaps. For example, at December 31, 2004, outstanding interest rate swaps were valued at negative $595 thousand. If the implied overall rate inherent in the computation was increased by 100 basis points, the value of the swaps would improve to negative $288 thousand.

        Temporary Investment Impairment—Investment securities are written down to their net realizable value when there is an impairment in value that is considered to be "other than temporary." The determination of whether or not other than temporary impairment exists is a matter of judgement. Management reviews investment securities regularly for possible impairment that is "other than temporary" by analyzing the facts and circumstances of each investment and the expectations for that investment's performance. "Other than temporary" impairment in the value of an investment may be indicated by the length of time and the extent to which market value has been less than cost; the financial condition and near term prospects of the issuer; or the intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value.

        Stock-based Compensation—The Corporation has two stock compensation plans in place consisting of an Employee Stock Purchase Plan (ESPP) and an Incentive Stock Option Plan (ISOP).

        The Corporation follows the disclosure requirements of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation expense for the ESPP or the ISOP has been recognized in the financial statements of the Corporation. If compensation cost of the plans had been recognized, net income for 2004 would have been reduced by $73 thousand from $5.2 million to $5.1 million. Consequently, basic earnings per share would have fallen to $1.52 from $1.54.

        The Corporation calculates the compensation cost of the options by using the Black-Scholes method to determine the fair value of the options granted. In calculating the fair value of the options, the Corporation makes assumptions regarding the risk-free rate of return, the expected volatility of the Corporation's common stock and the expected life of the option. These assumptions are made independently for the ESPP and the ISOP and if changed would impact the compensation cost of the options and the pro-forma impact to net income. Management will begin recognizing expense associated with such plans beginning in the third quarter of 2005 in accordance with Statement of Financial Accounting Standard No. 123(R) "Share-Based Payment".

Results of Operations: Management's Overview

        The following discussion and analysis is intended to assist the reader in reviewing the financial information presented and should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein. Per share amounts for all periods have been adjusted for a 5 for 4 stock split issued in the form of a 25% stock dividend. The Board of Directors approved the split on April 8, 2004 and it was distributed on June 28, 2004 to shareholders of record on June 14, 2004.

        Franklin Financial Services Corporation reported net income of $5.2 million in 2004 and diluted earnings per common share of $1.54, a decrease from 2003 net income of $5.8 million and diluted earnings per common share of $1.74. In 2002, the Corporation reported net income of $5.6 million and diluted earnings per common share of $1.66. The return on average assets (ROA) for 2004 was .93% compared with 1.09% in 2003 and 1.07% for 2002. The return on average shareholders' equity (ROE) fell to 9.77% in 2004 from 11.80% in 2003 and 12.04% in 2002. The decline in ROE can be attributed to the fact that the Corporation's equity position continues to grow at a faster pace than net income

        Net interest income on a tax-equivalent basis was $17.3 million in 2004. This compares to $17.1 million in 2003 and $16.9 million in 2002. While the Corporation has experienced an increase in net interest income from the growth in earning assets during this period, the low interest rate environment has offset nearly all of this increase. As a result net interest income has remained relatively flat during this three-year period.

        The provision for loan losses was $880 thousand in 2004. This is a substantial decrease from $1.7 million in 2003 and $1.2 million in 2002. An improvement in credit quality is partially responsible for the decrease in the provision expense from year-to-year.

        Noninterest income for 2004 was $7.1 million. This compares to $7.7 million in 2003 and $5.9 million in 2002. Investment and Trust Services provided fee income of $2.6 million in 2004, an increase of $170 thousand from the prior year as a result of assets under management increasing to $410.5 million at year-end 2004 from $337.8 million the prior year. Service charges and fees also showed an increase during 2004 as the Bank continues to add fee based services that provide value to the consumer. Offsetting these increases were a decrease in mortgage banking fees, a loss from the Corporation's investment in a joint venture mortgage banking company and fewer securities gains in

2004. In addition, the Corporation recognized nonrecurring income of $308 thousand in 2003 that was not present in 2004.

        Noninterest expense was $16.0 million for 2004, $14.7 million for 2003 and $13.5 million for 2002. Salaries and employee benefits have been the primary driver of the increases in this category over the past three years. Much of the increase in salaries and benefits over these periods is the result of adding new community offices. In the past twenty-four months, the Corporation has opened three new community offices and relocated one office. This expansion continues the Corporation's effort to provide better service to its existing customers and to acquire new customers throughout its market area.

        Total assets of the Corporation were $563.3 million at December 31, 2004 compared to $549.7 million at December 31, 2003. The growth in assets was primarily the result of increases in net loans and investments. Loan growth was experienced in both the commercial and consumer loan categories. The growth in commercial loans was fueled primarily by purchased commercial loan participations. A home equity loan sale held during the spring and summer of 2004 was responsible for most of the growth in the consumer loan portfolio. The mortgage loan portfolio decreased during 2004 despite settling approximately $60 million of new mortgage loans to be held in portfolio, many of which were refinanced existing mortgages. In addition to the normal sales of fixed rate mortgage loan production, the Bank sold approximately $12 million of mortgages that were previously held as portfolio loans. These sales were done as part of the Bank's asset-liability management strategy in anticipation of a rising rate environment. The bank also continues to provide wholesale funding for a mortgage banking company in which it is an investor. These loans are reported as loans available for sale and are normally sold within 30 days of funding.

        Total deposits increased to $399.9 million at December 31, 2004 from $372.4 million at December 31, 2003. The Bank experienced growth in all deposit categories, particularly in low-cost core deposit balances. Time deposit balances grew during 2004 reversing a several year trend of declining balances. Time deposits reported growth in both balances outstanding and the number of open accounts. The growth in time deposits is due to Management's decision to price time deposits more competitively during 2004. Deposits continue to be the Bank's primary source of funding. However, the Bank also depends on other sources such as Securities sold under agreements to repurchase and borrowings from the Federal Home Loan Bank of Pittsburgh (FHLB).

        A more detailed discussion of the areas that had the greatest impact on reported results follows.

Net Interest Income

        The most important source of the Corporation's earnings is net interest income which is defined as the difference between income on interest-earning assets and the expense of interest-bearing liabilities supporting those assets. Principal categories of interest-earning assets are loans and securities, while deposits, securities sold under agreements to repurchase (Repos), short-term borrowings and long-term debt are the principal categories of interest-bearing liabilities. For the purpose of this discussion, net interest income is adjusted for a fully taxable-equivalent basis (refer to Table 1). This adjustment facilitates performance comparisons between taxable and tax-free assets by increasing the tax-free income by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the Corporation's 34% Federal statutory rate. The components of net interest income are detailed in Tables 1, 2 and 3.

  2004 versus 2003:

        Net interest income on a tax equivalent basis for 2004 was $17.3 million, an increase of $179 thousand over the $17.1 million earned in 2003. Average interest-earning assets (up $23.9 million) and average interest bearing liabilities (up $15.8 million) both reported increases for 2004 as compared to 2003. However, interest income remained flat at $26.1 million for both 2004 and 2003. Interest expense decreased slightly, falling from $9.1 million in 2003 to $8.8 million in 2004. Even though interest rates started to rise during 2004, the overall low rate environment continued to impact the asset side of the balance sheet more than the liability side of the balance sheet. The yield on earning assets fell from 5.28% to 5.03% from 2003 to 2004. The decrease in interest income from the lower yield more than offset any increases in interest income the Corporation recognized from the growth in earning assets. The cost of interest-bearing liabilities was 2.01% in 2004, down from 2.14% in 2003. The lower cost of interest-bearing liabilities, coupled with a change in the mix of these liabilities, primarily a reduction in long-term debt, helped reduce interest expense during 2004. These factors contributed to the decrease in the net interest margin from 3.45% in 2003 to 3.33% in 2004. The Corporation's net interest income continues to be burdened by the interest expense associated with several interest rate swaps that were purchased in 2001 to protect against rising interest rates. The swaps increased interest expense by $638 thousand in 2004 and $781 thousand in 2003.

  2003 versus 2002:

        Net interest income recorded an increase of $199 thousand to $17.1 million in 2003 compared with $16.9 million in 2002. Interest income for 2003 decreased $2.6 million to $26.1 million compared with $28.7 million for 2002 while interest expense decreased $2.7 million to $9.1 million in 2003 versus $11.8 million in 2002. Average earning assets grew $10.4 million to $494.7 million in 2003 from $484.3 million in 2002. Because the Corporation was positioned for rising rates and was asset sensitive throughout the year, the low interest rate environment acted to slow the growth of net interest income in 2003. In addition, interest expense related to swaps purchased in 2001 to hedge against rising interest rates added $781 thousand in 2003 versus $655 thousand in 2002 to interest expense.

Table 1. Net Interest Income

        Net interest income, defined as interest income less interest expense, is shown in the following table:

	2004	% Change	2003	% Change	2002	% Change
	(Dollars in thousands)
Interest income	$24,809	-0.30%	$24,884	-9.14%	$27,388	-12.49%
Interest expense	8,819	-2.63%	9,057	-23.25%	11,801	-25.18%

Net interest income	15,990	1.03%	15,827	1.54%	15,587	0.41%
Tax equivalent adjustment	1,277		1,261		1,302

Net interest income/fully taxable equivalent	$17,267	1.05%	$17,088	1.18%	$16,889	0.34%

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

	2004 Compared to 2003 Increase (Decrease) due to:			2003 Compared to 2002 Increase (Decrease) due to:
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest earned on:
Interest-bearing obligations in other banks and Federal funds sold	$11	$29	$40	$(68)	$(62)	$(130)
Investment securities
Taxable	(58)	177	119	(81)	(898)	(979)
Nontaxable	189	(27)	162	64	(66)	(2)
Loans	1,313	(1,693)	(380)	1,120	(2,554)	(1,434)

Total net change in interest income	$1,455	$(1,514)	$(59)	$1,035	$(3,580)	$(2,545)

Interest expense on:
Interest-bearing checking	28	(36)	(8)	53	(67)	(14)
Money market deposit accounts	(84)	180	96	(175)	(349)	(524)
Savings accounts	30	(44)	(14)	81	(309)	(228)
Time deposits	(38)	(260)	(298)	(185)	(1,507)	(1,692)
Securities sold under agreements to repurchase	22	103	125	(88)	(254)	(342)
Short-term borrowings	167	4	171	23	(1)	22
Long-term debt	(306)	(4)	(310)	79	(45)	34

Total net change in interest expense	(181)	(57)	(238)	(212)	(2,532)	(2,744)

Increase (decrease) in interest income	$1,636	$(1,457)	$179	$1,247	$(1,048)	$199

        Nonaccruing loans are included in the loan balances. All nontaxable interest income has been adjusted to a tax-equivalent basis, using a tax rate of 34%.

Table 3. Analysis of Net Interest Income

	2004			2003			2002
	Average balance	Income or expense	Average yield/rate	Average balance	Income or expense	Average yield/rate	Average balance	Income or expense	Average yield/rate
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing obligations of other banks and federal funds sold	$7,645	$110	1.44%	$6,661	$70	1.05%	$11,674	$200	1.72%
Investment securities
Taxable	121,486	3,571	2.94%	123,549	3,452	2.79%	125,898	4,431	3.52%
Nontaxable	35,841	2,505	6.99%	33,143	2,343	7.07%	32,245	2,345	7.27%
Loans held for sale	13,611	344	2.53%	388	10	2.58%	—	—	—
Loans, net of unearned discount	340,027	19,556	5.75%	330,976	20,270	6.12%	314,528	21,714	6.90%

Total interest-earning assets	518,610	26,086	5.03%	494,717	26,145	5.28%	484,345	28,690	5.92%

Other assets	42,640			40,135			38,777

Total assets	$561,250			$534,852			$523,122

Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$72,118	$222	0.31%	$63,692	$230	0.36%	$51,047	$244	0.48%
Money market deposit accounts	83,911	1,474	1.76%	89,139	1,378	1.55%	98,871	1,902	1.92%
Savings	54,782	263	0.48%	49,115	277	0.56%	41,416	505	1.22%
Time	114,431	3,125	2.73%	115,739	3,423	2.96%	120,247	5,115	4.25%

Total interest-bearing deposits	325,242	5,084	1.56%	317,685	5,308	1.67%	311,581	7,766	2.49%

Securities sold under agreements to repurchase	44,805	475	1.06%	42,226	350	0.83%	49,208	692	1.41%
Short term borrowings	13,327	199	1.49%	2,124	28	1.32%	378	6	1.53%
Long term debt	55,218	3,061	5.54%	60,744	3,371	5.55%	59,320	3,337	5.63%

Total interest-bearing liabilities	438,592	8,819	2.01%	422,779	9,057	2.14%	420,487	11,801	2.81%

Noninterest-bearing deposits	63,750			56,588			51,354
Other liabilities	5,740			6,010			4,978
Shareholders' equity	53,168			49,475			46,303

Total liabilities and shareholders' equity	$561,250			$534,852			$523,122

Net interest income/Net interest margin		17,267	3.33%		17,088	3.45%		16,889	3.49%

Tax equivalent adjustment		(1,277)			(1,261)			(1,302)

Net interest income		$15,990			$15,827			$15,587

        All amounts have been adjusted to a tax-equivalent basis using a tax rate of 34%

        Nonaccruing loans are included in the loan balance.

Provision for Loan Losses

        The provision for loan losses charged against earnings in 2004 was $880 thousand versus $1.7 million and $1.2 million in 2003 and 2002, respectively. The Corporation ended the year in a net recovery position of approximately $256 thousand versus a net charge-off position of $2.3 million and $936 thousand in 2003 and 2002, respectively. Management performs a monthly analysis of the loan portfolio considering current economic conditions and other relevant factors to determine the adequacy of the allowance for loan losses. For more information, refer to the asset quality discussion and Tables 11, 12 and 13.

Noninterest Income and Expense

        Noninterest income, excluding securities gains, decreased $425 thousand, or 5.9%, in 2004 to $6.8 million from $7.3 million in 2003. A significant decrease in the volume of mortgage banking activities and its related fee income plus a significant decrease in other income were the primary contributors to lower noninterest income in 2004. Despite the negative impact of these two areas, other areas had a positive impact on noninterest income. Investment and trust services fees grew $170 thousand, or 6.9%, to $2.6 million in 2004 versus $2.5 million in 2003. Service charges and fee income grew $294 thousand, or 10.3%, to $3.2 million in 2004 versus $2.9 million in 2003.

        In 2004, the Corporation experienced a significant reduction in its mortgage volume compared to the previous year. Higher interest rates, competition and the local economy all played a factor in the decrease in mortgage activity during the year. Other income decreased $580 thousand in 2004 versus 2003. Two nonrecurring items in 2003 that totaled approximately $308 thousand certainly contributed to this decrease. A sale of real estate and the settlement of a litigation claim involving an investment security were responsible for the nonrecurring income in 2003. A 22.0% increase in the market value of trust assets and new business booked contributed to the higher investment and trust service fee income in 2004. Higher fee income related to consumer banking conveniences such as ATMs, debit cards, wire transfers and overdraft protection were primarily responsible for the growth in service charges and fees. The Bank owns 25% of a mortgage banking company that it accounts for using the equity method of accounting. This investment resulted in the bank recording a $348 thousand dollar loss as part of noninterest income. However, this loss was partially offset by fee income of $114 thousand and an increase to net interest income of $189 thousand from services provided to the mortgage banking company by the bank. Gains realized from the Corporation's bank equities portfolio totaled $266 thousand in 2004 compared with $488 thousand in 2003.

        Noninterest expense increased $1.2 million, or 9.1%, to $15.9 million in 2004 from $14.7 million in 2003. The largest increase in noninterest expense occurred in salaries and benefits. Expense growth in this area amounted to $943 thousand with half of the expense related to salaries and half to benefits. During the year, the Bank recorded a full year of salary and benefit expense related to the opening of two new community office locations in the first and second quarters of 2003. Health insurance, pension costs and 401-(k) matching costs increased approximately $226 thousand in 2004 versus 2003. The Corporation maintains a defined-benefit pension plan in addition to matching up to 4% of participating employees' salaries in a 401(k) plan. Net occupancy expense increased $131 thousand, or 13.1%, to $1.1 million in 2004 versus $999 thousand for 2003. Similarly, furniture and equipment expense recorded an increase of $72 thousand, or 10.6%, to $754 thousand for 2004 versus $682 thousand in 2003. Both of these increases are related to a full year of expense related to two new community offices opened in 2003 and a relocation of a community office to a new facility. Legal and professional fees increased $102 thousand, or 16.8%, to $709 thousand in 2004 from $607 thousand in 2003. The majority of this increase is directly related to costs associated with compliance regarding the new Sarbanes-Oxley Section 404 implementation. The Corporation met the criteria for accelerated filing in 2004 and must be in compliance for 2004.

        In the fourth quarter of 2003, your company joined with American Home Bank and R. Daniel Lindley, formerly President of the Mid-Atlantic Division of RBC Mortgage Company, to form Ameribanq Mortgage Group, LLC (AMG). Under Mr. Lindley's management, the Mid-Atlantic Division of RBC Mortgage Company, a subsidiary of Royal Bank of Canada, closed $750 million of residential mortgage originations in 2002 and more than $800 million during the first nine months of 2003.

        F&M Trust holds a 25% ownership position in AMG. This new mortgage company began offering residential mortgage loans through 22 locations, primarily in Virginia and Maryland, in November 2003. Early in 2004, Ameribanq management encountered extended difficulties in loan processing, closing, and secondary market operations, which continued throughout most of the year resulting in a loss of $1.4 million. As described above, the financial impact to F&M Trust in 2004 was a net loss of $45 thousand.

        In early 2005, Lindley provided written notice requiring the liquidation of AMG within 90 days. Subsequently, AMG ceased accepting mortgage applications. The existing pipeline of mortgage loans is being liquidated. Negotiations among the owners relative to the ultimate disposition of the legal entity as well as certain other assets are ongoing as of the date of this filing.

2003 versus 2002:

        Noninterest income, excluding securities gains, increased 32.5% over 2002 to $7.3 million in 2003 from $5.5 in 2002. Growth in service charges and fees was $505 thousand, or 21.0%, for a total of $2.9 million in 2003 and was primarily attributable to retail overdrafts and ATM, debit card and point-of-sale fee-based transactions. Fee income from mortgage banking activities increased $802 thousand to $992 thousand in 2003 from $190 thousand in 2002. Very robust mortgage refinancing activity in 2003 and subsequent sales of the mortgages originated on the secondary market were primarily responsible for this increase. Other income increased by $313 thousand to $398 thousand compared to $85 thousand in 2002. Settlements from claims related to assets of the Bank were the factors behind the increase in other income. The Corporation generated securities gains from its equities portfolio of $488 thousand in 2003 compared to $430 thousand in 2002.

        Noninterest expense grew $1.2 million, or 8.3%, to $14.7 million in 2003 compared to $13.5 million in 2002. Pension and health insurance expense, which increased $275 thousand and $55 thousand, respectively, were the two largest contributors to the increase in noninterest expense. Additions to staff related to the opening of two new community offices and the related occupancy expense also added to noninterest expense in 2003. Another item contributing to the increase in noninterest expense was a new scholarship program established by the Bank and funded with $100 thousand. This scholarship is to assist with the costs of higher education for employees' children.

Provision for Income Taxes

        Federal income tax expense equaled $1.0 million in 2004 versus $1.4 million and $1.2 million in 2003 and 2002, respectively. The Corporation's effective tax rate for the years ended December 31, 2004, 2003 and 2002 was 16.4%, 19.0% and 17.7%, respectively. Lower pretax earnings in relation to a higher level of tax-free income in 2004 were primarily responsible for the lower effective tax rate in 2004. Tax-free income for the Bank is primarily related to tax-free investments, tax-free loans and earnings on bank owned life insurance. In addition, the Corporation continues to recognize a tax credit related to a low-income housing project. For a more comprehensive analysis of Federal income tax expense refer to Note 11 of the accompanying financial statements.

Financial Condition

        One method of evaluating the Corporation's condition is in terms of its sources and uses of funds. Assets represent uses of funds while liabilities represent sources of funds. At December 31, 2004, total assets reached $563.3 million, an increase of $13.6 million, or 2.5% compared to $549.7 million at December 31, 2003. Table 3 presents average balances of the Corporation's assets and liabilities over a three-year period. The following discussion on financial condition will reference the average balance sheet in Table 3 unless otherwise noted.

  Investment Securities:

        The Corporation invests in both taxable and tax-free securities as part of its investment strategy. All securities were classified as available for sale at December 31, 2004 and 2003. In 2004, investment securities averaged $157.3 million versus $156.7 million in 2003. Taxable securities averaged $121.5 million and accounted for 77% of the investment portfolio while tax-free securities averaged $35.8 million and accounted for 23% of the portfolio. In 2003 the mix of the investment portfolio was 79% taxable and 21% tax-free. Additional tax-free securities were purchased during 2004 to help reduce the negative impact of a match funded commercial loan transaction that was broken. The mix of taxable and tax-free securities is determined by the Bank's Investment Committee and is part of an overall asset-liability strategy.

        In December 2002, the Corporation purchased a $2.7 million subordinated convertible debenture from American Home Bank, NA. The Corporation converted this debenture to equity during the second quarter of 2004. This transaction increased its ownership position to 21.6%. The investment portfolio is comprised of investment grade securities with the exception of two non-rated securities with a book value of $580 thousand and two below investment grade securities with a book value of $1.2 million. Management reviews the composition of the investment portfolio on a regular basis.

        In those instances whereby Management had identified securities which reflected unrealized losses, a systematic methodology was applied in order to perform an assessment of the potential for "other-than-temporary" impairment. The aggregate portfolio of $163 million included $68 million of investment securities with unrealized losses totaling $580 thousand. Of that amount, $39 million of securities, with an unrealized loss of $424 thousand, had been impaired for a period exceeding one year. Management believes that these unrealized losses were entirely attributable to changes in interest rates in periods subsequent to the acquisition of the specific securities, and did not reflect any deterioration of the credit worthiness of the issuing entities. Generally those securities with unrealized losses included in the portfolio are debt securities of investment grade. In all cases, it was determined that investments that were to be considered for "other-than-temporary" impairment: (1) had a specified maturity or repricing date; (2) were generally expected to be redeemed at par, and (3) were expected to achieve a recovery in market value within a reasonable period of time. Consequently, the impairments identified and subjected to the assessment were deemed to be temporary and required no further adjustment to the financial statements.

Table 4. Investment Securities at Amortized Cost

        The following tables present amortized costs of investment securities by type at December 31 for the past three years:

	2004	2003	2002
	(Dollars in thousands)
Equity Securities	$4,167	$3,307	$3,337
U.S. Treasury securities and obligations of U.S. Government agencies	51,605	19,556	19,823
Obligations of state and political subdivisions	38,869	34,460	35,442
Corporate debt securities	12,974	22,007	25,890
Mortgage-backed securities	29,892	33,916	24,018
Asset backed securities	21,261	36,142	51,110

	$158,768	$149,388	$159,620

Table 5. Maturity Distribution of Investment Portfolio

        The following presents an analysis of investment securities at December 31, 2004 by maturity, and the weighted average yield for each maturity presented. The yields presented in this table are presented on a tax-equivalent basis and have been calculated using the amortized cost.

	One year or less		After one year through five years		After five years through ten years		After ten years		Total
	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield
	(Dollars in thousands)
Available for Sale
U.S. Treasury securities & obligations of U.S. Government agencies	$16,069	2.28%	$32,625	3.04%	$1,037	2.94%	$1,628	3.08%	$51,359	2.80%
Obligations of state & political subdivisions	922	7.11%	1,335	6.78%	7,156	7.28%	32,104	7.54%	41,517	7.46%
Corporate debt securities	2,011	4.22%	3,237	5.79%	1,167	6.29%	7,054	3.49%	13,469	4.39%
Mortgage-backed securities	—		6,748	3.55%	11,365	3.67%	11,727	3.05%	29,840	3.40%
Asset-backed securities	297	1.00%	7,177	3.21%	11,909	2.98%	1,978	1.88%	21,361	2.91%
Equity securities	—	—	—	—	—		5,113	2.21%	5,113	2.21%

	$19,299	2.69%	$51,122	3.40%	$32,634	4.28%	$59,604	5.22%	$162,659	4.16%

  Loans:

        Total portfolio loans averaged $340.0 million in 2004 versus $331.1 million in 2003, an increase of 2.7%. As reflected in Table 6, growth in the loan portfolio came from the commercial and consumer loan categories, while residential mortgage loans showed a decrease.

Table 6. Loan Portfolio

        The following table presents an analysis of the Bank's loan portfolio for each of the past five years:

	December 31
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Real estate (primarily first mortgage residential loans)	$92,703	$105,517	$99,104	$88,019	$102,771
Real estate — construction	3,968	4,244	2,886	2,899	1,909
Commercial, industrial and agricultural	183,028	165,936	163,618	153,362	134,413
Consumer (including home equity lines of credit)	68,317	58,249	55,453	59,894	62,081

Total loans	348,016	333,946	321,061	304,174	301,174

Less: Allowance for loan losses	(4,886)	(3,750)	(4,305)	(4,051)	(3,867)

Net loans	$343,130	$330,196	$316,756	$300,123	$297,307

        Residential mortgage loans at December 31, 2004 totaled $92.7 million, a decrease of $12.8 million or 12.1%, from December 31, 2003. During 2004, residential mortgage lending slowed in comparison to previous years. The Bank closed approximately $60 million of residential mortgages in 2004 to be held in the portfolio. This compares to closings of $91.2 million in 2003, which was a record year for closings. The low interest rate environment that has existed for several years caused many consumers to obtain purchase money mortgages or refinance existing mortgages prior to 2004. As a result, the demand for mortgages was down in 2004. The majority of residential mortgages closed during 2004 were fixed rate mortgages that were subsequently sold to Federal National Mortgage Association (FNMA). During 2004, $32.4 million of residential mortgage production was sold to FNMA. In addition the Bank sold approximately $12.0 million of fixed rate mortgages that were previously held as portfolio loans. These sales were done as part of the Bank's asset-liability management strategy to reduce the amount of fixed rate mortgages in anticipation of raising rates in 2005. The Bank expects the level of mortgage closings in 2005 to be below the 2004 level.

        Commercial, industrial and agricultural loans grew by $17.1 million, or 10.3% to $183.0 million at December 31, 2004 from $165.9 million at year-end 2003. The growth in commercial loans was fueled primarily by purchased commercial loan participations. Faced with ever increasing competition for commercial loans, the Bank has looked for new opportunities, such as loan participations, to grow the commercial loan portfolio. Approximately $15 million of commercial loan participations were purchased in 2004. Average commercial loans outstanding were $175.1 million in 2004 versus $163.3 million in 2003.

        Consumer loans outstanding recorded an increase of $10.1 million, or 17.3%, to $68.3 million at December 31, 2004 from $58.2 million at December 31, 2003. A home equity loan promotion held during the spring and summer of 2004 was responsible for most of the growth in the consumer loan portfolio. Home equity loan products continue to be popular and are expected to generate much of the consumer loan business in the future. Indirect consumer lending, primarily auto contracts, increased slightly during 2004, but continues to be a highly competitive business. Other direct consumer lending opportunities continued to slow in 2004 and are expected to remain slow. Average consumer loans outstanding for 2004 were $61.9 million compared to $56.3 million in 2003.

        The yield on the Bank's total loan portfolio fell to 5.75% in 2004 from 6.12% in 2003 and 6.90% in 2002. The low interest rate environment since 2001 has caused many existing loans to reprice and consumers to refinance from higher rate loans to lower rate loans. The Bank has recently undertaken a strategic initiative regarding loan pricing, which is anticipated to enhance the margin on commercial, consumer and residential mortgage loans.

Table 7. Maturities and Interest Rate Terms of Selected Loans

        Stated maturities (or earlier call dates) of selected loans as of December 31, 2004 are summarized in the table below. Residential mortgage and consumer loans are excluded from the presentation.

	Within one year	After one year but within five years	After five years	Total
	(Dollars in thousands)
Loans:
Real estate—construction	$3,968	$—	$—	$3,968
Commercial, industrial and agricultural	25,755	59,514	97,759	183,028

	$29,723	$59,514	$97,759	$186,996

        The following table shows the above loans which have predetermined interest rates and the loans which have variable interest rates at December 31, 2004:

	After one year but within five years	After five years
Loans with predetermined rates	$30,233	$54,755
Loans with variable rates	29,281	43,004

	$59,514	$97,759

  Deposits and Borrowings:

        The Corporation continues to rely on deposits as its primary source of funds. The Bank offers numerous deposit products through its community offices. Noninterest-bearing demand deposits averaged $63.8 million in 2004, 12.7% higher than the 2003 average of $56.6 million. Interest-bearing deposits grew from an average of $317.7 million in 2003 to $325.2 million in 2004, an increase of 2.4%. Interest-bearing checking accounts and savings account both recorded strong growth of 13.2% and 11.5%, respectively from 2003 to 2004. Average money market accounts decreased from $89.1 million in 2003 to $83.9 million in 2004. Average time deposits were relatively flat year over year, but did trend upward during 2004 and showed an increase of 5.5% from year end 2003 to year end 2004. Contributing to that increase was approximately $3 million of new time deposits opened at a new community office the Bank opened in 2004. The Bank's interest-bearing deposits had an average cost of 1.56% in 2004 versus 1.67% in 2003. The low interest rate environment has reduced the cost of these deposits each of the last three years. However, with an increase in interest rates during 2004, and a forecast for higher rates in 2005, it is expected that the cost of these deposits will be higher in 2005 than in 2004. Competition from other local financial institutions is a challenge for the Corporation in its efforts to attract new and retain existing deposit accounts and the competition is not expected to lessen in the future.

        In addition to deposit products, the Bank utilizes securities sold under repurchase agreements as a funding source. These accounts are part of a cash management product offered to commercial and municipal depositors and are a very attractive product within the Bank's market. These accounts had an average balance of $44.8 million in 2004, $2.6 million or 6.2% higher than the 2003 average of $42.2 million. The average cost of these accounts was 1.06% in 2004 versus .83% in 2003. In a higher interest rate environment, the cost of these accounts will increase.

        The Bank also uses short and long-term borrowings from the Federal Home Loan Bank of Pittsburgh (FHLB) to fund asset growth. Short-term borrowings are used to provide funding for mortgages held for sale generated by the Bank's mortgage banking joint venture. Additionally, short-term borrowings are used to fund the overnight funding needs of the Bank. These borrowings averaged $13.3 million in 2004 with an average cost of 1.49%. In 2003 these funds averaged $2.1 million with an average cost of 1.32%. These funds reprice on a daily basis and the interest rate fluctuates in line with short-term interest rates. The Bank also uses long-term debt from the FHLB on an as needed basis. The average long-term debt balance in 2004 was $55.2 million with an average cost of 5.54%. In 2003, the average balance was $60.7 million with an average cost of 5.55%. The decrease in long-term debt from 2003 to 2004 is the result of amortizing advances paying down and the maturity of term loans. The Bank has not taken any new long-term advances from the FHLB since 2001. The interest rates on the long-term debt are all fixed.

Table 8. Time Deposits of $100,000 or More

        The maturity of outstanding time deposits of $100,000 or more at December 31, 2004 is as follows:

Amount
(Dollars in thousands)
Maturity distribution:
Within three months	$4,705
Over three through six months	3,838
Over six through twelve months	3,015
Over twelve months	9,928

Total	$21,486

Table 9. Short-Term Borrowings and Securities Sold Under Agreements to Repurchase

	2004		2003		2002
	Short-Term Borrowings	Repurchase Agreements	Short-Term Borrowings	Repurchase Agreements	Short-Term Borrowings	Repurchase Agreements
	(Dollars in thousands)
Ending balance	$9,200	$41,808	$25,200	$38,311	$9,850	$37,978
Average balance	13,327	44,805	2,124	42,226	378	49,208
Maximum month-end balance	25,400	51,130	25,200	48,883	9,850	57,077
Weighted-average interest rate	1.49%	1.06%	1.32%	0.83%	1.53%	1.41%

        The short-term borrowings are primarily overnight borrowings from the Federal Home Loan Bank of Pittsburgh. These borrowings are used to fund the daily funding needs of the Bank. These borrowings reprice on a daily basis and the interest rate flucuates with short-term market interest rates.

        The Bank enters into sales of securities under agreements to repurchase as part of a cash management product offered to commercial customers. These are overnight borrowings by the Bank that are collateralized primarily with U.S. Government and U.S. Agency securities. These borrowing reprices weekly with an interest rate that is indexed to the federal funds rate.

  Shareholders' Equity:

        Shareholders' equity totaled $54.6 million at December 31, 2004, an increase of $2.7 million from $51.9 million at December 31, 2003. Higher retained earnings and an increase in accumulated other comprehensive income were the primary equity components contributing to the increase in Shareholders' Equity. Regular cash dividends per share declared by the Board of Directors in 2004 and 2003 totaled $.88 and $.82, respectively, an increase of 7.3%. In April 2004, the Board of Directors declared a 5 for 4 stock split in the form of a 25% stock dividend that was distributed on June 28, 2004. Reported cash dividends are adjusted to reflect this 25% stock dividend.

        On September 9, 2004, the Board of Directors authorized the repurchase of up to 75,000 shares of its $1.00 par value common stock. The purchases are authorized to be made from time to time during the next twelve months in open market or privately negotiated transactions. The repurchased shares will be held as treasury shares available for issuance in connection with future stock dividends and stock splits, employee benefit plans, executive compensation plans, the Dividend Reinvestment Plan and other appropriate corporate purposes. No shares were repurchased in 2004 under this program.

        On March 6, 2003, the Board of Directors authorized the repurchase of up to 50,000 shares of the Corporation's common stock over a twelve-month period ending in March 2004. No shares were repurchased in 2003 or 2004 under this program.

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

        Total capital is composed of Tier 1 capital plus the allowable portion of the allowance for loan losses. Table 10 presents the capital ratios for the consolidated Corporation at December 31, 2004, 2003 and 2002. At year-end 2004, the Corporation and its banking subsidiary exceeded all regulatory capital requirements. For additional information on capital adequacy refer to Note 2 of the accompanying financial statements.

Table 10. Capital Ratios

	December 31
	2004	2003	2002
Risk-based ratios
Tier 1	13.41%	12.96%	11.86%
Total capital	14.74%	14.03%	13.00%
Leverage Ratio	9.14%	9.15%	8.68%

  Local Economy:

        Economic conditions in the Corporation's market area were stable in 2004 and showing signs that education and health services employment sectors were poised to overtake the manufacturing sector in the job count. The unemployment rate in Franklin County, the Corporation's primary market, grew to 3.6% in December 2004 from 3.1% in December 2003. Despite the increase in the county's unemployment rate, it still ranks among the lowest in the state. Cumberland County, the Corporation's secondary market, was the lowest of 67 Pennsylvania counties at 3.0% unemployment. State and U.S. unemployment rates for December 2004 were 5.6% and 5.4%, respectively. Although Franklin County essentially has full employment, there continues to be challenges with under-employment. Another area of concern for the local economy is the outcome of the Federal government's 2005 Base Realignment and Closure Commission (BRAC) analysis. Letterkenny Army Depot is one of the county's largest employers, a primary economic driver and a provider of higher-paying government jobs. In the 1995 BRAC analysis, Letterkenny and the county fought their own battle. This time Pennsylvania politicians have joined forces to protect all of the state's military installations and have allocated $1.25 million to the fight. In November 2005 Congress will take its final vote as to which military installations will survive.

Table 11. Allocation of the Allowance for Loan Losses

        The following table shows allocation of the allowance for loan losses by major loan category and the percentage of the loans in each category to total loans at year end:

	December 31
	2004		2003		2002		2001		2000
	$	%	$	%	$	%	$	%	$	%
	(Dollars in thousands)
Real Estate	1,762	28	197	33	97	32	200	30	200	35
Commercial, industrial
and agricultural	2,629	53	3,093	50	3,716	51	3,001	50	2,667	44
Consumer	495	19	460	17	492	17	850	20	1,000	21

	$4,886	100%	$3,750	100%	$4,305	100%	$4,051	100%	$3,867	100%

  Asset Quality:

        Management monitors loan asset quality (risk of loss from lending activities) by continually reviewing four measurements: (1) watch loans, (2) delinquent loans, (3) foreclosed real estate, and (4) net-charge-offs. Management compares trends in these measurements with the Corporation's targets, as well as its national peer group's average measurements.

        Watch describes loans where borrowers are experiencing weakening cash flow and may be paying loans with alternative sources of cash, for example, savings or the sale of unrelated assets. If this continues, the Corporation has an increasing likelihood that it will need to liquidate collateral for repayment. Management emphasizes early identification and monitoring of these loans in order for it to proactively minimize any risk of loss. Watch loans include loans that are not delinquent as well as delinquent loans. From year-end 2003 to year-end 2004, the Corporation's watch loans increased 2.3%. This nominal net change resulted from several watch loans being paid in full during 2004 and the early identification of several existing borrowers who were beginning to experience weakening cash flow and were added to the watch list.

        Delinquent loans are a result of borrowers' cash flow and/or alternative sources of cash being insufficient to pay loans. The Corporation's likelihood of collateral liquidation to repay the loans becomes more probable the further behind a borrower falls, particularly when loans reach 90 days or more past due.

        Management breaks down delinquent loans into two categories: (1) loans that are past due 30-89 days, and (2) nonperforming loans that are comprised of loans that are 90 days or more past due or loans for which Management has stopped accruing interest. Nonaccruing loans (primarily residential mortgage and commercial loans) generally represent Management's determination that collateral liquidation is not likely to fully repay interest and principal.

        During 2004, the Corporation's quarterly average of 30-89 day loan delinquency as a percent of total loans remained well below 1.00%. During each quarter of 2004, the Corporation's quarterly average of 30-89 day loan delinquency improved in comparison to the same quarters in 2003.

        The Corporation's nonperforming loans increased from $767 thousand or .23% of total loans at December 31, 2003 to $942 thousand or .27% of total loans at December 31, 2004. Specifically, 90 day or more past due loans increased from $284 thousand at December 31, 2003 to $587 thousand at December 31, 2004; while nonaccruing loans decreased from $483 thousand at December 31, 2003 to $355 thousand at December 31, 2004. While this overall increase implies increased risk, the fact that Management continued to accrue interest on the increased 90 day past due loans evidenced Management's determination that the collateral liquidation of the 90 day past due loans would be sufficient to fully repay the interest and principal.

        The Corporation held no foreclosed real estate at December 31, 2004, representing a decrease from $349 thousand at December 31, 2003. At December 31, Management continued to monitor $2.8 million of potential problem loans that are currently paying as agreed, but Management is concerned may ultimately move into one of the above categories.

        The net change of the increase in nonperforming loans and the decrease in foreclosed real estate resulted in the Corporation's nonperforming assets to total assets ratio decreasing nominally from .20% at December 31, 2003 to .17% at December 31, 2004.

        Charged-off loans usually result from: (1) a borrower being legally relieved of loan repayment responsibility through bankruptcy, (2) insufficient collateral sale proceeds to repay a loan; or (3) the borrower does not own other saleable assets that, if sold, would generate sufficient sale proceeds to repay a loan.

        The Corporation charged-off less total loans than it recovered from current and prior period charged-off loans in 2004. Consequently, the Corporation's net charge-offs as a percentage of average loans decreased from .68% in 2003 to (.08%) in 2004. The primary reason for the Corporation's net recovery position in 2004 was its first quarter recovery of approximately 60% of a significant 2003 commercial loan charge-off.

        The balance of the Allowance for Loan Losses increased from $3.8 million or 1.1% of total loans at December 31, 2003 to $4.9 million or 1.4% of total loans at December 31, 2004, as a result of the Corporation's provision expense as well as the one-time commercial loan recovery. During the fourth quarter of 2004, Management identified a potential real estate loan documentation issue. Management is evaluating the potential issue with legal counsel. Accordingly, Management has conservatively increased its real estate allocation of the Allowance for Loan Losses. Despite this potential issue and resulting allocation, Management is confident in the adequacy of the Allowance for Loan Losses. For more information on asset quality, refer to Tables 11, 12 and 13.

Table 12. Nonperforming Assets

        The following table presents an analysis of nonperforming assets for each of the past five years:

	December 31
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Nonaccrual loans	$355	$483	$2,802	$1,906	$576
Loans past due 90 days or more (not included above)	587	284	651	948	369

Total nonperforming loans	942	767	3,453	2,854	945
Foreclosed real estate	—	349	1,536	1,248	1,402

Total nonperforming assets	$942	$1,116	$4,989	$4,102	$2,347

Nonperforming loans to total loans	0.27%	0.23%	1.08%	0.94%	0.31%
Nonperforming assets to total assets	0.17%	0.20%	0.94%	0.82%	0.50%
Allowance for loan losses to nonperforming loans	518.68%	488.92%	124.67%	141.94%	409.21%

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

Table 13. Allowance for Loan Losses

        The following table presents an analysis of the allowance for loan losses for each of the past five years:

	December 31
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Balance at beginning of year	$3,750	$4,305	$4,051	$3,867	$3,859
Charge-offs:
Commercial, industrial and agricultural	(97)	(2,448)	(778)	(862)	(222)
Consumer	(205)	(107)	(202)	(374)	(371)
Real estate	—	(4)	(67)	(127)	(289)

Total charge-offs	(302)	(2,559)	(1,047)	(1,363)	(882)

Recoveries:
Commercial, industrial and agricultural	476	255	17	7	45
Consumer	72	33	40	58	68
Real estate	10	21	54	2	24

Total recoveries	558	309	111	67	137

Net recoveries (charge-offs)	256	(2,250)	(936)	(1,296)	(745)

Provision for loan losses	880	1,695	1,190	1,480	753

Balance at end of year	$4,886	$3,750	$4,305	$4,051	$3,867

Ratios:
Net loans charged off as a percentage of average loans	-0.08%	0.68%	0.30%	0.43%	0.25%
Net loans (recovered) charged-off as a percentage of the provision for loan losses	-29.09%	132.74%	78.66%	87.57%	98.94%
Allowance as a percentage of loans	1.40%	1.12%	1.34%	1.32%	1.28%

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

        Growth in deposits and repos generally provides a major portion of the funds to meet increased loan demand. At December 31, 2004, total deposits and repos reached $441.7 million, an increase of $31.0 million from $410.7 million at December 31, 2003. Another primary source of available liquidity for the Bank is a line of credit with the Federal Home Loan Bank of Pittsburgh (FHLB). At December 31, 2004, the Bank had approximately $137.3 million available on its line of credit with the FHLB that it could borrow to meet any liquidity needs. Short-term borrowings with the FHLB at December 31, 2004 totaled $9.2 million and averaged $13.3 million during the year. Table 9 presents specific information concerning short-term borrowings and repos.

  Off Balance Sheet Commitments

        The Corporation's financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation. Unused commitments and standby letters of credit totaled $90.3 million and $5.9 million, respectively, at December 31, 2004. Unused commitments and stand-by letters of credit totaled $85.4 million and $1.7 million, respectively, at December 31, 2003 (refer to Note 18 for more information).

        Management believes that any amounts actually drawn upon can be funded in the normal course of operations. The Corporation has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity.

        The following table represents the Corporation's aggregate on and off balance sheet contractual obligations to make future payments as of December 31, 2004:

  Contractual Obligations

  (Amounts in thousands)

	Less than 1 year	>1-3 years	>3-5 years	Over 5 years	Total
Time Deposits	$59,348	$46,411	$11,444	$39	$117,242
Long-Term Debt	4,335	7,473	25,358	15,193	52,359
Operating Leases	273	455	224	1,704	2,656
Estimated future pension payments	445	1,045	1,289	3,912	6,691

Total	$64,401	$55,384	$38,315	$20,848	$178,948

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

        The Corporation uses several tools to measure and evaluate interest rate risk. One tool is interest rate sensitivity or gap analysis. Gap analysis classifies assets and liabilities by repricing and maturity characteristics and provides management with an indication of how different interest rate scenarios will impact net interest income. Table 14 presents a gap analysis of the Corporation at December 31, 2004. Positive gaps in the under one-year time interval suggest that, all else being equal, the Corporation's near-term earnings would rise in a higher interest rate environment and decline in a lower rate environment. A negative gap suggests the opposite result.

        Another tool for analyzing interest rate risk is financial simulation modeling which captures the impact of not only changing interest rates but also other sources of cash flow variability including loan and securities prepayments and customer preferences. Financial simulation modeling forecasts both net interest income and the economic value of equity under a variety of different interest rate environments. Economic value of equity is defined as the estimated discounted present value of assets minus the discounted present value of liabilities and is a surrogate for long-term earnings. The Corporation regularly measures the effects of an up or down 200-basis point rate change which is deemed to represent the outside limits of any reasonably probable movement in market interest rates during a one-year time frame. As indicated in Table 15, the financial simulation analysis revealed that as of December 31, 2004 prospective net interest income over a one-year time period would be adversely affected by either higher or lower market interest rates. The economic value of equity would be adversely affected by higher market interest rates but favorably affected by lower interest rates. The Corporation establishes tolerance guidelines for these measures of interest rate sensitivity. As of December 31, 2004, the Corporation was within the prescribed tolerance ranges for both the economic value of equity and net interest income sensitivity.

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

        During 2001, the Bank entered into three interest rate swap transactions with an aggregate notional amount of $20 million and terms ranging from three to seven years. In July 2004 one $5 million swap matured leaving a notional aggregate amount of $15 million as of December 31, 2004. According to the terms of each transaction, the Bank pays fixed-rate interest payments and receives floating-rate payments. The swaps were entered into to hedge the Corporation's exposure to changes in cash flows attributable to the impact of interest rate changes on variable-rate money market deposit accounts. At December 31, 2004, the fair value of the swaps was a negative $595 thousand as compared to a negative fair value of $1.3 million at December 31, 2003 and was recognized in comprehensive income, net of tax. See Note 12 for additional information on comprehensive income.

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

Table 14. Interest Rate Sensitivity Analysis

	1-90 Days	91-181 Days	182-365 Days	1-5 Years	Beyond 5 Years	Total
	(Dollars in Thousands)
Interest-earning assets:
Interest -bearing deposits in other banks	$172	$—	$—	$—	$—	$172
Investment securities and restricted stock	33,075	9,866	14,185	86,236	23,159	166,521
Loans, net of unearned income	138,737	19,522	30,283	121,732	44,481	354,755
Interest rate swaps (receive side)	15,000	—	—	—	—	15,000

Total interest-earning assets	$186,984	$29,388	$44,468	$207,968	$67,640	$536,448
Interest-bearing liabilities:
Interest-bearing checking	$21,078	$—	$—	$—	$55,935	$77,013
Money market deposit accounts	84,115	—	—	—	1,045	85,160
Savings	29,573	—	—	—	25,883	55,456
Time	20,244	18,837	20,268	57,854	39	117,242
Securities sold under agreements to repurchase	41,808	—	—	—	—	41,808
Short tem borrowings	9,200	—	—	—	—	9,200
Long term debt	312	2,941	1,082	32,831	15,193	52,359
Interest rate swaps (pay side)		—	—	15,000	—	15,000

Total interest-bearing liabilities	$206,330	$21,778	$21,350	$105,685	$98,095	$453,238

Interest rate gap	$(19,346)	$7,610	$23,118	$102,283	$(30,455)	$83,210

Cumulative interest rate gap	$(19,346)	$(11,736)	$11,382	$113,665	$83,210

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

Note 3:  Interest-bearing checking, MMDA and savings accounts are non-maturity deposits which are distributed in accordance with contractual repricing terms or historical correlation to market interest rates.

Note 4:  Long-term debt reflects payments on amortizing Federal Home Loan Bank notes.

Table 15. Sensitivity to Changes in Market Interest Rates

	2004 Future Interest Rate Scenarios			2003 Future Interest Rate Scenarios
	-200 bps	Unchanged	+200 bps	-200 bps	Unchanged	+200 bps
	(Dollars in Thousands)
Prospective one-year net interest income (NII):
Change	$15,321	$15,914	$15,553	$14,584	$15,303	$15,278
Percent change	-3.7%	—	-2.3%	-4.7%	—	-0.2%
Board policy limit	-7.5%	—	-7.5%	-7.5%	—	-7.5%
Economic value of portfolio equity (EVE):
Change	$55,309	$53,074	$44,618	$37,443	$45,362	$50,936
Percent change	4.2%	—	-15.9%	-17.5%	—	12.3%
Board policy limit	-20.0%	—	-20.0%	-20.0%	—	-20.0%

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
4.
Interest-bearing nonmaturity deposits reprice in response to different interest rate scenarios consistent with the Corporation's historical rate relationships to market interest rates. Nonmaturity deposits run off over various future time periods, ranging from one month to twenty years, in accordance with analysis of historical decay rates. The value of core deposit intangible are not included the EVE calculation.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Franklin Financial Services Corporation
Chambersburg, Pennsylvania

        We have audited the accompanying consolidated balance sheets of Franklin Financial Services Corporation and subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Franklin Financial Services Corporation as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

Harrisburg, Pennsylvania
March 10, 2005

Consolidated Balance Sheets

	December 31
	2004	2003
	(Amounts in thousands, except per share data)
Assets
Cash and due from banks	$10,037	$15,360
Interest-bearing deposits in other banks	172	256

Total cash and cash equivalents	10,209	15,616
Investment securities available for sale	162,659	153,381
Restricted stock	3,862	4,753
Loans held for sale	6,739	12,113
Loans	348,016	333,946
Allowance for loan losses	(4,886)	(3,750)

Net Loans	343,130	330,196
Premises and equipment, net	9,609	9,564
Bank owned life insurance	10,788	10,319
Other assets	16,272	13,760

Total assets	$563,268	$549,702

Liabilities
Deposits
Demand (noninterest-bearing)	$65,025	$59,547
Savings and interest checking	217,629	201,715
Time	117,242	111,169

Total Deposits	399,896	372,431
Securities sold under agreements to repurchase	41,808	38,311
Short term borrowings	9,200	25,200
Long term debt	52,359	56,467
Other liabilities	5,362	5,435

Total liabilities	508,625	497,844

Shareholders' equity
Common stock, $1 par value per share, 15,000 shares authorized with 3,806 and 3,045 shares issued and 3,370 and 2,692 shares outstanding at December 31, 2004 and 2003, respectively	3,806	3,045
Capital stock without par value, 5,000 shares authorized with no shares issued and outstanding	—	—
Additional paid-in capital	19,864	19,819
Retained earnings	35,723	34,251
Accumulated other comprehensive income	2,175	1,767
Treasury stock, 436 and 353 shares at cost at December 31, 2004 and 2003 respectively	(6,925)	(7,024)

Total shareholders' equity	54,643	51,858

Total liabilities and shareholders' equity	$563,268	$549,702

The accompanying notes are an integral part of these statements.

Consolidated Statements of Income

	Years ended December 31
	2004	2003	2002
	(Amounts in thousands, except per share data)
Interest income
Loans	$19,449	$19,826	$21,218
Interest and dividends on investments:
Taxable interest	3,359	3,227	4,170
Tax exempt interest	1,679	1,572	1,579
Dividend income	212	189	221
Federal funds sold	103	34	66
Deposits and other obligations of other banks	7	36	134

Total interest income	24,809	24,884	27,388

Interest expense
Deposits	5,084	5,308	7,766
Securities sold under agreements to repurchase	475	350	692
Short term borrowings	199	28	6
Long term debt	3,061	3,371	3,337

Total interest expense	8,819	9,057	11,801

Net interest income	15,990	15,827	15,587
Provision for loan losses	880	1,695	1,190

Net interest income after provision for loan losses	15,110	14,132	14,397

Noninterest income
Investment and trust services fees	2,645	2,475	2,292
Service charges and fees	3,150	2,856	2,351
Mortgage banking activities	745	992	190
Increase in cash surrender value of life insurance	469	531	555
Other	(182)	398	85
Securities gains, net	266	488	430

Total noninterest income	7,093	7,740	5,903

Noninterest expense
Salaries and employee benefits	8,384	7,441	7,054
Net occupancy expense	1,130	999	855
Furniture and equipment expense	754	682	656
Advertising	808	769	619
Legal and professional fees	709	607	477
Data processing	1,093	1,083	1,027
Pennsylvania bank shares tax	467	444	426
Other	2,651	2,634	2,417

Total noninterest expense	15,996	14,659	13,531

Income before Federal income taxes	6,207	7,213	6,769
Federal income tax expense	1,015	1,373	1,196

Net income	$5,192	$5,840	$5,573

Earnings per share
Basic earnings per share	$1.54	$1.74	$1.66
Diluted earnings per share	$1.54	$1.74	$1.66
Cash dividends paid	$0.88	$0.82	$0.95

The accompanying notes are an integral part of these staements.

Consolidated Statements of Changes in Shareholders' Equity

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
	(Dollars in thousands, except per share data)
For years ended December 31, 2004, 2003, and 2002:
Balance at December 31, 2001	$3,045	$19,746	$28,769	$224	$(6,519)	$45,265
Comprehensive income:
Net income	—	—	5,573	—	—	5,573
Unrealized gain on securities, net of reclassification adjustments	—	—	—	1,048	—	1,048
Unrealized loss on hedging activities, net of reclassification adjustments				(747)		(747)

Total Comprehensive income						5,874
Cash dividends declared, $.95 per share	—	—	(3,194)	—	—	(3,194)
Common stock issued under stock option plans	—	16	—	—	161	177
Acquisition of 35,936 shares of treasury stock	—	—	—	—	(894)	(894)

Balance at December 31, 2002	3,045	19,762	31,148	525	(7,252)	47,228

Comprehensive income:
Net income	—	—	5,840	—	—	5,840
Unrealized gain on securities, net of reclassification adjustments	—	—	—	862	—	862
Unrealized gain on hedging activities, net of reclassification adjustments				380		380

Total Comprehensive income						7,082
Cash dividends declared, $.82 per share	—	—	(2,737)	—	—	(2,737)
Common stock issued under stock option plans	—	57	—	—	228	285

Balance at December 31, 2003	3,045	19,819	34,251	1,767	(7,024)	51,858

Comprehensive income:
Net income	—	—	5,192	—	—	5,192
Unrealized loss on securities, net of reclassification adjustments	—	—	—	(66)	—	(66)
Unrealized gain on hedging activities, net of reclassification adjustments	—	—	—	474	—	474

Total Comprehensive income						5,600
Cash dividends declared, $.88 per share	—	—	(2,950)	—	—	(2,950)
25% stock dividend	761	—	(761)	—	—	—
Cash paid in lieu of fractional shares in stock split	—	—	(9)	—	—	(9)
Common stock issued under stock option plans	—	45	—	—	99	144

Balance at December 31, 2004	$3,806	$19,864	$35,723	$2,175	$(6,925)	$54,643

The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows

	Years ended December 31
	2004	2003	2002
	(Amounts in thousands)
Cash flows from operating activities
Net income	$5,192	$5,840	$5,573
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,123	1,026	986
Net amortization on investment securities	585	831	189
Amortization and write down of mortgage servicing rights	203	203	475
Provision for loan losses	880	1,695	1,190
Securities gains, net	(266)	(488)	(430)
Loans originated for sale	(182,645)	(56,168)	(33,030)
Proceeds from sale of loans	188,708	49,175	33,495
Gain on sales of loans	(689)	(985)	(465)
Gain on sale of premises and equipment	—	(299)	—
Increase in cash surrender value of life insurance	(469)	(531)	(555)
(Increase) decrease in interest receivable and other assets	(411)	437	(256)
Increase (decrease) in interest payable and other liabilities	652	(269)	(679)
Other, net	103	(91)	109

Net cash provided by operating activities	12,966	376	6,602

Cash flows from investing activities
Proceeds from sales of investment securities available for sale	672	1,691	2,076
Proceeds from maturities of investment securities available for sale	40,150	52,649	40,349
Net decrease (increase) in restricted stock	891	(790)	(1,320)
Purchase of investment securities available for sale	(53,267)	(44,451)	(57,613)
Net increase in loans	(13,876)	(18,233)	(17,349)
Proceeds from sale of premises and equipment	—	625	—
Investment in joint venture	—	(510)	(114)
Capital expenditures	(982)	(946)	(1,243)

Net cash used in investing activities	(26,412)	(9,965)	(35,214)

Cash flows from financing activities
Net increase in demand deposits, NOW accounts and savings accounts	21,392	7,670	19,468
Net increase (decrease) in certificates of deposit	6,073	(7,126)	(1,624)
Net (decrease) increase in short term borrowings	(12,503)	15,683	3,465
Long term debt advances	0	2,519	10,350
Long term debt payments	(4,108)	(5,661)	(1,103)
Dividends paid	(2,950)	(2,737)	(3,194)
Common stock issued under stock option plans	144	285	177
Cash paid in lieu of fractional shares on stock split	(9)	—	—
Purchase of treasury shares	—	—	(894)

Net cash provided by financing activities	8,039	10,633	26,645

(Decrease) increase in cash and cash equivalents	(5,407)	1,044	(1,967)
Cash and cash equivalents as of January 1	15,616	14,572	16,539

Cash and cash equivalents as of December 31	$10,209	$15,616	$14,572

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest on deposits and other borrowed funds	$8,675	$9,270	$11,779
Income taxes	$834	$1,545	$904

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

        Principles of Consolidation—The consolidated financial statements include the accounts of Franklin Financial Services Corporation (the Corporation) and its wholly-owned subsidiaries; Farmers and Merchants Trust Company of Chambersburg and Franklin Financial Properties Corp. Farmers and Merchants Trust Company of Chambersburg is a commercial bank (the Bank) that has one wholly-owned subsidiary, Franklin Realty Services Corporation. Franklin Realty Services Corporation is an inactive real-estate brokerage company. Franklin Financial Properties Corp. holds real estate assets that are leased by the Bank. All significant intercompany transactions have been eliminated in consolidation.

        Nature of Operations—The Corporation conducts substantially all of its business through its subsidiary bank, Farmers and Merchants Trust Company, which serves its customer base through sixteen community offices located in Franklin and Cumberland Counties in Pennsylvania. The Bank is a community-oriented commercial bank that emphasizes customer service and convenience. As part of its strategy, the Bank has sought to develop a variety of products and services that meet the needs of both its retail and commercial customers. The Corporation and the Bank are subject to the regulations of various federal and state agencies and undergo periodic examinations by these regulatory authorities.

        Use of Estimates in the Preparation of Financial Statements—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, and the assessment of other than temporary impairment of investment securities, as well as the value of mortgage servicing rights and derivatives.

        Significant Group Concentrations of Credit Risk—Most of the Corporation's activities are with customers located within Franklin and Cumberland Counties of Pennsylvania. Note 4 discusses the types of securities that the Corporation invests in. Note 5 discusses the types of lending that the Corporation engages in. The Corporation does not have any significant concentrations of any one industry or customer.

        Statement of Cash Flows—For purposes of reporting cash flows, cash and cash equivalents include Cash and due from banks, Interest-bearing deposits in other banks and Federal funds sold. Generally, Federal funds are purchased and sold for one-day periods.

        Investment Securities—Management classifies its securities at the time of purchase as available for sale or held to maturity. At December 31, 2004 and 2003, all securities were classified as available for sale, meaning that the Corporation intends to hold them for an indefinite period of time, but not necessarily to maturity. Available for sale securities are stated at estimated fair value, adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments of interest income through maturity. The related unrealized holding gains and losses are reported as other comprehensive income, net of tax, until realized. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating the other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Realized securities gains and losses are computed using the specific identification method. Gains or losses on the disposition of investment securities are based on the net proceeds and the adjusted carrying amount of the specific security sold. Any decision to sell a security classified as available for sale would be based on various factors, including significant movement in interest rates, changes in maturity or mix of the Bank's assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors.

        Restricted Stock—Restricted stock, which is carried at cost, consists of stock of the Federal Home Loan Bank of Pittsburgh (FHLB) and Atlantic Central Bankers Bank. Federal law requires a member institution of the FHLB to hold FHLB stock according to a predetermined formula.

        Other Investments—The Corporation has an investment in American Home Bank, N.A. (AHB). The Corporation owns 21.6% of the voting stock of this bank and accounts for this investment utilizing the equity method of accounting. At December 31, 2004 and 2003, the carrying amount of this investment was approximately $4.1 million and $1.4 million, respectively and was included in other assets.

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

        Interest rate derivative financial instruments receive hedge accounting treatment only if they are designated as a hedge and are expected to be, and are, effective in substantially reducing interest rate risk arising from the assets and liabilities identified as exposing the Corporation to risk. Those derivative financial instruments that do not meet the hedging criteria discussed below would be classified as trading activities and would be recorded at fair value with changes in fair value recorded in income. Derivative hedge contracts must meet specific effectiveness tests (i.e., over time the change in their fair values due to the designated hedge risk must be within 80 to 125 percent of the opposite change in the fair values of the hedged assets or liabilities). Changes in fair value of the derivative financial instruments must be effective at offsetting changes in the fair value of the hedged items due to the designated hedge risk during the term of the hedge. Further, if the underlying financial instrument differs from the hedged asset or liability, there must be a clear economic relationship between the prices of the two financial instruments. If periodic assessments indicate derivatives no longer provide an effective hedge, the derivatives contracts would be closed out and settled or classified as a trading activity.

        Cash flows resulting from the derivative financial instruments that are accounted for as hedges of assets and liabilities are classified in the cash flow statement in the same category as the cash flows of the items being hedged.

        Loans—Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of any deferred fees. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) of the related loans using the interest method. The Corporation is generally amortizing these amounts over the contractual life of the loan.

        The accrual of interest is generally discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management's judgement as to the collectibility of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt. Consumer loans are typically charged off no later than 180 days past due. Past due status is based on contractual terms of the loans.

        Loans Held for Sale—Mortgage loans originated and intended for sale in the secondary market at the time of origination are carried at the lower of cost or estimated fair value (determined on an aggregate basis). All sales are made without recourse. Loans are generally sold with the mortgage servicing rights retained by the Corporation. The carrying value of mortgage loans sold is reduced by the cost allocated to the associated mortgage servicing rights. Gains or losses on sales of mortgage loans are recognized based on the difference between the selling price and the carrying value of the related mortgage loans sold.

        Loan Servicing—Servicing assets are recognized as separate assets when rights are acquired through sale of financial assets. A portion of the cost of originating the loan is allocated to the servicing right based on relative fair value. Fair value is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, prepayment speeds and default rates and losses. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the periods of, the estimated future net servicing income of the underlying financial assets. Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. For the purpose of computing impairment, mortgage servicing rights are stratified based on risk characteristics of the underlying loans that are expected to have the most impact on projected prepayments including loan type, interest rate and term. Impairment is recognized through a valuation allowance to the extent that fair value is less than the capitalized amount. If the Corporation later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income. Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income. Loans serviced by the bank for the benefit of others totaled $121.2 million, $101.8 million and $94.6 million at December 31, 2004, 2003 and 2002 respectively.

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

        The allowance consists of specific and general components. The specific component relates to loans that are classified as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers nonclassified loans and is based on historical loss experience adjusted for qualitative factors.

        Large groups of smaller balance homogeneous loans are collectively evaluated for impairment using historical charge-offs as the starting point in estimating loss. Accordingly, the Corporation may not separately identify individual consumer and residential loans for impairment disclosures.

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

        Intangible Assets—Intangible assets, consisting primarily of a customer list acquired through the purchase of several community offices, are stated at cost, less accumulated amortization. Amortization is recognized over a ten-year period. Intangible assets are reviewed periodically for impairment. Amounts included in other assets were $413 thousand and $599 thousand at December 31, 2004 and 2003, respectively and were net of accumulated amortization of $1.4 million and $1.3 million. Amortization expense for intangible assets was $186 thousand for 2004, 2003 and 2002. Amortization expense for intangible assets will be $186 thousand for the years ended December 31, 2005 and 2006, and $41 thousand for 2007.

        Bank Owned Life Insurance—The Bank invests in bank owned life insurance ("BOLI") as a source of funding for employee benefit expenses. The Bank purchases life insurance coverage on the lives of a select group of employees. The Bank is the owner and beneficiary of the policies and records the investment at the cash surrender value of the underlying policies. Income from the increase in cash surrender value of the policies is included in noninterest income.

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

        Stock Based Compensation—Stock options are accounted for under Accounting Principles Bulletin (APB) No. 25. Under APB 25, no compensation expense is recognized related to these purchase options. The pro forma impact to net income and earnings per share that would occur if compensation expense was recognized based on the estimated fair value of the options on the date of the grant is as follows:

		2004	2003	2002
		(Amounts in thousands, except per share*)
Net Income:	As reported	$5,192	$5,840	$5,573
	Compensation not expensed	(73)	(68)	(108)

	Proforma	$5,119	$5,772	$5,465

Basic earnings per share:	As reported	$1.54	$1.74	$1.66
	Proforma	1.52	1.72	1.63
Diluted earnings per share:	As reported	$1.54	$1.74	$1.66
	Proforma	1.52	1.72	1.62
Weighted average fair value of ESPP options granted		$5.52	$5.16	$4.32
Weighted average fair value of ISOP options granted		$4.77	$4.70	$4.03

*
Per share information has been adjusted retroactively to reflect all stock splits and dividends.

        The fair value of the options granted has been estimated using the Black-Scholes method and the following assumptions for the years shown:

	2004	2003	2002
Employee Stock Purchase Plan
Risk-free interest rate	2.21%	1.13%	1.41%
Expected volatility of the Corporation's stock	19.31%	16.58%	16.80%
Expected dividend yield	3.53%	3.26%	3.58%
Expected life (in years)	0.7	0.8	0.7
Incentive Stock Option Plan
Risk-free interest rate	3.58%	3.55%	3.47%
Expected volatility of the Corporation's stock	15.31%	26.39%	26.39%
Expected dividend yield	3.04%	3.54%	3.84%
Expected life (in years)	7	7	7

        Pension—The provision for pension expense was actuarially determined using the projected unit credit actuarial cost method. The funding policy is to contribute an amount sufficient to meet the requirements of ERISA, subject to Internal Revenue Code contribution limitations.

        Earnings per share—Earnings per share is computed based on the weighted average number of shares outstanding during each year. The Corporation's basic earnings per share is calculated as net income divided by the weighted average number of shares outstanding. For diluted earnings per share, net income is divided by the weighted average number of shares outstanding plus the incremental number of shares added as a result of converting common stock equivalents, calculated using the treasury stock method. The Corporation's common stock equivalents consist of stock options. Average shares and per share information have been restated as appropriate to reflect stock splits and dividends.

        A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

	2004	2003	2002
	(In thousands)
Weighted average shares outstanding (basic)	3,368	3,355	3,344
Impact of common stock equivalents	9	7	15

Weighted average shares outstanding (diluted)	3,377	3,362	3,359

        Reclassifications—Certain prior period amounts have been reclassified to conform to the current year presentation. Such reclassifications did not affect reported net income.

        Segment Reporting—The Bank acts as an independent community financial services provider and offers traditional banking and related financial services to individual, business and government customers. Through its community office and automated teller machine network, the Bank offers a full array of commercial and retail financial services, including the taking of time, savings and demand deposits; the making of commercial, consumer and mortgage loans; and the providing of safe deposit services. The Bank also performs personal, corporate, pension and fiduciary services through its Investment and Trust Services Department and Personal Investment Center.

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

  Recent Accounting Pronouncements:

        In December 2003, the Accounting Standards Executive Committee issued Statement of Position 03-3 (SOP 03-3), "Accounting for Certain Loan or Debt Securities Acquired in a Transfer." SOP 03-3 addresses accounting differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities acquired in a transfer, including business combinations, if those differences are attributable, at least in part, to credit quality. SOP 03-3 is effective for loans or debt securities acquired in fiscal years beginning after December 2004. The Corporation intends to adopt the provisions of SOP 03-3 effective January 1, 2005, and does not expect the initial implementation to have an effect on the Corporation's consolidated financial statements.

        In March 2004, the SEC released Staff Accounting Bulletin (SAB) No. 105, "Application of Accounting Principles to Loan Commitments." SAB 105 provides guidance about the measurement of loan commitments recognized at fair value under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SAB 105 also requires companies to disclose their accounting policy for those loan commitments including methods and assumptions used to estimate fair value and associated hedging strategies. SAB 105 is effective for all loan commitments accounted for as derivatives that are entered into after March 31, 2004. The adoption of SAB 105 did not have a material effect on the Corporation's consolidated financial statements.

        In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123(R), "Share-Based Payment." Statement No. 123(R) revised Statement No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. Statement No. 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. This statement is effective July 1, 2005. The impact to the Corporation will be dependent upon the nature and quantity of stock-based compensation granted in future periods.

Note 2. Regulatory Matters

        The Bank is limited as to the amount it may lend to the Corporation, unless such loans are collateralized by specific obligations. State regulations also limit the amount of dividends the Bank can pay to the Corporation. At December 31, 2004, the amount available for dividends was $30.5 million. In addition, dividends paid by the Bank to the Corporation would be prohibited if the effect thereof would cause the Bank's capital to be reduced below applicable minimum capital requirements. The Corporation and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004 and 2003, that the Corporation and the Bank met all capital adequacy requirements to which it is subject.

        As of December 31, 2004, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

        The table that follows presents the total risk-based, Tier 1 risk-based and Tier 1 leverage requirements for the Corporation and the Bank as defined by the FDIC. Actual capital amounts and ratios are also presented.

	As of December 31, 2004
	Actual		Minimum for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital (to Risk Weighted Assets)
Corporation	$57,079	14.74%	$30,984	8.00%	N/A
Bank	47,218	12.48%	30,266	8.00%	$37,832	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Corporation	$51,923	13.41%	$15,492	4.00%	N/A
Bank	42,353	11.19%	15,133	4.00%	$22,699	6.00%
Tier 1 Capital (to Average Assets)
Corporation	$51,923	9.14%	$22,722	4.00%	N/A
Bank	42,353	7.57%	22,365	4.00%	$27,956	5.00%

	As of December 31, 2003
	Actual		Minimum for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital (to Risk Weighted Assets)
Corporation	$53,463	14.03%	$30,496	8.00%	N/A
Bank	44,273	11.89%	29,785	8.00%	$37,232	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Corporation	$49,390	12.96%	$15,248	4.00%	N/A
Bank	40,442	10.86%	14,893	4.00%	$22,339	6.00%
Tier 1 Capital (to Average Assets)
Corporation	$49,390	9.15%	$21,599	4.00%	N/A
Bank	40,442	7.59%	21,303	4.00%	$26,629	5.00%

        Although not adopted in regulation form, the Pennsylvania Department of Banking utilizes capital standards requiring a minimum leverage capital ratio of 6% and a risk-based capital ratio of 10%, defined substantially the same as those by the FDIC.

Note 3. Restricted Cash Balances

        The Corporation's subsidiary bank is required to maintain reserves against its deposit liabilities in the form of vault cash and/or balances with the Federal Reserve Bank. Deposit reserves required to be held by the bank were approximately $750 thousand and $700 thousand at December 31, 2004 and December 31, 2003, respectively and were satisfied by the bank's vault cash. In addition, as compensation for check clearing and other services, a compensatory balance maintained at the Federal Reserve Bank at December 31, 2004 and 2003, was approximately $900 thousand. The amortized cost and estimated fair value of investment securities available for sale as of December 31, 2004 and 2003 are as follows:

Note 4. Investment Securities Available for Sale

        The amortized cost and estimated fair value of investment securities available for sale as of December 31, 2004 and 2003 are as follows:

2004	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(Amounts in thousands)
Equity securities	$4,167	$1,014	$68	$5,113
U.S. Treasury securities and obligations of U.S. Government agencies	51,605	19	265	51,359
Obligations of state and political subdivisions	38,869	2,648	—	41,517
Corporate debt securities	12,974	538	43	13,469
Mortgage-backed securities	29,892	127	179	29,840
Asset-backed securities	21,261	125	25	21,361

	$158,768	$4,471	$580	$162,659

2003	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(Amounts in thousands)
Equity securities	$3,307	$765	$47	$4,025
U.S. Treasury securities and obligations of U.S. Government agencies	19,556	134	28	19,662
Obligations of state and political subdivisions	34,460	2,602	—	37,062
Corporate debt securities	22,007	427	207	22,227
Mortgage-backed securities	33,916	295	157	34,054
Asset-backed securities	36,142	235	26	36,351

	$149,388	$4,458	$465	$153,381

        At December 31, 2004 and 2003, the book value of investment securities pledged to secure public funds, trust balances, repurchase agreements and other deposit obligations totaled $98,356,000 and $90,846,000, respectively.

        The amortized cost and estimated fair value of debt securities at December 31, 2004, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized cost	Estimated fair value
	(Amounts in thousands)
Due in one year or less	$19,284	$19,299
Due after one year through five years	44,260	44,374
Due after five years through ten years	20,662	21,269
Due after ten years	40,503	42,764

	$124,709	$127,706
Mortgage-backed securities	29,892	29,840

	$154,601	$157,546

        Gross gains of $266,000 were realized on the sale of securities during 2004. Gross gains of $513,000 and gross losses of $25,000 were realized on the sale of securities during 2003. Gross gains of $430,000 were realized in 2002.

        The following table reflects temporary impairment in the investment portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2004.

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amounts in thousands)
Equity Securities	$156	$8	$529	$60	$685	$68
U.S. Treasury securities and obigations of U.S. Government agencies	20,125	129	20,014	136	40,139	265
Corporate debt securities	947	4	1,068	39	2,015	43
Mortgage-backed securities	5,390	12	15,421	167	20,811	179
Asset-backed securities	1,596	3	2,425	22	4,021	25

Total temporarily impaired securities	$28,214	$156	$39,457	$424	$67,671	$580

        The above table represents 80 investment securities where the current fair value is less than the related amortized cost. Management believes that the unrealized losses reflect changes in interest rates subsequent to the acquisition of specific securities and do not reflect any deterioration of the credit worthiness of the issuing entities. Generally, securities with an unrealized loss are debt securities of investment grade. Therefore the bonds have a maturity date and are generally expected to pay-off at par, substantially elminating any market value losses at that time.

Note 5. Loans

        A summary of loans outstanding at the end of the reporting periods is as follows:

	December 31
	2004	2003
	(Amounts in thousands)
Real estate (primarily first mortgage residential loans)	$92,703	$105,517
Real estate—Construction	3,968	4,244
Commercial, industrial and agricultural	183,028	165,936
Consumer (including home equity lines of credit)	68,317	58,249

	348,016	333,946
Less: Allowance for loan losses	(4,886)	(3,750)

Net Loans	$343,130	$330,196

        Loans to directors and executive officers and to their related interests and affiliated enterprises amounted to approximately $11,618,000 and $11,305,000 at December 31, 2004 and 2003, respectively. Such loans are made in the ordinary course of business at the Bank's normal credit terms and do not present more than a normal risk of collection. During 2004 approximately $109,000 of new loans were made and repayments totaled approximately $547,000.

Note 6. Allowance for Loan Losses

	Years ended December 31
	2004	2003	2002
	(Amounts in thousands)
Balance at beginning of year	$3,750	$4,305	$4,051
Charge-offs	(302)	(2,559)	(1,047)
Recoveries	558	309	111

Net recoveries (charge-offs)	256	(2,250)	(936)
Provision for loan losses	880	1,695	1,190

Balance at end of year	$4,886	$3,750	$4,305

        At December 31, 2004 and 2003 the Corporation had no restructured loans. Nonaccrual loans at December 31, 2004 and 2003 were approximately $355,000 and $483,000, respectively. Loans past due 90 days or more and still accruing were approximately $587,000 and $284,000 at December 31, 2004 and 2003, respectively. The gross interest that would have been recorded if nonaccrual loans had been current in accordance with their original terms and the amount actually recorded in income were as follows:

	2004	2003	2002
	(Amounts in thousands)
Gross interest due under terms	$22	$74	$284
Amount included in income	(9)	(2)	(93)

Interest income not recognized	$13	$72	$191

        Interest income recognized on impaired loans, primarily on an accrual basis, was $293 thousand, $301 thousand and $228 thousand for 2004, 2003 and 2002, respectively.

        At December 31, 2004 and 2003, the recorded investment in loans that were considered to be impaired, as defined by Statement No.114, totaled $6.9 million and $2.8 million, respectively, of which $1.4 million and $2.1 million have an allowance for credit losses. The allowance for credit losses on impaired loans was $427 thousand and $648 thousand as of December 31, 2004 and 2003, respectively. The average recorded investment in impaired loans during the years ended December 31, 2004, 2003 and 2002 was $7.9 million, $5.2 million and $7.2 million, respectively.

Note 7. Premises and Equipment

        Premises and equipment consist of:

		December 31
(Dollars in thousands)	Estimated Life	2004	2003
Land		$1,096	$1,096
Buildings and leasehold improvements	15 - 30 years, or lease term	13,024	12,589
Furniture, fixtures and equipment	3 - 10 years	8,060	7,550

Total cost		22,180	21,235
Less: Accumulated depreciation		(12,571)	(11,671)

Net premises and equipment		$9,609	$9,564

        Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was $910,000, $840,000 and $800,000, respectively. The Corporation leases various premises and equipment for use in banking operations. Future minimum payments on these leases are as follows:

(Amounts in thousands)
2005	$273
2006	263
2007	192
2008	112
2009	112
2010 and beyond	1,704

$2,656

        Some of these leases provide renewal options of varying terms. The rental cost of these renewals is not included above. Total rent expense on these leases was $276,000, $206,000 and $172,000 for 2004, 2003 and 2002, respectively.

Note 8. Mortgage Servicing Rights

        Activity in mortgage servicing rights for the years ended December 31, 2004, 2003 and 2002 is as follows:

	2004	2003	2002
	(amounts in thousands)
Cost of mortgage servicing rights:
Beginning balance	$1,384	$1,039	$801
Originations	487	528	378
Amortization	(199)	(183)	(140)

Ending balance	$1,672	$1,384	$1,039

Valuation allowance:
Beginning balance	$355	$335	$—
Additions	138	70	335
Reductions	(135)	(50)	—

Ending balance	$358	$355	$335

Mortgage servicing rights cost	$1,672	$1,384	$1,039
Valuation allowance	(358)	(355)	(335)

Carrying value	$1,314	$1,029	$704

Fair value	$1,314	$1,029	$704
Fair value assumptions:
Weighted average discount rate	5.94%	5.67%	5.71%
Weighted average prepayment speed rate	15.50%	19.90%	27.70%

Note 9. Deposits

        Deposits are summarized as follows:

	December 31
	2004	2003
	(Amounts in thousands)
Demand, noninterest-bearing	$65,025	$59,547
Interest-bearing checking	77,013	68,376
Savings:
Money market accounts	85,160	83,312
Passbook and statement savings	55,456	50,027

Total Savings and interest checking	217,629	201,715

Time:
Deposits of $100,000 and over	21,486	23,203
Other time deposits	95,756	87,966

	117,242	111,169

Total deposits	$399,896	$372,431

        At December 31, 2004 the scheduled maturities of time deposits are as follows.

2005	$59,348
2006	22,216
2007	24,195
2008	7,777
2009	3,667
2010 and beyond	39

$117,242

Note 10. Securities Sold Under Agreements to Repurchase, Short Term
Borrowings and Long Term Debt

        The Corporation's short-term borrowings are comprised of securities sold under agreements to repurchase and a line-of-credit with the Federal Home Loan Bank of Pittsburgh (Open Repo Plus). Securities sold under agreements to repurchase are overnight borrowings between the Bank and its commercial and municipal depositors. These accounts reprice weekly. Open Repo Plus is a revolving term commitment used on an overnight basis. The term of these commitments may not exceed 364 days and it reprices daily at market rates. These borrowings are described below:

	December 31
	2004		2003
	Sweep Repurchase	FHLB Open Repo	Sweep Repurchase	FHLB Open Repo
	(Dollars in thousands)
Ending balance	$41,808	$ 9,200	$38,311	$25,200
Weighted average rate at year end	2.01%	2.24%	0.68%	1.06%
Range of interest rates paid at year end	1.24% – 2.14%	2.24%	.15% – .89%	1.06%
Maximum month-end balance during the year	$51,130	$25,400	$48,883	$25,200
Average balance during the year	$44,805	$13,327	$42,226	$ 2,124
Weighted average interest rate during the year	1.06%	1.49%	0.83%	1.32%

        The securites that serve as collateral for securities sold under agreements to repurchase consist primarily of U.S. Government and U.S. Agency securities with a fair value of $55,175,000 and $45,493,000, respectively, at December 31, 2004 and 2003.

        A summary of long term debt at the end of the reporting period follows:

	December 31
	2004	2003
	(Amounts in thousands)
Loans from the Federal Home Loan Bank	$52,359	$56,467

        The loans from the FHLB are comprised of term loans payable at maturity and amortizing advances. These loans bear interest at fixed rates ranging from 3.93% to 7.38% (weighted average rate of 5.5%)with final maturities ranging from May 2005 to October 2026. All borrowings from the FHLB are collateralized by FHLB stock, mortgage-backed securities and first mortgage loans.

        The scheduled maturities of the FHLB borrowings at December 31, 2004 are as follows:

2005	$4,335
2006	6,394
2007	1,079
2008	21,944
2009	3,414
2010 and beyond	15,193

$52,359

        The Corporation's maximum borrowing capacity with the FHLB at December 31, 2004, was $198,881,000. The total amount available to borrow at year-end was approximately $137,321,000.

Note 11. Federal Income Taxes

        The temporary differences which give rise to significant portions of deferred tax assets and liabilities under Statement No. 109 are as follows (amounts in thousands):

	December 31
	2004	2003
Deferred Tax Assets
Allowance for loan losses	$1,661	$1,275
Deferred compensation	383	368
Depreciation	—	132
Deferred loan fees and costs,net	170	179
Other	196	179
Tax credit carryforward	499	554

Total	$2,909	$2,687

Deferred Tax Liabilities
Pension	$454	$427
Depreciation	90	—
Mortgage servicing rights	447	350
Other comprehensive income	1,121	910
Other	10	210

Total	2,122	1,897

Net deferred tax assets	$787	$790

        Tax credit carryforwards begin to expire in 2019. The components of the provision for Federal income taxes attributable to income from operations were as follows:

	Years ended December 31
	2004	2003	2002
	(Amounts in thousands)
Current tax expense	$1,223	$1,403	$877
Deferred tax expense (benefit)	(208)	(30)	319

Income tax provision	$1,015	$1,373	$1,196

        For the years ended December 31, 2004, 2003, and 2002, the income tax provisions are different from the tax expense which would be computed by applying the Federal statutory rate to pretax operating earnings. A reconciliation between the tax provision at the statutory rate and the tax provision at the effective tax rate is as follows:

	Years ended December 31
	2004	2003	2002
	(Amounts in thousands)
Tax provision at statutory rate	$2,111	$2,452	$2,301
Income on tax-exempt loans and securities	(884)	(850)	(884)
Nondeductible interest expense relating to carrying tax-exempt obligations	61	63	83
Dividends received exclusion	(35)	(25)	(27)
Income from bank owned life insurance	(160)	(181)	(196)
Other, net	11	3	8
Tax credit	(89)	(89)	(89)

Income tax provision	$1,015	$1,373	$1,196

        The tax provision applicable to securities gains for the years ended December 31, 2004, 2003 and 2002 was $90,000 $166,000 and $146,000, respectively.

Note 12. Comprehensive Income

        The components of other comprehensive income for 2002, 2003, and 2004 were as follows:

	Interest Rate Cap		Interest Rate Swaps		Securities Gains(Losses)		Total
	Before Tax	Net of Tax	Before Tax	Net of Tax	Before Tax	Net of Tax	Before Tax	Net of Tax
	(Amounts in thousands)
December 31, 2001 accumulated unrealized gain(loss)	$(55)	$(36)	$(704)	$(464)	$1,097	$724	$338	$224

Unrealized gains(losses) arising during the period	(47)	(31)	(1,777)	(1,173)	2,018	1,332	194	128
Reclassification adjustment for (gains)losses included in net income	38	25	655	432	(430)	(284)	263	173

December 31, 2002 accumulated unrealized gain(loss)	(64)	(42)	(1,826)	(1,205)	2,685	1,772	795	525

Unrealized gains(losses) arising during the period	(4)	(2)	(240)	(158)	1,796	1,185	1,552	1,025
Reclassification adjustment for (gains)losses included in net income	37	24	781	515	(488)	(322)	330	216

December 31, 2003 accumulated unrealized gain(loss)	(31)	(20)	(1,285)	(848)	3,993	2,635	2,677	1,767

Unrealized gains(losses) arising during the period	—	—	52	34	166	110	218	144
Reclassification adjustment for (gains)losses included in net income	31	20	638	421	(266)	(176)	403	265

December 31, 2004 accumulated unrealized gain (loss)	$—	$—	$(595)	$(393)	$3,893	$2,569	$3,298	$2,175

Note 13. Financial Derivatives

        As part of managing interest rate risk, the Bank has entered into interest rate swap agreements as vehicles to partially hedge cash flows associated with interest expense on variable rate deposit accounts. Under the swap agreements, the Bank receives a variable rate and pays a fixed rate. Such agreements are generally entered into with counterparties that meet established credit standards and most contain collateral provisions protecting the at-risk party. The Bank considers the credit risk inherent in these contracts to be negligible. Interest rate swap agreements derive their value from underlying interest rates. These transactions involve both credit and market risk. The notional amounts are amounts on which calculations, payments, and the value of the derivative are based. The notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any. Such difference, which represents the fair value of the swap is reflected on the Corporation's balance sheet.

        The Corporation is exposed to credit-related losses in the event of nonperformance by the counterparty to these agreements. The Corporation controls the credit risk of its financial contracts through credit approvals, limits and monitoring procedures, and does not expect the counterparty to fail its obligations.

        The primary focus of the Corporation's asset/liability management program is to monitor the sensitivity of the Corporation's net portfolio value and net income under varying interest rate scenarios to take steps to control its risks. On a quarterly basis, the Corporation simulates the net portfolio value and net interest income expected to be earned over a twelve-month period following the date of simulation. The simulation is based upon projection of market interest rates at varying levels and estimates the impact of such market rates on the levels of interest-earning assets and interest-bearing liabilities during the measurement period. Based upon the outcome of the simulation analysis, the Corporation considers the use of derivatives as a means of reducing the volatility of net portfolio value and projected net income within certain ranges of projected changes in interest rates. The Corporation evaluates the effectiveness of entering into any derivative instrument agreement by measuring the cost of such an agreement in relation to the reduction in net portfolio value and net income volatility within an assumed range of interest rates.

        Information regarding the interest rate swaps as of December 31, 2004 follows: (Amounts in thousands)

		Interest Rate			Amount Expected to be Expensed into Earnings within next 12 Months
Notional Amount	Maturity Date			Fair Value
		Fixed	Variable
$5,000	7/11/08	5.36%	2.27%	$(319)	$155
$10,000	5/18/06	4.88%	2.27%	$(276)	$261

        Derivatives with a positive fair value are reflected as other assets in the balance sheet while those with a negative fair value are reflected as other liabilities.

Note 14. Employee Benefit Plans

        The Bank has a 401(k) plan covering substantially all employees of F&M Trust who have completed one year and 1000 hours of service. In 2004, employee contributions to the plan were matched at 100% up to 3% of each employee's deferrals plus 50% of the next 2% of deferrals from participants' eligible compensation. In addition, a 100% discretionary profit sharing contribution of up to 2% of each employee's eligible compensation was possible provided net income targets were achieved. The Personnel Committee of the Corporation's Board of Directors approves the established net income targets annually. Under this plan, the maximum amount of employee contributions in any given year is defined by Internal Revenue Service regulations. The related expense for the 401(k) plan and the profit sharing plan, as approved by the Board of Directors, was approximately $220 thousand in 2004 and $208 thousand in 2003 and 2002.

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

        Pension Plan asset classes include cash, fixed income securities and equities. The fixed income portion is comprised of Government Bonds, Corporate Bonds and Taxable Municipal Bonds; the equity portion is comprised of financial institution equities and individual corporate equities across a broad range of sectors. Investments are made on the basis of sound economic principles and in accordance with established guidelines. Target allocations of fund assets measured at fair value are as follows: fixed income, a range of 25% to 45%; equities, a range of 55% to 75% and cash as needed. At December 31, 2004, fixed income investments accounted for 22% of total Plan assets, equities accounted for 73% and cash accounted for 5%.

        On a regular basis, the Pension and Benefits Committee (the "Committee") monitors the percent allocation to each asset class. Due to changes in market conditions, the asset allocation may vary from time to time. The Committee is responsible to direct the rebalancing of Plan assets when allocations are not within the established guidelines and to ensure that such direction is effected.

        Specific guidelines for fixed income investments are that no individual bond shall have a rating of less than an A as rated by Standard and Poor and Moodys at the time of purchase. If the rating subsequently falls below an A rating, the Committee, at its next quarterly meeting, will discuss the merits of retaining that particular security. Allowable securities include obligations of the US Government and its agencies, CDs, commercial paper, corporate obligations and insured taxable municipal bonds.

        General guidelines for equities are that a diversified common stock program is used and that diversification patterns can be changed with the ongoing analysis of the outlook for economic and financial conditions. Specific guidelines for equities include a sector cap and an individual stock cap. The guidelines for the sector cap direct that because the Plan sponsor is a bank, a significantly large exposure to the financial sector is permissible; therefore, there is no sector cap for financial equities. All other sectors are limited to 25% of the equity component. The individual stock cap guidelines direct that no one stock may represent more than 5% of the total equity portfolio.

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

        The following table sets forth the plan's funded status at December 31, 2004, based on the September 30, 2004 actuarial valuation together with comparative 2003 amounts:

	For the years ended December 31
	2004	2003	2002
	(Amounts in thousands)
Change in projected benefit obligation
Benefit obligation at beginning of measurement year	$10,671	$9,261	$8,919
Service cost	383	322	304
Interest cost	680	633	610
Actuarial loss (gain)	656	887	(153)
Benefits paid	(469)	(432)	(419)

Benefit obligation at end of measurement year	11,921	10,671	9,261

Change in plan assets
Fair value of plan assets at beginning of measurement year	9,961	8,738	10,310
Actual return on plan assets net of expenses	1,194	1,655	(1,153)
Employer contribution	293	—	—
Benefits paid	(469)	(432)	(419)

Fair value of plan assets at end of year	10,979	9,961	8,738

Reconciliation of Funded Status to recognized amount
Funded Status	(942)	(710)	(523)
Unrecognized net actuarial loss	2,155	1,817	1,733
Unrecognized prior service cost	150	176	201

Prepaid pension cost recognized	$1,363	$1,283	$1,411

	For the years ended December 31
	2004	2003	2002
Components of net periodic pension cost
Service cost	$383	$322	$304
Interest cost	680	633	610
Expected return on plan assets	(875)	(853)	(988)
Amortization of prior service cost	25	25	25
Recognized net actuarial gain	—	—	(104)

Net periodic pension cost (income)	$213	$127	$(153)

Additional information
Assumptions used to determine benefit obligations as of measurement date:
Discount rate	6.00%	6.50%	7.00%
Rate of compensation increase	5.00%	5.00%	5.00%
Assumptions used to determine net periodic benefit cost:
Discount rate	6.50%	7.00%	7.00%
Expected long-term return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	5.00%	5.00%	5.00%
Asset allocations as of measurement date:
Equity securities	71%	69%	60%
Debt securities	23%	26%	36%
Other	6%	5%	4%

Total	100%	100%	100%

        Equity securities include the Corporation's common stock in the amounts of $78 thousand (0.7% of total plan assets) and $73 thousand (0.7% of total plan assets) at September 30, 2004, and September 30, 2003, respectively

Contributions

        The Bank expects to contribute $0 to its pension plan in 2005

Estimated future benefit payments (in thousands)

2005	$445
2006	501
2007	544
2008	625
2009	664
2010-2014	3,912

$6,691

Note 15. Stock Purchase Plan

        In 2004, the Corporation adopted the Employee Stock Purchase Plan of 2004 (ESPP). This plan replaces the ESPP of 1994 that expired in 2004. Under the ESPP of 2004, options for 250,000 shares of stock can be issued to eligible employees. The number of shares that can be purchased by each participant is defined by the plan and the Board of Directors sets the option price. However, the option price cannot be less than less than 90% of the fair market value of a share of the Corporation's common stock on the date the option is granted. The Board of Directors also determines the expiration date of the options; however, no option may have a term that exceeds one year from the grant date. Any shares related to unexercised options are available for future grant. As of December 31, 2004 there are 227,838 shares available for future grants.

        In 2002, the Corporation adopted the Incentive Stock Option Plan of 2002 (ISOP). Under the ISOP, options for 250,000 shares of stock can be issued to selected Officers, as defined in the plan. The number of options available to be awarded to each eligible Officer is determined by the Board of Directors, but is limited with respect to the aggregate fair value of the options as defined in the plan. The exercise price of the option shall be equal to the fair value of a share of the Corporation's common stock on the date the option is granted. The options have a life of ten years and may be exercised only after the optionee has completed six months of continuous employment with the Corporation or its Subsidiary immediately following the grant date, or upon a change of control as defined in the plan. As of December 31, 2004 there are 198,187 shares available for future grants.

	ESSP Options	Weighted Average Price Per Share
Balance at December 31, 2001	26,640	$17.31
Granted	24,675	19.30
Exercised	(9,455)	17.36
Expired	(17,444)	17.31

Balance at December 31, 2002	24,416	19.30
Granted	22,376	22.98
Exercised	(11,553)	19.74
Expired	(14,268)	19.30

Balance at December 31, 2003	20,971	22.98
Granted	22,162	23.43
Exercised	(6,277)	23.02
Expired	(15,257)	22.98

Balance at December 31, 2004	21,599	$23.43

	ISOP Options	Weighted Average Price Per Share
Balance at December 31, 2001	—	—
Granted	21,250	$20.00
Forfeited	(1,875)	20.00

Balance at December 31, 2002	19,375	20.00
Granted	9,688	21.42
Exercised	(2,815)	20.47

Balance at December 31, 2003	26,248	20.47
Granted	22,750	27.68

Balance at December 31, 2004	48,998	$23.82

        The ESPP and ISOP options outstanding at December 31, 2004 are all exercisable. The ESPP options expire on June 30, 2005 and the ISOP options expire 10 years from the grant date. The weighted average remaining life of the ISOP options at December 31, 2004 was 8.3 years.

Note 16. Deferred Compensation Agreement

        The Corporation has entered into deferred compensation agreements with its directors and one prior officer which provide for the payment of benefits over a ten-year period, beginning at age 65. At inception, the present value of the obligations under these deferred compensation agreements amounted to approximately $600 thousand, which is being accrued over the estimated remaining service period of these officers and directors. These obligations are partially funded through life insurance covering these individuals. Expense associated with the agreements was $52 thousand for 2004, $39 thousand for 2003 and $36 thousand for 2002.

Note 17. Shareholders' Equity

        On September 9, 2004, the Board of Directors authorized the repurchase of up to 75,000 shares of the Corporation's $1.00 par value common stock over a twelve-month period ending in September 2005. The common shares of the Corporation will be purchased in the open market or in privately negotiated transactions. The Corporation uses the repurchased common stock (Treasury stock) for general corporate purposes including stock dividends and splits, employee benefit and executive compensation plans, and the dividend reinvestment plan. The Corporation repurchased no shares in 2004 under this program. On March 6, 2003, the Board of Directors authorized a similar plan over a twelve-month period that ended in March 2004. The Corporation repurchased no shares in 2003 or 2004 under this program. At December 31, 2004 and 2003, the Corporation held Treasury shares totaling 435,569 and 353,441 respectively, that were acquired through Board authorized stock repurchase programs.

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

        Unless noted otherwise, the Bank does not require collateral or other security to support financial instruments with credit risk. The Bank had the following outstanding commitments as of December 31:

	2004	2003
	(Amounts in thousands)
Financial instruments whose contract amounts represent credit risk:
Commercial commitments to extend credit	$60,438	$58,265
Consumer commitments to extend credit (secured)	25,829	23,134
Consumer commitments to extend credit (unsecured)	4,076	3,952

	$90,343	$85,351

Standby letters of credit	$5,925	$1,742

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

        Standby letters of credit are instruments issued by the Bank which guarantee the beneficiary payment by the Bank in the event of default by the Bank's customer in the nonperformance of an obligation or service. Most standby letters of credit are extended for one-year periods. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral supporting those commitments for which collateral is deemed necessary primarily in the form of certificates of deposit and liens on real estate. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of December 31, 2004 and 2003 for guarantees under standby letters of credit issued is not material.

        Most of the Bank's business activity is with customers located within Franklin and Cumberland County, Pennsylvania and surrounding counties and does not involve any significant concentrations of credit to any one entity or industry.

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

Investment securities:

        For debt and marketable equity securities available for sale, fair values are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. The carrying value of restricted stock approximates its fair value due to redemption provisions.

Loans, net and Loans Held for Sale:

        The fair value of fixed-rate loans is estimated for each major type of loan (e.g. real estate, commercial, industrial and agricultural and consumer) by discounting the future cash flows associated with such loans using rates currently offered for loans with similar terms to borrowers of comparable credit quality. The model considers scheduled principal maturities, repricing characteristics, prepayment assumptions and interest cash flows. The discount rates used are estimated based upon consideration of a number of factors including the treasury yield curve, expense and service charge factors. For variable rate loans that reprice frequently and have no significant change in credit quality, carrying values approximate the fair value.

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

Derivatives:

        The fair value of the interest rate swaps is based on amounts required to settle the contracts.

Off balance sheet financial instruments:

        Outstanding commitments to extend credit and commitments under standby letters of credit include fixed and variable rate commercial and consumer commitments. The fair value of the commitments is estimated using the fees currently charged to enter into similar agreements.

        The estimated fair value of the Corporation's financial instruments at December 31 are as follows:

	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Amounts in thousands)
Financial assets:
Cash and equivalents	$10,209	$10,209	$15,616	$15,616
Investment securities available for sale and restricted stock	166,521	166,521	158,134	158,134
Loans held for sale	6,739	6,739	12,113	12,113
Net Loans	343,130	345,245	330,196	342,796
Accrued interest receivable	2,732	2,732	2,470	2,470
Mortgage servicing rights	1,314	1,314	1,029	1,029
Financial liabilities:
Deposits	$399,896	$399,778	$372,431	$376,125
Securities sold under agreements to repurchase	41,808	41,808	38,311	38,311
Short term borrowings	9,200	9,200	25,200	25,200
Long term debt	52,359	55,567	56,467	65,160
Accrued interest payable	1,171	1,171	1,027	1,027
Interest rate swaps	595	595	1,285	1,285
Off Balance Sheet financial instruments:
Commitments to extend credit	—	—	—	—
Standby letters-of-credit	—	—	—	—

Note 20. Parent Company (Franklin Financial Services Corporation) Financial Information

Balance Sheets

	December 31
	2004	2003
	(Amounts in thousands)
Assets:
Due from bank subsidiary	$38	$120
Investment securities	3,501	6,273
Equity investment in subsidiaries	46,553	43,792
Premises	159	159
Other assets	4,612	1,705

Total assets	$54,863	$52,049

Liabilities:
Deferred tax liability	$220	$191
Other liabilities	—	—

Total liabilities	220	191
Shareholders' equity	54,643	51,858

Total liabilities and shareholders' equity	$54,863	$52,049

Statements of Income

	Years ended December 31
	2004	2003	2002
	(Amounts in thousands)
Income:
Dividends from Bank subsidiary	$3,532	$2,651	$6,959
Interest and dividend income	134	184	108
Gain on sale of securities	258	435	387
Other income	47	87	—

	3,971	3,357	7,454
Expenses:
Operating expenses	701	580	464

Income before equity in undistributed income of subsidiaries	3,270	2,777	6,990
Equity in (excess of) undistributed income of subsidiaries	1,922	3,063	(1,417)

Net income	$5,192	$5,840	$5,573

Statements of Cash Flows

	Years ended December 31
	2004	2003	2002
	(Amounts in thousands)
Cash flows from operating activities
Net income	$5,192	$5,840	$5,573
Adjustments to reconcile net income to net cash provided by operating activities:
(Equity in) excess of undistributed income of subsidiary	(1,922)	(3,063)	1,417
Depreciation	—	—	8
Securities gains	(258)	(435)	(387)
Decrease (increase) in due from bank subsidiary	82	(102)	35
(Increase) decrease in other assets	(195)	12	(47)
(Decrease) in other liabilities	—	(5)	(12)
Other, net	30	1	25

Net cash provided by operating activities	2,929	2,248	6,612

Cash flows from investing activities
Proceeds from sales of investment securities	623	1,621	1,060
Purchase of investment securities	(249)	(900)	(3,647)
Investment in subsidiary	(488)	(360)	—
Purchase of equity investment	—	(157)	(114)

Net cash (used in) provided by investing activities	(114)	204	(2,701)

Cash flows from financing activities
Dividends paid	(2,950)	(2,737)	(3,194)
Common stock issued under stock option plans	144	285	177
Cash paid in lieu of fractional shares on stock split	(9)	—	—
Purchase of treasury shares	—	—	(894)

Net cash used in financing activities	(2,815)	(2,452)	(3,911)

Increase in cash and cash equivalents	—	—	—
Cash and cash equivalents as of January 1	—	—	—

Cash and cash equivalents as of December 31	$—	$—	$—

Note 21. Quarterly Results of Operations

        The following is a summary of the quarterly results of consolidated operations of Franklin Financial for the years ended December 31, 2004 and 2003:

	Three months ended
2004
	March 31	June 30	September 30	December 31
	(Amounts in thousands, except per share)
Interest income	$5,992	$6,015	$6,252	$6,550
Interest expense	2,073	2,096	2,258	2,392

Net interest income	3,919	3,919	3,994	4,158
Provision for loan losses	240	240	160	240
Other noninterest income	1,654	1,597	1,796	1,780
Securities gains	105	19	80	62
Noninterest expense	3,918	4,003	3,983	4,092

Income before income taxes	1,520	1,292	1,727	1,668
Income taxes	251	169	310	285

Net Income	$1,269	$1,123	$1,417	$1,383

Basic earnings per share	$0.38	$0.33	$0.42	$0.41
Diluted earnings per share	$0.38	$0.33	$0.42	$0.41

	Three months ended
2003
	March 31	June 30	September 30	December 31
Interest income	$6,344	$6,317	$6,132	$6,091
Interest expense	2,437	2,315	2,180	2,125

Net interest income	3,907	4,002	3,952	3,966
Provision for loan losses	269	657	241	528
Other noninterest income	1,825	2,005	1,736	1,408
Securities gains	148	116	14	488
Noninterest expense	3,694	3,540	3,702	3,723

Income before income taxes	1,917	1,926	1,759	1,611
Income taxes	388	376	329	280

Net Income	$1,529	$1,550	$1,430	$1,331

Basic earnings per share	$0.46	$0.46	$0.42	$0.40
Diluted earnings per share	$0.46	$0.46	$0.42	$0.39

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A. Controls and Procedures

        The Corporation's Management, including the principal executive officer and principal financial officer, performed an evaluation of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures pursuant to SEC Rule 13a-15. Based upon that evaluation, the Corporation's principal executive officer and principal financial officer concluded that the Corporation's disclosure controls and procedures were effective as of December 31, 2004.

        The SEC, as directed by Section 404 of the Sarbanes-Oxley Act, adopted rules which require each public company to include a report by Management on the Corporation's internal control over financial reporting in its annual report on Form 10-K, which Management report must include an assessment by Management of the effectiveness of the Corporation's internal control over financial reporting. In addition, the Corporation's independent registered public accounting firm must attest to and report on Management's assessment of the effectiveness of the Corporation's internal control over financial reporting. As permitted under an applicable order of the SEC, Management's annual report on internal control over financial reporting and the related attestation report of the Corporation's independent registered public accounting firm are omitted from this filing and will be filed by amendment.

        There were no changes during the fourth quarter of 2004 in the Corporation's internal control over financial reporting which materially affected, or which are reasonably likely to affect, the Corporation's internal control over financial reporting.

Item 9B. Other Information

        None.

Part III

Item 10. Directors and Executive Officers of the Registrant

        The information related to this item is incorporated by reference to the material set forth under the headings "Information about Nominees and Continuing Directors" on Pages 4 though 9, and "Executive Officers" on Page 10 of the Corporation's Proxy Statement for the 2005 Annual Meeting of Shareholders.

Item 11. Executive Compensation

        The information related to this item is incorporated by reference to the material set forth under the headings "Compensation of Directors" on Page 10 and "Executive Compensation and Related Matters" on Pages 11 through 19 of the Corporation's Proxy Statement for the 2005 Annual Meeting of Shareholders, except that information appearing under the headings "Compensation Committee Report on Executive Compensation" on Pages 15 through 17 is not incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

        The information related to this item is incorporated by reference to the material set forth under the headings "Voting of Shares and Principal Holders Thereof" on Page 2, "Information about Nominees, Continuing Directors and Executive Officers" on Pages 6 through 8 of the Corporation's Proxy Statement for the 2005 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions

        The information related to this item is incorporated by reference to the material set forth under the heading "Transactions with Directors and Executive Officers" on Page 20 of the Corporation's Proxy Statement for the 2005 Annual Meeting of Shareholders.

Item 14. Principal Accounting Fees and Services

        The information related to this item is incorporated by reference to the material set forth under the headings "Relationship with Independent Public Accountants" on Page 21 of the Corporation's Proxy Statement for the 2005 Annual Meeting of Shareholders.

Part IV

Item 15. Exhibits, Financial Statement Schedules

  (a)
  The following documents are filed as part of this report:

  (1)
  The following Consolidated Financial Statements of the Corporation:

      Report of Independent Registered Public Accountant

      Consolidated Balance Sheets—December 31, 2004 and 2003,

      Consolidated Statements of Income—Years ended December 31, 2004, 2003 and 2002,

      Consolidated Statements of Changes in Shareholders' Equity—Years ended December 31, 2004, 2003 and 2002,

      Consolidated Statements of Cash Flows—Years ended December 31, 2004, 2003 and 2002,

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

  (c)
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

Dated: March 10, 2005

        Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles M. Sioberg Charles M. Sioberg	Chairman of the Board and Director	March 10, 2005
/s/ William E. Snell, Jr. William E. Snell, Jr.	President and Chief Executive Officer and Director	March 10, 2005
/s/ Mark R. Hollar Mark R. Hollar	Treasurer and Chief Financial Officer (Principal Financial And Accounting Officer)	March 10, 2005
/s/ Charles S. Bender II Charles S. Bender II	Director	March 10, 2005
/s/ G. Warren Elliott G. Warren Elliott	Director	March 10, 2005
/s/ Donald A. Fry Donald A. Fry	Director	March 10, 2005
/s/ Dennis W. Good, Jr. Dennis W. Good, Jr.	Director	March 10, 2005
/s/ Allan E. Jennings, Jr. Allan E. Jennings, Jr.	Director	March 10, 2005
/s/ H. Huber McCleary H. Huber McCleary	Director	March 10, 2005
/s/ Jeryl C. Miller Jeryl C. Miller	Director	March 10, 2005
Stephen E. Patterson	Director	March 10, 2005
/s/ Kurt E. Suter Kurt E. Suter	Director	March 10, 2005
Martha B. Walker	Director	March 10, 2005

Exhibit Index for the Year
Ended December 31, 2004

Item	Description
3.1	Articles of Incorporation of the Corporation.
Filed as Exhibit 3 to Form 10-Q Quarterly Report of the Corporation for the quarter ended September 30, 1999 and incorporated by reference.
3.2	Bylaws of the Corporation.
Filed as Exhibit 3 (i) to Current Report on Form 8-K filed on December 3, 1999 and incorporated herein by reference.
10.1	Deferred Compensation Agreements with Bank Directors.
Filed as Exhibit 10.1 to Form 10-K Annual Report of the Corporation for the year ended December 31, 2000 and incorporated herein by reference.
10.2	Director's Deferred Compensation Plan.
Filed as Exhibit 10.2 to Form 10-K Annual Report of the Corporation for the year ended December 31, 2000 and incorporated herein by reference.
21	Subsidiaries of Corporation
23.1	Consent of Beard Miller Company LLP
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certification
32.2	Section 1350 Certification

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
FRANKLIN FINANCIAL SERVICES CORPORATION FORM 10-K INDEX
Part I
  Item 1. Business
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
Part II
  Item 5. Market for Registrant's Common Equity and Related Shareholder Matters
Market and Dividend Information Bid Price Range Per Share
Shareholders' Information
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Table 2. Rate-Volume Analysis of Net Interest Income
Table 3. Analysis of Net Interest Income
Table 4. Investment Securities at Amortized Cost
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk
  Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Changes in Shareholders' Equity
Consolidated Statements of Cash Flows
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
Part III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accounting Fees and Services
Part IV
  Item 15. Exhibits, Financial Statement Schedules
SIGNATURES
Exhibit Index for the Year Ended December 31, 2004