Form 10-K/A
period 2004-12-31
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2005-05-02
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

AMENDMENT No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The aggregate market value of the 2,936,689 shares of the Registrant’s common stock held by nonaffiliates of the Registrant as of June 30, 2004  based on the price of such shares, was $76,353,914.

There were 3,370,818 outstanding shares of the Registrant’s common stock as of February 28, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive annual proxy statement dated March 29, 2005 are incorporated into Part III.

FRANKLIN FINANCIAL SERVICES CORPORATION

FORM 10-K/A

Explanatory Note

This Amendment No. 1 on Form 10-K/A amends Item 9A of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which was filed with the Securities and Exchange Commission on March 15, 2005 (the “Original Filing”).  The purpose of this amendment is to include Management’s Report on Internal Control Over Financial Reporting and the related Report of Independent Registered Public Accounting Firm. As a result of this amendment, the Corporation is re-filing with this Amendment No. 1 to Form 10-K the certifications required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Except as described above, this Form 10-K/A does not modify or update any other disclosures in the Original Filing.

This Amendment No. 1 to Form 10-K is filed pursuant to Securities and Exchange Commission Release No. 34-50754.

Item 9A. Controls and Procedures

The Corporation’s Management, including the principal executive officer and principal financial officer, performed an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to SEC Rule 13a-15.  Based upon that evaluation, the Corporation’s principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures were ineffective as of December 31, 2004, due to the material weakness noted below.

There were no changes during the fourth quarter of 2004 in the Corporation’s internal control over financial reporting which materially affected, or which are reasonably likely to affect, the Corporation’s internal control over financial reporting.

Management’s Report On Internal Control Over Financial Reporting

The Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  The Corporation’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency (as defined in Public Company Accounting Oversight Board Auditing Standard No. 2), or a combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by management or employees in the normal course of performing their assigned functions.

The Corporation, under the direction of its Chief Executive Officer and its Chief Financial Officer, conducted an evaluation of the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2004.  Management’s assessment identified a material weakness in the Corporation’s internal control over financial reporting because of ineffective controls related to the review of computations and methodology pertaining to a limited number of complex, non-routine transactions which could potentially aggregate to material misstatements in financial reporting.

In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).   Because of the material weakness described above, management believes that as of December 31, 2004, the Corporation did not maintain effective internal control over financial reporting based on those criteria.

In order to address the material weakness described above, the Corporation has taken the following remedial action:

Management will develop procedures to ensure that those complex, non-routine transactions identified in its evaluation of internal control have a sufficient level of review to ensure that the risk of misstatement is minimized.

The Corporation’s independent registered public accounting firm has issued an attestation report on management’s assessment of its internal control over financial reporting, which report is set forth below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Franklin Financial Services Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Franklin Financial Services Corporation (the Company) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weakness identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. The material weakness that has been identified and included in management’s assessment is ineffective controls related to the review of computations and methodology pertaining to a limited number of complex, non-routine transactions which could potentially aggregate to material misstatements in financial reporting.  This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated March 10, 2005 on those consolidated financial statements.

In our opinion, management’s assessment that Franklin Financial Services Corporation did not maintain effective internal control over financial reporting as of December 31, 2004 is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Franklin Financial Services Corporation has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We do not express an opinion or any other form of assurance on management’s statement referring to post year-end remediation to address the material weaknesses.

We have also audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Franklin Financial Services Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders equity, and cash flow for each of the three years in the period ended December 31, 2004 and our report dated March 10, 2005, expressed an unqualified opinion thereon.

/s/ Beard Miller Company LLP

Harrisburg, Pennsylvania
April 29, 2005

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRANKLIN FINANCIAL SERVICES CORPORATION

By:	/s/ William E. Snell, Jr.
William E. Snell, Jr.
President and Chief Executive Officer

Dated: April 29, 2005

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles M. Sioberg	Chairman of the Board	April 29, 2005
Charles M. Sioberg	and Director

/s/ William E. Snell, Jr.	President and Chief Executive	April 29, 2005
William E. Snell, Jr.	Officer and Director

/s/ Mark R. Hollar	Treasurer and Chief Financial	April 29, 2005
Mark R. Hollar	Officer (Principal Financial
And Accounting Officer)

/s/	Director	April 29, 2005
Charles S. Bender II

/s/ G. Warren Elliott	Director	April 29, 2005
G. Warren Elliott

/s/	Director	April 29, 2005
Donald A. Fry

/s/ Dennis W. Good, Jr.	Director	April 29, 2005
Dennis W. Good, Jr.

/s/ Allan E. Jennings, Jr.	Director	April 29, 2005
Allan E. Jennings, Jr.

/s/	Director	April 29, 2005
H. Huber McCleary

/s/ Jeryl C. Miller	Director	April 29, 2005
Jeryl C. Miller

	Director	April 29, 2005
Stephen E. Patterson

/s/ Kurt E. Suter	Director	April 29, 2005
Kurt E. Suter

	Director	April 29, 2005
Martha B. Walker

Item 15.  Exhibits, Financial Statement Schedules

23.2	Consent of Beard Miller Company LLP
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification