Form 10-Q
period 2005-03-31
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2005-05-10
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31,2005

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

Yes  ☒   No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

There were 3,366,313 outstanding shares of the Registrant’s common stock as of April 30, 2005.

Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	March 31	December 31
	2005	2004

Assets

Cash and due from banks	$12,956	$10,037
Interest bearing deposits in other banks and fed funds sold	6,995	172
Total cash and cash equivalents	19,951	10,209
Investment securities available for sale	160,709	162,659
Restricted stock	3,487	3,862
Loans held for sale	3,413	6,739
Loans	353,686	348,016
Allowance for loan losses	(4,937)	(4,886)
Net Loans	348,749	343,130
Premises and equipment, net	9,377	9,609
Bank owned life insurance	10,911	10,788
Other assets	16,538	16,272
Total Assets	$573,135	$563,268

Liabilities

Deposits
Demand (non-interest bearing)	$70,537	$65,025
Savings and Interest checking	230,328	217,629
Time	121,599	117,242
Total Deposits	422,464	399,896

Securities sold under agreements to repurchase	36,940	41,808
Short term borrowings	2,835	9,200
Long term debt	52,047	52,359
Other liabilities	4,622	5,362
Total Liabilities	518,908	508,625

Shareholders’ equity

Common stock $1 par value per share, 15,000 shares authorized with 3,806 shares issued and 3,366 and 3,370 shares outstanding at March 31, 2005 and December 31, 2004, respectively.	3,806	3,806
Capital stock without par value, 5,000 shares authorized with no shares issued or outstanding	—	—
Additional paid in capital	19,865	19,864
Retained earnings	36,337	35,723
Accumulated other comprehensive income	1,275	2,175
Treasury stock, 440 shares and 436 shares at cost at March 31, 2005 and December 31, 2004, respectively	(7,056)	(6,925)
Total shareholders’ equity	54,227	54,643

Total Liabilities and Shareholders’ Equity	$573,135	$563,268

The accompanying notes are an integral part of these financial statements

Consolidated Statements of Income

(Amounts in thousands, except per share data)

	For the Three Months Ended March 31
	2005	2004

Interest Income
Loans	$5,047	$4,724
Interest and dividends on investments:
Taxable interest	966	820
Tax exempt interest	443	393
Dividend income	68	54
Federal funds sold	42	—
Deposits and obligations of other banks	2	1
Total interest income	6,568	5,992

Interest Expense
Deposits	1,546	1,158
Securities sold under agreements to repurchase	215	67
Short term borrowings	44	69
Long term debt	713	779
Total interest expense	2,518	2,073
Net interest income	4,050	3,919
Provision for loan losses	106	240
Net interest income after provision for loan losses	3,944	3,679

Noninterest Income
Investment and trust services fees	688	644
Service charges and fees	728	698
Mortgage banking activities	168	173
Increase in cash surrender value of life insurance	123	125
Other income (loss)	(421)	14
Securities gains, net	155	105
Total noninterest income	1,441	1,759

Noninterest Expense
Salaries and benefits	2,383	2,028
Net occupancy expense	295	279
Furniture and equipment expense	189	193
Advertising	152	225
Legal & professional fees	197	111
Data processing	216	284
Pennsylvania bank shares tax	121	116
Other	673	682
Total noninterest expense	4,226	3,918
Income before Federal income taxes	1,159	1,520
Federal income tax expense (benefit)	(230)	251
Net income	$1,389	$1,269

Per share data
Basic earnings per share	$0.41	$0.38
Diluted earnings per share	$0.41	$0.38
Cash dividends paid	$0.23	$0.21

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

for the three months ended  March 31, 2005 and 2004

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
(Dollars in thousands, except per share data)	Stock	Capital	Earnings	Income	Stock	Total

Balance at December 31, 2003	$3,045	$19,819	$34,251	$1,767	$(7,024)	$51,858

Comprehensive income:
Net income	—	—	1,269	—	—	1,269
Unrealized gain on securities, net of reclassification adjustments	—	—	—	1,229	—	1,229
Unrealized loss on hedging actvities, net of reclassification adjustments	—	—	—	(36)	—	(36)
Total Comprehensive income						2,462
25% stock dividend	762	—	(762)	—	—	—
Cash dividends declared, $.21 per share	—	—	(700)	—	—	(700)
Common stock issued under stock option plans	—	9	—	—	21	30
Balance at March 31, 2004	$3,807	$19,828	$34,058	$2,960	$(7,003)	$53,650

Balance at December 31, 2004	$3,806	$19,864	$35,723	$2,175	($6,925)	$54,643

Comprehensive income:
Net income	—	—	1,389	—	—	1,389
Unrealized loss on securities, net of reclassification adjustments	—	—	—	(1,057)	—	(1,057)
Unrealized gain on hedging actvities, net of reclassification adjustments			—	157		157
Total Comprehensive income						489

Cash dividends declared, $.23 per share	—	—	(775)	—	—	(775)
Acquisition of 5,000 shares of treasury stock	—	—	—	—	(134)	(134)
Common stock issued under stock option plans	—	1	—	—	3	4
Balance at March 31, 2005	$3,806	$19,865	$36,337	$1,275	$(7,056)	$54,227

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows

	For the Three Months Ended March 31
(Amounts in thousands)	2005	2004

Cash flows from operating activities
Net income	$1,389	$1,269
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	287	280
Net amortization of investment securities	109	142
Amortization and write down of mortgage servicing rights	21	113
Provision for loan losses	106	240
Securities gains, net	(155)	(105)
Loans originated for sale	(22,280)	(46,825)
Proceeds from sale of loans	25,683	41,929
Gain on sales of loans	(77)	(226)
Increase in cash surrender value of life insurance	(123)	(125)
Increase in interest receivable and other assets	(206)	(210)
Increase in interest payable and other liabilities	38	680
Other , net	47	153
Net cash provided (used) by operating activities	4,839	(2,685)

Cash flows from investing activities
Proceeds from sales of investment securities available for sale	375	292
Proceeds from maturities of investment securities available for sale	10,965	4,821
Net decrease (increase) in restricted stock	375	(277)
Purchase of investment securities available for sale	(10,944)	(1,308)
Net increase in loans	(5,747)	(232)
Investment in joint venture	(186)	—
Capital expenditures	(53)	(423)
Net cash (used) provided by investing activities	(5,215)	2,873

Cash flows from financing activities
Net increase in demand deposits, NOW accounts and savings accounts	18,211	4,686
Net increase in certificates of deposit	4,357	511
Net decrease in short term borrowings	(11,233)	(6,844)
Long term debt payments	(312)	(297)
Dividends paid	(775)	(700)
Common stock issued under stock option plans	4	30
Purchase of treasury shares	(134)	—
Net cash provided (used) by financing activities	10,118	(2,614)

Increase (decrease) in cash and cash equivalents	9,742	(2,426)
Cash and cash equivalents as of January 1	10,209	15,616

Cash and cash equivalents as of March 31	$19,951	$13,190

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2005, and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Corporation’s 2004 Annual Report on Form 10-K.  The results of operations for the period ended March 31, 2005 are not necessarily indicative of the operating results for the full year.

For purposes of reporting cash flows, cash and cash equivalents include Cash and due from banks, Interest-bearing deposits in other banks and Federal funds sold.  Generally, Federal funds are purchased and sold for one-day periods.

Earnings per share is computed based on the weighted average number of shares outstanding during each period end.  A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

	For the quarter ended
	March 31
(Amounts in thousands)	2005	2004

Weighted average shares outstanding (basic)	3,371	3,365
Impact of common stock equivalents, primarily stock options	10	16

Weighted average shares outstanding (diluted)	3,381	3,381

Note 2 – Comprehensive Income

The components of other comprehensive income (loss) are as follows:

	Three months ended
	March 31
(Amounts in thousands)	2005	2004

Investment Securities:
Unrealized holding (losses) gains arising during the period	$(1,447)	$1,967
Reclassification adjustments for gains included in net income	(155)	(105)

Cash-flow Hedges:
Unrealized holding gains (losses) arising during the period	145	(250)
Reclassification adjustments for losses included in net income	93	196
Other comprehensive (loss) income	(1,364)	1,808
Tax effect	464	(615)
Other comprehensive (loss) income,net of tax	$(900)	$1,193

Note 3 – Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Bank, generally, holds collateral and/or personal guarantees supporting these commitments.  The Bank had $5.7 million standby letters of credit of as of March 31, 2005 and $5.9 million as of December 31, 2004. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.

Note 4 – Stock Based Compensation

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

		Three Months Ended
		March 31
(Amounts in thousands, except per share)		2005	2004

Net Income:	As reported	$1,389	$1,269
	Compensation not expensed, net of tax	(27)	(26)
	Proforma	$1,362	$1,243

Basic earnings per share:	As reported	$.41	$0.38
	Proforma	.40	0.37

Diluted earnings per share:	As reported	$.41	$0.38
	Proforma	.40	0.37

Note 5 – Pensions

The components of pension expense for the periods presented are as follows:

	Three months ended
	March 31
(Amounts in thousands)	2005	2004
Components of net periodic Benefit cost:
Service cost	$107	$96
Interest cost	175	170
Expected return on plan assets	(218)	(219)
Amortization of prior service cost	146	6
Net periodic benefit cost	$210	$53

Note 6 – Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123 (R), “Share-Based Payment.”  Statement No. 123(R) revised Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance.  Statement No. 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions).  The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued.  Compensation cost will be recognized over the period that an employee provides services in exchange for the award.

This statement was to be effective July 1, 2005. However, in April 2005, the SEC issued guidance that delayed the implementation date to the beginning of the next fiscal year that begins after June 15, 2005. Accordingly, the Corporation will apply this statement for the first quarter of 2006.  The impact to the Corporation will be dependent upon the nature and quantity of stock-based compensation granted in future periods.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), “Share-Based Payment”, providing guidance on option valuation  methods, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R), and the disclosures in MD&A subsequent to the adoption. The Company will provide SAB No.107 required disclosures upon adoption of SFAS No. 123(R) in the first quarter of 2006.

Management’s Discussion and Analysis of

Results of Operations and Financial Condition

For the Three Month Periods

Ended March 31, 2005 and 2004

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

Critical Accounting Policies

Management has identified critical accounting policies for the Corporation to include Allowance for Loan Losses, Mortgage Servicing Rights, Financial Derivatives, Temporary Investment Impairment and Stock-based Compensation. There were no new critical accounting policies adopted during the interim period nor were there any changes to the critical accounting policies disclosed in the 2004 Annual Report on Form 10-K in regards to application or related judgements and estimates used.  Please refer to Item 7 on pages 9 - 12 of the Corporation’s 2004 Annual Report on Form 10-K for a more detailed disclosure of the critical accounting policies.

Results of Operations

Summary

The Corporation reported net income for the quarter ended March 31, 2005 of $1.4 million.  This is a 9.5% increase when compared to net income of $1.3 million for the first quarter of 2004.  Diluted earnings per share also increased from $.38 in 2004 to $.41 in 2005.  Net interest income increased $131 thousand, the provision for loan losses decreased $134 thousand, noninterest income fell by $318 thousand and noninterest expense increased $308 thousand quarter versus quarter.

Other key performance ratios as of, or for the three months ended March 31 are listed below:

	2005	2004
Return on average equity (ROE)	10.17%	9.52%
Return on average assets (ROA)	.98%	.91%
Nonperforming assets / total assets	.14%	.38%
Allowance for loan loss as % of loans	1.40%	1.29%
Net charge-offs (recovery) / average loans	.06%	(.02)%

A more detailed discussion of the operating results for the three months ended March 31, 2005, follows:

Net Interest Income

Comparison of the three months ending March 31, 2005 to the three months ending March 31, 2004:

Net interest income for the first quarter of 2005 was $4.1 million, a slight increase from $3.9 million in the first quarter of 2004.  Interest income increased $576 thousand from $6.0 million in 2004 to $6.6 million in 2005.  This was primarily the result of an increase in interest income on loans of $323 thousand and an increase of $210 thousand in interest income on investment securities. The biggest factor influencing the increase in interest income was the raise in short-term interest rates during 2004 and into the first quarter of 2005.  To a lesser extent, the growth in average interest-earning assets was also a contributing factor.

Interest expense was $2.5 million for the first quarter of 2005 as compared to $2.1 million for the first quarter of 2004.  Interest expense increased $388 thousand on deposits and $148 thousand on securities sold under agreements to repurchase.  These increases were partially offset by a decrease in interest expense on short and long-term borrowings from the Federal Home Loan Bank of Pittsburgh as the average outstanding balance of these categories decreased from 2004 to 2005.  Overall, the increase in short-term interest rates from 2004 to 2005 was the primary factor causing the increase in total interest expense.

Starting in mid-year 2004, the Federal Reserve began to increase short-term interest rates. The federal funds rate increased from 1.00% in 2004 to 2.75% by March 31, 2005.  The prime rate also increased from 4.00% to 5.75%.  These rate increases helped increase the yield on earning assets from 4.99% in 2004 to 5.31% in 2005.  However, the cost of interest-bearing liabilities also increased from 1.74% to 2.23%.  While the interest spread decreased from 3.25% to 3.08% from 2004 to 2005, the net interest margin remained level at 3.32%

Provision for loan losses

The Corporation charged $106 thousand against earnings for loan losses for the first quarter of 2005 versus $240 thousand for the same period one-year prior.   Net charge-offs during the first quarter of 2005 were $54 thousand compared to a net-recovery of $322 thousand during the first quarter of 2004 that was the result of a large recovery during the quarter.  An improvement in asset quality, as measured by the nonperforming assets to total assets ratio, contributed to the reduction in the provision expense.  The ratio of nonperforming assets to total assets fell from .38% at March 31, 2004 to .14% at March 31, 2005. For more information concerning nonperforming loans, refer to the Loan Quality discussion.

Noninterest Income

Comparison of the three months ending March 31, 2005 to the three months ending March 31, 2004:

Noninterest income, excluding securities gains, for the first quarter of 2005 was $1.3 million versus $1.7 million for the first quarter of 2004.   This decrease is primarily the result of a $302 thousand write-down on the Bank’s investment in a mortgage banking joint venture that is accounted for using the equity method of accounting.  During the first quarter of 2005, the mortgage banking company ceased operations.  Negotiations continue between the investors with regard to final disposition of the company’s assets.

Noninterest income from other banking operations showed an increase over the prior year.  Investment and trust service fees increased $44 thousand from the first quarter of 2004. An increase in trust assets under management from $352.7 million to $408.9 million helped contribute to the increase in fee income.  Other service charges and fees were $728 thousand for the first quarter of 2005, compared to $698 thousand for the first quarter of 2004.  An increase in ATM fees and debit card fee income were the primary reasons for the increase during 2005.  Loan fees and income from mortgage banking activities remained virtually unchanged from 2004.  While mortgage banking fees were flat, the mix of fee income was different in 2005 when compared to 2004. During 2005, previously recognized impairment charges on mortgage servicing rights were reversed ($73 thousand) versus an impairment charge of  $65 thousand during the first quarter of 2004. Conversely, gains on sales of mortgages fell by $149 thousand when compared to the first quarter of 2004.    Securities gains were $155 thousand in 2005 versus $105 thousand in 2004.  Of the securities gains in 2005, $56 thousand was the result of a merger that required a cash settlement.

Noninterest Expense

Comparison of the three months ending March 31, 2005 to the three months ending March 31, 2004:

Noninterest expense for the first quarter of 2005 was $4.2 million.  This is an increase of $308 thousand (7.9%) over the 2004 expense of $3.9 million.  Salaries and benefits expense increased $355 thousand quarter over quarter. Salary expense for the quarter was up $76 thousand from 2004 and increases in other benefit expenses such as health insurance ($95 thousand), and pensions ($111 thousand) were other significant contributors to the increase.  Included in the health insurance and pension costs for the quarter was a one-time nonrecurring charge totaling $130 thousand for a severance agreement. Advertising and data processing expenses for the quarter are both less than what was recognized in 2004.  During 2004, additional advertising costs were incurred for the opening of a new community office and the change to a new media placement company that resulted in a one-month acceleration of normal advertising expenses.  These events did not occur in 2005; therefore, less expense was recognized in 2005. Data processing costs for the quarter were reduced by $60 thousand as the result of a credit provided by the Bank’s core system processor as an incentive to renew its contract for three years.   Legal and professional fees increased $86 thousand, or 77.5% as a result of additional expenses incurred for compliance with the implementation of Sarbanes-Oxley Section 404.

The Corporation recorded a credit to income tax expense for the first quarter of 2005 of $230 thousand, versus income tax expense of $251 thousand for the first quarter of 2004.  During the first quarter of 2005, the Corporation reversed income tax expense when it became apparent that an accrual for additional taxes was no longer warranted. This reversal is expected to be a non-recurring event.   All taxable income for the Corporation is taxed at a rate of 34%.

Financial Condition

Total assets were $573.1 million at March 31, 2005. This is an increase of $9.9 million (1.8%) from total assets of $563.3 million at December 31, 2004.  Interest bearing deposits and federal funds sold increased $6.8 million from year-end, while investment securities fell by approximately $2.0 million.  Loans held-for-sale decreased by $3.3 million during the quarter. The Bank provided funding for loans produced by its joint venture mortgage banking company. Because this company discontinued operation in the first quarter, new loan production ended.  As a result, loans held-for-sale have decreased as the remaining loans are sold to the secondary market.  The remaining will be sold prior to the end of the second quarter of 2005. The loan portfolio grew by $5.7 million during the quarter to $353.7 million at March 31, 2005. Strong growth in commercial loans ($10.4 million) was offset by a decrease in mortgage loans ($4.7 million) as mortgage activity has decreased and the Bank has decided to reduce the amount of fixed rate mortgages it holds. The Bank is pleased with the growth in commercial loans as it reflects positively on the initiative put in place by Management to generate commercial loan growth.

Total deposits grew by $22.6 million (5.6%) from $399.9 million on December 31, 2004 to $422.5 million on March 31, 2005. Nearly all deposit categories have increased since year-end.   Money market accounts have increased by $9.9 million (12.4%) from December 31, 2004 to $90.4 million at March 31, 2005.  The money market product has become a very attractive product for customers as short-term interest rates continued to rise during the first quarter of 2005.  Demand deposit accounts also experienced nice growth during the quarter, with a balance of $70.5 million at quarter end.  This balance is $5.5 million (8.5%) greater than at year-end 2004.  Securities sold under agreements to repurchase decreased during the quarter.  However, this decline appears to be temporary as the balance of this account has rebounded since the end of the first quarter.  Short-term borrowings have decreased since the Bank is no longer funding loans held-for-sale originated by the joint venture mortgage banking company.

Total shareholders’ equity recorded a net decrease of $416 thousand to $54.2 million at March 31, 2005 from $54.6 million at December 31, 2004.  Two things offset net income and drove the decrease in shareholders’ equity. First, cash dividends declared in the first three months were $775 thousand. Secondly, other comprehensive income, primarily unrealized losses on securities decreased by $900 thousand during the first quarter.   The Corporation repurchased 5,000 shares of its common stock to be held as Treasury shares during the quarter.

Capital adequacy is currently defined by regulatory agencies through the use of several minimum required ratios.  At March 31, 2005, the Corporation was well capitalized as defined by the banking regulatory agencies.  The Corporation’s total risk-based, Tier 1 risk-based and Tier 1 leverage ratios at March 31, 2005 were 14.59%, 13.32% and 9.22%, respectively.

Loan Quality

Nonperforming loans decreased slightly during the first quarter from $942 thousand at year-end 2004 to $801 thousand at March 31, 2005.   The nonperforming loans to total loans ratio also fell from .27% to .23% over the same period.  Included in nonperforming loans at March 31, 2005 were nonaccrual loans totaling $384 thousand and loans past due 90 days or more totaling $417 thousand. The Corporation held no foreclosed real estate on March 31, 2005.  Nonperforming assets represented .14% of total assets at March 31, 2005 compared to .17% at December 31, 2004.

The ratio of net charge-offs (annualized) to average loans was .06% for the three months ended March 31, 2005.  This compares to a net recovery ratio of .02% for the first quarter of 2004.  The net recovery position during the first quarter of 2004 was the result of one significant recovery made during the quarter.

The allowance for loan losses remained virtually unchanged at $4.9 million at March 31, 2005 and December 31, 2004.   Likewise, the allowance as a percentage of total loans remained unchanged at 1.40%.  The allowance provided coverage for nonperforming loans at a rate of approximately 6.2 times at March 31, 2005.

Economy:

The Corporation has identified Franklin and Cumberland Counties as its primary market areas. Franklin County’s unemployment rate continues to remain one of the lowest in the state. The February 2005 unemployment rate for the Franklin County was 3.4% (seasonally adjusted) down from 3.9% in December 2004, according to data released by the Pennsylvania Department of Labor and Industry. Cumberland County’s unemployment rate remained low at 4.0% for February 2005, despite the closing of a larger manufacturer during the quarter.  The Corporation also continues to watch the actions of the Federal Reserve Open Market Committee as it contemplates additional short-term rate increases.  Short-term rates have increased .25% during the quarter and many economists believe rates will continue to rise throughout the remainder of the year.

Liquidity

The Corporation’s liquidity ratio (net cash, short-term and marketable assets divided by net deposits and short-term liabilities) was 32% at March 31, 2005 compared with 30% at December 31, 2004.  The Corporation has the ability to borrow funds from the Federal Home Loan Bank of Pittsburgh (FHLB), if necessary, to enhance its liquidity position.  At March 31, 2005, the funding available to the Corporation from FHLB was $150.1 million. In addition to the funding available through FHLB, the Corporation also has unpledged and available-for-sale investment securities with a market value at March 31, 2005 of  $67.7 million.  These securities could be used for liquidity purposes.  Management believes that liquidity is adequate to meet the needs of the Corporation.

Off Balance Sheet Commitments

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk.  These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments.  Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation.  Unused commitments and standby letters of credit totaled $99.2 million and $96.3 million, respectively, at March 31, 2005 and December 31, 2004.

The Corporation has entered into various contractual obligations to make future payments.  These obligations include time deposits, long-term debt and operating leases.  At March 31, 2005, the total of these obligations did not change significantly from what was reported at December 31, 2004.

PART I, Item 3

Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the Corporation’s exposure to market risk during the first quarter ended March 31, 2005. For more information on market risk refer to the Corporation’s 2004 Annual Report on Form 10-K.

PART I, Item 4

Controls and Procedures

The Corporation is required to maintain controls and procedures designed to ensure that information required to be disclosed in the reports that the company files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

The Corporation, under the direction of its Chief Executive Officer and its Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to SEC Rule 13a-15(b). Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were ineffective as of March 31, 2005, due to the material weakness in internal control over financial reporting noted below.

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

The Corporation, under the direction of its Chief Executive Officer and its Chief Financial Officer, conducted an evaluation of the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2004.  Management’s assessment identified a material weakness in the Corporation’s internal control over financial reporting because of ineffective controls related to the review of computations and methodology pertaining to a limited number of complex, non-routine transactions which could potentially aggregate to material misstatements in financial reporting.  This material weakness had not been addressed as of March 31, 2005.

In order to address the material weakness described above, the Corporation is in the process of developing and implementing procedures to ensure that those complex, non-routine transactions identified in management’s evaluation of internal control over financial reporting have a sufficient level of review to ensure that the risk of misstatement is minimized. The Corporation anticipates that such procedures will be implemented prior to the end of the second quarter of 2005.

There were no changes during the first quarter of 2005 in the Company’s internal control over financial reporting which materially affected, or which are reasonably likely to affect, the Company’s internal control over financial reporting.

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

Franklin Financial Services Corporation

May 10, 2005	/s/ William E. Snell, Jr.
William E. Snell Jr.
President and Chief Executive Officer

May 10, 2005	/s/ Mark R. Hollar
Mark R. Hollar
Treasurer and Chief Financial Officer