Form 10-Q
period 2005-06-30
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2005-08-09
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes   ☒    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

There were 3,370,069 outstanding shares of the Registrant’s common stock as of July 31, 2005.

Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	June 30 2005	December 31 2004
	(unaudited)

Assets

Cash and due from banks	$12,466	$10,037
Interest bearing deposits in other banks and fed funds sold	78	172
Total cash and cash equivalents	12,544	10,209
Investment securities available for sale	163,782	162,659
Restricted stock	3,334	3,862
Loans held for sale	910	6,739
Loans	377,543	348,016
Allowance for loan losses	(5,255)	(4,886)
Net Loans	372,288	343,130
Premises and equipment, net	9,032	9,609
Bank owned life insurance	11,025	10,788
Other assets	16,253	16,272
Total Assets	$589,168	$563,268

Liabilities

Deposits
Demand (non-interest bearing)	$70,763	$65,025
Savings and Interest checking	231,219	217,629
Time	118,646	117,242
Total Deposits	420,628	399,896

Securities sold under agreements to repurchase	53,502	41,808
Short term borrowings	1,160	9,200
Long term debt	54,106	52,359
Other liabilities	4,617	5,362
Total Liabilities	534,013	508,625

Shareholders' equity

Common stock $1 par value per share, 15,000 shares authorized with 3,806 shares issued and 3,370 outstanding at June 30, 2005 and December 31, 2004 , respectively.	3,806	3,806
Capital stock without par value, 5,000 shares authorized with no shares issued or outstanding	—	—
Additional paid in capital	19,887	19,864
Retained earnings	36,982	35,723
Accumulated other comprehensive income	1,470	2,175
Treasury stock, 436 shares at cost at June 30, 2005 and December 31, 2004, respectively	(6,990)	(6,925)
Total shareholders' equity	55,155	54,643

Total Liabilities and Shareholders' Equity	$589,168	$563,268

The accompanying notes are an integral part of these financial statements

Consolidated Statements of Income (unaudited)

(Amounts in thousands, except per share data)

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2005	2004	2005	2004

Interest Income
Loans	$5,616	$4,793	$10,663	$9,517
Interest and dividends on investments:
Taxable interest	1,032	748	1,998	1,568
Tax exempt interest	442	402	885	795
Dividend income	65	50	133	104
Federal funds sold	52	19	94	19
Deposits and obligations of other banks	5	3	7	4
Total interest income	7,212	6,015	13,780	12,007

Interest Expense
Deposits	1,739	1,207	3,285	2,366
Securities sold under agreements to repurchase	322	81	537	148
Short term borrowings	9	33	53	102
Long term debt	710	775	1,423	1,553
Total interest expense	2,780	2,096	5,298	4,169
Net interest income	4,432	3,919	8,482	7,838
Provision for loan losses	80	240	186	480
Net interest income after provision for loan losses	4,352	3,679	8,296	7,358

Noninterest Income
Investment and trust services fees	726	654	1,412	1,297
Service charges and fees	802	825	1,531	1,522
Mortgage banking activities	12	266	180	440
Increase in cash surrender value of life insurance	114	125	237	251
Other, primarily losses in equity method investments	(88)	(273)	(508)	(260)
Securities gains	64	19	219	124
Total noninterest income	1,630	1,616	3,071	3,374

Noninterest Expense
Salaries and benefits	2,075	2,122	4,459	4,150
Net occupancy expense	292	285	587	564
Furniture and equipment expense	179	177	368	370
Advertising	303	217	455	442
Legal & professional fees	235	157	432	268
Data processing	276	293	492	577
Pennsylvania bank shares tax	120	117	241	233
Other	732	635	1,403	1,315
Total noninterest expense	4,212	4,003	8,437	7,919
Income before Federal income taxes	1,770	1,292	2,930	2,813
Federal income tax expense	317	169	87	420
Net income	$1,453	$1,123	$2,843	$2,393

Per share data
Basic earnings per share	$0.43	$0.33	$0.84	$0.71
Diluted earnings per share	$0.43	$0.33	$0.84	$0.71
Cash dividends paid	$0.24	$0.21	$0.47	$0.42

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Changes in Shareholders' Equity (unaudited)

for the six months ended  June 30, 2005 and 2004

(Dollars in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total

Balance at December 31, 2003	$3,045	$19,819	$34,251	$1,767	$(7,024)	$51,858

Comprehensive income:
Net income	—	—	2,393	—	—	2,393
Unrealized loss on securities, net of reclassification adjustments	—	—	—	(1,046)	—	(1,046)
Unrealized gain on hedging actvities, net of reclassification adjustments	—	—	—	359	—	359
Total Comprehensive income						1,706
25% stock dividend	761	—	(761)	—	—	—
Cash dividends declared, $.42 per share	—	—	(1,400)	—	—	(1,400)
Cash paid in lieu of fractional shares	—	—	(10)	—	—	(10)
Common stock issued under stock option plans	—	19	—	—	43	62
Balance at June 30, 2004	$3,806	$19,838	$34,473	$1,080	$(6,981)	$52,216

Balance at December 31, 2004	$3,806	$19,864	$35,723	$2,175	$(6,925)	$54,643

Comprehensive income:
Net income	—	—	2,843	—	—	2,843
Unrealized loss on securities, net of reclassification adjustments	—	—	—	(673)	—	(673)
Unrealized loss on hedging actvities, net of reclassification adjustments			—	(32)		(32)
Total Comprehensive income						2,138

Cash dividends declared, $.47 per share	—	—	(1,584)	—	—	(1,584)
Acquisition of 5,000 shares of treasury stock	—	—	—	—	(134)	(134)
Common stock issued under stock option plans	—	23	—	—	69	92
Balance at June 30, 2005	$3,806	$19,887	$36,982	$1,470	$(6,990)	$55,155

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows (unaudited)

	For the Six Months Ended June 30
(Amounts in thousands)	2005	2004
Cash flows from operating activities
Net income	$2,843	$2,393
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	574	549
Net amortization of investment securities	214	308
Amortization and net write down (recovery) of mortgage servicing rights	130	(25)
Provision for loan losses	186	480
Securities gains, net	(219)	(124)
Loans originated for sale	(28,642)	(90,691)
Proceeds from sale of loans	34,638	90,928
Gain on sales of loans	(167)	(343)
Loss on sale of premises and equipment	57	—
Increase in cash surrender value of life insurance	(237)	(251)
(Increase) decrease in interest receivable and other assets	(61)	214
(Decrease) increase in interest payable and other liabilities	(68)	70
Other , net	50	(61)
Net cash provided by operating activities	9,298	3,447

Cash flows from investing activities
Proceeds from sales of investment securities available for sale	643	320
Proceeds from maturities of investment securities available for sale	22,080	16,551
Net decrease in restricted stock	528	648
Purchase of investment securities available for sale	(25,145)	(18,552)
Net increase in loans	(29,380)	(11,156)
Investment in joint venture	(186)	—
Proceeds from sale of premises and equipment	103	—
Capital expenditures	(113)	(486)
Net cash used by investing activities	(31,470)	(12,675)

Cash flows from financing activities
Net increase in demand deposits, NOW accounts and savings accounts	19,328	16,218
Net increase in certificates of deposit	1,404	1,843
Net increase (decrease) in short term borrowings	3,654	(2,664)
Long term debt advances	5,000	—
Long term debt payments	(3,253)	(598)
Dividends paid	(1,584)	(1,400)
Common stock issued under stock option plans	92	62
Cash paid in lieu of fractional shares from stock split	—	(10)
Purchase of treasury shares	(134)	—
Net cash provided by financing activities	24,507	13,451

Increase in cash and cash equivalents	2,335	4,223
Cash and cash equivalents as of January 1	10,209	15,616

Cash and cash equivalents as of June 30	$12,544	$19,839

The accompanying notes are an integral part of these statements.

FRANKLIN FINANCIAL SERVICES CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Franklin Financial Services Corporation (the Corporation), and its wholly-owned subsidiaries, Farmers and Merchants Trust Company of Chambersburg (the Bank), Franklin Financial Properties Corp. and Franklin Future Fund Inc.  Farmers and Merchants Trust Company of Chambersburg is a commercial bank that has one wholly-owned subsidiary, Franklin Realty Services Corporation.  Franklin Realty Services Corporation is an inactive real-estate brokerage company.  Franklin Financial Properties Corp. holds real estate assets that are leased by the Bank. Franklin Future Fund Inc. was formed in the second quarter of 2005 as a non-bank investment company for the purpose of making venture capital investments within the Corporation’s primary market area.  The activities of non-bank entities are not significant to the consolidated totals.   All significant intercompany transactions and account balances have been eliminated.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2005, and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Corporation’s 2004 Annual Report on Form 10-K.  The results of operations for the period ended June 30, 2005 are not necessarily indicative of the operating results for the full year.

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

Earnings per share is computed based on the weighted average number of shares outstanding during each period.  A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

	Three months ended June 30		Six months ended June 30
(Amounts in thousands)	2005	2004	2005	2004
Weighted average shares outstanding (basic)	3,367	3,366	3,369	3,366
Impact of common stock equivalents	7	32	9	26
Weighted average shares outstanding (diluted)	3,374	3,398	3,378	3,392

Note 2 – Comprehensive Income

The components of other comprehensive income (loss) are as follows:

	Three months ended June 30		Six months ended June 30
(Amounts in thousands)	2005	2004	2005	2004
Investment Securities:
Unrealized holding gains (losses) arising during the period	$361	$(3,428)	$(1,083)	$(1,461)
Reclassification adjustments for gains included in net income	(64)	(19)	(219)	(124)

Cash-flow Hedges:
Unrealized holding (losses) gains arising during the period	(83)	397	63	138
Reclassification adjustments for losses included in net income	81	201	171	406
Other comprehensive income (loss)	295	(2,849)	(1 ,068)	(1,041)
Tax Effect	(100)	969	363	354
Other comprehensive income (loss), net of tax	$195	$(1,880)	$(705)	$(687)

Note 3 – Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Bank, generally, holds collateral and/or personal guarantees supporting these commitments.  The Bank had $7.6 million standby letters of credit of as of June 30, 2005 and $5.9 million as of December 31, 2004. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.

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

	Three Months Ended June 30		Six Months Ended June 30
(Amounts in thousands, except per share)	2005	2004	2005	2004
Net Income:
As reported	$1,453	$1,123	$2,843	$2,393
Compensation not expensed, net of tax	(40)	(30)	(67)	(47)
Proforma	$1,413	$1,093	$2,776	$2,346

Basic earnings per share:
As reported	$0.43	$0.33	$0.84	$0.71
Proforma	0.42	0.32	0.82	0.70

Diluted earnings per share:
As reported	$0.43	$0.33	$0.84	$0.71
Proforma	0.42	0.32	0.82	0.69

Note 5 – Pensions

The components of pension expense for the periods presented are as follows:

	Three months ended June 30		Six months ended June 30
(Amounts in thousands)	2005	2004	2005	2004
Components of net periodic benefit cost:
Service cost	$107	$96	$214	$192
Interest cost	175	170	350	340
Expected return on plan assets	(218)	(219)	(436)	(438)
Amortization of prior service cost	24	6	170	12
Net periodic benefit cost	$88	$53	$298	$106

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

Ended June 30, 2005 and 2004

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

Results of Operations

Summary

The Corporation reported net income for the first six months of 2005 of $2.8 million, an 18.8% increase over prior year income of $2.4 million.   For the second quarter of 2005, net income was $1.5 million, compared to $1.1 million for the second quarter of 2004.  Diluted earnings per share for the first six months of 2005 were $.84 versus $.71 in 2004.  On a year-to-date basis, the Corporation increased net interest income by $644 thousand and reduced its provision for loan losses by $294 thousand.

Other key performance ratios as of, or for the six months ended June 30 are listed below:

	2005	2004
Return on average equity (ROE)	10.33%	8.96%
Return on average assets (ROA)	.98%	.85%
Nonperforming assets to total assets	.12%	.32%
Allowance for loan loss as % of loans	1.39%	1.31%
Net loans (recovered) / charged-off as % of average loans	(.03)%	(.06)%

A more detailed discussion of the operating results for the three and six months ended June 30, 2005, follows:

Net Interest Income

Comparison of three and six months ending June 30, 2005 to the three and six months ending June 30, 2004:

Net interest income for the second quarter grew 13.1% to $4.4 million from $3.9 million in the second quarter of 2004.  Interest income on loans increased by $823 thousand to $5.6 million during the second quarter and was the primary factor responsible for the $1.2 million increase in total interest income.  The increase in loan interest was caused by an increase in short-term interest rates and to a lesser extent, an increase in average loans outstanding. Investment income also benefited from the increasing rate environment and increased $339 thousand in the second quarter of 2005.

Interest expense was $2.8 million for the second quarter of 2005 versus $2.1 million in 2004.   Money Market accounts and Repos were responsible for $579 thousand of the $684 thousand increase in interest expense. The increase in interest expense on these accounts was due primarily to the increase in short-term interest rates from 2004 to 2005.  Interest expense on both short and long-term borrowings decreased as the average outstanding balances of these accounts was lower in 2005 than in 2004.

Net interest income for the first six months of 2005 was $8.5 million, a $644 increase from $7.8 million reported in 2004. Interest income increased $1.8 million (14.8%) during 2005 to $13.8 million. The increase was driven by an increase from interest on loans of $1.1 million and an increase on interest from investments of $549 thousand.  The growth in loan interest was the result of an increase in both average loan balances outstanding and short-term interest rates. The increase in investment interest was due primarily to rate increases and to a lesser extent, an increase in average investment balances outstanding. Income on interest bearing deposits and fed funds sold increased $78 thousand from the previous year, primarily the result of increases to the federal funds rate over the past year.

Interest expense was $5.3 million for the first six months of 2005, an increase of $1.1 million (27.1%) from interest expense in 2004 of $4.2 million.  Overall, interest expense on deposit accounts increased $919 thousand from 2004.  Interest expense on deposits (primarily Money Market Deposit Accounts) and securities sold under agreements to repurchase (Repos) increased $1.3 million. This increase was partially offset by a decrease in interest expense on borrowings from the Federal Home Loan Bank of Pittsburgh.  The increase in deposit and Repo interest expense is due primarily to an increase in short-term interest rates. The decrease in interest expense on other borrowings is due primarily to a decrease in average outstanding balances on both short and long-term borrowings.

Starting in mid-year 2004, the Federal Reserve began to increase short-term interest rates and it increased the federal funds rate nine times between June 30, 2004 and June 30, 2005. As a result the federal funds rate increased from 1.00% in 2004 to 3.25% on June 30, 2005.  The prime rate also increased from 4.00% to 6.25%. As short-term rates increased, longer-term rates held steady or fell and as a result the U.S. Treasury yield curve was relatively flat during this period.  The rate increases helped increase the yield on earning assets from 4.98% in 2004 to 5.44% in 2005.  Likewise, the cost of interest-bearing liabilities also increased from 1.75% to 2.38%.  Therefore, the Bank’s interest spread decreased from 3.23% to 3.06% from 2004 to 2005. However, the net interest margin increased to 3.44% in 2005 from 3.31% in 2004.

Provision for loan losses

The Bank recorded a provision for loan losses of $80 thousand during the second quarter of 2005  compared to $240 thousand in the second quarter of 2004.  A nonrecurring loan recovery ($266 thousand) of a previously charged off commercial credit during the second quarter of 2005 resulted in a net loan recovery position of $237 thousand for the quarter.  Net loans charged-off for the second quarter of 2004 were $13,000.

The Bank was in a net loan recovery position on a year-to-date basis for both 2005 and 2004.  Net loans recovered were $183 thousand in 2005 and $308 thousand in 2004. Due to a nonrecurring recovery of a previously charged off commercial credit ($266 thousand) in 2005 and an improvement in the nonperforming asset ratio, the Corporation charged $186 thousand against earnings  as a provision for loan losses during the first six months of 2005 versus $480 thousand for the same period in 2004. For more information concerning nonperforming loans, refer to the Loan Quality discussion.

Noninterest Income

Comparison of the three and six months ending June 30, 2005 to the three and six months ending June 30, 2004:

For the second quarter of 2005, noninterest income before securities gains, was $1.6 million. This is unchanged from $1.6 million in the second quarter of 2004.  Investment and trust service fees increased 11% quarter over quarter, from $654 thousand in 2004 to $726 thousand in 2005. Loan and deposit fees and service charges decreased slightly from $825 thousand to $802 thousand.  Fees from mortgage banking activities were only $12 thousand during the second quarter of 2005, versus $266 thousand in the second quarter of 2004.  This decrease is primarily the result of an impairment charge of $95 thousand on mortgage servicing rights recorded in the second quarter of 2005.  During the same quarter in 2004, $135 thousand of previously recorded impairment charges were reversed.  In total, these mortgage servicing transactions accounted for a $230 thousand negative swing in mortgage banking fees quarter-over-quarter.  Losses of $268 thousand on the Bank’s investment in a joint venture were reflected in other income in the second quarter of 2004.  Losses from this joint venture were not as significant in the second quarter of 2005; consequently, other income improved by $185 thousand during the second quarter of 2005. Securities gains were $64 thousand for the second quarter of 2005 compared with $19 thousand last year.

Noninterest income, excluding securities gains, was $2.9 million for the first six months of 2005. This is $398 thousand less than the $3.3 million recorded in 2004.  Investment and trust service fees increased by approximately 9% year-to-year, primarily due to an increase in assets under management. Other fees, primarily loan and deposit fees and service charges remained virtually unchanged from 2004 to 2005. However, the mix of loan fees changed between years as commercial lending volume increased and mortgage lending volume decreased from 2004 to 2005. As a result, commercial loan fees greatly outpaced mortgage fees, while the results were reversed in 2004.  Income from mortgage banking activities fell by $260 thousand from 2004 to 2005.  This decrease was the result of a decline in gains on the sale of mortgages of $177 thousand and a net increase of  $105 thousand on mortgage servicing amortization and impairment charges.  In addition, the Bank recorded  losses of $302 thousand from its investment in a mortgage banking joint venture in the first quarter of 2005.  The Bank also recorded lossess from this investment of  $268 thousand in 2004.  This investment is accounted for using the equity method of accounting.  During the first quarter of 2005, the mortgage banking company ceased operations.  Negotiations continue between the investors with regard to final disposition of the company’s assets.  Security gains were $219 thousand in 2005 and $124 thousand in 2004. Of the securities gains in 2005, $56 thousand was the result of a merger that required a cash settlement.

Noninterest Expense

Comparison of the three and six months ending June 30, 2005 to the three and six months ending June 30, 2004:

Comparing the second quarter of 2005 to the second quarter of 2004, noninterest expense increased $209 thousand (5.2%) from $4.0 million to $4.2 million.  Salaries and benefits decreased by $47 thousand quarter-over-quarter.  Direct salary expense decreased during the quarter, but was partially offset by increases in benefit expenses, primarily pension expense.  Advertising expenses were $303 thousand for the second quarter, $86 thousand higher than the second quarter of 2004.  The increase is due primarily to the timing and nature of advertising campaigns.  Legal and professional fees, primarily audit and accounting service fees related to Sarbanes-Oxley implementation, increased to $235 thousand in the second quarter of 2005 from $157 thousand in the prior year quarter.  The real estate loss described below was a second quarter 2005 event and was responsible for most of the increase in the other expense category.

On a year-to-date basis, noninterest expense was $8.4 million, up $518 thousand (6.5%) from $7.9 million reported in 2004.   Salaries and benefits were $4.5 million, an increase of  $309 thousand year-over-year, and accounted for the most of the increase in noninterest expense in 2005.  Increases in salary expense ($53 thousand), health insurance ($91 thousand) and pension costs ($145 thousand) accounted for most of the increase in salaries and benefits in 2005. Included in the health insurance and pension costs was a one-time charge totaling $130 thousand for a severance agreement that was recorded in the first quarter of 2005.  Legal and professional fees represent the other largest increase to noninterest expense in 2005. These fees have increased $164 thousand (61.2%) from $268 thousand in 2004 to $432 thousand in 2005.  Approximately $130 thousand of additional expenses have been incurred in 2005 for compliance with Sarbanes-Oxley Section 404.  Data processing costs have decreased $85 thousand year-over-year as the result of a first quarter credit provided by the Bank’s core system processor as an incentive to renew its contract for three years.  The Bank also recorded a loss of $57 thousand from the sale of real estate that was previously used as a banking facility.  All other noninterest expense categories remained fairly constant from 2004 to 2005.

The Corporation recorded income tax expense of $87 thousand for the first six months of 2005 versus $420 thousand during the same period in 2004.  During the first quarter of 2005, the Corporation reversed income tax expense when it became apparent that an accrual for additional taxes was no longer warranted. This reversal is expected to be a non-recurring event and is responsible for the lower than normal income tax expense.  Income tax expense for the second quarter of 2005 was $317 thousand versus $169 thousand for the second quarter of 2004. The increase in income tax expense quarter over quarter is due to a 37% increase in pre-tax income quarter over quarter. All taxable income for the Corporation is taxed at a rate of 34%.

Financial Condition

Total assets reached $589.2 million at June 30, 2005.  This is $25.9 million (4.6%) greater than total assets of $563.3 million at December 31, 2004.  Total cash and cash equivalents, primarily noninterest bearing cash due from banks, increased $2.3 million from December 31, 2004.  Investment securities increased slightly from the prior year-end. Loans held-for-sale decreased by $5.8 million to $910 thousand at June 30, 2005. This total is comprised of $563 thousand of loans funded by the Bank for loans produced by its joint venture mortgage banking company and $347 thousand of loans originated by the Bank.  Because the joint venture company discontinued operations in the first quarter of 2005, loan production ended.  As a result, there has been a substantial decrease in loans held-for-sale. These loans are expected to be sold prior to the end of the third quarter.  The loan portfolio exhibited good growth during the first six months of 2005, increasing $29.5 million (8.5%) during the period. Total loans were $377.5 million at June 30, 2005 compared to $348.0 at December 31, 2004.  Commercial loan activity was the driver of loan growth during the period, up $32.1 million. This growth came from a nice increase in local lending business, supplemented with purchased commercial loan participations. The Bank is pleased with the growth in commercial loans as it reflects positively on the initiative put in place by Management to generate commercial loan growth.   Mortgage loans decreased $6.5 million during the first six months of the year as new mortgage origination activity slowed and the Bank decided to reduce the amount of fixed rate mortgages it holds.  Consumer loan balances are up with home equity lending and indirect automobile lending increasing slightly.

Total deposits grew to $420.6 million at June 30, 2005, an increase of $20.7 (5.2%) from December 31, 2004. Nearly all deposit categories have increased since 2004 year-end.  Noninterest bearing demand deposits have shown nice growth, increasing $5.7 million.  The Bank has also experienced strong growth in its Money market accounts.  These accounts were $99.4 million at June 30, 2005, up $18.9 million (23.6%) from $80.4 million at December 31, 2004.  This growth was achieved by the addition of new accounts and increased balances in existing accounts. The money market product has become a very attractive product for customers as short-term interest rates continued to rise during 2005.  Securities sold under agreements to repurchase (Repos) have increased $11.7 million (27.8%) since year-end 2004. As of June 30, 2005, Repos totaled $53.5 million. Short-term borrowings have decreased since the Bank is no longer funding loans held-for-sale that were originated by the joint venture mortgage banking company. Long term debt increased slightly as the Bank took a new advance from the Federal Home Loan Bank of Pittsburgh to match fund a commercial loan.

Total shareholders’ equity recorded a net increase of $512 thousand to $55.2 million at June 30, 2005 from $54.6 million at December 31, 2004.  The increase in retained earnings more than offset the decrease in other comprehensive income, primarily unrealized losses on securities. The Corporation declared a dividend of $1.6 million and repurchased 5,000 shares of its common stock to be held as Treasury shares during the year.

Capital adequacy is currently defined by regulatory agencies through the use of several minimum required ratios.  At June 30, 2005, the Corporation was well capitalized as defined by the banking regulatory agencies.  The Corporation’s total risk-based, Tier 1 risk-based and Tier 1 leverage ratios at June 30, 2005 were 14.07%, 12.79% and 9.16%, respectively.

Loan Quality

Nonperforming loans continued to decrease from $942 thousand at year-end 2004 to $727 thousand at June 30, 2005.   The nonperforming loans to total loans ratio also fell from .27% to .19% over the same period.  Included in nonperforming loans at June 30, 2005 were nonaccrual loans totaling $292 thousand and loans past due 90 days or more totaling $435 thousand compared with $355 thousand and $587 thousand, respectively, at December 31, 2004.  The Corporation held no foreclosed real estate on June 30, 2005 or December 31, 2004. The Bank was in a net loan recovery position for the first six months of both 2005 and 2004.  Net loans recovered for 2005 total $183 thousand and $308 thousand for 2004. The net loan recoveries produced a ratio of net recoveries to average loans of .03% for the six months ended June 30, 2005 and .06% for the six months ended June 30, 2004.

The allowance for loan losses was $5.3 million at June 30, 2005, up from $4.9 million at December 31, 2004.  The allowance as a percentage of total loans increased to 1.39% at June 30, 2005 from 1.31% at prior year-end.  The allowance provided coverage for nonperforming loans at a rate of approximately 7.2 times at June 30, 2005.

Economy:

The Corporation has identified Franklin and Cumberland Counties as its primary market areas. These counties have an unemployment rate of 3.5% and 3.7%, respectively according to data released by the Pennsylvania Department of Labor and Industry.  These unemployment rates compare very favorably to the state unemployment rate of 4.7% and Franklin County had the lowest unemployment rate in the state in June 2005.  The local economy is not overly dependent on any one industry or business.

The Corporation continues to watch the actions of the Federal Reserve Open Market Committee as it contemplates additional short-term rate increases.  Short-term rates have increased nine times since June 2004. Many economists believe rates will continue to rise throughout the remainder of the year. An increase in short-term interest rates effects both the assets and liabilities of the Corporation that are sensitive to interest rate changes.

Liquidity

The Corporation’s liquidity ratio (net cash, short-term and marketable assets divided by net deposits and short-term liabilities) was 27% at June 30, 2005 compared with 30% at December 31, 2004.  The Corporation has the ability to borrow funds from the Federal Home Loan Bank of Pittsburgh (FHLB), if necessary, to enhance its liquidity position.  At June 30, 2005, the funding available to the Corporation from FHLB was $167.6 million. In addition to the funding available through FHLB, the Corporation also has unpledged and available-for-sale investment securities with a market value at June 30, 2005 of  $53.7 million.  These securities could be used for liquidity purposes.  Management believes that liquidity is adequate to meet the needs of the Corporation and monitors its future needs on a regular basis.

Off Balance Sheet Commitments

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk.  These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments.  Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation.  Unused commitments and standby letters of credit totaled $102.8 million and $96.3 million, respectively, at June 30, 2005 and December 31, 2004.

The Corporation has entered into various contractual obligations to make future payments.  These obligations include time deposits, long-term debt and operating leases.  At June 30, 2005, the total of these obligations did not change significantly from what was reported at December 31, 2004.

PART I, Item 3

Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the Corporation’s exposure to market risk during the quarter ended June 30, 2005. For more information on market risk refer to the Corporation’s 2004 Annual Report on Form 10-K.

PART I, Item 4

Controls and Procedures

Evaluation of Controls and Procedures

The Corporation is required to maintain controls and procedures designed to ensure that information required to be disclosed in the reports that the company files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

The Corporation, under the direction of its Chief Executive Officer and its Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to SEC Rule 13a-15(b). Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2005.

Changes in Internal Controls

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

In order to address the material weakness described above, the Corporation has developed and is in the process of completing the implementation of procedures to ensure that those complex, non-routine transactions identified in management’s evaluation of internal control over financial reporting have a sufficient level of review to ensure that the risk of misstatement is minimized.

There were no changes during the second quarter of 2005 in the Company’s internal control over financial reporting, other than those previously mentioned, which materially affected, or which are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II – Other Information

Item 1.   Legal Proceedings

None

Item 2.   Unregistered  Sales of Equity Securities and Use of Proceeds

None

Item 3.   Defaults by the Company on its Senior Securities

None

Item 4.   Results of Votes of Security Holders

The 2005 Annual Meeting of Shareholders (the “Meeting”) of the Corporation was held on April 26, 2005. The Meeting was held for the following purpose:

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

There was no solicitation in opposition to the nominees of the Board of Directors for election to the Board.  All nominees of the Board of Directors were elected. The number of votes cast, as well as the number of votes withheld for each of the nominees for election to the Board of Directors, was as follows:

Nominee	Votes For	Votes Withheld
G. Warren Elliott	2,347,922	44,968
Dennis W. Good Jr.	2,356,644	36,246
William E. Snell, Jr.	2,344,868	48,022
Martha B. Walker	2,321,532	71,358

The following Directors continued their term of office after the meeting:

Charles S. Bender II,  Donald A. Fry,  Allan E. Jennings,  H. Huber McCleary,  Jeryl C. Miller, Stephen E. Patterson,  Charles E. Sioberg and Kurt E.Suter.

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

Franklin Financial Services Corporation

August 4, 2005
/s/ William E. Snell, Jr.
William E. Snell, Jr.
President and Chief Executive Officer

August 4, 2005	/s/ Mark R. Hollar
Mark R. Hollar
Treasurer and Chief Financial Officer