Form 10-Q
period 2005-09-30
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2005-11-08
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

There were 3,359,760 outstanding shares of the Registrant’s common stock as of October 31, 2005.

INDEX

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Balance Sheets
as of September 30, 2005 and
December 31, 2004

Consolidated Statements of
Income for the Three and Nine Months ended
September 30, 2005 and 2004

Consolidated Statements of
Changes in Shareholders’ Equity for the
Nine Months ended September 30, 2005 and 2004

Consolidated Statements of Cash
Flows for the Nine Months Ended September 30,
2005 and 2004

Notes to Consolidated Financial
Statements

Item 2 - Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Item 4 – Controls and Procedures

PART II - OTHER INFORMATION

SIGNATURE PAGE

EXHIBITS

Franklin Financial Services Corporation

Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	September 30 2005	December 31 2004
	(unaudited)

Assets

Cash and due from banks	$13,613	$10,037
Interest bearing deposits in other banks and fed funds sold	376	172
Total cash and cash equivalents	13,989	10,209
Investment securities available for sale	164,991	162,659
Restricted stock	3,411	3,862
Loans held for sale	4,277	6,739
Loans	390,796	348,016
Allowance for loan losses	(5,381)	(4,886)
Net Loans	385,415	343,130
Premises and equipment, net	9,014	9,609
Bank owned life insurance	11,137	10,788
Other assets	16,416	16,272
Total Assets	$608,650	$563,268

Liabilities

Deposits
Demand (non-interest bearing)	$72,734	$65,025
Savings and interest checking	240,817	217,629
Time	121,997	117,242
Total Deposits	435,548	399,896

Securities sold under agreements to repurchase	59,284	41,808
Short term borrowings	500	9,200
Long term debt	53,392	52,359
Other liabilities	4,469	5,362
Total Liabilities	553,193	508,625

Shareholders’ equity

Common stock $1 par value per share, 15,000 shares authorized with 3,806 shares issued and 3,364 and 3,370 shares outstanding at September 30, 2005 and December 31, 2004 , respectively.	3,806	3,806
Capital stock without par value, 5,000 shares authorized with no shares issued or outstanding	—	—
Additional paid in capital	19,907	19,864
Retained earnings	37,817	35,723
Accumulated other comprehensive income	1,094	2,175
Treasury stock, 442 shares and 436 shares at cost at September 30, 2005 and December 31, 2004, respectively	(7,167)	(6,925)
Total shareholders’ equity	55,457	54,643

Total Liabilities and Shareholders’ Equity	$608,650	$563,268

The accompanying notes are an integral part of these financial statements

Franklin Financial Services Corporation

Consolidated Statements of Income (unaudited)

(Amounts in thousands, except per share data)

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2005	2004	2005	2004

Interest Income
Loans	$6,018	$4,876	$16,681	$14,393
Interest and dividends on investments:
Taxable interest	1,115	838	3,114	2,406
Tax exempt interest	445	441	1,330	1,237
Dividend income	56	48	189	152
Federal funds sold	83	48	176	67
Deposits and obligations of other banks	3	1	10	5
Total interest income	7,720	6,252	21,500	18,260

Interest Expense
Deposits	2,032	1,295	5,317	3,661
Securities sold under agreements to repurchase	464	132	1,001	280
Short term borrowings	5	58	58	160
Long term debt	736	773	2,159	2,326
Total interest expense	3,237	2,258	8,535	6,427
Net interest income	4,483	3,994	12,965	11,833
Provision for loan losses	120	160	306	640
Net interest income after provision for loan losses	4,363	3,834	12,659	11,193

Noninterest Income
Investment and trust services fees	756	673	2,168	1,970
Service charges and fees	828	815	2,360	2,336
Mortgage banking activities	176	116	356	556
Increase in cash surrender value of life insurance	112	105	348	355
Equity method investments	(52)	69	(563)	(199)
Other	112	18	115	28
Securities gains	5	80	224	204
Total noninterest income	1,937	1,876	5,008	5,250

Noninterest Expense
Salaries and benefits	2,179	2,078	6,637	6,228
Net occupancy expense	295	285	882	849
Furniture and equipment expense	173	178	541	548
Advertising	252	192	706	634
Legal and professional fees	178	169	609	437
Data processing	277	265	770	842
Pennsylvania bank shares tax	120	117	362	350
Other	763	699	2,167	2,016
Total noninterest expense	4,237	3,983	12,674	11,904
Income before Federal income taxes	2,063	1,727	4,993	4,539
Federal income tax expense	421	310	509	730
Net income	$1,642	$1,417	$4,484	$3,809

Per share data
Basic earnings per share	$0.49	$0.42	$1.33	$1.13
Diluted earnings per share	$0.49	$0.42	$1.33	$1.13
Cash dividends declared	$0.24	$0.23	$0.71	$0.65

The accompanying notes are an integral part of these financial statements.

Franklin Financial Services Corporation

Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

for the nine months ended September 30, 2005 and 2004

(Dollars in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total

Balance at December 31, 2003	$3,045	$19,819	$34,251	$1,767	$(7,024)	$51,858

Comprehensive income:
Net income	—	—	3,809	—	—	3,809
Unrealized gain on securities, net of reclassification adjustments	—	—	—	196	—	196
Unrealized gain on hedging actvities, net of reclassification adjustments	—	—	—	346	—	346
Total Comprehensive income						4,351

25% stock dividend	761	—	(761)	—	—	—
Cash dividends declared, $.65 per share	—	—	(2,174)	—	—	(2,174)
Cash paid in lieu of fractional shares	—	—	(9)	—	—	(9)
Common stock issued under stock option plans	—	40	—	—	90	130
Balance at September 30, 2004	$3,806	$19,859	$35,116	$2,309	$(6,934)	$54,156

Balance at December 31, 2004	$3,806	$19,864	$35,723	$2,175	$(6,925)	$54,643

Comprehensive income:
Net income	—	—	4,484	—	—	4,484
Unrealized loss on securities, net of reclassification adjustments	—	—	—	(1,340)	—	(1,340)
Unrealized gain on hedging actvities, net of reclassification adjustments			—	259		259
Total Comprehensive income						3,403

Cash dividends declared, $.71 per share	—	—	(2,390)	—	—	(2,390)
Acquisition of 15,000 shares of treasury stock	—	—	—	—	(381)	(381)
Common stock issued under stock option plans	—	43	—	—	139	182
Balance at September 30, 2005	$3,806	$19,907	$37,817	$1,094	$(7,167)	$55,457

The accompanying notes are an integral part of these financial statements.

Franklin Financial Services Corporation

Consolidated Statements of Cash Flows (unaudited)

	For the Nine Months Ended September 30
(Amounts in thousands)	2005	2004
Cash flows from operating activities
Net income	$4,484	$3,809
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	851	836
Net amortization of investment securities	289	469
Amortization and net write down of mortgage servicing rights	111	128
Provision for loan losses	306	640
Securities gains, net	(224)	(204)
Loans originated for sale	(39,116)	(157,349)
Proceeds from sale of loans	41,827	156,837
Gain on sales of loans	(249)	(497)
Gain on sale of premises and equipment	(44)	—
Increase in cash surrender value of life insurance	(348)	(355)
Increase in interest receivable and other assets	(293)	(362)
Increase in interest payable and other liabilities	186	370
Other, net	—	103
Net cash provided by operating activities	7,780	4,425

Cash flows from investing activities
Proceeds from sales of investment securities available for sale	8,234	564
Proceeds from maturities of investment securities available for sale	29,414	28,535
Net decrease in restricted stock	451	405
Purchase of investment securities available for sale	(42,074)	(38,825)
Net increase in loans	(42,639)	(11,332)
Investment in joint venture	(186)	—
Proceeds from sale of premises and equipment	289	—
Capital expenditures	(361)	(854)
Net cash used by investing activities	(46,872)	(21,507)

Cash flows from financing activities
Net increase in demand deposits, NOW accounts and savings accounts	30,897	21,429
Net increase in time deposits	4,755	6,477
Net increase (decrease) in short term borrowings	8,776	(4,365)
Long term debt advances	5,000	—
Long term debt payments	(3,967)	(3,141)
Dividends paid	(2,390)	(2,174)
Common stock issued under stock option plans	182	130
Cash paid in lieu of fractional shares from stock split	—	(9)
Purchase of treasury shares	(381)	—
Net cash provided by financing activities	42,872	18,347

Increase in cash and cash equivalents	3,780	1,265
Cash and cash equivalents as of January 1	10,209	15,616

Cash and cash equivalents as of September 30	$13,989	$16,881

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2005, and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Corporation’s 2004 Annual Report on Form 10-K.  The results of operations for the period ended September 30, 2005 are not necessarily indicative of the operating results for the full year.

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

Earnings per share is computed based on the weighted average number of shares outstanding during each period.  A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

	Three months ended September 30		Nine months ended September 30
(Amounts in thousands)	2005	2004	2005	2004
Weighted average shares outstanding (basic)	3,368	3,368	3,369	3,366
Impact of common stock equivalents	6	7	8	9
Weighted average shares outstanding (diluted)	3,374	3,375	3,377	3,375

Note 2 – Comprehensive Income

The components of other comprehensive income (loss) are as follows:

	Three months ended September 30		Nine months ended September 30
(Amounts in thousands)	2005	2004	2005	2004
Investment Securities:
Unrealized holding (losses) gains arising during the period	$(721)	$1,962	$(1,807)	$501
Reclassification adjustments for gains included in net income	(5)	(80)	(224)	(204)

Cash-flow Hedges:
Unrealized holding gains (losses) arising during the period	98	(167)	163	(30)
Reclassification adjustments for losses included in net income	59	147	230	554
Other comprehensive (loss) income	(569)	1,862	(1,638)	821
Tax Effect	193	(633)	557	(279)
Other comprehensive (loss) income, net of tax	$(376)	$1,229	$(1,081)	$542

Note 3 – Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Bank, generally, holds collateral and/or personal guarantees supporting these commitments.  The Bank had $7.6 million standby letters of credit of as of September 30, 2005 and $5.9 million as of December 31, 2004. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.

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

	Three Months Ended September 30		Nine Months Ended September 30
(Amounts in thousands, except per share)	2005	2004	2005	2004
Net Income:
As reported	$1,642	$1,417	$4,484	$3,809
Compensation not expensed, net of tax	(45)	(16)	(92)	(63)
Proforma	$1,597	$1,401	$4,392	$3,746

Basic earnings per share:
As reported	$0.49	$0.42	$1.33	$1.13
Proforma	0.47	0.42	1.30	1.11

Diluted earnings per share:
As reported	$0.49	$0.42	$1.33	$1.13
Proforma	0.47	0.42	1.30	1.11

Note 5 – Pensions

The components of pension expense for the periods presented are as follows:

	Three months ended September 30		Nine months ended September 30
(Amounts in thousands)	2005	2004	2005	2004
Components of net periodic benefit cost:
Service cost	$107	$96	$321	$288
Interest cost	175	170	525	510
Expected return on plan assets	(218)	(219)	(654)	(657)
Amortization of prior service cost	22	6	145	19
Net periodic benefit cost	$86	$53	$337	$160

Note 6 – Recent Accounting Pronouncements

FAS Statement No. 123(R), “Share Based Payment”

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

On April 14, 2005, the Securities and Exchange Commission (“SEC”) adopted a new rule that amends the compliance dates for Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). Under the new rule, the Company is required to adopt SFAS No. 123R in the first annual period beginning after (June 15, 2005 for non SB issuers, first annual period beginning after December 15, 2005 for SB issuers). The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

Staff Accounting Bulletin No. 107  “Share-Based Payment”

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

EITF Issue No. 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investors”

In January 2003, the FASB’s Emerging Issues Task Force (EITF) issued EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investors” (“EITF 03-1”), and in March 2004, the EITF issued an update. EITF 03-1 addresses the meaning of other-than-temporary impairment and its application to certain debt and equity securities. EITF 03-1 aids in the determination of impairment of an investment and gives guidance as to the measurement of impairment loss and the recognition and disclosures of other-than-temporary investments. EITF 03-1 also provides a model to determine other-than-temporary impairment using evidence-based judgment about the recovery of the fair value up to the cost of the investment by considering the severity and duration of the impairment in relation to the forecasted recovery of the fair value. In July 2005, FASB adopted the recommendation of its staff to nullify key parts of EITF 03-1. The staff’s recommendations were to nullify the guidance on the determination of whether an investment is impaired as set forth in paragraphs 10-18 of Issue 03-1 and not to provide additional guidance on the meaning of other-than-temporary impairment. Instead, the staff recommends entities recognize other-than-temporary impairments by applying existing accounting literature such as paragraph 16 of SFAS 115.

EITF Issue No. 05-6 “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination”

In June 2005, the FASB’s Emerging Issues Task Force (EITF) reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” (“EITF 05-6”). This guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are reasonably assured at the date of the business combination or purchase. This guidance is applicable only to leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. The Company is evaluating the impact, if any, of EITF 05-6 on its financial statements.

Management’s Discussion and Analysis of

Results of Operations and Financial Condition

For the Three and Nine Month Periods

Ended September 30, 2005 and 2004

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

Results of Operations

Summary

Total assets topped the $600 million mark, reaching $608.7 million at September 30, 2005 as a result of continued loan growth.  The Corporation reported net income for the first nine months of 2005 of $4.5 million, a 17.7% increase over prior year income of $3.8 million.   For the third quarter of 2005, net income was $1.6 million, compared to $1.4 million for the third quarter of 2004.  Diluted earnings per share for the first nine months of 2005 were $1.33 versus $1.13 in 2004.  On a year-to-date basis, the Corporation increased net interest income by $1.1 million or 9.6% versus the prior year.

Other key performance ratios as of, or for the nine months ended September 30 are listed below:

	2005	2004
Return on average equity (ROE)	10.72%	9.46%
Return on average assets (ROA)	1.01%	.89%
Nonperforming assets to total assets	.14%	.35%
Allowance for loan loss as % of loans	1.38%	1.35%
Net loans (recovered) as % of average loans	(.04)%	(.07)%

A more detailed discussion of the operating results for the three and nine months ended September 30, 2005, follows:

Net Interest Income

Comparison of three and nine months ending September 30, 2005 to the three and nine months ending September 30, 2004:

Net interest income is the difference between the interest earned on assets and the interest expense on liabilities.  The Corporation’s interest earning assets are comprised of interest-bearing deposits and federal funds sold, investment securities, and loans. Interest–bearing liabilities are comprised of deposits and short and long-term borrowings. Changes in net interest income are primarily attributable to either changes in the average volume or changes in average rates for interest-earning assets and interest-bearing liabilities. For the third quarter of 2005, net interest income was $4.5 million. This represents an increase of $489 thousand, or 12.2% over the third quarter 2004 net interest income of $4.0 million.

Interest income for the third quarter increased $1.5 million from the prior period as a result of growth in interest-earning assets and an increase in market interest rates. Average interest-earning assets increased $30 million over the prior year quarter.  Most of the increase in average earning assets was in the loan portfolio, primarily commercial loans. Interest income on commercial loans for the third quarter increased $1.1 million compared to the third quarter of 2004.  The average balance of investment securities increased $6.2 million compared to the prior year quarter and interest income on investments increased $289 thousand. The yield on interest-earning assets was 5.70 % for the third quarter of 2005 versus 4.93% for the third quarter of 2004.

Average interest-bearing liabilities for the third quarter of 2005 increased $24 million from the prior year quarter.  Interest expense increased $979 thousand quarter over quarter. The increases in balances and interest expense were fueled by strong growth in Money Management accounts. The average balance of these accounts grew $30.6 million and interest expense increased  $615 thousand.   The cost of interest-bearing liabilities also increased from 1.87% to 2.67%, quarter over quarter.

Net interest income for the first nine months of 2005 was $13.0 million, a $1.2 million increase from $11.8 million reported in 2004. Interest income increased $3.2 million (17.7%) during 2005 to $21.5 million. The increase in interest income was driven by an increase in interest on loans of $2.3 million and an increase in interest from investments of $838 thousand.  Interest income from loans grew primarily due to an increase in the balance of average loans outstanding.  Interest income from investments grew primarily from an increase in market interest rates during the period. Income on interest bearing deposits and fed funds sold increased $114 thousand from the previous year, primarily the result of increases in the federal funds rate during the past year.

Interest expense was $8.5 million for the first nine months of 2005, an increase of $2.1 million (32.8%) from interest expense of $6.4 million in 2004.  Interest expense on deposit accounts increased

$1.7 million from 2004, primarily from a $1.4 million increase in interest expense on Money Management deposit accounts. Interest expense on securities sold under agreements to repurchase (Repos) increased $721 thousand over the prior year. These increases were partially offset by a decrease in interest expense on borrowings from the Federal Home Loan Bank of Pittsburgh. The increase in interest expense was primarily due to the change in short-term interest rates during the year.

Starting in mid-year 2004, the Federal Reserve began to increase short-term interest rates and it increased the federal funds rate eleven times between June 30, 2004 and September 30, 2005. As a result, the federal funds rate increased from 1.00% in 2004 to 3.75% on September 30, 2005.  The prime rate also increased from 4.00% to 6.75%. As short-term rates increased, intermediate and long-term interest rates held steady or fell and as a result the U.S. Treasury yield curve was relatively flat during the period.  The short-term rate increases helped increase the yield on earning assets from 4.91% in 2004 to 5.52% in 2005.  Likewise, the cost of interest-bearing liabilities also increased from 1.96% to 2.52%.  As a result, the Bank’s interest spread increased slightly from 2.95% in 2004 to 3.00% in 2005. Likewise, the net interest margin increased to 3.41% in 2005 from 3.25% in 2004.

Provision for loan losses

The Bank recorded an expense of $120 thousand as a provision for loan losses during the third quarter of 2005.  This is less than the provision expense of $160 thousand recorded in the third quarter of 2004.  During the quarter the Bank charged-off loans of $31 thousand and recovered $38 thousand of previously charged-off loans, for a net recovery of $7 thousand during the quarter.  In the third quarter of 2004, the Bank had net loan charge-offs of $26 thousand.

On a year-to-date basis, $306 thousand has been charged to earnings as a provision for loan losses.  This is less than half the 2004 provision of $640 thousand. Net loans recovered during the period were $189 thousand, primarily the result of a recovery on a commercial credit of $266 thousand.  Therefore, the Bank’s annualized ratio of net loans (recovered) to average loans is -.04% through the first nine months of 2005.  In 2004, the Bank was also in a net recovery position of $283 thousand, or -.07% of average loans.

For more information concerning nonperforming loans, refer to the Loan Quality discussion.

Noninterest Income

Comparison of the three and nine months ending September 30, 2005 to the three and nine months ending September 30, 2004:

For the third quarter of 2005, the Corporation reported noninterest income before securities gains of $1.9 million, compared to $1.8 million for the same period in 2004.  Investment and trust service fees recorded an increase of $83 thousand from the prior-year quarter and was due primarily to an increase in commissions from the sale of investment products.  Mortgage banking fees were up $60 thousand over the prior-year quarter.  During the third quarter of 2005, the Bank reversed $90 thousand of previously recorded impairment charges for mortgage servicing rights.  This compares to an impairment write-down of $51 thousand during the third quarter of 2004. This swing accounts for a $141 thousand positive change in mortgage banking fees quarter over quarter.  However, this positive swing was somewhat offset by $71 thousand decrease in gains on the sale of mortgages between the third quarter of 2004 and the third quarter of 2005.  A loss of $96 thousand on the Bank’s investment in a joint venture was recorded during the quarter.  This loss represents the write-down of the Bank’s investment in this joint venture to zero on its balance sheet.  This loss was somewhat offset by income from another equity method investment held by the Corporation.  During the quarter, the Bank also recorded a gain of $101 thousand from the sale of real estate that had been held for community office expansion but was deemed to be no longer feasible for such use.   Securities gains were $5 thousand for the quarter compared to $80 thousand for the third quarter of 2004.

Noninterest income, excluding securities gains, was $4.8 million for the first nine months of 2005. This is $262 thousand less than the $5 million recorded for the same period in 2004.  Fees from Investment and trust services produced the highest dollar increase year over year, increasing from $2.0 million in 2004 to $2.2 million in 2005.  Trust assets under management increased from $387 million on September 30, 2004 to $409 million on September 30, 2005 and were the primary reason for the increase in fees. Other fees, primarily loan and deposit fees and service charges remained virtually unchanged from 2004 to 2005. However, the mix of loan fees changed between years as commercial lending volume increased and mortgage lending volume decreased from 2004 to 2005. As a result, commercial loan fees greatly outpaced mortgage fees, while the results were reversed in 2004. In addition, a $101 gain was recorded from the sale of real estate as previously mentioned. These increases were more than offset by decreases in mortgage banking fees and loss from the Bank’s joint venture investment.  Total mortgage banking fees decreased $200 year over year.  While servicing income increased due to an increase the outstanding balance of loans being serviced by the Bank, this increase was more than offset by a $247 thousand reduction in gains on the sale of mortgages from 2004 to 2005.  Amortization and impairment charges on mortgage servicing rights were $111 thousand in 2005 compared to $128 in 2004. In addition, the Bank recorded a loss of $482 thousand from its investment in a mortgage banking joint venture, including the previously mentioned write-off of the remaining investment on the Bank’s balance sheet.  However, this loss was partially offset by fee income of $6 thousand and an increase to net interest income of $30 thousand from services provided to the mortgage banking company by the Bank. The Bank also recorded a loss on this investment of $208 thousand in 2004.  This investment is accounted for using the equity method of accounting.  During the first quarter of 2005, the mortgage banking company ceased operations.  Negotiations continue between the investors with regard to final disposition of the company’s assets.  Security gains were $224 thousand in 2005 and $204 thousand in 2004. Of the securities gains in 2005, $56 thousand was the result of a merger that required a cash settlement.

Noninterest Expense

Comparison of the three and nine months ending September 30, 2005 to the three and nine months ending September 30, 2004:

Noninterest expense for the quarter was up $254 thousand (6.4%) to $4.2 million compared to $4.0 million for the same period in 2004.  Nearly all noninterest expense categories showed an increase from the prior-year quarter.  Total salaries and benefits increased $101 thousand and was the category with the largest dollar increase over the prior year quarter.  This increase came primarily in the form of salary, incentive, health insurance and pension expenses.  Advertising costs increased quarter over quarter by $60 thousand.  Additional expense was recognized for promotion of loan and deposit specials that were offered during the third quarter.  All other noninterest expense categories remained fairly constant when compared to the prior-year quarter.

Year-to-date, noninterest expense was $12.7 million versus $11.9 million in 2004.  Salaries and benefits were up $409 thousand from $6.2 million to $6.6 million and accounted for most of the increase in noninterest expense.  The largest contributors to the increase in salaries and benefits were salaries (+$12 thousand), incentive compensation (+$61 thousand), health insurance (+$172 thousand) and pension expense (+$177 thousand). Included in the health insurance and pension cost was a one-time charge totaling $130 thousand for a severance agreement that was recorded in the first quarter of 2005. Legal and professional fees represent the second largest dollar increase to noninterest expense in 2005.

These fees have increased $172 thousand (39.4%) from $437 thousand in 2004 to $609 thousand in 2005.  Approximately $140 thousand of expenses have been incurred in 2005 for compliance with Section 404 of Sarbanes Oxley Act of 2002. Data processing costs have decreased $72 thousand year-over-year as the result of a first quarter credit provided by the Bank’s core system processor as an incentive to renew its contract for three years. Other expense is up $151 thousand from the previous year and includes a loss of $57 thousand from the sale of real estate in the second quarter. This real estate was owned by the Corporation and used by the Bank as administrative office space, but was no longer needed for that purpose. All other noninterest expense categories remained fairly constant compared to the prior year.

The Corporation recorded income tax expense of $509 thousand for the first nine months of 2005 versus $730 thousand during the same period in 2004.  During the first quarter of 2005, the Corporation reversed income tax expense when it became apparent that an accrual for additional taxes was no longer warranted. This reversal is expected to be a non-recurring event and is responsible for the lower than normal income tax expense. The Corporation’s effective tax rate for the first nine months of 2005 was 10.2% compared to 16.1% the previous year.

Income tax expense for the third quarter of 2005 was $421 thousand versus $310 thousand for the third quarter of 2004. The Corporation’s effective tax rate for the third quarter of 2005 was 20.4% compared to 17.9% for third quarter of 2004. The increase in income tax expense quarter over quarter is due to a 19.5% increase in pre-tax income quarter over quarter as tax-free income has remained stable. All taxable income for the Corporation is taxed at a rate of 34%.

Financial Condition

Total assets grew to $608.6 million on September 30, 2005, up 8.1% from $563.3 million on December 31, 2004.  Of the $45.4 million increase in total assets since prior year-end, $42.3 million of growth has occurred in the loan portfolio.   Commercial loan activity was the driver of loan growth during the period, up $37.9 million. This growth came from an increase in local lending business, supplemented with purchased commercial loan participations. The Bank is pleased with the growth in commercial loans as it reflects positively on the initiative put in place by Management to generate commercial loan growth. Consumer loans have increased $13.3 million, with most of the growth occurring during the third quarter, primarily the result of a home equity loan promotion that was in place during the quarter. Mortgage loans decreased $8.5 million during the first nine months of the year as new mortgage origination activity slowed and the Bank has reduced the amount of fixed rate mortgages it holds.  Loans held-for-sale have decreased during the period since the Bank has stopped funding loan production from its joint venture mortgage banking company. This company discontinued operations in the first quarter. Loans held-for- sale are comprised of $563 thousand of loans previously funded for the mortgage banking company. Efforts continue to find a buyer for these loans. The remaining loans held-for-sale are mortgage loans that were originated by the Bank for its customers.

Total deposits have grown by $35.7 million to $435.5 million at September 30, 2005.  Nearly all deposit categories have increased since December 31, 2004, including an increase in noninterest bearing demand deposits of $7.7 million since year-end.   The majority of deposit growth has occurred in the Bank’s Money Management product. This product has grown by 39.6% from $80.4 million at December 31, 2004 to $112.2 million at September 30, 2005.  The growth is the result of both new accounts being opened and larger balances in existing accounts. The Money Management product has a tiered interest rate, indexed to the 91-day Treasury bill and has become a very attractive product in the market as short-term interest rates continued to rise during the year.  Certificate-of-deposit balances, which had been relatively flat for most of the year, increased slightly during the third quarter as the result of a CD promotion offered during the quarter. Securities sold under agreements to repurchase (Repos) have increased $17.5 million (41.8%) since year-end 2004. At September 30, 2005, Repos totaled $59.3 million.  The Repo product also has an indexed interest rate and is offered to commercial deposit customers as part of a comprehensive cash management program.  Other short-term borrowings have decreased since the Bank is no longer funding loans held-for-sale that were originated by its joint venture mortgage banking company. Long term debt increased slightly as the Bank took a new advance from the Federal Home Loan Bank of Pittsburgh to match fund a commercial loan during the second quarter of the year.

Total shareholders’ equity recorded a net increase of $814 thousand to $55.5 million at September 30, 2005 from $54.6 million at December 31, 2004.  The increase in retained earnings more than offset the decrease in other comprehensive income, primarily unrealized losses on securities. The Corporation declared dividends of $2.4 million and repurchased 15,000 shares of its common stock to be held as Treasury shares during the year.

Capital adequacy is currently defined by regulatory agencies through the use of several minimum required ratios.  At September 30, 2005, the Corporation was well capitalized as defined by the banking regulatory agencies.  The Corporation’s total risk-based, Tier 1 risk-based and Tier 1 leverage ratios at September 30, 2005 were 13.74%, 12.47% and 8.88%, respectively.

Loan Quality

Nonperforming loans decreased from $942 thousand at year-end 2004 to $740 thousand at September 30, 2005.   The nonperforming loans to total loans ratio also fell from .27% to .19% over the same period.  Included in nonperforming loans at September 30, 2005 were nonaccrual loans totaling $286 thousand and loans past due 90 days or more totaling $454 thousand compared with $355 thousand and $587 thousand, respectively, at December 31, 2004.  The Corporation held no foreclosed real estate on September 30, 2005 or December 31, 2004. The Bank was in a net loan recovery position for the first nine months of both 2005 and 2004.  Net loans recovered in 2005 total $7 thousand and $283 thousand for 2004. The net recovery position produced an annualized ratio of net loans (recovered) to average loans of -.04% for the nine months ended September 30, 2005 and -.07% for the nine months ended September 30, 2004. The net recovery position in 2005 is primarily the result of the recovery of a previously charged off commercial credit of $266 thousand. Likewise, the net recovery position in 2004 is primarily the result of the recovery of a previously charged off commercial credit of $283 thousand.

 The allowance for loan losses was $5.4 million at September 30, 2005, up from $4.9 million at December 31, 2004.  The allowance as a percentage of total loans was 1.38% at September 30, 2005 down slightly from 1.40% at prior year-end.  The allowance provided coverage for nonperforming loans at a rate of approximately 7.3 times at September 30, 2005.

Economy:

The Corporation has identified Franklin and Cumberland Counties as its primary market areas. These counties have an unemployment rate of 3.3% and 3.5%, respectively according to data released by the Pennsylvania Department of Labor and Industry.  These unemployment rates compare very favorably to the state unemployment rate of 5.0% and are among the lowest unemployment rates in the state.  The local economy is not overly dependent on any one industry or business.

The Corporation continues to watch the actions of the Federal Reserve Open Market Committee as it contemplates additional short-term rate changes.  Short-term rates have increased eight times since September 2004; however, intermediate and long-term rates have remained flat or even fallen during this time resulting in a flat yield curve. Many economists believe short-term rates will continue to rise throughout the remainder of the year and into 2006. An increase in short-term interest rates effects both the assets and liabilities of the Corporation that are sensitive to interest rate changes.

Liquidity

The Corporation’s liquidity ratio (net cash, short-term and marketable assets divided by net deposits and short-term liabilities) was 24% at September 30, 2005 compared with 30% at December 31, 2004.  The Corporation has the ability to borrow funds from the Federal Home Loan Bank of Pittsburgh (FHLB), if necessary, to enhance its liquidity position.  At September 30, 2005, the unused funding available to the Corporation from FHLB was $171 million. In addition to the funding available through FHLB, the Corporation also has unpledged and available-for-sale investment securities with a market value of $58.8 million at September 30, 2005.  These securities could be used for liquidity purposes. Management believes that liquidity is adequate to meet the needs of the Corporation and monitors its future needs on a regular basis.

Off Balance Sheet Commitments

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk.  These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments.  Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation.  Unused commitments and standby letters of credit totaled $99.2 million and $96.3 million, respectively, at September 30, 2005 and December 31, 2004.

The Corporation has entered into various contractual obligations to make future payments.  These obligations include time deposits, long-term debt and operating leases.  At September 30, 2005, the total of these obligations did not change significantly from what was reported at December 31, 2004.

The Bank has entered into interest rate swap agreements as vehicles to partially hedge cash flows associated with interest expense on variable rate deposit accounts. Under the swap agreements, the Bank receives a variable rate and pays a fixed rate. The Bank had swap agreements with a total notional amount of $15 million outstanding at September 30, 2005 and December 31, 2004.

PART I, Item 3

Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the Corporation’s exposure to market risk during the quarter ended September 30, 2005. For more information on market risk refer to the Corporation’s 2004 Annual Report on Form 10-K.

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

The Corporation, under the direction of its Chief Executive Officer and its Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to SEC Rule 13a-15(b). Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2005.

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

There were no changes during the third quarter of 2005 in the Company’s internal control over financial reporting, other than those previously mentioned, which materially affected, or which are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II – Other Information

Item 1.   Legal Proceedings

None

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Period	Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Number of Shares that May Yet Be Purchased Under Program
July 2005	5,000	$24.30	10,000	65,000
August 2005	—	—	—	65,000
September 2005	5,000	$25.05	5,000	40,000
Total	10,000	$24.68	15,000

The July purchases were made under a stock purchase program announced by the Corporation on September 9, 2004. The program authorized the purchase of up to 75,000 shares of its $1.00 par value common stock and expired on September 9. 2005.

The Corporation announced a stock repurchase program on August 25, 2005. The program authorizes the purchase of up to 50,000 shares of its $1.00 par value common stock. The program expires on August 25, 2006.  The September purchases were made under this program.

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

Franklin Financial Services Corporation

November 8, 2005	/s/ William E. Snell Jr.
William E. Snell Jr.
President and Chief Executive Officer

November 8, 2005	/s/ Mark R. Hollar
Mark R. Hollar
Treasurer and Chief Financial Officer