Form 10-K
period 2005-12-31
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2006-03-13
CIK 723646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 0-12126

FRANKLIN FINANCIAL SERVICES CORPORATION
(Exact name of registrant as specified in its charter)

PENNSYLVANIA	25-1440803
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
20 South Main Street, Chambersburg, PA	17201-0819
(Address of principal executive offices)	(Zip Code)

(717) 264-6116
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act
NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock,  par value $1.00 per share

(Title of class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes☐  No ☒

The aggregate market value of the 2,950,944 shares of the Registrant’s common stock held by nonaffiliates of the Registrant as of June 30, 2005 based on the price of such shares was $72,298,128.

There were 3,351,686 outstanding shares of the Registrant’s common stock as of February 28, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive annual proxy statement to be filed, pursuant to Reg. 14A within 120 days after December 31, 2005, are incorporated into Part III.

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

The Corporation’s common stock is not actively traded in the over-the-counter market. The Corporation’s stock is listed under the symbol “FRAF” on the OTC Electronic Bulletin Board, an automated quotation service. The Corporation’s Internet address is www.franklinfin.com. Electronic copies of the Corporation’s 2005 Annual Report on Form 10-K are available free of charge by visiting the “Documents” section of www.franklinfin.com. Electronic copies of quarterly reports on Form 10-Q and current reports on Form 8-K are also available at this Internet address. These reports are posted as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission (SEC).

The Corporation conducts substantially all of its business through its direct banking subsidiary, F&M Trust, which is wholly owned. Another direct subsidiary, Franklin Financial Properties Corp. was organized in 2002 as a “qualified real estate subsidiary.”  F&M Trust, established in 1906, is a full-service, Pennsylvania-chartered commercial bank and trust company, which is not a member of the Federal Reserve System. F&M Trust, which operates 16 full service offices in Franklin and Cumberland Counties, Pennsylvania, engages in general commercial, retail banking and trust services normally associated with community banks and its deposits are insured (up to applicable limits) by the Federal Deposit Insurance Corporation (the “FDIC”). F&M Trust offers a wide variety of banking services to businesses, individuals, and governmental entities. These services include, but are not necessarily limited to, accepting and maintaining checking, savings, and time deposit accounts, providing investment and trust services, making loans and providing safe deposit facilities. Franklin Financial Properties Corp. was established to hold real estate assets used by F&M Trust in its banking operations.

The Corporation’s banking subsidiary is not dependent upon a single customer or a few customers for a material part of its business. Thus, the loss of any customer or identifiable group of customers would not materially affect the business of the Corporation or F&M Trust in an adverse manner. Also, none of the Corporation’s business is seasonal. The Bank’s lending activities consist primarily of commercial real estate, agricultural, commercial and industrial loans, installment and revolving loans to consumers, residential mortgage loans, and construction loans. Secured and unsecured commercial and industrial loans, including accounts receivable and inventory financing, and commercial equipment financing, are made to small and medium-sized businesses, individuals, governmental entities, and non-profit organizations. F&M Trust also participates in Pennsylvania Higher Education Assistance Act student loan programs and Pennsylvania Housing Finance Agency programs.

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

Entry into a Material Definitive Agreement

On January 23, 2006, Franklin Financial Services Corporation (the “Corporation”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Fulton Bancshares Corporation (“Fulton”) pursuant to which Fulton will merge with and into the Corporation (the “Merger”) with the Corporation being the surviving corporation in the Merger. In connection with the Merger, Fulton will also cause its wholly owned subsidiary, Fulton County National Bank and Trust Company (“FCNB”), to merge with and into the Corporation’s wholly-owned subsidiary, Farmers and Merchants Trust Company of Chambersburg (“F&M Trust”), (the “Bank Merger”) with F&M Trust being the surviving bank in the Bank Merger. Additionally, pursuant to the terms of the Merger Agreement, two (2) persons designated by Fulton’s board of directors shall be appointed to the Corporation’s board.

Under the terms of the Merger Agreement, shareholders of Fulton will have the right to elect to receive, for each share of Fulton Common Stock they own: (1) 1.864 shares of validly issued, fully paid and nonassesable shares of the Corporation’s Common Stock, or (2) $48.00 in cash, or (3) a mixed election of stock and cash. Shareholder elections, however, will be subject to allocation procedures designed to ensure that the aggregate number of shares of Corporation Common Stock to be issued and the aggregate amount of cash to be paid shall not exceed 492,790 shares and $10,964,577.50 in cash. Consummation of the Merger is subject to certain customary terms and conditions, including, but not limited to, receipt of various regulatory approvals and approval by Fulton’s shareholders.

For more information, see the Corporation’s filing on Form 8-K Current Report and Form 425 Prospectuses and Communications, Business Combinations made on January 23, 2006. Copies of these documents and other documents filed by the Company with the Securities and Exchange Commission (SEC) may be obtained for free from the SEC’s website at www.sec.gov, or from the Corporation by directing a written request to Franklin Financial Services Corporation, 20 South Main Street, Chambersburg, PA  17201, Attention: William E. Snell, Jr., President and Chief Executive Officer.

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

The principal market of F&M Trust is in Franklin County and western Cumberland County, Pennsylvania. The majority of the Bank’s loan and deposit customers are in Franklin County.  There are many commercial bank competitors in this region, in addition to credit unions, savings and loan associations, mortgage banks, brokerage firms and other competitors. The Bank competes with various strategies including customer service and convenience, a wide variety of products and services, and the pricing of loans and deposits. F&M Trust is the largest financial institution headquartered in Franklin County and had total assets of approximately $621.4 million on December 31, 2005.

Staff

As of December 31, 2005, the Corporation and its banking subsidiary had 204 full-time equivalent employees. The officers of the Corporation are employees of the bank. Most employees participate in pension, profit sharing/bonus, and employee stock purchase plans and are provided with group life, health and major medical insurance. Management considers employee relations to be excellent.

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

The Bank is a state chartered bank that is not a member of the Federal Reserve System, and its deposits are insured (up to applicable limits) by the Federal Deposit Insurance Corporation (the “FDIC”). Accordingly, the Bank’s primary federal regulator is the FDIC, and the Bank is subject to extensive regulation and examination by the FDIC and the Pennsylvania Department of Banking. The Bank is also subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. The Bank is subject to extensive regulation and reporting requirements in a variety of areas, including to help prevent money laundering, to preserve financial privacy, and to properly report late payments, defaults, and denials of loan applications. The Community Reinvestment Act requires the Bank to help meet the credit needs of the entire community where the Bank operates, including low and moderate-income neighborhoods. The Bank’s rating under the

Community Reinvestment Act, assigned by the FDIC pursuant to an examination of the Bank, is important in determining whether the bank may receive approval for, or utilize certain streamlined procedures in, applications to engage in new activities. The Bank’s present CRA rating is “satisfactory.”  Various consumer laws and regulations also affect the operations of the Bank. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

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

Prompt Corrective Action Rules

The federal banking agencies have regulations defining the levels at which an insured institution would be considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.”  The applicable federal bank regulator for a depository institution could, under certain circumstances, reclassify a “well-capitalized” institution as “adequately capitalized” or require an “adequately capitalized” or “undercapitalized” institution to comply with supervisory actions as if it were in the next lower category. Such a reclassification could be made if the regulatory agency determines that the institution is in an unsafe or unsound condition (which could include unsatisfactory examination ratings). At December 31, 2005, the Corporation and the Bank each satisfied the criteria to be classified as “well capitalized” within the meaning of applicable regulations.

Regulatory Restrictions on Dividends

Dividend payments by the Bank to the Corporation are subject to the Pennsylvania Banking Code, the Federal Deposit Insurance Act, and the regulations of the FDIC. Under the Banking Code, no dividends may be paid except from “accumulated net earnings” (generally, retained earnings). The Federal Reserve Board and the FDIC have formal and informal policies, which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions. The Prompt Corrective Action Rules, described above, further limit the ability of banks to pay dividends, because banks which are not classified as well capitalized or adequately capitalized may not pay dividends.

Under these policies and subject to the restrictions applicable to the Bank, the Bank could declare, during 2006, without prior regulatory approval, aggregate dividends of approximately $32.6 million, plus net profits earned to the date of such dividend declaration.

FDIC Insurance Assessments

The FDIC has implemented a risk-related premium schedule for all insured depository institutions that results in the assessment of premiums based on capital and supervisory measures. Under the risk-related premium schedule, the FDIC assigns, on a semiannual basis, each depository institution to one of three capital groups (well-capitalized, adequately capitalized or undercapitalized) and further assigns such institution to one of three subgroups within a capital group. The institution’s subgroup assignment is based upon the FDIC’s judgment of the institution’s strength in light of supervisory evaluations, including examination reports, statistical analyses and other information relevant to measuring the risk posed by the institution. Only institutions with a total capital to risk-adjusted assets ratio of 10% or greater, a Tier 1 capital to risk-based assets ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater, are assigned to the well-capitalized group. As of December 31, 2005, the Bank was well capitalized for purposes of calculating insurance assessments.

The present 2006 Bank Insurance Fund assessment rates range from zero for those institutions with the least risk, to $0.27 for every $100 of insured deposits for institutions deemed to have the highest risk. The Bank is in the category of institutions that presently pay nothing for deposit insurance. The FDIC adjusts the rates every six months. While the Bank presently pays no premiums for deposit insurance, it is subject to assessments to pay the interest on Financing Corporation bonds. The Financing Corporation was created by Congress to issue bonds to finance the resolution of failed thrift institutions. Commercial banks and thrifts are subject to the same assessment for Financing Corporation bonds. The FDIC sets the Financing Corporation assessment rate every quarter. The Financing Corporation assessment for the Bank (and all other banks) for the first quarter of 2006 is an annual rate of $.0132 for each $100 of deposits.

In February 2006, deposit insurance modernization legislation was enacted. The new law merges the BIF and SAIF into a single Deposit Insurance Fund, increases deposit insurance coverage for IRAs to $250,000, provides for the future increase of deposit insurance on all accounts by indexing the coverage to the rate of inflation, authorizes the FDIC to set the reserve ratio of the combined Deposit Insurance Fund at a level between 1.15% and 1.50%, and permits the FDIC to establish assessments to be paid by insured banks to maintain the minimum ratios. New deposit insurance assessment rates will not be known until the FDIC conducts extensive research and issues new assessment rates, expected by the fourth quarter of 2006. While the possible assessment rates are unknown, the FDIC has stated that it expects that all banks will be assessed some amount for deposit insurance based upon present expectations. Banks in existence prior to 1996 will receive a partial credit for past deposit insurance premiums paid, but the amount of the credit for a specific bank will not be known until new regulations implementing the assessments and the credits are adopted.

New Legislation

No significant legislation in the financial services area was enacted in 2005. Legislation was enacted in February 2006 to reform FDIC insurance (see above).

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

Item 1A. Risk Factors

The following is a summary of the primary risks associated with the Corporation’s business, financial condition and results of operations, and common stock. The list of risks identified below is not intended to be exhaustive and does not include risks that are faced by businesses generally. In addition to the risks identified below, there may be other risks and uncertainties, including those not presently known to us or those we currently consider immaterial that could adversely affect the Corporation and its business.

Risk Factors Relating to the Corporation

Our focus on commercial loans may increase the risk of substantial credit losses.

The Bank offers a variety of loan products, including residential mortgage, consumer, construction and commercial loans. At December 31, 2005, approximately 57% of our loans were commercial loans, including those secured by commercial real estate. We expect that, as  the Bank grows, this percentage will grow as the Bank continues to focus its efforts on commercial lending. Commercial lending is more risky than mortgage and consumer lending because loan balances are greater and the borrower’s ability to repay is contingent on the successful operation of a business. Risk of loan defaults is unavoidable in the banking industry, and we try to limit exposure to this risk by carefully monitoring the amount of loans in specific industries and by exercising prudent lending practices. However, we cannot eliminate the risk, and substantial credit losses could result in reduced earnings or losses.

Our allowance for loan losses may prove to be insufficient to absorb potential losses in our loan portfolio.

The Bank maintains an allowance for loan losses that we believe is appropriate to provide for any potential losses in our loan portfolio. The amount of this allowance is determined by management through a periodic review and consideration of several factors, including an ongoing review of the quality, size and diversity of our loan portfolio; evaluation of nonperforming loans; historical loan loss experience; and the amount and quality of collateral, including guarantees, securing the loan. Although we believe our loan loss allowance is adequate to absorb probable losses in our loan portfolio, we cannot predict such losses or that our allowance will be adequate. Excess loan losses could have a material adverse effect on our financial condition and results of operations.

Our lending limit is smaller than many of our competitors, which affects the size of the loans we can offer customers.

The Bank’s lending limit is $7.3 million. Accordingly, the size of the loans that the Corporation can offer to potential customers is less than the size of loans that many of our competitors with larger lending limits can offer. This limit affects our ability to seek relationships with larger businesses in our market area. We accommodate loan amounts in excess of our lending limits through the sale of participations in such loans to other banks. However, there can be no assurance that we will be successful in attracting or maintaining customers seeking larger loans or that we will be able to engage in participation of such loans or on terms favorable to us.

We depend on the services of our Management team and the unexpected loss of any member of the Management team could disrupt our operations and may adversely affect our operations.

We are a relationship-driven organization. Our growth and development to date have depended in large part on the efforts of our senior officers, who have primary contact with our customers and are extremely important in maintaining personalized relationships with our customer base, a key aspect of our business strategy and in increasing our market presence. The unexpected loss of services of one or more of these key employees could have a material adverse effect on our operations and possibly result in reduced revenues.

Our Management team has considerable experience in the banking industry and are extremely valuable to us and would be difficult to replace. The loss of the services of these officers could have a material adverse effect upon our future prospects.

We face strong competition in our primary market areas.

We encounter strong competition from other financial institutions in our primary market area, which consists of Franklin County and western Cumberland County, Pennsylvania. In addition, established financial institutions not already operating in our primary market area may open branches there at future dates. In the conduct of certain aspects of our banking business, we also compete with savings institutions, credit unions, mortgage banking companies, consumer finance companies, insurance companies and other institutions, some of which are not subject to the same degree of regulation or restrictions as are imposed upon us. Many of these competitors have substantially greater resources and lending limits than we have and offer services that we do not provide. In addition, many of these competitors have numerous branch offices located throughout their extended market areas that provide them with a competitive advantage over us. No assurance can be given that such competition will not have an adverse impact on our financial condition and results of operations.

We are affected by local, regional and national economic conditions over which we have no control.

The results of operations for financial institutions, including the Corporation, may be materially and adversely affected by changes in prevailing economic conditions, including declines in real estate markets, unemployment, recession, international developments, rapid changes in interest rates and the monetary and fiscal policies of the federal government. Substantially all of our loans are to businesses and individuals in our primary market area and any decline in the economy of this area could have an adverse impact on us. Accordingly, we could be more vulnerable to economic downturns in our market area than our larger competitors, who are more geographically diverse. Changes in governmental economic and monetary policies, the Internal Revenue Code and banking and credit regulations may affect our ability to attract deposits and the demand for loans. The interest payable on deposits and chargeable on loans is further subject to governmental regulations and fiscal policy, as well as national, state and local economic growth, employment rates and population trends.

Changes in interest rates could have an adverse impact upon our results of operations.

Our profitability is in part a function of the spread between interest rates earned on investments, loans and other interest-earning assets and the interest rates paid on deposits and other interest-bearing liabilities. Recently, interest rate spreads have generally narrowed due to changing market conditions and competitive pricing pressure. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, will influence not only the interest we receive on our loans and investment securities and the amount of interest we pay on deposits and borrowings, but will also affect our ability to originate loans and obtain deposits and the value of our investment portfolio. If the rate of interest we pay on our deposits and other borrowings increases more than the rate of interest we earn on our loans and other investments, our net interest income, and therefore our earnings, could be adversely affected. Our earnings also could be adversely affected if the rates on our loans and other investments fall more quickly than those on our deposits and other borrowings. While we take measures to guard against interest rate risk, there can be no assurance that such measures will be effective in minimizing our exposure to interest rate risk.

We are subject to extensive governmental regulation.

We, as well as other financial institutions like us, are subject to intensive regulation by federal and state bank regulatory agencies. There can be no assurance that this supervision and regulation will not have a material adverse effect on our results of operations. The primary purpose of this regulation is the protection of the federal deposit insurance funds administered by the FDIC, as well as our depositors, as opposed to our shareholders. Further, the financial services industry has received significant legislative attention in recent years, resulting in increased regulation in certain areas and deregulation in other areas. As a result, banks now face strong competition from other financial service providers in areas that were previously, almost the exclusive domain of banks.

We may need to spend significant money to keep up with technology so we can remain competitive.

The banking industry continues to undergo rapid technological changes with frequent introduction of new technology-driven products and services. In addition to providing better services to customers, the effective use of technology increases efficiency and enables us to reduce costs. Our future success depends in part upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional operating efficiencies. Many of our competitors have substantially greater resources to invest in technological improvements. Such technology may permit competitors to perform certain functions at a lower cost than we can. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these to our customers.

Risks relating to pending acquisition of Fulton Bancshares Corporation.

On January 23, 2006, the Corporation entered into an Agreement and Plan of Merger with Fulton Bancshares Corporation (“Fulton”) pursuant to which Fulton will merge with and into the Corporation, with the Corporation being the surviving corporation. In connection with the merger, Fulton’s wholly owned subsidiary, Fulton County National Bank and Trust Company (“FCNB”), will merge with and into the Bank, with the Bank being the surviving bank. We face a number of risks relating to this acquisition.  Our financial condition and results of operations could be adversely affected if we are unable to successfully integrate Fulton and FCNB into our existing operations, if we are unable to realize anticipated revenue synergies and cost savings, or if we experience greater than expected customer attrition and deposit runoff.

Risk Factors Relating to the Common Stock

Investments in our common stock are not insured by the FDIC.

Investments in the Corporation’s common stock are not savings or deposit accounts and are not insured by the FDIC or any other governmental agency. Investments in the Corporation’s common stock are not guaranteed, may lose value, and are subject to a variety of investment risks, including loss of principal.

There is a limited trading market for our common stock.

There is currently only a limited public market for our common stock. Our common stock is listed on the Over the Counter Bulletin Board (OTC-BB) under the symbol “FRAF.”  Because it is thinly traded, we cannot assure you that you will be able to resell your shares of common stock for a price that is equal to the price that you paid for your shares. We have no plans to apply to have our common stock listed for trading on any stock exchange or the NASDAQ market.

The Bank’s ability to pay dividends to the Corporation is subject to regulatory limitations which may affect the Corporation’s ability to pay dividends to our shareholders.

As a holding company, the Corporation is a separate legal entity from the Bank and does not have significant operations of its own. We currently  depend upon the Bank’s cash and  liquidity to pay dividends to our shareholders. We cannot assure you that in the future the Bank will have the capacity to pay dividends to the Corporation. The availability of dividends from the Bank is limited by various statutes and regulations. It is possible, depending upon the Bank’s  financial  condition  and  other factors,  that the Bank’s  regulators  could assert that payment of dividends by the Bank to the Corporation is  an unsafe or unsound  practice. In the event that the Bank is unable to pay dividends to the Corporation,  the Corporation may not be able to pay  dividends  to our shareholders

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Corporation’s headquarters is located in the main office of F&M Trust at 20 South Main Street, Chambersburg, Pennsylvania. This location also houses a community banking office as well as operational support services for the bank. The Corporation owns or leases twenty-four properties in Franklin (18) and Cumberland (6) Counties, Pennsylvania as described below:

Property	Owned	Leased
Community Banking Offices	11	5
Remote ATM Sites	1	3
Other Properties	3	1

Item 3. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Part II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

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

The range of high and low bid prices is shown below for the years 2005 and 2004, as well as cash dividends paid for those periods. The bid quotations reflect interdealer quotations, do not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions. The closing price of Franklin Financial Services Corporation common stock recorded from an actual transaction on December 31, 2005, was $25.25. The Corporation had 1,913 shareholders of record as of December 31, 2005.

Market and Dividend Information
Bid Price Range Per Share

	2005			2004
			Dividends			Dividends
	High	Low	Declared	High	Low	Declared
	(Dollars per share)
First quarter	$27.50	$26.35	$0.23	$27.60	$26.80	$0.21
Second quarter	26.25	24.50	0.24	27.60	25.25	0.21
Third quarter	25.50	24.05	0.24	25.25	23.30	0.23
Fourth quarter	25.50	24.10	0.24	27.75	24.85	0.23
			$0.95			$0.88

Per share information has been adjusted retroactively to reflect all stock splits and dividends.

For limitations on the Corporation’s ability to pay dividends, see “Supervision and Regulation—Regulatory Restrictions on Dividends” in Item 1 above.

The information related to equity compensation plans is incorporated by reference to the materials set forth under the heading “ Equity Compensation Plan Information” on Page 14 of the Corporation’s Proxy Statement for the 2006 Annual Meeting of Shareholders.

Common Stock Repurchases:

The following table represents the repurchase of issuer equity securities during the fourth quarter of 2005:

			Total Number of	Number of Shares
		Average	Shares Purchased	that May Yet Be
	Number of	Price Paid	as Part of Publicly	Purchased Under
Period	Shares Purchased	per Share	Announced Program	Program
October 2005	4,600	$24.60	9,600	40,400
November 2005	—	—	—	40,400
December 2005	8,122	$24.93	17,722	32,278
Total	12,722	$24.82	27,322

On August 25, 2005, the Board of Directors authorized the repurchase of up to 50,000 shares of the Corporation’s $1.00 par value common stock over a twelve-month period ending in August 2006. The common shares of the Corporation will be purchased in the open market or in privately negotiated transactions. The Corporation uses the repurchased common stock (Treasury stock) for general corporate purposes including stock dividends and splits, employee benefit and executive compensation plans, and the dividend reinvestment plan.

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

Annual Meeting:

The Annual Shareholders’ Meeting will be held on Tuesday, April 25, 2006, at the Family Traditions Lighthouse Restaurant, 4301 Philadelphia Avenue, Chambersburg, Pennsylvania. The Business Meeting will begin at 10:30 a.m. followed by a luncheon.

Website:

www.franklinfin.com

Stock Information:

The following brokers are registered as market makers of Franklin Financial Services Corporation’s common stock:

Ferris Baker Watts	17 East Washington Street, Hagerstown, MD 21740	800/344-4413
RBC Dain-Rauscher	2101 Oregon Pike, Lancaster, PA 17601	800/646-8647
Boenning & Scattergood, Inc.	1700 Market Street, Suite 1420,
	Philadelphia, PA 19103-3913	800/883-1212
Ryan, Beck & Co.	3 Parkway, Philadelphia, PA 19102	800/223-8969

Registrar and Transfer Agent:

The registrar and transfer agent for Franklin Financial Services Corporation is Fulton Bank, P.O. Box 4887, Lancaster, PA  17604.

Item 6. Selected Financial Data

Summary of Selected Financial Data

	2005	2004	2003	2002	2001
Summary of operations	(Dollars in thousands, except per share)
Interest income	$29,711	$24,809	$24,884	$27,388	$31,296
Interest expense	12,173	8,819	9,057	11,801	15,773
Net interest income	17,538	15,990	15,827	15,587	15,523
Provision for loan losses	426	880	1,695	1,190	1,480
Net interest income after provision for loan losses	17,112	15,110	14,132	14,397	14,043
Noninterest income	6,995	7,093	7,740	5,903	5,690
Noninterest expense	17,058	15,996	14,659	13,531	12,851
Income before income taxes	7,049	6,207	7,213	6,769	6,882
Income tax	937	1,015	1,373	1,196	1,288
Net income	$6,112	$5,192	$5,840	$5,573	$5,594
Per common share
Basic earnings per share	$1.82	$1.54	$1.74	$1.66	$1.67
Diluted earnings per share	1.81	1.54	1.74	1.66	1.64
Regular cash dividends paid	0.95	0.88	0.82	0.75	0.69
Special cash dividends paid	—	—	—	0.20	—
Balance sheet data (end of year)
Total assets	$621,357	$563,268	$549,702	$532,357	$498,847
Loans, net	391,788	343,130	330,196	316,756	300,123
Deposits	456,799	399,896	372,431	371,887	354,043
Long-term debt	48,546	52,359	56,467	59,609	50,362
Shareholders’ equity	55,670	54,643	51,858	47,228	45,265
Performance yardsticks
Return on average assets	1.03%	0.93%	1.09%	1.07%	1.14%
Return on average equity	11.13%	9.77%	11.80%	12.04%	12.51%
Dividend payout ratio	52.31%	56.82%	46.87%	57.31%	41.95%
Average equity to average asset ratio	9.28%	9.47%	9.25%	8.85%	9.10%
Trust assets under management	$411,165	$410,491	$337,796	$351,970	$375,188

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

Management performs a monthly evaluation of the adequacy of the allowance for loan losses. Consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, borrowers’ actual or perceived financial and managerial strengths, the adequacy of the underlying collateral (if collateral dependent) and other relevant factors. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans.

The analysis has two components, specific and general allocations. Collateral values discounted for market conditions and selling costs are used to establish specific allocations. The Bank’s historical loan loss experience, loan administration factors, and general economic conditions are used to establish general allocations for the remainder of the portfolio.  The analysis produces a low to high range for the adequacy of the allowance. At December 31, 2005, the low range for the allowance for loan losses was $3.2 million while the high range was $5.3 million. The allowance for loan losses totaled  $5.4 million at December 31, 2005.

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

As required by Statement of Financial Accounting Standard No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”, upon the sale of mortgage loans, the Bank capitalizes the value allocated to the servicing rights in other assets and makes a corresponding entry to other income from mortgage banking activities. The capitalized servicing rights are amortized against noninterest income in proportion to, and over the periods of, the estimated net servicing income of the underlying financial assets.

Capitalized servicing rights are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. The rights are deemed to be impaired when the fair value of the rights is less than the amortized cost. If impaired, the Bank records a charge against noninterest income from mortgage banking activities through a mortgage servicing rights valuation allowance. The amount charged to the valuation allowance can be reversed in future periods if the rights are determined to no longer be impaired. However, the amount of impairment reversed may not exceed the balance of the valuation allowance.

The fair value of the servicing rights is determined through a discounted cash flow analysis and calculated using a computer-pricing model. The pricing model is based on the objective characteristics of the mortgage servicing portfolio (e.g, loan balance and interest rate) and commonly used industry assumptions (e.g., prepayment speeds, discount rates). The assumptions take into account those that many active purchasers of servicing rights employ in their evaluations of portfolios for sale in the secondary market. The unique characteristics of the secondary servicing market often dictate adjustments to the assumptions over short periods of time. Subjective factors are also considered in the derivation of market values, including levels of supply and demand for servicing, interest rate trends, and perception of risk not incorporated into prepayment assumptions.

At December 31, 2005, the fair value of the servicing rights was $1.5 million. The amortized cost of the rights was $1.8 million, with a valuation allowance of ($198) thousand. In determining the fair value at December 31, 2005, the Bank used a weighted-average discount rate of 9.00% and a weighted-average constant prepayment speed of 10.04%. The valuation allowance reflects the impairment charges, net of reversals, recognized over time. The servicing rights had an amortized cost of $1.7 million on December 31, 2004, with a valuation allowance of ($358) thousand.

The value of mortgage servicing rights is greatly affected by changes in mortgage interest rates because of changes in prepayment speeds. If interest rates decrease by 1%, the value of the servicing rights will decrease by $550 thousand. If interest rates increase by 1%, the value of the servicing rights will increase by $121 thousand.

Financial Derivatives—As part of its interest rate risk management strategy, the Bank has entered into interest rate swap agreements. A swap agreement is a contract between two parties to exchange cash flows based upon an underlying notional amount. Under the swap agreements, the Bank pays a fixed rate and receives a variable rate from an unrelated financial institution serving as counter-party to the agreements. The swaps are designated as cash flow hedges and are designed to minimize the variability in cash flows of the Bank’s variable-rate money market deposit liabilities attributable to changes in interest rates. The swaps in effect convert a portion of a variable rate liability to a fixed rate liability.

The interest rate swaps are recorded on the balance sheet as an asset or liability at fair value. To the extent the swaps are effective in accomplishing their objectives, changes in the fair value are recorded in other comprehensive income. To the extent the swaps are not effective, changes in fair value are recorded in interest expense. Cash flow hedges are determined to be highly effective when the Bank achieves offsetting changes in the cash flows of the risk being hedged. The Bank measures the effectiveness of the hedges on a quarterly basis and it has determined the hedges are highly effective. Fair value is heavily dependent upon the market’s expectations for interest rates over the remaining term of the swaps. For example, at December 31, 2005, outstanding interest rate swaps were valued at negative $137 thousand. If the implied overall rate inherent in the computation were increased by 1%, the value of the swaps would improve to positive  $162 thousand.

Temporary Investment Impairment—Investment securities are written down to their net realizable value when there is impairment in value that is considered to be “other than temporary.”  The determination of whether or not other than temporary impairment exists is a matter of judgement. Management reviews investment securities regularly for possible impairment that is “other than temporary” by analyzing the facts and circumstances of each investment and the expectations for that investment’s performance. “Other than temporary” impairment in the value of an investment may be indicated by the length of time and the extent to which market value has been less than cost; the financial condition and near term prospects of the issuer; or the intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value.

Stock-based Compensation—The Corporation has two stock compensation plans in place consisting of an Employee Stock Purchase Plan (ESPP) and an Incentive Stock Option Plan (ISOP).

The Corporation follows the disclosure requirements of Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation.”  Accordingly, no compensation expense for the ESPP or the ISOP has been recognized in the financial statements of the Corporation. If compensation cost of the plans had been recognized, net income for 2005 would have been reduced by $92 thousand from $6.1 million to $6.0 million. Consequently, diluted earnings per share would have fallen to $1.79 from $1.81.

The Corporation calculates the compensation cost of the options by using the Black-Scholes method to determine the fair value of the options granted. In calculating the fair value of the options, the Corporation makes assumptions regarding the risk-free rate of return, the expected volatility of the Corporation’s common stock and the expected life of the option. These assumptions are made independently for the ESPP and the ISOP and if changed would impact the compensation cost of the options and the pro-forma impact to net income. Management will begin recognizing expense associated with such plans beginning in the first quarter of 2006 in accordance with Statement of Financial Accounting Standard No. 123(R)  “Share-Based Payment”.

Results of Operations

Management’s Overview

The following discussion and analysis is intended to assist the reader in reviewing the financial information presented and should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein.

Franklin Financial Services Corporation reported net income of $6.1 million in 2005 and diluted earnings per share of $1.81. In comparison, net income for 2004 was $5.2 million and diluted earnings per share were $1.54. Both the return on average assets (ROA) and return on average shareholders equity (ROE) improved in 2005. For 2005, the ROA was 1.03% and the ROE was 11.13%. This compares to an ROA of .93% and an ROE of 9.77% for 2004.

Net interest income on a tax-equivalent basis was $18.9 million in 2005 compared to $17.3 million in 2004 and  $17.1 million in 2003. The increase in 2005 was due primarily to an increase in average interest earning assets and to a lesser extent an increase in short-term interest rates in 2005.

The provision for loan losses was $426 thousand in 2005 and represents the second consecutive year that the Corporation was able to reduce its provision expense. The provision for loan losses was  $880 thousand in 2004 and $1.7 million in 2003. Maintaining loan credit quality continues to be a priority for the Corporation.

Noninterest income for 2005 was $7.0 million compared to $7.1 million in 2004. Investment and Trust Services fees increased during 2005 versus 2004. Service charges and fee income showed only a slight increase from the prior year and mortgage-banking fees fell in 2005 due to less gain realized on mortgage sales.  The Bank wrote-off its remaining investment in a joint venture mortgage banking company as the company discontinued operation in 2005. Gains were realized on security sales and the sale of real estate that was previously held for community office expansion.

Noninterest expense increased $1.1 million in 2005 to $17.1 million. Continued increases in employee benefit costs and compliance costs contributed to the increase in noninterest expense year over year. In addition, nonrecurring expenses from a loss on the sale of real estate no longer used by the Bank and a Federal Home Loan Bank of Pittsburgh (FHLB) prepayment penalty were recorded in 2005.

Total assets of the Corporation were $621.4 million at December 31, 2005 compared to $563.3 million at December 31, 2004. The majority of asset growth occurred in the loan portfolio, primarily the commercial loan portfolio. Consumer loans also increased from 2004 with growth occurring in home-equity and indirect consumer lending products. Mortgage loans continued to decline in 2005 since the Bank is holding less mortgage loans as portfolio loans. Loans held-for-sale declined as the joint-venture mortgage banking company discontinued operation.

Total deposits increased $56.9 million to $456.8 million at December 31, 2005. Most of this growth occurred in the Bank’s Money Management product. This product, which is indexed to short-term interest rates, proved extremely popular in 2005 as short-term interest rates increased eight times during the year. Securities sold under agreements to repurchase (Repos) also experienced strong growth year over year as part of a commercial cash management product. The Bank also took a new term loan from the FHLB to fund a commercial loan and prepaid two high interest rate FHLB loans.

A more detailed discussion of the areas that had the greatest affect on reported results follows.

Net Interest Income

The most important source of the Corporation’s earnings is net interest income, which is defined as the difference between income on interest-earning assets and the expense of interest-bearing liabilities supporting those assets. Principal categories of interest-earning assets are loans and securities, while deposits, securities sold under agreements to repurchase (Repos), short-term borrowings and long-term debt are the principal categories of interest-bearing liabilities. For the purpose of this discussion, net interest income is adjusted for a fully taxable-equivalent basis (refer to Table 1). This adjustment facilitates performance comparisons between taxable and tax-free assets by increasing the tax-free income by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the Corporation’s 34% Federal statutory rate. The components of net interest income are detailed in Tables 1, 2 and 3.

2005 versus 2004:

During 2005, the Federal Reserve Open Market Committee raised the federal funds target rate eight times. These actions increased the federal funds rate by 2% during the year. While these rate increases had a direct affect on short-term and variable rate assets and liabilities, the yield curve remained virtually flat during the year and thereby limited rate increases on fixed rate products. In  2005, net interest income on a tax equivalent basis was $18.9 million, a 9.2 % increase compared to $17.3 million in 2004.  Interest income on earning assets was $31.1 million, an increase of $5 million or 19% over the prior year. Interest on loans contributed $3.7 million of the increase in interest income with most of the increase coming from growth in the commercial loan portfolio during 2005. Interest income on investments was up $1.1 million over the prior year.  The yield on earning assets increased from 5.04% in 2004 to 5.67% in 2005.

Interest expense increased $3.4 million, driven primarily by increased interest expense on the money management deposit product and securities sold under agreements to repurchase (Repos). Both of these products experienced tremendous growth in average outstanding balances during 2005. In addition, both of these products are indexed to short-term interest rates and as such, cost more in 2005 due to the increase in short-term rates during the year. The swaps added $273 thousand to interest expense in 2005 and $638 thousand in 2004. This decrease was caused by the maturity of one swap in 2004 and the increase in short-term interest rates in 2005. The cost of interest bearing liabilities increased from 2.01% in 2004 to 2.63% in 2005.

Overall, with rate increases and balance sheet growth throughout 2005, the net interest margin improved slightly to 3.45% in 2005 from 3.34% in 2004. Table 2 presents the changes in net interest income that are attributable to changes in balance sheet size or interest rate changes as compared to the prior year. Of the $1.6 million increase in 2005 net interest income, $1.2 million was the result of changes in balance sheet size and $400 thousand was the result of interest rates earned and paid.

2004 versus 2003:

Net interest income on a tax equivalent basis for 2004 was $17.3 million, an increase of $179 thousand over the $17.1 million earned in 2003. Average interest-earning assets (up $23.9 million) and average interest bearing liabilities (up $15.8 million) both reported increases for 2004 as compared to 2003. However, interest income remained flat at $26.1 million for both 2004 and 2003. Interest expense decreased slightly, falling from $9.1 million in 2003 to $8.8 million in 2004. Even though interest rates started to rise during 2004, the overall low rate environment continued to impact the asset side of the balance sheet more than the liability side of the balance sheet. The yield on earning assets fell from 5.28% to 5.04% from 2003 to 2004. The decrease in interest income from the lower yield more than offset any increases in interest income the Corporation recognized from the growth in earning assets. The cost of interest-bearing liabilities was 2.01% in 2004, down from 2.14% in 2003. The lower cost of interest-bearing liabilities, coupled with a change in the mix of these liabilities, primarily a reduction in long-term debt, helped reduce interest expense during 2004. These factors contributed to the decrease in the net interest margin from 3.45% in 2003 to 3.33% in 2004. The Corporation’s net interest income continued to be burdened by the interest expense associated with several interest rate swaps that were purchased in 2001 to protect against rising interest rates. The swaps added $638 thousand to interest expense in 2004 and $781 thousand in 2003.

Table 1. Net Interest Income

Net interest income, defined as interest income less interest expense, is shown in the following table:

	2005	% Change	2004	% Change	2003	% Change
	(Dollars in thousands)
Interest income	$29,711	19.76%	$24,809	-0.30%	$24,884	-9.14%
Interest expense	12,173	38.03%	8,819	-2.63%	9,057	-23.25%
Net interest income	17,538	9.68%	15,990	1.03%	15,827	1.54%
Tax equivalent adjustment	1,384		1,331		1,261
Net interest income/fully taxable equivalent	$18,922	9.24%	$17,321	1.36%	$17,088	1.18%

Table 2. Rate-Volume Analysis of Net Interest Income

Table 2 attributes increases and decreases in components of net interest income either to changes in average volume or to hanges in average rates for interest-earning assets and interest-bearing liabilities. Numerous and simultaneous balance and rate changes occur during the year. The amount of change that is not due solely to volume or rate is allocated proportionally to both.

	2005 Compared to 2004			2004 Compared to 2003
	Increase (Decrease) due to:			Increase (Decrease) due to:
	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:	(Dollars in thousands)
Interest-bearing obligations in other banks and Federal funds sold	$6	$158	$164	$11	$29	$40
Investment securities
Taxable	232	737	969	(58)	231	173
Nontaxable	(11)	145	134	189	(27)	162
Loans	1,305	2,383	3,688	1,313	(1,693)	(380)
Total net change in interest income	$1,532	$3,423	$4,955	$1,455	$(1,460)	$(5)
Interest expense on:
Interest-bearing checking	11	73	84	28	(36)	(8)
Money market deposit accounts	479	1,306	1,785	(84)	180	96
Savings accounts	(7)	85	78	30	(44)	(14)
Time deposits	160	480	640	(38)	(260)	(298)
Securities sold under agreements to repurchase	90	1,010	1,100	22	103	125
Short-term borrowings	(240)	102	(138)	167	4	171
Long-term debt	(142)	(53)	(195)	(306)	(4)	(310)
Total net change in interest expense	351	3,003	3,354	(181)	(57)	(238)
Increase (decrease) in interest income	$1,181	$420	$1,601	$1,636	$(1,403)	$233

Nonaccruing loans are included in the loan balances. All nontaxable interest income has been adjusted to a tax-equivalent basis, using a tax rate of 34%.

Table 3. Analysis of Net Interest Income

	2005			2004			2003
	Average	Income or	Average	Average	Income or	Average	Average	Income or	Average
	balance	expense	yield/rate	balance	expense	yield/rate	balance	expense	yield/rate
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing obligations of other banks and federal funds sold	$ 8,026	$ 274	3.41%	$ 7,645	$ 110	1.44%	$ 6,661	$ 70	1.05%
Investment securities
Taxable	128,907	4,594	3.56%	121,486	3,625	2.98%	123,549	3,452	2.79%
Nontaxable	35,685	2,639	7.40%	35,841	2,505	6.99%	33,143	2,343	7.07%
Loans, net of unearned discount	375,927	23,588	6.27%	353,638	19,900	5.63%	331,364	20,280	6.12%
Total interest-earning assets	548,545	31,095	5.67%	518,610	26,140	5.04%	494,717	26,145	5.28%
Other assets	43,173			42,640			40,135
Total assets	$ 591,718			$ 561,250			$ 534,852
Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$ 75,645	$ 306	0.40%	$ 72,118	$ 222	0.31%	$ 63,692	$ 230	0.36%
Money market deposit accounts	106,681	3,259	3.05%	83,911	1,474	1.76%	89,139	1,378	1.55%
Savings	53,410	341	0.64%	54,782	263	0.48%	49,115	277	0.56%
Time	120,087	3,765	3.14%	114,431	3,125	2.73%	115,739	3,423	2.96%
Total interest-bearing deposits	355,823	7,671	2.16%	325,242	5,084	1.56%	317,685	5,308	1.67%
Securities sold under agreements to repurchase	52,149	1,575	3.02%	44,805	475	1.06%	42,226	350	0.83%
Short term borrowings	2,133	61	2.86%	13,327	199	1.49%	2,124	28	1.32%
Long term debt	52,622	2,866	5.45%	55,218	3,061	5.54%	60,744	3,371	5.55%
Total interest-bearing liabilities	462,727	12,173	2.63%	438,592	8,819	2.01%	422,779	9,057	2.14%
Noninterest-bearing deposits	69,058			63,750			56,588
Other liabilities	5,033			5,740			6,010
Shareholders’ equity	54,900			53,168			49,475
Total liabilities and shareholders’ equity	$ 591,718			$ 561,250			$ 534,852
Net interest income/Net interest margin		18,922	3.45%		17,321	3.34%		17,088	3.45%
Tax equivalent adjustment		(1,384)			(1,331)			(1,261)
Net interest income		$ 17,538			$ 15,990			$ 15,827

All amounts have been adjusted to a tax-equivalent basis using a tax rate of 34%.

Loan balances include nonaccruing loans and loans held for sale.

Provision for Loan Losses

The Corporation recorded a provision for loan losses of $426 thousand in 2005. This represents the second consecutive year of a reduction in the provision for loan loss expense. The provision for loan loss expense was $880 thousand in 2004 and $1.7 million in 2003. In addition, 2005 was also the second consecutive year that the Corporation ended the year in a net loan recovery position (more previously charged-off loans were recovered than loans were charged-off). Net recoveries for 2005 were $90 thousand and $256 thousand in 2004. In 2003, net loan charge-offs were $2.3 million. Management performs a monthly analysis of the loan portfolio considering current economic conditions and other relevant factors to determine the adequacy of the allowance for loan losses and the provision for loan losses.  For more information, refer to the asset quality discussion and Tables 11, 12 and 13.

Noninterest Income and Expense

2005 versus 2004:

Noninterest income, excluding securities gains, in 2005 remained unchanged from 2004 at $6.8 million. While the total remained unchanged year-over-year, the contribution of the individual line items did change. The Bank’s Investment and Trust Services department has taken a comprehensive approach to meeting the financial needs of its customers by offering everything from estate planning to personal investment planning and insurance. Fee income from Investment and Trust Services increased $231 thousand from 2004. Even though trust assets under management remained relatively flat year over year, these assets experienced a 2005 mid-year spike, primarily due to estate settlements, and thereby generated a corresponding increase in fee income. In addition, fee income from services provided by the Bank’s Personal Investment Center (PIC) was 13% higher in 2005 than 2004.

Total service charges and fees increased only slightly year over year. Commercial loan fees more than doubled in 2005 as the Bank continued to place a greater emphasis on commercial lending. Consumer lending fees also nearly doubled in 2005. Much of this was due to the success of a consumer debt protection product that provides debt protection in the event of death, disability or involuntary unemployment. However, these increases were offset by a decrease in mortgage fees as mortgage origination volume continued to slow. Service charges and fees on deposit products decreased slightly from 2004 due to a 24% decrease in account analysis fees on the Bank’s commercial deposit accounts. Account analysis fees fell in 2005 as the underlying deposit accounts produced higher earning credits due to the increase in short-term rates in 2005 and therefore, produced less fee income. However, the decline in commercial deposit fees was nearly offset by an increase in consumer deposit fees. Fee income from debit card transactions increased approximately 27% in 2005 as this payment method continues to gain popularity.

The Bank is active in mortgage banking activities, primarily the sale of originated mortgage loans and the servicing of these mortgage loans. The Bank believes it strengthens the relationship with the customer by retaining the servicing of the originated mortgage loan. Fees from mortgage banking activities fell in 2005 by 22% from 2004. This reduction was due primarily to a decrease from gains on the sale of mortgages of $323 thousand and was a direct result of a lower volume of sales in 2005 than in 2004. The decrease in the gain on mortgage sales was somewhat offset by a reversal of  $160 thousand of previously recorded impairment charges on mortgage servicing rights.

The Bank owns 25% of a mortgage banking company that it accounts for using the equity method of accounting. The Bank recorded a loss of $482 thousand from its investment in this company in 2005. This loss includes the Bank’s 25% share of operational loss incurred by the company, plus a write-off of $108 thousand, representing the remaining investment on the Bank’s balance sheet. This loss was partially offset by fee income of $14 thousand and an increase to net interest income of $31 thousand from services provided to the mortgage banking company by the Bank. The Bank also recorded a loss on this investment of $348 thousand in 2004. During the first quarter of 2005, the mortgage banking company ceased operations. Negotiations continue between the investors with regard to final disposition of the company’s assets. Since the Bank has written off its investment in this company it does not expect to recognize any future losses. However, there maybe certain expenses associated with the disposition of the company assets for which the Bank established an expense reserve of $76 thousand in 2005.

A sale of real estate that was held for community office expansion produced a gain of $101 thousand in 2005. The Corporation recorded net securities gains of $224 thousand in 2005 that were generated primarily by its equity investment portfolio. In 2004, securities gains of $266 thousand were recorded.

Noninterest expense in 2005 was $17.1 million, an increase of $1.2 million or 7.5% over 2004 noninterest expense of $15.9 million. The largest contributors to the increase were salary and benefit expense, advertising expense, and legal and professional fees. Benefit expenses were responsible for the increase in salary and benefit expense. Employee salary expense was flat year over year. The increase in benefit expense came from increases in pension expense of $160 thousand, health insurance expense of $133 thousand, and an increase in an incentive compensation plan of $70 thousand. Included in the health insurance and pension cost was a one-time charge of $130 thousand for a severance agreement that was recorded in the first quarter of 2005. Advertising expenses increased $108 thousand over 2004 and is due to additional promotions that were offered for loan and deposit specials in 2005. Legal and professional fees continue to climb due to the cost of compliance with accounting, legal and regulatory issues.  Much of this increase is related to the costs of compliance with Sarbanes-Oxley Section 404. The Corporation estimates that the external costs of Sarbanes-Oxley compliance exceeded $200 thousand in 2005.

Other noninterest expense increased $434 thousand in 2005 to $3.1 million for the year. Most of the expenses in this category for 2005 did not change significantly from 2005 to 2004. However, there were several nonrecurring expenses that produced most of the $434 thousand increase in other expense. These nonrecurring items include: a $57 thousand loss on the sale of real estate that was no longer used by the Bank,  $73 thousand of accelerated amortization of an intangible asset (customer list), $76 thousand reserve for final costs associated with the dissolution of the mortgage banking company, and a $169 thousand prepayment penalty incurred on the prepayment of two high interest rate Federal Home Loan Bank loans.

2004 versus 2003:

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

In 2004, the Corporation experienced a significant reduction in its mortgage volume compared to the previous year. Higher interest rates, competition and the local economy all played a factor in the decrease in mortgage activity during the year. Other income decreased $580 thousand in 2004 versus 2003. Two nonrecurring items in 2003 that totaled approximately $308 thousand certainly contributed to this decrease. A sale of real estate and the settlement of a litigation claim involving an investment security were responsible for the nonrecurring income in 2003. A 22.0% increase in the market value of trust assets and new business booked contributed to the higher investment and trust service fee income in 2004. Higher fee income related to consumer banking conveniences such as ATMs, debit cards, wire transfers and overdraft protection were primarily responsible for the growth in service charges and fees.  The Bank owns 25% of a mortgage banking company that it accounts for using the equity method of accounting. This investment resulted in the bank recording a $348 thousand dollar loss as part of noninterest income. However, this loss was partially offset by fee income of $114 thousand and an increase to net interest income of $189 thousand from services provided to the mortgage banking company by the bank. Gains realized from the Corporation’s bank equities portfolio totaled $266 thousand in 2004 compared with $488 thousand in 2003.

Noninterest expense increased $1.2 million, or 9.1%, to $15.9 million in 2004 from $14.7 million in 2003. The largest increase in noninterest expense occurred in salaries and benefits. Expense growth in this area amounted to $943 thousand with half of the expense related to salaries and half to benefits. During the year, the Bank recorded a full year of salary and benefit expense related to the opening of two new community office locations in the first and second quarters of 2003. Health insurance, pension costs and 401-(k) matching costs increased approximately $226 thousand in 2004 versus 2003. The Corporation maintains a defined-benefit pension plan in addition to matching up to 4% of participating employees’

salaries in a 401(k) plan. Net occupancy expense increased $131 thousand, or 13.1%, to $1.1 million in 2004 versus  $999 thousand for 2003. Similarly, furniture and equipment expense recorded an increase of $72 thousand, or 10.6%, to $754 thousand for 2004 versus $682 thousand in 2003. Both of these increases are related to a full year of expense related to two new community offices opened in 2003 and a relocation of a community office to a new facility. Legal and professional fees increased $102 thousand, or 16.8%, to $709 thousand in 2004 from $607 thousand in 2003. The majority of this increase is directly related to costs associated with compliance regarding the new Sarbanes-Oxley Section 404 implementation. The Corporation first met the criteria for accelerated filing in 2004.

Provision for Income Taxes

Federal income tax expense was $937 thousand in 2005 compared to $1.0 million in 2004 and $1.4 million in 2003. The Corporation’s effective tax rate for the years ended December 31, 2005, 2004 and 2003 was 13.3%, 16.4% and 19.0%, respectively. During the first quarter of 2005, the Corporation reversed income tax expense when it became apparent that an accrual for additional taxes was no longer warranted. This reversal is expected to be a nonrecurring event and was responsible for the lower than normal income tax expense and effective tax rate in 2005. If this reversal had not occurred, the Corporation’s effective rate for 2005 would have been 18.0%. For a more comprehensive analysis of Federal income tax expense refer to Note 11 of the accompanying financial statements.

Financial Condition

One method of evaluating the Corporation’s condition is in terms of its sources and uses of funds. Assets represent uses of funds while liabilities represent sources of funds. At December 31, 2005, total assets reached $621.4 million, an increase of $58.1 million, or 10.3% compared to $563.3 million at December 31, 2004. Table 3 presents average balances of the Corporation’s assets and liabilities over a three-year period. The following discussion on financial condition will reference the average balance sheet in Table 3 unless otherwise noted.

Investment Securities:

The Corporation invests in both taxable and tax-free securities as part of its investment strategy. Table 4 shows the composition of the investment portfolio at December 31, 2005, 2004 and 2003.   All securities were classified as available for sale at December 31, 2005 and 2004. In 2005, investment securities averaged $164.6 million, a slight increase in from $157.3 million in 2004. Taxable securities averaged $128.9 million and accounted for 78% of the investment portfolio while tax-free securities averaged $35.7 million and accounted for 22% of the portfolio. This composition is virtually unchanged from 2004 when the mix of the investment portfolio was 77% taxable and 23% tax-free. The yield curve during 2005 was generally flat and did not provide many attractive investment opportunities. During the year, the Corporation’s investment transactions were primarily short-term. As the investments mature in 2006, reinvestment opportunities are expected to be more attractive. The mix of taxable and tax-free securities is determined by the Bank’s Investment Committee and is part of an overall asset-liability strategy.

In those instances where Management identified securities with unrealized losses, a systematic methodology was applied in order to perform an assessment of the potential for “other-than-temporary” impairment. Generally, those securities with unrealized losses included in the portfolio are debt securities of investment grade. In all cases, investments considered for “other-than-temporary” impairment: (1) had a specified maturity or repricing date; (2) were generally expected to be redeemed at par, and (3) were expected to achieve a recovery in market value within a reasonable period of time. Consequently, the impairments identified and subjected to the assessment were deemed to be temporary and required no further adjustment to the financial statements. The aggregate portfolio of $164 million included investment securities of $98 million with unrealized losses totaling $1.4 million. Of the securities with unrealized losses, $38 million had been impaired for a period exceeding one year and had an unrealized loss of $792 thousand. Management believes that these unrealized losses were entirely attributable to changes in interest rates in periods subsequent to the acquisition of the specific securities, and did not reflect any deterioration of the credit worthiness of the issuing entities.

Table 4. Investment Securities at Amortized Cost

The following tables present amortized costs of investment securities by type at December 31 for the past three years:

	2005	2004	2003
	(Dollars in thousands)
Equity Securities	$4,393	$4,167	$3,307
U.S. Treasury securities and obligations of U.S. Government agencies	77,035	51,605	19,556
Obligations of state and political subdivisions	38,123	38,869	34,460
Corporate debt securities	9,961	12,974	22,007
Mortgage-backed securities	22,384	29,892	33,916
Asset backed securities	10,815	21,261	36,142
	$162,711	$158,768	$149,388

Table 5. Maturity Distribution of Investment Portfolio

The following presents an analysis of investment securities at December 31, 2005 by maturity, and the weighted average yield for each maturity presented. The yields presented in this table are presented on a tax-equivalent basis and have been calculated using the amortized cost.

	One year or less		After one year through five years		After five years through ten years		After ten years		Total
	Fair		Fair		Fair		Fair		Fair
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
(Dollars in thousands)
Available for Sale

U.S. Treasury securities & obligations of U.S. Government agencies	$28,759	3.14%	$45,703	4.08%	$990	4.94%	$928	5.05%	$76,381	3.75%
Obligations of state & political subdivisions	—	—	2,765	7.16%	12,118	6.90%	24,733	7.85%	39,616	7.51%
Corporate debt securities	—	—	3,075	5.82%	1,135	6.38%	6,065	5.64%	10,275	5.77%
Mortgage-backed securities	—	—	8,088	3.57%	7,552	4.25%	6,328	3.15%	21,968	3.69%
Asset-backed securities	298	3.11%	6,794	4.27%	3,010	4.87%	751	4.81%	10,853	4.36%
Equity securities	—	—	—	—	—	—	4,967	4.78%	4,967	4.78%
	$29,057	3.14%	$66,426	4.25%	$24,806	5.75%	$43,771	5.86%	$164,060	4.71%

Loans:

Total portfolio loans averaged $372.1 million in 2005 versus $340.0 million in 2004, an increase of 9.4%. Net loans increased $48.7 million or 14.2% to $391.8 million on December 31, 2005. As reflected in Table 6, growth in the loan portfolio came from the commercial and consumer loan categories, while residential mortgage loans showed a decrease.

Table 6. Loan Portfolio

The following table presents an analysis of the Bank’s loan portfolio for each of the past five years:

	December 31
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Real estate (primarily first mortgage residential loans)	$79,671	$92,703	$105,517	$99,104	$88,019
Real estate—construction	4,622	3,968	4,244	2,886	2,899
Commercial, industrial and agricultural	227,864	183,028	165,936	163,618	153,362
Consumer (including home equity lines of credit)	85,033	68,317	58,249	55,453	59,894
Total loans	397,190	348,016	333,946	321,061	304,174
Less: Allowance for loan losses	(5,402)	(4,886)	(3,750)	(4,305)	(4,051)
Net loans	$391,788	$343,130	$330,196	$316,756	$300,123

Residential mortgage loans have declined for the second consecutive year, ending 2005 at $79.7 million, down from $92.7 million at year-end 2004. Mortgage loans averaged $91.1 million in 2005 compared to $104.1 million in 2004. In 2005, the Bank closed approximately $42 million in mortgage loans compared to approximately $60 million in 2004. In addition, approximately $28 million of originated loans were sold to Federal National Mortgage Association (FNMA) in 2005. The Bank offers a full array of mortgage products; however, it is only retaining new variable rate mortgage loans in its portfolio. All fixed rate mortgage originations are sold. Due to the low interest rate environment for mortgage loans that continued through 2005, many consumers chose fixed rate products. The decline in the mortgage portfolio is also part of an ongoing strategy to reduce the volume of fixed rate mortgages held by the Bank. The decline in 2005 was expected and is likely to continue into 2006 as loan run-off is expected to exceed new mortgage origination held as portfolio loans.

Commercial loan growth was very strong in 2005. The Bank has placed an emphasis on growing commercial loans and has implemented strategies that have made its commercial loan offerings much more competitive than in previous years. At year-end 2005, commercial loans totaled $227.9 million, up nearly $45 million from 2004 year-end total of $183.0 million. Average commercial loan outstandings for 2005 was $206.9 million compared to an average outstandings of $175.1 million during 2004. The Bank closed approximately $133 million of commercial loan transactions in 2005.

Consumer loans outstanding at the end 2005 were $85.1 million. This represents growth of 24% over the December 31, 2004 balance of $68.3 million. During 2005, consumer loans averaged $74.5 million, 20% higher than the 2004 average consumer loan balance of $61.9 million. Management is pleased with this growth due to the highly competitive nature of consumer lending. Especially pleasing is a 14% increase in both indirect consumer and home equity loans outstanding during 2005. Much of the indirect growth is the result of initiatives put into place to become more competitive in that market and was fueled by deep discounts on automobile prices during the year. The growth in home equity loans was primarily the result of a home equity special offered by the Bank during the third quarter of 2005. Over $11 million of home equity loans were generated by the promotion.

The yield on the Bank’s total loan portfolio improved to 6.27% in 2005 after dropping to 5.63% in 2004 from 6.12% in 2003. Much of the improvement in loan yield came from the commercial loan portfolio. Variable rate loans comprise approximately 63% of the commercial portfolio and were repriced upwards as short-term rates increased in 2005.

Table 7. Maturities and Interest Rate Terms of Selected Loans

Stated maturities (or earlier call dates) of selected loans as of December 31, 2005 are summarized in the table below. Residential mortgage and consumer loans are excluded from the presentation.

	Within one year	After one year but within five years	After five years	Total
	(Dollars in thousands)
Loans:
Real estate—construction	$4,622	$—	$—	$4,622
Commercial, industrial and agricultural	40,493	102,686	84,685	227,864
	$45,115	$102,686	$84,685	$232,486

The following table shows the above loans which have predetermined interest rates and the loans which have variable interest rates at December 31, 2005:

	After one year but within five years	After five years
Loans with predetermined rates	$33,373	$58,572
Loans with variable rates	69,313	26,113
	$102,686	$84,685

Deposits and Borrowings:

The Corporation continues to rely on deposits as its primary source of funds. The Bank offers numerous deposit products through its community offices. Total deposits were $456.8 million on December 31, 2005. Deposit balances grew by more than 14% over the 2004 year-end balance of $399.9 million. For 2005, average deposit balances were $424.9 million versus $389.0 million for 2004.

Average noninterest-bearing demand deposit balances grew from $63.7 million in 2004 to $69.1 million in 2005. The average balance in interest-bearing checking accounts grew 4.9% in 2005 over the 2004 average balance. Average savings account balances fell $1.4 million in 2005 to $53.4 million. Some of the decrease in savings balances can be attributed to strategies implemented to reduce the number of extremely low balance accounts. Time deposits were $124.7 million and $117.2 million at year-end 2005 and 2004, respectively. The Bank offered several time deposit specials during 2005 and met or exceeded its promotion goal each time. The highest growth deposit product in 2005 was the money management product. The average balance in this product increased from $83.9 million in 2004 to $106.7 million in 2005, a 27% increase. On December 31, 2005, this product balance exceeded $129 million with more than 600 accounts open than at year-end 2004. The money market product is indexed to short-term interest rates. As such, it was very successful in 2005 as short-term interest rates rose throughout the year. The cost of interest-bearing deposits increased from 1.56% in 2004 to 2.16% in 2005. Competition from other local financial institutions is a challenge for the Corporation in its efforts to attract new and retain existing deposit accounts and it is not expected to lessen in the future.

In addition to deposits, the Bank uses securities sold under repurchase agreements (Repos) as a funding source. This product is part of a cash management product offered to commercial and municipal depositors and is very attractive within the Bank’s market. This product had an average balance of $52.1 million in 2005, 16.3% higher than the 2004 average balance of $44.8 million.  The average cost of this product was 3.02% in 2005 versus 1.06% in 2004. This product is also indexed to short-term interest rates; therefore, its cost will change, as do short-term rates.

The Bank also uses short and long-term borrowings from the Federal Home Loan Bank of Pittsburgh (FHLB) to fund asset growth. Short-term borrowings are used to fund the overnight liquidity needs of the Bank. These borrowings averaged $2.1 million in 2005 with an average cost of 2.86%. In 2004, these funds averaged $13.3 million with an average cost of 1.49%. In 2004, the Bank was using short-term borrowings to fund mortgages held-for-sale that were originated by the Bank’s joint venture mortgage banking company. In 2005, this activity ended and resulted in a significant reduction in average balance of short-term borrowings. At 2005 year-end, short-term borrowings totaled $4.0 million and $9.2 million at year-end 2004. These borrowings reprice on a daily basis and the interest rate fluctuates in line with short-term interest rates.  The Bank also uses long-term debt from the FHLB on an as needed basis. The long-term debt is comprised of FHLB term loans payable at maturity and amortizing advances. The interest rates on the long-term debt are all fixed. These borrowings are used as a long-term funding source, and on occasion, to match fund commercial loans. The average long-term debt balance in 2005 was $52.6 million with an average cost of 5.45%. In 2004, the average balance was $55.2 million with an average cost of 5.54%. Year over year, the long-term debt balance decreased from $52.4 million at December 31, 2004 to $48.5 million at December 31, 2005. During 2005, the Bank took a $5.0 million FHLB advance to match fund a commercial loan. Additionally, the Bank prepaid two high rate FHLB term loans ($3.7 million) in December 2005.

Table 8. Time Deposits of $100,000 or More

The maturity of outstanding time deposits of $100,000 or more at December 31, 2005 is as follows:

Amount
(Dollars in thousands)
Maturity distribution:
Within three months	$6,361
Over three through six months	3,893
Over six through twelve months	5,395
Over twelve months	8,364
Total	$24,013

Table 9. Short-Term Borrowings and Securities Sold Under Agreements to Repurchase

	2005		2004		2003
	Short-Term	Repurchase	Short-Term	Repurchase	Short-Term	Repurchase
	Borrowings	Agreements	Borrowings	Agreements	Borrowings	Agreements
	(Dollars in thousands)
Ending balance	$4,000	$52,069	$9,200	$41,808	$25,200	$38,311
Average balance	2,133	52,149	13,327	44,805	2,124	42,226
Maximum month-end balance	7,450	64,867	25,400	51,130	25,200	48,883
Weighted-average interest rate	2.86%	3.02%	1.49%	1.06%	1.32%	0.83%

The short-term borrowings are primarily overnight borrowings from the Federal Home Loan Bank of Pittsburgh. These borrowings are used to fund the short-term liquidity needs of the Bank. These borrowings reprice on a daily basis and the interest rate flucuates with short-term market interest rates.

The Bank enters into sales of securities under agreements to repurchase as part of a cash management product  offered  to commercial customers. These are overnight borrowings by the Bank that are collateralized primarily with U.S. Government and  U.S. Agency securities. These borrowings reprice weekly with an interest rate that is indexed to the federal funds rate.

Shareholders’ Equity:

Shareholders’ equity totaled $55.7 million at December 31, 2005, an increase of $1.1 million from $54.6 million at December 31, 2004. The Corporation added $2.9 million to Shareholders’ Equity via retained earnings during 2005; however, this was somewhat offset by a decrease in accumulated other comprehensive income of $1.4 million. Regular cash dividends per share declared by the Board of Directors in 2005 and 2004 totaled  $.95 and $.88, respectively, an increase of 7.9% in 2005.

On August 25, 2005, the Board of Directors authorized the repurchase of up to 50,000 shares of its $1.00 par value common stock. The purchases are authorized to be made from time to time during the next twelve months in open market or privately negotiated transactions. The repurchased shares will be held as treasury shares available for issuance in connection with future stock dividends and stock splits, employee benefit plans, executive compensation plans, the Dividend Reinvestment Plan and other appropriate corporate purposes. In 2005, 17,722 shares were repurchased under this program.

In 2005, 10,000 shares were repurchased under a similar plan that was authorized by the Board of Directors on September 9, 2004. Under this plan, up to 75,000 shares of common stock were authorized to be repurchased during the next twelve months. No shares were repurchased in 2004 under this program. For additional information on Shareholders’ Equity refer to Note 17 of the accompanying financial statements.

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

The leverage ratio compares Tier 1 capital to average assets while the risk-based ratio compares Tier 1 and total capital to risk-weighted assets and off-balance-sheet activity in order to make capital levels more sensitive to the risk profiles of individual banks. Tier 1 capital is comprised of common stock, additional paid-in capital, retained earnings and components of other comprehensive income, reduced by goodwill and other intangible assets. Total capital is comprised of Tier 1 capital plus the allowable portion of the allowance for loan losses.

Current regulatory capital guidelines call for a minimum leverage ratio of 4.0% and minimum Tier 1 and total capital ratios of 4.0% and 8.0%, respectively. Well-capitalized banks are determined to have leverage capital ratios greater than or equal to 5.0% and Tier 1 and total capital ratios greater than or equal to 6.0% and 10.0%, respectively. Table 10 presents the capital ratios for the consolidated Corporation at December 31, 2005, 2004 and 2003. At year-end 2005, the Corporation and its banking subsidiary exceeded all regulatory capital requirements. For additional information on capital adequacy refer to Note 2 of the accompanying financial statements.

Table 10. Capital Ratios

	December 31
	2005	2004	2003
Risk-based ratios
Total capital	13.85%	14.74%	14.03%
Tier 1	12.58%	13.41%	12.96%
Leverage Ratio	8.89%	9.14%	9.15%

Local Economy:

Economic conditions in the Corporation’s market area were strong in 2005. The unemployment rate in Franklin County, the Corporation’s primary market improved to 3.3% in December 2005 from 3.6% in December 2004. The December 2005 unemployment rate for Franklin County is the lowest rate in the state. Cumberland County followed closely behind with an unemployment rate of 3.5%. Although Franklin County essentially has full employment, there continues to be challenges with under-employment. In November 2005, Congress voted on the 2005 Base Realignment and Closure Commission (BRAC) plan. Letterkenny Army Depot in Franklin County was under consideration for closure. It not only survived the cut, but is also scheduled to receive additional workload. Recently, a manufacturing firm in Fulton County, PA received a state grant for expansion that will add hundreds of jobs in that county. This manufacturer employs many residents of Franklin County and the Bank will be expanding into Fulton County in 2006. The local economy is not overly dependent on any one industry or business.

The Corporation continues to watch the actions of the Federal Reserve Open Market Committee as it contemplates additional short-term rate changes. Short-term rates increased eight times in 2005; however, intermediate and long-term rates have remained flat or even fallen during this time resulting in a flat yield curve. Many economists believe short-term rates will continue to rise into the early part of 2006. An increase in short-term interest rates affects both the assets and liabilities of the Corporation that are sensitive to interest rate changes.

Table 11. Allocation of the Allowance for Loan Losses

The following tables show the allocation of the allowance for loan losses by major loan category and the percentage of the loans in each category to total loans at year end:

	2005	2004	2003	2002	2001
	(Dollars in thousands)
Real Estate	$1,560	$1,762	$197	$97	$200
Commercial, industrial and agricultural	3,425	2,629	3,093	3,716	3,001
Consumer	417	495	460	492	850
	$5,402	$4,886	$3,750	$4,305	$4,051
Percentage of gross loans outstanding by category
Real Estate	21%	28%	33%	32%	30%
Commercial, industrial and agricultural	58%	53%	50%	51%	50%
Consumer	21%	19%	17%	17%	20%
	100%	100%	100%	100%	100%

Asset Quality:

Management monitors loan asset quality (risk of loss from lending activities) by continually reviewing four measurements: (1) watch loans, (2) delinquent loans, (3) foreclosed real estate, and (4) net-charge-offs. Management compares trends in these measurements with the Corporation’s internally established targets, as well as its national peer group’s average measurements.

Watch loans are loans where borrowers are experiencing weakening cash flow and may be paying loans with alternative sources of cash, for example, savings or the sale of unrelated assets. If this continues, the Corporation has an increasing likelihood that it will need to liquidate collateral for repayment.

Management emphasizes early identification and monitoring of these loans to proactively minimize any risk of loss. Watch loans include loans that are not delinquent as well as delinquent loans. From year-end 2004 to year-end 2005, the Corporation’s watch loans decreased 20% despite the addition of several credits that replaced credits that were upgraded, paid-in-full or charged-off. The overall decrease resulted from borrowers’ continued payments.

Delinquent loans are a result of borrowers’ cash flow and/or alternative sources of cash being insufficient to pay loans. The Corporation’s likelihood of collateral liquidation to repay the loans becomes more probable the further behind a borrower falls, particularly when loans reach 90 days or more past due.

Management breaks down delinquent loans into two categories: (1) loans that are past due 30-89 days, and (2) nonperforming loans that are comprised of loans that are 90 days or more past due or loans for which Management has stopped accruing interest. Nonaccruing loans (primarily residential mortgage and commercial loans) generally represent Management’s determination that collateral liquidation is not likely to fully repay both interest and principal.

The Corporation’s 30-89 day average loan delinquency as a percent of total loans remained well below 1.00% for the first two quarters of 2005, comparing favorably to the Corporation’s peer group and comparably to the same periods in 2004. The Corporation’s 30-89 day average loan delinquencies increased during the second half of 2005 from prior quarterly averages and averaged just over 1.00% for the fourth quarter of 2005. The 2005 fourth quarter average compared unfavorably to the Corporation’s peer group as well as to the same period in 2004. The increased delinquencies during the fourth quarter of 2005 were primarily the result of a block of purchased loans, which historically repay in arrears (30-89 days), but provide a significantly higher yield with an exceptionally low risk of loss.

The Corporation’s nonperforming loans decreased from $942 thousand or .27% of total loans at December 31, 2004 to $789 thousand or .20% of total loans at December 31, 2005. Specifically, 90-day or more past due loans decreased nominally from $587 thousand at December 31, 2004 to $583 thousand at December 31, 2005; while nonaccruing loans decreased from $355 thousand at December 31, 2004 to $206 thousand at December 31, 2005. The decrease was primarily attributable to a third-party refinancing three related residential mortgages (approximately $82 thousand) and one commercial loan charge-off (approximately $76 thousand).

The Corporation did not foreclose on any real estate during 2005 and held no foreclosed real estate at year-end 2005 or 2004. Accordingly, nonperforming assets ended the year at .13% of total assets compared to .17% of total assets at December 31, 2004, with the decrease attributable to the decrease in nonaccrual loans during 2005.

Charged-off loans usually result from: (1) a borrower being legally relieved of loan repayment responsibility through bankruptcy, (2) insufficient collateral sale proceeds to repay a loan; or (3) the borrower and/or guarantor does not own other saleable assets that, if sold, would generate sufficient sale proceeds to repay a loan.

Similar to 2004, the Corporation charged-off less total loans in 2005 than it recovered of current and prior period charged-off loans. Therefore, the Corporation was in a net-loan loan recovery position for the second year in a row.  The Corporation’s net loan recoveries as a percentage of average loans was (.02%) in 2005 compared to  (.08%) in 2004. The primary reason for the Corporation’s net recovery position in 2005 was a second quarter recovery of $266 thousand related to a significant 2003 commercial loan charge-off.

While the balance of the allowance for loan losses increased from $4.9 million at December 31, 2004 to $5.4 million at December 31, 2005, it decreased as a percent of total loans from 1.40% to 1.36% year over year as a result of the Corporation’s 2005 loan growth. Despite the decrease in coverage of total loans, Management is confident in the adequacy of the allowance for loan losses. For more information on asset quality, refer to Tables 11, 12 and 13.

Table 12. Nonperforming Assets

The following table presents an analysis of nonperforming assets for each of the past five years:

	December 31
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Nonaccrual loans	$206	$355	$483	$2,802	$1,906
Loans past due 90 days or more and not include above	583	587	284	651	948
Total nonperforming loans	789	942	767	3,453	2,854
Foreclosed real estate	—	—	349	1,536	1,248
Total nonperforming assets	$789	$942	$1,116	$4,989	$4,102
Nonperforming loans to total loans	0.20%	0.27%	0.23%	1.08%	0.94%
Nonperforming assets to total assets	0.13%	0.17%	0.20%	0.94%	0.82%
Allowance for loan losses to nonperforming loans	684.66%	518.68%	488.92%	124.67%	141.94%

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

Table 13. Allowance for Loan Losses

The following table presents an analysis of the allowance for loan losses for each of the past five years:

	December 31
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Balance at beginning of year	$4,886	$3,750	$4,305	$4,051	$3,867
Charge-offs:
Commercial, industrial and agricultural	(82)	(97)	(2,448)	(778)	(862)
Consumer	(203)	(205)	(107)	(202)	(374)
Real estate	—	—	(4)	(67)	(127)
Total charge-offs	(285)	(302)	(2,559)	(1,047)	(1,363)
Recoveries:
Commercial, industrial and agricultural	270	476	255	17	7
Consumer	75	72	33	40	58
Real estate	30	10	21	54	2
Total recoveries	375	558	309	111	67
Net recoveries (charge-offs)	90	256	(2,250)	(936)	(1,296)
Provision for loan losses	426	880	1,695	1,190	1,480
Balance at end of year	$5,402	$4,886	$3,750	$4,305	$4,051
Ratios:
Net loans (recovered) charged-off as a percentage of average loans	-0.02%	-0.08%	0.68%	0.30%	0.43%
Net loans (recovered) charged-off as a percentage of the provision for loan losses	-21.13%	-29.09%	132.74%	78.66%	87.57%
Allowance as a percentage of loans	1.36%	1.40%	1.12%	1.34%	1.32%

Liquidity

The Corporation must meet the financial needs of the customers that it serves, while providing a satisfactory return on the shareholders’ investment. In order to accomplish this, the Corporation must maintain sufficient liquidity in order to respond quickly to the changing level of funds required for both loan and deposit activity. The goal of liquidity management is to meet the ongoing cash flow requirements of depositors who want to withdraw funds and of borrowers who request loan disbursements. Historically, the Corporation has satisfied its liquidity needs from earnings, repayment of loans and amortizing investment securities, maturing investment securities, loans sales, deposit growth and its ability to access existing lines of credit. All investments are classified as available for sale; therefore, securities that are not pledged as collateral for borrowings are an additional source of readily available liquidity.

Another source of available liquidity for the Bank is a line of credit with the Federal Home Loan Bank of Pittsburgh (FHLB). At December 31, 2005, the Bank had approximately $192.1 million available on its line of credit with the FHLB that it could borrow to meet any liquidity needs. The Bank’s primary liquidity reserve at December 31, 2005 was $211.8 million. The reserve is comprised of the Bank’s unused borrowing capacity at FHLB plus its unpledged investment securities. The Bank also forecasts its future liquidity needs and believes it can meet all anticipated liquidity demands.

Off Balance Sheet Commitments

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. Because these instruments have fixed maturity dates and many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation. Unused commitments and standby letters of credit totaled $86.7 million and $9.7 million, respectively, at December 31, 2005. Unused commitments and stand-by letters of credit totaled $90.3 million and $5.9 million, respectively, at December 31, 2004 (refer to Note 18 of the accompanying financial statements for more information).

Management believes that any amounts actually drawn upon can be funded in the normal course of operations. The Corporation has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity.

The following table represents the Corporation’s aggregate on and off balance sheet contractual obligations to make future payments as of December 31, 2005:

Contractual Obligations

	Less than			Over
	1 year	>1-3 years	>3-5 years	5 years	Total
	(Amounts in thousands)
Time Deposits	$67,677	$49,537	$7,509	$—	$124,723
Long-Term Debt	5,371	25,259	1,352	16,564	48,546
Operating Leases	264	295	224	1,478	2,261
Estimated future pension payments	551	1,234	1,342	3,869	6,996
Total	$73,863	$76,325	$10,427	$21,911	$182,526

The Corporation is not aware of any known trends, demands, commitments, events or uncertainties which would result in any material increase or decrease in liquidity.

The Corporation has also entered into interest rate swap agreements as part of its interest rate risk management strategy. For more information, refer to Note 13 of the accompanying financial statements.

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

The Corporation uses several tools to measure and evaluate interest rate risk. One tool is interest rate sensitivity or gap analysis. Gap analysis classifies assets and liabilities by repricing and maturity characteristics and provides management with an indication of how different interest rate scenarios will impact net interest income. Table 14 presents a gap analysis of the Corporation’s balance sheet at December 31, 2005. Positive gaps in the under one-year time interval suggest that, all else being equal, the Corporation’s near-term earnings would rise in a higher interest rate environment and decline in a lower rate environment. A negative gap suggests the opposite result. At December 31, 2005, the Corporation’s cumulative gap position at one year was slightly negative.

Another tool for analyzing interest rate risk is financial simulation modeling which captures the affect of not only changing interest rates but also other sources of cash flow variability including loan and securities prepayments and customer preferences. Financial simulation modeling forecasts both net interest income and the economic value of equity under a variety of different interest rate environments. Economic value of equity is defined as the estimated discounted present value of assets minus the discounted present value of liabilities and is a surrogate for long-term earnings. The Corporation regularly measures the effects of an up or down 1% and 2% rate shock which is deemed to represent the outside limits of any reasonably probable movement in market interest rates during a one-year time frame.  As indicated in Table 15, the financial simulation analysis revealed that as of December 31, 2005, prospective net interest income over a one-year time period would be adversely affected by either higher or lower market interest rates. The economic value of equity is virtually unchanged in the higher rate scenarios, while it is adversely affected in the lower rate scenario. The Corporation establishes tolerance guidelines for these measures of interest rate sensitivity. As of December 31, 2005, the Corporation was within the prescribed tolerance ranges for both the economic value of equity and net interest income sensitivity.

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

During 2001, the Bank entered into three interest rate swap transactions with an aggregate notional amount of $20 million and terms ranging from three to seven years. In July 2004 one $5 million swap matured leaving two interest rate swaps with a notional aggregate amount of $15 million as of December 31, 2005. According to the terms of each transaction, the Bank pays fixed-rate interest payments and receives floating-rate payments. The swaps were entered into to hedge the Corporation’s exposure to changes in cash flows attributable to the impact of interest rate changes on variable-rate money market deposit accounts. The swaps added $273 thousand to interest expense in 2005 compared to $638 thousand in 2004. At December 31, 2005, the fair value of the swaps was negative $136 thousand as compared to a negative fair value of $595 thousand at December 31, 2004 and was recognized in comprehensive income, net of tax. See Notes 12 and 13 of the accompanying financial statements for additional information on comprehensive income and financial derivatives.

The Board of Directors has given bank management authorization to enter into additional derivative activity including interest rate swaps, caps and floors, forward-rate agreements, options and futures contracts in order to hedge interest rate risk. The Bank is exposed to credit risk equal to the positive fair value of a derivative instrument, if any, as a positive fair value indicates that the counterparty to the agreement owes the Bank. To limit this risk, counterparties must have an investment grade long-term debt rating and individual counterparty credit exposure is limited by Board established parameters. Management anticipates continuing to use derivatives, as permitted by its Board-approved policy, to manage interest rate risk.

Table 14. Interest Rate Sensitivity Analysis

	1-90	91-181	182-365	1-5	Beyond
	Days	Days	Days	Years	5 Years	Total
	(Dollars in Thousands)
Interest-earning assets:
Interest -bearing deposits in other banks	$5,032	$—	$—	$—	$—	$5,032
Investment securities and restricted stock	29,054	7,890	26,725	84,545	19,030	167,244
Loans, net of unearned income	142,298	24,268	41,954	145,454	44,544	398,518
Interest rate swaps (receive side)	15,000	—	—	—	—	15,000
Total interest-earning assets	191,384	32,158	68,679	229,999	63,574	585,794
Interest-bearing liabilities:
Interest-bearing checking	20,525	—	—	—	55,229	75,754
Money market deposit accounts	127,986	—	—	—	1,304	129,290
Savings	15,939	—	—	—	33,739	49,678
Time	17,479	18,191	32,114	57,011	(72)	124,723
Securities sold under agreements to repurchase	52,069	—	—	—	—	52,069
Short tem borrowings	4,000	—	—	—	—	4,000
Long term debt	5,838	738	1,448	28,089	12,433	48,546
Interest rate swaps (pay side)	—	10,000	—	5,000	—	15,000
Total interest-bearing liabilities	$243,836	$28,929	$33,562	$90,100	$102,633	$499,060
Interest rate gap	$(52,452)	$3,229	$35,117	$139,899	$(39,059)	$86,735
Cumulative interest rate gap	$(52,452)	$(49,223)	$(14,106)	$125,793	$86,735

Note 1:  The maturity/repricing distribution of investment securities is based on the maturity date for nonamortizing, noncallable  securities; probable exercise/non-exercise of call options for callable securities; and estimated amortization based on industry experience for  amortizing securities.

Note 2:  Distribution of loans is based on contractual repricing/repayment terms adjusted for expected prepayments based on historical patterns. Loans held for sale are included in the 1 - 91 day time period.

Note 3:  Interest-bearing checking, MMDA and savings accounts are non-maturity deposits which are distributed in accordance with contractual repricing terms or historical correlation to market interest rates.

Note 4:  Long-term debt reflects Federal Home Loan Bank notes with fixed maturity and amortizing repayment schedules.

Table 15. Sensitivity to Changes in Market Interest Rates

	2005 Future Interest Rate Scenarios
	-200 bps	-100 bps	Unchanged	+100 bps	+200 bps
	(Dollars in Thousands)
Prospective one-year net interest income (NII):
Change	$19,579	$19,851	$19,800	$19,477	$18,866
Percent change	-1.1%	0.3%	—	-1.6%	-4.7%
Board policy limit	-7.5%	-3.8%	—	-3.8%	-7.5%
Economic value of portfolio equity (EVE):
Change	$89,879	$97,125	$101,167	$101,530	$100,376
Percent change	-11.2%	-4.0%	—	0.4%	-0.8%
Board policy limit	-20.0%	-10.0%	—	-10.0%	-20.0%

	2004 Future Interest Rate Scenarios
	-200 bps	-100 bps	Unchanged	+100 bps	+200 bps
	(Dollars in Thousands)
Prospective one-year net interest income (NII):
Change	$15,321	$15,769	$15,914	$15,767	$15,553
Percent change	-3.7%	-0.9%	—	-0.9%	-2.3%
Board policy limit	-7.5%	-3.8%	—	-3.8%	-7.5%
Economic value of portfolio equity (EVE):
Change	$80,392	$85,274	$89,324	$89,114	$90,993
Percent change	-10.0%	-4.5%	—	-0.2%	1.9%
Board policy limit	-20.0%	-10.0%	—	-10.0%	-20.0%

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The information related to this item is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Franklin Financial Services Corporation
Chambersburg, Pennsylvania

We have audited the accompanying consolidated balance sheets of Franklin Financial Services Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Franklin Financial Services Corporation and its subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Franklin Financial Services Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2006, expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

Beard Miller Company LLP
Harrisburg, Pennsylvania
March 2, 2006

Consolidated Balance Sheets

	December 31
	2005	2004
	(Amounts in thousands, except per share data)
Assets
Cash and due from banks	$19,706	$10,037
Fed funds sold	4,000	—
Interest-bearing deposits in other banks	1,032	172
Total cash and cash equivalents	24,738	10,209
Investment securities available for sale	164,060	162,659
Restricted stock	3,184	3,862
Loans held for sale	1,328	6,739
Loans	397,190	348,016
Allowance for loan losses	(5,402)	(4,886)
Net Loans	391,788	343,130
Premises and equipment, net	8,897	9,609
Bank owned life insurance	11,249	10,788
Other assets	16,113	16,272
Total assets	$621,357	$563,268
Liabilities
Deposits
Demand (noninterest-bearing)	$77,354	$65,025
Savings and interest checking	254,722	217,629
Time	124,723	117,242
Total Deposits	456,799	399,896
Securities sold under agreements to repurchase	52,069	41,808
Short term borrowings	4,000	9,200
Long term debt	48,546	52,359
Other liabilities	4,273	5,362
Total liabilities	565,687	508,625
Shareholders’ equity
Common stock, $1 par value per share,15,000 shares authorized with 3,806 and 3,806 shares issued and 3,352 and 3,370 shares outstanding at December 31, 2005 and 2004, respectively	3,806	3,806
Capital stock without par value, 5,000 shares authorized with no shares issued and outstanding	—	—
Additional paid-in capital	19,907	19,864
Retained earnings	38,638	35,723
Accumulated other comprehensive income	801	2,175
Treasury stock, 454 and 436 shares at cost at December 31, 2005 and 2004 respectively	(7,482)	(6,925)
Total shareholders’ equity	55,670	54,643
Total liabilities and shareholders’ equity	$621,357	$563,268

The accompanying notes are an integral part of these statements.

Consolidated Statements of Income

	Years ended December 31
	2005	2004	2003
	(Amounts in thousands, except per share data)
Interest income
Loans	$23,123	$19,449	$19,826
Interest and dividends on investments:
Taxable interest	4,288	3,359	3,227
Tax exempt interest	1,775	1,679	1,572
Dividend income	251	212	189
Federal funds sold	256	103	34
Deposits and other obligations of other banks	18	7	36
Total interest income	29,711	24,809	24,884
Interest expense
Deposits	7,671	5,084	5,308
Securities sold under agreements to repurchase	1,575	475	350
Short term borrowings	61	199	28
Long term debt	2,866	3,061	3,371
Total interest expense	12,173	8,819	9,057
Net interest income	17,538	15,990	15,827
Provision for loan losses	426	880	1,695
Net interest income after provision for loan losses	17,112	15,110	14,132
Noninterest income
Investment and trust services fees	2,876	2,645	2,475
Service charges and fees	3,224	3,150	2,856
Mortgage banking activities	581	745	992
Increase in cash surrender value of life insurance	460	469	531
Equity method investments	(482)	(348)	0
Other	112	166	398
Securities gains, net	224	266	488
Total noninterest income	6,995	7,093	7,740
Noninterest expense
Salaries and employee benefits	8,806	8,384	7,441
Net occupancy expense	1,177	1,130	999
Furniture and equipment expense	712	754	682
Advertising	916	808	769
Legal and professional fees	849	709	607
Data processing	1,034	1,093	1,083
Pennsylvania bank shares tax	479	467	444
Other	3,085	2,651	2,634
Total noninterest expense	17,058	15,996	14,659
Income before Federal income taxes	7,049	6,207	7,213
Federal income tax expense	937	1,015	1,373
Net income	$6,112	$5,192	$5,840
Per share data
Basic earnings per share	$1.82	$1.54	$1.74
Diluted earnings per share	$1.81	$1.54	$1.74
Cash dividends paid	$0.95	$0.88	$0.82

The accompanying notes are an integral part of these statements.

Consolidated Statements of Changes in Shareholders’ Equity

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income	Stock	Total
	(Dollars in thousands, except per share data)
For years ended December 31, 2005, 2004, and 2003:
Balance at December 31, 2002	$3,045	$19,762	$31,148	$525	$(7,252)	$47,228
Comprehensive income:
Net income	—	—	5,840	—	—	5,840
Unrealized gain on securities, net of reclassification adjustments	—	—	—	862	—	862
Unrealized gain on hedging activities, net of reclassification adjustments	—	—	—	380	—	380
Total Comprehensive income						7,082
Cash dividends declared, $.82 per share	—	—	(2,737)	—	—	(2,737)
Common stock issued under stock option plans	—	57	—	—	228	285
Balance at December 31, 2003	3,045	19,819	34,251	1,767	(7,024)	51,858
Comprehensive income:
Net income	—	—	5,192	—	—	5,192
Unrealized loss on securities, net of reclassification adjustments	—	—	—	(66)	—	(66)
Unrealized gain on hedging activities, net of reclassification adjustments	—	—	—	474	—	474
Total Comprehensive income						5,600
Cash dividends declared, $.88 per share	—	—	(2,950)	—	—	(2,950)
25% stock dividend	761	—	(761)	—	—	—
Cash paid in lieu of fractional shares in stock split	—	—	(9)	—	—	(9)
Common stock issued under stock option plans	—	45	—	—	99	144
Balance at December 31, 2004	3,806	19,864	35,723	2,175	(6,925)	54,643
Comprehensive income:
Net income	—	—	6,112	—	—	6,112
Unrealized loss on securities, net of reclassification adjustments	—	—	—	(1,678)	—	(1,678)
Unrealized gain on hedging activities, net of reclassification adjustments	—	—	—	304	—	304
Total Comprehensive income						4,738
Cash dividends declared, $.95 per share	—	—	(3,197)	—	—	(3,197)
Acquisition of 27,722 shares of treasury stock	—	—	—	—	(695)	(695)
Common stock issued under stock option plans	—	43	—	—	138	181
Balance at December 31, 2005	$3,806	$19,907	$38,638	$801	$(7,482)	$55,670

The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows

	Years ended December 31
	2005	2004	2003
	(Amounts in thousands)
Cash flows from operating activities
Net income	$6,112	$5,192	$5,840
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,193	1,123	1,026
Net amortization on investment securities	356	585	831
Amortization and write down of mortgage servicing rights	81	203	203
Provision for loan losses	426	880	1,695
Securities gains, net	(224)	(266)	(488)
Loans originated for sale	(45,664)	(182,645)	(56,168)
Proceeds from sale of loans	51,441	188,708	49,175
Gain on sales of loans	(366)	(689)	(985)
Net gain on sale of premises and equipment	(44)	—	(299)
Increase in cash surrender value of life insurance	(460)	(469)	(531)
(Increase) decrease in interest receivable and other assets	(233)	(411)	437
Increase (decrease) in interest payable and other liabilities	234	652	(269)
Other, net	47	103	(91)
Net cash provided by operating activities	12,899	12,966	376
Cash flows from investing activities
Proceeds from sales of investment securities available for sale	8,234	672	1,691
Proceeds from maturities of investment securities available for sale	42,764	40,150	52,649
Net decrease (increase) in restricted stock	678	891	(790)
Purchase of investment securities available for sale	(55,074)	(53,267)	(44,451)
Net increase in loans	(49,134)	(13,876)	(18,233)
Proceeds from sale of premises and equipment	289	—	625
Investment in joint venture	(100)	—	(510)
Capital expenditures	(467)	(982)	(946)
Net cash used in investing activities	(52,810)	(26,412)	(9,965)
Cash flows from financing activities
Net increase in demand deposits, NOW accounts
and savings accounts	49,422	21,392	7,670
Net increase (decrease) in time deposits	7,481	6,073	(7,126)
Net increase (decrease) in short term borrowings	5,061	(12,503)	15,683
Long term debt advances	5,000	—	2,519
Long term debt payments	(8,813)	(4,108)	(5,661)
Dividends paid	(3,197)	(2,950)	(2,737)
Common stock issued under stock option plans	181	144	285
Cash paid in lieu of fractional shares on stock split	—	(9)	—
Purchase of treasury shares	(695)	—	—
Net cash provided by financing activities	54,440	8,039	10,633
Increase (decrease) in cash and cash equivalents	14,529	(5,407)	1,044
Cash and cash equivalents as of January 1	10,209	15,616	14,572
Cash and cash equivalents as of December 31	$24,738	$10,209	$15,616
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest on deposits and other borrowed funds	$11,867	$8,675	$9,270
Income taxes	$1,442	$834	$1,545

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

The accounting policies of Franklin Financial Services Corporation and its subsidiaries conform to generally accepted accounting principles and to general industry practices. A summary of the more significant accounting policies, which have been consistently applied in the preparation of the accompanying consolidated financial statements, follows:

Principles of Consolidation—The consolidated financial statements include the accounts of Franklin Financial Services Corporation (the Corporation) and its wholly-owned subsidiaries; Farmers and Merchants Trust Company of Chambersburg and Franklin Financial Properties Corp. Farmers and Merchants Trust Company of Chambersburg is a commercial bank (the Bank) that has one wholly-owned subsidiary, Franklin Realty Services Corporation. Franklin Realty Services Corporation is an inactive real-estate brokerage company. Franklin Financial Properties Corp. holds real estate assets that are leased by the Bank. Franklin Future Fund Inc. was formed in the second quarter of 2005, as a non-bank investment subsidiary of Franklin Financial Services Corporation, for the purpose of making venture capital investments within the Corporation’s primary market area. The activities of non-bank entities are not significant to the consolidated totals. All significant intercompany transactions have been eliminated in consolidation.

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

Significant Group Concentrations of Credit Risk—Most of the Corporation’s activities are with customers located within Franklin and Cumberland Counties of Pennsylvania. Note 4 discusses the types of securities that the Corporation invests in. Note 5 discusses the types of lending that the Corporation engages in. The Corporation does not have any significant concentrations of any one industry or customer.

Statement of Cash Flows—For purposes of reporting cash flows, cash and cash equivalents include Cash and due from banks, Interest-bearing deposits in other banks and Federal funds sold. Generally, Federal funds are purchased and sold for one-day periods.

Investment Securities—Management classifies its securities at the time of purchase as available for sale or held to maturity. At December 31, 2005 and 2004, all securities were classified as available for sale, meaning that the Corporation intends to hold them for an indefinite period of time, but not necessarily to maturity. Available for sale securities are stated at estimated fair value, adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments of interest income through maturity. The related unrealized holding gains and losses are reported as other comprehensive income, net of tax, until realized. Declines in the fair value of held-to-maturity and available-for-sale securities to amounts below cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating the other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Realized securities gains and losses are computed using the specific identification method. Gains or losses on the disposition of investment securities are based on the net proceeds and the adjusted carrying amount of the specific security sold. Any decision to sell a security classified as available for sale would be based on various factors, including significant movement in interest rates, changes in maturity or mix of the Bank’s assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors.

Restricted Stock—Restricted stock, which is carried at cost, consists of stock of the Federal Home Loan Bank of Pittsburgh (FHLB) and Atlantic Central Bankers Bank. Federal law requires a member institution of the FHLB to hold FHLB stock according to a predetermined formula.

Other Investments—The Corporation has an investment in American Home Bank, N.A. (AHB). The Corporation owns 21.6% of the voting stock of this bank and accounts for this investment utilizing the equity method of accounting. At December 31, 2005 and 2004, the carrying amount of this investment was approximately $4.1 million and was included in other assets. The Corporation recorded a loss of $44 thousand in 2005 and income of $47 thousand in 2004.

Financial Derivatives—The Corporation uses interest rate swaps, which it has designated as cash-flow hedges, to manage interest rate risk associated with variable-rate funding sources. All such derivatives are recognized on the balance sheet at fair value in other assets or liabilities as appropriate. To the extent the derivatives are effective and meet the requirements for hedge accounting, changes in fair value are recognized in other comprehensive income with income statement reclassification occurring as the hedged item affects earnings. Conversely, changes in fair value attributable to ineffectiveness or to derivatives that do not qualify as hedges are recognized as they occur in the income statement’s interest expense account associated with the hedged item.

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

Loans—Loans, that management has the intent and ability to hold for the foreseeable future or until maturity or payoff, are stated at the outstanding unpaid principal balances, net of any deferred fees. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) of the related loans using the interest method. The Corporation is generally amortizing these amounts over the contractual life of the loan.

The accrual of interest is generally discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in a prior year is charged against the allowance for loan losses. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management’s judgement as to the collectibility of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt. Consumer loans are typically charged off no later than 180 days past due. Past due status is based on contractual terms of the loans.

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

Loan Servicing—Servicing assets are recognized as separate assets when rights are acquired through sale of financial assets. A portion of the cost of originating the loan is allocated to the servicing right based on relative fair value. Fair value is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, prepayment speeds and default rates and losses. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the periods of, the estimated future net servicing income of the underlying financial assets. Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. For the purpose of computing impairment, mortgage servicing rights are stratified based on risk characteristics of the underlying loans that are expected to have the most impact on projected prepayments including loan type, interest rate and term. Impairment is recognized through a valuation allowance to the extent that fair value is less than the capitalized amount. If the Corporation later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income. Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income. Loans serviced by the Bank for the benefit of others totaled $131.1 million, $121.2 million and $101.8 million at December 31, 2005, 2004 and 2003, respectively.

Allowance for Loan Losses—The allowance for loan losses is established through provisions for loan losses charged against income. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management’s periodic evaluation of the adequacy of the allowance is based on the Bank’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans.

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

Intangible Assets—Intangible assets, consisting primarily of a customer list acquired through the purchase of several community offices, are stated at cost, less accumulated amortization. Amortization is recognized over a ten-year period. Intangible assets are reviewed periodically for impairment. Amounts included in other assets were $155 thousand and $413 thousand at December 31, 2005 and 2004, respectively and were net of accumulated amortization of $1.6 million and $1.4 million. Amortization expense for intangible assets was $258 thousand for 2005 and $186 thousand for 2004 and 2003. Amortization expense for intangible assets will be $155 thousand for the year ended December 31, 2006.

Bank Owned Life Insurance—The Bank invests in bank owned life insurance (“BOLI”) as a source of funding for employee benefit expenses. The Bank purchases life insurance coverage on the lives of a select group of employees. The Bank is the owner and beneficiary of the policies and records the investment at the cash surrender value of the underlying policies. Income from the increase in cash surrender value of the policies is included in noninterest income.

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

Stock Based Compensation—Stock options are accounted for under Accounting Principles Bulletin (APB) No. 25. Under APB 25, no compensation expense is recognized related to these purchase options. The pro forma impact to net income and earnings per share that would occur if compensation expense were recognized based on the estimated fair value of the options on the date of the grant is as follows:

		2005	2004	2003
		(Amounts in thousands, except per share)
Net Income:	As reported	$6,112	$5,192	$5,840
	Compensation not expensed	(92)	(73)	(68)
	Proforma	$6,020	$5,119	$5,772
Basic earnings per share:	As reported	$1.82	$1.54	$1.74
	Proforma	1.79	1.52	1.72
Diluted earnings per share:	As reported	$1.81	$1.54	$1.74
	Proforma	1.79	1.52	1.72
Weighted average fair value of ESPP options granted		$5.79	$5.52	$5.16
Weighted average fair value of ISOP options granted		$10.42	$4.77	$4.70

The fair value of the options granted has been estimated using the Black-Scholes method and the following assumptions for the years shown:

	2005	2004	2003
Employee Stock Purchase Plan
Risk-free interest rate	3.51%	2.21%	1.13%
Expected volatility of the Corporation’s stock	23.82%	19.31%	16.58%
Expected dividend yield	3.80%	3.53%	3.26%
Expected life (in years)	0.7	0.7	0.8
Incentive Stock Option Plan
Risk-free interest rate	3.86%	3.58%	3.55%
Expected volatility of the Corporation’s stock	48.92%	15.31%	26.39%
Expected dividend yield	3.39%	3.04%	3.54%
Expected life (in years)	7	7	7

STOCK BASED COMPENSATION

Pension—The provision for pension expense was actuarially determined using the projected unit credit actuarial cost method. The funding policy is to contribute an amount sufficient to meet the requirements of ERISA, subject to Internal Revenue Code contribution limitations.

Earnings per share—Earnings per share are computed based on the weighted average number of shares outstanding during each year. The Corporation’s basic earnings per share are calculated as net income divided by the weighted average number of shares outstanding. For diluted earnings per share, net income is divided by the weighted average number of shares outstanding plus the incremental number of shares added as a result of converting common stock equivalents, calculated using the treasury stock method. The Corporation’s common stock equivalents consist of stock options. Excluded from the calculation were anti-dilutive options of 27,848 in 2005 and 18,131 in 2004.

A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

	2005	2004	2003
	(In thousands)
Weighted average shares outstanding (basic)	3,366	3,368	3,355
Impact of common stock equivalents	7	9	7
Weighted average shares outstanding (diluted)	3,373	3,377	3,362
Net Income	$6,112	$5,192	$5,840
Basic Earnings Per Share	$1.82	$1.54	$1.74
Diluted Earnings Per Share	$1.81	$1.54	$1.74

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

Comprehensive Income—Comprehensive income is reflected in the Consolidated Statements of Changes in Shareholders’ Equity and includes net income and unrealized gains or losses, net of tax, on investment securities and derivatives.

Recent Accounting Pronouncements:

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

On April 14, 2005, the Securities and Exchange Commission (“SEC”) adopted a new rule that amends the compliance dates for Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). Under the new rule, the Corporation is required to adopt SFAS No. 123R in the first annual period beginning after (June 15, 2005 for non SB issuers, first annual period beginning after December 15, 2005 for SB issuers). The Company will adopt SFAS 123(R) during the first quarter of 2006. The Corporation has not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123 (Note 1 Stock Based Compensation). However, the Corporation believes the adoption will have a negative affect on its consolidated financial position and results of operations, but it is not expected to be material.

FSP FAS No. 123R-2

In October 2005, the FASB issued FSP FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FAS 123(R)” (“FSP 123(R)-2”). FSP 123(R)-2 provides guidance on the application of grant date as defined in SFAS No. 123(R). In accordance with this standard a grant date of an award exists if a) the award is a unilateral grant and b) the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. We will adopt this standard when we adopt SFAS No. 123(R), and it will not have a material impact on our consolidated financial position, results of operations or cash flows.

FSP FAS No. 123R-3

In November 2005, the FASB issued final FASB Staff Position FAS No. 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” The FSP provides an alternative method of calculating excess tax benefits (the APIC pool) from the method defined in FAS123R for share-based payments. A one-time election to adopt the transition method in this FSP is available to those entities adopting FAS 123R using either the modified retrospective or modified prospective method. Up to one year from the initial adoption of FAS 123R or effective date of the FSP is provided to make this one-time election. However, until an entity makes its election, it must follow the guidance in FAS 123R. FSP 123R-3 is effective upon initial adoption of FAS 123R and will become effective for the Corporation during the first quarter of fiscal 2006. We are currently evaluating the potential impact of calculating the APIC pool with this alternative method and have not determined which method we will adopt or the expected impact on our consolidated financial position or results of operations.

FSP FAS No. 115-1 and FAS 124-1

In March 2004, the EITF reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS 115 and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. In November 2005, the FASB approved the issuance of FASB Staff Position FAS No. 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The FSP addresses when an investment is considered impaired, whether the impairment is other-than-temporary and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary. The FSP is effective for reporting periods beginning after December 15, 2005 with earlier application permitted. For the Corporation, the effective date will be the first quarter of fiscal 2006. The adoption of this accounting principle is not expected to have a significant impact on our financial position or results of operations.

EITF Issue No. 05-6 “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination”

In June 2005, the FASB’s Emerging Issues Task Force (EITF) reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” (“EITF 05-6”). This guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are reasonably assured at the date of the business combination or purchase. This guidance is applicable only to leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. The Corporation is evaluating the impact, if any, of EITF 05-6 on our consolidated financial statements.

Note 2. Regulatory Matters

The Bank is limited as to the amount it may lend to the Corporation, unless such loans are collateralized by specific obligations. State regulations also limit the amount of dividends the Bank can pay to the Corporation. At December 31, 2005, the amount available for dividends was $32.6 million. In addition, dividends paid by the Bank to the Corporation would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. The Corporation and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005 and 2004, that the Corporation and the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2005 the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

The table that follows presents the total risk-based, Tier 1 risk-based and Tier 1 leverage requirements for the Corporation and the Bank as defined by the FDIC. Actual capital amounts and ratios are also presented.

	As of December 31, 2005
			Minimum to be
			Adequately		Minimum to be
	Actual		Capitalized		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital (to Risk Weighted Assets)
Corporation	$60,088	13.85%	$34,706	8.00%	N/A
Bank	49,600	11.71%	33,893	8.00%	$42,367	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Corporation	$54,557	12.58%	$17,353	4.00%	N/A
Bank	44,282	10.45%	16,947	4.00%	$25,420	6.00%
Tier 1 Capital (to Average Assets)
Corporation	$54,557	8.89%	$24,557	4.00%	N/A
Bank	44,282	7.25%	24,433	4.00%	$30,542	5.00%

	As of December 31, 2004
			Minimum to be
			Adequately		Minimum to be
	Actual		Capitalized		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital (to Risk Weighted Assets)
Corporation	$57,079	14.74%	$30,984	8.00%	N/A
Bank	47,218	12.48%	30,266	8.00%	$37,832	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Corporation	$51,923	13.41%	$15,492	4.00%	N/A
Bank	42,353	11.19%	15,133	4.00%	$22,699	6.00%
Tier 1 Capital (to Average Assets)
Corporation	$51,923	9.14%	$22,722	4.00%	N/A
Bank	42,353	7.57%	22,365	4.00%	$27,956	5.00%

Although not adopted in regulation form, the Pennsylvania Department of Banking utilizes capital standards requiring a minimum leverage capital ratio of 6% and a risk-based capital ratio of 10%, defined substantially the same as those by the FDIC.

Note 3. Restricted Cash Balances

The Corporation’s subsidiary bank is required to maintain reserves against its deposit liabilities in the form of vault cash and/or balances with the Federal Reserve Bank. Deposit reserves that are required to be held by the bank were approximately $728 thousand and $750 thousand at December 31, 2005 and December 31, 2004, respectively and were satisfied by the bank’s vault cash.  In addition, as compensation for check clearing and other services, a compensatory balance maintained at the Federal Reserve Bank at December 31, 2005 and 2004, was approximately $900 thousand.

Note 4. Investment Securities Available for Sale

The amortized cost and estimated fair value of investment securities available for sale as of December 31, 2005 and 2004 are as follows:

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
2005	cost	gains	losses	value
	(Amounts in thousands)
Equity securities	$4,393	$753	$179	$4,967
U.S. Treasury securities and obligations of U.S.
Government agencies	77,035	3	657	76,381
Obligations of state and political subdivisions	38,123	1,542	49	39,616
Corporate debt securities	9,961	375	61	10,275
Mortgage-backed securities	22,384	21	437	21,968
Asset-backed securities	10,815	58	20	10,853
	$162,711	$2,752	$1,403	$164,060

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
2004	cost	gains	losses	value
Equity securities	$4,167	$1,014	$68	$5,113
U.S. Treasury securities and obligations of U.S.
Government agencies	51,605	19	265	51,359
Obligations of state and political subdivisions	38,869	2,648	—	41,517
Corporate debt securities	12,974	538	43	13,469
Mortgage-backed securities	29,892	127	179	29,840
Asset-backed securities	21,261	125	25	21,361
	$158,768	$4,471	$580	$162,659

At December 31, 2005 and 2004, the book value of investment securities pledged to secure public funds, trust balances, repurchase agreements and other deposit obligations totaled $104.1 million and $98.4 million, respectively.

The amortized cost and estimated fair value of debt securities at December 31, 2005, by contractual maturity are shown below.

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Estimated
	Amortized	fair
	cost	value
	(Amounts in thousands)
Due in one year or less	$29,303	$29,063
Due after one year through five years	58,629	58,337
Due after five years through ten years	16,773	17,254
Due after ten years	31,229	32,471
	$135,934	$137,125
Mortgage-backed securities	22,384	21,968
	$158,318	$159,093

The composition of the net realized securities gains for the years ended December 31, 2005, 2004 and 2003 is as follows:

	2005	2004	2003
	(Amounts in thousands)
Gross gains realized	$311	$266	$513
Gross losses realized	(87)	-	(25)
Net gains realized	$224	$266	$488

Note 4A. Temporary Investment Impairment

The following tables reflects temporary impairment in the investment portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the years ended December 31, 2005 and 2004.

	December 31, 2005
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Amounts in thousands)
Equity Securities	$792	$106	$516	$73	$1,308	$179
U.S. Treasury securities and obigations of U.S. Government agencies	49,072	360	23,538	297	72,610	657
Obligations of State and Political Subdivisions	3,112	49	—	—	3,112	49
Corporate debt securities	—	—	1,021	61	1,021	61
Mortgage-backed securities	6,563	94	12,759	343	19,322	437
Asset-backed securities	175	1	460	19	635	20
Total temporarily impaired securities	$59,714	$610	$38,294	$793	$98,008	$1,403

The above table represents 95 investment securities where the current fair value is less than the related amortized cost. Management believes that the unrealized losses on debt securities reflect changes in interest rates subsequent to the acquisition of specific securities and do not reflect any deterioration of the credit worthiness of the issuing entities. Generally, securities with an unrealized loss are debt securities of investment grade. Therefore the bonds have a maturity date and are generally expected to pay-off at par, substantially elminating any market value losses at that time. The Corporation’s equity securities with unrealized losses are comprised of seventeen common stocks in the banking industry. Twenty-six percent of the total unrealized loss is in two stocks. The Corporation believes it has the ability to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value.

	December 31, 2004
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Amounts in thousands)
Equity Securities	$156	$8	$529	$60	$685	$68
U.S. Treasury securities and obigations of U.S. Government agencies	20,125	129	20,014	136	40,139	265
Corporate debt securities	947	4	1,068	39	2,015	43
Mortgage-backed securities	5,390	12	15,421	167	20,811	179
Asset-backed securities	1,596	3	2,425	22	4,021	25
Total temporarily impaired securities	$28,214	$156	$39,457	$424	$67,671	$580

Note 5. Loans

A summary of loans outstanding at the end of the reporting periods is as follows:

	December 31
	2005	2004
	(Amounts in thousands)
Real estate (primarily first mortgage residential loans)	$79,671	$92,703
Real estate—Construction	4,622	3,968
Commercial, industrial and agricultural	227,864	183,028
Consumer (including home equity lines of credit)	85,033	68,317
	397,190	348,016
Less: Allowance for loan losses	(5,402)	(4,886)
Net Loans	$391,788	$343,130
Included in the loan balances are the following:
Net unamortized deferred loan costs	$410	$341
Unamortized premium on purchased loans	$604	$—

Loans to directors and executive officers and related interests and affiliated enterprises

	2005	2004
	(Amounts in thousands)
Balance at beginning of year	$11,618	$11,305
New loans made	7,711	35,817
Repayments	(16,770)	(35,504)
Balance at end of year	$2,559	$11,618

Such loans are made in the ordinary course of business at the Bank’s normal credit terms and do not present more than a normal risk of collection.

Note 6. Allowance for Loan Losses

	Years ended December 31
	2005	2004	2003
	(Amounts in thousands)
Balance at beginning of year	$4,886	$3,750	$4,305
Charge-offs	(285)	(302)	(2,559)
Recoveries	375	558	309
Net recoveries (charge-offs)	90	256	(2,250)
Provision for loan losses	426	880	1,695
Balance at end of year	$5,402	$4,886	$3,750

At December 31, 2005 and 2004 the Corporation had no restructured loans. Nonaccrual loans at December 31, 2005 and 2004 were approximately $206 thousand and $355 thousand respectivley. Loans past due 90 days or more and still accruing were approximately $583,thousand and $587 thousand at December 31, 2005 and 2004, respectively. The gross interest  that would have been recorded if nonaccrual loans had been current in accordance with their original terms and the amount actually recorded in income were as follows:

	2005	2004	2003
	(Amounts in thousands)
Gross interest due under terms	$25	$22	$74
Amount included in income	(14)	(9)	(2)
Interest income not recognized	$11	$13	$72

Interest income recognized on impaired loans, primarily on an accrual basis, was $354 thousand, $293 thousand and $301 thousand for 2005, 2004 and 2003, respectively.

At December 31, 2005 and 2004, the recorded investment in loans that were considered to be impaired, as defined by Statement No.114, totaled $4.7 million and $6.9 million, respectively, of which $613 thousand and $1.4 million have an allowance for credit losses established. The allowance for credit losses established on impaired loans was $289 thousand and $427 thousand as of December 31, 2005 and 2004, respectively. The average recorded investment in impaired loans during the years ended December 31, 2005, 2004 and 2003 was $6.0 million, $7.9 million, and $5.2 million, respectively.

Note 7. Premises and Equipment

Premises and equipment consist of

		December 31
	Estimated Life	2005	2004
		(Amounts in thousands)
Land		$1,198	$1,096
Buildings and leasehold improvements	15 - 30 years, or lease term	12,905	13,024
Furniture, fixtures and equipment	3 - 10 years	8,246	8,060
Total cost		22,349	22,180
Less: Accumulated depreciation		(13,452)	(12,571)
Net premises and equipment		$8,897	$9,609

Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $935 thousand,  $910 thousand and $840 thousand, respectively.

The Corporation leases various premises and equipment for use in banking operations. Future minimum payments on these leases are as follows:

(Amounts in thousands)
2006	$264
2007	187
2008	108
2009	112
2010	112
2011 and beyond	1,593
$2,376

Some of these leases provide renewal options of varying terms. The rental cost of these renewals is not included above. Total rent expense on these leases was $270 thosuand, $276 thousand and $206 thousand for 2005, 2004 and 2003, respectively.

Note 8. Mortgage Servicing Rights

Activity in mortgage servicing rights for the years ended December 31, 2005, 2004 and 2003 is as follows:

	2005	2004	2003
	(Amounts in thousands)
Cost of mortgage servicing rights:
Beginning balance	$1,672	$1,384	$1,039
Originations	337	487	528
Amortization	(242)	(199)	(183)
Ending balance	$1,767	$1,672	$1,384
Valuation allowance:
Beginning balance	$(358)	$(355)	$(335)
Valuation charges	(145)	(138)	(70)
Valuation reversals	305	135	50
Ending balance	$(198)	$(358)	$(355)
Mortgage servicing rights cost	$1,767	$1,672	$1,384
Valuation allowance	(198)	(358)	(355)
Carrying value	$1,569	$1,314	$1,029
Fair value	$1,569	$1,314	$1,029
Fair value assumptions:
Weighted average discount rate	9.00%	5.94%	5.67%
Weighted average prepayment speed rate	10.04%	15.50%	19.90%

Note 9. Deposits

Deposits are summarized as follows:

	December 31
	2005	2004
	(Amounts in thousands)
Demand, noninterest-bearing	$77,354	$65,025
Interest-bearing checking	75,754	77,013
Savings:
Money market accounts	129,290	85,160
Passbook and statement savings	49,678	55,456
Total Savings and interest checking	254,722	217,629
Time:
Deposits of $100,000 and over	24,013	21,486
Other time deposits	100,710	95,756
	124,723	117,242
Total deposits	$456,799	$399,896
Overdrawn deposit accounts reclassfied as loan balances	$179	$116

At December 31, 2005 the scheduled maturities of time deposits are as follows.

2006	$67,677
2007	34,761
2008	14,776
2009	7,473
2010	36
2011 and beyond	—
$124,723

Note 10. Securities Sold Under Agreements to Repurchase, Short Term Borrowings and Long Term Debt

The Corporation’s short-term borrowings are comprised of securities sold under agreements to repurchase and a line-of-credit with the Federal Home Loan Bank of Pittsburgh (Open Repo Plus). Securities sold under agreements to repurchase are overnight borrowings between the Bank and its commercial and municipal depositors. These accounts reprice weekly. Open Repo Plus is a revolving term commitment used on an overnight basis. The term of these commitments may not exceed 364 days and it reprices daily at market rates. These borrowings are described below:

	December 31
	2005		2004
	Sweep	FHLB	Sweep	FHLB
	Repurchase	Open Repo	Repurchase	Open Repo
	(Dollars in thousands)
Ending balance	$52,069	$4,000	$41,808	$9,200
Weighted average rate at year end	4.02%	4.25%	2.01%	2.24%
Range of interest rates paid at year end	3.24%-4.14%	4.25%	1.24% - 2.14%	2.24%
Maximum month-end balance during the year	$64,867	$7,450	$51,130	$25,400
Average balance during the year	$52,149	$2,133	$44,805	$13,327
Weighted average interest rate during the year	3.02%	2.86%	1.06%	1.49%

The securites that serve as collateral for securities sold under agreements to repurchase consist primarily of U.S. Government and U.S. Agency securities with a fair value of $67.9 million and $55.2 million, respectively, at December 31, 2005 and 2004.

A summary of long term debt at the end of the reporting period follows:

	December 31
	2005	2004
	(Amounts in thousands)
Loans from the Federal Home Loan Bank	$48,546	$52,359

The loans from the FHLB are comprised of term loans payable at maturity and amortizing advances. These loans have fixed interest rates ranging from 3.93% to 6.27% (weighted average rate of 5.28%) and final maturities ranging from March 2006 to October 2026. All borrowings from the FHLB are collateralized by FHLB stock, mortgage-backed securities and first mortgage loans.

The scheduled maturities of the FHLB borrowings at December 31, 2005 are as follows:

2006	$5,371
2007	—
2008	25,259
2009	1,352
2010	—
2011 and beyond	16,564
$48,546

The Corporation’s maximum borrowing capacity with the FHLB at December 31, 2005, was $244.6 million. The total amount available to borrow at year-end was approximately $192.1 million.

Note 11. Federal Income Taxes

The temporary differences which give rise to significant portions of deferred tax assets and liabilities under Statement No. 109 are as follows:

	December 31
	2005	2004
	(Amounts in thousands)
Deferred Tax Assets
Allowance for loan losses	$1,837	$1,661
Deferred compensation	451	383
Depreciation	13	-
Deferred loan fees and costs,net	160	170
Other	331	196
Tax credit carryforward	—	499
Total	2,792	2,909
Deferred Tax Liabilities
Pension	293	454
Depreciation	—	90
Mortgage servicing rights	534	447
Other comprehensive income	412	1,121
Other	—	10
Total	1,239	2,122
Net deferred tax assets	$1,553	$787

The components of the provision for Federal income taxes attributable to income from operations were as follows:

	Years ended December 31
	2005	2004	2003
	(Amounts in thousands)
Current tax expense	$1,328	$1,223	$1,403
Deferred tax expense	(391)	(208)	(30)
Income tax provision	$937	$1,015	$1,373

For the years ended December 31, 2005, 2004, and 2003, the income tax provisions are different from the tax expense which would be computed by applying the Federal statutory rate to pretax operating earnings. A reconciliation between the tax provision at the statutory rate and the tax provision at the effective tax rate is as follows:

	Years ended December 31
	2005	2004	2003
	(Amounts in thousands)
Tax provision at statutory rate	$2,397	$2,111	$2,452
Income on tax-exempt loans and securities	(930)	(884)	(850)
Nondeductible interest expense relating to carrying tax-exempt obligations	82	61	63
Dividends received exclusion	(37)	(35)	(25)
Income from bank owned life insurance	(163)	(160)	(181)
Other, net	(323)	11	3
Tax credit	(89)	(89)	(89)
Income tax provision	$937	$1,015	$1,373

The tax provision applicable to securities gains for the years ended December 31, 2005, 2004 and 2003 was $76 thousand, $90 thousand and $166 thousand, respectively.

Note 12. Comprehensive Income

The components of other comprehensive income for 2003, 2004, and 2005 were as follows:

	Interest Rate Cap		Interest Rate Swaps		Securities Gains(Losses)		Total
	Before Tax	Net of Tax	Before Tax	Net of Tax	Before Tax	Net of Tax	Before Tax	Net of Tax
	(Amounts in thousands)
December 31, 2002 accumulated unrealized (loss) gain	$(64)	$(42)	$(1,826)	$(1,205)	$2,685	$1,772	$795	$525
Unrealized (losses) gains arising during the period	(4)	(2)	(240)	(158)	1,796	1,185	1,552	1,025
Reclassification adjustment for losses (gains) included in net income	37	24	781	515	(488)	(322)	330	217
December 31, 2003 accumulated unrealized (loss) gain	(31)	(20)	(1,285)	(848)	3,993	2,635	2,677	1,767
Unrealized gains arising during the period	—	—	52	33	166	110	218	143
Reclassification adjustment for losses (gains) included in net income	31	20	638	421	(266)	(176)	403	265
December 31, 2004 accumulated unrealized (loss) gain	—	—	(595)	(394)	3,893	2,569	3,298	2,175
Unrealized gains (losses) arising during the period	—	—	185	124	(2,320)	(1,530)	(2,135)	(1,406)
Reclassification adjustment for losses (gains) included in net income	—	—	273	180	(224)	(148)	49	32
December 31, 2005 accumulated unrealized (loss) gain	$—	$—	$(137)	$(90)	$1,349	$891	$1,212	$801

Note 13. Financial Derivatives

As part of managing interest rate risk, the Bank has entered into interest rate swap agreements as vehicles to partially hedge cash flows associated with interest expense on variable rate deposit accounts. Under the swap agreements, the Bank receives a variable rate and pays a fixed rate. Such agreements are generally entered into with counterparties that meet established credit standards and most contain collateral provisions protecting the at-risk party. The Bank considers the credit risk inherent in these contracts to be negligible. Interest rate swap agreements derive their value from underlying interest rates. These transactions involve both credit and market risk. The notional amounts are amounts on which calculations, payments, and the value of the derivative are based. The notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any. Such difference, which represents the fair value of the swap, is reflected on the Corporation’s balance sheet.

The Corporation is exposed to credit-related losses in the event of nonperformance by the counterparty to these agreements. The Corporation controls the credit risk of its financial contracts through credit approvals, limits and monitoring procedures, and does not expect the counterparty to fail its obligations.

The primary focus of the Corporation’s asset/liability management program is to monitor the sensitivity of the Corporation’s net portfolio value and net income under varying interest rate scenarios to take steps to control its risks. On a quarterly basis, the Corporation simulates the net portfolio value and net interest income expected to be earned over a twelve-month period following the date of simulation. The simulation is based upon projection of market interest rates at varying levels and estimates the impact of such market rates on the levels of interest-earning assets and interest-bearing liabilities during the measurement period. Based upon the outcome of the simulation analysis, the Corporation considers the use of derivatives as a means of reducing the volatility of net portfolio value and projected net income within certain ranges of projected changes in interest rates. The Corporation evaluates the effectiveness of entering into any derivative instrument agreement by measuring the cost of such an agreement in relation to the reduction in net portfolio value and net income volatility within an assumed range of interest rates.

Information regarding the interest rate swaps as of December 31, 2005 follows (Amounts in thousands):

					Amount Expected
					to be Expensed
					into Earnings
Notional	Maturity	Interest Rate		Fair	within next
Amount	Date	Fixed	Variable	Value	12 Months
$5,000	7/11/08	5.36%	3.99%	$(114)	$69
$10,000	5/18/06	4.88%	3.99%	$(22)	$33

Derivatives with a positive fair value are reflected as other assets in the balance sheet while those with a negative fair value are reflected as other liabilities. The swaps added $273 thousand to interest expense in 2005 compared to $638 thousand in 2004 and $781 thousand in 2003. As short-term interest rates increase, the net expense of the swaps decreases. The 2006 swap interest expense is expected to be less than in 2005 because of a higher short-term interest rates and a 2006 swap maturity.

Note 14. Employee Benefit Plans

The Bank has a 401(k) plan covering substantially all employees of F&M Trust who have completed one year and 1,000 hours of service. In 2005, employee contributions to the plan were matched at 100% up to 3% of each employee’s deferrals plus 50% of the next 2% of deferrals from participants’ eligible compensation. In addition, a 100% discretionary profit sharing contribution of up to 2% of each employee’s eligible compensation was possible provided net income targets were achieved. The Personnel Committee of the Corporation’s Board of Directors approves the established net income targets annually. Under this plan, the maximum amount of employee contributions in any given year is defined by Internal Revenue Service regulations. The related expense for the 401(k) plan and the profit sharing plan, as approved by the Board of Directors, was approximately $228 thousand in 2005, $220 thousand in 2004 and $208 thousand in 2003.

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

Pension Plan asset classes include cash, fixed income securities and equities. The fixed income portion is comprised of Government Bonds, Corporate Bonds and Taxable Municipal Bonds; the equity portion is comprised of financial institution equities and individual corporate equities across a broad range of sectors. Investments are made on the basis of sound economic principles and in accordance with established guidelines. Target allocations of fund assets measured at fair value are as follows: fixed income, a range of 25% to 45%; equities, a range of 55% to 75% and cash as needed. At December 31, 2005, fixed income investments accounted for 21% of total Plan assets, equities accounted for 74% and cash accounted for 5%.

On a regular basis, the Pension and Benefits Committee (the “Committee”) monitors the percent allocation to each asset class. Due to changes in market conditions, the asset allocation may vary from time to time. The Committee is responsible to direct the rebalancing of Plan assets when allocations are not within the established guidelines and to ensure that such action is implemented.

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

The following table sets forth the plan’s funded status at December 31, 2005, based on the September 30, 2005 actuarial valuation together with comparative 2004 and 2003 amounts:

	For the years ended December 31
	2005	2004	2003
	(Amounts in thousands)
Change in projected benefit obligation
Benefit obligation at beginning of measurement year	$11,921	$10,671	$9,261
Service cost	428	383	322
Interest cost	700	680	633
Amendments	87
Actuarial (gain) loss	(32)	656	887
Benefits paid	(499)	(469)	(432)
Benefit obligation at end of measurement year	12,605	11,921	10,671
Change in plan assets
Fair value of plan assets at beginning of measurement year	10,979	9,961	8,738
Actual return on plan assets net of expenses	739	1,194	1,655
Employer contribution	—	293	—
Benefits paid	(499)	(469)	(432)
Fair value of plan assets at end of year	11,219	10,979	9,961
Reconciliation of Funded Status to recognized amount
Funded Status	$(1,386)	$(942)	$(710)
Unrecognized net actuarial loss	2,194	2,155	1,817
Unrecognized prior service cost	83	150	176
Prepaid pension cost recognized	$891	$1,363	$1,283
Accumulated Benefit Obligation	$10,814	$9,789	$8,758

	For the years ended December 31
	2005	2004	2003
Components of net periodic pension cost
Service cost	$428	$383	$322
Interest cost	700	680	633
Expected return on plan assets	(871)	(875)	(853)
Amortization of prior service cost	25	25	25
Amendments	130	—	—
Recognized net actuarial loss	61	—	—
Net periodic pension cost	$473	$213	$127

	For the years ended December 31
	2005	2004	2003
Additional information
Assumptions used to determine benefit obligations as of measurement date:
Discount rate	5.60%	6.00%	6.50%
Rate of compensation increase	5.00%	5.00%	5.00%

	2005	2004	2003
Assumptions used to determine net periodic benefit cost:
Discount rate	6.00%	6.50%	7.00%
Expected long-term return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	5.00%	5.00%	5.00%
Asset allocations as of measurement date:
Equity securities	73%	71%	69%
Debt securities	20%	23%	26%
Other	7%	6%	5%
Total	100%	100%	100%

Equity securities include the Corporation’s common stock in the amounts of $71 thousand (0.6 % of total plan assets) and $78 thousand (0.7 % of total plan assets) at September 30, 2005, and September 30, 2004, respectively

Contributions

The Bank expects to contribute $0 to its pension plan in 2006.

Estimated future benefit payments (in thousands)

2006	$551
2007	603
2008	631
2009	663
2010	679
2011-2015	3,869
$6,996

Note 15. Stock Purchase Plan

In 2004, the Corporation adopted the Employee Stock Purchase Plan of 2004 (ESPP), replacing the ESPP of 1994 that expired in 2004. Under the ESPP of 2004, options for 250,000 shares of stock can be issued to eligible employees. The number of shares that can be purchased by each participant is defined by the plan and the Board of Directors sets the option price. However, the option price cannot be less than 90% of the fair market value of a share of the Corporation’s common stock on the date the option is granted. The Board of Directors also determines the expiration date of the options; however, no option may have a term that exceeds one year from the grant date. Any shares related to unexercised options are available for future grant. As of December 31, 2005 there are 223,107 shares available for future grants.

In 2002, the Corporation adopted the Incentive Stock Option Plan of 2002 (ISOP). Under the ISOP, options for 250,000 shares of stock can be issued to selected Officers, as defined in the plan. The number of options available to be awarded to each eligible Officer is determined by the Board of Directors, but is limited with respect to the aggregate fair value of the options as defined in the plan. The exercise price of the option shall be equal to the fair value of a share of the Corporation’s common stock on the date the option is granted. The options have a life of ten years and may be exercised only after the optionee has completed six months of continuous employment with the Corporation or its Subsidiary immediately following the grant date, or upon a change of control as defined in the plan. As of December 31, 2005 there are 194,712 shares available for future grants.

The following table summarizes the stock option activity:

	ESPP Options	Weighted Average Price Per Share
Balance Outstanding at December 31, 2002	24,416	$19.30
Granted	22,376	22.98
Exercised	(11,553)	19.74
Expired	(14,268)	19.30
Balance Outstanding at December 31, 2003	20,971	22.98
Granted	22,162	23.43
Exercised	(6,277)	23.02
Expired	(15,257)	22.98
Balance Outstanding at December 31, 2004	21,599	23.43
Granted	24,837	22.65
Exercised	(2,079)	23.17
Expired	(20,106)	23.43
Balance Outstanding at December 31, 2005	24,251	$22.65

	ISOP Options	Weighted Average Price Per Share
Balance Outstanding at December 31, 2002	19,375	$20.00
Granted	9,688	21.42
Exercised	(2,815)	20.47
Balance Outstanding at December 31, 2003	26,248	20.47
Granted	22,750	27.68
Balance Outstanding at December 31, 2004	48,998	23.82
Granted	8,850	27.42
Exercised	(6,562)	20.47
Forfeited	(5,375)	27.63
Balance Outstanding at December 31, 2005	45,911	$24.55

The following table provides information about the options outstanding at December 31, 2005:

Stock Option Plan	Options Outstanding	Exercise Price or Price Range
Employee Stock Purchase Plan	24,251	$22.65
Incentive Stock Option Plan	19,686	$20.00–$24.99
Incentive Stock Option Plan	26,225	$25.00–$30.00

The ESPP and ISOP options outstanding at December 31, 2005 are all exercisable. The ESPP options expire on June 30, 2006 and the ISOP options expire 10 years from the grant date. The weighted average remaining life of the ISOP options at December 31, 2005 was 6.2 years.

Note 16. Deferred Compensation Agreement

The Corporation has entered into deferred compensation agreements with its directors and one prior officer that provides for the payment of benefits over a ten-year period, beginning at age 65. At inception, the present value of the obligations under these deferred compensation agreements amounted to approximately $600 thousand, which is being accrued over the estimated remaining service period of these officers and directors. These obligations are partially funded through life insurance covering these individuals. Expense associated with the agreements was $45 thousand for 2005, $52 thousand for 2004 and $39 thousand for 2003.

Note 17. Shareholders’ Equity

On August 25, 2005, the Board of Directors authorized the repurchase of up to 50,000 shares of the Corporation’s $1.00 par value common stock over a twelve-month period ending in August 2006. The common shares of the Corporation will be purchased in the open market or in privately negotiated transactions. The Corporation uses the repurchased common stock (Treasury stock) for general corporate purposes including stock dividends and splits, employee benefit and executive compensation plans, and the dividend reinvestment plan. The Corporation repurchased 17,722 shares for approximately $440 thousand in 2005 under this program. On September 9, 2004, the Board of Directors authorized a similar plan over a twelve-month period that ended in August 2005. The Corporation repurchased 10,000 shares for approximately $255 thousand in 2005 under this program. At December 31, 2005 and 2004, the Corporation held Treasury shares totaling 454,650 and 435,569 respectively, that were acquired through Board authorized stock repurchase programs.

Note 18. Commitments and Contingencies

In the normal course of business, the Bank is a party to financial instruments that are not reflected in the accompanying financial statements and are commonly referred to as off-balance-sheet instruments. These financial instruments are entered into primarily to meet the financing needs of the Bank’s customers and include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk not recognized in the consolidated balance sheet.

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

Unless noted otherwise, the Bank does not require collateral or other security to support financial instruments with credit risk. The Bank had the following outstanding commitments as of December 31:

	2005	2004
	(Amounts in thousands)
Financial instruments whose contract amounts represent credit risk:
Commercial commitments to extend credit	$49,393	$60,438
Consumer commitments to extend credit (secured)	29,178	25,829
Consumer commitments to extend credit (unsecured)	8,110	4,076
	$86,681	$90,343
Standby letters of credit	$9,700	$5,925

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

Standby letters of credit are instruments issued by the Bank, which guarantee the beneficiary payment by the Bank in the event of default by the Bank’s customer in the nonperformance of an obligation or service. Most standby letters of credit are extended for one-year periods. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral supporting those commitments for which collateral is deemed necessary primarily in the form of certificates of deposit and liens on real estate. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of December 31, 2005 and 2004 for guarantees under standby letters of credit issued is not material.

Most of the Bank’s business activity is with customers located within Franklin and Cumberland County, Pennsylvania and surrounding counties and does not involve any significant concentrations of credit to any one entity or industry.

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

Mortgage servicing rights:

The fair value of mortgage servicing rights is based on observable market prices when available or the present value of expected future cash flows when not available. Assumptions such as loan default rates, costs to service, and prepayment speeds significantly affect the estimate of future cash flows.

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

The estimated fair value of the Corporation’s financial instruments at December 31 are as follows:

	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Amounts in thousands)
Financial assets:
Cash and equivalents	$24,738	$24,738	$10,209	$10,209
Investment securities available for sale and restricted stock	167,244	167,244	166,521	166,521
Loans held for sale	1,328	1,328	6,739	6,739
Net Loans	391,788	390,865	343,130	345,245
Accrued interest receivable	3,481	3,481	2,732	2,732
Mortgage servicing rights	1,570	1,570	1,314	1,314
Financial liabilities:
Deposits	$456,799	$454,903	$399,896	$399,778
Securities sold under agreements to repurchase	52,069	52,069	41,808	41,808
Short term borrowings	4,000	4,000	9,200	9,200
Long term debt	48,546	49,378	52,359	55,567
Accrued interest payable	1,477	1,477	1,171	1,171
Interest rate swaps	136	136	595	595
Off Balance Sheet financial instruments:
Commitments to extend credit	—	—	—	—
Standby letters-of-credit	—	—	—	—

Note 20. Parent Company (Franklin Financial Services Corporation) Financial Information

Balance Sheets

	December 31
	2005	2004
	(Amounts in thousands)
Assets:
Due from bank subsidiary	$23	$38
Investment securities	3,534	3,501
Equity investment in subsidiaries	47,716	46,553
Premises	—	159
Other assets	4,559	4,612
Total assets	$55,832	$54,863
Liabilities:
Deferred tax liability	$162	$220
Total liabilities	162	220
Shareholders’ equity	55,670	54,643
Total liabilities and shareholders’ equity	$55,832	$54,863

Statements of Income

	Years ended December 31
	2005	2004	2003
	(Amounts in thousands)
Income:
Dividends from Bank subsidiary	$4,451	$3,532	$2,651
Interest and dividend income	110	134	184
Gain on sale of securities	178	258	435
Other income	(27)	47	87
	4,712	3,971	3,357
Expenses:
Operating expenses	755	701	580
Income before equity in undistributed income of subsidiaries	3,957	3,270	2,777
Equity in undistributed income of subsidiaries	2,155	1,922	3,063
Net income	$6,112	$5,192	$5,840

Statements of Cash Flows

	Years ended December 31
	2005	2004	2003
	(Amounts in thousands)
Cash flows from operating activities
Net income	$6,112	$5,192	$5,840
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in of undistributed income of subsidiary	(2,155)	(1,922)	(3,063)
Securities gains	(178)	(258)	(435)
Loss on sale of real estate	56	—	—
Decrease (increase) in due from bank subsidiary	15	82	(102)
(Increase) decrease in other assets	(25)	(195)	12
(Decrease) in other liabilities	—	—	(5)
Other, net	(142)	30	1
Net cash provided by operating activities	3,683	2,929	2,248
Cash flows from investing activities
Proceeds from sales of investment securities	579	623	1,621
Purchase of investment securities	(604)	(249)	(900)
Proceeds from sale of real estate	103	—	—
Investment in subsidiary	(50)	(488)	(360)
Purchase of equity investment	—	—	(157)
Net cash provided by (used in) investing activities	28	(114)	204
Cash flows from financing activities
Dividends paid	(3,197)	(2,950)	(2,737)
Common stock issued under stock option plans	181	144	285
Cash paid in lieu of fractional shares on stock split	—	(9)	—
Purchase of treasury shares	(695)	—	—
Net cash used in financing activities	(3,711)	(2,815)	(2,452)
Increase in cash and cash equivalents	—	—
Cash and cash equivalents as of January 1	—	—	—
Cash and cash equivalents as of December 31	$—	$—	$—

Note 21. Quarterly Results of Operations

The following is a summary of the quarterly results of consolidated operations of Franklin Financial for the years ended December 31, 2005 and 2004:

	Three months ended
2005	March 31	June 30	September 30	December 31
	(Amounts in thousands, except per share)
Interest income	$6,568	$7,212	$7,720	$8,211
Interest expense	2,518	2,780	3,237	3,638
Net interest income	4,050	4,432	4,483	4,573
Provision for loan losses	106	80	120	120
Other noninterest income	1,286	1,566	1,932	1,987
Securities gains	155	64	5	—
Noninterest expense	4,226	4,212	4,237	4,384
Income before income taxes	1,159	1,770	2,063	2,056
Income taxes	(230)	317	421	429
Net Income	$1,389	$1,453	$1,642	$1,627
Basic earnings per share	$0.41	$0.43	$0.49	$0.48
Diluted earnings per share	$0.41	$0.43	$0.49	$0.48
Dividends paid per share	$0.23	$0.24	$0.24	$0.24

	Three months ended
2004	March 31	June 30	September 30	December 31
Interest income	$5,992	$6,015	$6,252	$6,550
Interest expense	2,073	2,096	2,258	2,392
Net interest income	3,919	3,919	3,994	4,158
Provision for loan losses	240	240	160	240
Other noninterest income	1,654	1,597	1,796	1,780
Securities gains	105	19	80	62
Noninterest expense	3,918	4,003	3,983	4,092
Income before income taxes	1,520	1,292	1,727	1,668
Income taxes	251	169	310	285
Net Income	$1,269	$1,123	$1,417	$1,383
Basic earnings per share	$0.38	$0.33	$0.42	$0.41
Diluted earnings per share	$0.38	$0.33	$0.42	$0.41
Dividends paid per share	$0.21	$0.21	$0.23	$0.23

Due to rounding, the sum of the quarters may not equal the amount reported for the year.

Note 22. Entry into a Material Definitive Agreement

On January 23, 2006, Franklin Financial Services Corporation (the “Corporation”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Fulton Bancshares Corporation (“Fulton”) pursuant to which Fulton will merge with and into the Corporation (the “Merger”) with the Corporation being the surviving corporation in the Merger. In connection with the Merger, Fulton will also cause its wholly-owned subsidiary, Fulton County National Bank and Trust Company (“FCNB”), to merge with and into the Corporation’s wholly-owned subsidiary, Farmers and Merchants Trust Company of Chambersburg (“F&M Trust”), (the “Bank Merger”) with F&M Trust being the surviving bank in the Bank Merger. Additionally, pursuant to the terms of the Merger Agreement, two (2) persons designated by Fulton’s board of directors shall be appointed to the Corporation’s board.

Under the terms of the Merger Agreement, shareholders of Fulton will have the right to elect to receive, for each share of Fulton Common Stock they own: (1) 1.864 shares of validly issued, fully paid and nonassesable shares of the Corporation’s Common Stock, or (2) $48.00 in cash, or (3) a mixed election of stock and cash. Shareholder elections, however, will be subject to allocation procedures designed to ensure that the aggregate number of shares of Corporation Common Stock to be issued and the aggregate amount of cash to be paid shall not exceed 492,790 shares and $10,964,577.50 in cash. Consummation of the Merger is subject to certain customary terms and conditions, including, but not limited to, receipt of various regulatory approvals and approval by Fulton’s shareholders and is expected to close during the third quarter of 2006.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2005, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

The management of the Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. The Corporation’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management Report on Internal Control Over Financial Reporting

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2005, the company’s internal control over financial reporting is effective based on those criteria.

There were no changes during the fourth quarter of 2005 in the Company’s internal control over financial reporting which materially affected, or which are reasonably likely to affect, the Company’s internal control over financial reporting.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by Beard Miller Company LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Franklin Financial Services Corporation
Chambersburg, Pennsylvania

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Franklin Financial Services Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Franklin Financial Services Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Corporation’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Franklin Financial Services Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Franklin Financial Services Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Franklin Financial Services Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 2, 2006 expressed an unqualified opinion.

Beard Miller Company LLP
Harrisburg, Pennsylvania
March 2, 2006

Item 9B. Other Information

Dennis W. Good, Jr. retired as a Director of Franklin Financial Services Corporation on December 31, 2005 due to reaching the Corporation’s mandatory retirement age.

Part III

Item 10. Directors and Executive Officers of the Registrant

The information related to this item is incorporated by reference to the material set forth under the headings “Information about Nominees and Continuing Directors” on Pages 4 though 9, and “Executive Officers” on Page 10 of the Corporation’s Proxy Statement for the 2006 Annual Meeting of Shareholders.

Item 11. Executive Compensation

The information related to this item is incorporated by reference to the material set forth under the headings “Compensation of Directors” on Page 10 and “Executive Compensation and Related Matters” on Pages 11 through 19 of the Corporation’s Proxy Statement for the 2006 Annual Meeting of Shareholders, except that information appearing under the headings “Compensation Committee Report on Executive Compensation” on Pages 15 through 17 is not incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information related to this item is incorporated by reference to the material set forth under the headings “Voting of Shares and Principal Holders Thereof” on Page 3 and  “Information about Nominees, Continuing Directors and Executive Officers” on Pages 6 through 8 of the Corporation’s Proxy Statement for the 2006 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions

The information related to this item is incorporated by reference to the material set forth under the heading “Transactions with Directors and Executive Officers” on Page 20 of the Corporation’s Proxy Statement for the 2006 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

The information related to this item is incorporated by reference to the material set forth under the headings “ Relationship with Independent Public Accountants” on Page 21 of the Corporation’s Proxy Statement for the 2006 Annual Meeting of Shareholders.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)   The following documents are filed as part of this report:

(1)          The following Consolidated Financial Statements of the Corporation:

Report of Independent Registered Public Accountant

Consolidated Balance Sheets—December 31, 2005 and 2004,

Consolidated Statements of Income—Years ended December 31, 2005, 2004 and 2003,

Consolidated Statements of Changes in Shareholders’ Equity—Years ended December 31, 2005, 2004 and 2003,

Consolidated Statements of Cash Flows—Years ended December 31, 2005, 2004 and 2003,

Notes to Consolidated Financial Statements

(2)          All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and have therefore been omitted.

(3)          The following exhibits are filed as part of this report:

3.1	Articles of Incorporation of the Corporation.
3.2	Bylaws of the Corporation.
Filed as Exhibit 3 (i) to Current Report on Form 8-K, filed December 20, 2004 and incorporated herein by reference.
10.1	Deferred Compensation Agreements with Bank Directors.
10.2	Directors’ Deferred Compensation Plan.
21	Subsidiaries of the Corporation
23.1	Consent of Beard Miller Company LLP
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certification
32.2	Section 1350 Certification

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
Dated: March 9, 2006

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Charles M. Sioberg	Chairman of the Board	March 9, 2006
Charles M. Sioberg	and Director
/s/ William E. Snell, Jr.	President and Chief Executive	March 9, 2006
William E. Snell, Jr.	Officer and Director
/s/ Mark R. Hollar	Treasurer and Chief Financial	March 9, 2006
Mark R. Hollar	Officer (Principal Financial
And Accounting Officer)
/s/ Charles S. Bender II	Director	March 9, 2006
Charles S. Bender II
/s/ G. Warren Elliott	Director	March 9, 2006
G. Warren Elliott
/s/ Donald A. Fry	Director	March 9, 2006
Donald A. Fry
/s/ Allan E. Jennings, JR.	Director	March 9, 2006
Allan E. Jennings, Jr.
/s/ H. Huber McCleary	Director	March 9, 2006
H. Huber McCleary
/s/ Jeryl C. Miller	Director	March 9, 2006
Jeryl C. Miller
/s/ Stephen E. Patterson	Director	March 9, 2006
Stephen E. Patterson
/s/ Kurt E. Suter	Director	March 9, 2006
Kurt E. Suter
/s/ Martha B. Walker	Director	March 9, 2006
Martha B. Walker

Exhibit Index for the Year
Ended December 31, 2005

Item	Description
3.1	Articles of Incorporation of the Corporation.
3.2	Bylaws of the Corporation.
Filed as Exhibit 3 (i) to Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.
10.1	Deferred Compensation Agreements with Bank Directors.
10.2	Director’s Deferred Compensation Plan.
21	Subsidiaries of Corporation
23.1	Consent of Beard Miller Company LLP
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certification
32.2	Section 1350 Certification