Form 10-Q
period 2006-03-31
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2006-05-09
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes ☐  No ☒

There were 3,351,969 outstanding shares of the Registrant’s common stock as of April 28, 2006.

Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	March 31 2006	December 31 2005
	(unaudited)

Assets

Cash and due from banks	$14,366	$19,706
Fed funds sold	12,200	4,000
Interest bearing deposits in other banks	515	1,032
Total cash and cash equivalents	27,081	24,738
Investment securities available for sale	158,743	164,060
Restricted stock	3,002	3,184
Loans held for sale	3,406	1,328
Loans	406,177	397,190
Allowance for loan losses	(5,520)	(5,402)
Net Loans	400,657	391,788
Premises and equipment, net	8,942	8,897
Bank owned life insurance	11,929	11,814
Other assets	15,972	15,548
Total Assets	$629,732	$621,357

Liabilities

Deposits
Demand (non-interest bearing)	$74,466	$77,354
Savings and Interest checking	273,544	254,722
Time	124,338	124,723
Total Deposits	472,348	456,799

Securities sold under agreements to repurchase	53,972	52,069
Short term borrowings	—	4,000
Long term debt	42,708	48,546
Other liabilities	4,333	4,273
Total Liabilities	573,361	565,687

Shareholders’ equity

Common stock $1 par value per share, 15,000 shares authorized with 3,806 shares issued and 3,352 shares outstanding at March 31, 2006 and December 31, 2005	3,806	3,806
Capital stock without par value, 5,000 shares authorized with no shares issued or outstanding	—	—
Additional paid in capital	19,922	19,907
Retained earnings	39,323	38,638
Accumulated other comprehensive income	799	801
Treasury stock, 454 shares at cost at March 31, 2006 and December 31, 2005	(7,479)	(7,482)
Total shareholders’ equity	56,371	55,670

Total Liabilities and Shareholders’ Equity	$629,732	$621,357

The accompanying notes are an integral part of these financial statements

Consolidated Statements of Income

(Amounts in thousands, except per share data)

(unaudited)

	For the Three Months Ended March 31
	2006	2005

Interest Income
Loans	$6,609	$5,047
Interest and dividends on investments:
Taxable interest	1,198	966
Tax exempt interest	464	443
Dividend income	68	68
Federal funds sold	52	42
Deposits and obligations of other banks	8	2
Total interest income	8,399	6,568

Interest Expense
Deposits	2,658	1,546
Securities sold under agreements to repurchase	542	215
Short term borrowings	27	44
Long term debt	607	713
Total interest expense	3,834	2,518
Net interest income	4,565	4,050
Provision for loan losses	180	106
Net interest income after provision for loan losses	4,385	3,944

Noninterest Income
Investment and trust services fees	796	686
Service charges and fees	839	722
Mortgage banking activities	55	168
Increase in cash surrender value of life insurance	115	131
Equity method investments	(76)	(421)
Securities gains, net	95	155
Total noninterest income	1,824	1,441

Noninterest Expense
Salaries and benefits	2,285	2,383
Net occupancy expense	309	295
Furniture and equipment expense	177	189
Advertising	235	152
Legal & professional fees	254	197
Data processing	344	216
Pennsylvania bank shares tax	124	121
Other	739	673
Total noninterest expense	4,467	4,226
Income before Federal income taxes	1,742	1,159
Federal income tax expense (benefit)	253	(230)
Net income	$1,489	$1,389

Per share data
Basic earnings per share	$0.44	$0.41
Diluted earnings per share	$0.44	$0.41
Cash dividends declared	$0.24	$0.23

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

for the three months ended  March 31, 2006 and 2005

(unaudited)

(Dollars in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total

Balance at December 31, 2004	$3,806	$19,864	$35,723	$2,175	$(6,925)	$54,643

Comprehensive income:
Net income	—	—	1,389	—	—	1,389
Unrealized loss on securities, net of reclassification adjustments	—	—	—	(1,057)	—	(1,057)
Unrealized gain on hedging actvities, net of reclassification adjustments			—	157		157
Total Comprehensive income						489

Cash dividends declared, $.23 per share	—	—	(775)	—	—	(775)
Acquisition of 5,000 shares of treasury stock	—	—	—	—	(134)	(134)
Common stock issued under stock option plans	—	1	—	—	3	4
Balance at March 31, 2005	$3,806	$19,865	$36,337	$1,275	$(7,056)	$54,227

Balance at December 31, 2005	$3,806	$19,907	$38,638	$801	$(7,482)	$55,670

Comprehensive income:
Net income	—	—	1,489	—	—	1,489
Unrealized loss on securities, net of reclassification adjustments	—	—	—	(49)	—	(49)
Unrealized gain on hedging actvities, net of reclassification adjustments			—	47		47
Total Comprehensive income						1,487

Cash dividends declared, $.24 per share	—	—	(804)	—	—	(804)
Common stock issued under stock option plans		1			3	4
Stock option compensation	—	14	—	—	—	14
Balance at March 31, 2006	$3,806	$19,922	$39,323	$799	$(7,479)	$56,371

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31
(Amounts in thousands)	2006	2005

Cash flows from operating activities
Net income	$1,489	$1,389
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	269	287
Net amortization of investment securities	25	109
Stock option compensation expense	14	—
Amortization and write down of mortgage servicing rights	72	21
Provision for loan losses	180	106
Securities gains, net	(95)	(155)
Loans originated for sale	(5,601)	(22,280)
Proceeds from sale of loans	3,567	25,683
Gain on sales of loans	(44)	(77)
Increase in cash surrender value of life insurance	(115)	(131)
Increase in interest receivable and other assets	(518)	(198)
Increase in interest payable and other liabilities	154	38
Other, net	(76)	47
Net cash (used in) provided by operating activities	(679)	4,839

Cash flows from investing activities
Proceeds from sales of investment securities available for sale	537	375
Proceeds from maturities of investment securities available for sale	12,351	10,965
Net decrease in restricted stock	182	375
Purchase of investment securities available for sale	(7,573)	(10,944)
Net increase in loans	(9,074)	(5,747)
Investment in joint venture	—	(186)
Capital expenditures	(267)	(53)
Net cash used in investing activities	(3,844)	(5,215)

Cash flows from financing activities
Net increase in demand deposits, NOW accounts and savings accounts	15,986	18,211
Net (decrease) increase in certificates of deposit	(385)	4,357
Net decrease in short term borrowings	(2,097)	(11,233)
Long term debt payments	(5,838)	(312)
Dividends paid	(804)	(775)
Common stock issued under stock option plans	4	4
Purchase of treasury shares	—	(134)
Net cash provided by financing activities	6,866	10,118

Increase in cash and cash equivalents	2,343	9,742
Cash and cash equivalents as of January 1	24,738	10,209

Cash and cash equivalents as of March 31	$27,081	$19,951

The accompanying notes are an integral part of these statements.

FRANKLIN FINANCIAL SERVICES CORPORATION and SUBSIDIARIES
UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Franklin Financial Services Corporation (the Corporation), and its wholly-owned subsidiaries, Farmers and Merchants Trust Company of Chambersburg (the Bank), Franklin Financial Properties Corp., and Franklin Future Fund Inc. Farmers and Merchants Trust Company of Chambersburg is a commercial bank that has one wholly-owned subsidiary, Franklin Realty Services Corporation. Franklin Realty Services Corporation is an inactive real-estate brokerage company. Franklin Financial Properties Corp. holds real estate assets that are leased by the Bank. Franklin Future Fund Inc. is a non-bank investment company. All significant intercompany transactions and account balances have been eliminated.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2006, and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s 2005 Annual Report on Form 10-K. The results of operations for the period ended March 31, 2006 are not necessarily indicative of the operating results for the full year.

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

Earnings per share is computed based on the weighted average number of shares outstanding during each period end. A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

	For the quarter ended March 31
(Amounts in thousands)	2006	2005

Weighted average shares outstanding (basic)	3,352	3,371

Impact of common stock equivalents, primarily stock options	6	10

Weighted average shares outstanding (diluted)	3,358	3,381

Note 2 – Comprehensive Income

The components of other comprehensive income (loss) are as follows:

	Three months ended March 31
(Amounts in thousands)	2006	2005
Investment Securities:
Unrealized holding gains (losses) arising during the period	$21	$(1,447)
Reclassification adjustments for gains included in net income	(95)	(155)

Cash-flow Hedges:
Unrealized holding gains arising during the period	50	145
Reclassification adjustments for losses included in net income	21	93
Other comprehensive loss	(3)	(1,364)
Tax effect	1	464

Other comprehensive loss, net of tax	$(2)	$(900)

Note 3 – Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Bank, generally, holds collateral and/or personal guarantees supporting these commitments. The Bank had $13.5 million standby letters of credit as of March 31, 2006 and $9.7 million as of December 31, 2005. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.

Note 4 – Stock Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123 (R), “Share-Based Payment.”  Statement No. 123(R) revised Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. Statement No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost is measured on the grant-date fair value of the equity or liability instruments issued. Compensation cost is recognized over the period that an employee provides services in exchange for the award.

The Corporation implemented Statement No. 123(R) in the first quarter of 2006. For the quarter, $14 thousand was recognized as compensation expense. This expense is related to options granted in February 2006 under the Corporation’s Incentive Stock Option Plan of 2002. The total value of this award is $50 thousand. The remaining balance of $36 thousand will be accrued ratably over the remaining service period.

Prior to the implementation of FASB Statement No. 123(R), stock options were accounted for under Accounting Principal Bulletin (APB) No. 25. Under APB 25, no compensation expense was recognized related to these options. Had compensation expense for the plans been recognized in accordance with Statement No. 123(R) for the first quarter of 2005, the Corporation’s net income and per share amounts would have been reduced to the following pro-forma amounts.

(Amounts in thousands, except per share)		Three Months Ended March 31, 2005

Net Income:	As reported	$1,389
	Compensation not expensed, net of tax	(27)
	Proforma	$1,362

Basic earnings per share:	As reported	$.41
	Proforma	.40

Diluted earnings per share:	As reported	$.41
	Proforma	.40

Note 5 – Pensions

The components of pension expense for the periods presented are as follows:

	Three months ended March 31
(Amounts in thousands)	2006	2005
Components of net periodic Benefit cost:
Service cost	$91	$107
Interest cost	172	175
Expected return on plan assets	(219)	(218)
Amortization of prior service cost	22	146
Net periodic benefit cost	$66	$210

Note 6 – Recent Accounting Pronouncements

 In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006, which for the Company will be as of the beginning of fiscal 2007. The Company does not believe that the adoption of SFAS 156 will have a significant effect on its financial statements.

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

Note 7 – Reclassification

Certain prior period amounts have been reclassified to conform to the current year presentation. Such reclassifications did not affect reported net income.

Note 8 – Entry into a Material Definitive Agreement

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
Ended March 31, 2006 and 2005

Part I, Item 2

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

Critical Accounting Policies

Management has identified critical accounting policies for the Corporation to include Allowance for Loan Losses, Mortgage Servicing Rights, Financial Derivatives, Temporary Investment Impairment and Stock-based Compensation. The Corporation implemented Financial Accounting Standards Board (FASB) Statement No. 123(R), “Share-Based Payment” in the first quarter of 2006. There were no other changes to the critical accounting policies disclosed in the 2005 Annual Report on Form 10-K in regards to application or related judgements and estimates used. Please refer to Item 7 on pages 14 - 17 of the Corporation’s 2005 Annual Report on Form 10-K for a more detailed disclosure of the critical accounting policies.

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

Results of Operations

Summary

The Corporation reported net income for the quarter ended March 31, 2006 of $1.5 million. This is a 7.2% increase when compared to net income of $1.4 million for the first quarter of 2005. Diluted earnings per share also increased from $.41 in 2005 to $.44 in 2006. Net interest income increased $515 thousand, the provision for loan losses increased $74 thousand, noninterest income increased by $383 thousand and noninterest expense increased $241 thousand quarter versus quarter.

Other key performance ratios as of, or for the three months ended March 31 are listed below:

	2006	2005
Return on average equity (ROE)	10.60%	10.17%
Return on average assets (ROA)	.96%	.98%
Nonperforming assets / total assets	.07%	.14%
Allowance for loan loss as % of loans	1.36%	1.40%
Net charge-offs / average loans	.06%	.06%

A more detailed discussion of the operating results for the three months ended March 31, 2006 follows:

Net Interest Income

Comparison of the three months ending March 31, 2006 to the three months ending March 31, 2005:

Net interest income for the first quarter of 2006 was $4.6 million, an increase of nearly 13% from $4.1 million recorded in the first quarter of 2005. Interest income increased $1.8 million (27%) during the quarter, reaching $8.4 million as compared to $6.6 million in the prior year. An increase in interest from loans of $1.6 million was the greatest contributor to the growth in interest income. However, all categories of earning assets showed an increase in interest income during the quarter. Short-term interest rates continued to increase during 2005 and the first quarter of 2006. The rate increases contributed approximately $1.1 million to the increase in interest income and the growth in earning assets contributed approximately $700 thousand.

Interest expense increased $1.3 million during the quarter from $2.5 million in 2005 to $3.8 million in 2006, an increase of 52%. Interest expense on deposits increased  $1.1 million. Of this total, interest expense on the money management product increased approximately $900. Interest expense on securities purchased under agreements to repurchase (Repos) also increased by $327 thousand. Both of these products showed strong growth as measured by average balances outstanding and both products have interest rates indexed to short-term rates. Consequently, the increased expense of these products was both rate and volume driven. The increased expense of the money management and Repo products was somewhat offset by a decrease in interest expense on short and long-term borrowings due to lower outstanding balances during the first quarter of 2006. Overall, the majority of the increase in interest expense was rate driven during the quarter.

The Federal Reserve continued to increase short-term interest rates during 2005 and the first quarter of 2006. The Federal funds rate increased from 2.75% on March 31, 2005 to 4.75% on March 31, 2006. The prime rate also increased from 5.75% to 7.75%. These rate increases helped increase the yield on earning assets from 5.31% in 2005 to 6.16% in 2006. However, the cost of interest-bearing liabilities also increased from 2.23% to 3.18%. The interest spread decreased from 3.08% to 2.98%, from 2005 to 2006, but the net interest margin increased from 3.32% to 3.41%.

Provision for loan losses

The Corporation charged $180 thousand against earnings for loan losses for the first quarter of 2006 versus $106 thousand for the same period one-year prior. Net charge-offs during the first quarter of 2006 were $62 thousand compared to $54 thousand during the first quarter of 2005. The ratio of nonperforming assets to total assets fell from .14% at March 31, 2005 to .07% at March 31, 2006. For more information concerning nonperforming loans, refer to the Loan Quality discussion.

Noninterest Income

Comparison of the three months ending March 31, 2006 to the three months ending March 31, 2005:

Noninterest income, excluding securities gains, increased $443 thousand to $1.7 million for the first quarter of 2006 versus $1.3 million for the first quarter of 2005. Fee income from Investment and Trust Services increased $110 thousand versus the prior year. This increase came from an increase in fees from traditional trust services and a 62% increase in commissions generated by the Personal Investment Center. The Bank’s Investment and Trust Services department offers a wide range of services ranging from traditional trust serves to personal investment planning and insurance. Loan fees increased $51 thousand, due primarily to an increase in consumer debt protection fees and late fees. The consumer debt protection product was introduced in 2005 and provides debt protection in the event of death, disability or involuntary unemployment. Deposit fees increased $47 thousand driven primarily by increases in retail deposit fees. Commercial deposit fees were down slightly during the quarter as the increases in short-term interest rates continue to increase the earning credits of accounts using account analysis services and consequently reducing the amount of fees paid. Fee income from debit card activity increased $19 thousand as this convenient method of payment continues to increase in popularity. Mortgage banking fees were $55 thousand during the first quarter of 2006, a decrease of  $113 thousand from 2005. This decrease was the result of a $73 thousand reversal of previously recorded impairment charges during the first quarter of 2005 compared to an impairment charge of $12 thousand in 2006, and a reduction in gains on mortgage sales of $33 thousand in 2006. A loss of $76 thousand was recorded on equity method investments for the quarter, versus a loss of $421 thousand in the first quarter of 2005. The first quarter loss of $76 thousand was the result of the Corporation’s 21.6% investment in American Home Bank that is accounted for on the equity method of accounting. The 2005 loss was due primarily to a $302 thousand write-down on the Bank’s investment in a joint-venture mortgage banking company. This company discontinued operation in the first quarter of 2005 and no additional losses are expected in 2006. American Home Bank is expected to be profitable in 2006 and therefore, add to noninterest income in 2006.

Securities gains were $95 thousand in 2006 versus $155 thousand in 2005.

Noninterest Expense

Comparison of the three months ending March 31, 2006 to the three months ending March 31, 2005:

Noninterest expense for the quarter was $4.5 million. This compares to $4.2 million in the first quarter of 2005 and represents an increase of $241 thousand, or 5.7%. Salaries and benefits expense decreased year over year by $98 thousand, from $2.4 million in 2005 to $2.3 million in 2006. The salary expense account increased slightly by $35 thousand. However, most benefit categories remained fairly level from 2005 and several recorded a decrease from 2005. Health insurance and pension costs decreased $133 thousand during the first quarter. Included in the health insurance and pension costs for 2005 was a one-time charge totaling $130 thousand for a severance agreement that was not present in 2006. During the first quarter of 2006, the Corporation began expensing the value of stock based compensation. This expense was $14 thousand for the first quarter of 2006. Advertising expense for the quarter was $235 thousand versus $152 thousand in 2005. This increase is due primarily to the timing of media placement as compared to the prior year and increases due to promotion of the Bank’s 100th anniversary in 2006. Legal and professional fees increased $57 thousand year over year with most of the increase resulting from compliance with Sarbanes-Oxley Section 404. Compliance with this regulation continues to burden the Corporation with both external and internal costs. Data processing costs for the quarter were $344 thousand, $128 thousand higher than the same period in 2005. Nearly half of this increase was caused by a $60 thousand credit received in 2005 (but not in 2006) by the Bank from its core system processor as an incentive to renew a contract.

Federal income tax expense was $253 thousand for the first quarter of 2006 as compared to a credit to income tax expense in the first quarter of 2005 of $230 thousand. During the first quarter of 2005, the Corporation reversed income tax expense when it became apparent that an accrual for additional taxes was no longer warranted. All taxable income for the Corporation is taxed at a rate of 34%.

Financial Condition

At March 31, 2006, total assets of the Corporation were $629.7 million. The balance sheet has grown by $8.4 million since December 31, 2005 when total assets were $621.4 million. Total cash and cash equivalents increased by $2.3 million from year-end 2005 to $27.1 million at March 31, 2006. However, the mix changed with cash decreasing by $5.3 million and Federal funds sold increasing $8.2 million. The increase in Federal funds sold occurred near the end of the quarter and was significantly higher than the average balance for the quarter of $4.7 million. The balance of investment securities fell slightly since year-end as maturing cash flows were reinvested in loans. Net loans increased by $8.9 million to $400.7 million at quarter end versus $391.8 million at December 31, 2005. Commercial loans grew by nearly $10 million since year-end; however, this growth was somewhat offset by a reduction in outstanding mortgage loans. Consumer loan balances increased by $1.6 million during the first quarter, primarily from home-equity lending.

Total deposits grew by $15.5 million during the quarter, reaching $472.3 million at March 31, 2006. Demand deposits fell slightly from year-end 2005. The year-end 2005 demand deposit balance reflected a temporary spike and the Bank realized some balance run-off in January 2006. However, demand deposit balances have increased nicely since that time. The money management product continues to show rapid growth, increasing by approximately $20 million during the quarter. This product is indexed to short-term interest rates and has become very popular as short-term market interest rates have increased. Savings account balances have declined slightly during the quarter as some money has moved from the savings product to the money management product. Time deposits have remained flat since year-end 2005. Long-term debt decreased $5.8 million during the quarter, primarily due to a scheduled maturity of a $5.0 million term loan from the Federal Home Loan Bank of Pittsburgh.

Total shareholders’ equity recorded a net increase of  $701 thousand to $56.4 million at March 31, 2006 from $55.7 million at December 31, 2005. Cash dividends declared in the first quarter were $804 thousand. The Corporation repurchased no shares of its common stock during the quarter.

Capital adequacy is currently defined by regulatory agencies through the use of several minimum required ratios. At March 31, 2006, the Corporation was well capitalized as defined by the banking regulatory agencies. The Corporation’s total risk-based, Tier 1 risk-based and Tier 1 leverage ratios at March 31, 2006 were 13.72%, 12.43% and 8.97%, respectively.

Loan Quality

Nonperforming loans decreased during the first quarter from $789 thousand at year-end 2005 to $469 thousand at March 31, 2006. The nonperforming loans to total loans ratio also fell from .20% to .12% over the same period. Included in nonperforming loans at March 31, 2006 were nonaccrual loans totaling $197 thousand and loans past due 90 days or more totaling $272 thousand. The Corporation held no foreclosed real estate on March 31, 2006. Nonperforming assets represented .07% of total assets at March 31, 2006 compared to .13% at December 31, 2005.

The ratio of net charge-offs (annualized) to average loans was .06% for both the first quarter of  2006 and 2005. The allowance for loan losses remained virtually unchanged at $5.5 million at March 31, 2006, as compared to $5.4 million at December 31, 2005. The allowance for loan losses as a percentage of total loans was 1.36% at March 31, 2006, unchanged from the prior year-end. The allowance provided coverage for nonperforming loans at a rate of approximately 12 times at March 31, 2006, nearly double the coverage at December 31, 2005.

Economy:

The Corporation has identified Franklin and Cumberland Counties as its primary market areas. Franklin County’s unemployment rate of 3.1% in March 2006 was the lowest in the state, according to data released by the Pennsylvania Department of Labor and Industry. Cumberland County’s unemployment rate also remained low at 3.5% for March 2006. The Corporation is not overly dependent on any one industry within its market area. The Corporation also continues to watch the actions of the Federal Reserve Open Market Committee as it contemplates whether or not additional short-term rate increases are needed.

Liquidity

The Corporation’s liquidity ratio (net cash, short-term and marketable assets divided by net deposits and short-term liabilities) was 24.3% at March 31, 2006 compared with 25.3% at December 31, 2005. The Corporation has the ability to borrow funds from the Federal Home Loan Bank of Pittsburgh (FHLB), if necessary, to enhance its liquidity position. At March 31, 2006, the funding available to the Corporation from FHLB was $203 million. In addition to the funding available through FHLB, the Corporation also has unpledged and available-for-sale investment securities with a market value at March 31, 2006 of  $16.6 million. These securities could be used for liquidity purposes. Management believes that liquidity is adequate to meet the needs of the Corporation.

Off Balance Sheet Commitments

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation. Unused commitments and standby letters of credit totaled $93.8 million and $86.7 million, respectively, at March 31, 2006 and December 31, 2005.

The Corporation has entered into various contractual obligations to make future payments. These obligations include time deposits, long-term debt and operating leases. At March 31, 2006, the total of these obligations did not change significantly from what was reported at December 31, 2005.

The Corporation has also entered into interest rate swap agreements as part of its interest rate risk management strategy. At March 31, 2006, the notional amount of open swaps was $15 million.

PART I, Item 3

Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the Corporation’s exposure to market risk during the first quarter ended March 31, 2006. For more information on market risk refer to the Corporation’s 2005 Annual Report on Form 10-K.

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

Changes in Internal Controls

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2005, the company’s internal control over financial reporting is effective based on those criteria.

There were no changes during the first quarter of 2006 in the Company’s internal control over financial reporting which materially affected, or which are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II – Other Information

Item 1.  Legal Proceedings

None

Item 1A. Risk Factors

There were no material changes in the Corporation’s risk factors during the first quarter ended March 31, 2006. For more information, refer to the Corporation’s 2005 Annual Report on Form 10-K.

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

Franklin Financial Services Corporation

May 9, 2006	/s/ William E. Snell, Jr.
William E. Snell Jr.
President and Chief Executive Officer

May 9, 2006	/s/ Mark R. Hollar
Mark R. Hollar
Treasurer and Chief Financial Officer