Form 10-Q
period 2006-06-30
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2006-08-08
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

There were 3,353,525 outstanding shares of the Registrant’s common stock as of June 30, 2006.

INDEX

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Balance Sheets
as of June 30, 2006 and
December 31, 2005

Consolidated Statements of
Income for the Three and Six Months ended
June 30, 2006 and 2005

Consolidated Statements of
Changes in Shareholders’ Equity for the
Six Months ended June 30, 2006 and 2005

Consolidated Statements of Cash
Flows for the Six Months Ended June 30,
2006 and 2005

Notes to Consolidated Financial
Statements

Item 2 - Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Item 4 – Controls and Procedures

PART II - OTHER INFORMATION

SIGNATURE PAGE

EXHIBITS

Part I FINANCIAL INFORMATION

Item 1 Financial Statements

Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	June 30	December 31
	2006	2005
	(unaudited)

Assets

Cash and due from banks	$15,763	$19,706
Fed funds sold	5,200	4,000
Interest bearing deposits in other banks	110	1,032
Total cash and cash equivalents	21,073	24,738
Investment securities available for sale	169,257	164,060
Restricted stock	2,869	3,184
Loans held for sale	4,102	1,328
Loans	432,785	397,190
Allowance for loan losses	(5,568)	(5,402)
Net Loans	427,217	391,788
Premises and equipment, net	9,478	8,897
Bank owned life insurance	12,044	11,814
Other assets	16,246	15,548
Total Assets	$662,286	$621,357

Liabilities

Deposits
Demand (non-interest bearing)	$77,709	$77,354
Savings and Interest checking	287,950	254,722
Time	123,984	124,723
Total Deposits	489,643	456,799

Securities sold under agreements to repurchase	71,016	52,069
Short term borrowings	600	4,000
Long term debt	39,898	48,546
Other liabilities	4,136	4,273
Total Liabilities	605,293	565,687

Shareholders’ equity

Common stock $1 par value per share, 15,000 shares authorized with 3,806 shares issued and 3,353 shares and 3,352 shares outstanding at June 30, 2006 and December 31, 2005, respectively	3,806	3,806
Capital stock without par value, 5,000 shares authorized with no shares issued or outstanding	—	—
Additional paid in capital	20,016	19,907
Retained earnings	40,362	38,638
Accumulated other comprehensive income	316	801
Treasury stock, 453 shares and 454 shares at cost at June 30, 2006 and December 31, 2005, respectively	(7,507)	(7,482)
Total shareholders’ equity	56,993	55,670

Total Liabilities and Shareholders’ Equity	$662,286	$621,357

The accompanying notes are an integral part of these financial statements

Consolidated Statements of Income

(Amounts in thousands, except per share data)

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30		June 30
	2006	2005	2006	2005

Interest Income
Loans	$7,138	$5,616	$13,747	$10,663
Interest and dividends on investments:
Taxable interest	1,287	1,032	2,484	1,998
Tax exempt interest	513	442	978	885
Dividend income	77	65	145	133
Federal funds sold	143	52	195	94
Deposits and obligations of other banks	12	5	20	7
Total interest income	9,170	7,212	17,569	13,780

Interest Expense
Deposits	3,059	1,739	5,717	3,285
Securities sold under agreements to repurchase	777	322	1,319	537
Short term borrowings	1	9	27	53
Long term debt	540	710	1,148	1,423
Total interest expense	4,377	2,780	8,211	5,298
Net interest income	4,793	4,432	9,358	8,482
Provision for loan losses	60	80	240	186
Net interest income after provision for loan losses	4,733	4,352	9,118	8,296

Noninterest Income
Investment and trust services fees	818	726	1,615	1,412
Service charges and fees	954	802	1,793	1,531
Mortgage banking activities	163	12	218	180
Increase in cash surrender value of life insurance	115	114	230	237
Equity method investments	62	(88)	(14)	(508)
Securities gains, net	—	64	95	219
Total noninterest income	2,112	1,630	3,937	3,071

Noninterest Expense
Salaries and benefits	2,169	2,075	4,454	4,459
Net occupancy expense	297	292	605	587
Furniture and equipment expense	167	179	344	368
Advertising	308	303	543	455
Legal & professional fees	225	235	479	432
Data processing	264	276	609	492
Pennsylvania bank shares tax	124	120	247	241
Other	745	732	1,485	1,403
Total noninterest expense	4,299	4,212	8,766	8,437
Income before Federal income taxes	2,546	1,770	4,289	2,930
Federal income tax expense	668	317	922	87
Net income	$1,878	$1,453	$3,367	$2,843

Per share data
Basic earnings per share	$0.56	$0.43	$1.00	$0.84
Diluted earnings per share	$0.56	$0.43	$1.00	$0.84
Cash dividends declared	$0.25	$0.24	$0.49	$0.47

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

for the six months ended June 30, 2006 and 2005

(unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
(Dollars in thousands, except per share data)	Stock	Capital	Earnings	Income	Stock	Total

Balance at December 31, 2004	$3,806	$19,864	$35,723	$2,175	$(6,925)	$54,643

Comprehensive income:
Net income	—	—	2,843	—	—	2,843
Unrealized loss on securities, net of reclassification adjustments	—	—	—	(673)	—	(673)
Unrealized loss on hedging actvities, net of reclassification adjustments	—	—	—	(32)	—	(32)
Total Comprehensive income						2,138

Cash dividends declared, $.47 per share	—	—	(1,584)	—	—	(1,584)
Acquisition of 5,000 shares of treasury stock	—	—	—	—	(134)	(134)
Common stock issued under stock option plans	—	23	—	—	69	92
Balance at June 30, 2005	$3,806	$19,887	$36,982	$1,470	$(6,990)	$55,155

Balance at December 31, 2005	$3,806	$19,907	$38,638	$801	$(7,482)	$55,670

Comprehensive income:
Net income	—	—	3,367	—	—	3,367
Unrealized loss on securities, net of reclassification adjustments	—	—	—	(559)	—	(559)
Unrealized gain on hedging actvities, net of reclassification adjustments	—	—	—	74	—	74
Total Comprehensive income						2,882

Cash dividends declared, $.49 per share	—	—	(1,643)	—	—	(1,643)
Acquisition of 6,592 shares of treasury stock	—	—	—	—	(166)	(166)
Common stock issued under stock option plans	—	70	—	—	141	211
Stock option compensation	—	39	—	—	—	39
Balance at June 30, 2006	$3,806	$20,016	$40,362	$316	$(7,507)	$56,993

Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended June 30
(Amounts in thousands)	2006	2005
Cash flows from operating activities
Net income	$3,367	$2,843
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	537	574
Net amortization of investment securities	3	214
Stock option compensation expense	39	—
Amortization and write down of mortgage servicing rights	50	130
Provision for loan losses	240	186
Securities gains, net	(95)	(219)
Loans originated for sale	(13,053)	(28,642)
Proceeds from sale of loans	10,383	34,638
Gain on sales of loans	(104)	(167)
Loss on sale or disposal of premises and equipment	5	57
Increase in cash surrender value of life insurance	(230)	(237)
Increase in interest receivable and other assets	(670)	(61)
Increase (decrease) in interest payable and other liabilities	198	(68)
Other, net	27	50
Net cash provided by operating activities	697	9,298

Cash flows from investing activities
Proceeds from sales of investment securities available for sale	537	643
Proceeds from maturities of investment securities available for sale	20,131	22,080
Net decrease in restricted stock	315	528
Purchase of investment securities available for sale	(26,620)	(25,145)
Net increase in loans	(35,840)	(29,380)
Investment in joint venture	—	(186)
Proceeds from sale of premises and equipment	—	103
Capital expenditures	(1,030)	(113)
Net cash used in investing activities	(42,507)	(31,470)

Cash flows from financing activities
Net increase in demand deposits, NOW accounts and savings accounts	33,583	19,328
Net (decrease) increase in certificates of deposit	(739)	1,404
Net increase in short term borrowings	15,547	3,654
Long term debt advances	—	5,000
Long term debt payments	(8,648)	(3,253)
Dividends paid	(1,643)	(1,584)
Common stock issued under stock option plans	211	92
Purchase of treasury shares	(166)	(134)
Net cash provided by financing activities	38,145	24,507

(Decrease) increase in cash and cash equivalents	(3,665)	2,335
Cash and cash equivalents as of January 1	24,738	10,209

Cash and cash equivalents as of June 30	$21,073	$12,544

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2006, and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s 2005 Annual Report on Form 10-K. The results of operations for the period ended June 30, 2006 are not necessarily indicative of the operating results for the full year.

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

Earnings per share is computed based on the weighted average number of shares outstanding during each period end. A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

	For the three months ended		For the six months ended
	June 30		June 30
(Amounts in thousands)	2006	2005	2006	2005
Weighted average shares outstanding (basic)	3,350	3,367	3,351	3,369
Impact of common stock equivalents	6	7	7	9
Weighted average shares outstanding (diluted)	3,356	3,374	3,358	3,378

Note 2 – Comprehensive Income

The components of other comprehensive income (loss) are as follows:

	Three months ended		Six months ended
	June 30		June 30
(Amounts in thousands)	2006	2005	2006	2005
Investment Securities:
Unrealized holding (losses) gains arising during the period	$(773)	$361	$(751)	$(1,083)
Reclassification adjustments for gains included in net income	—	(64)	(95)	(219)

Cash-flow Hedges:
Unrealized holding gains (losses) arising during the period	33	(83)	84	63
Reclassification adjustments for losses included in net income	8	81	29	171
Other comprehensive (loss) income	(732)	295	(733)	(1,068)
Tax Effect	249	(100)	248	363
Other comprehensive (loss) income, net of tax	$(483)	$195	$(485)	$(705)

Note 3 – Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Bank, generally, holds collateral and/or personal guarantees supporting these commitments. The Bank had $14.8 million standby letters of credit as of June 30, 2006 and $9.7 million as of December 31, 2005. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.

Note 4 – Stock Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123(R), “Share-Based Payment.”  Statement No. 123(R) revised Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. Statement No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost is measured on the grant-date fair value of the equity or liability instruments issued. Compensation cost is recognized over the period that an employee provides services in exchange for the award.

The Corporation implemented Statement No. 123(R) in the first quarter of 2006. For the second quarter of 2006, $25 thousand was recognized as compensation expense and $39 thousand has been recognized as compensation expense year-to-date. This expense is related to options granted in February 2006 under the Corporation’s Incentive Stock Option Plan of 2002. The total value of this award is $50 thousand. The remaining balance of $11 thousand will be accrued ratably over the remaining service period.

Prior to the implementation of FASB Statement No. 123(R), stock options were accounted for under Accounting Principal Bulletin (APB) No. 25. Under APB 25, no compensation expense was recognized related to these options. Had compensation expense for the plans been recognized in accordance with Statement No. 123(R) in 2005, the Corporation’s net income and per share amounts would have been reduced to the following pro-forma amounts.

		Three Months Ended	Six Months Ended
(Amounts in thousands, except per share)		June 30, 2005	June 30, 2005
Net Income:	As reported	$1,453	$2,843
	Compensation not expensed	(40)	(67)
	Proforma	$1,413	$2,776

Basic earnings per share:	As reported	$0.43	$0.84
	Proforma	0.42	0.82

Diluted earnings per share:	As reported	$0.43	$0.84
	Proforma	0.42	0.82

Note 5 – Pensions

The components of pension expense for the periods presented are as follows:

	Three months ended		Six months ended
	June 30		June 30
(Amounts in thousands)	2006	2005	2006	2005
Components of net periodic benefit cost:
Service cost	$91	$107	$183	$214
Interest cost	172	175	345	350
Expected return on plan assets	(219)	(218)	(440)	(436)
Amortization of prior service cost	22	24	44	170
Net periodic benefit cost	$66	$88	$132	$298

Note 6 – Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

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

Note 7 – Reclassification

Certain prior period amounts may have been reclassified to conform to the current year presentation. Such reclassifications did not affect reported net income.

Note 8 – Acquisition

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

On July 1, 2006, Franklin Financial Services Corporation(OTCBB: FRAF) (“Franklin Financial”) completed its acquisition of Fulton Bancshares Corporation (“Fulton Bancshares”) pursuant to the previously announced Agreement and Plan of Merger, dated as of January 23, 2006, between Franklin Financial and Fulton Bancshares (the “Merger Agreement”).

The total estimated purchase price of the transaction is valued at approximately $23.9 million.

PART I, Item 2

Management’s Discussion and Analysis of Results of Operations and Financial Condition

For the Three and Six Month Periods Ended June 30, 2006 and 2005

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

Acquisition

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

On July 1, 2006, Franklin Financial Services Corporation(OTCBB: FRAF) (“Franklin Financial”) completed its acquisition of Fulton Bancshares Corporation (“Fulton Bancshares”) pursuant to the previously announced Agreement and Plan of Merger, dated as of January 23, 2006, between Franklin Financial and Fulton Bancshares (the “Merger Agreement”).

In accordance with the terms of the Merger Agreement, the shareholders of Fulton Bancshares are entitled to receive, for each share of Fulton Bancshares common stock they own, (a) $48.00 cash; or (b)

1.864 shares of Franklin Common Stock. As a result of the transaction, Franklin Financial will issue approximately 492,790 shares of its common stock to former shareholders of Fulton Bancshares.

The total estimated purchase price of the transaction is valued at approximately $23.9 million.

In connection with the transaction, The Fulton County National Bank and Trust Company, a subsidiary of Fulton Bancshares, has merged with and into Farmers and Merchants Trust Company of Chambersburg (“F&M Trust”), a subsidiary of Franklin Financial.

Also in accordance with the Merger Agreement, Martin R. Brown and Stanley J. Kerlin, Esquire, formerly directors of Fulton Bancshares, have been appointed to serve as Directors for Franklin Financial and F&M Trust. Mr. Brown will serve as a Class B director of Franklin Financial with a term of office through Franklin Financial’s 2007 annual meeting of shareholders and Mr. Kerlin will serve as a Class A director of Franklin Financial with a term of office through Franklin Financial’s 2008 annual meeting of shareholders. Except for the Merger Agreement, there was no arrangement or understanding between Messrs. Brown and Kerlin and any other person pursuant to which they were selected as a director.

Results of Operations

Summary

The Corporation reported net income for the second quarter of $1.9 million and $3.4 million for the six months ended June 30, 2006. For the quarter, net income increased 29.2% versus net income of $1.5 million during the second quarter of 2005. Year-to-date net income increased 18.4% from $2.8 million in 2005. Diluted earnings per share also increased from $.43 for the second quarter of 2005 to $.56 in 2006. Year-to-date diluted earnings per share were $1.00 in 2006 compared to $.84 in 2005.

Total assets increased $41 million from year-end 2005 with most of the growth occurring in the commercial loan portfolio. At June 30, 2006, total assets were $662.3 million. The increase in assets was funded primarily by deposit growth during the period.

Other key performance ratios as of, or for the six months ended June 30 are listed below:

	2006	2005
Return on average equity (ROE)	11.86%	10.33%
Return on average assets (ROA)	1.06%	.98%

A more detailed discussion of the operating results for the three and six months ended June 30, 2006 follows:

Net Interest Income

Comparison of the three months ended June 30, 2006 to the three months ended June 30, 2005:

Net interest income increased $361 thousand (8.1%) during the period to $4.8 million compared to $4.4 million in the prior year period. Interest income increased by $2.0 million, of which approximately $1.5 million came from interest on loans. Of the total increase, approximately $1.0 million was the result of changes in interest rates and approximately $1.0 million was due to growth in interest earning assets, primarily commercial loans. On average, commercial loans were $40 million higher during the second quarter of 2006 as compared to the same period in 2005.

Interest expense increased $1.6 million quarter-over-quarter with the majority of the increase coming from increased interest expense on deposits. The increase in interest expense was primarily the result of rising interest rates on the Money Management product and Securities Purchased Under Agreements to Repurchase (Repos). While both of these accounts showed nice growth as measured by average outstanding balances, the interest rate on these products is indexed to short-term rates and as the Federal Reserve continued to raise short-term rates, the cost of these accounts increased.

Comparison of the six months ended June 30, 2006 to the six months ended June 30, 2005:

For the first six months of 2006, net interest income was $9.4 million. This is an increase of $876 thousand (10.3%) as compared to net interest income of $8.5 million reported in 2005. Interest income increased by $3.8 million with over $3.0 million of this increase attributable to an increase in loan interest. The total increase was nearly equally attributable to volume and rate factors. Average loans outstanding increased $50.2 million on a year-to-date basis as compared to 2005. Commercial loans contributed most of the loan growth during 2006 and also benefited by the continued increase in short-term interest rates.

Interest expense was $8.2 million for the first six months of 2006. This is $2.9 million greater than interest expense of $5.3 million in 2005. Interest expense on deposits contributed the largest dollar increase from 2005, most of which is the result of a $53 million increase in average outstanding balances on the Money Management product. Interest expense on Repos also increased due to higher interest rates and to a lesser extent, an increase in average outstanding balances. The interest expense on long-term debt decreased year-over-year due to the prepayment of Federal Home Loan Bank debt in December 2005 and again in April 2006.

The Federal Reserve continued to increase short-term interest rates during 2005 and the first half of 2006. The Federal funds rate increased from 3.25% on June 30, 2005 to 5.25% on June 30, 2006. The prime rate also increased from 6.25% to 8.25%. The rate increases helped increase the yield on earning assets from 5.44% in 2005 to 6.28% in 2006. However, the cost of interest-bearing liabilities also increased from 2.38% to 3.31%. The interest spread decreased from 3.06% to 2.97%, from 2005 to 2006, and the net interest margin fell from 3.44% to 3.41%.

Provision for Loan Losses

The Corporation charged $60 thousand against earnings for loan losses during the second quarter of 2006 versus $80 thousand for the same period in 2005. For the first six months of 2006, the provision for loan losses was $240 thousand compared to $186 thousand for the same period in 2005.

For more information concerning loan quality and the allowance for loan losses, refer to the Asset Quality discussion.

Noninterest Income

Comparison of the three months ended June 30, 2006 to the three months ended June 30, 2005:

Noninterest income for the second quarter was $2.1 million. This is $546 thousand more than reported in the second quarter of 2005, when noninterest income was $1.6 million, excluding securities gains. There were no securities gains recorded in the second quarter of 2006 and $64 thousand recorded in the second quarter of 2005.

All categories of noninterest income, except securities gains, showed an increase for the quarter when compared to 2005. Investment and Trust Service fees increased as trust assets under management have increased $59 million from a year ago and commissions earned by the Bank’s Personal Investment Centers increased 44%. Other fee income increased $152 thousand during the quarter. Contributing to this increase was an increase in loan fees of $112 thousand. Much of the increase in loan fees is attributable to commercial loan fees and debt protection fees. Due to strong growth in commercial lending activity, the Bank has recognized more commercial loan fees. The consumer debt protection product was introduced in 2005 and provides debt protection in the event of death, disability or involuntary unemployment. Fee income from debit card activity increased $20 thousand quarter-over-quarter. Fees and service charges on deposit accounts were relatively flat at $480 thousand when compared to the second quarter of 2005. Mortgage banking fees increased $151 thousand during the quarter due to a $178 thousand shift from an impairment charge of $95 thousand in the second quarter of 2005 to income of $83 thousand in the second quarter of 2006 from the partial reversal of previously recorded impairment charges. Income from investments accounted for on the equity method of accounting swung from a loss of $88 thousand in 2005 to income of $62 thousand. The Bank’s remaining equity method investment in American Home Bank is expected to be profitable in 2006 and therefore, add to noninterest income in 2006 as experienced in the second quarter of 2006.

Comparison of the six months ended June 30, 2006 to the six months ended June 30, 2005:

Year-to-date, noninterest income, excluding securities gains, increased $990 thousand to $3.8 million from $2.9 million in 2005. Fee income from Investment and Trust Services increased $203 thousand versus the prior year. This increase came from an increase in trust assets under management and commissions from the sale of investment products by the Bank’s Personal Investment Centers. Service charges and fee income increased 14.4% over the prior year. The same factors that contributed to the increase in other fee income for the second quarter are primarily responsible for the increase in other fee income on a year-to-date basis. However, while total deposit fees were flat quarter-over-quarter, total deposit fees were up $53 thousand year-over-year due primarily to increases in retail deposit fees. Mortgage banking fees are up $39 thousand from 2005. During 2006, the Bank reversed previously recorded impairment charges of $71 thousand as compared to an impairment charge of $22 thousand in 2005. However, this positive swing of $93 thousand was somewhat offset by a decrease in gains from the sale of mortgages. Income from equity method investments showed the biggest improvement moving from a loss of $508 thousand in 2005 to a loss of only $14 thousand in 2006. The 2005 loss was due primarily to losses on the Bank’s investment in a joint-venture mortgage banking company. This company discontinued operation in the first quarter of 2005. The Bank’s remaining equity method investment in American Home Bank is expected to be profitable in 2006 and therefore, add to noninterest income in 2006 as experienced in the second quarter of 2006.

Securities gains were $95 thousand in 2006 versus $219 thousand in 2005.

Noninterest Expense

Comparison of the three months ended June 30, 2006 to the three months ended June 30, 2005:

For the second quarter of 2006, noninterest expense was $4.3 million. This is $87 thousand more than the second quarter of 2005 total of $4.2 million. Salaries and benefits increased $94 thousand quarter-over-quarter. Increases in salary expense and health insurance premiums contributed to the increase from 2005. Also during the second quarter of 2006, stock option compensation expense of $25 thousand was recorded and no expense was recorded in 2005. All other noninterest expense categories were generally flat quarter-over quarter.

Comparison of the six months ended June 30, 2006 to the six months ended June 30, 2005:

Noninterest expense for the first six months of 2006 was $8.8 million as compared to $8.4 million for the same period in 2005. Total salaries and benefits declined slightly year-over-year. During the period, salary expense increased $116 thousand and the Corporation expensed $39 thousand in stock option compensation. However, these increases were offset by a decline in health and pension costs, and incentive compensation expense. Included in the health insurance and pension costs for 2005 was a one-time charge totaling $130 thousand for a severance agreement that was not present in 2006. Advertising costs increased due primarily to the timing of media placement as compared to the prior year and increases due to promotion of the Bank’s 100th anniversary in 2006. Data processing expense increased $117 thousand from 2005. Nearly half of this increase was caused by a $60 thousand credit received in 2005 (but not in 2006) by the Bank from its core system processor as an incentive to renew a contract. Included in noninterest expense is a prepayment penalty of $17 thousand for the prepayment of debt with the Federal Home Loan Bank of Pittsburgh during the second quarter of 2006.

Federal income tax expense was $668 thousand for the second quarter of 2006 and $922 thousand year-to-date 2006. This expense resulted in an effective tax rate for the second quarter of 2006 of 26.2% and 21.5% on a year-to-date basis. Federal income tax expense for the first six months of 2006 was $835 thousand more than the expense of $87 thousand recorded for the same period in 2005. For both the second quarter and six months of 2006, pre-tax income was more than 40% higher than in the same periods of 2005. During the first quarter of 2005, the Corporation reversed income tax expense when it became apparent that an accrual for additional taxes was no longer warranted. The reversal was primarily responsible for the lower than normal tax expense in 2005. All taxable income for the Corporation is taxed at a rate of 34%.

Financial Condition

Total assets reached $662.3 million as of June 30, 2006 as compared to $621.4 million at December 31, 2005. Total cash and cash equivalents decreased slightly while investment securities increase slightly during the period. Net loans increased $35.4 million (9%) to $427.2 million at June 30, 2006 from $391.8 million at the prior year-end. Commercial loan growth continues to be strong and these loans have increased nearly $34 million, or 14.9% during the period. Consumer lending activity has also been good during the period with most categories of consumer loans registering an increase from December 31, 2005. Most of the growth in consumer lending has occurred in the home equity loan portfolio and is the result of competitive pricing and periodic home equity loan specials offered by the Bank. Mortgage loans outstanding continue to decline as the Bank retains fewer of its originated mortgages and outstanding balances continue to pay down.

As of June 30, 2006, total deposits were $489.6 million. This balance represents an increase of $32.8 million from $456.8 million at December 31, 2005. After falling slightly during the first quarter as compared to the prior year-end balance, demand deposits have rebounded during the second quarter and are virtually unchanged at $77.7 million from December 31, 2005. During the year, the Bank has continued to have rapid growth in its Money Management product. This product has grown $37.4 million (approximately 30%) to $162.8 million as of June 30, 2006. This growth has been primarily in the form of new accounts opened during the period The product is indexed to short-term interest rates and has become very popular as short-term market interest rates have increased. The Bank is pleased with the growth in the Money Management product, especially the new account relationships, however it continues to monitor the effect of this rapid growth on its balance sheet. Securities sold under agreements to repurchase (Repos) increased nearly $19 million reaching $71 million as of June 30, 2006. After remaining fairly flat for much of the year, the Repo balances increased quickly during the second half of the second quarter of 2006. This spike occurred in the account of one commercial relationship. The Bank is monitoring this account and has had discussion with the account holder with regard to the its plans for the excess funds in the account. With the increase in deposits and Repos, the short-term borrowing position of the Bank has been reduced since year-end. Likewise, long-term debt has decreased by $8.6 million due primarily to a scheduled debt maturity of $5.0 million in the first quarter and the prepayment of $2.1 million during the second quarter of 2006. The prepayment of long-term debt was undertaken to eliminate high interest rate debt.

Total shareholders’ equity recorded a net increase of $1.3 million to $57 million at June 30, 2006 from $55.7 million at December 31, 2005. Cash dividends declared in the second quarter were $838 thousand and $1.6 million year-to-date. The Corporation repurchased 6,592 shares of its common stock for approximately $166 thousand during the year.

Capital adequacy is currently defined by regulatory agencies through the use of several minimum required ratios. At June 30, 2006, the Corporation was well capitalized as defined by the banking regulatory agencies. Regulatory capital ratios for the Corporation and the Bank are shown below:

		Regulatory Ratios
			Well Capitalized
	June 30, 2006	Minimum	Minimum
Total Risk Based Capital Ratio
Franklin Financial Services Corporation	13.31%	8.0%	n/a
Farmers & Merchants Trust Company	11.16%	8.0%	10.0%

Tier 1 Capital Ratio
Franklin Financial Services Corporation	12.04%	4.0%	n/a
Farmers & Merchants Trust Company	9.93%	4.0%	6.0%

Leverage Ratio
Franklin Financial Services Corporation	8.81%	4.0%	n/a
Farmers & Merchants Trust Company	7.21%	4.0%	5.0%

Asset Quality

The Bank saw a slight increase in nonperforming loans from year-end 2005. This increase was due to an increase in the balance of loans past due 90 days or more as of June 30, 2006. Likewise, the nonperforming ratios increased slightly from year-end 2005. The Corporation held no foreclosed real estate on June 30, 2006. The following table presents a summary of nonperforming assets:

	June 30	December 31
(Dollars in thousands)	2006	2005
Nonaccrual loans	$186	$206
Loans past due 90 days or more and not include above	826	583
Total nonperforming loans	1,012	789
Foreclosed real estate	—	—
Total nonperforming assets	$1,012	$789

Nonperforming loans to total loans	0.23%	0.20%
Nonperforming assets to total assets	0.15%	0.13%
Allowance for loan losses to nonperforming loans	550.20%	648.66%

Net charge-offs during the second quarter of 2006 were $12 thousand compared to a net recovery of $238 thousand in the second quarter of 2005. During the second quarter of 2005, the Bank recovered $266 thousand from a previously charged-off commercial credit that contributed to the net recovery position in 2005.

For the first six months of 2006, the provision for loan losses was $240 thousand compared to $186 thousand for the same period in 2005. Net charge-offs increased in 2006 due primarily to the large recovery recorded in 2005, but not again in 2006. Gross charge-offs have remained constant year over year. The annualized ratio of net charge-offs to average loans was .04% for the first six months of 2006 compared to a net recovery ratio of (.03%) in 2005.

The allowance for loan losses was $5.6 million at June 30, 2006, as compared to $5.4 million at December 31, 2005. The allowance for loan losses as a percentage of total loans was 1.29% at June 30, 2006, versus 1.36% at year-end 2005. The decrease in the allowance coverage ratio is due to strong loan growth in 2006. The allowance provided coverage for nonperforming loans at a ratio of approximately 550% at June 30, 2006, slightly less than the coverage ratio at December 31, 2005.

The Corporation monitors the adequacy of the allowance for loan losses on an ongoing basis and reports its adequacy assessment monthly to the Board of Directors. This assessment is used to determine the provision for loan loss. The following table presents an analysis of the allowance for loan losses.

Allowance for Loan Losses

					Twelve
	Three Months Ended		Six Months Ended		Months Ended
	June 30		June 30		December 31
(amounts in thousands)	2006	2005	2006	2005	2005
Balance at beginning of period	$5,520	$4,937	$5,402	$4,886	$4,886
Charge-offs	(65)	(58)	(143)	(141)	(285)
Recoveries	53	296	69	324	375
Net loans (charged-off) recovered	(12)	238	(74)	183	90
Provision for loan losses	60	80	240	186	426
Balance at end of period	$5,568	$5,255	$5,568	$5,255	$5,402

Allowance as a percent of loans			1.29%	1.39%	1.36%

Economy:

The Corporation has identified Franklin and Cumberland Counties as its primary market areas. Franklin County’s unemployment rate was 3.2% in June 2006 and Cumberland County’s rate was 3.5%, according to data released by the Pennsylvania Department of Labor and Industry. These rates compare very favorably to the Pennsylvania state average of 4.8%. Both of these counties are located in what is likely the fastest economically growing region of the state. The Corporation is not overly dependent on any one industry within its market area. The Corporation also continues to watch the actions of the Federal Reserve Open Market Committee as it contemplates whether or not additional short-term rate increases are needed.

Liquidity

The Corporation’s liquidity ratio (net cash, short-term and marketable assets divided by net deposits and short-term liabilities) was 21.8% at June 30, 2006 compared with 25.3% at December 31, 2005. The Corporation has the ability to borrow funds from the Federal Home Loan Bank of Pittsburgh (FHLB), if necessary, to enhance its liquidity position. At June 30, 2006, the funding available to the Corporation from FHLB was $194 million. In addition to the funding available through FHLB, the Corporation also has unpledged and available-for-sale investment securities with a market value at June 30, 2006 of $45.7 million. These securities could be used for liquidity purposes. The Corporation also forecasts its liquidity needs in different interest rate scenarios and believes that its liquidity is adequate to meet the needs of the Corporation.

Off Balance Sheet Commitments

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation. Unused commitments and standby letters of credit totaled $122.5 million and $86.7 million, respectively, at June 30, 2006 and December 31, 2005.

The Corporation has entered into various contractual obligations to make future payments. These obligations include time deposits, long-term debt and operating leases. At June 30, 2006, the total of these obligations did not change significantly from what was reported at December 31, 2005.

The Corporation has also entered into interest rate swap agreements as part of its interest rate risk management strategy. During the second quarter of 2006, one swap contract with a notional amount of $5 million expired. At June 30, 2006, there was one open swap contract with a notional amount of $10 million.

PART I, Item 3

Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the Corporation’s exposure to market risk during the second quarter ended June 30, 2006. For more information on market risk refer to the Corporation’s 2005 Annual Report on Form 10-K.

PART I, Item 4

Controls and Procedures

Evaluation of Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2006, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Changes in Internal Controls

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2005, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2005, the company’s internal control over financial reporting is effective based on those criteria.

There were no changes during the second quarter of 2006 in the Corporation’s internal control over financial reporting which materially affected, or which are reasonably likely to affect, the Corporation’s internal control over financial reporting.

PART II – Other Information

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

There were no material changes in the Corporation’s risk factors during the quarter ended June 30, 2006. For more information, refer to the Corporation’s 2005 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Corporation announced a stock repurchase plan on August 25, 2005 to repurchase up to 50,000 shares of the Corporation’s common stock over a 12 month time period. The following chart reports stock repurchases made under this plan:

			Total Number of	Number of Shares
		Average	Shares Purchased	that May Yet Be
	Number of	Price Paid	as Part of Publicly	Purchased Under
Period	Shares Purchased	per Share	Announced Program	Program
April 2006	—	$0.00	—	32,278
May 2006	6,592	$25.25	6,592	25,686
June 2006	—	$0.00	—	25,686
Total	6,592	$25.25	6,592

Item 3. Defaults by the Company on its Senior Securities

None

Item 4. Results of Votes of Security Holders

The 2006 Annual Meeting of Shareholders (the “Meeting”) of the Corporation was held on April 25, 2006. The Meeting was held for the following purpose:

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

There was no solicitation in opposition to the nominees of the Board of Directors for election to the Board. All nominees of the Board of Directors were elected. The number of votes cast, as well as the number of votes withheld for each of the nominees for election to the Board of Directors, was as follows:

Nominee	Votes For	Votes Withheld
Donald A. Frey	2,215,837	81,425
H. Huber McCleary	2,236,643	60,619
Charles M. Sioberg	2,215,599	81,663
Kurt E.Suter	2,213,595	84,342

The following Directors continued their term of office after the meeting:

Charles S. Bender II, G. Warren Elliott, Allan E. Jennings, Jeryl C. Miller,

Stephen E. Patterson, William E. Snell, Jr., and Martha B. Walker

Item 5. Other Information

Entry into a Material Definitive Agreement.

On June 22, 2006, the board of directors of Farmers and Merchants Trust Company of Chambersburg (“F&M Trust”), a wholly-owned subsidiary of Franklin Financial Services Corporation(OTCBB: FRAF) (“Franklin Financial”), approved changes to F&M Trust’s Directors Deferred Compensation Plan (the “Plan”) prompted by new nonqualified deferred compensation rules under Internal Revenue Code Section 409A and to permit participation in the Plan by members of a newly created Fulton County Advisory Board of F&M Trust. These changes are summarized as follows:

A.            Section 409A. The new Section 409A rules are effective for amounts deferred or that become vested on and after January 1, 2005 and fall into three general categories: deferral election restrictions, distribution event restrictions and distribution acceleration provisions. In making the required changes, F&M Trust elected to grandfather pre-2005 deferred amounts under pre-2005 plan rules.

Payment of Benefits. A participant’s Plan benefits become payable within sixty (60) days after the termination of the participant’s service as a director for any reason. The portion of a participant’s Plan benefits attributable to pre-2005 deferrals will be payable in a lump sum unless the Personnel Committee of Franklin Financial (the “Committee”), in its sole discretion, determines to pay that portion over an optional payment period of up to five (5) years. The portion of a participant’s Plan benefits attributable to post-2004 deferrals will be payable in a lump sum or over an optional payment period of five (5) years, as elected by the participant at or in advance of the time of the election by the participant to defer post-2004 fees.

Hardship Distributions. At the request of a participant, the Committee, in its sole discretion, may pay all or any part of a participant’s Plan benefits attributable to pre-2005 deferrals prior to the termination of the participant’s service as a director. At the request of a participant, the Committee, upon determining that the participant has experienced an unforeseeable emergency (as defined in the Plan) may pay all or any part of the participant’s Plan benefits attributable to post-2004 deferrals, but no more than is necessary to alleviate the unforeseeable emergency.

Key Employees. In the case of a participant who is a key employee (as defined in Internal Revenue Code Section 416(i)) of F&M Trust or of Franklin Financial as of the last day of the calendar year preceding the date Plan benefits become payable for any reason other than the death of the participant, distribution of that portion of the benefits attributable to post-2004 deferrals are to be made or commenced six (6) months after the date the benefit otherwise would have been paid pursuant to the terms of the Plan.

B.            Participation by Advisory Board Members. In connection with Franklin Financial’s acquisition by merger of Fulton Bancshares Corporation and the concurrent merger of Fulton County National Bank and Trust Company (a subsidiary of Fulton Bancshares Corporation) into F&M Trust, effective July 1, 2006, Franklin Financial agreed: to cause F&M Trust to create a Fulton County Advisory Board (the “Advisory Board”); to appoint to the Advisory Board each member of the Fulton Bancshares

Corporation board of directors who was not designated pursuant to the terms of the merger agreement to become a member of the boards of directors of Franklin Financial and F&M Trust; and, to cause F&M Trust to amend the Plan to allow members of the Advisory Board to participate in the Plan and defer meeting fees received.

Item 6.    Exhibits

Exhibits

10.1 Material Contracts

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

Franklin Financial Services Corporation

August 8, 2006	/s/ William E. Snell, Jr.
William E. Snell Jr.
President and Chief Executive Officer

August 8, 2006	/s/ Mark R. Hollar
Mark R. Hollar
Treasurer and Chief Financial Officer