Form 10-Q
period 2006-09-30
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2006-11-08
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30,2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission file number 0-12126

FRANKLIN FINANCIAL SERVICES CORPORATION
(Exact name of registrant as specified in its charter)

PENNSYLVANIA	25-1440803
(State or other jurisdiction of	I.R.S. Employer
incorporation or organization)	Identification No.)

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

There were 3,836,060 outstanding shares of the Registrant’s common stock as of September 30, 2006.

INDEX

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005

Consolidated Statements of Income for the Three and Nine Months ended September 30, 2006 and 2005

Consolidated Statements of Changes in Shareholders’ Equity for the Nine Months ended September 30, 2006 and 2005

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2006 and 2005

Notes to Consolidated Financial Statements

Item 2 - Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Item 4 – Controls and Procedures

PART II - OTHER INFORMATION

SIGNATURE PAGE

EXHIBITS

Part I FINANCIAL INFORMATION

Item 1 Financial Statements

Franklin Financial Services Corporation

Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	September 30	December 31
	2006	2005
	(unaudited)

Assets

Cash and due from banks	$19,091	$19,706
Fed funds sold	6,825	4,000
Interest bearing deposits in other banks and fed funds sold	3,415	1,032
Total cash and cash equivalents	29,331	24,738
Investment securities available for sale	183,652	164,060
Restricted stock	2,693	3,184
Loans held for sale	4,154	1,328
Loans	513,621	397,190
Allowance for loan losses	(6,940)	(5,402)
Net Loans	506,681	391,788
Premises and equipment, net	12,815	8,897
Bank owned life insurance	17,403	11,249
Goodwill	9,113	—
Other intangible assets	3,177	139
Other assets	18,124	15,974
Total Assets	$787,143	$621,357

Liabilities

Deposits
Demand (non-interest bearing)	$90,818	$77,354
Savings and interest checking	330,321	254,722
Time	175,541	124,723
Total Deposits	596,680	456,799

Securities sold under agreements to repurchase	73,152	52,069
Short term borrowings	—	4,000
Long term debt	39,151	48,546
Other liabilities	6,809	4,273
Total Liabilities	715,792	565,687

Shareholders’ equity

Common stock $1 par value per share, 15,000 shares authorized with 4,299 and 3,806 shares issued and 3,836 and 3,352 shares outstanding at September 30, 2006 and December 31, 2005 , respectively.	4,299	3,806
Capital stock without par value, 5,000 shares authorized with no shares issued or outstanding	—	—
Additional paid in capital	32,179	19,907
Retained earnings	41,516	38,638
Accumulated other comprehensive income	1,135	801
Treasury stock, 463 shares and 436 shares at cost at September 30, 2006 and December 31, 2005, respectively	(7,778)	(7,482)
Total shareholders’ equity	71,351	55,670

Total Liabilities and Shareholders’ Equity	$787,143	$621,357

The accompanying notes are an integral part of these financial statements

Franklin Financial Services Corporation

Consolidated Statements of Income (unaudited)

(Amounts in thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005

Interest Income
Loans	$9,165	$6,018	$22,911	$16,681
Interest and dividends on investments:
Taxable interest	1,459	1,115	3,944	3,114
Tax exempt interest	509	445	1,487	1,330
Dividend income	85	56	230	189
Federal funds sold	309	83	504	176
Deposits and obligations of other banks	17	3	37	10
Total interest income	11,544	7,720	29,113	21,500

Interest Expense
Deposits	4,234	2,032	9,950	5,317
Securities sold under agreements to repurchase	968	464	2,288	1,001
Short term borrowings	—	5	27	58
Long term debt	522	736	1,669	2,159
Total interest expense	5,724	3,237	13,934	8,535
Net interest income	5,820	4,483	15,179	12,965
Provision for loan losses	—	120	240	306
Net interest income after provision for loan losses	5,820	4,363	14,939	12,659

Noninterest Income
Investment and trust services fees	753	756	2,367	2,168
Service charges and fees	1,013	828	2,792	2,360
Mortgage banking activities	26	176	244	356
Increase in cash surrender value of life insurance	166	112	397	348
Equity method investments	85	(52)	71	(563)
Other	61	112	75	115
Securities gains	—	5	95	224
Total noninterest income	2,104	1,937	6,041	5,008

Noninterest Expense
Salaries and benefits	2,673	2,179	7,127	6,637
Net occupancy expense	371	295	977	882
Furniture and equipment expense	263	173	608	541
Advertising	272	252	816	706
Legal and professional fees	192	178	671	609
Data processing	355	277	964	770
Pennsylvania bank shares tax	167	120	415	362
Intangible Amortization	136	46	229	139
Other	817	717	2,207	2,028
Total noninterest expense	5,246	4,237	14,014	12,674
Income before Federal income taxes	2,678	2,063	6,966	4,993
Federal income tax expense	577	421	1,498	509
Net income	$2,101	$1,642	$5,468	$4,484

Per share data
Basic earnings per share	$0.55	$0.49	$1.56	$1.33
Diluted earnings per share	$0.55	$0.49	$1.55	$1.33
Cash dividends declared	$0.25	$0.24	$0.74	$0.71

The accompanying notes are an integral part of these financial statements.

Franklin Financial Services Corporation

Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

for the nine months ended September 30, 2006 and 2005

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
(Dollars in thousands, except per share data)	Stock	Capital	Earnings	Income	Stock	Total

Balance at December 31, 2004	$3,806	$19,864	$35,723	$2,175	($6,925)	$54,643

Comprehensive income:
Net income	—	—	4,484	—	—	4,484
Unrealized loss on securities, net of reclassification adjustments	—	—	—	(1,340)	—	(1,340)
Unrealized gain on hedging activities, net of reclassification adjustments			—	259		259
Total Comprehensive income						3,403

Cash dividends declared, $.71 per share	—	—	(2,390)	—	—	(2,390)
Acquisition of 15,000 shares of treasury stock	—	—	—	—	(381)	(381)
Common stock issued under stock option plans	—	43	—	—	139	182
Balance at September 30, 2005	$3,806	$19,907	$37,817	$1,094	$(7,167)	$55,457

Balance at December 31, 2005	$3,806	$19,907	$38,638	$801	($7,482)	$55,670

Comprehensive income:
Net income	—	—	5,468	—	—	5,468
Unrealized gain on securities, net of reclassification adjustments	—	—	—	281	—	281
Unrealized gain on hedging activities, net of reclassification adjustments	—	—	—	53	—	53
Total Comprehensive income						5,802

Acquisition of Fulton County Bancshares	493	12,069				12,562
Cash dividends declared, $.74 per share	—	—	(2,590)	—	—	(2,590)
Acquisition of 24,192 shares of treasury stock	—	—	—	—	(621)	(621)
Common stock issued under stock option plans	—	76	—	—	325	401
Stock option compensation	—	127	—	—	—	127
Balance at September 30, 2006	$4,299	$32,179	$41,516	$1,135	$(7,778)	$71,351

The accompanying notes are an integral part of these financial statements.

Franklin Financial Services Corporation

Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended September 30
(Amounts in thousands)	2006	2005

Cash flows from operating activities
Net income	$5,468	$4,484
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	738	851
Net (accretion) amortization of investment securities	(18)	289
Stock option compensation expense	127	—
Amortization and write down of mortgage servicing rights	185	111
Amortization of intangibles	229	139
Provision for loan losses	240	306
Securities gains, net	(95)	(224)
Loans originated for sale	(19,223)	(39,116)
Proceeds from sale of loans	16,580	41,827
Gain on sales of loans	(183)	(249)
Gain on sale of premises and equipment	—	(44)
Increase in cash surrender value of life insurance	(397)	(348)
Increase in interest receivable and other assets	(1,347)	(293)
Increase in interest payable and other liabilities	(166)	186
Other, net	57	(139)
Net cash provided by operating activities, net of acquisition	2,195	7,780

Cash flows from investing activities
Proceeds from sales of investment securities available for sale	537	8,234
Proceeds from maturities of investment securities available for sale	35,492	29,414
Net decrease in restricted stock	501	451
Purchase of investment securities available for sale	(55,219)	(42,074)
Net increase in loans	(42,158)	(42,639)
Investment in joint venture	—	(186)
Proceeds from sale of premises and equipment	240	289
Cash and cash equivalents acquired from Fulton Bancshares	3,725	—
Cash paid in acquisition of Fulton Bancshares	(11,286)	—
Settlement of receivables related to investments acquired in acquisition	33,591	—
Capital expenditures	(1,735)	(361)
Net cash used in investing activities	(36,312)	(46,872)

Cash flows from financing activities
Net increase in demand deposits, NOW accounts and savings accounts	37,434	30,897
Net (decrease) increase in certificates of deposit	(3,526)	4,755
Net increase in short term borrowings	17,083	8,776
Long term debt advances	—	5,000
Long term debt payments	(9,395)	(3,967)
Dividends paid	(2,590)	(2,390)
Common stock issued under stock option plans	325	182
Purchase of treasury shares	(621)	(381)
Net cash provided by financing activities	38,710	42,872

Increase in cash and cash equivalents	4,593	3,780
Cash and cash equivalents as of January 1	24,738	10,209

Cash and cash equivalents as of September 30	$29,331	$13,989

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at and as of September 30, 2006, and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s 2005 Annual Report on Form 10-K.  The results of operations for the period ended September 30, 2006 are not necessarily indicative of the operating results for the full year.

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

Earnings per share is computed based on the weighted average number of shares outstanding during each period end.  A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

	For the three months ended		For the nine months ended
	September 30		September 30
(Amounts in thousands)	2006	2005	2006	2005
Weighted average shares outstanding (basic)	3,840	3,368	3,516	3,369
Impact of common stock equivalents	7	6	7	8
Weighted average shares outstanding (diluted)	3,847	3,374	3,523	3,377

Note 2 – Comprehensive Income

The components of other comprehensive income (loss) are as follows:

	Three months ended		Nine months ended
	September 30		September 30
(Amounts in thousands)	2006	2005	2006	2005
Investment Securities:
Unrealized holding gains (losses) arising during the period	$1,273	$(721)	$522	$(1,807)
Reclassification adjustments for gains included in net income	—	(5)	(95)	(224)

Cash-flow Hedges:
Unrealized holding (losses) gains arising during the period	(36)	98	48	163
Reclassification adjustments for losses included in net income	4	59	33	230
Other comprehensive income (loss)	1,241	(569)	508	(1,638)
Tax Effect	(422)	193	(174)	557
Other comprehensive income (loss), net of tax	$819	$(376)	$334	$(1,081)

Note 3 – Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Bank, generally, holds collateral and/or personal guarantees supporting these commitments.  The Bank had $15.9 million standby letters of credit as of September 30, 2006 and $9.7 million as of December 31, 2005. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.

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

The Corporation implemented Statement No. 123(R) in the first quarter of 2006. For the third quarter of 2006, $89 thousand was recognized as compensation expense and $127 thousand has been recognized as compensation expense year-to-date.   This expense is related to options granted in February 2006 under the Corporation’s Incentive Stock Option Plan of 2002 and for options issued in July under the Corporation’s Employee Stock Purchase Plan. The compensation expense for both plans has been fully expensed as of September 30, 2006.

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

		Three Months Ended	Nine Months Ended
(Amounts in thousands, except per share)		September 30, 2005	September 30, 2005
Net Income:	As reported	$1,642	$4,484
	Compensation not expensed	(45)	(92)
	Pro-forma	$1,597	$4,392

Basic earnings per share:	As reported	$0.49	$1.33
	Pro-forma	0.47	1.30

Diluted earnings per share:	As reported	$0.49	$1.33
	Pro-forma	0.47	1.30

Note 5 – Pensions

The components of pension expense for the periods presented are as follows:

	Three months ended		Nine months ended
	September 30		September 30
(Amounts in thousands)	2006	2005	2006	2005
Components of net periodic benefit cost:
Service cost	$91	$107	$275	$321
Interest cost	172	175	517	525
Expected return on plan assets	(219)	(218)	(660)	(654)
Amortization of prior service cost	22	22	66	145
Net periodic benefit cost	$66	$86	$198	$337

Note 6 – Recent Accounting Pronouncements

SFAS 157

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 157 on our consolidated financial position, results of operations and cash flows.

SFAS 158

On September 29, 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date — the date at which the benefit obligation and plan assets is measured — is required to be the company’s fiscal year end. SFAS 158 is effective for publicly held companies for fiscal years ending after December 15, 2006. We are currently evaluating the potential impact, if any, of the adoption of FASB Statement 158 on our consolidated financial position, results of operations and cash flows.

Note 7 – Reclassification

Certain prior period amounts may have been reclassified to conform to the current year presentation.  Such reclassifications did not affect reported net income.

Note 8 – Acquisition

On July 1, 2006, Franklin Financial Services Corporation completed its acquisition of Fulton Bancshares Corporation.  In connection with the transaction, The Fulton County National Bank and Trust Company, a subsidiary of Fulton Bancshares was merged with and into Farmers and Merchants Trust Company of Chambersburg, a subsidiary of Franklin Financial Services Corporation.  The acquisition added approximately $123 million in assets and 6 community-banking offices in Fulton and Huntingdon counties to Franklin Financial Services Corporation. Management believes that the acquisition gave it access to a contiguous market, via an established network, that could be expanded with the product offerings of the Corporation.

 In accordance with the terms of the merger agreement, the shareholders of Fulton Bancshares Corporation were entitled to receive, for each share of Fulton Bancshares common stock they own, (a) $48.00 cash, (b) 1.864 shares of Franklin common stock, or (c) a mix of Franklin common stock and cash.  As a result of the transaction, Franklin Financial issued 492,611 shares of its common stock to former shareholders of Fulton Bancshares.

The following table summarizes the preliminary purchase price allocation based on estimated fair values of the assets and liabilities assumed at the date of the acquisition:

(in thousands)
Assets:
Cash and cash equivalents	$3,725
Investment securities	148
Net loans	73,154
Core deposit intangible	3,252
Premises and equipment	3,173
Bank owned life insurance	5,465
Receivables related to investments	33,591
Other assets	1,303
Total identifiable assets	$123,811

Liabilities:
Total deposits	$105,974
Short-term borrowings	400
Other liabilities	2,702
Total liabilities	$109,076

In accordance with SFAS 141, Franklin Financial Services Corporation used the purchase method of accounting to record this transaction. The $9.1 million of goodwill recorded from the acquisition is calculated below. The goodwill recorded was allocated to the banking subsidiary as all of the assets and liabilities acquired are related to the banking subsidiary, in accordance with SFAS 142. The goodwill acquired will not be amortized in accordance with SFAS 142.

(dollars in thousands, except per share amounts)
Franklin Financial common stock issued	492,611
Average purchase price of Franklin Financial common share	$25.50
Purchase price of acquired Fulton shares		$12,562
Cash paid to Fulton shareholders		10,969
Transaction costs		317
Total Purchase Price		23,848

Net Assets Acquired:
Fulton Bancshares shareholders’ equity		13,244
Adjustments to reflect assets acquired at fair value:
Loans	(1,047)
Core deposit intangible	3,252
Bank premises	(14)

Adjustments to reflect liabilities acquired at fair value:
Time deposits	(821)
Other liabilities	754
Deferred tax liabilities	767

Net Assets Acquired		14,735
Goodwill resulting from acquisition		$9,113

The following pro forma combined results of operations for the periods shown below give effect to the merger as if the merger had been completed on January 1, 2006 and 2005, respectively. The pro forma results show the combination of Fulton Bancshares’ results into Franklin Financial Services Corporation’s consolidated statements of income. While adjustments have been made for the estimated effect of purchase accounting, the pro forma results do not reflect the actual result the combined company would have achieved had the combination occurred at the beginning of the periods presented.

	Pro forma
	Three months
	ended	Nine months ended
	September 30	September 30
(in thousands, except per share)	2005	2006	2005
Net interest income	$6,878	$17,378	$16,179
Other income	2,254	6,380	5,484
Net income	1,823	3,980	3,833
Diluted earnings per share	0.47	1.13	1.00

PART I, Item 2

Management’s Discussion and Analysis of Results of Operations and Financial Condition

For the Three and Nine Month Periods Ended September 30, 2006 and 2005

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

Critical Accounting Policies

Management has identified critical accounting policies for the Corporation to include Allowance for Loan Losses, Mortgage Servicing Rights, Financial Derivatives, Temporary Investment Impairment and Stock-based Compensation. The Corporation implemented Financial Accounting Standards Board (FASB) Statement No. 123(R), “Share-Based Payment” in the first quarter of 2006.  During the third quarter, the Corporation implemented Financial Accounting Standards Board Statement No. 142, “Goodwill and Other Intangible Assets”.  There were no other changes to the critical accounting policies disclosed in the 2005 Annual Report on Form 10-K in regards to application or related judgements and estimates used.  Please refer to Item 7 on pages 14 - 17 of the Corporation’s 2005 Annual Report on Form 10-K for a more detailed disclosure of the critical accounting policies.

Results of Operations

Summary

The Corporation reported net income for the third quarter of $2.1 million and $5.5 million for the nine months ended September 30, 2006.  For the quarter, net income increased 28% versus net income of $1.6 million during the third quarter of 2005. Year-to-date net income increased 22% from $4.5 million in 2005.  Diluted earnings per share also increased from $.49 for the third quarter of 2005 to $.55 in 2006. Year-to-date diluted earnings per share were $1.55 in 2006 compared to $1.33 in 2005.

Total assets increased $166 million from year-end 2005 with approximately $123 million of the growth attributable to the acquisition of Fulton Bancshares Corporation (Fulton) on July 1, 2006. At September 30, 2006, total assets were $787.1 million.

Other key performance ratios as of, or for the nine months ended September 30 are listed below:

	2006	2005
Return on average equity (ROE)	11.77%	10.72%
Return on average assets (ROA)	1.05%	1.01%
Return on average tangible average equity(1)	13.02%	10.72%
Return on average tangible average assets(1)	1.09%	1.01%

(1)These are Non-GAAP disclosures used to show the effect of purchase accounting of the results of the Corporation. These ratios exclude core deposit intangibles, goodwill and intangible amortization

A more detailed discussion of the operating results for the three and nine months ended September 30, 2006 follows:

Net Interest Income

Comparison of the three months ended September 30, 2006 to the three months ended September 30, 2005:

Net interest income for the quarter was $5.8 million and represents and increase of $1.3 million over net interest income of $4.5 million in the third quarter of 2005. The acquisition of Fulton Bancshares Corporation (Fulton) added approximately $625 thousand to net interest income during the third quarter.  Interest income increased $3.8 million during the quarter with the Fulton acquisition adding approximately $1.4 million of interest income, primarily in the loan portfolio.  The majority of the increase in interest income occurred in the loan portfolio and was the result of an increase of $127 million in average outstanding loans quarter over quarter. The increase in the loan portfolio occurred primarily in the commercial loan portfolio. Interest on Fed funds sold was up $226 thousand as the result of higher balances.  The increase in the balance of Fed funds sold was the result of Fulton liquidating its investment portfolio prior to July 1, 2006 and the resulting receivable converting to cash in the beginning of the third quarter.

Interest expense was $5.7 million for the quarter, an increase of $2.5 million from the prior year quarter. Of the increase, approximately $800 thousand is attributable to interest-bearing liabilities obtained from Fulton.  The largest other contributor to the increase in interest expense was the Money Management product which is a money market product indexed to short-term interest rates.  Interest expense on this product increased $1.2 million quarter over quarter as average balances increased $65 million.

Comparison of the nine months ended September 30, 2006 to the nine months ended September  30, 2005:

Net interest income for the first nine months of 2006 was $15.2 million, an increase of  $2.2 (17.1%) over the prior year.  With the acquisition of Fulton effective July 1, 2006, its contribution to net interest income year-to-date is the same as that for the third quarter mentioned above. Interest income recorded an increase of 35.4% over the prior year and totaled $29.1 million. Interest income on commercial loans continues to be the largest driver of the increase. Average commercial loan balances were up $52.6 million in 2006 as compared to 2005.  Total loans increased $75.7 million on average year over year.

Interest expense was $13.9 million as compared to $8.5 million in the prior year.  The largest increases came from the Money Management product, time deposits and securities sold under agreement to repurchase (Repos).  Each of these products experienced strong growth over the prior year as measured by average balances.  Of these products, only time deposits increased from the acquisition. The growth in the other products was generic to the Bank.  The interest expense on long-term debt decreased year-over-year due to the prepayment of Federal Home Loan Bank debt in December 2005 and again in April 2006.

The Federal Reserve increased short-term interest rates twelve times during 2005 and the first half of 2006. The rate increases finally stopped in June 2006 when the federal funds rate reached 5.25% and the prime rate reached 8.25%.  Despite these short-term rate increases, the overall shape of the yield curve was generally flat during 2006 and provided little incentive for longer term investing.

The following table shows a comparative analysis of average balances, asset yields and funding costs for the nine months ended 2006 and 2005. These components drive changes in net interest income.

	For the Nine Months Ended September 30
	2006			2005
		Tax			Tax
	Average	Equivalent	Average	Average	Equivalent	Average
(Dollars in thousands)	balance	Interest	yield/rate	balance	Interest	yield/rate
Interest-earning assets
Federal funds sold and interest bearing balances	$13,958	$541	5.11%	$8,023	$186	3.07%
Investment securities	169,699	6,334	4.99%	163,630	5,250	4.29%
Loans	444,866	23,192	6.97%	369,160	16,926	6.13%
Total interest-earning assets	628,523	30,067	6.40%	540,813	22,362	5.53%

Interest-bearing liabilities
Interest-bearing deposits	$429,078	$9,950	3.10%	$351,219	$5,317	2.02%
Securities sold under agreements to repurchase	65,497	2,288	4.67%	48,893	1,001	2.74%
Short term borrowings	785	27	4.60%	2,825	58	2.74%
Long term debt	42,600	1,669	5.24%	52,617	2,159	5.49%
Total interest-bearing liabilities	537,960	13,934	3.46%	455,554	8,535	2.50%
Interest spread			2.93%			3.02%
Net interest income/Net interest margin		16,133	3.43%		13,827	3.42%
Tax equivalent adjustment		(954)			(862)
Net interest income		$15,179			$12,965

Provision for Loan Losses

The Corporation recorded no expense for the provision for loan losses during the third quarter of 2006 versus $120 thousand for the same period in 2005. For the first nine months of 2006, the provision for loan losses was $240 thousand compared to $306 thousand for the same period in 2005.

For more information concerning loan quality and the allowance for loan losses, refer to the Asset Quality discussion.

Noninterest Income

Comparison of the three months ended September 30, 2006 to the three months ended September 30, 2005:

Noninterest income was $2.1 million in the third quarter, 8.6% greater than the third quarter of 2005 total of $1.9 million. No securities gains were recognized in the third quarter of 2006 and $5 thousand in gains was recognized in 2005.  Service charges and fees increased $185 thousand and were driven by commercial loan fees, consumer loan fees and retail deposit service charges. Commercial lending activity continues to grow and the consumer debt protection product continues to be well received.  Service charges on retail deposits increased $95 thousand and fee income from debit card income improved $25 thousand quarter over quarter. The Bank has an investment in American Home Bank that it accounts for with equity method. This investment produced income of $85 thousand in the third quarter. In 2005, the Bank had two equity method investments that produced a loss of $52 thousand. The loss in 2005 was the result of the Bank’s investment in a joint-venture mortgage banking company that has now been completely written-off.  The cash surrender value of life insurance increased $54 thousand as a result of adding approximately $5.5 million of bank owned life insurance from the Fulton acquisition. Mortgage banking fees fell from 2005 as the result of an impairment charge of $76 thousand in 2006 versus an impairment reversal of $90 thousand in 2005. Other income also decreased quarter over quarter due to a 2005 gain of $101 thousand from the sale of real estate that was being held for community office expansion. However, this decrease was partially offset by a $60 thousand gain on life insurance proceeds.

Comparison of the nine months ended September 30, 2006 to the nine months ended September 30,  2005:

Year-to-date noninterest income, excluding securities gains of $95 thousand, was $5.9 million. This compares to $4.8 million, net of $224 thousand in securities gains, in 2005.  All categories of noninterest income show an increase over 2005 except for mortgage banking fees. The decline in mortgage banking fees is due primarily to a decrease in gains on sales in the secondary market and a swing to an impairment charge of $5 thousand in 2006 from an impairment reversal of $67 thousand in 2005. Investment and trust fees have increased due in part to an increase in trust assets under management.  Commercial lending activity continues to drive up loan fees and the commercial fee increases have more than offset the decline in mortgage fees as mortgage lending activity had slowed from 2005.  Consumer loan fees continue to be driven by the debt protection product.  A decrease in commercial deposit account analysis fees has been partially offset by fee income from a new commercial deposit overdraft program that began in 2006. Retail deposit fees have increased $160 thousand from the prior year. Income from equity method investments showed the biggest improvement moving from a loss of $563 thousand in 2005 to income of $71 thousand in 2006.  The 2005 loss was due primarily to losses on the Bank’s investment in a joint-venture mortgage banking company. This investment has been completely written-off. The Bank’s remaining equity method investment in American Home Bank produced income of $85 thousand in 2006.

Noninterest Expense

Comparison of the three months ended September 30, 2006 to the three months ended September 30, 2005:

During the third quarter of 2006, noninterest expense increased $1.0 million to $5.2 million from $4.2 million in 2005.  All categories of noninterest expense increased quarter over quarter. Much of the increase is due to the acquisition of Fulton that added additional employees and 6 community offices.  These additions have increased salary and benefits, occupancy, and furniture and equipment expense. The Bank also recorded $89 thousand of stock option compensation expense in the third quarter that was not recognized in 2005. Advertising expenses increased from advertising in the new Fulton County market and from promotional events leading up to the opening of the Bank’s twenty-third community office in Greencastle, PA during the third quarter. The Bank’s shares tax expense increased $47 as a result of the acquisition.  The Bank recorded a core deposit intangible asset in the acquisition and the amortization of this asset added $90 thousand to noninterest expense during the quarter.  Other noninterest expense increased $190 thousand during the quarter and includes increases in postage and telephone, as well as $54 thousand of merger related costs.

Comparison of the nine months ended September 30, 2006 to the nine months ended September 30, 2005:

Noninterest expense year-to-date was $14.0 million versus $12.7 million in 2005. All expense categories show an increase over 2005. As discussed above, the third quarter acquisition was responsible for some of the increase year over year. The increase in salary and benefit expense is due primarily to a $334 thousand increase in the salary line item and $127 thousand of stock option compensation expense.  Occupancy and related equipment expenses have increased due to the addition of 6 new community offices.  Advertising expense increased from advertising in a new market, promotion of the opening of a new community office and activities celebrating the Bank’s 100th anniversary.  Data processing expense has increased $194 thousand from 2005. This increase is due in part to a $60 thousand credit received in 2005 (but not in 2006) by the Bank from its core processor as an incentive to renew a contract. Data processing costs have also increased as a result of the maintenance of more loan and deposit accounts and the associated increase in transactional volume generated by the acquisition.  Intangible amortization increased $90 thousand due to amortization expense of a newly created core deposit intangible asset. Several factors contributed to the increase in other expense: a $17 thousand prepayment penalty related to the prepayment of a debt with the Federal Home Loan Bank of Pittsburgh,  $111 thousand of merger related expenses, and increases in postage, telephone and loan collection expenses.

Federal income tax expense was $577 thousand for the third quarter of 2006 and $1,498 thousand year-to-date 2006.  This expense resulted in an effective tax rate for the both the quarter and year-to-date period of 21.5%.  Federal income tax expense for the first nine months of 2006 was $989 thousand more than the expense of $509 thousand recorded for the same period in 2005.  During the first quarter of 2005, the Corporation reversed income tax expense when it became apparent that an accrual for additional taxes was no longer warranted.  The reversal was primarily responsible for the lower than normal tax expense in 2005. All taxable income for the Corporation is taxed at a rate of 34%.

Financial Condition

Total assets on September 30, 2006 grew $165.8 million to $787.1 million from $621.4 million at December 31, 2005.  The acquisition of Fulton on July 1, 2006 added $123 million to the Corporation’s balance sheet. Therefore, organic growth in assets was approximately $44.2 million since year-end.  Investment activity increased during the third quarter as the Bank invested funds from Fulton. Net loans have increased $114.9 million since year-end, with Fulton contributing approximately $74.2 million of the increase.  Commercial lending activity continues to be strong for the year and these balances have increased approximately $64 million, with $19.5 million being added by Fulton. The acquisition added approximately $51 million of mortgage loans and more than offset the run-off in the Bank’s portfolio.  Consumer loans continue to grow, fueled primarily by growth in home equity lending activity.  The Bank’s investment in bank owned life insurance increase by $6.2 million since year-end, with Fulton adding $5.5 million of the increase. At September 30, 2006, the balance of the core deposit intangible was $3.2 million and goodwill was $9.1 million.

Total deposits increased $139.9 million to $596.7 million at September 30, 2006.  This increase was the result of adding $106.8 million in deposits from the acquisition, plus $33.2 million in organic deposit growth. All deposit categories show an increase from year-end, with the Money Management product recording the largest growth ($60.7 million) during the nine-month period.  While some of the growth in the Money Management product has come from existing deposit accounts, much has come from new accounts as the Bank has more than one thousand more money management accounts open at September, 30 2006 than at year-end 2005.  Securities sold under agreements to repurchase (Repo) have increased $21.1 million during the nine-month period. After increasing rapidly during the second quarter, the Repo balances have remained relatively constant during the third quarter. Because of the growth in deposit and Repos, the Bank reduced its short-term borrowing position from year-end.  Likewise, long-term debt has decreased by $9.4 million due primarily to a scheduled debt maturity of $5.0 million in the first quarter and the prepayment of $2.1 million during the second quarter of 2006. The prepayment of long-term debt was undertaken to eliminate high interest rate debt.

Total shareholders’ equity recorded a net increase of $15.7 million to $71.4 million at September 30, 2006 from $55.7 million at December 31, 2005. The Corporation issued 492,611 common shares of Franklin Financial Services Corporation in the third quarter of 2006 in the acquisition of Fulton.  Cash dividends declared in the third quarter were $947 thousand and $2.6 million year-to-date. The Corporation repurchased 24,192 shares of its common stock for $621 thousand during the year.

Capital adequacy is currently defined by regulatory agencies through the use of several minimum required ratios.  At September 30, 2006, the Corporation was well capitalized as defined by the banking regulatory agencies.  Regulatory capital ratios for the Corporation and the Bank are shown below:

	Regulatory Ratios
			Well Capitalized
	Sept. 30, 2006	Minimum	Minimum
Total Risk Based Capital Ratio
Franklin Financial Services Corporation	11.93%	8.0%	n/a
Farmers & Merchants Trust Company	9.98%	8.0%	10.0%

Tier 1 Capital Ratio
Franklin Financial Services Corporation	10.63%	4.0%	n/a
Farmers & Merchants Trust Company	8.72%	4.0%	6.0%

Leverage Ratio
Franklin Financial Services Corporation	7.44%	4.0%	n/a
Farmers & Merchants Trust Company	6.06%	4.0%	5.0%

Asset Quality

The Bank saw an increase in nonperforming loans from $789 thousand at year-end 2005 to $3.5 million on September 30, 2006. The majority of the increase is due to commercial loans obtained in the acquisition. These loans are all well secured; however, the Bank continues to monitor these loans.  Likewise, the nonperforming ratios increased from year-end 2005. The Corporation held no foreclosed real estate on June 30, 2006.  The following table presents a summary of nonperforming assets:

	September 30	December 31
(Dollars in thousands)	2006	2005
Nonaccrual loans	$1,250	$206
Loans past due 90 days or more and not included above	2,201	583
Total nonperforming loans	3,451	789
Foreclosed real estate	—	—
Total nonperforming assets	$3,451	$789

Nonperforming loans to total loans	0.67%	0.20%
Nonperforming assets to total assets	0.44%	0.13%
Allowance for loan losses to nonperforming loans	201.10%	648.66%

Net charge-offs during the third quarter of 2006 were $20 thousand compared to a net recovery of $6 thousand in the third quarter of 2005. Year-to-date net charge-offs were $94 thousand in 2006 versus a net-recovery of 189 thousand in 2005. During 2005, the Bank recovered $266 thousand from a previously charged-off commercial credit that contributed to the net recovery position in 2005.

For the first nine months of 2006, the provision for loan losses was $240 thousand compared to $306 thousand for the same period in 2005.  Net charge-offs increased in 2006 due primarily to a large recovery of $266 thousand recorded in 2005, but not again in 2006.  Gross charge-offs have increased year-over-year. The annualized ratio of net charge-offs to average loans was .03% for the first nine months of 2006 compared to a net recovery ratio of (.04%) in 2005.

The allowance for loan losses was $6.9 million at September 30, 2006, as compared to $5.4 million at December 31, 2005.  The Fulton acquisition added $1.4 million to the allowance for loan losses during the third quarter. The allowance for loan losses as a percentage of total loans was 1.35% at September 30, 2006, versus 1.36% at year-end 2005. The allowance provided coverage for nonperforming loans at a ratio of approximately 201% at September 30, 2006, much less than the coverage ratio at December 31, 2005 and is the result of adding nonperforming loans from the acquisition.

The Corporation monitors the adequacy of the allowance for loan losses on an ongoing basis and reports its adequacy assessment monthly to the Board of Directors. This assessment is used to determine the provision for loan loss. The following table presents an analysis of the allowance for loan losses.

	Allowance for Loan Losses
					Twelve
	Three Months Ended		Nine Months Ended		Months Ended
	September 30		September 30		December 31
(amounts in thousands)	2006	2005	2006	2005	2005
Balance at beginning of period	$5,568	$5,255	$5,402	$4,886	$4,886
Charge-offs	(88)	(32)	(231)	(173)	(285)
Recoveries	68	38	137	362	375
Net loans (charged-off) recovered	(20)	6	(94)	189	90
Addition of Fulton allowance	1,392	—	1,392	—	—
Provision for loan losses	—	120	240	306	426
Balance at end of period	$6,940	$5,381	$6,940	$5,381	$5,402

Allowance as a percent of loans			1.35%	1.38%	1.36%

Net loans charged-off (recovered) as a percentage of average loans*			0.03%	(0.04)%

Economy:

The Corporation now operates in Franklin, Cumberland, Fulton and Huntingdon Counties, PA. Franklin County’s unemployment rate was 3.3% at September 30, 2006 and was the lowest in the state.  Cumberland County’s rate was 3.4% and was tied for second lowest in the state. These rates compare very favorably to the Pennsylvania state average of 4.6%.  Both of these counties are located in what is likely the fastest economically growing region of the state.  The Corporation is not overly dependent on any one industry within its market area. The Corporation also continues to watch the actions of the Federal Reserve Open Market Committee (FOMC) as it appears that its cycle of rate increases has ended. The yield curve continues to be flat and mid- and long-term rates have not changed despite the increases in short-term rates.  Economic forecasts now suggest that the FOMC may reduce it Fed funds target rate in 2007 and the yield curve is expected to return to a positive slope as other short-term rates fall. A decrease in short-term rates and a positively sloped yield curve should have a positive effect on the Corporation’s performance.

Liquidity

The Corporation’s liquidity ratio (net cash, short-term and marketable assets divided by net deposits and short-term liabilities) was 22.3% at September 30, 2006 compared with 25.3% at December 31, 2005.  The Corporation has the ability to borrow funds from the Federal Home Loan Bank of Pittsburgh (FHLB), if necessary, to enhance its liquidity position.  At September 30, 2006, the funding available to the Corporation from FHLB was $192 million. In addition to the funding available through FHLB, the Corporation also has unpledged and available-for-sale investment securities with a market value at of $54.8 million.  These securities could be used for liquidity purposes. The Corporation also forecasts its liquidity needs in different interest rate scenarios and believes that its liquidity is adequate to meet the needs of the Corporation.

Off Balance Sheet Commitments and Contractual Obligations

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk.  These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments.  Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation.  Unused commitments and standby letters of credit totaled $216.5 million and $86.7 million, respectively, at September 30, 2006 and December 31, 2005.

The Corporation has also entered into interest rate swap agreements as part of its interest rate risk management strategy.  During the second quarter of 2006, one swap contract with a notional amount of $10 million expired. At September 30, 2006, there was one open swap contract with a notional amount of $5 million.

The Corporation has entered into various contractual obligations to make future payments.  These obligations include time deposits, long-term debt and operating leases.  With the acquisition of Fulton during the third quarter, the Corporation assumed approximately $54 million in time deposits. These deposits generally have the same terms as previously existing time deposits.

PART I, Item 3

Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the Corporation’s exposure to market risk during the third quarter ended September 30, 2006. For more information on market risk refer to the Corporation’s 2005 Annual Report on Form 10-K.

PART I, Item 4

Controls and Procedures

Evaluation of Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2006, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Changes in Internal Controls

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2005, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2005, the company’s internal control over financial reporting is effective based on those criteria.

There were no changes during the third quarter of 2006 in the Corporation’s internal control over financial reporting which materially affected, or which are reasonably likely to affect, the Corporation’s internal control over financial reporting.

PART II — Other Information

Item 1.   Legal Proceedings

None

Item 1A. Risk Factors

There were no material changes in the Corporation’s risk factors during the quarter ended September 30, 2006. For more information, refer to the Corporation’s 2005 Annual Report on Form 10-K.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The Corporation announced a stock repurchase plan on August 25, 2005 to repurchase up to 50,000 shares of the Corporation’s common stock over a 12 month time period. This plan expired during the third quarter of 2006. The following chart reports stock repurchases made under this plan:

			Total Number of	Number of Shares
		Average	Shares Purchased	that May Yet Be
	Number of	Price Paid	as Part of Publicly	Purchased Under
Period	Shares Purchased	per Share	Announced Program	Program
July 2006	9,600	$25.75	9,600	16,086
August 2006	—	$—	—	0
September 2006	—	$—	—	0
Total	9,600	$25.75	9,600

The Corporation announced a stock repurchase plan on July 13, 2006 to repurchase up to 100,000 shares of the Corporation’s common stock over a 12 month time period.  The following chart reports stock repurchases made under this plan:

			Total Number of	Number of Shares
		Average	Shares Purchased	that May Yet Be
	Number of	Price Paid	as Part of Publicly	Purchased Under
Period	Shares Purchased	per Share	Announced Program	Program
July 2006	—	$—	—	100,000
August 2006	—	$—	—	100,000
September 2006	8,000	$25.25	8,000	92,000
Total	8,000	$25.25	8,000

Item 3.   Defaults by the Company on its Senior Securities

None

Item 4.   Results of Votes of Security Holders

None

Item 5.   Other Information

None

Item 6.    Exhibits

Exhibits

31.1 Rule 13a — 14(a)/15d-14(a) Certifications — Chief Executive Officer

31.2 Rule 13a — 14(a)/15d-14(a) Certifications — Chief Financial Officer

32.1 Section 1350 Certifications — Chief Executive Officer

32.2 Section 1350 Certifications — Chief Financial Officer

FRANKLIN FINANCIAL SERVICES CORPORATION
and SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Franklin Financial Services Corporation

November 8, 2006
/s/ William E. Snell, Jr.
William E. Snell, Jr.
President and Chief Executive Officer

November 8, 2006	/s/ Mark R. Hollar
Mark R. Hollar
Treasurer and Chief Financial Officer