Form 10-K
period 2006-12-31
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2007-03-15
CIK 723646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

The aggregate market value of the 2,993,464 shares of the Registrant’s common stock held by nonaffiliates of the Registrant as of June 30, 2006 based on the price of such shares was $76,333,332.

There were 3,838,502 outstanding shares of the Registrant’s common stock as of February 28, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive annual proxy statement to be filed, pursuant to Reg. 14A within 120 days after December 31, 2006, are incorporated into Part III.

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

The Corporation’s common stock is not actively traded in the over-the-counter market. The Corporation’s stock is listed under the symbol “FRAF” on the OTC Electronic Bulletin Board, an automated quotation service. The Corporation’s Internet address is www.franklinfin.com. Electronic copies of the Corporation’s 2006 Annual Report on Form 10-K are available free of charge by visiting the “Investor Information” section of www.franklinfin.com. Electronic copies of quarterly reports on Form 10-Q and current reports on Form 8-K are also available at this Internet address. These reports are posted as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission (SEC).

The Corporation conducts substantially all of its business through its direct banking subsidiary, F&M Trust (the Bank), which is wholly owned. Other direct subsidiaries of the Corporation include Franklin Financial Properties Corp. and Franklin Future Fund Inc. F&M Trust, established in 1906, is a full-service, Pennsylvania-chartered commercial bank and trust company, which is not a member of the Federal Reserve System. F&M Trust, which operates 23 full service offices in Franklin, Cumberland, Fulton and Huntingdon Counties, Pennsylvania, engages in general commercial, retail banking and trust services normally associated with community banks and its deposits are insured (up to applicable limits) by the Federal Deposit Insurance Corporation (the “FDIC”). F&M Trust offers a wide variety of banking services to businesses, individuals, and governmental entities. These services include, but are not necessarily limited to, accepting and maintaining checking, savings, and time deposit accounts, providing investment and trust services, making loans and providing safe deposit facilities. Franklin Financial Properties Corp. is a “qualified real estate subsidiary” established to hold real estate assets used by F&M Trust in its banking operations. Franklin Future Fund Inc is a non-bank investment company that makes venture capital investments within the Corporation’s primary market area.

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

Installment loans involve both direct loans to consumers and the purchase of consumer obligations from dealers who have sold or financed the purchase of automobiles to their customers. The Bank’s mortgage loans include long-term loans to individuals and to businesses secured by mortgages on the borrower’s real property. Construction loans are made to finance the purchase of land and the construction of residential and commercial buildings thereon, and are secured by mortgages on real estate. In certain situations, the Bank acquires properties through foreclosure on delinquent mortgage loans. The Bank holds these properties until such time as they are sold.

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

Acquisition

On July 1, 2006, Franklin Financial Services Corporation completed its acquisition of Fulton Bancshares Corporation (Fulton). In connection with the transaction, The Fulton County National Bank and Trust Company, a subsidiary of Fulton Bancshares was merged with and into Farmers and Merchants Trust Company of Chambersburg, a subsidiary of Franklin Financial Services Corporation. The acquisition added approximately $123 million in assets and 6 community-banking offices in Fulton and Huntingdon counties to Franklin Financial Services Corporation. Management believes that the acquisition gave it access to a contiguous market, via an established network, that could be expanded with the product offerings of the Corporation.

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

The principal market of F&M Trust is in south central Pennsylvania, primarily the counties of Franklin, Cumberland, Fulton and Huntingdon. The majority of the Bank’s loan and deposit customers are in Franklin County.  There are many commercial bank competitors in this region, in addition to credit unions, savings and loan associations, mortgage banks, brokerage firms and other competitors. The Bank competes with various strategies including customer service and convenience as part of a relationship management culture, a wide variety of products and services, and the pricing of loans and deposits. F&M Trust is the largest financial institution headquartered in Franklin County and had total assets of approximately $799.3 million on December 31, 2006.

Staff

As of December 31, 2006, the Corporation and its banking subsidiary had 230 full-time equivalent employees. The officers of the Corporation are employees of the bank. Most employees participate in pension, incentive compensation plans, and employee stock purchase plans and are provided with group life and health insurance. Management considers employee relations to be excellent.

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

The Bank Holding Company Act prohibits the Corporation from acquiring direct or indirect control of more than 5% of the outstanding shares of any class of voting stock, or substantially all of the assets of, any bank, or from merging or consolidating with another bank holding company, without prior approval of the Federal Reserve Board. Additionally, the Bank Holding Company Act prohibits the Corporation from engaging in or from acquiring ownership or control of more than 5% of the outstanding shares of any class of voting stock of any company engaged in a non-banking business, unless such business is determined by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto. Federal law and Pennsylvania law also require persons or entities desiring to acquire certain levels of share ownership (generally, 10% or more, or 5% or more for another bank holding company) of the Corporation to first obtain prior approval from the Federal Reserve and the Pennsylvania Department of Banking.

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

Prompt Corrective Action Rules

The federal banking agencies have regulations defining the levels at which an insured institution would be considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.”  The applicable federal bank regulator for a depository institution could, under certain circumstances, reclassify a “well-capitalized” institution as “adequately capitalized” or require an “adequately capitalized” or “undercapitalized” institution to comply with supervisory actions as if it were in the next lower category. Such a reclassification could be made if the regulatory agency determines that the institution is in an unsafe or unsound condition (which could include unsatisfactory examination ratings). At December 31, 2006, the Corporation and the Bank each satisfied the criteria to be classified as “well capitalized” within the meaning of applicable regulations.

Regulatory Restrictions on Dividends

Dividend payments by the Bank to the Corporation are subject to the Pennsylvania Banking Code, the Federal Deposit Insurance Act, and the regulations of the FDIC. Under the Banking Code, no dividends may be paid except from “accumulated net earnings” (generally, retained earnings). The Federal Reserve Board and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions. The Prompt Corrective Action Rules, described above, further limit the ability of banks to pay dividends, because banks that are not classified as well capitalized or adequately capitalized may not pay dividends.

Under these policies and subject to the restrictions applicable to the Bank, the Bank could declare, during 2007, without prior regulatory approval, aggregate dividends of approximately $35.8 million, plus net profits earned to the date of such dividend declaration.

FDIC Insurance Assessments

For many years, the FDIC has had a risk-related premium schedule for all insured depository institutions that resulted in the assessment of deposit insurance premiums based on capital and supervisory measures. For the past several years, the Bank, along with a majority of the banks in the country, was in the category of institutions that paid no deposit insurance premiums. As a result of the Federal Deposit Insurance Reform Act passed in 2006, all banks will be assessed deposit premiums beginning January 2007.

Under the new risk-related premium schedule established by the Reform Act, the FDIC assigns each depository institution to one of several supervisory groups based on both capital adequacy and the FDIC’s judgment of the institution’s strength in light of supervisory evaluations, including examination reports, statistical analyses and other information relevant to measuring the risk posed by the institution. As of December 31, 2006, the Bank was assigned to the lowest risk group for purposes of calculating insurance assessments.

The present 2007 Deposit Insurance Fund assessment rates range from $0.05 to $0.07 for those institutions with the least risk, up to $0.43 for every $100 of insured deposits for institutions deemed to have the highest risk. The FDIC will adjust the rates periodically to maintain the Deposit Fund reserve ratio within a range of 1.15% to 1.50%. Even though the Bank, together with the majority of all other U.S banks, is being assessed premiums of 5 to 7 basis points, the Bank, together with most banks in existence prior to 1996, has been assigned a “credit” for past FDIC premiums paid. The Bank’s credit is expected to be greater than all deposit premiums that would be due for 2007. The Bank is expected to incur an expense in 2008 for deposit premiums, however, in the approximate amount of $150 thousand, assuming premium rates stay the same and the Bank’s deposits stay near current levels.

In addition to deposit insurance, the Bank is also subject to assessments to pay the interest on Financing Corporation bonds. The Financing Corporation was created by Congress to issue bonds to finance the resolution of failed thrift institutions. Commercial banks and thrifts are subject to the same assessment for Financing Corporation bonds. The FDIC sets the Financing Corporation assessment rate every quarter. The Financing Corporation assessment for the Bank (and all other banks) for the first quarter of 2007 is an annual rate of $.0122 for each $100 of deposits. The Financing Corporation bonds are expected to be paid off in 2017.

The Deposit Insurance Reform Act resulted in a number of changes. It merged the former BIF and SAIF into a single Deposit Insurance Fund, increased deposit insurance coverage for IRAs to $250,000, provides for the future increase of deposit insurance on all other accounts (presently limited to $100,000 per account) by indexing the coverage to the rate of inflation, authorizes the FDIC to set the reserve ratio of the combined Deposit Insurance Fund at a level between 1.15% and 1.50%, and permits the FDIC to establish assessments to be paid by insured banks to maintain the minimum ratios. The required reserve ratio will depend upon the growth of insured deposits at all banks in the U.S., the number and size of any bank failures, if any, and the FDIC’s assessment of the risk in the banking industry at any given time. Based upon these variables, as well as the specific condition of the Bank in the future, the assessment assigned to the Bank could increase or decrease in the future.

New Legislation

In addition to the Federal Deposit Insurance Reform Act described above, the Financial Services Regulatory Relief Act of 2006 was also enacted. This legislation is a wide-ranging law that affects many previously enacted financial regulatory laws. The overall intent of the law is to simplify regulatory procedures and requirements applicable to all banks, and to conform conflicting provisions. The Relief Act conforms a number of separate statutes to provide equal definitions and treatment for national banks, state banks, and for federal savings banks in a number of respects. The law streamlines certain reporting requirements, and provides for bank examinations on an 18-month schedule for smaller banks that qualify. The law also authorizes the Federal Reserve to pay interest to banks for the required deposit reserves maintained by banks at the Federal Reserve, but such interest would not begin to be paid until 2012. While this law has many facets that will benefit the Bank overall, the individual provisions of this law are not considered currently material to the Bank when considered alone.

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

The Bank offers a variety of loan products, including residential mortgage, consumer, construction and commercial loans. At December 31, 2006, approximately 58% of our loans were commercial loans, including those secured by commercial real estate. We expect that, as the Bank grows, this percentage will grow as the Bank continues to focus its efforts on commercial lending. Commercial lending is more risky than residential mortgage and consumer lending because loan balances are greater and the borrower’s ability to repay is contingent on the successful operation of a business. Risk of loan defaults is unavoidable in the banking industry, and we try to limit exposure to this risk by carefully monitoring the amount of loans in specific industries and by exercising prudent lending practices. However, we cannot eliminate the risk, and substantial credit losses could result in reduced earnings or losses.

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

The Bank’s lending limit is $8.1 million. Accordingly, the size of the loans that the Corporation can offer to potential customers is less than the size of loans that many of our competitors with larger lending limits can offer. This limit affects our ability to seek relationships with larger businesses in our market area. We accommodate loan amounts in excess of our lending limits through the sale of participations in such loans to other banks. However, there can be no assurance that we will be successful in attracting or maintaining customers seeking larger loans or that we will be able to engage in participation of such loans or on terms favorable to us.

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

Our Management team has considerable experience in the banking industry and is extremely valuable to us and would be difficult to replace. The loss of the services of these officers could have a material adverse effect upon our future prospects.

We face strong competition in our primary market areas.

We encounter strong competition from other financial institutions in our primary market area, which consists of Franklin, Cumberland, Fulton and Huntingdon County, Pennsylvania. In addition, established financial institutions not already operating in our primary market area may open branches there at future dates. In the conduct of certain aspects of our banking business, we also compete with savings institutions, credit unions, mortgage banking companies, consumer finance companies, insurance companies and other institutions, some of which are not subject to the same degree of regulation or restrictions as are imposed upon us. Many of these competitors have substantially greater resources and lending limits than we have and offer services that we do not provide. In addition, many of these competitors have numerous branch offices located throughout their extended market areas that provide them with a competitive advantage over us. No assurance can be given that such competition will not have an adverse effect on our financial condition and results of operations.

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

Risks relating to the acquisition of Fulton Bancshares Corporation.

The Corporation may not be able to recognize the anticipated cost savings from the acquisition. Likewise, the Corporation’s ability to capture additional market share in the former Fulton market may not be realized or may take longer to realize than anticipated. If any of these events occur, the effects on the Corporation’s operations and financial results could be significant.

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

The Bank’s ability to pay dividends to the Corporation is subject to regulatory limitations that may affect the Corporation’s ability to pay dividends to our shareholders.

As a holding company, the Corporation is a separate legal entity from the Bank and does not have significant operations of its own. We currently depend upon the Bank’s cash and liquidity to pay dividends to our shareholders. We cannot assure you that in the future the Bank will have the capacity to pay dividends to the Corporation. Various statutes and regulations limit the availability of dividends from the Bank. It is possible; depending upon the Bank’s financial condition and other factors, that the Bank’s regulators could assert that payment of dividends by the Bank to the Corporation is an unsafe or unsound practice. In the event that the Bank is unable to pay dividends to the Corporation, the Corporation may not be able to pay dividends to its shareholders

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Corporation’s headquarters is located in the main office of F&M Trust at 20 South Main Street, Chambersburg, Pennsylvania. This location also houses a community banking office as well as operational support services for the bank. The Corporation owns or leases thirty-one properties in Franklin, Cumberland, Fulton and Huntingdon Counties, Pennsylvania as described below:

Property	Owned	Leased
Community Banking Offices	17	6
Remote ATM Sites	—	3
Other Properties	4	1

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

The range of high and low bid prices is shown in the following table for the years 2006 and 2005, as well as cash dividends declared for those periods. The bid quotations reflect interdealer quotations, do not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions. The closing price of Franklin Financial Services Corporation common stock recorded from an actual transaction on December 31, 2006 was $27.30. The Corporation had 2,175 shareholders of record as of December 31, 2006.

Market and Dividend Information
Bid Price Range Per Share

	2006			2005
			Dividends			Dividends
	High	Low	Declared	High	Low	Declared
	(Dollars per share)
First quarter	$26.00	$24.40	$0.24	$27.50	$26.35	$0.23
Second quarter	25.75	25.00	0.25	26.25	24.50	0.24
Third quarter	26.25	25.15	0.25	25.50	24.05	0.24
Fourth quarter	27.75	26.00	0.25	25.50	24.10	0.24
			$0.99			$0.95

For limitations on the Corporation’s ability to pay dividends, see “Supervision and Regulation—Regulatory Restrictions on Dividends” in Item 1 above.

The information related to equity compensation plans is incorporated by reference to the materials set forth under the heading “Executive Compensation—Compensation Tables” in the Corporation’s Proxy Statement for the 2007 Annual Meeting of Shareholders.

Common Stock Repurchases:

The following table represents the repurchase of issuer equity securities during the fourth quarter of 2006:

			Total Number of	Number of Shares
		Average	Shares Purchased	that May Yet Be
	Number of	Price Paid	as Part of Publicly	Purchased Under
Period	Shares Purchased	per Share	Announced Program	Program
October 2006	2,600	$27.18	2,600	89,400
November 2006	4,000	$27.10	4,000	85,400
December 2006	—	—	—	85,400
Total	6,600	$27.13	6,600

On July 13, 2006, the Board of Directors authorized the repurchase of up to 100,000 shares of the Corporation’s $1.00 par value common stock over a twelve-month period ending on July 12, 2007. The common shares of the Corporation will be purchased in the open market or in privately negotiated transactions. The Corporation uses the repurchased common stock (Treasury stock) for general corporate purposes including stock dividends and splits, employee benefit and executive compensation plans, and the dividend reinvestment plan. A plan approved in August 2005 that authorized the repurchase of up 50,000 shares expired in 2006.

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

Annual Meeting:

The Annual Shareholders’ Meeting will be held on Tuesday, April 24, 2007, at the Family Traditions Lighthouse Restaurant, 4301 Philadelphia Avenue, Chambersburg, Pennsylvania. The Business Meeting will begin at 10:30 a.m. followed by a luncheon.

Website:

www.franklinfin.com

Stock Information:

The following brokers are registered as market makers of Franklin Financial Services Corporation’s common stock:

Ferris Baker Watts	17 East Washington Street, Hagerstown, MD 21740	800/344-4413
RBC Dain-Rauscher	2101 Oregon Pike, Lancaster, PA 17601	800/646-8647
Boenning & Scattergood, Inc.	1700 Market Street, Suite 1420, Philadelphia, PA 19103-3913	800/883-1212
Ryan, Beck & Co.	3 Parkway, Philadelphia, PA 19102	800/223-8969
Morgan Keegan	Two Buckhead Plaza, 3050 Peachtree Road, NW, Suite 704 Atlanta, GA 30305	866-353-7522

Registrar and Transfer Agent:

The registrar and transfer agent for Franklin Financial Services Corporation is Fulton Bank, P.O. Box 4887, Lancaster, PA  17604.

Item 6. Selected Financial Data

Summary of Selected Financial Data

	2006	2005	2004	2003	2002
	(Dollars in thousands, except per share)
Summary of operations
Interest income	$40,902	$29,711	$24,809	$24,884	$27,388
Interest expense	19,956	12,173	8,819	9,057	11,801
Net interest income	20,946	17,538	15,990	15,827	15,587
Provision for loan losses	240	426	880	1,695	1,190
Net interest income after provision for loan losses	20,706	17,112	15,110	14,132	14,397
Noninterest income	8,257	6,995	7,093	7,740	5,903
Noninterest expense	19,296	17,058	15,996	14,659	13,531
Income before income taxes	9,667	7,049	6,207	7,213	6,769
Income tax	2,097	937	1,015	1,373	1,196
Net income	$7,570	$6,112	$5,192	$5,840	$5,573
Per common share
Basic earnings per share	$2.11	$1.82	$1.54	$1.74	$1.66
Diluted earnings per share	2.10	1.81	1.54	1.74	1.66
Regular cash dividends paid	0.99	0.95	0.88	0.82	0.75
Special cash dividends paid	—	—	—	—	0.20
Balance sheet data (end of year)
Total assets	$799,333	$621,357	$563,268	$549,702	$532,357
Loans, net	521,684	391,788	343,130	330,196	316,756
Deposits	595,295	456,799	399,896	372,431	371,887
Long-term debt	38,449	48,546	52,359	56,467	59,609
Shareholders’ equity	71,614	55,670	54,643	51,858	47,228
Performance measurements
Return on average assets	1.07%	1.03%	0.93%	1.09%	1.07%
Return on average equity	11.92%	11.13%	9.77%	11.80%	12.04%
Return on average tangible assets(1)	1.09%	1.03%	0.93%	1.09%	1.07%
Return on average tangible equity(1)	13.42%	11.13%	9.77%	11.80%	12.04%
Dividend payout ratio	47.03%	52.31%	56.82%	46.87%	57.31%
Average equity to average asset ratio	8.96%	9.28%	9.47%	9.25%	8.85%
Efficiency ratio(2)	63.06%	66.39%	66.24%	60.23%	60.51%
Trust assets under management (market value)	$538,152	$411,165	$410,491	$337,796	$351,970

(1)          See Item 7 for definition of non-GAAP measurements.

(2)          Efficiency ratio: Noninterest expense / (Tax equivalent net interest income plus noninterest income less security gains)

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

The analysis has two components, specific and general allocations. Collateral values discounted for market conditions and selling costs are used to establish specific allocations. The Bank’s historical loan loss experience, loan administration factors, and general economic conditions are used to establish general allocations for the remainder of the portfolio.  The allowance for loan losses was $6.9 million at December 31, 2006.

Management monitors the adequacy of the allowance for loan losses on an ongoing basis and reports its adequacy assessment monthly to the Board of Directors, and quarterly to the Audit Committee.

Mortgage Servicing Rights—The Bank lends money to finance residential properties for its customers. Due to the volume of fixed rate mortgage loans originated annually by the Bank, the Bank chooses not to keep these loans on its balance sheet. As a result, many of the originated mortgage loans are sold on the secondary market, primarily to Federal National Mortgage Association (FNMA). Although the Bank has chosen to sell these loans, its practice is to retain the servicing of these loans. This means that the customers whose loans have been sold to the secondary market make their monthly payments to the Bank.

As required by Statement of Financial Accounting Standard No. 140, “ Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”, upon the sale of mortgage loans, the Bank capitalizes the value allocated to the servicing rights in other assets and makes a corresponding entry to other income from mortgage banking activities. The capitalized servicing rights are amortized against noninterest income in proportion to, and over the periods of, the estimated net servicing income of the underlying financial assets.

Capitalized servicing rights are carried at the lower of cost or market and are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. The rights are deemed to be impaired when the fair value of the rights is less than the amortized cost. If impaired, the Bank records a charge against noninterest income from mortgage banking activities through a mortgage servicing rights valuation allowance. The amount charged to the valuation allowance can be reversed in future periods if the rights are determined to no longer be impaired. However, the amount of impairment reversed may not exceed the balance of the valuation allowance.

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

The interest rate swaps are recorded on the balance sheet at fair value as an asset or liability. To the extent the swaps are effective in accomplishing their objectives, changes in the fair value are recorded in other comprehensive income. To the extent the swaps are not effective, changes in fair value are recorded in interest expense. Cash flow hedges are determined to be highly effective when the Bank achieves offsetting changes in the cash flows of the risk being hedged. The Bank measures the effectiveness of the hedges on a quarterly basis and it has determined the hedges are highly effective. Fair value is heavily dependent upon the market’s expectations for interest rates over the remaining term of the swaps.

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

Stock based Compensation—The Corporation has two stock compensation plans in place consisting of an Employee Stock Purchase Plan (ESPP) and an Incentive Stock Option Plan (ISOP).

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

The Corporation implemented Statement No. 123(R) in the first quarter of 2006 under the modified prospective method. In  2006, $127 thousand was recognized as compensation expense. This expense is related to options granted in February 2006 under the Corporation’s Incentive Stock Option Plan of 2002 and for options issued in July under the Corporation’s Employee Stock Purchase Plan. The compensation expense for both awards has been fully expensed in 2006.

Prior to the implementation of FASB Statement No. 123(R), stock options were accounted for under Accounting Principal Bulletin (APB) No. 25. Under APB 25, no compensation expense was recognized related to these options. Had compensation expense for the plans been recognized in accordance with Statement No. 123(R) in 2005 and 2004, the Corporation’s net income and per share amounts would have been reduced. Note 1 of the accompanying financial statements provides additional information about stock option expense.

The Corporation calculates the compensation cost of the options by using the Black-Scholes method to determine the fair value of the options granted. In calculating the fair value of the options, the Corporation makes assumptions regarding the risk-free rate of return, the expected volatility of the Corporation’s common stock, dividend yield and the expected life of the option. These assumptions are made independently for the ESPP and the ISOP and if changed would impact the compensation cost of the options and the pro-forma impact to net income.

GAAP versus Non-GAAP Presentations—The Corporation supplements its traditional GAAP measurements with Non-GAAP measurements. The Non-GAAP measurements include Return on Average Tangible Assets and Return on Average Tangible Equity. The purchase method of accounting was used to record the acquisition of Fulton Bancshares Corporation. As a result, intangible assets (primarily goodwill and core deposit intangibles) were created. The Non-GAAP disclosures are intended to eliminate the effects of the intangible assets and allow for better comparisons to periods when such assets did not exist. The following table shows the adjustments made between the GAAP and NON-GAAP measurements:

GAAP Measurement	Calculation
Return on Average Assets	Net Income / Average Assets
Return on Average Equity	Net Income / Average Equity

Non- GAAP Measurement	Calculation
Return on Average Tangible Assets	Net Income plus Intangible Amortization / Average Assets less Average Intangible Assets
Return on Average Tangible Equity	Net Income plus Intangible Amortization / Average Equity less Average Intangible Assets

Results of Operations

Management’s Overview

The following discussion and analysis is intended to assist the reader in reviewing the financial information presented and should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein.

The highlight for Franklin Financial Services Corporation in 2006 was the acquisition of Fulton Bancshares Corporation that closed on July 1, 2006. The acquisition added approximately $123 million in assets and 6 community-banking offices to the Corporation’s franchise. The Corporation now has twenty-three community banking offices in 4 counties in south central Pennsylvania. The effect of the acquisition was included in the Corporation’s financial statements beginning on July 1, 2006 and historical financial results have not been restated.

Franklin Financial Services Corporation reported net income of $7.6 million and diluted earnings per share of $2.10 for 2006. These results show a strong improvement from 2005 when net income was $6.1 million and diluted earnings per share were $1.81. Return on average assets (ROA) improved from 1.03% in 2005 to 1.07% in 2006. Likewise, return on average equity (ROE) improved from 11.13% in 2005 to 11.92% in 2006. For 2006, return on tangible assets was 1.09% and return on tangible equity was 13.42%.

Tax equivalent net interest income increased from $18.9 million in 2005 to $22.5 million in 2006. The 2006 net interest margin remained the same as in 2005 at 3.45%.  The provision for loan losses was $240 thousand in 2006 and represents the third consecutive year that the Corporation was able to reduce its provision expense.

Noninterest income was up 18% in 2006 reaching $8.3 million compared to $7.0 million the prior year. All categories of noninterest income increased from the prior year except for mortgage banking fees. Noninterest expense was $19.3 million, an increase of $2.2 million from 2005. All categories of noninterest expense increased from the prior year with the largest dollar increase in the salary and benefits category.

Total assets of the Corporation grew approximately $178 million to $799.3 million at December 31, 2006 compared to $621.4 million at December 31, 2005. Total loans grew by approximately $130 million and deposits grew by approximately $138 million over the prior year-end.

A more detailed discussion of the areas that had the greatest affect on reported results follows.

Net Interest Income

The most important source of the Corporation’s earnings is net interest income, which is defined as the difference between income on interest-earning assets and the expense of interest-bearing liabilities supporting those assets. Principal categories of interest-earning assets are loans and securities, while deposits, securities sold under agreements to repurchase (Repos), short-term borrowings and long-term debt are the principal categories of interest-bearing liabilities. For the purpose of this discussion, net interest income is adjusted to a fully taxable-equivalent basis (refer to Table 1). This adjustment facilitates performance comparisons between taxable and tax-free assets by increasing the tax-free income by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the Corporation’s 34% Federal statutory rate. The components of net interest income are detailed in Tables 1, 2 and 3.

2006 versus 2005:

In  2006, the Corporation continued to deal with the challenges of continued rate increases by the Federal Reserve Open Market Committee and a yield curve that remained flat or even inverted during the year. During 2006 the federal funds rate increased 4 times and ended the year at 5.25%. The last increase in the federal funds rate in June 2006 was the last of seventeen consecutive rate increases, dating back to June 2004.  Despite an interest rate environment that was not beneficial to banking, tax equivalent net interest income increased from $18.9 million in 2005 to $22.5 million in 2006. The Corporation was also able to maintain its net interest margin at 3.45% for 2006, during a time when many banks continued to see a compression of the net interest margin.

Tax equivalent interest income increased $11.4 million in 2006 from 2005 and totaled $42.5 million for the year. Of the increase, $9.3 million was from the loan portfolio and the remainder primarily from the investment portfolio. Within the loan portfolio, approximately two-thirds of the increase in loan interest came as a result of an increase in the average balance of loans during the year. Average loan outstandings increased approximately $89 million year-over-year, in part due to the acquisition. The Bank’s commercial loan portfolio also contributed to the increase in loan interest because many of these loans were variable rate loans tied to short-term rates. As the federal funds rate increased, other short-term rates increased and variable rate commercial loans repriced to higher rates. The yield on the loan portfolio increased from 6.27% in 2005 to 7.07% in 2006. The increase in interest income from investments was due primarily to rate factors as compared to the prior year as the yield on the portfolio improved to 5.11% in 2006 versus 4.39% the prior year. Overall, the yield on earning assets was 6.51% in 2006 and 5.67% in 2005.

Interest expense totaled $20.0 million in 2006, an increase of $7.8 million over the prior year. Interest on deposits accounted for $6.7 million of the total increase in interest expense. The primary driver of the increase in deposit expense was the Bank’s Money Management product. Interest expense on this product increased $4.1 million year-over-year. This increase was nearly evenly split between an increase due to volume and an increase due to rate. The average balance of this product increased approximately $63 million over the prior year and is indexed to short-term interest rates. As such, the cost of this product increased during 2006 as short-term rates continued to increase during the year. Also contributing to the increase in interest expense was the increased expense of time deposits and securities sold under agreements to repurchase (Repos) as compared to 2005. The cost of interest-bearing liabilities increased to 3.56 % in 2006 from 2.63% in 2005.

Tax equivalent net interest income increased $3.6 million in 2006 as compared to 2005. In total, nearly all of this increase was attributable to approximately $118 million of growth in the average balance sheet during 2006. Table 2 presents the changes in net interest income that were attributable to changes in balance sheet size or changes in interest rates as compared to the prior year.

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

Table 1. Net Interest Income

Net interest income, defined as interest income less interest expense, is shown in the following table:

	2006	% Change	2005	% Change	2004	% Change
	(Dollars in thousands)
Interest income	$40,902	37.67%	$29,711	19.76%	$24,809	-0.30%
Interest expense	19,956	63.94%	12,173	38.03%	8,819	-2.63%
Net interest income	20,946	19.43%	17,538	9.68%	15,990	1.03%
Tax equivalent adjustment	1,563		1,384		1,331
Tax equivalent net interest income	$22,509	18.96%	$18,922	9.24%	$17,321	1.36%

Table 2 attributes increases and decreases in components of net interest income either to changes in average volume or to changes in average rates for interest-earning assets and interest-bearing liabilities. Numerous and simultaneous balance and rate changes occur during the year. The amount of change that is not due solely to volume or rate is allocated proportionally to both.

Table 2. Rate-Volume Analysis of Net Interest Income

	2006 Compared to 2005			2005 Compared to 2004
	Increase (Decrease) due to:			Increase (Decrease) due to:
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest earned on:
Interest-bearing obligations in other banks and Federal funds sold	$137	$176	$313	$6	$158	$164
Investment securities
Taxable	102	1,238	1,340	232	737	969
Nontaxable	562	(177)	385	(11)	145	134
Loans	6,074	3,258	9,332	1,305	2,383	3,688
Total net change in interest income	$6,875	$4,495	$11,370	$1,532	$3,423	$4,955
Interest expense on:
Interest-bearing checking	2	82	84	11	73	84
Money market deposit accounts	2,392	1,705	4,097	479	1,306	1,785
Savings accounts	(3)	194	191	(7)	85	78
Time deposits	1,052	1,323	2,375	160	480	640
Securities sold under agreements to repurchase	624	1,104	1,728	90	1,010	1,100
Short-term borrowings	(38)	26	(12)	(240)	102	(138)
Long-term debt	(582)	(98)	(680)	(142)	(53)	(195)
Total net change in interest expense	3,447	4,336	7,783	351	3,003	3,354
Increase in interest income	$3,428	$159	$3,587	$1,181	$420	$1,601

Nonaccruing loans are included in the loan balances. All nontaxable interest income has been adjusted to a tax-equivalent basis, using a tax rate of 34%.

Table 3. Analysis of Net Interest Income

	2006			2005			2004
			Average			Average			Average
	Average	Income or	yield/	Average	Income or	yield/	Average	Income or	yield/
	balance	expense	rate	balance	expense	rate	balance	expense	rate
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing obligations of other banks and federal funds sold	$ 11,302	$ 587	5.19%	$ 8,026	$ 274	3.41%	$ 7,645	$ 110	1.44%
Investment securities
Taxable	131,726	5,934	4.50%	128,907	4,594	3.56%	121,486	3,625	2.98%
Nontaxable	43,688	3,024	6.92%	35,685	2,639	7.40%	35,841	2,505	6.99%
Loans	465,314	32,920	7.07%	375,927	23,588	6.27%	353,638	19,900	5.63%
Total interest-earning assets	652,030	42,465	6.51%	548,545	31,095	5.67%	518,610	26,140	5.04%
Other assets	57,777			43,173			42,640
Total assets	$ 709,807			$ 591,718			$ 561,250
Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$ 76,230	$ 390	0.51%	$ 75,645	$ 306	0.40%	$ 72,118	$ 222	0.31%
Money market deposit accounts	169,560	7,356	4.34%	106,681	3,259	3.05%	83,911	1,474	1.76%
Savings	52,881	532	1.01%	53,410	341	0.64%	54,782	263	0.48%
Time	149,618	6,140	4.10%	120,087	3,765	3.14%	114,431	3,125	2.73%
Total interest-bearing deposits	448,289	14,418	3.22%	355,823	7,671	2.16%	325,242	5,084	1.56%
Securities sold under agreements to repurchase	69,231	3,303	4.77%	52,149	1,575	3.02%	44,805	475	1.06%
Short term borrowings	1,075	49	4.61%	2,133	61	2.86%	13,327	199	1.49%
Long term debt	41,601	2,186	5.25%	52,622	2,866	5.45%	55,218	3,061	5.54%
Total interest-bearing liabilities	560,196	19,956	3.56%	462,727	12,173	2.63%	438,592	8,819	2.01%
Noninterest-bearing deposits	79,154			69,058			63,750
Other liabilities	6,918			5,033			5,740
Shareholders’ equity	63,539			54,900			53,168
Total liabilities and shareholders’ equity	$ 709,807			$ 591,718			$ 561,250
Tax equivalent net interest income/Net interest margin		22,509	3.45%		18,922	3.45%		17,321	3.34%
Tax equivalent adjustment		(1,563)			(1,384)			(1,331)
Net interest income		$ 20,946			$ 17,538			$ 15,990

All amounts have been adjusted to a tax-equivalent basis using a tax rate of 34%.

Investments include the average unrealized gains or losses.

Loan balances include nonaccruing loans, loans held for sale and are gross of allowance for loan losses.

Provision for Loan Losses

For the third consecutive year, the Corporation was able to reduce its provision for loan loss expense. The provision expense in 2006 was $240 thousand, $426 thousand in 2005 and $880 thousand in 2004. The Corporation recorded net loan charge-offs of $184 thousand in 2006. This reversed the previous two-year trend of recording net recoveries (more previously charged-off loans were recovered than loans charged off). Net recoveries were $90 thousand in 2005 and $256 thousand in 2004. Management performs a monthly analysis of the loan portfolio considering current economic conditions and other relevant factors to determine the adequacy of the allowance for loan losses and the provision for loan losses.  For more information, refer to the asset quality discussion and Tables 11, 12 and 13.

Noninterest Income and Expense

2006 versus 2005:

After remaining flat from 2004 to 2005, the Corporation recorded a 19.5% increase in noninterest income (excluding securities gains) from 2005 to 2006. Noninterest income, excluding securities gains, was $8.1 million in 2006, an increase of $1.3 million over 2005. Every major line item on noninterest income increased during the year except for mortgage banking fees. The Bank’s Investment and Trust Services Department takes a comprehensive approach to meeting the financial needs of its customers by offering everything from estate planning to personal investment planning and insurance. Fee income from these services totaled $3.3 million in 2006, an increase of $437 thousand over the prior year. Average trusts assets under management increased from the previous year and helped generate additional fee income from recurring services. Fee income from estate settlements also increased as the department handled several large estates.

Service charges and fees increased $533 thousand over the prior year. Commercial loan fees were up approximately $142 thousand during the year as the Bank continued to emphasize commercial loan production. Residential mortgage originations declined again in 2006 and as a result, mortgage fees fell from 2005. The consumer debt protection product that provides debt protection in the event of death, disability or involuntary unemployment continued to be popular and fee income from this product was higher in 2006 than in 2005. Deposit fees increased by approximately $179 thousand, driven primarily by fees and services charges on retail deposit accounts. Commercial deposit fees fell from the prior year as the continued rise in short-term interest rates generated higher earnings credits for commercial deposit customers. These credits are used to pay for deposit services and a higher credit results in lower fee income for the Bank. The usage of debit cards continued to increase resulting in an increase in fee income of approximately $100 thousand.

The Bank is active in residential mortgage banking activities, primarily the sale of originated mortgage loans and the servicing of these mortgage loans. The Bank believes it strengthens the relationship with the customer by retaining the servicing of the originated mortgage loan. Mortgage banking fees fell by $302 thousand from 2005 to 2006. In 2006, the Bank recorded an impairment charge on mortgage serving rights of $88 thousand while in 2005, $160 thousand of previously recorded impairment charges were reversed. This year-to-year swing negatively affected mortgage-banking fees in 2006 by $240 thousand. The Bank also recorded less gains on mortgage sales in 2006 due to a lower volume of mortgage sales.

The Corporation has an investment in American Home Bank, N.A, (AHB). The Corporation owns approximately 21% of the voting stock of this bank and accounts for this investment utilizing the equity method of accounting. In 2006, the Corporation recorded a loss of $21 thousand compared to a loss of $44 thousand in 2005 from this investment. In 2005, the Bank owned 25% of a mortgage banking company that it accounted for using the equity method of accounting. The Bank recorded a loss of $482 thousand in 2005 as the company ceased operations in the first quarter of 2005 and the Bank wrote-off its remaining investment in the company in 2005. The Bank recorded a loss of $26 thousand in 2006 from this mortgage banking company as part of the final legal expense of dissolving the company.

Other income in 2006 included $120 thousand from life insurance proceeds and $101 thousand in 2005 from the sale of real estate previously held for expansion. Security gains in 2006 were $165 thousand and were generated from the Corporation’s equity investment portfolio.

Noninterest expense was $19.3 million in 2006, an increase of $2.2 million from the prior year. All major line items of noninterest expense increased year-over-year. Salaries and benefits showed the largest dollar change, increasing from $8.8 million in 2005 to $9.8 million in 2006. An increase in the number of employees during 2006 was responsible for the increase in salary expense. Benefit expenses were up across the board and included an expense of $127 thousand for stock option compensation that was not incurred in 2005. A severance payment made in 2005 was not incurred in 2006 and this reduction somewhat offset the other increases in benefits. Occupancy expense increased due to adding a de-novo community office and the addition of community offices from the acquisition. Advertising expenses were higher in 2006 as the bank celebrated its 100th Anniversary, opened a new community office and began advertising and promotion in new markets. Legal and professional fees increased modestly from 2005 due primarily to increased costs of internal and external audits. The Corporation continues to face increased compliance, accounting and regulatory costs. In 2006, the Bank recorded an expense of $181 thousand for amortization of its core deposit intangible assets. However, the amortization of another intangible asset ended in 2006 (see Note 8 of the accompanying financial statements for additional information on intangible assets). Other noninterest expense increased $214 thousand in 2006 over the prior year. This increase was driven by increases in charitable donations, postage, loan collection and telephone expense. Also included in other expense was $116 thousand of merger related costs.

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

In 2005, the Bank owned 25% of a mortgage banking company that it accounted for using the equity method of accounting. The Bank recorded a loss of $482 thousand from its investment in this company in 2005. This loss includes the Bank’s 25% share of operational loss incurred by the company, plus a write-off of $108 thousand, representing the remaining investment on the Bank’s balance sheet. This loss was partially offset by fee income of $14 thousand and an increase in net interest income of $31 thousand from services provided to the mortgage banking company by the Bank. The Bank also recorded a loss on this investment of $348 thousand in 2004. During the first quarter of 2005, the mortgage banking company ceased operations. Since the Bank had written off its investment in this company, it does not expect to recognize any future losses from ongoing operations. However, there maybe certain expenses associated with the disposition of the company assets for which the Bank established an expense reserve of $76 thousand in 2005.  The Bank recognized a loss of $44 thousand in 2005 versus income of $46 thousand in 2004 from its investment in American Home Bank, N.A.

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

Other noninterest expense increased $361 thousand in 2005 to $2.8 million for the year. Most of the expenses in this category for 2005 did not change significantly from 2005 to 2004. However, there were several nonrecurring expenses that produced most of the $361 thousand increase in other expense. These nonrecurring items include: a $57 thousand loss on the sale of real estate that was no longer used by the Bank, $76 thousand reserve for final costs associated with the dissolution of the mortgage banking company, and a $169 thousand prepayment penalty incurred on the prepayment of two high interest rate Federal Home Loan Bank loans.

Provision for Income Taxes

Federal income tax expense for 2006 was $2.1 million compared to $937 thousand in 2005 and $1.0 million in 2004. The Corporation’s effective tax rate for the years ended December 31, 2006, 2005 and 2004 was 21.6%, 13.3% and 16.4%, respectively. The increase in income tax and the effective tax rate in 2006 over the prior year is due to a 37% increase in pre-tax income and a non-recurring tax event that occurred in 2005. During the first quarter of 2005, the Corporation reversed income tax expense when it became apparent that an accrual for additional taxes was no longer warranted. This reversal was responsible for the lower than normal income tax expense and effective tax rate in 2005. If this reversal had not occurred, the Corporation’s effective rate for 2005 would have been 18.0%. For a more comprehensive analysis of Federal income tax expense refer to Note 12 of the accompanying financial statements.

Financial Condition

One method of evaluating the Corporation’s condition is in terms of its sources and uses of funds. Assets represent uses of funds while liabilities represent sources of funds. At December 31, 2006, total assets reached $799.3 million, an increase of $178 million, or 29% compared to $621.4 million at December 31, 2005. Total deposits increased 30% during 2006 ending the year at 595.3 million. Table 3 presents average balances of the Corporation’s assets and liabilities over a three-year period. The following discussion on financial condition will reference the average balance sheet in Table 3 unless otherwise noted.

Investment Securities:

The investment portfolio serves as a mechanism to invest funds if funding sources out pace lending activity and is a component of the Bank’s asset liability strategy. The Corporation invests in taxable and tax-free debt securities and equity securities as part of its investment strategy. The mix of taxable and tax-free debt securities are determined by the Bank’s Investment Committee and investing decisions are made as a component of balance sheet management. The equity portfolio is considered to be longer-term with a focus on capital appreciation. Tables 4 and 5 provide additional detail about the investment portfolio. All securities are classified as available for sale.

Investment securities averaged $175.4 million in 2006 compared to $164.6 million in 2005. The percentage mix of taxable and tax-free securities remained virtually the same from the prior year. Investment opportunities were not very attractive as the Treasury yield curve was flat or even inverted during the year and short-term rates were better than long-term rates. During 2006, the investment activity centered on reinvesting maturing and pre-paying cash flows. Investments purchased included U.S. Agency, tax-free and mortgage-backed securities and were undertaken in the context of the total risk/return make-up of the portfolio. The yield on the portfolio was 5.11% in 2006 versus 4.39% in 2005. The portfolio was not affected by the acquisition of Fulton as all of its investments were liquidated prior to closing.

At December 31, 2006, the investment portfolio contained $94.2 million of temporarily impaired securities with $817 thousand in unrealized losses. For these securities, Management applies a systematic methodology in order to perform an assessment of the potential for “other-than-temporary” impairment. Generally, those securities with unrealized losses included in the portfolio are investment grade debt securities. In the case of debt securities, investments considered for “other-than-temporary” impairment: (1) had a specified maturity or repricing date; (2) were generally expected to be redeemed at par, and (3) were expected to achieve a recovery in market value within a reasonable period of time. Consequently, the impairments identified on debt securities and subjected to the assessment at December 31, 2006 were deemed to be temporary and required no further adjustment to the financial statements. Management believes that the unrealized losses on debt securities were entirely attributable to changes in interest rates in periods subsequent to the acquisition of the securities, and did not reflect any deterioration of the credit worthiness of the issuing entities. Equity securities are assessed for “other-than-temporary” impairment based on the length of time of impairment and dollar amount of the impairment. The impairment on equity securities at December 31, 2006 was deemed to be temporary and required no further adjustment to the financial statements.

Table 4. Investment Securities at Amortized Cost

The following tables present amortized costs of investment securities by type at December 31 for the past three years

	2006	2005	2004
	(Dollars in thousands)
Equity Securities	$ 4,411	$ 4,393	$ 4,167
U.S. Treasury securities and obligations of U.S. Government agencies	74,267	77,035	51,605
Obligations of state and political subdivisions	51,138	38,123	38,869
Corporate debt securities	9,864	9,961	12,974
Mortgage-backed securities	45,339	22,384	29,892
Asset backed securities	1,919	10,815	21,261
	$ 186,938	$ 162,711	$ 158,768

Table 5. Maturity Distribution of Investment Portfolio

The following presents an analysis of investment securities at December 31, 2006 by maturity, and the weighted average yield for each maturity presented. The yields presented in this table are calculated using tax-equivalent interest and the amortized cost.

	One year or less		After one year through five years		After five years through ten years		After ten years		Total
	Fair		Fair		Fair		Fair		Fair
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
(Dollars in thousands)
Available for Sale
U.S. Treasury securities & obligations of
U.S. Government agencies	$43,642	4.05%	$18,493	5.09%	$11,613	5.57%	$649	6.50%	$74,397	4.57%
Obligations of state & political subdivisions	—	—	3,030	7.24%	22,673	7.14%	26,590	7.12%	52,293	7.14%
Corporate debt securities	—	—	3,036	5.85%	1,043	6.55%	6,139	6.77%	10,218	6.47%
Mortgage-backed securities	—	—	6,344	3.93%	8,897	4.67%	29,764	5.29%	45,005	4.98%
Asset-backed securities	100	5.07%	—	0.00%	1,398	5.93%	419	5.62%	1,917	5.55%
	$43,742	4.05%	$30,903	5.14%	$45,624	6.21%	$63,561	6.21%	$183,830	5.52%

Loans:

At December 31, 2006, gross portfolio loans were $528.5 million versus $397.2 million one-year prior. During 2006, gross portfolio loans averaged $462.1 million compared to $372.1 million in 2005, an increase of 24.2% year-over-year. Tables 6 and 7 provide additional information on the Bank’s loan portfolio.

Commercial loan activity continued to be strong in 2006 and resulted in approximately $155 million in commercial loan originations, compared to $133 million in 2005. Average commercial loans outstanding in 2006 were $265.3 million, an increase of $58.4 million over the 2005 average of $206.9 million. The Bank continues to aggressively pursue commercial lending opportunities in its market and loan participations in south central Pennsylvania. As part of its effort to attract commercial loan business, the Bank added a staff of small business lenders located at key community offices throughout its market area.  Commercial lending products offered by the Bank include fixed and variable rate loans, lines-of-credit and letter-of-credits. The commercial loan portfolio yielded 7.53% in 2006 compared to 6.58% during the prior year.

Table 6. Loan Portfolio

The following table presents an analysis of the Bank’s loan portfolio for each of the past five years:

	December 31
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Real estate (primarily first mortgage residential loans)	$113,846	$79,671	$92,703	$105,517	$99,104
Real estate—residential construction	523	4,622	3,968	4,244	2,886
Commercial, industrial and agricultural	305,435	227,864	183,028	165,936	163,618
Consumer (including home equity lines of credit)	108,730	85,033	68,317	58,249	55,453
Total loans	528,534	397,190	348,016	333,946	321,061
Less: Allowance for loan losses	(6,850)	(5,402)	(4,886)	(3,750)	(4,305)
Net loans	$521,684	$391,788	$343,130	$330,196	$316,756

The Bank’s residential mortgage portfolio averaged $101.1 million in 2006, an increase of approximately $10 million over the average balance in 2005. The increase is attributable to the mortgage loans added from the acquisition of Fulton. Prior to the acquisition, the Bank had continued to see its mortgage portfolio decline from 2005. The Bank sells most of its mortgage production in the secondary market and it expects balances to continue to run-off as prepayments and refinancing continue to outpace growth in the portfolio. In 2006, the Bank closed approximately $37 million in mortgage loans compared to approximately $42 million in 2005. The Bank sold approximately $24 million of mortgage loans to Federal National Mortgage Association (FNMA) in 2006, a decline in sales volume from the 2005 sales of approximately $28 million. The 2006 sales resulted in gains of  $279 thousand in 2006. The mortgage portfolio yielded 6.10% in 2006 versus 5.69% in 2005. At December 31, 2006 mortgages loans held for sale were $2.6 million and are not considered part of the Bank’s mortgage loan portfolio.

During 2006, consumer loans averaged $95.2 million compared to $74.5 million in 2005, an increase of 28% year-over-year. The Bank originated approximately $63 million in consumer loans during 2006. The 2006 consumer loan production was 15% higher than production in 2005. Home equity loans accounted for 54% of the total consumer loan originations in 2006. The Bank normally offers a very competitive home equity loan product and it was supplemented with loan promotions during the year in order to increase production. Other direct and indirect consumer loan balances remained flat year-over-year as competition from captive lenders, such as financing offered by automobile dealers, continued to increase. The average balance of outstanding home equity lines-of-credit increased 25% year-over-year, as some consumers prefer the flexibility of a line-of-credit rather than a term loan.

The yield on the Bank’s total loan portfolio improved to 7.07% in 2006 from 6.27% in 2005. Much of this increase was the result of variable rate commercial loans continuing to reprice up as short-term rates moved up during the first half of 2006.

Table 7. Maturities and Interest Rate Terms of Selected Loans

Stated maturities (or earlier call dates) of selected loans as of December 31, 2006 are summarized in the table below. Residential mortgage and consumer loans are excluded from the presentation.

		After
		one year
	Within	but within	After
	one year	five years	five years	Total
	(Dollars in thousands)
Loans:
Real estate—construction	$523	$—	$—	$523
Commercial, industrial and agricultural	53,621	129,410	122,404	305,435
	$54,144	$129,410	$122,404	$305,958

The following table shows the above loans that have predetermined interest rates and the loans that have variable interest rates at December 31, 2006:

	After
	one year
	but within	After
	five years	five years
Loans with predetermined rates	$44,950	$90,027
Loans with variable rates	84,460	32,377
	$129,410	$122,404

Deposits and Borrowings:

The Corporation continues to rely on deposits as its primary source of funds. The Bank offers numerous deposit products through its community offices. Total deposits were $595.3 million on December 31, 2006. This balance is 30% higher than the 2005 year-end balance of $456.8 million. Deposit balances averaged $527.4 million during 2006, 24% higher than the average balance of  $424.9 million in 2005.

Noninterest-bearing demand deposit accounts represent a very valuable funding source to the Bank. These accounts increased approximately $10 million on average from 2005 to 2006. The average balance of these accounts was $79.2 million in 2006 compared to $69.1 million in 2005. Interest-bearing checking accounts were virtually unchanged year-over-year, recording an increase in average balances of less than 1%. Savings accounts declined by approximately $500 thousand on average from 2005 to 2006. Additional savings accounts from the acquisition were the only factor that prevented this account balance from showing a larger decline. As the rate on savings accounts remained low, customers have been looking for higher yielding products. The Bank’s Money Management product proved to be attractive to many customers (both existing and new) during 2006. This product is indexed to short-term interest rates and as such paid a market rate throughout the year. The average balance of the Money Management product was $162.8 million in 2006, an increase of approximately 60% over the prior year. This product not only generated a large number of new accounts, but the Bank also saw the size of the average account increase during the year. Time deposits averaged $149.6 million in 2006, approximately $30 million higher than in 2005. Much of this growth was the result of the acquisition. The cost of interest-bearing deposits increased from 2.16% in 2005 to 3.22% in 2006. The Money Management product showed the greatest increase in cost year-over-year. Competition from other local financial institutions and internet banks and brokerages will continue to be a challenge for the Corporation in its efforts to attract new and retain existing deposit accounts. This competition is not expected to lessen in the future.

Table 8. Time Deposits of $100,000 or More

The maturity of outstanding time deposits of $100,000 or more at December 31, 2006 is as follows:

Amount
(Dollars in thousands)
Maturity distribution:
Within three months	$8,329
Over three through six months	7,456
Over six through twelve months	8,583
Over twelve months	10,905
Total	$35,273

In addition to deposits, the Bank uses securities sold under repurchase agreements (Repo) and borrowings from the Federal Home Loan Bank of Pittsburgh (FHLB) as a funding source. The Repo is part of a cash management product offered to commercial and municipal depositors and is very attractive within the Bank’s market. This product had an average balance of $69.2 million in 2006, 33% higher than the 2005 average balance of $52.1 million.  The Bank also saw a 23% increase in the number of open accounts during the year. The average cost of this product was 4.77% in 2006 versus 3.02% in 2005. This product is also indexed to short-term interest rates; therefore, its cost will change, as short-term rates change. The Bank also uses short-term borrowings from the FHLB to fund the overnight liquidity needs of the Bank; as such, these balances may fluctuate greatly. Table 9 provides additional information about short-term borrowings.

Table 9. Short-Term Borrowings and Securities Sold Under Agreements to Repurchase

The short-term borrowings are primarily overnight borrowings from the Federal Home Loan Bank of Pittsburgh. These borrowings are used to fund the short-term liquidity needs of the Bank. These borrowings reprice on a daily basis and the interest rates fluctuate with short-term market interest rates.

The Bank enters into sales of securities under agreements to repurchase as part of a cash management product offered to commercial customers. These are overnight borrowings by the Bank that are collateralized primarily with U.S. Government and U.S. Agency securities. These borrowings reprice weekly with an interest rate that is indexed to the federal funds rate.

	2006		2005		2004
	Short-Term	Repurchase	Short-Term	Repurchase	Short-Term	Repurchase
	Borrowings	Agreements	Borrowings	Agreements	Borrowings	Agreements
	(Dollars in thousands)
Ending balance	$6,700	$78,410	$4,000	$52,069	$9,200	$41,808
Average balance	1,075	69,231	2,133	52,149	13,327	44,805
Maximum month-end balance	6,700	79,999	7,450	64,867	25,400	51,130
Weighted-average interest rate	4.61%	4.77%	2.86%	3.02%	1.49%	1.06%

Long-term debt from the FHLB is comprised of term loans payable at maturity and amortizing advances. All of the loans have fixed interest rates. These loans are used on an as needed basis and are usually used for a specific funding purpose. The average balance of the long-term debt in 2006 was $41.6 million in 2006, down from $52.6 million in 2005. The decrease in the long-term debt balance was due primarily to scheduled maturities and amortization of existing loans. In addition, the Bank prepaid a $2.1 million FHLB loan with a high interest rate in 2006. The average cost of long-term debt in 2006 was 5.25%, down from 5.45% in 2005.  See Note 11 of the accompanying financial statements for more information.

Shareholders’ Equity:

Shareholders’ equity totaled $71.6 million at December 31, 2006 versus $55.7 million at December 31, 2005, an increase of $15.9 million. The acquisition of Fulton was responsible for adding $12.6 million to the Shareholders’ Equity. The Corporation issued 492,611 shares of its $1 par value common stock as part of the purchase price of the acquisition. The Corporation added $4.0 million to Shareholders Equity via retained earnings during 2006; however, this was somewhat offset by a decrease in accumulated other comprehensive income (AOCI) of $565 thousand. Most of the decrease in AOCI was the result of posting an accumulated pension liability of  $1.3 million in connection with the adoption of a new accounting standard (for more information see Note 15 of the accompanying financial statements.) Regular cash dividends per share declared by the Board of Directors in 2006 and 2005 totaled  $.99 and $.95, respectively, an increase of 4.2% in 2006.

The Board of Directors regularly authorizes the repurchase of the Corporation’s $1.00 par value common stock. The repurchased shares will be held as treasury shares available for issuance in connection with future stock dividends and stock splits, employee benefit plans, executive compensation plans, the Dividend Reinvestment Plan and other appropriate corporate purposes. The term of the repurchase plans is normally 1 year. The following table provides information regarding approved stock repurchase plans. For additional information on Shareholders’ Equity refer to Note 18 of the accompanying financial statements.

			Shares Repurchased Under
Plan	Expiration	Shares	Approved Plan
Approved	Date	Authorized	2006	Cost
		(Dollars in thousands)
July 13, 2006	July 12, 2007	100,000	14,600	$386
August 25, 2005	August 24, 2006	50,000	16,192	$414

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

Current regulatory capital guidelines call for a minimum leverage ratio of 4.0% and minimum Tier 1 and total capital ratios of 4.0% and 8.0%, respectively. Well-capitalized banks are determined to have leverage capital ratios greater than or equal to 5.0% and Tier 1 and total capital ratios greater than or equal to 6.0% and 10.0%, respectively. Table 10 presents the capital ratios for the consolidated Corporation at December 31, 2006, 2005 and 2004. At year-end 2006, the Corporation and its banking subsidiary exceeded all regulatory capital requirements. For additional information on capital adequacy refer to Note 2 of the accompanying financial statements.

Table 10. Capital Ratios

	December 31
	2006	2005	2004
Risk-based ratios
Total capital	11.91%	13.85%	14.74%
Tier 1	10.59%	12.58%	13.41%
Leverage Ratio	7.60%	8.89%	9.14%

Local Economy:

Economic conditions in the Corporation’s market area continued to remain strong in 2006. The unemployment rate in the Bank’s primary market continues to remain low. Two counties within the market tied for the lowest unemployment rate in the state for the month of December at 3.5%. Franklin County has held the lowest unemployment rate in the state for 19 of the last 20 months, as of December 31, 2006. Franklin County has ranked in the top three among the states sixty-seven counties for the lowest unemployment rate for more than three years. Over a five-year period, manufacturing jobs showed an 11.6% increase within the Bank’s market, compared to a 15.6% decline statewide over the same period. The south central part of Pennsylvania is economically one of the fastest growing areas in the state. The area continues to see growth moving in from the south (the Washington/Baltimore metro area) and from the north (Harrisburg area). As such, real estate prices climbed dramatically in 2005, but slowed during the second half of 2006. Warehousing and distribution companies have found the area attractive due to the ease of access to major highways and easy accessibility to large population centers on the east coast. The local economy is not overly dependent on any one industry or business.

The Corporation continues to watch the actions of the Federal Reserve Open Market Committee in its efforts to influence economic growth in the country.   Because the Bank derives the majority of its gross revenue from its net interest margin, changes in interest rates can have an effect on its earnings. The FOMC increased the federal funds target rate 4 times in 2006, with the rate ending the year at 5.25%. In 2005, the FOMC increased the federal funds target rate 8 times. Coupled with the increase in short-term rates, were mid and long-term rates that held steady or even fell in 2006. These changes resulted in a U.S. Treasury yield curve that was flat or even slightly inverted during the year. This type of yield curve environment is not conducive to Banks that have historically borrowed short-term and invested long-term. Many economists had predicted a reduction in the federal funds rate in the first half of 2007; forecasts now suggest any decrease may come later in the year, if at all. As such, the yield curve is expected to be flat for 2007.

Asset Quality:

Management monitors loan asset quality (risk of loss from lending activities) by continually reviewing four measurements: (1) watch loans, (2) delinquent loans, (3) foreclosed real estate (commonly referred to as other real estate owned or “OREO”), and (4) net-charge-offs. Management compares trends in these measurements with the Corporation’s internally established targets, as well as its national peer group’s average measurements.

Watch loans describe loans that are adversely criticized/classified where borrowers are experiencing weakening cash flow and may be paying loans with alternative sources of cash, for example, savings or the sale of unrelated assets. If this continues, the Corporation has an increasing likelihood that the borrower will need to liquidate collateral for repayment. Management emphasizes early identification and monitoring of these loans to proactively minimize any risk of loss. Watch loans include loans that are not delinquent as well as delinquent loans. From year-end 2005 to year-end 2006, the Corporation’s watch loans increased 86%, all of which were attributable to the acquisition of Fulton.

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

The Corporation’s 30-89 day average loan delinquency as a percent of total loans was 1.29% and 1.44% for the first and second quarter of 2006, respectively. These ratios compared unfavorably to the Corporation’s peer group and to the same periods in 2005. Management expected and   continues to expect that this unfavorable comparison will continue due to a block of loans purchased in mid-year 2005. These purchased loans historically repay in arrears, but provide a significantly higher yield and represent an exceptionally low risk of loss (11 basis points over a 10-year period). The Corporation’s third quarter average loan delinquency increased to 1.75% as a direct result of the Fulton acquisition. The Corporation successfully addressed many of the merger related delinquencies during the fourth quarter and ended the year at an average loan delinquency ratio of 1.28%.

Table 12 presents information about the Corporation’s nonperforming assets. After decreasing for two consecutive years, nonperforming assets increased to $2.3 million at December 31, 2006. Both nonaccrual loans and loans past due 90 days or more increased year-over-year. Likewise, the year-end 2006 nonperforming assets to total asset ratios have increased since the prior year-end. The increase in nonperforming assets was the result of the Fulton acquisition. Despite these increases, the Corporation does not anticipate increased risk of loss based on currently known facts. For the third consecutive year-end, the Corporation had no foreclosed real estate.

Charged-off loans usually result from: (1) a borrower being legally relieved of loan repayment responsibility through bankruptcy, (2) insufficient collateral sale proceeds to repay a loan; or (3) the borrower and/or guarantor does not own other saleable assets that, if sold, would generate sufficient sale proceeds to repay a loan.

In contrast to 2005, the Corporation charged-off more loans in 2006 than it recovered on current and prior period charged-off loans. Consequently, the Corporation’s net loan charge-offs as a percentage of average loans increased from (.02%) in 2005 compared to  .04% in 2006. Despite this increase, the Corporation’s net charge-off ratio compares very favorably to its peer group. During 2006, the allowance for loan losses increased 26% from $5.4 million at December 31, 2005 to $6.9 million at December 31, 2006. This increase resulted primarily from the addition of the Fulton allowance of $1.4 million. However, the merger-related loan portfolio growth caused the allowance for loan losses as a percentage of total loans to decrease from 1.36% at December 31, 2005 to 1.30% at December 31, 2006. Despite this decrease, the ratio compared favorably to peer group and Management is confident in the adequacy of the allowance for loan losses.   For more information on asset quality, refer to the following tables.

Table 11. Allocation of the Allowance for Loan Losses

The following table shows the allocation by dollar amount and percentage of the allowance for loan losses by major loan category:

	2006		2005		2004		2003		2002
	(Dollars in thousands)
Real Estate	$1,498	22%	$1,560	29%	$1,762	36%	$197	5%	$97	2%
Commercial, industrial and agricultural	4,902	72%	3,425	63%	2,629	54%	3,093	83%	3,716	86%
Consumer	450	6%	417	8%	495	10%	460	12%	492	12%
	$6,850	100%	$5,402	100%	$4,886	100%	$3,750	100%	$4,305	100%

The following table shows the percentage of the loans in each category to total loans at year end:

Percentage of gross loans outstanding by category	2006	2005	2004	2003	2002
Real Estate	22%	21%	28%	33%	32%
Commercial, industrial and agricultural	58%	58%	53%	50%	51%
Consumer	20%	21%	19%	17%	17%
	100%	100%	100%	100%	100%

Table 12. Nonperforming Assets

The following table presents an analysis of nonperforming assets for each of the past five years

	December 31
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Nonaccrual loans	$1,179	$206	$355	$483	$2,802
Loans past due 90 days or more and not included above	1,148	583	587	284	651
Total nonperforming loans	2,327	789	942	767	3,453
Foreclosed real estate	—	—	—	349	1,536
Total nonperforming assets	$2,327	$789	$942	$1,116	$4,989
Nonperforming loans to total loans	0.44%	0.20%	0.27%	0.23%	1.08%
Nonperforming assets to total assets	0.29%	0.13%	0.17%	0.20%	0.94%
Allowance for loan losses to nonperforming loans	294.37%	684.66%	518.68%	488.92%	124.67%

It is the Corporation’s policy to evaluate the probable collectibility of principal and interest due under terms of loan contracts for all loans 90 days or more past due or restructured loans. Further, it is the Corporation’s policy to discontinue accruing interest on loans that are not adequately secured and not expected to be repaid in full or restored to current status. Upon determination of nonaccrual status, the Corporation subtracts any current year accrued and unpaid interest from its income, and any prior year accrued and unpaid interest from the allowance for loan losses. The Corporation has no foreign loans.

Table 13. Allowance for Loan Losses

The following table presents an analysis of the allowance for loan losses for each of the past five years:

	December 31
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Balance at beginning of year	$5,402	$4,886	$3,750	$4,305	$4,051
Addition of Fulton allowance	1,392	—	—	—	—
Charge-offs:
Commercial, industrial and agricultural	—	(82)	(97)	(2,448)	(778)
Consumer	(288)	(203)	(205)	(107)	(202)
Real estate	(96)	—	—	(4)	(67)
Total charge-offs	(384)	(285)	(302)	(2,559)	(1,047)
Recoveries:
Commercial, industrial and agricultural	59	270	476	255	17
Consumer	99	75	72	33	40
Real estate	42	30	10	21	54
Total recoveries	200	375	558	309	111
Net (charge-offs) recoveries	(184)	90	256	(2,250)	(936)
Provision for loan losses	240	426	880	1,695	1,190
Balance at end of year	$6,850	$5,402	$4,886	$3,750	$4,305
Ratios:
Net loans charged-off (recovered) as a percentage of average loans	0.04%	-0.02%	-0.08%	0.68%	0.30%
Net loans charged-off (recovered) as a percentage of the provision for loan losses	76.67%	-21.13%	-29.09%	132.74%	78.66%
Allowance as a percentage of loans	1.30%	1.36%	1.40%	1.12%	1.34%

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

Another source of available liquidity for the Bank is a line of credit with the Federal Home Loan Bank of Pittsburgh (FHLB). At December 31, 2006, the Bank had approximately $201 million available on its line of credit with the FHLB that it could borrow to meet any liquidity needs. The Bank’s primary liquidity reserve at December 31, 2006 was $241.6 million. The reserve is comprised of the Bank’s unused borrowing capacity at FHLB plus its unpledged investment securities. The Bank regularly forecasts its liquidity needs through its asset/liability process and believes it can meet all anticipated liquidity demands.

Off Balance Sheet Commitments

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments.

Because these instruments have fixed maturity dates and many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation. Unused commitments and standby letters of credit totaled $120.3 million and $17.0 million, respectively, at December 31, 2006. Unused commitments and stand-by letters of credit totaled $86.7 million and $9.7 million, respectively, at December 31, 2005 (refer to Note 19 of the accompanying financial statements for more information).

Management believes that any amounts actually drawn upon can be funded in the normal course of operations. The Corporation has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity.

The following table represents the Corporation’s aggregate on and off balance sheet contractual obligations to make future payments as of December 31, 2006:

Contractual Obligations

	Less than			Over
	1 year	1 - 3 years	3 - 5 years	5 years	Total
	(Amounts in thousands)
Time deposits	$115,299	$42,347	$11,808	$168	$169,622
Long-term debt	—	22,622	284	15,543	38,449
Operating leases	307	393	393	3,818	4,911
Deferred compensation	66	92	138	395	691
Estimated future pension payments	611	1,276	1,329	4,131	7,347
Total	$116,283	$66,730	$13,952	$24,055	$221,020

The Corporation is not aware of any known trends, demands, commitments, events or uncertainties which would result in any material increase or decrease in liquidity. The Corporation has also entered into an interest rate swap agreement as part of its interest rate risk management strategy. For more information, refer to Note 14 of the accompanying financial statements.

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

The Corporation uses several tools to measure and evaluate interest rate risk. One tool is interest rate sensitivity or gap analysis. Gap analysis classifies assets and liabilities by repricing and maturity characteristics and provides management with an indication of how different interest rate scenarios will impact net interest income. Table 14 presents a gap analysis of the Corporation’s balance sheet at December 31, 2006. Positive gaps in the under one-year time interval suggest that, all else being equal, the Corporation’s near-term earnings would rise in a higher interest rate environment and decline in a lower rate environment. A negative gap suggests the opposite result. At December 31, 2006, the Corporation’s cumulative gap position at one year was slightly negative.

Another tool for analyzing interest rate risk is financial simulation modeling which captures the affect of not only changing interest rates but also other sources of cash flow variability including loan and securities prepayments and customer preferences. Financial simulation modeling forecasts both net interest income and the economic value of equity under a variety of different interest rate environments. Economic value of equity is defined as the estimated discounted present value of assets minus the discounted present value of liabilities and is a surrogate for long-term earnings. The Corporation regularly measures the effects of an up or down 1% and 2% rate shock which is deemed to represent the outside limits of any reasonably probable movement in market interest rates during a one-year time frame.  As indicated in Table 15, the financial simulation analysis indicated that as of December 31, 2006, prospective net interest income over a one-year time period would be adversely affected by higher market interest rates in an interest rate shock scenario. The decline in net-interest income is due to the large amount of interest-bearing liabilities that are indexed to short-term rates and would reprice immediately in a shock scenario. In year-two of a shock simulation, net interest income improves from year-one as the assets side of the balance sheet has gone through a complete repricing cycle. The Corporation considers the likelihood of this type of shock scenario to be low. If the simulation is conducted in an environment where the yield curve becomes either positively or negatively sloped over a one-year period, net interest income is more stable than in the shock scenario.  The economic value of equity remains fairly consistent over time in each shock scenario. The Corporation establishes tolerance guidelines for these measures of interest rate sensitivity. As of December 31, 2006, the Corporation was outside the prescribed tolerance ranges for net interest income sensitivity in the rates-up scenario for the reasons described above. In the rates-down scenario the Corporation is in compliance with its tolerance ranges. The Corporation is monitoring this situation on an on-going basis and is reviewing different options. The Corporation is in compliance with its economic value of equity tolerance ranges as of December 31, 2006.

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

During 2001, the Bank entered into three interest rate swap transactions with an aggregate notional amount of $20 million and terms ranging from three to seven years. As of December 31, 2006 one swap remained with notional aggregate amount of $5 million and a maturity date of July 11, 2008. According to the terms of each transaction, the Bank pays fixed-rate interest payments and receives floating-rate payments. The swaps were entered into to hedge the Corporation’s exposure to changes in cash flows attributable to the impact of interest rate changes on variable-rate money market deposit accounts. The swaps added $38 thousand to interest expense in 2006 compared to $273 thousand in 2005. At December 31, 2006, the fair value of the swaps was negative $37 thousand as compared to a negative fair value of $137 thousand at December 31, 2005 and was recognized in comprehensive income, net of tax. See Notes 13 and 14 of the accompanying financial statements for additional information on comprehensive income and financial derivatives.

The Board of Directors has given Management authorization to enter into additional derivative activity including interest rate swaps, caps and floors, forward-rate agreements, options and futures contracts in order to hedge interest rate risk. The Bank is exposed to credit risk equal to the positive fair value of a derivative instrument, if any, as a positive fair value indicates that the counterparty to the agreement is financially liable to the Bank. To limit this risk, counterparties must have an investment grade long-term debt rating and individual counterparty credit exposure is limited by Board approved parameters. Management anticipates continuing to use derivatives, as permitted by its Board-approved policy, to manage interest rate risk.

Table 14. Interest Rate Sensitivity Analysis

	1-90	91-181	182-365	1-5	Beyond
	Days	Days	Days	Years	5 Years	Total
	(Dollars in Thousands)
Interest-earning assets:
Interest -bearing deposits in other banks	$293	$—	$—	$—	$—	$293
Investment securities and restricted stock	30,440	15,292	24,704	73,258	48,793	192,487
Loans, net of unearned income	192,727	34,501	51,670	210,675	41,522	531,095
Interest rate swaps (receive side)	5,000	—	—	—	—	5,000
Total interest-earning assets	228,460	49,793	76,374	283,933	90,315	728,875
Interest-bearing liabilities:
Interest-bearing checking	21,507	—	—	—	57,135	78,642
Money market deposit accounts	201,917	—	—	—	3,944	205,861
Savings	19,512	—	—	—	33,970	53,482
Time	33,497	32,750	49,587	53,598	190	169,622
Securities sold under agreements to repurchase	78,410	—	—	—	—	78,410
Short tem borrowings	6,700	—	—	—	—	6,700
Long term debt	682	690	1,404	24,501	11,172	38,449
Interest rate swaps (pay side)	—	—	—	5,000	—	5,000
Total interest-bearing liabilities	$362,225	$33,440	$50,991	$83,099	$106,411	$636,166
Interest rate gap	$(133,765)	$16,353	$25,383	$200,834	$(16,096)	$92,709
Cumulative interest rate gap	$(133,765)	$(117,412)	$(92,029)	$108,805	$92,709

Note 1:  The maturity/repricing distribution of investment securities is based on the maturity date for nonamortizing, noncallable securities; probable exercise/non-exercise of call options for callable securities; and estimated amortization based on industry experience for amortizing securities.

Note 2:  Distribution of loans is based on contractual repricing/repayment terms adjusted for expected prepayments based on historical patterns. Loans held for sale are included in the 1 - 90 day time period.

Note 3:  Interest-bearing checking, MMDA and savings accounts are non-maturity deposits which are distributed in accordance with contractual repricing terms or historical correlation to market interest rates.

Note 4:  Long-term debt reflects Federal Home Loan Bank notes with fixed maturity and amortizing repayment schedules.

Table 15. Sensitivity to Changes in Market Interest Rates

	2006 Future Interest Rate Scenarios
	-200 bps	-100 bps	Unchanged	+100 bps	+200 bps
	(Dollars in Thousands)
Prospective one-year net interest income (NII):
Change	$26,357	$26,275	$25,490	$23,656	$21,976
Percent change	3.4%	3.1%	—	-7.2%	-13.8%
Board policy limit	-7.5%	-3.8%	—	-3.8%	-7.5%
Economic value of portfolio equity (EVE):
Change	$106,970	$112,884	$115,676	$113,138	$107,845
Percent change	-7.5%	-2.4%	—	-2.2%	-6.8%
Board policy limit	-20.0%	-10.0%	—	-10.0%	-20.0%

	2005 Future Interest Rate Scenarios
	-200 bps	-100 bps	Unchanged	+100 bps	+200 bps
	(Dollars in Thousands)
Prospective one-year net interest income (NII):
Change	$19,579	$19,851	$19,800	$19,477	$18,866
Percent change	-1.1%	0.3%	—	-1.6%	-4.7%
Board policy limit	-7.5%	-3.8%	—	-3.8%	-7.5%
Economic value of portfolio equity (EVE):
Change	$89,879	$97,125	$101,167	$101,530	$100,376
Percent change	-11.2%	-4.0%	—	0.4%	-0.8%
Board policy limit	-20.0%	-10.0%	—	-10.0%	-20.0%

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

Impact of Inflation

The impact of inflation upon financial institutions such as the Corporation differs from its effect upon other commercial enterprises. Unlike most other commercial enterprises, virtually all of the assets of the Corporation are monetary in nature. As a result, interest rates have a more significant impact on the Corporation’s performance than do the effects of general levels of inflation. Although inflation (and inflation expectations) may affect the interest rate environment, it is not possible to measure with any precision the impact of future inflation upon the Corporation.

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
Chambersburg, Pennsylvania

We have audited the accompanying consolidated balance sheets of Franklin Financial Services Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Franklin Financial Services Corporation and its subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, Franklin Financial Services Corporation changed its method of accounting for its defined benefit pension plan and for share-based payments in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Franklin Financial Services Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2007, expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

Beard Miller Company LLP
Harrisburg, Pennsylvania
March 1, 2007

Consolidated Balance Sheets

	December 31
	2006	2005
	(Amounts in thousands, except per share data)
Assets
Cash and due from banks	$21,855	$19,706
Fed funds sold	—	4,000
Interest-bearing deposits in other banks	293	1,032
Total cash and cash equivalents	22,148	24,738
Investment securities available for sale	189,345	164,060
Restricted stock	3,142	3,184
Loans held for sale	2,561	1,328
Loans	528,534	397,190
Allowance for loan losses	(6,850)	(5,402)
Net Loans	521,684	391,788
Premises and equipment, net	13,101	8,897
Bank owned life insurance	17,561	11,814
Goodwill	9,113	—
Other intangible assets	3,071	139
Equity method investment	4,028	4,049
Other assets	13,579	11,360
Total assets	$799,333	$621,357
Liabilities
Deposits
Demand (noninterest-bearing)	$87,688	$77,354
Savings and interest checking	337,985	254,722
Time	169,622	124,723
Total Deposits	595,295	456,799
Securities sold under agreements to repurchase	78,410	52,069
Short term borrowings	6,700	4,000
Long term debt	38,449	48,546
Other liabilities	8,865	4,273
Total liabilities	727,719	565,687
Shareholders’ equity
Common stock, $1 par value per share,15,000 shares authorized with 4,299 and 3,806 shares issued and 3,838 and 3,352 shares outstanding at December 31, 2006 and 2005, respectively	4,299	3,806
Capital stock without par value, 5,000 shares authorized with no shares issued and outstanding	—	—
Additional paid-in capital	32,251	19,907
Retained earnings	42,649	38,638
Accumulated other comprehensive income	236	801
Treasury stock, 461 and 454 shares at cost at December 31, 2006 and 2005 respectively	(7,821)	(7,482)
Total shareholders’ equity	71,614	55,670
Total liabilities and shareholders’ equity	$799,333	$621,357

The accompanying notes are an integral part of these statements.

Consolidated Statements of Income

	Years ended December 31
	2006	2005	2004
	(Amounts in thousands, except per share data)
Interest income
Loans	$32,391	$23,123	$19,449
Interest and dividends on investments:
Taxable interest	5,554	4,288	3,359
Tax exempt interest	2,050	1,775	1,679
Dividend income	320	251	212
Federal funds sold	538	256	103
Deposits and other obligations of other banks	49	18	7
Total interest income	40,902	29,711	24,809
Interest expense
Deposits	14,418	7,671	5,084
Securities sold under agreements to repurchase	3,303	1,575	475
Short term borrowings	49	61	199
Long term debt	2,186	2,866	3,061
Total interest expense	19,956	12,173	8,819
Net interest income	20,946	17,538	15,990
Provision for loan losses	240	426	880
Net interest income after provision for loan losses	20,706	17,112	15,110
Noninterest income
Investment and trust services fees	3,313	2,876	2,645
Service charges and fees	3,757	3,224	3,150
Mortgage banking activities	279	581	745
Increase in cash surrender value of life insurance	555	460	469
Equity method investments	(21)	(526)	(302)
Other	209	156	120
Securities gains, net	165	224	266
Total noninterest income	8,257	6,995	7,093
Noninterest expense
Salaries and employee benefits	9,774	8,806	8,384
Net occupancy expense	1,360	1,177	1,130
Furniture and equipment expense	890	712	754
Advertising	1,130	916	808
Legal and professional fees	921	849	709
Data processing	1,264	1,034	1,093
Pennsylvania bank shares tax	582	479	467
Intangible amortization	335	259	186
Other	3,040	2,826	2,465
Total noninterest expense	19,296	17,058	15,996
Income before Federal income taxes	9,667	7,049	6,207
Federal income tax expense	2,097	937	1,015
Net income	$7,570	$6,112	$5,192
Earnings per share
Basic earnings per share	$2.11	$1.82	$1.54
Diluted earnings per share	$2.10	$1.81	$1.54
Cash dividends declared	$0.99	$0.95	$0.88

The accompanying notes are an integral part of these statements.

Consolidated Statements of Changes in Shareholders’ Equity

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income	Stock	Total
	(Dollars in thousands, except per share data)
For years ended December 31, 2006, 2005, and 2004:
Balance at December 31, 2003	$3,045	$19,819	$34,251	$1,767	$(7,024)	$51,858
Comprehensive income:
Net income	—	—	5,192	—	—	5,192
Unrealized loss on securities, net of reclassification adjustments	—	—	—	(66)	—	(66)
Unrealized gain on hedging activities, net of reclassification adjustments	—	—	—	474	—	474
Total Comprehensive income						5,600
Cash dividends declared, $.88 per share	—	—	(2,950)	—	—	(2,950)
25% stock dividend	761	—	(761)	—	—	—
Cash paid in lieu of fractional shares in stock split	—	—	(9)	—	—	(9)
Common stock issued under stock option plans	—	45	—	—	99	144
Balance at December 31, 2004	3,806	19,864	35,723	2,175	(6,925)	54,643
Comprehensive income:
Net income	—	—	6,112	—	—	6,112
Unrealized loss on securities,net of reclassification adjustments	—	—	—	(1,678)	—	(1,678)
Unrealized gain on hedging activities, net of reclassification adjustments	—	—	—	304	—	304
Total Comprehensive income						4,738
Cash dividends declared, $.95 per share	—	—	(3,197)	—	—	(3,197)
Acquisition of 27,722 shares of treasury stock	—	—	—	—	(695)	(695)
Common stock issued under stock option plans	—	43	—	—	138	181
Balance at December 31, 2005	3,806	19,907	38,638	801	(7,482)	55,670
Comprehensive income:
Net income	—	—	7,570	—	—	7,570
Unrealized gain on securities, net of reclassification adjustments	—	—	—	698	—	698
Unrealized gain on hedging activities, net of reclassification adjustments	—	—	—	65	—	65
Total Comprehensive income						8,333
Accumulated pension adjustment, net of tax	—	—	—	(1,328)	—	(1,328)
Acquisition of Fulton Bancshares Corporation	493	12,069	—	—	—	12,562
Cash dividends declared, $.99 per share	—	—	(3,559)	—	—	(3,559)
Acquisition of 30,792 shares of treasury stock	—	—	—	—	(800)	(800)
Common stock issued under stock option plans	—	11	—	—	77	88
Treasury shares issued to dividend reinvestment plan	—	137	—	—	384	521
Stock option compensation	—	127	—	—	—	127
Balance at December 31, 2006	$4,299	$32,251	$42,649	$236	$(7,821)	$71,614

The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows

	Years ended December 31
	2006	2005	2004
	(Amounts in thousands)
Cash flows from operating activities
Net income	$7,570	$6,112	$5,192
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,051	1,193	1,123
Net (accretion) amortization on investment securities	(217)	356	585
Stock option compensation	127	—	—
Amortization and write down of mortgage servicing rights	334	81	203
Amortization of intangibles	335	259	186
Provision for loan losses	240	426	880
Securities gains, net	(165)	(224)	(266)
Loans originated for sale	(24,629)	(45,664)	(182,645)
Proceeds from sale of loans	23,675	51,441	188,708
Gain on sales of loans	(279)	(366)	(689)
Net gain on sale of premises and equipment	—	(44)	—
Increase in cash surrender value of life insurance	(555)	(460)	(469)
Loss on equity method investments	21	526	301
(Increase) in interest receivable and other assets	(1,700)	(492)	(597)
Increase in interest payable and other liabilities	791	234	652
Other, net	117	(479)	(198)
Net cash provided by operating activities	6,716	12,899	12,966
Cash flows from investing activities
Proceeds from sales of investment securities available for sale	1,238	8,234	672
Proceeds from maturities of investment securities available for sale	52,655	42,764	40,150
Net decrease in restricted stock	52	678	891
Purchase of investment securities available for sale	(77,876)	(55,074)	(53,267)
Net increase in loans	(57,074)	(49,134)	(13,876)
Proceeds from sale of premises and equipment	240	289	—
Investment in joint venture	—	(100)	—
Settlement of receivables related to investments acquired in acquisition	33,591	—	—
Cash and cash equivalents acquired from acquisition	3,725	—	—
Cash paid in acqusition	(11,286)	—	—
Capital expenditures	(2,287)	(467)	(982)
Net cash used in investing activities	(57,022)	(52,810)	(26,412)
Cash flows from financing activities
Net increase in demand deposits, NOW accounts and savings accounts	41,967	49,422	21,392
Net (decrease) increase in time deposits	(9,445)	7,481	6,073
Net increase (decrease) in short term borrowings	29,041	5,061	(12,503)
Long term debt advances	—	5,000	—
Long term debt payments	(10,097)	(8,813)	(4,108)
Dividends paid	(3,559)	(3,197)	(2,950)
Common stock issued under stock option plans	88	181	144
Common stock issued to dividend reinvestment plan	521	—	—
Cash paid in lieu of fractional shares on stock split	—	—	(9)
Purchase of treasury shares	(800)	(695)	—
Net cash provided by financing activities	47,716	54,440	8,039
(Decrease) increase in cash and cash equivalents	(2,590)	14,529	(5,407)
Cash and cash equivalents as of January 1	24,738	10,209	15,616
Cash and cash equivalents as of December 31	$22,148	$24,738	$10,209
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest on deposits and other borrowed funds	$19,380	$11,867	$8,675
Income taxes	$2,340	$1,442	$834

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

Principles of Consolidation—The consolidated financial statements include the accounts of Franklin Financial Services Corporation (the Corporation) and its wholly-owned subsidiaries; Farmers and Merchants Trust Company of Chambersburg, Franklin Financial Properties Corp. and Franklin Future Fund Inc. Farmers and Merchants Trust Company of Chambersburg is a commercial bank (the Bank) that has one wholly-owned subsidiary, Franklin Realty Services Corporation. Franklin Realty Services Corporation is an inactive real-estate brokerage company. Franklin Financial Properties Corp. holds real estate assets that are leased by the Bank. Franklin Future Fund Inc. is a non-bank investment company that makes venture capital investments within the Corporation’s primary market area. The activities of non-bank entities are not significant to the consolidated totals. All significant intercompany transactions have been eliminated in consolidation.

Nature of Operations—The Corporation conducts substantially all of its business through its subsidiary bank, Farmers and Merchants Trust Company, which serves its customer base through twenty-three community offices located in Franklin, Cumberland, Fulton and Huntingdon Counties, Pennsylvania. These counties are considered to be the Corporation’s primary market area. The Bank is a community-oriented commercial bank that emphasizes customer service and convenience. As part of its strategy, the Bank has sought to develop a variety of products and services that meet the needs of both its retail and commercial customers. The Corporation and the Bank are subject to the regulations of various federal and state agencies and undergo periodic examinations by these regulatory authorities.

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

Significant Group Concentrations of Credit Risk—Most of the Corporation’s activities are with customers located within its primary market area. Note 4 discusses the types of securities in which the Corporation invests. Note 5 discusses the types of lending in which the Corporation engages. The Corporation does not have any significant concentrations of any one industry or customer.

Statement of Cash Flows—For purposes of reporting cash flows, cash and cash equivalents include Cash and due from banks, Interest-bearing deposits in other banks and Federal funds sold. Generally, Federal funds are purchased and sold for one-day periods.

Investment Securities—Management classifies its securities at the time of purchase as available for sale or held to maturity. At December 31, 2006 and 2005, all securities were classified as available for sale, meaning that the Corporation intends to hold them for an indefinite period of time, but not necessarily to maturity. Available for sale securities are stated at estimated fair value, adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments of interest income through maturity. The related unrealized holding gains and losses are reported as other comprehensive income, net of tax, until realized. Declines in the fair value of held-to-maturity and available-for-sale securities to amounts below cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating the other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Realized securities gains and losses are computed using the specific identification method. Gains or losses on the disposition of investment securities are based on the net proceeds and the adjusted carrying amount of the specific security sold. Any decision to sell a security classified as available for sale would be based on various factors, including significant movement in interest rates, changes in maturity or mix of the Bank’s assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors.

Restricted Stock—Restricted stock, which is carried at cost, consists of stock of the Federal Home Loan Bank of Pittsburgh (FHLB) and Atlantic Central Bankers Bank. Federal law requires a member institution of the FHLB to hold FHLB stock according to a predetermined formula.

Other Investment—The Corporation has an investment in American Home Bank, N.A. (AHB). The Corporation owns approximately 21% of the voting stock of this bank and accounts for this investment utilizing the equity method of accounting. At December 31, 2006 and 2005, the carrying amount of this investment was $4.0 million and $4.1 million, respectively, and was included in other assets. The Corporation recorded a loss of $21 thousand in 2006, a loss of $44 thousand in 2005, and income of $46 thousand in 2004.

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

Loan Servicing—Servicing assets are recognized as separate assets when rights are acquired through sale of financial assets. A portion of the cost of originating the loan is allocated to the servicing right based on relative fair value. Fair value is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, prepayment speeds and default rates and losses. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the periods of, the estimated future net servicing income of the underlying financial assets. Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. For the purpose of computing impairment, mortgage servicing rights are stratified based on risk characteristics of the underlying loans that are expected to have the most impact on projected prepayments including loan type, interest rate and term. Impairment is recognized through a valuation allowance to the extent that fair value is less than the capitalized amount. If the Corporation later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income. Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income. Loans serviced by the Bank for the benefit of others totaled $143.2 million, $131.1 million and $121.2 million at December 31, 2006, 2005 and 2004, respectively.

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

Intangible Assets—Intangible assets consist of goodwill and core deposit intangibles acquired from the purchase of Fulton Bancshares Corporation in 2006. Goodwill is not amortized, nor deductible for tax purposes. However, goodwill is tested for impairment at least annually. Impairment write-downs are charged to results of operations in the period in which the impairment is determined. The core deposit intangible is amortized over the estimated life of the acquired deposits.

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

Stock Based Compensation—In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123 (R), “Share-Based Payment.”  Statement No. 123(R) revised Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. Statement No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost is measured on the grant-date fair value of the equity or liability instruments issued. Compensation cost is recognized over the period that an employee provides services in exchange for the award.

The Corporation implemented Statement No. 123(R) in the first quarter of 2006 under the modified prospective method. In 2006, $127 thousand was recognized as compensation expense.  This expense is related to options granted in February 2006 under the Corporation’s Incentive Stock Option Plan of 2002 and for options issued in July under the Corporation’s Employee Stock Purchase Plan. The compensation expense for both awards was been fully expensed in 2006.

Prior to the implementation of FASB Statement No. 123(R), stock options were accounted for under Accounting Principal Bulletin (APB) No. 25. Under APB 25, no compensation expense was recognized related to these options. Had compensation expense for the plans been recognized in accordance with Statement No. 123(R) in 2005 and 2004, the Corporation’s net income and per share amounts would have been reduced.

The Corporation calculates the compensation cost of the options by using the Black-Scholes method to determine the fair value of the options granted. In calculating the fair value of the options, the Corporation makes assumptions regarding the risk-free rate of return, the expected volatility of the Corporation’s common stock and the expected life of the option. These assumptions are made independently for the ESPP and the ISOP and if changed would impact the compensation cost of the options and the pro-forma impact to net income. The pro forma impact to net income and earnings per share that would have occurred in 2005 and 2004 if compensation expense was recognized based on the estimated fair value of the options on the date of the grant is as follows:

		2005	2004
		(Amounts in thousands, except per share data)
Net Income:	As reported	$6,112	$5,192
	Compensation not expensed	(92)	(73)
	Proforma	$6,020	$5,119
Basic earnings per share:	As reported	$1.82	$1.54
	Proforma	1.79	1.52
Diluted earnings per share:	As reported	$1.81	$1.54
	Proforma	1.79	1.52
Weighted average fair value of ESPP options granted		$5.79	$5.52
Weighted average fair value of ISOP options granted		$10.42	$4.77

Pension—The provision for pension expense was actuarially determined using the projected unit credit actuarial cost method. The funding policy is to contribute an amount sufficient to meet the requirements of ERISA, subject to Internal Revenue Code contribution limitations.

On December 31, 2006, the Corporation adopted SFAS 158 which requires the recognition of a plan’s over-funded or under-funded status as an asset or liability with an offsetting adjustment to Accumulated Other Comprehensive Income (AOCI). SFAS 158 requires the determination of the fair value of a plan’s assets at a company’s year-end and recognition of actuarial gains and losses, prior service costs or credits, transition assets or obligations as a component of AOCI. These amounts were previously netted against the plan’s funded status in the Corporation’s consolidated Balance Sheet. These amounts will be subsequently recognized as components of net periodic benefit costs. Further, actuarial gains and losses that arise in subsequent periods that are not initially recognized as a component of net periodic benefit costs will be recognized as a component of AOCI. Those amounts will subsequently be recorded as component of net periodic benefit costs as they are amortized during future periods.  As a result of adopting SFAS 158, the Corporation recorded a decrease in AOCI of $1.4 million, net of tax, which represents its under-funded benefit obligation.

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

A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

	2006	2005	2004
	(In thousands, except per share data)
Weighted average shares outstanding (basic)	3,596	3,366	3,368
Impact of common stock equivalents	7	7	9
Weighted average shares outstanding (diluted)	3,603	3,373	3,377
Anti-dilutive options excluded from calculation	24	28	18
Net Income	$7,570	$6,112	$5,192
Basic Earnings Per Share	$2.11	$1.82	$1.54
Diluted Earnings Per Share	$2.10	$1.81	$1.54

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

Recent Accounting Pronouncements:

EITF Issue No. 06-04 “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”

In September 2006, the FASB’s Emerging Issues Task Force (EITF) issued EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The consensus highlights that the employer (who is also the policyholder) has a liability for the benefit it is providing to its employee. As such, if the policyholder has agreed to maintain the insurance policy in force for the employee’s benefit during his or her retirement, then the liability recognized during the employee’s active service period should be based on the future cost of insurance to be incurred during the employee’s retirement. Alternatively, if the policyholder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS No. 106 or Accounting Principals Board (APB) Opinion No. 12, as appropriate. For transition, an entity can choose to apply the guidance using either of the following approaches: (a) a change in accounting principle through retrospective application to all periods presented or (b) a change in accounting principle through a cumulative-effect adjustment to the balance in retained earnings at the beginning of the year of adoption.

The disclosures are required in fiscal years beginning after December 15, 2007, with early adoption permitted. The Corporation is evaluating the affect EITF 06-4 will have on its financial statements.

SFAS No. 156 “Accounting for Servicing of Financial Assets—An Amendment of FASB Statement No. 140”

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—An Amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006, which for the Company will be as of the beginning of fiscal 2007. The Corporation is evaluating the affect the adoption of SFAS No. 156 will have on its financial statements.

SFAS No. 157 “Fair Value Measurement”

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Corporation is evaluating the affect the adoption of SFAS No. 157 will have on its financial statements.

SFAS No. 159  “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement 115”

In February 2007, the FASB issued SFAS No. 159  “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement 115.”  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for the Corporation January 1, 2008.

Staff Accounting Bulletin No. 108

On September 13, 2006, the Securities and Exchange Commission “SEC” issued Staff Accounting Bulleting No. 108 (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, Companies might evaluate the materiality of financial-statement misstatements using either the income statement or balance approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has analyzed SAB 108 and determined that the adoption had no impact on the reported results of operations or financial conditions.

FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109”

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the affect of adopting FIN 48 on our financial statements.

Note 2. Regulatory Matters

The Bank is limited as to the amount it may lend to the Corporation, unless such loans are collateralized by specific obligations. State regulations also limit the amount of dividends the Bank can pay to the Corporation and are generally limited to the Bank’s accumulated net earnings. At December 31, 2006, the amount available for dividends was $35.8 million. In addition, dividends paid by the Bank to the Corporation would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. The Corporation and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Although not adopted in regulation form, the Pennsylvania Department of Banking utilizes capital standards requiring a minimum leverage capital ratio of 6% and a risk-based capital ratio of 10%, defined substantially the same as those by the FDIC. Management believes, as of December 31, 2006 and 2005, that the Corporation and the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2006 the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

The table that follows presents the total risk-based, Tier 1 risk-based and Tier 1 leverage requirements for the Corporation and the Bank as defined by the FDIC. Actual capital amounts and ratios are also presented.

	As of December 31, 2006
			Minimum to be		Minimum to be
	Actual		Adequately Capitalized		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Risk-based Capital Ratio
Corporation	$66,376	11.91%	$44,598	8.00%	N/A
Bank	55,177	10.09%	$43,758	8.00%	$54,698	10.00%
Tier 1 Risk-based Capital Ratio
Corporation	$59,043	10.59%	$22,299	4.00%	N/A
Bank	48,232	8.82%	$21,879	4.00%	$32,819	6.00%
Tier 1 Leverage Ratio
Corporation	$59,043	7.60%	$31,091	4.00%	N/A
Bank	48,232	6.29%	$30,690	4.00%	$38,362	5.00%

	As of December 31, 2005
			Minimum to be		Minimum to be
	Actual		Adequately Capitalized		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Risk-based Capital Ratio
Corporation	$60,088	13.85%	$34,706	8.00%	N/A
Bank	49,600	11.71%	33,893	8.00%	$42,367	10.00%
Tier 1 Risk-based Capital Ratio
Corporation	$54,557	12.58%	$17,353	4.00%	N/A
Bank	44,282	10.45%	16,947	4.00%	$25,420	6.00%
Tier 1 Leverage Ratio
Corporation	$54,557	8.89%	$24,557	4.00%	N/A
Bank	44,282	7.25%	24,433	4.00%	$30,542	5.00%

Note 3. Restricted Cash Balances

The Corporation’s subsidiary bank is required to maintain reserves against its deposit liabilities in the form of vault cash and/or balances with the Federal Reserve Bank. Deposit reserves that are required to be held by the bank were approximately $149 thousand and $728 thousand at December 31, 2006 and December 31, 2005, respectively and were satisfied by the bank’s vault cash.  In addition, as compensation for check clearing and other services, a compensatory balance maintained at the Federal Reserve Bank at December 31, 2006 and 2005, was approximately $900 thousand.

Note 4. Investment Securities

The amortized cost and estimated fair value of investment securities available for sale as of December 31, 2006 and 2005 are as follows:

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
2006	cost	gains	losses	value
	(Amounts in thousands)
Equity securities	$4,411	$1,134	$30	$5,515
U.S. Treasury securities and obligations of U.S.
Government agencies	74,267	374	244	74,397
Obligations of state and political subdivisions	51,138	1,224	69	52,293
Corporate debt securities	9,864	394	40	10,218
Mortgage-backed securities	45,339	93	427	45,005
Asset-backed securities	1,919	5	7	1,917
	$186,938	$3,224	$817	$189,345

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
2005	cost	gains	losses	value
Equity securities	$4,393	$753	$179	$4,967
U.S. Treasury securities and obligations of U.S.
Government agencies	77,035	3	657	76,381
Obligations of state and political subdivisions	38,123	1,542	49	39,616
Corporate debt securities	9,961	375	61	10,275
Mortgage-backed securities	22,384	21	437	21,968
Asset-backed securities	10,815	58	20	10,853
	$162,711	$2,752	$1,403	$164,060

At December 31, 2006 and 2005, the book value of investment securities pledged to secure public funds, trust balances,  repurchase agreements and other deposit obligations totaled $125.0 million and $104.1 million, respectively.

The amortized cost and estimated fair value of debt securities at December 31, 2006, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Estimated
	Amortized	fair
	cost	value
	(Amounts in thousands)
Due in one year or less	$43,963	$43,742
Due after one year through five years	24,488	24,559
Due after five years through ten years	35,764	36,727
Due after ten years	32,973	33,797
	$137,188	$138,825
Mortgage-backed securities	45,339	45,005
	$182,527	$183,830

The composition of the net realized securities gains for the years ended December 31, 2006, 2005 and 2004 is as follows:

	2006	2005	2004
	(Amounts in thousands)
Gross gains realized	$211	$311	$266
Gross losses realized	(46)	(87)	—
Net gains realized	$165	$224	$266
Tax provision applicable to securities gains	$56	$76	$90

At December 31, 2006, the Corporation held ninety-eight investment securities where the current fair value was less than the related amortized cost. Management believes that the unrealized losses on debt securities reflect changes in interest rates subsequent to the acquisition of specific securities and do not reflect any deterioration of the credit worthiness of the issuing entities. Generally, securities with an unrealized loss are debt securities of investment grade. Therefore, the bonds have a maturity date and are generally expected to pay-off at par, substantially eliminating any market value losses at that time. The Corporation believes it has the ability to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value.

The Corporation’s equity securities with unrealized losses are comprised of six common stocks in the banking industry. Sixty-nine percent of the total unrealized loss is in two stocks. The Corporation has established different parameters for evaluating equity securities for other than temporary impairment. These parameters include, but are not limited to, the length of time in an unrealized loss position and the amount of the unrealized loss. At December 31, 2006 no equity securities were determined to be impaired.

The following tables reflects temporary impairment in the investment portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the years ended December 31, 2006 and 2005.

	December 31, 2006
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Amounts in thousands)
Equity Securities	$269	$15	$185	$15	$454	$30
U.S. Treasury securities and obigations of U.S.
Government agencies	13,135	22	43,058	222	56,193	244
Obligations of State and Political Subdivisions	7,517	64	684	5	8,201	69
Corporate debt securities	—	—	1,016	40	1,016	40
Mortgage-backed securities	15,512	52	12,551	375	28,063	427
Asset-backed securities	—	—	290	7	290	7
Total temporarily impaired securities	$36,433	$153	$57,784	$664	$94,217	$817

	December 31, 2005
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Amounts in thousands)
Equity Securities	$792	$106	$516	$73	$1,308	$179
U.S. Treasury securities and obigations of U.S.
Government agencies	49,072	360	23,538	297	72,610	657
Obligations of State and Political Subdivisions	3,112	49	—	—	3,112	49
Corporate debt securities	—	—	1,021	61	1,021	61
Mortgage-backed securities	6,563	94	12,759	343	19,322	437
Asset-backed securities	175	1	460	19	635	20
Total temporarily impaired securities	$59,714	$610	$38,294	$793	$98,008	$1,403

Note 5. Loans

A summary of loans outstanding at the end of the reporting periods is as follows:

	December 31
	2006	2005
	(Amounts in thousands)
Real estate (primarily first mortgage residential loans)	$113,846	$79,671
Real estate—residential construction	523	4,622
Commercial, industrial and agricultural	305,435	227,864
Consumer (including home equity lines of credit)	108,730	85,033
	528,534	397,190
Less: Allowance for loan losses	(6,850)	(5,402)
Net Loans	$521,684	$391,788
Included in the loan balances are the following:
Net unamortized deferred loan costs	$477	$410
Unamortized (discount) premium on purchased loans	$(375)	$604

Loans to directors and executive officers and related interests and affiliated enterprises

	2006	2005
	(Amounts in thousands)
Balance at beginning of year	$2,559	$11,618
New loans made	14,842	7,711
Repayments	(4,076)	(16,770)
Balance at end of year	$13,325	$2,559

Such loans are made in the ordinary course of business at the Bank’s normal credit terms and do not present more than a normal risk of collection. New loans made include $4.2 million of previously outstanding loans to former Directors of Fulton Bancshares Corporation that joined the Board of the Corporation in 2006.

Loans recorded from the acquisition were reviewed within the guidance provided by Statement of Position (SOP) 03-3 “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.”  The review determined that the provisions of SOP 03-3 were not material with respect to the acquired loans.

Note 6. Allowance for Loan Losses

	Years ended December 31
	2006	2005	2004
	(Amounts in thousands)
Balance at beginning of year	$5,402	$4,886	$3,750
Charge-offs	(384)	(285)	(302)
Recoveries	200	375	558
Net recoveries (charge-offs)	(184)	90	256
Addition of Fulton allowance	1,392	—	—
Provision for loan losses	240	426	880
Balance at end of year	$6,850	$5,402	$4,886
Restructured loans	$—	$—	$—
Nonaccrual loans	1,179	206	335
Loans past due 90 days or more and still accruing	1,148	583	587

The gross interest that would have been recorded if nonaccrual loans had been current in accordance with their original terms and the amount actually recorded in income were as follows:

	2006	2005	2004
	(Amounts in thousands)
Gross interest due under terms	$132	$25	$22
Amount included in income	(95)	(14)	(9)
Interest income not recognized	$37	$11	$13
Interest income recognized on impaired loans, primarily on an accrual basis	437	354	293

	2006	2005	2004
	(Amounts in thousands)
Recorded investment in loans that were considered to be impaired, as defined by Statement No. 114	$4,555	$4,662	$6,919
Impaired loans that have an allowance for credit losses established	1,153	613	1,374
Allowance for credit losses established on impaired loans	296	289	427
Average recorded investment in impaired loans	5,277	5,973	8,068

Note 7. Premises and Equipment

Premises and equipment consist of:

		December 31
	Estimated Life	2006	2005
		(Dollars in thousands)
Land		$2,478	$1,198
Buildings and leasehold improvements	15 - 30 years, or lease term	16,535	12,905
Furniture, fixtures and equipment	3 - 10 years	12,396	8,246
Total cost		31,409	22,349
Less: Accumulated depreciation		(18,308)	(13,452)
Net premises and equipment		$13,101	$8,897

Depreciation expense for the years ended December 31, 2006, 2005 and 2004 was $1.1 million,  $935 thousand and $910 thousand, respectively.

The Corporation leases various premises and equipment for use in banking operations. Future minimum payments on these leases are as follows:

(Amounts in thousands)
2007	$307
2008	197
2009	196
2010	197
2011	196
2012 and beyond	3,818
$4,911

Some of these leases provide renewal options of varying terms. The rental cost of these renewals is not included above. Total rent expense on these leases was $302 thosuand, $270 thousand and $276 thousand for 2006, 2005 and 2004, respectively.

Note 8. Goodwill and Intangible Assets

The following table summarizes the changes in goodwill:

	December 31
	2006	2005
	(amounts in thousands)
Beginning balance	$—	$—
Goodwill acquired	9,113	—
Ending balance	$9,113	$—

See Note 23 for information regarding goodwill acquired in 2006.

The following table summarizes the intangible assets at December 31:

2006	Customer List	Core Deposit	Total
Gross	$155	$—	$155
Intangibles acquired during year	—	3,252	3,252
Accumulated amortization	(155)	(181)	(336)
Net	$—	$3,071	$3,071
2005
Gross	$414	$—	$414
Accumulated amortization	(259)	—	(259)
Net	$155	$—	$155
2004
Gross	$600	$—	$600
Accumulated amortization	(186)	—	(186)
Net	$414	$—	$414

Core deposit intangibles are amortized over the estimated life of the acquired core deposits. At December 31, 2006 the remaining life was 8.5 years. See Note 23 for information regarding core deposit intangibles acquired in 2006.

The following table shows the expected amortization expense for intangible assets over the next five years:

(amounts in thousands)
2007	$361
2008	361
2009	361
2010	361
2011	361

Note 9. Mortgage Servicing Rights

Activity pertaining to mortgage servicing rights and the related valuation allowance follows:

	For the Years Ended December 31
	2006	2005	2004
	(Amounts in thousands)
Cost of mortgage servicing rights:
Beginning balance	$1,767	$1,672	$1,384
Originations	277	337	487
Amortization	(245)	(242)	(199)
Ending balance	$1,799	$1,767	$1,672
Valuation allowance:
Beginning balance	$(198)	$(358)	$(355)
Valuation charges	(171)	(145)	(138)
Valuation reversals	83	305	135
Ending balance	$(286)	$(198)	$(358)
Mortgage servicing rights cost	$1,799	$1,767	$1,672
Valuation allowance	(286)	(198)	(358)
Carrying value	$1,513	$1,569	$1,314
Fair value	$1,513	$1,569	$1,314
Fair value assumptions:
Weighted average discount rate	10.00%	9.00%	5.94%
Weighted average prepayment speed	13.02%	10.04%	15.50%

The value of mortgage servicing rights is greatly affected by changes in mortgage interest rates because of changes in prepayment speeds. The following chart shows the changes in fair value under different rate scenarios:

	2006	2005	2004
Changes in fair value:
Rates + 1%	$246	$121	$163
Rates (1)%	($600)	($550)	($544)

Note 10. Deposits

Deposits are summarized as follows:

	December 31
	2006	2005
	(Amounts in thousands)
Demand, noninterest-bearing	$87,688	$77,354
Interest-bearing checking	78,642	75,754
Savings:
Money market accounts	205,861	129,290
Passbook and statement savings	53,482	49,678
Total Savings and interest checking	337,985	254,722
Time:
Deposits of $100,000 and over	35,273	24,013
Other time deposits	134,349	100,710
	169,622	124,723
Total deposits	$595,295	$456,799
Overdrawn deposit accounts reclassfied as loan balances	$128	$179

At December 31, 2006 the scheduled maturities of time deposits are as follows:

2007	$115,299
2008	31,717
2009	10,630
2010	11,786
2011	22
2012 and beyond	168
$169,622

Note 11. Securities Sold Under Agreements to Repurchase, Short Term Borrowings and Long Term Debt

The Corporation’s short-term borrowings are comprised of securities sold under agreements to repurchase and a line-of-credit with the Federal Home Loan Bank of Pittsburgh (Open Repo Plus). Securities sold under agreements to repurchase are overnight borrowings between the Bank and its commercial and municipal depositors. These accounts reprice weekly.

Open Repo Plus is a revolving term commitment used on an overnight basis. The term of this commitment may not exceed 364 days and it reprices daily at market rates. These borrowings are described below:

	December 31
	2006		2005
	Sweep	FHLB	Sweep	FHLB
	Repurchase	Open Repo	Repurchase	Open Repo
	(Dollars in thousands)
Ending balance	$78,410	$6,700	$52,069	$4,000
Weighted average rate at year end	5.03%	5.40%	4.02%	4.25%
Range of interest rates paid at year end	4.25%-5.15%	5.40%	3.24%-4.14%	4.25%
Maximum month-end balance during the year	$79,999	$6,700	$64,867	$7,450
Average balance during the year	$69,231	$1,075	$52,149	$2,133
Weighted average interest rate during the year	4.77%	4.61%	3.02%	2.86%

The securities that serve as collateral for securities sold under agreements to repurchase consist primarily of U.S. Government and U.S. Agency securities with a fair value of $86.8 million and $67.9 million, respectively, at December 31, 2006 and 2005.

A summary of long term debt at the end of the reporting period follows:

	December 31
	2006	2005
	(Amounts in thousands)
Loans from the Federal Home Loan Bank	$38,449	$48,546

The loans from the FHLB are comprised of term loans payable at maturity and amortizing advances. These loans have fixed interest rates ranging from 3.93% to 6.27% (weighted average rate of 5.29%) and final maturities ranging from January 2008  to October 2026. All borrowings from the FHLB are collateralized by FHLB stock, mortgage-backed securities and first mortgage loans.

The scheduled maturities of the FHLB borrowings at December 31, 2006 are as follows:

2007	$—
2008	21,462
2009	1,160
2010	—
2011	284
2012 and beyond	15,543
$38,449

The Corporation’s maximum borrowing capacity with the FHLB at December 31, 2006, was $245.9 million. The total amount available to borrow at year-end was approximately $200.8 million.

Note 12. Federal Income Taxes

The temporary differences which give rise to significant portions of deferred tax assets and liabilities under Statement No. 109 are as follows (amounts in thousands):

	December 31
	2006	2005
Deferred Tax Assets
Allowance for loan losses	$2,486	$1,837
Deferred compensation	1,311	451
Pension	471	—
Capital loss carryover	460	—
Loan purchase accounting	325	—
Depreciation	—	13
Deferred loan fees and costs,net	160	160
Intangibles	200	—
Other	384	331
	5,797	2,792
Valuation allowance	(432)	—
	5,365	2,792
Deferred Tax Liabilities
Core deposit intangibles	1,044	—
Time deposit purchase accounting	181	—
Depreciation	109	—
Joint ventures and partnerships	64	—
Pension	—	293
Mortgage servicing rights	514	534
Other comprehensive income	122	412
	2,034	1,239
Net deferred tax assets	$3,331	$1,553

As a result of the acquisition of Fulton Bancshares Corporation, Franklin Financial Services Corporation has recorded a capital loss carryover. At December 31, 2006, the Corporation had a capital loss carryover of approximately $1.4 million. This loss carryover can only be offset with capital gains for federal income tax purposes. The tax benefit of this carryover is approximately $460 thousand. The tax benefit of the carryover is comprised of approximately $30 thousand that expires December 31, 2008 and approximately $430 thousand that expires December 31, 2009. The Corporation has recorded a valuation allowance of approximately $432 thousand against the capital loss carryover.

The components of the provision for Federal income taxes attributable to income from operations were as follows:

	Years ended December 31
	2006	2005	2004
	(Amounts in thousands)
Current tax expense	$1,959	$1,328	$1,223
Deferred tax expense	138	(391)	(208)
Income tax provision	$2,097	$937	$1,015

For the years ended December 31, 2006, 2005, and 2004, the income tax provisions are different from the tax expense which would be computed by applying the Federal statutory rate to pretax operating earnings. A reconciliation between the tax provision at the statutory rate and the tax provision at the effective tax rate is as follows:

	Years ended December 31
	2006	2005	2004
	(Amounts in thousands)
Tax provision at statutory rate	$3,287	$2,397	$2,111
Income on tax-exempt loans and securities	(1,047)	(930)	(884)
Nondeductible interest expense relating to carrying tax-exempt obligations	127	82	61
Dividends received exclusion	(34)	(37)	(35)
Income from bank owned life insurance	(181)	(163)	(160)
Life insurance proceeds	(20)	—	—
Stock option compensation	43	—	—
Other, net	11	(323)	11
Tax credit	(89)	(89)	(89)
Income tax provision	$2,097	$937	$1,015

Note 13. Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on available-for-sale securities and derivatives that are recognized as separate components of shareholders’ equity.

The components of other comprehensive income and related tax effects are as follows:

	For the Years Ended December 31
	2006	2005	2004
Net Income	$7,570	$6,112	$5,192
Securities:
Unrealized gains (losses) arising during the period	1,223	(2,320)	166
Reclassification adjustment for (gains) included in net income	(165)	(224)	(266)
Net unrealized gains (losses)	1,058	(2,544)	(100)
Tax effect	(360)	866	34
Net of tax amount	698	(1,678)	(66)
Derivatives:
Unrealized gains arising during the period	61	185	52
Reclassification adjustment for losses included in net income	38	273	669
Net unrealized gains	99	458	721
Tax effect	(34)	(154)	(247)
Net of tax amount	65	304	474
Total other comprehensive income	763	(1,374)	408
Total Comprehensive Income	$8,333	$4,738	$5,600

The components of accumulated other comprehensive income included in shareholders’ equity are as follows:

	For the Years Ended December 31
	2006	2005	2004
Net unrealized gains on securities	$2,407	$1,349	$3,893
Tax effect	(819)	(458)	(1,324)
Net of tax amount	1,588	891	2,569
Net unrealized losses on derivatives	(37)	(137)	(595)
Tax effect	13	47	201
Net of tax amount	(24)	(90)	(394)
Accumulated pension adjustment	(2,012)	—	—
Tax effect	684	—	—
Net of tax amount	(1,328)	—	—
Total accumulated other comprehensive income	$236	$801	$2,175

Note 14. Financial Derivatives

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

Information regarding the interest rate swap as of December 31, 2006 follows:

					Amount Expected
					to be Expensed
Notional	Maturity	Interest Rate		Fair	into Earnings within
Amount	Date	Fixed	Variable	Value	next 12 Months
	(Amounts in thousands)
$5,000	7/11/08	5.36%	5.00%	$(37)	$18

Derivatives with a positive fair value are reflected as other assets in the balance sheet while those with a negative fair value are reflected as other liabilities. The swaps added $38 thousand to interest expense in 2006 compared to $273 thousand in 2005 and $638 thousand in 2004. As short-term interest rates increase, the net expense of the swaps decreases. The 2007 swap interest expense is expected to be less than in 2006 because of higher short-term interest rates in 2007 and a swap maturity in mid-year 2006.

Note 15. Employee Benefit Plans

The Bank has a 401(k) plan covering substantially all employees of F&M Trust who have completed one year and 1,000 hours of service. In 2006, employee contributions to the plan were matched at 100% up to 3% of each employee’s deferrals plus 50% of the next 2% of deferrals from participants’ eligible compensation. In addition, a 100% discretionary profit sharing contribution of up to 2% of each employee’s eligible compensation was possible provided net income targets were achieved. The Personnel Committee of the Corporation’s Board of Directors approves the established net income targets annually. Under this plan, the maximum amount of employee contributions in any given year is defined by Internal Revenue Service regulations. The related expense for the 401(k) plan and the profit sharing plan, as approved by the Board of Directors, was approximately $352 thousand in 2006, $228 thousand in 2005 and $220 thousand in 2004.

The Bank has a noncontributory pension plan covering substantially all employees of F&M Trust who meet certain age and service requirements. Benefits are based on years of service and the employee’s compensation during the highest five consecutive years out of the last ten years of employment. The Plan was amended in December 2004 for the purpose of adopting a career-average benefit formula that is applicable to employees who are hired on or after July 1, 2004. The Bank’s funding policy is to contribute annually the amount required to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974. Contributions are intended to provide not only for the benefits attributed to service to date but also for those expected to be earned in the future. The measurement date of the Plan is September 30 of each year.

Pension Plan asset classes include cash, fixed income securities and equities. The fixed income portion is comprised of Government Bonds, Corporate Bonds and Taxable Municipal Bonds; the equity portion is comprised of financial institution equities and individual corporate equities across a broad range of sectors. Investments are made on the basis of sound economic principles and in accordance with established guidelines. Target allocations of fund assets measured at fair value are as follows: fixed income, a range of 25% to 45%; equities, a range of 55% to 75% and cash as needed. At December 31, 2006, fixed income investments accounted for 21% of total Plan assets, equities accounted for 77% and cash accounted for 2%.

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

On December 31, 2006, the Corporation adopted SFAS 158 which requires the recognition of a plan’s over-funded or under-funded status as an asset or liability with an offsetting adjustment to Accumulated Other Comprehensive Income (AOCI). SFAS 158 requires the determination of the fair value of a plan’s assets at a company’s year-end and recognition of actuarial gains and losses, prior service costs or credits, transition assets or obligations as a component of AOCI. These amounts were previously netted against the plan’s funded status in the Corporation’s Consolidated Balance Sheet. These amounts will be subsequently recognized as components of net periodic benefit costs. Further, actuarial gains and losses that arise in subsequent periods that are not initially recognized as a component of net periodic benefit costs will be recognized as a component of AOCI. Those amounts will subsequently be recorded as component of net periodic benefit costs as they are amortized during future periods.

The incremental effects of adopting the provisions of SFAS 158 on the Corporation’s Consolidated Balance Sheet at December 31, 2006 are presented in the following table. The adoption of SFAS 158 had no effect on the Corporations Consolidated Statement of Income for the year ended December 31, 2006 or for any year presented.

	Before		After
	Application		Application
	of SFAS 158	Adjustments	of SFAS 158
	(Amounts in thousands)
Other Assets	$13,521	$58	$13,579
Total assets	799,275	58	799,333
Accrued expense and other liabilities	7,479	1,386	8,865
Total liabilities	726,333	1,386	727,719
Accumulated other comprehensive income	1,564	(1,328)	236
Total shareholders’ equity	72,942	(1,328)	71,614
Total liabilities and shareholders’ equity	799,275	58	799,333

The following table sets forth the plan’s funded status at December 31, 2006, based on the September 30, 2006 actuarial valuation together with comparative 2005 and 2004 amounts:

	For the Years Ended December 31
	2006	2005	2004
	(Amounts in thousands)
Change in projected benefit obligation
Benefit obligation at beginning of measurement year	$12,605	$11,921	$10,671
Service cost	367	428	383
Interest cost	690	700	680
Amendments	11	87
Actuarial (gain) loss	(134)	(32)	656
Benefits paid	(565)	(499)	(469)
Benefit obligation at end of measurement year	12,974	12,605	11,921
Change in plan assets
Fair value of plan assets at beginning of measurement year	11,219	10,979	9,961
Actual return on plan assets net of expenses	934	739	1,194
Employer contribution	—	—	293
Benefits paid	(565)	(499)	(469)
Fair value of plan assets at end of measurement year	11,588	11,219	10,979
Funded status of projected benefit obligation at end of measurement year	$(1,386)	$(1,386)	$(942)
Amounts Recognized in Statement of Financial Position
Assets
Prepaid benefit cost	$—	$891	$1,363
Liabilities
Other liabilities	1,386	—	—
Shareholders’ Equity
Accumulated other comprehensive loss	(2,012)	—	—
Net asset included in retained earnings	626	891	1,363

	For the years ended December 31
	2006	2005	2004
Components of net periodic pension cost
Service cost	$367	$428	$383
Interest cost	690	700	680
Expected return on plan assets	(880)	(871)	(875)
Amortization of prior service cost	20	25	25
Amendments	—	130	—
Recognized net actuarial loss	68	61	—
Net periodic pension cost	$265	$473	$213

	For the years ended December 31
	2006	2005	2004
Assumptions used to determine benefit obligations as of measurement date:
Discount rate	5.60%	5.60%	6.00%
Rate of compensation increase	5.00%	5.00%	5.00%
Assumptions used to determine net periodic benefit cost:
Discount rate	5.60%	6.00%	6.50%
Expected long-term return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	5.00%	5.00%	5.00%
Asset allocations as of measurement date:
Equity securities	77%	73%	71%
Debt securities	21%	20%	23%
Other	2%	7%	6%
Total	100%	100%	100%

Equity securities include the Corporation’s common stock in the amounts of $78 thousand (0.7 % of total plan assets) and $71 thousand (0.7 % of total plan assets) at December 31, 2006, and December 31, 2005, respectively.

	For the years ended December 31
	2006	2005	2004
Reconciliation of Funded Status
Funded Status	$(1,386)	$(1,386)	$(942)
Unrecognized net actuarial loss	1,937	2,194	2,155
Unrecognized prior service cost	75	83	150
Net asset recognized	$626	$891	$1,363
Accumulated Benefit Obligation	$11,360	$10,814	$9,789
Contributions
The Bank expects to contribute $0 to its pension plan in 2007.
Estimated future benefit payments (in thousands)	2007	$611
	2008	634
	2009	642
	2010	653
	2011	676
	2012-2016	4,131
		$7,347

Note 16. Stock Purchase Plan

In 2004, the Corporation adopted the Employee Stock Purchase Plan of 2004 (ESPP), replacing the ESPP of 1994 that expired in 2004. Under the ESPP of 2004, options for 250,000 shares of stock can be issued to eligible employees. The number of shares that can be purchased by each participant is defined by the plan and the Board of Directors sets the option price. However, the option price cannot be less than 90% of the fair market value of a share of the Corporation’s common stock on the date the option is granted. The Board of Directors also determines the expiration date of the options; however, no option may have a term that exceeds 1 year from the grant date. ESPP options are exercisable immediately upon grant. Any shares related to unexercised options are available for future grant. As of December 31, 2006 there are 221,142 shares available for future grants. The Board of Directors may amend, suspend or terminate the ESPP at any time.

In 2002, the Corporation adopted the Incentive Stock Option Plan of 2002 (ISOP). Under the ISOP, options for 250,000 shares of stock can be issued to selected Officers, as defined in the plan. The number of options available to be awarded to each eligible Officer is determined by the Board of Directors, but is limited with respect to the aggregate fair value of the options as defined in the plan. The exercise price of the option shall be equal to the fair value of a share of the Corporation’s common stock on the date the option is granted. The options have a life of 10 years and may be exercised only after the optionee has completed 6 months of continuous employment with the Corporation or its Subsidiary immediately following the grant date, or upon a change of control as defined in the plan. As of December 31, 2006 there are 190,090 shares available for future grants. The ISOP has a 10-year plan life with respect to the granting of new awards. However, awards granted prior to expiration of the plan will continue to be exercisable in accordance with the plan.

The ESPP and ISOP options outstanding at December 31, 2006 are all exercisable. The ESPP options expire on June 30, 2007 and the ISOP options expire 10 years from the grant date. The following table summarizes the stock option activity:

	ESPP Options	Weighted Average Price Per Share	Intrinsic Value
	(dollars in thousands, except per share data)
Balance Outstanding at December 31, 2003	20,971	$22.98
Granted	22,162	23.43
Exercised	(6,277)	23.02
Expired	(15,257)	22.98
Balance Outstanding at December 31, 2004	21,599	23.43
Granted	24,837	22.65
Exercised	(2,079)	23.17
Expired	(20,106)	23.43
Balance Outstanding at December 31, 2005	24,251	22.65
Granted	26,297	23.11
Exercised	(2,779)	22.83
Expired	(24,332)	22.68
Balance Outstanding at December 31, 2006	23,437	$23.11	$98
	ISOP Options	Weighted Average Price Per Share
Balance Outstanding at December 31, 2003	26,248	$20.47
Granted	22,750	27.68
Balance Outstanding at December 31, 2004	48,998	23.82
Granted	8,850	27.42
Exercised	(6,562)	20.47
Forfeited	(5,375)	27.63
Balance Outstanding at December 31, 2005	45,911	24.55
Granted	7,600	24.92
Exercised	(1,250)	20.00
Forfeited	(2,975)	27.61
Balance Outstanding at December 31, 2006	49,286	$24.53	$137

The following table provides information about the options outstanding at December 31, 2006:

	Options	Weighted
	Outstanding	Exercise Price or	Weighted Average	Average Remaining
Stock Option Plan	and Exercisable	Price Range	Exercise Price	Life (years)
Employee Stock Purchase Plan	23,437	$23.11	$23.11	0.5
Incentive Stock Option Plan	18,436	$20.00—$21.54	$20.50	5.6
Incentive Stock Option Plan	7,600	$24.61—$26.14	$24.92	9.1
Incentive Stock Option Plan	23,250	$26.15—$27.68	$27.60	7.4
ISOP Total/Average	49,286		$24.53	7.0

The fair value of the options granted has been estimated using the Black-Scholes method and the following assumptions for the years shown:

	2006	2005	2004
Employee Stock Purchase Plan
Risk-free interest rate	5.24%	3.51%	2.21%
Expected volatility of the Corporation’s stock	20.35%	23.82%	19.31%
Expected dividend yield	3.92%	3.80%	3.53%
Expected life (in years)	0.5	0.7	0.7
Weighted average fair value of options granted	$2.95	$5.79	$5.52
Incentive Stock Option Plan
Risk-free interest rate	4.55%	3.86%	3.58%
Expected volatility of the Corporation’s stock	35.33%	48.92%	15.31%
Expected dividend yield	3.80%	3.39%	3.04%
Expected life (in years)	5.25	7	7
Weighted average fair value of options granted	$6.58	$10.42	$4.77
Compensation expense included in net income
ESPP	$77	$—	$—
ISOP	50	—	—
Total compesation expense included in net income	$127	$—	$—

Note 17. Deferred Compensation Agreement

The Corporation has entered into deferred compensation agreements with its directors and one prior officer that provides for the payment of benefits over a ten-year period, beginning at age 65. At inception, the present value of the obligations under these deferred compensation agreements amounted to approximately $600 thousand, which is being accrued over the estimated remaining service period of these officers and directors. These obligations are partially funded through life insurance covering these individuals. Expense associated with the agreements was $45 thousand for 2006, $45 thousand for 2005 and $52 thousand for 2004.

Note 18. Shareholders Equity

On July 1, 2006 the Corporation issued 492,611 shares of its commons stock in conjunction with the acquisition of Fulton Bancshares Corporation

The Board of Directors regularly authorizes the repurchase of the Corporation’s $1.00 par value common stock. The repurchased shares will be held as Treasury shares available for issuance in connection with future stock dividends and stock splits, employee benefit plans, executive compensation plans, the Dividend Reinvestment Plan and other appropriate corporate purposes. The term of the repurchase plans is normally 1 year. The following table provides information regarding approved stock repurchase plans.

			Shares Repurchased Under
	Expiration	Shares	Approved Plan
Plan Approved	Date	Authorized	2006	Cost
			(Amounts in thousands, except share information)
July 13, 2006	July 12, 2007	100,000	14,600	$386
August 25, 2005	August 24, 2006	50,000	16,192	$414

	2006	2005
Number of Treasury shares held at year-end	461,411	454,650

Note 19. Commitments and Contingencies

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

Unless noted otherwise, the Bank does not require collateral or other security to support financial instruments with credit risk. The Bank had the following outstanding commitments as of December 31:

	2006	2005
	(Amounts in thousands)
Financial instruments whose contract amounts represent credit risk:
Commercial commitments to extend credit	$80,125	$49,393
Consumer commitments to extend credit (secured)	34,176	29,178
Consumer commitments to extend credit (unsecured)	6,031	8,110
	$120,332	$86,681
Standby letters of credit	17,021	$9,700

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

Standby letters of credit are instruments issued by the Bank, which guarantee the beneficiary payment by the Bank in the event of default by the Bank’s customer in the nonperformance of an obligation or service. Most standby letters of credit are extended for one-year periods. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral supporting those commitments for which collateral is deemed necessary primarily in the form of certificates of deposit and liens on real estate. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of December 31, 2006 and 2005 for guarantees under standby letters of credit issued is not material.

Most of the Bank’s business activity is with customers located within its primary market and does not involve any significant concentrations of credit to any one entity or industry.

In the normal course of business, the Corporation has commitments, lawsuits, contingent liabilities and claims. However, the Corporation does not expect that the outcome of these matters will have a material adverse effect on its consolidated financial position or results of operations.

Note 20. Disclosures About Fair Value of Financial Instruments

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

Deposits, Securities sold under agreements to repurchase and Other borrowings:

The fair value of demand deposits, savings accounts, and money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-rate certificates of deposit and long-term debt is estimated by discounting the future cash flows using rates approximating those currently offered for certificates of deposit and borrowings with similar remaining maturities. Other borrowings consist of a line of credit with the FHLB at a variable interest rate and securities sold under agreements to repurchase, for which the carrying value approximates a reasonable estimate of the fair value.

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

The estimated fair value of the Corporation’s financial instruments at December 31 are as follows:

	2006		2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Amounts in thousands)
Financial assets:
Cash and equivalents	$22,148	$22,148	$24,738	$24,738
Investment securities available for sale and restricted stock	192,487	192,487	167,244	167,244
Loans held for sale	2,561	2,561	1,328	1,328
Net Loans	521,684	526,111	391,788	390,865
Accrued interest receivable	4,754	4,754	3,481	3,481
Mortgage servicing rights	1,513	1,513	1,570	1,570
Financial liabilities:
Deposits	$595,295	$594,051	$456,799	$454,903
Securities sold under agreements to repurchase	78,410	78,410	52,069	52,069
Short term borrowings	6,700	6,700	4,000	4,000
Long term debt	38,449	38,924	48,546	49,378
Accrued interest payable	2,053	2,053	1,477	1,477
Interest rate swaps	37	37	136	136
Off Balance Sheet financial instruments:
Commitments to extend credit	—	—	—	—
Standby letters-of-credit	—	—	—	—

Note 21. Parent Company (Franklin Financial Services Corporation) Financial Information

Balance Sheets	December 31
	2006	2005
	(Amounts in thousands)
Assets:
Due from bank subsidiary	$303	$23
Investment securities	3,659	3,534
Equity investment in subsidiaries	63,529	47,716
Other assets	4,424	4,559
Total assets	$71,915	$55,832
Liabilities:
Deferred tax liability	$293	$162
Accrued expenses	8	—
Total liabilities	301	162
Shareholders’ equity	71,614	55,670
Total liabilities and shareholders’ equity	$71,915	$55,832

Statements of Income	Years ended December 31
	2006	2005	2004
	(Amounts in thousands)
Income:
Dividends from Bank subsidiary	$5,076	$4,451	$3,532
Interest and dividend income	120	110	134
Gain on sale of securities	165	178	258
Other income	—	(27)	47
	5,361	4,712	3,971
Expenses:
Operating expenses	921	755	701
Income before equity in undistributed income of subsidiaries	4,440	3,957	3,270
Equity in undistributed income of subsidiaries	3,130	2,155	1,922
Net income	$7,570	$6,112	5,192

Statements of Cash Flows	Years ended December 31
	2006	2005	2004
	(Amounts in thousands)
Cash flows from operating activities
Net income	$7,570	$6,112	$5,192
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in of undistributed income of subsidiary	(3,130)	(2,155)	(1,922)
Securities gains	(165)	(178)	(258)
Loss on sale of real estate	—	56	—
(Increase) decrease in due from bank subsidiary	(280)	15	82
Decrease (increase) in other assets	113	(25)	(195)
Loss (income) on equity method investments	21	44	(47)
Stock option compensation	127	—	—
Other, net	—	(186)	77
Net cash provided by operating activities	4,256	3,683	2,929
Cash flows from investing activities
Proceeds from sales of investment securities	1,238	579	623
Purchase of investment securities	(684)	(604)	(249)
Proceeds from sale of real estate	—	103	—
Investment in subsidiary	(1,060)	(50)	(488)
Net cash (used in) provided by investing activities	(506)	28	(114)
Cash flows from financing activities
Dividends paid	(3,559)	(3,197)	(2,950)
Common stock issued under stock option plans	88	181	144
Treasury shares issued to dividend reinvestment plan	521	—	—
Cash paid in lieu of fractional shares on stock split	—	—	(9)
Purchase of treasury shares	(800)	(695)	—
Net cash used in financing activities	(3,750)	(3,711)	(2,815)
Increase in cash and cash equivalents	—	—
Cash and cash equivalents as of January 1	—	—	—
Cash and cash equivalents as of December 31	$—	$—	$—

Note 22. Quarterly Results of Operations

The following is a summary of the quarterly results of consolidated operations of Franklin Financial for the years ended December 31, 2006 and 2005:

	Three months ended
2006	March 31	June 30	September 30	December 31
	(Amounts in thousands, except per share)
Interest income	$8,399	$9,170	$11,544	$11,790
Interest expense	3,834	4,377	5,724	6,022
Net interest income	4,565	4,793	5,820	5,768
Provision for loan losses	180	60	—	0
Other noninterest income	1,729	2,112	2,104	2,146
Securities gains	95	—	—	70
Noninterest expense	4,467	4,299	5,246	5,284
Income before income taxes	1,742	2,546	2,678	2,700
Income taxes	253	668	577	598
Net Income	$1,489	$1,878	$2,101	$2,102
Basic earnings per share	$0.44	$0.56	$0.55	$0.55
Diluted earnings per share	$0.44	$0.56	$0.55	$0.55
Dividends declared per share	$0.24	$0.25	$0.25	$0.25

	Three months ended
2005	March 31	June 30	September 30	December 31
Interest income	$6,568	$7,212	$7,720	$8,211
Interest expense	2,518	2,780	3,237	3,638
Net interest income	4,050	4,432	4,483	4,573
Provision for loan losses	106	80	120	120
Other noninterest income	1,286	1,566	1,932	1,987
Securities gains	155	64	5	—
Noninterest expense	4,226	4,212	4,237	4,384
Income before income taxes	1,159	1,770	2,063	2,056
Income taxes	(230)	317	421	429
Net Income	$1,389	$1,453	$1,642	$1,627
Basic earnings per share	$0.41	$0.43	$0.49	$0.48
Diluted earnings per share	$0.41	$0.43	$0.49	$0.48
Dividends declared per share	$0.23	$0.24	$0.24	$0.24

Due to rounding, the sum of the quarters may not equal the amount reported for the year.

Note 23. Acquisition

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

The following table summarizes the preliminary purchase price allocation based on estimated fair values of the assets and liabilities assumed at the date of the acquisition:

(Amounts in thousands)
Assets:
Cash and cash equivalents	$3,725
Investment securities	148
Net loans	73,154
Core deposit intangible	3,252
Premises and equipment	3,173
Bank owned life insurance	5,465
Receivable from investments	33,591
Other assets	1,303
Total identifiable assets	$123,811
Liabilities:
Total deposits	$105,974
Short-term borrowings	400
Other liabilities	2,702
Total liabilities	$109,076

In accordance with SFAS 141, Franklin Financial Services Corporation used the purchase method of accounting to record this transaction. The $9.1 million of goodwill recorded from the acquisition is calculated below. The goodwill recorded was allocated to the banking subsidiary as all of the assets and liabilities acquired are related to the banking subsidiary, in accordance with SFAS 142. The goodwill will not be amortized in accordance with SFAS 142 and is not deductible for tax purposes.

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

The following unaudited pro forma combined results of operations for the periods shown below give effect to the merger as if the merger had been completed on January 1, 2006 and 2005, respectively. The pro forma results show the combination of Fulton Bancshares’ results into Franklin Financial Services Corporation’s consolidated statements of income. While adjustments have been made for the estimated effect of purchase accounting, the pro forma results do not reflect the actual result the combined company would have achieved had the combination occurred at the beginning of the periods presented.

	Pro forma
	Twelve months	Twelve months
	ended	ended
	December 31	December 31
	2006	2005
	(in thousands, except per share)
Net interest income	$23,145	$21,762
Other income	8,596	7,608
Net income	6,082	5,104
Diluted earnings per share	1.69	1.32

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2006, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Management Report on Internal Control Over Financial Reporting

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2006, the company’s internal control over financial reporting is effective based on those criteria.

There were no changes during the fourth quarter of 2006 in the Company’s internal control over financial reporting which materially affected, or which are reasonably likely to affect, the Company’s internal control over financial reporting.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by Beard Miller Company LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Franklin Financial Services Corporation
Chambersburg, Pennsylvania

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Franklin Financial Services Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Franklin Financial Services Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Franklin Financial Services Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Franklin Financial Services Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Franklin Financial Services Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 1, 2007 expressed an unqualified opinion.

Beard Miller Company LLP
Harrisburg, Pennsylvania
March 1, 2007

Item 9B. Other Information

None

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item relating to the directors and executive officers of the Corporation is incorporated herein by reference to the information set forth under the heading “INFORMATION CONCERNING THE ELECTION OF DIRECTORS—Information about Nominees, Continuing Directors and Executive Officers” and under the heading “ADDITIONAL INFORMATION—Executive Officers” appearing in the Corporation’s proxy statement dated March 27, 2007.

The information required by this item relating to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information set forth under the heading “ADDITIONAL INFORMATION—Compliance with Section 16(a) of the Exchange Act” appearing in the Corporation’s proxy statement dated March 27, 2007.

The information required by this item relating to the Corporation’s code of ethics is incorporated herein by reference to the information set forth under the heading “INFORMATION CONCERNING CORPORATE GOVERNANCE POLICIES, PRACTICES AND PROCEDURES” appearing in the Corporation’s proxy statement dated March 27, 2007.

The information required by this item relating to material changes to the procedures by which the Corporation’s shareholders may recommend nominees to the Board of Directors is incorporated herein by reference to the information set forth under the heading “INFORMATION CONCERNING THE ELECTION OF DIRECTORS—Nominations for Election of Directors” appearing in the Corporation’s proxy statement dated March 27, 2007.

The information required by this item relating to the Corporation’s audit committee and relating to an audit committee financial expert is incorporated herein by reference to the information set forth under the heading “COMMITTEES OF THE BOARD OF DIRECTORS—Audit Committee” appearing, in the Corporation’s proxy statement dated March 27, 2007.

Item 11. Executive Compensation

The information required by this item relating to executive compensation is incorporated herein by reference to the information set forth under the heading “EXECUTIVE COMPENSATION” appearing in the Corporation’s proxy statement dated March 27, 2007; provided, however, that the information set forth under the subheading “Compensation Committee Report” is intended to be furnished and not filed.

The information required by this item relating to the compensation committee interlocks and insider participation is incorporated herein by reference to the information set forth under the heading “COMMITTEES OF THE BOARD OF DIRECTORS—Compensation Committee Interlocks and Insider Participation” appearing in the Corporation’s proxy statement dated March 27, 2007.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item relating to securities authorized for issuance under executive compensation plans is incorporated herein by reference to the information set forth under the heading “EXECUTIVE COMPENSATION—Compensation Tables and Additional Compensation Disclosure—

Equity Compensation Plan Information” appearing in the Corporation’s proxy statement dated March 27, 2007.

The information required by this Item relating to security ownership of certain beneficial owners is incorporated herein by reference to the information set forth under the heading “GENERAL INFORMATION—Voting of Shares and Principal Holders Thereof’ appearing in the Corporation’s proxy statement dated March 27, 2007.

The information required by this Item relating to security ownership of management is incorporated herein by reference to the information set forth under the heading “INFORMATION CONCERNING THE ELECTION OF DIRECTORS—Information about Nominees, Continuing Directors and Executive Officers” appearing in the Corporation’s proxy statement dated March 27, 2007

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item relating to transactions with related persons is incorporated herein by reference to the information set forth under the heading “ADDITIONAL INFORMATION—Transactions with Related Persons” appearing in the Corporation’s proxy statement dated March 27, 2007.

The information required by this Item relating to director independence is incorporated herein by reference to the information set forth under the heading “INFORMATION CONCERNING THE ELECTION OF DIRECTORS—Director Independence “and under the heading “Additional Information—Transactions with Related Persons” appearing in the Corporation’s proxy statement dated March 27, 2007.

Item 14. Principal Accountant Fees and Services

The information required by this Item relating to principal accountant fees and services is incorporated herein by reference to the information set forth under the heading “RELATIONSHIP WITH INDEPENDENT PUBLIC ACCOUNTANTS” appearing in the Corporation’s proxy statement dated March 27, 2007.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)          The following documents are filed as part of this report:

(1)          The following Consolidated Financial Statements of the Corporation:

                           Report of Independent Registered Public Accountant

                           Consolidated Balance Sheets—December 31, 2006 and 2005,

                           Consolidated Statements of Income—Years ended December 31, 2006, 2005 and 2004,

                           Consolidated Statements of Changes in Shareholders’ Equity—Years ended December 31, 2006, 2005 and 2004,

                           Consolidated Statements of Cash Flows—Years ended December 31, 2006, 2005 and 2004,

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

(3)          The following exhibits are filed as part of this report:

3.1            Articles of Incorporation of the Corporation.

3.2            Bylaws of the Corporation.

10.1     Deferred Compensation Agreements with Bank Directors.

10.2     Directors’ Deferred Compensation Plan

10.3     Incentive Stock Option Plan

10.4     Management Group Pay for Performance Plan

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
Dated: March 15, 2007

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Charles M. Sioberg	Chairman of the Board	March 15, 2007
Charles M. Sioberg	and Director
/s/ William E. Snell, Jr.	President and Chief Executive	March 15, 2007
William E. Snell, Jr.	Officer and Director
/s/ Mark R. Hollar	Treasurer and Chief Financial	March 15, 2007
Mark R. Hollar	Officer (Principal Financial
And Accounting Officer)
/s/ Charles S. Bender II	Director	March 15, 2007
Charles S. Bender II
/s/ Martin R. Brown	Director	March 15, 2007
Martin R. Brown
/s/ G. Warren Elliott	Director	March 15, 2007
G. Warren Elliott
/s/ Donald A. Fry	Director	March 15, 2007
Donald A. Fry
/s/ Allan E. Jennings, Jr.	Director	March 15, 2007
Allan E. Jennings, Jr.
/s/ Stanley J. Kerlin	Director	March 15, 2007
Stanley J. Kerlin
/s/ H. Huber McCleary	Director	March 15, 2007
H. Huber McCleary
/s/ Jeryl C. Miller	Director	March 15, 2007
Jeryl C. Miller
/s/ Stephen E. Patterson	Director	March 15, 2007
Stephen E. Patterson
/s/ Kurt E. Suter	Director	March 15, 2007
Kurt E. Suter
/s/ Martha B. Walker	Director	March 15, 2007
Martha B. Walker

Exhibit Index for the Year
Ended December 31, 2006

Item	Description
3.1	Articles of Incorporation of the Corporation. (Filed as Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.)
3.2	Bylaws of the Corporation. (Filed as Exhibit 3 (i) to Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.)
10.1	Deferred Compensation Agreements with Bank Directors. (Filed as Exhibit 10.1 to Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.)
10.2	Director’s Deferred Compensation Plan. (Filed as Exhibit 10.2 to Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.)
10.3	Incentive Stock Option Plan (Filed as Exhibit 99.1 to Registration Statement No. 3390348 on Form S-8 and incorporated herein by reference.)
10.4	Management Group Pay for Performance Program
21.	Subsidiaries of Corporation
23.1	Consent of Beard Miller Company LLP
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certification
32.2	Section 1350 Certification