Form 10-Q
period 2007-03-31
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2007-05-08
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

There were 3,844,462 outstanding shares of the Registrant’s common stock as of March 31, 2007.

Part I FINANCIAL INFORMATION

Item 1 Financial Statements

Franklin Financial Services Corporation

Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	March 31	December 31
	2007	2006
	(unaudited)

Assets

Cash and due from banks	$13,594	$21,855
Fed funds sold	7,800	—
Interest bearing deposits in other banks	2,240	293
Total cash and cash equivalents	23,634	22,148
Investment securities available for sale	174,435	189,345
Restricted stock	2,845	3,142
Loans held for sale	3,752	2,561
Loans	537,553	528,534
Allowance for loan losses	(6,927)	(6,850)
Net Loans	530,626	521,684
Premises and equipment, net	13,339	13,101
Bank owned life insurance	17,721	17,561
Goodwill	9,113	9,113
Other intangible assets	2,981	3,071
Equity method investment	3,971	4,028
Other assets	14,290	13,579
Total assets	$796,707	$799,333

Liabilities

Deposits
Demand (non-interest bearing)	$84,018	$87,688
Savings and interest checking	360,753	337,985
Time	164,430	169,622
Total Deposits	609,201	595,295

Securities sold under agreements to repurchase	71,821	78,410
Short-term borrowings	—	6,700
Long-term debt	33,664	38,449
Other liabilities	9,247	8,865
Total liabilities	723,933	727,719

Shareholders' equity

Common stock $1 par value per share, 15,000 shares authorized with 4,299 shares issued and 3,845 and 3,838 shares outstanding at March 31, 2007 and December 31, 2006 , respectively.	4,299	4,299
Capital stock without par value, 5,000 shares authorized with no shares issued or outstanding	—	—
Additional paid-in capital	32,352	32,251
Retained earnings	43,753	42,649
Accumulated other comprehensive income	66	236
Treasury stock, 454 shares and 461 shares at cost at March 31, 2007 and December 31, 2006, respectively	(7,696)	(7,821)
Total shareholders' equity	72,774	71,614

Total liabilities and shareholders' equity	$796,707	$799,333

The accompanying notes are an integral part of these financial statements.

Franklin Financial Services Corporation

Consolidated Statements of Income

(Amounts in thousands, except per share data)

(unaudited)

	For the Three Months Ended
	March 31
	2007	2006

Interest Income
Loans, including fees	$9,546	$6,609
Interest and dividends on investments:
Taxable interest	1,598	1,198
Tax exempt interest	560	464
Dividend income	85	68
Federal funds sold	51	52
Deposits and obligations of other banks	12	8
Total interest income	11,852	8,399

Interest Expense
Deposits	4,564	2,658
Securities sold under agreements to repurchase	913	542
Short-term borrowings	24	27
Long-term debt	488	607
Total interest expense	5,989	3,834
Net interest income	5,863	4,565
Provision for loan losses	150	180
Net interest income after provision for loan losses	5,713	4,385

Noninterest Income
Investment and trust services fees	995	796
Service charges and fees	978	839
Mortgage banking activities	89	55
Increase in cash surrender value of life insurance	160	115
Equity method investments	(57)	(76)
Other	53	—
Securities gains	278	95
Total noninterest income	2,496	1,824

Noninterest Expense
Salaries and benefits	2,815	2,285
Net occupancy expense	386	309
Furniture and equipment expense	254	177
Advertising	270	235
Legal and professional fees	267	254
Data processing	378	344
Pennsylvania bank shares tax	171	124
Intangible amortization	90	46
Other	1,062	693
Total noninterest expense	5,693	4,467
Income before Federal income taxes	2,516	1,742
Federal income tax expense	452	253
Net income	$2,064	$1,489

Per share data
Basic earnings per share	$0.54	$0.44
Diluted earnings per share	$0.54	$0.44
Cash dividends declared	$0.25	$0.24

The accompanying notes are an integral part of these financial statements.

Franklin Financial Services Corporation

Consolidated Statements of Changes in Shareholders' Equity

for the Three Months Ended March 31, 2007 and 2006

(unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
(Dollars in thousands, except per share data)	Stock	Capital	Earnings	Income	Stock	Total

Balance at December 31, 2005	$3,806	$19,907	$38,638	$801	$(7,482)	$55,670

Comprehensive income:
Net income	—	—	1,489	—	—	1,489
Unrealized loss on securities, net of reclassification adjustments	—	—	—	(49)	—	(49)
Unrealized gain on hedging actvities, net of reclassification adjustments	—	—	—	47		47
Total Comprehensive income						1,487

Cash dividends declared, $.24 per share	—	—	(804)	—	—	(804)
Common stock issued under stock option plans	—	1	—	—	3	4
Stock option compensation	—	14	—	—	—	14
Balance at March 31, 2006	$3,806	$19,922	$39,323	$799	$(7,479)	$56,371

Balance at December 31, 2006	$4,299	$32,251	$42,649	$236	$(7,821)	$71,614

Comprehensive income:
Net income	—	—	2,064	—	—	2,064
Unrealized loss on securities, net of reclassification adjustments	—	—	—	(170)	—	(170)
Total Comprehensive income						1,894

Cash dividends declared, $.25 per share	—	—	(960)	—	—	(960)
Common stock issued under stock option plans	—	5	—	—	19	24
Treasury shares issued to dividend reinvestment plan	—	65	—	—	106	171
Stock option compensation	—	31	—	—	—	31
Balance at March 31, 2007	$4,299	$32,352	$43,753	$66	$(7,696)	$72,774

The accompanying notes are an integral part of these financial statements.

Franklin Financial Services Corporation

Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31
(Amounts in thousands)	2007	2006

Cash flows from operating activities
Net income	$2,064	$1,489
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	319	269
Net (accretion) amortization of investment securities	(176)	25
Stock option compensation expense	31	14
Amortization and write down of mortgage servicing rights	37	72
Amortization of intangibles	90	46
Provision for loan losses	150	180
Securities gains, net	(278)	(95)
Loans originated for sale	(6,751)	(5,601)
Proceeds from sale of loans	5,599	3,567
Gain on sales of loans	(39)	(44)
Increase in cash surrender value of life insurance	(160)	(115)
Loss on equity method investment	57	76
Increase in interest receivable and other assets	(612)	(518)
Increase in interest payable and other liabilities	403	154
Other, net	(24)	(198)
Net cash provided by (used in) operating activities	710	(679)

Cash flows from investing activities
Proceeds from sales of investment securities available for sale	1,250	537
Proceeds from maturities of investment securities available for sale	19,742	12,351
Net decrease in restricted stock	297	182
Purchase of investment securities available for sale	(5,885)	(7,573)
Net increase in loans	(9,116)	(9,074)
Capital expenditures	(580)	(267)
Net cash provided by (used in) investing activities	5,708	(3,844)

Cash flows from financing activities
Net increase in demand deposits, NOW accounts and savings accounts	19,099	15,986
Net decrease in certificates of deposit	(5,192)	(385)
Net decrease in short-term borrowings	(13,289)	(2,097)
Long-term debt payments	(4,785)	(5,838)
Dividends paid	(960)	(804)
Common stock issued to dividend reinvestment plan	171	—
Common stock issued under stock option plans	24	4
Net cash (used in) provided by financing activities	(4,932)	6,866

Increase in cash and cash equivalents	1,486	2,343
Cash and cash equivalents as of January 1	22,148	24,738

Cash and cash equivalents as of March 31	$23,634	$27,081

The accompanying notes are an integral part of these financial statements.

FRANKLIN FINANCIAL SERVICES CORPORATION and SUBSIDIARIES

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

The consolidated financial statements include the accounts of Franklin Financial Services Corporation (the Corporation), and its wholly-owned subsidiaries, Farmers and Merchants Trust Company of Chambersburg (the Bank), Franklin Financial Properties Corp., and Franklin Future Fund Inc.  Farmers and Merchants Trust Company of Chambersburg is a commercial bank that has one wholly-owned subsidiary, Franklin Realty Services Corporation.  Franklin Realty Services Corporation is an inactive real-estate brokerage company.  Franklin Financial Properties Corp. holds real estate assets that are leased by the Bank. Franklin Future Fund Inc. is a non-bank investment company. The activities of nonbank entities are not significant to the consolidated totals.  All significant intercompany transactions and account balances have been eliminated.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at and as of March 31, 2007, and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s 2006 Annual Report on Form 10-K.  The results of operations for the period ended March 31, 2007 are not necessarily indicative of the operating results for the full year.

The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

Earnings per share is computed based on the weighted average number of shares outstanding during each period end.  A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

	For the three months ended
	March 31
(Amounts in thousands)	2007	2006
Weighted average shares outstanding (basic)	3,838	3,352
Impact of common stock equivalents	9	6
Weighted average shares outstanding (diluted)	3,847	3,358

Note 2 — Comprehensive Income

The components of other comprehensive income are as follows:

	For the Three Months Ended
	March 31
	2007	2006
Net Income	$2,064	$1,489

Securities:
Unrealized gains arising during the period	21	21
Reclassification adjustment for (gains) included in net income	(278)	(95)
Net unrealized (losses)	(257)	(74)
Tax effect	87	25
Net of tax amount	(170)	(49)

Derivatives:
Unrealized gains arising during the period	(3)	50
Reclassification adjustment for losses included in net income	3	21
Net unrealized gains	—	71
Tax effect	—	(24)
Net of tax amount	—	47

Total other comprehensive income	(170)	(2)
Total Comprehensive Income	$1,894	$1,487

Note 3 — Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Bank, generally, holds collateral and/or personal guarantees supporting these commitments.  The Bank had $13.8 million standby letters of credit as of March 31, 2007 and $17.0 million as of December 31, 2006. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.

Note 4 — Pensions

The components of pension expense for the periods presented are as follows:

	Three months ended
	March 31
(Amounts in thousands)	2007	2006
Components of net periodic benefit cost:
Service cost	$91	$91
Interest cost	181	172
Expected return on plan assets	(230)	(219)
Amortization of prior service cost	24	22
Net periodic benefit cost	$66	$66

Note 5 — Recent Accounting Pronouncements

FIN 48

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which clarified the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.  We adopted FIN 48 effective on January 1, 2007 and this adoption did not impact our consolidated financial statements.

EITF Issue No. 06-04 “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”

In September 2006, the FASB’s Emerging Issues Task Force (EITF) issued EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements” (“EITF 06-4”).  EITF 06-4 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement.  The consensus highlights that the employer (who is also the policyholder) has a liability for the benefit it is providing to its employee.  As such, if the policyholder has agreed to maintain the insurance policy in force for the employee’s benefit during his or her retirement, then the liability recognized during the employee’s active service period should be based on the future cost of insurance to be incurred during the employee’s retirement.  Alternatively, if the policyholder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS No. 106 or Accounting Principles Board (APB) Opinion No. 12, as appropriate.  For transition, an entity can choose to apply the guidance using either of the following approaches: (a) a change in accounting principle through retrospective application to all periods presented or (b) a change in accounting principle through a cumulative-effect adjustment to the balance in retained earnings at the beginning of the year of adoption.  The disclosures are required in fiscal years beginning after December 15, 2007, with early adoption permitted. The Corporation is evaluating the affect EITF 06-4 will have on its consolidated financial statements.

SFAS No. 157 “Fair Value Measurement”

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Corporation is evaluating the affect the adoption of SFAS No. 157 will have on its consolidated financial statements.

SFAS No. 159  “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement 115”

In February 2007, the FASB issued SFAS No. 159  “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement 115.”  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date.  The Corporation did not elect the early adoption option of SFAS No. 159.  SFAS No. 159 is effective for the Corporation January 1, 2008 and it is evaluating the affect it will have on its consolidated financial statements.

Note 6 — Acquisition

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

The following unaudited pro forma combined results of operations for the periods shown below give effect to the merger as if the merger had been completed on January 1, 2006. The pro forma results show the combination of Fulton Bancshares’ results into Franklin Financial Services Corporation’s consolidated statements of income. While adjustments have been made for the estimated effect of purchase accounting, the pro forma results do not reflect the actual result the combined company would have achieved had the combination occurred at the beginning of the periods presented.

Pro forma
Three months
ended
March 31
(in thousands, except per share)	2006
Net interest income	$5,608
Other income	1,981
Net income	1,356
Diluted earnings per share	0.35

Note 7 — Reclassifications

Certain prior period amounts may have been reclassified to conform to the current year presentation.  Such reclassifications did not affect reported net income.

Part I, Item 2

Management’s Discussion and Analysis of Results of Operations and Financial Condition

For the Three Month Period Ended March 31, 2007 and 2006

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

Critical Accounting Policies

Management has identified critical accounting policies for the Corporation to include Allowance for Loan Losses, Mortgage Servicing Rights, Financial Derivatives, Temporary Investment Impairment and Stock-based Compensation.  There were no other changes to the critical accounting policies disclosed in the 2006 Annual Report on Form 10-K in regards to application or related judgements and estimates used.  Please refer to Item 7 of the Corporation’s 2006 Annual Report on Form 10-K for a more detailed disclosure of the critical accounting policies.

Results of Operations

The results of operations for 2007 reflect the acquisition of Fulton Bancshares Corporation on July 1, 2006, which are not reflected in the first quarter 2006 results.

Summary

The Corporation reported net income for the quarter ended March 31, 2007 of $2.1 million.  This is a 38.6% increase versus net income of $1.5 million for the first quarter of 2006 and was driven by an increase of net interest income.  Diluted earnings per share also increased from $.44 in 2006 to $.54 in 2007. Total assets were $796.7 million at March 31, 2007, down slightly from year-end 2006.  Net loans and total deposits both grew during the quarter with ending balances of $530.6 million and $609.2 million, respectively.

Other key performance ratios as of, or for the three months ended March 31 (on an annualized basis) are listed below:

	2007	2006
Return on average equity (ROE)	11.36%	10.60%
Return on average assets (ROA)	1.03%	.96%
Return on average tangible average equity(1)	14.22%	10.60%
Return on average tangible average assets(1)	1.09%	.96%

(1) The Corporation supplements its traditional GAAP measurements with Non-GAAP measurements. The Non-GAAP measurements include Return on Average Tangible Assets and Return on Average Tangible Equity. The purchase method of accounting was used to record the acquisition of Fulton Bancshares Corporation.  As a result, intangible assets (primarily goodwill and core deposit intangibles) were created. The Non-GAAP disclosures are intended to eliminate the effects of the intangible assets and allow for better comparisons to periods when such assets did not exist.  The following table shows the adjustments made between the GAAP and NON-GAAP measurements:

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
Average Equity less Average Intangible Assets

A more detailed discussion of the operating results for the three months ended March 31, 2007 follows:

Net Interest Income

Comparison of the three months ended March 31, 2007 to the three months ended March 31, 2006:

Net interest income for the quarter was $5.9 million and represents an increase of $1.3 million over net interest income of $4.6 million in the first quarter of 2006.  Interest income increased $3.5 million (41%) during the quarter, reaching $11.9 million as compared to $8.4 million in the prior year.  The majority of the increase in interest income occurred in the loan portfolio and was the result of an increase of $128.3 million in average outstanding loans quarter over quarter. The increase in the loan portfolio occurred primarily in the commercial loan portfolio.

Interest expense was $6.0 million for the quarter, an increase of $2.2 million from the prior year quarter. The largest contributor to the increase in interest expense was the Money Management product that is indexed to short-term interest rates.  Interest expense on this product increased $1.1 million quarter over quarter as average balances increased $78.0 million.

The following table shows a comparative analysis of average balances, asset yields and funding costs for the three months ended March 31, 2007 and 2006. These components drive changes in net interest income.

	For the Three Months Ended March 31
	2007			2006
		Tax			Tax
	Average	Equivalent	Average	Average	Equivalent	Average
(Dollars in thousands)	balance	Interest	yield/rate	balance	Interest	yield/rate
Interest-earning assets
Federal funds sold and interest bearing balances	$4,873	$63	5.17%	$5,200	$60	4.62%
Investment securities	186,811	2,464	5.35%	163,301	1,921	4.77%
Loans	533,780	9,608	7.30%	405,516	6,669	6.67%
Total interest-earning assets	725,464	12,135	6.78%	574,017	8,650	6.11%

Interest-bearing liabilities

Interest-bearing deposits	516,947	4,564	3.58%	384,504	2,658	2.80%
Securities sold under agreements to repurchase	73,700	913	5.02%	52,812	542	4.16%
Short-term borrowings	1,739	24	5.60%	2,285	27	4.79%
Long-term debt	37,312	488	5.30%	47,244	607	5.21%
Total interest-bearing liabilities	629,698	5,989	3.86%	486,845	3,834	3.19%

Interest spread			2.92%			2.92%
Net interest income/Net interest margin		6,146	3.44%		4,816	3.40%
Tax equivalent adjustment		(283)			(251)
Net interest income		$5,863			$4,565

Provision for Loan Losses

The Corporation recorded $150 thousand for the provision for loan losses during the first quarter of 2007 versus $180 thousand for the same period in 2006.

For more information concerning loan quality and the allowance for loan losses, refer to the Asset Quality discussion.

Noninterest Income

Comparison of the three months ended March 31, 2007 to the three months ended March 31, 2006:

Noninterest income, excluding security gains, was $2.2 million in the first quarter, 28.3% greater than the first quarter of 2006 total of $1.7 million.  Investment and trust service fees increased $199 thousand in the first quarter of 2007 versus the prior year period. Most of this increase was due to fees from estate settlements. Service charges and fees increased $139 thousand quarter over quarter.  Contributing to this increase were retail deposit fees (up $69 thousand) and fees from debit card activity (up $25 thousand). Deposit fees have been boosted by continued growth of the Bank’s overdraft protection program. Mortgage banking fees increased from 2006 as the result of the reversal of impairment of $35 thousand in 2007 versus an impairment charge of $12 thousand in 2006. The increase in income from bank owned life insurance is due solely to additional assets recorded in the acquisition.   The Corporation has an investment in American Home Bank, N.A. This investment produced a loss of $57 thousand in the first quarter of 2007, compared to a loss of $76 thousand in the first quarter of 2006. Other income also increased quarter over quarter due to a settlement of $50 thousand from a class action lawsuit involving an equity security previously owned by the Bank.  Securities gains of $278 thousand were recognized in the first quarter of 2007 compared to gains of $95 thousand recognized in 2006.

Noninterest Expense

Comparison of the three months ended March 31, 2007 to the three months ended March 31, 2006:

During the first quarter of 2007, noninterest expense increased $1.2 million to $5.7 million from $4.5 million in 2006.  All categories of noninterest expense increased quarter over quarter. Salaries and benefits increased $530 thousand in 2007.  Within this category, employee salaries increased $375 thousand due mainly to the addition of employees from the acquisition and a $93 thousand increase in the Bank’s incentive compensation plan.  For the first quarter, the Corporation recorded stock option compensation of $31 thousand versus $14 thousand in 2006. Advertising expense increased $35 thousand and was due in part to first quarter promotion of the opening of the Bank’s twenty-fourth community office on April 3, 2007. Occupancy expense was up $154 thousand due to the addition of six community offices gained in the acquisition and the opening of a new community office in the fourth quarter of 2006.  The Bank’s shares tax expense also increased $47 thousand as a result of the acquisition.  The Bank recorded a core deposit intangible asset in the acquisition and the amortization of this asset added $90 thousand to noninterest expense during the quarter.  However, intangible amortization increased only $44 thousand over 2006 because the amortization of a prior intangible asset was completed in 2006.  Other noninterest expense increased $369 thousand during the quarter and includes increases in postage and telephone, as well as nonrecurring expense of $277 thousand from a prepayment penalty on an FHLB term debt payoff.

Financial Condition

At March 31, 2007, total assets of the Corporation were $796.7 million, down slightly from $799.3 million at year-end 2006.  Total cash and cash equivalents increased by $1.5 million from year-end 2006 to $23.6 million.  However, the mix changed from year-end 2006 as cash and due from banks decreased by $8.3 million and Federal funds sold increased $7.8 million.  The increase in Federal funds sold occurred near the end of the quarter and was significantly higher than the average balance for the quarter of $4.0 million.  The balance of investment securities fell slightly since year-end as maturing cash flows were reinvested in loans or invested in federal funds sold.  Net loans have increased $8.9 million since year-end.  Commercial lending activity continues to be strong and these balances have increased approximately $9.4 million during the quarter. However, this growth was somewhat offset by a decrease in mortgage loans. At March 31, 2007, the balance of the core deposit intangible was $3.0 million and goodwill totaled $9.1 million.

Total deposits increased $13.9 million to $609.2 million at March 31, 2007, with the Money Management product recording an increase of $22.7 million during the three-month period.  The balances in demand deposits, savings and CDs decreased from December 31, 2006 to March 31, 2007, as some of these funds moved to the Money Management product.  Securities sold under agreements to repurchase (Repo) have decreased $6.6 million during the three-month period due to a reduction in one large account. Likewise, long-term debt has decreased by $4.8 million due primarily to the prepayment of a $4.1 million term loan in the first quarter. The prepayment of long-term debt was undertaken to eliminate high interest rate debt.

Total shareholders’ equity recorded a net increase of  $1.2 million to $72.8 million at March 31, 2007 from $71.6 million at December 31, 2006.  Cash dividends declared in the first quarter were $960 thousand.

Capital adequacy is currently defined by regulatory agencies through the use of several minimum required ratios.  At March 31, 2007, the Corporation was well capitalized as defined by the banking regulatory agencies.  Regulatory capital ratios for the Corporation and the Bank are shown below:

		Regulatory Ratios
			Well Capitalized
	March 31, 2007	Minimum	Minimum
Total Risk Based Capital Ratio
Franklin Financial Services Corporation	12.02%	8.0%	n/a
Farmers & Merchants Trust Company	10.18%	8.0%	10.0%

Tier 1 Capital Ratio
Franklin Financial Services Corporation	10.74%	4.0%	n/a
Farmers & Merchants Trust Company	8.92%	4.0%	6.0%

Leverage Ratio
Franklin Financial Services Corporation	7.74%	4.0%	n/a
Farmers & Merchants Trust Company	6.40%	4.0%	5.0%

Asset Quality

Nonperforming loans decreased slightly from year-end 2006 and totaled $2.2 million at quarter-end. Likewise, the composition of nonperforming loans is nearly the same as it was at year-end 2006.  The Corporation held no foreclosed real estate on March 31, 2007.  The following table presents a summary of nonperforming assets:

	March 31	December 31
(Dollars in thousands)	2007	2006
Nonaccrual loans	$1,104	$1,179
Loans past due 90 days or more and not included above	1,104	1,148
Total nonperforming loans	2,208	2,327
Foreclosed real estate	—	—
Total nonperforming assets	$2,208	$2,327

Nonperforming loans to total loans	0.41%	0.44%
Nonperforming assets to total assets	0.28%	0.29%
Allowance for loan losses to nonperforming loans	313.72%	294.37%

During the first quarter of 2007, the Bank recorded net loan charge-offs of $73 thousand, compared to net loan charge-offs of $62 thousand in the first quarter of 2006. The net charge-off ratio for the first quarter of 2007 was .05%. The majority of the charge-offs occurred in the Bank’s consumer loan portfolio. The provision for loan losses was $150 thousand for the quarter, less than the provision expense of $180 thousand in 2006.  The allowance for loan losses as a percentage of loans was 1.29% on March 31, 2007 virtually unchanged from 1.30% on December 31, 2006.

The Corporation monitors the adequacy of the allowance for loan losses on an ongoing basis and reports its adequacy assessment monthly to the Board of Directors. This assessment is used to determine the provision for loan losses and Management is confident in the adequacy of the allowance for loan losses. The following table presents an analysis of the allowance for loan losses.

Allowance for Loan Losses

			Twelve
	Three Months Ended		Months Ended
	March 31		December 31
(amounts in thousands)	2007	2006	2006
Balance at beginning of period	$6,850	$5,402	$5,402
Charge-offs	(147)	(78)	(384)
Recoveries	74	16	200
Net loans (charged-off)	(73)	(62)	(184)
Addition of Fulton allowance	—	—	1,392
Provision for loan losses	150	180	240
Balance at end of period	$6,927	$5,520	$6,850

Allowance as a percent of loans	1.29%	1.36%	1.30%
Net loans charged-off as a percentage average loans*	0.05%	0.06%	0.04%

* annualized

Economy

The Corporation operates in Franklin, Cumberland, Fulton and Huntingdon Counties, PA. The economic conditions in this market continue to be strong and unemployment rates continue to remain low in comparison to state and national levels. The Corporation is not overly dependent on any one industry within its market area and the industries located in its market area are well diversified.

Unlike many companies, the assets and liabilities of the Corporation are financial in nature. As such, interest rates and changes in interest rates may have a more significant effect on the Corporation’s financial results than on other types of industries. Because of this, the Corporation watches the actions of the Federal Reserve Open Market Committee (FOMC) as it makes decisions about interest rate changes. The FOMC’s cycle of rate increases appears to have ended; however, the yield curve remains inverted or flat. Economic forecasts now suggest that the FOMC may reduce its Federal funds target rate in late 2007 and the yield curve is expected to begin to return to a positive slope as other short-term rates fall. A decrease in short-term rates and a positively sloped yield curve should have a positive effect on the Corporation’s performance.

Liquidity

The Corporation must meet the financial needs of the customers that it serves, while providing a satisfactory return on the shareholders’ investment.  In order to accomplish this, the Corporation must maintain sufficient liquidity in order to respond quickly to the changing level of funds required for both loan and deposit activity.  The goal of liquidity management is to meet the ongoing cash flow requirements of depositors who want to withdraw funds and of borrowers who request loan disbursements.  Historically, the Corporation has satisfied its liquidity needs from earnings, repayment of loans and amortizing investment securities, maturing investment securities, loan sales, deposit growth and its ability to access existing lines of credit.  All investments are classified as available for sale; therefore, securities that are not pledged as collateral for borrowings are an additional source of readily available liquidity.

Another source of available liquidity for the Bank is a line of credit with the Federal Home Loan Bank of Pittsburgh (FHLB).  At March 31, 2007, the Bank had approximately $201 million available on its line of credit with the FHLB that it could borrow to meet any liquidity needs.  The Bank’s primary liquidity reserve at March 31, 2007 was $260.1 million. The reserve is comprised of the Bank’s unused borrowing capacity at FHLB plus its unpledged investment securities. The Bank regularly forecasts its liquidity needs through its asset/liability process and believes it can meet all anticipated liquidity demands.  The Bank also has a $10 million line of credit with a correspondent bank.

Off Balance Sheet Commitments and Contractual Obligations

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk.  These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments.  Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation.  Unused commitments and standby letters of credit totaled $137.2 million and $137.3 million, respectively, at March 31, 2007 and December 31, 2006.

The Corporation has also entered into interest rate swap agreements as part of its interest rate risk management strategy.  At March 31, 2007, there was one open swap contract with a notional amount of $5 million and a maturity date of July 11, 2008.

The Corporation has entered into various contractual obligations to make future payments.  These obligations include time deposits, long-term debt, operating leases, deferred compensation and pension payments.

PART I, Item 3

Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the Corporation’s exposure to market risk during the first quarter ended March 31, 2007. For more information on market risk refer to the Corporation’s 2006 Annual Report on Form 10-K.

PART I, Item 4

Controls and Procedures

Evaluation of Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2007, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Changes in Internal Controls

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2006, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2006, the Corporation’s internal control over financial reporting is effective based on those criteria.

There were no changes during the first quarter of 2007 in the Corporation’s internal control over financial reporting which materially affected, or which are reasonably likely to affect, the Corporation’s internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1.	Legal Proceedings
None

Item 1A.	Risk Factors

There were no material changes in the Corporation’s risk factors during the quarter ended March 31, 2007. For more information, refer to the Corporation’s 2006 Annual Report on Form 10-K.

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

Franklin Financial Services Corporation

May 8, 2007	/s/ William E. Snell, Jr.
William E. Snell, Jr.
President and Chief Executive Officer

May 8, 2007	/s/ Mark R. Hollar
Mark R. Hollar
Treasurer and Chief Financial Officer