Form 10-Q
period 2007-06-30
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2007-08-08
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007
OR

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

There were 3,850,930 outstanding shares of the Registrant’s common stock as of June 30, 2007.

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	June 30 2007	December 31 2006
	(unaudited)

Assets

Cash and due from banks	$16,849	$21,855
Interest bearing deposits in other banks	912	293
Total cash and cash equivalents	17,761	22,148
Investment securities available for sale	188,319	189,345
Restricted stock	2,895	3,142
Loans held for sale	4,506	2,561
Loans	559,555	528,534
Allowance for loan losses	(7,101)	(6,850)
Net Loans	552,454	521,684
Premises and equipment, net	13,276	13,101
Bank owned life insurance	17,884	17,561
Goodwill	8,520	9,113
Other intangible assets	2,891	3,071
Equity method investment	4,003	4,028
Other assets	14,582	13,579
Total assets	$827,091	$799,333

Liabilities

Deposits
Demand (non-interest bearing)	$83,183	$87,688
Savings and interest checking	374,008	337,985
Time	165,000	169,622
Total Deposits	622,191	595,295

Securities sold under agreements to repurchase	90,946	78,410
Short-term borrowings	—	6,700
Long-term debt	33,019	38,449
Other liabilities	8,079	8,865
Total liabilities	754,235	727,719

Shareholders’ equity

Common stock $1 par value per share, 15,000 shares authorized with 4,299 shares issued and 3,851 and 3,838 shares outstanding at June 30, 2007 and December 31, 2006 , respectively.	4,299	4,299
Capital stock without par value, 5,000 shares authorized with no shares issued or outstanding	—	—
Additional paid-in capital	32,490	32,251
Retained earnings	44,812	42,649
Accumulated other comprehensive (loss) income	(1,121)	236
Treasury stock, 448 shares and 461 shares at cost at June 30, 2007 and December 31, 2006, respectively	(7,624)	(7,821)
Total shareholders’ equity	72,856	71,614

Total liabilities and shareholders’ equity	$827,091	$799,333

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Income

(Amounts in thousands, except per share data)

(unaudited)

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2007	2006	2007	2006

Interest Income
Loans, including fees	$9,958	$7,138	$19,504	$13,747
Interest and dividends on investments:
Taxable interest	1,631	1,287	3,229	2,484
Tax exempt interest	579	513	1,139	978
Dividend income	82	77	167	145
Federal funds sold	205	143	257	195
Deposits and obligations of other banks	9	12	20	20
Total interest income	12,464	9,170	24,316	17,569

Interest Expense
Deposits	4,700	3,059	9,264	5,717
Securities sold under agreements to repurchase	1,103	777	2,016	1,319
Short-term borrowings	9	1	33	27
Long-term debt	431	540	920	1,148
Total interest expense	6,243	4,377	12,233	8,211
Net interest income	6,221	4,793	12,083	9,358
Provision for loan losses	300	60	450	240
Net interest income after provision for loan losses	5,921	4,733	11,633	9,118

Noninterest Income
Investment and trust services fees	868	818	1,863	1,615
Service charges and fees	1,070	954	2,048	1,793
Mortgage banking activities	237	163	326	218
Increase in cash surrender value of life insurance	163	115	323	230
Equity method investments	32	62	(25)	(14)
Other	38	—	91	—
Securities gains, net	6	—	284	95
Total noninterest income	2,414	2,112	4,910	3,937

Noninterest Expense
Salaries and benefits	2,736	2,169	5,551	4,454
Net occupancy expense	434	297	820	605
Furniture and equipment expense	249	167	503	344
Advertising	478	308	748	543
Legal and professional fees	255	225	522	479
Data processing	323	264	702	609
Pennsylvania bank shares tax	170	124	341	247
Intangible amortization	90	47	181	93
Other	887	698	1,946	1,392
Total noninterest expense	5,622	4,299	11,314	8,766
Income before Federal income taxes	2,713	2,546	5,229	4,289
Federal income tax expense	654	668	1,106	922
Net income	$2,059	$1,878	$4,123	$3,367

Per share data
Basic earnings per share	$0.54	$0.56	$1.07	$1.00
Diluted earnings per share	$0.53	$0.56	$1.07	$1.00
Cash dividends declared	$0.26	$0.25	$0.51	$0.49

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

for the Six Months Ended June 30, 2007 and 2006
(unaudited)

(Dollars in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

Balance at December 31, 2005	$3,806	$19,907	$38,638	$801	$(7,482)	$55,670

Comprehensive income:
Net income	—	—	3,367	—	—	3,367
Unrealized loss on securities, net of reclassification adjustments	—	—	—	(559)	—	(559)
Unrealized gain on hedging activities, net of reclassification adjustments	—	—	—	74		74
Total Comprehensive income						2,882

Cash dividends declared, $.49 per share	—	—	(1,643)	—	—	(1,643)
Acquisition of 6,592 shares of treasury stock	—	—	—	—	(166)	(166)
Common stock issued under stock option plans	—	70	—	—	141	211
Stock option compensation	—	39	—	—	—	39
Balance at June 30, 2006	$3,806	$20,016	$40,362	$316	$(7,507)	$56,993

Balance at December 31, 2006	$4,299	$32,251	$42,649	$236	$(7,821)	$71,614

Comprehensive income:
Net income	—	—	4,123	—	—	4,123
Unrealized loss on securities, net of reclassification adjustments	—	—	—	(1,368)	—	(1,368)
Unrealized gain on hedging activities, net of reclassification adjustments	—	—	—	11		11
Total Comprehensive income						2,766

Cash dividends declared, $.51 per share	—	—	(1,960)	—	—	(1,960)
Common stock issued under stock option plans	—	23	—	—	65	88
Acquisition of 3,050 shares of treasury stock	—	—	—	—	(83)	(83)
Treasury shares issued to dividend reinvestment plan	—	131	—	—	215	346
Stock option compensation	—	85	—	—	—	85
Balance at June 30, 2007	$4,299	$32,490	$44,812	$(1,121)	$(7,624)	$72,856

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended June 30
(Amounts in thousands)	2007	2006
Cash flows from operating activities
Net income	$4,123	$3,367
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	642	537
Net (accretion) amortization of investment securities	(491)	3
Stock option compensation expense	85	39
Amortization and net change in mortgage servicing rights valuation	(48)	50
Amortization of intangibles	181	93
Provision for loan losses	450	240
Securities gains, net	(284)	(95)
Loans originated for sale	(13,181)	(13,053)
Proceeds from sale of loans	11,335	10,383
Gain on sales of loans	(99)	(104)
Loss on sale or disposal of premises and equipment	5	5
Increase in cash surrender value of life insurance	(323)	(230)
Loss on equity method investment	25	14
Impairment writedown on equity securities	32	—
Increase in interest receivable and other assets	(8)	(777)
(Decrease) increase in interest payable and other liabilities	(423)	198
Other, net	(54)	27
Net cash provided by operating activities	1,967	697

Cash flows from investing activities
Proceeds from sales of investment securities available for sale	10,425	537
Proceeds from maturities of investment securities available for sale	43,716	20,131
Net decrease in restricted stock	247	315
Purchase of investment securities available for sale	(54,399)	(26,620)
Net increase in loans	(31,193)	(35,840)
Capital expenditures	(843)	(1,030)
Net cash used in investing activities	(32,047)	(42,507)

Cash flows from financing activities
Net increase in demand deposits, NOW accounts and savings accounts	31,518	33,583
Net increase in certificates of deposit	(4,622)	(739)
Net decrease in short-term borrowings	5,836	15,547
Long-term debt payments	(5,430)	(8,648)
Dividends paid	(1,960)	(1,643)
Common stock issued to dividend reinvestment plan	346	—
Common stock issued under stock option plans	88	211
Purchase of treasury shares	(83)	(166)
Net cash provided by financing activities	25,693	38,145

Decrease in cash and cash equivalents	(4,387)	(3,665)
Cash and cash equivalents as of January 1	22,148	24,738

Cash and cash equivalents as of June 30	$17,761	$21,073

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest on deposits and other borrowed funds	$12,160	$8,094
Income taxes	$2,165	$1,075

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at and as of June 30, 2007, and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s 2006 Annual Report on Form 10-K.  The results of operations for the period ended June 30, 2007 are not necessarily indicative of the operating results for the full year.

The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

Earnings per share is computed based on the weighted average number of shares outstanding during each period end.  A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

	For the three months ended June 30		For the six months ended June 30
(Amounts in thousands)	2007	2006	2007	2006
Weighted average shares outstanding (basic)	3,846	3,350	3,842	3,351
Impact of common stock equivalents	8	6	9	7
Weighted average shares outstanding (diluted)	3,854	3,356	3,851	3,358

Note 2 – Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on available-for-sale securities and derivatives that are recognized as separate components of shareholders’ equity.

The components of other comprehensive income (loss) and related tax effects are as follows:

	For the Three Months Ended June 30		For the Six Months Ended June 30
(Amounts in thousands)	2007	2006	2007	2006
Net Income	$2,059	$1,878	$4,123	$3,367

Securities:
Unrealized losses arising during the period	(1,811)	(773)	(1,790)	(751)
Reclassification adjustment for (gains) included in net income	(6)	—	(284)	(95)
Net unrealized (losses)	(1,817)	(773)	(2,074)	(846)
Tax effect	618	263	706	288
Net of tax amount	(1,199)	(510)	(1,368)	(559)

Derivatives:
Unrealized gains arising during the period	12	33	9	84
Reclassification adjustment for losses included in net income	5	8	8	29
Net unrealized gains	17	41	17	112
Tax effect	(5)	(14)	(6)	(38)
Net of tax amount	12	27	11	74

Total other comprehensive income	(1,187)	(483)	(1,357)	(485)
Total Comprehensive Income	$872	$1,395	$2,766	$2,882

The components of accumulated other comprehensive loss included in shareholders’ equity are as follows:

	June 30
(Amounts in thousands)	2007	2006

Net unrealized gains on securities	$333	$503
Tax effect	(113)	(171)
Net of tax amount	220	332

Net unrealized losses on derivatives	(20)	(24)
Tax effect	7	8
Net of tax amount	(13)	(16)

Accumulated pension adjustment	(2,012)	—
Tax effect	684	—
Net of tax amount	(1,328)	—
Total accumulated other comprehensive income	$(1,121)	$316

Note 3 – Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Bank generally holds collateral and/or personal guarantees supporting these commitments.  The Bank had $28.1 million standby letters of credit as of June 30, 2007 and $17.0 million as of December 31, 2006. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.

Note 4 – Pensions

The components of pension expense for the periods presented are as follows:

	Three months ended June 30		Six months ended June 30
(Amounts in thousands)	2007	2006	2007	2006
Components of net periodic benefit cost:
Service cost	$92	$91	$183	$183
Interest cost	181	172	362	345
Expected return on plan assets	(230)	(219)	(460)	(440)
Amortization of prior service cost	23	22	47	44
Net periodic benefit cost	$66	$66	$132	$132

Note 5 – Recent Accounting Pronouncements

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

EITF Issue No. 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”

In September 2006, the FASB’s Emerging Issues Task Force (EITF) issued EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements” (“EITF 06-4”).  EITF 06-4 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement.  The consensus highlights that the employer (who is also the policyholder) has a liability for the benefit it is providing to its employee.  As such, if the policyholder has agreed to maintain the insurance policy in force for the employee’s benefit during his or her retirement, then the liability recognized during the employee’s active service period should be based on the future cost of insurance to be incurred during the employee’s retirement.  Alternatively, if the policyholder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS No. 106 or Accounting Principles Board (APB) Opinion No. 12, as appropriate.  For transition, an entity can choose to apply the guidance using either of the following approaches: (a) a change in accounting principle through retrospective application to all periods presented or (b) a change in accounting principle through a cumulative-effect adjustment to the balance in retained earnings at the beginning of the year of adoption.  The EITF is applicable in fiscal years beginning after December 15, 2007, with early adoption permitted. The Corporation is evaluating the affect EITF 06-4 will have on its consolidated financial statements.

SFAS No. 157,  “Fair Value Measurement”

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

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement 115”

In February 2007, the FASB issued SFAS No. 159,  “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement 115.”  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date.  The Corporation did not elect the early adoption option of SFAS No. 159.  SFAS No. 159 is effective for the Corporation January 1, 2008 and it is evaluating the affect it will have on its consolidated financial statements.

Note 6 – Acquisition

On July 1, 2006, Franklin Financial Services Corporation completed its acquisition of Fulton Bancshares Corporation.  In connection with the transaction, The Fulton County National Bank and Trust Company, a subsidiary of Fulton Bancshares was merged with and into Farmers and Merchants Trust Company of Chambersburg, a subsidiary of Franklin Financial Services Corporation.  The acquisition added approximately $123 million in assets and 6 community-banking offices in Fulton, Franklin and Huntingdon counties to Franklin Financial Services Corporation. Management believes that the acquisition gave it access to a contiguous market, via an established network, that could be expanded with the product offerings of the Corporation.

The following unaudited pro forma combined results of operations for the periods shown below give effect to the merger as if the merger had been completed on January 1, 2006. The pro forma results show the combination of Fulton Bancshares’ results into Franklin Financial Services Corporation’s consolidated statements of income. While adjustments have been made for the estimated effect of purchase accounting, the pro forma results do not reflect the actual results the combined company would have achieved had the combination occurred at the beginning of the periods presented.

	Pro forma
	Three months ended June 30	Six months ended June 30
(in thousands, except per share)	2006	2006
Net interest income	$5,948	$11,557
Other income (excluding securities gains & losses)	2,295	4,276
Net income	344	1,879
Diluted earnings per share	0.09	0.49

Note 7 – Reclassifications

Certain prior period amounts may have been reclassified to conform to the current year presentation.  Such reclassifications did not affect reported net income.

Part I, Item 2

Management’s Discussion and Analysis of Results of Operations and Financial Condition

For the Three and Six Month Periods Ended June 30, 2007 and 2006

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

Results of Operations

The results of operations for 2007 reflect the acquisition of Fulton Bancshares Corporation on July 1, 2006, which are not reflected in the 2006 results presented.

Summary

The Corporation reported net income for the six months ended June 30, 2007 of $4.123 million.  This is a 22.5% increase versus net income of $3.367 million for the same period in 2006. Total revenue (net interest income and noninterest income) increased $3.7 million year-over-year, but was partially offset by an increase in noninterest expense of $2.5 million. Diluted earnings per share increased from $1.00 in 2006 to $1.07 in 2007. Total assets were $827.1 million at June 30, 2007, up 3.5% from year-end 2006.  Net loans and total deposits both grew during the quarter with ending balances of $552.5 million and $622.2 million, respectively.

Other key performance ratios as of, or for the six months ended June 30, 2007 (on an annualized basis) are listed below:

	2007	2006
Return on average equity (ROE)	11.20%	11.86%
Return on average assets (ROA)	1.00%	1.06%
Return on average tangible average equity(1)	14.08%	11.86%
Return on average tangible average assets(1)	1.07%	1.06%

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
Average Equity less Average Intangible Assets

A more detailed discussion of the operating results for the three and six months ended June 30, 2007 follows:

Net Interest Income

Comparison of the six months ended June 30, 2007 to the six months ended June 30, 2006:

Interest income increased by $6.7 million during the period to $24.3 million. Most of this increase came from interest on loans that grew by $5.8 million from the prior year period. This growth was the result of an increase in the average total loan balance and an increase in loan yield. Average total loan balance increased approximately $132.0 million and the average yield rose from 6.81% to 7.30%. The majority of the loan growth occurred in the commercial loan portfolio, which increased $77.8 million on average from 2006 to 2007. All other loan categories reported an increase in the average outstanding balance year over year as well. Growth in the investment portfolio and a corresponding increase in interest income also contributed to the increase in total interest income for the period.

Interest expense was $12.2 million year-to-date, an increase of $4.0 million from the prior year period. Interest bearing liabilities averaged $641.7 million for the first six months of 2007, an increase of $143.2 million over the 2006 average.  The cost of these deposits also increased from 3.32% to 3.84% year over year. The 2007 average balance of the Money Management product was $219.3 million. It increased $77.6 million over the 2006 average and was the largest growing deposit product during the period.   Time deposits and securities sold under agreements to repurchase (Repo) also recorded growth in average balances in excess of 30% year over year. Time deposit growth was primarily the result of the 2006 acquisition while the Repo growth was internally generated.

As a result, year-to-date net interest income increased $2.7 million to $12.1 million from the previous year total of $9.4 million, an increase of 29.12%.

The following table shows a comparative analysis of average balances, asset yields and funding costs for the six months ended June 30, 2007 and 2006. These components drive changes in net interest income.

	For the Six Months Ended June 30
	2007			2006
(Dollars in thousands)	Average balance	Tax Equivalent Interest	Average yield/rate	Average balance	Tax Equivalent Interest	Average yield/rate
Interest-earning assets
Federal funds sold and interest bearing balances	$10,273	$277	5.36%	$8,894	$215	4.81%
Investment securities	184,847	5,013	5.47%	165,786	4,027	4.90%
Loans	543,180	19,651	7.30%	411,171	13,890	6.81%
Total interest-earning assets	$738,300	24,941	6.81%	$585,851	18,132	6.24%

Interest-bearing liabilities
Interest-bearing deposits	$524,433	9,264	3.56%	$393,353	5,717	2.93%
Securities sold under agreements to repurchase	80,761	2,016	5.03%	59,807	1,319	4.45%
Short-term borrowings	1,192	33	5.58%	1,167	27	4.67%
Long-term debt	35,299	920	5.26%	44,162	1,148	5.24%
Total interest-bearing liabilities	$641,686	12,233	3.84%	$498,489	8,211	3.32%
Interest spread			2.97%			2.92%
Net interest income/Net interest margin		12,708	3.47%		9,921	3.41%
Tax equivalent adjustment		(624)			(562)
Net interest income		$12,083			$9,358

Comparison of the three months ended June 30, 2007 to the three months ended June 30, 2006:

Net interest income for the quarter was $6.2 million and represents an increase of $1.4 million over net interest income of $4.8 million in the second quarter of 2006.  Interest income increased $3.3 million (35.9%) during the quarter, reaching $12.5 million as compared to $9.2 million in the prior year.  The majority of the increase in interest income occurred in the loan portfolio and was the result of an increase of $132.0 million in average outstanding loans quarter over quarter. The increase in the loan portfolio occurred primarily in the commercial loan portfolio.

Interest expense was $6.2 million for the quarter, an increase of $1.9 million from the prior year quarter. The largest contributor to the increase in interest expense was the Money Management product.  Interest expense on this product increased $883 thousand quarter over quarter as average balances increased $77.1 million.

Provision for Loan Losses

The Corporation recorded $450 thousand in provision expense during the first six months of 2007 versus $240 thousand for the same period in 2006.  For the second quarter of 2007, provision expense was $300 thousand versus $60 thousand for the same period in 2006.

For more information concerning loan quality and the allowance for loan losses, refer to the Asset Quality discussion.

Noninterest Income

Comparison of the six months ended June 30, 2007 to the six months ended June 30, 2006:

For the first six months of 2007, noninterest income, excluding security gains, totaled $4.6 million. This represents an increase of  $784 thousand over the 2006 total of $3.8 million.  Nearly every category of noninterest income reported an increase from the prior year. Investment and trust service fees increased as a result of an increase in assets under management and the recognition of estate fees. The increase in service charges and fees was primarily due to fees from the Bank’s Courtesy Coverage product (up $152 thousand), an overdraft protection program, and an increase in fee income from the use of the Bank’s debit card (up $72 thousand).  The increase in mortgage banking fees was the result of a $192 thousand reversal of previously recorded impairment charges on mortgage servicing rights. The increase in income from bank owned life insurance is due solely to additional assets recorded in the 2006 acquisition.  The Corporation has an investment in American Home Bank, N.A. and is accounted for using the equity method of accounting. This investment produced a loss of $25 thousand year-to-date. Included in other income is $50 thousand from the settlement of a class action lawsuit involving an equity security previously owned by the Bank and an insurance settlement of $28 thousand. Securities gains totaled $284 thousand in 2007 versus $95 thousand the prior year.

Comparison of the three months ended June 30, 2007 to the three months ended June 30, 2006:

Noninterest income, excluding security gains, was $2.4 million in the second quarter, 14.3% greater than the second quarter of 2006 total of $2.1 million.  Investment and trust service fees increased $50 thousand in the second quarter of 2007 versus the prior year period. Service charges and fees increased $116 thousand quarter over quarter.  Contributing to this increase were retail deposit fees (up $73 thousand) and fees from debit card activity (up $46 thousand). Deposit fees have been boosted by continued growth of the Bank’s overdraft protection program. Mortgage banking fees increased from 2006 as the result of the reversal of impairment of $156 thousand in 2007 versus a reversal of impairment of $83 thousand in 2006. The increase in income from bank owned life insurance is due solely to additional assets recorded in the acquisition.  The Corporation’s investment in American Home Bank, N.A. produced income of $32 thousand in the second quarter of 2007, compared to income of $62 thousand in the second quarter of 2006. Other income also increased quarter over quarter due to the previously discussed insurance settlement.  Securities gains of $6 thousand were recognized in the second quarter of 2007 compared to no gains recognized in the second quarter of 2006.

Noninterest Expense

Comparison of the six months ended June 30, 2007 to the six months ended June 30, 2006:

Year-to-date noninterest expense for 2007 was $11.3 million. This is $2.5 million more than the 2006 expense of $8.8 million. All categories of noninterest expense increased from 2006. The largest dollar increase occurred in the salary and benefit category that reported an increase of $1.1 million during 2007. Of this increase, approximately $800 thousand is an increase in salary expense as a result of adding employees from the 2006 acquisition. Incentive compensation plans (up $190 thousand) and health insurance (up $70 thousand) and stock option compensation (up $46 thousand) also contributed to the increase in employee benefits. The Bank continually looks for ways to control the costs of employee benefits. For example, the Bank closed its pension plan to new employees as of April 1, 2007. While this action will not produce immediate results, it is part of an ongoing benefit review process designed to reduce the cost of employee benefits. Occupancy and equipment costs are higher than 2006 by $374 thousand due primarily to the addition of 6 community offices from the acquisition and the opening of de-novo community offices in the fourth quarter of 2006 and the second quarter of 2007.  Advertising costs are up due in part to the promotion of the new community office opening in 2007. The Bank’s shares tax expense and intangible amortization both increased during 2007 as a result of the 2006 acquisition.  Other operating expenses increased $554 thousand from 2006, driven primarily by a nonrecurring expense of $277 thousand from a prepayment penalty on an FHLB term debt payoff. Increases in postage ($72 thousand), telephone ($71 thousand) and charitable donations ($39 thousand), also contributed to the increase in other expenses.  In addition, the Bank recorded an impairment charge of $32 thousand for an equity security deemed to be other than temporarily impaired.

Comparison of the three months ended June 30, 2007 to three months ended June 30, 2006:

During the second quarter of 2007, noninterest expense increased $1.3 million to $5.6 million from $4.3 million in 2006.  All categories of noninterest expense increased quarter over quarter. Salaries and benefits increased $567 thousand in 2007.  Within this category, employee salaries increased $411 thousand due mainly to the addition of employees from the acquisition, a $98 thousand increase in an incentive compensation plan and a $58 thousand increase in the Bank’s health insurance expense.  For the second quarter, the Corporation recorded stock option compensation of $54 thousand versus $25 thousand in 2006. Advertising expense increased $170 thousand and was due in part to the promotion of the opening of the Bank’s twenty-fourth community office on April 3, 2007, and the printing of the Bank’s annual report to shareholders. Occupancy expense was up $137 thousand due to the addition of six community offices gained in the acquisition and the opening of a new community office in the fourth quarter of 2006.  The Bank’s shares tax expense also increased $46 thousand as a result of the acquisition.  The Bank recorded a core deposit intangible asset in the acquisition and the amortization of this asset added $90 thousand to noninterest expense during the quarter.  However, intangible amortization increased only $43 thousand over 2006 because the amortization of a prior intangible asset was completed in 2006.  Other noninterest expense increased $189 thousand during the quarter including increases in postage, telephone and the previously noted impairment charge.

Federal Deposit Insurance Corporation (FDIC) Premiums

FDIC insurance expense has remained fairly stable year over year. The 2007 expense was $36 thousand and the 2006 expense was $29 thousand. The total premium is comprised of the Financing Corporation assessment and the Bank Insurance Fund risk assessment.

In 2007, the FDIC created new risk categories and corresponding assessment rates for deposit insurance premiums. The Bank is classified in Risk Category I with a risk assessment rate between 5 and 7 basis points. In addition to a rate increase, the FDIC also approved a one-time assessment credit for banks in existence on December 31, 1996 that paid a deposit insurance assessment prior to that date. The Bank qualifies for this credit. The one-time credit may be used to offset the new assessment rate until the credit is entirely used up. As such, the one-time credit is expected to be more than sufficient to offset the new 2007 assessment cost for the Bank. It is expected that the Bank’s credit will be used up by the second quarter of 2008 at which time the Bank will again recognize the FDIC risk assessment premium.

Income taxes

Federal income tax expense was $1.1 million on a year-to-date basis and $654 thousand for the second quarter of 2007.  This expense resulted in an effective tax rate for the six-month period of 21.2% and 24.1% for the second quarter of 2007.  Federal income tax expense for the first six months of 2007 was $157 thousand more than the expense of $922 thousand recorded for the same period in 2006. The

effective tax rate for the first six months of 2006 was 21.5%.   All taxable income for the Corporation is taxed at a rate of 34%.

Financial Condition

At June 30, 2007, total assets of the Corporation were $827.1 million, up from $799.3 million at year-end 2006.  Total cash and cash equivalents decreased by $4.4 million from year-end 2006 to $17.8 million.  The balance of investment securities fell slightly since year-end as maturing cash flows continued to be reinvested in the portfolio. Net loans have increased $30.8 million since year-end.  Commercial lending activity continued to be strong and these balances have increased approximately $36.8 million during the six-month period. However, this growth was partially offset by a decrease in residential mortgage loans. Consumer lending activity was strong during the second quarter, boosted by a home equity loan promotion. This promotion generated approximately $18.0 million in new loan originations, with approximately $14.0 million of this total representing new money advances.   At June 30, 2007, the balance of the core deposit intangible was $2.9 million and goodwill totaled $8.5 million.

Total deposits increased $26.9 million to $622.2 million at June 30, 2007, with the Money Management product recording an increase of $40.1 million during the six-month period.  The balances in demand deposits, savings and CDs decreased from December 31, 2006 to June 30, 2007, as some of these funds moved to the Money Management product.  Securities sold under agreements to repurchase (Repo) have increased $12.5 million during the six-month period due to an increase in several large accounts. However, subsequent to quarter end, one account withdrew approximately $15.0 million from its Repo account. The Bank had been anticipating this withdraw.  Likewise, long-term debt decreased by $5.4 million due primarily a $4.1 million prepayment of a term loan in the first quarter.

Total shareholders’ equity recorded a net increase of  $1.2 million to $72.9 million at June 30, 2007, despite a decrease in other accumulated comprehensive income of $1.4 million. Cash dividends declared year-to-date were $2.0 million.

Capital adequacy is currently defined by regulatory agencies through the use of several minimum required ratios.  At June 30, 2007, the Corporation was well capitalized as defined by the banking regulatory agencies. The Bank’s risk based capital ratio is down slightly from 10.09% at December 31, 2006.  This ratio is expected to improve as approximately $15 million of high risked investments (commercial paper) mature during the third quarter of 2007. These funds will be reinvested in lower risk weighted investments and as a result the capital ratio is expected to improve.  Regulatory capital ratios for the Corporation and the Bank are shown below:

		Regulatory Ratios
			Well Capitalized
	June 30, 2007	Minimum	Minimum
Total Risk Based Capital Ratio
Franklin Financial Services Corporation	11.78%	8.0%	n/a
Farmers & Merchants Trust Company	10.05%	8.0%	10.0%

Tier 1 Capital Ratio
Franklin Financial Services Corporation	10.56%	4.0%	n/a
Farmers & Merchants Trust Company	8.84%	4.0%	6.0%

Leverage Ratio
Franklin Financial Services Corporation	7.84%	4.0%	n/a
Farmers & Merchants Trust Company	6.52%	4.0%	5.0%

Asset Quality

Nonperforming loans increased from year-end 2006 as a result of: (1) increased consumer defaults; and (2) loans purchased from Equipment Finance LLC (EFI), a wholly owned subsidiary of BLC Bank, N.A. (wholly owned subsidiary of Sterling Financial Corporation [Sterling]).  On April 19, 2007, Sterling announced that it had discovered irregularities related to certain EFI financing contracts.  Sterling later announced that these irregularities were part of a sophisticated loan scheme that concealed delinquencies and falsified contracts.  Sterling’s further investigation revealed that $976.9 thousand (11 loans) of the Corporation’s $7.0 million portfolio at June 30, 2007 involved fraudulent activity.  Subsequent to quarter-end, EFI repurchased 10 of these loans, reducing the portfolio’s outstandings to approximately $6.0 million.  Further, management expects the 11th loan to be repurchased by August 31st.  Management is analyzing the repayment record and collateral support for the remaining $6.0 million.

The Corporation held no foreclosed real estate on June 30, 2007.  The following table presents a summary of nonperforming assets:

	June 30	December 31
(Dollars in thousands)	2007	2006
Nonaccrual loans	$1,059	$1,179
Loans past due 90 days or more and not included above	4,124	1,148
Total nonperforming loans	5,183	2,327
Foreclosed real estate	—	—
Total nonperforming assets	$5,183	$2,327

Nonperforming loans to total loans	0.93%	0.44%
Nonperforming assets to total assets	0.63%	0.29%
Allowance for loan losses to nonperforming loans	137.01%	294.37%

Net charge-offs increased 168% in the first six months of 2007, from $74 thousand at year-end 2006 to $199 thousand.  One commercial credit represented 86% of the increase, which was previously identified and specifically allocated.  The 2007 annualized net charge-off ratio at June 30, 2007 of .07% exceed the .04% annualized and actual net charge-off ratio at June 30, 2006 and December 31, 2006.

The provision expense for loan losses was $450 thousand for the first six months of 2007, compared to $240 thousand for the same period in 2006.  The 2007 provision expense included an additional provision of $150 thousand due to the uncertainty surrounding the EFI loans.  The allowance for loan losses as a percentage of loans fell slightly from 1.30% at December 31, 2006 to 1.27% at June 30, 2007.

Management monitors the adequacy of the allowance for loan losses on an ongoing basis and reports its adequacy assessment monthly to the Board of Directors.  Management is confident in the adequacy of the loan losses. The following table presents an analysis of the allowance for loan losses.

Allowance for Loan Losses

	Three Months Ended		Six Months Ended		Months Ended
	June 30		June 30		December 31
(amounts in thousands)	2007	2006	2007	2006	2006
Balance at beginning of period	$6,927	$5,520	$6,850	$5,402	$5,402
Charge-offs	(226)	(65)	(373)	(143)	(384)
Recoveries	100	53	174	69	200
Net loans (charged-off)	(126)	(12)	(199)	(74)	(184)
Addition of Fulton allowance	—	—	—	—	1,392
Provision for loan losses	300	60	450	240	240
Balance at end of period	$7,101	$5,568	$7,101	$5,568	$6,850

Allowance as a percent of loans			1.27%	1.29%	1.30%

Annualized net loans charged-off as a percentage of average loans			0.07%	0.04%	0.04%

Economy

The Corporation operates in Franklin, Cumberland, Fulton and Huntingdon Counties, PA. The economic conditions in this market continue to be strong and unemployment rates continue to remain low in comparison to state and national levels. The Corporation is not overly dependent on any one industry within its market area and the industries located in its market area are well diversified.

Unlike many companies, the assets and liabilities of the Corporation are financial in nature. As such, interest rates and changes in interest rates may have a more significant effect on the Corporation’s financial results than on other types of industries. Because of this, the Corporation watches the actions of the Federal Reserve Open Market Committee (FOMC) as it makes decisions about interest rate changes. The FOMC’s cycle of rate increases appears to have ended; however, the yield curve remains relatively flat. Economic forecasts are now mixed as to if or when the FOMC may change its Federal funds target rate. A decrease in short-term rates and a return to a positively sloped yield curve should have a positive effect on the Corporation’s performance. The continuation of a flat yield curve or a shift to a negative slope could have a negative effect on the Corporation’s performance.

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

Another source of available liquidity for the Bank is a line of credit with the Federal Home Loan Bank of Pittsburgh (FHLB).  At June 30, 2007, the Bank had approximately $224 million available on its line of credit with the FHLB that it could borrow to meet any liquidity needs. The Bank also has a $10 million line of credit with a correspondent bank.  The Bank’s primary liquidity reserve at June 30, 2007 was $255.6 million. The reserve is comprised of the Bank’s unused borrowing capacity at FHLB plus its unpledged investment securities. The Bank regularly forecasts its liquidity needs through its asset/liability process and believes it can meet all anticipated liquidity demands.

Off Balance Sheet Commitments and Contractual Obligations

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk.  These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments.  Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation.  Unused commitments and standby letters of credit totaled $137.9 million and $137.3 million, respectively, at June 30, 2007 and December 31, 2006.

The Corporation has also entered into interest rate swap agreements as part of its interest rate risk management strategy.  At June 30, 2007, there was one open swap contract with a notional amount of $5 million and a maturity date of July 11, 2008.

The Corporation has entered into various contractual obligations to make future payments.  These obligations include time deposits, long-term debt, operating leases, deferred compensation and pension payments.

PART I, Item 3

Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the Corporation’s exposure to market risk during the six months ended June 30, 2007. For more information on market risk refer to the Corporation’s 2006 Annual Report on Form 10-K.

PART I, Item 4

Controls and Procedures

Evaluation of Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2007, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

There were no changes during the six months ended June 30, 2007 in the Corporation’s internal control over financial reporting which materially affected, or which are reasonably likely to affect, the Corporation’s internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1.   Legal Proceedings

None

Item 1A. Risk Factors

There were no material changes in the Corporation’s risk factors during the six months ended June 30, 2007. For more information, refer to the Corporation’s 2006 Annual Report on Form 10-K.

Item 2.   Unregistered  Sales of Equity Securities and Use of Proceeds

The Corporation announced a stock repurchase plan on July 13, 2006 to repurchase up to 100,000 shares of the Corporation’s common stock over a 12 month time period.  The following chart reports stock repurchases made under this plan:

Period	Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Number of Shares that May Yet Be Purchased Under Program
April 2007	1,700	$27.10	1,700	83,700
May 2007	—	$—	—	83,700
June 2007	1,350	$27.25	1,350	82,350
Total	3,050	$27.18	3,050

Item 3.   Defaults by the Company on its Senior Securities

None

Item 4.   Submission of Matters to a Vote of Security Holders

The 2007 Annual Meeting of Shareholders (the “Meeting”) of the Corporation was held on April 24, 2007. The Meeting was held for the following purpose:

1.               Election of Directors. To elect five Class B Directors to hold office for 3 years from the date of election and until their successors are elected and qualified.

There was no solicitation in opposition to the nominees of the Board of Directors for election to the Board.  All nominees of the Board of Directors were elected. The number of votes cast, as well as the number of votes withheld for each of the nominees for election to the Board of Directors, was as follows:

Nominee	Votes For	Votes Withheld
Charles S. Bender, II	2,985,835	24,660
Martin R. Brown	2,971,803	38,692
Allan E. Jennings Jr.	2,978,642	31,853
Jeryl C. Miller	2,976,417	34,078
Stephen E. Patterson	2,968,169	42,326

The following Directors continued their term of office after the meeting:

G. Warren Elliott, Donald A. Fry, Stanley J. Kerlin, H. Huber McCleary, Charles M. Sioberg,

William E. Snell, Jr., Kurt E. Suter, and Martha B. Walker

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

Franklin Financial Services Corporation

August 8, 2007	/s/ William E. Snell, Jr.
William E. Snell, Jr.
President and Chief Executive Officer

August 8, 2007	/s/ Mark R. Hollar
Mark R. Hollar
Treasurer and Chief Financial Officer