Form 10-Q
period 2007-09-30
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2007-11-07
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

There were 3,844,241 outstanding shares of the Registrant’s common stock as of  October 31, 2007.

INDEX

Part I - FINANCIAL INFORMATION

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Franklin Financial Services Corporation
Consolidated Balance Sheets
(Amounts in thousands, except per share data)

	September 30	December 31
	2007	2006
	(unaudited)

Assets

Cash and due from banks	$16,084	$21,855
Interest bearing deposits in other banks and fed funds sold	251	293
Total cash and cash equivalents	16,335	22,148
Investment securities available for sale	178,779	189,345
Restricted stock	2,921	3,142
Loans held for sale	3,561	2,561
Loans	563,884	528,534
Allowance for loan losses	(7,324)	(6,850)
Net Loans	556,560	521,684
Premises and equipment, net	13,780	13,101
Bank owned life insurance	18,048	17,561
Goodwill	8,520	9,113
Other intangible assets	2,800	3,071
Equity method investments	4,016	4,028
Other assets	15,539	13,579
Total Assets	$820,859	$799,333

Liabilities

Deposits:
Demand (non-interest bearing)	$87,425	$87,688
Savings and interest checking	368,478	337,985
Time	160,784	169,622
Total Deposits	616,687	595,295

Securities sold under agreements to repurchase	80,269	78,410
Short term borrowings	7,950	6,700
Long term debt	32,367	38,449
Other liabilities	9,009	8,865
Total Liabilities	746,282	727,719

Shareholders’ equity

Common stock $1 par value per share, 15,000 shares authorized with 4,299 shares issued and 3,844 and 3,838 shares outstanding at September 30, 2007 and December 31, 2006 , respectively	4,299	4,299
Capital stock without par value, 5,000 shares authorized with no shares issued or outstanding	—	—
Additional paid in capital	32,569	32,251
Retained earnings	46,370	42,649
Accumulated other comprehensive income (loss)	(807)	236
Treasury stock, 455 shares and 461 shares at cost at September 30, 2007 and December 31, 2006, respectively	(7,854)	(7,821)
Total shareholders’ equity	74,577	71,614

Total Liabilities and Shareholders’ Equity	$820,859	$799,333

The accompanying notes are an integral part of these financial statements

Franklin Financial Services Corporation
Consolidated Statements of Income

(Amounts in thousands, except per share data)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006

Interest Income
Loans, including fees	$10,194	$9,165	$29,698	$22,911
Interest and dividends on investments:
Taxable interest	1,714	1,459	4,943	3,944
Tax exempt interest	545	509	1,684	1,487
Dividend income	73	85	240	230
Federal funds sold	50	309	307	504
Deposits and obligations of other banks	6	17	26	37
Total interest income	12,582	11,544	36,898	29,113

Interest Expense
Deposits	4,637	4,234	13,901	9,950
Securities sold under agreements to repurchase	1,026	968	3,042	2,288
Short term borrowings	36	––	69	27
Long term debt	426	522	1,346	1,669
Total interest expense	6,125	5,724	18,358	13,934
Net interest income	6,457	5,820	18,540	15,179
Provision for loan losses	340	—	790	240
Net interest income after provision for loan losses	6,117	5,820	17,750	14,939

Noninterest Income
Investment and trust services fees	1,390	753	3,253	2,367
Loan service charges and fees	223	153	535	490
Mortgage banking activities	71	26	399	244
Deposit service charges and fees	637	582	1,782	1,541
Other service charges and fees	398	277	987	761
Increase in cash surrender value of life insurance	164	166	487	397
Equity method investments	13	85	(12)	71
Other	(17)	62	74	75
Securities gains	—	—	284	95
Total noninterest income	2,879	2,104	7,789	6,041

Noninterest Expense
Salaries and benefits	2,922	2,673	8,472	7,127
Net occupancy expense	433	371	1,253	977
Furniture and equipment expense	242	263	744	608
Advertising	293	272	1,040	816
Legal and professional fees	291	192	813	671
Data processing	334	355	1,035	964
Pennsylvania bank shares tax	170	167	511	415
Intangible Amortization	90	136	271	229
Other	834	817	2,784	2,207
Total noninterest expense	5,609	5,246	16,923	14,014
Income before Federal income taxes	3,387	2,678	8,616	6,966
Federal income tax expense	830	577	1,936	1,498
Net income	$2,557	$2,101	$6,680	$5,468

Per share data
Basic earnings per share	$0.66	$0.55	$1.74	$1.56
Diluted earnings per share	$0.66	$0.55	$1.73	$1.55
Cash dividends declared	$0.26	$0.25	$0.77	$0.74

The accompanying notes are an integral part of these financial statements.

Franklin Financial Services Corporation
Consolidated Statements of Changes in Shareholders’ Equity

for the Nine Months Ended  September 30, 2007 and 2006

(unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
(Dollars in thousands, except per share data)	Stock	Capital	Earnings	Income (Loss)	Stock	Total

Balance at December 31, 2005	$3,806	$19,907	$38,638	$801	$(7,482)	$55,670

Comprehensive income:
Net income	—	—	5,468	—	—	5,468
Unrealized gain on securities, net of reclassification adjustments and taxes	—	—	—	281	—	281
Unrealized gain on hedging activities, net of reclassification adjustments and taxes	—	—	—	53	—	53
Total Comprehensive income						5,802

Acquisition of Fulton County Bancshares	493	12,069				12,562
Cash dividends declared, $.74 per share	—	—	(2,590)	—	—	(2,590)
Acquisition of 24,192 shares of treasury stock	—	—	—	—	(621)	(621)
Common stock issued under stock option plans	—	76	—	—	325	401
Stock option compensation	—	127	—	—	—	127
Balance at September 30, 2006	$4,299	$32,179	$41,516	$1,135	$(7,778)	$71,351

Balance at December 31, 2006	$4,299	$32,251	$42,649	$236	$(7,821)	$71,614

Comprehensive income:
Net income	—	—	6,680	—	—	6,680
Unrealized loss on securities, net of reclassification adjustments and taxes	—	—	—	(1,038)	—	(1,038)
Unrealized loss on hedging activities, net of reclassification adjustments taxes	—	—	—	(5)	—	(5)
Total Comprehensive income						5,637

Cash dividends declared, $.77 per share	—	—	(2,959)	—	—	(2,959)
Common stock issued under stock option plans	—	25	—	—	69	94
Acquisition of 16,770 shares of treasury stock	—	—	—	—	(434)	(434)
Treasury shares issued to dividend reinvestment plan	—	188	—	—	332	520
Stock option compensation	—	105	—	—	—	105
Balance at September 30, 2007	$4,299	$32,569	$46,370	$(807)	$(7,854)	$74,577

The accompanying notes are an integral part of these financial statements.

Franklin Financial Services Corporation

Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended September 30
(Amounts in thousands)	2007	2006

Cash flows from operating activities
Net income	$6,680	$5,468
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	958	738
Net (accretion) amortization of loans and investment securities	(795)	(18)
Stock option compensation expense	105	127
Amortization and net change in mortgage servicing rights valuation	50	185
Amortization of intangibles	271	229
Provision for loan losses	790	240
Securities gains, net	(284)	(95)
Loans originated for sale	(17,312)	(19,223)
Proceeds from sale of loans	16,493	16,580
Gain on sales of loans	(181)	(183)
Loss on sale or disposal of premises & equipment	17	0
Increase in cash surrender value of life insurance	(487)	(397)
Loss (gain) on equity method investments	12	(71)
Impairment writedown on equity securities	32	—
Increase in interest receivable and other assets	(942)	(1,276)
Increase (decrease) in interest payable and other liabilities	257	(166)
Other, net	189	(19)
Net cash provided by operating activities	5,853	2,119

Cash flows from investing activities
Proceeds from sales of investment securities available for sale	10,425	537
Proceeds from maturities of investment securities available for sale	76,378	35,492
Net decrease in restricted stock	221	501
Purchase of investment securities available for sale	(76,956)	(55,219)
Net increase in loans	(35,684)	(42,158)
Proceeds from sale of premises and equipment	—	240
Cash and cash equivalents acquired from Fulton Bancshares	—	3,725
Cash paid in acquistion of Fulton Bancshares	—	(11,286)
Settlement of receivables related to investments acquired in acquisition	—	33,591
Capital expenditures	(1,690)	(1,735)
Net cash used in investing activities	(27,306)	(36,312)

Cash flows from financing activities
Net increase in demand deposits, NOW accounts and savings accounts	30,230	37,434
Net decrease in certificates of deposit	(8,838)	(3,526)
Net increase in short term borrowings	3,109	17,083
Long term debt payments	(6,082)	(9,395)
Dividends paid	(2,959)	(2,590)
Common stock issued to dividend reinvestment plan	520	—
Common stock issued under stock option plans	94	401
Purchase of treasury shares	(434)	(621)
Net cash provided by financing activities	15,640	38,786

(Decrease) increase in cash and cash equivalents	(5,813)	4,593
Cash and cash equivalents as of January 1	22,148	24,738

Cash and cash equivalents as of September 30	$16,335	$29,331

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at and as of September 30, 2007, and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s 2006 Annual Report on Form 10-K. The results of operations for the period ended September 30, 2007 are not necessarily indicative of the operating results for the full year.

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

Earnings per share is computed based on the weighted average number of shares outstanding during each period end. A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

	For the three months ended		For the nine months ended
	September 30		September 30
(Amounts in thousands)	2007	2006	2007	2006
Weighted average shares outstanding (basic)	3,847	3,840	3,844	3,516
Impact of common stock equivalents	6	7	8	7
Weighted average shares outstanding (diluted)	3,853	3,847	3,852	3,523

Note 2 – Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on available-for-sale securities and derivatives that are recognized as separate components of shareholders’ equity.

The components of other comprehensive income (loss) and related tax effects are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30
(Amounts in thousands)	2007	2006	2007	2006
Net Income	$2,557	$2,101	$6,680	$5,468

Securities:
Unrealized gains (losses) arising during the period	502	1,273	(1,289)	522
Reclassification adjustment for (gains) included in net income	—	—	(284)	(95)
Net unrealized gains (losses)	502	1,273	(1,573)	427
Tax effect	(171)	(433)	535	(146)
Net of tax amount	331	840	(1,038)	281

Derivatives:
Unrealized (losses) gains arising during the period	(32)	(36)	(25)	48
Reclassification adjustment for losses included in net income	8	4	18	33
Net unrealized (losses) gains	(24)	(32)	(7)	81
Tax effect	8	11	2	(28)
Net of tax amount	(16)	(21)	(5)	53

Total other comprehensive income (loss)	315	819	(1,043)	334
Total Comprehensive Income	$2,872	$2,920	$5,637	$5,802

The components of accumulated other comprehensive income (loss) included in shareholders’ equity are as follows:

	September 30
(Amounts in thousands)	2007	2006

Net unrealized gains on securities	$835	$1,775
Tax effect	(284)	(603)
Net of tax amount	551	1,172

Net unrealized losses on derivatives	(44)	(56)
Tax effect	15	19
Net of tax amount	(29)	(37)

Accumulated pension adjustment	(2,014)	—
Tax effect	685	—
Net of tax amount	(1,329)	—
Total accumulated other comprehensive income (loss)	$(807)	$1,135

Note 3 – Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Bank generally holds collateral and/or personal guarantees supporting these commitments. The Bank had $24.4 million standby letters of credit as of September 30, 2007 and $17.0 million as of December 31, 2006. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The amount of the liability as of September 30, 2007 and December 31, 2006 for payments under letters of credit issued was not material.

Note 4 – Pensions

The components of pension expense for the periods presented are as follows:

	Three months ended		Nine months ended
	September 30		September 30
(Amounts in thousands)	2007	2006	2007	2006
Components of net periodic benefit cost:
Service cost	$91	$91	$274	$275
Interest cost	182	172	544	517
Expected return on plan assets	(230)	(219)	(690)	(660)
Amortization of prior service cost	24	22	71	66
Net periodic benefit cost	$67	$66	$199	$198

The Bank closed its pension plan to new employees as of April 1, 2007. In addition, effective January 1, 2008, the Bank will change its existing pension plan to a career average formula from a final average formula.

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

FSP FIN 48-1

In May 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48” (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. The implementation of this standard did not have a material impact on our consolidated financial position or results of operations.

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

The following unaudited results of operations reports the pro forma combined results of operations for the nine month period ended September 30, 2006 to show the effect of the merger as if the merger had been completed on January 1, 2006. The pro forma results show the combination of Fulton Bancshares’ results into Franklin Financial Services Corporation’s consolidated statements of income. While adjustments have been made for the estimated effect of purchase accounting, the pro forma results do not reflect the actual results the combined company would have achieved had the combination occurred at the beginning of the periods presented.

Pro forma
Nine months ended
September 30
(in thousands, except per share)	2006
Net interest income	$17,378
Other income (excluding securities gains & losses)	6,286
Net income	3,980
Diluted earnings per share	1.03

Note 7 – Reclassifications

Certain prior period amounts may have been reclassified to conform to the current year presentation. Such reclassifications did not affect reported net income.

Part I, Item 2

Management’s Discussion and Analysis of Results of Operations and Financial Condition

For the Three and Nine Month Periods Ended September 30, 2007 and 2006

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

Results of Operations

The results of operations for 2007 reflect the acquisition of Fulton Bancshares Corporation on July 1, 2006. The 2006 third quarter results fully reflect the results of the acquisition, but the 2006 year-to-date results reflect only one quarter of the acquisition.

Summary

The Corporation reported net income for the nine months ended September 30, 2007 of $6.7 million. This is a 22% increase versus net income of $5.5 million for the same period in 2006. Total revenue (net interest income and noninterest income) increased $5.1 million year-over-year, but was partially offset by an increase in noninterest expense of $2.9 million. The provision for loan losses was $790 thousand for the period, $550 thousand more than in 2006. Diluted earnings per share increased from $1.55 in 2006 to $1.73 in 2007. Total assets were $820.9 million at September 30, 2007, up 3% from year-end 2006. Net loans and total deposits both grew during the quarter with ending balances of $556.6 million and $616.7 million, respectively.

Other key performance ratios as of, or for the nine months ended September 30, 2007 (on an annualized basis) are listed below:

	2007	2006
Return on average equity (ROE)	11.99%	11.77%
Return on average assets (ROA)	1.07%	1.05%
Return on average tangible average equity(1)	15.04%	13.02%
Return on average tangible average assets(1)	1.14%	1.09%

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
Average Equity less Average Intangible Assets

A more detailed discussion of the operating results for the three and nine months ended September 30, 2007 follows:

Comparison of the nine months ended September 30, 2007 to the nine months ended September 30, 2006:

Net Interest Income

The most important source of the Corporation’s earnings is net interest income, which is defined as the difference between income on interest-earning assets and the expense of interest-bearing liabilities supporting those assets. Principal categories of interest-earning assets are loans and securities, while deposits, securities sold under agreements to repurchase (Repos), short-term borrowings and long-term debt are the principal categories of interest-bearing liabilities. Demand deposits enhance net interest income because they are noninterest-bearing deposits. All balance sheet amounts in the discussion of net interest income refer to either year-to-date or quarterly average balances.

The Corporation recorded interest income of $36.9 million during the period, an increase of $7.8 million (26.7%) as compared to the prior year. Average interest-earning assets increased by more than $115 million from 2006. Likewise, the yield on these average-earning assets increased from 6.40% to 6.81%. Total average loans increased $105.6 million (23.7%) period over period and the total loan portfolio yield increased from 6.97% to 7.27%. As a result, interest from loans increased nearly 29.6% and totaled $29.7 million for the nine-month period. The commercial loan portfolio produced the largest growth in the loan portfolio with average commercial loans up $71.4 million from the prior year. The average yield on this portfolio also increased slightly during the period. Average outstanding mortgage loans increased $7.3 million from the prior year. The Bank is currently selling nearly all of its mortgage loan production; therefore, the increase in mortgage balances is due primarily to the 2006 acquisition of Fulton. Average consumer loans have increased nearly $27 million in part due to a successful spring 2007 home equity loan promotion that produced approximately $18 million in new loans. The average balance and yield of the investment portfolio increased year over year and resulted in an increase in interest income of  $1.2 million over 2006.

Interest expense for the period was $18.4 million, up $4.5 million from $13.9 in 2006. Average interest-bearing liabilities were $646.0 million for the first nine months of 2007 compared to $538.0 million in 2006. The average cost of these liabilities also increased from 3.46% to 3.80%. Average interest-bearing deposits increased nearly $100 million period over period and the cost increased to 3.52% from 3.10% in 2006. The increase in average deposit balances is due primarily to a $72.9 million increase in the Money Management product. Time deposits increased $22.4 million on average with the increase due primarily to the Fulton acquisition as the pre-merger balances have declined slightly. Every deposit category, except for the Savings product, recorded an increase in its average balance year-over-year. The 2007 average Savings product balance decreased $3.6 million from 2006 and continues its downward trend as funds flow out into higher yielding products like the Money Management product. Securities sold under agreements to repurchase (Repos) have increased approximately $24.0 million on average since year-end as commercial customers continue to find value in the Bank’s cash management services. The average balance of long-term debt decreased due to scheduled amortization, maturities and a pre-payment in 2007.

As a result of the changes in the balance sheet and interest rates, year-to-date net interest income increased $3.3 million (22.1%) to $18.5 million from the previous year total of $15.2 million. While many financial institutions have experienced margin compression, the Bank has seen its net interest margin improve from 3.43% in 2006 to 3.51%.

The following table shows a comparative analysis of average balances, asset yields and funding costs for the nine months ended September 30, 2007 and 2006. These components drive changes in net interest income.

	For the Nine Months Ended September 30
	2007			2006
		Tax			Tax
	Average	Equivalent	Average	Average	Equivalent	Average
(Dollars in thousands)	balance	Interest	yield/rate	balance	Interest	yield/rate
Interest-earning assets
Federal funds sold and interest bearing balances	$8,293	$333	5.30%	$13,958	$541	5.11%
Investment securities	184,801	7,611	5.51%	169,699	6,334	4.99%
Loans	550,498	29,938	7.27%	444,866	23,192	6.97%
Total interest-earning assets	$743,591	37,882	6.81%	$628,522	30,067	6.40%

Interest-bearing liabilities
Interest-bearing deposits	$528,631	13,901	3.52%	$429,078	9,950	3.10%
Securities sold under agreements to repurchase	81,270	3,042	5.00%	65,497	2,288	4.67%
Short-term borrowings	1,689	69	5.46%	785	27	4.60%
Long-term debt	34,413	1,346	5.23%	42,600	1,669	5.24%
Total interest-bearing liabilities	$646,003	18,358	3.80%	$537,960	13,934	3.46%
Interest spread			3.01%			2.94%
Net interest income/Net interest margin		19,525	3.51%		16,133	3.43%
Tax equivalent adjustment		(985)			(954)
Net interest income		$18,540			$15,179

Nonaccruing loans are included in the loan balances. All nontaxable interest income has been adjusted to a tax-equivalent basis using a tax rate of 34%.

Provision for Loan Losses

The Corporation recorded $790 thousand in provision expense during the first nine months of 2007 versus $240 thousand for the same period in 2006. For more information concerning loan quality and the allowance for loan losses, refer to the Asset Quality discussion.

Noninterest Income

Noninterest income (excluding security gains) was $7.5 million for the first nine months of 2007 compared to $5.9 million for the same period in 2006. Nearly every category of noninterest income increased year over year. Investment and trust service fees increased $886 thousand over 2006, the largest dollar increase of any noninterest income category. This increase is the result of growth in trust assets under management and the recognition of  $517 thousand in fees from the settlement of one large estate. Loan fees showed only modest growth period over period. Mortgage banking fees increased by $155 thousand and is due to the reversal of $155 thousand in previously recorded impairment charges on mortgage servicing rights. Deposit fees increased by $241 thousand (15.6%) from 2006 and totaled $1.8 million for the period. An increase of $212 thousand in fees from the Bank’s Courtesy Coverage product (an overdraft protection program) was the largest contributor to the increase in deposit fees. Other service charges and fees were $987 thousand for 2007, up $226 thousand from 2006. Of this increase, $100 thousand came from increased fee income from the Bank’s debit card product, $86 thousand from the collection of past due fees from a vendor, and $50 thousand from the settlement of a class action lawsuit involving an equity security previously owned by the Bank. The increase in income from bank owned life insurance is due solely to additional assets recorded in the 2006 acquisition. The Corporation has an investment in American Home Bank, N.A. and is accounted for using the equity method of accounting. This investment produced $12 thousand year-to-date loss this year versus income of $71 thousand in 2006. The Corporation recorded $284 thousand in security gains in 2007 versus $95 thousand in 2006.

Noninterest Expense

For the first nine months of 2007, noninterest expense was $16.9 million versus $14.0 million for the same period in 2006. Every category of noninterest expense increased over the prior period and as usual, salaries and benefits represented the largest dollar increase. Salaries and benefits increased by $1.3 million from 2006, with approximately $1.0 million of this increase in salary expense as the Bank added employees during the 2006 acquisition. Incentive compensation plans (up $282 thousand), health insurance (up $151 thousand) and payroll taxes (up $100 thousand) also contributed to the increase in employee benefits, but were partially offset by smaller decreases in other benefit categories. The Bank continually looks for ways to control the costs of employee benefits. For example, the Bank closed its pension plan to new employees as of April 1, 2007. In addition, effective January 1, 2008, the Bank will change its existing pension plan to a career average formula from a final average formula. These changes should start to produce savings in pension expense in 2008. During the third quarter, the Bank also canceled its third-party health insurance plan and joined a health insurance consortium comprised of Pennsylvania community banks. The consortium plan includes a component of self-insurance and collectively negotiated administrative services. While this action may not produce immediate savings, it is expected to reduce the long-term cost of health insurance. Occupancy and equipment costs are higher than 2006 by $412 thousand due primarily to the addition of 6 community offices from the acquisition and the opening of de-novo community offices in the fourth quarter of 2006 and the second quarter of 2007. Advertising costs are up due to the promotion of a new community office and product and brand promotional efforts in new markets. The Bank’s shares tax expense and intangible amortization both increased during 2007 as a result of the 2006 acquisition. Other operating expenses increased $577 thousand from 2006, driven primarily by a nonrecurring expense of $277 thousand from a prepayment penalty on an FHLB term debt payoff. Increases in postage (up $79 thousand) and telephone (up $87 thousand) also contributed to the increase in other expenses.

Federal Deposit Insurance Corporation (FDIC) Premiums

FDIC insurance expense has remained fairly stable year over year. The 2007 expense was $53 thousand compared to the 2006 expense of $43 thousand. The total premium expense is comprised of the Financing Corporation assessment and the Bank Insurance Fund risk assessment.

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

Income taxes

Federal income tax expense was $1.9 million in 2007 and $1.5 million for 2006. This expense resulted in an effective tax rate for 2007 of 22.5% and 21.5% for 2006. All taxable income for the Corporation is taxed at a rate of 34%.

Comparison of the three months ended September 30, 2007 to the three months ended September 30, 2006:

Net Interest Income

Net interest income for the third quarter of 2007 was $6.5 million versus $5.8 million for the same period in 2006. This change represents an increase of $637 thousand (10.9%) period over period. Interest income increased approximately $1.0 million quarter over quarter, with all of the increase occurring in the loan portfolio, which increased more than $53.0 million on average. The average balance of the loan portfolio was $565.1 million for the third quarter of 2007, up from $512.3 million during the same period of 2006. Commercial and consumer loans both increased over 2006, but these increases were partially offset by a decrease in the average balance of residential mortgage loans. The yield on the total loan portfolio remained flat period over period. An increase in interest income from the investment portfolio of $279 thousand was offset by a decrease of $270 thousand in interest from federal funds sold and interest bearing deposits. The change in interest income from both of these line items is the result of a change in the average balance of the respective account.

Total interest expense increased $401 thousand during the period with interest expense on deposit accounts increasing $403 thousand during the period. The increase in deposit expense was due to an increase in average interest-bearing deposit balances quarter over quarter. The average balance of interest-bearing deposits was $537.0 million for the third quarter of 2007 compared to $500.5 million for the same period of 2006. Most of this increase came from the Money Management product that increased $63.6 million on average from 2006. However, this increase was partially offset by a decrease in the average balance of the Savings and Time Deposit products. Interest expense on Repos and short-term borrowings increased $94 thousand, but was offset by a decrease of $96 thousand in long-term debt interest expense.

Noninterest Income

The Corporation recorded $2.9 million in noninterest  income (excluding securities gains) for the third quarter of 2007. This amount is $775 thousand greater than the amount recorded in 2006 of $2.1 million. Investment and trust service fees increased $637 thousand from the prior year quarter and is primarily the result of $417 thousand in fees collected during the quarter from a large estate settlement. Loan fees increased during the quarter as the Bank received a large pre-payment fee from a commercial loan that paid-off during the third quarter. Mortgage banking fees increased from 2006 due to an impairment charge recorded during the third quarter 2006. While the Bank recorded an impairment charge in the third quarter of 2007 ($36 thousand), it was not as large as the 2006 charge ($76 thousand), therefore mortgage banking fees increased in 2007. Deposit fees increased due to fees from the Bank’s Courtesy Coverage product (an overdraft protection product). The recovery of past due vendor fees (previously discussed) accounted for the increase in other service charges and fees. The Corporation’s equity investment in American Home Bank, N.A. produced quarterly income of $13 thousand for 2007 compared to $85 thousand in 2006. Other income was a $17 thousand loss for the third quarter of 2007 versus income of $62 thousand in 2006. In 2006, a nonrecurring gain of $60 thousand from life insurance proceeds was recorded. Also in the third quarter of 2007, an impairment charge ($32 thousand) taken on an equity security earlier in 2007 was reclassified to this line item from other expense.

Noninterest Expense

During the third quarter of 2007, noninterest expense increased from $5.2 million to $5.6 million. Salaries and benefits increased $249 thousand period over period and accounted for most of the increase in noninterest expense. Within this line item, employee salaries, incentive compensation and health insurance accounted for a combined increase of  $268 thousand. This increase was partially offset by a decrease in stock option compensation of $68 thousand. In 2007, the Corporation changed its Employee Stock Purchase Plan in order to avoid having to record an option grant expense. Occupancy and equipment expense increased due to the increasing size of the Bank’s community office network. Legal and professional fees increased $99 thousand due primarily to audit fees and consulting for services such as sales training, pension changes and loan review. Intangible amortization decreased because the amortization of a customer list ended in 2006. The 2007 amortization is due to the core deposit intangible created in the 2006 acquisition.

Provision for Loan Losses

The Corporation recorded $340 thousand in provision expense during the third quarter of 2007 compared to no provision expense in the third quarter of 2006. For more information concerning loan quality and the allowance for loan losses, refer to the Asset Quality discussion.

Income taxes

Federal income tax expense was $830 thousand for the third quarter of 2007 and $577 thousand for the same period in 2006. This expense resulted in an effective tax rate for the third quarter of 2007 of 24.5% and 21.5% for the third quarter of 2006. All taxable income for the Corporation is taxed at a rate of 34%.

Financial Condition

Total assets were $820.9 million at September 30, 2007, an increase of $21.6 million from the 2006 year-end balance of $799.3 million. The mix of assets has changed since year-end as the investment portfolio has decreased and funds have been reinvested in the loan portfolio. Net loans have increased $34.9 million since year-end. Commercial lending activity continues to be good and these balances have increased more than $41.0 million. Consumer loans, boosted by a spring 2007 home equity loan promotion, increased more than $20.0 million since year-end. This promotion generated approximately $18.0 million in new loan originations, with approximately $14.0 million of this total representing new money advances. However, the growth in these categories was partially offset by a decrease of approximately $25.0 million in the residential mortgage loan portfolio. The mortgage portfolio continues to run-off as the Bank retains only a minimal amount of new loan production. The core deposit intangible continues to be amortized over the estimated useful life of the acquired core deposits and has an estimated remaining life of approximately 8 years. Goodwill is down slightly due to a final purchase accounting adjustment.

Total deposits increased $21.4 million to $616.7 million from year-end 2006. Demand deposits have remained flat over the period and time deposits have decreased by $8.8 million. The Bank has taken a very disciplined approach in pricing its time deposits and has chosen not to compete with many of the time deposit promotions offered by competitors. As a result, some time deposits have left the Bank and others have moved to the Bank’s Money Management product, which has generally carried a lower rate than time deposits. Despite the decision not to compete on price, the Bank is pleased with the amount of time deposits (at lower rates) it has retained and believes it could attract new time deposits solely on price if necessary. The Money Management product has continued to grow through 2007 and has increased by approximately $40.0 million since year-end 2006. However, as short-term market rates have decreased, the rate of growth of the Money Management product has slowed. The Repo balance has increased slightly to $80.3 million from year-end. This is down from a high of $93.8 million in May 2007. As mentioned in the previous quarter’s report, one account withdrew approximately $15.0 million from its Repo account during the third quarter of 2007. The Bank had been anticipating the withdraw from this account. Long-term debt continues to decrease due to a $4.1 million debt prepayment in the first quarter and scheduled loan amortization and maturities.

Total shareholders’ equity recorded a net increase of  $3.0 million to $74.6 million at September 30, 2007, despite a decrease in other accumulated comprehensive income (AOCI) of $1.0 million. The drop in AOCI is the result of a decline in the market value of investment securities available for sale. Cash dividends declared year-to-date were $3.0 million.

Capital adequacy is currently defined by regulatory agencies through the use of several minimum required ratios. At September 30, 2007, the Corporation was well capitalized as defined by the banking regulatory agencies. The Bank’s risk based capital ratio has improved from the June 30, 2007 ratio as approximately $15.0 million of high risked weighted investments (commercial paper) matured during the third quarter of 2007. These funds were reinvested in lower risk weighted investments and as a result the capital ratio improved. Regulatory capital ratios for the Corporation and the Bank are shown below:

			Regulatory Ratios
				Well Capitalized
	September 30, 2007	December 31, 2006	Minimum	Minimum
Total Risk Based Capital Ratio (1)
Franklin Financial Services Corporation	12.21%	11.91%	8.0%	n/a
Farmers & Merchants Trust Company	10.51%	10.09%	8.0%	10.0%

Tier 1 Capital Ratio (2)
Franklin Financial Services Corporation	10.97%	10.59%	4.0%	n/a
Farmers & Merchants Trust Company	9.26%	8.82%	4.0%	6.0%

Leverage Ratio (3)
Franklin Financial Services Corporation	7.99%	7.60%	4.0%	n/a
Farmers & Merchants Trust Company	6.70%	6.29%	4.0%	5.0%

(1)Total risk-based capital / total risk-weighted assets
(2)Tier 1 capital / total risk-weighed assets
(3)Tier 1 capital / average quarterly assets

Asset Quality

Nonperforming loans increased by $3.5 million from year-end 2006 to September 30, 2007 directly as a result of loans purchased from Equipment Finance LLC (EFI), a wholly owned subsidiary of BLC Bank, N.A. (a wholly owned subsidiary of Sterling Financial Corporation [Sterling]). Particularly, nonperforming loans increased immediately following Sterling’s April 19, 2007 announcement of fraud based financing irregularities, i.e., concealed delinquencies and falsified contracts. During the third quarter, Sterling’s repurchase of 11 “tainted” contracts totaling approximately $1.0 million, as well as borrowers’ monthly payments reduced the Bank’s EFI loan portfolio to $5.4 million. Subsequent to September 30, 2007, Sterling repurchased another “tainted” contract (approximately $190 thousand).

Management continues to monitor the ongoing payments within the EFI loan portfolio. Management will consider recognizing cash-basis interest on the nonaccrual EFI loans predicated on the borrowers continued repayment and re-confirmation of sufficient collateral value.

The following table presents a summary of nonperforming assets:

	September 30	December 31
(Dollars in thousands)	2007	2006
Nonaccrual loans	$4,072	$1,179
Loans past due 90 days or more and not included above	1,741	1,148
Total nonperforming loans	5,813	2,327
Foreclosed real estate	97	—
Total nonperforming assets	$5,910	$2,327

Nonperforming loans to total loans	1.03%	0.44%
Nonperforming assets to total assets	0.72%	0.29%
Allowance for loan losses to nonperforming loans	125.99%	294.37%

The ..08% annualized net charge-off ratio at September 30, 2007 represented a 5 bps and 4 bps increase from September 2006 (annualized - .03%) and December 31, 2006 (actual - .04%), respectively. EFI related year-to-date charge-offs of $111 thousand were solely related to credit issues, not fraud.

The provision expense for loan losses was $790 thousand for the first nine-months of 2007, compared to $240 thousand for the same period in 2006. Management recognized an additional $190 thousand provision expense in September 2007 due to potential risk of loss related to EFI, as well as local development activity uncertainty resulting from the recent sewer tap moratorium imposed by the Commonwealth of Pennsylvania’s Department of Environmental Protection on the Borough of Chambersburg and three adjacent townships, as well as increased consumer and residential mortgage delinquencies. Subsequent to September 30, 2007, the sewer moratorium was lifted. The allowance for loan losses as a percentage of loans remained at 1.30% of total loans, the same as the December 31, 2006 ratio.

Management monitors the adequacy of the allowance for loan losses on an ongoing basis and reports its adequacy assessment monthly to the Board of Directors. Management is confident in the adequacy of the loan losses.

The following table presents an analysis of the allowance for loan losses.

Allowance for Loan Losses

					Twelve
	Three Months Ended		Nine Months Ended		Months Ended
	September 30		September 30		December 31
(amounts in thousands)	2007	2006	2007	2006	2006
Balance at beginning of period	$7,101	$5,568	$6,850	$5,402	$5,402
Charge-offs	(196)	(88)	(569)	(231)	(384)
Recoveries	79	68	253	137	200
Net loans (charged-off)	(117)	(20)	(316)	(94)	(184)
Addition of Fulton allowance	—	1,392	—	1,392	1,392
Provision for loan losses	340	—	790	240	240
Balance at end of period	$7,324	$6,940	$7,324	$6,940	$6,850

Allowance as a percent of loans			1.30%	1.35%	1.30%

Annualized net loans charged-off as a percentage of average loans			0.08%	0.03%	0.04%

Economy

The Corporation operates in Franklin, Cumberland, Fulton and Huntingdon Counties, PA. The economic conditions in this market continue to be strong and unemployment rates continue to remain low in comparison to state and national levels. The Corporation is not overly dependent on any one industry within its market area and the industries located in its market area are well diversified.

Unlike many companies, the assets and liabilities of the Corporation are financial in nature. As such, interest rates and changes in interest rates may have a more significant effect on the Corporation’s financial results than on other types of industries. Because of this, the Corporation watches the actions of the Federal Reserve Open Market Committee (FOMC) as it makes decisions about interest rate changes. The FOMC’s cycle of rate increases ended in September 2007, when it decreased the federal funds target rate by 50 basis points. Economic forecasts remained mixed as to what the FOMC may due with interest rates in the near future. A decrease in short-term rates and a return to a positively sloped yield curve should have a positive effect on the Corporation’s performance. A flat yield curve or a shift to a negative slope could have a negative effect on the Corporation’s performance.

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

Another source of available liquidity for the Bank is a line of credit with the Federal Home Loan Bank of Pittsburgh (FHLB). At September 30, 2007, the Bank had approximately $219 million available on its line of credit with the FHLB that it could borrow to meet any liquidity needs. The Bank has a $10.0 million line of credit with a correspondent bank and also has the access to the Federal Reserve discount window. The Bank regularly forecasts its liquidity needs at 30 and 90-day intervals through its asset/liability process and believes it can meet all anticipated liquidity demands.

Off Balance Sheet Commitments and Contractual Obligations

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation. Unused commitments and standby letters of credit totaled $151.8 million and $137.3 million, respectively, at September 30, 2007 and December 31, 2006.

The Corporation has also entered into interest rate swap agreements as part of its interest rate risk management strategy. At September 30, 2007, there was one open swap contract with a notional amount of $5 million and a maturity date of July 11, 2008.

The Corporation has entered into various contractual obligations to make future payments. These obligations include time deposits, long-term debt, operating leases, deferred compensation and pension payments. These amounts have not changed materially from those reported in the Corporation’s 2006 Annual Report on Form 10-K.

PART I, Item 3

Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the Corporation’s exposure to market risk during the nine months ended September 30, 2007. For more information on market risk refer to the Corporation’s 2006 Annual Report on Form 10-K.

PART I, Item 4

Controls and Procedures

Evaluation of Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2007, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

There were no changes during the nine months ended September 30, 2007 in the Corporation’s internal control over financial reporting which materially affected, or which are reasonably likely to affect, the Corporation’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

There were no material changes in the Corporation’s risk factors during the nine months ended September 30, 2007. For more information, refer to the Corporation’s 2006 Annual Report on Form 10-K.

Item 2. Unregistered  Sales of Equity Securities and Use of Proceeds

The Corporation announced a stock repurchase plan on July 13, 2006 to repurchase up to 100,000 shares of the Corporation’s common stock over a 12 month time period. This plan expired on July 12, 2007 with 83,750 shares repurchased.

The Corporation announced a stock repurchase plan on July 13, 2007 to repurchase up to 100,000 shares of the Corporation’s common stock over a 12 month time period.

The following chart reports stock repurchases made under the plans that were in place during the third quarter of 2007:

		Weighted	Total Number of	Number of Shares
		Average	Shares Purchased	that May Yet Be
	Number of	Price Paid	as Part of Publicly	Purchased Under
Period	Shares Purchased	per Share	Announced Program	Program
July 2007 (1)	1,220	$27.15	83,570	—
July 2007	843	$26.00	843	99,157
August 2007	6,419	$25.69	7,262	92,738
September 2007	5,238	$24.97	12,500	87,500
Total	13,720	$25.56	20,605

(1) Repurchase plan expired on July 12, 2007 with 83,570 shares repurchased of 100,000 authorized

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

Franklin Financial Services Corporation

November 7, 2007	/s/ William E. Snell, Jr.
William E. Snell, Jr.
President and Chief Executive Officer

November 7, 2007	/s/ Mark R. Hollar
Mark R. Hollar
Treasurer and Chief Financial Officer