Form 10-K
period 2007-12-31
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2008-03-12
CIK 723646

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-12126

FRANKLIN FINANCIAL SERVICES CORPORATION
(Exact name of registrant as specified in its charter)

PENNSYLVANIA (State or other jurisdiction of incorporation or organization)	25-1440803 (IRS Employer Identification No.)
20 South Main Street, Chambersburg, PA (Address of principal executive offices)	17201-0819 (Zip Code)
(717) 264-6116 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐    No ☒

         The aggregate market value of the 3,490,527 shares of the Registrant's common stock held by nonaffiliates of the Registrant as of June 30, 2007 based on the price of such shares was $91,116,861.

         There were 3,834,850 outstanding shares of the Registrant's common stock as of February 29, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive annual proxy statement to be filed, pursuant to Reg. 14A within 120 days after December 31, 2007, are incorporated into Part III.

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

        The Corporation's common stock is not actively traded in the over-the-counter market. The Corporation's stock is listed under the symbol "FRAF" on the OTC Electronic Bulletin Board, an automated quotation service. The Corporation's Internet address is www.franklinfin.com. Electronic copies of the Corporation's 2007 Annual Report on Form 10-K are available free of charge by visiting the "Investor Information" section of www.franklinfin.com. Electronic copies of quarterly reports on Form 10-Q and current reports on Form 8-K are also available at this Internet address. These reports are posted as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission (SEC).

        The Corporation conducts substantially all of its business through its direct banking subsidiary, F&M Trust (the Bank), which is wholly owned. Other direct subsidiaries of the Corporation include Franklin Financial Properties Corp. and Franklin Future Fund Inc. F&M Trust, established in 1906, is a full-service, Pennsylvania-chartered commercial bank and trust company, which is not a member of the Federal Reserve System. F&M Trust operates twenty-four community banking offices in Franklin, Cumberland, Fulton and Huntingdon Counties, Pennsylvania, and engages in general commercial, retail banking and trust services normally associated with community banks and its deposits are insured (up to applicable limits) by the Federal Deposit Insurance Corporation (the "FDIC"). F&M Trust offers a wide variety of banking services to businesses, individuals, and governmental entities. These services include, but are not necessarily limited to, accepting and maintaining checking, savings, and time deposit accounts, providing investment and trust services, making loans and providing safe deposit facilities. Franklin Financial Properties Corp. is a "qualified real estate subsidiary" established to hold real estate assets used by F&M Trust in its banking operations. Franklin Future Fund Inc is a non-bank investment company that makes venture capital investments within the Corporation's primary market area.

        The Corporation's banking subsidiary is not dependent upon a single customer or a few customers for a material part of its business. Thus, the loss of any customer or identifiable group of customers would not materially affect the business of the Corporation or the Bank in an adverse manner. Also, none of the Corporation's business is seasonal. The Bank's lending activities consist primarily of commercial real estate, construction and land development, agricultural, commercial and industrial loans, installment and revolving loans to consumers and residential mortgage loans. Secured and unsecured commercial and industrial loans, including accounts receivable and inventory financing, and commercial equipment financing, are made to small and medium-sized businesses, individuals, governmental entities, and non-profit organizations. F&M Trust also participates in Pennsylvania Higher Education Assistance Act student loan programs, Pennsylvania Housing Finance Agency programs and is a Small Business Administration approved lender.

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

Acquisition

        On July 1, 2006, Franklin Financial Services Corporation completed its acquisition of Fulton Bancshares Corporation (Fulton). In connection with the transaction, The Fulton County National Bank and Trust Company, a subsidiary of Fulton Bancshares was merged with and into Farmers and Merchants Trust Company of Chambersburg, a subsidiary of Franklin Financial Services Corporation. The acquisition added approximately $123 million in assets and 6 community-banking offices in Franklin, Fulton and Huntingdon counties to Franklin Financial Services Corporation. Management believes that the acquisition gave it access to a contiguous market, via an established network, that could be expanded with the product offerings of the Corporation.

Competition

        The Corporation and its banking subsidiary operate in a competitive environment that has intensified in the past few years as it has been compelled to share its market with institutions that are not subject to the regulatory restrictions on domestic banks and bank holding companies. Profit margins in the traditional banking business of lending and gathering deposits have declined as deregulation has allowed nonbanking institutions to offer alternative services to many of F&M Trust's customers.

        The principal market of F&M Trust is in south central Pennsylvania, primarily the counties of Franklin, Cumberland, Fulton and Huntingdon. The majority of the Bank's loan and deposit customers are in Franklin County. There are many commercial bank competitors in this region, in addition to credit unions, savings and loan associations, mortgage banks, brokerage firms and other competitors. The Bank utilizes various strategies including customer service and convenience as part of a relationship management culture, a wide variety of products and services, and the pricing of loans and deposits to compete. F&M Trust is the largest financial institution headquartered in Franklin County and had total assets of approximately $820.4 million on December 31, 2007.

Staff

        As of December 31, 2007, the Corporation and its banking subsidiary had 254 full-time equivalent employees. The officers of the Corporation are employees of the bank. Most employees participate in pension, incentive compensation plans, and employee stock purchase plans and are provided with group life and health insurance. Management considers employee relations to be excellent.

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

        The Bank Holding Company Act prohibits the Corporation from acquiring direct or indirect control of more than 5% of the outstanding shares of any class of voting stock, or substantially all of the assets of any bank, or from merging or consolidating with another bank holding company, without prior approval of the Federal Reserve Board. Additionally, the Bank Holding Company Act prohibits the Corporation from engaging in or from acquiring ownership or control of more than 5% of the outstanding shares of any class of voting stock of any company engaged in a non-banking business, unless such business is determined by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto. Federal law and Pennsylvania law also require persons or entities desiring to acquire certain levels of share ownership (generally, 10% or more, or 5% or more for another bank holding company) of the Corporation to first obtain prior approval from the Federal Reserve and the Pennsylvania Department of Banking.

        As a Pennsylvania bank holding company for purposes of the Pennsylvania Banking Code, the Corporation is also subject to regulation and examination by the Pennsylvania Department of Banking.

        The Bank is a state chartered bank that is not a member of the Federal Reserve System, and its deposits are insured (up to applicable limits) by the Federal Deposit Insurance Corporation (the "FDIC"). Accordingly, the Bank's primary federal regulator is the FDIC, and the Bank is subject to extensive regulation and examination by the FDIC and the Pennsylvania Department of Banking. The Bank is also subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. The Bank is subject to extensive regulation and reporting requirements in a variety of areas, including to help prevent money laundering, to preserve financial privacy, and to properly report late payments, defaults, and denials of loan applications. The Community Reinvestment Act requires the Bank to help meet the credit needs of the entire community where the Bank operates, including low and moderate income neighborhoods. The Bank's rating under the Community Reinvestment Act, assigned by the FDIC pursuant to an examination of the Bank, is important in determining whether the bank may receive approval for, or utilize certain streamlined procedures in, applications to engage in new activities. The Bank's present CRA rating is "satisfactory." Various consumer laws and regulations also affect the operations of the Bank. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

  Capital Adequacy Guidelines

        Bank holding companies are required to comply with the Federal Reserve Board's risk-based capital guidelines. The required minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is required to be "Tier 1 capital," consisting principally of common shareholders' equity less certain intangible assets. The remainder ("Tier 2 capital") may consist of certain preferred stock, a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, and a limited amount of the general loan loss allowance. The risk-based capital guidelines are required to take adequate account of interest rate risk, concentration of credit risk, and risks of nontraditional activities.

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

  Prompt Corrective Action Rules

        The federal banking agencies have regulations defining the levels at which an insured institution would be considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." The applicable federal bank regulator for a depository institution could, under certain circumstances, reclassify a "well-capitalized" institution as "adequately capitalized" or require an "adequately capitalized" or "undercapitalized" institution to comply with supervisory actions as if it were in the next lower category. Such a reclassification could be made if the regulatory agency determines that the institution is in an unsafe or unsound condition (which could include unsatisfactory examination ratings). At December 31, 2007, the Corporation and the Bank each satisfied the criteria to be classified as "well capitalized" within the meaning of applicable regulations.

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

        Under these policies and subject to the restrictions applicable to the Bank, the Bank could declare, during 2008, without prior regulatory approval, aggregate dividends of approximately $41.4 million plus net profits earned to the date of such dividend declaration.

  FDIC Insurance Assessments

        For many years, the FDIC has had a risk-related premium schedule for all insured depository institutions that resulted in the assessment of deposit insurance premiums based on capital and supervisory measures. For the past several years ending in 2006, the Bank, along with a majority of the banks in the country, was in the category of institutions that paid no deposit insurance premiums. As a result of the Federal Deposit Insurance Reform Act passed in 2006, all banks began to pay some deposit insurance premium in 2007.

        Under the new risk-related premium schedule established by the Reform Act, the FDIC assigns each depository institution to one of several supervisory groups based on both capital adequacy and the FDIC's judgment of the institution's strength in light of supervisory evaluations, including examination reports, statistical analyses and other information relevant to measuring the risk posed by the institution. As of December 31, 2007, the Bank was assigned to the lowest risk group for purposes of calculating insurance assessments.

        The present 2008 Deposit Insurance Fund assessment rates range from $0.05 to $0.07 for those institutions with the least risk, up to $0.43 for every $100 of insured deposits for institutions deemed to have the highest risk. The FDIC will adjust the rates periodically to maintain the Deposit Fund reserve at a ratio from 1.15% to 1.50%. Even though the Bank, together with the majority of all other U.S banks, is being assessed premiums of 5 to 7 basis points, the Bank, together with most banks in existence prior to 1996, was assigned a "credit" for past FDIC premiums paid. The Bank's credit was greater than all deposit premiums that were due for 2007. The Bank is expected to incur an expense in 2008 for deposit premiums of approximately $130 thousand above the amount of the remaining premium credit carried over from 2007.

        In addition to deposit insurance, the Bank is also subject to assessments to pay interest on Financing Corporation bonds. The Financing Corporation was created by Congress to issue bonds to finance the resolution of failed thrift institutions. Commercial banks and thrifts are subject to the same assessment for Financing Corporation bonds. The FDIC sets the Financing Corporation assessment rate every quarter. The Financing Corporation assessment for the Bank (and all other banks) for the first quarter of 2008 is an annual rate of $.0114 for each $100 of deposits. The Financing Corporation bonds are expected to be paid off in 2017.

        The Deposit Insurance Reform Act resulted in a number of changes. It merged the former BIF and SAIF into a single Deposit Insurance Fund, increased deposit insurance coverage for IRAs to $250,000, provides for the future increase of deposit insurance on all other accounts (presently limited to $100,000 per account) by indexing the coverage to the rate of inflation, authorizes the FDIC to set the reserve ratio of the combined Deposit Insurance Fund at a level between 1.15% and 1.50%, and permits the FDIC to establish assessments to be paid by insured banks to maintain the minimum ratios. The required reserve ratio will depend upon the growth of insured deposits at all banks in the U.S., the number and size of any bank failures, if any, and the FDIC's assessment of the risk in the banking industry at any given time. Based upon these variables, as well as the specific condition of the Bank in the future, the assessment assigned to the Bank could increase or decrease in the future.

  New Legislation

        Congress is often considering some financial industry legislation, and the federal banking agencies routinely propose new regulations. The Corporation cannot predict how any new legislation, or new rules adopted by the federal banking agencies, may affect its business in the future.

        In the current Congress and among the bank regulatory agencies, there has been much concern and discussion about the effect of "sub-prime" mortgage loans that have been granted in the last few years and the current softening in the residential real estate market. Some home buyers obtained mortgages with low initial interest rates that have now dramatically increased, at the same time as the market value of their homes has decreased. This appears to have resulted in a larger number of defaults and foreclosure proceedings in certain parts of the country where the local market has had a large correction. It is possible that some law or regulation will be adopted to assist the borrowers in these circumstances. At this time, it is too soon to predict whether any law or regulation will be passed, and how it might affect the Bank or the markets in which the Bank conducts business.

Selected Statistical Information

        Certain statistical information is included in this report as part of Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 1A. Risk Factors

        The following is a summary of the primary risks associated with the Corporation's business, financial condition and results of operations, and common stock. The list of risks identified below is not intended to be exhaustive and does not include risks that are faced by businesses generally. In addition to the risks identified below, there may be other risks and uncertainties, including those not presently known to us or those we currently consider immaterial that could adversely affect the Corporation and its business.

Risk Factors Relating to the Corporation

A focus on commercial loans may increase the risk of substantial credit losses.

        The Bank offers a variety of loan products, including residential mortgage, consumer, construction and commercial loans. At December 31, 2007, approximately 62% of its loans were commercial loans, including those secured by commercial real estate. As the Bank grows, it is expected that this percentage will grow as the Bank continues to focus its efforts on commercial lending. Commercial lending is more risky than residential mortgage and consumer lending because loan balances are greater and the borrower's ability to repay is contingent on the successful operation of a business. Risk of loan defaults is unavoidable in the banking industry, and Management tries to limit exposure to this risk by carefully monitoring the amount of loans in specific industries and by exercising prudent lending practices. However, this risk cannot be eliminated and substantial credit losses could result in reduced earnings or losses.

The allowance for loan losses may prove to be insufficient to absorb potential losses in our loan portfolio.

        The Bank maintains an allowance for loan losses that Management believes is appropriate to provide for any potential losses in the loan portfolio. The amount of the allowance is determined through a periodic review and consideration of several factors, including an ongoing review of the quality, size and diversity of our loan portfolio; evaluation of nonperforming loans; historical loan loss experience; and the amount and quality of collateral, including guarantees, securing the loan. Although Management believes the loan loss allowance is adequate to absorb probable losses in the loan portfolio, such losses cannot be predicted and the allowance may not be adequate. Excess loan losses could have a material adverse effect on the Bank's financial condition and results of operations.

The Bank's lending limit is smaller than many of our competitors, which affects the size of the loans it can offer customers.

        The Bank's lending limit is approximately $9.0 million. Accordingly, the size of the loans that can be offered to potential customers is less than the size of loans that many of our competitors with larger lending limits can offer. This limit affects the Bank's ability to seek relationships with larger businesses in its market area. Loan amounts in excess of the lending limits can be accommodated through the sale of participations in such loans to other banks. However, there can be no assurance that the Bank will be successful in attracting or maintaining customers seeking larger loans or that it will be able to engage in participation of such loans or on terms favorable to the Bank.

The Corporation depends on the services of its Management team and the unexpected loss of any member of the Management team could disrupt and adversely affect its operations.

        Banking is a relationship-driven organization. The Bank's growth and development to date have depended in large part on the efforts of its senior officers, who have primary contact with its customers. These senior officers are extremely important in maintaining personalized relationships with the Bank's customer base and increasing its market presence. The unexpected loss of services of one or more of these key employees could have a material adverse effect on the Bank's operations and possibly result in reduced revenues.

        The Management team has considerable experience in the banking industry and is extremely valuable to the Bank and would be difficult to replace. The loss of the services of these officers could have a material adverse effect upon the Bank's future prospects.

There is strong competition in the Bank's primary market areas.

        The Bank encounters strong competition from other financial institutions in its primary market area, which consists of Franklin, Cumberland, Fulton and Huntingdon County, Pennsylvania. In addition, established financial institutions not already operating in the Bank's primary market area may open branches there at future dates or can compete in the market via the internet. In the conduct of certain aspects of banking business, the Bank also competes with savings institutions, credit unions, mortgage banking companies, consumer finance companies, insurance companies and other institutions, some of which are not subject to the same degree of regulation or restrictions as are imposed upon the Bank. Many of these competitors have substantially greater resources and lending limits and can offer services that the Bank does not provide. In addition, many of these competitors have numerous branch offices located throughout their extended market areas that provide them with a competitive advantage. No assurance can be given that such competition will not have an adverse effect on the Bank's financial condition and results of operations.

The Corporation may be affected by local, regional and national economic conditions over which it has no control.

        The results of operations for financial institutions, including the Corporation, may be materially and adversely affected by changes in prevailing economic conditions, including declines in real estate markets, unemployment, recession, international developments, rapid changes in interest rates and the monetary and fiscal policies of the federal government. Substantially all of the Bank's loans are to businesses and individuals in its primary market area and any decline in the economy of this area could have an adverse impact on the Bank. Accordingly, the Bank could be more vulnerable to economic downturns in our market area than its larger competitors, who are more geographically diverse. Changes in governmental economic and monetary policies, the Internal Revenue Code and banking and credit regulations may affect the demand for loans and the Bank's ability to attract deposits. The interest rate payable on deposits and chargeable on loans is further subject to governmental regulations and fiscal policy, as well as national, state and local economic growth, employment rates and population trends.

Changes in interest rates could have an adverse impact upon our results of operations.

        The Bank's profitability is in part a function of the spread between interest rates earned on investments, loans and other interest-earning assets and the interest rates paid on deposits and other interest-bearing liabilities. Recently, interest rate spreads have generally narrowed due to changing market conditions and competitive pricing pressure. Interest rates are highly sensitive to many factors that are beyond the Bank's control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, will influence not only the interest received on loans and investment securities and the amount of interest we pay on deposits and borrowings, but will also affect the Bank's ability to originate loans and obtain deposits and the value of our investment portfolio. If the rate of interest paid on deposits and other borrowings increases more than the rate of interest earned on loans and other investments, the Bank's net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the rates on loans and other investments fall more quickly than those on deposits and other borrowings. While Management takes measures to guard against interest rate risk, there can be no assurance that such measures will be effective in minimizing the exposure to interest rate risk.

The Corporation is subject to extensive governmental regulation.

        The Corporation is subject to intensive regulation by federal and state bank regulatory agencies. There can be no assurance that this supervision and regulation will not have a material adverse effect on the Corporation's results of operations. The primary purpose of this regulation is the protection of the federal deposit insurance funds administered by the FDIC, as well as the Bank's depositors, as opposed to the Corporation's shareholders. Further, the financial services industry has received significant legislative attention in recent years, resulting in increased regulation in certain areas and deregulation in other areas. As a result, banks now face strong competition from other financial service providers in areas that were previously, almost the exclusive domain of banks.

In order to remain competitive, the Bank may be required to spend a significant amount of money on technology.

        The banking industry continues to undergo rapid technological changes with frequent introduction of new technology-driven products and services. In addition to providing better services to customers, the effective use of technology increases efficiency and reduces costs. The Bank's future success depends in part upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional operating efficiencies. Many of our competitors have substantially greater resources to invest in technological improvements. Such technology may permit competitors to perform certain functions at a lower cost than the Bank. The Bank may not be able to effectively implement new technology-driven products and services or be successful in marketing these to our customers.

Risk Factors Relating to the Common Stock

The FDIC does not insure investments in the Corporation's common stock.

        Investments in the Corporation's common stock are not deposit accounts and are not insured by the FDIC or any other governmental agency. Investments in the Corporation's common stock are not guaranteed, may lose value, and are subject to a variety of investment risks, including loss of principal.

There is a limited trading market for the Corporation's common stock.

        There is currently only a limited public market for the Corporation's common stock. It is listed on the Over the Counter Bulletin Board (OTC-BB) under the symbol "FRAF." Because it is thinly traded, you may not be able to resell your shares of common stock for a price that is equal to the price that you paid for your shares. The Corporation has no plans to apply to have its common stock listed for trading on any stock exchange or the NASDAQ market.

The Bank's ability to pay dividends to the Corporation is subject to regulatory limitations that may affect the Corporation's ability to pay dividends to its shareholders.

        As a holding company, the Corporation is a separate legal entity from the Bank and does not have significant operations of its own. It currently depends upon the Bank's cash and liquidity to pay dividends to its shareholders. The Corporation cannot assure you that in the future the Bank will have the capacity to pay dividends to the Corporation. Various statutes and regulations limit the availability of dividends from the Bank. It is possible; depending upon the Bank's financial condition and other factors, that the Bank's regulators could assert that payment of dividends by the Bank to the Corporation is an unsafe or unsound practice. In the event that the Bank is unable to pay dividends to the Corporation, the Corporation may not be able to pay dividends to its shareholders.

Item 1B. Unresolved Staff Comments

        None

Item 2. Properties

        The Corporation's headquarters is located in the main office of F&M Trust at 20 South Main Street, Chambersburg, Pennsylvania. This location also houses a community banking office as well as operational support services for the bank. The Corporation owns or leases thirty-two properties in Franklin, Cumberland, Fulton and Huntingdon Counties, Pennsylvania as described below:

Property	Owned	Leased
Community Banking Offices	17	7
Remote ATM Sites	1	4
Other Properties	3	—

Item 3. Legal Proceedings

        None

Item 4. Submission of Matters to a Vote of Security Holders

        None

Part II

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

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

        The range of high and low bid prices is shown in the following table for the years 2007 and 2006, as well as cash dividends declared for those periods. The bid quotations reflect interdealer quotations, do not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions. The closing price of Franklin Financial Services Corporation common stock recorded from an actual transaction on December 31, 2007 was $24.95. The Corporation had 2,150 shareholders of record as of December 31, 2007.

Market and Dividend Information
Bid Price Range Per Share

	2007			2006
	High	Low	Dividends Declared	High	Low	Dividends Declared
	(Dollars per share)
First quarter	$27.23	$26.93	$0.25	$26.00	$24.40	$0.24
Second quarter	27.23	26.74	0.26	25.75	25.00	0.25
Third quarter	27.08	24.60	0.26	26.25	25.15	0.25
Fourth quarter	25.80	24.25	0.26	27.75	26.00	0.25

			$1.03			$0.99

        For limitations on the Corporation's ability to pay dividends, see "Supervision and Regulation—Regulatory Restrictions on Dividends" in Item 1 above.

        The information related to equity compensation plans is incorporated by reference to the materials set forth under the heading "Executive Compensation—Compensation Tables" in the Corporation's Proxy Statement for the 2008 Annual Meeting of Shareholders.

Common Stock Repurchases:

        The following table represents the repurchase of issuer equity securities during the fourth quarter of 2007:

Period	Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Number of Shares that May Yet Be Purchased Under Program
October 2007	—	—	—	87,500
November 2007	2,857	$24.48	2,857	84,643
December 2007	3,501	$24.28	3,501	81,142

Total	6,358	$24.37	6,358

        On July 13, 2007, the Board of Directors authorized the repurchase of up to 100,000 shares of the Corporation's $1.00 par value common stock over a twelve-month period ending on July 12, 2008. The common shares of the Corporation will be purchased in the open market or in privately negotiated transactions. The Corporation uses the repurchased common stock (Treasury stock) for general corporate purposes including stock dividends and splits, employee benefit and executive compensation plans, and the dividend reinvestment plan. A plan approved July 13, 2006 that authorized the repurchase of up 100,000 shares expired in 2007 with 18,870 shares repurchased during the plan year.

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

Annual Meeting:

        The Annual Shareholders' Meeting will be held on Tuesday, April 29, 2008, at the Family Traditions Lighthouse Restaurant, 4301 Philadelphia Avenue, Chambersburg, Pennsylvania. The Business Meeting will begin at 10:30 a.m. followed by a luncheon.

Website:

        www.franklinfin.com

Stock Information:

        The following brokers are registered as market makers of Franklin Financial Services Corporation's common stock:

Ferris Baker Watts	17 East Washington Street, Hagerstown, MD 21740	800/344-4413
RBC Wealth Management	2101 Oregon Pike, Lancaster, PA 17601	800/646-8647
Boenning & Scattergood, Inc.	1700 Market Street, Suite 1420, Philadelphia, PA 19103-3913	800/883-1212
Ryan, Beck & Co.	3 Parkway, Philadelphia, PA 19102	800/223-8969
Morgan Keegan	Two Buckhead Plaza, 3050 Peachtree Road, NW, Suite 704 Atlanta, GA 30305	866/353-7522

Registrar and Transfer Agent:

        The registrar and transfer agent for Franklin Financial Services Corporation is Fulton Bank, P.O. Box 4887, Lancaster, PA 17604.

Item 6. Selected Financial Data

Summary of Selected Financial Data

	2007	2006	2005	2004	2003
	(Dollars in thousands, except per share)
Summary of operations
Interest income	$49,487	$40,902	$29,711	$24,809	$24,884
Interest expense	23,796	19,956	12,173	8,819	9,057

Net interest income	25,691	20,946	17,538	15,990	15,827
Provision for loan losses	990	240	426	880	1,695

Net interest income after provision for loan losses	24,701	20,706	17,112	15,110	14,132
Noninterest income	10,179	8,257	6,995	7,093	7,740
Noninterest expense	22,865	19,296	17,058	15,996	14,659

Income before income taxes	12,015	9,667	7,049	6,207	7,213
Income tax	2,759	2,097	937	1,015	1,373

Net income	$9,256	$7,570	$6,112	$5,192	$5,840

Per common share
Basic earnings per share	$2.41	$2.11	$1.82	$1.54	$1.74
Diluted earnings per share	2.40	2.10	1.81	1.54	1.74
Cash dividends paid	1.03	0.99	0.95	0.88	0.82
Balance sheet data (end of year)
Total assets	$820,371	$799,333	$621,357	$563,268	$549,702
Loans, net	564,256	521,684	391,788	343,130	330,196
Deposits	606,277	595,295	456,799	399,896	372,431
Long-term debt	59,714	38,449	48,546	52,359	56,467
Shareholders' equity	77,642	71,614	55,670	54,643	51,858
Performance measurements
Return on average assets	1.14%	1.07%	1.03%	0.93%	1.09%
Return on average equity	12.62%	11.92%	11.13%	9.77%	11.80%
Return on average tangible assets(1)	1.18%	1.09%	1.03%	0.93%	1.09%
Return on average tangible equity(1)	15.41%	13.42%	11.13%	9.77%	11.80%
Dividend payout ratio	42.77%	47.03%	52.31%	56.82%	46.87%
Average equity to average asset ratio	8.98%	8.96%	9.28%	9.47%	9.25%
Efficiency ratio(2)	61.35%	63.06%	66.39%	66.24%	60.23%
Net interest margin	3.67%	3.45%	3.45%	3.34%	3.45%
Trust assets under management (market value)	$507,920	$538,152	$411,165	$410,491	$337,796

(1)
See Item 7 for definition of non-GAAP measurements.

(2)
Efficiency ratio: Noninterest expense/(Tax equivalent net interest income plus noninterest income less security gains)

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

        The analysis has two components, specific and general allocations. Collateral values discounted for market conditions and selling costs are used to establish specific allocations. The Bank's historical loan loss experience and loan administration factors are used to establish general allocations for the remainder of the portfolio. The allowance for loan losses was $7.4 million at December 31, 2007.

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

        Financial Derivatives—As part of its interest rate risk management strategy, the Bank has entered into interest rate swap agreements. A swap agreement is a contract between two parties to exchange cash flows based upon an underlying notional amount. Under the swap agreements, the Bank pays a fixed rate and receives a variable rate from an unrelated financial institution serving as counter-party to the agreements. The swaps are designated as cash flow hedges and are designed to minimize the variability in cash flows of the Bank's variable rate money market deposit liabilities attributable to changes in interest rates. The swaps in effect convert a portion of a variable rate liability to a fixed rate liability.

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

        Temporary Investment Impairment—Investment securities are written down to their net realizable value when there is impairment in value that is considered to be "other-than-temporary." The determination of whether or not "other-than-temporary" impairment exists is a matter of judgment. Management reviews investment securities regularly for possible impairment that is "other-than-temporary" by analyzing the facts and circumstances of each investment and the expectations for that investment's performance. "Other-than-temporary" impairment in the value of an investment may be indicated by the length of time and the extent to which market value has been less than cost; the financial condition and near term prospects of the issuer; or the intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value.

        Stock based Compensation—The Corporation has two stock compensation plans in place consisting of an Employee Stock Purchase Plan (ESPP) and an Incentive Stock Option Plan (ISOP).

        In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123 (R), "Share-Based Payment." Statement No. 123(R) revised Statement No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. Statement No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost is measured on the grant-date fair value of the equity or liability instruments issued. Compensation cost is recognized over the period that an employee provides services in exchange for the award.

        The Corporation calculates the compensation cost of the options by using the Black-Scholes method to determine the fair value of the options granted. In calculating the fair value of the options, the Corporation makes assumptions regarding the risk-free rate of return, the expected volatility of the Corporation's common stock, dividend yield and the expected life of the option. These assumptions are made independently for the ESPP and the ISOP and if changed, would change the compensation cost of the options and net income.

        Prior to the implementation of FASB Statement No. 123(R), stock options were accounted for under Accounting Principles Board Opinion (APB) No. 25. Under APB 25, no compensation expense was recognized related to these options. Had compensation expense for the plans been recognized in accordance with Statement No. 123(R) in 2005, the Corporation's net income and per share amounts would have been reduced. Note 1 of the accompanying financial statements provides additional information about stock option expense.

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

GAAP Measurement	Calculation
Return on Average Assets	Net Income / Average Assets
Return on Average Equity	Net Income / Average Equity

Non-GAAP Measurement	Calculation
Return on Average Tangible Assets	Net Income plus Intangible Amortization / Average Assets less Average Intangible Assets
Return on Average Tangible Equity	Net Income plus Intangible Amortization / Average Equity less Average Intangible Assets

Results of Operations:

Management's Overview

        The following discussion and analysis is intended to assist the reader in reviewing the financial information presented and should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein.

        As 2007 ended, the banking and financial industry was in turmoil. Much of the confusion was caused by the mid-year credit crisis that developed as problems arose in the sub-prime mortgage market. As the sub-prime mortgage problems unfolded, liquidity problems arose at many institutions, talk of an economic recession began, bank stock values plummeted, the shape of the normally reliable Treasury yield curve moved on every bit of financial news and the Federal Reserve Open Market Committee began a series of rate cuts that have continued into 2008. For many banks, 2007 began with an optimistic outlook, but ended on a sour note.

        At Franklin Financial Services Corporation, Management is pleased to report record earnings of $9.3 million in 2007, an increase of 22.3% over 2006. Likewise, diluted earning per share improved 14.2% to $2.40. Management believes that this improvement can be attributed to several factors including continued growth in commercial and consumer loans, noninterest income and a quick and successful integration of Fulton Bancshares Corporation from the 2006 acquisition. Other key measurements are presented above in Item 6, Selected Financial Data.

        In 2007, tax equivalent net interest income improved by nearly 22%, driven both by an increase in earning assets and lower interest rates on liabilities. In fact, during a year when many banks experienced a decline in net interest margin, the Bank's net interest margin increased to 3.67% from 3.45% in 2006. Noninterest income increased nicely in 2007 from Investment and Trust activities and Deposit fees. Noninterest expense was also up in 2007 with the largest increase in the Salary and Benefit category reflecting the addition of Fulton. The Provision for loan losses was increased in 2007 as the result of some uncertainty regarding the performance of a portfolio of purchased commercial loans.

        Total assets of the Corporation grew to $820.4 million at December 31, 2007 compared to $799.3 million at December 31, 2006. Total loans grew by approximately $43 million and deposits grew by approximately $11 million over the prior year-end.

        A more detailed discussion of the areas that had the greatest affect on reported results follows.

Net Interest Income

        The most important source of the Corporation's earnings is net interest income, which is defined as the difference between income on interest-earning assets and the expense of interest-bearing liabilities supporting those assets. Principal categories of interest-earning assets are loans and securities, while deposits, securities sold under agreements to repurchase (Repos), short-term borrowings and long-term debt are the principal categories of interest-bearing liabilities. For the purpose of this discussion, net interest income is adjusted to a fully taxable-equivalent basis (refer to Table 1). This adjustment facilitates performance comparisons between taxable and tax-free assets by increasing the tax-free income by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the Corporation's 34% Federal statutory rate. The components of net interest income are detailed in Tables 1, 2 and 3.

  2007 versus 2006:

        The Corporation recorded tax equivalent net interest income of $27.4 million in 2007, an increase of $4.9 million (22%) over 2006. For much of 2007, interest rates remained fairly stable. However, when the sub-prime mortgage problems were recognized in the second half of the year, market interest rates began to change frequently. The Federal Reserve Open Market Committee reduced the fed funds target rate by 1% within a 90-day period and the fed funds rate and the prime rate both ended 2007 lower than where they began the year. The Treasury yield curve experienced a large decline during the year as investors moved to quality investments. Despite falling market rates, the Corporation actually increased its net interest margin to 3.67% in 2007. As mentioned in previous reports, the Corporation is liability sensitive and benefited from falling market rates, especially in the 4th quarter of 2007.

        Tax-equivalent interest on earning assets improved $8.7 million over 2006. Interest income on all categories of interest earning assets increased from the prior year except on interest-bearing deposits and fed funds sold. The average balance of these accounts was lower in 2007 than 2006 and this fact accounted for the reduction in interest income. The majority of the increase in interest income ($7.7 million) came from the loan portfolio. Approximately 88% of the increase in loan interest is attributable to an increase in the average balance of the loan portfolio. Average commercial loan balances increased during the year and were the primary factor in the increase in commercial loan interest income in 2007. Commercial loan interest also benefited from two nonrecurring prepayment fees totaling $130 thousand that were recorded as interest income. The average yield on commercial loans increased slightly from the prior year. The commercial loan portfolio at year-end was comprised of approximately 55% fixed rate loans and 45% variable rate loans. Average consumer loans outstanding and the yield on these loans both increased year over year and boosted interest income. Average mortgage loans outstanding were down slightly from the 2006 average balance. Interest income from the investment portfolio increased approximately $1.2 million from 2006 and was primarily the result of higher yields in the portfolio. Overall, 80% of the increase in tax equivalent interest income was due to average balance sheet growth and the remainder was the result of changes in interest rates. The yield on earning assets was 6.86% in 2007, up from 6.51% in 2006.

        Interest expense totaled $23.8 million in 2007, an increase of approximately 19% over the 2006 total of $20.0 million. Most of this increase came from the Bank's Money Management product that saw an increase in the average balance for 2007 of approximately 39% over the 2006 average balance. This product is indexed to a short-term market rate; therefore, the average cost of these deposits decreased year over year. The benefit gained from lower rates was more than offset by higher balances and resulted in a net increase to interest expense. Interest expense on certificates of deposit (CD) increased year over year with the increase being almost evenly split between volume and rate factors. In the second half of 2007, the Bank began to see CD promotional rates from competitors that did not fit with the Bank's pricing practices. Therefore, the Bank maintained a disciplined approach to CD pricing and avoided the high rate specials. In part, this contributed to only a modest increase in the cost of CDs year over year. The average cost of interest bearing deposits increased from 3.22% in 2006 to 3.39%. The average balance on Securities sold under agreements to repurchase (Repos) increased approximately 17% over 2006 and was the primary driver of a $616 thousand increase in interest expense on this product. The total cost of interest bearing liabilities was 3.67% in 2007 compared to 3.56% in 2006. See Table 2 for more detail on the change in net interest income that is attributable to changes in balance sheet size or changes in interest rates as compared to the prior year.

  2006 versus 2005:

        In 2006, the Corporation continued to deal with the challenges of continued rate increases by the Federal Reserve Open Market Committee and a yield curve that remained flat or even inverted during the year. During 2006, the federal funds rate increased 4 times and ended the year at 5.25%. The last increase in the federal funds rate in June 2006 was the last of seventeen consecutive rate increases, dating back to June 2004. Despite an interest rate environment that was not beneficial to banking, tax equivalent net interest income increased from $18.9 million in 2005 to $22.5 million in 2006. The Corporation was also able to maintain its net interest margin at 3.45% for 2006, during a time when many banks continued to see a compression of the net interest margin.

        Tax equivalent interest income increased $11.4 million in 2006 from 2005 and totaled $42.5 million for the year. Of the increase, $9.3 million was from the loan portfolio and the remainder primarily from the investment portfolio. Within the loan portfolio, approximately two-thirds of the increase in loan interest came as a result of an increase in the average balance of loans during the year. Average loans outstanding increased approximately $89 million year-over-year, in part due to the acquisition. The Bank's commercial loan portfolio also contributed to the increase in loan interest because many of these loans were variable rate loans tied to short-term rates. As the federal funds rate increased, other short-term rates increased and variable rate commercial loans repriced to higher rates. The yield on the loan portfolio increased from 6.27% in 2005 to 7.07% in 2006. The increase in interest income from investments was due primarily to rate factors as compared to the prior year as the yield on the portfolio improved to 5.11% in 2006 versus 4.39% the prior year. Overall, the yield on earning assets was 6.51% in 2006 and 5.67% in 2005.

        Interest expense totaled $20.0 million in 2006, an increase of $7.8 million over the prior year. Interest on deposits accounted for $6.7 million of the total increase in interest expense. The primary driver of the increase in deposit expense was the Bank's Money Management product. Interest expense on this product increased $4.1 million year-over-year. This increase was nearly evenly split between an increase due to volume and an increase due to rate. The average balance of this product increased approximately $63 million over the prior year and is indexed to short-term interest rates. As such, the cost of this product increased during 2006 as short-term rates continued to increase during the year. Also contributing to the increase in interest expense was the increased expense of time deposits and securities sold under agreements to repurchase (Repos) as compared to 2005. The cost of interest-bearing liabilities increased to 3.56% in 2006 from 2.63% in 2005.

        Tax equivalent net interest income increased $3.6 million in 2006 as compared to 2005. In total, nearly all of this increase was attributable to approximately $118 million of growth in the average balance sheet during 2006.

Table 1. Net Interest Income

        Net interest income, defined as interest income less interest expense, and the percentage change from the prior year is shown in the following table:

	2007	% Change	2006	% Change	2005	% Change
	(Dollars in thousands)
Interest income	$49,487	20.99%	$40,902	37.67%	$29,711	19.76%
Interest expense	23,796	19.24%	19,956	63.94%	12,173	38.03%

Net interest income	25,691	22.65%	20,946	19.43%	17,538	9.68%
Tax equivalent adjustment	1,683		1,563		1,384

Tax equivalent net interest income	$27,374	21.61%	$22,509	18.96%	$18,922	9.24%

        Table 2 identifies increases and decreases in tax equivalent net interest income to either changes in average volume or to changes in average rates for interest-earning assets and interest-bearing liabilities. Numerous and simultaneous balance and rate changes occur during the year. The amount of change that is not due solely to volume or rate is allocated proportionally to both.

Table 2. Rate-Volume Analysis of Net Interest Income

	2007 Compared to 2006 Increase (Decrease) due to:			2006 Compared to 2005 Increase (Decrease) due to:
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest earned on:
Interest-bearing obligations in other banks and Federal funds sold	$(212)	$6	$(206)	$137	$176	$313
Investment securities
Taxable	108	858	966	102	1,238	1,340
Nontaxable	317	(75)	242	562	(177)	385
Loans:
Commercial	5,164	149	5,313	4,193	2,183	6,376
Mortgage	(219)	450	231	628	430	1,058
Consumer	1,841	318	2,159	1,359	539	1,898

Loans	6,786	917	7,703	6,180	3,152	9,332

Total net change in interest income	6,999	1,706	8,705	6,981	4,389	11,370

Interest expense on:
Interest-bearing checking	4	8	12	2	82	84
Money market deposit accounts	2,716	(613)	2,103	2,392	1,705	4,097
Savings accounts	(8)	139	131	(3)	194	191
Time deposits	592	659	1,251	1,052	1,323	2,375
Securities sold under agreements to repurchase	572	44	616	624	1,104	1,728
Short-term borrowings	66	6	72	(38)	26	(12)
Long-term debt	(308)	(37)	(345)	(582)	(98)	(680)

Total net change in interest expense	3,634	206	3,840	3,447	4,336	7,783

Increase in net interest income	$3,365	$1,500	$4,865	$3,534	$53	$3,587

        Nonaccruing loans are included in the loan balances. All nontaxable interest income has been adjusted to a tax-equivalent basis, using a tax rate of 34%.

Table 3. Analysis of Net Interest Income

	2007			2006			2005
	Average balance	Income or expense	Average yield/ rate	Average balance	Income or expense	Average yield/ rate	Average balance	Income or expense	Average yield/ rate
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing obligations of other banks and federal funds sold	$7,266	$381	5.24%	$11,302	$587	5.19%	$8,026	$274	3.41%
Investment securities
Taxable	134,079	6,900	5.15%	131,726	5,934	4.50%	128,907	4,594	3.56%
Nontaxable	48,362	3,266	6.75%	43,688	3,024	6.92%	35,685	2,639	7.40%
Loans:
Commercial	333,514	25,259	7.57%	265,321	19,946	7.52%	206,989	13,570	6.56%
Mortgage	101,375	6,774	6.68%	104,813	6,543	6.24%	94,461	5,485	5.81%
Consumer	121,361	8,590	7.08%	95,180	6,431	6.76%	74,477	4,533	6.09%

Loans	556,250	40,623	7.30%	465,314	32,920	7.07%	375,927	23,588	6.27%

Total interest-earning assets	745,957	51,170	6.86%	652,030	42,465	6.51%	548,545	31,095	5.67%

Other assets	68,665			57,777			43,173

Total assets	$814,622			$709,807			$591,718

Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$76,923	402	0.52%	$76,230	390	0.51%	$75,645	306	0.40%
Money Market deposit accounts	236,533	9,459	4.00%	169,560	7,356	4.34%	106,681	3,259	3.05%
Savings	52,091	663	1.27%	52,881	532	1.01%	53,410	341	0.64%
Time	163,364	7,391	4.52%	149,618	6,140	4.10%	120,087	3,765	3.14%

Total interest-bearing deposits	528,911	17,915	3.39%	448,289	14,418	3.22%	355,823	7,671	2.16%

Securities sold under agreements to repurchase	81,077	3,919	4.83%	69,231	3,303	4.77%	52,149	1,575	3.02%
Short term borrowings	2,386	121	5.08%	1,075	49	4.61%	2,133	61	2.86%
Long term debt	35,654	1,841	5.16%	41,601	2,186	5.25%	52,622	2,866	5.45%

Total interest-bearing liabilities	648,028	23,796	3.67%	560,196	19,956	3.56%	462,727	12,173	2.63%

Noninterest-bearing deposits	84,029			79,154			69,058
Other liabilities	9,385			6,918			5,033
Shareholders' equity	73,180			63,539			54,900

Total liabilities and shareholders' equity	$814,622			$709,807			$591,718

Tax equivalent net interest income/Net interest margin		27,374	3.67%		22,509	3.45%		18,922	3.45%

Tax equivalent adjustment		(1,683)			(1,563)			(1,384)

Net interest income		$25,691			$20,946			$17,538

        All amounts have been adjusted to a tax-equivalent basis using a tax rate of 34%.

        Investments include the average unrealized gains or losses.

        Dividend income is reported as taxable income, but is adjusted for the dividend received deduction.

        Loan balances include nonaccruing loans, loans held for sale, and are gross of the allowance for loan losses.

Provision for Loan Losses

        After reducing the provision expense for three consecutive years, the Corporation recorded an increase to the provision expense in 2007. The provision expense in 2007 was $990 thousand, an increase of $750 thousand from the 2006 expense. Of the increase, $390 thousand was taken to provide additional coverage for potential losses associated with a group of purchased commercial loans. The remaining balance of the increase was recorded as a result of Management's analysis of the adequacy of the allowance for loan losses. The Bank had $479 thousand of net loan charge-offs in 2007 compared to net charge-offs of $184 thousand in 2006. Management performs a monthly analysis of the loan portfolio considering current economic conditions and other relevant factors to determine the adequacy of the allowance for loan losses and the provision for loan losses. For more information, refer to the Asset Quality discussion and Tables 11, 12 and 13.

Noninterest Income

  2007 versus 2006:

        Excluding securities gains, the Corporation recorded $9.9 million of noninterest income in 2007, a 22.3% increase over 2006. This increase follows an increase in noninterest income of 19.5% in 2006. Every category of noninterest income increased over 2006 except for one that decreased due to impairment write-downs on equity securities in 2007 and a nonrecurring event in 2006. The Bank's Investment and Trust Services Department takes a comprehensive approach to meeting the financial needs of its customers by offering everything from estate planning to personal investment planning and insurance. These services helped the Investment and Trust Services Department record $4.1 million in fee income in 2007 an increase of $816 thousand year over year. Contributing to the large increase was $617 thousand of fee income from the settlement of two estates. The two estates were related and represented the largest settlement ever handled by the department. The estates required several years of work to settle, including the liquidation of unique assets with limited marketability. Trust assets under management at December 31, 2007 declined 5.6% from the prior year-end. This decline was largely attributable to a short-term deposit into a custody account near year-end 2006 that was subsequently withdrawn and the distribution of the above referenced estates.

        Loan fees and service charges increased approximately 31% over the prior year, despite the fact that most recurring loan fees remained flat year over year. However, the consumer debt protection product that provides debt protection in the event of death, disability or involuntary unemployment continued to be popular and fee income from this product was $17 thousand higher in 2007 than in 2006. A nonrecurring loan fee of $170 thousand was recorded from a commercial loan payoff. This fee offset a prepayment fee paid to the Federal Home Loan Bank of Pittsburgh (FHLB) to payoff an FHLB advance that funded the commercial loan. The FHLB fee is included in noninterest expense.

        The Bank is active in residential mortgage banking activities, primarily the sale of originated mortgage loans and the servicing of these mortgage loans. In 2007, mortgage-banking fees increased $143 thousand to $422 thousand. Fee income from servicing loans increased $28 thousand, but was partially offset by a decrease of $26 thousand from gains on mortgage loan sales. Impairment charges on the Bank's mortgage servicing rights (MSR) decreased $187 thousand in 2007. This line item moved from an impairment charge (i.e., expense) of $89 thousand in 2006 to an impairment recovery (i.e., income) of $98 thousand in 2007. The Bank values its MSR portfolio quarterly and its value usually changes in the opposite direction of mortgage interest rates. For the first two quarters of 2007, the Bank reversed previously recorded impairment charges, but in the last two quarters, the Bank recorded impairment charges as rates fell. In 2008, the Bank will begin a new mortgage program that will expand its offering of mortgage products. The Bank expects a significant percent of its 2008 mortgage production to be originated from this program. This will result in a decrease in fees from mortgage sales but an increase in fee income from originations. The Bank also expects to originate and release these loans without retaining the servicing rights and therefore, the Bank's MSRs should decrease over time as no new servicing rights are expected to be booked. See Note 9 of the accompanying financial statements for additional information on mortgage servicing rights.

        Deposit service charges and fees increased year over year, led by a $296 thousand increase in the Bank's Courtesy Coverage product, a retail and overdraft protection product. The Bank continued to expand this product to the small business market and as a result, saw an increase of approximately 123% in fees from the business Courtesy Coverage product. Commercial account analysis fees also increased $32 thousand in 2007 as part of the Bank's commercial cash management product that continues to attract new accounts.

        Other fees and service charges totaled $1.3 million in 2007, up from $1.0 million in 2006. Debit cards continue to be a popular method of electronic payment and as a result, fee income from this product increased $126 thousand. The Bank also recorded $86 thousand from past due fees owed to the Bank by a vendor.

        The Corporation has an investment in American Home Bank, N.A, (AHB). The Corporation owns approximately 21% of the voting stock of this bank and accounts for this investment utilizing the equity method of accounting. In 2007, the Corporation recorded income of $49 thousand compared to a loss of $21 thousand in 2006.

        Other income was down in 2007 due primarily to impairment write-downs on equity securities in 2007 and nonrecurring income recorded in 2006, but not in 2007. In 2007, two equity securities were considered impaired and a total write-down of $104 thousand was recorded. In 2006, other income included $120 thousand from life insurance proceeds. Security gains in 2007 were $284 thousand and were generated from the Corporation's equity investment portfolio and the Bank's debt security portfolio.

  2006 versus 2005:

        After remaining flat from 2004 to 2005, the Corporation recorded a 19.5% increase in noninterest income (excluding securities gains) from 2005 to 2006. Noninterest income, excluding securities gains, was $8.1 million in 2006, an increase of $1.3 million over 2005. Every major line item on noninterest income increased during the year except for mortgage banking fees. The Bank's Investment and Trust Services Department recorded fee income from these services of $3.3 million in 2006, an increase of $437 thousand over the prior year. Average trusts assets under management increased from the previous year and helped generate additional fee income from recurring services. Fee income from estate settlements also increased as the department handled several large estates.

        Loan fees improved $254 thousand over 2005. Commercial loan fees were up approximately $142 thousand during the year as the Bank continued to emphasize commercial loan production. Residential mortgage originations declined again in 2006 and as a result, mortgage fees fell from 2005. The consumer debt protection fees increased $28 thousand in 2006. Late fees from a group of purchased commercial loans totaled $73 thousand and were $52 thousand more than in 2005.

        Mortgage banking fees fell by $302 thousand from 2005 to 2006. In 2006, the Bank recorded an impairment charge on mortgage serving rights of $88 thousand while in 2005; $160 thousand of previously recorded impairment charges were reversed. This year-to-year swing negatively affected mortgage-banking fees in 2006 by $240 thousand. The Bank also recorded less gains on mortgage sales in 2006 due to a lower volume of mortgage sales.

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

The usage of debit cards continued to increase resulting in an increase in fee income of approximately $100 thousand and this was the primary driver of the increase in other service charges and fees.

        In 2006, the Corporation recorded a loss of $21 thousand compared to a loss of $44 thousand in 2005 from its investment in AHB. In 2005, the Bank owned 25% of a mortgage banking company that it accounted for using the equity method of accounting. The Bank recorded a loss of $482 thousand in 2005 as the company ceased operations in the first quarter of 2005 and the Bank wrote-off its remaining investment in the company in 2005. The Bank recorded a loss of $26 thousand in 2006 from this mortgage banking company as part of the final legal expense of dissolving the company.

        Other income in 2006 included $120 thousand from life insurance proceeds and $101 thousand in 2005 from the sale of real estate previously held for expansion. Security gains in 2006 were $165 thousand and were generated from the Corporation's equity investment portfolio.

Noninterest Expense

  2007 versus 2006:

        In 2007, the Corporation recorded noninterest expense of $22.9 million. This represents an increase of approximately 18.5% over 2006. Expense increases were recognized in all categories with the largest dollar increase occurring in salaries and benefits ($1.7 million). Within this category, employee salaries increased $1.3 million due primarily to a full year of additional employees from the Fulton acquisition compared to only 6-months in 2006. Based upon 2007 results, expense related to the Bank's incentive compensation plans increased $251 thousand in 2007. Health insurance costs increased $164 thousand in 2007 while pension costs remained stable year over year.

        The Bank continually looks for ways to control the costs of employee benefits. For example, the Bank closed its pension plan to new employees as of April 1, 2007. In addition, effective January 1, 2008, the Bank will change its existing pension plan to a career average formula from a final average formula. In conjunction with the change to a career average formula for all participants, the Bank implemented several new benefit plans in an attempt to minimize the effect of the change to a career average plan on long-term employees that may have benefited more under the old pension plan. Effective January 1, 2008 the following changes will be made to the Bank's employee benefit plans: (1) the match contribution in the 401(k) plan will be increased to 100% of the first 4% of deferrals plus a 50% match on the next 2% of deferrals; (2) an additional annual contribution over 10 years to the 401(k) plan for pension participants that were deemed to have a significant expected shortfall as a result of the change to a career average formula; and (3) contributions to a non-qualified deferred compensation plan for current or potential highly-compensated employees that were deemed to have a significant expected shortfall as a result of the change to a career average formula. The annual contribution to the non-qualified plan ranges from 1% to 9% of the covered employee's salary depending on such factors as the employee's length of service and time to retirement. The contributions made to the non-qualified plan is in lieu of the additional contribution made to the 401(k) plan identified as change number 2 above. These changes are expected to significantly reduce the expense of the defined noncontributory pension beginning in 2008. However, the new benefit options are expected to cost approximately $125 thousand in 2008. The cumulative effect of all the changes is expected to save the Bank approximately $3 million over the next 10 years.

        On January 1, 2008, the Corporation recorded a cumulative-effect adjustment (charge) to retained earnings of $422 thousand for the adoption of EITF 06-4. The 2008 cost associated with the adoption of EITF 06-4 is expected to be approximately $27 thousand. The adoption of EITF 06-4 and the corresponding transactions relate to a deferred compensation benefit (life insurance) provided to selected employees via the life insurance policies owned by the Bank.

        Effective January 1, 2008, the Corporation adopted a Directors' Pay for Performance Plan. The plan is intended to provide an annual incentive to non-employee Directors for their leadership in helping the

Corporation achieve certain financial targets. Each participant shall be eligible to receive an annual cash bonus upon the Corporation's achievement of certain financial targets based upon the average annual increase in the Corporation's diluted earnings per share over rolling measurement periods of three calendar years each. The annual payout ranges from 5% to 15% of the Directors retainer fee.

        During the third quarter of 2007, the Bank also canceled its third-party health insurance plan and joined a health insurance consortium comprised of Pennsylvania community banks. The consortium plan includes a component of self-insurance and collectively negotiated administrative services. While this action may not produce immediate savings, it is expected to reduce the long-term cost of health insurance. An increase in payroll taxes of $94 thousand also contributed to the overall increase in benefit expense.

        Stock option compensation decreased in 2007 as the Corporation modified its Employee Stock Purchase Plan and the 2007 awards did not need to be expensed. See Note 16 for additional information on stock option compensation.

        Net occupancy and furniture and equipment expense combined increased approximately 22% year over year. The primary cause of the increase is the operating and depreciation expense of the properties acquired in the acquisition. Depreciation expense for 2007 also increased due to the addition of new community offices in the fall of 2006 and spring 2007.

        Advertising costs were $1.3 million in 2007, up $205 thousand from 2006. The increase in advertising expense in 2007 was partially related to a full year of advertising and production expenses for the Fulton and Huntingdon County markets versus six months in 2006. Other increased advertising expenses were mainly attributable to brochures, disclosures, direct marketing efforts and special events to promote new office openings.

        Legal and professional fees increased approximately 10% year over year. Legal and regulatory requirements continue to increase in number every year and are a burden to community banks, both in terms of financial and employee resources. Bank Secrecy Act and Anti—Money Laundering regulations continue to stretch the Bank's resources. The increase in legal and professional fees in 2007 is attributable to fees paid to outside legal counsel and audit fees, both internal and external. The Corporation was able to reduce its expense to outside consultants in 2007 compared to 2006 by approximately $20 thousand.

        Intangible amortization in 2007 was $361 thousand and reflects a full year's amortization of the core deposit intangible (CDI) acquired in the Fulton acquisition. The 2006 amortization reflected only 6 month's CDI amortization plus the remaining amortization on a purchased customer list that was fully amortized by the end of last year. See Note 8 of the accompanying financial statements for additional information on intangible assets.

        Other noninterest expense was $3.9 million in 2007, increasing approximately 28% over 2006. Contributing to the 2007 increase in noninterest expense were increases in normal operating expenses such as postage (up $105 thousand), loan collection expense (up $42 thousand), telephone (up $70 thousand) and correspondent banking fees (up $28 thousand). In addition to these items, nonrecurring expenses added $540 thousand to other expense in 2007. This nonrecurring item was a prepayment fees to the FHLB for the early pay-off of borrowings. Part of the pre-payment fee ($370 thousand) represents the fee to the Bank for the pre-payment of FHLB borrowings with high interest rates. The remaining portion ($170 thousand) represents the fee to pre-pay FHLB borrowings that were used to fund commercial loans made by the Bank. The FHLB borrowings were repaid when the commercial loan was repaid early to the Bank and the FHLB fee was passed along to the commercial customer as part of its prepayment fee to the Bank (see discussion in the noninterest income category).

        For many years, the Bank did not pay a Federal Deposit Insurance Corporation (FDIC) deposit insurance assessment, but did pay an assessment for the interest due on Financing Corporation bonds that were created by Congress to finance the resolution of failed thrift institutions. In 2007, as part of the FDIC Reform Act, the FDIC began assessing deposit insurance premiums. However, as part of the Reform Act, the FDIC established a deposit insurance credit for selected institutions. The Bank qualified for this credit.

The one-time credit may be used to offset the new assessment rate until the credit is entirely used up. As such, the one-time credit was sufficient to offset the new 2007 assessment cost for the Bank. It is expected that the Bank's credit will be used up by the second quarter of 2008 at which time the Bank will again recognize the FDIC risk assessment premium. The Bank is expected to incur an expense in 2008 for deposit premiums of approximately $130 thousand above the amount of the remaining premium credit carried over from 2007.

  2006 versus 2005:

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

Provision for Income Taxes

        Federal income tax expense for 2007 was $2.8 million compared to $2.1 million in 2006 and $937 thousand in 2005. The Corporation's effective tax rate for the years ended December 31, 2007, 2006 and 2005 was 23.0%, 21.7% and 13.3%, respectively. The increase in income tax and the effective tax rate in 2007 over the prior year are due to a 24% increase in pre-tax income while the amount of tax-free income has remained fairly stable year over year. During the first quarter of 2005, the Corporation reversed income tax expense when it became apparent that an accrual for additional taxes was no longer warranted. This reversal was responsible for the lower than normal income tax expense and effective tax rate in 2005. If this reversal had not occurred, the Corporation's effective rate for 2005 would have been 18.0%. For a more comprehensive analysis of Federal income tax expense refer to Note 12 of the accompanying financial statements.

Financial Condition

        One method of evaluating the Corporation's condition is in terms of its sources and uses of funds. Assets represent uses of funds while liabilities represent sources of funds. At December 31, 2007, total assets reached $820.4 million, increasing slightly from total assets of $799.3 million at December 31, 2006. Table 3 presents average balances of the Corporation's assets and liabilities over a three-year period. The following discussion on financial condition will reference the average balance sheet in Table 3 unless otherwise noted.

  Investment Securities:

        The investment portfolio serves as a mechanism to invest funds if funding sources out pace lending activity, provide liquidity for operations, and provide collateral for deposits and borrowings. The Corporation invests in taxable and tax-free debt securities and equity securities as part of its investment strategy. The mix of taxable and tax-free debt securities are determined by the Bank's Investment Committee and investing decisions are made as a component of balance sheet management. The equity portfolio invests only in bank stocks and is considered to be longer-term with a focus on capital appreciation. Tables 4 and 5 provide additional detail about the investment portfolio. All securities are classified as available for sale.

        The investment portfolio averaged $182.4 million in 2007 compared to $175.4 million in 2006. Average tax-free investments increased $4.7 million over 2006, but as a percentage of the total portfolio remained about the same as in 2006. For the second consecutive year, the shape of the Treasury yield curve was not conducive to long-term investing, except for tax-free issues. Therefore, 2007 investment activity was comprised primarily of short to mid-term mortgage-backed securities and tax-free investments. As the composition of the portfolio changed in 2007, the yield on the portfolio increased slightly to 5.57% from 5.11% in 2006.

        In today's mortgage banking business, most mortgage production is sold in the secondary mortgage market and securitized into various mortgage-backed securities. This process also includes the sub-prime mortgage production from mortgage brokers and large originators. In the second half of 2007, it became apparent that much of the sub-prime production was exactly that, credit given to sub-prime customers without the long-term ability to repay the loan. As these problems began to surface, many banks involved in the sub-prime market were faced with credit and liquidity problems. Many were forced to take large write-downs as the value of sub-prime mortgage assets fell.

        The Bank's investment in mortgage-backed securities is comprised primarily of U.S. Agency mortgage-backed products that do not include sub-prime mortgage collateral. The Bank also has approximately $6 million of private label "Alt-A" mortgage-backed products. Alt-A loans are first-lien residential mortgages that generally conform to traditional "prime" credit guidelines; however, loan factors such as the loan-to-value ratio, loan documentation, occupancy status or property type cause these loans not to qualify for standard underwriting programs. The Bank monitors the performance of the Alt-A investments on a regular basis and does not believe that these investments offer any undue risk of loss.

        As 2007 closed, bond insurance companies appeared to be another casualty of the sub-prime mortgage crisis as a result of underwriting sub-prime loans or investment in sub-prime mortgage backed securities. Several bond insurance companies have taken write-downs because of sub-prime exposure and are in danger of having their credit ratings lowered. The Corporation's exposure to the bond insurers comes from the insurers credit guarantee on municipal bonds owned by the Bank. The Bank's municipal bond portfolio is well diversified geographically and is comprised primarily of general obligation bonds. The Bank does not think that the troubles facing the bond insurers will have an effect on the performance of its municipal bond portfolio.

        At December 31, 2007, the investment portfolio contained $44.5 million of temporarily impaired securities with $1.4 million in unrealized losses. Of this total, $758 thousand of unrealized loss was in the debt security portfolio with the largest amount in the corporate debt security category, $497 thousand. The majority of the unrealized loss in the debt security portfolio has existed for less than one year. Generally, these securities are investment grade debt securities. For these securities, Management applies a systematic methodology in order to perform an assessment of the potential for "other-than-temporary" impairment. In the case of debt securities, investments considered for "other-than-temporary" impairment: (1) had a specified maturity or repricing date; (2) were generally expected to be redeemed at par, and (3) were expected to achieve a recovery in market value within a reasonable period of time. Accordingly, the impairments identified on debt securities and subjected to the assessment at December 31, 2007 were deemed to be temporary and required no further adjustment to the financial statements. Management believes that the unrealized losses on debt securities (other than corporate debt) were entirely attributable to changes in interest rates in periods subsequent to the acquisition of the securities, and did not reflect any deterioration of the credit worthiness of the issuing entities. The corporate debt securities are primarily from financial services related companies that maintain an investment grade rating. Management believes that these investments have been affected by the overall decline in the financial services sector and that these securities can be held until maturity when payment in full is expected.

        Equity securities are assessed for "other-than-temporary" impairment based on the length of time of impairment, dollar amount of the impairment and general market conditions relating to specific issues. Most of the unrealized loss on equity securities was generated in the fourth quarter of 2007 as all bank equities were lumped together as part of the sub-prime mortgage problem. Based on Management's review, one equity write-down of $72 thousand was taken at year-end and another write-down of $32 thousand was taken earlier in 2007. Management closely monitors the value of its equity portfolio and has seen a slight increase in the value subsequent to year-end. However, it is possible that additional write-downs may be required in the first quarter of 2008.

Table 4. Investment Securities at Amortized Cost

        The following tables present amortized costs of investment securities by type at December 31 for the past three years:

	2007	2006	2005
	(Dollars in thousands)
Equity Securities	$3,792	$4,411	$4,393
U.S. Treasury securities and obligations of U.S. Government agencies	45,099	74,267	77,035
Obligations of state and political subdivisions	50,254	51,138	38,123
Corporate debt securities	15,296	9,864	9,961
Mortgage-backed securities	49,322	45,339	22,384
Asset backed securities	83	1,919	10,815

	$163,846	$186,938	$162,711

Table 5. Maturity Distribution of Investment Portfolio

        The following presents an analysis of investment securities at December 31, 2007 by maturity, and the weighted average yield for each maturity presented. The yields presented in this table are calculated using tax-equivalent interest and the amortized cost.

	One year or less		After one year through five years		After five years through ten years		After ten years		Total
	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield
	(Dollars in thousands)
Available for Sale
U.S. Treasury securities & obligations of U.S. Government agencies	$14,605	5.10%	$8,883	5.02%	$12,006	5.55%	$10,238	4.95%	$45,732	5.17%
Obligations of state & political subdivisions	—	—	3,008	6.75%	27,045	6.76%	21,187	7.02%	51,240	6.87%
Corporate debt securities	2,001	7.33%	3,881	5.59%	961	5.51%	8,000	6.03%	14,843	6.06%
Mortgage-backed securities	1,439	3.40%	5,929	4.25%	8,354	4.83%	33,954	5.25%	49,676	4.91%
Asset-backed securities	—	—	—	—	61	4.88%	16	5.68%	77	5.05%

	$18,045	4.94%	$21,701	5.15%	$48,427	6.10%	$73,395	5.80%	$161,568	5.71%

  Loans:

        At December 31, 2007, gross portfolio loans were $571.6 million compared to $528.5 million one-year prior, an increase of 8.2%. The Bank also had $476 thousand of mortgages held for sale at December 31, 2007 that are not included in the portfolio total. See Tables 6 and 7 for additional information on the Bank's loan portfolio. The following loan discussion references average loan balances as presented in Table 3.

        Commercial lending activity slowed in 2007 as compared to prior years as the growth rate of the local economy eased back to a more normal pace after several years of above normal activity. Commercial lending products offered by the Bank include fixed and variable rate loans, lines-of-credit and letter-of-credits. Commercial loan originations and commitments totaled $155 million in 2007. The 2007 commercial loan originations were comprised of 56% fixed rate and 44% variable rate loans. On average, 2007 commercial loans outstanding increased approximately 26% to $333.5 million and the yield improved slightly from 7.52% in 2006 to 7.57%. Overall, the portfolio continues to perform well with a low level of nonperforming commercial loans. However, one group of purchased commercial loans is considered nonperforming and Management has taken action to protect its interest in these loans (see the Asset Quality discussion for additional information). The Bank continues to aggressively pursue commercial lending opportunities in its market and loan participations in south central Pennsylvania. It has recently formed a partnership with two Small Business Development Centers at two local universities. The Small Business Development Centers provide guidance to small businesses and aspiring entrepreneurs. With this partnership, the Bank will be at the forefront of forging banking relations with those clients using the development centers.

Table 6. Loan Portfolio

        The following table presents an analysis of the Bank's loan portfolio for each of the past five years:

	December 31
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Real estate (primarily first mortgage residential loans)	$86,480	$113,846	$79,671	$92,703	$105,517
Real estate—residential construction	2,713	523	4,622	3,968	4,244
Commercial, industrial and agricultural	352,750	305,435	227,864	183,028	165,936
Consumer (including home equity loans and lines of credit)	129,674	108,730	85,033	68,317	58,249

Total loans	571,617	528,534	397,190	348,016	333,946
Less: Allowance for loan losses	(7,361)	(6,850)	(5,402)	(4,886)	(3,750)

Net loans	$564,256	$521,684	$391,788	$343,130	$330,196

        The Corporation had no foreign loans in any of the years presented.

        In 2007, the Bank originated approximately $35 million in residential mortgages, down slightly from originations of $37 million in 2006. Mortgage originations have slowed in line with the overall economy despite the fact that mortgage rates during the year remained relatively low. The mortgage portfolio averaged $101.4 million in 2007, down from $104.8 million in 2006. The 2006 average reflected a large increase due to the Fulton acquisition. The Bank sells all of its fixed rate mortgage production in the secondary market and it expects balances to continue to run-off as prepayments continue to outpace growth in the portfolio. In 2007, the Bank sold approximately $22 million of mortgage loans to Federal National Mortgage Association (FNMA). Recently, FNMA announced that it would be instituting mandatory rate increases on new loans it will purchase. This will result in higher loan rates to consumers and is likely to make the FNMA product offering less competitive. Since the FNMA product has historically been the Bank's primary mortgage product, this change is likely to have a negative effect on the Bank's FNMA mortgage origination volume. Because of the FNMA change, the Bank will begin a new mortgage program that will allow it to originate mortgages on behalf of many large mortgage companies. The Bank will originate the loan for a fee, but will not fund the loan nor will it service the loan. This expanded product offering is expected to provide more choices for consumers while still maintaining the Bank's reputation as a top mortgage lender in its market. In the long term, the new origination product is expected to reduce loan sales and the related income, reduce the mortgage servicing portfolio, but increase fee income from loan originations.

        Consumer loans averaged $121.4 million in 2007 and produced a yield of 7.08%. Both of these measurements compare favorably to the 2006 average of $95.2 million and a yield of 6.76% in 2006. The Bank originated approximately $70 million in consumer loans during 2007. Home equity loans continue to account for the majority of consumer loan originations, $43 million or 61% in 2007. The Bank normally offers a very competitive home equity loan product and it was supplemented with two loan promotions during the year in order to increase production. The average balance of Home Equity loans outstanding increased by more than $25 million during 2007. Despite opening nearly $6 million in new home equity lines of credit in 2007, the outstanding balance of these lines remained flat. Other direct and indirect consumer loan balances remained flat year-over-year as competition from captive lenders, such as financing offered by automobile dealers, continued to increase.

Table 7. Maturities and Interest Rate Terms of Selected Loans

        Stated maturities (or earlier call dates) of selected loans as of December 31, 2007 are summarized in the table below. Residential mortgage and consumer loans are excluded from the presentation.

	Within one year	After one year but within five years	After five years	Total
	(Dollars in thousands)
Loans:
Real estate—residential construction	$2,713	$—	$—	$2,713
Commercial, industrial and agricultural	34,190	66,163	252,397	352,750

	$36,903	$66,163	$252,397	$355,463

        The following table shows the above loans that have predetermined interest rates and the loans that have variable interest rates at at December 31, 2007:

	After one year but within five years	After five years
	(Dollars in thousands)
Loans with predetermined rates	$39,284	$66,668
Loans with variable rates	26,879	185,729

	$66,163	$252,397

  Deposits:

        The Corporation continues to rely on deposits as its primary source of funds. The Bank offers numerous deposit products through its community offices. Total deposits were $606.3 million on December 31, 2007 and averaged $612.9 million in 2007. The ending deposit balance increased approximately 2%, but the average deposit balances increased 16.2% over the 2006 balances. The 2007 year-end balance is 30% higher than the 2005 year-end balance of $456.8 million. The cost of total interest-bearing deposits was 3.39% in 2007 and 3.22% in 2006. The cost of total deposits was 2.92% in 2007 and 2.73% in 2006.

        Noninterest-bearing demand deposit accounts represent a very valuable funding source to the Bank. During 2007, the average balance of non-interest bearing deposits increased slightly due primarily to a spike in noninterest-bearing deposits in the third quarter. Year-end balances actually decreased from the prior year-end. Likewise, interest-bearing checking account balances were flat year over year as measured by both average and ending balances. Savings accounts decreased during 2007, continuing a 2-year trend of declining balances. This product pays a low interest rate and its popularity continues to decline, as consumers become more rate conscious. The Bank does not expect the trend of declining Savings balances to end. While growth in the balances of these products is disappointing, the number of open accounts increased during the year for each product except Savings.

        The Money Management product continued to be the shining star of deposit products in 2007. The ending balance increased approximately 14% and the 2007 average balance increased approximately 40% year over year. This growth follows 2006 when the average balance of this product grew 60%. The number of open accounts increased by nearly 900 during 2007. This product is indexed to short-term interest rates and has proven attractive to consumers who want to earn a market rate, but still maintain some liquidity with their money. As market rates began to fall during 2007, the rate of growth began to slow. However, the Bank is pleased that the average balance per Money Management account increased during 2007. The average cost of this product was 4.00% in 2007 compared to 4.34% in 2006.

        Time deposits showed an increase in the average balance for 2007 compared to 2006. However, this increase is primarily the result of the acquired deposits in the second half of 2006 compared to the inclusion of these deposits for a full year in 2007. The ending balance of time deposits declined year over year and this decrease represented a slow but steady decline over the year. Some of this decline can be attributed to rate shopping customers who found high rate specials at other competitors. Management thought that these promotional rates did not fit with the Bank's pricing practices. Therefore, the Bank maintained a disciplined approach to CD pricing and avoided the high rate specials. Despite the absence of promotional rates in 2007, the Bank was pleased that it was able to retain the volume of time deposits that it did in 2007.

        Lack of growth in deposit balances is a concern to the Bank as it looks forward to 2008. The Bank is currently reviewing different methods of funding growth that include traditional deposits and other wholesale sources. Competition from other local financial institutions, internet banks and brokerages will continue to be a challenge for the Corporation in its efforts to attract new and retain existing deposit accounts. This competition is not expected to lessen in the future.

Table 8. Time Deposits of $100,000 or More

        The maturity of outstanding time deposits of $100,000 or more at December 31, 2007 is as follows:

Amount
(Dollars in thousands)
Maturity distribution:
Within three months	$14,875
Over three through six months	12,986
Over six through twelve months	3,540
Over twelve months	4,952

Total	$36,353

  Borrowings:

        In addition to deposits, the Bank uses securities sold under repurchase agreements (Repo) and borrowings from the Federal Home Loan Bank of Pittsburgh (FHLB) as a funding source. The Bank enters into Repo agreements as part of a cash management product offered to commercial and municipal customers. These are overnight borrowings by the Bank that are collateralized primarily with U.S. Government and U.S. Agency securities. This product had an average balance of $81.1 million in 2007, 17% higher than the 2006 average balance. The Bank also saw an increase in the number of open accounts and the average balance per account during 2007. The average cost of this product was 4.83% in 2007 versus 4.77% in 2006. This product is indexed to the federal funds rate; therefore, its cost will change, as short-term rates change.

        The short-term borrowings are primarily overnight borrowings from the Federal Home Loan Bank of Pittsburgh. These borrowings are used to fund the short-term liquidity needs of the Bank. These borrowings reprice on a daily basis and the interest rate fluctuates with short-term market interest rates.

        Table 9 provides additional information about short-term borrowings.

Table 9. Short-Term Borrowings and Securities Sold Under Agreements to Repurchase

	2007		2006		2005
	Short-Term Borrowings	Repurchase Agreements	Short-Term Borrowings	Repurchase Agreements	Short-Term Borrowings	Repurchase Agreements
	(Dollars in thousands)
Ending balance	$—	$68,157	$6,700	$78,410	$4,000	$52,069
Average balance	2,386	81,077	1,075	69,231	2,133	52,149
Maximum month-end balance	14,750	93,799	6,700	79,999	7,450	64,867
Weighted-average interest rate	5.08%	4.83%	4.61%	4.77%	2.86%	3.02%

        Long-term debt from the FHLB is comprised of term loans payable at maturity and amortizing advances. All of the loans have fixed interest rates. These loans are used on an as needed basis to lock in term funding and are sometimes used to fund a specific asset transaction. The average balance of the long-term debt in 2007 declined to $35.7 million in 2007 from $41.6 million in 2006. In addition to the scheduled maturities and amortization of existing loans, the Bank prepaid $17.1 million of FHLB loans in 2007. The prepaid loans were comprised of $14.1 million to exit high rate debt and $3.0 million was prepaid in conjunction with the prepayment of a commercial loan to the Bank. In December 2007, the Bank borrowed $41 million of new money from the FHLB. The maturity terms of these funds were laddered over a 3 to 5 year period and the funds were used in part to replace the prepaid high rate debt with lower rate debt. See Note 11 of the accompanying financial statements for more information.

  Shareholders' Equity:

        Shareholders' equity totaled $77.6 million at December 31, 2007 versus $71.6 million at December 31, 2006, an increase of $6.0 million. The Corporation added $5.3 million to Shareholders' Equity after declaring $4.0 million in dividends. Regular cash dividends per share declared by the Board of Directors in 2007 and 2006 totaled $1.03 and $.99, respectively, an increase of 4.0% in 2007. On January 1, 2008, the Corporation recorded a cumulative-effect adjustment (charge) to retained earnings of $422 thousand for the adoption of EITF Issue No.06-04, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements".

        The Board of Directors regularly authorizes the repurchase of the Corporation's $1.00 par value common stock. The repurchased shares will be held as treasury shares available for issuance in connection with future stock dividends and stock splits, employee benefit plans, executive compensation plans, the

Dividend Reinvestment Plan and other appropriate corporate purposes. The term of the repurchase plans is normally 1 year. The following table provides information regarding approved stock repurchase plans. For additional information on Shareholders' Equity refer to Note 18 of the accompanying financial statements. The stock repurchase plans that were in place in 2007, and the related activity, is shown below:

			Shares Repurchased Under Approved Plan
Plan Approved	Expiration Date	Shares Authorized
			2007	2006	Total	Cost
			(Amounts in thousands, except share information)
July 12, 2007	July 11, 2008	100,000	18,858	—	18,858	$473
July 13, 2006	July 12, 2007	100,000	4,270	14,600	18,870	$502

	2007	2006
Number of Treasury shares held at year-end	454,026	461,411

        A strong capital position is important to the Corporation as it provides a solid foundation for the future growth of the Corporation, as well as instills confidence in the Bank by depositors, regulators and investors, and is considered essential by management.

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

        Current regulatory capital guidelines call for a minimum leverage ratio of 4.0% and minimum Tier 1 and total capital ratios of 4.0% and 8.0%, respectively. Well-capitalized banks are determined to have leverage capital ratios greater than or equal to 5.0% and Tier 1 and total capital ratios greater than or equal to 6.0% and 10.0%, respectively. Table 10 presents the capital ratios for the consolidated Corporation at December 31, 2007, 2006 and 2005. At year-end 2007, the Corporation and its banking subsidiary exceeded all regulatory capital requirements. The Corporation is not aware of any future events or transactions that are expected to significantly effect its capital position. For additional information on capital adequacy refer to Note 2 of the accompanying financial statements.

Table 10. Capital Ratios

	December 31
	2007	2006	2005
Risk-based ratios
Total capital	12.28%	11.91%	13.85%
Tier 1	11.05%	10.59%	12.58%
Leverage Ratio	8.18%	7.60%	8.89%

  Local Economy

        Economic growth in the Corporation's market area slowed in 2007, particularly in residential real estate development. As residential real estate prices stabilized, large out-of-state developers have exited or delayed development plans. Residential constructions continues, but at a slower pace, and existing home sales have slowed as well. The Bank's market area appears to have avoided much of the sub-prime mortgage problem as evidenced by stable delinquencies and foreclosures. General economic conditions in south central Pennsylvania remain favorable. Unemployment rates in the Bank's primary market continue to run below state and national levels. The local economy is not overly dependent on any one industry or business. The area is well diversified with a mix of manufacturing, government, retail and distribution businesses operating here. Warehousing and distribution companies continue to find the area attractive due to the ease of access to major highways and easy accessibility to large population centers on the east coast.

        For much of 2007, interest rates remained fairly stable. However, when the sub-prime mortgage problems were recognized in the second half of the year, market interest rates changed frequently. The Federal Reserve Open Market Committee (FOMC), reduced the fed funds target rate by 1% within a 90 day period and the fed funds rate and prime rate both ended 2007 lower than where they began the year. The Treasury yield curve experienced a large decline during the year as investors moved to the safety and liquidity of U.S. Government securities. The Bank's performance is affected by actions of the FOMC and its decisions about interest rates due to the financial nature of its assets and liabilities.

  Asset Quality

        Management monitors loan asset quality (risk of loss from lending activities) by continually reviewing four measurements: (1) watch loans, (2) delinquent loans, (3) foreclosed real estate (commonly referred to as other real estate owned or "OREO"), and (4) net-charge-offs. Management compares trends in these measurements with the Corporation's internally established targets, as well as its national peer group's average measurements.

        Watch loans describe loans that are adversely criticized/classified where borrowers are experiencing weakening cash flow and may be paying loans with alternative sources of cash, for example, savings or the sale of unrelated assets. If this continues, the Corporation has an increasing likelihood that the borrower will need to liquidate collateral for repayment. Management emphasizes early identification and monitoring of these loans to proactively minimize any risk of loss. Watch loans include loans that are not delinquent as well as delinquent loans. From year-end 2006 to year-end 2007, the Corporation's watch loans increased 29%, entirely related to the loans purchased from Equipment Finance LLC, a wholly owned subsidiary of BLC Bank, N.A. (wholly owned subsidiary of Sterling Financial Corporation [Sterling])(EFI Portfolio).

        Delinquent loans are a result of borrowers' cash flow and/or alternative sources of cash being insufficient to pay loans. The Corporation's likelihood of collateral liquidation to repay the loans becomes more probable the further behind a borrower falls, particularly when loans reach 90-days or more past due.

        Management breaks down delinquent loans into two categories: (1) loans that are past due 30-89 days, and (2) nonperforming loans that are comprised of loans that are 90-days or more past due or loans for which Management has stopped accruing interest. Nonaccruing loans (primarily residential mortgage and commercial loans) generally represent Management's determination that collateral liquidation is not likely to fully repay both interest and principal.

        The Corporation's 30-89 day average quarterly loan delinquency as a percent of total loans steadily declined through 2007, from 1.86% in the 1st quarter to .79% in the 4th quarter, as compared to the Corporation's peer group, which experienced stable to slightly increasing delinquency over these same periods. Of particular note, the Corporation's 30-89 day quarter-end residential real estate secured loan delinquency decreased from .64% at December 31, 2006 to .59% at December 31, 2007, comparing very favorably to the Corporation's peer group of 1.17% at December 31, 2007.

        The Corporation's nonperforming loans increased $3.4 million from $2.3 million, or .44% of total loans, at December 31, 2006 to $5.8 million, or 1.01% of total loans, at December 31, 2007. The entire increase was attributable to the EFI Portfolio. Specifically, 90-days or more past due loans increased $360 thousand from $1.1 million at December 31, 2006 to $1.5 million at December 31, 2007, while nonaccruing loans increased $3.1 million, from $1.2 million at December 31, 2006, to $4.2 million at December 31, 2007. Management actively monitors EFI's collection of this portfolio. Management has confirmed the collateral value for all EFI loans and is recognizing cash-basis interest on loans with continued repayment and no anticipated risk of principal loss.

        Prior to year-end, Management demanded that EFI and/or Sterling repurchase the EFI Portfolio based on among other things, misrepresentation and breach of obligation.

        The Corporation's foreclosed real estate increased from $0 at December 31, 2006 to $207 thousand at December 31, 2007.

        Charged-off loans usually result from: (1) a borrower being legally relieved of loan repayment responsibility through bankruptcy, (2) insufficient collateral sale proceeds to repay a loan; or (3) the borrower and/or guarantor does not own other saleable assets that, if sold, would generate sufficient sale proceeds to repay a loan.

        The Corporation's net charge-offs increased $295 thousand ($111 thousand attributed to the EFI Portfolio) from year-end 2006 to year-end 2007, or from .04% of total loans at December 31, 2006 to .09% of total loans at December 31, 2007. Despite this increase, the Corporation's net charge-off as a percent of average loans compared very favorably to the Corporation's peer group's .18% at December 31, 2007.

        Management assesses the allowance for loan and lease losses (ALLL) adequacy monthly and reports the assessment monthly to the Board of Directors. The ALLL balance increased 7% from $6.9 million at December 31, 2006 to $7.4 million at December 31, 2007. This increase resulted from the Corporation's provision expense of $990 thousand exceeding net charge-offs of $479 thousand. The ALLL as a percentage of total loans decreased nominally, from 1.30% at December 31, 2006 to 1.29% at December 31, 2007. The Corporation's ALLL as a percentage of total loans continued to compare very favorably to the Corporation's peer group of 1.20% at both December 31, 2006 and December 31, 2007. During the 4th quarter of 2007, Management specifically allocated for all identified risk of loss associated with the EFI Portfolio. Management is confident in the adequacy of the ALLL. The following table presents an analysis of the allowance for loan losses.

Table 11. Allocation of the Allowance for Loan Losses

        The following table shows the allocation by dollar amount and percentage of the allowance for loan losses by major loan category:

	2007		2006		2005		2004		2003
	(Dollars in thousands)
Real Estate	$1,344	18%	$1,498	22%	$1,560	29%	$1,762	36%	$197	5%
Commercial, industrial and agricultural	5,572	76%	4,902	72%	3,425	63%	2,629	54%	3,093	82%
Consumer	445	6%	450	7%	417	8%	495	10%	460	13%

	$7,361	100%	$6,850	100%	$5,402	100%	$4,886	100%	$3,750	100%

        The following table shows the percentage of the loans in each category to total loans at year end:

Percentage of gross loans outstanding by category	2007	2006	2005	2004	2003
Real Estate	15%	22%	21%	28%	33%
Commercial, industrial and agricultural	62%	58%	58%	53%	50%
Consumer	23%	20%	21%	19%	17%

	100%	100%	100%	100%	100%

Table 12. Nonperforming Assets

        The following table presents an analysis of nonperforming assets for each of the past five years:

	December 31
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Nonaccrual loans	$4,249	$1,179	$206	$355	$483
Loans past due 90 days or more and not included above	1,508	1,148	583	587	284

Total nonperforming loans	5,757	2,327	789	942	767
Foreclosed real estate	207	—	—	—	349

Total nonperforming assets	$5,964	$2,327	$789	$942	$1,116

Nonperforming loans to total loans	1.01%	0.44%	0.20%	0.27%	0.23%
Nonperforming assets to total assets	0.73%	0.29%	0.13%	0.17%	0.20%
Allowance for loan losses to nonperforming loans	127.86%	294.37%	684.66%	518.68%	488.92%

        It is the Corporation's policy to evaluate the probable collectibility of principal and interest due under terms of loan contracts for all loans 90-days or more past due or restructured loans. Further, it is the Corporation's policy to discontinue accruing interest on loans that are not adequately secured and in the process of collection. Upon determination of nonaccrual status, the Corporation subtracts any current year accrued and unpaid interest from its income, and any prior year accrued and unpaid interest from the allowance for loan losses. The Corporation has no foreign loans.

Table 13. Allowance for Loan Losses

        The following table presents an analysis of the allowance for loan losses for each of the past five years:

	December 31
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Balance at beginning of year	$6,850	$5,402	$4,886	$3,750	$4,305
Addition of Fulton allowance	—	1,392	—	—	—
Charge-offs:
Commercial, industrial and agricultural	(362)	—	(82)	(97)	(2,448)
Consumer	(442)	(288)	(203)	(205)	(107)
Real estate	(14)	(96)	—	—	(4)

Total charge-offs	(818)	(384)	(285)	(302)	(2,559)

Recoveries:
Commercial, industrial and agricultural	107	59	270	476	255
Consumer	179	99	75	72	33
Real estate	53	42	30	10	21

Total recoveries	339	200	375	558	309

Net (charge-offs) recoveries	(479)	(184)	90	256	(2,250)

Provision for loan losses	990	240	426	880	1,695

Balance at end of year	$7,361	$6,850	$5,402	$4,886	$3,750

Ratios:
Net loans charged-off (recovered) as a percentage of average loans	0.09%	0.04%	-0.02%	-0.08%	0.68%
Net loans charged-off (recovered) as a percentage of the provision for loan losses	48.38%	76.67%	-21.13%	-29.09%	132.74%
Allowance as a percentage of loans	1.29%	1.30%	1.36%	1.40%	1.12%

Liquidity

        The Corporation must meet the financial needs of the customers that it serves, while providing a satisfactory return on the shareholders' investment. In order to accomplish this, the Corporation must maintain sufficient liquidity in order to respond quickly to the changing level of funds required for both loan and deposit activity. The goal of liquidity management is to meet the ongoing cash flow requirements of depositors who want to withdraw funds and of borrowers who request loan disbursements. The Bank regularly reviews it liquidity position by measuring its projected net cash flows (in and out) at a 30 and 90-day interval. The Bank stresses this measurement by assuming a level of deposit out-flows that have not historically been realized. In addition to this forecast, other funding sources are reviewed as a method to provide emergency funding if necessary. The objective of this measurement is to identify the amount of cash that could be raised quickly without the need to liquidate assets. The Bank believes it can meet all anticipated liquidity demands.

        Historically, the Corporation has satisfied its liquidity needs from earnings, repayment of loans and amortizing investment securities, maturing investment securities, loan` sales, deposit growth and its ability to access existing lines of credit. All investments are classified as available for sale; therefore, securities that are not pledged as collateral for borrowings are an additional source of readily available liquidity, either by selling the security or, more preferably, to provide collateral for additional borrowing. At December 31, 2007, the Bank had approximately $121 million (market value) of its investment portfolio pledged as collateral. Another source of available liquidity for the Bank is a line of credit with the Federal Home Loan Bank of Pittsburgh (FHLB). At December 31, 2007, the Bank had approximately $207 million available on this line of credit and a $10 million line of credit at a correspondent bank. The Bank is currently in the process of establishing new funding sources including wholesale borrowings, brokered CDs and the Federal Reserve Discount Window.

Off Balance Sheet Commitments

        The Corporation's financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet loans and lines of credit. Because these unfunded instruments have fixed maturity dates and many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation. Unused commitments and standby letters of credit totaled $134.2 million and $24.5 million, respectively, at December 31, 2007, compared to $120.3 million and $17.0 million, respectively, at December 31, 2006 (refer to Note 19 of the accompanying financial statements for more information).

        Management believes that any amounts actually drawn upon can be funded in the normal course of operations. The Corporation has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity.

        The following table represents the Corporation's aggregate on and off balance sheet contractual obligations to make future payments as of December 31, 2007:

Contractual Obligations

	Less than 1 year	1–3 years	3–5 years	Over 5 years	Total
	(Amounts in thousands)
Time deposits	$122,689	$26,729	$10,696	—	$160,114
Long-term debt	9,664	20,959	27,693	1,398	59,714
Operating leases	307	585	458	3,625	4,975
Deferred compensation	31	88	115	366	600
Estimated future pension payments	648	1,334	1,429	4,417	7,828

Total	$133,339	$49,695	$40,391	$9,806	$233,231

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

        The Corporation uses several tools to measure and evaluate interest rate risk. One tool is interest rate sensitivity or gap analysis. Gap analysis classifies assets and liabilities by repricing and maturity characteristics and provides management with an indication of how different interest rate scenarios will impact net interest income. Table 14 presents a gap analysis of the Corporation's balance sheet at December 31, 2007. Positive gaps in the under one-year time interval suggest that, all else being equal, the Corporation's near-term earnings would rise in a higher interest rate environment and decline in a lower rate environment. A negative gap suggests the opposite result. At December 31, 2007, the Corporation's cumulative gap position at one year was negative.

        Another tool for analyzing interest rate risk is financial simulation modeling which captures the affect of not only changing interest rates but also other sources of cash flow variability including loan and securities prepayments and customer preferences. Financial simulation modeling forecasts both net interest income and the economic value of equity under a variety of different interest rate environments. The Corporation regularly measures the effects of an up or down 2% parallel yield curve rate change, ramped over 1 year. As part of this simulation, the effect of the rate change is held constant for year 2 of the simulation. In addition, additional rate change scenarios may be utilized depending on the current level of interest rates.

        As indicated in Table 15, the financial simulation analysis indicated that as of December 31, 2007, prospective net interest income over a one-year time period would be adversely affected by higher market interest rates. As market rates ramp up 2% over the first year, so do a large amount of funding costs as they are tied to a short-term index. The funding costs continue to rise as term funding reprices, while the asset base lags in response to the higher rate environment. Once rate increases reach their peak, asset yields gain momentum and net interest income begins to recover in year 2. In a falling rate environment, the liability costs fall more rapidly than do asset yields. Balance sheet spreads increase over the first year, then as the decline in funding rates slow, asset yields continue to reprice down, asset prepayments increase and net interest income trends downward in year 2. The Corporation has established limits to the change in net interest income of 10% from the base scenario in year 1.

        Economic value of equity (EVE) is defined as the estimated discounted present value of assets minus the discounted present value of liabilities and is a surrogate for long-term earnings. The discount rates used in the EVE calculation are based on market rates for like assets and liabilities. The Corporation established limits to the change in EVE sensitivity of 10% per 1% rate change. At December 31, 2007, the Corporation exceeded this limit in the up rate scenarios.

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

        During 2001, the Bank entered into three interest rate swap transactions with an aggregate notional amount of $20 million and terms ranging from three to seven years. As of December 31, 2007 one swap remained with notional aggregate amount of $5 million and a maturity date of July 11, 2008. According to the terms of each transaction, the Bank pays fixed-rate interest payments and receives floating-rate payments. The swaps were entered into to hedge the Corporation's exposure to changes in cash flows attributable to the impact of interest rate changes on variable-rate money market deposit accounts. The swap added $41 thousand to interest expense in 2007 compared to $38 thousand in 2006. At December 31, 2007, the fair value of the swaps was negative $51 thousand as compared to a negative fair value of $37 thousand at December 31, 2006 and was recognized in comprehensive income, net of tax. See Notes 13 and 14 of the accompanying financial statements for additional information on comprehensive income and financial derivatives.

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

Table 14. Interest Rate Sensitivity Analysis

	1–90 Days	91–181 Days	182–365 Days	1–5 Years	Beyond 5 Years	Total
	(Dollars in Thousands)
Interest-earning assets:
Interest-bearing deposits in other banks	$7,620	$—	$—	$—	$—	$7,620
Investment securities and restricted stock	35,083	8,769	4,853	25,321	94,880	168,906
Loans, net of unearned income	181,128	33,820	51,863	180,494	124,788	572,093
Interest rate swaps (receive side)	5,000	—	—	—	—	5,000

Total interest-earning assets	228,831	42,589	56,716	205,815	219,668	753,619
Interest-bearing liabilities:
Interest-bearing checking	78,400	—	—	—	—	78,400
Money market deposit accounts	234,503	—	—	—	0	234,503
Savings	48,340	—	—	—	0	48,340
Time	51,285	49,442	22,194	37,175	18	160,114
Securities sold under agreements to repurchase	68,157	—	—	—	—	68,157
Short tem borrowings	—	—	—	—	—	—
Long term debt	2,772	793	6,977	48,001	1,171	59,714
Interest rate swaps (pay side)	—	—	5,000	—	—	5,000

Total interest-bearing liabilities	$483,457	$50,235	$34,171	$85,176	$1,189	$654,228

Interest rate gap	$(254,626)	$(7,646)	$22,545	$120,639	$218,479	$99,391

Cumulative interest rate gap	$(254,626)	$(262,272)	$(239,727)	$(119,088)	$99,391

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

Note 3:    Interest-bearing checking and Savings accounts are included in the first period in which the Bank has the opportunity to reprice the product. Depending on the direction and magnitude of an interest rate change, these products may or may not reprice within the indicated period and may or may not reprice in a complete correlation to the change in a market rate. The MMDA product is distributed in accordance with its contractual repricing terms.

Note 4:    Long-term debt reflects Federal Home Loan Bank notes with fixed maturity and amortizing repayment schedules.

Table 15. Sensitivity to Changes in Market Interest Rates

	-200 bps	Unchanged	+200 bps
	(Dollars in Thousands)
Change in net interest income, year one:	$32,034	$30,503	$28,657
Percentage change	5.0%		-6.05%
Change in net interest income, year two:	$32,157	$30,651	$27,594
Percent change	4.9%		-9.97%

	-200 bps	-100 bps	Unchanged	+100 bps	+200 bps
Economic value of portfolio equity (EVE):	$104,305	$97,861	$90,625	$80,912	$69,479
Percentage change	15.1%	8.0%	—	-10.7%	-23.3%

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
Chambersburg, Pennsylvania

        We have audited the accompanying consolidated balance sheets of Franklin Financial Services Corporation and its subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2007. The Corporation's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Franklin Financial Services Corporation and its subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 1 to the consolidated financial statements, the Corporation changed its method of accounting for its defined benefit pension plan and for share-based payments in 2006.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Franklin Financial Services Corporation's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2008 expressed an unqualified opinion.

Beard Miller Company LLP
Harrisburg, Pennsylvania
March 11, 2008

Consolidated Balance Sheets

	December 31
	2007	2006
	(Amounts in thousands, except per share data)
Assets
Cash and due from banks	$17,871	$21,855
Fed funds sold	7,400	—
Interest-bearing deposits in other banks	220	293

Total cash and cash equivalents	25,491	22,148
Investment securities available for sale	164,990	189,345
Restricted stock	3,916	3,142
Loans held for sale	476	2,561
Loans	571,617	528,534
Allowance for loan losses	(7,361)	(6,850)

Net Loans	564,256	521,684
Premises and equipment, net	13,862	13,101
Bank owned life insurance	18,215	17,561
Goodwill	8,520	9,113
Other intangible assets	2,710	3,071
Equity method investment	4,077	4,028
Other assets	13,858	13,579

Total assets	$820,371	$799,333

Liabilities
Deposits
Demand (noninterest-bearing)	$84,920	$87,688
Savings and interest checking	361,243	337,985
Time	160,114	169,622

Total Deposits	606,277	595,295
Securities sold under agreements to repurchase	68,157	78,410
Short term borrowings	—	6,700
Long term debt	59,714	38,449
Other liabilities	8,581	8,865

Total liabilities	742,729	727,719

Shareholders' equity
Common stock, $1 par value per share,15,000 shares authorized with 4,299 issued and 3,845 and 3,838 shares outstanding at December 31, 2007 and 2006, respectively	4,299	4,299
Capital stock without par value, 5,000 shares authorized with no shares issued and outstanding	—	—
Additional paid-in capital	32,620	32,251
Retained earnings	47,946	42,649
Accumulated other comprehensive income	664	236
Treasury stock, 454 and 461 shares at cost at December 31, 2007 and 2006 respectively	(7,887)	(7,821)

Total shareholders' equity	77,642	71,614

Total liabilities and shareholders' equity	$820,371	$799,333

The accompanying notes are an integral part of these statements.

Consolidated Statements of Income

	Years ended December 31
	2007	2006	2005
	(Amounts in thousands, except per share data)
Interest income
Loans, including fees	$40,042	$32,391	$23,123
Interest and dividends on investments:
Taxable interest	6,523	5,554	4,288
Tax exempt interest	2,218	2,050	1,775
Dividend income	323	320	251
Federal funds sold	346	538	256
Deposits and obligations of other banks	35	49	18

Total interest income	49,487	40,902	29,711

Interest expense
Deposits	17,915	14,418	7,671
Securities sold under agreements to repurchase	3,919	3,303	1,575
Short term borrowings	121	49	61
Long term debt	1,841	2,186	2,866

Total interest expense	23,796	19,956	12,173

Net interest income	25,691	20,946	17,538
Provision for loan losses	990	240	426

Net interest income after provision for loan losses	24,701	20,706	17,112

Noninterest income
Investment and trust services fees	4,129	3,313	2,876
Loan service charges and fees	822	629	375
Mortgage banking activities	422	279	581
Deposit service charges and fees	2,422	2,093	1,914
Other service charges and fees	1,304	1,035	935
Increase in cash surrender value of life insurance	654	555	460
Equity method investments	49	(21)	(526)
Other	93	209	156
Securities gains, net	284	165	224

Total noninterest income	10,179	8,257	6,995

Noninterest expense
Salaries and employee benefits	11,490	9,774	8,806
Net occupancy expense	1,752	1,360	1,177
Furniture and equipment expense	985	890	712
Advertising	1,335	1,130	916
Legal and professional fees	1,012	921	849
Data processing	1,348	1,264	1,034
Pennsylvania bank shares tax	680	582	479
Intangible amortization	361	335	259
Other	3,902	3,040	2,826

Total noninterest expense	22,865	19,296	17,058

Income before Federal income taxes	12,015	9,667	7,049
Federal income tax expense	2,759	2,097	937

Net income	$9,256	$7,570	$6,112

Per share
Basic earnings per share	$2.41	$2.11	$1.82
Diluted earnings per share	$2.40	$2.10	$1.81
Cash dividends declared	$1.03	$0.99	$0.95

The accompanying notes are an integral part of these statements.

Consolidated Statements of Changes in Shareholders' Equity

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
	(Dollars in thousands, except per share data)
For years ended December 31, 2007, 2006, and 2005:
Balance at December 31, 2004	$3,806	$19,864	$35,723	$2,175	$(6,925)	$54,643
Comprehensive income:
Net income	—	—	6,112	—	—	6,112
Unrealized loss on securities, net of reclassification adjustments and taxes	—	—	—	(1,678)	—	(1,678)
Unrealized gain on hedging activities, net of reclassification adjustments and taxes	—	—	—	304	—	304

Total Comprehensive income						4,738
Cash dividends declared, $.95 per share	—	—	(3,197)	—	—	(3,197)
Acquisition of 27,722 shares of treasury stock	—	—	—	—	(695)	(695)
Common stock issued under stock option plans	—	43	—	—	138	181

Balance at December 31, 2005	3,806	19,907	38,638	801	(7,482)	55,670
Comprehensive income:
Net income	—	—	7,570	—	—	7,570
Unrealized gain on securities, net of reclassification adjustments and taxes	—	—	—	698	—	698
Unrealized gain on hedging activities, net of reclassification adjustments and taxes	—	—	—	65	—	65

Total Comprehensive income						8,333
Accumulated pension adjustment, net of tax	—	—	—	(1,328)	—	(1,328)
Acquisition of Fulton Bancshares Corporation	493	12,069	—	—	—	12,562
Cash dividends declared, $.99 per share	—	—	(3,559)	—	—	(3,559)
Acquisition of 30,792 shares of treasury stock	—	—	—	—	(800)	(800)
Common stock issued under stock option plans	—	11	—	—	77	88
Treasury shares issued to dividend reinvestment plan	—	137	—	—	384	521
Stock option compensation	—	127	—	—	—	127

Balance at December 31, 2006	4,299	32,251	42,649	236	(7,821)	71,614
Comprehensive income:
Net income	—	—	9,256	—	—	9,256
Unrealized loss on securities, net of reclassification adjustments and taxes	—	—	—	(834)	—	(834)
Unrealized loss on hedging activities, net of reclassification adjustments and taxes	—	—	—	(8)	—	(8)
Pension adjustment, net of tax	—	—	—	1,270	—	1,270

Total Comprehensive income						9,684
Cash dividends declared, $1.03 per share	—	—	(3,959)	—	—	(3,959)
Acquisition of 23,128 shares of treasury stock	—	—	—	—	(588)	(588)
Common stock issued under stock option plans	—	25	—	—	69	94
Treasury shares issued to dividend reinvestment plan	—	239	—	—	453	692
Stock option compensation	—	105	—	—	—	105

Balance at December 31, 2007	$4,299	$32,620	$47,946	$664	$(7,887)	$77,642

The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows

	Years ended December 31
	2007	2006	2005
	(Amounts in thousands)
Cash flows from operating activities
Net income	$9,256	$7,570	$6,112
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,382	1,051	1,193
Net (accretion) amortization on investment securities	(448)	(217)	356
Stock option compensation	105	127	—
Amortization and write down of mortgage servicing rights	193	334	81
Amortization of intangibles	361	335	259
Provision for loan losses	990	240	426
Securities gains, net	(284)	(165)	(224)
Loans originated for sale	(19,582)	(24,629)	(45,664)
Proceeds from sale of loans	21,920	23,675	51,441
Gain on sales of loans	(253)	(279)	(366)
Net loss (gain) on sale or disposal of premises and equipment	17	—	(44)
Increase in cash surrender value of life insurance	(654)	(555)	(460)
(Income) loss on equity method investments	(49)	21	526
Impairment writedown on equity securities	104	—	—
Decrease (increase) in interest receivable and other assets	886	(1,700)	(492)
Increase in interest payable and other liabilities	1,061	791	234
Deferred tax expense	(56)	138	(391)
Other, net	38	(21)	(88)

Net cash provided by operating activities	14,987	6,716	12,899

Cash flows from investing activities
Proceeds from sales of investment securities available for sale	10,425	1,238	8,234
Proceeds from maturities of investment securities available for sale	98,460	52,655	42,764
Net (increase) decrease in restricted stock	(774)	52	678
Purchase of investment securities available for sale	(84,946)	(77,876)	(55,074)
Net increase in loans	(44,265)	(57,074)	(49,134)
Proceeds from sale of premises and equipment	—	240	289
Investment in joint venture	—	—	(100)
Settlement of receivables related to investments acquired in acquisition	—	33,591	—
Cash and cash equivalents acquired from acquisition	—	3,725	—
Cash paid in acquisition	—	(11,286)	—
Capital expenditures	(2,077)	(2,287)	(467)

Net cash used in investing activities	(23,177)	(57,022)	(52,810)

Cash flows from financing activities
Net increase in demand deposits, NOW accounts and savings accounts	20,490	41,967	49,422
Net (decrease) increase in time deposits	(9,508)	(9,445)	7,481
Net (decrease) increase in short term borrowings	(16,953)	29,041	5,061
Long term debt advances	41,000	—	5,000
Long term debt payments	(19,735)	(10,097)	(8,813)
Dividends paid	(3,959)	(3,559)	(3,197)
Common stock issued under stock option plans	94	88	181
Common stock issued to dividend reinvestment plan	692	521	—
Purchase of treasury shares	(588)	(800)	(695)

Net cash provided by financing activities	11,533	47,716	54,440

Increase (decrease) in cash and cash equivalents	3,343	(2,590)	14,529
Cash and cash equivalents as of January 1	22,148	24,738	10,209

Cash and cash equivalents as of December 31	$25,491	$22,148	$24,738

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest on deposits and other borrowed funds	$24,347	$19,945	$12,358
Income taxes	$2,175	$2,340	$1,442

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

        Principles of Consolidation—The consolidated financial statements include the accounts of Franklin Financial Services Corporation (the Corporation) and its wholly-owned subsidiaries; Farmers and Merchants Trust Company of Chambersburg, Franklin Financial Properties Corp. and Franklin Future Fund Inc. Farmers and Merchants Trust Company of Chambersburg is a commercial bank (the Bank) that has one wholly-owned subsidiary, Franklin Realty Services Corporation. Franklin Realty Services Corporation is an inactive real-estate brokerage company. Franklin Financial Properties Corp. holds real estate assets that are leased by the Bank. Franklin Future Fund Inc. is a non-bank investment company that makes venture capital investments within the Corporation's primary market area. The activities of non-bank entities are not significant to the consolidated totals. All significant intercompany transactions have been eliminated in consolidation.

        Nature of Operations—The Corporation conducts substantially all of its business through its subsidiary bank, Farmers and Merchants Trust Company, which serves its customer base through twenty-four community offices located in Franklin, Cumberland, Fulton and Huntingdon Counties, Pennsylvania. These counties are considered to be the Corporation's primary market area. The Bank is a community-oriented commercial bank that emphasizes customer service and convenience. As part of its strategy, the Bank has sought to develop a variety of products and services that meet the needs of both its retail and commercial customers. The Corporation and the Bank are subject to the regulations of various federal and state agencies and undergo periodic examinations by these regulatory authorities.

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

        Significant Group Concentrations of Credit Risk—Most of the Corporation's activities are with customers located within its primary market area. Note 4 shows the types of securities in which the Corporation invests. Note 5 shows the types of lending in which the Corporation engages. The Corporation does not have any significant concentrations of any one industry or customer.

        Statement of Cash Flows—For purposes of reporting cash flows, cash and cash equivalents include Cash and due from banks, Interest-bearing deposits in other banks and Federal funds sold. Generally, Federal funds are purchased and sold for one-day periods.

        Investment Securities—Management classifies its securities at the time of purchase as available for sale or held to maturity. At December 31, 2007 and 2006, all securities were classified as available for sale, meaning that the Corporation intends to hold them for an indefinite period of time, but not necessarily to maturity. Available for sale securities are stated at estimated fair value, adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments of interest income through maturity. The related unrealized holding gains and losses are reported as other comprehensive income, net of tax, until realized. Declines in the fair value of held-to-maturity and available-for-sale securities to amounts below cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating the other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Realized securities gains and losses are computed using the specific identification method. Gains or losses on the disposition of investment securities are based on the net proceeds and the adjusted carrying amount of the specific security sold. Any decision to sell a security classified as available for sale would be based on various factors, including significant movement in interest rates, changes in maturity or mix of the Bank's assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors.

        Restricted Stock—Restricted stock, which is carried at cost, consists of stock of the Federal Home Loan Bank of Pittsburgh (FHLB) and Atlantic Central Bankers Bank. Federal law requires a member institution of the FHLB to hold FHLB stock according to a predetermined formula.

        Other Investment—The Corporation has an investment in American Home Bank, N.A. (AHB). The Corporation owns approximately 21% of the voting stock of this bank and accounts for this investment utilizing the equity method of accounting. At December 31, 2007 and 2006, the carrying amount of this investment was $4.1 million and $4.0 million, respectively. The Corporation recorded income of $49 thousand in 2007, a loss of $21 thousand in 2006 and a loss of $44 thousand in 2005. In 2005, additional losses were recorded from an investment in a mortgage banking company that has since ceased operation.

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

        Loan Servicing—Servicing assets are recognized as separate assets when rights are acquired through sale of financial assets. A portion of the cost of originating the loan is allocated to the servicing right based on relative fair value. Fair value is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, prepayment speeds and default rates and losses. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the periods of, the estimated future net servicing income of the underlying financial assets. Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. For the purpose of computing impairment, mortgage servicing rights are stratified based on risk characteristics of the underlying loans that are expected to have the most impact on projected prepayments including loan type, interest rate and term. Impairment is recognized through a valuation allowance to the extent that fair value is less than the capitalized amount. If the Corporation later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income. Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income. Loans serviced by the Bank for the benefit of others totaled $150.4 million, $143.2 million and $131.1 million at December 31, 2007, 2006 and 2005, respectively.

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

        Premises and Equipment—Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets or the lease term for lease hold improvements, whichever is shorter. When assets are retired or sold, the asset cost and related accumulated depreciation are eliminated from the respective accounts, and any resultant gain or loss is included in net income.

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

        Stock Based Compensation—In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123 (R), "Share-Based Payment." Statement No. 123(R) revised Statement No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. Statement No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost is measured on the grant-date fair value of the equity or liability instruments issued. Compensation cost is recognized over the period that an employee provides services in exchange for the award.

        The Corporation implemented Statement No. 123(R) in the first quarter of 2006 under the modified prospective method. Compensation expense was $105 thousand in 2007 and $127 thousand in 2006. The 2007 expense is related to options granted in February 2007 under the Corporation's Incentive Stock Option Plan of 2002 and was fully expensed in 2007. The 2006 expense is related to options granted in February 2006 under the Corporation's Incentive Stock Option Plan of 2002 and for options issued in July 2006 under the Corporation's Employee Stock Purchase Plan. The compensation expense for both awards was fully expensed in 2006. In 2007, the Corporation changed the terms of the grants awarded from its Employee Stock Purchase Plan, therefore, no expense was recorded for the 2007 options granted under this plan.

        Prior to the implementation of FASB Statement No. 123(R), stock options were accounted for under Accounting Principal Bulletin (APB) No. 25. Under APB 25, no compensation expense was recognized related to these options. Had compensation expense for the plans been recognized in accordance with Statement No. 123(R) in 2005, the Corporation's net income and per share amounts would have been reduced.

        The Corporation calculates the compensation cost of the options by using the Black-Scholes method to determine the fair value of the options granted. In calculating the fair value of the options, the Corporation makes assumptions regarding the risk-free rate of return, the expected volatility of the Corporation's common stock and the expected life of the option. These assumptions are made independently for the ESPP and the ISOP and if changed would impact the compensation cost of the options and the pro-forma impact to net income. The risk-free interest rate is the U.S. Treasury rate commensurate with the expected average life of the option at the date of grant. The Corporation uses the "simplified" method of estimating the term of the ISO awards. The pro forma effect on net income and earnings per share that would have occurred in 2005 if compensation expense had been recognized based on the estimated fair value of the options on the date of the grant is as follows:

		2005
		(Amounts in thousands, except per share data)
Net Income:	As reported	$6,112
	Compensation not expensed	(92)

	Proforma	$6,020

Basic earnings per share:	As reported	$1.82
	Proforma	1.79
Diluted earnings per share:	As reported	$1.81
	Proforma	1.79
Weighted average fair value of ESPP options granted		$5.79
Weighted average fair value of ISOP options granted		$10.42

        Pension—The provision for pension expense was actuarially determined using the projected unit credit actuarial cost method. The funding policy is to contribute an amount sufficient to meet the requirements of ERISA, subject to Internal Revenue Code contribution limitations.

        On December 31, 2006, the Corporation adopted SFAS 158 which requires the recognition of a plan's over-funded or under-funded status as an asset or liability with an offsetting adjustment to Accumulated Other Comprehensive Income (AOCI). SFAS 158 requires the determination of the fair value of a plan's assets at a company's year-end and recognition of actuarial gains and losses, prior service costs or credits, transition assets or obligations as a component of AOCI. These amounts were previously netted against the plan's funded status in the Corporation's consolidated Balance Sheet. These amounts will be subsequently recognized as components of net periodic benefit costs. Further, actuarial gains and losses that arise in subsequent periods that are not initially recognized as a component of net periodic benefit costs will be recognized as a component of AOCI. Those amounts will subsequently be recorded as component of net periodic benefit costs as they are amortized during future periods.

        Earnings per share—Earnings per share are computed based on the weighted average number of shares outstanding during each year. The Corporation's basic earnings per share are calculated as net income divided by the weighted average number of shares outstanding. For diluted earnings per share, net income is divided by the weighted average number of shares outstanding plus the incremental number of shares added as a result of converting common stock equivalents, calculated using the treasury stock method. The Corporation's common stock equivalents consist of stock options.

        A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

	2007	2006	2005
	(In thousands, except per share data)
Weighted average shares outstanding (basic)	3,844	3,596	3,366
Impact of common stock equivalents	7	7	7

Weighted average shares outstanding (diluted)	3,851	3,603	3,373

Anti-dilutive oprions excluded from calculation	37	24	28
Net Income	$9,256	$7,570	$6,112
Basic Earnings Per Share	$2.41	$2.11	$1.82
Diluted Earnings Per Share	$2.40	$2.10	$1.81

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

        Comprehensive Income—Comprehensive income is reflected in the Consolidated Statements of Changes in Shareholders' Equity and includes net income and unrealized gains or losses, net of tax, on investment securities, derivatives and the change in plan assets and benefit obligations on the Bank's pension plan, net of tax.

  Recent Accounting Pronouncements:

  SFAS No. 141 (R) "Business Combinations"

        FASB Statement No. 141 (R) "Business Combinations" was issued in December of 2007. This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company's fiscal year beginning after December 15, 2008. This new pronouncement will impact the Company's accounting for business combinations completed beginning January 1, 2009.

  SFAS No. 160 "Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51"

        FASB Statement No. 160 "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51" was issued in December of 2007. This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of a company's fiscal year beginning after December 15, 2008. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

  Staff Accounting Bulleting No. 110

        Staff Accounting Bulletin No. 110 (SAB 110) amends and replaces Question 6 of Section D.2 of Topic 14, "Share-Based Payment, " of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the "simplified" method in developing an estimate of expected term of "plain vanilla" share options and allows usage of the "simplified" method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the "simplified" method for estimating the expected term of "plain vanilla" share option grants after December 31, 2007. SAB 110 is effective January 1, 2008. The Corporation uses the "simplified" method as permitted under SAB 110. See Note 16 for additional information on stock options.

  EITF Issue No. 06-04 "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements"

        In September 2006, the FASB's Emerging Issues Task Force (EITF) issued EITF Issue No. 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements" ("EITF 06-4"). EITF 06-4 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The consensus highlights that the employer (who is also the policyholder) has a liability for the benefit it is providing to its employee. As such, if the policyholder has agreed to maintain the insurance policy in force for the employee's benefit during his or her retirement, then the liability recognized during the employee's active service period should be based on the future cost of insurance to be incurred during the employee's retirement. Alternatively, if the policyholder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS No. 106 or Accounting Principles Board (APB) Opinion No. 12, as appropriate. For transition, an entity can choose to apply the guidance using either of the following approaches: (a) a change in accounting principle through retrospective application to all periods presented or (b) a change in accounting principle through a cumulative-effect adjustment to the balance in retained earnings at the beginning of the year of adoption. The disclosures are required in fiscal years beginning after December 15, 2007, with early adoption permitted. On January 1, 2008, the Corporation recorded a cumulative-effect adjustment (charge) to retained earnings of $422 thousand for the adoption of EITF 06-4. The 2008 cost associated with the adoption of EITF 06-4 is expected to be approximately $27 thousand.

  SFAS No. 157 "Fair Value Measurement"

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

  SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement 115"

        In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement 115." SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for the Corporation January 1, 2008. The adoption of SFAS No. 159 is not expected to have a material effect on the Corporation's financial statements.

  FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109"

        In July 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes, which clarified the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. We adopted FIN 48 effective on January 1, 2007 and this adoption did not impact our consolidated financial statements.

        In May 2007, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") FIN 48-1 "Definition of Settlement in FASB Interpretation No. 48" (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. The implementation of this standard did not have a material impact on our consolidated financial position or results of operations.

Note 2. Regulatory Matters

        The Bank is limited as to the amount it may lend to the Corporation, unless such loans are collateralized by specific obligations. State regulations also limit the amount of dividends the Bank can pay to the Corporation and are generally limited to the Bank's accumulated net earnings. At December 31, 2007, the amount available for dividends was $41.4 million. In addition, dividends paid by the Bank to the Corporation would be prohibited if the effect thereof would cause the Bank's capital to be reduced below applicable minimum capital requirements. The Corporation and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Although not adopted in regulation form, the Pennsylvania Department of Banking utilizes capital standards requiring a minimum leverage capital ratio of 6% and a risk-based capital ratio of 10%, defined substantially the same as those by the FDIC. Management believes, as of December 31, 2007 and 2006, that the Corporation and the Bank met all capital adequacy requirements to which it is subject.

        As of December 31, 2007 the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

        The table that follows presents the total risk-based, Tier 1 risk-based and Tier 1 leverage requirements for the Corporation and the Bank as defined by the FDIC. Actual capital amounts and ratios are also presented.

	As of December 31, 2007
	Actual		Minimum to be Adequately Capitalized		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Risk-based Capital Ratio
Corporation	$73,758	12.28%	$48,065	8.00%	N/A	N/A
Bank	62,823	10.63%	47,266	8.00%	$59,082	10.00%
Tier 1 Risk-based Capital Ratio
Corporation	$66,397	11.05%	$24,032	4.00%	N/A	N/A
Bank	55,462	9.39%	23,633	4.00%	$35,449	6.00%
Tier 1 Leverage Ratio
Corporation	$66,397	8.18%	$32,466	4.00%	N/A	N/A
Bank	55,462	6.91%	32,113	4.00%	$40,142	5.00%

	As of December 31, 2006
	Actual		Minimum to be Adequately Capitalized		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Risk-based Capital Ratio
Corporation	$66,376	11.91%	$44,598	8.00%	N/A	N/A
Bank	55,177	10.09%	43,758	8.00%	$54,698	10.00%
Tier 1 Risk-based Capital Ratio
Corporation	$59,043	10.59%	$22,299	4.00%	N/A	N/A
Bank	48,232	8.82%	21,879	4.00%	$32,819	6.00%
Tier 1 Leverage Ratio
Corporation	$59,043	7.60%	$31,091	4.00%	N/A	N/A
Bank	48,232	6.29%	30,690	4.00%	$38,362	5.00%

Note 3. Restricted Cash Balances

        The Corporation's subsidiary bank is required to maintain reserves against its deposit liabilities in the form of vault cash and/or balances with the Federal Reserve Bank. Deposit reserves that are required to be held by the Bank were approximately $522 thousand and $149 thousand at December 31, 2007 and December 31, 2006, respectively and were satisfied by the Bank's vault cash. In addition, as compensation for check clearing and other services, a compensatory balance maintained at the Federal Reserve Bank at December 31, 2007 and 2006, was approximately $900 thousand.

Note 4. Investment Securities

        The amortized cost and estimated fair value of investment securities available for sale as of December 31, 2007 and 2006 is as follows:

2007	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(Amounts in thousands)
Equity securities	$3,792	$247	$(617)	$3,422
U.S. Treasury securities and obligations of U.S. Government agencies	45,099	674	(41)	45,732
Obligations of state and political subdivisions	50,254	1,036	(50)	51,240
Corporate debt securities	15,296	44	(497)	14,843
Mortgage-backed securities	49,322	518	(164)	49,676
Asset-backed securities	83	—	(6)	77

	$163,846	$2,519	$(1,375)	$164,990

2006	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Equity securities	$4,411	$1,134	$(30)	$5,515
U.S. Treasury securities and obligations of U.S. Government agencies	74,267	374	(244)	74,397
Obligations of state and political subdivisions	51,138	1,224	(69)	52,293
Corporate debt securities	9,864	394	(40)	10,218
Mortgage-backed securities	45,339	93	(427)	45,005
Asset-backed securities	1,919	5	(7)	1,917

	$186,938	$3,224	$(817)	$189,345

        At December 31, 2007 and 2006, the book value of investment securities pledged to secure public funds, trust balances, repurchase agreements and other deposit obligations totaled $119.4 million and $125.0 million, respectively.

        The amortized cost and estimated fair value of debt securities at December 31, 2007, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized cost	Estimated fair value
	(Amounts in thousands)
Due in one year or less	$16,585	$16,606
Due after one year through five years	15,890	15,772
Due after five years through ten years	38,837	40,074
Due after ten years	39,420	39,440

	$110,732	$111,892
Mortgage-backed securities	49,322	49,676

	$160,054	$161,568

        The composition of the net realized securities gains for the years ended December 31, 2007, 2006 and 2005 is as follows:

	2007	2006	2005
	(Amounts in thousands)
Gross gains realized	$347	$211	$311
Gross losses realized	(63)	(46)	(87)

Net gains realized	$284	$165	$224

Tax provision applicable to net securities gains	$97	$56	$76

        At December 31, 2007, the Corporation held seventy-seven investment securities where the current fair value was less than the related amortized cost. The majority of the unrealized loss in the debt security portfolio has existed for less than one year. Generally, these securities are investment grade debt securities. For these securities, Management applies a systematic methodology in order to perform an assessment of the potential for "other-than-temporary" impairment. In the case of debt securities, investments considered for "other-than-temporary" impairment: (1) had a specified maturity or repricing date; (2) were generally expected to be redeemed at par, and (3) were expected to achieve a recovery in market value within a reasonable period of time. Consequently, the impairments identified on debt securities and subjected to the assessment at December 31, 2007 were deemed to be temporary and required no further adjustment to the financial statements. Management believes that the unrealized losses on debt securities

(other than corporate debt) were entirely attributable to changes in interest rates in periods subsequent to the acquisition of the securities, and did not reflect any deterioration of the credit worthiness of the issuing entities. The corporate debt securities are primarily from financial services related companies that maintain an investment grade rating. Management believes that these investments have been affected by the overall decline in the financial services sector and that these securities can be held until maturity when payment in full is expected.

        The Corporation's equity securities with unrealized losses are comprised of twenty-five common stocks in the banking industry. Sixty-five percent of the total unrealized loss is in seven stocks. Equity securities are assessed for "other-than-temporary" impairment based on the length of time of impairment, dollar amount of the impairment and general market conditions relating to specific issues. Most of the unrealized loss on equity securities was generated in the fourth quarter of 2007 as all bank equities were lumped together as part of the sub-prime mortgage problem. Based on Management's review, one equity write-down of $72 thousand was taken at year-end and another write-down of $32 thousand was taken earlier in 2007. Management is closely monitoring the value of its equity portfolio and has seen a slight increase in the value subsequent to year-end. However, it is possible that additional write-downs may be required in the first quarter of 2008.

        The following tables reflects temporary impairment in the investment portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the years ended December 31, 2007 and 2006.

	December 31, 2007
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amounts in thousands)
Equity Securities	$2,104	$(617)	$—	$—	$2,104	$(617)
U.S. Treasury securities and obligations of U.S. Government agencies	12,206	(38)	139	(3)	12,345	(41)
Obligations of State and Political Subdivisions	3,700	(21)	2,487	(29)	6,187	(50)
Corporate debt securities	9,094	(497)	—	—	9,094	(497)
Mortgage-backed securities	3,750	(12)	10,946	(152)	14,696	(164)
Asset-backed securities	16	(1)	62	(5)	78	(6)

Total temporarily impaired securities	$30,870	$(1,186)	$13,634	$(189)	$44,504	$(1,375)

	December 31, 2006
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amounts in thousands)
Equity Securities	$269	$(15)	$185	$(15)	$454	$(30)
U.S. Treasury securities and obligations of U.S. Government agencies	13,135	(22)	43,058	(222)	56,193	(244)
Obligations of State and Political Subdivisions	7,517	(64)	684	(5)	8,201	(69)
Corporate debt securities	—	—	1,016	(40)	1,016	(40)
Mortgage-backed securities	15,512	(52)	12,551	(375)	28,063	(427)
Asset-backed securities	—	—	290	(7)	290	(7)

Total temporarily impaired securities	$36,433	$(153)	$57,784	$(664)	$94,217	$(817)

Note 5. Loans

        A summary of loans outstanding at the end of the reporting periods is as follows:

	December 31
	2007	2006
	(Amounts in thousands)
Real estate (primarily first mortgage residential loans)	$86,480	$113,846
Real estate—residential construction	2,713	523
Commercial, industrial and agricultural	352,750	305,435
Consumer (including home equity loans and lines of credit)	129,674	108,730

	571,617	528,534
Less: Allowance for loan losses	(7,361)	(6,850)

Net Loans	$564,256	$521,684

Included in the loan balances are the following:
Net unamortized deferred loan costs	$657	$477
Unamortized (discount) premium on purchased loans	$(378)	$(375)

        Loans to directors and executive officers and related interests and affiliated enterprises

	2007	2006
	(Amounts in thousands)
Balance at beginning of year	$13,325	$2,559
New loans made	5,376	14,842
Repayments	(9,581)	(4,076)

Balance at end of year	$9,120	$13,325

        Such loans are made in the ordinary course of business at the Bank's normal credit terms and do not present more than a normal risk of collection. New loans made in 2006 include $4.2 million of previously outstanding loans to former Directors of Fulton Bancshares Corporation that joined the Board of the Corporation in 2007.

        Loans recorded from the acquisition were reviewed within the guidance provided by Statement of Position (SOP) 03-3 "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." The review determined that the provisions of SOP 03-3 were not material with respect to the acquired loans.

Note 6. Allowance for Loan Losses

	Years ended December 31
	2007	2006	2005
	(Amounts in thousands)
Balance at beginning of year	$6,850	$5,402	$4,886
Charge-offs	(818)	(384)	(285)
Recoveries	339	200	375

Net recoveries (charge-offs)	(479)	(184)	90
Addition of Fulton allowance	—	1,392	—
Provision for loan losses	990	240	426

Balance at end of year	$7,361	$6,850	$5,402

Restructured loans	$—	$—	$—
Nonaccrual loans	4,249	1,179	206
Loans past due 90 days or more and still accruing	1,508	1,148	583

        The gross interest that would have been recorded if nonaccrual loans had been current in accordance with their original terms and the amount actually recorded in income were as follows:

	2007	2006	2005
	(Amounts in thousands)
Gross interest due under terms	$294	$132	$25
Amount included in income	(197)	(95)	(14)

Interest income not recognized	$97	$37	$11

Interest income recognized on impaired loans, primarily on a cash basis	$387	$437	$354

	2007	2006	2005
	(Amounts in thousands)
Recorded investment in loans that were considered to be impaired, as defined by Statement No. 114	$4,470	$4,555	$4,662
Impaired loans that have an allowance for credit losses established	3,861	1,153	613
Allowance for credit losses established on impaired loans	554	296	289
Average recorded investment in impaired loans	6,033	5,277	5,973

Note 7. Premises and Equipment

        Premises and equipment consist of:

		December 31
	Estimated Life	2007	2006
		(Dollars in thousands)
Land		$2,488	$2,478
Buildings and leasehold improvements	15–30 years, or lease term	17,917	16,535
Furniture, fixtures and equipment	3–10 years	11,784	12,396

Total cost		32,189	31,409
Less: Accumulated depreciation		(18,327)	(18,308)

Net premises and equipment		$13,862	$13,101

        Depreciation expense for the years ended December 31, 2007, 2006 and 2005 was $1.3 million, $1.1 million and $935 thousand, respectively.

        The Corporation leases various premises and equipment for use in banking operations. Future minimum payments on these leases are as follows:

(Amounts in thousands)
2008	$307
2009	292
2010	293
2011	250
2012	208
2013 and beyond	3,625

$4,975

        Some of these leases provide renewal options of varying terms. The rental cost of these renewals is not included above. Total rent expense on these leases was $332 thousand, $302 thousand and $270 thousand for 2007, 2006 and 2005, respectively.

Note 8. Goodwill and Intangible Assets

        The following table summarizes the changes in goodwill:

	December 31
	2007	2006
	(amounts in thousands)
Beginning balance	$9,113	$—
Goodwill acquired	—	9,113
Adjustment to Goodwill	(593)	—

Ending balance	$8,520	$9,113

        The adjustment to Goodwill in 2007 was related to a deferred tax position.

        See Note 23 for information regarding goodwill acquired in 2006.

        The following table summarizes the intangible assets at December 31:

	Core Deposit		Customer List
	2007	2006	2007	2006
Gross carrying amount	$3,252	$3,252	$—	$1,870
Accumulated amortization	(542)	(181)	—	(1,870)

Net carrying amount	$2,710	$3,071	$—	$—

        Amortization expense related to intangible assets totaled $361 thousand, $335 thousand and $259 thousand in 2007, 2006 and 2005, respectively.

        Core deposit intangibles are amortized over the estimated life of the acquired core deposits. At December 31, 2007 the remaining life was 7.5 years. See Note 23 for information regarding core deposit intangibles acquired in 2006.

        The following table shows the expected amortization expense for intangible assets over the next five years:

(amounts in thousands)
2008	$361
2009	361
2010	361
2011	361
2012	361

Note 9. Mortgage Servicing Rights

        Activity pertaining to mortgage servicing rights and the related valuation allowance follows:

	For the Years Ended December 31
	2007	2006	2005
	(Amounts in thousands)
Cost of mortgage servicing rights:
Beginning balance	$1,799	$1,767	$1,672
Originations	270	277	337
Amortization	(291)	(245)	(242)

Ending balance	$1,778	$1,799	$1,767

Valuation allowance:
Beginning balance	$(286)	$(198)	$(358)
Valuation charges	(93)	(171)	(145)
Valuation reversals	191	83	305

Ending balance	$(188)	$(286)	$(198)

Mortgage servicing rights cost	$1,778	$1,799	$1,767
Valuation allowance	(188)	(286)	(198)

Carrying value	$1,590	$1,513	$1,569

Fair value	$1,590	$1,513	$1,569
Fair value assumptions:
Weighted average discount rate	9.50%	10.00%	9.00%
Weighted average prepayment speed	12.50%	13.02%	10.04%

        The value of mortgage servicing rights is greatly affected by changes in mortgage interest rates and the resulting changes in prepayment speeds. The following chart shows the changes in fair value under different rate scenarios:

	2007	2006	2005
Changes in fair value:
Rates + 1%	$257	$246	$121
Rates (1)%	$(554)	$(600)	$(550)

Note 10. Deposits

        Deposits are summarized as follows:

	December 31
	2007	2006
	(Amounts in thousands)
Demand, noninterest-bearing	$84,920	$87,688
Interest-bearing checking	78,400	78,642
Savings:
Money market accounts	234,503	205,861
Passbook and statement savings	48,340	53,482

Total Savings and interest checking	361,243	337,985

Time:
Deposits of $100,000 and over	36,353	35,273
Other time deposits	123,761	134,349

	160,114	169,622

Total deposits	$606,277	$595,295

Overdrawn deposit accounts reclassfied as loan balances	$294	$128

        At December 31, 2007 the scheduled maturities of time deposits are as follows:

2008	$122,689
2009	16,364
2010	10,365
2011	10,678
2012	18
2013 and beyond	—

$160,114

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

	December 31
	2007		2006
	Sweep Repurchase	FHLB Open Repo	Sweep Repurchase	FHLB Open Repo
	(Dollars in thousands)
Ending balance	$68,157	$—	$78,410	$6,700
Weighted average rate at year end	3.92%	0.00%	5.03%	5.40%
Range of interest rates paid at year end	3.11%–4.11%	0.00%	4.25%–5.15%	5.40%
Maximum month-end balance during the year	$93,799	$14,750	$79,999	$6,700
Average balance during the year	$81,077	$2,386	$69,231	$1,075
Weighted average interest rate during the year	4.83%	5.08%	4.77%	4.61%

        The securities that serve as collateral for securities sold under agreements to repurchase consist primarily of U.S. Government and U.S. Agency securities with a fair value of $79.6 million and $86.8 million, respectively, at December 31, 2007 and 2006.

        A summary of long term debt at the end of the reporting period follows:

	December 31
	2007	2006
	(Amounts in thousands)
Loans from the Federal Home Loan Bank	$59,714	$38,449

        The loans from the FHLB are comprised of term loans payable at maturity and amortizing advances. These loans have fixed interest rates ranging from 3.92% to 6.18% (weighted average rate of 4.51%) and final maturities ranging from January 2008 to October 2026. All borrowings from the FHLB are collateralized by FHLB stock, mortgage-backed securities and first mortgage loans. The scheduled maturities of the FHLB borrowings at December 31, 2007 are as follows:

(Amounts in thousands)
2008	$9,664
2009	959
2010	20,000
2011	6,284
2012	21,409
2013 and beyond	1,398

$59,714

        The Corporation's maximum borrowing capacity with the FHLB at December 31, 2007, was $267.2 million. The total amount available to borrow at year-end was approximately $207 million.

Note 12. Federal Income Taxes

        The temporary differences which give rise to significant portions of deferred tax assets and liabilities are as follows:

	December 31
	2007	2006
	(amounts in thousands)
Deferred Tax Assets
Allowance for loan losses	$2,659	$2,486
Deferred compensation	1,372	1,311
Pension	—	471
Capital loss carryover	346	460
Loan purchase accounting	212	325
Deferred loan fees and costs, net	160	160
Other than temporary impairment of investments	35	—
Intangibles	158	200
Other	119	384

	5,061	5,797

Valuation allowance	(318)	(432)

Total gross deferred tax assets	4,743	5,365

Deferred Tax Liabilities
Core deposit intangibles	921	1,044
Time deposit purchase accounting	72	181
Depreciation	58	109
Joint ventures and partnerships	83	64
Pension	123	—
Mortgage servicing rights	540	514
Accumulated other comprehensive income	342	122

Total gross deferred tax liabilities	2,139	2,034

Net deferred tax asset	$2,604	$3,331

        The components of the provision for Federal income taxes attributable to income from operations were as follows:

	Years ended December 31
	2007	2006	2005
	(Amounts in thousands)
Current tax expense	$2,815	$1,959	$1,328
Deferred tax expense	(56)	138	(391)

Income tax provision	$2,759	$2,097	$937

        For the years ended December 31, 2007, 2006, and 2005, the income tax provisions are different from the tax expense which would be computed by applying the Federal statutory rate to pretax operating earnings. A reconciliation between the tax provision at the statutory rate and the tax provision at the effective tax rate is as follows:

	Years ended December 31
	2007	2006	2005
	(Amounts in thousands)
Tax provision at statutory rate	$4,085	$3,287	$2,397
Income on tax-exempt loans and securities	(1,142)	(1,047)	(930)
Nondeductible interest expense relating to carrying tax-exempt obligations	141	127	82
Dividends received exclusion	(49)	(34)	(37)
Income from bank owned life insurance	(218)	(181)	(163)
Life insurance proceeds	—	(20)	—
Stock option compensation	36	43	—
Other, net	(54)	11	(323)
Tax credit	(40)	(89)	(89)

Income tax provision	$2,759	$2,097	$937

Effective income tax rate	23.0%	21.7%	13.3%

        As a result of the acquisition of Fulton Bancshares Corporation, Franklin Financial Services Corporation has recorded a capital loss carryover. At December 31, 2007, the Corporation had a capital loss carryover of approximately $1.3 million. This loss carryover can only be offset with capital gains for federal income tax purposes. The tax benefit of this carryover is approximately $346 thousand. The tax benefit of the carryover is comprised of approximately $346 thousand that expires December 31, 2009. The Corporation has recorded a valuation allowance of approximately $318 thousand against the capital loss carryover.

        The Corporation adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109, effective January 1, 2007. FIN No. 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. FIN No. 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. Adoption of FIN No. 48 did not have a significant impact on the Corporation's financial statements.

Note 13. Comprehensive Income

        Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on available-for-sale securities, derivatives and the change in plan assets and benefit obligations on the Bank's pension plan, net of tax, that are recognized as separate components of shareholders' equity.

        The components of other comprehensive income and related tax effects are as follows:

	For the Years Ended December 31
	2007	2006	2005
Net Income	$9,256	$7,570	$6,112
Securities:
Unrealized (losses) gains arising during the period	(979)	1,223	(2,320)
Reclassification adjustment for (gains) included in net income	(284)	(165)	(224)

Net unrealized (losses) gains	(1,263)	1,058	(2,544)
Tax effect	429	(360)	866

Net of tax amount	(834)	698	(1,678)

Derivatives:
Unrealized (losses) gains arising during the period	(53)	61	185
Reclassification adjustment for losses included in net income	41	38	273

Net unrealized (losses) gains	(12)	99	458
Tax effect	4	(34)	(154)

Net of tax amount	(8)	65	304

Pension:
Change in plan assets and benefit obligations	1,924	—	—
Reclassification adjustment for losses included in net income	—	—	—

Net unrealized gains	1,924	—	—
Tax effect	(654)	—	—

Net of tax amount	1,270	—	—

Total other comprehensive income (loss)	428	763	(1,374)

Total Comprehensive Income	$9,684	$8,333	$4,738

        The components of accumulated other comprehensive income included in shareholders' equity are as follows:

	December 31
	2007	2006	2005
Net unrealized gains on securities	$1,144	$2,407	$1,349
Tax effect	(389)	(819)	(458)

Net of tax amount	755	1,588	891
Net unrealized losses on derivatives	(50)	(37)	(137)
Tax effect	17	13	47

Net of tax amount	(33)	(24)	(90)
Accumulated pension adjustment	(87)	(2,012)	—
Tax effect	29	684	—

Net of tax amount	(58)	(1,328)	—
Total accumulated other comprehensive income	$664	$236	$801

Note 14. Financial Derivatives

        As part of managing interest rate risk, the Bank has entered into interest rate swap agreements as vehicles to partially hedge cash flows associated with interest expense on variable rate deposit accounts. Under the swap agreements, the Bank receives a variable rate and pays a fixed rate. Such agreements are generally entered into with counterparties that meet established credit standards and most contain collateral provisions protecting the at-risk party. The Bank considers the credit risk inherent in these contracts to be negligible. Interest rate swap agreements derive their value from underlying interest rates. These transactions involve both credit and market risk. The notional amounts are amounts on which calculations, payments, and the value of the derivative are based. The notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any. Such difference, which represents the fair value of the swap, is reflected on the Corporation's balance sheet.

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

        Information regarding the interest rate swap as of December 31, 2007 follows:

		Interest Rate			Amount Expected to be Expensed into Earnings within next 12 Months
Notional Amount	Maturity Date			Fair Value
		Fixed	Variable
(Dollars in thousands)
$5,000	7/11/08	5.36%	3.36%	$(50)	$53

        Derivatives with a positive fair value are reflected as other assets in the balance sheet while those with a negative fair value are reflected as other liabilities. The swaps added $41 thousand to interest expense in 2007 compared to $38 thousand in 2006 and $273 thousand in 2005. As short-term interest rates decrease, the net expense of the swap increases. The 2008 swap interest expense is expected to be higher than in 2007 because of lower short-term interest rates in 2008.

Note 15. Benefit Plans

        The Bank has a noncontributory pension plan covering substantially all employees of F&M Trust who meet certain age and service requirements. Benefits are based on years of service and the employee's compensation during the highest five consecutive years out of the last ten years of employment. The Plan was amended in December 2004 for the purpose of adopting a career-average benefit formula that is applicable to employees who are hired on or after July 1, 2004. The pension plan was closed to new participants on April 1, 2007 and effective January 1, 2008 the pension plan will be changed to a career average formula for all participants. The Bank's funding policy is to contribute annually the amount required to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974. Contributions are intended to provide not only for the benefits attributed to service to date but also for those expected to be earned in the future. The 2007 measurement date of the Plan was September 30, but this date will change to December 31 next year.

        The Bank also has a 401(k) plan covering substantially all employees of F&M Trust who have completed one year and 1,000 hours of service. In 2007, employee contributions to the plan were matched at 100% up to 3% of each employee's deferrals plus 50% of the next 2% of deferrals from participants' eligible compensation. In addition, a 100% discretionary profit sharing contribution of up to 2% of each employee's eligible compensation was possible provided net income targets were achieved. The Personnel Committee of the Corporation's Board of Directors approves the established net income targets annually. Under this plan, the maximum amount of employee contributions in any given year is defined by Internal Revenue Service regulations. The related expense for the 401(k) plan and the profit sharing plan, as approved by the Board of Directors, was approximately $432 thousand in 2007, $352 thousand in 2006 and $228 thousand in 2005.

        In conjunction with the change to a career average formula for all participants, the Bank implemented several new benefit plans in an attempt to minimize the effect of the change to a career average plan on long-term employees that may have benefited more under the old pension plan. Effective January 1, 2008 the following changes will be made to the Bank's employee benefit plans: (1) the match contribution in the 401(k) plan will be increased to 100% of the first 4% of deferrals plus a 50% match on the next 2% of deferrals; (2) an additional annual contribution over 10 years to the 401(k) plan for pension participants that were deemed to have a significant expected shortfall as a result of the change to a career average formula; and (3) contributions to a non-qualified deferred compensation plan for current or potential highly-compensated employees that were deemed to have a significant expected shortfall as a result of the change to a career average formula. The annual contribution to the non-qualified plan ranges from 1% to 9% of the covered employee's salary depending on such factors as the employee's length of service and time to retirement. The contributions made to the non-qualified plan is in lieu of the additional contribution made to the 401(k) plan identified as change number 2 above. These changes are expected to significantly reduce the expense of the defined noncontributory pension beginning in 2008. However, the new benefit options are expected to cost approximately $125 thousand in 2008. The cumulative effect of all the changes is expected to save the Bank approximately $3 million over the next 10 years.

        On January 1, 2008, the Corporation recorded a cumulative-effect adjustment (charge) to retained earnings of $422 thousand for the adoption of EITF 06-4. The 2008 cost associated with the adoption of EITF 06-4 is expected to be approximately $27 thousand. The adoption of EITF 06-4 and the corresponding transactions relate to a deferred compensation benefit (life insurance) provided to selected employees via the life insurance policies owned by the Bank.

        Pension Plan asset classes include cash, fixed income securities and equities. The fixed income portion is comprised of Government Bonds, Corporate Bonds and Taxable Municipal Bonds; the equity portion is comprised of financial institution equities and individual corporate equities across a broad range of sectors. Investments are made on the basis of sound economic principles and in accordance with established guidelines. Target allocations of fund assets measured at fair value are as follows: fixed income, a range of 25% to 45%; equities, a range of 55% to 75% and cash as needed. At December 31, 2007, fixed income investments accounted for 19% of total Plan assets, equities accounted for 74% and cash accounted for 7%.

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

        On December 31, 2006, the Corporation adopted SFAS 158 which requires the recognition of a plan's over-funded or under-funded status as an asset or liability with an offsetting adjustment to Accumulated Other Comprehensive Income (AOCI). SFAS 158 requires the determination of the fair value of a plan's assets at a company's year-end and recognition of actuarial gains and losses, prior service costs or credits, transition assets or obligations as a component of AOCI. These amounts were previously netted against the plan's funded status in the Corporation's Consolidated Balance Sheet. These amounts will be subsequently recognized as components of net periodic benefit costs. Further, actuarial gains and losses that arise in subsequent periods that are not initially recognized as a component of net periodic benefit costs will be recognized as a component of AOCI. Those amounts will subsequently be recorded as components of net periodic benefit costs as they are amortized during future periods.

        The incremental effects of adopting the provisions of SFAS 158 on the Corporation's Consolidated Balance Sheet at December 31, 2006 are presented in the following table. The adoption of SFAS 158 had no effect on the Corporations' Consolidated Statement of Income for the year ended December 31, 2006 or for any year presented.

	Before Application of SFAS 158	Adjustments	After Application of SFAS 158
	(Amounts in thousands)
Other Assets	$13,521	$58	$13,579
Total assets	799,275	58	799,333
Accrued expense and other liabilities	7,479	1,386	8,865
Total liabilities	726,333	1,386	727,719
Accumulated other comprehensive income	1,564	(1,328)	236
Total shareholders' equity	72,942	(1,328)	71,614
Total liabilities and shareholders' equity	799,275	58	799,333

        The following table sets forth the plan's funded status at December 31, 2007, based on the September 30, 2007 actuarial valuation together with comparative 2006 and 2005 amounts:

	For the Years Ended December 31
	2007	2006	2005
	(Amounts in thousands)
Change in projected benefit obligation
Benefit obligation at beginning of measurement year	$12,974	$12,605	$11,921
Service cost	366	367	428
Interest cost	725	690	700
Amendments	(1,170)	11	87
Actuarial (gain) loss	(652)	(134)	(32)
Benefits paid	(617)	(565)	(499)

Benefit obligation at end of measurement year	11,626	12,974	12,605

Change in plan assets
Fair value of plan assets at beginning of measurement year	11,588	11,219	10,979
Actual return on plan assets net of expenses	928	934	739
Employer contribution	—	—	—
Benefits paid	(617)	(565)	(499)

Fair value of plan assets at end of measurement year	11,899	11,588	11,219

Funded status of projected benefit obligation at end of measurement year	$273	$(1,386)	$(1,386)

	For the years ended December 31
	2007	2006	2005
Amounts recognized in accumulated other comprehensive income, net of tax
Net actuarial gain	$(1,218)	$(1,937)	$—
Prior service (asset) cost obligation	1,131	(75)	—

	(87)	(2,012)	—
Tax effect	29	684	—

Net amount recognized	$(58)	$(1,328)	$—

	For the years ended December 31
	2007	2006	2005
Components of net periodic pension cost
Service cost	$366	$367	$428
Interest cost	725	690	700
Expected return on plan assets	(920)	(880)	(871)
Amortization of prior service cost	36	20	25
Amendments	—	—	130
Recognized net actuarial loss	58	68	61

Net periodic pension cost	$265	$265	$473

	For the years ended December 31
	2007	2006	2005
Assumptions used to determine benefit obligations as of measurement date:
Discount rate	6.00%	5.60%	5.60%
Rate of compensation increase	4.50%	5.00%	5.00%

	2007	2006	2005
Assumptions used to determine net periodic benefit cost:
Discount rate	5.60%	5.60%	6.00%
Expected long-term return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	5.00%	5.00%	5.00%
Asset allocations as of measurement date:
Equity securities	74%	77%	73%
Debt securities	19%	21%	20%
Other	7%	2%	7%

Total	100%	100%	100%

        Equity securities include shares of the Corporation's common stock in the amounts of $71 thousand (0.7% of total plan assets) and $78 thousand (0.7% of total plan assets) at December 31, 2007, and December 31, 2006, respectively

	For the years ended December 31
	2007	2006	2005
Reconciliation of Funded Status
Funded Status	$273	$(1,386)	$(1,386)
Unrecognized net actuarial loss	1,218	1,937	2,194
Unrecognized prior service cost	(1,131)	75	83

Net Asset recognized	$ 360	$626	$891

Accumulated Benefit Obligation	$11,240	$11,360	$10,814

Contributions
The Bank expects to contribute $0 to its pension plan in 2008.
Estimated future benefit payments (in thousands)	2008	$648
	2009	660
	2010	674
	2011	696
	2012	733
	2013–2017	4,417

		$7,828

Note 16. Stock Purchase Plan

        In 2004, the Corporation adopted the Employee Stock Purchase Plan of 2004 (ESPP), replacing the ESPP of 1994 that expired in 2004. Under the ESPP of 2004, options for 250,000 shares of stock can be issued to eligible employees. The number of shares that can be purchased by each participant is defined by the plan and the Board of Directors sets the option price. However, the option price cannot be less than 90% of the fair market value of a share of the Corporation's common stock on the date the option is granted. The Board of Directors also determines the expiration date of the options; however, no option may have a term that exceeds 1 year from the grant date. ESPP options are exercisable immediately upon grant. Any shares related to unexercised options are available for future grant. As of December 31, 2007 there are 217,399 shares available for future grants. The Board of Directors may amend, suspend or terminate the ESPP at any time.

        The grant price of the 2007 ESPP options was set at 95% of the stock's fair value at the time of the award. Therefore, no compensation expense was recognized in 2007 for the ESPP.

        In 2002, the Corporation adopted the Incentive Stock Option Plan of 2002 (ISOP). Under the ISOP, options for 250,000 shares of stock can be issued to selected Officers, as defined in the plan. The number of options available to be awarded to each eligible Officer is determined by the Board of Directors, but is limited with respect to the aggregate fair value of the options as defined in the plan. The exercise price of the option shall be equal to the fair value of a share of the Corporation's common stock on the date the option is granted. The options have a life of 10 years and may be exercised only after the optionee has completed 6 months of continuous employment with the Corporation or its Subsidiary immediately following the grant date, or upon a change of control as defined in the plan. As of December 31, 2007 there are 175,815 shares available for future grants. The ISOP has a 10-year plan life with respect to the granting of new awards. However, awards granted prior to expiration of the plan will continue to be exercisable in accordance with the plan. The risk-free interest rate is the U.S. Treasury rate commensurate with the expected average life of the option at the date of grant. The Corporation uses the "simplified" method for estimating the expected term of the ISO award.

        The ESPP and ISOP options outstanding at December 31, 2007 are all exercisable. The ESPP options expire on June 30, 2008 and the ISOP options expire 10 years from the grant date. The following table summarizes the stock option activity:

(Amounts in thousands, except per share data)	ESPP Options	Weighted Average Price Per Share	Aggregate Intrinsic Value
	(Dollars in thousands, except per share data)
Balance Outstanding at December 31, 2004	21,599	$23.00
Granted	24,837	22.65
Exercised	(2,079)	23.17
Expired	(20,106)	23.43

Balance Outstanding at December 31, 2005	24,251	22.65
Granted	26,297	23.11
Exercised	(2,779)	22.83
Expired	(24,332)	22.68

Balance Outstanding at December 31, 2006	23,437	23.11
Granted	25,607	25.92
Exercised	(2,896)	23.31
Expired	(21,864)	23.25

Balance Outstanding at December 31, 2007	24,284	$25.92	$—

	ISOP Options	Weighted Average Price Per Share
	(Dollars in thousands, except per share data)
Balance Outstanding at December 31, 2004	48,998	$23.82
Granted	8,850	27.42
Exercised	(6,562)	20.47
Forfeited	(5,375)	27.63

Balance Outstanding at December 31, 2005	45,911	24.55
Granted	7,600	24.92
Exercised	(1,250)	20.00
Forfeited	(2,975)	27.61

Balance Outstanding at December 31, 2006	49,286	24.53
Granted	15,900	27.37
Exercised	(1,125)	22.97
Forfeited	(1,625)	27.12

Balance Outstanding at December 31, 2007	62,436	$25.22	$—

        The following table provides information about the options outstanding at December 31, 2007:

Stock Option Plan	Options Outstanding and Exercisable	Exercise Price or Price Range	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
Employee Stock Purchase Plan	24,284	$25.92	$25.92	0.5
Incentive Stock Option Plan	17,811	$20.00–$21.54	$20.47	4.6
Incentive Stock Option Plan	6,850	$24.61–$26.14	$24.92	8.1
Incentive Stock Option Plan	37,775	$26.15–$27.68	$27.51	7.5

ISOP Total/Average	62,436		$25.22	6.8

        The fair value of the options granted has been estimated using the Black-Scholes method and the following assumptions for the years shown:

	2007	2006	2005
Employee Stock Purchase Plan
Risk-free interest rate	—	5.24%	3.51%
Expected volatility of the Corporation's stock	—	20.35%	23.82%
Expected dividend yield	—	3.92%	3.80%
Expected life (in years)	—	0.5	0.7
Weighted average fair value of options granted	$—	$2.95	$5.79
Incentive Stock Option Plan
Risk-free interest rate	4.74%	4.55%	3.86%
Expected volatility of the Corporation's stock	31.65%	35.33%	48.92%
Expected dividend yield	3.66%	3.80%	3.39%
Expected life (in years)	5.25	5.25	7
Weighted average fair value of options granted	$6.84	$6.58	$10.42
Compensation expense included in net income
ESPP	$—	$77	$—
ISOP	105	50	—

Total compensation expense included in net income	$105	$127	$—

Note 17. Deferred Compensation Agreement

        The Corporation has entered into deferred compensation agreements with its directors and one prior officer that provides for the payment of benefits over a ten-year period, beginning at age 65. At inception, the present value of the obligations under these deferred compensation agreements amounted to approximately $600 thousand, which is being accrued over the estimated remaining service period of these officers and directors. These obligations are partially funded through life insurance covering these individuals. Expense associated with the agreements was $31 thousand for 2007, $45 thousand for 2006 and $45 thousand for 2005.

Note 18. Shareholders Equity

        The Board of Directors regularly authorizes the repurchase of the Corporation's $1.00 par value common stock. The repurchased shares will be held as Treasury shares available for issuance in connection with future stock dividends and stock splits, employee benefit plans, executive compensation plans, the Dividend Reinvestment Plan and other appropriate corporate purposes. The term of the repurchase plans is normally 1 year. The following table provides information regarding approved stock repurchase plans.

			Shares Repurchased Under Approved Plan
Plan Approved	Expiration Date	Shares Authorized
			2007	2006	Total	Cost
			(Amounts in thousands, except share information)
July 12, 2007	July 11, 2008	100,000	18,858	—	18,858	$473
July 13, 2006	July 12, 2007	100,000	4,270	14,600	18,870	$502

	2007	2006
Number of Treasury shares held at year-end	454,026	461,411

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

        Unless noted otherwise, the Bank does not require collateral or other security to support financial instruments with credit risk. The Bank had the following outstanding commitments as of December 31:

	2007	2006
	(Amounts in thousands)
Financial instruments whose contract amounts represent credit risk:
Commercial commitments to extend credit	$94,476	$80,125
Consumer commitments to extend credit (secured)	34,780	34,176
Consumer commitments to extend credit (unsecured)	4,950	6,031

	$134,206	$120,332

Standby letters of credit	$24,554	$17,021

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

        Standby letters of credit are instruments issued by the Bank, which guarantee the beneficiary payment by the Bank in the event of default by the Bank's customer in the nonperformance of an obligation or service. Most standby letters of credit are extended for one-year periods. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral supporting those commitments for which collateral is deemed necessary primarily in the form of certificates of deposit and liens on real estate. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of December 31, 2007 and 2006 for guarantees under standby letters of credit issued is not material.

        Most of the Bank's business activity is with customers located within its primary market and does not involve any significant concentrations of credit to any one entity or industry.

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

        The estimated fair value of the Corporation's financial instruments at December 31 are as follows:

	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Amounts in thousands)
Financial assets:
Cash and equivalents	$25,491	$25,491	$22,148	$22,148
Investment securities available for sale and restricted stock	168,906	168,906	192,487	192,487
Loans held for sale	476	476	2,561	2,561
Net loans	564,256	559,366	521,684	526,111
Accrued interest receivable	4,107	4,107	4,754	4,754
Mortgage servicing rights	1,590	1,590	1,513	1,513
Financial liabilities:
Deposits	$606,277	$606,437	$595,295	$594,051
Securities sold under agreements to repurchase	68,157	68,157	78,410	78,410
Short term borrowings	—	—	6,700	6,700
Long term debt	59,714	60,030	38,449	38,924
Accrued interest payable	1,502	1,502	1,488	1,488
Interest rate swaps	50	50	37	37
Off Balance Sheet financial instruments:
Commitments to extend credit	—	—	—	—
Standby letters-of-credit	—	—	—	—

Note 21. Parent Company (Franklin Financial Services Corporation) Financial Information

Balance Sheets

	December 31
	2007	2006
	(Amounts in thousands)
Assets:
Due from bank subsidiary	$801	$303
Investment securities	2,166	3,659
Equity investment in subsidiaries	70,256	63,529
Equity method investment	4,077	4,028
Other assets	476	396

Total assets	$77,776	$71,915

Liabilities:
Deferred tax liability	$—	$293
Other liabilities	134	8

Total liabilities	134	301
Shareholders' equity	77,642	71,614

Total liabilities and shareholders' equity	$77,776	$71,915

Statements of Income

	Years ended December 31
	2007	2006	2005
	(Amounts in thousands)
Income:
Dividends from Bank subsidiary	$4,060	$5,076	$4,451
Interest and dividend income	101	120	110
Gain on sale of securities	335	165	178
Equity method investments	49	(21)	(44)
Other income	1	21	17

	4,546	5,361	4,712
Expenses:
Operating expenses	871	921	755

Income before equity in undistributed income of subsidiaries	3,675	4,440	3,957
Equity in undistributed income of subsidiaries	5,581	3,130	2,155

Net income	$9,256	$7,570	$6,112

Statements of Cash Flows

	Years ended December 31
	2007	2006	2005
	(Amounts in thousands)
Cash flows from operating activities
Net income	$9,256	$7,570	$6,112
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiary	(5,581)	(3,130)	(2,155)
Securities gains	(335)	(165)	(178)
Loss on sale of real estate	—	—	56
(Increase) decrease in due from bank subsidiary	(498)	(280)	15
(Increase) decrease in other assets	(5)	113	(25)
Increase in other liabilities	126	—	—
(Income) loss on equity method investments	(49)	21	44
Stock option compensation	105	127	—
Impairment writedown on equity securities	72	—	—
Other, net	2	—	(186)

Net cash provided by operating activities	3,093	4,256	3,683

Cash flows from investing activities
Proceeds from sales of investment securities	1,240	1,238	579
Purchase of investment securities	(572)	(684)	(604)
Proceeds from sale of real estate	—	—	103
Investment in subsidiary	—	(1,060)	(50)

Net cash (used in) provided by investing activities	668	(506)	28

Cash flows from financing activities
Dividends paid	(3,959)	(3,559)	(3,197)
Common stock issued under stock option plans	94	88	181
Treasury shares issued to dividend reinvestment plan	692	521	—
Purchase of treasury shares	(588)	(800)	(695)

Net cash used in financing activities	(3,761)	(3,750)	(3,711)

Increase in cash and cash equivalents	—	—	—
Cash and cash equivalents as of January 1	—	—	—

Cash and cash equivalents as of December 31	$—	$—	$—

Note 22. Quarterly Results of Operations (unaudited)

        The following is a summary of the quarterly results of consolidated operations of Franklin Financial for the years ended December 31, 2007 and 2006:

	Three months ended
2007
	March 31	June 30	September 30	December 31
	(Amounts in thousands, except per share)
Interest income	$11,852	$12,521	$12,582	$12,532
Interest expense	5,989	6,243	6,125	5,438

Net interest income	5,863	6,278	6,457	7,094
Provision for loan losses	150	300	340	200
Other noninterest income	2,218	2,351	2,879	2,447
Securities gains	278	6	—	—
Noninterest expense	5,693	5,622	5,609	5,942

Income before income taxes	2,516	2,713	3,387	3,399
Income taxes	452	654	830	823

Net Income	$2,064	$2,059	$2,557	$2,576

Basic earnings per share	$0.54	$0.54	$0.66	$0.67
Diluted earnings per share	$0.54	$0.53	$0.66	$0.67
Dividends declared per share	$0.25	$0.26	$0.26	$0.26

	Three months ended
2006
	March 31	June 30	September 30	December 31
Interest income	$8,399	$9,170	$11,544	$11,790
Interest expense	3,834	4,377	5,724	6,022

Net interest income	4,565	4,793	5,820	5,768
Provision for loan losses	180	60	—	—
Other noninterest income	1,729	2,112	2,104	2,146
Securities gains	95	—	—	70
Noninterest expense	4,467	4,299	5,246	5,284

Income before income taxes	1,742	2,546	2,678	2,700
Income taxes	253	668	577	598

Net Income	$1,489	$1,878	$2,101	$2,102

Basic earnings per share	$0.44	$0.56	$0.55	$0.55
Diluted earnings per share	$0.44	$0.56	$0.55	$0.55
Dividends declared per share	$0.24	$0.25	$0.25	$0.25

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

$14,735

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

	(dollars in thousands, except per share amounts)
Franklin Financial common stock issued	492,611
Average purchase price of Franklin Financial common share	$25.50

Purchase price of acquired Fulton shares		$12,562
Cash paid to Fulton shareholders		10,969
Transaction costs		317

Total Purchase Price		23,848
Net Assets Acquired:
Fulton Bancshares shareholders' equity	13,244
Adjustments to reflect assets acquired at fair value:
Loans	(1,047)
Core deposit intangible	3,252
Bank premises	(14)
Adjustments to reflect liabilities acquired at fair value:
Time deposits	(821)
Other liabilities	754
Deferred tax liabilities	767
Net Assets Acquired		14,735

Goodwill resulting from acquisition		$9,113

        The following unaudited pro forma combined results of operations for the periods shown below give effect to the merger as if the merger had been completed on January 1, 2006 and 2005, respectively. The pro forma results show the combination of Fulton Bancshares' results into Franklin Financial Services Corporation's consolidated statements of income. While adjustments have been made for the estimated effect of purchase accounting, the pro forma results do not reflect the actual result the combined company would have achieved had the combination occurred at the beginning of the periods presented.

	Pro forma
	Twelve months ended December 31 2006	Twelve months ended December 31 2005
	(in thousands, except per share)
Net interest income	$23,145	$21,762
Other income	8,596	7,608
Net income	6,082	5,104
Diluted earnings per share	1.69	1.32

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A. Controls and Procedures

  Evaluation of Controls and Procedures

        The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's management, including the Corporation's Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2007, the Corporation's disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

        The management of the Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. The Corporation's internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Management Report on Internal Control Over Financial Reporting

        Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2007, the Corporation's internal control over financial reporting is effective based on those criteria.

        There were no changes during the fourth quarter of 2007 in the Corporation's internal control over financial reporting which materially affected, or which are reasonably likely to affect, the Corporation's internal control over financial reporting.

        The Corporation's independent registered public accounting firm has audited the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2007. Their report is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Franklin Financial Services Corporation
Chambersburg, Pennsylvania

        We have audited Franklin Financial Services Corporation's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Corporation's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Franklin Financial Services Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related statements of income, changes in shareholders' equity and cash flows of Franklin Financial Services Corporation and its subsidiaries, and our report dated March 11, 2008 expressed an unqualified opinion.

Beard Miller Company LLP
Harrisburg, Pennsylvania
March 11, 2008

Item 9B. Other Information

        None

Part III

Item 10. Directors, Executive Officers and Corporate Governance

        The information required by this Item relating to the directors and executive officers of the Corporation is incorporated herein by reference to the information set forth under the heading "INFORMATION CONCERNING THE ELECTION OF DIRECTORS—Information about Nominees, Continuing Directors and Executive Officers" and under the heading "ADDITIONAL INFORMATION—Executive Officers" appearing in the Corporation's proxy statement dated March 28, 2008.

        The information required by this item relating to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information set forth under the heading "ADDITIONAL INFORMATION—Compliance with Section 16(a) of the Exchange Act" appearing in the Corporation's proxy statement dated March 28, 2008.

        The information required by this item relating to the Corporation's code of ethics is incorporated herein by reference to the information set forth under the heading "INFORMATION CONCERNING CORPORATE GOVERNANCE POLICIES, PRACTICES AND PROCEDURES" appearing in the Corporation's proxy statement dated March 28, 2008.

        The information required by this item relating to material changes to the procedures by which the Corporation's shareholders may recommend nominees to the Board of Directors is incorporated herein by reference to the information set forth under the heading "INFORMATION CONCERNING THE ELECTION OF DIRECTORS—Nominations for Election of Directors" appearing in the Corporation's proxy statement dated March 28, 2008.

        The information required by this item relating to the Corporation's audit committee and relating to an audit committee financial expert is incorporated herein by reference to the information set forth under the heading "COMMITTEES OF THE BOARD OF DIRECTORS—Audit Committee" appearing, in the Corporation's proxy statement dated March 28, 2008.

Item 11. Executive Compensation

        The information required by this item relating to executive compensation is incorporated herein by reference to the information set forth under the heading "EXECUTIVE COMPENSATION" appearing in the Corporation's proxy statement dated March 28, 2008; provided, however, that the information set forth under the subheading "Compensation Committee Report" is intended to be furnished and not filed.

        The information required by this item relating to the compensation committee interlocks and insider participation is incorporated herein by reference to the information set forth under the heading "COMMITTEES OF THE BOARD OF DIRECTORS—Compensation Committee Interlocks and Insider Participation" appearing in the Corporation's proxy statement dated March 28, 2008.

        The information required by this item relating to the compensation committee interlocks and insider participation is incorporated herein by reference to the information set forth under the heading "INFORMATION CONCERNING THE ELECTION OF DIRECTORS—Compensation of Directors" appearing in the Corporation's proxy statement dated March 28, 2008.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item relating to securities authorized for issuance under executive compensation plans is incorporated herein by reference to the information set forth under the heading "EXECUTIVE COMPENSATION—Compensation Tables and Additional Compensation Disclosure—Equity Compensation Plan Information" appearing in the Corporation's proxy statement dated March 28, 2008.

        The information required by this item relating to security ownership of certain beneficial owners is incorporated herein by reference to the information set forth under the heading "GENERAL INFORMATION—Voting of Shares and Principal Holders Thereof' appearing in the Corporation's proxy statement dated March 28, 2008.

        The information required by this item relating to security ownership of management is incorporated herein by reference to the information set forth under the heading "INFORMATION CONCERNING THE ELECTION OF DIRECTORS—Information about Nominees, Continuing Directors and Executive Officers" appearing in the Corporation's proxy statement dated March 28, 2008.

Item 13. Certain Relationships and Related Transactions, and Director Independence

        The information required by this item relating to transactions with related persons is incorporated herein by reference to the information set forth under the heading "ADDITIONAL INFORMATION—Transactions with Related Persons" appearing in the Corporation's proxy statement dated March 28, 2008.

        The information required by this item relating to director independence is incorporated herein by reference to the information set forth under the heading "INFORMATION CONCERNING THE ELECTION OF DIRECTORS—Director Independence "and under the heading "ADDITIONAL INFORMATION—Transactions with Related Persons" appearing in the Corporation's proxy statement dated March 28, 2008.

Item 14. Principal Accountant Fees and Services

        The information required by this item relating to principal accountant fees and services is incorporated herein by reference to the information set forth under the heading "RELATIONSHIP WITH INDEPENDENT PUBLIC ACCOUNTANTS" appearing in the Corporation's proxy statement dated March 28, 2008.

Part IV

Item 15. Exhibits, Financial Statement Schedules

  (a)
  The following documents are filed as part of this report:

  (1)
  The following Consolidated Financial Statements of the Corporation:

  Report of Independent Registered Public Accountant

  Consolidated Balance Sheets—December 31, 2007 and 2006,

  Consolidated Statements of Income—Years ended December 31, 2007, 2006 and 2005,

  Consolidated Statements of Changes in Shareholders' Equity—Years ended December 31, 2007, 2006 and 2005,

  Consolidated Statements of Cash Flows—Years ended December 31, 2007, 2006 and 2005,

  Notes to Consolidated Financial Statements

    (2)
    All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and have therefore been omitted.

    (3)
    The following exhibits are filed as part of this report:

      3.1
      Articles of Incorporation of the Corporation

      3.2
      Bylaws of the Corporation

      10.1
      Deferred Compensation Agreements with Bank Directors

      10.2
      Directors' Deferred Compensation Plan

      10.3
      Incentive Stock Option Plan

      10.4
      Management Group Pay for Performance Plan

      10.5
      Directors Pay for Performance Plan

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

Dated: March 12, 2008

        Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles M. Sioberg Charles M. Sioberg	Chairman of the Board and Director	March 12, 2008
/s/ William E. Snell, Jr. William E. Snell, Jr.	President and Chief Executive Officer and Director	March 12, 2008
/s/ Mark R. Hollar Mark R. Hollar	Treasurer and Chief Financial Officer (Principal Financial And Accounting Officer)	March 12, 2008
/s/ Charles S. Bender II Charles S. Bender II	Director	March 12, 2008
/s/ Martin R. Brown Martin R. Brown	Director	March 12, 2008
/s/ G. Warren Elliot G. Warren Elliot	Director	March 12, 2008
/s/ Donald A. Fry Donald A. Fry	Director	March 12, 2008

/s/ Allan E. Jennings, Jr. Allan E. Jennings, Jr.	Director	March 12, 2008
/s/ Stanley J. Kerlin Stanley J. Kerlin	Director	March 12, 2008
/s/ H. Huber McCleary H. Huber McCleary	Director	March 12, 2008
/s/ Jeryl C. Miller Jeryl C. Miller	Director	March 12, 2008
/s/ Stephen E. Patterson Stephen E. Patterson	Director	March 12, 2008
/s/ Kurt E. Suter Kurt E. Suter	Director	March 12, 2008
/s/ Martha B. Walker Martha B. Walker	Director	March 12, 2008

Exhibit Index for the Year
Ended December 31, 2007

Item	Description
3.1	Articles of Incorporation of the Corporation. (Filed as Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.)
3.2	Bylaws of the Corporation. (Filed as Exhibit 3 (i) to Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.)
10.1	Deferred Compensation Agreements with Bank Directors. (Filed as Exhibit 10.1 to Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.)
10.2	Director's Deferred Compensation Plan.
10.3	Incentive Stock Option Plan (Filed as Exhibit 99.1 to Registration Statement No. 3390348 on Form S-8 and incorporated herein by reference.)
10.4	Management Group Pay for Performance Program (Filed as Exhibit 10.4 to Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.)
10.5	Directors Pay for Performance Program
21.	Subsidiaries of Corporation
23.1	Consent of Beard Miller Company LLP
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certification
32.2	Section 1350 Certification

QuickLinks

FRANKLIN FINANCIAL SERVICES CORPORATION FORM 10-K INDEX
Part I
  Item 1. Business
  Item 1A. Risk Factors
Risk Factors Relating to the Corporation
Risk Factors Relating to the Common Stock
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
Part II
  Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market and Dividend Information Bid Price Range Per Share
Shareholders' Information
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Table 1. Net Interest Income
Table 2. Rate-Volume Analysis of Net Interest Income
Table 3. Analysis of Net Interest Income
Table 4. Investment Securities at Amortized Cost
Table 5. Maturity Distribution of Investment Portfolio
Table 6. Loan Portfolio
Table 7. Maturities and Interest Rate Terms of Selected Loans
Table 8. Time Deposits of $100,000 or More
Table 9. Short-Term Borrowings and Securities Sold Under Agreements to Repurchase
Table 10. Capital Ratios
Table 11. Allocation of the Allowance for Loan Losses
Table 12. Nonperforming Assets
Table 13. Allowance for Loan Losses
Table 14. Interest Rate Sensitivity Analysis
Table 15. Sensitivity to Changes in Market Interest Rates
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk
  Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Changes in Shareholders' Equity
Consolidated Statements of Cash Flows
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
  Item 9B. Other Information
Part III
  Item 10. Directors, Executive Officers and Corporate Governance
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions, and Director Independence
  Item 14. Principal Accountant Fees and Services
Part IV
  Item 15. Exhibits, Financial Statement Schedules
SIGNATURES
Exhibit Index for the Year Ended December 31, 2007