Form 10-Q
period 2008-03-31
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2008-05-08
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008,

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

Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes ☐  No ☒

There were 3,834,557 outstanding shares of the Registrant’s common stock as of April 30, 2008.

Part I FINANCIAL INFORMATION

Item 1 Financial Statements

Consolidated Balance Sheets

(Amounts in thousands, except per share data)

(unaudited)

	March 31	December 31
	2008	2007

Assets
Cash and due from banks	$22,717	$17,871
Fed funds sold	1,000	7,400
Interest bearing deposits in other banks	729	220
Total cash and cash equivalents	24,446	25,491
Investment securities available for sale	156,660	164,990
Restricted stock	4,649	3,916
Loans held for sale	—	476
Loans	588,981	571,617
Allowance for loan losses	(7,393)	(7,361)
Net Loans	581,588	564,256
Premises and equipment, net	13,953	13,862
Bank owned life insurance	18,381	18,215
Goodwill	8,520	8,520
Other intangible assets	2,620	2,710
Equity method investment	3,911	4,077
Other assets	14,261	13,858
Total assets	$828,989	$820,371

Liabilities
Deposits
Demand (non-interest bearing)	$88,569	$84,920
Savings and interest checking	348,003	361,243
Time	156,440	160,114
Total Deposits	593,012	606,277

Securities sold under agreements to repurchase	76,247	68,157
Short-term borrowings	500	—
Long-term debt	72,123	59,714
Other liabilities	9,193	8,581
Total liabilities	751,075	742,729

Shareholders’ equity
Common stock $1 par value per share, 15,000 shares authorized with 4,299 shares issued, and 3,835 shares and 3,845 shares outstanding at March 31, 2008 and December 31, 2007, respectively	4,299	4,299
Capital stock without par value, 5,000 shares authorized with no shares issued or outstanding	—	—
Additional paid in capital	32,694	32,620
Retained earnings	49,059	47,946
Accumulated other comprehensive income	40	664
Treasury stock, 464 shares and 454 shares at cost at March 31, 2008 and December 31, 2007, respectively	(8,178)	(7,887)
Total shareholders’ equity	77,914	77,642

Total liabilities and shareholders’ equity	$828,989	$820,371

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Income

(Amounts in thousands, except per share data)

(unaudited)

	For the Three Months Ended
	March 31
	2008	2007

Interest Income
Loans, including fees	$9,643	$9,546
Interest and dividends on investments:
Taxable interest	1,366	1,598
Tax exempt interest	562	560
Dividend income	75	85
Federal funds sold	32	51
Deposits and obligations of other banks	4	12
Total interest income	11,682	11,852

Interest Expense
Deposits	2,856	4,564
Securities sold under agreements to repurchase	608	913
Short-term borrowings	13	24
Long-term debt	691	488
Total interest expense	4,168	5,989
Net interest income	7,514	5,863
Provision for loan losses	215	150
Net interest income after provision for loan losses	7,299	5,713

Noninterest Income
Investment and trust services fees	915	995
Loan service charges and fees	177	150
Mortgage banking activities	(109)	90
Deposit service charges and fees	592	547
Other service charges and fees	299	280
Increase in cash surrender value of life insurance	166	160
Equity method investments	(166)	(57)
Other	22	53
Securities gains, net	107	278
Total noninterest income	2,003	2,496

Noninterest Expense
Salaries and benefits	3,101	2,815
Net occupancy expense	458	386
Furniture and equipment expense	216	254
Advertising	314	270
Legal and professional fees	248	267
Data processing	357	378
Pennsylvania bank shares tax	170	171
Intangible amortization	90	90
Other	895	1,062
Total noninterest expense	5,849	5,693
Income before Federal income taxes	3,453	2,516
Federal income tax expense	921	452
Net income	$2,532	$2,064

Per share data
Basic earnings per share	$0.66	$0.54
Diluted earnings per share	$0.66	$0.54
Cash dividends declared	$0.26	$0.25

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

for the Three Months Ended March 31, 2008 and 2007

(unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
(Dollars in thousands, except per share data)	Stock	Capital	Earnings	Income	Stock	Total

Balance at December 31, 2006	$4,299	$32,251	$42,649	$236	$(7,821)	$71,614

Comprehensive income:
Net income	—	—	2,064	—	—	2,064
Unrealized loss on securities, net of reclassification adjustments and taxes	—	—	—	(170)	—	(170)
Total Comprehensive income						1,894

Cash dividends declared, $.25 per share	—	—	(960)	—	—	(960)
Common stock issued under stock option plans	—	5	—	—	19	24
Treasury shares issued to dividend reinvestment plan	—	65	—	—	106	171
Stock option compensation	—	31	—	—	—	31
Balance at March 31, 2007	$4,299	$32,352	$43,753	$66	$(7,696)	$72,774

Balance at December 31, 2007	$4,299	$32,620	$47,946	$664	$(7,887)	$77,642

Comprehensive income:
Net income	—	—	2,532	—	—	2,532
Unrealized loss on securities, net of reclassification adjustments and taxes	—	—	—	(621)	—	(621)
Unrealized loss on hedging activities, net of reclassification adjustments and taxes	—	—	—	(3)	—	(3)
Total Comprehensive income				—		1,908

Cash dividends declared, $.26 per share	—	—	(997)	—	—	(997)
Cumulative adjustment for change in accounting principle			(422)			(422)
Acquisition of 17,648 shares of treasury stock	—	—	—	—	(419)	(419)
Treasury shares issued to dividend reinvestment plan	—	46	—	—	128	174
Stock option compensation	—	28	—	—	—	28
Balance at March 31, 2008	$4,299	$32,694	$49,059	$40	$(8,178)	$77,914

The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31
(Amounts in thousands)	2008	2007
Cash flows from operating activities
Net income	$2,532	$2,064
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	319	319
Net accretion of loans and investment securities	(85)	(176)
Stock option compensation expense	28	31
Amortization and net change in mortgage servicing rights valuation	245	37
Amortization of intangibles	90	90
Provision for loan losses	215	150
Securities gains, net	(107)	(278)
Loans originated for sale	(2,113)	(6,751)
Proceeds from sale of loans	2,632	5,599
Gain on sales of loans	(43)	(39)
Increase in cash surrender value of life insurance	(166)	(160)
Loss on equity method investments	166	57
Increase in interest receivable and other assets	(650)	(612)
Increase in interest payable and other liabilities	372	403
Other, net	(18)	(24)
Net cash provided by operating activities	3,417	710

Cash flows from investing activities
Proceeds from sales of investment securities available for sale	3,254	1,250
Proceeds from maturities of investment securities available for sale	14,774	19,742
Net (decrease) increase in restricted stock	(733)	297
Purchase of investment securities available for sale	(10,402)	(5,885)
Net increase in loans	(17,628)	(9,116)
Proceeds from sale of other real estate owned	175	—
Capital expenditures	(394)	(580)
Net cash (used in) provided by investing activities	(10,954)	5,708

Cash flows from financing activities
Net (decrease) increase in demand deposits, NOW accounts and savings accounts	(9,591)	19,099
Net decrease in certificates of deposit	(3,674)	(5,192)
Net increase (decrease) in short term borrowings	8,590	(13,289)
Long term debt payments	(2,648)	(4,785)
Long term debt advances	15,057	—
Dividends paid	(997)	(960)
Common stock issued to dividend reinvestment plan	174	171
Common stock issued under stock option plans	—	24
Purchase of treasury shares	(419)	—
Net cash provided by (used in) financing activities	6,492	(4,932)

(Decrease) increase in cash and cash equivalents	(1,045)	1,486
Cash and cash equivalents as of January 1	25,491	22,148

Cash and cash equivalents as of March 31	$24,446	$23,634

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest on deposits and other borrowed funds	$4,120	$5,731
Income taxes	$622	$—

The accompanying notes are an integral part of these statements.

FRANKLIN FINANCIAL SERVICES CORPORATION and SUBSIDIARIES

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of March 31, 2008, and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s 2007 Annual Report on Form 10-K.  The results of operations for the period ended March 31, 2008 are not necessarily indicative of the operating results for the full year.

The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

Earnings per share is computed based on the weighted average number of shares outstanding during each period end.  A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

	For the Three Months Ended
	March 31
(Amounts in thousands)	2008	2007
Weighted average shares outstanding (basic)	3,838	3,838
Impact of common stock equivalents	2	9
Weighted average shares outstanding (diluted)	3,840	3,847

Note 2 – Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on available-for-sale securities and derivatives and the change in plan assets and benefit obligations on the Bank’s pension plan, net of tax, that are recognized as separate components of shareholders’ equity.

The components of comprehensive income and related tax effects are as follows:

	For the Three Months Ended
	March 31
(Amounts in Thousands)	2008	2007
Net Income	$2,532	$2,064

Securities:
Unrealized (gains) losses arising during the period	(612)	21
Reclassification adjustment for gains included in net income	(329)	(278)
Net unrealized losses	(941)	(257)
Tax effect	320	87
Net of tax amount	(621)	(170)

Derivatives:
Unrealized gains arising during the period	(43)	(3)
Reclassification adjustment for losses included in net income	38	3
Net unrealized gains	(5)	—
Tax effect	2	—
Net of tax amount	(3)	—

Total other comprehensive loss	(624)	(170)
Total Comprehensive Income	$1,908	$1,894

The components of accumulated other comprehensive income included in shareholders’ equity are as follows:

	March 31	December 31
(Amounts in thousands)	2008	2007

Net unrealized gains on securities	$203	$1,144
Tax effect	(69)	(389)
Net of tax amount	134	755

Net unrealized losses on derivatives	(55)	(50)
Tax effect	19	17
Net of tax amount	(36)	(33)

Accumulated pension adjustment	(87)	(87)
Tax effect	29	29
Net of tax amount	(58)	(58)
Total accumulated other comprehensive income	$40	$664

Note 3 – Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Bank generally holds collateral and/or personal guarantees supporting these commitments.  The Bank had $34.0 million standby letters of credit as of March 31, 2008 and $24.6 million as of December 31, 2007. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The amount of the liability as of March 31, 2008 and December 31, 2007 for guarantees under standby letters of credit issued was not material.

Note 4 – Pensions

The components of pension expense for the periods presented are as follows:

	Three Months Ended
	March 31
(Amounts in thousands)	2008	2007
Components of net periodic benefit cost:
Service cost	$90	$91
Interest cost	170	181
Expected return on plan assets	(232)	(230)
Amortization of prior service cost	(44)	24
Net periodic (benefit) cost	$(16)	$66

The Bank closed its pension plan to new employees as of April 1, 2007.  In addition, effective January 1, 2008, the Bank changed its existing pension plan to a career average formula from a final average formula.  The Bank expects to contribute $325 thousand to its pension plan for 2008.  This amount represents the minimum required contribution as defined in the Pension Protection Act.

Note 5 – Fair Value Measurements

The Corporation reports the fair value of certain assets and liabilities in its statement of financial position on a recurring basis. The valuation techniques and inputs used to measure fair value are defined as follows:

•                  Level 1, quoted prices in active markets for identical assets or liabilities,

•                  Level 2, quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in inactive markets; or other observable inputs, and

•                  Level 3, unobservable inputs using the reporting entity’s own assumptions about what market participants would use in pricing the asset or liability.

The assets and liabilities reported at fair value as of March 31, 2008 and the corresponding valuation technique are shown below:

		Fair Value Measurements at Reporting
	Fair Value at	Date Using the Following Valuation Inputs
(Dollars in Thousands)	3/31/2008	(Level 1)	Level 2	Level 3
Asset Description
Investment securities available for sale	$156,660	$2,666	$153,994	$—
Mortgage servicing rights	1,376	—	—	1,376
	$158,036	$2,666	$153,994	$1,376
Liability Description
Interest rate swap	$56		$56

The Corporation used the following methods and significant assumptions to estimate the fair value.

Investment securities:  Level 1 securities represent equity securities that are valued using quoted market prices from nationally recognized markets. Level 2 securities represent debt securities that are valued using a mathematical model based upon the specific characteristics of a security in relationship to quoted prices for similar securities.

Mortgage servicing rights: Mortgage servicing rights are valued using a model that calculates the present value of the estimated future net servicing income. The model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, prepayment speeds, default rates, and losses.

Interest rate swap: The interest rate swap is valued using a discounted cash flow model that uses verifiable yield curve inputs to calculate the fair value. This method is not dependant on the input of any significant judgments or assumptions by Management.

A reconcilement of the beginning and ending balance of the asset valued with Level 3 inputs is shown below:

Fair Value Measurements Using Level 3 Inputs

Mortgage Servicing Rights

Balance at December 31, 2007	$1,590
Total gains or losses (realized/unrealized)
Included in earnings (or net change in assets)	(245)
Included in other comprehensive income	—
Purchases, issuances, and settlements	31
Transfers in and/or out of Level 3	—
Balance March 31, 2008	$1,376

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—

Note 6 – Recent Accounting Pronouncements

SFAS No. 141 (R)  “Business Combinations”

FASB Statement No. 141 (R) “Business Combinations” was issued in December of 2007. This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. This new pronouncement will impact the Corporation’s accounting for business combinations completed beginning January 1, 2009.

EITF Issue No. 06-04 “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”

In September 2006, the FASB’s Emerging Issues Task Force (EITF) issued EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements” (“EITF 06-4”).  EITF 06-4 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement.  The consensus highlights that the employer (who is also the policyholder) has a liability for the benefit it is providing to its employee.  As such, if the policyholder has agreed to maintain the insurance policy in force for the employee’s benefit during his or her retirement, then the liability recognized during the employee’s active service period should be based on the future cost of insurance to be incurred during the employee’s retirement.  Alternatively, if the policyholder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS No. 106 or Accounting Principles Board (APB) Opinion No. 12, as appropriate.  For transition, an entity can choose to apply the guidance using either of the following approaches: (a) a change in accounting principle through retrospective application to all periods presented or (b) a change in accounting principle through a cumulative-effect adjustment to the balance in retained earnings at the beginning of the year of adoption.  The disclosures are required in fiscal years beginning after December 15, 2007, with early adoption permitted. On January 1, 2008, the Corporation recorded a cumulative-effect adjustment (charge) to retained earnings of $422 thousand and a corresponding liability for the adoption of EITF 06-4. The 2008 cost associated with the adoption of EITF 06-4 is expected to be approximately $27 thousand.

SFAS No. 157  “Fair Value Measurements”

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Corporation adopted SFAS No. 157 effective January 1, 2008.

SFAS No. 159  “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement 115”

In February 2007, the FASB issued SFAS No. 159” The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement 115.”  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date.  SFAS No. 159 was effective for the Corporation January 1, 2008 and it did not elect to measure any financial assets or liabilities at fair value.

SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (Statement 161).  Statement 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives.  Statement 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 has been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows.  Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Corporation is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

Note 7 – Reclassifications

Certain prior period amounts may have been reclassified to conform to the current year presentation.  Such reclassifications did not affect reported net income.

Part I, Item 2

Management’s Discussion and Analysis of Results of Operations and Financial Condition

For the Three Month Periods Ended March 31, 2008 and 2007

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

Critical Accounting Policies

Management has identified critical accounting policies for the Corporation to include Allowance for Loan Losses, Mortgage Servicing Rights, Financial Derivatives, Temporary Investment Impairment and Stock-based Compensation.  There were no changes to the critical accounting policies disclosed in the 2007 Annual Report on Form 10-K in regards to application or related judgements and estimates used.  Please refer to Item 7 of the Corporation’s 2007 Annual Report on Form 10-K for a more detailed disclosure of the critical accounting policies.

Results of Operations

Summary

The Corporation reported net income for the three months ended March 31, 2008 of $2.5 million.  This is a 22.7% increase versus net income of $2.1 million for the same period in 2007. Total revenue (interest income and noninterest income) decreased $663 thousand year-over-year, due in part to the lower interest rate environment and impairment charges.  The provision for loan losses was $215 thousand for the period, $65 thousand more than in 2007.  Diluted earnings per share increased from $.54 in 2007 to $.66 in 2008. Total assets were $829.0 million at March 31, 2008, up slightly from year-end 2007.  Net loans grew during the quarter with an ending balance of $581.6 million, while total deposits fell to $593.0 million.

Other key performance ratios as of, or for the three months ended March 31, (on an annualized basis) are listed below:

	2008	2007
Return on average equity (ROE)	12.74%	11.36%
Return on average assets (ROA)	1.22%	1.03%
Return on average tangible average equity(1)	15.50%	14.22%
Return on average tangible average assets(1)	1.29%	1.09%

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
Average Equity less Average Intangible Assets

A more detailed discussion of the operating results for the three months ended March 31, 2008 follows:

Comparison of the three months ended March 31, 2008 to the three months ended March 31, 2007:

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

Interest income for the first quarter of 2008 decreased to $11.7 million from $11.9 million during the first quarter of 2007.  Average interest-earning assets increased by $22.3 million from the first quarter of 2007, however the yield on these assets decreased by 37 basis points.  Total average loans increased $44 million (8.2%) quarter over quarter.  Average commercial loans increased $50.7 million during the first quarter of 2008, but the increase was offset by a decrease of $25.8 million in average outstanding mortgage loans, as the Bank continued to sell mortgages on the secondary market.  Average consumer loans increased $19.3 million due to growth in home equity loans from promotions during 2007.

Interest expense was $4.2 million for the quarter, a decrease of $1.8 million from the first quarter of 2007 total of $6.0 million.  Average interest-bearing liabilities increased to $648.0 million in the first quarter of 2008 compared to an average balance of $629.7 million during the same period in 2007, an increase of $18.3 million.  The average cost of these liabilities decreased from 3.81% to 2.58%.  Average interest-bearing deposits decreased $9.7 million and the cost decreased from 3.54% to 2.26%.  Securities sold under agreements to repurchase (Repos) have increased $3.7 million on average over the prior year as commercial customers continue to find value in the Bank’s cash management services, even though the average rate has decreased from 4.97% to 3.15%.   The average balance of long-term debt increased over $24 million due to the Bank taking additional advances from the Federal Home Loan Bank of Pittsburgh (FHLB) and was the primary reason for the increase in interest expense for this liability.

The changes in the balance sheet and interest rates resulted in an increase in net interest income of $1.6 million to $7.5 million for the first quarter of 2008 compared to $5.9 million for the first quarter of 2007.  While many financial institutions have experienced margin compression, the Bank has seen its net interest margin improve from 3.47% for the first quarter of 2007 to 4.17% in the first quarter of 2008.  The improvement in the net interest margin is due to the cost of interest-bearing liabilities decreasing more rapidly than the yield on interest-earning assets.

The following table shows a comparative analysis of average balances, asset yields and funding costs for the three months ended March 31, 2008 and 2007.  These components drive changes in net interest income.

	For the Three Months Ended March 31
	2008			2007
		Tax			Tax
	Average	Equivalent	Average	Average	Equivalent	Average
(Dollars in thousands)	balance	Interest	yield/rate	balance	Interest	yield/rate
Interest-earning assets
Federal funds sold and interest bearing balances	$3,727	$36	3.82%	$4,873	$63	5.11%
Investment securities	166,276	2,251	5.43%	186,811	2,492	5.35%
Loans	577,780	9,666	6.71%	533,780	9,715	7.30%
Total interest-earning assets	$747,783	11,953	6.41%	$725,464	12,270	6.78%

Interest-bearing liabilities
Interest-bearing deposits	$507,217	2,856	2.26%	$516,947	4,564	3.54%
Securities sold under agreements to repurchase	77,395	608	3.15%	73,700	913	4.97%
Short-term borrowings	1,785	13	2.92%	1,739	24	5.54%
Long-term debt	61,650	691	4.50%	37,312	488	5.25%
Total interest-bearing liabilities	$648,047	4,168	2.58%	$629,698	5,989	3.81%
Interest spread			3.83%			2.97%
Net interest income/Net interest margin		7,785	4.17%		6,281	3.47%
Tax equivalent adjustment		(271)			(418)
Net interest income		$7,514			$5,863

Provision for Loan Losses

The Corporation recorded $215 thousand in provision expense during the first three months of 2008 versus $150 thousand for the same period in 2007.  For more information concerning loan quality and the allowance for loan losses, refer to the Asset Quality discussion.

Noninterest Income

Comparison of the three months ended March 31, 2008 to the three months ended March 31, 2007:

Noninterest income, excluding security gains, was $1.9 million in the first quarter, $322 thousand less than the first quarter of 2007 total of $2.2 million.  Investment and trust service fees decreased $80 thousand in the first quarter of 2008 versus the prior year period, due primarily to a decrease in estate settlement fees.  Loan fees increased slightly by $27 thousand and mortgage banking fees decreased $199 thousand quarter over quarter due to a mortgage servicing rights (MSR) impairment charge of $172 thousand in 2008.  Deposit fees increased $45 thousand from account analysis fees and overdraft protection fees, and other service charges and fees increased $19 thousand from debit card activity in the first quarter of 2008 compared to the same period in 2007.  The Corporation has an investment in American Home Bank, N.A (AHB) that is accounted for using the equity method of accounting. This investment produced a loss of $166 thousand in the first quarter of 2008, compared to a loss of $57 thousand in the first quarter of 2007.  Net securities gains of $107 thousand were recognized in the first quarter of 2008 compared to gains of $278 thousand recognized in 2007.  The Corporation took an impairment charge of $222 thousand on four bank stocks in its equity portfolio in the first quarter of 2008 that partially offset the gross gains of $329 thousand.  The price of bank stocks continues to be very volatile and Management is closely monitoring the value of its equity portfolio.  It is possible that additional write-downs may be required during 2008.

Noninterest Expense

Comparison of the three months ended March 31, 2008 to the three months ended March 31, 2007:

During the first quarter of 2008, noninterest expense increased $156 thousand to $5.8 million from $5.7 million in 2007.  Salaries and benefits increased $286 thousand in 2008, with $224 thousand of the increase due to increased staff and annual pay increases.  Health insurance increased $44 thousand and the expense of an incentive compensation program increased $29 thousand.  These increases were partially offset by a decrease of $83 thousand in pension expense, due to the changes made to the pension plan by the Corporation.  During the first quarter of 2008, the Corporation awarded 24,225 stock options under its Incentive Stock Option Plan with a fair value of approximately $112 thousand. These options have a 6-month vesting period and will be fully expensed in 2008.  For the first quarter of 2008, the Corporation recorded stock option compensation of $28 thousand, down from $31 thousand in 2007.  Advertising expense increased $44 thousand and was due mainly to direct mail, newspaper and television advertising and sponsorship of small business development workshops at Saint Francis College and Shippensburg University.  Occupany expense was up $72 thousand due to lease expense of an office that was opened in second quarter of 2007 and additional depreciation from renovations to an existing office in late 2007.  Other noninterest expense decreased $167 thousand during the quarter, due to an FHLB prepayment penalty in 2007 of $277 thousand.

Federal Deposit Insurance Corporation (FDIC) Premiums

FDIC insurance expense has remained fairly constant at $18 thousand for the first three months of both 2008 and 2007. The total premium expense is comprised of the Financing Corporation assessment since the Bank has utilized the FDIC assessment credit to offset the Bank Insurance Fund risk assessment premium in both years.

In 2007, the FDIC created new risk categories and corresponding assessment rates for deposit insurance premiums. The Bank is classified in Risk Category I with a risk assessment rate between 5 and 7 basis points. In addition to a rate increase, the FDIC also approved a one-time assessment credit for banks in existence on December 31, 1996 that paid a deposit insurance assessment prior to that date. The Bank qualifies for this credit. The one-time credit may be used to offset the new assessment rate until the credit is entirely used up. As such, the one-time credit was more than sufficient to offset the 2008 and 2007 assessment cost for the Bank. It is expected that the Bank’s credit will be used up by the end of the second quarter of 2008 at which time the Bank will again recognize the FDIC risk assessment premium. The Bank expects to incur an FDIC premium expense of approximately $130 thousand during the second half of 2008.

Income taxes

Federal income tax expense was $921 thousand in 2008 and $452 thousand for 2007.  This expense resulted in an effective tax rate for 2008 of 26.7% and 19.0% for 2007. The increase is primarily caused by a decrease in the Corporation’s ratio of tax-free income to taxable income.  All taxable income for the Corporation is taxed at a rate of 34%.

Financial Condition

At March 31, 2008, assets totaled $829.0 million, an increase of $8.6 million from the 2007 year-end balance of $820.4 million.  The mix of assets has changed since year-end as the investment portfolio has decreased and funds have been reinvested in the loan portfolio. Fed funds sold have decreased from the year-end balance of $7.4 million to zero, also due to the reinvestment in the loan portfolio.  Net loans have increased $17.3 million since year-end.  Commercial lending activity continues to be good and these balances have increased more than $19.9 million. However, the growth in commercial loans was partially offset by a decrease of approximately $2.9 million in the residential mortgage loan portfolio. The mortgage portfolio is expected to continue to run-off as the Corporation began a new mortgage program at the beginning of 2008 that will allow it to originate mortgages on behalf of many large mortgage companies.  The Corporation will originate the loan for a fee, but will not fund the loan nor will it service the loan.  The core deposit intangible continues to be amortized over the estimated useful life of the acquired core deposits and has an estimated remaining life of approximately 8 years.

Total deposits decreased $13.3 million during the first quarter of 2008 to $593.0 million from year-end 2007. Non-interest bearing deposits increased $3.6 million, but were offset by decreases in interest-bearing deposits.  Savings and Interest-bearing checking deposits decreased by $13.2 million and time deposits decreased by $3.7 million, as investors search for higher interest rates. The Corporation’s Money Management product saw the biggest decrease, $19.4 million, which was rate driven, as the rate is indexed to short-term interest rates that reached the lowest level in 5 years.  The Repo balance has increased to $76.2 million from year-end, due mainly to the seasonality of real estate tax deposits. Long-term debt from the FHLB increased $12.4 million as the Corporation chose to take advantage of low interest rates and lock in funding costs.

Total shareholders’ equity remained flat at $77.9 million at March 31, 2008, compared to $77.6 million at the end of 2007.  The increase in retained earnings from the Corporation’s net income of $2.5 million was partially offset by the cash dividend of $997 thousand and the cumulative-effect adjustment of $422 thousand for the adoption of EITF 06-04.  The decrease of $624 thousand in AOCI is the result of a decline in the market value of investment securities available for sale.  The Corporation repurchased 17,648 shares of the Corporation’s common stock for $419 thousand during the first quarter.

Capital adequacy is currently defined by regulatory agencies through the use of several minimum required ratios.  At March 31, 2008, the Corporation was well capitalized as defined by the banking regulatory agencies.  Regulatory capital ratios for the Corporation and the Bank are shown below:

			Regulatory Ratios
				Well Capitalized
	March 31, 2008	December 31, 2007	Minimum	Minimum
Total Risk Based Capital Ratio (1)
Franklin Financial Services Corporation	12.02%	12.28%	8.0%	n/a
Farmers & Merchants Trust Company	10.59%	10.63%	8.0%	10.0%

Tier 1 Capital Ratio (2)
Franklin Financial Services Corporation	10.83%	11.05%	4.0%	n/a
Farmers & Merchants Trust Company	9.39%	9.39%	4.0%	6.0%

Leverage Ratio (3)
Franklin Financial Services Corporation	8.36%	8.18%	4.0%	n/a
Farmers & Merchants Trust Company	7.21%	6.91%	4.0%	5.0%

(1)Total risk-based capital / total risk-weighted assets
(2)Tier 1 capital / total risk-weighed assets
(3)Tier 1 capital / average quarterly assets

Asset Quality

Nonperforming loans decreased from year-end 2007 primarily as a result of loan pay-offs and pay-downs of contracts purchased from Equipment Finance LLC (EFI) a wholly owned subsidiary of BLC Bank, N.A. (recently acquired and merged into PNC, N.A.).  Both nonaccrual loans and loans past due 90 days and more have decreased from the prior year-end. The nonaccrual loan balance is comprised almost entirely of commercial loans, $3.8 million.  Included in the commercial loan nonaccrual total are $3.2 million of EFI contracts.   The Corporation’s total EFI exposure decreased 9.5% from $4.7 million at the prior year-end to $4.3 million at March 31, 2008. On March 20, 2008 the Bank filed legal action against EFI and related parties for repurchase of the Bank’s portfolio of EFI loans, based on among other things, misrepresentations and breach of obligations.

The decrease in nonperforming loans plus slight growth in the Allowance for Loan and Lease Losses (ALLL) resulted in a 9.2% increase in the coverage of the ALLL to nonperforming loans ratio, from 127.86% to 139.61%. From year-end 2007 to March 31, 2008, the Corporation’s foreclosed real estate decreased 84.5% from $207 thousand to $32 thousand as a result of the sale of two properties.

The following table presents a summary of nonperforming assets:

	March 31	December 31
(Dollars in thousands)	2008	2007
Nonaccrual loans	$3,925	$4,249
Loans past due 90 days or more and not included above	1,370	1,508
Total nonperforming loans	5,295	5,757
Foreclosed real estate	32	207
Total nonperforming assets	$5,327	$5,964

Nonperforming loans to total loans	0.90%	1.01%
Nonperforming assets to total assets	0.64%	0.73%
Allowance for loan losses to nonperforming loans	139.61%	127.86%

Net charge-offs increased 151% in the first 3-months of 2008 compared to the first 3-months of 2007 (from $73 thousand to $183 thousand).  Three commercial loans (including one EFI contract) totaling $110 thousand represent 100% of the increase in net charge-offs year over year.   The annualized net charge-off ratio at March 31, 2008 of .13% exceeds the .05% annualized net charge-offs at March 31, 2007 and .09% actual net charge-off ratio at December 31, 2007.

The provision for loan loss expense was $215 thousand for the first quarter of 2008, compared to $150 thousand for the prior year period. The ALLL as a percentage of loans fell slightly from 1.29% at year-end 2007 to 1.26% on March 31, 2008.

The following table presents an analysis of the allowance for loan losses.

Allowance for Loan Losses
			Twelve
	Three Months Ended		Months Ended
	March 31		December 31
(amounts in thousands)	2008	2007	2007
Balance at beginning of period	$7,361	$6,850	$6,850
Charge-offs	(238)	(147)	(818)
Recoveries	55	74	339
Net loans (charged-off)	$(183)	$(73)	$(479)
Provision for loan losses	215	150	990
Balance at end of period	$7,393	$6,927	$7,361

Allowance as a percent of loans	1.26%	1.29%	1.29%

Annualized net loans charged-off as a percentage of average loans	0.13%	0.05%	0.09%

Management monitors the adequacy of the allowance for loan losses on an ongoing basis and reports its adequacy assessment monthly to the Board of Directors.  Management is confident in the adequacy of the loan losses.

Economy

The Corporation operates in Franklin, Cumberland, Fulton and Huntingdon Counties, PA. The economic conditions in this market continue to be strong and unemployment rates continue to remain low in comparison to state and national levels. The Corporation is not overly dependent on any one industry within its market area and the industries located in its market area are well diversified. Housing prices have remained stable or declined only slightly; however, housing sales have slowed. The Corporation’s market area has not been greatly affected by increased home foreclosures, as have many areas of the country.

Unlike many companies, the assets and liabilities of the Corporation are financial in nature. As such, interest rates and changes in interest rates may have a more significant effect on the Corporation’s financial results than on other types of industries. Because of this, the Corporation watches the actions of the Federal Reserve Open Market Committee (FOMC) as it makes decisions about interest rate changes. The Fed began to decrease rates in September 2007, when it decreased the federal funds target rate by 50 basis points.  The FOMC continued this trend through the end of 2007 and the first quarter of 2008, decreasing interest rates 5 additional times from a change of 25 basis points to as high as 75 basis points.

The fed funds rate ended at 2.25% at the end of the first quarter of 2008. On April 30, 2008, the FOMC decreased the fed funds target rate 25 basis points to 2.00% in an effort to provide more stimulus to the economy. Most economic forecasts believe this may be the last rate cut.  A decrease in short-term rates and a return to a positively sloped yield curve should have a positive effect on the Corporation’s performance. A flat yield curve or a shift to a negative slope could have a negative effect on the Corporation’s performance.

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

Historically, the Corporation has satisfied its liquidity needs from earnings, repayment of loans and amortizing investment securities, maturing investment securities, loan` sales, deposit growth and its ability to access existing lines of credit.  All investments are classified as available for sale; therefore, securities that are not pledged as collateral for borrowings are an additional source of readily available liquidity, either by selling the security or, more preferably, to provide collateral for additional borrowing.  At March 31, 2008, the Bank had approximately $119 million of its investment portfolio pledged as collateral.  Another source of liquidity for the Bank is a line of credit with the Federal Home Loan Bank of Pittsburgh (FHLB).  At March 31, 2008, the Bank had approximately $221 million available on this line of credit. In addition, the Bank had a $10 million line of credit at a correspondent bank and approximately $8 million in funding available at the Federal Reserve Discount Window. The Bank also has the ability to access other funding sources including wholesale borrowings and brokered CDs.

Due to the current disruptions in the real estate and mortgage markets, the FHLB has chosen to implement more conservative collateral ratings for mortgage-backed securities and 1-4 family residential mortgage collateral.  The collateral ratings are used by FHLB to calculate the Corporation’s available line of credit.  The reduction in collateral ratings will take effect May 1, 2008 and will result in a decrease of approximately $30 million in the available credit on the Corporation’s line of credit with the FHLB.

Off Balance Sheet Commitments and Contractual Obligations

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk.  These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments.  Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation.  Unused commitments and standby letters of credit totaled $175.2 million and $158.8 million, respectively, at March 31, 2008 and December 31, 2007.

The Corporation has also entered into interest rate swap agreements as part of its interest rate risk management strategy.  At March 31, 2008 there was one open swap contract with a notional amount of $5 million and a maturity date of July 11, 2008.

The Corporation has entered into various contractual obligations to make future payments.  These obligations include time deposits, long-term debt, operating leases, deferred compensation and pension payments.  These amounts have not changed materially from those reported in the Corporation’s 2007 Annual Report on Form 10-K.

PART I, Item 3

Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the Corporation’s exposure to market risk during the three months ended March 31, 2008. For more information on market risk refer to the Corporation’s 2007 Annual Report on Form 10-K.

PART I, Item 4

Controls and Procedures

Evaluation of Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2008, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Changes in Internal Controls

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of March 31, 2008, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on this assessment, management concluded that, as of March 31, 2008, the Corporation’s internal control over financial reporting is effective based on those criteria.

There were no changes during the three months ended March 31, 2008 in the Corporation’s internal control over financial reporting which materially affected, or which are reasonably likely to affect, the Corporation’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1.   Legal Proceedings

None

Item 1A. Risk Factors

There were no material changes in the Corporation’s risk factors during the three months ended March 31, 2008. For more information, refer to the Corporation’s 2007 Annual Report on Form 10-K.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The Corporation announced a stock repurchase plan on July 13, 2007 to repurchase up to 100,000 shares of the Corporation’s common stock over a 12 month time period. The following chart reports stock repurchases made during the first quarter of 2008 and the total shares repurchased under this plan:

		Weighted	Total Number of	Number of Shares
		Average	Shares Purchased	that May Yet Be
	Number of	Price Paid	as Part of Publicly	Purchased Under
Period	Shares Purchased	per Share	Announced Program	Program
January 2008	8,628	$23.97	27,486	72,514
February 2008	1,400	23.65	28,886	71,114
March 2008	7,620	23.52	36,506	63,494
Total	17,648	$23.75

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

Franklin Financial Services Corporation

May 8, 2008	/s/ William E. Snell, Jr.
William E. Snell, Jr.
President and Chief Executive Officer

May 8, 2008	/s/ Mark R. Hollar
Mark R. Hollar
Treasurer and Chief Financial Officer