Form 10-Q
period 2008-06-30
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2008-08-11
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008,
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
There were 3,821,440 outstanding shares of the Registrant’s common stock as of July 31, 2008.

Part I FINANCIAL INFORMATION
Item 1 Financial Statements
Consolidated Balance Sheets
(Amounts in thousands, except per share data)
(unaudited)

	June 30	December 31
	2008	2007

Assets
Cash and due from banks	$23,237	$17,871
Fed funds sold	—	7,400
Interest bearing deposits in other banks	146	220

Total cash and cash equivalents	23,383	25,491
Investment securities available for sale	153,858	164,990
Restricted stock	4,883	3,916
Loans held for sale	—	476
Loans	615,064	571,617
Allowance for loan losses	(7,503)	(7,361)

Net Loans	607,561	564,256
Premises and equipment, net	14,183	13,862
Bank owned life insurance	18,547	18,215
Goodwill	8,520	8,520
Other intangible assets	2,529	2,710
Equity method investment	3,955	4,077
Other assets	14,773	13,858

Total Assets	$852,192	$820,371

Liabilities
Deposits
Demand (non-interest bearing)	$90,756	$84,920
Savings and interest checking	336,032	361,243
Time	177,055	160,114

Total Deposits	603,843	606,277

Securities sold under agreements to repurchase	72,669	68,157
Short-term borrowings	17,050	—
Long-term debt	72,446	59,714
Other liabilities	8,355	8,581

Total Liabilities	774,363	742,729

Shareholders’ equity
Common stock $1 par value per share, 15,000 shares authorized with 4,299 shares issued, and 3,829 shares and 3,845 shares outstanding at June 30, 2008 and December 31, 2007, respectively	4,299	4,299
Capital stock without par value, 5,000 shares authorized with no shares issued or outstanding	—	—
Additional paid in capital	32,799	32,620
Retained earnings	50,474	47,946
Accumulated other comprehensive income (loss)	(1,396)	664
Treasury stock, 470 shares and 454 shares at cost at June 30, 2008 and December 31, 2007, respectively	(8,347)	(7,887)

Total Shareholders’ Equity	77,829	77,642

Total Liabilities and Shareholders’ Equity	$852,192	$820,371

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Income
(Amounts in thousands, except per share data)
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30		June 30
	2008	2007	2008	2007

Interest Income
Loans, including fees	$9,393	$9,958	$19,036	$19,504
Interest and dividends on investments:
Taxable interest	1,253	1,631	2,618	3,229
Tax exempt interest	524	579	1,087	1,139
Dividend income	69	82	144	167
Federal funds sold	4	205	36	257
Deposits and obligations of other banks	2	9	5	20

Total interest income	11,245	12,464	22,926	24,316

Interest Expense
Deposits	2,597	4,700	5,452	9,264
Securities sold under agreements to repurchase	350	1,103	958	2,016
Short-term borrowings	49	9	63	33
Long-term debt	786	431	1,477	920

Total interest expense	3,782	6,243	7,950	12,233

Net interest income	7,463	6,221	14,976	12,083
Provision for loan losses	290	300	505	450

Net interest income after provision for loan losses	7,173	5,921	14,471	11,633

Noninterest Income
Investment and trust services fees	845	868	1,760	1,863
Loan service charges and fees	225	163	402	314
Mortgage banking activities	245	237	136	326
Deposit service charges and fees	633	597	1,226	1,145
Other service charges and fees	314	310	613	589
Increase in cash surrender value of life insurance	166	163	331	323
Equity method investments	44	32	(122)	(25)
Other	(18)	38	3	91
Impairment writedowns on equity securities	(211)	(32)	(432)	(32)
Gains on sale of securities, net	—	6	329	284

Total noninterest income	2,243	2,382	4,246	4,878

Noninterest Expense
Salaries and benefits	2,982	2,736	6,083	5,551
Net occupancy expense	450	434	909	820
Furniture and equipment expense	210	249	426	503
Advertising	455	478	769	748
Legal and professional fees	276	255	524	522
Data processing	413	323	770	702
Pennsylvania bank shares tax	167	170	337	341
Intangible amortization	90	90	181	181
Other	990	855	1,884	1,914

Total noninterest expense	6,033	5,590	11,883	11,282

Income before Federal income taxes	3,383	2,713	6,834	5,229
Federal income tax expense	932	654	1,852	1,106

Net income	$2,451	$2,059	$4,982	$4,123

Per share data
Basic earnings per share	$0.64	$0.54	$1.30	$1.07
Diluted earnings per share	$0.64	$0.53	$1.30	$1.07
Cash dividends declared	$0.27	$0.26	$0.53	$0.51
The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Changes in Shareholders’ Equity
for the Six Months Ended June 30, 2008 and 2007
(unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
(Dollars in thousands, except per share data)	Stock	Capital	Earnings	Income (Loss)	Stock	Total

Balance at December 31, 2006	$4,299	$32,251	$42,649	$236	$(7,821)	$71,614

Comprehensive income:
Net income	—	—	4,123	—	—	4,123
Unrealized loss on securities, net of reclassification adjustments and taxes	—	—	—	(1,368)	—	(1,368)
Unrealized gain on hedging activities, net of reclassification adjustments and taxes	—	—	—	11	—	11

Total Comprehensive income						2,766

Cash dividends declared, $.51 per share	—	—	(1,960)	—	—	(1,960)
Common stock issued under stock option plans	—	23	—	—	65	88
Acquisition of 3,050 shares of treasury stock	—	—	—	—	(83)	(83)
Treasury shares issued to dividend reinvestment plan	—	131	—	—	215	346
Stock option compensation	—	85	—	—	—	85

Balance at June 30, 2007	$4,299	$32,490	$44,812	$(1,121)	$(7,624)	$72,856

Balance at December 31, 2007	$4,299	$32,620	$47,946	$664	$(7,887)	$77,642

Comprehensive income:
Net income	—	—	4,982	—	—	4,982
Unrealized loss on securities, net of reclassification adjustments and taxes	—	—	—	(1,983)	—	(1,983)
Unrealized loss on hedging activities, net of reclassification adjustments and taxes	—	—	—	(77)	—	(77)

Total Comprehensive income				—		2,922

Cash dividends declared, $.53 per share	—	—	(2,032)	—	—	(2,032)
Cumulative adjustment for change in accounting principle			(422)			(422)
Acquisition of 30,483 shares of treasury stock	—	—	—	—	(721)	(721)
Treasury shares issued to dividend reinvestment plan	—	95	—	—	261	356
Stock option compensation	—	84	—	—	—	84

Balance at June 30, 2008	$4,299	$32,799	$50,474	$(1,396)	$(8,347)	$77,829

The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended June 30
(Amounts in thousands)	2008	2007
Cash flows from operating activities
Net income	$4,982	$4,123
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	649	642
Net accretion of loans and investment securities	(142)	(491)
Stock option compensation expense	84	85
Amortization and net change in mortgage servicing rights valuation	106	(48)
Amortization of intangibles	181	181
Provision for loan losses	505	450
Net losses (gains) on sales of securities and impairment writedowns	103	(252)
Loans originated for sale	(3,040)	(13,181)
Proceeds from sales of loans	3,578	11,335
Gain on sales of loans	(62)	(99)
Loss on sales or disposal of premises and equipment	—	5
Increase in cash surrender value of life insurance	(331)	(323)
Loss on equity method investments	122	25
Contribution to pension plan	(333)	—
Decrease (increase) in interest receivable and other assets	72	(8)
Decrease in interest payable and other liabilities	(489)	(423)
Other, net	(129)	(54)

Net cash provided by operating activities	5,856	1,967

Cash flows from investing activities
Proceeds from sales of investment securities available for sale	3,266	10,425
Proceeds from maturities of investment securities available for sale	29,153	43,716
Purchase of investment securities available for sale	(24,136)	(54,399)
Net (decrease) increase in restricted stock	(967)	247
Net increase in loans	(44,027)	(31,193)
Proceeds from sale of other real estate owned	207	—
Capital expenditures	(923)	(843)

Net cash used in investing activities	(37,427)	(32,047)

Cash flows from financing activities
Net (decrease) increase in demand deposits, NOW accounts and savings accounts	(19,375)	31,518
Net increase (decrease) in certificates of deposit	16,941	(4,622)
Net increase in short term borrowings	21,562	5,836
Long term debt payments	(3,325)	(5,430)
Long term debt advances	16,057	—
Dividends paid	(2,032)	(1,960)
Common stock issued to dividend reinvestment plan	356	346
Common stock issued under stock option plans	—	88
Purchase of treasury shares	(721)	(83)

Net cash provided by financing activities	29,463	25,693

Decrease in cash and cash equivalents	(2,108)	(4,387)
Cash and cash equivalents as of January 1	25,491	22,148

Cash and cash equivalents as of June 30	$23,383	$17,761

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest on deposits and other borrowed funds	$8,186	$12,160
Income taxes	$1,855	$2,165
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
In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of June 30, 2008, and for all periods presented have been made.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s 2007 Annual Report on Form 10-K. The results of operations for the period ended June 30, 2008 are not necessarily indicative of the operating results for the full year.
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
Earnings per share is computed based on the weighted average number of shares outstanding during each period end. A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

	For the three months ended		For the six months ended
	June 30		June 30
(Amounts in thousands)	2008	2007	2008	2007
Weighted average shares outstanding (basic)	3,833	3,846	3,835	3,842
Impact of common stock equivalents	2	8	3	9

Weighted average shares outstanding (diluted)	3,835	3,854	3,838	3,851

Note 2 — Comprehensive Income
Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on available-for-sale securities and derivatives and the change in plan assets and benefit obligations on the Bank’s pension plan, net of tax, that are recognized as separate components of shareholders’ equity.
The components of other comprehensive income (loss) and related tax effects are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30		June 30
(Amounts in thousands)	2008	2007	2008	2007
Net Income	$2,451	$2,059	$4,982	$4,123

Securities:
Unrealized losses arising during the period	(2,276)	(1,843)	(3,109)	(1,822)
Reclassification adjustment for losses (gains) included in net income	211	26	103	(252)

Net unrealized losses	(2,065)	(1,817)	(3,006)	(2,074)
Tax effect	702	618	1,023	706

Net of tax amount	(1,363)	(1,199)	(1,983)	(1,368)

Derivatives:
Unrealized (losses) gains arising during the period	(187)	12	(232)	9
Reclassification adjustment for losses included in net income	78	5	116	8

Net unrealized (losses) gains	(109)	17	(116)	17
Tax effect	38	(5)	39	(6)

Net of tax amount	(71)	12	(77)	11

Total other comprehensive loss	(1,434)	(1,187)	(2,060)	(1,357)

Total Comprehensive Income	$1,017	$872	$2,922	$2,766

The components of accumulated other comprehensive income (loss) included in shareholders’ equity are as follows:

	June 30
(Amounts in thousands)	2008	2007
Net unrealized gains (losses) on securities	$(1,862)	$333
Tax effect	633	(113)

Net of tax amount	(1,229)	220

Net unrealized losses on derivatives	(165)	(20)
Tax effect	56	7

Net of tax amount	(109)	(13)

Accumulated pension adjustment	(87)	(2,012)
Tax effect	29	684

Net of tax amount	(58)	(1,328)

Total accumulated other comprehensive income (loss)	$(1,396)	$(1,121)

Note 3 — Guarantees
The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Bank generally holds collateral and/or personal guarantees supporting these commitments. The Bank had $32.7 million standby letters of credit as of June 30, 2008 and $24.6 million as of December 31, 2007. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The amount of the liability as of June 30, 2008 and December 31, 2007 for guarantees under standby letters of credit issued was not material.
Note 4 — Pensions
The components of pension expense for the periods presented are as follows:

	Three months ended		Six months ended
	June 30		June 30
(Amounts in thousands)	2008	2007	2008	2007
Components of net periodic benefit cost:
Service cost	$90	$92	$180	$183
Interest cost	170	181	340	362
Expected return on plan assets	(232)	(230)	(464)	(460)
Amortization of prior service cost	(33)	23	(77)	47

Net periodic (benefit) cost	$(5)	$66	$(21)	$132

The Bank closed its pension plan to new employees as of April 1, 2007. In addition, effective January 1, 2008, the Bank changed its existing pension plan to a career average formula from a final average formula. The Bank contributed $333 thousand to its pension plan during the second quarter of 2008. This amount represents the minimum required contribution as defined in the Pension Protection Act. The Bank does not expect to make any additional contributions in 2008.
Note 5 — Fair Value Measurements
The Corporation reports the fair value of certain assets and liabilities in its balance sheet on a recurring basis. The valuation techniques and inputs used to measure fair value are defined as follows:
•	Level 1, quoted prices in active markets for identical assets or liabilities,

•	Level 2, quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in inactive markets; or other observable inputs, and

•	Level 3, unobservable inputs using the reporting entity’s own assumptions about what market participants would use in pricing the asset or liability.

The assets and liabilities reported at fair value as of June 30, 2008 and the corresponding valuation technique are shown below:

		Fair Value Measurements at Reporting
	Fair Value at	Date Using the Following Valuation Inputs
(Dollars in Thousands)	June 30, 2008	Level 1	Level 2	Level 3
Asset Description
Investment securities available for sale	$158,741	$2,536	$156,205	$—
Mortgage servicing rights	1,527	—	—	1,527

	$160,268	$2,536	$156,205	$1,527

Liability Description
Interest rate swaps	$165		$165
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
Interest rate swaps: The interest rate swaps are valued using a discounted cash flow model that uses verifiable market environment inputs to calculate the fair value. This method is not dependant on the input of any significant judgments or assumptions by Management.
A reconcilement of the beginning and ending balance of the asset valued with Level 3 inputs is shown below:
Fair Value Measurements Using Level 3 Inputs

Mortgage Servicing Rights

Balance at December 31, 2007	$1,590
Total gains or losses (realized/unrealized)
Included in earnings (or net change in assets)	(106)
Included in other comprehensive income	—
Purchases, issuances, and settlements	43
Transfers in and/or out of Level 3	—

Balance June 30, 2008	$1,527

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—

Note 6 — Recent Accounting Pronouncements
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

SFAS No. 157 “Fair Value Measurements”
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Corporation adopted SFAS No. 157 effective January 1, 2008.
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
SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133”
In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (Statement 161). Statement 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. Statement 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 has been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Corporation is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.
FASB Statement No. 162“The Hierarchy of Generally Accepted Accounting Principles”
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Corporation is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.
FSP FAS 142-3 “Determination of the Useful Life of Intangible Assets”
In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Corporation is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

Note 7 — Reclassifications
Certain prior period amounts may have been reclassified to conform to the current year presentation. Such reclassifications did not affect reported net income.
Note 8 — Acquisition
On July 26, 2008, Franklin Financial Services Corporation, holding company of Farmers & Merchants Trust Company of Chambersburg, and Community Financial, Inc. (Community) have announced the execution of an agreement and plan of merger under which Community will merge with and into Franklin. Community is the holding company of Community Trust Company, a Pennsylvania trust company headquartered in Camp Hill, Pennsylvania. In connection with the holding company merger, Community Trust Company will merge with and into Farmers and Merchants Trust Company. The merger is expected to be completed in 2008, pending regulatory approval.

Part I, Item 2
Management’s Discussion and Analysis of Results of Operations and Financial Condition
For the Three and Six Month Periods Ended June 30, 2008 and 2007
Forward Looking Statements
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
Critical Accounting Policies
Management has identified critical accounting policies for the Corporation to include Allowance for Loan Losses, Mortgage Servicing Rights, Financial Derivatives, Temporary Investment Impairment, Stock-based Compensation and Goodwill. There were no changes to the critical accounting policies disclosed in the 2007 Annual Report on Form 10-K in regards to application or related judgements and estimates used. Please refer to Item 7 of the Corporation’s 2007 Annual Report on Form 10-K for a more detailed disclosure of the critical accounting policies.
Results of Operations
Summary
The Corporation reported net income for the six months ended June 30, 2008 of $5.0 million. This is a 20.8% increase versus net income of $4.1 million for the same period in 2007. Total revenue (interest income and noninterest income) decreased $2.0 million year-over-year, due primarily to lower interest income. The provision for loan losses was $505 thousand for the period, $55 thousand more than in 2007. Diluted earnings per share increased from $1.07 in 2007 to $1.30 in 2008. Total assets were $852.2 million at June 30, 2008, up 3.9% from year-end 2007. During 2008, net loans grew to $607.6 million, while total deposits fell slightly to $603.8 million.
Other key performance ratios for the six months ended June 30, 2008, (on an annualized basis) are listed below:

	2008	2007
Return on average equity (ROE)	12.51%	11.20%
Return on average assets (ROA)	1.19%	1.00%
Return on average tangible average equity(1)	15.21%	14.08%
Return on average tangible average assets(1)	1.25%	1.07%

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
Average Equity less Average Intangible Assets
A more detailed discussion of the operating results for the three and six months ended June 30, 2008 follows:
Net Interest Income
Comparison of the six months ended June 30, 2008 to the six months ended June 30, 2007:
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
Interest income decreased by $1.4 million during the period to $22.9 million. Average interest-earning assets increased by $18.8 million from the first half of 2007. However, the yield on these assets decreased by 60 basis points and this was the primary cause for the decrease in interest income. Most of the decrease in interest income occurred in the loan and tax-exempt investment portfolios. Total average loans increased by $47.5 million from the prior year period while the average yield fell from 7.30% to 6.48%, which caused the decrease in interest income on loans. The majority of the loan growth occurred in the commercial loan portfolio, which increased $56.4 million on average from 2007 to 2008. The consumer loan portfolio reported an increase in the average outstanding balance year over year from the Bank’s home equity promotions, while the mortgage portfolio reported a decrease in the average outstanding balance during the same period as run-off continues. Maturities in the investment portfolio led to a decrease in the average outstanding balance and a corresponding decrease in interest income.
Interest expense was $8.0 million year-to-date, a decrease of $4.3 million from the prior year period. Interest-bearing liabilities averaged $655.7 million for the first six months of 2008, an increase of $14.0 million over the 2007 average. The cost of these liabilities decreased from 3.84% to 2.44% year over year. Average interest-bearing deposits decreased $17.7 million and the cost decreased from 3.56% to 2.16%. The decrease in interest-bearing deposits occurred mainly in the Money Management product, as the average balance decreased $8.3 million year over year. As the rate on this product is tied to short-term market rates, the decrease in the average balance along with the decrease in rates was the primarily cause of the decrease in interest-bearing deposit expense. Securities sold under agreements to repurchase (Repos) have decreased $3.9 million on average over the prior year and the average rate has decreased from 5.03% to 2.50%, as this product is also tied to short-term market rates. The average balance of long-term debt increased over $31.7 million due to the Bank taking additional advances from the Federal Home Loan Bank of Pittsburgh (FHLB) and was the primary reason for the increase in interest expense for this liability.

The changes in the balance sheet and interest rates resulted in an increase in net interest income of $2.9 million to $15.0 million for the first half of 2008 compared to $12.1 million for the first half of 2007, an increase of 23.9%. While many financial institutions have experienced margin compression, the Bank has seen its net interest margin improve from 3.47% for the first half of 2007 to 4.10% in the first half of 2008. The improvement in the net interest margin is due to the cost of interest-bearing liabilities decreasing more rapidly than the yield on interest-earning assets. As assets continue to reprice downward, the Bank does not expect a continued improvement in the net interest margin.
The following table shows a comparative analysis of average balances, asset yields and funding costs for the six months ended June 30, 2008 and 2007. All income and expense amounts have been adjusted to a tax-equivalent basis using a tax rate of 34%. These components drive changes in net interest income.

	For the Six Months Ended June 30
	2008			2007
		Tax			Tax
	Average	Equivalent	Average	Average	Equivalent	Average
(Dollars in thousands)	balance	Interest	yield/rate	balance	Interest	yield/rate
Interest-earning assets
Federal funds sold and interest bearing balances	$2,370	$41	3.42%	$10,273	$277	5.36%
Investment securities	164,123	4,344	5.29%	184,847	5,013	5.47%
Loans	590,631	19,177	6.48%	543,180	19,651	7.30%

Total interest-earning assets	$757,124	23,562	6.21%	$738,300	24,941	6.81%

Interest-bearing liabilities
Interest-bearing deposits	$506,711	5,452	2.16%	$524,433	9,264	3.56%
Securities sold under agreements to repurchase	76,866	958	2.50%	80,761	2,016	5.03%
Short-term borrowings	5,123	63	2.47%	1,192	33	5.58%
Long-term debt	66,992	1,477	4.42%	35,299	920	5.26%

Total interest-bearing liabilities	$655,692	7,950	2.44%	$641,686	12,233	3.84%

Interest spread			3.77%			2.97%
Net interest income/Net interest margin		15,612	4.10%		12,708	3.47%
Tax equivalent adjustment		(636)			(624)

Net interest income		$14,976			$12,083

Comparison of the three months ended June 30, 2008 to the three months ended June 30, 2007:
Net interest income for the quarter was $7.5 million and represents an increase of $1.2 million over net interest income of $6.2 million in the second quarter of 2007. Interest income decreased $1.2 million (-9.8%) during the quarter, to $11.2 million as compared to $12.5 million in the prior year quarter. The majority of the decrease in interest income occurred in the loan and investment portfolios. Even though the average outstanding balance of the loan portfolio reported an increase of $50.9 million quarter over quarter, interest income from the loan portfolio decreased during the quarter compared to the prior year, caused by a reduction in rates. The increase in the average balance in the loan portfolio was primarily from commercial loans. The decrease in interest income from investments was primarily due to lower average balances during the quarter from maturities in the investment portfolio.

Interest expense was $3.8 million for the quarter, a decrease of $2.5 million from the prior year quarter. The largest contributor to the decrease in interest expense was the expense of interest-bearing deposits. Interest expense on interest-bearing deposits decreased $2.1 million quarter over quarter as average balances decreased $25.7 million. The largest decrease in this category came from the Money Management product, decreasing $23.8 million in average balance quarter over quarter. As the rate on this product is tied to short-term market rates, the decrease in the average balance along with the decrease in rates caused a decrease in interest expense. The average balance of the Repo product for the second quarter of 2008 decreased $11.5 million as compared to the same quarter in 2007. The increase of $355 thousand in interest expense for long-term debt was due to an increase of $39.0 million in the average balance quarter over quarter, as the Bank took additional advances from the FHLB at the end of 2007 and the beginning of 2008 to lock in lower rates.
Provision for Loan Losses
The Corporation recorded $505 thousand in provision expense during the first six months of 2008 versus $450 thousand for the same period in 2007. For the second quarter of 2008, provision expense was $290 thousand versus $300 thousand for the same period in 2007. For more information concerning loan quality and the allowance for loan losses, refer to the Asset Quality discussion.
Noninterest Income
Comparison of the six months ended June 30, 2008 to the six months ended June 30, 2007:
For the first six months of 2008, noninterest income, excluding impairment writedowns on equity securities and gains on sales of securities, totaled $4.3 million. This represents a decrease of $277 thousand from the 2007 total of $4.6 million. The decrease in investment and trust services income is from higher than normal estate fees recognized in 2007. The increase in loan service charges and fees was primarily due to commercial loan fees (up $110 thousand). The decrease in mortgage banking fees resulted from a smaller net impairment charge on mortgage servicing rights in 2008 ($50 thousand) compared to 2007 ($191 thousand). The increase in deposit service charges and fees was due to an increase in account analysis fees (up $62 thousand) and the increase in other service charges and fees was from an increase in fee income from the use of the Bank’s debit card (up $44 thousand). The Corporation has an investment in American Home Bank, N.A. and is accounted for using the equity method of accounting. This investment produced a loss of $122 thousand year-to-date. Gains on sales of securities totaled $329 thousand in 2008 versus $284 thousand the prior year. The Corporation took impairment charges of $432 thousand on six bank stocks in its equity portfolio in the first half of 2008 that partially offset the gains of $329 thousand. The price of bank stocks continues to be very volatile and Management is closely monitoring the value of its equity portfolio. It is possible that additional write-downs may be required during the remainder of 2008.
Comparison of the three months ended June 30, 2008 to the three months ended June 30, 2007:
Noninterest income, excluding impairment writedowns on equity securities and gains on sales of securities, was $2.5 million in the second quarter, an increase of $46 thousand from the second quarter of 2007 total of $2.4 million. Investment and trust service fees decreased $23 thousand in the second quarter of 2008 versus the prior year period, because of higher than normal estate fees recognized in 2007. Loan service charges and fees increased $62 thousand quarter over quarter. This increase was due primarily due to commercial loan fees. Mortgage banking activities increased from 2007 as the result of the reversal of previously recorded impairment charges on mortgage servicing rights of $222 thousand in 2008 versus a reversal of impairment charges of $157 thousand in 2007.

Deposit service charges and fees increased primarily due to an increase in account analysis fees, as lower rates produced lower earnings credits, and thus higher account analysis fees. The Corporation’s investment in American Home Bank, N.A. produced income of $44 thousand in the second quarter of 2008, compared to income of $32 thousand in the second quarter of 2007. Other income decreased quarter over quarter due to an insurance settlement that was recorded in 2007. No securities gains were recognized in the second quarter of 2008 compared to gains of $6 thousand recognized in the second quarter of 2007. However, the Corporation took impairment charges of $211 thousand on two bank stocks in its equity portfolio in the second quarter of 2008.
Noninterest Expense
Comparison of the six months ended June 30, 2008 to the six months ended June 30, 2007:
Year-to-date noninterest expense for 2008 was $11.9 million. This is $600 thousand more than the 2007 expense of $11.3 million. Most categories of noninterest expense increased from 2007. The largest dollar increase occurred in the salary and benefit category that reported an increase of $532 thousand during 2008. Of this increase, approximately $448 thousand is an increase in salary expense due to annual performance increases. Health insurance (up $55 thousand) and the 401(k) match (up $50 thousand) contributed to the increase in employee benefits. Pension expense decreased in 2008 compared to 2007 ($154 thousand) as a result of changes made to the plan. The Bank’s pension plan was closed to new participants as of April 1, 2007 and effective January 1, 2008 the pension plan was changed to a career average formula for all participants. In 2008, the Corporation began recognizing a liability related to the postretirement benefits covered by split-dollar life insurance arrangements. For the first half of 2008, this net expense totaled $13 thousand. Stock option expense for the first half of 2008 totaled $85 thousand. These stock options were awarded in the first quarter of 2008 under the Corporation’s Incentive Stock Option Plan with a fair value of approximately $112 thousand. These options have a 6-month vesting period and will be fully expensed in 2008. Occupancy and equipment costs and advertising costs are up approximately $20 thousand each over 2007 due to the opening of a new office in 2007. Data processing expenses are up $68 thousand and relate to the installation of a new check processing system. Other operating expenses decreased $30 thousand during the first half of 2008 compared to 2007, as the 2007 expense included a prepayment penalty on an FHLB term debt payoff. However, this decrease was partially offset by an increase of $69 thousand in FDIC insurance, as the Bank has almost fully used the assessment credits.
Comparison of the three months ended June 30, 2008 to three months ended June 30, 2007:
During the second quarter of 2008, noninterest expense increased $443 thousand to $6.0 million from $5.6 million in 2007. Most categories of noninterest expense increased quarter over quarter. Salaries and benefits increased $246 thousand in 2008. Within this category, employee salaries increased $223 thousand, due to annual performance increases, while the 401(k) match increased $28 thousand and the Bank’s health insurance increased $12 thousand. Pension expense decreased $71 thousand in the second quarter, due to changes to the pension plan. In 2008, the Corporation began recognizing a liability related to the postretirement benefits covered by split-dollar life insurance arrangements. For the second quarter, this net expense totaled $7 thousand. Stock option expense remained steady at $56 thousand. Occupancy expense increased $16 thousand, due to the opening of a new office in 2007, while furniture and equipment expense was down $39 thousand and advertising expense decreased $23 thousand. Data processing expense increased $90 thousand, due to the installation of a new check processing system and other noninterest expense increased $135 thousand during the quarter including increases in FDIC insurance (up $69 thousand) and loan collection expense (up $62 thousand).

Income taxes
Federal income tax expense was $1.9 million in 2008 and $1.1 million for 2007. This expense resulted in an effective tax rate for 2008 of 27.1% and 21.2% for 2007. The increase is primarily caused by a decrease in the Corporation’s ratio of tax-free income to taxable income. All taxable income for the Corporation is taxed at a rate of 34%.
Financial Condition
At June 30, 2008, assets totaled $852.2 million, an increase of $31.8 million from the 2007 year-end balance of $820.4 million. The mix of assets has changed since year-end as loan growth is outpacing deposit growth. Fed funds sold have decreased from the year-end balance of $7.4 million to zero, due to the reinvestment in the loan portfolio. Likewise, maturities and cash-flow from the investment portfolio have been used to fund loan growth, resulting in a decrease in the investment portfolio of $11.1 million. Net loans have increased $43.3 million since year-end. Commercial lending activity continues to be good and these balances have increased more than $44.5 million. However, the growth in commercial loans was partially offset by a decrease of approximately $6.4 million in the residential mortgage loan portfolio. The mortgage portfolio is expected to continue to run-off as the Bank began a new mortgage program at the beginning of 2008 that will allow it to originate mortgages on behalf of many large mortgage companies. The Bank will originate the loan for a fee, but will not fund the loan nor will it service the loan. The core deposit intangible continues to be amortized over the estimated useful life of the acquired core deposits and has an estimated remaining life of approximately 7 years.
Total deposits decreased $2.4 million during the first half of 2008 to $603.8 million from year-end 2007. Non-interest bearing deposits increased $5.8 million and time deposits increased $16.9 million, but were offset by decreases in interest-bearing checking accounts, NOW accounts, Money Management accounts and savings accounts. Savings and interest-bearing checking deposits decreased by $25.2 million, as depositors searched for higher interest rates. The Money Management product saw the biggest decrease, $31.1 million, which in part was rate driven, as the rate is indexed to short-term interest rates that reached the lowest level in 5 years. The Repo balance increased to $72.7 million from year-end. As of June 30, 2008, the Bank had $17.1 million borrowed on a line of credit with the FHLB. Long-term debt from the FHLB increased $12.7 million as the Bank chose to take advantage of low interest rates and lock in funding costs.
Total shareholders’ equity remained flat at $77.8 million at June 30, 2008, compared to $77.6 million at the end of 2007. The increase in retained earnings from the Corporation’s net income of $5.0 million was partially offset by the cash dividend of $2.0 million and the cumulative-effect adjustment of $422 thousand for the adoption of EITF 06-04. Accumulated Other Comprehensive Income decreased $2.1 to a loss of $1.4 million at June 30, 2008 due primarily to a decline in the market value of investment securities available for sale. The Corporation repurchased 30,483 shares of its common stock for $721 thousand during the first half of 2008.

Capital adequacy is currently defined by regulatory agencies through the use of several minimum required ratios. At June 30, 2008, the Corporation was well capitalized as defined by the banking regulatory agencies. Regulatory capital ratios for the Corporation and the Bank are shown below:

			Regulatory Ratios
	June 30,	December 31,		Well Capitalized
	2008	2007	Minimum	Minimum
Total Risk Based Capital Ratio (1)
Franklin Financial Services Corporation	11.70%	12.28%	8.00%	n/a
Farmers & Merchants Trust Company	10.35%	10.63%	8.00%	10.00%

Tier 1 Capital Ratio (2)
Franklin Financial Services Corporation	10.55%	11.05%	4.00%	n/a
Farmers & Merchants Trust Company	9.18%	9.39%	4.00%	6.00%

Leverage Ratio (3)
Franklin Financial Services Corporation	8.32%	8.18%	4.00%	n/a
Farmers & Merchants Trust Company	7.20%	6.91%	4.00%	5.00%

(1)	Total risk-based capital / total risk-weighted assets

(2)	Tier 1 capital / total risk-weighed assets

(3)	Tier 1 capital / average quarterly assets
Asset Quality
Nonperforming loans as a percentage of total loans decreased from 1.01% at December 31, 2007 to 0.81% at June 30, 2008. The nonperforming loan ratio of 0.81% compares favorably to the most recent national peer group ratio of 1.22% at March 31, 2008. The decrease in the nonperforming ratio from year end 2007 was primarily the result of payoffs and borrower pay-downs of loans purchased from Equipment Finance LLC (EFI), a wholly owned subsidiary of BLC Bank, N.A. (recently acquired and merged into PNC, N.A). On March 20, 2008 the Bank filed legal action against EFI and related parties for the repurchase of the Bank’s portfolio of EFI loans, based on among other things, misrepresentations and breach of obligations.
The nonaccrual loan balance of $3.8 million is comprised almost entirely of commercial loans ($3.6 million) with EFI loans representing $3.4 million of the total commercial loan nonaccrual balance. Approximately $830 thousand of commercial real estate loans are included in the total loans past due 90 days or more and still accruing. The Corporation did not hold any foreclosed real estate at June 30, 2008.
The following table presents a summary of nonperforming assets:

	June 30	December 31
(Dollars in thousands)	2008	2007
Nonaccrual loans	$3,830	$4,249
Loans past due 90 days or more and not included above	1,167	1,508

Total nonperforming loans	4,997	5,757
Foreclosed real estate	—	207

Total nonperforming assets	$4,997	$5,964

Nonperforming loans to total loans	0.81%	1.01%
Nonperforming assets to total assets	0.59%	0.73%
Allowance for loan losses to nonperforming loans	150.15%	127.86%

Net charge-offs increased 82% in the first half of 2008 to $363 thousand from $199 thousand in the first half of 2007. The increase was the result of a 65% increase in consumer loan net charge-offs and an 86% increase in commercial loan net charge-offs. All commercial loan charge-offs were previously identified through Management’s loan review process. The annualized net charge-off ratio of 0.12% was slightly higher than the actual net charge-off ratio 0.09% at December 31, 2007.
The provision expense for loan losses was $505 thousand for the first six months of 2008, compared to $450 thousand for the same period in 2007. The allowance for loan losses as a percentage of total loans decreased from 1.27% to 1.22% as a result of loan portfolio growth.
The following table presents an analysis of the allowance for loan losses.
Allowance for Loan Losses

					Twelve
	Three Months Ended		Six Months Ended		Months Ended
	June 30		June 30		December 31
(amounts in thousands)	2008	2007	2008	2007	2007
Balance at beginning of period	$7,393	$6,927	$7,361	$6,850	$6,850
Charge-offs	(220)	(226)	(458)	(373)	(818)
Recoveries	40	100	95	174	339

Net loans (charged-off)	(180)	(126)	(363)	(199)	(479)
Provision for loan losses	290	300	505	450	990

Balance at end of period	$7,503	$7,101	$7,503	$7,101	$7,361

Allowance as a percent of loans			1.22%	1.27%	1.29%

Annualized net loans charged-off as a percentage of average loans			0.12%	0.07%	0.09%
Management monitors the adequacy of the allowance for loan losses on an ongoing basis and reports its adequacy assessment monthly to the Board of Directors. Management believes the allowance for loan losses is adequate.
Economy
The Corporation operates in Franklin, Cumberland, Fulton and Huntingdon Counties, Pennsylvania. The economic conditions in this market continue to be strong and unemployment rates continue to remain low in comparison to state and national levels. The Corporation is not overly dependent on any one industry within its market area and the industries located in its market area are well diversified. Housing prices have remained stable or declined only slightly; however, housing sales have slowed. The Corporation’s market area has not been greatly affected by increased home foreclosures, as have many areas of the country. The Bank’s twenty-fifth community banking office is scheduled to open during the third quarter of 2008 in Chambersburg, Pennsylvania.
Unlike many companies, the assets and liabilities of the Corporation are financial in nature. As such, interest rates and changes in interest rates may have a more significant effect on the Corporation’s financial results than on other types of industries. Because of this, the Corporation watches the actions of the Federal Reserve Open Market Committee (FOMC) as it makes decisions about interest rate changes. The Fed began to decrease rates in September 2007 and continued this trend through the end of 2007 and then through the first half of 2008, decreasing interest rates 8 times from a change of 25 basis points to as high as 75 basis points. The fed funds rate was 2.00% at the end of the second quarter of 2008 and many economic forecasts believe that the Fed will stop cutting rates. A decrease in short-term rates and a return to a positively sloped yield curve should have a positive effect on the Corporation’s performance. A flat yield curve or a shift to a negative slope could have a negative effect on the Corporation’s performance.

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
Historically, the Corporation has satisfied its liquidity needs from earnings, repayment of loans and amortizing investment securities, maturing investment securities, loan` sales, deposit growth and its ability to access existing lines of credit. All investments are classified as available for sale; therefore, securities that are not pledged as collateral for borrowings are an additional source of readily available liquidity, either by selling the security or, more preferably, to provide collateral for additional borrowing. At June 30, 2008, the Bank had approximately $31.2 million of its investment portfolio available for liquidity purposes or to be pledged as collateral. Another source of liquidity for the Bank is a line of credit with the FHLB. At June 30, 2008, the Bank had approximately $138 million available on this line of credit. In addition, the Bank had a $10 million line of credit at a correspondent bank and approximately $8 million in funding available at the Federal Reserve Discount Window. The Bank also has the ability to access other funding sources including wholesale borrowings and brokered CDs.
Due to the current disruptions in the real estate and mortgage markets, the FHLB has chosen to implement more conservative collateral ratings for mortgage-backed securities and 1-4 family residential mortgage collateral. The collateral ratings are used by FHLB to calculate the Bank’s available line of credit. The reduction in collateral ratings took effect May 1, 2008 and resulted in a decrease of approximately $30 million in the available credit on the Bank’s line of credit with the FHLB. The reduction is reflected in the available FHLB line of credit shown above.
Off Balance Sheet Commitments and Contractual Obligations
The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation. Unused commitments and standby letters of credit totaled $178.1 million and $158.8 million, respectively, at June 30, 2008 and December 31, 2007.

During the second quarter of 2008, the Bank entered into two interest rate swap transactions. The swaps were executed to reduce the variability of uncertain cash flows related to variable rate liabilities and were designated as cash flow hedges.
Information regarding the interest rate swaps as of June 30, 2008 follows:
(Dollars in thousands)

Notional	Maturity	Interest Rate		Fair
Amount	Date	Fixed	Variable	Value

$5,000	7/11/2008	5.36%	1.89%	$(6)
$10,000	5/30/2013	3.60%	1.94%	$(60)
$10,000	5/30/2015	3.87%	1.94%	$(99)
The Corporation has entered into various contractual obligations to make future payments. These obligations include time deposits, long-term debt, operating leases, deferred compensation and pension payments. These amounts have not changed materially from those reported in the Corporation’s 2007 Annual Report on Form 10-K.

PART I, Item 3
Quantitative and Qualitative Disclosures about Market Risk
There were no material changes in the Corporation’s exposure to market risk during the six months ended June 30, 2008. For more information on market risk refer to the Corporation’s 2007 Annual Report on Form 10-K.
PART I, Item 4
Controls and Procedures
Evaluation of Controls and Procedures
The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2008, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
Changes in Internal Controls
Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2007, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2007, the Corporation’s internal control over financial reporting is effective based on those criteria.
There were no changes during the six months ended June 30, 2008 in the Corporation’s internal control over financial reporting which materially affected, or which are reasonably likely to affect, the Corporation’s internal control over financial reporting.

Part II — OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
There were no material changes in the Corporation’s risk factors during the six months ended June 30, 2008. For more information, refer to the Corporation’s 2007 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Corporation announced a stock repurchase plan on July 13, 2007 to repurchase up to 100,000 shares of the Corporation’s common stock over a twelve month time period. As of June 30, 2008, 49,341 shares have been purchased under this plan. The following chart reports stock repurchases made during the second quarter of 2008 and the total shares repurchased under this plan:

		Weighted	Total Number of	Number of Shares
		Average	Shares Purchased	that May Yet Be
	Number of	Price Paid	as Part of Publicly	Purchased Under
Period	Shares Purchased	per Share	Announced Program	Program
April 2008	—	$—	—	63,494
May 2008	4,500	23.75	4,500	58,994
June 2008	8,335	23.40	8,335	50,659

Total	12,835	$23.52

On July 11, 2008, the Corporation announced a stock repurchase plan to repurchase up to 100,000 shares of the Corporation’s common stock over a twelve month time period.
Item 3. Defaults by the Company on its Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
The 2008 Annual Meeting of Shareholders (the “Meeting”) of the Corporation was held on April 29, 2008. The Meeting was held for the following purpose:
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
There was no solicitation in opposition to the nominees of the Board of Directors for election to the Board. All nominees of the Board of Directors were elected. The number of votes cast, as well as the number of votes withheld for each of the nominees for election to the Board of Directors, was as follows:

Nominee	Votes For	Votes Withheld
G. Warren Elliott	3,036,816	78,260
Stanley J. Kerlin	3,042,944	72,132
William E. Snell, Jr.	3,056,197	58,879
Martha B. Walker	2,894,851	220,225

The following Directors continued their term of office after the meeting: Charles S. Bender, II, Martin R. Brown, Donald A. Fry, Allan E. Jennings Jr., H. Huber McCleary, Jeryl C. Miller, Stephen E. Patterson, Charles M. Sioberg and Kurt Suter.
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

Franklin Financial Services Corporation

August 11, 2008	/s/ William E. Snell, Jr.

William E. Snell, Jr.
President and Chief Executive Officer

August 11, 2008	/s/ Mark R. Hollar

Mark R. Hollar
Treasurer and Chief Financial Officer