Form 10-Q
period 2008-09-30
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2008-11-10
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑
There were 3,815,417 outstanding shares of the Registrant’s common stock as of October 31, 2008.

Part I — FINANCIAL INFORMATION
Item 1 — Financial Statements
Consolidated Balance Sheets
(Amounts in thousands, except per share data)
(unaudited)

	September 30	December 31
	2008	2007

Assets
Cash and due from banks	$16,770	$17,871
Fed funds sold	—	7,400
Interest bearing deposits in other banks	179	220

Total cash and cash equivalents	16,949	25,491
Investment securities available for sale	150,000	164,990
Restricted stock	6,487	3,916
Loans held for sale	262	476
Loans	655,219	571,617
Allowance for loan losses	(7,706)	(7,361)

Net Loans	647,513	564,256
Premises and equipment, net	14,679	13,862
Bank owned life insurance	18,710	18,215
Goodwill	8,520	8,520
Other intangible assets	2,440	2,710
Equity method investment	3,950	4,077
Other assets	15,075	13,858

Total Assets	$884,585	$820,371

Liabilities
Deposits
Demand (non-interest bearing)	$91,075	$84,920
Savings and Interest checking	334,797	361,243
Time	179,956	160,114

Total Deposits	605,828	606,277

Securities sold under agreements to repurchase	70,990	68,157
Fed funds purchased and short-term borrowings	23,150	—
Long-term debt	99,283	59,714
Other liabilities	7,307	8,581

Total Liabilities	806,558	742,729

Shareholders’ equity
Common stock $1 par value per share, 15,000 shares authorized with 4,299 shares issued, and 3,826 shares and 3,845 shares outstanding at September 30, 2008 and December 31, 2007, respectively	4,299	4,299
Capital stock without par value, 5,000 shares authorized with no shares issued or outstanding	—	—
Additional paid in capital	32,868	32,620
Retained earnings	52,054	47,946
Accumulated other comprehensive (loss) income	(2,742)	664
Treasury stock, 473 shares and 454 shares at cost at September 30, 2008 and December 31, 2007, respectively	(8,452)	(7,887)

Total Shareholders’ Equity	78,027	77,642

Total Liabilities and Shareholders’ Equity	$884,585	$820,371

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Income
(Amounts in thousands, except per share data)
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007

Interest Income
Loans, including fees	$9,756	$10,194	$28,792	$29,698
Interest and dividends on investments:
Taxable interest	1,263	1,714	3,881	4,943
Tax exempt interest	495	545	1,582	1,684
Dividend income	75	73	219	240
Federal funds sold	—	50	36	307
Deposits and obligations of other banks	1	6	6	26

Total interest income	11,590	12,582	34,516	36,898

Interest Expense
Deposits	2,698	4,637	8,150	13,901
Securities sold under agreements to repurchase	337	1,026	1,295	3,042
Short-term borrowings	102	36	165	69
Long-term debt	843	426	2,320	1,346

Total interest expense	3,980	6,125	11,930	18,358

Net interest income	7,610	6,457	22,586	18,540
Provision for loan losses	273	340	778	790

Net interest income after provision for loan losses	7,337	6,117	21,808	17,750

Noninterest Income
Investment and trust services fees	891	1,390	2,651	3,253
Loan service charges	227	223	628	535
Mortgage banking activities	(36)	71	100	399
Deposit service charges and fees	674	637	1,900	1,782
Other service charges and fees	308	398	921	987
Increase in cash surrender value of life insurance	164	164	495	487
Equity method investments	(5)	13	(127)	(12)
Other	31	(17)	35	106
Impairment writedown on equity securities	(199)	—	(631)	(32)
Gains (losses) on sale of securities, net	(144)	—	185	284

Total noninterest income	1,911	2,879	6,157	7,789

Noninterest Expense
Salaries and benefits	2,940	2,922	9,024	8,472
Net occupancy expense	426	433	1,335	1,253
Furniture and equipment expense	206	242	632	744
Advertising	556	293	1,325	1,040
Legal and professional fees	348	291	872	813
Data processing	350	334	1,120	1,035
Pennsylvania bank shares tax	1	170	338	511
Intangible amortization	90	90	271	271
Other	690	834	2,573	2,784

Total noninterest expense	5,607	5,609	17,490	16,923

Income before Federal income taxes	3,641	3,387	10,475	8,616
Federal income tax expense	1,029	830	2,881	1,936

Net income	$2,612	$2,557	$7,594	$6,680

Per share data
Basic earnings per share	$0.68	$0.66	$1.98	$1.74
Diluted earnings per share	$0.68	$0.66	$1.98	$1.73
Regular cash dividends declared	$0.27	$0.26	$0.80	$0.77
The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Changes in Shareholders’ Equity
for the nine months ended September 30, 2008 and 2007
(unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
(Dollars in thousands, except per share data)	Stock	Capital	Earnings	Income (Loss)	Stock	Total

Balance at December 31, 2006	$4,299	$32,251	$42,649	$236	$(7,821)	$71,614

Comprehensive income:
Net income	—	—	6,680	—	—	6,680
Unrealized loss on securities, net of reclassification adjustments and taxes	—	—	—	(1,038)	—	(1,038)
Unrealized loss on hedging activities, net of reclassification adjustments and taxes	—	—	—	(5)	—	(5)

Total Comprehensive income						5,637

Cash dividends declared, $.77 per share	—	—	(2,959)	—	—	(2,959)
Common stock issued under stock option plans	—	25	—	—	69	94
Acquisition of 16,770 shares of treasury stock	—	—	—	—	(434)	(434)
Treasury shares issued to dividend reinvestment plan	—	188	—	—	332	520
Stock option compensation	—	105	—	—	—	105

Balance at September 30, 2007	$4,299	$32,569	$46,370	$(807)	$(7,854)	$74,577

Balance at December 31, 2007	$4,299	$32,620	$47,946	$664	$(7,887)	$77,642

Comprehensive income:
Net income	—	—	7,594	—	—	7,594
Unrealized loss on securities, net of reclassification adjustments and taxes	—	—	—	(3,193)	—	(3,193)
Unrealized loss on hedging activities, net of reclassification adjustments and taxes	—	—	—	(213)	—	(213)

Total Comprehensive income				—		4,188

Cash dividends declared, $.80 per share	—	—	(3,064)	—	—	(3,064)
Cumulative adjustment for change in accounting principle			(422)			(422)
Acquisition of 43,083 shares of treasury stock	—	—	—	—	(995)	(995)
Treasury shares issued to dividend reinvestment plan	—	131	—	—	406	537
Common stock issued under stock option plans	—	1	—	—	6	7
Common stock issued from Treasury stock	—	4			18	22
Stock option compensation	—	112	—	—	—	112

Balance at September 30, 2008	$4,299	$32,868	$52,054	$(2,742)	$(8,452)	$78,027

The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended September 30
(Amounts in thousands)	2008	2007
Cash flows from operating activities
Net income	$7,594	$6,680
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	971	958
Net accretion of loans and investment securities	(156)	(795)
Stock option compensation expense	112	105
Amortization and net change in mortgage servicing rights valuation	241	50
Amortization of intangibles	271	271
Provision for loan losses	778	790
Net realized losses (gains) on sales of securities and impairment writedowns	446	(284)
Loans originated for sale	(3,702)	(17,312)
Proceeds from sales of loans	3,989	16,493
Gain on sales of loans	(73)	(181)
Loss on sales or disposal of premises and equipment	—	17
Increase in cash surrender value of life insurance	(495)	(487)
Loss on equity method investments	127	12
Contribution to pension plan	(333)	32
Decrease (increase) in interest receivable and other assets	205	(942)
(Decrease) increase in interest payable and other liabilities	(1,672)	257
Other, net	(71)	189

Net cash provided by operating activities	8,232	5,853

Cash flows from investing activities
Proceeds from sales of investment securities available for sale	10,023	10,425
Proceeds from maturities of investment securities available for sale	36,249	76,378
Purchase of investment securities available for sale	(36,202)	(76,956)
Net increase in restricted stock	(2,571)	221
Net increase in loans	(84,364)	(35,684)
Proceeds from sale of other real estate owned	208	—
Capital expenditures	(1,727)	(1,690)

Net cash used in investing activities	(78,384)	(27,306)

Cash flows from financing activities
Net (decrease) increase in demand deposits, NOW accounts and savings accounts	(20,291)	30,230
Net increase (decrease) in certificates of deposit	19,842	(8,838)
Net increase in short-term borrowings	25,983	3,109
Long-term debt payments	(3,488)	(6,082)
Long-term debt advances	43,057	—
Dividends paid	(3,064)	(2,959)
Common stock issued to dividend reinvestment plan	537	520
Common stock issued under stock option plans	7	94
Common stock issued from treasury shares	22	—
Purchase of treasury shares	(995)	(434)

Net cash provided by financing activities	61,610	15,640

Decrease in cash and cash equivalents	(8,542)	(5,813)
Cash and cash equivalents as of January 1	25,491	22,148

Cash and cash equivalents as of September 30	$16,949	$16,335

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest on deposits and other borrowed funds	$11,908	$18,189
Income taxes	$3,358	$1,352
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
In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of September 30, 2008, and for all periods presented have been made.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s 2007 Annual Report on Form 10-K. The results of operations for the period ended September 30, 2008 are not necessarily indicative of the operating results for the full year.
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
Earnings per share is computed based on the weighted average number of shares outstanding during each period end. A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30
(Amounts in thousands)	2008	2007	2008	2007
Weighted average shares outstanding (basic)	3,824	3,847	3,831	3,844
Impact of common stock equivalents	1	6	3	8

Weighted average shares outstanding (diluted)	3,825	3,853	3,834	3,852

Note 2 — Comprehensive Income
Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on available-for-sale securities and derivatives and the change in plan assets and benefit obligations on the Bank’s pension plan, net of tax, that are recognized as separate components of shareholders’ equity.
The components of other comprehensive income (loss) and related tax effects are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30
(Amounts in thousands)	2008	2007	2008	2007
Net Income	$2,612	$2,557	$7,594	$6,680

Securities:
Unrealized (losses) gains arising during the period	(2,176)	502	(5,285)	(1,320)
Reclassification adjustment for losses (gains) included in net income	343	—	446	(252)

Net unrealized (losses) gains	(1,833)	502	(4,839)	(1,572)
Tax effect	623	(171)	1,646	534

Net of tax amount	(1,210)	331	(3,193)	(1,038)

Derivatives:
Unrealized losses arising during the period	(317)	(32)	(548)	(25)
Reclassification adjustment for losses included in net income	108	8	225	18

Net unrealized losses	(209)	(24)	(323)	(7)
Tax effect	72	8	110	2

Net of tax amount	(137)	(16)	(213)	(5)

Total other comprehensive (loss) income	(1,347)	315	(3,406)	(1,043)

Total Comprehensive Income	$1,265	$2,872	$4,188	$5,637

The components of accumulated other comprehensive income (loss) included in shareholders’ equity are as follows:

	September 30
(Amounts in thousands)	2008	2007

Net unrealized gains (losses) on securities	$(3,695)	$835
Tax effect	1,256	(284)

Net of tax amount	(2,439)	551

Net unrealized losses on derivatives	(371)	(44)
Tax effect	126	15

Net of tax amount	(245)	(29)

Accumulated pension adjustment	(87)	(2,014)
Tax effect	29	685

Net of tax amount	(58)	(1,329)

Total accumulated other comprehensive loss	$(2,742)	$(807)

Note 3 — Guarantees
The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Bank generally holds collateral and/or personal guarantees supporting these commitments. The Bank had $31.6 million standby letters of credit as of September 30, 2008 and $24.6 million as of December 31, 2007. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The amount of the liability as of September 30, 2008 and December 31, 2007 for guarantees under standby letters of credit issued was not material.
Note 4 — Pensions
The components of pension expense for the periods presented are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Amounts in thousands)	2008	2007	2008	2007
Components of net periodic benefit cost:
Service cost	$90	$91	$270	$274
Interest cost	200	182	540	544
Expected return on plan assets	(232)	(230)	(696)	(690)
Amortization of prior service cost	(58)	24	(135)	71

Net periodic benefit cost	$—	$67	$(21)	$199

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

The assets and liabilities reported at fair value as of September 30, 2008 and the corresponding valuation technique are shown below:

		Fair Value Measurements at Reporting
		Date Using the Following Valuation Inputs
	Fair Value at
(Dollars in Thousands)	September 30, 2008	Level 1	Level 2	Level 3
Asset Description
Investment securities available for sale	$156,487	$3,585	$152,902	$—

Liability Description
Interest rate swaps	$372		$372
Level 1 inputs use observable prices in markets for indentical assets.
Level 2 imputs use significant other observable inputs.
Level 3 inputs use significant unobservable imputs.
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
FASB Staff Position (FSP) 157-3“Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”
In October 2008, the FASB issued FSP SFAS No. 157-3, "Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active” (FSP 157-3), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applies to our September 30, 2008 financial statements. The application of the provisions of FSP 157-3 did not materially affect our results of operations or financial condition as of and for the periods ended September 30, 2008.
FSP 133-1 and FIN 45-4“Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161”
In September 2008, the FASB issued FSP 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (FSP 133-1 and FIN 45-4). FSP 133-1 and FIN 45-4 amends and enhances disclosure requirements for sellers of credit derivatives and financial guarantees. It also clarifies that the disclosure requirements of SFAS No. 161 are effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. FSP 133-1 and FIN 45-4 is effective for reporting periods (annual or interim) ending after November 15, 2008. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

Note 7 — Reclassifications
Certain prior period amounts may have been reclassified to conform to the current year presentation. Such reclassifications did not affect reported net income.
Note 8 — Acquisition
On July 26, 2008, Franklin Financial Services Corporation, holding company of Farmers & Merchants Trust Company of Chambersburg, and Community Financial, Inc. (Community) have announced the execution of an agreement and plan of merger under which Community will merge with and into Franklin. Community is the holding company of Community Trust Company, a Pennsylvania trust company headquartered in Camp Hill, Pennsylvania. In connection with the holding company merger, Community Trust Company will merge with and into Farmers and Merchants Trust Company. The acquisition is expected to be completed in 2008, pending regulatory approval.
Note 9 — Equity Method Investment
The Corporation has an investment in American Home Bank, N.A. The Corporation owns approximately 21% of the voting stock of this bank and accounts for this investment using the equity method of accounting. On September 19, 2008, First Chester County Corporation announced that it signed an agreement to acquire American Home Bank. The acquisition is expected to be completed in 2008, pending shareholder and regulatory approval. The Corporation is reviewing the details of the transaction and its potential affect on the Corporation’s consolidated financial statements.

Part I, Item 2
Management’s Discussion and Analysis of Results of Operations and Financial Condition
For the Three and Nine Month Periods Ended September 30, 2008 and 2007
Forward Looking Statements
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
Critical Accounting Policies
Management has identified critical accounting policies for the Corporation to include Allowance for Loan Losses, Mortgage Servicing Rights, Financial Derivatives, Other Than Temporary Investment Impairment, Stock-based Compensation and Goodwill. There were no changes to the critical accounting policies disclosed in the 2007 Annual Report on Form 10-K in regards to application or related judgements and estimates used. Please refer to Item 7 of the Corporation’s 2007 Annual Report on Form 10-K for a more detailed disclosure of the critical accounting policies.
Results of Operations
Summary
The financial markets, which had been strained for much of 2008 due to concerns about liquidity and sub-prime lending, finally cracked during the third quarter. The quarter ended with a bust as the market witnessed a government takeover of Fannie Mae and Freddie Mac, the failure of Lehman Brothers and Washington Mutual and the forced acquisition of Wachovia by Wells Fargo. These events have led to unprecedented intervention into the banking system by the Treasury Department, Federal Reserve and FDIC (see Economy section for additional discussion). Despite these events, the core banking operation of the Corporation performed well.
The Corporation reported net income for the nine months ended September 30, 2008 of $7.6 million. This is a 13.7% increase versus net income of $6.7 million for the same period in 2007. Total revenue (interest income and noninterest income) decreased $4.0 million year-over-year, due primarily to lower interest income and less noninterest income due to other than temporary impairment write-downs on investment securities. The provision for loan losses was $778 thousand for the period, $12 thousand less than in 2007. Diluted earnings per share increased from $1.73 in 2007 to $1.98 in 2008. Total assets were $884.6 million at September 30, 2008, up 7.8% from year-end 2007. During 2008, net loans grew to $647.5 million, while total deposits and securities sold under agreements to repurchase grew slightly to $676.8 million.

Other key performance ratios for the nine months ended September 30, 2008, (on an annualized basis) are listed below:

	2008	2007
Net interest margin	4.04%	3.51%
Return on average equity (ROE)	12.62%	11.99%
Return on average assets (ROA)	1.18%	1.07%
Return on average tangible equity(1)	15.43%	15.04%
Return on average tangible assets(1)	1.25%	1.14%

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

GAAP Measurement	Calculation
Return on Average Assets	Net Income / Average Assets
Return on Average Equity	Net Income / Average Equity

Non-GAAP Measurement	Calculation
Return on Average Tangible Assets	Net Income plus Intangible Amortization /Average Assets less Average Intangible Assets
Return on Average Tangible Equity	Net Income plus Intangible Amortization /Average Equity less Average Intangible Assets
A more detailed discussion of the operating results for the three and nine months ended September 30, 2008 follows:
Comparison of the three months ended September 30, 2008 to the three months ended September 30, 2007:
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
Net interest income for the quarter was $7.6 million and represents an increase of $1.1 million over net interest income of $6.5 million in the third quarter of 2007. Interest income decreased $992 thousand (7.9%) during the quarter, to $11.6 million as compared to $12.6 million in the prior year quarter. Even though the average outstanding balance of the loan portfolio reported an increase of $69.5 million quarter over quarter, interest income from the loan portfolio decreased during the quarter compared to the prior year, caused by a reduction in rates. The increase in the average balance in the loan portfolio was primarily from growth in the commercial loan portfolio. The decrease in interest income from investments was primarily due to lower average balances during the quarter caused by maturities in the investment portfolio, which were reinvested in the loan portfolio.

Interest expense was $4.0 million for the quarter, a decrease of $2.1 million from the prior year quarter. The largest contributor to the decrease in interest expense was the expense of interest-bearing deposits. Interest expense on interest-bearing deposits decreased $1.9 million quarter over quarter as average balances decreased $17.1 million. The largest decrease in interest expense on interest-bearing deposits came from the Money Management product, which decreased $1.5 million, as the average balance decreased $34.7 million quarter over quarter. The average balance of the Repo product for the third quarter of 2008 decreased $5.8 million as compared to the same quarter in 2007. The increase of $417 thousand in interest expense for long-term debt was due to an increase of $44.7 million in the average balance quarter over quarter, as the Bank took additional advances from the FHLB during the last twelve months to lock in lower rates and to fund loan growth.
The following table shows a comparative analysis of average balances, asset yields and funding costs for the three months ended September 30, 2008 and 2007. All income and expense amounts have been adjusted to a tax-equivalent basis using a tax rate of 34%. These components drive changes in net interest income.

	For the Three Months Ended September 30
	2008			2007
		Tax			Tax
	Average	Equivalent	Average	Average	Equivalent	Average
(Dollars in thousands)	balance	Interest	yield/rate	balance	Interest	yield/rate
Interest-earning assets
Federal funds sold and interest bearing balances	$316	$1	1.81%	$4,332	$56	5.15%
Investment securities	160,677	2,058	5.12%	184,708	2,598	5.58%
Loans	634,683	9,827	6.12%	565,134	10,341	7.26%

Total interest-earning assets	$795,676	11,886	5.92%	$754,174	12,995	6.84%

Interest-bearing liabilities
Interest-bearing deposits	$519,886	2,698	2.06%	$537,028	4,637	3.43%
Securities sold under agreements to repurchase	76,514	337	1.75%	82,286	1,026	4.95%
Short-term borrowings	17,995	102	2.25%	2,681	36	5.33%
Long-term debt	77,350	843	4.32%	32,642	426	5.18%

Total interest-bearing liabilities	$691,745	3,980	2.29%	$654,637	6,125	3.71%

Interest spread			3.63%			3.13%
Net interest income/Net interest margin		7,906	3.93%		6,870	3.61%
Tax equivalent adjustment		(296)			(413)

Net interest income		$7,610			$6,457

Provision for Loan Losses
For the third quarter of 2008, provision expense was $273 thousand versus $340 thousand for the same period in 2007. For more information concerning loan quality and the allowance for loan losses, refer to the Asset Quality discussion.

Noninterest Income
Noninterest income, excluding impairment write-downs on equity securities and net gains on sales of securities, was $2.3 million in the third quarter, a decrease of $625 thousand from the third quarter of 2007 total of $2.9 million. Investment and trust service fees decreased $499 thousand in the third quarter of 2008 versus the prior year period, because of higher than normal estate fees recognized in 2007. Loan service charges and fees remained flat year over year. Mortgage banking activities decreased from 2007 as the result of an impairment charge on mortgage servicing rights of $69 thousand in 2008 versus an impairment charge of $36 thousand in 2007 and due to less gains on the sale of mortgage loans. Deposit service charges and fees increased $37 thousand primarily due to an increase in account analysis fees, as lower rates produced lower earnings credits, and thus higher account analysis fees. The Corporation has an investment in American Home Bank, N.A. and accounts for this investment using the equity method of accounting. This investment produced a loss of $5 thousand in the third quarter of 2008, compared to income of $13 thousand in the third quarter of 2007. On September 19, 2008, First Chester County Corporation announced that it signed an agreement to acquire American Home Bank. The acquisition is expected to be completed in 2008, pending shareholder and regulatory approval. The Corporation is reviewing the details of the transaction and its potential affect on the Corporation’s consolidated financial statements. Net securities losses of $144 thousand were recognized in the third quarter of 2008 compared to $0 in the third quarter of 2007. The Bank sold a Washington Mutual corporate bond that generated a $707 thousand loss. Washington Mutual declared bankruptcy during the quarter and eventually, certain assets and liabilities were assumed by J.P. Morgan. However, J.P. Morgan did not assume the corporate debt of Washington Mutual and the price of its bonds collapsed. The Corporation also took impairment charges of $199 thousand on three bank stocks in its equity portfolio in the third quarter of 2008.
Noninterest Expense
During the third quarter of 2008, noninterest expense remained flat at $5.6 million. Salaries and benefits increased slightly, by $18 thousand in 2008. Within this category, employee salaries increased $193 thousand due to annual performance increases and the 401(k) match increased $23 thousand, while the Bank’s health insurance decreased $42 thousand. Pension expense decreased $66 thousand in the third quarter, due to changes to the pension plan. In 2008, the Corporation began recognizing a liability related to the postretirement benefits covered by split-dollar life insurance arrangements. For the third quarter, this net expense totaled $7 thousand. Stock option expense increased slightly, up $7 thousand from the prior year period. Occupancy and furniture and equipment expense decreased $43 thousand, due to less depreciation expense. Advertising expense increased $263 thousand from a new customer incentive program, advertising for promotions and the opening of a new office. Data processing expense increased slightly, while Pennsylvania bank shares tax decreased $169 thousand from the resolution of prior years’ shares tax returns resulting from the 2006 Fulton Bancshares acquisition. Other noninterest expense decreased $144 thousand due to decreases in loan collection expense.
Income taxes
Federal income tax expense was $1.0 million in 2008 and $830 thousand for 2007. The increase is primarily caused by a decrease in the Corporation’s ratio of tax-free income to taxable income. All taxable income for the Corporation is taxed at a rate of 34%.

Comparison of the nine months ended September 30, 2008 to the nine months ended September 30, 2007:
Net Interest Income
Net interest income increased by $4.1 million during the period to $22.6 million. Interest income totaled $34.5 million at September 30, 2008, a decrease of $2.4 million from the prior year. Average interest-earning assets increased by $26.4 million (3.5%) over the first nine months of 2007. The yield on these assets decreased by 70 basis points and was the primary cause for the decrease in interest income, despite the increase in average interest-earning assets. The decrease in interest income was spread evenly between the loan and investment portfolios. Total average loans increased by $54.8 million from the prior year period while the average yield fell from 7.27% to 6.35%, which caused the decrease in interest income on loans. The majority of the loan growth occurred in the commercial loan portfolio, which increased $42.8 million on average from 2007 to 2008. The average outstanding balance of the consumer loan portfolio reported an increase of $4.7 million year over year. The increase was caused by the Bank’s home equity promotions, but was somewhat offset by a decrease in the average mortgage portfolio balance, which decreased by $8.9 million during the same period as run-off continued. Maturities in the investment portfolio led to a decrease in the average outstanding balance of $21.8 million and consequently a decrease in interest income.
Interest expense was $11.9 million year-to-date, a decrease of $6.4 million from the prior year. Interest-bearing liabilities averaged $667.7 million for the first nine months of 2008, an increase of $21.7 million over the 2007 average. The cost of these liabilities decreased from 3.80% in 2007 to 2.39% for 2008. Average interest-bearing deposits decreased $17.5 million and the cost decreased from 3.52% to 2.12%. The decrease in interest-bearing deposits occurred mainly in the Money Management product, as the average balance decreased $17.6 million year over year. As the rate on this product is tied to short-term market rates, the decrease in the average balance along with the decrease in rates caused a $4.5 million decrease in interest expense for the Money Management product. Securities sold under agreements to repurchase (Repos) have decreased $4.5 million on average over the prior year and the average rate decreased from 5.00% to 2.25%, as this product is also tied to short-term market rates. The average balance of long-term debt increased approximately $36.0 million due to the Bank taking additional advances from the Federal Home Loan Bank of Pittsburgh (FHLB) and was the primary reason for the increase in interest expense for this liability.
The changes in the balance sheet and interest rates resulted in an increase in net interest income of $4.1 million to $22.6 million for the first nine months of 2008 compared to $18.5 million for the first nine months of 2007, an increase of 21.8%. While many financial institutions have experienced margin compression, the Bank has seen its net interest margin improve from 3.51% for the first nine months of 2007 to 4.04% in the first nine months of 2008. The improvement in the net interest margin is due to the cost of interest-bearing liabilities decreasing more rapidly than the yield on interest-earning assets. However, as assets continue to reprice downward, the Bank expects its net interest margin to tighten.

The following table shows a comparative analysis of average balances, asset yields and funding costs for the nine months ended September 30, 2008 and 2007. All income and expense amounts have been adjusted to a tax-equivalent basis using a tax rate of 34%. These components drive changes in net interest income.

	For the Nine Months Ended September 30
	2008			2007
		Tax			Tax
	Average	Equivalent	Average	Average	Equivalent	Average
(Dollars in thousands)	balance	Interest	yield/rate	balance	Interest	yield/rate
Interest-earning assets
Federal funds sold and interest bearing balances	$1,686	$42	3.27%	$8,293	$333	5.30%
Investment securities	162,974	6,402	5.24%	184,801	7,616	5.51%
Loans	605,315	29,004	6.35%	550,498	29,934	7.27%

Total interest- earning assets	$769,975	35,448	6.11%	$743,592	37,883	6.81%

Interest-bearing liabilities
Interest-bearing deposits	$511,103	8,150	2.12%	$528,631	13,901	3.52%
Securities sold under agreements to repurchase	76,749	1,295	2.25%	81,270	3,042	5.00%
Short-term borrowings	9,414	165	2.33%	1,689	69	5.46%
Long-term debt	70,445	2,320	4.39%	34,413	1,346	5.23%

Total interest-bearing liabilities	$667,710	11,930	2.39%	$646,003	18,358	3.80%

Interest spread			3.72%			3.01%
Net interest income/Net interest margin		23,518	4.04%		19,525	3.51%
Tax equivalent adjustment		(932)			(985)

Net interest income		$22,586			$18,540

Provision for Loan Losses
The Corporation recorded $778 thousand in provision expense during the first nine months of 2008 versus $790 thousand for the same period in 2007. For more information concerning loan quality and the allowance for loan losses, refer to the Asset Quality discussion.
Noninterest Income
For the first nine months of 2008, noninterest income, excluding impairment writedowns on equity securities and gains on sales of securities, totaled $6.6 million. This represents a decrease of $902 thousand from the 2007 total of $7.5 million. Investment and trust services income decreased due to higher than normal estate fees recognized in 2007 as compared to 2008. The increase in loan service charges and fees was primarily due to commercial loan fees (up $142 thousand). Mortgage banking fees decreased as a result of net impairment and amortization charges on mortgage servicing rights in 2008 ($242 thousand) compared to 2007 ($50 thousand). Deposit service charges and fees increased due to account analysis fees (up $90 thousand). The Corporation has an investment in American Home Bank, N.A. and is accounted for using the equity method of accounting. This investment produced a loss of $127 thousand year-to-date. Net gains on sales of securities (including the Washington Mutual loss) totaled $185 thousand in 2008 versus $284 thousand the prior year. The Corporation took impairment charges of $631 thousand on eight bank stocks in its equity portfolio in the first nine months of 2008 that offset the gains. The price of bank stocks and the value of bonds continue to be very volatile and Management is closely monitoring the value of its equity and debt investment portfolio. It is possible that additional write-downs may be required during the remainder of 2008.

Noninterest Expense
Year-to-date noninterest expense for 2008 was $17.5 million. This was $567 thousand more than the 2007 expense of $16.9 million. Most categories of noninterest expense increased from 2007. The largest dollar increase occurred in the salary and benefit category that reported an increase of $552 thousand during 2008. Of this increase, approximately $640 thousand is the result of annual performance increases, the staffing of a new office, and the addition of new positions. Health insurance (up $13 thousand) and the 401(k) match (up $73 thousand) contributed to the increase in employee benefits. Pension expense decreased in 2008 ($199 thousand) compared to 2007, as a result of changes made to the plan. The Bank’s pension plan was closed to new participants as of April 1, 2007 and effective January 1, 2008 the pension plan was changed to a career average formula for all participants. In 2008, the Corporation began recognizing a liability related to the postretirement benefits covered by split-dollar life insurance arrangements. For the first nine months of 2008, this net expense totaled $20 thousand. Stock option expense for the first nine months of 2008 totaled $112 thousand. These stock options were awarded in the first quarter of 2008 under the Corporation’s Incentive Stock Option Plan, have a 6-month vesting period and have been fully expensed. Occupancy and equipment costs remained flat year over year, while advertising costs are up $285 thousand over 2007 due to a new customer incentive program ($118 thousand) and the creation of a consumer education website ($132 thousand). Data processing expenses are up $85 thousand and relate to the installation of a new check processing system that is expected to increase efficiencies within the item processing area. Other operating expenses decreased $211 thousand during the first nine months of 2008 compared to 2007, as the prior year expense included a prepayment penalty of $277 thousand on an FHLB term debt payoff.
Income taxes
Federal income tax expense was $2.9 million in 2008 and $1.9 million for 2007. This expense resulted in an effective tax rate for 2008 of 27.5% and 22.5% for 2007. The increase is primarily caused by a decrease in the Corporation’s ratio of tax-free income to taxable income. All taxable income for the Corporation is taxed at a rate of 34%.
Financial Condition
At September 30, 2008, assets totaled $884.6 million, an increase of $64.2 million from the 2007 year-end balance of $820.4 million. The composition of the balance sheet has changed since year-end as loan growth outpaced deposit growth. Fed funds sold have decreased from the year-end balance of $7.4 million to $0, due to the reinvestment of the funds into the loan portfolio. Likewise, maturities and cash-flows from the investment portfolio have been used to fund loan growth, resulting in a decrease in the investment portfolio of $15.0 million. Net loans have increased $83.3 million since year-end. Commercial lending activity continues to be good and these balances have increased more than $86.9 million. This growth has occurred primarily from purchased loan participations in South Central Pennsylvania. However, the growth in commercial loans was partially offset by a decrease of approximately $9.0 million in the residential mortgage loan portfolio. The mortgage portfolio is expected to continue to run-off as the Bank began a new mortgage program at the beginning of 2008 that will allow it to originate mortgages on behalf of many large mortgage companies. The Bank will originate the loan for a fee, but will not fund the loan nor will it service the loan. The consumer loan portfolio increased $5.5 million due to the success of the Bank’s semi-annual home equity loan promotions. The core deposit intangible continues to be amortized over the estimated useful life of the acquired core deposits and has an estimated remaining life of approximately 7 years.

Total deposits decreased $449 thousand during the first nine months of 2008 to $605.8 million from year-end 2007. Non-interest bearing deposits increased $6.2 million and time deposits increased $19.8 million, but were offset by decreases in interest-bearing checking accounts, NOW accounts, Money Management accounts and savings accounts. Savings and interest-bearing checking deposits increased by $2.5 million, while the Money Management product decreased by $28.6 million. The decrease in the Money Management product was due to a decrease in rates as well as current economic conditions, as depositors withdrew funds. The Repo balance increased to $71.0 million from year-end. As of September 30, 2008, the Bank had $23.2 million borrowed overnight with the FHLB. Long-term debt from the FHLB increased $39.6 million as the Bank chose to lock in funding costs to take advantage of low interest rates and to provide funding for growth in the loan portfolio.
Total shareholders’ equity increased $385 thousand to $78.0 million at September 30, 2008, compared to $77.6 million at the end of 2007. The increase in retained earnings from the Corporation’s net income of $7.6 million was partially offset by the cash dividend of $3.1 million and the cumulative-effect adjustment of $422 thousand for the adoption of EITF 06-04. Accumulated Other Comprehensive Income decreased $3.4 million to a loss of $2.7 million at September 30, 2008 due primarily to a decline in the market value of investment securities available for sale. The Corporation repurchased 43,083 shares of its common stock for $995 thousand during the first nine months of 2008.
Capital adequacy is currently defined by regulatory agencies through the use of several minimum required ratios. At September 30, 2008, the Corporation was well capitalized as defined by the banking regulatory agencies. Regulatory capital ratios for the Corporation and the Bank are shown below:

			Regulatory Ratios
				Well Capitalized
	September 30, 2008	December 31, 2007	Minimum	Minimum
Total Risk Based Capital Ratio (1)
Franklin Financial Services Corporation	11.52%	12.28%	8.00%	n/a
Farmers & Merchants Trust Company	10.18%	10.63%	8.00%	10.00%

Tier 1 Capital Ratio (2)
Franklin Financial Services Corporation	10.39%	11.05%	4.00%	n/a
Farmers & Merchants Trust Company	9.03%	9.39%	4.00%	6.00%

Leverage Ratio (3)
Franklin Financial Services Corporation	8.24%	8.18%	4.00%	n/a
Farmers & Merchants Trust Company	7.14%	6.91%	4.00%	5.00%

(1)	Total risk-based capital / total risk-weighted assets

(2)	Tier 1 capital / total risk-weighed assets

(3)	Tier 1 capital / average quarterly assets

Asset Quality
Loans
Nonperforming loans as a percentage of total loans decreased from 1.01% at December 31, 2007 to 0.68% at September 30, 2008. The nonperforming loan ratio of 0.68% compares favorably to the most recent national peer group ratio of 1.49% at June 30, 2008. The decrease in the nonperforming ratio from year end 2007 was primarily the result of payoffs and borrower pay-downs of loans purchased from Equipment Finance LLC (EFI), a wholly owned subsidiary of BLC Bank, N.A. (recently acquired and merged into PNC, N.A). On March 20, 2008 the Bank filed legal action against EFI and related parties for the repurchase of the Bank’s portfolio of EFI loans, based on among other things, misrepresentations and breach of obligations.
The nonaccrual loan balance of $3.3 million is comprised almost entirely of commercial loans ($2.7 million) with EFI loans representing $2.3 million of the total commercial loan nonaccrual balance. Of the $1.2 million of loans past due 90 days or more, $429 thousand is comprised of two loans to one borrower secured by farm real estate, with no expected risk of loss. The Corporation did not hold any foreclosed real estate at September 30, 2008.
The following table presents a summary of nonperforming assets:

	September 30	December 31
(Dollars in thousands)	2008	2007
Nonaccrual loans	$3,252	$4,249
Loans past due 90 days or more and not included above	1,215	1,508

Total nonperforming loans	4,467	5,757
Foreclosed real estate	—	207

Total nonperforming assets	$4,467	$5,964

Nonperforming loans to total loans	0.68%	1.01%
Nonperforming assets to total assets	0.50%	0.73%
Allowance for loan losses to nonperforming loans	172.51%	127.86%
The annualized net charge-off ratio of 0.10% was slightly higher than the actual net charge-off ratio of 0.09% at December 31, 2007. Net charge-offs increased 37% in the first nine months of 2008 to $433 thousand from $316 thousand for the same period in 2007. The increase was the result of a 48% increase in consumer loan net charge-offs and a 41% increase in commercial loan net charge-offs. All commercial loan charge-offs were previously identified through Management’s loan review process.
The provision expense for loan losses was $778 thousand for the first nine months of 2008, compared to $790 thousand for the same period in 2007. The allowance for loan losses as a percentage of total loans decreased from 1.30% to 1.18% as a result of loan portfolio growth.

The following table presents an analysis of the allowance for loan losses.

	Allowance for Loan Losses				Twelve
	Three Months Ended		Nine Months Ended		Months Ended
	September 30		September 30		December 31
(amounts in thousands)	2008	2007	2008	2007	2007
Balance at beginning of period	$7,503	$7,101	$7,361	$6,850	$6,850
Charge-offs	(165)	(196)	(623)	(569)	(818)
Recoveries	95	79	190	253	339

Net loans (charged-off)	(70)	(117)	(433)	(316)	(479)
Provision for loan losses	273	340	778	790	990

Balance at end of period	$7,706	$7,324	$7,706	$7,324	$7,361

Allowance as a percent of loans			1.18%	1.30%	1.29%

Annualized net loans charged-off as a percentage of average loans			0.10%	0.08%	0.09%
Management monitors the adequacy of the allowance for loan losses on an ongoing basis and reports its adequacy assessment monthly to the Board of Directors. Management believes the allowance for loan losses is adequate.
Investments
At September 30, 2008, the Corporation held ninety-seven debt securities where the current fair value was less than the related amortized cost. The unrealized loss on these securities was $4.7 million. This compares to an unrealized loss of $758 thousand on seventy-seven debt securities at December 31, 2007. Approximately 50% of the losses have existed for more than one year and 50% have existed for less than one year. The unrealized losses that have existed for more than one year ($2.4 million) are comprised primarily of trust-preferred, and fixed income securities in the financial services sector. Management believes that these investments have been affected by the overall value decline in the financial services sectors and that these securities can be held until maturity when payment in full is expected.
The Corporation’s equity security portfolio is comprised entirely of stocks in the banking industry. There are twenty-four stocks with an unrealized loss of $359 thousand versus twenty-five stocks with an unrealized loss of $617 thousand at December 31, 2007. As the value of financial stocks continued to fall during 2008, the Corporation took impairment charges of $631 thousand on eight bank stocks. Management is closely monitoring the value of its equity portfolio. It is possible that additional write-downs may be required during the remainder of 2008.

Economy
The financial markets, which had been strained for much of 2008 due to concerns about liquidity and sub-prime lending, finally cracked during the third quarter. As these events unfolded, many banks experienced liquidity problems and then the recognition of substantial losses in the income statement. As the losses spread across the financial services industry, bank capital was reduced and the safety and soundness of the entire banking industry was suspect. These events have led to unprecedented intervention into the banking system by the Treasury Department, Federal Reserve and FDIC. The actions of the federal agencies may have an effect on the Corporation and some of these actions are summarized below:
Troubled Asset Relief Program (TARP). Components of the program are designed to purchase troubled assets from financial institutions and/or provide capital injections to banks through the purchase of preferred stock. The goal of this program is to eliminate the financial uncertainty of some bank assets and improve the capital position. The Corporation is reviewing the details of this program, but does not expect to participate in it.
FDIC deposit insurance limits. The limit on federal deposit insurance coverage has been temporarily increased from $100,000 to $250,000 for all federally insured banks. All federally insured banks are automatically covered by this increase until December 31, 2009. The FDIC then decided to provide unlimited insurance for non-interest bearing deposits for a period of 30 days ending on November 14, 2008. If at this date, a bank has not opted out of unlimited insurance plan, the bank maintains the unlimited coverage until December 31, 2009. However, the bank will pay an additional 10 basis point premium for the covered deposits. The goal of the enhanced insurance programs is to prevent a run on the banks and improve liquidity. The Bank is reviewing the details of the unlimited insurance coverage and expects that it will retain the coverage, rather than choosing the opt-out option.
FDIC deposit insurance premiums. In addition to increased coverage limits, the FDIC has announced a 5-year plan to recapitalize in order to return the bank insurance fund to a reserve ratio of 1.25% of total bank deposits. As part of this plan the FDIC proposes to increase the entire premium schedule by 7 basis points for the first quarter of 2009. After the first quarter, the FDIC proposes to add additional risk-based factors to the premium calculation. In total, Category 1 banks (F&M Trust) are expected to pay a premium rate between 10 and 14 basis points for 2009. For the Bank, this could more than double its current premium factor. In addition, the majority of the 2008 premium has been offset by premium credits granted by the FDIC in 2007. Accordingly, the Bank expects that it will experience a significant increase in its FDIC insurance premium in 2009.
Temporary Liquidity Program. The FDIC will guarantee all newly issued senior unsecured debt by eligible entities. There are limitations on the amount of debt that can be guaranteed and a fee is required to obtain the guarantee. The goal of this program is to ensure that bank’s have access to credit markets. Participation in this program is voluntary and the Bank does not expect to participate.
The Corporation operates in Franklin, Cumberland, Fulton and Huntingdon Counties, Pennsylvania. The economic conditions in this market continue to be stable and unemployment rates continue to remain low in comparison to state and national levels. However, Franklin County’s unemployment rate increased to a five-year high of 4.1% and Cumberland County’s rate was 4.2% at September 30, 2008. These rates compare very favorably to the Pennsylvania state average of 5.4%. The Corporation is not overly dependent on any one industry within its market area and the industries located in its market area are well diversified. Housing prices have remained stable or declined only slightly; however, housing sales have slowed. The Corporation’s market area has not been greatly affected by increased home foreclosures, as have many areas of the country. The Bank’s twenty-fifth community banking office opened during the third quarter of 2008 in Chambersburg, Pennsylvania.

Unlike many companies, the assets and liabilities of the Corporation are financial in nature. As such, interest rates and changes in interest rates may have a more significant effect on the Corporation’s financial results than on other types of industries. Because of this, the Corporation watches the actions of the Federal Reserve Open Market Committee (FOMC) as it makes decisions about interest rate changes. The Fed began to decrease rates in September 2007 and continued this trend through the end of 2007 and then through the first half of 2008, decreasing interest rates 8 times from a change of 25 basis points to as high as 75 basis points. The fed funds rate was 2.00% at the end of the third quarter of 2008, however, the Fed made an unscheduled rate cut of 50 basis points on October 7, 2008, which decreased the fed funds rate to 1.50%. A decrease in short-term rates and a return to a positively sloped yield curve should have a positive effect on the Corporation’s performance. A flat yield curve or a shift to a negative slope could have a negative effect on the Corporation’s performance.
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
Historically, the Corporation has satisfied its liquidity needs from earnings, repayment of loans and amortizing investment securities, maturing investment securities, loan` sales, deposit growth and its ability to access existing lines of credit. All investments are classified as available for sale; therefore, securities that are not pledged as collateral for borrowings are an additional source of readily available liquidity, either by selling the security or, more preferably, to provide collateral for additional borrowing. At September 30, 2008, the Bank had approximately $12.5 million of its investment portfolio available for liquidity purposes or to be pledged as collateral. Another source of liquidity for the Bank is a line of credit with the FHLB. At September 30, 2008, the Bank had approximately $101 million available on this line of credit. In addition, the Bank had a $10 million line of credit at a correspondent bank and approximately $7 million in funding available at the Federal Reserve Discount Window. The Bank is currently in the process of obtaining additional funding availability through the Discount Window that will total approximately $23 million and should be available in the fourth quarter of 2008. The Bank also has the ability to access other funding sources including wholesale borrowings and brokered CDs.

Off Balance Sheet Commitments and Contractual Obligations
The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation. Unused commitments and standby letters of credit totaled $171.9 million and $158.8 million, respectively, at September 30, 2008 and December 31, 2007.
During the second quarter of 2008, the Bank entered into two interest rate swap transactions. The swaps were executed to reduce the variability of uncertain cash flows related to variable rate liabilities and were designated as cash flow hedges.
Information regarding the interest rate swaps as of September 30, 2008 follows:
(Dollars in thousands)

Notional	Maturity	Interest Rate		Fair
Amount	Date	Fixed	Variable	Value

$10,000	5/30/2013	3.60%	1.68%	$(161)
$10,000	5/30/2015	3.87%	1.68%	$(211)
The Corporation has entered into various contractual obligations to make future payments. These obligations include time deposits, long-term debt, operating leases, deferred compensation and pension payments. These amounts have not changed materially from those reported in the Corporation’s 2007 Annual Report on Form 10-K.

PART I, Item 3
Quantitative and Qualitative Disclosures about Market Risk
There were no material changes in the Corporation’s exposure to market risk during the nine months ended September 30, 2008. For more information on market risk refer to the Corporation’s 2007 Annual Report on Form 10-K.
PART I, Item 4
Controls and Procedures
Evaluation of Controls and Procedures
The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2008, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
There were no changes during the nine months ended September 30, 2008 in the Corporation’s internal control over financial reporting which materially affected, or which are reasonably likely to affect, the Corporation’s internal control over financial reporting.

Part II — OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
There were no material changes in the Corporation’s risk factors during the nine months ended September 30, 2008. For more information, refer to the Corporation’s 2007 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Corporation announced a stock repurchase plan on July 13, 2007 to repurchase up to 100,000 shares of the Corporation’s common stock over a twelve month time period. This plan expired on July 11, 2008 with 56,309 shares repurchased.
On July 11, 2008, the Corporation announced a stock repurchase plan to repurchase up to 100,000 shares of the Corporation’s common stock over a twelve month time period.
As of September 30, 2008, 5,632 shares have been purchased under this plan. The following chart reports stock repurchases made during the third quarter of 2008 and the total shares repurchased under this plan:

		Weighted	Total Number of	Number of Shares
		Average	Shares Purchased	that May Yet Be
	Number of	Price Paid	as Part of Publicly	Purchased Under
Period	Shares Purchased	per Share	Announced Program	Program
July 2008 (1)	6,968	$21.89	6,968	—
July 2008	832	$21.15	832	99,168
August 2008	—	—	—	99,168
September 2008	4,800	21.63	4,800	94,368

Total	12,600	$23.52

(1)	The plan under which these shares were purchased expired July 11, 2008.
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

Franklin Financial Services Corporation
November 10, 2008	/s/ William E. Snell, Jr.
William E. Snell, Jr.
President and Chief Executive Officer

November 10, 2008	/s/ Mark R. Hollar
Mark R. Hollar Treasurer and Chief Financial Officer

FRANKLIN FINANCIAL SERVICES CORPORATION
AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit
No.	Description
31.1	Rule 13a — 14(a)/15d-14(a) Certifications — Chief Executive Officer
31.2	Rule 13a — 14(a)/15d-14(a) Certifications — Chief Financial Officer
32.1	Section 1350 Certifications — Chief Executive Officer
32.2	Section 1350 Certifications — Chief Financial Officer