Form 10-K
period 2008-12-31
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2009-03-13
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Common Stock, par value $1.00 per share
(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes ☐     No ☑

The aggregate market value of the 3,570,401 shares of the Registrant’s common stock held by nonaffiliates of the Registrant as of June 30, 2008 based on the price of such shares was $82,119,223.

There were 3,821,898 outstanding shares of the Registrant’s common stock as of February 28, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive annual proxy statement to be filed, pursuant to Reg. 14A within 120 days after December 31, 2008, are incorporated into Part III.

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

The Corporation’s common stock is not actively traded in the over-the-counter market. The Corporation’s stock is listed under the symbol “FRAF” on the OTC Electronic Bulletin Board, an automated quotation service. The Corporation’s Internet address is www.franklinfin.com. Electronic copies of the Corporation’s 2008 Annual Report on Form 10-K are available free of charge by visiting the “Investor Information” section of www.franklinfin.com. Electronic copies of quarterly reports on Form 10-Q and current reports on Form 8-K are also available at this Internet address. These reports are posted as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission (SEC).

The Corporation conducts substantially all of its business through its direct banking subsidiary, F&M Trust (the Bank), which is wholly owned. Other direct subsidiaries of the Corporation include Franklin Financial Properties Corp. and Franklin Future Fund Inc. F&M Trust, established in 1906, is a full-service, Pennsylvania-chartered commercial bank and trust company, which is not a member of the Federal Reserve System. F&M Trust operates twenty-five community banking offices in Franklin, Cumberland, Fulton and Huntingdon Counties, Pennsylvania, and engages in general commercial, retail banking and trust services normally associated with community banks and its deposits are insured (up to applicable limits) by the Federal Deposit Insurance Corporation (the “FDIC”). F&M Trust offers a wide variety of banking services to businesses, individuals, and governmental entities. These services include, but are not necessarily limited to, accepting and maintaining checking, savings, and time deposit accounts, providing investment and trust services, making loans and providing safe deposit facilities. Franklin Financial Properties Corp. is a “qualified real estate subsidiary” established to hold real estate assets used by F&M Trust in its banking operations. Franklin Future Fund Inc. is a non-bank investment company that makes venture capital investments within the Corporation’s primary market area.

The Corporation’s banking subsidiary is not dependent upon a single customer or a few customers for a material part of its business. Thus, the loss of any customer or identifiable group of customers would not materially affect the business of the Corporation or the Bank in an adverse manner. Also, none of the Corporation’s business is seasonal. The Bank’s lending activities consist primarily of commercial real estate, construction and land development, agricultural, commercial and industrial loans, installment and revolving loans to consumers and residential mortgage loans. Secured and unsecured commercial and industrial loans, including accounts receivable and inventory financing, and commercial equipment financing, are made to small and medium-sized businesses, individuals, governmental entities, and non-profit organizations. F&M Trust also participates in Pennsylvania Higher Education Assistance Act student loan programs, Pennsylvania Housing Finance Agency programs and is a Small Business Administration approved lender.

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

Acquisition

On November 29, 2008, Franklin Financial Services Corporation completed its acquisition of Community Financial, Inc. (Community). Community is the holding company of Community Trust Company, a Pennsylvania trust company headquartered in Camp Hill, Pennsylvania. In connection with the Community merger, Community Trust Company merged with and into Farmers and Merchants Trust Company. The acquisition increased the Bank’s trust assets under managements by approximately $62 million. The acquisition provided the Bank quick entry into an attractive market for asset management services and presents the opportunity for the expansion of retail and commercial banking services via an established office.

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

The principal market of F&M Trust is in south central Pennsylvania, primarily the counties of Franklin, Cumberland, Fulton and Huntingdon. The majority of the Bank’s loan and deposit customers are in Franklin County. There are many commercial bank competitors in this region, in addition to credit unions, savings and loan associations, mortgage banks, brokerage firms and other competitors. The Bank utilizes various strategies including customer service and convenience as part of a relationship management culture, a wide variety of products and services, and the pricing of loans and deposits to compete. F&M Trust is the largest financial institution headquartered in Franklin County and had total assets of approximately $902.5 million on December 31, 2008.

Staff

As of December 31, 2008, the Corporation and its banking subsidiary had 261 full-time equivalent employees. The officers of the Corporation are employees of the bank. Most employees participate in pension, incentive compensation plans, and employee stock purchase plans and are provided with group life and health insurance. Management considers employee relations to be excellent.

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

Capital Adequacy Guidelines

Bank holding companies are required to comply with the Federal Reserve Board’s risk-based capital guidelines. The required minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is required to be “Tier 1 capital,” consisting principally of common shareholders’ equity less certain intangible assets. The remainder (“Tier 2 capital”) may consist of certain preferred stock, a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, and a limited amount of the general loan loss allowance. The risk-based capital guidelines are required to take adequate account of interest rate risk, concentration of credit risk, and risks of nontraditional activities.

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

Prompt Corrective Action Rules

The federal banking agencies have regulations defining the levels at which an insured institution would be considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” The applicable federal bank regulator for a depository institution could, under certain circumstances, reclassify a “well-capitalized” institution as “adequately capitalized” or require an “adequately capitalized” or “undercapitalized” institution to comply with supervisory actions as if it were in the next lower category. Such a reclassification could be made if the regulatory agency determines that the institution is in an unsafe or unsound condition (which could include unsatisfactory examination ratings). At December 31, 2008, the Corporation and the Bank each satisfied the criteria to be classified as “well capitalized” within the meaning of applicable regulations.

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

FDIC Insurance Assessments

The Bank is a member of the Deposit Insurance Fund (the “DIF”), which is administered by the FDIC. Deposit accounts at the Bank are insured by the FDIC, generally up to a maximum of $100,000 for each separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. However, the FDIC increased the deposit insurance available on all deposit accounts to $250,000, effective until December 31, 2009. In addition, certain noninterest-bearing transaction accounts maintained with financial institutions participating in the FDIC’s Transaction Account Guarantee Program are fully insured regardless of the dollar amount until December 31, 2009. The Bank has opted to participate in the FDIC’s Transaction Account Guarantee Program. See “Temporary Liquidity Guarantee Program” below.

The FDIC imposes an assessment against all depository institutions for deposit insurance. This assessment is based on the risk category of the institution and, prior to 2009, ranged from 5 to 43 basis points of the institution’s deposits. On October 7, 2008, as a result of decreases in the reserve ratio of the DIF, the FDIC issued a proposed rule establishing a Restoration Plan for the DIF. The rulemaking proposed that, effective January 1, 2009, assessment rates would increase uniformly by 7 basis points for the first quarter 2009 assessment period. The rulemaking proposed to alter the way in which the FDIC’s risk-based assessment system differentiates for risk and set new deposit insurance assessment rates, effective April 1, 2009. Under the proposed rule, the FDIC would first establish an institution’s initial base assessment rate. This initial base assessment rate would range, depending on the risk category of the institution, from 10 to 45 basis points. The FDIC would then adjust the initial base assessment (higher or lower) to obtain the total base assessment rate. The adjustment to the initial base assessment rate would be based upon an institution’s levels of unsecured debt, secured liabilities, and brokered deposits. The total base assessment rate would range from 7 to 77.5 basis points of the institution’s deposits. On February 27, 2009, the FDIC published a final rule raising the current deposit insurance assessment rates uniformly for all institutions by seven basis points (to a range from 12 to 45 basis points) for the second quarter of 2009. This action also changed the way that the FDIC’s assessment system differentiates for risk and extended the time frame to restore the DIF from 5 years to 7 years and imposes a special assessment on insured institutions of 20 basis points, payable September 30, 2009. The ruling also allows the FDIC to impose an emergency assessment of 10 basis points after June 30, 2009 if necessary to maintain public confidence in federal deposit insurance.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not currently know of any practice, condition or violation that might lead to termination of our deposit insurance.

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2008, the annualized FICO assessment was equal to 1.10 basis points for each $100 in domestic deposits maintained at an institution.

Temporary Liquidity Guarantee Program.

On October 14, 2008, the FDIC announced a new program — the Temporary Liquidity Guarantee Program. This program has two components — The Debt Guarantee Program and the Transaction Account Guarantee Program. The Debt Guarantee Program guarantees newly issued senior unsecured debt of a participating organization, up to certain limits established for each institution, issued between October 14, 2008 and June 30, 2009. The FDIC will pay the unpaid principal and interest on an FDIC-guaranteed debt instrument upon the uncured failure of the participating entity to make a timely payment of principal or interest in accordance with the terms of the instrument. The guarantee will remain in effect until June 30, 2012. In return for the FDIC’s guarantee, participating institutions will pay the FDIC a fee based on the amount and maturity of the debt. The Bank and the Corporation have opted not to participate in the Debt Guarantee Program.

The Transaction Account Guarantee Program provides full federal deposit insurance coverage for non-interest bearing transaction deposit accounts, regardless of dollar amount, until December 31, 2009. An annualized 10 basis point assessment on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 will be assessed on a quarterly basis to insured depository institutions that have not opted out of this component of the Temporary Liquidity Guarantee Program. The Bank has opted to participate in the Transaction Account Guarantee Program.

U.S. Treasury’s Troubled Asset Relief Program Capital Purchase Program.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted that provides the U.S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. One of the provisions resulting from the legislation is the Troubled Asset Relief Program Capital Purchase Program (“CPP”), which provides direct equity investment in perpetual preferred stock by the U.S. Treasury Department in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. The CPP provides for a minimum investment of one percent of total risk-weighted assets and a maximum investment equal to the lesser of three percent of total risk-weighted assets or $25 billion. Participation in the program is not automatic and is subject to approval by the U.S. Treasury Department. The Corporation opted not to participate in the CPP because it believes its strong capital position, asset quality and earnings allow us to effectively execute on our strategic objectives, and continue to originate and invest in loans to creditworthy borrowers in our marketplace. Our management team concluded that CPP participation would not be beneficial to our customers, shareholders or communities as it would restrict dividend increases and share repurchases as well as dilute ownership, earnings per share, and return on equity.

New Legislation

Congress is often considering new financial industry legislation, and the federal banking agencies routinely propose new regulations. The Corporation cannot predict how any new legislation, or new rules adopted by the federal banking agencies, may affect its business in the future.

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

The Bank offers a variety of loan products, including residential mortgage, consumer, construction and commercial loans. At December 31, 2008, approximately 69% of its loans were commercial loans, including those secured by commercial real estate. As the Bank grows, it is expected that this percentage will grow as the Bank continues to focus its efforts on commercial lending. Commercial lending is more risky than residential mortgage and consumer lending because loan balances are greater and the borrower’s ability to repay is contingent on the successful operation of a business. Risk of loan defaults is unavoidable in the banking industry, and Management tries to limit exposure to this risk by carefully monitoring the amount of loans in specific industries and by exercising prudent lending practices. However, this risk cannot be eliminated and substantial credit losses could result in reduced earnings or losses.

The allowance for loan losses may prove to be insufficient to absorb potential losses in our loan portfolio.

The Bank maintains an allowance for loan losses that Management believes is appropriate to provide for any potential losses in the loan portfolio. The amount of the allowance is determined through a periodic review and consideration of several factors, including an ongoing review of the quality, size and diversity of our loan portfolio; evaluation of nonperforming loans; historical loan loss experience; and the amount and quality of collateral, including guarantees, securing the loan. Although Management believes the loan loss allowance is adequate to absorb probable losses in the loan portfolio, such losses cannot be predicted and the allowance may not be adequate. Excess loan losses could have a material adverse effect on the Bank’s financial condition and results of operations.

The Bank’s lending limit is smaller than many of our competitors, which affects the size of the loans it can offer customers.

The Bank’s lending limit is approximately $10.4 million. Accordingly, the size of the loans that can be offered to potential customers is less than the size of loans that many of our competitors with larger lending limits can offer. This limit affects the Bank’s ability to seek relationships with larger businesses in its market area. Loan amounts in excess of the lending limits can be accommodated through the sale of participations in such loans to other banks. However, there can be no assurance that the Bank will be successful in attracting or maintaining customers seeking larger loans or that it will be able to engage in participation of such loans or on terms favorable to the Bank.

The Corporation depends on the services of its Management team and the unexpected loss of any member of the Management team could disrupt and adversely affect its operations.

Banking is a relationship-driven organization. The Bank’s growth and development to date have depended in large part on the efforts of its senior officers, who have primary contact with its customers. These senior officers are extremely important in maintaining personalized relationships with the Bank’s customer base and increasing its market presence. The unexpected loss of services of one or more of these key employees could have a material adverse effect on the Bank’s operations and possibly result in reduced revenues. The Management team has considerable experience in the banking industry and is extremely valuable to the Bank and would be difficult to replace. The loss of the services of these officers could have a material adverse effect upon the Bank’s future prospects.

There is strong competition in the Bank’s primary market areas.

The Bank encounters strong competition from other financial institutions in its primary market area, which consists of Franklin, Cumberland, Fulton and Huntingdon County, Pennsylvania. In addition, established financial institutions not already operating in the Bank’s primary market area may open branches there at future dates or can compete in the market via the internet. In the conduct of certain aspects of banking business, the Bank also competes with savings institutions, credit unions, mortgage banking companies, consumer finance companies, insurance companies and other institutions, some of which are not subject to the same degree of regulation or restrictions as are imposed upon the Bank. Many of these competitors have substantially greater resources and lending limits and can offer services that the Bank does not provide. In addition, many of these competitors have numerous branch offices located throughout their extended market areas that provide them with a competitive advantage. No assurance can be given that such competition will not have an adverse effect on the Bank’s financial condition and results of operations.

The Corporation may be affected by local, regional and national economic conditions over which it has no control.

The results of operations for financial institutions, including the Corporation, may be materially and adversely affected by changes in prevailing economic conditions, including declines in real estate markets, unemployment, recession, international developments, rapid changes in interest rates and the monetary and fiscal policies of the federal government. Substantially all of the Bank’s loans are to businesses and individuals in its primary market area and any decline in the economy of this area could have an adverse impact on the Bank. Accordingly, the Bank could be more vulnerable to economic downturns in our market area than its larger competitors, who are more geographically diverse. Changes in governmental economic and monetary policies, the Internal Revenue Code and banking and credit regulations may affect the demand for loans and the Bank’s ability to attract deposits. The interest rate payable on deposits and chargeable on loans is further subject to governmental regulations and fiscal policy, as well as national, state and local economic growth, employment rates and population trends.

Changes in interest rates could have an adverse impact upon our results of operations.

The Bank’s profitability is in part a function of the spread between interest rates earned on investments, loans and other interest-earning assets and the interest rates paid on deposits and other interest-bearing liabilities. Recently, interest rate spreads have generally narrowed due to changing market conditions and competitive pricing pressure. Interest rates are highly sensitive to many factors that are beyond the Bank’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, will influence not only the interest received on loans and investment securities and the amount of interest we pay on deposits and borrowings, but will also affect the Bank’s ability to originate loans and obtain deposits and the value of our investment portfolio. If the rate of interest paid on deposits and other borrowings increases more than the rate of interest earned on loans and other investments, the Bank’s net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the rates on loans and other investments fall more quickly than those on deposits and other borrowings. While Management takes measures to guard against interest rate risk, there can be no assurance that such measures will be effective in minimizing the exposure to interest rate risk.

The Corporation may be affected by events that have an adverse impact on its liquidity.

The Corporation must maintain sufficient liquidity in order to respond quickly to the changing level of funds required for loan and deposit activity, operational costs and other corporate purposes. The Bank obtains funding through deposits, short-term borrowings from corporate customers, brokered certificates of deposits, and borrowings from the Federal Home Loan Bank of Pittsburgh. If the Corporation experienced a significant deterioration in its financial performance or if other external economic events occur beyond the control of the Corporation, its access to funding from any or all of its sources could be disrupted. The Bank maintains secured borrowing facilities at both the Pittsburgh FHLB and the Federal Reserve Discount Window that it believes are sufficient to meet all of its liquidity demands.

Our controls and procedures may fail or could be circumvented.

Management has implemented a series of internal controls, disclosure controls and procedures, and corporate governance policies and procedures in order to ensure accurate financial control and reporting. However, any system of controls, no matter how well designed and operated, can only provide reasonable, not absolute assurance that the objectives of the system are met. Any failure or circumvention of our controls and/or procedures could have a material adverse effect on our business and results of operation and financial condition.

The Corporation is subject to extensive governmental regulation.

The Corporation is subject to intensive regulation by federal and state bank regulatory agencies. There can be no assurance that this supervision and regulation will not have a material adverse effect on the Corporation’s results of operations. The primary purpose of this regulation is the protection of the federal deposit insurance funds administered by the FDIC, as well as the Bank’s depositors, as opposed to the Corporation’s shareholders. Further, the financial services industry has received significant legislative attention in recent years, resulting in increased regulation in certain areas and deregulation in other areas. As a result, banks now face strong competition from other financial service providers in areas that were previously, almost the exclusive domain of banks.

In order to remain competitive, the Bank may be required to spend a significant amount of money on technology.

The banking industry continues to undergo rapid technological changes with frequent introduction of new technology-driven products and services. In addition to providing better services to customers, the effective use of technology increases efficiency and reduces costs. The Bank’s future success depends in part upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional operating efficiencies. Many of our competitors have substantially greater resources to invest in technological improvements. Such technology may permit competitors to perform certain functions at a lower cost than the Bank. The Bank may not be able to effectively implement new technology-driven products and services or be successful in marketing these to our customers.

Risk Factors Relating to the Common Stock

The FDIC does not insure investments in the Corporation’s common stock.

Investments in the Corporation’s common stock are not deposit accounts and are not insured by the FDIC or any other governmental agency. Investments in the Corporation’s common stock are not guaranteed, may lose value, and are subject to a variety of investment risks, including loss of principal.

There is a limited trading market for the Corporation’s common stock.

There is currently only a limited public market for the Corporation’s common stock. It is listed on the Over the Counter Bulletin Board (OTC-BB) under the symbol “FRAF.” Because it is thinly traded, you may not be able to resell your shares of common stock for a price that is equal to the price that you paid for your shares. The Corporation has no plans to apply to have its common stock listed for trading on any stock exchange or the NASDAQ market.

The Bank’s ability to pay dividends to the Corporation is subject to regulatory limitations that may affect the Corporation’s ability to pay dividends to its shareholders.

As a holding company, the Corporation is a separate legal entity from the Bank and does not have significant operations of its own. It currently depends upon the Bank’s cash and liquidity to pay dividends to its shareholders. The Corporation cannot assure you that in the future the Bank will have the capacity to pay dividends to the Corporation. Various statutes and regulations limit the availability of dividends from the Bank. It is possible; depending upon the Bank’s financial condition and other factors, that the Bank’s regulators could assert that payment of dividends by the Bank to the Corporation is an unsafe or unsound practice. In the event that the Bank is unable to pay dividends to the Corporation, the Corporation may not be able to pay dividends to its shareholders.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

The Corporation’s headquarters is located in the main office of F&M Trust at 20 South Main Street, Chambersburg, Pennsylvania. This location also houses a community banking office as well as operational support services for the Bank. The Corporation owns or leases thirty-five properties in Franklin, Cumberland, Fulton and Huntingdon Counties, Pennsylvania as described below:

Property	Owned	Leased

Community Banking Offices	18	7
Remote ATM Sites	—	6
Other Properties	4	—

Item 3.	Legal Proceedings

The nature of our business generates a certain amount of litigation involving matters arising in the ordinary course of business. However, in management’s opinion, there are no proceedings pending to which the Corporation is a party or to which our property is subject, which, if determined adversely to the Corporation, would be material in relation to our shareholders’ equity or financial condition. In addition, no material proceedings are pending nor are known to be threatened or contemplated against us by governmental authorities or other parties.

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

The range of high and low bid prices is shown in the following table for the years 2008 and 2007, as well as cash dividends declared for those periods. The bid quotations reflect interdealer quotations, do not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions. The closing price of

Franklin Financial Services Corporation common stock recorded from an actual transaction on December 31, 2008 was $18.25. The Corporation had 2,123 shareholders of record as of December 31, 2008.

Market and Dividend Information
Bid Price Range Per Share

	2008			2007
			Dividends			Dividends
	High	Low	Declared	High	Low	Declared
	(Dollars per share)

First quarter	$24.80	$23.10	$0.26	$27.23	$26.93	$0.25
Second quarter	24.15	23.00	0.27	27.23	26.74	0.26
Third quarter	23.00	20.30	0.27	27.08	24.60	0.26
Fourth quarter	21.51	16.50	0.27	25.80	24.25	0.26

			$1.07			$1.03

For limitations on the Corporation’s ability to pay dividends, see “Supervision and Regulation — Regulatory Restrictions on Dividends” in Item 1 above.

The information related to equity compensation plans is incorporated by reference to the materials set forth under the heading “ Executive Compensation — Compensation Tables” in the Corporation’s Proxy Statement for the 2009 Annual Meeting of Shareholders.

Common Stock Repurchases:

The following table represents the repurchase of issuer equity securities during the fourth quarter of 2008:

		Weighted	Total Number of	Number of Shares
		Average	Shares Purchased	that May yet Be
	Number of	Price Paid	as Part of Publicly	Purchased Under
Period	Shares Purchased	per Share	Announced Program	Program

October 2008	10,700	$19.67	10,700	83,668
November 2008	—	—	—	83,668
December 2008	—	—	—	83,668

Total	10,700	$19.67	10,700

On July 10, 2008, the Board of Directors authorized the repurchase of up to 100,000 shares of the Corporation’s $1.00 par value common stock over a twelve-month period ending on July 10, 2009. The common shares of the Corporation will be purchased in the open market or in privately negotiated transactions. The Corporation uses the repurchased common stock (Treasury stock) for general corporate purposes including stock dividends and splits, employee benefit and executive compensation plans, and the dividend reinvestment plan. A plan approved July 12, 2007 that authorized the repurchase of up 100,000 shares expired in 2008 with 56,309 shares repurchased during the plan year.

The following graph compares the cumulative total return to shareholders of Franklin Financial with the NASDAQ — Total U.S. Index (a broad market index prepared by the Center for Research in Security Prices at the University of Chicago Graduate School of Business) and with the Northeast OTC-BB and Pink Banks Index (an industry-specific index prepared by SNL Financial LC) for the five year period ended December 31, 2008, in each case assuming an initial investment of $100 on December 31, 2003 and the reinvestment of all dividends.

Franklin Financial Services Corporation

Total Return Performance

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Franklin Financial Services Corporation	100.00	101.98	98.04	110.12	104.66	80.23

NASDAQ Composite	100.00	108.59	110.08	120.56	132.39	78.72

SNL Northeast OTC-BB & Pink Banks	100.00	116.50	116.15	120.03	116.89	95.21

Source : SNL Financial LC, Charlottesville, VA (434) 977-1600
©2009 www.snl.com

Shareholders’ Information

Dividend Reinvestment Plan:

Franklin Financial Services Corporation offers a dividend reinvestment program whereby shareholders with stock registered in their own names may reinvest their dividends in additional shares of the Corporation. Information concerning this optional program is available by contacting the Corporate Secretary at 20 South Main Street, P.O. Box 6010, Chambersburg, PA 17201-6010, telephone 717-264-6116.

Dividend Direct Deposit Program:

Franklin Financial Services Corporation offers a dividend direct deposit program whereby shareholders with registered stock in their own names may choose to have their dividends deposited directly into the bank account of their choice on the dividend payment date. Information concerning this optional program is available by contacting the Corporate Secretary at 20 South Main Street, P.O. Box 6010, Chambersburg, PA 17201-6010, telephone 717-264-6116.

Annual Meeting:

The Annual Shareholders’ Meeting will be held on Tuesday, April 28, 2009, at the Orchard Restaurant & Banquet Facility, 1580 Orchard Drive, Chambersburg, Pennsylvania. The Business Meeting will begin at 10:30 a.m. followed by a luncheon.

Website:

www.franklinfin.com

Stock Information:

The following brokers are registered as market makers of Franklin Financial Services Corporation’s common stock:

RBC Wealth Management	2101 Oregon Pike, Lancaster, PA 17601	800/646-8647
Boenning & Scattergood, Inc.	1700 Market Street, Suite 1420, Philadelphia, PA 19103-3913	800/883-1212
Ryan, Beck & Co.	3 Parkway, Philadelphia, PA 19102	800/223-8969
Morgan Keegan	Two Buckhead Plaza, 3050 Peachtree Road, NW, Suite 704 Atlanta, GA 30305	866/353-7522

Registrar and Transfer Agent:

The registrar and transfer agent for Franklin Financial Services Corporation is Fulton Financial Advisors, N.A., P.O. Box 4887, Lancaster, PA 17604.

Item 6.	Selected Financial Data

Summary of Selected Financial Data

	2008	2007	2006	2005	2004
	(Dollars in thousands, except per share)

Summary of operations
Interest income	$46,156	$49,487	$40,902	$29,711	$24,809
Interest expense	16,037	23,796	19,956	12,173	8,819

Net interest income	30,119	25,691	20,946	17,538	15,990
Provision for loan losses	1,193	990	240	426	880

Net interest income after provision for loan losses	28,926	24,701	20,706	17,112	15,110
Noninterest income	6,538	10,107	8,257	6,995	7,093
Noninterest expense	23,189	22,793	19,296	17,058	15,996

Income before income taxes	12,275	12,015	9,667	7,049	6,207
Income tax	3,680	2,759	2,097	937	1,015

Net income	$8,595	$9,256	$7,570	$6,112	$5,192

Per common share
Basic earnings per share	$2.24	$2.41	$2.11	$1.82	$1.54
Diluted earnings per share	2.24	2.40	2.10	1.81	1.54
Cash dividends paid	1.07	1.03	0.99	0.95	0.88
Market value	18.25	24.95	27.30	25.25	27.25
Balance sheet data (end of year)
Total assets	$902,460	$820,371	$799,333	$621,357	$563,268
Loans, net	668,860	564,256	521,684	391,788	343,130
Deposits	627,341	606,277	595,295	456,799	399,896
Long-term debt	106,141	59,714	38,449	48,546	52,359
Shareholders’ equity	73,059	77,642	71,614	55,670	54,643
Performance measurements
Return on average assets	1.01%	1.14%	1.07%	1.03%	0.93%
Return on average equity	10.99%	12.62%	11.92%	11.13%	9.77%
Return on average tangible assets(1)	1.05%	1.18%	1.09%	1.03%	0.93%
Return on average tangible equity(1)	13.19%	15.41%	13.42%	11.13%	9.77%
Dividend payout ratio	47.66%	42.77%	47.03%	52.31%	56.82%
Average equity to average asset ratio	9.18%	8.98%	8.96%	9.28%	9.47%
Efficiency ratio(2)	61.25%	61.35%	63.06%	66.39%	66.24%
Net interest margin	4.03%	3.67%	3.45%	3.45%	3.34%
Trust assets under management (market value)	$497,215	$507,920	$538,152	$411,165	$410,491

(1)	See Item 7 for definition of non-GAAP measurements.

(2)	Efficiency ratio: Noninterest expense / (Tax equivalent net interest income plus noninterest income less security gains)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Allowance for Loan Losses — The allowance for loan losses is the estimated amount considered adequate to cover credit losses inherent in the outstanding loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, charged against income. In determining the allowance for loan losses, Management makes significant estimates and, accordingly, has identified this policy as probably the most critical for the Corporation.

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

The analysis has two components, specific and general allocations. Collateral values discounted for market conditions and selling costs are used to establish specific allocations. The Bank’s historical loan loss experience and loan administration factors are used to establish general allocations for the remainder of the portfolio. The allowance for loan losses was $7.4 million at December 31, 2008.

Management monitors the adequacy of the allowance for loan losses on an ongoing basis and reports its adequacy assessment monthly to the Board of Directors, and quarterly to the Audit Committee.

Mortgage Servicing Rights — Fixed rate mortgages originated by the Bank were sold primarily to Federal National Mortgage Association (FNMA). Although the Bank has chosen to sell these loans, its practice is to retain the servicing of these loans. This means that the customers whose loans have been sold to the secondary market make their monthly payments to the Bank.

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

Financial Derivatives — As part of its interest rate risk management strategy, the Bank has entered into interest rate swap agreements. A swap agreement is a contract between two parties to exchange cash flows based upon an underlying notional amount. Under the swap agreements, the Bank pays a fixed rate and receives a variable rate from an unrelated financial institution serving as counter-party to the agreements. The swaps are designated as cash flow hedges and are designed to minimize the variability in cash flows of the Bank’s variable rate liabilities attributable to changes in interest rates. The swaps in effect convert a portion of a variable rate liability to a fixed rate liability.

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

Temporary Investment Impairment — Investment securities are written down to their net realizable value when there is impairment in value that is considered to be “other-than-temporary.” The determination of whether or not “other-than-temporary” impairment exists is a matter of judgment. Management reviews investment securities regularly for possible impairment that is “other-than-temporary” by analyzing the facts and circumstances of each investment and the expectations for that investment’s performance. “Other-than-temporary” impairment in the value of an investment may be indicated by the length of time and the extent to which market value has been less than cost; the financial condition and near term prospects of the issuer; or the intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value.

Stock-based Compensation — The Corporation has two stock compensation plans in place consisting of an Employee Stock Purchase Plan (ESPP) and an Incentive Stock Option Plan (ISOP).

The Corporation accounts for stock compensation plans in accordance with Financial Accounting Standards Board Statement No. 123(R), “Share-Based Payment.” Statement No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost is measured on the grant-date fair value of the equity or liability instruments issued. Compensation cost is recognized over the period that an employee provides services in exchange for the award.

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

GAAP versus Non-GAAP Presentations — The Corporation supplements its traditional GAAP measurements with Non-GAAP measurements. The Non-GAAP measurements include Return on Average Tangible Assets and Return on Average Tangible Equity. As a result, intangible assets (primarily goodwill, core deposit intangibles and customer list) were created. The Non-GAAP disclosures are intended to eliminate the effects of the intangible assets and allow for better comparisons to periods when such assets did not exist. The following table shows the adjustments made between the GAAP and NON-GAAP measurements:

GAAP Measurement	Calculation

Return on Average Assets	Net Income/Average Assets
Return on Average Equity	Net Income/Average Equity

Non- GAAP Measurement	Calculation

Return on Average Tangible Assets	Net Income plus Intangible Amortization/Average Assets less Average Intangible Assets
Return on Average Tangible Equity	Net Income plus Intangible Amortization/Average Equity less Average Intangible Assets

Results of Operations:

Management’s Overview

The following discussion and analysis is intended to assist the reader in reviewing the financial information presented and should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein.

In our 2007 report, we commented that 2007 ended with the financial markets in turmoil. A credit crisis resulting from sub-prime mortgages problems was surfacing, banks were facing liquidity problems, bank stock values plummeted and the possibility of a recession loomed. As we close 2008, many aspects of the financial markets have collapsed.

During 2008, the sub-prime mortgage problems and liquidity crunch continued to worsen. These factors contributed to an economic collapse during the year that saw failure of Bear Stearns, Lehman Brothers and Washington Mutual. Likewise Fannie Mae and Freddie Mac were placed in conservatorship. As these events unfolded, the bond market witnessed a flight to quality as demand for U.S. Treasury obligations skyrocketed and yields plummeted to historic lows. Short-term Treasury yields fell by more than 300 basis points during the year, with the shortest term rates actually hitting a 0% yield for a brief period. As stress on the financial markets continued to increase, the Federal Reserve continued to cut the Fed Funds rate, doing so 7 times during the year. The Fed Funds rate ended 2008 4% below where it began the year. At year-end, it was clear that the economy was in a recession and 2009 began with the passage of the largest ever government spending and economic stimulus plan in an effort to jump start the economy.

For Franklin Financial Services Corporation, 2008 produced earnings of $8.6 million, a decrease of 7.1% from the record earnings reported in 2007. Likewise, diluted earnings per share dropped to $2.24 from $2.40 in 2007. Despite strong growth in its core banking business and a 15% increase in tax equivalent net interest income, the Corporation incurred losses from declining assets values and these losses were the primary contributor to the earnings decrease during the year. Other key measurements are presented above in Item 6, Selected Financial Data.

Tax equivalent net interest income improved by 15% during 2008, driven both by an increase in earning assets and the Bank’s ability to lower its interest expense. For 2008, the Bank’s net interest margin increased to 4.03% from 3.67% in 2007. This is the second consecutive year that the margin improved. The Bank increased its provision for loan loss in 2008 due to loan growth and higher charge-offs. Noninterest income decreased during 2008 due to market conditions that effected asset values and subsequently resulted in impairment charges on bank investments. Noninterest expense was controlled in 2008 and reported only a slight increase over the prior year.

Total assets of the Corporation grew to $902.5 million at December 31, 2008 compared to $820.4 million at December 31, 2007. Total loans grew by approximately $105 million and deposits grew by approximately $21 million over the prior year-end.

A more detailed discussion of the areas that had the greatest affect on reported results follows.

Net Interest Income

The most important source of the Corporation’s earnings is net interest income, which is defined as the difference between income on interest-earning assets and the expense of interest-bearing liabilities supporting those assets. Principal categories of interest-earning assets are loans and securities, while deposits, securities sold under agreements to repurchase (Repos), short-term borrowings and long-term debt are the principal categories of interest-bearing liabilities. For the purpose of this discussion, net interest income is adjusted to a fully taxable-equivalent basis (refer to Table 1). This adjustment facilitates performance comparisons between taxable and tax-

free assets by increasing the tax-free income by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the Corporation’s 34% Federal statutory rate. The components of net interest income are detailed in Tables 1, 2 and 3.

2008 versus 2007

In 2008, the Corporation’s tax equivalent net interest income increased by approximately 15%, growing from $27.4 million in 2007 to $31.5 million in 2008. Interest rates dropped dramatically during the year as the liquidity and credit problems in the financial markets grew worse. Rates moved down throughout the year with the Federal Reserve cutting the Fed funds rate 7 times. These actions drove the Fed funds rate from 4.25% at year-end 2007 to .25% at year-end 2008. Likewise, the Prime rate fell 4% during the year to 3.25% at the end of 2008. Treasury yields experienced extreme volatility during the year and short-term yields actually hit 0% for a short time. These market conditions are just two years removed from 2006 when the Fed ended a twenty-four month period of rate increases.

Tax-equivalent interest income on earning assets was $47.5 million, a decrease of $3.6 million or approximately 7% from 2007. The previously mentioned market rate decreases during the year had the effect of reducing the interest rates of new and re-pricing assets. As a result, $6.7 million of the reduction in interest income was a result of rate changes. However, an increase in average earning assets of $36.2 million produced an increase in interest income of $3.1 million that partially offset the effects of lower pricing. The Bank’s investment portfolio decreased by approximately $22 million on average as maturities and pay-downs were not reinvested. The lower balance, coupled with a yield reduction of approximately .25% produced lower interest income in the portfolio compared to the previous year. Tax-equivalent interest income generated by the loan portfolio totaled $39 million in 2008, down from $40.6 million in 2007. Total average loans during the year were $620.4 million, an increase of approximately $64 million from the prior year average and produced an increase of $4.4 million in interest income. However, this increase was completely offset by falling rates with the yield on the loan portfolio falling more than 1% and in total, interest income decreased by $1.7 million year over year.

The commercial loan portfolio continued to grow during 2008 and the average balance of the portfolio increased by more than $70 million during the year. The commercial loan portfolio is comprised of approximately 50% fixed rate and 50% variable rate loans. As market rates fell during the year, new loans were booked at lower rates and existing loans repriced downward. The yield on the commercial loan portfolio fell by 1.45% during the year and the decrease in interest income produced by falling rates more than offset the increase produced by the higher volume.

Interest income on consumer loans increased slightly during the year despite a declining yield. Interest income from growth in the consumer loan portfolio, primarily home equity loans, more than offset the effect of a lower yield. The yield on consumer loans was 6.69% in 2008, down from 7.08% during the prior year. Mortgage interest income and balances continue to decline as the Bank sells nearly all of its new mortgage production and its existing portfolio of mortgages continues to pay down. Mortgage yields were also lower in 2008, 6.43%, compared to 6.68% in 2007.

The total effect of rate changes on earning assets was a drop in interest income of $6.7 million in 2008 while volume growth increased interest income by $3.1 million. The yield on earning assets for 2008 dropped to 6.08% from 6.86% in 2007.

For 2008, total interest expense was $16.0 million. This represents a decrease in interest expense of $7.8 million (32.6%) from 2007 interest expense of $23.8 million. Interest expense on deposits decreased $6.9 million when compared to the prior year. Ninety-two percent of the reduction in deposit interest expense is attributable to lower interest rates in 2008. Within the deposit category, the largest drop in interest expense was a $5.3 million reduction of interest expense on the Bank’s Money Management product. This product is tied to short-term market interest rates and as these rates fell during 2008, the interest expense on this product fell. In fact, the rate decrease accounted for $4.3 million of the total decrease in Money Management interest expense. After realizing an increase of 39% on average balances from 2006 to 2007, the Money Management product average balance fell by approximately 12% from 2007 to 2008 and this balance change accounted for the remaining drop in interest expense on this product. The decline in the average balance was in part caused by run-off due to low rates in 2008. All other deposit categories also reported a decline in interest expense that was primarily caused by lower interest rates.

Interest expense on time deposits dropped $1.1 million from 2007 to 2008 despite recording an increase in the average balance of $10.8 million year over year. In total, average interest bearing deposits decreased $13.7 million compared to the previous year and the average rate paid fell from 3.39% to 2.14%.

Interest expense on Securities sold under agreement to repurchase (Repos) was $1.4 million in 2008, $2.5 million less than in 2007. While the average balance decreased $5.8 million during the year, declining rates accounted for 89% of the reduction in interest expense as compared to 2007. The average rate paid on Repos was 1.88% in 2008 compared to 4.83% in 2007. The average balance of long-term debt (FHLB advances) increased $42.7 million during the year as the Bank took new advances to fund asset growth that outpaced deposit growth. While the average balance of long-term debt increased approximately 120% during 2008, the average rate paid dropped from 5.16% in 2007 to 4.34% in 2008 because of the low rates on new advances. As a result of these changes, interest expense on long-term debt increased $1.6 million during 2008.

The total cost of interest bearing liabilities was 2.36% for 2008, compared to 3.67% in 2007. See Table 2 for more detail on the change in net interest income that is attributable to changes in balance sheet size or changes in interest rates as compared to the prior year.

2007 versus 2006:

The Corporation recorded tax equivalent net interest income of $27.4 million in 2007, an increase of $4.9 million (22%) over 2006. For much of 2007, interest rates remained fairly stable. However, when the sub-prime mortgage problems were recognized in the second half of the year, market interest rates began to change frequently. The Federal Reserve Open Market Committee reduced the fed funds target rate by 1% within a 90-day period and the fed funds rate and the prime rate both ended 2007 lower than where they began the year. The Treasury yield curve experienced a large decline during the year as investors moved to quality investments. Despite falling market rates, the Corporation actually increased its net interest margin to 3.67% in 2007. The Corporation was liability sensitive and benefited from falling market rates, especially in the 4th quarter of 2007.

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

Interest expense totaled $23.8 million in 2007, an increase of approximately 19% over the 2006 total of $20.0 million. Most of this increase came from the Bank’s Money Management product that saw an increase in the average balance for 2007 of approximately 39% over the 2006 average balance. This product is indexed to a short-term market rate; therefore, the average cost of these deposits decreased year over year. The benefit gained from lower rates was more than offset by higher balances and resulted in a net increase to interest expense. Interest expense on certificates of deposit (CD) increased year over year with the increase being almost evenly split between volume and rate factors. In the second half of 2007, the Bank began to see CD promotional rates from competitors that did not fit with the Bank’s pricing practices. Therefore, the Bank maintained a disciplined approach to CD pricing and avoided the high rate specials. In part, this contributed to only a modest increase in the cost of CDs year over year. The average cost of interest bearing deposits increased from 3.22% in 2006 to 3.39%. The average balance on Repos increased approximately 17% over 2006 and was the primary driver of a $616 thousand increase in interest expense on this product. The total cost of interest bearing liabilities was 3.67% in 2007 compared to 3.56% in 2006. See Table 2 for more detail on the change in net interest income that is attributable to changes in balance sheet size or changes in interest rates as compared to the prior year.

Table 1. Net Interest Income

Net interest income, defined as interest income less interest expense, and the percentage change from the prior year is shown in the following table:

	2008	% Change	2007	% Change	2006	% Change
	(Dollars in thousands)

Interest income	$46,156	(6.73)%	$49,487	20.99%	$40,902	37.67%
Interest expense	16,037	(32.61)%	23,796	19.24%	19,956	63.94%

Net interest income	30,119	17.24%	25,691	22.65%	20,946	19.43%
Tax equivalent adjustment	1,369		1,683		1,563

Tax equivalent net interest income	$31,488	15.03%	$27,374	21.61%	$22,509	18.96%

Table 2 identifies increases and decreases in tax equivalent net interest income to either changes in average volume or to changes in average rates for interest-earning assets and interest-bearing liabilities. Numerous and simultaneous balance and rate changes occur during the year. The amount of change that is not due solely to volume or rate is allocated proportionally to both.

Table 2. Rate-Volume Analysis of Net Interest Income

	2008 Compared to 2007			2007 Compared to 2006
	Increase (Decrease) due to:			Increase (Decrease) due to:
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)

Interest earned on:
Interest-bearing obligations in other banks and Federal funds sold	$(231)	$(107)	$(338)	$(212)	$6	$(206)
Investment securities
Taxable	(968)	(484)	(1,452)	108	858	966
Nontaxable	(145)	(60)	(205)	317	(75)	242
Loans:
Commercial	4,806	(5,341)	(535)	5,164	149	5,313
Mortgage	(1,144)	(249)	(1,393)	(219)	450	231
Consumer	766	(488)	278	1,841	318	2,159

Loans	4,428	(6,078)	(1,650)	6,786	917	7,703

Total net change in interest income	3,084	(6,729)	(3,645)	6,999	1,706	8,705

Interest expense on:
Interest-bearing checking	30	(187)	(157)	4	8	12
Money market deposit accounts	(996)	(4,268)	(5,264)	2,716	(613)	2,103
Savings accounts	(39)	(334)	(373)	(8)	139	131
Time deposits	465	(1,560)	(1,095)	592	659	1,251
Securities sold under agreements to repurchase	(264)	(2,243)	(2,507)	572	44	616
Short-term borrowings	204	(125)	79	66	6	72
Long-term debt	1,895	(337)	1,558	(308)	(37)	(345)

Total net change in interest expense	1,295	(9,054)	(7,759)	3,634	206	3,840

Increase in net interest income	$1,789	$2,325	$4,114	$3,365	$1,500	$4,865

No accruing loans are included in the loan balances. All nontaxable interest income has been adjusted to a tax-equivalent basis, using a tax rate of 34%.

Table 3. Analysis of Net Interest Income

	2008			2007			2006
	Average	Income or	Average	Average	Income or	Average	Average	Income or	Average
	Balance	Expense	Yield/rate	Balance	Expense	Yield/rate	Balance	Expense	Yield/rate
	(Dollars in thousands)

Interest-earning assets:
Interest-bearing obligations of other banks and federal funds sold	$1,316	$43	3.27%	$7,266	$381	5.24%	$11,302	$587	5.19%
Investment securities
Taxable	114,290	5,448	4.77%	134,079	6,900	5.15%	131,726	5,934	4.50%
Nontaxable	46,193	3,061	6.63%	48,362	3,266	6.75%	43,688	3,024	6.92%
Loans:
Commercial	404,076	24,724	6.12%	333,514	25,259	7.57%	265,321	19,946	7.52%
Mortgage	83,708	5,381	6.43%	101,375	6,774	6.68%	104,813	6,543	6.24%
Consumer	132,571	8,868	6.69%	121,361	8,590	7.08%	95,180	6,431	6.76%

Loans	620,355	38,973	6.28%	556,250	40,623	7.30%	465,314	32,920	7.07%

Total interest-earning assets	782,154	47,525	6.08%	745,957	51,170	6.86%	652,030	42,465	6.51%

Other assets	69,242			68,665			57,777

Total assets	$851,396			$814,622			$709,807

Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$83,128	245	0.29%	$76,923	402	0.52%	$76,230	390	0.51%
Money Market deposit accounts	209,028	4,195	2.01%	236,533	9,459	4.00%	169,560	7,356	4.34%
Savings	48,860	290	0.59%	52,091	663	1.27%	52,881	532	1.01%
Time	174,191	6,296	3.61%	163,364	7,391	4.52%	149,618	6,140	4.10%

Total interest-bearing deposits	515,207	11,026	2.14%	528,911	17,915	3.39%	448,289	14,418	3.22%

Securities sold under agreements to repurchase	75,238	1,412	1.88%	81,077	3,919	4.83%	69,231	3,303	4.77%
Short- term borrowings	11,628	200	1.72%	2,386	121	5.08%	1,075	49	4.61%
Long- term debt	78,381	3,399	4.34%	35,654	1,841	5.16%	41,601	2,186	5.25%

Total interest-bearing liabilities	680,454	16,037	2.36%	648,028	23,796	3.67%	560,196	19,956	3.56%

Noninterest-bearing deposits	84,189			84,029			79,154
Other liabilities	8,553			9,385			6,918
Shareholders’ equity	78,200			73,180			63,539

Total liabilities and shareholders’ equity	$851,396			$814,622			$709,807

Tax equivalent net interest income/Net interest margin		31,488	4.03%		27,374	3.67%		22,509	3.45%

Tax equivalent adjustment		(1,369)			(1,683)			(1,563)

Net interest income		$30,119			$25,691			$20,946

All amounts have been adjusted to a tax-equivalent basis using a tax rate of 34%. Investments include the average unrealized gains or losses. Dividend income is reported as taxable income, but is adjusted for the dividend received deduction. Loan balances include nonaccruing loans, loans held for sale, and are gross of the allowance for loan losses.

Provision for Loan Losses

For the second consecutive year, the Corporation determined that is was necessary to increase its provision for loan loss expense. The provision expense in 2008 was $1.2 million compared to $990 thousand in 2007. The increase was recorded as a result of Management’s analysis of the adequacy of the allowance for loan losses in light of continued loan growth, increased charge-offs and the increasing credit and liquidity stress on the economy. The Bank had $1.2 million of net loan charge-offs in 2008 compared to net charge-offs of $479 thousand in 2007. Management performs a monthly analysis of the loan portfolio considering current economic conditions and other relevant factors to determine the adequacy of the allowance for loan losses and the provision for loan losses. For more information, refer to the Asset Quality discussion and Tables 11, 12 and 13.

Noninterest Income

2008 versus 2007

The Corporation’s total noninterest income fell during 2008, primarily the result of falling asset valuations that resulted in write-downs on mortgage servicing rights, other than temporary impairment on investment securities and its investment in American Home Bank, N.A. Fee income from the Bank’s Investment and Trust Services department fell by $629 thousand to $3.5 million in 2008 compared to $4.1 million in 2007. This decrease was due primarily to two estate settlements that occurred in 2007 that produced $617 thousand of nonrecurring fee income that year. These estates represented the largest settlements ever handled by the department and contributed to the year over year decrease in fee income. After accounting for these settlements, fee income from Investment and Trust Services was virtually flat year over year despite continued growth in accounts. As the value of assets under management fell during the year due to market conditions, fee revenue fell as well. Low asset values will continue to constrain fee income growth; however, the addition of approximately $62 million of new assets under management from the acquisition of Community near the end of 2008 should serve to provide additional fee income in the future.

Loan service charges increased by approximately 9% from $822 thousand in 2007 to $897 thousand in 2008. A nonrecurring commercial loan prepayment fee of $170 thousand was recorded in 2007. This is an unusually large fee and has somewhat tempered the true growth in 2008 commercial fees and service charges. Mortgage fees and service charges increased $61 thousand in 2008 as a result of a new mortgage program that began in the 4th quarter of 2007. As part of this program, the Bank serves as a third party originator of mortgage loans and can provide a wider range of mortgage products. In return, the Bank collects a fee for this service and is not responsible for funding or servicing the loans. The Bank expects to place most of its mortgage origination business through this program and 2009 is off to a strong start as mortgage rates have dropped significantly and refinance activity has been strong. Consumer loan fees and service charges increased approximately 13% during 2008 fueled primarily by an increase in the Bank’s consumer debt protection product that provides debt protection in the event of death, disability or involuntary unemployment.

Mortgage banking activities produced a loss of $335 thousand in 2008 compared to income of $422 thousand in 2007, a negative swing of $758 thousand. Two factors contributed to this large swing. First, gains recognized on the sale of mortgage loans decreased by $159 thousand in 2008 as the Bank originated fewer loans for sale in the secondary market. Fewer loans were originated for sale due to a slow down in purchase and refinance activity and the implementation of the Bank’s new mortgage origination program that eliminates its sales activities. Secondly, the Bank’s mortgage servicing rights portfolio recorded net impairment charges (i.e., expense) of $500 thousand in 2008, while impairment charges of $98 thousand were reversed (i.e., income) in 2007. Mortgage servicing rights (MSR) represent the Bank’s rights to receive future fee income from servicing mortgages that it originated and sold in the secondary market. MSR are measured and carried at the lower of cost or market value and the value fell in 2008 as rates fell and prepayment assumptions were accelerated. While the Bank does not expect to originate and sell mortgages with servicing retained in the future, it will retain the existing servicing portfolio until those loans are paid-off. See Note 9 of the accompanying consolidated financial statements for additional information on mortgage servicing rights.

Deposit fees were $2.6 million in 2008 compared to $2.4 million in 2007. Account analysis fees increased $129 thousand year over year as lower market interest rates produced lower earnings credits for commercial account analysis customers and therefore, higher account charges. Retail overdraft fees also increased by $64 thousand (12%) in 2008. Income from the Bank’s retail and commercial overdraft protection programs remained unchanged at $1.1 million, year over year.

Other service charges and fees decreased slightly to $1.2 million in 2008 from $1.3 million in 2007. Debit card fees increased by approximately 9% ($59 thousand) during the year, but this increase was more than offset by a nonrecurring fee of $86 thousand in 2007 that was not recorded in 2008. The Bank also recorded a decrease in fee income it earns from a third party provider of check services as the vendor reduced its payment schedule in 2008.

The Bank previously had an investment in American Home Bank, N.A. (AHB) common stock that represented an ownership of approximately 21% of the voting stock of AHB. This investment was accounted for utilizing the equity method of accounting. Under the equity method of accounting, the Corporation recorded a loss of $143 thousand in 2008 and income of $49 thousand in 2007. On December 31, 2008 First Chester County Corporation (FCEC) acquired the common stock of AHB. The acquisition was structured so that shareholders of AHB would receive a combination of cash ($11 per share) and FCEC common stock (0.7 shares of FCEC for each share of AHB) subject to allocation provisions defined in the merger agreement. At the time of the merger announcement, FCEC common stock price was $15.25 per share. After the merger, the Corporation’s ownership of FCEC was less than 5% and it would no longer account for this investment using the equity method. On the merger date, the Corporation discontinued the equity method of accounting on the AHB investment and recorded the FCEC transaction with 58,000 shares exchanged at $11.00 per share cash ($638 thousand) and the remaining AHB shares (299,000) exchanged for 209,000 FCEC common shares at the December 31, 2008 fair value of $10.00 per common share. As a result of this transaction, the Corporation recorded a loss of $1.2 million. For 2008, the Corporation recorded a total loss of $1.3 million from its investment in AHB, comprised of $1.2 million loss from the asset exchange and a $143 thousand loss recognized by the equity method of accounting. At December 31, 2008, the Corporation recorded its investment in FCEC common stock on the balance sheet as Investment securities available for sale.

The Corporation also recorded write-downs of $888 thousand on eleven equity securities that it considered to be other than temporarily impaired. All of the equity securities were national or regional bank stocks. In 2007, impairment charges totaled $104 thousand. Net securities gains were $164 thousand in 2008 compared to $284 thousand in 2007. The net gains in 2008 were comprised of a combination of gains and losses on both debt and equity securities.

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

Loan service charges increased approximately 31% over the prior year, despite the fact that most recurring loan fees remained flat year over year. However, the consumer debt protection product that provides debt protection in the event of death, disability or involuntary unemployment continued to be popular and fee income from this product was $17 thousand higher in 2007 than in 2006. A nonrecurring loan fee of $170 thousand was recorded from a commercial loan payoff. This fee offset a prepayment fee paid to the Federal Home Loan Bank of Pittsburgh

(FHLB) to payoff an FHLB advance that funded the commercial loan. The FHLB fee is included in noninterest expense.

The Bank is active in residential mortgage banking activities, primarily the sale of originated mortgage loans and the servicing of these mortgage loans. In 2007, mortgage-banking fees increased $143 thousand to $422 thousand. Fee income from servicing loans increased $28 thousand, but was partially offset by a decrease of $26 thousand from gains on mortgage loan sales. Impairment charges on the Bank’s mortgage servicing rights (MSR) decreased $187 thousand in 2007. This line item moved from an impairment charge (i.e., expense) of $89 thousand in 2006 to an impairment recovery (i.e., income) of $98 thousand in 2007. The Bank values its MSR portfolio quarterly and its value usually changes in the opposite direction of mortgage interest rates. For the first two quarters of 2007, the Bank reversed previously recorded impairment charges, but in the last two quarters, the Bank recorded impairment charges as rates fell. In 2008, the Bank will begin a new mortgage program that will expand its offering of mortgage products. The Bank expects a significant percent of its 2008 mortgage production to be originated from this program. This will result in a decrease in fees from mortgage sales but an increase in fee income from originations. The Bank also expects to originate and release these loans without retaining the servicing rights and therefore, the Bank’s MSRs should decrease over time as no new servicing rights are expected to be booked. See Note 9 of the accompanying financial statements for additional information on mortgage servicing rights.

Deposit service charges and fees increased year over year, led by a $296 thousand increase in the Bank’s Courtesy Coverage product, a retail overdraft protection product. The Bank continued to expand this product to the small business market and as a result, saw an increase of approximately 123% in fees from the business Courtesy Coverage product. Commercial account analysis fees also increased $32 thousand in 2007 as part of the Bank’s commercial cash management product that continues to attract new accounts.

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

Other income was down in 2007 due primarily to impairment write-downs on equity securities in 2007 and nonrecurring income recorded in 2006, but not in 2007. In 2007, two equity securities were considered impaired and a total write-down of $104 thousand was recorded. In 2006, other income included $120 thousand from life insurance proceeds. Security gains in 2007 were $284 thousand and were generated from the Corporation’s equity investment portfolio and the Bank’s debt security portfolio.

Noninterest Expense

2008 versus 2007

The Corporation did a good job of controlling noninterest expense in 2008. For the year, noninterest expense was $23.2 million, only 1.7% higher than $22.8 million recorded in 2007. Salary and benefit costs are the largest noninterest expense of the Corporation and totaled $12.1 million in 2008. This is an increase of $596 thousand (5.2%) over 2007. Salary expense increased $851 thousand year over year, primarily from normal salary adjustments. The expense for the Bank’s matching portion of its 401(k) plan increased $106 thousand due in part to higher salary deferrals and an increase to the Bank’s matching percentage. The increase in the Bank’s matching percentage was implemented as a partial offset to changes in the Bank’s pension plan that were discussed in last years report and are repeated below in the section comparing 2007 and 2006. In addition, salary increases resulted in higher payroll tax expense. Due to lower net income in 2008, the expense of the Bank’s incentive compensation plans was $322 thousand less in 2008 compared to 2007. In addition, changes to the pension plan that were effective in 2008 resulted in a savings of $229 thousand versus the 2007 pension expense. However, due to a significant drop in interest rates used to calculate pension obligations at December 31, 2008, pension expense for 2009 is expected to be approximately $500 thousand higher than in 2008. Management believes that if the 2008 pension changes had not been implemented, the increase in the 2009 pension expense would have been significantly higher than what is currently expected. See Note 15 of the accompanying consolidated financial statements for additional information on benefit plans.

A decrease in building maintenance expense was primarily responsible for a $102 thousand decrease in net occupancy and furniture year over year. Depreciation expense remained fairly constant year over year. See Note 7 of the accompanying consolidated financial statements for additional information on premises and equipment.

Advertising costs increased $452 thousand during 2008 to $1.8 million. Two special marketing activities were responsible for the increase. The first was a new customer acquisition campaign that offered merchandise incentives to retail and business customers to open selected checking account products. This promotion is expected to continue into 2009. The second activity involved the creation of a consumer financial education website: www.mymoneyclinic.com

Legal and professional fees increased approximately 13% year over year. Legal and regulatory requirements continue to increase in number every year and are a burden to community banks, both in terms of financial and employee resources. Bank Secrecy Act and Anti — Money Laundering regulations continue to stretch the Bank’s resources. The increase in legal and professional fees in 2008 is attributable to fees paid to outside legal counsel and audit fees, both internal and external.

In 2008, the Bank got a final resolution of an outstanding Pennsylvania Bank Shares tax issue relating to its 2006 acquisition of Fulton Bancshares Corporation. This allowed the Bank to recognize lower shares tax expense in 2008 than in 2007.

Intangible amortization increased only $9 thousand year over year. This increase is due entirely to amortization of a customer list obtained in acquisition of Community. Only one month of customer list amortization was recorded in 2008. The remaining intangible amortization is related to a previously acquired core deposit intangible. See Note 8 of the accompanying financial statements for additional information on intangible assets.

Other noninterest expense decreased $462 thousand in 2008 when compared to 2007. Total noninterest expense for 2008 was $3.4 million. In 2007, the Bank incurred $540 thousand in prepayment penalties to the FHLB to pay-off high rate borrowings. The absence of this expense is primarily responsible for the decrease in other noninterest expense year over year. FDIC insurance was $105 thousand in 2008, up $34 thousand from 2007. The 2008 FDIC insurance premium reflects use of the remaining premium credits carried over from 2007 that were granted to the Bank as part of the 2007 FDIC Reform Act. In 2009, current deposit assessment rates will double and additional assessments will be charged for brokered deposits and secured liabilities. As a result of the rate increase and the expiration of the premium credits, the Bank expects its FDIC insurance expense to increase significantly and will most likely exceed $750 thousand in 2009. On February 27, 2009, the FDIC voted to impose a special emergency assessment of 20 basis points on insured institutions in order to restore the Deposit Insurance Fund to an acceptable level. This assessment will be paid on September 30, 2009 and is expected to cost the Bank more than $1 million. Most categories of other noninterest expense remained fairly constant as compared to 2007.

2007 versus 2006:

In 2007, the Corporation recorded noninterest expense of $22.8 million. This represents an increase of approximately 18.5% over 2006. Expense increases were recognized in all categories with the largest dollar increase occurring in salaries and benefits ($1.7 million). Within this category, employee salaries increased $1.3 million due primarily to a full year of additional employees from the Fulton acquisition compared to only 6-months in 2006. Based upon 2007 results, expense related to the Bank’s incentive compensation plans increased $251 thousand in 2007. Health insurance costs increased $164 thousand in 2007 while pension costs remained stable year over year.

The Bank continually looks for ways to control the costs of employee benefits. For example, the Bank closed its pension plan to new employees as of April 1, 2007. In addition, effective January 1, 2008, the Bank will change its existing pension plan to a career average formula from a final average formula. In conjunction with the change to a career average formula for all participants, the Bank implemented several new benefit plans in an attempt to minimize the effect of the change to a career average plan on long-term employees that may have benefited more under the old pension plan. Effective January 1, 2008 the following changes will be made to the Bank’s employee benefit plans: (1) the match contribution in the 401(k) plan will be increased to 100% of the first 4% of deferrals plus a 50% match on the next 2% of deferrals; (2) an additional annual contribution over 10 years to the 401(k) plan for pension participants that were deemed to have a significant expected shortfall as a result of the change to a career average formula; and (3) contributions to a non-qualified deferred compensation plan for current or potential highly-compensated employees that were deemed to have a significant expected shortfall as a result of the change to a career average formula. The annual contribution to the non-qualified plan ranges from 1% to 9% of the covered employee’s salary depending on such factors as the employee’s length of service and time to retirement. The contributions made to the non-qualified plan is in lieu of the additional contribution made to the 401(k) plan identified as change number 2 above. These changes are expected to significantly reduce the expense of the defined noncontributory pension beginning in 2008. However, the new benefit options are expected to cost approximately $125 thousand in 2008. The cumulative effect of all the changes is expected to save the Bank approximately $3 million over the next 10 years.

On January 1, 2008, the Corporation adopted EITF 06-04 “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. The 2008 cost associated with the adoption of EITF 06-4 is expected to be approximately $27 thousand. The adoption of EITF 06-4 and the corresponding transactions relate to a deferred compensation benefit (life insurance) provided to selected employees via the life insurance policies owned by the Bank.

Effective January 1, 2008, the Corporation adopted a Directors’ Pay for Performance Plan. The plan is intended to provide an annual incentive to non-employee Directors for their leadership in helping the Corporation achieve certain financial targets. Each participant shall be eligible to receive an annual cash bonus upon the Corporation’s achievement of certain financial targets based upon the average annual increase in the Corporation’s diluted earnings per share over rolling measurement periods of three calendar years each. The annual payout ranges from 5% to 15% of the Directors retainer fee.

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

Intangible amortization in 2007 was $361 thousand and reflects a full year’s amortization of the core deposit intangible (CDI) acquired in the Fulton acquisition. The 2006 amortization reflected only 6 month’s CDI amortization plus the remaining amortization on a purchased customer list that was fully amortized by the end of last year. See Note 8 for additional information on intangible assets.

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

Provision for Income Taxes

Federal income tax expense for 2008 was $3.7 million compared to $2.8 million in 2007 and $2.1 million in 2006. The Corporation’s effective tax rate for the years ended December 31, 2008, 2007 and 2006 was 30.0%, 23.0% and 21.7%, respectively. The increase in income tax and the effective tax rate in 2008 over the prior year is due in part to less tax-exempt income, the expiration of general business tax credits and a $504 thousand valuation account established against capital losses that were incurred in 2008. For a more comprehensive analysis of Federal income tax expense refer to Note 12 of the accompanying financial statements.

Financial Condition

One method of evaluating the Corporation’s condition is in terms of its sources and uses of funds. Assets represent uses of funds while liabilities represent sources of funds. At December 31, 2008, total assets reached $902.5 million, increasing slightly more than 10% from total assets of $820.4 million at December 31, 2007. Table 3 presents average balances of the Corporation’s assets and liabilities over a three-year period. The following discussion on financial condition will reference the average balance sheet in Table 3 unless otherwise noted.

Investment Securities:

The investment portfolio serves as a mechanism to invest funds if funding sources out pace lending activity, provide liquidity for lending and operations, and provide collateral for deposits and borrowings. The Corporation invests in taxable and tax-free debt securities and equity securities as part of its investment strategy. The mix of taxable and tax-free debt securities are determined by the Bank’s Investment Committee and investing decisions are made as a component of balance sheet management. Debt securities include U.S. Government Agencies, U.S. Government Agency mortgage-backed securities, non-agency mortgage-backed securities, state and municipal government bonds and corporate debt. The equity portfolio invests only in bank stocks and is considered to be longer-term with a focus on capital appreciation. Tables 4 and 5 provide additional detail about the investment portfolio. All securities are classified as available for sale.

For 2008, the investment portfolio averaged $160.5 million, declining $21.9 million from the 2007 average of $182.4 million. Likewise, the ending balance of the portfolio decreased $17.4 million year over year. The majority of the decrease in the portfolio occurred in the taxable sector of the portfolio as maturing cash flow was used to fund lending activities that outpaced deposit growth. In 2008, the amount of securities purchased was approximately 50% of the amount purchased in the previous year. Most purchases were made only to maintain collateral positions.

Mortgage-backed securities continued to get a lot of attention in 2008 as being responsible, in part, for the liquidity and credit crisis affecting the economy. Most of the attention was focused on sub-prime mortgages that were used as collateral for some mortgage-backed securities. The delinquency trend in sub-prime mortgages that started in 2007 continued into 2008 only reinforced that much of the sub-prime production was exactly that, credit given to sub-prime customers without the long-term ability to repay the loan. The failure of these loans resulted in significant write-downs of mortgage-backed assets by the banking industry in 2008.

The Bank’s investment in mortgage-backed securities is comprised primarily of U.S. Agency mortgage-backed products $51.5 million that do not include sub-prime mortgage collateral. When Fannie Mae and Freddie Mac were placed in conservatorship in September 2008, these mortgage-backed securities that had always had an implicit U.S. Government guarantee, now had an explicit U.S. Government guarantee. The Bank also has approximately $7 million of private label “Alt-A” mortgage-backed products. Alt-A loans are first-lien residential mortgages that generally conform to traditional “prime” credit guidelines; however, loan factors such as the loan-to-value ratio, loan documentation, occupancy status or property type cause these loans not to qualify for standard underwriting programs. The Alt-A product is comprised of fixed-rate product that was originated between 2004 and 2006. All of these bonds have some type of credit support tranche that will absorb any loss prior to losses at the senior tranche held by the Bank. The Bank monitors the performance of the Alt-A investments on a regular basis and reviews default rates, credit support levels and various cash flow stress test scenarios. Management believes that these investments do not offer any undue risk of loss.

Bond insurance companies continued to suffer losses during 2008 and most insurers saw their long-term credit rating lowered. The Corporation’s exposure to the bond insurers comes from the insurers credit guarantee on municipal bonds owned by the Bank. The Bank has exposure to 12 bond insurers in its municipal bond portfolio with the largest exposure to one carrier of $12 million. The Bank’s municipal bond portfolio is well diversified geographically and is comprised primarily of general obligation bonds. The Bank does not think that the troubles facing the bond insurers will have an effect on the performance of its municipal bond portfolio.

Within the corporate bond portfolio, the Bank holds approximately $6 million of trust preferred securities. Trust preferred securities are typically issued by a subsidiary grantor trust of a bank holding company, which uses the proceeds of the equity issuance to purchase deeply subordinated debt issued by the bank holding company. Trust preferred securities can reflect single entity issues or a group of entities (pooled trust preferred). Because of the current financial conditions, most trust preferred securities have realized a decline in value of 50% or more. All of the trust preferred securities owned by the Bank are single entity issuer securities.

The Bank held $6.5 million of restricted stock at the end of 2008. With the exception of $30 thousand, this investment represents stock in the Federal Home Loan Bank of Pittsburgh that the Bank is required to hold in order to be a member of FHLB. This stock is carried at an artificial cost of $100 per share. Due to concerns about the capital strength of the Pittsburgh FHLB, and the entire FHLB system, there has been industry discussion about impairment issues on FHLB stock. If FHLB stock were deemed to be impaired, the write-down for the Bank could be significant. However, due the nature of the FHLB system and the heavy dependence of community banks on the FHLB, it is believed that any determination about the valuation of FHLB stock needs to be accomplished at the national level so that the entire community banking system is not disrupted.

At December 31, 2008, the investment portfolio contained $57.0 million of temporarily impaired securities with $7.0 million in unrealized losses. These numbers are much higher than the previous year as most financial assets have experienced significant price depreciation throughout 2008. Of the total, $6.0 million of unrealized loss was in the debt security portfolio with the largest amount in the corporate debt security category (primarily trust preferred securities), $3.9 million. The majority (62%) of the unrealized loss in the debt security portfolio has existed for more than one year. Generally, these securities are investment grade debt securities. For these securities, Management applies a systematic methodology in order to perform an assessment of the potential for “other-than-temporary” impairment. In the case of debt securities, investments considered for “other-than-temporary” impairment: (1) had a specified maturity or repricing date; (2) were generally expected to be redeemed at par, and (3) were expected to achieve a recovery in market value within a reasonable period of time. Accordingly, the impairments identified on debt securities and subjected to the assessment at December 31, 2008 were deemed to be temporary and required no further adjustment to the financial statements. The price of mortgage-backed securities and trust preferred securities has been driven down due to overall market concern about credit and liquidity problems in the financial markets. For many securities, little or no market exists and this has caused significant price declines. The unrealized losses on corporate debt securities are primarily from financial services related companies (trust preferred securities) that continue to maintain an investment grade rating. The trust preferred securities held by the Bank are all single entity issues that continue to perform. However, due to the nature of trust-preferred securities, they have long final maturities that have only compounded the price declines. All of the issues are from companies that have received money from the Troubled Asset Relief Program (TARP) established by the Emergency Economic Stabilization Act of 2008 (EESA) in order to boost their capital position. Management believes that these investments have been affected by the overall decline in the financial services sector and that these securities can be held until maturity when payment in full is expected.

Equity securities are assessed for “other-than-temporary” impairment based on the length of time of impairment, dollar amount of the impairment and general market conditions relating to specific issues. Unrealized losses on equity securities continued to increase throughout 2008 as bank equities as a whole were driven down. While the value of all bank equities fell in 2008, smaller community bank stocks realized less of a price decline than larger regional or national banks. Based on Management’s review, equity write-downs of $888 thousand were taken in 2008. It is possible that additional write-downs may be required in 2009. See Note 4 of the accompanying financial statements for additional information on impairment of investment securities.

Table 4. Investment Securities at Amortized Cost

The following tables present amortized costs of investment securities by type at December 31 for the past three years:

	2008	2007	2006
	(Dollars in thousands)

Equity Securities	$5,783	$3,792	$4,411
U.S. Treasury securities and obligations of U.S. Government agencies	29,548	45,099	74,267
Obligations of state and political subdivisions	45,518	50,254	51,138
Corporate debt securities	12,868	15,296	9,864
Mortgage-backed securities
Agency	50,667	43,483	41,874
Non Agency	7,551	5,839	3,465
Asset backed securities	95	83	1,919

	$152,030	$163,846	$186,938

Table 5. Maturity Distribution of Investment Portfolio

The following presents an analysis of investment securities at December 31, 2008 by maturity, and the weighted average yield for each maturity presented. The yields presented in this table are calculated using tax-equivalent interest and the amortized cost.

			After One Year		After Five Years		After Ten
	One Year or Less		through Five Years		through Ten Years		Years		Total
	Fair		Fair		Fair		Fair		Fair
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
	(Dollars in thousands)

Available for Sale
U.S. Treasury securities & obligations of U.S. Government agencies	$2,032	5.00%	$6,813	1.93%	$10,518	5.16%	$10,668	2.13%	$30,031	3.34%
Obligations of state & political subdivisions	900	6.38%	5,004	6.71%	25,179	6.79%	14,600	6.43%	45,683	6.66%
Corporate debt securities	2,739	9.07%	2,373	4.06%	718	4.08%	3,150	4.37%	8,980	5.70%
Mortgage-backed securities
Agency	1,196	3.30%	4,389	4.29%	9,070	4.83%	36,795	5.28%	51,450	4.99%
Non Agency	—	—	—	—	—	—	6,518	5.17%	6,518	5.17%
Asset-backed securities	—	—	29	1.65%	—	—	22	4.86%	51	3.03%

	$6,867	5.93%	$18,608	4.04%	$45,485	5.98%	$71,753	4.99%	$142,713	5.23%

Loans:

Lending activity at the Bank was strong during 2008 as evidenced by an increase in gross portfolio loans of $104.6 million from the prior year-end. At December 31, 2008, gross loans totaled $676.2 million versus $571.6 million at the end of 2007, an increase of more than 18%. For 2008, loans outstanding averaged $620.4 million versus $556.3 million on average during 2007, an increase of 11.5%. The Bank had no loans held for sale at year-end. See Tables 6 and 7 for additional information on the Bank’s loan portfolio.

Commercial lending activity was strong in 2008, fueled by both in-market lending activity and purchased loan participations. Commercial lending products offered by the Bank include fixed and variable rate loans, lines-of-credit and letter-of-credits. During 2008, the Bank originated more than $190.0 million in new money commercial loans. Approximately 56% of the 2008 originations were variable rate loans and this percentage is higher than the percentage of variable rate loans originated in 2007. As market rates fell during the year, the rate preference of commercial borrowers shifted toward variable rate loans. The Bank was also busy in 2008 with requests to refinance existing commercial loans as borrowers looked to reduce their interest rate. Such refinancing activity reduces future interest income, but the Bank believes it is important to retain the relationship rather than lose the loan from refinancing elsewhere. However, because the Bank has been effective in implementing prepayment language into its commercial loans, the Bank either collects a prepayment penalty or the presence of the penalty defers refinancing. On average, commercial loans totaled $404.1 million and yielded 6.12% in 2008. The 2008 average balance is $70.6 million higher than in 2007, but the yield has fallen from 7.57% in 2007 to 6.12% in 2008. Approximately 50% of commercial loans at year-end are variable rate loans. Overall, the portfolio continues to perform well with 2008 nonperforming commercial loans less than the 2007 total. The decrease in nonperforming loans is due primarily to a decrease in nonperforming loans in the purchased Equipment Finance portfolio. The improvement in the Equipment Finance portfolio is a direct result of Management’s actions with the loan servicer to protect its interest in the loans (see the Asset Quality discussion for additional information). The Bank continues to aggressively pursue commercial lending opportunities in its market and loan participations in south central Pennsylvania. It has recently renewed its partnership with two Small Business Development Centers at two local universities. The Small Business Development Centers provide guidance to small businesses and aspiring entrepreneurs. With this partnership, the Bank will be at the forefront of forging banking relations with those clients using the development centers. In addition, in 2008 the Bank was approved as a designated lender for Small Business Administration guaranteed loans.

Table 6. Loan Portfolio

The following table presents an analysis of the Bank’s loan portfolio for each of the past five years:

	December 31
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Residential mortgage loans	$78,061	$86,480	$113,846	$79,671	$92,703
Residential construction loans	408	2,713	523	4,622	3,968
Commercial construction and land development	99,027	80,656	46,014	42,882	14,212
Commercial, industrial and agricultural	366,261	272,094	259,421	184,982	168,816
Consumer home equity loans and lines of credit	103,523	100,845	79,578	55,651	42,784
Consumer — other	28,937	28,829	29,152	29,382	25,533

Total loans	676,217	571,617	528,534	397,190	348,016
Less: Allowance for loan losses	(7,357)	(7,361)	(6,850)	(5,402)	(4,886)

Net loans	$668,860	$564,256	$521,684	$391,788	$343,130

The Corporation had no foreign loans in any of the years presented.

For the second straight year, the Bank realized a slow down in the origination of residential mortgage loans. This activity is consistent with the overall real estate market throughout the country in 2008. Even though mortgage rates remained relatively low throughout the year, new home sales and refinance activity slowed as the economic recession moved through the country. Residential mortgages loans outstanding declined from year-end 2007 to year-end 2008, and average balances outstanding declined as well. During 2008 the average balance of residential mortgage loans was $83.7 million compared to $101.4 million in 2007. Likewise, the yield on these loans fell slightly from 6.68% in 2007 to 6.43% in 2008. In 2008, the Bank sold approximately $5 million of fixed rate mortgage originations to Federal National Mortgage Association (FNMA), substantially less than what had been sold in prior years. In 2008, the Bank began originating fixed rate loans through a brokerage agreement with American Home Bank N.A. This agreement will allow the Bank to offer a broader range of mortgage products and receive a fee for this activity. The Bank will not fund the loans nor will it service the loans. While fixed rate mortgage lending was slow through most of 2008, activity in the brokered product was strong at year-end and into early 2009 as mortgage rates fell and there was an increase in refinancing activity. This brokerage agreement will provide more choices for consumers while still maintaining the Bank’s reputation as a top mortgage lender in its market. In the long term, this agreement will reduce loan sales and the related income, reduce the mortgage servicing portfolio, but increase fee income from loan originations. The Bank is also pleased that it was approved as a lender for mortgages offered by the Farmers Home Administration (FHA). Approval as an FHA lender will give the Bank access to a new mortgage market. In the first quarter of 2009, the Bank will introduce an on-line mortgage service that will provide on-line mortgage applications, interest rates and a pre-qualification approval letter.

Consumer lending also slowed during 2008 as the Bank originated $57.3 million in consumer loans during the year. Even though originations were lower than the prior year, outstanding consumer loans increased from $129.7 million at year-end 2007 to $132.5 million at the close of 2008. Consumer loans maintained an average outstanding balance of $132.6 million in 2008, $11.2 million higher than the 2007 average balance of $121.4 million. Like the other loan categories, the yield on consumer loans fell to 6.69% in 2008 from 7.08% in 2007. As in 2007, home equity loans accounted for the majority of new originations in 2008, $32.3 million or 56%. The Bank normally offers a very competitive home equity loan product and it was supplemented with two loan promotions during the year in order to increase production. Other consumer loan categories like indirect loans and home equity lines-of-credit saw balances remain virtually unchanged year over year as new production only served to offset run-off. Consumer lending, other than home equity loans, continues to be a highly competitive market and the Bank is often at a disadvantage when compared to financing offered by captive lenders such as automobile dealers.

Table 7. Maturities and Interest Rate Terms of Selected Loans

The following table shows the above loans that have predetermined interest rates and the loans that have variable interest rates at December 31, 2008:

		After
		One Year
	Within	but Within	After
	One Year	Five Years	Five Years	Total
	(Dollars in thousands)

Loans:
Real estate — residential construction	$408	$—	$—	$408
Commercial, industrial and agricultural	163,779	226,468	75,041	465,288

	$164,187	$226,468	$75,041	$465,696

	After
	One Year
	but Within	After
	Five Years	Five Years
	(Dollars in thousands)

Loans with predetermined rates	$122,118	$51,824
Loans with variable rates	104,350	23,217

	$226,468	$75,041

Deposits:

The Corporation continues to rely on deposits as its primary source of funds. The Bank offers numerous deposit products through its community offices. Total deposits were $627.3 million on December 31, 2008 and averaged $599.4 million for the year. The ending deposit balance increased approximately 3.5%, but the average deposit balance decreased approximately 2% year over year. As market rates fell during 2008, the Bank was able to reduce the cost of interest bearing deposits from 3.39% in 2007 to 2.14% in 2008.

Noninterest-bearing demand deposit accounts represent a very valuable funding source to the Bank. During 2008, the average balance of non-interest bearing deposits remained unchanged at approximately $84.0 million, the same as 2007. Year-end balances increased only $2.0 million year over year. Even though balances did not change much from 2007, the Bank has more accounts open at the end of 2008 than 2007. The average balance of interest-bearing checking accounts increased approximately 8% during 2008 reaching $83.1 million and the number of accounts opened increased as well. Savings accounts continue to decline as the appeal of this product decreases. During 2008, Savings account balances continued a 3-year decline, with the 2008 average balance of $48.9 million coming in $3.2 million less than the 2007 average balance. The Bank does not expect the trend of declining Savings balances to end as depositors look for other alternatives to save money.

2007 was a record year for the Money Management product as the Bank saw an increase in the average outstanding balance of approximately 40% and an increase of more than 900 new accounts opened. This product is indexed to short-term market rates and paid a very attractive rate through much of 2007 and the higher rates contributed to the rapid growth in the account. During 2008, the Bank experienced run-off in this product and the average balance dropped by approximately 12% to $209.0 million. The decline in Money Management balances can be attributed, in part, to the lower interest rates during 2008. Interest rates fell on this product through 2008 and the average cost was 2.01% compared to 4.00% in 2007.

Time deposits increased 28% during 2008 to end the year at $205.0 million and the average balance increased by 6.6% year over year for an average 2008 balance of $174.2 million. As liquidity became a concern for many banks, the need for deposits increased and CD pricing clearly reflected the willingness to pay above reasonable market rates for CDs. The Bank choose not to pay up for all time deposits but choose to offer CD specials for selected terms, often with new money requirements. Nevertheless, the high rate environment for CDs did cause some deposit run off and the Bank saw the number of CD accounts dip during mid — year only to rebound near year-end to a level close to the end of 2007. Because deposit growth was slow, the Bank entered the brokered CD market for the first time in 2008. The purpose of this was to find a source of funding for asset growth and to establish and test deposit brokerage accounts as part of a liquidity contingency funding plan. At year-end 2008, the Bank had $16.5 million in brokered CDs. The Bank joined the CDARS program in 2008. CDARS allows a depositor to place a CD with the Bank that exceeds the allowable FDIC insurance limit. CDARS then allocates the deposit between different banks in order to maintain FDIC coverage on the entire balance. The Bank in turn receives a reciprocal CD deposit. This program allows the Bank to offer full FDIC coverage to large depositors, but with the convenience to the customer of only having to deal with one bank. The Bank placed its first CD with CDARS in early 2009 and expects this program to attract new deposits throughout the year. The cost of time deposits was 3.61% in 2008 versus 4.52% in 2007.

Slow deposit growth in its primary market is a concern to the Bank as it looks forward to 2009. The Bank continues to review different methods of funding growth that include traditional deposits and other wholesale sources. Competition from other local financial institutions, internet banks and brokerages will continue to be a challenge for the Corporation in its efforts to attract new and retain existing deposit accounts. This competition is not expected to lessen in the future.

Table 8. Time Deposits of $100,000 or More

The maturity of outstanding time deposits of $100,000 or more at December 31, 2008 is as follows:

Amount
(Dollars in thousands)

Maturity distribution:
Within three months	$10,095
Over three through six months	13,233
Over six through twelve months	8,134
Over twelve months	19,048

Total	$50,510

Borrowings:

In addition to deposits, the Bank uses securities sold under repurchase agreements (Repo) and borrowings from the Federal Home Loan Bank of Pittsburgh (FHLB) as additional funding sources. The Bank enters into Repo agreements as part of a cash management product offered to commercial and municipal customers. These are overnight borrowings by the Bank that are collateralized primarily with U.S. Government and U.S. Agency securities. This product had an average balance of $75.2 million 2008, declining slightly from the 2007 average balance of $81.1 million. The number of open Repo accounts remained constant during 2008 indicating the balance decrease was likely the result of changes in corporate cash needs during the year. This product is indexed to the federal funds rate; therefore, its cost will change, as short-term rates change. The average rate on this product decreased significantly during 2008, falling to 1.88% from 4.83% in 2007.

Short-term borrowings from the FHLB are in the form of a revolving term commitment. The short-term FHLB borrowings are used as overnight borrowings to fund the short-term liquidity needs of the Bank. These borrowings reprice on a daily basis and the interest rate fluctuates with short-term market interest rates.

Table 9 provides additional information about short-term borrowings.

Table 9. Short-Term Borrowings and Securities Sold Under Agreements to Repurchase

	2008		2007		2006
	Short-Term	Repurchase	Short-Term	Repurchase	Short-Term	Repurchase
	Borrowings	Agreements	Borrowings	Agreements	Borrowings	Agreements
	(Dollars in thousands)

Ending balance	$18,850	$64,312	$—	$68,157	$6,700	$78,410
Average balance	11,628	75,238	2,386	81,077	1,075	69,231
Maximum month-end balance	23,150	78,969	14,750	93,799	6,700	79,999
Weighted-average interest rate	1.72%	1.88%	5.08%	4.83%	4.61%	4.77%

Long-term debt from the FHLB is comprised of term loans payable at maturity and amortizing advances. All of the loans have fixed interest rates. These loans are used on an as needed basis to lock in term funding and are sometimes used to fund a specific asset transaction. In 2008 the Bank took advantage of low FHLB rates and borrowed funds in lieu of competing in the higher rate CD market. New FHLB advances in 2008 totaled $51.7 million and the year-end balance increased $46.4 million over the prior year. The new advances were taken at maturities ranging from 1 to 7 years. The average balance of the long-term debt in 2008 ($78.4 million) more than doubled from 2007 ($35.7 million). The average cost of long-term debt decreased from 5.16% in 2007 to 4.34% in 2008. The Bank did not prepay any FHLB advances in 2008. See Note 11 of the accompanying consolidated financial statements for more information.

Shareholders’ Equity:

Shareholders’ equity totaled $73.1 million at December 31, 2008 versus $77.6 million one year earlier, a decrease of $4.6 million. The Corporation added $4.5 million to Shareholders’ Equity after declaring $4.1 million in dividends. Regular cash dividends per share declared by the Board of Directors in 2008 and 2007 totaled $1.07 and $1.03, respectively, an increase of 3.9% over 2007. The reduction in Shareholders’ Equity was a direct result of unrealized losses (-$5.3 million) and a pension adjustment (-$3.1 million) recognized through Accumulated other comprehensive income. In total, these adjustments reduced Shareholders’ Equity by $8.4 million. In 2008, the Corporation recorded a cumulative-effect adjustment (charge) to retained earnings of $319 thousand for the adoption of EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The Corporation was active in repurchasing its own stock as the price followed the downward trend of all bank stocks in 2008. The Corporation repurchased 53,783 shares of its stock for $1.2 million.

The Board of Directors regularly authorizes the repurchase of the Corporation’s $1.00 par value common stock. The repurchased shares will be held as treasury shares available for issuance in connection with future stock dividends and stock splits, employee benefit plans, executive compensation plans, the Dividend Reinvestment Plan and other appropriate corporate purposes. The term of the repurchase plans is normally 1 year. The following table provides information regarding approved stock repurchase plans. For additional information on Shareholders’ Equity refer to Note 18 of the accompanying consolidated financial statements. The stock repurchase plans that were in place in 2008, and the related activity, is shown below:

	Expiration	Shares	Shares Repurchased Under Approved Plan
Plan Approved	Date	Authorized	2008	2007	Total	Cost
	(Amounts in thousands, except share information)

July 10, 2008	July 10, 2009	100,000	16,332	—	16,332	$332
July 12, 2007	July 11, 2008	100,000	37,451	18,858	56,309	$1,346

	2008	2007

Number of Treasury shares held at year-end	474,006	454,026

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

Current regulatory capital guidelines call for a minimum leverage ratio of 4.0% and minimum Tier 1 and total capital ratios of 4.0% and 8.0%, respectively. Well-capitalized banks are determined to have leverage capital ratios greater than or equal to 5.0% and Tier 1 and total capital ratios greater than or equal to 6.0% and 10.0%, respectively. Table 10 presents the capital ratios for the consolidated Corporation at December 31, 2008, 2007 and 2006. At year-end 2008, the Corporation and its banking subsidiary exceeded all regulatory capital requirements. The Corporation is not aware of any future events or transactions that are expected to significantly effect its capital position. The Bank did not participate in the Troubled Asset Relief Program (TARP) established by the Emergency Economic Stabilization Act of 2008 (EESA) that was designed to provide capital injections to banks through the purchase of preferred stock. In February 2009, the Corporation made an additional investment of approximately $2 million in the Bank in order to increase the Bank’s capital levels. For additional information on capital adequacy refer to Note 2 of the accompanying consolidated financial statements.

Table 10. Capital Ratios

	December 31
	2008	2007	2006

Total risk-based capital ratio	11.02%	12.28%	11.91%
Tier 1 risk-based capital ratio	9.96%	11.05%	10.59%
Tier 1 leverage ratio	7.84%	8.18%	7.60%

Local Economy

Economic growth in the Corporation’s market area slowed again in 2008 as the recession moved throughout the country. The area has experienced slower growth in residential and commercial construction and development, less consumer spending, lower retail sales, and slower sales of existing homes. In general, consumer confidence eroded in 2008 and there was less spending and borrowing. As the recession grew in 2008, manufacturers in the area began to experience lower production and increased inventory that has led to several lay-offs. The unemployment rate in the Bank’s primary market increased during the year, but still remains below national levels. The Bank’s market area appears to have avoided much of the sub-prime mortgage problem as evidenced by delinquencies and foreclosures that run well below national rates. General economic conditions in south central Pennsylvania have historically lagged national trends in both up and down cycles and the magnitude of change has usually been lower as well. Despite slower economic growth, Management believes that the Bank’s primary market area continues to be well suited for growth when the national recession eases. The local economy is not overly dependent on any one industry or business. The area is well diversified with a mix of manufacturing, government, retail and distribution businesses. Warehousing and distribution companies continue to find the area attractive due to the ease of access to major highways and easy accessibility to large population centers on the east coast.

The Bank’s twenty-fifth community banking office opened during the third quarter of 2008 in Chambersburg, Pennsylvania. The office site acquired with the acquisition of Community, located in Camp Hill, Pennsylvania is being scheduled for renovation into a retail community office in 2009. In addition, two remote ATM sites are planned for 2009 as well.

In early 2009, the President signed the American Recovery and Reinvestment Act of 2009 (ARRA). This act is the largest spending and stimulus package ever created. This package includes nearly $800 billion of spending designed to stimulate an economic recovery. The stimulus package provides aid to states for education and infrastructure, tax cuts, aid to struggling industries to maintain and create jobs, expansion of unemployment benefits and healthcare projects. The Homeowner Affordability and Stability Plan was then signed by President shortly after passage of the ARRA. This plan is intended to support a recovery in the housing market and provides incentives to restore the housing market and reduce mortgage foreclosures. It is unclear how long it will take to implement this plan, its effect on the economy and on the Corporation.

Unlike many companies, the assets and liabilities of the Corporation are financial in nature. As such, interest rates and changes in interest rates may have a more significant effect on the Corporation’s financial results than on other types of industries. Because of this, the Corporation watches the actions of the Federal Reserve Open Market Committee (FOMC) as it makes decisions about interest rate changes. The Fed began to decrease rates in September 2007 and continued this trend through the end of 2008. The fed funds target rate was decreased by 4% in 2008 from 4.25% to .25% at year end. The prime rate, a key commercial lending rate fell by 4% as well during the year and closed 2008 at 3.25%. This rate is barely above CD rates being offered by some banks in need of liquidity.

Asset Quality

Management monitors loan asset quality (risk of loss from lending activities) by continually reviewing four measurements: (1) watch loans, (2) delinquent loans, (3) foreclosed real estate (commonly referred to as other real estate owned or “OREO”), and (3) net-charge-offs. Management compares trends in these measurements with the Corporation’s internally established targets, as well as its national peer group’s average measurements.

Watch loans are adversely criticized/classified loans where borrowers are experiencing weakening cash flow and may be paying loans with alternative sources of cash, for example, savings or the sale of unrelated assets. If this continues, the Corporation has an increasing likelihood that it will need to liquidate collateral for repayment. Management emphasizes early identification and monitoring of these loans in order for it to proactively minimize any risk of loss. Watch loans include loans that are not delinquent as well as delinquent loans. From year-end 2007 to year-end 2008 the Corporation’s watch loans increased 32%, resulting from the addition of newly criticized credits that evidenced weakened repayment capacity. However, the net effect of adding new loans to the watch list was somewhat reduced by payoffs and/or significant pay-downs of existing watch loans during 2008. Of particular note, the Corporation received $2.9 million in pay downs/payoffs of loans purchased from Equipment Finance LLC (EFI), a wholly owned subsidiary of PNC, N.A. Further, the Corporation’s risk of loss related to the remaining portfolio has been significantly mitigated by PNC’s subordination of its payment and collateral value rights associated with many of the remaining borrowers.

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

The Corporation’s 30-89 day quarterly average loan delinquency as a percent of total loans remained below 1.00% through 2008, ranging from a low of .78% in the 1st quarter to a high of .97% in the 4th quarter, as compared to an increase in the Corporation’s peer group’s ratio from a low of 1.08% at June 30, 2008 to a high of 1.45% at December 31, 2008. Of particular note, the Corporation’s 30-89 day residential mortgage delinquency ratio increased from .59% at December 31, 2007 to 1.58% at year-end 2008. The year-end ratio compares favorably to the Corporation’s peer group ratio of 1.70% at December 31, 2008.

The Corporation’s nonperforming loans decreased $1.8 million, from $5.8 million or 1.01% of total loans at December 31, 2007 to $4.0 million or .59% of total loans at December 31, 2008. Specifically, 90-day or more past due loans decreased $379 thousand, from $1.5 million at December 31, 2007 to $1.1 million at December 31, 2008. Nonaccruing loans decreased $1.4 million, from $4.2 million to $2.9 million at year over year, solely a result of payoffs and pay-downs in the EFI portfolio. The EFI portfolio continues to represent $1.3 million of the total nonaccrual balance. Of particular note, the Corporation’s 90-day or more past due residential mortgage loans increased 34% from $407 thousand or .18% of loans secured by residential real estate at December 31, 2008 to $544 thousand or .23% of loans secured by residential real estate at year-end 2008. The increase in the ratio compares unfavorably to the peer group’s ratio that increased only from .07% to .08% over the same period. However, the Corporation realized a smaller increase in its nonaccruing residential mortgage loan ratio compared to peer. During 2008, the Corporation’s ratio on nonaccruing residential mortgage loans to total loans secured by residential real estate increased from $87 thousand (4%) to $333 thousand (14%). Over the same period, the same ratio for the peer group increased from 0.55% to 4.25%.

The Corporation’s foreclosed real estate decreased from $208 thousand at December 31, 2007 to $0 at December 31, 2008. The decrease in nonaccrual loans and foreclosed real estate contributed to the decrease in the nonperforming asset ratio from .73% to .44% at December 31, 2008.

Charged-off loans usually result from: (1) a borrower being legally relieved of loan repayment responsibility through bankruptcy, (2) insufficient collateral sale proceeds to repay a loan; or (3) the borrower and/or guarantor does not own other saleable assets that, if sold, would generate sufficient sale proceeds to repay a loan.

The Corporation’s net charge-offs increased $718 thousand in 2008 compared to 2007. The increased charge-offs resulted in the net charge-off ratio increasing from .09% last year to .19% this year. Despite this increase, the Corporation’s net charge-offs as a percent of average loans compared favorably to the Corporation’s peer group’s .49% at December 31, 2008.

During 2008, the allowance for loan losses (ALL) remained unchanged at $7.4 million. However, the ALL as a percentage of total loans decreased during the year from 1.29% to 1.09%. While the provision for loan loss expense matched the net charge-offs in 2008, loan growth contributed to a lower ALL ratio at the end of 2008 compared to the prior year. Management monitors the adequacy of the allowance for loan losses on an ongoing basis and reports its adequacy assessment monthly to the Board of Directors. Management believes the allowance for loan losses is adequate. Tables 11, 12 and 13 presents additional information regarding the allowance for loan losses and nonperforming assets.

Table 11. Allocation of the Allowance for Loan Losses

The following table shows the allocation by dollar amount and percentage of the allowance for loan losses by major loan category:

	2008		2007		2006		2005		2004
	(Dollars in thousands)

Real Estate	$1,324	18%	$1,344	18%	$1,498	22%	$1,560	29%	$1,762	36%
Commercial, industrial and agricultural	5,739	78%	5,572	76%	4,902	72%	3,425	63%	2,629	54%
Consumer	294	3%	445	6%	450	7%	417	8%	495	10%

	$7,357	100%	$7,361	100%	$6,850	100%	$5,402	100%	$4,886	100%

The following table shows the percentage of the loans in each category to total loans at year end:

Percentage of Gross Loans
Outstanding by Category	2008	2007	2006	2005	2004

Real Estate	12%	15%	22%	21%	28%
Commercial, industrial and agricultural	69%	62%	58%	58%	53%
Consumer	19%	23%	20%	21%	19%

	100%	100%	100%	100%	100%

Table 12. Nonperforming Assets

The following table presents an analysis of nonperforming assets for each of the past five years:

	December 31
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Nonaccrual loans
Consumer	$—	$—	$—	$—	$11
Residential mortgage	333	87	234	193	260
Construction and land development	1,286	449	524	—	—
Commercial and farm real estate	—	78	78	—	—
Commercial	1,252	3,635	343	13	84

Total nonaccrual loans	$2,871	$4,249	$1,179	$206	$355

Loans past due 90 days or more and not included above
Consumer	$123	$64	$95	$94	$97
Residential mortgage	544	407	527	218	146
Construction and land development	429	—	—	—	—
Commercial and farm real estate	—	832	137	7	173
Commercial	33	205	389	264	171

Total loans past due 90 days or more and still accruing	$1,129	$1,508	$1,148	$583	$587

Total nonperforming loans	4,000	5,757	2,327	789	942
Foreclosed real estate	—	207	—	—	—

Total nonperforming assets	$4,000	$5,964	$2,327	$789	$942

Nonperforming loans to total gross loans	0.59%	1.01%	0.44%	0.20%	0.27%
Nonperforming assets to total assets	0.44%	0.73%	0.29%	0.13%	0.17%
Allowance for loan losses to nonperforming loans	183.93%	127.86%	294.37%	684.66%	518.68%

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

Table 13. Allowance for Loan Losses

The following table presents an analysis of the allowance for loan losses for each of the past five years:

	December 31
(Dollars in thousands)	2008	2007	2006	2005	2004

Balance at beginning of year	$7,361	$6,850	$5,402	$4,886	$3,750
Addition of allowance from acquistion	—	—	1,392	—	—
Charge-offs:
Commercial, industrial and agricultural	(713)	(362)	—	(82)	(97)
Consumer	(496)	(442)	(288)	(203)	(205)
Real estate	(224)	(14)	(96)	—	—

Total charge-offs	(1,433)	(818)	(384)	(285)	(302)

Recoveries:
Commercial, industrial and agricultural	47	107	59	270	476
Consumer	165	179	99	75	72
Real estate	24	53	42	30	10

Total recoveries	236	339	200	375	558

Net (charge-offs) recoveries	(1,197)	(479)	(184)	90	256

Provision for loan losses	1,193	990	240	426	880

Balance at end of year	$7,357	$7,361	$6,850	$5,402	$4,886

Ratios:
Net loans charged-off (recovered) as a
percentage of average loans	0.19%	0.09%	0.04%	(0.02)%	(0.08)%
Net loans charged-off (recovered) as a percentage
of the provision for loan losses	100.34%	48.38%	76.67%	(21.13)%	(29.09)%
Allowance as a percentage of loans	1.09%	1.29%	1.30%	1.36%	1.40%

Liquidity

Liquidity problems either caused or contributed to the failure of several large financial institutions in 2008. As a result, liquidity planning quickly surfaced as a top priority for banks. The Corporation must meet the financial needs of the customers that it serves, while providing a satisfactory return on the shareholders’ investment. In order to accomplish this, the Corporation must maintain sufficient liquidity in order to respond quickly to the changing level of funds required for both loan and deposit activity. The goal of liquidity management is to meet the ongoing cash flow requirements of depositors who want to withdraw funds and of borrowers who request loan disbursements. The Bank regularly reviews it liquidity position by measuring its projected net cash flows (in and out) at a 30 and 90-day interval. The Bank stresses this measurement by assuming a level of deposit out-flows that have not historically been realized. In addition to this forecast, other funding sources are reviewed as a method to provide emergency funding if necessary. The objective of this measurement is to identify the amount of cash that could be raised quickly without the need to liquidate assets. The Bank believes it can meet all anticipated liquidity demands.

Historically, the Corporation has satisfied its liquidity needs from earnings, repayment of loans and amortizing investment securities, maturing investment securities, loan# sales, deposit growth and its ability to access existing lines of credit. All investments are classified as available for sale; therefore, securities that are not pledged as collateral for borrowings are an additional source of readily available liquidity, either by selling the security or, more preferably, to provide collateral for additional borrowing. In 2008, as loan growth outpaced deposit growth, the Bank accessed the brokered CD market for the first time and increased term borrowings at the FHLB for additional funding. At December 31, 2008, the Bank had approximately $140 million of its investment portfolio pledged as collateral. Another source of available liquidity for the Bank is a line of credit with the FHLB. At

December 31, 2008, the Bank had approximately $91 million available on this line of credit and a $10 million line of credit at a correspondent bank. The Bank lost approximately $30 million in available funding from the FHLB in 2008 when the FHLB increased the discount it applies to eligible collateral. This action taken by the FHLB was a direct result of the sub-prime mortgage crisis and its growing concern about the value of mortgage related assets.

The FHLB system has always been a major source of funding for community banks. The capital level of the Pittsburgh FHLB, and the entire FHLB system, has been strained due to the declining value of mortgage related assets. The Pittsburgh FHLB has already implemented steps to improve its capital position that included a suspension of its dividend and an end to its practice of redeeming members’ stock. Both of these actions are not favorable to the Bank. There are no indicators that lead the Bank to believe the FHLB will discontinue its lending function. If that were to occur, it would have a negative effect on the Bank and it is unlikely that the Bank could replace the level of FHLB funding in a short time. Another action that may be considered by FHLB to increase its capital is to have a capital call on its member banks. This would require the member banks to invest more capital into the FHLB when most banks would prefer not make such an investment. However, due the nature of the FHLB system and the heavy dependence of community banks on the FHLB, it is believed that any changes to the FHLB system would be accomplished at the national level so that the entire community banking system is not disrupted.

The Bank established credit at the Federal Reserve Discount Window during 2008, and as of year-end had the ability to borrow approximately $28 million. The Bank is continuing its process to increase its borrowing capacity at the Federal Reserve.

Off Balance Sheet Commitments

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet loans and lines of credit. Because these unfunded instruments have fixed maturity dates and many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation. Unused commitments and standby letters of credit totaled $151.0 million and $32.1 million, respectively, at December 31, 2008, compared to $134.2 million and $24.5 million, respectively, at December 31, 2007 (See Note 19 of the accompanying consolidated financial statements for more information on commitments and contingencies).

Management believes that any amounts actually drawn upon can be funded in the normal course of operations. The Corporation has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity.

The following table represents the Corporation’s aggregate on and off balance sheet contractual obligations to make future payments as of December 31, 2008:

Contractual Obligations

	Less than			Over
	1 Year	1-3 Years	3-5 Years	5 Years	Total
	(Amounts in thousands)

Time deposits	$116,267	$70,874	$17,828	$—	$204,969
Long-term debt	10,514	43,050	39,412	13,165	106,141
Operating leases	354	614	407	2,078	3,453
Deferred compensation	84	193	223	648	1,148
Estimated future pension payments	673	1,362	1,492	4,493	8,020

Total	$127,892	$116,093	$59,362	$20,384	$323,731

The Corporation is not aware of any known trends, demands, commitments, events or uncertainties which would result in any material increase or decrease in liquidity. The Corporation has also entered into an interest rate swap agreement as part of its interest rate risk management strategy. See Note 14 of the accompanying financial statements for more information of financial derivatives.

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

The Corporation uses several tools to measure and evaluate interest rate risk. One tool is interest rate sensitivity or gap analysis. Gap analysis classifies assets and liabilities by repricing and maturity characteristics and provides management with an indication of how different interest rate scenarios will impact net interest income. Table 14 presents a gap analysis of the Corporation’s balance sheet at December 31, 2008. A positive gap in the under one-year time interval suggest that, all else being equal, the Corporation’s near-term earnings would rise in a higher interest rate environment and decline in a lower rate environment. A negative gap suggests the opposite result. At December 31, 2008, the Corporation’s cumulative gap position at one year was negative. However, the incremental benefit of future rate decreases has been reduced as the rates paid on the Bank’s liabilities have been reduced greatly in 2008, leaving little room for future rate decreases. This type of circumstance is not captured by a gap analysis.

Another tool for analyzing interest rate risk is financial simulation modeling which captures the affect of not only changing interest rates but also other sources of cash flow variability including loan and securities prepayments and customer preferences. Financial simulation modeling forecasts both net interest income and the economic value of equity under a variety of different interest rate environments. The Corporation regularly measures the effects of an up or down 2% parallel yield curve rate change, ramped over 1 year. As part of this simulation, the effect of the rate change is held constant for year 2 of the simulation. In addition, different rate change scenarios may be utilized depending on the current level of interest rates.

As indicated in Table 15, the financial simulation analysis indicated that as of December 31, 2008, prospective net interest income over both one and two-year time period remains flat with higher market interest rates. As market rates ramp up 2% over the first year, so do a large amount of funding costs as they are tied to a short-term index and they nearly match rising asset yields. A lengthening of borrowed funds has reduced the Bank’s exposure to rising rates as compared to 2007. In a falling rate environment, net interest income falls slightly in both year one and two. Due to the current level of interest rates, most liability costs will not be able to move by a full market rate decrease. However, asset yields have more room for downward movement. This trend is clearer in year two when the change in net interest income is larger than in year one. The Corporation has established limits to the change in net interest income of 10% from the base scenario in year 1.

Economic value of equity (EVE) is defined as the estimated discounted present value of assets minus the discounted present value of liabilities and is a surrogate for long-term earnings. The discount rates used in the EVE calculation are based on market rates for like assets and liabilities. The Corporation established limits to the change in EVE sensitivity of 10% per 1% rate change. At December 31, 2008, the Corporation exceeded this limit.

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

Table 14. Interest Rate Sensitivity Analysis

	1-90	91-181	182-365	1-5	Beyond
	Days	Days	Days	Years	5 Years	Total
	(Dollars in thousands)

Interest-earning assets:
Interest -bearing deposits in other banks	$208	$—	$—	$—	$—	$208
Investment securities and restricted stock	76,397	10,143	2,656	16,207	48,638	154,041
Loans, net of unearned income	280,431	45,817	77,906	212,484	59,579	676,217
Interest rate swaps (receive side)	20,000	—	—	—	—	20,000

Total interest-earning assets	377,036	55,960	80,562	228,691	108,217	850,466
Interest-bearing liabilities:
Interest-bearing checking	86,241	—	—	—	—	86,241
Money market deposit accounts	203,171	—	—	—	—	203,171
Savings	46,006	—	—	—	—	46,006
Time	42,247	43,317	30,797	88,540	68	204,969
Securities sold under agreements to repurchase	64,312	—	—	—	—	64,312
Short-tem borrowings	18,850	—	—	—	—	18,850
Long-term debt	1,182	439	8,893	82,462	13,165	106,141
Interest rate swaps (pay side)	—	—	—	10,000	10,000	20,000

Total interest-bearing liabilities	$462,009	$43,756	$39,690	$181,002	$23,233	$749,690

Interest rate gap	$(84,973)	$12,204	$40,872	$47,689	$84,984	$100,776

Cumulative interest rate gap	$(84,973)	$(72,769)	$(31,897)	$15,792	$100,776

Note 1:  The maturity/repricing distribution of investment securities is based on the maturity date for nonamortizing, noncallable securities; probable exercise/non-exercise of call options for callable securities; and estimated amortization based on industry experience for amortizing securities.

Note 2:  Distribution of loans is based on contractual repricing/repayment terms adjusted for expected prepayments based on historical patterns. Loans held for sale are included in the 1 — 90 day time period.

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

Note 4:  Long-term debt reflects Federal Home Loan Bank notes with fixed maturity and amortizing repayment schedules.

Table 15. Sensitivity to Changes in Market Interest Rates

	−100 bps	Unchanged	+200 bps
	(Dollars in thousands)

Change in net interest income, year one:	$30,193	$30,523	$30,343
Percentage change	(1.1)%		(0.59)%
Change in net interest income, year two:	$28,128	$29,379	$29,292
Percent change	(4.3)%		(0.30)%

	−100 bps	Unchanged	+100 bps	+200 bps

Economic value of portfolio equity (EVE):	$93,074	$94,461	$87,948	$81,138
Percentage change	(1.5)%	—	(6.9)%	(14.1)%

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Franklin Financial Services Corporation
Chambersburg, Pennsylvania

We have audited the accompanying consolidated balance sheets of Franklin Financial Services Corporation and its subsidiaries (the “Corporation”) as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. The Corporation’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Franklin Financial Services Corporation and its subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Corporation changed its method of accounting for its defined benefit pension plan and for share-based payments in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Franklin Financial Services Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2009 expressed an unqualified opinion.

Beard Miller Company LLP

Harrisburg, Pennsylvania
March 12, 2009

Consolidated Balance Sheets

	December 31
	2008	2007
	(Amounts in thousands, except per share data)
ASSETS
Cash and due from banks	$16,505	$17,871
Federal funds sold	—	7,400
Interest-bearing deposits in other banks	208	220

Total cash and cash equivalents	16,713	25,491
Investment securities available for sale	147,559	164,990
Restricted stock	6,482	3,916
Loans held for sale	—	476
Loans	676,217	571,617
Allowance for loan losses	(7,357)	(7,361)

Net Loans	668,860	564,256
Premises and equipment, net	15,625	13,862
Bank owned life insurance	18,875	18,215
Goodwill	9,152	8,520
Other intangible assets	2,929	2,710
Equity method investment	—	4,077
Other assets	16,265	13,858

Total assets	$902,460	$820,371

LIABILITIES
Deposits
Demand (noninterest-bearing)	$86,954	$84,920
Savings and interest checking	335,418	361,243
Time	204,969	160,114

Total Deposits	627,341	606,277
Securities sold under agreements to repurchase	64,312	68,157
Short-term borrowings	18,850	—
Long-term debt	106,141	59,714
Other liabilities	12,757	8,581

Total liabilities	829,401	742,729

Shareholders’ equity
Common stock, $1 par value per share,15,000 shares authorized with 4,299 issued and 3,825 and 3,845 shares outstanding at December 31, 2008 and 2007, respectively	4,299	4,299
Capital stock without par value, 5,000 shares authorized with no shares issued and outstanding	—	—
Additional paid-in capital	32,883	32,620
Retained earnings	52,126	47,946
Accumulated other comprehensive (loss) income	(7,757)	664
Treasury stock, 474 and 454 shares at cost at December 31, 2008 and 2007 respectively	(8,492)	(7,887)

Total shareholders’ equity	73,059	77,642

Total liabilities and shareholders’ equity	$902,460	$820,371

The accompanying notes are an integral part of these statements.

Consolidated Statements of Income

	Years Ended December 31
	2008	2007	2006
	(Amounts in thousands,
	except per share data)

Interest income
Loans, including fees	$38,654	$40,042	$32,391
Interest and dividends on investments:
Taxable interest	5,117	6,523	5,554
Tax exempt interest	2,060	2,218	2,050
Dividend income	282	323	320
Federal funds sold	37	346	538
Deposits and obligations of other banks	6	35	49

Total interest income	46,156	49,487	40,902

Interest expense
Deposits	11,026	17,915	14,418
Securities sold under agreements to repurchase	1,412	3,919	3,303
Short-term borrowings	200	121	49
Long-term debt	3,399	1,841	2,186

Total interest expense	16,037	23,796	19,956

Net interest income	30,119	25,691	20,946
Provision for loan losses	1,193	990	240

Net interest income after provision for loan losses	28,926	24,701	20,706

Noninterest income
Investment and trust services fees	3,500	4,129	3,313
Loan service charges	897	822	629
Mortgage banking activities	(335)	422	279
Deposit service charges and fees	2,569	2,422	2,093
Other service charges and fees	1,210	1,304	1,035
Increase in cash surrender value of life insurance	660	654	555
Equity method investment	(143)	49	(21)
Exchange of equity method investment	(1,205)	—	—
Other	109	125	209
Impairment writedown on equity securities	(888)	(104)	—
Securities gains, net	164	284	165

Total noninterest income	6,538	10,107	8,257

Noninterest expense
Salaries and employee benefits	12,086	11,490	9,774
Net occupancy expense	1,792	1,752	1,360
Furniture and equipment expense	843	985	890
Advertising	1,787	1,335	1,130
Legal and professional fees	1,146	1,012	921
Data processing	1,430	1,348	1,264
Pennsylvania bank shares tax	367	680	582
Intangible amortization	370	361	335
Other	3,368	3,830	3,040

Total noninterest expense	23,189	22,793	19,296

Income before federal income taxes	12,275	12,015	9,667
Federal income tax expense	3,680	2,759	2,097

Net income	$8,595	$9,256	$7,570

Per share
Basic earnings per share	$2.24	$2.41	$2.11
Diluted earnings per share	$2.24	$2.40	$2.10
Cash dividends declared	$1.07	$1.03	$0.99

The accompanying notes are an integral part of these statements.

Consolidated Statements of Changes in Shareholders’ Equity
For years ended December 31, 2008, 2007, and 2006:

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income (Loss)	Stock	Total
	(Dollars in thousands, except per share data)

Balance at December 31, 2005	$3,806	$19,907	$38,638	$801	$(7,482)	$55,670
Comprehensive income:
Net income	—	—	7,570	—	—	7,570
Unrealized gain on securities, net of reclassification adjustments and taxes	—	—	—	698	—	698
Unrealized gain on hedging activities, net of reclassification adjustments and taxes	—	—	—	65	—	65

Total Comprehensive income						8,333
Accumulated pension adjustment, net of tax	—	—	—	(1,328)	—	(1,328)
Acquisition of Fulton Bancshares Corporation	493	12,069	—	—	—	12,562
Cash dividends declared, $.99 per share	—	—	(3,559)	—	—	(3,559)
Acquisition of 30,792 shares of treasury stock	—	—	—	—	(800)	(800)
Common stock issued under stock option plans, 4,561 shares	—	11	—	—	77	88
Treasury shares issued to dividend reinvestment plan, 19,470 shares	—	137	—	—	384	521
Stock option compensation	—	127	—	—	—	127

Balance at December 31, 2006	4,299	32,251	42,649	236	(7,821)	71,614
Comprehensive income:
Net income	—	—	9,256	—	—	9,256
Unrealized loss on securities, net of reclassification adjustments and taxes	—	—	—	(834)	—	(834)
Unrealized loss on hedging activities, net of reclassification adjustments and taxes	—	—	—	(8)	—	(8)
Pension adjustment, net of tax	—	—	—	1,270	—	1,270

Total Comprehensive income						9,685
Cash dividends declared, $1.03 per share	—	—	(3,959)	—	—	(3,959)
Acquisition of 23,128 shares of treasury stock	—	—	—	—	(588)	(588)
Common stock issued under stock option plans, 4,021 shares	—	25	—	—	69	94
Treasury shares issued to dividend reinvestment plan, 26,492 shares	—	239	—	—	453	692
Stock option compensation	—	105	—	—	—	105

Balance at December 31, 2007	4,299	32,620	47,946	664	(7,887)	77,642
Comprehensive income:
Net income		—	8,595	—	—	8,595
Unrealized loss on securities, net of reclassification adjustments and taxes	—	—	—	(3,706)	—	(3,706)
Unrealized loss on hedging activities, net of reclassification adjustments and taxes	—	—	—	(1,602)	—	(1,602)
Pension adjustment, net of tax	—	—	—	(3,113)	—	(3,113)

Total Comprehensive income						174
Cash dividends declared, $1.07 per share	—	—	(4,096)	—	—	(4,096)
Cumulative adjustment for change in accounting principle	—	—	(319)	—	—	(319)
Acquisition of 53,783 shares of treasury stock	—	—	—	—	(1,205)	(1,205)
Common stock issued from treasury stock, 1,000 shares	—	4	—	—	18	22
Common stock issued under stock option plans, 329 shares	—	1	—	—	6	7
Treasury shares issued to dividend reinvestment plan, 32,474 shares	—	146	—	—	576	722
Stock option compensation	—	112	—	—	—	112

Balance at December 31, 2008	$4,299	$32,883	$52,126	$(7,757)	$(8,492)	$73,059

The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows

	Years Ended December 31
	2008	2007	2006
	(Amounts in thousands)

Cash flows from operating activities
Net income	$8,595	$9,256	$7,570
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,321	1,382	1,051
Net (accretion) amortization of loans and investment securities	(189)	(448)	(217)
Stock option compensation expense	112	105	127
Amortization and net change in mortgage servicing rights valuation	786	193	334
Amortization of intangibles	370	361	335
Provision for loan losses	1,193	990	240
Net realized gains on sales of securities	(164)	(284)	(165)
Impairment writedown on securities	888	104	—
Loans originated for sale	(4,415)	(19,582)	(24,629)
Proceeds from sale of loans	4,985	21,920	23,675
Gain on sales of loans	(94)	(253)	(279)
Net loss on sale or disposal of premises and equipment	—	17	—
Net loss on sale or disposal of other real estate/other repossessed assets	40	—	—
Increase in cash surrender value of life insurance	(660)	(654)	(555)
Loss (income) on equity method investment	143	(49)	21
Loss on exchange of equity method investment	1,205	—	—
Contribution to pension plan	(333)	—	—
(Increase) decrease in interest receivable and other assets	(1,135)	886	(1,700)
(Decrease) increase in interest payable and other liabilities	(1,888)	1,061	791
Deferred tax expense (benefit)	246	(56)	138
Other, net	41	38	(21)

Net cash provided by operating activities	11,047	14,987	6,716

Cash flows from investing activities
Proceeds from sales of investment securities available for sale	10,044	10,425	1,238
Proceeds from maturities of investment securities available for sale	46,047	98,460	52,655
Net (increase) decrease in restricted stock	(2,566)	(774)	52
Purchase of investment securities available for sale	(42,454)	(84,946)	(77,876)
Net increase in loans	(106,243)	(44,265)	(57,074)
Exchange of equity method investment	638	—	—
Proceeds from sale of premises and equipment	—	—	240
Proceeds from sale of other real estate/other repossessed assets	431	—	—
Settlement of receivables related to investments acquired in acquisition	—	—	33,591
Cash and cash equivalents acquired from acquisition	33	—	3,725
Cash paid in acquisition	(1,130)	—	(11,286)
Capital expenditures	(2,571)	(2,077)	(2,287)

Net cash used in investing activities	(97,771)	(23,177)	(57,022)

Cash flows from financing activities
Net (decrease) increase in demand deposits, NOW accounts and savings accounts	(23,791)	20,490	41,967
Net increase (decrease) in time deposits	44,855	(9,508)	(9,445)
Net increase (decrease) in short term borrowings	15,005	(16,953)	29,041
Long-term debt advances	57,057	41,000	—
Long-term debt payments	(10,630)	(19,735)	(10,097)
Dividends paid	(4,096)	(3,959)	(3,559)
Common stock issued under stock option plans	7	94	88
Common stock issued from treasury shares	22	—	—
Common stock issued to dividend reinvestment plan	722	692	521
Purchase of treasury shares	(1,205)	(588)	(800)

Net cash provided by financing activities	77,946	11,533	47,716

(Decrease) increase in cash and cash equivalents	(8,778)	3,343	(2,590)
Cash and cash equivalents as of January 1	25,491	22,148	24,738

Cash and cash equivalents as of December 31	$16,713	$25,491	$22,148

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest on deposits and other borrowed funds	$16,058	$24,347	$19,945
Income taxes	$4,060	$2,175	$2,340
Noncash Activities
Loans transferred to Other Real Estate	$—	$217	$—

The accompanying notes are an integral part of these statements.

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Summary of Significant Accounting Policies

The accounting policies of Franklin Financial Services Corporation and its subsidiaries conform to generally accepted accounting principles and to general industry practices. A summary of the more significant accounting policies, which have been consistently applied in the preparation of the accompanying consolidated financial statements, follows:

Principles of Consolidation — The consolidated financial statements include the accounts of Franklin Financial Services Corporation (the Corporation) and its wholly-owned subsidiaries; Farmers and Merchants Trust Company of Chambersburg, Franklin Financial Properties Corp. and Franklin Future Fund Inc. Farmers and Merchants Trust Company of Chambersburg is a commercial bank (the Bank) that has one wholly-owned subsidiary, Franklin Realty Services Corporation. Franklin Realty Services Corporation is an inactive real-estate brokerage company. Franklin Financial Properties Corp. holds real estate assets that are leased by the Bank. Franklin Future Fund Inc. is a non-bank investment company that makes venture capital investments within the Corporation’s primary market area. The activities of non-bank entities are not significant to the consolidated totals. All significant intercompany transactions have been eliminated in consolidation.

Nature of Operations — The Corporation conducts substantially all of its business through its subsidiary bank, Farmers and Merchants Trust Company, which serves its customer base through twenty-five community-banking offices located in Franklin, Cumberland, Fulton and Huntingdon Counties, Pennsylvania. These counties are considered to be the Corporation’s primary market area. The Bank is a community-oriented commercial bank that emphasizes customer service and convenience. As part of its strategy, the Bank has sought to develop a variety of products and services that meet the needs of both its retail and commercial customers. The Corporation and the Bank are subject to the regulations of various federal and state agencies and undergo periodic examinations by these regulatory authorities.

Use of Estimates in the Preparation of Financial Statements — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, and the assessment of other than temporary impairment of investment securities and impairment of restricted stock, the value of mortgage servicing rights and derivatives, and the valuation allowance on the deferred tax asset.

Significant Group Concentrations of Credit Risk — Most of the Corporation’s activities are with customers located within its primary market area. Note 4 of the consolidated financial statements shows the types of securities in which the Corporation invests. Note 5 of the consolidated financial statements shows the types of lending in which the Corporation engages. The Corporation does not have any significant concentrations of any one industry or customer.

Statement of Cash Flows — For purposes of reporting cash flows, cash and cash equivalents include Cash and due from banks, Interest-bearing deposits in other banks and Federal funds sold. Generally, Federal funds are purchased and sold for one-day periods.

Investment Securities — Management classifies its securities at the time of purchase as available for sale or held to maturity. At December 31, 2008 and 2007, all securities were classified as available for sale, meaning that the Corporation intends to hold them for an indefinite period of time, but not necessarily to maturity. Available for sale securities are stated at estimated fair value, adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments of interest income through maturity. The related unrealized holding gains and losses are reported as other comprehensive income, net of tax, until realized. Declines in the fair value of held-to-maturity and available-for-sale securities to amounts below cost that are deemed to be other than temporary are

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reflected in earnings as realized losses. In estimating the other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Realized securities gains and losses are computed using the specific identification method. Gains or losses on the disposition of investment securities are based on the net proceeds and the adjusted carrying amount of the specific security sold. Any decision to sell a security classified as available for sale would be based on various factors, including significant movement in interest rates, changes in maturity or mix of the Bank’s assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors.

Restricted Stock — Restricted stock, which is carried at cost, consists of stock of the Federal Home Loan Bank of Pittsburgh (FHLB) and Atlantic Central Bankers Bank (ACBB). Federal law requires a member institution of the FHLB to hold FHLB stock according to a predetermined formula. In December 2008, FHLB announced it would suspend the repurchase of excess capital stock from its members due to deterioration in its financial condition. As a result, the Bank may hold more FHLB stock than would have been previously required. Management evaluates the restricted stock for impairment in accordance with Statement of Position (SOP) 01-6, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the banks as compared to the capital stock amount for the banks and the length of time this situation has persisted, (2) commitments by the banks to make payments required by law or regulation and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the banks. Management believes no impairment charge is necessary related to the FHLB or ACBB restricted stock as of December 31, 2008.

The Bank held $6.5 million of restricted stock at the end of 2008. With the exception of $30 thousand, this investment represents stock in the Federal Home Loan Bank of Pittsburgh (FHLB) that the Bank is required to hold in order to be a member of FHLB. This stock is carried at a cost of $100 per share. Due to concerns about the capital strength of the Pittsburgh FHLB, and the entire FHLB system, there has been industry discussion about impairment issues on FHLB stock. If FHLB stock were deemed to be impaired, the write-down for the Bank could be significant. However, due the nature of the FHLB system and the heavy dependence of community banks on the FHLB, it is believed that any determination about the valuation of FHLB stock needs to be accomplished at the national level so that the entire community banking system is not disrupted.

Other Investment — The Corporation had an investment in American Home Bank, N.A. (AHB). At December 31, 2007, the Corporation owned approximately 21% of the voting stock of this bank and accounted for this investment utilizing the equity method of accounting. At December 31, 2007, the carrying amount of this investment was $4.1 million. At December 31, 2008, First Chester County Corporation (FCEC) acquired AHB. The Corporation exchanged a portion of its AHB shares at $11.00 cash per share ($638 thousand) and the remaining AHB shares (299,000) were exchanged for 209,000 shares of FCEC common shares at the December 31, 2008 fair value of $10.00 per common share. At December 31, 2008, the Corporation’s investment in FCEC ($2.1 million) was reported as an equity security in the balance sheet line titled “Investment securities available for sale.” In 2008, the Corporation recorded a loss of $1.3 million from its investment in AHB. This loss is comprised of $143 thousand of operating losses arising from the equity method of accounting and a loss of $1.2 million from a valuation write down resulting from the FCEC acquisition of AHB. The Corporation recorded income of $49 thousand in 2007 and a loss of $21 thousand in 2006 from its investment in AHB.

Financial Derivatives — The Corporation uses interest rate swaps, which it has designated as cash-flow hedges, to manage interest rate risk associated with variable-rate funding sources. All such derivatives are recognized on the balance sheet at fair value in other assets or liabilities as appropriate. To the extent the

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

derivatives are effective and meet the requirements for hedge accounting, changes in fair value are recognized in other comprehensive income with income statement reclassification occurring as the hedged item affects earnings. Conversely, changes in fair value attributable to ineffectiveness or to derivatives that do not qualify as hedges are recognized as they occur in the income statement’s interest expense account associated with the hedged item.

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

Loans — Loans, that management has the intent and ability to hold for the foreseeable future or until maturity or payoff, are stated at the outstanding unpaid principal balances, net of any deferred fees. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) of the related loans using the interest method. The Corporation is generally amortizing these amounts over the contractual life of the loan.

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

Loans Held for Sale — Mortgage loans originated and intended for sale in the secondary market at the time of origination are carried at the lower of cost or estimated fair value (determined on an aggregate basis). All sales are made without recourse. Loans are generally sold with the mortgage servicing rights retained by the Corporation. Gains or losses on sales of mortgage loans are recognized based on the difference between the selling price and the carrying value of the related mortgage loans sold. The Bank had no loans held for sale at December 31, 2008.

Loan Servicing — Servicing assets are recognized as separate assets when rights are acquired through sale of financial assets. A portion of the cost of originating the loan is allocated to the servicing right based on relative fair value. Fair value is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, prepayment speeds and default rates and losses. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the periods of, the estimated future net servicing income of the underlying financial assets. Servicing rights

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. For the purpose of computing impairment, mortgage servicing rights are stratified based on risk characteristics of the underlying loans that are expected to have the most impact on projected prepayments including loan type, interest rate and term. Impairment is recognized through a valuation allowance to the extent that fair value is less than the capitalized amount. If the Corporation later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income. Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income. Loans serviced by the Bank for the benefit of others totaled $138.5 million, $150.4 million and $143.2 million at December 31, 2008, 2007 and 2006, respectively.

Allowance for Loan Losses — The allowance for loan losses is established through provisions for loan losses charged against income. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.

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

Premises and Equipment — Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets or the lease term for lease hold improvements, whichever is shorter. When assets are retired or sold, the asset cost and related accumulated depreciation are eliminated from the respective accounts, and any resultant gain or loss is included in net income.

The cost of maintenance and repairs is charged to operating expense as incurred, and the cost of major additions and improvements is capitalized.

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets — Intangible assets consist of goodwill, core deposit intangibles and a customer list intangible. These assets were recorded from the purchase of Fulton Bancshares Corporation in 2006 and Community Financial, Inc. in 2008. Goodwill is not amortized, nor deductible for tax purposes. However, goodwill is tested for impairment at least annually. Impairment write-downs are charged to results of operations in the period in which the impairment is determined. The core deposit intangible is amortized over the estimated life of the acquired deposits. The customer list is amortized over 10 years using the sum-of-the-years digits method.

Bank Owned Life Insurance — The Bank invests in bank owned life insurance (“BOLI”) as a source of funding for employee benefit expenses. The Bank purchases life insurance coverage on the lives of a select group of employees. The Bank is the owner and beneficiary of the policies and records the investment at the cash surrender value of the underlying policies. Income from the increase in cash surrender value of the policies is included in noninterest income.

Foreclosed Real Estate — Foreclosed real estate is comprised of property acquired through a foreclosure proceeding or an acceptance of a deed in lieu of foreclosure. Balances are initially reflected at the estimated fair value less any estimated disposition costs, with subsequent adjustments made to reflect further declines in value. Any losses realized upon disposition of the property, and holding costs prior thereto, are charged against income.

Transfers of Financial Assets — Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Corporation, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Corporation does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Federal Income Taxes — Deferred income taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance, when in the opinion of management, it is more likely than not that some portion or all deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted through the provision for income taxes for the effects of changes in tax laws and rates on the date of enactment.

Advertising Expenses — Advertising costs are expensed as incurred.

Treasury Stock — The acquisition of treasury stock is recorded under the cost method. The subsequent disposition or sale of the treasury stock is recorded using the average cost method.

Investment and Trust Services — Assets held in a fiduciary capacity are not assets of the Corporation and therefore are not included in the consolidated financial statements. Revenue from investment and trust services is recognized on the accrual basis.

Off-Balance Sheet Financial Instruments — In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments consisting of commitments to extend credit and letters of credit. Such financial instruments are recorded on the balance sheet when they are funded.

Stock-Based Compensation — The Corporation accounts for stock based compensation in accordance with the Financial Accounting Standards Board (FASB) Statement No. 123 ®, “Share-Based Payment.” Statement No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost is recognized over the period that an employee provides services in exchange for the award.

The Corporation implemented Statement No. 123(R) in the first quarter of 2006 under the modified prospective method. Compensation expense was $112 thousand in 2008, $105 thousand in 2007 and $127 thousand

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in 2006. The 2008 expense is related to options granted in February 2008 under the Corporation’s Incentive Stock Option Plan of 2002 and was fully expensed in 2008. The 2007 expense is related to options granted in February 2007 under the Corporation’s Incentive Stock Option Plan of 2002 and was fully expensed in 2007. The 2006 expense is related to options granted in February 2006 under the Corporation’s Incentive Stock Option Plan of 2002 and for options issued in July 2006 under the Corporation’s Employee Stock Purchase Plan. The compensation expense for both awards was fully expensed in 2006. In 2007, the Corporation changed the terms of the grants awarded from its Employee Stock Purchase Plan, therefore, no expense was recorded for the 2007 and 2008 options granted under this plan.

Pension — The provision for pension expense was actuarially determined using the projected unit credit actuarial cost method. The funding policy is to contribute an amount sufficient to meet the requirements of ERISA, subject to Internal Revenue Code contribution limitations.

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

Earnings per share — Earnings per share are computed based on the weighted average number of shares outstanding during each year. The Corporation’s basic earnings per share are calculated as net income divided by the weighted average number of shares outstanding. For diluted earnings per share, net income is divided by the weighted average number of shares outstanding plus the incremental number of shares added as a result of converting common stock equivalents, calculated using the treasury stock method. The Corporation’s common stock equivalents consist of stock options.

A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

	2008	2007	2006
	(In thousands, except per share data)

Weighted average shares outstanding (basic)	3,829	3,844	3,596
Impact of common stock equivalents	1	7	7

Weighted average shares outstanding (diluted)	3,830	3,851	3,603

Anti-dilutive options excluded from calculation	75	37	24
Net Income	$8,595	$9,256	$7,570
Basic Earnings Per Share	$2.24	$2.41	$2.11
Diluted Earnings Per Share	$2.24	$2.40	$2.10

Reclassifications — Certain prior period amounts have been reclassified to conform to the current year presentation. Such reclassifications did not affect reported net income.

Segment Reporting — The Bank acts as an independent community financial services provider and offers traditional banking and related financial services to individual, business and government customers. Through its community office and automated teller machine network, the Bank offers a full array of commercial and retail financial services, including the taking of time, savings and demand deposits; the making of commercial, consumer

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and mortgage loans; and the providing of safe deposit services. The Bank also performs personal, corporate, pension and fiduciary services through its Investment and Trust Services Department and Personal Investment Center.

Management does not separately allocate expenses, including the cost of funding loan demand, between the commercial, retail, mortgage banking and trust operations of the Bank. As such, discrete information is not available and segment reporting would not be meaningful.

Comprehensive Income — Comprehensive income is reflected in the Consolidated Statements of Changes in Shareholders’ Equity and includes net income and unrealized gains or losses, net of tax, on investment securities, derivatives and the change in plan assets and benefit obligations on the Bank’s pension plan, net of tax.

Recent Accounting Pronouncements:

SFAS No. 141 (R) “Business Combinations”

FASB Statement No. 141 (R) “Business Combinations” was issued in December of 2007. This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. This new pronouncement will impact the Company’s accounting for business combinations completed beginning January 1, 2009.

SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133”

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (Statement 161). Statement 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. Statement 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 has been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The impact to the Corporation will be to require the Corporation to expand its disclosure regarding its derivative instrument.

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

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FASB Staff Position (FSP) 157-3“Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”

In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active” (FSP 157-3), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 was effective upon issuance. The application of the provisions of FSP 157-3 did not materially affect our results of operations or financial condition as of and for the periods ended December 31, 2008.

FSP 133-1 and FIN 45-4“Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161”

In September 2008, the FASB issued FSP 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (FSP 133-1 and FIN 45-4). FSP 133-1 and FIN 45-4 amend and enhance disclosure requirements for sellers of credit derivatives and financial guarantees. It also clarifies that the disclosure requirements of SFAS No. 161 are effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. FSP 133-1 and FIN 45-4 are effective for reporting periods (annual or interim) ending after November 15, 2008. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

EITF Issue No. 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements”

In March 2007, the FASB ratified EITF Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements. EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. ETIF 06-10 is effective for fiscal years beginning after December 15, 2007. The Corporation adopted this consensus as of January 1, 2008. The adoption did not have any effect on the Corporation ’s financial position or results of operation.

EITF Issue No. 06-11 “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards”

In June 2007, the EITF reached a consensus on Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. EITF 06-11 states that an entity should recognize a realized tax benefit associated with dividends on nonvested equity shares, nonvested equity share units and outstanding equity share options charged to retained earnings as an increase in additional paid in capital. The amount recognized in additional paid in capital should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. EITF 06-11 should be applied prospectively to income tax benefits of dividends on equity-classified share-based payment awards that are declared in fiscal years beginning after December 15, 2007. The Corporation adopted this guidance as of January 1, 2008. The adoption did not have any effect on the Corporation’s consolidated financial position or results of operations.

FSP FAS 132(R)-1 “Employers’ Disclosures about Postretirement Benefit Plan Assets”

In December 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. This FSP amends SFAS 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by this FSP shall be provided for fiscal years ending after December 15, 2009. The Corporation is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FSP FAS 107-b and APB 28-a “Interim Disclosures About Fair Value of Financial Instruments”

In February 2009, the FASB issued proposed FSP FAS 107-b and APB 28-a, Interim Disclosures About Fair Value of Financial Instruments. The comment period for the proposed FSP ended March 2, 2009. The proposed FSP would include the fair value disclosures currently required under SFAS No. 107 for interim periods in addition to annual periods. The Corporation does not expect that this guidance will have any effect on itsr consolidated financial position or results of operation.

In November 2008, the SEC released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (IFRS). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”). Under the proposed roadmap, the Corporation may be required to prepare financial statements in accordance with IFRS as early as 2014. The SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. The Corporation is currently assessing the impact that this potential change would have on its consolidated financial statements, and it will continue to monitor the potential implementation of IFRS.

Note 2.	Regulatory Matters

The Bank is limited as to the amount it may lend to the Corporation, unless such loans are collateralized by specific obligations. State regulations also limit the amount of dividends the Bank can pay to the Corporation and are generally limited to the Bank’s accumulated net earnings. At December 31, 2008, the amount available for dividends was $48.4 million. In addition, dividends paid by the Bank to the Corporation would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. The Corporation and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Although not adopted in regulation form, the Pennsylvania Department of Banking utilizes capital standards requiring a minimum leverage capital ratio of 6% and a risk-based capital ratio of 10%, defined substantially the same as those by the FDIC. Management believes, as of December 31, 2008 and 2007, that the Corporation and the Bank met all capital adequacy requirements to which it is subject. In February 2009, the Corporation made an additional investment of approximately $2 million in the Bank in order to increase the Bank’s capital levels.

As of December 31, 2008 the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

The table that follows presents the total risk-based, Tier 1 risk-based and Tier 1 leverage requirements for the Corporation and the Bank as defined by the FDIC. Actual capital amounts and ratios are also presented.

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of December 31, 2008
			Minimum to be		Minimum to be
	Actual		Adequately Capitalized		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

Total Risk-based Capital Ratio
Corporation	$76,187	11.02%	$55,301	8.00%	N/A	N/A
Bank	70,521	10.29%	54,842	8.00%	$68,553	10.00%
Tier 1 Risk-based Capital Ratio
Corporation	$68,830	9.96%	$27,650	4.00%	N/A	N/A
Bank	63,164	9.21%	27,421	4.00%	$41,132	6.00%
Tier 1 Leverage Ratio
Corporation	$68,830	7.84%	$35,118	4.00%	N/A	N/A
Bank	63,164	7.26%	34,823	4.00%	$43,529	5.00%

	As of December 31, 2007
			Minimum to be		Minimum to be
	Actual		Adequately Capitalized		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

Total Risk-based Capital Ratio
Corporation	$73,758	12.28%	$48,065	8.00%	N/A	N/A
Bank	62,823	10.63%	47,266	8.00%	$59,082	10.00%
Tier 1 Risk-based Capital Ratio
Corporation	$66,397	11.05%	$24,032	4.00%	N/A	N/A
Bank	55,462	9.39%	23,633	4.00%	$35,449	6.00%
Tier 1 Leverage Ratio
Corporation	$66,397	8.18%	$32,466	4.00%	N/A	N/A
Bank	55,462	6.91%	32,113	4.00%	$40,142	5.00%

Note 3.	Restricted Cash Balances

The Corporation’s subsidiary bank is required to maintain reserves against its deposit liabilities in the form of vault cash and/or balances with the Federal Reserve Bank. Deposit reserves that the Bank was required to hold were approximately $797 thousand and $522 thousand at December 31, 2008 and 2007, respectively and were satisfied by the Bank’s vault cash. In addition, as compensation for check clearing and other services, a compensatory balance maintained at the Federal Reserve Bank at December 31, 2008 and 2007, was approximately $900 thousand.

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Investment Securities

The amortized cost and estimated fair value of investment securities available for sale as of December 31, 2008 and 2007 is as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
2008	Cost	Gains	Losses	Value
	(Amounts in thousands)

Equity securities	$5,783	$18	$(955)	$4,846
U.S. Treasury securities and obligations of U.S. Government agencies	29,548	770	(287)	30,031
Obligations of state and political subdivisions	45,518	824	(659)	45,683
Corporate debt securities	12,868	—	(3,888)	8,980
Mortgage-backed securities
Agency	50,667	889	(106)	51,450
Non Agency	7,551	—	(1,033)	6,518
Asset-backed securities	95	—	(44)	51

	$152,030	$2,501	$(6,972)	$147,559

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
2007	Cost	Gains	Losses	Value

Equity securities	$3,792	$247	$(617)	$3,422
U.S. Treasury securities and obligations of U.S. Government agencies	45,099	674	(41)	45,732
Obligations of state and political subdivisions	50,254	1,036	(50)	51,240
Corporate debt securities	15,296	44	(497)	14,843
Mortgage-backed securities
Agency	43,483	509	(164)	43,828
Non Agency	5,839	9	—	5,848
Asset-backed securities	83	—	(6)	77

	$163,846	$2,519	$(1,375)	$164,990

At December 31, 2008 and 2007, the book value of investment securities pledged to secure public funds, trust balances, repurchase agreements and other deposit obligations totaled $139.6 million and $119.4 million, respectively.

The amortized cost and estimated fair value of debt securities at December 31, 2008, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Estimated
	Amortized	Fair
	Cost	Value
	(Amounts in thousands)

Due in one year or less	$5,803	$5,671
Due after one year through five years	14,749	14,219
Due after five years through ten years	35,548	36,415
Due after ten years	31,929	28,440

	88,029	84,745
Mortgage-backed securities	58,218	57,968

	$146,247	$142,713

The composition of the net realized securities gains for the years ended December 31, 2008, 2007 and 2006 is as follows:

	2008	2007	2006
	(Amounts in thousands)

Gross gains realized	$894	$347	$211
Gross losses realized	(730)	(63)	(46)

Net gains realized	$164	$284	$165

Tax provision applicable to net securities gains	$56	$97	$56

At December 31, 2008, the investment portfolio contained $57.0 million of temporarily impaired securities with $7.0 million in unrealized losses. These numbers are much higher than the previous year as most financial assets have experienced significant price depreciation throughout 2008. Of the total, $6.0 million of unrealized loss was in the debt security portfolio with the largest amount in the corporate debt security category (primarily trust preferred securities), $3.9 million. The majority (62%) of the unrealized loss in the debt security portfolio has existed for more than one year. Generally, these securities are investment grade debt securities. For these securities, Management applies a systematic methodology in order to perform an assessment of the potential for “other-than-temporary” impairment. In the case of debt securities, investments considered for “other-than-temporary” impairment: (1) had a specified maturity or repricing date; (2) were generally expected to be redeemed at par, and (3) were expected to achieve a recovery in market value within a reasonable period of time. Accordingly, the impairments identified on debt securities and subjected to the assessment at December 31, 2008 were deemed to be temporary and required no further adjustment to the financial statements. The price of mortgage-backed securities and trust preferred securities has been driven down due to overall market concern about credit and liquidity problems in the financial markets. For many securities, little or no market exists and this has caused significant price declines. The unrealized losses on corporate debt securities are primarily from financial services related companies (trust preferred securities) that continue to maintain an investment grade rating. The trust preferred securities held by the Bank are all single entity issues that continue to perform. However, due to the nature of trust-preferred securities, they have long final maturities that have only compounded the price declines. All of the issues are from companies that have received money from the Troubled Asset Relief Program voluntary Capital Purchase Program under the Emergency Economic Stabilization Act of 2008 in order to boost their capital position. Management believes that these investments have been affected by the overall decline in the financial services sector and that these securities can be held until maturity when payment in full is expected.

Equity securities are assessed for “other-than-temporary” impairment based on the length of time of impairment, dollar amount of the impairment and general market conditions relating to specific issues. Unrealized losses on equity securities continued to increase throughout 2008 as bank equities as a whole were driven down.

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

While the value of most bank equities fell in 2008, smaller community bank stocks realized less of a price decline than larger regional or national banks.

Based on Management’s review, other than temporary impairment charges of $888 thousand were taken in 2008 on equity securities. Management closely monitors the value of its equity portfolio and bank stock prices have continued to decline into 2009. It is possible that additional write-downs may be required in 2009.

The following tables reflects temporary impairment in the investment portfolio (excluding restricted stock), aggregated by investment category, length of time that individual securities have been in a continuous unrealized loss position and the number of securities in each category as of December 31, 2008 and 2007.

	December 31, 2008
	Less Than 12 Months			12 Months or More			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count
	(Amounts in thousands)

Equity securities	$1,933	$(701)	17	$382	$(254)	8	$2,315	$(955)	25
U.S. Treasury securities and obligations of U.S. Government agencies	7,018	(69)	27	10,113	(218)	15	17,131	(287)	42
Obligations of State and Political Subdivisions	14,137	(659)	32	—	—	—	14,137	(659)	32
Corporate debt securities	3,722	(448)	4	5,158	(3,440)	9	8,880	(3,888)	13
Mortgage-backed securities
Agency	6,689	(70)	9	1,257	(36)	4	7,946	(106)	13
Non Agency	6,517	(1,033)	7	—	—	—	6,517	(1,033)	7
Asset-backed securities	16	(7)	1	35	(37)	2	51	(44)	3

Total temporarily impaired securities	$40,032	$(2,987)	97	$16,945	$(3,985)	38	$56,977	$(6,972)	135

	December 31, 2007
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count
	(Amounts in thousands)

Equity securities	$2,104	$(617)	25	$—	$—	—	$2,104	$(617)	25
U.S. Treasury securities and obligations of U.S. Government agencies	12,206	(38)	22	139	(3)	7	12,345	(41)	29
Obligations of State and Political Subdivisions	3,700	(21)	7	2,487	(29)	8	6,187	(50)	15
Corporate debt securities	9,094	(497)	10	—	—	—	9,094	(497)	10
Mortgage-backed securities
Agency	1,706	(7)	3	9,268	(149)	14	10,974	(156)	17
Non Agency	2,044	(5)	2	1,678	(3)	2	3,722	(8)	4
Asset-backed securities	16	(1)	1	62	(5)	1	78	(6)	2

Total temporarily impaired securities	$30,870	$(1,186)	70	$13,634	$(189)	32	$44,504	$(1,375)	102

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Loans

A summary of loans outstanding at the end of the reporting periods is as follows:

	December 31
	2008	2007
	(Amounts in thousands)

Residential mortgage loans	$78,061	$86,480
Residential construction loans	408	2,713
Commercial construction and land development	99,027	80,656
Commercial, industrial and agricultural	366,261	272,094
Consumer — home equity loans and lines of credit	103,523	100,845
Consumer — other	28,937	28,829

	676,217	571,617
Less: Allowance for loan losses	(7,357)	(7,361)

Net Loans	$668,860	$564,256

Included in the loan balances are the following:
Net unamortized deferred loan costs	$646	$657
Unamortized (discount) premium on purchased loans	$(295)	$(378)

Loans to directors and executive officers and related interests and affiliated enterprises were as follows:

	2008	2007
	(Amounts in thousands)

Balance at beginning of year	$9,120	$13,325
New loans made	1,665	5,376
Repayments	(698)	(9,581)

Balance at end of year	$10,087	$9,120

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.	Allowance for Loan Losses

	Years Ended December 31
	2008	2007	2006
	(Amounts in thousands)

Balance at beginning of year	$7,361	$6,850	$5,402
Charge-offs	(1,433)	(818)	(384)
Recoveries	236	339	200

Net recoveries (charge-offs)	(1,197)	(479)	(184)
Addition of allowance from acquisition	—	—	1,392
Provision for loan losses	1,193	990	240

Balance at end of year	$7,357	$7,361	$6,850

Restructured loans	$—	$—	$—
Nonaccrual loans
Consumer	$—	$—	$—
Residential mortgage	333	87	234
Construction and land development	1,286	449	524
Commercial and farm real estate	—	78	78
Commercial	1,252	3,635	343

Total nonaccrual loans	$2,871	$4,249	$1,179

Loans past due 90 days or more and still accruing
Consumer	$123	$64	$95
Residential mortgage	544	407	527
Construction and land development	429	—	—
Commercial and farm real estate	—	832	137
Commercial	33	205	389

Total loans past due 90 days or more and still accruing	$1,129	$1,508	$1,148

The gross interest that would have been recorded if nonaccrual loans had been current in accordance with their original terms and the amount actually recorded in income were as follows:

	2008	2007	2006
	(Amounts in thousands)

Gross interest due under terms	$349	$294	$132
Amount included in income	(211)	(197)	(95)

Interest income not recognized	$138	$97	$37

Interest income recognized on impaired loans, primarily on a cash basis	$728	$387	$437

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2008	2007	2006
	(Amounts in thousands)

Recorded investment in loans that were considered to be impaired, as defined by SFAS No 114	$11,254	$4,470	$4,555
Impaired loans that have an allowance for credit losses established	8,867	3,861	1,153
Allowance for credit losses established on impaired loans	1,309	554	296
Average recorded investment in impaired loans	7,579	6,033	5,277

Note 7.	Premises and Equipment

Premises and equipment consist of:

		December 31
	Estimated Life	2008	2007
		(Dollars in thousands)

Land		$2,590	$2,488
Buildings and leasehold improvements	15 - 30 years, or lease term	20,358	17,917
Furniture, fixtures and equipment	3 - 10 years	12,459	11,784

Total cost		35,407	32,189
Less: Accumulated depreciation		(19,782)	(18,327)

Net premises and equipment		$15,625	$13,862

Depreciation expense for the years ended December 31, 2008, 2007 and 2006 was $1.2 million, $1.3 million and $1.1 million, respectively.

The Corporation leases various premises and equipment for use in banking operations. Future minimum payments on these leases are as follows:

(Amounts in thousands)

2009	$354
2010	340
2011	274
2012	212
2013	195
2014 and beyond	2,078

$3,453

Some of these leases provide renewal options of varying terms. The rental cost of these optional renewals is not included above. Total rent expense on these leases was $336 thousand, $332 thousand and $302 thousand for 2008, 2007 and 2006, respectively.

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.	Goodwill and Intangible Assets

The following table summarizes the changes in goodwill:

	For the Years Ended
	December 31
	2008	2007
	(Amounts in thousands)

Beginning balance	$8,520	$9,113
Goodwill acquired	632	—
Adjustment to goodwill	—	(593)

Ending balance	$9,152	$8,520

The adjustment to goodwill in 2007 was related to a deferred tax position. See Note 23 of the accompanying consolidated financial statements for information regarding goodwill acquired in 2008.

The following table summarizes the other intangible assets at December 31:

	Core Deposit		Customer List
	2008	2007	2008	2007

Gross carrying amount	$3,252	$3,252	$589	$—
Accumulated amortization	(903)	(542)	(9)	—

Net carrying amount	$2,349	$2,710	$580	$—

Amortization expense related to intangible assets totaled $370 thousand, $361 thousand and $335 thousand in 2008, 2007 and 2006, respectively.

Core deposit intangibles are amortized over the estimated life of the acquired core deposits. At December 31, 2008 the remaining life was 6.5 years. The customer list intangible is amortized over the estimated life of the acquired customer list. At December 31, 2008, the remaining life was 9.9 years. See Note 23 of the accompanying consolidated financial statements for information regarding the customer list intangible acquired in 2008.

The following table shows the expected amortization expense for intangible assets over the next five years:

(Amounts in thousands)

2009	$467
2010	457
2011	446
2012	435
2013	424

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.	Mortgage Servicing Rights

Activity pertaining to mortgage servicing rights and the related valuation allowance follows:

	For the Years Ended December 31
	2008	2007	2006
	(Amounts in thousands)

Cost of mortgage servicing rights:
Beginning balance	$1,778	$1,799	$1,767
Originations	59	270	277
Amortization	(286)	(291)	(245)

Ending balance	$1,551	$1,778	$1,799

Valuation allowance:
Beginning balance	$(188)	$(286)	$(198)
Valuation charges	(722)	(93)	(171)
Valuation reversals	222	191	83

Ending balance	$(688)	$(188)	$(286)

Mortgage servicing rights cost	$1,551	$1,778	$1,799
Valuation allowance	(688)	(188)	(286)

Carrying value	$863	$1,590	$1,513

Fair value	$863	$1,590	$1,513
Fair value assumptions:
Weighted average discount rate	10.00%	9.50%	10.00%
Weighted average prepayment speed	23.60%	12.50%	13.02%

The value of mortgage servicing rights is greatly affected by changes in mortgage interest rates and the resulting changes in prepayment speeds. The following chart shows the changes in fair value under different rate scenarios:

	2008	2007	2006

Changes in fair value:
Rates +1%	$382	$257	$246
Rates (1)%	($252)	$(554)	$(600)

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Deposits

Deposits are summarized as follows:

	December 31
	2008	2007
	(Amounts in thousands)

Demand, noninterest-bearing	$86,954	$84,920
Interest-bearing checking	86,241	78,400
Savings:
Money market accounts	203,171	234,503
Passbook and statement savings	46,006	48,340

Total savings and interest checking	335,418	361,243

Time:
Deposits of $100,000 and over	50,510	36,353
Brokered time deposits	16,504	—
Other time deposits	137,955	123,761

	204,969	160,114

Total deposits	$627,341	$606,277

Overdrawn deposit accounts reclassified as loan balances	$181	$294

At December 31, 2008 the scheduled maturities of time deposits are as follows:

2009	$116,267
2010	55,485
2011	15,389
2012	17,665
2013	163
2014 and beyond	—

$204,969

Note 11.	Securities Sold Under Agreements to Repurchase, Short-Term Borrowings and Long-Term Debt

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

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

term of this commitment may not exceed 364 days and it reprices daily at market rates. These borrowings are described below:

	December 31
	2008		2007
	Sweep	FHLB	Sweep	FHLB
	Repurchase	Open Repo	Repurchase	Open Repo
	(Dollars in thousands)

Ending balance	$64,312	$18,850	$68,157	$—
Weighted average rate at year end	0.25%	0.59%	3.92%	0.00%
Range of interest rates paid at year end	0.25%	0.59%	3.11%-4.11%	0.00%
Maximum month-end balance during the year	$78,969	$23,150	$93,799	$14,750
Average balance during the year	$75,238	$11,628	$81,077	$2,386
Weighted average interest rate during the year	1.88%	1.72%	4.83%	5.08%

The securities that serve as collateral for securities sold under agreements to repurchase consist primarily of U.S. Government and U.S. Agency securities with a fair value of $76.3 million and $79.6 million, respectively, at December 31, 2008 and 2007.

A summary of long-term debt at the end of the reporting period follows:

	December 31
	2008	2007
	(Amounts in thousands)

Loans from the Federal Home Loan Bank	$106,141	$59,714

The loans from the FHLB are comprised of term loans payable at maturity and amortizing advances. These loans have fixed interest rates ranging from 1.98% to 6.18% (weighted average rate of 3.84%) and final maturities ranging from February 2009 to January 2038. All borrowings from the FHLB are collateralized by FHLB stock, mortgage-backed securities and first mortgage loans.

The scheduled amortization and maturities of the FHLB borrowings at December 31, 2008 are as follows:

(Amounts in thousands)

2009	$10,514
2010	23,843
2011	19,207
2012	29,387
2013	10,025
2014 and beyond	13,165

$106,141

The Corporation’s maximum borrowing capacity with the FHLB at December 31, 2008, was $215.8 million. The total amount available to borrow at year-end was approximately $90.8 million.

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.	Federal Income Taxes

The temporary differences which give rise to significant portions of deferred tax assets and liabilities are as follows:

	December 31
	2008	2007
	(Amounts in thousands)

Deferred Tax Assets
Allowance for loan losses	$2,698	$2,659
Deferred compensation	1,151	1,372
Capital loss carryover	175	346
Loan purchase accounting	150	212
Deferred loan fees and costs, net	160	160
Other than temporary impairment of investments	711	35
Intangibles	116	158
Accumulated other comprehensive loss	3,996	—
Other	26	119

	9,183	5,061

Valuation allowance	(886)	(318)

Total gross deferred tax assets	8,297	4,743

Deferred Tax Liabilities
Core deposit intangibles	799	921
Time deposit purchase accounting	24	72
Depreciation	23	58
Joint ventures and partnerships	56	83
Pension	243	123
Mortgage servicing rights	293	540
Customer list	197	—
Accumulated other comprehensive income	—	342

Total gross deferred tax liabilities	1,635	2,139

Net deferred tax asset	$6,662	$2,604

The components of the provision for Federal income taxes attributable to income from operations were as follows:

	Years Ended December 31
	2008	2007	2006
	(Amounts in thousands)

Current tax expense	$3,434	$2,815	$1,959
Deferred tax expense (benefit)	246	(56)	138

Income tax provision	$3,680	$2,759	$2,097

For the years ended December 31, 2008, 2007, and 2006, the income tax provisions are different from the tax expense which would be computed by applying the Federal statutory rate to pretax operating earnings. A

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reconciliation between the tax provision at the statutory rate and the tax provision at the effective tax rate is as follows:

	Years Ended December 31
	2008	2007	2006
	(Amounts in thousands)

Tax provision at statutory rate	$4,173	$4,085	$3,287
Income on tax-exempt loans and securities	(908)	(1,142)	(1,047)
Nondeductible interest expense relating to carrying tax-exempt obligations	77	141	127
Dividends received exclusion	(33)	(49)	(34)
Income from bank owned life insurance	(216)	(218)	(181)
Life insurance proceeds	—	—	(20)
Valuation allowance	711	—	—
Stock option compensation	38	36	43
Other, net	(129)	(54)	11
Tax credit	(33)	(40)	(89)

Income tax provision	$3,680	$2,759	$2,097

Effective income tax rate	30.0%	23.0%	21.7%

As a result of the acquisition of Fulton Bancshares Corporation, Franklin Financial Services Corporation has recorded a capital loss carryover. At December 31, 2008, the Corporation had a capital loss carryover of approximately $500 thousand. This loss carryover can only be offset with capital gains for federal income tax purposes. The tax benefit of this carryover is approximately $175 thousand. The tax benefit of the carryover expires December 31, 2009. The Corporation has recorded a valuation allowance of approximately $175 thousand against the capital loss carryover.

The Corporation adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109, effective January 1, 2007. FIN No. 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. FIN No. 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. Adoption of FIN No. 48 did not have a significant impact on the Corporation’s financial statements.

Note 13.	Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on available-for-sale securities, derivatives and the change in plan assets and benefit obligations on the Bank’s pension plan, net of tax, that are recognized as separate components of shareholders’ equity.

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of comprehensive income and related tax effects are as follows:

	For the Years Ended December 31
	2008	2007	2006

Net Income	$8,595	$9,256	$7,570
Securities:
Unrealized (losses) gains arising during the period	(6,339)	(979)	1,223
Reclassification adjustment for losses (gains) included in net income	724	(284)	(165)

Net unrealized (losses) gains	(5,615)	(1,263)	1,058
Tax effect	1,909	429	(360)

Net of tax amount	(3,706)	(834)	698

Derivatives:
Unrealized (losses) gains arising during the period	(2,817)	(53)	61
Reclassification adjustment for losses included in net income	390	41	38

Net unrealized (losses) gains	(2,427)	(12)	99
Tax effect	825	4	(34)

Net of tax amount	(1,602)	(8)	65

Pension:
Change in plan assets and benefit obligations	(4,717)	1,924	—
Reclassification adjustment for losses included in net income	—	—	—

Net unrealized (losses) gains	(4,717)	1,924	—
Tax effect	1,604	(654)	—

Net of tax amount	(3,113)	1,270	—

Total other comprehensive (loss) income	(8,421)	428	764

Total Comprehensive Income	$174	$9,684	$8,334

The components of accumulated other comprehensive (loss) income included in shareholders’ equity are as follows:

	December 31
	2008	2007	2006

Net unrealized (losses) gains on securities	$(4,471)	$1,144	$2,407
Tax effect	1,520	(389)	(819)

Net of tax amount	(2,951)	755	1,588
Net unrealized losses on derivatives	(2,477)	(50)	(37)
Tax effect	842	17	13

Net of tax amount	(1,635)	(33)	(24)
Accumulated pension adjustment	(4,805)	(87)	(2,012)
Tax effect	1,634	29	684

Net of tax amount	(3,171)	(58)	(1,328)
Total accumulated other comprehensive (loss) income	$(7,757)	$664	$235

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.	Financial Derivatives

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

During 2008, one swap from 2001 expired and the Bank entered into two new swap transactions. Each swap has a notional amount of $10 million with one maturing in 2013 and one in 2015. According to the terms of each transaction, the Bank pays fixed-rate interest payments and receives floating-rate payments. The swaps were entered into to hedge the Corporation’s exposure to changes in cash flows attributable to the effect of interest rate changes on variable-rate liabilities. At December 31, 2008, the fair value of the swaps was negative $1.6 million and was recognized in accumulated other comprehensive income, net of tax.

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

Information regarding the interest rate swap as of December 31, 2008 follows:

				Amount Expected to
				be Expensed into
Notional	Maturity	Interest Rate		Earnings within the
Amount	Date	Fixed	Variable	Next 12 Months
	(Dollars in thousands)

$10,000	5/30/2013	3.60%	0.05%	$355
$10,000	5/30/2015	3.87%	0.05%	$382

The variable rate is indexed to the 91-day Treasury Bill auction (discount) rate and resets weekly.

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivatives with a positive fair value are reflected as other assets in the balance sheet while those with a negative fair value are reflected as other liabilities. The swaps added $390 thousand to interest expense in 2008 compared to $41 thousand in 2007 and $38 thousand in 2006. As short-term interest rates decrease, the net expense of the swap increases. The 2009 swap interest expense is expected to be higher than in 2008 because of anticipated lower short-term interest rates in 2009.

Fair Value of Derivative Instruments in the Consolidated Balance Sheets were as follows as of December 31, 2008:

Fair Value of Derivative Instruments Designated
as Hedging Instruments Under Statement 133
	As of December 31, 2008
	Liability Derivatives
	Balance
	Sheet	Fair
Type	Location	Value
	(Dollars in thousands)

Interest rate contracts	Other liabilities	$2,477

The Effect of Derivative Instruments on the Statement of Financial Performance for the Year Ended December 31, 2008 follows:

Derivatives in Statement 133 Cash Flow Hedging Relationships
Amount of Gain
or (Loss)
				Location of		Recognized in
				Gain or (Loss)		Income on
			Amount of Gain	Recognized in		Derivatives
	Amount of Gain	Location of	or (Loss)	Income on		(Ineffective Portion
	or (Loss)	Gain or (Loss)	Reclassified from	Derivative (Ineffective		and Amount
	Recognized in	Reclassified from	Accumulated OCI	Portion and Amount		Excluded from
	OCI on Derivative	Accumulated OCI	into Income	Excluded from		Effectiveness
	(Effective Portion)	into Income	(Effective Portion)	Effectiveness		Testing
Type	2008	(Effective Portion)	2008	Testing		2008
(Dollars in thousands)

Interest rate contracts	$(1,602)	Interest Expense	$(390)	Other income (expense	)	$—

Note 15.	Benefit Plans

The Bank has a 401(k) plan covering substantially all employees of F&M Trust who have completed one year and 1,000 hours of service. In 2008, employee contributions to the plan were matched at 100% up to 4% of each employee’s deferrals plus 50% of the next 2% of deferrals from participants’ eligible compensation. In addition, a 100% discretionary profit sharing contribution of up to 2% of each employee’s eligible compensation is possible provided net income targets are achieved. The Personnel Committee of the Corporation’s Board of Directors approves the established net income targets annually. Under this plan, the maximum amount of employee contributions in any given year is defined by Internal Revenue Service regulations. The related expense for the 401(k) plan, and the profit sharing plan as approved by the Board of Directors, was approximately $365 thousand in 2008, $432 thousand in 2007 and $352 thousand in 2006.

In 2008 the Corporation recorded a cumulative-effect adjustment (charge) to retained earnings of $319 thousand for the adoption of EITF 06-4. The 2008 cost associated with the adoption of EITF 06-4 was $15 thousand. The adoption of EITF 06-4 and the corresponding transactions relate to a deferred compensation benefit (life insurance) provided to selected employees via the life insurance policies owned by the Bank.

The Bank has a noncontributory pension plan covering substantially all employees of F&M Trust who meet certain age and service requirements. Benefits are based on years of service and the employee’s compensation during the highest five consecutive years out of the last ten years of employment. The Plan was amended in

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 2004 for the purpose of adopting a career-average benefit formula that is applicable to employees who were hired on or after July 1, 2004. The pension plan was closed to new participants on April 1, 2007 and effective January 1, 2008 the pension plan was changed to a career average formula for all participants. The change to a career average formula affected future pension benefits for some employees more than others, primarily long-term employees. In an attempt to minimize the affect of the change on these employees the Bank added the following benefits: 1) an additional annual contribution over 10 years to the 401(k) plan for pension participants that were deemed to have a significant expected shortfall as a result of the change to a career average formula; and (2) contributions to a non-qualified deferred compensation plan for current or potential highly-compensated employees that were deemed to have a significant expected shortfall as a result of the change to a career average formula. The annual contribution to the non-qualified plan ranges from 1% to 9% of the covered employee’s salary depending on such factors as the employee’s length of service and time to retirement. Any contribution made to the non-qualified plan is in lieu of the additional contribution made to the 401(k) plan identified as change number 1 above. The expense associated with the new benefits described above was $57 thousand in 2008. The Bank’s funding policy is to contribute annually the amount required to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974. Contributions are intended to provide not only for the benefits attributed to service to date but also for those expected to be earned in the future. The 2008 measurement date of the Plan was December 31, 2008.

The 2008 pension changes are expected to significantly reduce the expense of the defined noncontributory pension beginning over the next 9 years. However, the Bank expects its pension expense to increase by more the $500 thousand in 2009 solely as a result of the low rate environment and its affect on plan performance. If the Bank had not changed its pension plan in 2008, the total pension expense in 2009 would be substantially higher.

Pension Plan asset classes include cash, fixed income securities and equities. The fixed income portion is comprised of Government Bonds, Corporate Bonds and Taxable Municipal Bonds; the equity portion is comprised of financial institution equities and individual corporate equities across a broad range of sectors. Investments are made on the basis of sound economic principles and in accordance with established guidelines. Target allocations of fund assets measured at fair value are as follows: fixed income, a range of 25% to 45%; equities, a range of 55% to 75% and cash as needed. At December 31, 2008, fixed income investments accounted for 44% of total Plan assets, equities accounted for 47% and cash accounted for 9%. The allocation percentage of equities (44%) is significantly lower than the prior year percentage (74%). This is a direct reflection of the large decrease in the fair value of the equity sector of the plan and does not represent a significant shift in holdings.

On a regular basis, the Pension and Benefits Committee (the “Committee”) monitors the allocation to each asset class. Due to changes in market conditions, the asset allocation may vary from time to time. The Committee is responsible to direct the rebalancing of Plan assets when allocations are not within the established guidelines and to ensure that such action is implemented. The Bank has currently begun a process of reallocating pension assets in an attempt to more closely match the structure of pension liabilities. Once completed, the new allocation should reduce large fluctuations in projected benefit obligations.

Specific guidelines for fixed income investments are that no individual bond shall have a rating of less than an A as rated by Standard and Poor and Moodys at the time of purchase. If the rating subsequently falls below an A rating, the Committee, at its next quarterly meeting, will discuss the merits of retaining that particular security. Allowable securities include obligations of the U.S. Government and its agencies, CDs, commercial paper, corporate obligations and insured taxable municipal bonds.

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

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table sets forth the plan’s funded status, based on the December 31, 2008 actuarial valuation together with comparative 2007 and 2006 amounts valued at September 30, 2007 and 2006, respectively:

	For the Years
	Ended December 31
	2008	2007	2006
	(Amounts in thousands)

Change in projected benefit obligation
Benefit obligation at beginning of measurement year	$11,626	$12,974	$12,605
Service cost	448	366	367
Interest cost	847	725	690
Amendments	—	(1,170)	11
Actuarial loss (gain)	29	(652)	(134)
Benefits paid	(801)	(617)	(565)

Benefit obligation at end of measurement year	12,149	11,626	12,974

Change in plan assets
Fair value of plan assets at beginning of measurement year	11,899	11,588	11,219
Actual return on plan assets net of expenses	(3,372)	928	934
Employer contribution	333	—	—
Benefits paid	(801)	(617)	(565)

Fair value of plan assets at end of measurement year	8,059	11,899	11,588

Funded status of projected benefit obligation at end of measurement year	$(4,090)	$273	$(1,386)

	For the Years
	Ended December 31
	2008	2007	2006

Amounts recognized in accumulated other comprehensive income (loss), net of tax
Net actuarial loss	$(5,778)	$(1,218)	$(1,937)
Prior service (asset) cost obligation	974	1,131	(75)

	(4,804)	(87)	(2,012)
Tax effect	1,633	29	684

Net amount recognized	$(3,171)	$(58)	$(1,328)

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Years Ended December 31
	2008	2007	2006

Components of net periodic pension cost
Service cost	$448	$366	$367
Interest cost	847	725	690
Expected return on plan assets	(1,161)	(920)	(880)
Amortization of prior service cost	(157)	36	20
Recognized net actuarial loss	2	58	68

Net periodic pension (benefit) cost	$(21)	$265	$265

	For the Years Ended December 31
	2008	2007	2006

Assumptions used to determine benefit obligations as of measurement date:
Discount rate	6.13%	6.00%	5.60%
Rate of compensation increase	4.50%	4.50%	5.00%
Assumptions used to determine net periodic benefit cost:
Discount rate	6.00%	5.60%	5.60%
Expected long-term return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	4.50%	5.00%	5.00%
Asset allocations as of measurement date:
Equity securities	47%	74%	77%
Debt securities	44%	19%	21%
Other	9%	7%	2%

Total	100%	100%	100%

Equity securities include shares of the Corporation’s common stock in the amounts of $52 thousand (0.7% of total plan assets) and $71 thousand (0.7% of total plan assets) at December 31, 2008 and 2007, respectively

	For the Years Ended
	December 31
	2008	2007	2006

Reconciliation of Funded Status
Funded Status	$(4,090)	$273	$(1,386)
Unrecognized net actuarial loss	5,778	1,218	1,937
Unrecognized prior service cost	(974)	(1,131)	75

Net Asset recognized	$714	$360	$626

Accumulated Benefit Obligation	$11,692	$11,240	$11,360

Contributions

The Bank expects to contribute $258 to its pension plan in 2009.

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated future benefit payments
(In thousands)

2009	$673
2010	670
2011	692
2012	729
2013	763
2014 — 2018	4,493

$8,020

Note 16.	Stock Purchase Plans

In 2004, the Corporation adopted the Employee Stock Purchase Plan of 2004 (ESPP), replacing the ESPP of 1994 that expired in 2004. Under the ESPP of 2004, options for 250,000 shares of stock can be issued to eligible employees. The number of shares that can be purchased by each participant is defined by the plan and the Board of Directors sets the option price. However, the option price cannot be less than 90% of the fair market value of a share of the Corporation’s common stock on the date the option is granted. The Board of Directors also determines the expiration date of the options; however, no option may have a term that exceeds 1 year from the grant date. ESPP options are exercisable immediately upon grant. Any shares related to unexercised options are available for future grant. As of December 31, 2008 there are 207,065 shares available for future grants. The Board of Directors may amend, suspend or terminate the ESPP at any time.

The grant price of the 2008 ESPP options was set at 95% of the stock’s fair value at the time of the award. Therefore, no compensation expense was recognized in 2008 for the ESPP.

In 2002, the Corporation adopted the Incentive Stock Option Plan of 2002 (ISOP). Under the ISOP, options for 250,000 shares of stock can be issued to selected Officers, as defined in the plan. The number of options available to be awarded to each eligible Officer is determined by the Board of Directors, but is limited with respect to the aggregate fair value of the options as defined in the plan. The exercise price of the option shall be equal to the fair value of a share of the Corporation’s common stock on the date the option is granted. The options have a life of 10 years and may be exercised only after the optionee has completed 6 months of continuous employment with the Corporation or its Subsidiary immediately following the grant date, or upon a change of control as defined in the plan. As of December 31, 2008 there are 161,527 shares available for future grants. The ISOP has a 10-year plan life with respect to the granting of new awards. However, awards granted prior to expiration of the plan will continue to be exercisable in accordance with the plan. The risk-free interest rate is the U.S. Treasury rate commensurate with the expected average life of the option at the date of grant. The Corporation uses the “simplified” method for estimating the expected term of the ISO award.

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The ESPP and ISOP options outstanding at December 31, 2008 are all exercisable. The ESPP options expire on June 30, 2009 and the ISOP options expire 10 years from the grant date. The following table summarizes the stock option activity:

	ESPP	Weighted Average	Aggregate
	Options	Price Per Share	Intrinsic Value

Balance Outstanding at December 31, 2005	24,251	$22.65
Granted	26,297	23.11
Exercised	(2,779)	22.83
Expired	(24,332)	22.68

Balance Outstanding at December 31, 2006	23,437	23.11
Granted	25,607	25.92
Exercised	(2,896)	23.31
Expired	(21,633)	23.23

Balance Outstanding at December 31, 2007	24,515	25.92
Granted	35,980	22.08
Exercised	(329)	22.08
Expired	(25,646)	25.75

Balance Outstanding at December 31, 2008	34,520	$22.08	—

	ISOP	Weighted Average
	Options	Price Per Share

Balance Outstanding at December 31, 2005	45,911	$24.55
Granted	7,600	24.92
Exercised	(1,250)	20.00
Forfeited	(2,975)	27.61

Balance Outstanding at December 31, 2006	49,286	24.53
Granted	15,900	27.37
Exercised	(1,125)	22.97
Forfeited	(1,625)	27.12

Balance Outstanding at December 31, 2007	62,436	25.22
Granted	24,225	23.77
Exercised	—	—
Forfeited	(9,937)	24.48

Balance Outstanding at December 31, 2008	76,724	$24.86	—

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides information about the options outstanding at December 31, 2008:

	Options			Weighted
	Outstanding	Exercise Price or	Weighted Average	Average Remaining
Stock Option Plan	and Exercisable	Price Range	Exercise Price	Life (years)

Employee Stock Purchase Plan	34,520	$22.08	$22.08	0.5

Incentive Stock Option Plan	14,999	$20.00 - $21.54	$20.47	3.6
Incentive Stock Option Plan	21,975	$23.07 - $24.61	$23.77	9.1
Incentive Stock Option Plan	6,100	$24.61 - $26.14	$24.92	7.1
Incentive Stock Option Plan	33,650	$26.15 - $27.68	$27.51	6.5

ISOP Total/Average	76,724		$24.86	6.8

The fair value of the options granted has been estimated using the Black-Scholes method and the following assumptions for the years shown:

	2008	2007	2006

Employee Stock Purchase Plan
Risk-free interest rate	—	—	5.24%
Expected volatility of the Corporation’s stock	—	—	20.35%
Expected dividend yield	—	—	3.92%
Expected life (in years)	—	—	0.5
Weighted average fair value of options granted	$—	$—	$2.95
Incentive Stock Option Plan
Risk-free interest rate	2.71%	4.74%	4.55%
Expected volatility of the Corporation’s stock	29.65%	31.65%	35.33%
Expected dividend yield	4.17%	3.66%	3.80%
Expected life (in years)	5.25	5.25	5.25
Weighted average fair value of options granted	$4.61	$6.84	$6.58
(dollars in thousands)
Compensation expense included in net income
ESPP	$—	$—	$77
ISOP	112	105	50

Total compensation expense included in net income	$112	$105	$127

Note 17.	Deferred Compensation Agreement

The Corporation has entered into deferred compensation agreements with four directors that provides for the payment of benefits over a ten-year period, beginning at age 65. At inception, the present value of the obligations under these deferred compensation agreements amounted to approximately $600 thousand, which is being accrued over the estimated remaining service period of these officers and directors. These obligations are partially funded through life insurance covering these individuals. Expense associated with the agreements was $31 thousand for 2008, $31 thousand for 2007 and $45 thousand for 2006.

The Corporation has two deferred compensation agreements it recorded as part of its acquisition of Fulton Bancshares Corporation in 2006 and no expense for these plans was recognized in 2008.

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18.	Shareholders’ Equity

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

	Expiration	Shares	Shares Repurchased Under Approved Plan
Plan Approved	Date	Authorized	2008	2007	Total	Cost
	(Amounts in thousands, except share information)

July 10, 2008	July 10, 2009	100,000	16,332	—	16,332	$332
July 12, 2007	July 11, 2008	100,000	37,451	18,858	56,309	$1,346

	2008	2007

Number of Treasury shares held at year-end	474,006	454,026

Note 19.	Commitments and Contingencies

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

Unless noted otherwise, the Bank does not require collateral or other security to support financial instruments with credit risk. The Bank had the following outstanding commitments as of December 31:

	2008	2007
	(Amounts in thousands)

Financial instruments whose contract amounts represent credit risk:
Commercial commitments to extend credit	$110,382	$94,476
Consumer commitments to extend credit (secured)	35,641	34,780
Consumer commitments to extend credit (unsecured)	4,927	4,950

	$150,950	$134,206

Standby letters of credit	$32,105	$24,554

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

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Standby letters of credit are instruments issued by the Bank, which guarantee the beneficiary payment by the Bank in the event of default by the Bank’s customer in the nonperformance of an obligation or service. Most standby letters of credit are extended for one-year periods. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral supporting those commitments for which collateral is deemed necessary primarily in the form of certificates of deposit and liens on real estate. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of December 31, 2008 and 2007 for guarantees under standby letters of credit issued is not material.

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

Note 20.	Fair Value Measurements and Fair Values of Financial Instruments

Management uses its best judgment in estimating the fair value of the Corporation’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Corporation could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective year-ends and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates maybe different than the amounts reported at each year-end.

The Corporation adopted Financial Accounting Standards Board Statement No. 157, Fair Value Measurements (SFAS 157) for financial assets and liabilities on January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting procedures and expands disclosures about fair value measurements. The Corporation will delay adopting SFAS 157 for nonfinancial assets and nonfinancial liabilities until January 1, 2009. The application of SFAS 157 in situations where the market for a financial asset is not active was clarified by the issuance of FASB Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active (FSP 157-3) in October 2008. FSP 157-3 is effective immediately and applies to the Corporation’s December 31, 2008 consolidated financial statements. The adoption of SFAS 157 and FSP 157-3 had no impact on the amounts reported in the financial statements.

SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under SFAS 157 are as follows:

Level 1:  Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2:  Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability.

Level 3:  Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported with little or no market activity).

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2008 are as follows:

	Fair Value at
	December 31, 2008	Level 1	Level 2	Level 3
	(Dollars in thousands)

Asset Description
Investment securities available for sale	$147,559	$4,845	$142,714	$—

Total assets	$147,559	$4,845	$142,714	$—

Liability Description
Interest rate swaps	$2,477	$—	$2,477	$—

Total liabilities	$2,477	$—	$2,477	$—

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

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2008 are as follows:

	Fair Value at
	December 31, 2008	Level 1	Level 2	Level 3
	(Dollars in thousands)

Asset Description
Impaired loans	$7,558	$—	$—	$7,558
Mortgage servicing rights	863	—	—	863

Total assets	$8,421	$—	$—	$8,421

The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Corporation’s financial instruments at December 31, 2008 and 2007:

Cash and Cash Equivalents:

For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Investment securities:

The fair value of investment securities is determined in accordance with the methods described under SFAS 157, Fair Value Measurements.

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted stock:

The carrying amount is a reasonable estimate of fair value.

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

Mortgage servicing rights:

The fair value of mortgage servicing rights is based on observable market prices when available or the present value of expected future cash flows when not available. Assumptions such as loan default rates, costs to service, and prepayment speeds significantly affect the estimate of future cash flows. Mortgage servicing rights are carried at the lower of cost or fair value.

Deposits, Securities sold under agreements to repurchase and Other borrowings:

The fair value of demand deposits, savings accounts, and money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-rate certificates of deposit is estimated by discounting the future cash flows using rates approximating those currently offered for certificates of deposit with similar remaining maturities.

Securities sold under agreements to repurchase:

The carrying amount is a reasonable estimate of fair value.

Short-term borrowings:

The carrying amount is a reasonable estimate of fair value.

Long-term debt:

The fair value of long-term debt is estimated by discounting the future cash flows using rates approximating those currently offered for borrowings with similar remaining maturities.

Accrued interest receivable and payable:

The carrying amount is a reasonable estimate of fair value.

Interest rate swaps::

The fair value of the interest rate swaps is determined in accordance with the methods described under SFAS 157, Fair Value Measurements.

Off balance sheet financial instruments:

Outstanding commitments to extend credit and commitments under standby letters of credit include fixed and variable rate commercial and consumer commitments. The fair value of the commitments is estimated using the fees currently charged to enter into similar agreements.

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated fair value of the Corporation’s financial instruments at December 31 are as follows:

	2008		2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Amounts in thousands)

Financial assets:
Cash and equivalents	$16,713	$16,713	$25,491	$25,491
Investment securities available for sale	147,559	147,559	164,940	164,940
Restricted stock	6,482	6,482	3,916	3,916
Loans held for sale	—	—	476	476
Net loans	668,860	692,239	564,256	559,366
Accrued interest receivable	3,751	3,751	4,107	4,107
Mortgage servicing rights	863	863	1,590	1,590
Financial liabilities:
Deposits	$627,341	$626,909	$606,277	$606,437
Securities sold under agreements to repurchase	64,312	64,312	68,157	68,157
Short-term borrowings	18,850	18,850	—	—
Long-term debt	106,141	111,193	59,714	60,030
Accrued interest payable	1,481	1,481	1,502	1,502
Interest rate swaps	2,477	2,477	50	50
Off Balance Sheet financial instruments:
Commitments to extend credit	—	—	—	—
Standby letters-of-credit	—	—	—	—

Note 21.	Parent Company (Franklin Financial Services Corporation) Financial Information

Balance Sheets

	December 31
	2008	2007
	(Amounts in thousands)

Assets:
Cash and cash equivalents	$101	$801
Investment securities, available for sale	2,963	2,166
Equity investment in subsidiaries	69,117	70,256
Equity method investment	—	4,077
Other assets	889	476

Total assets	$73,070	$77,776

Liabilities:
Other liabilities	$11	$134

Total liabilities	11	134
Shareholders’ equity	73,059	77,642

Total liabilities and shareholders’ equity	$73,070	$77,776

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statements of Income

	Years Ended December 31
	2008	2007	2006
	(Amounts in thousands)

Income:
Dividends from Bank subsidiary	$5,559	$4,060	$5,076
Interest and dividend income	65	101	120
Gain on sale of securities	264	407	165
Impairment writedown on equity securities	(888)	(72)	—
Equity method investment	(143)	49	(21)
Exchange of equity method investment	(1,205)	—	—
Other income	60	1	21

	3,712	4,546	5,361
Expenses:
Operating expenses	1,794	871	921

Income before income taxes and equity in undistributed income of subsidiaries	1,918	3,675	4,440
Income tax benefit	321	256	295
Equity in undistributed income of subsidiaries	6,356	5,325	2,835

Net income	$8,595	$9,256	$7,570

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statements of Cash Flows

	Years Ended December 31
	2008	2007	2006
	(Amounts in thousands)

Cash flows from operating activities
Net income	$8,595	$9,256	$7,570
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiary	(6,356)	(5,325)	(2,835)
Securities gains	(264)	(335)	(165)
Decrease (increase) in other assets	560	(5)	113
(Decrease) increase in other liabilities	(123)	126	—
Loss (income) on equity method investments	143	(49)	21
Stock option compensation	112	105	127
Impairment writedown on equity securities	888	72	—
Writedown on equity method investment	1,205	—	—
Other, net	(70)	(254)	(295)

Net cash provided by operating activities	4,690	3,591	4,536

Cash flows from investing activities
Proceeds from sales of investment securities	1,280	1,240	1,238
Purchase of investment securities	(870)	(572)	(684)
Proceeds from acquisition of equity method investment	638	—	—
Investment in subsidiary	(1,888)	—	(1,060)

Net cash (used in) provided by investing activities	(840)	668	(506)

Cash flows from financing activities
Dividends paid	(4,096)	(3,959)	(3,559)
Common stock issued from treasury stock	22	—	—
Common stock issued under stock option plans	7	94	88
Treasury shares issued to dividend reinvestment plan	722	692	521
Purchase of treasury shares	(1,205)	(588)	(800)

Net cash used in financing activities	(4,550)	(3,761)	(3,750)

(Decrease) increase in cash and cash equivalents	(700)	498	280
Cash and cash equivalents as of January 1	801	303	23

Cash and cash equivalents as of December 31	$101	$801	$303

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 22.	Quarterly Results of Operations (unaudited)

The following is a summary of the quarterly results of consolidated operations of Franklin Financial for the years ended December 31, 2008 and 2007:

	Three Months Ended
2008	March 31	June 30	September 30	December 31
	(Amounts in thousands, except per share)

Interest income	$11,682	$11,245	$11,590	$11,640
Interest expense	4,168	3,782	3,980	4,107

Net interest income	7,514	7,463	7,610	7,533
Provision for loan losses	215	290	273	415
Other noninterest income	1,675	2,243	2,055	402
Securities gains (losses)	328	—	(144)	(21)
Noninterest expense	5,849	6,033	5,607	5,701

Income before income taxes	3,453	3,383	3,641	1,798
Income taxes	921	932	1,029	798

Net Income	$2,532	$2,451	$2,612	$1,000

Basic earnings per share	$0.66	$0.64	$0.68	$0.26
Diluted earnings per share	$0.66	$0.64	$0.68	$0.26
Dividends declared per share	$0.26	$0.27	$0.27	$0.27

	Three Months Ended
2007	March 31	June 30	September 30	December 31

Interest income	$11,852	$12,521	$12,582	$12,532
Interest expense	5,989	6,243	6,125	5,438

Net interest income	5,863	6,278	6,457	7,094
Provision for loan losses	150	300	340	200
Other noninterest income	2,218	2,351	2,879	2,447
Securities gains	278	6	—	—
Noninterest expense	5,693	5,622	5,609	5,942

Income before income taxes	2,516	2,713	3,387	3,399
Income taxes	452	654	830	823

Net Income	$2,064	$2,059	$2,557	$2,576

Basic earnings per share	$0.54	$0.54	$0.66	$0.67
Diluted earnings per share	$0.54	$0.53	$0.66	$0.67
Dividends declared per share	$0.25	$0.26	$0.26	$0.26

Due to rounding, the sum of the quarters may not equal the amount reported for the year.

During the fourth quarter of 2008, the Corporation’s core banking remained stable. However, the fourth quarter 2008 earnings were negatively affected by write-downs on several assets. The Corporation recorded a loss of $1.2 million on its investment in American Home Bank, N.A. (AHB) in the fourth quarter resulting from the acquisition of AHB by First Chester County Corporation. This transaction was discussed in detail in Part II, Item 7, Management Discussion and Analysis of Financial Condition and Results of Operation, of this report. In addition

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to this write-down, the Corporation also recorded $256 thousand in write-downs on equity securities that were determined to be other than temporarily impaired and a $480 thousand impairment charge on the value of mortgage servicing rights.

Note 23.	Acquisition

On November 29, 2008, Franklin Financial Services Corporation completed its acquisition of Community Financial, Inc. In connection with the transaction, Community Trust Company, a subsidiary of Community Financial, Inc. was merged with and into Farmers and Merchants Trust Company of Chambersburg, a subsidiary of Franklin Financial Services Corporation. The acquisition added approximately $62 million in trust assets under management and 1 office in Camp Hill, Pennsylvania. In addition to increasing trust assets under management, Management believes that the acquired location can easily be converted to a community banking office that offers all the products and services of the Bank.

In accordance with the terms of the merger agreement, the Corporation paid $1.1 million dollars to the shareholders of Community Financial, Inc. for all the outstanding shares. As a result of the transaction, Franklin Financial recorded goodwill of $632 thousand and a customer list intangible asset of $589 thousand.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2008, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Management Report on Internal Control Over Financial Reporting

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2008, the Corporation’s internal control over financial reporting is effective based on those criteria.

There were no changes during the fourth quarter of 2008 in the Corporation’s internal control over financial reporting which materially affected, or which are reasonably likely to affect, the Corporation’s internal control over financial reporting.

The Corporation’s independent registered public accounting firm has audited the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2008. Their report is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Franklin Financial Services Corporation
Chambersburg, Pennsylvania

We have audited Franklin Financial Services Corporation’s (the “Corporation”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, Franklin Financial Services Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income, changes in shareholders’ equity and cash flows of Franklin Financial Services Corporation and its subsidiaries, and our report dated March 12, 2009 expressed an unqualified opinion.

Beard Miller Company LLP

Harrisburg, Pennsylvania
March 12, 2009

Item 9B.	Other Information

None

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item relating to the directors and executive officers of the Corporation is incorporated herein by reference to the information set forth under the heading “INFORMATION CONCERNING THE ELECTION OF DIRECTORS — Information about Nominees, Continuing Directors and Executive Officers” and under the heading “ADDITIONAL INFORMATION -Executive Officers” appearing in the Corporation’s proxy statement dated March 31, 2009.

The information required by this item relating to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information set forth under the heading “ADDITIONAL INFORMATION — Compliance with Section 16(a) of the Exchange Act” appearing in the Corporation’s proxy statement dated March 31, 2009.

The information required by this item relating to the Corporation’s code of ethics is incorporated herein by reference to the information set forth under the heading “INFORMATION CONCERNING CORPORATE GOVERNANCE POLICIES, PRACTICES AND PROCEDURES” appearing in the Corporation’s proxy statement dated March 31, 2009.

The information required by this item relating to material changes to the procedures by which the Corporation’s shareholders may recommend nominees to the Board of Directors is incorporated herein by reference to the information set forth under the heading “INFORMATION CONCERNING THE ELECTION OF DIRECTORS - Nominations for Election of Directors” appearing in the Corporation’s proxy statement dated March 31, 2009.

The information required by this item relating to the Corporation’s audit committee and relating to an audit committee financial expert is incorporated herein by reference to the information set forth under the heading “COMMITTEES OF THE BOARD OF DIRECTORS — Audit Committee” appearing, in the Corporation’s proxy statement dated March 31, 2009.

Item 11.	Executive Compensation

The information required by this item relating to executive compensation is incorporated herein by reference to the information set forth under the heading “EXECUTIVE COMPENSATION” appearing in the Corporation’s proxy statement dated March 31, 2009; provided, however, that the information set forth under the subheading “Compensation Committee Report” is intended to be furnished and not filed.

The information required by this item relating to the compensation committee interlocks and insider participation is incorporated herein by reference to the information set forth under the heading “COMMITTEES OF THE BOARD OF DIRECTORS — Compensation Committee Interlocks and Insider Participation” appearing in the Corporation’s proxy statement dated March 31, 2009.

The information required by this item relating to the compensation committee interlocks and insider participation is incorporated herein by reference to the information set forth under the heading “INFORMATION CONCERNING THE ELECTION OF DIRECTORS — Compensation of Directors” appearing in the Corporation’s proxy statement dated March 31, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item relating to securities authorized for issuance under executive compensation plans is incorporated herein by reference to the information set forth under the heading “EXECUTIVE

COMPENSATION — Compensation Tables and Additional Compensation Disclosure - Equity Compensation Plan Information” appearing in the Corporation’s proxy statement dated March 31, 2009.

The information required by this item relating to security ownership of certain beneficial owners is incorporated herein by reference to the information set forth under the heading “GENERAL INFORMATION — Voting of Shares and Principal Holders Thereof’ appearing in the Corporation’s proxy statement dated March 31, 2009.

The information required by this item relating to security ownership of management is incorporated herein by reference to the information set forth under the heading “INFORMATION CONCERNING THE ELECTION OF DIRECTORS - Information about Nominees, Continuing Directors and Executive Officers” appearing in the Corporation’s proxy statement dated March 31, 2009.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item relating to transactions with related persons is incorporated herein by reference to the information set forth under the heading “ADDITIONAL INFORMATION — Transactions with Related Persons” appearing in the Corporation’s proxy statement dated March 31, 2009.

The information required by this item relating to director independence is incorporated herein by reference to the information set forth under the heading “INFORMATION CONCERNING THE ELECTION OF DIRECTORS -Director Independence ‘” and under the heading “ADDITIONAL INFORMATION — Transactions with Related Persons” appearing in the Corporation’s proxy statement dated March 31, 2009.

Item 14.	Principal Accountant Fees and Services

The information required by this item relating to principal accountant fees and services is incorporated herein by reference to the information set forth under the heading “RELATIONSHIP WITH INDEPENDENT PUBLIC ACCOUNTANTS” appearing in the Corporation’s proxy statement dated March 31, 2009.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1) The following Consolidated Financial Statements of the Corporation:

Report of Independent Registered Public Accountant

Consolidated Balance Sheets — December 31, 2008 and 2007,

Consolidated Statements of Income — Years ended December 31, 2008, 2007 and 2006,

Consolidated Statements of Changes in Shareholders’ Equity — Years ended December 31, 2008, 2007 and 2006,

Consolidated Statements of Cash Flows — Years ended December 31, 2008, 2007 and 2006,

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

Dated: March 12, 2009

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles M. Sioberg Charles M. Sioberg	Chairman of the Board and Director	March 12, 2009

/s/ William E. Snell, Jr. William E. Snell, Jr.	President and Chief Executive Officer and Director	March 12, 2009

/s/ Mark R. Hollar Mark R. Hollar	Treasurer and Chief Financial Officer (Principal Financial And Accounting Officer)	March 12, 2009

/s/ Charles S. Bender II Charles S. Bender II	Director	March 12, 2009

/s/ Martin R. Brown Martin R. Brown	Director	March 12, 2009

/s/ G. Warren Elliott G. Warren Elliott	Director	March 12, 2009

/s/ Donald A. Fry Donald A. Fry	Director	March 12, 2009

/s/ Allan E. Jennings, Jr. Allan E. Jennings, Jr.	Director	March 12, 2009

/s/ Stanley J. Kerlin Stanley J. Kerlin	Director	March 12, 2009

/s/ Jeryl C. Miller Jeryl C. Miller	Director	March 12, 2009

Signature	Title	Date

/s/ Stephen E. Patterson Stephen E. Patterson	Director	March 12, 2009

/s/ Kurt E. Suter Kurt E. Suter	Director	March 12, 2009

/s/ Martha B. Walker Martha B. Walker	Director	March 12, 2009

Exhibit Index for the Year
Ended December 31, 2008

Item	Description

3.1	Articles of Incorporation of the Corporation. (Filed as Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.)
3.2	Bylaws of the Corporation. (Filed as Exhibit 3(i) to Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.)
10.1	Deferred Compensation Agreements with Bank Directors. (Filed as Exhibit 10.1 to Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.)
10.2	Director’s Deferred Compensation Plan. (Filed as Exhibit 10.2 to Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.)
10.3	Incentive Stock Option Plan (Filed as Exhibit 99.1 to Registration Statement No. 3390348 on Form S-8 and incorporated herein by reference.)
10.4	Management Group Pay for Performance Program (Filed as Exhibit 10.4 to Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.)
10.5	Directors Pay for Performance Program (Filed as Exhibit 10.5 to Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.)
21 .	Subsidiaries of Corporation
23.1	Consent of Beard Miller Company LLP
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certification
32.2	Section 1350 Certification