Form 10-Q
period 2009-03-31
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2009-05-11
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009,
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
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑
There were 3,833,947 outstanding shares of the Registrant’s common stock as of April 30, 2009.

Part I FINANCIAL INFORMATION
Item 1 Financial Statements
Consolidated Balance Sheets
(Amounts in thousands, except per share data)
(unaudited)

	March 31	December 31
	2009	2008

Assets
Cash and due from banks	$14,169	$16,505
Federal funds sold	1,550	—
Interest-bearing deposits in other banks	141	208

Total cash and cash equivalents	15,860	16,713
Investment securities available for sale	140,246	147,559
Restricted stock	6,482	6,482
Loans	696,773	676,217
Allowance for loan losses	(7,843)	(7,357)

Net Loans	688,930	668,860
Premises and equipment, net	15,908	15,625
Bank owned life insurance	19,039	18,875
Goodwill	9,159	9,152
Other intangible assets	2,812	2,929
Other assets	16,836	16,265

Total assets	$915,272	$902,460

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Demand (non-interest bearing)	$78,322	$86,954
Savings and interest checking	347,531	335,418
Time	228,552	204,969

Total Deposits	654,405	627,341
Securities sold under agreements to repurchase	68,728	64,312
Short-term borrowings	—	18,850
Long-term debt	105,218	106,141
Other liabilities	13,673	12,757

Total liabilities	842,024	829,401

Shareholders’ equity
Common stock $1 par value per share, 15,000 shares authorized with 4,299 shares issued, and 3,834 shares and 3,825 shares outstanding at March 31, 2009 and December 31, 2008, respectively	4,299	4,299
Capital stock without par value, 5,000 shares authorized with no shares issued or outstanding	—	—
Additional paid-in capital	32,854	32,883
Retained earnings	53,194	52,126
Accumulated other comprehensive loss	(8,773)	(7,757)
Treasury stock, 465 shares and 474 shares at cost at March 31, 2009 and December 31, 2008, respectively	(8,326)	(8,492)

Total shareholders’ equity	73,248	73,059

Total liabilities and shareholders’ equity	$915,272	$902,460

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Income
(Amounts in thousands, except per share data)
(unaudited)

	For the Three Months Ended
	March 31
	2009	2008

Interest income
Loans, including fees	$9,192	$9,643
Interest and dividends on investments:
Taxable interest	1,089	1,366
Tax exempt interest	474	562
Dividend income	57	75
Federal funds sold	—	32
Deposits and obligations of other banks	—	4

Total interest income	10,812	11,682

Interest expense
Deposits	2,482	2,856
Securities sold under agreements to repurchase	45	608
Short-term borrowings	11	13
Long-term debt	1,055	691

Total interest expense	3,593	4,168

Net interest income	7,219	7,514
Provision for loan losses	593	215

Net interest income after provision for loan losses	6,626	7,299

Noninterest income
Investment and trust services fees	894	915
Loan service charges	277	177
Mortgage banking activities	(28)	(109)
Deposit service charges and fees	580	592
Other service charges and fees	302	299
Increase in cash surrender value of life insurance	164	166
Equity method investment	—	(166)
Other	295	22
Impairment writedown on equity securities	(209)	(222)
Securities gains, net	12	329

Total noninterest income	2,287	2,003

Noninterest Expense
Salaries and benefits	3,153	3,101
Net occupancy expense	480	458
Furniture and equipment expense	217	216
Advertising	315	314
Legal and professional fees	251	248
Data processing	401	357
Pennsylvania bank shares tax	145	170
Intangible amortization	117	90
FDIC insurance	231	18
Other	840	877

Total noninterest expense	6,150	5,849

Income before federal income taxes	2,763	3,453
Federal income tax expense	662	921

Net income	$2,101	$2,532

Per share
Basic earnings per share	$0.55	$0.66
Diluted earnings per share	$0.55	$0.66
Cash dividends declared per share	$0.27	$0.26
The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Changes in Shareholders’ Equity
for the three months ended March 31, 2009 and 2008
(unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
(Dollars in thousands, except per share data)	Stock	Capital	Earnings	Income (Loss)	Stock	Total

Balance at December 31, 2007	$4,299	$32,620	$47,946	$664	$(7,887)	$77,642

Comprehensive income:
Net income	—	—	2,532	—	—	2,532
Unrealized loss on securities, net of reclassification adjustments and taxes	—	—	—	(621)	—	(621)
Unrealized loss on hedging activities, net of reclassification adjustments and taxes	—	—	—	(3)	—	(3)

Total Comprehensive income				—		1,908

Cash dividends declared, $.26 per share	—	—	(997)	—	—	(997)
Cumulative adjustment for change in accounting principle			(422)			(422)
Acquisition of 17,648 shares of treasury stock	—	—	—	—	(419)	(419)
Treasury shares issued to dividend reinvestment plan, 7,327 shares	—	46	—	—	128	174
Stock option compensation	—	28	—	—	—	28

Balance at March 31, 2008	$4,299	$32,694	$49,059	$40	$(8,178)	$77,914

Balance at December 31, 2008	$4,299	$32,883	$52,126	$(7,757)	$(8,492)	$73,059

Comprehensive income:
Net income	—	—	2,101	—	—	2,101
Unrealized loss on securities, net of reclassification adjustments and taxes	—	—	—	(1,202)	—	(1,202)
Unrealized gain on hedging activities, net of reclassification adjustments and taxes	—	—	—	186	—	186

Total Comprehensive income				—		1,085

Cash dividends declared, $.27 per share	—	—	(1,033)	—	—	(1,033)
Acquisition of 3,000 shares of treasury stock	—	—	—	—	(51)	(51)
Treasury shares issued to dividend reinvestment plan, 12,049 shares	—	(34)	—	—	217	183
Stock option compensation	—	5	—	—	—	5

Balance at March 31, 2009	$4,299	$32,854	$53,194	$(8,773)	$(8,326)	$73,248

The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended March 31
(Amounts in thousands)	2009	2008
Cash flows from operating activities
Net income	$2,101	$2,532
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	361	319
Net accretion of loans and investment securities	(35)	(85)
Stock option compensation expense	5	28
Amortization and net change in mortgage servicing rights valuation	111	245
Amortization of intangibles	117	90
Provision for loan losses	593	215
Net realized gains on sales of securities	(12)	(329)
Impairment writedown on equity securities	209	222
Loans originated for sale	—	(2,113)
Proceeds from sale of loans	—	2,632
Gain on sales of loans	—	(43)
Net loss on sale or disposal of other real estate/other repossessed assets	(5)	—
Increase in cash surrender value of life insurance	(164)	(166)
Proceeds from surrender of life insurance policy	(275)	-
Loss on equity method investments	—	166
Decrease (increase) in interest receivable and other assets	453	(650)
Increase in interest payable and other liabilities	959	372
Other, net	(110)	(18)

Net cash provided by operating activities	4,308	3,417

Cash flows from investing activities
Proceeds from sales of investment securities available for sale	2,964	3,254
Proceeds from maturities of investment securities available for sale	5,120	14,774
Net increase in restricted stock	—	(733)
Purchase of investment securities available for sale	(2,687)	(10,402)
Net increase in loans	(20,754)	(17,628)
Proceeds from sale of other real estate owned	—	175
Capital expenditures	(609)	(394)

Net cash used in investing activities	(15,966)	(10,954)

Cash flows from financing activities
Net increase (decrease) in demand deposits, NOW accounts and savings accounts	3,481	(9,591)
Net increase (decrease) in certificates of deposit	23,583	(3,674)
Net (decrease) increase in short term borrowings	(14,434)	8,590
Long-term debt payments	(1,183)	(2,648)
Long-term debt advances	260	15,057
Dividends paid	(1,033)	(997)
Common stock issued to dividend reinvestment plan	182	174
Purchase of treasury shares	(51)	(419)

Net cash provided by financing activities	10,805	6,492

Decrease in cash and cash equivalents	(853)	(1,045)
Cash and cash equivalents as of January 1	16,713	25,491

Cash and cash equivalents as of March 31	$15,860	$24,446

Supplemental Disclosures of Cash Flow Information Cash paid during the year for:
Interest on deposits and other borrowed funds	$3,323	$4,120
Income taxes	$203	$622
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
In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, and cash flows as of March 31, 2009, and for all other periods presented have been made.
Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s 2008 Annual Report on Form 10-K. The consolidated results of operations for the period ended March 31, 2009 are not necessarily indicative of the operating results for the full year.
The consolidated balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements.
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
Earnings per share is computed based on the weighted average number of shares outstanding during each period end. A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

	For the Three Months Ended
	March 31
(Amounts in thousands)	2009	2008
Weighted average shares outstanding (basic)	3,827	3,838
Impact of common stock equivalents	—	2

Weighted average shares outstanding (diluted)	3,827	3,840

Note 2 — Recent Accounting Pronouncements
FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly”
In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). FASB Statement 157, Fair Value Measurements, defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 provides additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased. The FSP also includes guidance on identifying circumstances when a transaction may not be considered orderly.
FSP FAS 157-4 provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with Statement 157.
This FSP clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly. In those situations, the entity must evaluate the weight of the evidence to determine whether the transaction is orderly. The FSP provides a list of circumstances that may indicate that a transaction is not orderly. A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value.
This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The Corporation is currently reviewing the effect this new pronouncement will have on its consolidated financial statements and the Corporation did not adopt the pronouncement early.
FAS 115-2 and FAS 124-2“Recognition and Presentation of Other-Than-Temporary Impairments”
In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2). FSP FAS 115-2 and FAS 124-2 clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.

In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FSP FAS 115-2 and FAS 124-2 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.
This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 115-2 and FAS 124-2 must also early adopt FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” The Corporation is currently reviewing the effect this new pronouncement will have on its consolidated financial statements and the Corporation did not adopt the pronouncement early.
FAS 107-1 and APB 28-1“Interim Disclosures about Fair Value of Financial Instruments”
In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.
This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 107-1 and APB 28-1 must also early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly and FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The Corporation is currently reviewing the effect this new pronouncement will have on its consolidated financial statements and the Corporation did not adopt the pronouncement early.
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
SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133”
In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (Statement 161). Statement 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. Statement 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 has been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Corporation adopted Statement 161 effective with the quarter ended March 31, 2009.

FSP FAS 142-3 “Determination of the Useful Life of Intangible Assets”
In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Corporation does not expect the new pronouncement to have a material effect on its consolidated financial statements. The Corporation adopted Statement 142 effective with the quarter ended March 31, 2009.
FASB Staff Position (FSP) 157-3“Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”
In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active” (FSP 157-3), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 was effective upon issuance. The application of the provisions of FSP 157-3 did not materially affect our results of operations or financial condition as of and for the periods ended March 31, 2009.
FSP FAS 132(R)-1 “Employers’ Disclosures about Postretirement Benefit Plan Assets”
In December 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP amends SFAS 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by this FSP shall be provided for fiscal years ending after December 15, 2009. The Corporation is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

Note 3 — Comprehensive Income
Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on available-for-sale securities and derivatives and the change in plan assets and benefit obligations on the Bank’s pension plan, net of tax, that are recognized as separate components of shareholders’ equity.
The components of comprehensive income and related tax effects are as follows:

	For the Three Months Ended
	March 31
	2009	2008
Net Income	$2,101	$2,532

Securities:
Unrealized losses arising during the period	(2,018)	(834)
Reclassification adjustment for losses (gains) included in net income	197	(107)

Net unrealized (losses)	(1,821)	(941)
Tax effect	619	320

Net of tax amount	(1,202)	(621)

Derivatives:
Unrealized gains (losses) arising during the period	109	(43)
Reclassification adjustment for losses included in net income	173	38

Net unrealized gains (losses)	282	(5)
Tax effect	(96)	2

Net of tax amount	186	(3)

Total other comprehensive loss	(1,016)	(624)

Total Comprehensive Income	$1,085	$1,908

The components of accumulated other comprehensive loss included in shareholders’ equity are as follows:

	March 31	December 31
(Amounts in thousands)	2009	2008

Net unrealized losses on securities	$(6,292)	$(4,471)
Tax effect	2,139	1,520

Net of tax amount	(4,153)	(2,951)

Net unrealized losses on derivatives	(2,197)	(2,477)
Tax effect	748	842

Net of tax amount	(1,449)	(1,635)

Accumulated pension adjustment	(4,805)	(4,805)
Tax effect	1,634	1,634

Net of tax amount	(3,171)	(3,171)

Total accumulated other comprehensive loss	$(8,773)	$(7,757)

Note 4 — Guarantees
The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Bank generally holds collateral and/or personal guarantees supporting these commitments. The Bank had $32.1 million of standby letters of credit as of March 31, 2009 and December 31, 2008, respectively. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The amount of the liability as of March 31, 2009 and December 31, 2008 for guarantees under standby letters of credit issued was not material.
Note 5 — Pensions
The components of pension expense for the periods presented are as follows:

	Three Months Ended
	March 31
(Amounts in thousands)	2009	2008
Service cost	$85	$90
Interest cost	181	170
Expected return on plan assets	(190)	(232)
Amortization of prior service cost	(31)	(44)
Recognized net actuarial loss	82	—

Net periodic pension cost (benefit)	$127	$(16)

The Bank expects its pension expense to increase by more than $500 thousand in 2009 solely as a result of the low rate environment and its affect on plan performance. The Bank expects to contribute $258 thousand to its pension plan for 2009. This amount represents the minimum required contribution as defined in the Pension Protection Act.
Note 6 — Fair Value Measurements
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
For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2009 are as follows:

	Fair Value at
(Dollars in Thousands)	March 31, 2009	Level 1	Level 2	Level 3
Asset Description
Investment securities available for sale	$140,246	$3,391	$136,855	$—

Total assets	$140,246	$3,391	$136,855	$—

Liability Description
Interest rate swaps	$2,197	$—	$2,197	$—

Total liabilities	$2,197	$—	$2,197	$—

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
For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2009 are as follows:

	Fair Value at
(Dollars in Thousands)	March 31, 2009	Level 1	Level 2	Level 3
Asset Description
Impaired loans	$10,688	$—	$—	$10,688
Mortgage servicing rights	752	—	—	752

Total assets	$11,440	$—	$—	$11,440

Note 7 — Financial Derivatives
The Board of Directors has given Management authorization to enter into additional derivative activity including interest rate swaps, caps and floors, forward-rate agreements, options and futures contracts in order to hedge interest rate risk. The Bank is exposed to credit risk equal to the positive fair value of a derivative instrument, if any, as a positive fair value indicates that the counterparty to the agreement is financially liable to the Bank. To limit this risk, counterparties must have an investment grade long-term debt rating and individual counterparty credit exposure is limited by Board approved parameters. Management anticipates continuing to use derivatives, as permitted by its Board-approved policy, to manage interest rate risk. During 2008, the Bank entered into two interest rate swap transactions in order to hedge the Corporation’s exposure to changes in cash flows attributable to the effect of interest rate changes on variable rate liabilities.
Information regarding the interest rate swap as of March 31, 2009 follows:

				Amount Expected to
(Dollars in thousands)				be Expensed into
Notional	Maturity	Interest Rate		Earnings within the
Amount	Date	Fixed	Variable	next 12 Months

$10,000	5/30/2013	3.60%	0.23%	$337
$10,000	5/30/2015	3.87%	0.23%	$364
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
Fair Value of Derivative Instruments in the Consolidated Balance Sheets were as follows as of March 31, 2009:

Fair Value of Derivative Instruments Designated
as Hedging Instruments Under Statement 133
	Liability Derivatives
	3/31/2009
	Balance
(Dollars in thousands)	Sheet	Fair
Type	Location	Value

Interest rate contracts	Other liabilities	$2,197

The Effect of Derivative Instruments on the Statement of Financial Performance for the Year Ended March 31, 2009 follows:

Derivatives in Statement 133 Cash Flow Hedging Relationships
Amount of Gain
or (Loss)
				Location of	Recognized in
				Gain or (Loss)	Income on
			Amount of Gain	Recognized in	Derivatives
	Amount of Gain	Location of	or (Loss)	Income on	(Ineffective Portion
	or (Loss)	Gain or (Loss)	Reclassified from	Derivative (Ineffective	and Amount
	Recognized in	Reclassified from	Accumulated OCI	Portion and Amount	Excluded from
	OCI on Derivative	Accumulated OCI	into Income	Excluded from	Effectiveness
(Dollars in thousands)	(Effective Portion)	into Income	(Effective Portion)	Effectiveness	Testing
Type	3/31/2009	(Effective Portion)	3/31/2009	Testing	3/31/2009

Interest rate contracts	$186	Interest Expense	$(173)	Other income (expense)	$—
Note 8 — Reclassifications
Certain prior period amounts may have been reclassified to conform to the current year presentation. Such reclassifications did not affect reported net income.

Part I, Item 2
Management’s Discussion and Analysis of Results of Operations and Financial Condition
For the Three Month Periods Ended March 31, 2009 and 2008
Forward Looking Statements
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
Critical Accounting Policies
Management has identified critical accounting policies for the Corporation to include Allowance for Loan Losses, Mortgage Servicing Rights, Financial Derivatives, Temporary Investment Impairment and Stock-based Compensation. There were no changes to the critical accounting policies disclosed in the 2008 Annual Report on Form 10-K in regards to application or related judgements and estimates used. Please refer to Item 7 of the Corporation’s 2008 Annual Report on Form 10-K for a more detailed disclosure of the critical accounting policies.
Results of Operations
Summary
The Corporation reported net income for the three months ended March 31, 2009 of $2.1 million. This is a 17% decrease versus net income of $2.5 million for the same period in 2008. Total revenue (interest income and noninterest income) decreased $586 thousand year-over-year, due primarily to the lower interest rate environment and its negative effect on interest income. The provision for loan losses was $593 thousand for the period, $378 thousand more than in 2008. Diluted earnings per share decreased from $.66 in 2008 to $.55 in 2009. Total assets were $915.3 million at March 31, 2009, an increase of $12.8 million from year-end 2008. Net loans grew during the quarter with an ending balance of $688.9 million, while total deposits grew to $654.4 million.
Other key performance ratios as of, or for the three months ended March 31, 2009 (on an annualized basis) are listed below:

	2009	2008
Return on average equity (ROE)	11.42%	12.74%
Return on average assets (ROA)	.94%	1.22%
Return on average tangible average equity(1)	14.10%	15.50%
Return on average tangible average assets(1)	.98%	1.29%

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
A more detailed discussion of the operating results for the three months ended March 31, 2009 follows:
Comparison of the three months ended March 31, 2009 to the three months ended March 31, 2008:
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
Interest income for the first quarter of 2009 decreased to $10.8 million from $11.7 million during the first quarter of 2009. Average interest-earning assets increased by $83.6 million from the first quarter of 2008, however the yield on these assets decreased by 104 basis points. The average balance on investment securities decreased $14.4 million quarter over quarter due to pay downs and maturities in the portfolio. Total average loans increased $101.2 million (17.5%) quarter over quarter. Average commercial loans increased $111.7 million during the first quarter of 2009, but the increase was partially offset by a decrease of $12.4 million in average outstanding mortgage loans, as the mortgage portfolio continues to runoff. Average consumer loans increased only slightly, $1.8 million, as consumers reacted to the adverse changes in the economy.
Interest expense was $3.6 million for the quarter, a decrease of $575 thousand from the first quarter of 2008 total of $4.2 million. Average interest-bearing liabilities increased to $734.2 million in the first quarter of 2009 compared to an average balance of $648.0 million during the same period in 2008, an increase of $86.1 million. The average cost of these liabilities decreased from 2.58% to 1.98%. Average interest-bearing deposits increased $42.2 million and the cost decreased from 2.26% to 1.83%. Securities sold under agreements to repurchase (Repos) have decreased $5.1 million on average over the prior year quarter and the average rate has decreased from 3.15% to .25%. The average balance of long-term debt increased over $44 million due to the Bank taking additional advances from the Federal Home Loan Bank of Pittsburgh (FHLB) and was the primary reason for the increase in interest expense for this liability.

The changes in the balance sheet and interest rates resulted in a decrease in net interest income of $295 thousand to $7.2 million for the first quarter of 2009 compared to $7.5 million for the first quarter of 2008. The Bank’s net interest margin decreased from 4.17% for the first quarter of 2008 to 3.60% in the first quarter of 2009. The decrease in the net interest margin is due to the yield on interest-bearing assets decreasing 104 basis points, while the yield on interest-earning liabilities only decreased 60 basis point.
The following table shows a comparative analysis of average balances, asset yields and funding costs for the three months ended March 31, 2009 and 2008. These components drive changes in net interest income.

	For the Three Months Ended March 31
	2009			2008
		Tax			Tax
	Average	Equivalent	Average	Average	Equivalent	Average
(Dollars in thousands)	balance	Interest	yield/rate	balance	Interest	yield/rate
Interest-earning assets
Federal funds sold and interest bearing balances	$626	$—	$—	$3,727	$36	3.82%
Investment securities	151,855	1,809	4.83%	166,276	2,251	5.43%
Loans	678,951	9,191	5.49%	577,780	9,666	6.71%

Total interest-earning assets	$831,432	11,000	5.37%	$747,783	11,953	6.41%

Interest-bearing liabilities
Interest-bearing deposits	$549,381	2,482	1.83%	$507,217	2,856	2.26%
Securities sold under agreements to repurchase	72,297	45	0.25%	77,395	608	3.15%
Short-term borrowings	6,684	11	0.67%	1,785	13	2.92%
Long-term debt	105,790	1,055	4.04%	61,650	691	4.50%

Total interest-bearing liabilities	$734,152	3,593	1.98%	$648,047	4,168	2.58%

Interest spread			3.39%			3.83%
Net interest income/Net interest margin		7,407	3.60%		7,785	4.17%
Tax equivalent adjustment		(188)			(271)

Net interest income		$7,219			$7,514

Provision for Loan Losses
The Corporation recorded $593 thousand in provision expense during the first three months of 2009 versus $215 thousand for the same period in 2008. For more information concerning loan quality and the allowance for loan losses, refer to the Asset Quality discussion.

Noninterest Income
Noninterest income was $2.3 million in the first quarter of 2009, $284 thousand more than the first quarter of 2008 total of $2.0 million. Investment and trust service fees decreased $21 thousand due primarily to a decrease in estate settlement fees. Loan fees increased by $100 thousand due to a high volume of mortgage refinancing spurred by the low rate environment. Mortgage banking fees increased $81 thousand due to a mortgage servicing rights (MSR) impairment charge of $172 thousand taken in the first quarter of 2008 versus no impairment charges in 2009. Deposit fees decreased $12 thousand due to lower usage of the Bank’s overdraft protection product; however, this decrease was partially offset by an increase in commercial account analysis fees. During 2008, the Corporation had an investment in American Home Bank, N.A (AHB) that was accounted for using the equity method of accounting. This investment produced a loss of $166 thousand in the first quarter of 2008. On December 31, 2008, First Chester County Corporation (FCEC) completed its acquisition of AHB. The Corporation discontinued the equity method of accounting on this investment and no income was recognized in 2009. At December 31, 2008 the Corporation recorded its investment in FCEC common stock in its investment portfolio. Other income increased $273 thousand due to income from the surrender of a life insurance policy in the first quarter of 2009. Net securities losses and impairment charges of $197 thousand were recognized in the first quarter of 2009 compared to gains of $107 thousand recognized in 2008. The Corporation took an impairment charge of $209 thousand on three banks stocks in its equity portfolio in the first quarter of 2009 compared to an impairment charge of $222 thousand in the first quarter of 2008 on four bank stocks. The price of bank stocks continues to be very volatile and Management is closely monitoring the value of its equity portfolio. It is possible that additional write-downs may be required during 2009.
The following table provides more information about noninterest income:

	For the Three Months Ended
	March 31		Change
	2009	2008	Amount	%
Noninterest Income
Investment and trust services fees	$894	$915	$(21)	(2.3)
Loan service charges and fees	277	177	100	56.5
Mortgage banking activities	(28)	(109)	81	(74.3)
Deposit service charges and fees	580	592	(12)	(2.0)
Other service charges and fees	302	299	3	1.0
Increase in cash surrender value of life insurance	164	166	(2)	(1.2)
Equity method investment	—	(166)	166	(100.0)
Other	295	22	273	1,240.9
Impairment writedown on equity securities	(209)	(222)	13	(5.9)
Gains (losses) on sale of securities, net	12	329	(317)	(96.4)

Total noninterest income	$2,287	$2,003	$284	14.2

Noninterest Expense
During the first quarter of 2009, noninterest expense increased $301 thousand to $6.2 million from $5.8 million in 2008. Salaries and benefits increased $52 thousand, with $104 thousand of the increase due to increased staff and pay increases in 2008 that have affected 2009. The expense of an incentive compensation program decreased $130 thousand, while pension expense increased $144 thousand, due to the low rate environment and its affect on the pension plan performance. During the first quarter of 2009, the Corporation awarded 14,900 stock options under its Incentive Stock Option Plan with a fair value of approximately $29 thousand. These options have a 6-month vesting period and will be fully expensed in 2009. For the first quarter of 2009, the Corporation recorded stock option compensation of $5 thousand, down from $28 thousand in 2008. Advertising expense remained flat, while net occupancy expense was up $22 thousand due to additional depreciation from renovations to an existing office completed in late 2008. Data processing expenses were up $44 thousand due to the implementation of remote deposit capture and electronic check presentment services. Intangible amortization increased $27 thousand from amortization of the customer list booked with the acquisition of Community Financial Inc. in the fourth quarter of 2008. Other noninterest expense decreased $37 thousand during the quarter due to decreases in expenses for postage and loan collection expense.

Federal Deposit Insurance Corporation (FDIC) Premiums
FDIC insurance expense increased $213 thousand during the first three months of 2009 to $231 thousand compared to $18 thousand for the same period in 2008. The FDIC insurance expense in the first quarter of 2008 was partially offset by the use of FDIC premium credits. These credits were completely used in 2008.
The Bank is a member of the Deposit Insurance Fund (the “DIF”), which is administered by the FDIC. Deposit accounts at the Bank are insured by the FDIC, generally up to a maximum of $100,000 for each separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. However, the FDIC increased the deposit insurance available on all deposit accounts to $250,000, effective until December 31, 2009. In addition, certain noninterest-bearing transaction accounts maintained with financial institutions participating in the FDIC’s Transaction Account Guarantee Program (TAG) are fully insured regardless of the dollar amount until December 31, 2009. Under the TAG, an annualized 10 basis point assessment on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 will be assessed on a quarterly basis to insured depository institutions that have not opted out of this component of the Temporary Liquidity Guarantee Program. The Bank has opted to participate in the Transaction Account Guaranteed Program.
The FDIC imposes an assessment against all depository institutions for deposit insurance. This assessment is based on the risk category of the institution and, prior to 2009, ranged from 5 to 43 basis points of the institution’s deposits. On February 27, 2009, the FDIC published a final rule raising the current deposit insurance assessment rates uniformly for all institutions by seven basis points (to a range from 12 to 45 basis points) for the second quarter of 2009. This action also changed the way that the FDIC’s assessment system differentiates for risk, extended the time frame to restore the DIF from 5 years to 7 years and imposes a special assessment on insured institutions of up to 20 basis points. As of March 31, 2009 the final charge for the special assessment had not been determined. The special assessment is payable September 30, 2009 based on deposits as of June 30, 2009. If the special assessment is 20 basis points, the Bank expects to recognize an additional expense of approximately $1.3 million during the second quarter of 2009. The ruling also allows the FDIC to impose an emergency assessment of 10 basis points, each quarter, after June 30, 2009 if necessary to maintain public confidence in federal deposit insurance.

The following table provides more information about noninterest expense:

	For the Three Months Ended
	March 31		Change
	2009	2008	Amount	%
Noninterest Expense
Salaries and benefits	$3,153	$3,101	$52	1.7
Net occupancy expense	480	458	22	4.8
Furniture and equipment expense	217	216	1	0.5
Advertising	315	314	1	0.3
Legal & professional fees	251	248	3	1.2
Data processing	401	357	44	12.3
Pennsylvania bank shares tax	145	170	(25)	(14.7)
Intangible amortization	117	90	27	30.0
FDIC insurance	231	18	213	1,183.3
Other	840	877	(37)	(4.2)

Total noninterest expense	$6,150	$5,849	$301	5.1

Income taxes
Federal income tax expense was $662 thousand in 2009 and $921 thousand for 2008. This expense resulted in an effective tax rate for 2009 of 24.0% and 26.7% for 2008. The ratio of tax-exempt income to pre-tax income in 2009 was greater than in 2008; therefore, the effective tax rate was lower in 2009. All taxable income for the Corporation is taxed at a rate of 34%.
Financial Condition
At March 31, 2009, assets totaled $915.3 million, an increase of $12.8 million from the 2008 year-end balance of $902.5 million. The investment portfolio has decreased by $7.3 million, due to maturities and pay downs, and the funds have been reinvested in the loan portfolio. The Bank held $6.5 million of restricted stock at March 31, 2009. Except for $30 thousand, this investment represents stock in the Federal Home Loan Bank of Pittsburgh, which the Bank is required to hold to be a member of FHLB, and is carried at cost of $100 per share. In December 2008, FHLB announced it would suspend the repurchase of excess capital stock from its members due to deterioration in its financial condition. At March 31, 2009, the Bank held approximately $1.1 million in excess FHLB stock that it would not have been required to hold prior to the suspension of the stock repurchase program.
Net loans have increased $20.1 million since year-end. Commercial lending activity continues to be good and these balances have increased more than $28.1 million. However, the growth in commercial loans was partially offset by a decrease of approximately $3.5 million in the residential mortgage loan portfolio and $4.1 million in the consumer portfolio. The mortgage portfolio is expected to continue to run-off as the Corporation is originating mortgages, but is not funding, servicing or retaining the loans. The decrease in the consumer loan portfolio is primarily from pay downs on home equity loans, much of which was a result of refinancing a first mortgage.

The following table presents a summary of loans outstanding at:

			Change
(Amounts in thousands)	3/31/2009	12/31/2008	Amount	%
Residential mortgage loans	$74,596	$78,061	$(3,465)	(4.4)
Residential construction loans	419	408	11	2.7
Commercial construction and land development	101,798	99,027	2,771	2.8
Commercial, industrial and agricultural	391,618	366,261	25,357	6.9
Consumer — home equity loans and lines of credit	100,722	103,523	(2,801)	(2.7)
Consumer — other	27,620	28,937	(1,317)	(4.6)

	696,773	676,217	20,556	3.0
Less: Allowance for loan losses	(7,843)	(7,357)	(486)	6.6

Net Loans	$688,930	$668,860	$20,070	3.0

Included in the loan balances are the following:
Net unamortized deferred loan costs	$637	$646
Unamortized (discount) premium on purchased loans	$(281)	$(295)
Other intangible assets are comprised of a core deposit intangible and a customer list and are being amortized over the estimated useful life of the asset.
Total deposits increased $27.1 million during the first quarter of 2009 to $654.4 million from year-end 2008. Non-interest bearing deposits decreased $8.6 million, but were offset by increases in interest-bearing deposits. Savings and interest-bearing checking deposits increased $12.1 million and time deposits increased $23.6 million, as the Bank took out brokered deposits in the amount of $23.5 million. During the first quarter of 2009, the Bank became a member of the Promontory Network and began offering CDs through CDARS. CDARS places large deposits into CDs with other network member banks in increments less than the FDIC insurance maximum, thereby providing insurance coverage on the entire balance. As of March 31, 2009, the Bank had $880 thousand in CDARS deposits and this has grown to $7.5 million during April 2009. The Corporation’s Money Management product decreased, $3.3 million due to a decrease in municipal funds.
The following table presents a summary of deposits outstanding at:

			Change
(Amounts in thousands)	3/31/2009	12/31/2008	Amount	%
Demand, noninterest-bearing	$78,322	$86,954	$(8,632)	(9.9)

Interest-bearing checking	98,455	86,241	12,214	14.2
Savings:
Money market accounts	200,313	203,171	(2,858)	(1.4)
Passbook and statement savings	48,763	46,006	2,757	6.0

Total savings and interest checking	347,531	335,418	12,113	3.6

Time:
Deposits of $100,000 and over	61,810	50,510	11,300	22.4
Brokered time deposits (includes CDARS)	24,386	16,504	7,882	47.8
Other time deposits	142,356	137,955	4,401	3.2

	228,552	204,969	23,583	11.5

Total deposits	$654,405	$627,341	$27,064	4.3

Overdrawn deposit accounts reclassified as loan balances	$191	$181

The Repo balance has increased to $68.7 million from year-end, due mainly to the seasonality of real estate tax deposits. Long-term debt from the FHLB decreased $923 thousand due to pay downs.
Total shareholders’ equity increased $189 thousand to $73.2 million at March 31, 2009, compared to $73.1 million at the end of 2008. The increase in retained earnings from the Corporation’s net income of $2.1 million was partially offset by the cash dividend of $1.0 million. The decrease of $1.0 million in accumulated other comprehensive income is the result of a decline in the market value of investment securities available for sale. The Corporation repurchased 3,000 shares of the Corporation’s common stock for $51 thousand during the first quarter.
Capital adequacy is currently defined by regulatory agencies through the use of several minimum required ratios. At March 31, 2009, the Corporation was well capitalized as defined by the banking regulatory agencies. Regulatory capital ratios for the Corporation and the Bank are shown below:

			Regulatory Ratios
				Well Capitalized
	March 31, 2009	December 31, 2008	Minimum	Minimum
Total Risk Based Capital Ratio (1)
Franklin Financial Services Corporation	10.87%	11.02%	8.00%	n/a
Farmers & Merchants Trust Company	10.45%	10.29%	8.00%	10.00%

Tier 1 Capital Ratio (2)
Franklin Financial Services Corporation	9.76%	9.96%	4.00%	n/a
Farmers & Merchants Trust Company	9.34%	9.21%	4.00%	6.00%

Leverage Ratio (3)
Franklin Financial Services Corporation	7.81%	7.84%	4.00%	n/a
Farmers & Merchants Trust Company	7.46%	7.26%	4.00%	5.00%

(1)	Total risk-based capital / total risk-weighted assets, (2)Tier 1 capital / total risk-weighted assets, (3) Tier 1 capital / average quarterly assets
Asset Quality
Loans
Nonperforming loans increased significantly due to increases in both nonaccrual loans and loan past due 90 days or more and still accruing. The increase in nonaccrual loans was due to the addition of one credit significant agricultural credit after workout options failed. Management has specifically allocated for all identified loss.
Loans past due 90 days or more increased primarily due to the maturity of two acquisition, construction and development (ACD) credits and secondarily due to the two related commercial and industrial (C&I) credits. Management expects to mitigate any risk of loss associated with one of the ACD and both of the C&I credits, and it continues to work with the lead bank to identify risk of loss associated with the other ACD credit.
The increase in nonperforming loans was the cause of the decrease in the coverage ratio of the allowance for loan losses (ALL) to nonperforming loans, from 183.93% to 59.74%. The Corporation did not have any foreclosed real estate at March 31, 2009 or December 31, 2008.

The following table presents a summary of nonperforming assets:

(Dollars in thousands)	3/31/2009	12/31/2008
Nonaccrual loans
Consumer	$—	$—
Residential mortgage	370	333
Construction and land development	1,297	1,286
Commercial and farm real estate	1,881	—
Commercial	1,052	1,252

Total nonaccrual loans	$4,600	$2,871

Loans past due 90 days or more and not included above
Consumer	$184	$123
Residential mortgage	463	544
Construction and land development	6,418	429
Commercial and farm real estate	602	—
Commercial	862	33

Total loans past due 90 days or more and still accruing	$8,529	$1,129

Total nonperforming loans	13,129	4,000
Foreclosed real estate	—	—

Total nonperforming assets	$13,129	$4,000

Nonperforming loans to total gross loans	1.88%	0.59%
Nonperforming assets to total assets	1.43%	0.44%
Allowance for loan losses to nonperforming loans	59.74%	183.93%
Net charge-offs decreased slightly during the first quarter of 2009 ($107 thousand) compared to the first quarter of 2008 ($183 thousand). Consumer installment loans accounted for the largest gross charge-off category during the quarter. The annualized net charge-off ratio at March 31, 2009 of .06% is less than the .13% annualized net charge-offs at March 31, 2008 and the .77% actual net charge-off ratio at December 31, 2008.
The provision for loan loss expense was $593 thousand for the first quarter of 2009, compared to $215 thousand for the first quarter of 2008. The increase in the provision during the quarter reflected the increased risk of loss in the loan portfolio. The ALL as a percentage of loans increased slightly from 1.09% at year-end 2008 to 1.13% at March 31, 2009.

The following table presents an analysis of the allowance for loan losses.

	Three Months Ended
	March 31
(Dollars in thousands)	2009	2008	12/31/2008

Balance at beginning of year	$7,357	$7,361	$7,361
Addition of allowance from acquistion	—	—	—
Charge-offs:
Commercial, industrial and agricultural	(29)	(111)	(713)
Consumer	(206)	(127)	(496)
Real estate	—	—	(224)

Total charge-offs	(235)	(238)	(1,433)

Recoveries:
Commercial, industrial and agricultural	56	5	47
Consumer	63	49	165
Real estate	9	1	24

Total recoveries	128	55	236

Net (charge-offs) recoveries	(107)	(183)	(1,197)

Provision for loan losses	593	215	1,193

Balance at end of year	$7,843	$7,393	$7,357

Ratios:
Annualized net loans charged-off (recovered) as a percentage of average loans	0.06%	0.13%	0.19%
Annualized net loans charged-off (recovered) as a percentage of the provision for loan losses	18.04%	85.12%	100.34%
Allowance as a percentage of loans	1.13%	1.26%	1.09%
Management monitors the adequacy of the allowance for loan losses on an ongoing basis and reports its adequacy assessment monthly to the Board of Directors. Management believes that the allowance for loan losses is adequate.
Investments
At March 31, 2009, the Corporation held 104 debt securities where the current fair value was less than the related amortized cost. The unrealized loss on these securities was $6.8 million. This compares to an unrealized loss of $6.0 million on 110 debt securities at December 31, 2008. The majority of the loss is comprised of 6 single-issuer trust-preferred securities (-$3.1 million), 5 corporate bonds (-$1.1 million) and 6 private label “Alt-A” mortgage-backed bonds (-$1.2 million). Management believes that these investments do not offer any undue risk of loss.
The Corporation’s equity security portfolio is comprised entirely of stocks in the banking industry. There are 29 stocks with an unrealized loss of $2.2 million versus 25 stocks with an unrealized loss of $938 thousand at December 31, 2008. The increase in the unrealized loss at March 31, 2009 is due in large part to 2 equity securities. The large number of shares held in the first equity security has compounded the loss in this security. This large position was recorded at December 31, 2008 as a result of the acquisition of an equity method investment previously held by the Corporation. The second equity security represents a large national bank.

The Bank held $6.5 million of restricted stock at March 31, 2009. Except for $30 thousand, this investment represents stock in the Federal Home Loan Bank of Pittsburgh, which the Bank is required to hold to be a member of FHLB, and is carried at cost of $100 per share. Due to concerns about the capital strength of the FHLB system, there has been industry discussion about impairment issues on FHLB stock. If FHLB stock were deemed to be impaired, the write-down for the Bank could be significant. However, due to the nature of the FHLB system and the heavy dependence of community banks on the FHLB, it is believed that any determination about the valuation of FHLB stock needs to be accomplished at the national level so that the entire community banking system is not disrupted.
As the value of financial stocks continued to fall during 2009, the Corporation took impairment charges of $209 thousand on three bank stocks. Management is closely monitoring the value of its equity portfolio. It is possible that additional write-downs may be required during the remainder of 2009.
Economy
The Corporation operates in Franklin, Cumberland, Fulton and Huntingdon Counties, Pennsylvania. The general economic conditions in this market have deteriorated slightly since year-end and unemployment rates are vastly different from county to county. Franklin County’s unemployment rate was 8.1%, Cumberland County’s rate was 6.4% and Fulton County’s rate was 15.1% at March 31, 2009. Two large global manufacturers have recently laid-off workers due to a slow down in production and this has contributed to the increase in unemployment rates. These rates compare to the Pennsylvania state average of 7.5%. Management believes that the Bank’s primary market area continues to be well suited for growth when the national recession eases. The Corporation is not overly dependent on any one industry within its market area and the industries located in its market area are well diversified. Housing prices have declined and housing sales have slowed; however, the Corporation’s market area has not been affected by increased home foreclosures as much as other areas of the country have.
Unlike many companies, the assets and liabilities of the Corporation are financial in nature. As such, interest rates and changes in interest rates may have a more significant effect on the Corporation’s financial results than on other types of industries. Because of this, the Corporation watches the actions of the Federal Reserve Open Market Committee (FOMC) as it makes decisions about interest rate changes. The Fed continued to decrease rates through 2008. The fed funds target rate was decreased by 4% in 2008 from 4.25% to .25% at year-end and has remained unchanged in 2009. The effort by the Federal Reserve to reduce short-term rates has had a negative effect on the Corporation’s net interest margin. If rates continue to remain low, it is unlikely that the net interest margin will improve in 2009.
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

Historically, the Corporation has satisfied its liquidity needs from earnings, repayment of loans and amortizing investment securities, maturing investment securities, loan` sales, deposit growth and its ability to access existing lines of credit. All investments are classified as available for sale; therefore, securities that are not pledged as collateral for borrowings are an additional source of readily available liquidity, either by selling the security or, more preferably, to provide collateral for additional borrowing. At March 31, 2009, the Bank had approximately $135 million of its investment portfolio pledged as collateral. Another source of liquidity for the Bank is a line of credit with the Federal Home Loan Bank of Pittsburgh (FHLB). The FHLB system has always been a major source of funding for community banks. The capital level of the Pittsburgh FHLB, and the entire FHLB system, has been strained due to the declining value of mortgage related assets. The Pittsburgh FHLB has implemented steps to improve its capital position that included a suspension of its dividend and an end to its practice of redeeming members’ stock. Both of these actions are not favorable to the Bank. There are no indicators that lead the Bank to believe the FHLB will discontinue its lending function. If that were to occur, it would have a negative effect on the Bank and it is unlikely that the Bank could replace the level of FHLB funding in a short time. Another action that may be considered by FHLB to increase its capital is to have a capital call on its member banks. This would require the member banks to invest more capital into the FHLB when most banks would prefer not make such an investment. At March 31, 2009, the Bank had approximately $120 million available on this line of credit.
In addition, the Bank had a $10 million line of credit at a correspondent bank and approximately $41 million in funding available at the Federal Reserve Discount Window. The Bank also has the ability to access other funding sources including wholesale borrowings and brokered CDs.
Off Balance Sheet Commitments and Contractual Obligations
The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation. Unused commitments and standby letters of credit totaled $191.1 million and $183.1 million, respectively, at March 31, 2009 and December 31, 2008.
The Corporation has entered into various contractual obligations to make future payments. These obligations include time deposits, long-term debt, operating leases, deferred compensation and pension payments. These amounts have not changed materially from those reported in the Corporation’s 2008 Annual Report on Form 10-K.

PART I, Item 3
Quantitative and Qualitative Disclosures about Market Risk
There were no material changes in the Corporation’s exposure to market risk during the three months ended March 31, 2009. For more information on market risk refer to the Corporation’s 2008 Annual Report on Form 10-K.
PART I, Item 4
Controls and Procedures
Evaluation of Controls and Procedures
The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2009, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
Changes in Internal Controls
Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of March 31, 2009, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management concluded that, as of March 31, 2009, the Corporation’s internal control over financial reporting is effective based on those criteria.
There were no changes during the three months ended March 31, 2009 in the Corporation’s internal control over financial reporting which materially affected, or which are reasonably likely to affect, the Corporation’s internal control over financial reporting.

Part II — OTHER INFORMATION
Item 1. Legal Proceedings
The nature of the Bank’s business generates a certain amount of litigation involving matters arising in the ordinary course of business. However, in management’s opinion, there are no proceedings pending to which the Corporation is a party or to which our property is subject, which, if determined adversely to the Corporation, would be material in relation to our shareholders’ equity or financial condition. In addition, no material proceedings are pending or are known to be threatened or contemplated against us by governmental authorities or other parties.
Item 1A. Risk Factors
There were no material changes in the Corporation’s risk factors during the three months ended March 31, 2009. For more information, refer to the Corporation’s 2008 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Corporation announced a stock repurchase plan on July 10, 2008 to repurchase up to 100,000 shares of the Corporation’s common stock over a 12 month time period. The following chart reports stock repurchases made during the first quarter of 2009 and the total shares repurchased under this plan:

		Weighted	Total Number of	Number of Shares
		Average	Shares Purchased	that May Yet Be
	Number of	Price Paid	as Part of Publicly	Purchased Under
Period	Shares Purchased	per Share	Announced Program	Program
January 2009	—	—	—	83,668
February 2009	3,000	$16.88	3,000	80,668
March 2009	—	—	—	80,668

Total	3,000	$16.88	3,000

Item 3. Defaults by the Company on its Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
None
Item 6. Exhibits
Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certifications — Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certifications — Chief Financial Officer
32.1	Section 1350 Certifications — Chief Executive Officer
32.2	Section 1350 Certifications — Chief Financial Officer

FRANKLIN FINANCIAL SERVICES CORPORATION
and SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Franklin Financial Services Corporation

May 11, 2009	/s/ William E. Snell, Jr. William E. Snell, Jr.
President and Chief Executive Officer

May 11, 2009	/s/ Mark R. Hollar Mark R. Hollar
Treasurer and Chief Financial Officer

FRANKLIN FINANCIAL SERVICES CORPORATION
and SUBSIDIARIES
EXHIBIT INDEX

Exhibit
No.	Description

31.1	Rule 13a -14(a)/15d-14(a) Certifications — Chief Executive Officer
31.2	Rule 13a -14(a)/15d-14(a) Certifications — Chief Financial Officer
32.1	Section 1350 Certifications — Chief Executive Officer
32.2	Section 1350 Certifications — Chief Financial Officer