Form 10-Q
period 2009-06-30
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2009-08-10
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009,
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
There were3,840,428 outstanding shares of the Registrant’s common stock as of July 31, 2009.

Part I FINANCIAL INFORMATION

Item 1	Financial Statements
Consolidated Balance Sheets
(Amounts in thousands, except per share data)
(unaudited)

	June 30	December 31
	2009	2008

Assets
Cash and due from banks	$16,323	$16,505
Federal funds sold	10,000	—
Interest-bearing deposits in other banks	28,946	208

Total cash and cash equivalents	55,269	16,713
Investment securities available for sale	147,324	147,559
Restricted stock	6,482	6,482
Loans	703,418	676,217
Allowance for loan losses	(7,930)	(7,357)

Net Loans	695,488	668,860
Premises and equipment, net	15,756	15,625
Bank owned life insurance	18,599	18,875
Goodwill	9,159	9,152
Other intangible assets	2,695	2,929
Other assets	15,891	16,265

Total assets	$966,663	$902,460

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Demand (non-interest bearing)	$80,081	$86,954
Savings and interest checking	359,312	335,418
Time	270,600	204,969

Total Deposits	709,993	627,341
Securities sold under agreements to repurchase	65,016	64,312
Short-term borrowings	—	18,850
Long-term debt	103,441	106,141
Other liabilities	12,256	12,757

Total liabilities	890,706	829,401

Shareholders’ equity
Common stock $1 par value per share, 15,000 shares authorized with 4,299 shares issued, and 3,843 shares and 3,825 shares outstanding at June 30, 2009 and December 31, 2008, respectively	4,299	4,299
Capital stock without par value, 5,000 shares authorized with no shares issued or outstanding	—	—
Additional paid-in capital	32,853	32,883
Retained earnings	53,798	52,126
Accumulated other comprehensive loss	(6,828)	(7,757)
Treasury stock, 456 shares and 474 shares at cost at June 30, 2009 and December 31, 2008, respectively	(8,165)	(8,492)

Total shareholders’ equity	75,957	73,059

Total liabilities and shareholders’ equity	$966,663	$902,460

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Income
(Amounts in thousands, except per share data)
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30		June 30
	2009	2008	2009	2008

Interest Income
Loans	$9,463	$9,393	$18,655	$19,036
Interest and dividends on investments:
Taxable interest	1,017	1,253	2,106	2,618
Tax exempt interest	463	524	937	1,087
Dividend income	39	69	96	144
Federal funds sold	6	4	6	36
Deposits and obligations of other banks	1	2	1	5

Total interest income	10,989	11,245	21,801	22,926

Interest Expense
Deposits	2,535	2,597	5,018	5,452
Securities sold under agreements to repurchase	45	350	90	958
Short-term borrowings	—	49	11	63
Long-term debt	1,050	786	2,105	1,477

Total interest expense	3,630	3,782	7,224	7,950

Net interest income	7,359	7,463	14,577	14,976
Provision for loan losses	426	290	1,019	505

Net interest income after provision for loan losses	6,933	7,173	13,558	14,471

Noninterest Income
Investment and trust services fees	862	845	1,757	1,760
Loan service charges	383	225	659	402
Mortgage banking activities	113	245	85	136
Deposit service charges and fees	653	633	1,232	1,226
Other service charges and fees	339	314	641	613
Increase in cash surrender value of life insurance	160	166	324	331
Equity method investment	—	44	—	(122)
Other	29	(18)	325	3
Impairment writedown on equity securities	(212)	(211)	(421)	(432)
Securities gains, net	42	—	54	329

Total noninterest income	2,369	2,243	4,656	4,246

Noninterest Expense
Salaries and benefits	3,126	2,982	6,279	6,083
Net occupancy expense	476	450	956	909
Furniture and equipment expense	213	210	429	426
Advertising	418	455	734	769
Legal and professional fees	293	276	545	524
Data processing	435	413	836	770
Pennsylvania bank shares tax	143	167	288	337
Intangible amortization	117	90	234	181
FDIC insurance	683	87	914	105
Other	1,062	903	1,900	1,779

Total noninterest expense	6,966	6,033	13,115	11,883

Income before federal income taxes	2,336	3,383	5,099	6,834
Federal income tax expense	697	932	1,359	1,852

Net income	$1,639	$2,451	$3,740	$4,982

Per share
Basic earnings per share	$0.43	$0.64	$0.98	$1.30
Diluted earnings per share	$0.43	$0.64	$0.98	$1.30
Regular cash dividends declared per share	$0.27	$0.27	$0.54	$0.53
The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Changes in Shareholders’ Equity
for the six months ended June 30, 2009 and 2008
(unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
(Amounts in thousands, except share and per share data)	Stock	Capital	Earnings	Income (Loss)	Stock	Total

Balance at December 31, 2007	$4,299	$32,620	$47,946	$664	$(7,887)	$77,642

Comprehensive income:
Net income	—	—	4,982	—	—	4,982
Unrealized loss on securities, net of reclassification adjustments and taxes	—	—	—	(1,983)	—	(1,983)
Unrealized loss on hedging activities, net of reclassification adjustments and taxes	—	—	—	(77)	—	(77)

Total Comprehensive income				—		2,922

Cash dividends declared, $.53 per share	—	—	(2,032)	—	—	(2,032)
Cumulative adjustment for change in accounting principle			(422)			(422)
Acquisition of 30,483 shares of treasury stock	—	—	—	—	(721)	(721)
Treasury shares issued to dividend reinvestment plan: 14,820 shares	—	95	—	—	261	356
Stock option compensation	—	84	—	—	—	84

Balance at June 30, 2008	$4,299	$32,799	$50,474	$(1,396)	$(8,347)	$77,829

Balance at December 31, 2008	$4,299	$32,883	$52,126	$(7,757)	$(8,492)	$73,059

Comprehensive income:
Net income	—	—	3,740	—	—	3,740
Unrealized gain on securities, net of reclassification adjustments and taxes	—	—	—	114	—	114
Unrealized gain on hedging activities, net of reclassification adjustments and taxes	—	—	—	815	—	815

Total Comprehensive income				—		4,669

Cash dividends declared, $.54 per share	—	—	(2,068)	—	—	(2,068)
Acquisition of 5,640 shares of treasury stock	—	—	—	—	(93)	(93)
Treasury shares issued to dividend reinvestment plan: 23,496 shares	—	(50)	—	—	420	370
Stock option compensation	—	20	—	—	—	20

Balance at June 30, 2009	$4,299	$32,853	$53,798	$(6,828)	$(8,165)	$75,957

The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended June 30
(Amounts in thousands)	2009	2008
Cash flows from operating activities
Net income	$3,740	$4,982
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	717	649
Net amortization (accretion) of loans and investment securities	46	(142)
Stock option compensation expense	20	84
Amortization and net change in mortgage servicing rights valuation	72	106
Amortization of intangibles	234	181
Provision for loan losses	1,019	505
Net realized gains on sales of securities	(54)	(329)
Impairment writedown on equity securities	421	432
Loans originated for sale	—	(3,040)
Proceeds from sales of loans	—	3,578
Gain on sales of loans	—	(62)
Loss on sales or disposal of premises and equipment	118	—
Net loss on sale or disposal of other real estate/other repossessed assets	(6)	—
Increase in cash surrender value of life insurance	(324)	(331)
Gain on life insurance benefits	(276)	—
Loss on equity method investment	—	122
Contribution to pension plan	(87)	(333)
Decrease in interest receivable and other assets	840	72
Increase (decrease) in interest payable and other liabilities	389	(489)
Other, net	102	(129)

Net cash provided by operating activities	6,971	5,856

Cash flows from investing activities
Proceeds from sales of investment securities available for sale	7,364	3,266
Proceeds from maturities of investment securities available for sale	13,976	29,153
Purchase of investment securities available for sale	(21,132)	(24,136)
Net increase in restricted stock	—	(967)
Net increase in loans	(28,375)	(44,027)
Capital expenditures	(896)	(923)
Proceeds from sale of other real estate/ other assets owned	33	207
Proceeds from surrender of life insurance policy	600	—

Net cash used in investing activities	(28,430)	(37,427)

Cash flows from financing activities
Net increase (decrease) in demand deposits, NOW accounts and savings accounts	17,021	(19,375)
Net increase in certificates of deposit	65,631	16,941
Net (decrease) increase in short term borrowings	(18,146)	21,562
Long-term debt payments	(2,960)	(3,325)
Long-term debt advances	260	16,057
Dividends paid	(2,068)	(2,032)
Common stock issued to dividend reinvestment plan	370	356
Purchase of treasury shares	(93)	(721)

Net cash provided by financing activities	60,015	29,463

Increase (decrease) in cash and cash equivalents	38,556	(2,108)
Cash and cash equivalents as of January 1	16,713	25,491

Cash and cash equivalents as of June 30	$55,269	$23,383

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest on deposits and other borrowed funds	$7,365	$8,186
Income taxes	$1,494	$1,855
Noncash Activities
Loans transferred to Other Real Estate	$413	$—
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
In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, and cash flows as of June 30, 2009, and for all other periods presented have been made.
Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s 2008 Annual Report on Form 10-K. The consolidated results of operations for the period ended June 30, 2009 are not necessarily indicative of the operating results for the full year. Management has evaluated subsequent events for potential recognition and/or disclosure through August 10, 2009, the date these consolidated financial statements were issued. See Note 9 for additional information on subsequent events.
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

Earnings per share is computed based on the weighted average number of shares outstanding during each period end. A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

	For the three months ended		For the six months ended
	June 30		June 30
(Amounts in thousands)	2009	2008	2009	2008
Weighted average shares outstanding (basic)	3,837	3,833	3,832	3,835
Impact of common stock equivalents	—	2	—	3

Weighted average shares outstanding (diluted)	3,837	3,835	3,832	3,838

Note 2 — Recent Accounting Pronouncements
FASB Statement No. 165 “Subsequent Events”
In May 2009, FASB issued SFAS No. 165 “Subsequent Events,” with the objective to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009. The Corporation adopted Statement 165 effective with the quarter end June 30, 2009.
FASB Statement No. 166 “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140”
In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140. This statement prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, among other aspects, SFAS 166 amends Statement of Financial Standard No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, or SFAS 140, by removing the concept of a qualifying special-purpose entity from SFAS 140 and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities. It also modifies the financial-components approach used in SFAS 140. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Corporation is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.
FASB Statement No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162”
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Corporation is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

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
This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The Corporation adopted FAS 157-4 effective with the quarter ended June 30, 2009.
FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments”
In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2). FSP FAS 115-2 and FAS 124-2 clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.

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
This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 115-2 and FAS 124-2 must also early adopt FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” The Corporation adopted FAS 115-2 and 124-2 effective with the quarter ended June 30, 2009.
FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments”
In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.
This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 107-1 and APB 28-1 must also early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly and FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The Corporation adopted FAS 107-1 and APB 28-1 effective with the quarter ended June 30, 2009.
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

The components of comprehensive income (loss) and related tax effects are as follows:

	For the Three Months Ended		For the Six Months Ended
(Amounts in thousands)	June 30		June 30
	2009	2008	2009	2008
Net Income	$1,639	$2,451	$3,740	$4,982

Securities:
Unrealized gains (losses) arising during the period	1,882	(2,276)	(196)	(3,109)
Reclassification adjustment for losses included in net income	170	211	367	103

Net unrealized gains (losses)	2,052	(2,065)	171	(3,006)
Tax effect	(698)	702	(57)	1,023

Net of tax amount	1,354	(1,363)	114	(1,983)

Derivatives:
Unrealized gains (losses) arising during the period	777	(187)	885	(232)
Reclassification adjustment for losses included in net income	177	78	350	116

Net unrealized gains (losses)	954	(109)	1,235	(116)
Tax effect	(323)	38	(420)	39

Net of tax amount	631	(71)	815	(77)

Total other comprehensive income (loss)	1,985	(1,434)	929	(2,060)

Total Comprehensive Income	$3,624	$1,017	$4,669	$2,922

The components of accumulated other comprehensive income (loss) included in shareholders’ equity are as follows:

	June 30	December 31
(Amounts in thousands)	2009	2008

Net unrealized losses on securities	$(4,300)	$(4,471)
Tax effect	1,462	1,520

Net of tax amount	(2,838)	(2,951)

Net unrealized losses on derivatives	(1,241)	(2,477)
Tax effect	422	842

Net of tax amount	(819)	(1,635)

Accumulated pension adjustment	(4,805)	(4,805)
Tax effect	1,634	1,634

Net of tax amount	(3,171)	(3,171)

Total accumulated other comprehensive loss	$(6,828)	$(7,757)

Note 4 — Guarantees
The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Bank generally holds collateral and/or personal guarantees supporting these commitments. The Bank had $31.8 million and $32.1 million of standby letters of credit as of June 30, 2009 and December 31, 2008, respectively. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The amount of the liability as of June 30, 2009 and December 31, 2008 for guarantees under standby letters of credit issued was not material.

Note 5 — Investments
The amortized cost and estimated fair value of investment securities available for sale as of June 30, 2009 and December 31, 2008 is as follows:
(Amounts in thousands)

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
June 30, 2009	cost	gains	losses	value
Equity securities	$5,361	$59	$(1,493)	$3,927
U.S. Treasury securities and obligations of U.S. Government agencies	32,063	492	(248)	32,307
Obligations of state and political subdivisions	43,016	678	(365)	43,329
Corporate debt securities	11,959	—	(3,425)	8,534
Mortgage-backed securities
Agency	52,436	1,274	(114)	53,596
Non Agency	6,699	—	(1,112)	5,587
Asset-backed securities	90	—	(46)	44

	$151,624	$2,503	$(6,803)	$147,324

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
December 31, 2008	cost	gains	losses	value
Equity securities	$5,783	$18	$(955)	$4,846
U.S. Treasury securities and obligations of U.S. Government agencies	29,548	770	(287)	30,031
Obligations of state and political subdivisions	45,518	824	(659)	45,683
Corporate debt securities	12,868	—	(3,888)	8,980
Mortgage-backed securities
Agency	50,667	889	(106)	51,450
Non Agency	7,551	—	(1,033)	6,518
Asset-backed securities	95	—	(44)	51

	$152,030	$2,501	$(6,972)	$147,559

The following table reflects temporary impairment in the investment portfolio (excluding restricted stock), aggregated by investment category, length of time that individual securities have been in a continuous unrealized loss position and the number of securities in each category as of June 30, 2009 and December 31, 2008:

	June 30, 2008
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Amounts in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

Equity securities	$483	$(281)	3	$2,650	$(1,212)	25	$3,133	$(1,493)	28
U.S. Treasury securities and obligations of U.S. Government agencies	9,131	(24)	22	12,049	(224)	20	21,180	(248)	42
Obligations of State and Political Subdivisions	11,572	(265)	24	1,307	(100)	3	12,879	(365)	27
Corporate debt securities	—	—	—	8,432	(3,425)	12	8,432	(3,425)	12
Mortgage-backed securities
Agency	11,899	(113)	9	235	(1)	1	12,134	(114)	10
Non Agency	—	—	—	5,587	(1,112)	7	5,587	(1,112)	7
Asset-backed securities	—	—	—	44	(46)	3	44	(46)	3

Total temporarily impaired securities	$33,085	$(683)	58	$30,304	$(6,120)	71	$63,389	$(6,803)	129

	December 31, 2008
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Amounts in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

Equity securities	$1,933	$(701)	17	$382	$(254)	8	$2,315	$(955)	25
U.S. Treasury securities and obligations of U.S. Government agencies	7,018	(69)	27	10,113	(218)	15	17,131	(287)	42
Obligations of State and Political Subdivisions	14,137	(659)	32	—	—	—	14,137	(659)	32
Corporate debt securities	3,722	(448)	4	5,158	(3,440)	9	8,880	(3,888)	13
Mortgage-backed securities
Agency	6,689	(70)	9	1,257	(36)	4	7,946	(106)	13
Non Agency	6,517	(1,033)	7	—	—	—	6,517	(1,033)	7
Asset-backed securities	16	(7)	1	35	(37)	2	51	(44)	3

Total temporarily impaired securities	$40,032	$(2,987)	97	$16,945	$(3,985)	38	$56,977	$(6,972)	135

Note 6 — Pensions
The components of pension expense for the periods presented are as follows:

	Three months ended		Six months ended
	June 30		June 30
(Amounts in thousands)	2009	2008	2009	2008
Components of net periodic (benefit) cost:
Service cost	$85	$90	$170	$180
Interest cost	181	170	362	340
Expected return on plan assets	(190)	(232)	(380)	(464)
Amortization of prior service cost	(31)	(33)	(62)	(77)
Recognized net actuarial loss	82	—	165	—

Net periodic cost (benefit)	$127	$(5)	$255	$(21)

The Bank expects its pension expense to increase by more than $500 thousand in 2009 compared to 2008 solely as a result of the low rate environment and its affect on plan performance. The Bank expects to contribute $243 thousand to its pension plan for 2009. This amount represents the minimum required contribution as defined in the Pension Protection Act.
Note 7 — Fair Value Measurements
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
For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2009 are as follows:

	Fair Value at
(Dollars in Thousands)	June 30, 2009	Level 1	Level 2	Level 3
Asset Description
Investment securities available for sale	$147,324	$4,944	$142,380	$—

Total assets	$147,324	$4,944	$142,380	$—

Liability Description
Interest rate swaps	$1,241	$—	$1,241	$—

Total liabilities	$1,241	$—	$1,241	$—

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
For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2009 are as follows:

	Fair Value at
(Dollars in Thousands)	June 30, 2009	Level 1	Level 2	Level 3
Asset Description
Impaired loans	$14,603	$—	$—	$14,603
Other real estate owned	413	—	—	413
Mortgage servicing rights	794	—	—	794

Total assets	$15,810	$—	$—	$15,810

The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Corporation’s financial instruments at June 30, 2009:
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
Accrued interest receivable:
The carrying amount is a reasonable estimate of fair value.
Mortgage servicing rights:
The fair value of mortgage servicing rights is based on observable market prices when available or the present value of expected future cash flows when not available. Assumptions, such as loan default rates, costs to service, and prepayment speeds significantly affect the estimate of future cash flows. Mortgage servicing rights are carried at the lower of cost or fair value.

Deposits:
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
Accrued interest payable:
The carrying amount is a reasonable estimate of fair value.
Interest rate swaps:
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
The estimated fair value of the Corporation’s financial instruments at June 30 are as follows:

	2009		2008
	Carrying	Fair	Carrying	Fair
(Amounts in thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and equivalents	$55,269	$55,269	$16,713	$16,713
Investment securities available for sale	147,324	147,324	147,559	147,559
Restricted stock	6,482	6,482	6,482	6,482
Net loans	695,488	703,004	668,860	692,239
Accrued interest receivable	3,731	3,731	3,751	3,751
Mortgage servicing rights	794	794	863	863

Financial liabilities:
Deposits	$709,993	$714,604	$627,341	$626,909
Securities sold under agreements to repurchase	65,016	65,016	64,312	64,312
Short-term borrowings	—	—	18,850	18,850
Long-term debt	103,441	106,189	106,141	111,193
Accrued interest payable	1,340	1,340	1,481	1,481
Interest rate swaps	1,241	1,241	2,477	2,477

Off Balance Sheet financial instruments:
Commitments to extend credit	—	—	—	—
Standby letters-of-credit	—	—	—	—

Note 8 — Financial Derivatives
The Board of Directors has given Management authorization to enter into derivative activity including interest rate swaps, caps and floors, forward-rate agreements, options and futures contracts in order to hedge interest rate risk. The Bank is exposed to credit risk equal to the positive fair value of a derivative instrument, if any, as a positive fair value indicates that the counterparty to the agreement is financially liable to the Bank. To limit this risk, counterparties must have an investment grade long-term debt rating and individual counterparty credit exposure is limited by Board approved parameters. Management anticipates continuing to use derivatives, as permitted by its Board-approved policy, to manage interest rate risk. During 2008, the Bank entered into two interest rate swap transactions in order to hedge the Corporation’s exposure to changes in cash flows attributable to the effect of interest rate changes on variable rate liabilities.
Information regarding the interest rate swap as of June 30, 2009 follows:

				Amount Expected to
				be Expensed into
(Dollars in thousands)	Maturity	Interest Rate		Earnings within the
Notional Amount	Date	Fixed	Variable	next 12 Months

$10,000	5/30/2013	3.60%	0.20%	$340
$10,000	5/30/2015	3.87%	0.20%	$367
The variable rate is indexed to the 91-day Treasury Bill auction (discount) rate and resets weekly.
Derivatives with a positive fair value are reflected as other assets in the balance sheet while those with a negative fair value are reflected as other liabilities. The swaps added $350 thousand to interest expense in the first six months of 2009. As short-term interest rates decrease, the net expense of the swap increases. As short-term rates increase, the net expense of the swap decreases.
Fair Value of Derivative Instruments in the Consolidated Balance Sheets were as follows as of June 30, 2009:

Fair Value of Derivative Instruments Designated
as Hedging Instruments Under Statement 133
	Liability Derivatives
	6/30/2009
	Balance
(Dollars in thousands)	Sheet	Fair
Type	Location	Value

Interest rate contracts	Other liabilities	$1,241

The Effect of Derivative Instruments on the Statement of Financial Performance for the Six Months Ended June 30, 2009 follows:

Derivatives in Statement 133 Cash Flow Hedging Relationships
Amount of Gain
				Location of		or (Loss)
				Gain or (Loss)		Recognized in
				Recognized in		Income on
		Location of	Amount of Gain	Income on		Derivatives
	Amount of Gain	Gain or (Loss)	or (Loss)	Derivative (Ineffective		(Ineffective Portion
	or (Loss)	Reclassified from	Reclassified from	Portion and Amount		and Amount
	Recognized in	Accumulated OCI	Accumulated OCI	Excluded from		Excluded from
(Dollars in thousands)	OCI on Derivative	into Income	into Income	Effectiveness		Effectiveness
Type	(Effective Portion)	(Effective Portion)	(Effective Portion)	Testing		Testing
	6/30/2009		6/30/2009			6/30/2009

Interest rate contracts	$815	Interest Expense	$(350)	Other income (expense	)	$—
Note 9 — Subsequent Events
Subsequent events have been evaluated for potential recognition and/or disclosure through August 10, 2009, the date the consolidated financial statements were issued. The following information is disclosed as a nonrecognized subsequent event:
The Bank owns two debt securities issued by CIT Group, Inc (CIT). One security is $2 million and matures on August 17, 2009 and the other is $1 million and matures November 3, 2010.
In early July 2009, news from CIT indicated that it may have insufficient liquidity to cover the approximately $1 billion in bonds due on August 17, 2009. As a Bank Holding Company and recipient of $2.3 billion in Troubled Asset Relief Program (TARP) funds in September 2008, CIT quickly began discussions with federal regulators in July 2009 about additional government support. On July 15, 2009, CIT announced that it had been advised that there is no appreciable likelihood of additional government support being provided in the near term. Since that time, CIT has been in negotiation with private firms to obtain short-term funding. On July 21, 2009, CIT announced a discount tender offer of $875 per $1,000 principal for the August 17, 2009 bonds. The Bank has submitted its acceptance of the tender offer. If the tender offer is successfully completed, the Bank will recognize a pretax loss of $250 thousand. If the tender offer is not successfully completed, it is possible that CIT may declare bankruptcy and the Bank would recognize a substantially larger loss on its August 17, 2009 bond.
The value of the November 3, 2010 bond will be, in part, determined by the success of the August 2009 tender offer, CIT’s ability to obtain additional funding and its decision whether or not to file bankruptcy. It is possible that the Bank may recognize a loss on this bond prior to maturity.
Note 10 — Reclassifications
Certain prior period amounts may have been reclassified to conform to the current year presentation. Such reclassifications did not affect reported net income.

Part I, Item 2
Management’s Discussion and Analysis of Results of Operations and Financial Condition
For the Three and Six Month Periods Ended June 30, 2009 and 2008
Forward Looking Statements
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
Results of Operations
Year-to-Date Summary
The Corporation reported net income for the six months ended June 30, 2009 of $3.7 million. This is a 25% decrease versus net income of $5.0 million for the same period in 2008. Total revenue (interest income and noninterest income) decreased $715 thousand year-over-year, due primarily to the lower interest rate environment and its negative effect on interest income. The provision for loan losses was $1.0 million for the period, $514 thousand more than in 2008. Diluted earnings per share decreased to $.98 in 2009 from $1.30 in 2008. Total assets were $966.7 million at June 30, 2009, an increase of $64.2 million from year-end 2008. Net loans grew during the quarter with an ending balance of $695.5 million, while total deposits grew to $710.0 million.
Other key performance ratios as of, or for the six months ended June 30, 2009 (on an annualized basis) are listed below:

	2009	2008
Return on average equity (ROE)	9.99%	12.51%
Return on average assets (ROA)	.80%	1.19%
Return on average tangible average equity(1)	12.54%	15.21%
Return on average tangible average assets(1)	.86%	1.25%
Efficiency Ratio	65.09%	59.53%

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

GAAP Measurement	Calculation
Return on Average Assets	Net Income / Average Assets
Return on Average Equity	Net Income / Average Equity

Non- GAAP Measurement	Calculation
Return on Average Tangible Assets	Net Income plus Intangible Amortization /Average Assets less Average Intangible Assets
Return on Average Tangible Equity	Net Income plus Intangible Amortization /Average Equity less Average Intangible Assets
Efficiency Ratio	Noninterest Expense / Tax Equivalent Net Interest Income plus Noninterest Income (excluding Security Gains/Losses and Other Than Temporary Impairment)
A more detailed discussion of the operating results for the three and six months ended June 30, 2009 follows:
Comparison of the three months ended June 30, 2009 to the three months ended June 30, 2008:
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
Interest income for the second quarter of 2009 decreased to $11.0 million from $11.2 million during the second quarter of 2008. Average interest-earning assets increased by $109.6 million from the second quarter of 2008, however the yield on these assets decreased by 89 basis points. The average balance on investment securities decreased $10.6 million quarter over quarter due to pay downs and maturities in the portfolio, net of investment purchases. Total average loans increased $101.9 million (16.9%) quarter over quarter. Average commercial loans increased $114.7 million during the first half of 2009, but the increase was partially offset by a decrease of $11.3 million in average outstanding mortgage loans, as the mortgage portfolio continues to runoff. Average consumer loans decreased $8.5 million, as consumers continue to react to the adverse changes in the economy.
Interest expense was $3.6 million for the second quarter, a decrease of $152 thousand from the second quarter of 2008 total of $3.8 million. Average interest-bearing liabilities increased to $776.9 million in the second quarter of 2009 compared to an average balance of $663.3 million during the same period in 2008, an increase of $113.5 million. The average cost of these liabilities decreased from 2.29% to 1.87%. Average interest-bearing deposits increased $93.9 million and the cost decreased from 2.06% to 1.69%. Securities sold under agreements to repurchase (Repos) have decreased $4.2 million on average over the prior year second quarter and the average rate has decreased from 1.84% to .25%. The average balance of long-term debt increased over $32.3 million due to the Bank taking additional advances from the Federal Home Loan Bank of Pittsburgh (FHLB) and was the primary reason for the increase in interest expense for this liability.

The changes in the balance sheet and interest rates resulted in a decrease in net interest income of $104 thousand to $7.4 million for the second quarter of 2009 compared to $7.5 million for the second quarter of 2008. The Bank’s net interest margin decreased from 4.07% for the second quarter of 2008 to 3.49% in the second quarter of 2009. The decrease in the net interest margin is due to the yield on interest-bearing assets (mainly variable rate commercial loans) decreasing 89 basis points, while the yield on interest-earning liabilities only decreased 42 basis points.
The following table shows a comparative analysis of average balances, asset yields and funding costs for the three months ended June 30, 2009 and 2008. These components drive changes in net interest income.

	For the Three Months Ended June 30
	2009			2008
		Tax			Tax
	Average	Equivalent	Average	Average	Equivalent	Average
(Dollars in thousands)	balance	Interest	yield/rate	balance	Interest	yield/rate
Interest-earning assets
Federal funds sold and interest-bearing balances	$19,397	$7	0.14%	$1,014	$6	2.37%
Investment securities	151,333	1,729	4.57%	161,969	2,085	5.15%
Loans	705,369	9,524	5.38%	603,482	9,467	6.26%

Total interest-earning assets	$876,099	11,260	5.16%	$766,465	11,558	6.05%

Interest-bearing liabilities
Interest-bearing deposits	$600,068	2,535	1.69%	$506,206	2,597	2.06%
Securities sold under agreements to repurchase	72,178	45	0.25%	76,337	350	1.84%
Short-term borrowings	—	—	—	8,461	49	2.32%
Long-term debt	104,639	1,050	4.02%	72,335	786	4.36%

Total interest-bearing liabilities	$776,885	3,630	1.87%	$663,339	3,782	2.29%

Interest spread			3.29%			3.76%
Tax equivalent Net interest income/Net interest margin		7,630	3.49%		7,776	4.07%
Tax equivalent adjustment		(271)			(313)

Net interest income		$7,359			$7,463

All amounts have been adjusted to a tax-equivalent basis using a tax rate of 34%. Investments include the average unrealized gains or losses. Dividend income is reported as taxable income but is adjusted for the dividend received deduction. Loan balances include nonaccruing loans, loans held for sale, and are gross of the allowance for loan losses.
Provision for Loan Losses
For the second quarter of 2009, provision expense was $426 thousand versus $290 thousand for the same period in 2008. For more information concerning loan quality and the allowance for loan losses, refer to the Financial Condition section of Management’s Dicussion and Analysis.

Noninterest Income
For the three months ended June 30, 2009, noninterest income increased $126 thousand to $2.4 million, compared to $2.2 million for the second quarter of 2008. Investment and trust service fees increased due to the addition of trust accounts from the acquisition of Community Financial, Inc. in late 2008 and helped to offset the declining market value of trust assets under management. The increase in loan service charges was primarily due to the continued high volume of mortgage originations driven by the low rate environment. Mortgage banking fees were down quarter to quarter due to an increase in mortgage servicing rights (MSR) amortization expense and a smaller reversal of previously recorded MSR impairment charges. Account analysis fees are the primary reason for the increase in deposit service charges and fees, as lower market interest rates produced lower earnings credits for commercial account analysis customers and therefore, higher account charges. Other service charges also increased in 2009, due to an increase in debit card and check order income. Equity method investment income was $0 for 2009. During 2008, the Corporation had an investment in American Home Bank, N.A (AHB) that was accounted for using the equity method of accounting. This investment produced income of $44 thousand in the second quarter of 2008. On December 31, 2008, First Chester County Corporation (FCEC) completed its acquisition of AHB. The Corporation discontinued the equity method of accounting on this investment and no income was recognized in 2009. Other income increased in the second quarter of 2009 due to higher title insurance income. Gains on sales of securities totaled $42 thousand for the quarter versus $0 in the same quarter in the prior year. The Corporation took an other than temporary impairment charge of $212 thousand on one bank stock in its equity portfolio in the second quarter of 2009.

	For the Three Months Ended
	June 30		Change
	2009	2008	Amount	%
Noninterest Income
Investment and trust services fees	$862	$845	$17	2.0
Loan service charges	383	225	158	70.2
Mortgage banking activities	113	245	(132)	(53.9)
Deposit service charges and fees	653	633	20	3.2
Other service charges and fees	339	314	25	8.0
Increase in cash surrender value of life insurance	160	166	(6)	(3.6)
Equity method investment	—	44	(44)	(100.0)
Other	29	(18)	47	(261.1)
Impairment writedown on equity securities	(212)	(211)	(1)	0.5
Gains on sale of securities, net	42	—	42	—

Total noninterest income	$2,369	$2,243	$126	5.6

Noninterest Expense
Noninterest expense for the second quarter of 2009 totaled $7.0 million compared to $6.0 million in the second quarter of 2008. The increase in salaries and benefits was due primarily to pension expense of $127 thousand, compared to pension income of $5 thousand in the same period in 2008. The increase in pension expense is the result of the low rate environment and its affect on pension plan performance and pension obligations. The addition of the Camp Hill office was the main cause of the increase in net occupancy and furniture and equipment expense. Advertising expense decreased in the second quarter of 2009, as the same quarter in 2008 contained production fees for a customer education website that was completed in 2008. Legal fees and data processing fees increased moderately over the same period in 2008. The increase in intangible amortization is due to the acquisition of Community Financial, Inc. in the fourth quarter of 2008. FDIC Insurance increased $596 thousand due to the $450 thousand FDIC special assessment (payable September 30, 2009) and an increase in the 2009 assessment rates. Also, the FDIC expense in 2008 was partially offset by the use of FDIC premium credits. The increase in other expenses was primarily the result of a prepayment penalty on a high-rate term loan from the FHLB and the write-down of leasehold improvements from closing a branch location in the second quarter.

	For the Three Months Ended
	June 30		Change
	2009	2008	Amount	%
Noninterest Expense
Salaries and benefits	$3,126	$2,982	$144	4.8
Net occupancy expense	476	450	26	5.8
Furniture and equipment expense	213	210	3	1.4
Advertising	418	455	(37)	(8.1)
Legal & professional fees	293	276	17	6.2
Data processing	435	413	22	5.3
Pennsylvania bank shares tax	143	167	(24)	(14.4)
Intangible amortization	117	90	27	30.0
FDIC insurance	683	87	596	685.1
Other	1,062	903	159	17.6

Total noninterest expense	$6,966	$6,033	$933	15.5

Income taxes
Federal income tax expense was $697 thousand for the second quarter of 2009 compared to $932 thousand in 2008. The effective tax rate for the second quarter of 2009 was 29.8% and 27.5% for 2008. All taxable income for the Corporation is taxed at a rate of 34%.
Comparison of the six months ended June 30, 2009 to the six months ended June 30, 2008:
Net Interest Income
Interest income for the first six months of 2009 decreased to $21.8 million from $22.9 million during the first six months of 2008. Average interest-earning assets increased by $96.6 million from the first half of 2008, however the yield on these assets decreased by 93 basis points. The average balance on investment securities decreased $12.5 million quarter over quarter due to pay downs and maturities in the portfolio, net of investment purchases. Total average loans increased $101.5 million (17.2%) year over year. Average commercial loans increased $114.7 million during the first six months of 2009, but the increase was partially offset by a decrease of $11.3 million in average outstanding mortgage loans, as the mortgage portfolio continues to runoff. Average consumer loans decreased only slightly, $1.9 million, as consumers continue to react to the adverse changes in the economy.
Interest expense was $7.2 million for the first half of 2009, a decrease of $726 thousand from the first half 2008 total of $8.0 million. Average interest-bearing liabilities increased to $755.5 million in the first six months of 2009 compared to an average balance of $655.7 million during the same period in 2008, an increase of $99.8 million. The average cost of these liabilities decreased from 2.44% to 1.93%, as liability rates followed the downward trend of market rates. Average interest-bearing deposits increased $68.0 million, but the cost decreased from 2.16% to 1.76%. Securities sold under agreements to repurchase (Repos) have decreased $4.6 million on average over the prior year and the average rate decreased from 2.50% to .25%. The average balance of long-term debt increased over $38.2 million due to the Bank taking additional low-rate advances in 2008 from FHLB and was the primary reason for the increase in interest expense for this liability.

The changes in the balance sheet and interest rates resulted in a decrease in net interest income of approximately $399 thousand to $14.6 million for the first six months of 2009 compared to $15.0 million for the same period in 2008. The Bank’s net interest margin decreased from 4.10% for the first half of 2008 to 3.54% in the first half of 2009. The decrease in the net interest margin is due to the yield on interest-bearing assets decreasing 93 basis points (mainly variable rate commercial loans), while the yield on interest-earning liabilities only decreased 51 basis points.
The following table shows a comparative analysis of average balances, asset yields and funding costs for the six months ended June 30, 2009 and 2008. These components drive changes in net interest income.

	For the Six Months Ended June 30
	2009			2008
		Tax			Tax
	Average	Equivalent	Average	Average	Equivalent	Average
(Dollars in thousands)	balance	Interest	yield/rate	balance	Interest	yield/rate
Interest-earning assets
Federal funds sold and interest-bearing balances	$10,011	$7	0.14%	$2,370	$41	3.42%
Investment securities	151,594	3,563	4.70%	164,123	4,344	5.29%
Loans	692,160	18,779	5.43%	590,631	19,177	6.48%

Total interest-earning assets	$853,765	22,349	5.28%	$757,124	23,562	6.21%

Interest-bearing liabilities
Interest-bearing deposits	$574,725	5,018	1.76%	$506,711	5,452	2.16%
Securities sold under agreements to repurchase	72,238	90	0.25%	76,866	958	2.50%
Short-term borrowings	3,342	11	0.66%	5,123	63	2.47%
Long-term debt	105,215	2,105	4.03%	66,992	1,477	4.42%

Total interest-bearing liabilities	$755,520	7,224	1.93%	$655,692	7,950	2.44%

Interest spread			3.35%			3.77%
Tax equivalent Net interest income/Net interest margin		15,125	3.54%		15,612	4.10%
Tax equivalent adjustment		(548)			(636)

Net interest income		$14,577			$14,976

All amounts have been adjusted to a tax-equivalent basis using a tax rate of 34%. Investments include the average unrealized gains or losses. Dividend income is reported as taxable income but is adjusted for the dividend received deduction. Loan balances include nonaccruing loans, loans held for sale, and are gross of the allowance for loan losses.
Provision for Loan Losses
The Corporation recorded $1.0 million in provision expense during the first six months of 2009 versus $505 thousand for the same period in 2008. For more information concerning loan quality and the allowance for loan losses, refer to the Financial Condition section of Management’s Discussion and Analysis.

Noninterest Income
Noninterest income was $4.7 million in the first six months of 2009, $410 thousand more than the first six months of 2008 total of $4.2 million. Investment and trust service fees remained flat, as the addition of accounts from the acquisition of Community Financial, Inc. helped offset the decrease in market value of assets under management. Loan fees increased by $257 thousand due to a high volume of mortgage originations driven by the low rate environment. Mortgage banking fees decreased $51 thousand due to an increase in mortgage servicing rights (MSR) amortization expense partially offset by a reversal of previously recorded MSR impairment charges. Deposit fees were flat; however, the composition of deposit fees changed year over year. The Bank recorded less fee income from its overdraft protection program, but higher fees from commercial cash management services. Other service charges and fees increased primarily due to check order income. During 2008, the Corporation had an investment in American Home Bank, N.A (AHB) that was accounted for using the equity method of accounting. This investment produced a loss of $122 thousand in the first six months of 2008. On December 31, 2008, First Chester County Corporation (FCEC) completed its acquisition of AHB. The Corporation discontinued the equity method of accounting on this investment and no income was recognized in 2009. Other income increased $322 thousand due to income from the benefits on a life insurance policy ($276 thousand) in 2009. Net securities gains of $54 thousand were recognized in the first half of 2009, compared to $329 thousand in 2008. For the first six months of 2009, the Corporation took write-downs of $421 thousand on four equity securities it considered to be temporarily impaired as compared to $432 thousand the previous year.
The following table provides more information about noninterest income:

	For the Six Months Ended
	June 30		Change
	2009	2008	Amount	%
Noninterest Income
Investment and trust services fees	$1,757	$1,760	($3)	(0.2)
Loan service charges	659	402	257	63.9
Mortgage banking activities	85	136	(51)	(37.5)
Deposit service charges and fees	1,232	1,226	6	0.5
Other service charges and fees	641	613	28	4.6
Increase in cash surrender value of life insurance	324	331	(7)	(2.1)
Equity method investment	—	(122)	122	(100.0)
Other	325	3	322	10,733.3
Impairment writedown on equity securities	(421)	(432)	11	(2.5)
Gains (losses) on sale of securities, net	54	329	(275)	(83.6)

Total noninterest income	$4,656	$4,246	$410	9.7

Noninterest Expense
During the first half of 2009, noninterest expense increased $1.2 million to $13.1 million from $11.9 million in 2008. Salaries and benefits increased $196 thousand primarily due to an increase in pension expense in 2009 of $255 thousand compared to pension income of $21 thousand in the same period in 2008. The increase in pension expense is the result of the low rate environment and its affect on pension plan performance and pension obligations. Advertising expense decreased $35 thousand in 2009 due to expenses in 2008 for the production of a customer education website that was completed in 2008. Data processing expenses were up $66 thousand due to the implementation of remote deposit capture and electronic check presentment services. Intangible amortization increased $53 thousand from the amortization of the customer list intangible asset booked with the acquisition of Community Financial, Inc. in the fourth quarter of 2008. Other noninterest expense increased $121 thousand during the first six months due to a prepayment penalty on a high-rate term loan from the FHLB and the write-down of leasehold improvements from closing a branch location in the second quarter.

FDIC insurance expense increased $809 thousand during the first half of 2009 to $914 thousand compared to $105 thousand for the same period in 2008 due to a $450 thousand FDIC special assessment (payable September 30, 2009) and an increase in the 2009 assessment rates. The FDIC insurance expense in the first six months of 2008 was partially offset by the use of FDIC premium credits. These credits were completely used in 2008. An additional special assessment by the FDIC of up to 5 basis points is possible later in 2009.
The Bank is a member of the Deposit Insurance Fund (the “DIF”), which is administered by the FDIC. Deposit accounts at the Bank are insured by the FDIC, generally up to a maximum of $100,000 for each separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. However, the FDIC increased the deposit insurance available on all deposit accounts to $250,000, effective until December 31, 2009. In addition, certain noninterest-bearing transaction accounts maintained with financial institutions participating in the FDIC’s Transaction Account Guarantee Program (TAG) are fully insured regardless of the dollar amount until December 31, 2013. Under the TAG, an annualized 10 basis point assessment on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 will be assessed on a quarterly basis to insured depository institutions that have not opted out of this component of the Temporary Liquidity Guarantee Program. The Bank has opted to participate in the Transaction Account Guaranteed Program.
The following table provides more information about noninterest expense:

	For the Six Months Ended
	June 30		Change
	2009	2008	Amount	%
Noninterest Expense
Salaries and benefits	$6,279	$6,083	$196	3.2
Net occupancy expense	956	909	47	5.2
Furniture and equipment expense	429	426	3	0.7
Advertising	734	769	(35)	(4.6)
Legal & professional fees	545	524	21	4.0
Data processing	836	770	66	8.6
Pennsylvania bank shares tax	288	337	(49)	(14.5)
Intangible amortization	234	181	53	29.3
FDIC insurance	914	105	809	770.5
Other	1,900	1,779	121	6.8

Total noninterest expense	$13,115	$11,883	$1,232	10.4

Income taxes
Federal income tax expense was $1.4 million in 2009 and $1.9 million for 2008. The effective tax rate for 2009 was 26.7% and 27.1% for 2008. A decrease in pre-tax income of approximately $1.7 million, due to higher noninterest expense, produced a lower effective tax rate in 2009 compared to 2008. All taxable income for the Corporation is taxed at a rate of 34%.

Financial Condition
At June 30, 2009, assets totaled $966.7 million, an increase of $64.2 million from the 2008 year-end balance of $902.5 million. Deposit growth has been strong since year and has exceeded loan growth. In addition, investment purchase activity has been limited; therefore, federal funds sold and interest -bearing deposits at banks increased by approximately $39.0 million since year-end. The Bank expects these funds to decrease during the third quarter based up projected loan settlements.
The investment portfolio remained flat year over year. The Corporation’s investment activity consisted primarily of replacing only those securities needed for collateral. The majority of the investment purchases in 2009 were comprised of U.S. Government Agency notes and mortgage backed securities.
The equity portfolio is comprised of bank stocks and the Bank and the Corporation each maintain separate equity investments. The municipal bond portfolio is well diversified geographically and is comprised primarily of general obligation bonds with credit enhancements in the form of private bond insurance or other credit enhancements. The Bank holds twelve corporate bonds. Seven bonds are single issuer trust preferred bonds. The majority of the mortgage backed security portfolio is comprised of U.S. Government Agency products. However, the Bank has 7 private label “Alt-A”, mortgage backed securities. Alt-A loans are first-lien residential mortgages that generally conform to traditional “prime” credit guidelines; however, loan factors such as the loan-to-value ratio, loan documentation, occupancy status or property type cause these loans not to qualify for standard underwriting programs.
The amortized cost and estimated fair value of investment securities available for sale as of June 30, 2009 and December 31, 2008 is:

(Amounts in thousands)		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
6/30/2009	cost	gains	losses	value
Equity securities	$5,361	$59	$(1,493)	$3,927
U.S. Treasury securities and obligations of U.S. Government agencies	32,063	492	(248)	32,307
Obligations of state and political subdivisions	43,016	678	(365)	43,329
Corporate debt securities	11,959	—	(3,425)	8,534
Mortgage-backed securities
Agency	52,436	1,274	(114)	53,596
Non Agency	6,699	—	(1,112)	5,587
Asset-backed securities	90	—	(46)	44

	$151,624	$2,503	$(6,803)	$147,324

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
12/31/2008	cost	gains	losses	value
Equity securities	$5,783	$18	$(955)	$4,846
U.S. Treasury securities and obligations of U.S. Government agencies	29,548	770	(287)	30,031
Obligations of state and political subdivisions	45,518	824	(659)	45,683
Corporate debt securities	12,868	—	(3,888)	8,980
Mortgage-backed securities
Agency	50,667	889	(106)	51,450
Non Agency	7,551	—	(1,033)	6,518
Asset-backed securities	95	—	(44)	51

	$152,030	$2,501	$(6,972)	$147,559

At June 30, 2009, the investment portfolio contained 129 securities with $63.4 million of temporarily impaired fair value and $6.8 million in unrealized losses. The fair value of temporarily impaired securities is higher than at year-end; however, the unrealized loss and number of securities is lower than at year-end. Financial assets continue to experience pricing pressure as the recession moves throughout all sectors of the economy. For these securities, Management applies a systematic methodology in order to perform an assessment of the potential for “other-than-temporary” impairment. In the case of debt securities, investments considered for “other-than-temporary” impairment: (1) had a specified maturity or repricing date; (2) were generally expected to be redeemed at par, and (3) were expected to achieve a recovery in market value within a reasonable period of time. Accordingly, the impairments identified on debt securities and subjected to the assessment at June 30, 2009 were deemed to be temporary and required no further adjustment to the financial statements.
The majority of the unrealized loss is in the corporate debt portfolio ($3.4 million) and has existed for more than one year. Within this sector, $2.8 million of the unrealized loss is in 7 trust preferred securities. However, this unrealized loss represents a slight improvement over the year-end trust preferred unrealized loss. The trust preferred securities held by the Bank are all single entity issues that continue to perform and maintain investment grade credit ratings. However, due to the nature of trust-preferred securities, the long final maturities have compounded the price declines. All of the tust preferred issues are from companies that have received money from the Troubled Asset Relief Program (TARP) established by the Emergency Economic Stabilization Act of 2008 (EESA) in order to boost their capital position. Also included in the corporate sector are two bonds issued by CIT Financial, Inc. The value of these bonds has fallen since June 30, 2009 due to recent news from CIT about its liquidity position. See Note 9 of the accompanying unaudited financial statements for additional information on the CIT bonds.
The largest unrealized loss in the mortgage backed security portfolio is in the non-agency private label “Alt-A” sector. The Alt-A product is comprised of fixed-rate product that was originated between 2004 and 2006. All of these bonds have some type of credit support tranche that will absorb any loss prior to losses at the senior tranche held by the Bank. The Bank monitors the performance of the Alt-A investments on a regular basis and reviews default rates, credit support levels and various cash flow stress test scenarios. Management believes that these investments do not offer any undue risk of loss.
Equity securities are assessed for “other-than-temporary” impairment based on the length of time of impairment, dollar amount of the impairment and general market conditions relating to specific issues. Unrealized losses on equity securities continued to increase throughout 2009, despite the recognition of other than temporary impairment charges. In 2008, most of the price depreciation occurred in regional and national bank stocks. In 2009, most the price depreciation has occurred in community bank stocks. Based on Management’s review, equity write-downs of $421 thousand were taken in 2009. It is possible that additional write-downs may be required in 2009.

The following table reflects temporary impairment in the investment portfolio (excluding restricted stock), aggregated by investment category, length of time that individual securities have been in a continuous unrealized loss position and the number of securities in each category as of June 30, 2009 and December 31, 2008:

	June 30, 2008
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Amounts in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

Equity securities	$483	$(281)	3	$2,650	$(1,212)	25	$3,133	$(1,493)	28
U.S. Treasury securities and obligations of U.S. Government agencies	9,131	(24)	22	12,049	(224)	20	21,180	(248)	42
Obligations of State and Political Subdivisions	11,572	(265)	24	1,307	(100)	3	12,879	(365)	27
Corporate debt securities	—	—	—	8,432	(3,425)	12	8,432	(3,425)	12
Mortgage-backed securities
Agency	11,899	(113)	9	235	(1)	1	12,134	(114)	10
Non Agency	—	—	—	5,587	(1,112)	7	5,587	(1,112)	7
Asset-backed securities	—	—	—	44	(46)	3	44	(46)	3

Total temporarily impaired securities	$33,085	$(683)	58	$30,304	$(6,120)	71	$63,389	$(6,803)	129

	December 31, 2008
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Amounts in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

Equity securities	$1,933	$(701)	17	$382	$(254)	8	$2,315	$(955)	25
U.S. Treasury securities and obligations of U.S. Government agencies	7,018	(69)	27	10,113	(218)	15	17,131	(287)	42
Obligations of State and Political Subdivisions	14,137	(659)	32	—	—	—	14,137	(659)	32
Corporate debt securities	3,722	(448)	4	5,158	(3,440)	9	8,880	(3,888)	13
Mortgage-backed securities
Agency	6,689	(70)	9	1,257	(36)	4	7,946	(106)	13
Non Agency	6,517	(1,033)	7	—	—	—	6,517	(1,033)	7
Asset-backed securities	16	(7)	1	35	(37)	2	51	(44)	3

Total temporarily impaired securities	$40,032	$(2,987)	97	$16,945	$(3,985)	38	$56,977	$(6,972)	135

The Bank held $6.5 million of restricted stock at June 30, 2009. Except for $30 thousand, this investment represents stock in the FHLB, which the Bank is required to hold to be a member of FHLB, and is carried at cost of $100 per share. In December 2008, FHLB announced it would suspend its cash dividend and the repurchase of excess capital stock from its members due to deterioration in its financial condition. At June 30, 2009, the Bank held approximately $1.1 million in excess FHLB stock that it would not have been required to hold prior to the suspension of the stock repurchase program. FHLB stock is evaluated for impairment primarily based on an assessment of the ultimate recoverability of its cost. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support it operations. There is not a public market for FHLB stock and the benefits of FHLB membership (e.g., liquidity and low cost funding) add value to the stock beyond purely financial measures. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment.

Net loans have increased $26.6 million since year-end. Commercial lending activity continues to be good and these balances have increased more than $41.5 million since year-end. The majority of the new commercial loans are variable rate and are secured by real estate. These loans are a mix of in-market production and purchased loans in south central Pennsylvania. However, the growth in commercial loans was partially offset by a decrease of approximately $6.4 million in the residential mortgage loan portfolio and $7.9 million in the consumer portfolio. The mortgage portfolio is expected to continue to run-off as the Bank is originating mortgages, but is not funding, servicing or retaining the loans. The decrease in the consumer loan portfolio is primarily from pay downs on home equity loans, much of which was a result of refinancing a first mortgage.
The following table presents a summary of loans outstanding at:

			Change
(Amounts in thousands)	June 30, 2009	December 31, 2008	Amount	%
Residential mortgage loans	$71,515	$78,061	($6,546)	(8.4)
Residential construction loans	547	408	139	34.1
Commercial construction and land development	103,762	99,027	4,735	4.8
Commercial, industrial and agricultural	403,000	366,261	36,739	10.0
Consumer — home equity loans and lines of credit	97,785	103,523	(5,738)	(5.5)
Consumer — other	26,809	28,937	(2,128)	(7.4)

	703,418	676,217	27,201	4.0
Less: Allowance for loan losses	(7,930)	(7,357)	(573)	7.8

Net Loans	$695,488	$668,860	$26,628	4.0

Included in the loan balances are the following:
Net unamortized deferred loan costs	$632	$646
Unamortized discount on purchased loans	$(336)	$(295)
Total nonperforming assets (including nonperforming loans and foreclosed real estate) as a percent of total assets increased from .44% at December 31, 2008 to 1.26% at June 30, 2009. Nonperforming loans drove the increase in nonperforming assets as evidenced by the increase in nonperforming loans as a percent of total gross loans, from .59% at December 31, 2008 to 1.67% at June 30, 2009.
Nonperforming loans (i.e., 90-days or more past due and still accruing interest [Ninety-Day] and nonaccrual loans) were primarily comprised of residential mortgage and commercial loans.
Ninety-Day residential mortgages increased by approximately $1.0 million while nonaccruing residential mortgages decreased marginally due to a June 2009 foreclosure. Despite this increase in delinquency, Management estimates no risk of loss associated with these loans.
Ninety-Day commercial loans increased by $3.1 million and nonaccruing commercial loans increased by $3.7 million. Two significant construction and land development (“ACD”) credits and one significant agricultural credit drove the increases in both categories. Management has identified and specifically allocated for the associated risk of loss not mitigated with additional collateral.
On June 30, 2009, the Corporation settled with PNC, N.A. the litigation of claims relating to loans purchased from its subsidiary Equipment Finance LLC, the terms of which are subject to a confidentiality agreement. The total loss on the original $7.5 million portfolio was $245.8 thousand.
The nonperforming loan increase caused the coverage of nonperforming loans by the allowance for loan loss (ALL) to decrease from 183.93% to 67.62%. The Corporation held one foreclosed property for $413 thousand at June 30, 2009 compared to $0 at December 31, 2008.

The following table presents a summary of nonperforming assets:

(Dollars in thousands)	June 30, 2009	December 31, 2008

Nonaccrual loans
Consumer	$—	$—
Residential mortgage	164	333
Construction and land development	4,091	1,286
Farm real estate	2,052	—
Commercial	49	1,252

Total nonaccrual loans	$6,356	$2,871

Loans past due 90 days or more and not included above
Consumer	$209	$123
Residential mortgage	1,570	544
Construction and land development	2,585	429
Farm real estate	400	—
Commercial	607	33

Total loans past due 90 days or more and still accruing	$5,371	$1,129

Total nonperforming loans	11,727	4,000
Foreclosed real estate	413	—

Total nonperforming assets	$12,140	$4,000

Nonperforming loans to total gross loans	1.67%	0.59%
Nonperforming assets to total assets	1.26%	0.44%
Allowance for loan losses to nonperforming loans	67.62%	183.93%
Net charge-offs increased during the first half of 2009 to $446 thousand compared to $363 thousand in the first half of 2008. Consumer loans accounted for the largest gross charge-off category during the first half of 2009. The annualized net charge-off ratio was .13% at June 30, 2009, comparing unfavorably to the .06% annualized net charge-off ratio at June 30, 2008 and favorably to the actual .19% net charge-off ratio at December 31, 2008.
The provision for loan loss expense was $1.0 million for the first half of 2009, compared to $505 thousand for the first half of 2008. Management recognized an additional $432 thousand provision expense based on the increased loan losses and specific reserves for nonperforming loans. The ALL as a percentage of loans increased slightly from 1.09% at year-end 2008 to 1.13% at June 30, 2009.

The following table presents an analysis of the allowance for loan losses.

	Six Months Ended		Twelve Months Ended
	June 30		12/31/2008
(Dollars in thousands)	2009	2008

Balance at beginning of year	$7,357	$7,361	$7,361
Charge-offs:
Commercial, industrial and agricultural	(200)	(204)	(713)
Consumer	(322)	(254)	(496)
Real estate	(94)	—	(224)

Total charge-offs	(616)	(458)	(1,433)

Recoveries:
Commercial, industrial and agricultural	58	5	47
Consumer	97	80	165
Real estate	15	10	24

Total recoveries	170	95	236

Net charge-offs	(446)	(363)	(1,197)

Provision for loan losses	1,019	505	1,193

Balance at end of year	$7,930	$7,503	$7,357

Ratios:
Annualized net loans charged-off as a percentage of average loans	0.13%	0.06%	0.19%
Net loans charged-off as a percentage of the provision for loan losses	43.77%	71.88%	100.34%
Allowance as a percentage of loans	1.13%	1.22%	1.09%
Management monitors the adequacy of the allowance for loan losses on an ongoing basis and reports its adequacy assessment monthly to the Board of Directors. Management believes that the allowance for loan losses is adequate.
Other intangible assets are comprised of a core deposit intangible and a customer list and are being amortized over the estimated useful life of the asset.
Total deposits increased $82.7 million during the first half of 2009 to $710.0 million from year-end 2008. Non-interest bearing deposits decreased $6.9 million, but were more than offset by an increase in interest-bearing deposits. Savings and interest-bearing checking deposits increased $23.9 million and time deposits increased $65.6 million. Retail time deposits increased since year-end due to a CD promotion and the acquisition of some large dollar municipal accounts. The Bank also took out brokered deposits in the amount of $16.9 million in the first six months of 2009, much of it at rates below local market rates. In 2008, the Bank became a member of the Promontory Network and began offering CDs through CDARS. CDARS places large deposits into CDs with other network member banks in increments less than the FDIC insurance maximum, thereby providing insurance coverage on the entire balance. As of June 30, 2009, the Bank had $22.8 million in CDARS deposits included in brokered time deposits. The Bank’s Money Management product increased $8.5 million due in part to a promotion in selected markets and higher consumer savings levels.

The following table presents a summary of deposits outstanding at:

			Change
(Amounts in thousands)	June 30, 2009	December 31, 2008	Amount	%
Demand, noninterest-bearing	$80,081	$86,954	($6,873)	(7.9)

Interest-bearing checking	97,104	86,241	10,863	12.6
Savings:
Money market accounts	211,643	203,171	8,472	4.2
Passbook and statement savings	50,565	46,006	4,559	9.9

Total savings and interest checking	359,312	335,418	23,894	7.1

Time:
Deposits of $100,000 and over	56,973	50,510	6,463	12.8
Brokered time deposits	46,185	16,504	29,681	179.8
Other time deposits	167,442	137,955	29,487	21.4

	270,600	204,969	65,631	32.0

Total deposits	$709,993	$627,341	$82,652	13.2

Overdrawn deposit accounts reclassified as loan balances	$210	$181
The Repo balance has increased $704 thousand from year-end, while long-term debt from the FHLB decreased $2.7 million due to scheduled pay downs and the prepayment of $1.3 million high-rate term loan in the second quarter.
Total shareholders’ equity increased $2.9 million to $76.0 million at June 30, 2009, compared to $73.1 million at the end of 2008. The increase in retained earnings from the Corporation’s net income of $3.7 million was partially offset by the cash dividend of $2.1 million. The increase of $929 thousand in accumulated other comprehensive loss is the result of a slight improvement in the market value of investment securities available for sale. The Corporation’s dividend payout ratio of 55% for the first six months exceeds the 2008 year-end ratio of 48%. The payout ratio is higher than normal due to lower second quarter earnings that were affected by higher provision expense, other than temporary impairment charges and the FDIC special assessment. As capital levels become increasingly important during this difficult economic period, the Corporation decided not to increase its second quarter dividend, as has been its past practice. Management views the dividend payout as a critical piece of its capital management plan. Additionally, the Corporation is currently exploring other sources of capital as part of its capital management plan for the Corporation and the Bank. The Corporation repurchased 5,640 shares of the Corporation’s common stock for $93 thousand during the first six months of 2009.

Capital adequacy is currently defined by regulatory agencies through the use of several minimum required ratios. At June 30, 2009, the Corporation was well capitalized as defined by the banking regulatory agencies. Regulatory capital ratios for the Corporation and the Bank are shown below:

			Regulatory Ratios
				Well Capitalized
	June 30, 2009	December 31, 2008	Minimum	Minimum
Total Risk Based Capital Ratio (1)
Franklin Financial Services Corporation	10.84%	11.02%	8.00%	n/a
Farmers & Merchants Trust Company	10.41%	10.29%	8.00%	10.00%

Tier 1 Capital Ratio (2)
Franklin Financial Services Corporation	9.74%	9.96%	4.00%	n/a
Farmers & Merchants Trust Company	9.31%	9.21%	4.00%	6.00%

Leverage Ratio (3)
Franklin Financial Services Corporation	7.57%	7.84%	4.00%	n/a
Farmers & Merchants Trust Company	7.22%	7.26%	4.00%	5.00%

(1)	Total risk-based capital / total risk-weighted assets, (2)Tier 1 capital / total risk-weighted assets, (3) Tier 1 capital / average quarterly assets
Economy
The Corporation operates in Franklin, Cumberland, Fulton and Huntingdon Counties, Pennsylvania. The general economic conditions in this market have deteriorated since year-end and unemployment rates are vastly different from county to county. Franklin County’s unemployment rate was 8.3%, Cumberland County’s rate was 6.6% and Fulton County’s rate was 13.41% at June 30, 2009. Two large global manufacturers have laid-off workers due to a slow down in production and this has contributed to the increase in unemployment rates. These rates compare to the Pennsylvania state average of 8.2%. Management believes that the Bank’s primary market area continues to be well suited for growth when the national recession eases. The Corporation is not overly dependent on any one industry within its market area and the industries located in its market area are well diversified. Housing prices have declined and housing sales have slowed; however, the Corporation’s market area has not been affected by increased home foreclosures as much as other areas of the country have.
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

Historically, the Corporation has satisfied its liquidity needs from earnings, repayment of loans and amortizing investment securities, maturing investment securities, loan` sales, deposit growth and its ability to access existing lines of credit. All investments are classified as available for sale; therefore, securities that are not pledged as collateral for borrowings are an additional source of readily available liquidity, either by selling the security or, more preferably, to provide collateral for additional borrowing. At June 30, 2009, the Bank had approximately $140 million of its investment portfolio pledged as collateral. Another source of liquidity for the Bank is a line of credit with the FHLB. The FHLB system has always been a major source of funding for community banks. The capital level of the FHLB, and the entire FHLB system, has been strained due to the declining value of mortgage related assets. The FHLB has implemented steps to improve its capital position that included a suspension of its dividend and an end to its practice of redeeming members’ stock. Both of these actions are not favorable to the Bank. There are no indicators that lead the Bank to believe the FHLB will discontinue its lending function. If that were to occur, it would have a negative effect on the Bank and it is unlikely that the Bank could replace the level of FHLB funding in a short time. Another action that may be considered by FHLB to increase its capital is to have a capital call on its member banks. This would require the member banks to invest more capital into the FHLB when most banks would prefer not make such an investment. At June 30, 2009, the Bank had approximately $114 million available on this line of credit.
In addition, the Bank has $16 million in lines of credit at two correspondent banks and approximately $49 million in funding available at the Federal Reserve Discount Window. The Bank is continuing to increase its funding level at the discount window. The Bank also has the ability to access other funding sources including wholesale borrowings and brokered CDs.
Off Balance Sheet Commitments and Contractual Obligations
The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation. Unused commitments and standby letters of credit totaled $197.9 million and $183.1 million, respectively, at June 30, 2009 and December 31, 2008.
The Corporation has entered into various contractual obligations to make future payments. These obligations include time deposits, long-term debt, operating leases, deferred compensation and pension payments. These amounts have not changed materially from those reported in the Corporation’s 2008 Annual Report on Form 10-K.

PART I, Item 3
Quantitative and Qualitative Disclosures about Market Risk
There were no material changes in the Corporation’s exposure to market risk during the three months ended June 30, 2009. For more information on market risk refer to the Corporation’s 2008 Annual Report on Form 10-K.
PART I, Item 4
Controls and Procedures
Evaluation of Controls and Procedures
The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2009, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
Changes in Internal Controls
Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of June 30, 2009, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management concluded that, as of June 30, 2009, the Corporation’s internal control over financial reporting is effective based on those criteria.
There were no changes during the three months ended June 30, 2009 in the Corporation’s internal control over financial reporting which materially affected, or which are reasonably likely to affect, the Corporation’s internal control over financial reporting.

Part II — OTHER INFORMATION
Item 1. Legal Proceedings
The nature of the Corporation’s business generates a certain amount of litigation involving matters arising in the ordinary course of business. However, in management’s opinion, there are no proceedings pending to which the Corporation is a party or to which our property is subject, which, if determined adversely to the Corporation, would be material in relation to our shareholders’ equity or financial condition. In addition, no material proceedings are pending or are known to be threatened or contemplated against us by governmental authorities or other parties.
Item 1A. Risk Factors
There were no material changes in the Corporation’s risk factors during the three months ended June 30, 2009. For more information, refer to the Corporation’s 2008 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Corporation announced a stock repurchase plan on July 10, 2008 to repurchase up to 100,000 shares of the Corporation’s common stock over a 12 month time period. As of June 30, 2009, 21,972 shares have been purchased under this plan. The following chart reports stock repurchases made during the second quarter of 2009:

		Weighted	Total Number of	Number of Shares
		Average	Shares Purchased	that May Yet Be
	Number of	Price Paid	as Part of Publicly	Purchased Under
Period	Shares Purchased	per Share	Announced Program	Program
April 2009	—	—	—	83,668
May 2009	—	—	—	83,668
June 2009	2,640	$16.00	2,640	81,028

Total	2,640	$16.00	2,640

On July 9, 2009, the Corporation announced a stock repurchase plan to repurchase up to 100,000 shares of the Corporation’s common stock over a twelve month time period.
Item 3. Defaults by the Company on its Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
The 2009 Annual Meeting of Shareholders (the “Meeting”) of the Corporation was held on April 28, 2009. The Meeting was held for the following purpose:
1.	Election of Directors. To elect three Class C Directors to hold office for 3 years from the date of election and until their successors are elected and qualified.

There was no solicitation in opposition to the nominees of the Board of Directors for election to the Board. All nominees of the Board of Directors were elected. The number of votes cast, as well as the number of votes withheld for each of the nominees for election to the Board of Directors, was as follows:

Nominee	Votes For	Votes Withheld
Donald A. Fry	3,001,897	80,104
Charles M. Sioberg	3,014,957	67,044
Kurt E. Suter	2,959,213	122,788
The following Directors continued their term of office after the meeting:
Charles S. Bender, II, Martin R. Brown, G. Warren Elliott, Allan E. Jennings Jr., Stanley J. Kerlin, Jeryl C. Miller, Stephen E. Patterson, William E. Snell, Jr. and Martha B. Walker.
2.	Vote on shareholder proposal requesting declassification of the Board of Directors. The proposal was defeated.

Votes Against	Votes Abstained	Votes For	Nonvoted Shares
2,238,408	38,859	245,121	559,613
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

Franklin Financial Services Corporation
August 10, 2009	/s/ William E. Snell, Jr. William E. Snell, Jr.
President and Chief Executive Officer

August 10, 2009	/s/ Mark R. Hollar Mark R. Hollar
Treasurer and Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Rule 13a — 14(a)/15d-14(a) Certifications — Chief Executive Officer

31.2	Rule 13a — 14(a)/15d-14(a) Certifications — Chief Financial Officer

32.1	Section 1350 Certifications — Chief Executive Officer

32.2	Section 1350 Certifications — Chief Financial Officer