Form 10-Q
period 2009-09-30
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2009-11-09
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

———————

FORM 10-Q

———————

 (Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission file number 0-12126

———————

FRANKLIN FINANCIAL SERVICES CORPORATION

(Exact name of registrant as specified in its charter)

———————

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☑  No ☑

There were 3,852,661 outstanding shares of the Registrant’s common stock as of October 30, 2009.

INDEX

PART I FINANCIAL INFORMATION

Item 1.        Financial Statements

1

Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008 (unaudited)

1

Consolidated Statements of Income for the Three and Nine Months ended September 30, 2009 ande 2008 (unaudited)

2

Consolidated Statements of Changes in Shareholders' Equity for the Nine Months ended
September 30, 2009 and 2008 (unaudited)

3

Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2009 and
2008 (unaudited)

4

Notes to Consolidated Financial Statements (unaudited)

5

Item 2.        Management’s Discussion and Analysis of Results of Operations and Financial Condition
For the Three and Nine Month Periods Ended September 30, 2009 and 2008

13

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

28

Item 4.        Controls and Procedures

28

PART II OTHER INFORMATION

Item 1.        Legal Proceedings

29

Item 1A.     Risk Factors

29

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

29

Item 3.        Defaults by the Company on its Senior Securities

29

Item 4.        Submission of Matters to a Vote of Security Holders

29

Item 5.        Other Information

29

Item 6.        Exhibits

29

SIGNATURES

30

PART I – FINANCIAL INFORMATION

Item 1

Financial Statements

FRANKLIN FINANCIAL SERVICES CORPORATION

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	September 30, 2009	December 31, 2008

Assets
Cash and due from banks	$11,493	$16,505
Interest-bearing deposits in other banks	15,184	208
Total cash and cash equivalents	26,677	16,713
Investment securities available for sale	156,404	147,559
Restricted stock	6,482	6,482
Loans	733,161	676,217
Allowance for loan losses	(8,828)	(7,357)
Net Loans	724,333	668,860
Premises and equipment, net	15,756	15,625
Bank owned life insurance	18,758	18,875
Goodwill	9,159	9,152
Other intangible assets	2,577	2,929
Other assets	15,444	16,265
Total assets	$975,590	$902,460

Liabilities and Shareholders' Equity
Liabilities
Deposits
Demand (non-interest bearing)	$77,181	$86,954
Savings and interest checking	366,000	335,418
Time	266,670	204,969
Total Deposits	709,851	627,341
Securities sold under agreements to repurchase	63,327	64,312
Short-term borrowings	9,900	18,850
Long-term debt	103,007	106,141
Other liabilities	11,869	12,757
Total liabilities	897,954	829,401

Shareholders' equity
Common stock $1 par value per share, 15,000 shares authorized with 4,299 shares issued, and 3,852 shares and 3,825 shares outstanding at September 30, 2009 and December 31, 2008, respectively	4,299	4,299
Capital stock without par value, 5,000 shares authorized with no shares issued or outstanding	—	—
Additional paid-in capital	32,847	32,883
Retained earnings	53,844	52,126
Accumulated other comprehensive loss	(5,361)	(7,757)
Treasury stock, 447 shares and 474 shares at cost at September 30, 2009 and December 31, 2008, respectively	(7,993)	(8,492)
Total shareholders' equity	77,636	73,059
Total liabilities and shareholders' equity	$975,590	$902,460

The accompanying notes are an integral part of these financial statements.

FRANKLIN FINANCIAL SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2009	2008	2009	2008
Interest Income
Loans	$9,559	$9,756	$28,214	$28,792
Interest and dividends on investments:
Taxable interest	954	1,263	3,059	3,881
Tax exempt interest	419	495	1,357	1,582
Dividend income	38	75	134	219
Federal funds sold	5	—	11	36
Deposits and obligations of other banks	9	1	10	6
Total interest income	10,984	11,590	32,785	34,516

Interest Expense
Deposits	2,659	2,698	7,677	8,150
Securities sold under agreements to repurchase	40	337	130	1,295
Short-term borrowings	2	102	13	165
Long-term debt	1,040	843	3,145	2,320
Total interest expense	3,741	3,980	10,965	11,930
Net interest income	7,243	7,610	21,820	22,586
Provision for loan losses	1,644	273	2,663	778
Net interest income after provision for loan losses	5,599	7,337	19,157	21,808

Noninterest Income
Investment and trust services fees	866	891	2,622	2,651
Loan service charges	189	227	844	628
Mortgage banking activities	19	(36)	109	100
Deposit service charges and fees	678	674	1,911	1,900
Other service charges and fees	322	308	963	921
Increase in cash surrender value of life insurance	158	164	482	495
Equity method investment	—	(5)	—	(127)
Other	17	31	341	35
Impairment writedown on equity securities	—	(199)	(422)	(631)
Securities gains (losses), net	(267)	(144)	(212)	185
Total noninterest income	1,982	1,911	6,638	6,157

Noninterest Expense
Salaries and benefits	3,121	2,940	9,400	9,024
Net occupancy expense	495	426	1,451	1,335
Furniture and equipment expense	216	206	646	632
Advertising	334	556	1,068	1,325
Legal and professional fees	614	348	1,158	872
Data processing	383	350	1,219	1,120
Pennsylvania bank shares tax	143	1	431	338
Intangible amortization	117	90	351	271
FDIC insurance	234	—	1,148	105
Other	808	690	2,709	2,468
Total noninterest expense	6,465	5,607	19,581	17,490
Income before federal income taxes	1,116	3,641	6,214	10,475
Federal income tax expense	33	1,029	1,392	2,881
Net income	$1,083	$2,612	$4,822	$7,594

Per share
Basic earnings per share	$0.28	$0.68	$1.26	$1.98
Diluted earnings per share	$0.28	$0.68	$1.26	$1.98
Regular cash dividends declared per share	$0.27	$0.27	$0.81	$0.80

The accompanying notes are an integral part of these financial statements.

FRANKLIN FINANCIAL SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(UNAUDITED)

(Amounts in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

Balance at December 31, 2007	$4,299	$32,620	$47,946	$664	$(7,887)	$77,642

Comprehensive income:
Net income	—	—	7,594	—	—	7,594
Unrealized loss on securities, net of reclassification adjustments and taxes	—	—	—	(3,193)	—	(3,193)
Unrealized loss on hedging activities, net of reclassification adjustments and taxes	—	—	—	(213)	—	(213)
Total Comprehensive income				—		4,188

Cash dividends declared, $.80 per share	—	—	(3,064)	—	—	(3,064)
Cumulative adjustment for change in accounting principle			(422)			(422)
Acquisition of 43,083 shares of treasury stock	—	—	—	—	(995)	(995)
Treasury shares issued to dividend reinvestment plan: 22,993 shares	—	131	—	—	406	537
Common stock issued under stock option plans	—	1	—	—	6	7
Common stock issued from Treasury stock	—	4			18	22
Stock option compensation	—	112	—	—	—	112
Balance at September 30, 2008	$4,299	$32,868	$52,054	$(2,742)	$(8,452)	$78,027

Balance at December 31, 2008	$4,299	$32,883	$52,126	$(7,757)	$(8,492)	$73,059

Comprehensive income:
Net income	—	—	4,822	—	—	4,822
Unrealized gain on securities, net of reclassification adjustments and taxes	—	—	—	1,742	—	1,742
Unrealized gain on hedging activities, net of reclassification adjustments and taxes	—	—	—	654	—	654
Total Comprehensive income				—		7,218

Cash dividends declared, $.81 per share	—	—	(3,104)	—	—	(3,104)
Acquisition of 5,640 shares of treasury stock	—	—	—	—	(142)	(142)
Treasury shares issued to dividend reinvestment plan: 23,496 shares	—	(65)	—	—	639	574
Common stock issued under stock option plans	—	—	—	—	2	2
Stock option compensation	—	29	—	—	—	29
Balance at September 30, 2009	$4,299	$32,847	$53,844	$(5,361)	$(7,993)	$77,636

The accompanying notes are an integral part of these financial statements.

FRANKLIN FINANCIAL SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30
	2009	2008
	(Amounts in thousands)
Cash flows from operating activities
Net income	$4,822	$7,594

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,074	971
Net amortization (accretion) of loans and investment securities	92	(156)
Stock option compensation expense	29	112
Amortization and net change in mortgage servicing rights valuation	123	241
Amortization of intangibles	351	271
Provision for loan losses	2,663	778
Net realized loss (gains) on sales of securities	212	(185)
Impairment writedown on equity securities	422	631
Loans originated for sale	(487)	(3,702)
Proceeds from sales of loans	495	3,989
Gain on sales of loans	(8)	(73)
Loss on sales or disposal of premises and equipment	120	—
Net loss on sale or disposal of other real estate/other repossessed assets	(10)	—
Increase in cash surrender value of life insurance	(485)	(495)
Gain on life insurance benefits	(278)	—
Loss on equity method investment	—	127
Contribution to pension plan	(172)	(333)
Decrease in interest receivable and other assets	563	205
Decrease in interest payable and other liabilities	(370)	(1,672)
Other, net	69	(71)
Net cash provided by operating activities	9,225	8,232

Cash flows from investing activities
Proceeds from sales of investment securities available for sale	9,114	10,023
Proceeds from maturities of investment securities available for sale	21,513	36,249
Purchase of investment securities available for sale	(37,295)	(36,202)
Net increase in restricted stock	—	(2,571)
Net increase in loans	(59,066)	(84,364)
Capital expenditures	(1,219)	(1,727)
Proceeds from sale of other real estate/ other assets owned	43	208
Proceeds from surrender of life insurance policy	878	—
Net cash used in investing activities	(66,032)	(78,384)

Cash flows from financing activities
Net increase (decrease) in demand deposits, NOW accounts
and savings accounts	20,809	(20,291)
Net increase in certificates of deposit	61,701	19,842
Net (decrease) increase in short-term borrowings	(9,935)	25,983
Long-term debt payments	(3,394)	(3,488)
Long-term debt advances	260	43,057
Dividends paid	(3,104)	(3,064)
Common stock issued to dividend reinvestment plan	574	537
Common stock issued under stock option plans	2	7
Common stock issued from treasury shares	—	22
Purchase of treasury shares	(142)	(995)
Net cash provided by financing activities	66,771	61,610

Increase (decrease) in cash and cash equivalents	9,964	(8,542)
Cash and cash equivalents as of January 1	16,713	25,491

Cash and cash equivalents as of September 30	$26,677	$16,949

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest on deposits and other borrowed funds	$10,835	$11,908
Income taxes	$1,944	$3,358
Noncash Activities
Loans transferred to Other Real Estate	$504	$—

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, and cash flows as of September 30, 2009, and for all other periods presented have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United State of America (“GAAP”) have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s 2008 Annual Report on Form 10-K. The consolidated results of operations for the period ended September 30, 2009 are not necessarily indicative of the operating results for the full year. Management has evaluated subsequent events for potential recognition and/or disclosure through November 9, 2009, the date these consolidated financial statements were issued. See Note 9 for additional information on subsequent events.

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

Earnings per share is computed based on the weighted average number of shares outstanding during each period end. A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(Amounts in thousands)	2009	2008	2009	2008
Weighted average shares outstanding (basic)	3,841	3,824	3,835	3,831
Impact of common stock equivalents	––	1	––	3
Weighted average shares outstanding (diluted)	3,841	3,825	3,835	3,834

Note 2 – Recent Accounting Pronouncements

In June 2009, the FASB issued ASU No. 2009-01 (formerly Statement No. 168), “Topic 105 – Generally Accepted Accounting Principles – FASB Accounting Standards Codification and the Heirarchy of Generally Accepted Accounting Principles.” The Codification is the single source of authoritative nongovernmental U.A. generally accepted accounting principles (GAAP). The codification does not change current GAAP but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. The Corporation adopted this standard for the interim reporting period ending September 30, 2009. The adoption of this statement did not have a material impact on the Corporation’s operating results or financial positions.

5

FRANKLIN FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FSP FAS 132(R)-1 “Employers’ Disclosures about Postretirement Benefit Plan Assets”

In December 2008, the FASB issued FSP FAS 132(R)-1, (ASC 715) Employers’ Disclosures about Postretirement Benefit Plan Assets.” ASC 715 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets shall be provided for fiscal years ending after December 15, 2009. The Corporation is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R) (Not Yet Included in the Codification).” Generally, SFAS 167 was issued to improve the financial reporting by companies involved with variable interest entities. Specifically, it addresses the effects on some provisions of FASB Interpretation No. 46 (revised December 2003) (ASC 810), “Consolidation of Variable Interest Entities,” namely, how to account for the elimination of the qualifying special purpose concept in FASB Statement No. 166, “Accounting for Transfers of Financial Assets” (see below). It also addresses concerns about the accounting and disclosures required by Interpretation 46 (R) (ASC 810-10-05), especially the timeliness and usefulness of information about an enterprise’s involvement in a variable interest entity. The adoption of SFAS 167 will be effective as of the beginning of each reporting entity’s first annual reporting period beginning after November 15, 2009, and all interim periods within that fiscal year and interim and annual reporting periods thereafter. The Corporation does not expect the adoption of SFAS 167 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140” (Not Yet Included in the Codification). SFAS 166 improves the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about transfers of financial assets. Furthermore, this Statement will address the effects of a transfer on an entity’s financial position, performance and cash flow, as well as any continuing involvement by the transferor. The adoption of SFAS 166 will be effective for the financial statements issued for the first annual reporting period beginning after November 15, 2009, and all interim periods within those fiscal years and interim and annual reporting periods thereafter. The Corporation does not expect the adoption of SFAS 166 to have a material impact on its consolidated financial statements.

Note 3 – Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on available-for-sale securities and derivatives and the change in plan assets and benefit obligations on the Bank’s pension plan, net of tax, that are recognized as separate components of shareholders’ equity.

FRANKLIN FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The components of other comprehensive income (loss) and related tax effects are as follows:

(Amounts in thousands)	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2009	2008	2009	2008
Net Income	$1,083	$2,612	$4,822	$7,594

Securities:
Unrealized gains (losses) arising during the period	2,201	(2,176)	2,005	(5,285)
Reclassification adjustment for losses included in net income	267	343	635	446
Net unrealized gains (losses)	2,468	(1,833)	2,640	(4,839)
Tax effect	(839)	623	$(898)	$1,646
Net of tax amount	1,629	(1,210)	1,742	(3,193)

Derivatives:
Unrealized (losses) gains arising during the period	(424)	(317)	461	(548)
Reclassification adjustment for losses included in net income	179	108	530	225
Net unrealized (losses) gains	(245)	(209)	991	(323)
Tax effect	84	72	(337)	110
Net of tax amount	(161)	(137)	654	(213)

Total other comprehensive income (loss)	1,468	(1,347)	2,396	(3,406)
Total Comprehensive Income	$2,551	$1,265	$7,218	$4,188

The components of accumulated other comprehensive income (loss) included in shareholders' equity are as follows:

	September 30	December 31
	2009	2008
Net unrealized losses on securities	$(1,832)	$(4,471)
Tax effect	623	1,520
Net of tax amount	(1,209)	(2,951)

Net unrealized losses on derivatives	(1,486)	(2,477)
Tax effect	505	842
Net of tax amount	(981)	(1,635)

Accumulated pension adjustment	(4,804)	(4,805)
Tax effect	1,633	1,634
Net of tax amount	(3,171)	(3,171)
Total accumulated other comprehensive loss	$(5,361)	$(7,757)

Note 4 – Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Bank generally holds collateral and/or personal guarantees supporting these commitments. The Bank had $23.9 million and $32.1 million of standby letters of credit as of September 30, 2009 and December 31, 2008, respectively. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The amount of the liability as of September 30, 2009 and December 31, 2008 for guarantees under standby letters of credit issued was not material.

FRANKLIN FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 5 – Investments

The amortized cost and estimated fair value of investment securities available for sale as of September 30, 2009 and December 31, 2008 is:

Amounts in thousands) 9/30/2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities	$5,344	$55	$(1,332)	$4,067
U.S. Treasury securities and obligations of U.S.
Government agencies	41,374	595	(192)	41,777
Obligations of state and political subdivisions	42,048	1,892	(25)	43,916
Corporate debt securities	9,976	––	(3,016)	6,960
Mortgage-backed securities
Agency	53,087	1,575	(57)	54,605
Non Agency	6,319	––	(1,288)	5,031
Asset-backed securities	86	––	(39)	47
	$158,236	$4,117	$(5,949)	$156,404

12/31/2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities	$5,783	$18	$(955)	$4,846
U.S. Treasury securities and obligations of U.S.
Government agencies	29,548	770	(287)	30,031
Obligations of state and political subdivisions	45,518	824	(659)	45,683
Corporate debt securities	12,868	––	(3,888)	8,980
Mortgage-backed securities
Agency	50,667	889	(106)	51,450
Non Agency	7,551	––	(1,033)	6,518
Asset-backed securities	95	––	(44)	51
	$152,030	$2,501	$(6,972)	$147,559

The following table reflects temporary impairment in the investment portfolio (excluding restricted stock), aggregated by investment category, length of time that individual securities have been in a continuous unrealized loss position and the number of securities in each category as of September 30, 2009 and December 31, 2008:

	September 30, 2009
	Less than 12 Months			12 Months or more			Total
(Amounts in thousands)	Fair Value	Unrealized Losses	Number	Fair Value	Unrealized Losses	Number	Fair Value	Unrealized Losses	Number
Equity securities	$455	$(433)	6	$1,363	$(899)	21	$1,818	$(1,332)	27
U.S. Treasury securities and obligations of U.S.
Government agencies	8,839	(14)	14	11,543	(178)	22	20,382	(192)	36
Obligations of state and political subdivisions	2,322	(13)	3	295	(11)	1	2,618	(25)	4
Corporate debt securities	––	––	––	6,860	(3,016)	11	6,860	(3,016)	11
Mortgage-backed securities
Agency	9,769	(57)	7	99	––	1	9,869	(57)	8
Non Agency	––	––	––	5,031	(1,288	7	5,031	(1,288)	7
Asset-backed securities	––	––	––	47	(39)	3	47	(39)	3
Total temporarily impaired securities	$21,386	$(517)	30	$25,239	$(5,431)	66	$46,625	$(5,949)	96

FRANKLIN FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	December 31, 2008
	Less than 12 Months			12 Months or more			Total
(Amounts in thousands)	Fair Value	Unrealized Losses	Number	Fair Value	Unrealized Losses	Number	Fair Value	Unrealized Losses	Number
Equity securities	$1,933	$(701)	17	$382	$(254)	8	$2,315	$(955)	25
U.S. Treasury securities and obligations of U.S.
Government agencies	7,018	(69)	27	10,113	(218)	15	17,131	(287)	42
Obligations of state and political subdivisions	14,137	(659)	32	––	––	––	14,137	(659)	32
Corporate debt securities	3,722	-448	4	5,158	(3,440)	9	8,880	(3,888)	13
Mortgage-backed securities
Agency	6,689	(70)	9	1,257	(36)	4	7,946	(106)	13
Non Agency	6,517	(1,033)	7	––	––	––	6,517	(1,033)	7
Asset-backed securities	16	(7)	1	35	(37)	2	51	(44)	3
Total temporarily impaired securities	$40,032	$(2,987)	97	$16,945	$(3,985)	38	$56,977	$(6,972)	135

For more information concerning investments, refer to the Investment Securities discussion in the Financial Condition section.

Note 6 – Pensions

The components of pension expense for the periods presented are as follows:

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(Amounts in thousands)	2009	2008	2009	2008
Components of net periodic (benefit) cost:
Service cost	$85	$88	$340	$358
Interest cost	181	138	725	678
Expected return on plan assets	(190)	(233)	(760)	(929)
Amortization of prior service cost	(31)	7	(125)	(128)
Recognized net actuarial loss	82	––	330	––
Net periodic cost (benefit)	$127	$––	$510	$(21)

The Bank expects its pension expense to increase by more than $500 thousand in 2009 compared to 2008 solely as a result of the low rate environment and its affect on plan performance. The Bank expects to contribute $243 thousand to its pension plan for 2009. This amount represents the minimum required contribution as defined in the Pension Protection Act.

Note 7 – Fair Value Measurements

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

The Corporation adopted FASB ASC Topic 820, Fair Value Measurements and Disclosures for financial assets and liabilities on January 1, 2008, which establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under FASB ASC Topic 820 are as follows:

Level 1:

Unadjusted quoted prices in active markets that are accessible at the measurement date for identical,unrestricted assets or liabilities.

FRANKLIN FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollars in Thousands)

Asset Description	Fair Value at September 30, 2009	Level 1	Level 2	Level 3

Investment securities available for sale	$156,404	$4,067	$152,337	$––
Total assets	$156,404	$4,067	$152,337	$––

Liability Description

Interest rate swaps	$1,486	$––	$1,486		$––
Total liabilities	$1,486	$––	$1,486	$

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

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollars in Thousands)

Asset Description	Fair Value at September 30, 2009	Level 1	Level 2	Level 3

Impaired loans	$19,971	$––	$––	$19,971
Other real estate owned	504	––	––	504
Mortgaging servicing rights	746	––	––	746
Total assets	$21,221	$––	$––	$21,221

The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Corporation’s financial instruments at September 30, 2009:

FRANKLIN FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Cash and Cash Equivalents:

For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Investment securities:

The fair value of investment securities is determined in accordance with the methods described under FASB ASC Topic 820.

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

Interest rate swaps:

The fair value of the interest rate swaps is determined in accordance with the methods described under FASB ASC Topic 820.

FRANKLIN FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Off balance sheet financial instruments:

Outstanding commitments to extend credit and commitments under standby letters of credit include fixed and variable rate commercial and consumer commitments. The fair value of the commitments is estimated using the fees currently charged to enter into similar agreements.

The estimated fair value of the Corporation's financial instruments are as follows:

	September 30, 2009		December 31, 2008
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and equivalents	$26,677	$26,677	$16,713	$16,713
Investment securities available for sale	156,404	156,404	147,559	147,559
Restricted stock	6,482	6,482	6,482	6,482
Net loans	724,333	723,789	668,860	692,239
Accrued interest receivable	3,828	3,828	3,751	3,751
Mortgage servicing rights	746	746	863	863

Financial liabilities:
Deposits	$709,851	$714,072	$627,341	$626,909
Securities sold under agreements to repurchase	63,327	63,327	64,312	64,312
Short-term borrowings	9,900	9,900	18,850	18,850
Long-term debt	103,007	106,492	106,141	111,193
Accrued interest payable	1,610	1,610	1,481	1,481
Interest rate swaps	1,486	1,486	2,477	2,477

Off Balance Sheet financial instruments:
Commitments to extend credit	––	––	––	––
Standby letters-of-credit	––	––	––	––

Note 8 – Financial Derivatives

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

Information regarding the interest rate swap as of September 30, 2009 follows:

(Dollars in Thousands) Notional	Maturity	Interest Rate		Amount Expected to be Expensed into Earnings within the
Amount	Date	Fixed	Variable	next 12 Months

$10,000	5/30/2013	3.60%	0.17%	$343
$10,000	5/30/2015	3.87%	0.17%	$370

The variable rate is indexed to the 91-day Treasury Bill auction (discount) rate and resets weekly.

Derivatives with a positive fair value are reflected as other assets in the balance sheet while those with a negative fair value are reflected as other liabilities. The swaps added $530 thousand to interest expense in the first nine months of 2009. As short-term interest rates decrease, the net expense of the swap increases. As short-term rates increase, the net expense of the swap decreases.

FRANKLIN FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Fair Value of Derivative Instruments in the Consolidated Balance Sheets were as follows as of September 30, 2009:

Fair Value of Derivative Instruments Designated
as Hedging Instruments Under Statement 133
(Dollars in thousands)	Liability Derivatives
9/30/2009
Type	Balance Sheet Location	Fair Value
Interest rate contracts	Other liabilities	$ 1,486

The Effect of Derivative Instruments on the Statement of Financial Performance for the Nine Months Ended September 30, 2009 follows:

Derivatives in Statement 133 Cash Flow Hedging Relationships
(Dollars in thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing
Type	9/30/2009		9/30/2009		9/30/2009
Interest rate contracts	$654	Interest Expense	$(530)	Other income (expense)	$––

Note 9 – Subsequent Events

Subsequent events have been evaluated for potential recognition and/or disclosure through November 9, 2009, the date the consolidated financial statements were issued. The following information is disclosed as a nonrecognized subsequent event:

The Bank owns a $1 million debt security ($665 thousand market value) issued by CIT Group, Inc. that matures on November 3, 2010. On October 1, 2009 CIT announced a plan for debt restructuring (exchange offer) and a proposal for debt restructuring (bankruptcy reorganization). Under the plans, existing bondholders would receive a combination of new secured debt plus either preferred or common shares. The actual mix of debt and equity received is dependent on the vote of bondholders for or against either or both offers.

On November 2, 2009, CIT announced only the bankruptcy reorganization plan was approved by bondholders and CIT subsequently filed for bankruptcy. Under the bankruptcy organization, bondholders are expected to receive $.70 per $1.00 of bond value plus common equity shares. However, the total recovery of bondholders will not be known until CIT exits bankruptcy, expected by December 31, 2009. A current estimate of the final recovery by bondholders is expected to range from 65% - 85% of pre-bankruptcy value. However, the range could be larger than current estimates. Upon completion of the bankruptcy, the Bank will evaluate its bond and it is expected that a loss will be recorded prior to December 31, 2009.

Note 10 – Federal Deposit Insurance Corporation (FDIC) Assessments

On September 29, 2009, the FDIC issued a proposal to amend its assessment regulations to require insured depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. This proposal indicates that depository institutions are to prepay their assessments on December 30, 2009. Should this proposed rule become final, the Corporation estimates its prepaid assessment to be approximately $4.0 million.

Note 11 – Reclassifications

Certain prior period amounts may have been reclassified to conform to the current year presentation. Such reclassifications did not affect reported net income.

Item 2

Management’s Discussion and Analysis of Results of Operations and Financial ConditionFor the Three and Nine Month Periods Ended September 30, 2009 and 2008

Forward Looking Statements

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

Results of Operations

Year-to-Date Summary

The Corporation reported net income for the nine months ended September 30, 2009 of $4.8 million. This is a 37% decrease versus net income of $7.6 million for the same period in 2008. Total revenue (interest income and noninterest income) decreased $1.3 million year-over-year, due primarily to the lower interest rate environment and its negative effect on interest income. The provision for loan losses was $2.7 million for the period, $1.9 million more than in 2008. Diluted earnings per share decreased to $1.26 in 2009 from $1.98 in 2008. Total assets were $975.6 million at September 30, 2009, an increase of $73.1 million from year-end 2008. Net loans grew to $724.3 million, while total deposits grew to $709.9 million.

Other key performance ratios as of, or for the nine months ended September 30, 2009 (on an annualized basis) are listed below:

	2009	2008
Return on average equity (ROE)	8.34%	12.62%
Return on average assets (ROA)	.66%	1.18%
Return on average tangible average equity(1)	10.79%	15.43%
Return on average tangible average assets(1)	.73%	1.25%
Net interest margin	3.44%	4.04%
Efficiency ratio	65.50%	58.06%

———————

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
Impairment)

A more detailed discussion of the operating results for the three and nine months ended September 30, 2009 follows:

Comparison of the three months ended September 30, 2009 to the three months ended September 30, 2008:

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

Interest income for the third quarter of 2009 decreased to $11.0 million from $11.6 million during the third quarter of 2008. Average interest-earning assets increased by $114.0 million from the third quarter of 2008, however the yield on these assets decreased by 102 basis points. The average balance on investment securities decreased $5.7 million quarter over quarter due to pay downs and maturities in the portfolio, net of investment purchases. Total average loans increased $82.9 million (13.1%) quarter over quarter. Average commercial loans increased $98.8 million, but the increase was partially offset by a decrease in average mortgage and consumer loans. Average mortgage loans decreased $9.7 million, as the majority of new mortgage originations are sold in the secondary market and the portfolio continues to runoff. Average consumer loans decreased $12.4 million, as consumers continue to borrow less during the economic recession.

Interest expense was $3.7 million for the third quarter, a decrease of $239 thousand from the third quarter of 2008 total of $4.0 million. Average interest-bearing liabilities increased to $807.3 million in the third quarter of 2009 from an average balance of $691.7 million during the same period in 2008, an increase of $115.6 million. The average cost of these liabilities decreased from 2.29% to 1.84%. Average interest-bearing deposits increased $119.2 million, due to increases in money management accounts ($16.3 million) and certificates of deposit ($91.0 million), but the cost decreased from 2.06% to 1.65%. Securities sold under agreements to repurchase have decreased $12.4 million on average over the prior year third quarter and the average rate has decreased from 1.75% to .25%.  The average balance of long-term debt increased over $25.8 million due to the Bank taking additional advances from the Federal Home Loan Bank of Pittsburgh (FHLB), near the end of 2008, and was the primary reason for the increase in interest expense for this liability. However, the cost of this funding has decreased as higher rate advances have matured or been paid-off.

The changes in the balance sheet and interest rates resulted in a decrease in net interest income of $367 thousand to $7.2 million for the third quarter of 2009 compared to $7.6 million for the third quarter of 2008. The Bank’s net interest margin decreased from 3.93% to 3.27% in 2009. The decrease in the net interest margin is due to the yield on interest-bearing assets (mainly variable rate commercial loans) decreasing 102 basis points, while the yield on interest-earning liabilities only decreased 45 basis points. An extended period of low market interest rates is likely to continue to reduce the net interest margin because liability rates can no longer be significantly reduced.

The following table shows a comparative analysis of average balances, asset yields and funding costs for the three months ended September 30, 2009 and 2008. These components drive changes in net interest income.

	For the Three Months Ended September 30
	2009			2008
(Dollars in thousands)	Average Balance	Tax Equivalent Interest	Average yield/’rate	Average Balance	Tax Equivalent Interest	Average yield/’rate
Interest-earning assets
Federal funds sold and interest-bearing balances	$37,050	$14	0.15%	$316	$1	1.81%
Investment securities	155,018	1,601	4.13%	160,677	2,058	5.12%
Loans	717,620	9,621	5.29%	634,683	9,827	6.12%
Total interest-earning assets	$909,689	11,236	4.90%	$795,676	11,886	5.92%

Interest-bearing liabilities
Interest-bearing deposits	$639,118	2,659	1.65%	$519,886	2,698	2.06%
Securities sold under agreements to repurchase	64,112	40	0.25%	76,514	337	1.75%
Short-term borrowings	954	2	0.83%	17,995	102	2.25%
Long-term debt	103,181	1,040	4.00%	77,350	843	4.32%
Total interest-bearing liabilities	$807,365	3,741	1.84%	$691,745	3,980	2.29%
Interest spread			3.06%			3.63%
Tax equivalent net interest income/Net interest margin		7,495	3.27%		7,906	3.93%
Tax equivalent adjustment		(252)			(296)
Net interest income		$7,243			$7,610

All amounts have been adjusted  to a tax-equivalent basis using a tax rate of 34%.  Investments include the average unrealized gains or losses.

Dividend income is reported as taxable income but is adjusted for the dividend received deduction.  Loan balances include nonaccruing loans, loans held for sale, and are gross of the allowance for loan losses.

Provision for Loan Losses

For the third quarter of 2009, the provision expense was $1.6 million versus $273 thousand for the same period in 2008. For more information concerning loan quality and the allowance for loan losses, refer to the Loan discussion in the Financial Condition section.

Noninterest Income

For the three months ended September 30, 2009, noninterest income increased $71 thousand to $2.0 million, compared to $1.9 million for the third quarter of 2008. Investment and trust service fees decreased in total, but asset management fees increased, while estate fees and investment commissions decreased quarter over quarter. Mortgage banking fees increased quarter to quarter due to a net impairment recovery in 2009, compared to net impairment charge in 2008. Deposit service charges and other service charges remained flat in 2009, but the composition of the fees changed. In 2009, account analysis fees have increased, while overdraft protection fees have decreased compared to 2008. No other than temporary impairment charges were recognized on equity securities in the quarter, compared to $199 thousand in 2008. The Corporation took losses of $267 thousand on one debt security and one equity security during the quarter ended September 30, 2009.

	For the Three MonthsEnded September 30		Change
	2009	2008	Amount	%
Noninterest Income
Investment and trust services fees	$866	$891	($25)	(2.8)
Loan service charges	189	227	(38)	(16.7)
Mortgage banking activities	19	(36)	55	(152.8)
Deposit service charges and fees	678	674	4	0.6
Other service charges and fees	322	308	14	4.5
Increase in cash surrender value of life insurance	158	164	(6)	(3.7)
Equity method investment	––	(5)	5	(100.0)
Other	17	31	(14)	(45.2)
Impairment writedown on equity securities	––	(199)	199	(100.0)
Securities losses, net	(267)	(144)	(123)	85.4
Total noninterest income	$1,982	$1,911	$71	3.7

Noninterest Expense

Noninterest expense for the third quarter of 2009 totaled $6.5 million compared to $5.6 million in the third quarter of 2008. The increase in salaries and benefits was due primarily to pension expense of $127 thousand, compared to no pension expense in the same period in 2008. The increase in pension expense is the result of the low rate environment and its affect on pension plan performance and pension obligations. Health insurance expense also increased $68 thousand quarter over quarter, due to adding additional employees and higher costs. Depreciation expense increased due to the renovations of several offices and the addition of the Camp Hill office and was the main cause of the increase in net occupancy expense. Advertising expense decreased $222 thousand due to expenses in 2008 for the production of a customer education website. Legal fees increased over the same period in 2008 due to expenses from several ongoing lawsuits stemming from activities at Community Financial, Inc prior to its acquisition. The Pennsylvania bank shares tax expense increased $142 in 2009, as 2008 included a tax adjustment from the Pennsylvania Department of Revenue. Intangible amortization increase $27 thousand from the amortization of the customer list intangible asset booked with the acquisition of Community Financial, Inc. in the fourth quarter of 2008. FDIC Insurance increased $234 thousand as the FDIC expense in 2008 was offset by the use of FDIC premium credits. The increase in other expenses was primarily the result of a reclassification of expenses in 2008 from other expenses to legal fees.

	For the Three Months Ended September 30		Change
	2009	2008	Amount	%
Noninterest Expense
Salaries and benefits	$3,121	$2,940	$181	6.2
Net occupancy expense	495	426	69	16.2
Furniture and equipment expense	216	206	10	4.9
Advertising	334	556	(222)	(39.9)
Legal and professional fees	614	348	266	76.4
Data processing	383	350	33	9.4
Pennsylvania bank shares tax	143	1	142	14,200.0
Intangible amortization	117	90	27	30.0
FDIC insurance	234	––	234	––
Other	808	690	118	17.1
Total noninterest expense	$6,465	$5,607	$858	15.3

Income taxes

Federal income tax expense was $33 thousand for the third quarter of 2009 compared to $1.0 million in 2008. The effective tax rate for the third quarter of 2009 was 3.0 and 28.3 for 2008. The decrease in the effective tax rate was caused by a significant reduction in pre-tax income in the third quarter caused by the increase in provision expense. All taxable income for the Corporation is taxed at a rate of 34%.

Comparison of the nine months ended September 30, 2009 to the nine months ended September 30, 2008:

Net Interest Income

Interest income for the first nine months of 2009 decreased to $32.8 million from $34.5 million during the first nine months of 2008. Average interest-earning assets increased by $102.4 million, however the yield on these assets decreased by 96 basis points. The average balance on investment securities decreased $10.2 million year over year due to pay downs and maturities in the portfolio, net of investment purchases. Total average loans increased $95.3 million (15.7%) year over year. Average commercial loans increased $111.5 million during the first nine months of 2009. However, new commercial loan production is at lower rates than much of the current portfolio, causing a reduction in portfolio yields. Continuing the trend from 2008, average outstanding mortgage loans decreased $11.1 million as the majority of new mortgage originations are sold in the secondary market and the portfolio continues to runoff. Average consumer loans decreased $5.1 million, as consumers continue to borrow less during the economic recession.

Interest expense was $11.0 million for the first nine months of 2009, a decrease of $965 thousand from $11.9 million in 2008. Average interest-bearing liabilities increased to $772.8 million compared to an average balance of $667.7 million during the same period in 2008, an increase of $105.1 million, due to increases in Now accounts and certificates of deposit. The average cost of these liabilities decreased from 2.39% to 1.90%, as liability rates followed the downward trend of market rates. Average interest-bearing deposits increased $85.1 million due to increases in NOW accounts ($15.0 million) and certificates of deposit ($71.9 million), but the cost decreased from 2.12% to 1.72%. Securities sold under agreements to repurchase have decreased $7.2 million on average over the prior year and the average rate decreased from 2.25% to .25%.  The average balance of long-term debt increased $34.1 million due to the Bank taking additional low-rate advances in the latter part of 2008 from FHLB and was the primary reason for the increase in interest expense for this liability.

The changes in the balance sheet and interest rates resulted in a decrease in net interest income of approximately $766 thousand to $21.8 million for the first nine months of 2009 compared to $22.6 million for the same period in 2008. The Bank’s net interest margin decreased from 4.04% to 3.44% in 2009. The decrease in the net interest margin is due to the yield on interest-bearing assets decreasing 96 basis points (mainly variable rate commercial loans), while the yield on interest-earning liabilities only decreased 49 basis points. An extended period of low market interest rates is likely to continue to reduce the net interest margin because liability rates can no longer be significantly reduced.

The following table shows a comparative analysis of average balances, asset yields and funding costs for the nine months ended September 30, 2009 and 2008. These components drive changes in net interest income.

	For the Nine Months Ended September 30
	2009			2008
(Dollars in thousands)	Average balance	Tax Equivalent Interest	Average yield/’rate	Average balance	Tax Equivalent Interest	Average yield/’rate
Interest-earning assets
Federal funds sold and interest-bearing balances	$19,024	$21	0.15%	$1,686	$42	3.27%
Investment securities	152,735	5,164	4.51%	162,974	6,402	5.24%
Loans	700,647	28,401	5.39%	605,315	29,004	6.35%
Total interest-earning assets	$872,406	33,586	5.15%	$769,975	35,448	6.11%

Interest-bearing liabilities
Interest-bearing deposits	$596,189	7,677	1.72%	$511,103	8,150	2.12%
Securities sold under agreements to repurchase	69,529	130	0.25%	76,749	1,295	2.25%
Short-term borrowings	2,546	13	0.68%	9,414	165	2.33%
Long-term debt	104,537	3,145	4.02%	70,445	2,320	4.39%
Total interest-bearing liabilities	$772,801	10,965	1.90%	$667,711	11,930	2.39%
Interest spread			3.25%			3.72%
Tax equivalent net interest income/Net interest margin		22,621	3.44%		23,518	4.04%
Tax equivalent adjustment		(801)			(932)
Net interest income		$21,820			$22,586

All amounts have been adjusted  to a tax-equivalent basis using a tax rate of 34%.  Investments include the average unrealized gains or losses.

Dividend income is reported as taxable income but is adjusted for the dividend received deduction.  Loan balances include nonaccruing loans, loans held for sale, and are gross of the allowance for loan losses.

Provision for Loan Losses

The Corporation recorded $2.7 million in provision expense during the first nine months of 2009 versus $778 thousand for the same period in 2008. For more information concerning loan quality and the allowance for loan losses, refer to the Loan discussion in the Financial Condition section.

Noninterest Income

Noninterest income was $6.6 million in the first nine months of 2009, $481 thousand more than the first nine months of 2008 total of $6.2 million. Investment and trust service fees remained flat, but asset management fees increased, while estate fees and investment commissions decreased year over year. Loan service charges increased by $216 thousand due to a high volume of mortgage originations driven by the low rate environment. Mortgage banking fees have remained flat year over year; however, the composition of the fees has changed. The Corporation realized a larger net impairment recovery in the first nine months of 2009 versus the same period in 2008, while mortgage servicing income and gains on sale of mortgages decreased in 2009 compared to the same period in 2008. Deposit fees also remained flat and saw a change in the composition of deposit fees year over year. The Bank recorded less fee income from its overdraft protection program, but higher fees from commercial cash management services. Other service charges and fees increased primarily due to fee income from customer check orders. During 2008, the Corporation had an investment in American Home Bank, N.A (AHB) that was accounted for using the equity method of accounting. This investment produced a loss of $127 thousand in the first nine months of 2008. On December 31, 2008, First Chester County Corporation (FCEC) completed its acquisition of AHB. The Corporation discontinued the equity method of accounting on this investment and no income was recognized in 2009 under the equity method of accounting. Other income increased $306 thousand due to income from the benefits on a life insurance policy ($278 thousand) in 2009. For the first nine months of 2009, the Corporation took write-downs of $422 thousand on four equity securities it considered to be other than temporarily impaired as compared to $631 thousand the previous year. Net securities losses of $212 thousand were recognized in the first nine months of 2009, compared to net securities gains of $185 thousand in 2008.

The following table provides more information about noninterest income:

	For the Three Months Ended September 30		Change
	2009	2008	Amount	%
Noninterest Income
Investment and trust services fees	$2,622	$2,651	$(29)	(1.1)
Loan service charges	844	628	216	34.4
Mortgage banking activities	109	100	9	9.0
Deposit service charges and fees	1,911	1,900	11	0.6
Other service charges and fees	963	921	42	4.6
Increase in cash surrender value of life insurance	482	495	(13)	(2.6)
Equity method investment	––	(127)	127	(100.0)
Other	341	35	306	874.3
Impairment writedown on equity securities	(422)	(631)	209	(33.1)
Securities gains (losses), net	(212)	185	(397)	(214.6)
Total noninterest income	$2,622	$6,157	$481	7.8

Noninterest Expense

During the first nine months of 2009, noninterest expense increased $2.1 million to $19.6 million from $17.5 million in 2008. Salaries and benefits increased $376 thousand primarily due to an increase in pension expense of $383 thousand compared to the same period in 2008. The increase in pension expense is the result of the low rate environment and its affect on pension plan performance and pension obligations. Net occupancy increased $116 thousand caused by increased depreciation expense from the renovations of several offices and the addition of the Camp Hill office. Advertising expense decreased $257 thousand due to expenses in 2008 for the production of a customer education website. Data processing expenses were up $99 thousand due to the implementation of remote deposit capture and electronic check presentment services. These services have provided convenience and service benefits to our customers and improved operational efficiency to the Bank. The Pennsylvania bank shares tax expense increased $93 thousand, as 2008 included a tax adjustment from the Pennsylvania Department of Revenue. Intangible amortization increased $80 thousand from the amortization of the customer list intangible asset booked with the acquisition of Community Financial, Inc. in the fourth quarter of 2008. Other noninterest expense increased $241 thousand during the first nine months due to a prepayment penalty on a high-rate term loan from the FHLB and the write-down of leasehold improvements from closing a branch location in the second quarter.

FDIC insurance expense increased $1.0 million to $1.1 million compared to $105 thousand for the same period in 2008 due to a $450 thousand FDIC special assessment and an increase in the 2009 assessment rates. The FDIC insurance expense in the first nine months of 2008 was partially offset by the use of FDIC premium credits. These credits were completely used in 2008.

The following table provides more information about noninterest expense:

	For the Nine Months Ended September 30		Change
	2009	2008	Amount	%
Noninterest Expense
Salaries and benefits	$9,400	$9,024	$376	4.2
Net occupancy expense	1,451	1,335	116	8.7
Furniture and equipment expense	646	632	14	2.2
Advertising	1,068	1,325	(257)	(19.4)
Legal and professional fees	1,158	872	286	32.8
Data processing	1,219	1,120	99	8.8
Pennsylvania bank shares tax	431	338	93	27.5
Intangible amortization	351	271	80	29.5
FDIC insurance	1,148	105	1,043	993.3
Other	2,709	2,468	241	9.8
Total noninterest expense	$19,581	$17,490	$2,091	12.0

Income taxes

Federal income tax expense was $1.4 million in 2009 and $2.9 million for 2008. The effective tax rate for 2009 was 22.4 and 27.5% for 2008. The decrease in the effective tax rate was caused by the reduction in income in the third quarter caused by the increase in provision expense and the FDIC special assessment. All taxable income for the Corporation is taxed at a rate of 34%.

Financial Condition

At September 30, 2009, assets totaled $975.6 million, an increase of $73.1 million from the 2008 year-end balance of $902.5 million. Both deposit and loan growth have been strong with deposits up $82.5 million and net loans up $55.5 million. Because investment purchase activity has been limited, interest-bearing deposits at banks increased by approximately $15.0 million since year-end.

Investment Securities:

The investment portfolio remained flat year over year. The Corporation’s investment activity consisted primarily of replacing only those securities needed for collateral. The majority of the investment purchases in 2009 were comprised of U.S. Government Agency notes and mortgage backed securities.

The equity portfolio is comprised of bank stocks and the Bank and the Corporation each maintain separate equity investments. The municipal bond portfolio is well diversified geographically and is comprised primarily of general obligation bonds with credit enhancements in the form of private bond insurance or other credit enhancements. The Bank holds eleven corporate bonds. Seven bonds are single issuer trust preferred bonds. The majority of the mortgage backed security portfolio is comprised of U.S. Government Agency products. However, the Bank has 7 private label “Alt-A”, mortgage backed securities. Alt-A loans are first-lien residential mortgages that generally conform to traditional “prime” credit guidelines; however, loan factors such as the loan-to-value ratio, loan documentation, occupancy status or property type cause these loans not to qualify for standard underwriting programs.

Amounts in thousands) 9/30/2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities	$5,344	$55	$(1,332)	$4,067
U.S. Treasury securities and obligations of U.S.
Government agencies	41,374	595	(192)	41,777
Obligations of state and political subdivisions	42,048	1,892	(25)	43,916
Corporate debt securities	9,976	––	(3,016)	6,960
Mortgage-backed securities
Agency	53,087	1,575	(57)	54,605
Non Agency	6,319	––	(1,288)	5,031
Asset-backed securities	86	––	(39)	47
	$158,236	$4,117	$(5,949)	$156,404

12/31/2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities	$5,783	$18	$(955)	$4,846
U.S. Treasury securities and obligations of U.S.
Government agencies	29,548	770	(287)	30,031
Obligations of state and political subdivisions	45,518	824	(659)	45,683
Corporate debt securities	12,868	––	(3,888)	8,980
Mortgage-backed securities
Agency	50,667	889	(106)	51,450
Non Agency	7,551	––	(1,033)	6,518
Asset-backed securities	95	––	(44)	51
	$152,030	$2,501	$(6,972)	$147,559

At September 30, 2009, the investment portfolio contained 96 securities with $46.6 million of temporarily impaired fair value and $5.9 million in unrealized losses. The fair value of temporarily impaired securities, the unrealized loss and the number of securities are lower than at year-end 2008. Financial assets continue to experience pricing pressure as the recession moves throughout all sectors of the economy. For these securities, Management applies a systematic methodology in order to perform an assessment of the potential for “other-than-temporary” impairment. In the case of debt securities, investments considered for “other-than-temporary” impairment: (1) had a specified maturity or repricing date; (2) were generally expected to be redeemed at par, and (3) were expected to achieve a recovery in market value within a reasonable period of time. The Bank does not intend to sell these securities and it is not expected that it will be required to sell these securities before maturity. Accordingly, the impairments identified on debt securities and subjected to the assessment at September 30, 2009 were deemed to be temporary and required no further adjustment to the financial statements.

 The majority of the unrealized loss is in the corporate debt portfolio ($3.0 million) and has existed for more than one year. Within this sector, $2.5 million of the unrealized loss is in 7 trust preferred securities. However, this unrealized loss represents a slight improvement over the year-end trust preferred unrealized loss of $2.7 million. The trust preferred securities held by the Bank are all single entity issues that continue to perform; however, due to the nature of trust-preferred securities, the long final maturities have compounded the price declines. All of the trust preferred issues are from companies that have received money from the Troubled Asset Relief Program (TARP) established by the Emergency Economic Stabilization Act of 2008 (EESA) in order to boost their capital position. Management believes that all of the trust preferred securities will continue to perform as expected until maturity.

The largest unrealized loss in the mortgage backed security portfolio is in the non-agency private label “Alt-A” sector. The Alt-A product is comprised of fixed-rate product that was originated between 2004 and 2006. All of these bonds have some type of credit support tranche that will absorb any loss prior to losses at the senior tranche held by the Bank. At September 30, 2009, the amount of credit support on these bonds ranged from 3.70% to 11.28%. The Bank monitors the performance of the Alt-A investments on a regular basis and reviews default rates, credit support levels and various cash flow stress test scenarios. Management believes that these investments do not offer any undue risk of loss.

Equity securities are assessed for “other-than-temporary” impairment based on the length of time of impairment, dollar amount of the impairment and general market conditions relating to specific issues. Unrealized losses on equity securities continued to increase throughout 2009, despite the recognition of other than temporary impairment charges. In 2008, most of the price depreciation occurred in regional and national bank stocks. In 2009, most the price depreciation has occurred in community bank stocks. Based on Management’s review, equity write-downs of $422 thousand were taken in 2009. It is possible that additional write-downs may be required in 2009.

The following table reflects temporary impairment in the investment portfolio (excluding restricted stock), aggregated by investment category, length of time that individual securities have been in a continuous unrealized loss position and the number of securities in each category as of September 30, 2009 and December 31, 2008:

	September 30, 2009
	Less than 12 Months			12 Months or More			Total
(Amounts in thousands)	Fair Value	Unrealized Losses	Number	Fair Value	Unrealized Losses	Number	Fair Value	Unrealized Losses	Number
Equity securities	$455	$(433)	6	$1,363	$(899)	21	$1,818	$(1,332)	27
U.S. Treasury securities and obligations of U.S.
Government agencies	8,839	(14)	14	11,543	(178)	22	20,382	(192)	36
Obligations of state and political subdivisions	2,322	(13)	3	295	(11)	1	2,618	(25)	4
Corporate debt securities	––	––	––	6,860	(3,016)	11	6,860	(3,016)	11
Mortgage-backed securities
Agency	9,769	(57)	7	99	––	1	9,869	(57)	8
Non Agency	––	––	––	5,031	(1,288)	7	5,031	(1,288)	7
Asset-backed securities	––	––	––	47	(39)	3	47	(39)	3
Total temporarily impaired securities	$21,386	$(517)	30	$25,239	$(5,431)	66	$46,625	$(5,949)	96

	December 31, 2008
	Less than 12 Months			12 Months or More			Total
(Amounts in thousands)	Fair Value	Unrealized Losses	Number	Fair Value	Unrealized Losses	Number	Fair Value	Unrealized Losses	Number
Equity securities	$1,933	$(701)	17	$382	$(254)	8	$2,315	$(955)	25
U.S. Treasury securities and obligations of U.S.
Government agencies	7,018	(69)	27	10,113	(218)	15	17,131	(287)	42
Obligations of state and political subdivisions	14,137	(659)	32	––	––	––	14,137	(659)	32
Corporate debt securities	3,722	(448)	4	5,158	(3,440)	9	8,880	(3,888)	13
Mortgage-backed securities
Agency	6,689	(70)	9	1,257	(36)	4	7,946	(106)	13
Non Agency	6,517	(1,033)	7	––	––	––	6,517	(1,033)	7
Asset-backed securities	16	(7)	1	35	(37)	2	51	(44)	3
Total temporarily impaired securities	$40,032	$(2,987)	97	$16,945	$(3,985)	38	$56,977	$(6,972)	135

The Bank held $6.5 million of restricted stock at September 30, 2009. Except for $30 thousand, this investment represents stock in the FHLB, which the Bank is required to hold to be a member of FHLB, and is carried at cost of $100 per share. In December 2008, FHLB announced it would suspend its cash dividend and the repurchase of excess capital stock from its members due to deterioration in its financial condition. At September 30, 2009, the Bank held approximately $1.2 million in excess FHLB stock that it would not have been required to hold prior to the suspension of the stock repurchase program. FHLB stock is evaluated for impairment primarily based on an assessment of the ultimate recoverability of its cost. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support it operations. There is not a public market for FHLB stock and the benefits of FHLB membership (e.g., liquidity and low cost funding) add value to the stock beyond purely financial measures. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment.

Loans:

Net loans have increased $55.5 million since year-end. Commercial lending activity continues to be good and these balances have increased more than $75.8 million since year-end. The majority of the new commercial loans are variable rate and are secured by real estate. These loans are a mix of in-market production and purchased loans in south central Pennsylvania. However, the growth in commercial loans was partially offset by a decrease of approximately $7.2 million in the residential mortgage loan portfolio and $11.6 million in the consumer portfolio. The mortgage portfolio is expected to continue to run-off as the Bank is originating mortgages, but is not funding, servicing or retaining the loans. The decrease in the consumer loan portfolio is primarily from pay downs on home equity loans, much of which was a result of refinancing a first mortgage.

The following table presents a summary of loans outstanding at:

			Change
(Amounts in thousands)	September30, 2009	December 31, 2008	Amount	%
Residential mortgage loans	$69,465	$78,061	$(8,596)	(11.0)
Residential construction loans	1,766	408	1,358	332.8
Commercial construction and land development	109,502	99,027	10,475	10.6
Commercial, industrial and agricultural	431,580	366,261	65,319	17.8
Consumer - home equity loans and lines of credit	95,771	103,523	(7,752)	(7.5)
Consumer - other	25,077	28,937	(3,860)	(13.3)
	733,161	676,217	56,944	8.4
Less: Allowance for loan losses	(8,828)	(7,357)	(1,471)	20.0
Net Loans	$724,333	$668,860	$55,473	8.3

Included in the loan balances are the following:
Net unamortized deferred loan costs	$609	$646
Unamortized discount on purchased loans	$(304)	$(295)

Total nonperforming assets as a percent of total assets increased from .44% at December 31, 2008 to 1.21% at September 30, 2009. Nonperforming loans drove the increase in nonperforming assets as evidenced by the increase in nonperforming loans as a percent of total gross loans, from .59% at December 31, 2008 to 1.53% at September 30, 2009.

Nonaccrual loans are up $4.0 million since year-end with construction and land development loans, and loans secured by farm real estate responsible for the increase. There are three credits within these categories that account for the majority of the nonaccrual. Management has identified and specifically allocated for the associated risk of loss on these loans. Nonaccruing residential mortgages decreased due to the foreclosure of two properties. Foreclosed real estate increased from $0 at December 31, 2008 to $504 thousand, reflecting the addition of the two foreclosed properties. Subsequent to quarter-end three additional residential mortgages were placed into nonaccrual and management estimates a risk of loss on these loans.

Nonperforming loans (i.e., 90-days or more past due and still accruing interest [Ninety-day]) increased $3.3 million to $4.4 million at September 30, 2009. The increase was primarily comprised of residential mortgage, commercial real estate, and commercial and industrial loans. Ninety-Day residential mortgages increased by approximately $1.4 million and the majority of these loans are secured by first liens. Ninety-Day commercial and agriculture related loans increased by $1.8 million. Management continues to monitor the performance of these loans, the value of any collateral and potential of risk of loss.

The Bank has added $1.5 million, above net charge-offs, to the allowance for loan losses during the year. However, the increase in nonperforming loans caused the coverage ratio (nonperforming loans / allowance for loan losses) to decrease from 183.93% to 78.55% at September 30, 2009.

The following table presents a summary of nonperforming assets:

(Dollars in thousands)	9/30/2009	12/31/2008
Nonaccrual loans
Consumer	$––	$––
Residential mortgage	287	333
Construction and land development	4,471	1,286
Farm real estate	2,022	––
Commercial real estate	––	––
Commercial and industrial	––	1,252
Agriculture	48	––
Total nonaccrual loans	$6,828	$2,871

Loans past due 90 days or more and not included above
Consumer	$156	$123
Residential mortgage	1,954	544
Construction and land development	750	429
Farm real estate	437	––
Commercial real estate	626	––
Commercial and industrial	488	33
Agriculture	0	0
Total loans past due 90 days or more and still accruing	4,411	1,129
Total nonperforming loans	11,239	4,000
Repossessed assets	52	14
Foreclosed real estate	504	––
Total nonperforming assets	$11,795	$4,014

Nonperforming loans to total gross loans	1.53%	0.59%
Nonperforming assets to total assets	1.21%	0.44%
Allowance for loan losses to nonperforming loans	78.55%	183.28%

Year-to-date net charge-offs were $1.2 million versus $433 thousand through September 30, 2008. More than 50% of gross charge-offs were within contained in the construction and land development, and commercial and industrial loans. Consumer loan charge-offs were predominantly in the Bank’s indirect installment loan portfolio.  The annualized net charge-off ratio was .23% at September 30, 2009, compared to .10% at September 30, 2008 and .19% at December 31, 2008.

The year-to-date provision for loan loss expense at September 30, 2009 was $2.7 million compared to $778 thousand year-to-date at September 30, 2008. Management recognized additional provision expense based on the loan growth and the establishment of specific reserves for nonperforming loans. The allowance for loan loss coverage ratio was 1.20% at September 30, 2009, comparing favorably to 1.18% at September 30, 2008 and 1.09% at December 2008.

The following table presents an analysis of the allowance for loan losses.

	Nine Months Ended September 30		Twelve Months Ended December 31
	2009	2008	2008
Balance at beginning of year	$7,357	$7,361	$7,361
Charge-offs:
Consumer	(502)	(337)	(496)
Residential mortgage	(94)	(23)	(224)
Construction and land development	(350)	––	(354)
Farm real estate	––	(28)	(28)
Commercial real estate	(4)	––	––
Commercial and industrial	(470)	(214)	(311)
Agricultural	––	(21)	(20)
Total charge-offs	(1,420)	(623)	(1,433)

Recoveries:
Consumer	148	120	165
Residential mortgage	20	17	24
Construction and land development	––	––	––
Farm real estate	––	28	28
Commercial real estate	––	––	––
Commercial and industrial	7	25	19
Agricultural	53	––	––
Total recoveries	228	190	236
Net charge-offs	(1,192)	(433)	(1,197)
Provision for loan losses	2,663	778	1,193
Balance at end of year	$8,828	$7,706	$7,357

Ratios:
Annualized net loans charged-off as a percentage
of average loans	0.23%	0.10%	0.19%
Net loans charged-off as a percentage of the
provision for loan losses	44.76%	55.66%	100.34%
Allowance as a percentage of loans	1.20%	1.18%	1.09%

Management monitors the adequacy of the allowance for loan losses on an ongoing basis and reports its adequacy assessment monthly to the Board of Directors. Management believes that the allowance for loan losses is adequate.

Other Assets:

Other intangible assets are comprised of a core deposit intangible and a customer list and are being amortized over the estimated useful life of the asset.

Deposits:

Total deposits increased $82.5 million during the first nine months of 2009 to $709.9 million. Non-interest bearing deposits decreased $9.8 million, but were more than offset by an increase in interest-bearing deposits. Savings and interest-bearing checking deposits increased $30.6 million and time deposits increased $61.7 million. The Bank’s Money Management product increased $22.3 million due in part to a promotion in selected markets and higher consumer savings levels. Retail time deposits increased since year-end due to a CD promotion and the acquisition of some large dollar municipal accounts. The Bank also took out brokered CDs in the amount of $16.9 million in the first nine months of 2009, much of it at rates below local market rates. In 2008, the Bank became a member of the Promontory Network and began offering CDs through CDARS. CDARS places large deposits into CDs with other network member banks in increments less than the FDIC insurance maximum, thereby providing insurance coverage on the entire balance. As of September 30, 2009, the Bank had $20.6 million in CDARS deposits included in brokered time deposits.

The following table presents a summary of deposits outstanding at:

			Change
(Amounts in thousands)	September30, 2009	December 31, 2008	Amount	%
Demand, noninterest-bearing	$77,181	$86,954	$(9,773)	(11.2)

Interest-bearing checking	92,498	86,241	6,257	7.3
Savings:
Money market accounts	225,452	203,171	22,281	11.0
Passbook and statement savings	48,050	46,006	2,044	4.4
Total savings and interest checking	366,000	335,418	30,582	9.1
Time:
Deposits of $100,000 and over	56,976	50,510	6,466	12.8
Brokered time deposits	44,082	16,504	27,578	167.1
Other time deposits	165,612	137,955	27,657	20.0
	266,670	204,969	61,701	30.1
Total deposits	$709,851	$627,341	$82,510	13.2
Overdrawn deposit accounts reclassified as loan balances	206	181

Borrowings:

The Repo balance decreased $985 thousand from year-end, while long-term debt from the FHLB decreased $3.1 million due to scheduled pay downs and the prepayment of $1.3 million high-rate term loan in the second quarter.

Shareholders’ Equity:

Total shareholders’ equity increased $4.6 million to $77.6 million at September 30, 2009, compared to $73.1 million at the end of 2008. The increase in retained earnings from the Corporation’s net income of $4.8 million was partially offset by the cash dividend of $3.1 million. The increase of $2.4 million in accumulated other comprehensive loss is the result of an improvement in the market value of investment securities available for sale. The Corporation’s dividend payout ratio of 64% for the first nine months exceeds the 2008 year-end ratio of 48%. The payout ratio is higher than normal due to lower third quarter earnings that were affected by higher provision expense, other than temporary impairment charges and the FDIC special assessment. As capital levels become increasingly important during this difficult economic period, the Corporation decided not to increase its third and fourth quarter dividend. Management views the dividend payout as a critical piece of its capital management plan. Additionally, the Corporation is currently exploring other sources of capital as part of its capital management plan for the Corporation and the Bank. The Corporation repurchased 8,640 shares of the Corporation’s common stock for $142 thousand during the first nine months of 2009.

Capital adequacy is currently defined by regulatory agencies through the use of several minimum required ratios. At September 30, 2009, the Corporation was well capitalized as defined by the banking regulatory agencies. Regulatory capital ratios for the Corporation and the Bank are shown below:

	September 30, 2009	December 31, 2008	Minimum	Well Capitalized Minimum
Total Risk Based Capital Ratio (1)
Franklin Financial Services Corporation	10.82%	11.02%	8.00%	n/a
Farmers & Merchants Trust Company	10.38%	10.29%	8.00%	10.00%
Tier 1 Capital Ratio (2)
Franklin Financial Services Corporation	9.63%	9.96%	4.00%	n/a
Farmers & Merchants Trust Company	9.18%	9.21%	4.00%	6.00%
Leverage Ratio (3)
Franklin Financial Services Corporation	7.36%	7.84%	4.00%	n/a
Farmers & Merchants Trust Company	7.00%	7.26%	4.00%	5.00%

———————

(1)

Total risk-based capital / total risk-weighted assets

(2)

Tier 1 capital / total risk-weighted assets

(3)

Tier 1 capital / average quarterly assets

Economy

The Corporation operates in Franklin, Cumberland, Fulton and Huntingdon Counties, Pennsylvania. The general economic conditions in this market have deteriorated since year-end and unemployment rates are vastly different from county to county. Franklin County’s unemployment rate was 8.8%, Cumberland County’s rate was 7.1% and Fulton County’s rate was 14.9% at September 30, 2009. These rates compare to the Pennsylvania state average of 8.6%. Management believes that the Bank’s primary market area continues to be well suited for growth when the national recession eases.  The Corporation is not overly dependent on any one industry within its market area and the industries located in its market area are well diversified. Housing prices have declined and housing sales have slowed; however, the Corporation’s market area has not been affected as greatly by increased home foreclosures as much as other areas of the country have.

Unlike many companies, the assets and liabilities of the Corporation are financial in nature. As such, interest rates and changes in interest rates may have a more significant effect on the Corporation’s financial results than on other types of industries. Because of this, the Corporation watches the actions of the Federal Reserve Open Market Committee (FOMC) as it makes decisions about interest rate changes. The Fed continued to decrease rates through 2008. The fed funds target rate was decreased by 4% in 2008 from 4.25% to .25% at year-end and has remained unchanged in 2009. The effort by the Federal Reserve to reduce short-term rates has had a negative effect on the Corporation’s net interest margin. If rates continue to remain low, it is unlikely that the net interest margin will improve in 2009 and possibly 2010.

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

Historically, the Corporation has satisfied its liquidity needs from earnings, repayment of loans and amortizing investment securities, maturing investment securities, loan` sales, deposit growth and its ability to access existing lines of credit. All investments are classified as available for sale; therefore, securities that are not pledged as collateral for borrowings are an additional source of readily available liquidity, either by selling the security or, more preferably, to provide collateral for additional borrowing. At September 30, 2009, the Bank had approximately $149 million of its investment portfolio pledged as collateral. Another source of liquidity for the Bank is a line of credit with the FHLB. The FHLB system has always been a major source of funding for community banks. The capital level of the FHLB, and the entire FHLB system, has been strained due to the declining value of mortgage related assets. The FHLB has implemented steps to improve its capital position that included a suspension of its dividend and an end to its practice of redeeming members’ stock. Both of these actions are not favorable to the Bank. There are no indicators that lead the Bank to believe the FHLB will discontinue its lending function. If that were to occur, it would have a negative effect on the Bank and it is unlikely that the Bank could replace the level of FHLB funding in a short time. Another action that may be considered by FHLB to increase its capital is to have a capital call on its member banks. This would require the member banks to invest more capital into the FHLB when most banks would prefer not make such an investment. At September 30, 2009, the Bank had approximately $98 million available on this line of credit.

In addition, the Bank has $26 million in unsecured lines of credit at three correspondent banks and approximately $45 million in funding available at the Federal Reserve Discount Window. The Bank is continuing to increase its funding level at the discount window. The Bank also has the ability to access other funding sources including wholesale borrowings and brokered CDs.

Off Balance Sheet Commitments and Contractual Obligations

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation. Unused commitments and standby letters of credit totaled $202.5 million and $183.1 million, respectively, at September 30, 2009 and December 31, 2008.

The Corporation has entered into various contractual obligations to make future payments. These obligations include time deposits, long-term debt, operating leases, deferred compensation and pension payments. These amounts have not changed materially from those reported in the Corporation’s 2008 Annual Report on Form 10-K.

Item 3

Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the Corporation’s exposure to market risk during the three months ended September 30, 2009. For more information on market risk refer to the Corporation’s 2008 Annual Report on Form 10-K.

Item 4

Controls and Procedures

Evaluation of Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2009, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Changes in Internal Controls

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of September 30, 2009, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on this assessment, management concluded that, as of September 30, 2009, the Corporation’s internal control over financial reporting is effective based on those criteria.

There were no changes during the three months ended September 30, 2009 in the Corporation’s internal control over financial reporting which materially affected, or which are reasonably likely to affect, the Corporation’s internal control over financial reporting.

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

Item 1A.

Risk Factors

There were no material changes in the Corporation’s risk factors during the three months ended September 30, 2009. For more information, refer to the Corporation’s 2008 Annual Report on Form 10-K.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

The Corporation announced a stock repurchase plan on July 9, 2009 to repurchase up to 100,000 shares of the Corporation’s common stock over a 12 month time period. As of September 30, 2009, 3,000 shares have been purchased under this plan. The following chart reports stock repurchases made during the third quarter of 2009:

		Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Number of Shares that May Yet Be Purchased Under Program

	Number of Shares Purchased
Period
July 2009	3,000	$16.24	3,000	97,000
August 2009	––	––	––	97,000
September 2009	––	––	––	97,000
Total	3,000	$16.24	3,000

Item 3.

Defaults by the Company on its Senior Securities

None

Item 4.

Submission of Matters to a Vote of Security Holders

None

Item 5.

Other Information

None

Item 6.

Exhibits

Exhibits	Description
31.1	Rule 13a – 14(a)/15d-14(a) Certifications – Chief Executive Officer
31.2	Rule 13a – 14(a)/15d-14(a) Certifications – Chief Financial Officer
32.1	Section 1350 Certifications – Chief Executive Officer
32.2	Section 1350 Certifications – Chief Financial Officer

FRANKLIN FINANCIAL SERVICES CORPORATION

AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN FINANCIAL SERVICES CORPORATION

November 9, 2009	By:	/s/ William E. Snell, Jr.
William E. Snell, Jr. President and Chief Executive Officer

November 9, 2009	By:	/s/ Mark R. Hollar
Mark R. Hollar Treasurer and Chief Financial Officer