Form 10-K
period 2009-12-31
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2010-03-16
CIK 723646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  to .

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act)Yes ☐ No ☒

The aggregate market value of the 3,476,074 shares of the Registrant’s common stock held by nonaffiliates of the Registrant as of June 30, 2009 based on the price of such shares was $59,093,258.

There were 3,864,176 outstanding shares of the Registrant’s common stock as of February 26, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive annual proxy statement to be filed, pursuant to Reg. 14A within 120 days after December 31, 2009, are incorporated into Part III.

FRANKLIN FINANCIAL SERVICES CORPORATION

FORM 10-K

INDEX

i

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

The Corporation’s common stock is not actively traded in the over-the-counter market. The Corporation’s stock is listed under the symbol “FRAF” on the Over-The-Counter Bulletin Board (“OTCBB”), an automated quotation service. The Corporation’s Internet address is www.franklinfin.com. Electronic copies of the Corporation’s 2009 Annual Report on Form 10-K are available free of charge by visiting the “Investor Information” section of www.franklinfin.com. Electronic copies of quarterly reports on Form 10-Q and current reports on Form 8-K are also available at this Internet address. These reports are posted as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission (SEC).

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

Installment loans involve both direct loans to consumers and the purchase of consumer obligations from dealers who have sold or financed the purchase of automobiles to their customers. The Bank’s mortgage loans include long-term loans to individuals and to businesses secured by mortgages on the borrower’s real property. Construction loans are made to finance the purchase of land and the construction of residential and commercial buildings thereon, and are secured by mortgages on real estate. In certain situations, the Bank acquires properties through foreclosure on delinquent mortgage loans. The Bank holds these properties at their fair value at the date of foreclosure until such time as they are sold.

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

Acquisitions

On November 29, 2008, Franklin Financial Services Corporation completed its acquisition of Community Financial, Inc. (Community). Community was the holding company of Community Trust Company, a Pennsylvania trust company headquartered in Camp Hill, Pennsylvania. In connection with the Community merger, Community Trust Company merged with and into Farmers and Merchants Trust Company. The acquisition increased the Bank’s trust assets under management by approximately $62 million. The acquisition provided the Bank quick entry into an attractive market for asset management services and presents the opportunity for the expansion of retail and commercial banking services via an established office.

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

The principal market of F&M Trust is in south central Pennsylvania, primarily the counties of Franklin, Cumberland, Fulton and Huntingdon. The majority of the Bank’s loan and deposit customers are in Franklin County. There are many commercial bank competitors in this region, in addition to credit unions, savings and loan associations, mortgage banks, brokerage firms and other competitors. The Bank utilizes various strategies including customer service and convenience as part of a relationship management culture, a wide variety of products and services, and the pricing of loans and deposits to compete. F&M Trust is the largest financial institution headquartered in Franklin County and had total assets of approximately $979.4 million on December 31, 2009.

Staff

As of December 31, 2009, the Corporation and its banking subsidiary had 254 full-time equivalent employees. The officers of the Corporation are employees of the Bank. Most employees participate in pension, incentive compensation plans, 401(k) plan and employee stock purchase plans and are provided with group life and health insurance. Management considers employee relations to be excellent.

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

The Bank is a state chartered bank that is not a member of the Federal Reserve System, and its deposits are insured (up to applicable limits) by the Federal Deposit Insurance Corporation (the “FDIC”). Accordingly, the Bank’s primary federal regulator is the FDIC, and the Bank is subject to extensive regulation and examination by the FDIC and the Pennsylvania Department of Banking. The Bank is also subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. The Bank is subject to extensive regulation and reporting requirements in a variety of areas, including helping to prevent money laundering, to preserve financial privacy, and to properly report late payments, defaults, and denials of loan applications. The Community Reinvestment Act requires the Bank to help meet the credit needs of the entire community where the Bank operates, including low and moderate income neighborhoods. The Bank’s rating under the Community Reinvestment Act, assigned by the FDIC pursuant to an examination of the Bank, is important in determining whether the bank may receive approval for, or utilize certain streamlined procedures in, applications to engage in new activities. The Bank’s present CRA rating is “satisfactory.” Various consumer laws and regulations also affect the operations of the Bank. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

Capital Adequacy Guidelines

Bank holding companies are required to comply with the Federal Reserve Board’s risk-based capital guidelines. The required minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is required to be “Tier 1 capital,” consisting principally of common shareholders’ equity less certain intangible assets. The remainder (“Tier 2 capital”) may consist of certain preferred stock, a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, and a limited amount of the general loan loss allowance and deferred tax accounts. The risk-based capital guidelines are required to take adequate account of interest rate risk, concentration of credit risk, and risks of nontraditional activities.

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

Prompt Corrective Action Rules

The federal banking agencies have regulations defining the levels at which an insured institution would be considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” The applicable federal bank regulator for a depository institution could, under certain circumstances, reclassify a “well-capitalized” institution as “adequately capitalized” or require an “adequately capitalized” or “undercapitalized” institution to comply with supervisory actions as if it were in the next lower category. Such a reclassification could be made if the regulatory agency determines that the institution is in an unsafe or unsound condition (which could include unsatisfactory examination ratings). At December 31, 2009, the Corporation and the Bank each satisfied the criteria to be classified as “well capitalized” within the meaning of applicable regulations.

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

FDIC Insurance Assessment

The Bank is a member of the Deposit Insurance Fund (the “DIF”), which is administered by the FDIC. Deposit accounts at the Bank are insured by the FDIC, generally up to a maximum of $100 thousand for each separately insured depositor and up to a maximum of $250 thousand for self-directed retirement accounts. However, the FDIC increased the deposit insurance available on all deposit accounts to $250 thousand until December 31, 2013. In addition, certain transaction accounts maintained with financial institutions participating in the FDIC’s Transaction Account Guarantee Program are fully insured regardless of the dollar amount until June 30, 2010. The Bank has opted to participate in the FDIC’s Transaction Account Guarantee Program. See “Temporary Liquidity Guarantee Program” below.

The FDIC imposes an assessment against all depository institutions for deposit insurance. This assessment is based on the risk category of the institution. On February 27, 2009, the FDIC published a final rule raising the current deposit insurance assessment rates uniformly for all institutions by seven basis points to a range from 12 to 45 basis points of total deposits starting in the first quarter of 2009. As of December 31, 2009, the Bank’s assessment rate was approximately 14 basis points.

On May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009, but not to exceed 10 basis points times the institution’s assessment base for the second quarter 2009. The special assessment was accrued for as of June 30, 2009 and collected on September 30, 2009 and the Bank paid an assessment of $450 thousand.

On September 29, 2009, the FDIC adopted an Amended Restoration Plan to allow the DIF to return to its statutorily mandated minimum reserve ratio of 1.15% within 8 years. At the same time, the FDIC adopted higher risk-based assessment rates effective beginning January 1, 2011. It also imposed a prepaid assessment on insured institutions payable December 30, 2009 that required insured institutions to prepay their estimated quarterly risk-based assessment for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The Bank paid an assessment of approximately $4.0 million on December 30, 2009 and it was recorded as a prepaid asset.

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

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature from 2017 to 2019. At December 31, 2009, the Bank’s annualized FICO assessment was approximately 1 basis point of total deposits.

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

The Transaction Account Guarantee Program provides full federal deposit insurance coverage for certain transaction deposit accounts, regardless of dollar amount, until June 30, 2010. An annualized 10 basis point assessment on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250 thousand will be assessed on a quarterly basis to insured depository institutions that have not opted out of this component of the Temporary Liquidity Guarantee Program. The Bank has opted to participate in the Transaction Account Guarantee Program.

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

The Bank offers a variety of loan products, including residential mortgage, consumer, construction and commercial loans. At December 31, 2009, approximately 75% of its loans were commercial purpose loans. These are loans made for commercial purposes that are primarily secured by commercial real estate, residential real estate or other business assets. As the Bank grows, it is expected that this percentage will grow as the Bank continues to focus its efforts on commercial lending. Commercial lending is more risky than residential mortgage and consumer lending because loan balances are greater and the borrower’s ability to repay is contingent on the successful operation of a business. Risk of loan defaults is unavoidable in the banking industry, and Management tries to limit exposure to this risk by carefully monitoring the amount of loans in specific industries and by exercising prudent lending practices. However, this risk cannot be eliminated and substantial credit losses could result in reduced earnings or losses.

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

The Bank’s lending limit is approximately $11.2 million. Accordingly, the size of the loans that can be offered to potential customers is less than the size of loans that many of our competitors with larger lending limits can offer. This limit affects the Bank’s ability to seek relationships with larger businesses in its market area. Loan amounts in excess of the lending limits can be accommodated through the sale of participations in such loans to other banks. However, there can be no assurance that the Bank will be successful in attracting or maintaining customers seeking larger loans or that it will be able to engage in participation of such loans or on terms favorable to the Bank.

The Corporation depends on the services of its Management team and the unexpected loss of any member of the Management team could disrupt and adversely affect its operations.

The Bank is a relationship-driven organization. The Bank’s growth and development to date have depended in large part on the efforts of its senior officers, who have primary contact with its customers. These senior officers are extremely important in maintaining personalized relationships with the Bank’s customer base and increasing its market presence. The unexpected loss of services of one or more of these key employees could have a material adverse effect on the Bank’s operations and possibly result in reduced revenues. The Management team has considerable experience in the banking industry and is extremely valuable to the Bank and would be difficult to replace. The loss of the services of these officers could have a material adverse effect upon the Bank’s future prospects.

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

The Corporation must maintain sufficient liquidity in order to respond quickly to the changing level of funds required for loan and deposit activity, operational costs and other corporate purposes. The Bank obtains funding through deposits, short-term borrowings from corporate customers, brokered certificates of deposit, and borrowings from the Federal Home Loan Bank of Pittsburgh. If the Corporation experienced a significant deterioration in its financial performance or if other external economic events occur beyond the control of the Corporation, its access to funding from any or all of its sources could be disrupted. The Bank maintains secured borrowing facilities at both the Pittsburgh FHLB and the Federal Reserve Discount Window that it believes are sufficient to meet all of its liquidity demands.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Corporation’s headquarters is located in the main office of F&M Trust at 20 South Main Street, Chambersburg, Pennsylvania. This location also houses a community banking office as well as operational support services for the Bank. The Corporation owns or leases thirty-four properties in Franklin, Cumberland, Fulton and Huntingdon Counties, Pennsylvania as described below:

Property	Owned	Leased
Community Banking Offices	19	6
Remote ATM Sites	—	5
Other Properties	3	1

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

Item 4. Reserved

Part II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market and Dividend Information

The Corporation’s common stock is not actively traded in the over-the-counter market. The Corporation’s common stock is listed under the symbol “FRAF” on the OTC Electronic Bulletin Board, an automated quotation service. Current price information is available from account executives at most brokerage firms as well as the registered market makers of Franklin Financial Services Corporation common stock as listed below under Shareholders’ Information.

The range of high and low bid prices is shown in the following table for the years 2009 and 2008, as well as cash dividends declared for those periods. The bids reflect interdealer quotations, do not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions. The closing price of Franklin Financial Services Corporation common stock recorded from an actual transaction on December 31, 2009 was $16.33. The Corporation had 2,123 shareholders of record as of December 31, 2009.

Market and Dividend Information
Bid Price Range Per Share

	2009			2008
(Dollars per share)	High	Low	Dividends Declared	High	Low	Dividends Declared
First quarter	$19.00	$14.00	$0.27	$24.80	$23.10	$0.26
Second quarter	17.50	14.50	0.27	24.15	23.00	0.27
Third quarter	17.00	15.75	0.27	23.00	20.30	0.27
Fourth quarter	20.50	15.46	0.27	21.51	16.50	0.27
			$1.08			$1.07

For limitations on the Corporation’s ability to pay dividends, see “Supervision and Regulation —  Regulatory Restrictions on Dividends” in Item 1 above.

The information related to equity compensation plans is incorporated by reference to the materials set forth under the heading “Executive Compensation — Compensation Tables and Additional Compensation Disclosure” in the Corporation’s Proxy Statement for the 2010 Annual Meeting of Shareholders.

Common Stock Repurchases:

The following table represents the repurchase of issuer equity securities during the fourth quarter of 2009:

Period	Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Number of Shares that May Yet Be Purchased Under Program
October 2009	—	—	—	97,000
November 2009	—	—	—	97,000
December 2009	1,179	15.46	1,179	95,821
Total	1,179	$15.46	1,179

On July 9, 2009, the Board of Directors authorized the repurchase of up to 100,000 shares of the Corporation’s $1.00 par value common stock over a twelve-month period ending on July 9, 2010. The common shares of the Corporation will be purchased in the open market or in privately negotiated transactions. The Corporation uses the repurchased common stock (Treasury stock) for general corporate purposes including stock dividends and splits, employee benefit and executive compensation plans, and the dividend reinvestment plan. A plan approved July 10, 2008 that authorized the repurchase of up 100,000 shares expired in 2009 with 21,972 shares repurchased during the plan year.

Performance Graph

The following graph compares the cumulative total return to shareholders of Franklin Financial with the NASDAQ — Total U.S. Index (a broad market index prepared by the Center for Research in Security Prices at the University of Chicago Graduate School of Business) and with the Northeast OTCBB and Pink Banks Index (an industry-specific index prepared by SNL Financial LLC) for the five year period ended December 31, 2009, in each case assuming an initial investment of $100 on December 31, 2004 and the reinvestment of all dividends. The shareholder returns shown in the graph are not necessarily indicative of future performance.

Franklin Financial Services Corporation

	Year Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Franklin Financial Services Corporation	100.00	96.14	107.98	102.62	78.68	75.02
NASDAQ Composite	100.00	101.37	111.03	121.92	72.49	104.31
SNL Northeast OTC-BB & Pink Banks	100.00	99.70	103.03	100.33	81.72	76.78

In accordance with the rules of the SEC, this section captioned “Performance Graph” shall not be incorporated by reference into any of our future filings made under the Securities Exchange Act of 1934 or the Securities Act of 1933. The Performance Graph and its accompanying table are not deemed to be soliciting material or to be filed under the Exchange Act or the Securities Act.

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

Annual Meeting:

The Annual Shareholders’ Meeting will be held on Tuesday, April 27, 2010, at the Orchard Restaurant & Banquet Facility, 1580 Orchard Drive, Chambersburg, Pennsylvania. The Business Meeting will begin at 10:30 a.m. followed by a luncheon.

Website:

www.franklinfin.com

Stock Information:

The following brokers are registered as market makers of Franklin Financial Services Corporation’s common stock:

RBC Wealth Management	2101 Oregon Pike, Lancaster, PA 17601	800/604-1471
Boenning & Scattergood, Inc.	4 Tower Bridge, 200 Bar Harbor Drive, Suite 300, West Conshohocken, PA 19428	800/883-1212
Stifel Nicolaus	20 Ash Street, Suite 400, Conshohocken, PA 19428	800/223-6807
Morgan Keegan & Co, Inc.	3050 Peachtree Road, NW, Suite 704, Atlanta, GA 30305	866/353-7522

Registrar and Transfer Agent:

The registrar and transfer agent for Franklin Financial Services Corporation is Fulton Financial Advisors, N.A., P.O. Box 4887, Lancaster, PA 17604.

Item 6. Selected Financial Data

	Summary of Selected Financial Data for the year ended December 31,
(Dollars in thousands, except per share)	2009	2008	2007	2006	2005
Summary of operations
Interest income	$43,757	$46,156	$49,487	$40,902	$29,711
Interest expense	14,674	16,037	23,796	19,956	12,173
Net interest income	29,083	30,119	25,691	20,946	17,538
Provision for loan losses	3,438	1,193	990	240	426
Net interest income after provision for loan losses	25,645	28,926	24,701	20,706	17,112
Noninterest income	8,880	6,538	10,107	8,257	6,995
Noninterest expense	25,929	23,189	22,793	19,296	17,058
Income before income taxes	8,596	12,275	12,015	9,667	7,049
Income tax	2,011	3,680	2,759	2,097	937
Net income	$6,585	$8,595	$9,256	$7,570	$6,112
Per common share
Basic earnings per share	$1.71	$2.24	$2.41	$2.11	$1.82
Diluted earnings per share	1.71	2.24	2.40	2.10	1.81
Cash dividends paid	1.08	1.07	1.03	0.99	0.95
Market value	16.33	18.25	24.95	27.30	25.25
Balance sheet data (end of year)
Total assets	$979,373	$902,460	$820,371	$799,333	$621,357
Loans, net	730,626	668,860	564,256	521,684	391,788
Deposits	738,365	627,341	606,277	595,295	456,799
Long-term debt	94,688	106,141	59,714	38,449	48,546
Shareholders' equity	78,766	73,059	77,642	71,614	55,670
Performance measurements
Return on average assets	0.69%	1.01%	1.14%	1.07%	1.03%
Return on average equity	8.69%	10.99%	12.62%	11.92%	11.13%
Return on average tangible assets(1)	0.74%	1.05%	1.18%	1.09%	1.03%
Return on average tangible equity(1)	10.79%	13.19%	15.41%	13.42%	11.13%
Dividend payout ratio	62.95%	47.66%	42.77%	47.03%	52.31%
Average equity to average asset ratio	7.98%	9.18%	8.98%	8.96%	9.28%
Efficiency ratio(2)	65.35%	61.25%	61.28%	63.06%	66.39%
Net interest margin	3.44%	4.03%	3.67%	3.45%	3.45%
Trust assets under management (market value)	$460,233	$497,215	$507,920	$538,152	$411,165

(1)	See Item 7 for definition of non-GAAP measurements.
(2)	Efficiency ratio: Noninterest expense / (Tax equivalent net interest income plus noninterest income less security gains)

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

The analysis has two components, specific and general allocations. Expected cash flow or collateral values discounted for market conditions and selling costs are used to establish specific allocations. The Bank’s historical loan loss experience and other qualitative factors derived from economic and market conditions are used to establish general allocations for the remainder of the portfolio. The allowance for loan losses was $8.9 million at December 31, 2009.

Management monitors the adequacy of the allowance for loan losses on an ongoing basis and reports its adequacy assessment monthly to the Board of Directors, and quarterly to the Audit Committee.

Mortgage Servicing Rights — In the past, the Bank originated fixed rate mortgages that it subsequently sold to the secondary market. However, the Bank retained the rights to service these loans for its customers. As required by Accounting Standard Codification (ASC) Topic 860, “Transferred Financial Assets”, upon the sale of mortgage loans, the Bank capitalizes the value allocated to the servicing rights in other assets and makes a corresponding entry to other income from mortgage banking activities. The capitalized servicing rights are amortized against noninterest income in proportion to, and over the periods of, the estimated net servicing income of the underlying financial assets.

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

The interest rate swaps are recorded on the balance sheet at fair value as an asset or liability. To the extent the swaps are effective in accomplishing their objectives; changes in the fair value are recorded in other comprehensive income. To the extent the swaps are not effective; changes in fair value are recorded in interest expense. Cash flow hedges are determined to be highly effective when the Bank achieves offsetting changes in the cash flows of the risk being hedged. The Bank measures the effectiveness of the hedges on a quarterly basis and it has determined the hedges are highly effective. Fair value is heavily dependent upon the market’s expectations for interest rates over the remaining term of the swaps.

Temporary Investment Impairment — Investment securities are written down to their net realizable value when there is impairment in value that is considered to be “other-than-temporary.” The determination of whether or not “other-than-temporary” impairment exists is a matter of judgment. Management reviews investment securities regularly for possible impairment that is “other-than-temporary” by analyzing the facts and circumstances of each investment and the expectations for that investment’s performance. “Other-than-temporary” impairment in the value of an investment may be indicated by the length of time and the extent to which market value has been less than cost; the financial condition and near term prospects of the issuer; and whether the Corporation has the intent to sell or is likely to be forced to sell the investment prior to any anticipated recovery in market value.

Stock-based Compensation — The Corporation has two stock compensation plans in place consisting of an Employee Stock Purchase Plan (ESPP) and an Incentive Stock Option Plan (ISOP).

The Corporation accounts for stock compensation plans in accordance with Accounting Standards Codification Topic 718, “Stock Compensation.” ASC Topic 718 requires compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost is measured on the grant-date fair value of the equity or liability instruments issued. Compensation cost is recognized over the period that an employee provides services in exchange for the award.

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

GAAP versus Non-GAAP Presentations — The Corporation supplements its traditional GAAP measurements with Non-GAAP measurements. The Non-GAAP measurements include Return on Average Tangible Assets and Return on Average Tangible Equity. As a result of merger transactions, intangible assets (primarily goodwill, core deposit intangibles and customer list) were created. The Non-GAAP disclosures are intended to eliminate the effects of the intangible assets and allow for better comparisons to periods when such assets did not exist. The following table shows the adjustments made between the GAAP and NON-GAAP measurements:

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

As 2008 ended, it was clear that the economy was in a recession and 2009 began with the passage of the largest ever government spending and economic stimulus plan in an effort to jump start the economy. Despite this effort, the economy continued into recession, unemployment and foreclosure rates increased and the Federal Reserve maintained short-term rates at historic lows. The economic conditions provided a difficult operating environment for many banks during 2009 as net interest margins continued to fall and loan losses increased. As the recession continued, bank failures increased from 25 in 2008 to 140 in 2009. As of February 26, 2010, 22 banks have already been closed this year.

Franklin Financial Services Corporation was not immune to the economic pressures of 2009, but in a year marked by bank failures and reported losses, the Corporation fared much better than many of its peers. In 2009, Franklin Financial Services Corporation earned $6.6 million representing a decrease of 23.4% from the 2008 earning of $8.6 million. Diluted earnings per share fell from $2.24 in 2008 to $1.71 in 2009. The Bank continued to grow its balance sheet with both loans and deposits showing nice increases over the prior year. Total assets at December 31, 2009 were $979.4 million compared to $902.5 million at the end of 2008. The balance sheet growth was not sufficient to overcome the low rate environment and net interest income fell by 3.4%. The provision for loan loss expense was $3.4 million in 2009, more than double in 2008, as charge-offs and delinquencies increased. Noninterest income improved during the year as the Bank benefited from a mortgage-refinancing boom spurred by low rates and the absence of a large equity investment write-down recorded at the end of 2008. Noninterest expense increased during the year driven primarily by higher FDIC premium expense, legal expenses and pension expense. Other key performance measurements are presented above in Item 6, Selected Financial Data.

A more detailed discussion of the areas that had the greatest affect on reported results follows.

Net Interest Income

The most important source of the Corporation’s earnings is net interest income, which is defined as the difference between income on interest-earning assets and the expense of interest-bearing liabilities supporting those assets. Principal categories of interest-earning assets are loans and securities, while deposits, securities sold under agreements to repurchase (Repos), short-term borrowings and long-term debt are the principal categories of interest-bearing liabilities. For the purpose of this discussion, balance sheet items refer to the average balance for the year and net interest income is adjusted to a fully taxable-equivalent basis. This tax-equivalent adjustment facilitates performance comparisons between taxable and tax-free assets by increasing the tax-free income by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the Corporation’s 34% Federal statutory rate.

2009 versus 2008

Tax equivalent net interest income fell by approximately 4% in 2009 to $30.3 million. As short-term rates remained near historic lows during the year, the Bank experienced a larger decrease in tax-equivalent interest income than the decrease in interest expense. Therefore, the net interest margin fell to 3.44% in 2009 after two straight years of increases. As assets repriced during the year, tax-equivalent interest income dropped from $47.5 million in 2008 to $45.0 million in 2009. While earning asset growth increased interest income, the low rate environment more than offset this increase resulting in a reduction of net interest income year over year. Interest expense was lower in 2009 than in 2008, as deposit rates were reduced through the year. However, the rate reductions on deposits were not enough to offset the reduction in interest income.

Interest earning assets grew by approximately 13% during 2009, but produced $2.5 million less interest income than in 2008. The yield on earning assets decreased by nearly 1% year over year, as assets continued to reprice to lower rates throughout the year.

Short-term interest earning assets were substantially higher than in 2008. However, despite a balance nearly fourteen times higher than the prior year, interest income from this asset actually declined by $13 thousand.

The investment portfolio decreased by approximately $8 million as the majority of investment purchases made in 2009 were to replace collateral for secured borrowings. The composition of the portfolio did not change significantly from the prior year. The yield on the investment portfolio fell to 4.5% in 2009, a decrease of approximately 80 basis points when compared to the 2008 yield. Investment income declined by $1.7 million in 2009 and was due primarily to lower yields on investment assets.

The loan portfolio showed an increase of approximately $90 million in 2009, but was also affected by lower rates as the loan yield declined nearly 1%. The growth in loans was not enough to offset the effect of lower rates and loan interest fell by 2% to $38.1 million during the year. Loan growth was driven by an increase of $108 million in commercial loans in 2009. Despite the poor economy, the Bank was able to continue to originate loans in its markets and supplemented this growth with purchased participations primarily within south central Pennsylvania. The Bank was able to capture new business because some larger bank competitors had reduced their lending activity during the year. Approximately 54% of the commercial loan portfolio is loans with variable rates that reprice with market rates.

The average balances of residential mortgage and consumer loan balances both decreased year over year and yielded lower rates than in 2008. As a result of these changes, both of these products generated $1.6 million less interest income than in 2008. The Bank’s mortgage portfolio continued to decline because the Bank sells most of its mortgage loan production and it expects this trend to continue. In addition, the low rate environment of 2009 created a mortgage refinance boom that resulted in some of the Bank’s portfolio mortgages being refinanced. Consumer lending activity was slow in 2009, with balances decreasing by $7.5 million from the 2008 average. The recession, higher unemployment and lower consumer confidence about jobs and the economy all caused consumer spending and borrowing to fall in 2009. Lower real estate values evaporated homeowners’ equity in 2009 and home equity lending declined year over year after several years of strong growth.

Interest earning assets averaged $880.9 million in 2009 compared to $782.2 million in the prior year and the yield on fell from 6.08% in 2008 to 5.10% in 2009. Consequently, tax-equivalent interest income fell from $47.5 million in 2008 to $45.0 million in 2009. The growth in average interest earning assets produced $4.3 million in additional interest income, but this was more than offset by lower yields that reduced interest income by $6.9 million.

While lower rates negatively affected interest income, the same rate environment enabled the Bank to reduce its interest expenses by $1.4 million despite an increase in interest bearing liabilities of approximately $100 million. Interest expense in 2009 was $14.7 million compared to $16.0 million in 2008. Interest expense on deposits decreased $706 thousand while the interest expense on other interest bearing liabilities decreased by $657 thousand. The average balance of interest bearing deposits was $607.8 million in 2009, and increase of 18% compared to the prior year. However, the cost of these funds was 44 basis points less than in 2008. The Money Management product posted a modest increase of approximately 3% on average balances and the average rate fell from 2.01% in 2008 to 1.61% in 2009. While short-term rates remained low during 2009, they were fairly stable. Therefore, the Bank was not able to reduce interest expense on the Money Management product as much in 2009 as it did in 2008. Time deposits increased by approximately $72 million year over year and the cost fell from 3.61% to 2.68%. Despite the lower rate, the increase in balances offset any interest savings from lower rates and interest expense on time deposits was $298 thousand higher in 2009. Time deposit growth was split between in-market growth and brokered time deposits.

Securities sold under agreements to repurchase (Repos) averaged $67.0 million in 2009, down from the 2008 average of $75.2 million. During the recession, corporate cash managers did not have as much excess liquidity as in past years and this contributed to the decline in balances. The cost of these funds fell significantly in 2009 to a rate of .25% compared to 1.88% in 2008. Long-term debt (FHLB advances) increased by $25.3 million on average in 2009 and the cost fell to 4.03%. The increase in the average balance for 2009 is due the volume of advances taken in 2008, with the majority occurring in the fourth quarter of 2008. The Bank took only $379 thousand of FHLB advances in 2009.

Total average interest bearing liabilities were $780.6 million in 2009, 14.7% higher than the 2008 average. Interest expense declined by 8.5% and the rate on these funds fell from 2.36% in 2008 to 1.88% in 2009. The higher average balance of interest bearing liabilities increased interest expense by $3.2 million, but lower rates more than offset that by decreasing $4.5 million, resulting in a net decline in interest expense.

See Tables 1, 2 and 3 for more information on net interest income, average balances, rates, and a rate-volume analysis of net interest income.

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

See Tables 1, 2 and 3 for more information on net interest income, average balances, rates, and a rate-volume analysis of net interest income. Net interest income, defined as interest income less interest expense, and the percentage change from the prior year is shown in the following table:

Table 1. Net Interest Income

(Dollars in thousands)	2009	% Change	2008	% Change	2007	% Change
Interest income	$43,757	-5.20%	$46,156	-6.73%	$49,487	20.99%
Interest expense	14,674	-8.50%	16,037	-32.61%	23,796	19.24%
Net interest income	29,083	-3.44%	30,119	17.24%	25,691	22.65%
Tax equivalent adjustment	1,194		1,369		1,683
Tax equivalent net interest income	$30,277	-3.85%	$31,488	15.03%	$27,374	21.61%

The following table identifies increases and decreases in tax equivalent net interest income to either changes in average volume or to changes in average rates for interest-earning assets and interest-bearing liabilities. Numerous and simultaneous balance and rate changes occur during the year. The amount of change that is not due solely to volume or rate is allocated proportionally to both.

Table 2. Rate-Volume Analysis of Net Interest Income

	2009 Compared to 2008 Increase (Decrease) due to:			2008 Compared to 2007 Increase (Decrease) due to:
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Interest-bearing obligations in other banks and Federal funds sold	$58	$(71)	$(13)	$(231)	$(107)	$(338)
Investment securities
Taxable	(152)	(1,123)	(1,275)	(968)	(484)	(1,452)
Nontaxable	(286)	(124)	(410)	(145)	(60)	(205)
Loans:
Commercial	5,866	(5,149)	717	4,806	(5,341)	(535)
Residential mortgage	(663)	(102)	(765)	(1,144)	(249)	(1,393)
Consumer	(489)	(339)	(828)	766	(488)	278
Loans	4,714	(5,590)	(876)	4,428	(6,078)	(1,650)
Total net change in interest income	4,334	(6,908)	(2,574)	3,084	(6,729)	(3,645)
Interest expense on:
Interest-bearing checking	36	(131)	(95)	30	(187)	(157)
Money market deposit accounts	140	(856)	(716)	(996)	(4,268)	(5,264)
Savings accounts	(3)	(190)	(193)	(39)	(334)	(373)
Time deposits	2,192	(1,894)	298	465	(1,560)	(1,095)
Securities sold under agreements to repurchase	(139)	(1,105)	(1,244)	(264)	(2,243)	(2,507)
Short-term borrowings	(106)	(80)	(186)	204	(125)	79
Long-term debt	1,031	(258)	773	1,895	(337)	1,558
Total net change in interest expense	3,151	(4,514)	(1,363)	1,295	(9,054)	(7,759)
Increase (decrease) in net interest income	$1,183	$(2,394)	$(1,211)	$1,789	$2,325	$4,114

Nonaccruing loans are included in the loan balances. All nontaxable interest income has been adjusted to a tax-equivalent basis, using a tax rate of 34%.

The following table presents average balances, tax-equivalent interest income and expense, and yields earned or rates paid on the assets or liabilities.

Table 3. Analysis of Net Interest Income

	2009			2008			2007
(Dollars in thousands)	Average balance	Income or expense	Average yield/rate	Average balance	Income or expense	Average yield/rate	Average balance	Income or expense	Average yield/rate
Interest-earning assets:
Interest-bearing obligations of other banks and federal funds sold	$18,032	$30	0.17%	$1,316	$43	3.27%	$7,266	$381	5.24%
Investment securities
Taxable	111,009	4,173	3.76%	114,290	5,448	4.77%	134,079	6,900	5.15%
Nontaxable	41,755	2,651	6.35%	46,193	3,061	6.63%	48,362	3,266	6.75%
Loans:
Commercial, industrial and agricultural	511,807	25,441	4.97%	404,076	24,724	6.12%	333,514	25,259	7.57%
Residential mortgage	73,214	4,616	6.30%	83,708	5,381	6.43%	101,375	6,774	6.68%
Consumer, including home equity	125,091	8,040	6.43%	132,571	8,868	6.69%	121,361	8,590	7.08%
Loans	710,112	38,097	5.36%	620,355	38,973	6.28%	556,250	40,623	7.30%
Total interest-earning assets	880,908	44,951	5.10%	782,154	47,525	6.08%	745,957	51,170	6.86%
Other assets	67,889			69,242			68,665
Total assets	$948,797			$851,396			$814,622
Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$96,958	150	0.15%	$83,128	245	0.29%	$76,923	402	0.52%
Money Market deposit accounts	216,201	3,479	1.61%	209,028	4,195	2.01%	236,533	9,459	4.00%
Savings	48,308	97	0.20%	48,860	290	0.59%	52,091	663	1.27%
Time	246,360	6,594	2.68%	174,191	6,296	3.61%	163,364	7,391	4.52%
Total interest-bearing deposits	607,827	10,320	1.70%	515,207	11,026	2.14%	528,911	17,915	3.39%
Securities sold under agreements to repurchase	67,032	168	0.25%	75,238	1,412	1.88%	81,077	3,919	4.83%
Short-term borrowings	2,142	14	0.66%	11,628	200	1.72%	2,386	121	5.08%
Long-term debt	103,636	4,172	4.03%	78,381	3,399	4.34%	35,654	1,841	5.16%
Total interest-bearing liabilities	780,637	14,674	1.88%	680,454	16,037	2.36%	648,028	23,796	3.67%
Noninterest-bearing deposits	79,149			84,189			84,029
Other liabilities	13,263			8,553			9,385
Shareholders' equity	75,748			78,200			73,180
Total liabilities and shareholders' equity	$948,797			$851,396			$814,622
Tax equivalent net interest income/ Net interest margin		30,277	3.44%		31,488	4.03%		27,374	3.67%
Tax equivalent adjustment		(1,194)			(1,369)			(1,683)
Net interest income		$29,083			$30,119			$25,691

All amounts have been adjusted to a tax-equivalent basis using a tax rate of 34%. Investments include the average unrealized gains or losses. Dividend income is reported as taxable income, but is adjusted for the dividend received deduction. Loan balances include nonaccruing loans, loans held for sale, and are gross of the allowance for loan losses. Loan categories are based on an internal classification/purpose and do not necessarily reflect a specific type of collateral, if any.

Provision for Loan Losses

During 2009, the Corporation saw an increase in nonperforming assets and net loans charged-off as the economy was stressed by the effects of the recession. These factors, loan growth of more than $60 million and Management’s analysis of the adequacy of the allowance for loan losses (ALL) resulted in an increase to the provision for loan loss expense during the year. In 2009, the provision expense was $3.4 million compared to $1.2 million in 2008. Net loan charge-offs were $1.9 million in 2009 and when offset against the provision expense, resulted in a net increase to the allowance for loan losses of $1.6 million. The ALL as a percentage of total loans was 1.21% at year-end compared to 1.09% at the end of 2008. Management performs a monthly analysis of the loan portfolio considering current economic conditions and other relevant factors to determine the adequacy of the allowance for loan losses and the provision for loan losses. For more information, refer to the Loan Quality discussion and Tables 10, 11 and 12.

Noninterest Income

2009 versus 2008

Noninterest income grew by 36% in 2009 to $8.9 million from $6.5 million in 2008. The increase is attributable to loan fees related to high volume of mortgage refinancing activity and lower asset valuation write-downs in 2009 than in 2008. Fee income from the Bank’s Investment and Trust Services department remained virtually unchanged year over year. However, the composition of the fees was different in 2009 as recurring fee income increased and non-recurring fee income decreased. Recurring fee income is produced by the market value of assets under management. These assets declined approximately $37 million year over year due to lower market values, despite adding assets from the Community acquisition near the end of 2008. Nonrecurring fee income was down in 2009 and is primarily generated by estate administration and settlement fees.

Loan service charges were $1.2 million in 2009 representing an increase of approximately 28% over the 2008 total of $897 thousand. The low mortgage rates of 2009 helped spur an increase in mortgage refinancing and resulted in higher fee income. The Bank closed approximately $38 million of mortgage loans as a third party originator and collected fee income for this service. In December 2009, the company that the Bank originates mortgages for announced that it was being acquired by another bank. As a result, the Bank is in the process of looking for a new mortgage partner and it is uncertain whether the same products and fee structure will be available. All other loan service charge categories remained constant from year to year.

Mortgage banking activities consist primarily of servicing mortgage loans originated and sold by the Bank. Mortgage banking activities recorded $145 thousand in fee income in 2009 compared to a loss of $335 thousand in 2008. The Bank recognized $82 thousand less income from the sale of mortgages in 2009 than it did the prior year as a result of lower sales volume. Nearly all of the Bank’s mortgage originations were as a third party originator for a fee, as previously discussed. As a result, these loans are not recorded on the Bank’s balance sheet and; therefore, the opportunity to record a gain on sale does not exist. The Bank continues to service approximately $101.2 million of previously originated mortgage loans for a fee. This servicing fee declined by approximately $150 thousand during the year; however, the Bank recorded a net increase of $712 thousand in the valuation of its mortgage servicing rights (MSR) over the prior to year. MSR represent the Bank’s rights to receive future fee income from servicing mortgages that it originated and sold in the secondary market. MSR are measured and carried at the lower of cost or market value and the value fell significantly in 2008, but recovered in 2009. As a result, a portion of previously recorded MSR impairment could be reversed in 2009. While the Bank does not expect to originate and sell mortgages with servicing retained in the future, it will retain the existing servicing portfolio until those loans are paid-off. See Note 9 of the accompanying consolidated financial statements for additional information on mortgage servicing rights.

Deposit fees were flat from year to year at $2.6 million in both 2009 and 2008. The composition of the 2009 fees was different than in 2008 as the Bank recorded more fees from commercial account analysis customers and commercial overdrafts and fewer fees from retail overdraft fees. Commercial account analysis fees increased primarily due to lower earning credits and consequently, higher account charges. In 2010, new regulations with regard to consumer overdraft activity will go in effect and will essentially require all consumers to opt-in to an overdraft protection program. If a substantial number of consumers who are currently covered by the Bank’s overdraft protection service do not opt-in, fee income from this service could be reduced. The Bank is currently taking steps to implement this change and educate its customers about the benefits of an overdraft protection program. At this time, the Bank does not expect to experience a significant reduction in the number of customers participating in such programs.

Other fees and service charges increased approximately 7% from 2008 driven by an increase in fee income from business debit cards and a change to a vendor contract that allows the Bank to retain more fee income from the sale of customer check orders. On December 31, 2008, the Bank discontinued the equity method of accounting for an investment it held and no income was recorded for this line item in 2009. This asset was reclassified as an investment available for sale at December 31, 2008. Likewise, the event that triggered the change in accounting for this asset produced a one time valuation write down of $1.2 million in 2008.

Other fee income increased in 2009 as the result of a net gain on the proceeds of a life insurance policy and refunds relating to sales and real estate taxes obtained by audits and appeals to the taxing authorities.

The Corporation recorded write-downs of $422 thousand on four equity securities that it considered to be other than temporarily impaired. All of the equity securities were bank stocks. In 2008, $888 thousand of impairment charges on eleven equity securities was recorded. Net securities losses were $522 thousand in 2009 compared to net gains of $164 thousand in 2008. The largest item included in the net loss was a loss of $452 thousand on two CIT bonds.

The following table presents a comparison of noninterest income for the past two years:

Table 4. Noninterest Income

	For the Twelve Months Ended December 31		Change
	2009	2008	Amount	%
Noninterest Income
Investment and trust services fees	3,519	3,500	$19	0.5
Loan service charges	1,151	897	254	28.3
Mortgage banking activities	145	(335)	480	143.3
Deposit service charges and fees	2,575	2,569	6	0.2
Other service charges and fees	1,292	1,210	82	6.8
Increase in cash surrender value of life insurance	643	660	(17)	(2.6)
Equity method investment	—	(143)	143	100.0
Exchange of equity method investment	—	(1,205)	1,205	100.0
Other	499	109	390	357.8
Impairment writedown on securities	(422)	(888)	466	52.5
Securities gains (losses), net	(522)	164	(686)	(418.3)
Total noninterest income	8,880	6,538	$2,342	35.8

2008 versus 2007

The Corporation’s total noninterest income fell during 2008, primarily the result of falling asset valuations that resulted in write-downs on mortgage servicing rights, other than temporary impairment charges on investment securities and its investment in American Home Bank, N.A. Fee income from the Bank’s Investment and Trust Services department fell by $629 thousand to $3.5 million in 2008 compared to $4.1 million in 2007. This decrease was due primarily to two estate settlements that occurred in 2007 that produced $617 thousand of nonrecurring fee income that year. These estates represented the largest settlements ever handled by the department and contributed to the year over year decrease in fee income. After accounting for these settlements, fee income from Investment and Trust Services was virtually flat year over year despite continued growth in accounts. As the value of assets under management fell during the year due to market conditions, fee revenue fell as well.

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

Noninterest Expense

2009 versus 2008

Noninterest expense increased by 11.8% in 2009 to a $25.9 million compared to $23.2 million in 2008. Nearly 50% of the increase is related to FDIC insurance expense that increased by $1.3 million in 2009. This increase is due to higher assessment rates on insured deposits and a $450 thousand special assessment. The FDIC imposed the higher rates and the special assessment in an effort to replenish the Deposit Insurance Fund that has been severely reduced by the high rate of bank failures. The Bank expects the higher assessment rates to remain in effect for the foreseeable future. These substantial rate increases come just one year after the Bank utilized the final premium credits that it was previously granted by the FDIC.

Salary and employee benefits totaled $12.7 million compared to $12.1 million the prior year. Recognizing that 2009 would be a difficult year for the economy, the Bank elected to defer salary increases for 6 months in 2009 and this held the increase in salary expense to $357 thousand. In addition, the Bank suspended any payouts from its incentive compensation plan and saved $472 thousand. Partially offsetting these savings were a 19% increase in health insurance premiums and a $587 thousand increase in pension expense. The increase in pension expense is due to market valuations of pension obligations, despite action Management took to control pension costs including closing the plan to new participants. The Bank expects that the 2010 pension expense will be similar to the 2009 expense. See Note 15 of the accompanying consolidated financial statements for additional information on benefit plans.

Advertising costs were down nearly 26% or $460 thousand in 2009, approximately the same amount advertising costs increased in 2008. Two special marketing activities contributed to the increase in 2008. Since these were one-time events, they did not occur again in 2009 and advertising costs were lower.

Legal and professional fees consist of fees paid to outside legal counsel and audit fees. In general, the Corporation did a good job of controlling these costs in 2009, however, legal fees related to the defense of a lawsuit involving activities engaged in by Community, prior to its acquisition by the Corporation, were responsible for nearly all the of the increase year over year. In January 2010, a judge issued an interim ruling that appears to be favorable towards the Corporation’s position and there is a possibility that a significant amount of these legal fees could be recovered. However, this matter could be appealed and it is unknown when this issue will be finalized or whether legal fees can be recovered.

Data processing costs increased $108 thousand in 2009. The Bank is reviewing proposals for a new core processing system that it has tentatively scheduled to implement in late 2010. This new system should provide greater operating efficiency and should help reduce the rate of fee increases in future years. Pennsylvania bank shares tax was lower in 2008 than 2009 due to the resolution of an outstanding tax issue relating to its 2006 acquisition of Fulton Bancshares Corporation. The 2009 shares tax expense more accurately reflects expected future shares tax expense.

Other noninterest expense was $3.5 million in 2009, an increase of approximately 6% over 2008. Nearly all line items in this category remained fairly constant year and the increase was due primarily to two events. First, the Bank paid an $87 thousand prepayment penalty to the FHLB to pay-off high rate borrowings, thereby providing a benefit to the Bank in future periods. Second, the Bank closed an office located in a mall during the second quarter of 2009 and recorded a loss of $117 for the write-off of leasehold improvements.

The following table presents a comparison of noninterest expense for the past two years:

Table 5. Noninterest Expense

	For the Twelve Months Ended December 31		Change
	2009	2008	Amount	%
Noninterest Expense
Salaries and benefits	$12,713	$12,086	$627	5.2
Net occupancy expense	1,898	1,792	106	5.9
Furniture and equipment expense	850	843	7	0.8
Advertising	1,327	1,787	(460)	(25.7)
Legal and professional fees	1,697	1,146	551	48.1
Data processing	1,538	1,430	108	7.6
Pennsylvania bank shares tax	573	367	206	56.1
Intangible amortization	468	370	98	26.5
FDIC insurance	1,397	105	1,292	1,230.5
Other	3,468	3,263	205	6.3
Total noninterest expense	$25,929	$23,189	$2,740	11.8

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

Advertising costs increased $452 thousand during 2008 to $1.8 million. Two special marketing activities were responsible for the increase. The first was a new customer acquisition campaign that offered merchandise incentives to retail and business customers to open selected checking account products. The second activity involved the creation of a consumer financial education website: www.mymoneyclinic.com

Legal and professional fees increased approximately 13% year over year. Legal and regulatory requirements continue to increase in number every year and are a burden to community banks, both in terms of financial and employee resources. Bank Secrecy Act and Anti-Money Laundering regulations continue to stretch the Bank’s resources. The increase in legal and professional fees in 2008 is attributable to fees paid to outside legal counsel and audit fees, both internal and external.

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

Provision for Income Taxes

Federal income tax expense for 2009 was $2.0 million compared to $3.7 million in 2008 and $2.8 million in 2007. The Corporation’s effective tax rate for the years ended December 31, 2009, 2008 and 2007 was 23.4%, 30.0% and 23.0%, respectively. The lower income tax expense and effective rate in 2009 is due to a lower level of taxable income and a higher contribution of tax-exempt income to pretax income. In 2009, the benefit of having tax-exempt income was equivalent to 13.8% of taxable income compared to 11.5% in 2008. The 2009 tax expense includes a $188 thousand valuation account established against capital losses that were incurred in 2009. For a more comprehensive analysis of Federal income tax expense refer to Note 12 of the accompanying financial statements.

Financial Condition

One method of evaluating the Corporation’s condition is in terms of its sources and uses of funds. Assets represent uses of funds while liabilities represent sources of funds. At December 31, 2009, total assets reached $979.4 million, increasing 8.5% from total assets of $902.5 million at December 31, 2008. Table 3 presents average balances of the Corporation’s assets and liabilities over a three-year period. The following discussion on financial condition will reference the average balance sheet in Table 3 unless otherwise noted.

Investment Securities:

The investment portfolio serves as a mechanism to invest funds if funding sources out pace lending activity, provide liquidity for lending and operations, and provide collateral for deposits and borrowings. The Corporation invests in taxable and tax-free debt securities and equity securities as part of its investment strategy. The mix of taxable and tax-free debt securities are determined by the Bank’s Investment Committee and investing decisions are made as a component of balance sheet management. Debt securities include U.S. Government Agencies, U.S. Government Agency mortgage-backed securities, non-agency mortgage-backed securities, state and municipal government bonds and corporate debt. The equity portfolio consists of bank stocks only and is considered to be longer-term with a focus on capital appreciation. Tables 6 and 7 provide additional detail about the investment portfolio. All securities are classified as available for sale.

The portfolio averaged $152.8 million in 2009 down slightly from the 2008 average of $160.5 million. The ending balance of the portfolio was $149.8 million, $4.3 million less than at the end of 2008. At year-end, the portfolio held lower balances in U.S. Treasury and agency issues and corporate securities, but a slightly larger position in agency mortgage backed securities. The portfolio produced approximately $7 million less cash flow from maturing investments in 2009 compared to 2008, but the dollars reinvested in the portfolio remained fairly constant at approximately $43 million each year. Most purchases were made only to maintain collateral positions.

Mortgage-backed securities continue to be the subject of much discussion in the financial markets and the mortgages backing some of these notes have been blamed for contributing to the recession. Most of the negative attention is focused on sub-prime mortgages that were used as collateral for some mortgage-backed securities. The delinquency trend in sub-prime mortgages that started in 2007 and continued through 2009 only reinforced that much of the sub-prime production was exactly that, credit given to sub-prime customers without the long-term ability to repay the loan. The failure of these loans continues to result in significant write-downs of mortgage-backed assets.

The Bank’s investment in mortgage-backed securities is comprised primarily of U.S. Agency mortgage-backed products ($53.2 million) that do not include sub-prime mortgage collateral. When Fannie Mae and Freddie Mac were placed in conservatorship in September 2008, these mortgage-backed securities that had always had an implicit U.S. Government guarantee now have explicit U.S. Government guarantee. The Bank also has $5.9 million of private label “Alt-A” mortgage-backed products, down from $7.6 million at year-end 2008. Alt-A loans are first-lien residential mortgages that generally conform to traditional “prime” credit guidelines; however, loan factors such as the loan-to-value ratio, loan documentation, occupancy status or property type cause these loans not to qualify for standard underwriting programs. The Alt-A product in the Bank’s portfolio is comprised of fixed-rate product that was originated between 2003 and 2006 and all were originally rated AAA. The bonds issued in 2006, during the height of the real estate market, appear to be experiencing the highest delinquency and loss rates. During 2009, all of the Bank’s Alt-A investments experienced rating declines and some experienced an increase in delinquencies and default rates, and a weakening of the underlying credit support. All of these bonds have some type of credit support tranche that will absorb any loss prior to losses at the senior tranche held by the Bank. At December 31, 2009, the bond ratings ranged from C to AAA and credit support levels ranged from 1.90% to 12.85%. The Bank monitors the performance of the Alt-A investments on a regular basis and reviews delinquencies, default rates, credit support levels and various cash flow stress test scenarios. Management will continue to monitor these securities and it is possible that a write down on some of these securities may occur in 2010 if current loss trends continue.

The performance of bond insurance companies seems to have stabilized in 2009 as compared to the financial troubles they experienced in 2008. However, the Corporation’s exposure to the bond insurers continued to come from the insurers credit guarantee on municipal bonds owned by the Bank. The Bank has exposure to 11 bond insurers in its municipal bond portfolio with the largest exposure to one carrier of $8 million. The Bank’s municipal bond portfolio is well diversified geographically and is comprised primarily of general obligation bonds. The Bank does not think its municipal bond portfolio represents any undue risk.

Within the corporate bond portfolio, the Bank holds approximately $6 million of trust-preferred securities. Trust preferred securities are typically issued by a subsidiary grantor trust of a bank holding company, which uses the proceeds of the equity issuance to purchase deeply subordinated debt issued by the bank holding company. Trust-preferred securities can reflect single entity issues or a group of entities (pooled trust preferred). Pooled trust preferred securities have been the subject of significant write-downs due in some cases from the default of one issuer in the pool that then impairs the entire pool. Because of the current financial conditions, most trust preferred securities have realized a significant decline in value, but market prices have improved since the end of 2008. All of the issues owned by the Bank are single issue variable rate notes from companies that received money (and in some cases paid back) from the Troubled Asset Relief Program (TARP), continue to pay dividends and have raised capital during 2009. The holdings and ratings of the trust-preferred securities include issues from: BankAmerica (Baa3), JP Morgan (A1), Wells Fargo (Baa1) and Huntington Bancshares (Baa3). At December 31, 2009, the Bank believes it will be able to collect all interest and principal due on these bonds.

At December 31, 2008, the Bank held two CIT bonds. During 2009, the financial condition of CIT continued to weaken and talks of a collapse of the company surfaced during the third quarter. Short-term restricting plans were developed that included a discounted tender offer for bonds maturing in 2009. The Bank accepted the tender offer and recorded a loss of $250 thousand on one bond and continued to hold a bond with a 2010 maturity. In December 2009, CIT filed for bankruptcy and then quickly emerged with another restructuring plan that included an exchange of existing debt for new debt and equity. As a result of this debt exchange, the Bank recorded a loss of $202 thousand and received five new bonds and 6,037 new common shares of CIT. At December 31, 2009 the bonds were trading at prices slightly below cost and the common shares had appreciated in value.

The Corporation and the Bank each have a portfolio of equity securities that are concentrated in bank stocks. The stocks represent a mix of community, large regional and national bank stocks with a fair value of $4.0 million at December 31, 2009.

The Bank held $6.5 million of restricted stock at the end of 2009. The restricted stock is comprised of $30 thousand in Atlantic Central Bankers’ Bank and $6.5 million in Federal Home Loan Bank of Pittsburgh. The FHLB stock is carried at a cost of $100 per share. In 2008, FHLB announced a capital restoration plan that has resulted in it discontinuing paying dividends and repurchasing excess capital stock from its members. It is not known if or when FHLB will be able to restore its dividend or repurchase its stock. As of December 31, 2009, the Bank held $1.6 million in FHLB stock that is in excess to what it is normally required to hold. Due to concerns about the capital strength of the Pittsburgh FHLB, and the entire FHLB system, there has been industry discussion about impairment issues on FHLB stock. If FHLB stock were deemed to be impaired, the write-down for the Bank could be significant. FHLB stock is evaluated for impairment primarily based on an assessment of the ultimate recoverability of its cost. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support it operations. There is not a public market for FHLB stock and the benefits of FHLB membership (e.g., liquidity and low cost funding) add value to the stock beyond purely financial measures. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment.

The following table presents amortized costs of investment securities by type at December 31 for the past three years:

Table 6. Investment Securities at Amortized Cost

(Dollars in thousands)	2009	2008	2007
Equity Securities	$5,400	$5,783	$3,792
U.S. Treasury securities and obligations of U.S. Government agencies	28,258	29,548	45,099
Obligations of state and political subdivisions	42,611	45,518	50,254
Corporate debt securities	9,603	12,868	15,296
Mortgage-backed securities
Agency	53,214	50,667	43,483
Non Agency	5,947	7,551	5,839
Asset backed securities	84	95	83
	$145,117	$152,030	$163,846

The following table presents analysis of investment securities at December 31, 2009 by maturity, and the weighted average yield for each maturity presented. The yields presented in this table are calculated using tax-equivalent interest and fair value.

Table 7. Maturity Distribution of Investment Portfolio

	One year or less		After one year through five years		After five years through ten years		After ten years		Total
(Dollars in thousands)	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield
Available for Sale
U.S. Treasury securities & obligations of U.S. Government agencies	$1,999	0.12%	$7,437	1.72%	$9,157	5.07%	$10,122	0.85%	$28,715	2.37%
Obligations of state & political subdivisions	923	7.23%	7,166	5.20%	23,287	6.71%	12,505	6.31%	43,881	6.36%
Corporate debt securities	100	0.26%	3,058	2.87%	458	9.76%	3,644	1.64%	7,260	2.65%
Mortgage-backed securities
Agency	—	—	1,333	4.24%	9,336	5.25%	44,074	4.02%	54,743	4.24%
Non Agency	—	—	—	—	—	—	4,668	5.85%	4,668	5.85%
Asset-backed securities	—	—	31	0.47%	—	—	15	7.41%	46	2.73%
	$3,022	2.30%	$19,025	3.39%	$42,238	6.06%	$75,028	3.97%	$139,313	4.49%

Loans:

The Bank continued to actively lend during 2009, despite the continued outcry that the recession has worsened because banks are not lending. Gross loans totaled $739.6 million at December 31, 2009, an increase of 9.4% over the prior year-end. For the year, loans outstanding averaged $710.1 million versus $620.4 million on average during 2008, an increase of 14.5%. However, the average loan yield fell from 6.28% in 2008 to 5.36% in 2009 as rates remained low and much of the portfolio repriced to lower rates. The Bank had no loans held for sale at year-end. See Tables 8 and 9 for additional information on the Bank’s loan portfolio.

Commercial lending activity continues to be the primary driver of loan growth. The growth in 2009 was fueled by both in-market loans and purchased loan participations primarily from within the south central Pennsylvania market. In addition, the Bank was able to provide credit to new customers who found their national or large regional bank reduced lending activity during the year. Commercial lending products offered by the Bank include fixed and variable rate loans, lines-of-credit and letter-of-credits. During 2009, the Bank originated more than $205 million in new money commercial loans. At year-end there were $84.6 million in outstanding loans for residential construction and land development, a slight increase over the prior year-end. The majority of these loans are for projects that are located in south central Pennsylvania and represent both in-market loans and purchased loan participations. Commercial, industrial and agricultural loans totaled $427.9 million at the end of 2009, approximately 18% higher than at the end of 2008. Some type of real estate or other collateral secures most of these loans. Included in this total is $37.4 million of loans to local municipal governments. The majority of the 2009 originations were variable rate loans, as low market rates appeared very attractive to commercial borrowers. While the low rates are attractive to borrowers, they are not as beneficial to the Bank, and the Bank took action to impose rate floors on most new and refinanced loans during the year. The Bank was also busy in 2009 with requests to refinance existing commercial loans as borrowers looked to reduce their interest rate. Such refinancing activity reduces future interest income, but the Bank believes it is important to retain the relationship rather than lose the loan from refinancing elsewhere. However, because the Bank has been effective in implementing prepayment language into its commercial loans, the Bank either collects a prepayment penalty or the presence of the penalty defers refinancing. Approximately 53% of commercial loans at year-end are variable rate loans, a slight increase from the 2008 ratio of 50%. The Bank continues to aggressively pursue commercial lending opportunities in its market and loan participations in south central Pennsylvania. It has recently renewed its partnership with two Small Business Development Centers at two local universities. The Small Business Development Centers provide guidance to small businesses and aspiring entrepreneurs. With this partnership, the Bank will be at the forefront of forging banking relations with those clients using the development centers. The Bank was approved as a designated lender for Small Business Administration guaranteed loans.

Residential mortgage lending was slow throughout the Bank’s market area in 2009, despite falling home prices and interest rates. Much of the Bank’s mortgage lending was related to refinancing activity for those consumers who still had sufficient equity in their home. As a result, the average outstanding balance of residential mortgages loans fell to $73.2 million in 2009 compared to $83.7 million in 2008 and the yield fell from 6.43% to 6.30% from 2008 to 2009. At year-end, residential mortgage loans totaled $63.3 million compared to $78.1 million one-year prior. The Bank expects residential mortgage balances to continue to decline because the Bank retains very few of the loans it originates. In 2009, the Bank originated $38 million of mortgage loans through a third party brokerage agreement. This agreement allows the Bank to offer a broader range of mortgage products and receive a fee for this activity. The Bank does not fund the loans nor will it service the loans. In December 2009, the company that the Bank originates mortgages for announced that it was being acquired by another bank. As a result, the Bank is in the process of looking for a new mortgage partner and it is uncertain whether the same products and fee structure will be available. In the first quarter of 2009, the Bank introduced an on-line mortgage service that will provide on-line mortgage applications, interest rates and a pre-qualification approval letter.

The recession, higher unemployment and lower consumer confidence about jobs and the economy all caused consumer spending and borrowing to fall in 2009. Lower real estate values evaporated homeowners’ equity in 2009 and home equity lending declined year over year after several years of strong growth. In 2009 the Bank originated $30.1 million of consumer related loans (including home equity products) compared to $57.3 million in 2008. Non-real estate related consumer loans fell from $25.5 million at December 31, 2008 to $23.2 million at the end of 2009. The yield fell from 6.69% to 6.43% over the same period. The majority of the Bank’s consumer loan portfolio is comprised of home equity related products. Consumer lending, other than home equity loans, continues to be a highly competitive market and the Bank is often at a disadvantage when compared to financing offered by captive lenders such as automobile dealers. For over 30 years, the Bank has been involved in indirect lending, primarily with automobile dealers. In the first quarter of 2010, the Bank announced that it would discontinue its indirect lending activity. The Bank had approximately $12.5 million of indirect loans outstanding at December 31, 2009 that it will continue to service until they payoff.

The following table presents an analysis of the Bank’s loan portfolio, by primary collateral, for each of the past five years:

Table 8. Loan Portfolio

	December 31
(Dollars in thousands)	2009	2008	2007	2006	2005
Residential real estate	$203,790	$215,885	$209,636	$191,667	$149,172
Residential real estate construction	84,649	72,818	83,369	46,537	47,504
Commercial, industrial and agricultural real estate	283,839	229,673	145,400	134,777	85,631
Commercial, industrial and agricultural	144,035	132,368	107,263	128,747	89,452
Consumer	23,250	25,473	25,949	26,806	25,431
Total loans	739,563	676,217	571,617	528,534	397,190
Less: Allowance for loan losses	(8,937)	(7,357)	(7,361)	(6,850)	(5,402)
Net loans	$730,626	$668,860	$564,256	$521,684	$391,788

The Corporation had no foreign loans in any of the years presented.

The following table presents the stated maturities (or earlier call dates) of selected loans as of December 31, 2009. Residential mortgage and consumer loans are excluded from the presentation.

Table 9. Maturities and Interest Rate Terms of Selected Loans

(Dollars in thousands)	Within one year	After one year but within five years	After five years	Total
Loans:
Residential real estate construction	$31,654	$32,487	$20,508	$84,649
Commercial, industrial and agricultural	15,100	43,230	85,705	144,035
	$46,754	$75,717	$106,213	$228,684

Loans with predetermined interest rates and loans with variable interest rates at December 31, 2009 are shown below:

(Dollars in thousands)	After one year but within five years	After five years
Loans with predetermined rates	$23,008	$40,613
Loans with variable rates	52,709	65,600
	$75,717	$106,213

Loan Quality:

Management monitors loan asset quality (risk of loss from lending activities) by continually reviewing four measurements: (1) watch list loans, (2) delinquent loans (nonaccrual loans and loans past due 90 days or more), (3) foreclosed real estate (commonly referred to as other real estate owned or “OREO”), and (4) net-charge-offs. Management compares trends in these measurements with the Corporation’s internally established targets, as well as its national peer group’s average measurements.

Watch list loans are adversely criticized/classified loans where borrowers are experiencing weakening cash flow and may be paying loans with alternative sources of cash, for example, savings or the sale of unrelated assets. If this continues, the Corporation has an increasing likelihood that it will need to liquidate collateral for repayment. Management emphasizes early identification and monitoring of these loans in order for it to proactively minimize any risk of loss. Loans on the Watch list loans include delinquent and non-delinquent loans. Watch list loans increased approximately 123% as evidenced by the following discussion.

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

The quality of the Bank’s loan portfolio, as measured by nonperforming loans, declined during 2009 as the effects of the recession moved through the Bank’s market area. Total nonperforming loans at year-end were $18.3 million, more than four times higher than the 2008 total of $4.0 million.

Nonaccrual loans increased from $2.9 million at end of 2008 to $10.2 million at the end of 2009. There are four loans that account for the majority of the nonaccrual balance. These loans include two residential real estate developments ($4.0 million), one agricultural loan ($1.8 million) and one manufacturing loan ($3.9 million). All of the loans are secured by some type of real estate and have had specific reserves established for them. Management believes that its action to actively charge-off portions of these loans and to establish reserves has reduced the risk of loss. Loans past due 90 days or more and still accruing grew to $8.1 million at December 31, 2009 from $1.1 million at the end of 2008. The majority of the past due loans are concentrated in real estate loans and are comprised of a mix of residential first lien mortgages, commercial and farm real estate.

The Bank also had $642 thousand in foreclosed real estate (three properties) at the end of the year as compared to no foreclosed real estate at the end of 2008.

As a result of the increase in nonperforming loans during the year, the ratio of nonperforming loans to gross loans increased from .59% in 2008 to 2.47% at the end of 2009. Likewise, the ratio of nonperforming assets to total assets increased to 1.93%. The growth in nonperforming loans more than offset the increase to the allowance for loan losses (ALL) during the year and the ALL covered only 49.0% of nonperforming loans as compared to 183.9% at the end of 2008.

It is the Corporation’s policy to evaluate the probable collectability of principal and interest due under terms of loan contracts for all loans 90-days or more past due or restructured loans. Further, it is the Corporation’s policy to discontinue accruing interest on loans that are not adequately secured and in the process of collection. Upon determination of nonaccrual status, the Corporation subtracts any current year accrued and unpaid interest from its income, and any prior year accrued and unpaid interest from the allowance for loan losses. The Corporation has no foreign loans.

Charged-off loans usually result from: (1) a borrower being legally relieved of loan repayment responsibility through bankruptcy, (2) insufficient collateral sale proceeds to repay a loan; or (3) the borrower and/or guarantor does not own other marketable assets that, if sold, would generate sufficient sale proceeds to repay a loan.

The Corporation’s net charge-offs were $1.9 million in 2009, an increase of $661 thousand over 2008. The level of recoveries made on previously charged-off loans was nearly the same in 2008, but it recorded more charge-offs in indirect consumer loans and residential real estate loans. The increased charge-offs resulted in the net charge-off ratio increasing from .19% last year to .26% this year. Despite this increase, the Corporation’s net charge-offs as a percent of average loans compared favorably to the Corporation’s peer group’s ratio of 1.06 for 2009.

Due to an increase in charged-off loans and nonperforming loans, and continued loan growth during the year, the provision for loan losses was increased to $3.4 million in 2009 compared to $1.2 million the previous year. The increase in the provision expense resulted in a net increase of $1.6 million to the ALL during 2009. The ALL increased to $8.9 million during the year and this was equal to 1.21% of loans at year-end. This compares to an ALL of $7.4 million and a coverage ratio of 1.09% at December 31, 2008. Management monitors the adequacy of the allowance for loan losses on an ongoing basis and reports its adequacy assessment monthly to the Board of Directors. Management believes the allowance for loan losses is adequate.

The following table presents an analysis of nonperforming assets, by primary collateral, for each of the past five years:

Table 10. Nonperforming Assets

	December 31
(Dollars in thousands)	2009	2008	2007	2006	2005
Nonaccrual loans
Residential real estate	$345	$333	$87	$234	$193
Residential real estate construction	4,040	1,286	449	524	—
Commercial, industrial and agricultural real estate	5,654	—	78	298	—
Commercial, industrial and agricultural	124	1,252	3,635	123	13
Consumer	30	—	—	—	—
Total nonaccrual loans	$10,193	$2,871	$4,249	$1,179	$206
Loans past due 90 days or more and still accruing
Residential real estate	$3,554	$544	$407	$527	$218
Residential real estate construction	1,426	—	—	—	—
Commercial, industrial and agricultural real estate	1,926	429	832	137	7
Commercial, industrial and agricultural	960	33	205	389	264
Consumer	195	123	64	95	94
Total loans past due 90 days or more and still accruing	$8,061	$1,129	$1,508	$1,148	$583
Total nonperforming loans	18,254	4,000	5,757	2,327	789
Repossessed assets	18	—	—	—	—
Foreclosed assets	642	—	207	—	—
Total nonperforming assets	$18,914	$4,000	$5,757	$2,327	$789
Nonperforming loans to total gross loans	2.47%	0.59%	1.01%	0.44%	0.20%
Nonperforming assets to total assets	1.93%	0.44%	0.73%	0.29%	0.13%
Allowance for loan losses to nonperforming loans	48.96%	183.93%	127.86%	294.37%	684.66%

The following table presents an analysis of the allowance for loan losses, by primary collateral, for each of the past five years:

Table 11. Allowance for Loan Losses

	December 31
(Dollars in thousands)	2009	2008	2007	2006	2005
Balance at beginning of year	$7,357	$7,361	$6,850	$5,402	$4,886
Addition of allowance from acquistion	—	—	—	1,392	—
Charge-offs:
Residential real estate	(283)	(405)	(204)	(179)	(66)
Residential real estate construction	(724)	(350)	—	—	—
Commercial, industrial and agricultural real estate	(63)	(28)	—	—	—
Commercial, industrial and agricultural	(567)	(335)	(362)	—	(82)
Consumer	(492)	(315)	(252)	(205)	(137)
Total charge-offs	(2,129)	(1,433)	(818)	(384)	(285)
Recoveries:
Residential real estate	166	147	191	107	73
Residential real estate construction	—	—	—	—	—
Commercial, industrial and agricultural real estate	—	28	37	—	—
Commercial, industrial and agricultural	62	19	70	59	270
Consumer	43	42	41	34	32
Total recoveries	271	236	339	200	375
Net (charge-offs) recoveries	(1,858)	(1,197)	(479)	(184)	90
Provision for loan losses	3,438	1,193	990	240	426
Balance at end of year	$8,937	$7,357	$7,361	$6,850	$5,402
Ratios:
Net loans charged-off (recovered) as a percentage of average loans	0.26%	0.19%	0.09%	0.04%	-0.02%
Net loans charged-off (recovered) as a percentage of the provision for loan losses	54.04%	100.34%	48.38%	76.67%	-21.13%
Allowance as a percentage of loans	1.21%	1.09%	1.29%	1.30%	1.36%

The following table shows the allocation of the allowance for loan losses by loan type and the percentage of each loan type in the loan portfolio:

Table 12. Allocation of the Allowance for Loan Losses

(Dollars in thousands)	2009(1)		2008		2007		2006		2005
Residential real estate	$3,915	44%	$1,324	18%	$1,344	18%	$1,498	22%	$1,560	29%
Commercial, industrial and agricultural real estate	4,175	47%	—	—	—	—	—	—	—	—
Commercial, industrial and agricultural	752	8%	5,739	78%	5,572	76%	4,902	72%	3425	63%
Consumer	95	1%	294	4%	445	6%	450	7%	417	8%
	$8,937	100%	$7,357	100%	$7,361	100%	$6,850	100%	$5,402	100%

The percentage of the loans in each category to total loans at year end is as follows:

	2009	2008	2007	2006	2005
Residential real estate	39%	43%	51%	45%	50%
Commercial, industrial and agricultural real estate	38%	34%	25%	26%	21%
Commercial, industrial and agricultural	20%	19%	19%	24%	23%
Consumer	3%	4%	5%	5%	6%
	100%	100%	100%	100%	100%

The allocation of the allowance for loan losses is based on estimates and is not intended to imply limitations on the usage of the allowance. The entire allowance is available to absorb any losses without regard to the category in which the loan is classified.

(1)	In 2009, the allowance for loan loss was allocated according to the primary collateral of the loan, or if there was no collateral, by the primary purpose of the loan. In prior years the allocation was made by the primary purpose of the loan. This has resulted in a higher allocation in 2009 for residential real estate development and commercial real estate that in prior periods was allocated to commercial, industrial and agricultural loans. Data for prior periods using the 2009 methodolgy is not available and therefore, comparisons by line item to prior periods may not be accurate.

Deposits:

The Corporation continues to rely on deposits as its primary source of funds. The Bank offers numerous deposit products through its community offices. Total deposits were $738.4 million on December 31, 2009 and averaged $687.0 million for the year. The ending deposit balance increased 17.7% while the average deposit balance increased by 14.6% year over year. These increases are substantially higher than the increases experienced from 2007 to 2008. During 2009, the Bank was able to reduce the cost of interest bearing deposits from 2.14% in 2008 to 1.70% in 2009.

Noninterest-bearing demand deposit accounts represent a very valuable funding source to the Bank. During 2009, the average balance of non-interest bearing deposits declined by $8.2 million and the balance at year-end fell to $77.7 million from $87.0 million at the end of 2008. The number of accounts that were open during the year remained constant. Offsetting the decrease in noninterest-bearing account was an increase of $11.4 million, or 13.2% in interest-bearing checking accounts. After three years of annual declines in the balance of Savings accounts, this product experienced an increase of approximately $1 million in 2009 over the end of 2008.

The average balance of the Money Management product rebounded in 2009 after declining between 2007 and 2008. The average outstanding balance in this product increased from $209.0 million in 2008 to $216.2 million in 2009. Some of the growth in this product can be attributed to the success of a promotion in selected markets in an effort to gain market share. This product is attractive to those customers seeking a higher yield and liquidity. The cost of this product fell from 2.01% in 2008 to 1.61% in 2009.

Time deposits (certificates of deposit / CD) increased strongly during 2009 with the ending balance at December 31, 2009, approximately 33% higher than at the prior year- end. Likewise, the average balance for 2009 increased approximately 41% over the 2008 average balance. The cost of time deposits was 2.68% in 2009 compared to 3.61% in 2009. The competitive rate environment for time deposits in 2009 was not as aggressive as it was in 2008; however, market rates were still slow to come down through out the year. The Bank continued to follow its philosophy of not paying up for all time deposits, but strategically selected its price points. For much of 2009, wholesale time deposit rates were below local market and FHLB rates, and the Bank took advantage of acquiring brokered time deposits when good opportunities were available. Brokered time deposits increased from $16.5 million at the end of 2008 to $65.1 million at the end of 2009. Included in the brokered time deposit total are approximately $19.0 million of longer term brokered deposits and $25.0 million of short-term brokered deposits that were taken for year-end funding needs and matured in January 2010. In 2008, the Bank joined the joined the CDARS program. CDARS allows a depositor to place a CD with the Bank that exceeds the allowable FDIC insurance limit. CDARS then allocates the deposit between different banks in order to maintain FDIC coverage on the entire balance. The Bank in turn receives a reciprocal CD deposit. This program allows the Bank to offer full FDIC coverage to large depositors, but with the convenience to the customer of only having to deal with one bank. The Bank continued to successfully promote this product to select markets during 2009 and it had approximately $21.0 million placed into the CDARS reciprocal deposit program at the end of the year. The Bank solicited these deposits from within its market and it believes they present no greater risk of deposit run-off than any other local deposit. However, regulatory guidance requires that these deposits be classified as brokered deposits

The Bank continues to review different methods of funding growth that include traditional deposits and other wholesale sources. Competition from other local financial institutions, internet banks and brokerages will continue to be a challenge for the Corporation in its efforts to attract new and retain existing deposit accounts. This competition is not expected to lessen in the future.

The following table shows the maturity of outstanding time deposits of $100,000 or more at December 31, 2009:

Table 13. Time Deposits of $100,000 or More

(Dollars in thousands)	Amount
Maturity distribution:
Within three months	$54,251
Over three through six months	19,808
Over six through twelve months	14,913
Over twelve months	17,508
Total	$106,480

Borrowings:

In addition to deposits, the Bank uses securities sold under repurchase agreements (Repo) and borrowings from the Federal Home Loan Bank of Pittsburgh (FHLB) as additional funding sources. The Bank enters into Repo agreements as part of a cash management product offered to commercial and municipal customers. These are overnight borrowings by the Bank that are collateralized primarily with U.S. Government and U.S. Agency securities. This product had an average balance of $67.0 million in 2009, $8.2 million less than the 2008 average. The ending balance from year to year fell by nearly the same amount, closing 2009 at $55.9 million. As liquidity tightened for many commercial customers during the year, balances in the Repo product fell. This product is indexed to the federal funds rate; therefore, its cost will change, as short-term rates change. The average rate on this product decreased significantly during 2009, falling to .25% from 1.88% in 2008.

Short-term borrowings from the FHLB are in the form of a revolving term commitment. The short-term FHLB borrowings are used as overnight borrowings to fund the short-term liquidity needs of the Bank. These borrowings reprice on a daily basis and the interest rate fluctuates with short-term market interest rates.

The following table provides additional information about short-term borrowings.

Table 14. Short-Term Borrowings and Securities Sold Under Agreements to Repurchase

	2009		2008		2007
(Dollars in thousands)	Short-Term Borrowings	Repurchase Agreements	Short-Term Borrowings	Repurchase Agreements	Short-Term Borrowings	Repurchase Agreements
Ending balance	$—	$55,855	$18,850	$64,312	$—	$68,157
Average balance	2,142	67,032	11,628	75,238	2,386	81,077
Maximum month-end balance	9,900	74,331	23,150	78,969	14,750	93,799
Weighted-average interest rate	0.66%	0.25%	1.72%	1.88%	5.08%	4.83%

Long-term debt from the FHLB is comprised of term loans payable at maturity and amortizing advances. All of the loans have fixed interest rates. These loans are used on an as needed basis to lock in term funding and are sometimes used to fund a specific asset transaction. The Bank took only two small advances totaling $379 thousand in 2009 to match fund commercial loans. The Bank prepaid one high-rate advance in 2009 for $1.4 million with a prepayment penalty of $86 thousand. The remainder of the decrease in long-term debt was the result of scheduled maturities and amortization. The average cost of long-term debt decreased from 4.34% in 2008 to 4.03% in 2009. See Note 11 of the accompanying consolidated financial statements for more information.

Shareholders’ Equity:

Shareholders’ equity totaled $78.8 million at December 31, 2009 versus $73.1 million one year earlier, an increase of $5.7 million. The Corporation added $2.4 million to Retained earnings after declaring $4.1 million in dividends. Regular cash dividends per share declared by the Board of Directors in 2009 and 2008 totaled $1.08 and $1.07, respectively. The dividend payout ratio was approximately 63% in 2009 and is higher than normal due to lower earnings in 2009. The Corporation decided to keep the per share dividend constant through 2009 and into the first quarter of 2010 as a sign of confidence to its shareholders. An improvement in asset prices reduced the amount of the unrealized loss that is recognized in Accumulated other comprehensive income. The Corporation repurchased 9,819 shares of its stock for $160 thousand.

The Board of Directors regularly authorizes the repurchase of the Corporation’s $1.00 par value common stock. The repurchased shares will be held as treasury shares available for issuance in connection with future stock dividends and stock splits, employee benefit plans, executive compensation plans, the Dividend Reinvestment Plan and other appropriate corporate purposes. The term of the repurchase plans is normally 1 year. The following table provides information regarding approved stock repurchase plans. For additional information on Shareholders’ Equity refer to Note 18 of the accompanying consolidated financial statements. The stock repurchase plans that were in place in 2009, and the related activity, is shown below:

(Amounts in thousands, except share information)

Plan Approved	Expiration Date	Shares Authorized	Shares Repurchased Under Approved Plan
			2009	2008	Total	Cost
July 9, 2009	July 9, 2010	100,000	4,179	—	4,179	$67
July 10, 2008	July 10, 2009	100,000	5,640	16,332	21,972	$425

Number of Treasury shares held at year-end	2009	2008
	435,838	474,006

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

Current regulatory capital guidelines call for a minimum leverage ratio of 4.0% and minimum Tier 1 and total capital ratios of 4.0% and 8.0%, respectively. Well-capitalized banks are determined to have leverage capital ratios greater than or equal to 5.0% and Tier 1 and total capital ratios greater than or equal to 6.0% and 10.0%, respectively. Table 10 presents the capital ratios for the consolidated Corporation at December 31, 2009, 2008 and 2007. At year-end 2009, the Corporation and its banking subsidiary exceeded all regulatory capital requirements. The Corporation is not aware of any future events or transactions, outside its control, that are expected to significantly effect its capital position. The Bank did not participate in the Troubled Asset Relief Program (TARP) established by the Emergency Economic Stabilization Act of 2008 (EESA) that was designed to provide capital injections to banks through the purchase of preferred stock. In February 2009, the Corporation made an additional investment of approximately $2 million in the Bank in order to increase the Bank’s capital levels.

For additional information on capital adequacy refer to Note 2 of the accompanying consolidated financial statements.

Table 15. Capital Ratios

	December 31
	2009	2008	2007
Total risk-based capital ratio	10.89%	11.02%	12.28%
Tier 1 risk-based capital ratio	9.69%	9.96%	11.05%
Tier 1 leverage ratio	7.50%	7.84%	8.18%

Local Economy

Economic growth in the Corporation’s market area slowed again in 2009 as the recession moved throughout the country. The area has experienced slower growth in residential construction and commercial and development, less consumer spending, lower retail sales, and slower sales of existing homes. In general, consumer confidence continued to erode during 2009 and there was less spending and borrowing. As the recession grew in 2009, manufacturers in the area began to experience lower production and increased inventory that has led to several lay-offs. The unemployment rate in the Bank’s primary market increased during the year, but still generally remains below the national rate of 10.0%. The Bank’s market area appears to have avoided much of the sub-prime mortgage problem as evidenced by delinquencies and foreclosures that run well below national rates. General economic conditions in south central Pennsylvania have historically lagged national trends in both up and down cycles and the magnitude of change has usually been lower as well. Despite slower economic growth, Management believes that the Bank’s primary market area continues to be well suited for growth when the recession eases. Recently, the area has seen the development of an second intermodal transportation hub, the opening of a national headquarters office for an international company, the expansion of a national retailer’s distribution facility into a local warehouse, and a major expansion by an international manufacturer. The local economy is not overly dependent on any one industry or business. The area is well diversified with a mix of manufacturing, government, retail and distribution businesses. Warehousing and distribution companies continue to find the area attractive due to the ease of access to major highways and easy accessibility to large population centers on the east coast.

The Bank is renovating an office in Camp Hill, PA, currently used primarily for investment and trust activities into a full-service retail community office that is expected to open in 2010. In addition, two remote ATM sites are planned for 2010 as well.

In early 2009, the President signed the American Recovery and Reinvestment Act of 2009 (ARRA). This act is the largest spending and stimulus package ever created. This package includes nearly $800 billion of spending designed to stimulate an economic recovery. The stimulus package provides aid to states for education and infrastructure, tax cuts, aid to struggling industries to maintain and create jobs, expansion of unemployment benefits and healthcare projects. The Homeowner Affordability and Stability Plan was then signed by the President shortly after passage of the ARRA. This plan is intended to support a recovery in the housing market and provides incentives to restore the housing market and reduce mortgage foreclosures. Through 2009, the results of this plan are mixed at best and it is unclear what the long-term results of this plan will be and how it will effect the economy and the Corporation.

Unlike many companies, the assets and liabilities of the Corporation are financial in nature. As such, interest rates and changes in interest rates may have a more significant effect on the Corporation’s financial results than on other types of industries. Because of this, the Corporation watches the actions of the Federal Reserve Open Market Committee (FOMC) as it makes decisions about interest rate changes. The FOMC held short-term rates near historic lows for all of 2009. Recent comments from the FOMC suggest that rates will remain low for much of 2010 as part of its efforts to end the recession.

Liquidity

Liquidity problems either caused or contributed to the failure of several large financial institutions in 2009. As a result, liquidity planning quickly surfaced as a top priority for banks. The Corporation must meet the financial needs of the customers that it serves, while providing a satisfactory return on the shareholders’ investment. In order to accomplish this, the Corporation must maintain sufficient liquidity in order to respond quickly to the changing level of funds required for both loan and deposit activity. The goal of liquidity management is to meet the ongoing cash flow requirements of depositors who want to withdraw funds and of borrowers who request loan disbursements. The Bank regularly reviews it liquidity position by measuring its projected net cash flows (in and out) at a 30 and 90-day interval. The Bank stresses this measurement by assuming a level of deposit out-flows that have not historically been realized. In addition to this forecast, other funding sources are reviewed as a method to provide emergency funding if necessary. The objective of this measurement is to identify the amount of cash that could be raised quickly without the need to liquidate assets. The Bank believes it can meet all anticipated liquidity demands.

Historically, the Corporation has satisfied its liquidity needs from earnings, repayment of loans and amortizing investment securities, maturing investment securities, loan` sales, deposit growth and its ability to access existing lines of credit. All investment securities are classified as available for sale; therefore, securities that are not pledged as collateral for borrowings are an additional source of readily available liquidity, either by selling the security or, more preferably, to provide collateral for additional borrowing. At December 31, 2009, the Bank had approximately $135 million of its investment portfolio pledged as collateral for deposits and Repos. The Bank is currently evaluating a product that fully secures these balances without the need for collateral. If the Bank can eliminate the need for some or all of this collateral, its liquidity position would improve greatly.

Another source of available liquidity for the Bank is a line of credit with the FHLB. The FHLB system has always been a major source of funding for community banks. However, the capital level of the Pittsburgh FHLB, and the entire FHLB system, has been strained due to the declining value of mortgage related assets. The Pittsburgh FHLB has already implemented steps to improve its capital position that included a suspension of its dividend and an end to its practice of redeeming members’ stock. Both of these actions are not favorable to the Bank. There are no indicators that lead the Bank to believe the FHLB will discontinue its lending function. If that were to occur, it would have a negative effect on the Bank and it is unlikely that the Bank could replace the level of FHLB funding in a short time. Another action that may be considered by FHLB to increase its capital is to have a capital call on its member banks. This would require the member banks to invest more capital into the FHLB when most banks would prefer not make such an investment. However, due the nature of the FHLB system and the heavy dependence of community banks on the FHLB, it is believed that any changes to the FHLB system would be accomplished at the national level so that the entire community banking system is not disrupted. At December 31, 2009, the Bank had approximately $95 million available on this line of credit The Bank has $26 million of unsecured lines of credit at correspondent banks. The Bank has also established credit at the Federal Reserve Discount Window and as of year-end had the ability to borrow approximately $72 million. The Bank is continuing its process to increase its borrowing capacity at the Federal Reserve.

Off Balance Sheet Commitments

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet loans and lines of credit. Because these unfunded instruments have fixed maturity dates and many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation. Unused commitments and standby letters of credit totaled $192.4 million and $26.7 million, respectively, at December 31, 2009, compared to $151.0 million and $32.1 million, respectively, at December 31, 2008 (See Note 19 of the accompanying consolidated financial statements for more information on commitments and contingencies).

Management believes that any amounts actually drawn upon can be funded in the normal course of operations. The Corporation has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity.

The following table represents the Corporation’s aggregate on and off balance sheet contractual obligations to make future payments as of December 31, 2009:

Table 16. Contractual Obligations

(Amounts in thousands)	Less than 1 year	1 – 3 years	3 – 5 years	Over 5 years	Total
Time deposits	$210,293	$45,777	$16,394	$4	$272,468
Long-term debt	23,803	48,336	12,154	10,395	94,688
Operating leases	352	494	370	1,909	3,125
Deferred compensation	66	128	124	376	694
Estimated future pension payments	685	1,431	1,570	4,324	8,010
Total	$235,199	$96,166	$30,612	$17,008	$378,985

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

The Corporation uses several tools to measure and evaluate interest rate risk. One tool is interest rate sensitivity or gap analysis. Gap analysis classifies assets and liabilities by repricing and maturity characteristics and provides management with an indication of how different interest rate scenarios will impact net interest income. Table 17 presents a gap analysis of the Corporation’s balance sheet at December 31, 2009. A positive gap in the under one-year time interval suggests that, all else being equal, the Corporation’s near-term earnings would rise in a higher interest rate environment and decline in a lower rate environment. A negative gap suggests the opposite result. At December 31, 2009, the Corporation’s cumulative gap position at one year was negative. However, the incremental benefit of future rate decreases has been reduced as the rates paid on the Bank’s liabilities have been reduced greatly in 2009, leaving little room for future rate decreases. In addition certain liabilities may or may not be repriced with the same magnitude or at the same time as market rates. These circumstances are not captured by a gap analysis.

Another tool for analyzing interest rate risk is financial simulation modeling which captures the affect of not only changing interest rates but also other sources of cash flow variability including loan and securities prepayments and customer preferences. Financial simulation modeling forecasts both net interest income and the economic value of equity under a variety of different interest rate environments that cannot be captured with a gap analysis. The Corporation regularly measures the effects of an up or down 2% parallel yield curve rate change, ramped over 1 year. As part of this simulation, the effect of the rate change is held constant for year two of the simulation. In addition, different rate change scenarios and yield curve structures are utilized depending on the current level of interest rates.

As indicated in Table 18, the financial simulation analysis indicated that as of December 31, 2009, prospective net interest income over both one and two-year time period increases with higher market interest rates. This suggests the balance sheet is asset sensitive. As market rates ramp up 2% over the first year, more assets reprice immediately and funding costs lag behind: therefore, and net interest income improves. In year two of rising rates, liability costs begin to catch up the to the repriced assets and the increase in net interest income slows. In a falling rate environment, net interest income falls in both year one and two. Due to the current level of interest rates, most liability costs will not be able to move by a full market rate decrease. However, asset yields have more room for downward movement. Therefore, if rates fall and remain low for a prolonged period, the more net interest income is negatively affected. This is clearly seen in year two when the reduction in net interest income is larger than in year one. The Corporation has established limits to the change in net interest income of 10% from the base scenario in year one.

Economic value of equity (EVE) is defined as the estimated discounted present value of assets minus the discounted present value of liabilities and is a surrogate for long-term earnings. EVE measures the degree to which the economic value of a bank changes under different rate scenarios. EVE focuses on a longer-term time horizon and captures all balance sheet cash flows and is more effective in considering embedded options. The discount rates used in the EVE calculation are based on market rates for like assets and liabilities and the balance sheet position is held constant in order to isolate the risk of interest rate changes. The Corporation established limits to the change in EVE sensitivity of 10% per 1% rate change. At December 31, 2009, the Corporation exceeded this limit in a down 100 basis point shock scenario. With short-term market rates well below 25 basis points, the opportunity for a downward shock of 100 basis points is not probable. Therefore, the Bank does not believe it has any substantial risk to its current EVE position.

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

Table 17. Interest Rate Sensitivity Analysis

(Dollars in Thousands)	1 – 90 Days	91 – 181 Days	182 – 365 Days	1 – 5 Years	Beyond 5 Years	Total
Interest-earning assets:
Interest-bearing deposits in other banks	$18,912	$—	$—	$—	$—	$18,912
Investment securities and restricted stock	76,454	8,066	3,757	14,968	46,525	149,770
Loans, net of unearned income	367,029	39,157	51,668	190,023	91,686	739,563
Interest rate swaps (receive side)	20,000	—	—	—	—	20,000
Total interest-earning assets	482,395	47,223	55,425	204,991	138,211	928,245
Interest-bearing liabilities:
Interest-bearing checking	97,636	—	—	—	—	97,636
Money market deposit accounts	243,600	—	—	—	—	243,600
Savings	46,986	—	—	—	—	46,986
Time	88,425	56,273	65,416	62,192	162	272,468
Securities sold under agreements to repurchase	55,855	—	—	—	—	55,855
Short-tem borrowings	—	—	—	—	—	—
Long-term debt	444	448	22,911	60,491	10,394	94,688
Interest rate swaps (pay side)	—	—	—	10,000	10,000	20,000
Total interest-bearing liabilities	$532,946	$56,721	$88,327	$132,683	$20,556	$831,233
Interest rate gap	$(50,551)	$(9,498)	$(32,902)	$72,308	$117,655	$97,012
Cumulative interest rate gap	$(50,551)	$(60,049)	$(92,951)	$(20,643)	$97,012

Note 1:  The maturity/repricing distribution of investment securities is based on the maturity date for nonamortizing, noncallable securities; probable exercise/non-exercise of call options for callable securities; and estimated amortization based on industry experience for amortizing securities.

Note 2:  Distribution of loans is based on contractual repricing/repayment terms adjusted for expected prepayments based on historical patterns. Loans held for sale are included in the 1 – 90 day time period.

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

Note 4:  Long-term debt reflects Federal Home Loan Bank notes with fixed maturity and amortizing repayment schedules.

Table 18. Sensitivity to Changes in Market Interest Rates

(Dollars in Thousands)	-100 bps	Unchanged	+200 bps
Change in net interest income, year one:	$31,647	$31,857	$33,768
Percentage change	-0.7%		6.00%
Change in net interest income, year two:	$32,482	$33,140	$36,454
Percent change	-2.0%		10.00%

	-100 bps	Unchanged	+100 bps	+200 bps
Economic value of portfolio equity (EVE):	$84,455	$94,277	$98,835	$97,463
Percentage change	-10.4%	—	4.8%	3.4%

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Franklin Financial Services Corporation
Chambersburg, Pennsylvania

We have audited the accompanying consolidated balance sheets of Franklin Financial Services Corporation and its subsidiaries (the Corporation) as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three year period ended December 31, 2009. The Corporation’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Franklin Financial Services Corporation and its subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Franklin Financial Services Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2010 expressed an unqualified opinion.

/s/ ParenteBeard LLC

ParenteBeard LLC
Harrisburg, Pennsylvania
March 15, 2010

FRANKLIN FINANCIAL SERVICES CORPORATION

Consolidated Balance Sheets

	December 31
(Amounts in thousands, except per share data)	2009	2008
Assets
Cash and due from banks	$14,336	$16,505
Interest-bearing deposits in other banks	18,912	208
Total cash and cash equivalents	33,248	16,713
Investment securities available for sale	143,288	147,559
Restricted stock	6,482	6,482
Loans	739,563	676,217
Allowance for loan losses	(8,937)	(7,357)
Net Loans	730,626	668,860
Premises and equipment, net	15,741	15,625
Bank owned life insurance	18,919	18,875
Goodwill	9,159	9,152
Other intangible assets	2,461	2,929
Other assets	19,449	16,265
Total assets	$979,373	$902,460
Liabilities
Deposits
Demand (noninterest-bearing)	$77,675	$86,954
Savings and interest checking	388,222	335,418
Time	272,468	204,969
Total Deposits	738,365	627,341
Securities sold under agreements to repurchase	55,855	64,312
Short-term borrowings	—	18,850
Long-term debt	94,688	106,141
Other liabilities	11,699	12,757
Total liabilities	900,607	829,401
Shareholders' equity
Common stock, $1 par value per share,15,000 shares authorized with 4,299 issued and 3,863 and 3,825 shares outstanding at December 31, 2009 and 2008, respectively	4,299	4,299
Capital stock without par value, 5,000 shares authorized with no shares issued and outstanding	—	—
Additional paid-in capital	32,832	32,883
Retained earnings	54,566	52,126
Accumulated other comprehensive loss	(5,138)	(7,757)
Treasury stock, 436 and 474 shares at cost at December 31, 2009 and 2008 respectively	(7,793)	(8,492)
Total shareholders' equity	78,766	73,059
Total liabilities and shareholders' equity	$979,373	$902,460

The accompanying notes are an integral part of these statements.

FRANKLIN FINANCIAL SERVICES CORPORATION

Consolidated Statements of Income

	Years ended December 31
(Amounts in thousands, except per share data)	2009	2008	2007
Interest income
Loans, including fees	$37,829	$38,654	$40,042
Interest and dividends on investments:
Taxable interest	3,969	5,117	6,523
Tax exempt interest	1,779	2,060	2,218
Dividend income	150	282	323
Federal funds sold	12	37	346
Deposits and obligations of other banks	18	6	35
Total interest income	43,757	46,156	49,487
Interest expense
Deposits	10,320	11,026	17,915
Securities sold under agreements to repurchase	168	1,412	3,919
Short-term borrowings	14	200	121
Long-term debt	4,172	3,399	1,841
Total interest expense	14,674	16,037	23,796
Net interest income	29,083	30,119	25,691
Provision for loan losses	3,438	1,193	990
Net interest income after provision for loan losses	25,645	28,926	24,701
Noninterest income
Investment and trust services fees	3,519	3,500	4,129
Loan service charges	1,151	897	822
Mortgage banking activities	145	(335)	422
Deposit service charges and fees	2,575	2,569	2,422
Other service charges and fees	1,292	1,210	1,304
Increase in cash surrender value of life insurance	643	660	654
Equity method investment	—	(143)	49
Exchange of equity method investment	—	(1,205)	—
Other	499	109	125
Impairment writedown on securities	(422)	(888)	(104)
Securities (losses) gains, net	(522)	164	284
Total noninterest income	8,880	6,538	10,107
Noninterest expense
Salaries and employee benefits	12,713	12,086	11,490
Net occupancy expense	1,898	1,792	1,752
Furniture and equipment expense	850	843	985
Advertising	1,327	1,787	1,335
Legal and professional fees	1,697	1,146	1,012
Data processing	1,538	1,430	1,348
Pennsylvania bank shares tax	573	367	680
Intangible amortization	468	370	361
FDIC insurance	1,397	105	71
Other	3,468	3,263	3,759
Total noninterest expense	25,929	23,189	22,793
Income before federal income taxes	8,596	12,275	12,015
Federal income tax expense	2,011	3,680	2,759
Net income	$6,585	$8,595	$9,256
Per share
Basic earnings per share	$1.71	$2.24	$2.41
Diluted earnings per share	$1.71	$2.24	$2.40
Cash dividends declared	$1.08	$1.07	$1.03

The accompanying notes are an integral part of these statements.

FRANKLIN FINANCIAL SERVICES CORPORATION

Consolidated Statements of Changes in Shareholders' Equity

For years ended December 31, 2009, 2008, and 2007:

(Dollars in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2006	$4,299	$32,251	$42,649	$236	$(7,821)	$71,614
Comprehensive income:
Net income	—	—	9,256	—	—	9,256
Unrealized loss on securities, net of reclassification adjustments and taxes	—	—	—	(834)	—	(834)
Unrealized loss on hedging activities, net of reclassification adjustments and taxes	—	—	—	(8)	—	(8)
Pension adjustment, net of tax	—	—	—	1,270	—	1,270
Total Comprehensive income						9,684
Cash dividends declared, $1.03 per share	—	—	(3,959)	—	—	(3,959)
Acquisition of 23,128 shares of treasury stock	—	—	—	—	(588)	(588)
Common stock issued under stock option plans, 4,021 shares	—	25	—	—	69	94
Treasury shares issued to dividend reinvestment plan, 26,492 shares	—	239	—	—	453	692
Stock option compensation	—	105	—	—	—	105
Balance at December 31, 2007	4,299	32,620	47,946	664	(7,887)	77,642
Comprehensive income:
Net income		—	8,595	—	—	8,595
Unrealized loss on securities, net of reclassification adjustments and taxes	—	—	—	(3,706)	—	(3,706)
Unrealized loss on hedging activities, net of reclassification adjustments and taxes	—	—	—	(1,602)	—	(1,602)
Pension adjustment, net of tax	—	—	—	(3,113)	—	(3,113)
Total Comprehensive income						174
Cash dividends declared, $1.07 per share	—	—	(4,096)	—	—	(4,096)
Cumulative adjustment for change in accounting principle	—	—	(319)	—	—	(319)
Acquisition of 53,783 shares of treasury stock	—	—	—	—	(1,205)	(1,205)
Common stock issued from treasury stock, 1,000 shares	—	4	—	—	18	22
Common stock issued under stock option plans, 329 shares	—	1	—	—	6	7
Treasury shares issued to dividend reinvestment plan, 32,474 shares	—	146	—	—	576	722
Stock option compensation	—	112	—	—	—	112
Balance at December 31, 2008	4,299	32,883	52,126	(7,757)	(8,492)	73,059
Comprehensive income:
Net income	—	—	6,585	—	—	6,585
Unrealized gain on securities, net of reclassification adjustments and taxes	—	—	—	1,744	—	1,744
Unrealized gain on hedging activities, net of reclassification adjustments and taxes	—	—	—	801	—	801
Pension adjustment, net of tax	—	—	—	74	—	74
Total Comprehensive income				—		9,204
Cash dividends declared, $1.08 per share	—	—	(4,145)	—	—	(4,145)
Acquisition of 9,819 shares of treasury stock	—	—	—	—	(160)	(160)
Treasury shares issued to dividend reinvestment plan: 47,874 shares	—	(80)	—	—	857	777
Common stock issued under stock option plans, 113 shares	—	—	—	—	2	2
Stock option compensation	—	29	—	—	—	29
Balance at December 31, 2009	$4,299	$32,832	$54,566	$(5,138)	$(7,793)	$78,766

The accompanying notes are an integral part of these statements.

FRANKLIN FINANCIAL SERVICES CORPORATION

Consolidated Statements of Cash Flows

	Years ended December 31
(Amounts in thousands)	2009	2008	2007
Cash flows from operating activities
Net income	$6,585	$8,595	$9,256
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,419	1,321	1,382
Net amortization (accretion) of loans and investment securities	170	(189)	(448)
Stock option compensation expense	29	112	105
Amortization and net change in mortgage servicing rights valuation	157	786	193
Amortization of intangibles	468	370	361
Provision for loan losses	3,438	1,193	990
Net realized losses (gains) on sales of securities	522	(164)	(284)
Impairment writedown on securities	422	888	104
Loans originated for sale	(647)	(4,415)	(19,582)
Proceeds from sale of loans	659	4,985	21,920
Gain on sales of loans	(12)	(94)	(253)
Net loss on sale or disposal of premises and equipment	120	—	17
Net (gain) loss on sale or disposal of other real estate/other repossessed assets	(30)	40	—
Increase in cash surrender value of life insurance	(643)	(660)	(654)
Gain from surrender of life insurance policy	(278)	—	—
Loss (income) on equity method investments	—	143	(49)
Loss on exchange of equity method investment	—	1,205	—
Contribution to pension plan	(243)	(333)	—
(Increase) decrease in interest receivable and other assets	(3,483)	(1,135)	886
(Decrease) increase in interest payable and other liabilities	399	(1,888)	1,061
Deferred tax (benefit) expense	(742)	246	(56)
Other, net	306	41	38
Net cash provided by operating activities	8,616	11,047	14,987
Cash flows from investing activities
Proceeds from sales of investment securities available for sale	10,217	10,044	10,425
Proceeds from maturities of investment securities available for sale	38,916	46,047	98,460
Net increase in restricted stock	—	(2,566)	(774)
Purchase of investment securities available for sale	(43,014)	(42,454)	(84,946)
Net increase in loans	(66,377)	(106,243)	(44,265)
Exchange of equity method investment	—	638	—
Proceeds from sale of other real estate/other repossessed assets	82	431	—
Cash and cash equivalents acquired from acquisition	—	33	—
Cash paid in acquisition	—	(1,130)	—
Proceeds from surrender of life insurance policy	878	—	—
Capital expenditures	(1,521)	(2,571)	(2,077)
Net cash used in investing activities	(60,819)	(97,771)	(23,177)
Cash flows from financing activities
Net increase (decrease) in demand deposits, NOW accounts and savings accounts	43,525	(23,791)	20,490
Net increase (decrease) in time deposits	67,499	44,855	(9,508)
Net (decrease) increase in short term borrowings	(27,307)	15,005	(16,953)
Long-term debt advances	379	57,057	41,000
Long-term debt payments	(11,832)	(10,630)	(19,735)
Dividends paid	(4,145)	(4,096)	(3,959)
Common stock issued under stock option plans	—	7	94
Common stock issued from treasury shares	2	22	—
Common stock issued to dividend reinvestment plan	777	722	692
Purchase of treasury shares	(160)	(1,205)	(588)
Net cash provided by financing activities	68,738	77,946	11,533
Increase (decrease) in cash and cash equivalents	16,535	(8,778)	3,343
Cash and cash equivalents as of January 1	16,713	25,491	22,148
Cash and cash equivalents as of December 31	$33,248	$16,713	$25,491
Supplemental Disclosures of Cash Flow Information Cash paid during the year for:
Interest on deposits and other borrowed funds	$14,866	$16,058	$24,347
Income taxes	$2,119	$4,060	$2,175
Noncash Activities
Loans transferred to Other Real Estate	$643	$—	$217

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

Subsequent Events — The Corporation has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.

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

New Accounting Guidance — In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 105 Generally Accepted Accounting Principles. The ASC is the official source of authoritative United States Generally Accepted Accounting Principles (“GAAP”) superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related literature. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to GAAP in financial statements and accounting policies. ASC 105 became effective during the third quarter of 2009 and did not have a significant impact on the Corporation’s financial statements.

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

Note 1. Summary of Significant Accounting Policies  – (continued)

Statement of Cash Flows — For purposes of reporting cash flows, cash and cash equivalents include Cash and due from banks, Interest-bearing deposits in other banks and Federal funds sold. Generally, Federal funds are purchased and sold for one-day periods.

Investment Securities — Management classifies its securities at the time of purchase as available for sale or held to maturity. At December 31, 2009 and 2008, all securities were classified as available for sale, meaning that the Corporation intends to hold them for an indefinite period of time, but not necessarily to maturity. Available for sale securities are stated at estimated fair value, adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments of interest income through maturity. The related unrealized holding gains and losses are reported as other comprehensive income or loss, net of tax, until realized. Declines in the fair value of held-to-maturity and available-for-sale securities to amounts below cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating the other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the Corporation does not intend to sell the security or it if is not more likely than not that the Corporation will be required to sell the security before recovery of its amortized cost. When a determination is made that an other-than-temporary impairment exists but the Corporation does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, the other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income. Realized securities gains and losses are computed using the specific identification method. Gains or losses on the disposition of investment securities are based on the net proceeds and the adjusted carrying amount of the specific security sold. Any decision to sell a security classified as available for sale would be based on various factors, including significant movement in interest rates, changes in maturity or mix of the Bank’s assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors.

Restricted Stock — Restricted stock, which is carried at cost, consists of stock of the Federal Home Loan Bank of Pittsburgh (FHLB) and Atlantic Central Bankers Bank (ACBB). Federal law requires a member institution of the FHLB to hold FHLB stock according to a predetermined formula. In December 2008, FHLB announced it would suspend the repurchase of excess capital stock from its members due to deterioration in its financial condition. As a result, the Bank may hold more FHLB stock than would have been previously required. Management evaluates the restricted stock for impairment in accordance with ASC Topic 320. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the banks as compared to the capital stock amount for the banks and the length of time this situation has persisted, (2) commitments by the banks to make payments required by law or regulation and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the banks. There is not a public market for FHLB or ACBB stock and the benefits of membership (e.g., liquidity and low cost funding) add value to the stock beyond purely financial measures. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment. Management believes no impairment charge is necessary related to the FHLB or ACBB restricted stock as of December 31, 2009.

The Bank held $6.5 million of restricted stock at the end of 2009. With the exception of $30 thousand, this investment represents stock in the FHLB that the Bank is required to hold in order to be a member of FHLB. This stock is carried at a cost of $100 per share. Due to concerns about the capital strength of the Pittsburgh FHLB, and the entire FHLB system, there has been industry discussion about impairment issues on

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies  – (continued)

FHLB stock. If FHLB stock were deemed to be impaired, the write-down for the Bank could be significant. However, due the nature of the FHLB system and the heavy dependence of community banks on the FHLB, it is believed that any determination about the valuation of FHLB stock needs to be accomplished so that the entire community banking system is not disrupted.

Other Investment — The Corporation had an investment in American Home Bank, N.A. (AHB). At December 31, 2007, the Corporation owned approximately 21% of the voting stock of this bank and accounted for this investment utilizing the equity method of accounting. At December 31, 2007, the carrying amount of this investment was $4.1 million. At December 31, 2008, First Chester County Corporation (FCEC) acquired AHB. The Corporation exchanged a portion of its AHB shares at $11.00 cash per share ($638 thousand) and the remaining AHB shares (299,000) were exchanged for 209,000 shares of FCEC common shares at the December 31, 2008 fair value of $10.00 per common share. At December 31, 2008, the Corporation’s investment in FCEC ($2.1 million) was reported as an equity security in the balance sheet line titled “Investment securities available for sale.” In 2008, the Corporation recorded a loss of $1.3 million from its investment in AHB. This loss is comprised of $143 thousand of operating losses arising from the equity method of accounting and a loss of $1.2 million from a valuation write down resulting from the FCEC acquisition of AHB. The Corporation recorded income of $49 thousand in 2007 from this investment.

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

Note 1. Summary of Significant Accounting Policies  – (continued)

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

Loans Held for Sale — Mortgage loans originated and intended for sale in the secondary market at the time of origination are carried at the lower of cost or estimated fair value (determined on an aggregate basis). All sales are made without recourse. Loans are generally sold with the mortgage servicing rights retained by the Corporation. Gains or losses on sales of mortgage loans are recognized based on the difference between the selling price and the carrying value of the related mortgage loans sold. The Bank had no loans held for sale at December 31, 2009.

Loan Servicing — Servicing assets are recognized as separate assets when rights are acquired through sale of financial assets. A portion of the cost of originating the loan is allocated to the servicing right based on relative fair value. Fair value is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, prepayment speeds, default rates and losses. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the periods of, the estimated future net servicing income of the underlying financial assets. Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. For the purpose of computing impairment, mortgage servicing rights are stratified based on risk characteristics of the underlying loans that are expected to have the most impact on projected prepayments including loan type, interest rate and term. Impairment is recognized through a valuation allowance to the extent that fair value is less than the capitalized amount. If the Corporation later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income. Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income. Loans serviced by the Bank for the benefit of others totaled $101.2 million, $138.5 million and $150.4 million at December 31, 2009, 2008 and 2007, respectively.

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

Note 1. Summary of Significant Accounting Policies  – (continued)

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

The Corporation’s allowance for possible loan losses consists of three elements: (1) specific valuation allowances established for probable losses on specific loans; (2) historical valuation allowances calculated based on historical loan loss experience for similar loans with similar characteristics and trends, adjusted, as necessary to reflect the impact of current conditions; and (3) unallocated general valuation allowances determined based on general economic conditions and other qualitative risk factors both internal and external to the Corporation.

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

Intangible Assets — Intangible assets consist of goodwill, core deposit intangibles and a customer list intangible. These assets were recorded from the purchase of Fulton Bancshares Corporation (goodwill and core deposit intangible) in 2006 and Community Financial, Inc. (goodwill and customer list intangible) in 2008. Goodwill is not amortized, nor deductible for tax purposes. However, goodwill is tested for impairment at least annually. Goodwill was tested for impairment by an independent third party as of August 31, 2009 and subsequently reviewed by Management as of December 31, 2009. Goodwill was determined not to be impaired at either date. If goodwill is determined to be impaired, an impairment write-down is charged to results of operations in the period in which the impairment is determined. The core deposit intangible is amortized over the estimated life of the acquired deposits. The customer list is amortized over 10 years using the sum-of-the-years digits method.

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

Note 1. Summary of Significant Accounting Policies  – (continued)

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

Stock-Based Compensation — The Corporation accounts for stock based compensation in accordance with the ASC Topic 718, “Stock Compensation.” ASC Topic 718 requires compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost is recognized over the period that an employee provides services in exchange for the award.

Compensation expense was $29 thousand in 2009, $112 thousand in 2008 and $105 thousand in 2007. The 2009 expense is related to options granted in February 2009 under the Corporation’s Incentive Stock Option Plan of 2002 and was fully expensed in 2009. The 2008 expense is related to options granted in February 2008 under the Corporation’s Incentive Stock Option Plan of 2002 and was fully expensed in 2008. The 2007 expense is related to options granted in February 2007 under the Corporation’s Incentive Stock Option Plan of 2002 and was fully expensed in 2007. In 2007, the Corporation changed the terms of the grants awarded from its Employee Stock Purchase Plan, therefore, no expense was recorded for the 2009, 2008 and 2007 options granted under this plan.

Pension — The provision for pension expense was actuarially determined using the projected unit credit actuarial cost method. The funding policy is to contribute an amount sufficient to meet the requirements of ERISA, subject to Internal Revenue Code contribution limitations.

In accordance with ASC Topic 715, “Compensation — Retirement Benefits”, the Corporation recognizes the plan’s over-funded or under-funded status as an asset or liability with an offsetting adjustment to Accumulated Other Comprehensive Income (AOCI). ASC Topic 715 requires the determination of the fair value of a plan’s assets at a company’s year-end and the recognition of actuarial gains and losses, prior service costs or credits, transition assets or obligations as a component of AOCI. These amounts were previously netted against the plan’s funded status in the Corporation’s consolidated Balance Sheet. These amounts will be

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies  – (continued)

subsequently recognized as components of net periodic benefit costs. Further, actuarial gains and losses that arise in subsequent periods that are not initially recognized as a component of net periodic benefit costs will be recognized as a component of AOCI. Those amounts will subsequently be recorded as component of net periodic benefit costs as they are amortized during future periods.

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

A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

(In thousands, except per share data)	2009	2008	2007
Weighted average shares outstanding (basic)	3,840	3,829	3,844
Impact of common stock equivalents	—	1	7
Weighted average shares outstanding (diluted)	3,840	3,830	3,851
Anti-dilutive options excluded from calculation	76	75	37
Net Income	$6,595	$8,595	$9,256
Basic Earnings Per Share	$1.71	$2.24	$2.41
Diluted Earnings Per Share	$1.71	$2.24	$2.40

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

Recent Accounting Pronouncements:

Business Combinations.  FASB Statement No. 141 (R) “Business Combinations”, subsequently codified into Accounting Standards Codification (ASC) Topic 805 “Business Combinations”, was issued in December of 2007. This guidance establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies  – (continued)

guidance was effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. This new pronouncement will affect the Company’s accounting for business combinations completed after January 1, 2009.

Disclosures about Postretirement Benefit Plan Asset.  In December 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, subsequently codified into Accounting Standards Codification (ASC) Topic 715 “Compensation — Retirement Benefits.” The purpose of this standard is to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan, including fair value of market assets and level category within the fair value hierarchy. The disclosures about plan assets required by this standard will be provided for fiscal years ending after December 15, 2009. The Corporation adopted this guidance effective December 31, 2009 and there was no material affect on its operating results, financial position or consolidated financial statements.

Disclosures about Derivative Instruments and Hedging Activities.  In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, subsequently codified into Accounting Standards Codification (ASC) Topic 815 “Derivatives and Hedging.” The standard requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. It also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 has been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. The standard was effective for fiscal years and interim periods beginning after November 15, 2008 and the Corporation adopted it effective with the quarter ended March 31, 2009 and there was no material affect on it operating results, financial position or consolidated financial statements.

Intangible Assets.  In April 2008, FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets”, subsequently codified into Accounting Standards Codification Topic (ASC) 350 “Intangibles — Goodwill and Other”, was issued. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of this standard to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Corporation adopted this standard effective with the quarter ended March 31, 2009 and there was no material affect on its operating results, financial position or consolidated financial statements.

Determining Fair Value.  In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, subsequently codified into Accounting Standards Codification (ASC) Topic 820 “ Fair Value Measurements and Disclosures.” The standard defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The standard provides additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased and also includes guidance on identifying circumstances when a transaction may not be considered orderly. This standard was effective for interim and annual reporting periods ending after June 15, 2009 and the Corporation adopted it with the quarter ended June 30, 2009 and there was no material affect on it operating results, financial position or consolidated financial statements.

Recognition and Presentation of Other-Than-Temporary Impairments.  In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, subsequently codified into Accounting Standards Codification (ASC) Topic 320 “Investments — Debt and

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies  – (continued)

Equity Securities.” The standard clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery of its amortized cost basis. In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, the standard changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income. The standard is effective for interim and annual reporting periods ending after June 15, 2009 and the Corporation adopted it effective with the quarter ended June 30, 2009 and there was no material affect on it operating results, financial position or consolidated financial statements.

Interim Disclosures about Fair Value of Financial Instruments.  In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, subsequently codified into Accounting Standards Codification (ASC) Topic 825 “Financial Instruments” and ASC Topic 270 “Interim Reporting”, respectively. The standards require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The standards were effective for interim and annual reporting periods ending after June 15, 2009, and the Corporation adopted them with the quarter ended June 30, 2009 and there was no material affect on it operating results, financial position or consolidated financial statements and there was no material affect on it operating results, financial position or consolidated financial statements.

Subsequent Events.  In May 2009, FASB issued SFAS No. 165 “Subsequent Events”, subsequently codified into Accounting Standards Codification Topic (ASC) 855 “ Subsequent Events”, with the objective to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The standard was effective for interim and annual periods ending after June 15, 2009 and the Corporation adopted it effective with the quarter ended June 30, 2009 and there was no material affect on it operating results, financial position or consolidated financial statements.

Transfers of Financial Assets.  In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140”, subsequently codified into Accounting Standards Codification (ASC)Topic 860 “Transfers and Servicing.” This standard improves the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about transfers of financial assets. Furthermore, it will address the effects of a transfer on an entity’s financial position, performance and cash flow, as well as any continuing involvement by the transferor. The adoption of the standard will be effective for the financial statements issued for the first annual reporting period beginning after November 15, 2009, and all interim periods within those fiscal years and interim and annual reporting periods thereafter. The Corporation does not expect the adoption of the standard to have a material impact on its operating results, financial position or consolidated financial statements.

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Regulatory Matters

The Bank is limited as to the amount it may lend to the Corporation, unless such loans are collateralized by specific obligations. State regulations also limit the amount of dividends the Bank can pay to the Corporation and are generally limited to the Bank’s accumulated net earnings. At December 31, 2009, the amount available for dividends was $53.5 million. In addition, dividends paid by the Bank to the Corporation would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. The Corporation and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Although not adopted in regulation form, the Pennsylvania Department of Banking utilizes capital standards requiring a minimum leverage capital ratio of 6% and a risk-based capital ratio of 10%, defined substantially the same as those by the FDIC. Management believes, as of December 31, 2009, that the Corporation and the Bank met all capital adequacy requirements to which it is subject. In February 2009, the Corporation made an additional investment of approximately $2 million in the Bank in order to increase the Bank’s capital levels.

As of December 31, 2009 the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

The table that follows presents the total risk-based, Tier 1 risk-based and Tier 1 leverage requirements for the Corporation and the Bank as defined by the FDIC. Actual capital amounts and ratios are also presented.

	As of December 31, 2009
	Actual		Minimum to be Adequately Capitalized		Minimum to be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-based Capital Ratio
Corporation	$81,009	10.89%	$59,521	8.00%	N/A	N/A
Bank	77,369	10.45%	59,214	8.00%	$74,018	10.00%
Tier 1 Risk-based Capital Ratio
Corporation	$72,072	9.69%	$29,760	4.00%	N/A	N/A
Bank	68,432	9.25%	29,607	4.00%	$44,411	6.00%
Tier 1 Leverage Ratio
Corporation	$72,072	7.50%	$38,454	4.00%	N/A	N/A
Bank	68,432	7.13%	38,365	4.00%	$47,956	5.00%

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Regulatory Matters  – (continued)

	As of December 31, 2008
	Actual		Minimum to be Adequately Capitalized		Minimum to be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-based Capital Ratio
Corporation	$76,187	11.02%	$55,301	8.00%	N/A	N/A
Bank	70,521	10.29%	54,842	8.00%	$68,553	10.00%
Tier 1 Risk-based Capital Ratio
Corporation	$68,830	9.96%	$27,650	4.00%	N/A	N/A
Bank	63,164	9.21%	27,421	4.00%	$41,132	6.00%
Tier 1 Leverage Ratio
Corporation	$68,830	7.84%	$35,118	4.00%	N/A	N/A
Bank	63,164	7.26%	34,823	4.00%	$43,529	5.00%

Note 3. Restricted Cash Balances

The Corporation’s subsidiary bank is required to maintain reserves against its deposit liabilities in the form of vault cash and/or balances with the Federal Reserve Bank. Deposit reserves that the Bank was required to hold were approximately $851 thousand and $797 thousand at December 31, 2009 and 2008, respectively and were satisfied by the Bank’s vault cash. In addition, as compensation for check clearing and other services, a compensatory balance maintained at the Federal Reserve Bank at December 31, 2009 and 2008, was approximately $900 thousand.

Note 4. Investment Securities

The amortized cost and estimated fair value of investment securities available for sale as of December 31, 2009 and 2008 is as follows:

(Amounts in thousands) 2009	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Equity securities	$5,400	$37	$(1,462)	$3,975
U.S. Treasury securities and obligations of U.S. Government agencies	28,258	618	(161)	28,715
Obligations of state and political subdivisions	42,611	1,332	(62)	43,881
Corporate debt securities	9,603	—	(2,343)	7,260
Mortgage-backed securities
Agency	53,214	1,576	(47)	54,743
Non Agency	5,947	—	(1,279)	4,668
Asset-backed securities	84	—	(38)	46
	$145,117	$3,563	$(5,392)	$143,288

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Investment Securities  – (continued)

2008	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Equity securities	$5,783	$18	$(955)	$4,846
U.S. Treasury securities and obligations of U.S. Government agencies	29,548	770	(287)	30,031
Obligations of state and political subdivisions	45,518	824	(659)	45,683
Corporate debt securities	12,868	—	(3,888)	8,980
Mortgage-backed securities
Agency	50,667	889	(106)	51,450
Non Agency	7,551	—	(1,033)	6,518
Asset-backed securities	95	—	(44)	51
	$152,030	$2,501	$(6,972)	$147,559

At December 31, 2009 and 2008, the book value of investment securities pledged to secure public funds, trust balances, repurchase agreements, deposit and other obligations totaled $134.6 million and $139.6 million, respectively.

The amortized cost and estimated fair value of debt securities at December 31, 2009, by contractual maturity are shown below.

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in thousands)	Amortized cost	Estimated fair value
Due in one year or less	$3,016	$3,022
Due after one year through five years	17,481	17,692
Due after five years through ten years	31,638	32,902
Due after ten years	28,421	26,286
	80,556	79,902
Mortgage-backed securities	59,161	59,411
	$139,717	$139,313

The composition of the net realized securities (losses) gains for the years ended December 31, 2009, 2008 and 2007 is as follows:

(Amounts in thousands)	2009	2008	2007
Gross gains realized	$66	$894	$347
Gross losses realized	(588)	(730)	(63)
Net (losses) gains realized	$(522)	$164	$284
Tax (benefits) provision applicable to net securities (losses) gains	$(177)	$56	$97

At December 31, 2009, the investment portfolio contained $42.0 million of temporarily impaired securities (99 issues) with $5.4 million in unrealized losses. These numbers are an improvement over the prior year as financial markets have somewhat stabilized. Of the total, $3.9 million of unrealized loss was in the debt security portfolio with the largest amount, $2.3 million, in the corporate debt security category, primarily trust preferred securities. Nearly the entire unrealized loss position in the debt security portfolio has existed

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Investment Securities  – (continued)

for more than one year. Generally, these securities are investment grade debt securities. For these securities, Management applies a systematic methodology in order to perform an assessment of the potential for “other-than-temporary” impairment. In the case of debt securities, investments considered for “other-than-temporary” impairment: (1) had a specified maturity or repricing date; (2) were generally expected to be redeemed at par, and (3) were expected to achieve a recovery in market value within a reasonable period of time. In addition, the Bank considers whether it intends to sell these securities or whether it will be forced to sell these securities before maturity. Accordingly, the impairments identified on debt securities and subjected to the assessment at December 31, 2009 were deemed to be temporary and required no further adjustment to the financial statements.

For some securities classes, like Alt-A MBS and trust-preferred securities, little or no market exists and this has caused significant price declines that do not necessarily reflect credit quality.

Within the corporate bond portfolio, the Bank holds approximately $6.0 million of trust-preferred securities, with an unrealized loss of $2.2 million. These securities represent 56.4% of the unrealized loss in the corporate bond portfolio. Trust preferred securities are typically issued by a subsidiary grantor trust of a bank holding company, which uses the proceeds of the equity issuance to purchase deeply subordinated debt issued by the bank holding company. Trust-preferred securities can reflect single entity issues or a group of entities (pooled trust preferred). Pooled trust preferred securities have been the subject of significant write- downs due in some cases from the default of on issuer in the pool that then impairs the entire polo. Because of the current financial conditions, most trust preferred securities have realized a significant decline in value, but market prices have improved since the end of 2008. All of the issues are single issue variable rate notes from companies that received money (and in some cases paid back) from the Troubled Asset Relief Program (TARP), continue to pay dividends and have raised capital during 2009. The holdings and ratings of the trust-preferred securities include issues from: BankAmerica (Baa3), JP Morgan (A1), Wells Fargo (Baa1) and Huntington Bancshares (Baa3). At December 31, 2009, the Bank believes it will be able to collect all interest and principal due on these bonds.

The Bank’s investment in mortgage-backed securities is comprised primarily of U.S. Agency mortgage-backed products ($53.2 million) that do not include sub-prime mortgage collateral. When Fannie Mae and Freddie Mac were placed in conservatorship in September 2008, these mortgage-backed securities that had always had an implicit U.S. Government guarantee, now have explicit U.S. Government guarantee. The Bank also has $5.9 million of private label “Alt-A” mortgage-backed products, down from $7.6 million at year-end 2008. Alt-A loans are first-lien residential mortgages that generally conform to traditional “prime” credit guidelines; however, loan factors such as the loan-to-value ratio, loan documentation, occupancy status or property type cause these loans not to qualify for standard underwriting programs. The Alt-A product in the Bank’s portfolio is comprised of fixed-rate product that was originated between 2003 and 2006 and all were originally rated AAA. The bonds issued in 2006, during the height of the real estate market, appear to be experiencing the highest delinquency and loss rates. During 2009, all of the Bank’s Alt-A investments experienced rating declines and some experienced an increase in delinquencies and default rates, and a weakening of the underlying credit support. All of these bonds have some type of credit support tranche that will absorb any loss prior to losses at the senior tranche held by the Bank. At December 31, 2009, the bond ratings ranged from C to AAA and credit support levels ranged from 1.9% to 12.85%. The Bank monitors the performance of the Alt-A investments on a regular basis and reviews delinquencies, default rates, credit support levels and various cash flow stress test scenarios. Management will continue to monitor these securities and it is possible that a write down on some of these securities may occur in 2010 if current loss trends continue.

Equity securities are assessed for “other-than-temporary” impairment based on the length of time of impairment, dollar amount of the impairment and general market conditions relating to specific issues.

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Investment Securities  – (continued)

Unrealized losses on equity securities continued to increase throughout 2009 as the price of bank equities continued to be driven down by the affects of the recession.

The Bank holds $6.5 million of FHLB stock. The FHLB stock is carried at a cost of $100 per share. In 2008, FHLB announced a capital restoration plan that has resulted in it discontinuing paying dividends and repurchasing excess capital stock from its members. It is not known if or when FHLB will be able to restore its dividend or repurchase its stock. As of December 31, 2009, the Bank held $1.6 million in FHLB stock that is excess to what it is normally required to hold. Due to concerns about the capital strength of the Pittsburgh FHLB, and the entire FHLB system, there has been industry discussion about impairment issues on FHLB stock. If FHLB stock were deemed to be impaired, the write-down for the Bank could be significant. FHLB stock is evaluated for impairment primarily based on an assessment of the ultimate recoverability of its cost. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support it operations. There is not a public market for FHLB stock and the benefits of FHLB membership (e.g., liquidity and low cost funding) add value to the stock beyond purely financial measures. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment.

Based on Management’s review, other than temporary impairment charges of $422 thousand were taken in 2009 on four equity securities. Management closely monitors the value of its equity portfolio and it is possible that additional write-downs may be required in 2010.

The following tables reflects temporary impairment in the investment portfolio (excluding restricted stock), aggregated by investment category, length of time that individual securities have been in a continuous unrealized loss position and the number of securities in each category as of December 31, 2009 and 2008.

	December 31, 2009
	Less than 12 months			12 months or more			Total
(Amounts in thousands)	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
Equity securities	$2,343	$(395)	7	$1,494	$(1,067)	21	$3,837	$(1,462)	28
U.S. Treasury securities and obligations of U.S. Government agencies	63	—	3	13,411	(161)	27	13,474	(161)	30
Obligations of state and political subdivisions	1,843	(41)	6	285	(21)	1	2,128	(62)	7
Corporate debt securities	622	(1)	5	6,537	(2,342)	10	7,159	(2,343)	15
Mortgage-backed securities
Agency	10,812	(47)	9	—	—	0	10,812	(47)	9
Non Agency	—	—	—	4,668	(1,279)	7	4,668	(1,279)	7
Asset-backed securities	—	—	—	46	(38)	3	46	(38)	3
Total temporarily impaired securities	$15,683	$(484)	30	$26,441	$(4,908)	69	$42,124	$(5,392)	99

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Investment Securities – (continued)

	December 31, 2008
	Less than 12 months 3			12 months or more			Total
(Amounts in thousands)	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
Equity securities	$1,933	$(701)	17	$382	$(254)	8	$2,315	$(955)	25
U.S. Treasury securities and obligations of U.S. Government agencies	7,018	(69)	27	10,113	(218)	15	17,131	(287)	42
Obligations of state and political subdivisions	14,137	(659)	32	—	—	—	14,137	(659)	32
Corporate debt securities	3,722	(448)	4	5,158	(3,440)	9	8,880	(3,888)	13
Mortgage-backed securities
Agency	6,689	(70)	9	1,257	(36)	4	7,946	(106)	13
Non Agency	6,517	(1,033)	7	—	—	—	6,517	(1,033)	7
Asset-backed securities	16	(7)	1	35	(37)	2	51	(44)	3
Total temporarily impaired securities	$40,032	$(2,987)	97	$16,945	$(3,985)	38	$56,977	$(6,972)	135

Note 5. Loans

A summary of loans outstanding, by primary collateral, at the end of the reporting periods is as follows:

	December 31
(Amounts in thousands)	2009	2008
Residential real estate	$203,790	$215,885
Residential real estate construction	84,649	72,818
Commercial, industrial and agricultural real estate	283,839	229,673
Commercial, industrial and agricultural	144,035	132,368
Consumer	23,250	25,473
	739,563	676,217
Less: Allowance for loan losses	(8,937)	(7,357)
Net loans	$730,626	$668,860
Included in the loan balances are the following:
Net unamortized deferred loan costs	$589	$646
Unamortized (discount) on purchased loans	$(286)	$(295)
Loans pledged as collateral for borrowings and commitments from:
FHLB	$361	$483
Federal Reserve Bank	123	31
	$484	$514

Loans to directors and executive officers and related interests and affiliated enterprises were as follows:

(Amounts in thousands)	2009	2008
Balance at beginning of year	$10,087	$9,120
New loans made	289	1,665
Repayments	(2,578)	(698)
Balance at end of year	$7,798	$10,087

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Allowance for Loan Losses

	Years ended December 31
(Amounts in thousands)	2009	2008	2007
Balance at beginning of year	$7,357	$7,361	$6,850
Charge-offs	(2,129)	(1,433)	(818)
Recoveries	271	236	339
Net recoveries (charge-offs)	(1,858)	(1,197)	(479)
Provision for loan losses	3,438	1,193	990
Balance at end of year	$8,937	$7,357	$7,361
Restructured loans	$—	$—	$—
Nonaccrual loans
Residential real estate	4,385	1,619	536
Commercial, industrial and agricultural real estate	5,654	—	78
Commercial, industrial and agricultural	124	1,252	3,635
Consumer	30	—	—
Total nonaccrual loans	$10,193	$2,871	$4,249
Loans past due 90 days or more and still accruing
Residential real estate	4,980	544	407
Commercial, industrial and agricultural real estate	1,926	429	832
Commercial, industrial and agricultural	960	33	205
Consumer	195	123	64
Total loans past due 90 days or more and still accruing	$8,061	$1,129	$1,508

The gross interest that would have been recorded if nonaccrual loans had been current in accordance with their original terms and the amount actually recorded in income were as follows:

(Amounts in thousands)	2009	2008	2007
Gross interest due under terms	$356	$349	$294
Amount included in income	(97)	(211)	(197)
Interest income not recognized	$259	$138	$97
Interest income recognized on impaired loans, primarily on a cash basis	$806	$728	$387

(Amounts in thousands)	2009	2008	2007
Recorded investment in loans that were considered to be impaired,	$18,123	$11,254	$4,470
Impaired loans that have an allowance for credit losses established	12,833	8,867	3,861
Allowance for credit losses established on impaired loans	4,890	1,309	554
Average recorded investment in impaired loans	16,890	7,579	6,033

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Premises and Equipment

Premises and equipment consist of:

		December 31
(Dollars in thousands)	Estimated Life	2009	2008
Land		$2,590	$2,590
Buildings and leasehold improvements	15 – 30 years, or lease term	21,215	20,358
Furniture, fixtures and equipment	3 – 10 years	12,883	12,459
Total cost		36,688	35,407
Less: Accumulated depreciation		(20,947)	(19,782)
Net premises and equipment		$15,741	$15,625

Depreciation expense for the years ended December 31, 2009, 2008 and 2007 was $1.3 million, $1.2 million and $1.3 million, respectively.

The Corporation leases various premises and equipment for use in banking operations. Future minimum payments on these leases are as follows:

(Amounts in thousands)
2010	$352
2011	278
2012	216
2013	198
2014	172
2015 and beyond	1,909
$3,125

Some of these leases provide renewal options of varying terms. The rental cost of these optional renewals is not included above. Total rent expense on these leases was $385 thousand, $336 thousand and $332 thousand for 2009, 2008 and 2007, respectively.

Note 8. Goodwill and Intangible Assets

The following table summarizes the changes in goodwill:

	For the years ended December 31
(amounts in thousands)	2009	2008
Beginning balance	$9,152	$8,520
Goodwill acquired	—	632
Adjustment to goodwill	7	—
Ending balance	$9,159	$9,152

The adjustment to goodwill in 2009 was a final adjustment to goodwill acquired in 2008. See Note 23 of the accompanying consolidated financial statements for information regarding goodwill acquired in 2008.

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Goodwill and Intangible Assets  – (continued)

The following table summarizes the other intangible assets at December 31:

	Core Deposit		Customer List
	2009	2008	2009	2008
Gross carrying amount	$3,252	$3,252	$589	$589
Accumulated amortization	(1,265)	(903)	(115)	(9)
Net carrying amount	$1,987	$2,349	$474	$580

Amortization expense related to intangible assets totaled $468 thousand, $370 thousand and $361 thousand in 2009, 2008 and 2007, respectively.

Core deposit intangibles are amortized over the estimated life of the acquired core deposits. At December 31, 2009 the remaining life was 5.5 years. The customer list intangible is amortized over the estimated life of the acquired customer list. At December 31, 2009, the remaining life was 8.9 years.

The following table shows the expected amortization expense for intangible assets over the next five years:

(amounts in thousands)
2010	$457
2011	446
2012	435
2013	424
2014	414

Note 9. Mortgage Servicing Rights

Activity pertaining to mortgage servicing rights and the related valuation allowance follows:

(Amounts in thousands)	For the Years Ended December 31
	2009	2008	2007
Cost of mortgage servicing rights:
Beginning balance	$1,551	$1,778	$1,799
Originations	8	59	270
Amortization	(369)	(286)	(291)
Ending balance	$1,190	$1,551	$1,778
Valuation allowance:
Beginning balance	$(688)	$(188)	$(286)
Valuation charges	—	(722)	(93)
Valuation reversals	212	222	191
Ending balance	$(476)	$(688)	$(188)
Mortgage servicing rights cost	$1,190	$1,551	$1,778
Valuation allowance	(476)	(688)	(188)
Carrying value	$714	$863	$1,590
Fair value	$714	$863	$1,590
Fair value assumptions:
Weighted average discount rate	10.00%	10.00%	9.50%
Weighted average prepayment speed	18.67%	23.60%	12.50%

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Mortgage Servicing Rights  – (continued)

The value of mortgage servicing rights is greatly affected by changes in mortgage interest rates and the resulting changes in prepayment speeds. The following chart shows the changes in fair value under different rate scenarios:

Changes in fair value:	2009	2008	2007
Rates + 1%	$226	$382	$257
Rates (1)%	($195)	($252)	($554)

Note 10. Deposits

Deposits are summarized as follows:

	December 31
(Amounts in thousands)	2009	2008
Demand, noninterest-bearing	$77,675	$86,954
Interest-bearing checking	97,636	86,241
Savings:
Money market accounts	243,600	203,171
Passbook and statement savings	46,986	46,006
Total savings and interest checking	388,222	335,418
Time deposits:
Less than $100,000	144,762	137,955
$100,000 and over	62,576	50,510
Brokered time deposits:
Less than $100,000	21,226	16,504
$100,000 and over	43,904	—
Total time deposits	272,468	204,969
Total deposits	$738,365	$627,341
Overdrawn deposit accounts reclassfied as loan balances	$183	$181

At December 31, 2009 the scheduled maturities of time deposits are as follows:

2010	$210,293
2011	33,140
2012	12,637
2013	11,713
2014	4,681
2015 and beyond	4
$272,468

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	December 31
	2009		2008
(Dollars in thousands)	Sweep Repurchase	FHLB Open Repo	Sweep Repurchase	FHLB Open Repo
Ending balance	$55,855	$—	$64,312	$18,850
Weighted average rate at year end	0.25%	—	0.25%	0.59%
Range of interest rates paid at year end	0.25%	—	0.25%	0.59%
Maximum month-end balance during the year	$74,331	$9,900	$78,969	$23,150
Average balance during the year	$67,032	$2,142	$75,238	$11,628
Weighted average interest rate during the year	0.25%	0.66%	1.88%	1.72%

The securities that serve as collateral for securities sold under agreements to repurchase consist primarily of U.S. Government and U.S. Agency securities with a fair value of $64.1 million and $76.3 million, respectively, at December 31, 2009 and 2008.

A summary of long-term debt at the end of the reporting period follows:

	December 31
(Amounts in thousands)	2009	2008
Loans from the Federal Home Loan Bank	$94,688	$106,141

The loans from the FHLB are comprised of term loans payable at maturity and amortizing advances. These loans have fixed interest rates ranging from 3.07% to 5.83% (weighted average rate of 4.12%) and final maturities ranging from September 2010 to November 2039. All borrowings from the FHLB are collateralized by FHLB stock and loans secured by real estate.

The scheduled amortization and maturities of the FHLB borrowings at December 31, 2009 are as follows:

(Amounts in thousands)
2010	$23,803
2011	19,164
2012	29,172
2013	10,146
2014	2,008
2015 and beyond	10,395
$94,688

The Corporation's maximum borrowing capacity with the FHLB at December 31, 2009, was $217.4 million. The total amount available to borrow at year-end was approximately $122.8 million.

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Federal Income Taxes

The temporary differences which give rise to significant portions of deferred tax assets and liabilities are as follows:

(amounts in thousands)	December 31
Deferred Tax Assets	2009	2008
Allowance for loan losses	$3,269	$2,698
Deferred compensation	1,082	1,151
Purchase accounting	113	150
Deferred loan fees and costs, net	160	160
Intangibles	74	116
Capital loss carryover	45	175
Other than temporary impairment of investments	854	711
Accumulated other comprehensive loss	2,648	3,996
Other	91	26
	8,336	9,183
Valuation allowance	(899)	(886)
Total gross deferred tax assets	7,437	8,297

Deferred Tax Liabilities
Core deposit intangibles	676	799
Time deposit purchase accounting	7	24
Depreciation	93	23
Joint ventures and partnerships	67	56
Pension	133	243
Mortgage servicing rights	243	293
Customer list	161	197
Total gross deferred tax liabilities	1,380	1,635
Net deferred tax asset	$6,057	$6,662

The components of the provision for Federal income taxes attributable to income from operations were as follows:

	Years ended December 31
(Amounts in thousands)	2009	2008	2007
Current tax expense	$2,753	$3,434	$2,815
Deferred tax (benefit) expense	(742)	246	(56)
Income tax provision	$2,011	$3,680	$2,759

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Federal Income Taxes  – (continued)

For the years ended December 31, 2009, 2008, and 2007, the income tax provisions are different from the tax expense which would be computed by applying the Federal statutory rate to pretax operating earnings. A reconciliation between the tax provision at the statutory rate and the tax provision at the effective tax rate is as follows:

	Years ended December 31
(Amounts in thousands)	2009	2008	2007
Tax provision at statutory rate	$2,923	$4,173	$4,085
Income on tax-exempt loans and securities	(787)	(908)	(1,142)
Nondeductible interest expense relating to
carrying tax-exempt obligations	56	77	141
Dividends received exclusion	(36)	(33)	(49)
Income from bank owned life insurance	(212)	(216)	(218)
Life insurance proceeds	(94)	—	—
Valuation allowance	188	711	—
Stock option compensation	10	38	36
Other, net	(37)	(129)	(54)
Tax credit	—	(33)	(40)
Income tax provision	$2,011	$3,680	$2,759
Effective income tax rate	23.4%	30.0%	23.0%

At December 31, 2009, a capital loss carryover of approximately $500 thousand, recognized with the acquisition of Fulton in 2006, expired. The deferred tax asset and related valuation allowance were reversed at December 31, 2009.

The Corporation accounts for income taxes in accordance with the provisions of ASC Topic 740, “Income Taxes”. ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. ASC Topic 740, “Income Taxes” also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. Adoption of ASC Topic 740, “Income Taxes” did not have a significant impact on the Corporation’s financial statements.

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on available-for-sale securities, derivatives and the change in plan assets and benefit obligations on the Bank’s pension plan, net of tax, that are recognized as separate components of shareholders’ equity.

The components of comprehensive income and related tax effects are as follows:

	For the Years Ended December 31
	2009	2008	2007
Net Income	$6,585	$8,595	$9,256
Securities:
Unrealized gains (losses) arising during the period	1,698	(6,339)	(1,083)
Reclassification adjustment for losses (gains) included in net income	944	724	(180)
Net unrealized gains (losses)	2,642	(5,615)	(1,263)
Tax effect	(898)	1,909	429
Net of tax amount	1,744	(3,706)	(834)
Derivatives:
Unrealized gains (losses) arising during the period	497	(2,817)	(53)
Reclassification adjustment for losses included in net income	716	390	41
Net unrealized gains (losses)	1,213	(2,427)	(12)
Tax effect	(412)	825	4
Net of tax amount	801	(1,602)	(8)
Pension:
Change in plan assets and benefit obligations	113	(4,717)	1,924
Reclassification adjustment for losses included in net income	—	—	—
Net unrealized gains (losses)	113	(4,717)	1,924
Tax effect	(38)	1,604	(654)
Net of tax amount	74	(3,113)	1,270
Total other comprehensive income (loss)	2,619	(8,421)	428
Total Comprehensive Income	$9,204	$174	$9,684

The components of accumulated other comprehensive (loss) income included in shareholders' equity are as follows:

	December 31
	2009	2008	2007
Net unrealized (losses) gains on securities	$(1,829)	$(4,471)	$1,144
Tax effect	622	1,520	(389)
Net of tax amount	(1,207)	(2,951)	755
Net unrealized losses on derivatives	(1,263)	(2,477)	(50)
Tax effect	429	842	17
Net of tax amount	(834)	(1,635)	(33)
Accumulated pension adjustment	(4,692)	(4,805)	(87)
Tax effect	1,595	1,634	29
Net of tax amount	(3,097)	(3,171)	(58)
Total accumulated other comprehensive (loss) income	$(5,138)	$(7,757)	$664

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During 2008, the Bank entered into two swap transactions. Each swap has a notional amount of $10 million with one maturing in 2013 and one in 2015. According to the terms of each transaction, the Bank pays fixed-rate interest payments and receives floating-rate payments. The swaps were entered into to hedge the Corporation’s exposure to changes in cash flows attributable to the effect of interest rate changes on variable-rate liabilities. At December 31, 2009, the fair value of the swaps was negative $1.3 million and was recognized in accumulated other comprehensive income, net of tax.

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

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Financial Derivatives  – (continued)

Information regarding the interest rate swap as of December 31, 2009 follows:

	Maturity Date	Interest Rate		Amount Expected to be Expensed into Earnings within the next 12 Months
(Dollars in thousands) Notional Amount		Fixed	Variable

$10,000	5/30/2013	3.60%	0.11%	$349
$10,000	5/30/2015	3.87%	0.11%	$376

The variable rate is indexed to the 91-day Treasury Bill auction (discount) rate and resets weekly.

Derivatives with a positive fair value are reflected as other assets in the balance sheet while those with a negative fair value are reflected as other liabilities. The swaps added $716 thousand to interest expense in 2009 compared to $390 thousand in 2008 and $41 thousand in 2007. As short-term interest rates decrease, the net expense of the swap increases and as short-term rates increase the net expense of the swaps decrease. The 2010 swap interest expense is expected to be comparable to 2009 because lower short-term interest rates are not expected to change significantly in 2010.

Fair Value of Derivative Instruments in the Consolidated Balance Sheets were as follows as of December 31, 2009:

Fair Value of Derivative Instruments Designated as Hedging Instruments Under ASC Topic 815
(Dollars in thousands)	Liability Derivatives
As of December 31	2009
Type	Balance Sheet Location	Fair Value
Interest rate contracts	Other liabilities	$(1,263)

The Effect of Derivative Instruments on the Statement of Financial Performance for the Year Ended December 31, 2009 follows:

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships
	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing
(Dollars in thousands) Type	2009		2009		2009
Interest rate contracts	$801	Interest Expense	$(716)	Other income (expense)	$—

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Benefit Plans

The Bank has a 401(k) plan covering substantially all employees of F&M Trust who have completed one year and 1,000 hours of service. In 2009, employee contributions to the plan were matched at 100% up to 4% of each employee’s deferrals plus 50% of the next 2% of deferrals from participants’ eligible compensation. In addition, a 100% discretionary profit sharing contribution of up to 2% of each employee’s eligible compensation is possible provided net income targets are achieved. The Personnel Committee of the Corporation’s Board of Directors approves the established net income targets annually. Under this plan, the maximum amount of employee contributions in any given year is defined by Internal Revenue Service regulations. The related expense for the 401(k) plan, and the profit sharing plan as approved by the Board of Directors, was approximately $366 thousand in 2009, $365 thousand in 2008 and $432 thousand in 2007. The cost of a deferred compensation benefit (life insurance) was $9 thousand in 2009 and $15 thousand in 2008. This benefit is provided to selected employees via the life insurance policies owned by the Bank.

The Bank has a noncontributory pension plan covering substantially all employees of F&M Trust who meet certain age and service requirements. Benefits are based on years of service and the employee’s compensation using a career average formula for all employees. The pension plan was closed to new participants on April 1, 2007. The change to a career average formula in 2008 affected future pension benefits for some employees more than others, primarily long-term employees. In an attempt to minimize the affect of the change on these employees the Bank added the following benefits: 1) an additional annual contribution over 10 years to the 401(k) plan for pension participants that were deemed to have a significant expected shortfall as a result of the change to a career average formula; and (2) contributions to a non-qualified deferred compensation plan for current or potential highly-compensated employees that were deemed to have a significant expected shortfall as a result of the change to a career average formula. The annual contribution to the non-qualified plan ranges from 1% to 9% of the covered employee’s salary depending on such factors as the employee’s length of service and time to retirement. Any contribution made to the non-qualified plan is in lieu of the additional contribution made to the 401(k) plan identified as change number 1 above. The expense associated with the new benefits described above was $51 thousand in 2009 and $57 thousand in 2008. The Bank’s funding policy is to contribute annually the amount required to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974. Contributions are intended to provide not only for the benefits attributed to service to date but also for those expected to be earned in the future.

Due to the low interest rate environment, the pension plan returns have been negatively affected and the Bank incurred substantially higher pension expense ($566 thousand) in 2009 compared to a pension expense credit of $21 thousand in 2008. Had the Bank not implemented the changes to the pension plan in 2008, the 2009 expense would have been higher. The Bank expects its 2010 pension expense to approximate the 2009 expense. The 2009 measurement date of the Plan was December 31, 2009.

Pension Plan asset classes include cash, fixed income securities and equities. The fixed income portion is comprised of Government Bonds, Corporate Bonds and Taxable Municipal Bonds; the equity portion is comprised of financial institution equities and individual corporate equities across a broad range of sectors. Investments are made on the basis of sound economic principles and in accordance with established guidelines. Target allocations of fund assets measured at fair value are as follows: fixed income, a range of 50%-70%; equities, a range of 20% to 50% and cash as needed. At December 31, 2009, fixed income investments accounted for 71% of total Plan assets, equities accounted for 22% and cash and other accounted for 7%. The percentage of equities held at year-end (23%) is significantly lower than the prior year percentage (44%) and reflects a decision to reallocate the portfolio to more accurately match the duration of pension liabilities. Subsequent to year-end, the Bank changed the pension asset allocation ranges to: fixed income 60-90%, equities 10-30% and cash as needed to more accurately reflect the changing investment objectives of the plan.

On a regular basis, the Pension and Benefits Committee (the “Committee”) monitors the allocation to each asset class. Due to changes in market conditions, the asset allocation may vary from time to time. The

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Benefit Plans  – (continued)

Committee is responsible to direct the rebalancing of Plan assets when allocations are not within the established guidelines and to ensure that such action is implemented. The Bank has currently begun a process of reallocating pension assets in an attempt to more closely match the structure of pension liabilities. This has and will to continue to result in a smaller allocation of equity investments and a higher allocation of longer duration bonds. Once completed, the new allocation should reduce large fluctuations in projected benefit obligations.

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

The following table sets forth the plan’s funded status, based on the December 31, 2009 and 2008 actuarial valuation together with comparative 2007 amounts valued at September 30, 2007:

	For the Years Ended December 31
(Amounts in thousands)	2009	2008	2007
Change in projected benefit obligation
Benefit obligation at beginning of measurement year	$12,149	$11,626	$12,974
Service cost	354	448	366
Interest cost	738	847	725
Amendments	—	—	(1,170)
Actuarial loss (gain)	748	29	(652)
Benefits paid	(702)	(801)	(617)
Benefit obligation at end of measurement year	13,287	12,149	11,626
Change in plan assets
Fair value of plan assets at beginning of measurement year	8,059	11,899	11,588
Actual return on plan assets net of expenses	1,385	(3,372)	928
Employer contribution	243	333	—
Benefits paid	(702)	(801)	(617)
Fair value of plan assets at end of measurement year	8,985	8,059	11,899
Funded status of projected benefit obligation at end of measurement year	$(4,302)	$(4,090)	$273

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Benefit Plans  – (continued)

Amounts recognized in accumulated other comprehensive income (loss), net of tax	For the years ended December 31
	2009	2008	2007

Net actuarial loss	$(5,541)	$(5,778)	$(1,218)
Prior service (asset) cost obligation	848	974	1,131
	(4,693)	(4,804)	(87)
Tax effect	1,596	1,633	29
Net amount recognized in accumulated comprehensive income	$(3,097)	$(3,171)	$(58)

	For the years ended December 31
Components of net periodic pension cost	2009	2008	2007
Service cost	$354	$448	$366
Interest cost	738	847	725
Expected return on plan assets	(753)	(1,161)	(920)
Amortization of prior service cost	(126)	(157)	36
Recognized net actuarial loss	354	2	58
Net periodic pension (benefit) cost	$567	$(21)	$265

	For the years ended December 31
	2009	2008	2007
Assumptions used to determine benefit obligations as of measurement date:
Discount rate	5.79%	6.13%	6.00%
Rate of compensation increase	4.50%	4.50%	4.50%
Assumptions used to determine net periodic benefit cost:
Discount rate	6.13%	6.00%	5.60%
Expected long-term return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	4.50%	4.50%	5.00%
Asset allocations as of measurement date:
Equity securities	22%	47%	74%
Debt securities	71%	44%	19%
Other	7%	9%	7%
Total	100%	100%	100%

Equity securities include shares of the Corporation's common stock in the amounts of $47 thousand (0.6% of total plan assets) and $52 thousand (0.7 % of total plan assets) at December 31, 2009 and 2008, respectively

	For the years ended December 31
Reconciliation of Funded Status	2009	2008	2007
Funded Status	$(4,302)	$(4,090)	$273
Unrecognized net actuarial loss	5,541	5,778	1,218
Unrecognized prior service cost	(848)	(974)	(1,131)
Net Asset recognized	$391	$714	$360
Accumulated Benefit Obligation	$12,691	$11,692	$11,240

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Benefit Plans  – (continued)

The following table sets forth by level, within the fair value hierarchy, the Plan's investments at fair value as of December 31, 2009:

(Dollars in Thousands) Asset Description	Fair Value at December 31, 2009	Level 1	Level 2	Level 3
Cash and money market funds	$157	$206	$—	$—
Common stocks	2,005	2,005	—	—
Corporate bonds	1,079	—	1,079	—
Cash value of life insurance	142	—	—	141
Deposit in immediate participation guarantee participation contract	207	—	—	215
Municipal bonds	5,038	—	5,038	—
Total assets	$8,628	$2,211	$6,117	$356

The following table sets forth a summary of the changes in the fair value of the Plan's level 3 investments for the year ended December 31, 2009:

	Cash Value of Life Insurance	Deposits in Immediate Participation Guarantee Contract
Balance — January 1, 2009	$134	$205
Unrealized gain relating to investments held at the reporting date	8	8
Purchases, sales, issuances and settlement, net	—	2
Balance — December 31, 2009	$142	$215

Contributions

The Bank expects to contribute $499 thousand to its pension plan in 2010.

Estimated future benefit payments (in thousands)	2010	$685
	2011	701
	2012	730
	2013	757
	2014	813
	2015 – 2019	4,324
		$8,010

Note 16. Stock Purchase Plans

In 2004, the Corporation adopted the Employee Stock Purchase Plan of 2004 (ESPP), replacing the ESPP of 1994 that expired in 2004. Under the ESPP of 2004, options for 250,000 shares of stock can be issued to eligible employees. The number of shares that can be purchased by each participant is defined by the plan and the Board of Directors sets the option price. However, the option price cannot be less than 90% of the fair market value of a share of the Corporation’s common stock on the date the option is granted. The Board of Directors also determines the expiration date of the options; however, no option may have a term that exceeds 1 year from the grant date. ESPP options are exercisable immediately upon grant. Any shares related to unexercised options are available for future grant. As of December 31, 2009 there are 215,057 shares available for future grants. The Board of Directors may amend, suspend or terminate the ESPP at any time.

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. Stock Purchase Plans  – (continued)

The grant price of the 2009 ESPP options was set at 95% of the stock’s fair value at the time of the award. Therefore, no compensation expense was recognized in 2009 for the ESPP.

In 2002, the Corporation adopted the Incentive Stock Option Plan of 2002 (ISOP). Under the ISOP, options for 250,000 shares of stock can be issued to selected Officers, as defined in the plan. The number of options available to be awarded to each eligible Officer is determined by the Board of Directors, but is limited with respect to the aggregate fair value of the options as defined in the plan. The exercise price of the option shall be equal to the fair value of a share of the Corporation’s common stock on the date the option is granted. The options have a life of 10 years and may be exercised only after the optionee has completed 6 months of continuous employment with the Corporation or its Subsidiary immediately following the grant date, or upon a change of control as defined in the plan. As of December 31, 2009 there are 148,127 shares available for future grants. The ISOP has a 10-year plan life with respect to the granting of new awards. However, awards granted prior to expiration of the plan will continue to be exercisable in accordance with the plan. The risk-free interest rate is the U.S. Treasury rate commensurate with the expected average life of the option at the date of grant. The Corporation uses the “simplified” method for estimating the expected term of the ISO award.

The ESPP and ISOP options outstanding at December 31, 2009 are all exercisable. The ESPP options expire on June 30, 2010 and the ISOP options expire 10 years from the grant date. The following table summarizes the stock option activity:

	ESPP Options	Weighted Average Price Per Share	Aggregate Intrinsic Value
Balance Outstanding at December 31, 2006	23,437	$23.11
Granted	25,607	25.92
Exercised	(2,896)	23.31
Expired	(21,633)	23.23
Balance Outstanding at December 31, 2007	24,515	25.92
Granted	35,980	22.08
Exercised	(329)	22.08
Expired	(25,646)	25.75
Balance Outstanding at December 31, 2008	34,520	22.08
Granted	27,241	16.61
Exercised	(113)	16.61
Expired	(35,233)	21.97
Balance Outstanding at December 31, 2009	26,415	$16.61	—

	ISOP Options	Weighted Average Price Per Share
Balance Outstanding at December 31, 2006	49,286	$24.53
Granted	15,900	27.37
Exercised	(1,125)	22.97
Forfeited	(1,625)	27.12
Balance Outstanding at December 31, 2007	62,436	25.22
Granted	24,225	23.77
Exercised	—	—
Forfeited	(9,937)	24.48
Balance Outstanding at December 31, 2008	76,724	24.86
Granted	14,900	16.11
Exercised	—	—
Forfeited	(1,500)	21.82
Balance Outstanding at December 31, 2009	90,124	$23.46	—

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. Stock Purchase Plans  – (continued)

The following table provides information about the options outstanding at December 31, 2009:

Stock Option Plan	Options Outstanding and Exercisable	Exercise Price or Price Range	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
Employee Stock Purchase Plan	26,415	$16.61	$16.61	0.5
Incentive Stock Option Plan	14,400	$16.11 – $18.42	$16.11	9.2
Incentive Stock Option Plan	10,000	$18.42 – $20.74	$20.00	2.3
Incentive Stock Option Plan	4,999	$20.74 – $23.05	$21.42	3.1
Incentive Stock Option Plan	27,325	$23.05 – $25.37	$24.03	7.7
Incentive Stock Option Plan	33,400	$25.37 – $27.68	$27.51	5.5
ISOP Total/Average	90,124		$23.46	6.3

The fair value of the options granted has been estimated using the Black-Scholes method and the following assumptions for the years shown:

	2009	2008	2007
Employee Stock Purchase Plan
Risk-free interest rate	—	—	—
Expected volatility of the Corporation's stock	—	—	—
Expected dividend yield	—	—	—
Expected life (in years)	—	—	—
Weighted average fair value of options granted	$—	$—	$—
Incentive Stock Option Plan
Risk-free interest rate	2.07%	2.71%	4.74%
Expected volatility of the Corporation's stock	32.62%	29.65%	31.65%
Expected dividend yield	5.92%	4.17%	3.66%
Expected life (in years)	5.25	5.25	5.25
Weighted average fair value of options granted	$1.95	$4.61	$6.84
(dollars in thousands) Compensation expense included in net income
ESPP	$—	$—	$—
ISOP	29	112	105
Total compensation expense included in net income	$29	$112	$105

Note 17. Deferred Compensation Agreement

The Corporation has entered into deferred compensation agreements with four directors that provides for the payment of benefits over a ten-year period, beginning at age 65. At inception, the present value of the obligations under these deferred compensation agreements amounted to approximately $600 thousand, which is being accrued over the estimated remaining service period of these officers and directors. These obligations are partially funded through life insurance covering these individuals. Expense associated with the agreements was $22 thousand for 2009, $31 thousand for 2008 and $31 thousand for 2007.

The Corporation has two deferred compensation agreements it recorded as part of its acquisition of Fulton Bancshares Corporation in 2006 and no expense for these plans was recognized in 2009.

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table provides information regarding approved stock repurchase plans.

(Amounts in thousands, except share information)

	Expiration Date	Shares Authorized	Shares Repurchased Under Approved Plan
Plan Approved			2009	2008	Total	Cost
July 9, 2009	July 9, 2010	100,000	4,179	—	4,179	$67
July 10, 2008	July 10, 2009	100,000	5,640	16,332	21,972	$425

Number of Treasury shares held at year-end	2009	2008
	435,838	474,006

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

Unless noted otherwise, the Bank does not require collateral or other security to support financial instruments with credit risk. The Bank had the following outstanding commitments as of December 31:

(Amounts in thousands)	2009	2008
Financial instruments whose contract amounts represent credit risk:
Commercial commitments to extend credit	$151,520	$110,382
Consumer commitments to extend credit (secured)	36,117	35,641
Consumer commitments to extend credit (unsecured)	4,747	4,927
	$192,384	$150,950
Standby letters of credit	$26,718	$32,105

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

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19. Commitments and Contingencies  – (continued)

Standby letters of credit are instruments issued by the Bank, which guarantee the beneficiary payment by the Bank in the event of default by the Bank’s customer in the nonperformance of an obligation or service. Most standby letters of credit are extended for one-year periods. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral supporting those commitments for which collateral is deemed necessary primarily in the form of certificates of deposit and liens on real estate. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of December 31, 2009 and 2008 for guarantees under standby letters of credit issued is not material.

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

The Corporation reports the fair value of financial assets in accordance with Accounting Standards Codification Topic 820. “Fair Value Measurements and Disclosures.” The Corporation does not report any nonfinancial assets at fair value.

ASC Topic 820 establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under ASC Topic 820 are as follows:

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

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20. Fair Value Measurements and Fair Values of Financial Instruments  – (continued)

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2009 and 2008 are as follows:

(Dollars in Thousands) Asset Description	Fair Value at December 31, 2009	Level 1	Level 2	Level 3
Investment securities available for sale	$143,288	$3,976	$139,312	$—
Total assets	$143,288	$3,976	$139,312	$—

Liability Description
Interest rate swaps	$1,263	$—	$1,263	$—
Total liabilities	$1,263	$—	$1,263	$—

Asset Description	Fair Value at December 31, 2008	Level 1	Level 2	Level 3
Investment securities available for sale	$147,559	$4,845	$142,714	$—
Total assets	$147,559	$4,845	$142,714	$—

Liability Description
Interest rate swaps	$2,477	$—	$2,477	$—
Total liabilities	$2,477	$—	$2,477	$—

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

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2009 and 2008 are as follows:

(Dollars in Thousands) Asset Description	Fair Value at December 31, 2009	Level 1	Level 2	Level 3
Impaired loans	$8,318	$—	$—	$8,318
Other real estate owned	643	—	—	643
Mortgage servicing rights	714	—	—	714
Total assets	$9,674	$—	$—	$9,674

Asset Description	Fair Value at December 31, 2008	Level 1	Level 2	Level 3
Impaired loans	$7,558	$—	$—	$7,558
Mortgage servicing rights	863	—	—	863
Total assets	$8,421	$—	$—	$8,421

The Corporation used the following methods and significant assumptions to estimate the fair value

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20. Fair Value Measurements and Fair Values of Financial Instruments  – (continued)

Impaired loans:  Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on customized discounting criteria.

Other real estate:  The fair value of other real estate, upon initial recognition, is estimated using Level 2 inputs within the fair value hierarchy based on observable market data and Level 3 inputs based on customized discounting criteria. In connection with the measurement and initial recognition of the foregoing assets, the Corporation recognizes charge-offs through the allowance for loan losses.

Mortgage servicing rights:  The fair value of mortgage servicing rights, upon initial recognition, is estimated using a valuation model that calculates the present value of estimated future net servicing income. The model incorporates Level 3 assumptions such as cost to service, discount rate, prepayment speeds, default rates and losses.

The Corporation did not record any liabilities at fair value for which measurement of the fair value was made on a nonrecurring basis at December 31, 2009.

The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Corporation’s financial instruments at December 31, 2009 and 2008:

Cash and Cash Equivalents:

For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Investment securities:

The fair value of investment securities is determined in accordance with the methods described under ASC Topic 820, “Fair Value Measurements and Disclosures.”

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

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20. Fair Value Measurements and Fair Values of Financial Instruments  – (continued)

Accrued interest receivable and payable:

The carrying amount is a reasonable estimate of fair value.

Derivatives:

The fair value of the interest rate swaps is determined in accordance with the methods described under ASC Topic 820, “Fair Value Measurements and Disclosures.”

Off balance sheet financial instruments:

Outstanding commitments to extend credit and commitments under standby letters of credit include fixed and variable rate commercial and consumer commitments. The fair value of the commitments is estimated using the fees currently charged to enter into similar agreements.

The estimated fair value of the Corporation's financial instruments at December 31 are as follows:

	2009		2008
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$33,248	$33,248	$16,713	$16,713
Investment securities available for sale	143,288	143,288	147,559	147,559
Restricted stock	6,482	6,482	6,482	6,482
Net loans	730,626	742,929	668,860	692,239
Accrued interest receivable	3,904	3,904	3,751	3,751
Mortgage servicing rights	714	714	863	863
Financial liabilities:
Deposits	$738,365	$742,953	$627,341	$626,909
Securities sold under agreements to repurchase	55,855	55,855	64,312	64,312
Short-term borrowings	—	—	18,850	18,850
Long-term debt	94,688	99,013	106,141	111,193
Accrued interest payable	1,288	1,288	1,481	1,481
Interest rate swaps	1,263	1,263	2,477	2,477

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21. Parent Company (Franklin Financial Services Corporation) Financial Information

Balance Sheets

	December 31
(Amounts in thousands)	2009	2008
Assets:
Cash and cash equivalents	$157	$101
Investment securities, available for sale	680	2,963
Equity investment in subsidiaries	76,752	69,117
Other assets	1,427	889
Total assets	$79,016	$73,070
Liabilities:
Other liabilities	$250	$11
Total liabilities	250	11
Shareholders' equity	78,766	73,059
Total liabilities and shareholders' equity	$79,016	$73,070

Statements of Income

	Years ended December 31
(Amounts in thousands)	2009	2008	2007
Income:
Dividends from Bank subsidiary	$4,311	$5,559	$4,060
Interest and dividend income	16	65	101
Securities (losses) gains, net	(131)	264	407
Impairment write down on securities	(67)	(888)	(72)
Equity method investment	—	(143)	49
Exchange of equity method investment	—	(1,205)	—
Other income	—	60	1
	4,129	3,712	4,546
Expenses:
Operating expenses	767	1,794	871
Income before income taxes and equity in undistributed income of subsidiaries	3,362	1,918	3,675
Income tax benefit	292	321	256
Equity in undistributed income of subsidiaries	2,931	6,356	5,325
Net income	$6,585	$8,595	$9,256

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21. Parent Company (Franklin Financial Services Corporation) Financial Information  – (continued)

Statements of Cash Flows

	Years ended December 31
(Amounts in thousands)	2009	2008	2007
Cash flows from operating activities
Net income	$6,585	$8,595	$9,256
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiary	(2,931)	(6,356)	(5,325)
Securities losses (gains)	131	(264)	(335)
(Increase) decrease in other assets	(183)	560	(5)
Increase (decrease) in other liabilities	239	(123)	126
Loss (income) on equity method investments	—	143	(49)
Stock option compensation	29	112	105
Impairment write down on equity securities	67	888	72
Write down on equity method investment	—	1,205	—
Other, net	(359)	(70)	(254)
Net cash provided by operating activities	3,578	4,690	3,591
Cash flows from investing activities
Proceeds from sales of investment securities	4	1,280	1,240
Purchase of investment securities	—	(870)	(572)
Proceeds from acquisition of equity method investment	—	638	—
Investment in subsidiary	—	(1,888)	—
Net cash provided by (used in) investing activities	4	(840)	668
Cash flows from financing activities
Dividends paid	(4,145)	(4,096)	(3,959)
Common stock issued from treasury stock	—	22	—
Common stock issued under stock option plans	2	7	94
Treasury shares issued to dividend reinvestment plan	777	722	692
Purchase of treasury shares	(160)	(1,205)	(588)
Net cash used in financing activities	(3,526)	(4,550)	(3,761)
Increase (decrease) in cash and cash equivalents	56	(700)	498
Cash and cash equivalents as of January 1	101	801	303
Cash and cash equivalents as of December 31	$157	$101	$801

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22. Quarterly Results of Operations (unaudited)

The following is a summary of the quarterly results of consolidated operations of Franklin Financial for the years ended December 31, 2009 and 2008:

(Amounts in thousands, except per share)

	Three months ended
2009	March 31	June 30	September 30	December 31
Interest income	$10,812	$10,989	$10,984	$10,971
Interest expense	3,593	3,630	3,741	3,709
Net interest income	7,219	7,359	7,243	7,262
Provision for loan losses	593	426	1,644	775
Other noninterest income	2,484	2,539	2,249	2,553
Securities (losses)	(197)	(170)	(267)	(310)
Noninterest expense	6,150	6,966	6,465	6,348
Income before income taxes	2,763	2,336	1,116	2,382
Income taxes	662	697	33	619
Net Income	$2,101	$1,639	$1,083	$1,763
Basic earnings per share	$0.55	$0.43	$0.28	$0.46
Diluted earnings per share	$0.55	$0.43	$0.28	$0.46
Dividends declared per share	$0.27	$0.27	$0.27	$0.27

	Three months ended
2008	March 31	June 30	September 30	December 31
Interest income	$11,682	$11,245	$11,590	$11,640
Interest expense	4,168	3,782	3,980	4,107
Net interest income	7,514	7,463	7,610	7,533
Provision for loan losses	215	290	273	415
Other noninterest income	1,675	2,243	2,055	402
Securities gains (losses)	328	—	(144)	(21)
Noninterest expense	5,849	6,033	5,607	5,701
Income before income taxes	3,453	3,383	3,641	1,798
Income taxes	921	932	1,029	798
Net Income	$2,532	$2,451	$2,612	$1,000
Basic earnings per share	$0.66	$0.64	$0.68	$0.26
Diluted earnings per share	$0.66	$0.64	$0.68	$0.26
Dividends declared per share	$0.26	$0.27	$0.27	$0.27

Due to rounding, the sum of the quarters may not equal the amount reported for the year.

Net income for the fourth quarter of 2009 improved from the third quarter primarily as a result of a lower provision for loan loss expense. The provision for loan losses was $775 thousand in the fourth quarter, $869 thousand less than the previous quarter. Net interest income was approximately $7.3 million in each quarter. Losses on securities increased during the quarter from the sale of two equity securities and a write-down related to the exchange of CIT debt. Noninterest expense fell by $117 thousand during the quarter, primarily from lower legal and professional fees.

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2009, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Management Report on Internal Control Over Financial Reporting

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2009, the Corporation’s internal control over financial reporting is effective based on those criteria.

There were no changes during the fourth quarter of 2009 in the Corporation’s internal control over financial reporting which materially affected, or which are reasonably likely to affect, the Corporation’s internal control over financial reporting.

The Corporation’s independent registered public accounting firm has audited the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2009. Their report is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Franklin Financial Services Corporation
Chambersburg, Pennsylvania

We have audited Franklin Financial Services Corporation’s (the Corporation) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, Franklin Financial Services Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and cash flows of Franklin Financial Services Corporation and its subsidiaries, and our report dated March 15, 2010 expressed an unqualified opinion.

/s/ ParenteBeard LLC
ParenteBeard LLC

ParenteBeard LLC
Harrisburg, Pennsylvania
March 15, 2010

Item 9B. Other Information

None

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item relating to the directors and executive officers of the Corporation is incorporated herein by reference to the information set forth under the heading “INFORMATION CONCERNING THE ELECTION OF DIRECTORS — Information about Nominees, Continuing Directors and Executive Officers” and under the heading “ADDITIONAL INFORMATION — Executive Officers” appearing in the Corporation’s proxy statement dated March 30, 2010.

The information required by this item relating to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information set forth under the heading “ADDITIONAL INFORMATION — Compliance with Section 16(a) of the Exchange Act” appearing in the Corporation’s proxy statement dated March 30, 2010.

The information required by this item relating to the Corporation’s code of ethics is incorporated herein by reference to the information set forth under the heading “INFORMATION CONCERNING CORPORATE GOVERNANCE POLICIES, PRACTICES AND PROCEDURES” appearing in the Corporation’s proxy statement dated March 30, 2010.

The information required by this item relating to material changes to the procedures by which the Corporation’s shareholders may recommend nominees to the Board of Directors is incorporated herein by reference to the information set forth under the heading “INFORMATION CONCERNING THE ELECTION OF DIRECTORS — Nominations for Election of Directors” appearing in the Corporation’s proxy statement dated March 30, 2010.

The information required by this item relating to the Corporation’s audit committee and relating to an audit committee financial expert is incorporated herein by reference to the information set forth under the heading “COMMITTEES OF THE BOARD OF DIRECTORS — Audit Committee” appearing, in the Corporation’s proxy statement dated March 30, 2010.

Item 11. Executive Compensation

The information required by this item relating to executive compensation and the Compensation Committee Report is incorporated herein by reference to the information set forth under the heading “EXECUTIVE COMPENSATION” appearing in the Corporation’s proxy statement dated March 30, 2010; provided, however, that the information set forth under the subheading “Compensation Committee Report” is intended to be furnished and not filed.

The information required by this item relating to the compensation committee interlocks and insider participation is incorporated herein by reference to the information set forth under the heading “COMMITTEES OF THE BOARD OF DIRECTORS — Compensation Committee Interlocks and Insider Participation” appearing in the Corporation’s proxy statement dated March 30, 2010.

The information required by this item relating to director compensation is incorporated herein by reference to the information set forth under the heading “INFORMATION CONCERNING THE ELECTION OF DIRECTORS — Compensation of Directors” appearing in the Corporation’s proxy statement dated March 30, 2010.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item relating to securities authorized for issuance under executive compensation plans is incorporated herein by reference to the information set forth under the heading “EXECUTIVE COMPENSATION — Compensation Tables and Additional Compensation Disclosure —  Equity Compensation Plan Information” appearing in the Corporation’s proxy statement dated March 30, 2010.

The information required by this item relating to security ownership of certain beneficial owners is incorporated herein by reference to the information set forth under the heading “GENERAL INFORMATION  — Voting of Shares and Principal Holders Thereof” appearing in the Corporation’s proxy statement dated March 30, 2010.

The information required by this item relating to security ownership of management is incorporated herein by reference to the information set forth under the heading “INFORMATION CONCERNING THE ELECTION OF DIRECTORS — Information about Nominees, Continuing Directors and Executive Officers” appearing in the Corporation’s proxy statement dated March 30, 2010.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item relating to transactions with related persons is incorporated herein by reference to the information set forth under the heading “ADDITIONAL INFORMATION — Transactions with Related Persons” appearing in the Corporation’s proxy statement dated March 30, 2010.

The information required by this item relating to director independence is incorporated herein by reference to the information set forth under the heading “INFORMATION CONCERNING THE ELECTION OF DIRECTORS — Director Independence “and under the heading “ADDITIONAL INFORMATION  — Transactions with Related Persons” appearing in the Corporation’s proxy statement dated March 30, 2010.

Item 14. Principal Accountant Fees and Services

The information required by this item relating to principal accountant fees and services is incorporated herein by reference to the information set forth under the heading “RELATIONSHIP WITH INDEPENDENT PUBLIC ACCOUNTANTS” appearing in the Corporation’s proxy statement dated March 30, 2010.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:
(1)	The following Consolidated Financial Statements of the Corporation:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets — December 31, 2009 and 2008,

Consolidated Statements of Income — Years ended December 31, 2009, 2008 and 2007,

Consolidated Statements of Changes in Shareholders’ Equity — Years ended December 31, 2009, 2008 and 2007,

Consolidated Statements of Cash Flows — Years ended December 31, 2009, 2008 and 2007,

Notes to Consolidated Financial Statements

(2)	All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and have therefore been omitted.
(3)	The following exhibits are filed as part of this report:

3.1	Articles of Incorporation of the Corporation
3.2	Bylaws of the Corporation
10.1	Deferred Compensation Agreements with Bank Directors
10.2	Directors’ Deferred Compensation Plan
10.3	Incentive Stock Option Plan
10.4	Management Group Pay for Performance Plan
10.5	Directors Pay for Performance Plan
21	Subsidiaries of the Corporation
23.1	Consent of ParenteBeard LLC
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certification
32.2	Section 1350 Certification
(c)	The exhibits required to be filed as part of this report are submitted as a separate section of this report.
(d)	Financial Statement Schedules: None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRANKLIN FINANCIAL SERVICES CORPORATION
Dated: March 12, 2010	By: /s/ William E. Snell, Jr. William E. Snell, Jr. President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Charles M. Sioberg Charles M. Sioberg	Chairman of the Board and Director	March 12, 2010
/s/ William E. Snell, Jr. Jr. William E. Snell, Jr.	President and Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2010
/s/ Mark R. Hollar Mark R. Hollar	Treasurer and Chief Financial Officer (Principal Financial And Accounting Officer)	March 12, 2010
/s/ Charles S. Bender II Charles S. Bender II	Director	March 12, 2010
/s/ Martin R. Brown Martin R. Brown	Director	March 12, 2010
/s/ G. Warren Elliott G. Warren Elliott	Director	March 12, 2010
/s/ Donald A. Fry Donald A. Fry	Director	March 12, 2010
/s/ Allan E. Jennings, Jr. Allan E. Jennings, Jr.	Director	March 12, 2010
/s/ Stanley J. Kerlin Stanley J. Kerlin	Director	March 12, 2010
/s/ Jeryl C. Miller Jeryl C. Miller	Director	March 12, 2010
/s/ Stephen E. Patterson Stephen E. Patterson	Director	March 12, 2010
/s/ Martha B. Walker Martha B. Walker	Director	March 12, 2010

Exhibit Index for the Year
Ended December 31, 2009

Item	Description
3.1	Articles of Incorporation of the Corporation. (Filed as Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.)
3.2	Bylaws of the Corporation. (Filed as Exhibit 3 (i) to Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.)
10.1	Deferred Compensation Agreements with Bank Directors. (Filed as Exhibit 10.1 to Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.)
10.2	Director’s Deferred Compensation Plan. (Filed as Exhibit 10.2 to Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.)
10.3	Incentive Stock Option Plan (Filed as Exhibit 99.1 to Registration Statement No. 3390348 on Form S-8 and incorporated herein by reference.)
10.4	Management Group Pay for Performance Program (Filed as Exhibit 10.4 to Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.)
10.5	Directors Pay for Performance Program (Filed as Exhibit 10.5 to Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.)
21.	Subsidiaries of Corporation
23.1	Consent of ParenteBeard LLC
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certification
32.2	Section 1350 Certification