Form 10-Q
period 2010-03-31
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2010-05-10
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
 (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010,
OR

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

There were 3,876,601 outstanding shares of the Registrant’s common stock as of April 30, 2010.

INDEX

Part I FINANCIAL INFORMATION

Item 1 Financial Statements

Consolidated Balance Sheets
(Amounts in thousands, except per share data)
(unaudited)

	March 31	December 31
	2010	2009

Assets
Cash and due from banks	$17,057	$14,336
Interest-bearing deposits in other banks	11,384	18,912
Total cash and cash equivalents	28,441	33,248
Investment securities available for sale	132,681	143,288
Restricted stock	6,482	6,482
Loans	750,072	739,563
Allowance for loan losses	(9,349)	(8,937)
Net Loans	740,723	730,626
Premises and equipment, net	15,754	15,741
Bank owned life insurance	19,084	18,919
Goodwill	9,016	9,159
Other intangible assets	2,346	2,461
Other assets	19,740	19,449
Total assets	$974,267	$979,373

Liabilities
Deposits
Demand (non-interest bearing)	$89,092	$77,675
Savings and interest checking	401,103	388,222
Time	236,485	272,468
Total Deposits	726,680	738,365
Securities sold under agreements to repurchase	59,670	55,855
Long-term debt	94,244	94,688
Other liabilities	13,050	11,699
Total liabilities	893,644	900,607

Shareholders' equity
Common stock $1 par value per share, 15,000 shares authorized with 4,299 shares issued, and 3,876 shares and 3,863 shares outstanding at March 31, 2010 and December 31, 2009, respectively	4,299	4,299
Capital stock without par value, 5,000 shares authorized with no shares issued or outstanding	-	-
Additional paid-in capital	32,806	32,832
Retained earnings	55,498	54,566
Accumulated other comprehensive loss	(4,417)	(5,138)
Treasury stock, 423 shares and 436 shares at cost at March 31, 2010 and December 31, 2009, respectively	(7,563)	(7,793)
Total shareholders' equity	80,623	78,766
Total liabilities and shareholders' equity	$974,267	$979,373

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Income
(Amounts in thousands, except per share data)
(unaudited)

	For the Three Months Ended
	March 31
	2010	2009

Interest income
Loans, including fees	$9,551	$9,192
Interest and dividends on investments:
Taxable interest	870	1,089
Tax exempt interest	472	474
Dividend income	16	57
Deposits and obligations of other banks	7	-
Total interest income	10,916	10,812

Interest expense
Deposits	2,360	2,482
Securities sold under agreements to repurchase	38	45
Short-term borrowings	-	11
Long-term debt	973	1,055
Total interest expense	3,371	3,593
Net interest income	7,545	7,219
Provision for loan losses	625	593
Net interest income after provision for loan losses	6,920	6,626

Noninterest income
Investment and trust services fees	1,017	894
Loan service charges	197	277
Mortgage banking activities	69	(28)
Deposit service charges and fees	577	580
Other service charges and fees	326	302
Increase in cash surrender value of life insurance	166	164
Other	49	295

OTTI losses on securities	(689)	(209)
Loss recognized in other comprehensive income (before taxes)	(434)	-
Net OTTI losses recognized in earnings	(255)	(209)

Securities gains, net	249	12
Total noninterest income	2,395	2,287

Noninterest Expense
Salaries and benefits	3,441	3,153
Net occupancy expense	526	480
Furniture and equipment expense	192	217
Advertising	312	315
Legal and professional fees	395	251
Data processing	377	401
Pennsylvania bank shares tax	156	145
Intangible amortization	114	117
FDIC insurance	292	231
Other	855	840
Total noninterest expense	6,660	6,150
Income before federal income taxes	2,655	2,763
Federal income tax expense	681	662
Net income	$1,974	$2,101

Per share
Basic earnings per share	$0.51	$0.55
Diluted earnings per share	$0.51	$0.55
Cash dividends declared per share	$0.27	$0.27

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Changes in Shareholders' Equity
For the Three Months Ended March 31, 2010 and 2009
(unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
(Dollars in thousands, except per share data)	Stock	Capital	Earnings	Loss	Stock	Total

Balance at December 31, 2008	$4,299	$32,883	$52,126	$(7,757)	$(8,492)	$73,059

Comprehensive income:
Net income	-	-	2,101	-	-	2,101
Unrealized loss on securities, net of reclassification adjustments and taxes	-	-	-	(1,202)	-	(1,202)
Unrealized gain on hedging activities, net of reclassification adjustments and taxes	-	-	-	186	-	186
Total Comprehensive income				-		1,085

Cash dividends declared, $.27 per share	-	-	(1,033)	-	-	(1,033)
Acquisition of 3,000 shares of treasury stock	-	-	-	-	(51)	(51)
Treasury shares issued to dividend reinvestment plan: 12,049 shares	-	(34)	-	-	217	183
Stock option compensation	-	5	-	-	-	5
Balance at March 31, 2009	$4,299	$32,854	$53,194	$(8,773)	$(8,326)	$73,248

Balance at December 31, 2009	$4,299	$32,832	$54,566	$(5,138)	$(7,793)	$78,766

Comprehensive income:
Net income	-	-	1,974	-	-	1,974
Unrealized gain on securities, net of reclassification adjustments and taxes	-	-	-	951	-	951
Unrealized loss on hedging activities, net of reclassification adjustments and taxes	-	-	-	(104)	-	(104)
Pension adjustment, net of tax				(126)		(126)
Total Comprehensive income				-		2,695

Cash dividends declared, $.27 per share	-	-	(1,042)	-	-	(1,042)
Treasury shares issued to dividend reinvestment plan: 12,885 shares	-	(26)	-	-	230	204
Balance at March 31, 2010	$4,299	$32,806	$55,498	$(4,417)	$(7,563)	$80,623

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended March 31
	2010	2009
(Amounts in thousands)
Cash flows from operating activities
Net income	$1,974	$2,101
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	336	361
Net amortization (accretion) of loans and investment securities	40	(35)
Stock option compensation expense	-	5
Amortization and net change in mortgage servicing rights valuation	9	111
Amortization of intangibles	114	117
Provision for loan losses	625	593
Net realized gains on sales of securities	(249)	(12)
Other-than-temporary-impairment losses on securities	255	209
Loans originated for sale	(121)	-
Proceeds from sale of loans	137	-
Gain on sales of loans	(16)	-
Gain on sale or disposal of premises and equipment	-	(5)
Net loss on sale or disposal of other real estate/other repossessed assets	18	-
Increase in cash surrender value of life insurance	(166)	(164)
Gain from surrender of life insurance policy	-	(275)
Contribution to pension plan	(321)	-
(Increase) decrease in interest receivable and other assets	(481)	453
Increase in interest payable and other liabilities	1,038	959
Other, net	(171)	(111)
Net cash provided by operating activities	3,021	4,307

Cash flows from investing activities
Proceeds from sales of investment securities available for sale	4,408	2,964
Proceeds from maturities of investment securities available for sale	9,503	5,120
Purchase of investment securities available for sale	(1,853)	(2,687)
Net increase in loans	(10,806)	(20,754)
Proceeds from sale of other real estate/other repossessed assets	391	-
Capital expenditures	(319)	(609)
Net cash provided by (used in) investing activities	1,324	(15,966)

Cash flows from financing activities
Net increase in demand deposits, NOW accounts and savings accounts	24,298	3,481
Net (decrease) increase in certificates of deposit	(35,983)	23,583
Net increase (decrease) in short-term borrowings	3,815	(14,434)
Long-term debt payments	(444)	(1,183)
Long-term debt advances	-	260
Dividends paid	(1,042)	(1,033)
Common stock issued to dividend reinvestment plan	204	183
Purchase of treasury shares	-	(51)
Net cash (used in) provided by financing activities	(9,152)	10,806
Decrease in cash and cash equivalents	(4,807)	(853)
Cash and cash equivalents as of January 1	33,248	16,713
Cash and cash equivalents as of March 31	$28,441	$15,860

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest on deposits and other borrowed funds	$3,311	$3,323
Income taxes	$1,002	$203

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, and cash flows as of March 31, 2010, and for all other periods presented have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United State of America (“GAAP”) have been condensed or omitted.  It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s 2009 Annual Report on Form 10-K.  The consolidated results of operations for the period ended March 31, 2010 are not necessarily indicative of the operating results for the full year.  Management has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.

The consolidated balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete consolidated financial statements.

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

Earnings per share is computed based on the weighted average number of shares outstanding during each period end.  A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

	For the Three Months Ended
	March 31
(In thousands, except per share data)	2010	2009
Weighted average shares outstanding (basic)	3,868	3,827
Impact of common stock equivalents	-	-
Weighted average shares outstanding (diluted)	3,868	3,827
Anti-dilutive options excluded from the calculation	102	111
Net income	$1,974	$2,101
Basic earnings per share	$0.51	$0.55
Diluted earnings per share	$0.51	$0.55

Note 2 – Recent Accounting Pronouncements

Transfers and Servicing. In October 2009, the FASB issued ASU 2009-16, Transfers and Servicing (Topic 860) - Accounting for Transfers of Financial Assets.  This Update amends the Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140. The amendments in this Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets.  Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This Update was effective January 1, 2010 for the Corporation and there was no material affect on its operating results, financial position or consolidated financial statements.

Note 3 – Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on available-for-sale securities and derivatives and the change in plan assets and benefit obligations on the Bank’s pension plan, net of tax, that are recognized as separate components of shareholders’ equity.

The components of other comprehensive income (loss) and related tax effects are as follows:

	For the Three Months Ended
(Amounts in thousands)	March 31
	2010	2009
Net Income	$1,974	$2,101

Securities:
Unrealized gains (losses) arising during the period	1,435	(2,018)
Reclassification adjustment for losses included in net income	6	197
Net unrealized gains (losses)	1,441	(1,821)
Tax effect	(490)	619
Net of tax amount	951	(1,202)

Derivatives:
Unrealized (losses) gains arising during the period	(338)	109
Reclassification adjustment for losses included in net income	181	173
Net unrealized (losses) gains	(157)	282
Tax effect	53	(96)
Net of tax amount	(104)	186

Pension:
Change in plan assets and benefit obligations	(191)	-
Reclassification adjustment for losses included in net income	-	-
Net unrealized losses	(191)	-
Tax effect	65	-
Net of tax amount	(126)	-

Total other comprehensive income (loss)	721	(1,016)
Total Comprehensive Income	$2,695	$1,085

The components of accumulated other comprehensive loss included in shareholders' equity are as follows:

(Amounts in thousands)	March 31	December 31
	2010	2009

Net unrealized losses on securities	$(388)	$(1,829)
Tax effect	132	622
Net of tax amount	(256)	(1,207)

Net unrealized losses on derivatives	(1,422)	(1,263)
Tax effect	484	429
Net of tax amount	(938)	(834)

Accumulated pension adjustment	(4,883)	(4,692)
Tax effect	1,660	1,595
Net of tax amount	(3,223)	(3,097)
Total accumulated other comprehensive loss	$(4,417)	$(5,138)

Note 4 – Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Bank generally holds collateral and/or personal guarantees supporting these commitments.  The Bank had $28.1 million and $26.7 million of standby letters of credit as of March 31, 2010 and December 31, 2009, respectively. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The amount of the liability as of March 31, 2010 and December 31, 2009 for guarantees under standby letters of credit issued was not material.

Note 5 - Investments

The amortized cost and estimated fair value of investment securities available for sale as of March 31, 2010 and December 31, 2009 are:

(Amounts in thousands)		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
March 31, 2010	cost	gains	losses	value
Equity securities	$5,400	$142	$(963)	$4,579
U.S. Treasury securities and obligations of U.S.
Government agencies	23,095	470	(125)	23,440
Obligations of state and political subdivisions	41,238	1,427	(38)	42,627
Corporate debt securities	9,609	25	(1,968)	7,666
Mortgage-backed securities
Agency	48,283	1,476	(8)	49,751
Non-Agency	5,362	-	(797)	4,565
Asset-backed securities	82	-	(29)	53
	$133,069	$3,540	$(3,928)	$132,681

		Gross	Gross	Estimated
(Amounts in thousands)	Amortized	unrealized	unrealized	fair
December 31, 2009	cost	gains	losses	value
Equity securities	$5,400	$37	$(1,462)	$3,975
U.S. Treasury securities and obligations of U.S.
Government agencies	28,258	618	(161)	28,715
Obligations of state and political subdivisions	42,611	1,332	(62)	43,881
Corporate debt securities	9,603	-	(2,343)	7,260
Mortgage-backed securities
Agency	53,214	1,576	(47)	54,743
Non-Agency	5,947	-	(1,279)	4,668
Asset-backed securities	84	-	(38)	46
	$145,117	$3,563	$(5,392)	$143,288

The book value of securities pledged as collateral to secure various funding sources was $122.9 million at March 31, 2010 and $134.6 million at December 31, 2009.

The amortized cost and estimated fair value of debt securities as of March 31, 2010, by contractual maturity are shown below. Actual maturities may differ from contractual maturities because of prepayment or call options embedded in the securities.

		Estimated
	Amortized	fair
(Amounts in thousands)	cost	value
Due in one year or less	$3,037	$3,043
Due after one year through five years	15,060	15,342
Due after five years through ten years	28,473	29,694
Due after ten years	27,454	25,707
	74,024	73,786
Mortgage-backed securities	53,645	54,316

	$127,669	$128,102

The following table reflects temporary impairment in the investment portfolio (excluding restricted stock), aggregated by investment category, length of time that individual securities have been in a continuous unrealized loss position and the number of securities in each category as of March 31, 2010 and December 31, 2009:

	March 31, 2010
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Amounts in thousands)	Value	Losses	Number	Value	Losses	Number	Value	Losses	Number

Equity securities	$26	$(12)	2	$2,004	$(951)	23	$2,030	$(963)	25
U.S. Treasury securities and obligations of U.S.
Government agencies	45	-	1	12,846	(125)	24	12,891	(125)	25
Obligations of state and political subdivisions	1,339	(20)	4	289	(18)	1	1,628	(38)	5
Corporate debt securities	-	-	-	6,915	(1,968)	10	6,915	(1,968)	10
Mortgage-backed securities
Agency	4,617	(8)	4	-	-	-	4,617	(8)	4
Non-Agency	-	-	-	4,565	(797)	7	4,565	(797)	7
Asset-backed securities	-	-	-	53	(29)	3	53	(29)	3
Total temporarily impaired securities	$6,027	$(40)	11	$26,672	$(3,888)	68	$32,699	$(3,928)	79

	December 31, 2009
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Amounts in thousands)	Value	Losses	Number	Value	Losses	Number	Value	Losses	Number

Equity securities	$2,343	$(395)	7	$1,494	$(1,067)	21	$3,837	$(1,462)	28
U.S. Treasury securities and obligations of U.S.
Government agencies	63	-	3	13,411	(161)	27	13,474	(161)	30
Obligations of state and political subdivisions	1,843	(41)	6	285	(21)	1	2,128	(62)	7
Corporate debt securities	622	(1)	5	6,537	(2,342)	10	7,159	(2,343)	15
Mortgage-backed securities
Agency	10,812	(47)	9	-	-	-	10,812	(47)	9
Non-Agency	-	-	-	4,668	(1,279)	7	4,668	(1,279)	7
Asset-backed securities	-	-	-	46	(38)	3	46	(38)	3
Total temporarily impaired securities	$15,683	$(484)	30	$26,441	$(4,908)	69	$42,124	$(5,392)	99

For more information concerning investments, refer to the Investment Securities discussion in the Financial Condition section.

Note 6 – Pensions

The components of pension expense for the periods presented are as follows:

	Three Months Ended
	March 31
(Amounts in thousands)	2010	2009
Components of net periodic cost:
Service cost	$91	$85
Interest cost	185	181
Expected return on plan assets	(209)	(190)
Amortization of prior service cost	-	(31)
Recognized net actuarial loss	43	82
Net periodic cost	$110	$127

The Bank expects its pension expense to decrease slightly in 2010 compared to 2009.  The Bank expects to contribute $626 thousand to its pension plan in 2010.  This amount will meet the minimum funding requirements.

Note 7 – Mortgage Servicing Rights

Activity pertaining to mortgage servicing rights and the related valuation allowance follows:

	Three Months Ended
	March 31
(Amounts in thousands)	2010	2009
Cost of mortgage servicing rights:
Beginning balance	$1,190	$1,551
Originations	6	-
Amortization	(69)	(110)
Ending balance	$1,127	$1,441

Valuation allowance:
Beginning balance	$(477)	$(689)
Valuation charges	-	-
Valuation reversals	60	-
Ending balance	$(417)	$(689)

Mortgage servicing rights cost	$1,127	$1,441
Valuation allowance	(417)	(689)
Carrying value	$710	$752

Fair value	$710	$763

Note 8 – Fair Value Measurements

Management uses its best judgment in estimating the fair value of the Corporation’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Corporation could have realized in a sales transaction on the dates indicated.  The estimated fair value amounts have been measured as of their respective quarter-ends and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates maybe different than the amounts reported at each quarter-end.

FASB ASC Topic 825, Financial Instruments, requires disclosure of the fair value of financial assets and liabilities, including those financial assets and liabilities that are not measured and reported at fair value on a recurring and non-recurring basis.

The estimated fair value of the Corporation's financial instruments are as follows:
	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
(Amounts in thousands)	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	$28,441	$28,441	$33,248	$33,248
Investment securities available for sale	132,681	132,681	143,288	143,288
Restricted stock	6,482	6,482	6,482	6,482
Net loans	740,723	747,867	730,626	742,929
Accrued interest receivable	4,021	4,021	3,904	3,904
Mortgage servicing rights	710	710	714	714

Financial liabilities:
Deposits	$726,680	$729,982	$738,365	$742,953
Securities sold under agreements to repurchase	59,670	59,670	55,855	55,855
Long-term debt	94,244	98,639	94,688	99,013
Accrued interest payable	1,347	1,347	1,288	1,288
Interest rate swaps	1,422	1,422	1,263	1,263

The preceding information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Corporation’s financial instruments at March 31, 2010:

Cash and Cash Equivalents:  For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Investment securities: The fair value of investment securities is determined in accordance with the methods described under FASB ASC Topic 820.

Restricted stock:  The carrying value of restricted stock approximates its fair value based on redemption provisions for the restricted stock.

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

Deposits and Securities sold under agreements to repurchase: The fair value of demand deposits, savings accounts, and money market deposits is the amount payable on demand at the reporting date.  The fair value of fixed-rate certificates of deposit and long-term debt is estimated by discounting the future cash flows using rates approximating those currently offered for certificates of deposit and borrowings with similar remaining maturities.  For securities sold under agreements to repurchase, the carrying value approximates a reasonable estimate of the fair value.

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

 FASB ASC Topic 820, Fair Value Measurements and Disclosures established a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy under FASB ASC Topic 820 are as follows:

Level 1:	Valuation is based on unadjusted, quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2:
Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3:
Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect the Corporation’s assumptions regarding what market participants would assume when pricing a financial instrument.

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollars in Thousands)	Fair Value at March 31, 2010
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities	$4,579	$-	$-	$4,579
U.S. Treasury securities and obligations of U.S. Government agencies	-	23,440	-	23,440
Obligations of state and political subdivisions	-	42,627	-	42,627
Corporate debt securities	-	7,666	-	7,666
Mortgage-backed securities
Agency	-	49,751	-	49,751
Non-Agency	-	4,565	-	4,565
Asset-backed securities	-	53	-	53
Total assets	$4,579	$128,102	$-	$132,681

Liability Description
Interest rate swaps	$-	$1,422	$-	$1,422
Total liabilities	$-	$1,422	$-	$1,422

(Dollars in Thousands)	Fair Value at December 31, 2009
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities	$3,975	$-	$-	$3,975
U.S. Treasury securities and obligations of U.S. Government agencies	-	28,715	-	28,715
Obligations of state and political subdivisions	-	43,881	-	43,881
Corporate debt securities	-	7,260	-	7,260
Mortgage-backed securities
Agency	-	54,743	-	54,743
Non-Agency	-	4,668	-	4,668
Asset-backed securities	-	46	-	46
Total assets	$3,975	$139,313	$-	$143,288

Liability Description
Interest rate swaps	$-	$1,263	$-	$1,263
Total liabilities	$-	$1,263	$-	$1,263

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Corporation used the following methods and significant assumptions to estimate the fair value for assets and liabilities measured on a recurring basis.

Investment securities:  Level 1 securities represent equity securities that are valued using quoted market prices from nationally recognized markets. Level 2 securities represent debt securities that are valued using a mathematical model based upon the specific characteristics of a security in relationship to quoted prices for similar securities.

Interest rate swaps: The interest rate swaps are valued using a discounted cash flow model that uses verifiable market environment inputs to calculate the fair value. This method is not dependent on the input of any significant judgments or assumptions by Management.

For financial assets and liabilities measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollars in Thousands)
	Fair Value at March 31, 2010
Asset Description	Level 1	Level 2	Level 3	Total
Impaired loans	$-	$-	$9,781	$9,781
Other real estate owned	-	-	229	229
Mortgage servicing rights	-	-	710	710
Total assets	$-	$-	$10,720	$10,720

(Dollars in Thousands)	Fair Value at December 31, 2009
Asset Description	Level 1	Level 2	Level 3	Total
Impaired loans	$-	$-	$7,943	$7,943
Other real estate owned	-	-	642	642
Mortgage servicing rights	-	-	714	714
Total assets	$-	$-	$9,299	$9,299

The Corporation used the following methods and significant assumptions to estimate the fair value of assets and liabilities measured on a nonrecurring basis:

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

Mortgage servicing rights: The fair value of mortgage servicing rights, upon initial recognition, is estimated using a valuation model that calculates the present value of estimated future net servicing income.  The model incorporates Level 3 assumptions such as cost to service, discount rate, prepayment speeds, default rates and losses.  Mortgage servicing rights are carried at the lower of cost or fair value after initial recognition.

Note 9 – Financial Derivatives

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

Information regarding the interest rate swap as of March 31, 2010 follows:

(Dollars in thousands)				Amount Expected to
				be Expensed into
Notional	Maturity	Interest Rate		Earnings within the
Amount	Date	Fixed	Variable	next 12 Months

$10,000	5/30/2013	3.60%	0.11%	$349
$10,000	5/30/2015	3.87%	0.11%	$376

Derivatives with a positive fair value are reflected as other assets in the consolidated balance sheet while those with a negative fair value are reflected as other liabilities.  As short-term interest rates decrease, the net expense of the swap increases.  As short-term rates increase, the net expense of the swap decreases.

Fair Value of Derivative Instruments in the Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009 are as follows:

Fair Value of Derivative Instruments Designated as Hedging Instruments Under ASC Topic 815
(Dollars in thousands)
	Liability Derivatives
		Balance Sheet
Date	Type	Location	Fair Value
March 31, 2010	Interest rate contracts	Other liabilities	$1,422
December 31, 2009	Interest rate contracts	Other liabilities	$1,263

The Effect of Derivative Instruments on the Statement of Income for the Three Months Ended March 31, 2010 and 2009 follows:

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships
(Dollars in thousands)					Amount of Gain
				Location of	or (Loss)
				Gain or (Loss)	Recognized in
				Recognized in	Income on
		Location of	Amount of Gain	Income on	Derivatives
	Amount of Gain	Gain or (Loss)	or (Loss)	Derivative (Ineffective	(Ineffective Portion
	or (Loss)	Reclassified from	Reclassified from	Portion and Amount	and Amount
	Recognized in	Accumulated OCI	Accumulated OCI	Excluded from	Excluded from
	OCI on Derivative	into Income	into Income	Effectiveness	Effectiveness
Date / Type	(Effective Portion)	(Effective Portion)	(Effective Portion)	Testing)	Testing)

March 31, 2010:
Interest rate contracts	$(104)	Interest Expense	$(181)	Other income (expense)	$-

March 31, 2009:
Interest rate contracts	$186	Interest Expense	$(173)	Other income (expense)	$-

Note 10 – Reclassifications

Certain prior period amounts may have been reclassified to conform to the current year presentation.  Such reclassifications did not affect reported net income.

Item 2

Management’s Discussion and Analysis of Results of Operations and Financial Condition
For the Three Month Periods Ended March 31, 2010 and 2009

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

Critical Accounting Policies

Management has identified critical accounting policies for the Corporation to include Allowance for Loan Losses, Mortgage Servicing Rights, Financial Derivatives, Temporary Investment Impairment and Stock-based Compensation.  There were no changes to the critical accounting policies disclosed in the 2009 Annual Report on Form 10-K in regards to application or related judgements and estimates used.  Please refer to Item 7 of the Corporation’s 2009 Annual Report on Form 10-K for a more detailed disclosure of the critical accounting policies.

Results of Operations

Year-to-Date Summary

The Corporation reported net income for the three months ended March 31, 2010 of $2.0 million.  This is a 6% decrease versus net income of $2.1 million for the same period in 2009. Total revenue (interest income and noninterest income) increased $212 thousand year-over-year, as loan volume increased interest income and investment and trust revenue, and security gains helped improve noninterest income. Noninterest expense increased due to increased salary and benefit expense and higher legal fees.   The provision for loan losses was $625 thousand for the period, $32 thousand more than in 2009.  Diluted earnings per share decreased to $.51 in 2010 from $.55 in 2009. Total assets were $974.3 million at March 31, 2010, a decrease of $5.1 million from year-end 2009.  Net loans grew to $740.7 million, while total deposits decreased to $726.7 million.

Other key performance ratios as of, or for the three months ended March 31, 2010 and 2009 (on an annualized basis) are listed below:

	2010	2009
Return on average equity (ROE)	10.00%	11.42%
Return on average assets (ROA)	.82%	.94%
Return on average tangible average equity(1)	12.02%	14.10%
Return on average tangible average assets(1)	.85%	.98%
Net interest margin	3.46%	3.61%
Efficiency ratio	65.17%	62.93%

(1) The Corporation supplements its traditional GAAP measurements with Non-GAAP measurements. The Non-GAAP measurements include Return on Average Tangible Assets and Return on Average Tangible Equity.  As a result of merger transactions, intangible assets (primarily goodwill and core deposit intangibles) were created. The Non-GAAP disclosures are intended to eliminate the effects of the intangible assets and allow for better comparisons to periods when such assets did not exist.  The following table shows the adjustments made between the GAAP and NON-GAAP measurements:

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

A more detailed discussion of the operating results for the three months ended March 31, 2010 and 2009 follows:

Comparison of the three months ended March 31, 2010 to the three months ended March 31, 2009:

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

Interest income for the first quarter of 2010 increased to $10.9 million from $10.8 million during the first quarter of 2009.  Average interest-earning assets increased by $74.1 million from the first quarter of 2009, however the yield on these assets decreased by 40 basis points.  The average balance on investment securities decreased $3.5 million quarter over quarter due to pay downs, maturities and sales in the portfolio, net of investment purchases.  Total average loans increased $67.6 million (10.0%) quarter over quarter.  Average commercial loans increased $91.0 million, but the increase was partially offset by a decrease in the average balance of mortgage and consumer loans.  Average mortgage loans decreased $7.7 million, as the majority of new mortgage originations are sold in the secondary market and the portfolio continues to runoff.  Average consumer loans decreased $15.8 million, as consumers continue to borrow less during the economic recession.

Interest expense was $3.4 million for the first quarter, a decrease of $222 thousand from the first quarter of 2009 total of $3.6 million.  Average interest-bearing liabilities increased to $802.3 million in the first quarter of 2010 from an average balance of $734.2 million during the same period in 2009, an increase of $68.2 million.  The average cost of these liabilities decreased from 1.98% to 1.70%.  Average interest-bearing deposits increased $97.7 million, due to increases in money management accounts ($44.2 million) and certificates of deposit ($51.3 million), but the cost decreased from 1.83% to 1.48%.  Securities sold under agreements to repurchase have decreased $11.7 million on average over the prior year quarter and the average rate has remained constant at .25%.   The average balance of long-term debt decreased by $11.4 million as the Bank paid down advances from the Federal Home Loan Bank of Pittsburgh (FHLB).

The changes in the balance sheet and interest rates resulted in an increase in net interest income of $326 thousand to $7.5 million for the first quarter of 2010 compared to $7.2 million for the first quarter of 2009.  The Bank’s net interest margin decreased from 3.60% to 3.46% in 2010.  The decrease in the net interest margin is due to the yield on interest-earning assets (mainly variable rate commercial loans) decreasing 40 basis points, while the yield on interest-bearing liabilities only decreased 28 basis points. An extended period of low market interest rates is likely to continue to reduce the net interest margin because liability rates can no longer be significantly reduced.

The following table shows a comparative analysis of average balances, asset yields and funding costs for the three months ended March 31, 2010 and 2009.  These components drive changes in net interest income.

	For the Three Months Ended March 31
	2010			2009
		Tax			Tax
	Average	Equivalent	Average	Average	Equivalent	Average
(Dollars in thousands)	balance	Interest	yield/rate	balance	Interest	yield/rate
Interest-earning assets
Federal funds sold and interest-bearing balances	$10,636	$7	0.25%	$626	$-	0.38%
Investment securities	148,326	1,576	4.25%	151,855	1,835	4.83%
Loans	746,523	9,607	5.18%	678,951	9,255	5.49%
Total interest-earning assets	$905,486	11,190	4.97%	$831,432	11,090	5.37%

Interest-bearing liabilities
Interest-bearing deposits	$647,079	2,360	1.48%	$549,381	2,482	1.83%
Securities sold under agreements to repurchase	60,612	38	0.25%	72,297	45	0.25%
Short-term borrowings	223	-	0.65%	6,684	11	0.68%
Long-term debt	94,416	973	4.18%	105,790	1,055	4.04%
Total interest-bearing liabilities	$802,330	3,371	1.70%	$734,152	3,593	1.98%
Interest spread			3.27%			3.39%
Tax equivalent Net interest income/Net interest margin		7,819	3.46%		7,497	3.60%
Tax equivalent adjustment		(274)			(278)
Net interest income		$7,545			$7,219

All amounts have been adjusted  to a tax-equivalent basis using a tax rate of 34%.  Investments include the average unrealized gains or losses.
Dividend income is reported as taxable income but is adjusted for the dividend received deduction.  Loan balances include nonaccruing loans, loans held for sale, and are gross of the allowance for loan losses.

Provision for Loan Losses

For the first quarter of 2010, the provision expense was $625 thousand versus $593 thousand for the same period in 2009.  For more information concerning loan quality and the allowance for loan losses, refer to the Loan discussion in the Financial Condition section.

Noninterest Income

For the three months ended March 31, 2010, noninterest income increased $108 thousand to $2.4 million, compared to $2.3 million for the first quarter of 2009.  Investment and trust service fees increased $123 thousand due to increases in nonrecurring income from estate fees. Loan service charges decreased $80 thousand, as the 2009 first quarter total included a high volume of fees from mortgage refinancing.  Mortgage banking fees increased quarter to quarter due to a net impairment recovery on mortgage servicing rights in 2010, compared to net impairment charge in 2009.  Deposit service charges and increase in cash surrender value of life insurance remained flat in the first quarter of 2010.  Other noninterest income decreased $246 thousand quarter over quarter as 2009 included the income from the surrender of a life insurance policy.  Other than temporary impairment charges of $255 thousand were recognized in income on two debt securities in the quarter, compared to $209 thousand on equity securities in 2009.  The Corporation took gains of $249 thousand on three debt securities during the quarter ended March 31, 2010 versus gains of $12 thousand for the same period in 2009.

	For the Three Months Ended
	March 31		Change
(Dollars in thousands)	2010	2009	Amount	%
Noninterest Income
Investment and trust services fees	$1,017	$894	$123	13.8
Loan service charges	197	277	(80)	(28.9)
Mortgage banking activities	69	(28)	97	346.4
Deposit service charges and fees	577	580	(3)	(0.5)
Other service charges and fees	326	302	24	7.9
Increase in cash surrender value of life insurance	166	164	2	1.2
Other	49	295	(246)	(83.4)
Net OTTI recognized in earnings	(255)	(209)	(46)	(22.0)
Securities gains, net	249	12	237	1,975.0
Total noninterest income	$2,395	$2,287	$108	4.7

Noninterest Expense

Noninterest expense for the first quarter of 2010 totaled $6.7 million compared to $6.2 million in the first quarter of 2009.  The increase in salaries and benefits was due to increased health insurance costs and an accrual for a severance payment.  Net occupancy expense increased in 2010 from the cost of snow removal.  Advertising expense remained flat, while legal and professional fees increased over the same period in 2009 due to expenses from several ongoing lawsuits stemming from activities at Community Financial, Inc prior to its acquisition by the Corporation in 2008.  The Pennsylvania bank shares tax expense and intangible amortization expense remained flat quarter over quarter.  FDIC Insurance increased $61 thousand due to increases in the rates paid in the first quarter of 2010 versus the same period in 2009.  Other expenses increased primarily due to expense related to the disposal of other real estate owned and repossessed assets.

	For the Three Months Ended
(Dollars in thousands)	March 31		Change
Noninterest Expense	2010	2009	Amount	%
Salaries and benefits	$3,441	$3,153	$288	9.1
Net occupancy expense	526	480	46	9.6
Furniture and equipment expense	192	217	(25)	(11.5)
Advertising	312	315	(3)	(1.0)
Legal and professional fees	395	251	144	57.4
Data processing	377	401	(24)	(6.0)
Pennsylvania bank shares tax	156	145	11	7.6
Intangible amortization	114	117	(3)	(2.6)
FDIC insurance	292	231	61	26.4
Other	855	840	15	1.8
Total noninterest expense	$6,660	$6,150	$510	8.3

Income taxes

Federal income tax expense was $681 thousand for the first quarter of 2010 compared to $662 thousand in 2009.  The effective tax rate for the first quarter of 2010 was 25.6% and 24.0% for 2009.  All taxable income for the Corporation is taxed at a rate of 34%.

Financial Condition

Summary:

At March 31, 2010, assets totaled $974.3 million, a decrease of $5.1 million from the 2009 year-end balance of $979.4 million. Net loan growth has been strong, up $10.1 million; however, this growth was offset by a decrease in cash and cash equivalents, and investment securities. Deposits are down  $11.7 million. During the quarter, approximately $23 million of short-term brokered CDs matured. This funding was not replaced and this more than offset core deposit growth during the quarter.   Shareholders’ equity increased during the quarter as unrealized losses recorded in accumulated other comprehensive income declined and retained earnings increased approximately $900 thousand.

Investment Securities:

 The investment portfolio totaled $132.7 million at March 31, 2010, a decrease of  $10.6 million since year-end 2009. During the quarter, cash flows from maturing investments were used to fund loan growth and payoff maturing short-term brokered CDs.

The equity portfolio is comprised of bank stocks and the Bank and the Corporation each maintain separate equity investment portfolios.  The municipal bond portfolio is well diversified geographically and is comprised primarily of general obligation bonds with credit enhancements in the form of private bond insurance or other credit enhancements.  The Bank holds corporate bonds with a fair value $7.7 million with the majority of the bonds representing financial services companies.  Included in the corporate bond portfolio are seven single issuer trust preferred bonds with a book value of $5.9 million and a fair value of $3.9 million. The majority of the mortgage-backed security portfolio is comprised of U.S. Government Agency products. However, the Bank has 7 private label “Alt-A”, mortgage backed securities.

The amortized cost and estimated fair value of investment securities available for sale as of March 31, 2010 and December 31, 2009 are:

(Amounts in thousands)		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
March 31, 2010	cost	gains	losses	value
Equity securities	$5,400	$142	$(963)	$4,579
U.S. Treasury securities and obligations of U.S. Government agencies	23,095	470	(125)	23,440
Obligations of state and political subdivisions	41,238	1,427	(38)	42,627
Corporate debt securities	9,609	25	(1,968)	7,666
Mortgage-backed securities
Agency	48,283	1,476	(8)	49,751
Non-Agency	5,362	-	(797)	4,565
Asset-backed securities	82	-	(29)	53
	$133,069	$3,540	$(3,928)	$132,681

		Gross	Gross	Estimated
(Amounts in thousands)	Amortized	unrealized	unrealized	fair
December 31, 2009	cost	gains	losses	value
Equity securities	$5,400	$37	$(1,462)	$3,975
U.S. Treasury securities and obligations of U.S. Government agencies	28,258	618	(161)	28,715
Obligations of state and political subdivisions	42,611	1,332	(62)	43,881
Corporate debt securities	9,603	-	(2,343)	7,260
Mortgage-backed securities
Agency	53,214	1,576	(47)	54,743
Non-Agency	5,947	-	(1,279)	4,668
Asset-backed securities	84	-	(38)	46
	$145,117	$3,563	$(5,392)	$143,288

At March 31, 2010, the investment portfolio contained 79 securities with $32.7 million of temporarily impaired fair value and $3.9 million in unrealized losses. The position at quarter end improved from year-end 2009 when there were 99 securities with an unrealized loss of $5.4 million. Of the total unrealized loss position, $3.0 million (54 securities) exists within the debt security portfolio.  Within this category, the corporate bond portfolio contains 10 securities with an unrealized loss of $2.0 million or 66% of the unrealized loss in the debt security portfolio.

For securities with an unrealized loss, Management applies a systematic methodology in order to perform an assessment of the potential for “other-than-temporary” impairment.  In the case of debt securities, investments considered for “other-than-temporary” impairment: (1) had a specified maturity or repricing date; (2) were generally expected to be redeemed at par, and (3) were expected to achieve a recovery in market value within a reasonable period of time. In addition, the Bank considers whether it intends to sell these securities or whether it will be forced to sell these securities before maturity. Accordingly, the impairments identified on debt securities and subjected to the assessment at March 31, 2010 were deemed to be temporary and required no further adjustment to the financial statements, except as described below.

The following table reflects temporary impairment in the investment portfolio (excluding restricted stock), aggregated by investment category, length of time that individual securities have been in a continuous unrealized loss position and the number of securities in each category as of March 31, 2010 and December 31, 2009:

	March 31, 2010
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Amounts in thousands)	Value	Losses	Number	Value	Losses	Number	Value	Losses	Number

Equity securities	$26	$(12)	2	$2,004	$(951)	23	$2,030	$(963)	25
U.S. Treasury securities and obligations of U.S. Government agencies	45	-	1	12,846	(125)	24	12,891	(125)	25
Obligations of state and political subdivisions	1,339	(20)	4	289	(18)	1	1,628	(38)	5
Corporate debt securities	-	-	-	6,915	(1,968)	10	6,915	(1,968)	10
Mortgage-backed securities
Agency	4,617	(8)	4	-	-	-	4,617	(8)	4
Non-Agency	-	-	-	4,565	(797)	7	4,565	(797)	7
Asset-backed securities	-	-	-	53	(29)	3	53	(29)	3
Total temporarily impaired securities	$6,027	$(40)	11	$26,672	$(3,888)	68	$32,699	$(3,928)	79

	December 31, 2009
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Amounts in thousands)	Value	Losses	Number	Value	Losses	Number	Value	Losses	Number

Equity securities	$2,343	$(395)	7	$1,494	$(1,067)	21	$3,837	$(1,462)	28
U.S. Treasury securities and obligations of U.S. Government agencies	63	-	3	13,411	(161)	27	13,474	(161)	30
Obligations of state and political subdivisions	1,843	(41)	6	285	(21)	1	2,128	(62)	7
Corporate debt securities	622	(1)	5	6,537	(2,342)	10	7,159	(2,343)	15
Mortgage-backed securities
Agency	10,812	(47)	9	-	-	-	10,812	(47)	9
Non-Agency	-	-	-	4,668	(1,279)	7	4,668	(1,279)	7
Asset-backed securities	-	-	-	46	(38)	3	46	(38)	3
Total temporarily impaired securities	$15,683	$(484)	30	$26,441	$(4,908)	69	$42,124	$(5,392)	99

The loss in the corporate bond portfolio is concentrated in trust-preferred securities with an unrealized loss of $1.9 million.  Trust preferred securities are typically issued by a subsidiary grantor trust of a bank holding company, which uses the proceeds of the equity issuance to purchase deeply subordinated debt issued by the bank holding company.  Trust-preferred securities can reflect single entity issues or a group of entities (pooled trust preferred). Pooled trust preferred securities have been the subject of significant write-downs due in some cases from the default of one issuer in the pool that then impairs the entire pool. Because of the current financial conditions, most trust preferred securities have realized a significant decline in value, but market prices have improved since the end of 2009. All of the issues are variable rate notes from companies that received money (and in some cases paid back) from the Troubled Asset Relief Program (TARP), continue to pay dividends and have raised capital.  The holdings and ratings of the trust-preferred securities include issues from: BankAmerica (Baa3), JP Morgan (A2), Wells Fargo (Baa2) and Huntington Bancshares (Ba1). At March 31, 2010, the Bank believes it will be able to collect all interest and principal due on these bonds and no other-than-temporary-impairment charges were recorded.

The largest unrealized loss in the mortgage-backed security (MBS) portfolio is in the non-agency private label “Alt-A” sector. Alt-A loans are first-lien residential mortgages that generally conform to traditional “prime” credit guidelines; however, loan factors such as the loan-to-value ratio, loan documentation, occupancy status or property type cause these loans not to qualify for standard underwriting programs. The Alt-A product in the Bank’s portfolio is comprised of fixed-rate products that were originated between 2003 and 2006 and were originally rated AAA. The bonds issued in 2006, during the height of the real estate market, appear to be experiencing the highest delinquency and loss rates. During 2009, all of the Bank’s Alt-A investments experienced rating declines and some experienced an increase in delinquencies and default rates, and a weakening of the underlying credit support.  All of these bonds have some type of credit support tranche that will absorb any loss prior to losses at the senior tranche held by the Bank. At March 31, 2010, the bond ratings ranged from C to AAA, unchanged from year-end 2009, and credit support levels ranged from .20% to 13.13%.  The low end of the credit support range has declined slightly from year-end 2009.  The Bank monitors the performance of the Alt-A investments on a regular basis and reviews delinquencies, default rates, credit support levels and various cash flow stress test scenarios.

As a result of the analysis on Alt-A MBS, it was determined that two bonds contained losses that were considered other-than-temporary. These bonds had an unrealized loss position of $689 thousand of which Management determined $255 thousand was credit related and therefore, recorded an impairment charge of $255 thousand in earnings during the first quarter. In determining the credit related loss, Management considered all principal past due 60 days or more as a loss. If additional principal moves beyond 60 days past due, it will also be considered a loss. The market for Alt-A MBS continues to be weak and Management believes that this factor accounts for a portion of the unrealized losses that is not attributable to credit issues. Management will continue to monitor these securities and it is possible that additional write-downs may occur in 2010 if current loss trends continue.

The following table represents the cumulative credit losses on securities recognized in earnings as of March 31, 2010.

Three Months
Ended
March 31, 2010
Balance of cumulative credit losses on securities, January 1, 2010	$-

Additions for credit losses recorded which were not previously recognized as components of earnings	255

Balance of cumulative credit losses on securities, March 31, 2010	$255

 Equity securities are assessed for “other-than-temporary” impairment based on the length of time of impairment, dollar amount of the impairment, general market conditions and the financial condition of each specific issue. Unrealized losses on equity securities totaled $963 thousand, but have declined since year-end 2009 as the price of bank stocks has improved during the quarter.  Management’s review of the equity portfolio determined that no other-than-temporary impairment charges were required.

The Bank held $6.5 million of restricted stock at March 31, 2010.  Except for $30 thousand, this investment represents stock in the FHLB, which the Bank is required to hold to be a member of FHLB, and is carried at cost of $100 per share.  In December 2008, FHLB announced it would suspend its cash dividend and the repurchase of excess capital stock from its members due to deterioration in its financial condition. At March 31, 2010, the Bank held approximately $1.6 million in excess FHLB stock that it would not have been required to hold prior to the suspension of the stock repurchase program.  FHLB stock is evaluated for impairment primarily based on an assessment of the ultimate recoverability of its cost. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support it operations. There is not a public market for FHLB stock and the benefits of FHLB membership (e.g., liquidity and low cost funding) add value to the stock beyond purely financial measures. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment.

Loans:

Net loans have increased $10.1 million since year-end.  Loans secured by residential real estate have increased by approximately $800 thousand. Consumer mortgages and residential construction loans have declined slightly during the first quarter. This decrease was offset by an increase in other residential real estate loans that are primarily commercial purpose, but with residential collateral.  Commercial lending activity continues to be strong and these balances have increased approximately $14.7 million since year-end. However, the growth in commercial loans was partially offset by a decrease of approximately $5.0 million in the consumer and home equity loan portfolios. The decrease in the consumer loan portfolio is primarily from pay downs on home equity loans, much of which was a result of refinancing with a first mortgage. In addition, the Bank has an indirect lending portfolio of approximately $11 million. With the decision to exit this line of business in the first quarter of 2010, this portfolio will continue to run-down and negatively affect the balance of the total consumer loan portfolio. The Bank will continue to service these loans until they payoff.

The following table presents a summary of loans outstanding, by primary collateral, at:

			Change
(Amounts in thousands)	March 31, 2010	December 31, 2009	Amount	%
Residential real estate, consumer mortgage	$68,421	$70,105	$(1,684)	(2.4)
Residential real estate, other	44,019	40,517	3,502	8.6
Residential real estate construction	83,639	84,649	(1,010)	(1.2)
Home equity loans and lines of credit	89,913	93,168	(3,255)	(3.5)
Commercial, industrial and agricultural real estate	292,054	283,839	8,215	2.9
Commercial, industrial and agricultural	150,478	144,035	6,443	4.5
Consumer	21,548	23,250	(1,702)	(7.3)
	750,072	739,563	10,509	1.4
Less: Allowance for loan losses	(9,349)	(8,937)	(412)	4.6
Net Loans	$740,723	$730,626	$10,097	1.4

Included in the loan balances are the following:
Net unamortized deferred loan costs	$556	$589
Unamortized discount on purchased loans	$(268)	$(286)

Loans pledged as collateral for borrowings and commitments from:
FHLB	$350	$361
Federal Reserve Bank	121	123
	$471	$484

Loans Quality:

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

Watch list loans are adversely criticized/classified loans where borrowers are experiencing weakening cash flow and may be paying loans with alternative sources of cash, for example, savings or the sale of unrelated assets.  If this continues, the Corporation has an increasing likelihood that it will need to liquidate collateral for repayment.  Watch list loans include loans that may or may not be delinquent, and loans that may or may not be considered impaired.  Management emphasizes early identification and monitoring of these loans in order for it to proactively minimize any risk of loss.  Impaired loans increased $5.4 million during the first quarter due primarily to the addition of one credit ($3.4 million) in the commercial construction industry.

Delinquent loans are a result of borrowers’ cash flow and/or alternative sources of cash being insufficient to pay loans.  The Corporation’s likelihood of collateral liquidation to repay the loans becomes more probable the further behind a borrower falls, particularly when loans reach 90 days or more past due. Management breaks down delinquent loans into two categories: (1) loans that are past due 30-89 days, and (2) nonperforming loans that are comprised of loans that are 90 days or more past due or loans for which Management has stopped accruing interest.  Nonaccruing loans generally represent Management’s determination that collateral liquidation is not likely to fully repay both interest and principal.

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

Loan quality, as measured by nonperforming loans, deteriorated slightly from year-end 2009 as nonperforming loans increased approximately $1 million during the quarter. Consequently, the nonperforming loans and nonperforming assets ratios increased slightly from the end of 2009. An increase in residential real estate loans moving to nonaccrual status was the primary factor for the increase in nonperforming loans. Consumers continue to struggle with the lingering effects of the recession as overall residential mortgage delinquencies continue to increase. Management expects this trend to continue during 2010. The remaining composition of the nonaccrual loans has remained relatively unchanged from year-end. There are four loans that account for the majority of the nonaccrual balance. These loans include two residential real estate development loans ($4.0 million) one manufacturing loan ($3.9 million), one agricultural loan ($2.0 million), and all of these loans are secured by some type of real estate collateral. In addition, Management has already recorded partial charge-offs on these loans and specific reserves have been established against the remaining balance for the estimated loss portion of the credits.  Management has been pursuing numerous workout options on these credits in an effort to minimize any loss.

The balance of loans 90 days or more past due and still accruing has remained constant at $8.1 million during the quarter and the mix of loans has remained nearly the same. Management continues to monitor the performance of these loans, the value of any collateral and potential of risk of loss. Foreclosed real estate declined during the quarter as the Bank disposed of one property during the quarter. The foreclosed real estate is comprised of one residential real estate property and several residential building lots.

The following table presents a summary of nonperforming assets:

(Dollars in thousands)	3/31/2010	12/31/2009

Nonaccrual loans
Residential real estate	$1,065	$345
Residential real estate construction	4,031	4,040
Commercial, industrial and agricultural real estate	5,855	5,654
Commercial, industrial and agricultural	123	124
Consumer	16	30
Total nonaccrual loans	$11,090	$10,193

Loans past due 90 days or more and not included above
Residential real estate	$3,394	$3,554
Residential real estate construction	1,549	1,426
Commercial, industrial and agricultural real estate	1,892	1,926
Commercial, industrial and agricultural	1,080	960
Consumer	206	195
Total loans past due 90 days or more and still accruing	8,121	8,061
Total nonperforming loans	19,211	18,254
Repossessed assets	2	18
Foreclosed real estate	229	642
Total nonperforming assets	$19,442	$18,914

Nonperforming loans to total gross loans	2.56%	2.47%
Nonperforming assets to total assets	2.00%	1.93%
Allowance for loan losses to nonperforming loans	48.66%	48.96%

Impaired loans	$23,498	$18,123
Impaired loans with an allowance for loss	$14,919	$12,833
Allowance for loss on impaired loans	$5,138	$4,890

Charged-off loans usually result from: (1) a borrower being legally relieved of loan repayment responsibility through bankruptcy, (2) insufficient collateral sale proceeds to repay a loan; or (3) the borrower and/or guarantor does not own other marketable assets that, if sold, would generate sufficient sale proceeds to repay a loan.

During the first quarter of 2010, the Bank recorded $213 thousand net loan charge-offs compared to $107 thousand in the first quarter of 2009.  Total loans charged-off during the quarter increased slightly when compared to the same quarter last year; however, the amount of previously charged-off loans recovered was less than the prior year. Therefore, the annualized net loan charge-off ratio increased to .11%.

The provision for loan losses was $625 thousand during the quarter, compared to $593 thousand in the prior year quarter. Management continues to add to the allowance for loan losses (ALL) to account for continued loan growth and increasing delinquency levels.  The ALL as a percentage of loans increased to 1.25% from 1.21% at the December 31, 2009.

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

The analysis has two components, specific and general allocations.  Expected cash flow or collateral values discounted for market conditions and selling costs are used to establish specific allocations.  The Bank’s historical loan loss experience and other qualitative factors derived from economic and market conditions are used to establish general allocations for the remainder of the portfolio.  Management monitors the adequacy of the allowance for loan losses on an ongoing basis and reports its adequacy assessment monthly to the Board of Directors, and quarterly to the Audit Committee. Management believes that the ALL at March 31, 2010 is adequate.

The following table presents an analysis of the allowance for loan losses.
			Twelve Months
	Three Months Ended		Ended
	March 31		12/31/2009
(Dollars in thousands)	2010	2009

Balance at beginning of year	$8,937	$7,357	$7,357
Charge-offs:
Residential real estate	-	-	(283)
Residential Real Estate Construction	-	-	(724)
Commercial, Industrial and Agriculturalreal estate	(115)	-	(63)
Commercial, Industrial and Agricultural	(86)	(29)	(567)
Consumer	(93)	(206)	(492)
Total charge-offs	(294)	(235)	(2,129)

Recoveries:
Residential real estate	5	9	166
Residential Real Estate Construction	-	-	-
Commercial, Industrial and Agricultural real estate	-	-	-
Commercial, Industrial and Agricultural	35	56	62
Consumer	41	63	43
Total recoveries	81	128	271
Net charge-offs	(213)	(107)	(1,858)
Provision for loan losses	625	593	3,438
Balance at end of year	$9,349	$7,843	$8,937

Ratios:
Annualized net loans charged-off as a percentage of average loans	0.11%	0.06%	0.26%
Net loans charged-off as a percentage of the provision for loan losses	34.08%	18.04%	54.04%
Allowance as a percentage of loans	1.25%	1.13%	1.21%

Other Assets:

Other intangible assets are comprised of a core deposit intangible and a customer list and are being amortized over the estimated useful life of the asset.

Deposits:

Total deposits decreased $11.7 million during the first three months of 2010 to $726.7 million. Non-interest bearing deposits increased $11.4 million, while savings and interest-bearing checking deposits increased $12.9 million and time deposits decreased $36.0 million. The majority of the increase in non-interest bearing accounts came in retail accounts ($5 million) and commercial checking accounts ($4 million).   The Bank’s Money Management product increased $9.6 million due in part to a promotion in selected markets and higher consumer savings levels.  Retail time deposits decreased since year-end, as customers moved funds to more liquid accounts, while brokered CDs declined approximately $24 million due to short-term funding maturing in the first quarter of 2010.  As of March 31, 2010, the Bank had $25.2 million in CDARS reciprocal deposits included in brokered time deposits.

The following table presents a summary of deposits outstanding at:
			Change
(Amounts in thousands)	3/31/2010	12/31/2009	Amount	%
Demand, noninterest-bearing	$89,092	$77,675	$11,417	14.7

Interest-bearing checking	98,166	97,636	530	0.5
Savings:
Money market accounts	254,024	243,600	10,424	4.3
Passbook and statement savings	48,913	46,986	1,927	4.1
Total savings and interest checking	401,103	388,222	12,881	3.3

Time deposits:
Less than $100,000	138,254	144,762	(6,508)	(4.5)
$100,000 and over	57,635	62,576	(4,941)	(7.9)
Brokered time deposits:
Less than $100,000	16,373	21,226	(4,853)	(22.9)
$100,000 and over	24,223	43,904	(19,681)	(44.8)
Total time deposits	236,485	272,468	(35,983)	(13.2)

Total deposits	$726,680	$738,365	$(11,685)	(1.6)

Overdrawn deposit accounts reclassified as loan balances	$118	$183

Borrowings:

The Repo balance increased $3.8 million from year-end, while long-term debt from the FHLB decreased $444 thousand due to scheduled pay downs in the first quarter of 2010.

Shareholders’ Equity:

Total shareholders’ equity increased $1.9 million to $80.6 million at March 31, 2010, compared to $78.8 million at the end of 2009.  The increase in retained earnings from the Corporation’s net income of $2.0 million was partially offset by the cash dividend of $1.0 million. The increase of $721 thousand in accumulated other comprehensive loss is the result of an improvement in the market value of investment securities available for sale.  The Corporation’s dividend payout ratio exceeds the first quarter 2009 ratio, but is less than the total payout ratio of 63% in 2009.  As capital levels become increasingly important during this difficult economic period, the Corporation decided to maintain its current dividend rate for the first and second quarter of 2010 as a sign of confidence to its shareholders. Management views the dividend payout as a critical piece of its capital management plan.  Additionally, the Corporation is currently exploring other sources of capital as part of its capital management plan for the Corporation and the Bank.  The Corporation did not repurchase any shares of the Corporation’s common stock during the first three months of 2010.

Capital adequacy is currently defined by regulatory agencies through the use of several minimum required ratios.  At March 31, 2010, the Corporation was well capitalized as defined by the banking regulatory agencies.  Regulatory capital ratios for the Corporation and the Bank are shown below:

			Regulatory Ratios
				Well Capitalized
	March 31, 2010	December 31, 2009	Minimum	Minimum
Total Risk Based Capital Ratio (1)
Franklin Financial Services Corporation	11.08%	10.89%	8.00%	n/a
Farmers & Merchants Trust Company	10.63%	10.45%	8.00%	10.00%

Tier 1 Capital Ratio (2)
Franklin Financial Services Corporation	9.84%	9.69%	4.00%	n/a
Farmers & Merchants Trust Company	9.38%	9.25%	4.00%	6.00%

Leverage Ratio (3)
Franklin Financial Services Corporation	7.65%	7.50%	4.00%	n/a
Farmers & Merchants Trust Company	7.27%	7.13%	4.00%	5.00%

(1)Total risk-based capital / total risk-weighted assets, (2)Tier 1 capital / total risk-weighted assets, (3) Tier 1 capital / average quarterly assets

Economy

The Corporation operates in Franklin, Cumberland, Fulton and Huntingdon Counties, Pennsylvania. The general economic conditions in this market have slightly improved since year-end and unemployment rates are vastly different from county to county.  Franklin County’s unemployment rate remained steady at 8.8%, Cumberland County’s rate increased slightly to 7.4%, while Fulton County’s rate decreased to 12.6% at March 31, 2010.  These rates compare to the Pennsylvania state average of 9.0%. Management believes that the Bank’s primary market area continues to be well suited for growth as the national recession eases.   The Corporation is not overly dependent on any one industry within its market area and the industries located in its market area are well diversified.

Unlike many companies, the assets and liabilities of the Corporation are financial in nature. As such, interest rates and changes in interest rates may have a more significant effect on the Corporation’s financial results than on other types of industries. Because of this, the Corporation watches the actions of the Federal Reserve Open Market Committee (FOMC) as it makes decisions about interest rate changes. The Fed continued to hold the fed funds target rate steady at .25% in the first quarter of 2010.  The effort by the Federal Reserve to reduce short-term rates has had a negative effect on the Corporation’s net interest margin.  If rates continue to remain low, it is unlikely that the net interest margin will improve significantly in 2010.

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

Historically, the Corporation has satisfied its liquidity needs from earnings, repayment of loans and amortizing investment securities, maturing investment securities, loan sales, deposit growth and its ability to access existing lines of credit.  All investments are classified as available for sale; therefore, securities that are not pledged as collateral for borrowings are an additional source of readily available liquidity, either by selling the security or, more preferably, to provide collateral for additional borrowing.  At March 31, 2010, the Bank had approximately $123 million of its investment portfolio pledged as collateral.  Another source of liquidity for the Bank is a line of credit with the FHLB.  The FHLB system has always been a major source of funding for community banks. The capital level of the FHLB, and the entire FHLB system, has been strained due to the declining value of mortgage related assets. The FHLB has implemented steps to improve its capital position that included a suspension of its dividend and an end to its practice of redeeming members’ stock. Both of these actions are not favorable to the Bank. There are no indicators that lead the Bank to believe the FHLB will discontinue its lending function. If that were to occur, it would have a negative effect on the Bank and it is unlikely that the Bank could replace the level of FHLB funding in a short time. Another action that may be considered by FHLB to increase its capital is to have a capital call on its member banks. This would require the member banks to invest more capital into the FHLB when most banks would prefer not make such an investment.  At March 31, 2010, the Bank had approximately $95 million available on this line of credit.

In addition, the Bank has $26 million in unsecured lines of credit at three correspondent banks and approximately $80 million in funding available at the Federal Reserve Discount Window.  The Bank also has the ability to access other funding sources including wholesale borrowings and brokered CDs.

Off Balance Sheet Commitments and Contractual Obligations

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk.  These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments.  Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation.  Unused commitments and standby letters of credit totaled $222.9 million and $219.1 million, respectively, at March 31, 2010 and December 31, 2009.

The Corporation has entered into various contractual obligations to make future payments.  These obligations include time deposits, long-term debt, operating leases, deferred compensation and pension payments.  These amounts have not changed materially from those reported in the Corporation’s 2009 Annual Report on Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the Corporation’s exposure to market risk during the three months ended March 31, 2010. For more information on market risk refer to the Corporation’s 2009 Annual Report on Form 10-K.

Item 4.  Controls and Procedures

Evaluation of Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2010, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Changes in Internal Controls

There were no changes during the three months ended March 31, 2010 in the Corporation’s internal control over financial reporting which materially affected, or which are reasonably likely to affect, the Corporation’s internal control over financial reporting.

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

Item 1A. Risk Factors
There were no material changes in the Corporation’s risk factors during the three months ended March 31, 2010. For more information, refer to the Corporation’s 2009 Annual Report on Form 10-K.

Item 2.   Unregistered  Sales of Equity Securities and Use of Proceeds
The Corporation announced a stock repurchase plan on July 9, 2009 to repurchase up to 100,000 shares of the Corporation’s common stock over a 12 month time period. As of March 31, 2010, 4,179 shares have been purchased under this plan in 2009. There were no shares purchased in 2010.

Item 3.   Defaults by the Company on its Senior Securities
None

Item 4.   Removed and Reserved

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

Franklin Financial Services Corporation

May 6, 2010	/s/ William E. Snell, Jr.
William E. Snell, Jr.
President and Chief Executive Officer

May 6, 2010	/s/ Mark R. Hollar
Mark R. Hollar
Treasurer and Chief Financial Officer