Form 10-Q
period 2010-06-30
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2010-08-09
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
 (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010,
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

There were 3,888,866 outstanding shares of the Registrant’s common stock as of July 30, 2010.

INDEX

Part I FINANCIAL INFORMATION

Item 1 Financial Statements

Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)
(unaudited)

	June 30	December 31
	2010	2009

Assets
Cash and due from banks	$16,881	$14,336
Interest-bearing deposits in other banks	20,130	18,912
Total cash and cash equivalents	37,011	33,248
Investment securities available for sale	128,347	143,288
Restricted stock	6,482	6,482
Loans	758,411	739,563
Allowance for loan losses	(9,751)	(8,937)
Net Loans	748,660	730,626
Premises and equipment, net	16,282	15,741
Bank owned life insurance	19,251	18,919
Goodwill	9,016	9,159
Other intangible assets	2,232	2,461
Other assets	19,324	19,449
Total assets	$986,605	$979,373

Liabilities
Deposits
Demand (non-interest bearing)	$90,324	$77,675
Savings and interest-bearing checking	421,671	388,222
Time	218,362	272,468
Total Deposits	730,357	738,365
Securities sold under agreements to repurchase	68,622	55,855
Long-term debt	93,796	94,688
Other liabilities	12,673	11,699
Total liabilities	905,448	900,607

Shareholders' equity
Common stock $1 par value per share, 15,000,000 shares authorized with 4,298,904 shares issued, and 3,888,368 shares and 3,863,066 shares
outstanding at June 30, 2010 and December 31, 2009, respectively	4,299	4,299
Capital stock without par value, 5,000,000 shares authorized
with no shares issued or outstanding	-	-
Additional paid-in capital	32,806	32,832
Retained earnings	56,610	54,566
Accumulated other comprehensive loss	(5,217)	(5,138)
Treasury stock, 410,536 shares and 435,838 shares at cost at June 30,
2010 and December 31, 2009, respectively	(7,341)	(7,793)
Total shareholders' equity	81,157	78,766
Total liabilities and shareholders' equity	$986,605	$979,373

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Income
(Amounts in thousands, except per share data)
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30		June 30
	2010	2009	2010	2009

Interest income
Loans, including fees	$9,691	$9,463	$19,242	$18,655
Interest and dividends on investments:
Taxable interest	758	1,017	1,628	2,106
Tax exempt interest	397	463	869	937
Dividend income	10	39	27	96
Federal funds sold	-	6	-	6
Deposits and obligations of other banks	10	1	16	1
Total interest income	10,866	10,989	21,782	21,801

Interest expense
Deposits	2,204	2,535	4,563	5,018
Securities sold under agreements to repurchase	40	45	77	90
Short-term borrowings	-	-	-	11
Long-term debt	977	1,050	1,951	2,105
Total interest expense	3,221	3,630	6,591	7,224
Net interest income	7,645	7,359	15,191	14,577
Provision for loan losses	625	426	1,250	1,019
Net interest income after provision for loan losses	7,020	6,933	13,941	13,558

Noninterest income
Investment and trust services fees	1,007	862	2,024	1,757
Loan service charges	272	378	469	653
Mortgage banking activities	11	118	81	91
Deposit service charges and fees	593	653	1,171	1,232
Other service charges and fees	351	339	677	641
Increase in cash surrender value of life insurance	166	160	332	324
Other	22	29	70	325

OTTI losses on securities	-	(212)	(689)	(421)
Loss recognized in other comprehensive income (before taxes)	-	-	(434)	-
Net OTTI losses recognized in earnings	-	(212)	(255)	(421)

Securities gains, net	20	42	268	54
Total noninterest income	2,442	2,369	4,837	4,656

Noninterest Expense
Salaries and benefits	3,322	3,126	6,762	6,279
Net occupancy expense	496	476	1,019	956
Furniture and equipment expense	191	213	382	429
Advertising	343	418	655	734
Legal and professional fees	350	293	745	545
Data processing	502	435	879	836
Pennsylvania bank shares tax	152	143	308	288
Intangible amortization	114	117	229	234
FDIC insurance	288	683	580	914
Other	767	1,062	1,627	1,900
Total noninterest expense	6,525	6,966	13,186	13,115
Income before federal income taxes	2,937	2,336	5,592	5,099
Federal income tax expense	778	697	1,459	1,359
Net income	$2,159	$1,639	$4,133	$3,740

Per share
Basic earnings per share	$0.56	$0.43	$1.07	$0.98
Diluted earnings per share	$0.56	$0.43	$1.07	$0.98
Cash dividends declared per share	$0.27	$0.27	$0.54	$0.54

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Changes in Shareholders' Equity
For the Six Months Ended June 30, 2010 and 2009
(unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
(Dollars in thousands, except share and per share data)	Stock	Capital	Earnings	Loss	Stock	Total

Balance at December 31, 2008	$4,299	$32,883	$52,126	$(7,757)	$(8,492)	$73,059

Comprehensive income:
Net income	-	-	3,740	-	-	3,740
Unrealized gain on securities, net of reclassification adjustments and taxes	-	-	-	114	-	114
Unrealized gain on hedging activities, net of reclassification adjustments and taxes	-	-	-	815	-	815
Total Comprehensive income				-		4,669

Cash dividends declared, $.54 per share	-	-	(2,068)	-	-	(2,068)
Acquisition of 5,640 shares of treasury stock	-	-	-	-	(93)	(93)
Treasury shares issued to dividend reinvestment plan: 23,496 shares	-	(50)	-	-	420	370
Stock option compensation	-	20	-	-	-	20
Balance at June 30, 2009	$4,299	$32,853	$53,798	$(6,828)	$(8,165)	$75,957

Balance at December 31, 2009	$4,299	$32,832	$54,566	$(5,138)	$(7,793)	$78,766

Comprehensive income:
Net income	-	-	4,133	-	-	4,133
Unrealized gain on securities, net of reclassification adjustments and taxes	-	-	-	482	-	482
Unrealized loss on hedging activities, net of reclassification adjustments and taxes	-	-	-	(435)	-	(435)
Pension adjustment, net of tax				(126)		(126)
Total Comprehensive income				-		4,054

Cash dividends declared, $.54 per share	-	-	(2,089)	-	-	(2,089)
Treasury shares issued under stock option plans: 1,051 shares	-	(2)	-	-	18	16
Treasury shares issued to dividend reinvestment plan: 24,251 shares	-	(24)	-	-	434	410
Balance at June 30, 2010	$4,299	$32,806	$56,610	$(5,217)	$(7,341)	$81,157

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended June 30
	2010	2009
(Amounts in thousands)
Cash flows from operating activities
Net income	$4,133	$3,740
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	672	717
Net amortization of loans and investment securities	152	46
Stock option compensation expense	-	20
Amortization and net change in mortgage servicing rights valuation	73	71
Amortization of intangibles	229	234
Provision for loan losses	1,250	1,019
Net realized gains on sales of securities	(268)	(54)
OTTI losses on securities	255	421
Loans originated for sale	(920)	-
Proceeds from sale of loans	952	-
Gain on sales of loans	(32)	-
(Gain) loss on sale or disposal of premises and equipment	(4)	118
Net gain on sale or disposal of other real estate/other repossessed assets	-	(6)
Increase in cash surrender value of life insurance	(332)	(324)
Gain from surrender of life insurance policy	-	(276)
Contribution to pension plan	(525)	(87)
Decrease in interest receivable and other assets	239	841
Increase in interest payable and other liabilities	130	389
Other, net	90	102
Net cash provided by operating activities	6,094	6,971

Cash flows from investing activities
Proceeds from sales of investment securities available for sale	6,378	7,364
Proceeds from maturities and paydowns of investment securities available for sale	15,341	13,976
Purchase of investment securities available for sale	(6,081)	(21,132)
Net increase in loans	(19,447)	(28,375)
Proceeds from sale of other real estate/other repossessed assets	440	33
Proceeds from surrender of life insurance policy	-	600
Capital expenditures	(1,166)	(896)
Net cash used in investing activities	(4,535)	(28,430)

Cash flows from financing activities
Net increase in demand deposits, interesting-bearing checking and savings accounts	46,098	17,021
Net (decrease) increase in time deposits	(54,106)	65,631
Net increase (decrease) in short-term borrowings	12,767	(18,146)
Long-term debt payments	(892)	(2,960)
Long-term debt advances	-	260
Dividends paid	(2,089)	(2,068)
Common stock issued to dividend reinvestment plan	410	370
Common stock issued under stock option plans	16	-
Purchase of treasury shares	-	(93)
Net cash provided by financing activities	2,204	60,015
Increase in cash and cash equivalents	3,763	38,556
Cash and cash equivalents as of January 1	33,248	16,713
Cash and cash equivalents as of June 30	$37,011	$55,269

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest on deposits and other borrowed funds	$6,874	$7,365
Income taxes	$2,602	$1,494
Noncash Activities
Loans transferred to Other Real Estate	$-	$413

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, and cash flows as of June 30, 2010, and for all other periods presented have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted.  It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s 2009 Annual Report on Form 10-K.  The consolidated results of operations for the period ended June 30, 2010 are not necessarily indicative of the operating results for the full year.  Management has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.

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

Earnings per share is computed based on the weighted average number of shares outstanding during each period end.  A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

	For the Three Months Ended		For the Six Months Ended
	June 30		June 30
(In thousands, except per share data)	2010	2009	2010	2009
Weighted average shares outstanding (basic)	3,880	3,837	3,874	3,832
Impact of common stock equivalents	3	-	2	-
Weighted average shares outstanding (diluted)	3,883	3,837	3,876	3,832
Anti-dilutive options excluded from the calculation	76	109	76	110
Net income	$2,159	$1,639	$4,133	$3,740
Basic earnings per share	$0.56	$0.43	$1.07	$0.98
Diluted earnings per share	$0.56	$0.43	$1.07	$0.98

Note 2 – Recent Accounting Pronouncements

Receivables and the Allowances for Credit Losses. In July 2010, the FASB issued Accounting Standards Update No. (ASU) 2010-20, Receivables (Topic 310):  Disclosures about the Credit Quality of Financing Receivables and the Allowances for Credit Losses.  This Update requires expanded disclosures to help financial statement users understand the nature of credit risks inherent in a creditor’s portfolio of financing receivables; how that risk is analyzed and assessed in arriving at the allowance for credit losses; and the changes, and reasons for those changes, in both the receivables and the allowance for credit losses. The disclosures should be prepared on a disaggregated basis and provide a roll-forward schedule of the allowance for credit losses and detailed information on financing receivables including, among other things, recorded balances, nonaccrual status, impairments, credit quality indicators, details for troubled debt restructurings and an aging of past due financing receivables.  Disclosures required as of the end of a reporting period are effective for interim and annual reporting periods ending after December 15, 2010.  Disclosures required for activity occurring during a reporting period are effective for interim and annual reporting periods beginning after December 15, 2010.  This Update is not expected to have a material impact on the Corporation’s financial position or consolidated financial statements.

Fair Value Measurements and Disclosures. The FASB has issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.  ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Corporation early adopted ASU 2010-09 effective with the quarter end June 30, 2010.

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

The components of comprehensive income and related tax effects are as follows:
	For the Three Months Ended		For the Six Months Ended
(Amounts in thousands)	June 30		June 30
	2010	2009	2010	2009
Net Income	$2,159	$1,639	$4,133	$3,740

Securities:
Unrealized (losses) gains arising during the period	(690)	1,882	744	(196)
Reclassification adjustment for losses (gains) included in net income	(20)	170	(13)	367
Net unrealized (losses) gains	(710)	2,052	731	171
Tax effect	241	(698)	(249)	(57)
Net of tax amount	(469)	1,354	482	114

Derivatives:
Unrealized (losses) gains arising during the period	(677)	777	(1,015)	885
Reclassification adjustment for losses included in net income	174	177	354	350
Net unrealized (losses) gains	(503)	954	(661)	1,235
Tax effect	171	(323)	226	(420)
Net of tax amount	(332)	631	(435)	815

Pension:
Change in plan assets and benefit obligations	-	-	(191)	-
Reclassification adjustment for losses included in net income	-	-	-	-
Net unrealized losses	-	-	(191)	-
Tax effect	-	-	65	-
Net of tax amount	-	-	(126)	-

Total other comprehensive (loss) income	(801)	1,985	(79)	929
Total Comprehensive Income	$1,358	$3,624	$4,054	$4,669

The components of accumulated other comprehensive loss included in shareholders' equity are as follows:

(Amounts in thousands)	June 30	December 31
	2010	2009

Net unrealized losses on securities	$(1,098)	$(1,829)
Tax effect	373	622
Net of tax amount	(725)	(1,207)

Net unrealized losses on derivatives	(1,924)	(1,263)
Tax effect	655	429
Net of tax amount	(1,269)	(834)

Accumulated pension adjustment	(4,883)	(4,692)
Tax effect	1,660	1,595
Net of tax amount	(3,223)	(3,097)
Total accumulated other comprehensive loss	$(5,217)	$(5,138)

Note 4 – Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Bank generally holds collateral and/or personal guarantees supporting these commitments.  The Bank had $28.3 million and $26.7 million of standby letters of credit as of June 30, 2010 and December 31, 2009, respectively. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The amount of the liability as of June 30, 2010 and December 31, 2009 for guarantees under standby letters of credit issued was not material.

Note 5 - Investments

The amortized cost and estimated fair value of investment securities available for sale as of June 30, 2010 and December 31, 2009 are:

(Amounts in thousands)		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
June 30, 2010	cost	gains	losses	value
Equity securities	$5,401	$65	$(1,444)	$4,022
U.S. Treasury securities and obligations of U.S.
Government agencies	22,723	414	(95)	23,042
Obligations of state and political subdivisions	40,852	1,186	(46)	41,992
Corporate debt securities	8,611	26	(1,787)	6,850
Mortgage-backed securities
Agency	46,726	1,408	(11)	48,123
Non-Agency	5,051	-	(786)	4,265
Asset-backed securities	81	-	(28)	53
	$129,445	$3,099	$(4,197)	$128,347

		Gross	Gross	Estimated
(Amounts in thousands)	Amortized	unrealized	unrealized	fair
December 31, 2009	cost	gains	losses	value
Equity securities	$5,400	$37	$(1,462)	$3,975
U.S. Treasury securities and obligations of U.S.
Government agencies	28,258	618	(161)	28,715
Obligations of state and political subdivisions	42,611	1,332	(62)	43,881
Corporate debt securities	9,603	-	(2,343)	7,260
Mortgage-backed securities
Agency	53,214	1,576	(47)	54,743
Non-Agency	5,947	-	(1,279)	4,668
Asset-backed securities	84	-	(38)	46
	$145,117	$3,563	$(5,392)	$143,288

The book value of securities pledged as collateral to secure various funding sources was $116.5 million at June 30, 2010 and $134.6 million at December 31, 2009.

The amortized cost and estimated fair value of debt securities as of June 30, 2010, by contractual maturity are shown below. Actual maturities may differ from contractual maturities because of prepayment or call options embedded in the securities.

		Estimated
	Amortized	fair
(Amounts in thousands)	cost	value
Due in one year or less	$3,438	$3,450
Due after one year through five years	15,043	15,324
Due after five years through ten years	26,228	27,171
Due after ten years	27,558	25,992
	72,267	71,937
Mortgage-backed securities	51,777	52,388

	$124,044	$124,325

The following table reflects temporary impairment in the investment portfolio (excluding restricted stock), aggregated by investment category, length of time that individual securities have been in a continuous unrealized loss position and the number of securities in each category as of June 30, 2010 and December 31, 2009:

	June 30, 2010
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Amounts in thousands)	Value	Losses	Number	Value	Losses	Number	Value	Losses	Number

Equity securities	$1,840	$(287)	2	$1,796	$(1,157)	22	$3,636	$(1,444)	24
U.S. Treasury securities and obligations of U.S. Government agencies	76	-	2	9,654	(95)	20	9,730	(95)	22
Obligations of state and political subdivisions	2,528	(31)	7	292	(15)	1	2,820	(46)	8
Corporate debt securities	-	-	-	6,096	(1,787)	9	6,096	(1,787)	9
Mortgage-backed securities
Agency	1,727	(9)	3	699	(2)	1	2,426	(11)	4
Non-Agency	-	-	-	4,265	(786)	7	4,265	(786)	7
Asset-backed securities	-	-	-	53	(28)	3	53	(28)	3
Total temporarily impaired securities	$6,171	$(327)	14	$22,855	$(3,870)	63	$29,026	$(4,197)	77

	December 31, 2009
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Amounts in thousands)	Value	Losses	Number	Value	Losses	Number	Value	Losses	Number

Equity securities	$2,343	$(395)	7	$1,494	$(1,067)	21	$3,837	$(1,462)	28
U.S. Treasury securities and obligations of U.S. Government agencies	63	-	3	13,411	(161)	27	13,474	(161)	30
Obligations of state and political subdivisions	1,843	(41)	6	285	(21)	1	2,128	(62)	7
Corporate debt securities	622	(1)	5	6,537	(2,342)	10	7,159	(2,343)	15
Mortgage-backed securities
Agency	10,812	(47)	9	-	-	-	10,812	(47)	9
Non-Agency	-	-	-	4,668	(1,279)	7	4,668	(1,279)	7
Asset-backed securities	-	-	-	46	(38)	3	46	(38)	3
Total temporarily impaired securities	$15,683	$(484)	30	$26,441	$(4,908)	69	$42,124	$(5,392)	99

The following table reflects additional information about trust preferred securities as of June 30, 2010:

Trust Preferred Securities
June 30, 2010
(Dollars in thousands)
Deal Name	Single Issuer or Pooled	Class	Amortized Cost	Estimated Fair Value	Gross Unrealized Gain (Loss)	Lowest Credit Rating Assigned	Number of Banks currently Performing	Deferrals and Defaults as % of Original Collateral	Expected Deferral/ Defaults as a Percentage of Remaining Performing Collateral

Huntington Cap Trust	Single	Preferred Stock	$926	$595	$(331)	Ba1	1	None	None
Huntingtn Cap Trust II	Single	Preferred Stock	870	565	(305)	Ba1	1	None	None
BankAmerica Cap III	Single	Preferred Stock	954	673	(281)	Baa3	1	None	None
Wachovia Cap Trust II	Single	Preferred Stock	272	230	(42)	Baa2	1	None	None
Corestates Captl Tr II	Single	Preferred Stock	921	619	(302)	Baa1	1	None	None
Chase Cap VI JPM	Single	Preferred Stock	955	779	(176)	A2	1	None	None
Fleet Cap Tr V	Single	Preferred Stock	970	732	(238)	Baa3	1	None	None
			$5,868	$4,193	$(1,675)

The following table provides additional detail about private label mortgage-backed securities as of June 30, 2010:

Private Label Mortgage Backed Securities
June 30, 2010
(Dollars in thousands)				Gross
	Orgination	Amortized	Fair	Unrealized	Collateral	Current	Credit	OTTI
Decscription	Date	Cost	Value	Gain (Loss)	Type	Rating	Support %	Charges
RALI 2003-QS15 A1	8/1/2003	$715	$694	$(21)	ALT A	Aa2	11.29	$-
RALI 2004-QS4 A7	3/1/2004	666	652	(14)	ALT A	AAA	13.03	-
MALT 2004-6 7A1	6/1/2004	780	650	(130)	ALT A	AAA	10.52	-
RALI 2005-QS2 A1	2/1/2005	730	608	(121)	ALT A	B	7.70	-
RALI 2006-QS4 A2	4/1/2006	1,044	756	(288)	ALT A	Caa2	0.68	142
GSR 2006-5F 2A1	5/1/2006	544	479	(65)	Prime	CCC	4.64	-
RALI 2006-QS8 A1	7/28/2006	572	426	(146)	ALT A	Caa2	0.00	113
		$5,051	$4,265	$(786)				$255

For more information concerning investments, refer to the Investment Securities discussion in the Financial Condition section.

Note 6 – Pensions

The components of pension expense for the periods presented are as follows:

	Three months ended		Six months ended
	June 30		June 30
(Amounts in thousands)	2010	2009	2010	2009
Components of net periodic (benefit) cost:
Service cost	$91	$85	$183	$170
Interest cost	185	181	371	362
Expected return on plan assets	(209)	(190)	(419)	(380)
Amortization of prior service cost	-	(31)	-	(62)
Recognized net actuarial loss	43	82	86	165
Net periodic cost	$110	$127	$221	$255

The Bank expects its pension expense to decrease slightly in 2010 compared to 2009.  The Bank expects to contribute $626 thousand to its pension plan in 2010.  This amount will meet the minimum funding requirements.

Note 7 – Mortgage Servicing Rights

Activity pertaining to mortgage servicing rights and the related valuation allowance follows:

	Six Months Ended
	June 30
(Amounts in thousands)	2010	2009
Cost of mortgage servicing rights:
Beginning balance	$1,190	$1,551
Originations	10	3
Amortization	(134)	(214)
Ending balance	$1,066	$1,340

Valuation allowance:
Beginning balance	$(476)	$(689)
Valuation charges	-	-
Valuation reversals	60	143
Ending balance	$(416)	$(546)

Mortgage servicing rights cost	$1,066	$1,340
Valuation allowance	(416)	(546)
Carrying value	$650	$794

Fair value	$650	$794

Note 8 – Fair Value Measurements

Management uses its best judgment in estimating the fair value of the Corporation’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Corporation could have realized in a sales transaction on the dates indicated.  The estimated fair value amounts have been measured as of their respective quarter-ends and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each quarter-end.

FASB ASC Topic 825, Financial Instruments, requires disclosure of the fair value of financial assets and liabilities, including those financial assets and liabilities that are not measured and reported at fair value on a recurring and non-recurring basis.

The estimated fair value of the Corporation's financial instruments are as follows:

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
(Amounts in thousands)	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	$37,011	$37,011	$33,248	$33,248
Investment securities available for sale	128,347	128,347	143,288	143,288
Restricted stock	6,482	6,482	6,482	6,482
Net loans	748,660	753,792	730,626	742,929
Accrued interest receivable	3,805	3,805	3,904	3,904
Mortgage servicing rights	650	650	714	714

Financial liabilities:
Deposits	$730,357	$733,021	$738,365	$742,953
Securities sold under agreements to repurchase	68,622	68,622	55,855	55,855
Long-term debt	93,796	97,523	94,688	99,013
Accrued interest payable	1,005	1,005	1,288	1,288
Interest rate swaps	1,924	1,924	1,263	1,263

The preceding information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Corporation’s financial instruments at June 30, 2010 and December 31, 2009:

Cash and Cash Equivalents:  For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Investment securities available for sale: The fair value of investment securities is determined in accordance with the methods described under FASB ASC Topic 820 as discussed below.

Restricted stock:  The carrying value of restricted stock approximates its fair value based on redemption provisions for the restricted stock.

Net loans:  The fair value of fixed-rate loans is estimated for each major type of loan (e.g. real estate, commercial, industrial and agricultural and consumer) by discounting the future cash flows associated with such loans using rates currently offered for loans with similar terms to borrowers of comparable credit quality.  The model considers scheduled principal maturities, repricing characteristics, prepayment assumptions and interest cash flows.  The discount rates used are estimated based upon consideration of a number of factors including the treasury yield curve, expense and service charge factors. For variable rate loans that reprice frequently and have no significant change in credit quality, carrying values approximate the fair value.

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

Deposits, Securities sold under agreements to repurchase and Long-term debt: The fair value of demand deposits, savings accounts, and money market deposits is the amount payable on demand at the reporting date.  The fair value of fixed-rate certificates of deposit and long-term debt is estimated by discounting the future cash flows using rates approximating those currently offered for certificates of deposit and borrowings with similar remaining maturities.  For securities sold under agreements to repurchase, the carrying value approximates a reasonable estimate of the fair value.

Accrued interest payable: The carrying amount is a reasonable estimate of fair value.

Interest rate swaps: The fair value of the interest rate swaps is determined in accordance with the methods described under FASB ASC Topic 820 as discussed below.

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

Level2:
Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level3:
Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect the Corporation’s assumptions regarding what market participants would assume when pricing a financial instrument.

For financial assets and liabilities measured at fair value on a recurring basis, there were no transfers of financial assets or liabilities between Level 1 and Level 2 during the period ending June 30, 2010.

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollars in Thousands)	Fair Value at June 30, 2010
	Level 1	Level 2	Level 3	Total
Asset Description
Equity securities	$4,022	$-	$-	$4,022
U.S. Treasury securities and obligations of U.S.
Government agencies	-	23,042	-	23,042
Obligations of state and political subdivisions	-	41,992	-	41,992
Corporate debt securities	-	6,850	-	6,850
Mortgage-backed securities
Agency	-	48,123	-	48,123
Non-Agency	-	4,265	-	4,265
Asset-backed securities	-	53	-	53
Total assets	$4,022	$124,325	$-	$128,347

Liability Description
Interest rate swaps	$-	$1,924	$-	$1,924
Total liabilities	$-	$1,924	$-	$1,924

(Dollars in Thousands)	Fair Value at December 31, 2009
	Level 1	Level 2	Level 3	Total
Asset Description
Equity securities	$3,975	$-	$-	$3,975
U.S. Treasury securities and obligations of U.S.
Government agencies	-	28,715	-	28,715
Obligations of state and political subdivisions	-	43,881	-	43,881
Corporate debt securities	-	7,260	-	7,260
Mortgage-backed securities
Agency	-	54,743	-	54,743
Non-Agency	-	4,668	-	4,668
Asset-backed securities	-	46	-	46
Total assets	$3,975	$139,313	$-	$143,288

Liability Description
Interest rate swaps	$-	$1,263	$-	$1,263
Total liabilities	$-	$1,263	$-	$1,263

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

For financial assets and liabilities measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollars in Thousands)
	Fair Value at June 30, 2010
Asset Description	Level 1	Level 2	Level 3	Total
Impaired loans	$-	$-	$15,690	15,690
Other real estate owned	-	-	229	229
Mortgage servicing rights	-	-	650	650
Total assets	$-	$-	$16,569	$16,569

(Dollars in Thousands)	Fair Value at December 31, 2009
Asset Description	Level 1	Level 2	Level 3	Total
Impaired loans	$-	$-	$7,943	$7,943
Other real estate owned	-	-	643	643
Mortgage servicing rights	-	-	714	714
Total assets	$-	$-	$9,300	$9,300

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

The following table presents a reconciliation of impaired loans, foreclosed real estate and mortgage servicing rights measured at fair value on a nonrecurring basis, using significant unobservable inputs (Level 3) for the six months ended June 30, 2010:

	Impaired	Foreclosed	Mortgage
(Dollars in Thousands)	Loans	Real Estate	Servicing Rights
Balance - January 1, 2010	$7,943	$643	$714
Charged off	(273)	-	-
Settled or otherwise removed	(555)	(414)	-
Additions	9,985	-	10
Payments / amortization	(507)	-	(134)
(Increase) decrease in valuation allowance	(903)	-	60
Balance - June 30, 2010	$15,690	$229	$650

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

Information regarding the interest rate swaps as of June 30, 2010 follows:

(Dollars in thousands)				Amount Expected to
				be Expensed into
Notional	Maturity	Interest Rate		Earnings within the
Amount	Date	Fixed	Variable	next 12 Months

$10,000	5/30/2013	3.60%	0.16%	$344
$10,000	5/30/2015	3.87%	0.16%	$371

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

Fair Value of Derivative Instruments in the Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009 are as follows:

Fair Value of Derivative Instruments
(Dollars in thousands)		Balance Sheet
Date	Type	Location	Fair Value
June 30, 2010	Interest rate contracts	Other liabilities	$1,924
December 31, 2009	Interest rate contracts	Other liabilities	$1,263

The Effect of Derivative Instruments on the Statement of Income for the Six Months Ended June 30, 2010 and 2009 follows:

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships
(Dollars in thousands, net of tax)					Amount of Gain
				Location of	or (Loss)
				Gain or (Loss)	Recognized in
				Recognized in	Income on
		Location of	Amount of Gain	Income on	Derivatives
	Amount of Gain	Gain or (Loss)	or (Loss)	Derivative (Ineffective	(Ineffective Portion
	or (Loss)	Reclassified from	Reclassified from	Portion and Amount	and Amount
	Recognized in	Accumulated OCI	Accumulated OCI	Excluded from	Excluded from
	OCI on Derivative	into Income	into Income	Effectiveness	Effectiveness
Date / Type	(Effective Portion)	(Effective Portion)	(Effective Portion)	Testing)	Testing)

June 30, 2010:
Interest rate contracts	$(435)	Interest Expense	$(355)	Other income (expense)	$-

June 30, 2009:
Interest rate contracts	$815	Interest Expense	$(350)	Other income (expense)	$-

Note 10 – Reclassifications

Certain prior period amounts may have been reclassified to conform to the current year presentation.  Such reclassifications did not affect reported net income.

Item 2

Management’s Discussion and Analysis of Results of Operations and Financial Condition
For the Three and Six Month Periods Ended June 30, 2010 and 2009

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

Results of Operations

Year-to-Date Summary
The Corporation reported net income for the first six months ended June 30, 2010 of $4.1 million.  This is a 10.5% increase versus net income of $3.7 million for the same period in 2009. Total revenue (interest income and noninterest income) increased $162 thousand year-over-year. Interest income decreased slightly due to decreases in interest income in the investment portfolio, while investment and trust revenue, as well as security gains helped improve noninterest income. Noninterest expense increased due to increased salary and benefit expense and higher legal and professional fees.   The provision for loan losses was $1.3 million for the period, $231 thousand more than in 2009.  Diluted earnings per share increased to $1.07 in 2010 from $.98 in 2009. Total assets were $986.6 million at June 30, 2010, an increase of $7.2 million from year-end 2009.  Net loans grew to $748.7 million, while total deposits decreased to $730.4 million.

Other key performance ratios as of, or for the six months ended June 30, 2010 and 2009 (on an annualized basis) are listed below:

	2010	2009
Return on average equity (ROE)	10.21%	9.99%
Return on average assets (ROA)	.84%	.80%
Return on average tangible average equity(1)	12.55%	12.54%
Return on average tangible average assets(1)	.89%	.86%
Net interest margin	3.46%	3.54%
Efficiency ratio	64.25%	65.18%

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

A more detailed discussion of the operating results for the three and six months ended June 30, 2010 follows:

Comparison of the three months ended June 30, 2010 to the three months ended June 30, 2009:

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

Interest income for the second quarter of 2010 decreased to $10.9 million from $11.0 million in the second quarter of 2009.  Average interest-earning assets increased by $32.6 million from the second quarter of 2009; however, the yield on these assets decreased by 26 basis points.  The average balance on investment securities decreased $13.1 million quarter over quarter due to pay downs, maturities and sales in the portfolio, net of investment purchases.  Total average loans increased $49.5 million (7.0%) quarter over quarter.  Average commercial loans increased $69.6 million (13.8%), but the increase was partially offset by a decrease in the average balance of mortgage and consumer loans.  Average mortgage loans decreased $6.1 million, as the majority of new mortgage originations are sold in the secondary market and the portfolio continues to runoff.  Average consumer loans, including home equity loans, decreased $14.0 million, as consumers continue to borrow less during the economic recession.

Interest expense was $3.2 million for the second quarter, a decrease of $409 thousand from the second quarter of 2009 total of $3.6 million.  Average interest-bearing liabilities increased to $798.4 million in the second quarter of 2010 from an average balance of $776.9 million during the same period in 2009, an increase of $21.5 million.  The average cost of these liabilities decreased from 1.87% for the second quarter of 2009 to 1.62% for the same period in 2010.  Average interest-bearing deposits increased $40.3 million, due to increases in money management accounts ($58.5 million), but these increases were partially offset by decreases in certificates of deposit ($25.3 million). The cost of interest-bearing deposits decreased from 1.69% to 1.38%.  Securities sold under agreements to repurchase have decreased $8.2 million on average over the prior year quarter and the average rate has remained constant at .25%.   The average balance of long-term debt decreased by $10.7 million due to scheduled amortization and maturities on Federal Home Loan Bank of Pittsburgh (FHLB) advances.

The changes in the balance sheet and interest rates resulted in an increase in net interest income of $286 thousand to $7.6 million for the second quarter of 2010 compared to $7.4 million for the second quarter of 2009.  The Bank’s net interest margin decreased slightly from 3.49% to 3.48% in 2010.  The decrease in the net interest margin is due to the yield on interest-earning assets (mainly variable rate commercial loans) decreasing 26 basis points, while the yield on interest-bearing liabilities only decreased 25 basis points. An extended period of low market interest rates is likely to continue to reduce the net interest margin because liability rates can no longer be significantly reduced.

The following table shows a comparative analysis of average balances, asset yields and funding costs for the three months ended June 30, 2010 and 2009.  These components drive changes in net interest income.

	For the Three Months Ended June 30
	2010			2009
		Tax			Tax
	Average	Equivalent	Average	Average	Equivalent	Average
(Dollars in thousands)	balance	Interest	yield/rate	balance	Interest	yield/rate
Interest-earning assets
Federal funds sold and interest-bearing balances	$15,638	$10	0.26%	$19,397	$7	0.14%
Investment securities	138,202	1,344	3.89%	151,333	1,729	4.57%
Loans	754,882	9,746	5.15%	705,369	9,524	5.38%
Total interest-earning assets	$908,723	11,100	4.90%	$876,099	11,260	5.16%

Interest-bearing liabilities
Interest-bearing deposits	$640,405	2,204	1.38%	$600,068	2,535	1.69%
Securities sold under agreements to repurchase	63,993	40	0.25%	72,178	45	0.25%
Long-term debt	93,972	977	4.17%	104,639	1,050	4.02%
Total interest-bearing liabilities	$798,370	3,221	1.62%	$776,885	3,630	1.87%
Interest spread			3.28%			3.29%
Tax equivalent Net interest income/Net interest margin		7,879	3.48%		7,630	3.49%
Tax equivalent adjustment		(234)			(271)
Net interest income		$7,645			$7,359

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

Provision for Loan Losses

For the second quarter of 2010, the provision expense was $625 thousand versus $426 thousand for the same period in 2009.  For more information concerning loan quality and the allowance for loan losses, refer to the Loan discussion in the Financial Condition section.

Noninterest Income

For the three months ended June 30, 2010, noninterest income increased slightly by $73 thousand to $2.4 million, the same as in the second quarter of 2009.  Investment and trust service fees increased $145 thousand due to increases in nonrecurring income from estate fees. Loan service charges decreased $106 thousand, as the second quarter of 2009 total included a high volume of mortgage production fees from refinancing activity.  Mortgage banking fees decreased quarter over quarter due to a net impairment recovery of $143 thousand on mortgage servicing rights in 2009.  Deposit service charges decreased $60 thousand in the second quarter of 2010 due to a decrease in account analysis fees and a decrease in fees from the Bank’s overdraft protection program. New regulations effective July 1, 2010 require consumers to opt-in to overdraft protection programs. The affect of this new regulation on future overdraft fees is uncertain at this time.  Other service charges and fees, an increase in cash surrender value of life insurance and other income remained flat in the second quarter of 2010.  There were no other than temporary impairment charges recognized in the second quarter of 2010, versus $212 thousand on two equity securities in the same quarter in 2009.  The Corporation took gains of $20 thousand during the quarter ended June 30, 2010 versus gains of $42 thousand for the same period in 2009.

The following table presents a comparison of noninterest income for the three months ended June 30, 2010 and 2009:

	For the Three Months Ended
	June 30		Change
(Dollars in thousands)	2010	2009	Amount	%
Noninterest Income
Investment and trust services fees	$1,007	$862	$145	16.8
Loan service charges	272	378	(106)	(28.0)
Mortgage banking activities	11	118	(107)	(90.7)
Deposit service charges and fees	593	653	(60)	(9.2)
Other service charges and fees	351	339	12	3.5
Increase in cash surrender value of life insurance	166	160	6	3.8
Other	22	29	(7)	(24.1)
OTTI losses on securities	-	(212)	212	100.0
Less: Loss recognized in other comprehensive income (before taxes)	-	-	-	-
Net OTTI losses recognized in earnings	-	(212)	212	100.0
Securities gains, net	20	42	(22)	(52.4)
Total noninterest income	$2,442	$2,369	$73	3.1

Noninterest Expense

Noninterest expense for the second quarter of 2010 totaled $6.5 million compared to $7.0 million in the second quarter of 2009.  The increase in salaries and benefits was due to annual performance increases as well as increased health insurance costs.  Net occupancy expense and furniture and equipment expense remained flat, while advertising expense decreased $75 thousand due to the timing of various direct mail and production costs.  Legal and professional fees increased over the same period in 2009 due to expenses from litigation involving matters arising in the ordinary course of business and a special audit project.  The Pennsylvania bank shares tax expense and intangible amortization expense remained flat quarter over quarter.  FDIC insurance decreased $395 thousand as 2009 contained the FDIC special assessment expense of $449 thousand.  Other expenses decreased in 2010 as 2009 expenses contained a prepayment penalty of $86 thousand on a high-rate term loan from the FHLB and a write-down of leasehold improvements of $118 thousand from closing a branch location in 2009.

The following table presents a comparison of noninterest expense for the three months ended June 30, 2010 and 2009:

	For the Three Months Ended
(Dollars in thousands)	June 30		Change
Noninterest Expense	2010	2009	Amount	%
Salaries and benefits	$3,322	$3,126	$196	6.3
Net occupancy expense	496	476	20	4.2
Furniture and equipment expense	191	213	(22)	(10.3)
Advertising	343	418	(75)	(17.9)
Legal and professional fees	350	293	57	19.5
Data processing	502	435	67	15.4
Pennsylvania bank shares tax	152	143	9	6.3
Intangible amortization	114	117	(3)	(2.6)
FDIC insurance	288	683	(395)	(57.8)
Other	767	1,062	(295)	(27.8)
Total noninterest expense	$6,525	$6,966	$(441)	(6.3)

Income taxes

Federal income tax expense was $778 thousand for the second quarter of 2010 compared to $697 thousand in 2009.  The effective tax rate for the second quarter of 2010 was 26.5% and 29.8% for 2009.  All taxable income for the Corporation is taxed at a rate of 34%.

Comparison of the six months ended June 30, 2010 to the six months ended June 30, 2009:

Net Interest Income

  Interest income for the first half of 2010 was $21.8 million, $19 thousand less than the same period in 2009.  Average interest-earning assets increased by $53.3 million from the first half of 2009, however; the yield on these assets decreased by 33 basis points.  The average balance on investment securities decreased $8.3 million year over year due to pay downs, maturities and sales in the portfolio, net of investment purchases.  Total average loans increased $58.5 million (8.5%) year over year.  Average commercial loans increased $80.3 million, but the increase was partially offset by a decrease in the average balance of mortgage and consumer loans.  Average mortgage loans decreased $6.9 million, as the majority of new mortgage originations are sold in the secondary market and the portfolio continues to runoff.  Average consumer loans, including home equity loans, decreased $14.9 million, as consumers continue to borrow less during the economic recession.

Interest expense was $6.6 million for the first six months, a decrease of $633 thousand from the first six months of 2009 total of $7.2 million.  Average interest-bearing liabilities increased to $800.3 million from an average balance of $755.5 million during the same period in 2009, an increase of $44.8 million.  The average cost of these liabilities decreased from 1.93% to 1.66%.  Average interest-bearing deposits increased $69.0 million, due to increases in money management accounts ($51.4 million) while certificates of deposit decreased ($34.6 million), and the cost decreased from 1.76% to 1.43%.  Securities sold under agreements to repurchase have decreased $9.9 million on average over the prior year and the average rate has remained constant at .25%.   The average balance of long-term debt decreased by $11.0 million due to scheduled amortization and maturities on FHLB advances.

The changes in the balance sheet and interest rates resulted in an increase in net interest income of $614 thousand to $15.2 million for the first half of 2010 compared to $14.6 million for the first half of 2009.  The Bank’s net interest margin decreased from 3.54% in 2009 to 3.46% in 2010.  The decrease in the net interest margin is due to the yield on interest-earning assets (mainly variable rate commercial loans) decreasing 33 basis points, while the yield on interest-bearing liabilities only decreased 27 basis points. An extended period of low market interest rates is likely to continue to reduce the net interest margin because liability rates can no longer be significantly reduced.

The following table shows a comparative analysis of average balances, asset yields and funding costs for the six months ended June 30, 2010 and 2009.  These components drive changes in net interest income.

	For the Six Months Ended June 30
	2010			2009
		Tax			Tax
	Average	Equivalent	Average	Average	Equivalent	Average
(Dollars in thousands)	balance	Interest	yield/rate	balance	Interest	yield/rate
Interest-earning assets
Federal funds sold and interest-bearing balances	$13,137	$16	0.25%	$10,011	$7	0.14%
Investment securities	143,264	2,919	4.08%	151,594	3,563	4.70%
Loans	750,703	19,353	5.16%	692,160	18,779	5.43%
Total interest-earning assets	$907,104	22,288	4.95%	$853,765	22,349	5.28%

Interest-bearing liabilities
Interest-bearing deposits	$643,742	4,563	1.43%	$574,725	5,018	1.76%
Securities sold under agreements to repurchase	62,302	77	0.25%	72,238	90	0.25%
Short-term borrowings	111	-	0.64%	3,342	11	0.66%
Long-term debt	94,194	1,951	4.17%	105,215	2,105	4.03%
Total interest-bearing liabilities	$800,350	6,591	1.66%	$755,520	7,224	1.93%
Interest spread			3.29%			3.35%
Tax equivalent Net interest income/Net interest margin		15,697	3.46%		15,125	3.54%
Tax equivalent adjustment		(506)			(548)
Net interest income		$15,191			$14,577

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

Provision for Loan Losses

For the first half of 2010, the provision expense was $1.3 million versus $1.0 million for the same period in 2009.  For more information concerning loan quality and the allowance for loan losses, refer to the Loan discussion in the Financial Condition section.

Noninterest Income

For the six months ended June 30, 2010, noninterest income increased $181 thousand to $4.8 million, compared to $4.7 million for the first six months of 2009.  Investment and trust service fees increased $267 thousand due to increases in income from estate fees. Loan service charges decreased $184 thousand, as the first six months of 2009 total included a high volume of mortgage production fees from refinancing activity.  Mortgage banking fees remained flat year over year, while deposit service charges decreased $61 thousand due to a decrease in account analysis fees and a decrease in fees from the Bank’s overdraft protection program. New regulations effective July 1, 2010 require consumers to opt-in to overdraft protection programs. The affect of this new regulation on future overdraft fees is uncertain at this time. Other service charges and the increase in cash surrender value of life insurance remained flat in the first half of 2010.  Other noninterest income decreased $255 thousand year over year as 2009 included $279 thousand from the surrender of a life insurance policy.  Other than temporary impairment charges of $255 thousand were recognized in income on two debt securities in 2010, compared to $421 thousand on four equity securities in 2009.  The Corporation took securities gains of $268 thousand during the first half of 2010 versus gains of $54 thousand for the same period in 2009.

The following table presents a comparison of noninterest income for the six months ended June 30, 2010 and 2009:

	For the Six Months Ended
	June 30		Change
(Dollars in thousands)	2010	2009	Amount	%
Noninterest Income
Investment and trust services fees	$2,024	$1,757	$267	15.2
Loan service charges	469	653	(184)	(28.2)
Mortgage banking activities	81	91	(10)	(11.0)
Deposit service charges and fees	1,171	1,232	(61)	(5.0)
Other service charges and fees	677	641	36	5.6
Increase in cash surrender value of life insurance	332	324	8	2.5
Other	70	325	(255)	(78.5)
OTTI losses on securities	(689)	(421)	(268)	63.7
Less: Loss recognized in other comprehensive income (before taxes)	(434)	-	(434)	-
Net OTTI losses recognized in earnings	(255)	(421)	166	39.4
Securities gains, net	268	54	214	396.3
Total noninterest income	$4,837	$4,656	$181	3.9

Noninterest Expense

Noninterest expense for the first six months of 2010 totaled $13.2 million compared to $13.1 million in the first half of 2009.  The increase in salaries and benefits was due to increased health insurance costs, an accrual for a severance payment and annual performance increases.  Net occupancy expense increased in 2010 from the cost of snow removal.  Advertising expense decreased $79 thousand due to the timing of various direct mail and production costs, while legal and professional fees increased over the same period in 2009 due to expenses from litigation involving matters arising in the ordinary course of business and a special audit project.  The Pennsylvania bank shares tax expense and intangible amortization expense remained flat quarter over quarter.  FDIC Insurance decreased $334 thousand as the same period in 2009 contained $449 thousand of expense for the FDIC special assessment. Under recently passed legislation, the method of calculating FDIC insurance premiums will shift for a deposit base assessment to an asset based assessment. This changes is expected to result in a lower deposit assessment rate than under the current system.  Other expenses decreased in 2010, as the same period in 2009 contained a prepayment penalty of $86 thousand on a high-rate term loan from the FHLB and a write-down of leasehold improvements of $118 thousand from closing a branch location in the second quarter of 2009.

The following table presents a comparison of noninterest expense for the six months ended June 30, 2010 and 2009:

	For the Six Months Ended
(Dollars in thousands)	June 30		Change
Noninterest Expense	2010	2009	Amount	%
Salaries and benefits	$6,762	$6,279	$483	7.7
Net occupancy expense	1,019	956	63	6.6
Furniture and equipment expense	382	429	(47)	(11.0)
Advertising	655	734	(79)	(10.8)
Legal and professional fees	745	545	200	36.7
Data processing	879	836	43	5.1
Pennsylvania bank shares tax	308	288	20	6.9
Intangible amortization	229	234	(5)	(2.1)
FDIC insurance	580	914	(334)	(36.5)
Other	1,627	1,900	(273)	(14.4)
Total noninterest expense	$13,186	$13,115	$71	0.5

Income taxes

Federal income tax expense was $1.5 million for the first half of 2010 compared to $1.4 million in 2009.  The effective tax rate for the first six months of 2010 was 26.1% and 26.7% for 2009.  All taxable income for the Corporation is taxed at a rate of 34%.

Financial Condition

Summary:

At June 30, 2010, assets totaled $986.6 million, an increase of $7.2 million from the 2009 year-end balance of $979.4 million. Net loan growth has been strong, up $18.0 million; however, this growth was offset by a decrease in investment securities. Deposits are down $8.0 million. During the first half of 2010, approximately $32 million of short-term brokered CDs matured. This funding was not replaced and this more than offset core deposit growth during the first half of 2010.   Shareholders’ equity increased during the first six months as retained earnings increased approximately $2.0 million.

Investment Securities:

 The investment portfolio totaled $128.3 million at June 30, 2010, a decrease of $14.9 million since year-end 2009. During 2010, cash flows from maturing investments were used to fund loan growth and offset a slight decrease in deposits during the year.

The equity portfolio is comprised of bank stocks and the Bank and the Corporation each maintain separate equity investment portfolios.  The municipal bond portfolio is well diversified geographically and is comprised primarily of general obligation bonds with credit enhancements in the form of private bond insurance or other credit enhancements.  The Bank holds corporate bonds with a fair value $6.8 million with the majority of the bonds representing financial services companies. Included in the corporate bond portfolio are seven single issuer trust preferred bonds with a book value of $5.9 million and a fair value of $4.2 million. The majority of the mortgage-backed security portfolio is comprised of U.S. Government Agency products. However, the Bank has 7 private label mortgage backed securities with an amortized cost of $5.1 million and a fair value of $4.3 million.

The amortized cost and estimated fair value of investment securities available for sale as of June 30, 2010 and December 31, 2009 are:

(Amounts in thousands)		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
June 30, 2010	cost	gains	losses	value
Equity securities	$5,401	$65	$(1,444)	$4,022
U.S. Treasury securities and obligations of U.S.
Government agencies	22,723	414	(95)	23,042
Obligations of state and political subdivisions	40,852	1,186	(46)	41,992
Corporate debt securities	8,611	26	(1,787)	6,850
Mortgage-backed securities
Agency	46,726	1,408	(11)	48,123
Non-Agency	5,051	-	(786)	4,265
Asset-backed securities	81	-	(28)	53
	$129,445	$3,099	$(4,197)	$128,347

		Gross	Gross	Estimated
(Amounts in thousands)	Amortized	unrealized	unrealized	fair
December 31, 2009	cost	gains	losses	value
Equity securities	$5,400	$37	$(1,462)	$3,975
U.S. Treasury securities and obligations of U.S.
Government agencies	28,258	618	(161)	28,715
Obligations of state and political subdivisions	42,611	1,332	(62)	43,881
Corporate debt securities	9,603	-	(2,343)	7,260
Mortgage-backed securities
Agency	53,214	1,576	(47)	54,743
Non-Agency	5,947	-	(1,279)	4,668
Asset-backed securities	84	-	(38)	46
	$145,117	$3,563	$(5,392)	$143,288

At June 30, 2010, the investment portfolio contained 77 securities with $29.0 million of temporarily impaired fair value and $4.2 million in unrealized losses. This position is improved from year-end 2009 when there were 99 securities with an unrealized loss of $5.4 million, but slightly worse than the unrealized loss of  $3.9 million at the end of the first quarter. Of the total unrealized loss position, $2.7 million (53 securities) exists within the debt security portfolio.  Within this category, the corporate bond portfolio contains 9 securities with an unrealized loss of $1.8 million or 63% of the unrealized loss in the debt security portfolio.

For securities with an unrealized loss, Management applies a systematic methodology in order to perform an assessment of the potential for “other-than-temporary” impairment.  In the case of debt securities, investments considered for “other-than-temporary” impairment: (1) had a specified maturity or repricing date; (2) were generally expected to be redeemed at par, and (3) were expected to achieve a recovery in market value within a reasonable period of time. In addition, the Bank considers whether it intends to sell these securities or whether it will be forced to sell these securities before maturity. Accordingly, the impairments identified on debt securities and subjected to the assessment at June 30, 2010 were deemed to be temporary and required no further adjustment to the financial statements.

The following table reflects temporary impairment in the investment portfolio (excluding restricted stock), aggregated by investment category, length of time that individual securities have been in a continuous unrealized loss position and the number of securities in each category as of June 30, 2010 and December 31, 2009:

	June 30, 2010
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Amounts in thousands)	Value	Losses	Number	Value	Losses	Number	Value	Losses	Number

Equity securities	$1,840	$(287)	2	$1,796	$(1,157)	22	$3,636	$(1,444)	24
U.S. Treasury securities and obligations of U.S. Government agencies	76	-	2	9,654	(95)	20	9,730	(95)	22
Obligations of state and political subdivisions	2,528	(31)	7	292	(15)	1	2,820	(46)	8
Corporate debt securities	-	-	-	6,096	(1,787)	9	6,096	(1,787)	9
Mortgage-backed securities
Agency	1,727	(9)	3	699	(2)	1	2,426	(11)	4
Non-Agency	-	-	-	4,265	(786)	7	4,265	(786)	7
Asset-backed securities	-	-	-	53	(28)	3	53	(28)	3
Total temporarily impaired securities	$6,171	$(327)	14	$22,855	$(3,870)	63	$29,026	$(4,197)	77

	December 31, 2009
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Amounts in thousands)	Value	Losses	Number	Value	Losses	Number	Value	Losses	Number

Equity securities	$2,343	$(395)	7	$1,494	$(1,067)	21	$3,837	$(1,462)	28
U.S. Treasury securities and obligations of U.S.
Government agencies	63	-	3	13,411	(161)	27	13,474	(161)	30
Obligations of state and political subdivisions	1,843	(41)	6	285	(21)	1	2,128	(62)	7
Corporate debt securities	622	(1)	5	6,537	(2,342)	10	7,159	(2,343)	15
Mortgage-backed securities
Agency	10,812	(47)	9	-	-	-	10,812	(47)	9
Non-Agency	-	-	-	4,668	(1,279)	7	4,668	(1,279)	7
Asset-backed securities	-	-	-	46	(38)	3	46	(38)	3
Total temporarily impaired securities	$15,683	$(484)	30	$26,441	$(4,908)	69	$42,124	$(5,392)	99

The loss in the corporate bond portfolio ($1.8 million) is concentrated in trust-preferred securities with an unrealized loss of $1.7 million.  Trust preferred securities are typically issued by a subsidiary grantor trust of a bank holding company, which uses the proceeds of the equity issuance to purchase debt issued by the bank holding company.  Trust-preferred securities can reflect single entity issues or a group of entities (pooled trust preferred). Pooled trust preferred securities have been the subject of significant write-downs due in some cases from the default of one issuer in the pool that then impairs the entire pool. Because of the current financial conditions, most trust preferred securities have realized a significant decline in value, but market prices have continued to improve since the end of 2009. All of the Bank’s issues are variable rate notes from companies that received money (and in some cases paid back) from the Troubled Asset Relief Program (TARP), continue to pay dividends and have raised capital.  The holdings and ratings of the trust-preferred securities include issues from: BankAmerica (Baa3), JP Morgan (A2), Wells Fargo (Wachovia and Corestates) (Baa2) and Huntington Bancshares (Ba1). At June 30, 2010, the Bank believes it will be able to collect all interest and principal due on these bonds and no other-than-temporary-impairment charges were recorded. During the second quarter, the Bank sold one corporate bond at a loss of $6 thousand.  The following table provides additional detail about the Bank’s trust preferred securities:

Trust Preferred Securities
June 30, 2010
(Dollars in thousands)

Deal Name	Single Issuer or Pooled	Class	Amortized Cost	Estimated Fair Value	Gross Unrealized Gain (Loss)	Lowest Credit Rating Assigned	Number of Banks currently Performing	Deferrals and Defaults as % of Original Collateral	Expected Deferral/ Defaults as a Percentage of Remaining Performing Collateral

Huntington Cap Trust	Single	Preferred Stock	$926	$595	$(331)	Ba1	1	None	None
Huntingtn Cap Trust II	Single	Preferred Stock	870	565	(305)	Ba1	1	None	None
BankAmerica Cap III	Single	Preferred Stock	954	673	(281)	Baa3	1	None	None
Wachovia Cap Trust II	Single	Preferred Stock	272	230	(42)	Baa2	1	None	None
Corestates Captl Tr II	Single	Preferred Stock	921	619	(302)	Baa1	1	None	None
Chase Cap VI JPM	Single	Preferred Stock	955	779	(176)	A2	1	None	None
Fleet Cap Tr V	Single	Preferred Stock	970	732	(238)	Baa3	1	None	None
			$5,868	$4,193	$(1,675)

The largest unrealized loss in the mortgage-backed security (MBS) portfolio is in the non-agency private label “Alt-A” sector. Alt-A loans are first-lien residential mortgages that generally conform to traditional credit guidelines; however, loan factors such as the loan-to-value ratio, loan documentation, occupancy status or property type cause these loans not to qualify for standard underwriting programs. The Alt-A product in the Bank’s portfolio is comprised of fixed-rate products that were originated between 2003 and 2006 and were all originally rated AAA. The bonds issued in 2006, during the height of the real estate market, appear to be experiencing the highest delinquency and loss rates. The Bank’s Alt-A investments continue to experience rating declines and some experienced an increase in delinquencies and default rates, and a weakening of the underlying credit support.  All of these bonds, except one, have some type of credit support tranche that will absorb any loss prior to losses at the senior tranche held by the Bank. At June 30, 2010, the bond ratings ranged from CCC to AAA, and credit support levels ranged from 0% to 13.03%.

The Bank monitors the performance of the Alt-A investments on a regular basis and reviews delinquencies, default rates, credit support levels and various cash flow stress test scenarios. In determining the credit related loss, Management considers all principal past due 60 days or more as a loss. If additional principal moves beyond 60 days past due, it will also be considered a loss. As a result of the first quarter analysis on the private label MBS portfolio, it was determined that two bonds contained losses that were considered other-than-temporary. Management determined $255 thousand was credit related and therefore, recorded an impairment charge of $255 thousand in earnings during the first quarter of 2010.  The same review process was conducted for the second quarter of 2010 and no additional impairment charges were required.

The market for private label MBS continues to be weak and Management believes that this factor accounts for a portion of the unrealized losses that is not attributable to credit issues. Management will continue to monitor these securities and it is possible that additional write-downs may occur in 2010 if current loss trends continue.

The following table provides additional detail about private label mortgage-backed securities:

Private Label Mortgage Backed Securities
June 30, 2010
(Dollars in thousands)				Gross
	Orgination	Amortized	Fair	Unrealized	Collateral	Current	Credit	OTTI
Decscription	Date	Cost	Value	Gain (Loss)	Type	Rating	Support %	Charges
RALI 2003-QS15 A1	8/1/2003	$715	$694	$(21)	ALT A	Aa2	11.29	$-
RALI 2004-QS4 A7	3/1/2004	666	652	(14)	ALT A	AAA	13.03	-
MALT 2004-6 7A1	6/1/2004	780	650	(130)	ALT A	AAA	10.52	-
RALI 2005-QS2 A1	2/1/2005	730	608	(121)	ALT A	B	7.70	-
RALI 2006-QS4 A2	4/1/2006	1,044	756	(288)	ALT A	Caa2	0.68	142
GSR 2006-5F 2A1	5/1/2006	544	479	(65)	Prime	CCC	4.64	-
RALI 2006-QS8 A1	7/28/2006	572	426	(146)	ALT A	Caa2	0.00	113
		$5,051	$4,265	$(786)				$255

The following table represents the cumulative credit losses on securities recognized in earnings as of June 30, 2010.

Six Months
Ended
June 30, 2010
Balance of cumulative credit losses on securities, January 1, 2010	$-

Additions for credit losses recorded which were not previously
recognized as components of earnings	255

Balance of cumulative credit losses on securities, June 30, 2010	$255

 The Corporation and the Bank each have a portfolio of equity securities that are concentrated in bank stocks.  The stocks represent a mix of community, large regional and national bank stocks with a fair value of $4.0 million at June 30, 2010.   Unrealized losses on equity securities totaled $1.4 million, falling back to virtually the 2009 year-end level, after showing an improvement at the end of the first quarter.  Equity securities are assessed for other-than-temporary impairment based on the length of time of impairment, dollar amount of the impairment and general market and financial conditions relating to specific issues.  Management’s review of the equity portfolio determined that no other-than-temporary impairment charges were required.

The Bank held $6.5 million of restricted stock at June 30, 2010.  Except for $30 thousand, this investment represents stock in the FHLB, which the Bank is required to hold to be a member of FHLB, and is carried at cost of $100 per share.  In December 2008, FHLB announced it would suspend its cash dividend and the repurchase of excess capital stock from its members due to deterioration in its financial condition. At June 30, 2010, the Bank held approximately $708 thousand in excess FHLB stock that it would not have been required to hold prior to the suspension of the stock repurchase program. During the second quarter, the FHLB announced an amended capital plan effective July 1, 2010 that changes the capital stock calculation and therefore, the amount of capital stock the Bank is required to hold. The above amount of excess stock reflects this change.  FHLB stock is evaluated for impairment primarily based on an assessment of the ultimate recoverability of its cost. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support it operations.  There is not a public market for FHLB stock and the benefits of FHLB membership (e.g., liquidity and low cost funding) add value to the stock beyond purely financial measures. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment.

Loans:

Net loans have increased $18.0 million since year-end.  Residential real estate loans have increased by $1.9 million.  Mortgages, home equity loans and lines of credit have decreased approximately $6 million, while commercial loans for residential real estate 1-4 families has increased approximately $8 million.  Residential real estate construction remained flat period over period with an ending balance of $84.8 million.  This amount is comprised of $1.7 million in loans to individuals to build their own homes and $83.1 million in loans to developers to construct residential homes for sale.  This compares with $1.8 million to individuals and $82.8 million to developers at year-end.  The Bank expects its mortgage and home equity portfolios to decrease as the majority of new mortgages are sold and there is less demand from consumers for home equity loans as the equity in their homes has decreased and consumers are less willing to borrow money.

Commercial lending activity continues to be strong and these balances have increased approximately $18.7 million since year-end. Commercial real estate loans have increased $8.9 million during the year.  Commercial, industrial and agricultural loans increased $9.8 million, primarily the result of loans to commercial customers to fund business operations (approximately $3.0 million) and loans to local municipalities (approximately $4.9 million).  During the first half of 2010, the Bank purchased $3.1 million of loan participations, $1.5 million included in commercial real estate and $1.4 million included in residential real estate construction.  The Bank expects the amount of commercial loan participations available for purchase in 2010 will be less than the $45.2 million purchased in 2009 as a result of a general slow down in commercial business activity.

Consumer loans have decreased by approximately $2.0 million, much of the decrease occurring in the indirect lending portfolio.  The Bank’s indirect lending portfolio is approximately $10 million, down from approximately $13 million at year-end.  With the Bank’s decision to exit this line of business in the first quarter of 2010, as well as the unwillingness of consumers to increase their debt, the consumer portfolio will continue to run-down.

The following table presents a summary of loans outstanding, by primary collateral, at:

			Change
(Amounts in thousands)	June 30, 2010	December 31, 2009	Amount	%
Residential Real Estate 1-4 Family
First liens	$145,604	$142,330	$3,274	2.3
Junior liens and lines of credit	60,134	61,460	(1,326)	(2.2)
Total	205,738	203,790	1,948	1.0
Residential real estate - construction	84,820	84,649	171	0.2
Commercial, industrial and agricultural real estate	292,762	283,839	8,923	3.1
Commercial, industrial and agricultural	153,858	144,035	9,823	6.8
Consumer	21,233	23,250	(2,017)	(8.7)
	758,411	739,563	18,848	2.5
Less: Allowance for loan losses	(9,751)	(8,937)	(814)	9.1
Net Loans	$748,660	$730,626	$18,034	2.5

Included in the loan balances are the following:
Net unamortized deferred loan costs	$575	$589
Unamortized discount on purchased loans	$(257)	$(286)

Loans pledged as collateral for borrowings and commitments from:
FHLB	$353,156	$360,621
Federal Reserve Bank	115,542	122,723
	$468,698	$483,344

Loan Quality:

Management monitors loan asset quality by continually reviewing four measurements: (1) watch list loans, (2) delinquent loans (primarily nonaccrual loans and loans past due 90 days or more), (3) foreclosed real estate (commonly referred to as other real estate owned or “OREO”), and (4) net-charge-offs.  Management compares trends in these measurements with the Corporation’s internally established targets, as well as its national peer group’s average measurements.

Watch list loans are adversely criticized/classified loans where borrowers are experiencing weakening cash flow and may be paying loans with alternative sources of cash, for example, savings or the sale of unrelated assets.  If this continues, the Corporation has an increasing likelihood that it will need to liquidate collateral for repayment.  Watch list loans include loans that may or may not be delinquent, and loans that may or may not be considered impaired, as well as potential problem loans. Potential problem loans are loans representing borrowers that may or may not be able to comply with current loan terms, but exclude loans that are 90 days or more past due and nonaccrual loans. Potential problem loans were $28.1 million at June 30, 2010.  Management emphasizes early identification and monitoring of these loans to proactively minimize any risk of loss.

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

Loan quality, as measured by nonperforming loans, continued to deteriorate as nonperforming loans increased from $18.3 million at year-end 2009, to $19.4 million at March 31, 2010 and $20.3 million at June 30, 2010. As a result, the nonperforming loan ratio increased slightly from 2.47% at the end of 2009 to 2.67% at June 30, 2010. The addition of one residential real estate construction loan ($3.4 million) during the second quarter and an increase in residential real estate loans ($657 thousand) over the six-month period contributed to the increase in nonaccural loans since year-end.  Likewise, consumers continue to struggle with the lingering effects of the recession as overall residential mortgage delinquencies continue to increase. Management expects the trend of increasing delinquencies to continue during 2010.

The following table presents a summary of nonperforming assets:

(Dollars in thousands)	6/30/2010	12/31/2009

Nonaccrual loans
Residential Real Estate 1-4 Family
First Liens	$1,002	$345
Junior Liens and Lines of Credit	122	-
Total	1,124	345
Residential Real Estate - Construction	7,217	4,040
Commercial, Industrial and Agricultural Real Estate	6,214	5,654
Commercial, Industrial and Agricultural	126	124
Consumer	16	30
Total nonaccrual loans	$14,697	$10,193

Loans past due 90 days or more and not included above
Residential Real Estate 1-4 Family
First Liens	$1,336	$3,060
Junior Liens and Lines of Credit	423	494
Total	1,759	3,554
Residential Real Estate - Construction	2,417	1,426
Commercial, Industrial and Agricultural Real Estate	815	1,926
Commercial, Industrial and Agricultural	413	960
Consumer	162	195
Total loans past due 90 days or more and still accruing	5,566	8,061
Total nonperforming loans	20,263	18,254
Repossessed assets	-	18
Foreclosed real estate	229	642
Total nonperforming assets	$20,492	$18,914

Nonperforming loans to total gross loans	2.67%	2.47%
Nonperforming assets to total assets	2.08%	1.93%
Allowance for loan losses to nonperforming loans	48.12%	48.96%

Impaired loans	$25,194	$18,123
Impaired loans with an allowance for loss	$21,482	$12,833
Allowance for loss on impaired loans	$5,792	$4,890

Troubled debt restructurings	$667	$-

The majority of the nonaccrual loan balance is comprised of five loan relationships totaling $12.7 million. The following table provides additional information on the most significant nonaccrual accounts:

Significant Nonaccrual Loans
June 30, 2010

(Dollars in thousands)
	Orgin.		ALL	Nonaccrual
	Date	Balance	Reserve	Date	Collateral	Location

Borrower 1
Construction and land development	2006	$2,944	$1,095	2009	1st lien residential building lots	PA
1 -4 family residential property					2nd & 3rd lien single family residential	MD
					rental property
Borrower 2
Agricultural	2004 - 2006	1,695	181	2009	1st and 2nd lien on agricultural real estate,	PA
4 separate notes					farm equipment, livestock and a 70% FSA
					guarantee on a $381 note

Borrower 3
Manufacturing	2009	3,814	2,121	2009	1st lien commercial real estate, equipment	PA
3 separate notes					and other business assets

Borrower 4
Construction and land development	2006	861	324	2008	1st lien raw land	MD
1 -4 family residential property					Residential building lots and raw land	DE
2 separate notes

Borrower 5
Construction and land development	2007 - 2009	3,412	341	2010	Joint and several liability of principals	N/A
1 -4 family residential property
18 separate notes

		$12,726	$4,062

Four of these relationships (borrowers 1 – 4) remained relatively unchanged from year-end. These loans include two residential real estate development loans ($3.8 million) one manufacturing loan ($3.8 million) and one agricultural loan ($1.7 million). These loans are all secured, in part, by some type of real estate collateral. In addition, specific reserves have been established against these loans to cover 100% of estimated losses. Management continues to pursue numerous workout options on these credits in an effort to minimize any loss.

Borrower 5 is new to nonaccrual status during the second quarter. This borrower is in the business of providing interim construction financing, primarily for modular homes. The Bank is one of a number of financial institutions that have separately provided financing for this business. Despite filing for bankruptcy at the end of the first quarter of 2010, the account was current and performing until it was placed on nonaccrual status in the second quarter.  The Bank has joint and several liability against the principals of the business who have substantial net worth. As part of the bankruptcy process, the principal has petitioned the court for permission to invest cash in the business. In addition, several other banks, in an effort to improve their collateral position have proposed a new financing package, which if approved by the bankruptcy court, would payoff the Bank’s position.  Based upon Management’s assessment of the bankruptcy plan and the principals’ personal net worth, it believes that the Bank’s loss will be limited. The Bank is uncertain when the bankruptcy plan and new financing may be approved and it continues to monitor its risk of loss on this account.

The balance of loans 90 days or more past due and still accruing has declined since year-end 2009 as loans have moved to nonaccrual status. Residential real estate construction is the only loan category to show an increase over year-end.  This increase is the result of one loan  ($959 thousand) that matured and was up for renewal and moved beyond 90 days past due as a result of the maturity date and a temporary delay in renewing the loan.  Subsequent to quarter end, this credit was reviewed and renewed with market terms. The Bank holds $229 thousand of foreclosed real estate, comprised of one loan secured by residential real estate and one loan secured by several residential building lots.

The following table provides additional information on the foreclosed real estate:

Foreclosed Real Estate
June 30, 2010

(Dollars in thousands)	Date
	Acquired	Balance	Collateral	Location

Property 1	2009	$91	4 residential building lots	PA
Property 2	2009	138	Residential property	PA
		$229

A loan is considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all interest and principal payments due according to the originally contracted terms of the loan agreement. Impaired loans totaled $21.3 million at June 30, 2010. Additional information on impaired loans is included in the nonperforming loan table.

A loan is considered a troubled debt restructuring if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider.  The Bank has one loan classified as a troubled debt restructuring for $667 thousand.  The loan is currently in compliance with its modified terms.  The bank has not performed any type of loan workout where it has restructured an existing loan into multiple new loans.

Management continually monitors the status of nonperforming loans, the value of any collateral and potential of risk of loss.

Allowance for Loan Losses:

Management performs a monthly evaluation of the adequacy of the allowance for loan losses.  Consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, borrowers’ actual or perceived financial and managerial strengths, the adequacy of the underlying collateral (if collateral dependent) and other relevant factors. It is Management’s general practice to obtain a new appraisal or asset valuation for any loan that it has rated as substandard or higher, including nonaccrual. Management, at its discretion, may determine that additional adjustments to the appraisal or valuation are required.  Valuation adjustments will be made as necessary based on other factors, including, but not limited to the economy, deferred maintenance, industry, type of property/equipment etc and the knowledge Management has about a particular situation. In addition, the cost to sell or liquidate the collateral is also estimated when determining the realizable value to the Bank.

Certain factors involved in the evaluation are inherently subjective, as they require material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans.

The analysis for determining the ALL is consistent with guidance set forth in generally accepted accounting principals (GAAP) and the Interagency Policy Statement on the Allowance for Loan and Lease Losses. The analysis has two components, specific and general allocations. The specific component addresses specific reserves established for impaired loans. A loan is considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all interest and principal payments due according to the originally contracted terms of the loan agreement.  Expected cash flow or collateral values discounted for market conditions and selling costs are used to establish specific allocations.

The general component addresses the reserves established for pools of homogenous loans. The general component includes a quantitative and qualitative analysis.  The quantitative analysis includes the Bank’s historical loan loss experience (weighted towards most recent periods) and other factors derived from economic and market conditions that have been determined to have an affect on the probability and magnitude of a loss. The qualitative analysis utilizes a risk matrix that incorporates qualitative and environmental factors such as: loan volume, management, nonperforming loans, loan review process, credit concentrations, competition, and legal and regulatory issues. Input for these factors is determined on the basis of Management’s observation, judgment and experience.  As a result of this input, additional loss percentages are assigned to each pool of loans.

Management monitors the adequacy of the allowance for loan losses on an ongoing basis and reports its adequacy quarterly to the Credit Risk Oversight Committee of the Board of Directors. Management believes that the ALL at June 30, 2010 is adequate.

During the first six months of 2010, $1.3 million was added to the allowance of loan losses (ALL) thorough the provision for loan losses expense.  The provision expense was $1.0 million for the same period in 2009.  For the first six months of 2010, the net increase in the ALL was $814 thousand. Management has continued to add to the ALL to account for continued loan growth and increasing delinquency levels.  The ALL as a percentage of loans increased to 1.29% at June 30, 2010 from 1.21% at the December 31, 2009.

The following table presents an analysis of the allowance for loan losses:

			Twelve Months
	Six Months Ended		Ended
	June 30		12/31/2009
(Dollars in thousands)	2010	2009

Balance at beginning of year	$8,937	$7,357	$7,357
Charge-offs:
Residential Real Estate 1-4 Family
First Liens	-	-	-
Junior Liens and Lines of Credit	(126)	(94)	(94)
Total	(126)	(94)	(94)
Residential real estate - construction	-	-	(724)
Commercial, Industrial and Agricultural Real Estate	(115)	-	(63)
Commercial, Industrial and Agricultural	(102)	(200)	(567)
Consumer	(214)	(322)	(681)
Total charge-offs	(557)	(616)	(2,129)

Recoveries:
Residential Real Estate 1-4 Family
First Liens	9	15	25
Junior Liens and Lines of Credit	1	-	-
Total	10	15	25
Residential real estate - construction	-	-	-
Commercial, Industrial and Agricultural Real Estate	-	-	-
Commercial, Industrial and Agricultural	45	58	62
Consumer	66	97	184
Total recoveries	121	170	271
Net charge-offs	(436)	(446)	(1,858)
Provision for loan losses	1,250	1,019	3,438
Balance at end of year	$9,751	$7,930	$8,937

Ratios:
Annualized net loans charged-off as a percentage
of average loans	0.12%	0.13%	0.26%
Net loans charged-off as a percentage of the
provision for loan losses	34.88%	43.77%	54.04%
Allowance as a percentage of loans	1.29%	1.13%	1.21%

Charged-off loans usually result from: (1) a borrower being legally relieved of loan repayment responsibility through bankruptcy, (2) insufficient collateral sale proceeds to repay a loan; or (3) the borrower and/or guarantor does not own other marketable assets that, if sold, would generate sufficient sale proceeds to repay a loan.

The Bank recorded net loan charges-off of $436 thousand compared to $446 thousand in the first half of 2009.   The annualized net loan charge-off ratio of ..12% is only slightly better than the 2009 six-month ratio of .13%, but is approximately half of the ratio of .26% for all of 2009.

Other Assets:

Other intangible assets are comprised of a core deposit intangible and a customer list and are being amortized over the estimated useful life of the asset.

Deposits:

Total deposits decreased $8.0 million during the first six months of 2010 to $730.4 million. Non-interest bearing deposits increased $12.6 million, while savings and interest-bearing checking deposits increased $33.4 million and time deposits decreased $54.1 million. The majority of the increase in non-interest bearing accounts came in commercial checking accounts ($8 million) and retail checking accounts ($3 million).   The Bank’s Money Management product increased $29.6 million due in part to a promotion in selected markets and higher consumer savings levels.  Retail time deposits decreased since year-end, as customers moved funds to more liquid accounts, while brokered CDs declined approximately $32 million due to short-term funding maturing in the first half of 2010.  As of June 30, 2010, the Bank had $19.9 million in CDARS reciprocal deposits included in brokered time deposits.

The following table presents a summary of deposits outstanding at:

			Change
(Amounts in thousands)	6/30/2010	12/31/2009	Amount	%
Demand, noninterest-bearing	$90,324	$77,675	$12,649	16.3

Interest-bearing checking	98,237	97,636	601	0.6
Savings:
Money market accounts	273,236	243,600	29,636	12.2
Passbook and statement savings	50,198	46,986	3,212	6.8
Total savings and interest checking	421,671	388,222	33,449	8.6

Time deposits:
Less than $100,000	131,704	144,762	(13,058)	(9.0)
$100,000 and over	53,284	62,576	(9,292)	(14.8)
Brokered time deposits:
Less than $100,000	13,838	21,226	(7,388)	(34.8)
$100,000 and over	19,536	43,904	(24,368)	(55.5)
Total time deposits	218,362	272,468	(54,106)	(19.9)

Total deposits	$730,357	$738,365	$(8,008)	(1.1)

Overdrawn deposit accounts reclassified as loan balances	$188	$183

Borrowings:

The balance of securities sold under agreements to repurchase, which are accounted for as collateralized financings, increased $12.8 million from year-end and the long-term debt from the FHLB decreased $892 thousand due to scheduled amortization and maturities.

Shareholders’ Equity:

Total shareholders’ equity increased $2.4 million to $81.2 million at June 30, 2010, compared to $78.8 million at the end of 2009.  The increase in retained earnings from the Corporation’s net income of $4.1 million was partially offset by the cash dividend of $2.1 million. The increase of $79 thousand in accumulated other comprehensive loss is mainly the result of a decline in the market value of derivatives.  The Corporation’s dividend payout ratio of 50.5%, is less than the 55.3% ratio for the first six months of 2009 and the total payout ratio of 62.9% in 2009.  As capital levels become increasingly important during this difficult economic period, the Corporation decided to maintain its current dividend rate for the first three quarters of 2010 as a sign of confidence to its shareholders. Management views the dividend payout as a critical piece of its capital management plan.  Additionally, the Corporation is currently exploring other sources of capital as part of its capital management plan for the Corporation and the Bank.  The Corporation did not repurchase any shares of the Corporation’s common stock during the first six months of 2010.

Capital adequacy is currently defined by regulatory agencies through the use of several minimum required ratios.  At June 30, 2010, the Corporation was well capitalized as defined by the banking regulatory agencies.  Regulatory capital ratios for the Corporation and the Bank are shown below:

			Regulatory Ratios
				Well Capitalized
	June 30, 2010	December 31, 2009	Minimum	Minimum
Total Risk Based Capital Ratio (1)
Franklin Financial Services Corporation	11.11%	10.89%	8.00%	n/a
Farmers & Merchants Trust Company	10.65%	10.45%	8.00%	10.00%

Tier 1 Capital Ratio (2)
Franklin Financial Services Corporation	9.87%	9.69%	4.00%	n/a
Farmers & Merchants Trust Company	9.40%	9.25%	4.00%	6.00%

Leverage Ratio (3)
Franklin Financial Services Corporation	7.73%	7.50%	4.00%	n/a
Farmers & Merchants Trust Company	7.35%	7.13%	4.00%	5.00%

(1)Total risk-based capital / total risk-weighted assets, (2)Tier 1 capital / total risk-weighted assets, (3) Tier 1 capital / average quarterly assets

Economy

The Corporation’s primary market area includes Franklin, Fulton, Cumberland and Huntingdon County, PA.  This area is diverse in demographic and economic makeup.  County populations range from a low of approximately 15,000 in Fulton County to over 230,000 in Cumberland County.  At June 30, 2010, the unemployment rate for Pennsylvania was 9.1% and the national rate was 9.5%, while the unemployment rate in the Corporation’s market area ranged from 7.8% in Cumberland County to 12.3% in Fulton County.  The unemployment rates for the Bank’s market area have increased over the last three years along with state and national rates.

As the recession negatively affected unemployment numbers, it also resulted in a slow down in building permits and housing prices.  The largest decline in building permits and housing prices over the last three years occurred in 2009, but building permits have rebounded slightly in 2010 when compared to 2009.  Recent statistics from the Federal Reserve show that the national rate of residential mortgages 90 days or more past due is 5.6% compared to rates ranging from 2.0% to 3.7% in the Corporation’s market area.  The Bank’s ratio of first lien residential mortgages past due 90 days or more is .92%.

The following table presents economic data:

Economic Data

	6/30/2010	12/31/2009
Unemployment Rate (seasonally adjusted)
Market area range (1)	7.8 - 12.3%	6.8 - 14.4%
Pennsylvania	9.1%	8.1%
United States	9.5%	9.3%

Housing Price Index - year over year change
PA, nonmetropolitan statistical area	-4.4%	-3.3%
United States	-6.8%	-4.4%

Franklin County Building Permits - year over year change
Residential, estimated	5.2%	-30.0%
Multifamily, estimated	8.4%	-38.9%

Mortgage Delinquency
Market area range (1)	2.2 - 3.9%	2.0 - 3.7%
National	5.70%	5.60%

(1) Franklin, Cumberland, Fulton and Huntingdon Counties

Unlike many companies, the assets and liabilities of the Corporation are financial in nature. As such, interest rates and changes in interest rates may have a more significant effect on the Corporation’s financial results than on other types of industries. Because of this, the Corporation watches the actions of the Federal Reserve Open Market Committee (FOMC) as it makes decisions about interest rate changes. The Fed continued to hold the fed funds target rate steady at .25% in the first half of 2010.  The effort by the Federal Reserve to reduce short-term rates has had a negative effect on the Corporation’s net interest margin.  If rates continue to remain low, it is unlikely that the net interest margin will improve significantly in 2010.

Regulatory Issues

On July 21, 2010, the President signed the Dodd-Frank Wall Street Reform and Consumer Protection Act. This legislation is one of the most comprehensive reform bills ever introduced to the financial services industry. Financial service providers from small community banks to the largest Wall Street firms will be affected by this legislation. Many of aspects of this Act will take effect over several years and the Corporation is still reviewing the details of the Act. At this time, it is difficult to predict the extent to which the Act will affect the Corporation. However, it is likely that the Act will impose a greater regulatory burden on the Corporation and increase its cost of compliance.

Some of the provisions included in the Act that are likely to affect the Corporation are:

•
The Consumer Financial Protection Bureau (CFPB) has been created to set rules and regulations regarding consumer lending activities.  Banks with less than $10 billion in assets are exempt from examination by the CFPB, but the CFPB can require community banks to submit any information it requests for review.  The CFPB will also require new disclosure requirements for all banks.

•	FDIC assessments will be based on bank assets rather than domestic deposits.
•	FDIC insurance limits have been permanently increased to $250,000.
•	Unlimited deposit insurance coverage for noninterest bearing transactions accounts has been extended for two years through the Transaction Account Guarantee program.
•	New trust preferred securities issued by bank holding companies no longer qualify as Tier 1 capital.
•	Loan originators must now retain 5% of any loan they sell or securitize, except for mortgages that meet low-risk standards, yet to be developed.
•
The Federal Reserve is directed to set interchange rates for debit-card issuers with more than $10 billion in assets that are directly related to the cost of providing the service. The affect of this price-control is expected to flow down to community banks in the form of lower interchange fees. Merchants may now set a minimum transaction amount for the use of debit or credit cards.

•	Shareholders of publicly traded community banks must be given a non-binding vote on executive compensation.

The Federal Reserve Board implemented new rules that prohibit financial institutions from charging consumers fees for paying overdrafts on automated teller machine (ATM) and one-time debit card transactions, unless a consumer consents, or opts-in, to the overdraft service for those types of transactions. The new rules are effective July 1, 2010 for accounts opened after this date and effective August 15, 2010 for accounts opened prior to July 1, 2010.

These new rules could result in a reduction of overdraft fee income if a significant number of consumers choose not to opt-in to the overdraft service. During the second quarter, the Bank undertook an aggressive process to notify consumers of this change and to encourage them to consent to the overdraft service so that their current overdraft protection benefit will continue to function as they are accustomed to. The Bank is pleased with the level of opt-in responses it has received, but it is still uncertain as to the affect that this rule change could have on fee income.

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

Historically, the Corporation has satisfied its liquidity needs from earnings, repayment of loans and amortizing investment securities, maturing investment securities, loan sales, deposit growth and its ability to access existing lines of credit.  All investments are classified as available for sale; therefore, securities that are not pledged as collateral for borrowings are an additional source of readily available liquidity, either by selling the security or, more preferably, to provide collateral for additional borrowing.  At June 30, 2010, the Bank had approximately $118 million of its investment portfolio pledged as collateral.  Another source of liquidity for the Bank is a line of credit with the FHLB.  The FHLB system has always been a major source of funding for community banks. The capital level of the FHLB, and the entire FHLB system, has been strained due to the declining value of mortgage related assets. The FHLB has implemented steps to improve its capital position that included a suspension of its dividend and an end to its practice of redeeming members’ stock. Both of these actions are not favorable to the Bank. There are no indicators that lead the Bank to believe the FHLB will discontinue its lending function. If that were to occur, it would have a negative effect on the Bank and it is unlikely that the Bank could replace the level of FHLB funding in a short time. Another action that may be considered by FHLB to increase its capital is to have a capital call on its member banks. This would require the member banks to invest more capital into the FHLB when most banks would prefer not make such an investment.  At June 30, 2010, the Bank had approximately $95 million available on this line of credit.

In addition, the Bank has $26 million in unsecured lines of credit at three correspondent banks and approximately $73 million in funding available at the Federal Reserve Discount Window.  The Bank also has the ability to access other funding sources including wholesale borrowings and brokered CDs.  The Bank’s ability to access brokered CDs could be negatively affected if its capital level was to fall below “well capitalized.”

Off Balance Sheet Commitments and Contractual Obligations

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk.  These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments.  Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation.  Unused commitments and standby letters of credit totaled $196.9 million and $219.1 million, respectively, at June 30, 2010 and December 31, 2009.

The Corporation has entered into various contractual obligations to make future payments.  These obligations include time deposits, long-term debt, operating leases, deferred compensation and pension payments.  These amounts have not changed materially from those reported in the Corporation’s 2009 Annual Report on Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the Corporation’s exposure to market risk during the three months ended June 30, 2010. For more information on market risk refer to the Corporation’s 2009 Annual Report on Form 10-K.

Item 4.	Controls and Procedures

Evaluation of Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2010, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Changes in Internal Controls

There were no changes during the six months ended June 30, 2010 in the Corporation’s internal control over financial reporting which materially affected, or which are reasonably likely to affect, the Corporation’s internal control over financial reporting.

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

Item 1A. Risk Factors
There were no material changes in the Corporation’s risk factors during the six months ended June 30, 2010. For more information, refer to the Corporation’s 2009 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The Corporation announced a stock repurchase plan on July 9, 2009 to repurchase up to 100,000 shares of the Corporation’s common stock over a 12 month time period. As of June 30, 2010, 4,179 shares have been purchased under this plan in 2009. No shares have been purchased in 2010.

The Corporation did not issue any unregistered equity securities during the quarter ended June 30, 2010.

Item 3.	Defaults by the Company on its Senior Securities
None

Item 4.	Removed and Reserved

Item 5.	Other Information
None

Item 6.	Exhibits
Exhibits
3.1   Articles of Incorporation of the Corporation.  (Filed as Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.)

3.2   Bylaws of the Corporation. (Filed as Exhibit 99 to Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.)

31.1 Rule 13a – 14(a)/15d-14(a) Certifications – Principal Executive Officer

31.2 Rule 13a – 14(a)/15d-14(a) Certifications – Principal Financial Officer

32.1 Section 1350 Certifications – Principal Executive Officer

32.2 Section 1350 Certifications – Principal Financial Officer

FRANKLIN FINANCIAL SERVICES CORPORATION
and SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Franklin Financial Services Corporation

August 9, 2010	/s/ William E. Snell, Jr.
William E. Snell, Jr.
President and Chief Executive Officer
(Authorized Officer)

August 9, 2010	/s/ Mark R. Hollar
Mark R. Hollar
Treasurer and Chief Financial Officer
(Principal Financial Officer)