Form 10-Q
period 2010-09-30
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2010-11-08
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010,
OR

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

There were 3,900,881 outstanding shares of the Registrant’s common stock as of October 29, 2010.

INDEX

Part I FINANCIAL INFORMATION

Item 1 Financial Statements

Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)
(unaudited)

	September 30	December 31
	2010	2009

Assets
Cash and due from banks	$16,117	$14,336
Interest-bearing deposits in other banks	5,281	18,912
Total cash and cash equivalents	21,398	33,248
Investment securities available for sale	125,172	143,288
Restricted stock	6,482	6,482
Loans	757,803	739,563
Allowance for loan losses	(9,598)	(8,937)
Net Loans	748,205	730,626
Premises and equipment, net	16,771	15,741
Bank owned life insurance	19,422	18,919
Goodwill	9,016	9,159
Other intangible assets	2,118	2,461
Other assets	19,004	19,449
Total assets	$967,588	$979,373

Liabilities
Deposits
Demand (non-interest bearing)	$87,114	$77,675
Savings and interest-bearing checking	436,024	388,222
Time	203,661	272,468
Total Deposits	726,799	738,365
Securities sold under agreements to repurchase	54,573	55,855
Long-term debt	91,343	94,688
Other liabilities	12,633	11,699
Total liabilities	885,348	900,607

Shareholders' equity
Common stock $1 par value per share, 15,000,000 shares authorized with 4,298,904 shares issued, and 3,900,750 shares and 3,863,066 shares
outstanding at September 30, 2010 and December 31, 2009, respectively	4,299	4,299
Capital stock without par value, 5,000,000 shares authorized
with no shares issued or outstanding	-	-
Additional paid-in capital	32,799	32,832
Retained earnings	57,363	54,566
Accumulated other comprehensive loss	(5,101)	(5,138)
Treasury stock, 398,154 shares and 435,838 shares at cost at
September 30, 2010 and December 31, 2009, respectively	(7,120)	(7,793)
Total shareholders' equity	82,240	78,766
Total liabilities and shareholders' equity	$967,588	$979,373

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Income
(Amounts in thousands, except per share data)
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009

Interest income
Loans, including fees	$9,838	$9,559	$29,080	$28,214
Interest and dividends on investments:
Taxable interest	739	954	2,368	3,059
Tax exempt interest	385	419	1,253	1,357
Dividend income	12	38	39	134
Federal funds sold	-	5	-	11
Deposits and obligations of other banks	10	9	26	10
Total interest income	10,984	10,984	32,766	32,785

Interest expense
Deposits	2,048	2,659	6,611	7,677
Securities sold under agreements to repurchase	38	40	116	130
Short-term borrowings	-	2	-	13
Long-term debt	980	1,040	2,930	3,145
Total interest expense	3,066	3,741	9,657	10,965
Net interest income	7,918	7,243	23,109	21,820
Provision for loan losses	625	1,644	1,875	2,663
Net interest income after provision for loan losses	7,293	5,599	21,234	19,157

Noninterest income
Investment and trust services fees	884	866	2,908	2,622
Loan service charges	288	189	757	844
Mortgage banking activities	(55)	19	25	109
Deposit service charges and fees	622	678	1,793	1,911
Other service charges and fees	353	322	1,029	963
Increase in cash surrender value of life insurance	172	158	503	482
Other	18	17	90	341

OTTI losses on securities	(318)	-	(1,007)	(422)
Loss recognized in other comprehensive loss (before taxes)	-	-	(434)	-
Net OTTI losses recognized in earnings	(318)	-	(573)	(422)

Securities (losses) gains, net	(56)	(267)	212	(212)
Total noninterest income	1,908	1,982	6,744	6,638

Noninterest Expense
Salaries and employee benefits	3,384	3,121	10,147	9,400
Net occupancy expense	478	495	1,498	1,451
Furniture and equipment expense	196	216	578	646
Advertising	378	334	1,033	1,068
Legal and professional fees	418	614	1,163	1,158
Data processing	370	383	1,249	1,219
Pennsylvania bank shares tax	151	143	459	431
Intangible amortization	114	117	343	351
FDIC insurance	302	234	882	1,148
Other	844	808	2,468	2,709
Total noninterest expense	6,635	6,465	19,820	19,581
Income before federal income taxes	2,566	1,116	8,158	6,214
Federal income tax expense	763	33	2,221	1,392
Net income	$1,803	$1,083	$5,937	$4,822

Per share
Basic earnings per share	$0.46	$0.28	$1.53	$1.26
Diluted earnings per share	$0.46	$0.28	$1.53	$1.26
Cash dividends declared per share	$0.27	$0.27	$0.81	$0.81

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Changes in Shareholders' Equity
For the Nine Months Ended September 30, 2010 and 2009
(unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
(Dollars in thousands, except share and per share data)	Stock	Capital	Earnings	Loss	Stock	Total

Balance at December 31, 2008	$4,299	$32,883	$52,126	$(7,757)	$(8,492)	$73,059

Comprehensive income:
Net income	-	-	4,822	-	-	4,822
Unrealized gain on securities,
net of reclassification adjustments and taxes	-	-	-	1,742	-	1,742
Unrealized gain on hedging activities,
net of reclassification adjustments and taxes	-	-	-	654	-	654
Total Comprehensive income						7,218

Cash dividends declared, $.81 per share	-	-	(3,104)	-	-	(3,104)
Acquisition of 5,640 shares of treasury stock	-	-	-	-	(142)	(142)
Treasury shares issued to dividend reinvestment plan: 23,496 shares	-	(65)	-	-	639	574
Common stock issued under stock option plans: 98 shares	-	-	-	-	2	2
Stock option compensation	-	29	-	-	-	29
Balance at September 30, 2009	$4,299	$32,847	$53,844	$(5,361)	$(7,993)	$77,636

Balance at December 31, 2009	$4,299	$32,832	$54,566	$(5,138)	$(7,793)	$78,766

Comprehensive income:
Net income	-	-	5,937	-	-	5,937
Unrealized gain on securities,
net of reclassification adjustments and taxes	-	-	-	776	-	776
Unrealized loss on hedging activities,
net of reclassification adjustments and taxes	-	-	-	(613)	-	(613)
Pension adjustment, net of tax				(126)		(126)
Total Comprehensive income						5,974

Cash dividends declared, $.81 per share	-	-	(3,140)	-	-	(3,140)
Treasury shares issued under stock option plans: 1,434 shares	-	(2)	-	-	25	23
Treasury shares issued to dividend reinvestment plan: 36,250 shares	-	(31)	-	-	648	617
Balance at September 30, 2010	$4,299	$32,799	$57,363	$(5,101)	$(7,120)	$82,240

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended September 30
	2010	2009
(Amounts in thousands)
Cash flows from operating activities
Net income	$5,937	$4,822
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	1,000	1,074
Net amortization of loans and investment securities	262	92
Stock option compensation expense	-	29
Amortization and net change in mortgage servicing rights valuation	187	123
Amortization of intangibles	343	351
Provision for loan losses	1,875	2,663
Net realized (gains) losses on sales of securities	(212)	212
OTTI losses on securities	573	422
Loans originated for sale	(1,299)	(487)
Proceeds from sale of loans	952	495
Gain on sales of loans	(32)	(8)
(Gain) loss on sale or disposal of premises and equipment	(4)	120
Net gain on sale or disposal of other real estate/other repossessed assets	-	(10)
Increase in cash surrender value of life insurance	(503)	(482)
Gain from surrender of life insurance policy	-	(278)
Contribution to pension plan	(525)	(172)
Decrease in interest receivable and other assets	266	563
Decrease in interest payable and other liabilities	(207)	(370)
Other, net	253	66
Net cash provided by operating activities	8,866	9,225

Cash flows from investing activities
Proceeds from sales of investment securities available for sale	7,608	9,114
Proceeds from maturities and paydowns of investment securities available for sale	22,765	21,513
Purchase of investment securities available for sale	(11,560)	(37,295)
Net increase in loans	(19,398)	(59,066)
Proceeds from sale of other real estate/other repossessed assets	517	43
Proceeds from surrender of life insurance policy	-	878
Capital expenditures	(1,955)	(1,219)
Net cash used in investing activities	(2,023)	(66,032)

Cash flows from financing activities
Net increase in demand deposits, interesting-bearing checking
and savings accounts	57,241	20,809
Net (decrease) increase in time deposits	(68,807)	61,701
Net decrease in short-term borrowings	(1,282)	(9,935)
Long-term debt payments	(3,345)	(3,394)
Long-term debt advances	-	260
Dividends paid	(3,140)	(3,104)
Common stock issued to dividend reinvestment plan	617	574
Common stock issued under stock option plans	23	2
Purchase of treasury shares	-	(142)
Net cash (used in) provided by financing activities	(18,693)	66,771
(Decrease) increase in cash and cash equivalents	(11,850)	9,964
Cash and cash equivalents as of January 1	33,248	16,713
Cash and cash equivalents as of September 30	$21,398	$26,677

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest on deposits and other borrowed funds	$9,889	$10,835
Income taxes	$3,412	$1,944
Noncash Activities
Loans transferred to Other Real Estate	$79	$504

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, and cash flows as of September 30, 2010, and for all other periods presented have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted.  It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s 2009 Annual Report on Form 10-K.  The consolidated results of operations for the period ended September 30, 2010 are not necessarily indicative of the operating results for the full year.  Management has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.

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

Earnings per share is computed based on the weighted average number of shares outstanding during each period end.  A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30
(In thousands, except per share data)	2010	2009	2010	2009
Weighted average shares outstanding (basic)	3,893	3,841	3,880	3,835
Impact of common stock equivalents	1	-	1	-
Weighted average shares outstanding (diluted)	3,894	3,841	3,881	3,835
Anti-dilutive options excluded from the calculation	72	104	75	108
Net income	$1,803	$1,083	$5,937	$4,822
Basic earnings per share	$0.46	$0.28	$1.53	$1.26
Diluted earnings per share	$0.46	$0.28	$1.53	$1.26

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

Fair Value Measurements and Disclosures. The FASB has issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.  ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Corporation early adopted ASU 2010-06 effective with the quarter end June 30, 2010.

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

The components of comprehensive income and related tax effects are as follows:

	For the Three Months Ended		For the Nine Months Ended
(Amounts in thousands)	September 30		September 30
	2010	2009	2010	2009
Net Income	$1,803	$1,083	$5,937	$4,822

Securities:
Unrealized gains arising during the period	71	2,201	815	2,005
Reclassification adjustment for losses included in net income	374	267	361	634
Net unrealized gains	445	2,468	1,176	2,639
Tax effect	(151)	(839)	(400)	$(897)
Net of tax amount	294	1,629	776	1,742

Derivatives:
Unrealized (losses) gains arising during the period	(449)	(424)	(1,464)	461
Reclassification adjustment for losses included in net income	181	179	536	530
Net unrealized (losses) gains	(268)	(245)	(928)	991
Tax effect	91	84	315	(337)
Net of tax amount	(177)	(161)	(613)	654

Pension:
Change in plan assets and benefit obligations	-	-	(191)	-
Reclassification adjustment for losses included in net income	-	-	-	-
Net unrealized losses	-	-	(191)	-
Tax effect	-	-	65	-
Net of tax amount	-	-	(126)	-

Total other comprehensive income	117	1,468	37	2,396
Total Comprehensive Income	$1,920	$2,551	$5,974	$7,218

The components of accumulated other comprehensive loss included in shareholders' equity are as follows:

(Amounts in thousands)	September 30	December 31
	2010	2009

Net unrealized losses on securities	$(653)	$(1,829)
Tax effect	222	622
Net of tax amount	(431)	(1,207)

Net unrealized losses on derivatives	(2,192)	(1,263)
Tax effect	745	429
Net of tax amount	(1,447)	(834)

Accumulated pension adjustment	(4,883)	(4,692)
Tax effect	1,660	1,595
Net of tax amount	(3,223)	(3,097)
Total accumulated other comprehensive loss	$(5,101)	$(5,138)

Note 4 – Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Bank generally holds collateral and/or personal guarantees supporting these commitments.  The Bank had $28.7 million and $26.7 million of standby letters of credit as of September 30, 2010 and December 31, 2009, respectively. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The amount of the liability as of September 30, 2010 and December 31, 2009 for guarantees under standby letters of credit issued was not material.

Note 5 - Investments

The amortized cost and estimated fair value of investment securities available for sale as of September 30, 2010 and December 31, 2009 are:

(Amounts in thousands)		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
September 30, 2010	cost	gains	losses	value
Equity securities	$4,532	$2	$(1,725)	$2,809
U.S. Treasury securities and obligations of U.S.
Government agencies	20,134	421	(42)	20,513
Obligations of state and political subdivisions	40,869	1,901	(13)	42,757
Corporate debt securities	8,515	58	(1,713)	6,860
Mortgage-backed securities
Agency	46,905	1,236	(123)	48,018
Non-Agency	4,794	-	(630)	4,164
Asset-backed securities	75	-	(24)	51
	$125,824	$3,618	$(4,270)	$125,172

		Gross	Gross	Estimated
(Amounts in thousands)	Amortized	unrealized	unrealized	fair
December 31, 2009	cost	gains	losses	value
Equity securities	$5,400	$37	$(1,462)	$3,975
U.S. Treasury securities and obligations of U.S.
Government agencies	28,258	618	(161)	28,715
Obligations of state and political subdivisions	42,611	1,332	(62)	43,881
Corporate debt securities	9,603	-	(2,343)	7,260
Mortgage-backed securities
Agency	53,214	1,576	(47)	54,743
Non-Agency	5,947	-	(1,279)	4,668
Asset-backed securities	84	-	(38)	46
	$145,117	$3,563	$(5,392)	$143,288

The book value of securities pledged as collateral to secure various funding sources was $115.2 million at September 30, 2010 and $134.6 million at December 31, 2009.

The amortized cost and estimated fair value of debt securities as of September 30, 2010, by contractual maturity are shown below. Actual maturities may differ from contractual maturities because of prepayment or call options embedded in the securities.

		Estimated
	Amortized	fair
(Amounts in thousands)	cost	value
Due in one year or less	$2,447	$2,491
Due after one year through five years	14,510	14,926
Due after five years through ten years	25,864	27,218
Due after ten years	26,772	25,546
	69,593	70,181
Mortgage-backed securities	51,699	52,182

	$121,292	$122,363

The following table reflects temporary impairment in the investment portfolio (excluding restricted stock), aggregated by investment category, length of time that individual securities have been in a continuous unrealized loss position and the number of securities in each category as of September 30, 2010 and December 31, 2009:

	September 30, 2010
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Amounts in thousands)	Value	Losses	Number	Value	Losses	Number	Value	Losses	Number

Equity securities	$1,033	$(1,040)	2	$1,485	$(685)	20	$2,518	$(1,725)	22
U.S. Treasury securities and obligations of U.S.
Government agencies	27	-	1	6,948	(42)	17	6,975	(42)	18
Obligations of state and political subdivisions	1,328	(9)	3	302	(4)	1	1,630	(13)	4
Corporate debt securities	-	-	-	6,172	(1,713)	9	6,172	(1,713)	9
Mortgage-backed securities
Agency	10,016	(122)	11	584	(1)	1	10,600	(123)	12
Non-Agency	-	-	-	4,164	(630)	7	4,164	(630)	7
Asset-backed securities	-	-	-	53	(24)	3	53	(24)	3
Total temporarily impaired securities	$12,404	$(1,171)	17	$19,708	$(3,099)	58	$32,112	$(4,270)	75

	December 31, 2009
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Amounts in thousands)	Value	Losses	Number	Value	Losses	Number	Value	Losses	Number

Equity securities	$2,343	$(395)	7	$1,494	$(1,067)	21	$3,837	$(1,462)	28
U.S. Treasury securities and obligations of U.S.
Government agencies	63	-	3	13,411	(161)	27	13,474	(161)	30
Obligations of state and political subdivisions	1,843	(41)	6	285	(21)	1	2,128	(62)	7
Corporate debt securities	622	(1)	5	6,537	(2,342)	10	7,159	(2,343)	15
Mortgage-backed securities
Agency	10,812	(47)	9	-	-	-	10,812	(47)	9
Non-Agency	-	-	-	4,668	(1,279)	7	4,668	(1,279)	7
Asset-backed securities	-	-	-	46	(38)	3	46	(38)	3
Total temporarily impaired securities	$15,683	$(484)	30	$26,441	$(4,908)	69	$42,124	$(5,392)	99

The following table provides additional detail about trust preferred securities as of September 30, 2010:

Trust Preferred Securities
September 30, 2010
(Dollars in thousands)
Deal Name	Single Issuer or Pooled	Class	Amortized Cost	Estimated Fair Value	Gross Unrealized Gain (Loss)	Lowest Credit Rating Assigned	Number of Banks currently Performing	Deferrals and Defaults as % of Original Collateral	Expected Deferral/ Defaults as a Percentage of Remaining Performing Collateral

Huntington Cap Trust	Single	Preferred Stock	$927	$592	$(335)	Ba1	1	None	None
Huntington Cap Trust II	Single	Preferred Stock	871	561	(310)	B	1	None	None
BankAmerica Cap III	Single	Preferred Stock	955	691	(264)	BB	1	None	None
Wachovia Cap Trust II	Single	Preferred Stock	272	231	(41)	Baa2	1	None	None
Corestates Captl Tr II	Single	Preferred Stock	922	669	(253)	Baa1	1	None	None
Chase Cap VI JPM	Single	Preferred Stock	955	756	(199)	BBB	1	None	None
Fleet Cap Tr V	Single	Preferred Stock	970	718	(252)	Baa3	1	None	None
			$5,872	$4,218	$(1,654)

The following table provides additional detail about private label mortgage-backed securities as of September 30, 2010:

Private Label Mortgage Backed Securities
September 30, 2010
(Dollars in thousands)				Gross
	Orgination	Amortized	Fair	Unrealized	Collateral	Lowest Credit	Credit	OTTI
Decscription	Date	Cost	Value	Gain (Loss)	Type	Rating Assigned	Support %	Charges
RALI 2003-QS15 A1	8/1/2003	$640	$623	$(17)	ALT A	Aa2	11.37	$-
RALI 2004-QS4 A7	3/1/2004	620	610	(10)	ALT A	AAA	12.83	-
MALT 2004-6 7A1	6/1/2004	760	648	(112)	ALT A	BBB	10.54	-
RALI 2005-QS2 A1	2/1/2005	703	641	(62)	ALT A	B	7.53	-
RALI 2006-QS4 A2	4/1/2006	1,004	744	(260)	ALT A	D	-	142
GSR 2006-5F 2A1	5/1/2006	494	445	(49)	Prime	CCC	4.29	-
RALI 2006-QS8 A1	7/28/2006	573	453	(120)	ALT A	D	-	113
		$4,794	$4,164	$(630)				$255

For more information concerning investments, refer to the Investment Securities discussion in the Financial Condition section.

Note 6 – Pensions

The components of pension expense for the periods presented are as follows:

	Three months ended		Nine months ended
	September 30		September 30
(Amounts in thousands)	2010	2009	2010	2009
Components of net periodic (benefit) cost:
Service cost	$91	$85	$274	$255
Interest cost	185	181	557	545
Expected return on plan assets	(209)	(190)	(628)	(570)
Amortization of prior service cost	-	(31)	-	(93)
Recognized net actuarial loss	43	82	128	246
Net periodic cost	$110	$127	$331	$383

The Bank expects its pension expense to decrease slightly in 2010 compared to 2009.  The Bank expects to contribute $626 thousand to its pension plan in 2010.  This amount will meet the minimum funding requirements.

Note 7 – Mortgage Servicing Rights

Activity pertaining to mortgage servicing rights and the related valuation allowance follows:

	Nine Months Ended
	September 30
(Amounts in thousands)	2010	2009
Cost of mortgage servicing rights:
Beginning balance	$1,190	$1,551
Originations	10	6
Amortization	(198)	(292)
Ending balance	$1,002	$1,265

Valuation allowance:
Beginning balance	$(476)	$(689)
Valuation charges	(49)	-
Valuation reversals	60	170
Ending balance	$(465)	$(519)

Mortgage servicing rights cost	$1,002	$1,265
Valuation allowance	(465)	(519)
Carrying value	$537	$746

Fair value	$537	$746

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

The estimated fair value of the Corporation's financial instruments are as follows:

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
(Amounts in thousands)	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	$21,398	$21,398	$33,248	$33,248
Investment securities available for sale	125,172	125,172	143,288	143,288
Restricted stock	6,482	6,482	6,482	6,482
Net loans	748,205	762,540	730,626	742,929
Accrued interest receivable	3,848	3,848	3,904	3,904
Mortgage servicing rights	537	537	714	714

Financial liabilities:
Deposits	$726,799	$729,493	$738,365	$742,953
Securities sold under agreements to repurchase	54,573	54,573	55,855	55,855
Long-term debt	91,343	96,367	94,688	99,013
Accrued interest payable	1,056	1,056	1,288	1,288
Interest rate swaps	2,193	2,193	1,263	1,263

The preceding information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Corporation’s financial instruments at September 30, 2010 and December 31, 2009:

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

Mortgage servicing rights: The fair value of mortgage servicing rights, upon initial recognition, is estimated using a valuation model that calculates the present value of estimated future net servicing income. The model incorporates assumptions, such as loan default rates, costs to service, and prepayment speeds. Mortgage servicing rights are carried at the lower of cost or fair value after initial recognition.

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

For financial assets and liabilities measured at fair value on a recurring basis, there were no transfers of financial assets or liabilities between Level 1 and Level 2 during the period ending September 30, 2010.

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollars in Thousands)	Fair Value at September 30, 2010
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities	$2,809	$-	$-	$2,809
U.S. Treasury securities and obligations of U.S.
Government agencies	-	20,513	-	20,513
Obligations of state and political subdivisions	-	42,757	-	42,757
Corporate debt securities	-	6,860	-	6,860
Mortgage-backed securities
Agency	-	48,018	-	48,018
Non-Agency	-	4,164	-	4,164
Asset-backed securities	-	51	-	51
Total assets	$2,809	$122,363	$-	$125,172

Liability Description
Interest rate swaps	$-	$2,193	$-	$2,193
Total liabilities	$-	$2,193	$-	$2,193

(Dollars in Thousands)	Fair Value at December 31, 2009
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities	$3,975	$-	$-	$3,975
U.S. Treasury securities and obligations of U.S.
Government agencies	-	28,715	-	28,715
Obligations of state and political subdivisions	-	43,881	-	43,881
Corporate debt securities	-	7,260	-	7,260
Mortgage-backed securities
Agency	-	54,743	-	54,743
Non-Agency	-	4,668	-	4,668
Asset-backed securities	-	46	-	46
Total assets	$3,975	$139,313	$-	$143,288

Liability Description
Interest rate swaps	$-	$1,263	$-	$1,263
Total liabilities	$-	$1,263	$-	$1,263

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

For financial assets and liabilities measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollars in Thousands)
	Fair Value at September 30, 2010
Asset Description	Level 1	Level 2	Level 3	Total
Impaired loans	$-	$-	$18,473	$18,473
Other real estate owned	-	-	308	308
Mortgage servicing rights	-	-	537	537
Total assets	$-	$-	$19,318	$19,318

(Dollars in Thousands)	Fair Value at December 31, 2009
Asset Description	Level 1	Level 2	Level 3	Total
Impaired loans	$-	$-	$7,943	$7,943
Other real estate owned	-	-	643	643
Mortgage servicing rights	-	-	714	714
Total assets	$-	$-	$9,300	$9,300

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

The following table presents a reconciliation of impaired loans, foreclosed real estate and mortgage servicing rights measured at fair value on a nonrecurring basis, using significant unobservable inputs (Level 3) for the nine months ended September 30, 2010:

	Impaired	Foreclosed	Mortgage
(Dollars in Thousands)	Loans	Real Estate	Servicing Rights
Balance - January 1, 2010	$7,943	$643	$714
Charged off	(846)	-	-
Settled or otherwise removed	(983)	(414)	-
Additions	13,827	79	10
Payments / amortization	(599)	-	(198)
(Increase) decrease in valuation allowance	(869)	-	11
Balance - September 30, 2010	$18,473	$308	$537

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

Information regarding the interest rate swaps as of September 30, 2010 follows:

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

Fair Value of Derivative Instruments in the Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009 are as follows:

Fair Value of Derivative Instruments
(Dollars in thousands)		Balance Sheet
Date	Type	Location	Fair Value
September 30, 2010	Interest rate contracts	Other liabilities	$2,193
December 31, 2009	Interest rate contracts	Other liabilities	$1,263

The Effect of Derivative Instruments on the Statement of Income for the Nine Months Ended September 30, 2010 and 2009 follows:

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships
(Dollars in thousands, net of tax)					Amount of Gain
				Location of	or (Loss)
				Gain or (Loss)	Recognized in
				Recognized in	Income on
		Location of	Amount of Gain	Income on	Derivatives
	Amount of Gain	Gain or (Loss)	or (Loss)	Derivative (Ineffective	(Ineffective Portion
	or (Loss)	Reclassified from	Reclassified from	Portion and Amount	and Amount
	Recognized in	Accumulated OCI	Accumulated OCI	Excluded from	Excluded from
	OCI on Derivative	into Income	into Income	Effectiveness	Effectiveness
Date / Type	(Effective Portion)	(Effective Portion)	(Effective Portion)	Testing)	Testing)

September 30, 2010
Interest rate contracts	$(613)	Interest Expense	$(536)	Other income (expense)	$-

September 30, 2009
Interest rate contracts	$654	Interest Expense	$(530)	Other income (expense)	$-

Note 10 – Reclassifications

Certain prior period amounts may have been reclassified to conform to the current year presentation.  Such reclassifications did not affect reported net income.

Item 2

Management’s Discussion and Analysis of Results of Operations and Financial Condition
For the Three and Nine Month Periods Ended September 30, 2010 and 2009

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

Results of Operations

Year-to-Date Summary
The Corporation reported net income for the first nine months ended September 30, 2010 of $5.9 million.  This is a 23.1% increase versus net income of $4.8 million for the same period in 2009. Total revenue (interest income and noninterest income) increased $87 thousand year-over-year. Interest income remained flat, while noninterest income increased due to an increase in investment and trust services fees. Noninterest expense increased due to increased salary and benefit expense.   The provision for loan losses was $1.9 million for the period, $788 thousand less than in 2009.  Diluted earnings per share increased to $1.53 in 2010 from $1.26 in 2009. Net loans grew to $748.2 million, while total deposits decreased to $726.8 million.  Total assets were $967.6 million at September 30, 2010, a decrease of $11.8 million from year-end 2009.

Other key performance ratios as of, or for the nine months ended September 30, 2010 and 2009 (on an annualized basis) are listed below:

	2010	2009
Return on average equity (ROE)	9.56%	8.34%
Return on average assets (ROA)	.79%	.66%
Return on average tangible average equity(1)	11.80%	10.79%
Return on average tangible average assets(1)	.85%	.73%
Net interest margin	3.47%	3.44%
Efficiency ratio	64.16%	65.50%

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

A more detailed discussion of the operating results for the three and nine months ended September 30, 2010 follows:

Comparison of the three months ended September 30, 2010 to the three months ended September 30, 2009:

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

Interest income for the third quarter of 2010 remained flat at $11.2 million compared to the third quarter of 2009.  Average interest-earning assets increased by $617 thousand from the third quarter of 2009 but the yield on these assets decreased by 3 basis points.  The average balance on investment securities decreased $20.7 million quarter over quarter due to pay downs, maturities and sales in the portfolio, net of investment purchases.  Total average loans increased $43.0 million (6.0%) quarter over quarter.  Average commercial loans increased $61.2 million (11.7%), but the increase was partially offset by a decrease in the average balance of mortgage and consumer loans.  Average mortgage loans decreased $6.4 million, as the majority of new mortgage originations are sold in the secondary market and the portfolio continues to runoff.  Average consumer loans, including home equity loans, decreased $11.8 million, as consumers continue to borrow less during the economic recession and the indirect lending portfolio continues to run-off as the Bank exited this business in early 2010 and no new loans have been booked.

Interest expense was $3.1 million for the third quarter, a decrease of $675 thousand from the third quarter of 2009 total of $3.7 million.  Average interest-bearing liabilities decreased to $797.9 million in the third quarter of 2010 from an average balance of $807.4 million during the same period in 2009, a decrease of $9.5 million.  The average cost of these liabilities decreased from 1.84% for the third quarter of 2009 to 1.52% for the same period in 2010.  Average interest-bearing deposits increased $4.0 million, due to increases in money management accounts ($60.4 million), but these increases were partially offset by decreases in certificates of deposit ($57.4 million). The cost of interest-bearing deposits decreased from 1.65% to 1.26%.  Securities sold under agreements to repurchase have decreased $2.6 million on average over the prior year quarter and the average rate has remained constant at .25%.   The average balance of long-term debt decreased by $9.9 million due to scheduled amortization and maturities on Federal Home Loan Bank of Pittsburgh (FHLB) advances.

The changes in the balance sheet and interest rates resulted in an increase in tax equivalent net interest income of $603 thousand to $8.1 million for the third quarter of 2010 compared to $7.5 million for the third quarter of 2009.  The Bank’s net interest margin increased from 3.27% to 3.53% in 2010.  The increase in the net interest margin is the result of a decrease in the rate on interest-earning liabilities of 32 basis points, while the yield on interest-bearing assets only decreased 3 basis points.

The following table shows a comparative analysis of average balances, asset yields and funding costs for the three months ended September 30, 2010 and 2009.  These components drive changes in net interest income.

	For the Three Months Ended September 30
	2010			2009
		Tax			Tax
	Average	Equivalent	Average	Average	Equivalent	Average
(Dollars in thousands)	balance	Interest	yield/rate	balance	Interest	yield/rate
Interest-earning assets
Federal funds sold and interest-bearing balances	$15,402	$12	0.31%	$37,050	$14	0.15%
Investment securities	134,327	1,315	3.92%	155,018	1,601	4.13%
Loans	760,576	9,837	5.10%	717,620	9,621	5.29%
Total interest-earning assets	$910,305	11,164	4.87%	$909,688	11,236	4.90%

Interest-bearing liabilities
Interest-bearing deposits	$643,094	2,048	1.26%	$639,118	2,659	1.65%
Securities sold under agreements to repurchase	61,480	38	0.25%	64,112	40	0.25%
Short-term borrowings	-	-	-	954	2	0.83%
Long-term debt	93,278	980	4.17%	103,181	1,040	4.00%
Total interest-bearing liabilities	$797,852	3,066	1.52%	$807,365	3,741	1.84%
Interest spread			3.34%			3.06%
Tax equivalent Net interest income/Net interest margin		8,098	3.53%		7,495	3.27%
Tax equivalent adjustment		(180)			(252)
Net interest income		$7,918			$7,243

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

Provision for Loan Losses

For the third quarter of 2010, the provision expense was $625 thousand versus $1.6 million for the same period in 2009.  For more information concerning loan quality and the allowance for loan losses, refer to the Loan discussion in the Financial Condition section.

Noninterest Income

For the three months ended September 30, 2010, noninterest income decreased slightly to $1.9 million compared to $2.0 million in the third quarter of 2009.  Investment and trust service fees increased $18 thousand due to increases in nonrecurring income from estate fees. Loan service charges increased $99 thousand from a higher volume of mortgage production fees from refinancing activity in 2010, compared to 2009.  Mortgage banking fees decreased quarter over quarter due to an impairment charge of $48 thousand on mortgage servicing rights in 2010 versus a net impairment reversal of $26 thousand in 2009.  Deposit service charges decreased $56 thousand in the third quarter of 2010 due to a decrease in account analysis fees and a decrease in fees from the Bank’s overdraft protection program. New regulations effective July 1, 2010 require consumers to opt-in to overdraft protection programs for certain ATM and debit card transactions.  Fee income from overdraft programs during the quarter appear consistent with the first two quarters of the year and the reduction in overdraft fees does not appear to be directly related to new regulations on overdraft fees imposed by the Dodd-Frank Act.  However, the overall affect of this new regulation on future overdraft fees is uncertain at this time.  Other service charges and fees, the increase in cash surrender value of life insurance and other income remained fairly flat in the third quarter of 2010.  There was $318 thousand in other than temporary impairment charges on two equity securities recognized in the third quarter of 2010, versus no impairment charges in the same quarter in 2009.  The Corporation also had realized losses of $56 thousand during the quarter ended September 30, 2010 versus losses of $267 thousand for the same period in 2009.

The following table presents a comparison of noninterest income for the three months ended September 30, 2010 and 2009:

	For the Three Months Ended
	September 30		Change
(Dollars in thousands)	2010	2009	Amount	%
Noninterest Income
Investment and trust services fees	$884	$866	$18	2.1
Loan service charges	288	189	99	52.4
Mortgage banking activities	(55)	19	(74)	(389.5)
Deposit service charges and fees	622	678	(56)	(8.3)
Other service charges and fees	353	322	31	9.6
Increase in cash surrender value of life insurance	172	158	14	8.9
Other	18	17	1	5.9
OTTI losses on securities	(318)	-	(318)	-
Less: Loss recognized in other comprehensive income (before taxes)	-	-	-	-
Net OTTI losses recognized in earnings	(318)	-	(318)	-
Securities (losses) gains, net	(56)	(267)	211	(79.0)
Total noninterest income	$1,908	$1,982	$(74)	(3.7)

Noninterest Expense

Noninterest expense for the third quarter of 2010 totaled $6.6 million compared to $6.5 million in the third quarter of 2009.  The increase in salaries and benefits was primarily due to annual salary adjustments.  Net occupancy expense decreased from lower real estate taxes on the Bank’s headquarters location, while furniture and equipment expense decreased due to less depreciation on fixed assets.  Advertising expense increased $44 thousand due to the marketing of the Bank’s new office that opened in Camp Hill during the quarter.  Legal and professional fees decreased over the same period in 2009 due to less attorney’s fees in 2010 and a special audit project in the third quarter of 2009.  The Pennsylvania bank shares tax expense and intangible amortization expense remained flat quarter over quarter.  FDIC insurance increased $68 thousand, as the FDIC assessment rate was higher in 2010.  Other expenses increased slightly in 2010 compared to 2009.

The following table presents a comparison of noninterest expense for the three months ended September 30, 2010 and 2009:

	For the Three Months Ended
	September 30		Change
(Dollars in thousands)	2010	2009	Amount	%
Noninterest Expense
Salaries and benefits	$3,384	$3,121	$263	8.4
Net occupancy expense	478	495	(17)	(3.4)
Furniture and equipment expense	196	216	(20)	(9.3)
Advertising	378	334	44	13.2
Legal and professional fees	418	614	(196)	(31.9)
Data processing	370	383	(13)	(3.4)
Pennsylvania bank shares tax	151	143	8	5.6
Intangible amortization	114	117	(3)	(2.6)
FDIC insurance	302	234	68	29.1
Other	844	808	36	4.5
Total noninterest expense	$6,635	$6,465	$170	2.6

Income taxes

Federal income tax expense was $763 thousand for the third quarter of 2010 compared to $33 thousand in 2009.  The effective tax rate for the third quarter of 2010 was 29.7% and 3.0% for 2009.  The low effective tax rate in the third quarter of 2009 was caused by the provision for loan loss expense of $1.6 million compared to $625 thousand in the third quarter of 2010, thereby significantly reducing the pre-tax income for the third quarter of 2009. All taxable income for the Corporation is taxed at a rate of 34%.

Comparison of the nine months ended September 30, 2010 to the nine months ended September 30, 2009:

Net Interest Income

  Interest income for the first nine months of 2010 was $33.5 million, $134 thousand less than the same period in 2009.  Average interest-earning assets increased by $35.8 million from the first nine of 2009, however; the yield on these assets decreased by 23 basis points.  The average balance on investment securities decreased $12.5 million year over year due to pay downs, maturities and sales in the portfolio, net of investment purchases.  Total average loans increased $53.3 million (7.6%) year over year.  Average commercial loans increased $73.9 million, but the increase was partially offset by a decrease in the average balance of mortgage and consumer loans.  Average mortgage loans decreased $6.7 million, as the majority of new mortgage originations are sold in the secondary market and the portfolio continues to runoff.  Average consumer loans, including home equity loans, decreased $13.9 million, as consumers continue to borrow less during the economic recession and as the Bank’s indirect portfolio continues to run off.

Interest expense was $9.7 million for the first nine months, a decrease of $1.3 million from the first nine months of 2009 total of $11.0 million.  Average interest-bearing liabilities increased to $799.5 million from an average balance of $772.8 million during the same period in 2009, an increase of $26.7 million.  The average cost of these liabilities decreased from 1.90% to 1.61%.  Average interest-bearing deposits increased $47.3 million, due to increases in money management accounts ($54.4 million) while certificates of deposit decreased ($8.3 million).  Securities sold under agreements to repurchase have decreased $7.5 million on average over the prior year and the average rate has remained constant at .25%.   The average balance of long-term debt decreased by $10.6 million due to scheduled amortization and maturities on FHLB advances.

The changes in the balance sheet and interest rates resulted in an increase in tax equivalent net interest income of $1.2 million to $23.8 million for the first nine months of 2010 compared to $22.6 million for the same period in 2009.  The Bank’s net interest margin increased from 3.25% in 2009 to 3.31% in 2010.  The increase in the net interest margin is due to the yield on interest-earning liabilities decreasing 29 basis points, while the yield on interest-bearing liabilities decreased 23 basis points.

The following table shows a comparative analysis of average balances, asset yields and funding costs for the nine months ended September 30, 2010 and 2009.  These components drive changes in net interest income.

	For the Nine Months Ended September 30
	2010			2009
		Tax			Tax
	Average	Equivalent	Average	Average	Equivalent	Average
(Dollars in thousands)	balance	Interest	yield/rate	balance	Interest	yield/rate
Interest-earning assets
Federal funds sold and interest-bearing balances	$13,892	$26	0.25%	$19,024	$21	0.15%
Investment securities	140,285	4,235	4.02%	152,735	5,164	4.51%
Loans	753,994	29,191	5.14%	700,647	28,401	5.39%
Total interest-earning assets	$908,171	33,452	4.92%	$872,406	33,586	5.15%

Interest-bearing liabilities
Interest-bearing deposits	$643,526	6,611	1.37%	$596,189	7,677	1.72%
Securities sold under agreements to repurchase	62,028	116	0.25%	69,529	130	0.25%
Short-term borrowings	74	-	0.64%	2,546	13	0.68%
Long-term debt	93,889	2,930	4.17%	104,537	3,145	4.02%
Total interest-bearing liabilities	$799,517	9,657	1.61%	$772,801	10,965	1.90%
Interest spread			3.31%			3.25%
Tax equivalent Net interest income/Net interest margin		23,795	3.47%		22,621	3.44%
Tax equivalent adjustment		(686)			(801)
Net interest income		$23,109			$21,820

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

Provision for Loan Losses

For the first nine months of 2010, the provision expense was $1.9 million versus $2.7 million for the same period in 2009.  For more information concerning loan quality and the allowance for loan losses, refer to the Loan discussion in the Financial Condition section.

Noninterest Income

For the nine months ended September 30, 2010, noninterest income increased $106 thousand to $6.7 million, compared to $6.6 million for the first nine months of 2009.  Investment and trust service fees increased $286 thousand due to increases in income from estate fees. Loan service charges decreased $87 thousand, as the first nine months of 2009 total included a high volume of mortgage production fees from refinancing activity.  Mortgage banking fees decreased $84 thousand, due to a net impairment reversal of $11 thousand in 2010 versus $170 thousand in 2009.   Deposit service charges decreased $118 thousand due to a decrease in account analysis fees and a decrease in fees from the Bank’s overdraft protection program. New regulations effective July 1, 2010 require consumers to opt-in to overdraft protection programs for certain ATM and debit card transactions.  The reduction in overdraft fees during the first nine months of 2010 does not appear to be directly related to new regulations on overdraft fees imposed by the Dodd-Frank Act.  However, the overall affect of this new regulation on future overdraft fees is uncertain at this time. Other service charges increased $66 thousand from debit card income, while the increase in cash surrender value of life insurance remained flat for the first nine months of 2010.  Other noninterest income decreased $251 thousand year over year as 2009 included $278 thousand from the surrender of a life insurance policy.  Net other than temporary impairment charges of $573 thousand were recognized in income on two debt and two equity securities in 2010, compared to $422 thousand on four equity securities in 2009.  The Corporation had securities gains of $212 thousand during the first nine months of 2010 versus losses of $212 thousand for the same period in 2009.

The following table presents a comparison of noninterest income for the nine months ended September 30, 2010 and 2009:

	For the Nine Months Ended
	September 30		Change
(Dollars in thousands)	2010	2009	Amount	%
Noninterest Income
Investment and trust services fees	$2,908	$2,622	$286	10.9
Loan service charges	757	844	(87)	(10.3)
Mortgage banking activities	25	109	(84)	(77.1)
Deposit service charges and fees	1,793	1,911	(118)	(6.2)
Other service charges and fees	1,029	963	66	6.9
Increase in cash surrender value of life insurance	503	482	21	4.4
Other	90	341	(251)	(73.6)
OTTI losses on securities	(1,007)	(422)	(585)	(138.6)
Less: Loss recognized in other comprehensive income (before taxes)	(434)	-	(434)	-
Net OTTI losses recognized in earnings	(573)	(422)	(151)	(35.8)
Securities (losses) gains, net	212	(212)	424	200.0
Total noninterest income	$6,744	$6,638	$106	1.6

Noninterest Expense

Noninterest expense for the first nine months of 2010 totaled $19.8 million compared to $19.6 million in the first nine months of 2009.  The increase in salaries and benefits was due to increased health insurance costs, an accrual for a severance payment and annual salary adjustments.  Net occupancy expense increased in 2010 from the cost of snow removal and the increased expense from the deregulation of electricity prices in Cumberland County, while furniture and equipment expense decreased due to lower depreciation on fixed assets.  Advertising expense decreased $35 thousand as 2009 contained expenses for various direct mail and production costs.  Legal and professional fees remained flat over the same period in 2009.  Data processing expense, Pennsylvania bank shares tax expense and intangible amortization expense also remained flat year over year.  In October 2010, the Bank selected Fidelity-IBS as its new core operating system.  This new operating system should provide greater operating efficiency and effectiveness, and should help reduce the rate of fee increases in future years.  A third quarter 2011 conversion is planned.  FDIC insurance decreased $266 thousand as the same period in 2009 contained $449 thousand of expense for the FDIC special assessment.  Other expenses decreased in 2010, as the same period in 2009 contained a prepayment penalty of $86 thousand on a high-rate term loan from the FHLB and a write-down of leasehold improvements of $118 thousand from closing a branch location in the second quarter of 2009.

The following table presents a comparison of noninterest expense for the nine months ended September 30, 2010 and 2009:

	For the Nine Months Ended
	September 30		Change
(Dollars in thousands)	2010	2009	Amount	%
Noninterest Expense
Salaries and benefits	$10,147	$9,400	$747	7.9
Net occupancy expense	1,498	1,451	47	3.2
Furniture and equipment expense	578	646	(68)	(10.5)
Advertising	1,033	1,068	(35)	(3.3)
Legal and professional fees	1,163	1,158	5	0.4
Data processing	1,249	1,219	30	2.5
Pennsylvania bank shares tax	459	431	28	6.5
Intangible amortization	343	351	(8)	(2.3)
FDIC insurance	882	1,148	(266)	(23.2)
Other	2,468	2,709	(241)	(8.9)
Total noninterest expense	$19,820	$19,581	$239	1.2

Income taxes

Federal income tax expense was $2.2 million for the first nine months of 2010 compared to $1.4 million in 2009.  The effective tax rate for the first nine months of 2010 was 27.2% and 22.4% for 2009. The lower effective tax rate in 2009 was caused by the provision for loan loss expense of $2.7 million compared to $1.9 million in 2010, thereby significantly reducing the pre-tax income for 2009.   All taxable income for the Corporation is taxed at a rate of 34%.

Financial Condition

Summary:

At September 30, 2010, assets totaled $967.6 million, a decrease of $11.8 million from the 2009 year-end balance of $979.4 million. Net loans have increased $17.6 million; however, this growth was offset by a decrease in investment securities. Deposits are down $11.6 million during the first nine months of 2010 due primarily to the maturity of a short-term brokered CD of $25 million in the first quarter of 2010 and approximately $14 million in scheduled maturities of other brokered CDs throughout the year. This funding was not replaced and this more than offset core deposit growth during the year.   Shareholders’ equity increased $3.5 million during the first nine months as retained earnings increased approximately $2.8 million and Treasury stock decreased $673 thousand.

Investment Securities:

 The investment portfolio totaled $125.2 million at September 30, 2010, a decrease of $18.1 million since year-end 2009. During 2010, cash flows from maturing investments were used to fund loan growth and offset a slight decrease in deposits during the year.  New purchases during the year were made primarily for collateral purposes.

The equity portfolio is comprised of bank stocks and the Bank and the Corporation each maintain separate equity investment portfolios.  The municipal bond portfolio of $42.8 million is well diversified geographically and is comprised primarily of general obligation bonds with credit enhancements in the form of private bond insurance or other credit enhancements.  The Bank holds corporate bonds with a fair value $6.9 million with the majority of the bonds representing financial services companies. Included in the corporate bond portfolio are seven single issuer trust preferred securities with an amortized cost of $5.9 million and a fair value of $4.2 million. The majority of the mortgage-backed security portfolio is comprised of U.S. Government Agency products. However, the Bank has seven private label mortgage backed securities with an amortized cost of $4.8 million and a fair value of $4.2 million.

The amortized cost and estimated fair value of investment securities available for sale as of September 30, 2010 and December 31, 2009 are:

(Amounts in thousands)		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
September 30, 2010	cost	gains	losses	value
Equity securities	$4,532	$2	$(1,725)	$2,809
U.S. Treasury securities and obligations of U.S.
Government agencies	20,134	421	(42)	20,513
Obligations of state and political subdivisions	40,869	1,901	(13)	42,757
Corporate debt securities	8,515	58	(1,713)	6,860
Mortgage-backed securities
Agency	46,905	1,236	(123)	48,018
Non-Agency	4,794	-	(630)	4,164
Asset-backed securities	75	-	(24)	51
	$125,824	$3,618	$(4,270)	$125,172

		Gross	Gross	Estimated
(Amounts in thousands)	Amortized	unrealized	unrealized	fair
December 31, 2009	cost	gains	losses	value
Equity securities	$5,400	$37	$(1,462)	$3,975
U.S. Treasury securities and obligations of U.S.
Government agencies	28,258	618	(161)	28,715
Obligations of state and political subdivisions	42,611	1,332	(62)	43,881
Corporate debt securities	9,603	-	(2,343)	7,260
Mortgage-backed securities
Agency	53,214	1,576	(47)	54,743
Non-Agency	5,947	-	(1,279)	4,668
Asset-backed securities	84	-	(38)	46
	$145,117	$3,563	$(5,392)	$143,288

At September 30, 2010, the investment portfolio contained 75 securities with $32.1 million of temporarily impaired fair value and $4.3 million in unrealized losses. This position is improved from year-end 2009 when there were 99 securities with an unrealized loss of $5.4 million and similar to the unrealized loss of  $4.2 million on 77 securities at the end of the second quarter. The investment categories with the largest unrealized losses continue to be the equity portfolio (22 securities and $1.7 million unrealized loss) and the corporate bond portfolio (9 securities and $1.7 million unrealized loss).

For securities with an unrealized loss, Management applies a systematic methodology in order to perform an assessment of the potential for “other-than-temporary” impairment.  In the case of debt securities, investments considered for “other-than-temporary” impairment: (1) had a specified maturity or repricing date; (2) were generally expected to be redeemed at par, and (3) were expected to achieve a recovery in market value within a reasonable period of time. In addition, the Bank considers whether it intends to sell these securities or whether it will be forced to sell these securities before maturity. Accordingly, the impairments identified on debt securities and subjected to the assessment at September 30, 2010 were deemed to be temporary and required no further adjustment to the financial statements.

The following table reflects temporary impairment in the investment portfolio (excluding restricted stock), aggregated by investment category, length of time that individual securities have been in a continuous unrealized loss position and the number of securities in each category as of September 30, 2010 and December 31, 2009:

	September 30, 2010
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Amounts in thousands)	Value	Losses	Number	Value	Losses	Number	Value	Losses	Number

Equity securities	$1,033	$(1,040)	2	$1,485	$(685)	20	$2,518	$(1,725)	22
U.S. Treasury securities and obligations of U.S.
Government agencies	27	-	1	6,948	(42)	17	6,975	(42)	18
Obligations of state and political subdivisions	1,328	(9)	3	302	(4)	1	1,630	(13)	4
Corporate debt securities	-	-	-	6,172	(1,713)	9	6,172	(1,713)	9
Mortgage-backed securities
Agency	10,016	(122)	11	584	(1)	1	10,600	(123)	12
Non-Agency	-	-	-	4,164	(630)	7	4,164	(630)	7
Asset-backed securities	-	-	-	53	(24)	3	53	(24)	3
Total temporarily impaired securities	$12,404	$(1,171)	17	$19,708	$(3,099)	58	$32,112	$(4,270)	75

	December 31, 2009
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Amounts in thousands)	Value	Losses	Number	Value	Losses	Number	Value	Losses	Number

Equity securities	$2,343	$(395)	7	$1,494	$(1,067)	21	$3,837	$(1,462)	28
U.S. Treasury securities and obligations of U.S.
Government agencies	63	-	3	13,411	(161)	27	13,474	(161)	30
Obligations of state and political subdivisions	1,843	(41)	6	285	(21)	1	2,128	(62)	7
Corporate debt securities	622	(1)	5	6,537	(2,342)	10	7,159	(2,343)	15
Mortgage-backed securities
Agency	10,812	(47)	9	-	-	-	10,812	(47)	9
Non-Agency	-	-	-	4,668	(1,279)	7	4,668	(1,279)	7
Asset-backed securities	-	-	-	46	(38)	3	46	(38)	3
Total temporarily impaired securities	$15,683	$(484)	30	$26,441	$(4,908)	69	$42,124	$(5,392)	99

The unrealized loss in the corporate bond portfolio of $1.7 million is concentrated in trust-preferred securities.  Trust preferred securities are typically issued by a subsidiary grantor trust of a bank holding company, which uses the proceeds of the equity issuance to purchase debt issued by the bank holding company.  Trust-preferred securities can reflect single entity issues or a group of entities (pooled trust preferred). Pooled trust preferred securities have been the subject of significant write-downs due in some cases from the default of one issuer in the pool that then impairs the entire pool. Due to the problems in the financial markets in 2009, most trust preferred securities realized a significant decline in value, but market prices have improved since the end of 2009 and the value of the Bank’s trust preferred portfolio has improved by $800 thousand since year end.  All of the Bank’s trust preferred securities are variable rate notes with long maturities (2027 – 2028) from companies that received money (and in some cases paid back) from the Troubled Asset Relief Program (TARP), continue to pay dividends and have raised capital.  At September 30, 2010, the Bank believes it will be able to collect all interest and principal due on these bonds and no other-than-temporary-impairment charges were recorded.   The following table provides additional detail about the Bank’s trust preferred securities:

Trust Preferred Securities
September 30, 2010
(Dollars in thousands)
Deal Name	Single Issuer or Pooled	Class	Amortized Cost	Estimated Fair Value	Gross Unrealized Gain (Loss)	Lowest Credit Rating Assigned	Number of Banks currently Performing	Deferrals and Defaults as % of Original Collateral	Expected Deferral/ Defaults as a Percentage of Remaining Performing Collateral

Huntington Cap Trust	Single	Preferred Stock	$927	$592	$(335)	Ba1	1	None	None
Huntington Cap Trust II	Single	Preferred Stock	871	561	(310)	B	1	None	None
BankAmerica Cap III	Single	Preferred Stock	955	691	(264)	BB	1	None	None
Wachovia Cap Trust II	Single	Preferred Stock	272	231	(41)	Baa2	1	None	None
Corestates Captl Tr II	Single	Preferred Stock	922	669	(253)	Baa1	1	None	None
Chase Cap VI JPM	Single	Preferred Stock	955	756	(199)	BBB	1	None	None
Fleet Cap Tr V	Single	Preferred Stock	970	718	(252)	Baa3	1	None	None
			$5,872	$4,218	$(1,654)

The largest unrealized loss in the mortgage-backed security (MBS) portfolio is in the non-agency private label “Alt-A” sector. Alt-A loans are first-lien residential mortgages that generally conform to traditional credit guidelines; however, loan factors such as the loan-to-value ratio, loan documentation, occupancy status or property type cause these loans not to qualify for standard underwriting programs. The Alt-A product in the Bank’s portfolio is comprised of fixed-rate products that were originated between 2003 and 2006 and were all originally rated AAA. The bonds issued in 2006, during the height of the real estate market, appear to be experiencing the highest delinquency and loss rates. The Bank’s Alt-A investments continue to experience rating declines and some experienced an increase in delinquencies and default rates, and a weakening of the underlying credit support.  All of these bonds, except two, have some type of credit support tranche remaining that will absorb any loss prior to losses at the senior tranche held by the Bank.

The Bank monitors the performance of the Alt-A investments on a regular basis and reviews delinquencies, default rates, credit support levels and various cash flow stress test scenarios. In determining the credit related loss, Management considers all principal past due 60 days or more as a loss. If additional principal moves beyond 60 days past due, it will also be considered a loss. As a result of the   analysis on the private label MBS portfolio during the first quarter of 2010, it was determined that two bonds contained losses that were considered other-than-temporary. Management determined $255 thousand was credit related and therefore, recorded an impairment charge of $255 thousand in earnings during the first quarter of 2010.  The same review process was conducted for the third quarter of 2010 and no additional impairment charges were required.

The market for private label MBS continues to be weak and Management believes that this factor accounts for a portion of the unrealized losses that is not attributable to credit issues. Management will continue to monitor these securities and it is possible that additional write-downs may occur if current loss trends continue.

The following table provides additional detail about private label mortgage-backed securities:

Private Label Mortgage Backed Securities
September 30, 2010
(Dollars in thousands)				Gross
	Orgination	Amortized	Fair	Unrealized	Collateral	Lowest Credit	Credit	OTTI
Decscription	Date	Cost	Value	Gain (Loss)	Type	Rating Assigned	Support %	Charges
RALI 2003-QS15 A1	8/1/2003	$640	$623	$(17)	ALT A	Aa2	11.37	$-
RALI 2004-QS4 A7	3/1/2004	620	610	(10)	ALT A	AAA	12.83	-
MALT 2004-6 7A1	6/1/2004	760	648	(112)	ALT A	BBB	10.54	-
RALI 2005-QS2 A1	2/1/2005	703	641	(62)	ALT A	B	7.53	-
RALI 2006-QS4 A2	4/1/2006	1,004	744	(260)	ALT A	D	-	142
GSR 2006-5F 2A1	5/1/2006	494	445	(49)	Prime	CCC	4.29	-
RALI 2006-QS8 A1	7/28/2006	573	453	(120)	ALT A	D	-	113
		$4,794	$4,164	$(630)				$255

The following table represents the cumulative credit losses on securities recognized in earnings as of September 30, 2010.

Nine Months
Ended
September 30, 2010
Balance of cumulative credit losses on securities, January 1, 2010	$-

Additions for credit losses recorded which were not previously
recognized as components of earnings	255

Balance of cumulative credit losses on securities, September 30, 2010	$255

 The Corporation and the Bank each have a portfolio of equity securities that are concentrated in bank stocks.  The stocks represent a mix of community, large regional and national bank stocks with a fair value of $2.8 million at September 30, 2010 and an unrealized loss of $1.7 million. Equity securities are assessed for other-than-temporary impairment based on the length of time of impairment, dollar amount of the impairment and general market and financial conditions relating to specific issues.  Management’s review of the equity portfolio determined two equity securities were other than temporarily impaired and an other-than-temporary impairment charge of $318 thousand was recorded at September 30, 2010.

The largest single unrealized loss in the equity portfolio is in shares of First Chester County Corporation (First Chester). The Bank owns 207,062 shares of First Chester, with a cost basis of  $10.00 per share or approximately $2.1 million and an unrealized loss of $1.0 million. The First Chester shares were acquired in 2008 when American Home Bank, N.A. (AHB) was acquired by First Chester.  Just prior to the merger date, the Corporation owned shares of AHB common stock that represented an ownership of approximately 21% of the voting stock of AHB.  On the merger date, the Corporation recorded the merger transaction with 58,000 AHB shares exchanged at $11.00 per share cash ($638 thousand) and the remaining AHB shares (299,000) exchanged for 209,000 First Chester common shares at the December 31, 2008 fair value of $10.00 per common share.

In December 2009, Tower Bancorp, Inc. (Tower) announced that it would acquire First Chester in a stock transaction. The merger agreement calls for First Chester shareholders to receive merger consideration in the form of Tower shares based upon a pre-determined exchange ratio. The exchange ratio is a variable ratio based upon the amount of First Chester’s delinquent loans on the last business day of the month prior to the date the merger is completed. The exchange ratio for Tower shares to First Chester shareholders ranges from .237 shares to .464 shares.

On September 3, 2010, Tower filed Form S-4 providing updated information about the merger and its expectation that the merger will be completed in the fourth quarter of 2010.  Tower also stated that had the merger occurred in August 2010, the exchange ratio would have been .291.  Based on this exchange ratio and Tower’s closing price of $18.78 per share on August 31, 2010, this transaction would have resulted in a loss to the Bank of $939 thousand.

As of September 30, 2010, Tower’s share price was $20.27 per share. At this price and the previously stated exchange ratio of .291, the loss to the Bank would have been $849 thousand.  Based on September 30, 2010 pricing, the loss to the Bank would have ranged from $123 thousand (.464 exchange ratio) to $1.1 million (.237 exchange ratio) pre-tax.

Tower stated that it expects to complete the merger during the fourth quarter of 2010.  Due to the fluctuation in Tower’s share price and the variable exchange ratio, the Bank is unable to accurately determine its loss at this time. Any reduction in First Chester’s delinquent loan number and, or an increase in Tower’s stock price, helps reduce the potential loss to the Bank. Likewise, an increase in First Chester’s delinquent loans and, or a decrease in Tower’s stock price will increase the potential loss to the Bank. The Bank expects to record a loss on this transaction during the fourth quarter. The amount of the loss will be determined by the pricing guidelines in the merger agreement, cannot be determined accurately at September 30, 2010 and may or may not be within the range of loss presented above.

The Bank held $6.5 million of restricted stock at September 30, 2010.  Except for $30 thousand, this investment represents stock in the FHLB, which the Bank is required to hold to be a member of FHLB, and is carried at cost of $100 per share.  In December 2008, FHLB announced it would suspend its cash dividend and the regular repurchase of excess capital stock from its members due to deterioration in its financial condition. At September 30, 2010, the Bank held approximately $821 thousand in excess FHLB stock that it would not have been required to hold prior to the suspension of the stock repurchase program. FHLB stock is evaluated for impairment primarily based on an assessment of the ultimate recoverability of its cost. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support it operations.  There is not a public market for FHLB stock and the benefits of FHLB membership (e.g., liquidity and low cost funding) add value to the stock beyond purely financial measures. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment.

Loans:

Net loans have increased $17.6 million since year-end.  Residential real estate loans, comprised of mortgage and home equity loans, have remained virtually unchanged. The Bank has originated approximately $1.3 million in mortgage loans this year through a third party brokerage agreement. The Bank collects a fee for originating these loans, but it does not retain or service the loans.  In addition, there is less demand from consumers for home equity products as the equity in their homes has decreased and they are less willing to borrow money in the uncertain economy. Due to these facts, the Bank expects its residential real estate loan portfolio to decline in future periods.

Residential real estate construction loans decreased $6.4 million from the end of 2009 to $78.3 million at September 30, 2010.  This amount is comprised of $5.5 million to individuals to build their own homes and $72.8 million to developers to construct residential homes for sale or improve land for the sale of residential building lots. These balances compare to $1.8 million to individuals and $82.8 million to developers at year-end.   The Banks exposure to residential construction loans is concentrated primarily in south central Pennsylvania. Real estate construction loans, especially land development loans, frequently provide an interest reserve in order to assist the developer during the development stage when minimal cash flow is generated. All real estate construction loans are underwritten in the same manner, regardless of the use of an interest reserve. At September 30, 2010, the Bank had $19.6 million in real estate loans funded with an interest reserve and has capitalized $1.2 million of interest from these reserves on active projects.  Real estate construction loans are monitored on a regular basis by either an independent third party inspector, or a joint effort between the Bank’s Risk Management division and the assigned loan officer depending on loan amount or complexity of the project. This monitoring process includes at a minimum, the submission of invoices and AIA documents of costs incurred by the borrower, on-site inspections, and joint signature between the Risk Management division and the loan officer for disbursement of funds.  Year-to-date, the Bank has recognized $188 thousand of interest income that was funded by interest reserve accounts.

Commercial lending activity continues to be strong and these balances have increased approximately $29.5 million since year-end. Commercial real estate loans have increased $17.4 million during the year.  Commercial, industrial and agricultural loans increased $12.2 million, primarily the result of loans to commercial customers to fund business operations (approximately $6.1 million) and loans to local municipalities (approximately $8.2 million).  During the first nine months of 2010, the Bank purchased $8.2 million of loan participations, $5.0 in commercial and industrial, $1.5 million included in commercial real estate and $1.4 million included in residential real estate construction.  The Bank expects the amount of commercial loan participations available for purchase in 2010 will be less than the $45.2 million purchased in 2009 as a result of a general slow down in commercial business activity.  At September 30, 2010, the Bank held $187.6 million in purchased loan participations.

Consumer loans have decreased by approximately $4.4 million, much of the decrease occurring in the indirect lending portfolio.  The Bank’s indirect lending portfolio is approximately $8 million, down from approximately $13 million at year-end.  With the Bank’s decision to exit this line of business in the first quarter of 2010, as well as the unwillingness of consumers to increase their debt, the consumer portfolio will continue to run-down.

The following table presents a summary of loans outstanding, by primary collateral, at:

			Change
(Amounts in thousands)	September 30, 2010	December 31, 2009	Amount	%
Residential Real Estate 1-4 Family
First liens	$142,828	$142,330	$498	0.3
Junior liens and lines of credit	60,431	61,460	(1,029)	(1.7)
Total	203,259	203,790	(531)	(0.3)
Residential real estate - construction	78,268	84,649	(6,381)	(7.5)
Commercial, industrial and agricultural real estate	301,189	283,839	17,350	6.1
Commercial, industrial and agricultural	156,216	144,035	12,181	8.5
Consumer	18,871	23,250	(4,379)	(18.8)
	757,803	739,563	18,240	2.5
Less: Allowance for loan losses	(9,598)	(8,937)	(661)	7.4
Net Loans	$748,205	$730,626	$17,579	2.4

Included in the loan balances are the following:
Net unamortized deferred loan costs	$576	$589
Unamortized discount on purchased loans	$(233)	$(286)

Loans pledged as collateral for borrowings and commitments from:
FHLB	$601,986	$578,823
Federal Reserve Bank	54,255	122,723
	$656,241	$701,546

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

Loans on the Bank’s watch list are loans that are adversely criticized/classified because the borrowers are experiencing weakening cash flow and may be paying loans with alternative sources of cash, for example, savings or the sale of unrelated assets.  If these trends continue, the Bank has an increasing likelihood that it will need to liquidate collateral for repayment.  The Bank’s watch list includes loans that may or may not be delinquent or on nonaccrual, loans that may or may not be considered impaired, and potential problem loans. Potential problem loans are loans on the watch list that represent borrowers that may or may not be able to comply with current loan terms, but excludes loans that are 90 days or more past due and nonaccrual loans. Potential problem loans were $43.2 million at September 30, 2010.  Management emphasizes early identification and monitoring of these loans to proactively minimize any risk of loss.

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

Loan quality, as measured by nonperforming loans, is slightly worse than at year-end 2009 as nonperforming loans increased from $18.3 million at year-end 2009, to $19.2 million at September 30, 2010. However, nonperforming loans have decreased slightly from $20.3 million at June 30, 2010. The ratio of nonperforming loans to total gross loans increased from 2.47% at the end of 2009 to 2.53% at September 30, 2010. A charge-off of $554 thousand on a residential real estate construction loan contributed to the decline in nonaccrual loans since year-end. Likewise, consumers continue to struggle with the lingering effects of the recession as overall residential mortgage delinquencies continue to increase. Management expects the trend of increasing delinquencies to continue during 2010.

The following table presents a summary of nonperforming assets:

(Dollars in thousands)	9/30/2010	12/31/2009

Nonaccrual loans
Residential Real Estate 1-4 Family
First Liens	$1,122	$345
Junior Liens and Lines of Credit	121	-
Total	1,243	345
Residential Real Estate - Construction	6,490	4,040
Commercial, Industrial and Agricultural Real Estate	5,936	5,654
Commercial, Industrial and Agricultural	75	124
Consumer	13	30
Total nonaccrual loans	$13,757	$10,193

Loans past due 90 days or more and not included above
Residential Real Estate 1-4 Family
First Liens	$1,202	$3,060
Junior Liens and Lines of Credit	772	494
Total	1,974	3,554
Residential Real Estate - Construction	1,458	1,426
Commercial, Industrial and Agricultural Real Estate	842	1,926
Commercial, Industrial and Agricultural	1,044	960
Consumer	85	195
Total loans past due 90 days or more and still accruing	5,403	8,061
Total nonperforming loans	19,160	18,254
Repossessed assets	5	18
Foreclosed real estate	308	642
Total nonperforming assets	$19,473	$18,914

Nonperforming loans to total gross loans	2.53%	2.47%
Nonperforming assets to total assets	2.01%	1.93%
Allowance for loan losses to nonperforming loans	50.09%	48.96%

Impaired loans	$24,839	$18,123
Impaired loans with an allowance for loss	$24,232	$12,833
Allowance for loss on impaired loans	$5,759	$4,890

Troubled debt restructurings	$662	$-

The majority of the nonaccrual loan balance is comprised of four loan relationships totaling $11.8 million. The following table provides additional information on the most significant nonaccrual accounts:

Significant Nonaccrual Loans September 30, 2010

(Dollars in thousands)
	Orgin.		ALL	Nonaccrual
	Date	Balance	Reserve	Date	Collateral	Location

Borrower 1
Residential real estate construction and development , 1-4 family	2006	$2,944	$1,095	2009	1st lien residential building lots 2nd & 3rd lien single family residential rental property	PA MD

Borrower 2
Agricultural 4 separate notes	2004 - 2006	1,675	163	2009	1st and 2nd lien on agricultural real estate, farm equipment, livestock and a 70% FSA guarantee on a $381 note	PA

Borrower 3
Manufacturing 3 separate notes	2009	3,813	2,105	2009	1st lien commercial real estate, equipment and other business assets	PA

Borrower 4
Residential real estate construction and development , 1-4 family 18 separate notes	2007 - 2009	3,412	341	2010	Joint and several liability of principals	N/A

		$11,844	$3,704

Three of these relationships (borrowers 1 – 3) remained relatively unchanged from year-end. These loans include a residential real estate development loans ($2.9 million), one agricultural loan ($1.7 million) and one manufacturing loan ($3.8 million). These loans are all secured, in part, by some type of real estate collateral. In addition, specific reserves have been established against these loans to cover 100% of estimated losses. Management continues to pursue numerous workout options on these credits in an effort to minimize any loss. One credit has been removed from this list compared to June 30, 2010 as a result of the previously mentioned third quarter charge-off. In addition to the charge-off, the Bank received a partial payment on this credit and moved $49 thousand to OREO. This property recently sold and the Bank expects a recovery in excess of the OREO cost.

Borrower 4 is in the business of providing interim construction financing, primarily for modular homes. The Bank is one of a number of financial institutions that have separately provided financing for this business. Despite filing for bankruptcy at the end of the first quarter of 2010, the account was current and performing until it was placed on nonaccrual status in the second quarter.  The Bank has joint and several liability against the principals of the business who have substantial net worth. During the third quarter, a financing package was prepared by a group of lenders and submitted to the bankruptcy court for approval.  This financing package, if approved, is expected to payoff the Bank’s position with minimal loss expected.  Based upon Management’s assessment of the bankruptcy plan and the principals’ personal net worth, it believes that the Bank’s loss will be limited. The Bank is uncertain when the bankruptcy plan and new financing may be approved and it continues to monitor its risk of loss on this account.

The balance of loans 90 days or more past due and still accruing has declined since year-end 2009 as loans have moved to nonaccrual status. Residential real estate construction is the only loan category to show an increase over year-end.  The Bank expects more of the 90-day plus loans to move to nonaccrual status by year-end. The Bank holds $308 thousand of foreclosed real estate, comprised of four loans by residential real estate property.

The following table provides additional information on the foreclosed real estate:

Foreclosed Real Estate
September 30, 2010

(Dollars in thousands)	Date
	Acquired	Balance	Collateral	Location

Property 1	2009	$91	4 residential building lots	PA
Property 2	2009	138	residential property	PA
Property 3	2010	30	residential property	PA
Property 4	2010	49	unimproved residential real estate	DE
		$308

A loan is considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all interest and principal payments due according to the originally contracted terms of the loan agreement. Impaired loans totaled $24.8 million at September 30, 2010. Additional information on impaired loans is included in the nonperforming loan table.

A loan is considered a troubled debt restructuring if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider.  The Bank has one loan classified as a troubled debt restructuring for $662 thousand.  The loan is currently in compliance with its modified terms.  The bank has not performed any type of loan workout where it has restructured an existing loan into multiple new loans.

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

Management monitors the adequacy of the allowance for loan losses on an ongoing basis and reports its adequacy quarterly to the Credit Risk Oversight Committee of the Board of Directors. Management believes that the ALL at September 30, 2010 is adequate.

During the first nine months of 2010, $1.9 million was added to the allowance for loan losses (ALL) thorough the provision for loan loss expense.  The provision expense was $2.7 million for the same period in 2009.  Year-to-date, the net increase in the ALL was $661 thousand. Management has continued to add to the ALL to account for continued loan growth and increasing delinquency levels.  The ALL as a percentage of loans increased to 1.27% at September 30, 2010 from 1.21% at the December 31, 2009.

Charged-off loans usually result from: (1) a borrower being legally relieved of loan repayment responsibility through bankruptcy, (2) insufficient collateral sale proceeds to repay a loan; or (3) the borrower and/or guarantor does not own other marketable assets that, if sold, would generate sufficient sale proceeds to repay a loan.

The Bank recorded net loan charges-off of $1.2 million for the first nine months of both 2010 and 2009. Both gross charge-off and recoveries are nearly the same as the prior year, but the activity was spread across more sectors of the loan portfolio. During the third quarter of 2010, the Bank record a $554 thousand charge-off of a nonaccrual loan in the residential real estate construction sector.  The annualized net loan charge-off ratio of .21% is only slightly better than the 2009 nine-month ratio of .23% and the ratio of .26% for all of 2009.

The following table presents an analysis of the allowance for loan losses:

			Twelve Months
	Nine Months Ended		Ended
	September 30		12/31/2009
(Dollars in thousands)	2010	2009

Balance at beginning of year	$8,937	$7,357	$7,357
Charge-offs:
Residential Real Estate 1-4 Family
First Liens	(34)	-	-
Junior Liens and Lines of Credit	(140)	(94)	(94)
Total	(174)	(94)	(94)
Residential real estate - construction	(573)	(350)	(724)
Commercial, Industrial and Agricultural Real Estate	(115)	-	(63)
Commercial, Industrial and Agricultural	(209)	(474)	(567)
Consumer	(355)	(502)	(681)
Total charge-offs	(1,426)	(1,420)	(2,129)

Recoveries:
Residential Real Estate 1-4 Family
First Liens	14	20	25
Junior Liens and Lines of Credit	2	-	-
Total	16	20	25
Residential real estate - construction	9	-	-
Commercial, Industrial and Agricultural Real Estate	17	-	-
Commercial, Industrial and Agricultural	59	60	62
Consumer	111	148	184
Total recoveries	212	228	271
Net charge-offs	(1,214)	(1,192)	(1,858)
Provision for loan losses	1,875	2,663	3,438
Balance at end of period	$9,598	$8,828	$8,937

Ratios:
Annualized net loans charged-off as a percentage of average loans	0.21%	0.23%	0.26%
Net loans charged-off as a percentage of the provision for loan losses	64.75%	44.76%	54.04%
Allowance as a percentage of loans	1.27%	1.20%	1.21%

Other Assets:

Other intangible assets are comprised of a core deposit intangible and a customer list and are being amortized over the estimated useful life of the asset.

Deposits:

Total deposits decreased $11.6 million during the first nine months of 2010 to $726.8 million. Non-interest bearing deposits increased $9.4 million, while savings and interest-bearing checking deposits increased $47.8 million and time deposits decreased $68.8 million. The majority of the increase in non-interest bearing accounts came in commercial checking accounts, small business checking accounts and state/municipal checking accounts.   The Bank’s Money Management product increased $45.7 million due in part to a promotion in selected markets and higher consumer savings levels, with $24 million of the increase from commercial deposits and $22 million from retail deposits.  Retail time deposits decreased since year-end, as customers moved funds to more liquid accounts, while brokered CDs declined $40 million due primarily to $25 million in year-end 2009 funding that matured in the first quarter of 2010 and $15 million in other scheduled maturities.  As of September 30, 2010, the Bank had $14.0 million in CDARS reciprocal deposits included in brokered time deposits.

The following table presents a summary of deposits outstanding at:

			Change
(Amounts in thousands)	9/30/2010	12/31/2009	Amount	%
Demand, noninterest-bearing	$87,114	$77,675	$9,439	12.2

Interest-bearing checking	98,119	97,636	483	0.5
Savings:
Money market accounts	289,264	243,600	45,664	18.7
Passbook and statement savings	48,641	46,986	1,655	3.5
Total savings and interest checking	436,024	388,222	47,802	12.3

Time deposits:
Non-brokered	179,000	207,338	(28,338)	(13.7)
Brokered	24,661	65,130	(40,469)	(62.1)
Total time deposits	203,661	272,468	(68,807)	(25.3)

Total deposits	$726,799	$738,365	$(11,566)	(1.6)

Overdrawn deposit accounts reclassified as loan balances	$145	$183

Borrowings:

The balance of securities sold under agreements to repurchase, which are accounted for as collateralized financings, decreased $1.3 million from year-end and the long-term debt from the FHLB decreased $3.3 million due to scheduled amortization and maturities.

Shareholders’ Equity:

Total shareholders’ equity increased $3.5 million to $82.2 million at September 30, 2010, compared to $78.8 million at the end of 2009.  The increase in retained earnings from the Corporation’s net income of $5.9 million was partially offset by the cash dividend of $3.1 million. The Corporation’s dividend payout ratio of 52.9%, is less than the 64.4% ratio for the first nine months of 2009 and the total payout ratio of 62.9% in 2009.  As capital levels become increasingly important during this difficult economic period, the Corporation decided to maintain its current dividend rate for 2010 as a sign of confidence to its shareholders. Management views the dividend payout as a critical piece of its capital management plan.  Additionally, the Corporation is currently exploring other sources of capital as part of its capital management plan for the Corporation and the Bank.  The Corporation did not repurchase any shares of the Corporation’s common stock during the first nine months of 2010.

Effective September 30, 2010, the Corporation amended its dividend reinvestment plan for shareholders electing to purchase additional shares of the Corporation’s common stock by reinvesting cash dividends paid on their shares or through optional cash payments.  Under the amended plan, the Corporation has modified the minimum and maximum amounts that may be invested pursuant to the voluntary cash payment option under the plan, provided for the investment of voluntary cash payments as frequently as weekly, permitted participants to make voluntary cash payments via direct draft (ACH transfer); and modified the formula for determining the purchase price with respect to shares purchased under the plan directly from the Corporation. The Corporation also authorized an additional one million (1,000,000) shares of common stock.  The Corporation has been pleased with the initial response to the amended plan.

Capital adequacy is currently defined by regulatory agencies through the use of several minimum required ratios.  At September 30, 2010, the Corporation was well capitalized as defined by the banking regulatory agencies.  Regulatory capital ratios for the Corporation and the Bank are shown below:

			Regulatory Ratios
				Well Capitalized
	September 30, 2010	December 31, 2009	Minimum	Minimum
Total Risk Based Capital Ratio (1)
Franklin Financial Services Corporation	11.26%	10.89%	8.00%	n/a
Farmers & Merchants Trust Company	10.80%	10.45%	8.00%	10.00%

Tier 1 Capital Ratio (2)
Franklin Financial Services Corporation	10.02%	9.69%	4.00%	n/a
Farmers & Merchants Trust Company	9.55%	9.25%	4.00%	6.00%

Leverage Ratio (3)
Franklin Financial Services Corporation	7.80%	7.50%	4.00%	n/a
Farmers & Merchants Trust Company	7.41%	7.13%	4.00%	5.00%

(1)Total risk-based capital / total risk-weighted assets, (2)Tier 1 capital / total risk-weighted assets, (3) Tier 1 capital / average quarterly assets

Economy

The Corporation’s primary market area includes Franklin, Fulton, Cumberland and Huntingdon County, PA.  This area is diverse in demographic and economic makeup.  County populations range from a low of approximately 15,000 in Fulton County to over 230,000 in Cumberland County.  At September 30, 2010, the unemployment rate for Pennsylvania was 9.0% and the national rate was 9.6%, while the unemployment rate in the Corporation’s market area ranged from 7.3% in Cumberland County to 12.1% in Fulton County.  The unemployment rates for the Bank’s market area have increased over the last three years along with state and national rates. As the recession lingers, housing prices are down over prior year, while mortgage delinquencies are consistent from the end of 2009.  However, there has been an improvement in building permits issued in 2010 versus 2009.

The following table presents economic data:
Economic Data

	9/30/2010	12/31/2009
Unemployment Rate (seasonally adjusted)
Market area range (1)	7.3 - 12.1%	6.8 - 14.4%
Pennsylvania	9.0%	8.1%
United States	9.6%	9.3%

Housing Price Index - year over year change
PA, nonmetropolitan statistical area	-4.5%	-3.3%
United States	-4.9%	-4.4%

Franklin County Building Permits - year over year change
Residential, estimated	5.5%	-30.0%
Multifamily, estimated	32.4%	-38.9%

Mortgage Delinquency
Market area range (1)	2.2 - 3.9%	2.0 - 3.7%
National	5.70%	5.60%

(1) Franklin, Cumberland, Fulton and Huntingdon Counties

Unlike many companies, the assets and liabilities of the Corporation are financial in nature. As such, interest rates and changes in interest rates may have a more significant effect on the Corporation’s financial results than on other types of industries. Because of this, the Corporation watches the actions of the Federal Reserve Open Market Committee (FOMC) as it makes decisions about interest rate changes. The Fed continued to hold the fed funds target rate steady at .25% in the first nine months of 2010.  The effort by the Federal Reserve to reduce short-term rates has had a negative effect on the Corporation’s net interest margin.  If rates continue to remain low, it is unlikely that the net interest margin will improve significantly in 2010 or 2011.

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

•	FDIC assessments will be based on bank assets rather than domestic deposits.
•	FDIC insurance limits have been permanently increased to $250,000.
•	Unlimited deposit insurance coverage for noninterest bearing transaction accounts has been extended for two years through the Transaction Account Guarantee program.
•	New trust preferred securities issued by bank holding companies no longer qualify as Tier 1 capital.
•	Loan originators must now retain 5% of any loan they sell or securitize, except for mortgages that meet low-risk standards, yet to be developed.
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

Historically, the Corporation has satisfied its liquidity needs from earnings, repayment of loans and amortizing investment securities, maturing investment securities, loan sales, deposit growth and its ability to access existing lines of credit.  All investments are classified as available for sale; therefore, securities that are not pledged as collateral for borrowings are an additional source of readily available liquidity, either by selling the security or, more preferably, to provide collateral for additional borrowing.  At September 30, 2010, the Bank had approximately $117 million (fair value) of its investment portfolio pledged as collateral.  Another source of liquidity for the Bank is a line of credit with the FHLB. At September 30, 2010, the Bank had approximately $131 million available on this line of credit. The FHLB system has always been a major source of funding for community banks. The capital level of the FHLB, and the entire FHLB system, has been strained due to the declining value of mortgage related assets. The FHLB has implemented steps to improve its capital position that included a suspension of its dividend and an end to its practice of regularly redeeming members’ stock. Both of these actions are not favorable to the Bank. There are no indicators that lead the Bank to believe the FHLB will discontinue its lending function. If that were to occur, it would have a negative effect on the Bank and it is unlikely that the Bank could replace the level of FHLB funding in a short time. Another action that may be considered by FHLB to increase its capital is to have a capital call on its member banks. This would require the member banks to invest more capital into the FHLB when most banks would prefer not make such an investment.

In addition, the Bank has $26 million in unsecured lines of credit at three correspondent banks and approximately $39 million in funding available at the Federal Reserve Discount Window.  The Bank also has the ability to access other funding sources including wholesale borrowings and brokered CDs.  The Bank’s ability to access brokered CDs could be negatively affected if its capital level was to fall below “well capitalized.”

Off Balance Sheet Commitments and Contractual Obligations

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk.  These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments.  Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation.  Unused commitments and standby letters of credit totaled $228.5 million and $219.1 million, respectively, at September 30, 2010 and December 31, 2009.

The Corporation has entered into various contractual obligations to make future payments.  These obligations include time deposits, long-term debt, operating leases, deferred compensation and pension payments.  These amounts have not changed materially from those reported in the Corporation’s 2009 Annual Report on Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the Corporation’s exposure to market risk during the three months ended September 30, 2010. For more information on market risk refer to the Corporation’s 2009 Annual Report on Form 10-K.

Item 4.  Controls and Procedures

Evaluation of Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2010, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Changes in Internal Controls

There were no changes during the nine months ended September 30, 2010 in the Corporation’s internal control over financial reporting which materially affected, or which are reasonably likely to affect, the Corporation’s internal control over financial reporting.

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

Item 1A. Risk Factors
There were no material changes in the Corporation’s risk factors during the nine months ended September 30, 2010. For more information, refer to the Corporation’s 2009 Annual Report on Form 10-K.

Item 2.   Unregistered  Sales of Equity Securities and Use of Proceeds
The Corporation announced a stock repurchase plan on July 8, 2010 to repurchase up to 100,000 shares of the Corporation’s common stock over a 12 month time period. There were no shares purchased in 2010.

The Corporation did not issue any unregistered equity securities during the quarter ended September 30, 2010.

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

Franklin Financial Services Corporation

November 8, 2010	/s/ William E. Snell, Jr.
William E. Snell, Jr.
President and Chief Executive Officer
(Authorized Officer)

November 8, 2010	/s/ Mark R. Hollar
Mark R. Hollar
Treasurer and Chief Financial Officer
(Principal Financial Officer)