Form 10-K
period 2010-12-31
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2011-03-11
CIK 723646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

The aggregate market value of the 3,571,040 shares of the Registrant’s common stock held by nonaffiliates of the Registrant as of June 30, 2010 based on the price of such shares was $63,207,408.

There were 3,931,930 outstanding shares of the Registrant’s common stock as of February 28, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive annual proxy statement to be filed, pursuant to Reg. 14A within 120 days after December 31, 2010, are incorporated into Part III.

FRANKLIN FINANCIAL SERVICES CORPORATION
FORM 10-K

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

The Corporation’s common stock is not actively traded in the over-the-counter market. The Corporation’s stock is listed under the symbol “FRAF” on the OTC Bulletin Board, an automated quotation service. The Corporation’s Internet address is www.franklinfin.com. Electronic copies of the Corporation’s 2010 Annual Report on Form 10-K are available free of charge by visiting the “Investor Information” section of www.franklinfin.com. Electronic copies of quarterly reports on Form 10-Q and current reports on Form 8-K are also available at this Internet address. These reports are posted as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission (SEC).

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

Consumer loans are comprised of direct, indirect (primarily automobile) and unsecured personal lines of credit. However, the Bank discontinued its indirect lending activities in 2010. The Bank’s mortgage loans include long-term loans to individuals and to businesses secured by mortgages on the borrower’s real property. Construction loans are made to finance the purchase of land and the construction of residential and commercial buildings thereon, and are secured by mortgages on real estate. Commercial loans are made to businesses of various sizes for a variety of purposes including construction, property, plant and equipment, and working capital. Commercial loans also include loans to government municipalities. Commercial lending is concentrated the Bank’s primary market but also includes purchased loan participations originated primarily in south-central Pennsylvania. In certain situations, the Bank acquires properties through foreclosure on delinquent mortgage loans. The Bank holds these properties at their fair value at the date of foreclosure until such time as they are sold.

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

The Corporation’s primary market area continues to be affected by the recession, as has most of the country. Despite the negative affects of the recession on the economy, the Corporation has continued to provide community-banking services as it has for over 100 years. Commercial lending activity was steady in 2010, but consumer lending activity has slowed as consumer customers have reduced their borrowing. However, the Bank continues to lend money to credit worthy customers. Consumer lending and mortgage lending is expected to be down in 2011. The Bank stopped making indirect consumer loans in 2010 and this action is expected to substantially decrease the balance of consumer loans by year-end 2011. Likewise, it is expected that the number of commercial loan participations available for purchase will be lower in 2011. However, the Bank does expect lending activity to continue, but at a slower rate until consumer confidence increases. For more economic information about the Corporation’s market area, see the Economy discussion in Item 7, Management’s Discussion and Analysis.

With short-term interest rates at very low levels during 2010 and the financial uncertainty of the recession, consumers have moved deposits to short-term liquid deposit products. As a result, the Bank has experienced a reduction in longer-term certificates of deposit and an increase in money management accounts. Until short-term rates increase and the economy begins to recover, the Bank expects that customers will continue to prefer shorter, liquid deposits and certificates of deposit will decline.

The recession has resulted in a growing amount of nonperforming loans. Commercial nonperforming loans have increased as businesses have seen their sales reduced during the recession and real estate developers have become delinquent as a result of little or no sales during the past two years. In turn, workers have seen job layoffs or pay reductions and consequently more consumer loan delinquencies. Until business activity starts to recover and consumers feel confident in their employment situation, it is expected that nonperforming loans, both commercial and consumer, will continue to increase.

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

Competition

The Corporation and its banking subsidiary operate in a highly competitive environment. The principal market of F&M Trust is in south central Pennsylvania, primarily the counties of Franklin, Cumberland, Fulton and Huntingdon. There are approximately 26 competing commercial banks that have offices within the Corporation’s primary market area. These banks range from large regional banks to independent community banks. In addition, credit unions, savings and loan associations, mortgage banks, brokerage firms and other competitors with only an Internet site are present in the market. The Bank has 25 community offices and approximately 10% of the total deposits, ranking it third in its market region. The majority of the Bank’s loan and deposit customers are in Franklin County. There are 7 commercial bank competitors in Franklin County and the Bank has approximately 26% of the deposit market share.

Because of increasing competition, profit margins in the traditional banking business of lending and gathering deposits have declined and many nonbanking institutions offer services similar to those offered by the Bank. Some competitors have access to resources (e.g., financial and technological) that are unavailable to the Bank, thereby creating a competitive disadvantage for the Bank in terms of product and service pricing and delivery. The Bank utilizes various strategies including its long history of local customer service and convenience as part of a relationship management culture, a wide variety of products and services and, to a lesser extent, the pricing of loans and deposits, to compete. F&M Trust is the largest financial institution headquartered in Franklin County and had total assets of approximately $951.9 million on December 31, 2010.

Staff

As of December 31, 2010, the Corporation and its banking subsidiary had 263 full-time equivalent employees. The officers of the Corporation are employees of the Bank. Most employees participate in pension, incentive compensation plans, 401(k) plan and employee stock purchase plans and are provided with group life and health insurance. Management considers employee relations to be excellent.

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

The Bank is a state chartered bank that is not a member of the Federal Reserve System, and its deposits are insured (up to applicable limits) by the Federal Deposit Insurance Corporation (FDIC). Accordingly, the Bank’s primary federal regulator is the FDIC, and the Bank is subject to extensive regulation and examination by the FDIC and the Pennsylvania Department of Banking. The Bank is also subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. The Bank is subject to extensive regulation and reporting requirements in a variety of areas, including helping to prevent money laundering, to preserve financial privacy, and to properly report late payments, defaults, and denials of loan applications. The Community Reinvestment Act requires the Bank to help meet the credit needs of the entire community where the Bank operates, including low and moderate-income neighborhoods. The Bank’s rating under the Community Reinvestment Act, assigned by the FDIC pursuant to an examination of the Bank, is important in determining whether the bank may receive approval for, or utilize certain streamlined procedures in, applications to engage in new activities. The Bank’s present CRA rating is “satisfactory.” Various consumer laws and regulations also affect the operations of the Bank. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

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

Prompt Corrective Action Rules

The federal banking agencies have regulations defining the levels at which an insured institution would be considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” The applicable federal bank regulator for a depository institution could, under certain circumstances, reclassify a “well-capitalized” institution as “adequately capitalized” or require an “adequately capitalized” or “undercapitalized” institution to comply with supervisory actions as if it were in the next lower category. Such a reclassification could be made if the regulatory agency determines that the institution is in an unsafe or unsound condition (which could include unsatisfactory examination ratings). At December 31, 2010, the Corporation and the Bank each satisfied the criteria to be classified as “well capitalized” within the meaning of applicable regulations.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the President signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank). This legislation is one of the most comprehensive reform bills ever introduced to the financial services industry. Financial service providers from small community banks to the largest Wall Street firms will be affected by this legislation. Many of aspects of this Act will take effect over several years and the Corporation is still reviewing the details of the Act. At this time, it is difficult to predict the extent to which each component of Dodd-Frank will affect the Corporation. However, it is likely that the Act will impose a greater regulatory burden on the Corporation and increase its cost of compliance. Some of the key provisions included in Dodd-Frank that are likely to affect the Corporation are:

Consumer Financial Protection Bureau (CFPB).  The CFPB has been created to set rules and regulations regarding consumer lending activities. Banks with less than $10 billion in assets are exempt from examination by the CFPB, but the CFPB can require community banks to submit any information it requests for review. The CFPB will also require new disclosure requirements for all banks.

FDIC Insurance. Changes include permanently increasing the insurance limit to $250,000, changing the assessment base from a deposit-based calculation to an asset-based calculation, and extending unlimited FDIC insurance on certain non-interest bearing depository accounts through December 31, 2012.

Corporate Checking.  The prohibition against paying interest on corporate checking accounts has been lifted effective July 21, 2011. The Bank is currently researching the best way to take advantage of this change. The Bank currently has $51 million in a sweep Repo that currently it uses, for all intents and purposes, to pay interest on corporate checking accounts. The net effect on interest expense cannot currently be determined, but will be dependent on the type of product developed and customers’ response to it. Any reduction in the Repo product balance will improve the Bank’s liquidity by freeing up securities used as collateral.

Debit Card Fees.  The Durbin Amendment to Dodd-Frank requires that the amount of any interchange fee charged by a debit card issuer must be reasonable and proportional to the cost incurred by the issuer. The Federal Reserve is charged with establishing standards for reasonable and proportional fees. This price regulation applies only to banks with assets greater than $10 billion; however, the Bank expects market forces to push the regulated prices down to all banks, potentially reducing the Bank’s fee income substantially.

Mortgage Licensing.  Residential mortgage loan originators must register with the Nationwide Mortgage Licensing System and Registry. This registry is a database created by the states to support the licensing of mortgage originators. Employees of agency-related institutions must register prior to originating residential mortgage loans. This requirement will increase compliance costs for the Corporation.

Appraisals.  New appraisal guidance sets forth the minimum regulatory standard for appraisals. It requires institutions to utilize strong internal controls to ensure reliable appraisals and evaluations to monitor and periodically update valuations of collateral for existing real estate loans. This is expected to increase compliance costs for the Corporation.

Compensation.  At least once every three years, companies must conduct a non-binding shareholder vote (say-on-pay) to approve the compensation of the CEO and the company’s “named executive officers”. At least once every 6 years, shareholders must also vote on whether to hold the non-binding vote on executive compensation every 1,2, or 3 years. Additionally, banking regulators have established guidance that prohibits incentive-based compensation arrangements that encourage inappropriate risks that could lead to material financial loss to the institution. Bank compensation plans will be required to be submitted to the appropriate regulator for review and monitoring of compliance. This is expected to increase compliance costs for the Corporation.

FDIC Insurance

The Bank is a member of the Deposit Insurance Fund (DIF), which is administered by the FDIC. The FDIC insures deposit accounts at the Bank, generally up to a maximum of $250,000 for each separately insured depositor. In addition, The Dodd-Frank Act, signed July 21, 2010, extends unlimited FDIC insurance to non-interest bearing transaction accounts through December 31, 2012. Prior to Dodd-Frank, certain transaction accounts were provided unlimited insurance until December 31, 2010 through the FDIC’s Transaction Account Guarantee Program (TAGP). Under TAGP, Banks paid an additional fee to provide unlimited coverage. Under Dodd-Frank, the assessment for unlimited coverage will be included as part of the Bank’s regular assessment rate.

The FDIC charges a premium to depository institutions for deposit insurance. This rate is based on the risk category of the institution and the total premium is calculated based on total deposits. As of December 31, 2010, the Bank’s assessment rate was approximately 15 basis points. The Dodd-Frank Act requires the assessment base to be changed from total deposits to an assessment method based on average total assets less average tangible equity. The change to the new assessment base will take affect for the quarter beginning April 1, 2011. The Bank does not expect its 2011 FDIC premium to change substantially as a result of the new calculation methodology.

In May 2009, the FDIC implemented a special assessment on insured depository institutions. The Bank accrued $450 thousand for the assessment as of June 30, 2009 and it was collected on September 30, 2009.

On September 29, 2009, the FDIC adopted an Amended Restoration Plan to allow the DIF to return to its statutorily mandated minimum reserve ratio of 1.15 % within 8 years. At the same time, the FDIC adopted higher risk-based assessment rates effective beginning January 1, 2011. It also imposed a prepaid assessment on insured institutions payable December 30, 2009 that required insured institutions to prepay their estimated quarterly risk-based assessment for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The Bank paid an assessment of approximately $4.0 million on December 30, 2009 and it was recorded as a pre-paid asset that will be recognized through 2012 or until it is depleted, whichever is earlier.

Despite these actions in 2009 to recapitalize the DIF, Dodd-Frank established a new minimum DIF ratio set at 1.35% of estimated insured deposits. The FDIC is required to attain this ratio by September 30, 2020 and its efforts to achieve this ratio could greatly influence future premium rates.

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

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature from 2017 to 2019. At December 31, 2010, the Bank’s annualized FICO assessment was approximately 1 basis point of total deposits.

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

Risk Factors Relating to the Corporation

A focus on real estate related loans may increase the risk of substantial credit losses.

The Bank offers a variety of loan products, including residential mortgage, consumer, construction and commercial loans. The Bank requires real estate as collateral for many of its loans. At December 31, 2010, approximately 79% of its loans were secured by real estate. Loans to fund residential real estate construction are 11% of total loans; loans secured by residential real estate are 27% of the total, and commercial, industrial and agricultural real estate loans total 41% of the total loan portfolio. These real estate loans are located primarily in the Bank’s market area of south central Pennsylvania. Real estate values tend to follow changes in general economic cycles. As a result, if a loan becomes delinquent as the result of an economic downturn and the Bank becomes dependent on the real estate collateral as a source of repayment, it is likely that the value of the real estate collateral has also declined. A decline in real estate values means it is possible that the real estate collateral may be insufficient to cover the outstanding balance of a delinquent or foreclosed loan, resulting in a loss to the Bank. In addition, the real estate collateral is concentrated in a small market area of south central Pennsylvania. As a result, localized events that affect real estate prices and collateral values could have a more negative affect on the Bank as compared to other competitors with a more geographically diverse portfolio. As the Bank grows, it is expected that the percentage of real estate loans, specifically commercial real estate, will grow. Risk of loan default is unavoidable in the banking industry, and Management tries to limit exposure to this risk by carefully monitoring the amount of loans in specific industries and by exercising prudent lending practices and securing appropriate collateral. However, this risk cannot be eliminated and substantial credit losses could result in reduced earnings or losses.

The allowance for loan losses may prove to be insufficient to absorb inherent losses in our loan portfolio.

The Bank maintains an allowance for loan losses that Management believes is appropriate to provide for any inherent losses in the loan portfolio. The amount of the allowance is determined through a periodic review and consideration of several factors, including an ongoing review of the quality, size and diversity of our loan portfolio; evaluation of nonperforming loans; historical loan loss experience; and the amount and quality of collateral, including guarantees, securing the loan.

Although Management believes the loan loss allowance is adequate to absorb inherent losses in the loan portfolio, such losses cannot be predicted and the allowance may not be adequate. Excess loan losses could have a material adverse effect on the Bank’s financial condition and results of operations.

The Bank’s lending limit is smaller than many of our competitors, which affects the size of the loans it can offer customers.

The Bank’s lending limit is approximately $12.2 million. Accordingly, the size of the loans that can be offered to potential customers is less than the size of loans that many of our competitors with larger lending limits can offer. This limit affects the Bank’s ability to seek relationships with larger businesses in its market area. Loan amounts in excess of the lending limits can be accommodated through the sale of participations in such loans to other banks. However, there can be no assurance that the Bank will be successful in attracting or maintaining customers seeking larger loans or that it will be able to engage in participation of such loans or on terms favorable to the Bank.

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

Risk Factors Relating to the Common Stock

There is a limited trading market for the Corporation’s common stock.

There is currently only a limited public market for the Corporation’s common stock. It is listed on the OTC Bulletin Board, an automated quotation service, under the symbol “FRAF.” Because it is thinly traded, you may not be able to resell your shares of common stock for a price that is equal to the price that you paid for your shares. The Corporation has no plans to apply to have its common stock listed for trading on any stock exchange or the NASDAQ market.

The Bank’s ability to pay dividends to the Corporation is subject to regulatory limitations that may affect the Corporation’s ability to pay dividends to its shareholders.

As a holding company, the Corporation is a separate legal entity from the Bank and does not have significant operations of its own. It currently depends upon the Bank’s cash and liquidity to pay dividends to its shareholders. The Corporation cannot assure you that in the future the Bank will have the capacity to pay dividends to the Corporation. Various statutes and regulations limit the availability of dividends from the Bank. It is possible; depending upon the Bank’s financial condition and other factors, that the Bank’s regulators could assert that payment of dividends by the Bank to the Corporation would constitute an unsafe or unsound practice. In the event that the Bank is unable to pay dividends to the Corporation, the Corporation may not be able to pay dividends to its shareholders.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Corporation’s headquarters is located in the main office of F&M Trust at 20 South Main Street, Chambersburg, Pennsylvania. This location also houses a community banking office as well as operational support services for the Bank. The Corporation owns or leases thirty-six properties in Franklin, Cumberland, Fulton and Huntingdon Counties, Pennsylvania as described below:

Property	Owned	Leased
Community Banking Offices	18	7
Remote ATM Sites	2	5
Other Properties	3	1

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

Item 4. (Removed and Reserved)

Part II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market and Dividend Information

The Corporation’s common stock is not actively traded in the over-the-counter market. The Corporation’s common stock is listed under the symbol “FRAF” on the OTC Bulletin Board, an automated quotation service. Current price information is available from account executives at most brokerage firms as well as the registered market makers of Franklin Financial Services Corporation common stock as listed below under Shareholders’ Information.

The range of high and low bid prices is shown in the following table for the years 2010 and 2009, as well as cash dividends declared for those periods. The bids reflect interdealer quotations, do not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions. The closing price of Franklin Financial Services Corporation common stock recorded from an actual transaction on December 31, 2010 was $18.25. The Corporation had 2,095 shareholders of record as of December 31, 2010.

Market and Dividend Information
Bid Price Range Per Share

	2010			2009
(Dollars per share)	High	Low	Dividends Declared	High	Low	Dividends Declared
First quarter	$17.00	$15.19	$0.27	$19.00	$14.00	$0.27
Second quarter	18.75	16.75	0.27	17.50	14.50	0.27
Third quarter	17.50	16.50	0.27	17.00	15.75	0.27
Fourth quarter	18.40	16.50	0.27	20.50	15.46	0.27
			$1.08			$1.08

For limitations on the Corporation’s ability to pay dividends, see “Supervision and Regulation —  Regulatory Restrictions on Dividends” in Item 1 above.

The information related to equity compensation plans is incorporated by reference to the materials set forth under the heading “Executive Compensation — Compensation Tables” in the Corporation’s Proxy Statement for the 2011 Annual Meeting of Shareholders.

Common Stock Repurchases:

The Corporation announced a stock repurchase plan on July 8, 2010 to repurchase up to 100,000 shares of the Corporation’s common stock over a twelve month time period ending on July 8, 2011. The common shares of the Corporation will be purchased in the open market or in privately negotiated transactions. The Corporation uses the repurchased common stock (Treasury stock) for general corporate purposes including stock dividends and splits, employee benefit and executive compensation plans, and the dividend reinvestment plan. There were no shares repurchased in 2010 under this plan. A plan approved July 9, 2009 that authorized the repurchase of up 100,000 shares expired in 2010 with 4,179 shares repurchased during the plan year.

The following graph compares the cumulative total return to shareholders of Franklin Financial with the NASDAQ — Total U.S. Index (a broad market index prepared by the Center for Research in Security Prices at the University of Chicago Graduate School of Business) and with the Northeast OTC-BB and Pink Banks Index (an industry-specific index prepared by SNL Financial LC) for the five year period ended December 31, 2010, in each case assuming an initial investment of $100 on December 31, 2005 and the reinvestment of all dividends.

Franklin Financial Services Corporation

Total Return Performance

	Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Franklin Financial Services Corporation	$100.00	$112.32	$106.75	$81.84	$78.04	$92.90
NASDAQ Composite	$100.00	$110.39	$122.15	$73.32	$106.57	$125.91
SNL Northeast OTC-BB & Pink Banks	$100.00	$103.34	$100.64	$81.97	$77.02	$83.86

Shareholders’ Information

Dividend Reinvestment Plan:

Franklin Financial Services Corporation offers a dividend reinvestment program where by record holders of shares of the Corporation’s common stock may reinvest their dividends in additional shares of the Corporation. Beneficial owners of shares of the Corporation’s common stock may participate in the program by making appropriate arrangements through their ban, broker or other nominee. Information concerning this optional program is available by contacting the Corporate Secretary at 20 South Main Street, P.O. Box 6010, Chambersburg, PA 17201-6010, telephone 717-264-6116.

Dividend Direct Deposit Program:

Franklin Financial Services Corporation offers a dividend direct deposit program whereby whereby recordholders of shares of the Corporation’s common stock may choose to have their dividends deposited directly into the bank account of their choice on the dividend payment date. Information concerning this optional program is available by contacting the Corporate Secretary at 20 South Main Street, P.O. Box 6010, Chambersburg, PA 17201-6010, telephone 717-264-6116.

Annual Meeting:

The Annual Shareholders’ Meeting will be held on Tuesday, April 26, 2011, at the Orchard Restaurant & Banquet Facility, 1580 Orchard Drive, Chambersburg, Pennsylvania. The Business Meeting will begin at 10:30 a.m. followed by a luncheon.

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

Registrar and Transfer Agent:

The registrar and transfer agent for Franklin Financial Services Corporation is Fulton Financial Advisors, N.A., P.O. Box 4887, Lancaster, PA 17604.

Item 6. Selected Financial Data

	Summary of Selected Financial Data for the Year Ended December 31,
(Dollars in thousands, except per share)	2010	2009	2008	2007	2006
Summary of operations
Interest income	$43,284	$43,757	$46,156	$49,487	$40,902
Interest expense	12,443	14,674	16,037	23,796	19,956
Net interest income	30,841	29,083	30,119	25,691	20,946
Provision for loan losses	3,235	3,438	1,193	990	240
Net interest income after provision for loan losses	27,606	25,645	28,926	24,701	20,706
Noninterest income	9,366	8,880	6,538	10,107	8,257
Noninterest expense	26,423	25,929	23,189	22,793	19,296
Income before income taxes	10,549	8,596	12,275	12,015	9,667
Income tax	2,937	2,011	3,680	2,759	2,097
Net income	$7,612	$6,585	$8,595	$9,256	$7,570
Performance measurements
Return on average assets	0.78%	0.69%	1.01%	1.14%	1.07%
Return on average equity	9.34%	8.69%	10.99%	12.62%	11.92%
Return on average tangible assets(1)	0.82%	0.74%	1.05%	1.18%	1.09%
Return on average tangible equity(1)	11.27%	10.79%	13.19%	15.41%	13.42%
Efficiency ratio(2)	63.43%	65.35%	61.25%	61.28%	63.06%
Net interest margin	3.53%	3.44%	4.03%	3.67%	3.45%
Current dividend yield	5.92%	6.61%	5.92%	4.17%	3.66%
Dividend payout ratio	55.10%	62.95%	47.66%	42.77%	47.03%
Shareholders' Value (per common share)
Diluted earnings per share	$1.96	$1.71	$2.24	$2.40	$2.10
Basic earnings per share	1.96	1.71	2.24	2.41	2.11
Regular cash dividends paid	1.08	1.08	1.07	1.03	0.99
Book Value	21.09	20.39	19.10	20.18	19.01
Market value	18.25	16.33	18.25	24.95	27.30
Market value/book value multiple	0.87	0.80	0.96	1.24	1.44
Price/earnings multiple	9.31	9.55	8.15	10.40	13.00
Balance Sheet Highlights
Total assets	$951,889	$979,373	$902,460	$820,371	$799,333
Investment securities (includes restricted stock)	123,775	149,770	154,041	168,906	192,487
Loans, net	739,841	730,626	668,860	564,256	521,684
Deposits and customer repurchase agreements	785,495	794,220	691,653	674,434	673,705
Shareholders' equity	82,639	78,766	73,059	77,642	71,614
Safety and Soundness
Leverage ratio (Tier 1)	8.16%	7.50%	7.84%	8.18%	7.60%
Risk-based capital ratio (Tier 1)	11.73%	10.89%	11.02%	12.28%	10.59%
Tangible common equity ratio(3)	8.21%	7.47%	7.72%	8.13%	7.52%
Nonperforming loans/gross loans	3.68%	2.47%	0.59%	1.01%	0.57%
Nonperforming assets/total assets	2.96%	1.93%	0.44%	0.73%	0.29%
Allowance for loan losses as a % of loans	1.18%	1.21%	1.09%	1.29%	1.30%
Net charge-offs/average loans	0.45%	0.26%	0.19%	0.09%	0.04%
Average equity to average asset ratio	8.36%	7.98%	9.18%	8.98%	8.96%
Trust assets under management (market value)	$490,420	$460,233	$497,215	$507,920	$538,152

(1)	Excludes core deposit intangibles, goodwill and intangible amortization
(2)	Noninterest expense/tax equivalent net interest income plus noninterest income less net securities gains
(3)	Total equity less AOCI, goodwill and intangibles/total assets less goodwill and intangibles

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

Management performs a monthly evaluation of the adequacy of the allowance for loan losses by asset class. Consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, borrowers’ actual or perceived financial and managerial strengths, the adequacy of the underlying collateral (if collateral dependent) and other relevant factors. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans.

The analysis has two components, specific and general allocations. Expected cash flow or collateral values discounted for market conditions and selling costs are used to establish specific allocations. The Bank’s historical loan loss experience and other qualitative factors derived from economic and market conditions are used to establish general allocations for the remainder of the portfolio. The allowance for loan losses was $8.8 million at December 31, 2010.

Management monitors the adequacy of the allowance for loan losses on an ongoing basis and reports its adequacy assessment quarterly to the Credit Risk Oversight Committee of the Board of Directors.

Mortgage Servicing Rights — In the past, the Bank originated fixed rate mortgages that it subsequently sold to the secondary market. However, the Bank retained the rights to service these loans for its customers. As required by FASB Accounting Standard Codification (ASC) Topic 860, “Transferred Financial Assets”, upon the sale of mortgage loans, the Bank capitalizes the value allocated to the servicing rights in other assets. The capitalized servicing rights are amortized against noninterest income in proportion to, and over the periods of, the estimated net servicing income of the underlying financial assets.

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

The Corporation accounts for stock compensation plans in accordance with FASB Accounting Standards Codification Topic 718, “Stock Compensation.” ASC Topic 718 requires compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost is measured on the grant-date fair value of the equity or liability instruments issued. Compensation cost is recognized over the period that an employee provides services in exchange for the award.

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

2010 ended the year much the way it began, with the economy struggling through the recession, high unemployment and foreclosure rates, and short-term rates remaining at historic lows. These conditions continued to place stress on banks and 2010 saw 157 banks fail. Even though Franklin Financial Services Corporation is not immune to the economic pressures, it is pleased with its 2010 earnings that increased 16% over 2009. In 2010 the Corporation earned $7.6 million compared to $6.6 million in 2009. Diluted earnings per share increased from $1.71 in 2009 to $1.96 in 2010. Net interest income was $30.8 million, $1.8 million more than in 2009. The provision expense was $3.2 million for the year compared to $3.4 million in 2009. Credit quality indicators declined in 2010 as net charge-offs increased to .45% of average loans and nonperforming assets as a percent of total assets increased to 2.96%. Shareholders’ equity increased to $82.6 million and the return on equity for 2010 was 9.34%. Total assets fell slightly, decreasing by approximately 3% to $951.9 million at year-end and the return on assets for 2010 was .78%. Other key performance measurements are presented above in Item 6, Selected Financial Data.

A more detailed discussion of the areas that had the greatest affect on the reported results follows.

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

2010 versus 2009

Summary:  In 2010, tax equivalent net interest income increased by $1.6 million to $31.9 million when compared to the prior year. This represents an increase of 5.4% in 2010 versus a decline of 3.9% in 2009. Interest rates remained low throughout 2010 and this resulted in a decrease in interest income of $606 thousand. However, this decrease was more than offset by a decrease in interest expense of $2.2 million. The net interest margin improved from 3.44% in 2009 to 3.53% in 2010, primarily the result of a 31 basis point reduction in funding costs that more than offset a 19 basis point reduction in asset yield.

Assets:  Interest earning assets averaged $903.9 million in 2010, an increase of 2.6% over the 2009 average of $880.9 million. The asset yield fell from 5.10% in 2009 to 4.91% in 2010 as nearly every earning asset category realized a reduction in yield over the year. Interest income declined slightly to $44.3 million, a decrease of 1.3% from the 2009 total of $45.0 million. The affect of a higher volume of earning assets was not enough to offset the negative affect of lower rates on interest income.

Investment securities averaged $137.3 million for the year, approximately $15 million less than the prior year average. The Bank has not been actively increasing its investment purchases choosing rather to reinvest the funds into loans. Investment purchases throughout the year were made primarily to provide collateral needed for secured deposit and Repo accounts. A smaller portfolio and lower yields have contributed almost equally to a drop in interest income of $1.3 million in the portfolio. The yield on the portfolio dropped from 4.5% in 2009 to 4.0% in 2010.

The loan portfolio grew in 2010 as average loans totaled $753.6 million compared to $710.1 million in 2009. However, only the commercial loan sector increased in 2010 while all other loan categories declined during the year. Despite the increase in total loans, the yield fell from 5.36% to 5.15% in 2010, but interest income on loans increased $679 thousand as higher volume more than offset the negative affect of lower rates on interest income.

Commercial loans grew by $64.5 million in 2010 to an average of $576.3 million. Commercial lending has remained steady with both new financing opportunities as well as refinancing of existing customers. Because rates have remained low, the yield on the commercial loan portfolio fell for the second straight year from 4.97% to 4.85%. In an effort to counter the affect of the low rate environment, the Bank has been implementing rate floors on new and renewed credits. Currently, approximately 53% of the commercial portfolio is variable rate and nearly $200 million of this total has a rate floor. While the rate floors provide an immediate benefit, they will delay any potential increase in interest income as rates rise.

The balance of residential mortgage loans continues to run-off with a 2010 average balance of $66.1 million. This is approximately $7 million less than the 2009 average and $17.6 million less than the 2008 balance. The Bank is retaining fewer of the mortgages it originates and the loans it retains are not sufficient to counter the run-off on the existing portfolio. The yield on this portfolio also continues to fall, averaging 5.68% in 2010 compared to 6.30% in 2009. Interest income is down $861 thousand versus 2009 and rate and volume declines contributed equally to the reduction. The Bank expects that its residential mortgage portfolio will continue to pay-down.

For the past several years, home equity lending has been a leader of retail activity. However, this trend ended in 2010 when home equity lending slowed and the balance of these loans fell by $8.9 million to a 2010 average of $89.3 million. Many consumers have seen their home’s equity fall, have experienced a reduction or loss of income, or have reduced their spending. These factors have all contributed to a reduction in home equity lending. The yield on this product fell slightly to 6.35%, driven down primarily by lower volume. Until real estate prices recover and consumers begin to have confidence in the economy, home equity lending is expected to be slow.

Consumer lending continues to be slow, declining for a second straight year to an average balance of $21.9 million, $5.0 million less than in 2009. This decrease is primarily the result of the Bank’s decision to end indirect lending in 2010 and as a result the average balance of the indirect portfolio fell by $5.4 million in 2010. The yield on the consumer portfolio fell by .09%, primarily the result of lower volume.

Liabilities:  Interest bearing liabilities averaged $793.8 million in 2010 an increase of $13.2 million over the 2009 average. All of the deposit categories recorded an increase over 2009, except for time deposits. Repos and long-term debt also declined year over year. The expense of interest bearing liabilities was $12.4 million in 2010 compared to $14.7 million in 2009. Likewise, the cost of these funds fell from 1.88% in 2009 to 1.57% in 2010. The Bank was able to reduce the rate on selected interest bearing accounts and these efforts were the primary reason for the lower interest expense.

The Money Management product saw a significant increase in balances in 2010, averaging $272.6 million or 26% higher than the 2009 average. The competitive yield and liquidity offered by this product proved attractive to consumers in 2010. The Bank did see some internal funds transferred as time deposits matured and moved to the Money Management product. The cost of these funds fell from 1.61% in 2009 to 1.32% in 2010, but the higher volume more than offset the savings from lower rates and interest expense increased by approximately 3% year over year.

Partially offsetting the growth in Money Management was a reduction in the average balance of time deposits, which fell by approximately $25 million to an average of $221.4 million in 2010. Time deposit balances are comprised of both retail and brokered CDs. Some of the balance decrease can be attributed to maturing funds being moved to Money Management and to a $4.0 million reduction in the average balance of wholesale-brokered CDs in 2010. The cost of time deposits fell significantly from 2.68% in 2009 to 2.09% in 2010 and this reduction was the largest contributor to lower interest expense on both time deposits and to total interest expense.

The average balance of Repos fell for the third straight year to an average of $60.3 million in 2010. Repos are a cash management product used by corporate customers. As liquidity continued to tighten for many commercial customers, balances in the Repo continued to decline. The rate of this product remained constant at .25% year over year, but interest expense fell due to lower volume.

Long-term debt is comprised of advances from FHLB Pittsburgh. The Bank did not take any new advances in 2010 and the lower balance is reflective of scheduled amortization and maturities. Even though the balance and interest expense declined in 2010, the cost of these funds increased slightly because the rate on maturing funds was less than the weighted rate of the entire portfolio.

2009 versus 2008

Summary:  Tax equivalent net interest income fell by approximately 3.9% in 2009 to $30.3 million. As short-term rates remained near historic lows during the year, the Bank experienced a larger decrease in tax-equivalent interest income than the decrease in interest expense. Therefore, the net interest margin fell to 3.44% in 2009 after two straight years of increases. As assets repriced during the year, tax-equivalent interest income dropped from $47.5 million in 2008 to $45.0 million in 2009. While earning asset growth increased interest income, the low rate environment more than offset this increase resulting in a reduction of net interest income year over year. Interest expense was lower in 2009 than in 2008, as deposit rates were reduced through the year. However, the rate reductions on deposits were not enough to offset the reduction in interest income.

Assets:  Interest earning assets grew by approximately 13% during 2009, but produced $2.5 million less interest income than in 2008. The yield on earning assets decreased by nearly 1% year over year, as assets continued to reprice to lower rates throughout the year.

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

The loan portfolio showed an increase of approximately $90 million in 2009, but was also affected by lower rates as the loan yield declined nearly 1%. The growth in loans was not enough to offset the effect of lower rates and loan interest fell by 2% to $38.1 million during the year. Loan growth was driven by an increase of $108 million in commercial loans in 2009. Despite the poor economy, the Bank was able to continue to originate loans in its markets and supplemented this growth with purchased participations primarily within south central Pennsylvania. The Bank was able to capture new business because some larger bank competitors had reduced their lending activity during the year. Approximately 54% of the commercial loan portfolio contains loans with variable rates that reprice with market rates.

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

Liabilities:  Interest earning assets averaged $880.9 million in 2009 compared to $782.2 million in the prior year and the yield fell from 6.08% in 2008 to 5.10% in 2009. Consequently, tax-equivalent interest income fell from $47.5 million in 2008 to $45.0 million in 2009. The growth in average interest earning assets produced $4.3 million in additional interest income, but this was more than offset by lower yields that reduced interest income by $6.9 million.

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

See Tables 1, 2 and 3 for more information on net interest income, average balances, rates, and a rate-volume analysis of net interest income.

Table 1. Net Interest Income

(Dollars in thousands)	2010	% Change	2009	% Change	2008	% Change
Interest income	$43,284	-1.08%	$43,757	-5.20%	$46,156	-6.73%
Interest expense	12,443	-15.20%	14,674	-8.50%	16,037	-32.61%
Net interest income	30,841	6.04%	29,083	-3.44%	30,119	17.24%
Tax equivalent adjustment	1,061		1,194		1,369
Tax equivalent net interest income	$31,902	5.37%	$30,277	-3.85%	$31,488	15.03%

Table 2 identifies increases and decreases in tax equivalent net interest income to either changes in average volume or to changes in average rates for interest-earning assets and interest-bearing liabilities. Numerous and simultaneous balance and rate changes occur during the year. The amount of change that is not due solely to volume or rate is allocated proportionally to both.

Table 2. Rate-Volume Analysis of Net Interest Income

	2010 Compared to 2009 Increase (Decrease) due to:			2009 Compared to 2008 Increase (Decrease) due to:
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Interest-bearing obligations in other banks and Federal funds sold	$(10)	$13	$3	$58	$(71)	$(13)
Investment securities:
Taxable	(426)	(639)	(1,065)	(152)	(1,123)	(1,275)
Nontaxable	(213)	(10)	(223)	(286)	(124)	(410)
Loans:
Commercial, industrial and agricultural	3,141	(616)	2,525	5,866	(5,149)	717
Residential mortgage	(425)	(436)	(861)	(663)	(102)	(765)
Home equity loans and lines	(567)	(77)	(644)	(294)	(269)	(563)
Consumer	(318)	(23)	(341)	(195)	(70)	(265)
Loans	1,831	(1,152)	679	4,714	(5,590)	(876)
Total net change in interest income	1,182	(1,788)	(606)	4,334	(6,908)	(2,574)
Interest expense on:
Interest-bearing checking	3	(9)	(6)	36	(131)	(95)
Money market deposit accounts	810	(701)	109	140	(856)	(716)
Savings accounts	1	(17)	(16)	(3)	(190)	(193)
Time deposits	(622)	(1,340)	(1,962)	2,192	(1,894)	298
Securities sold under agreements to repurchase	(17)	—	(17)	(139)	(1,105)	(1,244)
Short-term borrowings	(13)	—	(13)	(106)	(80)	(186)
Long-term debt	(477)	151	(326)	1,031	(258)	773
Total net change in interest expense	(315)	(1,916)	(2,231)	3,151	(4,514)	(1,363)
Increase (decrease) in net interest income	$1,497	$128	$1,625	$1,183	$(2,394)	$(1,211)

Nonaccruing loans are included in the loan balances. All nontaxable interest income has been adjusted to a tax-equivalent basis, using a tax rate of 34%.

The following table presents average balances, tax-equivalent interest income and expense, and yields earned or rates paid on the assets or liabilities.

Table 3. Analysis of Net Interest Income

	2010			2009			2008
(Dollars in thousands)	Average balance	Income or expense	Average yield/rate	Average balance	Income or expense	Average yield/rate	Average balance	Income or expense	Average yield/rate
Interest-earning assets:
Interest-bearing obligations of other banks and federal funds sold	$13,019	$33	0.25%	$18,032	$30	0.17%	$1,316	$43	3.27%
Investment securities:
Taxable	98,891	3,108	3.14%	111,009	4,173	3.76%	114,290	5,448	4.77%
Nontaxable	38,395	2,428	6.32%	41,755	2,651	6.35%	46,193	3,061	6.63%
Loans:
Commercial, industrial and agricultural	576,280	27,966	4.85%	511,807	25,441	4.97%	404,076	24,724	6.12%
Residential mortgage	66,126	3,755	5.68%	73,214	4,616	6.30%	83,708	5,381	6.43%
Home equity loans and lines	89,308	5,671	6.35%	98,225	6,315	6.43%	102,699	6,878	6.69%
Consumer	21,853	1,384	6.33%	26,866	1,725	6.42%	29,872	1,990	6.66%
Loans	753,567	38,776	5.15%	710,112	38,097	5.36%	620,355	38,973	6.28%
Total interest-earning assets	903,872	44,345	4.91%	880,908	44,951	5.10%	782,154	47,525	6.08%
Other assets	70,214			67,889			69,242
Total assets	$974,086			$948,797			$851,396
Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$98,648	144	0.15%	$96,958	150	0.15%	$83,128	245	0.29%
Money Management	272,559	3,588	1.32%	216,201	3,479	1.61%	209,028	4,195	2.01%
Savings	48,694	81	0.17%	48,308	97	0.20%	48,860	290	0.59%
Time	221,386	4,632	2.09%	246,360	6,594	2.68%	174,191	6,296	3.61%
Total interest-bearing deposits	641,287	8,445	1.32%	607,827	10,320	1.70%	515,207	11,026	2.14%
Securities sold under agreements to repurchase	60,262	151	0.25%	67,032	168	0.25%	75,238	1,412	1.88%
Short-term borrowings	185	1	0.66%	2,142	14	0.66%	11,628	200	1.72%
Long-term debt	92,107	3,846	4.18%	103,636	4,172	4.03%	78,381	3,399	4.34%
Total interest-bearing liabilities	793,841	12,443	1.57%	780,637	14,674	1.88%	680,454	16,037	2.36%
Noninterest-bearing deposits	85,681			79,149			84,189
Other liabilities	13,083			13,263			8,553
Shareholders' equity	81,481			75,748			78,200
Total liabilities and shareholders' equity	$974,086			$948,797			$851,396
Tax equivalent net interest income/Net interest margin		31,902	3.53%		30,277	3.44%		31,488	4.03%
Tax equivalent adjustment		(1,061)			(1,194)			(1,369)
Net interest income		$30,841			$29,083			$30,119

Provision for Loan Losses

During 2010, the Corporation saw an increase in nonperforming assets and a second straight year of net loan charge-offs in excess of $3.0 million as the economy continued to be stressed by the effects of the recession. These factors coupled with continued loan growth contributed to the decision to add $3.2 million to the allowance for loan losses via the provision expense in 2010. In 2009, the provision expense was $3.4 million. The provision increased significantly during the fourth quarter of 2010 due primarily to one commercial real estate loan that was added to nonaccrual status and identified as impaired at December 31,

2010. As a result of this action, $1.0 million in additional provision expense was added at year-end. Net loan charge-offs were $3.4 million in 2010 and more than offset the provision expense, resulting in a net decrease to the allowance for loan losses (ALL) of $100 thousand. The ALL as a percentage of total loans was 1.18% at year-end compared to 1.21% at the end of 2009. Management performs a monthly analysis of the loan portfolio considering current economic conditions and other relevant factors to determine the adequacy of the allowance for loan losses and the provision for loan losses. For more information, refer to the Loan Quality discussion and Tables 12 – 17.

Noninterest Income

2010 versus 2009

Summary:  Noninterest income totaled $9.4 million an increase of 5.5% over the 2009 total of $8.9 million. An increase in investment and trust service fees and security gains was partially offset by an increase in OTTI charges and the absence of a nonrecurring income event that occurred in 2009, but not in 2010.

Investment and Trust Services:  These fees increased to $3.8 million in 2010, an increase of 9.2% over the 2009 total of $3.5 million. Compared to 2009, this area saw an increase in both recurring and nonrecurring fee income. Recurring fee income is generated by trust assets under management and benefited by both an increase in accounts and a recovery of market value. Trust assets under management increased $30 million from 2009 to 2010. Nonrecurring fee income which is produced by estate administration and settlement fees also increased in 2010. Income for the sale of investment and insurance products remained stable year over year. The Bank is actively pursuing new investment and trust accounts as some larger local competitors have implemented a minimum account size that has caused some of these customers to look elsewhere for service.

Loan service charges:  The category was virtually flat at $1.1 million in 2010 versus $1.2 million in 2009. Fees collected as prepayment penalties on commercial loans increased in 2010, but were offset by a reduction in fees earned for the origination of mortgage loans. Mortgages originated for a fee totaled $22 million in 2010, down from $38 million in 2009. Consumer loan fees, including fees for a debt protection program, increased slightly in 2010. Also included in consumer loan fees are fees generated from indirect loans. With the indirect loan portfolio running off rapidly since the Bank stopped writing new business in 2010, this source of fee income is expected to decline in proportion to the loan balances.

Mortgage banking fees:  Mortgage banking activities consist primarily of servicing mortgage loans originated and sold by the Bank. These fees remained stable at $146 thousand in 2010 compared to $145 thousand in 2009. However, in 2010 fees from servicing mortgages declined as the portfolio of mortgages serviced for others ($79.9 million) continues to pay down. Gains on sales of mortgages increased by $20 thousand in 2010 due to the fact that the Bank was changing its fee-based origination partner during the year and for a short time had to fund and sell mortgages rather than originating for a fee only. For loans that were previously sold with servicing retained, mortgage servicing rights (MSR) are recorded and represent the Bank’s rights to receive future fee income from servicing these loans. MSR are measured and carried at the lower of cost or market value and in 2010 the Bank had net reversals of $146 thousand of previously recorded MSR impairment charges. However, this is less than the 2009 net reversal of $212 thousand. In addition, the amortization of MSR in 2010 was approximately $100 thousand less than in 2009, thereby enhancing mortgage banking fees. While the Bank does not expect to originate and sell mortgages with servicing retained in the future, it will retain the existing servicing portfolio until those loans are paid-off. See Note 9 of the accompanying consolidated financial statements for additional information on mortgage servicing rights.

Deposit fees:  In 2010, this category produced $2.4 million in fees compared to $2.6 million in 2009, a decrease of 7.2%. Commercial account fees remained fairly constant year over year, but an increase in commercial overdraft fees was offset by a decrease in commercial account analysis fees. Retail checking fees and overdraft charges remained constant at approximately $1.0 million for both years. The Bank’s overdraft coverage program saw fees decrease by $154 thousand in 2010. A portion of this decrease can be attributed to new overdraft protection regulations, targeted toward overdraft protection programs that went into effect in mid-2010. Under these new regulations, consumers are required to opt-in to such programs. The Bank made a significant effort to notify customers of this change and to educate them about the benefits and use of overdraft protection programs. The Bank is closely monitoring the affect this new regulation has on its fee income and because of it, does not expect to see this service generating a significant amount of new fee income in the future.

Other service charges and fees:  These fees increased 7.6% from 2009 to $1.4 million. The largest contributing factor to the increase came from debit card fees. Debit card fees increased $152 thousand year over year and both business and retail debit card products recorded an increase in fee income over 2009. The business debit card offers a cash back rewards program based on usage and it continues to grow in popularity. In July 2011, components of the Durbin Act are expected to go into effect that will restrict interchange fees charged by Banks and in turn reducing fee income to all card issuing banks. As currently proposed, this price regulation is intended only for banks with assets greater than $10 billion. However, if implemented, it is expected that market forces will drive this change down to a point where all banks are essentially faced with lower fee income from interchange fees. If implemented as proposed, the Durbin Act has the potential to reduce the Bank’s fee income by hundreds of thousands of dollars. There are currently alternative proposals to the Durbin Act being presented, but it is unknown at this time what the final outcome will be.

Other:  This category decreased significantly as a result of a $278 thousand gain from life insurance proceeds in 2009 that did not occur in 2010.

Securities gains and losses:  In 2010, other-than-temporary-impairment charges of $1.1 million was recorded on three equity securities and two bond securities that it considered to be other than temporarily impaired. These charges include $406 thousand on the merger of First Chester County Corporation into Tower Bancorp, Inc. and $335 thousand on two private label mortgage backed securities. In 2009, $422 thousand of impairment charges on four equity securities were recorded. Net securities gains were $673 thousand in 2010 compared to net losses of $522 thousand in 2009.

The following table presents a comparison of noninterest income for the years ended December 31, 2010 and 2009:

Table 4. Noninterest Income

	December 31		Change
(Dollars in thousands)	2010	2009	Amount	%
Noninterest Income
Investment and trust services fees	$3,844	$3,519	$325	9.2
Loan service charges	1,132	1,151	(19)	(1.7)
Mortgage banking activities	146	145	1	0.7
Deposit service charges and fees	2,390	2,575	(185)	(7.2)
Other service charges and fees	1,390	1,292	98	7.6
Increase in cash surrender value of life insurance	672	643	29	4.5
Other	178	499	(321)	(64.3)
OTTI losses on securities	(1,373)	(422)	(951)	(225.4)
Less: Loss recognized in other comprehensive income (before taxes)	(314)	—	(314)	N/A
Net OTTI losses recognized in income	(1,059)	(422)	(637)	(150.9)
Securities gains (losses), net	673	(522)	1,195	228.9
Total noninterest income	$9,366	$8,880	$486	5.5

2009 versus 2008

Summary:  Noninterest income grew by 36% in 2009 to $8.9 million from $6.5 million in 2008. The increase is attributable to loan fees related to a high volume of mortgage refinancing activity and lower asset valuation write-downs in 2009 than in 2008.

Investment and Trust Services:  Fee income in this area remained virtually unchanged year over year. However, the composition of the fees was different in 2009 as recurring fee income increased and non-recurring fee income decreased. Recurring fee income is produced by the market value of assets under management. These assets declined approximately $37 million year over year due to lower market values, despite adding assets from the Community acquisition near the end of 2008. Nonrecurring fee income was down in 2009 and is primarily generated by estate administration and settlement fees.

Loan service charges:  Loan service charges were $1.2 million in 2009 representing an increase of approximately 28% over the 2008 total of $897 thousand. The low mortgage rates of 2009 helped spur an increase in mortgage refinancing and resulted in higher fee income. The Bank closed approximately $38 million of mortgage loans as a third party originator and collected fee income for this service. In December 2009, the company that the Bank originates mortgages for announced that it was being acquired by another bank. As a result, the Bank is in the process of looking for a new mortgage partner and it is uncertain whether the same products and fee structure will be available. All other loan service charge categories remained constant from year to year.

Mortgage banking fees:  Mortgage banking activities consist primarily of servicing mortgage loans originated and sold by the Bank. Mortgage banking activities recorded $145 thousand in fee income in 2009 compared to a loss of $335 thousand in 2008. The Bank recognized $82 thousand less income from the sale of mortgages in 2009 than it did the prior year as a result of lower sales volume. Nearly all of the Bank’s mortgage originations were as a third party originator for a fee, as previously discussed. As a result, these loans are not recorded on the Bank’s balance sheet and; therefore, the opportunity to record a gain on sale does not exist. The Bank continues to service approximately $101.2 million of previously originated mortgage loans for a fee. This servicing fee declined by approximately $150 thousand during the year; however, the Bank recorded a net increase of $712 thousand in the valuation of its mortgage servicing rights (MSR) over the prior to year. MSR represent the Bank’s rights to receive future fee income from servicing mortgages that it originated and sold in the secondary market. MSR are measured and carried at the lower of cost or market value and the value fell significantly in 2008, but recovered in 2009. As a result, a portion of previously recorded MSR impairment could be reversed in 2009.

Deposit fees:  This category was flat from year to year at $2.6 million in both 2009 and 2008. The composition of the 2009 fees was different than in 2008 as the Bank recorded more fees from commercial account analysis customers and commercial overdrafts, and fewer fees from retail overdraft fees. Commercial account analysis fees increased primarily due to lower earning credits and consequently, higher account charges.

Other service charges and fees:  This category increased approximately 7% from 2008 driven by an increase in fee income from business debit cards and a change to a vendor contract that allows the Bank to retain more fee income from the sale of customer check orders. On December 31, 2008, the Bank discontinued the equity method of accounting for an investment it held and no income was recorded for this line item in 2009. This asset was reclassified as an investment available for sale at December 31, 2008. Likewise, the event that triggered the change in accounting for this asset produced a one time valuation write down of $1.2 million in 2008.

Other income:  This category increased in 2009 as the result of a net gain on the proceeds of a life insurance policy and refunds relating to sales and real estate taxes obtained by audits and appeals to the taxing authorities.

Securities gains and losses:  The Corporation recorded write-downs of $422 thousand on four equity securities that it considered to be other than temporarily impaired. All of the equity securities were bank stocks. In 2008, $888 thousand of impairment charges on eleven equity securities was recorded. Net securities losses were $522 thousand in 2009 compared to net gains of $164 thousand in 2008. The largest item included in the net loss was a loss of $452 thousand on two CIT bonds.

The following table presents a comparison of noninterest income for the years ended December 31, 2009 and 2008:

Table 4.1 Noninterest Income

	December 31		Change
(Dollars in thousands)	2009	2008	Amount	%
Noninterest Income
Investment and trust services fees	$3,519	$3,500	$19	0.5
Loan service charges	1,151	897	254	28.3
Mortgage banking activities	145	(335)	480	143.3
Deposit service charges and fees	2,575	2,569	6	0.2
Other service charges and fees	1,292	1,210	82	6.8
Increase in cash surrender value of life insurance	643	660	(17)	(2.6)
Equity method investment	—	(143)	143	100.0
Exchange of equity method investment	—	(1,205)	1,205	100.0
Other	499	109	390	357.8
OTTI losses on securities	(422)	(888)	466	(52.5)
Less: Loss recognized in other comprehensive income (before taxes)	—	—	—	N/A
Net OTTI losses recognized in income	(422)	(888)	466	52.5
Securities gains (losses), net	(522)	164	(686)	(418.3)
Total noninterest income	$8,880	$6,538	$2,342	35.8

Noninterest Expense

2010 versus 2009

Summary:  Noninterest expense increased modestly by 1.9% ($494 thousand) to $26.4 million in 2010. Salary and benefit expense contributed the largest increase ($879 thousand), but was partially offset by decreases in FDIC insurance premiums, and legal and professional fees.

Salaries and benefits:  This category is the largest expense category of the Bank after interest expense and increased 6.9% in 2010 to $13.6 million. Of the $879 thousand increase in this category, $640 thousand is related to salary expense and $239 thousand is for employee benefits and related items. In 2009, the Bank deferred salary increases for 6 months and suspended all incentive payouts in order to reduce expense in the midst of the recession. In 2010, normal salary adjustments were made as scheduled and incentive payouts were accrued. While achieving its purpose of reducing expense in 2009, the salary deferral exaggerated the increase in salary expense between the years. The Bank also saw its incentive compensation cost increase $88 thousand, health insurance increased $85 thousand, training costs were up $28 thousand, and numerous other categories saw smaller increases. While health insurance increased slightly more than 7% year over year, this increase was less than most health insurance plans realized and reflects the benefits the Bank has achieved from its self-insured plan. Partially offsetting these increases was a decrease in pension expense of $115 thousand. As result of the low rate environment, the return on plan assets has been reduced and the Bank expects its 2011 pension expense to increase by approximately $390 thousand. See Note 15 of the accompanying consolidated financial statements for additional information on benefit plans.

Advertising:  Advertising costs were $1.3 million in both 2010 and 2009. Advertising and promotion efforts continue to focus on brand recognition in our various markets and are less concentrated on specific product promotion. A new community office was opened in 2010, and special promotional efforts were taken to announce and market its opening.

Legal and professional fees:  This category consists of fees paid to outside legal counsel, consultants, and audit fees. In 2010, these fees declined by $192 thousand or 11.3%. Reductions were recorded in legal ($221 thousand), consulting fees ($21 thousand), and audit fees ($5 thousand). An ongoing lawsuit stemming from activity at Community, prior to its acquisition by the Corporation, continues to account for a large portion of the legal bills. Current efforts lead the Corporation to believe that it may be resolved in 2011; however, this is uncertain and it is unknown if any legal fees will be able to be recovered.

Data processing:  These expenses were $1.6 million in 2010, up 5.1% from 2009. The largest cost in this category is the expense associated with the Bank’s core processing system. The Bank recently completed its review of proposals for a new core processing system and has selected FIS and its IBS product as its new core processing system. The Bank is preparing for this system conversion in July 2011. This new system should provide greater operating efficiency and should help reduce the rate of fee increases in future years.

FDIC insurance:  The expense for FDIC insurance dropped in 2010 by nearly 16% to $1.2 million, compared to $1.4 million the prior year. In 2009, the FDIC charged a one-time special assessment that cost the Bank $450 thousand. This assessment was not charged in 2010. Partially offsetting this reduction were increases to the standard premium expense from an increase in deposit balances and higher assessment rates. In 2011, the FDIC is changing its premium assessment base from a deposit-based calculation to an asset-based calculation. Based on the new method, the Bank expects approximately the same level of FDIC expense in 2011 as in 2010.

Other:  Other noninterest expense was $3.4 million in 2010, a decrease of approximately 5.3% from 2009. Nearly all line items in this category remained fairly constant during the year. Contributing to the decrease from 2009 were two nonrecurring events in 2009 that added $205 thousand of expense in 2009, but did not occur again in 2010. However, the Bank did realize an increase in loan collection and foreclosure expense, increasing from $199 thousand in 2009 to $244 thousand in 2010; and a $55 thousand increase in expenses related to forgery and fraud.

The following table presents a comparison of noninterest expense for the years ended December 31, 2010 and 2009:

Table 5. Noninterest Expense

	December 31		Change
(Dollars in thousands)	2010	2009	Amount	%
Noninterest Expense
Salaries and benefits	$13,592	$12,713	$879	6.9
Net occupancy expense	1,962	1,898	64	3.4
Furniture and equipment expense	781	850	(69)	(8.1)
Advertising	1,342	1,226	116	9.5
Legal and professional fees	1,505	1,697	(192)	(11.3)
Data processing	1,617	1,538	79	5.1
Pennsylvania bank shares tax	610	573	37	6.5
Intangible amortization	457	468	(11)	(2.4)
FDIC insurance	1,178	1,397	(219)	(15.7)
Other	3,379	3,569	(190)	(5.3)
Total noninterest expense	$26,423	$25,929	$494	1.9

2009 versus 2008

Summary:  Noninterest expense increased by 11.8% in 2009 to a $25.9 million compared to $23.2 million in 2008. Nearly 50% of the increase is related to FDIC insurance expense that increased by $1.3 million in 2009. This increase is due to higher assessment rates on insured deposits and a $450 thousand special assessment. The FDIC imposed the higher rates and the special assessment in an effort to replenish the Deposit Insurance Fund that has been severely reduced by the high rate of bank failures.

Salary and benefits:  Salary and employee benefits totaled $12.7 million compared to $12.1 million the prior year. Recognizing that 2009 would be a difficult year for the economy, the Bank elected to defer salary increases for 6 months in 2009 and this held the increase in salary expense to $357 thousand. In addition, the Bank suspended any payouts from its incentive compensation plan and saved $472 thousand. Partially offsetting these savings were a 19% increase in health insurance premiums and a $587 thousand increase in pension expense. The increase in pension expense is due to market valuations of pension obligations, despite action Management took to control pension costs including closing the plan to new participants.

Advertising:  These costs were down nearly 26% or $437 thousand in 2009, approximately the same amount advertising costs increased in 2008. Two special marketing activities contributed to the increase in 2008. Since these were one-time events, they did not occur again in 2009 and advertising costs were lower.

Legal and professional fees:  In general, the Corporation did a good job of controlling these costs in 2009; however, legal fees related to the defense of a lawsuit involving Community, prior to its acquisition by the Corporation, were responsible for nearly all the of the increase year over year.

Other:  Other noninterest expense was $3.5 million in 2009, an increase of approximately 6% over 2008. Nearly all line items in this category remained fairly constant year over year and the increase was due primarily to two events. First, the Bank paid an $87 thousand prepayment penalty to the FHLB to pay-off high rate borrowings, thereby providing a benefit to the Bank in future periods. Second, the Bank closed an office located in a mall during the second quarter of 2009 and recorded a loss of $118 for the write-off of leasehold improvements.

The following table presents a comparison of noninterest expense for the years ended December 31, 2009 and 2008:

Table 5.1 Noninterest Expense

	December 31		Change
(Dollars in thousands)	2009	2008	Amount	%
Noninterest Expense
Salaries and benefits	$12,713	$12,086	$627	5.2
Net occupancy expense	1,898	1,792	106	5.9
Furniture and equipment expense	850	843	7	0.8
Advertising	1,226	1,663	(437)	(26.3)
Legal and professional fees	1,697	1,146	551	48.1
Data processing	1,538	1,430	108	7.6
Pennsylvania bank shares tax	573	367	206	56.1
Intangible amortization	468	370	98	26.5
FDIC insurance	1,397	105	1,292	1,230.5
Other	3,569	3,387	182	5.4
Total noninterest expense	$25,929	$23,189	$2,740	11.8

Provision for Income Taxes

Federal income tax expense for 2010 was $2.9 million compared to $2.0 million in 2009 and $3.7 million in 2008. The Corporation’s effective tax rate for the years ended December 31, 2010, 2009 and 2008 was 27.8%, 23.4% and 30.0%, respectively. The higher income tax expense and effective rate in 2010 is due to a higher level of taxable income and a lower contribution of tax-exempt income. In 2010, the benefit of having tax-exempt income decreased to 10.0% of taxable income compared to 13.8% in 2009 and 11.5% in 2008. The 2010 tax expense includes a $272 thousand valuation account established against capital losses that were incurred in 2010 compared to a valuation allowance of $188 thousand in 2009. For a more comprehensive analysis of Federal income tax expense refer to Note 12 of the accompanying financial statements.

Financial Condition

One method of evaluating the Corporation’s condition is in terms of its sources and uses of funds. Assets represent uses of funds while liabilities represent sources of funds. At December 31, 2010, total assets reached $951.9 million, decreasing 2.8% from total assets of $979.4 million at December 31, 2009. Table 3 presents average balances of the Corporation’s assets and liabilities over a three-year period. The following discussion on financial condition will reference the average balance sheet in Table 3 unless otherwise noted.

Investment Securities:

The investment portfolio serves as a mechanism to invest funds if funding sources out pace lending activity, to provide liquidity for lending and operations, and provide collateral for deposits and borrowings. The Corporation invests in taxable and tax-free debt securities and equity securities as part of its investment strategy. The mix of taxable and tax-free debt securities are determined by the Bank’s Investment Committee and investing decisions are made as a component of balance sheet management. Debt securities include U.S. Government Agencies, U.S. Government Agency mortgage-backed securities, non-agency mortgage-backed securities, state and municipal government bonds and corporate debt. The equity portfolio consists of bank stocks only and is considered to be longer-term with a focus on capital appreciation. Tables 6 – 9 provide additional detail about the investment portfolio. All securities are classified as available for sale and all investment balances refer to fair value.

The following table presents amortized cost and estimated fair value of investment securities by type at December 31 for the past three years:

Table 6. Investment Securities at Amortized Cost and Estimated Fair Value

	2010		2009		2008
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
Equity Securities	$4,126	$3,638	$5,400	$3,975	$5,783	$4,846
Obligations of U.S. Government agencies	14,780	14,785	28,258	28,715	29,548	30,031
Obligations of state and political subdivisions	39,477	39,952	42,611	43,881	45,518	45,683
Corporate debt securities	8,522	6,862	9,603	7,260	12,868	8,980
Mortgage-backed securities
Agency	47,239	48,297	53,214	54,743	50,667	51,450
Non Agency	4,424	4,029	5,947	4,668	7,551	6,518
Asset backed securities	74	53	84	46	95	51
	$118,642	$117,616	$145,117	$143,288	$152,030	$147,559

The following table presents analysis of investment securities at December 31, 2010 by maturity, and the weighted average yield for each maturity presented. The yields presented in this table are calculated using tax-equivalent interest and the amortized cost.

Table 7. Maturity Distribution of Investment Portfolio

	One year or less		After one year through five years		After five years through ten years		After ten years		Total
(Dollars in thousands)	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield
Available for Sale
Obligations of U.S. Government agencies	$4	1.53%	$3,586	0.73%	$2,570	2.14%	$8,625	0.84%	$14,785	1.04%
Obligations of state & political subdivisions	1,529	6.07%	8,767	5.56%	16,105	6.36%	13,551	6.04%	39,952	6.06%
Corporate debt securities	—	—	2,250	1.57%	416	9.85%	4,196	1.67%	6,862	2.13%
Mortgage-backed securities
Agency	—	—	—	—	5,963	5.49%	42,334	2.65%	48,297	3.00%
Non Agency	—	—	—	—	—	—	4,029	5.80%	4,029	5.80%
Asset-backed securities	—	—	39	0.49%	—	—	14	4.55%	53	1.56%
	$1,533	6.06%	$14,642	3.75%	$25,054	5.78%	$72,749	3.19%	$113,978	3.87%

During 2010, the portfolio averaged $137.3 million down approximately 10% from the 2009 average of $152.8 million. As reinvestment yields continued to decline, the yield on the portfolio fell from 4.47% in 2009 to 4.03% in 2010. The ending balance of the portfolio was $117.6 million, nearly $26 million less than at the end of 2009. At year-end, the largest components of the portfolio were agency mortgage backed securities ($48.3 million) and municipal bonds ($40.0 million). In addition, both of theses sectors comprise a higher percentage of the total portfolio than they did one year earlier. The portfolio generated $29.7 million in cash flow from maturing investments in 2010 compared to $39.0 million in 2009. Approximately $28 million was reinvested in the portfolio during the year, primarily to maintain collateral positions. The decline in the balance of the portfolio was primarily the result of security sales that generated approximately $25 million in proceeds and $673 thousand of gains during the year.

Equities:  The equity portfolio is comprised entirely of bank stocks with the Bank and the Corporation each holding separate portfolios. The stocks held in the portfolio range from community banks to large national banks. During 2010, other-than-temporary impairment charges of $724 thousand were recorded against the equity portfolio. Included in this number is a charge of $406 thousand on shares of First Chester County Corporation that were acquired by Tower Bancorp, Inc. (Tower) in December 2010. This transaction was discussed in detail in our September 30, 2010 10-Q report. The new position in Tower is slowly being liquidated as market conditions allow.

Municipal Bonds:  The Bank’s municipal bond portfolio is well diversified geographically and is comprised primarily of general obligation bonds (72% of the portfolio). The portfolio holds eighty-eight separate issues spread between twenty-six states. The largest exposure is to nineteen issuers in the state of Texas with a fair value of $7.1 million. The majority of the bonds have either private bond insurance or have some type of other credit enhancement. The portfolio contains 6 taxable municipal bonds with a fair value of $5.1 million. When purchasing municipal bonds, the Bank looks primarily to the underlying credit of the issuer as a sign of credit quality.

Corporate Bonds:  Within the corporate bond portfolio, the Bank holds 7 single-issue trust-preferred securities at a cost of $5.9 million and a fair value of $4.2 million. Trust preferred securities are typically issued by a subsidiary grantor trust of a bank holding company, which uses the proceeds of the equity issuance to purchase deeply subordinated debt issued by the bank holding company. Trust-preferred securities can reflect single entity issues or a group of entities (pooled trust preferred). Pooled trust preferred securities have been the subject of significant write-downs due in some cases from the default of one issuer in the pool that then impairs the entire pool. Because of recent financial conditions, most trust preferred securities have realized a significant decline in value, but market prices continue to improve slowly. All of the Bank’s issues are single issuer, variable rate notes with long final maturities (2027-2028) that continue to pay dividends. The following table provides additional detail about the Bank’s trust preferred securities at December 31, 2010.

Table 8. Trust Preferred Securities

(Dollars in thousands)
Deal Name	Single Issuer or Pooled	Class	Amortized Cost	Fair Value	Gross Unrealized Gain (Loss)	Lowest Credit Rating Assigned	Number of Banks currently Performing	Deferrals and Defaults as % of Original Collateral	Expected Deferral/ Defaults as a Percentage of Remaining Performing Collateral
Huntington Cap Trust	Single	Preferred Stock	$927	$597	$(330)	B	1	None	None
Huntington Cap Trust II	Single	Preferred Stock	872	565	(307)	B	1	None	None
BankAmerica Cap III	Single	Preferred Stock	955	670	(285)	BB	1	None	None
Wachovia Cap Trust II	Single	Preferred Stock	272	230	(42)	Baa2	1	None	None
Corestates Captl Tr II	Single	Preferred Stock	922	673	(249)	Baa1	1	None	None
Chase Cap VI JPM	Single	Preferred Stock	956	768	(188)	BBB	1	None	None
Fleet Cap Tr V	Single	Preferred Stock	971	694	(277)	BB	1	None	None
			$5,875	$4,197	$(1,678)

Mortgage-backed Securities:  The largest sector of the portfolio continues to be held in mortgage-backed securities (MBS) at $52.3 million at year-end. The majority of this sector ($48.3 million) is comprised of U.S. Government Agency MBS. In addition, the Bank holds 7 private label mortgage-backed securities (PLMBS) with a fair value of $4.0 million and an amortized cost of $4.4 million.

The Bank’s PLMBS portfolio is comprised primarily of Alt-A loans. Alt-A loans are first-lien residential mortgages that generally conform to traditional “prime” credit guidelines; however, loan factors such as the loan-to-value ratio, loan documentation, occupancy status or property type cause these loans not to qualify for standard underwriting programs. The Alt-A product in the Bank’s portfolio is comprised of fixed-rate product that was originated between 2003 and 2006 and all were originally rated AAA. The bonds issued in 2006 are experiencing the highest delinquency and loss rates. All of these bonds originally had some type of credit support tranche to absorb any loss prior to losses at the senior tranche held by the Bank, but this has eroded completely on some bonds as they have started to experience losses. The Bank recorded other-than-temporary impairment charges of $335 thousand on two PLMBS bonds in 2010. The following table provides additional detail about the Bank’s PLMBS at December 31, 2010.

Table 8.1 Private Lable Mortgage Backed Securities

(Dollars in thousands)
Description	Orgination Date	Amortized Cost	Fair Value	Gross Unrealized Gain (Loss)	Collateral Type	Lowest Credit Rating Assigned	Credit Support %	OTTI Charges
RALI 2003-QS15 A1	8/1/2003	$522	$522	$—	ALT A	Aa2	11.48	$—
RALI 2004-QS4 A7	3/1/2004	591	592	1	ALT A	AAA	12.89	—
MALT 2004-6 7A1	6/1/2004	742	761	19	ALT A	BBB	10.61	—
RALI 2005-QS2 A1	2/1/2005	664	605	(59)	ALT A	B	7.77	—
RALI 2006-QS4 A2	4/1/2006	937	716	(221)	ALT A	D	—	202
GSR 2006-5F 2A1	5/1/2006	445	403	(42)	Prime	CCC	4.19	—
RALI 2006-QS8 A1	7/28/2006	523	430	(93)	ALT A	D	—	133
		$4,424	$4,029	$(395)				$335

Impairment:

At December 31, 2010, the investment portfolio contained 85 temporarily impaired securities with a fair value of $44.1 million and $3.2 million in unrealized losses. The unrealized loss position is improved from year-end 2009 when there were 99 temporarily impaired securities with an unrealized loss of $5.4 million. However, we have seen a large increase in the number and fair value of municipal securities with an unrealized loss, albeit small, since 2009. The investment category with the largest unrealized losses continues to be the corporate bond portfolio (9 securities and $1.7 million unrealized loss) and this represent 54% of the total unrealized loss. However, the unrealized loss in this sector is less than it was at the end of 2009.

For securities with an unrealized loss, Management applies a systematic methodology in order to perform an assessment of the potential for “other-than-temporary” impairment. In the case of debt securities, investments considered for “other-than-temporary” impairment: (1) had a specified maturity or repricing date; (2) were generally expected to be redeemed at par, and (3) were expected to achieve a recovery in market value within a reasonable period of time. In addition, the Bank considers whether it intends to sell these securities or whether it will be forced to sell these securities before maturity. Equity securities are assessed for other-than-temporary impairment based on the length of time of impairment, dollar amount of the impairment and general market and financial conditions relating to specific issues. Accordingly, the impairments identified on debt and equity securities, and subjected to the assessment at December 31, 2010, were deemed to be temporary and required no further adjustment to the financial statements, unless otherwise noted.

The following table reflects temporary impairment in the investment portfolio (excluding restricted stock), aggregated by investment category, length of time that individual securities have been in a continuous unrealized loss position and the number of securities in each category as of December 31, 2010 and 2009:

The following table reflects temporary impairment in the investment portfolio (excluding restricted stock), aggregated by investment category, length of time that individual securities have been in a continuous unrealized loss position and the number of securities in each category as of December 31, 2010 and 2009:

Table 9. Temporary Impairment

	December 31, 2010
	Less than 12 months			12 months or more			Total
(Amounts in thousands)	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
Equity securities	$1	$(1)	1	$3,261	$(537)	20	$3,262	$(538)	21
Obligations of U.S.
Government agencies	3,476	(17)	2	6,433	(39)	14	9,909	(56)	16
Obligations of state and political subdivisions	11,861	(405)	24	292	(14)	1	12,153	(419)	25
Corporate debt securities	—	—	—	6,164	(1,724)	9	6,164	(1,724)	9
Mortgage-backed securities
Agency	9,859	(46)	6	—	—	—	9,859	(46)	6
Non Agency	—	—	—	2,676	(415)	5	2,676	(415)	5
Asset-backed securities	—	—	—	53	(21)	3	53	(21)	3
Total temporarily impaired securities	$25,197	$(469)	33	$18,879	$(2,750)	52	$44,076	$(3,219)	85

	December 31, 2009
	Less than 12 months			12 months or more			Total
(Amounts in thousands)	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
Equity securities	$2,343	$(395)	7	$1,494	$(1,067)	21	$3,837	$(1,462)	28
Obligations of U.S.
Government agencies	63	—	3	13,411	(161)	27	13,474	(161)	30
Obligations of state and political subdivisions	1,843	(41)	6	285	(21)	1	2,128	(62)	7
Corporate debt securities	622	(1)	5	6,537	(2,342)	10	7,159	(2,343)	15
Mortgage-backed securities
Agency	10,812	(47)	9	—	—	—	10,812	(47)	9
Non Agency	—	—	—	4,668	(1,279)	7	4,668	(1,279)	7
Asset-backed securities	—	—	—	46	(38)	3	46	(38)	3
Total temporarily impaired securities	$15,683	$(484)	30	$26,441	$(4,908)	69	$42,124	$(5,392)	99

The unrealized loss in the equity portfolio was $538 thousand on 21 issues at year-end, and improvement over the unrealized loss of $1.5 million at year-end 2009. This was caused by an improvement in the price of bank stocks during the year and the write down of the carrying cost of 4 stocks. In 2010, other-than-temporary impairment charges of $724 thousand were recorded on equities. The largest single charge was $406 thousand on First Chester County Corporation, as discussed above.

The unrealized loss in the corporate bond portfolio of $1.7 million is concentrated in trust-preferred securities. Due to the problems in the financial markets the past two years, most trust preferred securities realized a significant decline in value, but market prices have improved since the end of 2009 and the value of the Bank’s trust preferred portfolio has improved by $800 thousand during 2010. All of the Bank’s trust preferred securities are variable rate notes with long maturities (2027 – 2028) from companies that received money (and in some cases paid back) from the Troubled Asset Relief Program (TARP), continue to pay dividends and have raised capital. The credit ratings on this portfolio range from B to Baa1 and no bonds have missed or suspended any payments. At December 31, 2010, the Bank believes it will be able to collect all interest and principal due on these bonds and no other-than-temporary-impairment charges were recorded. For additional detail on the Bank’s trust preferred securities see Table 8.

The largest unrealized loss in the MBS portfolio is in the non-agency PLMBS sector with an unrealized loss of $395 thousand on 7 securities. The majority of this sector is comprised of “Alt-A” PLMBS. These bonds were all rated AAA at time of purchase but have since have experienced rating declines. Some have experienced increased delinquencies and defaults, while others have seen the credit support increase as the bonds paid-down. The Bank monitors the performance of the Alt-A investments on a regular basis and reviews delinquencies, default rates, credit support levels and various cash flow stress test scenarios. In determining the credit related loss, Management considers all principal past due 60 days or more as a loss. If additional principal moves beyond 60 days past due, it will also be considered a loss. As a result of the analysis on PLMBS it was determined that two bonds contained losses that were considered other-than-temporary. Management determined $335 thousand was credit related and therefore, recorded an impairment charge of $335 thousand against earnings in 2010. The market for PLMBS continues to be weak and Management believes that this factor accounts for a portion of the unrealized losses that is not attributable to credit issues. Management continues to monitor these securities and it is possible that additional write-downs may occur if current loss trends continue. For additional detail on the Bank’s PLMBS see Table 8.1 above.

The Bank held $6.2 million of restricted stock at the end of 2010. The restricted stock is comprised of $30 thousand in Atlantic Central Bankers’ Bank and $6.2 million in Federal Home Loan Bank of Pittsburgh (FHLB). FHLB stock is carried at a cost of $100 per share. In 2008, FHLB announced a capital restoration plan that resulted in it discontinuing paying dividends and repurchasing excess capital stock from its members. It is not known if or when FHLB will be able to restore its dividend or repurchase its stock. However, during the fourth quarter of 2010, FHLB repurchased $323 thousand of its stock in a one-time special repurchase. As of December 31, 2010, the Bank held $1.0 million in FHLB stock, as a non-earning asset, in excess of what it would have been required to hold prior to the suspension of the stock repurchase plan. FHLB stock is evaluated for impairment primarily based on an assessment of the ultimate recoverability of its cost. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support it operations. There is not a public market for FHLB stock and the benefits of FHLB membership (e.g., liquidity and low cost funding) add value to the stock beyond purely financial measures. If FHLB stock were deemed to be impaired, the write-down for the Bank could be significant. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment.

Loans:

For 2010, average gross loans increased 6.1% to $753.6 million compared to $710.1 million in 2009. Commercial loans were the only loan category to show an increase in average outstandings during 2010. Both mortgage and consumer lending decreased on average, year over year. Due to the continued low interest rate environment, the yield on the loan portfolio decreased for the second consecutive year, from 5.36% to 5.15%. At year-end, the Bank had no foreign loans. The following table shows loans outstanding as of December 31 for the past 5 years.

Table 10. Loan Portfolio

	December 31
	2010		2009		2008		2007		2006
(Dollars in thousands)	Balance	% Change	Balance	% Change	Balance	% Change	Balance	% Change	Balance
Residential real estate 1 – 4 family
First liens	$144,128	1%	$142,330	-7%	$153,654	6%	$145,415	7%	$136,473
Junior liens and lines of credit	56,694	-8%	61,460	-1%	62,231	-3%	64,221	16%	55,194
Total	200,822	-1%	203,790	-6%	215,885	3%	209,636	9%	191,667
Residential real estate construction	79,557	-6%	84,649	16%	72,818	-13%	83,369	79%	46,537
Commercial, industrial and agricultural real estate	304,195	7%	283,839	24%	229,673	58%	145,400	8%	134,777
Commercial, industrial and agricultural	146,672	2%	144,035	9%	132,368	23%	107,263	-17%	128,747
Consumer	17,396	-25%	23,250	-9%	25,473	-2%	25,949	-3%	26,806
Total loans	748,642	1%	739,563	9%	676,217	18%	571,617	8%	528,534
Less: Allowance for loan losses	(8,801)	-2%	(8,937)	21%	(7,357)	0%	(7,361)	7%	(6,850)
Net loans	$739,841	1%	$730,626	9%	$668,860	19%	$564,256	8%	$521,684

The Corporation had no foreign loans in any of the years presented.

Residential real estate:  This category is comprised primarily of consumer purpose loans secured by residential real estate including approximately $145 million of retail mortgage and home equity products, and commercial purpose loans ($56 million) that are secured by residential real estate. Total loans in this category have declined by $3.0 million to $201 million at year-end 2010. This decrease is due primarily to declines in the retail mortgage and home equity sectors, which have run down by approximately $19.0 million. The slow economy continues to have a dampening affect on home sales. Likewise, home equity balances have declined as consumers have seen equity in their homes disappear or have been reluctant to borrow due to uncertainty in the economy. In addition, the Bank sells most of its mortgage production as part of its interest rate risk management function to avoid holding long-term low rate assets, as borrowers tend to be favoring fixed rate mortgages. As part of a third-party brokerage arrangement the Bank collects a fee for originating these loans, but it does not retain or service the loans. In 2010, the Bank originated approximately $22 million in mortgage loans that were sold through the brokerage arrangement compared to $38 million in 2009. The Bank expects its residential real estate loan portfolio to continue to decline in future periods. The Bank does not originate or hold any loans that would be considered sub-prime or Alt-A.

Residential real estate construction:  This category also declined in 2010, ending the year $5.1 million less than the prior year. This category is comprised of construction loans to individuals to build their own homes ($6.0 million) and loans to developers ($73.6 million) to construct residential homes for sale or to improve land for the sale of residential building lots. These balances compare to $1.8 million to individuals and $82.8 million to developers at year-end 2009. The Bank’s exposure to residential construction loans is concentrated primarily in south central Pennsylvania. Real estate construction loans, especially land development loans, frequently provide an interest reserve in order to assist the developer during the development stage when minimal cash flow is generated. All real estate construction loans are underwritten in the same manner, regardless of the use of an interest reserve. At December 31, 2010, the Bank had

$18.6 million in real estate loans funded with an interest reserve and has capitalized $961 thousand of interest from these reserves on active projects. Real estate construction loans are monitored on a regular basis by either an independent third party inspector, or a joint effort between the Bank’s Risk Management division and the assigned loan officer depending on loan amount or complexity of the project. This monitoring process includes at a minimum, the submission of invoices and AIA documents of costs incurred by the borrower, on-site inspections, and joint signature between the Risk Management division and the loan officer for disbursement of funds. Year-to-date, the Bank has recognized $332 thousand of interest income that was funded by interest reserve accounts.

Commercial loans:  Commercial lending continues to be the engine that is driving loan growth in the Bank. Loans in this category include commercial, industrial, farm, agricultural, and municipal government loans. Collateral for these loans may include, commercial real estate, farm real estate, equipment or other business assets. This category does not include commercial loans secured by residential real estate, reported above. This category increased $23.0 million (5.4%) in 2010 over the 2009 ending balance. In 2010, the Bank funded approximately $150 million in commercial loans with 83.7% of that funding in the form of new money. Approximately 75% of new originations and 54% of the total portfolio are variable rate loans as low market rates continue to be attractive to borrowers. While the low rates are attractive to borrowers, they are not as beneficial to the Bank and it has imposed rate floors on most new and refinanced loans during the year. Commercial real estate loans have increased $20.4 million during the year while commercial, industrial and agricultural (C&I) loans increased only $2.6 million during the year to $146.7 million. At December 31, 2010, loans secured by nonowner, nonfarm, nonresidential properties totaled $116.9 million, while owner-occupied nonfarm nonresidential properties totaled $111.0 million. However, C&I loans decreased from $156.2 million at September 30, 2010 due to pay-offs during the fourth quarter from some larger purchased loans. The Bank is very active in its market in pursuing commercial lending opportunities, but supplements in-market growth with purchased loan participations. The Bank purchases commercial loan participations in an effort to increase its commercial lending and diversify its loan mix, both geographically and by industry sector. Purchased loans are originated primarily within the south central Pennsylvania market and are purchased from only a few select counter parties. These loans usually represent an opportunity to participate in larger credits with lower origination and servicing costs. In 2010, the Bank purchased $17.4 million of loan participations, $4.9 in commercial and industrial, $9.4 million included in commercial real estate and $3.1 million included in residential real estate construction. Total loans purchased in 2010 are well below the 2009 purchases of $45.2 million and the Bank does not expect a large increase in purchase activity in 2011 over the 2010 level. At December 31, 2010, the Bank held $139.5 million in purchased loan participations in its portfolio compared to $130.0 million at the prior year-end. The Bank expects that commercial lending will continue to be the primary area for loan growth in the future via in-market and loan participation activity. To enhance these growth opportunities, the Bank continues to partner with two Small Business Development Centers at local universities and is a designated Small Business Administration lender.

At December 31, 2010 high loan to value loans totaled $59.1 million, 8.0% of gross loans and 71.9% of risk-based capital. This compares to $56.4 million with a ratio of 7.6% of gross loans and 72.8% of risk-based capital at December 31, 2009. The largest exposure to high loan to value loans at year-end 2010 is in commercial real estate loans ($16.5 million), commercial and industrial loans ($9.4 million), and real estate construction loans ($7.5 million). Management tracks high loan to value loans as exceptions to its internal lending policy and reports this exposure to the Credit Risk Oversight Committee of the Board of Directors.

Consumer loans:  This category is comprised of direct, indirect (primarily automobile) and unsecured personal lines of credit and decreased by approximately $5.8 million (25%) during the year to $17.4 million. Most of the decrease occurred in the indirect lending portfolio. The Bank’s indirect lending portfolio is approximately $7 million, down from approximately $13 million at year-end 2009. With the Bank’s decision to exit this line of business in the first quarter of 2010 no new originations were booked in 2010. In the other sectors of the consumer portfolio, 2010 originations of $5.7 million were not sufficient to offset run-off. With exiting the indirect lending business as well as the unwillingness of consumers to increase their debt, the consumer portfolio is expected to continue to run-down throughout 2011.

The following table presents the stated maturities (or earlier call dates) of selected loans as of December 31, 2010. Residential mortgage and consumer loans are excluded from the presentation.

Table 11. Maturities and Interest Rate Terms of Selected Loans

(Dollars in thousands)	Less than 1 year	1 – 5 years	Over 5 years	Total
Loans:
Residential real estate construction	$48,221	$18,361	$12,975	$79,557
Commercial, industrial and agricultural	6,346	36,463	103,863	146,672
	$54,567	$54,824	$116,838	$226,229

Loans with fixed and variable interest rates at December 31, 2010 are shown below:

(Dollars in thousands)	Less than 1 year	1 – 5 years	Over 5 years	Total
Loans with fixed rates	$4,521	$15,399	$46,607	$66,527
Loans with variable rates	50,046	39,425	70,231	159,702
	$54,567	$54,824	$116,838	$226,229

Loan Quality:

Management utilizes a risk rating scale (1 – 9) to evaluate loan asset quality. It monitors loan asset quality by continually reviewing four measurements: (1) watch list loans (loans risk rated 6 or higher), (2) delinquent loans (primarily nonaccrual loans and loans past due 90 days or more), (3) foreclosed real estate (commonly referred to as other real estate owned or “OREO”), and (4) net-charge-offs. Management compares trends in these measurements with the Bank’s internally established targets, as well as its national peer group.

Loans that are risk rated 6 (OAEM) or higher are placed on the Bank’s watch list. At December 31, 2010, there was $69.9 million on the Bank’s watch list compared to $47.4 million at year-end 2009. Loans on the watch list are adversely criticized/classified because the borrowers are experiencing weakening cash flow and may be paying loans with alternative sources of cash, for example, savings or the sale of unrelated assets. If these trends continue, the Bank has an increasing likelihood that it will need to liquidate collateral for repayment. The Bank’s watch list includes loans that may or may not be delinquent or on nonaccrual, loans that may or may not be considered impaired, and potential problem loans. Potential problem loans are loans on the watch list that represent borrowers that may or may not be able to comply with current loan terms, but excludes loans that are 90 days or more past due and nonaccrual loans. Potential problem loans were $42.4 million at year-end and $29.1 million one year earlier. Management emphasizes early identification and monitoring of these loans to proactively minimize any risk of loss.

Included in the Bank’s watch list loans are impaired loans and troubled debt restructurings. A loan is considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all interest and principal payments due according to the originally contracted terms of the loan agreement. Impaired loans totaled $33.2 million at December 31, 2010.

A loan is considered a troubled debt restructuring if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The Bank has one loan classified as a troubled debt restructuring for $656 thousand. The loan is currently in compliance with its modified terms. The Bank has not performed any type of loan workout where it has restructured an existing loan into multiple new loans.

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

Loan quality, as measured by nonperforming loans, continues to worsen as the Bank is experiencing what it believes is a second wave of deteriorating credit quality due to the lingering affects of the recession. At year-end 2010, nonperforming loans totaled $27.5 million compared to $18.3 million at year-end 2009. Loans past due 90 days or more and still accruing declined from year-end 2009; however, this is due mostly to these loans moving to nonaccrual status. The Bank added $8.2 million to nonaccrual loans in the fourth quarter of 2010. The ratio of nonperforming loans to total gross loans increased from 2.47% at the end of 2009 to 3.68% at December 31, 2010. In early January 2011, a $2.2 million loan was removed from nonaccrual when the loan was paid off. If Management is successful in its workout efforts on several large credits, it is possible that they could be removed from nonaccrual status in 2011. However, if the current economic situation continues, it is possible that other loans may become delinquent and nonperforming loans remain at a high level due to lengthy workout periods on these loans.

At year-end, the Bank had one loan ($656 thousand) classified as a troubled debt restructuring (TDR) that is performing in accordance with its modified terms. The Bank has no loans that have been restructured into multiple notes. As the recession continues to strain many businesses, the Bank is reviewing its process for classifying loans as a TDR, as some commercial borrowers look to restructure their businesses in order to survive. Based upon the Bank’s review, it is possible that loans we have not previously classified as a TDR are reclassified as such. At December 31, 2010, the Bank had $1.4 million of residential properties in the process of foreclosure compared to $1.3 million at the end of 2009.

The following table presents a summary of nonperforming assets:

Table 12. Nonperforming Assets

	December 31
(Dollars in thousands)	2010	2009	2008	2007	2006
Nonaccrual loans
Residential real estate 1 – 4 family
First liens	$691	$345	$333	$87	$234
Junior liens and lines of credit	122	—	—	—	—
Total	813	345	333	87	234
Residential real estate construction	6,500	4,040	1,286	449	524
Commercial, industrial and agricultural real estate	13,003	5,654	—	78	298
Commercial, industrial and agricultural	1,668	124	1,252	3,635	123
Consumer	—	30	—	—	—
Total nonaccrual loans	$21,984	$10,193	$2,871	$4,249	$1,179
Loans past due 90 days or more and still accruing
Residential real estate 1 – 4 family
First liens	$1,093	$3,060	$411	$395	$481
Junior liens and lines of credit	833	494	133	12	46
Total	1,926	3,554	544	407	527
Residential real estate construction	911	1,426	—	—	—
Commercial, industrial and agricultural real estate	2,343	1,926	429	832	137
Commercial, industrial and agricultural	244	960	33	205	389
Consumer	125	195	123	64	95
Total loans past due 90 days or more and still accruing	5,549	8,061	1,129	1,508	1,148
Total nonperforming loans	27,533	18,254	4,000	5,757	2,327
Repossessed assets	—	18	—	—	—
Foreclosed assets	618	642	—	207	—
Total nonperforming assets	$28,151	$18,914	$4,000	$5,757	$2,327
Restructured Loans (TDRs)
Performing	$656	$—	$—	$—	$—
Total TDRs	$656	$—	$—	$—	$—
Nonperforming loans to total gross loans	3.68%	2.47%	0.59%	1.01%	0.44%
Nonperforming assets to total assets	2.96%	1.93%	0.44%	0.73%	0.29%
Allowance for loan losses to nonperforming loans	31.97%	48.96%	183.93%	127.86%	294.37%

The majority of the nonaccrual loan balance is comprised of six loan relationships totaling $19.2 million. Management continually monitors the status of nonperforming loans, the value of any collateral and potential of risk of loss. The following table provides additional information on the most significant nonaccrual accounts:

Table 13. Significant Nonaccrual Loans

December 31, 2010
(Dollars in thousands)	Origin Date	Balance	ALL Reserve		Nonaccrual Date	Collateral	Location	Last Appraisal(1)
Credit 1
Residential real estate construction and development, 1 – 4 family	2006	$2,542	$1,095		May-09	1st lien residential building lots 2nd & 3rd lien single family residential rental property	PA	May-09 $5,009
				MD
Credit 2
Agricultural 4 separate notes	2004 – 2006	1,649	163		Mar-09	1st and 2nd lien on agricultural real estate, farm equipment, livestock and a 70% FSA guarantee on a $381 note	PA	Dec-09 $3,049
Credit 3
Manufacturing 3 separate notes Paid off January 2011	2009	2,239	—		Dec-09	1st lien commercial real estate, equipment and other business assets	PA	N/A
Credit 4
Residential real estate construction and development, 1 – 4 family 18 separate notes	2007 – 2009	3,412	—		Jun-10	Joint and several liability of principals	N/A	N/A
Credit 5
Agricultural 7 separate notes	2005 – 2010	2,845	166		Dec-10	1st, 2nd and 3rd lien on 600+ acres of farm real estate, equipment and inventory	PA	Jan-10 $4,446

Credit 6
Commercial real estate	2008	6,500	1,517		Dec-10	1st lien on 92 acres undeveloped commercial real estate	PA	Jan-11 $8,230
		$19,187	$2,941

(1)	Appraisal value, as reported, does not reflect the pay-off of any senior liens, or any adjustment to reflect the cost to liquidate the collateral either through an orderly or forced liquidation process

Credits 1 and 2 remained relatively unchanged from year-end 2009, except for the fact that partial charge-offs have been recognized in 2010 thereby reducing the outstanding loan a balance.

Credit 3 was paid off in January 2011 with the Bank receiving sufficient funds to completely recover the outstanding balance.

Credit 4 is in the business of providing interim construction financing, primarily for modular homes. The Bank is one of a number of financial institutions that have separately provided financing for this business. Despite filing for bankruptcy at the end of the first quarter of 2010, the account was current and performing until it was placed on nonaccrual status in the second quarter. The Bank has joint and several liability against the principals of the business who have substantial net worth. During the third quarter of 2010, a financing package was prepared by a group of lenders and submitted to the bankruptcy court for approval. The financing package was approved and is expected to payoff the Bank’s position with minimal loss expected.

Based upon Management’s assessment of the bankruptcy plan and the principals’ personal net worth, it believes that the Bank’s loss will be limited. The Bank expects settlement on this credit to occur in the second quarter of 2011.

Credit 5 was placed on nonaccrual at year-end 2010. The Bank is exploring work-out options, but believes that its position is well secured.

Credit 6 was placed on nonaccrual at year-end 2010. This is a purchased participation credit and reflects the Bank’s 68% ownership of the entire project. This project experienced trouble when a major national retailer that was expected to build on the site pulled out of the project. The 2011 appraisal is less than half of the original appraisal at the time the loan was made. The Bank has reserved for this credit based on current circumstances.

The balance of loans 90 days or more past due and still accruing has declined since year-end 2009 as loans have moved to nonaccrual status. Commercial real estate is the only loan category to show a slight increase over year-end. The Bank holds $618 thousand of foreclosed real estate, comprised of six loans secured by residential real estate compared to $642 thousand (3 properties) at December 31, 2009.

The following table provides additional information on the foreclosed real estate:

Table 14. Foreclosed Real Estate

December 31, 2010
(Dollars in thousands)	Date Acquired	Balance	Collateral	Location	Last Appraisal
Property 1	2009	$91	4 residential building lots	PA	Sep-09
Property 2	2009	138	residential property	PA	Apr-09
Property 3	2010	30	residential property	PA	May-10
Property 4	2010	127	residential property	PA	Mar-10
Property 5	2010	84	residential property	PA	May-10
Property 6	2010	148	residential property	PA	Jul-10
		$618

Allowance for Loan Losses:

Management performs a monthly evaluation of the adequacy of the allowance for loan losses. Consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, borrowers’ actual or perceived financial and managerial strengths, the adequacy of the underlying collateral (if collateral dependent) and other relevant factors. It is Management’s general practice to obtain a new appraisal or asset valuation for any loan that it has rated as other assets specially mentioned (OAEM) or higher, including nonaccrual. Management, at its discretion, may determine that additional adjustments to the appraisal or valuation are required. Valuation adjustments will be made as necessary based on other factors, including, but not limited to the economy, deferred maintenance, industry, type of property/equipment etc and the knowledge Management has about a particular situation. In addition, the cost to sell or liquidate the collateral is also estimated when determining the realizable value to the Bank.

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

The general component addresses the reserves established for pools of homogenous loans. The general component includes a quantitative and qualitative analysis. The quantitative analysis uses the Bank’s two-year historical loan loss experience adjusted for factors derived from current economic and market conditions that have been determined to have an affect on the probability and magnitude of a loss. The qualitative analysis utilizes a risk matrix that incorporates qualitative and environmental factors such as: loan volume, management, nonperforming loans, loan review process, credit concentrations, competition, and legal and regulatory issues. Input for these factors is determined on the basis of Management’s observation, judgment and experience. As a result of this input, additional loss percentages are assigned to each pool of loans.

Real estate appraisals and collateral valuation are an important part of the Bank’s process for determining potential loss on collateral dependent loans and thereby have a direct affect on the determination of loan charge-offs and the calculation of the allowance for loan losses.

Appraisals for all real estate dependent commercial loans are obtained at loan origination for any real estate loan greater than $250 thousand. The appraisal is reviewed either internally or by an outside vendor, depending on the aggregate amount of the individual loan relationship or complexity of the deal. For commercial loans less than $250 thousand, a less formal evaluation of value is permitted. However, an appraisal for these loans is often obtained. As long as the loan remains a performing loan, no further updates to appraisals are required. If a loan/relationship migrates to watch list status with a pass rating, an evaluation for impairment is made based on the current information available at the time of downgrade. If a loan reaches a OAEM rating or higher, including non-accrual, Management’s practice has been to order a new or updated appraisal if the current appraisal is more than 24 months old; however, it recently reduced this time frame to 12 months or less as it deemed appropriate. Currently, only one loan with a rating 6 or above has an appraisal older than 18 months.

In determining the allowance for loan losses, Management, at its discretion, may determine that additional adjustments to the fair value are required, regardless of whether or not an appraisal or collateral valuation is outdated. Other adjustments will be made as necessary based on other factors, including, but not limited to the economy, deferred maintenance, industry, type of property/equipment etc. and the knowledge Management has about a particular situation. In addition, the cost to sell or liquidate the collateral is also estimated when determining the realizable value to the Bank.

If an appraisal is not available, Management may, at its discretion, make a best estimate of the real value of the collateral or take the last known market value and discount it. Unless otherwise deemed unavailable, a new or updated appraisal will be obtained. If any adjustment is made to the available collateral valuation, a comment as to why the adjustment was made will be documented in the credit file and reported to the Loan Management Committee.

The following table shows the loans that were evaluated for the allowance for loan losses under a specific reserve (individually) and those that were evaluated under a general reserve (collectively), and the amount of the allowance established in each category as of December 31, 2010:

Table 15. Allowance by Loan Segment

	Residential Real Estate 1 – 4 Family			Commercial Industrial & Agricultural Real Estate	Commercial Industrial & Agricultural
(Dollars in thousands)	First Liens	Junior Liens & Lines of Credit	Construction			Consumer	Total
Allowance at December 31, 2009	$550	$278	$3,087	$4,175	$752	$95	$8,937
Charge-offs	(107)	(165)	(982)	(1,736)	(232)	(452)	(3,674)
Recoveries	19	10	53	18	61	142	303
Provision	138	229	438	901	997	532	3,235
Allowance at December 31, 2010	$600	$352	$2,596	$3,358	$1,578	$317	$8,801
Loans evaluated for allowance:
Individually	$965	$408	$7,988	$21,425	$2,398	$3	$33,187
Collectively	143,163	56,286	71,569	282,770	144,274	17,393	715,455
Total	$144,128	$56,694	$79,557	$304,195	$146,672	$17,396	$748,642
Allowance established for loans evaluated:
Individually	179	4	1,566	2,170	854	3	4,776
Collectively	421	348	1,030	1,188	724	314	4,025
Allowance at December 31, 2010	$600	$352	$2,596	$3,358	$1,578	$317	$8,801

The following table shows the allocation of the allowance for loan losses by loan category as of December 31 for each of the past five years:

Table 16. Allocation of the Allowance for Loan Losses

(Dollars in thousands)	2010		2009(1)		2008		2007		2006
Residential real estate 1 – 4 family
First liens	$600	7%	$550	6%	$1,324	18%	$1,344	18%	$1,498	22%
Junior liens and lines of credit	352	4%	278	3%	—	—	—	—	—	—
Total	952	11%	828	9%	1,324	18%	1,344	18%	1,498	22%
Residential real estate construction	2,596	29%	3,087	35%	—	—	—	—	—	—
Commercial, industrial and agricultural real estate	3,358	38%	4,175	47%	—	—	—	—	—	—
Commercial, industrial and agricultural	1,578	18%	752	8%	5,739	78%	5,572	76%	4,902	72%
Consumer	317	4%	95	1%	294	4%	445	6%	450	7%
	$8,801	100%	$8,937	100%	$7,357	100%	$7,361	100%	$6,850	100%

The percentage of the loans in each category to total gross loans at year end is as follows:

	2010	2009	2008	2007	2006
Residential real estate 1 – 4 family
First liens	19%	19%	23%	25%	26%
Junior liens and lines of credit	8%	9%	9%	11%	10%
Total	27%	28%	32%	36%	36%
Residential real estate construction	11%	11%	11%	15%	9%
Commercial, industrial and agricultural real estate	40%	38%	34%	25%	26%
Commercial, industrial and agricultural	20%	20%	20%	19%	24%
Consumer	2%	3%	3%	5%	5%
	100%	100%	100%	100%	100%

The allocation of the allowance for loan losses is based on estimates and is not intended to imply limitatations on the usage of the allowance. The entire allowance is available to absorb any losses without regard to the category in which the loan is classified.

(1)	In 2009, the Bank began allocating the allowance for loan losses according to the primary collateral of the loan, or if there was no collateral, by the primary purpose of the loan. In prior years the allocation was made by the primary purpose of the loan. This has resulted in a higher allocation in 2010 and 2009 for residential real estate development and commercial real estate, that in prior periods was allocated to commercial, industrial and agricultural loans. Data for periods prior to 2009 using the current methodology is not available and therefore, comparisons by line item to prior periods may not be accurate.

In 2010, $3.2 million was added to the allowance for loan losses (ALL) thorough the provision for loan loss expense. This compares to a provision expense of $3.4 million in 2009. Despite adding $3.2 million to the ALL, the ALL declined by approximately $100 thousand to $8.8 million as net charge-offs climbed to $3.4 million in 2010. The ALL as a percentage of loans fell to 1.18% at December 31, 2010 from 1.21% at December 31, 2009.

Charged-off loans usually result from: (1) a borrower being legally relieved of loan repayment responsibility through bankruptcy,(2)insufficient collateral sale proceeds to repay a loan; or (3) the borrower and/or guarantor does not own other marketable assets that, if sold, would generate sufficient sale proceeds to repay a loan.

The Bank recorded net loan charges-off of $3.4 million in 2010. This level of charge-offs is $1.5 million greater than in 2009 and is at the highest level in the past 5 years. Commercial, industrial and agricultural loans recorded the largest gross charge-offs in 2010 of $1.7 million and this sector represented the largest increase in charge-offs compared to 2009. The majority of this charge-off was recorded in December 2010 for one nonaccrual credit. The annualized net loan charge-off ratio increased to .45% in 2010 from .26% in 2009. If nonperforming loans remain at the current level, it is likely that net charge-offs will remain consistent with the level of net charge-offs in 2009 and 2010. However, the Bank does expect a reduction in consumer loan charge-offs due to ending its indirect lending activity. The majority of consumer loan charge-offs in past years were attributable to indirect loans.

The following table presents an analysis of the allowance for loan losses for each of the past five years:

Table 17. Historical Allowance for Loan Losses

	December 31
(Dollars in thousands)	2010	2009	2008	2007	2006
Balance at beginning of year	$8,937	$7,357	$7,361	$6,850	$5,402
Addition of allowance from acquistion	—	—	—	—	1,392
Charge-offs:
Residential real estate 1 – 4 family
First liens	(107)	—	(224)	(9)	(96)
Junior liens and lines of credit	(165)	(94)	—	(5)	—
Total	(272)	(94)	(224)	(14)	(96)
Residential real estate construction	(982)	(724)	(350)	—	—
Commercial, industrial and agricultural real estate	(1,736)	(63)	(28)	—	—
Commercial, industrial and agricultural	(232)	(567)	(335)	(362)	—
Consumer	(452)	(681)	(496)	(442)	(288)
Total charge-offs	(3,674)	(2,129)	(1,433)	(818)	(384)
Recoveries:
Residential real estate 1 – 4 family
First liens	19	25	23	50	42
Junior liens and lines of credit	10	—	—	3	—
Total	29	25	23	53	42
Residential real estate construction	53	—	—	—	—
Commercial, industrial and agricultural real estate	18	—	28	9	1
Commercial, industrial and agricultural	61	61	19	98	58
Consumer	142	185	166	179	99
Total recoveries	303	271	236	339	200
Net (charge-offs) recoveries	(3,371)	(1,858)	(1,197)	(479)	(184)
Provision for loan losses	3,235	3,438	1,193	990	240
Balance at end of year	$8,801	$8,937	$7,357	$7,361	$6,850
Ratios:
Net loans charged-off (recovered) as a percentage of average gross loans	0.45%	0.26%	0.19%	0.09%	0.04%
Net loans charged-off (recovered) as a percentage of the provision for loan losses	104.20%	54.04%	100.34%	48.38%	76.67%
Allowance as a percentage of loans	1.18%	1.21%	1.09%	1.29%	1.30%

Management monitors the adequacy of the allowance for loan losses on an ongoing basis and reports its adequacy quarterly to the Credit Risk Oversight Committee of the Board of Directors. Management believes that the ALL at December 31, 2010 is adequate.

Deposits:

The Corporation continues to rely on deposits as its primary source of funds. The Bank offers numerous deposit products through its community offices including demand deposits, savings, money management accounts, and time deposits (certificates of deposits/CDs). Total deposits at December 31, 2010 were $734.3 million, down slightly from to $738.4 million on December 31, 2009. Non-brokered deposits increased $20.3 million form December 31, 2009. The 2009 balance included $25.0 million in short-term brokered deposits taken for year-end funding needs and these deposits matured in January 2010. For 2010, total deposits averaged $727.0 million at a cost of 1.16%, compared to $687.0 million at a cost of 1.50% in 2009. Average interest-bearing deposits increased $33.5 million over the 2009 average and the cost fell from 1.70% to 1.32%. Noninterest-bearing deposits also increased $6.7 million on average in 2010. Lower rates on money management accounts and CDs accounted for the lower cost of funds in 2010.

The following table presents a comparison of deposits for the past five years.

Table 18. Deposits

	December 31
	2010		2009		2008		2007		2006
(Dollars in thousands)	Balance	% Change	Balance	% Change	Balance	% Change	Balance	% Change	Balance
Demand, noninterest-bearing checking	$90,317	16%	$77,675	-11%	$86,954	2%	$84,920	-3%	$87,688
Interest-bearing checking	103,918	6%	97,636	13%	86,241	10%	78,400	0%	78,642
Money market accounts	289,763	19%	243,600	20%	203,171	-13%	234,503	14%	205,861
Passbook and statement savings	48,138	2%	46,986	2%	46,006	-5%	48,340	-10%	53,482
Non-brokered time deposits	161,399	-22%	207,338	10%	188,465	18%	160,114	-6%	169,622
Brokered time deposits	40,796	-37%	65,130	295%	16,504	0%	—	0%	—
Total deposits	$734,331	-1%	$738,365	18%	$627,341	3%	$606,277	2%	$595,295

Demand deposits:  Noninterest-bearing demand deposit accounts represent a very valuable funding source to the Bank. Noninterest–bearing accounts rebounded in 2010, closing the year at $90.3 million, an increase of approximately 16% over the 2009 ending balance. Likewise, the average balance of these accounts increased by $6.7 million in 2010 over the 2009 average. The number of open accounts increased slightly during the year and the Bank saw increases in all account categories: retail, commercial and municipal accounts.

Interest-bearing checking:  The average balance of interest-bearing checking accounts increased $1.7 million in 2010 compared to 2009, and by $6.3 million over the 2009 ending balance. The cost of these funds remained stable at .15%. The number of open accounts increased by nearly 4% in 2010 and balance increases were recognized in retail, small business and municipal accounts. With the passage of new legislation allowing interest to be paid on corporate checking accounts starting in July 2011, interest expense in this account could increase significantly depending on the amount of balances that seek such accounts.

Money market accounts:  The average balance of the Money Management product increased significantly in 2010, up $56.4 million or 26% over the 2009 average. The cost of this product declined from 1.61% in 2009 to 1.32% in 2010 due to the continued low rate environment. The number of open accounts increased minimally, as existing customers added funds to their accounts. This product is attractive to customers seeking a higher yield and liquidity. The majority of the balance increase came in retail and commercial accounts.

Savings:  Savings accounts increased by $1.1 million from December 31, 2009 while the cost declined slightly from .20% in 2009 to .17% for 2010. Despite a decline in the number of open accounts, the Bank was pleased to see both ending and average balances increase in 2010.

Time deposits:  These deposits declined year over year on both average (down 10%) and ending balances (down 26%). The decline in the ending balance from 2009 is in part attributable to $25 million of short-term brokered CDs that were used for year-end funding, but matured in January 2010 and were not replaced. During the year, the number of open accounts declined by approximately 19%. Some of these matured CDs were reinvested in the Bank’s money management product and contributed to the increase in that product. Non-brokered CDs dropped by nearly $46 million from the 2009 ending balance. In 2010, retail CD customers preferred short-term maturities and the majority of new issues were for maturities of one year or less.

The Bank continues to use wholesale CDs as a funding source when good opportunities are available. Once again, wholesale-brokered CD rates were below local market and FHLB rates in 2010 and the Bank took advantage of this by acquiring brokered CDs in 2010. However, the new CDs were more than offset by maturing funds and the brokered CD balance fell by approximately $24 million during the year. In December 2010, $24 million of brokered CDs were purchased to replace maturing FHLB advances. The CDs were at a lower rate than comparable new FHLB funding and the Bank improved its liquidity position by increasing its borrowing capacity at FHLB by using the CDs. Included in the brokered CD total is $16.5 million in CDs placed into the CDARS program. CDARS allows a depositor to place a CD with the Bank that exceeds the allowable FDIC insurance limit. CDARS then allocates the deposit between different banks in order to maintain FDIC coverage on the entire balance. The Bank in turn receives a reciprocal CD deposit. This program allows the Bank to offer full FDIC coverage to large depositors, but with the convenience to the customer of only having to deal with one bank. The Bank solicits these deposits from within its market and it believes they present no greater risk than any other local deposit. However, regulatory guidance requires that these deposits be classified as brokered deposits.

The Bank continues to review different methods of funding growth that include traditional deposits and other wholesale sources. Competition from other local financial institutions, internet banks and brokerages will continue to be a challenge for the Corporation in its efforts to attract new and retain existing deposit accounts. This competition is not expected to lessen in the future.

The following table shows the maturity of outstanding time deposits of $100,000 or more at December 31, 2010:

Table 19. Time Deposits of $100,000 or More

(Dollars in thousands)	Retail Time Deposits	Brokered Time Deposits	Total Time Deposits
Maturity distribution:
Within three months	$11,072	$9,758	$20,830
Over three through six months	7,694	4,241	11,935
Over six through twelve months	6,528	1,865	8,393
Over twelve months	17,028	219	17,247
Total	$42,322	$16,083	$58,405

Borrowings:

Short-term Borrowings:  In addition to deposits, the Bank uses securities sold under repurchase agreements (Repo), which are accounted for as collateralized financings, and borrowings from FHLB as additional funding sources. The Bank enters into Repo agreements as part of a cash management product offered to commercial and municipal customers. These are overnight borrowings by the Bank that are collateralized primarily with U.S. Government and U.S. Agency securities. This product had an average balance of $60.3 million in 2010, compared to $67.0 million in 2009. The balance at year-end 2010 was $4.7 million less than the 2009 ending balance. As liquidity continued to tighten for many commercial customers, balances in the Repo product fell for the third consecutive year. This product is indexed to the federal funds rate; therefore, its cost will change, as short-term rates change. The average rate on this product remained constant in 2010 at .25%. An increase in the federal funds rate will result in a rate increase and higher expense for this product.

Short-term borrowings from the FHLB are in the form of a revolving term commitment. The short-term FHLB borrowings are used as overnight borrowings to fund the short-term liquidity needs of the Bank. These borrowings reprice on a daily basis and the interest rate fluctuates with short-term market interest rates.

The following table provides additional information about short-term borrowings.

Table 20. Short-Term Borrowings and Securities Sold Under Agreements to Repurchase

	2010		2009		2008
(Dollars in thousands)	Short-Term Borrowings	Repurchase Agreements	Short-Term Borrowings	Repurchase Agreements	Short-Term Borrowings	Repurchase Agreements
Ending balance	$—	$51,164	$—	$55,855	$18,850	$64,312
Average balance	185	60,262	2,142	67,032	11,628	75,238
Maximum month-end balance	1,900	68,622	9,900	74,331	23,150	78,969
Weighted-average interest rate	0.66%	0.25%	0.66%	0.25%	1.72%	1.88%

Long-term Debt:  Long-term debt is comprised entirely of FHLB term loans payable at maturity and amortizing advances. All of the loans have fixed interest rates. These loans are used on an as needed basis to lock in term funding and are sometimes used to fund a specific asset transaction. The Bank did not take any new FHLB advances in 2010 and it did not pay-off any advances early. Therefore the decline in the average and ending balance of this product is due entirely to scheduled maturities and amortization. The average cost of long-term debt increased slightly in 2010 from 4.03% in 2009 to 4.18% in 2010 as the maturing advances where at a lower rate than the portfolio average. See Note 11 of the accompanying consolidated financial statements for more information.

Shareholders’ Equity:

Shareholders’ equity totaled $82.6 million at December 31, 2010 versus $78.8 million one year earlier, an increase of $3.8 million. The Corporation added $3.4 million to retained earnings after declaring $4.2 million in dividends. Regular cash dividends per share declared by the Board of Directors in 2010 and 2009 totaled $1.08 in both years. The dividend payout ratio was approximately 55% in 2010. The Corporation decided to keep the per share dividend constant through 2009, 2010 and into the first quarter of 2011 as a sign of confidence to its shareholders. A decline in market value of the swaps and the pension assets increased the amount of the unrealized loss that is recognized in accumulated other comprehensive loss. The Corporation made no repurchases of its stock in 2010.

The Board of Directors regularly authorizes the repurchase of the Corporation’s $1.00 par value common stock. The repurchased shares will be held as treasury shares available for issuance in connection with future stock dividends and stock splits, employee benefit plans, executive compensation plans, the Dividend Reinvestment Plan and other appropriate corporate purposes. The term of the repurchase plans is normally 1 year. The following table provides information regarding approved stock repurchase plans. For additional information on Shareholders’ Equity refer to Note 18 of the accompanying consolidated financial statements. The stock repurchase plans that were in place in 2010, and the related activity, is shown below:

(Amounts in thousands, except share information)

Plan Approved	Expiration Date	Shares Authorized	Shares Repurchased Under Approved Plan
			2010	2009	Total	Cost
July 8, 2010	July 8, 2011	100,000	—	—	—	—
July 9, 2009	July 9, 2010	100,000	—	4,179	4,179	$67
Number of Treasury shares held at year-end			397,950	435,838

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

Current regulatory capital guidelines call for a minimum leverage ratio of 4.0% and minimum Tier 1 and total capital ratios of 4.0% and 8.0%, respectively. Well-capitalized banks are determined to have leverage capital ratios greater than or equal to 5.0% and Tier 1 and total capital ratios greater than or equal to 6.0% and 10.0%, respectively. Table 21 presents the capital ratios for the consolidated Corporation at December 31, 2010, 2009 and 2008. At year-end 2010, the Corporation and its banking subsidiary exceeded all regulatory capital requirements. The Corporation is not aware of any future events or transactions, outside its control, that are expected to significantly effect its capital position. The Bank did not participate in the Troubled Asset Relief Program (TARP) established by the Emergency Economic Stabilization Act of 2008 (EESA) that was designed to provide capital injections to banks through the purchase of preferred stock.

For additional information on capital adequacy refer to Note 2 of the accompanying consolidated financial statements.

Table 21. Capital Ratios

	December 31
	2010	2009	2008
Total risk-based capital ratio	11.73%	10.89%	11.02%
Tier 1 risk-based capital ratio	10.54%	9.69%	9.96%
Tier 1 leverage ratio	8.16%	7.50%	7.84%

Local Economy

The Corporation’s primary market area includes Franklin, Fulton, Cumberland and Huntingdon County, PA. This area is diverse in demographic and economic makeup. County populations range from a low of approximately 15,000 in Fulton County to over 230,000 in Cumberland County. The market area has a diverse economic base and local industries include, warehousing, truck & rail shipping centers, light and heavy manufacturers, health-care, higher education institutions, farming and agriculture, and a varied service sector. The Corporation’s primary market area is located in south central Pennsylvania and provides easy access to the major metropolitan markets on the east coast via trucking and rail transportation. Because of this, warehousing and distribution companies continue to find the area attractive. The local economy is not overly dependent on any one industry or business and Management believes that the Bank’s primary market area continues to be well suited for growth as the recession eases.

Unemployment in the Bank’s market area has remained virtually unchanged over the past year and ranges from a low of 7.3% in Cumberland County to high of 12.5% in Fulton County. These rates are in line with both state and national averages. However, the state and national rates have moved up since year-end 2009 while rates in the Bank’s market have been more stable. Housing prices continued to fall in 2010, but at a lower rate than in 2009, but there was a large improvement in the number of residential housing starts, year over year. The following table provides selected economic data for the Bank’s primary market:

Economic Data

	December 31
	2010	2009
Unemployment Rate (seasonally adjusted)
Market area range(1)	7.3% – 12.5%	6.8 – 14.4%
Pennsylvania	8.9%	8.1%
United States	9.6%	9.3%
Housing Price Index – year over year change
PA, nonmetropolitan statistical area	-1.5%	-3.3%
United States	-1.2%	-4.4%
Franklin County Building Permits – year over year change
Residential, estimated	26.8%	-30.0%
Multifamily, estimated	-10.9%	-38.9%
Mortgage Delinquency
Market area range(1)	1.8% – 3.0%	2.0 – 3.7%
National	5.30%	5.60%

(1)	Franklin, Cumberland, Fulton and Huntingdon Counties

In 2010, the Bank opened a new full-service community office in the office space acquired through the merger with Community in Camp Hill, PA; and new remote ATM sites were opened in Fulton County and Huntingdon County.

Unlike many companies, the assets and liabilities of the Corporation are financial in nature. As such, interest rates and changes in interest rates may have a more significant effect on the Corporation’s financial results than on other types of industries. Because of this, the Corporation watches the actions of the Federal Reserve Open Market Committee (FOMC) as it makes decisions about interest rate changes. The FOMC held short-term rates near historic lows for all of 2010 and recent comments from the FOMC suggest rates will remain low for much of 2011.

Liquidity

Liquidity problems either caused or contributed to the failure of several large financial institutions in 2009 and 2010. As a result, liquidity planning quickly surfaced as a top priority for banks. The Corporation must meet the financial needs of the customers that it serves, while providing a satisfactory return on the shareholders’ investment. In order to accomplish this, the Corporation must maintain sufficient liquidity in order to respond quickly to the changing level of funds required for both loan and deposit activity. The goal of liquidity management is to meet the ongoing cash flow requirements of depositors who want to withdraw funds and of borrowers who request loan disbursements. The Bank regularly reviews it liquidity position by measuring its projected net cash flows (in and out) at a 30 and 90-day interval. The Bank stresses this measurement by assuming a level of deposit out-flows that have not historically been realized. In addition to this forecast, other funding sources are reviewed as a method to provide emergency funding if necessary. The objective of this measurement is to identify the amount of cash that could be raised quickly without the need to liquidate assets. The Bank also stresses its liquidity position utilizing different longer-term scenarios. The varying degrees of stress create pressure on deposit flows in its local market, reduce access to wholesale funding and limit access of funds available through brokered deposit channels. In addition to stressing cash flow, specific liquidity risk indicators are monitored to help identify risk areas. This analysis will help identify and quantify the potential cash surplus/deficit over a variety of time horizons to ensure the Bank has adequate funding resources. Assumptions used for liquidity stress testing are subjective. Should an evolving liquidity situation or business cycle present new data, potential assumption changes will be considered. The Bank believes it can meet all anticipated liquidity demands.

Historically, the Corporation has satisfied its liquidity needs from earnings, repayment of loans and amortizing investment securities, maturing investment securities, loan` sales, deposit growth and its ability to access existing lines of credit. All investment securities are classified as available for sale; therefore, securities that are not pledged as collateral for borrowings are an additional source of readily available liquidity, either by selling the security or, more preferably, to provide collateral for additional borrowing. At December 31, 2010, the Bank had approximately $109 million of amortized costs in its investment portfolio pledged as collateral for deposits and Repos. Another source of available liquidity for the Bank is a line of credit with the FHLB. At December 31, 2010, the Bank had approximately $167 million available on this line of credit and $26 million of unsecured lines of credit at correspondent banks.

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

The Bank has established credit at the Federal Reserve Discount Window and as of year-end had the ability to borrow approximately $34 million.

Off Balance Sheet Commitments

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet loans and lines of credit. Because these unfunded instruments have fixed maturity dates and many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation. Unused commitments and standby letters of credit totaled $198.9 million and $20.5 million, respectively, at December 31, 2010, compared to $192.4 million and $26.7 million, respectively, at December 31, 2009 See Note 19 of the accompanying consolidated financial statements for more information on commitments and contingencies.

Management believes that any amounts actually drawn upon can be funded in the normal course of operations. The Corporation has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity.

The following table represents the Corporation’s aggregate on and off balance sheet contractual obligations to make future payments as of December 31, 2010:

Table 22. Contractual Obligations

(Amounts in thousands)	Less than 1 year	1 – 3 years	3 – 5 years	Over 5 years	Total
Time deposits	$111,404	$70,835	$18,388	$1,568	$202,195
Long-term debt	23,209	35,274	12,016	386	70,885
Operating leases	348	406	337	1,744	2,835
Deferred compensation	64	126	122	316	628
Estimated future pension payments	726	1,514	1,647	4,503	8,390
Total	$135,751	$108,155	$32,510	$8,517	$284,933

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

The Corporation uses several tools to measure and evaluate interest rate risk. One tool is interest rate sensitivity or gap analysis. Gap analysis classifies assets and liabilities by repricing and maturity characteristics and provides management with an indication of how different interest rate scenarios will impact net interest income. Table 23 presents a gap analysis of the Corporation’s balance sheet at December 31, 2010. A positive gap in the under one-year time interval suggests that, all else being equal, the Corporation’s near-term earnings would rise in a higher interest rate environment and decline in a lower rate environment. A negative gap suggests the opposite result. At December 31, 2010, the Corporation’s cumulative gap position at one year was negative. However, the incremental benefit of future rate decreases has been reduced as the rates paid on the Bank’s liabilities have been reduced greatly in 2010, leaving little room for future rate decreases. In addition certain liabilities may or may not be repriced with the same magnitude or at the same time as market rates. These circumstances are not captured by a gap analysis.

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

As indicated in Table 24, the financial simulation analysis indicated that as of December 31, 2010, prospective net interest income over both one and two-year time period increases with higher market interest rates. This suggests the balance sheet is asset sensitive. As market rates ramp up 2% over the first year, more assets reprice immediately and funding costs lag behind therefore, net interest income improves. In year two of rising rates, liability costs begin to catch up the to the repriced assets and the increase in net interest income slows. In a falling rate environment, net interest income falls in year two. Due to the current level of interest rates, most liability costs will not be able to move by a full market rate decrease. However, asset yields have more room for downward movement. Therefore, if rates fall and remain low for a prolonged period, the more net interest income is negatively affected. This is clearly seen in year two when the reduction in net interest income occurs. The Corporation has established limits to the change in net interest income of 10% from the base scenario in year one.

Economic value of equity (EVE) is defined as the estimated discounted present value of assets minus the discounted present value of liabilities and is a surrogate for long-term earnings. EVE measures the degree to which the economic value of a bank changes under different rate scenarios. EVE focuses on a longer-term time horizon and captures all balance sheet cash flows and is more effective in considering embedded options. The discount rates used in the EVE calculation are based on market rates for like assets and liabilities and the balance sheet position is held constant in order to isolate the risk of interest rate changes. The Corporation established limits to the change in EVE sensitivity of 10% per 1% rate change. At December 31, 2010, the Corporation was within this limit for all scenarios.

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

Table 23. Interest Rate Sensitivity Analysis

(Dollars in Thousands)	1 – 90 Days	91 – 181 Days	182 – 365 Days	1 – 5 Years	Beyond 5 Years	Total
Interest-earning assets:
Interest-bearing deposits in other banks	$10,578	$—	$—	$—	$—	$10,578
Investment securities and restricted stock	30,711	3,531	6,781	42,873	39,879	123,775
Loans, net of unearned income	373,766	32,460	47,849	189,152	105,415	748,642
Interest rate swaps (receive side)	20,000	—	—	—	—	20,000
Total interest-earning assets	435,055	35,991	54,630	232,025	145,294	902,995
Interest-bearing liabilities:
Interest-bearing checking	103,918	—	—	—	—	103,918
Money market deposit accounts	289,763	—	—	—	—	289,763
Savings	48,138	—	—	—	—	48,138
Time	46,872	33,662	31,019	89,001	1,641	202,195
Securities sold under agreements to repurchase	51,164	—	—	—	—	51,164
Short-tem borrowings	—	—	—	—	—	—
Long-term debt	6,515	1,388	14,964	48,016	2	70,885
Interest rate swaps (pay side)	—	—	—	20,000	—	20,000
Total interest-bearing liabilities	$546,370	$35,050	$45,983	$157,017	$1,643	$786,063
Interest rate gap	$(111,315)	$941	$8,647	$75,008	$143,651	$116,932
Cumulative interest rate gap	$(111,315)	$(110,374)	$(101,727)	$(26,719)	$116,932

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

Note 4:  Long-term debt reflects Federal Home Loan Bank notes with fixed maturity and amortizing repayment schedules.

Table 24. Sensitivity to Changes in Market Interest Rates

(Dollars in Thousands)	-100 bps	Unchanged	+200 bps
Change in net interest income, year one:	$34,251	$34,135	$35,327
Percentage change	0.3%		3.5%
Change in net interest income, year two:	$34,273	$34,444	$36,895
Percent change	-0.5%		7.1%

	-100 bps	Unchanged	+100 bps	+200 bps
Economic value of portfolio equity (EVE):	$87,285	$95,609	$94,141	$95,426
Percentage change	-8.7%		-1.5%	-0.2%

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Franklin Financial Services Corporation
Chambersburg, Pennsylvania

We have audited the accompanying consolidated balance sheets of Franklin Financial Services Corporation and its subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Franklin Financial Services Corporation and its subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2011 expressed an unqualified opinion.

/s/ ParenteBeard LLC

Harrisburg, Pennsylvania
March 11, 2011

FRANKLIN FINANCIAL SERVICES CORPORATION

Consolidated Balance Sheets

	December 31
(Amounts in thousands, except share and per share data)	2010	2009
Assets
Cash and due from banks	$11,528	$14,336
Interest-bearing deposits in other banks	10,578	18,912
Total cash and cash equivalents	22,106	33,248
Investment securities available for sale, at fair value	117,616	143,288
Restricted stock	6,159	6,482
Loans	748,642	739,563
Allowance for loan losses	(8,801)	(8,937)
Net Loans	739,841	730,626
Premises and equipment, net	16,592	15,741
Bank owned life insurance	19,591	18,919
Goodwill	9,016	9,159
Other intangible assets	2,004	2,461
Other assets	18,964	19,449
Total assets	$951,889	$979,373
Liabilities
Deposits
Demand (noninterest-bearing)	$90,317	$77,675
Savings and interest checking	441,819	388,222
Time	202,195	272,468
Total Deposits	734,331	738,365
Securities sold under agreements to repurchase	51,164	55,855
Long-term debt	70,885	94,688
Other liabilities	12,870	11,699
Total liabilities	869,250	900,607
Shareholders’ equity
Common stock, $1 par value per share,15,000,000 shares authorized with 4,317,058 shares issued and 3,919,108 shares outstanding at December 31, 2010 and 4,298,904 shares issued and 3,863,066 shares outstanding at December 31, 2009	4,317	4,299
Capital stock without par value, 5,000,000 shares authorized with no shares issued and outstanding	—	—
Additional paid-in capital	33,096	32,832
Retained earnings	57,984	54,566
Accumulated other comprehensive loss	(5,642)	(5,138)
Treasury stock, 397,950 and 435,838 shares at cost at December 31, 2010 and 2009, respectively	(7,116)	(7,793)
Total shareholders’ equity	82,639	78,766
Total liabilities and shareholders’ equity	$951,889	$979,373

The accompanying notes are an integral part of these financial statements.

FRANKLIN FINANCIAL SERVICES CORPORATION

Consolidated Statements of Income

	Years ended December 31
(Amounts in thousands, except per share data)	2010	2009	2008
Interest income
Loans, including fees	$38,537	$37,829	$38,654
Interest and dividends on investments:
Taxable interest	3,037	3,969	5,117
Tax exempt interest	1,625	1,779	2,060
Dividend income	52	150	282
Federal funds sold	—	12	37
Deposits and obligations of other banks	33	18	6
Total interest income	43,284	43,757	46,156
Interest expense
Deposits	8,445	10,320	11,026
Securities sold under agreements to repurchase	151	168	1,412
Short-term borrowings	1	14	200
Long-term debt	3,846	4,172	3,399
Total interest expense	12,443	14,674	16,037
Net interest income	30,841	29,083	30,119
Provision for loan losses	3,235	3,438	1,193
Net interest income after provision for loan losses	27,606	25,645	28,926
Noninterest income
Investment and trust services fees	3,844	3,519	3,500
Loan service charges	1,132	1,151	897
Mortgage banking activities	146	145	(335)
Deposit service charges and fees	2,390	2,575	2,569
Other service charges and fees	1,390	1,292	1,210
Increase in cash surrender value of life insurance	672	643	660
Equity method investment	—	—	(143)
Exchange of equity method investment	—	—	(1,205)
Other	178	499	109
OTTI losses on securities	(1,373)	(422)	(888)
Less: Loss recognized in other comprehensive loss (before taxes)	(314)	—	—
Net OTTI losses recognized in earnings	(1,059)	(422)	(888)
Securities gains (losses), net	673	(522)	164
Total noninterest income	9,366	8,880	6,538
Noninterest expense
Salaries and employee benefits	13,592	12,713	12,086
Net occupancy expense	1,962	1,898	1,792
Furniture and equipment expense	781	850	843
Advertising	1,342	1,226	1,663
Legal and professional fees	1,505	1,697	1,146
Data processing	1,617	1,538	1,430
Pennsylvania bank shares tax	610	573	367
Intangible amortization	457	468	370
FDIC insurance	1,178	1,397	105
Other	3,379	3,569	3,387
Total noninterest expense	26,423	25,929	23,189
Income before federal income taxes	10,549	8,596	12,275
Federal income tax expense	2,937	2,011	3,680
Net income	$7,612	$6,585	$8,595
Per share
Basic earnings per share	$1.96	$1.71	$2.24
Diluted earnings per share	$1.96	$1.71	$2.24
Cash dividends declared	$1.08	$1.08	$1.07

The accompanying notes are an integral part of these financial statements.

FRANKLIN FINANCIAL SERVICES CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity
For years ended December 31, 2010, 2009, and 2008:

(Dollars in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2007	$4,299	$32,620	$47,946	$664	$(7,887)	$77,642
Comprehensive income:
Net income		—	8,595	—	—	8,595
Unrealized loss on securities, net of reclassification adjustments and taxes	—	—	—	(3,706)	—	(3,706)
Unrealized loss on hedging activities, net of reclassification adjustments and taxes	—	—	—	(1,602)	—	(1,602)
Pension adjustment, net of tax	—	—	—	(3,113)	—	(3,113)
Total Comprehensive income						174
Cash dividends declared, $1.07 per share	—	—	(4,096)	—	—	(4,096)
Cumulative adjustment for change in accounting principle	—	—	(319)	—	—	(319)
Acquisition of 53,783 shares of treasury stock	—	—	—	—	(1,205)	(1,205)
Common stock issued from treasury stock, 1,000 shares	—	4	—	—	18	22
Common stock issued under stock option plans, 329 shares	—	1	—	—	6	7
Treasury shares issued to fund dividend reinvestment plan, 32,474 shares	—	146	—	—	576	722
Stock option compensation	—	112	—	—	—	112
Balance at December 31, 2008	4,299	32,883	52,126	(7,757)	(8,492)	73,059
Comprehensive income:
Net income	—	—	6,585	—	—	6,585
Unrealized gain on securities, net of reclassification adjustments and taxes	—	—	—	1,744	—	1,744
Unrealized gain on hedging activities, net of reclassification adjustments and taxes	—	—	—	801	—	801
Pension adjustment, net of tax	—	—	—	74	—	74
Total Comprehensive income				—		9,204
Cash dividends declared, $1.08 per share	—	—	(4,145)	—	—	(4,145)
Acquisition of 9,819 shares of treasury stock	—	—	—	—	(160)	(160)
Treasury shares issued to fund dividend reinvestment plan, 47,874 shares	—	(80)	—	—	857	777
Common stock issued under stock option plans, 113 shares	—	—	—	—	2	2
Stock option compensation	—	29	—	—	—	29
Balance at December 31, 2009	4,299	32,832	54,566	(5,138)	(7,793)	78,766
Comprehensive income:
Net income	—	—	7,612	—	—	7,612
Unrealized gain on securities, net of reclassification adjustments and taxes	—	—	—	530	—	530
Unrealized loss on hedging activities, net of reclassification adjustments and taxes	—	—	—	(322)	—	(322)
Pension adjustment, net of tax	—	—	—	(712)	—	(712)
Total Comprehensive income						7,108
Cash dividends declared, $1.08 per share	—	—	(4,194)	—	—	(4,194)
Treasury shares issued to fund dividend reinvestment plan, 36,250 shares	—	(31)	—	—	648	617
Common stock issued under stock option plans, 1,098 shares	—	(3)	—	—	29	26
Common stock issued under dividend reinvestment plan, 18,154 shares	18	298	—	—	—	316
Balance at December 31, 2010	$4,317	$33,096	$57,984	$(5,642)	$(7,116)	$82,639

The accompanying notes are an integral part of these financial statements.

FRANKLIN FINANCIAL SERVICES CORPORATION

Consolidated Statements of Cash Flows

	Years ended December 31
(Amounts in thousands)	2010	2009	2008
Cash flows from operating activities
Net income	$7,612	$6,585	$8,595
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,344	1,419	1,321
Net amortization (accretion) of loans and investment securities	410	170	(189)
Stock option compensation expense	—	29	112
Amortization and net change in mortgage servicing rights valuation	121	157	786
Amortization of intangibles	457	468	370
Provision for loan losses	3,235	3,438	1,193
Net realized (gains) losses on sales and calls of securities	(673)	522	(164)
Impairment write down on securities	1,059	422	888
Loans originated for sale	(920)	(647)	(4,415)
Proceeds from sale of loans	952	659	4,985
Gain on sales of loans	(32)	(12)	(94)
Net (gain) loss on sale or disposal of premises and equipment	(61)	120	—
Net loss (gain) on sale or disposal of other real estate/other repossessed assets	15	(30)	40
Increase in cash surrender value of life insurance	(672)	(643)	(660)
Gain from surrender of life insurance policy	—	(278)	—
Loss on equity method investments	—	—	143
Loss on exchange of equity method investment	—	—	1,205
Contribution to pension plan	(626)	(243)	(333)
Decrease (increase) in interest receivable and other assets	963	(3,483)	(1,135)
(Decrease) increase in interest payable and other liabilities	(515)	399	(1,888)
Deferred tax (benefit) expense	(240)	(742)	246
Other, net	(71)	306	41
Net cash provided by operating activities	12,358	8,616	11,047
Cash flows from investing activities
Proceeds from sales and calls of investment securities available for sale	25,322	10,217	10,044
Proceeds from maturities and pay downs of investment securities available for sale	29,713	38,916	46,047
Net decrease (increase) in restricted stock	323	—	(2,566)
Purchase of investment securities available for sale	(28,123)	(43,014)	(42,454)
Net increase in loans	(13,415)	(66,377)	(106,243)
Exchange of equity method investment	—	—	638
Proceeds from sale of other real estate/other repossessed assets	448	82	431
Proceeds from sale or disposal of premises and equipment	117	—	—
Cash and cash equivalents acquired from acquisition	—	—	33
Cash paid in acquisition	—	—	(1,130)
Proceeds from surrender of life insurance policy	—	878	—
Capital expenditures	(2,122)	(1,521)	(2,571)
Net cash provided by (used) in investing activities	12,263	(60,819)	(97,771)
Cash flows from financing activities
Net increase (decrease) in demand deposits, NOW accounts and savings accounts	66,239	43,525	(23,791)
Net (decrease) increase in time deposits	(70,273)	67,499	44,855
Net (decrease) increase in short-term borrowings and repurchase agreements	(4,691)	(27,307)	15,005
Long-term debt advances	—	379	57,057
Long-term debt payments	(23,803)	(11,832)	(10,630)
Dividends paid	(4,194)	(4,145)	(4,096)
Common stock issued under stock option plans	26	—	7
Common stock issued from treasury shares	—	2	22
Common stock issued under dividend reinvestment plan	316	—	—
Common stock issued to dividend reinvestment plan	617	777	722
Purchase of treasury shares	—	(160)	(1,205)
Net cash (used in) provided by financing activities	(35,763)	68,738	77,946
(Decrease) increase in cash and cash equivalents	(11,142)	16,535	(8,778)
Cash and cash equivalents as of January 1	33,248	16,713	25,491
Cash and cash equivalents as of December 31	$22,106	$33,248	$16,713
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest on deposits and other borrowed funds	$12,974	$14,866	$16,058
Income taxes	$4,012	$2,119	$4,060
Noncash Activities
Loans transferred to Other Real Estate	$438	$643	$—

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

Investment Securities — Management classifies its securities at the time of purchase as available for sale or held to maturity. At December 31, 2010 and 2009, all securities were classified as available for sale, meaning that the Corporation intends to hold them for an indefinite period of time, but not necessarily to maturity. Available for sale securities are stated at estimated fair value, adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments of interest income through maturity. The related unrealized holding gains and losses are reported as other comprehensive income or loss, net of tax, until realized. Declines in the fair value of held-to-maturity and available-for-sale securities to amounts below cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating the other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) determines if the Corporation does not intend to sell the security or it if is not more likely than not that the Corporation will be required to sell the security before recovery of its amortized cost. When a determination is made that an other-than-temporary impairment exists but the Corporationdoes not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, the other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income. Realized securities gains and losses are computed using the specific identification method. Gains or losses on the disposition of investment securities are based on the net proceeds and the adjusted carrying amount of the specific security sold. Any decision to sell a security classified as available for sale would be based on various factors, including significant movement in interest rates, changes in maturity or mix of the Bank’s assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors.

Restricted Stock — The Bank held $6.2 million of restricted stock at the end of 2010. With the exception of $30 thousand, this investment represents stock in the FHLB that the Bank is required to hold in order to be a member of FHLB. This stock is carried at a cost of $100 per share. Restricted stock, which is carried at cost, consists of stock of the Federal Home Loan Bank of Pittsburgh (FHLB) and Atlantic Central Bankers Bank (ACBB). Federal law requires a member institution of the FHLB to hold FHLB stock according to a predetermined formula. In December 2008, FHLB announced it would suspend dividends and the regular repurchase of excess capital stock from its members due to deterioration in its financial condition. However, during the fourth quarter of 2010, FHLB repurchased $323 thousand of its capital stock as part of a one-time special repurchase. As a result, the Bank may hold more FHLB stock than would have been previously required. Management evaluates the restricted stock for impairment in accordance with ASC Topic 320. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the banks as compared to the capital stock amount for the banks and the length of time this situation has persisted, (2) commitments by the banks to make payments required by law or regulation and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the banks. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support its operations. There is not a public market for FHLB or ACBB stock and the benefits of membership (e.g., liquidity and low cost funding) add value to the stock beyond purely financial measures. Management intends to remain a member of the FHLB and believes that it

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies  – (continued)

will be able to fully recover the cost basis of this investment. Management believes no impairment charge is necessary related to the FHLB or ACBB restricted stock as of December 31, 2010.

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

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies  – (continued)

Loans Held for Sale — Mortgage loans originated and intended for sale in the secondary market at the time of origination are carried at the lower of cost or estimated fair value (determined on an aggregate basis). All sales are made without recourse. Gains or losses on sales of mortgage loans are recognized based on the difference between the selling price and the carrying value of the related mortgage loans sold. The Bank had $167 thousand in loans held for sale at December 31, 2010.

Loan Servicing — Servicing assets are recognized as separate assets when rights are acquired through sale of financial assets. A portion of the cost of originating the loan is allocated to the servicing right based on relative fair value. Fair value is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, prepayment speeds, default rates and losses. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the periods of, the estimated future net servicing income of the underlying financial assets. Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. For the purpose of computing impairment, mortgage servicing rights are stratified based on risk characteristics of the underlying loans that are expected to have the most impact on projected prepayments including loan type, interest rate and term. Impairment is recognized through a valuation allowance to the extent that fair value is less than the capitalized amount. If the Corporation later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income. Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income. Loans serviced by the Bank for the benefit of others totaled $79.9 million, $101.2 million and $138.5 million at December 31, 2010, 2009 and 2008, respectively.

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

Intangible Assets — Intangible assets consist of goodwill, core deposit intangibles and a customer list intangible. These assets were recorded from corporate acquisitions. Goodwill is not amortized, nor deductible for tax purposes. However, goodwill is tested for impairment at least annually. Goodwill was tested for impairment by an independent third party as of August 31, 2010 and subsequently reviewed by Management as of December 31, 2010. Goodwill was determined not to be impaired at either date. If goodwill is determined to be impaired, an impairment write-down is charged to results of operations in the period in which the impairment is determined. The core deposit intangible is amortized over the estimated life of the acquired deposits. The customer list is amortized over 10 years using the sum-of-the-years digits method.

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

Investment and Trust Services — Assets held in a fiduciary capacity are not assets of the Corporation and therefore are not included in the consolidated financial statements. Trust assets under management at December 31, 2010 were $490.4 million. Revenue from investment and trust services is recognized on the accrual basis.

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

Compensation expense was $0 in 2010, $29 thousand in 2009 and $112 thousand in 2008. The 2009 expense is related to options granted in February 2009 under the Corporation’s Incentive Stock Option Plan of 2002 and was fully expensed in 2009. The 2008 expense is related to options granted in February 2008 under the Corporation’s Incentive Stock Option Plan of 2002 and was fully expensed in 2008.

Pension — The provision for pension expense was actuarially determined using the projected unit credit actuarial cost method. The funding policy is to contribute an amount sufficient to meet the requirements of ERISA, subject to Internal Revenue Code contribution limitations.

In accordance with ASC Topic 715, “Compensation — Retirement Benefits”, the Corporation recognizes the plan’s over-funded or under-funded status as an asset or liability with an offsetting adjustment to Accumulated Other Comprehensive Income (AOCI). ASC Topic 715 requires the determination of the fair value of a plan’s assets at the company’s year-end and the recognition of actuarial gains and losses, prior service costs or credits, transition assets or obligations as a component of AOCI. These amounts were previously netted against the plan’s funded status in the Corporation’s consolidated Balance Sheet. These amounts will be subsequently recognized as components of net periodic benefit costs. Further, actuarial gains and losses that arise in subsequent periods that are not initially recognized as a component of net periodic

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies  – (continued)

benefit costs will be recognized as a component of AOCI. Those amounts will subsequently be recorded as component of net periodic benefit costs as they are amortized during future periods.

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

A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

(In thousands, except per share data)	2010	2009	2008
Weighted average shares outstanding (basic)	3,887	3,840	3,829
Impact of common stock equivalents	1	—	1
Weighted average shares outstanding (diluted)	3,888	3,840	3,830
Anti-dilutive options excluded from calculation	74	76	75
Net income	$7,612	$6,585	$8,595
Basic earnings per share	$1.96	$1.71	$2.24
Diluted earnings per share	$1.96	$1.71	$2.24

Reclassifications — Certain prior period amounts may have been reclassified to conform to the current year presentation. Such reclassifications did not affect reported net income.

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

Recent Accounting Pronouncements:

Receivables and the Allowances for Credit Losses.  In July 2010, the FASB issued Accounting Standards Update No. (ASU) 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowances for Credit Losses. This Update requires expanded disclosures to help financial statement users understand the nature of credit risks inherent in a creditor’s portfolio of financing receivables; how that risk is analyzed and assessed in arriving at the allowance for credit losses; and the changes, and reasons for those changes, in both the receivables and the allowance for credit losses. The disclosures should be prepared on a disaggregated basis and provide a roll-forward schedule of the allowance for credit losses and detailed information on financing receivables including, among other things, recorded balances, nonaccrual status, impairments, credit quality indicators, details for troubled debt restructurings and an aging

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies  – (continued)

of past due financing receivables. Disclosures required as of the end of a reporting period are effective for interim and annual reporting periods ending after December 15, 2010. Disclosures required for activity occurring during a reporting period are effective for interim and annual reporting periods beginning after December 15, 2010. This Update did not have a material affect on the Corporation’s financial position or consolidated financial statements.

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

Transfers and Servicing.  In October 2009, the FASB issued ASU 2009-16, Transfers and Servicing (Topic 860) — Accounting for Transfers of Financial Assets. This Update amends the Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140. The amendments in this Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This Update was effective January 1, 2010 for the Corporation and there was no material affect on its operating results, financial position or consolidated financial statements.

Troubled Debt Restructuring.  The amendments in ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings temporarily delay the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. Under the existing effective date in Update 2010-20, public entity creditors would have provided disclosures about troubled debt restructurings for periods beginning on or after December 15, 2010. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosure about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The deferral in this amendment is effective upon issuance and is not expected to have a material affect on the Corporation’s financial position or consolidated financial statements.

Proforma Disclosures for Business Combinations.  The objective of this ASU 2010-29, Business Combinations, is to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. Paragraph 805-10-50-2(h) requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings for the combined entity for the current reporting period as

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies  – (continued)

though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. The amendments in this Update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this Update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma earnings. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010 and is not expected to have a material affect on the Corporation’s financial position or consolidated financial statements.

Note 2. Regulatory Matters

The Bank is limited as to the amount it may lend to the Corporation, unless such loans are collateralized by specific obligations. State regulations also limit the amount of dividends the Bank can pay to the Corporation and are generally limited to the Bank’s accumulated net earnings, which were $57.6 million at December 31, 2010. In addition, dividends paid by the Bank to the Corporation would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. The Corporation and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Although not adopted in regulation form, the Pennsylvania Department of Banking utilizes capital standards requiring a minimum leverage capital ratio of 6% and a risk-based capital ratio of 10%, defined substantially the same as those by the FDIC. Management believes, as of December 31, 2010, that the Corporation and the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2010 the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Regulatory Matters  – (continued)

The table that follows presents the total risk-based, Tier 1 risk-based and Tier 1 leverage requirements for the Corporation and the Bank as defined by the FDIC. Actual capital amounts and ratios are also presented.

	As of December 31, 2010
	Actual		Minimum to be Adequately Capitalized		Minimum to be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-based Capital Ratio
Corporation	$86,356	11.73%	$58,890	8.00%	N/A	N/A
Bank	82,174	11.22%	$58,599	8.00%	$73,249	10.00%
Tier 1 Risk-based Capital Ratio
Corporation	$77,555	10.54%	$29,445	4.00%	N/A	N/A
Bank	73,373	10.02%	$29,299	4.00%	$43,949	6.00%
Tier 1 Leverage Ratio
Corporation	$77,555	8.16%	$38,037	4.00%	N/A	N/A
Bank	73,373	7.73%	$37,962	4.00%	$47,452	5.00%

	As of December 31, 2009
	Actual		Minimum to be Adequately Capitalized		Minimum to be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-based Capital Ratio
Corporation	$81,009	10.89%	$59,521	8.00%	N/A	N/A
Bank	77,369	10.45%	59,214	8.00%	$74,018	10.00%
Tier 1 Risk-based Capital Ratio
Corporation	$72,072	9.69%	$29,760	4.00%	N/A	N/A
Bank	68,432	9.25%	29,607	4.00%	$44,411	6.00%
Tier 1 Leverage Ratio
Corporation	$72,072	7.50%	$38,454	4.00%	N/A	N/A
Bank	68,432	7.13%	38,365	4.00%	$47,956	5.00%

Note 3. Restricted Cash Balances

The Corporation’s subsidiary bank is required to maintain reserves against its deposit liabilities in the form of vault cash and/or balances with the Federal Reserve Bank. Deposit reserves that the Bank was required to hold were approximately $949 thousand and $851 thousand at December 31, 2010 and 2009, respectively and were satisfied by the Bank’s vault cash. In addition, as compensation for check clearing and other services, a compensatory balance maintained at the Federal Reserve Bank at December 31, 2010 and 2009, was approximately $900 thousand.

Note 4. Investments

The investment portfolio serves as a mechanism to invest funds if funding sources out pace lending activity, provide liquidity for lending and operations, and provide collateral for deposits and borrowings. The Corporation invests in taxable and tax-free debt securities and equity securities as part of its investment strategy. The mix of taxable and tax-free debt securities are determined by the Bank’s Investment Committee and investing decisions are made as a component of balance sheet management. Debt securities include U.S. Government Agencies, U.S. Government Agency mortgage-backed securities, private label mortgage-backed securities (PLMBS), state and municipal government bonds and corporate debt, including trust

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Investments  – (continued)

preferred securities. The equity portfolio consists of bank stocks only and is considered to be longer-term with a focus on capital appreciation. All securities are classified as available for sale and all investment balances refer to fair value.

The amortized cost and estimated fair value of investment securities available for sale as of December 31, 2010 and 2009 is as follows:

(Amounts in thousands)

2010	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Equity securities	$4,126	$50	$(538)	$3,638
Obligations of U.S. Government agencies	14,780	61	(56)	14,785
Obligations of state and political subdivisions	39,477	894	(419)	39,952
Corporate debt securities	8,522	64	(1,724)	6,862
Mortgage-backed securities
Agency	47,239	1,104	(46)	48,297
Non Agency	4,424	20	(415)	4,029
Asset-backed securities	74	—	(21)	53
	$118,642	$2,193	$(3,219)	$117,616

(Amounts in thousands)

2009	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Equity securities	$5,400	$37	$(1,462)	$3,975
Obligations of U.S. Government agencies	28,258	618	(161)	28,715
Obligations of state and political subdivisions	42,611	1,332	(62)	43,881
Corporate debt securities	9,603	—	(2,343)	7,260
Mortgage-backed securities
Agency	53,214	1,576	(47)	54,743
Non Agency	5,947	—	(1,279)	4,668
Asset-backed securities	84	—	(38)	46
	$145,117	$3,563	$(5,392)	$143,288

At December 31, 2010 and 2009, the amortized cost of investment securities pledged to secure public funds, trust balances, repurchase agreements, deposit and other obligations totaled $108.7 million and $134.6 million, respectively.

The amortized cost and estimated fair value of debt securities at December 31, 2010, by contractual maturity are shown below.

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Investments  – (continued)

Actual maturities may differ from contractual maturities because of prepayment or call options embedded in the securities.

(Amounts in thousands)	Amortized cost	Estimated fair value
Due in one year or less	$1,516	$1,533
Due after one year through five years	14,306	14,642
Due after five years through ten years	18,656	19,091
Due after ten years	28,375	26,386
	62,853	61,652
Mortgage-backed securities	51,663	52,326
	$114,516	$113,978

The composition of the net realized securities gains (losses) for the years ended December 31, 2010, 2009 and 2008 is as follows:

(Amounts in thousands)	2010	2009	2008
Gross gains realized	$846	$66	$894
Gross losses realized	(173)	(588)	(730)
Net gains (losses) realized	$673	$(522)	$164
Tax provision (benefits) applicable to net securities gains (losses)	$229	$(177)	$56

Impairment:

At December 31, 2010, the investment portfolio contained 85 temporarily impaired securities with a fair value of $44.1 million and $3.2 million in unrealized losses. The unrealized loss position is improved from year-end 2009 when there were 99 temporarily impaired securities with an unrealized loss of $5.4 million. However, we have seen a large increase in the number and fair value of municipal securities with an unrealized loss, albeit small, since 2009. The investment category with the largest unrealized losses continues to be the corporate bond portfolio (9 securities and $1.7 million unrealized loss) and this represents 54% of the total unrealized loss. However, the unrealized loss in this sector is less than it was at the end of 2009.

For securities with an unrealized loss, Management applies a systematic methodology in order to perform an assessment of the potential for “other-than-temporary” impairment. In the case of debt securities, investments considered for “other-than-temporary” impairment: (1) had a specified maturity or repricing date; (2) were generally expected to be redeemed at par, and (3) were expected to achieve a recovery in market value within a reasonable period of time. In addition, the Bank considers whether it intends to sell these securities or whether it will be forced to sell these securities before maturity. Equity securities are assessed for other-than-temporary impairment based on the length of time of impairment, dollar amount of the impairment and general market and financial conditions relating to specific issues. Accordingly, the impairments identified on debt and equity securities, and subjected to the assessment at December 31, 2010, were deemed to be temporary and required no further adjustment to the financial statements, unless otherwise noted.

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Investments  – (continued)

The following table reflects temporary impairment in the investment portfolio (excluding restricted stock), aggregated by investment category, length of time that individual securities have been in a continuous unrealized loss position and the number of securities in each category as of December 31, 2010 and 2009:

	December 31, 2010
	Less than 12 months			12 months or more			Total
(Amounts in thousands)	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
Equity securities	$1	$(1)	1	$3,261	$(537)	20	$3,262	$(538)	21
Obligations of U.S. Government agencies	3,476	(17)	2	6,433	(39)	14	9,909	(56)	16
Obligations of state and political subdivisions	11,861	(405)	24	292	(14)	1	12,153	(419)	25
Corporate debt securities	—	—	—	6,164	(1,724)	9	6,164	(1,724)	9
Mortgage-backed securities
Agency	9,859	(46)	6	—	—	—	9,859	(46)	6
Non Agency	—	—	—	2,676	(415)	5	2,676	(415)	5
Asset-backed securities	—	—	—	53	(21)	3	53	(21)	3
Total temporarily impaired securities	$25,197	$(469)	33	$18,879	$(2,750)	52	$44,076	$(3,219)	85

	December 31, 2009
	Less than 12 months			12 months or more			Total
(Amounts in thousands)	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
Equity securities	$2,343	$(395)	7	$1,494	$(1,067)	21	$3,837	$(1,462)	28
Obligations of U.S. Government agencies	63	—	3	13,411	(161)	27	13,474	(161)	30
Obligations of state and political subdivisions	1,843	(41)	6	285	(21)	1	2,128	(62)	7
Corporate debt securities	622	(1)	5	6,537	(2,342)	10	7,159	(2,343)	15
Mortgage-backed securities
Agency	10,812	(47)	9	—	—	—	10,812	(47)	9
Non Agency	—	—	—	4,668	(1,279)	7	4,668	(1,279)	7
Asset-backed securities	—	—	—	46	(38)	3	46	(38)	3
Total temporarily impaired securities	$15,683	$(484)	30	$26,441	$(4,908)	69	$42,124	$(5,392)	99

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Investments  – (continued)

The unrealized loss in the equity portfolio was $538 thousand on 21 issues at year-end, and improvement over the unrealized loss of $1.5 million at year-end 2009. This was caused in by an improvement in the price of bank stocks during 2010 and the write down of the carrying cost of 4 stocks. In 2010, other-than-temporary impairment charges of $724 thousand were recorded in the equity portfolio. The largest single charge was $406 thousand on First Chester County Corporation, as previously discussed.

The unrealized loss in the corporate bond portfolio of $1.7 million is concentrated in trust-preferred securities. Due to the problems in the financial markets the past three years, most trust preferred securities realized a significant decline in value, but market prices have improved since the end of 2009 and the value of the Bank’s trust preferred portfolio has improved by $800 thousand during 2010. All of the Bank’s trust preferred securities are variable rate notes with long maturities (2027 – 2028) from companies that received money (and in some cases paid back) from the Troubled Asset Relief Program (TARP), continue to pay dividends and have raised capital. The credit ratings on this portfolio range from B to Baa1 and no bonds have missed or suspended any payments. At December 31, 2010, the Bank believes it will be able to collect all interest and principal due on these bonds and no other-than-temporary-impairment charges were recorded.

The following table provides additional detail about the Bank’s trust preferred securities at December 31, 2010.

Trust Preferred Securities

(Dollars in thousands)

Deal Name	Single Issuer or Pooled	Class	Amortized Cost	Fair Value	Gross Unrealized Gain (Loss)	Lowest Credit Rating Assigned	Number of Banks currently Performing	Deferrals and Defaults as % of Original Collateral	Expected Deferral/ Defaults as a Percentage of Remaining Performing Collateral
Huntington Cap Trust	Single	Preferred Stock	$927	$597	$(330)	B	1	None	None
Huntington Cap Trust II	Single	Preferred Stock	872	565	(307)	B	1	None	None
BankAmerica Cap III	Single	Preferred Stock	955	670	(285)	BB	1	None	None
Wachovia Cap Trust II	Single	Preferred Stock	272	230	(42)	Baa2	1	None	None
Corestates Captl Tr II	Single	Preferred Stock	922	673	(249)	Baa1	1	None	None
Chase Cap VI JPM	Single	Preferred Stock	956	768	(188)	BBB	1	None	None
Fleet Cap Tr V	Single	Preferred Stock	971	694	(277)	BB	1	None	None
			$5,875	$4,197	$(1,678)

The largest unrealized loss in the MBS portfolio is in the non-agency PLMBS sector with an unrealized loss of $395 thousand on 7 securities. The majority of this sector is comprised of “Alt-A” PLMBS. These bonds were all rated AAA at time of purchase but have since experienced rating declines. Some have experienced increased delinquencies and defaults, while others have seen the credit support increase as the bonds paid-down. The Bank monitors the performance of the Alt-A investments on a regular basis and reviews delinquencies, default rates, credit support levels and various cash flow stress test scenarios. In determining the credit related loss, Management considers all principal past due 60 days or more as a loss. If additional principal moves beyond 60 days past due, it will also be considered a loss. As a result of the analysis on PLMBS it was determined that two bonds contained losses that were considered other-than-temporary during 2010. Management determined $335 thousand was credit related and therefore, recorded an impairment charge of $335 thousand against earnings in 2010. The market for PLMBS continues to be weak and Management believes that this factor accounts for a portion of the unrealized losses that is not attributable to credit issues. Management continues to monitor these securities and it is possible that additional write-downs may occur if current loss trends continue.

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Investments  – (continued)

The following table provides additional detail about the Bank’s PLMBS at December 31, 2010.

Private Label Mortgage Backed Securities

(Dollars in thousands)

Decscription	Orgination Date	Amortized Cost	Fair Value	Gross Unrealized Gain (Loss)	Collateral Type	Lowest Credit Rating Assigned	Credit Support %	OTTI Charges
RALI 2003-QS15 A1	8/1/2003	$522	$522	$—	ALT A	Aa2	11.48	$—
RALI 2004-QS4 A7	3/1/2004	591	592	1	ALT A	AAA	12.89	—
MALT 2004-6 7A1	6/1/2004	742	761	19	ALT A	BBB	10.61	—
RALI 2005-QS2 A1	2/1/2005	664	605	(59)	ALT A	B	7.77	—
RALI 2006-QS4 A2	4/1/2006	937	716	(221)	ALT A	D	—	202
GSR 2006-5F 2A1	5/1/2006	445	403	(42)	Prime	CCC	4.19	—
RALI 2006-QS8 A1	7/28/2006	523	430	(93)	ALT A	D	—	133
		$4,424	$4,029	$(395)				$335

The following table represents the cumulative credit losses on securities recognized in earnings as of December 31, 2010.

Twelve Months Ended December 31, 2010
Balance of cumulative credit losses on securities, January 1, 2010	$—
Additions for credit losses recorded which were not previously recognized as components of earnings	335
Balance of cumulative credit losses on securities, December 31, 2010	$335

Note 5. Loans

Consumer loans are comprised of direct, indirect (primarily automobile) and unsecured personal lines of credit. However, the Bank discontinued its indirect lending activities in 2010. The Bank’s mortgage loans include long-term loans to individuals and to businesses secured by mortgages on the borrower’s real property. Construction loans are made to finance the purchase of land and the construction of residential and commercial buildings thereon, and are secured by mortgages on real estate. Commercial loans are made to businesses of various sizes for a variety of purposes including construction, property, plant and equipment, and working capital. Commercial loans also included loans to government municipalities. Commercial lending is concentrated the Bank’s primary market but also includes purchased loan participations.

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Loans  – (continued)

A summary of loans outstanding, by primary collateral, at the end of the reporting periods is as follows:

(Amounts in thousands)	December 31, 2010	December 31, 2009
Residential Real Estate 1 – 4 Family
First liens	$144,128	$142,330
Junior liens and lines of credit	56,694	61,460
Total	200,822	203,790
Residential real estate – construction	79,557	84,649
Commercial, industrial and agricultural real estate	304,195	283,839
Commercial, industrial and agricultural	146,672	144,035
Consumer	17,396	23,250
	748,642	739,563
Less: Allowance for loan losses	(8,801)	(8,937)
Net Loans	$739,841	$730,626
Included in the loan balances are the following:
Net unamortized deferred loan costs	$567	$589
Unamortized discount on purchased loans	$(220)	$(286)
Loans pledged as collateral for borrowings and commitments from:
FHLB	$648,272	$578,823
Federal Reserve Bank	53,682	122,723
	$701,954	$701,546

Loans to directors and executive officers and related interests and affiliated enterprises were as follows:

(Amounts in thousands)	2010	2009
Balance at beginning of year	$7,798	$10,087
New loans made	2,613	289
Repayments	(2,339)	(2,578)
Balance at end of year	$8,072	$7,798

Note 6. Loan Quality

Management performs a monthly evaluation of the adequacy of the allowance for loan losses (ALL). Consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, borrowers’ actual or perceived financial and managerial strengths, the adequacy of the underlying collateral (if collateral dependent) and other relevant factors. It is Management’s general practice to obtain a new appraisal or asset valuation for any loan that it has rated as substandard or higher, including nonaccrual. Management, at its discretion, may determine that additional adjustments to the appraisal or valuation are required. Valuation adjustments will be made as necessary based on other factors, including, but not limited to the economy, deferred maintenance, industry, type of property/equipment etc. and the knowledge Management has about a particular situation. In addition, the cost to sell or liquidate the collateral is also estimated when determining the realizable value to the Bank.

Certain factors involved in the evaluation are inherently subjective, as they require material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans.

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Loan Quality  – (continued)

For the purposes of calculating the ALL, the Bank segregates its loan portfolio into the following segments based on primarily on the type of supporting collateral: residential real estate, commercial, industrial or agricultural real estate; commercial and industrial (C&I non-real estate), and consumer. The residential real estate segment is further segregated by first lien loans, junior liens and home equity products, and residential real estate construction. The residential real estate construction sector contains loans to individuals to construct their own homes as well as loans to contractors and developers to construct homes for resale or develop residential purpose real estate. Included in the residential real estate sectors are loans made for a commercial purpose, but secured by residential real estate. These loans are normally made to small businesses where the residential real estate may be taken as collateral in addition to other business assets in order to provide adequate collateral for the risk.

The analysis for determining the ALL is consistent with guidance set forth in generally accepted accounting principals (GAAP) and the Interagency Policy Statement on the Allowance for Loan and Lease Losses. The analysis has two components, specific and general allocations. The specific component addresses specific reserves established for impaired loans. A loan is considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all interest and principal payments due according to the originally contracted terms of the loan agreement. Expected cash flow or collateral values discounted for market conditions and selling costs are used to establish specific allocations. Loans measured for ALL under the specific allocation method normally tend to be impaired commercial, industrial or agricultural in nature, or involve real estate development.

The general component addresses the reserves established for pools of homogenous loans, including primarily non-classified commercial loans, residential real estate or consumer loans. The general component includes a quantitative and qualitative analysis. The quantitative analysis includes the Bank’s historical loan loss experience (weighted towards most recent periods) and other factors derived from economic and market conditions that have been determined to have an affect on the probability and magnitude of a loss. The qualitative analysis utilizes a risk matrix that incorporates qualitative and environmental factors such as: loan volume, management, nonperforming loans, loan review process, credit concentrations, competition, and legal and regulatory issues. Input for these factors is determined on the basis of Management’s observation, judgment and experience. As a result of this input, additional loss percentages are assigned to each pool of loans.

The total allowance reflects the Bank’s estimate of loan losses inherent in the loan portfolio and considers the ALL of $8.8 million adequate to cover losses inherent in the portfolio as of December 31, 2010.

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Loan Quality  – (continued)

The following table presents, by loan segment, the ALL and changes to ALL for the years ended December 31, 2010, 2009 and 2008.

	Residential Real Estate 1 – 4 Family			Commercial Industrial & Agricultural Real Estate	Commercial Industrial & Agricultural	Consumer	Total
(Dollars in thousands)	First Liens	Junior Liens & Lines of Credit	Construction
Allowance at December 31, 2007							$7,361
Charge-offs							(1,433)
Recoveries							236
Provision							1,193
Allowance at December 31, 2008							$7,357
Allowance at December 31, 2008	$54	$70	$1,201	$5,041	$697	$294	$7,357
Charge-offs	—	(94)	(724)	(63)	(567)	(681)	(2,129)
Recoveries	25	—	—	—	61	185	271
Provision	471	302	2,610	(803)	561	297	3,438
Allowance at December 31, 2009	$550	$278	$3,087	$4,175	$752	$95	$8,937
Allowance at December 31, 2009	$550	$278	$3,087	$4,175	$752	$95	$8,937
Charge-offs	(107)	(165)	(982)	(1,736)	(232)	(452)	(3,674)
Recoveries	19	10	53	18	61	142	303
Provision	138	229	438	901	997	532	3,235
Allowance at December 31, 2010	$600	$352	$2,596	$3,358	$1,578	$317	$8,801

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Loan Quality  – (continued)

The following table presents, by loan segment, loans that were evaluated for the ALL under the specific reserve (individually) and those that were evaluated under the general reserve (collectively) as of December 31, 2010 and 2009.

	Residential Real Estate 1 – 4 Family			Commercial Industrial & Agricultural Real Estate	Commercial Industrial & Agricultural	Consumer	Total
(Dollars in thousands)	First Liens	Junior Liens & Lines of Credit	Construction
December 31, 2009
Loans evaluated for allowance:
Individually	$430	$258	$7,997	$8,202	$1,223	$13	$18,123
Collectively	141,900	61,202	76,652	275,637	142,812	23,237	721,440
Total	$142,330	$61,460	$84,649	$283,839	$144,035	$23,250	$739,563
Allowance established for loans evaluated:
Individually	$—	$—	$2,063	$2,431	$383	$13	$4,890
Collectively	550	278	1,024	1,744	369	82	4,047
Allowance at December 31, 2009	$550	$278	$3,087	$4,175	$752	$95	$8,937
December 31, 2010
Loans evaluated for allowance:
Individually	$965	$408	$7,988	$21,425	$2,398	$3	$33,187
Collectively	143,163	56,286	71,569	282,770	144,274	17,393	715,455
Total	$144,128	$56,694	$79,557	$304,195	$146,672	$17,396	$748,642
Allowance established for loans evaluated:
Individually	179	4	1,566	2,170	854	3	4,776
Collectively	421	348	1,030	1,188	724	314	4,025
Allowance at December 31, 2010	$600	$352	$2,596	$3,358	$1,578	$317	$8,801

In 2008, $349 thousand of gross interest would have been recorded if nonaccrual loans had been current and in accordance with their original terms. Of that amount, $211 thousand was recorded as interest income and $138 thousand was not recognized. Interest income recognized on impaired loans, primarily on a cash basis, was $728 thousand. Total impaired loan balance at December 31, 2008 was $11.3 million, with $8.9 million in impaired loans with an allowance for loan loss totaling $1.3 million. The average recorded investment in impaired loans was $7.6 million.

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Loan Quality  – (continued)

The following table shows additional information about those loans considered to be impaired at December 31:

	December 31			For the Year Ended December 31
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(Dollars in thousands)
2010
Impaired loans with no specific allowance
Residential Real Estate 1 – 4 Family
First liens	$—	$—	$—	$—	$—
Junior liens and lines of credit	122	122	—	122	—
Total	122	122	—	122	—
Residential real estate – construction	3,958	3,958	—	3,412	—
Commercial, industrial and agricultural real estate	7,307	7,378	—	7,939	248
Commercial, industrial and agricultural	51	52	—	52	—
Consumer	—	—	—	—	—
Total	$11,438	$11,510	$—	$11,525	$248
Impaired loans with specific allowance
Residential Real Estate 1 – 4 Family
First liens	$965	$971	$179	$991	$41
Junior liens and lines of credit	286	286	4	301	2
Total	1,251	1,257	183	1,292	43
Residential real estate – construction	4,030	4,030	1,566	4,477	37
Commercial, industrial and agricultural real estate	14,118	14,312	2,170	14,279	483
Commercial, industrial and agricultural	2,347	2,386	854	2,444	95
Consumer	3	3	3	4	—
Total	$21,749	$21,988	$4,776	$22,496	$658
(Dollars in thousands)
2009
Impaired loans with no specific allowance
Residential Real Estate 1 – 4 Family
First liens	$10	$10	$—	$11	$1
Junior liens and lines of credit	30	30	—	30	1
Total	40	40	—	41	2
Residential real estate – construction	3,957	3,957	—	2,484	128
Commercial, industrial and agricultural real estate	1,022	1,022	—	1,031	49
Commercial, industrial and agricultural	188	188	—	238	12
Consumer	—	—	—	—	—
Total	$5,207	$5,207	$—	$3,794	$191
Impaired loans with specific allowance
Residential Real Estate 1 – 4 Family
First liens	$420	$420	$—	$450	$24
Junior liens and lines of credit	228	2,099	—	2,066	90
Total	648	2,519	—	2,516	114
Residential real estate – construction	4,040	4,040	2,063	4,684	—
Commercial, industrial and agricultural real estate	7,180	5,389	2,431	5,112	66
Commercial, industrial and agricultural	952	1,037	383	1,129	29
Consumer	13	13	13	14	—
Total	$12,833	$12,998	$4,890	$13,455	$209

As part of it process to calculate the ALL, the Bank reviews several credit quality factors including payment status (performing, nonperforming and aging) and internal credit rating.

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Loan Quality  – (continued)

The following table presents a summary of nonperforminging assets as of December 31 for the following years:

	2010		2009		2008
(Dollars in thousands)	Balance	% of Loan Segment	Balance	% of Loan Segment	Balance	% of Loan Segment
Nonaccrual loans
Residential Real Estate 1 – 4 Family
First liens	$691	0.48%	$345	0.24%	$333	0.22%
Junior liens and lines of credit	122	0.22%	—	—	—	—
Total	813	0.40%	345	0.17%	333	0.15%
Residential real estate – construction	6,500	8.17%	4,040	4.77%	1,286	1.77%
Commercial, industrial and agricultural real estate	13,003	4.27%	5,654	1.99%	—	—
Commercial, industrial and agricultural	1,668	1.14%	124	0.09%	1,252	0.95%
Consumer	—	—	30	0.02%	—	—
Total nonaccrual loans	$21,984		$10,193		$2,871
Loans past due 90 days or more and not included above
Residential Real Estate 1 – 4 Family
First liens	$1,093		$3,060		$411
Junior liens and lines of credit	833		494		133
Total	1,926		3,554		544
Residential real estate – construction	911		1,426		429
Commercial, industrial and agricultural real estate	2,343		1,926		—
Commercial, industrial and agricultural	244		960		33
Consumer	125		195		123
Total loans past due 90 days or more and still accruing	5,549		8,061		1,129
Total nonaccrual and loans past due 90 days or more	27,533		18,254		4,000
Repossessed assets	—		18		—
Foreclosed real estate	618		642		—
Total nonperforming assets	$28,151		$18,914		$4,000
Restructured Loans (TDRs)
Performing	$656		$—		$—
Total TDRs	$656		$—		$—
Nonperforming loans to total gross loans	3.68%		2.47%		0.59%
Nonperforming assets to total assets	2.96%		1.93%		0.44%
Allowance for loan losses to nonperforming loans	31.97%		48.96%		183.93%

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Loan Quality  – (continued)

The following table presents the aging of payments of the loan portfolio:

(Dollars in thousands)

	Current	Loans Past Due				Non- Accrual	Total Loans
		30 – 59 Days	60 – 89 Days	90 Days+	Total
December 31, 2010
Residential Real Estate 1 – 4 Family
First liens	$140,711	$979	$654	$1,093	$2,726	$691	$144,128
Junior liens and lines of credit	55,723	16	—	833	849	122	56,694
Total	196,434	995	654	1,926	3,575	813	200,822
Residential real estate – construction	72,146	—	—	911	911	6,500	79,557
Commercial, industrial and agricultural real estate	285,050	3,786	13	2,343	6,142	13,003	304,195
Commercial, industrial and agricultural	142,829	1,786	145	244	2,175	1,668	146,672
Consumer	17,077	164	30	125	319	—	17,396
Total	$713,536	$6,731	$842	$5,549	$13,122	$21,984	$748,642
December 31, 2009
Residential Real Estate 1 – 4 Family
First liens	$136,189	$1,308	$1,428	$3,060	$5,796	$345	$142,330
Junior liens and lines of credit	60,966	—	—	494	494	—	61,460
Total	197,155	1,308	1,428	3,554	6,290	345	203,790
Residential real estate – construction	77,708	1,475	—	1,426	2,901	4,040	84,649
Commercial, industrial and agricultural real estate	274,386	1,523	350	1,926	3,799	5,654	283,839
Commercial, industrial and agricultural	142,322	500	129	960	1,589	124	144,035
Consumer	22,286	529	210	195	934	30	23,250
Total	$713,857	$5,335	$2,117	$8,061	$15,513	$10,193	$739,563

In addition to monitoring the performance status of the loan portfolio, the Bank also utilizes a risk rating scale (1 – 9) to evaluate loan asset quality. This methodology is primarily used for loans that are reviewed individually (usually commercial loans) for ALL as described above and are not part of a homogeneous loan pool. Loans that are rated 1 – 4 are classified as pass credits. Loans rated a 5 are pass credits but have been identified as credits that warrant additional attention and monitoring. Loans that are risk rated 6 (OAEM) or higher are placed on the on the Bank’s watch list. Loans on the watch list are adversely criticized/classified because the borrowers are experiencing weakening cash flow and may be paying loans with alternative

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Loan Quality  – (continued)

sources of cash, for example, savings or the sale of unrelated assets. If these trends continue, the Bank has an increasing likelihood that it will need to liquidate collateral for repayment. The Bank’s watch list includes loans that may or may not be delinquent or on nonaccrual, loans that may or may not be considered impaired, and potential problem loans. Potential problem loans are loans on the watch list that represent borrowers that may or may not be able to comply with current loan terms, but excludes loans that are 90 days or more past due and nonaccrual loans. Management emphasizes early identification and monitoring of these loans to proactively minimize any risk of loss.

In the normal course of loan portfolio management, the account officer assigned to a particular relationship is responsible for assigning the appropriate risk rating based on the Bank’s 9 point risk rating scale. In the event a credit relationship is downgraded to a risk rating of 6 (OAEM) or higher, the relationship is reviewed no less than quarterly at the Bank’s Loan Management Committee. The following table reports on the internal credit rating for those loans in the portfolio that are assigned an individual credit rating (primarily commercial loans):

(Dollars in thousands)

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2010
Residential Real Estate 1 – 4 Family
First liens	$40,051	$1,821	$3,299	$—	$45,171
Junior liens and lines of credit	10,565	68	391	—	11,024
Total	50,616	1,889	3,690	—	56,195
Residential real estate – construction	59,097	6,671	11,892	—	77,660
Commercial, industrial and agricultural real estate	273,279	8,481	22,435	—	304,195
Commercial, industrial and agricultural	132,981	6,383	7,308	—	146,672
Total	$515,973	$23,424	$45,325	$—	$584,722
December 31, 2009
Residential Real Estate 1 – 4 Family
First liens	$29,013	$1,777	$315	$—	$31,105
Junior liens and lines of credit	9,133	176	248	—	9,557
Total	38,146	1,953	563	—	40,662
Residential real estate – construction	74,733	—	8,151	—	82,884
Commercial, industrial and agricultural real estate	268,617	1,233	13,989	—	283,839
Commercial, industrial and agricultural	134,004	8,603	1,428	—	144,035
Total	$515,500	$11,789	$24,131	$—	$551,420

For loans that are not assigned an individual credit rating (primarily consumer and residential mortgage loans), the Bank evaluates credit quality based on the aging status of the loan (previously presented) and the performing status. The following table presents the performance status on selected loans:

(Dollars in thousands)

	December 31, 2010
	Consumer		Residential Real Estate
	Lines of Credit	Installment	Home Equity	Mortgages	Total
Performing	$3,231	$14,040	$17,939	$127,236	$162,446
Non-performing (Nonaccrual)	11	114	99	1,250	1,474
Total	$3,242	$14,154	$18,038	$128,486	$163,920

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Loan Quality  – (continued)

(Dollars in thousands)

	December 31, 2009
	Consumer		Residential Real Estate
	Lines of Credit	Installment	Home Equity	Mortgages	Total
Performing	$2,963	$20,062	$19,280	$143,142	$185,447
Non-performing (Nonaccrual)	36	189	33	2,438	2,696
Total	$2,999	$20,251	$19,313	$145,580	$188,143

Note 7. Premises and Equipment

Premises and equipment consist of:

		December 31
(Dollars in thousands)	Estimated Life	2010	2009
Land		$3,028	$2,590
Buildings and leasehold improvements	15 – 30 years, or lease term	22,036	21,215
Furniture, fixtures and equipment	3 – 10 years	13,555	12,883
Total cost		38,619	36,688
Less: Accumulated depreciation		(22,027)	(20,947)
Net premises and equipment		$16,592	$15,741

The following table shows the amount of depreciation and rental expense for the years ended December 31:

	2010	2009	2008
Depreciation expense	$1,226	$1,284	$1,198
Rent expense on leases	$383	$385	$336

The Corporation leases various premises and equipment for use in banking operations. Some of these leases provide renewal options of varying terms. The rental cost of these optional renewals is not included below. At December 31, 2010, future minimum payments on these leases are as follows:

(Amounts in thousands)
2011	$348
2012	208
2013	198
2014	172
2015	165
2016 and beyond	1,744
$2,835

Note 8. Goodwill and Intangible Assets

The following table summarizes the changes in goodwill:

	For the years ended December 31
(Amounts in thousands)	2010	2009
Beginning balance	$9,159	$9,152
Goodwill acquired	—	—
Adjustment to goodwill	(143)	7
Ending balance	$9,016	$9,159

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Goodwill and Intangible Assets  – (continued)

The adjustment to goodwill in 2010 was an adjustment on a previously recorded deferred tax asset. The adjustment to goodwill in 2009 was a final purchase accounting adjustment to goodwill acquired in 2008.

The following table summarizes the other intangible assets at December 31:

	Core Deposit		Customer List
	2010	2009	2010	2009
Gross carrying amount	$3,252	$3,252	$589	$589
Accumulated amortization	(1,626)	(1,265)	(211)	(115)
Net carrying amount	$1,626	$1,987	$378	$474

The following table shows the amortization expense for the years ended December 31:

(Amounts in thousands)	2010	2009	2008
Amortization expense	$457	$468	$370

Core deposit intangibles are amortized over the estimated life of the acquired core deposits. At December 31, 2010 the remaining life was 4.5 years. The customer list intangible is amortized over the estimated life of the acquired customer list. At December 31, 2010, the remaining life was 7.9 years.

The following table shows the expected amortization expense for intangible assets over the next five years:

(Amounts in thousands)
2011	$446
2012	435
2013	424
2014	414
2015	285

Note 9. Mortgage Servicing Rights

Activity pertaining to mortgage servicing rights and the related valuation allowance follows:

(Amounts in thousands)

	For the Years Ended December 31
	2010	2009	2008
Cost of mortgage servicing rights:
Beginning balance	$1,190	$1,551	$1,778
Originations	10	8	59
Amortization	(267)	(369)	(286)
Ending balance	$933	$1,190	$1,551
Valuation allowance:
Beginning balance	$(476)	$(688)	$(188)
Valuation charges	(48)	—	(722)
Valuation reversals	194	212	222
Ending balance	$(330)	$(476)	$(688)
Mortgage servicing rights cost	$933	$1,190	$1,551
Valuation allowance	(330)	(476)	(688)
Carrying value	$603	$714	$863
Fair value	$603	$714	$863
Fair value assumptions:
Weighted average discount rate	10.00%	10.00%	10.00%
Weighted average prepayment speed	15.55%	18.67%	23.60%

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Mortgage Servicing Rights  – (continued)

The value of mortgage servicing rights is greatly affected by changes in mortgage interest rates and the resulting changes in prepayment speeds. The following chart shows the changes in fair value under different rate scenarios:

(Amounts in thousands)	2010	2009	2008
Changes in fair value:
Rates + 1%	$321	$226	$382
Rates (1)%	($142)	($195)	($252)

Note 10. Deposits

Deposits are summarized as follows:

	December 31
(Amounts in thousands)	2010	2009
Demand, noninterest-bearing checking	$90,317	$77,675
Interest-bearing checking	103,918	97,636
Money market accounts	289,763	243,600
Passbook and statement savings	48,138	46,986
Total interest-bearing checking and savings	441,819	388,222
Retail time deposits	161,399	207,338
Brokered time deposits	40,796	65,130
Total time deposits	202,195	272,468
Total deposits	$734,331	$738,365
Overdrawn deposit accounts reclassified as loans	$74	$183

The following table shows the maturity of outstanding time deposits of $100,000 or more at December 31, 2010:

(Amounts in thousands)	Retail Time Deposits	Brokered Time Deposits	Total Time Deposits
Maturity distribution:
Within three months	$11,072	$9,758	$20,830
Over three through six months	7,694	4,241	11,935
Over six through twelve months	6,528	1,865	8,393
Over twelve months	17,028	219	17,247
Total	$42,322	$16,083	$58,405

At December 31, 2010 the scheduled maturities of time deposits are as follows:

(Amounts in thousands)	Retail Time Deposits	Brokered Time Deposits	Total Time Deposits
2011	$94,375	$17,029	$111,404
2012	37,191	251	37,442
2013	18,393	15,000	33,393
2014	5,577	—	5,577
2015	5,811	7,000	12,811
2016 and beyond	52	1,516	1,568
	$161,399	$40,796	$202,195

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

These borrowings are described below:

	December 31
	2010		2009
(Dollars in thousands)	Sweep Repurchase	FHLB Open Repo	Sweep Repurchase	FHLB Open Repo
Ending balance	$51,164	$—	$55,855	$—
Weighted average rate at year end	0.25%	—	0.25%	—
Range of interest rates paid at year end	0.25%	—	0.25%	—
Maximum month-end balance during the year	$68,622	$1,900	$74,331	$9,900
Average balance during the year	$60,262	$185	$67,032	$2,142
Weighted average interest rate during the year	0.25%	0.66%	0.25%	0.66%

The securities that serve as collateral for securities sold under agreements to repurchase consist primarily of U.S. Government and U.S. Agency securities with a fair value of $57.1 million and $64.1 million, respectively, at December 31, 2010 and 2009.

A summary of long-term debt at the end of the reporting period follows:

	December 31
(Amounts in thousands)	2010	2009
Loans from the Federal Home Loan Bank	$70,885	$94,688

The loans from the FHLB are comprised of term loans payable at maturity and amortizing advances. These loans have fixed interest rates ranging from 3.07% to 5.83% (weighted average rate of 4.16%) and final maturities ranging from January 2011 to November 2039.

All borrowings from the FHLB are collateralized by FHLB stock, mortgage-backed securities and first mortgage loans.

The scheduled amortization and maturities of the FHLB borrowings at December 31, 2010 are as follows:

(Amounts in thousands)
2011	$23,209
2012	25,128
2013	10,146
2014	2,008
2015	10,008
2016 and beyond	386
$70,885

The Corporation’s maximum borrowing capacity with the FHLB at December 31, 2010, was $237.5 million. The total amount available to borrow at year-end was approximately $166.6 million.

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Federal Income Taxes

The temporary differences which give rise to significant portions of deferred tax assets and liabilities are as follows:

	December 31
(Amounts in thousands)	2010	2009
Deferred Tax Assets
Allowance for loan losses	$3,222	$3,269
Deferred compensation	1,156	1,082
Purchase accounting	92	113
Deferred loan fees and costs, net	160	160
Intangibles	32	74
Capital loss carryover	303	45
Other than temporary impairment of investments	962	854
Accumulated other comprehensive loss	2,906	2,648
Other	88	91
	8,921	8,336
Valuation allowance	(1,151)	(899)
Total gross deferred tax assets	7,770	7,437
Deferred Tax Liabilities
Core deposit intangibles	553	676
Time deposit purchase accounting	—	7
Depreciation	68	93
Joint ventures and partnerships	64	67
Pension	196	133
Mortgage servicing rights	205	243
Customer list	129	161
Total gross deferred tax liabilities	1,215	1,380
Net deferred tax asset	$6,555	$6,057

The components of the provision for Federal income taxes attributable to income from operations were as follows:

	For the Years Ended December 31
(Amounts in thousands)	2010	2009	2008
Current tax expense	$3,177	$2,753	$3,434
Deferred tax (benefit) expense	(240)	(742)	246
Income tax provision	$2,937	$2,011	$3,680

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Federal Income Taxes  – (continued)

For the years ended December 31, 2010, 2009, and 2008, the income tax provisions are different from the tax expense which would be computed by applying the Federal statutory rate to pretax operating earnings. A reconciliation between the tax provision at the statutory rate and the tax provision at the effective tax rate is as follows:

	For the Years Ended December 31
(Amounts in thousands)	2010	2009	2008
Tax provision at statutory rate	$3,587	$2,923	$4,173
Income on tax-exempt loans and securities	(701)	(787)	(908)
Nondeductible interest expense relating to carrying tax-exempt obligations	42	56	77
Dividends received exclusion	(12)	(36)	(33)
Income from bank owned life insurance	(218)	(212)	(216)
Life insurance proceeds	—	(94)	—
Valuation allowance	272	188	711
Stock option compensation	—	10	38
Other, net	(33)	(37)	(129)
Tax credit	—	—	(33)
Income tax provision	$2,937	$2,011	$3,680
Effective income tax rate	27.8%	23.4%	30.0%

At December 31, 2010, the Corporation had a capital loss carryover of $892 thousand. This loss carryover can only be offset with capital gains for federal income tax purposes. The tax benefit of this carryover is $303 thousand and the Corporation has recorded a valuation allowance of $303 thousand against the capital loss carryover.

The Corporation recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense for all periods presented. The Corporation is no longer subject to U.S. Federal examinations by tax authorities for the years before 2007.

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

The components of comprehensive income and related tax effects are as follows:

	For the Years Ended December 31
(Amounts in thousands)	2010	2009	2008
Net Income	$7,612	$6,585	$8,595
Securities:
Unrealized gains (losses) arising during the period	417	1,698	(6,339)
Reclassification adjustment for losses included in net income	386	944	724
Net unrealized gains (losses)	803	2,642	(5,615)
Tax effect	(273)	(898)	1,909
Net of tax amount	530	1,744	(3,706)
Derivatives:
Unrealized (losses) gains arising during the period	(1,206)	497	(2,817)
Reclassification adjustment for losses included in net income	718	716	390
Net unrealized (losses) gains	(489)	1,213	(2,427)
Tax effect	167	(412)	825
Net of tax amount	(322)	801	(1,602)
Pension:
Change in plan assets and benefit obligations	(1,078)	113	(4,717)
Reclassification adjustment for losses included in net income	—	—	—
Net unrealized (losses) gains	(1,078)	113	(4,717)
Tax effect	366	(38)	1,604
Net of tax amount	(712)	74	(3,113)
Total other comprehensive (loss) income	(504)	2,618	(8,421)
Total Comprehensive Income	$7,108	$9,203	$174

The components of accumulated other comprehensive loss included in shareholders’ equity are as follows:

	December 31
(Amounts in thousands)	2010	2009
Net unrealized losses on securities	$(1,026)	$(1,829)
Tax effect	349	622
Net of tax amount	(677)	(1,207)
Net unrealized losses on derivatives	(1,752)	(1,263)
Tax effect	596	429
Net of tax amount	(1,156)	(834)
Accumulated pension adjustment	(5,771)	(4,692)
Tax effect	1,962	1,595
Net of tax amount	(3,809)	(3,097)
Total accumulated other comprehensive loss	$(5,642)	$(5,138)

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

During 2008, the Bank entered into two swap transactions. Each swap has a notional amount of $10 million with one maturing in 2013 and one in 2015. According to the terms of each transaction, the Bank pays fixed-rate interest payments and receives floating-rate payments. The swaps were entered into to hedge the Corporation’s exposure to changes in cash flows attributable to the effect of interest rate changes on variable-rate liabilities. At December 31, 2010, the fair value of the swaps was negative $1.8 million and was recognized in accumulated other comprehensive loss, net of tax.

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

Information regarding the interest rate swaps as of December 31, 2010 follows:

(Dollars in thousands)

Notional Amount	Maturity Date	Interest Rate		Amount Expected to be Expensed into Earnings within the next 12 Months
		Fixed	Variable
$ 10,000	5/30/2013	3.60%	0.18%	$342
$ 10,000	5/30/2015	3.87%	0.18%	$369

The variable rate is indexed to the 91-day Treasury Bill auction (discount) rate and resets weekly.

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Financial Derivatives  – (continued)

Derivatives with a positive fair value are reflected as other assets in the balance sheet while those with a negative fair value are reflected as other liabilities. The swaps added $718 thousand to interest expense in 2010 compared to $716 thousand in 2009 and $390 thousand in 2008. As short-term interest rates decrease, the net expense of the swap increases and as short-term rates increase the net expense of the swaps decrease. The 2011 swap interest expense is expected to be comparable to 2010 because lower short-term interest rates are not expected to change significantly in 2011.

Fair Value of Derivative Instruments in the Consolidated Balance Sheets were as follows as of December 31, 2010:

Fair Value of Derivative Instruments
(Dollars in thousands) Date	Type	Balance Sheet Location	Fair Value
December 31, 2010	Interest rate contracts	Other liabilities	$1,752
December 31, 2009	Interest rate contracts	Other liabilities	$1,263

The Effect of Derivative Instruments on the Statement of Income for the Year Ended December 31, 2010 follows:

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships
(Dollars in thousands) Date / Type	Amount of Gain or (Loss) Recognized in OCI, net of tax, on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
December 31, 2010
Interest rate contracts	$(322)	Interest Expense	$(718)	Other income (expense)	$—
December 31, 2009
Interest rate contracts	$801	Interest Expense	$(716)	Other income (expense)	$—

Note 15. Benefit Plans

The Bank has a 401(k) plan covering substantially all employees of F&M Trust who have completed one year and 1,000 hours of service. In 2010, employee contributions to the plan were matched at 100% up to 4% of each employee’s deferrals plus 50% of the next 2% of deferrals from participants’ eligible compensation. In addition, a 100% discretionary profit sharing contribution of up to 2% of each employee’s eligible compensation is possible provided net income targets are achieved. The Personnel Committee of the Corporation’s Board of Directors approves the established net income targets annually. Under this plan, the maximum amount of employee contributions in any given year is defined by Internal Revenue Service regulations. The related expense for the 401(k) plan, and the profit sharing plan as approved by the Board of Directors, was approximately $368 thousand in 2010, $366 thousand in 2009 and $365 thousand in 2008. The cost of a deferred compensation benefit (life insurance) was $14 thousand in 2010, $9 thousand in 2009 and $15 thousand in 2008. This benefit is provided to selected employees via the life insurance policies owned by the Bank.

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Benefit Plans  – (continued)

The Bank has a noncontributory pension plan covering substantially all employees of F&M Trust who meet certain age and service requirements. Benefits are based on years of service and the employee’s compensation using a career average formula for all employees. The pension plan was closed to new participants on April 1, 2007. The change to a career average formula in 2008 affected future pension benefits for some employees more than others, primarily long-term employees. In an attempt to minimize the affect of the change on these employees the Bank added the following benefits: (1) an additional annual contribution over 10 years to the 401(k) plan for pension participants that were deemed to have a significant expected shortfall as a result of the change to a career average formula; and (2) contributions to a non-qualified deferred compensation plan for current or potential highly-compensated employees that were deemed to have a significant expected shortfall as a result of the change to a career average formula. The annual contribution to the non-qualified plan ranges from 1% to 9% of the covered employee’s salary depending on such factors as the employee’s length of service and time to retirement. Any contribution made to the non-qualified plan is in lieu of the additional contribution made to the 401(k) plan identified as change number 1 above. The expense associated with the additional plans described above was $46 thousand in 2010, $51 thousand in 2009 and $57 thousand in 2008. The Bank’s funding policy is to contribute annually the amount required to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974. Contributions are intended to provide not only for the benefits attributed to service to date but also for those expected to be earned in the future.

Due to the low interest rate environment, the pension plan returns have been negatively affected and the Bank incurred substantially higher pension expense, $441 thousand in 2010 and $567 thousand in 2009 compared to a pension expense credit of $21 thousand in 2008. The Bank expects its 2011 pension expense to be higher than the 2010 expense. The 2010 measurement date of the Plan was December 31, 2010.

Pension Plan asset classes include cash, fixed income securities and equities. The fixed income portion is comprised of Government Bonds, Corporate Bonds and Taxable Municipal Bonds; the equity portion is comprised of financial institution equities and individual corporate equities across a broad range of sectors. Investments are made on the basis of sound economic principles and in accordance with established guidelines. Target allocations of fund assets measured at fair value are as follows: fixed income, a range of 60%-90%; equities, a range of 10% to 30% and cash as needed. At December 31, 2010, fixed income investments accounted for 75% of total Plan assets, equities accounted for 18% and cash accounted for 12%. The Bank has undertaken a restructuring of the portfolio in order to more closely align the duration of the assets with the duration of the pension liability.

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

Specific guidelines for fixed income investments are that no individual bond shall have a rating of less than an A as rated by Standard and Poor and Moodys at the time of purchase. If the rating subsequently falls below an A rating, the Committee, at its next quarterly meeting, will discuss the merits of retaining that particular security. Allowable securities include obligations of the U.S. Government and its agencies, CDs, commercial paper, corporate obligations and insured municipal bonds.

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

The Committee revisits and determines the expected long-term rate of return on Plan assets annually. The policy of the Committee has been to take a conservative approach to all Plan assumptions. The expected long-term rate of return has remained steady at 8%, but is reviewed annually and historical investment returns play a significant role in determining what this rate should be.

The following table sets forth the plan’s funded status, based on the December 31, 2010, 2009 and 2008 actuarial valuations.

	For the Years Ended December 31
(Amounts in thousands)	2010	2009	2008
Change in projected benefit obligation
Benefit obligation at beginning of measurement year	$13,287	$12,149	$11,626
Service cost	365	354	448
Interest cost	742	738	847
Actuarial loss	782	748	29
Benefits paid	(924)	(702)	(801)
Benefit obligation at end of measurement year	14,252	13,287	12,149
Change in plan assets
Fair value of plan assets at beginning of measurement year	8,985	8,059	11,899
Actual return on plan assets net of expenses	369	1,385	(3,372)
Employer contribution	626	243	333
Benefits paid	(924)	(702)	(801)
Fair value of plan assets at end of measurement year	9,056	8,985	8,059
Funded status of projected benefit obligation at end of measurement year	$(5,196)	$(4,302)	$(4,090)

	For the Years Ended December 31
Amounts recognized in accumulated other comprehensive income (loss), net of tax	2010	2009	2008
Net actuarial loss	$(6,494)	$(5,541)	$(5,778)
Prior service cost obligation	723	848	974
	(5,771)	(4,693)	(4,804)
Tax effect	1,962	1,596	1,633
Net amount recognized in accumulated comprehensive loss	$(3,809)	$(3,097)	$(3,171)

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Benefit Plans  – (continued)

	For the Years Ended December 31
Components of net periodic pension cost	2010	2009	2008
Service cost	$365	$354	$448
Interest cost	742	738	847
Expected return on plan assets	(838)	(753)	(1,161)
Amortization of prior service cost	(125)	(126)	(157)
Recognized net actuarial loss	297	354	2
Net periodic pension (benefit) cost	$441	$567	$(21)

	For the Years Ended December 31
	2010	2009	2008
Assumptions used to determine benefit obligations as of measurement date:
Discount rate	5.28%	5.79%	6.13%
Rate of compensation increase	4.00%	4.50%	4.50%
Assumptions used to determine net periodic benefit cost:
Discount rate	5.79%	6.13%	6.00%
Expected long-term return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	4.50%	4.50%	4.50%
Asset allocations as of measurement date:
Cash and cash equivalents	12%	3%	9%
Common stocks	18%	23%	47%
Corporate bonds	7%	12%	26%
Municipal bonds	59%	58%	13%
Other	4%	4%	5%
Total	100%	100%	100%
Shares of the Corporation’s common stock held in the plan
Value of shares	$52	$47	$52
Percent of total plan assets	0.6%	0.5%	0.6%

	For the Years Ended December 31
Reconciliation of Funded Status	2010	2009	2008
Funded Status	$(5,196)	$(4,302)	$(4,090)
Unrecognized net actuarial loss	6,494	5,541	5,778
Unrecognized prior service cost	(723)	(848)	(974)
Net Asset recognized	$575	$391	$714
Accumulated Benefit Obligation	$13,680	$12,691	$11,692

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Benefit Plans  – (continued)

The following table sets forth by level, within the fair value hierarchy, the Plan’s investments at fair value as of December 31, 2010 and 2009:

For more information on the levels within the fair value hierarchy, please refer to Note 20.

(Dollars in Thousands)

Asset Description	Fair Value at December 31, 2010	Level 1	Level 2	Level 3
Cash and money market funds	$1,128	$1,128	$—	$—
Common stocks	1,655	1,655	—	—
Corporate bonds	610	—	610	—
Municipal bonds	5,314	—	5,314	—
Cash value of life insurance	122	—	—	122
Deposit in immediate particiaption guarantee participation contract	227	—	—	227
Total assets	$9,056	$2,783	$5,924	$349

(Dollars in Thousands)

Asset Description	Fair Value at December 31, 2009	Level 1	Level 2	Level 3
Cash and money market funds	$206	$206	$—	$—
Common stocks	2,005	2,005	—	—
Corporate bonds	1,079	—	1,079	—
Cash value of life insurance	142	—	—	142
Deposit in immediate particiaption guarantee participation contract	215	—	—	215
Municipal bonds	5,338	—	5,338	—
Total assets	$8,985	$2,211	$6,417	$357

The following table sets forth a summary of the changes in the fair value of the Plan’s level 3 investments for the year ended December 31, 2010:

	Cash Value of Life Insurance	Deposits in Immediate Participation Guarantee Contract
Balance – January 1, 2010	$142	$215
Unrealized gain (loss) relating to investments held at the reporting date	5	(8)
Purchases, sales, issuances and settlement, net	(25)	20
Balance – December 31, 2010	$122	$227

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Benefit Plans  – (continued)

Contributions

The Bank expects to contribute $935 thousand to its pension plan in 2011. This amount will meet the minimum funding requirements.

Estimated future benefit payments at December 31, 2010 (in thousands)

2011	$726
2012	743
2013	771
2014	830
2015	817
2016 – 2020	4,503
$8,390

Note 16. Stock Purchase Plans

In 2004, the Corporation adopted the Employee Stock Purchase Plan of 2004 (ESPP), replacing the ESPP of 1994 that expired in 2004. Under the ESPP of 2004, options for 250,000 shares of stock can be issued to eligible employees. The number of shares that can be purchased by each participant is defined by the plan and the Board of Directors sets the option price. However, the option price cannot be less than 90% of the fair market value of a share of the Corporation’s common stock on the date the option is granted. The Board of Directors also determines the expiration date of the options; however, no option may have a term that exceeds 1 year from the grant date. ESPP options are exercisable immediately upon grant. Any shares related to unexercised options are available for future grant. As of December 31, 2010 there are 216,153 shares available for future grants. The Board of Directors may amend, suspend or terminate the ESPP at any time.

The grant price of the 2010 ESPP options was set at 95% of the stock’s fair value at the time of the award. Therefore, no compensation expense was recognized in 2010 for the ESPP.

In 2002, the Corporation adopted the Incentive Stock Option Plan of 2002 (ISOP). Under the ISOP, options for 250,000 shares of stock can be issued to selected Officers, as defined in the plan. The number of options available to be awarded to each eligible Officer is determined by the Board of Directors, but is limited with respect to the aggregate fair value of the options as defined in the plan. The exercise price of the option shall be equal to the fair value of a share of the Corporation’s common stock on the date the option is granted. The options have a life of 10 years and may be exercised only after the optionee has completed 6 months of continuous employment with the Corporation or its Subsidiary immediately following the grant date, or upon a change of control as defined in the plan. As of December 31, 2010 there are 154,877 shares available for future grants. The ISOP has a 10-year plan life with respect to the granting of new awards. However, awards granted prior to expiration of the plan will continue to be exercisable in accordance with the plan. The risk-free interest rate is the U.S. Treasury rate commensurate with the expected average life of the option at the date of grant. The Corporation uses the “simplified” method for estimating the expected term of the ISO award.

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. Stock Purchase Plans  – (continued)

The ESPP and ISOP options outstanding at December 31, 2010 are all exercisable. The ESPP options expire on June 30, 2011 and the ISOP options expire 10 years from the grant date. The following table summarizes the stock option activity:

(Amounts in thousands except share and per share data)

	ESPP Options	Weighted Average Price Per Share	Aggregate Intrinsic Value
Balance Outstanding at December 31, 2007	24,515	$25.92
Granted	35,980	22.08
Exercised	(329)	22.08
Expired	(25,646)	25.75
Balance Outstanding at December 31, 2008	34,520	22.08
Granted	27,241	16.61
Exercised	(113)	16.61
Expired	(35,233)	21.97
Balance Outstanding at December 31, 2009	26,415	16.61
Granted	25,973	16.81
Exercised	(1,138)	16.71
Expired	(27,069)	16.62
Balance Outstanding at December 31, 2010	24,181	$16.81	$35

	ISOP Options	Weighted Average Price Per Share
Balance Outstanding at December 31, 2007	62,436	$25.22
Granted	24,225	23.77
Exercised	—	—
Forfeited	(9,937)	24.48
Balance Outstanding at December 31, 2008	76,724	24.86
Granted	14,900	16.11
Exercised	—	—
Forfeited	(1,500)	21.82
Balance Outstanding at December 31, 2009	90,124	23.46
Granted	—	—
Exercised	(500)	16.11
Forfeited	(6,750)	24.47
Balance Outstanding at December 31, 2010	82,874	$23.42	—

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. Stock Purchase Plans  – (continued)

The following table provides information about the options outstanding at December 31, 2010:

Stock Option Plan	Options Outstanding and Exercisable	Exercise Price or Price Range	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
Employee Stock Purchase Plan	24,181	$16.81	$16.81	0.5
Incentive Stock Option Plan	12,900	$16.11 – $18.42	$16.11	8.2
Incentive Stock Option Plan	10,000	$18.42 – $20.74	$20.00	1.3
Incentive Stock Option Plan	4,999	$20.74 – $23.05	$21.42	2.1
Incentive Stock Option Plan	24,825	$23.05 – $25.37	$24.04	6.7
Incentive Stock Option Plan	30,150	$25.37 – $27.68	$27.51	4.5
ISOP Total/Average	82,874		$23.42	5.2

The fair value of the ISOP options granted has been estimated using the Black-Scholes method and the following assumptions for the years shown:

	2010	2009	2008
Incentive Stock Option Plan
Options granted	—	14,900	24,225
Risk-free interest rate	—	2.07%	2.71%
Expected volatility of the Corporation’s stock	—	32.62%	29.65%
Expected dividend yield	—	5.92%	4.17%
Expected life (in years)	—	5.25	5.25
Weighted average fair value of options granted	$—	$1.95	$4.61
(Dollars in thousands)
Compensation expense included in net income
ESPP	$—	$—	$—
ISOP	—	29	112
Total compensation expense included in net income	$—	$29	$112

Note 17. Deferred Compensation Agreement

The Corporation has entered into deferred compensation agreements with four directors that provides for the payment of benefits over a ten-year period, beginning at age 65. At inception, the present value of the obligations under these deferred compensation agreements amounted to approximately $600 thousand, which is being accrued over the estimated remaining service period of these officers and directors. These obligations are partially funded through life insurance covering these individuals. Expense associated with the agreements was $22 thousand for 2010, $22 thousand for 2009 and $31 thousand for 2008.

The Corporation has two deferred compensation agreements it recorded as part of its acquisition of Fulton Bancshares Corporation in 2006 and no expense for these plans was recognized in 2010.

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

Note 18. Shareholders’ Equity  – (continued)

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

(Amounts in thousands, except share information)

	Expiration Date	Shares Authorized	Shares Repurchased Under Approved Plan
Plan Approved			2010	2009	Total	Cost
July 8, 2010	July 8, 2011	100,000	—	—	—	—
July 9, 2009	July 9, 2010	100,000	—	4,179	4,179	$67
Number of Treasury shares held at year-end			397,950	435,838

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

Unless noted otherwise, the Bank does not require collateral or other security to support financial instruments with credit risk. The Bank had the following outstanding commitments as of December 31:

(Amounts in thousands)	2010	2009
Financial instruments whose contract amounts represent credit risk:
Commercial commitments to extend credit	$159,166	$151,520
Consumer commitments to extend credit (secured)	34,914	36,117
Consumer commitments to extend credit (unsecured)	4,797	4,747
	$198,877	$192,384
Standby letters of credit	$20,467	$26,718

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

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19. Commitments and Contingencies  – (continued)

Standby letters of credit are instruments issued by the Bank, which guarantee the beneficiary payment by the Bank in the event of default by the Bank’s customer in the nonperformance of an obligation or service. Most standby letters of credit are extended for one-year periods. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral supporting those commitments for which collateral is deemed necessary primarily in the form of certificates of deposit and liens on real estate. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of December 31, 2010 and 2009 for guarantees under standby letters of credit issued is not material.

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

FASB ASC Topic 820, Financial Instruments, requires disclosure of the fair value of financial assets and liabilities, including those financial assets and liabilities that are not measured and reported at fair value on a recurring and nonrecurring basis. The Corporation does not report any nonfinancial assets at fair value.

The estimated fair value of the Corporation’s financial instruments are as follows:

	December 31, 2010		December 31, 2009
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$22,106	$22,106	$33,248	$33,248
Investment securities available for sale	117,616	117,616	143,288	143,288
Restricted stock	6,159	6,159	6,482	6,482
Net loans	739,841	750,944	730,626	742,929
Accrued interest receivable	3,662	3,662	3,904	3,904
Mortgage servicing rights	603	603	714	714
Financial liabilities:
Deposits	$734,331	$737,274	$738,365	$742,953
Securities sold under agreements to repurchase	51,164	51,164	55,855	55,855
Long-term debt	70,885	74,695	94,688	99,013
Accrued interest payable	757	757	1,288	1,288
Interest rate swaps	1,752	1,752	1,263	1,263

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20. Fair Value Measurements and Fair Values of Financial Instruments  – (continued)

The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Corporation’s financial instruments at December 31, 2010 and 2009:

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

FASB ASC Topic 820 establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under FASB ASC Topic 820 are as follows:

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

For financial assets and liabilities measured at fair value on a recurring basis, there were no transfers of financial assets or liabilities between Level 1 and Level 2 during the period ending December 31, 2010.

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2010 and 2009 are as follows:

(Dollars in Thousands)

	Fair Value at December 31, 2010
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities	$3,638	$—	$—	$3,638
Obligations of U.S. Government agencies	—	14,785	—	14,785
Obligations of state and political subdivisions	—	39,952	—	39,952
Corporate debt securities	—	6,862	—	6,862
Mortgage-backed securities
Agency	—	48,297	—	48,297
Non-Agency	—	4,029	—	4,029
Asset-backed securities	—	53	—	53
Total assets	$3,638	$113,978	$—	$117,616
Liability Description
Interest rate swaps	$—	$1,752	$—	$1,752
Total liabilities	$—	$1,752	$—	$1,752

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20. Fair Value Measurements and Fair Values of Financial Instruments  – (continued)

(Dollars in Thousands)

	Fair Value at December 31, 2009
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities	$3,975	$—	$—	$3,975
Obligations of U.S. Government agencies	—	28,715	—	28,715
Obligations of state and political subdivisions	—	43,881	—	43,881
Corporate debt securities	—	7,260	—	7,260
Mortgage-backed securities
Agency	—	54,743	—	54,743
Non-Agency	—	4,668	—	4,668
Asset-backed securities	—	46	—	46
Total assets	$3,975	$139,313	$—	$143,288
Liability Description
Interest rate swaps	$—	$1,263	$—	$1,263
Total liabilities	$—	$1,263	$—	$1,263

The Corporation used the following methods and significant assumptions to estimate the fair values shown above.

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

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2010 and 2009 are as follows:

(Dollars in Thousands)

	Fair Value at December 31, 2010
Asset Description	Level 1	Level 2	Level 3	Total
Impaired loans	$—	$—	$16,973	$16,973
Other real estate owned	—	—	618	618
Mortgage servicing rights	—	—	603	603
Total assets	$—	$—	$18,194	$18,194

(Dollars in Thousands)

	Fair Value at December 31, 2009
Asset Description	Level 1	Level 2	Level 3	Total
Impaired loans	$—	$—	$7,943	$7,943
Other real estate owned	—	—	643	643
Mortgage servicing rights	—	—	714	714
Total assets	$—	$—	$9,300	$9,300

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20. Fair Value Measurements and Fair Values of Financial Instruments  – (continued)

The Corporation used the following methods and significant assumptions to estimate the fair values shown above.

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

Mortgage servicing rights:  The fair value of mortgage servicing rights, upon initial recognition, is estimated using a valuation model that calculates the present value of estimated future net servicing income. The model incorporates Level 3 assumptions such as cost to service, discount rate, prepayment speeds, default rates and losses. The Corporation did not record any liabilities at fair value for which measurement of the fair value was made on a nonrecurring basis at December 31, 2010.

The following table presents a reconciliation of impaired loans, foreclosed real estate and mortgage servicing rights measured at fair value on a nonrecurring basis, using significant unobservable inputs (Level 3) as of December 31, 2010:

(Dollars in Thousands)	Impaired Loans	Foreclosed Real Estate	Mortgage Servicing Rights
Balance – January 1, 2010	$7,943	$643	$714
Charged off	(2,011)	—	—
Settled or otherwise removed	(3,667)	(463)	—
Additions	15,510	438	10
Payments / amortization	(916)	—	(267)
(Increase) decrease in valuation allowance	114	—	146
Balance – December 31, 2010	$16,973	$618	$603

Note 21. Parent Company (Franklin Financial Services Corporation) Financial Information

Balance Sheets

	December 31
(Amounts in thousands)	2010	2009
Assets:
Cash and cash equivalents	$488	$157
Investment securities, available for sale	783	680
Equity investment in subsidiaries	80,028	76,752
Other assets	1,590	1,427
Total assets	$82,889	$79,016
Liabilities:
Other liabilities	$250	$250
Total liabilities	250	250
Shareholders’ equity	82,639	78,766
Total liabilities and shareholders’ equity	$82,889	$79,016

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21. Parent Company (Franklin Financial Services Corporation) Financial Information  – (continued)

Statements of Income

	Years Ended December 31
(Amounts in thousands)	2010	2009	2008
Income:
Dividends from Bank subsidiary	$4,210	$4,311	$5,559
Interest and dividend income	26	16	65
OTTI losses on securities	(201)	(67)	(888)
Less: Loss recognized in other comprehensive loss (before taxes)	—	—	—
Net OTTI losses recognized in earnings	(201)	(67)	(888)
Securities gains (losses), net	8	(131)	264
Equity method investment	—	—	(143)
Exchange of equity method investment	—	—	(1,205)
Other income	—	—	60
	4,043	4,129	3,712
Expenses:
Operating expenses	772	767	1,794
Income before income taxes and equity in undistributed income of subsidiaries	3,271	3,362	1,918
Income tax benefit	272	292	321
Equity in undistributed income of subsidiaries	4,069	2,931	6,356
Net income	$7,612	$6,585	$8,595

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21. Parent Company (Franklin Financial Services Corporation) Financial Information  – (continued)

Statements of Cash Flows

	Years Ended December 31
(Amounts in thousands)	2010	2009	2008
Cash flows from operating activities
Net income	$7,612	$6,585	$8,595
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiary	(4,069)	(2,931)	(6,356)
Securities (gains) losses	(8)	131	(264)
Impairment writedown on equity securities	201	67	888
(Increase) decrease in other assets	(204)	(183)	560
Increase (decrease) in other liabilities	—	239	(123)
Loss on equity method investments	—	—	143
Stock option compensation	—	29	112
Writedown on equity method investment	—	—	1,205
Other, net	13	(359)	(70)
Net cash provided by operating activities	3,545	3,578	4,690
Cash flows from investing activities
Proceeds from sales of investment securities	21	4	1,280
Purchase of investment securities	—	—	(870)
Proceeds from acquisition of equity method investment	—	—	638
Investment in subsidiary	—	—	(1,888)
Net cash provided by (used in) investing activities	21	4	(840)
Cash flows from financing activities
Dividends paid	(4,194)	(4,145)	(4,096)
Common stock issued from treasury stock	—	—	22
Common stock issued under stock option plans	26	2	7
Treasury shares issued to fund dividend reinvestment plan	617	777	722
Common stock issued under dividend reinvestment plan	316	—	—
Purchase of treasury shares	—	(160)	(1,205)
Net cash used in financing activities	(3,235)	(3,526)	(4,550)
Increase (decrease) in cash and cash equivalents	331	56	(700)
Cash and cash equivalents as of January 1	157	101	801
Cash and cash equivalents as of December 31	$488	$157	$101

FRANKLIN FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22. Quarterly Results of Operations (unaudited)

The following is a summary of the quarterly results of consolidated operations of Franklin Financial for the years ended December 31, 2010 and 2009:

(Amounts in thousands, except per share)

	Three months ended
2010	March 31	June 30	September 30	December 31
Interest income	$10,916	$10,866	$10,984	$10,518
Interest expense	3,371	3,221	3,066	2,785
Net interest income	7,545	7,645	7,918	7,733
Provision for loan losses	625	625	625	1,360
Other noninterest income	2,401	2,422	2,282	2,645
Securities (losses) gains	(6)	20	(374)	(24)
Noninterest expense	6,660	6,525	6,635	6,603
Income before income taxes	2,655	2,937	2,566	2,391
Income taxes	681	778	763	715
Net Income	$1,974	$2,159	$1,803	$1,676
Basic earnings per share	$0.51	$0.56	$0.46	$0.43
Diluted earnings per share	$0.51	$0.56	$0.46	$0.43
Dividends declared per share	$0.27	$0.27	$0.27	$0.27

(Amounts in thousands, except per share)

	Three months ended
2009	March 31	June 30	September 30	December 31
Interest income	$10,812	$10,989	$10,984	$10,971
Interest expense	3,593	3,630	3,741	3,709
Net interest income	7,219	7,359	7,243	7,262
Provision for loan losses	593	426	1,644	775
Other noninterest income	2,484	2,539	2,249	2,553
Securities (losses)	(197)	(170)	(267)	(310)
Noninterest expense	6,150	6,966	6,465	6,348
Income before income taxes	2,763	2,336	1,116	2,382
Income taxes	662	697	33	619
Net Income	$2,101	$1,639	$1,083	$1,763
Basic earnings per share	$0.55	$0.43	$0.28	$0.46
Diluted earnings per share	$0.55	$0.43	$0.28	$0.46
Dividends declared per share	$0.27	$0.27	$0.27	$0.27

Due to rounding, the sum of the quarters may not equal the amount reported for the year.

Net income for the fourth quarter of 2010 fell from the third quarter primarily as a result of a higher provision for loan loss expense. The provision for loan losses was $1.4 million in the fourth quarter, $735 thousand more than the previous quarter. Net interest income was $185 thousand less in the fourth quarter compared to the third quarter. Losses on securities decreased during the fourth quarter as the third quarter included losses from the sale of an equity security and write-downs on two equity securities. In the fourth quarter, gains from sales of securities almost offset the writedowns on two debt securities and one equity security. Noninterest expense remained flat quarter to quarter at $6.6 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2010, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Management Report on Internal Control Over Financial Reporting

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2010, the Corporation’s internal control over financial reporting is effective based on those criteria.

There were no changes during the fourth quarter of 2010 in the Corporation’s internal control over financial reporting which materially affected, or which are reasonably likely to affect, the Corporation’s internal control over financial reporting.

The Corporation’s independent registered public accounting firm has audited the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2010. Their report is included herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Franklin Financial Services Corporation
Chambersburg, Pennsylvania

We have audited Franklin Financial Services Corporation and its subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Franklin Financial Services Corporation and its subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 11, 2011 expressed an unqualified opinion.

/s/ ParenteBeard LLC

Harrisburg, Pennsylvania
March 11, 2011

Item 9B. Other Information

None

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item relating to the directors and executive officers of the Corporation is incorporated herein by reference to the information set forth under the heading “INFORMATION CONCERNING THE ELECTION OF DIRECTORS — Information about Nominees, Continuing Directors and Executive Officers” and under the heading “ADDITIONAL INFORMATION — Executive Officers” appearing in the Corporation’s proxy statement dated March 29, 2011.

The information required by this item relating to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information set forth under the heading “ADDITIONAL INFORMATION — Compliance with Section 16(a) of the Exchange Act” appearing in the Corporation’s proxy statement dated March 29, 2011.

The information required by this item relating to the Corporation’s code of ethics is incorporated herein by reference to the information set forth under the heading “INFORMATION CONCERNING CORPORATE GOVERNANCE POLICIES, PRACTICES AND PROCEDURES” appearing in the Corporation’s proxy statement dated March 29, 2011. The Corporation will file on Form 8-K any amendments to, or waivers from, the code of ethics applicable to any of its directors or executive officers.

The information required by this item relating to material changes to the procedures by which the Corporation’s shareholders may recommend nominees to the Board of Directors is incorporated herein by reference to the information set forth under the heading “INFORMATION CONCERNING THE ELECTION OF DIRECTORS — Nominations for Election of Directors” appearing in the Corporation’s proxy statement dated March 29, 2011.

The information required by this item relating to the Corporation’s audit committee and relating to an audit committee financial expert is incorporated herein by reference to the information set forth under the heading “COMMITTEES OF THE BOARD OF DIRECTORS — Audit Committee” appearing, in the Corporation’s proxy statement dated March 29, 2011.

Item 11. Executive Compensation

The information required by this item relating to executive compensation is incorporated herein by reference to the information set forth under the heading “EXECUTIVE COMPENSATION” appearing in the Corporation’s proxy statement dated March 29, 2011; provided, however, that the information set forth under the subheading “Compensation Committee Report” is intended to be furnished and not filed.

The information required by this item relating to the compensation committee interlocks and insider participation is incorporated herein by reference to the information set forth under the heading “COMMITTEES OF THE BOARD OF DIRECTORS — Compensation Committee Interlocks and Insider Participation” appearing in the Corporation’s proxy statement dated March 29, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item relating to securities authorized for issuance under executive compensation plans is incorporated herein by reference to the information set forth under the heading “EXECUTIVE COMPENSATION — Compensation Tables and Additional Compensation Disclosure — Equity Compensation Plan Information” appearing in the Corporation’s proxy statement dated March 29, 2011.

The information required by this item relating to security ownership of certain beneficial owners is incorporated herein by reference to the information set forth under the heading “GENERAL INFORMATION  — Voting of Shares and Principal Holders Thereof’ appearing in the Corporation’s proxy statement dated March 29, 2011.

The information required by this item relating to security ownership of management is incorporated herein by reference to the information set forth under the heading “INFORMATION CONCERNING THE ELECTION OF DIRECTORS — Information about Nominees, Continuing Directors and Executive Officers” appearing in the Corporation’s proxy statement dated March 29, 2011.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item relating to transactions with related persons is incorporated herein by reference to the information set forth under the heading “ADDITIONAL INFORMATION — Transactions with Related Persons” appearing in the Corporation’s proxy statement dated March 29, 2011.

The information required by this item relating to director independence is incorporated herein by reference to the information set forth under the heading “INFORMATION CONCERNING THE ELECTION OF DIRECTORS — Director Independence” and under the heading “ADDITIONAL INFORMATION —  Transactions with Related Persons” appearing in the Corporation’s proxy statement dated March 29, 2011.

Item 14. Principal Accountant Fees and Services

The information required by this item relating to principal accountant fees and services is incorporated herein by reference to the information set forth under the heading “RELATIONSHIP WITH INDEPENDENT PUBLIC ACCOUNTANTS” appearing in the Corporation’s proxy statement dated March 29, 2011.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1)	The following Consolidated Financial Statements of the Corporation:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets — December 31, 2010 and 2009,
Consolidated Statements of Income — Years ended December 31, 2010, 2009 and 2008,
Consolidated Statements of Changes in Shareholders’ Equity — Years ended December 31, 2010, 2009 and 2008,
Consolidated Statements of Cash Flows — Years ended December 31, 2010, 2009 and 2008,
Notes to Consolidated Financial Statements
(2)	All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and have therefore been omitted.
(3)	The following exhibits are part of this report:

3.1	Articles of Incorporation of the Corporation
3.2	Bylaws of the Corporation
4.	Instruments defining the rights of security holders, including indentures, are contained in the Articles of Incorporation (Exhibit 3.1) and the Bylaws (Exhibit 3.2)
10.1	Deferred Compensation Agreements with Bank Directors
10.2	Directors’ Deferred Compensation Plan
10.3	Incentive Stock Option Plan
10.4	Management Group Pay for Performance Plan
10.5	Directors Pay for Performance Plan
14.	Code of Ethics posted on the Corporation’s website
21	Subsidiaries of the Corporation
23.1	Consent of ParenteBeard LLC
31.1	Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer)
31.2	Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer)
32.1	Section 1350 Certification (Chief Executive Officer)
32.2	Section 1350 Certification (Chief Financial Officer)
(b)	The exhibits required to be filed as part of this report are submitted as a separate section of this report.
(c)	Financial Statement Schedules: None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRANKLIN FINANCIAL SERVICES CORPORATION
By: /s/ William E. Snell, Jr. William E. Snell, Jr. President and Chief Executive Officer
Dated: March 10, 2011

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Charles M. Sioberg Charles M. Sioberg	Chairman of the Board and Director	March 10, 2011
/s/ William E. Snell, Jr. William E. Snell, Jr.	President and Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2011
/s/ Mark R. Hollar Mark R. Hollar	Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2011
/s/ Charles S. Bender II Charles S. Bender II	Director	March 10, 2011
/s/ Martin R. Brown Martin R. Brown	Director	March 10, 2011
/s/ G. Warren Elliott G. Warren Elliott	Director	March 10, 2011
/s/ Daniel J. Fisher Daniel J. Fisher	Director	March 10, 2011
/s/ Donald A. Fry Donald A. Fry	Director	March 10, 2011
/s/ Allan E. Jennings, Jr. Allan E. Jennings, Jr.	Director	March 10, 2011
/s/ Stanley J. Kerlin Stanley J. Kerlin	Director	March 10, 2011
/s/ Donald H. Mowery Donald H. Mowery	Director	March 10, 2011
/s/ Stephen E. Patterson Stephen E. Patterson	Director	March 10, 2011
/s/ Martha B. Walker Martha B. Walker	Director	March 10, 2011

Exhibit Index for the Year
Ended December 31, 2010

Item	Description
3.1	Articles of Incorporation of the Corporation. (Filed as Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.)
3.2	Bylaws of the Corporation. (Filed as Exhibit 99 to Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.)
4.	Instruments defining the rights of securities holders, including indentures, are contained in the Articles of Incorporation (Exhibit 3.1) and Bylaws (Exhibit 3.2)
10.1	Deferred Compensation Agreements with Bank Directors. (Filed as Exhibit 10.1 to Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.)
10.2	Director’s Deferred Compensation Plan. (Filed as Exhibit 10.2 to Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.)
10.3	Incentive Stock Option Plan (Filed as Exhibit 99.1 to Registration Statement No. 3390348 on Form S-8 and incorporated herein by reference.)
10.4	Management Group Pay for Performance Program (Filed as Exhibit 10.4 to Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.)
10.5	Directors Pay for Performance Program (Filed as Exhibit 10.5 to Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.)
14.	Code of Ethics posted on the Corporation’s website
21.	Subsidiaries of Corporation — filed herewith
23.1	Consent of ParenteBeard LLC — filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer) — filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer) — filed herewith
32.1	Section 1350 Certification (Chief Executive Officer) — filed herewith
32.2	Section 1350 Certification (Chief Financial Officer) — filed herewith