Form 10-Q
period 2011-03-31
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2011-05-10
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
 (Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011,
OR

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

There were 3,935,003 outstanding shares of the Registrant’s common stock as of April 29, 2011.

Part I FINANCIAL INFORMATION

Item 1 Financial Statements

Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)
(unaudited)

	March 31	December 31
	2011	2010

Assets
Cash and due from banks	$12,512	$11,528
Interest-bearing deposits in other banks	9,468	10,578
Total cash and cash equivalents	21,980	22,106
Investment securities available for sale , at fair value	123,467	117,616
Restricted stock	5,852	6,159
Loans	763,518	748,642
Allowance for loan losses	(9,198)	(8,801)
Net Loans	754,320	739,841
Premises and equipment, net	16,392	16,592
Bank owned life insurance	19,756	19,591
Goodwill	9,016	9,016
Other intangible assets	1,894	2,004
Other assets	19,306	18,964
Total assets	$971,983	$951,889

Liabilities
Deposits
Demand (noninterest-bearing)	$100,647	$90,317
Savings and interest checking	455,947	441,819
Time	200,713	202,195
Total Deposits	757,307	734,331
Securities sold under agreements to repurchase	54,366	51,164
Long-term debt	61,712	70,885
Other liabilities	14,258	12,870
Total liabilities	887,643	869,250

Shareholders' equity
Common stock $1 par value per share, 15,000,000 shares authorized with 4,330,848 shares issued and 3,932,924 shares outstanding at
March 31, 2011 and 4,317,058 shares issued and 3,919,108 shares
outstanding at December 31, 2010	4,331	4,317
Capital stock without par value, 5,000 shares authorized
with no shares issued or outstanding	-	-
Additional paid-in capital	33,354	33,096
Retained earnings	58,775	57,984
Accumulated other comprehensive loss	(5,005)	(5,642)
Treasury stock, 397,924 shares and 397,950 shares at cost at March 31,
2011 and December 31, 2010, respectively	(7,115)	(7,116)
Total shareholders' equity	84,340	82,639
Total liabilities and shareholders' equity	$971,983	$951,889

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Income
(Amounts in thousands, except per share data)
(unaudited)

	For the Three Months Ended
	March 31
	2011	2010

Interest income
Loans, including fees	$9,342	$9,551
Interest and dividends on investments:
Taxable interest	583	870
Tax exempt interest	343	472
Dividend income	25	16
Deposits and obligations of other banks	7	7
Total interest income	10,300	10,916

Interest expense
Deposits	1,670	2,360
Securities sold under agreements to repurchase	33	38
Short-term borrowings	1	-
Long-term debt	701	973
Total interest expense	2,405	3,371
Net interest income	7,895	7,545
Provision for loan losses	900	625
Net interest income after provision for loan losses	6,995	6,920

Noninterest income
Investment and trust services fees	932	1,017
Loan service charges	481	197
Mortgage banking activities	10	69
Deposit service charges and fees	536	577
Other service charges and fees	362	326
Increase in cash surrender value of life insurance	165	166
Other	25	49
OTTI losses on securities	-	(689)
Loss recognized in other comprehensive income (before taxes)	-	(434)
Net OTTI losses recognized in earnings	-	(255)
Securities gains, net	11	249
Total noninterest income	2,522	2,395

Noninterest Expense
Salaries and benefits	3,713	3,441
Net occupancy expense	531	526
Furniture and equipment expense	223	192
Advertising	292	301
Legal and professional fees	271	395
Data processing	381	377
Pennsylvania bank shares tax	165	156
Intangible amortization	111	114
FDIC insurance	311	292
Other	1,024	866
Total noninterest expense	7,022	6,660
Income before federal income taxes	2,495	2,655
Federal income tax expense	646	681
Net income	$1,849	$1,974

Per share
Basic earnings per share	$0.47	$0.51
Diluted earnings per share	$0.47	$0.51
Cash dividends declared per share	$0.27	$0.27

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Changes in Shareholders' Equity
For the Three Months Ended March 31, 2011 and 2010
(unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
(Dollars in thousands, except per share data)	Stock	Capital	Earnings	Loss	Stock	Total

Balance at December 31, 2009	$4,299	$32,832	$54,566	$(5,138)	$(7,793)	$78,766

Comprehensive income:
Net income	-	-	1,974	-	-	1,974
Unrealized gain on securities,
net of reclassification adjustments and taxes	-	-	-	951	-	951
Unrealized loss on hedging activities,
net of reclassification adjustments and taxes	-	-	-	(104)	-	(104)
Pension adjustment, net of tax				(126)		(126)
Total Comprehensive income				-		2,695

Cash dividends declared, $.27 per share	-	-	(1,042)	-	-	(1,042)
Treasury shares issued to dividend reinvestment plan: 12,885 shares	-	(26)	-	-	230	204
Balance at March 31, 2010	$4,299	$32,806	$55,498	$(4,417)	$(7,563)	$80,623

Balance at December 31, 2010	$4,317	$33,096	$57,984	$(5,642)	$(7,116)	$82,639

Comprehensive income:
Net income	-	-	1,849	-	-	1,849
Unrealized gain on securities,
net of reclassification adjustments and taxes	-	-	-	479	-	479
Unrealized gain on hedging activities,
net of reclassification adjustments and taxes	-	-	-	158	-	158
Pension adjustment, net of tax	-	-	-	-	-	-
Total Comprehensive income						2,486

Cash dividends declared, $.27 per share	-	-	(1,058)	-	-	(1,058)
Common stock issued under stock option plans, 26 shares	-	-	-	-	1	1
Common stock issued under dividend reinvestment plan, 13,790 shares	14	258	-	-	-	272
Balance at March 31, 2011	$4,331	$33,354	$58,775	$(5,005)	$(7,115)	$84,340

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended March 31
	2011	2010
(Amounts in thousands)
Cash flows from operating activities
Net income	$1,849	$1,974
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	349	336
Net amortization (accretion) of loans and investment securities	159	40
Amortization and net change in mortgage servicing rights valuation	36	9
Amortization of intangibles	110	114
Provision for loan losses	900	625
Net realized gains on sales of securities	(11)	(249)
Other-than-temporary-impairment losses on securities	-	255
Loans originated for sale	-	(121)
Proceeds from sale of loans	-	137
Gain on sales of loans	-	(16)
Net loss on sale or disposal of other real estate/other repossessed assets	-	18
Increase in cash surrender value of life insurance	(165)	(166)
Contribution to pension plan	(102)	(321)
Increase in interest receivable and other assets	(51)	(481)
Increase in interest payable and other liabilities	1,622	1,038
Other, net	533	(171)
Net cash provided by operating activities	5,229	3,021

Cash flows from investing activities
Proceeds from sales and calls of investment securities available for sale	880	4,408
Proceeds from maturities and paydowns of investment securities available for sale	4,094	9,503
Purchase of investment securities available for sale	(11,223)	(1,853)
Decrease in restricted stock	307	-
Net increase in loans	(15,636)	(10,806)
Proceeds from sale of other real estate/other repossessed assets	124	391
Capital expenditures	(121)	(319)
Net cash (used in) provided by investing activities	(21,575)	1,324

Cash flows from financing activities
Net increase in demand deposits, NOW accounts and savings accounts	24,458	24,298
Net decrease in time deposits	(1,482)	(35,983)
Net increase in short-term borrowings and repurchase agreements	3,202	3,815
Long-term debt payments	(9,173)	(444)
Dividends paid	(1,058)	(1,042)
Common stock issued to dividend reinvestment plan	-	204
Common stock issued under dividend reinvestment plan	272	-
Common stock issued under stock options plans	1	-
Net cash provided by (used in) financing activities	16,220	(9,152)
Decrease in cash and cash equivalents	(126)	(4,807)
Cash and cash equivalents at beginning of period	22,106	33,248
Cash and cash equivalents at end of period	$21,980	$28,441

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest on deposits and other borrowed funds	$2,271	$3,311
Income taxes	$-	$1,002
Noncash Activities
Loans transferred to Other Real Estate	$207	$413

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, and cash flows as of March 31, 2011, and for all other periods presented have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted.  It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s 2010 Annual Report on Form 10-K.  The consolidated results of operations for the period ended March 31, 2011 are not necessarily indicative of the operating results for the full year.  Management has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.

The consolidated balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete consolidated financial statements.

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

Earnings per share is computed based on the weighted average number of shares outstanding during each period end.  A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

	For the Three Months Ended
	March 31
(In thousands, except per share data)	2011	2010
Weighted average shares outstanding (basic)	3,925	3,868
Impact of common stock equivalents	5	-
Weighted average shares outstanding (diluted)	3,931	3,868
Anti-dilutive options excluded from the calculation	70	102
Net income	$1,849	$1,974
Basic earnings per share	$0.47	$0.51
Diluted earnings per share	$0.47	$0.51

Note 2 – Recent Accounting Pronouncements

Receivables – Troubled Debt Restructurings by Creditors.   The FASB has issued this Update to clarify the accounting principles applied to loan modifications, as defined by FASB ASC Subtopic 310-40, Receivables – Troubled Debt Restructurings by Creditors.  The update clarifies guidance on a creditor’s evaluation of whether or not a concession has been granted, with an emphasis on evaluating all aspects of the modification rather than a focus on specific criteria, such as the effective interest rate test, to determine a concession.  The Update goes on to provide guidance on specific types of modifications such as changes in the interest rate of the borrowing, and insignificant delays in payments, as well as guidance on the creditor’s evaluation of whether or not a debtor is experiencing financial difficulties.  For public entities, the amendments in the Update are effective for the first interim or annual periods beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  The entity should also disclose information required by ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which had previously been deferred by ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debit Restructurings in Update No. 2010-20, for interim and annual periods beginning on or after June 15, 2011.  Early adoption is permitted.  The Corporation is in the process of analyzing the loan portfolio to properly identify loans that may be determined to be Troubled Debt Restructuring loans.  The results of this analysis could increase future charge-off and nonaccrual balances.

Note 3 – Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on available-for-sale securities and derivatives and the change in plan assets and benefit obligations on the Bank’s pension plan, net of tax, that are recognized as separate components of shareholders’ equity.

The components of other comprehensive income and related tax effects are as follows:

	For the Three Months Ended
(Amounts in thousands)	March 31
	2011	2010
Net Income	$1,849	$1,974

Securities:
Unrealized gains arising during the period	737	1,435
Reclassification adjustment for (gains) losses included in net income	(11)	6
Net unrealized gains	726	1,441
Tax effect	(247)	(490)
Net of tax amount	479	951

Derivatives:
Unrealized gains (losses) arising during the period	66	(338)
Reclassification adjustment for losses included in net income	175	181
Net unrealized gains (losses)	241	(157)
Tax effect	(82)	53
Net of tax amount	158	(104)

Pension:
Change in plan assets and benefit obligations	-	(191)
Reclassification adjustment for losses included in net income	-	-
Net unrealized losses	-	(191)
Tax effect	-	65
Net of tax amount	-	(126)

Total other comprehensive income	637	721
Total Comprehensive Income	$2,486	$2,695

The components of accumulated other comprehensive loss included in shareholders' equity are as follows:

(Amounts in thousands)	March 31	December 31
	2011	2010

Net unrealized losses on securities	$(300)	$(1,026)
Tax effect	102	349
Net of tax amount	(198)	(677)

Net unrealized losses on derivatives	(1,511)	(1,752)
Tax effect	513	596
Net of tax amount	(998)	(1,156)

Accumulated pension adjustment	(5,771)	(5,771)
Tax effect	1,962	1,962
Net of tax amount	(3,809)	(3,809)
Total accumulated other comprehensive loss	$(5,005)	$(5,642)

Note 4 – Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Bank generally holds collateral and/or personal guarantees supporting these commitments.  The Bank had $28.6 million and $20.5 million of standby letters of credit as of March 31, 2011 and December 31, 2010, respectively. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The amount of the liability as of March 31, 2011 and December 31, 2010 for guarantees under standby letters of credit issued was not material.

Note 5 - Investments

The amortized cost and estimated fair value of investment securities available for sale as of March 31, 2011 and December 31, 2010 are:

(Amounts in thousands)		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
March 31, 2011	cost	gains	losses	value
Equity securities	$3,258	$58	$(454)	$2,862
Obligations of U.S. Government agencies	17,562	61	(46)	17,577
Obligations of state and political subdivisions	38,908	1,203	(99)	40,012
Corporate debt securities	2,615	69	(25)	2,659
Preferred securities	5,881	-	(1,363)	4,518
Mortgage-backed securities
Agency	51,305	863	(148)	52,020
Non-Agency	4,167	20	(419)	3,768
Asset-backed securities	71	-	(20)	51
	$123,767	$2,274	$(2,574)	$123,467

		Gross	Gross	Estimated
(Amounts in thousands)	Amortized	unrealized	unrealized	fair
December 31, 2010	cost	gains	losses	value
Equity securities	$4,126	$50	$(538)	$3,638
Obligations of U.S. Government agencies	14,780	61	(56)	14,785
Obligations of state and political subdivisions	39,477	894	(419)	39,952
Corporate debt securities	2,646	64	(44)	2,666
Preferred securities	5,876	-	(1,680)	4,196
Mortgage-backed securities
Agency	47,239	1,104	(46)	48,297
Non-Agency	4,424	20	(415)	4,029
Asset-backed securities	74	-	(21)	53
	$118,642	$2,193	$(3,219)	$117,616

The book value of securities pledged as collateral to secure various funding sources was $115.5 million at March 31, 2011 and $108.7 million at December 31, 2010.

The amortized cost and estimated fair value of debt securities as of March 31, 2011, by contractual maturity are shown below. Actual maturities may differ from contractual maturities because of prepayment or call options embedded in the securities.

		Estimated
	Amortized	fair
(Amounts in thousands)	cost	value
Due in one year or less	$5,378	$5,411
Due after one year through five years	14,235	14,647
Due after five years through ten years	17,491	17,997
Due after ten years	27,933	26,762
	65,037	64,817
Mortgage-backed securities	55,472	55,788

	$120,509	$120,605

The following table reflects temporary impairment in the investment portfolio (excluding restricted stock), aggregated by investment category, length of time that individual securities have been in a continuous unrealized loss position and the number of securities in each category as of March 31, 2011 and December 31, 2010:

	March 31, 2011
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Amounts in thousands)	Value	Losses	Number	Value	Losses	Number	Value	Losses	Number

Equity securities	$813	$(19)	2	$1,334	$(435)	18	$2,147	$(454)	20
Obligations of U.S. Government agencies	1,039	(16)	3	6,326	(30)	12	7,365	(46)	15
Obligations of state and political subdivisions	5,637	(86)	12	293	(13)	1	5,930	(99)	13
Corporate debt securities	-	-	-	1,987	(25)	2	1,987	(25)	2
Preferred Securities	-	-	-	4,517	(1,363)	7	4,517	(1,363)	7
Mortgage-backed securities
Agency	16,749	(148)	12	-	-	-	16,749	(148)	12
Non-Agency	450	(1)	1	2,028	(418)	4	2,478	(419)	5
Asset-backed securities	-	-	-	52	(20)	3	52	(20)	3
Total temporarily impaired securities	$24,688	$(270)	30	$16,537	$(2,304)	47	$41,225	$(2,574)	77

	December 31, 2010
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Amounts in thousands)	Value	Losses	Number	Value	Losses	Number	Value	Losses	Number

Equity securities	$1	$(1)	1	$3,261	$(537)	20	$3,262	$(538)	21
Obligations of U.S. Government agencies	3,476	(17)	2	6,433	(39)	14	9,909	(56)	16
Obligations of state and political subdivisions	11,861	(405)	24	292	(14)	1	12,153	(419)	25
Corporate debt securities	-	-	-	1,968	(44)	2	1,968	(44)	2
Preferred Securities	-	-	-	4,196	(1,680)	7	4,196	(1,680)	7
Mortgage-backed securities
Agency	9,859	(46)	6	-	-	-	9,859	(46)	6
Non-Agency	-	-	-	2,676	(415)	5	2,676	(415)	5
Asset-backed securities	-	-	-	53	(21)	3	53	(21)	3
Total temporarily impaired securities	$25,197	$(469)	33	$18,879	$(2,750)	52	$44,076	$(3,219)	85

The following table provides additional detail about trust preferred securities as of March 31, 2011:

Trust Preferred Securities
(Dollars in thousands)
Deal Name	Single Issuer or Pooled	Class	Amortized Cost	Estimated Fair Value	Gross Unrealized Gain (Loss)	Lowest Credit Rating Assigned	Number of Banks Currently Performing	Deferrals and Defaults as % of Original Collateral	Expected Deferral/ Defaults as a Percentage of Remaining Performing Collateral

Huntington Cap Trust	Single	Preferred Stock	$928	$593	$(335)	B	1	None	None
Huntington Cap Trust II	Single	Preferred Stock	873	561	(312)	B	1	None	None
BankAmerica Cap III	Single	Preferred Stock	956	760	(196)	BB	1	None	None
Wachovia Cap Trust II	Single	Preferred Stock	273	235	(38)	Baa2	1	None	None
Corestates Captl Tr II	Single	Preferred Stock	924	781	(143)	Baa1	1	None	None
Chase Cap VI JPM	Single	Preferred Stock	956	828	(128)	BBB	1	None	None
Fleet Cap Tr V	Single	Preferred Stock	971	761	(210)	BB	1	None	None
			$5,881	$4,519	$(1,362)

The following table provides additional detail about private label mortgage-backed securities as of March 31, 2011:

Private Label Mortgage Backed Securities
(Dollars in thousands)				Gross				Cummulative
	Orgination	Amortized	Fair	Unrealized	Collateral	Lowest Credit	Credit	OTTI
Decscription	Date	Cost	Value	Gain (Loss)	Type	Rating Assigned	Support %	Charges
RALI 2003-QS15 A1	8/1/2003	$451	$450	$(1)	ALT A	Aa2	11.60	$-
RALI 2004-QS4 A7	3/1/2004	564	566	2	ALT A	AAA	12.81	-
MALT 2004-6 7A1	6/1/2004	706	724	18	ALT A	BBB	10.70	-
RALI 2005-QS2 A1	2/1/2005	630	574	(56)	ALT A	B	7.64	-
RALI 2006-QS4 A2	4/1/2006	912	686	(226)	ALT A	D	-	202
GSR 2006-5F 2A1	5/1/2006	397	361	(36)	Prime	CCC	4.14	-
RALI 2006-QS8 A1	7/28/2006	507	407	(100)	ALT A	D	-	133
		$4,167	$3,768	$(399)				$335

For more information concerning investments, refer to the Investment Securities discussion in the Financial Condition section of management’s discussion and analysis.

Note 6 – Loans

A summary of loans outstanding, by primary collateral, at the end of the reporting period is as follows:
			Change
(Amounts in thousands)	March 31, 2011	December 31, 2010	Amount	%
Residential Real Estate 1-4 Family
First liens	$144,174	$144,128	$46	-
Junior liens and lines of credit	54,323	56,694	(2,371)	(4.2)
Total	198,497	200,822	(2,325)	(1.2)
Residential real estate - construction	81,184	79,557	1,627	2.0
Commercial, industrial and agricultural real estate	303,153	304,195	(1,042)	(0.3)
Commercial, industrial and agricultural	164,712	146,672	18,040	12.3
Consumer	15,972	17,396	(1,424)	(8.2)
	763,518	748,642	14,876	2.0
Less: Allowance for loan losses	(9,198)	(8,801)	(397)	4.5
Net Loans	$754,320	$739,841	$14,479	2.0

Included in the loan balances are the following:
Net unamortized deferred loan costs	$566	$567
Unamortized discount on purchased loans	$(208)	$(220)

Loans pledged as collateral for borrowings and commitments from:
FHLB	$702,866	$648,272
Federal Reserve Bank	49,343	53,682
	$752,209	$701,954

Note 7 – Loan Quality

The following table presents, by loan segment, the Allowance for Loan Losses (ALL) for the periods ended:

				Commercial
	Residential Real Estate 1-4 Family			Industrial &	Commercial
		Junior Liens &		Agricultural	Industrial &
(Dollars in thousands)	First Liens	Lines of Credit	Construction	Real Estate	Agricultural	Consumer	Total

ALL at December 31, 2010	$600	$352	$2,596	$3,358	$1,578	$317	$8,801
Charge-offs	(107)	(5)	(400)	(161)	-	(64)	(737)
Recoveries	11	-	-	193	-	30	234
Provision	108	(55)	146	826	(131)	6	900
ALL at March 31, 2011	$612	$292	$2,342	$4,216	$1,447	$289	$9,198

ALL at December 31, 2009	$550	$278	$3,087	$4,175	$752	$95	$8,937
Charge-offs	(107)	(165)	(982)	(1,736)	(232)	(452)	(3,674)
Recoveries	19	10	53	18	61	142	303
Provision	138	229	438	901	997	532	3,235
ALL at December 31, 2010	$600	$352	$2,596	$3,358	$1,578	$317	$8,801

The following table presents, by loan segment, loans that were evaluated for the ALL under the specific reserve (individually) and those that were evaluated under the general reserve (collectively) as of March 31, 2011 and December 31, 2010.

				Commercial
	Residential Real Estate 1-4 Family			Industrial &	Commercial
		Junior Liens &		Agricultural	Industrial &
(Dollars in thousands)	First Liens	Lines of Credit	Construction	Real Estate	Agricultural	Consumer	Total

March 31, 2011
Loans evaluated for allowance:
Individually	$1,016	$308	$9,283	$18,155	$2,291	$3	$31,056
Collectively	143,158	54,015	71,901	284,998	162,421	15,969	732,462
Total	$144,174	$54,323	$81,184	$303,153	$164,712	$15,972	$763,518

ALL established for loans evaluated:
Individually	$171	$-	$1,284	$3,006	$693	$-	$5,154
Collectively	441	292	1,058	1,210	754	289	4,044
ALL at March 31, 2011	$612	$292	$2,342	$4,216	$1,447	$289	$9,198

December 31, 2010
Loans evaluated for allowance:
Individually	$965	$408	$7,988	$21,425	$2,398	$3	$33,187
Collectively	143,163	56,286	71,569	282,770	144,274	17,393	715,455
Total	$144,128	$56,694	$79,557	$304,195	$146,672	$17,396	$748,642

ALL established for loans evaluated:
Individually	$179	$4	$1,566	$2,170	$854	$3	$4,776
Collectively	421	348	1,030	1,188	724	314	4,025
ALL at December 31, 2010	$600	$352	$2,596	$3,358	$1,578	$317	$8,801

The following table shows additional information about those loans considered to be impaired at March 31, 2011 and December 31, 2010:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized

March 31, 2011
Impaired loans with no specific allowance
Residential Real Estate 1-4 Family
First liens	$615	$615	$-	$622	$10
Junior liens and lines of credit	270	270	-	263	-
Total	885	885	-	885	10
Residential real estate - construction	3,958	3,958	-	3,958	-
Commercial, industrial and agricultural real estate	388	388	-	436	2
Commercial, industrial and agricultural	49	49	-	51	4
Consumer	3	3	-	3	-
Total	$5,283	$5,283	$-	$5,333	$16

Impaired loans with specific allowance
Residential Real Estate 1-4 Family
First liens	$401	$401	$171	$399	$-
Junior liens and lines of credit	38	38	-	38	1
Total	439	439	171	437	1
Residential real estate - construction	5,325	5,325	1,284	5,530	36
Commercial, industrial and agricultural real estate	17,767	18,000	3,006	18,044	115
Commercial, industrial and agricultural	2,242	2,285	693	2,285	7
Consumer	-	-	-	-	-
Total	$25,773	$26,049	$5,154	$26,296	$159

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized

December 31, 2010
Impaired loans with no specific allowance
Residential Real Estate 1-4 Family
First liens	$-	$-	$-	$-	$-
Junior liens and lines of credit	122	122	-	122	-
Total	122	122	-	122	-
Residential real estate - construction	3,958	3,958	-	3,412	-
Commercial, industrial and agricultural real estate	7,307	7,378	-	7,939	248
Commercial, industrial and agricultural	51	52	-	52	-
Consumer	-	-	-	-	-
Total	$11,438	$11,510	$-	$11,525	$248

Impaired loans with specific allowance
Residential Real Estate 1-4 Family
First liens	$965	$971	$179	$991	$41
Junior liens and lines of credit	286	286	4	301	2
Total	1,251	1,257	183	1,292	43
Residential real estate - construction	4,030	4,030	1,566	4,477	37
Commercial, industrial and agricultural real estate	14,118	14,312	2,170	14,279	483
Commercial, industrial and agricultural	2,347	2,386	854	2,444	95
Consumer	3	3	3	4	-
Total	$21,749	$21,988	$4,776	$22,496	$658

The following table presents a summary of nonperforming assets as of March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
		% of Loan		% of Loan
(Dollars in thousands)	Balance	Segment	Balance	Segment

Nonaccrual loans
Residential Real Estate 1-4 Family
First liens	$987	0.68%	$691	0.48%
Junior liens and lines of credit	34	0.06%	122	0.22%
Total	1,021	0.51%	813	0.40%
Residential real estate - construction	7,579	9.34%	6,500	8.17%
Commercial, industrial and agricultural real estate	10,482	3.46%	13,003	4.27%
Commercial, industrial and agricultural	1,609	0.98%	1,668	1.14%
Consumer	-	-	-	-
Total nonaccrual loans	$20,691		$21,984

Loans past due 90 days or more and not included above
Residential Real Estate 1-4 Family
First liens	$583		$1,093
Junior liens and lines of credit	765		833
Total	1,348		1,926
Residential real estate - construction	136		911
Commercial, industrial and agricultural real estate	4,086		2,343
Commercial, industrial and agricultural	170		244
Consumer	23		125
Total loans past due 90 days or more and still accruing	5,763		5,549

Total nonperforming loans	26,454		27,533

Foreclosed real estate	635		618
Total nonperforming assets	$27,089		$28,151

Restructured Loans (TDRs)
Performing	$-		$656
Non-performing (included above)	637		-
Total TDRs	$637		$656

Nonaccrual loans to total gross loans	2.71%		2.94%
Nonperforming loans to total gross loans	3.46%		3.68%
Nonperforming assets to total assets	2.79%		2.96%
Allowance for loan losses to nonperforming loans	34.77%		31.97%

The following table presents the aging of payments of the loan portfolio:

		Loans Past Due					Total
	Current	30-59 Days	60-89 Days	90 Days+	Total	Non-Accrual	Loans
March 31, 2011
Residential Real Estate 1-4 Family
First liens	$140,668	$1,026	$910	$583	$2,519	$987	$144,174
Junior liens and lines of credit	52,888	518	118	765	1,401	34	54,323
Total	193,556	1,544	1,028	1,348	3,920	1,021	198,497
Residential real estate - construction	70,238	631	2,600	136	3,367	7,579	81,184
Commercial, industrial and agricultural real estate	281,185	7,113	287	4,086	11,486	10,482	303,153
Commercial, industrial and agricultural	160,700	680	1,553	170	2,403	1,609	164,712
Consumer	15,667	259	23	23	305	-	15,972
Total	$721,346	$10,227	$5,491	$5,763	$21,481	$20,691	$763,518

December 31, 2010
Residential Real Estate 1-4 Family
First liens	$140,711	$979	$654	$1,093	$2,726	$691	$144,128
Junior liens and lines of credit	55,723	16	-	833	849	122	56,694
Total	196,434	995	654	1,926	3,575	813	200,822
Residential real estate - construction	72,146	-	-	911	911	6,500	79,557
Commercial, industrial and agricultural real estate	285,050	3,786	13	2,343	6,142	13,003	304,195
Commercial, industrial and agricultural	142,829	1,786	145	244	2,175	1,668	146,672
Consumer	17,077	164	30	125	319	-	17,396
Total	$713,536	$6,731	$842	$5,549	$13,122	$21,984	$748,642

The following table reports the internal credit rating for those loans in the portfolio that are assigned an individual credit rating (primarily commercial loans):

		Special
	Pass	Mention	Substandard	Doubtful	Total

March 31, 2011
Residential Real Estate 1-4 Family
First liens	$44,021	$2,754	$2,460	$-	$49,235
Junior liens and lines of credit	9,816	245	429	-	10,490
Total	53,837	2,999	2,889	-	59,725
Residential real estate - construction	64,199	6,916	8,736	-	79,851
Commercial, industrial and agricultural real estate	269,574	15,509	17,790	-	302,873
Commercial, industrial and agricultural	150,388	6,473	7,122	-	163,983
Total	$537,998	$31,897	$36,537	$-	$606,432

December 31, 2010
Residential Real Estate 1-4 Family
First liens	$40,051	$1,821	$3,299	$-	$45,171
Junior liens and lines of credit	10,565	68	391	-	11,024
Total	50,616	1,889	3,690	-	56,195
Residential real estate - construction	59,097	6,671	11,892	-	77,660
Commercial, industrial and agricultural real estate	273,279	8,481	22,435	-	304,195
Commercial, industrial and agricultural	132,981	6,383	7,308	-	146,672
Total	$515,973	$23,424	$45,325	$-	$584,722

For loans that are not assigned an individual credit rating (primarily consumer and residential mortgage loans), the Bank evaluates credit quality based on the aging status of the loan (previously presented) and the performing status.  The following table presents the performance status on selected loans:

	March 31, 2011
	Consumer		Residential Real Estate
	Lines of Credit	Installment	Home Equity Lines	Mortgages	Total
Performing	$3,259	$12,690	$17,763	$121,882	$155,594
Non-performing	1	22	8	1,461	1,492
Total	$3,260	$12,712	$17,771	$123,343	$157,086

	December 31, 2010
	Consumer		Residential Real Estate
	Lines of Credit	Installment	Home Equity Lines	Mortgages	Total
Performing	$3,231	$14,040	$17,939	$127,236	$162,446
Non-performing	11	114	99	1,250	1,474
Total	$3,242	$14,154	$18,038	$128,486	$163,920

The following table presents information on the Bank’s Troubled Debt Restructuring (TDR) loans:

			New Troubled Debt		Troubled Debt Restructings
			Restructings in		that Subsequently Defaulted
	Troubled Debt Restructings		YTD Period		during YTD Period
	Number of	Recorded	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment	Contracts	Investment
March 31, 2011
Commercial, industrial and agricultural	1	$637	-	$-	1	$637
Total	1	$637	-	$-	-	$637

December 31, 2010
Commercial, industrial and agricultural	1	$656	-	$-	-	$-
Total	1	$656	-	$-	-	$-

Note 8 – Pensions

The components of pension expense for the periods presented are as follows:

	Three Months Ended
	March 31
(Amounts in thousands)	2011	2010
Components of net periodic cost:
Service cost	$103	$91
Interest cost	182	185
Expected return on plan assets	(188)	(209)
Recognized net actuarial loss	89	43
Net periodic cost	$186	$110

The Bank expects its pension expense to increase in 2011 compared to 2010.  The Bank expects to contribute $1.9 million to its pension plan in 2011.  This amount will meet the minimum funding requirements.

Note 9 – Mortgage Servicing Rights

Activity pertaining to mortgage servicing rights and the related valuation allowance follows:

	Three Months Ended
	March 31
(Amounts in thousands)	2011	2010
Cost of mortgage servicing rights:
Beginning balance	$933	$1,190
Originations	-	6
Amortization	(48)	(69)
Ending balance	$885	$1,127

Valuation allowance:
Beginning balance	$(330)	$(477)
Valuation charges	-	-
Valuation reversals	12	60
Ending balance	$(318)	$(417)

Mortgage servicing rights cost	$885	$1,127
Valuation allowance	(318)	(417)
Carrying value	$567	$710

Fair value	$567	$710

Note 10 – Fair Value Measurements

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

The estimated fair value of the Corporation's financial instruments are as follows:
	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
(Amounts in thousands)	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	$21,980	$21,980	$22,106	$22,106
Investment securities available for sale	123,467	123,467	117,616	117,616
Restricted stock	5,852	5,852	6,159	6,159
Net loans	754,320	753,693	739,841	750,944
Accrued interest receivable	3,630	3,630	3,662	3,662
Mortgage servicing rights	567	567	603	603

Financial liabilities:
Deposits	$757,307	$759,917	$734,331	$737,274
Securities sold under agreements to repurchase	54,366	54,366	51,164	51,164
Long-term debt	61,712	64,699	70,885	74,695
Accrued interest payable	892	892	757	757
Interest rate swaps	1,511	1,511	1,752	1,752

The preceding information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Corporation’s financial instruments at March 31, 2011 and December 31, 2010:

Cash and Cash Equivalents:  For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Investment securities available for sale: The fair value of investment securities is determined in accordance with the methods described under FASB ASC Topic 820, Fair Value Measurements and Disclosures, as discussed below.

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

Interest rate swaps: The fair value of the interest rate swaps is determined in accordance with the methods described under FASB ASC Topic 820, as discussed below.

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

For financial assets and liabilities measured at fair value on a recurring basis, there were no transfers of financial assets or liabilities between Level 1 and Level 2 during the period ending March 31, 2011.

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollars in Thousands)	Fair Value at March 31, 2011
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities	$2,862	$-	$-	$2,862
Obligations of U.S. Government agencies	-	17,577	-	17,577
Obligations of state and political subdivisions	-	40,012	-	40,012
Corporate debt securities	-	2,659	-	2,659
Preferred Securities	1	4,518	-	4,518
Mortgage-backed securities
Agency	-	52,020	-	52,020
Non-Agency	-	3,768	-	3,768
Asset-backed securities	-	51	-	51
Total assets	$2,863	$120,605	$-	$123,467

Liability Description
Interest rate swaps	$-	$1,511	$-	$1,511
Total liabilities	$-	$1,511	$-	$1,511

(Dollars in Thousands)	Fair Value at December 31, 2010
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities	$3,638	$-	$-	$3,638
Obligations of U.S. Government agencies	-	14,785	-	14,785
Obligations of state and political subdivisions	-	39,952	-	39,952
Corporate debt securities	-	2,666	-	2,666
Preferred Securities	-	4,196	-	4,196
Mortgage-backed securities
Agency	-	48,297	-	48,297
Non-Agency	-	4,029	-	4,029
Asset-backed securities	-	53	-	53
Total assets	$3,638	$113,978	$-	$117,616

Liability Description
Interest rate swaps	$-	$1,752	$-	$1,752
Total liabilities	$-	$1,752	$-	$1,752

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

For financial assets and liabilities measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollars in Thousands)
	Fair Value at March 31, 2011
Asset Description	Level 1	Level 2	Level 3	Total
Impaired loans	$-	$-	$20,619	$20,619
Other real estate owned	-	-	635	635
Mortgage servicing rights	-	-	567	567
Total assets	$-	$-	$21,821	$21,821

(Dollars in Thousands)	Fair Value at December 31, 2010
Asset Description	Level 1	Level 2	Level 3	Total
Impaired loans	$-	$-	$16,973	$16,973
Other real estate owned	-	-	618	618
Mortgage servicing rights	-	-	603	603
Total assets	$-	$-	$18,194	$18,194

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

Note 11 – Financial Derivatives

The Board of Directors has given Management authorization to enter into derivative activity including interest rate swaps, caps and floors, forward-rate agreements, options and futures contracts in order to hedge interest rate risk.  The Bank is exposed to credit risk equal to the positive fair value of a derivative instrument, if any, as a positive fair value indicates that the counterparty to the agreement is financially liable to the Bank.  To limit this risk, counterparties must have an investment grade long-term debt rating and individual counterparty credit exposure is limited by Board approved parameters.  Management anticipates continuing to use derivatives, as permitted by its Board-approved policy, to manage interest rate risk.  In 2008, the Bank entered into two interest rate swap transactions in order to hedge the Corporation’s exposure to changes in cash flows attributable to the effect of interest rate changes on variable rate liabilities.

Information regarding the interest rate swaps as of March 31, 2011 follows:

(Dollars in thousands)				Amount Expected to
				be Expensed into
Notional	Maturity	Interest Rate		Earnings within the
Amount	Date	Fixed	Variable	next 12 Months

$10,000	5/30/2013	3.60%	0.10%	$350
$10,000	5/30/2015	3.87%	0.10%	$377

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

Fair Value of Derivative Instruments in the Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010 are as follows:

Fair Value of Derivative Instruments
(Dollars in thousands)		Balance Sheet
Date	Type	Location	Fair Value
March 31, 2011	Interest rate contracts	Other liabilities	$1,511
December 31, 2010	Interest rate contracts	Other liabilities	$1,752

The Effect of Derivative Instruments on the Statement of Income for the Three Months Ended March 31, 2011 and 2010 follows:

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships
(Dollars in thousands)					Amount of Gain
				Location of	or (Loss)
				Gain or (Loss)	Recognized in
				Recognized in	Income on
		Location of	Amount of Gain	Income on	Derivatives
	Amount of Gain	Gain or (Loss)	or (Loss)	Derivative (Ineffective	(Ineffective Portion
	or (Loss)	Reclassified from	Reclassified from	Portion and Amount	and Amount
	Recognized in OCI	Accumulated OCI	Accumulated OCI	Excluded from	Excluded from
	net of tax on Derivative	into Income	into Income	Effectiveness	Effectiveness
Date / Type	(Effective Portion)	(Effective Portion)	(Effective Portion)	Testing)	Testing)

March 31, 2011
Interest rate contracts	$158	Interest Expense	$(175)	Other income (expense)	$-

March 31, 2010
Interest rate contracts	$(104)	Interest Expense	$(181)	Other income (expense)	$-

Note 12 – Reclassifications

Certain prior period amounts may have been reclassified to conform to the current year presentation.  Such reclassifications did not affect reported net income.

Item 2

Management’s Discussion and Analysis of Results of Operations and Financial Condition
For the Three Month Period Ended March 31, 2011 and 2010

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

Critical Accounting Policies

Management has identified critical accounting policies for the Corporation to include Allowance for Loan Losses, Mortgage Servicing Rights, Financial Derivatives, Temporary Investment Impairment and Stock-based Compensation.  There were no changes to the critical accounting policies disclosed in the 2010 Annual Report on Form 10-K in regards to application or related judgements and estimates used.  Please refer to Item 7 of the Corporation’s 2010 Annual Report on Form 10-K for a more detailed disclosure of the critical accounting policies.

Results of Operations

Year-to-Date Summary
The Corporation reported net income for the first three months of 2011 of $1.8 million.  This is a 6.3% decrease versus net income of $2.0 million for the same period in 2010. Total revenue (interest income and noninterest income) decreased $489 thousand year-over-year. Interest income decreased $616 thousand, due primarily to a decrease in interest on investments, while noninterest income increased due primarily to an increase in loan service charges. Higher salary and benefit expense contributed to the increase in noninterest expense.   The provision for loan losses was $900 thousand for the period, $275 thousand more than in 2010.  Diluted earnings per share decreased to $.47 in 2011 from $.51 in 2010. Net loans grew to $754.3 million and total deposits increased to $757.3 million.  Total assets were $972.0 million at March 31, 2011, an increase of $20.1 million from year-end 2010.

Other key performance ratios as of, or for the three months ended March 31, 2011 and 2010 (on an annualized basis) are listed below:

	2011	2010
Return on average equity (ROE)	8.98%	10.00%
Return on average assets (ROA)	.78%	.82%
Return on average tangible average equity(1)	10.74%	12.02%
Return on average tangible average assets(1)	.81%	.85%
Net interest margin	3.71%	3.46%
Efficiency ratio	66.55%	65.17%

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

A more detailed discussion of the operating results for the three months ended March 31, 2011 follows:

Comparison of the three months ended March 31, 2011 to the three months ended March 31, 2010:

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

Tax equivalent interest income for the first quarter of 2011 decreased by $637 thousand compared to 2010.  Average interest-earning assets decreased $13.8 million from 2010 and the yield on these assets decreased by 17 basis points.  The average balance of investment securities decreased $22.6 million quarter over quarter due to pay downs, maturities and sales in the portfolio, net of investment purchases.  Total average loans increased $8.6 million (1.1%) quarter over quarter.  Average commercial loans increased $39.2 million, but the increase was partially offset by a decrease in the average balance of mortgage and consumer loans.  Average mortgage loans decreased $8.4 million, as the majority of new mortgage originations are sold in the secondary market and the portfolio continues to runoff.  Average consumer loans, including home equity loans, decreased $18.3 million, as consumers continue to borrow less during the economic recession and the indirect lending portfolio continues to run-off as the Bank exited this business in early 2010 and no new loans have been booked.

Interest expense was $2.4 million for the first quarter, a decrease of $966 thousand from the 2010 total of $3.4 million.  Average interest-bearing liabilities decreased to $766.9 million for 2011 from an average balance of $802.3 million in 2010, a decrease of $35.4 million.  The average cost of these liabilities decreased from 1.70% in 2010 to 1.27% in 2011.  Average interest-bearing deposits decreased $2.2 million, due to decreases in certificates of deposit ($61.0 million), but this decrease was nearly offset by increases in interest checking and savings accounts ($12.5 million) and money management deposits ($46.3 million). The cost of interest-bearing deposits decreased from 1.48% to 1.05%.  Securities sold under agreements to repurchase have decreased $6.3 million on average over the prior year quarter and the average rate has remained constant at .25%.   The average balance of long-term debt decreased by $27.4 million due to scheduled amortization and maturities, as well as a prepayment of $3.4 million on a Federal Home Loan Bank of Pittsburgh (FHLB) advance.

The changes in the balance sheet and interest rates resulted in an increase in tax equivalent net interest income of $329 thousand to $8.1 million in 2011 compared to $7.8 million in 2010.  The Bank’s net interest margin increased from 3.46% to 3.71% in 2011.  The increase in the net interest margin is the result of a decrease in the rate on interest-earning liabilities of 43 basis points, while the yield on interest-bearing assets only decreased 17 basis points.

The following table shows a comparative analysis of average balances, asset yields and funding costs for the three months ended March 31, 2011 and 2010.  These components drive changes in net interest income.

	For the Three Months Ended March 31
	2011			2010
		Tax			Tax
	Average	Equivalent	Average	Average	Equivalent	Average
(Dollars in thousands)	balance	Interest	yield/rate	balance	Interest	yield/rate
Interest-earning assets
Federal funds sold and interest-bearing balances	$10,908	$7	0.26%	$10,636	$7	0.25%
Investment securities	125,721	1,128	3.59%	148,326	1,576	4.25%
Loans	755,092	9,418	5.08%	746,523	9,607	5.18%
Total interest-earning assets	$891,721	10,553	4.80%	$905,485	11,190	4.97%

Interest-bearing liabilities
Interest-bearing deposits	$644,878	1,670	1.05%	$647,079	2,360	1.48%
Securities sold under agreements to repurchase	54,268	33	0.25%	60,612	38	0.25%
Short-term borrowings	722	1	0.73%	223	-	0.65%
Long-term debt	67,062	701	4.24%	94,416	973	4.18%
Total interest-bearing liabilities	$766,930	2,405	1.27%	$802,330	3,371	1.70%
Interest spread			3.53%			3.27%
Tax equivalent Net interest income/Net interest margin		8,148	3.71%		7,819	3.46%
Tax equivalent adjustment		(253)			(274)
Net interest income		$7,895			$7,545

All amounts have been adjusted to a tax-equivalent basis using a tax rate of 34%.  Investments include the average unrealized gains or losses.  Dividend income is reported as taxable income, but is adjusted for the dividend received deduction.  Loan balances include nonaccruing loans, loans held for sale and are gross of the allowance for loan losses.

Provision for Loan Losses

For the first quarter of 2011, the provision expense was $900 thousand versus $625 thousand in 2010.  For more information concerning loan quality and the allowance for loan losses, refer to the Loan discussion in the Financial Condition section.

Noninterest Income

For the first three months of 2011, noninterest income increased slightly to $2.5 million compared to $2.4 million in the first quarter of 2010.  Investment and trust service fees decreased $85 thousand due to lower income from estate fees. Loan service charges increased $284 thousand from a large prepayment penalty on a commercial loan.  This loan was match funded with an FHLB advance and the fee to prepay the FHLB advance is recorded in other expense.  Mortgage banking fees decreased quarter over quarter due to a smaller reversal of previously recorded impairment charges and lower mortgage servicing amortization expense in 2011, while 2010 contained $16 thousand in gains on sales of mortgage loans versus none in 2011.  Deposit service charges decreased $41 thousand in the first quarter of 2011 due to a decrease in retail overdraft fees and a decrease in fees from the Bank’s overdraft protection program.  Part of this decrease can be attributed to new legislation in 2010 requiring consumers to opt-in to an overdraft coverage program, resulting in some choosing not to opt-in. Other service charges and fees increased primarily due to a $34 thousand increase in debit card fees. However, debit card fees could be reduced by hundreds of thousands of dollars annually if the Durbin Act, as proposed, is implemented. There are currently alternate proposals to the Durbin Act being considered, and a delay in implementation appears likely; however, the final outcome is unknown at this time.  The increase in cash surrender value of life insurance and other income remained fairly flat in the first quarter of 2011.  No other than temporary impairment charges were taken in the first quarter of 2011 compared to $255 thousand on two bonds in the first quarter of 2010.  The Corporation also had realized gains of $11 thousand on the sale of equity securities in 2011, compared to $249 thousand in 2010.

The following table presents a comparison of noninterest income for the three months ended March 31, 2011 and 2010:

	For the Three Months Ended
	March 31		Change
	2011	2010	Amount	%
Noninterest Income
Investment and trust services fees	$932	$1,017	$(85)	(8.4)
Loan service charges	481	197	284	144.2
Mortgage banking activities	10	69	(59)	(85.5)
Deposit service charges and fees	536	577	(41)	(7.1)
Other service charges and fees	362	326	36	11.0
Increase in cash surrender value of life insurance	165	166	(1)	(0.6)
Other	25	49	(24)	(49.0)
OTTI losses on securities	-	(689)	689	N/A
Less: Loss recognized in other comprehensive income (before taxes)	-	(434)	434	N/A
Net OTTI losses recognized in earnings	-	(255)	255	N/A
Securities gains, net	11	249	(238)	(95.6)
Total noninterest income	$2,522	$2,395	$127	5.3

Noninterest Expense

Noninterest expense for the first quarter of 2011 totaled $7.0 million compared to $6.7 million in the first quarter of 2010.  The increase in salaries and benefits was primarily due to annual salary adjustments, an increase in pension expense and for an incentive compensation program.  Net occupancy expense, furniture and equipment expense and advertising expense remained relatively flat year over year.   Legal and professional fees decreased due to lower legal fees in 2011. FDIC insurance increased $19 thousand, as the FDIC assessment rate increased and the volume of deposits was higher in 2011.  Other expenses increased $158 thousand due to a  $172 thousand prepayment penalty on an FHLB advance.

The following table presents a comparison of noninterest expense for the three months ended March 31, 2011 and 2010:

	For the Three Months Ended
	March 31		Change
	2011	2010	Amount	%
Noninterest Expense
Salaries and benefits	$3,713	$3,441	$272	7.9
Net occupancy expense	531	526	5	1.0
Furniture and equipment expense	223	192	31	16.1
Advertising	292	301	(9)	(3.0)
Legal and professional fees	271	395	(124)	(31.4)
Data processing	381	377	4	1.1
Pennsylvania bank shares tax	165	156	9	5.8
Intangible amortization	111	114	(3)	(2.6)
FDIC insurance	311	292	19	6.5
Other	1,024	866	158	18.2
Total noninterest expense	$7,022	$6,660	$362	5.4

Income taxes

Federal income tax expense was $646 thousand in 2011 compared to $681 thousand in 2010.  The effective tax rate remained flat year over year at 25.9% for the first quarter of 2011 compared to 25.6% for 2010.  All taxable income for the Corporation is taxed at a rate of 34%.

Financial Condition

Summary:

At March 31, 2011, assets totaled $972.0 million, an increase of $20.1 million from the 2010 year-end balance of $951.9 million. Investment securities increased $5.9 million, while net loans increased $14.5 million. Deposits are up $23.0 million in 2011 due primarily to increases in noninterest-bearing and money management deposits. Shareholders’ equity increased $1.7 million during the first three months as retained earnings increased approximately $791 thousand, other comprehensive loss improved $637 thousand and changes to the Bank’s DRIP program added an additional $272 thousand in new capital.

Investment Securities:

The investment portfolio totaled $123.5 million at March 31, 2011, an increase of $5.9 million since year-end 2010. The composition of the portfolio has not changed significantly during the first quarter with only $11.2 million of new purchases, primarily agency mortgage backed securities, being added to replace collateral. The net unrealized loss in the portfolio decreased from $1.0 million at year-end 2010 to $300 thousand at March 31, 2011.

The equity portfolio is comprised of bank stocks and the Bank and the Corporation each maintain separate equity investment portfolios.  The municipal bond portfolio is well diversified geographically (issuers from within 26 states) and is comprised primarily of general obligation bonds (73%) with credit enhancements in the form of private bond insurance or other credit enhancements. The largest municipal bond exposure is to nineteen issuers in the state of Texas with a fair value of $7.2 million.  The Bank holds corporate bonds with a fair value $7.2 million with the majority of the bonds representing financial services companies. Included in the corporate bond portfolio are seven single issuer trust preferred securities with an amortized cost of $5.9 million and a fair value of $4.6 million. The majority of the mortgage-backed security portfolio is comprised of U.S. Government Agency products. However, the Bank has seven private label mortgage backed securities (PLMBS) with an amortized cost of $4.2 million and a fair value of $3.8 million.

The amortized cost and estimated fair value of investment securities available for sale as of March 31, 2011 and December 31, 2010 are:

(Amounts in thousands)		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
March 31, 2011	cost	gains	losses	value
Equity securities	$3,258	$58	$(454)	$2,862
Obligations of U.S. Government agencies	17,562	61	(46)	17,577
Obligations of state and political subdivisions	38,908	1,203	(99)	40,012
Corporate debt securities	2,615	69	(25)	2,659
Preferred securities	5,881	-	(1,363)	4,518
Mortgage-backed securities
Agency	51,305	863	(148)	52,020
Non-Agency	4,167	20	(419)	3,768
Asset-backed securities	71	-	(20)	51
	$123,767	$2,274	$(2,574)	$123,467

		Gross	Gross	Estimated
(Amounts in thousands)	Amortized	unrealized	unrealized	fair
December 31, 2010	cost	gains	losses	value
Equity securities	$4,126	$50	$(538)	$3,638
Obligations of U.S. Government agencies	14,780	61	(56)	14,785
Obligations of state and political subdivisions	39,477	894	(419)	39,952
Corporate debt securities	2,646	64	(44)	2,666
Preferred securities	5,876	-	(1,680)	4,196
Mortgage-backed securities
Agency	47,239	1,104	(46)	48,297
Non-Agency	4,424	20	(415)	4,029
Asset-backed securities	74	-	(21)	53
	$118,642	$2,193	$(3,219)	$117,616

The following table provides additional detail about the Bank’s trust preferred securities as of March 31, 2011:

Trust Preferred Securities
(Dollars in thousands)
Deal Name	Single Issuer or Pooled	Class	Amortized Cost	Estimated Fair Value	Gross Unrealized Gain (Loss)	Lowest Credit Rating Assigned	Number of Banks Currently Performing	Deferrals and Defaults as % of Original Collateral	Expected Deferral/ Defaults as a Percentage of Remaining Performing Collateral

Huntington Cap Trust	Single	Preferred Stock	$928	$593	$(335)	B	1	None	None
Huntington Cap Trust II	Single	Preferred Stock	873	561	(312)	B	1	None	None
BankAmerica Cap III	Single	Preferred Stock	956	760	(196)	BB	1	None	None
Wachovia Cap Trust II	Single	Preferred Stock	273	235	(38)	Baa2	1	None	None
Corestates Captl Tr II	Single	Preferred Stock	924	781	(143)	Baa1	1	None	None
Chase Cap VI JPM	Single	Preferred Stock	956	828	(128)	BBB	1	None	None
Fleet Cap Tr V	Single	Preferred Stock	971	761	(210)	BB	1	None	None
			$5,881	$4,519	$(1,362)

The following table provides additional detail about private label mortgage-backed securities as of March 31, 2011:

Private Label Mortgage Backed Securities
(Dollars in thousands)				Gross				Cummulative
	Orgination	Amortized	Fair	Unrealized	Collateral	Lowest Credit	Credit	OTTI
Decscription	Date	Cost	Value	Gain (Loss)	Type	Rating Assigned	Support %	Charges
RALI 2003-QS15 A1	8/1/2003	$451	$450	$(1)	ALT A	Aa2	11.60	$-
RALI 2004-QS4 A7	3/1/2004	564	566	2	ALT A	AAA	12.81	-
MALT 2004-6 7A1	6/1/2004	706	724	18	ALT A	BBB	10.70	-
RALI 2005-QS2 A1	2/1/2005	630	574	(56)	ALT A	B	7.64	-
RALI 2006-QS4 A2	4/1/2006	912	686	(226)	ALT A	D	-	202
GSR 2006-5F 2A1	5/1/2006	397	361	(36)	Prime	CCC	4.14	-
RALI 2006-QS8 A1	7/28/2006	507	407	(100)	ALT A	D	-	133
		$4,167	$3,768	$(399)				$335

At March 31, 2011, the investment portfolio contained 77 securities with $41.2 million of temporarily impaired fair value and $2.6 million in unrealized losses. This position is improved from year-end 2010 when there were 85 securities with an unrealized loss of $3.2 million.  The investment category with the largest unrealized losses is the corporate bond portfolio (9 securities and $1.4 million unrealized loss). This unrealized loss is approximately 54% of the total unrealized loss in the portfolio.

For securities with an unrealized loss, Management applies a systematic methodology in order to perform an assessment of the potential for “other-than-temporary” impairment.  In the case of debt securities, investments considered for “other-than-temporary” impairment: (1) had a specified maturity or repricing date; (2) were generally expected to be redeemed at par, and (3) were expected to achieve a recovery in market value within a reasonable period of time. In addition, the Bank considers whether it intends to sell these securities or whether it will be forced to sell these securities before maturity. Equity securities are assessed for other-than-temporary impairment based on the length of time of impairment, dollar amount of the impairment and general market and financial conditions relating to specific issues.  Accordingly, the impairments identified on debt and equity securities and subjected to the assessment at March 31, 2011 were deemed to be temporary and required no further adjustment to the financial statements, unless otherwise noted.

The following table reflects temporary impairment in the investment portfolio (excluding restricted stock), aggregated by investment category, length of time that individual securities have been in a continuous unrealized loss position and the number of securities in each category as of March 31, 2011 and December 31, 2010:

	March 31, 2011
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Amounts in thousands)	Value	Losses	Number	Value	Losses	Number	Value	Losses	Number

Equity securities	$813	$(19)	2	$1,334	$(435)	18	$2,147	$(454)	20
Obligations of U.S. Government agencies	1,039	(16)	3	6,326	(30)	12	7,365	(46)	15
Obligations of state and political subdivisions	5,637	(86)	12	293	(13)	1	5,930	(99)	13
Corporate debt securities	-	-	-	1,987	(25)	2	1,987	(25)	2
Preferred Securities	-	-	-	4,517	(1,363)	7	4,517	(1,363)	7
Mortgage-backed securities
Agency	16,749	(148)	12	-	-	-	16,749	(148)	12
Non-Agency	450	(1)	1	2,028	(418)	4	2,478	(419)	5
Asset-backed securities	-	-	-	52	(20)	3	52	(20)	3
Total temporarily impaired securities	$24,688	$(270)	30	$16,537	$(2,304)	47	$41,225	$(2,574)	77

	December 31, 2010
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Amounts in thousands)	Value	Losses	Number	Value	Losses	Number	Value	Losses	Number

Equity securities	$1	$(1)	1	$3,261	$(537)	20	$3,262	$(538)	21
Obligations of U.S. Government agencies	3,476	(17)	2	6,433	(39)	14	9,909	(56)	16
Obligations of state and political subdivisions	11,861	(405)	24	292	(14)	1	12,153	(419)	25
Corporate debt securities	-	-	-	1,968	(44)	2	1,968	(44)	2
Preferred Securities	-	-	-	4,196	(1,680)	7	4,196	(1,680)	7
Mortgage-backed securities
Agency	9,859	(46)	6	-	-	-	9,859	(46)	6
Non-Agency	-	-	-	2,676	(415)	5	2,676	(415)	5
Asset-backed securities	-	-	-	53	(21)	3	53	(21)	3
Total temporarily impaired securities	$25,197	$(469)	33	$18,879	$(2,750)	52	$44,076	$(3,219)	85

The unrealized loss in the equity portfolio was $454 thousand on a fair value of $2.1 million. The fair value of equities with an unrealized loss declined by $1.2 million since year-end 2010, due in large part to the sale of $880 thousand of equities at a gain of $11 thousand during the quarter.  The equities sold were a portion of the Tower shares that were written down by $389 thousand at the end of 2010.

The unrealized loss in the corporate debt portfolio of $1.4 million is concentrated in trust-preferred securities.  Trust preferred securities experienced significant declines in value during the economic recession in 2008 and 2009.  However, market prices continue to show signs of improvement and the value of the Bank’s trust preferred securities has increased  $354 in the first quarter. Trust-preferred securities can reflect single entity issues or a group of entities (pooled trust preferred). Pooled trust preferred securities have been the subject of significant write-downs due in some cases from the default of one issuer in the pool that then impairs the entire pool.  All of the Bank’s trust preferred securities are single issue, variable rate notes with long maturities (2027 – 2028) from companies that received money (and in some cases paid back) from the Troubled Asset Relief Program (TARP), continue to pay dividends and have raised capital.  At March 31, 2011, the Bank believes it will be able to collect all interest and principal due on these bonds and no other-than-temporary-impairment charges were recorded.  See the Trust Preferred Securities table above for additional information.

The largest unrealized loss in the MBS portfolio is in the non-agency PLMBS sector with an unrealized loss of $399 thousand. Five PLMBS have an unrealized loss of $419 thousand and two have an unrealized gain of $20 thousand.  These bonds were all rated AAA at time of purchase, but have since have experienced rating declines. Some have experienced increased delinquencies and defaults, while others have seen the credit support increase as the bonds paid-down. The Bank monitors the performance of the PLMBS investments on a regular basis and reviews delinquencies, default rates, credit support levels and various cash flow stress test scenarios. In determining the credit related loss, Management considers all principal past due 60 days or more as a loss. If additional principal moves beyond 60 days past due, it will also be considered a loss. As a result of the analysis on PLMBS it was determined that two bonds contained losses that were considered other-than-temporary and an impairment charge of $335 thousand was recorded against earnings in 2010. The same review process was conducted for the first quarter of 2011 and no additional impairment charges were required.  The market for PLMBS continues to be weak and Management believes that this factor accounts for a portion of the unrealized losses that is not attributable to credit issues. Management continues to monitor these securities and it is possible that additional write-downs may occur if current loss trends continue. See the PLMBS table above for additional information.

The following table represents the cumulative credit losses on securities recognized in earnings as of March 31, 2011.

Three Months
Ended
March 31, 2011
Balance of cumulative credit losses on securities, January 1, 2011	$335
Additions for credit losses recorded which were not previously recognized as componenets of earnings	-
Balance of cumulative credit losses on securities, March 31, 2011	$335

The Bank held $5.8 million of restricted stock at March 31, 2011.  Except for $30 thousand, this investment represents stock in the FHLB Pittsburgh. The Bank is required to hold this stock to be a member of FHLB and it is carried at cost of $100 per share.  In December 2008, FHLB announced it would suspend its regular cash dividend and the regular repurchase of excess capital stock from its members as part of capital restoration plan.  However, FHLB made an unscheduled stock repurchase of $307 thousand during the quarter. FHLB stock is evaluated for impairment primarily based on an assessment of the ultimate recoverability of its cost. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support it operations.  There is not a public market for FHLB stock and the benefits of FHLB membership (e.g., liquidity and low cost funding) add value to the stock beyond purely financial measures. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment.

Loans:

Net loans increased $14.5 million since year-end.  Residential real estate loans, comprised of mortgage and home equity loans, decreased $2.3 million from year-end 2010. First lien loans remained virtually unchanged as the Bank sells the majority of new mortgage originations in the secondary market. The Bank originated approximately $3.6 million in mortgage loans for sale this year through a third party brokerage agreement. The Bank collects a fee for originating these loans, but it does not retain or service the loans.  Junior liens and lines of credit decreased $2.4 million, as there is less demand from consumers for home equity products. Many consumers have seen the equity in their homes decline and are less willing to borrow money in the uncertain economy. Due to these facts, the Bank expects its residential real estate loan portfolio to decline in future periods.

Residential real estate construction loans increased $1.6 million from the end of 2010 to $81.2 million at March 31, 2011.  This portfolio is comprised of $1.8 million to individuals to build their own homes and $79.4 million to developers to construct residential homes for sale or improve land for the sale of residential building lots. These balances compare to $6.0 million to individuals and $73.6 million to developers at year-end.   The Bank’s exposure to residential construction loans is concentrated primarily in south central Pennsylvania. Real estate construction loans, especially land development loans, frequently provide an interest reserve in order to assist the developer during the development stage when minimal cash flow is generated. All real estate construction loans are underwritten in the same manner, regardless of the use of an interest reserve. At March 31, 2011, the Bank had $23.7 million in real estate loans with a Bank funded interest reserve and has capitalized $1.8 million of interest from these reserves on active projects.  Real estate construction loans are monitored on a regular basis by either an independent third party inspector, or a joint effort between the Bank’s Risk Management division and the assigned loan officer depending on loan amount or complexity of the project. This monitoring process includes at a minimum, the submission of invoices and AIA documents of costs incurred by the borrower, on-site inspections, and joint signature between the Risk Management division and the loan officer for disbursement of funds.  Year-to-date, the Bank has recognized $88 thousand of interest income that was funded by interest reserve accounts.

Commercial lending activity continues to be strong and these balances have increased approximately $17.0 million since year-end. Commercial real estate loans (CRE) decreased $1.0 million during the first quarter.  The commercial real estate portfolio includes $106.7 million of owner occupied properties, $116.3 million of non-owned occupied properties and $36.7 million secured by farmland.  Commercial, industrial and agricultural loans (C&I) increased $18.0 million, primarily the result of loans to local municipalities (approximately $13.5 million) and loans to commercial customers to fund business operations (approximately $3.0 million).  Included in the C&I portfolio is $59.6 million of loans to government municipalities.  During the first three months of 2011, the Bank purchased $3.1 million of loan participations, $597 thousand of C&I loans and $2.5 million included in residential real estate construction.  The Bank expects the amount of commercial loan participations available for purchase in 2011 will be less than the $17.4 million purchased in 2010 as a result of a general slow down in commercial business activity.  At March 31, 2011, the Bank held $143.5 million in purchased commercial loan participations.

Consumer loans have decreased by approximately $1.4 million, with most of the decrease occurring in the indirect lending portfolio.  The Bank’s indirect lending portfolio is approximately $6 million, down from approximately $7.2 million at year-end.  With the Bank’s decision to exit this line of business in the first quarter of 2010, as well as the unwillingness of consumers to increase their debt, the consumer portfolio will continue to run-down.

The following table presents a summary of loans outstanding, by primary collateral, at the end of the reporting period:

			Change
(Amounts in thousands)	March 31, 2011	December 31, 2010	Amount	%
Residential Real Estate 1-4 Family
First liens	$144,174	$144,128	$46	-
Junior liens and lines of credit	54,323	56,694	(2,371)	(4.2)
Total	198,497	200,822	(2,325)	(1.2)
Residential real estate - construction	81,184	79,557	1,627	2.0
Commercial, industrial and agricultural real estate	303,153	304,195	(1,042)	(0.3)
Commercial, industrial and agricultural	164,712	146,672	18,040	12.3
Consumer	15,972	17,396	(1,424)	(8.2)
	763,518	748,642	14,876	2.0
Less: Allowance for loan losses	(9,198)	(8,801)	(397)	4.5
Net Loans	$754,320	$739,841	$14,479	2.0

Included in the loan balances are the following:
Net unamortized deferred loan costs	$566	$567
Unamortized discount on purchased loans	$(208)	$(220)

Loans pledged as collateral for borrowings and commitments from:
FHLB	$702,866	$648,272
Federal Reserve Bank	49,343	53,682
	$752,209	$701,954

Loan Quality:

Management utilizes a risk rating system (1 – 9) to evaluate loan asset quality. It monitors loan asset quality by continually reviewing four measurements: (1) watch list loans (loans risk rated 6 or higher), (2) loan delinquency, (3) foreclosed real estate (other real estate owned or OREO), and (4) net-charge-offs.  Management compares trends in these measurements with the Bank’s internally established targets, as well as its national and local peer group’s average measurements.

Loans that are risk rated 6 (OAEM) or higher are placed on the on the Bank’s watch list. At March 31, 2011, there was $70.0 million on the Bank’s watch list, essentially unchanged from $69.9 million at year-end 2010.  The watch list is a comprehensive list of loans that the Bank has identified as needing increased monitoring, usually because of indications that the borrower is, or is likely to be, in a position of weakening cash flow that may require alternative sources of cash, or collateral liquidation to pay the loan.  Included on the watch list are loans that may or may not be delinquent or on nonaccrual, loans that may or may not be considered impaired (including troubled debt restructurings), and potential problem loans. The Bank’s Loan Management Committee reviews the watch list and risk ratings on a monthly basis in order to proactively identify and manage loan problems.

A loan is considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all interest and principal payments due according to the originally contracted terms of the loan agreement. Impaired loans totaled $31.1 million at March 31, 2011 compared to $33.2 million at December 31, 2010.

A loan is considered a troubled debt restructuring (TDR) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider.  The Bank has one loan classified as a TDR for $637 thousand and it is not in compliance with its modified terms.  The Bank has not performed any type of loan workout where it has restructured an existing loan into multiple new loans, for example a performing and nonperforming note. The Bank is currently reviewing its procedures for identifying when a loan modification is a TDR in accordance with new accounting guidance. The Bank expects to report a higher level of TDR loans at June 30, 2011.

Potential problem loans are loans on the watch list that represent borrowers that may or may not be able to comply with current loan terms, but excludes loans that are 90 days or more past due and nonaccrual loans. Potential problem loans totaled $43.6 million at quarter-end compared to $42.4 million at year-end 2010.

Delinquent loans are a result of borrowers’ cash flow and/or alternative sources of cash being insufficient to pay loans.  The Bank’s likelihood of collateral liquidation to repay the loans becomes more probable the further behind a borrower falls, particularly when loans reach 90 days or more past due. Management’s primary delinquent loans measurements are loans 30-89 days past due, and nonperforming loans (90 days or more past due or nonaccrual loans). Nonaccrual loans generally represent Management’s determination that collateral liquidation is not likely to fully repay both interest and principal.

It is the Bank’s policy to evaluate the probable collectability of principal and interest due under the terms of loan contracts for all loans 90-days or more past due or restructured loans. Further, it is the Bank’s policy to discontinue accruing interest on loans that are not adequately secured and in the process of collection.  When a loan is place on nonaccrual status, any current year accrued interest is subtracted from its current period income, and any prior year accrued interest is charged-off from the allowance for loan losses.

Loan quality, as measured by nonperforming loans, has shown little improvement during the quarter. At March 31, 2011, nonperforming loans totaled $26.5 million compared to $27.5 million at year-end 2010.  Loans past due 90 days or more and still accruing has remained relatively flat from year-end 2010; however, the composition has shifted, as commercial real estate loans past due 90 days or more has increased  $1.7 million during the quarter.  Approximately $1.0 million of this increase is from a loan that has matured, but has been extended subsequent to quarter end. Nonaccrual loans declined slightly from year-end 2010, due to a pay-off of a $2.2 million nonaccrual loan in January 2011. The ratio of nonperforming loans to total gross loans fell from 3.68% at December 31, 2010 to 3.46% at March 31, 2011. If Management is successful in its work out efforts on several large credits, nonperforming loans could decrease during 2011. However, if the slow economy continues, it is possible that other loans may become delinquent and nonperforming loans could remain at a high level.

The following table presents a summary of nonperforming assets:
	March 31, 2011		December 31, 2010
		% of Loan		% of Loan
(Dollars in thousands)	Balance	Segment	Balance	Segment

Nonaccrual loans
Residential Real Estate 1-4 Family
First liens	$987	0.68%	$691	0.48%
Junior liens and lines of credit	34	0.06%	122	0.22%
Total	1,021	0.51%	813	0.40%
Residential real estate - construction	7,579	9.34%	6,500	8.17%
Commercial, industrial and agricultural real estate	10,482	3.46%	13,003	4.27%
Commercial, industrial and agricultural	1,609	0.98%	1,668	1.14%
Consumer	-	-	-	-
Total nonaccrual loans	$20,691		$21,984

Loans past due 90 days or more and not included above
Residential Real Estate 1-4 Family
First liens	$583		$1,093
Junior liens and lines of credit	765		833
Total	1,348		1,926
Residential real estate - construction	136		911
Commercial, industrial and agricultural real estate	4,086		2,343
Commercial, industrial and agricultural	170		244
Consumer	23		125
Total loans past due 90 days or more and still accruing	5,763		5,549

Total nonperforming loans	26,454		27,533

Foreclosed real estate	635		618
Total nonperforming assets	$27,089		$28,151

Restructured Loans (TDRs)
Performing	$-		$656
Non-performing (included above)	637		-
Total TDRs	$637		$656

Nonaccrual loans to total gross loans	2.71%		2.94%
Nonperforming loans to total gross loans	3.46%		3.68%
Nonperforming assets to total assets	2.79%		2.96%
Allowance for loan losses to nonperforming loans	34.77%		31.97%

The majority of the nonaccrual loan balance is comprised of five loan relationships totaling $16.5 million. The following table provides additional information on the most significant nonaccrual accounts:

Significant Nonaccrual Loans
March 31, 2011

(Dollars in thousands)
	Orgination		ALL	Nonaccrual			Last
	Date	Balance	Reserve	Date	Collateral	Location	Appraisal(1)

Credit 1
Residential real estate construction	2006	$2,133	$637	May-09	1st lien residential building lots	PA	Nov-10
and development , 1-4 family					2nd & 3rd lien single family residential	MD	$4,205
					rental property

Credit 2
Agricultural	2004 - 2006	1,620	127	Mar-09	1st and 2nd lien on agricultural real estate,	PA	Dec-09
4 separate notes					farm equipment, livestock and a 70% FSA		$3,049
					guarantee on a $352 thousand note

Credit 3
Residential real estate construction and development , 1-4 family 18 separate notes	2007 - 2009	3,412	-	Jun-10	Joint and several liability of principals	N/A	N/A

Credit 4	2005 - 2010	2,817	128	Dec-10	1st, 2nd and 3rd lien on 600+ acres	PA	Jan-10
Agricultural					of farm real estate, equipment and		$4,446
7 separate notes					inventory

Credit 5	2008	6,500	1,594	Dec-10	1st lien on 92 acres undeveloped	PA	Jan-11
Commercial real estate					commercial real estate		$5,629

		$16,482	$2,486

(1) Appraisal value, as reported, does not reflect the pay-off of any senior liens, or any adjustment to reflect the cost to liquidate the collateral either through an orderly or forced liquidation process

One significant nonaccrual loan ($2.2 million) reported at year-end 2010 was paid off in January 2011 with the Bank receiving sufficient funds to completely satisfy the outstanding balance. The status of the remaining significant nonaccrual credits is essentially unchanged since year-end 2010. The Bank is still expecting a bankruptcy court approved refinancing plan for Credit 3 to be settled late in the second quarter of 2011 in an amount sufficient to pay-off the outstanding balance.

The Bank holds $635 thousand of foreclosed real estate, comprised of six loans secured primarily by residential real estate.  At March 31, 2011, the Bank had $435 thousand of portfolio mortgages in the process of foreclosure.

The following table provides additional information on the foreclosed real estate:

Foreclosed Real Estate
March 31, 2011

(Dollars in thousands)	Date				Last
	Acquired	Balance	Collateral	Location	Appraisal

Property 1	2009	$91	4 residential building lots	PA	Sep-09
Property 2	2009	138	farmland - 36 acres	PA	Apr-09
Property 3	2010	30	residential property	PA	May-10
Property 4	2010	87	residential property	PA	Dec-10
Property 5	2010	148	residential property	PA	Jul-10
Property 6	2011	141	residential property	PA	Feb-11
		$635

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

Real estate appraisals and collateral valuation are an important part of the Bank’s process for determining potential loss on collateral dependent loans and thereby have a direct affect on the determination of loan charge-offs and the calculation of the allowance for loan losses.  As long as the loan remains a performing loan, no further updates to appraisals are required.  If a loan/relationship migrates to watch list status, an evaluation for impairment is made based on the current information available at the time of downgrade.  If a loan reaches a OAEM rating or higher, including nonaccrual, Management orders a new or updated appraisal if the current appraisal is more than 12 months old.  This practice complies with the new regulatory guidance dated December 12, 2010 and could potentially increase the Bank’s allowance for loan loss provision, depending on the results of the new appraisals.

Certain factors involved in the evaluation are inherently subjective, as they require material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans.

The analysis for determining the ALL is consistent with guidance set forth in generally accepted accounting principles (GAAP) and the Interagency Policy Statement on the Allowance for Loan and Lease Losses. The analysis has two components, specific and general allocations. The specific component addresses specific reserves established for impaired loans. A loan is considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all interest and principal payments due according to the originally contracted terms of the loan agreement.  Expected cash flow or collateral values discounted for market conditions and selling costs are used to establish specific allocations.

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

The following table shows the loans that were evaluated for the allowance for loan losses under a specific reserve (individually) and those that were evaluated under a general reserve (collectively), and the amount of the allowance established in each category as of March 31, 2011:

				Commercial
	Residential Real Estate 1-4 Family			Industrial &	Commercial
		Junior Liens &		Agricultural	Industrial &
(Dollars in thousands)	First Liens	Lines of Credit	Construction	Real Estate	Agricultural	Consumer	Total

March 31, 2011
Loans evaluated for allowance:
Individually	$1,016	$308	$9,283	$18,155	$2,291	$3	$31,056
Collectively	143,158	54,015	71,901	284,998	162,421	15,969	732,462
Total	$144,174	$54,323	$81,184	$303,153	$164,712	$15,972	$763,518

Allowance established for loans evaluated:
Individually	$171	$-	$1,284	$3,006	$693	$-	$5,154
Collectively	441	292	1,058	1,210	754	289	4,044
Allowance at March 31, 2011	$612	$292	$2,342	$4,216	$1,447	$289	$9,198

In the first quarter of 2011, $900 thousand was added to the allowance for loan losses (ALL) thorough the provision for loan loss expense.  This compares to a provision expense of $625 thousand for the first quarter of 2010.  The provision expense that was added to the ALL exceeded net charge-offs and the ALL increased from $8.8 million at year-end 2010 to $9.2 million at March 31, 2011.  The ALL as a percentage of loans improved to 1.20% from 1.18% at December 31, 2010.

Charged-off loans usually result from: (1) a borrower being legally relieved of loan repayment responsibility through bankruptcy, (2) insufficient collateral sale proceeds to repay a loan; or (3) the borrower and/or guarantor does not own other marketable assets that, if sold, would generate sufficient sale proceeds to repay a loan.

The Bank recorded net loan charges-off of $503 thousand for the quarter compared to $213 thousand in 2010. Residential real estate construction loans recorded the largest gross charge-offs for the quarter of $400 thousand. This charge-off was recorded in March 2011 for one nonaccrual credit. The annualized net loan charge-off ratio decreased to .27% from .45% at the end of 2010.

The following table presents an analysis of the allowance for loan losses at March 31, 2011:

				Commercial
	Residential Real Estate 1-4 Family			Industrial &	Commercial
		Junior Liens &		Agricultural	Industrial &
(Dollars in thousands)	First Liens	Lines of Credit	Construction	Real Estate	Agricultural	Consumer	Total

Allowance at December 31, 2010	$600	$352	$2,596	$3,358	$1,578	$317	$8,801
Charge-offs	(107)	(5)	(400)	(161)	-	(64)	(737)
Recoveries	11	-	-	193	-	30	234
Provision	108	(55)	146	826	(131)	6	900
Allowance at March 31, 2011	$612	$292	$2,342	$4,216	$1,447	$289	$9,198

Allowance for Loan Loss Ratios:	3/31/2011	12/31/2010	3/31/2010
Net loans charged-off as a percentage of average gross loans	0.27%	0.45%	0.21%
Net loans charged-off as a percentage of the provision for loan losses	55.89%	104.20%	64.75%
Allowance as a percentage of loans	1.20%	1.18%	1.27%

Management monitors the adequacy of the allowance for loan losses on an ongoing basis and reports its adequacy quarterly to the Credit Risk Oversight Committee of the Board of Directors. Management believes that the ALL at March 31, 2011 is adequate.

Other Assets:

Other intangible assets are comprised of a core deposit intangible and a customer list and are being amortized over the estimated useful life of the asset.

Deposits:

Total deposits increased $23.0 million during the first three months of 2011 to $757.3 million. Non-interest bearing deposits increased $10.3 million, while savings and interest-bearing checking deposits increased $14.1 million and time deposits decreased $1.5 million. The majority of the increase in non-interest bearing accounts came in state/municipal checking accounts. The Bank’s Money Management product increased $7.7 million due primarily to an increase in the Bank’s money market reciprocal deposit product available through Promontory Financial.  Retail time deposits decreased since year-end, as customers moved funds to more liquid accounts.  Brokered CDs increased $3.7 million, which includes new brokered CDs of $9.2 million, net of $5.5 million in CDARS reciprocal deposits maturities.  As of March 31, 2011, the Bank had $16.5 million in CDARS reciprocal deposits included in brokered time deposits.

The following table presents a summary of deposits outstanding at:

			Change
(Amounts in thousands)	3/31/2011	12/31/2010	Amount	%
Demand, noninterest-bearing checking	$100,647	$90,317	$10,330	11.4

Interest-bearing checking	108,309	103,918	4,391	4.2
Money market accounts	297,453	289,763	7,690	2.7
Savings accounts	50,185	48,138	2,047	4.3
Total interest-bearing checking and savings	455,947	441,819	14,128	3.2

Retail time deposits	156,258	161,399	(5,141)	(3.2)
Brokered time deposits	44,455	40,796	3,659	9.0
Total time deposits	200,713	202,195	(1,482)	(0.7)
Total deposits	$757,307	$734,331	$22,976	3.1

Overdrawn deposit accounts reclassified as loan balances	$126	$74

Borrowings:

The balance of securities sold under agreements to repurchase, which are accounted for as collateralized financings, increased $3.2 million from year-end and the long-term debt from the FHLB decreased $9.2 million due to the prepayment of one term loan as well as scheduled amortization and maturities.

Shareholders’ Equity:

Total shareholders’ equity increased $1.7 million to $84.3 million at March 31, 2011, compared to $82.6 million at the end of 2010.  The increase in retained earnings from the Corporation’s net income of $1.8 million was partially offset by the cash dividend of $1.1 million. The Corporation’s dividend payout ratio is 57.2% compared to 55.1% in 2010.  As capital levels become increasingly important during this difficult economic period, the Corporation decided to maintain its current dividend rate for the first and second quarters of 2011 as a sign of confidence to its shareholders. Management views the dividend payout as a critical piece of its capital management plan.  Additionally, the Corporation continues to explore other sources of capital as part of its capital management plan for the Corporation and the Bank.  The Corporation did not repurchase any shares of the Corporation’s common stock during the first three months of 2011.

Effective September 30, 2010, the Corporation amended its dividend reinvestment plan for shareholders electing to purchase additional shares of the Corporation’s common stock by reinvesting cash dividends paid on their shares or through optional cash payments.  Under the amended plan, the Corporation has modified the minimum and maximum amounts that may be invested pursuant to the voluntary cash payment option under the plan, provided for the investment of voluntary cash payments as frequently as weekly, permitted participants to make voluntary cash payments via direct draft (ACH transfer); and modified the formula for determining the purchase price with respect to shares purchased under the plan directly from the Corporation. The Corporation also authorized an additional one million (1,000,000) shares of common stock.  In the first quarter of 2011, these changes have added $272 thousand to capital.

Capital adequacy is currently defined by regulatory agencies through the use of several minimum required ratios.  At March 31, 2011, the Corporation was well capitalized as defined by the banking regulatory agencies.  Regulatory capital ratios for the Corporation and the Bank are shown below:

			Regulatory Ratios
				Well Capitalized
	March 31, 2011	December 31, 2010	Minimum	Minimum
Total Risk Based Capital Ratio (1)
Franklin Financial Services Corporation	11.74%	11.73%	8.00%	n/a
Farmers & Merchants Trust Company	11.21%	11.22%	8.00%	10.00%

Tier 1 Capital Ratio (2)
Franklin Financial Services Corporation	10.51%	10.54%	4.00%	n/a
Farmers & Merchants Trust Company	9.98%	10.02%	4.00%	6.00%

Leverage Ratio (3)
Franklin Financial Services Corporation	8.27%	8.16%	4.00%	n/a
Farmers & Merchants Trust Company	7.83%	7.73%	4.00%	5.00%

(1)Total risk-based capital / total risk-weighted assets, (2)Tier 1 capital / total risk-weighted assets, (3) Tier 1 capital / average quarterly assets

Economy

The Corporation’s primary market area includes Franklin, Fulton, Cumberland and Huntingdon County, PA.  This area is diverse in demographic and economic makeup.  County populations range from a low of approximately 15,000 in Fulton County to over 230,000 in Cumberland County.  At March 31, 2011, the unemployment rate for Pennsylvania decreased to 7.9% and the national rate was 9.0%, while the unemployment rate in the Corporation’s market area ranged from 7.3% in Cumberland County to 12.2% in Fulton County.  The unemployment rates for the Bank’s market area have remained high during the last three years along with state and national rates. As the recession lingers, housing prices have improved slightly over prior year, while mortgage delinquencies are consistent from the end of 2010.

The following table presents economic data:

Economic Data

	3/31/2011	12/31/2010
Unemployment Rate (seasonally adjusted)
Market area range (1)	7.30 - 12.2%	7.3% - 12.5%
Pennsylvania	8.2%	8.9%
United States	9.0%	9.6%

Housing Price Index - year over year change
PA, nonmetropolitan statistical area	0.7%	-1.5%
United States	-1.3%	-1.2%

Franklin County Building Permits - year over year change
Residential, estimated	26.8%	26.8%
Multifamily, estimated	-10.9%	-10.9%

Mortgage Delinquency
Market area range (1)	1.8 - 3.0%	1.8% - 3.0%
National	5.30%	5.30%

(1) Franklin, Cumberland, Fulton and Huntingdon Counties

Unlike many companies, the assets and liabilities of the Corporation are financial in nature. As such, interest rates and changes in interest rates may have a more significant effect on the Corporation’s financial results than on other types of industries. Because of this, the Corporation watches the actions of the Federal Reserve Open Market Committee (FOMC) as it makes decisions about interest rate changes. The Fed continued to hold the fed funds target rate steady at .25% in the first three months of 2011.

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

Corporate Checking. The prohibition against paying interest on corporate checking accounts has been lifted effective July 21, 2011.  The Bank is currently researching the best way to take advantage of this change. The Bank currently has $54 million in a sweep Repo product that it currently uses, for all intents and purposes, to pay interest on corporate checking accounts.  The net effect on interest expense cannot currently be determined, but will be dependent on the type of product developed and customers’ response to it.  Any reduction in the Repo product balance will improve the Bank’s liquidity by freeing up securities used as collateral.

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

Compensation. At least once every three years, companies must conduct a non-binding shareholder vote (say-on-pay) to approve the compensation of the CEO and the company’s “named executive officers”.  At least once every 6 years, shareholders must also vote on whether to hold the non-binding vote on executive compensation every 1, 2, or 3 years.  Additionally, banking regulators have established guidance that prohibits incentive-based compensation arrangements that encourage inappropriate risks that could lead to material financial loss to the institution.  Bank compensation plans will be required to be submitted to the appropriate regulator for review and monitoring of compliance. This is expected to increase compliance costs for the Corporation.

Liquidity

The Corporation must meet the financial needs of the customers that it serves, while providing a satisfactory return on the shareholders’ investment.  In order to accomplish this, the Corporation must maintain sufficient liquidity in order to respond quickly to the changing level of funds required for both loan and deposit activity.  The goal of liquidity management is to meet the ongoing cash flow requirements of depositors who want to withdraw funds and of borrowers who request loan disbursements. The Bank regularly reviews it liquidity position by measuring its projected net cash flows (in and out) at a 30 and 90-day interval.  The Bank stresses this measurement by assuming a level of deposit out-flows within 30 days that have not historically been realized. In addition to this forecast, other funding sources are reviewed as a method to provide emergency funding if necessary.  The objective of this measurement is to identify the amount of cash that could be raised quickly without the need to liquidate assets. The Bank believes it can meet all anticipated liquidity demands.

Historically, the Corporation has satisfied its liquidity needs from earnings, repayment of loans and amortizing investment securities, maturing investment securities, loan sales, deposit growth and its ability to access existing lines of credit.  All investments are classified as available for sale; therefore, securities that are not pledged as collateral for borrowings are an additional source of readily available liquidity, either by selling the security or, more preferably, to provide collateral for additional borrowing.  However, at March 31, 2011, the Bank had approximately $116 million (fair value) or 94% of its investment portfolio pledged as collateral.  The primary source of liquidity for the Bank is a line of credit with the FHLB. At March 31, 2011, the Bank had approximately $173 million available on this line of credit.

The Bank also has $26 million in unsecured lines of credit at three correspondent banks and approximately $31 million in funding available at the Federal Reserve Discount Window.  The Bank also has the ability to access other funding sources including wholesale borrowings and brokered CDs.  The Bank’s ability to access brokered CDs could be negatively affected if its capital level was to fall below “well capitalized.”

Off Balance Sheet Commitments and Contractual Obligations

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk.  These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments.  Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation.  Unused commitments and standby letters of credit totaled $229.1 million and $219.3 million, respectively, at March 31, 2011 and December 31, 2010.

The Corporation has entered into various contractual obligations to make future payments.  These obligations include time deposits, long-term debt, operating leases, deferred compensation and pension payments.  These amounts have not changed materially from those reported in the Corporation’s 2010 Annual Report on Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the Corporation’s exposure to market risk during the three months ended March 31, 2011. For more information on market risk refer to the Corporation’s 2010 Annual Report on Form 10-K.

Item 4.  Controls and Procedures

Evaluation of Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2011, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Changes in Internal Controls

There were no changes during the three months ended March 31, 2011 in the Corporation’s internal control over financial reporting which materially affected, or which are reasonably likely to affect, the Corporation’s internal control over financial reporting.

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

Item 1A. Risk Factors
There were no material changes in the Corporation’s risk factors during the three months ended March 31, 2011. For more information, refer to the Corporation’s 2010 Annual Report on Form 10-K.

Item 2.   Unregistered  Sales of Equity Securities and Use of Proceeds
The Corporation announced a stock repurchase plan on July 8, 2010 to repurchase up to 100,000 shares of the Corporation’s common stock over a 12 month time period. There were no shares purchased in 2011.  The Corporation did not issue any unregistered equity securities during the quarter ended March 31, 2011.

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

Franklin Financial Services Corporation

May 10, 2011	/s/ William E. Snell, Jr.
William E. Snell, Jr.
President and Chief Executive Officer
(Authorized Officer)

May 10, 2011	/s/ Mark R. Hollar
Mark R. Hollar
Treasurer and Chief Financial Officer
(Principal Financial Officer)