Form 10-Q
period 2011-06-30
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2011-08-09
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
 (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011,
OR

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

There were 3,956,850 outstanding shares of the Registrant’s common stock as of July 29, 2011.

Part I FINANCIAL INFORMATION

Item 1 Financial Statements

Consolidated Balance Sheets
(Dollars in thousands, except per share data)
(unaudited)

	June 30	December 31
	2011	2010

Assets
Cash and due from banks	$16,775	$11,528
Interest-bearing deposits in other banks	23,844	10,578
Total cash and cash equivalents	40,619	22,106
Investment securities available for sale, at fair value	132,449	117,616
Restricted stock	5,561	6,159
Loans	771,997	748,642
Allowance for loan losses	(10,150)	(8,801)
Net Loans	761,847	739,841
Premises and equipment, net	16,343	16,592
Bank owned life insurance	19,931	19,591
Goodwill	9,016	9,016
Other intangible assets	1,782	2,004
Other assets	18,982	18,964
Total assets	$1,006,530	$951,889

Liabilities
Deposits
Demand (non-interest bearing)	$105,808	$90,317
Savings and interest checking	480,831	441,819
Time	208,261	202,195
Total Deposits	794,900	734,331
Securities sold under agreements to repurchase	65,261	51,164
Long-term debt	49,304	70,885
Other liabilities	10,870	12,870
Total liabilities	920,335	869,250

Shareholders' equity
Common stock $1 par value per share, 15,000,000 shares authorized with 4,351,896 shares issued and 3,955,557 shares outstanding at June 30, 2011 and 4,317,058 shares issued and 3,919,108 shares outstanding at December 31, 2010	4,352	4,317
Capital stock without par value, 5,000,000 shares authorized with no shares issued or outstanding	-	-
Additional paid-in capital	33,709	33,096
Retained earnings	59,470	57,984
Accumulated other comprehensive loss	(4,249)	(5,642)
Treasury stock, 396,339 shares and 397,950 shares at cost at June 30, 2011 and December 31, 2010, respectively	(7,087)	(7,116)
Total shareholders' equity	86,195	82,639
Total liabilities and shareholders' equity	$1,006,530	$951,889

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Income
(Dollars in thousands, except per share data)
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30		June 30
	2011	2010	2011	2010

Interest income
Loans, including fees	$9,483	$9,691	$18,825	$19,242
Interest and dividends on investments:
Taxable interest	635	758	1,218	1,628
Tax exempt interest	330	397	674	869
Dividend income	26	10	51	27
Deposits and obligations of other banks	19	10	25	16
Total interest income	10,493	10,866	20,793	21,782

Interest expense
Deposits	1,755	2,204	3,424	4,563
Securities sold under agreements to repurchase	39	40	73	77
Short-term borrowings	-	-	1	-
Long-term debt	614	977	1,315	1,951
Total interest expense	2,408	3,221	4,813	6,591
Net interest income	8,085	7,645	15,980	15,191
Provision for loan losses	1,767	625	2,667	1,250
Net interest income after provision for loan losses	6,318	7,020	13,313	13,941

Noninterest income
Investment and trust services fees	1,058	1,007	1,990	2,024
Loan service charges	231	272	712	469
Mortgage banking activities	(45)	11	(35)	81
Deposit service charges and fees	597	593	1,134	1,171
Other service charges and fees	384	351	745	677
Increase in cash surrender value of life insurance	175	166	340	332
Other	81	22	106	70

OTTI losses on securities	(370)	-	(370)	(689)
Loss recognized in other comprehensive income (before taxes)	(315)	-	(315)	(434)
Net OTTI losses recognized in earnings	(55)	-	(55)	(255)

Securities gains, net	-	20	11	268
Total noninterest income	2,426	2,442	4,948	4,837

Noninterest Expense
Salaries and benefits	3,883	3,322	7,596	6,762
Net occupancy expense	496	496	1,028	1,019
Furniture and equipment expense	214	191	437	382
Advertising	351	283	643	583
Legal and professional fees	244	350	515	745
Data processing	487	502	868	879
Pennsylvania bank shares tax	173	152	337	308
Intangible amortization	111	114	224	229
FDIC insurance	256	288	567	580
Other	1,218	827	2,239	1,699
Total noninterest expense	7,433	6,525	14,454	13,186
Income before federal income taxes	1,311	2,937	3,807	5,592
Federal income tax (benefit) expense	(447)	778	199	1,459
Net income	$1,758	$2,159	$3,608	$4,133

Per share
Basic earnings per share	$0.45	$0.56	$0.92	$1.07
Diluted earnings per share	$0.45	$0.56	$0.92	$1.07
Cash dividends declared per share	$0.27	$0.27	$0.54	$0.54

The accompanying notes are an integral part of these financial statements.

The components of comprehensive income and related tax effects are as follows:

	For the Three Months Ended		For the Six Months Ended
(Dollars in thousands)	June 30		June 30
	2011	2010	2011	2010
Net Income	$1,758	$2,159	$3,608	$4,133

Securities:
Unrealized gains (losses) arising during the period	1,254	(690)	1,992	744
Reclassification adjustment for losses (gains) included in net income	55	(20)	44	(13)
Net unrealized gains (losses)	1,309	(710)	2,036	731
Tax effect	(445)	241	(693)	(249)
Net of tax amount	864	(469)	1,343	482

Derivatives:
Unrealized (losses) gains arising during the period	(344)	(677)	(279)	(1,015)
Reclassification adjustment for losses included in net income	180	174	356	354
Net unrealized (losses) gains	(164)	(503)	77	(661)
Tax effect	56	171	(27)	226
Net of tax amount	(108)	(332)	50	(435)

Pension:
Change in plan assets and benefit obligations	-	-	-	(191)
Reclassification adjustment for losses included in net income	-	-	-	-
Net unrealized losses	-	-	-	(191)
Tax effect	-	-	-	65
Net of tax amount	-	-	-	(126)

Total other comprehensive income (loss)	756	(801)	1,393	(79)
Total Comprehensive Income	$2,514	$1,358	$5,001	$4,054

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Changes in Shareholders' Equity
For the Six Months Ended June 30, 2011 and 2010
(unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
(Dollars in thousands, except per share data)	Stock	Capital	Earnings	Loss	Stock	Total

Balance at December 31, 2009	$4,299	$32,832	$54,566	$(5,138)	$(7,793)	$78,766

Comprehensive income:
Net income	-	-	4,133	-	-	4,133
Unrealized gain on securities, net of reclassification adjustments and taxes	-	-	-	482	-	482
Unrealized loss on hedging activities, net of reclassification adjustments and taxes	-	-	-	(435)	-	(435)
Pension adjustment, net of tax				(126)		(126)
Total Comprehensive income				-		4,054

Cash dividends declared, $.54 per share	-	-	(2,089)	-	-	(2,089)
Treasury shares issued under stock option plans: 1,051 shares	-	(2)	-	-	18	16
Treasury shares issued to dividend reinvestment plan: 24,251 shares	-	(24)	-	-	434	410
Balance at June 30, 2010	$4,299	$32,806	$56,610	$(5,217)	$(7,341)	$81,157

Balance at December 31, 2010	$4,317	$33,096	$57,984	$(5,642)	$(7,116)	$82,639

Comprehensive income:
Net income	-	-	3,608	-	-	3,608
Unrealized gain on securities, net of reclassification adjustments and taxes	-	-	-	1,343	-	1,343
Unrealized gain on hedging activities, net of reclassification adjustments and taxes	-	-	-	50	-	50
Total Comprehensive income				-		5,001

Cash dividends declared, $.54 per share	-	-	(2,122)	-	-	(2,122)
Treasury shares issued under stock option plans: 1,611 shares	-	(2)	-	-	29	27
Common stock issued to dividend reinvestment plan: 34,837 shares	35	615	-	-	-	650
Balance at June 30, 2011	$4,352	$33,709	$59,470	$(4,249)	$(7,087)	$86,195

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended June 30
	2011	2010
(Dollars in thousands)
Cash flows from operating activities
Net income	$3,608	$4,133
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	704	672
Net amortization of loans and investment securities	332	152
Amortization and net change in mortgage servicing rights valuation	128	73
Amortization of intangibles	224	229
Provision for loan losses	2,667	1,250
Net realized gains on sales of securities	(11)	(268)
OTTI losses on securities	55	255
Loans originated for sale	-	(920)
Proceeds from sale of loans	-	952
Gain on sales of loans	-	(32)
(Gain) loss on sale or disposal of premises and equipment	-	(4)
Net gain on sale or disposal of other real estate/other repossessed assets	(22)	-
Increase in cash surrender value of life insurance	(340)	(332)
Contribution to pension plan	(922)	(525)
Increase in interest receivable and other assets	126	239
(Decrease) increase in interest payable and other liabilities	(1,084)	130
Other, net	(584)	90
Net cash provided by operating activities	4,881	6,094

Cash flows from investing activities
Proceeds from sales of investment securities available for sale	880	6,378
Proceeds from maturities and paydowns of investment securities available for sale	10,710	15,341
Purchase of investment securities available for sale	(24,676)	(6,081)
Net decrease in restricted stock	598	-
Net increase in loans	(25,264)	(19,447)
Proceeds from sale of other real estate/other repossessed assets	142	440
Capital expenditures	(398)	(1,166)
Net cash used in investing activities	(38,008)	(4,535)

Cash flows from financing activities
Net increase in demand deposits, interesting-bearing checking and savings accounts	54,503	46,098
Net increase (decrease) in time deposits	6,066	(54,106)
Net increase in short-term borrowings	14,097	12,767
Long-term debt payments	(21,581)	(892)
Dividends paid	(2,122)	(2,089)
Common stock issued to dividend reinvestment plan	650	410
Common stock issued under stock option plans	27	16
Net cash provided by financing activities	51,640	2,204
Increase in cash and cash equivalents	18,513	3,763
Cash and cash equivalents at beginning of period	22,106	33,248
Cash and cash equivalents at end of period	$40,619	$37,011

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest on deposits and other borrowed funds	$4,953	$6,874
Income taxes	$1,750	$2,602
Noncash Activities
Loans transferred to Other Real Estate	$484	$-

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, and cash flows as of June 30, 2011, and for all other periods presented have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted.  It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s 2010 Annual Report on Form 10-K.  The consolidated results of operations for the period ended June 30, 2011 are not necessarily indicative of the operating results for the full year.  Management has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.

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

Earnings per share is computed based on the weighted average number of shares outstanding during each period end.  A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

	For the Three Months Ended		For the Six Months Ended
	June 30		June 30
(In thousands, except per share data)	2011	2010	2011	2010
Weighted average shares outstanding (basic)	3,942	3,880	3,934	3,874
Impact of common stock equivalents	3	3	4	2
Weighted average shares outstanding (diluted)	3,945	3,883	3,938	3,876
Anti-dilutive options excluded from the calculation	70	76	70	76
Net income	$1,758	$2,159	$3,608	$4,133
Basic earnings per share	$0.45	$0.56	$0.92	$1.07
Diluted earnings per share	$0.45	$0.56	$0.92	$1.07

Note 2 – Recent Accounting Pronouncements

Presentation of Comprehensive Income.  The provisions of this ASU amend FASB ASC Topic 220, Comprehensive Income, to facilitate the continued alignment of U.S. GAAP with International Accounting Standards.  The ASU prohibits the presentation of the components of comprehensive income in the statement of stockholder’s equity.  Reporting entities are allowed to present either: a statement of comprehensive income, which reports both net income and other comprehensive income; or separate, but consecutive, statements of net income and other comprehensive income.  Under previous GAAP, all 3 presentations were acceptable.  Regardless of the presentation selected, the Reporting Entity is required to represent all reclassifications between other comprehensive and net income on the face of the new statement or statements.  The provisions of this ASU are effective for fiscal years and interim periods beginning after December 31, 2011 for public entities.  As the two remaining options for presentation existed prior to the issuance of this ASU, early adoption is permitted. The Corporation early adopted ASU 2011-05 effective with the quarter ended June 30, 2011

Receivables – Troubled Debt Restructurings by Creditors.   The FASB has issued this Update to clarify the accounting principles applied to loan modifications, as defined by FASB ASC Subtopic 310-40, Receivables – Troubled Debt Restructurings by Creditors.  The update clarifies guidance on a creditor’s evaluation of whether or not a concession has been granted, with an emphasis on evaluating all aspects of the modification rather than a focus on specific criteria, such as the effective interest rate test, to determine a concession.  The Update goes on to provide guidance on specific types of modifications such as changes in the interest rate of the borrowing, and insignificant delays in payments, as well as guidance on the creditor’s evaluation of whether or not a debtor is experiencing financial difficulties.  For public entities, the amendments in the Update are effective for the first interim or annual periods beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  The entity should also disclose information required by ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which had previously been deferred by ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, for interim and annual periods beginning on or after June 15, 2011.  Early adoption is permitted.  The Corporation is in the process of analyzing the loan portfolio to properly identify loans that may be determined to be Troubled Debt Restructuring loans.  The results of this analysis could increase future charge-off and nonaccrual balances.

Note 3 – Accumulated Other Comprehensive Income

The components of accumulated other comprehensive loss included in shareholders' equity are as follows:

(Dollars in thousands)	June 30,	December 31,
	2011	2010

Net unrealized gains (losses) on securities	$1,010	$(1,026)
Tax effect	(344)	349
Net of tax amount	666	(677)

Net unrealized losses on derivatives	(1,675)	(1,752)
Tax effect	569	596
Net of tax amount	(1,106)	(1,156)

Accumulated pension adjustment	(5,771)	(5,771)
Tax effect	1,962	1,962
Net of tax amount	(3,809)	(3,809)
Total accumulated other comprehensive loss	$(4,249)	$(5,642)

Note 4 – Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Bank generally holds collateral and/or personal guarantees supporting these commitments.  The Bank had $27.9 million and $20.5 million of standby letters of credit as of June 30, 2011 and December 31, 2010, respectively. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The amount of the liability as of June 30, 2011 and December 31, 2010 for guarantees under standby letters of credit issued was not material.

Note 5 - Investments

The amortized cost and estimated fair value of investment securities available for sale as of June 30, 2011 and December 31, 2010 are:

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
June 30, 2011	cost	gains	losses	Value
Equity securities	$3,256	$182	$(524)	$2,914
Obligations of U.S. Government agencies	17,307	94	(27)	17,374
Obligations of state and political subdivisions	39,172	1,610	(27)	40,755
Corporate debt securities	2,537	56	(42)	2,551
Trust Preferred securities	5,884	-	(896)	4,988
Mortgage-backed securities
Agency	59,371	1,110	(187)	60,294
Non-Agency	3,842	19	(339)	3,522
Asset-backed securities	70	-	(19)	51
	$131,439	$3,071	$(2,061)	$132,449

		Gross	Gross
(Dollars in thousands)	Amortized	unrealized	unrealized	Fair
December 31, 2010	cost	gains	losses	Value
Equity securities	$4,126	$50	$(538)	$3,638
Obligations of U.S. Government agencies	14,780	61	(56)	14,785
Obligations of state and political subdivisions	39,477	894	(419)	39,952
Corporate debt securities	2,647	64	(46)	2,665
Trust Preferred securities	5,875	-	(1,678)	4,197
Mortgage-backed securities
Agency	47,239	1,104	(46)	48,297
Non-Agency	4,424	20	(415)	4,029
Asset-backed securities	74	-	(21)	53
	$118,642	$2,193	$(3,219)	$117,616

The amortized cost of securities pledged as collateral to secure various funding sources was $122.4 million at June 30, 2011 and $108.7 million at December 31, 2010.

The amortized cost and fair value of debt securities as of June 30, 2011, by contractual maturity are shown below. Actual maturities may differ from contractual maturities because of prepayment or call options embedded in the securities.

	Amortized	Fair
(Dollars in thousands)	cost	Value
Due in one year or less	$4,870	$4,891
Due after one year through five years	16,486	17,018
Due after five years through ten years	14,209	14,828
Due after ten years	29,405	28,982
	64,970	65,719
Mortgage-backed securities	63,213	63,816

	$128,183	$129,535

At June 30, 2011, the investment portfolio contained 66 securities with $33.1 million of temporarily impaired fair value and $2.1 million in unrealized losses. This position is improved from year-end 2010 when there were 85 securities with an unrealized loss of $3.2 million. Nearly every sector realized an improvement in the level of unrealized loss with the trust preferred investment category showing the largest improvement as its unrealized loss declined from $1.7 million at year-end to $896 thousand at June 30, 2011.

The following table reflects temporary impairment in the investment portfolio (excluding restricted stock), aggregated by investment category, length of time that individual securities have been in a continuous unrealized loss position and the number of securities in each category as of June 30, 2011 and December 31, 2010:

	June 30, 2011
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Number	Value	Losses	Number	Value	Losses	Number

Equity securities	$1	$(1)	1	$1,862	$(523)	20	$1,863	$(524)	21
Obligations of U.S. Government agencies	33	(1)	1	6,206	(26)	12	6,239	(27)	13
Obligations of state and political subdivisions	1,740	(21)	4	300	(6)	1	2,040	(27)	5
Corporate debt securities	-	-	-	1,968	(42)	2	1,968	(42)	2
Trust Preferred securities	-	-	-	4,988	(896)	7	4,988	(896)	7
Mortgage-backed securities
Agency	14,034	(187)	11	-	-	-	14,034	(187)	11
Non-Agency	-	-	-	1,940	(339)	4	1,940	(339)	4
Asset-backed securities	-	-	-	51	(19)	3	51	(19)	3
Total temporarily impaired securities	$15,808	$(210)	17	$17,315	$(1,851)	49	$33,123	$(2,061)	66

	December 31, 2010
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Number	Value	Losses	Number	Value	Losses	Number

Equity securities	$1	$(1)	1	$3,261	$(537)	20	$3,262	$(538)	21
Obligations of U.S. Government agencies	3,476	(17)	2	6,433	(39)	14	9,909	(56)	16
Obligations of state and political subdivisions	11,861	(405)	24	292	(14)	1	12,153	(419)	25
Corporate debt securities	-	-	-	1,968	(46)	2	1,968	(46)	2
Trust Preferred securities	-	-	-	4,196	(1,678)	7	4,196	(1,678)	7
Mortgage-backed securities
Agency	9,859	(46)	6	-	-	-	9,859	(46)	6
Non-Agency	-	-	-	2,676	(415)	5	2,676	(415)	5
Asset-backed securities	-	-	-	53	(21)	3	53	(21)	3
Total temporarily impaired securities	$25,197	$(469)	33	$18,879	$(2,750)	52	$44,076	$(3,219)	85

The following table provides additional detail about trust preferred securities as of June 30, 2011:

Trust Preferred Securities
(Dollars in thousands)
Deal Name	Single Issuer or Pooled	Class	Amortized Cost	Fair Value	Gross Unrealized Gain (Loss)	Lowest Credit Rating Assigned	Number of Banks Currently Performing	Deferrals and Defaults as % of Original Collateral	Expected Deferral/ Defaults as a Percentage of Remaining Performing Collateral

Huntington Cap Trust	Single	Preferred Stock	$929	$781	$(148)	B	1	None	None
Huntington Cap Trust II	Single	Preferred Stock	874	749	(125)	B	1	None	None
BankAmerica Cap III	Single	Preferred Stock	956	781	(175)	BB	1	None	None
Wachovia Cap Trust II	Single	Preferred Stock	273	249	(24)	Baa2	1	None	None
Corestates Captl Tr II	Single	Preferred Stock	924	822	(102)	Baa1	1	None	None
Chase Cap VI JPM	Single	Preferred Stock	957	822	(135)	BBB	1	None	None
Fleet Cap Tr V	Single	Preferred Stock	971	784	(187)	BB	1	None	None
			$5,884	$4,988	$(896)

The following table provides additional detail about private label mortgage-backed securities as of June 30, 2011:

Private Label Mortgage Backed Securities
(Dollars in thousands)
				Gross				Cummulative
	Orgination	Amortized	Fair	Unrealized	Collateral	Lowest Credit	Credit	OTTI
Decscription	Date	Cost	Value	Gain (Loss)	Type	Rating Assigned	Support %	Charges
RALI 2003-QS15 A1	8/1/2003	$366	$366	$-	ALT A	A1	11.26	$-
RALI 2004-QS4 A7	3/1/2004	516	518	2	ALT A	AA	12.53	-
MALT 2004-6 7A1	6/1/2004	681	698	17	ALT A	BB	10.90	-
RALI 2005-QS2 A1	2/1/2005	602	550	(52)	ALT A	CCC	7.31	-
RALI 2006-QS4 A2	4/1/2006	869	715	(154)	ALT A	D	-	218
GSR 2006-5F 2A1	5/1/2006	352	283	(69)	Prime	CCC	3.81	-
RALI 2006-QS8 A1	7/28/2006	456	392	(64)	ALT A	D	-	172
		$3,842	$3,522	$(320)				$390

For more information concerning investments, refer to the Investment Securities discussion in the Financial Condition section of Management’s Discussion and Analysis.

Note 6 – Loans

A summary of loans outstanding, by primary collateral, at the end of the reporting period is as follows:

			Change
(Dollars in thousands)	June 30, 2011	December 31, 2010	Amount	%
Residential Real Estate 1-4 Family
First liens	$142,271	$144,128	$(1,857)	(1.3)
Junior liens and lines of credit	53,719	56,694	(2,975)	(5.2)
Total	195,990	200,822	(4,832)	(2.4)
Residential real estate - construction	65,367	79,557	(14,190)	(17.8)
Commercial, industrial and agricultural real estate	320,724	304,195	16,529	5.4
Commercial, industrial and agricultural	175,064	146,672	28,392	19.4
Consumer	14,852	17,396	(2,544)	(14.6)
	771,997	748,642	23,355	3.1
Less: Allowance for loan losses	(10,150)	(8,801)	(1,349)	15.3
Net Loans	$761,847	$739,841	$22,006	3.0

Included in the loan balances are the following:
Net unamortized deferred loan costs	$539	$567
Unamortized discount on purchased loans	$(190)	$(220)
Loans pledged as collateral for borrowings and commitments from:
FHLB	$713,750	$648,272
Federal Reserve Bank	48,566	53,682
	$762,316	$701,954

Note 7 – Loan Quality

The following table presents, by loan segment, the Allowance for Loan Losses (ALL) for the periods ended:

				Commercial
	Residential Real Estate 1-4 Family			Industrial &	Commercial
		Junior Liens &		Agricultural	Industrial &
(Dollars in thousands)	First Liens	Lines of Credit	Construction	Real Estate	Agricultural	Consumer	Total

ALL at March 31, 2011	$612	$292	$2,342	$4,216	$1,447	$289	$9,198
Charge-offs	(45)	(172)	(337)	(261)	(41)	(50)	(906)
Recoveries	17	5	-	47	4	18	91
Provision	(55)	188	387	642	451	154	1,767
ALL at June 30, 2011	$529	$313	$2,392	$4,644	$1,861	$411	$10,150

ALL at December 31, 2010	$600	$352	$2,596	$3,358	$1,578	$317	$8,801
Charge-offs	(152)	(177)	(737)	(422)	(41)	(114)	(1,643)
Recoveries	28	5	-	240	4	48	325
Provision	53	133	533	1,468	320	160	2,667
ALL at June 30, 2011	$529	$313	$2,392	$4,644	$1,861	$411	$10,150

ALL at December 31, 2009	$550	$278	$3,087	$4,175	$752	$95	$8,937
Charge-offs	(107)	(165)	(982)	(1,736)	(232)	(452)	(3,674)
Recoveries	19	10	53	18	61	142	303
Provision	138	229	438	901	997	532	3,235
ALL at December 31, 2010	$600	$352	$2,596	$3,358	$1,578	$317	$8,801

The following table presents, by loan segment, loans that were evaluated for the ALL under the specific reserve (individually) and those that were evaluated under the general reserve (collectively) as of June 30, 2011 and December 31, 2010.

				Commercial
	Residential Real Estate 1-4 Family			Industrial &	Commercial
		Junior Liens &		Agricultural	Industrial &
(Dollars in thousands)	First Liens	Lines of Credit	Construction	Real Estate	Agricultural	Consumer	Total

June 30, 2011
Loans evaluated for allowance:
Individually	$691	$414	$12,705	$21,757	$1,400	$-	$36,967
Collectively	141,580	53,305	52,662	298,967	173,664	14,852	735,030
Total	$142,271	$53,719	$65,367	$320,724	$175,064	$14,852	$771,997

ALL established for loans evaluated:
Individually	$202	$3	$1,211	$3,980	$681	$-	$6,077
Collectively	327	310	1,181	664	1,180	411	4,073
ALL at June 30, 2011	$529	$313	$2,392	$4,644	$1,861	$411	$10,150

December 31, 2010
Loans evaluated for allowance:
Individually	$965	$408	$7,988	$21,425	$2,398	$3	$33,187
Collectively	143,163	56,286	71,569	282,770	144,274	17,393	715,455
Total	$144,128	$56,694	$79,557	$304,195	$146,672	$17,396	$748,642

ALL established for loans evaluated:
Individually	$179	$4	$1,566	$2,170	$854	$3	$4,776
Collectively	421	348	1,030	1,188	724	314	4,025
ALL at December 31, 2010	$600	$352	$2,596	$3,358	$1,578	$317	$8,801

The following table shows additional information about those loans considered to be impaired at June 30, 2011 and December 31, 2010:

	Impaired Loans
	With No Allowance		With Allowance
(Dollars in thousands)		Unpaid		Unpaid
	Recorded	Principal	Recorded	Principal	Related
June 30, 2011	Investment	Balance	Investment	Balance	Allowance
Residential Real Estate 1-4 Family
First liens	$85	$153	$537	$538	$202
Junior liens and lines of credit	248	248	166	166	3
Total	333	401	703	704	205
Residential real estate - construction	4,471	4,471	8,111	8,234	1,211
Commercial, industrial and agricultural real estate	377	3,499	18,139	18,258	3,980
Commercial, industrial and agricultural	-	-	1,363	1,400	681
Consumer	-	-	-	-	-
Total	$5,181	$8,371	$28,316	$28,596	$6,077

	Impaired Loans
December 31, 2010	With No Allowance		With Allowance
Residential Real Estate 1-4 Family
First liens	$-	$-	$965	$971	$179
Junior liens and lines of credit	122	122	286	286	4
Total	122	122	1,251	1,257	183
Residential real estate - construction	3,958	3,958	4,030	4,030	1,566
Commercial, industrial and agricultural real estate	7,307	7,378	14,118	14,312	2,170
Commercial, industrial and agricultural	51	52	2,347	2,386	854
Consumer	-	-	3	3	3
Total	$11,438	$11,510	$21,749	$21,988	$4,776

The following table shows the average of impaired loans and related interest income for the three and six months ended June 30, 2011:

	Three Months Ended		Six Months Ended
	June 30, 2011		June 30, 2011
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Residential Real Estate 1-4 Family
First liens	$556	$1	$787	$11
Junior liens and lines of credit	350	-	326	1
Total	906	1	1,113	12
Residential real estate - construction	10,933	27	10,214	63
Commercial, industrial and agricultural real estate	18,666	38	18,574	155
Commercial, industrial and agricultural	1,323	7	1,827	18
Consumer	-	-	1	-
Total	$31,828	$73	$31,729	$248

The following table presents a summary of nonperforming assets as of June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
		% of Loan		% of Loan
(Dollars in thousands)	Balance	Segment	Balance	Segment

Nonaccrual loans
Residential Real Estate 1-4 Family
First liens	$676	0.48%	$691	0.48%
Junior liens and lines of credit	307	0.57%	122	0.22%
Total	983	0.50%	813	0.40%
Residential real estate - construction	10,365	15.86%	6,500	8.17%
Commercial, industrial and agricultural real estate	10,661	3.32%	13,003	4.27%
Commercial, industrial and agricultural	1,537	0.88%	1,668	1.14%
Consumer	-	-	-	-
Total nonaccrual loans	$23,546		$21,984

Loans past due 90 days or more and not included above
Residential Real Estate 1-4 Family
First liens	$1,417		$1,093
Junior liens and lines of credit	447		833
Total	1,864		1,926
Residential real estate - construction	1,827		911
Commercial, industrial and agricultural real estate	3,798		2,343
Commercial, industrial and agricultural	1,653		244
Consumer	19		125
Total loans past due 90 days or more and still accruing	9,161		5,549

Total nonperforming loans	32,707		27,533

Other real estate	492		618
Total nonperforming assets	$33,199		$28,151

Restructured Loans (TDRs)
Performing	$3,183		$656
Non-performing (included above)	2,217		-
Total TDRs	$5,400		$656

Nonaccrual loans to total gross loans	3.05%		2.94%
Nonperforming loans to total gross loans	4.24%		3.68%
Nonperforming assets to total assets	3.30%		2.96%
Allowance for loan losses to nonperforming loans	31.03%		31.97%

The following table presents the aging of payments of the loan portfolio:
		Loans Past Due and Stll Accruing					Total
(Dollars in thousands)	Current	30-59 Days	60-89 Days	90 Days+	Total	Non-Accrual	Loans
June 30, 2011
Residential Real Estate 1-4 Family
First liens	$139,845	$-	$333	$1,417	$1,750	$676	$142,271
Junior liens and lines of credit	52,896	-	69	447	516	307	53,719
Total	192,741	-	402	1,864	2,266	983	195,990
Residential real estate - construction	50,622	2,553	-	1,827	4,380	10,365	65,367
Commercial, industrial and agricultural real estate	301,190	938	4,137	3,798	8,873	10,661	320,724
Commercial, industrial and agricultural	171,574	300	-	1,653	1,953	1,537	175,064
Consumer	14,777	-	56	19	75	-	14,852
Total	$730,904	$3,791	$4,595	$9,161	$17,547	$23,546	$771,997

December 31, 2010
Residential Real Estate 1-4 Family
First liens	$140,711	$979	$654	$1,093	$2,726	$691	$144,128
Junior liens and lines of credit	55,723	16	-	833	849	122	56,694
Total	196,434	995	654	1,926	3,575	813	200,822
Residential real estate - construction	72,146	-	-	911	911	6,500	79,557
Commercial, industrial and agricultural real estate	285,050	3,786	13	2,343	6,142	13,003	304,195
Commercial, industrial and agricultural	142,829	1,786	145	244	2,175	1,668	146,672
Consumer	17,077	164	30	125	319	-	17,396
Total	$713,536	$6,731	$842	$5,549	$13,122	$21,984	$748,642

The following table reports the internal credit rating for those loans in the portfolio that are assigned an individual credit rating (primarily commercial loans):

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total

June 30, 2011
Residential Real Estate 1-4 Family
First liens	$44,905	$1,500	$3,098	$-	$49,503
Junior liens and lines of credit	9,806	214	414	-	10,434
Total	54,711	1,714	3,512	-	59,937
Residential real estate - construction	45,855	5,791	12,664	-	64,310
Commercial, industrial and agricultural real estate	276,259	24,249	20,216	-	320,724
Commercial, industrial and agricultural	161,194	6,176	7,694	-	175,064
Total	$538,019	$37,930	$44,086	$-	$620,035

December 31, 2010
Residential Real Estate 1-4 Family
First liens	$40,051	$1,821	$3,299	$-	$45,171
Junior liens and lines of credit	10,565	68	391	-	11,024
Total	50,616	1,889	3,690	-	56,195
Residential real estate - construction	59,097	6,671	11,892	-	77,660
Commercial, industrial and agricultural real estate	273,279	8,481	22,435	-	304,195
Commercial, industrial and agricultural	132,981	6,383	7,308	-	146,672
Total	$515,973	$23,424	$45,325	$-	$584,722

For loans that are not assigned an individual credit rating (primarily consumer and residential mortgage loans), the Bank evaluates credit quality based on the aging status of the loan (previously presented) and the performing status.  The following table presents the performance status on selected loans:

(Dollars in thousands)	June 30, 2011
	Consumer		Residential Real Estate
	Lines of Credit	Installment	Home Equity Lines	Mortgages	Total
Performing	$3,236	$11,597	$18,280	$117,068	$150,181
Non-performing	-	19	33	1,729	1,781
Total	$3,236	$11,616	$18,313	$118,797	$151,962

	December 31, 2010
	Consumer		Residential Real Estate
	Lines of Credit	Installment	Home Equity Lines	Mortgages	Total
Performing	$3,231	$14,040	$17,939	$127,236	$162,446
Non-performing	11	114	99	1,250	1,474
Total	$3,242	$14,154	$18,038	$128,486	$163,920

The following table presents information on the Bank’s Troubled Debt Restructuring (TDR) loans:

			New Troubled Debt		Troubled Debt Restructings
			Restructings in		that Subsequently Defaulted
(Dollars in thousands)	Troubled Debt Restructings		YTD Period		during YTD Period
	Number of	Recorded	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment	Contracts	Investment
June 30, 2011
Commercial, industrial and agricultural	9	$5,400	7	$4,767	2	$633
Total	9	$5,400	7	$4,767	2	$633

December 31, 2010
Commercial, industrial and agricultural	1	$656	-	$-	-	$-
Total	1	$656	-	$-	-	$-

Note 8 – Pensions

The components of pension expense for the periods presented are as follows:

	Three months ended		Six months ended
	June 30		June 30
(Dollars in thousands)	2011	2010	2011	2010
Components of net periodic (benefit) cost:
Service cost	$84	$91	$187	$183
Interest cost	180	185	362	371
Expected return on plan assets	(188)	(209)	(376)	(419)
Recognized net actuarial loss	91	43	180	86
Net periodic cost	$167	$110	$353	$221

The Bank expects its pension expense to increase in 2011 compared to 2010.  The Bank expects to contribute $1.9 million to its pension plan in 2011.  This contribution will meet the minimum funding requirements.

Note 9 – Mortgage Servicing Rights

Activity pertaining to mortgage servicing rights and the related valuation allowance follows:

	Six Months Ended
	June 30
(Dollars in thousands)	2011	2010
Cost of mortgage servicing rights:
Beginning balance	$933	$1,190
Originations	-	10
Amortization	(97)	(134)
Ending balance	$836	$1,066

Valuation allowance:
Beginning balance	$(330)	$(476)
Valuation charges	(43)	-
Valuation reversals	12	60
Ending balance	$(361)	$(416)

Mortgage servicing rights cost	$836	$1,066
Valuation allowance	(361)	(416)
Carrying value	$475	$650

Fair value	$475	$650

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

The estimated fair value of the Corporation's financial instruments are as follows:
	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	$40,619	$40,619	$22,106	$22,106
Investment securities available for sale	132,449	132,449	117,616	117,616
Restricted stock	5,561	5,561	6,159	6,159
Net loans	761,847	775,491	739,841	750,944
Accrued interest receivable	3,888	3,888	3,662	3,662
Mortgage servicing rights	475	475	603	603

Financial liabilities:
Deposits	$794,900	$798,025	$734,331	$737,274
Securities sold under agreements to repurchase	65,261	65,261	51,164	51,164
Long-term debt	49,304	51,752	70,885	74,695
Accrued interest payable	617	617	757	757
Interest rate swaps	1,675	1,675	1,752	1,752

The preceding information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Corporation’s financial instruments reported above at June 30, 2011 and December 31, 2010:

Cash and Cash Equivalents:  For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Investment securities available for sale: The fair value of investment securities is determined in accordance with the methods described under FASB ASC Topic 820, Fair Value Measurements and Disclosures, as discussed in the fair value hierarchy.

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

Fair Value Hierarchy

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

For financial assets and liabilities measured at fair value on a recurring basis, there were no transfers of financial assets or liabilities between Level 1 and Level 2 during the period ending June 30, 2011.

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollars in Thousands)	Fair Value at June 30, 2011
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities	$2,914	$-	$-	$2,914
Obligations of U.S. Government agencies	-	17,374	-	17,374
Obligations of state and political subdivisions	-	40,755	-	40,755
Corporate debt securities	-	2,551	-	2,551
Trust Preferred Securities	-	4,988	-	4,988
Mortgage-backed securities
Agency	-	60,294	-	60,294
Non-Agency	-	3,522	-	3,522
Asset-backed securities	-	51	-	51
Total assets	$2,914	$129,535	$-	$132,449

Liability Description
Interest rate swaps	$-	$1,675	$-	$1,675
Total liabilities	$-	$1,675	$-	$1,675

(Dollars in Thousands)	Fair Value at December 31, 2010
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities	$3,638	$-	$-	$3,638
Obligations of U.S. Government agencies	-	14,785	-	14,785
Obligations of state and political subdivisions	-	39,952	-	39,952
Corporate debt securities	-	2,665	-	2,665
Trust Preferred Securities	-	4,197	-	4,197
Mortgage-backed securities
Agency	-	48,297	-	48,297
Non-Agency	-	4,029	-	4,029
Asset-backed securities	-	53	-	53
Total assets	$3,638	$113,978	$-	$117,616

Liability Description
Interest rate swaps	$-	$1,752	$-	$1,752
Total liabilities	$-	$1,752	$-	$1,752

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

For financial assets and liabilities measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollars in Thousands)
	Fair Value at June 30, 2011
Asset Description	Level 1	Level 2	Level 3	Total
Impaired loans with specific allowance	$-	$-	$22,239	$22,239
Other real estate owned	-	-	492	492
Mortgage servicing rights	-	-	475	475
Total assets	$-	$-	$23,206	$23,206

(Dollars in Thousands)	Fair Value at December 31, 2010
Asset Description	Level 1	Level 2	Level 3	Total
Impaired loans with specific allowance	$-	$-	$16,973	$16,973
Other real estate owned	-	-	618	618
Mortgage servicing rights	-	-	603	603
Total assets	$-	$-	$18,194	$18,194

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

Other real estate: The fair value of other real estate, upon initial recognition, is estimated using Level 2 inputs within the fair value hierarchy based on observable market data and Level 3 inputs based on customized discounting criteria.  In connection with the measurement and initial recognition of the foregoing assets, the Corporation recognizes charge-offs through the allowance for loan losses.  Declines in fair value of other real estate subsequent to initial recognition are recorded in other expenses in the Corporation’s statement of operations.

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

Information regarding the interest rate swaps as of June 30, 2011 follows:

(Dollars in thousands)				Amount Expected to
				be Expensed into
Notional	Maturity	Interest Rate		Earnings within the
Amount	Date	Fixed	Variable	next 12 Months

$10,000	5/30/2013	3.60%	0.03%	$358
$10,000	5/30/2015	3.87%	0.03%	$385

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

Fair Value of Derivative Instruments in the Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010 are as follows:

Fair Value of Derivative Instruments
(Dollars in thousands)		Balance Sheet
Date	Type	Location	Fair Value
June 30, 2011	Interest rate contracts	Other liabilities	$1,675
December 31, 2010	Interest rate contracts	Other liabilities	$1,752

The Effect of Derivative Instruments on the Statement of Income for the Three and Six Months Ended June 30, 2011 and 2010 follows:

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships
(Dollars in thousands)
		Location of	Amount of Gain
		Gain or (Loss)	or (Loss)
	Amount of Gain or (Loss)	Reclassified from	Reclassified from	Location of Gain or	Amount of Gain or
	Recognized in OCI	Accumulated OCI	Accumulated OCI	(Loss) Recognized in	(Loss) Recognized in
	net of tax on Derivative	into Income	into Income	Income on Derivative	Income on Derivative
Type / Date	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)

Interest Rate Contracts

Three months ended:
June 30, 2011	$(108)	Interest Expense	$(180)	Other income (expense)	$-
June 30, 2010	$(332)	Interest Expense	$(174)	Other income (expense)	$-

Six months ended:
June 30 2011	$50	Interest Expense	$(356)	Other income (expense)	$-
June 30, 2010	$(435)	Interest Expense	$(354)	Other income (expense)	$-

Note 12 – Reclassifications

Certain prior period amounts may have been reclassified to conform to the current year presentation.  Such reclassifications did not affect reported net income.

Note 13 – Subsequent Events

In July 2011, the Bank recorded a charge-off of $1.9 million on two commercial real estate secured loans to two related entities. The loans were part of a shared national credit in which the Bank was participating and the action was the result of regulatory direction after review of the credit at the lead bank.  Of the $1.9 million charge-off, $1.1 million was 30 – 89 days past due and $800 thousand was 90 days or more past due at June 30, 2011.  The $1.9 million charge-off was specifically reserved in the Bank’s June 30, 2011 allowance for loan loss calculation.

Item 2

Management’s Discussion and Analysis of Results of Operations and Financial Condition
For the Three and Six Month Period Ended June 30, 2011 and 2010

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

Results of Operations

Year-to-Date Summary
At June 30, 2011, for the first time in the Corporation’s history, total assets exceeded $1 billion, with total assets of $1.01 billion, an increase of $54.6 million from December 31, 2010.  The Corporation reported net income for the first six months of 2011 of $3.6 million.  This is a 12.7% decrease versus net income of $4.1 million for the same period in 2010. Total revenue (interest income and noninterest income) decreased $878 thousand year-over-year. Interest income decreased $989 thousand, due primarily to a decrease in interest on investments, while noninterest income increased due to an increase in loan service charges. Higher salary and benefit expense, as well as prepayment penalties on term loans, contributed to the increase in noninterest expense.   The provision for loan losses was $2.7 millions for the period, $1.4 million more than in 2010.  Diluted earnings per share decreased to $.92 in 2011 from $1.07 in 2010. Net loans grew to $761.8 million and total deposits increased to $794.9 million.

Other key performance ratios as of, or for the six months ended June 30, 2011 and 2010 (on an annualized basis) are listed below:

	2011	2010
Return on average equity (ROE)	8.64%	10.21%
Return on average assets (ROA)	.74%	.84%
Return on average tangible average equity(1)	10.23%	12.40%
Return on average tangible average assets(1)	.77%	.89%
Net interest margin	3.73%	3.46%
Efficiency ratio	66.56%	64.25%

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

A more detailed discussion of the operating results for the three months ended June 30, 2011 follows:

Comparison of the three months ended June 30, 2011 to the three months ended June 30, 2010:

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

Tax equivalent interest income for the second quarter of 2011 remained flat quarter over quarter.  Average interest-earning assets increased $22.6 million from 2010 and the yield on these assets decreased by 12 basis points.  The average balance of investment securities decreased $5.0 million quarter over quarter due to pay downs, maturities and sales in the portfolio, net of investment purchases.  Total average loans increased $12.9 million (1.7%) quarter over quarter.  Average commercial loans increased $39.8 million, but the increase was partially offset by a decrease in the average balance of mortgage and consumer loans.  Average mortgage loans decreased $8.4 million, as the majority of new mortgage originations are sold in the secondary market and the portfolio continues to runoff.  Average consumer loans, including home equity loans, decreased $18.4 million, as consumers continue to borrow less during the economic recession and the indirect lending portfolio continues to run-off as the Bank exited this business in early 2010 and no new loans have been booked.

Interest expense was $2.4 million for the second quarter, a decrease of $813 thousand from the 2010 total of $3.2 million.  Average interest-bearing liabilities decreased $760 thousand to $797.6 million for 2011 from an average balance of $798.4 million in 2010.  The average cost of these liabilities decreased from 1.62% in 2010 to 1.21% in 2011.  Average interest-bearing deposits increased $35.3 million, due to increases in interest checking and savings accounts ($34.4 million) and money management deposits ($39.8 million), but this increase was somewhat offset by decreases in certificates of deposit ($19.1 million). The cost of interest-bearing deposits decreased from 1.38% to 1.04%.  Securities sold under agreements to repurchase (Repos) have decreased $500 thousand on average over the prior year quarter and the average rate has remained constant at .25%.   The average balance of long-term debt decreased by $35.5 million due to scheduled amortization and maturities, as well as a prepayment of $15.6 million on three Federal Home Loan Bank of Pittsburgh (FHLB) advances.

The changes in the balance sheet and interest rates resulted in an increase in tax equivalent net interest income of $440 thousand to $8.1 million in 2011 compared to $7.6 million in 2010.  The Bank’s net interest margin increased from 3.48% to 3.74% in 2011.  The increase in the net interest margin is the result of a decrease in the rate on interest-earning liabilities of 40 basis points, while the yield on interest-bearing assets only decreased 12 basis points.

The following table shows a comparative analysis of average balances, asset yields and funding costs for the three months ended June 30, 2011 and 2010.  These components drive changes in net interest income.

	For the Three Months Ended June 30
	2011			2010
		Tax			Tax
	Average	Equivalent	Average	Average	Equivalent	Average
(Dollars in thousands)	balance	Interest	yield/rate	balance	Interest	yield/rate
Interest-earning assets
Federal funds sold and interest-bearing balances	$30,284	$19	0.25%	$15,638	$10	0.26%
Investment securities	133,179	1,147	3.45%	138,202	1,344	3.89%
Loans	767,826	9,925	5.18%	754,882	9,746	5.15%
Total interest-earning assets	$931,289	11,091	4.78%	$908,722	11,100	4.90%

Interest-bearing liabilities
Interest-bearing deposits	$675,674	1,755	1.04%	$640,405	2,204	1.38%
Securities sold under agreements to repurchase	63,509	39	0.25%	63,993	40	0.25%
Long-term debt	58,427	614	4.22%	93,972	977	4.17%
Total interest-bearing liabilities	$797,610	2,408	1.21%	$798,370	3,221	1.62%
Interest spread			3.57%			3.28%
Tax equivalent Net interest income/Net interest margin		8,683	3.74%		7,879	3.48%
Tax equivalent adjustment		(598)			(234)
Net interest income		$8,085			$7,645

All amounts have been adjusted to a tax-equivalent basis using a tax rate of 34%.  Investments include the average unrealized gains or losses.  Loan balances include nonaccruing loans and are gross of the allowance for loan losses.

Provision for Loan Losses

For the second quarter of 2011, the provision expense was $1.8 million versus $625 thousand in 2010.  For more information concerning loan quality and the allowance for loan losses, refer to the Loan discussion in the Financial Condition section.

Noninterest Income

For the second quarter of 2011, noninterest income remained flat from the same period in 2010.  Investment and trust service fees increased $51 thousand due to higher recurring asset management and estate fees. Loan service charges decreased $41 thousand as mortgage origination fees decreased due to lower consumer demand and commercial loan service charges were lower, as 2010 included a prepayment penalty on a commercial loan.  Mortgage banking fees decreased $56 thousand due to an impairment charge on mortgage servicing rights in 2011, versus none in 2010.  Deposit service charges remained flat, while other service charges and fees increased primarily due to an increase in debit card fees.  A final rule on the Durbin amendment was issued in June and it establishes a base rate for debit card interchange fees.  While technically exempt from the rate cap, the Bank expects market forces will result in lower interchange fees to all community banks.  The Bank potentially estimates annual lost revenue of $400 thousand after the rate cap is implemented on October 1, 2011.  The increase in cash surrender value of life insurance and other income remained fairly flat in the second quarter of 2011.  Other than temporary impairment charges of $55 thousand on two bonds were taken in the second quarter of 2011 compared to none in the second quarter of 2010.  The Corporation also had no realized gains on the sale of securities in 2011, compared to $20 thousand in 2010.

The following table presents a comparison of noninterest income for the three months ended June 30, 2011 and 2010:

	For the Three Months Ended
(Dollars in thousands)	June 30		Change
	2011	2010	Amount	%
Noninterest Income
Investment and trust services fees	$1,058	$1,007	$51	5.1
Loan service charges	231	272	(41)	(15.1)
Mortgage banking activities	(45)	11	(56)	(509.1)
Deposit service charges and fees	597	593	4	0.7
Other service charges and fees	384	351	33	9.4
Increase in cash surrender value of life insurance	175	166	9	5.4
Other	81	22	59	268.2
OTTI losses on securities	(370)	-	(370)	N/M
Less: Loss recognized in other comprehensive income (before taxes)	(315)	-	(315)	N/M
Net OTTI losses recognized in earnings	(55)	-	(55)	N/M
Securities gains, net	-	20	(20)	(100.0)
Total noninterest income	$2,426	$2,442	$(16)	(0.7)

Noninterest Expense

Noninterest expense for the second quarter of 2011 totaled $7.4 million compared to $6.5 million in the same quarter of 2010.  The increase in salaries and benefits was primarily due to annual salary adjustments ($195 thousand), as well as increases in health insurance expense ($120 thousand), for an incentive compensation program ($62 thousand) and pension expense ($57 thousand).  Legal and professional fees decreased due to lower legal fees in 2011, while FDIC insurance decreased $32 thousand, as the FDIC assessment rate decreased.  Other expenses increased $451 thousand due to a  $172 thousand prepayment penalty on $12 million of FHLB advances.  These advances had a much higher interest rate than what the Bank was earning on invested overnight funds and it will recoup more than this expense through the remainder of 2011 as a result of the prepayment.

The following table presents a comparison of noninterest expense for the three months ended June 30, 2011 and 2010:

(Dollars in thousands)	For the Three Months Ended
	June 30		Change
Noninterest Expense	2011	2010	Amount	%
Salaries and benefits	$3,883	$3,322	$561	16.9
Net occupancy expense	496	496	0	0.0
Furniture and equipment expense	214	191	23	12.0
Advertising	351	343	8	2.3
Legal and professional fees	244	350	(106)	(30.3)
Data processing	487	502	(15)	(3.0)
Pennsylvania bank shares tax	173	152	21	13.8
Intangible amortization	111	114	(3)	(2.6)
FDIC insurance	256	288	(32)	(11.1)
Other	1,218	767	451	58.8
Total noninterest expense	$7,433	$6,525	$908	13.9

Income taxes

For the second quarter of 2011 the Corporation recorded a Federal income tax benefit of $447 thousand compared to income tax expense of $778 thousand for the same quarter in 2010. During the second quarter of 2011, an internal review discovered that tax-exempt commercial loans booked in the fourth quarter of 2008, during 2009 and 2010 and in the first quarter of 2011 were not properly coded as tax-exempt in the Bank’s core processing system. This resulted in the income from these loans being recorded as taxable income and the benefit of the tax-exempt status was not reflected in the Corporation’s income tax calculation. After a thorough review of the affected loans to determine the unrecorded tax benefit, and consultation with the Corporation’s internal and external audit firms, the Corporation deemed the adjustment to be immaterial to the consolidated financial statements for the current and prior year and therefore, no prior period adjustment was required. The Corporation recorded the past income tax benefits during the second quarter of 2011. The adjustment to income tax expense for the second quarter was a credit of approximately $660 thousand attributable to the years 2008, 2009 and 2010 and approximately $95 thousand attributable to the first quarter of 2011.

Comparison of the six months ended June 30, 2011 to the six months ended June 30, 2010:

Net Interest Income

  Tax equivalent interest income for the first half of 2011 decreased by $684 thousand compared to 2010.  Average interest-earning assets increased $4.5 million from 2010, but the yield on these assets decreased by 17 basis points.  The average balance of investment securities decreased $13.8 million year over year due to pay downs, maturities and sales in the portfolio, net of investment purchases.  Total average loans increased $10.8 million (1.4%) year over year.  Average commercial loans increased $36.5 million, but the increase was partially offset by a decrease in the average balance of mortgage and consumer loans.  Average mortgage loans decreased $8.2 million, as the majority of new mortgage originations are sold in the secondary market and the portfolio continues to runoff.  Average consumer loans, including home equity loans, decreased $16.7 million, as consumers continue to borrow less during the economic recession and the indirect lending portfolio continues to run-off as the Bank exited this business in early 2010 and no new loans have been booked.

Interest expense was $4.8 million for the first half of 2011, a decrease of $1.8 million from the 2010 total of $6.6 million.  Average interest-bearing liabilities decreased $18.0 million to $782.4 million for 2011 from an average balance of $800.3 million in 2010.  The average cost of these liabilities decreased from 1.66% in 2010 to 1.24% in 2011.  Average interest-bearing deposits increased $16.6 million, due to increases in interest checking and savings accounts ($31.9 million) and money management deposits ($43.0 million), but these increases were offset by decreases in certificates of deposit ($40.0 million). The cost of interest-bearing deposits decreased from 1.43% to 1.05%.  Securities sold under agreements to repurchase have decreased $3.4 million on average over the prior year and the average rate has remained constant at .25%.   The average balance of long-term debt decreased by $31.5 million due to scheduled amortization and maturities, as well as prepayments of $15.6 million on three Federal Home Loan Bank of Pittsburgh (FHLB) advances.

The changes in the balance sheet and interest rates resulted in an increase in tax equivalent net interest income of $1.1 million to $16.8 million in 2011 compared to $15.7 million in 2010.  The Bank’s net interest margin increased from 3.46% to 3.71% in 2011.  The increase in the net interest margin is the result of a decrease in the rate on interest-earning liabilities of 42 basis points, while the yield on interest-bearing assets only decreased 17 basis points.

The following table shows a comparative analysis of average balances, asset yields and funding costs for the six months ended June 30, 2011 and 2010.  These components drive changes in net interest income.

	For the Six Months Ended June 30
	2011			2010
		Tax			Tax
	Average	Equivalent	Average	Average	Equivalent	Average
(Dollars in thousands)	balance	Interest	yield/rate	balance	Interest	yield/rate
Interest-earning assets
Federal funds sold and interest-bearing balances	$20,650	$25	0.24%	$13,137	$16	0.25%
Investment securities	129,471	2,261	3.49%	143,264	2,919	4.08%
Loans	761,494	19,318	5.12%	750,703	19,353	5.16%
Total interest-earning assets	$911,615	21,604	4.78%	$907,104	22,288	4.95%

Interest-bearing liabilities
Interest-bearing deposits	$660,361	3,424	1.05%	$643,742	4,563	1.43%
Securities sold under agreements to repurchase	58,914	73	0.25%	62,302	77	0.25%
Short-term borrowings	358	1	0.73%	111	-	0.64%
Long-term debt	62,722	1,315	4.23%	94,194	1,951	4.17%
Total interest-bearing liabilities	$782,355	4,813	1.24%	$800,349	6,591	1.66%
Interest spread			3.54%			3.29%
Tax equivalent Net interest income/Net interest margin		16,791	3.71%		15,697	3.46%
Tax equivalent adjustment		(811)			(506)
Net interest income		$15,980			$15,191

All amounts have been adjusted to a tax-equivalent basis using a tax rate of 34%.  Investments include the average unrealized gains or losses.  Loan balances include nonaccruing loans and are gross of the allowance for loan losses.

Provision for Loan Losses

For the first six months of 2011, the provision expense was $2.7 million versus $1.3 million in 2010.  For more information concerning loan quality and the allowance for loan losses, refer to the Loan discussion in the Financial Condition section.

Noninterest Income

For the first six months of 2011, noninterest income increased slightly to $4.9 million compared to $4.8 million in the same period in 2010.  Investment and trust service fees decreased $34 thousand due to lower income from estate fees. Loan service charges increased $243 thousand from a large prepayment penalty on a commercial loan.  This loan was match funded with an FHLB advance and the fee to prepay the FHLB advance is recorded in other expense.  Mortgage banking fees decreased year over year as 2011 had a net impairment charge of $31 thousand compared to a reversal of previously recorded impairment charges of $60 thousand in 2010.  Mortgage servicing income was also less in 2011 compared to 2010 and 2010 contained $32 thousand in gains on sales of mortgage loans versus none in 2011.  Deposit service charges decreased $37 thousand in the 2011 due to a decrease in retail overdraft fees and a decrease in fees from the Bank’s overdraft protection program.  Other service charges and fees increased primarily due to a $35 thousand increase in debit card fees.  A final rule on the Durbin amendment was issued in June and it establishes a base rate for debit card interchange fees.  While technically exempt from the rate cap, the Bank expects market forces will result in lower interchange fees to all community banks.  The Bank potentially estimates annual lost revenue of $400 thousand after the rate cap is implemented on October 1, 2011.  Other income remained fairly flat in 2011.  Other than temporary impairment charges of $55 thousand on two bonds were taken in 2011 compared to $255 thousand on two bonds in the first half of 2010.  The Corporation also had realized gains of $11 thousand on the sale of equity securities in 2011, compared to $268 thousand in 2010.

The following table presents a comparison of noninterest income for the six months ended June 30, 2011 and 2010:

	For the Six Months Ended
(Dollars in thousands)	June 30		Change
	2011	2010	Amount	%
Noninterest Income
Investment and trust services fees	$1,990	$2,024	$(34)	(1.7)
Loan service charges	712	469	243	51.8
Mortgage banking activities	(35)	81	(116)	(143.2)
Deposit service charges and fees	1,134	1,171	(37)	(3.2)
Other service charges and fees	745	677	68	10.0
Increase in cash surrender value of life insurance	340	332	8	2.4
Other	106	70	36	51.4
OTTI losses on securities	(370)	(689)	319	(46.3)
Less: Loss recognized in other comprehensive income (before taxes)	(315)	(434)	119	(27.4)
Net OTTI losses recognized in earnings	(55)	(255)	200	(78.4)
Securities gains, net	11	268	(257)	(95.9)
Total noninterest income	$4,948	$4,837	$111	2.3

Noninterest Expense

Noninterest expense for the first six months of 2011 totaled $14.5 million compared to $13.2 million in the same period in 2010.  The increase in salaries and benefits was primarily due to annual salary adjustments ($273 thousand), as well as for increases in pension expense ($132 thousand), for an incentive compensation program ($125 thousand) and health insurance expense ($118 thousand).  Legal and professional fees decreased due primarily to lower legal fees in 2011, which are down $152 thousand compared to 2010. FDIC insurance decreased $13 thousand, as the FDIC assessment rate decreased.  Other expenses increased $612 thousand due to $344 thousand in prepayment penalties on three FHLB advances of $15.6 million. The prepaid advances included $12 million to prepay term loans with a high interest rate and $3.6 million than what the Bank was earning on invested overnight funds and it will more than recoup this expense through the remainder of 2011 as a result of the prepayment.

The following table presents a comparison of noninterest expense for the six months ended June 30, 2011 and 2010:
(Dollars in thousands)	For the Six Months Ended
	June 30		Change
Noninterest Expense	2011	2010	Amount	%
Salaries and benefits	$7,596	$6,762	$834	12.3
Net occupancy expense	1,028	1,019	9	0.9
Furniture and equipment expense	437	382	55	14.4
Advertising	643	655	(12)	(1.8)
Legal and professional fees	515	745	(230)	(30.9)
Data processing	868	879	(11)	(1.3)
Pennsylvania bank shares tax	337	308	29	9.4
Intangible amortization	224	229	(5)	(2.2)
FDIC insurance	567	580	(13)	(2.2)
Other	2,239	1,627	612	37.6
Total noninterest expense	$14,454	$13,186	$1,268	9.6

Income taxes

Federal income tax expense was $199 thousand in 2011 compared to $1.5 million in 2010.  During the second quarter of 2011, an internal review discovered that tax-exempt commercial loans booked in the fourth quarter of 2008, during 2009 and 2010 and in the first quarter of 2011 were not properly coded as tax-exempt in the Bank’s core processing system. This resulted in the income from these loans being recorded as taxable income and the benefit of the tax-exempt status was not reflected in the Corporation’s income tax calculation. After a thorough review of the affected loans to determine the unrecorded tax benefit, and consultation with the Corporation’s internal and external audit firms, the Corporation deemed the adjustment to be immaterial to the consolidated financial statements for the current and prior year and therefore, no prior period adjustment was required. The Corporation recorded the past income tax benefits during the second quarter of 2011. The adjustment to income tax expense for the second quarter was a credit of approximately $660 thousand attributable to the years 2008, 2009 and 2010 and approximately $95 thousand attributable to the first quarter of 2011.  Due to the income tax benefit recorded in the second quarter, the effective tax rate was only 5.25% for the first six months of 2011. Without the adjustments for past periods, the effective tax rate for 2011 would have been 22.6%. Likewise, had the 2010 adjustment been recognized in 2010, the effective tax rate would have been 22.6% compared to 26.1% as reported. All taxable income for the Corporation is taxed at a rate of 34%.

Financial Condition

Summary:

At June 30, 2011, assets totaled $1.01 billion, an increase of $54.6 million from the 2010 year-end balance of $951.9 million. Investment securities increased $14.8 million, while net loans increased $22.0 million. Deposits are up $60.6 million in 2011 due primarily to increases in noninterest-bearing and money management deposits. Shareholders’ equity increased $3.6 million during the first six months as retained earnings increased approximately $1.5 million, other comprehensive loss improved $1.4 million and changes to the Corporation’s Dividend Reinvestment Program added an additional $650 thousand in new capital.

Investment Securities:

The investment portfolio totaled $132.4 million at June 30, 2011, an increase of $14.8 million since year-end 2010. The composition of the portfolio has not changed significantly during the year with  $24.7 million of new purchases, primarily agency mortgage backed securities, being added to replace collateral for secured deposits and Repos. The portfolio had a net unrealized gain of $1.0 million at June 30, 2011 compared to a net unrealized loss of $1.0 million at year-end 2010. This improvement occurred primarily in the trust preferred category as its unrealized loss decreased by approximately $800 thousand since year-end.

The equity portfolio is comprised of bank stocks and the Bank and the Corporation each maintain separate equity investment portfolios.  The municipal bond portfolio is well diversified geographically (issuers from within 25 states) and is comprised primarily of general obligation bonds (75%), most with credit enhancements in the form of private bond insurance or other credit enhancements. The largest municipal bond exposure is to eighteen issuers in the state of Texas with a fair value of $7.0 million.  The Bank holds corporate bonds with a fair value $2.6 million (3 issuers) representing financial services companies. The trust preferred investments are comprised of seven single issuer trust preferred securities with an amortized cost of $5.9 million and a fair value of $5.0 million. The majority of the mortgage-backed security portfolio is comprised of U.S. Government Agency products. However, the Bank has seven private label mortgage backed securities (PLMBS) with an amortized cost of $3.8 million and a fair value of $3.5 million.

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
June 30, 2011	cost	gains	losses	value
Equity securities	$3,256	$182	$(524)	$2,914
Obligations of U.S. Government agencies	17,307	94	(27)	17,374
Obligations of state and political subdivisions	39,172	1,610	(27)	40,755
Corporate debt securities	2,537	56	(42)	2,551
Trust Preferred securities	5,884	-	(896)	4,988
Mortgage-backed securities
Agency	59,371	1,110	(187)	60,294
Non-Agency	3,842	19	(339)	3,522
Asset-backed securities	70	-	(19)	51
	$131,439	$3,071	$(2,061)	$132,449

		Gross	Gross
(Dollars in thousands)	Amortized	unrealized	unrealized	Fair
December 31, 2010	cost	gains	losses	value
Equity securities	$4,126	$50	$(538)	$3,638
Obligations of U.S. Government agencies	14,780	61	(56)	14,785
Obligations of state and political subdivisions	39,477	894	(419)	39,952
Corporate debt securities	2,647	64	(46)	2,665
Trust Preferred securities	5,875	-	(1,678)	4,197
Mortgage-backed securities
Agency	47,239	1,104	(46)	48,297
Non-Agency	4,424	20	(415)	4,029
Asset-backed securities	74	-	(21)	53
	$118,642	$2,193	$(3,219)	$117,616

The following table provides additional detail about the Bank’s trust preferred securities as of June 30, 2011:

Trust Preferred Securities
(Dollars in thousands)
Deal Name	Single Issuer or Pooled	Class	Amortized Cost	Fair Value	Gross Unrealized Gain (Loss)	Lowest Credit Rating Assigned	Number of Banks Currently Performing	Deferrals and Defaults as % of Original Collateral	Expected Deferral/ Defaults as a Percentage of Remaining Performing Collateral

Huntington Cap Trust	Single	Preferred Stock	$929	$781	$(148)	B	1	None	None
Huntington Cap Trust II	Single	Preferred Stock	874	749	(125)	B	1	None	None
BankAmerica Cap III	Single	Preferred Stock	956	781	(175)	BB	1	None	None
Wachovia Cap Trust II	Single	Preferred Stock	273	249	(24)	Baa2	1	None	None
Corestates Captl Tr II	Single	Preferred Stock	924	822	(102)	Baa1	1	None	None
Chase Cap VI JPM	Single	Preferred Stock	957	822	(135)	BBB	1	None	None
Fleet Cap Tr V	Single	Preferred Stock	971	784	(187)	BB	1	None	None
			$5,884	$4,988	$(896)

The following table provides additional detail about private label mortgage-backed securities as of June 30, 2011:

Private Label Mortgage Backed Securities
(Dollars in thousands)				Gross				Cummulative
	Orgination	Amortized	Fair	Unrealized	Collateral	Lowest Credit	Credit	OTTI
Decscription	Date	Cost	Value	Gain (Loss)	Type	Rating Assigned	Support %	Charges
RALI 2003-QS15 A1	8/1/2003	$366	$366	$-	ALT A	A1	11.26	$-
RALI 2004-QS4 A7	3/1/2004	516	518	2	ALT A	AA	12.53	-
MALT 2004-6 7A1	6/1/2004	681	698	17	ALT A	BB	10.90	-
RALI 2005-QS2 A1	2/1/2005	602	550	(52)	ALT A	CCC	7.31	-
RALI 2006-QS4 A2	4/1/2006	869	715	(154)	ALT A	D	-	218
GSR 2006-5F 2A1	5/1/2006	352	283	(69)	Prime	CCC	3.81	-
RALI 2006-QS8 A1	7/28/2006	456	392	(64)	ALT A	D	-	172
		$3,842	$3,522	$(320)				$390

At June 30, 2011, the investment portfolio contained 66 securities with $33.1 million of temporarily impaired fair value and $2.1 million in unrealized losses. This position is improved from year-end 2010 when there were 85 securities with an unrealized loss of $3.2 million.  Nearly every sector realized an improvement in the level of unrealized loss with the trust preferred investment category showing the largest improvement as its unrealized loss declined from $1.7 million at year-end to $896 thousand at June 30, 2011.

For securities with an unrealized loss, Management applies a systematic methodology in order to perform an assessment of the potential for “other-than-temporary” impairment.  In the case of debt securities, investments considered for “other-than-temporary” impairment: (1) had a specified maturity or repricing date; (2) were generally expected to be redeemed at par, and (3) were expected to achieve a recovery in market value within a reasonable period of time. In addition, the Bank considers whether it intends to sell these securities or whether it will be forced to sell these securities before maturity. Equity securities are assessed for other-than-temporary impairment based on the length of time of impairment, dollar amount of the impairment and general market and financial conditions relating to specific issues.  Accordingly, the impairments identified on debt and equity securities and subjected to the assessment at June 30, 2011 were deemed to be temporary and required no further adjustment to the financial statements, unless otherwise noted.

The following table reflects temporary impairment in the investment portfolio (excluding restricted stock), aggregated by investment category, length of time that individual securities have been in a continuous unrealized loss position and the number of securities in each category as of June 30, 2011 and December 31, 2010:

	June 30, 2011
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Number	Value	Losses	Number	Value	Losses	Number

Equity securities	$1	$(1)	1	$1,862	$(523)	20	$1,863	$(524)	21
Obligations of U.S. Government agencies	33	(1)	1	6,206	(26)	12	6,239	(27)	13
Obligations of state and political subdivisions	1,740	(21)	4	300	(6)	1	2,040	(27)	5
Corporate debt securities	-	-	-	1,968	(42)	2	1,968	(42)	2
Trust Preferred securities	-	-	-	4,988	(896)	7	4,988	(896)	7
Mortgage-backed securities
Agency	14,034	(187)	11	-	-	-	14,034	(187)	11
Non-Agency	-	-	-	1,940	(339)	4	1,940	(339)	4
Asset-backed securities	-	-	-	51	(19)	3	51	(19)	3
Total temporarily impaired securities	$15,808	$(210)	17	$17,315	$(1,851)	49	$33,123	$(2,061)	66

	December 31, 2010
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Number	Value	Losses	Number	Value	Losses	Number

Equity securities	$1	$(1)	1	$3,261	$(537)	20	$3,262	$(538)	21
Obligations of U.S. Government agencies	3,476	(17)	2	6,433	(39)	14	9,909	(56)	16
Obligations of state and political subdivisions	11,861	(405)	24	292	(14)	1	12,153	(419)	25
Corporate debt securities	-	-	-	1,968	(46)	2	1,968	(46)	2
Trust Preferred securities	-	-	-	4,196	(1,678)	7	4,196	(1,678)	7
Mortgage-backed securities
Agency	9,859	(46)	6	-	-	-	9,859	(46)	6
Non-Agency	-	-	-	2,676	(415)	5	2,676	(415)	5
Asset-backed securities	-	-	-	53	(21)	3	53	(21)	3
Total temporarily impaired securities	$25,197	$(469)	33	$18,879	$(2,750)	52	$44,076	$(3,219)	85

At June 30, 2011, the unrealized loss in the equity portfolio was $524 thousand on a fair value of $1.9 million. The fair value of equities with an unrealized loss declined by $1.4 million since year-end 2010.  The reduction in the fair value is due in large part to the sale of more than 38,000 shares of Tower Bancorp during the year with a fair value of approximately $880 thousand.

The unrealized loss in the trust preferred portfolio is $896 thousand, $784 thousand less than at year-end 2010. Trust preferred securities experienced significant declines in value during the economic recession in 2008 and 2009.  However, market prices continue to show signs of improvement as evidenced by the lower unrealized loss. Trust-preferred securities can reflect single entity issues or a group of entities (pooled trust preferred). Pooled trust preferred securities have been the subject of significant write-downs due in some cases from the default of one issuer in the pool that then impairs the entire pool.  All of the Bank’s trust preferred securities are single issue, variable rate notes with long maturities (2027 – 2028) from companies that received money (and in some cases paid back) from the Troubled Asset Relief Program (TARP), continue to pay dividends and have raised capital.  At June 30, 2011, the Bank believes it will be able to collect all interest and principal due on these bonds and no other-than-temporary-impairment charges were recorded.  See the Trust Preferred Securities table for additional information.

The largest unrealized loss in the MBS portfolio is in the non-agency PLMBS sector with a net unrealized loss of $320 thousand. Four PLMBS have an unrealized loss of $339 thousand, offset partially by three bonds with an unrealized gain of $19 thousand.  These bonds were all rated AAA at time of purchase, but have since have experienced rating declines. Some have experienced increased delinquencies and defaults, while others have seen the credit support increase as the bonds paid-down. The Bank monitors the performance of the PLMBS investments on a regular basis and reviews delinquencies, default rates, credit support levels and various cash flow stress test scenarios. In determining the credit related loss, Management considers all principal past due 60 days or more as a loss. If additional principal moves beyond 60 days past due, it will also be considered a loss. As a result of the analysis on PLMBS it was determined that two bonds contained losses that were considered other-than-temporary and an impairment charge of $55 thousand on as required during the second quarter of 2011.  This charge represents the amount that Management believes is attributable to credit issues related to the two bonds.  The market for PLMBS continues to be weak and Management believes that this factor accounts for the remaining portion of the unrealized losses that is not attributable to credit issues. Management continues to monitor these securities and it is possible that additional write-downs may occur if current loss trends continue. See the PLMBS table above for additional information.

The following table represents the cumulative credit losses on securities recognized in earnings as of June 30, 2011.

Six Months
(Dollars in thousands)	Ended
June 30, 2011
Balance of cumulative credit losses on securities, January 1, 2011	$335
Additions for credit losses recorded which were not previously recognized as componenets of earnings	55
Balance of cumulative credit losses on securities, June 30, 2011	$390

The Bank held $5.6 million of restricted stock at June 30, 2011.  Except for $30 thousand, this investment represents stock in FHLB Pittsburgh. The Bank is required to hold this stock to be a member of FHLB and it is carried at cost of $100 per share.  In December 2008, FHLB announced it would suspend its regular cash dividend and the regular repurchase of excess capital stock from its members as part of capital restoration plan.  However, FHLB has made unscheduled stock repurchases of approximately $600 thousand during the year. Despite these purchases, FHLB has not resumed its past practice of redeeming excess capital stock on a regular basis.  FHLB stock is evaluated for impairment primarily based on an assessment of the ultimate recoverability of its cost. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support it operations.  There is not a public market for FHLB stock and the benefits of FHLB membership (e.g., liquidity and low cost funding) add value to the stock beyond purely financial measures. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment.

Loans:

Net loans increased $22.0 million from year-end.  Residential real estate loans, comprised of mortgage and home equity loans, decreased $4.8 million from year-end 2010. First lien loans decreased $1.9 million due to pay downs in the portfolio and as the Bank sells the majority of new mortgage originations in the secondary market. The Bank originated approximately $6.9 million in mortgage loans for sale this year through a third party brokerage agreement. The Bank collects a fee for originating these loans, but it does not retain or service the loans.  Junior liens and lines of credit decreased $3.0 million, as there is less demand from consumers for home equity products. Many consumers have seen the equity in their homes decline and are less willing to borrow money in the uncertain economy. Due to these facts, the Bank expects its residential real estate loan portfolio to decline in future periods.

Residential real estate construction loans decreased $14.2 million from the end of 2010 to $65.4 million at June 30, 2011.  This portfolio is comprised of $1.5 million to individuals to build their own homes and $63.9 million to developers to construct residential homes for sale or improve land for the sale of residential building lots. These balances compare to $6.0 million to individuals and $73.6 million to developers at year-end.   The Bank’s exposure to residential construction loans is concentrated primarily in south central Pennsylvania. Real estate construction loans, especially land development loans, frequently provide an interest reserve in order to assist the developer during the development stage when minimal cash flow is generated. All real estate construction loans are underwritten in the same manner, regardless of the use of an interest reserve. At June 30, 2011, the Bank had $24.5 million in real estate loans with a Bank funded interest reserve and has capitalized $1.9 million of interest from these reserves on active projects.  Real estate construction loans are monitored on a regular basis by either an independent third party inspector or the assigned loan officer depending on loan amount or complexity of the project. This monitoring process includes at a minimum, the submission of invoices and AIA documents of costs incurred by the borrower, on-site inspections, and a signature by the assigned loan officer for disbursement of funds.  Year-to-date, the Bank has recognized $200 thousand of interest income that was funded by interest reserve accounts.

Commercial lending activity continues to be strong and these balances have increased approximately $45.0 million since year-end. Commercial real estate loans (CRE) increased $16.5 million during the first half of 2011.  The commercial real estate portfolio includes $110.0 million of owner occupied properties, $112.6 million of non-owner occupied properties and $37.2 million secured by farmland.  Commercial, industrial and agricultural loans (C&I) increased $28.4 million, primarily the result of loans to local municipalities (approximately $11.8 million) and loans to commercial customers to fund business operations (approximately $15.2 million).  Included in the C&I portfolio is $57.9 million of loans to government municipalities.  During the first six months of 2011, the Bank purchased $6.8 million of loan participations, $597 thousand of C&I loans, $2.5 million included in residential real estate construction and $3.7 million of commercial real estate loans.  The Bank expects the amount of commercial loan participations available for purchase in 2011 will be less than the $17.4 million purchased in 2010 as a result of a general slow down in commercial business activity.  At June 30, 2011, the Bank held $148.9 million in purchased commercial loan participations.

Consumer loans have decreased by approximately $2.5 million, with most of the decrease occurring in the indirect lending portfolio.  The Bank’s indirect lending portfolio is approximately $5 million, down from approximately $7.2 million at year-end.  With the Bank’s decision to exit this line of business in the first quarter of 2010, as well as the unwillingness of consumers to increase their debt, the consumer portfolio will continue to run-down.

The following table presents a summary of loans outstanding, by primary collateral, at the end of the reporting period:

			Change
(Dollars in thousands)	June 30, 2011	December 31, 2010	Amount	%
Residential Real Estate 1-4 Family
First liens	$142,271	$144,128	$(1,857)	(1.3)
Junior liens and lines of credit	53,719	56,694	(2,975)	(5.2)
Total	195,990	200,822	(4,832)	(2.4)
Residential real estate - construction	65,367	79,557	(14,190)	(17.8)
Commercial, industrial and agricultural real estate	320,724	304,195	16,529	5.4
Commercial, industrial and agricultural	175,064	146,672	28,392	19.4
Consumer	14,852	17,396	(2,544)	(14.6)
	771,997	748,642	23,355	3.1
Less: Allowance for loan losses	(10,150)	(8,801)	(1,349)	15.3
Net Loans	$761,847	$739,841	$22,006	3.0

Included in the loan balances are the following:
Net unamortized deferred loan costs	$539	$567
Unamortized discount on purchased loans	$(190)	$(220)

Loans pledged as collateral for borrowings and commitments from:
FHLB	$713,750	$648,272
Federal Reserve Bank	48,566	53,682
	$762,316	$701,954

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

Loans that are risk rated 6 (OAEM) or lower are placed on the watch list. At June 30, 2011, there was $83.8 million on the watch list, up from $70.0 million at March 31, 2011 and $69.9 million at December 31, 2010.  The watch list is comprised of $38.6 million of loans with a risk rating of 6 and $45.2 million of loans with a risk rating of 7.   The watch list is a comprehensive list of loans that the Bank has identified as needing increased monitoring, usually because of indications that the borrower is, or is likely to be, in a position of weakening cash flow that may require alternative sources of cash, or collateral liquidation to pay the loan.  Included on the watch list are loans that may or may not be delinquent or on nonaccrual, loans that may or may not be considered impaired (including troubled debt restructurings), and potential problem loans. The Bank’s Loan Management Committee reviews the watch list and risk ratings on a monthly basis in order to proactively identify and manage loan problems.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all interest and principal payments due according to the originally contracted terms of the loan agreement. Impaired loans totaled $37.0 million on June 30, 2011 compared to $31.1 and  $33.2 million at March 31, 2011 and December 31, 2010, respectively. The majority of the impaired loan balance is in commercial and agriculture real estate, $21.7 million. The Bank has $8.4 million of impaired loans with no loss reserve and $28.6 million with an established loss reserve of  $6.1 million. See the Notes to the Consolidated Financial Statements for additional information on impaired loans.

A loan is considered a troubled debt restructuring (TDR) if the creditor (the Bank), for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider.  The Bank has nine loans classified as TDR for $5.4 million up from 1 TDR loan for $637 thousand at March 31, 2011.  Performing TDR loans totaled $3.2 million and $2.2 million are nonperforming. The nonperforming TDR loans consist of loans to 2 borrowers. The Bank has not performed any type of loan workout where it has restructured an existing loan into multiple new loans, for example a performing and nonperforming note. It is possible that the Bank will continue to report higher levels of TDR loans as more businesses experience economic hardship and seek loan concessions. See the Notes to the Consolidated Financial Statements for additional information on TDR loans.

Potential problem loans are loans where the borrowers may or may not be able to comply with current loan terms, but excludes loans that are 90 days or more past due and nonaccrual loans. Potential problem loans totaled $$51.1 million at June 30, 2011 compared to 43.6 million at March 31, 2011 and $42.4 million at year-end 2010.

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

Loan quality, as measured by nonperforming loans, has continued to deteriorate during 2011 and nonperforming loans increased to $32.7 million at June 30, 2011 compared to $27.5 million at year-end 2010.  Loans past due 90 days or more and still accruing increased $3.6 million since year-end with the majority of the increase occurring in commercial and agriculture real estate, and commercial, industrial and agriculture (C&I) loans. Nonaccrual loans increased from year-end 2010, up $1.6 million to $23.5 million at June 30, 2011. This increase occurred despite a $2.2 million nonaccrual loan payoff in January 2011.  During the second quarter of 2011, $3.7 million was added to nonaccrual status related to three loans to one borrower in the residential real estate construction sector.  The ratio of nonperforming loans to total gross loans increased from 3.68% at December 31, 2010 to 4.24% at June 30, 2011. If the slow economy continues, it is possible that other loans may become delinquent and nonperforming loans could remain at a high level. See the Notes to the Consolidated Financial Statements for additional information on past due loans and internal loan credit risk ratings.

The following table presents a summary of nonperforming assets:
	June 30, 2011		December 31, 2010
		% of Loan		% of Loan
(Dollars in thousands)	Balance	Segment	Balance	Segment

Nonaccrual loans
Residential Real Estate 1-4 Family
First liens	$676	0.48%	$691	0.48%
Junior liens and lines of credit	307	0.57%	122	0.22%
Total	983	0.50%	813	0.40%
Residential real estate – construction	10,365	15.86%	6,500	8.17%
Commercial, industrial and agricultural real estate	10,661	3.32%	13,003	4.27%
Commercial, industrial and agricultural	1,537	0.88%	1,668	1.14%
Consumer	-	-	-	-
Total nonaccrual loans	$23,546		$21,984

Loans past due 90 days or more and not included above
Residential Real Estate 1-4 Family
First liens	$1,417		$1,093
Junior liens and lines of credit	447		833
Total	1,864		1,926
Residential real estate - construction	1,827		911
Commercial, industrial and agricultural real estate	3,798		2,343
Commercial, industrial and agricultural	1,653		244
Consumer	19		125
Total loans past due 90 days or more and still accruing	9,161		5,549

Total nonperforming loans	32,707		27,533

Other real estate	492		618
Total nonperforming assets	$33,199		$28,151

Restructured Loans (TDRs)
Performing	$3,183		$656
Non-performing (included above)	2,217		-
Total TDRs	$5,400		$656

Nonaccrual loans to total gross loans	3.05%		2.94%
Nonperforming loans to total gross loans	4.24%		3.68%
Nonperforming assets to total assets	3.30%		2.96%
Allowance for loan losses to nonperforming loans	31.03%		31.97%

The majority of the nonaccrual loan balance is comprised of six loan relationships totaling $20.0 million. The following table provides additional information on the most significant nonaccrual accounts:

Significant Nonaccrual Loans
June 30, 2011

(Dollars in thousands)
	Orgination		ALL	Nonaccrual			Last
	Date	Balance	Reserve	Date	Collateral	Location	Appraisal(1)

Credit 1
Residential real estate construction	2006	$2,024	$531	May-09	1st lien residential building lots	PA	Nov-10
and development , 1-4 family					2nd & 3rd lien single family residential rental property	MD	$4,205

Credit 2
Agricultural	2004 - 2006	1,585	-	Mar-09	1st and 2nd lien on agricultural real estate,	PA	Dec-09
4 separate notes					farm equipment, livestock and a 70% FSA		$3,049
					guarantee on a $352 thousand note

Credit 3
Residential real estate construction	2007 - 2009	3,412	-	Jun-10	Liens (primarily 1st liens) on 4	PA	Jan-10
and development , 1-4 family 18 separate notes					commerical real estate properties		$4,455

Credit 4	2005 - 2010	2,787	98	Dec-10	1st, 2nd and 3rd lien on 600+ acres	PA	Jan-10
Agricultural 7 separate notes					of farm real estate, equipment and inventory		$4,446

Credit 5	2008	6,500	1,595	Dec-10	1st lien on 92 acres undeveloped	PA	Jan-11
Commercial real estate					commercial real estate		$5,629

Credit 6	2006	3,730	170	Jun-11	1st lien on 160 acres of undeveloped	PA	Aug-09
Residential real estate construction and development , 1-4 family					residential land on 4 separate tracts		$6,193

		$20,038	$2,394

(1) Appraisal value, as reported, does not reflect the pay-off of any senior liens or any adjustment to reflect the cost to liquidate the collateral.

Credit 2: This credit is now in a bankruptcy reorganization plan. As part of the plan, the borrowers are required to make regular payments to the Bank under a defined amortization schedule that includes a 3- year call option to the Bank. During this 3-year period the borrower is to obtain take-out financing elsewhere. If the refinancing does not occur within the 3-year window, the Bank can begin foreclosure action. This credit is reported as a troubled debt restructuring; however, the borrower is in compliance with the modified terms and the Bank expects that it will be able to return this credit to an accruing status.

Credit 3: In July, the guarantors for this credit collateralized their guarantees with commercial real estate and the Bank believes the loan is now fully secured. In addition, the guarantors paid down principal of $190 thousand and past due interest of $49 thousand. The balance of the loan will be amortized over 20 years with a 5-year call option. The loan was returned to accrual status at the end of July.

Credit 6: The Bank is the process of accepting a deed in lieu of foreclosure and it expects this to be completed in the third quarter of 2011. This action would not have an affect on the Bank’s nonperforming assets, but would result in a reduction in nonaccrual loans and an increase in other real estate owned.

The Bank holds $492 thousand of foreclosed real estate, comprised of four loans secured by various types of real estate. At June 30, 2011, the Bank had $435 thousand of portfolio mortgages in the process of foreclosure.

The following table provides additional information on the foreclosed real estate:

Foreclosed Real Estate
June 30, 2011

(Dollars in thousands)	Date				Last
	Acquired	Balance	Collateral	Location	Appraisal

Property 1	2009	$41	2 residential building lots	PA	Sep-09
Property 2	2009	138	farmland - 36 acres	PA	Feb-11
Property 3	2010	148	residential property	PA	Jul-10
Property 4	2011	165	commercial real estate	PA	Nov-10
		$492

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

Real estate appraisals and collateral valuation are an important part of the Bank’s process for determining potential loss on collateral dependent loans and thereby have a direct affect on the determination of loan charge-offs and the calculation of the allowance for loan losses.  As long as the loan remains a performing loan, no further updates to appraisals are required.  If a loan/relationship migrates to watch list status, an evaluation for impairment is made based on the current information available at the time of downgrade.  If a loan reaches an OAEM rating or higher, including nonaccrual, Management determines the need to obtain a new or updated appraisal based on several factors, including general economic conditions and factors specific to the loan. We believe this practice complies with the new regulatory guidance dated December 12, 2010 and could potentially increase the Bank’s allowance for loan loss provision, depending on the results of the new appraisals.

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

The following table shows the loans that were evaluated for the allowance for loan losses under a specific reserve (individually) and those that were evaluated under a general reserve (collectively), and the amount of the allowance established in each category as of June 30, 2011:

				Commercial
	Residential Real Estate 1-4 Family			Industrial &	Commercial
		Junior Liens &		Agricultural	Industrial &
(Dollars in thousands)	First Liens	Lines of Credit	Construction	Real Estate	Agricultural	Consumer	Total

June 30, 2011
Loans evaluated for allowance:
Individually	$691	$414	$12,705	$21,757	$1,400	$-	$36,967
Collectively	141,580	53,305	52,662	298,967	173,664	14,852	735,030
Total	$142,271	$53,719	$65,367	$320,724	$175,064	$14,852	$771,997

ALL established for loans evaluated:
Individually	$202	$3	$1,211	$3,980	$681	$-	$6,077
Collectively	327	310	1,181	664	1,180	411	4,073
ALL at June 30, 2011	$529	$313	$2,392	$4,644	$1,861	$411	$10,150

During the second quarter, $1.8 million was added to the allowance for loan losses (ALL) thorough the provision for loan loss expense.  This compares to a provision expense of $625 thousand for the second quarter of 2010. The second quarter provision expense includes approximately $800 thousand for one shared-national-credit that is currently 90 days or more past due. Year-to-date, the provision expense was $2.7 million compared to $1.3 million in 2010. The provision expense that was added to the ALL exceeded net charge-offs ($1.3 million) and the ALL increased from $8.8 million at year-end 2010 to $10.2 million at June 30, 2011.  The ALL as a percentage of loans improved to 1.31% from 1.18% at December 31, 2010.

Charged-off loans usually result from: (1) a borrower being legally relieved of loan repayment responsibility through bankruptcy, (2) insufficient collateral sale proceeds to repay a loan; or (3) the borrower and/or guarantor does not own other assets that, if sold, would generate sufficient sale proceeds to repay a loan.

The Bank recorded net loan charges-off of $1.3 million for the year compared to $436 thousand for the first six months of 2010. Residential real estate construction loans recorded the largest gross charge-offs for the year of $737 thousand. The annualized net loan charge-off ratio was .35% compared to .12% for the same period in 2011 and .45% at the end of 2010.

In July 2011, the Bank recorded a charge-off of $1.9 million on two commercial real estate secured loans to two related entities. The loans were part of a shared national credit in which the Bank was participating and the action was the result of regulatory direction after review of the credit at the lead bank.  Of the $1.9 million charge-off, $1.1 million was 30 – 89 days past due and $800 thousand was 90 days or more past due at June 30, 2011.  The Corporation had $1.9 million in specific allocation associated with this relationship at June 30, 2011.

Had the charge-off been recognized in the second quarter of 2011, non-performing loans and non-performing assets both would have dropped by $833 thousand, and net charge-offs would have increased.  The nonperforming loan ratio would have fallen from 4.24% to 4.13% and the nonperforming asset ratio would have decreased from 3.30% to 3.22%.  Net charge-offs would have increased by $1.9 million to $3.2 million.  The net charge-off ratio would have increased from .35% to .42%.  In addition, the ratio of the allowance for loan losses to loans would have decreased to 1.07%

The following table presents an analysis of the allowance for loan losses for the periods ended:

				Commercial
	Residential Real Estate 1-4 Family			Industrial &	Commercial
		Junior Liens &		Agricultural	Industrial &
(Dollars in thousands)	First Liens	Lines of Credit	Construction	Real Estate	Agricultural	Consumer	Total

ALL at March 31, 2011	$612	$292	$2,342	$4,216	$1,447	$289	$9,198
Charge-offs	(45)	(172)	(337)	(261)	(41)	(50)	(906)
Recoveries	17	5	-	47	4	18	91
Provision	(55)	188	387	642	451	154	1,767
ALL at June 30, 2011	$529	$313	$2,392	$4,644	$1,861	$411	$10,150

ALL at December 31, 2010	$600	$352	$2,596	$3,358	$1,578	$317	$8,801
Charge-offs	(152)	(177)	(737)	(422)	(41)	(114)	(1,643)
Recoveries	28	5	-	240	4	48	325
Provision	53	133	533	1,468	320	160	2,667
ALL at June 30, 2011	$529	$313	$2,392	$4,644	$1,861	$411	$10,150

ALL at December 31, 2009	$550	$278	$3,087	$4,175	$752	$95	$8,937
Charge-offs	(107)	(165)	(982)	(1,736)	(232)	(452)	(3,674)
Recoveries	19	10	53	18	61	142	303
Provision	138	229	438	901	997	532	3,235
ALL at December 31, 2010	$600	$352	$2,596	$3,358	$1,578	$317	$8,801

	June 30, 2011	December 31, 2010	June 30, 2010
Net loans charged-off as a percentage of average gross loans	0.35%	0.45%	0.12%
Net loans charged-off as a percentage of the provision for loan losses	49.42%	104.20%	34.88%
Allowance as a percentage of loans	1.31%	1.18%	1.29%
Net charge-offs (recoveries)	$1,318	$3,371	$436

Management monitors the adequacy of the allowance for loan losses on an ongoing basis and reports its adequacy quarterly to the Credit Risk Oversight Committee of the Board of Directors. Management believes that the ALL at June 30, 2011 is adequate.

Other Assets:

Other assets include intangible assets, comprised of a core deposit intangible and a customer list that are being amortized over the estimated useful life of the asset.

Deposits:

Total deposits increased $60.6 million during the first half of 2011 to $794.9 million. Non-interest bearing deposits increased $15.5 million, while savings and interest-bearing checking increased $39.0 million and time deposits decreased $6.1 million. The increase in non-interest bearing checking accounts came from commercial checking accounts ($3.4 million) and retail checking accounts ($3.4 million). The Bank’s Money Management product increased $24.2 million due primarily to an increase in the Bank’s money market reciprocal deposit product available through Promontory Financial.  Retail time deposits decreased since year-end, as customers moved funds to more liquid accounts.  Brokered CDs increased $13.3 million, which includes new brokered CDs of $9.2 million.  As of June 30, 2011, the Bank had $20.7 million in CDARS reciprocal deposits included in brokered time deposits.

The following table presents a summary of deposits outstanding at:
			Change
(Dollars in thousands)	June 30, 2011	December 31, 2010	Amount	%
Demand, noninterest-bearing checking	$105,808	$90,317	$15,491	17.2

Interest-bearing checking	114,321	103,918	10,403	10.0
Money market accounts	314,000	289,763	24,237	8.4
Savings accounts	52,510	48,138	4,372	9.1
Total interest-bearing checking and savings	480,831	441,819	39,012	8.8

Retail time deposits	154,183	161,399	(7,216)	(4.5)
Brokered time deposits	54,078	40,796	13,282	32.6
Total time deposits	208,261	202,195	6,066	3.0
Total deposits	$794,900	$734,331	$60,569	8.2

Overdrawn deposit accounts reclassified as loan balances	$163	$74

Borrowings:

The balance of securities sold under agreements to repurchase, which are accounted for as collateralized financings, increased $14.1 million from year-end and the long-term debt from the FHLB decreased $21.6 million due to the prepayment of three term loans for $15.6 million as well as scheduled amortization and maturities.

Shareholders’ Equity:

Total shareholders’ equity increased $3.6 million to $86.2 million at June 30, 2011, compared to $82.6 million at the end of 2010.  The increase in retained earnings from the Corporation’s net income of $3.6 million was partially offset by the cash dividend of $2.1 million. The Corporation’s dividend payout ratio is 58.8% compared to 50.6% in 2010.  As capital levels become increasingly important during this difficult economic period, the Corporation decided to maintain its current dividend rate for the first three quarters of 2011 as a sign of confidence to its shareholders. Management views the dividend payout as a critical piece of its capital management plan.  Additionally, the Corporation continues to explore other sources of capital as part of its capital management plan for the Corporation and the Bank.  The Corporation did not repurchase any shares of the Corporation’s common stock during the first half of 2011.

Effective September 30, 2010, the Corporation amended its dividend reinvestment plan for shareholders electing to purchase additional shares of the Corporation’s common stock by reinvesting cash dividends paid on their shares or through optional cash payments.  Under the amended plan, the Corporation has modified the minimum and maximum amounts that may be invested pursuant to the voluntary cash payment option under the plan, provided for the investment of voluntary cash payments as frequently as weekly, permitted participants to make voluntary cash payments via direct draft (ACH transfer); and modified the formula for determining the purchase price with respect to shares purchased under the plan directly from the Corporation. The Corporation also authorized an additional one million (1,000,000) shares of common stock.  In the first half of 2011, these changes have added $650 thousand to capital.

Capital adequacy is currently defined by regulatory agencies through the use of several minimum required ratios.  At June 30, 2011, the Corporation was well capitalized as defined by the banking regulatory agencies.  Regulatory capital ratios for the Corporation and the Bank are shown below:

			Regulatory Ratios
				Well Capitalized
	June 30, 2011	December 31, 2010	Minimum	Minimum
Total Risk Based Capital Ratio (1)
Franklin Financial Services Corporation	11.82%	11.73%	8.00%	n/a
Farmers & Merchants Trust Company	11.20%	11.22%	8.00%	10.00%

Tier 1 Capital Ratio (2)
Franklin Financial Services Corporation	10.58%	10.54%	4.00%	n/a
Farmers & Merchants Trust Company	9.95%	10.02%	4.00%	6.00%

Leverage Ratio (3)
Franklin Financial Services Corporation	8.10%	8.16%	4.00%	n/a
Farmers & Merchants Trust Company	7.61%	7.73%	4.00%	5.00%

(1)Total risk-based capital / total risk-weighted assets, (2)Tier 1 capital / total risk-weighted assets, (3) Tier 1 capital / average quarterly assets

Economy

The Corporation’s primary market area includes Franklin, Fulton, Cumberland and Huntingdon County, PA.  This area is diverse in demographic and economic makeup.  County populations range from a low of approximately 15,000 in Fulton County to over 230,000 in Cumberland County.  At June 30, 2011, the unemployment rate for Pennsylvania decreased to 7.8% and the national rate was 9.0%, while the unemployment rate in the Corporation’s market area ranged from 6.6% in Cumberland County to 10.8% in Fulton County.  The unemployment rates for the Bank’s market area have remained high during the last three years along with state and national rates. As the recession lingers, housing prices have improved slightly over prior year, while mortgage delinquencies are consistent from the end of 2010.

The following table presents economic data for the Bank’s primary market area:
Economic Data
	June 30, 2011	December 31, 2010
Unemployment Rate (seasonally adjusted)
Market area range (1)	6.6 - 10.8%	7.3% - 12.5%
Pennsylvania	7.8%	8.9%
United States	9.0%	9.6%

Housing Price Index - year over year change
PA, nonmetropolitan statistical area	-0.7%	-1.5%
United States	-3.1%	-1.2%

Franklin County Building Permits - year over year change
Residential, estimated	-2.1%	26.8%
Multifamily, estimated	-29.5%	-10.9%

Mortgage Delinquency
Market area range (1)	1.8 - 3.0%	1.8% - 3.0%
National	5.30%	5.30%

(1) Franklin, Cumberland, Fulton and Huntingdon Counties

Unlike many companies, the assets and liabilities of the Corporation are financial in nature. As such, interest rates and changes in interest rates may have a more significant effect on the Corporation’s financial results than on other types of industries. Because of this, the Corporation watches the actions of the Federal Reserve Open Market Committee (FOMC) as it makes decisions about interest rate changes. The Fed continued to hold the fed funds target rate steady at .25% in the first six months of 2011.

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

FDIC Insurance.  Changes include permanently increasing the insurance limit to $250,000, changing the assessment base from a deposit-based calculation to an asset-based calculation, and extending unlimited FDIC insurance on certain non-interest bearing depository accounts through December 31, 2012.  The new assessment calculation method is effective for the second quarter assessment.

Corporate Checking. The prohibition against paying interest on corporate checking accounts has been lifted effective July 21, 2011.  The Bank is currently researching the best way to take advantage of this change. The Bank currently has $65 million in a sweep Repo product that it currently uses, for all intents and purposes, to pay interest on corporate checking accounts.  The net effect on interest expense cannot currently be determined, but will be dependent on the type of product developed and customers’ response to it.  Any reduction in the Repo product balance will improve the Bank’s liquidity by freeing up securities used as collateral.

Debit Card Fees.  The Durbin Amendment to Dodd-Frank requires that the amount of any interchange fee charged by a debit card issuer must be reasonable and proportional to the cost incurred by the issuer. On June 29, 2011 the Federal Reserve released its final rule on debit card interchange fees to be effective October 1, 2011. The new rule establishes a base fee cap of 21 cents plus 5 basis points of the transaction amount to cover fraud losses. This rate cap applies only to banks with assets greater than $10 billion; however, the Bank expects market forces to push the regulated prices down to all banks. If the Bank is subject to the new rate structure, it estimates that the potential loss in revenue on an annual basis to be approximately $400 thousand.

Mortgage Licensing.  Residential mortgage loan originators must register with the Nationwide Mortgage Licensing System and Registry. This registry is a database created by the states to support the licensing of mortgage originators.  Employees of agency-related institutions must register prior to originating residential mortgage loans. This requirement will increase compliance costs for the Bank.  The Bank has registered all required personnel.

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

Liquidity

The Corporation must meet the financial needs of the customers that it serves, while providing a satisfactory return on the shareholders’ investment.  In order to accomplish this, the Corporation must maintain sufficient liquidity in order to respond quickly to the changing level of funds required for both loan and deposit activity.  The goal of liquidity management is to meet the ongoing cash flow requirements of depositors who want to withdraw funds and of borrowers who request loan disbursements. The Bank regularly reviews it liquidity position by measuring its projected net cash flows (in and out) at a 30 and 90-day interval.  The Bank stresses this measurement by assuming a level of deposit out-flows within 30 days that have not historically been realized. In addition to this forecast, other funding sources are reviewed as a method to provide emergency funding if necessary.  The objective of this measurement is to identify the amount of cash that could be raised quickly without the need to liquidate assets. The Bank also stresses its liquidity position utilizing different longer-term scenarios.  The varying degrees of stress create pressure on deposit flows in its local market, reduce access to wholesale funding and limit access to funds available through brokered deposit channels.  In addition to stressing cash flow, specific liquidity risk indicators are monitored to help identify risk areas.  This analysis helps identify and quantify the potential cash surplus/deficit over a variety of time horizons to ensure the Bank has adequate funding resources.  The Bank believes it can meet all anticipated liquidity demands.

Historically, the Corporation has satisfied its liquidity needs from earnings, repayment of loans and amortizing investment securities, maturing investment securities, loan sales, deposit growth and its ability to access existing lines of credit.  All investments are classified as available for sale; therefore, securities that are not pledged as collateral for borrowings are an additional source of readily available liquidity, either by selling the security or, more preferably, to provide collateral for additional borrowing.  However, at June 30, 2011, the Bank had approximately $124 million (fair value) or 96% of its investment portfolio pledged as collateral.  The primary source of liquidity for the Bank is a line of credit with the FHLB. At June 30, 2011, the Bank had approximately $169 million available on this line of credit.

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

Off Balance Sheet Commitments and Contractual Obligations

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk.  These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments.  Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation.  Unused commitments and standby letters of credit totaled $226.2 million and $219.3 million, respectively, at June 30, 2011 and December 31, 2010.

The Corporation has entered into various contractual obligations to make future payments.  These obligations include time deposits, long-term debt, operating leases, deferred compensation and pension payments.  These amounts have not changed materially from those reported in the Corporation’s 2010 Annual Report on Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the Corporation’s exposure to market risk during the three months ended June 30, 2011. For more information on market risk refer to the Corporation’s 2010 Annual Report on Form 10-K.

Item 4.  Controls and Procedures

Evaluation of Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2011, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Changes in Internal Controls

During the second quarter, an internal review discovered that tax-exempt commercial loans booked during the fourth quarter of 2008, 2009, 2010 and the first quarter of 2011 were not properly coded as tax-exempt. This resulted in the income from these loans being recorded as taxable income and the benefit of the tax-exempt status was not reflected in the Corporation’s income tax calculation.  This discovery led Management to the conclusion that there was failure of internal controls designed to prevent such errors. After discovery of the error, Management implemented a new process that requires a member of its Risk Management division to assign the appropriate code to the loan before it is booked, and for another member of its Risk Management division to review the code after the loan is booked. In addition, the Bank’s Loan Servicing department has a dual control process to post and review loan data, and the authority to select or change existing coding has been more clearly defined. With the implementation of these new processes, Management believes that it has remediated the control weakness that was identified.  During July 2011, the Bank upgraded its core processing system.  We are currently reviewing all controls and procedures to ensure compliance with the new system.

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

Item 1A. Risk Factors
There were no material changes in the Corporation’s risk factors during the six months ended June 30, 2011. For more information, refer to the Corporation’s 2010 Annual Report on Form 10-K.

Item 2.   Unregistered  Sales of Equity Securities and Use of Proceeds
The Corporation announced a stock repurchase plan on July 8, 2010 to repurchase up to 100,000 shares of the Corporation’s common stock over a 12 month time period. There were no shares purchased in 2011 and this plan expired on July 8, 2011. The Corporation did not issue any unregistered equity securities during the quarter ended June 30, 2011.

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

31.1 Rule 13a – 14(a)/15d-14(a) Certifications – Principal Executive Officer

31.2 Rule 13a – 14(a)/15d-14(a) Certifications – Principal Financial Officer

32.1 Section 1350 Certifications – Principal Executive Officer

32.2 Section 1350 Certifications – Principal Financial Officer

101.INS** – XBRL Instance Document

101.SCH** – XBRL Taxonomy Extention Schema

101.CAL** – XBRL Taxonomy Extention Calculation Linkbase

101.DEF** – XBRL Taxonomy Extention Definition Linkbase

101.LAB** – XBRL Taxonomy Extention Label Linkbase

101.PRE** – XBRL Taxonomy Extention Presentation Linkbase

** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

FRANKLIN FINANCIAL SERVICES CORPORATION
and SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Franklin Financial Services Corporation

August 9, 2011	/s/ William E. Snell, Jr.
William E. Snell, Jr.
President and Chief Executive Officer
(Authorized Officer)

August 9, 2011	/s/ Mark R. Hollar
Mark R. Hollar
Treasurer and Chief Financial Officer
(Principal Financial Officer)