Form 10-Q
period 2011-09-30
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2011-11-09
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
 (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011,
OR

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

There were 4,002,446 outstanding shares of the Registrant’s common stock as of October 31, 2011.

Part I FINANCIAL INFORMATION

Item 1 Financial Statements

Consolidated Balance Sheets
(Dollars in thousands, except per share data)
(unaudited)

	September 30	December 31
	2011	2010

Assets
Cash and due from banks	$23,334	$11,528
Interest-bearing deposits in other banks	12,067	10,578
Total cash and cash equivalents	35,401	22,106
Investment securities available for sale, at fair value	131,588	117,616
Restricted stock	5,285	6,159
Loans	766,606	748,642
Allowance for loan losses	(9,195)	(8,801)
Net Loans	757,411	739,841
Premises and equipment, net	16,211	16,592
Bank owned life insurance	20,099	19,591
Goodwill	9,016	9,016
Other intangible assets	1,669	2,004
Other assets	20,261	18,964
Total assets	$996,941	$951,889

Liabilities
Deposits
Demand (non-interest bearing)	$105,596	$90,317
Savings and interest checking	478,795	441,819
Time	204,955	202,195
Total Deposits	789,346	734,331
Securities sold under agreements to repurchase	63,216	51,164
Long-term debt	48,892	70,885
Other liabilities	9,011	12,870
Total liabilities	910,465	869,250

Shareholders' equity
Common stock $1 par value per share, 15,000,000 shares authorized with 4,395,020 shares issued and 3,998,846 shares outstanding at September 30, 2011 and 4,317,058 shares issued and 3,919,108 shares outstanding at December 31, 2010	4,395	4,317
Capital stock without par value, 5,000,000 shares authorized with no shares issued or outstanding	-	-
Additional paid-in capital	34,367	33,096
Retained earnings	59,458	57,984
Accumulated other comprehensive loss	(4,660)	(5,642)
Treasury stock, 396,174 shares and 397,950 shares at cost at September 30, 2011 and December 31, 2010, respectively	(7,084)	(7,116)
Total shareholders' equity	86,476	82,639
Total liabilities and shareholders' equity	$996,941	$951,889

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Income
(Dollars in thousands, except per share data)
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30
	2011	2010	2011	2010

Interest income
Loans, including fees	$9,413	$9,838	$28,241	$29,080
Interest and dividends on investments:
Taxable interest	603	739	1,821	2,368
Tax exempt interest	353	385	1,027	1,253
Dividend income	17	12	67	39
Deposits and obligations of other banks	17	10	43	26
Total interest income	10,403	10,984	31,199	32,766

Interest expense
Deposits	1,725	2,048	5,153	6,611
Securities sold under agreements to repurchase	40	38	113	116
Short-term borrowings	-	-	1	-
Long-term debt	522	980	1,837	2,930
Total interest expense	2,287	3,066	7,104	9,657
Net interest income	8,116	7,918	24,095	23,109
Provision for loan losses	2,775	625	5,442	1,875
Net interest income after provision for loan losses	5,341	7,293	18,653	21,234

Noninterest income
Investment and trust services fees	953	884	2,943	2,908
Loan service charges	197	288	909	757
Mortgage banking activities	(53)	(55)	(88)	25
Deposit service charges and fees	518	622	1,652	1,793
Other service charges and fees	422	353	1,167	1,029
Increase in cash surrender value of life insurance	168	172	508	503
Other	70	18	176	90

OTTI losses on securities	-	(318)	(271)	(1,007)
Loss recognized in other comprehensive income (before taxes)	-	-	(216)	(434)
Net OTTI losses recognized in earnings	-	(318)	(55)	(573)

Securities gains (losses), net	138	(56)	150	212
Total noninterest income	2,413	1,908	7,362	6,744

Noninterest Expense
Salaries and benefits	3,796	3,384	11,392	10,147
Net occupancy expense	495	478	1,523	1,498
Furniture and equipment expense	194	196	631	578
Advertising	356	368	1,000	951
Legal and professional fees	287	418	801	1,163
Data processing	339	370	1,208	1,249
Pennsylvania bank shares tax	173	151	510	459
Intangible amortization	112	114	335	343
FDIC insurance	256	302	822	882
Other	988	854	3,228	2,550
Total noninterest expense	6,996	6,635	21,450	19,820
Income before federal income taxes	758	2,566	4,565	8,158
Federal income tax (benefit) expense	(301)	763	(102)	2,221
Net income	$1,059	$1,803	$4,667	$5,937

Per share
Basic earnings per share	$0.27	$0.46	$1.18	$1.53
Diluted earnings per share	$0.27	$0.46	$1.18	$1.53
Cash dividends declared per share	$0.27	$0.27	$0.81	$0.81

The accompanying notes are an integral part of these financial statements.

The components of comprehensive income and related tax effects are as follows:

	For the Three Months Ended		For the Nine Months Ended
(Dollars in thousands)	September 30		September 30
	2011	2010	2011	2010
Net Income	$1,059	$1,803	$4,667	$5,937

Securities:
Unrealized gains arising during the period	1,000	71	1,683	815
Reclassification adjustment for (gains) losses included in net income	(138)	374	(95)	361
Net unrealized gains	862	445	1,588	1,176
Tax effect	(293)	(151)	(540)	(400)
Net of tax amount	569	294	1,048	776

Derivatives:
Unrealized losses arising during the period	(525)	(449)	(639)	(1,464)
Reclassification adjustment for losses included in net income	186	181	541	536
Net unrealized losses	(339)	(268)	(98)	(928)
Tax effect	115	91	32	315
Net of tax amount	(224)	(177)	(66)	(613)

Pension:
Change in plan assets and benefit obligations	-	-	-	(191)
Reclassification adjustment for losses included in net income	-	-	-	-
Net unrealized losses	-	-	-	(191)
Tax effect	-	-	-	65
Net of tax amount	-	-	-	(126)

Total other comprehensive income	345	117	982	37
Total Comprehensive Income	$1,404	$1,920	$5,649	$5,974

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Changes in Shareholders' Equity
For the Nine Months Ended September 30, 2011 and 2010
(unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
(Dollars in thousands, except per share data)	Stock	Capital	Earnings	Loss	Stock	Total

Balance at December 31, 2009	$4,299	$32,832	$54,566	$(5,138)	$(7,793)	$78,766

Comprehensive income:
Net income	-	-	5,937	-	-	5,937
Unrealized gain on securities, net of reclassification adjustments and taxes	-	-	-	776	-	776
Unrealized loss on hedging activities, net of reclassification adjustments and taxes	-	-	-	(613)	-	(613)
Pension adjustment, net of tax	-	-	-	(126)	-	(126)
Total Comprehensive income						5,974

Cash dividends declared, $.81 per share	-	-	(3,140)	-	-	(3,140)
Treasury shares issued under stock option plans: 1,434	-	(2)	-	-	25	23
Treasury shares issued to dividend reinvestment plan: 36,250	-	(31)	-	-	648	617
Balance at September 30, 2010	$4,299	$32,799	$57,363	$(5,101)	$(7,120)	$82,240

Balance at December 31, 2010	$4,317	$33,096	$57,984	$(5,642)	$(7,116)	$82,639

Comprehensive income:
Net income	-	-	4,667	-	-	4,667
Unrealized gain on securities, net of reclassification adjustments and taxes	-	-	-	1,048	-	1,048
Unrealized loss on hedging activities, net of reclassification adjustments and taxes	-	-	-	(66)	-	(66)
Total Comprehensive income				-		5,649

Cash dividends declared, $.81 per share	-	-	(3,193)	-	-	(3,193)
Treasury shares issued under stock option plans: 1,776 shares	-	(2)	-	-	32	30
Common stock issued to dividend reinvestment plan: 77,963 shares	78	1,273	-	-	-	1,351
Balance at September 30, 2011	$4,395	$34,367	$59,458	$(4,660)	$(7,084)	$86,476

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended September 30
	2011	2010
(Dollars in thousands)
Cash flows from operating activities
Net income	$4,667	$5,937
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	1,056	1,000
Net amortization of loans and investment securities	606	262
Amortization and net change in mortgage servicing rights valuation	214	187
Amortization of intangibles	335	343
Provision for loan losses	5,442	1,875
Net realized gains on sales of securities	(150)	(212)
OTTI losses on securities	55	573
Loans originated for sale	-	(1,299)
Proceeds from sale of loans	-	952
Gain on sales of loans	-	(32)
Gain on sale or disposal of premises and equipment	-	(4)
Net gain on sale or disposal of other real estate/other repossessed assets	(26)	-
Increase in cash surrender value of life insurance	(508)	(503)
Contribution to pension plan	(1,942)	(525)
Increase in interest receivable and other assets	1,723	266
Decrease in interest payable and other liabilities	(2,194)	(207)
Other, net	(338)	253
Net cash provided by operating activities	8,940	8,866

Cash flows from investing activities
Proceeds from sales of investment securities available for sale	4,966	7,608
Proceeds from maturities and paydowns of investment securities available for sale	16,537	22,765
Purchase of investment securities available for sale	(34,221)	(11,560)
Net decrease in restricted stock	874	-
Net increase in loans	(26,771)	(19,398)
Proceeds from sale of other real estate/other repossessed assets	296	517
Capital expenditures	(588)	(1,955)
Net cash used in investing activities	(38,907)	(2,023)

Cash flows from financing activities
Net increase in demand deposits, interest-bearing checking and savings accounts	52,255	57,241
Net increase (decrease) in time deposits	2,760	(68,807)
Net increase (decrease) in short-term borrowings	12,052	(1,282)
Long-term debt payments	(21,993)	(3,345)
Dividends paid	(3,193)	(3,140)
Common stock issued to dividend reinvestment plan	1,351	23
Common stock issued under stock option plans	30	617
Net cash provided by (used in) financing activities	43,262	(18,693)
Increase (decrease) in cash and cash equivalents	13,295	(11,850)
Cash and cash equivalents at beginning of period	22,106	33,248
Cash and cash equivalents at end of period	$35,401	$21,398

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest on deposits and other borrowed funds	$7,056	$9,889
Income taxes	$2,425	$3,412
Noncash Activities
Loans transferred to Other Real Estate	$3,518	$79

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, and cash flows as of September 30, 2011, and for all other periods presented have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted.  It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s 2010 Annual Report on Form 10-K.  The consolidated results of operations for the period ended September 30, 2011 are not necessarily indicative of the operating results for the full year.  Management has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.

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

Earnings per share is computed based on the weighted average number of shares outstanding during each period end.  A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30
(In thousands, except per share data)	2011	2010	2011	2010
Weighted average shares outstanding (basic)	3,971	3,893	3,946	3,880
Impact of common stock equivalents	-	1	3	1
Weighted average shares outstanding (diluted)	3,971	3,894	3,949	3,881
Anti-dilutive options excluded from the calculation	97	72	70	75
Net income	$1,059	$1,803	$4,667	$5,937
Basic earnings per share	$0.27	$0.46	$1.18	$1.53
Diluted earnings per share	$0.27	$0.46	$1.18	$1.53

Note 2 – Recent Accounting Pronouncements
Testing Goodwill for Impairment.   In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-08, Testing Goodwill for Impairment.  The purpose of this ASU is to simplify how entities test goodwill for impairment by adding a new first step to the pre-existing goodwill impairment test under Accounting Standards Codification (ASC) Topic 350, Intangibles – Goodwill and other.  This amendment gives the entity the option to first assess a variety of qualitative factors such as economic conditions, cash flows, and competition to determine whether it was more likely than not that the fair value of goodwill has fallen below its carrying value.  If the entity determines that it is not likely that the fair value has fallen below its carrying value, then the entity will not have to complete the original two-step test under Topic 350.  The amendments in this ASU are effective for impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted.  The Corporation is evaluating the affect of this ASU and does not expect it to have a material affect on the Corporation’s financial position or consolidated financial statements.

Presentation of Comprehensive Income.  The provisions of this ASU amend FASB ASC Topic 220, Comprehensive Income, to facilitate the continued alignment of U.S. GAAP with International Accounting Standards.  The ASU prohibits the presentation of the components of comprehensive income in the statement of shareholder’s equity.  Reporting entities are allowed to present either: a statement of comprehensive income, which reports both net income and other comprehensive income; or separate, but consecutive, statements of net income and other comprehensive income.  Under previous GAAP, all 3 presentations were acceptable.  Regardless of the presentation selected, the Reporting Entity is required to represent all reclassifications between other comprehensive and net income on the face of the new statement or statements.  The provisions of this ASU are effective for fiscal years and interim periods beginning after December 31, 2011 for public entities.  As the two remaining options for presentation existed prior to the issuance of this ASU, early adoption is permitted. The Corporation early adopted this ASU effective with the quarter ended June 30, 2011.

Receivables – Troubled Debt Restructurings by Creditors.   The FASB has issued this ASU to clarify the accounting principles applied to loan modifications, as defined by FASB ASC Subtopic 310-40, Receivables – Troubled Debt Restructurings by Creditors.  The Update clarifies guidance on a creditor’s evaluation of whether or not a concession has been granted, with an emphasis on evaluating all aspects of the modification rather than a focus on specific criteria, such as the effective interest rate test, to determine a concession.  The Update goes on to provide guidance on specific types of modifications such as changes in the interest rate of the borrowing, and insignificant delays in payments, as well as guidance on the creditor’s evaluation of whether or not a debtor is experiencing financial difficulties.  For public entities, the amendments in the Update are effective for the first interim or annual periods beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  The entity should also disclose information required by ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which had previously been deferred by ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, for interim and annual periods beginning on or after June 15, 2011. The Corporation adopted this update effective with the quarter ended September 30, 2011.

Note 3 – Accumulated Other Comprehensive Loss

The amortized cost and estimated fair value of investment securities available for sale as of September 30, 2011 and December 31, 2010 are:

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
September 30, 2011	cost	gains	losses	Value
Equity securities	$2,768	$13	$(976)	$1,805
Obligations of U.S. Government agencies	14,402	74	(18)	14,458
Obligations of state and political subdivisions	42,004	2,248	(4)	44,248
Corporate debt securities	2,539	51	(90)	2,500
Trust Preferred securities	5,886	-	(1,215)	4,671
Mortgage-backed securities
Agency	59,726	1,213	(354)	60,585
Private-label	3,631	2	(363)	3,270
Asset-backed securities	69	-	(18)	51
	$131,025	$3,601	$(3,038)	$131,588

		Gross	Gross
(Dollars in thousands)	Amortized	unrealized	unrealized	Fair
December 31, 2010	cost	gains	losses	Value
Equity securities	$4,126	$50	$(538)	$3,638
Obligations of U.S. Government agencies	14,780	61	(56)	14,785
Obligations of state and political subdivisions	39,477	894	(419)	39,952
Corporate debt securities	2,647	64	(46)	2,665
Trust Preferred securities	5,875	-	(1,678)	4,197
Mortgage-backed securities
Agency	47,239	1,104	(46)	48,297
Private-label	4,424	20	(415)	4,029
Asset-backed securities	74	-	(21)	53
	$118,642	$2,193	$(3,219)	$117,616

Note 4 – Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Bank generally holds collateral and/or personal guarantees supporting these commitments.  The Bank had $27.2 million and $20.5 million of standby letters of credit as of September 30, 2011 and December 31, 2010, respectively. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The amount of the liability as of September 30, 2011 and December 31, 2010 for guarantees under standby letters of credit issued was not material.

Note 5 - Investments

The amortized cost and estimated fair value of investment securities available for sale as of September 30, 2011 and December 31, 2010 are:

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
September 30, 2011	cost	gains	losses	Value
Equity securities	$2,768	$13	$(976)	$1,805
Obligations of U.S. Government agencies	14,402	74	(18)	14,458
Obligations of state and political subdivisions	42,004	2,248	(4)	44,248
Corporate debt securities	2,539	51	(90)	2,500
Trust Preferred securities	5,886	-	(1,215)	4,671
Mortgage-backed securities
Agency	59,726	1,213	(354)	60,585
Private-label	3,631	2	(363)	3,270
Asset-backed securities	69	-	(18)	51
	$131,025	$3,601	$(3,038)	$131,588

		Gross	Gross
(Dollars in thousands)	Amortized	unrealized	unrealized	Fair
December 31, 2010	cost	gains	losses	Value
Equity securities	$4,126	$50	$(538)	$3,638
Obligations of U.S. Government agencies	14,780	61	(56)	14,785
Obligations of state and political subdivisions	39,477	894	(419)	39,952
Corporate debt securities	2,647	64	(46)	2,665
Trust Preferred securities	5,875	-	(1,678)	4,197
Mortgage-backed securities
Agency	47,239	1,104	(46)	48,297
Private-label	4,424	20	(415)	4,029
Asset-backed securities	74	-	(21)	53
	$118,642	$2,193	$(3,219)	$117,616

The amortized cost of securities pledged as collateral to secure various funding sources was $120.7 million at September 30, 2011 and $108.7 million at December 31, 2010.

The amortized cost and fair value of debt securities as of September 30, 2011, by contractual maturity are shown below. Actual maturities may differ from contractual maturities because of prepayment or call options embedded in the securities.

	Amortized	Fair
(Dollars in thousands)	cost	Value
Due in one year or less	$5,862	$5,862
Due after one year through five years	14,063	14,703
Due after five years through ten years	14,649	15,414
Due after ten years	30,326	29,949
	64,900	65,928
Mortgage-backed securities	63,357	63,855

	$128,257	$129,783

At September 30, 2011, the unrealized loss in the equity portfolio was $976 thousand on a fair value of $1.8 million. The equity portfolio is comprised of only bank and financial institution stocks.  The fair value of equities with an unrealized loss declined by $1.5 million since year-end 2010.  The reduction in the fair value is due in large part to the sale of more than 38,000 shares of Tower Bancorp during the year with a fair value of approximately $880 thousand. The unrealized loss on equity securities increased by $438 thousand with nearly all of this increase occurring during the third quarter as overall market prices for bank stocks moved down.

The following table reflects temporary impairment in the investment portfolio (excluding restricted stock), aggregated by investment category, length of time that individual securities have been in a continuous unrealized loss position and the number of securities in each category as of September 30, 2011 and December 31, 2010:

	September 30, 2011
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Number	Value	Losses	Number	Value	Losses	Number

Equity securities	$490	$(122)	3	$1,262	$(854)	20	$1,752	$(976)	23
Obligations of U.S. Government agencies	2,500	(1)	1	6,062	(17)	12	8,562	(18)	13
Obligations of state and political subdivisions	362	(4)	1	-	-	-	362	(4)	1
Corporate debt securities	-	-	-	1,919	(90)	2	1,919	(90)	2
Trust Preferred securities	-	-	-	4,671	(1,215)	7	4,671	(1,215)	7
Mortgage-backed securities
Agency	18,356	(310)	15	1,258	(44)	1	19,614	(354)	16
Private-label	1,107	(34)	2	1,864	(329)	4	2,971	(363)	6
Asset-backed securities	-	-	-	50	(18)	3	50	(18)	3
Total temporarily impaired securities	$22,815	$(471)	22	$17,086	$(2,567)	49	$39,901	$(3,038)	71

	December 31, 2010
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Number	Value	Losses	Number	Value	Losses	Number

Equity securities	$1	$(1)	1	$3,261	$(537)	20	$3,262	$(538)	21
Obligations of U.S. Government agencies	3,476	(17)	2	6,433	(39)	14	9,909	(56)	16
Obligations of state and political subdivisions	11,861	(405)	24	292	(14)	1	12,153	(419)	25
Corporate debt securities	-	-	-	1,968	(46)	2	1,968	(46)	2
Trust Preferred securities	-	-	-	4,196	(1,678)	7	4,196	(1,678)	7
Mortgage-backed securities
Agency	9,859	(46)	6	-	-	-	9,859	(46)	6
Private-label	-	-	-	2,676	(415)	5	2,676	(415)	5
Asset-backed securities	-	-	-	53	(21)	3	53	(21)	3
Total temporarily impaired securities	$25,197	$(469)	33	$18,879	$(2,750)	52	$44,076	$(3,219)	85

The following table provides additional detail about trust preferred securities as of September 30, 2011:

Trust Preferred Securities
(Dollars in thousands)
Deal Name	Single Issuer or Pooled	Class	Amortized Cost	Fair Value	Gross Unrealized Gain (Loss)	Lowest Credit Rating Assigned	Number of Banks Currently Performing	Deferrals and Defaults as % of Original Collateral	Expected Deferral/ Defaults as a Percentage of Remaining Performing Collateral

Huntington Cap Trust	Single	Preferred Stock	$929	$785	$(144)	B	1	None	None
Huntington Cap Trust II	Single	Preferred Stock	875	755	(120)	B	1	None	None
BankAmerica Cap III	Single	Preferred Stock	956	645	(311)	BB	1	None	None
Wachovia Cap Trust II	Single	Preferred Stock	273	252	(21)	Baa2	1	None	None
Corestates Captl Tr II	Single	Preferred Stock	925	849	(76)	Baa1	1	None	None
Chase Cap VI JPM	Single	Preferred Stock	957	783	(174)	BBB	1	None	None
Fleet Cap Tr V	Single	Preferred Stock	971	602	(369)	BB	1	None	None
			$5,886	$4,671	$(1,215)

The following table provides additional detail about private label mortgage-backed securities as of September 30, 2011:

Private Label Mortgage Backed Securities
(Dollars in thousands)				Gross				Cummulative
	Orgination	Amortized	Fair	Unrealized	Collateral	Lowest Credit	Credit	OTTI
Decscription	Date	Cost	Value	Gain (Loss)	Type	Rating Assigned	Support %	Charges
RALI 2003-QS15 A1	8/1/2003	$297	$299	$2	ALT A	A1	11.21	$-
RALI 2004-QS4 A7	3/1/2004	488	480	(8)	ALT A	AA	12.29	-
MALT 2004-6 7A1	6/1/2004	652	627	(25)	ALT A	BB	11.17	-
RALI 2005-QS2 A1	2/1/2005	578	526	(52)	ALT A	CCC	7.33	-
RALI 2006-QS4 A2	4/1/2006	853	652	(201)	ALT A	D	-	218
GSR 2006-5F 2A1	5/1/2006	313	307	(6)	Prime	CCC	3.31	-
RALI 2006-QS8 A1	7/28/2006	450	379	(71)	ALT A	D	-	172
		$3,631	$3,270	$(361)				$390

For more information concerning investments, refer to the Investment Securities discussion in the Financial Condition section of Management’s Discussion and Analysis.

Note 6 – Loans

A summary of loans outstanding, by primary collateral, at the end of the reporting period is as follows:

			Change
(Dollars in thousands)	September 30, 2011	December 31, 2010	Amount	%
Residential Real Estate 1-4 Family
First liens	$144,022	$144,128	$(106)	(0.1)
Junior liens and lines of credit	52,137	56,694	(4,557)	(8.0)
Total	196,159	200,822	(4,663)	(2.3)
Residential real estate - construction	18,377	79,557	(61,180)	(76.9)
Commercial, industrial and agricultural real estate	360,681	304,195	56,486	18.6
Commercial, industrial and agricultural	177,162	146,672	30,490	20.8
Consumer	14,227	17,396	(3,169)	(18.2)
	766,606	748,642	17,964	2.4
Less: Allowance for loan losses	(9,195)	(8,801)	(394)	4.5
Net Loans	$757,411	$739,841	$17,570	2.4

Included in the loan balances are the following:
Net unamortized deferred loan costs	$477	$567
Unamortized discount on purchased loans	$(180)	$(220)

Loans pledged as collateral for borrowings and commitments from:
FHLB	$665,637	$648,272
Federal Reserve Bank	42,925	53,682
	$708,562	$701,954

The majority of the decrease in residential real estate - construction is offset by the increase in the commercial real estate portfolio as loans were reclassified due to construction loans moving to an amortizing status and to more accurately reflect the collateral or purpose of the loan.

Note 7 – Loan Quality

The following table presents, by loan segment, the Allowance for Loan Losses (ALL) for the periods ended:

				Commercial
	Residential Real Estate 1-4 Family			Industrial &	Commercial
		Junior Liens &		Agricultural	Industrial &
(Dollars in thousands)	First Liens	Lines of Credit	Construction	Real Estate	Agricultural	Consumer	Total

ALL at June 30, 2011	$529	$313	$2,392	$4,644	$1,861	$411	$10,150
Charge-offs	(144)	(9)	(1,543)	(2,065)	(19)	(44)	(3,824)
Recoveries	2	5	-	61	7	19	94
Provision	767	22	-	1,700	286	-	2,775
ALL at September 30, 2011	$1,154	$331	$849	$4,340	$2,135	$386	$9,195

ALL at December 31, 2010	$600	$352	$2,596	$3,358	$1,578	$317	$8,801
Charge-offs	(296)	(186)	(2,280)	(2,487)	(60)	(158)	(5,467)
Recoveries	30	10	-	301	11	67	419
Provision	820	155	533	3,168	606	160	5,442
ALL at September 30, 2011	$1,154	$331	$849	$4,340	$2,135	$386	$9,195

ALL at December 31, 2009	$550	$278	$3,087	$4,175	$752	$95	$8,937
Charge-offs	(107)	(165)	(982)	(1,736)	(232)	(452)	(3,674)
Recoveries	19	10	53	18	61	142	303
Provision	138	229	438	901	997	532	3,235
ALL at December 31, 2010	$600	$352	$2,596	$3,358	$1,578	$317	$8,801

The following table presents, by loan segment, loans that were evaluated for the ALL under the specific reserve (individually) and those that were evaluated under the general reserve (collectively) as of September 30, 2011 and December 31, 2010.

				Commercial
	Residential Real Estate 1-4 Family			Industrial &	Commercial
		Junior Liens &		Agricultural	Industrial &
(Dollars in thousands)	First Liens	Lines of Credit	Construction	Real Estate	Agricultural	Consumer	Total

September 30, 2011
Loans evaluated for allowance:
Individually	$5,619	$382	$-	$22,571	$5,055	$-	$33,627
Collectively	138,403	51,755	18,377	338,110	172,107	14,227	732,979
Total	$144,022	$52,137	$18,377	$360,681	$177,162	$14,227	$766,606

ALL established for loans evaluated:
Individually	$810	$3	$-	$2,566	$1,310	$-	$4,689
Collectively	345	329	490	2,150	836	356	4,506
ALL at September 30, 2011	$1,155	$332	$490	$4,716	$2,146	$356	$9,195

December 31, 2010
Loans evaluated for allowance:
Individually	$965	$408	$7,988	$21,425	$2,398	$3	$33,187
Collectively	143,163	56,286	71,569	282,770	144,274	17,393	715,455
Total	$144,128	$56,694	$79,557	$304,195	$146,672	$17,396	$748,642

ALL established for loans evaluated:
Individually	$179	$4	$1,566	$2,170	$854	$3	$4,776
Collectively	421	348	1,030	1,188	724	314	4,025
ALL at December 31, 2010	$600	$352	$2,596	$3,358	$1,578	$317	$8,801

The following table shows additional information about those loans considered to be impaired at September 30, 2011 and December 31, 2010:

	Impaired Loans
	With No Allowance		With Allowance
(Dollars in thousands)		Unpaid		Unpaid
	Recorded	Principal	Recorded	Principal	Related
	Investment	Balance	Investment	Balance	Allowance
September 30, 2011
Residential Real Estate 1-4 Family
First liens	$178	$178	$5,441	$5,585	$810
Junior liens and lines of credit	248	248	134	134	3
Total	426	426	5,575	5,719	813
Residential real estate - construction	-	-	-	-	-
Commercial, industrial and agricultural real estate	10,306	10,797	12,265	13,449	2,566
Commercial, industrial and agricultural	2,759	2,775	2,296	2,418	1,310
Consumer	-	-	-	-	-
Total	$13,491	$13,998	$20,136	$21,586	$4,689

December 31, 2010
Residential Real Estate 1-4 Family
First liens	$-	$-	$965	$971	$179
Junior liens and lines of credit	122	122	286	286	4
Total	122	122	1,251	1,257	183
Residential real estate - construction	3,958	3,958	4,030	4,030	1,566
Commercial, industrial and agricultural real estate	7,307	7,378	14,118	14,312	2,170
Commercial, industrial and agricultural	51	52	2,347	2,386	854
Consumer	-	-	3	3	3
Total	$11,438	$11,510	$21,749	$21,988	$4,776

The following table shows the average of impaired loans and related interest income for the three and nine months ended September 30, 2011:

	Three Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2011
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Residential Real Estate 1-4 Family
First liens	$3,123	$190	$2,400	$193
Junior liens and lines of credit	398	-	366	-
Total	3,521	190	2,766	193
Residential real estate - construction	6,352	(63)	7,329	-
Commercial, industrial and agricultural real estate	20,604	292	19,810	443
Commercial, industrial and agricultural	3,228	32	2,965	47
Consumer	-	-	1	-
Total	$33,705	$451	$32,871	$683

The following table presents a summary of nonperforming assets as of September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
		% of Loan		% of Loan
(Dollars in thousands)	Balance	Segment	Balance	Segment

Nonaccrual loans
Residential Real Estate 1-4 Family
First liens	$1,449	1.01%	$691	0.48%
Junior liens and lines of credit	515	0.99%	122	0.22%
Total	1,964	1.00%	813	0.40%
Residential real estate - construction	-	0.00%	6,500	8.17%
Commercial, industrial and agricultural real estate	13,204	3.69%	13,003	4.27%
Commercial, industrial and agricultural	4,186	2.33%	1,668	1.14%
Consumer	-	-	-	-
Total nonaccrual loans	$19,354		$21,984

Loans past due 90 days or more and not included above
Residential Real Estate 1-4 Family
First liens	$2,805		$1,093
Junior liens and lines of credit	222		833
Total	3,027		1,926
Residential real estate - construction	121		911
Commercial, industrial and agricultural real estate	3,280		2,343
Commercial, industrial and agricultural	357		244
Consumer	22		125
Total loans past due 90 days or more and still accruing	6,807		5,549

Total nonperforming loans	26,161		27,533

Other real estate owned	3,337		618
Total nonperforming assets	$29,498		$28,151

Restructured Loans (TDRs)
Performing	$6,414		$656
Non-performing (included above)	4,674		-
Total TDRs	$11,088		$656

Nonaccrual loans to total gross loans	2.52%		2.94%
Nonperforming loans to total gross loans	3.41%		3.68%
Nonperforming assets to total assets	2.96%		2.96%
Allowance for loan losses to nonperforming loans	35.15%		31.97%

The following table presents the aging of payments of the loan portfolio:

		Loans Past Due and Still Accruing					Total
(Dollars in thousands)	Current	30-59 Days	60-89 Days	90 Days+	Total	Non-Accrual	Loans
September 30, 2011
Residential Real Estate 1-4 Family
First liens	$138,350	$676	$742	$2,805	$4,223	$1,449	$144,022
Junior liens and lines of credit	50,960	377	63	222	662	515	52,137
Total	189,310	1,053	805	3,027	4,885	1,964	196,159
Residential real estate - construction	18,256	-	-	121	121	-	18,377
Commercial, industrial and agricultural real estate	342,906	1,291	-	3,280	4,571	13,204	360,681
Commercial, industrial and agricultural	170,297	2,281	41	357	2,679	4,186	177,162
Consumer	13,777	341	87	22	450	-	14,227
Total	$734,546	$4,966	$933	$6,807	$12,706	$19,354	$766,606

December 31, 2010
Residential Real Estate 1-4 Family
First liens	$140,711	$979	$654	$1,093	$2,726	$691	$144,128
Junior liens and lines of credit	55,723	16	-	833	849	122	56,694
Total	196,434	995	654	1,926	3,575	813	200,822
Residential real estate - construction	72,146	-	-	911	911	6,500	79,557
Commercial, industrial and agricultural real estate	285,050	3,786	13	2,343	6,142	13,003	304,195
Commercial, industrial and agricultural	142,829	1,786	145	244	2,175	1,668	146,672
Consumer	17,077	164	30	125	319	-	17,396
Total	$713,536	$6,731	$842	$5,549	$13,122	$21,984	$748,642

The following table reports the internal credit rating for those loans in the portfolio that are assigned an individual credit rating (primarily commercial loans):

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total

September 30, 2011
Commercial Purpose Residential Real Estate 1-4 Family
First liens	$45,774	$3,068	$5,215	$-	$54,057
Junior liens and lines of credit	9,199	297	555	-	10,051
Total	54,973	3,365	5,770	-	64,108
Residential real estate - construction	15,594	1,069	936	-	17,599
Commercial, industrial and agricultural real estate	306,407	36,897	17,377	-	360,681
Commercial, industrial and agricultural	161,179	5,432	10,551	-	177,162
Total	$538,153	$46,763	$34,634	$-	$619,550

December 31, 2010
Commercial Purpose Residential Real Estate 1-4 Family
First liens	$40,051	$1,821	$3,299	$-	$45,171
Junior liens and lines of credit	10,565	68	391	-	11,024
Total	50,616	1,889	3,690	-	56,195
Residential real estate - construction	59,097	6,671	11,892	-	77,660
Commercial, industrial and agricultural real estate	273,279	8,481	22,435	-	304,195
Commercial, industrial and agricultural	132,981	6,383	7,308	-	146,672
Total	$515,973	$23,424	$45,325	$-	$584,722

For loans that are not assigned an individual credit rating (primarily consumer and residential mortgage loans), the Bank evaluates credit quality based on the aging status of the loan (previously presented) and the performing status.  The following table presents the performance status on selected loans:

(Dollars in thousands)	September 30, 2011
	Consumer		Residential Real Estate
	Lines of Credit	Installment	Home Equity Lines	Retail Mortgages	Total
Performing	$3,327	$10,878	$18,465	$113,146	$145,816
Non-performing	8	14	30	1,188	1,240
Total	$3,335	$10,892	$18,495	$114,334	$147,056

	December 31, 2010
	Consumer		Residential Real Estate
	Lines of Credit	Installment	Home Equity Lines	Retail Mortgages	Total
Performing	$3,231	$14,040	$17,939	$127,236	$162,446
Non-performing	11	114	99	1,250	1,474
Total	$3,242	$14,154	$18,038	$128,486	$163,920

The following table presents information on the Bank’s Troubled Debt Restructuring (TDR) loans:

			Troubled Debt Restructings
			That Have Defaulted on
(Dollars in thousands)	Troubled Debt Restructings		Modified Terms YTD
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
September 30, 2011
Residential real estate	2	$93	-	$-
Residential real estate - construction	18	3,206	-	-
Commercial, industrial and agricultural real estate	9	7,789	2	462
Total	29	$11,088	2	$462

December 31, 2010
Commercial, industrial and agricultural real estate	2	$656
Total	2	$656

	New Troubled Debt Restructurings
	Three Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2011
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
Residential real estate	1	$30	2	$93
Residential real estate – construction	18	3,206	18	3,206
Commercial, industrial and agricultural real estate	1	2,663	7	7,327
Total	20	$5,899	27	$10,626

The type of loan concession granted for loans newly classified as a troubled debt restructuring during the periods ended:

	Three Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2011
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
Modification or Concession
Maturity	-	$-	1	$260
Rate	19	3,236	21	6,154
Payment	1	2,663	5	4,212
	20	$5,899	27	$10,626

The Bank recorded a charge-off of $1.9 million from the ALL at the time of restructuring.

Note 8 – Pensions

The components of pension expense for the periods presented are as follows:

	Three months ended		Nine months ended
	September 30		September 30
(Dollars in thousands)	2011	2010	2011	2010
Components of net periodic (benefit) cost:
Service cost	$87	$91	$274	$274
Interest cost	183	185	545	557
Expected return on plan assets	(189)	(209)	(565)	(628)
Recognized net actuarial loss	95	43	275	128
Net periodic cost	$176	$110	$529	$331

The Bank expects its pension expense to increase in 2011 compared to 2010.  The Bank expects to contribute $2.1 million to its pension plan in 2011.  This contribution will meet the minimum funding requirements.

Note 9 – Mortgage Servicing Rights

Activity pertaining to mortgage servicing rights and the related valuation allowance follows:

	Nine Months Ended
	September 30
(Dollars in thousands)	2011	2010
Cost of mortgage servicing rights:
Beginning balance	$933	$1,190
Originations	-	10
Amortization	(145)	(134)
Ending balance	$788	$1,066

Valuation allowance:
Beginning balance	$(330)	$(476)
Valuation charges	(81)	-
Valuation reversals	12	60
Ending balance	$(399)	$(416)

Mortgage servicing rights cost	$788	$1,066
Valuation allowance	(399)	(416)
Carrying value	$389	$650

Fair value	$389	$650

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

The fair value of the Corporation's financial instruments are as follows:

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	$35,401	$35,401	$22,106	$22,106
Investment securities available for sale	131,588	131,588	117,616	117,616
Restricted stock	5,285	5,285	6,159	6,159
Net loans	757,411	768,183	739,841	750,944
Accrued interest receivable	2,854	2,854	3,662	3,662
Mortgage servicing rights	389	389	603	603

Financial liabilities:
Deposits	$789,346	$792,957	$734,331	$737,274
Securities sold under agreements to repurchase	63,216	63,216	51,164	51,164
Long-term debt	48,892	51,778	70,885	74,695
Accrued interest payable	831	831	757	757
Interest rate swaps	1,850	1,850	1,752	1,752

The preceding information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Corporation’s financial instruments reported above at September 30, 2011 and December 31, 2010:
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

For financial assets and liabilities measured at fair value on a recurring basis, there were no transfers of financial assets or liabilities between Level 1 and Level 2 during the period ending September 30, 2011.

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollars in Thousands)	Fair Value at September 30, 2011
	Level 1	Level 2	Level 3	Total
Asset Description
Equity securities	$1,805	$-	$-	$1,805
Obligations of U.S. Government agencies	-	14,458	-	14,458
Obligations of state and political subdivisions	-	44,248	-	44,248
Corporate debt securities	-	2,500	-	2,500
Trust Preferred Securities	-	4,671	-	4,671
Mortgage-backed securities
Agency	-	60,585	-	60,585
Private-label	-	3,270	-	3,270
Asset-backed securities	-	51	-	51
Total assets	$1,805	$129,783	$-	$131,588

Liability Description
Interest rate swaps	$-	$1,850	$-	$1,850
Total liabilities	$-	$1,850	$-	$1,850

(Dollars in Thousands)	Fair Value at December 31, 2010
	Level 1	Level 2	Level 3	Total
Asset Description
Equity securities	$3,638	$-	$-	$3,638
Obligations of U.S. Government agencies	-	14,785	-	14,785
Obligations of state and political subdivisions	-	39,952	-	39,952
Corporate debt securities	-	2,665	-	2,665
Trust Preferred Securities	-	4,197	-	4,197
Mortgage-backed securities
Agency	-	48,297	-	48,297
Private-label	-	4,029	-	4,029
Asset-backed securities	-	53	-	53
Total assets	$3,638	$113,978	$-	$117,616

Liability Description
Interest rate swaps	$-	$1,752	$-	$1,752
Total liabilities	$-	$1,752	$-	$1,752

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

For financial assets and liabilities measured at fair value on a nonrecurring  basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollars in Thousands)
	Fair Value at September 30, 2011
Asset Description	Level 1	Level 2	Level 3	Total
Impaired loans with specific allowance	$-	$-	$15,447	$15,447
Other real estate owned	-	-	3,337	3,337
Mortgage servicing rights	-	-	389	389
Total assets	$-	$-	$19,173	$19,173

(Dollars in Thousands)	Fair Value at December 31, 2010
Asset Description	Level 1	Level 2	Level 3	Total
Impaired loans with specific allowance	$-	$-	$16,973	$16,973
Other real estate owned	-	-	618	618
Mortgage servicing rights	-	-	603	603
Total assets	$-	$-	$18,194	$18,194

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

Other real estate owned: The fair value of other real estate owned, upon initial recognition, is estimated using Level 2 inputs within the fair value hierarchy based on observable market data and Level 3 inputs based on customized discounting criteria.  In connection with the measurement and initial recognition of the foregoing assets, the Corporation recognizes charge-offs through the allowance for loan losses.  Declines in fair value of other real estate subsequent to initial recognition are recorded in other expenses in the Corporation’s statement of income.

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

Information regarding the interest rate swaps as of September 30, 2011 follows:

(Dollars in thousands)				Amount Expected to
				be Expensed into
Notional	Maturity	Interest Rate		Earnings within the
Amount	Date	Fixed	Variable	next 12 Months

$10,000	5/30/2013	3.60%	0.02%	$358
$10,000	5/30/2015	3.87%	0.02%	$385

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

Fair Value of Derivative Instruments in the Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010 are as follows:

Fair Value of Derivative Instruments
(Dollars in thousands)		Balance Sheet
Date	Type	Location	Fair Value
September 30, 2011	Interest rate contracts	Other liabilities	$1,850
December 31, 2010	Interest rate contracts	Other liabilities	$1,752

The Effect of Derivative Instruments on the Statement of Income for the Three and Nine Months Ended September 30, 2011 and 2010 follows:

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships
(Dollars in thousands)
		Location of	Amount of Gain
		Gain or (Loss)	or (Loss)
	Amount of Gain or (Loss)	Reclassified from	Reclassified from	Location of Gain or	Amount of Gain or
	Recognized in OCI	Accumulated OCI	Accumulated OCI	(Loss) Recognized in	(Loss) Recognized in
	net of tax on Derivative	into Income	into Income	Income on Derivative	Income on Derivative
Type / Date	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)

Interest Rate Contracts

Three months ended:
September 30, 2011	$(224)	Interest Expense	$(186)	Other income (expense)	$-
September 30, 2010	$(177)	Interest Expense	$(180)	Other income (expense)	$-

Nine months ended:
September 30, 2011	$(66)	Interest Expense	$(541)	Other income (expense)	$-
September 30, 2010	$(613)	Interest Expense	$(536)	Other income (expense)	$-

Note 12 – Reclassifications

Certain prior period amounts may have been reclassified to conform to the current year presentation.  Such reclassifications did not affect reported net income.

Item 2

Management’s Discussion and Analysis of Results of Operations and Financial Condition
For the Three and Nine Month Periods Ended September 30, 2011 and 2010

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

Results of Operations

Year-to-Date Summary
At September 30, 2011, total assets were $996.9 million, an increase of $45.1 million from December 31, 2010. Net loans grew to $757.4 million and total deposits increased to $789.3 million.  The Corporation reported net income for the first nine months of 2011 of $4.7 million.  This is a 21.4% decrease versus net income of $5.9 million for the same period in 2010. Total revenue (interest income and noninterest income) decreased $949 thousand year-over-year. Interest income decreased $1.6 million, but was more than offset by a decrease of $2.6 million in interest expense, resulting in a 4.3% increase in net interest income. Noninterest income improved 9.2% due to less other than temporary investment charges. Higher salary and benefit expense, as well as prepayment penalties on term loans, contributed to the increase in noninterest expense.   The provision for loan losses was $5.4 million for the period, $3.6 million more than in 2010.  Diluted earnings per share decreased to $1.18 in 2011 from $1.53 in 2010.

Other key performance ratios as of, or for the nine months ended September 30, 2011 and 2010 (on an annualized basis) are listed below:

	2011	2010
Return on average equity (ROE)	7.39%	9.56%
Return on average assets (ROA)	.63%	.79%
Return on average tangible average equity(1)	8.84%	11.80%
Return on average tangible average assets(1)	.66%	.85%
Net interest margin	3.67%	3.47%
Efficiency ratio	68.40%	64.16%

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

A more detailed discussion of the operating results for the three months ended September 30, 2011 follows:

Comparison of the three months ended September 30, 2011 to the three months ended September 30, 2010:

Net Interest Income

  The most important source of the Corporation’s earnings is net interest income, which is defined as the difference between income on interest-earning assets and the expense of interest-bearing liabilities supporting those assets.  Principal categories of interest-earning assets are loans and securities, while deposits, securities sold under agreements to repurchase (Repos), short-term borrowings and long-term debt are the principal categories of interest-bearing liabilities.  Demand deposits enhance net interest income because they are noninterest-bearing deposits. For the purpose of this discussion, balance sheet items refer to the average balance for the period and net interest income is adjusted to a fully taxable-equivalent basis.  This tax-equivalent adjustment facilitates performance comparisons between taxable and tax-free assets by increasing the tax-free income by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the Corporation’s 34% Federal statutory rate.

Tax equivalent interest income for the third quarter of 2011 decreased $359 thousand quarter over quarter.  Average interest-earning assets increased $25.1 million from 2010 and the yield on these assets decreased by 29 basis points.  The average balance of investment securities increased $2.9 million while average loans increased $10.4 million (1.4%) quarter over quarter.  Average commercial loans increased $36.1 million, but the increase was partially offset by a decrease in the average balance of mortgage and consumer loans.  Average mortgage loans decreased $6.9 million, as the majority of new mortgage originations are sold in the secondary market and the portfolio continues to runoff.  Average consumer loans, including home equity loans, decreased $20.4 million, as consumers continue to borrow less during the economic recession and the indirect lending portfolio continues to run-off as the Bank exited this business in early 2010 and no new loans have been booked.

Interest expense was $2.3 million for the third quarter, a decrease of $779 thousand from the 2010 total of $3.1 million.  Average interest-bearing liabilities decreased $1.2 million to $796.7 million for 2011 from an average balance of $797.9 million in 2010.  The average cost of these liabilities decreased from 1.52% in 2010 to 1.14% in 2011.  Average interest-bearing deposits increased $40.9 million, due to increases in interest checking and savings accounts ($15.2 million), and money management deposits ($30.2 million), but this increase was somewhat offset by decreases in certificates of deposit ($4.5 million). The cost of interest-bearing deposits decreased from 1.26% to 1.00%.  Securities sold under agreements to repurchase (Repos) decreased $2.2 million on average over the prior year quarter while the average rate remained constant at .25%.   The average balance of long-term debt decreased by $44.2 million due to scheduled amortization and maturities, as well as a prepayment of $15.6 million on three Federal Home Loan Bank of Pittsburgh (FHLB) advances that occurred earlier in the year.

The changes in the balance sheet and interest rates resulted in an increase in tax equivalent net interest income of $420 thousand to $8.5 million in 2011 compared to $8.1 million in 2010.  The Bank’s net interest margin increased from 3.53% to 3.61% in 2011.  The increase in the net interest margin is the result of a decrease in the rate on interest-bearing liabilities of 38 basis points, while the yield on interest-earnings assets only decreased 29 basis points.

The following table shows a comparative analysis of average balances, asset yields and funding costs for the three months ended September 30, 2011 and 2010.  These components drive changes in net interest income.

	For the Three Months Ended September 30
	2011			2010
		Tax			Tax
	Average	Equivalent	Average	Average	Equivalent	Average
(Dollars in thousands)	balance	Interest	yield/rate	balance	Interest	yield/rate
Interest-earning assets
Federal funds sold and interest-bearing balances	$27,159	$17	0.25%	$15,402	$12	0.31%
Investment securities	137,207	1,141	3.56%	134,327	1,315	3.92%
Loans	770,995	9,647	4.96%	760,576	9,837	5.10%
Total interest-earning assets	$935,361	10,805	4.58%	$910,305	11,164	4.87%

Interest-bearing liabilities
Interest-bearing deposits	$683,971	1,725	1.00%	$643,094	2,048	1.26%
Securities sold under agreements to repurchase	63,642	40	0.25%	61,480	38	0.25%
Long-term debt	49,052	522	4.22%	93,278	980	4.17%
Total interest-bearing liabilities	$796,665	2,287	1.14%	$797,852	3,066	1.52%
Interest spread			3.44%			3.35%
Tax equivalent Net interest income/Net interest margin		8,518	3.61%		8,098	3.53%
Tax equivalent adjustment		(402)			(180)
Net interest income		$8,116			$7,918

All amounts have been adjusted to a tax-equivalent basis using a tax rate of 34%.  Investments include the average unrealized gains or losses.  Loan balances include nonaccruing loans and are gross of the allowance for loan losses.

Provision for Loan Losses

For the third quarter of 2011, the provision expense was $2.8 million versus $625 thousand in 2010.  For more information concerning loan quality and the allowance for loan losses, refer to the Loan discussion in the Financial Condition section.

Noninterest Income

For the third quarter of 2011, noninterest income increased $505 thousand from the same period in 2010.  Investment and trust service fees increased $69 thousand due to higher recurring asset management fees. Loan service charges decreased $91 thousand as mortgage origination fees decreased due to lower consumer demand.  Mortgage banking fees were flat, while deposit service charges decreased $104 thousand due to lower retail overdraft fees and less retail and commercial checking service charge fees.  Other service charges and fees increased $69 thousand primarily due to an increase in ATM and debit card fees.   The increase in cash surrender value of life insurance remained flat for the quarter, while other income increased $52 thousand primarily due to a state sales tax refund. Securities gains of $138 thousand were recorded during the quarter primarily from the sale of equity securities. There were no other than temporary impairment charges recorded during the quarter.

The following table presents a comparison of noninterest income for the three months ended September 30, 2011 and 2010:

	For the Three Months Ended
(Dollars in thousands)	September 30		Change
	2011	2010	Amount	%
Noninterest Income
Investment and trust services fees	$953	$884	$69	7.8
Loan service charges	197	288	(91)	(31.6)
Mortgage banking activities	(53)	(55)	2	(3.6)
Deposit service charges and fees	518	622	(104)	(16.7)
Other service charges and fees	422	353	69	19.5
Increase in cash surrender value of life insurance	168	172	(4)	(2.3)
Other	70	18	52	288.9
OTTI losses on securities	-	(318)	318	N/M
Less: Loss recognized in other comprehensive income (before taxes)	-	-	-	N/M
Net OTTI losses recognized in earnings	-	(318)	318	N/M
Securities gains (losses), net	138	(56)	194	(346.4)
Total noninterest income	$2,413	$1,908	$505	26.5

Noninterest Expense

Noninterest expense for the third quarter of 2011 totaled $7.0 million compared to $6.6 million in the same quarter of 2010.  The increase in salaries and benefits was primarily due to annual salary adjustments ($191 thousand), as well as increases in health insurance expense ($154 thousand), pension expense ($66 thousand) and for an incentive compensation program ($63 thousand).  Legal and professional fees decreased due to lower legal fees in 2011, while FDIC insurance decreased $46 thousand, as the FDIC assessment rate decreased.  Other expenses increased $134 thousand due to expenses related to the upgrade to the Bank’s core processing system during the third quarter of 2011.

The following table presents a comparison of noninterest expense for the three months ended September 30, 2011 and 2010:

(Dollars in thousands)	For the Three Months Ended
	September 30		Change
	2011	2010	Amount	%
Noninterest Expense
Salaries and benefits	$3,796	$3,384	$412	12.2
Net occupancy expense	495	478	17	3.6
Furniture and equipment expense	194	196	(2)	(1.0)
Advertising	356	368	(12)	(3.3)
Legal and professional fees	287	418	(131)	(31.3)
Data processing	339	370	(31)	(8.4)
Pennsylvania bank shares tax	173	151	22	14.6
Intangible amortization	112	114	(2)	(1.8)
FDIC insurance	256	302	(46)	(15.2)
Other	988	854	134	15.7
Total noninterest expense	$6,996	$6,635	$361	5.4

Income taxes

For the third quarter of 2011 the Corporation recorded a Federal income tax benefit of $301 thousand compared to income tax expense of $763 thousand for the same quarter in 2010, due to a lower level of pre-tax income, due primarily to a higher provision for loan loss expense, that was offset by a higher proportion of tax free income to pre-tax income that resulted in less tax expense.

Comparison of the nine months ended September 30, 2011 to the nine months ended September 30, 2010:

Net Interest Income

Tax equivalent interest income for the first nine months of 2011 decreased by $1.1 million compared to 2010.  Average interest-earning assets increased $11.4 million from 2010, but the yield on these assets decreased by 22 basis points.  The average balance of investment securities decreased $8.2 million year over year due to pay downs, maturities and sales in the portfolio, net of investment purchases.  Total average loans increased $10.7 million (1.4%) year over year.  Average commercial loans increased $37.0 million, but the increase was partially offset by a decrease in the average balance of mortgage and consumer loans.  Average mortgage loans decreased $5.4 million, as the majority of new mortgage originations are sold in the secondary market and the portfolio continues to runoff.  Average consumer loans, including home equity loans, decreased $21.0 million, as consumers continue to borrow less during the economic recession and the indirect lending portfolio continues to run-off as the Bank exited this business in early 2010 and no new loans have been booked.

Interest expense was $7.1 million for the first nine months of 2011, a decrease of $2.6 million from the 2010 total of $9.7 million.  Average interest-bearing liabilities decreased $12.3 million to $787.2 million for 2011 from an average balance of $799.5 million in 2010.  The average cost of these liabilities decreased from 1.61% in 2010 to 1.21% in 2011.  Average interest-bearing deposits increased $24.8 million, due to increases in interest checking and savings accounts ($34.5 million), and money management deposits ($38.8 million), but these increases were offset by decreases in certificates of deposit ($28.1 million). The cost of interest-bearing deposits decreased from 1.37% to 1.03%.  Securities sold under agreements to repurchase have decreased $1.5 million on average over the prior year, but the average rate remained constant at .25%.   The average balance of long-term debt decreased by $35.8 million due to scheduled amortization and maturities, as well as prepayments of $15.6 million on three Federal Home Loan Bank of Pittsburgh (FHLB) advances.

The changes in the balance sheet and interest rates resulted in an increase in tax equivalent net interest income of $1.4 million to $25.2 million in 2011 compared to $23.8 million in 2010.  The Bank’s net interest margin increased from 3.47% to 3.67% in 2011.  The increase in the net interest margin is primarily the result of a decrease in the rate on interest-bearing liabilities of 40 basis points that more than offset the decrease in the yield on interest-earning assets of 22 basis points.

The following table shows a comparative analysis of average balances, asset yields and funding costs for the nine months ended September 30, 2011 and 2010.  These components drive changes in net interest income.

	For the Nine Months Ended September 30
	2011			2010
		Tax			Tax
	Average	Equivalent	Average	Average	Equivalent	Average
(Dollars in thousands)	balance	Interest	yield/rate	balance	Interest	yield/rate
Interest-earning assets
Federal funds sold and interest-bearing balances	$22,843	$43	0.25%	$13,892	$26	0.25%
Investment securities	132,078	3,402	3.75%	140,285	4,235	4.02%
Loans	764,697	28,905	5.05%	753,994	29,191	5.14%
Total interest-earning assets	$919,618	32,350	4.70%	$908,171	33,452	4.92%

Interest-bearing liabilities
Interest-bearing deposits	$668,317	5,153	1.03%	$643,526	6,611	1.37%
Securities sold under agreements to repurchase	60,507	113	0.25%	62,028	116	0.25%
Short-term borrowings	238	1	0.73%	74	-	0.64%
Long-term debt	58,114	1,837	4.23%	93,889	2,930	4.17%
Total interest-bearing liabilities	$787,176	7,104	1.21%	$799,517	9,657	1.61%
Interest spread			3.50%			3.31%
Tax equivalent Net interest income/Net interest margin		25,246	3.67%		23,795	3.47%
Tax equivalent adjustment		(1,151)			(686)
Net interest income		$24,095			$23,109

All amounts have been adjusted to a tax-equivalent basis using a tax rate of 34%.  Investments include the average unrealized gains or losses.  Loan balances include nonaccruing loans and are gross of the allowance for loan losses.

Provision for Loan Losses

The provision expense, year-to-date, was $5.4 million versus $1.9 million in 2010.  For more information concerning loan quality and the allowance for loan losses, refer to the Loan discussion in the Financial Condition section.

Noninterest Income

For the first nine months of 2011, noninterest income increased 9.2% to $7.4 million compared to $6.7 million in the same period in 2010.  Investment and trust service fees increased $35 thousand due to higher recurring asset management fees. Loan service charges increased $152 thousand primarily from a large prepayment penalty on a commercial loan.  This loan was match funded with an FHLB advance and the fee to prepay the FHLB advance is recorded in other expense.  Mortgage banking fees decreased year over year as 2011 had net impairment charges of $145 thousand compared to a reversal of previously recorded impairment charges of $12 thousand in 2010.  In addition, mortgage-servicing income declined and 2010 contained $32 thousand in gains on the sale of mortgage loans while none were recorded during the year in 2011.  Deposit service charges decreased $141 thousand due to a decrease in retail overdraft fees and a decrease in fees from the Bank’s overdraft protection program.  Other service charges and fees increased primarily due to a $62 thousand increase in debit card fees and a $28 thousand increase in ATM fees.    Other income increased $86 thousand due primarily to a state tax refund.  Other than temporary impairment charges of $55 thousand on two bonds were taken in 2011 compared to $573 on two bonds and two equity securities in the first nine months of 2010.  The Corporation also had realized gains of $150 thousand on the sale of equity securities in 2011, compared to $212 thousand in 2010.

The following table presents a comparison of noninterest income for the nine months ended September 30, 2011 and 2010:

	For the Nine Months Ended
(Dollars in thousands)	September 30		Change
	2011	2010	Amount	%
Noninterest Income
Investment and trust services fees	$2,943	$2,908	$35	1.2
Loan service charges	909	757	152	20.1
Mortgage banking activities	(88)	25	(113)	(452.0)
Deposit service charges and fees	1,652	1,793	(141)	(7.9)
Other service charges and fees	1,167	1,029	138	13.4
Increase in cash surrender value of life insurance	508	503	5	1.0
Other	176	90	86	95.6
OTTI losses on securities	(271)	(1,007)	736	(73.1)
Less: Loss recognized in other comprehensive income (before taxes)	(216)	(434)	218	(50.2)
Net OTTI losses recognized in earnings	(55)	(573)	518	(90.4)
Securities gains (losses), net	150	212	(62)	(29.2)
Total noninterest income	$7,362	$6,744	$618	9.2

Noninterest Expense

Noninterest expense for the first nine months of 2011 totaled $21.5 million compared to $19.8 million in the same period in 2010.  The increase in salaries and benefits was primarily due to annual salary adjustments ($464 thousand), as well as for an increase in health insurance ($272 thousand), pension expense ($198 thousand), and for an incentive compensation program ($187 thousand).  Legal and professional fees decreased due primarily to lower legal fees in 2011, which are down $247 thousand compared to 2010. FDIC insurance decreased $60 thousand, as the FDIC assessment rate decreased.  Other expenses increased $678 thousand due to $344 thousand in prepayment penalties on three FHLB advances of $15.6 million. The prepaid advances included $12 million to prepay term loans with a high interest rate and $3.6 million that was match funded to a commercial loan.  The rates on the term loans were more than what the Corporation was earning on invested overnight funds and it will recoup this expense through the remainder of 2011 as a result of the prepayment.

The following table presents a comparison of noninterest expense for the nine months ended September 30, 2011 and 2010:

(Dollars in thousands)	For the Nine Months Ended
	September 30		Change
	2011	2010	Amount	%
Noninterest Expense
Salaries and benefits	$11,392	$10,147	$1,245	12.3
Net occupancy expense	1,523	1,498	25	1.7
Furniture and equipment expense	631	578	53	9.2
Advertising	1,000	951	49	5.2
Legal and professional fees	801	1,163	(362)	(31.1)
Data processing	1,208	1,249	(41)	(3.3)
Pennsylvania bank shares tax	510	459	51	11.1
Intangible amortization	335	343	(8)	(2.3)
FDIC insurance	822	882	(60)	(6.8)
Other	3,228	2,550	678	26.6
Total noninterest expense	$21,450	$19,820	$1,630	8.2

Income taxes

For the first nine months of 2011, the Corporation recorded a Federal income tax benefit of $102 thousand compared to $2.2 million of income tax expense in 2010.  During the second quarter of 2011, an internal review discovered that tax-exempt commercial loans booked in the fourth quarter of 2008, during 2009, 2010 and the first quarter of 2011 were not properly coded as tax-exempt in the Bank’s core processing system. This resulted in the income from these loans being recorded as taxable income and the benefit of the tax-exempt status was not reflected in the Corporation’s income tax calculation. After a thorough review of the affected loans to determine the unrecorded tax benefit, and consultation with the Corporation’s internal and external audit firms, the Corporation deemed the adjustment to be immaterial to the consolidated financial statements for the current and prior year and therefore, no prior period adjustment was required. The Corporation recorded the past income tax benefits during the second quarter of 2011. The adjustment to income tax expense for the second quarter was a credit of approximately $660 thousand attributable to the years 2008, 2009 and 2010 and approximately $95 thousand attributable to the first quarter of 2011.  This adjustment is reflected in the nine month period ended September 30, 2011. In addition, a lower level of pre-tax income in 2011, due primarily to a higher provision for loan loss expense, offset by a higher proportion of tax-exempt income also helped reduce income tax expense for the period.  Without the adjustments for past periods, the effective tax rate for 2011 would have been 12.2%. Likewise, had the 2010 adjustment been recognized in 2010, the effective tax rate would have been 22.3% compared to 26.1% as reported. All taxable income for the Corporation is taxed at a rate of 34%.

Financial Condition

Summary:

At September 30, 2011, assets totaled $996.9 million, an increase of $45.1 million from the 2010 year-end balance of $951.9 million. Investment securities increased $14.0 million, while net loans increased $17.6 million. Deposits were up $55.0 million in 2011 due primarily to increases in noninterest-bearing and money management deposits. Shareholders’ equity increased $3.8 million during the first nine months as retained earnings increased approximately $1.5 million, other comprehensive loss improved $982 thousand and the Corporation’s Dividend Reinvestment Plan (DRIP) added an additional $1.3 million in new capital.

Investment Securities:

At September 30, 2011 the investment portfolio totaled $131.6 million, approximately $14 million more than at year-end 2010. The composition of the portfolio has not changed significantly during the year with a significant portion of the portfolio (46%) being held in U.S. Agency mortgage-backed securities. During the year, $34.2 million of new purchases were made.  The majority of these purchases ($24.0 million) were agency mortgage backed securities that were added as collateral for secured deposits and Repos. Approximately $5.0 million of tax-exempt municipal securities were also purchased. The investment portfolio had a net unrealized gain of $563 thousand at September 30, 2011 compared to a net unrealized loss of $1.0 million at year-end 2010. The largest unrealized losses were in the equity and trust preferred sectors, but these losses were offset by unrealized gains in the municipal and agency mortgage-backed securities sectors.

The equity portfolio is comprised of bank stocks and the Bank and the Corporation each maintain separate equity investment portfolios.  The municipal bond portfolio is well diversified geographically (issuers from within 25 states) and is comprised primarily of general obligation bonds (79%).  Most municipal bonds have credit enhancements in the form of private bond insurance or other credit support. The largest municipal bond exposure is to nineteen issuers in the state of Texas with a fair value of $7.2 million.  The Bank holds corporate bonds with a fair value $2.5 million (3 issuers) representing financial services companies. The trust preferred investments are comprised of seven single issuer trust preferred securities with an amortized cost of $5.9 million and a fair value of $4.7 million. The majority of the mortgage-backed security portfolio is comprised of U.S. Government Agency products. However, the Bank has seven private-label mortgage backed securities (PLMBS) with an amortized cost of $3.6 million and a fair value of $3.3 million.

The amortized cost and estimated fair value of investment securities available for sale as of September 30, 2011 and December 31, 2010 are:

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
September 30, 2011	cost	gains	losses	Value
Equity securities	$2,768	$13	$(976)	$1,805
Obligations of U.S. Government agencies	14,402	74	(18)	14,458
Obligations of state and political subdivisions	42,004	2,248	(4)	44,248
Corporate debt securities	2,539	51	(90)	2,500
Trust Preferred securities	5,886	-	(1,215)	4,671
Mortgage-backed securities
Agency	59,726	1,213	(354)	60,585
Private-label	3,631	2	(363)	3,270
Asset-backed securities	69	-	(18)	51
	$131,025	$3,601	$(3,038)	$131,588

		Gross	Gross
(Dollars in thousands)	Amortized	unrealized	unrealized	Fair
December 31, 2010	cost	gains	losses	Value
Equity securities	$4,126	$50	$(538)	$3,638
Obligations of U.S. Government agencies	14,780	61	(56)	14,785
Obligations of state and political subdivisions	39,477	894	(419)	39,952
Corporate debt securities	2,647	64	(46)	2,665
Trust Preferred securities	5,875	-	(1,678)	4,197
Mortgage-backed securities
Agency	47,239	1,104	(46)	48,297
Private-label	4,424	20	(415)	4,029
Asset-backed securities	74	-	(21)	53
	$118,642	$2,193	$(3,219)	$117,616

The following table provides additional detail about the Bank’s trust preferred securities as of September 30, 2011:

Trust Preferred Securities
(Dollars in thousands)
Deal Name	Single Issuer or Pooled	Class	Amortized Cost	Fair Value	Gross Unrealized Gain (Loss)	Lowest Credit Rating Assigned	Number of Banks Currently Performing	Deferrals and Defaults as % of Original Collateral	Expected Deferral/ Defaults as a Percentage of Remaining Performing Collateral

Huntington Cap Trust	Single	Preferred Stock	$929	$785	$(144)	B	1	None	None
Huntington Cap Trust II	Single	Preferred Stock	875	755	(120)	B	1	None	None
BankAmerica Cap III	Single	Preferred Stock	956	645	(311)	BB	1	None	None
Wachovia Cap Trust II	Single	Preferred Stock	273	252	(21)	Baa2	1	None	None
Corestates Captl Tr II	Single	Preferred Stock	925	849	(76)	Baa1	1	None	None
Chase Cap VI JPM	Single	Preferred Stock	957	783	(174)	BBB	1	None	None
Fleet Cap Tr V	Single	Preferred Stock	971	602	(369)	BB	1	None	None
			$5,886	$4,671	$(1,215)

The following table provides additional detail about private label mortgage-backed securities as of September 30, 2011:

Private Label Mortgage Backed Securities
(Dollars in thousands)				Gross				Cummulative
	Orgination	Amortized	Fair	Unrealized	Collateral	Lowest Credit	Credit	OTTI
Decscription	Date	Cost	Value	Gain (Loss)	Type	Rating Assigned	Support %	Charges
RALI 2003-QS15 A1	8/1/2003	$297	$299	$2	ALT A	A1	11.21	$-
RALI 2004-QS4 A7	3/1/2004	488	480	(8)	ALT A	AA	12.29	-
MALT 2004-6 7A1	6/1/2004	652	627	(25)	ALT A	BB	11.17	-
RALI 2005-QS2 A1	2/1/2005	578	526	(52)	ALT A	CCC	7.33	-
RALI 2006-QS4 A2	4/1/2006	853	652	(201)	ALT A	D	-	218
GSR 2006-5F 2A1	5/1/2006	313	307	(6)	Prime	CCC	3.31	-
RALI 2006-QS8 A1	7/28/2006	450	379	(71)	ALT A	D	-	172
		$3,631	$3,270	$(361)				$390

The investment portfolio contained 71 securities with $40.0 million of temporarily impaired fair value and $3.0 million in unrealized losses. This position is improved from year-end 2010 when there were 85 securities with an unrealized loss of $3.2 million, but slightly worse than at June 30 as the overall market trended downward during the third quarter. The trust preferred investment category showed the largest improvement during the year as it unrealized loss declined by $463 thousand. However, the improvement was offset by unrealized losses in the equity portfolio that increased $438 thousand.

For securities with an unrealized loss, Management applies a systematic methodology in order to perform an assessment of the potential for “other-than-temporary” impairment.  In the case of debt securities, investments considered for “other-than-temporary” impairment: (1) had a specified maturity or repricing date; (2) were generally expected to be redeemed at par, and (3) were expected to achieve a recovery in market value within a reasonable period of time. In addition, the Bank considers whether it intends to sell these securities or whether it will be forced to sell these securities before maturity. Equity securities are assessed for other-than-temporary impairment based on the length of time of impairment, dollar amount of the impairment and general market and financial conditions relating to specific issues.  Accordingly, the impairments identified on debt and equity securities and subjected to the assessment at September 30, 2011 were deemed to be temporary and required no further adjustment to the financial statements, unless otherwise noted.

The following table reflects temporary impairment in the investment portfolio (excluding restricted stock), aggregated by investment category, length of time that individual securities have been in a continuous unrealized loss position and the number of securities in each category as of September 30, 2011 and December 31, 2010:

	September 30, 2011
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Number	Value	Losses	Number	Value	Losses	Number

Equity securities	$490	$(122)	3	$1,262	$(854)	20	$1,752	$(976)	23
Obligations of U.S. Government agencies	2,500	(1)	1	6,062	(17)	12	8,562	(18)	13
Obligations of state and political subdivisions	362	(4)	1	-	-	-	362	(4)	1
Corporate debt securities	-	-	-	1,919	(90)	2	1,919	(90)	2
Trust Preferred securities	-	-	-	4,671	(1,215)	7	4,671	(1,215)	7
Mortgage-backed securities
Agency	18,356	(310)	15	1,258	(44)	1	19,614	(354)	16
Private-label	1,107	(34)	2	1,864	(329)	4	2,971	(363)	6
Asset-backed securities	-	-	-	50	(18)	3	50	(18)	3
Total temporarily impaired securities	$22,815	$(471)	22	$17,086	$(2,567)	49	$39,901	$(3,038)	71

	December 31, 2010
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Number	Value	Losses	Number	Value	Losses	Number

Equity securities	$1	$(1)	1	$3,261	$(537)	20	$3,262	$(538)	21
Obligations of U.S. Government agencies	3,476	(17)	2	6,433	(39)	14	9,909	(56)	16
Obligations of state and political subdivisions	11,861	(405)	24	292	(14)	1	12,153	(419)	25
Corporate debt securities	-	-	-	1,968	(46)	2	1,968	(46)	2
Trust Preferred securities	-	-	-	4,196	(1,678)	7	4,196	(1,678)	7
Mortgage-backed securities
Agency	9,859	(46)	6	-	-	-	9,859	(46)	6
Private-label	-	-	-	2,676	(415)	5	2,676	(415)	5
Asset-backed securities	-	-	-	53	(21)	3	53	(21)	3
Total temporarily impaired securities	$25,197	$(469)	33	$18,879	$(2,750)	52	$44,076	$(3,219)	85

At September 30, 2011, the unrealized loss in the equity portfolio was $976 thousand on a fair value of $1.8 million. The fair value of equities with an unrealized loss declined by $1.5 million since year-end 2010.  The reduction in the fair value is due in large part to the sale of more than 38,000 shares of Tower Bancorp during the year with a fair value of approximately $880 thousand. The unrealized loss on equity securities increased by $438 thousand with nearly all of this increase occurring during the third quarter as overall market prices for bank stocks moved down.

The unrealized loss in the trust preferred portfolio at September 30, 2011 is $1.2 million compared to $896 thousand at June 30, 2011 and $1.7 million at year-end 2010. These securities show a significant price improvement since year-end, but general market conditions resulted in lower prices and higher unrealized losses during the third quarter. Trust-preferred securities can reflect single entity issues or a group of entities (pooled trust preferred). Pooled trust preferred securities have been the subject of significant write-downs due in some cases from the default of one issuer in the pool that then impairs the entire pool.  All of the Bank’s trust preferred securities are single issue, variable rate notes with long maturities (2027 – 2028) from companies that received money (and in some cases paid back) from the Troubled Asset Relief Program (TARP), continue to pay dividends and have raised capital.  At September 30, 2011, the Bank believes it will be able to collect all interest and principal due on these bonds and no other-than-temporary-impairment charges were recorded.  See the Trust Preferred Securities table for additional information.

The largest unrealized loss in the MBS portfolio is in the private-label PLMBS sector with a net unrealized loss of $363 thousand. Six PLMBS have an unrealized loss of $363 thousand, while one bond has a small unrealized gain of $2 thousand.  These bonds were all rated AAA at time of purchase, but have since have experienced rating declines. Some have experienced increased delinquencies and defaults, while others have seen the credit support increase as the bonds paid-down. The Bank monitors the performance of the PLMBS investments on a regular basis and reviews delinquencies, default rates, credit support levels and various cash flow stress test scenarios. In determining the credit related loss, Management considers all principal past due 60 days or more as a loss. If additional principal moves beyond 60 days past due, it will also be considered a loss. As a result of the analysis on PLMBS it was determined that two bonds contained losses that were considered other-than-temporarily impaired and an impairment charge of $55 thousand was recorded during the second quarter of 2011.  This charge represents the amount that Management believes is attributable to credit issues related to the two bonds.  The market for PLMBS continues to be weak and Management believes that this factor accounts for the remaining portion of the unrealized losses that is not attributable to credit issues. There were no other-than-temporary charges recorded on PLMBS during the third quarter. Management continues to monitor these securities and it is possible that additional write-downs may occur if current loss trends continue. See the PLMBS table above for additional information.

The following table represents the cumulative credit losses on securities recognized in earnings as of September 30, 2011.

Nine Months
(Dollars in thousands)	Ended
September 30, 2011
Balance of cumulative credit losses on securities, January 1, 2011	$335
Additions for credit losses recorded which were not previously recognized as componenets of earnings	55
Balance of cumulative credit losses on securities, September 30, 2011	$390

The Bank held $5.3 million of restricted stock at September 30, 2011.  Except for $30 thousand, this investment represents stock in FHLB Pittsburgh. The Bank is required to hold this stock to be a member of FHLB and it is carried at cost of $100 per share.  In December 2008, FHLB announced it would suspend its regular cash dividend and the regular repurchase of excess capital stock from its members as part of capital restoration plan.  However, FHLB has made unscheduled stock repurchases of  $874 thousand during the year. Despite these purchases, FHLB has not resumed its past practice of redeeming excess capital stock on a regular basis.  FHLB stock is evaluated for impairment primarily based on an assessment of the ultimate recoverability of its cost. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support its operations.  There is not a public market for FHLB stock and the benefits of FHLB membership (e.g., liquidity and low cost funding) add value to the stock beyond purely financial measures. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment.

Loans:

Net loans increased $17.6 million from year-end.  Residential real estate loans, comprised of mortgage and home equity loans, decreased $4.7 million from year-end 2010. First lien loans remained flat as the Bank sells the majority of new mortgage originations in the secondary market. The Bank originated approximately $10.8 million in mortgage loans for sale this year through a third party brokerage agreement. The Bank collects a fee for originating these loans, but it does not retain or service the loans.  Junior liens and lines of credit decreased $4.6 million, as there is less demand from consumers for home equity products. Many consumers have seen the equity in their homes decline and are less willing to borrow money in the uncertain economy. Due to these facts, the Bank expects its residential real estate loan portfolio to decline in future periods.

Residential real estate construction loans decreased $61.2 million from the end of 2010 to $18.4 million at September 30, 2011.  The majority of this decrease is offset by the increase in the commercial real estate portfolio as loans were reclassified due to construction loans moving to an amortizing status and to more accurately reflect the collateral or purpose of the loan. The Bank’s exposure to residential construction loans is concentrated primarily in south central Pennsylvania. This portfolio is comprised of $778 thousand to individuals to build their own homes and $17.6 million to developers to construct residential homes for sale or improve land for the sale of residential building lots. These balances compare to $6.0 million to individuals and $73.6 million to developers at year-end.   Real estate construction loans, especially land development loans, frequently provide an interest reserve in order to assist the developer during the development stage when minimal cash flow is generated. All real estate construction loans are underwritten in the same manner, regardless of the use of an interest reserve. At September 30, 2011, the Bank had $21.8 million in real estate loans with a Bank funded interest reserve and has capitalized $2.1 million of interest from these reserves on active projects.  Real estate construction loans are monitored on a regular basis by either an independent third party inspector or the assigned loan officer depending on loan amount or complexity of the project. This monitoring process includes at a minimum, the submission of invoices and AIA documents of costs incurred by the borrower, on-site inspections, and a signature by the assigned loan officer for disbursement of funds.  Year-to-date, the Bank has recognized $316 thousand of interest income that was funded by interest reserve accounts.

Commercial real estate loans (CRE) increased $56.5 million during the first nine months of 2011.  The commercial real estate portfolio includes $109.1 million of owner occupied properties, $130.2 million of non-owner occupied properties, $70.8 million of construction and land development and $38.1 million secured by farmland.  Commercial, industrial and agricultural loans (C&I) increased $30.5 million, primarily the result of loans to local municipalities (approximately $11.5 million) and loans to commercial customers to fund business operations (approximately $17.2 million).  Included in the C&I portfolio is $57.5 million of loans to government municipalities.  During the first nine months of 2011, the Bank purchased $12.2 million of loan participations, $2.7 million of C&I loans, $3.4 million included in residential real estate construction and $6.1 million of commercial real estate loans. The Bank expects the amount of commercial loan participations available for purchase in 2011 to be similar to the $17.4 million purchased in 2010.  At September 30, 2011, the Bank held $152.3 million in purchased commercial loan participations.

Consumer loans have decreased by approximately $3.2 million, with most of the decrease occurring in the indirect lending portfolio.  With the Bank’s decision to exit this line of business in the first quarter of 2010, as well as the unwillingness of consumers to increase their debt, the consumer portfolio will continue to run-down.

The following table presents a summary of loans outstanding, by primary collateral as of:

			Change
(Dollars in thousands)	September 30, 2011	December 31, 2010	Amount	%
Residential Real Estate 1-4 Family
First liens	$144,022	$144,128	$(106)	(0.1)
Junior liens and lines of credit	52,137	56,694	(4,557)	(8.0)
Total	196,159	200,822	(4,663)	(2.3)
Residential real estate - construction	18,377	79,557	(61,180)	(76.9)
Commercial, industrial and agricultural real estate	360,681	304,195	56,486	18.6
Commercial, industrial and agricultural	177,162	146,672	30,490	20.8
Consumer	14,227	17,396	(3,169)	(18.2)
	766,606	748,642	17,964	2.4
Less: Allowance for loan losses	(9,195)	(8,801)	(394)	4.5
Net Loans	$757,411	$739,841	$17,570	2.4

Included in the loan balances are the following:
Net unamortized deferred loan costs	$477	$567
Unamortized discount on purchased loans	$(180)	$(220)

Loans pledged as collateral for borrowings and commitments from:
FHLB	$665,637	$648,272
Federal Reserve Bank	42,925	53,682
	$708,562	$701,954

Loan Quality:

Management utilizes a risk rating system (1 – 9) to evaluate loan asset quality. It monitors loan asset quality by continually reviewing four measurements: (1) watch list loans (loans risk rated 6 or higher), (2) loan delinquency, (3) foreclosed real estate (other real estate owned or OREO), and (4) net-charge-offs.  Management compares trends in these measurements with its national and local peer group’s average measurements.

Loans that are risk rated 6 (OAEM) or lower are placed on the watch list. At September 30, 2011, there was $81.4 million on the watch list, down slightly from $83.3 million at June 30, 2011, but up from  $69.9 million at December 31, 2010.  The watch list is comprised of $46.8 million of loans with a risk rating of 6 and $34.6 million of loans with a risk rating of 7.   The watch list is a comprehensive list of loans that the Bank has identified as needing increased monitoring, usually because of indications that the borrower is, or is likely to be, in a position of weakening cash flow that may require alternative sources of cash, or collateral liquidation to pay the loan.  Included on the watch list are loans that may or may not be delinquent or on nonaccrual, loans that may or may not be considered impaired (including troubled debt restructurings), and potential problem loans. The Bank’s Loan Management Committee reviews the watch list and risk ratings on a monthly basis in order to proactively identify and manage loan problems.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all interest and principal payments due according to the originally contracted terms of the loan agreement. Impaired loans totaled $33.6 million on September 30, 2011 compared to $37.0 million and  $33.2 million at June 30, 2011 and December 31, 2010, respectively. The majority of the impaired loan balance is in commercial and agriculture real estate, $22.6 million. The Bank has $13.5 million of impaired loans with no loss reserve and $20.1 million with an established loss reserve of  $4.7 million. See the Loan Quality Note to the Consolidated Financial Statements for additional information on impaired loans.

A loan is considered a troubled debt restructuring (TDR) if the creditor (the Bank), for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider.  The Bank has 29 loan contracts, between 8 borrowers classified as TDR loans for $11.1 million up from 2 loan contracts totaling $656 thousand at December 31, 2010.  Performing TDR loans totaled $6.4 million and $4.7 million are nonperforming. When a loan is newly classified as a TDR, it is reviewed for nonaccrual status. If the loan is put on nonaccrual, it is on nonaccrual status for a period of at least 6 months in order to ensure it can perform in accordance with its restructured terms. During this period, if the loan performs, interest is recognized on a cash basis. Of the $4.7 million of TDR on nonaccrual, $2.7 million represents one new TDR loan. There is one TDR for $462 thousand that is past due 90 days or more and is considered not to be performing in accordance with its restructured terms.  One loan classified as a TDR ($2.7 million) during the third quarter represents the Bank’s restructured portion of a large shared national credit. This credit was comprised of several loans to related entities and principals of the shared national credit. All of the loans were restructured into one performing “A” note and a nonperforming “B” note. The “B” note was charged-off at restructuring in the third quarter and the Bank recorded a charge-off of  $1.9 million on its share of the “B” note. The Bank’s “A” note is $2.7 million and is currently carried as a nonaccrual loan. The Bank expects that the borrower will be able to perform under the restructured terms and that it will be able to be returned to accrual status after 6 months of performance. It is possible that the Bank will continue to report higher levels of TDR loans as more businesses experience economic hardship and seek loan concessions. See the Loan Quality Note to the Consolidated Financial Statements for additional information on TDR loans.

Potential problem loans are loans where the borrowers may or may not be able to comply with current loan terms (the Bank’s watch list), but exclude loans that are 90 days or more past due and nonaccrual loans. Potential problem loans totaled $55.2 million at September 30, 2011 compared to $55.1 million at June 30, 2011 and $42.4 million at year-end 2010.

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

It is the Bank’s policy to evaluate the probable collectability of principal and interest due under the terms of loan contracts for all loans 90-days or more past due or restructured loans. Further, it is the Bank’s policy to discontinue accruing interest on loans that are not adequately secured and in the process of collection.  When a loan is placed on nonaccrual status, any current year accrued interest is subtracted from its current period income, and any prior year accrued interest is charged-off from the allowance for loan losses.

Loan quality, as measured by nonperforming loans, is virtually unchanged during 2011 and nonperforming loans totaled $26.2 million at September 30, 2011 compared to $32.7 million at June 30, 2011 and $27.5 million at year-end 2010. While the balance of nonperforming loans declined, much of this decrease is due to loans being charged-off or transferred to other real estate owned (OREO).  Loans past due 90 days or more and still accruing increased $1.3 with both residential and commercial real estate showing increases during the year. Nonaccrual loans fell by $2.6 million from year-end 2010, primarily the result of a payoff on a large nonaccrual loan ($2.2 million) in January 2011.  During the second quarter of 2011, $3.7 million was added to nonaccrual status related to three loans to one borrower in the residential real estate construction sector. In the third quarter, this property was moved to OREO as the result of accepting a deed-in-lieu of foreclosure from the developer. The loan was moved to OREO at a fair value of $2.4 million after a charge-off of $1.3 million. The fair value was determined by a new appraisal value that was 60% less than the property appraised for 2 years earlier. Also during the third quarter, the TDR loan of $2.7 million previously discussed, was added to nonaccrual.  The ratio of nonperforming loans to total gross loans fell from 3.68% at December 31, 2010 to 3.41% at September 30, 2011. If the slow economy continues, it is possible that other loans may become delinquent and nonperforming loans could remain at a high level. See the Notes to the Consolidated Financial Statements for additional information on past due loans and internal loan credit risk ratings.

The following table presents a summary of nonperforming assets:

	September 30, 2011		December 31, 2010
		% of Loan		% of Loan
(Dollars in thousands)	Balance	Segment	Balance	Segment

Nonaccrual loans
Residential Real Estate 1-4 Family
First liens	$1,449	1.01%	$691	0.48%
Junior liens and lines of credit	515	0.99%	122	0.22%
Total	1,964	1.00%	813	0.40%
Residential real estate - construction	-	0.00%	6,500	8.17%
Commercial, industrial and agricultural real estate	13,204	3.69%	13,003	4.27%
Commercial, industrial and agricultural	4,186	2.33%	1,668	1.14%
Consumer	-	-	-	-
Total nonaccrual loans	$19,354		$21,984

Loans past due 90 days or more and not included above
Residential Real Estate 1-4 Family
First liens	$2,805		$1,093
Junior liens and lines of credit	222		833
Total	3,027		1,926
Residential real estate - construction	121		911
Commercial, industrial and agricultural real estate	3,280		2,343
Commercial, industrial and agricultural	357		244
Consumer	22		125
Total loans past due 90 days or more and still accruing	6,807		5,549

Total nonperforming loans	26,161		27,533

Other real estate owned	3,337		618
Total nonperforming assets	$29,498		$28,151

Restructured Loans (TDRs)
Performing	$6,414		$656
Non-performing (included above)	4,674		-
Total TDRs	$11,088		$656

Nonaccrual loans to total gross loans	2.52%		2.94%
Nonperforming loans to total gross loans	3.41%		3.68%
Nonperforming assets to total assets	2.96%		2.96%
Allowance for loan losses to nonperforming loans	35.15%		31.97%

The majority of the $19.4 million nonaccrual loan balance is comprised of five loan relationships totaling $14.5 million. The following table provides additional information on the most significant nonaccrual accounts:

Significant Nonaccrual Loans
September 30, 2011
(Dollars in thousands)
	Orgination		ALL	Nonaccrual			Last
	Date	Balance	Reserve	Date	Collateral	Location	Appraisal(1)

Credit 1
Residential real estate construction	2006	$1,010	$525	May-09	1st lien residential building lots	PA	Nov-10
and development , 1-4 family							$733

Credit 2
Agricultural	2004 - 2006	1,549	-	Mar-09	1st and 2nd lien on agricultural real estate,	PA	Dec-09
4 separate notes					farm equipment, livestock and a 70% FSA		$3,049
					guarantee on a $352 thousand note

Credit 3	2005 - 2010	2,746	396	Dec-10	1st, 2nd and 3rd lien on 600+ acres	PA	Sep-11
Agricultural					of farm real estate, equipment and		$3,623
7 separate notes					inventory

Credit 4	2008	6,500	1,787	Dec-10	1st lien on 92 acres undeveloped	PA	Jan-11
Commercial real estate					commercial real estate		$5,629

Credit 5	2011	2,663	0	Sep-11	Liens on commerical real estate -	MO & PA	Jun-11
Commercial real estate					performance theaters and business assets		$6,557

		$14,468	$2,708

(1) Appraisal value, as reported, does not reflect the pay-off of any senior liens or any adjustment to reflect the cost to liquidate the collateral.

Since December 31, 2010, the Bank received a partial pay down of approximately $1 million and charged-off $400 thousand on Credit 1. Credit 5 represents the Bank’s portion of the shared national credit that was previously discussed. All other credits are essentially unchanged since year-end 2010.

The Bank holds $3.3 million of other real estate owned (OREO), comprised of various types of real estate. The largest piece of OREO is several pieces of land ($2.4 million) intended for residential real estate development. These properties were obtained as the result of accepting a deed-in-lieu of foreclosure from the developer. The loan was moved to OREO at a fair value of $2.4 million after a charge-off of $1.3 million. The fair value was determined by a new appraisal value that was 60% less than the property appraised for 2 years earlier.

The following table provides additional information on the foreclosed real estate:

Other Real Estate Owned
September 30, 2011
(Dollars in thousands)	Date				Last
	Acquired	Balance	Collateral	Location	Appraisal
Property 1	2011	$2,383	unimproved and improved real	PA	Aug-11
			estate for residential development on
			four separate tracts totaling 150 acres
Property 2	2011	536	townhouses and residential building lots	PA	Jun-11
Property 3	2011	31	residential real estate	PA	Sep-11
Property 4	2011	25	residential real estate	PA	Nov-10
Property 5	2009	138	farmland - 36 acres	PA	Feb-11
Property 6	2011	59	residential real estate	PA	Dec-10
Property 7	2011	165	commercial real estate	PA	Nov-10
		$3,337

A contract for the sale of property 7 was signed in October 2011. If the sale is completed, the Bank would recognize a loss of approximately $5 thousand on the sale.  Management continually monitors the status of nonperforming loans, the value of any collateral and potential of risk of loss.

Allowance for Loan Losses:

Management performs a monthly evaluation of the adequacy of the allowance for loan losses.  Consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, diversification of the loan portfolio, delinquency statistics, historical charge-off experience, results of internal loan reviews, borrowers’ actual or perceived financial and managerial strengths, the adequacy of the underlying collateral (if collateral dependent) and other relevant factors. It is Management’s general practice to obtain a new appraisal or asset valuation for any loan that it has rated as substandard or higher, including nonaccrual. Management, at its discretion, may determine that additional adjustments to the appraisal or valuation are required.  Valuation adjustments will be made as necessary based on other factors, including, but not limited to the economy, deferred maintenance, industry, type of property/equipment etc and the knowledge Management has about a particular situation. In addition, the cost to sell or liquidate the collateral is also estimated when determining the realizable value to the Bank.

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

The general component addresses the reserves established for pools of homogenous loans. The general component includes a quantitative and qualitative analysis.  The quantitative analysis includes the Bank’s historical loan loss experience (calculated over a two-year rolling average) and other factors derived from economic and market conditions that have been determined to have an affect on the probability and magnitude of a loss. The qualitative analysis utilizes a risk matrix that incorporates qualitative and environmental factors such as: loan volume, management, nonperforming loans, loan review process, credit concentrations, competition, and legal and regulatory issues. Input for these factors is determined on the basis of Management’s observation, judgment and experience.  As a result of this input, additional loss percentages are assigned to each pool of loans.

The following table shows the loans that were evaluated for the allowance for loan losses under a specific reserve (individually) and those that were evaluated under a general reserve (collectively), and the amount of the allowance established in each category as of September 30, 2011:

				Commercial
	Residential Real Estate 1-4 Family			Industrial &	Commercial
		Junior Liens &		Agricultural	Industrial &
(Dollars in thousands)	First Liens	Lines of Credit	Construction	Real Estate	Agricultural	Consumer	Total

September 30, 2011
Loans evaluated for allowance:
Individually	$5,619	$382	$-	$22,571	$5,055	$-	$33,627
Collectively	138,403	51,755	18,377	338,110	172,107	14,227	732,979
Total	$144,022	$52,137	$18,377	$360,681	$177,162	$14,227	$766,606

ALL established for loans evaluated:
Individually	$810	$3	$-	$2,566	$1,310	$-	$4,689
Collectively	345	329	490	2,150	836	356	4,506
ALL at September 30, 2011	$1,155	$332	$490	$4,716	$2,146	$356	$9,195

During the third quarter, $2.8 million was added to the allowance for loan losses (ALL) thorough the provision for loan loss expense.  This compares to a provision expense of $625 thousand for the third quarter of 2010. The third quarter provision expense includes approximately $1.3 million needed to restore the ALL after charging off a loan prior to moving it to OREO.  During the third quarter of 2011, the Bank received an updated appraisal, which indicated a value of 60% less than the previous appraisal. Year-to-date, the provision expense was $5.4 million compared to $1.9 million in 2010. The year-to-date provision expense added to the ALL slightly exceeded net charge-offs ($5.0 million) and the ALL increased from $8.8 million at year-end 2010 to $9.2 million at September 30, 2011.  The ALL as a percentage of loans improved to 1.20% from 1.18% at December 31, 2010.

Charged-off loans usually result from: (1) a borrower being legally relieved of loan repayment responsibility through bankruptcy, (2) insufficient collateral sale proceeds to repay a loan; or (3) the borrower and/or guarantor does not own other assets that, if sold, would generate sufficient sale proceeds to repay a loan.

The Bank recorded net loan charges-off of $5.0 million for the year compared to $419 thousand for the first nine months of 2010. Residential real estate construction loans recorded the largest gross charge-offs for the year of $2.3 million. The annualized net loan charge-off ratio was .88% compared to .12% for the same period in 2010 and .45% at the end of 2010.

The following table presents an analysis of the allowance for loan losses for the periods ended:

				Commercial
	Residential Real Estate 1-4 Family			Industrial &	Commercial
		Junior Liens &		Agricultural	Industrial &
(Dollars in thousands)	First Liens	Lines of Credit	Construction	Real Estate	Agricultural	Consumer	Total

ALL at June 30, 2011	$529	$313	$2,392	$4,644	$1,861	$411	$10,150
Charge-offs	(144)	(9)	(1,543)	(2,065)	(19)	(44)	(3,824)
Recoveries	2	5	-	61	7	19	94
Provision	767	22	-	1,700	286	-	2,775
ALL at September 30, 2011	$1,154	$331	$849	$4,340	$2,135	$386	$9,195

ALL at December 31, 2010	$600	$352	$2,596	$3,358	$1,578	$317	$8,801
Charge-offs	(296)	(186)	(2,280)	(2,487)	(60)	(158)	(5,467)
Recoveries	30	10	-	301	11	67	419
Provision	820	155	533	3,168	606	160	5,442
ALL at September 30, 2011	$1,154	$331	$849	$4,340	$2,135	$386	$9,195

ALL at December 31, 2009	$550	$278	$3,087	$4,175	$752	$95	$8,937
Charge-offs	(107)	(165)	(982)	(1,736)	(232)	(452)	(3,674)
Recoveries	19	10	53	18	61	142	303
Provision	138	229	438	901	997	532	3,235
ALL at December 31, 2010	$600	$352	$2,596	$3,358	$1,578	$317	$8,801

	September 30, 2011	December 31, 2010	September 30, 2010
Net loans charged-off as a percentage of average gross loans	0.88%	0.45%	0.12%
Net loans charged-off as a percentage of the provision for loan losses	92.76%	104.20%	34.88%
Allowance as a percentage of loans	1.20%	1.18%	1.29%
Net charge-offs	$5,048	$3,371	$436

Management monitors the adequacy of the allowance for loan losses on an ongoing basis and reports its adequacy quarterly to the Credit Risk Oversight Committee of the Board of Directors. Management believes that the ALL at September 30, 2011 is adequate.

Other Assets:

Other assets include intangible assets, comprised of a core deposit intangible and a customer list that are being amortized over the estimated useful life of the asset.  The Bank holds $3.3 million of OREO, comprised of various types of real estate.  The largest piece of OREO is several pieces of land ($2.4 million) intended for residential real estate development.  For additional information, see the OREO table in the Loan Quality section of the MD&A.

Deposits:

Total deposits increased $55.0 million during the first nine months of 2011 to $789.3 million. Non-interest bearing deposits increased $15.3 million, while savings and interest-bearing checking increased $37.0 million while time deposits increased $2.8 million. The increase in non-interest bearing checking accounts came from small business checking accounts ($2.0 million) and retail checking accounts ($2.9 million). The Bank’s Money Management product increased $3.0 million due primarily to an increase in retail accounts.  Retail time deposits decreased since year-end, as customers moved funds to more liquid accounts.  However, brokered CDs increased $11.7 million, which includes new brokered CDs of $9.2 million.  As of September 30, 2011, the Bank had $32.7 million in CDARS reciprocal deposits included in brokered time deposits.

The following table presents a summary of deposits outstanding at:

			Change
(Dollars in thousands)	September 30, 2011	December 31, 2010	Amount	%
Demand, noninterest-bearing checking	$105,596	$90,317	$15,279	16.9

Interest-bearing checking	109,510	103,918	5,592	5.4
Money market accounts	316,996	289,763	27,233	9.4
Savings accounts	52,289	48,138	4,151	8.6
Total interest-bearing checking and savings	478,795	441,819	36,976	8.4

Retail time deposits	152,422	161,399	(8,977)	(5.6)
Brokered time deposits	52,533	40,796	11,737	28.8
Total time deposits	204,955	202,195	2,760	1.4
Total deposits	$789,346	$734,331	$55,015	7.5

Overdrawn deposit accounts reclassified as loan balances	$110	$74

Borrowings:

The balance of securities sold under agreements to repurchase, which are accounted for as collateralized financings, increased $12.1 million from year-end and the long-term debt from the FHLB decreased $22.0 million due to the prepayment of three term loans for $15.6 million as well as scheduled amortization and maturities.

Shareholders’ Equity:

Total shareholders’ equity increased $3.8 million to $86.5 million at September 30, 2011, compared to $82.6 million at the end of 2010.  The increase in retained earnings from the Corporation’s net income of $4.7 million was partially offset by the cash dividend of $3.2 million. The Corporation’s dividend payout ratio is 68.4% compared to 50.6% in 2010. This payout ratio is higher than the Corporation normally pays out and is the result of lower income in 2011. As part of its quarterly dividend decision, the Corporation considers current and future income projections, dividend yield, payout ratio, and current and future capital ratios. In addition, the Corporation considers how dividend decisions may affect the Dividend Reinvestment Plan (DRIP), which has raised $1.3 million in new capital this year.  The Corporation continually explores other sources of capital as part of its capital management plan for the Corporation and the Bank.  The Corporation did not repurchase any shares of the Corporation’s common stock during the first nine months of 2011.

Effective September 30, 2010, the Corporation amended its Dividend Reinvestment Plan for shareholders electing to purchase additional shares of the Corporation’s common stock by reinvesting cash dividends paid on their shares or through optional cash payments.  Under the amended plan, the Corporation has modified the minimum and maximum amounts that may be invested pursuant to the voluntary cash payment option under the plan, provided for the investment of voluntary cash payments as frequently as weekly, permitted participants to make voluntary cash payments via direct draft (ACH transfer); and modified the formula for determining the purchase price with respect to shares purchased under the plan directly from the Corporation. The Corporation also authorized an additional one million (1,000,000) shares of common stock.  Year-to-date, the DRIP added $1.3 million to capital with 78 thousand new shares issued.

Capital adequacy is currently defined by regulatory agencies through the use of several minimum required ratios.  At September 30, 2011, the Corporation was well capitalized as defined by the banking regulatory agencies.  Regulatory capital ratios for the Corporation and the Bank are shown below:

			Regulatory Ratios
				Well Capitalized
	September 30, 2011	December 31, 2010	Minimum	Minimum
Total Risk Based Capital Ratio (1)
Franklin Financial Services Corporation	11.76%	11.73%	8.00%	n/a
Farmers & Merchants Trust Company	11.14%	11.22%	8.00%	10.00%

Tier 1 Capital Ratio (2)
Franklin Financial Services Corporation	10.56%	10.54%	4.00%	n/a
Farmers & Merchants Trust Company	9.93%	10.02%	4.00%	6.00%

Leverage Ratio (3)
Franklin Financial Services Corporation	8.07%	8.16%	4.00%	n/a
Farmers & Merchants Trust Company	7.55%	7.73%	4.00%	5.00%

(1)Total risk-based capital / total risk-weighted assets, (2)Tier 1 capital / total risk-weighted assets, (3) Tier 1 capital / average quarterly assets

Economy

The Corporation’s primary market area includes Franklin, Fulton, Cumberland and Huntingdon County, PA.  This area is diverse in demographic and economic makeup.  County populations range from a low of approximately 15,000 in Fulton County to over 230,000 in Cumberland County.  At September 30, 2011, the unemployment rate for Pennsylvania was 8.1% and the national rate was 9.3%, while the unemployment rate in the Corporation’s market area ranged from 6.8% in Cumberland County to 10.4% in Fulton County.  The unemployment rates for the Bank’s market area have remained high during the last three years along with state and national rates. As the recession lingers, housing prices have improved slightly over prior year, while mortgage delinquencies are consistent from the end of 2010.

The following table presents economic data for the Bank’s primary market area:

Economic Data
	September 30, 2011	December 31, 2010
Unemployment Rate (seasonally adjusted)
Market area range (1)	6.8 - 10.4%	7.3% - 12.5%
Pennsylvania	8.1%	8.9%
United States	9.3%	9.6%

Housing Price Index - year over year change
PA, nonmetropolitan statistical area	-1.4%	-1.5%
United States	-4.5%	-1.2%

Franklin County Building Permits - year over year change
Residential, estimated	-8.9%	26.8%
Multifamily, estimated	-59.5%	-10.9%

(1) Franklin, Cumberland, Fulton and Huntingdon Counties

Unlike many companies, the assets and liabilities of the Corporation are financial in nature. As such, interest rates and changes in interest rates may have a more significant effect on the Corporation’s financial results than on other types of industries. Because of this, the Corporation watches the actions of the Federal Reserve Open Market Committee (FOMC) as it makes decisions about interest rate changes. The Fed continues to hold the fed funds target rate steady at .25% and has indicated that it could maintain this level until 2013. This decision, coupled with other Fed actions, seems to indicate that the yield curve will continue to create an environment that is not conducive to bank earnings.

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

Corporate Checking. The prohibition against paying interest on corporate checking accounts has been lifted effective July 21, 2011.  The Bank is currently researching the best way to take advantage of this change. The Bank currently offers a sweep Repo product that it currently uses, for all intents and purposes, to pay interest on corporate checking accounts.  The net effect on interest expense cannot currently be determined, but will be dependent on the type customers’ response to this new product.  Any reduction in the Repo product balance will improve the Bank’s liquidity by freeing up securities used as collateral.

Debit Card Fees.  The Durbin Amendment to Dodd-Frank requires that the amount of any interchange fee charged by a debit card issuer must be reasonable and proportional to the cost incurred by the issuer. On June 29, 2011 the Federal Reserve released its final rule on debit card interchange fees to be effective October 1, 2011. The new rule establishes a base fee cap of 21 cents plus 5 basis points of the transaction amount to cover fraud losses. This rate cap applies only to banks with assets greater than $10 billion and at present, the Bank believes its card vendors will be able to successfully implement a two-tiered pricing system. However, if the tiered pricing model does not work, and market forces push the regulated prices down to all banks, the Bank could lose a substantial amount of fee income.

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

Historically, the Corporation has satisfied its liquidity needs from earnings, repayment of loans and amortizing investment securities, maturing investment securities, loan sales, deposit growth and its ability to access existing lines of credit.  All investments are classified as available for sale; therefore, securities that are not pledged as collateral for borrowings are an additional source of readily available liquidity, either by selling the security or, more preferably, to provide collateral for additional borrowing.  However, at September 30, 2011, the Bank had approximately $121 million (fair value) or 93% of its investment portfolio pledged as collateral.  The primary source of liquidity for the Bank is a line of credit with the FHLB. At September 30, 2011, the Bank had approximately $169 million available on this line of credit.

The Bank also has $26 million in unsecured lines of credit at three correspondent banks and approximately $24 million in funding available at the Federal Reserve Discount Window.  The Bank also has the ability to access other funding sources including wholesale borrowings and brokered CDs.  The Bank’s ability to access brokered CDs could be negatively affected if its capital level was to fall below “well capitalized.”

Off Balance Sheet Commitments and Contractual Obligations

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk.  These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments.  Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation.  Unused commitments and standby letters of credit totaled $256.0 million and $219.3 million, respectively, at September 30, 2011 and December 31, 2010.

The Corporation has entered into various contractual obligations to make future payments.  These obligations include time deposits, long-term debt, operating leases, deferred compensation and pension payments.  These amounts have not changed materially from those reported in the Corporation’s 2010 Annual Report on Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the Corporation’s exposure to market risk during the three months ended September 30, 2011. For more information on market risk refer to the Corporation’s 2010 Annual Report on Form 10-K.

Item 4.  Controls and Procedures

Evaluation of Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2011, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 1A. Risk Factors
There were no material changes in the Corporation’s risk factors during the nine months ended September 30, 2011. For more information, refer to the Corporation’s 2010 Annual Report on Form 10-K.

Item 2.   Unregistered  Sales of Equity Securities and Use of Proceeds
The Corporation announced a stock repurchase plan on July 8, 2010 to repurchase up to 100,000 shares of the Corporation’s common stock over a 12 month time period. There were no shares purchased in 2011 and this plan expired on July 8, 2011. The Corporation did not issue any unregistered equity securities during the quarter ended September 30, 2011.

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

31.1 Rule 13a – 14(a)/15d-14(a) Certifications – Principal Executive Officer

31.2 Rule 13a – 14(a)/15d-14(a) Certifications – Principal Financial Officer

32.1 Section 1350 Certifications – Principal Executive Officer

32.2 Section 1350 Certifications – Principal Financial Officer

101  Interactive Data File (XBRL)

** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

FRANKLIN FINANCIAL SERVICES CORPORATION
and SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Franklin Financial Services Corporation

November 9, 2011	/s/ William E. Snell, Jr.
William E. Snell, Jr.
President and Chief Executive Officer
(Authorized Officer)

November 9, 2011	/s/ Mark R. Hollar
Mark R. Hollar
Treasurer and Chief Financial Officer
(Principal Financial Officer)