Form 10-K
period 2011-12-31
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2012-03-14
CIK 723646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Common Stock, par value $1.00 per share

(Title of class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act)Yes ☐ No ☒

The aggregate market value of the 3,753,976 shares of the Registrant’s common stock held by nonaffiliates of the Registrant as of June 30, 2011 based on the price of such shares was $66,820,773.

There were 4,048,427 outstanding shares of the Registrant’s common stock as of February 29, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive annual proxy statement to be filed, pursuant to Reg. 14A within 120 days after December 31, 2011, are incorporated into Part III.

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

The Corporation’s common stock is thinly traded in the over-the-counter market. The Corporation’s stock is listed under the symbol “FRAF” on the OTC Bulletin Board, an automated quotation service. The Corporation’s Internet address is www.franklinfin.com. Electronic copies of the Corporation’s 2011 Annual Report on Form 10-K are available free of charge by visiting the “Investor Information” section of www.franklinfin.com. Electronic copies of quarterly reports on Form 10-Q and current reports on Form 8-K are also available at this Internet address. These reports are posted as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission (SEC).

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

The Bank classifies loans in this report by the type of collateral, primarily residential or commercial and agricultural real estate. Residential real estate loans may be further broken down into consumer or commercial purpose. Consumer purpose residential real estate loans represent traditional residential mortgages and home equity products. Both of these products are underwritten in generally the same manner; however, home equity products may present greater risk since many of these loans are secured by a second lien position where the Bank may or may not hold the first lien position. Commercial purpose residential real estate loans represent loans made to businesses, but are secured by residential real estate. These loans are underwritten as commercial loans and the repayment ability may be dependent on the business operation, despite the residential collateral. In addition to the real estate collateral, it is possible that personal guarantees or UCC filings on business assets provide additional security. In certain situations, the Bank acquires properties through foreclosure on delinquent mortgage loans. The Bank holds these properties at their fair value at the date of foreclosure until such time as they are sold.

Commercial and agricultural real estate loans are secured by properties such as hotels, warehouses, apartment buildings, retail sites, and farmland or agricultural related properties. These loans are highly dependent on the business operations for repayment. Compared to residential real estate, this collateral may be more difficult to sell in the event of a delinquency.

Construction loans are made to finance the purchase of land and the construction of residential and commercial buildings, and are secured by mortgages on real estate. These loans are primarily comprised of loans to consumers to build a home, and loans to contractors and developers to construct residential properties for resale or rental. Construction loans present various risks that include, but are not limited to: schedule delays, cost overruns, changes in economic conditions during the construction period, and the inability to sell or rent the property upon completion.

Commercial loans are made to businesses and government municipalities of various sizes for a variety of purposes including operations, property, plant and equipment, and working capital. These loans are highly dependent on the business operations for repayment and are generally secured by business assets and personal guarantees. As such this collateral may be more difficult to sell in the event of a delinquency. Commercial lending, including commercial real estate, is concentrated in the Bank’s primary market, but also includes purchased loan participations originated primarily in south-central Pennsylvania.

Consumer loans are comprised of installment, indirect (primarily automobile) and unsecured personal lines of credit. While some of these loans are secured, the collateral behind the loans is often comprised of assets that lose value quickly (e.g. automobiles) and if repossessed, may not fully satisfy the loan in the event of default. Repayment of these loans is highly dependent on the borrowers’ financial condition that can be affected by economic factors beyond their control and personal circumstances.

F&M Trust’s Investment and Trust Services Department offers all of the personal and corporate trust services normally associated with trust departments including: estate planning and administration, corporate and personal trust fund management, pension, profit sharing and other employee benefit funds management, and custodial services. F&M Trust’s Personal Investment Center sells mutual funds, annuities and selected insurance products.

Economic factors affecting banks at the end of 2011 are much as they were at the end of 2010. The economy, while showing small signs of improvement is still struggling in many parts of the country. Unemployment and foreclosure rates remain high, consumer confidence is low, and short-term rates are now expected to remain at historic lows into 2014. As a result, many banks continue to see a compression of the net interest margin due to the low rate environment, and earnings pressure from nonperforming loans. The nation saw 92 bank failures in 2011, down from 157 in 2010. Commercial lending activity was steady in 2011, but consumer lending remained slow as consumers have reduced their borrowing. Residential mortgage lending is expected to be slow again in 2012. The Bank stopped making indirect consumer loans in 2010 and this action has substantially decreased the balance of the consumer loan portfolio. However, the Bank expects lending activity to continue, but at a slower rate until consumer confidence increases. For more economic information about the Corporation’s market area, see the Economy discussion in Item 7, Management’s Discussion and Analysis.

With short-term interest rates at very low levels during 2011 and the continued financial uncertainty of the economy, consumers have moved deposits to short-term, liquid deposit products. As a result, the Bank has experienced a reduction in longer-term certificates of deposit and an increase in money management accounts. Until short-term rates increase and the economy begins to recover, the Bank expects that customers will continue to prefer shorter, liquid deposits and certificates of deposit will decline.

The recession has resulted in a growing amount of nonperforming loans. Commercial nonperforming loans have increased as businesses have seen their sales reduced during the recession and real estate developers experienced slower residential property sales. In turn, workers have seen job layoffs or pay reductions and consequently more consumer loan delinquencies. Until business activity starts to recover and consumers feel confident in their employment situation, it is expected that nonperforming loans will not change significantly and remain at higher than normal levels.

Competition

The Corporation and its banking subsidiary operate in a highly competitive environment. The principal market of F&M Trust is in south central Pennsylvania, primarily the counties of Franklin, Cumberland, Fulton and Huntingdon. There are approximately 29 competing commercial banks that have offices within the Corporation’s primary market area. These banks range from large regional banks to independent community banks. In addition, credit unions, savings and loan associations, mortgage banks, brokerage firms and other competitors with only an Internet site are present in the market. The Bank has 25 community offices and approximately 10% of the total deposits, ranking it third in its market region. The majority of the Bank’s loan and deposit customers are in Franklin County. There are 7 commercial bank competitors in Franklin County and the Bank has approximately 28% of the deposit market share.

Because of increasing competition, profit margins in the traditional banking business of lending and gathering deposits have declined and many nonbanking institutions offer services similar to those offered by the Bank. Some competitors have access to resources (e.g., financial and technological) that are unavailable to the Bank, thereby creating a competitive disadvantage for the Bank in terms of product and service pricing and delivery. The Bank utilizes various strategies including its long history of local customer service and convenience as part of a relationship management culture, a wide variety of products and services and, to a lesser extent, the pricing of loans and deposits, to compete. F&M Trust is the largest financial institution headquartered in Franklin County and had total assets of approximately $986.3 million on December 31, 2011.

Staff

As of December 31, 2011, the Corporation and its banking subsidiary had 274 full-time equivalent employees. The officers of the Corporation are employees of the Bank. Most employees participate in pension, incentive compensation plans, 401(k) plan and employee stock purchase plans and are provided with group life and health insurance. Management considers employee relations to be excellent.

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

The Bank is a state chartered bank that is not a member of the Federal Reserve System, and its deposits are insured (up to applicable limits) by the Federal Deposit Insurance Corporation (FDIC). Accordingly, the Bank’s primary federal regulator is the FDIC, and the Bank is subject to extensive regulation and examination by the FDIC and the Pennsylvania Department of Banking. The Bank is also subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. The Bank is subject to extensive regulation and reporting requirements in a variety of areas, including helping to prevent money laundering, to preserve financial privacy, and to properly report late payments, defaults, and denials of loan applications. The Community Reinvestment Act requires the Bank to help meet the credit needs of the entire community where the Bank operates, including low and moderate-income neighborhoods. The Bank’s rating under the Community Reinvestment Act (CRA), assigned by the FDIC pursuant to an examination of the Bank, is important in determining whether the bank may receive approval for, or utilize certain streamlined procedures in, applications to engage in new activities. The Bank’s present CRA rating is “satisfactory.” Various consumer laws and regulations also affect the operations of the Bank. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

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

Prompt Corrective Action Rules

The federal banking agencies have regulations defining the levels at which an insured institution would be considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” The applicable federal bank regulator for a depository institution could, under certain circumstances, reclassify a “well-capitalized” institution as “adequately capitalized” or require an “adequately capitalized” or “undercapitalized” institution to comply with supervisory actions as if it were in the next lower category. Such a reclassification could be made if the regulatory agency determines that the institution is in an unsafe or unsound condition (which could include unsatisfactory examination ratings). At December 31, 2011, the Corporation and the Bank each satisfied the criteria to be classified as “well capitalized” within the meaning of applicable regulations.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the President signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank). This legislation is one of the most comprehensive reform bills ever introduced to the financial services industry. Financial service providers from small community banks to the largest Wall Street firms will be affected by this legislation. Many of aspects of this Act will take effect over several years and the Corporation continues to review the details of the Act. At this time, it is difficult to predict the extent to which each component of Dodd-Frank will affect the Corporation. However, it is likely that the Act will impose a greater regulatory burden on the Corporation and increase its cost of compliance. Some of the key provisions included in Dodd-Frank that are likely to affect the Corporation are:

Consumer Financial Protection Bureau (CFPB).  The CFPB has been created to set rules and regulations regarding consumer lending activities. Banks with less than $10 billion in assets are exempt from examination by the CFPB, but the CFPB can require community banks to submit any information it requests for review. The CFPB will also require new disclosure requirements for all banks.

FDIC Insurance.  The insurance limit was increased to $250,000 and unlimited FDIC insurance on certain non-interest bearing depository accounts was extended through December 31, 2012. In addition, the assessment base was changed from a deposit-based calculation to an asset-based calculation.

Corporate Checking.  The prohibition against paying interest on corporate checking accounts was lifted effective July 21, 2011. The Bank developed a product that pays interest on corporate checking accounts, but there has been no interest in the product.

Debit Card Fees.  The Durbin Amendment to Dodd-Frank requires that the amount of any interchange fee charged by a debit card issuer must be reasonable and proportional to the cost incurred by the issuer. The Federal Reserve is charged with establishing standards for reasonable and proportional fees. This price regulation applies only to banks with assets greater than $10 billion. This amendment went into effect in July 2011 and to date, it appears that the Bank’s debit card fees have been unaffected.

Mortgage Licensing.  Residential mortgage loan originators must register with the Nationwide Mortgage Licensing System and Registry. This registry is a database created by the states to support the licensing of mortgage originators. Employees of agency-related institutions must register prior to originating residential mortgage loans. The Corporation complied with this requirement in 2011 and it will increase compliance costs for the Corporation.

Appraisals.  New appraisal guidance sets forth the minimum regulatory standard for appraisals. It requires institutions to utilize strong internal controls to ensure reliable appraisals and evaluations to monitor and periodically update valuations of collateral for existing real estate loans. This is expected to increase compliance costs for the Corporation.

Compensation.  At least once every three years, companies must conduct a non-binding shareholder vote (say-on-pay) to approve the compensation of the CEO and the company’s “named executive officers”. At least once every 6 years, shareholders must also vote on whether to hold the non-binding vote on executive compensation every 1, 2, or 3 years. Additionally, banking regulators have established guidance that prohibits incentive-based compensation arrangements that encourage inappropriate risks that could lead to material financial loss to the institution. Bank compensation plans will be required to be submitted to the appropriate regulator for review and monitoring of compliance. At the Corporation’s 2011 annual meeting of shareholders, it was approved to vote on the “say-on-pay” question every year. This is expected to increase compliance costs for the Corporation.

FDIC Insurance

The Bank is a member of the Deposit Insurance Fund (DIF), which is administered by the FDIC. The FDIC insures deposit accounts at the Bank, generally up to a maximum of $250,000 for each separately insured depositor. In addition, The Dodd-Frank Act, signed July 21, 2010, extends unlimited FDIC insurance to non-interest bearing transaction accounts through December 31, 2012.

The FDIC charges a premium to depository institutions for deposit insurance. This rate is based on the risk category of the institution and the total premium is based on average total assets less average tangible equity. As of December 31, 2011, the Bank’s assessment rate was approximately 15 basis points.

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

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature from 2017 to 2019. At December 31, 2011, the Bank’s annualized FICO assessment was approximately 1 basis point of total deposits.

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

The Bank offers a variety of loan products, including residential mortgage, consumer, construction and commercial loans. The Bank requires real estate as collateral for many of its loans. At December 31, 2011, approximately 75% of its loans were secured by real estate. Loans to fund residential real estate construction are 3% of total loans; loans secured by residential real estate are 25% of the total, and commercial, industrial and agricultural real estate loans total 47% of the total loan portfolio. These real estate loans are located primarily in the Bank’s market area of south central Pennsylvania. Real estate values tend to follow changes in general economic cycles. As a result, if a loan becomes delinquent as the result of an economic downturn and the Bank becomes dependent on the real estate collateral as a source of repayment, it is likely that the value of the real estate collateral has also declined. A decline in real estate values means it is possible that the real estate collateral may be insufficient to cover the outstanding balance of a delinquent or foreclosed loan, resulting in a loss to the Bank. In addition, the real estate collateral is concentrated in a small market area of south central Pennsylvania. As a result, localized events that affect real estate prices and collateral values could have a more negative affect on the Bank as compared to other competitors with a more geographically diverse portfolio. As the Bank grows, it is expected that the percentage of real estate loans, specifically commercial real estate, will grow. Risk of loan default is unavoidable in the banking industry, and Management tries to limit exposure to this risk by carefully monitoring the amount of loans in specific industries and by exercising prudent lending practices and securing appropriate collateral. However, this risk cannot be eliminated and substantial credit losses could result in reduced earnings or losses.

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

Although Management believes the loan loss allowance is adequate to absorb inherent losses in the loan portfolio, such losses cannot be predicted and the allowance may not be adequate. Excessive loan losses could have a material adverse effect on the Bank’s financial condition and results of operations.

The Bank’s lending limit is smaller than many of our competitors, which affects the size of the loans it can offer customers.

The Bank’s lending limit is approximately $12.9 million. Accordingly, the size of the loans that can be offered to potential customers is less than the size of loans that many of our competitors with larger lending limits can offer. This limit affects the Bank’s ability to seek relationships with larger businesses in its market area. Loan amounts in excess of the lending limits can be accommodated through the sale of participations in such loans to other banks. However, there can be no assurance that the Bank will be successful in attracting or maintaining customers seeking larger loans or that it will be able to engage in participation of such loans or on terms favorable to the Bank.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Corporation’s headquarters is located in the main office of F&M Trust at 20 South Main Street, Chambersburg, Pennsylvania. This location also houses a community banking office as well as operational support services for the Bank. The Corporation owns or leases thirty-seven properties in Franklin, Cumberland, Fulton and Huntingdon Counties, Pennsylvania, for banking operations, as described below:

Property	Owned	Leased
Community Banking Offices	18	7
Remote ATM Sites	3	6
Other Properties	2	1

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

Item 4. Mine Safety Disclosures

Not Applicable

Part II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market and Dividend Information

The Corporation’s common stock is thinly traded in the over-the-counter market. The Corporation’s common stock is listed under the symbol “FRAF” on the OTC Bulletin Board, an automated quotation service. Current price information is available from account executives at most brokerage firms as well as the registered market makers of Franklin Financial Services Corporation common stock as listed below under Shareholders’ Information.

The range of high and low bid prices is shown in the following table for the years 2011 and 2010, as well as cash dividends declared for those periods.

Market and Dividend Information
Bid Price Range Per Share

	2011			2010
(Dollars per share)	High	Low	Dividends Declared	High	Low	Dividends Declared
First quarter	$17.00	$15.19	$0.27	$17.00	$15.19	$0.27
Second quarter	18.25	17.10	0.27	18.75	16.75	0.27
Third quarter	17.50	15.10	0.27	17.50	16.50	0.27
Fourth quarter	15.55	12.30	0.27	18.40	16.50	0.27
			$1.08			$1.08

The bids reflect interdealer quotations, do not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions. The closing price of Franklin Financial Services Corporation common stock recorded from an actual transaction on December 31, 2011 was $12.35. The Corporation had 2,071 shareholders of record as of December 31, 2011.

For limitations on the Corporation’s ability to pay dividends, see “Supervision and Regulation — Regulatory Restrictions on Dividends” in Item 1 above.

The information related to equity compensation plans is incorporated by reference to the materials set forth under the heading “Executive Compensation — Compensation Tables” in the Corporation’s Proxy Statement for the 2012 Annual Meeting of Shareholders.

Common Stock Repurchases:

The Corporation frequently authorizes the repurchase of its common stock through a stock repurchase plan. The common shares of the Corporation are purchased in the open market or in privately negotiated transactions. The Corporation uses the repurchased common stock (Treasury stock) for general corporate purposes including stock dividends and splits, employee benefit and executive compensation plans, and the dividend reinvestment plan.

The Corporation announced a stock repurchase plan on July 8, 2010 to repurchase up to 100,000 shares of the Corporation’s common stock over a twelve month time period ending on July 8, 2011. During the 2010 plan year, no shares were repurchased. The Corporation did not authorize a new repurchase plan in 2011 when the 2010 plan expired.

The following graph compares the cumulative total return to shareholders of Franklin Financial with the NASDAQ — Total U.S. Index (a broad market index prepared by the Center for Research in Security Prices at the University of Chicago Graduate School of Business) and with the Northeast OTC-BB and Pink Banks Index (an industry-specific index prepared by SNL Financial LC) for the five year period ended December 31, 2011, in each case assuming an initial investment of $100 on December 31, 2006 and the reinvestment of all dividends.

Franklin Financial Services Corporation

Total Return Performance

	Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Franklin Financial Services Corporation	100.00	95.04	72.86	69.48	82.71	59.55
NASDAQ Composite	100.00	110.66	66.42	96.54	114.06	113.16
SNL Northeast OTC-BB & Pink Banks	100.00	97.38	79.32	74.53	81.15	79.44

Shareholders’ Information

Dividend Reinvestment Plan:

Franklin Financial Services Corporation offers a dividend reinvestment program whereby shareholders of the Corporation’s common stock may reinvest their dividends in additional shares of the Corporation. Beneficial owners of shares of the Corporation’s common stock may participate in the program by making appropriate arrangements through their bank, broker or other nominee. Information concerning this optional program is available by contacting the Corporate Secretary at 20 South Main Street, P.O. Box 6010, Chambersburg, PA 17201-6010, telephone 717-264-6116.

Dividend Direct Deposit Program:

Franklin Financial Services Corporation offers a dividend direct deposit program whereby shareholders of the Corporation’s common stock may choose to have their dividends deposited directly into the bank account of their choice on the dividend payment date. Information concerning this optional program is available by contacting the Corporate Secretary at 20 South Main Street, P.O. Box 6010, Chambersburg, PA 17201-6010, telephone 717-264-6116.

Annual Meeting:

The Annual Shareholders’ Meeting will be held on Tuesday, April 24, 2012, at the Orchard Restaurant & Banquet Facility, 1580 Orchard Drive, Chambersburg, Pennsylvania. The Business Meeting will begin at 10:30 a.m. followed by a luncheon.

Websites:

Franklin Financial Services Corporation:   www.franklinfin.com

Farmers & Merchants Trust Company:    www.fmtrustonline.com

Stock Information:

The following brokers are registered as market makers of Franklin Financial Services Corporation’s common stock:

RBC Wealth Management	2101 Oregon Pike, Lancaster, PA 17601	866/604-1471
Boenning & Scattergood, Inc.	4 Tower Bridge, 200 Bar Harbor Drive, Suite 300, West Conshohocken, PA 19428	800/883-1212
Stifel, Nicolaus & Co.	20 Ash Street, Suite 400, Conshohocken, PA 19428	800/223-6807
Morgan Keegan & Co., Inc.	3050 Peachtree Road, NW, Suite 704, Atlanta, GA 30305	866/353-7522

Registrar and Transfer Agent:

The registrar and transfer agent for Franklin Financial Services Corporation is Fulton Financial Advisors, N.A., P.O. Box 4887, Lancaster, PA 17604.

Item 6. Selected Financial Data

	Summary of Selected Financial Data for the Year Ended December 31
(Dollars in thousands, except per share)	2011	2010	2009	2008	2007
Summary of operations
Interest income	$41,791	$43,284	$43,757	$46,156	$49,487
Interest expense	9,154	12,443	14,674	16,037	23,796
Net interest income	32,637	30,841	29,083	30,119	25,691
Provision for loan losses	7,524	3,235	3,438	1,193	990
Net interest income after provision for loan losses	25,113	27,606	25,645	28,926	24,701
Noninterest income	10,200	9,366	8,880	6,538	10,107
Noninterest expense	28,333	26,423	25,929	23,189	22,793
Income before income taxes	6,980	10,549	8,596	12,275	12,015
Income tax	411	2,937	2,011	3,680	2,759
Net income	$6,569	$7,612	$6,585	$8,595	$9,256
Performance measurements
Return on average assets	0.66%	0.78%	0.69%	1.01%	1.14%
Return on average equity	7.68%	9.34%	8.69%	10.99%	12.62%
Return on average tangible assets(1)	0.70%	0.82%	0.74%	1.05%	1.18%
Return on average tangible equity(1)	9.30%	11.27%	10.79%	13.19%	15.41%
Efficiency ratio(2)	63.46%	63.43%	65.35%	61.25%	61.28%
Net interest margin	3.73%	3.53%	3.44%	4.03%	3.67%
Current dividend yield	8.74%	5.92%	6.61%	5.92%	4.17%
Dividend payout ratio	65.05%	55.10%	62.95%	47.66%	42.77%
Shareholders’ Value (per common share)
Diluted earnings per share	$1.66	$1.96	$1.71	$2.24	$2.40
Basic earnings per share	1.66	1.96	1.71	2.24	2.41
Regular cash dividends paid	1.08	1.08	1.08	1.07	1.03
Book value	21.67	21.09	20.39	19.10	20.18
Tangible book value(3)	19.04	18.28	17.38	15.94	17.27
Market value	12.35	18.25	16.33	18.25	24.95
Market value/book value ratio	56.99%	86.53%	80.09%	95.55%	123.64%
Price/earnings multiple	7.44	9.31	9.55	8.15	10.40
Balance Sheet Highlights
Total assets	$990,248	$951,889	$979,373	$902,460	$820,371
Investment securities (includes restricted stock)	130,323	123,775	149,770	154,041	168,906
Loans, net	756,687	739,841	730,626	668,860	564,256
Deposits and customer repurchase agreements	841,089	785,495	794,220	691,653	674,434
Shareholders’ equity	87,182	82,639	78,766	73,059	77,642
Safety and Soundness
Leverage ratio (Tier 1)	8.40%	8.16%	7.50%	7.84%	8.18%
Risk-based capital ratio (Tier 1)	12.14%	11.73%	10.89%	11.02%	12.28%
Common equity ratio	8.80%	8.68%	8.04%	8.10%	9.46%
Tangible common equity ratio(4)	7.82%	7.61%	6.94%	6.85%	8.21%
Nonperforming loans/gross loans	2.94%	3.68%	2.47%	0.59%	1.01%
Nonperforming assets/total assets	2.60%	2.96%	1.93%	0.44%	0.73%
Allowance for loan losses as a % of loans	1.27%	1.18%	1.21%	1.09%	1.29%
Net charge-offs/average loans	0.86%	0.45%	0.26%	0.19%	0.09%
Average equity to average asset ratio	8.63%	8.36%	7.98%	9.18%	8.98%
Trust assets under management (market value)	$481,536	$490,420	$460,233	$497,215	$507,920

(1)	Excludes goodwill, intangibles and intangible amortization expense, net of tax
(2)	Noninterest expense / tax equivalent net interest income plus noninterest income less net securities gains
(3)	Total shareholders’ equity less goodwill and intangibles / shares outstanding
(4)	Total shareholders’ equity less goodwill and intangibles / total assets less goodwill and intangibles

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

Allowance for Loan Losses — The allowance for loan losses is the estimated amount considered adequate to cover credit losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, charged against income. In determining the allowance for loan losses, Management makes significant estimates and, accordingly, has identified this policy as probably the most critical for the Corporation.

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

The analysis has two components, specific and general allocations. Expected cash flow or collateral values discounted for market conditions and selling costs are used to establish specific allocations. The Bank’s historical loan loss experience and other qualitative factors derived from economic and market conditions are used to establish general allocations for the remainder of the portfolio. The allowance for loan losses was $9.7 million at December 31, 2011.

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

GAAP versus Non-GAAP Presentations — The Corporation supplements its traditional GAAP measurements with Non-GAAP measurements. The Non-GAAP measurements include Return on Average Tangible Assets, Return on Average Tangible Equity, Tangible Book Value and Tangible Common Equity ratio. As a result of merger transactions, intangible assets (primarily goodwill, core deposit intangibles and customer list) were created. The Non-GAAP disclosures are intended to eliminate the effects of the intangible assets and allow for better comparisons to periods when such assets did not exist. However, not all companies use the same calculation methods for the same non-GAAP measurements and therefore may not be comparable. The following table shows the adjustments made between the GAAP and NON-GAAP measurements:

GAAP Measurement	Calculation
Return on Average Assets	Net Income / Average Assets
Return on Average Equity	Net Income / Average Equity
Book Value	Total Shareholders’ Equity / Shares Outstanding
Common Equity Ratio	Total Shareholders’ Equity / Total Assets

Non-GAAP Measurement	Calculation
Return on Average Tangible Assets	Net Income plus Intangible Amortization (net of tax) / Average Assets less Average Intangible Assets
Return on Average Tangible Equity	Net Income plus Intangible Amortization (net of tax) / Average Equity less Average Intangible Assets
Tangible Book Value	Total Shareholders’ Equity less Intangible Assets / Shares outstanding
Tangible Common Equity Ratio	Total Shareholders’ Equity less Intangible Assets / Total Assets less Intangible Assets

Results of Operations:

Management’s Overview

The following discussion and analysis is intended to assist the reader in reviewing the financial information presented and should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein.

Economic factors affecting banks at the end of 2011 are much as they were at the end of 2010. The economy, while showing small signs of improvement is still struggling in many parts of the country. Unemployment and foreclosure rates remain high, consumer confidence is low, and short-term rates are now expected to remain at historic lows into 2014. As a result, many banks continue to see a compression of the net interest margin due to the low rate environment, and earnings pressure from nonperforming loans. The nation saw 92 bank failures in 2011, down from 157 in 2010.

In 2011, Franklin Financial Services Corporation saw the lingering affects of the recession hit sectors of its market area in the form of loan delinquency and charge-offs, resulting in an unprecedented level of provision for loan loss expense for the year. Despite these events, the Corporation is pleased to report earnings of $6.6 million for 2011. However, this is $1.0 million less than in 2010. Diluted earnings per share were $1.66 for the year compared to $1.96 per share in 2010. The Corporation is also pleased that it was able to maintain its dividend at $1.08 per share for the year. The balance sheet grew to $990.2 million at year-end from $951.9 million in 2010 with growth coming in both loans and core deposits during the year. Shareholders’ equity increased during the year due to retained earnings and an additional $1.7 million investment by shareholders in the Corporation through the dividend reinvestment plan. Net interest income increased year over year, but this increase was more than offset by the provision for loan loss expense of $7.5 million. Noninterest income increased slightly in 2011, but much of this increase was due to less securities losses in 2011 compared to 2010, thereby improving the 2011 result. Noninterest expense increased during the year due primarily to salaries and benefits. Net charge-offs increased to .86% in 2011 from .45% in 2010, but the ratio of nonperforming loans fell from 3.68% in 2010 to 2.94% in 2011. Other key performance measurements are presented above in Item 6, Selected Financial Data.

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

2011 versus 2010

Summary:  In 2011, tax equivalent net interest income totaled $34.4 million compared to $31.9 million the prior year. Interest rates remained low throughout 2011 resulting in a decrease in interest income of $824 thousand. However, this reduction was more than offset by a $3.3 million reduction in interest expense. As a result, tax equivalent net interest income increased $2.5 million in 2011. The Corporation’s net interest margin as percentage of earning assets improved from 3.53% in 2010 to 3.73% in 2011 primarily due to lower rates on liabilities.

Assets:  Average interest earning assets for 2011 were $920.3 million, approximately $16 million more than in 2010. The yield on assets declined again in 2011 as interest rates remained low throughout the year. Lower asset yields drove interest income down by more than the increase produced by higher asset balances. Consequently, tax-equivalent interest income declined $824 thousand year over year. Table 2 presents information on the affect that changes in volume (balance sheet size) and the changes in rates have on tax-equivalent interest income. Table 3 presents information on the average balance and yields on average earning assets.

The average balance of investment securities in 2011 declined by approximately $5 million compared to the 2010 average balance. Interest income fell by approximately $1 million as the cash flow from higher yielding investments was reinvested at lower rates. The Bank has not been actively increasing its investment purchases choosing rather to reinvest the funds into loans. Investment purchases throughout the year were made primarily to provide collateral needed for secured deposits and Repo accounts.

The loan portfolio grew in 2011 as average loans totaled $764.6 million compared to $753.6 million in 2010. For the second straight year, only the commercial loan portfolio showed an increase over the prior year. Like the investment portfolio, the low rate environment has continued to reduce the loan yield, dropping it to 5.09% in 2011 from 5.15% in 2010. Tax equivalent interest income on loans increased year over year primarily due to a larger loan portfolio.

Commercial loans were the only portfolio sector to grow in 2011. The yield on these loans was 4.83% in 2011 and remained fairly stable from 2010. Commercial lending has remained steady with both new financing opportunities as well as refinancing of existing customers. In an effort to counter the affect of the low rate environment, the Bank has been implementing rate floors on new and renewed credits. Currently, approximately 81% of the commercial portfolio is variable rate and $184 million of this total has a rate floor. While the rate floors provide an immediate benefit by enhancing interest income, they will delay any potential increase in income as rates rise.

Residential mortgage loans continue to run-off, decreasing approximately $6 million from the 2010 average balance of $66.1 to an average of $60.5 million in 2011. The Bank is retaining fewer of the mortgages it originates and the mortgages retained in 2011 were not sufficient to counter the run-off in the existing portfolio. The yield on these loans declined again in 2011, but the lower 2011 balance is the primary reason for the decline in interest income from mortgage loans. The balance of the residential mortgage portfolio is highly dependent on the volume of new loans retained by the Bank.

Home equity loans and lines of credit declined for the second straight year in 2011. Many consumers have seen their home’s equity fall, have experienced a reduction or loss of income, or have reduced their spending. These factors have all contributed to a reduction in home equity lending. The yield on this product improved slightly due to a floor rate on some products. Lower volume was the main contributor to the decline in interest income from home equity products. Until real estate prices recover and consumers begin to have confidence in the economy, home equity lending is expected to be slow.

Liabilities:  Average interest-bearing liabilities for 2011 declined slightly during the year to $788.1 million compared to $793.8 million in 2010. However, the reduction is due primarily to a significant decline in long-term debt that more than offset the increase in interest bearing deposits. Every deposit category, except time deposits, increased during the year. The Bank continued to reduce the cost of deposits during the year and this had the biggest affect in reducing interest expense on deposits. Table 2 presents information on the affect that changes in volume (balances sheet size) and changes in rates have on tax-equivalent interest expense. Table 3 presents information on the average balance and cost of interest liabilities.

The Money Management product continues to grow and the average balance for 2011 increased by approximately $37 million. The Bank was able to reduce the rate on this product throughout the year and the reduction in interest expense from lower rates more than offset the growth; therefore, resulting in a decrease in interest expense of $424 thousand. Despite rate reductions during the year, the product still maintains a competitive yield in a highly liquid product. Due to rate reductions made near the end of 2011, and then again at the start of 2012, the Bank expects the 2012 cost to be less than in 2011.

Time deposits (CDs) declined again for the second straight year. Time deposit balances are comprised of both retail and brokered CDs. Some consumers are unwilling to invest in long-term CDs due to low rates and the decrease in CDs can be partially attributed to maturing funds being moved to Money Management accounts. Those customers who are buying CDs are investing in short-term maturities and the majority of the retail portfolio matures within one year.

Repurchase balances held steady year over year after declining for three straight years. Repos are a cash management product used by corporate customers. The interest expense and rate were also unchanged from 2010.

Long-term debt is comprised of advances from FHLB Pittsburgh. The Bank did not take any new advances in 2011 and the lower balance is reflective of scheduled amortization, maturities and prepayments. The Bank prepaid $15.6 million in advances during 2011. FHLB advances are the highest cost liability of the Bank. In 2012, 51% of the Bank’s FHLB advances will mature and by the end of 2013, 70% of FHLB advances will have matured. If these funds need replaced, either from FHLB or another source, the cost is expected to be substantially less than the current cost.

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

Commercial loans grew by $64.5 million in 2010 to an average of $576.3 million. The yield on the commercial loan portfolio fell for the second straight year from 4.97% to 4.85%. A larger portfolio in 2010 contributed the majority of the increase in interest income.

The balance of residential mortgage loans declined in 2010 to an average balance of $66.1 million. This is approximately $7 million less than the 2009 average balance. The yield on this portfolio fell to 5.68% in 2010 compared to 6.30% in 2009. Interest income is down $861 thousand versus 2009 and rate and volume declines contributed equally to the reduction.

Home equity balances fell by in 2010 by $8.9, to an average of $89.3 million for the year. Home equity lending has been affected greatly by the slow economy and lack of consumer confidence. The smaller home equity portfolio had a greater negative affect on the interest income than did lower rates.

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

Table 1. Net Interest Income

(Dollars in thousands)	2011	% Change	2010	% Change	2009	% Change
Interest income	$41,791	-3.4%	$43,284	-1.1%	$43,757	-5.2%
Interest expense	9,154	-26.4%	12,443	-15.2%	14,674	-8.5%
Net interest income	32,637	5.8%	30,841	6.0%	29,083	-3.4%
Tax equivalent adjustment	1,730		1,061		1,194
Tax equivalent net interest income	$34,367	7.7%	$31,902	5.4%	$30,277	-3.9%

Table 2 identifies increases and decreases in tax equivalent net interest income to either changes in average volume or to changes in average rates for interest-earning assets and interest-bearing liabilities. Numerous and simultaneous balance and rate changes occur during the year. The amount of change that is not due solely to volume or rate is allocated proportionally to both.

Table 2. Rate-Volume Analysis of Tax Equivalent Net Interest Income

	2011 Compared to 2010 Increase (Decrease) due to:			2010 Compared to 2009 Increase (Decrease) due to:
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Interest-bearing obligations in other banks and Federal funds sold	$26	$—	$26	$(10)	$13	$3
Investment securities:
Taxable	(105)	(573)	(678)	(426)	(639)	(1,065)
Nontaxable	(85)	(253)	(338)	(213)	(10)	(223)
Loans:
Commercial, industrial and agricultural	1,736	(116)	1,620	3,141	(616)	2,525
Residential mortgage	(312)	(151)	(463)	(425)	(436)	(861)
Home equity loans and lines	(698)	276	(422)	(567)	(77)	(644)
Consumer	(528)	(41)	(569)	(318)	(23)	(341)
Loans	198	(32)	166	1,831	(1,152)	679
Total net change in interest income	34	(858)	(824)	1,182	(1,788)	(606)
Interest expense on:
Interest-bearing checking	16	(58)	(42)	3	(9)	(6)
Money market deposit accounts	449	(873)	(424)	810	(701)	109
Savings accounts	4	(20)	(16)	1	(17)	(16)
Time deposits	(412)	(902)	(1,314)	(622)	(1,340)	(1,962)
Securities sold under agreements to repurchase	(1)	—	(1)	(17)	—	(17)
Short-term borrowings	—	—	—	(13)	—	(13)
Long-term debt	(1,538)	46	(1,492)	(477)	151	(326)
Total net change in interest expense	(1,482)	(1,807)	(3,289)	(315)	(1,916)	(2,231)
Increase in net interest income	$1,516	$949	$2,465	$1,497	$128	$1,625

All nontaxable interest income has been adjusted to a tax-equivalent basis, using a tax rate of 34%.

The following table presents average balances, tax-equivalent interest income and expense, and yields earned or rates paid on the assets or liabilities.

Table 3. Analysis of Net Interest Income

	2011			2010			2009
(Dollars in thousands)	Average balance	Income or expense	Average yield/rate	Average balance	Income or expense	Average yield/rate	Average balance	Income or expense	Average yield/rate
Interest-earning assets:
Interest-bearing obligations of other banks and federal funds sold	$23,129	$59	0.25%	$13,019	$33	0.25%	$18,032	$30	0.17%
Investment securities:
Taxable	95,462	2,430	2.55%	98,891	3,108	3.14%	111,009	4,173	3.76%
Nontaxable	37,015	2,090	5.65%	38,395	2,428	6.32%	41,755	2,651	6.35%
Loans:
Commercial, industrial and agricultural	612,201	29,586	4.83%	576,280	27,966	4.85%	511,807	25,441	4.97%
Residential mortgage	60,474	3,292	5.44%	66,126	3,755	5.68%	73,214	4,616	6.30%
Home equity loans and lines	78,691	5,249	6.67%	89,308	5,671	6.35%	98,225	6,315	6.43%
Consumer	13,278	815	6.14%	21,853	1,384	6.33%	26,866	1,725	6.42%
Loans	764,644	38,942	5.09%	753,567	38,776	5.15%	710,112	38,097	5.36%
Total interest-earning assets	920,250	43,521	4.73%	903,872	44,345	4.91%	880,908	44,951	5.10%
Other assets	71,616			70,214			67,889
Total assets	$991,866			$974,086			$948,79 7
Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$110,707	102	0.09%	$98,648	144	0.15%	$96,958	150	0.15%
Money Management	309,870	3,164	1.02%	272,559	3,588	1.32%	216,201	3,479	1.61%
Savings	51,143	65	0.13%	48,694	81	0.17%	48,308	97	0.20%
Time	200,306	3,318	1.66%	221,386	4,632	2.09%	246,360	6,594	2.68%
Total interest-bearing deposits	672,026	6,649	0.99%	641,287	8,445	1.32%	607,827	10,320	1.70%
Securities sold under agreements to repurchase	60,136	150	0.25%	60,262	151	0.25%	67,032	168	0.25%
Short-term borrowings	192	1	0.74%	185	1	0.66%	2,142	14	0.66%
Long-term debt	55,705	2,354	4.23%	92,107	3,846	4.18%	103,636	4,172	4.03%
Total interest-bearing liabilities	788,059	9,154	1.16%	793,841	12,443	1.57%	780,637	14,674	1.88%
Noninterest-bearing deposits	106,115			85,681			79,149
Other liabilities	12,120			13,083			13,263
Shareholders’ equity	85,572			81,481			75,748
Total liabilities and shareholders’ equity	$991,866			$974,086			$948,797
Tax equivalent net interest income/ Net interest margin		34,367	3.73%		31,902	3.53%		30,277	3.44%
Tax equivalent adjustment		(1,730)			(1,061)			(1,194)
Net interest income		$32,637			$30,841			$29,083

All nontaxable interest income has been adjusted to a tax-equivalent basis, using a tax rate of 34%.

Provision for Loan Losses

During 2011, the Corporation saw an unprecedented level of net charge-offs, reaching $6.6 million up from $3.4 million in 2010. The level of nonperforming assets declined only slightly from the prior year. These factors, coupled with continued loan growth and Management’s intention to ensure sufficient coverage for future losses, lead to the decision to add $7.5 million to the allowance for loan losses via the provision expense in 2011. This amount was more than double the 2010 provision expense of $3.2 million. Overall, the allowance for loan losses increased $922 thousand during the year to $9.7 million at year-end. The ALL as a percentage of total loans increased to 1.27% compared to 1.18% in 2010. Management performs a comprehensive analysis of the loan portfolio considering delinquencies trends and events, current economic conditions, and other relevant factors to determine the adequacy of the allowance for loan losses and the provision for loan losses. For more information, refer to the Loan Quality discussion and Tables 12 – 17.

Noninterest Income

2011 versus 2010

Summary:  Noninterest income totaled $10.2 million compared to $9.4 million in 2010, an increase of 8.9%. Most categories of noninterest income increased over the prior year and the net loss on securities transactions (losses and impairment charges) was less in 2011 than in 2010.

Investment and Trust Services:  These fees are comprised of asset management fees, estate administration and settlement fees, employee benefit plans and commissions from the sale of insurance and investment products through the Bank’s Personal Investment Centers. Asset management fees are recurring in nature and are affected by the market value of the assets. Asset management fees increased 4.2% over 2010 primarily due to higher market values during the year. Estate fees were less than the prior year, while fees generated from the Personal Investment Centers increased primarily from commissions on the sale of investments. Trust assets under management were $481.5 million at year-end, down slightly from the $490.4 million in 2010. The Bank continues to actively pursue new investment and trust accounts as some larger competitors have implemented a minimum account size that has caused some of these customers to look elsewhere for service.

Loan service charges:  For the third consecutive year, this category remained flat at $1.2 million in 2011 compared to $1.1 million in 2010 and $1.2 million in 2009. Nearly all loan origination fees that are not deferred were less than in 2010. Fees earned for originating mortgages for sale in secondary market declined by approximately $25 thousand as fewer mortgages were closed. Commercial loan service charges increased by $214 thousand due primarily to prepayment fees. Consumer loan fees, including a debt protection program, totaled $168 thousand and were nearly the same as fees collected in 2010.

Mortgage banking fees:  Mortgage banking activities consist primarily of servicing mortgage loans originated and sold by the Bank. Fees from servicing mortgages declined as the portfolio of mortgages serviced for others ($65.6 million) continues to pay down. No gain on the sale of mortgages was recorded in 2011 compared to $32 thousand in 2010. Loans originated for the secondary market are done on a fee basis and these fees are recorded in loan service charges. For loans that were previously sold with servicing retained, mortgage servicing rights (MSR) are recorded and represent the Bank’s rights to receive future fee income from servicing these loans. MSR are measured and carried at the lower of cost or market value and are amortized over the expected life of the asset. In 2011 the MSR amortization was $203 thousand compared to $267 thousand in 2010. Net impairment charges on MSR were $32 thousand in 2011. In 2010, the Bank recorded a net impairment reversal of $146 thousand on previously recorded MSR impairment charges. While the Bank does not expect to originate and sell mortgages with servicing retained in the future, it will retain the existing servicing portfolio until those loans are paid-off. See Note 9 of the accompanying consolidated financial statements for additional information on mortgage servicing rights.

Deposit fees:  This category is comprised primarily of fees from overdrafts, an overdraft protection program, service charges, and account analysis. Total deposit fees fell by $248 thousand during the year with nearly every fee category showing a reduction from 2010. A reduction in retail overdraft fees of $178 thousand accounted for most of the decline in this category. The Bank changed some of its overdraft processes so that it would be in compliance with new regulatory guidance and best practices, and these changes contributed to some of this decline. These changes included eliminating overdraft fees on items less than $5 and expanded counseling on account usage to customers who habitually overdraw their account. Commercial account analysis fees and overdrafts also dropped during the year. After experiencing a decline in 2010 in fees from the Bank’s overdraft protection program, fees in 2011 from this program held steady compared to the prior year. In 2010, new regulations required consumers to opt-in to such programs. After an initial decline in fees due to this change, the activity and fees appear to have stabilized.

Debit card and other service charges and fees:  Debit card income continues to be one the of best fee generators for the Bank. The Bank expects the upward trend in these fees to continue as more consumers have and use debit cards. Debit card fees are comprised of both a retail and business card program. The business debit card offers a cash back rewards program based on usage and it continues to grow in popularity. In total, debit card fees exceeded $1 million in 2011, increasing more than 16%. In July 2011, components of the Durbin Act went into effect that restricted interchange fees charged by banks. This price regulation is intended only for banks with assets greater than $10 billion. Even though the Bank is below the $10 billion threshold, it was uncertain if this change would eventually filter down to community banks. At this time, it appears as if the two-tier interchange pricing system is working and there has been no affect on the Bank’s debit card fees. Other fees and service charges are essentially unchanged from 2010 and are comprised of fees for wire transfers, ATM activity and safe deposit box rentals.

Other:  This category increased by $564 thousand in 2011 due to the recovery of previously incurred legal expenses of $538 thousand as a prior lawsuit was decided in the Bank’s favor.

Securities gains and losses:  In 2011, other-than-temporary-impairment charges of $240 thousand were recorded on three equity securities and two private label mortgage backed securities that were considered other than temporarily impaired. The 2010 OTTI charges included $406 thousand on the merger of First Chester County Corporation into Tower Bancorp, Inc. and $335 thousand on two private label mortgage backed securities. Net securities gains were $157 thousand in 2011 compared to net gains of $673 thousand in 2010.

The following table presents a comparison of noninterest income for the years ended December 31, 2011 and 2010:

Table 4. Noninterest Income

	December 31		Change
(Dollars in thousands)	2011	2010	Amount	%
Noninterest Income
Investment and trust services fees	$3,953	$3,844	$109	2.8
Loan service charges	1,198	1,132	66	5.8
Mortgage banking activities	(72)	146	(218)	(149.3)
Deposit service charges and fees	2,142	2,390	(248)	(10.4)
Other service charges and fees	614	508	106	20.9
Debit card income	1,024	882	142	16.1
Increase in cash surrender value of life insurance	682	672	10	1.5
Other	742	178	564	316.9
OTTI losses on securities	(594)	(1,373)	779	56.7
Less: Loss recognized in other comprehensive income (before taxes)	(354)	(314)	(40)	(12.7)
Net OTTI losses recognized in income	(240)	(1,059)	819	77.3
Securities gains (losses), net	157	673	(516)	76.7
Total noninterest income	$10,200	$9,366	$834	8.9

2010 versus 2009

Summary:  Noninterest income totaled $9.4 million an increase of 5.5% over the 2009 total of $8.9 million. An increase in investment and trust service fees and security gains was partially offset by an increase in OTTI charges and the absence of a nonrecurring income event that occurred in 2009, but not in 2010.

Investment and Trust Services:  These fees increased to $3.8 million in 2010, an increase of 9.2% over the 2009 total of $3.5 million. Compared to 2009, this area saw an increase in both recurring and nonrecurring fee income. Trust assets under management increased $30 million from 2009 to 2010. Nonrecurring fee income, which is produced by estate administration and settlement fees, also increased in 2010. Income for the sale of investment and insurance products remained stable year over year.

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

Mortgage banking fees:  These fees remained stable at $146 thousand in 2010 compared to $145 thousand in 2009. However, in 2010 fees from servicing mortgages declined as the portfolio of mortgages serviced for others ($79.9 million) continues to pay down. Gains on sales of mortgages increased by $20 thousand in 2010 due to the fact that the Bank was changing its fee-based origination partner during the year and for a short time had to fund and sell mortgages rather than originating for a fee only. In 2010, the Bank had net reversals of $146 thousand of previously recorded MSR impairment charges. However, this is less than the 2009 net reversal of $212 thousand. In addition, the amortization of MSR in 2010 was approximately $100 thousand less than in 2009, thereby enhancing mortgage banking fees. See Note 9 of the accompanying consolidated financial statements for additional information on mortgage servicing rights.

Deposit fees:  In 2010, this category produced $2.4 million in fees compared to $2.6 million in 2009, a decrease of 7.2%. Commercial account fees remained fairly constant year over year, but an increase in commercial overdraft fees was offset by a decrease in commercial account analysis fees. Retail checking fees and overdraft charges remained constant at approximately $1.0 million for both years. The Bank’s overdraft coverage program saw fees decrease by $154 thousand in 2010. A portion of this decrease can be attributed to new overdraft protection regulations, targeted toward overdraft protection programs that went into effect in mid-2010. Under these new regulations, consumers were required to opt-in to such programs. The Bank made a significant effort to notify customers of this change and to educate them about the benefits and use of overdraft protection programs.

Debit card and other service charges and fees:  These fees increased 7.6% from 2009 to $1.4 million. The largest contributing factor to the increase came from debit card fees. Debit card fees increased $127 thousand year over year and both business and retail debit card products recorded an increase in fee income over 2009. The business debit card offers a cash back rewards program based on usage and it continues to grow in popularity.

Other:  This category decreased significantly as a result of a $278 thousand gain from life insurance proceeds in 2009 that did not occur in 2010.

Securities gains and losses:  In 2010, other-than-temporary-impairment charges of $1.1 million were recorded on three equity securities and two bond securities that it considered to be other than temporarily impaired. These charges include $406 thousand on the merger of First Chester County Corporation into Tower Bancorp, Inc. and $335 thousand on two private label mortgage backed securities. In 2009, $422 thousand of impairment charges on four equity securities were recorded. Net securities gains were $673 thousand in 2010 compared to net losses of $522 thousand in 2009.

The following table presents a comparison of noninterest income for the years ended December 31, 2010 and 2009:

Table 4.1 Noninterest Income

	December 31		Change
(Dollars in thousands)	2010	2009	Amount	%
Noninterest Income
Investment and trust services fees	$3,844	$3,519	$325	9.2
Loan service charges	1,132	1,151	(19)	(1.7)
Mortgage banking activities	146	145	1	(0.7)
Deposit service charges and fees	2,390	2,575	(185)	(7.2)
Other service charges and fees	508	537	(29)	(5.4)
Debit card income	882	755	127	16.8
Increase in cash surrender value of life insurance	672	643	29	4.5
Other	178	499	(321)	(64.3)
OTTI losses on securities	(1,373)	(422)	(951)	225.4
Less: Loss recognized in other comprehensive income (before taxes)	(314)	—	—	N/A
Net OTTI losses recognized in income	(1,059)	(422)	(637)	(150.9)
Securities gains (losses), net	673	(522)	1,195	(228.9)
Total noninterest income	$9,366	$8,880	$486	5.5

Noninterest Expense

2011 versus 2010

Summary:  Noninterest expense increased by 7.2% to $28.3 million in 2011 from $26.4 million in 2010. Salary and benefit expense contributed the largest increase ($1.6 million), but was partially offset by a reduction in legal and professional fees of $436 thousand.

Salaries and benefits:  This category is the largest noninterest expense category and increased 11.8% in 2011 to $15.2 million. The $1.6 million increase in this category is comprised of an increase in salaries of $664 thousand and approximately $1 million in employee benefits. The increase in salary expense is primarily the result of staffing levels and normal salary adjustments. Benefit costs moved up over 2010 due to increases of $181 thousand in incentive compensation plans, $282 thousand in health insurance and $264 thousand for the pension plans. The Bank has taken several actions to control the cost of employee benefits including its participation in a self-insured health insurance plan and closing the pension plan to new participants in 2007. Since participating in the self-insured health insurance plan, the Bank’s long-term increases have been less than comparable increases in the market. The low rate environment continues to affect the pension plan and as a result pension expense has increased. The Bank expects its 2012 pension expense to approximate the 2011 amount. See Note 15 of the accompanying consolidated financial statements for additional information on benefit plans.

Advertising:  Advertising costs were unchanged at $1.3 million in both 2011 and 2010. Advertising and promotion efforts continue to focus on brand recognition in our various markets and are less concentrated on specific product promotion. In 2011, a new remote ATM was opened and special promotional efforts were taken to announce and market its opening.

Legal and professional fees:  This category consists of fees paid to outside legal counsel, consultants, and audit fees. These fees declined significantly during the year, $436 thousand (29.0%) less than the year before. The majority of the decrease occurred in the legal fee account that was $358 thousand less than in 2010. Other professional fees in this category fluctuated slightly from the prior year. In past years, several lawsuits against the Corporation inflated legal expenses. In 2011, the Corporation recovered $538 thousand in prior period legal fees upon resolution of a lawsuit. This fee was recorded in other income.

Data processing:  The largest cost in this category is the expense associated with the Bank’s core processing system and accounted for $970 thousand of the total data processing cost of $1.5 million. In 2011, the Bank changed its core processing system to FIS and its IBS product. This new system should provide greater operating efficiency and should help reduce the rate of fee increases in future years.

FDIC insurance:  The expense for FDIC insurance decreased by $94 thousand and totaled $1.1 million for the year. In 2011, the FDIC changed its premium assessment base from a deposit-based calculation to an asset-based calculation. Based on the new method, the Bank’s insurance expense decreased despite an increase in deposits.

Other:  Other noninterest expense was $4.2 million in 2011, increasing $839 thousand from $3.4 million in 2010. In 2011, the Bank prepaid three high-rate FHLB advances and incurred penalties of $344 thousand. Prepaying these advances will help future earnings. Increases were also recorded in charitable donations to local organizations, loan collection and foreclosure expense, and expenses related to a new reporting format required by the SEC. Loan collection and foreclosure expense was $288 thousand in 2011 and the Bank expects that these expenses will be higher in 2012.

The following table presents a comparison of noninterest expense for the years ended December 31, 2011 and 2010:

Table 5. Noninterest Expense

	December 31		Change
(Dollars in thousands)	2011	2010	Amount	%
Noninterest Expense
Salaries and benefits	$15,195	$13,592	$1,603	11.8
Net occupancy expense	2,006	1,962	44	2.2
Furniture and equipment expense	837	781	56	7.2
Advertising	1,335	1,342	(7)	(0.5)
Legal and professional fees	1,069	1,505	(436)	(29.0)
Data processing	1,462	1,617	(155)	(9.6)
Pennsylvania bank shares tax	681	610	71	11.6
Intangible amortization	446	457	(11)	(2.4)
FDIC insurance	1,084	1,178	(94)	(8.0)
Other	4,218	3,379	839	24.8
Total noninterest expense	$28,333	$26,423	$1,910	7.2

2010 versus 2009

Summary:  Noninterest expense increased modestly by 1.9% ($494 thousand) to $26.4 million in 2010. Salary and benefit expense contributed the largest increase ($879 thousand), but was partially offset by decreases in FDIC insurance premiums, and legal and professional fees.

Salaries and benefits:  This category increased 6.9% in 2010 to $13.6 million. Of the $879 thousand increase in this category, $640 thousand is related to salary expense and $239 thousand is for employee benefits and related items. In 2009, the Bank deferred salary increases for 6 months and suspended all incentive payouts in order to reduce expense in the midst of the recession. In 2010, normal salary adjustments were made as scheduled and incentive payouts were accrued. While achieving its purpose of reducing expense in 2009, the salary deferral exaggerated the increase in salary expense between the years. The Bank also saw its incentive compensation cost increase $88 thousand, health insurance increased $85 thousand, training costs were up $28 thousand, and numerous other categories saw smaller increases. Partially offsetting these increases was a decrease in pension expense of $115 thousand.

Advertising:  Advertising costs were $1.3 million in both 2010 and 2009. Advertising and promotion efforts focused on brand recognition in our various markets and were less concentrated on specific product promotion. A new community office was opened in 2010, and special promotional efforts were taken to announce and market its opening.

Legal and professional fees:  In 2010, these fees declined by $192 thousand or 11.3%. Reductions were recorded in legal ($221 thousand), consulting fees ($21 thousand), and audit fees ($5 thousand). An ongoing lawsuit stemming from activity at Community, prior to its acquisition by the Corporation, accounted for a large portion of the legal bills in 2010.

Data processing:  These expenses were $1.6 million in 2010, up 5.1% from 2009. The largest cost in this category is the expense associated with the Bank’s core processing system and accounted for $1.1 million of the total expense.

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

Table 5.1 Noninterest Expense

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

Provision for Income Taxes

For 2011, the Corporation recorded a Federal income tax expense of $411 thousand compared to $2.9 million in 2010 and $2.0 million in 2009. During the second quarter of 2011, an internal review discovered that tax-exempt commercial loans booked in the fourth quarter of 2008, during 2009, 2010 and the first quarter of 2011 were not properly coded as tax-exempt in the Bank’s core processing system. This resulted in the income from these loans being recorded as taxable income and the benefit of the tax-exempt status was not reflected in the Corporation’s income tax calculation. After a thorough review of the affected loans to determine the unrecorded tax benefit, and consultation with the Corporation’s internal and external audit firms, the Corporation deemed the adjustment to be immaterial to the consolidated financial statements for the current and prior years and therefore, no prior period adjustment was required. The Corporation recorded the past income tax benefits during the second quarter of 2011. The adjustment to income tax expense made in the second quarter was a credit of approximately $660 thousand attributable to the years 2008, 2009 and 2010 and approximately $95 thousand attributable to the first quarter of 2011. This adjustment is reflected in the 2011 income tax expense. In addition, lower pre-tax income in 2011, coupled with a higher ratio of tax-exempt income, helped reduce the income tax expense and the effective tax rate for the year. The effective tax rate for 2011, 2010 and 2009 was 5.9%, 27.8% and 23.4% respectively. Had the tax adjustment of $660 thousand been allocated proportionally to the years it was generated, the effective tax rate for 2011, 2010 and 2009 would have been 15.3%, 24.1% and 20.8%, respectively. For a more comprehensive analysis of Federal income tax expense refer to Note 12 of the accompanying financial statements.

Financial Condition

One method of evaluating the Corporation’s condition is in terms of its sources and uses of funds. Assets represent uses of funds while liabilities represent sources of funds. At December 31, 2011, total assets were $990.2 million, an increase of 4.0% over the 2010 year-end balance of $951.9 million. The following discussion on financial condition will reference the average balance sheet in Table 3 unless otherwise noted.

Investment Securities:

The investment portfolio serves as a mechanism to invest funds if funding sources out pace lending activity, to provide liquidity for lending and operations, and provide collateral for deposits and borrowings. The Corporation invests in taxable and tax-free debt securities, and equity securities as part of its investment strategy. The mix of taxable and tax-free debt securities are determined by the Bank’s Investment Committee and investing decisions are made as a component of balance sheet management. Debt securities include U.S. Government Agencies, U.S. Government Agency mortgage-backed securities, non-agency mortgage-backed securities, state and municipal government bonds, corporate debt and trust preferred securities. The equity portfolio consists of bank stocks only and is considered to be longer-term with a focus on capital appreciation. Tables 6 – 9 provide additional detail about the investment portfolio. All securities are classified as available for sale and all investment balances refer to fair value.

The following table presents amortized cost and estimated fair value of investment securities by type at December 31 for the past three years:

Table 6. Investment Securities at Amortized Cost and Estimated Fair Value

	2011		2010		2009
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
Equity Securities	$2,105	$1,759	$4,126	$3,638	$5,400	$3,975
Obligations of U.S. Government agencies	13,159	13,229	14,780	14,785	28,258	28,715
Obligations of state and political subdivisions	42,490	45,081	39,477	39,952	42,611	43,881
Corporate debt securities	2,484	2,414	2,647	2,665	3,741	3,616
Trust preferred securities	5,890	4,618	5,875	4,197	5,862	3,644
Agency mortgage-backed securities	54,314	55,285	47,239	48,297	53,214	54,743
Private-label mortgage-backed securities	3,366	2,867	4,424	4,029	5,947	4,668
Asset-backed securities	66	48	74	53	84	46
	$123,874	$125,301	$118,642	$117,616	$145,117	$143,288

The following table presents analysis of investment securities at December 31, 2011 by maturity, and the weighted average yield for each maturity presented. The yields presented in this table are calculated using tax-equivalent interest and the amortized cost.

Table 7. Maturity Distribution of Investment Portfolio

	One year or less		After one year through five years		After five years through ten years		After ten years		Total
(Dollars in thousands)	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield
Available for Sale
Obligations of U.S. Government agencies	$2,500	0.23%	$2,313	0.99%	$513	1.87%	$7,903	0.85%	$13,229	0.79%
Obligations of state & political subdivisions	1,611	4.67%	9,694	5.81%	16,349	5.89%	17,427	5.59%	45,081	5.71%
Corporate debt securities	977	0.79%	1,192	2.69%	245	9.79%	—	—	2,414	2.64%
Trust preferred securities	—	—	—	—	—	—	4,618	1.84%	4,618	1.84%
Agency mortgage-backed securities	—	—	74	5.71%	5,551	3.44%	49,660	2.04%	55,285	2.19%
Private-label mortgage-backed securities	—	—	—	—	—	—	2,867	6.08%	2,867	6.08%
Asset-backed securities	—	—	35	0.51%	—	—	13	4.34%	48	1.55%
	$5,088	1.74%	$13,308	4.68%	$22,658	5.24%	$82,488	2.70%	$123,542	3.34%

The investment portfolio averaged $132.5 million for 2011 compared to $137.3 million in 2010. Despite the decline in the average balance during the year, the portfolio ended 2011 higher than the prior year. As interest rates continue to remain low, cash flow was reinvested in the portfolio at lower rates and the yield on the portfolio continued to fall. The yield has fallen from 4.47% in 2009 to 4.03% in 2010 and to 3.41% in 2011. At year-end, the largest components of the portfolio were agency mortgage backed securities ($55.3 million) and municipal bonds ($45.1 million). Combined, these sectors comprise 80% of the total portfolio and represent a higher percentage of the portfolio than in 2010 or 2009. The portfolio produced $31.5 million in cash flow in 2011 while $37.6 million was invested into the portfolio during the year. The majority of the investment purchases were made to maintain collateral positions. For the year, the Corporation recorded net securities gains of $157 thousand and other-than-temporary impairment charges of $240 thousand.

Equities:  The equity portfolio is comprised entirely of bank stocks with the Bank and the Corporation each holding separate portfolios. The stocks held in the portfolio range from community banks to large national banks. In 2011, other-than-temporary impairment charges of $185 thousand were recorded against the equity portfolio.

Municipal Bonds:  The Bank’s municipal bond portfolio is well diversified geographically and is comprised primarily of general obligation bonds (72% of the portfolio). The portfolio holds ninety-four separate issues within twenty-six states. The largest dollar exposure is to issuers in the state of Texas ($8.3 million / 18.4%) and Pennsylvania ($6.4 million / 14.3%). The majority of the bonds have either private bond insurance or have some other type of credit enhancement. The portfolio contains 4 taxable municipal bonds with a fair value of $3.7 million. When purchasing municipal bonds, the Bank looks primarily to the underlying credit of the issuer as a sign of credit quality and then to any credit enhancement. Approximately $31 million of the portfolio is rated A or higher by Moody. The Bank owns five issues for $2.1 million that are not rated by a nationally recognized rating agency.

Corporate Bonds:  There are 3 issuers that comprise the holdings in the corporate bond portfolio, all in the financial services sector. These bonds are both fixed and floating rate bonds and have Moody ratings ranging from A1 to B2.

Trust Preferred Bonds:  The Bank holds 7 single-issue trust-preferred securities at a cost of $5.9 million and a fair value of $4.6 million. Trust preferred securities are typically issued by a subsidiary grantor trust of a bank holding company, which uses the proceeds of the equity issuance to purchase deeply subordinated debt issued by the bank holding company. Trust-preferred securities can reflect single entity issues or a group of entities (pooled trust preferred). Pooled trust preferred securities have been the subject of significant write-downs due in some cases from the default of one issuer in the pool that then impairs the entire pool. Because of recent financial conditions, most trust preferred securities have realized a significant decline in value, but market prices continue to improve slowly. All of the Bank’s issues are single issuer, variable rate notes with long final maturities (2027 – 2028) that continue to pay dividends. The following table provides additional detail about the Bank’s trust preferred securities at December 31, 2011.

Table 8. Trust Preferred Securities

Deal Name	Single Issuer or Pooled	Class	Amortized Cost	Fair Value	Gross Unrealized Gain (Loss)	Lowest Credit Rating Assigned	Number of Banks Currently Performing	Deferrals and Defaults as % of Original Collateral	Expected Deferral/ Defaults as a Percentage of Remaining Performing Collateral
Huntington Cap Trust	Single	Preferred Stock	$930	$784	$(146)	B	1	None	None
Huntington Cap Trust II	Single	Preferred Stock	876	759	(117)	B	1	None	None
BankAmerica Cap III	Single	Preferred Stock	957	699	(258)	BB	1	None	None
Wachovia Cap Trust II	Single	Preferred Stock	273	227	(46)	Baa2	1	None	None
Corestates Captl Tr II	Single	Preferred Stock	925	752	(173)	Baa1	1	None	None
Chase Cap VI JPM	Single	Preferred Stock	957	694	(263)	BBB	1	None	None
Fleet Cap Tr V	Single	Preferred Stock	972	703	(269)	BB	1	None	None
			$5,890	$4,618	$(1,272)

Mortgage-backed Securities:  The largest sector of the portfolio continues to be held in mortgage-backed securities (MBS) with $58.2 million or 46% of the total portfolio. The majority of this sector ($55.3 million) is comprised of U.S. Government Agency MBS. In addition, the Bank holds 7 private label mortgage-backed securities (PLMBS) with a fair value of $2.9 million and an amortized cost of $3.4 million. These PLMBS bonds paid down by more than $1 million in 2011.

The Bank’s PLMBS portfolio is comprised primarily of Alt-A loans. Alt-A loans are first-lien residential mortgages that generally conform to traditional “prime” credit guidelines; however, loan factors such as the loan-to-value ratio, loan documentation, occupancy status or property type cause these loans not to qualify for standard underwriting programs. The Alt-A product in the Bank’s portfolio is comprised of fixed-rate product that was originated between 2003 and 2006 and all were originally rated AAA. The bonds issued in 2006 are experiencing the highest delinquency and loss rates. All of these bonds originally had some type of credit support tranche to absorb any loss prior to losses at the senior tranche held by the Bank, but this has eroded completely on some bonds as they have started to experience losses. The Bank recorded other-than-temporary impairment charges of $55 thousand on two PLMBS bonds in 2011. Based on the performance of some the PLMBS, it appears as if the underwriting standards that were represented in the offering, and resulted in the AAA rating, were not followed. As a result, the Bank purchased some securities based on these misrepresentations, and it is most likely that these securities would not have been purchased had all the information been reported correctly. The Bank is participating in a lawsuit against certain issuers related to these misrepresentations.

The following table provides additional detail about the Bank’s PLMBS at December 31, 2011.

Table 8.1 Private Label Mortgage Backed Securities

(Dollars in thousands) Description	Origination Date	Amortized Cost	Fair Value	Gross Unrealized Gain (Loss)	Collateral Type	Lowest Credit Rating Assigned	Credit Support %	Cumulative OTTI Charges
RALI 2003-QS15 A1	8/1/2003	$174	$175	$1	ALT A	A1	11.23	$—
RALI 2004-QS4 A7	3/1/2004	452	451	(1)	ALT A	AA	12.28	—
MALT 2004-6 7A1	6/1/2004	642	606	(36)	ALT A	B	11.20	—
RALI 2005-QS2 A1	2/1/2005	547	496	(51)	ALT A	CCC	7.24	—
RALI 2006-QS4 A2	4/1/2006	836	538	(298)	ALT A	D	—	218
GSR 2006-5F 2A1	5/1/2006	275	271	(4)	Prime	C	2.87	—
RALI 2006-QS8 A1	7/28/2006	440	330	(110)	ALT A	D	—	172
		$3,366	$2,867	$(499)				$390

Impairment:

At December 31, 2011, the investment portfolio contained 58 temporarily impaired securities with a fair value of $32.1 million and $2.5 million in unrealized losses. The unrealized loss position has improved from year-end 2010 when there were 85 temporarily impaired securities with an unrealized loss of $3.2 million. The sectors showing the largest decline in unrealized loss are state and municipal bonds, and trust preferred securities. Despite the improvement in the value of trust preferred securities, they continue to represent 52% of the total portfolio unrealized loss.

For securities with an unrealized loss, Management applies a systematic methodology in order to perform an assessment of the potential for other-than-temporary impairment. In the case of debt securities, investments considered for other-than-temporary impairment: (1) had a specified maturity or repricing date; (2) were generally expected to be redeemed at par, and (3) were expected to achieve a recovery in market value within a reasonable period of time. In addition, the Bank considers whether it intends to sell these securities or whether it will be forced to sell these securities before the earlier of amortized cost recovery or maturity. Equity securities are assessed for other-than-temporary impairment based on the length of time of impairment, dollar amount of the impairment and general market and financial conditions relating to specific issues. The impairment identified on debt and equity securities, and subject to assessment at December 31, 2011, was deemed to be temporary and required no further adjustments to the financial statements, unless otherwise noted.

The following table reflects temporary impairment in the investment portfolio (excluding restricted stock), aggregated by investment category, length of time that individual securities have been in a continuous unrealized loss position and the number of securities in each category as of December 31, 2011 and 2010:

Table 9. Temporary Impairment

	December 31, 2011
	Less than 12 months			12 months or more			Total
(Amounts in thousands)	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
Equity securities	$394	$(111)	3	$864	$(246)	13	$1,258	$(357)	16
Obligations of U.S. Government agencies	6,068	(3)	5	1,321	(2)	5	7,389	(5)	10
Obligations of state and political subdivisions	579	(7)	1	—	—	—	579	(7)	1
Corporate debt securities	—	—	—	1,889	(119)	2	1,889	(119)	2
Trust preferred securities	—	—	—	4,618	(1,272)	7	4,618	(1,272)	7
Agency mortgage-backed securities	12,452	(156)	12	1,174	(32)	1	13,626	(188)	13
Private-label mortgage-backed securities	1,057	(36)	2	1,636	(464)	4	2,693	(500)	6
Asset-backed securities	—	—	—	48	(18)	3	48	(18)	3
Total temporarily impaired securities	$20,550	$(313)	23	$11,550	$(2,153)	35	$32,100	$(2,466)	58

	December 31, 2010
	Less than 12 months			12 months or more			Total
(Amounts in thousands)	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
Equity securities	$1	$(1)	1	$3,261	$(537)	20	$3,262	$(538)	21
Obligations of U.S. Government agencies	3,476	(17)	2	6,433	(39)	14	9,909	(56)	16
Obligations of state and political subdivisions	11,861	(405)	24	292	(14)	1	12,153	(419)	25
Corporate debt securities	—	—	—	1,968	(46)	2	1,968	(46)	2
Trust preferred securities	—	—	—	4,196	(1,678)	7	4,196	(1,678)	7
Agency mortgage-backed securities	9,859	(46)	6	—	—	—	9,859	(46)	6
Private-label mortgage-backed securities	—	—	—	2,676	(415)	5	2,676	(415)	5
Asset-backed securities	—	—	—	53	(21)	3	53	(21)	3
Total temporarily impaired securities	$25,197	$(469)	33	$18,879	$(2,750)	52	$44,076	$(3,219)	85

The unrealized loss in the equity portfolio was $357 thousand on 16 issues at year-end, an improvement over the unrealized loss of $538 thousand at year-end 2010. Contributing to this improvement was an other-than-temporary impairment charge of $185 thousand on equities that was recorded in 2011. The impairment identified on these securities was deemed to be temporary and no adjustments to the financial statements was required.

The unrealized loss in the trust preferred sector was $1.3 million at year-end compared to $1.7 million one-year prior. Due to the affect that the recent recession had on the financial performance of many financial institutions, most trust preferred securities realized a significant decline in value. However, market prices continued to show improvement during 2011. All of the Bank’s trust preferred securities are variable rate notes with long maturities (2027 – 2028) from companies that received money (and in some cases paid back) from the Troubled Asset Relief Program (TARP), continue to pay dividends and have raised capital. The credit ratings on this portfolio range from B to Baa1 and no bonds have missed or suspended any payments. At December 31, 2011, the Bank believes it will be able to collect all interest and principal due on these bonds and no other-than-temporary-impairment charges were recorded. For additional detail on the Bank’s trust preferred securities see Table 8.

The PLMBS sector continues to show an unrealized loss of $500 thousand on 6 securities. The majority of this sector is comprised of “Alt-A” PLMBS. These bonds were all rated AAA at time of purchase but have since experienced rating declines. Some have experienced increased delinquencies and defaults, while others have seen the credit support increase as the bonds paid-down. The Bank monitors the performance of the Alt-A investments on a regular basis and reviews delinquencies, default rates, credit support levels and various cash flow stress test scenarios. In determining the credit related loss, Management considers all principal past due 60 days or more as a loss. If additional principal moves beyond 60 days past due, it will also be considered a loss. As a result of the analysis on PLMBS it was determined that two bonds contained losses that were considered other-than-temporary. Management determined $55 thousand was credit related and therefore, recorded an impairment charge of $55 thousand against earnings in 2011. The market for PLMBS continues to be weak and Management believes that this factor accounts for a portion of the unrealized losses that is not attributable to credit issues. Management continues to monitor these securities and it is possible that additional write-downs may occur if current loss trends continue. For additional detail on the Bank’s PLMBS see Table 8.1 above.

The Bank held $5.0 million of restricted stock at the end of 2011. The restricted stock is comprised primarily of an investment in the Federal Home Loan Bank of Pittsburgh (FHLB). FHLB stock is carried at a cost of $100 per share. In 2008, FHLB announced a capital restoration plan that resulted in it discontinuing paying dividends and repurchasing excess capital stock from its members. Therefore, the Bank’s investment in FHLB is a non-earning asset at this time. It is not known if or when FHLB will be able to restore its dividend or repurchase its stock. However, during 2011, FHLB repurchased $1.1 million in stock as part of special repurchases. As of December 31, 2011, the Bank held $1.4 million in FHLB stock in excess of what it would have been required to hold prior to the suspension of the stock repurchase plan. FHLB stock is evaluated for impairment primarily based on an assessment of the ultimate recoverability of its cost. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support it operations. There is not a public market for FHLB stock and the benefits of FHLB membership (e.g., liquidity and low cost funding) add value to the stock beyond purely financial measures. If FHLB stock were deemed to be impaired, the write-down for the Bank could be significant. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment.

Loans:

For 2011, average gross loans increased slightly to $764.6 million compared to $753.6 million in 2010. Commercial loans were the only loan category to show an increase in average outstandings during the year. Both mortgage and consumer loan portfolios decreased on average, year over year. The low interest rate environment continues to have a negative affect on the yield of the loan portfolio as it decreased for the third consecutive year to 5.09% in 2011. The following table shows loans outstanding, by primary collateral, as of December 31 for the past 5 years.

Table 10. Loan Portfolio

	December 31
	2011		2010		2009		2008		2007
(Dollars in thousands)	Balance	% Change	Balance	% Change	Balance	% Change	Balance	% Change	Balance
Residential real estate 1 – 4 family
Consumer first lien	$86,767	-11.9%	$98,528	-11.4%	$111,252	-12.1%	$126,524	-1.0%	$127,835
Consumer junior lien and lines of credit	40,290	-11.8%	45,669	-12.0%	51,903	-10.7%	58,113	-5.5%	61,523
Total consumer	127,057	-11.9%	144,197	-11.6%	163,155	-11.6%	184,637	-2.5%	189,358
Commercial first lien	55,130	20.9%	45,600	46.7%	31,078	14.6%	27,130	54.3%	17,580
Commercial junior liens and lines of credit	7,846	-28.8%	11,025	15.4%	9,557	132.1%	4,118	52.6%	2,698
Total commercial	62,976	11.2%	56,625	39.4%	40,635	30.0%	31,248	54.1%	20,278
Total residential real estate 1 – 4 family	190,033	-5.4%	200,822	-1.5%	203,790	-5.6%	215,885	3.0%	209,636
Residential real estate construction
Consumer purpose	1,381	-27.2%	1,897	7.5%	1,765	332.6%	408	-9.1%	449
Commercial purpose	19,901	-74.4%	77,660	-6.3%	82,884	14.5%	72,410	-12.7%	82,920
Total residential real estate construction	21,282	-73.2%	79,557	-6.0%	84,649	16.2%	72,818	-12.7%	83,369
Commercial, industrial and agricultural real estate	358,974	18.0%	304,195	7.2%	283,839	23.6%	229,673	58.0%	145,400
Commercial, industrial and agricultural	182,694	24.6%	146,672	1.8%	144,035	8.8%	132,368	23.4%	107,263
Consumer	13,427	-22.8%	17,396	-25.2%	23,250	-8.7%	25,473	-1.8%	25,949
Total loans	766,410	2.4%	748,642	1.2%	739,563	9.4%	676,217	18.3%	571,617
Less: Allowance for loan losses	(9,723)	10.5%	(8,801)	-1.5%	(8,937)	21.5%	(7,357)	-0.1%	(7,361)
Net loans	$756,687	2.3%	$739,841	1.3%	$730,626	9.2%	$668,860	18.5%	$564,256

The Corporation had no foreign loans in any of the years presented.

Residential real estate:  This category is comprised of consumer purpose loans secured by residential real estate and to a lesser extent, commercial purpose loans secured by residential real estate. Total residential real estate loans declined by 5% from the 2010 total. The consumer purpose category represents traditional residential mortgage loans and home equity products. Both of these categories declined in 2011. The majority of the mortgages generated by the Bank are not held in the Bank’s portfolio, but sold in secondary markets. They are originated for a fee as part of a third party brokerage agreement. In 2011, the Bank originated approximately $13 million in mortgages for a fee through this brokerage agreement. The Bank sells most of its mortgage production as part of its interest rate risk management function to avoid holding long-term low rate assets, as borrowers tend to be favoring fixed rate mortgages. In 2012, the Bank plans to hold specifically identified mortgages it originates; however, if the volume of new mortgages booked is not sufficient to offset the amortization in the portfolio, the balance will decline again in 2012. The Bank does not originate or hold any loans that would be considered sub-prime or Alt-A.

Home equity lending has been slowed by the recent recession. Many consumers have seen equity in their homes disappear or have been reluctant to borrow due to uncertainty in the economy. Despite low rates, the Bank expects that home equity lending will not pick up significantly until the overall economy improves.

Commercial purpose loans in this category represent loans made for various business needs, but are secured with residential real estate. In addition to the real estate collateral, it is possible that additional security is provided by personal guarantees or UCC filings. These loans are underwritten as commercial loans.

Residential real estate construction:  The largest component of this category represents loans to residential real estate developers. This category declined significantly in 2011. The majority of this decrease is offset by the increase in the commercial real estate portfolio as loans were reclassified due to construction loans moving to an amortizing status and to more accurately reflect the collateral or purpose of the loan. The Bank’s exposure to residential construction loans is concentrated primarily in south central Pennsylvania. Real estate construction loans, especially land development loans, frequently provide an interest reserve in order to assist the developer during the development stage when minimal cash flow is generated. All real estate construction loans are underwritten in the same manner, regardless of the use of an interest reserve. At December 31, 2011, the Bank had $23.9 million in real estate loans funded with an interest reserve and has capitalized $2.2 million of interest from these reserves on active projects. Real estate construction loans are monitored on a regular basis by either an independent third party inspector or the assigned loan officer depending on loan amount or complexity of the project. This monitoring process includes at a minimum, the submission of invoices and AIA documents of costs incurred by the borrower, on-site inspections, and a signature by the assigned loan officer for disbursement of funds. Year-to-date, the Bank has recognized $426 thousand of interest income that was funded by interest reserve accounts.

Commercial loans and commercial real estate:  Commercial lending continues to be the engine that is driving loan growth in the Bank. Loans in this category include commercial, industrial, farm, agricultural, and municipal government loans. Collateral for these loans may include, commercial real estate, farm real estate, equipment or other business assets. Total commercial loans increased to $541.7 million from $450.9 million at the end of 2010. In 2011, the Bank approved approximately $144 million in commercial loans and commitments with approximately $118 million in new money advances. Low rates continue to make variable rate loans attractive to borrowers. However, these are not as beneficial to the Bank and it has imposed rate floors on most new and refinanced loans during the year. There continues to be strong competition for good quality commercial loans, often focused on rate. The Bank cannot, nor does it always want to compete on rate.

Commercial real estate loans increased 18% year over year, but much of this increase is the result of moving loans out of the commercial construction category as discussed above. The largest sectors (by collateral) in the commercial real estate category are: hotels and motels ($47.3 million), office buildings ($33.2 million) and shopping centers ($23.8 million). Non-real estate related commercial lending (C&I) increased 25% over 2010, growing to $182.7 million. The largest sectors (by industry) are: manufacturing ($22.3 million), retail trades ($18.4 million), and construction ($17.6 million). The Bank is very active in its market in pursuing commercial lending opportunities, but supplements in-market growth with purchased loan participations. The Bank purchases commercial loan participations in an effort to increase its commercial lending and diversify its loan mix, both geographically and by industry sector. Purchased loans are originated primarily within the south central Pennsylvania market and are purchased from only a few select counter parties. These loans usually represent an opportunity to participate in larger credits that are not available in market, with the benefit of lower origination and servicing costs. In 2011, the Bank purchased $34.8 million of loan participations and commitments, with $31.6 million secured by real estate collateral. The amount purchased in 2011 is double the amount of participations purchased in 2010. At December 31, 2011, the Bank held $152.9 million in purchased loan participations in its portfolio compared to $139.5 million at the prior year-end. The Bank expects that commercial lending will continue to be the primary area of loan growth in the future via in-market and loan participation activity. To enhance these growth opportunities, the Bank continues to partner with two Small Business Development Centers at local universities and is a designated Small Business Administration lender.

At December 31, 2011 high loan to value loans totaled $57.2 million, 7.5% of gross loans and 62% of risk-based capital. This compares to $59.1 million with a ratio of 8.0% of gross loans and 71.9% of risk-based capital at December 31, 2010. The largest exposure to high loan to value loans at year-end 2011 is in commercial real estate loans ($20.4 million), commercial and industrial loans ($16.2 million), and real estate construction loans ($9.4 million). Management tracks high loan to value loans as exceptions to its internal lending policy and reports this exposure to the Credit Risk Oversight Committee of the Board of Directors.

Consumer loans:  This category is comprised of direct, indirect (primarily automobile) and unsecured personal lines of credit and continues to show a downward trend in outstanding balances. This category declined by approximately $4 million or 25% from 2010. Most of the decrease occurred in the indirect lending portfolio. The Bank’s indirect lending portfolio is $3.7 million, down from approximately $7 million at year-end 2010. The Bank exited this line of business in the first quarter of 2010 and no new originations have been booked since then. At the current rate of run-off, the indirect portfolio will be completely paid off by the end of 2012. This portfolio also contains $3.3 million of unsecured personal lines of credit and this balance is virtually unchanged from the prior year-end. In the other sectors of the consumer portfolio, 2011 originations of $5.7 million were not sufficient to offset run-off. With exiting the indirect lending business, the unwillingness of consumers to increase their debt, and the highly price competitive nature of consumer lending, the consumer portfolio is expected to continue to run-down throughout 2012.

The following table presents the stated maturities (or earlier call dates) of selected loans as of December 31, 2011. Residential mortgage and consumer loans are excluded from the presentation.

Table 11. Maturities and Interest Rate Terms of Selected Loans

(Dollars in thousands)	Less than 1 year	1 – 5 years	Over 5 years	Total
Loans:
Residential real estate construction	$13,236	$6,967	$1,079	$21,282
Commercial, industrial and agricultural real estate	62,001	55,303	241,670	358,974
Commercial, industrial and agricultural	62,576	38,329	81,789	182,694
	$137,813	$100,599	$324,538	$562,950

Loans with fixed and variable interest rates at December 31, 2011 are shown below:

(Dollars in thousands)	Less than 1 year	1 – 5 years	Over 5 years	Total
Loans with fixed rates	$7,681	$36,268	$64,953	$108,902
Loans with variable rates	130,132	64,331	259,585	454,048
	$137,813	$100,599	$324,538	$562,950

Loan Quality:

Management utilizes a risk rating scale ranging from 1 (prime) to 9 (loss) to evaluate loan quality. Risk ratings are assigned primarily to commercial purpose loans. Loans rated 1 – 4 are considered pass credits. Loans that are rated 5 are pass credits, but have been identified as credits that are likely to warrant additional attention and monitoring. Loans rated 6 (OAEM) or worse begin to receive enhanced monitoring and reporting by the Bank. The Bank monitors loan quality by continually reviewing four measurements: (1) watch list loans (loans risk rated 6 or worse), (2) delinquent loans (primarily nonaccrual loans and loans past due 90 days or more), (3) other real estate owned (OREO), and (4) net-charge-offs. Management compares trends in these measurements with the Bank’s internally established targets, as well as its national peer group.

Loans that are risk rated 6 or worse are placed on the Bank’s watch list. The watch list is the Bank’s broadest review of loan quality. Loans on the watch list are adversely classified because the borrowers are, or may be experiencing a weakening financial condition that may result in a payment default. If these trends continue, the Bank has an increasing likelihood that it will need to liquidate collateral for repayment. The Bank’s watch list includes loans that may or may not be delinquent or on nonaccrual, loans that may or may not be considered impaired, and potential problem loans. At December 31, 2011, there was $93.5 million on the Bank’s watch list comprised entirely of loans rated 6 or 7 (substandard). The Bank has no loans rated 8 (doubtful) or 9 (loss). Potential problem loans are included on the watch list and represent loans where the borrowers may not be able to comply with current loan terms, but excludes loans that are 90 days or more past due, and nonaccrual loans. Potential problem loans were $71.0 million at year-end compared to $42.4 million one-year earlier. The Bank’s Loan Management Committee reviews the watch list and risk ratings on a monthly basis in order to proactively identify and manage problem loans. See Note 6 in the accompanying financial statements for a note that reports on the initial credit rating for those loans in the portfolio that are assigned an individual credit rating (primarily commercial) and those not assigned an individual credit rating (primarily consumer and residential mortgage loans).

Delinquent loans are a result of borrowers’ cash flow and/or alternative sources of cash being insufficient to repay loans. The Bank’s likelihood of collateral liquidation to repay the loans becomes more probable the further behind a borrower falls, particularly when loans reach 90 days or more past due. Management monitors the performance status of loans by the use of an aging report. The aging report can provide an early indicator of loans that may become severely delinquent and possibly result in a loss to the Bank. See Note 6 in the accompanying financial statements for a note that presents the aging of payments in the loan portfolio.

Nonaccruing loans generally represent Management’s determination that the borrower will be unable to repay the loan in accordance with its contractual terms and that collateral liquidation is not likely to fully repay both interest and principal. It is the Bank’s policy to evaluate the probable collectability of principal and interest due under terms of loan contracts for all loans 90-days or more past due or restructured loans. Further, it is the Bank’s policy to discontinue accruing interest on loans that are not adequately secured and in the process of collection. Upon determination of nonaccrual status, the Bank subtracts any current year accrued and unpaid interest from its income, and any prior year accrued and unpaid interest from the allowance for loan losses.

Loan quality, as measured by the balance of nonperforming loans (nonaccrual and loans past due 90-days or more) shows an improvement. Nonperforming loans have declined by approximately $5 million since 2010. The reduction is due primarily to a $3.2 million credit moving off nonaccrual during the year, charge-offs, and moving loans to OREO. Nevertheless, both categories of nonperforming loans have declined from one year earlier. With the reduction in nonperforming loans, there was a corresponding reduction in the 2011 nonperforming ratios shown below compared to 2010. If Management is successful in its workout efforts on several credits, it is possible that they could be removed from nonaccrual status in 2012. However, it is also possible that other loans may become delinquent and nonperforming loans could remain at a high level due to lengthy workout periods on these loans. OREO, depending on the type of property, can also result in an extended holding period prior to disposal.

The following table presents a summary of nonperforming assets:

Table 12. Nonperforming Assets

	December 31
(Dollars in thousands)	2011	2010	2009	2008	2007
Nonaccrual loans
Residential real estate 1 – 4 family
First liens	$1,749	$691	$345	$333	$87
Junior liens and lines of credit	282	122	—	—	—
Total	2,031	813	345	333	87
Residential real estate construction	—	6,500	4,040	1,286	449
Commercial, industrial and agricultural real estate	14,278	13,003	5,654	—	78
Commercial, industrial and agricultural	1,447	1,668	124	1,252	3,635
Consumer	—	—	30	—	—
Total nonaccrual loans	$17,756	$21,984	$10,193	$2,871	$4,249
Loans past due 90 days or more and still accruing
Residential real estate 1 – 4 family
First liens	$2,516	$1,093	$3,060	$411	$395
Junior liens and lines of credit	301	833	494	133	12
Total	2,817	1,926	3,554	544	407
Residential real estate construction	121	911	1,426	—	—
Commercial, industrial and agricultural real estate	1,627	2,343	1,926	429	832
Commercial, industrial and agricultural	100	244	960	33	205
Consumer	107	125	195	123	64
Total loans past due 90 days or more and still accruing	4,772	5,549	8,061	1,129	1,508
Total nonperforming loans	22,528	27,533	18,254	4,000	5,757
Repossessed assets	6	—	18	—	—
Other real estate owned	3,224	618	642	—	207
Total nonperforming assets	$25,758	$28,151	$18,914	$4,000	$5,757
Nonperforming loans to total gross loans	2.94%	3.68%	2.47%	0.59%	1.01%
Nonperforming assets to total assets	2.60%	2.96%	1.93%	0.44%	0.73%
Allowance for loan losses to nonperforming loans	43.16%	31.97%	48.96%	183.93%	127.86%

The majority of the nonaccrual loan balance reported above is comprised of five loans relationships totaling $12.6 million, or 71% of total nonaccrual loans. Management continually monitors the status of nonperforming loans, the value of any collateral and potential of risk of loss. The following table provides additional information on the most significant nonaccrual accounts:

Table 13. Significant Nonaccrual Loans

December 31, 2011
(Dollars in thousands)	Origination Date	Balance	ALL Reserve	Nonaccrual Date	Collateral	Location	Last Appraisal(1)
Credit 1
Residential real estate construction and development, 1 – 4 family	2006	$1,010	$525	May-09	1st lien residential building lots	PA	Nov-10 $733
Credit 2
Agricultural 6 separate notes	2005 – 2010	2,675	468	Dec-10	1st, 2nd and 3rd lien on 600+ acres of farm real estate, and equipment inventory	PA	Sep-11 $4,005
Credit 3
Commercial real estate	2008	5,180	487	Dec-10	1st lien on 92 acres undeveloped commercial real estate	PA	Jan-11 $5,629
Credit 4
Commercial real estate	2011	2,650	—	Sep-11	Liens on commercial real estate – performance theaters and business assets	MO & PA	Jun-11 $6,554
Credit 5
Commercial and residential real estate	2005 & 2007	1,049	51	Aug-11	1st lien on commercial and residential real estate, and 70 acres	PA	Sep-11 $1,280
		$12,564	$1,531

(1)	Appraisal value, as reported, does not reflect the pay-off of any senior liens or any adjustment to reflect the cost to liquidate the collateral.

Credit 1 balance was reduced from $2.5 million at December 31, 2010 as the result of a $400 thousand charge-off and a significant pay-down in 2011. The Bank charged-off an additional $400 thousand on this credit in February 2012.

Credit 2 has paid down slightly since December 31, 2010.

Credit 3 was placed on nonaccrual at December 31, 2010. The balance was reduced due to a charge-off of $1.3 million during 2011.

Credit 4 was added to nonaccrual in 2011. This credit represents the Bank’s portion of a shared national credit and is the restructured portion of the total debt remaining after charging off $1.9 million.

Credit 5 was added in 2011 and represents 2 loans to related borrowers.

In addition to monitoring nonaccrual loans, the Bank also closely monitors impaired loans and troubled debt restructurings (TDR). A loan is considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all interest and principal payments due according to the originally contracted terms of the loan agreement. The Bank reviews all loans rated 7 or lower, all nonaccrual loans, and all TDR loans for impairment. Impaired loans totaled $31.2 million at December 31, 2011, down slightly from $33.2 million at December 31, 2010. The Bank’s largest impaired loans, totaling $12.6 million, are also on nonaccrual status and are reported in the table of significant nonaccrual loans shown above. The Bank has one large impaired credit ($3.2 million) included in the commercial real estate line that is considered impaired because of its status as a troubled debt restructuring. However, due to a significant pay down at restructuring, the amount of real estate collateral, personal guarantees and its performing status, this credit is not on the nonaccrual list. See Note 6 in the accompanying financial statements for a note that reports on impaired loans.

A loan is considered a troubled debt restructuring (TDR) if the creditor (the Bank), for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The Bank reviews all loans rated 5 or lower when it is providing a loan restructure, modification or new credit facility to determine if the action is a TDR. In addition, the Bank reviews all consumer loan modifications and/or policy exceptions for TDR status. If a TDR loan is placed on nonaccrual status, it remains on nonaccrual status for at least six months to ensure performance. All TDR loans are in compliance with their modified terms. Included in the TDR total is one note for $2.6 million that represents a restructured note after charging off $1.9 million of loans to related parties. The Bank participates in this loan as part of a shared national credit and it is on the nonaccrual list. In addition, the impaired/TDR credit of $3.2 million discussed previously is reported in the commercial real estate line. All of the TDR loans are commercial purpose loans except for two consumer loans totaling $93 thousand. See Note 6 in the accompanying financial statements for a note that identifies TDR loans in the portfolio.

The Bank holds $3.2 million of other real estate owned, comprised of seven properties compared to $618 thousand and 6 properties at December 31, 2010. The largest borrower ($2.4 million) was added in 2011 and represents a failed residential real estate development comprised of 4 properties that the Bank received deeds in lieu of foreclosure.

The following table provides additional information on other real estate owned:

Table 14. Other Real Estate Owned

December 31, 2011
(Dollars in thousands)	Date Acquired	Balance	Collateral	Location	Last Appraisal
Property 1	2011	$2,383	unimproved and improved real estate for residential development on four separate tracts totaling 150 acres	PA	Aug-11
Property 2	2011	536	townhouses and residential building lots	PA	Jun-11
Property 3	2011	23	residential real estate	PA	Sep-11
Property 4	2011	9	residential real estate	PA	Oct-11
Property 5	2011	93	residential building lots	MD	Apr-11
Property 6	2011	42	residential real estate – 2 properties	PA	Dec-10
Property 7	2009	138	farmland – 36 acres	PA	Feb-11
		$3,224

At December 31, 2011, the Bank had $1.0 million of residential properties in the process of foreclosure compared to $1.4 million at the end of 2010.

Allowance for Loan Losses:

Management performs a monthly evaluation of the adequacy of the allowance for loan losses (ALL). The ALL is determined by a segmenting the loan portfolio based on the loan’s collateral. The Bank further classifies the portfolio based on the primary purpose of the loan, either consumer or commercial. When calculating the ALL, consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, borrowers’ actual or perceived financial and managerial strengths, the adequacy of the underlying collateral (if collateral dependent) and other relevant factors. The Bank begins enhanced monitoring of all loans rated 6 (OAEM) or worse (commercial loans), and obtains a new appraisal or asset valuation for any loan rated 7 (substandard) or worse, including all nonaccrual loans. Management, at its discretion, may determine that additional adjustments to the appraisal or valuation are required. Valuation adjustments will be made as necessary based on factors, including, but not limited to the economy, deferred maintenance, industry, type of property/equipment, age of the appraisal, etc. and the knowledge Management has about a particular situation. In addition, the cost to sell or liquidate the collateral is also estimated and deducted from the valuation in order to determine the net realizable value to the Bank. When determining the allowance for loan loss, certain factors involved in the evaluation are inherently subjective and require material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans. Management monitors the adequacy of the allowance for loan losses on an ongoing basis and reports its adequacy quarterly to the Credit Risk Oversight Committee of the Board of Directors. Management believes that the allowance for loan losses at December 31, 2011 is adequate.

The analysis for determining the ALL is consistent with guidance set forth in generally accepted accounting principals (GAAP) and the Interagency Policy Statement on the Allowance for Loan and Lease Losses. The analysis has two components, specific and general allocations. The specific component addresses specific reserves established for impaired loans. A loan is considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all interest and principal payments due according to the originally contracted terms of the loan agreement. Expected cash flow or collateral values discounted for market conditions and selling costs are used to establish specific allocations for impaired loans. However, it is possible that as a result of the credit analysis, a specific reserve is not required for an impaired loan. See the previous impaired loan discussion for a table that reports impaired loans and the specific reserve established for impaired loans.

The general allocation component addresses the reserves established for pools of homogenous loans. The general component includes a quantitative and qualitative analysis. When calculating the general allocation, the Bank segregates its loan portfolio into the following sectors based primarily on the type of supporting collateral: residential real estate, commercial, industrial or agricultural real estate; commercial and industrial (C&I non-real estate), and consumer. The residential real estate sector is further segregated by first lien loans, junior liens and home equity products, and residential real estate construction. The quantitative analysis uses the Bank’s eight quarter rolling historical loan loss experience adjusted for factors derived from current economic and market conditions that have been determined to have an affect on the probability and magnitude of a loss. The qualitative analysis utilizes a risk matrix that incorporates qualitative and environmental factors such as: loan volume, management, nonperforming loans, loan review process, credit concentrations, competition, and legal and regulatory issues. Input for these factors is determined on the basis of Management’s observation, judgment and experience. As a result of this input, additional loss percentages are assigned to each pool of loans.

Real estate appraisals and collateral valuations are an important part of the Bank’s process for determining potential loss on collateral dependent loans and thereby have a direct affect on the determination of loan charge-offs and the calculation of the allowance for loan losses. As long as the loan remains a performing loan, no further updates to appraisals are required. If a loan is risk rated 6 or worse, Management determines the need to obtain a new or updated appraisal based on several factors, including general economic conditions and factors specific to the loan. If a loan or relationship migrates to risk rating of 7 or worse, an evaluation for impairment is made based on the current information available at the time of downgrade and a new appraisal or collateral valuation is obtained. We believe this practice complies with the regulatory guidance dated December 12, 2010.

In determining the allowance for loan losses, Management, at its discretion, may determine that additional adjustments to the fair value obtained from an appraisal or collateral valuation are required. Adjustments will be made as necessary based on factors, including, but not limited to the economy, deferred maintenance, industry, type of property or equipment etc., and the knowledge Management has about a particular situation. In addition, the cost to sell or liquidate the collateral is also estimated and deducted from the valuation in order to determine the net realizable value to the Bank. If an appraisal is not available, Management may make its best estimate of the real value of the collateral or use last known market value and apply appropriate discounts. If an adjustment is made to the collateral valuation, this will be documented in the credit file with appropriate support and reported to the Loan Management Committee.

The following table shows the loans that were evaluated for the allowance for loan losses under a specific reserve (individually) and those that were evaluated under a general reserve (collectively), and the amount of the allowance established in each category as of December 31, 2011:

Table 15. Allowance by Loan Segment

	Residential Real Estate 1 – 4 Family			Commercial Industrial & Agricultural Real Estate	Commercial Industrial & Agricultural
(Dollars in thousands)	First Liens	Junior Liens & Lines of Credit	Construction			Consumer	Total
Allowance at December 31, 2010	$600	$352	$2,596	$3,358	$1,578	$317	$8,801
Charge-offs	(324)	(202)	(2,352)	(3,817)	(115)	(237)	(7,047)
Recoveries	30	10	—	306	11	88	445
Provision	743	148	978	5,410	177	68	7,524
Allowance at December 31, 2011	$1,049	$308	$1,222	$5,257	$1,651	$236	$9,723
Loans evaluated for allowance:
Individually	$3,899	$162	$43	$21,622	$2,308	$—	$28,034
Collectively	137,998	47,974	21,239	337,352	180,386	13,427	738,376
Total	$141,897	$48,136	$21,282	$358,974	$182,694	$13,427	$766,410
Allowance established for loans evaluated:
Individually	$495	$3	$—	$1,591	$870	$—	$2,959
Collectively	554	305	1,222	3,666	781	236	6,764
Allowance at December 31, 2011	$1,049	$308	$1,222	$5,257	$1,651	$236	$9,723

The following table shows the allocation of the allowance for loan losses by loan category as of December 31 for each of the past five years:

Table 16. Allocation of the Allowance for Loan Losses

(Dollars in thousands)	2011		2010		2009(1)		2008		2007
Residential real estate 1 – 4 family
First liens	$1,049	11%	$600	7%	$550	6%	$1,324	18%	$1,344	18%
Junior liens and lines of credit	308	3%	352	4%	278	3%	—	—	—	—
Total	1,357	14%	952	11%	828	9%	1,324	18%	1,344	18%
Residential real estate construction	1,222	13%	2,596	29%	3,087	35%	—	—	—	—
Commercial, industrial and agricultural real estate	5,257	54%	3,358	38%	4,175	47%	—	—	—	—
Commercial, industrial and agricultural	1,651	17%	1,578	18%	752	8%	5,739	78%	5,572	76%
Consumer	236	2%	317	4%	95	1%	294	4%	445	6%
	$9,723	100%	$8,801	100%	$8,937	100%	$7,357	100%	$7,361	100%

The percentage of the loans in each category to total gross loans at year end is as follows:

	2011	2010	2009	2008	2007
Residential real estate 1 – 4 family
First liens	19%	19%	19%	23%	25%
Junior liens and lines of credit	6%	8%	9%	9%	11%
Total	25%	27%	28%	32%	36%
Residential real estate construction	3%	11%	11%	11%	15%
Commercial, industrial and agricultural real estate	47%	40%	38%	34%	25%
Commercial, industrial and agricultural	24%	20%	20%	20%	19%
Consumer	1%	2%	3%	3%	5%
	100%	100%	100%	100%	100%

The allocation of the allowance for loan losses is based on estimates and is not intended to imply limitations on the usage of the allowance. The entire allowance is available to absorb any losses without regard to the category in which the loan is classified.

(1)	In 2009, the Bank began allocating the allowance for loan losses according to the primary collateral of the loan, or if there was no collateral, by the primary purpose of the loan. In prior years the allocation was made by the primary purpose of the loan. This has resulted in a higher allocation for periods after 2009 for residential real estate development and commercial real estate, that in prior periods was allocated to commercial, industrial and agricultural loans. Data for periods prior to 2009 using the current methodology is not available and therefore, comparisons by line item to periods prior to 2009 may not be accurate.

In 2011, $7.5 million was added to the allowance for loan losses (ALL) thorough the provision for loan loss expense compared to $3.2 million in the prior year. The increase in provision expense was due to a higher level of loan charge-offs and Management’s intention to ensure adequate ALL coverage for future losses due to weakening credit quality. As a result of these actions, net of any charge-offs discussed below, the ALL increased by $922 thousand during 2011. The net loan charge-off ratio increased to .86% for the year compared to .45% for the prior year and the ALL coverage ratio increased to 1.27% compared to 1.18% at the prior year-end.

Charged-off loans usually result from:  (1) a borrower being legally relieved of loan repayment responsibility through bankruptcy, (2) insufficient proceeds from the sale of collateral to repay a loan; or (3) the borrower and/or guarantor does not own other marketable assets that, if sold, would generate sufficient sale proceeds to repay a loan.

The Bank recorded net loan charges-off of $6.6 million in 2011, nearly double the 2010 number of $3.4 million. The largest increase in gross charge-offs was in the residential real estate construction category, and the commercial, industrial and agricultural real estate category. Combined, these two categories accounted for $6.2 million of the total gross charge-offs and the year over year increase in these categories of $3.4 million represented more than the entire increase in gross charge-offs in 2010. Driving the increase these categories were charge-offs of $4.9 million related to 4 relationships. Three of these credits are on nonaccrual status and accounted for $3.8 million of the $4.9 million increase, including the $1.9 million charge-off on the shared national credit previously discussed. In addition, the Bank recorded a charge-off of $1.3 million on four related credits that were moved to OREO. If nonperforming loans remain at the current level, it is possible that net charge-offs will remain higher than average; however, the Bank expects 2012 net charge-offs to be below the 2011 level. The Bank expects to see a continued reduction in consumer loan charge-offs due to ending its indirect lending activity. The majority of consumer loan charge-offs in past years were attributable to indirect loans.

Table 17. Historical Allowance for Loan Losses

	December 31
(Dollars in thousands)	2011	2010	2009	2008	2007
Balance at beginning of year	$8,801	$8,937	$7,357	$7,361	$6,850
Charge-offs:
Residential real estate 1 – 4 family
First liens	(324)	(107)	—	(224)	(9)
Junior liens and lines of credit	(202)	(165)	(94)	—	(5)
Total	(526)	(272)	(94)	(224)	(14)
Residential real estate construction	(2,352)	(982)	(724)	(350)	—
Commercial, industrial and agricultural real estate	(3,817)	(1,736)	(63)	(28)	—
Commercial, industrial and agricultural	(115)	(232)	(567)	(335)	(362)
Consumer	(237)	(452)	(681)	(496)	(442)
Total charge-offs	(7,047)	(3,674)	(2,129)	(1,433)	(818)
Recoveries:
Residential real estate 1 – 4 family
First liens	30	19	25	23	50
Junior liens and lines of credit	10	10	—	—	3
Total	40	29	25	23	53
Residential real estate construction	—	53	—	—	—
Commercial, industrial and agricultural real estate	306	18	—	28	9
Commercial, industrial and agricultural	11	61	61	19	98
Consumer	88	142	185	166	179
Total recoveries	445	303	271	236	339
Net charge-offs	(6,602)	(3,371)	(1,858)	(1,197)	(479)
Provision for loan losses	7,524	3,235	3,438	1,193	990
Balance at end of year	$9,723	$8,801	$8,937	$7,357	$7,361
Ratios:
Net loans charged-off as a percentage of average gross loans	0.86%	0.45%	0.26%	0.19%	0.09%
Net loans charged-off as a percentage of the provision for loan losses	87.75%	104.20%	54.04%	100.34%	48.38%
Allowance as a percentage of loans	1.27%	1.18%	1.21%	1.09%	1.29%

Deposits:

The Bank depends on deposits generated by its community banking offices as its primary source of funds. The Bank offers numerous deposit products including demand deposits, savings, money management accounts, and time deposits (certificates of deposits/CDs). Total deposits at December 31, 2011 were $788.0 million, up 7% from $734.3 million on December 31, 2010. The increase occurred in the Bank’s core deposit accounts while brokered deposits remained flat year over year. The largest dollar increase over 2010 occurred in the money market accounts, but demand deposits recorded the largest percentage increase. For 2011, total deposits averaged $778.1 at a cost of .85% compared to $727.0 million at a cost of 1.16% in 2010. The following table presents a comparison of deposits for the past five years.

Table 18. Deposits

	December 31
	2011		2010		2009		2008		2007
(Dollars in thousands)	Balance	% Change	Balance	% Change	Balance	% Change	Balance	% Change	Balance
Demand, noninterest-bearing checking	$104,245	15.4	$90,317	16.3	$77,675	(10.7)	$86,954	2.4	$84,920
Interest-bearing checking	117,479	13.0	103,918	6.4	97,636	13.2	86,241	10.0	78,400
Money market	326,219	12.6	289,763	19.0	243,600	19.9	203,171	(13.4)	234,503
Savings	51,728	7.5	48,138	2.5	46,986	2.1	46,006	(4.8)	48,340
Retail time deposits	147,479	(8.6)	161,399	(22.2)	207,338	10.0	188,465	17.7	160,114
Brokered time deposits	40,836	0.1	40,796	(37.4)	65,130	294.6	16,504	0.0	—
Total deposits	$787,986	7.3	$734,331	(0.5)	$738,365	17.7	$627,341	3.5	$606,277

Demand deposits:  Noninterest-bearing demand deposit accounts represent a very valuable funding source to the Bank. Noninterest–bearing accounts showed the largest percentage growth (15%) of any deposit category. Every account category showed an increase during the year with the largest increase coming from small business and retail accounts.

Interest-bearing checking:  This category saw an increase in both the ending and average balance for the year compared to 2010. The cost of these funds declined to .09% in 2011 compared to .15% in 2010. The largest increase in this category came in retail checking accounts. In July 2011, new legislation went into affect allowing interest to be paid on corporate checking accounts. The Bank developed a product for this, but has had no interest from corporate accounts. Many of the Bank’s corporate accounts are in the Bank’s Repo product and earn interest through this non-deposit product.

Money market accounts:  The Money Management category continued to grow in 2011 with the average balance and the ending balance both increasing 13% over 2010. The cost of this product declined by .30% during the year to 1.02% for 2011. Despite several rate reductions during the year, the yield remained competitive and consumers like the liquidity offered by the product. The Bank has seen some money move from CDs into this product during the year, but the largest growth came in the Bank’s product that offers FDIC insurance on the entire balance. This product pays a lower rate than the standard product, but the full FDIC coverage offers added value. This product has been well received by corporate customers and high balance retail customers. The Bank is actively promoting this product to select markets.

Savings:  Savings accounts increased $3.6 million during the year and represents the fourth consecutive year of growth. Likewise, the 2011 average balance increased by a similar amount. The majority of the increase occurred in retail accounts.

Time deposits:  Retail time deposits have declined for the third consecutive year. Consumers do not seem to be inclined to invest in longer maturity deposits as they want more liquid accounts and are afraid of missing out on the opportunity to take advantage of rising rate, whenever that may occur. As a result of this sentiment, the Bank has seen some maturing CDs migrate to the Money Management product. In 2012, 62% of the Bank’s retail CDs mature.

The Bank continues to use wholesale CDs as a funding source when good opportunities are available. Once again, wholesale-brokered CD rates were below local market and FHLB rates for much of 2011. However, the Bank did not need additional funding in 2011 and the brokered CD balance was flat year over year. The 2009 year-end balance was inflated as the Bank took some short-term funding near year-end that matured in January 2010. Included in the brokered CD total is $8.2 million in CDs placed into the CDARS program. CDARS allows a depositor to place a CD with the Bank that exceeds the allowable FDIC insurance limit. CDARS then allocates the deposit between different banks in order to maintain FDIC coverage on the entire balance. The Bank in turn receives a reciprocal CD deposit. This program allows the Bank to offer full FDIC coverage to large depositors, but with the convenience to the customer of only having to deal with one bank. The Bank solicits these deposits from within its market and it believes they present no greater risk than any other local deposit. However, regulatory guidance requires that these deposits be classified as brokered deposits. In February 2012, the Bank issued $23 million in brokered CDs as part of a plan to restructure FHLB debt that matures in 2012. These CDs will replace the FHLB debt at a substantially lower cost.

The Bank continues to review different methods of funding growth that include traditional deposits and other wholesale sources. Competition from other local financial institutions, internet banks and brokerages will continue to be a challenge for the Corporation in its efforts to attract new and retain existing deposit accounts. This competition is not expected to lessen in the future.

The following table shows the maturity of outstanding time deposits of $100,000 or more at December 31, 2011:

Table 19. Time Deposits of $100,000 or More

(Dollars in thousands)	Retail Time Deposits	Brokered Time Deposits	Total Time Deposits
Maturity distribution:
Within three months	$8,395	$1,224	$9,619
Over three through six months	6,634	4,278	10,912
Over six through twelve months	7,761	1,653	9,414
Over twelve months	14,678	669	15,347
Total	$37,468	$7,824	$45,292

Borrowings:

Short-term Borrowings:  In addition to deposits, the Bank uses securities sold under repurchase agreements (Repo), which are accounted for as collateralized financings, and borrowings from FHLB as additional funding sources. The Bank enters into Repo agreements as part of a cash management product offered to commercial and municipal customers. These are overnight borrowings by the Bank that are collateralized with U.S. Government and U.S. Agency securities. This product had an average balance of $60.1 million in 2011, virtually unchanged from the 2010 average of $60.3 million. The average rate on this product remained constant in 2011 at .25%.

Short-term borrowings from the FHLB are in the form of a revolving term commitment. The short-term FHLB borrowings are used as overnight borrowings to fund the short-term liquidity needs of the Bank. These borrowings reprice on a daily basis and the interest rate fluctuates with short-term market interest rates.

The following table provides additional information about short-term borrowings.

Table 20. Short-Term Borrowings and Securities Sold Under Agreements to Repurchase

	2011		2010		2009
(Dollars in thousands)	Short-Term Borrowings	Repurchase Agreements	Short-Term Borrowings	Repurchase Agreements	Short-Term Borrowings	Repurchase Agreements
Ending balance	$—	$53,103	$—	$51,164	$—	$55,855
Average balance	192	60,136	185	60,262	2,142	67,032
Maximum month-end balance	1,800	71,485	1,900	68,622	9,900	74,331
Weighted-average interest rate	0.74%	0.25%	0.66%	0.25%	0.66%	0.25%

Long-term Debt:  Long-term debt is comprised entirely of FHLB term loans either payable at maturity or amortizing advances. All of the loans have fixed interest rates. These loans are used on an as needed basis to lock in term funding and are sometimes used to fund specific asset transactions. The Bank did not take any new FHLB advances in 2011, but paid off $15.6 million of advances early. In 2012, 51% of the Bank’s FHLB advances will mature and by the end of 2013, 70% of FHLB advances will have matured. See Note 11 of the accompanying consolidated financial statements for more information.

Shareholders’ Equity:

Shareholders’ equity totaled $87.2 million at December 31, 2011 versus $82.6 million one year earlier, an increase of $4.6 million. The Corporation added $2.3 million to retained earnings after declaring $4.3 million in dividends. Regular cash dividends per share declared by the Board of Directors in 2011 and 2010 totaled $1.08 in both years. The dividend payout ratio was 65.1% in 2011. The Corporation decided to keep the per share dividend constant through 2011 as a sign of confidence to its shareholders. The Corporation made no repurchases of its stock in 2011 or 2010.

The Board of Directors regularly authorizes the repurchase of the Corporation’s $1.00 par value common stock. The repurchased shares will be held as treasury shares available for issuance in connection with future stock dividends and stock splits, employee benefit plans, executive compensation plans, the Dividend Reinvestment Plan and other appropriate corporate purposes. The term of the repurchase plans is normally 1 year. The following table provides information regarding approved stock repurchase plans. For additional information on Shareholders’ Equity refer to Note 18 of the accompanying consolidated financial statements. The stock repurchase plans that were in place in 2011, and the related activity, is shown below:

(Amounts in thousands, except share information)			Shares Repurchased Under Approved Plan
Plan Approved	Expiration Date	Shares Authorized	2011	2010	Total	Cost
July 8, 2010	July 8, 2011	100,000	—	—	—	—
Number of Treasury shares held at year-end			396,174	397,950

Effective September 30, 2010, the Corporation amended its dividend reinvestment plan for shareholders electing to purchase additional shares of the Corporation’s common stock by reinvesting cash dividends paid on their shares or through optional cash payments. Under the amended plan, the Corporation has modified the minimum and maximum amounts that may be invested pursuant to the voluntary cash payment option under the plan, provided for the investment of voluntary cash payments as frequently as weekly, permitted participants to make voluntary cash payments via direct draft (ACH transfer); and modified the formula for determining the purchase price with respect to shares purchased under the plan directly from the Corporation. The Corporation also authorized one million (1,000,000) shares of its currently authorized common stock to be issued under the amended plan.

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

Current regulatory capital guidelines call for a minimum leverage ratio of 4.0% and minimum Tier 1 and total capital ratios of 4.0% and 8.0%, respectively. Well-capitalized banks are determined to have leverage capital ratios greater than or equal to 5.0% and Tier 1 and total capital ratios greater than or equal to 6.0% and 10.0%, respectively. Table 21 presents the capital ratios for the consolidated Corporation at December 31, 2011, 2010 and 2009. At year-end 2011, the Corporation and its banking subsidiary exceeded all regulatory capital requirements. The Corporation is not aware of any future events or transactions, outside its control, that are expected to significantly effect its capital position. The Bank did not participate in the Troubled Asset Relief Program (TARP) established by the Emergency Economic Stabilization Act of 2008 (EESA) that was designed to provide capital injections to banks through the purchase of preferred stock, and it did not participate in the Small Business Lending Fund created in 2011.

For additional information on capital adequacy refer to Note 2 of the accompanying consolidated financial statements.

Table 21. Capital Ratios

	December 31
	2011	2010	2009
Total risk-based capital ratio	12.14%	11.73%	10.89%
Tier 1 risk-based capital ratio	10.89%	10.54%	9.69%
Tier 1 leverage ratio	8.40%	8.16%	7.50%

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

Unemployment in the Bank’s market area has remained virtually unchanged over the past year and ranges from a low of 6.2% in Cumberland County to high of 8.9% in Fulton County. These rates are in line with both state and national averages. The following table provides selected economic data for the Bank’s primary market:

Economic Data

	December 31
	2011	2010
Unemployment Rate (seasonally adjusted)
Market area range(1)	6.7% – 10%	7.3% – 12.5%
Pennsylvania	7.9%	8.9%
United States	9.0%	9.6%
Housing Price Index – year over year change
PA, nonmetropolitan statistical area	-3.3%	-1.5%
United States	-4.5%	-1.2%
Franklin County Building Permits – year over year change
Residential, estimated	-34.3%	26.8%
Multifamily, estimated	-73.4%	-10.9%

(1)	Franklin, Cumberland, Fulton and Huntingdon Counties

Unlike many companies, the assets and liabilities of the Corporation are financial in nature. As such, interest rates and changes in interest rates may have a more significant effect on the Corporation’s financial results than on other types of industries. Because of this, the Corporation watches the actions of the Federal Reserve Open Market Committee (FOMC) as it makes decisions about interest rate changes. The FOMC held short-term rates at historic lows for all of 2011 and recent comments from the FOMC suggest rates will remain low through 2014.

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

Historically, the Corporation has satisfied its liquidity needs from earnings, repayment of loans and amortizing investment securities, maturing investment securities, loan` sales, deposit growth and its ability to access existing lines of credit. All investment securities are classified as available for sale; therefore, securities that are not pledged as collateral for borrowings are an additional source of readily available liquidity, either by selling the security or, more preferably, to provide collateral for additional borrowing. At December 31, 2011, the Bank had approximately $112 million in its investment portfolio pledged as collateral for deposits and Repos. Another source of available liquidity for the Bank is a line of credit with the FHLB. At December 31, 2011, the Bank had approximately $31 million available on this line of credit and $26 million of unsecured lines of credit at correspondent banks.

In December 2011, FHLB notified the Bank it was being placed on full collateral delivery status. This status means that the Bank’s ability to borrow from FHLB is reduced to the value of the collateral physically delivered to FHLB. Prior to this change, the Bank’s borrowing capacity was determined by the value of all real estate loan collateral pledged to FHLB. This status is determined by an internal scorecard developed by the FHLB in its sole discretion. The Bank quickly responded to this request and delivered collateral sufficient to provide approximately $31 million of borrowing capacity above what was required by FHLB. However, this amount is well below the available capacity in prior years.

In addition to delivering the required collateral, the Bank has implemented a plan to address the reduce availability at FHLB. This plan includes, enhancing liquidity by prefunding FHLB maturities with longer term callable CDs, restructuring secured liabilities to free-up securities used as collateral, and delivering more collateral to FHLB and the Federal Reserve to increase borrowing capacity. In addition, 51% of the Bank’s FHLB advances mature in 2012 and by the end of 2013, 70% will have matured. With no additional borrowings from FHLB anticipated, every dollar paid- off increases the available funding capacity.

The FHLB scorecard is calculated using a four quarter weighted average and was negatively affected by the level of nonperforming loans and charge-offs in the third quarter. As lower performing quarters roll-off, the Bank’s score will improve. However, the Bank expects that it will remain on collateral delivery status throughout 2012. The Bank believes that its plan is sufficient to overcome the temporary reduction in FHLB funding capacity.

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

The Bank has established credit at the Federal Reserve Discount Window and as of year-end had the ability to borrow approximately $23 million.

Off Balance Sheet Commitments

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet loans and lines of credit. Because these unfunded instruments have fixed maturity dates and many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation. Unused commitments and standby letters of credit totaled $221.6 million and $28.2 million, respectively, at December 31, 2011, compared to $198.9 million and $20.5 million, respectively, at December 31, 2010. See Note 19 of the accompanying consolidated financial statements for more information on commitments and contingencies.

Management believes that any amounts actually drawn upon can be funded in the normal course of operations. The Corporation has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity.

The following table represents the Corporation’s aggregate on and off balance sheet contractual obligations to make future payments as of December 31, 2011:

Table 22. Contractual Obligations

(Amounts in thousands)	1 year and under	Years 2 – 3	Years 4 – 5	Over 5 years	Total
Time deposits	$99,775	$58,595	$24,136	$5,809	$188,315
Long-term debt	24,500	11,394	10,427	2,015	48,336
Operating leases	445	730	698	2,962	4,835
Deferred compensation	64	124	120	256	564
Estimated future pension payments	756	1,645	1,759	4,725	8,885
Total	$125,540	$72,488	$37,140	$15,767	$250,935

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

The Corporation uses several tools to measure and evaluate interest rate risk. One tool is interest rate sensitivity or gap analysis. Gap analysis classifies assets and liabilities by repricing and maturity characteristics and provides management with an indication of how different interest rate scenarios will impact net interest income. Table 23 presents a gap analysis of the Corporation’s balance sheet at December 31, 2011. A positive gap in the under one-year time interval suggests that, all else being equal, the Corporation’s near-term earnings would rise in a higher interest rate environment and decline in a lower rate environment. A negative gap suggests the opposite result. At December 31, 2011, the Corporation’s cumulative gap position at one year was negative. However, the incremental benefit of future rate decreases has been reduced as the rates paid on the Bank’s liabilities have been reduced greatly, leaving little room for future rate decreases. In addition certain liabilities may or may not be repriced with the same magnitude or at the same time as market rates. These circumstances are not captured by a gap analysis.

Another tool for analyzing interest rate risk is financial simulation modeling which captures the affect of not only changing interest rates but also other sources of cash flow variability including loan and securities prepayments and customer preferences. Financial simulation modeling forecasts both net interest income and the economic value of equity under a variety of different interest rate environments that cannot be captured with a gap analysis. The Corporation regularly measures the effects of yield curve rate changes, including rate ramps, shocks and yield curve twists. The magnitude of each change scenario may vary depending on the current interest rate environment. As part of this simulation, the effect of the rate change is held constant for year two of the simulation. In addition, different rate change scenarios and yield curve structures are utilized depending on the current level of interest rates.

As indicated in Table 24, the financial simulation analysis indicated that as of December 31, 2011, prospective net interest income over both a one and two-year time period increases with higher market interest rates. This suggests the balance sheet is asset sensitive. As market rates ramp up 2% over the first year, more assets reprice immediately and funding costs lag behind therefore, net interest income improves. In year two of rising rates, liability costs begin to catch up the to the repriced assets and the increase in net interest income slows. In a falling rate environment, net interest income falls in year two. Due to the current level of interest rates, most liability costs will not be able to move by a full market rate decrease. However, asset yields have more room for downward movement. Therefore, if rates fall and remain low for a prolonged period, the more net interest income is negatively affected. This is clearly seen in year two when the reduction in net interest income occurs. The Corporation has established limits to the change in net interest income of 10% from the base scenario in year one.

Economic value of equity (EVE) is defined as the estimated discounted present value of assets minus the discounted present value of liabilities and is a surrogate for long-term earnings. EVE measures the degree to which the economic value of a bank changes under different rate scenarios. EVE focuses on a longer-term time horizon and captures all balance sheet cash flows and is more effective in considering embedded options. The discount rates used in the EVE calculation are based on market rates for like assets and liabilities and the balance sheet position is held constant in order to isolate the risk of interest rate changes. The Corporation established limits to the change in EVE sensitivity of 10% per 1% rate change. At December 31, 2011, the Corporation was within this limit for all scenarios.

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

Table 23. Interest Rate Sensitivity Analysis

(Dollars in Thousands)	1 – 90 Days	91 – 181 Days	182 – 365 Days	1 – 5 Years	Beyond 5 Years	Total
Interest-earning assets:
Interest -bearing deposits in other banks	$17,212	$—	$—	$—	$—	$17,212
Investment securities and restricted stock	35,347	8,241	12,040	47,299	27,396	130,323
Loans	341,670	21,161	110,805	179,561	113,213	766,410
Interest rate swaps (receive side)	20,000	—	—	—	—	20,000
Total interest-earning assets	414,229	29,402	122,845	226,860	140,609	933,945
Interest-bearing liabilities:
Interest-bearing checking	117,479					117,479
Money market deposit accounts	326,219					326,219
Savings	51,728					51,728
Time	33,546	30,415	35,814	82,764	5,776	188,315
Securities sold under agreements to repurchase	53,103	—	—	—	—	53,103
Short-term borrowings	—	—	—	—	—	—
Long-term debt	1,358	46	23,096	21,821	2,015	48,336
Interest rate swaps (pay side)	—	—	—	20,000	—	20,000
Total interest-bearing liabilities	$583,433	$30,461	$58,910	$124,585	$7,791	$805,180
Interest rate gap	$(169,204)	$(1,059)	$63,935	$102,275	$132,818	$128,765
Cumulative interest rate gap	$(169,204)	$(170,263)	$(106,328)	$(4,053)	$128,765

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

Note 4:  Long-term debt reflects Federal Home Loan Bank notes with fixed maturity and amortizing repayment schedules.

Table 24. Sensitivity to Changes in Market Interest Rates

(Dollars in Thousands)	-100 bps	Unchanged	+200 bps
Change in net interest income, year one:	$34,421	$34,747	$35,526
Percentage change	-0.9%		2.2%
Change in net interest income, year two:	$35,662	$36,620	$37,942
Percent change	-2.6%		3.6%

	-100 bps	Unchanged	+100 bps	+200 bps
Economic value of portfolio equity (EVE):	$82,828	$91,959	$94,442	$93,156
Percentage change	-9.9%		2.7%	1.3%

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Franklin Financial Services Corporation
Chambersburg, Pennsylvania

We have audited the accompanying consolidated balance sheets of Franklin Financial Services Corporation and its subsidiaries (the “Corporation”) as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Franklin Financial Services Corporation and its subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2012 expressed an unqualified opinion.

/s/ ParenteBeard LLC
Harrisburg, Pennsylvania
March 9, 2012

Consolidated Balance Sheets

	December 31
(Amounts in thousands, except share and per share data)	2011	2010
Assets
Cash and due from banks	$16,932	$11,528
Interest-bearing deposits in other banks	17,212	10,578
Total cash and cash equivalents	34,144	22,106
Investment securities available for sale, at fair value	125,301	117,616
Restricted stock	5,022	6,159
Loans	766,410	748,642
Allowance for loan losses	(9,723)	(8,801)
Net Loans	756,687	739,841
Premises and equipment, net	16,041	16,592
Bank owned life insurance	20,273	19,591
Goodwill	9,016	9,016
Other intangible assets	1,558	2,004
Other assets	22,206	18,964
Total assets	$990,248	$951,889
Liabilities
Deposits
Demand (noninterest-bearing)	$104,245	$90,317
Money market, savings and interest checking	495,426	441,819
Time	188,315	202,195
Total Deposits	787,986	734,331
Securities sold under agreements to repurchase	53,103	51,164
Long-term debt	48,336	70,885
Other liabilities	13,641	12,870
Total liabilities	903,066	869,250
Shareholders’ equity
Common stock, $1 par value per share,15,000,000 shares authorized with 4,419,258 shares issued and 4,023,084 shares outstanding at December 31, 2011 and 4,317,058 shares issued and 3,919,108 shares outstanding at December 31, 2010	4,419	4,317
Capital stock without par value, 5,000,000 shares authorized with no shares issued and outstanding	—	—
Additional paid-in capital	34,698	33,096
Retained earnings	60,280	57,984
Accumulated other comprehensive loss	(5,131)	(5,642)
Treasury stock, 396,174 and 397,950 shares at cost at December 31, 2011 and 2010, respectively	(7,084)	(7,116)
Total shareholders’ equity	87,182	82,639
Total liabilities and shareholders’ equity	$990,248	$951,889

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Income

	Years ended December 31
(Amounts in thousands, except per share data)	2011	2010	2009
Interest income
Loans, including fees	$37,937	$38,537	$37,829
Interest and dividends on investments:
Taxable interest	2,318	3,037	3,969
Tax exempt interest	1,395	1,625	1,779
Dividend income	82	52	150
Federal funds sold	—	—	12
Deposits and obligations of other banks	59	33	18
Total interest income	41,791	43,284	43,757
Interest expense
Deposits	6,649	8,445	10,320
Securities sold under agreements to repurchase	150	151	168
Short-term borrowings	1	1	14
Long-term debt	2,354	3,846	4,172
Total interest expense	9,154	12,443	14,674
Net interest income	32,637	30,841	29,083
Provision for loan losses	7,524	3,235	3,438
Net interest income after provision for loan losses	25,113	27,606	25,645
Noninterest income
Investment and trust services fees	3,953	3,844	3,519
Loan service charges	1,198	1,132	1,151
Mortgage banking activities	(72)	146	145
Deposit service charges and fees	2,142	2,390	2,575
Other service charges and fees	614	508	537
Debit card income	1,024	882	755
Increase in cash surrender value of life insurance	682	672	643
Other	742	178	499
OTTI losses on securities	(594)	(1,373)	(422)
Less: Loss recognized in other comprehensive loss (before taxes)	(354)	(314)	—
Net OTTI losses recognized in earnings	(240)	(1,059)	(422)
Securities gains (losses), net	157	673	(522)
Total noninterest income	10,200	9,366	8,880
Noninterest expense
Salaries and employee benefits	15,195	13,592	12,713
Net occupancy expense	2,006	1,962	1,898
Furniture and equipment expense	837	781	850
Advertising	1,335	1,342	1,226
Legal and professional fees	1,069	1,505	1,697
Data processing	1,462	1,617	1,538
Pennsylvania bank shares tax	681	610	573
Intangible amortization	446	457	468
FDIC insurance	1,084	1,178	1,397
Other	4,218	3,379	3,569
Total noninterest expense	28,333	26,423	25,929
Income before federal income taxes	6,980	10,549	8,596
Federal income tax expense	411	2,937	2,011
Net income	$6,569	$7,612	$6,585
Per share
Basic earnings per share	$1.66	$1.96	$1.71
Diluted earnings per share	$1.66	$1.96	$1.71
Cash dividends declared	$1.08	$1.08	$1.08

The accompanying notes are an integral part of these financial statements.

The components of comprehensive income and related tax effects are as follows:

	For years ended December 31
(Amounts in thousands)	2011	2010	2009
Net Income	$6,569	$7,612	$6,585
Securities:
Unrealized gains arising during the period	2,370	417	1,698
Reclassification adjustment for net losses included in net income	83	386	944
Net unrealized gains	2,453	803	2,642
Tax effect	(834)	(273)	(898)
Net of tax amount	1,619	530	1,744
Derivatives:
Unrealized (losses) gains arising during the period	(713)	(1,206)	497
Reclassification adjustment for losses included in net income	727	718	716
Net unrealized gains (losses)	14	(488)	1,213
Tax effect	(6)	166	(412)
Net of tax amount	8	(322)	801
Pension:
Change in plan assets and benefit obligations	(1,691)	(1,078)	113
Reclassification adjustment for losses included in net income	—	—	—
Net unrealized (losses) gains	(1,691)	(1,078)	113
Tax effect	575	366	(39)
Net of tax amount	(1,116)	(712)	74
Total other comprehensive income (loss)	511	(504)	2,619
Total Comprehensive Income	$7,080	$7,108	$9,204

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Changes in Shareholders’ Equity
For years ended December 31, 2011, 2010, and 2009:

(Dollars in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2008	$4,299	$32,883	$52,126	$(7,757)	$(8,492)	$73,059
Comprehensive income:
Net income	—	—	6,585	—	—	6,585
Unrealized gain on securities, net of reclassification adjustments and taxes	—	—	—	1,744	—	1,744
Unrealized gain on hedging activities, net of reclassification adjustments and taxes	—	—	—	801	—	801
Pension adjustment, net of tax	—	—	—	74	—	74
Total Comprehensive income				—		9,204
Cash dividends declared, $1.08 per share	—	—	(4,145)	—	—	(4,145)
Acquisition of 9,819 shares of treasury stock	—	—	—	—	(160)	(160)
Treasury shares issued to fund dividend reinvestment plan, 47,874 shares	—	(80)	—	—	857	777
Treasury shares issued under stock option plans, 113 shares	—	—	—	—	2	2
Stock option compensation	—	29	—	—	—	29
Balance at December 31, 2009	4,299	32,832	54,566	(5,138)	(7,793)	78,766
Comprehensive income:
Net income	—	—	7,612	—	—	7,612
Unrealized gain on securities, net of reclassification adjustments and taxes	—	—	—	530	—	530
Unrealized loss on hedging activities, net of reclassification adjustments and taxes	—	—	—	(322)	—	(322)
Pension adjustment, net of tax	—	—	—	(712)	—	(712)
Total Comprehensive income						7,108
Cash dividends declared, $1.08 per share	—	—	(4,194)	—	—	(4,194)
Treasury shares issued to fund dividend reinvestment plan, 36,250 shares	—	(31)	—	—	648	617
Treasury shares issued under stock option plans, 1,098 shares	—	(3)	—	—	29	26
Common stock issued under dividend reinvestment plan, 18,154 shares	18	298	—	—	—	316
Balance at December 31, 2010	4,317	33,096	57,984	(5,642)	(7,116)	82,639
Comprehensive income:
Net income	—	—	6,569	—	—	6,569
Unrealized gain on securities, net of reclassification adjustments and taxes	—	—	—	1,619	—	1,619
Unrealized gain on hedging activities, net of reclassification adjustments and taxes	—	—	—	8	—	8
Pension adjustment, net of tax	—	—	—	(1,116)	—	(1,116)
Total Comprehensive income						7,080
Cash dividends declared, $1.08 per share	—	—	(4,273)	—	—	(4,273)
Treasury shares issued under stock option plans, 1,776 shares	—	(2)	—	—	32	30
Common stock issued under dividend reinvestment plan, 102,200 shares	102	1,604	—	—	—	1,706
Balance at December 31, 2011	$4,419	$34,698	$60,280	$(5,131)	$(7,084)	$87,182

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows

	Years ended December 31
(Amounts in thousands)	2011	2010	2009
Cash flows from operating activities
Net income	$6,569	$7,612	$6,585
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,407	1,344	1,419
Net amortization of loans and investment securities	975	410	170
Stock option compensation expense	—	—	29
Amortization and net change in mortgage servicing rights valuation	235	121	157
Amortization of intangibles	446	457	468
Provision for loan losses	7,524	3,235	3,438
Net realized (gains) losses on sales and calls of securities	(157)	(673)	522
Impairment writedown on securities recognized in earnings	240	1,059	422
Loans originated for sale	—	(920)	(647)
Proceeds from sale of loans	—	952	659
Gain on sales of loans	—	(32)	(12)
Net (gain) loss on sale or disposal of premises and equipment	—	(61)	120
Net (gain) loss on sale or disposal of other real estate/other repossessed assets	(22)	15	(30)
Increase in cash surrender value of life insurance	(682)	(672)	(643)
Gain from surrender of life insurance policy	—	—	(278)
Contribution to pension plan	(2,112)	(626)	(243)
(Increase) decrease in interest receivable and other assets	(78)	963	(3,483)
Increase (decrease) in interest payable and other liabilities	699	(515)	399
Deferred tax (benefit) expense	(91)	(240)	(742)
Other, net	135	(71)	306
Net cash provided by operating activities	15,088	12,358	8,616
Cash flows from investing activities
Proceeds from sales and calls of investment securities available for sale	9,772	25,322	10,217
Proceeds from maturities and paydowns of investment securities available for sale	21,713	29,713	38,916
Net decrease in restricted stock	1,137	323	—
Purchase of investment securities available for sale	(37,562)	(28,123)	(43,014)
Net increase in loans	(28,393)	(13,415)	(66,377)
Proceeds from sale of other real estate/other repossessed assets	517	448	82
Proceeds from sale or disposal of premises and equipment	—	117	—
Proceeds from surrender of life insurance policy	—	—	878
Capital expenditures	(742)	(2,122)	(1,521)
Net cash (used in) provided by in investing activities	(33,558)	12,263	(60,819)
Cash flows from financing activities
Net increase in demand deposits, NOW accounts and savings accounts	67,535	66,239	43,525
Net (decrease) increase in time deposits	(13,880)	(70,273)	67,499
Net increase (decrease) in short-term borrowings and repurchase agreements	1,939	(4,691)	(27,307)
Long-term debt advances	—	—	379
Long-term debt payments	(22,549)	(23,803)	(11,832)
Dividends paid	(4,273)	(4,194)	(4,145)
Common stock issued under stock option plans	30	26	—
Common stock issued from treasury shares	—	—	2
Common stock issued under dividend reinvestment plan	1,706	316	—
Common stock issued to dividend reinvestment plan	—	617	777
Purchase of treasury shares	—	—	(160)
Net cash provided by (used in) financing activities	30,508	(35,763)	68,738
Increase (decrease) in cash and cash equivalents	12,038	(11,142)	16,535
Cash and cash equivalents as of January 1	22,106	33,248	16,713
Cash and cash equivalents as of December 31	$34,144	$22,106	$33,248
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest on deposits and other borrowed funds	$9,350	$12,974	$14,866
Income taxes	$2,425	$4,012	$2,119
Noncash Activities
Loans transferred to Other Real Estate	$3,726	$438	$643

The accompanying notes are an integral part of these financial statements.

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

Investment Securities — Management classifies its securities at the time of purchase as available for sale or held to maturity. At December 31, 2011 and 2010, all securities were classified as available for sale, meaning that the Corporation intends to hold them for an indefinite period of time, but not necessarily to maturity. Available for sale securities are stated at estimated fair value, adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments of interest income through call date or maturity. The related unrealized holding gains and losses are reported as other comprehensive income or loss, net of tax, until realized. Declines in the fair value of held-to-maturity and available-for-sale securities to amounts below cost that are deemed to be other-than-temporary are reflected in earnings as realized losses. In

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies  – (continued)

estimating the other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) determines if the Corporation does not intend to sell the security or it if is not more likely than not that the Corporation will be required to sell the security before recovery of its amortized cost. When a determination is made that an other-than-temporary impairment exists but the Corporation does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, the other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income. Realized securities gains and losses are computed using the specific identification method. Gains or losses on the disposition of investment securities are based on the net proceeds and the adjusted carrying amount of the specific security sold. Any decision to sell a security classified as available for sale would be based on various factors, including significant movement in interest rates, changes in maturity or mix of the Bank’s assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors.

Restricted Stock — Restricted stock, which is carried at cost, consists of stock of the Federal Home Loan Bank of Pittsburgh (FHLB) and Atlantic Central Bankers Bank (ACBB). The Bank held $5.0 million of restricted stock at the end of 2011. With the exception of $30 thousand, this investment represents stock in the FHLB that the Bank is required to hold in order to be a member of FHLB and is carried at a cost of $100 per share. Federal law requires a member institution of the FHLB to hold FHLB stock according to a predetermined formula. In December 2008, FHLB announced it would suspend dividends and the regular repurchase of excess capital stock from its members due to deterioration in its financial condition. As a result, the Bank may hold more FHLB stock than would have been previously required. Management evaluates the restricted stock for impairment in accordance with ASC Topic 320. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the banks as compared to the capital stock amount for the banks and the length of time this situation has persisted, (2) commitments by the banks to make payments required by law or regulation and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the banks. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support its operations. There is not a public market for FHLB or ACBB stock and the benefits of membership (e.g., liquidity and low cost funding) add value to the stock beyond purely financial measures. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment. Management believes no impairment charge is necessary related to the FHLB or ACBB restricted stock as of December 31, 2011. In February 2012, FHLB declared a .10 percent annualized dividend and repurchased $250 thousand of the Bank’s excess capital stock investment in FHLB.

Financial Derivatives — The Corporation uses interest rate swaps, which it has designated as cash-flow hedges, to manage interest rate risk associated with variable-rate funding sources. All such derivatives are recognized on the balance sheet at estimated fair value in other assets or liabilities as appropriate. To the extent the derivatives are effective and meet the requirements for hedge accounting, changes in fair value are recognized in other comprehensive income with income statement reclassification occurring as the hedged item affects earnings. Conversely, changes in fair value attributable to ineffectiveness or to derivatives that do not qualify as hedges are recognized as they occur in the income statement’s interest expense account associated with the hedged item.

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

Loan Servicing — Servicing assets are recognized as separate assets when rights are acquired through sale of financial assets. A portion of the cost of originating the loan is allocated to the servicing right based on relative fair value. Fair value is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, prepayment speeds, default rates and losses. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the periods of, the estimated future net servicing income of the underlying financial assets. Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. For the purpose of computing impairment, mortgage servicing rights are stratified based on risk characteristics of the underlying loans that are expected to have the most impact on projected prepayments including loan type, interest rate and term. Impairment is recognized through a valuation allowance to the extent that fair value is less than the capitalized amount. If the Corporation later

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies  – (continued)

determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income. Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income. Loans serviced by the Bank for the benefit of others totaled $65.6 million, $79.9 million and $101.2 million at December 31, 2011, 2010 and 2009, respectively.

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

The Corporation’s allowance for possible loan losses consists of two elements: (1) specific valuation allowances established for probable losses on specific loans and (2) historical valuation allowances calculated based on historical loan loss experience for similar loans with similar characteristics and trends, adjusted, as necessary to reflect the impact general economic conditions and other qualitative risk factors both internal and external to the Corporation.

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

Intangible Assets — Intangible assets consist of goodwill, core deposit intangibles and a customer list intangible. These assets were recorded from corporate acquisitions. Goodwill is not amortized, nor deductible for tax purposes. However, goodwill is tested for impairment at least annually. Goodwill was tested for impairment by an independent third party as of August 31, 2011 and subsequently reviewed by Management

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies  – (continued)

as of December 31, 2011. Management determined that goodwill was not impaired at either date. If goodwill is determined to be impaired, an impairment write-down is charged to results of operations in the period in which the impairment is determined. The core deposit intangible is amortized over the estimated life of the acquired deposits. The customer list is amortized over 10 years using the sum-of-the-years digits method.

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

Foreclosed Real Estate — Foreclosed real estate (OREO) is comprised of property acquired through a foreclosure proceeding or an acceptance of a deed in lieu of foreclosure. Balances are initially reflected at the estimated fair value less any estimated disposition costs, with subsequent adjustments made to reflect further declines in value. Any losses realized upon disposition of the property, and holding costs prior thereto, are charged against income.

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

Federal Income Taxes — Deferred income taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance, when in the opinion of management, it is more likely than not that some portion or all deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted through the provision for income taxes for the effects of changes in tax laws and rates on the date of enactment. ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more-likely-than-not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. ASC Topic 740, “Income Taxes” also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties.

Advertising Expenses — Advertising costs are expensed as incurred.

Treasury Stock — The acquisition of treasury stock is recorded under the cost method. The subsequent disposition or sale of the treasury stock is recorded using the average cost method.

Investment and Trust Services — Assets held in a fiduciary capacity are not assets of the Corporation and therefore are not included in the consolidated financial statements. Trust assets under management at December 31, 2011 were $481.5 million and $490.4 million at the prior year-end. Revenue from investment and trust services is recognized on the accrual basis.

Off-Balance Sheet Financial Instruments — In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments consisting of commitments to extend credit and letters of credit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies  – (continued)

Such financial instruments are recorded on the balance sheet when they are funded. The amount of any liability for the credit risk associated with off-balance sheet financial instruments is recorded in other liabilities and was not material to the financial position of the Corporation at December 31, 2011 or 2010.

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

Compensation expense was $0 in 2011 and 2010, and $29 thousand in 2009. The 2009 expense is related to options granted in February 2009 under the Corporation’s Incentive Stock Option Plan of 2002 and was fully expensed in 2009.

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

A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

(In thousands, except per share data)	2011	2010	2009
Weighted average shares outstanding (basic)	3,962	3,887	3,840
Impact of common stock equivalents	1	1	—
Weighted average shares outstanding (diluted)	3,963	3,888	3,840
Anti-dilutive options excluded from calculation	70	74	76
Net income	$6,569	$7,612	$6,585
Basic earnings per share	$1.66	$1.96	$1.71
Diluted earnings per share	$1.66	$1.96	$1.71

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

Comprehensive Income — Comprehensive income is reflected in the Consolidated Statements of Income and Consolidated Statements of Changes in Shareholders’ Equity and includes net income and unrealized gains or losses, net of tax, on investment securities, derivatives and the change in plan assets and benefit obligations on the Bank’s pension plan, net of tax.

Recent Accounting Pronouncements:

Testing Goodwill for Impairment.  In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-08, Testing Goodwill for Impairment. The purpose of this ASU is to simplify how entities test goodwill for impairment by adding a new first step to the pre-existing goodwill impairment test under Accounting Standards Codification (ASC) Topic 350, Intangibles — Goodwill and other. This amendment gives the entity the option to first assess a variety of qualitative factors such as economic conditions, cash flows, and competition to determine whether it was more likely than not that the fair value of goodwill has fallen below its carrying value. If the entity determines that it is not likely that the fair value has fallen below its carrying value, then the entity will not have to complete the original two-step test under Topic 350. The amendments in this ASU are effective for impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Corporation is evaluating the affect of this ASU and does not expect it to have a material affect on the Corporation’s financial position or consolidated financial statements.

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

Receivables — Troubled Debt Restructurings by Creditors.  The FASB has issued this ASU to clarify the accounting principles applied to loan modifications, as defined by FASB ASC Subtopic 310-40, Receivables — Troubled Debt Restructurings by Creditors. The Update clarifies guidance on a creditor’s evaluation of whether or not a concession has been granted, with an emphasis on evaluating all aspects of the modification rather than a focus on specific criteria, such as the effective interest rate test, to determine a concession. The Update goes on to provide guidance on specific types of modifications such as changes in the interest rate of the borrowing, and insignificant delays in payments, as well as guidance on the creditor’s evaluation of whether or not a debtor is experiencing financial difficulties. For public entities, the amendments

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies  – (continued)

in the Update are effective for the first interim or annual periods beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The entity should also disclose information required by ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which had previously been deferred by ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, for interim and annual periods beginning on or after June 15, 2011. The Corporation adopted this update effective with the quarter ended September 30, 2011.

Note 2. Regulatory Matters

The Bank is limited as to the amount it may lend to the Corporation, unless such loans are collateralized by specific obligations. State regulations also limit the amount of dividends the Bank can pay to the Corporation and are generally limited to the Bank’s accumulated net earnings, which were $61.4 million at December 31, 2011. In addition, dividends paid by the Bank to the Corporation would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. The Corporation and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Although not adopted in regulation form, the Pennsylvania Department of Banking utilizes capital standards requiring a minimum leverage capital ratio of 6% and a risk-based capital ratio of 10%, defined substantially the same as those by the FDIC. Management believes, as of December 31, 2011, that the Corporation and the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2011, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Regulatory Matters  – (continued)

The table that follows presents the total risk-based, Tier 1 risk-based and Tier 1 leverage requirements for the Corporation and the Bank as defined by the FDIC. Actual capital amounts and ratios are also presented.

	As of December 31, 2011
	Actual		Minimum to be Adequately Capitalized		Minimum to be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-based Capital Ratio
Corporation	$92,296	12.14%	$60,837	8.00%	N/A	N/A
Bank	87,117	11.51%	$60,550	8.00%	$75,688	10.00%
Tier 1 Risk-based Capital Ratio
Corporation	$82,835	10.89%	$30,419	4.00%	N/A	N/A
Bank	77,656	10.26%	$30,275	4.00%	$45,413	6.00%
Tier 1 Leverage Ratio
Corporation	$82,835	8.40%	$39,429	4.00%	N/A	N/A
Bank	77,656	7.89%	$39,356	4.00%	$49,195	5.00%

	As of December 31, 2010
	Actual		Minimum to be Adequately Capitalized		Minimum to be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-based Capital Ratio
Corporation	$86,356	11.73%	$58,890	8.00%	N/A	N/A
Bank	82,174	11.22%	$58,599	8.00%	$73,249	10.00%
Tier 1 Risk-based Capital Ratio
Corporation	$77,555	10.54%	$29,445	4.00%	N/A	N/A
Bank	73,373	10.02%	$29,299	4.00%	$43,949	6.00%
Tier 1 Leverage Ratio
Corporation	$77,555	8.16%	$38,037	4.00%	N/A	N/A
Bank	73,373	7.73%	$37,962	4.00%	$47,452	5.00%

Note 3. Restricted Cash Balances

The Bank is required to maintain reserves against its deposit liabilities in the form of vault cash and/or balances with the Federal Reserve Bank. Deposit reserves that the Bank was required to hold were approximately $815 thousand and $949 thousand at December 31, 2011 and 2010, respectively and were satisfied by the Bank’s vault cash. In addition, as compensation for check clearing and other services, a compensatory balance maintained at the Federal Reserve Bank at December 31, 2011 and 2010, was approximately $900 thousand.

Note 4. Investments

The investment portfolio serves as a mechanism to invest funds if funding sources out pace lending activity, provide liquidity for lending and operations, and provide collateral for deposits and borrowings. The Corporation and Bank invest in taxable and tax-free debt securities and equity securities as part of its investment strategy. The mix of taxable and tax-free debt securities are determined by the Bank’s Investment Committee and investing decisions are made as a component of balance sheet management. Debt securities include U.S. Government Agencies, U.S. Government Agency mortgage-backed securities, private label mortgage-backed securities (PLMBS), state and municipal government bonds and corporate debt, including

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Investments  – (continued)

trust preferred securities. The equity portfolio consists of bank stocks only and is considered to be longer-term with a focus on capital appreciation. All securities are classified as available for sale and all investment balances refer to fair value.

Equities:  The equity portfolio is comprised entirely of bank stocks with the Bank and the Corporation each holding separate portfolios. The stocks held in the portfolio range from community banks to large national banks. In 2011, other-than-temporary impairment charges of $185 thousand were recorded against the equity portfolio.

Municipal Bonds:  The Bank’s municipal bond portfolio is well diversified geographically and is comprised primarily of general obligation bonds (72% of the portfolio). The portfolio holds ninety-four separate issues within twenty-six states. The largest dollar exposure is to issuers in the state of Texas ($8.3 million / 18.4%) and Pennsylvania ($6.4 million / 14.3%). The majority of the bonds have either private bond insurance or have some type of other credit enhancement. The portfolio contains 4 taxable municipal bonds with a fair value of $3.7 million. When purchasing municipal bonds, the Bank looks primarily to the underlying credit of the issuer as a sign of credit quality and then to any credit enhancement. Approximately $31 million of the portfolio is rated A or higher by Moody. The Bank owns five issues for $2.1 million that are not rated by a nationally recognized rating agency.

Corporate Bonds: There are 3 issuers that comprise the holdings in the corporate bond portfolio, all in the financial services sector. These bonds are both fixed and floating rate bonds and have Moody ratings ranging from A3 to B2.

Trust Preferred Bonds:  The Bank holds 7 single-issue trust-preferred securities at a cost of $5.9 million and a fair value of $4.6 million. Trust preferred securities are typically issued by a subsidiary grantor trust of a bank holding company, which uses the proceeds of the equity issuance to purchase deeply subordinated debt issued by the bank holding company. Trust-preferred securities can reflect single entity issues or a group of entities (pooled trust preferred). Pooled trust preferred securities have been the subject of significant write-downs due in some cases from the default of one issuer in the pool that then impairs the entire pool. Because of recent financial conditions, most trust preferred securities have realized a significant decline in value, but market prices continue to improve slowly. All of the Bank’s issues are single issuer, variable rate notes with long final maturities (2027 – 2028) that continue to pay dividends.

Mortgage-backed Securities:  The largest sector of the portfolio continues to be held in mortgage-backed securities (MBS) with $58.2 million or 46% of the total portfolio. The majority of this sector ($55.3 million) is comprised of U.S. Government Agency MBS. In addition, the Bank holds 7 private label mortgage-backed securities (PLMBS) with a fair value of $2.9 million and an amortized cost of $3.4 million. These PLMBS bonds paid down by more than $1 million in 2011.

The Bank’s PLMBS portfolio is comprised primarily of Alt-A loans. Alt-A loans are first-lien residential mortgages that generally conform to traditional “prime” credit guidelines; however, loan factors such as the loan-to-value ratio, loan documentation, occupancy status or property type cause these loans not to qualify for standard underwriting programs. The Alt-A product in the Bank’s portfolio is comprised of fixed-rate product that was originated between 2003 and 2006 and all were originally rated AAA. The bonds issued in 2006 are experiencing the highest delinquency and loss rates. All of these bonds originally had some type of credit support tranche to absorb any loss prior to losses at the senior tranche held by the Bank, but this has eroded completely on some bonds as they have started to experience losses. The Bank recorded other-than-temporary impairment charges of $55 thousand on two PLMBS bonds in 2011. Based on the performance of some the PLMBS, it appears as if the underwriting standards that were represented in the offering, and resulted in the AAA rating, were not followed. As a result, the Bank purchased some securities based on these misrepresentations, and it is most likely that these securities would not have been purchased had all the information been reported correctly. The Bank is participating in a lawsuit against certain issuers related to these misrepresentations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Investments  – (continued)

The amortized cost and estimated fair value of investment securities available for sale as of December 31, 2011 and 2010 is as follows:

(Amounts in thousands) 2011	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated Fair value
Equity securities	$2,105	$11	$(357)	$1,759
Obligations of U.S. Government agencies	13,159	75	(5)	13,229
Obligations of state and political subdivisions	42,490	2,598	(7)	45,081
Corporate debt securities	2,484	49	(119)	2,414
Trust preferred securities	5,890	—	(1,272)	4,618
Agency mortgage-backed securities	54,314	1,159	(188)	55,285
Private-label mortgage-backed securities	3,366	1	(500)	2,867
Asset-backed securities	66	—	(18)	48
	$123,874	$3,893	$(2,466)	$125,301

(Amounts in thousands) 2010	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated Fair value
Equity securities	$4,126	$50	$(538)	$3,638
Obligations of U.S. Government agencies	14,780	61	(56)	14,785
Obligations of state and political subdivisions	39,477	894	(419)	39,952
Corporate debt securities	2,647	64	(46)	2,665
Trust preferred securities	5,875	—	(1,678)	4,197
Agency mortgage-backed securities	47,239	1,104	(46)	48,297
Private-label mortgage-backed securities	4,424	20	(415)	4,029
Asset-backed securities	74	—	(21)	53
	$118,642	$2,193	$(3,219)	$117,616

At December 31, 2011 and 2010, the amortized cost of investment securities pledged to secure public funds, trust balances, repurchase agreements, deposit and other obligations totaled $112.1 million and $108.7 million, respectively.

The amortized cost and estimated fair value of debt securities at December 31, 2011, by contractual maturity are shown below. Actual maturities may differ from contractual maturities because of prepayment or call options embedded in the securities.

(Amounts in thousands)	Amortized cost	Estimated fair value
Due in one year or less	$5,105	$5,088
Due after one year through five years	12,705	13,234
Due after five years through ten years	16,112	17,107
Due after ten years	30,167	29,961
	64,089	65,390
Mortgage-backed securities	57,680	58,152
	$121,769	$123,542

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Investments  – (continued)

The composition of the net realized securities gains (losses) for the years ended December 31, 2011, 2010 and 2009 is as follows:

(Amounts in thousands)	2011	2010	2009
Gross gains realized	$195	$846	$66
Gross losses realized	(38)	(173)	(588)
Net gains (losses) realized	$157	$673	$(522)
Tax provision (benefits) applicable to net securities gains (losses)	$53	$229	$(177)

Impairment:

At December 31, 2011, the investment portfolio contained 58 temporarily impaired securities with a fair value of $32.1 million and $2.5 million in unrealized losses. The unrealized loss position has improved from year-end 2010 when there were 85 temporarily impaired securities with an unrealized loss of $3.2 million. The sectors showing the largest improvement in unrealized loss are state and municipal bonds, and trust preferred securities. Despite the improvement in the value of trust preferred securities, they continue to represent 52% of the total portfolio unrealized loss.

For securities with an unrealized loss, Management applies a systematic methodology in order to perform an assessment of the potential for other-than-temporary impairment. In the case of debt securities, investments considered for other-than-temporary impairment: (1) had a specified maturity or repricing date; (2) were generally expected to be redeemed at par, and (3) were expected to achieve a recovery in market value within a reasonable period of time. In addition, the Bank considers whether it intends to sell these securities or whether it will be forced to sell these securities before the earlier of amortized cost recovery or maturity. Equity securities are assessed for other-than-temporary impairment based on the length of time of impairment, dollar amount of the impairment and general market and financial conditions relating to specific issues. The impairment identified on debt and equity securities, and subject to assessment at December 31, 2011, was deemed to be temporary and required no further adjustments to the financial statements, unless otherwise noted.

The following table reflects temporary impairment in the investment portfolio (excluding restricted stock), aggregated by investment category, length of time that individual securities have been in a continuous unrealized loss position and the number of securities in each category as of December 31, 2011 and 2010:

	December 31, 2011
	Less than 12 months			12 months or more			Total
(Amounts in thousands)	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
Equity securities	$394	$(111)	3	$864	$(246)	13	$1,258	$(357)	16
Obligations of U.S. Government agencies	6,068	(3)	5	1,321	(2)	5	7,389	(5)	10
Obligations of state and political subdivisions	579	(7)	1	—	—	—	579	(7)	1
Corporate debt securities	—	—	—	1,889	(119)	2	1,889	(119)	2
Trust preferred securities	—	—	—	4,618	(1,272)	7	4,618	(1,272)	7
Agency mortgage-backed securities	12,452	(156)	12	1,174	(32)	1	13,626	(188)	13
Private-label mortgage-backed securities	1,057	(36)	2	1,636	(464)	4	2,693	(500)	6
Asset-backed securities	—	—	—	48	(18)	3	48	(18)	3
Total temporarily impaired securities	$20,550	$(313)	23	$11,550	$(2,153)	35	$32,100	$(2,466)	58

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Investments  – (continued)

	December 31, 2010
	Less than 12 months			12 months or more			Total
(Amounts in thousands)	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
Equity securities	$1	$(1)	1	$3,261	$(537)	20	$3,262	$(538)	21
Obligations of U.S. Government agencies	3,476	(17)	2	6,433	(39)	14	9,909	(56)	16
Obligations of state and political subdivisions	11,861	(405)	24	292	(14)	1	12,153	(419)	25
Corporate debt securities	—	—	—	1,968	(46)	2	1,968	(46)	2
Trust preferred securities	—	—	—	4,196	(1,678)	7	4,196	(1,678)	7
Agency mortgage-backed securities	9,859	(46)	6	—	—	—	9,859	(46)	6
Private-label mortgage-backed securities	—	—	—	2,676	(415)	5	2,676	(415)	5
Asset-backed securities	—	—	—	53	(21)	3	53	(21)	3
Total temporarily impaired securities	$25,197	$(469)	33	$18,879	$(2,750)	52	$44,076	$(3,219)	85

The unrealized loss in the equity portfolio was $357 thousand on 16 issues at year-end, an improvement over the unrealized loss of $538 thousand at year-end 2010. Contributing to this improvement was an other-than-temporary impairment charge of $185 thousand on equities that was recorded in 2011. The impairment identified on these securities was deemed to be temporary and no adjustments to the financial statements was required.

The unrealized loss in the trust preferred sector was $1.3 million at year-end compared to $1.7 million one-year prior. Due to the affect that the recent recession had on the financial performance of many financial institutions, most trust preferred securities realized a significant decline in value. However, market prices continued to show improvement during 2011. All of the Bank’s trust preferred securities are variable rate notes with long maturities (2027 – 2028) from companies that received money (and in some cases paid back) from the Troubled Asset Relief Program (TARP), continue to pay dividends and have raised capital. The credit ratings on this portfolio range from B to Baa1 and no bonds have missed or suspended any payments. The Bank reviews the financial performance of each issuer as part of its impairment analysis. At December 31, 2011, the Bank believes it will be able to collect all interest and principal due on these bonds and no other-than-temporary-impairment charges were recorded.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Investments  – (continued)

The following table provides additional detail about the Bank’s trust preferred securities at December 31, 2011.

Trust Preferred Securities

(Dollars in thousands) Deal Name	Single Issuer or Pooled	Class	Amortized Cost	Fair Value	Gross Unrealized Gain (Loss)	Lowest Credit Rating Assigned	Number of Banks Currently Performing	Deferrals and Defaults as % of Original Collateral	Expected Deferral/ Defaults as a Percentage of Remaining Performing Collateral
Huntington Cap Trust	Single	Preferred Stock	$930	$784	$(146)	B	1	None	None
Huntington Cap Trust II	Single	Preferred Stock	876	759	(117)	B	1	None	None
BankAmerica Cap III	Single	Preferred Stock	957	699	(258)	BB	1	None	None
Wachovia Cap Trust II	Single	Preferred Stock	273	227	(46)	Baa2	1	None	None
Corestates Captl Tr II	Single	Preferred Stock	925	752	(173)	Baa1	1	None	None
Chase Cap VI JPM	Single	Preferred Stock	957	694	(263)	BBB	1	None	None
Fleet Cap Tr V	Single	Preferred Stock	972	703	(269)	BB	1	None	None
			$5,890	$4,618	$(1,272)

The PLMBS sector continues to show an unrealized loss of $500 thousand on 6 securities. The majority of this sector is comprised of “Alt-A” PLMBS. These bonds were all rated AAA at time of purchase but have since experienced rating declines. Some have experienced increased delinquencies and defaults, while others have seen the credit support increase as the bonds paid-down. The Bank monitors the performance of the Alt-A investments on a regular basis and reviews delinquencies, default rates, credit support levels and various cash flow stress test scenarios. In determining the credit related loss, Management considers all principal past due 60 days or more as a loss. If additional principal moves beyond 60 days past due, it will also be considered a loss. As a result of the analysis on PLMBS it was determined that two bonds contained losses that were considered other-than-temporary. Management determined $55 thousand was credit related and therefore, recorded an impairment charge of $55 thousand against earnings in 2011. The market for PLMBS continues to be weak and Management believes that this factor accounts for a portion of the unrealized losses that is not attributable to credit issues. Management continues to monitor these securities and it is possible that additional write-downs may occur if current loss trends continue.

The following table provides additional detail about the Bank’s PLMBS at December 31, 2011.

Private Label Mortgage Backed Securities

(Dollars in thousands) Description	Origination Date	Amortized Cost	Fair Value	Gross Unrealized Gain (Loss)	Collateral Type	Lowest Credit Rating Assigned	Credit Support %	Cumulative OTTI Charges
RALI 2003-QS15 A1	8/1/2003	$174	$175	$1	ALT A	A1	11.23	$—
RALI 2004-QS4 A7	3/1/2004	452	451	(1)	ALT A	AA	12.28	—
MALT 2004-6 7A1	6/1/2004	642	606	(36)	ALT A	B	11.20	—
RALI 2005-QS2 A1	2/1/2005	547	496	(51)	ALT A	CCC	7.24	—
RALI 2006-QS4 A2	4/1/2006	836	538	(298)	ALT A	D	—	218
GSR 2006-5F 2A1	5/1/2006	275	271	(4)	Prime	C	2.87	—
RALI 2006-QS8 A1	7/28/2006	440	330	(110)	ALT A	D	—	172
		$3,366	$2,867	$(499)				$390

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Investments  – (continued)

The following table represents the cumulative credit losses on securities recognized in earnings as of December 31, 2011.

(Dollars in thousands)	Twelve Months Ended December 31, 2011
Balance of cumulative credit losses on securities, January 1, 2011	$335
Additions for credit losses recorded which were not previously recognized as components of earnings	55
Balance of cumulative credit losses on securities, December 31, 2011	$390

The Bank held $5.0 million of restricted stock at the end of 2011. The restricted stock is comprised primarily of an investment in the Federal Home Loan Bank of Pittsburgh (FHLB). FHLB stock is carried at a cost of $100 per share. In 2008, FHLB announced a capital restoration plan that resulted in it discontinuing paying dividends and repurchasing excess capital stock from its members. Therefore, the Bank’s investment in FHLB is a non-earning asset at this time. It is not known if or when FHLB will be able to restore its dividend or repurchase its stock. However, during 2011, FHLB repurchased $1.1 million in stock as part of special repurchases. As of December 31, 2011, the Bank held $1.4 million in FHLB stock in excess of what it would have been required to hold prior to the suspension of the stock repurchase plan. FHLB stock is evaluated for impairment primarily based on an assessment of the ultimate recoverability of its cost. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support it operations. There is not a public market for FHLB stock and the benefits of FHLB membership (e.g., liquidity and low cost funding) add value to the stock beyond purely financial measures. If FHLB stock were deemed to be impaired, the write-down for the Bank could be significant. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment. In February 2012, FHLB declared a .10 percent annualized dividend and repurchased $250 thousand of the Bank’s excess capital stock investment in FHLB.

Note 5. Loans

The Bank reports is loan portfolio based on the primary collateral of the loan. It further classifies these loans by the primary purpose, either consumer or commercial. Consumer loans are comprised of installment, home equity and unsecured personal lines of credit. However, the Bank discontinued its indirect lending activities in 2010. The Bank’s mortgage loans include long-term loans to individuals and businesses secured by mortgages on the borrower’s real property. Construction loans are made to finance the purchase of land and the construction of residential and commercial buildings thereon, and are secured by mortgages on real estate. Commercial loans are made to businesses of various sizes for a variety of purposes including construction, property, plant and equipment, and working capital. Commercial loans also include loans to government municipalities. Commercial lending is concentrated in the Bank’s primary market, but also includes purchased loan participations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Loans  – (continued)

A summary of loans outstanding, by primary collateral, at the end of the reporting periods is as follows:

(Amounts in thousands)	December 31, 2011	December 31, 2010
Residential Real Estate 1 – 4 Family
Consumer first liens	$86,767	$98,528
Consumer junior liens and lines of credit	40,290	45,669
Total consumer	127,057	144,197
Commercial first lien	55,130	45,600
Commercial junior liens and lines of credit	7,846	11,025
Total	62,976	56,625
Total residential real estate 1 – 4 family	190,033	200,822
Residential real estate – construction
Consumer purpose	1,381	1,897
Commercial purpose	19,901	77,660
Total residential real estate construction	21,282	79,557
Commercial, industrial and agricultural real estate	358,974	304,195
Commercial, industrial and agricultural	182,694	146,672
Consumer	13,427	17,396
	766,410	748,642
Less: Allowance for loan losses	(9,723)	(8,801)
Net Loans	$756,687	$739,841
Included in the loan balances are the following:
Net unamortized deferred loan costs	$426	$567
Unamortized discount on purchased loans	$(167)	$(220)
Loans pledged as collateral for borrowings and commitments from:
FHLB	$679,272	$648,272
Federal Reserve Bank	27,435	53,682
	$706,707	$701,954

Loans to directors and executive officers and related interests and affiliated enterprises were as follows:

(Amounts in thousands)	2011	2010
Balance at beginning of year	$8,072	$7,798
New loans made	3,854	2,613
Repayments	(1,055)	(2,339)
Balance at end of year	$10,871	$8,072

Note 6. Loan Quality

Management utilizes a risk rating scale ranging from 1 (prime) to 9 (loss) to evaluate loan quality. Risk ratings are assigned primarily to commercial purpose loans. Loans rated 1 – 4 are considered pass credits. Loans that are rated 5 are pass credits, but have been identified as credits that are likely to warrant additional attention and monitoring. Loans rated 6 (OAEM) or worse begin to receive enhanced monitoring and reporting by the Bank. The Bank monitors loan quality by continually reviewing four measurements: (1) watch list loans (loans risk rated 6 or worse, (2) delinquent loans (primarily nonaccrual loans and loans past due 90 days or more), (3) other real estate owned (OREO), and (4) net-charge-offs. Management compares trends in these measurements with the Bank’s internally established targets, as well as its national peer group.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Loan Quality  – (continued)

Loans that are risk rated 6 or worse are placed on the Bank’s watch list. The watch list is the Bank’s broadest review of loan quality. Loans on the watch list are adversely classified because the borrowers are, or may be experiencing a weakening financial condition that may result in a payment default. If these trends continue, the Bank has an increasing likelihood that it will need to liquidate collateral for repayment. The Bank’s watch list includes loans that may or may not be delinquent or on nonaccrual, loans that may or may not be considered impaired, and potential problem loans. At December 31, 2011, there was $93.5 million on the Bank’s watch list comprised entirely of loans rated 6 or 7 (substandard) compared to $69.9 million on the watch list at the end of 2010. The Bank has no loans rated 8 (doubtful) or 9 (loss). Potential problem loans are included on the watch list and represent loans where the borrowers may not be able to comply with current loan terms, but excludes loans that are 90 days or more past due, and nonaccrual loans. Potential problem loans were $71.0 million at year-end compared to $42.4 million one-year earlier. The Bank’s Loan Management Committee reviews the watch list and risk ratings on a monthly basis in order to proactively identify and manage problem loans. The following table reports on the initial credit rating for those loans in the portfolio that are assigned an individual credit rating (primarily commercial) as of December 31 2011 and 2010:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2011
Residential Real Estate 1 – 4 Family
First liens	$45,879	$3,733	$5,518	$—	$55,130
Junior liens and lines of credit	7,119	377	350	—	7,846
Total	52,998	4,110	5,868	—	62,976
Residential real estate – construction	17,872	941	1,088	—	19,901
Commercial, industrial and agricultural real estate	291,967	41,675	25,332	—	358,974
Commercial, industrial and agricultural	168,207	7,649	6,838	—	182,694
Total	$531,044	$54,375	$39,126	$—	$624,545
December 31, 2010
Residential Real Estate 1 – 4 Family
First liens	$40,480	$1,821	$3,299	$—	$45,600
Junior liens and lines of credit	10,566	68	391	—	11,025
Total	51,046	1,889	3,690	—	56,625
Residential real estate – construction	59,097	6,671	11,892	—	77,660
Commercial, industrial and agricultural real estate	273,279	8,481	22,435	—	304,195
Commercial, industrial and agricultural	132,981	6,383	7,308	—	146,672
Total	$516,403	$23,424	$45,325	$—	$585,152

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Loan Quality  – (continued)

For loans that are not assigned an individual credit rating (primarily consumer and residential mortgage loans), the Bank’s initial credit quality evaluation is based on the performing status of the loan. The following table presents the performance status as of December 31, 2011 and 2010:

(Dollars in thousands) December 31, 2011	Performing	Non-performing	Total
Consumer	$13,320	$107	$13,427
Residential Real Estate	125,011	2,046	127,057
Residential Real Estate Construction	1,381	—	1,381
	$139,712	$2,153	$141,865

December 31, 2010	Performing	Non-performing	Total
Consumer	$17,271	$125	$17,396
Residential Real Estate	142,848	1,349	144,197
Residential Real Estate Construction	1,897	—	1,897
	$162,016	$1,474	$163,490

Delinquent loans are a result of borrowers’ cash flow and/or alternative sources of cash being insufficient to repay loans. The Bank’s likelihood of collateral liquidation to repay the loans becomes more probable the further behind a borrower falls, particularly when loans reach 90 days or more past due. Management monitors the performance status of loans by the use of an aging report. The aging report can provide an early indicator of loans that may become severely delinquent and possibly result in a loss to the Bank.

The following table presents the aging of payments in the loan portfolio as of December 31, 2011 and 2010.

		Loans Past Due and Still Accruing					Total Loans
(Dollars in thousands)	Current	30 – 59 Days	60 – 89 Days	90 Days+	Total	Non-Accrual
December 31, 2011
Residential Real Estate 1 – 4 Family
First liens	$134,105	$2,574	$953	$2,516	$6,043	$1,749	$141,897
Junior liens and lines of credit	46,311	1,121	121	301	1,543	282	48,136
Total	180,416	3,695	1,074	2,817	7,586	2,031	190,033
Residential real estate – construction	21,161	—	—	121	121	—	21,282
Commercial, industrial and agricultural real estate	337,462	2,961	2,646	1,627	7,234	14,278	358,974
Commercial, industrial and agricultural	179,907	113	1,127	100	1,340	1,447	182,694
Consumer	12,917	287	116	107	510	—	13,427
Total	$731,863	$7,056	$4,963	$4,772	$16,791	$17,756	$766,410

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Loan Quality  – (continued)

		Loans Past Due and Still Accruing					Total Loans
(Dollars in thousands)	Current	30 – 59 Days	60 – 89 Days	90 Days+	Total	Non-Accrual
December 31, 2010
Residential Real Estate 1 – 4 Family
First liens	$140,711	$979	$654	$1,093	$2,726	$691	$144,128
Junior liens and lines of credit	55,723	16	—	833	849	122	56,694
Total	196,434	995	654	1,926	3,575	813	200,822
Residential real estate – construction	72,146	—	—	911	911	6,500	79,557
Commercial, industrial and agricultural real estate	285,050	3,786	13	2,343	6,142	13,003	304,195
Commercial, industrial and agricultural	142,829	1,786	145	244	2,175	1,668	146,672
Consumer	17,077	164	30	125	319	—	17,396
Total	$713,536	$6,731	$842	$5,549	$13,122	$21,984	$748,642

Nonaccruing loans generally represent Management’s determination that the borrower will be unable to repay the loan in accordance with its contractual terms and that collateral liquidation is not likely to fully repay both interest and principal. It is the Bank’s policy to evaluate the probable collectability of principal and interest due under terms of loan contracts for all loans 90-days or more past due or restructured loans. Further, it is the Bank’s policy to discontinue accruing interest on loans that are not adequately secured and in the process of collection. Upon determination of nonaccrual status, the Bank subtracts any current year accrued and unpaid interest from its income, and any prior year accrued and unpaid interest from the allowance for loan losses.

Loan quality, as measured by the balance of nonperforming loans shows an improvement. Nonperforming loans have declined by approximately $5 million since 2010. The reduction is due primarily to two large credits moving off nonaccrual during the year, charge-offs, and moving loans to OREO. Nevertheless, both categories of nonperforming loans (nonaccrual and loans past due 90-days or more) have declined from one year earlier. With the reduction in nonperforming loans, there was a corresponding reduction in the 2011 nonperforming ratios shown below compared to 2010. If Management is successful in its workout efforts on several credits, it is possible that they could be removed from nonaccrual status in 2012. However, it is also possible that other loans may become delinquent and nonperforming loans could remain at a high level due to lengthy workout periods on these loans. OREO, depending on the type of property, can also result in an extended holding period prior to disposal.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Loan Quality  – (continued)

The following table presents a summary of nonperforming assets:

	2011		2010		2009
(Dollars in thousands)	Balance	% of Loan Segment	Balance	% of Loan Segment	Balance	% of Loan Segment
Nonaccrual loans
Residential Real Estate 1 – 4 Family
First liens	$1,749	1.2%	$691	0.5%	$345	0.2%
Junior liens and lines of credit	282	0.6%	122	0.2%	—	—
Total	2,031	1.1%	813	0.4%	345	0.2%
Residential real estate – construction	—	—	6,500	8.2%	4,040	4.8%
Commercial, industrial and agricultural real estate	14,278	4.0%	13,003	4.3%	5,654	2.0%
Commercial, industrial and agricultural	1,447	0.8%	1,668	1.1%	124	0.1%
Consumer	—	—	—	—	30	—
Total nonaccrual loans	$17,756		$21,984		$10,193
Loans past due 90 days or more and not included above
Residential Real Estate 1 – 4 Family
First liens	$2,516		$1,093		$3,060
Junior liens and lines of credit	301		833		494
Total	2,817		1,926		3,554
Residential real estate – construction	121		911		1,426
Commercial, industrial and agricultural real estate	1,627		2,343		1,926
Commercial, industrial and agricultural	100		244		960
Consumer	107		125		195
Total loans past due 90 days or more and still accruing	4,772		5,549		8,061
Total nonaccrual and loans past due 90 days or more	22,528		27,533		18,254
Repossessed assets	6		—		18
Foreclosed real estate	3,224		618		642
Total nonperforming assets	$25,758		$28,151		$18,914

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Loan Quality  – (continued)

The majority of the nonaccrual loan balance reported above is comprised of five loans relationships totaling $12.6 million, or 71% of total nonaccrual loans. Management continually monitors the status of nonperforming loans, the value of any collateral and potential of risk of loss. The following table provides additional information on the most significant nonaccrual accounts:

Significant Nonaccrual Loans December 31, 2011
(Dollars in thousands)	Orgination Date	Balance	ALL Reserve	Nonaccrual Date	Collateral	Location	Last Appraisal(1)
Credit 1
Residential real estate construction and development, 1 – 4 family	2006	$1,010	$525	May-09	1st lien residential building lots	PA	Nov-10 $ 733
Credit 2
Agricultural 6 separate notes	2005 – 2010	2,675	468	Dec-10	1st, 2nd and 3rd lien on 600+ acres of farm real estate, and equipment inventory	PA	Sep-11 $ 4,005
Credit 3
Commercial real estate	2008	5,180	487	Dec-10	1st lien on 92 acres undeveloped commercial real estate	PA	Jan-11 $ 5,629
Credit 4
Commercial real estate	2011	2,650	—	Sep-11	Liens on commercial real estate – performance theaters and business assets	MO & PA	Jun-11 $ 6,554
Credit 5
Commercial and residential real estate	2005 & 2007	1,049	51	Aug-11	1st lien on commercial and residential real estate, and 70 acres	PA	Sep-11 $ 1,280
		$12,564	$1,531

(1)	Appraisal value, as reported, does not reflect the pay-off of any senior liens or any adjustment to reflect the cost to liquidate the collateral.

Credit 1 balance was reduced from $2.5 million at December 31, 2010 as the result of a $400 thousand charge-off and a significant pay-down in 2011. The Bank charged-off an additional $400 thousand on this credit in February 2012.

Credit 2 has paid down slightly since December 31, 2010.

Credit 3 was placed on nonaccrual at December 31, 2010. The balance was reduced due to a charge-off of $1.3 million during 2011.

Credit 4 was added to nonaccrual in 2011. This credit represents the Bank’s portion of a shared national credit and is the restructured portion of the total debt remaining after charging off $1.9 million.

Credit 5 was added in 2011 and represents 2 loans to related borrowers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Loan Quality  – (continued)

In addition to monitoring nonaccrual loans, the Bank also closely monitors impaired loans and troubled debt restructurings (TDR). A loan is considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all interest and principal payments due according to the originally contracted terms of the loan agreement. The Bank reviews all loans rated 7 or lower, all nonaccrual loans, and all TDR loans for impairment. Impaired loans totaled $31.2 million at December 31, 2011, down slightly from $33.2 million at December 31, 2010. The Bank’s largest impaired loans, totaling $12.6 million, are also on nonaccrual status and are reported in the table of significant nonaccrual loans shown above. The Bank has one large impaired credit ($3.2 million) included in the commercial real estate line that is considered impaired because of its status as a troubled debt restructuring. However, due to a significant pay down at restructuring, the amount of real estate collateral, personal guarantees and its performing status, this credit is not on the nonaccrual list. The following table identifies impaired loans as of December 31, 2011 and 2010:

	Impaired Loans
	With No Allowance		With Allowance
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2011
Residential Real Estate 1 – 4 Family
First liens	$176	$177	$3,723	$3,867	$495
Junior liens and lines of credit	28	30	134	134	3
Total	204	207	3,857	4,001	498
Residential real estate – construction	—	—	43	43	—
Commercial, industrial and agricultural real estate	11,072	12,092	10,550	12,050	1,591
Commercial, industrial and agricultural	94	109	2,214	2,352	870
Consumer	—	—	—	—	—
Total	$11,370	$12,408	$16,664	$18,446	$2,959
December 31, 2010
Residential Real Estate 1 – 4 Family
First liens	$—	$—	$965	$971	$179
Junior liens and lines of credit	122	122	286	286	4
Total	122	122	1,251	1,257	183
Residential real estate – construction	3,958	3,958	4,030	4,030	1,566
Commercial, industrial and agricultural real estate	7,307	7,378	14,118	14,312	2,170
Commercial, industrial and agricultural	51	52	2,347	2,386	854
Consumer	—	—	3	3	3
Total	$11,438	$11,510	$21,749	$21,988	$4,776

	Twelve Months Ended December 31, 2011		Twelve Months Ended December 31, 2010
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Residential Real Estate 1 – 4 Family
First liens	$2,170	$190	$991	$41
Junior liens and lines of credit	317	14	423	2
Total	2,487	204	1,414	43
Residential real estate – construction	7,147	—	7,889	37
Commercial, industrial and agricultural real estate	19,152	530	22,218	731
Commercial, industrial and agricultural	2,342	79	2,496	95
Consumer	1	—	4	—
Total	$31,129	$813	$34,021	$906

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Loan Quality  – (continued)

A loan is considered a troubled debt restructuring (TDR) if the creditor (the Bank), for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The Bank reviews all loans rated 5 or lower when it is providing a loan restructure, modification or new credit facility to determine if the action is a TDR. In addition, the Bank reviews all consumer loan modifications and/or policy exceptions for TDR status. If a TDR loan is placed on nonaccrual status, it remains on nonaccrual status for at least six months to ensure performance. In addition, once a loan is classified as a TDR, it is always classified as a TDR until it pays off, regardless of its performance status. Of the TDR total of $11.3 million, all loans are in compliance with their modified terms. Included in the TDR total is one note for $2.6 million that represents a restructured note after charging off $1.9 million of loans to related borrowers. The Bank participates in this loan as part of a shared national credit and this loan is on the nonaccrual list. In addition, the impaired/TDR credit of $3.2 million discussed previously is reported in the commercial real estate line. All of the TDR loans are commercial purpose loans except for two consumer loans totaling $93 thousand.

The following table identifies TDR loans as of December 31, 2011 and 2010:

	Troubled Debt Restructings		Troubled Debt Restructings That Have Defaulted on Modified Terms YTD
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
December 31, 2011
Residential real estate	2	$93	—	$—
Commercial, industrial and agricultural real estate	9	8,023	—	—
Total	11	$8,116	—	$—
December 31, 2010
Commercial, industrial and agricultural real estate	2	$656	—	—
Total	2	$656	—	$—

The following table reports the performing status of TDR loans. The performing status is determined by the loan’s compliance with the modified terms.

	December 31, 2011		December 31, 2010
	Performing	Nonperforming	Performing	Nonperforming
Residential real estate	$93	$—	$—	$—
Commercial, industrial and agricultural real estate	8,023	—	656	—
	$8,116	$—	$656	$—

The following table reports the recorded investment in new TDR loans made during the year ended December 31, 2011.

		Recorded Investment
	Number of Contracts	Pre-TDR Modification	After-TDR Modification	Current Balance
Residential real estate	2	$94	$94	$93
Commercial, industrial and agricultural real estate	7	9,234	7,366	7,567
Total	9	$9,328	$7,460	$7,660

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Loan Quality  – (continued)

The following table reports the recorded investment in new TDR loans made during the year ended December 31, 2010.

		Recorded Investment
	Number of Contracts	Pre-TDR Modification	After-TDR Modification	Current Balance
Commercial, industrial and agricultural real estate	2	$656	$656	$456

The type of loan concession granted for loans newly classified as a troubled debt restructuring during the periods ended.

	Twelve Months Ended December 31, 2011		Twelve Months Ended December 31, 2010
Modification or Concession	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Maturity	1	$257	—	$—
Rate	3	2,935	2	656
Payment	5	4,468	—	—
	9	$7,660	2	$656

The Bank holds $3.2 million of other real estate owned, comprised of seven properties compared to $618 thousand and 6 properties at December 31, 2010. The largest borrower ($2.4 million) was added in 2011 and represents a failed residential real estate development comprised of 4 properties that the Bank received deeds in lieu of foreclosure.

The following table provides additional information on other real estate owned:

Other Real Estate Owned December 31, 2011
(Dollars in thousands)	Date Acquired	Balance	Collateral	Location	Last Appraisal
Property 1	2011	$2,383	unimproved and improved real estate for residential development on four separate tracts totaling 150 acres	PA	Aug-11
Property 2	2011	536	townhouses and residential building lots	PA	Jun-11
Property 3	2011	23	residential real estate	PA	Sep-11
Property 4	2011	9	residential real estate	PA	Oct-11
Property 5	2011	93	residential building lots	MD	Apr-11
Property 6	2011	42	residential real estate – 2 properties	PA	Dec-10
Property 7	2009	138	farmland – 36 acres	PA	Feb-11
		$3,224

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Loan Quality  – (continued)

At December 31, 2011, the Bank had $1.0 million of residential properties in the process of foreclosure compared to $1.4 million at the end of 2010.

Allowance for Loan Losses:

Management performs a monthly evaluation of the adequacy of the allowance for loan losses (ALL). The ALL is determined by segmenting the loan portfolio based on the loan’s collateral. The Bank further classifies the portfolio based on the primary purpose of the loan, either consumer or commercial. When calculating the ALL, consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, borrowers’ actual or perceived financial and managerial strengths, the adequacy of the underlying collateral (if collateral dependent) and other relevant factors. The Bank begins enhanced monitoring of all loans rated 6 (OAEM) or worse (commercial loans), and obtains a new appraisal or asset valuation for any loan rated 7 (substandard) or worse, including all nonaccrual loans. Management, at its discretion, may determine that additional adjustments to the appraisal or valuation are required. Valuation adjustments will be made as necessary based on factors, including, but not limited to the economy, deferred maintenance, industry, type of property/equipment, age of the appraisal, etc. and the knowledge Management has about a particular situation. In addition, the cost to sell or liquidate the collateral is also estimated and deducted from the valuation in order to determine the net realizable value to the Bank. When determining the allowance for loan loss, certain factors involved in the evaluation are inherently subjective and require material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans. Management monitors the adequacy of the allowance for loan losses on an ongoing basis and reports its adequacy quarterly to the Credit Risk Oversight Committee of the Board of Directors. Management believes that the allowance for loan losses at December 31, 2011 is adequate.

The analysis for determining the ALL is consistent with guidance set forth in generally accepted accounting principals (GAAP) and the Interagency Policy Statement on the Allowance for Loan and Lease Losses. The analysis has two components, specific and general allocations. The specific component addresses specific reserves established for impaired loans. A loan is considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all interest and principal payments due according to the originally contracted terms of the loan agreement. Expected cash flow or collateral values discounted for market conditions and selling costs are used to establish specific allocations for impaired loans. However, it is possible that as a result of the credit analysis, a specific reserve is not required for an impaired loan. See the previous impaired loan discussion for a table that reports impaired loans and the specific reserve established for impaired loans.

The general allocation component addresses the reserves established for pools of homogenous loans. The general component includes a quantitative and qualitative analysis. When calculating the general allocation, the Bank segregates its loan portfolio into the following sectors based primarily on the type of supporting collateral: residential real estate, commercial, industrial or agricultural real estate; commercial and industrial (C&I non-real estate), and consumer. The residential real estate sector is further segregated by first lien loans, junior liens and home equity products, and residential real estate construction. The quantitative analysis uses the Bank’s eight quarter rolling historical loan loss experience adjusted for factors derived from current economic and market conditions that have been determined to have an affect on the probability and magnitude of a loss. The qualitative analysis utilizes a risk matrix that incorporates qualitative and environmental factors such as: loan volume, management, nonperforming loans, loan review process, credit concentrations, competition, and legal and regulatory issues. Input for these factors is determined on the basis of Management’s observation, judgment and experience. As a result of this input, additional loss percentages are assigned to each pool of loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Loan Quality  – (continued)

Real estate appraisals and collateral valuations are an important part of the Bank’s process for determining potential loss on collateral dependent loans and thereby have a direct affect on the determination of loan charge-offs and the calculation of the allowance for loan losses. As long as the loan remains a performing loan, no further updates to appraisals are required. If a loan is risk rated 6 or worse, Management determines the need to obtain a new or updated appraisal based on several factors, including general economic conditions and factors specific to the loan. If a loan / relationship migrates to risk rating of 7 or worse, an evaluation for impairment is made based on the current information available at the time of downgrade and a new appraisal or collateral valuation is obtained. We believe this practice complies with the regulatory guidance dated December 12, 2010.

In determining the allowance for loan losses, Management, at its discretion, may determine that additional adjustments to the fair value obtained from an appraisal or collateral valuation are required. Adjustments will be made as necessary based on factors, including, but not limited to the economy, deferred maintenance, industry, type of property/equipment etc., and the knowledge Management has about a particular situation. In addition, the cost to sell or liquidate the collateral is also estimated and deducted from the valuation in order to determine the net realizable value to the Bank. If an appraisal is not available, Management may make its best estimate of the real value of the collateral or use last known market value and apply appropriate discounts. If an adjustment is made to the collateral valuation, this will be documented in the credit file with appropriate support and reported to the Loan Management Committee.

The following table shows the loans that were evaluated for the allowance for loan losses under a specific reserve (individually) and those that were evaluated under a general reserve (collectively), and the amount of the allowance established in each category as of December 31, 2011 and 2010:

	Residential Real Estate 1 – 4 Family			Commercial Industrial & Agricultural Real Estate	Commercial Industrial & Agricultural	Consumer	Total
(Dollars in thousands)	First Liens	Junior Liens & Lines of Credit	Construction
Allowance at December 31, 2008	$54	$70	$1,201	$5,041	$697	$294	$7,357
Charge-offs	—	(94)	(724)	(63)	(567)	(681)	(2,129)
Recoveries	25	—	—	—	61	185	271
Provision	471	302	2,610	(803)	561	297	3,438
Allowance at December 31, 2009	$550	$278	$3,087	$4,175	$752	$95	$8,937
Allowance at December 31, 2009	$550	$278	$3,087	$4,175	$752	$95	$8,937
Charge-offs	(107)	(165)	(982)	(1,736)	(232)	(452)	(3,674)
Recoveries	19	10	53	18	61	142	303
Provision	138	229	438	901	997	532	3,235
Allowance at December 31, 2010	$600	$352	$2,596	$3,358	$1,578	$317	$8,801
Allowance at December 31, 2010	$600	$352	$2,596	$3,358	$1,578	$317	$8,801
Charge-offs	(324)	(202)	(2,352)	(3,817)	(115)	(237)	(7,047)
Recoveries	30	10	—	306	11	88	445
Provision	743	148	978	5,410	177	68	7,524
Allowance at December 31, 2011	$1,049	$308	$1,222	$5,257	$1,651	$236	$9,723

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Loan Quality  – (continued)

	Residential Real Estate 1 – 4 Family			Commercial Industrial & Agricultural Real Estate	Commercial Industrial & Agricultural	Consumer	Total
(Dollars in thousands)	First Liens	Junior Liens & Lines of Credit	Construction
December 31, 2011
Loans evaluated for allowance:
Individually	$3,899	$162	$43	$21,622	$2,308	$—	$28,034
Collectively	137,998	47,974	21,239	337,352	180,386	13,427	738,376
Total	$141,897	$48,136	$21,282	$358,974	$182,694	$13,427	$766,410
Allowance established for loans evaluated:
Individually	$495	$3	$—	$1,591	$870	$—	$2,959
Collectively	554	305	1,222	3,666	781	236	6,764
Allowance at December 31, 2011	$1,049	$308	$1,222	$5,257	$1,651	$236	$9,723
December 31, 2010
Loans evaluated for allowance:
Individually	$965	$408	$7,988	$21,425	$2,398	$3	$33,187
Collectively	143,163	56,286	71,569	282,770	144,274	17,393	715,455
Total	$144,128	$56,694	$79,557	$304,195	$146,672	$17,396	$748,642
Allowance established for loans evaluated:
Individually	$179	$4	$1,566	$2,170	$854	$3	$4,776
Collectively	421	348	1,030	1,188	724	314	4,025
Allowance at December 31, 2010	$600	$352	$2,596	$3,358	$1,578	$317	$8,801

The following table shows the allocation of the allowance for loan losses by loan category as of December 31, 2011 and 2010:

Allocation of the Allowance for Loan Losses

(Dollars in thousands)	2011		2010
Residential real estate 1 – 4 family
First liens	$1,049	11%	$600	7%
Junior liens and lines of credit	308	3%	352	4%
Total	1,357	14%	952	11%
Residential real estate construction	1,222	13%	2,596	29%
Commercial, industrial and agricultural real estate	5,257	54%	3,358	38%
Commercial, industrial and agricultural	1,651	17%	1,578	18%
Consumer	236	2%	317	4%
	$9,723	100%	$8,801	100%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Loan Quality  – (continued)

The percentage of the loans in each category to total gross loans at year end is as follows:

	2011	2010
Residential real estate 1 – 4 family
First liens	19%	19%
Junior liens and lines of credit	6%	8%
Total	25%	27%
Residential real estate construction	3%	11%
Commercial, industrial and agricultural real estate	47%	40%
Commercial, industrial and agricultural	24%	20%
Consumer	1%	2%
	100%	100%

The allocation of the allowance for loan losses is based on estimates and is not intended to imply limitations on the usage of the allowance. The entire allowance is available to absorb any losses without regard to the category in which the loan is classified.

In 2011, $7.5 million was added to the allowance for loan losses (ALL) thorough the provision for loan loss expense compared to $3.2 million in the prior year. The increase in provision expense was due to a higher level of loan charge-offs and Management’s intention to ensure adequate ALL coverage for future losses inherent in the loan portfolio as of December 31, 2011 due to weakening credit quality. As a result of these actions, the ALL increased by $922 thousand during 2011.

Charged-off loans usually result from: (1) a borrower being legally relieved of loan repayment responsibility through bankruptcy,(2)insufficient proceeds from the sale of collateral to repay a loan; or (3) the borrower and/or guarantor does not own other marketable assets that, if sold, would generate sufficient sale proceeds to repay a loan.

The Bank recorded net loan charges-off of $6.6 million in 2011, nearly double the 2010 number of $3.4 million. The largest increase in gross charge-offs was in the residential real estate construction category, and the commercial, industrial and agricultural real estate category. Combined, these two categories accounted for $6.2 million of the total gross charge-offs and the year over year increase in these categories of $3.4 million represented more than the entire increase in gross charge-offs in 2010. Driving the increase in these categories were charge-offs of $4.9 million related to 4 relationships. Three of these credits are on nonaccrual status and accounted for $3.8 million of the $4.9 million increase, including the $1.9 million charge-off on the shared national credit previously discussed. In addition, the Bank recorded a charge-off of $1.3 million on four related credits that were moved to OREO. The Bank expects to see a continued reduction in consumer loan charge-offs due to ending its indirect lending activity. The majority of consumer loan charge-offs in past years were attributable to indirect loans.

Note 7. Premises and Equipment

Premises and equipment consist of:

		December 31
(Dollars in thousands)	Estimated Life	2011	2010
Land		$3,028	$3,028
Buildings and leasehold improvements	15 – 30 years, or lease term	22,296	22,036
Furniture, fixtures and equipment	3 – 10 years	13,991	13,555
Total cost		39,315	38,619
Less: Accumulated depreciation		(23,274)	(22,027)
Net premises and equipment		$16,041	$16,592

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Premises and Equipment  – (continued)

The following table shows the amount of depreciation and rental expense for the years ended December 31:

	2011	2010	2009
Depreciation expense	$1,293	$1,226	$1,284
Rent expense on leases	$406	$383	$385

The Corporation leases various premises and equipment for use in banking operations. Some of these leases provide renewal options of varying terms. The rental cost of these optional renewals is not included below. At December 31, 2011, future minimum payments on these leases are as follows:

(Amounts in thousands)
2012	$445
2013	384
2014	346
2015	364
2016	334
2017 and beyond	2,962
$4,835

Note 8. Goodwill and Intangible Assets

The following table summarizes the changes in goodwill:

	For the years ended December 31
(Amounts in thousands)	2011	2010
Beginning balance	$9,016	$9,159
Goodwill acquired	—	—
Adjustment to goodwill	—	(143)
Ending balance	$9,016	$9,016

The following table summarizes the other intangible assets at December 31:

	Core Deposit		Customer List
	2011	2010	2011	2010
Gross carrying amount	$3,252	$3,252	$589	$589
Accumulated amortization	(1,987)	(1,626)	(296)	(211)
Net carrying amount	$1,265	$1,626	$293	$378

The following table shows the amortization expense for the years ended December 31:

(Amounts in thousands)	2011	2010	2009
Amortization expense	$446	$457	$468

Core deposit intangibles are amortized over the estimated life of the acquired core deposits. At December 31, 2011 the remaining life was 3.5 years. The customer list intangible is amortized over the estimated life of the acquired customer list. At December 31, 2011, the remaining life was 6.9 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Goodwill and Intangible Assets  – (continued)

The following table shows the expected amortization expense for intangible assets:

(Amounts in thousands)
2012	$435
2013	424
2014	414
2015	223
2016	31
2017 – 2018	30

Note 9. Mortgage Servicing Rights

Activity pertaining to mortgage servicing rights and the related valuation allowance follows:

	For the Years Ended December 31
(Amounts in thousands)	2011	2010	2009
Cost of mortgage servicing rights:
Beginning balance	$933	$1,190	$1,551
Originations	—	10	8
Amortization	(203)	(267)	(369)
Ending balance	$730	$933	$1,190
Valuation allowance:
Beginning balance	$(330)	$(476)	$(688)
Valuation charges	(81)	(48)	—
Valuation reversals	49	194	212
Ending balance	$(362)	$(330)	$(476)
Mortgage servicing rights cost	$730	$933	$1,190
Valuation allowance	(362)	(330)	(476)
Carrying value	$368	$603	$714
Fair value	$368	$603	$714
Fair value assumptions:
Weighted average discount rate	10.00%	10.00%	10.00%
Weighted average prepayment speed	21.85%	15.55%	18.67%

The value of mortgage servicing rights is greatly affected by changes in mortgage interest rates and the resulting changes in prepayment speeds. The following chart shows the changes in fair value under different rate scenarios:

(Amounts in thousands) Changes in fair value:	2011	2010	2009
Rates + 1%	$87	$321	$226
Rates (1)%	($36)	($142)	($195)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Deposits

Deposits are summarized as follows:

	December 31
(Amounts in thousands)	2011	2010
Demand, noninterest-bearing checking	$104,245	$90,317
Interest-bearing checking	117,479	103,918
Money market	326,219	289,763
Savings	51,728	48,138
Total interest-bearing checking and savings	495,426	441,819
Retail time deposits	147,479	161,399
Brokered time deposits	40,836	40,796
Total time deposits	188,315	202,195
Total deposits	$787,986	$734,331
Overdrawn deposit accounts reclassified as loans	$232	$74

The following table shows the maturity of outstanding time deposits of $100,000 or more at December 31, 2011:

(Amounts in thousands)	Retail Time Deposits	Brokered Time Deposits	Total Time Deposits
Maturity distribution:
Within three months	$8,395	$1,224	$9,619
Over three through six months	6,634	4,278	10,912
Over six through twelve months	7,761	1,653	9,414
Over twelve months	14,678	669	15,347
Total	$37,468	$7,824	$45,292

At December 31, 2011 the scheduled maturities of time deposits are as follows:

(Amounts in thousands)	Retail Time Deposits	Brokered Time Deposits	Total Time Deposits
2012	$92,366	$7,409	$99,775
2013	31,570	15,250	46,820
2014	11,270	505	11,775
2015	12,206	7,000	19,206
2016	14	4,916	4,930
2017 and beyond	53	5,756	5,809
	$147,479	$40,836	$188,315

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Securities Sold Under Agreements to Repurchase, Short-Term Borrowings and Long-Term Debt

The Bank’s short-term borrowings are comprised of securities sold under agreements to repurchase and a line-of-credit with the Federal Home Loan Bank of Pittsburgh (Open Repo Plus). Securities sold under agreements to repurchase are overnight borrowings between the Bank and its commercial and municipal depositors. These accounts reprice weekly. Open Repo Plus is a revolving term commitment used on an overnight basis. The term of this commitment may not exceed 364 days and it reprices daily at market rates.

These borrowings are described below:

	December 31
	2011		2010
(Dollars in thousands)	Repurchase Agreements	FHLB Open Repo	Repurchase Agreements	FHLB Open Repo
Ending balance	$53,103	$—	$51,164	$—
Weighted average rate at year end	0.25%	—	0.25%	—
Range of interest rates paid at year end	0.25%	—	0.25%	—
Maximum month-end balance during the year	$71,485	$1,800	$68,622	$1,900
Average balance during the year	$60,136	$192	$60,262	$185
Weighted average interest rate during the year	0.25%	0.74%	0.25%	0.66%

The collateral for securities sold under agreements to repurchase consists of U.S. Government and U.S. Government agency securities with a fair value of $62.7 million and $57.1 million, respectively, at December 31, 2011 and 2010.

A summary of long-term debt at the end of the reporting period follows:

	December 31
(Amounts in thousands)	2011	2010
Loans from the Federal Home Loan Bank	$48,336	$70,885

The loans from the FHLB are comprised of term loans payable at maturity and amortizing advances. These loans have fixed interest rates ranging from 3.70% to 5.60% (weighted average rate of 4.18%) and final maturities ranging from January 2012 to November 2039. All borrowings from the FHLB are collateralized by FHLB stock, mortgage-backed securities and first mortgage loans.

The scheduled amortization and maturities of the FHLB borrowings at December 31, 2011 are as follows:

(Amounts in thousands)
2012	$24,500
2013	9,193
2014	2,201
2015	10,209
2016	218
2017 and beyond	2,015
$48,336

The Corporation’s maximum borrowing capacity with the FHLB at December 31, 2011, was $79.3 million. The total amount available to borrow at year-end was approximately $31.0 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Federal Income Taxes

The temporary differences which give rise to significant portions of deferred tax assets and liabilities are as follows:

	December 31
(Amounts in thousands)	2011	2010
Deferred Tax Assets
Allowance for loan losses	$3,306	$3,222
Deferred compensation	1,084	1,156
Purchase accounting	75	92
Deferred loan fees and costs, net	160	160
Intangibles	—	32
Capital loss carryover	887	303
Other than temporary impairment of investments	478	962
Accumulated other comprehensive loss	2,643	2,906
Other	536	88
	9,169	8,921
Valuation allowance	(1,232)	(1,151)
Total gross deferred tax assets	7,937	7,770
Deferred Tax Liabilities
Core deposit intangibles	430	553
Depreciation	163	68
Joint ventures and partnerships	61	64
Pension	674	196
Mortgage servicing rights	125	205
Customer list	100	129
Total gross deferred tax liabilities	1,553	1,215
Net deferred tax asset	$6,384	$6,555

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Bank will realize the benefits of these deferred tax assets.

The components of the provision for Federal income taxes attributable to income from operations were as follows:

	For the Years Ended December 31
(Amounts in thousands)	2011	2010	2009
Current tax expense	$502	$3,177	$2,753
Deferred tax (benefit) expense	(91)	(240)	(742)
Income tax provision	$411	$2,937	$2,011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Federal Income Taxes  – (continued)

For the years ended December 31, 2011, 2010, and 2009, the income tax provisions are different from the tax expense which would be computed by applying the Federal statutory rate to pretax operating earnings. A reconciliation between the tax provision at the statutory rate and the tax provision at the effective tax rate is as follows:

	For the Years Ended December 31
(Amounts in thousands)	2011	2010	2009
Tax provision at statutory rate	$2,373	$3,587	$2,923
Income on tax-exempt loans and securities	(1,167)	(701)	(787)
Nondeductible interest expense relating to carrying tax-exempt obligations	63	42	56
Dividends received exclusion	(20)	(12)	(36)
Income from bank owned life insurance	(226)	(218)	(212)
Life insurance proceeds	—	—	(94)
Valuation allowance	32	272	188
Stock option compensation	—	—	10
Other, net	(644)	(33)	(37)
Income tax provision	$411	$2,937	$2,011
Effective income tax rate	3.9%	27.8%	23.4%

During the second quarter of 2011, an internal review discovered that tax-exempt commercial loans booked in the fourth quarter of 2008, during 2009, 2010 and the first quarter of 2011 were not properly coded as tax-exempt in the Bank’s core processing system. This resulted in the income from these loans being recorded as taxable income and the benefit of the tax-exempt status was not reflected in the Corporation’s income tax calculation. After a thorough review of the affected loans to determine the unrecorded tax benefit, and consultation with the Corporation’s internal and external audit firms, the Corporation deemed the adjustment to be immaterial to the consolidated financial statements for the current and prior years and therefore, no prior period adjustment was required. The Corporation recorded the past income tax benefits during the second quarter of 2011. The adjustment to income tax expense made in the second quarter was a credit of approximately $660 thousand attributable to the years 2008, 2009 and 2010 and approximately $95 thousand attributable to the first quarter of 2011. This adjustment is reflected in the 2011 income tax expense. The second quarter tax adjustment of $660 thousand is reflected in the other, net line item of the reconciliation of the tax provision shown above.

At December 31, 2011, the Corporation had a capital loss carryover of $2.6 million. This loss carryover can only be offset with capital gains for federal income tax purposes. The tax benefit of this carryover is $887 thousand and the Corporation has recorded a valuation allowance of $887 thousand against the capital loss carryover.

The Corporation recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense for all periods presented. The Corporation is no longer subject to U.S. Federal examinations by tax authorities for the years before 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Accumulated Comprehensive Loss

The components of accumulated other comprehensive loss included in shareholders’ equity are as follows:

	December 31
(Amounts in thousands)	2011	2010
Net unrealized gains (losses) on securities	$1,427	$(1,026)
Tax effect	(485)	349
Net of tax amount	942	(677)
Net unrealized losses on derivatives	(1,738)	(1,752)
Tax effect	590	596
Net of tax amount	(1,148)	(1,156)
Accumulated pension adjustment	(7,462)	(5,771)
Tax effect	2,537	1,962
Net of tax amount	(4,925)	(3,809)
Total accumulated other comprehensive loss	$(5,131)	$(5,642)

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

During 2008, the Bank entered into two swap transactions. Each swap has a notional amount of $10 million with one maturing in 2013 and one in 2015. According to the terms of each transaction, the Bank pays fixed-rate interest payments and receives floating-rate payments. The swaps were entered into to hedge the Corporation’s exposure to changes in cash flows attributable to the effect of interest rate changes on variable-rate liabilities. At December 31, 2011, the fair value of the swaps was negative $1.7 million and was recognized in accumulated other comprehensive loss, net of tax.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Financial Derivatives  – (continued)

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

Information regarding the interest rate swaps as of December 31, 2011 follows:

		Interest Rate		Amount Expected to be Expensed into Earnings within the next 12 Months
(Dollars in thousands) Notional Amount	Maturity Date	Fixed	Variable
$10,000	5/30/2013	3.60%	0.03%	$358
$10,000	5/30/2015	3.87%	0.03%	$385

The variable rate is indexed to the 91-day Treasury Bill auction (discount) rate and resets weekly.

Fair Value of Derivative Instruments in the Consolidated Balance Sheets were as follows as of December 31, 2011:

Fair Value of Derivative Instruments
(Dollars in thousands) Date	Type	Balance Sheet Location	Fair Value
December 31, 2011	Interest rate contracts	Other liabilities	$1,738
December 31, 2010	Interest rate contracts	Other liabilities	$1,752

The Effect of Derivative Instruments on the Statement of Income for the years ended December 31, 2011, 2010 and 2009 follows:

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships
(Dollars in thousands) Date / Type	Amount of Gain or (Loss) Recognized in OCI net of tax on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
December 31, 2011
Interest rate contracts	$8	Interest Expense	$(727)	Other income (expense)	$—
December 31, 2010
Interest rate contracts	$(322)	Interest Expense	$(718)	Other income (expense)	$—
December 31, 2009
Interest rate contracts	$801	Interest Expense	$(716)	Other income (expense)	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Benefit Plans

The Bank has a 401(k) plan covering substantially all employees of F&M Trust who have completed one year and 1,000 hours of service. In 2011, employee contributions to the plan were matched at 100% up to 4% of each employee’s deferrals plus 50% of the next 2% of deferrals from participants’ eligible compensation. Under this plan, the maximum amount of employee contributions in any given year is defined by Internal Revenue Service regulations. In addition, a 100% discretionary profit sharing contribution of up to 2% of each employee’s eligible compensation is possible provided net income targets are achieved. The Personnel Committee of the Corporation’s Board of Directors approves the established net income targets annually. The related expense for the 401(k) plan, and the profit sharing plan as approved by the Board of Directors, was approximately $394 thousand in 2011, $368 thousand in 2010 and $366 thousand in 2009.

The Bank has a noncontributory pension plan covering substantially all employees of F&M Trust who meet certain age and service requirements. Benefits are based on years of service and the employee’s compensation using a career average formula for all employees. The pension plan was closed to new participants on April 1, 2007. The change to a career average formula in 2008 affected future pension benefits for some employees more than others, primarily long-term employees. In an attempt to minimize the affect of the change on these employees the Bank added the following benefits: (1) an additional annual contribution over 10 years to the 401(k) plan for pension participants that were deemed to have a significant expected shortfall as a result of the change to a career average formula; and (2) contributions to a non-qualified deferred compensation plan for current or potential highly-compensated employees that were deemed to have a significant expected shortfall as a result of the change to a career average formula. The annual contribution to the non-qualified plan ranges from 1% to 9% of the covered employee’s salary depending on such factors as the employee’s length of service and time to retirement. Any contribution made to the non-qualified plan is in lieu of the additional contribution made to the 401(k) plan identified as change number 1 above. The expense associated with the additional plans described above was $42 thousand in 2011, $46 thousand in 2010 and $51 thousand in 2009. The Bank’s funding policy is to contribute annually the amount required to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974. Contributions are intended to provide not only for the benefits attributed to service to date but also for those expected to be earned in the future.

Due to the low interest rate environment, the pension plan returns have been negatively affected and the Bank incurred substantially higher pension expense, $705 thousand in 2011, $441 thousand in 2010 and $567 thousand in 2009.

Pension plan asset classes include cash, fixed income securities and equities. The fixed income portion is comprised of Government Bonds, Corporate Bonds and Taxable Municipal Bonds; the equity portion is comprised of financial institution equities and individual corporate equities across a broad range of sectors. Investments are made on the basis of sound economic principles and in accordance with established guidelines. Target allocations of fund assets measured at fair value are as follows: fixed income, a range of 60% – 90%, equities, a range of 10% to 30% and cash as needed. The allocation as of December 31, 2011 is shown in a table within this note. The Bank has undertaken a restructuring of the portfolio in order to more closely align the duration of the assets with the duration of the pension liability.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Benefit Plans  – (continued)

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

The Committee revisits and determines the expected long-term rate of return on Plan assets annually. The policy of the Committee has been to take a conservative approach to all Plan assumptions. The expected long-term rate of return has remained steady at 7.5%, but is reviewed annually and historical investment returns play a significant role in determining what this rate should be.

The following table sets forth the plan’s funded status, based on the December 31, 2011, 2010 and 2009 actuarial valuations.

	For the Years Ended December 31
(Amounts in thousands)	2011	2010	2009
Change in projected benefit obligation
Benefit obligation at beginning of measurement year	$14,252	$13,287	$12,149
Service cost	358	365	354
Interest cost	729	742	738
Actuarial loss	2,570	782	748
Benefits paid	(771)	(924)	(702)
Benefit obligation at end of measurement year	17,138	14,252	13,287
Change in plan assets
Fair value of plan assets at beginning of measurement year	9,056	8,985	8,059
Actual return on plan assets net of expenses	1,261	369	1,385
Employer contribution	2,112	626	243
Benefits paid	(771)	(924)	(702)
Fair value of plan assets at end of measurement year	11,658	9,056	8,985
Funded status of projected benefit obligation at end of measurement year	$(5,480)	$(5,196)	$(4,302)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Benefit Plans  – (continued)

	For the Years Ended December 31
	2011	2010	2009
Amounts recognized in accumulated other comprehensive income (loss), net of tax
Net actuarial loss	$(8,059)	$(6,494)	$(5,541)
Prior service cost obligation	597	723	848
	(7,462)	(5,771)	(4,693)
Tax effect	2,537	1,962	1,596
Net amount recognized in accumulated comprehensive loss	$(4,925)	$(3,809)	$(3,097)

	For the Years Ended December 31
	2011	2010	2009
Components of net periodic pension cost
Service cost	$358	$365	$354
Interest cost	729	742	738
Expected return on plan assets	(757)	(838)	(753)
Amortization of prior service cost	(126)	(125)	(126)
Recognized net actuarial loss	501	297	354
Net periodic pension cost	$705	$441	$567

	For the Years Ended December 31
	2011	2010	2009
Assumptions used to determine benefit obligations as of measurement date:
Discount rate	4.18%	5.28%	5.79%
Rate of compensation increase	4.00%	4.00%	4.50%
Assumptions used to determine net periodic benefit cost:
Discount rate	5.28%	5.79%	6.13%
Expected long-term return on plan assets	7.50%	8.00%	8.00%
Rate of compensation increase	4.50%	4.50%	4.50%
Asset allocations as of measurement date:
Cash and cash equivalents	3%	12%	3%
Common stocks	25%	18%	23%
Corporate bonds	7%	7%	12%
Municipal bonds	62%	59%	58%
Insurance contracts	3%	4%	4%
Total	100%	100%	100%
Shares of the Corporation’s common stock held in the plan Value of shares (in thousands)	$36	$52	$47
Percent of total plan assets	0.3%	0.6%	0.5%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Benefit Plans  – (continued)

	For the Years Ended December 31
	2011	2010	2009
Reconciliation of Funded Status
Funded Status	$(5,480)	$(5,196)	$(4,302)
Unrecognized net actuarial loss	8,059	6,494	5,541
Unrecognized prior service cost	(597)	(723)	(848)
Net Asset recognized	$1,982	$575	$391
Accumulated Benefit Obligation	$16,532	$13,680	$12,691

The following table sets forth by level, within the fair value hierarchy, the Plan’s investments at fair value as of December 31, 2011 and 2010:

For more information on the levels within the fair value hierarchy, please refer to Note 20.

(Dollars in Thousands)	December 31, 2011
Asset Description	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$394	$395	$—	$—
Common stocks	2,870	2,870	—	—
Corporate bonds	833	—	833	—
Municipal bonds	7,238	—	7,238	—
Cash value of life insurance	83	—	—	83
Deposit in immediate participation guarantee contract	240	—	—	240
Total assets	$11,658	$3,265	$8,071	$323

(Dollars in Thousands)	December 31, 2010
Asset Description	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,128	$1,128	$—	$—
Common stocks	1,655	1,655	—	—
Corporate bonds	610	—	610	—
Municipal bonds	5,314	—	5,314	—
Cash value of life insurance	122	—	—	122
Deposit in immediate particpation guarantee contract	227	—	—	227
Total assets	$9,056	$2,783	$5,924	$349

The following table sets forth a summary of the changes in the fair value of the Plan’s level 3 investments for the year ended December 31, 2011:

	Cash Value of Life Insurance	Deposits in Immediate Participation Guarantee Contract
Balance – January 1, 2011	$122	$227
Unrealized gain (loss) relating to investments held at the reporting date	5	4
Purchases, sales, issuances and settlement, net	(44)	9
Balance – December 31, 2011	$83	$240

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Benefit Plans  – (continued)

Contributions

The Bank expects to contribute $980 thousand to its pension plan in 2012. This amount will meet the minimum funding requirements.

Estimated future benefit payments at December 31, 2011 (in thousands)
2012	$756
2013	791
2014	854
2015	843
2016	916
2017 – 2021	4,725
$8,885

Note 16. Stock Purchase Plans

In 2004, the Corporation adopted the Employee Stock Purchase Plan of 2004 (ESPP), replacing the ESPP of 1994 that expired in 2004. Under the ESPP of 2004, options for 250,000 shares of stock can be issued to eligible employees. The number of shares that can be purchased by each participant is defined by the plan and the Board of Directors sets the option price. However, the option price cannot be less than 90% of the fair market value of a share of the Corporation’s common stock on the date the option is granted. The Board of Directors also determines the expiration date of the options; however, no option may have a term that exceeds 1 year from the grant date. ESPP options are exercisable immediately upon grant. Any shares related to unexercised options are available for future grant. As of December 31, 2011 there are 212,863 shares available for future grants. The Board of Directors may amend, suspend or terminate the ESPP at any time.

The grant price of the 2011 ESPP options was set at 95% of the stock’s fair value at the time of the award. Therefore, no compensation expense was recognized in 2011 for the ESPP.

In 2002, the Corporation adopted the Incentive Stock Option Plan of 2002 (ISOP). Under the ISOP, options for 250,000 shares of stock can be issued to selected Officers, as defined in the plan. The number of options available to be awarded to each eligible Officer is determined by the Board of Directors, but is limited with respect to the aggregate fair value of the options as defined in the plan. The exercise price of the option shall be equal to the fair value of a share of the Corporation’s common stock on the date the option is granted. The options have a life of 10 years and may be exercised only after the optionee has completed 6 months of continuous employment with the Corporation or its Subsidiary immediately following the grant date, or upon a change of control as defined in the plan. As of December 31, 2011 there are 154,877 shares available for future grants. The ISOP has a 10-year plan life with respect to the granting of new awards. However, awards granted prior to expiration of the plan will continue to be exercisable in accordance with the plan. The risk-free interest rate is the U.S. Treasury rate commensurate with the expected average life of the option at the date of grant. The Corporation uses the “simplified” method for estimating the expected term of the ISO award.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. Stock Purchase Plans  – (continued)

The ESPP and ISOP options outstanding at December 31, 2011 are all exercisable. The ESPP options expire on July 02, 2012 and the ISOP options expire 10 years from the grant date. The following table summarizes the stock option activity:

(Amounts in thousands except share and per share data)	ESPP Options	Weighted Average Price Per Share	Aggregate Intrinsic Value
Balance Outstanding at December 31, 2008	34,520	$22.08
Granted	27,241	16.61
Exercised	(113)	16.61
Expired	(35,233)	21.97
Balance Outstanding at December 31, 2009	26,415	16.61
Granted	25,973	16.81
Exercised	(1,138)	16.71
Expired	(27,069)	16.62
Balance Outstanding at December 31, 2010	24,181	16.81
Granted	26,792	16.75
Exercised	(1,776)	16.80
Expired	(23,502)	16.81
Balance Outstanding at December 31, 2011	25,695	$16.75	—

	ISOP Options	Weighted Average Price Per Share
Balance Outstanding at December 31, 2008	76,724	$24.86
Granted	14,900	16.11
Exercised	—	—
Forfeited	(1,500)	21.82
Balance Outstanding at December 31, 2009	90,124	23.46
Granted	—	—
Exercised	(500)	16.11
Forfeited	(6,750)	24.47
Balance Outstanding at December 31, 2010	82,874	23.42
Granted	—	—
Exercised	—	—
Forfeited	—	—
Balance Outstanding at December 31, 2011	82,874	$23.42	—

The following table provides information about the options outstanding at December 31, 2011:

Stock Option Plan	Options Outstanding and Exercisable	Exercise Price or Price Range	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
Employee Stock Purchase Plan	25,695	$16.75	$16.75	0.5
Incentive Stock Option Plan	12,900	$16.11 – $18.42	$16.11	7.2
Incentive Stock Option Plan	10,000	$18.42 – $20.74	$20.00	0.3
Incentive Stock Option Plan	4,999	$20.74 – $23.05	$21.42	1.1
Incentive Stock Option Plan	24,825	$23.05 – $25.37	$24.04	5.7
Incentive Stock Option Plan	30,150	$25.37 – $27.68	$27.51	3.5
ISOP Total/Average	82,874		$23.42	4.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. Stock Purchase Plans  – (continued)

The fair value of the ISOP options granted has been estimated using the Black-Scholes method and the following assumptions for the years shown:

	2011	2010	2009
Incentive Stock Option Plan
Options granted	—	—	14,900
Risk-free interest rate	—	—	2.07%
Expected volatility of the Corporation’s stock	—	—	32.62%
Expected dividend yield	—	—	5.92%
Expected life (in years)	—	—	5.25
Weighted average fair value of options granted	$—	$—	$1.95
(Dollars in thousands)
Compensation expense included in net income
ESPP	$—	$—	$—
ISOP	—	—	29
Total compensation expense included in net income	$—	$—	$29

Note 17. Deferred Compensation Agreement

The Corporation has entered into deferred compensation agreements with four directors that provides for the payment of benefits over a ten-year period, beginning at age 65. At inception, the present value of the obligations under these deferred compensation agreements amounted to approximately $600 thousand, which is being accrued over the estimated remaining service period of these officers and directors. These obligations are partially funded through life insurance covering these individuals. Expense associated with the agreements was $20 thousand for 2011, $22 thousand for 2010 and $22 thousand for 2009.

The Corporation has two deferred compensation agreements it recorded as part of its acquisition of Fulton Bancshares Corporation in 2006 and no expense for these plans was recognized in 2011.

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

The following table provides information regarding approved stock repurchase plans.

(Amounts in thousands, except share information)

Plan Approved	Expiration Date	Shares Authorized	Shares Repurchased Under Approved Plan
			2011	2010	Total	Cost
July 8, 2010	July 8, 2011	100,000	—	—	—	—
Number of Treasury shares held at year-end			396,174	397,950

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18. Shareholders’ Equity  – (continued)

Effective September 30, 2010, the Corporation amended its dividend reinvestment plan for shareholders electing to purchase additional shares of the Corporation’s common stock by reinvesting cash dividends paid on their shares or through optional cash payments. Under the amended plan, the Corporation has modified the minimum and maximum amounts that may be invested pursuant to the voluntary cash payment option under the plan, provided for the investment of voluntary cash payments as frequently as weekly, permitted participants to make voluntary cash payments via direct draft (ACH transfer); and modified the formula for determining the purchase price with respect to shares purchased under the plan directly from the Corporation. The Corporation also authorized one million (1,000,000) shares of its currently authorized common stock to be issued under the amended plan. During 2011, 102,200 shares of common stock were purchased through the dividend reinvestment plan at a cost of $1.7 million.

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

Unless noted otherwise, the Bank does not require collateral or other security to support financial instruments with credit risk. The Bank had the following outstanding commitments as of December 31:

(Amounts in thousands)	2011	2010
Financial instruments whose contract amounts represent credit risk:
Commercial commitments to extend credit	$179,369	$159,166
Consumer commitments to extend credit (secured)	37,113	34,914
Consumer commitments to extend credit (unsecured)	5,077	4.797
	$221,559	$198,877
Standby letters of credit	$28,191	$20,467

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19. Commitments and Contingencies  – (continued)

Standby letters of credit are instruments issued by the Bank, which guarantee the beneficiary payment by the Bank in the event of default by the Bank’s customer in the nonperformance of an obligation or service. Most standby letters of credit are extended for one-year periods. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral supporting those commitments for which collateral is deemed necessary primarily in the form of certificates of deposit and liens on real estate. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of December 31, 2011 and 2010 for guarantees under standby letters of credit issued is not material.

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

The fair value of the Corporation’s financial instruments are as follows:

	December 31, 2011		December 31, 2010
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$34,144	$34,144	$22,106	$22,106
Investment securities available for sale	125,301	125,301	117,616	117,616
Restricted stock	5,022	5,022	6,159	6,159
Net loans	756,687	765,707	739,841	750,944
Accrued interest receivable	3,391	3,391	3,662	3,662
Mortgage servicing rights	368	368	603	603
Financial liabilities:
Deposits	$787,986	$790,887	$734,331	$737,274
Securities sold under agreements to repurchase	53,103	53,103	51,164	51,164
Long-term debt	48,336	51,015	70,885	74,695
Accrued interest payable	561	561	757	757
Interest rate swaps	1,738	1,738	1,752	1,752

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20. Fair Value Measurements and Fair Values of Financial Instruments  – (continued)

The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Corporation’s financial instruments at December 31, 2011 and 2010:

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

Derivatives:

The fair value of the interest rate swaps is based on other similar financial instruments and is classified as Level 2.

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

Level 2:  Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. There may be substantial differences in the assumptions used for securities within the same level. For example, prices for U.S. Agency securities have fewer assumptions and are closer to level 1 valuations than the private label mortgage backed securities that require more assumptions and are closer to level 3 valuations.

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

For financial assets and liabilities measured at fair value on a recurring basis, there were no transfers of financial assets or liabilities between Level 1 and Level 2 during the period ending December 31, 2011.

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2011 and 2010 are as follows:

	Fair Value at December 31, 2011
(Dollars in Thousands)	Level 1	Level 2	Level 3	Total
Asset Description
Equity securities	$1,759	$—	$—	$1,759
Obligations of U.S. Government agencies	—	13,229	—	13,229
Obligations of state and political subdivisions	—	45,081	—	45,081
Corporate debt securities	—	2,414	—	2,414
Trust Preferred Securities	—	4,618	—	4,618
Agency mortgage-backed securities	—	55,285	—	55,285
Private-label mortgage-backed securities	—	2,867	—	2,867
Asset-backed securities	—	48	—	48
Total assets	$1,759	$123,542	$—	$125,301
Liability Description
Interest rate swaps	$—	$1,738	$—	$1,738
Total liabilities	$—	$1,738	$—	$1,738

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20. Fair Value Measurements and Fair Values of Financial Instruments  – (continued)

	Fair Value at December 31, 2010
(Dollars in Thousands)	Level 1	Level 2	Level 3	Total
Asset Description
Equity securities	$3,638	$—	$—	$3,638
Obligations of U.S. Government agencies	—	14,785	—	14,785
Obligations of state and political subdivisions	—	39,952	—	39,952
Corporate debt securities	—	2,665	—	2,665
Trust Preferred Securities	—	4,197	—	4,197
Agency mortgage-backed securities	—	48,297	—	48,297
Private-label mortgage-backed securities	—	4,029	—	4,029
Asset-backed securities	—	53	—	53
Total assets	$3,638	$113,978	$—	$117,616
Liability Description
Interest rate swaps	$—	$1,752	$—	$1,752
Total liabilities	$—	$1,752	$—	$1,752

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

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2011 and 2010 are as follows:

	Fair Value at December 31, 2011
(Dollars in Thousands)	Level 1	Level 2	Level 3	Total
Asset Description
Impaired loans with specific allowance	$—	$—	$13,705	$13,705
Other real estate owned	—	—	3,224	3,224
Mortgage servicing rights	—	—	368	368
Total assets	$—	$—	$17,297	$17,297

	Fair Value at December 31, 2010
(Dollars in Thousands)	Level 1	Level 2	Level 3	Total
Asset Description
Impaired loans with specific allowance	$—	$—	$16,973	$16,973
Other real estate owned	—	—	618	618
Mortgage servicing rights	—	—	603	603
Total assets	$—	$—	$18,194	$18,194

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

The Corporation did not record any liabilities at fair value for which measurement of the fair value was made on a nonrecurring basis at December 31, 2011.

Note 21. Parent Company (Franklin Financial Services Corporation) Financial Information

Balance Sheets

	December 31
(Amounts in thousands)	2011	2010
Assets:
Cash and cash equivalents	$419	$488
Investment securities, available for sale	619	783
Equity investment in subsidiaries	84,320	80,028
Other assets	1,836	1,590
Total assets	$87,194	$82,889
Liabilities:
Other liabilities	$12	$250
Total liabilities	12	250
Shareholders’ equity	87,182	82,639
Total liabilities and shareholders’ equity	$87,194	$82,889

Statements of Income

	Years Ended December 31
(Amounts in thousands)	2011	2010	2009
Income:
Dividends from Bank subsidiary	$3,231	$4,210	$4,311
Interest and dividend income	28	26	16
OTTI losses on securities	(4)	(201)	(67)
Less: Loss recognized in other comprehensive loss (before taxes)	—	—	—
Net OTTI losses recognized in earnings	(4)	(201)	(67)
Securities gains (losses), net	(37)	8	(131)
	3,218	4,043	4,129
Expenses:
Operating expenses	728	772	767
Income before income taxes and equity in undistributed income of subsidiaries	2,490	3,271	3,362
Income tax benefit	236	272	292
Equity in undistributed income of subsidiaries	3,843	4,069	2,931
Net income	$6,569	$7,612	$6,585

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21. Parent Company (Franklin Financial Services Corporation) Financial Information  – (continued)

Statements of Cash Flows

	Years Ended December 31
(Amounts in thousands)	2011	2010	2009
Cash flows from operating activities
Net income	$6,569	$7,612	$6,585
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiary	(3,843)	(4,069)	(2,931)
Securities losses (gains)	37	(8)	131
OTTI writedown on equity securities	4	201	67
(Increase) decrease in other assets	(245)	(204)	(183)
(Decrease) increase in other liabilities	(238)	—	239
Stock option compensation	—	—	29
Other, net	103	13	(359)
Net cash provided by operating activities	2,387	3,545	3,578
Cash flows from investing activities
Proceeds from sales of investment securities	81	21	4
Net cash provided by investing activities	81	21	4
Cash flows from financing activities
Dividends paid	(4,273)	(4,194)	(4,145)
Common stock issued from treasury stock	—	—	2
Common stock issued under stock option plans	30	26	—
Treasury shares issued to fund dividend reinvestment plan	—	617	777
Common stock issued under dividend reinvestment plan	1,706	316	—
Purchase of treasury shares	—	—	(160)
Net cash used in financing activities	(2,537)	(3,235)	(3,526)
(Decrease) increase in cash and cash equivalents	(69)	331	56
Cash and cash equivalents as of January 1	488	157	101
Cash and cash equivalents as of December 31	$419	$488	$157

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22. Quarterly Results of Operations (unaudited)

The following is a summary of the quarterly results of consolidated operations of Franklin Financial for the years ended December 31, 2011 and 2010:

(Amounts in thousands, except per share)	Three months ended
	March 31	June 30	September 30	December 31
2011
Interest income	$10,300	$10,493	$10,403	$10,595
Interest expense	2,405	2,408	2,287	2,054
Net interest income	7,895	8,085	8,116	8,541
Provision for loan losses	900	1,767	2,775	2,082
Other noninterest income	2,511	2,481	2,275	3,017
Securities gains (losses)	11	(55)	138	(178)
Noninterest expense	7,022	7,433	6,996	6,883
Income before income taxes	2,495	1,311	758	2,415
Income tax (benefit)	646	(447)	(301)	512
Net Income	$1,849	$1,758	$1,059	$1,903
Basic earnings per share	$0.47	$0.45	$0.27	$0.47
Diluted earnings per share	$0.47	$0.45	$0.27	$0.47
Dividends declared per share	$0.27	$0.27	$0.27	$0.27

(Amounts in thousands, except per share)	Three months ended
	March 31	June 30	September 30	December 31
2010
Interest income	$10,916	$10,866	$10,984	$10,518
Interest expense	3,371	3,221	3,066	2,785
Net interest income	7,545	7,645	7,918	7,733
Provision for loan losses	625	625	625	1,360
Other noninterest income	2,401	2,422	2,282	2,645
Securities (losses) gains	(6)	20	(374)	(24)
Noninterest expense	6,660	6,525	6,635	6,603
Income before income taxes	2,655	2,937	2,566	2,391
Income taxes	681	778	763	715
Net Income	$1,974	$2,159	$1,803	$1,676
Basic earnings per share	$0.51	$0.56	$0.46	$0.43
Diluted earnings per share	$0.51	$0.56	$0.46	$0.43
Dividends declared per share	$0.27	$0.27	$0.27	$0.27

Due to rounding, the sum of the quarters may not equal the amount reported for the year.

Note 23. Subsequent Events

Immediately prior to the release of the December 31, 2011 10-K, the Bank obtained an appraisal on a $5.2 million loan from the lead bank in a loan participation. In accordance with the Bank’s loan policy and regulatory guidance, the Bank conducts third-party reviews of appraisals for loans it considers to be significant or complex. Furthermore, in this particular case, the Bank has identified several inconsistencies in the appraisal as compared to an appraisal on the same property a year earlier causing the Bank to believe the appraisal may be incorrect. At this time, this review process has not been completed nor has the valuation been confirmed. However, preliminary estimates indicate that a loss on this loan is possible and could range from $0 to $1.1 million, pre-tax, in addition to the $467 thousand specifically reserved for this loan.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2011, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Management Report on Internal Control Over Financial Reporting

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2011, the Corporation’s internal control over financial reporting is effective based on those criteria.

There were no changes during the fourth quarter of 2011 in the Corporation’s internal control over financial reporting which materially affected, or which are reasonably likely to affect, the Corporation’s internal control over financial reporting.

The Corporation’s independent registered public accounting firm has audited the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2011. Their report is included herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Franklin Financial Services Corporation
Chambersburg, Pennsylvania

We have audited Franklin Financial Services Corporation and its subsidiaries’ (the “Corporation”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A corporation’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A corporation’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the corporation; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the corporation are being made only in accordance with authorizations of management and directors of the corporation; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the corporation’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Franklin Financial Services Corporation and its subsidiaries as of December 31, 2011 and 2010 and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated March 9, 2012 expressed an unqualified opinion.

/s/ ParenteBeard LLC
Harrisburg, Pennsylvania
March 9, 2012

Item 9B. Other Information

None

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item relating to the directors and executive officers of the Corporation is incorporated herein by reference to the information set forth under the heading “INFORMATION CONCERNING THE ELECTION OF DIRECTORS — Information about Nominees, Continuing Directors and Executive Officers” and under the heading “ADDITIONAL INFORMATION — Executive Officers” appearing in the Corporation’s proxy statement dated March 27, 2012.

The information required by this item relating to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information set forth under the heading “ADDITIONAL INFORMATION — Compliance with Section 16(a) of the Exchange Act” appearing in the Corporation’s proxy statement dated March 27, 2012.

The information required by this item relating to the Corporation’s code of ethics is incorporated herein by reference to the information set forth under the heading “INFORMATION CONCERNING CORPORATE GOVERNANCE POLICIES, PRACTICES AND PROCEDURES” appearing in the Corporation’s proxy statement dated March 27, 2012. The Corporation will file on Form 8-K any amendments to, or waivers from, the code of ethics applicable to any of its directors or executive officers.

The information required by this item relating to material changes to the procedures by which the Corporation’s shareholders may recommend nominees to the Board of Directors is incorporated herein by reference to the information set forth under the heading “INFORMATION CONCERNING THE ELECTION OF DIRECTORS — Nominations for Election of Directors” appearing in the Corporation’s proxy statement dated March 27, 2012.

The information required by this item relating to the Corporation’s audit committee and relating to an audit committee financial expert is incorporated herein by reference to the information set forth under the heading “COMMITTEES OF THE BOARD OF DIRECTORS — Audit Committee” appearing, in the Corporation’s proxy statement dated March 27, 2012.

Item 11. Executive Compensation

The information required by this item relating to executive compensation is incorporated herein by reference to the information set forth under the heading “EXECUTIVE COMPENSATION” appearing in the Corporation’s proxy statement dated March 27, 2012; provided, however, that the information set forth under the subheading “Compensation Committee Report” is intended to be furnished and not filed.

The information required by this item relating to the compensation committee interlocks and insider participation is incorporated herein by reference to the information set forth under the heading “COMMITTEES OF THE BOARD OF DIRECTORS — Compensation Committee Interlocks and Insider Participation” appearing in the Corporation’s proxy statement dated March 27, 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
Matters

The information required by this item relating to securities authorized for issuance under executive compensation plans is incorporated herein by reference to the information set forth under the heading “EXECUTIVE COMPENSATION — Compensation Tables and Additional Compensation Disclosure — Equity Compensation Plan Information” appearing in the Corporation’s proxy statement dated March 27, 2012.

The information required by this item relating to security ownership of certain beneficial owners is incorporated herein by reference to the information set forth under the heading “GENERAL INFORMATION — Voting of Shares and Principal Holders Thereof’ appearing in the Corporation’s proxy statement dated March 27, 2012.

The information required by this item relating to security ownership of management is incorporated herein by reference to the information set forth under the heading “INFORMATION CONCERNING THE ELECTION OF DIRECTORS — Information about Nominees, Continuing Directors and Executive Officers” appearing in the Corporation’s proxy statement dated March 27, 2012.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item relating to transactions with related persons is incorporated herein by reference to the information set forth under the heading “ADDITIONAL INFORMATION — Transactions with Related Persons” appearing in the Corporation’s proxy statement dated March 27, 2012.

The information required by this item relating to director independence is incorporated herein by reference to the information set forth under the heading “INFORMATION CONCERNING THE ELECTION OF DIRECTORS — Director Independence” and under the heading “ADDITIONAL INFORMATION — Transactions with Related Persons” appearing in the Corporation’s proxy statement dated March 27, 2012.

Item 14. Principal Accountant Fees and Services

The information required by this item relating to principal accountant fees and services is incorporated herein by reference to the information set forth under the heading “RELATIONSHIP WITH INDEPENDENT PUBLIC ACCOUNTANTS” appearing in the Corporation’s proxy statement dated March 27, 2012.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:
(1)	The following Consolidated Financial Statements of the Corporation:

(2)	All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and have therefore been omitted.
(3)	The following exhibits are part of this report:

3.1	Articles of Incorporation of the Corporation
3.2	Bylaws of the Corporation
4.	Instruments defining the rights of security holders, including indentures, are contained in the Articles of Incorporation (Exhibit 3.1) and the Bylaws (Exhibit 3.2)
10.1	Deferred Compensation Agreements with Bank Directors*
10.2	Directors’ Deferred Compensation Plan*
10.3	Incentive Stock Option Plan*
10.4	Management Group Pay for Performance Plan*
10.5	Directors Pay for Performance Plan*
14.	Code of Ethics posted on the Corporation’s website
21	Subsidiaries of the Corporation
23.1	Consent of ParenteBeard LLC
31.1	Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer)
31.2	Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer)
32.1	Section 1350 Certification (Chief Executive Officer)
32.2	Section 1350 Certification (Chief Financial Officer)
101	Interactive Data File (XBRL)**

*	Compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.
(b)	The exhibits required to be filed as part of this report are submitted as a separate section of this report.
(c)	Financial Statement Schedules: None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRANKLIN FINANCIAL SERVICES CORPORATION
Dated: March 9, 2012	By: /s/ William E. Snell, Jr. William E. Snell, Jr. President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ G. Warren Elliott G. Warren Elliott	Chairman of the Board and Director	March 9, 2012
/s/ William E. Snell, Jr. William E. Snell, Jr.	President and Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2012
/s/ Mark R. Hollar Mark R. Hollar	Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2012
/s/ Charles S. Bender II Charles S. Bender II	Director	March 9, 2012
/s/ Martin R. Brown Martin R. Brown	Director	March 9, 2012
/s/ Daniel J. Fisher Daniel J. Fisher	Director	March 9, 2012
/s/ Donald A. Fry Donald A. Fry	Director	March 9, 2012
/s/ Allan E. Jennings, Jr. Allan E. Jennings, Jr.	Director	March 9, 2012
/s/ Stanley J. Kerlin Stanley J. Kerlin	Director	March 9, 2012
/s/ Donald H. Mowery Donald H. Mowery	Director	March 9, 2012
/s/ Stephen E. Patterson Stephen E. Patterson	Director	March 9, 2012
/s/ Martha B. Walker Martha B. Walker	Director	March 9, 2012

Exhibit Index for the Year
Ended December 31, 2011

Item	Description
3.1	Articles of Incorporation of the Corporation. (Filed as Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.)
3.2	Bylaws of the Corporation. (Filed as Exhibit 99 to Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.)
4.	Instruments defining the rights of securities holders, including indentures, are contained in the Articles of Incorporation (Exhibit 3.1) and Bylaws (Exhibit 3.2)
10.1	Deferred Compensation Agreements with Bank Directors. (Filed as Exhibit 10.1 to Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.)*
10.2	Director’s Deferred Compensation Plan. (Filed as Exhibit 10.2 to Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.)*
10.3	Incentive Stock Option Plan (Filed as Exhibit 99.1 to Registration Statement No. 3390348 on Form S-8 and incorporated herein by reference.)*
10.4	Management Group Pay for Performance Program (Filed as Exhibit 10.4 to Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.)*
10.5	Directors Pay for Performance Program (Filed as Exhibit 10.5 to Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.)*
14.	Code of Ethics posted on the Corporation’s website
21.	Subsidiaries of Corporation — filed herewith
23.1	Consent of ParenteBeard LLC — filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer) — filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer) — filed herewith
32.1	Section 1350 Certification (Chief Executive Officer) — filed herewith
32.2	Section 1350 Certification (Chief Financial Officer) — filed herewith
101	Interactive Data File (XBRL)**

*	Compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.