Form 10-Q
period 2012-03-31
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2012-05-10
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012,

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

There were 4,059,881 outstanding shares of the Registrant’s common stock as of April 30, 2012.

Part I FINANCIAL INFORMATION

Item 1 Financial Statements

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

(unaudited)

	March 31	December 31
	2012	2011

Assets
Cash and due from banks	$17,058	$16,932
Interest-bearing deposits in other banks	69,315	17,212
Total cash and cash equivalents	86,373	34,144
Investment securities available for sale, at fair value	121,722	125,301
Restricted stock	4,772	5,022
Loans	763,636	766,410
Allowance for loan losses	(9,507)	(9,723)
Net Loans	754,129	756,687
Premises and equipment, net	15,961	16,041
Bank owned life insurance	20,440	20,273
Goodwill	9,016	9,016
Other intangible assets	1,449	1,558
Other real estate owned	3,123	3,224
Deferred tax assets	6,224	6,384
Other assets	12,689	12,598
Total assets	$1,035,898	$990,248

Liabilities
Deposits
Demand (non-interest bearing)	$117,553	$104,245
Savings and interest checking	521,334	495,426
Time	196,647	188,315
Total Deposits	835,534	787,986
Securities sold under agreements to repurchase	52,300	53,103
Long-term debt	46,659	48,336
Other liabilities	13,143	13,641
Total liabilities	947,636	903,066

Shareholders' equity
Common stock $1 par value per share, 15,000,000 shares authorized with 4,453,452 shares issued and 4,057,278 shares outstanding at March 31, 2012 and 4,419,258 shares issued and 4,023,084 shares outstanding at December 31, 2011	4,453	4,419
Capital stock without par value, 5,000,000 shares authorized with no shares issued or outstanding	-	-
Additional paid-in capital	35,153	34,698
Retained earnings	60,559	60,280
Accumulated other comprehensive loss	(4,819)	(5,131)
Treasury stock, 396,174 shares at cost at March 31, 2012 and
December 31, 2011, respectively	(7,084)	(7,084)
Total shareholders' equity	88,262	87,182
Total liabilities and shareholders' equity	$1,035,898	$990,248

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Income

(Dollars in thousands, except per share data)

(unaudited)

	For the Three Months Ended
	March 31
	2012	2011

Interest income
Loans, including fees	$9,099	$9,342
Interest and dividends on investments:
Taxable interest	433	583
Tax exempt interest	366	343
Dividend income	16	25
Deposits and obligations of other banks	37	7
Total interest income	9,951	10,300

Interest expense
Deposits	1,455	1,670
Securities sold under agreements to repurchase	20	33
Short-term borrowings	-	1
Long-term debt	492	701
Total interest expense	1,967	2,405
Net interest income	7,984	7,895
Provision for loan losses	1,950	900
Net interest income after provision for loan losses	6,034	6,995

Noninterest income
Investment and trust services fees	967	932
Loan service charges	272	481
Mortgage banking activities	47	10
Deposit service charges and fees	474	536
Other service charges and fees	235	127
Debit card income	275	235
Increase in cash surrender value of life insurance	167	165
Other	126	25

Securities gains (losses), net	-	11
Total noninterest income	2,563	2,522

Noninterest Expense
Salaries and benefits	3,796	3,713
Net occupancy expense	519	531
Furniture and equipment expense	209	223
Advertising	315	292
Legal and professional fees	279	271
Data processing	413	381
Pennsylvania bank shares tax	187	165
Intangible amortization	109	111
FDIC insurance	261	311
Other	922	1,024
Total noninterest expense	7,010	7,022
Income before federal income taxes	1,587	2,495
Federal income tax expense	218	646
Net income	$1,369	$1,849

Per share
Basic earnings per share	$0.34	$0.47
Diluted earnings per share	$0.34	$0.47
Cash dividends declared per share	$0.27	$0.27

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Comprehensive Income

(unaudited)

	For the Three Months Ended
(Dollars in thousands)	March 31
	2012	2011
Net Income	$1,369	$1,849

Securities:
Unrealized gains arising during the period	262	737
Reclassification adjustment for gains included in net income	-	(11)
Net unrealized gains	262	726
Tax effect	(89)	(247)
Net of tax amount	173	479

Derivatives:
Unrealized gains arising during the period	29	66
Reclassification adjustment for losses included in net income	181	175
Net unrealized gains	210	241
Tax effect	(71)	(83)
Net of tax amount	139	158

Total Other Comprehensive Income	312	637
Total Comprehensive Income	$1,681	$2,486

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Changes in Shareholders' Equity

For the Three Months Ended March 31, 2012 and 2011

(unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
(Dollars in thousands, except per share data)	Stock	Capital	Earnings	Loss	Stock	Total

Balance at December 31, 2010	$4,317	$33,096	$57,984	$(5,642)	$(7,116)	$82,639

Net income	-	-	1,849	-	-	1,849
Unrealized gain on securities, net of reclassification adjustments and taxes	-	-	-	479	-	479
Unrealized gain on hedging activities, net of reclassification adjustments and taxes	-	-	-	158	-	158

Cash dividends declared, $.27 per share	-	-	(1,058)	-	-	(1,058)
Treasury shares issued under stock option plans, 26 shares	-	-	-	-	1	1
Common stock issued under dividend reinvestment plan, 13,790 shares	14	258	-	-	-	272
Balance at March 31, 2011	$4,331	$33,354	$58,775	$(5,005)	$(7,115)	$84,340

Balance at December 31, 2011	$4,419	$34,698	$60,280	($5,131)	($7,084)	$87,182

Net income	-	-	1,369	-	-	1,369
Unrealized gain on securities, net of reclassification adjustments and taxes	-	-	-	173	-	173
Unrealized gain on hedging activities, net of reclassification adjustments and taxes	-	-	-	139	-	139

Cash dividends declared, $.27 per share	-	-	(1,090)	-	-	(1,090)
Common stock issued to dividend reinvestment plan: 34,193 shares	34	455	-	-	-	489
Balance at March 31, 2012	$4,453	$35,153	$60,559	($4,819)	($7,084)	$88,262

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31
	2012	2011
(Dollars in thousands)
Cash flows from operating activities
Net income	$1,369	$1,849
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	354	349
Net amortization of loans and investment securities	320	159
Amortization and net change in mortgage servicing rights valuation	(7)	36
Amortization of intangibles	109	111
Provision for loan losses	1,950	900
Net realized gains on sales of securities	-	(11)
Net gain on sale or disposal of other real estate/other repossessed assets	(37)	-
Increase in cash surrender value of life insurance	(167)	(165)
Contribution to pension plan	(370)	(102)
Increase in interest receivable and other assets	(424)	(51)
(Decrease) increase in interest payable and other liabilities	(326)	1,622
Other, net	502	532
Net cash provided by operating activities	3,273	5,229

Cash flows from investing activities
Proceeds from sales of investment securities available for sale	-	880
Proceeds from maturities and paydowns of investment securities available for sale	10,277	4,094
Purchase of investment securities available for sale	(6,495)	(11,223)
Net decrease in restricted stock	250	307
Net decrease (increase) in loans	508	(15,636)
Proceeds from sale of other real estate/other repossessed assets	195	124
Capital expenditures	(246)	(121)
Net cash provided by (used in) investing activities	4,489	(21,575)

Cash flows from financing activities
Net increase in demand deposits, interest-bearing checking and savings accounts	39,216	24,458
Net increase (decrease) in time deposits	8,332	(1,482)
Net (decrease) increase in short-term borrowings	(803)	3,202
Long-term debt payments	(1,677)	(9,173)
Dividends paid	(1,090)	(1,058)
Common stock issued under dividend reinvestment plan	489	272
Common stock issued under stock option plans	-	1
Net cash provided by financing activities	44,467	16,220
Increase (decrease) in cash and cash equivalents	52,229	(126)
Cash and cash equivalents at beginning of period	34,144	22,106
Cash and cash equivalents at end of period	$86,373	$21,980

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest on deposits and other borrowed funds	$1,849	$2,271
Income taxes	$-	$-
Noncash Activities
Loans transferred to Other Real Estate	$63	$207

The accompanying notes are an integral part of these financial statements.

FRANKLIN FINANCIAL SERVICES CORPORATION and SUBSIDIARIES

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Franklin Financial Services Corporation (the Corporation), and its wholly-owned subsidiaries, Farmers and Merchants Trust Company of Chambersburg (the Bank) and Franklin Future Fund Inc. Farmers and Merchants Trust Company of Chambersburg is a commercial bank that has one wholly-owned subsidiary, Franklin Financial Properties Corp. During the first quarter of 2012, Franklin Realty Services Corporation (an inactive real-estate brokerage company and subsidiary of the Bank as of December 31, 2011) merged with Franklin Financial Properties Corp. (a subsidiary of the Corporation at December 3, 2011) with Franklin Financial Properties Corp. becoming the surviving entity and subsidiary of the Bank. Franklin Financial Property Corp. holds real estate assets that are leased by the Bank. Franklin Future Fund Inc. is a non-bank investment company. The activities of non-bank entities are not significant to the consolidated totals. All significant intercompany transactions and account balances have been eliminated.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, and cash flows as of March 31, 2012, and for all other periods presented have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s 2011 Annual Report on Form 10-K. The consolidated results of operations for the period ended March 31, 2012 are not necessarily indicative of the operating results for the full year. Management has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.

The consolidated balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete consolidated financial statements.

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

Earnings per share is computed based on the weighted average number of shares outstanding during each period end. A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

	For the Three Months Ended
	March 31
(In thousands, except per share data)	2012	2011
Weighted average shares outstanding (basic)	4,041	3,925
Impact of common stock equivalents	-	5
Weighted average shares outstanding (diluted)	4,041	3,930
Anti-dilutive options excluded from the calculation	108	70
Net income	$1,369	$1,849
Basic earnings per share	$0.34	$0.47
Diluted earnings per share	$0.34	$0.47

Note 2 – Recent Accounting Pronouncements

There were no new accounting pronouncements affecting the Corporation during the period that were not already incorporated into the disclosures.

Note 3 – Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss included in shareholders' equity are as follows:

(Dollars in thousands)	March 31,	December 31,
	2012	2011

Net unrealized gains on securities	$1,689	$1,427
Tax effect	(574)	(485)
Net of tax amount	1,115	942

Net unrealized losses on derivatives	(1,528)	(1,738)
Tax effect	519	590
Net of tax amount	(1,009)	(1,148)

Accumulated pension adjustment	(7,462)	(7,462)
Tax effect	2,537	2,537
Net of tax amount	(4,925)	(4,925)
Total accumulated other comprehensive loss	$(4,819)	$(5,131)

Note 4 – Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Bank generally holds collateral and/or personal guarantees supporting these commitments. The Bank had $28.7 million and $28.2 million of standby letters of credit as of March 31, 2012 and December 31, 2011, respectively. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The amount of the liability as of March 31, 2012 and December 31, 2011 for guarantees under standby letters of credit issued was not material.

Note 5 - Investments

The amortized cost and estimated fair value of investment securities available for sale as of March 31, 2012 and December 31, 2011 are:

(Dollars in thousands)		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
March 31, 2012	Cost	Gains	Losses	Value
Equity securities	$2,105	$77	$(213)	$1,969
U.S. Government agency securities	11,380	83	(27)	11,436
Municipal securities	44,488	2,529	(16)	47,001
Corporate debt securities	2,484	51	(49)	2,486
Trust preferred securities	5,895	-	(1,290)	4,605
Agency mortgage-backed securities	50,473	1,034	(127)	51,380
Private-label mortgage-backed securities	3,144	-	(346)	2,798
Asset-backed securities	64	-	(17)	47
	$120,033	$3,774	$(2,085)	$121,722

		Gross	Gross	Estimated
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
December 31, 2011	Cost	Gains	Losses	Value
Equity securities	$2,105	$11	$(357)	$1,759
U.S. Government agency securities	13,159	75	(5)	13,229
Municipal securities	42,490	2,598	(7)	45,081
Corporate debt securities	2,484	49	(119)	2,414
Trust preferred securities	5,890	-	(1,272)	4,618
Agency mortgage-backed securities	54,314	1,159	(188)	55,285
Private-label mortgage-backed securities	3,366	1	(500)	2,867
Asset-backed securities	66	-	(18)	48
	$123,874	$3,893	$(2,466)	$125,301

The amortized cost of securities pledged as collateral to secure various funding sources was $100.0 million at March 31, 2012 and $112.1 million at December 31, 2011.

The amortized cost and fair value of debt securities as of March 31, 2012, by contractual maturity are shown below. Actual maturities may differ from contractual maturities because of prepayment or call options embedded in the securities.

	Amortized	Fair
(Dollars in thousands)	Cost	Value
Due in one year or less	$2,684	$2,731
Due after one year through five years	12,239	12,838
Due after five years through ten years	17,649	18,540
Due after ten years	31,739	31,466
	64,311	65,575
Mortgage-backed securities	53,617	54,178

	$117,928	$119,753

The following table reflects temporary impairment in the investment portfolio (excluding restricted stock), aggregated by investment category, length of time that individual securities have been in a continuous unrealized loss position and the number of securities in each category as of March 31, 2012 and December 31, 2011:

	March 31, 2012
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Number	Value	Losses	Number	Value	Losses	Number

Equity securities	$425	$(18)	3	$946	$(195)	12	$1,371	$(213)	15
U.S. Government agency securities	4,973	(25)	5	1,276	(2)	5	6,249	(27)	10
Municipal securities	1,491	(16)	2	-	-	-	1,491	(16)	2
Corporate debt securities	-	-	-	1,958	(49)	2	1,958	(49)	2
Trust preferred securities	-	-	-	4,605	(1,290)	7	4,605	(1,290)	7
Agency mortgage-backed securities	8,008	(80)	8	3,495	(47)	4	11,503	(127)	12
Private-label mortgage-backed securities	1,018	(36)	2	1,706	(310)	4	2,724	(346)	6
Asset-backed securities	-	-	-	47	(17)	3	47	(17)	3
Total temporarily impaired securities	$15,915	$(175)	20	$14,033	$(1,910)	37	$29,948	$(2,085)	57

	December 31, 2011
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Number	Value	Losses	Number	Value	Losses	Number

Equity securities	$394	$(111)	3	$864	$(246)	13	$1,258	$(357)	16
U.S. Government agency securities	6,068	(3)	5	1,321	(2)	5	7,389	(5)	10
Municipal securities	579	(7)	1	-	-	-	579	(7)	1
Corporate debt securities	-	-	-	1,889	(119)	2	1,889	(119)	2
Trust preferred securities	-	-	-	4,618	(1,272)	7	4,618	(1,272)	7
Agency mortgage-backed securities	12,452	(156)	12	1,174	(32)	1	13,626	(188)	13
Private-label mortgage-backed securities	1,057	(36)	2	1,636	(464)	4	2,693	(500)	6
Asset-backed securities	-	-	-	48	(18)	3	48	(18)	3
Total temporarily impaired securities	$20,550	$(313)	23	$11,550	$(2,153)	35	$32,100	$(2,466)	58

The following table provides additional detail about trust preferred securities as of March 31, 2012:

Trust Preferred Securities
(Dollars in thousands)
Deal Name	Single Issuer or Pooled	Class	Amortized Cost	Fair Value	Gross Unrealized Gain (Loss)	Lowest Credit Rating Assigned	Number of Banks Currently Performing	Deferrals and Defaults as % of Original Collateral	Expected Deferral/ Defaults as a Percentage of Remaining Performing Collateral

Huntington Cap Trust	Single	Preferred Stock	$931	$729	$(202)	B	1	None	None
Huntington Cap Trust II	Single	Preferred Stock	877	702	(175)	B	1	None	None
BankAmerica Cap III	Single	Preferred Stock	957	701	(256)	BB	1	None	None
Wachovia Cap Trust II	Single	Preferred Stock	274	227	(47)	Baa2	1	None	None
Corestates Captl Tr II	Single	Preferred Stock	926	764	(162)	Baa1	1	None	None
Chase Cap VI JPM	Single	Preferred Stock	958	771	(187)	BBB	1	None	None
Fleet Cap Tr V	Single	Preferred Stock	972	711	(261)	BB	1	None	None
			$5,895	$4,605	$(1,290)

The following table provides additional detail about private label mortgage-backed securities as of March 31, 2012:

Private Label Mortgage Backed Securities
(Dollars in thousands)				Gross				Cummulative
	Orgination	Amortized	Fair	Unrealized	Collateral	Lowest Credit	Credit	OTTI
Decscription	Date	Cost	Value	Gain (Loss)	Type	Rating Assigned	Support %	Charges
RALI 2003-QS15 A1	8/1/2003	$74	$74	$-	ALT A	A1	11.34	$-
RALI 2004-QS4 A7	3/1/2004	437	432	(5)	ALT A	AA	12.23	-
MALT 2004-6 7A1	6/1/2004	617	586	(31)	ALT A	B	11.53	-
RALI 2005-QS2 A1	2/1/2005	525	494	(31)	ALT A	CCC	7.25	-
RALI 2006-QS4 A2	4/1/2006	823	652	(171)	ALT A	D	-	218
GSR 2006-5F 2A1	5/1/2006	238	228	(10)	Prime	C	2.07	-
RALI 2006-QS8 A1	7/28/2006	430	332	(98)	ALT A	D	-	172
		$3,144	$2,798	$(346)				$390

For more information concerning investments, refer to the Investment Securities discussion in the Financial Condition section of Management’s Discussion and Analysis.

Note 6 – Loans

A summary of loans outstanding, by primary collateral, at the end of the reporting period is as follows:

			Change
(Dollars in thousands)	March 31, 2012	December 31, 2011	Amount	%
Residential Real Estate 1-4 Family
Consumer first liens	$83,444	$86,767	$(3,323)	(3.8)
Consumer junior liens and lines of credit	39,490	40,290	(800)	(2.0)
Total consumer	122,934	127,057	(4,123)	(3.2)

Commercial first lien	57,285	55,130	2,155	3.9
Commercial junior liens and lines of credit	7,688	7,846	(158)	(2.0)
Total	64,973	62,976	1,997	3.2
Total residential real estate 1-4 family	187,907	190,033	(2,126)	(1.1)

Residential real estate - construction
Consumer purpose	742	1,381	(639)	(46.3)
Commercial purpose	14,552	19,901	(5,349)	(26.9)
Total residential real estate construction	15,294	21,282	(5,988)	(28.1)

Commercial, industrial and agricultural real estate	370,039	358,974	11,065	3.1
Commercial, industrial and agricultural	178,077	182,694	(4,617)	(2.5)
Consumer	12,319	13,427	(1,108)	(8.3)
	763,636	766,410	(2,774)	(0.4)
Less: Allowance for loan losses	(9,507)	(9,723)	216	(2.2)
Net Loans	$754,129	$756,687	$(2,558)	(0.3)

Included in the loan balances are the following:
Net unamortized deferred loan costs	$245	$426
Unamortized discount on purchased loans	$(160)	$(167)

Loans pledged as collateral for borrowings and commitments from:
FHLB	$599,959	$679,272
Federal Reserve Bank	109,047	27,435
	$709,006	$706,707

Note 7 – Loan Quality

The following table presents, by loan segment, the Allowance for Loan Losses (ALL) for the periods ended:

				Commercial
	Residential Real Estate 1-4 Family			Industrial &	Commercial
		Junior Liens &		Agricultural	Industrial &
(Dollars in thousands)	First Liens	Lines of Credit	Construction	Real Estate	Agricultural	Consumer	Total

ALL at December 31, 2011	$1,049	$308	$1,222	$5,257	$1,651	$236	$9,723
Charge-offs	(36)	(65)	-	(1,992)	(33)	(86)	(2,212)
Recoveries	-	-	-	8	2	36	46
Provision	(81)	68	(344)	2,519	(232)	20	1,950
ALL at March 31, 2012	$932	$311	$878	$5,792	$1,388	$206	$9,507

ALL at December 31, 2010	$600	$352	$2,596	$3,358	$1,578	$317	$8,801
Charge-offs	(107)	(5)	(400)	(161)	-	(64)	(737)
Recoveries	11	-	-	193	-	30	234
Provision	108	(55)	146	826	(131)	6	900
ALL at March 31, 2011	$612	$292	$2,342	$4,216	$1,447	$289	$9,198

The following table presents, by loan segment, loans that were evaluated for the ALL under the specific reserve (individually) and those that were evaluated under the general reserve (collectively) as of March 31, 2012 and December 31, 2011.

				Commercial
	Residential Real Estate 1-4 Family			Industrial &	Commercial
		Junior Liens &		Agricultural	Industrial &
(Dollars in thousands)	First Liens	Lines of Credit	Construction	Real Estate	Agricultural	Consumer	Total

March 31, 2012
Loans evaluated for allowance:
Individually	$4,580	$753	$758	$22,858	$4,427	$-	$33,376
Collectively	136,149	46,425	14,536	347,181	173,650	12,319	730,260
Total	$140,729	$47,178	$15,294	$370,039	$178,077	$12,319	$763,636

ALL established for loans evaluated:
Individually	$396	$5	$-	$913	$673	$-	$1,987
Collectively	536	306	878	4,879	715	206	7,520
ALL at March 31, 2012	$932	$311	$878	$5,792	$1,388	$206	$9,507

December 31, 2011
Loans evaluated for allowance:
Individually	$3,899	$162	$43	$21,622	$2,308	$-	$28,034
Collectively	137,998	47,974	21,239	337,352	180,386	13,427	738,376
Total	$141,897	$48,136	$21,282	$358,974	$182,694	$13,427	$766,410

ALL established for loans evaluated:
Individually	$495	$3	$-	$1,591	$870	$-	$2,959
Collectively	554	305	1,222	3,666	781	236	6,764
ALL at December 31, 2011	$1,049	$308	$1,222	$5,257	$1,651	$236	$9,723

The following table shows additional information about those loans considered to be impaired at March 31, 2012 and December 31, 2011:

	Impaired Loans
	With No Allowance		With Allowance
(Dollars in thousands)		Unpaid		Unpaid
	Recorded	Principal	Recorded	Principal	Related
March 31, 2012	Investment	Balance	Investment	Balance	Allowance
Residential Real Estate 1-4 Family
First liens	$1,764	$1,798	$2,816	$2,961	$396
Junior liens and lines of credit	620	623	133	133	5
Total	2,384	2,421	2,949	3,094	401
Residential real estate - construction	758	1,012	-	-	-
Commercial, industrial and agricultural real estate	15,850	19,003	7,008	7,598	913
Commercial, industrial and agricultural	2,398	2,418	2,029	2,189	673
Consumer	-	-	-	-	-
Total	$21,390	$24,854	$11,986	$12,881	$1,987

December 31, 2011
Residential Real Estate 1-4 Family
First liens	$176	$177	$3,723	$3,867	$495
Junior liens and lines of credit	28	30	134	134	3
Total	204	207	3,857	4,001	498
Residential real estate - construction	-	-	43	43	-
Commercial, industrial and agricultural real estate	11,072	12,092	10,550	12,050	1,591
Commercial, industrial and agricultural	94	109	2,214	2,352	870
Consumer	-	-	-	-	-
Total	$11,370	$12,408	$16,664	$18,446	$2,959

The following table shows the average of impaired loans and related interest income for the three months ended March 31, 2012 and 2011:

	Three Months Ended		Three Months Ended
	March 31, 2012		March 31, 2011
(Dollars in thousands)	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Residential Real Estate 1-4 Family
First liens	$4,600	$43	$1,021	$10
Junior liens and lines of credit	817	1	301	1
Total	5,417	44	1,322	11
Residential real estate - construction	9	-	9,488	36
Commercial, industrial and agricultural real estate	24,376	57	18,480	117
Commercial, industrial and agricultural	4,315	36	2,336	11
Consumer	-	-	3	-
Total	$34,117	$137	$31,629	$175

The following table presents a summary of nonperforming assets as of March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
		% of Loan		% of Loan
(Dollars in thousands)	Balance	Segment	Balance	Segment

Nonaccrual loans
Residential Real Estate 1-4 Family
First liens	$2,241	1.6%	$1,749	1.2%
Junior liens and lines of credit	933	2.0%	282	0.6%
Total	3,174	1.7%	2,031	1.1%
Residential real estate - construction	758	5.0%	-	-
Commercial, industrial and agricultural real estate	16,447	4.4%	14,278	4.0%
Commercial, industrial and agricultural	1,461	0.8%	1,447	0.8%
Consumer	-	-	-	-
Total nonaccrual loans	$21,840		$17,756

Loans past due 90 days or more and still accruing
Residential Real Estate 1-4 Family
First liens	$2,048		$2,516
Junior liens and lines of credit	14		301
Total	2,062		2,817
Residential real estate - construction	116		121
Commercial, industrial and agricultural real estate	1,671		1,627
Commercial, industrial and agricultural	64		100
Consumer	55		107
Total loans past due 90 days or more and still accruing	3,968		4,772

Total nonperforming loans	25,808		22,528

Other real estate owned	3,123		3,224
Repossessed assets	8		6
	3,131		3,230

Total nonperforming assets	$28,939		$25,758

The following table presents the aging of payments of the loan portfolio:

		Loans Past Due and Still Accruing					Total
(Dollars in thousands)	Current	30-59 Days	60-89 Days	90 Days+	Total	Non-Accrual	Loans
March 31, 2012
Residential Real Estate 1-4 Family
First liens	$133,243	$3,136	$61	$2,048	$5,245	$2,241	$1 40,729
Junior liens and lines of credit	45,529	604	98	14	716	933	47,178
Total	178,772	3,740	159	2,062	5,961	3,174	187,907
Residential real estate - construction	14,383	37	-	116	153	758	15,294
Commercial, industrial and agricultural real estate	346,240	5,163	518	1,671	7,352	16,447	370,039
Commercial, industrial and agricultural	174,863	1,641	48	64	1,753	1,461	178,077
Consumer	11,906	334	24	55	413	-	12,319
Total	$726,164	$10,915	$749	$3,968	$15,632	$21,840	$7 63,636

December 31, 2011
Residential Real Estate 1-4 Family
First liens	$134,105	$2,574	$953	$2,516	$6,043	$1,749	$141,897
Junior liens and lines of credit	46,311	1,121	121	301	1,543	282	48,136
Total	180,416	3,695	1,074	2,817	7,586	2,031	190,033
Residential real estate - construction	21,161	-	-	121	121	-	21,282
Commercial, industrial and agricultural real estate	337,462	2,961	2,646	1,627	7,234	14,278	358,974
Commercial, industrial and agricultural	179,907	113	1,127	100	1,340	1,447	182,694
Consumer	12,917	287	116	107	510	-	13,427
Total	$731,863	$7,056	$4,963	$4,772	$16,791	$17,756	$766,410

The following table reports the internal credit rating for those loans in the portfolio that are assigned an individual credit rating (primarily commercial loans):

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total

March 31, 2012
Commercial Purpose Residential Real Estate 1-4 Family
First liens	$49,013	$3,000	$5,272	$-	$57,285
Junior liens and lines of credit	6,611	259	818	-	7,688
Total	55,624	3,259	6,090	-	64,973
Residential real estate - construction	12,692	987	873	-	14,552
Commercial, industrial and agricultural real estate	296,707	41,011	32,321	-	370,039
Commercial, industrial and agricultural	162,307	8,570	7,200	-	178,077
Total	$527,330	$53,827	$46,484	$-	$627,641

December 31, 2011
Commercial Purpose Residential Real Estate 1-4 Family
First liens	$45,879	$3,733	$5,518	$-	$55,130
Junior liens and lines of credit	7,119	377	350	-	7,846
Total	52,998	4,110	5,868	-	62,976
Residential real estate - construction	17,872	941	1,088	-	19,901
Commercial, industrial and agricultural real estate	291,967	41,675	25,332	-	358,974
Commercial, industrial and agricultural	168,207	7,649	6,838	-	182,694
Total	$531,044	$54,375	$39,126	$-	$624,545

For loans that are not assigned an individual credit rating (primarily consumer and residential mortgage loans), the Bank evaluates credit quality based on the aging status of the loan (previously presented) and the performing status. Nonperforming loans are loans that are 90 days or more past due and still accruing and nonaccrual loans. The following table presents the performance status on selected loans:

(Dollars in thousands)

March 31, 2012	Performing	Non-performing	Total
Consumer	$12,264	$55	$12,319
Residential Real Estate	121,006	1,928	122,934
Residential Real Estate Construction	742	-	742
	$134,012	$1,983	$135,995

December 31, 2011	Performing	Non-performing	Total
Consumer	$13,320	$107	$13,427
Residential Real Estate	125,011	2,046	127,057
Residential Real Estate Construction	1,381	-	1,381
	$139,712	$2,153	$141,865

The following table presents information on the Bank’s Troubled Debt Restructuring (TDR) loans:

			Troubled Debt Restructings
	Total		That Have Defaulted on
(Dollars in thousands)	Troubled Debt Restructings		Modified Terms YTD
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
March 31, 2012
Residential real estate	5	$999	1	$30
Commercial, industrial and agricultural	5	7,816	-	-
Commercial, industrial and agricultural real estate	10	4,549	-	-
Total	20	$13,364	1	$30

December 31, 2011
Residential real estate	2	$93	-	-
Commercial, industrial and agricultural real estate	9	8,023	-	-
Total	11	$8,116	-	$-

The following table reports the performing status of TDR loans. The performing status is determined by the loans compliance with the modified terms.

	March 31, 2012		December 31, 2011
	Performing	Nonperforming	Performing	Nonperforming
Residential real estate	$969	$30	$93	$-
Commercial, industrial and agricultural	7,816	-	-	-
Commercial, industrial and agricultural real estate	4,549	-	8,023	-
	$13,334	$30	$8,116	$-

The following table reports the recorded investment in new TDR loans made during the three months ended March 31, 2012.

		Recorded Investment
	Number of	Pre-TDR	After-TDR	Recorded
	Contracts	Modification	Modification	Investment
Residential real estate	3	$1,261	$1,086	$907
Commercial, industrial and agricultural	3	2,223	2,223	2,360
Commercial, industrial and agricultural real estate	3	1,662	2,052	2,042
Total	9	$5,146	$5,361	$5,309

The type of loan concession granted for loans newly classified as a troubled debt restructuring during the:

	Three Months Ended
	March 31, 2012
	Number of	Recorded
Modification or Concession	Contracts	Investment
Maturity	3	$2,360
Rate	-	-
Payment	-	-
Multiple	6	2,949
	9	$5,309

There were no new TDR loans recorded during the three months ended March 31, 2011.

Note 8 – Pensions

The components of pension expense for the periods presented are as follows:

	Three Months Ended
	March 31
(Dollars in thousands)	2012	2011
Components of net periodic cost:
Service cost	$115	$103
Interest cost	179	182
Expected return on plan assets	(197)	(188)
Recognized net actuarial loss	171	89
Net periodic cost	$268	$186

The Bank expects its pension expense to increase to approximately $1.1 million in 2012 compared to $705 thousand in 2011. The Bank expects to contribute $1.2 million to its pension plan in 2012. This contribution will meet the minimum funding requirements.

Note 9 – Mortgage Servicing Rights

Activity pertaining to mortgage servicing rights and the related valuation allowance follows:

	Three Months Ended
	March 31
(Dollars in thousands)	2012	2011
Cost of mortgage servicing rights:
Beginning balance	$730	$933
Originations	-	-
Amortization	(54)	(48)
Ending balance	$676	$885

Valuation allowance:
Beginning balance	$(362)	$(330)
Valuation charges	-	-
Valuation reversals	61	12
Ending balance	$(301)	$(318)

Mortgage servicing rights cost	$676	$885
Valuation allowance	(301)	(318)
Carrying value	$375	$567

Fair value	$375	$567

Note 10 – Fair Value Measurements

Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Fair value estimates are based on quoted market prices, if available, quoted market prices of similar assets or liabilities, or the present value of expected future cash flows, and other valuation techniques. There are certain assumptions made in the valuation process and Management uses its best judgment in estimating the fair value of the Corporation’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Corporation could have realized in a sales transaction on the dates indicated.

Fair Value Hierarchy

FASB ASC Topic 820, Fair Value Measurements and Disclosures, established a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under FASB ASC Topic 820 are as follows:

Level 1: Valuation is based on unadjusted, quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities.

Level 2: Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3: Valuation is generated from mode based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect the Corporation’s assumptions regarding what market participants would assume when pricing a financial instrument.

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The following methods and assumptions were used to estimate the fair values of the Corporation’s financial instruments at March 31, 2012 and December 31, 2011:

Cash and cash equivalents: For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Investment securities available for sale: The fair value of securities available-for-sale which are measured on a recurring basis are determined primarily by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other similar securities. These securities are classified within Level 1 or 2 of the fair value hierarchy as appropriate. There may be substantial differences in the assumptions used for securities within the same level. For example, prices for U.S. Agency securities have fewer assumptions and are closer to Level 1 valuations than the private label mortgage backed securities that require more assumptions and are closer to Level 3 valuations.

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

Mortgage servicing rights: The fair value of mortgage servicing rights is based on observable market prices when available or the present value of expected future cash flows when not available. Assumptions used to calculate the present value include loan default rates, costs to service, and prepayment speeds. These inputs are provided by a third-party pricing service without adjustment. Mortgage servicing rights are carried at the lower of cost or fair value.

Deposits: The fair value of demand deposits, savings accounts, and money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-rate certificates of deposit is estimated by discounting the future cash flows using rates approximating those currently offered for certificates of deposit with similar remaining maturities.

Securities sold under agreement to repurchase: These variable rate liabilities are priced on a short-term market interest rate. Therefore, the carrying value is a reasonable estimate of the fair value.

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

The fair value of the Corporation's financial instruments are as follows:

			Fair Value Measurements at
			March 31, 2012
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3

Financial assets:
Cash and cash equivalents	$86,373	$86,373	$86,373	$-	$-
Investment securities available for sale	121,722	121,722	1,969	119,753	-
Restricted stock	4,772	4,772	4,772	-	-
Net loans	754,129	766,408	-	-	766,408
Accrued interest receivable	2,914	2,914	2,914	-	-
Mortgage servicing rights	375	375	-	-	375

Financial liabilities:
Deposits	$835,534	$838,521	$638,887	$199,634	$-
Securities sold under agreements to repurchase	52,300	52,300	52,300	-	-
Long-term debt	46,659	49,069	-	49,069	-
Accrued interest payable	701	701	701	-	-
Interest rate swaps	1,528	1,528	-	1,528	-

	December 31, 2011
	Carrying	Fair
(Dollars in thousands)	Amount	Value

Financial assets:
Cash and cash equivalents	$34,144	$34,144
Investment securities available for sale	125,301	125,301
Restricted stock	5,022	5,022
Net loans	756,687	765,707
Accrued interest receivable	3,391	3,391
Mortgage servicing rights	368	368

Financial liabilities:
Deposits	$787,986	$790,887
Securities sold under agreements to repurchase	53,103	53,103
Short-term borrowings	-	-
Long-term debt	48,336	51,015
Accrued interest payable	561	561
Interest rate swaps	1,738	1,738

Recurring Fair Value Measurements

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollars in Thousands)	Fair Value at March 31, 2012
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities	$1,969	$-	$-	$1,969
U.S. Government agency securities	-	11,436	-	11,436
Municipal securities	-	47,001	-	47,001
Corporate debt securities	-	2,486	-	2,486
Trust Preferred Securities	-	4,605	-	4,605
Agency mortgage-backed securities	-	51,380	-	51,380
Private-label mortgage-backed securities	-	2,798	-	2,798
Asset-backed securities	-	47	-	47
Total assets	$1,969	$119,753	$-	$121,722

Liability Description
Interest rate swaps	$-	$1,528	$-	$1,528
Total liabilities	$-	$1,528	$-	$1,528

(Dollars in Thousands)	Fair Value at December 31, 2011
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities	$1,759	$-	$-	$1,759
U.S. Government agency securities	-	13,229	-	13,229
Municipal securities	-	45,081	-	45,081
Corporate debt securities	-	2,414	-	2,414
Trust Preferred Securities	-	4,618	-	4,618
Agency mortgage-backed securities	-	55,285	-	55,285
Private-label mortgage-backed securities	-	2,867	-	2,867
Asset-backed securities	-	48	-	48
Total assets	$1,759	$123,542	$-	$125,301

Liability Description
Interest rate swaps	$-	$1,738	$-	$1,738
Total liabilities	$-	$1,738	$-	$1,738

For financial assets and liabilities measured at fair value on a recurring basis, there were no transfers of assets or liabilities between Level 1 and Level 2 during the period ending March 31, 2012.

The methods and significant assumptions used to estimate the fair value for assets and liabilities measured on a recurring basis are the same as previously presented for the same asset or liability.

Nonrecurring Fair Value Measurements

For financial assets and liabilities measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollars in Thousands)	Fair Value at March 31, 2012
Asset Description	Level 1	Level 2	Level 3	Total
Impaired loans (1)	$-	$-	$13,587	$13,587
Other real estate owned	-	-	3,123	3,123
Mortgage servicing rights	-	-	375	375

Total assets	$-	$-	$17,085	$17,085

(Dollars in Thousands)	Fair Value at December 31, 2011
Asset Description	Level 1	Level 2	Level 3	Total
Impaired loans	$-	$-	$13,705	$13,705
Other real estate owned	-	-	3,224	3,224
Mortgage servicing rights	-	-	368	368
Total assets	$-	$-	$17,297	$17,297

(1) Includes loans directly charged-down to fair value during the year-to-date period

The Corporation used the following methods and significant assumptions to estimate the fair value of assets and liabilities measured on a nonrecurring basis:

Impaired loans: Impaired loans are carried at the lower of cost or the fair value of the collateral for collateral-dependent loans. Collateral may be in the form of real estate or business assets including equipment, inventory and accounts receivable. The use of independent appraisals, costs to sell, discounted cash flow models and management’s best judgment are significant inputs in arriving at the fair value measure of the underlying collateral and impaired loans are therefore classified within the Level 3 of the fair value hierarchy. Appraisals may be adjusted for qualitative factors such as economic conditions, and liquidation expenses. Appraisal adjustments reflect discounts that are specific to each credit.

Other real estate owned: Other real estate owned is carried at the lower of the investment in the asset or the fair value less estimated costs to sell. The fair value of other real estate owned is generally determined through independent appraisals of the underlying collateral, which generally included various Level 3 inputs. Appraisals may be adjusted for qualitative factors such as economic conditions or other factors Management believes are relevant to a specific asset.

Mortgage servicing rights: The fair value of mortgage servicing rights is estimated using a valuation model that calculates the present value of estimated future net servicing income. The model incorporates Level 3 assumptions such as cost to service, discount rate, prepayment speeds, default rates and losses. These inputs are provided by a third-party pricing service without adjustment. Mortgage servicing rights are carried at the lower of cost or fair value.

The following table presents additional quantitative information about Level 3 assets measured at fair value on a nonrecurring basis.

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in Thousands)	at March 31, 2012
				Range
Asset Description	Fair Value	Valuation Technique	Unobservable Input	Weighted Average
Impaired loans (1)	$13,587	Appraisal	Appraisal Adjustments (2)	0% - 70% (31%)
			Cost to sell	8% - 25% (11%)
Other real estate owned	3,123	Appraisal	Appraisal Adjustments (2)
			Cost to sell	8% (8%)
Mortgage servicing rights	375	Discounted Cash Flow (3)

(1) Includes loans directly charged-down to fair value during the year-to-date period.

(2) Qualitative adjustments specific to each asset and are made as needed.

(3) Valuation and inputs are determined by a third-party pricing service without adjustment.

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

Information regarding the interest rate swaps as of March 31, 2012 follows:

(Dollars in thousands)				Amount Expected to
				be Expensed into
Notional	Maturity	Interest Rate		Earnings within the
Amount	Date	Fixed	Variable	next 12 Months

$10,000	5/30/2013	3.60%	0.09%	$351
$10,000	5/30/2015	3.87%	0.09%	$378

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

Fair Value of Derivative Instruments in the Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011 are as follows:

Fair Value of Derivative Instruments
(Dollars in thousands)		Balance Sheet
Date	Type	Location	Fair Value
March 31, 2012	Interest rate contracts	Other liabilities	$1,528
December 31, 2011	Interest rate contracts	Other liabilities	$1,738

The Effect of Derivative Instruments on the Statement of Income for the Three Months Ended March 31, 2012 and 2011 follows:

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships
(Dollars in thousands)
		Location of	Amount of Gain
		Gain or (Loss)	or (Loss)
	Amount of Gain or (Loss)	Reclassified from	Reclassified from	Location of Gain or	Amount of Gain or
	Recognized in OCI	Accumulated OCI	Accumulated OCI	(Loss) Recognized in	(Loss) Recognized in
	net of tax on Derivative	into Income	into Income	Income on Derivative	Income on Derivative
Type / Date	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)

Interest Rate Contracts

Three months ended:
March 31, 2012	$139	Interest Expense	$(181)	Other income (expense)	$-
March 31, 2011	$158	Interest Expense	$(175)	Other income (expense)	$-

Note 12 – Reclassifications

Certain prior period amounts may have been reclassified to conform to the current year presentation. Such reclassifications did not affect reported net income.

Item 2

Management’s Discussion and Analysis of Results of Operations and Financial Condition

For the Three Month Periods Ended March 31, 2012 and 2011

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

Critical Accounting Policies

Management has identified critical accounting policies for the Corporation to include Allowance for Loan Losses, Mortgage Servicing Rights, Financial Derivatives, Temporary Investment Impairment and Stock-based Compensation. There were no changes to the critical accounting policies disclosed in the 2011 Annual Report on Form 10-K in regards to application or related judgements and estimates used. Please refer to Item 7 of the Corporation’s 2011 Annual Report on Form 10-K for a more detailed disclosure of the critical accounting policies.

Results of Operations

Year-to-Date Summary

At March 31, 2012, total assets were $1.036 billion, an increase of $45.7 million from December 31, 2011. Net loans decreased to $754.1 million and total deposits increased to $835.5 million. The Corporation reported net income for the first three months of 2012 of $1.4 million. This is a 26.0% decrease versus net income of $1.8 million for the same period in 2011. Total revenue (interest income and noninterest income) decreased $308 thousand year-over-year. Interest income decreased $349 thousand, but was more than offset by a decrease of $438 thousand in interest expense, resulting in a 1.1% increase in net interest income. Noninterest income improved 1.6% due to an increase in ATM fees and other nonrecurring income. Noninterest expense remained relatively flat year over year. The provision for loan losses was $1.9 million for the period, $1.0 million more than in 2011. Diluted earnings per share decreased to $.34 in 2012 from $.47 in 2011.

Key performance ratios as of, or for the three months ended March 31, 2012 and 2011 are listed below:

	March 31
	2012	2011

Performance measurements
Return on average assets*	0.55%	0.78%
Return on average equity*	6.33%	8.98%
Return on average tangible assets (1)*	0.58%	0.81%
Return on average tangible equity (1)*	7.79%	10.74%
Efficiency ratio (2)	64.15%	65.88%
Net interest margin*	3.57%	3.71%
Current dividend yield*	6.84%	6.10%

Shareholders' Value (per common share)
Diluted earnings per share	$0.34	$0.47
Regular cash dividends paid	$0.27	$0.27
Book value	$21.75	$21.44
Tangible book value (3)	$19.17	$18.76
Market value	$15.80	$17.70
Market value/book value ratio	72.64%	82.56%
Price/earnings multiple*	11.62	9.42

Safety and Soundness
Leverage ratio (Tier 1)	8.39%	8.27%
Risk-based capital ratio (Tier 1)	12.18%	11.74%
Common equity ratio	8.52%	8.68%
Tangible common equity ratio (4)	7.59%	7.67%
Nonperforming loans/gross loans	3.38%	3.46%
Nonperforming assets/total assets	2.79%	2.79%
Allowance for loan losses as a % of loans	1.24%	1.20%
Net charge-offs/average loans*	1.14%	0.27%

Trust assets under management (market value)	$503,336	$503,328

* Annualized

(1) Excludes goodwill, intangibles and intangible amortization expense, net of tax

(2)Noninterest expense / tax equivalent net interest income plus noninterest income less net securities gains

(3) Total shareholders' equity less goodwill and intangibles / shares outsanding

(4)Total shareholders' equity less goodwill and intangibles / total assets less goodwill and intangibles

GAAP versus Non-GAAP Presentations. The Corporation supplements its traditional GAAP measurements with Non-GAAP measurements. The Non-GAAP measurements include Return on Average Tangible Assets and Return on Average Tangible Equity. As a result of merger transactions, intangible assets (primarily goodwill and core deposit intangibles) were created. The Non-GAAP disclosures are intended to eliminate the effects of the intangible assets and allow for better comparisons to periods when such assets did not exist. The following table shows the adjustments made between the GAAP and NON-GAAP measurements:

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

A more detailed discussion of the operating results for the three months ended March 31, 2012 follows:

Comparison of the three months ended March 31, 2012 to the three months ended March 31, 2011:

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

Tax equivalent interest income for the first quarter of 2012 decreased $222 thousand quarter over quarter. Average interest-earning assets increased $46.9 million from 2011, but the yield on these assets decreased by 39 basis points. The average balance of investment securities increased $1.5 million while average loans increased $4.6 million (.6%) quarter over quarter. Average commercial loans increased $24.9 million, but the increase was partially offset by a decrease in the average balance of mortgage and consumer loans. Average mortgage loans decreased $9.2 million, as the majority of new mortgage originations are sold in the secondary market and the portfolio continues to runoff. Average consumer loans, including home equity loans, decreased $11.1 million, as consumers continue to borrow less.

Interest expense was $2.0 million for the first quarter, a decrease of $438 thousand from the 2011 total of $2.4 million. Average interest-bearing liabilities increased $39.9 million to $806.8 million for 2012 from an average balance of $766.9 million in 2011. The average cost of these liabilities decreased from 1.27% in 2011 to .98% in 2012. Average interest-bearing deposits increased $62.5 million, due to increases in interest checking and savings accounts ($13.0 million), and money management deposits ($48.6 million). The cost of interest-bearing deposits decreased from 1.05% to .83%. Securities sold under agreements to repurchase (Repos) decreased $1.6 million on average over the prior year quarter while the average rate decreased from .25% in 2011 to .15% in 2012. The average balance of long-term debt decreased by $20.2 million due to scheduled amortization and maturities, as well as prepayments of $15.6 million on three Federal Home Loan Bank of Pittsburgh (FHLB) advances in 2011.

The changes in the balance sheet and interest rates resulted in an increase in tax equivalent net interest income of $216 thousand to $8.4 million in 2012 compared to $8.1 million in 2011. The Bank’s net interest margin decreased from 3.71% in 2011 to 3.57% in 2012. The decrease in the net interest margin is the result of a decrease in the rate on interest-earning assets of 39 basis points, while the yield on interest-bearing liabilities only decreased 29 basis points. Net interest income increased $89 thousand during the quarter, with a $218 thousand increase from volume, which was offset by $129 thousand decrease from rates.

The following table shows a comparative analysis of average balances, asset yields and funding costs for the three months ended March 31, 2012 and 2011. These components drive changes in net interest income.

	2012			2011
	Average	Income or	Average	Average	Income or	Average
(Dollars in thousands)	balance	expense	yield/rate	balance	expense	yield/rate

Interest-earning assets:
Interest-bearing obligations of other banks and federal funds sold	$52,048	$37	0.29%	$10,908	$7	0.26%
Investment securities:
Taxable	88,061	450	2.05%	91,678	622	2.75%
Nontaxable	38,833	538	5.56%	34,043	506	6.03%
Loans:
Commercial, industrial and agricultural	620,033	7,292	4.72%	595,088	7,034	4.79%
Residential mortgage	55,427	714	5.17%	64,623	917	5.75%
Home equity loans and lines	70,988	1,077	6.09%	81,159	1,242	6.21%
Consumer	13,256	223	6.75%	14,222	225	6.42%
Loans	759,704	9,306	4.91%	755,092	9,418	5.08%

Total interest-earning assets	938,646	10,331	4.41%	891,721	10,553	4.80%
Other assets	71,445			69,806
Total assets	$1,010,091			$961,527

Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$115,033	22	0.08%	$105,975	26	0.10%
Money Management	341,422	632	0.74%	292,776	794	1.10%
Savings	53,247	15	0.11%	49,282	16	0.13%
Time	197,628	786	1.60%	196,845	834	1.72%
Total interest-bearing deposits	707,330	1,455	0.83%	644,878	1,670	1.05%

Securities sold under agreements to repurchase	52,671	20	0.15%	54,268	33	0.25%
Short- term borrowings	-	-	-	722	1	0.73%
Long- term debt	46,827	492	4.21%	67,062	701	4.24%
Total interest-bearing liabilities	806,828	1,967	0.98%	766,930	2,405	1.27%
Noninterest-bearing deposits	103,476			97,105
Other liabilities	12,331			13,848
Shareholders' equity	87,456			83,644
Total liabilities and shareholders' equity	$1,010,091			$961,527
Tax equivalent net interest income/Net interest margin		8,364	3.57%		8,148	3.71%
Tax equivalent adjustment		(380)			(253)
Net interest income		$7,984			$7,895

All nontaxable interest income has been adjusted to a tax-equivalent basis, using a tax rate of 34%.

Provision for Loan Losses

For the first quarter of 2012, the provision expense was $1.9 million versus $900 thousand in 2011. The provision expense includes approximately $1.1 million needed to restore the ALL after charging off $1.6 million on one nonperforming commercial real estate loan. For more information refer to the Loan Quality and Allowance for Loan Losses discussion in the Financial Condition section.

Noninterest Income

For the first quarter of 2012, noninterest income increased $41 thousand from the same period in 2011. Investment and trust service fees increased $35 thousand due to higher recurring asset management fees. Loan service charges decreased $209 thousand as 2011 contained a $243 thousand prepayment penalty. Mortgage banking fees increased $37 thousand, as the 2012 reversal of previously recorded impairment charges was $48 thousand more than the prior year. Deposit service charges decreased $62 thousand due to lower retail overdraft fees and less retail checking service charge fees. Other service charges and fees increased $108 thousand primarily due to an increase in ATM fees, while debit card income increased $40 thousand. Other income increased $101 thousand primarily due to a gain on the sale of a property held in other real estate owned and an insurance recovery on a prior period loss. No securities gains were recorded during 2012, compared to $11 thousand during 2011 on the sale of equity securities. There were no other than temporary impairment charges recorded during either period.

The following table presents a comparison of noninterest income for the three months ended March 31, 2012 and 2011:

	For the Three Months Ended
(Dollars in thousands)	March 31		Change
	2012	2011	Amount	%
Noninterest Income
Investment and trust services fees	$967	$932	$35	3.8
Loan service charges	272	481	(209)	(43.5)
Mortgage banking activities	47	10	37	370.0
Deposit service charges and fees	474	536	(62)	(11.6)
Other service charges and fees	235	127	108	85.0
Debit card income	275	235	40	17.0
Increase in cash surrender value of life insurance	167	165	2	1.2
Other	126	25	101	404.0
Securities gains (losses), net	-	11	(11)	-
Total noninterest income	$2,563	$2,522	$41	1.6

Noninterest Expense

Noninterest expense for the first quarter of 2012 and 2011 totaled $7.0 million. The increase in salaries and benefits was primarily due to annual salary adjustments ($270 thousand) and pension expense ($82 thousand), but these increases were partially offset by a $249 thousand decrease in health insurance expense, due lower claims expense during the quarter from the Bank’s participation in a self-insured health insurance plan. Occupancy, advertising, legal and professional, data processing fees and shares tax expense remained relatively flat year over year. FDIC insurance decreased $50 thousand, as the FDIC assessment decreased due to a new calculation method implemented by the FDIC in 2011, while other expenses decreased $102 thousand due to a prepayment penalty of $172 thousand on an FHLB term loan in the first quarter of 2011.

The following table presents a comparison of noninterest expense for the three months ended March 31, 2012 and 2011:

(Dollars in thousands)	For the Three Months Ended
	March 31		Change
	2012	2011	Amount	%
Noninterest Expense
Salaries and benefits	$3,796	$3,713	$83	2.2
Net occupancy expense	519	531	(12)	(2.3)
Furniture and equipment expense	209	223	(14)	(6.3)
Advertising	315	292	23	7.9
Legal and professional fees	279	271	8	3.0
Data processing	413	381	32	8.4
Pennsylvania bank shares tax	187	165	22	13.3
Intangible amortization	109	111	(2)	(1.8)
FDIC insurance	261	311	(50)	(16.1)
Other	922	1,024	(102)	(10.0)
Total noninterest expense	$7,010	$7,022	$(12)	(0.2)

Income taxes

For the first quarter of 2012 the Corporation recorded a Federal income tax expense of $218 thousand compared to $646 thousand for the same quarter in 2011. Pre-tax income declined due primarily to a higher provision for loan loss expense and consequently, a higher ratio of tax free income resulted in less tax expense. The effective tax rate decreased year over year to 13.7% for the first quarter of 2012 compared to 25.9% for 2011. All taxable income for the Corporation is taxed at a rate of 34%.

Financial Condition

Summary:

At March 31, 2012, assets totaled $1.036 million, an increase of $45.7 million from the 2011 year-end balance of $990.2 million. Investment securities decreased $3.6 million, while net loans decreased $2.6 million. Deposits were up $47.5 million in 2012 due primarily to increases in noninterest-bearing and money management deposits. Shareholders’ equity increased $1.1 million during the first three months as retained earnings increased approximately $279 thousand, other comprehensive loss improved $312 thousand and the Corporation’s Dividend Reinvestment Plan (DRIP) added an additional $489 thousand in new capital.

Investment Securities:

The investment portfolio totaled $121.7 million at March 31, down 2.9% from the prior year-end balance of $125.3 million. The composition of the portfolio has not changed significantly during the year with a significant portion of the portfolio (42%) being held in U.S. Agency mortgage-backed securities. Only $6.5 million was reinvested in the portfolio during the quarter with the purchases consisting primarily of U.S. Agency mortgage-backed securities and municipal securities (both tax-free and taxable). The investment portfolio had a net unrealized gain of $1.7 million at the end of the quarter, an improvement of $262 thousand over year-end 2011. The municipal bond sector shows the largest unrealized gain, while the trust-preferred sector has the largest unrealized loss. The portfolio averaged $126.9 million for the quarter with a yield of 3.12% compared to an average of $125.7 million and a yield of 3.64% for the first quarter of 2011. The Bank expects the yield on the portfolio to continue to decline as higher yielding bonds pay-down or mature and reinvestment yields remain low.

The equity portfolio is comprised of bank stocks and the Bank and the Corporation each maintain separate equity investment portfolios. The municipal bond portfolio is well diversified geographically (issuers from within 25 states) and is comprised primarily of general obligation bonds (72%). Most municipal bonds have credit enhancements in the form of private bond insurance or other credit support. The largest municipal bond exposure is to nineteen issuers in the state of Texas with a fair value of $8.3 million and ten issuers in the state of Pennsylvania with a fair value of $6.5 million. The municipal bond portfolio contains a fair value of $43.0 million of bonds rated A or higher and a fair value of $2.1 million of bonds that are not rated by a nationally recognized rating agency. No municipal bonds are rated below investment grade. Included in the municipal portfolio are four taxable municipal bonds with a value of $5.4 million.

The Bank has corporate bonds with a fair value $2.5 million spread between three issuers representing financial services companies. These bonds are fixed and floating rate bonds with ratings ranging from A1 to B1. The trust preferred investments are comprised of seven single issuer trust preferred securities with an amortized cost of $5.9 million and a fair value of $4.6 million. The majority of the mortgage-backed security portfolio is comprised of U.S. Government Agency products. However, the Bank has seven private-label mortgage backed securities (PLMBS) with an amortized cost of $3.1 million and a fair value of $2.8 million.

The amortized cost and estimated fair value of investment securities available for sale as of March 31, 2012 and December 31, 2011 are:

(Dollars in thousands)		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
March 31, 2012	Cost	Gains	Losses	Value
Equity securities	$2,105	$77	$(213)	$1,969
U.S. Government agency securities	11,380	83	(27)	11,436
Municipal securities	44,488	2,529	(16)	47,001
Corporate debt securities	2,484	51	(49)	2,486
Trust preferred securities	5,895	-	(1,290)	4,605
Agency mortgage-backed securities	50,473	1,034	(127)	51,380
Private-label mortgage-backed securities	3,144	-	(346)	2,798
Asset-backed securities	64	-	(17)	47
	$120,033	$3,774	$(2,085)	$121,722

		Gross	Gross	Estimated
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
December 31, 2011	Cost	Gains	Losses	Value
Equity securities	$2,105	$11	$(357)	$1,759
U.S. Government agency securities	13,159	75	(5)	13,229
Municipal securities	42,490	2,598	(7)	45,081
Corporate debt securities	2,484	49	(119)	2,414
Trust preferred securities	5,890	-	(1,272)	4,618
Agency mortgage-backed securities	54,314	1,159	(188)	55,285
Private-label mortgage-backed securities	3,366	1	(500)	2,867
Asset-backed securities	66	-	(18)	48
	$123,874	$3,893	$(2,466)	$125,301

The following table provides additional detail about the Bank’s trust preferred securities as of March 31, 2012:

Trust Preferred Securities
(Dollars in thousands)
Deal Name	Single Issuer or Pooled	Class	Amortized Cost	Fair Value	Gross Unrealized Gain (Loss)	Lowest Credit Rating Assigned	Number of Banks Currently Performing	Deferrals and Defaults as % of Original Collateral	Expected Deferral/ Defaults as a Percentage of Remaining Performing Collateral

Huntington Cap Trust	Single	Preferred Stock	$931	$729	$(202)	B	1	None	None
Huntington Cap Trust II	Single	Preferred Stock	877	702	(175)	B	1	None	None
BankAmerica Cap III	Single	Preferred Stock	957	701	(256)	BB	1	None	None
Wachovia Cap Trust II	Single	Preferred Stock	274	227	(47)	Baa2	1	None	None
Corestates Captl Tr II	Single	Preferred Stock	926	764	(162)	Baa1	1	None	None
Chase Cap VI JPM	Single	Preferred Stock	958	771	(187)	BBB	1	None	None
Fleet Cap Tr V	Single	Preferred Stock	972	711	(261)	BB	1	None	None
			$5,895	$4,605	$(1,290)

The following table provides additional detail about private label mortgage-backed securities as of March 31, 2012:

Private Label Mortgage Backed Securities
(Dollars in thousands)				Gross				Cummulative
	Orgination	Amortized	Fair	Unrealized	Collateral	Lowest Credit	Credit	OTTI
Decscription	Date	Cost	Value	Gain (Loss)	Type	Rating Assigned	Support %	Charges
RALI 2003-QS15 A1	8/1/2003	$74	$74	$-	ALT A	A1	11.34	$-
RALI 2004-QS4 A7	3/1/2004	437	432	(5)	ALT A	AA	12.23	-
MALT 2004-6 7A1	6/1/2004	617	586	(31)	ALT A	B	11.53	-
RALI 2005-QS2 A1	2/1/2005	525	494	(31)	ALT A	CCC	7.25	-
RALI 2006-QS4 A2	4/1/2006	823	652	(171)	ALT A	D	-	218
GSR 2006-5F 2A1	5/1/2006	238	228	(10)	Prime	C	2.07	-
RALI 2006-QS8 A1	7/28/2006	430	332	(98)	ALT A	D	-	172
		$3,144	$2,798	$(346)				$390

The investment portfolio contained 57 securities with $29.9 million of temporarily impaired fair value and $2.1 million in unrealized losses. This position is improved from year-end 2011 when there were 58 securities with an unrealized loss of $2.5 million. The trust preferred sector continues to show the largest unrealized loss at $1.3 million on seven securities, virtually unchanged from the prior-year end.

For securities with an unrealized loss, Management applies a systematic methodology in order to perform an assessment of the potential for “other-than-temporary” impairment. In the case of debt securities, investments considered for “other-than-temporary” impairment: (1) had a specified maturity or repricing date; (2) were generally expected to be redeemed at par, and (3) were expected to achieve a recovery in market value within a reasonable period of time. In addition, the Bank considers whether it intends to sell these securities or whether it will be forced to sell these securities before maturity. Equity securities are assessed for other-than-temporary impairment based on the length of time of impairment, dollar amount of the impairment and general market and financial conditions relating to specific issues. Accordingly, the impairments identified on debt and equity securities and subjected to the assessment at March 31, 2012 were deemed to be temporary and required no further adjustment to the financial statements, unless otherwise noted.

The following table reflects temporary impairment in the investment portfolio (excluding restricted stock), aggregated by investment category, length of time that individual securities have been in a continuous unrealized loss position and the number of securities in each category as of March 31, 2012 and December 31, 2011:

The sectors with the most significant unrealized losses are discussed below.

	March 31, 2012
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Number	Value	Losses	Number	Value	Losses	Number

Equity securities	$425	$(18)	3	$946	$(195)	12	$1,371	$(213)	15
U.S. Government agency securities	4,973	(25)	5	1,276	(2)	5	6,249	(27)	10
Municipal securities	1,491	(16)	2	-	-	-	1,491	(16)	2
Corporate debt securities	-	-	-	1,958	(49)	2	1,958	(49)	2
Trust preferred securities	-	-	-	4,605	(1,290)	7	4,605	(1,290)	7
Agency mortgage-backed securities	8,008	(80)	8	3,495	(47)	4	11,503	(127)	12
Private-label mortgage-backed securities	1,018	(36)	2	1,706	(310)	4	2,724	(346)	6
Asset-backed securities	-	-	-	47	(17)	3	47	(17)	3
Total temporarily impaired securities	$15,915	$(175)	20	$14,033	$(1,910)	37	$29,948	$(2,085)	57

	December 31, 2011
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Number	Value	Losses	Number	Value	Losses	Number

Equity securities	$394	$(111)	3	$864	$(246)	13	$1,258	$(357)	16
U.S. Government agency securities	6,068	(3)	5	1,321	(2)	5	7,389	(5)	10
Municipal securities	579	(7)	1	-	-	-	579	(7)	1
Corporate debt securities	-	-	-	1,889	(119)	2	1,889	(119)	2
Trust preferred securities	-	-	-	4,618	(1,272)	7	4,618	(1,272)	7
Agency mortgage-backed securities	12,452	(156)	12	1,174	(32)	1	13,626	(188)	13
Private-label mortgage-backed securities	1,057	(36)	2	1,636	(464)	4	2,693	(500)	6
Asset-backed securities	-	-	-	48	(18)	3	48	(18)	3
Total temporarily impaired securities	$20,550	$(313)	23	$11,550	$(2,153)	35	$32,100	$(2,466)	58

The trust preferred portfolio continues to hold the largest unrealized loss. At March 31, 2012 this sector contained six securities with a fair value of $4.6 million and an unrealized loss of $1.3 million. These values are virtually unchanged from the prior year-end. Trust-preferred securities held by the Bank are single entity issues, not pooled trust preferred securities. Therefore, the impairment review of these securities is based only on the issuer and the security cannot be impaired by the performance of other issuers as if it was a pooled trust-preferred bond. All of the Bank’s trust preferred securities are single issue, variable rate notes with long maturities (2027 – 2028) from companies that received money (and in some cases paid back) from the Troubled Asset Relief Program (TARP), continue to pay dividends and have raised capital. At March 31, 2012, the Bank believes it will be able to collect all interest and principal due on these bonds and no other-than-temporary-impairment charges were recorded. See the Trust Preferred Securities table for additional information.

The PLMBS sector shows a net unrealized loss of $346 thousand, a slight improvement over the $500 thousand unrealized loss at December 31, 2011. Six of the seven PLMBS have an unrealized loss at quarter end. These bonds were all rated AAA at time of purchase, but have since have experienced rating declines. Some have experienced increased delinquencies and defaults, while others have seen the credit support increase as the bonds paid-down. The Bank monitors the performance of the PLMBS investments on a regular basis and reviews delinquencies, default rates, credit support levels and various cash flow stress test scenarios. In determining the credit related loss, Management considers all principal past due 60 days or more as a loss. If additional principal moves beyond 60 days past due, it will also be considered a loss. As a result of the analysis on PLMBS it was determined that no impairment charges were required at March 31, 2012. The Bank has recorded $390 thousand of cumulative impairment charges on this portfolio. Management continues to monitor these securities and it is possible that additional write-downs may occur if current loss trends continue. The Bank is currently participating in class-action lawsuit against one PLMBS servicer that centers on defective warranties and representations made as part of the underwriting process. See the PLMBS table above for additional information.

The following table represents the cumulative credit losses on securities recognized in earnings as of March 31, 2012.

Three Months
(Dollars in thousands)	Ended
March 31, 2012
Balance of cumulative credit losses on securities, January 1, 2012	$390
Additions for credit losses recorded which were not previously recognized as componenets of earnings	-
Balance of cumulative credit losses on securities, March 31, 2012	$390

The Bank held $4.8 million of restricted stock at March 31, 2012. Except for $30 thousand, this investment represents stock in FHLB Pittsburgh. The Bank is required to hold this stock to be a member of FHLB and it is carried at cost of $100 per share. In December 2008, FHLB announced it would suspend its regular cash dividend and the regular repurchase of excess capital stock from its members as part of capital restoration plan. However, FHLB made an unscheduled stock repurchases of $250 thousand during the quarter. In addition, FHLB paid a small dividend during the quarter. Despite these actions, it does not appear as if FHLB has resumed its past practice of redeeming excess capital stock on a regular basis or paying a regular dividend. FHLB stock is evaluated for impairment primarily based on an assessment of the ultimate recoverability of its cost. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support its operations. There is not a public market for FHLB stock and the benefits of FHLB membership (e.g., liquidity and low cost funding) add value to the stock beyond purely financial measures. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment.

Loans:

Residential real estate: This category is comprised of consumer purpose loans secured by residential real estate and to a lesser extent, commercial purpose loans secured by residential real estate. Total residential real estate loans declined by 1.1% in 2012 from the 2011 total. The consumer purpose category represents traditional residential mortgage loans and home equity products. Both of these categories declined in 2012 from the 2011 total. The majority of the mortgages generated by the Bank are not held in the Bank’s portfolio, but sold in the secondary markets. They are originated for a fee as part of a third party brokerage agreement. In the first quarter of 2012, the Bank originated approximately $4 million in mortgages for a fee through this brokerage agreement. In 2012, the Bank plans to hold specifically identified mortgages it originates; however, if the volume of new mortgages booked is not sufficient to offset the amortization in the portfolio, the balance will decline again in 2012. Home equity lending has been slowed by the recent recession. Many consumers have seen equity in their homes disappear or have been reluctant to borrow due to uncertainty in the economy. Despite low rates, the Bank expects that home equity lending will not pick up significantly until the overall economy improves. Commercial purpose loans in this category represent loans made for various business needs, but are secured with residential real estate. In addition to the real estate collateral, it is possible that additional security is provided by personal guarantees or UCC filings. These loans are underwritten as commercial loans.

Residential real estate construction: The largest component of this category represents loans to residential real estate developers. This category declined significantly during 2011 and into the first quarter of 2012. The majority of this decrease is offset by the increase in the commercial real estate portfolio as loans were reclassified to more accurately reflect the collateral or purpose of the loan. Real estate construction loans, especially land development loans, may provide an interest reserve in order to assist the developer during the development stage when minimal cash flow is generated. All real estate construction loans are underwritten in the same manner, regardless of the use of an interest reserve. At March 31, 2012, the Bank had $22.7 million in real estate loans funded with an interest reserve and has capitalized $2.3 million of interest from these reserves on active projects. Real estate construction loans are monitored on a regular basis by either an independent third party inspector or the assigned loan officer depending on loan amount or complexity of the project. This monitoring process includes at a minimum, the submission of invoices and AIA documents of costs incurred by the borrower, on-site inspections, and a signature by the assigned loan officer for disbursement of funds. Year-to-date, the Bank has recognized $109 thousand of interest income that was funded by interest reserve accounts.

Commercial loans and commercial real estate: Commercial lending continues to be the engine that is driving loan growth in the Bank. Loans in this category include commercial, industrial, farm, agricultural, and municipal government loans. Collateral for these loans may include, commercial real estate, farm real estate, equipment or other business assets. Total commercial loans increased to $548.1 million from $541.7 million at the end of 2011. Low rates continue to make variable rate loans attractive to borrowers. However, theses are not as beneficial to the Bank and it has imposed rate floors on most new and refinanced loans during the year.

Commercial real estate loans increased 3.1% from year-end 2011, with the majority of this increase being offset by the decrease in the residential real estate construction portfolio as loans were reclassified to more accurately reflect the collateral or purpose of the loan. The largest sectors (by collateral) in the commercial real estate category are: development land ($67.4 million), hotels and motels ($51.0 million), farm land ($41.3 million), office buildings ($40.8 million) and shopping centers ($24.0 million). Commercial loans decreased 2.5% due primarily to one municipal credit of $7.3 million that paid off. The Bank is very active in its market in pursuing commercial lending opportunities, but supplements in-market growth with purchased loan participations. The Bank purchases commercial loan participations in an effort to increase its commercial lending and diversify its loan mix, both geographically and by industry sector. Purchased loans are originated primarily within the south central Pennsylvania market and are purchased from only a few select counter parties. These loans usually represent an opportunity to participate in larger credits that are not available in market, with the benefit of lower origination and servicing costs. In 2012, the Bank purchased $540 thousand of loan participations. At March 31, 2012, the Bank held $144.4 million in purchased loan participations in its portfolio compared to $152.9 million at year-end 2011. The Bank expects that commercial lending will continue to be the primary area of loan growth in the future via in-market and loan participation activity.

At March 31, 2012, the Bank had $18.3 million in loans with loan to value ratios that exceeded supervisory loan to value limits. These loans totaled approximately 21% of risk-based capital. The largest sectors of these loans are $11.0 million for land development and $5.0 million for commercial real estate. In most circumstances, the Bank’s internal loan-to-value limits are lower than the supervisory limits. Management tracks these exceptions and reports these exposures to the Credit Risk Oversight Committee of the Board of Directors.

Consumer loans decreased $1.1 million due primarily to regular payments and maturities. The consumer portfolio will continue to run-down, as consumers are unwilling to increase their debt.

The following table presents a summary of loans outstanding, by primary collateral as of:

			Change
(Dollars in thousands)	March 31, 2012	December 31, 2011	Amount	%
Residential Real Estate 1-4 Family
Consumer first liens	$83,444	$86,767	$(3,323)	(3.8)
Consumer junior liens and lines of credit	39,490	40,290	(800)	(2.0)
Total consumer	122,934	127,057	(4,123)	(3.2)

Commercial first lien	57,285	55,130	2,155	3.9
Commercial junior liens and lines of credit	7,688	7,846	(158)	(2.0)
Total	64,973	62,976	1,997	3.2
Total residential real estate 1-4 family	187,907	190,033	(2,126)	(1.1)

Residential real estate - construction
Consumer purpose	742	1,381	(639)	(46.3)
Commercial purpose	14,552	19,901	(5,349)	(26.9)
Total residential real estate construction	15,294	21,282	(5,988)	(28.1)

Commercial, industrial and agricultural real estate	370,039	358,974	11,065	3.1
Commercial, industrial and agricultural	178,077	182,694	(4,617)	(2.5)
Consumer	12,319	13,427	(1,108)	(8.3)
	763,636	766,410	(2,774)	(0.4)
Less: Allowance for loan losses	(9,507)	(9,723)	216	(2.2)
Net Loans	$754,129	$756,687	$(2,558)	(0.3)

Included in the loan balances are the following:
Net unamortized deferred loan costs	$245	$426
Unamortized discount on purchased loans	$(160)	$(167)

Loans pledged as collateral for borrowings and commitments from:
FHLB	$599,959	$679,272
Federal Reserve Bank	109,047	27,435
	$709,006	$706,707

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

The watch list includes loans rated 6 (OAEM), 7 (Substandard), and 8 (Doubtful). The watch list is the Bank’s broadest review of loan quality. Loans on the watch list are adversely classified because the borrowers are, or may be experiencing a weakening financial condition that may result in a payment default. If these trends continue, the Bank has an increasing likelihood that it will need to liquidate collateral for repayment. The Bank’s watch list includes loans that may or may not be delinquent or on nonaccrual, loans that may or may not be considered impaired, and potential problem loans. At the end of the first quarter of 2012, the Bank had $100.3 million on the watch list compared to $93.5 million at year-end 2011. The majority of the increase occurred in commercial real estate loans rated substandard. The Bank has no loans rated 8 (Doubtful) or 9 (Loss). Potential problem loans are included on the watch list and represent loans where the borrowers may not be able to comply with current loan terms, but excludes loans that are 90 days or more past due, and nonaccrual loans. Potential problem loans were $71.0 million at year-end 2011 and increased to $74.5 million at March 31, 2012. The Bank’s Loan Management Committee reviews the watch list and risk ratings on a monthly basis in order to proactively identify and manage problem loans. See Note 6 in the accompanying financial statements for a note that reports on the internal credit rating for those loans in the portfolio that are assigned an individual credit rating (primarily commercial) and those not assigned an individual credit rating (primarily consumer and residential mortgage loans).

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

Loan quality, as measured by the balance of nonperforming loans (nonaccrual and loans past due 90-days or more) has declined since the prior year-end. Nonperforming loans have increased by $3.3 million during the quarter to $25.8 million compared to $22.5 million at December 31, 2011. The commercial real estate sector recorded the majority of the increase in nonperforming loans, increasing $2.2 million during the quarter. During the quarter, the Bank added a $2.3 million loan for a residential real estate development to nonaccrual. The Bank is in negotiation with the borrower in an effort to bring the loan current or provide additional collateral for the loan. In addition, a second relationship of $2.9 million for a residential real estate development loan was added to nonaccrual in the first quarter. This relationship was restructured as a TDR and is on nonaccrual status until it shows satisfactory compliance with the modified terms. At March 31, 2012, this relationship was in compliance with the modified terms and interest was being recognized on a cash basis. These two loans are included in the table of significant nonaccrual loans as Credit 1 and Credit 6, respectively. Loans past due 90-days or more have declined slightly due primarily to loans moving to nonaccrual status. Management is diligent in its workout efforts on its nonperforming loans. However, the outcome of these workout efforts is always uncertain and it is possible that other loans may become delinquent and nonperforming loans could remain at a high level due to lengthy workout periods on these loans. OREO, depending on the type of property, can also result in an extended holding period prior to disposal.

The following table presents a summary of nonperforming assets:

	March 31, 2012		December 31, 2011
		% of Loan		% of Loan
(Dollars in thousands)	Balance	Segment	Balance	Segment

Nonaccrual loans
Residential Real Estate 1-4 Family
First liens	$2,241	1.6%	$1,749	1.2%
Junior liens and lines of credit	933	2.0%	282	0.6%
Total	3,174	1.7%	2,031	1.1%
Residential real estate - construction	758	5.0%	-	-
Commercial, industrial and agricultural real estate	16,447	4.4%	14,278	4.0%
Commercial, industrial and agricultural	1,461	0.8%	1,447	0.8%
Consumer	-	-	-	-
Total nonaccrual loans	$21,840		$17,756

Loans past due 90 days or more and still accruing
Residential Real Estate 1-4 Family
First liens	$2,048		$2,516
Junior liens and lines of credit	14		301
Total	2,062		2,817
Residential real estate - construction	116		121
Commercial, industrial and agricultural real estate	1,671		1,627
Commercial, industrial and agricultural	64		100
Consumer	55		107
Total loans past due 90 days or more and still accruing	3,968		4,772

Total nonperforming loans	25,808		22,528

Other real estate owned	3,123		3,224
Repossessed assets	8		6
	3,131		3,230

Total nonperforming assets	$28,939		$25,758

Nonaccrual loans to total gross loans	2.86%		2.32%
Nonperforming loans to total gross loans	3.38%		2.94%
Nonperforming assets to total assets	2.79%		2.60%
Allowance for loan losses to nonperforming loans	36.84%		43.16%

The majority of the $21.8 million nonaccrual loan balance is comprised of six loan relationships totaling $15.2 million. The following table provides additional information on the most significant nonaccrual accounts:

March 31, 2012
(Dollars in thousands)
		ALL	Nonaccrual			Last
	Balance	Reserve	Date	Collateral	Location	Appraisal(1)

Credit 1
Residential real estate construction	$2,309	$98	Mar-12	Residential development land -75 acres	WV	Mar-12

Credit 2	2,660	454	Dec-10	1st, 2nd and 3rd lien on 600+ acres	PA	Sep-11
Agricultural				of farm real estate,and equipment		$4,005
6 separate notes				inventory

Credit 3	3,588	-	Dec-10	1st lien on 92 acres undeveloped	PA	Jan-12
Commercial real estate				commercial real estate		$3,899

Credit 4	2,626	-	Sep-11	Liens on commerical real estate -	MO & PA	Jun-11
Commercial real estate				performance theaters and business assets		$4,970

Credit 5	1,033	-	Aug-11	1st lien on commecial and residential	PA	Sep-11
Commercial and residential real estate				properties, and 70 acres		$1,280

Credit 6	2,949	-	Mar-12	Commercial real estate, residential real	PA	Feb-12
Residential real estate development				estate and business assets		$5,382

	$15,165	$552

(1) Appraisal value, as reported, does not reflect the pay-off of any senior liens or any adjustment to reflect the cost to liquidate the collateral.

Nonaccrual Credit 1 and 6 were discussed previously. Credit 2 is scheduled for an auction on a parcel of real estate in the second quarter that should result in a substantial principal reduction. A charge-off of $1.6 million was recorded against Credit 3 during the first quarter. This property has experienced significant declines in appraised values since origination. An appraisal on this property in 2011 resulted in a 53% reduction in value from the original appraisal and a subsequent appraisal in 2012 resulted in an additional reduction in value of 31% from 2011. Credit 4 is a TDR that is in compliance with the modified terms and is on nonaccrual until a satisfactory repayment history is established. This credit is part of a shared national credit.

In addition to monitoring nonaccrual loans, the Bank also closely monitors impaired loans and troubled debt restructurings (TDR). A loan is considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all interest and principal payments due according to the originally contracted terms of the loan agreement. The Bank reviews all loans rated 7 or lower and all nonaccrual loans for impairment. All TDR loans are considered impaired loans. Impaired loans totaled $33.4 million at March 31, 2012, up from $28.0 million at December 31, 2011. The increase in impaired loans is due primarily to the addition of two large residential real estate development relationships, totaling $5.2 million during the quarter. These new impaired loans were discussed as Credit 1 and Credit 6 in the previous nonaccrual loan discussion. The Bank’s largest impaired loans (6 relationships totaling $15.2 million) are also on nonaccrual status and are reported in the table of significant nonaccrual loans shown above. See Note 6 in the accompanying financial statements for a note that reports on impaired loans.

A loan is considered a troubled debt restructuring (TDR) if the creditor (the Bank), for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The Bank reviews all loans rated 5 or lower when it is providing a loan restructure, modification or new credit facility to determine if the action is a TDR. In addition, the Bank reviews all consumer loan modifications and/or policy exceptions for TDR status. If a TDR loan is placed on nonaccrual status, it remains on nonaccrual status for at least six months to ensure performance. All TDR loans, except one consumer real estate loan for $30 thousand are in compliance with their modified terms. The Bank recorded nine contracts (two relationships) for $5.4 million as TDR loans during the quarter. One new TDR relationship was Credit 5 in the nonaccrual discussion. The second new TDR relationship (3 contracts) was a $2.4 million commercial loan to a company in an agricultural feed business. See Note 6 in the accompanying financial statements for a note that identifies TDR loans in the portfolio.

The Bank holds $3.1 million of other real estate owned (OREO), comprised of various types of real estate. The largest piece of OREO is several pieces of land ($2.4 million) intended for residential real estate development. These properties were obtained as the result of accepting a deed-in-lieu of foreclosure from the developer. The loan was moved to OREO at a fair value of $2.4 million after a charge-off of $1.3 million in 2011.

The following table provides additional information on the foreclosed real estate:

Other Real Estate Owned March 31, 2012
(Dollars in thousands)	Date				Last
	Acquired	Balance	Collateral	Location	Appraisal
Property 1	2012	$17	residential real estate	PA	Mar-11
Property 2	2012	43	residential real estate	PA	Dec-11
Property 3	2011	2,383	unimproved and improved real	PA	Aug-11
			estate for residential development on
			four separate tracts totaling 150 acres
Property 4	2011	536	townhouses and residential building lots	PA	Jun-11
Property 5	2011	9	residential real estate	PA	Oct-11
Property 6	2011	93	residential building lots	MD	Apr-11
Property 7	2011	42	residential real estate - 2 properties	PA	Dec-10
		$3,123

Allowance for Loan Losses:

Management performs a monthly evaluation of the adequacy of the allowance for loan losses (ALL). The ALL is determined by a segmenting the loan portfolio based on the loan’s collateral. The Bank further classifies the portfolio based on the primary purpose of the loan, either consumer or commercial. When calculating the ALL, consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, borrowers’ actual or perceived financial and managerial strengths, the adequacy of the underlying collateral (if collateral dependent) and other relevant factors. The Bank begins enhanced monitoring of all commercial loans rated 6 (OAEM) or worse, and obtains a new appraisal or asset valuation for any loan rated 7 (Substandard) or worse, including all nonaccrual loans. Management, at its discretion, may determine that additional adjustments to the appraisal or valuation are required. Valuation adjustments will be made as necessary based on factors, including, but not limited to the economy, deferred maintenance, industry, type of property/equipment, age of the appraisal, etc. and the knowledge Management has about a particular situation. In addition, the cost to sell or liquidate the collateral is also estimated and deducted from the valuation in order to determine the net realizable value to the Bank. When determining the allowance for loan loss, certain factors involved in the evaluation are inherently subjective and require material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans. Management monitors the adequacy of the allowance for loan losses on an ongoing basis and reports its adequacy quarterly to the Credit Risk Oversight Committee of the Board of Directors. Management believes that the allowance for loan losses at March 31, 2012 is adequate.

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

The following table shows the loans that were evaluated for the allowance for loan losses under a specific reserve (individually) and those that were evaluated under a general reserve (collectively), and the amount of the allowance established in each category as of March 31, 2012:

				Commercial
	Residential Real Estate 1-4 Family			Industrial &	Commercial
		Junior Liens &		Agricultural	Industrial &
(Dollars in thousands)	First Liens	Lines of Credit	Construction	Real Estate	Agricultural	Consumer	Total

March 31, 2012
Loans evaluated for allowance:
Individually	$4,580	$753	$758	$22,858	$4,427	$-	$33,376
Collectively	136,149	46,425	14,536	347,181	173,650	12,319	730,260
Total	$140,729	$47,178	$15,294	$370,039	$178,077	$12,319	$763,636

ALL established for loans evaluated:
Individually	$396	$5	$-	$913	$673	$-	$1,987
Collectively	536	306	878	4,879	715	206	7,520
ALL at March 31, 2012	$932	$311	$878	$5,792	$1,388	$206	$9,507

During the first quarter, $1.9 million was added to the allowance for loan losses (ALL) thorough the provision for loan loss expense. This compares to a provision expense of $900 thousand for the same period in 2011. The provision expense includes approximately $1.1 million needed to restore the ALL after charging off $1.6 million on one nonperforming commercial real estate loan. The charge-off was necessary after receiving a 2012 appraisal that was 31% less than a 2011 appraisal. The 2011 appraisal was 53% less than the original appraisal and to date, the Bank has charged-off $2.9 million on this loan due to the lower appraisals. For the quarter, net-charge offs exceeded the provision expense and the ALL declined from $9.7 million at the prior year-end to $9.5 million at March 31, 2012. The ALL as a percentage of loans was 1.24% at quarter-end.

Charged-off loans usually result from: (1) a borrower being legally relieved of loan repayment responsibility through bankruptcy, (2) insufficient collateral sale proceeds to repay a loan; or (3) the borrower and/or guarantor does not own other assets that, if sold, would generate sufficient sale proceeds to repay a loan.

The Bank recorded net loan charges-off of $2.2 million for the quarter compared to $503 thousand for the same period in 2011. The commercial real estate portfolio recorded the largest net charge-off of $1.9 million, fueled by the $1.6 million charge-off discussed previously.

The following table presents an analysis of the allowance for loan losses for the periods ended:

				Commercial
	Residential Real Estate 1-4 Family			Industrial &	Commercial
		Junior Liens &		Agricultural	Industrial &
(Dollars in thousands)	First Liens	Lines of Credit	Construction	Real Estate	Agricultural	Consumer	Total

ALL at December 31, 2011	$1,049	$308	$1,222	$5,257	$1,651	$236	$9,723
Charge-offs	(36)	(65)	-	(1,992)	(33)	(86)	(2,212)
Recoveries	-	-	-	8	2	36	46
Provision	(81)	68	(344)	2,519	(232)	20	1,950
ALL at March 31, 2012	$932	$311	$878	$5,792	$1,388	$206	$9,507

ALL at December 31, 2010	$600	$352	$2,596	$3,358	$1,578	$317	$8,801
Charge-offs	(107)	(5)	(400)	(161)	-	(64)	(737)
Recoveries	11	-	-	193	-	30	234
Provision	108	(55)	146	826	(131)	6	900
ALL at March 31, 2011	$612	$292	$2,342	$4,216	$1,447	$289	$9,198

	March 31, 2012	December 31, 2011	March 31, 2011
Net loans charged-off as a percentage of average gross loans	1.14%	0.07%	0.27%
Net loans charged-off as a percentage of the provision for loan losses	111.08%	55.89%	55.89%
Allowance as a percentage of loans	1.24%	1.27%	1.20%
Net charge-offs	$2,166	$6,602	$503

Deposits:

Total deposits increased $47.5 million during the first three months of 2012 to $835.5 million. Non-interest bearing deposits increased $13.3 million, while savings and interest-bearing checking increased $25.9 million and time deposits increased $8.3 million. The increase in non-interest bearing checking accounts came primarily from commercial checking accounts ($4.6 million) and retail checking accounts ($3.5 million). The Bank’s Money Management product increased $31.7 million due primarily to an increase in retail accounts. Retail time deposits decreased since year-end, as customers moved funds to more liquid accounts. However, brokered CDs increased $14.5 million, which includes new brokered CDs of $32.2 million that includes $23 million to pre-fund FHLB term loans that are maturing in 2012 and to replace higher rate brokered CDs of $9.2 million that were called for early redemption by the Bank. As of March 31, 2012, the Bank had $8.2 million in CDARS reciprocal deposits included in brokered time deposits.

The following table presents a summary of deposits outstanding at:

			Change
(Dollars in thousands)	March 31, 2012	December 31, 2011	Amount	%
Demand, noninterest-bearing checking	$117,553	$104,245	$13,308	12.8

Interest-bearing checking	118,073	117,479	594	0.5
Money market accounts	348,698	326,219	22,479	6.9
Savings accounts	54,563	51,728	2,835	5.5
Total interest-bearing checking and savings	521,334	495,426	25,908	5.2

Retail time deposits	141,268	147,479	(6,211)	(4.2)
Brokered time deposits	55,379	40,836	14,543	35.6
Total time deposits	196,647	188,315	8,332	4.4
Total deposits	$835,534	$787,986	$47,548	6.0

Overdrawn deposit accounts reclassified as loan balances	$137	$232

Borrowings:

The balance of securities sold under agreements to repurchase, which are accounted for as collateralized financings, decreased $803 thousand from year-end and the long-term debt from the FHLB decreased $1.7 million due scheduled amortization and maturities.

Shareholders’ Equity:

Total shareholders’ equity increased $1.1 million to $88.3 million at March 31, 2012, compared to $87.2 million at the end of 2011. The increase in retained earnings from the Corporation’s net income of $1.4 million was partially offset by the cash dividend of $1.1 million. The Corporation’s dividend payout ratio is 79.6% for the first quarter of 2012 compared to 57.2% in 2011. This payout ratio is higher than the Corporation normally pays out and is the result of lower income in the first quarter of 2012, due to higher provision expense.

As part of its quarterly dividend decision, the Corporation considers current and future income projections, dividend yield, payout ratio, and current and future capital ratios. On April 23, 2012, the Board of Directors declared a $.17 per share regular quarterly dividend for the second quarter of 2012. This compares to a regular quarterly cash dividend of $.27 paid in the first quarter of 2012. In light of the uncertain economic and regulatory environment, the Board determined that it would be prudent to reduce the dividend payout at this time.

In addition, the Corporation considers how dividend decisions may affect the Dividend Reinvestment Plan (DRIP), which has raised $489 thousand in new capital this year with 34,000 new shares purchased. The Corporation continually explores other sources of capital as part of its capital management plan for the Corporation and the Bank. The Corporation did not repurchase any shares of the Corporation’s common stock during the first three months of 2012. During the first quarter, the Corporation and the Bank completed a merger of subsidiaries (see Note 1) that resulted in $1.4 million of new capital to the Bank.

Capital adequacy is currently defined by regulatory agencies through the use of several minimum required ratios. At March 31, 2012, the Corporation was well capitalized as defined by the banking regulatory agencies. Regulatory capital ratios for the Corporation and the Bank are shown below:

			Regulatory Ratios
				Well Capitalized
	March 31, 2012	December 31, 2011	Minimum	Minimum
Total Risk Based Capital Ratio (1)
Franklin Financial Services Corporation	12.18%	12.14%	8.00%	n/a
Farmers & Merchants Trust Company	11.67%	11.51%	8.00%	10.00%

Tier 1 Capital Ratio (2)
Franklin Financial Services Corporation	10.94%	10.89%	4.00%	n/a
Farmers & Merchants Trust Company	10.43%	10.26%	4.00%	6.00%

Leverage Ratio (3)
Franklin Financial Services Corporation	8.39%	8.40%	4.00%	n/a
Farmers & Merchants Trust Company	7.97%	7.89%	4.00%	5.00%

(1)Total risk-based capital / total risk-weighted assets, (2)Tier 1 capital / total risk-weighted assets, (3) Tier 1 capital / average quarterly assets

Economy

The Corporation’s primary market area includes Franklin, Fulton, Cumberland and Huntingdon County, PA. This area is diverse in demographic and economic makeup. County populations range from a low of approximately 15,000 in Fulton County to over 230,000 in Cumberland County. At March 31, 2012, the unemployment rate for Pennsylvania was 8.3% and the national rate was 8.8%, while the unemployment rate in the Corporation’s market area ranged from 6.1% in Franklin County to 7.7% in Fulton County. The unemployment rates for the Bank’s market area have remained high during the last three years along with state and national rates. Housing prices have improved slightly over prior year, while mortgage delinquencies are consistent from the end of 2011.

The following table presents economic data for the Bank’s primary market area:

Economic Data

	March 31, 2012	December 31, 2011
Unemployment Rate (seasonally adjusted)
Market area range (1)	6.1% to 11.4%	6.7% - 10%
Pennsylvania	8.3%	7.9%
United States	8.8%	9.0%

Housing Price Index - year over year change
PA, nonmetropolitan statistical area	-1.7%	-3.3%
United States	-3.0%	-4.5%

Franklin County Building Permits - year over year change
Residential, estimated	-66.1%	-34.3%
Multifamily, estimated	-71.4%	-73.4%

(1) Franklin, Cumberland, Fulton and Huntingdon Counties

Unlike many companies, the assets and liabilities of the Corporation are financial in nature. As such, interest rates and changes in interest rates may have a more significant effect on the Corporation’s financial results than on other types of industries. Because of this, the Corporation watches the actions of the Federal Reserve Open Market Committee (FOMC) as it makes decisions about interest rate changes. The Fed continues to hold the fed funds target rate steady at .25% and has indicated that it could maintain this level until 2014. This decision, coupled with other Fed actions, seems to indicate that the yield curve will continue to create an environment that is not conducive to bank earnings.

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

Historically, the Corporation has satisfied its liquidity needs from earnings, repayment of loans and amortizing investment securities, maturing investment securities, loan sales, deposit growth and its ability to access existing lines of credit. All investments are classified as available for sale; therefore, securities that are not pledged as collateral for borrowings are an additional source of readily available liquidity, either by selling the security or, more preferably, to provide collateral for additional borrowing. However, at March 31, 2012, the Bank had approximately $102 million (fair value) or 85% of its investment portfolio (debt securities) pledged as collateral. The primary source of liquidity for the Bank is a line of credit with the FHLB. At March 31, 2012, the Bank had approximately $28 million available on this line of credit. The Bank is currently in the process of increasing its borrowing capacity at FHLB by providing additional collateral. The Bank continues to operate in a collateral delivery status with the FHLB as reported in its December 31, 2011 Annual Report on Form 10-K

The Bank also has $16 million in unsecured lines of credit at two correspondent banks and approximately $57 million in funding available at the Federal Reserve Discount Window. The Bank also has the ability to access other funding sources via wholesale borrowings, brokered CDs and CD listing services. The Bank’s ability to access brokered CDs could be negatively affected if its capital level was to fall below “well capitalized.”

Off Balance Sheet Commitments and Contractual Obligations

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation. Unused commitments and standby letters of credit totaled $255.0 million and $249.8 million, respectively, at March 31, 2012 and December 31, 2011.

The Corporation has entered into various contractual obligations to make future payments. These obligations include time deposits, long-term debt, operating leases, deferred compensation and pension payments. These amounts have not changed materially from those reported in the Corporation’s 2011 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the Corporation’s exposure to market risk during the three months ended March 31, 2012. For more information on market risk refer to the Corporation’s 2011 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2012, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 1A. Risk Factors

There were no material changes in the Corporation’s risk factors during the three months ended March 31, 2012. For more information, refer to the Corporation’s 2011 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults by the Company on its Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

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

Franklin Financial Services Corporation

May 10, 2012	/s/ William E. Snell, Jr.
William E. Snell, Jr.
President and Chief Executive Officer
(Authorized Officer)

May 10, 2012	/s/ Mark R. Hollar
Mark R. Hollar
Treasurer and Chief Financial Officer
(Principal Financial Officer)

