Form 10-Q
period 2012-06-30
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2012-08-09
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012,

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

There were 4,078,356 outstanding shares of the Registrant’s common stock as of July 31, 2012.

Part I FINANCIAL INFORMATION

Item 1 Financial Statements

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

(unaudited)

	June 30	December 31
	2012	2011

Assets
Cash and due from banks	$17,739	$16,932
Interest-bearing deposits in other banks	73,365	17,212
Total cash and cash equivalents	91,104	34,144
Investment securities available for sale, at fair value	132,804	125,301
Restricted stock	4,535	5,022
Loans held for sale	795	-
Loans	768,364	766,410
Allowance for loan losses	(9,627)	(9,723)
Net loans	758,737	756,687
Premises and equipment, net	16,083	16,041
Bank owned life insurance	20,607	20,273
Goodwill	9,016	9,016
Other intangible assets	1,340	1,558
Other real estate owned	3,290	3,224
Deferred tax assets	6,169	6,384
Other assets	12,421	12,598
Total assets	$1,056,901	$990,248

Liabilities
Deposits
Demand (non-interest bearing)	$109,023	$104,245
Savings and interest checking	550,742	495,426
Time	196,881	188,315
Total deposits	856,646	787,986
Securities sold under agreements to repurchase	51,028	53,103
Long-term debt	46,292	48,336
Other liabilities	13,007	13,641
Total liabilities	966,973	903,066

Shareholders' equity
Common stock $1 par value per share, 15,000,000 shares authorized with 4,471,917 shares issued and 4,075,743 shares outstanding at June 30, 2012 and 4,419,258 shares issued and 4,023,084 shares outstanding at December 31, 2011	4,472	4,419
Capital stock without par value, 5,000,000 shares authorized with no shares issued or outstanding	-	-
Additional paid-in capital	35,385	34,698
Retained earnings	61,775	60,280
Accumulated other comprehensive loss	(4,620)	(5,131)
Treasury stock, 396,174 shares at cost at June 30, 2012 and December 31, 2011, respectively	(7,084)	(7,084)
Total shareholders' equity	89,928	87,182
Total liabilities and shareholders' equity	$1,056,901	$990,248

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Income

(Dollars in thousands, except per share data)

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30		June 30
	2012	2011	2012	2011

Interest income
Loans, including fees	$9,112	$9,483	$18,210	$18,825
Interest and dividends on investments:
Taxable interest	451	635	885	1,218
Tax exempt interest	366	330	732	674
Dividend income	18	26	34	51
Deposits and obligations of other banks	55	19	91	25
Total interest income	10,002	10,493	19,952	20,793

Interest expense
Deposits	1,304	1,755	2,758	3,424
Securities sold under agreements to repurchase	19	39	39	73
Short-term borrowings	-	-	-	1
Long-term debt	488	614	980	1,315
Total interest expense	1,811	2,408	3,777	4,813
Net interest income	8,191	8,085	16,175	15,980
Provision for loan losses	825	1,767	2,775	2,667
Net interest income after provision for loan losses	7,366	6,318	13,400	13,313

Noninterest income
Investment and trust services fees	1,059	1,058	2,026	1,990
Loan service charges	269	231	541	712
Mortgage banking activities	(27)	(45)	20	(35)
Deposit service charges and fees	479	597	954	1,134
Other service charges and fees	213	124	448	250
Debit card income	295	260	570	495
Increase in cash surrender value of life insurance	167	175	334	340
Other	17	81	142	106

OTTI losses on securities	-	(370)	-	(370)
Loss recognized in other comprehensive income (before taxes)	-	(315)	-	(315)
Net OTTI losses recognized in earnings	-	(55)	-	(55)

Securities gains, net	21	-	21	11
Total noninterest income	2,493	2,426	5,056	4,948

Noninterest Expense
Salaries and benefits	4,157	3,883	7,956	7,596
Net occupancy expense	493	496	1,011	1,028
Furniture and equipment expense	218	214	427	437
Advertising	396	351	710	643
Legal and professional fees	260	244	539	515
Data processing	440	487	853	868
Pennsylvania bank shares tax	187	173	373	337
Intangible amortization	109	111	218	224
FDIC insurance	267	256	528	567
Other	1,070	1,218	1,991	2,239
Total noninterest expense	7,597	7,433	14,606	14,454
Income before federal income taxes	2,262	1,311	3,850	3,807
Federal income tax (benefit) expense	356	(447)	575	199
Net income	$1,906	$1,758	$3,275	$3,608

Per share
Basic earnings per share	$0.47	$0.45	$0.81	$0.92
Diluted earnings per share	$0.47	$0.45	$0.81	$0.92
Cash dividends declared per share	$0.17	$0.27	$0.44	$0.54

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

(unaudited)

The components of comprehensive income and related tax effects are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
Net Income	$1,906	$1,758	$3,275	$3,608

Securities:
Unrealized gains arising during the period	238	1,254	500	1,992
Reclassification adjustment for losses (gains) included in net income	(21)	55	(21)	44
Net unrealized gains	217	1,309	479	2,036
Tax effect	(74)	(445)	(163)	(693)
Net of tax amount	143	864	316	1,343

Derivatives:
Unrealized losses arising during the period	(93)	(345)	(63)	(279)
Reclassification adjustment for losses included in net income	178	180	358	356
Net unrealized gains (losses)	85	(165)	295	77
Tax effect	(29)	57	(100)	(27)
Net of tax amount	56	(108)	195	50

Total other comprehensive income	199	756	511	1,393
Total Comprehensive Income	$2,105	$2,514	$3,786	$5,001

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Changes in Shareholders' Equity

For the Six Months Ended June 30, 2012 and 2011

(Dollars in thousands, except per share data)

(unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Loss	Stock	Total

Balance at December 31, 2010	$4,317	$33,096	$57,984	$(5,642)	$(7,116)	$82,639

Comprehensive income:
Net income	-	-	3,608	-	-	3,608
Unrealized gain on securities, net of reclassification adjustments and taxes	-	-	-	1,343	-	1,343
Unrealized loss on hedging activities, net of reclassification adjustments and taxes	-	-	-	50	-	50

Cash dividends declared, $.54 per share	-	-	(2,122)	-	-	(2,122)
Treasury shares issued under stock option plans: 1,611 shares	-	(2)	-	-	29	27
Treasury shares issued to dividend reinvestment plan: 34,837 shares	35	615	-	-	-	650
Balance at June 30, 2011	$4,352	$33,709	$59,470	$(4,249)	$(7,087)	$86,195

Balance at December 31, 2011	$4,419	$34,698	$60,280	$(5,131)	$(7,084)	$87,182

Comprehensive income:
Net income	-	-	3,275	-	-	3,275
Unrealized gain on securities, net of reclassification adjustments and taxes	-	-	-	316	-	316
Unrealized gain on hedging activities, net of reclassification adjustments and taxes	-	-	-	195	-	195

Cash dividends declared, $.44 per share	-	-	(1,780)	-	-	(1,780)
Common stock issued to dividend reinvestment plan: 52,659 shares	53	687	-	-	-	740
Balance at June 30, 2012	$4,472	$35,385	$61,775	$(4,620)	$(7,084)	$89,928

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows

(Dollars in thousands)

(unaudited)

	For the Six Months Ended June 30
	2012	2011
Cash flows from operating activities
Net income	$3,275	$3,608
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	702	704
Net amortization of loans and investment securities	676	332
Amortization and net change in mortgage servicing rights valuation	56	128
Amortization of intangibles	218	224
Provision for loan losses	2,775	2,667
Net realized gains on sales of securities	(21)	(11)
OTTI losses on securities	-	55
Loans originated for sale	(4,473)	-
Proceeds from sale of loans	3,678	-
Net gain on sale or disposal of other real estate/other repossessed assets	(20)	(22)
Increase in cash surrender value of life insurance	(334)	(340)
Contribution to pension plan	(576)	(922)
(Increase) decrease in interest receivable and other assets	(97)	126
Increase (decrease) in interest payable and other liabilities	151	(1,084)
Other, net	(12)	(584)
Net cash provided by operating activities	5,998	4,881

Cash flows from investing activities
Proceeds from sales of investment securities available for sale	471	880
Proceeds from maturities and paydowns of investment securities available for sale	18,239	10,710
Purchase of investment securities available for sale	(26,107)	(24,676)
Net decrease in restricted stock	487	598
Net increase in loans	(5,136)	(25,264)
Proceeds from sale of other real estate/other repossessed assets	195	142
Capital expenditures	(688)	(398)
Net cash used in investing activities	(12,539)	(38,008)

Cash flows from financing activities
Net increase in demand deposits, interesting-bearing checking and savings accounts	60,094	54,503
Net increase in time deposits	8,566	6,066
Net (decrease) increase in securities sold under agreements to repurchase	(2,075)	14,097
Long-term debt payments	(2,044)	(21,581)
Dividends paid	(1,780)	(2,122)
Common stock issued to dividend reinvestment plan	740	650
Common stock issued under stock option plans	-	27
Net cash provided by financing activities	63,501	51,640
Increase in cash and cash equivalents	56,960	18,513
Cash and cash equivalents at beginning of period	34,144	22,106
Cash and cash equivalents at end of period	$91,104	$40,619

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest on deposits and other borrowed funds	$3,862	$4,953
Income taxes	$-	$1,750
Noncash Activities
Loans transferred to Other Real Estate	$241	$484

The accompanying notes are an integral part of these financial statements.

FRANKLIN FINANCIAL SERVICES CORPORATION and SUBSIDIARIES

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Franklin Financial Services Corporation (the Corporation), and its wholly-owned subsidiaries, Farmers and Merchants Trust Company of Chambersburg (the Bank) and Franklin Future Fund Inc. Farmers and Merchants Trust Company of Chambersburg is a commercial bank that has one wholly-owned subsidiary, Franklin Financial Properties Corp. During the first quarter of 2012, Franklin Realty Services Corporation (an inactive real-estate brokerage company and subsidiary of the Bank as of December 31, 2011) merged with Franklin Financial Properties Corp. (a subsidiary of the Corporation at December 31, 2011) with Franklin Financial Properties Corp. becoming the surviving entity and subsidiary of the Bank. Franklin Financial Property Corp. holds real estate assets that are leased by the Bank. Franklin Future Fund Inc. is a non-bank investment company. The activities of non-bank entities are not significant to the consolidated totals. All significant intercompany transactions and account balances have been eliminated.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, and cash flows as of June 30, 2012, and for all other periods presented have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s 2011 Annual Report on Form 10-K. The consolidated results of operations for the period ended June 30, 2012 are not necessarily indicative of the operating results for the full year. Management has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.

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

Earnings per share is computed based on the weighted average number of shares outstanding during each period end. A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

	For the Three Months Ended		For the Six Months Ended
	June 30		June 30
(In thousands, except per share data)	2012	2011	2012	2011
Weighted average shares outstanding (basic)	4,066	3,942	4,053	3,934
Impact of common stock equivalents	-	3	-	4
Weighted average shares outstanding (diluted)	4,066	3,945	4,053	3,938
Anti-dilutive options excluded from the calculation	100	70	104	70
Net income	$1,906	$1,758	$3,275	$3,608
Basic earnings per share	$0.47	$0.45	$0.81	$0.92
Diluted earnings per share	$0.47	$0.45	$0.81	$0.92

Note 2 – Recent Accounting Pronouncements

There were no new accounting pronouncements affecting the Corporation during the period that were not already incorporated into the disclosures.

Note 3 – Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss included in shareholders' equity are as follows:

(Dollars in thousands)	June 30,	December 31,
	2012	2011

Net unrealized gains on securities	$1,906	$1,427
Tax effect	(648)	(485)
Net of tax amount	1,258	942

Net unrealized losses on derivatives	(1,443)	(1,738)
Tax effect	490	590
Net of tax amount	(953)	(1,148)

Accumulated pension adjustment	(7,462)	(7,462)
Tax effect	2,537	2,537
Net of tax amount	(4,925)	(4,925)
Total accumulated other comprehensive loss	$(4,620)	$(5,131)

Note 4 – Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Bank generally holds collateral and/or personal guarantees supporting these commitments. The Bank had $30.6 million and $28.2 million of standby letters of credit as of June 30, 2012 and December 31, 2011, respectively. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The amount of the liability as of June 30, 2012 and December 31, 2011 for guarantees under standby letters of credit issued was not material.

Note 5 – Investments

The amortized cost and estimated fair value of investment securities available for sale as of June 30, 2012 and December 31, 2011 are:

(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2012	Cost	Gains	Losses	Value
Equity securities	$2,105	$90	$(272)	$1,923
U.S. Government agency securities	12,219	105	(26)	12,298
Municipal securities	54,684	2,902	(118)	57,468
Corporate debt securities	2,251	26	(52)	2,225
Trust preferred securities	5,898	-	(1,352)	4,546
Agency mortgage-backed securities	50,788	1,044	(121)	51,711
Private-label mortgage-backed securities	2,890	-	(304)	2,586
Asset-backed securities	63	-	(16)	47
	$130,898	$4,167	$(2,261)	$132,804

		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
December 31, 2011	Cost	Gains	Losses	Value
Equity securities	$2,105	$11	$(357)	$1,759
U.S. Government agency securities	13,159	75	(5)	13,229
Municipal securities	42,490	2,598	(7)	45,081
Corporate debt securities	2,484	49	(119)	2,414
Trust preferred securities	5,890	-	(1,272)	4,618
Agency mortgage-backed securities	54,314	1,159	(188)	55,285
Private-label mortgage-backed securities	3,366	1	(500)	2,867
Asset-backed securities	66	-	(18)	48
	$123,874	$3,893	$(2,466)	$125,301

The amortized cost of securities pledged as collateral to secure various funding sources was $103.1 million at June 30, 2012 and $112.1 million at December 31, 2011.

The amortized cost and fair value of debt securities as of June 30, 2012, by contractual maturity are shown below. Actual maturities may differ from contractual maturities because of prepayment or call options embedded in the securities.

	Amortized	Fair
(Dollars in thousands)	Cost	Value
Due in one year or less	$5,291	$5,318
Due after one year through five years	13,964	14,741
Due after five years through ten years	17,582	18,425
Due after ten years	38,278	38,100
	75,115	76,584
Mortgage-backed securities	53,678	54,297

	$128,793	$130,881

The following table provides additional detail about trust preferred securities as of June 30, 2012:

Trust Preferred Securities
(Dollars in thousands)
Deal Name	Single Issuer or Pooled	Class	Amortized Cost	Fair Value	Gross Unrealized Gain (Loss)	Lowest Credit Rating Assigned	Number of Banks Currently Performing	Deferrals and Defaults as % of Original Collateral	Expected Deferral/ Defaults as a Percentage of Remaining Performing Collateral

Huntington Cap Trust	Single	Preferred Stock	$931	$714	$(217)	B	1	None	None
Huntington Cap Trust II	Single	Preferred Stock	878	685	(193)	B	1	None	None
BankAmerica Cap III	Single	Preferred Stock	958	709	(249)	BB	1	None	None
Wachovia Cap Trust II	Single	Preferred Stock	274	228	(46)	Baa2	1	None	None
Corestates Captl Tr II	Single	Preferred Stock	927	765	(162)	Baa1	1	None	None
Chase Cap VI JPM	Single	Preferred Stock	958	711	(247)	BBB	1	None	None
Fleet Cap Tr V	Single	Preferred Stock	972	734	(238)	BB	1	None	None
			$5,898	$4,546	$(1,352)

The following table provides additional detail about private label mortgage-backed securities as of June 30, 2012:

Private Label Mortgage Backed Securities
(Dollars in thousands)				Gross				Cummulative
	Orgination	Amortized	Fair	Unrealized	Collateral	Lowest Credit	Credit	OTTI
Decscription	Date	Cost	Value	Gain (Loss)	Type	Rating Assigned	Support %	Charges
RALI 2004-QS4 A7	3/1/2004	$379	$376	(3)	ALT A	AA	12.38	-
MALT 2004-6 7A1	6/1/2004	583	548	(35)	ALT A	B	11.61	-
RALI 2005-QS2 A1	2/1/2005	502	484	(18)	ALT A	CC	7.16	-
RALI 2006-QS4 A2	4/1/2006	804	636	(168)	ALT A	D	-	218
GSR 2006-5F 2A1	5/1/2006	202	188	(14)	Prime	C	1.26	-
RALI 2006-QS8 A1	7/28/2006	420	354	(66)	ALT A	D	-	172
		$2,890	$2,586	$(304)				$390

At June 30, 2012, the investment portfolio contained 65 securities with $34.1 million of temporarily impaired fair value and $2.3 million in unrealized losses. The unrealized loss position is less than at year-end 2011, but there are more securities with an unrealized loss and the temporarily impaired fair value is higher due to an increase in the fair value of municipal bonds with an unrealized loss. The trust preferred sector continues to show the largest unrealized loss at $1.4 million on seven securities, virtually unchanged from the prior-year end.

For securities with an unrealized loss, Management applies a systematic methodology in order to perform an assessment of the potential for “other-than-temporary” impairment. In the case of debt securities, investments considered for “other-than-temporary” impairment: (1) had a specified maturity or repricing date; (2) were generally expected to be redeemed at par, and (3) were expected to achieve a recovery in market value within a reasonable period of time. In addition, the Bank considers whether it intends to sell these securities or whether it will be forced to sell these securities before maturity. Equity securities are assessed for other-than-temporary impairment based on the length of time of impairment, dollar amount of the impairment and general market and financial conditions relating to specific issues. Accordingly, the impairments identified on debt and equity securities and subjected to the assessment at June 30, 2012 were deemed to be temporary and required no further adjustment to the financial statements, unless otherwise noted.

The following table reflects temporary impairment in the investment portfolio (excluding restricted stock), aggregated by investment category, length of time that individual securities have been in a continuous unrealized loss position and the number of securities in each category as of June 30, 2012 and December 31, 2011:

	June 30, 2012
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Number	Value	Losses	Number	Value	Losses	Number

Equity securities	$129	$(5)	3	$1,205	$(267)	13	$1,334	$(272)	16
U.S. Government agency securities	4,944	(24)	5	1,257	(2)	5	6,201	(26)	10
Municipal securities	4,854	(118)	5	-	-	-	4,854	(118)	5
Corporate debt securities	-	-	-	1,954	(52)	2	1,954	(52)	2
Trust preferred securities	-	-	-	4,546	(1,352)	7	4,546	(1,352)	7
Agency mortgage-backed securities	7,008	(42)	8	5,613	(79)	8	12,621	(121)	16
Private-label mortgage-backed securities	924	(38)	2	1,662	(266)	4	2,586	(304)	6
Asset-backed securities	-	-	-	47	(16)	3	47	(16)	3
Total temporarily impaired securities	$17,859	$(227)	23	$16,284	$(2,034)	42	$34,143	$(2,261)	65

	December 31, 2011
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Number	Value	Losses	Number	Value	Losses	Number

Equity securities	$394	$(111)	3	$864	$(246)	13	$1,258	$(357)	16
U.S. Government agency securities	6,068	(3)	5	1,321	(2)	5	7,389	(5)	10
Municipal securities	579	(7)	1	-	-	-	579	(7)	1
Corporate debt securities	-	-	-	1,889	(119)	2	1,889	(119)	2
Trust preferred securities	-	-	-	4,618	(1,272)	7	4,618	(1,272)	7
Agency mortgage-backed securities	12,452	(156)	12	1,174	(32)	1	13,626	(188)	13
Private-label mortgage-backed securities	1,057	(36)	2	1,636	(464)	4	2,693	(500)	6
Asset-backed securities	-	-	-	48	(18)	3	48	(18)	3
Total temporarily impaired securities	$20,550	$(313)	23	$11,550	$(2,153)	35	$32,100	$(2,466)	58

The trust preferred portfolio contains the largest unrealized loss in the portfolio. At June 30, 2012 this sector contained seven securities with a fair value of $4.5 million and an unrealized loss of $1.4 million. These values are virtually unchanged from the prior year-end. Trust-preferred securities held by the Bank are single entity issues, not pooled trust preferred securities. Therefore, the impairment review of these securities is based only on the issuer and the security cannot be impaired by the performance of other issuers as if it was a pooled trust-preferred bond. All of the Bank’s trust preferred securities are single issue, variable rate notes with long maturities (2027 – 2028) from companies that received money (and in some cases paid back) from the Troubled Asset Relief Program (TARP), continue to pay dividends and have raised capital. None of these bonds have suspended or missed a dividend payment. At June 30, 2012, the Bank believes it will be able to collect all interest and principal due on these bonds and no other-than-temporary-impairment charges were recorded. See the Trust Preferred Securities table for additional information.

The private label mortgage backed securities (PLMBS) sector shows an unrealized loss of $304 thousand, an improvement over the $500 thousand unrealized loss at December 31, 2011. These bonds were all rated AAA at time of purchase, but have since experienced rating declines. Some have experienced increased delinquencies and defaults, while others have seen the credit support increase as the bonds paid-down. The Bank monitors the performance of the PLMBS investments on a regular basis and reviews delinquencies, default rates, credit support levels and various cash flow stress test scenarios. In determining the credit related loss, Management considers all principal past due 60 days or more as a loss. If additional principal moves beyond 60 days past due, it will also be considered a loss. As a result of the analysis on PLMBS it was determined that no impairment charges were required at June 30, 2012. The Bank has recorded $390 thousand of cumulative impairment charges on this portfolio. Management continues to monitor these securities and it is possible that additional write-downs may occur if current loss trends continue. The Bank is currently participating in a class-action lawsuit against one PLMBS servicer that centers on defective warranties and representations made as part of the underwriting process. See the PLMBS table above for additional information.

The Bank held $4.5 million of restricted stock at June 30, 2012. Except for $30 thousand, this investment represents stock in FHLB Pittsburgh. The Bank is required to hold this stock to be a member of FHLB and it is carried at cost of $100 per share. In December 2008, FHLB announced it would suspend its regular cash dividend and the regular repurchase of excess capital stock from its members as part of its capital restoration plan. However, FHLB has made stock repurchases of $487 thousand during the year. In addition, FHLB paid a small dividend during the year. Despite these actions, it does not appear as if FHLB has resumed its past practice of redeeming excess capital stock on a regular basis or paying a regular dividend. FHLB stock is evaluated for impairment primarily based on an assessment of the ultimate recoverability of its cost. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support its operations. There is not a public market for FHLB stock and the benefits of FHLB membership (e.g., liquidity and low cost funding) add value to the stock beyond purely financial measures. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment.

Note 6 – Loans

A summary of loans outstanding, by primary collateral, at the end of the reporting period is as follows:

			Change
(Dollars in thousands)	June 30, 2012	December 31, 2011	Amount	%
Residential Real Estate 1-4 Family
Consumer first liens	$85,255	$86,767	$(1,512)	(1.7)
Consumer junior liens and lines of credit	38,774	40,290	(1,516)	(3.8)
Total consumer	124,029	127,057	(3,028)	(2.4)

Commercial first lien	57,708	55,130	2,578	4.7
Commercial junior liens and lines of credit	7,472	7,846	(374)	(4.8)
Total	65,180	62,976	2,204	3.5
Total residential real estate 1-4 family	189,209	190,033	(824)	(0.4)

Residential real estate - construction
Consumer purpose	1,596	1,381	215	15.6
Commercial purpose	14,384	19,901	(5,517)	(27.7)
Total residential real estate construction	15,980	21,282	(5,302)	(24.9)

Commercial, industrial and agricultural real estate	372,068	358,974	13,094	3.6
Commercial, industrial and agricultural	179,382	182,694	(3,312)	(1.8)
Consumer	11,725	13,427	(1,702)	(12.7)
	768,364	766,410	1,954	0.3
Less: Allowance for loan losses	(9,627)	(9,723)	96	(1.0)
Net Loans	$758,737	$756,687	$2,050	0.3

Included in the loan balances are the following:
Net unamortized deferred loan costs	$271	$426
Unamortized discount on purchased loans	$(150)	$(167)

Loans pledged as collateral for borrowings and commitments from:
FHLB	$602,555	$679,272
Federal Reserve Bank	108,402	27,435
	$710,957	$706,707

Note 7 – Loan Quality

The following table presents, by loan segment, the Allowance for Loan Losses (ALL) for the periods ended:

				Commercial
	Residential Real Estate 1-4 Family			Industrial &	Commercial
		Junior Liens &		Agricultural	Industrial &
(Dollars in thousands)	First Liens	Lines of Credit	Construction	Real Estate	Agricultural	Consumer	Total

ALL at March 31, 2012	$932	$311	$878	$5,792	$1,388	$206	$9,507
Charge-offs	(144)	-	-	(262)	(312)	(36)	(754)
Recoveries	-	25	-	1	5	18	49
Provision	(11)	(15)	47	308	483	13	825
ALL at June 30, 2012	$777	$321	$925	$5,839	$1,564	$201	$9,627

ALL at December 31, 2011	$1,049	$308	$1,222	$5,257	$1,651	$236	$9,723
Charge-offs	(180)	(65)	-	(2,254)	(345)	(122)	(2,966)
Recoveries	-	25	-	9	7	54	95
Provision	(92)	53	(297)	2,827	251	33	2,775
ALL at June 30, 2012	$777	$321	$925	$5,839	$1,564	$201	$9,627

ALL at March 31, 2011	$612	$292	$2,342	$4,216	$1,447	$289	$9,198
Charge-offs	(45)	(172)	(337)	(261)	(41)	(50)	(906)
Recoveries	17	5	-	47	4	18	91
Provision	(55)	188	387	642	451	154	1,767
ALL at June 30, 2011	$529	$313	$2,392	$4,644	$1,861	$411	$10,150

ALL at December 31, 2010	$600	$352	$2,596	$3,358	$1,578	$317	$8,801
Charge-offs	(152)	(177)	(737)	(422)	(41)	(114)	(1,643)
Recoveries	28	5	-	240	4	48	325
Provision	53	133	533	1,468	320	160	2,667
ALL at June 30, 2011	$529	$313	$2,392	$4,644	$1,861	$411	$10,150

ALL at December 31, 2010	$600	$352	$2,596	$3,358	$1,578	$317	$8,801
Charge-offs	(324)	(202)	(2,352)	(3,817)	(115)	(237)	(7,047)
Recoveries	30	10	-	306	11	88	445
Provision	743	148	978	5,410	177	68	7,524
ALL at December 31, 2011	$1,049	$308	$1,222	$5,257	$1,651	$236	$9,723

The following table presents, by loan segment, loans that were evaluated for the ALL under the specific reserve (individually) and those that were evaluated under the general reserve (collectively) as of June 30, 2012 and December 31, 2011.

				Commercial
	Residential Real Estate 1-4 Family			Industrial &	Commercial
		Junior Liens &		Agricultural	Industrial &
(Dollars in thousands)	First Liens	Lines of Credit	Construction	Real Estate	Agricultural	Consumer	Total

June 30, 2012
Loans evaluated for allowance:
Individually	$3,962	$714	$575	$23,784	$3,868	$-	$32,903
Collectively	139,001	45,532	15,405	348,284	175,514	11,725	735,461
Total	$142,963	$46,246	$15,980	$372,068	$179,382	$11,725	$768,364

ALL established for loans evaluated:
Individually	$2	$-	$-	$493	$657	$-	$1,152
Collectively	775	321	925	5,346	907	201	8,475
ALL at June 30, 2012	$777	$321	$925	$5,839	$1,564	$201	$9,627

December 31, 2011
Loans evaluated for allowance:
Individually	$3,899	$162	$43	$21,622	$2,308	$-	$28,034
Collectively	137,998	47,974	21,239	337,352	180,386	13,427	738,376
Total	$141,897	$48,136	$21,282	$358,974	$182,694	$13,427	$766,410

ALL established for loans evaluated:
Individually	$495	$3	$-	$1,591	$870	$-	$2,959
Collectively	554	305	1,222	3,666	781	236	6,764
ALL at December 31, 2011	$1,049	$308	$1,222	$5,257	$1,651	$236	$9,723

The following table shows additional information about those loans considered to be impaired at June 30, 2012 and December 31, 2011:

	Impaired Loans
	With No Allowance		With Allowance
(Dollars in thousands)		Unpaid		Unpaid
	Recorded	Principal	Recorded	Principal	Related
	Investment	Balance	Investment	Balance	Allowance
June 30, 2012
Residential Real Estate
First liens	$3,924	$4,157	$38	$41	$2
Junior liens and lines of credit	656	660	58	62	-
Total	4,580	4,817	96	103	2
Residential real estate - construction	575	836	-	-	-
Commercial, industrial and agricultural real estate	20,534	24,746	3,250	3,972	493
Commercial, industrial and agricultural	2,458	2,540	1,410	1,783	657
Consumer	-	-	-	-	-
Total	$28,147	$32,939	$4,756	$5,858	$1,152

December 31, 2011
Residential Real Estate
First liens	$176	$177	$3,723	$3,867	$495
Junior liens and lines of credit	28	30	134	134	3
Total	204	207	3,857	4,001	498
Residential real estate - construction	-	-	43	43	-
Commercial, industrial and agricultural real estate	11,072	12,092	10,550	12,050	1,591
Commercial, industrial and agricultural	94	109	2,214	2,352	870
Consumer	-	-	-	-	-
Total	$11,370	$12,408	$16,664	$18,446	$2,959

The following table shows the average of impaired loans and related interest income for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30, 2012		June 30, 2012
(Dollars in thousands)	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Residential Real Estate 1-4 Family
First liens	$4,283	$8	$4,442	$52
Junior liens and lines of credit	722	1	770	1
Total	5,005	9	5,212	53
Residential real estate - construction	692	-	350	-
Commercial, industrial and agricultural real estate	24,218	36	24,297	93
Commercial, industrial and agricultural	4,219	36	4,267	72
Consumer	-	-	-	-
Total	$34,134	$81	$34,126	$218

	Three Months Ended		Six Months Ended
	June 30, 2011		June 30, 2011
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Residential Real Estate 1-4 Family
First liens	$556	$1	$787	$11
Junior liens and lines of credit	350	-	326	1
Total	906	1	1,113	12
Residential real estate - construction	10,933	27	10,214	63
Commercial, industrial and agricultural real estate	18,666	38	18,574	155
Commercial, industrial and agricultural	1,323	7	1,827	18
Consumer	-	-	1	-
Total	$31,828	$73	$31,729	$248

The following table presents a summary of nonperforming assets as of June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
		% of Loan		% of Loan
(Dollars in thousands)	Balance	Segment	Balance	Segment

Nonaccrual loans
Residential Real Estate
First liens	$3,951	2.8%	$1,749	1.2%
Junior liens and lines of credit	882	1.9%	282	0.6%
Total	4,833	2.6%	2,031	1.1%
Residential real estate - construction	575	3.8%	-	-
Commercial, industrial and agricultural real estate	20,965	5.7%	14,278	4.0%
Commercial, industrial and agricultural	1,397	0.8%	1,447	0.8%
Consumer	-	-	-	-
Total nonaccrual loans	$27,770		$17,756

Loans past due 90 days or more and still accruing
Residential Real Estate
First liens	$345		$2,516
Junior liens and lines of credit	45		301
Total	390		2,817
Residential real estate - construction	112		121
Commercial, industrial and agricultural real estate	1,082		1,627
Commercial, industrial and agricultural	102		100
Consumer	28		107
Total loans past due 90 days or more and still accruing	1,714		4,772

Total nonaccrual and loans past due 90 days or more	29,484		22,528

Repossessed assets	7		6
Other real estate owned	3,290		3,224

Total nonperforming assets	$32,781		$25,758

The following table presents the aging of payments of the loan portfolio:

		Loans Past Due and Still Accruing					Total
(Dollars in thousands)	Current	30-59 Days	60-89 Days	90 Days+	Total	Non-Accrual	Loans
June 30, 2012
Residential Real Estate
First liens	$137,112	$690	$865	$345	$1,900	$3,951	$142,963
Junior liens and lines of credit	44,960	202	157	45	404	882	46,246
Total	182,072	892	1,022	390	2,304	4,833	189,209
Residential real estate - construction	14,507	786	-	112	898	575	15,980
Commercial, industrial and agricultural real estate	343,812	1,169	5,040	1,082	7,291	20,965	372,068
Commercial, industrial and agricultural	177,862	21	-	102	123	1,397	179,382
Consumer	11,262	384	51	28	463	-	11,725
Total	$729,515	$3,252	$6,113	$1,714	$11,079	$27,770	$768,364

December 31, 2011
Residential Real Estate
First liens	$134,105	$2,574	$953	$2,516	$6,043	$1,749	$141,897
Junior liens and lines of credit	46,311	1,121	121	301	1,543	282	48,136
Total	180,416	3,695	1,074	2,817	7,586	2,031	190,033
Residential real estate - construction	21,161	-	-	121	121	-	21,282
Commercial, industrial and agricultural real estate	337,462	2,961	2,646	1,627	7,234	14,278	358,974
Commercial, industrial and agricultural	179,907	113	1,127	100	1,340	1,447	182,694
Consumer	12,917	287	116	107	510	-	13,427
Total	$731,863	$7,056	$4,963	$4,772	$16,791	$17,756	$766,410

The following table reports the internal credit rating for the loan portfolio. Consumer purpose loans (mortgage, home equity and installment) are assigned a rating of either pass or substandard. Substandard consumer loans are comprised of loans 90 days or more past due and still accruing and nonaccrual loans. Commercial loans may be assigned any rating in accordance with the Bank’s internal risk rating system.

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total

June 30, 2012
Residential Real Estate
First liens	$132,810	$1,850	$8,303	$-	$142,963
Junior liens and lines of credit	44,849	287	1,110	-	46,246
Total	177,659	2,137	9,413	-	189,209
Residential real estate - construction	13,617	921	1,442	-	15,980
Commercial, industrial and agricultural real estate	296,160	34,871	41,037	-	372,068
Commercial, industrial and agricultural	159,545	8,692	11,145		179,382
Consumer	11,697	-	28	-	11,725
Total	$658,678	$46,621	$63,065	$-	$768,364

December 31, 2011
Residential Real Estate
First liens	$130,680	$3,733	$7,484	$-	$141,897
Junior liens and lines of credit	47,329	377	430	-	48,136
Total	178,009	4,110	7,914	-	190,033
Residential real estate - construction	19,253	941	1,088	-	21,282
Commercial, industrial and agricultural real estate	291,967	41,675	25,332	-	358,974
Commercial, industrial and agricultural	168,207	7,649	6,838	-	182,694
Consumer	13,320	-	107	-	13,427
Total	$670,756	$54,375	$41,279	$-	$766,410

The following table presents information on the Bank’s Troubled Debt Restructuring (TDR) loans:

			Troubled Debt Restructings
	Total		That Have Defaulted on
(Dollars in thousands)	Troubled Debt Restructings		Modified Terms YTD
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
June 30, 2012
Real estate construction	3	$1,523	-	$-
Residential real estate	3	238
Commercial, industrial and agricultural	2	1,681	-	-
Commercial, industrial and agricultural real estate	10	6,116	-	-
Total	18	$9,558	-	$-

December 31, 2011
Residential real estate	2	$93	-	$-
Commercial, industrial and agricultural real estate	9	8,023	-	-
Total	11	$8,116	-	$-

The following table reports the performing status of TDR loans. The performing status is determined by the loans compliance with the modified terms.

	June 30, 2012		December 31, 2011
	Performing	Nonperforming	Performing	Nonperforming
Real estate construction	$1,523	$-	$-	$-
Residential real estate	238		93
Commercial, industrial and agricultural	1,681	-	-	-
Commercial, industrial and agricultural real estate	6,116	-	8,023	-
Total	$9,558	$-	$8,116	$-

The following table reports new TDR loans during the six months ended June 30, 2012.

	New TDR Loans in 2012			June 30, 2012
	Number of	Pre-TDR	After-TDR	Recorded
	Contracts	Modification	Modification	Investment
Real estate construction	3	$2,073	$1,897	$1,523
Residential real estate	1	150	150	148
Commercial, industrial and agricultural	2	2,223	2,223	1,681
Commercial, industrial and agricultural real estate	2	700	1,091	1,074
Total	8	$5,146	$5,361	$4,426

The type of loan concession granted for new TDR loans during the six months ended June 30, 2012.

	New TDR Loans in 2012			June 30, 2012
	Number of	Pre-TDR	After-TDR	Recorded
	Contracts	Modification	Modification	Investment
Maturity	2	$2,223	$2,223	$1,681
Rate	-	-	-	-
Payment	-	-	-	-
Multiple	6	2,923	3,138	2,745
	8	$5,146	$5,361	$4,426

There were no new TDR loans recorded during the second quarter of 2012.

The following table reports new TDR loans during the six months ended June 30, 2011.

	New TDR Loans in 2011			June 30, 2012
	Number of	Pre-TDR	After-TDR	Recorded
	Contracts	Modification	Modification	Investment
Residential real estate	1	$64	$64	$61
Commercial, industrial and agricultural	1	2,856	2,856	-
Commercial, industrial and agricultural real estate	5	1,847	1,847	2,043
Total	7	$4,767	$4,767	$2,104

The type of loan concession granted for new TDR loans during the six months ended June 30, 2011

	New TDR Loans in 2011			June 30, 2012
	Number of	Pre-TDR	After-TDR	Recorded
	Contracts	Modification	Modification	Investment
Maturity	1	$263	$263	$252
Rate	2	2,920	2,920	61
Payment	4	1,584	1,584	1,791
Multiple	-	-	-	-
	7	$4,767	$4,767	$2,104

Note 8 – Pensions

The components of pension expense for the periods presented are as follows:

	Three months ended		Six months ended
	June 30		June 30
(Dollars in thousands)	2012	2011	2012	2011
Components of net periodic (benefit) cost:
Service cost	$115	$84	$230	$187
Interest cost	179	180	358	362
Expected return on plan assets	(197)	(188)	(394)	(376)
Recognized net actuarial loss	171	91	342	180
Net periodic cost	$268	$167	$536	$353

The Bank expects its pension expense to increase to approximately $1.1 million in 2012 compared to $705 thousand in 2011. The Bank expects to contribute $1.2 million to its pension plan in 2012. This contribution will meet the minimum funding requirements.

In June 2012, Congress approved the Highway Expenditures Bill that included pension funding relief. The relief is in the form of interest rate stabilization by allowing the use of a 25-year average rate to calculate pension funding compared to a 2-year average rate currently used. This change is expected to reduce pension contributions, but will have no affect on the Corporation’s financial statements for accounting purposes. The change is effective in 2013 with the option to implement in 2012. The Bank is currently reviewing the potential effects of this change.

Note 9 – Mortgage Servicing Rights

Activity pertaining to mortgage servicing rights and the related valuation allowance follows:

	Six Months Ended
	June 30
(Dollars in thousands)	2012	2011
Cost of mortgage servicing rights:
Beginning balance	$730	$933
Originations	-	-
Amortization	(100)	(97)
Ending balance	$630	$836

Valuation allowance:
Beginning balance	$(362)	$(330)
Valuation charges	(17)	(43)
Valuation reversals	61	12
Ending balance	$(318)	$(361)

Mortgage servicing rights cost	$630	$836
Valuation allowance	(318)	(361)
Carrying value	$312	$475

Fair value	$312	$475

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

Fair Value Hierarchy

Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements and Disclosures, established a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under FASB ASC Topic 820 are as follows:

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

Level 3: Valuation is generated from model based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect the Corporation’s assumptions regarding what market participants would assume when pricing a financial instrument.

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The following methods and assumptions were used to estimate the fair values of the Corporation’s financial instruments at June 30, 2012 and December 31, 2011:

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

Net loans (excluding held for sale): The fair value of fixed-rate loans is estimated for each major type of loan (e.g. real estate, commercial, industrial and agricultural and consumer) by discounting the future cash flows associated with such loans using rates currently offered for loans with similar terms to borrowers of comparable credit quality. The model considers scheduled principal maturities, repricing characteristics, prepayment assumptions and interest cash flows. The discount rates used are estimated based upon consideration of a number of factors including the treasury yield curve, expense and service charge factors. For variable rate loans that reprice frequently and have no significant change in credit quality, carrying values approximate the fair value.

Loans held for sale: The fair value of loans held for sale is determined by the price set between the Bank and the purchaser prior to origination. These loans are usually sold at par.

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

The fair value of the Corporation's financial instruments are as follows:

	June 30, 2012
	Carrying	Fair	Fair Value Measurements
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3

Financial assets:
Cash and cash equivalents	$91,104	$91,104	$91,104	$-	$-
Investment securities available for sale	132,804	132,804	1,923	130,881	-
Restricted stock	4,535	4,535	-	4,535	-
Loans held for sale	795	795	-	795	-
Net loans	758,737	772,166	-	-	772,166
Accrued interest receivable	3,582	3,582	3,582	-	-
Mortgage servicing rights	312	312	-	-	312

Financial liabilities:
Deposits	$856,646	$859,428	$659,765	$199,663	$-
Securities sold under agreements to repurchase	51,028	51,028	51,028	-	-
Long-term debt	46,292	48,451	-	48,451	-
Accrued interest payable	476	476	476	-	-
Interest rate swaps	1,443	1,443	-	1,443	-

	December 31, 2011
	Carrying	Fair
(Dollars in thousands)	Amount	Value

Financial assets:
Cash and cash equivalents	$34,144	$34,144
Investment securities available for sale	125,301	125,301
Restricted stock	5,022	5,022
Net loans	756,687	765,707
Accrued interest receivable	3,391	3,391
Mortgage servicing rights	368	368

Financial liabilities:
Deposits	$787,986	$790,887
Securities sold under agreements to repurchase	53,103	53,103
Long-term debt	48,336	51,015
Accrued interest payable	561	561
Interest rate swaps	1,738	1,738

Recurring Fair Value Measurements

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollars in Thousands)	Fair Value at June 30, 2012
	Level 1	Level 2	Level 3	Total
Asset Description
Equity securities	$1,923	$-	$-	$1,923
U.S. Government agency securities	-	12,298	-	12,298
Municipal securities	-	57,468	-	57,468
Corporate debt securities	-	2,225	-	2,225
Trust Preferred Securities	-	4,546	-	4,546
Agency mortgage-backed securities	-	51,711	-	51,711
Private-label mortgage-backed securities	-	2,586	-	2,586
Asset-backed securities	-	47	-	47
Total assets	$1,923	$130,881	$-	$132,804

Liability Description
Interest rate swaps	$-	$1,443	$-	$1,443
Total liabilities	$-	$1,443	$-	$1,443

(Dollars in Thousands)	Fair Value at December 31, 2011
	Level 1	Level 2	Level 3	Total
Asset Description
Equity securities	$1,759	$-	$-	$1,759
U.S. Government agency securities	-	13,229	-	13,229
Municipal securities	-	45,081	-	45,081
Corporate debt securities	-	2,414	-	2,414
Trust Preferred Securities	-	4,618	-	4,618
Agency mortgage-backed securities	-	55,285	-	55,285
Private-label mortgage-backed securities	-	2,867	-	2,867
Asset-backed securities	-	48	-	48
Total assets	$1,759	$123,542	$-	$125,301

Liability Description
Interest rate swaps	$-	$1,738	$-	$1,738
Total liabilities	$-	$1,738	$-	$1,738

For financial assets and liabilities measured at fair value on a recurring basis, there were no transfers of assets or liabilities between Level 1 and Level 2 during the period ending June 30, 2012.

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

Nonrecurring Fair Value Measurements

For financial assets and liabilities measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollars in Thousands)	Fair Value at June 30, 2012
Asset Description	Level 1	Level 2	Level 3	Total
Impaired loans (1)	$-	$-	$10,390	$10,390
Other real estate owned (1)	-	-	3,290	3,290
Mortgage servicing rights	-	-	312	312

Total assets	$-	$-	$13,992	$13,992

(Dollars in Thousands)	Fair Value at December 31, 2011
Asset Description	Level 1	Level 2	Level 3	Total
Impaired loans (1)	$-	$-	$13,705	$13,705
Other real estate owned (1)	-	-	3,224	3,224
Mortgage servicing rights	-	-	368	368
Total assets	$-	$-	$17,297	$17,297

(1) Includes assets directly charged-down to fair value during the year-to-date period

The Corporation used the following methods and significant assumptions to estimate the fair value of assets and liabilities measured on a nonrecurring basis:

Impaired loans: Impaired loans are carried at the lower of cost or the fair value of the collateral for collateral-dependent loans. Collateral may be in the form of real estate or business assets including equipment, inventory and accounts receivable. The use of independent appraisals, costs to sell, and management’s best judgment are significant inputs in arriving at the fair value measure of the underlying collateral and impaired loans are therefore classified within the Level 3 of the fair value hierarchy. Appraisals may be adjusted for qualitative factors such as economic conditions, and liquidation expenses. Appraisal adjustments reflect discounts that are specific to each credit.

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

The following table presents additional quantitative information about Level 3 assets measured at fair value on a nonrecurring basis.

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in Thousands)	at June 30, 2012
Asset Description	Fair Value	Valuation Technique	Unobservable Input	Range Weighted Average
Impaired loans (1)	$10,390	Appraisal	Appraisal Adjustments (2)	0% - 70% (22%)
			Cost to sell	5% - 25% (8%)
Other real estate owned	3,290	Appraisal	Appraisal Adjustments (2)
			Cost to sell	8% (8%)
Mortgage servicing rights	312	Discounted Cash Flow (3)

(1) Includes loans directly charged-down to fair value during the year-to-date period.

(2) Qualitative adjustments are discounts specific to each asset and are made as needed.

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

Information regarding the interest rate swaps as of June 30, 2012 follows:

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

Fair Value of Derivative Instruments in the Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011 are as follows:

Fair Value of Derivative Instruments
(Dollars in thousands)		Balance Sheet
Date	Type	Location	Fair Value
June 30, 2012	Interest rate contracts	Other liabilities	$1,443
December 31, 2011	Interest rate contracts	Other liabilities	$1,738

The Effect of Derivative Instruments on the Statement of Income for the Three and Six Months Ended June 30, 2012 and 2011 follows:

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships
(Dollars in thousands)
		Location of	Amount of Gain
		Gain or (Loss)	or (Loss)
	Amount of Gain or (Loss)	Reclassified from	Reclassified from	Location of Gain or	Amount of Gain or
	Recognized in OCI	Accumulated OCI	Accumulated OCI	(Loss) Recognized in	(Loss) Recognized in
	net of tax on Derivative	into Income	into Income	Income on Derivative	Income on Derivative
Type / Date	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)

Interest Rate Contracts

Three months ended:
June 30, 2012	$56	Interest Expense	$(178)	Other income (expense)	$-
June 30, 2011	$(108)	Interest Expense	$(180)	Other income (expense)	$-

Six months ended:
June 30 2012	$195	Interest Expense	$(358)	Other income (expense)	$-
June 30, 2011	$50	Interest Expense	$(356)	Other income (expense)	$-

Note 12 – Reclassifications

Certain prior period amounts may have been reclassified to conform to the current year presentation. Such reclassifications did not affect reported net income.

Item 2

Management’s Discussion and Analysis of Results of Operations and Financial Condition

For the Three and Six Month Periods Ended June 30, 2012 and 2011

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

Results of Operations

Year-to-Date Summary

At June 30, 2012, total assets were $1.057 billion, an increase of $67.3 million from December 31, 2011. Net loans increased to $758.7 million and total deposits increased to $856.6 million. The Corporation reported net income for the first six months of 2012 of $3.3 million. This is a 9.2% decrease versus net income of $3.6 million for the same period in 2011. Total revenue (interest income and noninterest income) decreased $733 thousand year-over-year. Interest income decreased $841 thousand, but was more than offset by a decrease of $1.0 million in interest expense, resulting in a $195 thousand increase in net interest income. Noninterest income improved 2.2% due to an increase in ATM fees and debit card income. Noninterest expense remained relatively flat year over year. The provision for loan losses was $2.8 million for the period, $108 thousand more than in 2011. Diluted earnings per share decreased to $.81 in 2012 from $.92 in 2011.

Key performance ratios as of, or for the six months ended June 30, 2012 and 2011 are listed below:

	June 30
	2012	2011

Performance measurements
Return on average assets*	0.64%	0.74%
Return on average equity*	7.49%	8.64%
Return on average tangible assets (1)*	0.67%	0.77%
Return on average tangible equity (1)*	8.82%	10.23%
Efficiency ratio (2)	66.49%	66.22%
Net interest margin*	3.54%	3.72%
Current dividend yield*	5.18%	6.07%

Shareholders' Value (per common share)
Diluted earnings per share	$0.81	$0.92
Regular cash dividends paid	$0.44	$0.54
Book value	$22.00	$21.79
Tangible book value (3)	$19.52	$19.19
Market value	$13.12	$17.80
Market value/book value ratio	59.64%	81.69%
Price/earnings multiple*	8.10	9.67

Safety and Soundness
Leverage ratio (Tier 1)	8.10%	8.10%
Total risk-based capital ratio	12.19%	11.82%
Equity ratio	8.51%	8.59%
Tangible equity ratio (4)	7.60%	7.62%
Nonperforming loans/gross loans	3.83%	4.24%
Nonperforming assets/total assets	3.10%	2.79%
Allowance for loan losses as a % of loans	1.25%	1.31%
Net charge-offs/average loans*	0.75%	0.35%

Trust assets under management (market value)	$503,537	$508,531

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

Comparison of the three months ended June 30, 2012 to the three months ended June 30, 2011:

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

Tax equivalent interest income for the second quarter of 2012 decreased $753 thousand quarter-over-quarter. Average interest-earning assets increased $47.9 million from 2011, but the yield on these assets decreased by 54 basis points to 4.25%. The average balance of investment securities decreased $1.8 million while average loans decreased $25 thousand quarter-over-quarter. Average commercial loans increased $15.6 million, but the increase was partially offset by a decrease in the average balance of mortgage and consumer loans. Average mortgage loans decreased $5.6 million, as the majority of new mortgage originations are sold in the secondary market and the portfolio continues to runoff. Average consumer loans, including home equity loans, decreased $10.0 million, as consumers continue to borrow less.

Interest expense was $1.8 million for the second quarter, a decrease of $597 thousand from the 2011 total of $2.4 million. Average interest-bearing liabilities increased $43.6 million to $841.2 million for 2012 from an average balance of $797.6 million in 2011. The average cost of these liabilities decreased from 1.21% in 2011 to .86% in 2012. Average interest-bearing deposits increased $67.5 million, due to increases in interest checking and savings accounts ($12.6 million), and money management deposits ($63.5 million). The cost of interest-bearing deposits decreased from 1.04% to .70%. Securities sold under agreements to repurchase (Repos) decreased $11.9 million on average over the prior year quarter while the average rate decreased from .25% in 2011 to .15% in 2012. The average balance of long-term debt decreased by $12.0 million due to scheduled amortization and maturities.

The changes in the balance sheet and interest rates resulted in a decrease in tax equivalent net interest income of $156 thousand to $8.6 million in 2012 from $8.7 million in 2011. The Bank’s net interest margin decreased from 3.76% in 2011 to 3.51% in 2012. The decrease in the net interest margin is the result of a decrease in the rate on interest-earning assets of 54 basis points, while the yield on interest-bearing liabilities only decreased 35 basis points. Net interest income increased $106 thousand during the quarter, with $77 thousand of the increase from volume and $29 thousand from rates.

With interest rates forecast to remain at current levels through at least 2014, the Bank does not expect any increase in the yield for several years. As a result, it is likely that the cost of interest-bearing deposits will continue to be reduced in an effort to maintain the net interest margin.

The following table shows a comparative analysis of average balances, asset yields and funding costs for the three months ended June 30, 2012 and 2011. These components drive changes in net interest income.

	For the Three Months Ended June 30
	2012			2011
	Average	Income or	Average	Average	Income or	Average
(Dollars in thousands)	balance	expense	yield/rate	balance	expense	yield/rate

Interest-earning assets:
Interest-bearing obligations of other banks and federal funds sold	$80,054	$55	0.28%	$30,284	$19	0.25%
Investment securities:
Taxable	92,097	469	2.04%	99,787	661	2.66%
Nontaxable	39,250	539	5.51%	33,392	486	5.84%
Loans:
Commercial, industrial and agricultural	629,700	7,247	4.62%	614,124	7,625	4.98%
Residential mortgage	57,207	819	5.74%	62,838	939	5.99%
Home equity loans and lines	68,457	1,042	6.11%	78,314	1,200	6.15%
Consumer	12,437	209	6.74%	12,550	203	6.49%
Loans	767,801	9,317	4.87%	767,826	9,967	5.21%

Total interest-earning assets	979,202	10,380	4.25%	931,289	11,133	4.79%
Other assets	74,134			71,381
Total assets	$1,053,336			$1,002,670

Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$121,435	22	0.07%	$112,514	27	0.10%
Money Management	370,020	621	0.67%	306,567	839	1.10%
Savings	55,321	16	0.12%	51,607	19	0.15%
Time	196,364	645	1.32%	204,986	870	1.70%
Total interest-bearing deposits	743,140	1,304	0.70%	675,674	1,755	1.04%

Securities sold under agreements to repurchase	51,622	19	0.15%	63,509	39	0.25%
Short- term borrowings	-	-	-	-	-	0.73%
Long- term debt	46,434	488	4.22%	58,427	614	4.22%
Total interest-bearing liabilities	841,196	1,811	0.86%	797,610	2,408	1.21%
Noninterest-bearing deposits	110,169			105,999
Other liabilities	13,441			13,758
Shareholders' equity	88,530			85,303
Total liabilities and shareholders' equity	$1,053,336			$1,002,670
Tax equivalent net interest income/Net interest margin		8,569	3.51%		8,725	3.76%
Tax equivalent adjustment		(378)			(640)
Net interest income		$8,191			$8,085

All nontaxable interest income has been adjusted to a tax-equivalent basis, using a tax rate of 34%.

Provision for Loan Losses

For the second quarter of 2012, the provision expense was $825 thousand versus $1.8 million in 2011. For more information refer to the Loan Quality and Allowance for Loan Losses discussion in the Financial Condition section.

Noninterest Income

For the second quarter of 2012, noninterest income increased $67 thousand from the same period in 2011. Investment and trust service fees were unchanged, while loan service charges increased $38 thousand due to the volume of mortgage refinancing. Mortgage banking fees increased $18 thousand, as the 2012 impairment charge was $27 thousand less than the prior year’s impairment charge. Deposit service charges decreased $118 thousand due to lower retail overdraft fees and less retail checking service charge fees. Other service charges and fees increased $89 thousand primarily due to an increase in ATM fees, while debit card income increased $35 thousand due to increased volume. Other income decreased due to several nonrecurring items. Securities gains of $21 thousand were recorded during 2012 from bonds called prior to maturity, compared to none during the three months ended June 30, 2011. There were no other than temporary impairment charges recorded in 2012, compared to $55 thousand on two bonds in 2011.

The following table presents a comparison of noninterest income for the three months ended June 30, 2012 and 2011:

	For the Three Months Ended
(Dollars in thousands)	June 30		Change
	2012	2011	Amount	%
Noninterest Income
Investment and trust services fees	$1,059	$1,058	$1	0.1
Loan service charges	269	231	38	16.5
Mortgage banking activities	(27)	(45)	18	(40.0)
Deposit service charges and fees	479	597	(118)	(19.8)
Other service charges and fees	213	124	89	71.8
Debit card income	295	260	35	13.5
Increase in cash surrender value of life insurance	167	175	(8)	(4.6)
Other	17	81	(64)	(79.0)
OTTI losses on securities	-	(370)	370	-
Less: Loss recognized in other comprehensive income (before taxes)	-	(315)	315	-
Net OTTI losses recognized in earnings	-	(55)	55	-
Securities gains (losses), net	21	-	21	-
Total noninterest income	$2,493	$2,426	$67	2.8

Noninterest Expense

Noninterest expense for the second quarter of 2012 was $7.6 million compared to $7.4 million in 2011. The increase in salaries and benefits was primarily due to annual salary adjustments ($230 thousand) and pension expense ($101 thousand), but these increases were partially offset by a $28 thousand decrease in health insurance expense, due to lower claims expense during the quarter from the Bank’s participation in a self-insured health insurance plan. Occupancy expense remained flat quarter-over-quarter, while advertising expense increased $45 thousand, due to a marketing campaign to take advantage of the disruptions in our local market from mergers and institutions with regulatory issues. Legal and professional expenses increased $16 thousand due to expenses from matters arising in the ordinary course of business, while data processing fees decreased $47 thousand from cost savings due to the core system conversion. Other expenses decreased $148 thousand due to a prepayment penalty of $172 thousand on an FHLB term loan in the second quarter of 2011.

The following table presents a comparison of noninterest expense for the three months ended June 30, 2012 and 2011:

(Dollars in thousands)	For the Three Months Ended
	June 30		Change
Noninterest Expense	2012	2011	Amount	%
Salaries and benefits	$4,157	$3,883	$274	7.1
Net occupancy expense	493	496	(3)	(0.6)
Furniture and equipment expense	218	214	4	1.9
Advertising	396	351	45	12.8
Legal and professional fees	260	244	16	6.6
Data processing	440	487	(47)	(9.7)
Pennsylvania bank shares tax	187	173	14	8.1
Intangible amortization	109	111	(2)	(1.8)
FDIC insurance	267	256	11	4.3
Other	1,070	1,218	(148)	(12.2)
Total noninterest expense	$7,597	$7,433	$164	2.2

Income Taxes

For the second quarter of 2012 the Corporation recorded a Federal income tax expense of $356 thousand compared to a tax benefit of $447 thousand for the same quarter in 2011. For the second quarter of 2011, the Corporation recorded a Federal income tax benefit of $447 thousand. During the second quarter of 2011, an internal review discovered that tax-exempt commercial loans booked in the fourth quarter of 2008, during 2009 and 2010 and in the first quarter of 2011 were not properly coded as tax-exempt in the Bank’s core processing system. This resulted in the income from these loans being recorded as taxable income and the benefit of the tax-exempt status was not reflected in the Corporation’s income tax calculation. After a thorough review of the affected loans to determine the unrecorded tax benefit, and consultation with the Corporation’s internal and external audit firms, the Corporation deemed the adjustment to be immaterial to the consolidated financial statements for the current and prior year and therefore, no prior period adjustment was required. The Corporation recorded the past income tax benefits during the second quarter of 2011. The adjustment to income tax expense for the second quarter was a credit of approximately $660 thousand attributable to the years 2008, 2009 and 2010 and approximately $95 thousand attributable to the first quarter of 2011. The effective tax rate for the second quarter of 2012 was 15.7% compared to a tax-credit in the second quarter of 2011. Without the adjustments for past periods, the effective tax rate for the second quarter of 2011 would have been 16.2%. All taxable income for the Corporation is taxed at a rate of 34%.

Comparison of the six months ended June 30, 2012 to the six months ended June 30, 2011:

Net Interest Income

Tax equivalent interest income for the first half of 2012 decreased by $936 thousand compared to 2011. Average interest-earning assets increased $47.3 million from 2011, but the yield on these assets decreased by 46 basis points. The average balance of investment securities was flat year over year. Total average loans increased $2.3 million year over year. Average commercial loans increased $20.2 million, but the increase was partially offset by a decrease in the average balance of mortgage and consumer loans. Average mortgage loans decreased $7.4 million, as the majority of new mortgage originations are sold in the secondary market and the portfolio continues to runoff. Average consumer loans, including home equity loans, decreased $10.5 million, as consumers continue to borrow less.

Interest expense was $3.8 million for the first half of 2012, a decrease of $1.0 million from $4.8 million in 2011. Average interest-bearing liabilities increased $41.7 million to $824.0 million for 2012 from an average balance of $782.4 million in 2011. The average cost of these liabilities decreased from 1.24% in 2011 to 0.92% in 2012. Average interest-bearing deposits increased $64.9 million, due to increases in interest checking and savings accounts ($12.8 million) and money management deposits ($56.0 million), but these increases were partially offset by decreases in certificates of deposit ($3.9 million). The cost of interest-bearing deposits decreased from 1.05% to .76%. Securities sold under agreements to repurchase have decreased $6.8 million on average over the prior year and the average rate has decreased to .15% from .25% a year earlier. The average balance of long-term debt decreased by $16.1 million due to scheduled amortization and maturities.

The changes in the balance sheet and interest rates resulted in an increase in tax equivalent net interest income of $99 thousand to $16.9 million in 2012 compared to $16.8 million in 2011. The Bank’s net interest margin decreased to 3.54% in 2012 from 3.72% in 2011. The decrease in the net interest margin is the result of a decrease in the rate on interest-earning assets of 46 basis points, while the yield on interest-bearing liabilities only decreased 32 basis points. Net interest income increased $195 thousand during the year, with a $296 thousand increase from volume, which was offset by $101 thousand decrease from rates.

With interest rates forecast to remain at current levels through at least 2014, the Bank does not expect any increase in the yield for several years. As a result, it is likely that the cost of interest-bearing deposits will continue to be reduced in an effort to maintain the net interest margin.

The following table shows a comparative analysis of average balances, asset yields and funding costs for the six months ended June 30, 2012 and 2011. These components drive changes in net interest income.

	For the Six Months Ended June 30
	2012			2011

	Average	Income or	Average	Average	Income or	Average
(Dollars in thousands)	balance	expense	yield/rate	balance	expense	yield/rate

Interest-earning assets:
Interest-bearing obligations of other banks
and federal funds sold	$66,051	$91	0.28%	$20,650	$25	0.24%
Investment securities:
Taxable	90,079	919	2.05%	95,755	1,269	2.67%
Nontaxable	39,042	1,078	5.54%	33,716	992	5.93%
Loans:
Commercial, industrial and agricultural	624,866	14,539	4.67%	604,658	14,659	4.89%
Residential mortgage	56,317	1,533	5.46%	63,726	1,856	5.87%
Home equity loans and lines	69,723	2,119	6.10%	79,729	2,441	6.17%
Consumer	12,846	432	6.74%	13,381	405	6.10%
Loans	763,752	18,623	4.89%	761,494	19,361	5.13%

Total interest-earning assets	958,924	20,711	4.33%	911,615	21,647	4.79%
Other assets	72,790			70,597
Total assets	$1,031,714			$982,212

Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$118,234	44	0.07%	$109,263	53	0.10%
Money Management	355,721	1,253	0.71%	299,710	1,633	1.10%
Savings	54,284	31	0.11%	50,450	34	0.14%
Time	196,997	1,431	1.46%	200,938	1,704	1.71%
Total interest-bearing deposits	725,236	2,759	0.76%	660,361	3,424	1.05%

Securities sold under agreements to repurchase	52,147	39	0.15%	58,914	73	0.25%
Short- term borrowings	-	-	-	358	1	0.73%
Long- term debt	46,630	980	4.21%	62,722	1,315	4.23%
Total interest-bearing liabilities	824,013	3,778	0.92%	782,355	4,813	1.24%
Noninterest-bearing deposits	106,822			101,577
Other liabilities	12,886			13,803
Shareholders' equity	87,993			84,477
Total liabilities and shareholders' equity	$1,031,714			$982,212
Tax equivalent net interest income/Net interest margin		16,933	3.54%		16,834	3.72%
Tax equivalent adjustment		(758)			(854)
Net interest income		$16,175			$15,980

All nontaxable interest income has been adjusted to a tax-equivalent basis, using a tax rate of 34%.

All amounts have been adjusted to a tax-equivalent basis using a tax rate of 34%. Investments include the average unrealized gains or losses. Loan balances include nonaccruing loans and are gross of the allowance for loan losses.

Provision for Loan Losses

For the first six months of 2012, the provision expense was $2.8 million versus $2.7 million in 2011. For more information concerning loan quality and the allowance for loan losses, refer to the Loan discussion in the Financial Condition section.

Noninterest Income

For the first six months of 2012, noninterest income increased slightly to $5.1 million compared to $4.9 million in the same period in 2011. Investment and trust service fees increased $36 thousand due to higher income from estate fees. Loan service charges decreased $171 thousand, as 2011 contained a large prepayment penalty on a commercial loan. This loan was match funded with an FHLB advance and the fee to prepay the FHLB advance is recorded in other expense for 2011. Mortgage banking fees increased year-over-year as 2012 had a net reversal of previously recorded impairment charges of $44 thousand compared to a net impairment charge of $31 thousand in 2011. Mortgage servicing income was less in 2012 compared to 2011. Deposit service charges decreased $180 thousand in 2012 due to a decrease in retail overdraft fees and retail checking service charges. The reduction in overdraft fees and checking service charges is the result of changes the Bank made in response to regulatory guidance on best practices. Other service charges and fees increased primarily due to ATM fees, while debit card income was up $75 thousand due to increased volume. Other income increased $36 thousand mainly due to an insurance recovery on a prior period loss. No other-than-temporary impairment charges were taken in 2012 compared to $55 thousand on two bonds in 2011. The Corporation also had realized gains of $21 thousand from bonds called prior to maturity, compared to $11 thousand on the sale of equity securities in 2011.

The following table presents a comparison of noninterest income for the six months ended June 30, 2012 and 2011:

	For the Six Months Ended
(Dollars in thousands)	June 30		Change
	2012	2011	Amount	%
Noninterest Income
Investment and trust services fees	$2,026	$1,990	$36	1.8
Loan service charges	541	712	(171)	(24.0)
Mortgage banking activities	20	(35)	55	157.1
Deposit service charges and fees	954	1,134	(180)	(15.9)
Other service charges and fees	448	250	198	79.2
Debit card income	570	495	75	15.2
Increase in cash surrender value of life insurance	334	340	(6)	(1.8)
Other	142	106	36	34.0
OTTI losses on securities	-	(370)	370	-
Less: Loss recognized in other comprehensive income (before taxes)	-	(315)	315	-
Net OTTI losses recognized in earnings	-	(55)	55	-
Securities gains (losses), net	21	11	10	90.9
Total noninterest income	$5,056	$4,948	$108	2.2

Noninterest Expense

Noninterest expense for the first six months of 2012 totaled $14.6 million compared to $14.5 million in the same period in 2011. The increase in salaries and benefits was primarily due to annual salary adjustments and filling open positions ($500 thousand), as well as an increase in pension expense ($184 thousand), but these increases were partially offset by a $277 thousand decrease in health insurance expense, due to lower claims expense during the year from the Bank’s participation in a self-insured health insurance plan. Advertising expense increased $67 thousand due to a marketing campaign to take advantage of the disruptions in our local market from mergers, branch closings and other competitive opportunities. Legal and professional fees increased due to expenses involving matters arising in the ordinary course of business. FDIC insurance decreased $39 thousand, as the FDIC assessment decreased due to a new calculation method implemented by the FDIC in the third quarter of 2011. Other expenses decreased $248 thousand due to prepayment penalties on three FHLB advances in 2011 totaling $344 thousand.

The following table presents a comparison of noninterest expense for the six months ended June 30, 2012 and 2011:

(Dollars in thousands)	For the Six Months Ended
	June 30		Change
Noninterest Expense	2012	2011	Amount	%
Salaries and benefits	$7,956	$7,596	$360	4.7
Net occupancy expense	1,011	1,028	(17)	(1.7)
Furniture and equipment expense	427	437	(10)	(2.3)
Advertising	710	643	67	10.4
Legal and professional fees	539	515	24	4.7
Data processing	853	868	(15)	(1.7)
Pennsylvania bank shares tax	373	337	36	10.7
Intangible amortization	218	224	(6)	(2.7)
FDIC insurance	528	567	(39)	(6.9)
Other	1,991	2,239	(248)	(11.1)
Total noninterest expense	$14,606	$14,454	$152	1.1

Income taxes

Federal income tax expense was $575 thousand in 2012 compared to $199 thousand in 2011. During the second quarter of 2011, an internal review discovered that tax-exempt commercial loans booked in the fourth quarter of 2008, during 2009 and 2010 and in the first quarter of 2011 were not properly coded as tax-exempt in the Bank’s core processing system. This resulted in the income from these loans being recorded as taxable income and the benefit of the tax-exempt status was not reflected in the Corporation’s income tax calculation. After a thorough review of the affected loans to determine the unrecorded tax benefit, and consultation with the Corporation’s internal and external audit firms, the Corporation deemed the adjustment to be immaterial to the consolidated financial statements for the current and prior year and therefore, no prior period adjustment was required. The Corporation recorded the past income tax benefits during the second quarter of 2011. The adjustment to income tax expense for the second quarter was a credit of approximately $660 thousand attributable to the years 2008, 2009 and 2010 and approximately $95 thousand attributable to the first quarter of 2011. Due to the income tax benefit recorded in the second quarter of 2011, the effective tax rate was only 5.25% for the first six months of 2011. Without the adjustments for past periods, the effective tax rate for 2011 would have been 22.6%. The effective tax rate for 2012 was 14.9%. All taxable income for the Corporation is taxed at a rate of 34%.

Financial Condition

Summary:

At June 30, 2012, assets totaled $1.057 million, an increase of $67.3 million from the 2011 year-end balance of $990.2 million. Investment securities increased $7.5 million, while net loans increased $2.1 million. Deposits were up $68.7 million in 2012 due primarily to increases in noninterest-bearing and money management deposits. Shareholders’ equity increased $2.7 million during the first six months as retained earnings increased approximately $1.5 million, accumulated other comprehensive loss improved $511 thousand and the Corporation’s Dividend Reinvestment Plan (DRIP) added an additional $740 thousand in new capital.

Cash and Cash Equivalents

Cash and cash equivalents totaled $91.1 million at June 30, an increase of $57.0 million from the prior year-end balance of $34.1 million. The increase is due to large inflows of deposits as well as slow loan growth opportunities. The funds are invested in interest-bearing deposit accounts, primarily at the Federal Reserve.

Investment Securities:

The investment portfolio totaled $132.8 million at June 30, up 6.0% from the prior year-end balance of $125.3 million. The portfolio continues to be comprised primarily of municipal securities (43% of the portfolio) and mortgage-backed securities (41% of the portfolio). The majority of the municipal securities portfolio (77%) is in held in tax-exempt bonds and the majority of the mortgage-backed securities portfolio (95%) is held in U.S. Agency bonds. The Bank increased its purchases of securities during the second quarter with $19.6 million invested compared to only $6.5 million in the first quarter. Purchases continue to be concentrated in U.S. Agency mortgage-backed securities and municipal securities (both tax-free and taxable). The investment portfolio had a net unrealized gain of $1.9 million at the end of the quarter, an improvement of $479 thousand over year-end 2011. The municipal bond sector shows the largest net unrealized gain, while the trust-preferred sector has the largest net unrealized loss. The portfolio averaged $129.1 million for the year with a yield of 3.11% compared to an average of $129.5 million and a yield of 3.52% for the first half of 2011. The Bank expects the yield on the portfolio to continue to decline as higher yielding bonds pay-down or mature and reinvestment yields remain low.

The equity portfolio is comprised of bank stocks and the Bank and the Corporation each maintain separate equity investment portfolios. The municipal bond portfolio is well diversified geographically (issuers from within 26 states) and is comprised primarily of general obligation bonds (68%). Most municipal bonds have credit enhancements in the form of private bond insurance or other credit support. The largest municipal bond exposure is to twenty issuers in the state of Texas with a fair value of $9.7 million and eleven issuers in the state of Pennsylvania with a fair value of $7.0 million. The municipal bond portfolio contains a fair value of $53.5 million of bonds rated A or higher and a fair value of $2.1 million of bonds that are not rated by a nationally recognized rating agency. No municipal bonds are rated below investment grade.

The Bank has a corporate bond portfolio with a fair value $2.2 million spread between three issuers representing financial services companies. These bonds are fixed and floating rate bonds with ratings ranging from A3 to B1. The trust preferred investments are comprised of seven single issuer trust preferred securities with an amortized cost of $5.9 million and a fair value of $4.5 million. The majority of the mortgage-backed security portfolio is comprised of U.S. Government Agency products. However, the Bank has seven private-label mortgage backed securities (PLMBS) with an amortized cost of $2.9 million and a fair value of $2.6 million.

The amortized cost and estimated fair value of investment securities available for sale as of June 30, 2012 and December 31, 2011 are:

(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2012	Cost	Gains	Losses	Value
Equity securities	$2,105	$90	$(272)	$1,923
U.S. Government agency securities	12,219	105	(26)	12,298
Municipal securities	54,684	2,902	(118)	57,468
Corporate debt securities	2,251	26	(52)	2,225
Trust preferred securities	5,898	-	(1,352)	4,546
Agency mortgage-backed securities	50,788	1,044	(121)	51,711
Private-label mortgage-backed securities	2,890	-	(304)	2,586
Asset-backed securities	63	-	(16)	47
	$130,898	$4,167	$(2,261)	$132,804

		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
December 31, 2011	Cost	Gains	Losses	Value
Equity securities	$2,105	$11	$(357)	$1,759
U.S. Government agency securities	13,159	75	(5)	13,229
Municipal securities	42,490	2,598	(7)	45,081
Corporate debt securities	2,484	49	(119)	2,414
Trust preferred securities	5,890	-	(1,272)	4,618
Agency mortgage-backed securities	54,314	1,159	(188)	55,285
Private-label mortgage-backed securities	3,366	1	(500)	2,867
Asset-backed securities	66	-	(18)	48
	$123,874	$3,893	$(2,466)	$125,301

The following table provides additional detail about the Bank’s trust preferred securities as of June 30, 2012:

Trust Preferred Securities
(Dollars in thousands)
Deal Name	Single Issuer or Pooled	Class	Amortized Cost	Fair Value	Gross Unrealized Gain (Loss)	Lowest Credit Rating Assigned	Number of Banks Currently Performing	Deferrals and Defaults as % of Original Collateral	Expected Deferral/ Defaults as a Percentage of Remaining Performing Collateral

Huntington Cap Trust	Single	Preferred Stock	$931	$714	$(217)	B	1	None	None
Huntington Cap Trust II	Single	Preferred Stock	878	685	(193)	B	1	None	None
BankAmerica Cap III	Single	Preferred Stock	958	709	(249)	BB	1	None	None
Wachovia Cap Trust II	Single	Preferred Stock	274	228	(46)	Baa2	1	None	None
Corestates Captl Tr II	Single	Preferred Stock	927	765	(162)	Baa1	1	None	None
Chase Cap VI JPM	Single	Preferred Stock	958	711	(247)	BBB	1	None	None
Fleet Cap Tr V	Single	Preferred Stock	972	734	(238)	BB	1	None	None
			$5,898	$4,546	$(1,352)

The following table provides additional detail about private label mortgage-backed securities as of June 30, 2012:

Private Label Mortgage Backed Securities
(Dollars in thousands)				Gross				Cummulative
	Orgination	Amortized	Fair	Unrealized	Collateral	Lowest Credit	Credit	OTTI
Decscription	Date	Cost	Value	Gain (Loss)	Type	Rating Assigned	Support %	Charges
RALI 2004-QS4 A7	3/1/2004	$379	$376	(3)	ALT A	AA	12.38	-
MALT 2004-6 7A1	6/1/2004	583	548	(35)	ALT A	B	11.61	-
RALI 2005-QS2 A1	2/1/2005	502	484	(18)	ALT A	CC	7.16	-
RALI 2006-QS4 A2	4/1/2006	804	636	(168)	ALT A	D	-	218
GSR 2006-5F 2A1	5/1/2006	202	188	(14)	Prime	C	1.26	-
RALI 2006-QS8 A1	7/28/2006	420	354	(66)	ALT A	D	-	172
		$2,890	$2,586	$(304)				$390

The investment portfolio contained 65 securities with $34.1 million of temporarily impaired fair value and $2.3 million in unrealized losses. The unrealized loss position is less than at year-end 2011, but there are more securities with an unrealized loss and the temporarily impaired fair value is higher due to an increase in the fair value of municipal bonds with an unrealized loss. The trust preferred sector continues to show the largest unrealized loss at $1.4 million on seven securities, virtually unchanged from the prior-year end.

For securities with an unrealized loss, Management applies a systematic methodology in order to perform an assessment of the potential for “other-than-temporary” impairment. In the case of debt securities, investments considered for “other-than-temporary” impairment: (1) had a specified maturity or repricing date; (2) were generally expected to be redeemed at par, and (3) were expected to achieve a recovery in market value within a reasonable period of time. In addition, the Bank considers whether it intends to sell these securities or whether it will be forced to sell these securities before maturity. Equity securities are assessed for other-than-temporary impairment based on the length of time of impairment, dollar amount of the impairment and general market and financial conditions relating to specific issues. Accordingly, the impairments identified on debt and equity securities and subjected to the assessment at June 30, 2012 were deemed to be temporary and required no further adjustment to the financial statements, unless otherwise noted.

The following table reflects temporary impairment in the investment portfolio (excluding restricted stock), aggregated by investment category, length of time that individual securities have been in a continuous unrealized loss position and the number of securities in each category as of June 30, 2012 and December 31, 2011:

	June 30, 2012
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Number	Value	Losses	Number	Value	Losses	Number

Equity securities	$129	$(5)	3	$1,205	$(267)	13	$1,334	$(272)	16
U.S. Government agency securities	4,944	(24)	5	1,257	(2)	5	6,201	(26)	10
Municipal securities	4,854	(118)	5	-	-	-	4,854	(118)	5
Corporate debt securities	-	-	-	1,954	(52)	2	1,954	(52)	2
Trust preferred securities	-	-	-	4,546	(1,352)	7	4,546	(1,352)	7
Agency mortgage-backed securities	7,008	(42)	8	5,613	(79)	8	12,621	(121)	16
Private-label mortgage-backed securities	924	(38)	2	1,662	(266)	4	2,586	(304)	6
Asset-backed securities	-	-	-	47	(16)	3	47	(16)	3
Total temporarily impaired securities	$17,859	$(227)	23	$16,284	$(2,034)	42	$34,143	$(2,261)	65

	December 31, 2011
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Number	Value	Losses	Number	Value	Losses	Number

Equity securities	$394	$(111)	3	$864	$(246)	13	$1,258	$(357)	16
U.S. Government agency securities	6,068	(3)	5	1,321	(2)	5	7,389	(5)	10
Municipal securities	579	(7)	1	-	-	-	579	(7)	1
Corporate debt securities	-	-	-	1,889	(119)	2	1,889	(119)	2
Trust preferred securities	-	-	-	4,618	(1,272)	7	4,618	(1,272)	7
Agency mortgage-backed securities	12,452	(156)	12	1,174	(32)	1	13,626	(188)	13
Private-label mortgage-backed securities	1,057	(36)	2	1,636	(464)	4	2,693	(500)	6
Asset-backed securities	-	-	-	48	(18)	3	48	(18)	3
Total temporarily impaired securities	$20,550	$(313)	23	$11,550	$(2,153)	35	$32,100	$(2,466)	58

The trust preferred portfolio contains the largest unrealized loss in the portfolio. At June 30, 2012 this sector contained seven securities with a fair value of $4.5 million and an unrealized loss of $1.4 million. These values are virtually unchanged from the prior year-end. Trust-preferred securities held by the Bank are single entity issues, not pooled trust preferred securities. Therefore, the impairment review of these securities is based only on the issuer and the security cannot be impaired by the performance of other issuers as if it was a pooled trust-preferred bond. All of the Bank’s trust preferred securities are single issue, variable rate notes with long maturities (2027 – 2028) from companies that received money (and in some cases paid back) from the Troubled Asset Relief Program (TARP), continue to pay dividends and have raised capital. None of these bonds have suspended or missed a dividend payment. At June 30, 2012, the Bank believes it will be able to collect all interest and principal due on these bonds and no other-than-temporary-impairment charges were recorded. See the Trust Preferred Securities table for additional information.

The PLMBS sector shows an unrealized loss of $304 thousand, an improvement over the $500 thousand unrealized loss at December 31, 2011. These bonds were all rated AAA at time of purchase, but have since experienced rating declines. Some have experienced increased delinquencies and defaults, while others have seen the credit support increase as the bonds paid-down. The Bank monitors the performance of the PLMBS investments on a regular basis and reviews delinquencies, default rates, credit support levels and various cash flow stress test scenarios. In determining the credit related loss, Management considers all principal past due 60 days or more as a loss. If additional principal moves beyond 60 days past due, it will also be considered a loss. As a result of the analysis on PLMBS it was determined that no impairment charges were required at June 30, 2012. The Bank has recorded $390 thousand of cumulative impairment charges on this portfolio. Management continues to monitor these securities and it is possible that additional write-downs may occur if current loss trends continue. The Bank is currently participating in a class-action lawsuit against one PLMBS servicer that centers on defective warranties and representations made as part of the underwriting process. See the PLMBS table above for additional information.

The following table represents the cumulative credit losses on securities recognized in earnings as of June 30, 2012.

Six Months
(Dollars in thousands)	Ended
June 30, 2012
Balance of cumulative credit losses on securities, January 1, 2012	$390
Additions for credit losses recorded which were not previously recognized as componenets of earnings	-
Balance of cumulative credit losses on securities, June 30, 2012	$390

The Bank held $4.5 million of restricted stock at June 30, 2012. Except for $30 thousand, this investment represents stock in FHLB Pittsburgh. The Bank is required to hold this stock to be a member of FHLB and it is carried at cost of $100 per share. In December 2008, FHLB announced it would suspend its regular cash dividend and the regular repurchase of excess capital stock from its members as part of its capital restoration plan. However, FHLB has made stock repurchases of $487 thousand during the year. In addition, FHLB paid a small dividend during the year. Despite these actions, it does not appear as if FHLB has resumed its past practice of redeeming excess capital stock on a regular basis or paying a regular dividend. FHLB stock is evaluated for impairment primarily based on an assessment of the ultimate recoverability of its cost. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support its operations. There is not a public market for FHLB stock and the benefits of FHLB membership (e.g., liquidity and low cost funding) add value to the stock beyond purely financial measures. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment.

Loans:

Residential real estate: This category is comprised of consumer purpose loans secured by residential real estate and to a lesser extent, commercial purpose loans secured by residential real estate. Total residential real estate loans remained flat in 2012 compared to 2011. The consumer purpose category represents traditional residential mortgage loans and home equity products. Both of these categories declined in 2012 from the 2011 total. The majority of the mortgages generated by the Bank are not held in the Bank’s portfolio, but sold in the secondary markets. They are originated for a fee as part of a third party brokerage agreement. In 2012, the Bank originated approximately $8.6 million in mortgages for a fee through this brokerage agreement. During 2012, the Bank plans to hold specifically identified mortgages it originates; however, if the volume of new mortgages booked is not sufficient to offset the amortization in the portfolio, the balance will decline again in 2012. Home equity lending has been slowed by the recent recession. Many consumers have seen equity in their homes disappear or have been reluctant to borrow due to uncertainty in the economy. Despite low rates, the Bank expects that home equity lending will not improve significantly until the overall economy improves. Commercial purpose loans in this category, which grew $2.2 million from prior year-end, represent loans made for various business needs, but are secured with residential real estate. In addition to the real estate collateral, it is possible that additional security is provided by personal guarantees or UCC filings. These loans are underwritten as commercial loans.

Residential real estate construction: The largest component of this category represents loans to residential real estate developers. This category declined significantly during 2012, decreasing by 24.9%. The majority of this decrease is offset by the increase in the commercial real estate portfolio as loans were reclassified to more accurately reflect the collateral or purpose of the loan. Real estate construction loans, especially land development loans, may provide an interest reserve in order to assist the developer during the development stage when minimal cash flow is generated. All real estate construction loans are underwritten in the same manner, regardless of the use of an interest reserve. At June 30, 2012, the Bank had $26.0 million in real estate loans funded with an interest reserve and has capitalized $2.4 million of interest from these reserves on active projects. Real estate construction loans are monitored on a regular basis by either an independent third party inspector or the assigned loan officer depending on loan amount or complexity of the project. This monitoring process includes at a minimum, the submission of invoices and American Institute of Architects documents of costs incurred by the borrower, on-site inspections, and a signature by the assigned loan officer for disbursement of funds. Year-to-date, the Bank has recognized $211 thousand of interest income that was funded by interest reserve accounts.

Commercial loans and commercial real estate: Commercial lending continues to be the engine that is driving loan growth in the Bank. Loans in this category include commercial, industrial, farm, agricultural, and municipal government loans. Collateral for these loans may include, commercial real estate, farm real estate, equipment or other business assets. Total commercial loans increased to $551.5 million from $541.7 million at the end of 2011. Low rates continue to make variable rate loans attractive to borrowers. However, theses are not as beneficial to the Bank and it has imposed rate floors on most new and refinanced loans during the year.

Commercial real estate loans increased 3.6% from year-end 2011, with a portion of this increase being offset by the decrease in the residential real estate construction portfolio as loans were reclassified to more accurately reflect the collateral or purpose of the loan. The largest sectors (by collateral) in the commercial real estate category are: development land ($64.9 million), hotels and motels ($48.0 million), farm land ($41.0 million), office buildings ($39.7 million) and shopping centers ($23.9 million). Commercial loans decreased 1.8% due primarily to one municipal credit of $7.3 million that paid off in the first quarter of 2012. The largest sectors (by industry) in the commercial loan category are: manufacturing ($22.1 million), construction ($19.8 million) and retail trade ($18.5 million). The Bank is very active in its market in pursuing commercial lending opportunities, but supplements in-market growth with purchased loan participations. The Bank purchases commercial loan participations in an effort to increase its commercial lending and diversify its loan mix, both geographically and by industry sector. Purchased loans are originated primarily within the south central Pennsylvania market and are purchased from only a few select counter parties. These loans usually represent an opportunity to participate in larger credits that are not available in market, with the benefit of lower origination and servicing costs. In 2012, the Bank purchased $540 thousand of loan participations and commitments. At June 30, 2012, the Bank held $145.8 million in purchased loan participations in its portfolio compared to $152.9 million at year-end 2011. The Bank expects that commercial lending will continue to be the primary area of loan growth in the future via in-market and loan participation activity.

At June 30, 2012, the Bank had $28.8 million in loans with loan to value ratios that exceeded supervisory loan to value limits. These loans totaled approximately 32% of risk-based capital. The largest sectors of these loans are $21.6 million for land development and $5.0 million for commercial real estate. In most circumstances, the Bank’s internal loan-to-value limits are equal to or lower than the supervisory limits. Management tracks these exceptions and reports these exposures to the Credit Risk Oversight Committee of the Board of Directors.

Consumer loans decreased $1.7 million due primarily to regular payments and maturities. The consumer portfolio will continue to run-down, as consumers are unwilling to increase their debt.

The following table presents a summary of loans outstanding, by primary collateral as of:

			Change
(Dollars in thousands)	June 30, 2012	December 31, 2011	Amount	%
Residential Real Estate 1-4 Family
Consumer first liens	$85,255	$86,767	$(1,512)	(1.7)
Consumer junior liens and lines of credit	38,774	40,290	(1,516)	(3.8)
Total consumer	124,029	127,057	(3,028)	(2.4)

Commercial first lien	57,708	55,130	2,578	4.7
Commercial junior liens and lines of credit	7,472	7,846	(374)	(4.8)
Total	65,180	62,976	2,204	3.5
Total residential real estate 1-4 family	189,209	190,033	(824)	(0.4)

Residential real estate - construction
Consumer purpose	1,596	1,381	215	15.6
Commercial purpose	14,384	19,901	(5,517)	(27.7)
Total residential real estate construction	15,980	21,282	(5,302)	(24.9)

Commercial, industrial and agricultural real estate	372,068	358,974	13,094	3.6
Commercial, industrial and agricultural	179,382	182,694	(3,312)	(1.8)
Consumer	11,725	13,427	(1,702)	(12.7)
	768,364	766,410	1,954	0.3
Less: Allowance for loan losses	(9,627)	(9,723)	96	(1.0)
Net Loans	$758,737	$756,687	$2,050	0.3

Included in the loan balances are the following:
Net unamortized deferred loan costs	$271	$426
Unamortized discount on purchased loans	$(150)	$(167)

Loans pledged as collateral for borrowings and commitments from:
FHLB	$602,555	$679,272
Federal Reserve Bank	108,402	27,435
	$710,957	$706,707

Loan Quality:

Management utilizes a risk rating scale ranging from 1 (Prime) to 9 (Loss) to evaluate loan quality. This risk rating scale is used primarily for commercial purpose loans. Consumer purpose loans are identified as either a pass or substandard rating. Substandard consumer loans are loans that are 90 days or more past due and still accruing or on nonaccrual. Loans rated 1 – 4 are considered pass credits. Loans that are rated 5 are pass credits, but have been identified as credits that are likely to warrant additional attention and monitoring. Loans rated 6 (OAEM) or worse begin to receive enhanced monitoring and reporting by the Bank. The following factors represent some of the factors used in determining the risk rating of a borrower: cash flow, debt coverage, liquidity, management, and collateral. Risk ratings are generally reviewed annually for term debt and at renewal for revolving or renewing debt. The Bank monitors loan quality by continually reviewing four measurements: (1) watch list loans (loans risk rated 6 or worse), (2) delinquent loans (primarily nonaccrual loans and loans past due 90 days or more), (3) other real estate owned (OREO), and (4) net-charge-offs. Management compares trends in these measurements with the Bank’s internally established targets, as well as its national peer group.

The watch list includes loans rated 6 (OAEM), 7 (Substandard), and 8 (Doubtful). The watch list is the Bank’s broadest review of loan quality. Loans on the watch list are adversely classified because the borrowers are, or may be experiencing a weakening financial condition that may result in a payment default. If these trends continue, the Bank has an increasing likelihood that it will need to liquidate collateral for repayment. The Bank’s watch list includes loans that may or may not be delinquent or on nonaccrual, loans that may or may not be considered impaired, and potential problem loans. At June 30, 2012, the Bank had $109.7 million on the watch list compared to $100.3 million at March 31, 2012 and $93.5 million at year-end 2011. The majority of the increase from year-end 2011 occurred in commercial real estate loans rated substandard. This category has increased $15.7 million during the year due in part to certain real estate development projects being unable to develop or sell real estate. The Bank has no loans rated 8 (Doubtful) or 9 (Loss). Potential problem loans are included on the watch list and represent loans where the borrowers may not be able to comply with current loan terms, but excludes loans that are 90 days or more past due, and nonaccrual loans. Potential problem loans were $71.0 million at year-end 2011 and increased to $80.2 million at June 30, 2012. In July 2012, the Bank received a full pay-off on a $2.6 million loan that was reported as substandard at June 30, 2012. The Bank’s Loan Management Committee reviews the watch list and risk ratings on a monthly basis in order to proactively identify and manage problem loans. See Note 7 in the accompanying financial statements for a note that reports on the internal credit rating for the loan portfolio.

Delinquent loans are a result of borrowers’ cash flow and/or alternative sources of cash being insufficient to repay loans. The Bank’s likelihood of collateral liquidation to repay the loans becomes more probable the further behind a borrower falls, particularly when loans reach 90 days or more past due. Management monitors the performance status of loans by the use of an aging report. The aging report can provide an early indicator of loans that may become severely delinquent and possibly result in a loss to the Bank. See Note 7 in the accompanying financial statements for a note that presents the aging of payments in the loan portfolio.

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

The following table presents a summary of nonperforming assets:

	June 30, 2012		December 31, 2011
		% of Loan		% of Loan
(Dollars in thousands)	Balance	Segment	Balance	Segment

Nonaccrual loans
Residential Real Estate
First liens	$3,951	2.8%	$1,749	1.2%
Junior liens and lines of credit	882	1.9%	282	0.6%
Total	4,833	2.6%	2,031	1.1%
Residential real estate - construction	575	3.8%	-	-
Commercial, industrial and agricultural real estate	20,965	5.7%	14,278	4.0%
Commercial, industrial and agricultural	1,397	0.8%	1,447	0.8%
Consumer	-	-	-	-
Total nonaccrual loans	$27,770		$17,756

Loans past due 90 days or more and still accruing
Residential Real Estate
First liens	$345		$2,516
Junior liens and lines of credit	45		301
Total	390		2,817
Residential real estate - construction	112		121
Commercial, industrial and agricultural real estate	1,082		1,627
Commercial, industrial and agricultural	102		100
Consumer	28		107
Total loans past due 90 days or more and still accruing	1,714		4,772

Total nonaccrual and loans past due 90 days or more	29,484		22,528

Repossessed assets	7		6
Other real estate owned	3,290		3,224

Total nonperforming assets	$32,781		$25,758

Nonaccrual loans to total gross loans	3.61%		2.32%
Nonperforming loans to total gross loans	3.83%		2.94%
Nonperforming assets to total assets	3.10%		2.60%
Allowance for loan losses to nonperforming loans	32.65%		43.16%

Loan quality, as measured by the balance of nonperforming loans (nonaccrual and loans past due 90-days or more) has increased since the prior year-end. Nonperforming loans have increased by $7 million during the year to $29.5 million compared to $22.5 million at December 31, 2011. Loans 90 days or more and still accruing declined during the period; however, this was primarily the result of loans moving to nonaccrual status. Nonaccrual loans increased $10.0 million during the year to $27.8 million at June 30, 2012. Seventy-two percent of the total nonaccrual balance ($27.8 million) is comprised of the seven credits ($19.9 million) shown in the following table of significant nonaccrual accounts. The following table shows the date that the credit was placed on nonaccrual and those added to nonaccrual in 2012 total $10.2 million. Management is diligent in its workout efforts on its nonperforming loans. However, the outcome of these workout efforts is always uncertain and it is possible that other loans may become delinquent and nonperforming loans could remain at a high level due to lengthy workout periods on these loans. OREO, depending on the type of property, can also result in an extended holding period prior to disposal.

The following table provides additional information on the most significant nonaccrual accounts:

June 30, 2012

(Dollars in thousands)
		ALL	Nonaccrual			Last
	Balance	Reserve	Date	Collateral	Location	Appraisal(1)

Credit 1
Residential real estate development	$2,069	$-	Mar-12	1st lien Residential development land -75 acres	WV	Mar-12
				2nd lien residential real estate	PA	$2,550

Credit 2	2,612	454	Dec-10	1st, 2nd and 3rd lien on 600+ acres	PA	Apr-12
Agricultural 6 separate notes				of farm real estate,and equipment inventory		$4,344

Credit 3	3,588	-	Dec-10	1st lien on 92 acres undeveloped	PA	Jan-12
Commercial real estate				commercial real estate		$3,899

Credit 4	2,558	-	Sep-11	1st liens on commerical real estate -	MO & PA	Feb-12
Commercial real estate				performance theaters and business assets		$5,129

Credit 5	1,017	-	Aug-11	1st lien on commecial and residential	PA	Sep-11
Commercial and residential real estate				properties, and 70 acres		$1,280

Credit 6	2,744	-	Mar-12	1st and 2nd commercial real estate, residential	PA	Feb-12
Residential real estate development				real estate and business assets		$5,382

Credit 7	3,668	-	Jun-12	1st, 2nd, and 3rd liens residentail development	PA	Apr-12
Residential real estate development				land - four tracts with 294 acres		$8,795

Credit 8	1,676	-	Apr-12	1st and 2nd liens, residential real estate	PA	Apr-12
Residential real estate development						$2,001

	$19,932	$454

(1) Appraisal value, as reported, does not reflect the pay-off of any senior liens or any adjustment to reflect the cost to liquidate the collateral.

Nonaccrual Credit 1 was written down by $240 thousand in the second quarter reflecting the new appraisal value and was added to nonaccrual during the second quarter. Credit 2 provided additional real estate collated during the second quarter strengthening the Bank’s collateral position. A charge-off of $1.6 million was recorded against Credit 3 during the first quarter. This property has experienced significant declines in appraised values since origination. An appraisal on this property in 2011 resulted in a 53% reduction in value from the original appraisal and a subsequent appraisal in 2012 resulted in an additional reduction in value of 31% from 2011. Credit 4 is a TDR that is in compliance with the modified terms and is on nonaccrual until a satisfactory repayment history is established. This credit is part of a shared national credit. The Bank is working with Credit 5 to sell or auction the property. Credit 6 is a TDR that is in compliance with the modified terms and is on nonaccrual until a satisfactory repayment history is established. Credit 7 and Credit 8 were added to nonaccrual during the second quarter.

In addition to monitoring nonaccrual loans, the Bank also closely monitors impaired loans and troubled debt restructurings (TDR). A loan is considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all interest and principal payments due according to the originally contracted terms of the loan agreement. The Bank reviews all loans rated 7 or lower and all nonaccrual loans for impairment. All TDR loans are considered impaired loans. Impaired loans totaled $32.9 million at June 30, 2012, up from $28.0 million at December 31, 2011. The increase in impaired loans occurred in the commercial real estate category primarily from the addition of two large residential real estate development relationships during the first quarter. These new impaired loans were discussed as Credit 1 and Credit 6 in the previous nonaccrual loan discussion. The Bank’s largest nonaccrual loans shown above are also impaired. See Note 7 in the accompanying financial statements for a note that reports on impaired loans.

A loan is considered a troubled debt restructuring (TDR) if the creditor (the Bank), for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. At June 30, 2012, the Bank had TDR loans totaling $9.6 million compared to $8.1 million at year-end 2011. The Bank reviews all loans rated 5 or lower when it is providing a loan restructure, modification or new credit facility to determine if the action is a TDR. In addition, the Bank reviews all consumer loan modifications and/or policy exceptions for TDR status. If a TDR loan is placed on nonaccrual status, it remains on nonaccrual status for at least six months to ensure performance. All TDR loans are in compliance with their modified terms. One consumer real estate loan that was delinquent and out of compliance with its modified terms at March 31, 2012 is now paid current. The Bank recorded eight contracts (two relationships) for $5.4 million as TDR loans during the year. One new TDR relationship was Credit 6 in the nonaccrual discussion. The second new TDR relationship (3 contracts) was a $2.2 million commercial loan to a company in an agricultural feed business that has now paid down to $1.7 million. During the second quarter, a TDR loan with a balance of $2.8 million paid-off with outside financing. See Note 7 in the accompanying financial statements for a note that identifies TDR loans in the portfolio.

The Bank holds $3.3 million of other real estate owned (OREO), comprised of various types of real estate. The largest piece of OREO (property 1) is several tracts of land ($2.4 million) intended for residential real estate development. These properties were obtained as the result of accepting a deed-in-lieu of foreclosure from the developer.

The following table provides additional information on significant other real estate owned.

Significant Other Real Estate Owned
June 30, 2012

(Dollars in thousands)	Date				Last
	Acquired	Balance	Collateral	Location	Appraisal
Property 1	2011	2,383	unimproved and improved real estate for residential development on four separate tracts totaling 150 acres	PA	Aug-11
Property 2	2011	536	townhouses and residential building lots	PA	Jun-10
		$2,919

At June 30, 2012 and December 31, 2011, the Bank had $1.0 million of residential properties in the process of foreclosure.

Allowance for Loan Losses:

Management performs a monthly evaluation of the adequacy of the allowance for loan losses (ALL). The ALL is determined by a segmenting the loan portfolio based on the loan’s collateral. The Bank further classifies the portfolio based on the primary purpose of the loan, either consumer or commercial. When calculating the ALL, consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, borrowers’ actual or perceived financial and managerial strengths, the adequacy of the underlying collateral (if collateral dependent) and other relevant factors. The Bank begins enhanced monitoring of all commercial loans rated 6 (OAEM) or worse, and obtains a new appraisal or asset valuation for any loan rated 7 (Substandard) or worse, including all nonaccrual loans. Management, at its discretion, may determine that additional adjustments to the appraisal or valuation are required. Valuation adjustments will be made as necessary based on factors, including, but not limited to the economy, deferred maintenance, industry, type of property/equipment, age of the appraisal, etc. and the knowledge Management has about a particular situation. In addition, the cost to sell or liquidate the collateral is also estimated and deducted from the valuation in order to determine the net realizable value to the Bank. When determining the allowance for loan loss, certain factors involved in the evaluation are inherently subjective and require material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans. Management monitors the adequacy of the allowance for loan losses on an ongoing basis and reports its adequacy quarterly to the Credit Risk Oversight Committee of the Board of Directors. Management believes that the allowance for loan losses at June 30, 2012 is adequate.

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

The following table shows the loans that were evaluated for the allowance for loan losses under a specific reserve (individually) and those that were evaluated under a general reserve (collectively), and the amount of the allowance established in each category as of June 30, 2012:

				Commercial
	Residential Real Estate 1-4 Family			Industrial &	Commercial
		Junior Liens &		Agricultural	Industrial &
(Dollars in thousands)	First Liens	Lines of Credit	Construction	Real Estate	Agricultural	Consumer	Total

June 30, 2012
Loans evaluated for allowance:
Individually	$3,962	$714	$575	$23,784	$3,868	$-	$32,903
Collectively	139,001	45,532	15,405	348,284	175,514	11,725	735,461
Total	$142,963	$46,246	$15,980	$372,068	$179,382	$11,725	$768,364

ALL established for loans evaluated:
Individually	$2	$-	$-	$493	$657	$-	$1,152
Collectively	775	321	925	5,346	907	201	8,475
ALL at June 30, 2012	$777	$321	$925	$5,839	$1,564	$201	$9,627

During the first six months, $2.8 million was added to the allowance for loan losses (ALL) thorough the provision for loan loss expense. This compares to a provision expense of $2.7 million for the same period in 2011. The provision expense occurred primarily within the general allocation component of the ALL. In the first quarter of 2012, a charge-off of $1.6 million on one nonperforming commercial real estate loan was recorded. The charge-off was necessary after receiving a 2012 appraisal that was 31% less than a 2011 appraisal. The 2011 appraisal was 53% less than the original appraisal and to date, the Bank has charged-off $2.9 million on this loan due to the lower appraisals. For the first six months of 2012, net-charge offs exceeded the provision expense by $100 thousand and the ALL declined from $9.7 million at the prior year-end to $9.6 million at June 30, 2012. The ALL as a percentage of loans was 1.25% at June 30, 2011.

Charged-off loans usually result from: (1) a borrower being legally relieved of loan repayment responsibility through bankruptcy, (2) insufficient collateral sale proceeds to repay a loan; or (3) the borrower and/or guarantor does not own other assets that, if sold, would generate sufficient sale proceeds to repay a loan.

The Bank recorded net loan charge-offs of $2.9 million for year-to-date compared to $1.3 million for the same period in 2011. The commercial real estate portfolio recorded the largest net charge-off of $2.3 million, fueled by the $1.6 million charge-off discussed previously.

The following table presents an analysis of the allowance for loan losses for the periods ended:

				Commercial
	Residential Real Estate 1-4 Family			Industrial &	Commercial
		Junior Liens &		Agricultural	Industrial &
(Dollars in thousands)	First Liens	Lines of Credit	Construction	Real Estate	Agricultural	Consumer	Total

ALL at March 31, 2012	$932	$311	$878	$5,792	$1,388	$206	$9,507
Charge-offs	(144)	-	-	(262)	(312)	(36)	(754)
Recoveries	-	25	-	1	5	18	49
Provision	(11)	(15)	47	308	483	13	825
ALL at June 30, 2012	$777	$321	$925	$5,839	$1,564	$201	$9,627

ALL at December 31, 2011	$1,049	$308	$1,222	$5,257	$1,651	$236	$9,723
Charge-offs	(180)	(65)	-	(2,254)	(345)	(122)	(2,966)
Recoveries	-	25	-	9	7	54	95
Provision	(92)	53	(297)	2,827	251	33	2,775
ALL at June 30, 2012	$777	$321	$925	$5,839	$1,564	$201	$9,627

ALL at December 31, 2010	$600	$352	$2,596	$3,358	$1,578	$317	$8,801
Charge-offs	(324)	(202)	(2,352)	(3,817)	(115)	(237)	(7,047)
Recoveries	30	10	-	306	11	88	445
Provision	743	148	978	5,410	177	68	7,524
ALL at December 31, 2011	$1,049	$308	$1,222	$5,257	$1,651	$236	$9,723

	June 30, 2012	December 31, 2011	June 30, 2011
Net loans charged-off as a percentage of average gross loans	0.75%	0.07%	0.35%
Net loans charged-off as a percentage of the provision for loan losses	103.46%	55.89%	49.42%
Allowance as a percentage of loans	1.25%	1.27%	1.31%
Net charge-offs	$2,871	$6,602	$1,318

Deposits:

Total deposits increased $68.7 million during the first six months of 2012 to $856.6 million. Non-interest bearing deposits increased $4.8 million, while interest-bearing checking and savings deposits increased $55.3 million and time deposits increased $8.6 million. The increase in non-interest bearing checking accounts came primarily from small business checking accounts ($2.8 million). The Bank’s Money Management product increased $45.3 million due primarily to an increase in retail accounts and an increase in the balance of ICS reciprocal money market deposits. ICS is used primarily by commercial and municipal accounts for liquidity and FDIC coverage. Retail time deposits decreased since year-end, as customers moved funds to more liquid accounts. However, brokered CDs increased $10.9 million, which includes new brokered CDs of $32.2 million that includes $23 million to pre-fund FHLB term loans that are maturing in 2012 and to replace higher rate brokered CDs of $9.2 million that were called for early redemption by the Bank. As of June 30, 2012, the Bank had $4.5 million in CDARS reciprocal deposits included in brokered time deposits.

The following table presents a summary of deposits outstanding at:

			Change
(Dollars in thousands)	June 30, 2012	December 31, 2011	Amount	%
Demand, noninterest-bearing checking	$109,023	$104,245	$4,778	4.6

Interest-bearing checking	123,258	117,479	5,779	4.9
Money market accounts	371,505	326,219	45,286	13.9
Savings accounts	55,979	51,728	4,251	8.2
Total interest-bearing checking and savings	550,742	495,426	55,316	11.2

Retail time deposits	145,158	147,479	(2,321)	(1.6)
Brokered time deposits	51,723	40,836	10,887	26.7
Total time deposits	196,881	188,315	8,566	4.5
Total deposits	$856,646	$787,986	$68,660	8.7

Overdrawn deposit accounts reclassified as loan balances	$256	$232

Borrowings:

The balance of securities sold under agreements to repurchase, which are accounted for as collateralized financings, decreased $2.1 million from year-end and the long-term debt from the FHLB decreased $2.0 million due scheduled amortization and maturities. Subsequent to the end of the 2nd quarter, the Bank prepaid two FHLB term loans totaling $8 million and paid $74 thousand in prepayment penalties. The prepayment penalties are expected to be recovered by the end of 2012.

Shareholders’ Equity:

Total shareholders’ equity increased $2.7 million to $89.9 million at June 30, 2012, compared to $87.2 million at the end of 2011. The increase in retained earnings from the Corporation’s net income of $3.3 million was partially offset by the cash dividend of $1.8 million. The Corporation’s dividend payout ratio is 54.4% for the first half of 2012 compared to 58.8% in 2011.

As part of its quarterly dividend decision, the Corporation considers current and future income projections, dividend yield, payout ratio, and current and future capital ratios. On April 23, 2012, the Board of Directors declared a $.17 per share regular quarterly dividend for the second quarter of 2012. This compares to a regular quarterly cash dividend of $.27 paid in the first quarter of 2012 and the same period in 2011. In light of the uncertain economic and regulatory environment, the Board determined that it would be prudent to reduce the dividend payout at this time. On July 26, 2012 the Board of Directors declared a $.17 per share regular quarterly dividend for the third quarter of 2012, which will be paid on August 22, 2012.

In addition, the Corporation considers how dividend decisions may affect the Dividend Reinvestment Plan (DRIP), which has raised $740 thousand in new capital this year with 52,659 new shares purchased. The Corporation continually explores other sources of capital as part of its capital management plan for the Corporation and the Bank. The Corporation did not repurchase any shares of the Corporation’s common stock during the first six months of 2012. During the first quarter of 2012, the Corporation and the Bank completed a merger of subsidiaries (see Note 1) that resulted in $1.4 million of new capital to the Bank.

Capital adequacy is currently defined by regulatory agencies through the use of several minimum required ratios. At June 30, 2012, the Corporation was well capitalized as defined by the banking regulatory agencies. Regulatory capital ratios for the Corporation and the Bank are shown below:

			Regulatory Ratios
				Well Capitalized
	June 30, 2012	December 31, 2011	Minimum	Minimum
Total Risk Based Capital Ratio (1)
Franklin Financial Services Corporation	12.19%	12.14%	8.00%	n/a
Farmers & Merchants Trust Company	11.84%	11.51%	8.00%	10.00%

Tier 1 Capital Ratio (2)
Franklin Financial Services Corporation	10.94%	10.89%	4.00%	n/a
Farmers & Merchants Trust Company	10.59%	10.26%	4.00%	6.00%

Leverage Ratio (3)
Franklin Financial Services Corporation	8.10%	8.40%	4.00%	n/a
Farmers & Merchants Trust Company	7.82%	7.89%	4.00%	5.00%

(1)Total risk-based capital / total risk-weighted assets, (2)Tier 1 capital / total risk-weighted assets, (3) Tier 1 capital / average quarterly assets

Economy

The Corporation’s primary market area includes Franklin, Fulton, Cumberland and Huntingdon County, PA. This area is diverse in demographic and economic makeup. County populations range from a low of approximately 15,000 in Fulton County to over 238,000 in Cumberland County. At June 30, 2012, the unemployment rate for Pennsylvania was 7.8% and the national rate was 8.3%, while the unemployment rate in the Corporation’s market area ranged from 6.1% in Cumberland County to 8.8% in Fulton County. The unemployment rates for the Bank’s market area have remained high during the last three years along with state and national rates. Housing prices have improved slightly over prior year, while mortgage delinquencies are consistent from the end of 2011.

The following table presents economic data for the Bank’s primary market area:

Economic Data
	June 30, 2012	December 31, 2011
Unemployment Rate (seasonally adjusted)
Market area range (1)	6.5 to 9.8%	6.7% - 10%
Pennsylvania	7.8%	7.9%
United States	8.3%	9.0%

Housing Price Index - year over year change
PA, nonmetropolitan statistical area	2.0%	-3.3%
United States	1.4%	-4.5%

Franklin County Building Permits - year over year change
Residential, estimated	68.4%	-34.3%
Multifamily, estimated	59.1%	-73.4%

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

Regulatory Issues

Notice of Proposed Rulemaking. In June 2012, U.S. bank regulators issued a joint notice of proposed rule making that included proposals for revisions to capital requirements and risk weighted asset calculations. Included in the proposed capital rules are: 1) revised definitions of regulatory capital, 2) higher minimum capital ratios, 3) a new common equity Tier 1 capital ratio, and 4) a new capital conservation buffer that would limit capital distributions if the buffer ratio is not maintained. The proposed changes to risk based capital primarily center on higher risk weighting for numerous asset classes. If approved, the rules will go into effective on January 1, 2013. However, some components of the rules are phased-in with full compliance not required until January 1, 2019. The Corporation is closely reviewing the proposed rules and the potential effect on its capital and risk weighted assets, but the overall effect has not been determined at this time.

FDIC Insurance. The Transaction Account Guarantee (TAG) program that provides unlimited FDIC insurance on certain non-interest bearing depository accounts is set to expired on December 31, 2012. The Bank is reviewing accounts that could be affected by the loss of full FDIC coverage and the potential implications on the Bank. At this time, it is uncertain if TAG will be extended or not.

Pension Funding. In June 2012, Congress approved the Highway Expenditures Bill that included pension funding relief. The relief is in the form of interest rate stabilization by allowing the use of a 25- year average rate to calculate pension funding compared to a 2-year average rate currently used. This change is expected to reduce pension contributions, but will have no affect on the Corporation’s financial statements for accounting purposes. The change is effective in 2013 with the option to implement in 2012. The Bank is currently reviewing the potential effects of this change.

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

Historically, the Corporation has satisfied its liquidity needs from earnings, repayment of loans and amortizing investment securities, maturing investment securities, loan sales, deposit growth and its ability to access existing lines of credit. All investments are classified as available for sale; therefore, securities that are not pledged as collateral for borrowings are an additional source of readily available liquidity, either by selling the security or, more preferably, to provide collateral for additional borrowing. However, at June 30, 2012, the Bank had approximately $105 million (fair value) or 81% of its investment portfolio (debt securities) pledged as collateral. The primary source of liquidity for the Bank is a line of credit with the FHLB. At June 30, 2012, the Bank had approximately $39 million available on this line of credit. The Bank continues to operate in a collateral delivery status with the FHLB as reported in its December 31, 2011 Annual Report on Form 10-K.

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

Off Balance Sheet Commitments and Contractual Obligations

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation. Unused commitments and standby letters of credit totaled $253.6 million and $249.8 million, respectively, at June 30, 2012 and December 31, 2011.

The Corporation has entered into various contractual obligations to make future payments. These obligations include time deposits, long-term debt, operating leases, deferred compensation and pension payments. These amounts have not changed materially from those reported in the Corporation’s 2011 Annual Report on Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the Corporation’s exposure to market risk during the three months ended June 30, 2012. For more information on market risk refer to the Corporation’s 2011 Annual Report on Form 10-K.

Item 4.  Controls and Procedures

Evaluation of Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2012, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 1A. Risk Factors

There were no material changes in the Corporation’s risk factors during the three months ended June 30, 2012. For more information, refer to the Corporation’s 2011 Annual Report on Form 10-K.

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

Franklin Financial Services Corporation

August 9, 2012	/s/ William E. Snell, Jr.
William E. Snell, Jr.
President and Chief Executive Officer
(Authorized Officer)

August 9, 2012	/s/ Mark R. Hollar
Mark R. Hollar
Treasurer and Chief Financial Officer
(Principal Financial Officer)

