Form 10-Q/A
period 2012-06-30
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2012-09-06
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No.1)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, initially filed with the U.S. Securities and Exchange Commission on August 9, 2012 (the “Form 10-Q”), is to furnish Exhibit 101.0 for the Form 10-Q as required by Rule 405 of Regulation S-T. Exhibit 101.0 to this Amendment No. 1 to the Form 10-Q provides the following items from the Form 10-Q formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date of the Form 10-Q, and does not modify or update in any way the disclosures included in the Form 10-Q.

PART II

ITEM 6. EXHIBITS

3.1 Articles of Incorporation of the Corporation. (Filed as Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.)*

3.2 Bylaws of the Corporation. (Filed as Exhibit 99 to Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.)*

31.1 Rule 13a – 14(a)/15d-14(a) Certifications – Principal Executive Officer*

31.2 Rule 13a – 14(a)/15d-14(a) Certifications – Principal Financial Officer*

32.1 Section 1350 Certifications – Principal Executive Officer*

32.2 Section 1350 Certifications – Principal Financial Officer*

101 Interactive Data File (XBRL)**

* Previously filed.

** Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN FINANCIAL SERVICES CORPORATION

(Registrant)

/s/ William E. Snell, Jr.

William E. Snell, Jr.

President and Chief Executive Officer

(Principal Executive Officer)

September 6, 2012

/s/ Mark R. Hollar

Mark R. Hollar

Chief Financial Officer

(Principal Financial Officer)

September 6, 2012