Form 10-Q
period 2012-09-30
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2012-11-09
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

 ☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012,

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

There were 4,094,469 outstanding shares of the Registrant’s common stock as of October 31, 2012.

Part I FINANCIAL INFORMATION

Item 1 Financial Statements

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

(unaudited)

	September 30	December 31
	2012	2011

Assets
Cash and due from banks	$16,278	$16,932
Interest-bearing deposits in other banks	87,939	17,212
Total cash and cash equivalents	104,217	34,144
Investment securities available for sale, at fair value	134,321	125,301
Restricted stock	4,104	5,022
Loans held for sale	991	-
Loans	752,596	766,410
Allowance for loan losses	(10,113)	(9,723)
Net loans	742,483	756,687
Premises and equipment, net	16,180	16,041
Bank owned life insurance	20,766	20,273
Goodwill	9,016	9,016
Other intangible assets	1,231	1,558
Other real estate owned	6,165	3,224
Deferred tax assets	6,103	6,384
Other assets	11,696	12,598
Total assets	$1,057,273	$990,248

Liabilities
Deposits
Demand (non-interest bearing)	$118,180	$104,245
Savings and interest checking	548,009	495,426
Time	191,637	188,315
Total deposits	857,826	787,986
Securities sold under agreements to repurchase	56,151	53,103
Long-term debt	37,922	48,336
Other liabilities	13,670	13,641
Total liabilities	965,569	903,066

Shareholders' equity
Common stock $1 par value per share, 15,000,000 shares authorized with 4,488,910 shares issued and 4,092,828 shares outstanding at September 30, 2012 and 4,419,258 shares issued and 4,023,084 shares outstanding at December 31, 2011	4,489	4,419
Capital stock without par value, 5,000,000 shares authorized with no shares issued or outstanding	-	-
Additional paid-in capital	35,599	34,698
Retained earnings	62,827	60,280
Accumulated other comprehensive loss	(4,128)	(5,131)
Treasury stock, 396,082 shares at cost at September 30, 2012 and 396,174 shares at cost at December 31, 2011, respectively	(7,083)	(7,084)
Total shareholders' equity	91,704	87,182
Total liabilities and shareholders' equity	$1,057,273	$990,248

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Income

(Dollars in thousands, except per share data)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011

Interest income
Loans, including fees	$8,826	$9,413	$27,035	$28,241
Interest and dividends on investments:
Taxable interest	448	603	1,332	1,821
Tax exempt interest	380	353	1,112	1,027
Dividend income	18	17	53	67
Deposits and obligations of other banks	56	17	148	43
Total interest income	9,728	10,403	29,680	31,199

Interest expense
Deposits	1,262	1,725	4,020	5,153
Securities sold under agreements to repurchase	20	40	59	113
Short-term borrowings	-	-	-	1
Long-term debt	410	522	1,390	1,837
Total interest expense	1,692	2,287	5,469	7,104
Net interest income	8,036	8,116	24,211	24,095
Provision for loan losses	825	2,775	3,600	5,442
Net interest income after provision for loan losses	7,211	5,341	20,611	18,653

Noninterest income
Investment and trust services fees	957	953	2,984	2,943
Loan service charges	328	197	869	909
Mortgage banking activities	(27)	(53)	(8)	(88)
Deposit service charges and fees	479	518	1,432	1,652
Other service charges and fees	209	164	657	414
Debit card income	288	258	859	753
Increase in cash surrender value of life insurance	159	168	493	508
Other	(157)	70	(15)	176

OTTI losses on securities	(162)	-	(162)	(271)
Loss recognized in other comprehensive income (before taxes)	(112)	-	(112)	(216)
Net OTTI losses recognized in earnings	(50)	-	(50)	(55)

Securities gains, net	23	138	44	150
Total noninterest income	2,209	2,413	7,265	7,362

Noninterest Expense
Salaries and benefits	4,141	3,796	12,097	11,392
Net occupancy expense	499	495	1,510	1,523
Furniture and equipment expense	226	194	653	631
Advertising	315	356	1,024	1,000
Legal and professional fees	252	287	791	801
Data processing	382	339	1,234	1,208
Pennsylvania bank shares tax	187	173	560	510
Intangible amortization	109	112	327	335
FDIC insurance	274	256	803	822
Other	970	988	2,963	3,228
Total noninterest expense	7,355	6,996	21,962	21,450
Income before federal income taxes	2,065	758	5,914	4,565
Federal income tax expense (benefit)	318	(301)	893	(102)
Net income	$1,747	$1,059	$5,021	$4,667

Per share
Basic earnings per share	$0.43	$0.27	$1.24	$1.18
Diluted earnings per share	$0.43	$0.27	$1.24	$1.18
Cash dividends declared per share	$0.17	$0.27	$0.61	$0.81

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

(unaudited)

The components of comprehensive income and related tax effects are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
Net Income	$1,747	$1,059	$5,021	$4,667

Securities:
Unrealized gains arising during the period	558	1,000	1,058	1,683
Reclassification adjustment for losses (gains) included in net income	27	(138)	6	(95)
Net unrealized gains	585	862	1,064	1,588
Tax effect	(199)	(293)	(362)	(540)
Net of tax amount	386	569	702	1,048

Derivatives:
Unrealized losses arising during the period	(33)	(525)	(97)	(639)
Reclassification adjustment for losses included in net income	192	186	551	541
Net unrealized gains (losses)	159	(339)	454	(98)
Tax effect	(53)	115	(153)	32
Net of tax amount	106	(224)	301	(66)

Total other comprehensive income	492	345	1,003	982
Total Comprehensive Income	$2,239	$1,404	$6,024	$5,649

The accompanying notes are an integral part of these financial statements.

.

Consolidated Statements of Changes in Shareholders' Equity

For the Nine Months Ended September 30, 2012 and 2011

(Dollars in thousands, except per share data)

(unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Loss	Stock	Total

Balance at December 31, 2010	$4,317	$33,096	$57,984	$(5,642)	$(7,116)	$82,639
Net income	-	-	4,667	-	-	4,667
Unrealized gain on securities, net of reclassification adjustments and taxes	-	-	-	1,048	-	1,048
Unrealized gain on hedging activities, net of reclassification adjustments and taxes	-	-	-	(66)	-	(66)

Cash dividends declared, $.81 per share	-	-	(3,193)	-	-	(3,193)
Treasury shares issued under stock option plans, 1,776 shares	-	(2)	-	-	32	30
Common stock issued under dividend reinvestment plan, 77,963 shares	78	1,273	-	-	-	1,351
Balance at September 30, 2011	$4,395	$34,367	$59,458	$(4,660)	$(7,084)	$86,476

Balance at December 31, 2011	$4,419	$34,698	$60,280	$(5,131)	$(7,084)	$87,182
Net income	-	-	5,021	-	-	5,021
Unrealized gain on securities, net of reclassification adjustments and taxes	-	-	-	702	-	702
Unrealized gain on hedging activities, net of reclassification adjustments and taxes	-	-	-	301	-	301

Cash dividends declared, $.61 per share	-	-	(2,474)	-	-	(2,474)
Common stock issued under stock option plans, 92 shares	-	-	-	-	1	1
Common stock issued under dividend reinvestment plan, 69,652 shares	70	901	-	-	-	971
Balance at September 30, 2012	$4,489	$35,599	$62,827	$(4,128)	$(7,083)	$91,704

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows

(Dollars in thousands)

(unaudited)

	For the Nine Months Ended September 30
	2012	2011
Cash flows from operating activities
Net income	$5,021	$4,667
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,053	1,056
Net amortization of loans and investment securities	1,060	606
Amortization and net change in mortgage servicing rights valuation	116	214
Amortization of intangibles	327	335
Provision for loan losses	3,600	5,442
Net realized gains on sales of securities	(44)	(150)
OTTI losses on securities	50	55
Loans originated for sale	(10,241)	-
Proceeds from sale of loans	9,250	-
Net loss (gain) on sale or disposal of other real estate/other repossessed assets	169	(26)
Increase in cash surrender value of life insurance	(493)	(508)
Contribution to pension plan	(783)	(1,942)
Decrease in interest receivable and other assets	2,549	1,723
Decrease in interest payable and other liabilities	(1,160)	(2,194)
Other, net	184	(338)
Net cash provided by operating activities	10,658	8,940

Cash flows from investing activities
Proceeds from sales of investment securities available for sale	516	4,966
Proceeds from maturities and paydowns of investment securities available for sale	27,330	16,537
Purchase of investment securities available for sale	(36,598)	(34,221)
Net decrease in restricted stock	918	874
Net decrease (increase) in loans	6,601	(26,771)
Proceeds from sale of other real estate/other repossessed assets	788	296
Capital expenditures	(1,112)	(588)
Net cash used in investing activities	(1,557)	(38,907)

Cash flows from financing activities
Net increase in demand deposits, interest-bearing checking and savings accounts	66,518	52,255
Net increase in time deposits	3,322	2,760
Net increase in short-term borrowings	3,048	12,052
Long-term debt payments	(10,414)	(21,993)
Dividends paid	(2,474)	(3,193)
Common stock issued under dividend reinvestment plan	971	1,351
Common stock issued under stock option plans	1	30
Net cash provided by financing activities	60,972	43,262
Increase in cash and cash equivalents	70,073	13,295
Cash and cash equivalents at beginning of period	34,144	22,106
Cash and cash equivalents at end of period	$104,217	$35,401

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest on deposits and other borrowed funds	$5,453	$7,056
Income taxes	$0	$2,425
Noncash Activities
Loans transferred to Other Real Estate	$3,909	$3,518

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, and cash flows as of September 30, 2012, and for all other periods presented have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s 2011 Annual Report on Form 10-K. The consolidated results of operations for the period ended September 30, 2012 are not necessarily indicative of the operating results for the full year. Management has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.

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

Earnings per share are computed based on the weighted average number of shares outstanding during each period end. A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30
(In thousands, except per share data)	2012	2011	2012	2011
Weighted average shares outstanding (basic)	4,083	3,971	4,063	3,946
Impact of common stock equivalents	3	-	1	3
Weighted average shares outstanding (diluted)	4,086	3,971	4,064	3,949
Anti-dilutive options excluded from the calculation	72	97	93	70
Net income	$1,747	$1,059	$5,021	$4,667
Basic earnings per share	$0.43	$0.27	$1.24	$1.18
Diluted earnings per share	$0.43	$0.27	$1.24	$1.18

Note 2 – Recent Accounting Pronouncements

Testing Indefinite-Lived Intangible Assets for Impairment. In July, 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.” Similar to ASU 2011-08, “Intangibles – Goodwill and Other (Topic 250) – Testing Goodwill for Impairment”, ASU 2012-20 addresses the growing cost and complexity of performing an analysis to evaluate indefinite-lived intangible assets (other than goodwill) for impairment. Rather than requiring a purely quantitative impairment test, the ASU provides entities with the option to first examine qualitative factors, such as economic conditions and cash flow trends, to make this determination. Entities are required by the guidance to consider both positive and negative impacts of such factors before determining whether it is more-likely-than-not (i.e. greater than 50% probability) that the indefinite-lived asset is impaired. It should be noted that the qualitative portion of the analysis is optional for all issuers. This ASU is effective for impairment tests performed during fiscal years beginning after September 15, 2012, and may be early adopted if the entity’s financial statements for the most recent fiscal or interim period have not yet been issued. The Corporation is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

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

The Corporation tests goodwill for impairment annually as of August 31. Due to the financial performance of the Corporation, its stock price as compared to book value, and the overall economic forecast, the Corporation did not make an assessment of impairment using the qualitative factors provided for in ASU 2011-08. The impairment test for August 31, 2012 was performed by an independent third-party using the two-step process under Topic 350. Step-one of the test used multiple valuation approaches that Management reviewed to reach its determination that goodwill was not impaired as of August 31, 2012. Therefore, a step-two valuation was not required. If goodwill is determined to be impaired, an impairment write-down is charged to results of operations in the period in which the impairment is determined.

Note 3 – Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss included in shareholders' equity are as follows:

(Dollars in thousands)	September 30,	December 31,
	2012	2011

Net unrealized gains on securities	$2,491	$1,427
Tax effect	(847)	(485)
Net of tax amount	1,644	942

Net unrealized losses on derivatives	(1,284)	(1,738)
Tax effect	437	590
Net of tax amount	(847)	(1,148)

Accumulated pension adjustment	(7,462)	(7,462)
Tax effect	2,537	2,537
Net of tax amount	(4,925)	(4,925)
Total accumulated other comprehensive loss	$(4,128)	$(5,131)

Note 4 – Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Bank generally holds collateral and/or personal guarantees supporting these commitments. The Bank had $28.1 million and $28.2 million of standby letters of credit as of September 30, 2012 and December 31, 2011, respectively. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The amount of the liability as of September 30, 2012 and December 31, 2011 for guarantees under standby letters of credit issued was not material.

Note 5 – Investments

The amortized cost and estimated fair value of investment securities available for sale as of September 30, 2012 and December 31, 2011 are:

(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2012	Cost	Gains	Losses	Value
Equity securities	$2,104	$92	$(228)	$1,968
U.S. Government agency securities	12,974	136	(14)	13,096
Municipal securities	58,183	3,210	(122)	61,271
Corporate debt securities	1,006	-	(21)	985
Trust preferred securities	5,901	-	(1,200)	4,701
Agency mortgage-backed securities	48,892	992	(141)	49,743
Private-label mortgage-backed securities	2,710	-	(201)	2,509
Asset-backed securities	60	-	(12)	48
	$131,830	$4,430	$(1,939)	$134,321

		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
December 31, 2011	Cost	Gains	Losses	Value
Equity securities	$2,105	$11	$(357)	$1,759
U.S. Government agency securities	13,159	75	(5)	13,229
Municipal securities	42,490	2,598	(7)	45,081
Corporate debt securities	2,484	49	(119)	2,414
Trust preferred securities	5,890	-	(1,272)	4,618
Agency mortgage-backed securities	54,314	1,159	(188)	55,285
Private-label mortgage-backed securities	3,366	1	(500)	2,867
Asset-backed securities	66	-	(18)	48
	$123,874	$3,893	$(2,466)	$125,301

The amortized cost of securities pledged as collateral to secure various funding sources was $117.4 million at September 30, 2012 and $112.1 million at December 31, 2011.

The amortized cost and fair value of debt securities as of September 30, 2012, by contractual maturity are shown below. Actual maturities may differ from contractual maturities because of prepayment or call options embedded in the securities.

	Amortized	Fair
(Dollars in thousands)	Cost	Value
Due in one year or less	$4,672	$4,687
Due after one year through five years	13,829	14,678
Due after five years through ten years	21,003	22,111
Due after ten years	38,620	38,625
	78,124	80,101
Mortgage-backed securities	51,602	52,252

	$129,726	$132,353

At September 30, 2012, the investment portfolio contained 68 securities with $35.9 million of temporarily impaired fair value and $1.9 million in unrealized losses. The unrealized loss position is less than at year-end 2011, but there are more securities with an unrealized loss and the temporarily impaired fair value is higher due to an increase in the fair value of municipal bonds with an unrealized loss. The trust preferred sector continues to show the largest unrealized loss at $1.2 million on seven securities, virtually unchanged from the prior-year end.

For securities with an unrealized loss, Management applies a systematic methodology in order to perform an assessment of the potential for “other-than-temporary” impairment. In the case of debt securities, investments considered for “other-than-temporary” impairment: (1) had a specified maturity or repricing date; (2) were generally expected to be redeemed at par, and (3) were expected to achieve a recovery in market value within a reasonable period of time. In addition, the Bank considers whether it intends to sell these securities or whether it will be forced to sell these securities before maturity. Equity securities are assessed for other-than-temporary impairment based on the length of time of impairment, dollar amount of the impairment and general market and financial conditions relating to specific issues. Accordingly, the impairments identified on debt and equity securities and subjected to the assessment at September 30, 2012 were deemed to be temporary and required no further adjustment to the financial statements, unless otherwise noted.

The following table reflects temporary impairment in the investment portfolio (excluding restricted stock), aggregated by investment category, length of time that individual securities have been in a continuous unrealized loss position and the number of securities in each category as of September 30, 2012 and December 31, 2011:

	September 30, 2012
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Number	Value	Losses	Number	Value	Losses	Number

Equity securities	$242	$(3)	3	$1,247	$(225)	13	$1,489	$(228)	16
U.S. Government agency securities	5,297	(12)	5	1,235	(2)	4	6,532	(14)	9
Municipal securities	7,550	(122)	8	-	-	-	7,550	(122)	8
Corporate debt securities	-	-	-	985	(21)	1	985	(21)	1
Trust preferred securities	-	-	-	4,701	(1,200)	7	4,701	(1,200)	7
Agency mortgage-backed securities	5,430	(75)	7	6,616	(66)	11	12,046	(141)	18
Private-label mortgage-backed securities	-	-	-	2,509	(201)	6	2,509	(201)	6
Asset-backed securities	-	-	-	49	(12)	3	49	(12)	3
Total temporarily impaired securities	$18,519	$(212)	23	$17,342	$(1,727)	45	$35,861	$(1,939)	68

	December 31, 2011
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Number	Value	Losses	Number	Value	Losses	Number

Equity securities	$394	$(111)	3	$864	$(246)	13	$1,258	$(357)	16
U.S. Government agency securities	6,068	(3)	5	1,321	(2)	5	7,389	(5)	10
Municipal securities	579	(7)	1	-	-	-	579	(7)	1
Corporate debt securities	-	-	-	1,889	(119)	2	1,889	(119)	2
Trust preferred securities	-	-	-	4,618	(1,272)	7	4,618	(1,272)	7
Agency mortgage-backed securities	12,452	(156)	12	1,174	(32)	1	13,626	(188)	13
Private-label mortgage-backed securities	1,057	(36)	2	1,636	(464)	4	2,693	(500)	6
Asset-backed securities	-	-	-	48	(18)	3	48	(18)	3
Total temporarily impaired securities	$20,550	$(313)	23	$11,550	$(2,153)	35	$32,100	$(2,466)	58

The trust preferred portfolio contains the largest unrealized loss in the portfolio. At September 30, 2012 this sector contained seven securities with a fair value of $4.7 million and an unrealized loss of $1.2 million. These values are virtually unchanged from the prior year-end. Trust-preferred securities held by the Bank are single entity issues, not pooled trust preferred securities. Therefore, the impairment review of these securities is based only on the issuer and the security cannot be impaired by the performance of other issuers as if it was a pooled trust-preferred bond. All of the Bank’s trust preferred securities are single issue, variable rate notes with long maturities (2027 – 2028) from companies that received money (and in some cases paid back) from the Troubled Asset Relief Program (TARP), continue to pay dividends and have raised capital. None of these bonds have suspended or missed a dividend payment. At September 30, 2012, the Bank believes it will be able to collect all interest and principal due on these bonds and no other-than-temporary-impairment charges were recorded.

The following table provides additional detail about trust preferred securities as of September 30, 2012:

Trust Preferred Securities
(Dollars in thousands)
Deal Name	Single Issuer or Pooled	Class	Amortized Cost	Fair Value	Gross Unrealized Gain (Loss)	Lowest Credit Rating Assigned	Number of Banks Currently Performing	Deferrals and Defaults as % of Original Collateral	Expected Deferral/ Defaults as a Percentage of Remaining Performing Collateral

Huntington Cap Trust	Single	Preferred Stock	$932	$745	$(187)	B	1	None	None
Huntington Cap Trust II	Single	Preferred Stock	879	707	(172)	B	1	None	None
BankAmerica Cap III	Single	Preferred Stock	958	721	(237)	BB	1	None	None
Wachovia Cap Trust II	Single	Preferred Stock	274	225	(49)	Baa2	1	None	None
Corestates Captl Tr II	Single	Preferred Stock	928	806	(122)	Baa1	1	None	None
Chase Cap VI JPM	Single	Preferred Stock	958	763	(195)	BBB	1	None	None
Fleet Cap Tr V	Single	Preferred Stock	972	734	(238)	BB	1	None	None
			$5,901	$4,701	$(1,200)

The Private Label Mortgage-Backed Securities (PLMBS) sector shows an unrealized loss of $201 thousand, an improvement over the $500 thousand unrealized loss at December 31, 2011. These bonds were all rated AAA at time of purchase, but have since experienced rating declines. Some have experienced increased delinquencies and defaults, while others have seen the credit support increase as the bonds paid-down. The Bank monitors the performance of the PLMBS investments on a regular basis and reviews delinquencies, default rates, credit support levels and various cash flow stress test scenarios. In determining the credit related loss, Management considers all principal past due 60 days or more as a loss. If additional principal moves beyond 60 days past due, it will also be considered a loss. As a result of the analysis on PLMBS it was determined that an other-than-temporary impairment charge was required on two bonds for a total of $50 thousand during the quarter ended September 30, 2012. The Bank has recorded $440 thousand of cumulative other-than-temporary impairment charges on this portfolio. Management continues to monitor these securities and it is possible that additional write-downs may occur if current loss trends continue. The Bank is currently participating in a class-action lawsuit against one PLMBS servicer that centers on defective warranties and representations made as part of the underwriting process. See the PLMBS table for additional information.

The following table provides additional detail about private label mortgage-backed securities as of September 30, 2012:

Private Label Mortgage Backed Securities
(Dollars in thousands)				Gross				Cummulative
	Orgination	Amortized	Fair	Unrealized	Collateral	Lowest Credit	Credit	OTTI
Decscription	Date	Cost	Value	Gain (Loss)	Type	Rating Assigned	Support %	Charges
RALI 2004-QS4 A7	3/1/2004	$358	$356	$(2)	ALT A	AA	12.31	$-
MALT 2004-6 7A1	6/1/2004	559	536	(23)	ALT A	B	11.92	-
RALI 2005-QS2 A1	2/1/2005	475	475	-	ALT A	CC	7.06	-
RALI 2006-QS4 A2	4/1/2006	752	638	(114)	ALT A	D	-	253
GSR 2006-5F 2A1	5/1/2006	168	154	(14)	Prime	C	0.79	-
RALI 2006-QS8 A1	7/28/2006	398	350	(48)	ALT A	D	-	187
		$2,710	$2,509	$(201)				$440

The following table represents the cumulative credit losses on securities recognized in earnings as of September 30, 2012.

Nine Months
(Dollars in thousands)	Ended
September 30, 2012
Balance of cumulative credit losses on securities, January 1, 2012	$390
Additions for credit losses recorded which were not previously recognized as componenets of earnings	50
Balance of cumulative credit losses on securities, September 30, 2012	$440

The Bank held $4.1 million of restricted stock at September 30, 2012. Except for $30 thousand, this investment represents stock in Federal Home Loan Bank (FHLB) of Pittsburgh. The Bank is required to hold this stock to be a member of FHLB and it is carried at cost of $100 per share. In December 2008, FHLB announced it would suspend its regular cash dividend and the regular repurchase of excess capital stock from its members as part of its capital restoration plan. However, FHLB has made stock repurchases of $918 thousand during the year. In addition, FHLB paid a small dividend in 2012. Despite these actions, it does not appear as if FHLB has resumed its past practice of redeeming excess capital stock on a regular basis or paying a regular dividend. FHLB stock is evaluated for impairment primarily based on an assessment of the ultimate recoverability of its cost. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support its operations. There is not a public market for FHLB stock and the benefits of FHLB membership (e.g., liquidity and low cost funding) add value to the stock beyond purely financial measures. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment.

Note 6 – Loans

A summary of loans outstanding, by primary collateral, at the end of the reporting period is as follows:

			Change
(Dollars in thousands)	September 30, 2012	December 31, 2011	Amount	%
Residential Real Estate 1-4 Family
Consumer first liens	$88,525	$86,767	$1,758	2.0
Consumer junior liens and lines of credit	36,124	40,290	(4,166)	(10.3)
Total consumer	124,649	127,057	(2,408)	(1.9)

Commercial first lien	59,705	55,130	4,575	8.3
Commercial junior liens and lines of credit	7,061	7,846	(785)	(10.0)
Total	66,766	62,976	3,790	6.0
Total residential real estate 1-4 family	191,415	190,033	1,382	0.7

Residential real estate - construction
Consumer purpose	2,086	1,381	705	51.0
Commercial purpose	13,707	19,901	(6,194)	(31.1)
Total residential real estate construction	15,793	21,282	(5,489)	(25.8)

Commercial, industrial and agricultural real estate	366,341	358,974	7,367	2.1
Commercial, industrial and agricultural	167,310	182,694	(15,384)	(8.4)
Consumer	11,737	13,427	(1,690)	(12.6)
	752,596	766,410	(13,814)	(1.8)
Less: Allowance for loan losses	(10,113)	(9,723)	(390)	4.0
Net Loans	$742,483	$756,687	$(14,204)	(1.9)

Included in the loan balances are the following:
Net unamortized deferred loan costs	$280	$426
Unamortized discount on purchased loans	$(133)	$(167)

Loans pledged as collateral for borrowings and commitments from:
FHLB	$600,504	$679,272
Federal Reserve Bank	102,781	27,435
	$703,285	$706,707

Note 7 – Loan Quality

The following table presents, by loan segment, the Allowance for Loan Losses (ALL) for the periods ended:

				Commercial
	Residential Real Estate 1-4 Family			Industrial &	Commercial
		Junior Liens &		Agricultural	Industrial &
(Dollars in thousands)	First Liens	Lines of Credit	Construction	Real Estate	Agricultural	Consumer	Total

ALL at June 30, 2012	$777	$321	$925	$5,839	$1,564	$201	$9,627
Charge-offs	(71)	-	-	(159)	(73)	(61)	(364)
Recoveries	-	-	-	2	10	13	25
Provision	157	(3)	(8)	269	359	51	825
ALL at September 30, 2012	$863	$318	$917	$5,951	$1,860	$204	$10,113

ALL at December 31, 2011	$1,049	$308	$1,222	$5,257	$1,651	$236	$9,723
Charge-offs	(251)	(65)	-	(2,413)	(418)	(183)	(3,330)
Recoveries	-	25	-	11	17	67	120
Provision	65	50	(305)	3,096	610	84	3,600
ALL at September 30, 2012	$863	$318	$917	$5,951	$1,860	$204	$10,113

ALL at June 30, 2011	$529	$313	$2,392	$4,644	$1,861	$411	$10,150
Charge-offs	(144)	(9)	(1,543)	(2,065)	(19)	(44)	(3,824)
Recoveries	2	5	-	61	7	19	94
Provision	767	22	-	1,700	286	-	2,775
ALL at September 30, 2011	$1,154	$331	$849	$4,340	$2,135	$386	$9,195

ALL at December 31, 2010	$600	$352	$2,596	$3,358	$1,578	$317	$8,801
Charge-offs	(296)	(186)	(2,280)	(2,487)	(60)	(158)	(5,467)
Recoveries	30	10	-	301	11	67	419
Provision	820	155	533	3,168	606	160	5,442
ALL at September 30, 2011	$1,154	$331	$849	$4,340	$2,135	$386	$9,195

ALL at December 31, 2010	$600	$352	$2,596	$3,358	$1,578	$317	$8,801
Charge-offs	(324)	(202)	(2,352)	(3,817)	(115)	(237)	(7,047)
Recoveries	30	10	-	306	11	88	445
Provision	743	148	978	5,410	177	68	7,524
ALL at December 31, 2011	$1,049	$308	$1,222	$5,257	$1,651	$236	$9,723

The following table presents, by loan segment, loans that were evaluated for the ALL under the specific reserve (individually) and those that were evaluated under the general reserve (collectively) as of September 30, 2012 and December 31, 2011.

				Commercial
	Residential Real Estate 1-4 Family			Industrial &	Commercial
		Junior Liens &		Agricultural	Industrial &
(Dollars in thousands)	First Liens	Lines of Credit	Construction	Real Estate	Agricultural	Consumer	Total

September 30, 2012
Loans evaluated for allowance:
Individually	$3,789	$740	$571	$27,729	$4,086	$-	$36,915
Collectively	144,441	42,445	15,222	338,612	163,224	11,737	715,681
Total	$148,230	$43,185	$15,793	$366,341	$167,310	$11,737	$752,596

ALL established for loans evaluated:
Individually	$-	$-	$-	$400	$845	$-	$1,245
Collectively	863	318	917	5,551	1,015	204	8,868
ALL at September 30, 2012	$863	$318	$917	$5,951	$1,860	$204	$10,113

December 31, 2011
Loans evaluated for allowance:
Individually	$3,899	$162	$43	$21,622	$2,308	$-	$28,034
Collectively	137,998	47,974	21,239	337,352	180,386	13,427	738,376
Total	$141,897	$48,136	$21,282	$358,974	$182,694	$13,427	$766,410

ALL established for loans evaluated:
Individually	$495	$3	$-	$1,591	$870	$-	$2,959
Collectively	554	305	1,222	3,666	781	236	6,764
ALL at December 31, 2011	$1,049	$308	$1,222	$5,257	$1,651	$236	$9,723

The following table shows additional information about those loans considered to be impaired at September 30, 2012 and December 31, 2011:

	Impaired Loans
	With No Allowance		With Allowance
(Dollars in thousands)		Unpaid		Unpaid
	Recorded	Principal	Recorded	Principal	Related
	Investment	Balance	Investment	Balance	Allowance
September 30, 2012
Residential Real Estate
First liens	$3,729	$4,068	$60	$64	$-
Junior liens and lines of credit	686	691	54	58	-
Total	4,415	4,759	114	122	-
Residential real estate - construction	571	581	-	-	-
Commercial, industrial and agricultural real estate	24,807	28,607	2,922	3,485	400
Commercial, industrial and agricultural	2,516	2,596	1,570	1,680	845
Consumer	-	-	-	-	-
Total	$32,309	$36,543	$4,606	$5,287	$1,245

December 31, 2011
Residential Real Estate
First liens	$176	$177	$3,723	$3,867	$495
Junior liens and lines of credit	28	30	134	134	3
Total	204	207	3,857	4,001	498
Residential real estate - construction	-	-	43	43	-
Commercial, industrial and agricultural real estate	11,072	12,092	10,550	12,050	1,591
Commercial, industrial and agricultural	94	109	2,214	2,352	870
Consumer	-	-	-	-	-
Total	$11,370	$12,408	$16,664	$18,446	$2,959

The following table shows the average of impaired loans and related interest income for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2012
(Dollars in thousands)	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Residential Real Estate 1-4 Family
First liens	$3,791	$4	$4,225	$55
Junior liens and lines of credit	740	-	760	1
Total	4,531	4	4,985	56
Residential real estate - construction	571	-	424	-
Commercial, industrial and agricultural real estate	27,741	35	25,445	125
Commercial, industrial and agricultural	4,099	31	4,211	104
Consumer	-	-	-	-
Total	$36,942	$70	$35,065	$285

	Three Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2011
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Residential Real Estate 1-4 Family
First liens	$3,123	$190	$2,400	$193
Junior liens and lines of credit	398	-	366	-
Total	3,521	190	2,766	193
Residential real estate - construction	6,352	(63)	7,329	-
Commercial, industrial and agricultural real estate	20,604	292	19,810	443
Commercial, industrial and agricultural	3,228	32	2,965	47
Consumer	-	-	1	-
Total	$33,705	$451	$32,871	$683

The following table presents a summary of nonperforming assets as of September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
		% of Loan		% of Loan
(Dollars in thousands)	Balance	Segment	Balance	Segment

Nonaccrual loans
Residential Real Estate
First liens	$3,912	2.6%	$1,749	1.2%
Junior liens and lines of credit	787	1.8%	282	0.6%
Total	4,699	2.5%	2,031	1.1%
Residential real estate - construction	571	3.6%	-	-
Commercial, industrial and agricultural real estate	24,990	6.8%	14,278	4.0%
Commercial, industrial and agricultural	1,344	0.8%	1,447	0.8%
Consumer	-	-	-	-
Total nonaccrual loans	$31,604		$17,756

Loans past due 90 days or more and still accruing
Residential Real Estate
First liens	$549		$2,516
Junior liens and lines of credit	91		301
Total	640		2,817
Residential real estate - construction	110		121
Commercial, industrial and agricultural real estate	3,320		1,627
Commercial, industrial and agricultural	303		100
Consumer	29		107
Total loans past due 90 days or more and still accruing	4,402		4,772

Total nonaccrual and loans past due 90 days or more	36,006		22,528

Repossessed assets	3		6
Other real estate owned	6,165		3,224

Total nonperforming assets	$42,174		$25,758

The following table presents the aging of payments of the loan portfolio:

		Loans Past Due and Still Accruing					Total
(Dollars in thousands)	Current	30-59 Days	60-89 Days	90 Days+	Total	Non-Accrual	Loans
September 30, 2012
Residential Real Estate
First liens	$142,363	$713	$693	$549	$1,955	$3,912	$148,230
Junior liens and lines of credit	41,421	797	89	91	977	787	43,185
Total	183,784	1,510	782	640	2,932	4,699	191,415
Residential real estate - construction	15,112	-	-	110	110	571	15,793
Commercial, industrial and agricultural real estate	336,398	1,109	524	3,320	4,953	24,990	366,341
Commercial, industrial and agricultural	165,454	139	70	303	512	1,344	167,310
Consumer	11,448	204	56	29	289	-	11,737
Total	$712,196	$2,962	$1,432	$4,402	$8,796	$31,604	$752,596

December 31, 2011
Residential Real Estate
First liens	$134,105	$2,574	$953	$2,516	$6,043	$1,749	$141,897
Junior liens and lines of credit	46,311	1,121	121	301	1,543	282	48,136
Total	180,416	3,695	1,074	2,817	7,586	2,031	190,033
Residential real estate - construction	21,161	-	-	121	121	-	21,282
Commercial, industrial and agricultural real estate	337,462	2,961	2,646	1,627	7,234	14,278	358,974
Commercial, industrial and agricultural	179,907	113	1,127	100	1,340	1,447	182,694
Consumer	12,917	287	116	107	510	-	13,427
Total	$731,863	$7,056	$4,963	$4,772	$16,791	$17,756	$766,410

The following table presents the aging of payments of the loan portfolio:The following table reports the internal credit rating for the loan portfolio. Consumer purpose loans (mortgage, home equity and installment) are assigned a rating of either pass or substandard. Substandard consumer loans are comprised of loans 90 days or more past due and still accruing and nonaccrual loans. Commercial loans may be assigned any rating in accordance with the Bank’s internal risk rating system.

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total

September 30, 2012
Residential Real Estate
First liens	$137,939	$1,576	$8,715	$-	$148,230
Junior liens and lines of credit	41,916	133	1,136	-	43,185
Total	179,855	1,709	9,851	-	191,415
Residential real estate - construction	13,616	742	1,435	-	15,793
Commercial, industrial and agricultural real estate	295,750	27,228	43,363	-	366,341
Commercial, industrial and agricultural	147,047	6,336	11,177	2,750	167,310
Consumer	11,708	-	29	-	11,737
Total	$647,976	$36,015	$65,855	$2,750	$752,596

December 31, 2011
Residential Real Estate
First liens	$130,680	$3,733	$7,484	$-	$141,897
Junior liens and lines of credit	47,329	377	430	-	48,136
Total	178,009	4,110	7,914	-	190,033
Residential real estate - construction	19,253	941	1,088	-	21,282
Commercial, industrial and agricultural real estate	291,967	41,675	25,332	-	358,974
Commercial, industrial and agricultural	168,207	7,649	6,838	-	182,694
Consumer	13,320	-	107	-	13,427
Total	$670,756	$54,375	$41,279	$-	$766,410

The following table presents information on the Bank’s Troubled Debt Restructuring (TDR) loans:

			Troubled Debt Restructings
	Total		That Have Defaulted on
(Dollars in thousands)	Troubled Debt Restructings		Modified Terms YTD
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
September 30, 2012
Real estate construction	3	$1,510	-	$-
Residential real estate	4	476
Commercial, industrial and agricultural	2	1,818	-	-
Commercial, industrial and agricultural real estate	10	5,856	-	-
Total	19	$9,660	-	$-

December 31, 2011
Residential real estate	2	$93	-	$-
Commercial, industrial and agricultural real estate	9	8,023	-	-
Total	11	$8,116	-	$-

The following table reports the performing status of TDR loans. The performing status is determined by the loans compliance with the modified terms.

(Dollars in thousands)	September 30, 2012		December 31, 2011
	Performing	Nonperforming	Performing	Nonperforming
Real estate construction	$1,510	$-	$-	$-
Residential real estate	476		93
Commercial, industrial and agricultural	1,818	-	-	-
Commercial, industrial and agricultural real estate	5,856	-	8,023	-
Total	$9,660	$-	$8,116	$-

The following table reports new TDR loans during 2012 and the recorded investment as of September 30, 2012.

	Number of	Pre-TDR	After-TDR	Recorded
	Contracts	Modification	Modification	Investment
Three Months Ended September 30, 2012
Residential real estate	1	$221	$240	$240

Nine Months Ended September 30, 2012
Real estate construction	3	$2,073	$1,897	$1,510
Residential real estate	2	371	390	386
Commercial, industrial and agricultural	2	2,223	2,223	1,818
Commercial, industrial and agricultural real estate	2	700	1,090	1,064
Total	9	$5,367	$5,600	$4,778

The following table reports the type of loan concession granted for new TDR loans during 2012 and the recorded investment as of September 30, 2012.

	Number of	Pre-TDR	After-TDR	Recorded
	Contracts	Modification	Modification	Investment
Three Months Ended September 30, 2012
Multiple	1	$221	$240	$240

Nine Months Ended September 30, 2012
Maturity	2	$2,223	$2,223	$1,818
Multiple	7	3,144	3,377	2,960
	9	$5,367	$5,600	$4,778

The following table reports new TDR loans during 2011 and the recorded investment as of September 30, 2011.

	Number of	Pre-TDR	After-TDR	Recorded
	Contracts	Modification	Modification	Investment
Three Months Ended September 30, 2011
Commercial, industrial and agricultural real estate	1	$4,531	$2,663	$2,490
Residential real estate	1	30	30	29
	2	$4,561	$2,693	$2,519

Nine Months Ended September 30, 2011
Residential real real estate	2	$94	$94	$90
Commercial, industrial and agricultural	1	2,856	2,856	-
Commercial, industrial and agricultural real estate	6	6,378	4,510	4,517
	9	$9,328	$7,460	$4,607

The type of loan concession granted for new TDR loans during 2011 and the recorded investment as of September 30, 2011.

	Number of	Pre-TDR	After-TDR	Recorded
	Contracts	Modification	Modification	Investment
Three Months Ended September 30, 2011
Payment	1	$4,531	$2,663	$2,490
Rate	1	30	30	29
	2	$4,561	$2,693	$2,519

Nine Months Ended September 30, 2011
Maturity	1	$263	$263	$249
Rate	3	2,950	2,950	90
Payment	5	6,115	4,247	4,268
	9	$9,328	$7,460	$4,607

Note 8 – Pensions

The components of pension expense for the periods presented are as follows:

	Three months ended		Nine months ended
	September 30		September 30
(Dollars in thousands)	2012	2011	2012	2011
Components of net periodic (benefit) cost:
Service cost	$115	$87	$345	$274
Interest cost	179	183	537	545
Expected return on plan assets	(197)	(189)	(591)	(565)
Recognized net actuarial loss	171	95	514	275
Net periodic cost	$268	$176	$805	$529

The Bank expects its pension expense to increase to approximately $1.1 million in 2012 compared to $705 thousand in 2011. The Bank has contributed $783 thousand to its pension plan in 2012 and does not expect to contribute any additional amount due to the pension changes discussed below. This contribution will meet the minimum funding requirements.

In June 2012, Congress approved the “Moving Ahead for Progress in the 21st Century (MAP-21) Act” as part of a highway expenditures bill that included pension funding relief. The relief is in the form of interest rate stabilization by allowing the use of a 25-year average rate (within a defined range of a minimum and maximum percentage) to calculate pension funding compared to a 2-year average rate currently used. This change is expected to reduce pension contributions, but will have no affect on the Corporation’s financial statements for accounting purposes. The change is effective in 2013 with the option of early implementation in 2012. The Bank has decided to implement MAP-21 in 2012 and will therefore, see a reduction in its pension contribution for 2012 as compared to 2011.

Note 9 – Mortgage Servicing Rights

Activity pertaining to mortgage servicing rights and the related valuation allowance follows:

	Nine Months Ended
	September 30
(Dollars in thousands)	2012	2011
Cost of mortgage servicing rights:
Beginning balance	$730	$933
Originations	-	-
Amortization	(203)	(145)
Ending balance	$527	$788

Valuation allowance:
Beginning balance	$(362)	$(330)
Valuation charges	(17)	(81)
Valuation reversals	104	12
Ending balance	$(275)	$(399)

Mortgage servicing rights cost	$527	$788
Valuation allowance	(275)	(399)
Carrying value	$252	$389

Fair value	$252	$389

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

The following methods and assumptions were used to estimate the fair values of the Corporation’s financial instruments at September 30, 2012 and December 31, 2011:

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

The fair value of the Corporation's financial instruments are as follows:

	September 30, 2012
	Carrying	Fair	Fair Value Measurements
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3

Financial assets:
Cash and cash equivalents	$104,217	$104,217	$104,217	$-	$-
Investment securities available for sale	134,321	134,321	1,968	132,353	-
Restricted stock	4,104	4,104	-	4,104	-
Loans held for sale	991	991	-	991	-
Net loans	742,483	759,691	-	-	759,691
Accrued interest receivable	3,638	3,638	3,638	-	-
Mortgage servicing rights	252	252	-	-	252

Financial liabilities:
Deposits	$857,826	$860,007	$666,189	$193,818	$-
Securities sold under agreements to repurchase	56,151	56,151	56,151	-	-
Long-term debt	37,922	39,682	-	39,682	-
Accrued interest payable	577	577	577	-	-
Interest rate swaps	1,284	1,284	-	1,284	-

	December 31, 2011
	Carrying	Fair
(Dollars in thousands)	Amount	Value

Financial assets:
Cash and cash equivalents	$34,144	$34,144
Investment securities available for sale	125,301	125,301
Restricted stock	5,022	5,022
Net loans	756,687	765,707
Accrued interest receivable	3,391	3,391
Mortgage servicing rights	368	368

Financial liabilities:
Deposits	$787,986	$790,887
Securities sold under agreements to repurchase	53,103	53,103
Long-term debt	48,336	51,015
Accrued interest payable	561	561
Interest rate swaps	1,738	1,738

Recurring Fair Value Measurements

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollars in Thousands)	Fair Value at September 30, 2012
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities	$1,968	$-	$-	$1,968
U.S. Government agency securities	-	13,096	-	13,096
Municipal securities	-	61,271	-	61,271
Corporate debt securities	-	985	-	985
Trust Preferred Securities	-	4,701	-	4,701
Agency mortgage-backed securities	-	49,743	-	49,743
Private-label mortgage-backed securities	-	2,509	-	2,509
Asset-backed securities	-	48	-	48
Total assets	$1,968	$132,353	$-	$134,321

Liability Description
Interest rate swaps	$-	$1,284	$-	$1,284
Total liabilities	$-	$1,284	$-	$1,284

(Dollars in Thousands)	Fair Value at December 31, 2011
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities	$1,759	$-	$-	$1,759
U.S. Government agency securities	-	13,229	-	13,229
Municipal securities	-	45,081	-	45,081
Corporate debt securities	-	2,414	-	2,414
Trust Preferred Securities	-	4,618	-	4,618
Agency mortgage-backed securities	-	55,285	-	55,285
Private-label mortgage-backed securities	-	2,867	-	2,867
Asset-backed securities	-	48	-	48
Total assets	$1,759	$123,542	$-	$125,301

Liability Description
Interest rate swaps	$-	$1,738	$-	$1,738
Total liabilities	$-	$1,738	$-	$1,738

 For financial assets and liabilities measured at fair value on a recurring basis, there were no transfers of assets or liabilities between Level 1 and Level 2 during the period ending September 30, 2012.

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

Nonrecurring Fair Value Measurements

For financial assets and liabilities measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollars in Thousands)	Fair Value at September 30, 2012
Asset Description	Level 1	Level 2	Level 3	Total
Impaired loans (1)	$-	$-	$10,404	$10,404
Other real estate owned (1)	-	-	6,165	6,165
Mortgage servicing rights	-	-	252	252

Total assets	$-	$-	$16,821	$16,821

(Dollars in Thousands)	Fair Value at December 31, 2011
Asset Description	Level 1	Level 2	Level 3	Total
Impaired loans (1)	$-	$-	$13,705	$13,705
Other real estate owned (1)	-	-	3,224	3,224
Mortgage servicing rights	-	-	368	368
Total assets	$-	$-	$17,297	$17,297

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

The following table presents additional quantitative information about Level 3 assets measured at fair value on a nonrecurring basis.

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in Thousands)	at September 30, 2012
				Range
Asset Description	Fair Value	Valuation Technique	Unobservable Input	Weighted Average
Impaired loans (1)	$10,404	Appraisal	Appraisal Adjustments (2)	0% - 70% (27%)
			Cost to sell	5% - 25% (7%)
Other real estate owned	6,165	Appraisal	Appraisal Adjustments (2)
			Cost to sell	8% (8%)
Mortgage servicing rights	252	Discounted Cash Flow (3)

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

Information regarding the interest rate swaps as of September 30, 2012 follows:

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

Fair Value of Derivative Instruments in the Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011 are as follows:

Fair Value of Derivative Instruments
(Dollars in thousands)		Balance Sheet
Date	Type	Location	Fair Value
September 30, 2012	Interest rate contracts	Other liabilities	$1,284
December 31, 2011	Interest rate contracts	Other liabilities	$1,738

The Effect of Derivative Instruments on the Statement of Income for the Three and Nine Months Ended September 30, 2012 and 2011 follows:

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships
(Dollars in thousands)
		Location of	Amount of Gain
		Gain or (Loss)	or (Loss)
	Amount of Gain or (Loss)	Reclassified from	Reclassified from	Location of Gain or	Amount of Gain or
	Recognized in OCI	Accumulated OCI	Accumulated OCI	(Loss) Recognized in	(Loss) Recognized in
	net of tax on Derivative	into Income	into Income	Income on Derivative	Income on Derivative
Type / Date	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)

Interest Rate Contracts

Three months ended:
September 30, 2012	$106	Interest Expense	$(192)	Other income (expense)	$-
September 30, 2011	$(224)	Interest Expense	$(186)	Other income (expense)	$-

Nine months ended:
September 30, 2012	$301	Interest Expense	$(551)	Other income (expense)	$-
September 30, 2011	$(66)	Interest Expense	$(541)	Other income (expense)	$-

Note 12 – Reclassifications

Certain prior period amounts may have been reclassified to conform to the current year presentation. Such reclassifications did not affect reported net income.

Item 2

Management’s Discussion and Analysis of Results of Operations and Financial Condition

For the Three and Nine Month Periods Ended September 30, 2012 and 2011

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

Critical Accounting Policies

Management has identified critical accounting policies for the Corporation to include Allowance for Loan Losses, Mortgage Servicing Rights, Financial Derivatives, Temporary Investment Impairment and Stock-based Compensation. There were no changes to the critical accounting policies disclosed in the 2011 Annual Report on Form 10-K in regards to application or related judgments and estimates used. Please refer to Item 7 of the Corporation’s 2011 Annual Report on Form 10-K for a more detailed disclosure of the critical accounting policies.

Results of Operations

Year-to-Date Summary

At September 30, 2012, total assets were $1.057 billion, an increase of $67.0 million from December 31, 2011. Net loans decreased to $742.5 million and total deposits increased to $857.8 million. The Corporation reported net income for the first nine months of 2012 of $5.0 million. This is a 7.6% increase versus net income of $4.7 million for the same period in 2011. Total revenue (interest income and noninterest income) decreased $1.6 million year-over-year. Interest income decreased $1.5 million, but was offset by a decrease of $1.6 million in interest expense, resulting in a $116 thousand increase in net interest income. Noninterest income decreased 1.3% due to a decrease in deposit fees. Noninterest expense increased 2.4% due to increases in salary and benefits expense. The provision for loan losses was $3.6 million for the period, $1.8 million less than in 2011. Diluted earnings per share increased to $1.24 in 2012 from $1.18 in 2011.

Key performance ratios as of, or for the nine months ended September 30, 2012 and 2011 are listed below:

	September 30
	2012	2011

Performance measurements
Return on average assets*	0.65%	0.63%
Return on average equity*	7.56%	7.39%
Return on average tangible assets (1)*	0.68%	0.66%
Return on average tangible equity (1)*	8.91%	8.84%
Efficiency ratio (2)	67.09%	65.97%
Net interest margin*	3.51%	3.67%
Current dividend yield*	4.73%	7.06%

Shareholders' Value (per common share)
Diluted earnings per share	$1.24	$1.18
Regular cash dividends paid	$0.61	$0.81
Book value	$22.41	$21.63
Tangible book value (3)	$19.90	$19.46
Market value	$14.37	$15.30
Market value/book value ratio	64.12%	70.74%
Price/earnings multiple*	8.71	9.75

Safety and Soundness
Leverage ratio (Tier 1)	8.20%	8.07%
Total risk-based capital ratio	12.66%	11.76%
Equity ratio	8.67%	8.67%
Tangible equity ratio (4)	7.78%	7.70%
Nonperforming loans/gross loans	4.78%	3.41%
Nonperforming assets/total assets	3.99%	2.96%
Allowance for loan losses as a % of loans	1.34%	1.20%
Net charge-offs/average loans*	0.56%	0.88%

Trust assets under management (market value)	$511,059	$485,800

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

Comparison of the three months ended September 30, 2012 to the three months ended September 30, 2011:

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

Tax equivalent interest income for the third quarter of 2012 decreased $620 thousand quarter-over-quarter. Average interest-earning assets increased $49.5 million from 2011, but the yield on these assets decreased by 48 basis points to 4.10%. The average balance of investment securities increased $4.4 million while average loans decreased $9.8 million quarter-over-quarter. Average loan yield decreased 22 basis points to 4.74.

Interest expense was $1.7 million for the third quarter, a decrease of $595 thousand from the 2011 total of $2.3 million. Average interest-bearing liabilities increased $44.4 million to $841.1 million for 2012 from an average balance of $796.7 million in 2011. The average cost of these liabilities decreased from 1.14% in 2011 to .80% in 2012. Average interest-bearing deposits increased $66.9 million, due to increases in interest checking and savings accounts ($16.8 million), and money management deposits ($62.5 million). The cost of interest-bearing deposits decreased from 1.00% to .67%. Securities sold under agreements to repurchase (Repos) decreased $12.0 million on average over the prior year quarter while the average rate decreased from .25% in 2011 to .15% in 2012. The average balance of long-term debt decreased by $10.6 million due to scheduled amortization and maturities, as well as a prepayment of $8.0 million on two Federal Home Loan Bank of Pittsburgh (FHLB) advances that occurred in the third quarter of 2012.

The changes in the balance sheet and interest rates resulted in a slight decrease in tax equivalent net interest income of $25 thousand to $8.5 million in 2012. The Bank’s net interest margin decreased from 3.61% in 2011 to 3.42% in 2012. The decrease in the net interest margin is the result of a decrease in the rate on interest-earning assets of 48 basis points, while the yield on interest-bearing liabilities only decreased 34 basis points. Net interest income decreased $80 thousand during the quarter, with $81 thousand of the decrease from rate, offset by an increase of $1 thousand due to volume.

With interest rates forecast to remain at current levels until 2015, the Bank does not expect any increase in the asset yield for several years. As a result, it is likely that the cost of interest-bearing deposits will continue to be reduced in an effort to maintain the net interest margin.

The following table shows a comparative analysis of average balances, asset yields and funding costs for the three months ended September 30, 2012 and 2011. These components drive changes in net interest income.

	For the Three Months Ended September 30
	2012			2011
	Average	Income or	Average	Average	Income or	Average
(Dollars in thousands)	balance	expense	yield/rate	balance	expense	yield/rate

Interest-earning assets:
Interest-bearing obligations of other banks and federal funds sold	$82,008	$56	0.27%	$27,159	$17	0.25%
Investment securities:
Taxable	101,011	466	1.83%	101,111	620	2.43%
Nontaxable	40,576	559	5.47%	36,096	521	5.73%
Loans	761,235	9,104	4.74%	770,995	9,647	4.96%
Total interest-earning assets	984,830	10,185	4.10%	935,361	10,805	4.58%
Other assets	73,137			71,622
Total assets	$1,057,967			$1,006,983

Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$123,866	21	0.07%	$110,904	27	0.10%
Money Management	376,522	621	0.65%	314,062	839	1.06%
Savings	56,117	16	0.11%	52,269	19	0.14%
Time	194,391	604	1.23%	206,736	840	1.61%
Total interest-bearing deposits	750,896	1,262	0.67%	683,971	1,725	1.00%

Securities sold under agreements to repurchase	51,681	20	0.15%	63,642	40	0.25%
Long- term debt	38,501	410	4.22%	49,052	522	4.22%
Total interest-bearing liabilities	841,078	1,692	0.80%	796,665	2,287	1.14%
Noninterest-bearing deposits	112,718			113,149
Other liabilities	13,705			10,701
Shareholders' equity	90,466			86,468
Total liabilities and shareholders' equity	$1,057,967			$1,006,983
Tax equivalent net interest income/Net interest margin		8,493	3.42%		8,518	3.61%
Tax equivalent adjustment		(457)			(402)
Net interest income		$8,036			$8,116

All amounts have been adjusted to a tax-equivalent basis using a tax rate of 34%. Investments include the average unrealized gains or losses. Loan balances include nonaccruing loans and are gross of the allowance for loan losses.

Provision for Loan Losses

For the third quarter of 2012, the provision expense was $825 thousand versus $2.8 million in 2011. For more information refer to the Loan Quality and Allowance for Loan Losses discussion in the Financial Condition section.

Noninterest Income

For the third quarter of 2012, noninterest income decreased from the same period in 2011. Investment and trust service fees were unchanged, while loan service charges increased $131 thousand due to the volume of mortgage refinancing. Mortgage banking fees increased $26 thousand, as the 2012 impairment charge was $24 thousand less than the prior year’s impairment charge. Deposit service charges decreased $39 thousand due to lower retail overdraft fees and less retail checking service charge fees. Other service charges and fees increased $45 thousand primarily due to an increase in ATM fees, while debit card income increased $30 thousand due to increased volume. Other income was negative for the quarter, due to a loss of $217 thousand on the sale of an OREO property. Securities gains of $23 thousand were recorded during 2012 from bonds called prior to maturity, compared to $138 thousand from sales of equity securities in the same period in 2011. An other-than-temporary impairment charge of $50 thousand on two bonds was recorded in 2012, compared to none in 2011.

The following table presents a comparison of noninterest income for the three months ended September 30, 2012 and 2011:

	For the Three Months Ended
(Dollars in thousands)	September 30		Change
	2012	2011	Amount	%
Noninterest Income
Investment and trust services fees	$957	$953	$4	0.4
Loan service charges	328	197	131	66.5
Mortgage banking activities	(27)	(53)	26	49.1
Deposit service charges and fees	479	518	(39)	(7.5)
Other service charges and fees	209	164	45	27.4
Debit card income	288	258	30	11.6
Increase in cash surrender value of life insurance	159	168	(9)	(5.4)
Other	(157)	70	(227)	(324.3)
OTTI losses on securities	(162)	-	(162)	N/A
Less: Loss recognized in other comprehensive income (before taxes)	(112)	-	(112)	N/A
Net OTTI losses recognized in earnings	(50)	-	(50)	N/A
Securities gains (losses), net	23	138	(115)	(83.3)
Total noninterest income	$2,209	$2,413	$(204)	(8.5)

Noninterest Expense

Noninterest expense for the third quarter of 2012 was $7.4 million compared to $7.0 million in 2011. The increase in salaries and benefits was primarily due to annual salary adjustments ($152 thousand) and pension expense ($92 thousand), but these increases were partially offset by a $23 thousand decrease in health insurance expense, due to lower claims expense during the quarter from the Bank’s participation in a self-insured health insurance plan. Occupancy expense remained flat quarter-over-quarter, while advertising expense decreased $41 thousand, due to less usage of TV, radio and print advertising. Legal and professional expenses decreased $35 thousand as expenses for consulting and legal matters are less in 2012 compared to prior year. Data processing fees increased $43 thousand due to higher cost for software expenses. Other expenses decreased $18 thousand due to nonrecurring expenses in relation to the core system upgrade that were paid in the third quarter of 2011.

The following table presents a comparison of noninterest expense for the three months ended September 30, 2012 and 2011:

(Dollars in thousands)	For the Three Months Ended
	September 30		Change
	2012	2011	Amount	%
Noninterest Expense
Salaries and benefits	$4,141	$3,796	$345	9.1
Net occupancy expense	499	495	4	0.8
Furniture and equipment expense	226	194	32	16.5
Advertising	315	356	(41)	(11.5)
Legal and professional fees	252	287	(35)	(12.2)
Data processing	382	339	43	12.7
Pennsylvania bank shares tax	187	173	14	8.1
Intangible amortization	109	112	(3)	(2.7)
FDIC insurance	274	256	18	7.0
Other	970	988	(18)	(1.8)
Total noninterest expense	$7,355	$6,996	$359	5.1

Income Taxes

For the third quarter of 2012 the Corporation recorded a Federal income tax expense of $318 thousand compared to a tax benefit of $301 thousand for the same quarter in 2011. The tax benefit in 2011 was due to a lower level of pre-tax income, due primarily to a higher provision for loan loss expense resulting in a higher proportion of tax free income to pre-tax income and less tax expense.

Comparison of the nine months ended September 30, 2012 to the nine months ended September 30, 2011:

Net Interest Income

Tax equivalent interest income for the first nine months of 2012 decreased by $1.4 million compared to 2011. Average interest-earning assets increased $48.0 million from 2011, but the yield on these assets decreased by 44 basis points. The average balance of investment securities increased $1.2 million from 2011. Average loans decreased $1.8 million year over year and the yield decreased 20 basis points to 4.85%.

Interest expense was $5.5 million for the first nine months of 2012, a decrease of $1.6 million from $7.1 million in 2011. Average interest-bearing liabilities increased $42.6 million to $829.7 million for 2012 from an average balance of $787.2 million in 2011. The average cost of these liabilities decreased from 1.21% in 2011 to 0.88% in 2012. Average interest-bearing deposits increased $65.5 million, due to increases in interest checking and savings accounts ($14.1 million) and money management deposits ($58.2 million), but these increases were partially offset by decreases in time deposits ($6.7 million). The cost of interest-bearing deposits decreased from 1.03% to .73%. Securities sold under agreements to repurchase have decreased $8.5 million on average over the prior year and the average rate has decreased to .15% from .25% a year earlier. The average balance of long-term debt decreased by $14.2 million due to scheduled amortization and maturities, as well as a prepayment of $8.0 million on two Federal Home Loan Bank of Pittsburgh (FHLB) advances that occurred in the third quarter of 2012.

The changes in the balance sheet and interest rates resulted in an increase in tax equivalent net interest income of $217 thousand to $25.5 million in 2012 compared to $25.2 million in 2011. The Bank’s net interest margin decreased to 3.51% in 2012 from 3.67% in 2011. The decrease in the net interest margin is the result of a decrease in the rate on interest-earning assets of 44 basis points, while the yield on interest-bearing liabilities only decreased 33 basis points. Net interest income increased $116 thousand during the year, with a $289 thousand increase from volume, which was offset by $173 thousand decrease from rates.

With interest rates forecast to remain at current levels until 2015, the Bank does not expect any increase in the asset yield for several years. As a result, it is likely that the cost of interest-bearing deposits will continue to be reduced in an effort to maintain the net interest margin.

The following table shows a comparative analysis of average balances, asset yields and funding costs for the nine months ended September 30, 2012 and 2011. These components drive changes in net interest income.

	For the Nine Months Ended September 30
	2012			2011
	Average	Income or	Average	Average	Income or	Average
(Dollars in thousands)	Balance	expense	yield/rate	balance	expense	yield/rate

Interest-earning assets:
Interest-bearing obligations of other banks and federal funds sold	$71,409	$148	0.28%	$22,843	$43	0.25%
Investment securities:
Taxable	93,750	1,385	1.97%	97,560	1,888	2.59%
Nontaxable	39,557	1,636	5.51%	34,518	1,514	5.86%
Loans	762,907	27,763	4.85%	764,697	28,905	5.05%
Total interest-earning assets	967,623	30,932	4.26%	919,618	32,350	4.70%
Other assets	72,906			70,942
Total assets	$1,040,529			$990,560

Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$120,125	65	0.07%	$109,873	78	0.09%
Money Management	362,705	1,875	0.69%	304,546	2,478	1.09%
Savings	54,899	47	0.11%	51,063	50	0.13%
Time	196,121	2,033	1.38%	202,835	2,547	1.68%
Total interest-bearing deposits	733,850	4,020	0.73%	668,317	5,153	1.03%

Securities sold under agreements to repurchase	51,990	59	0.15%	60,507	113	0.25%
Short- term borrowings	-	-	-	238	1	0.73%
Long- term debt	43,901	1,390	4.22%	58,114	1,837	4.23%
Total interest-bearing liabilities	829,741	5,469	0.88%	787,176	7,104	1.21%
Noninterest-bearing deposits	108,802			105,477
Other liabilities	13,161			12,758
Shareholders' equity	88,825			85,149
Total liabilities and shareholders' equity	$1,040,529			$990,560
Tax equivalent net interest income/Net interest margin		25,463	3.51%		25,246	3.67%
Tax equivalent adjustment		(1,252)			(1,151)
Net interest income		$24,211			$24,095

All amounts have been adjusted to a tax-equivalent basis using a tax rate of 34%. Investments include the average unrealized gains or losses. Loan balances include nonaccruing loans and are gross of the allowance for loan losses.

Provision for Loan Losses

For the first nine months of 2012, the provision expense was $3.6 million versus $5.4 million in 2011. For more information concerning loan quality and the allowance for loan losses, refer to the Loan discussion in the Financial Condition section.

Noninterest Income

For the first nine months of 2012, noninterest income decreased slightly to $7.3 million compared to $7.4 million in the same period in 2011. Investment and trust service fees increased $41 thousand due to higher income from estate fees. Loan service charges decreased $40 thousand, as 2011 contained a large prepayment penalty on a commercial loan. This loan was match funded with an FHLB advance and the fee to prepay the FHLB advance is recorded in other expense for 2011. Mortgage banking fees increased year-over-year as 2012 had a net reversal of previously recorded impairment charges of $87 thousand compared to a net impairment charge of $69 thousand in 2011. Deposit service charges decreased $220 thousand in 2012 due to a decrease in retail overdraft fees and retail checking service charges. The reduction in overdraft fees and checking service charges is the result of changes the Bank made in response to regulatory guidance on best practices. Other service charges and fees increased primarily due to ATM fees, while debit card income was up $106 thousand due to increased volume. Other income decreased $191 thousand mainly due to a loss of $217 thousand on the sale of an OREO property. Other-than-temporary impairment charges of $50 thousand were taken in 2012 compared to $55 thousand on two bonds in 2011. The Corporation also had realized gains of $44 thousand in 2012 from bonds called prior to maturity, compared to $150 thousand on the sale of equity securities in 2011.

The following table presents a comparison of noninterest income for the nine months ended September 30, 2012 and 2011:

(Dollars in thousands)	For the Nine Months Ended September 30		Change
	2012	2011	Amount	%
Noninterest Income
Investment and trust services fees	$2,984	$2,943	$41	1.4
Loan service charges	869	909	(40)	(4.4)
Mortgage banking activities	(8)	(88)	80	90.9
Deposit service charges and fees	1,432	1,652	(220)	(13.3)
Other service charges and fees	657	414	243	58.7
Debit card income	859	753	106	14.1
Increase in cash surrender value of life insurance	493	508	(15)	(3.0)
Other	(15)	176	(191)	(108.5)
OTTI losses on securities	(162)	(271)	109	(40.2)
Less: Loss recognized in other comprehensive income (before taxes)	(112)	(216)	104	(48.1)
Net OTTI losses recognized in earnings	(50)	(55)	5	(9.1)
Securities gains (losses), net	44	150	(106)	(70.7)
Total noninterest income	$7,265	$7,362	$(97)	(1.3)

Noninterest Expense

Noninterest expense for the first nine months of 2012 totaled $22.0 million compared to $21.5 million in the same period in 2011. The increase in salaries and benefits was primarily due to annual salary adjustments and filling open positions ($651 thousand), as well as an increase in pension expense ($276 thousand), but these increases were partially offset by a $301 thousand decrease in health insurance expense, due to lower claims expense during the year from the Bank’s participation in a self-insured health insurance plan. Advertising expense increased $24 thousand due to a marketing campaign to take advantage of the disruptions in our local market from mergers, branch closings and other competitive opportunities. FDIC insurance decreased $19 thousand, as the FDIC assessment decreased due to a new calculation method implemented by the FDIC in the third quarter of 2011. Other expenses decreased $265 thousand due to prepayment penalties on three FHLB advances in 2011 totaling $344 thousand.

The following table presents a comparison of noninterest expense for the nine months ended September 30, 2012 and 2011:

(Dollars in thousands)	For the Nine Months Ended
	September 30		Change
	2012	2011	Amount	%
Noninterest Expense
Salaries and benefits	$12,097	$11,392	$705	6.2
Net occupancy expense	1,510	1,523	(13)	(0.9)
Furniture and equipment expense	653	631	22	3.5
Advertising	1,024	1,000	24	2.4
Legal and professional fees	791	801	(10)	(1.2)
Data processing	1,234	1,208	26	2.2
Pennsylvania bank shares tax	560	510	50	9.8
Intangible amortization	327	335	(8)	(2.4)
FDIC insurance	803	822	(19)	(2.3)
Other	2,963	3,228	(265)	(8.2)
Total noninterest expense	$21,962	$21,450	$512	2.4

Income taxes

Federal income tax expense was $893 thousand in 2012 compared to a tax benefit of $102 thousand in 2011. During 2011, an internal review discovered that tax-exempt commercial loans booked in the fourth quarter of 2008, during 2009 and 2010 and in the first quarter of 2011 were not properly coded as tax-exempt in the Bank’s core processing system. This resulted in the income from these loans being recorded as taxable income and the benefit of the tax-exempt status was not reflected in the Corporation’s income tax calculation. After a thorough review of the affected loans to determine the unrecorded tax benefit, and consultation with the Corporation’s internal and external audit firms, the Corporation deemed the adjustment to be immaterial to the consolidated financial statements for the current and prior years and therefore, no prior period adjustment was required. The Corporation recorded the past income tax benefits during the second quarter of 2011. The adjustment to income tax expense for the second quarter of 2011 was a credit of approximately $660 thousand attributable to the years 2008, 2009 and 2010 and approximately $95 thousand attributable to the first quarter of 2011. Without the adjustments for past periods, the effective tax rate for 2011 would have been 12.2%. The effective tax rate for 2012 was 15.1%. All taxable income for the Corporation is taxed at a rate of 34%.

Financial Condition

Summary:

At September 30, 2012, assets totaled $1.057 million, an increase of $67.0 million from the 2011 year-end balance of $990.2 million. Investment securities increased $9.0 million, while net loans decreased $14.2 million. Deposits were up $69.8 million in 2012 due primarily to increases in noninterest-bearing and money management deposits. Shareholders’ equity increased $4.5 million during the first nine months as retained earnings increased approximately $2.5 million, accumulated other comprehensive loss improved $1.0 million and the Corporation’s Dividend Reinvestment Plan (DRIP) added an additional $971 thousand in new capital.

Cash and Cash Equivalents

Cash and cash equivalents totaled $104.2 million at September 30, an increase of $70.1 million from the prior year-end balance of $34.1 million. The increase is due to large inflows of deposits as well as slow loan growth opportunities. The funds are invested in interest-bearing deposit accounts, primarily at the Federal Reserve.

Investment Securities:

The investment portfolio totaled $134.3 million at September 30, up 7.2% from the prior year-end balance of $125.3 million. The portfolio continues to be comprised primarily of municipal securities (46% of the portfolio) and mortgage-backed securities (39% of the portfolio). The majority of the municipal securities portfolio (70.3%) is in held in tax-exempt bonds and the majority of the mortgage-backed securities portfolio (95%) is held in U.S. Agency bonds. The Bank purchased $10.5 million of securities during the third quarter with the purchases concentrated in U.S. Agency mortgage-backed securities and municipal securities (both tax-free and taxable). The investment portfolio had a net unrealized gain of $2.5 million at the end of the quarter. The municipal bond sector shows the largest net unrealized gain, while the trust-preferred sector has the largest net unrealized loss. The portfolio averaged $133.3 million for the year with a yield of 3.02% compared to an average of $133.1 million and a yield of 3.43% for the same period in 2011. The Bank expects the yield on the portfolio to continue to decline as higher yielding bonds pay-down or mature and reinvestment yields remain low.

The equity portfolio is comprised of bank stocks and the Bank and the Corporation each maintain separate equity investment portfolios. The municipal bond portfolio is well diversified geographically (issuers from within 27 states) and is comprised primarily of general obligation bonds (68%). Most municipal bonds have credit enhancements in the form of private bond insurance or other credit support. The largest geographic municipal bond exposure is to nineteen issuers in the state of Texas with a fair value of $9.7 million and eleven issuers in the state of Pennsylvania with a fair value of $7.0 million. The municipal bond portfolio contains $57.5 million of bonds rated A, $1.4 million rated lower than A (but above noninvestment grade), and $2.4 million that are not rated by a nationally recognized rating agency. No municipal bonds are rated below investment grade. The Bank holds seven Build America Bonds on which the issuer receives a federal interest subsidy for the interest payable on the bond. There has been recent discussion that without Congressional action, the federal spending cuts mandated to take effect in 2013 will result in the end of this federal direct pay interest subsidy. If implemented, these cuts could trigger a call provision on the bonds at prices that may result in a loss to the Bank.

The Bank has a corporate bond portfolio with a fair value of $985 thousand on one financial service company with a rating of A3. The trust preferred investments are comprised of seven single issuer trust preferred securities with an amortized cost of $5.9 million and a fair value of $4.7 million. The majority of the mortgage-backed security portfolio is comprised of U.S. Government Agency products. However, the Bank has seven private-label mortgage backed securities (PLMBS) with an amortized cost of $2.7 million and a fair value of $2.5 million.

The amortized cost and estimated fair value of investment securities available for sale as of September 30, 2012 and December 31, 2011 are:

(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2012	Cost	Gains	Losses	Value
Equity securities	$2,104	$92	$(228)	$1,968
U.S. Government agency securities	12,974	136	(14)	13,096
Municipal securities	58,183	3,210	(122)	61,271
Corporate debt securities	1,006	-	(21)	985
Trust preferred securities	5,901	-	(1,200)	4,701
Agency mortgage-backed securities	48,892	992	(141)	49,743
Private-label mortgage-backed securities	2,710	-	(201)	2,509
Asset-backed securities	60	-	(12)	48
	$131,830	$4,430	$(1,939)	$134,321

		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
December 31, 2011	Cost	Gains	Losses	Value
Equity securities	$2,105	$11	$(357)	$1,759
U.S. Government agency securities	13,159	75	(5)	13,229
Municipal securities	42,490	2,598	(7)	45,081
Corporate debt securities	2,484	49	(119)	2,414
Trust preferred securities	5,890	-	(1,272)	4,618
Agency mortgage-backed securities	54,314	1,159	(188)	55,285
Private-label mortgage-backed securities	3,366	1	(500)	2,867
Asset-backed securities	66	-	(18)	48
	$123,874	$3,893	$(2,466)	$125,301

The following table provides additional detail about the Bank’s trust preferred securities as of September 30, 2012:

Trust Preferred Securities
(Dollars in thousands)
Deal Name	Single Issuer or Pooled	Class	Amortized Cost	Fair Value	Gross Unrealized Gain (Loss)	Lowest Credit Rating Assigned	Number of Banks Currently Performing	Deferrals and Defaults as % of Original Collateral	Expected Deferral/ Defaults as a Percentage of Remaining Performing Collateral

Huntington Cap Trust	Single	Preferred Stock	$932	$745	$(187)	B	1	None	None
Huntington Cap Trust II	Single	Preferred Stock	879	707	(172)	B	1	None	None
BankAmerica Cap III	Single	Preferred Stock	958	721	(237)	BB	1	None	None
Wachovia Cap Trust II	Single	Preferred Stock	274	225	(49)	Baa2	1	None	None
Corestates Captl Tr II	Single	Preferred Stock	928	806	(122)	Baa1	1	None	None
Chase Cap VI JPM	Single	Preferred Stock	958	763	(195)	BBB	1	None	None
Fleet Cap Tr V	Single	Preferred Stock	972	734	(238)	BB	1	None	None
			$5,901	$4,701	$(1,200)

The following table provides additional detail about private label mortgage-backed securities as of September 30, 2012:

Private Label Mortgage Backed Securities
(Dollars in thousands)				Gross				Cummulative
	Orgination	Amortized	Fair	Unrealized	Collateral	Lowest Credit	Credit	OTTI
Decscription	Date	Cost	Value	Gain (Loss)	Type	Rating Assigned	Support %	Charges
RALI 2004-QS4 A7	3/1/2004	$358	$356	$(2)	ALT A	AA	12.31	$-
MALT 2004-6 7A1	6/1/2004	559	536	(23)	ALT A	B	11.92	-
RALI 2005-QS2 A1	2/1/2005	475	475	-	ALT A	CC	7.06	-
RALI 2006-QS4 A2	4/1/2006	752	638	(114)	ALT A	D	-	253
GSR 2006-5F 2A1	5/1/2006	168	154	(14)	Prime	C	0.79	-
RALI 2006-QS8 A1	7/28/2006	398	350	(48)	ALT A	D	-	187
		$2,710	$2,509	$(201)				$440

The investment portfolio contained 68 securities with $35.9 million of temporarily impaired fair value and $1.9 million in unrealized losses. The unrealized loss position is less than at year-end 2011, but there are more securities with an unrealized loss and the temporarily impaired fair value is higher due to an increase in the fair value of municipal bonds with an unrealized loss. The trust preferred sector continues to show the largest unrealized loss at $1.2 million on seven securities, virtually unchanged from the prior-year end.

For securities with an unrealized loss, Management applies a systematic methodology in order to perform an assessment of the potential for “other-than-temporary” impairment. In the case of debt securities, investments considered for “other-than-temporary” impairment: (1) had a specified maturity or repricing date; (2) were generally expected to be redeemed at par, and (3) were expected to achieve a recovery in market value within a reasonable period of time. In addition, the Bank considers whether it intends to sell these securities or whether it will be forced to sell these securities before maturity. Equity securities are assessed for other-than-temporary impairment based on the length of time of impairment, dollar amount of the impairment and general market and financial conditions relating to specific issues. Accordingly, the impairments identified on debt and equity securities and subjected to the assessment at September 30, 2012 were deemed to be temporary and required no further adjustment to the financial statements, unless otherwise noted.

The following table reflects temporary impairment in the investment portfolio (excluding restricted stock), aggregated by investment category, length of time that individual securities have been in a continuous unrealized loss position and the number of securities in each category as of September 30, 2012 and December 31, 2011:

	September 30, 2012
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Number	Value	Losses	Number	Value	Losses	Number

Equity securities	$242	$(3)	3	$1,247	$(225)	13	$1,489	$(228)	16
U.S. Government agency securities	5,297	(12)	5	1,235	(2)	4	6,532	(14)	9
Municipal securities	7,550	(122)	8	-	-	-	7,550	(122)	8
Corporate debt securities	-	-	-	985	(21)	1	985	(21)	1
Trust preferred securities	-	-	-	4,701	(1,200)	7	4,701	(1,200)	7
Agency mortgage-backed securities	5,430	(75)	7	6,616	(66)	11	12,046	(141)	18
Private-label mortgage-backed securities	-	-	-	2,509	(201)	6	2,509	(201)	6
Asset-backed securities	-	-	-	49	(12)	3	49	(12)	3
Total temporarily impaired securities	$18,519	$(212)	23	$17,342	$(1,727)	45	$35,861	$(1,939)	68

	December 31, 2011
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Number	Value	Losses	Number	Value	Losses	Number

Equity securities	$394	$(111)	3	$864	$(246)	13	$1,258	$(357)	16
U.S. Government agency securities	6,068	(3)	5	1,321	(2)	5	7,389	(5)	10
Municipal securities	579	(7)	1	-	-	-	579	(7)	1
Corporate debt securities	-	-	-	1,889	(119)	2	1,889	(119)	2
Trust preferred securities	-	-	-	4,618	(1,272)	7	4,618	(1,272)	7
Agency mortgage-backed securities	12,452	(156)	12	1,174	(32)	1	13,626	(188)	13
Private-label mortgage-backed securities	1,057	(36)	2	1,636	(464)	4	2,693	(500)	6
Asset-backed securities	-	-	-	48	(18)	3	48	(18)	3
Total temporarily impaired securities	$20,550	$(313)	23	$11,550	$(2,153)	35	$32,100	$(2,466)	58

The trust preferred portfolio contains the largest unrealized loss in the portfolio. At September 30, 2012 this sector contained seven securities with a fair value of $4.7 million and an unrealized loss of $1.2 million. These values are virtually unchanged from the prior year-end. Trust-preferred securities held by the Bank are single entity issues, not pooled trust preferred securities. Therefore, the impairment review of these securities is based only on the issuer and the security cannot be impaired by the performance of other issuers as if it was a pooled trust-preferred bond. All of the Bank’s trust preferred securities are single issue, variable rate notes with long maturities (2027 – 2028) from companies that received money (and in some cases paid back) from the Troubled Asset Relief Program (TARP), continue to pay dividends and have raised capital. None of these bonds have suspended or missed a dividend payment. At September 30, 2012, the Bank believes it will be able to collect all interest and principal due on these bonds and no other-than-temporary-impairment charges were recorded. See the Trust Preferred Securities table for additional information.

The PLMBS sector shows an unrealized loss of $201 thousand, an improvement over the $500 thousand unrealized loss at December 31, 2011. These bonds were all rated AAA at time of purchase, but have since experienced rating declines. Some have experienced increased delinquencies and defaults, while others have seen the credit support increase as the bonds paid-down. The Bank monitors the performance of the PLMBS investments on a regular basis and reviews delinquencies, default rates, credit support levels and various cash flow stress test scenarios. In determining the credit related loss, Management considers all principal past due 60 days or more as a loss. If additional principal moves beyond 60 days past due, it will also be considered a loss. As a result of the analysis on PLMBS it was determined that an impairment charge was required on two bonds for a total of $50 thousand at September 30, 2012. The Bank has recorded $440 thousand of cumulative impairment charges on this portfolio. Management continues to monitor these securities and it is possible that additional write-downs may occur if current loss trends continue. The Bank is currently participating in a class-action lawsuit against one PLMBS servicer that centers on defective warranties and representations made as part of the underwriting process. See the PLMBS table above for additional information.

The following table represents the cumulative credit losses on securities recognized in earnings as of September 30, 2012.

Nine Months
(Dollars in thousands)	Ended
September 30, 2012
Balance of cumulative credit losses on securities, January 1, 2012	$390
Additions for credit losses recorded which were not previously recognized as componenets of earnings	50
Balance of cumulative credit losses on securities, September 30, 2012	$440

The Bank held $4.1 million of restricted stock at September 30, 2012. Except for $30 thousand, this investment represents stock in FHLB Pittsburgh. The Bank is required to hold this stock to be a member of FHLB and it is carried at cost of $100 per share. In December 2008, FHLB announced it would suspend its regular cash dividend and the regular repurchase of excess capital stock from its members as part of its capital restoration plan. However, FHLB has made stock repurchases of $918 thousand during the year. In addition, FHLB paid a small dividend in 2012. Despite these actions, it does not appear as if FHLB has resumed its past practice of redeeming excess capital stock on a regular basis or paying a regular dividend. FHLB stock is evaluated for impairment primarily based on an assessment of the ultimate recoverability of its cost. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support its operations. There is not a public market for FHLB stock and the benefits of FHLB membership (e.g., liquidity and low cost funding) add value to the stock beyond purely financial measures. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment.

Loans:

Residential real estate: This category is comprised of consumer purpose loans secured by residential real estate and to a lesser extent, commercial purpose loans secured by residential real estate. Total residential real estate loans remained relatively flat in 2012 compared to 2011. The consumer purpose category represents traditional residential mortgage loans and home equity products. Consumer first liens increased $1.8 million, while consumer junior liens and lines of credit decreased by $4.2 million. The majority of the mortgages generated by the Bank are not held in the Bank’s portfolio, but sold in the secondary markets. They are originated for a fee as part of a third party brokerage agreement. In 2012, the Bank originated approximately $14.4 million in mortgages for a fee through this brokerage agreement. During 2012, the Bank plans to hold specifically identified mortgages it originates; however, if the volume of new mortgages booked is not sufficient to offset the amortization in the portfolio, the balance will decline again in 2012. Home equity lending has been slowed by the recent recession. Many consumers have seen equity in their homes disappear or have been reluctant to borrow due to uncertainty in the economy. Despite low rates, the Bank expects that home equity lending will not improve significantly until the overall economy improves. Commercial purpose loans in this category, which grew $1.4 million from prior year-end, represent loans made for various business needs, but are secured with residential real estate. In addition to the real estate collateral, it is possible that additional security is provided by personal guarantees or UCC filings. These loans are underwritten as commercial loans.

Residential real estate construction: The largest component of this category represents loans to residential real estate developers. This category declined significantly during 2012, decreasing by 25.8%. The majority of this decrease is offset by the increase in the commercial real estate portfolio as loans were reclassified to more accurately reflect the collateral or purpose of the loan. Real estate construction loans, especially land development loans, may provide an interest reserve in order to assist the developer during the development stage when minimal cash flow is generated. All real estate construction loans are underwritten in the same manner, regardless of the use of an interest reserve. At September 30, 2012, the Bank had $16.0 million in real estate loans funded with an interest reserve and has capitalized $2.5 million of interest from these reserves on active projects. Real estate construction loans are monitored on a regular basis by either an independent third party inspector or the assigned loan officer depending on loan amount or complexity of the project. This monitoring process includes at a minimum, the submission of invoices and American Institute of Architects documents of costs incurred by the borrower, on-site inspections, and a signature by the assigned loan officer for disbursement of funds. Year-to-date, the Bank has recognized $286 thousand of interest income that was funded by interest reserve accounts.

Commercial loans and commercial real estate: Loans in this category include commercial, industrial, farm, agricultural, and municipal government loans. Collateral for these loans may include, commercial real estate, farm real estate, equipment or other business assets. Total commercial loans decreased to $533.7 million from $541.7 million at the end of 2011. Commercial real estate loans increased 2.1% from year-end 2011, with a portion of this increase being offset by the decrease in the residential real estate construction portfolio as loans were reclassified to more accurately reflect the collateral or purpose of the loan and by one credit of $3.7 million that was transferred to OREO at the end of the third quarter. The largest sectors (by collateral) in the commercial real estate category are: development land ($75.5 million), hotels and motels ($45.5 million), farm land ($38.7 million), office buildings ($32.8 million) and shopping centers ($23.9 million). Commercial loans decreased 8.4% due primarily to one municipal credit of $7.3 million that paid off in the first quarter of 2012. The largest sectors (by industry) in the commercial loan category are: manufacturing ($22.1 million), retail trade ($17.7 million) and construction ($16.0 million). The Bank is very active in its market in pursuing commercial lending opportunities, but supplements in-market growth with purchased loan participations. The Bank purchases commercial loan participations in an effort to increase its commercial lending and diversify its loan mix, both geographically and by industry sector. Purchased loans are originated primarily within the south central Pennsylvania market and are purchased from only a few select counter parties. These loans usually represent an opportunity to participate in larger credits that are not available in market, with the benefit of lower origination and servicing costs. In 2012, the Bank purchased $14.5 million of loan participations and commitments. At September 30, 2012, the Bank held $137.0 million in purchased loan participations in its portfolio compared to $152.9 million at year-end 2011. The Bank expects that commercial lending will continue to be the primary area of loan growth in the future via in-market and loan participation activity.

At September 30, 2012, the Bank had $28.0 million in loans with loan to value ratios that exceeded supervisory loan to value limits. These loans totaled approximately 31% of risk-based capital. The largest sectors of these loans are $20.9 million for land development and $4.8 million for commercial real estate. In most circumstances, the Bank’s internal loan-to-value limits are equal to or lower than the supervisory limits. Management tracks these exceptions and reports these exposures to the Credit Risk Oversight Committee of the Board of Directors.

Consumer loans decreased $1.7 million due primarily to regular payments and maturities. The consumer portfolio will continue to run-down, as consumers are unwilling to increase their debt.

The following table presents a summary of loans outstanding, by primary collateral as of:

			Change
(Dollars in thousands)	September 30, 2012	December 31, 2011	Amount	%
Residential Real Estate 1-4 Family
Consumer first liens	$88,525	$86,767	$1,758	2.0
Consumer junior liens and lines of credit	36,124	40,290	(4,166)	(10.3)
Total consumer	124,649	127,057	(2,408)	(1.9)

Commercial first lien	59,705	55,130	4,575	8.3
Commercial junior liens and lines of credit	7,061	7,846	(785)	(10.0)
Total	66,766	62,976	3,790	6.0
Total residential real estate 1-4 family	191,415	190,033	1,382	0.7

Residential real estate - construction
Consumer purpose	2,086	1,381	705	51.0
Commercial purpose	13,707	19,901	(6,194)	(31.1)
Total residential real estate construction	15,793	21,282	(5,489)	(25.8)

Commercial, industrial and agricultural real estate	366,341	358,974	7,367	2.1
Commercial, industrial and agricultural	167,310	182,694	(15,384)	(8.4)
Consumer	11,737	13,427	(1,690)	(12.6)
	752,596	766,410	(13,814)	(1.8)
Less: Allowance for loan losses	(10,113)	(9,723)	(390)	4.0
Net Loans	$742,483	$756,687	$(14,204)	(1.9)

Included in the loan balances are the following:
Net unamortized deferred loan costs	$280	$426
Unamortized discount on purchased loans	$(133)	$(167)

Loans pledged as collateral for borrowings and commitments from:
FHLB	$600,504	$679,272
Federal Reserve Bank	102,781	27,435
	$703,285	$706,707

Loan Quality:

Management utilizes a risk rating scale ranging from 1 (Prime) to 9 (Loss) to evaluate loan quality. This risk rating scale is used primarily for commercial purpose loans. Consumer purpose loans are identified as either a pass or substandard rating. Substandard consumer loans are loans that are 90 days or more past due and still accruing or on nonaccrual. Loans rated 1 – 4 are considered pass credits. Loans that are rated 5 are pass credits, but have been identified as credits that are likely to warrant additional attention and monitoring. Loans rated 6 (OAEM) or worse begin to receive enhanced monitoring and reporting by the Bank. The following factors represent some of the factors used in determining the risk rating of a borrower: cash flow, debt coverage, liquidity, management, and collateral. Risk ratings are generally reviewed annually for term debt and at renewal for revolving or renewing debt. The Bank monitors loan quality by continually reviewing four measurements: (1) potential problem loans, (2) delinquent loans (nonaccrual loans and loans past due 90 days or more), (3) other real estate owned (OREO), and (4) net-charge-offs. Management compares trends in these measurements with the Bank’s internally established targets, as well as its national peer group.

The potential problem loan list includes loans rated 6 (OAEM), 7 (Substandard), and 8 (Doubtful), but excludes nonaccrual loans and loans that are 90 days or more past due and still accruing. The potential problem loan list is the Bank’s broadest review of loan quality. Loans on this list are adversely classified because the borrowers are, or may be experiencing a weakening financial condition that may result in a payment default. If these trends continue, the Bank has an increasing likelihood that it will need to liquidate collateral for repayment. At September 30, 2012, the Bank had $68.6 million on the potential problem loan list compared to $80.2 million at June 30, 2012 and $71.0 million at year-end 2011. The reduction in potential problem loans from June 30, 2012 is due to an increase of $6.6 million in nonperforming loans (which are excluded from potential problem loans), a $2.9 million increase in OREO, and the payoff of a $2.6 million substandard loan in the second quarter. The Bank has one loan for $2.8 million rated 8 (Doubtful). This loan represents one loan of an $8.1 million relationship that is on nonaccrual status and is secured by land for a residential real estate development. The land value does not provide sufficient collateral for the entire $8.1 million relationship and the doubtful loan represents the potential collateral shortage. The Bank is currently in the process of obtaining a new appraisal on the property and is trying to obtain additional collateral from the borrower. If the borrower is unable or unwilling to provide additional collateral by year-end, it is possible that the Bank will record a loss on this loan. However, the amount of the loss, if any, is unknown at this time and will be dependent on the amount of the collateral and the new appraisal. The Bank has no loans rated 9 (Loss). The Bank’s Loan Management Committee reviews the potential problem loan list and risk ratings on a monthly basis in order to proactively identify and manage problem loans. See Note 7 in the accompanying financial statements for a note that reports on the internal credit rating for the loan portfolio.

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

The following table presents a summary of nonperforming assets:

	September 30, 2012		December 31, 2011
		% of Loan		% of Loan
(Dollars in thousands)	Balance	Segment	Balance	Segment

Nonaccrual loans
Residential Real Estate
First liens	$3,912	2.6%	$1,749	1.2%
Junior liens and lines of credit	787	1.8%	282	0.6%
Total	4,699	2.5%	2,031	1.1%
Residential real estate - construction	571	3.6%	-	-
Commercial, industrial and agricultural real estate	24,990	6.8%	14,278	4.0%
Commercial, industrial and agricultural	1,344	0.8%	1,447	0.8%
Consumer	-	-	-	-
Total nonaccrual loans	$31,604		$17,756

Loans past due 90 days or more and still accruing
Residential Real Estate
First liens	$549		$2,516
Junior liens and lines of credit	91		301
Total	640		2,817
Residential real estate - construction	110		121
Commercial, industrial and agricultural real estate	3,320		1,627
Commercial, industrial and agricultural	303		100
Consumer	29		107
Total loans past due 90 days or more and still accruing	4,402		4,772

Total nonaccrual and loans past due 90 days or more	36,006		22,528

Repossessed assets	3		6
Other real estate owned	6,165		3,224

Total nonperforming assets	$42,174		$25,758

Nonaccrual loans to total gross loans	4.20%		2.32%
Nonperforming loans to total gross loans	4.78%		2.94%
Nonperforming assets to total assets	3.99%		2.60%
Allowance for loan losses to nonperforming loans	28.09%		43.16%

Loan quality, as measured by the balance of nonperforming loans (nonaccrual and loans past due 90-days or more) has increased since the prior year-end. Nonperforming loans have increased by $13.5 million during the year to $36.0 million. Nonaccrual loans increased $13.8 million during the year to $31.6 million at September 30, 2012 and loans 90 days or more past due and still accruing declined slightly. Seventy-six percent of the total nonaccrual balance ($31.6 million) is comprised of the eight credits ($24.1 million) shown in the following table of significant nonaccrual accounts. Management is diligent in its workout efforts on its nonperforming loans. However, the outcome of these workout efforts is always uncertain and it is possible that other loans may become delinquent and nonperforming loans could remain at a high level due to lengthy workout periods on these loans. OREO, depending on the type of property, can also result in an extended holding period prior to disposal.

The following table provides additional information on the most significant nonaccrual accounts:

September 30, 2012
(Dollars in thousands)
		ALL	Nonaccrual			Last
	Balance	Reserve	Date	Collateral	Location	Appraisal(1)

Credit 1	$2,541	-	Dec-10	1st, 2nd and 3rd lien on 600+ acres	PA	Apr-12
Agricultural				of farm real estate,and equipment		$4,344
				inventory

Credit 2	3,588	-	Dec-10	1st lien on 92 acres undeveloped	PA	Jan-12
Commercial real estate				commercial real estate		$3,899

Credit 3	1,001	-	Aug-11	1st lien on commecial and residential	PA	Oct-11
Commercial and residential real estate				properties, and 70 acres		$1,280

Credit 4	2,490	-	Sep-11	1st liens on commerical real estate -	MO & PA	Feb-12
Commercial real estate				performance theaters and business assets		$4,997

Credit 5	2,721	-	Mar-12	1st and 2nd commercial real estate, residential	PA	Sep-12
Residential real estate development				real estate and business assets		$5,244

Credit 6
Residential real estate development	2,069	-	Jun-12	1st lien Residential development land -75 acres	WV	Mar-12
				2nd lien residential real estate	PA	$2,550

Credit 7	1,655	-	Apr-12	1st and 2nd liens, residential real estate	PA	May-12
Residential real estate development						$2,001

Credit 8	8,050	-	Sep-12	1st lien residential real estate development -	PA	Dec-11
Residential real estate development				379 acres		$5,300

	$24,115	$-

(1) Appraisal value, as reported, does not reflect the pay-off of any senior liens or any adjustment to reflect the cost to liquidate the collateral.

Nonaccrual Credit 1 provided additional real estate collateral during the second quarter strengthening the Bank’s collateral position. A charge-off of $1.6 million was recorded against Credit 2 during the first quarter. This property has experienced significant declines in appraised values since origination. An appraisal on this property in 2011 resulted in a 53% reduction in value from the original appraisal and a subsequent appraisal in 2012 resulted in an additional reduction in value of 31% from 2011. The Bank is working with Credit 3 to have the borrower sell or auction the property. Credit 4 is a TDR that is in compliance with the modified terms and is on nonaccrual until a satisfactory repayment history is established. This credit is part of a shared national credit. Credit 5 is a TDR that is in compliance with the modified terms and is on nonaccrual until a satisfactory repayment history is established. Credit 6 was written down by $240 thousand in the second quarter reflecting the new appraisal value. Credit 8 was added to nonaccrual on September 30, 2012 and the Bank is working with the borrower to obtain additional collateral to strengthen its position and has ordered a new appraisal. If the borrower is unable or unwilling to provide additional collateral, it is likely that a write-down on this credit would occur prior to year-end. This credit includes the loan for $2.7 million that is rated doubtful and was discussed previously.

The Bank also closely monitors impaired loans and troubled debt restructurings (TDR). A loan is considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all interest and principal payments due according to the originally contracted terms of the loan agreement. The Bank reviews all loans rated 7 or lower and all nonaccrual loans for impairment. All TDR loans are considered impaired loans. Impaired loans totaled $36.9 million at September 30, 2012, up from $28.0 million at December 31, 2011. However, impaired loans with an established allowance for loan loss declined to $4.6 million at September 30, 2012 due primarily to the Bank securing additional collateral for specific credits and charge-offs. The increase in impaired loans occurred in the commercial real estate category primarily from the addition of three large residential real estate development relationships during the year. These new impaired loans were discussed as Credit 5, 6 and 8 in the previous nonaccrual loan discussion. Because nonaccrual loans are considered impaired, the largest nonaccrual loans shown above ($24.1 million) also comprise the majority of the impaired loan balance of $36.9 million. See Note 7 in the accompanying financial statements for a note that reports on impaired loans.

A loan is considered a troubled debt restructuring (TDR) if the creditor (the Bank), for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. At September 30, 2012, the Bank had TDR loans totaling $9.7 million compared to $8.1 million at year-end 2011. The Bank reviews all loans rated 5 or lower when it is providing a loan restructure, modification or new credit facility to determine if the action is a TDR. In addition, the Bank reviews all consumer loan modifications and/or policy exceptions for TDR status. If a TDR loan is placed on nonaccrual status, it remains on nonaccrual status for at least six months to ensure performance. All TDR loans are in compliance with their modified terms. The Bank recorded nine contracts (three relationships) for $5.6 million as TDR loans during the year. One new TDR relationship was Credit 5 in the nonaccrual discussion. Another new 2012 TDR relationship (2 contracts) was a $2.2 million commercial loan to a company in an agricultural feed business that has a current balance of $1.8 million. On October 3, 2012 this company filed for bankruptcy and announced on October 10, 2012 that a buyer for the company has been identified. Based on the facts at this time, the Bank does not expect to incur a loss on this credit. During the second quarter, a TDR loan with a balance of $2.8 million paid-off with outside financing. See Note 7 in the accompanying financial statements for a note that identifies TDR loans in the portfolio.

The Bank holds $6.2 million of other real estate owned (OREO), comprised of various types of real estate. The following table provides additional information on significant other real estate owned.

Significant Other Real Estate Owned
September 30, 2012
(Dollars in thousands)	Date				Last
	Acquired	Balance	Collateral	Location	Appraisal
Property 1	2011	2,383	unimproved and improved real estate for residential development on four separate tracts totaling 150 acres	PA	Aug-11

Property 2	2012	3,668	1st, 2nd, and 3rd liens residential development	PA	Aug-12
			land - four tracts with 294 acres
		$6,051

Property 1 is comprised of several tracts of land intended for residential real estate development. These properties were obtained as the result of accepting a deed-in-lieu of foreclosure from the developer. Property 2 was added during the third quarter of 2012 and was also acquired by accepting a deed-in-lieu of foreclosure from the developer. At September 30, 2012 and December 31, 2011, the Bank had $949 thousand of residential properties in the process of foreclosure.

Allowance for Loan Losses:

Management performs a monthly evaluation of the adequacy of the allowance for loan losses (ALL). The ALL is determined by a segmenting the loan portfolio based on the loan’s collateral. The Bank further classifies the portfolio based on the primary purpose of the loan, either consumer or commercial. When calculating the ALL, consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, borrowers’ actual or perceived financial and managerial strengths, the adequacy of the underlying collateral (if collateral dependent) and other relevant factors. The Bank begins enhanced monitoring of all commercial loans rated 6 (OAEM) or worse, and obtains a new appraisal or asset valuation for any loan rated 7 (Substandard) or worse, including all nonaccrual loans. Management, at its discretion, may determine that additional adjustments to the appraisal or valuation are required. Valuation adjustments will be made as necessary based on factors, including, but not limited to the economy, deferred maintenance, industry, type of property/equipment, age of the appraisal, etc. and the knowledge Management has about a particular situation. In addition, the cost to sell or liquidate the collateral is also estimated and deducted from the valuation in order to determine the net realizable value to the Bank. When determining the allowance for loan loss, certain factors involved in the evaluation are inherently subjective and require material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans. Management monitors the adequacy of the allowance for loan losses on an ongoing basis and reports its adequacy quarterly to the Credit Risk Oversight Committee of the Board of Directors. Management believes that the allowance for loan losses at September 30, 2012 is adequate.

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

The following table shows the loans that were evaluated for the allowance for loan losses under a specific reserve (individually) and those that were evaluated under a general reserve (collectively), and the amount of the allowance established in each category as of September 30, 2012:

				Commercial
	Residential Real Estate 1-4 Family			Industrial &	Commercial
		Junior Liens &		Agricultural	Industrial &
(Dollars in thousands)	First Liens	Lines of Credit	Construction	Real Estate	Agricultural	Consumer	Total

September 30, 2012
Loans evaluated for allowance:
Individually	$3,789	$740	$571	$27,729	$4,086	$-	$36,915
Collectively	144,441	42,445	15,222	338,612	163,224	11,737	715,681
Total	$148,230	$43,185	$15,793	$366,341	$167,310	$11,737	$752,596

ALL established for loans evaluated:
Individually	$-	$-	$-	$400	$845	$-	$1,245
Collectively	863	318	917	5,551	1,015	204	8,868
ALL at September 30, 2012	$863	$318	$917	$5,951	$1,860	$204	$10,113

During the first nine months, $3.6 million was added to the allowance for loan losses (ALL) thorough the provision for loan loss expense. This compares to a provision expense of $5.4 million for the same period in 2011. The provision expense occurred primarily within the general allocation component of the ALL. In the first quarter of 2012, a charge-off of $1.6 million on one nonperforming commercial real estate loan was recorded. The charge-off was necessary after receiving a 2012 appraisal that was 31% less than a 2011 appraisal. The 2011 appraisal was 53% less than the original appraisal and to date, the Bank has charged-off $2.9 million on this loan due to the lower appraisals. For the nine months of 2012, the addition to the ALL exceeded net-charge offs by $390 thousand and the ALL increased from $9.7 million at the prior year-end to $10.1 million at September 30, 2012. The ALL as a percentage of loans was 1.34% at September 30, 2012.

Charged-off loans usually result from: (1) a borrower being legally relieved of loan repayment responsibility through bankruptcy, (2) insufficient collateral sale proceeds to repay a loan; or (3) the borrower and/or guarantor does not own other assets that, if sold, would generate sufficient sale proceeds to repay a loan.

The Bank recorded net loan charge-offs of $3.2 million for year-to-date compared to $5.0 million for the same period in 2011. The commercial real estate portfolio recorded the largest net charge-off of $2.4 million, fueled by the $1.6 million charge-off discussed previously. See Note 7 in the accompanying financial statements for additional information on the allowance for loan loss.

The following table presents an analysis of the allowance for loan losses for the periods ended:

				Commercial
	Residential Real Estate 1-4 Family			Industrial &	Commercial
		Junior Liens &		Agricultural	Industrial &
(Dollars in thousands)	First Liens	Lines of Credit	Construction	Real Estate	Agricultural	Consumer	Total

ALL at June 30, 2012	$777	$321	$925	$5,839	$1,564	$201	$9,627
Charge-offs	(71)	-	-	(159)	(73)	(61)	(364)
Recoveries	-	-	-	2	10	13	25
Provision	157	(3)	(8)	269	359	51	825
ALL at September 30, 2012	$863	$318	$917	$5,951	$1,860	$204	$10,113

ALL at December 31, 2011	$1,049	$308	$1,222	$5,257	$1,651	$236	$9,723
Charge-offs	(251)	(65)	-	(2,413)	(418)	(183)	(3,330)
Recoveries	-	25	-	11	17	67	120
Provision	65	50	(305)	3,096	610	84	3,600
ALL at September 30, 2012	$863	$318	$917	$5,951	$1,860	$204	$10,113

ALL at December 31, 2010	$600	$352	$2,596	$3,358	$1,578	$317	$8,801
Charge-offs	(324)	(202)	(2,352)	(3,817)	(115)	(237)	(7,047)
Recoveries	30	10	-	306	11	88	445
Provision	743	148	978	5,410	177	68	7,524
ALL at December 31, 2011	$1,049	$308	$1,222	$5,257	$1,651	$236	$9,723

	September 30, 2012	December 31, 2011	September 30, 2011
Net loans charged-off as a percentage of average gross loans	0.56%	0.86%	0.88%
Net loans charged-off as a percentage of the provision for loan losses	89.17%	87.75%	92.76%
Allowance as a percentage of loans	1.34%	1.27%	1.20%
Net charge-offs	$3,210	$6,602	$5,048

Deposits:

Total deposits increased $69.8 million during the first nine months of 2012 to $857.8 million. Non-interest bearing deposits increased $13.9 million, while interest-bearing checking and savings deposits increased $52.6 million and time deposits increased $3.3 million. The increase in non-interest bearing checking accounts came primarily from state & municipal checking accounts ($7.2 million). The Bank’s Money Management product increased $39.8 million due primarily to an increase in retail accounts and an increase in the balance of ICS reciprocal money market deposits. ICS is used primarily by commercial and municipal accounts for liquidity and FDIC coverage. Retail time deposits decreased since year-end, as customers moved funds to more liquid accounts. However, brokered CDs increased $9.7 million, which includes new brokered CDs of $32.2 million that includes $23 million to pre-fund FHLB term loans that are maturing in 2012 and to replace higher rate brokered CDs of $9.2 million that were called for early redemption by the Bank. As of September 30, 2012, the Bank had $3.4 million in CDARS reciprocal deposits included in brokered time deposits.

The following table presents a summary of deposits outstanding at:

			Change
(Dollars in thousands)	September 30, 2012	December 31, 2011	Amount	%
Demand, noninterest-bearing checking	$118,180	$104,245	$13,935	13.4

Interest-bearing checking	126,013	117,479	8,534	7.3
Money market accounts	366,041	326,219	39,822	12.2
Savings accounts	55,955	51,728	4,227	8.2
Total interest-bearing checking and savings	548,009	495,426	52,583	10.6

Retail time deposits	141,061	147,479	(6,418)	(4.4)
Brokered time deposits	50,576	40,836	9,740	23.9
Total time deposits	191,637	188,315	3,322	1.8
Total deposits	$857,826	$787,986	$69,840	8.9

Overdrawn deposit accounts reclassified as loan balances	$155	$232

Borrowings:

The balance of securities sold under agreements to repurchase, which are accounted for as collateralized financings, increased $3.0 million from year-end and the long-term debt from the FHLB decreased $10.4 million due to scheduled amortization and maturities, as well as the prepayment of two FHLB term loans totaling $8 million. The Corporation paid $74 thousand in prepayment penalties on these prepayments. The prepayment penalties are expected to be recovered by the end of 2012. Subsequent to the end of the third quarter, the Bank also prepaid one FHLB term loan totaling $15 million and paid $93 thousand in prepayment penalties. These penalties are also expected to be recovered by the end of 2012.

Shareholders’ Equity:

Total shareholders’ equity increased $4.5 million to $91.7 million at September 30, 2012, compared to $87.2 million at the end of 2011. The increase in retained earnings from the Corporation’s net income of $5.0 million was partially offset by the cash dividend of $2.5 million. The Corporation’s dividend payout ratio is 49.3% for the first nine months of 2012 compared to 68.4% in 2011.

As part of its quarterly dividend decision, the Corporation considers current and future income projections, dividend yield, payout ratio, and current and future capital ratios. On July 26, 2012, the Board of Directors declared a $.17 per share regular quarterly dividend for the third quarter of 2012. This compares to a regular quarterly cash dividend of $.17 paid in the second quarter of 2012 and a $.27 per share dividend paid in the same period in 2011. On October 25, 2012 the Board of Directors declared a $.17 per share regular quarterly dividend for the fourth quarter of 2012, which will be paid on November 28, 2012.

In addition, the Corporation considers how dividend decisions may affect the Dividend Reinvestment Plan (DRIP), which has raised $971 thousand in new capital this year with 69,652 new shares purchased. The Corporation continually explores other sources of capital as part of its capital management plan for the Corporation and the Bank. The Corporation did not repurchase any shares of the Corporation’s common stock during the first nine months of 2012. During the first quarter of 2012, the Corporation and the Bank completed a merger of subsidiaries (see Note 1) that resulted in $1.4 million of new capital to the Bank.

Capital adequacy is currently defined by regulatory agencies through the use of several minimum required ratios. At September 30, 2012, the Corporation was well capitalized as defined by the banking regulatory agencies. Regulatory capital ratios for the Corporation and the Bank are shown below:

			Regulatory Ratios
				Well Capitalized
	September 30, 2012	December 31, 2011	Minimum	Minimum
Total Risk Based Capital Ratio (1)
Franklin Financial Services Corporation	12.66%	12.14%	8.00%	n/a
Farmers & Merchants Trust Company	12.29%	11.51%	8.00%	10.00%

Tier 1 Capital Ratio (2)
Franklin Financial Services Corporation	11.41%	10.89%	4.00%	n/a
Farmers & Merchants Trust Company	11.04%	10.26%	4.00%	6.00%

Leverage Ratio (3)
Franklin Financial Services Corporation	8.20%	8.40%	4.00%	n/a
Farmers & Merchants Trust Company	7.91%	7.89%	4.00%	5.00%

(1)Total risk-based capital / total risk-weighted assets, (2)Tier 1 capital / total risk-weighted assets, (3) Tier 1 capital / average quarterly assets

Economy

The Corporation’s primary market area includes Franklin, Fulton, Cumberland and Huntingdon County, PA. This area is diverse in demographic and economic makeup. County populations range from a low of approximately 15,000 in Fulton County to over 238,000 in Cumberland County. At September 30, 2012, the unemployment rate for Pennsylvania was 7.5% and the national rate was 7.8%, while the unemployment rate in the Corporation’s market area ranged from 6.8% in Franklin County to 8.6% in Fulton County. The unemployment rates for the Bank’s market area have remained high during the last three years along with state and national rates. Housing prices have improved slightly over prior year, while mortgage delinquencies are consistent from the end of 2011.

The following table presents economic data for the Bank’s primary market area:

Economic Data
	September 30, 2012	December 31, 2011
Unemployment Rate (seasonally adjusted)
Market area range (1)	6.7 - 9.5%	6.7% - 10%
Pennsylvania	7.9%	7.9%
United States	8.3%	9.0%

Housing Price Index - year over year change
PA, nonmetropolitan statistical area	-0.7%	-3.3%
United States	-0.6%	-4.5%

Franklin County Building Permits - year over year change
Residential, estimated	-62.2%	-34.3%
Multifamily, estimated	-49.2%	-73.4%

(1) Franklin, Cumberland, Fulton and Huntingdon Counties

Unlike many companies, the assets and liabilities of the Corporation are financial in nature. As such, interest rates and changes in interest rates may have a more significant effect on the Corporation’s financial results than on other types of industries. Because of this, the Corporation watches the actions of the Federal Reserve Open Market Committee (FOMC) as it makes decisions about interest rate changes. The Fed continues to hold the fed funds target rate steady at .25% and has indicated that it could maintain this level until 2015. This decision, coupled with other Fed actions, seems to indicate that the yield curve will continue to create an environment that is not conducive to bank earnings.

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

FDIC Insurance. The Transaction Account Guarantee (TAG) program that provides unlimited FDIC insurance on certain non-interest bearing depository accounts is set to expire on December 31, 2012. The Bank is reviewing accounts that could be affected by the loss of full FDIC coverage and the potential implications on the Bank. At this time, it is uncertain if TAG will be extended or not.

Pension Funding. In June 2012, Congress approved the Moving Ahead for Progress in the 21st Century (MAP-21) Act as part of a highway expenditures bill that included pension funding relief. The relief is in the form of interest rate stabilization by allowing the use of a 25- year average rate (within a defined range of a minimum and maximum percentage) to calculate pension funding compared to a 2-year average rate currently used. This change is expected to reduce pension contributions, but will have no affect on the Corporation’s financial statements for accounting purposes. The change is effective in 2013 with the option of early implementation in 2012. The Bank has decided to implement MAP-21 in 2012 and will therefore, see a reduction in its pension contribution for 2012.

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

Historically, the Corporation has satisfied its liquidity needs from earnings, repayment of loans and amortizing investment securities, maturing investment securities, loan sales, deposit growth and its ability to access existing lines of credit. All investments are classified as available for sale; therefore, securities that are not pledged as collateral for borrowings are an additional source of readily available liquidity, either by selling the security or, more preferably, to provide collateral for additional borrowing. However, at September 30, 2012, the Bank had approximately $122 million (fair value) or 94% of its investment portfolio (debt securities) pledged as collateral. The primary source of liquidity for the Bank is a line of credit with the FHLB. At September 30, 2012, the Bank had approximately $47 million available on this line of credit. The Bank continues to operate in a collateral delivery status with the FHLB as reported in its December 31, 2011 Annual Report on Form 10-K.

The Bank also has $16 million in unsecured lines of credit at two correspondent banks and approximately $56 million in funding available at the Federal Reserve Discount Window. The Bank also has the ability to access other funding sources via wholesale borrowings, brokered CDs and CD listing services. The Bank’s ability to access brokered CDs could be negatively affected if its capital level was to fall below “well capitalized.”

Off Balance Sheet Commitments and Contractual Obligations

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation. Unused commitments and standby letters of credit totaled $237.8 million and $249.8 million, respectively, at September 30, 2012 and December 31, 2011.

The Corporation has entered into various contractual obligations to make future payments. These obligations include time deposits, long-term debt, operating leases, deferred compensation and pension payments. These amounts have not changed materially from those reported in the Corporation’s 2011 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the Corporation’s exposure to market risk during the three months ended September 30, 2012. For more information on market risk refer to the Corporation’s 2011 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2012, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 1A. Risk Factors

There were no material changes in the Corporation’s risk factors during the three months ended September 30, 2012. For more information, refer to the Corporation’s 2011 Annual Report on Form 10-K.

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

101 Interactive Data File (XBRL)**

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

Franklin Financial Services Corporation

November 9, 2012	/s/ William E. Snell, Jr.
William E. Snell, Jr.
President and Chief Executive Officer
(Authorized Officer)

November 9, 2012	/s/ Mark R. Hollar
Mark R. Hollar
Treasurer and Chief Financial Officer
(Principal Financial Officer)

