Form 10-K
period 2012-12-31
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2013-03-12
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

The aggregate market value of the 3,691,965 shares of the Registrant's common stock held by nonaffiliates of the Registrant as of June 30, 2012 based on the price of such shares was $48,438,581.

There were 4,117,788 outstanding shares of the Registrant's common stock as of February 28, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive annual proxy statement to be filed, pursuant to Reg. 14A within 120 days after December 31, 2012, are incorporated into Part III.

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

The Corporation’s common stock is thinly traded in the over-the-counter market. The Corporation’s stock is listed under the symbol “FRAF” on the OTC QB, a trading platform operated by OTC Markets Group for companies that are current in their reporting with a U.S. regulator. The Corporation’s Internet address is www.franklinfin.com. Electronic copies of the Corporation’s 2012 Annual Report on Form 10-K are available free of charge by visiting the “Investor Information” section of www.franklinfin.com. Electronic copies of quarterly reports on Form 10-Q and current reports on Form 8-K are also available at this Internet address. These reports are posted as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission (SEC).

The Corporation conducts substantially all of its business through its direct banking subsidiary, F&M Trust, which is wholly owned. F&M Trust, established in 1906, is a full-service, Pennsylvania-chartered commercial bank and trust company, which is not a member of the Federal Reserve System. F&M Trust operates twenty-six community banking offices in Franklin, Cumberland, Fulton and Huntingdon Counties, Pennsylvania, and engages in general commercial, retail banking and trust services normally associated with community banks and its deposits are insured (up to applicable limits) by the Federal Deposit Insurance Corporation (the “FDIC”). F&M Trust offers a wide variety of banking services to businesses, individuals, and governmental entities. These services include, but are not necessarily limited to, accepting and maintaining checking, savings, and time deposit accounts, providing investment and trust services, making loans and providing safe deposit facilities. Franklin Future Fund Inc., a direct subsidiary of the Corporation, is a non-bank investment company that makes venture capital investments within the Corporation’s primary market area. During the first quarter of 2012, Franklin Realty Services Corporation (an inactive real-estate brokerage company and subsidiary of the Bank as of December 31, 2011) merged with Franklin Financial Properties Corp. (a subsidiary of the Corporation at December 31, 2011) with Franklin Financial Properties Corp. becoming the surviving entity and subsidiary of the Bank. Franklin Financial Properties Corp. is a “qualified real estate subsidiary” established to hold real estate assets used by F&M Trust in its banking operations.

F&M Trust is not dependent upon a single customer or a few customers for a material part of its business. Thus, the loss of any customer or identifiable group of customers would not materially affect the business of the Corporation or the Bank in an adverse manner. Also, none of the Bank’s business is seasonal. The Bank’s lending activities consist primarily of commercial real estate, construction and land development, agricultural, commercial and industrial loans, installment and revolving loans to consumers and residential mortgage loans. Secured and unsecured commercial and industrial loans, including accounts receivable and inventory financing, and commercial equipment financing, are made to small and medium-sized businesses, individuals, governmental entities, and non-profit organizations. F&M Trust also participates in Pennsylvania Housing Finance Agency programs and is a Small Business Administration approved lender.

The Bank classifies loans in this report by the type of collateral, primarily residential or commercial and agricultural real estate. Residential real estate loans may be further broken down into consumer or commercial purpose. Consumer purpose residential real estate loans represent traditional residential mortgages and home equity products. Both of these products are underwritten in generally the same manner; however, home equity products may present greater risk since many of these loans are secured by a second lien position where the Bank may or may not hold the first lien position. Commercial purpose residential real estate loans represent loans made to businesses, but are secured by residential real estate. These loans are underwritten as commercial loans and the repayment ability may be dependent on the business operation, despite the residential collateral. In addition to the real estate collateral, it is possible that personal guarantees or UCC filings on business assets provide additional security. In certain situations, the Bank acquires properties through foreclosure on delinquent loans. The Bank initially records these properties at the estimated fair value less cost to sell with subsequent adjustments to fair value recorded as needed.

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

F&M Trust’s Investment and Trust Services Department offers all of the personal and corporate trust services normally associated with trust departments including: estate planning and administration, corporate and personal trust fund management, pension, profit sharing and other employee benefit funds management, and custodial services. F&M Trust through licensed members of its Investment and Trust Services Department sells mutual funds, annuities and selected insurance products.

Economic factors affecting the country and community banks during 2012 were virtually unchanged from 2011. The economy showed small signs of improvement, but still struggled in many parts of the country. Unemployment and foreclosure rates remained at higher than normal levels, the U.S. Government continued to debate whether higher taxes or less spending would be the best remedy to revive the economy, the Federal Reserve continued to flood the market with cash to stimulate the economy with little or no results, and any increase to short-term rates is now tied to the unemployment rate dropping below 6.5%. This means short-term rates may be low for several more years. Many banks continue to see a compression of the net interest margin due to the low rate environment, and earnings pressure from nonperforming loans. A prolonged period of low rates is not beneficial to improving the margin. Commercial lending activity was slow in 2012 with fewer credit worthy customers and many banks chasing a small group of good credit customers. Consumer lending remained slow as consumers have reduced their borrowing. Residential mortgage lending picked up in 2012 as low rates fueled another round of refinance activity. The Bank stopped making indirect consumer loans in 2010 and this action has substantially decreased the balance of the consumer loan portfolio. For more economic information about the Corporation’s market area, see the Economy discussion in Item 7, Management’s Discussion and Analysis.

With short-term interest rates remaining at very low levels during 2012 and the continued financial uncertainty of the economy, consumers have moved deposits to short-term, liquid deposit products. As a result, the Bank has experienced a reduction in longer-term certificates of deposit and an increase in money management accounts. Until short-term rates increase and the economy begins to recover, the Bank expects that customers will continue to prefer shorter, liquid deposits and certificates of deposit will continue to decline.

The prolonged effect of a sluggish economy has resulted in a growing amount of nonperforming loans for the Bank. Commercial nonperforming loans have increased as businesses have seen their sales decline and real estate developers continue to experience slower residential property sales. Until business activity starts to recover and consumers feel confident in their employment situation, it is expected that nonperforming loans will not change significantly and remain at higher than normal levels.

Competition

The Corporation and its banking subsidiary operate in a highly competitive environment. The principal market of F&M Trust is in south central Pennsylvania, primarily the counties of Franklin, Cumberland, Fulton and Huntingdon. There are approximately 29 competing commercial banks that have offices within the Corporation’s primary market area. These banks range from large regional banks to independent community banks. In addition, credit unions, savings and loan associations, mortgage banks, brokerage firms and other competitors with only an Internet site are present in the market. The Bank has 26 community offices and approximately 17% of the total deposits, ranking it third in its market region. The majority of the Bank’s loan and deposit customers are in Franklin County. There are 6 commercial bank competitors in Franklin County and the Bank has approximately 29% of the deposit market share.

Because of increasing competition, profit margins in the traditional banking business of lending and gathering deposits have declined and many nonbanking institutions offer services similar to those offered by the Bank. Some competitors have access to resources (e.g., financial and technological) that are unavailable to the Bank, thereby creating a competitive disadvantage for the Bank in terms of product and service pricing and delivery. The Bank utilizes various strategies including its long history of local customer service and convenience as part of a relationship management culture, a wide variety of products and services and, to a lesser extent, the pricing of loans and deposits, to compete. F&M Trust is the largest financial institution headquartered in Franklin County and had total assets of approximately $1.027 billion on December 31, 2012.

Staff

As of December 31, 2012, the Corporation and its banking subsidiary had 283 full-time equivalent employees. The officers of the Corporation are employees of the Bank. Most employees participate in pension, incentive compensation plans, 401(k) plan and employee stock purchase plans and are provided with group life and health insurance. Management considers employee relations to be excellent.

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

The Bank is a state chartered bank that is not a member of the Federal Reserve System, and its deposits are insured (up to applicable limits) by the Federal Deposit Insurance Corporation (FDIC). Accordingly, the Bank's primary federal regulator is the FDIC, and the Bank is subject to extensive regulation and examination by the FDIC and the Pennsylvania Department of Banking. The Bank is also subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. The Bank is subject to extensive regulation and reporting requirements in a variety of areas, including helping to prevent money laundering, to preserve financial privacy, and to properly report late payments, defaults, and denials of loan applications. The Community Reinvestment Act requires the Bank to help meet the credit needs of the entire community where the Bank operates, including low and moderate-income neighborhoods. The Bank's rating under the Community Reinvestment Act (CRA), assigned by the FDIC pursuant to an examination of the Bank, is important in determining whether the bank may receive approval for, or utilize certain streamlined procedures in, applications to engage in new activities. The Bank’s present CRA rating is “satisfactory.” Various consumer laws and regulations also affect the operations of the Bank. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

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

Basel III

The Basel Committee on Banking Supervision (the “Basel Committee”) released in December 2010 revised final frameworks for the regulation of capital and liquidity of internationally active banking organizations. These new frameworks are generally referred to as “Basel III.” Implementation of Basel III is to have commenced January 1, 2013 and be phased in over a multi-year period through January 1, 2019. On June 7, 2012 the U.S. banking agencies requested comment on three proposed rules that, taken together, would establish an integrated regulatory capital framework implementing the Basel III regulatory capital reforms in the U.S. As proposed, the U.S. implementation of Basel III would lead to significantly higher capital requirements and more restrictive leverage and liquidity ratios than those currently in place. Comments to the proposed rules were requested by September 7, 2012 in order to begin the gradual integration of the proposed rules on January 1, 2013. The U.S. banking agencies have delayed implementation of the proposed rules as they continue considering the comments received. At this point, we cannot determine the ultimate impact that any final rules, if adopted, would have upon the Corporation or the Bank or our earnings or financial position.

Prompt Corrective Action Rules

The federal banking agencies have regulations defining the levels at which an insured institution would be considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." The applicable federal bank regulator for a depository institution could, under certain circumstances, reclassify a "well-capitalized" institution as "adequately capitalized" or require an "adequately capitalized" or "undercapitalized" institution to comply with supervisory actions as if it were in the next lower category. Such a reclassification could be made if the regulatory agency determines that the institution is in an unsafe or unsound condition (which could include unsatisfactory examination ratings). At December 31, 2012, the Corporation and the Bank each satisfied the criteria to be classified as "well capitalized" within the meaning of applicable regulations.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the President signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank). This legislation is one of the most comprehensive reform bills ever introduced to the financial services industry. Financial service providers from small community banks to the largest Wall Street firms will be affected by this legislation. Many aspects of this Act will take effect over several years and the Corporation continues to review the details of the Act. At this time, it is difficult to predict the extent to which each component of Dodd-Frank will affect the Corporation. However, it is likely that the Act will impose a greater regulatory burden on the Corporation and increase its cost of compliance. Some of the key provisions included in Dodd-Frank that are likely to affect the Corporation are:

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

Compensation. At least once every three years, companies must conduct a non-binding shareholder vote (say-on-pay) to approve the compensation of the CEO and the company’s “named executive officers”. At least once every 6 years, shareholders must also vote on whether to hold the non-binding vote on executive compensation every 1, 2, or 3 years. Additionally, banking regulators have established guidance that prohibits incentive-based compensation arrangements that encourage inappropriate risks that could lead to material financial loss to the institution. Bank compensation plans will be required to be submitted to the appropriate regulator for review and monitoring of compliance. At the Corporation’s 2012 annual meeting of shareholders, it was approved to vote on the “say-on-pay” question every year. This is expected to increase compliance costs for the Corporation.

The CFPB has issued an Ability-to-Repay rule to require mortgage lenders to consider consumers’ ability to repay home loans before extending them credit. The rule describes certain minimum requirements for creditors to consider before making a loan. The CFPB has also defined criteria for loans call “Qualified Mortgages” that are presumed to meet the Ability-to-Repay rule. The rule is to be effective January 2014 and the Bank believes its current lending practices are in compliance with the new rule.

FDIC Insurance

The Bank is a member of the Deposit Insurance Fund (DIF), which is administered by the FDIC. The FDIC insures deposit accounts at the Bank, generally up to a maximum of $250,000 for each separately insured depositor. In addition, The Dodd-Frank Act, signed July 21, 2010, extended unlimited FDIC insurance to non-interest bearing transaction accounts through December 31, 2012. A decision to extend the unlimited deposit insurance beyond the December 31, 2012 expiration date was debated in Congress, but no action was taken, thereby ending the program.

The FDIC charges a premium to depository institutions for deposit insurance. This rate is based on the risk category of the institution and the total premium is based on average total assets less average tangible equity. As of December 31, 2012, the Bank was in risk category 1 and its assessment rate was approximately 9 basis points of the assessment base.

On September 29, 2009, the FDIC adopted an Amended Restoration Plan to allow the DIF to return to its statutorily mandated minimum reserve ratio of 1.15 % within 8 years. At the same time, the FDIC adopted higher risk-based assessment rates effective beginning January 1, 2011. It also imposed a prepaid assessment on insured institutions payable December 30, 2009 that required insured institutions to prepay their estimated quarterly risk-based assessment for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The Bank paid an assessment of approximately $4.0 million on December 30, 2009 and it was recorded as a pre-paid asset that will be recognized as quarterly premiums are incurred.

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

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature from 2017 to 2019. The Bank’s FICO assessment was approximately $62 thousand in 2012 and was included in FDIC insurance expense.

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

The Bank offers a variety of loan products, including residential mortgage, consumer, construction and commercial loans. The Bank requires real estate as collateral for many of its loans. At December 31, 2012, 76% of its loans were secured by real estate. Loans to fund residential real estate construction are 2% of total loans; loans secured by residential real estate are 26% of the total, and commercial, industrial and agricultural real estate loans total 48% of the total loan portfolio. These real estate loans are located primarily in the Bank’s market area of south central Pennsylvania. Real estate values tend to follow changes in general economic cycles. As a result, if a loan becomes delinquent as the result of an economic downturn and the Bank becomes dependent on the real estate collateral as a source of repayment, it is likely that the value of the real estate collateral has also declined. A decline in real estate values means it is possible that the real estate collateral may be insufficient to cover the outstanding balance of a delinquent or foreclosed loan, resulting in a loss to the Bank. In addition, the real estate collateral is concentrated in a small market area of south central Pennsylvania. As a result, localized events that affect real estate prices and collateral values could have a more negative affect on the Bank as compared to other competitors with a more geographically diverse portfolio. As the Bank grows, it is expected that the percentage of real estate loans, specifically commercial real estate, will grow. Risk of loan default is unavoidable in the banking industry, and Management tries to limit exposure to this risk by carefully monitoring the amount of loans in specific industries and by exercising prudent lending practices and securing appropriate collateral. However, this risk cannot be eliminated and substantial credit losses could result in reduced earnings or losses.

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

The Bank’s lending limit is approximately $13.8 million. Accordingly, the size of the loans that can be offered to potential customers is less than the size of loans that many of our competitors with larger lending limits can offer. This limit affects the Bank’s ability to seek relationships with larger businesses in its market area. Loan amounts in excess of the lending limits can be accommodated through the sale of participations in such loans to other banks. However, there can be no assurance that the Bank will be successful in attracting or maintaining customers seeking larger loans or that it will be able to engage in participation of such loans or on terms favorable to the Bank.

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

There is currently only a limited public market for the Corporation’s common stock. It is quoted on the OTCQB Market Tier of the OTC Markets under the symbol “FRAF” (www.otcmarkets.com/stock/FRAF/quote). Because it is thinly traded, you may not be able to resell your shares of common stock for a price that is equal to the price that you paid for your shares. The Corporation has no plans to apply to have its common stock listed for trading on any stock exchange or the NASDAQ market.

The Bank's ability to pay dividends to the Corporation is subject to regulatory limitations that may affect the Corporation’s ability to pay dividends to its shareholders.

As a holding company, the Corporation is a separate legal entity from the Bank and does not have significant operations of its own. It currently depends upon the Bank's cash and liquidity to pay dividends to its shareholders. The Corporation cannot assure you that in the future the Bank will have the capacity to pay dividends to the Corporation. Various statutes and regulations limit the availability of dividends from the Bank. It is possible; depending upon the Bank's financial condition and other factors, that the Bank’s regulators could assert that payment of dividends by the Bank to the Corporation would constitute an unsafe or unsound practice. In the event that the Bank is unable to pay dividends to the Corporation, the Corporation may not be able to pay dividends to its shareholders.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Corporation’s headquarters is located in the main office of F&M Trust at 20 South Main Street, Chambersburg, Pennsylvania. This location also houses a community banking office as well as operational support services for the Bank. The Corporation owns or leases thirty-nine properties in Franklin, Cumberland, Fulton and Huntingdon Counties, Pennsylvania, for banking operations, as described below:

Property	Owned	Leased
Community Banking Offices	18	8
Remote ATM Sites	3	6
Other Properties	2	2

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

Item 4. Mine Safety Disclosures

Not Applicable

Part II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market and Dividend Information

The Corporation’s common stock is thinly traded in the over-the-counter market. It is quoted on the OTCQB Market Tier of the OTC Markets under the symbol “FRAF” (www.otcmarkets.com/stock/FRAF/quote). Current price information is available from account executives at most brokerage firms as well as the registered market makers of Franklin Financial Services Corporation common stock as listed below under Shareholders’ Information.

The range of high and low bid prices is shown in the following table for the years 2012 and 2011, as well as cash dividends declared for those periods. The bids reflect interdealer quotations, do not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions. The closing price of Franklin Financial Services Corporation common stock recorded from an actual transaction on December 31, 2012 was $14.00. The Corporation had 2,032 shareholders of record as of December 31, 2012.

Market and Dividend Information

 Bid Price Range Per Share

	2012			2011
(Dollars per share)			Dividends			Dividends
	High	Low	Declared	High	Low	Declared
First quarter	$15.85	$12.30	$0.27	$17.00	$15.19	$0.27
Second quarter	15.75	12.86	0.17	18.25	17.10	0.27
Third quarter	14.29	13.10	0.17	17.50	15.10	0.27
Fourth quarter	14.75	13.65	0.17	15.55	12.30	0.27
			$0.78			$1.08

For limitations on the Corporation’s ability to pay dividends, see “Supervision and Regulation – Regulatory Restrictions on Dividends” in Item 1 above.

The information related to equity compensation plans is incorporated by reference to the materials set forth under the heading “ Executive Compensation – Compensation Tables” in the Corporation’s Proxy Statement for the 2013 Annual Meeting of Shareholders.

Common Stock Repurchases:

The Corporation frequently authorizes the repurchase of its common stock through a stock repurchase plan. The common shares of the Corporation are purchased in the open market or in privately negotiated transactions. The Corporation uses the repurchased common stock (Treasury stock) for general corporate purposes including stock dividends and splits, employee benefit and executive compensation plans, and the dividend reinvestment plan. The Corporation did not repurchase any shares in 2012.

The following graph compares the cumulative total return to shareholders of Franklin Financial with the NASDAQ – Total U.S. Index (a broad market index prepared by the Center for Research in Security Prices at the University of Chicago Graduate School of Business) and with the Northeast OTC-BB and Pink Banks Index (an industry-specific index prepared by SNL Financial LC) for the five year period ended December 31, 2012, in each case assuming an initial investment of $100 on December 31, 2007 and the reinvestment of all dividends.

	Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Franklin Financial Services Corporation	$100.00	$76.66	$73.10	$87.02	$62.66	$75.05
NASDAQ Composite	$100.00	$60.02	$87.24	$103.08	$102.26	$120.42
SNL Northeast OTC-BB & Pink Banks	$100.00	$81.45	$76.53	$83.33	$81.57	$93.96

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

Annual Meeting:

The Annual Shareholders’ Meeting will be held on Tuesday, April 30, 2013, at the Orchard Restaurant & Banquet Facility, 1580 Orchard Drive, Chambersburg, PA. The Business Meeting will begin at 10:30 a.m. followed by a luncheon.

Websites:

Franklin Financial Services Corporation: www.franklinfin.com

Farmers & Merchants Trust Company: www.fmtrustonline.com

Stock Information:

The following brokers are registered as market makers of Franklin Financial Services Corporation’s common stock:

RBC Wealth Management	2101 Oregon Pike, Lancaster, PA 17601	800-456-9234
Boenning & Scattergood, Inc.	4 Tower Bridge, 200 Bar Harbor Drive, Suite 300,
	West Conshohocken, PA 19428	800-883-1212
Stifel, Nicolaus & Co	20 Ash Street, Suite 400, Conshohocken, PA 19428	800-223-6807
Raymond James and Associates, Inc.	222 South Riverside Plaza, 7th Floor, Chicago, IL 60606	312-655-2975

Registrar and Transfer Agent:

The registrar and transfer agent for Franklin Financial Services Corporation is Registrar and Transfer Company, 10 Commerce Drive, Cranford, NJ 07016-3572. Telephone 1-800-456-0596.

Item 6. Selected Financial Data

	Summary of Selected Financial Data for the Year Ended December 31
	2012	2011	2010	2009	2008
(Dollars in thousands, except per share)

Summary of operations
Interest income	$39,142	$41,791	$43,284	$43,757	$46,156
Interest expense	6,890	9,154	12,443	14,674	16,037
Net interest income	32,252	32,637	30,841	29,083	30,119
Provision for loan losses	5,225	7,524	3,235	3,438	1,193
Net interest income after provision for loan losses	27,027	25,113	27,606	25,645	28,926
Noninterest income	9,451	10,200	9,366	8,880	6,538
Noninterest expense	30,601	28,333	26,423	25,929	23,189
Income before income taxes	5,877	6,980	10,549	8,596	12,275
Income tax	512	411	2,937	2,011	3,680
Net income	$5,365	$6,569	$7,612	$6,585	$8,595

Performance measurements
Return on average assets	0.51%	0.66%	0.78%	0.69%	1.01%
Return on average equity	6.00%	7.68%	9.34%	8.69%	10.99%
Return on average tangible assets (1)	0.55%	0.70%	0.82%	0.74%	1.05%
Return on average tangible equity (1)	7.14%	9.30%	11.27%	10.79%	13.19%
Efficiency ratio (2)	70.44%	63.46%	63.43%	65.35%	61.25%
Net interest margin	3.50%	3.73%	3.53%	3.44%	4.03%
Current dividend yield	4.86%	8.74%	5.92%	6.61%	5.92%
Dividend payout ratio	59.09%	65.05%	55.10%	62.95%	47.66%

Shareholders' Value (per common share)
Diluted earnings per share	$1.32	$1.66	$1.96	$1.71	$2.24
Basic earnings per share	1.32	1.66	1.96	1.71	2.24
Regular cash dividends paid	0.78	1.08	1.08	1.08	1.07
Book value	22.31	21.67	21.09	20.39	19.10
Tangible book value (3)	19.84	19.04	18.28	17.38	15.94
Market value	14.00	12.35	18.25	16.33	18.25
Market value/book value ratio	62.75%	56.99%	86.53%	80.09%	95.55%
Price/earnings multiple	10.61	7.44	9.31	9.55	8.15

Balance Sheet Highlights
Total assets	$1,027,363	$990,248	$951,889	$979,373	$902,460
Investment securities (includes restricted stock)	136,899	130,323	123,775	149,770	154,041
Loans, net	743,200	756,687	739,841	730,626	668,860
Deposits and customer repurchase agreements	916,649	841,089	785,495	794,220	691,653
Shareholders' equity	91,634	87,182	82,639	78,766	73,059

Safety and Soundness
Leverage ratio (Tier 1)	8.29%	8.40%	8.16%	7.50%	7.84%
Risk-based capital ratio (Tier 1)	12.60%	12.14%	11.73%	10.89%	11.02%
Common equity ratio	8.92%	8.80%	8.68%	8.04%	8.10%
Tangible common equity ratio (4)	8.01%	7.82%	7.61%	6.94%	6.85%
Nonperforming loans/gross loans	4.90%	2.94%	3.68%	2.47%	0.59%
Nonperforming assets/total assets	4.10%	2.60%	2.96%	1.93%	0.44%
Allowance for loan losses as a % of loans	1.38%	1.27%	1.18%	1.21%	1.09%
Net charge-offs/average loans	0.60%	0.86%	0.45%	0.26%	0.19%

Trust assets under management (fair value)	$520,434	$481,536	$490,420	$460,233	$497,215

(1) Excludes goodwill, intangibles and intangible amortization expense, net of tax

(2) Noninterest expense / tax equivalent net interest income plus noninterest income less net securities gains

(3) Total shareholders' equity less goodwill and intangibles / shares outstanding

(4) Total shareholders' equity less goodwill and intangibles / total assets less goodwill and intangibles

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

Management performs a monthly evaluation of the adequacy of the allowance for loan losses by asset class. Consideration is given to a variety of factors in establishing this estimate including, but not limited to: current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, borrowers’ actual or perceived financial and managerial strengths, the adequacy of the underlying collateral (if collateral dependent) and other relevant factors. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans.

The analysis has two components, specific and general allocations. Expected cash flow or collateral values discounted for market conditions and selling costs are used to establish specific allocations. The Bank’s historical loan loss experience and other qualitative factors derived from economic and market conditions are used to establish general allocations for the remainder of the portfolio. The allowance for loan losses was $10.4 million at December 31, 2012.

Management monitors the adequacy of the allowance for loan losses on an ongoing basis and reports its adequacy assessment quarterly to the Credit Risk Oversight Committee of the Board of Directors.

Mortgage Servicing Rights – In the past, the Bank originated fixed rate mortgages that it subsequently sold to the secondary market. However, the Bank retained the rights to service these loans for its customers. As required by FASB Accounting Standard Codification (ASC) Topic 860, “Transferred Financial Assets”, upon the sale of mortgage loans, the Bank capitalizes the value allocated to the servicing rights in other assets. The capitalized servicing rights are amortized against noninterest income in proportion to, and over the periods of, the estimated net servicing income of the underlying financial assets.

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

Temporary Investment Impairment – Investment securities are written down to their net realizable value when there is impairment in value that is considered to be “other-than-temporary.” The determination of whether or not “other-than-temporary” impairment exists is a matter of judgment. Management reviews investment securities regularly for possible impairment that is “other-than-temporary” by analyzing the facts and circumstances of each investment and the expectations for that investment’s performance. “Other-than-temporary” impairment in the value of an investment may be indicated by the length of time and the extent to which market value has been less than cost; the financial condition and near term prospects of the issuer; and whether the Corporation has the intent to sell or is likely to be forced to sell the investment prior to any anticipated recovery in market value.

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

GAAP versus Non-GAAP Presentations – The Corporation supplements its traditional GAAP measurements with Non-GAAP measurements. The Non-GAAP measurements include Return on Average Tangible Assets, Return on Average Tangible Equity, Tangible Book Value and Tangible Common Equity ratio. As a result of merger transactions, intangible assets (primarily goodwill, core deposit intangibles and customer list) were created. The Non-GAAP disclosures are intended to eliminate the effects of the intangible assets and allow for better comparisons to periods when such assets did not exist. However, not all companies use the same calculation methods for the same non-GAAP measurements and therefore may not be comparable. The following table shows the adjustments made between the GAAP and NON-GAAP measurements:

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

Franklin Financial Services Corporation continued to deal with a sluggish real estate market in south central Pennsylvania and another year of low interest rates in 2012. The real estate market is still somewhat depressed and sales and prices have not begun to improve. This has had a negative effect on commercial and residential real estate projects in the Corporation’s market area and this led to an increasing level of nonperforming loans and other real estate owned (OREO). Because of this, the provision for loan losses exceeded $5 million for the year as the Bank addressed real estate related charge-offs. However, the provision for loan losses was $2.3 million less than in 2011. While the provision expense declined during the year, tax equivalent net interest income declined by $432 thousand, noninterest income declined by $749 thousand and noninterest expense increased by $2.3 million. Overall, net income in 2012 was $5.4 million, down $1.2 million (18%) from 2011. Diluted earnings per share were $1.32 in 2012 compared to $1.66 in 2011. The Corporation took a proactive step in 2012 by reducing the quarterly dividend by $.10 per share effective with the second quarter 2012 dividend. This action was taken as a preventive measure to preserve capital in a stressful economic environment. The 2012 dividend was $.78 per share compared to $1.08 per share the prior year. The balance sheet grew to $1.027 billion at year-end from $990.2 million the prior year. Loans balances declined by $13.5 million while deposits grew by $86.5 million in 2012. Shareholders’ equity increased during the year due to retained earnings and an additional $1.2 million investment by shareholders in the Corporation through the dividend reinvestment plan. Other key performance measurements are presented above in Item 6, Selected Financial Data.

A more detailed discussion of the areas that had the greatest effect on the reported results follows.

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

2012 versus 2011

Summary: The Corporation’s 2012 net interest income was virtually flat compared to 2011. Tax equivalent net interest income for the year was $33.9 million compared to $34.4 million in 2011, a decline of 1.3%. Despite an increase of $48.0 million in average earning assets for 2012 compared to 2011, the margin was negatively affected by the low interest rate environment that pushed asset yields down faster than liability costs. As a result, the net interest margin as a percentage of earning assets fell to 3.50% in 2012 compared to 3.73% in 2011. The larger balance sheet increased net interest income by $248 thousand, but lower rates drove net interest income down by $680 thousand, resulting in a net decline of $432 thousand year over year.

Assets:  Average interest earning assets for 2012 grew by 5.2% over the 2011 average. Despite the growth, lower yielding assets resulted in a decline of $2.6 million in interest income compared to 2011. The assets produced a yield of 4.22% compared to 4.73% in 2011. The mix of assets and lower rates resulted in $2.7 million less tax equivalent interest income than in 2011. Table 2 presents information on the affect that changes in volume (balance sheet size) and the changes in rates have on tax-equivalent interest income. Table 3 presents information on the average balance and yields on average earning assets.

Throughout the year, the Bank experienced strong deposit growth, but loan balances were down slightly and average investments increased minimally. Therefore, interest-bearing deposits at banks (the Bank’s lowest yielding asset class) absorbed the increase in funds and was $48.9 million more in 2012 than in the prior year.

The investment portfolio increased by $2.3 million on average with the allocation between taxable and nontaxable securities remaining fairly consistent. Low interest rates on new purchases have driven the yield on the portfolio down from 3.41% in 2011 to 2.96% in 2012. The Bank purchased $43.7 million in new securities during the year, primarily in the municipal and U.S. Agency mortgage backed securities sectors. The Bank is buying primarily for collateral purposes and it expects the majority of future purchases to be in these same investment sectors.

The loan portfolio averaged $761.5 million for 2012 and earned an average yield of 4.81%. Compared to 2011, the average balance declined by $3.2 million and the yield fell by .28%. The increase in the average balance of the commercial loan portfolio was not enough to offset the continued decline of consumer related loan balances. The loan portfolio generated $36.6 million of interest income, $2.3 million less than in 2011. Lower rates in 2012 were responsible for $2.0 million (85%) of the reduction in loan interest. In addition, the increase in the Bank’s nonperforming loans negatively affected interest income.

Commercial loans increased by $9.5 million over the 2011 average portfolio balance. Commercial lending activity was slow in 2012 and there was not a lot of opportunity to lend new dollars. New loans continued to be booked at lower rates and existing loans repriced downward. Approximately 83% of the commercial loan portfolio is variable rate tied to the “Prime” lending rate. With a forecast for an extended period of low rates, the use of floors has become more difficult to implement for the strongest credit customers with the negotiating power. The portfolio was also affected by several large municipal loans that refinanced via a bond issue at rates the Bank was unwilling to match. Like the overall loan portfolio, interest income from the commercial portfolio was negatively affected the most by lower rates in 2012.

For 2012, the average balance of the residential mortgage portfolio remained flat compared to the prior year after several years of declining balances. Mortgage lending was strong due to the low rates, and those consumers with good credit and equity in their homes, took advantage of refinancing opportunities. In 2012, the Bank held more of its mortgage production in its portfolio than in past years and this offset the amortization and pay-offs in the portfolio. The Bank did not retain all mortgages originated in 2012, only those identified as part of a selective retention program. The Bank expects to continue the selective retention program in 2013.

Consumer lending, including home equity products, continued to decline. Home equity products declined, on average by approximately $12 million compared to 2011 and the yield fell by .58%. The Bank’s home equity loan products are fixed rate and the home equity line of credit products are variable rate. Both products have seen new production rates decline, but the lower volume was the largest factor contributing to the decline in interest income on these products.

Liabilities: Interest-bearing liabilities increased 5.1% to $828.4 million on average for 2012. The cost of these funds fell from 1.16% in 2011 to .83% in 2012. Interest-bearing deposits increased 9.8% on average and the cost fell from .99% in 2011 to .70% in 2012. The cost of all interest-bearing liabilities decreased year over year and these rate reductions were the largest contributor to lower interest expense in 2012. Table 2 presents information on the affect that changes in volume (balances sheet size) and changes in rates have on interest expense. Table 3 presents information on the average balance and cost of interest-bearing liabilities.

The Money Management product continues to be the Bank’s largest funding source and it increased 18.4% on average over 2011. The rate on this product declined by .35% during the year and was the primary reason for the $718 thousand decrease in interest expense. All customer segments in this product grew during the year with the balance of the fully-insured option product more than doubling.

The sweep repurchase product declined by more than $8 million during the year and the rate fell by .10% to .15%. The balance of this product is highly dependent on the operating cash flow needs of its commercial users, but some money did move to the fully-insured Money Management product.

Long-term debt is comprised of advances from FHLB Pittsburgh. The Bank did not take any new advances during 2012. The decline in the average balance was primarily the result of the Bank pre-paying $33.1 million of debt that had scheduled maturities in 2012 and 2013. FHLB advances are the highest cost liability of the Bank. If these funds are replaced, the cost is expected to be less than the current cost. The Bank does not expect to take any new advances from FHLB in 2013.

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

Residential mortgage loans continued to run-off, decreasing approximately $6 million from the 2010 average balance of $66.1 to an average of $60.5 million in 2011. The Bank retained fewer of the mortgages it originates and the mortgages retained in 2011 were not sufficient to counter the run-off in the existing portfolio. The yield on these loans declined again in 2011, but the lower 2011 balance is the primary reason for the decline in interest income from mortgage loans.

Home equity loans and lines of credit declined for the second straight year in 2011. The yield on this product improved slightly due to a floor rate on some products. Lower volume was the main contributor to the decline in interest income from home equity products.

Liabilities: Average interest-bearing liabilities for 2011 declined slightly during the year to $788.1 million compared to $793.8 million in 2010. However, the reduction is due primarily to a significant decline in long-term debt that more than offset the increase in interest bearing deposits. Every deposit category, except time deposits, increased during the year. The Bank reduced the cost of deposits during the year and this had the biggest affect in reducing interest expense on deposits.

The Money Management product continued to grow and the average balance for 2011 increased by approximately $37 million. The Bank was able to reduce the rate on this product throughout the year and the reduction in interest expense from lower rates more than offset the growth; therefore, resulting in a decrease in interest expense of $424 thousand.

Time deposits (CDs) declined again for the second straight year. Time deposit balances are comprised of both retail and brokered CDs.

Repurchase balances held steady year over year after declining for three straight years. The interest expense and rate were unchanged from 2010.

Long-term debt is comprised of advances from FHLB Pittsburgh. The Bank did not take any new advances in 2011 and the lower balance is reflective of scheduled amortization, maturities and prepayments. The Bank prepaid $15.6 million in advances during 2011.

Table 1. Net Interest Income

(Dollars in thousands)	2012	% Change	2011	% Change	2010	% Change
Interest income	$39,142	(6.3)	$41,791	(3.4)	$43,284	(1.1)
Interest expense	6,890	(24.7)	9,154	(26.4)	12,443	(15.2)
Net interest income	32,252	(1.2)	32,637	5.8	30,841	6.0
Tax equivalent adjustment	1,683		1,730		1,061
Tax equivalent net interest income	$33,935	(1.3)	$34,367	7.7	$31,902	5.4

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

Table 2. Rate-Volume Analysis of Tax Equivalent Net Interest Income

	2012 Compared to 2011			2011 Compared to 2010
Increase (Decrease) due to:	Increase (Decrease) due to:			Increase (Decrease) due to:
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Interest-bearing obligations in other banks and Federal funds sold	$140	$8	$148	$26	$-	$26
Investment securities:
Taxable	(14)	(611)	(625)	(105)	(573)	(678)
Nontaxable	155	(61)	94	(85)	(253)	(338)
Loans:
Commercial, industrial and agricultural	454	(1,388)	(934)	1,736	(116)	1,620
Residential mortgage	12	(210)	(198)	(312)	(151)	(463)
Home equity loans and lines	(754)	(434)	(1,188)	(698)	276	(422)
Consumer	(60)	67	7	(528)	(41)	(569)
Loans	(348)	(1,965)	(2,313)	198	(32)	166
Total net change in interest income	(67)	(2,629)	(2,696)	34	(858)	(824)

Interest expense on:
Interest-bearing checking	10	(26)	(16)	16	(58)	(42)
Money market deposit accounts	512	(1,230)	(718)	449	(873)	(424)
Savings accounts	5	(6)	(1)	4	(20)	(16)
Time deposits	(115)	(626)	(741)	(412)	(902)	(1,314)
Securities sold under agreements to repurchase	(19)	(53)	(72)	(1)	-	(1)
Short-term borrowings	(1)	-	(1)	-	-	-
Long-term debt	(707)	(8)	(715)	(1,538)	46	(1,492)
Total net change in interest expense	(315)	(1,949)	(2,264)	(1,482)	(1,807)	(3,289)
Change in net interest income	$248	$(680)	$(432)	$1,516	$949	$2,465

The following table presents average balances, tax-equivalent (T/E) interest income and expense, and yields earned or rates paid on the assets or liabilities. All nontaxable interest income has been adjusted to a tax-equivalent basis, using a tax rate of 34%.

Table 3. Analysis of Net Interest Income

	2012			2011			2010
	Average	Income or	Average	Average	Income or	Average	Average	Income or	Average
(Dollars in thousands)	balance	expense	yield/rate	balance	expense	yield/rate	balance	expense	yield/rate

Interest-earning assets:
Interest-bearing obligations of other
banks and federal funds sold	$72,056	$207	0.29%	$23,129	$59	0.26%	$13,019	$33	0.25%
Investment securities:
Taxable	94,914	1,805	1.90%	95,462	2,430	2.55%	98,891	3,108	3.14%
Nontaxable	39,822	2,184	5.48%	37,015	2,090	5.65%	38,395	2,428	6.32%
Loans:
Commercial, industrial and agricultural	621,702	28,652	4.61%	612,201	29,586	4.83%	576,280	27,966	4.85%
Residential mortgage	60,704	3,094	5.10%	60,474	3,292	5.44%	66,126	3,755	5.68%
Home equity loans and lines	66,719	4,061	6.09%	78,691	5,249	6.67%	89,308	5,671	6.35%
Consumer	12,334	822	6.66%	13,278	815	6.14%	21,853	1,384	6.33%
Loans	761,459	36,629	4.81%	764,644	38,942	5.09%	753,567	38,776	5.15%

Total interest-earning assets	968,251	40,825	4.22%	920,250	43,521	4.73%	903,872	44,345	4.91%
Other assets	73,565			71,616			70,214
Total assets	$1,041,816			$991,866			$974,086

Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$122,870	86	0.07%	$110,707	102	0.09%	$98,648	144	0.15%
Money Management	366,857	2,446	0.67%	309,870	3,164	1.02%	272,559	3,588	1.32%
Savings	55,113	64	0.12%	51,143	65	0.13%	48,694	81	0.17%
Time	193,120	2,577	1.33%	200,306	3,318	1.66%	221,386	4,632	2.09%
Total interest-bearing deposits	737,960	5,173	0.70%	672,026	6,649	0.99%	641,287	8,445	1.32%

Securities sold under agreements to repurchase	51,558	78	0.15%	60,136	150	0.25%	60,262	151	0.25%
Short- term borrowings	-	-	-	192	1	0.74%	185	1	0.60%
Long- term debt	38,920	1,639	4.21%	55,705	2,354	4.23%	92,107	3,846	4.18%
Total interest-bearing liabilities	828,438	6,890	0.83%	788,059	9,154	1.16%	793,841	12,443	1.57%
Noninterest-bearing deposits	110,657			106,115			85,681
Other liabilities	13,170			12,120			13,083
Shareholders' equity	89,551			85,572			81,481
Total liabilities and shareholders' equity	$1,041,816			$991,866			$974,086
T/E net interest income/Net interest margin		33,935	3.50%		34,367	3.73%		31,902	3.53%
Tax equivalent adjustment		(1,683)			(1,730)			(1,061)
Net interest income		$32,252			$32,637			$30,841

Provision for Loan Losses

For 2012, the Bank recorded net charge-offs of $4.6 million compared to $6.6 million in 2011. The charge-offs were more than offset by the 2012 provision expense of $5.2 million and as a result, the allowance for loan losses (ALL) increased $656 thousand over year-end 2011. At December 31, 2012, the ALL was $10.4 million or 1.38% of total loans compared to a ratio 1.27% at the end of 2011. Nonperforming assets increased during the year and Management is closely monitoring the credit quality of the portfolio in order to ensure that an appropriate ALL is maintained. As part of this process, Management performs a comprehensive analysis of the loan portfolio considering delinquencies trends and events, current economic conditions, and other relevant factors to determine the adequacy of the allowance for loan losses and the provision for loan losses. For more information, refer to the Loan Quality discussion and Tables 12 -17.

Noninterest Income

2012 versus 2011

Summary:  Noninterest income totaled $9.5 million compared to $10.2 million in 2011, a decrease of 7.3%. Net expense on other real estate owned of $582 thousand and a nonrecurring recovery of $538 thousand in 2011 contributed to the majority of the decrease.

Investment and Trust Services: These fees are comprised of asset management fees, estate administration and settlement fees, employee benefit plans and commissions from the sale of insurance and investment products through the Bank’s Personal Investment Centers. Asset management fees are recurring in nature and are affected by the market value of the assets. Asset management fees were flat year over year at $3.2 million. Estate fees increased $186 thousand compared to 2011, while fees generated from the Personal Investment Centers decreased slightly due to lower commissions on the sale of investments. Trust assets under management were $520.4 million at year-end, compared to $481.5 million in 2011. The Bank continues to actively pursue new investment and trust accounts as some larger competitors have implemented a minimum account size that has caused some of these customers to look elsewhere for service.

Loan service charges: For the fourth consecutive year, this category remained flat, producing fees of $1.2 million in 2012 compared to $1.2 million in 2011. Fees earned for originating mortgages increased by $211 thousand, including an increase of $106 thousand for mortgages originated to be sold in the secondary market. Commercial loan service charges decreased compared to 2011 due to less prepayment fees. Consumer loan fees, including a debt protection program, totaled $136 thousand, down $32 thousand from 2011.

Mortgage banking fees: Mortgage banking activities consist primarily of servicing mortgage loans originated and sold by the Bank. Fees from servicing mortgages declined by $24 thousand as the portfolio of mortgages serviced for others ($46.1 million) continues to pay down. Loans originated for the secondary market are done on a fee basis and these fees are recorded in loan service charges. For loans that were previously sold with servicing retained, mortgage servicing rights (MSR) are recorded and represent the Bank’s rights to receive future fee income from servicing these loans. MSR are measured and carried at the lower of cost or market value and are amortized over the expected life of the asset. In 2012, the MSR amortization, net of impairment charges, was $133 thousand compared to $235 thousand in 2011. While the Bank does not expect to originate and sell mortgages with servicing retained in the future, it will retain the existing servicing portfolio until those loans are paid-off. See Note 9 of the accompanying consolidated financial statements for additional information on mortgage servicing rights.

Deposit fees: This category is comprised primarily of fees from overdrafts, an overdraft protection program, service charges, and account analysis fees. Total deposit fees fell by $217 thousand during the year. Contributing to this decrease was a reduction of $193 thousand in retail overdraft fees. In mid 2011, the Bank changed some of its overdraft processes so that it would be in compliance with new regulatory guidance and best practices, and these changes, while benefiting consumers, have reduced fee income. These changes included eliminating overdraft fees on items less than $5 and expanded counseling on account usage to customers who habitually overdraw their account. Commercial account analysis fees and overdrafts increased slightly during the year to $468 thousand. The Bank recorded $949 thousand in fees from a retail and commercial overdraft protection program compared to $912 thousand in 2011.

Debit card and other service charges and fees: Debit card income continues to be one the of best fee generators for the Bank. The Bank expects the upward trend in these fees to continue as more consumers and businesses have and use debit cards. Debit card fees are comprised of both a retail and business card program. The business debit card offers a cash back rewards program based on usage and it continues to grow in popularity. In total, debit card fees increased by approximately 13% in 2012 to $1.2 million. In July 2011, components of the Durbin Act went into effect that restricted interchange fees charged by banks. This price regulation is intended only for banks with assets greater than $10 billion. Even though the Bank is below the $10 billion threshold, it was uncertain if this change would eventually filter down to community banks. At this time, it appears as if the two-tier interchange pricing system is working and there has been no affect on the Bank’s debit card fees. Other fees and service charges increased $250 thousand primarily due to ATM interchange fees that were netted against ATM operating expenses in prior periods and included in noninterest expense. Also included in this category are fees for wire transfers, ATM activity fees and safe deposit box rentals.

Other real estate owned gains (losses), net: This category shows the net gains or losses on the sale of, or write-downs on, other real estate owned. A net loss of $582 thousand was recorded in 2012 compared to a net gain of $22 thousand in 2011. Included in the 2012 total is a write-down of $349 thousand in the fourth quarter of 2012 on Property 1 in Table 14 and a $217 thousand loss on a sale during the third quarter of 2012. Based on the level of other real estate owned at year-end 2012, the Bank expects expenses in this category for 2013 to be similar to 2012.

Other:  This category decreased due to a recovery of $538 thousand in 2011 related to prior period legal expenses as a lawsuit was decided in the Bank’s favor.

Securities gains and losses: In 2012, other-than-temporary-impairment charges of $100 thousand were recorded on three private label mortgage backed securities that were considered other than temporarily impaired. The 2011 OTTI charges of $240 thousand were recorded on three equity securities and two private label mortgage backed securities. Net securities gains were $44 thousand in 2012 compared to $157 thousand in 2011.

The following table presents a comparison of noninterest income for the years ended December 31, 2012 and 2011:

Table 4. Noninterest Income

	December 31		Change
(Dollars in thousands)	2012	2011	Amount	%
Noninterest Income
Investment and trust services fees	$4,087	$3,953	$134	3.4
Loan service charges	1,210	1,198	12	1.0
Mortgage banking activities	6	(72)	78	108.3
Deposit service charges and fees	1,925	2,142	(217)	(10.1)
Other service charges and fees	864	614	250	40.7
Debit card income	1,161	1,024	137	13.4
Increase in cash surrender value of life insurance	652	682	(30)	(4.4)
Other real estate owned gains (losses), net	(582)	22	(604)	(2,745.5)
Other	184	720	(536)	(74.4)
OTTI losses on securities	(265)	(594)	329	55.4
Less: Loss recognized in other comprehensive income (before taxes)	(165)	(354)	189	53.4
Net OTTI losses recognized in income	(100)	(240)	140	58.3
Securities gains (losses), net	44	157	(113)	(72.0)
Total noninterest income	$9,451	$10,200	$(749)	(7.3)

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

The following table presents a comparison of noninterest income for the years ended December 31, 2011 and 2010:

Table 4.1 Noninterest Income

	December 31		Change
(Dollars in thousands)	2011	2010	Amount	%
Noninterest Income
Investment and trust services fees	$3,953	$3,844	$109	2.8
Loan service charges	1,198	1,132	66	5.8
Mortgage banking activities	(72)	146	(218)	(149.3)
Deposit service charges and fees	2,142	2,390	(248)	(10.4)
Other service charges and fees	614	508	106	20.9
Debit card income	1,024	882	142	16.1
Increase in cash surrender value of life insurance	682	672	10	1.5
Other real estate owned gains (losses), net	22	-	22	100.0
Other	720	178	542	304.5
OTTI losses on securities	(594)	(1,373)	779	56.7
Less: Loss recognized in other comprehensive income (before taxes)	(354)	(314)	(40)	(12.7)
Net OTTI losses recognized in income	(240)	(1,059)	819	77.3
Securities gains (losses), net	157	673	(516)	(76.7)
Total noninterest income	$10,200	$9,366	$834	8.9

Noninterest Expense

2012 versus 2011

Summary:  Noninterest expense increased by 8.0% to $30.6 million compared to $28.3 million in 2011. Salary and benefit expense contributed $1.4 million of the increase.

Salaries and benefits:  This category is the largest noninterest expense category and increased by $1.4 million, or approximately 9% in 2012. The largest contributors to this increase are salary expense and pension expense. Salary expense increased by $882 thousand due primarily to normal changes in staffing levels and salary adjustments. Pension expense increased $368 thousand over 2011 due to the continued low interest rate environment. The Bank took several actions in 2012 to reduce its future pension costs, and expects the 2013 pension cost to be approximately $400 thousand less than 2012. See Note 15 of the accompanying consolidated financial statements for additional information on benefit plans. The expense for all other employee benefits remained consistent with 2011 levels, including health insurance, which increased only $28 thousand over 2011.

Advertising:  Advertising costs increased by $66 thousand over 2011. Advertising and promotion efforts in 2012 focused on brand recognition in our various markets and a deposit acquisition campaign designed to take advantage of some local deposit market disruption. In 2012, a new community office opened in Mechanicsburg, PA and special promotional efforts were taken to announce and market its opening. In addition, the Bank released a new version of its website (www.fmtrustonline.com) and introduced a mobile banking application in early 2013. The expenses associated with these projects were recognized in 2012.

Legal and professional fees: This category consists of fees paid to outside legal counsel, consultants, and audit fees. These fees increased slightly over 2011. Internal and external audit fees remained flat over 2011 and consulting fees increased $19 thousand, primarily due to external loan review services.

Data processing: The largest cost in this category is the expense associated with the Bank’s core processing system and accounted for $1.2 million of the total data processing cost of $1.6 million. In July 2011, the Bank changed its core processing system to FIS and its IBS product.

Other:  Other noninterest expense was $4.0 million in 2012, representing just a 1.9% increase over 2011. The Bank continued to prepay FHLB debt in 2012 and incurred $439 thousand in penalties compared to $344 thousand in 2011. Prepaying these advances will help future earnings. Charitable donations to local organizations, loan collection, and the Bank’s capital stock tax increased over 2011, while postage costs decreased. Loan collection and foreclosure expense was $304 thousand in 2012 compared to $288 thousand in 2011. As the Bank works through its problem loans, this expense is not expected to decline in 2013.

The following table presents a comparison of noninterest expense for the years ended December 31, 2012 and 2011:

Table 5. Noninterest Expense

(Dollars in thousands)	December 31		Change
Noninterest Expense	2012	2011	Amount	%
Salaries and benefits	$16,626	$15,195	$1,431	9.4
Net occupancy expense	2,024	2,006	18	0.9
Furniture and equipment expense	875	837	38	4.5
Advertising	1,401	1,335	66	4.9
Legal and professional fees	1,170	1,069	101	9.4
Data processing	1,642	1,462	180	12.3
Pennsylvania bank shares tax	745	681	64	9.4
Intangible amortization	435	446	(11)	(2.5)
FDIC insurance	1,093	1,084	9	0.8
ATM/debit card processing	630	332	298	89.8
Other	3,960	3,886	74	1.9
Total noninterest expense	$30,601	$28,333	$2,268	8.0

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

Other:  Other noninterest expense was $3.9 million in 2011, increasing $795 thousand from $3.1 million in 2010. In 2011, the Bank prepaid three high-rate FHLB advances and incurred penalties of $344 thousand. Increases were also recorded in charitable donations to local organizations, loan collection and foreclosure expense, and expenses related to a new reporting format required by the SEC. Loan collection and foreclosure expense was $288 thousand in 2011.

The following table presents a comparison of noninterest expense for the years ended December 31, 2011 and 2010:

Table 5.1 Noninterest Expense

(Dollars in thousands)	December 31		Change
Noninterest Expense	2011	2010	Amount	%
Salaries and benefits	$15,195	$13,592	$1,603	11.8
Net occupancy expense	2,006	1,962	44	2.2
Furniture and equipment expense	837	781	56	7.2
Advertising	1,335	1,342	(7)	(0.5)
Legal and professional fees	1,069	1,505	(436)	(29.0)
Data processing	1,462	1,617	(155)	(9.6)
Pennsylvania bank shares tax	681	610	71	11.6
Intangible amortization	446	457	(11)	(2.4)
FDIC insurance	1,084	1,178	(94)	(8.0)
ATM/debit card processing	332	288	44	15.3
Other	3,886	3,091	795	25.7
Total noninterest expense	$28,333	$26,423	$1,910	7.2

Provision for Income Taxes

The Corporation recorded a Federal income tax expense of $512 thousand in 2012 compared to $411 thousand in 2011 and $2.9 million in 2010. The effective tax rate for 2012, 2011 and 2010 was 8.7%, 5.9% and 27.8%, respectively. With pretax income $1.1 million less than in 2011, the Corporation’s tax- free income had a larger effect on income tax than it did in 2011. The 2012 tax-free benefit from tax-free assets was approximately 29% of pretax income compared to approximately 25% in 2011. In addition, a tax adjustment in 2011 artificially reduced the effective tax rate in 2011. During the second quarter of 2011, an internal review discovered that tax-exempt commercial loans booked in the fourth quarter of 2008, during 2009, 2010 and the first quarter of 2011 were not properly coded as tax-exempt in the Bank’s core processing system. This resulted in the income from these loans being recorded as taxable income and the benefit of the tax-exempt status was not reflected in the Corporation’s income tax calculation. After a thorough review of the affected loans to determine the unrecorded tax benefit, and consultation with the Corporation’s internal and external audit firms, the Corporation deemed the adjustment to be immaterial to the consolidated financial statements for the current and prior years and therefore, no prior period adjustment was required. The Corporation recorded the past income tax benefits during the second quarter of 2011. The adjustment to income tax expense made in the second quarter was a credit of approximately $660 thousand attributable to the years 2008, 2009 and 2010 and approximately $95 thousand attributable to the first quarter of 2011. This adjustment is reflected in the 2011 income tax expense. Had the tax adjustment of $660 thousand been allocated proportionally to the years it was generated, the effective tax rate for 2011 and 2010 would have been 15.3% and 24.1%, respectively. For a more comprehensive analysis of Federal income tax expense refer to Note 12 of the accompanying financial statements.

Financial Condition

One method of evaluating the Corporation’s condition is in terms of its sources and uses of funds. Assets represent uses of funds while liabilities represent sources of funds. At December 31, 2012, total assets increased approximately 4% over the prior year to $1.027 billion compared to $990.2 million, at the end of 2011.

Interest Bearing Deposits in Other Banks:

This asset increased by $40.0 million year over year and averaged $72.1 million for the year. The large increase during the year is due to a significant growth in deposits coupled with a reduction in loans. At year-end, approximately $10 million was held by other banks in the form of certificates of deposit or money market accounts. Approximately $45 million was held at the Federal Reserve.

Investment Securities:

The investment portfolio serves as a mechanism to invest funds if funding sources out pace lending activity, to provide liquidity for lending and operations, and provide collateral for deposits and borrowings. The Corporation invests in taxable and tax-free debt securities, and equity securities as part of its investment strategy. The mix of taxable and tax-free debt securities are determined by the Bank’s Investment Committee and investing decisions are made as a component of balance sheet management. Debt securities include U.S. Government Agencies, U.S. Government Agency mortgage-backed securities, non-agency mortgage-backed securities, state and municipal government bonds, corporate debt and trust preferred securities. The equity portfolio consists of bank stocks only and is considered to be longer-term with a focus on capital appreciation. Tables 6 - 9 provide additional detail about the investment portfolio. All securities are classified as available for sale and all investment balances refer to fair value.

The following table presents amortized cost and estimated fair value of investment securities by type at December 31 for the past three years:

Table 6. Investment Securities at Amortized Cost and Estimated Fair Value

	2012		2011		2010
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
(Dollars in thousands)
Equity securities	$2,104	$1,941	$2,105	$1,759	$4,126	$3,638
U.S. Government agency securities	12,657	12,809	13,159	13,229	14,780	14,785
Municipal securities	58,395	61,216	42,490	45,081	39,477	39,952
Corporate debt securities	1,005	994	2,484	2,414	2,647	2,665
Trust preferred securities	5,905	4,830	5,890	4,618	5,875	4,197
Agency mortgage-backed securities	48,121	49,066	54,314	55,285	47,239	48,297
Private-label mortgage-backed securities	2,539	2,426	3,366	2,867	4,424	4,029
Asset-backed securities	59	46	66	48	74	53
	$130,785	$133,328	$123,874	$125,301	$118,642	$117,616

The following table presents analysis of investment securities at December 31, 2012 by maturity, and the weighted average yield for each maturity presented. The yields presented in this table are calculated using tax-equivalent interest and the amortized cost.

Table 7. Maturity Distribution of Investment Portfolio

			After one year		After five years		After ten
	One year or less		through five years		through ten years		years		Total
	Fair		Fair		Fair		Fair		Fair
(Dollars in thousands)	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
Available for Sale
U.S. Government agency securities	$-	-	$2,295	0.98%	$3,432	1.74%	$7,082	0.86%	$12,809	1.12%
Municipal securities	4,707	3.29%	11,606	5.83%	19,128	4.95%	25,775	4.34%	61,216	4.73%
Corporate debt securities	-	-	994	0.63%	-	-	-	-	994	0.63%
Trust preferred securities	-	-	-	-	-	-	4,830	1.69%	4,830	1.69%
Agency mortgage-backed securities	-	-	178	6.18%	2,040	3.79%	46,848	1.15%	49,066	1.28%
Private-label mortgage-backed securities	-	-	-	-	-	-	2,426	5.66%	2,426	5.66%
Asset-backed securities	32	0.44%	-	-	-	-	14	4.27%	46	1.30%
	$4,739	3.27%	$15,073	4.75%	$24,600	4.41%	$86,975	2.13%	$131,387	2.90%

As shown in Table 3, the average balance of the investment portfolio was $134.7 million for the year, only slightly higher than the prior year average balance. As interest rates continue to remain low, cash flow was reinvested in the portfolio at lower rates and the yield on the portfolio continued to decline. The yield declined to 2.96% for 2012 compared to 3.41% in 2011. The taxable to tax-free mix of the portfolio remained essentially the same over the prior year. Likewise, U.S. Agency mortgage backed securities and municipal bonds continue to comprise the largest sectors by fair value of the portfolio, 83% in total. The Bank expects that the portfolio will continue to remain concentrated in these investment sectors. The portfolio produced $35.7 million in cash flow in 2012 while $43.7 million was invested into the portfolio during the year. The majority of the investment purchases were made to maintain collateral positions. For the year, the Corporation recorded net securities gains of $44 thousand and other-than-temporary impairment charges of $100 thousand.

Equities: The equity portfolio is comprised entirely of bank stocks with the Bank and the Corporation each holding separate portfolios. The stocks held in the portfolio range from community banks to large national banks.

Municipal Bonds: The Bank’s municipal bond portfolio is well diversified geographically and is comprised primarily of tax-exempt general obligation bonds (68% of the portfolio). The portfolio holds one hundred eight separate issues within twenty-seven states. The largest dollar exposure is to issuers in the state of Texas ($9.8 million / 19 issues) and Pennsylvania ($7.1 million / 11 issues). The majority of the bonds have either private bond insurance or have some other type of credit enhancement. The portfolio contains eighteen taxable municipal bonds with a fair value of $16.8 million. When purchasing municipal bonds, the Bank looks primarily to the underlying credit of the issuer as a sign of credit quality and then to any credit enhancement. Approximately $51 million of the portfolio is rated “A” or higher by Moody. The Bank owns five issues for $2.0 million that are not rated by a nationally recognized rating agency. The Bank holds eight Build America Bonds on which the issuer receives a federal interest subsidy for the interest payable on the bond. As Congress debated the “fiscal cliff” at the end of 2012, the federal spending cuts mandated to take effect in 2013, and which would have resulted in the end of this federal direct pay interest subsidy, were not implemented. However, action on this issue was simply delayed until March 2013 and if implemented, these cuts could trigger a call provision on the bonds at prices that may result in a loss to the Bank.

Corporate Bonds: There is one variable rate bond in the corporate bond portfolio in the financial services sector. This bond is rated A3 by Moody’s.

Trust Preferred Bonds: The following table provides additional detail about the Bank’s trust preferred securities at December 31, 2012. The holdings remain the same as at the prior year end, but the unrealized loss has declined from $1.2 million to $1.1 million. The credit ratings for each bond are similar to the rating one year prior. Trust preferred securities are typically issued by a subsidiary grantor trust of a bank holding company, which uses the proceeds of the equity issuance to purchase deeply subordinated debt issued by the bank holding company. Trust-preferred securities can reflect single entity issues or a group of entities (pooled trust preferred). Pooled trust preferred securities have been the subject of significant write-downs due in some cases from the default of one issuer in the pool that then impairs the entire pool. Because of recent financial conditions, most trust preferred securities have realized a significant decline in value, but market prices continue to improve slowly. All of the Bank’s issues are single issuer, variable rate notes with long final maturities (2027-2028) that continue to pay dividends.

Table 8. Trust Preferred Securities

(Dollars in thousands)
Deal Name	Single Issuer or Pooled	Class	Amortized Cost	Fair Value	Gross Unrealized Gain (Loss)	Lowest Credit Rating Assigned	Number of Banks Currently Performing	Deferrals and Defaults as % of Original Collateral	Expected Deferral/ Defaults as a Percentage of Remaining Performing Collateral

Huntington Cap Trust	Single	Preferred Stock	$933	$733	$(200)	BB	1	None	None
Huntington Cap Trust II	Single	Preferred Stock	880	719	(161)	BB	1	None	None
BankAmerica Cap III	Single	Preferred Stock	958	752	(206)	BB	1	None	None
Wachovia Cap Trust II	Single	Preferred Stock	274	243	(31)	BBB+	1	None	None
Corestates Captl Tr II	Single	Preferred Stock	928	808	(120)	BBB+	1	None	None
Chase Cap VI JPM	Single	Preferred Stock	959	811	(148)	BBB	1	None	None
Fleet Cap Tr V	Single	Preferred Stock	973	764	(209)	BB	1	None	None
			$5,905	$4,830	$(1,075)

Mortgage-backed Securities: This sector holds $51.5 million or 39% of the total portfolio. The majority of this sector ($49.1 million) is comprised of U.S. Government Agency MBS. In addition, the Bank holds six private label mortgage-backed securities (PLMBS) with a fair value of $2.4 million and an amortized cost of $2.5 million. The PLMBS bonds paid down by more than $1 million in 2012 and one issue paid off during the year.

The Bank’s PLMBS portfolio is comprised primarily of Alt-A loans. Alt-A loans are first-lien residential mortgages that generally conform to traditional “prime” credit guidelines; however, loan factors such as the loan-to-value ratio, loan documentation, occupancy status or property type cause these loans not to qualify for standard underwriting programs. The Alt-A product in the Bank’s portfolio is comprised of fixed-rate mortgages that were originated between 2003 and 2006 and all were originally rated AAA. The bonds issued in 2006 are experiencing the highest delinquency and loss rates. All of these bonds originally had some type of credit support tranche to absorb any loss prior to losses at the senior tranche held by the Bank, but this has eroded completely on some bonds as they have started to experience losses. The Bank recorded other-than-temporary impairment charges of $100 thousand on three PLMBS bonds in 2012. Based on the performance of some the PLMBS, it appears as if the underwriting standards that were represented in the offering, and resulted in the AAA rating, were not followed. As a result, the Bank purchased some securities based on these misrepresentations, and it is most likely that these securities would not have been purchased had all the information been reported correctly. The Bank is participating in a lawsuit against certain issuers related to these misrepresentations. The following table provides additional detail about the Bank’s PLMBS at December 31, 2012.

Table 8.1 Private Label Mortgage Backed Securities

(Dollars in thousands)				Gross				Cumulative
	Origination	Amortized	Fair	Unrealized	Collateral	Lowest Credit	Credit	OTTI
Description	Date	Cost	Value	Gain (Loss)	Type	Rating Assigned	Support %	Charges
RALI 2004-QS4 A7	3/1/2004	$320	$316	$(4)	ALT A	BBB+	11.98	$-
MALT 2004-6 7A1	6/1/2004	541	551	10	ALT A	CCC	12.13	-
RALI 2005-QS2 A1	2/1/2005	450	433	(17)	ALT A	C	6.61	-
RALI 2006-QS4 A2	4/1/2006	704	637	(67)	ALT A	D	-	278
GSR 2006-5F 2A1	5/1/2006	147	146	(1)	Prime	D	-	15
RALI 2006-QS8 A1	7/28/2006	377	343	(34)	ALT A	D	-	197
		$2,539	$2,426	$(113)				$490

Impairment:

Table 9 reflects the temporary impairment in the investment portfolio (excluding restricted stock), aggregated by investment category, length of time that individual securities have been in a continuous unrealized loss position and the number of securities in each category as of December 31, 2012 and 2011.

The condition of the portfolio at year-end 2012 as measured by the dollar amount of temporarily impaired securities remained virtually unchanged from the prior year; however, the amount of unrealized losses is $738 thousand less than one year ago. The sectors with the largest improvement in unrealized loss are PLMBS and Trust Preferred securities. Contributing to the improvement in PLMBS was an OTTI charge of $100 thousand taken in 2012. Trust preferred securities continue to represent the largest component (62%) of the total portfolio unrealized loss.

For securities with an unrealized loss, Management applies a systematic methodology in order to perform an assessment of the potential for other-than-temporary impairment. In the case of debt securities, investments considered for other-than-temporary impairment: (1) had a specified maturity or repricing date; (2) were generally expected to be redeemed at par, and (3) were expected to achieve a recovery in market value within a reasonable period of time. In addition, the Bank considers whether it intends to sell these securities or whether it will be forced to sell these securities before the earlier of amortized cost recovery or maturity. Equity securities are assessed for other-than-temporary impairment based on the length of time of impairment, dollar amount of the impairment and general market and financial conditions relating to specific issues. The impairment identified on debt and equity securities and subject to assessment at December 31, 2012, was deemed to be temporary and required no further adjustments to the financial statements, unless otherwise noted.

Table 9. Temporary Impairment

	December 31, 2012
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

Equity securities	$226	$(20)	3	$1,236	$(235)	13	$1,462	$(255)	16
U.S. Government agency securities	938	(1)	1	3,346	(3)	6	4,284	(4)	7
Municipal securities	8,789	(163)	10	-	-	-	8,789	(163)	10
Corporate debt securities	-	-	-	994	(11)	1	994	(11)	1
Trust preferred securities	-	-	-	4,830	(1,075)	7	4,830	(1,075)	7
Agency mortgage-backed securities	6,869	(68)	8	2,664	(16)	6	9,533	(84)	14
Private-label mortgage-backed securities	-	-	-	1,875	(123)	5	1,875	(123)	5
Asset-backed securities	-	-	-	46	(13)	3	46	(13)	3
Total temporarily impaired securities	$16,822	$(252)	22	$14,991	$(1,476)	41	$31,813	$(1,728)	63

	December 31, 2011
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

Equity securities	$394	$(111)	3	$864	$(246)	13	$1,258	$(357)	16
U.S. Government agency securities	6,068	(3)	5	1,321	(2)	5	7,389	(5)	10
Municipal securities	579	(7)	1	-	-	-	579	(7)	1
Corporate debt securities	-	-	-	1,889	(119)	2	1,889	(119)	2
Trust preferred securities	-	-	-	4,618	(1,272)	7	4,618	(1,272)	7
Agency mortgage-backed securities	12,452	(156)	12	1,174	(32)	1	13,626	(188)	13
Private-label mortgage-backed securities	1,057	(36)	2	1,636	(464)	4	2,693	(500)	6
Asset-backed securities	-	-	-	48	(18)	3	48	(18)	3
Total temporarily impaired securities	$(20,550)	$(313)	23	$11,550	$(2,153)	35	$32,100	$(2,466)	58

The unrealized loss in the trust preferred sector declined by approximately $200 thousand compared to the prior year-end and market prices continued to show improvement during 2012. All of the Bank’s trust preferred securities are variable rate notes with long maturities (2027 – 2028) from companies that received money (and in some cases paid back) from the Troubled Asset Relief Program (TARP), continue to pay dividends and have raised capital. The credit ratings on this portfolio are similar to the prior year and no bonds have missed or suspended any payments. At December 31, 2012, the Bank believes it will be able to collect all interest and principal due on these bonds and no other-than-temporary-impairment charges were recorded. For additional detail on the Bank’s trust preferred securities see Table 8.

The PLMBS sector continues to show a gross unrealized loss of $123 thousand on five securities. The majority of this sector is comprised of “Alt-A” PLMBS. These bonds were all rated AAA at time of purchase but have since experienced rating declines. Some have experienced increased delinquencies and defaults, while others have seen the credit support increase as the bonds paid-down. The Bank monitors the performance of the Alt-A investments on a regular basis and reviews delinquencies, default rates, credit support levels and various cash flow stress test scenarios. In determining the credit related loss, Management considers all principal past due 60 days or more as a loss. If additional principal moves beyond 60 days past due, it will also be considered a loss. As a result of the analysis on PLMBS it was determined that three bonds contained losses that were considered other-than-temporary. Management determined $100 thousand was credit related and therefore, recorded an impairment charge of $100 thousand against earnings in 2012. The market for PLMBS continues to be weak and Management believes that this factor accounts for a portion of the unrealized losses that is not attributable to credit issues. Management continues to monitor these securities and it is possible that additional write-downs may occur if current loss trends continue. The Bank is participating in a class-action lawsuit against one PLMBS servicer that centers on defective warranties and representations made as part of the underwriting process. The resolution of this action is unknown at this time. For additional detail on the Bank’s PLMBS see Table 8.1.

The Bank held $3.6 million of restricted stock at the end of 2012. The restricted stock is comprised primarily of an investment in the Federal Home Loan Bank of Pittsburgh (FHLB). FHLB stock is carried at a cost of $100 per share. In 2008, FHLB announced a capital restoration plan that resulted in it discontinuing paying dividends and repurchasing excess capital stock from its members. However, during 2012, FHLB repurchased $1.5 million in stock as part of special repurchases and paid a small dividend. However, FHLB has not indicated that it has returned to its prior practice of repurchasing excess capital stock. As of December 31, 2012, the Bank held $1.6 million in FHLB stock in excess of what it would have been required to hold prior to the suspension of the stock repurchase plan. FHLB stock is evaluated for impairment primarily based on an assessment of the ultimate recoverability of its cost. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support it operations. There is not a public market for FHLB stock and the benefits of FHLB membership (e.g., liquidity and low cost funding) add value to the stock beyond purely financial measures. If FHLB stock were deemed to be impaired, the write-down for the Bank could be significant. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment.

Loans:

Average gross loans for 2012 decreased by $3.2 million to $761.5 million compared to $764.6 million in 2011. Commercial loans were the only loan category to show an increase in average balances during the year, but the increase was more than offset by a decline in average mortgage and consumer loans during the year. The yield on the portfolio declined again in 2012 after another year of low interest rates, dropping from 5.09% in 2011 to 4.81% in 2012. Table 3 presents detail on the 2012 average balances and yields earned on loans. The following table shows loans outstanding, by primary collateral, as of December 31 for the past 5 years.

Table 10. Loan Portfolio

	December 31
(Dollars in thousands)	2012		2011		2010		2009		2008
	Balance	% Change	Balance	% Change	Balance	% Change	Balance	% Change	Balance
Residential real estate 1-4 family
Consumer first lien	$93,790	8.1	$86,767	(11.9)	$98,528	(11.4)	$111,252	(12.1)	$126,524
Consumer junior lien and lines of credit	35,494	(11.9)	40,290	(11.8)	45,669	(12.0)	51,903	(10.7)	58,113
Total consumer	129,284	1.8	127,057	(11.9)	144,197	(11.6)	163,155	(11.6)	184,637

Commercial first lien	60,809	10.3	55,130	20.9	45,600	46.7	31,078	14.6	27,130
Commercial junior liens and lines of credit	6,794	(13.4)	7,846	(28.8)	11,025	15.4	9,557	132.1	4,118
Total commercial	67,603	7.3	62,976	11.2	56,625	39.4	40,635	30.0	31,248
Total residential real estate 1-4 family	196,887	3.6	190,033	(5.4)	200,822	(1.5)	203,790	(5.6)	215,885

Residential real estate construction
Consumer purpose	3,255	135.7	1,381	(27.2)	1,897	7.5	1,765	332.6	408
Commercial purpose	12,177	(38.8)	19,901	(74.4)	77,660	(6.3)	82,884	14.5	72,410
Total residential real estate construction	15,432	(27.5)	21,282	(73.2)	79,557	(6.0)	84,649	16.2	72,818

Commercial, industrial and agricultural real estate	363,874	1.4	358,974	18.0	304,195	7.2	283,839	23.6	229,673
Commercial, industrial and agricultural	166,734	(8.7)	182,694	24.6	146,672	1.8	144,035	8.8	132,368
Total commercial industrial and agricultural	530,608	(2.0)	541,668	20.1	450,867	5.4	427,874	18.2	362,041
Consumer	10,652	(20.7)	13,427	(22.8)	17,396	(25.2)	23,250	(8.7)	25,473
Total loans	753,579	(1.7)	766,410	2.4	748,642	1.2	739,563	9.4	676,217
Less: Allowance for loan losses	(10,379)	6.7	(9,723)	10.5	(8,801)	(1.5)	(8,937)	21.5	(7,357)
Net loans	$743,200	(1.8)	$756,687	2.3	$739,841	1.3	$730,626	9.2	$668,860

Residential real estate: This category is comprised of consumer purpose loans secured by residential real estate and to a lesser extent, commercial purpose loans secured by residential real estate. The consumer purpose category represents traditional residential mortgage loans and home equity products (primarily junior liens and lines of credit). Total residential real estate loans increased slightly over 2011 as the result of an increase in both residential and commercial first lien mortgages. The Bank retained more consumer mortgages in its portfolio in 2012 than in 2011 when all production was sold in the secondary market. The loans that were retained were identified as part of a selective retention program designed to hold mortgages the Bank believes will have a shorter than average life. The Bank expects to continue the selective retention program in 2013 and for this balance to increase in 2013. However, if the volume of new mortgages booked is not sufficient to offset the amortization in the portfolio, the balance will decline again in 2013. In 2012, the Bank originated $52.1 million in mortgages, including approximately $13 million for a fee through a third party brokerage agreement. The Bank does not originate or hold any loans that would be considered sub-prime or Alt-A, and does not generally originate mortgages outside of its primary market area.

Home equity lending has continued to be slow and the Bank has seen both the fixed rate loan product and the variable rate line product decline again in 2012. Many consumers have seen equity in their homes disappear or have been reluctant to borrow due to uncertainty in the economy. Despite low rates, the Bank expects that home equity lending will not pick up significantly until the overall economy improves.

Commercial purpose loans in this category represent loans made for various business needs, but are secured with residential real estate. In addition to the real estate collateral, it is possible that additional security is provided by personal guarantees or UCC filings. These loans are underwritten as commercial loans and are not originated to be sold.

Residential real estate construction: The largest component of this category represents loans to residential real estate developers ($12.1 million), while loans for individuals to construct personal residences totaled $3.3 million at December 31, 2012. This category continued to decline again in 2012 as the residential real estate market for new construction is still slow. The Bank’s exposure to residential construction loans is concentrated primarily in south central Pennsylvania. Real estate construction loans, especially land development loans, frequently provide an interest reserve in order to assist the developer during the development stage when minimal cash flow is generated. All real estate construction loans are underwritten in the same manner, regardless of the use of an interest reserve. At December 31, 2012, the Bank had $8.9 million in residential real estate construction loans funded with an interest reserve and capitalized $230 thousand of interest from these reserves on active projects in 2012. Real estate construction loans are monitored on a regular basis by either an independent third party inspector or the assigned loan officer depending on loan amount or complexity of the project. This monitoring process includes at a minimum, the submission of invoices and AIA documents of costs incurred by the borrower, on-site inspections, and a signature by the assigned loan officer for disbursement of funds.

Commercial loans: Commercial loans continue to be the largest loan category on the balance sheet; however, these loans declined 2% compared to the end of 2011. In 2012, the Bank approved approximately $124 million in commercial loans and commitments with approximately $106 million in new money advances. Low rates continue to make variable rate loans attractive to borrowers. However, in today’s low rate environment, the extremely low rates squeeze loan profitability. As a result, the Bank continues to try to impose rate floors on most new and refinanced loans during the year. The competition for good quality loans continues to be strong with the best customers able to attract multiple offers. The Bank offers competitive products, but believes it is not always in the best long-term interest of the Bank to match every competitive offer.

Commercial real estate (CRE): This cateogory includes commercial, industrial, farm and agricultural loans, where real estate serves as the primary collateral for the loan. This loan category increased only 1.4% over the prior year. The largest sectors (by collateral) in the commercial real estate category are: hotels and motels ($44.0 million), office buildings ($41.7 million), farm land ($41.0 million) and shopping centers ($25.7 million). New loan production was nearly offset entirely by amortizations and payoffs during the year. In addition, the Bank transferred $3.6 million from this category to OREO in 2012 which also offset any growth in the portfolio.

Commercial (C&I): This category includes commercial, industrial, farm, agricultural, and municipal loans. Collateral for these loans may include business assets or equipment, personal guarantees, or other non-real estate collateral. C&I loans decreased $16.0 million during 2012. This decline was driven primarily by a decrease in municipal loans of $14.2 million due to two large accounts refinancing with a bond issue during the year. The largest sectors (by industry) are: municipal loans ($43.4 million), manufacturing ($28.3 million), retail trades ($17.2 million), utilities ($14.9 million) and construction ($14.9 million).

The Bank is active in its market in pursuing commercial lending opportunities, but supplements in-market growth with purchased loan participations. The Bank purchases commercial loan participations in an effort to increase its commercial lending and diversify its loan mix, both geographically and by industry sector. Purchased loans are originated primarily within the south central Pennsylvania market and are purchased from only a few select counter parties. These loans usually represent an opportunity to participate in larger credits that are not available in market, with the benefit of lower origination and servicing costs. In 2012, the Bank purchased $12.4 million of loan participations and commitments, with $11.2 million secured by real estate collateral. The amount purchased in 2012 is less than the amount of participations purchased in 2011. At December 31, 2012, the Bank held $142.9 million in purchased loan participations in its portfolio compared to $152.9 million at the prior year-end. The Bank expects that commercial lending will continue to be the primary area of loan growth in the future via in-market and loan participation activity. To enhance these growth opportunities, the Bank continues to partner with two Small Business Development Centers at local universities and is a designated Small Business Administration lender.

Consumer loans: This category is comprised of direct, indirect (primarily automobile) and unsecured personal lines of credit and continues to show a downward trend in outstanding balances. This category declined by $2.8 million from 2011. Most of the decrease occurred in the indirect lending portfolio. The Bank’s indirect lending portfolio is $1.4 million, down from approximately $3.7 million at year-end 2011. The Bank exited this line of business in the first quarter of 2010 and no new originations have been booked since then. This portfolio also contains $3.4 million of unsecured personal lines of credit and this balance is virtually unchanged from the prior year-end. With exiting the indirect lending business, the unwillingness of consumers to increase their debt, and the highly price competitive nature of consumer lending, the consumer portfolio is expected to continue to run-down throughout 2013.

The following table presents the stated maturities (or earlier call dates) of selected loans as of December 31, 2012. Residential mortgage and consumer loans are excluded from the presentation.

Table 11. Maturities and Interest Rate Terms of Selected Loans

	Less than		Over
(Dollars in thousands)	1 year	1-5 years	5 years	Total
Loans with fixed rates	$20,229	$33,837	$40,936	$95,002
Loans with variable rates	124,518	64,810	261,710	451,038
	$144,747	$98,647	$302,646	$546,040

Loans with fixed and variable interest rates at December 31, 2012 are shown below:

	Less than		Over
(Dollars in thousands)	1 year	1-5 years	5 years	Total
Loans:
Residential real estate construction	$13,267	$1,668	$497	$15,432
Commercial, industrial and agricultural real estate	73,297	50,699	239,878	363,874
Commercial, industrial and agricultural	58,183	46,280	62,271	166,734
	$144,747	$98,647	$302,646	$546,040

Loan Quality:

Management utilizes a risk rating scale ranging from 1 (Prime) to 9 (Loss) to evaluate loan quality. This risk rating scale is used primarily for commercial purpose loans. Consumer purpose loans are identified as either a pass or substandard rating. Substandard consumer loans are loans that are 90 days or more past due and still accruing. Loans rated 1 – 4 are considered pass credits. Loans that are rated 5 are pass credits, but have been identified as credits that are likely to warrant additional attention and monitoring. Loans rated 6 (Other Assets Especially Mentioned - OAEM) or worse begin to receive enhanced monitoring and reporting by the Bank. Loans rated 7 (Substandard) or 8 (Doubtful) exhibit the greatest financial weakness and present the greatest possible risk of loss to the Bank. Nonaccrual loans are rated no better than 7. The following factors represent some of the factors used in determining the risk rating of a borrower: cash flow, debt coverage, liquidity, management, and collateral. Risk ratings, for pass credits, are generally reviewed annually for term debt and at renewal for revolving or renewing debt. The Bank monitors loan quality by reviewing four measurements: (1) loans rated 6 (OAEM) or worse (collectively “watch list”), (2) delinquent loans, (3) other real estate owned (OREO), and (4) net-charge-offs. Management compares trends in these measurements with the Bank’s internally established targets, as well as its national peer group.

Watch list loans exhibit financial weaknesses that increase the potential risk of default or loss to the Bank. However, inclusion on the watch list, does not by itself, mean a loss is certain. The watch list includes both performing and nonperforming loans. Watch list loans totaled $104.3 million at year-end compared to $95.7 million at the prior year end. The watch list is comprised of $32.7 million rated 6, $68.8 million rated 7 and $2.8 million rated 8. The loan, rated 8, represents one loan of a total $8.1 million relationship (see Table 13, credit 8) and is secured by land for a residential real estate development. When initially rated an 8 at September 30, 2012, there was not sufficient collateral to support the entire $8.1 million relationship and the doubtful balance represented the potential collateral shortage. The Bank is in the process of negotiating additional collateral to fully secure the loan and has maintained the 8 rating. The Bank has no loans rated 9 (Loss). The Bank’s Loan Management Committee reviews these loans and risk ratings on a quarterly basis in order to proactively identify and manage problem loans. In addition, a committee meets monthly to discuss possible workout strategies for OREO and all credits rated 7 or worse. Management also tracks other commercial loan risk measurements including high loan to value loans, concentrations, participations and policy exceptions and reports these to the Credit Risk Oversight Committee of the Board of Directors. The Bank also uses a third-party consultant to assist with internal loan review with a goal of reviewing 60% of commercial loans each year. The FDIC defines certain supervisory loan-to-value lending limits. The Bank’s internal loan–to-value limits are all equal to, or have a lower loan-to-value limit, than the supervisory limits. At December 31, 2012, the Bank had loans of $33.4 million that exceeded the supervisory limit.

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

Nonaccruing loans generally represent Management’s determination that the borrower will be unable to repay the loan in accordance with its contractual terms and that collateral liquidation may or may not fully repay both interest and principal. It is the Bank’s policy to evaluate the probable collectability of principal and interest due under terms of loan contracts for all loans 90-days or more, nonaccrual loans, or impaired loans. Further, it is the Bank’s policy to discontinue accruing interest on loans that are not adequately secured and in the process of collection. Upon determination of nonaccrual status, the Bank subtracts any current year accrued and unpaid interest from its income, and any prior year accrued and unpaid interest from the allowance for loan losses. Management continually monitors the status of nonperforming loans, the value of any collateral and potential of risk of loss. Nonaccrual loans are rated no better than 7 (Substandard).

Loan quality has declined during 2012, as measured by the balance of nonperforming loans (nonaccrual and loans past due 90-days or more). Nonperforming loans have increased by $14.4 million with the majority of the increase coming in the commercial real estate sector. Table 13 identifies the most significant loans in nonaccrual status. These nonaccrual loans account for 82% of the total nonaccrual balance and credits 5 – 11 added $20.4 million to nonaccrual during 2012. Also included in the nonaccrual total is $11.4 million of loans classified as troubled debt restructurings (TDR). A TDR loan is maintained on nonaccrual status until a satisfactory repayment history is established. All of the Bank’s TDR loans are in compliance with the modified terms and it is likely that some will be able to be returned to performing status in 2013. It is possible that other nonaccrual loans could be removed from nonaccrual status in 2013. However, it is also possible that other loans may become delinquent and nonperforming loans could remain at a high level due to lengthy workout periods on these loans. All loans on the watch list that are not on nonaccrual or past due 90 days more are considered potential problem loans. Potential problem loans at December 31, 2012 totaled $67.3 million compared to $73.1 million at December 31, 2011.

The following table presents a five year summary of nonperforming assets as of December 31 of each year:

Table 12. Nonperforming Assets

	December 31
(Dollars in thousands)	2012	2011	2010	2009	2008

Nonaccrual loans
Residential real estate 1-4 family
First liens	$3,584	$1,749	$691	$345	$333
Junior liens and lines of credit	758	282	122	-	-
Total	4,342	2,031	813	345	333
Residential real estate construction	557	-	6,500	4,040	1,286
Commercial, industrial and agricultural real estate	28,659	14,278	13,003	5,654	-
Commercial, industrial and agricultural	2,836	1,447	1,668	124	1,252
Consumer	-	-	-	30	-
Total nonaccrual loans	36,394	17,756	21,984	10,193	2,871

Loans past due 90 days or more and still accruing
Residential real estate 1-4 family
First liens	120	2,516	1,093	3,060	411
Junior liens and lines of credit	112	301	833	494	133
Total	232	2,817	1,926	3,554	544
Residential real estate construction	-	121	911	1,426	-
Commercial, industrial and agricultural real estate	-	1,627	2,343	1,926	429
Commercial, industrial and agricultural	315	100	244	960	33
Consumer	16	107	125	195	123
Total loans past due 90 days or more and still accruing	563	4,772	5,549	8,061	1,129
Total nonperforming loans	36,957	22,528	27,533	18,254	4,000
Repossessed assets	-	6	-	18	-
Other real estate owned	5,127	3,224	618	642	-
Total nonperforming assets	$42,084	$25,758	$28,151	$18,272	$4,000

Nonperforming loans to total gross loans	4.90%	2.94%	3.68%	2.47%	0.59%
Nonperforming assets to total assets	4.10%	2.60%	2.96%	1.93%	0.44%
Allowance for loan losses to nonperforming loans	28.08%	43.16%	31.97%	48.96%	183.93%

The following table provides information on the most significant nonaccrual loans as of December 31, 2012.

Table 13. Significant Nonaccrual Loans

December 31, 2012

(Dollars in thousands)
		ALL	Nonaccrual			Last
	Balance	Reserve	Date	Collateral	Location	Appraisal(1)

Credit 1	$2,491	$-	Dec-10	1st, 2nd and 3rd lien on 600+ acres of farm real estate, and equipment inventory	PA	Apr-12
Agricultural						$4,344

Credit 2	3,588	-	Dec-10	1st lien on 92 acres undeveloped commercial real estate	PA	Jan-12
Commercial Real Estate						$3,899

Credit 3	1,001	-	Aug-11	1st lien on commercial and residential properties and 70 acres	PA	Oct-11
Commercial and residential real estate						$1,280

Credit 4	2,422	-	Sep-11	Liens on commercial real estate - performance theaters and business assets	MO & PA	Feb-12
Commercial real estate						$4,887

Credit 5	2,670	-	Mar-12	1st and 2nd liens on commercial real estate, residential real estate and business assets	PA	Dec-12
Residential real estate development						$4,808

Credit 6	2,069	-	Jun-12	1st lien residential development land - 75 acres	WV	Mar-12
Residential real estate development				2nd lien residential real estate	PA	$2,550

Credit 7	1,634	-	Apr-12	1st and 2nd liens on residential real estate	PA	May-12
Residential real estate development						$2,001

Credit 8	8,050	-	Sep-12	1st lien residential real estate development -376 acres and other commercial and residential properties	PA	Dec-11
Residential real estate development						$9,860

Credit 9	1,812	-	Mar-12	Accounts receivable, inventory and 1st lien on real estate	PA	Sep-11
Commercial and industrial						$3,889

Credit 10	2,201	-	Oct-12	1st lien commercial refrigerated warehouse	PA	Dec-11
Commercial real estate						$5,995

Credit 11	1,914	-	Oct-12	1st lien on farmland	PA	May-12
Agricultural						$2,666
	$29,852	$-

(1) Appraisal value, as reported, does not reflect the pay-off of any senior liens or the cost to liquidate the collateral, but does reflect only the Bank’s share of the collateral if it is a participated loan.

Credit 1 was approved as a loan restructuring and was returned to accrual status in March 2013. Credit 2 was charged down by $1.6 million in the first quarter of 2012 due to a reduced appraisal value. This credit is part of a participated loan and it is likely that the lead bank will begin foreclosure action in 2013. Credit 3 is in the process of foreclosure. Credit 4 is a TDR that is performing in accordance with the modified terms. This credit is part of a shared national credit and it is unlikely to return to accrual status until approved by the lead regulatory agency. Credit 5 is a TDR that is performing in accordance with the modified terms and is on nonaccrual until a satisfactory repayment history is established. Credit 6 was written down by $259 thousand in 2012. Foreclosure action has been initiated on this credit. Credit 7 is exploring external financing to pay off its loan and is considering restructuring options from the Bank, but it is unknown if these efforts will be successful. Credit 8 is in the process of negotiation with the Bank for additional collateral and possible loan restructuring. Credit 9 is a TDR. Two plant facilities were sold through a court approved bankruptcy in January 2013. The Bank expects to receive a pay down on this credit from the sale, but the amount is unknown at this time. Credit 10 is a participated loan and the Bank is in discussion with the lead bank on a workout strategy. Credit 11 is a TDR and is performing in accordance with its modified terms.

In addition to monitoring nonaccrual loans, the Bank also closely monitors impaired loans and troubled debt restructurings (TDR). A loan is considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all interest and principal payments due according to the originally contracted terms of the loan agreement. Nonaccrual loans, excluding consumer purpose loans, and TDR loans are considered impaired and the Bank reviews all other loans rated 7 or worse for impaired status. Impaired loans totaled $39.4 million at year-end compared to $28.0 million at December 31, 2011. The increase in impaired loans occurred primarily in the commercial real estate category. The majority of the increase qas the addition of credits 6 and 8 in the nonaccrual table as impaired loans. See Note 6 in the accompanying financial statements for a note that reports on impaired loans.

A loan is considered a troubled debt restructuring (TDR) if the creditor (the Bank), for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The Bank reviews all loans rated 5 or worse when it is providing a loan restructure, modification or new credit facility to determine if the action is a TDR. If a TDR loan is placed on nonaccrual status, it remains on nonaccrual status for at least six months to ensure performance. All TDR loans are in compliance with their modified terms. The largest TDR loans are referenced as credits 4, 5, 9 and 11 on Table 13. All of the TDR loans are commercial purpose loans except for three consumer loans totaling $322 thousand. See Note 6 in the accompanying financial statements for a note that identifies TDR loans in the portfolio.

The Bank holds $5.1 million of other real estate owned (OREO), comprised of ten properties compared to $3.2 million and seven properties at December 31, 2011. The largest property ($2.8 million, property 2 in Table 14 below) was added in 2012 and represents a failed residential real estate development in central Pennsylvania. During 2012, the Bank recorded losses on the sales of, or write-downs on OREO of $582 thousand that is recorded in other income. Included in this total is a fourth quarter 2012 write-down of $349 thousand on property number 1 in Table 14. A write-down of $800 thousand was recorded on property number 2 through the allowance for loan losses shortly after acquisition. The following table provides additional information on significant other real estate owned properties:

Table 14. Other Real Estate Owned

December 31, 2012

(Dollars in thousands)	Date				Last
	Acquired	Balance	Collateral	Location	Appraisal

Property 1	2011	$1,970	unimproved and improved real estate for residential development on four separate tracts totaling 150 acres	PA	Nov-12
					$2,141

Property 2	2012	2,758	1st, 2nd, and 3rd liens residential development land - four tracts with 294 acres	PA	Aug-12
					$3,292
		$4,728

At December 31, 2012, the Bank had $121 thousand of residential properties in the process of foreclosure compared to $1.0 million at the end of 2011.

Allowance for Loan Losses:

Management performs a monthly evaluation of the adequacy of the allowance for loan losses (ALL). The ALL is determined by segmenting the loan portfolio based on the loan’s collateral. The Bank further classifies the portfolio based on the primary purpose of the loan, either consumer or commercial. When calculating the ALL, consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, historical charge-offs, the adequacy of the underlying collateral (if collateral dependent) and other relevant factors. The Bank begins enhanced monitoring of all loans rated 6 (OAEM) or worse, and obtains a new appraisal or asset valuation for any loan rated 7 (substandard) or worse. Management, at its discretion, may determine that additional adjustments to the appraisal or valuation are required. Valuation adjustments will be made as necessary based on factors, including, but not limited to: the economy, deferred maintenance, industry, type of property/equipment, age of the appraisal, etc. and the knowledge Management has about a particular situation. In addition, the cost to sell or liquidate the collateral is also estimated and deducted from the valuation in order to determine the net realizable value to the Bank. When determining the allowance for loan losses, certain factors involved in the evaluation are inherently subjective and require material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans. Management monitors the adequacy of the allowance for loan losses on an ongoing basis and reports its adequacy quarterly to the Credit Risk Oversight Committee of the Board of Directors. Management believes that the allowance for loan losses at December 31, 2012 is adequate.

The analysis for determining the ALL is consistent with guidance set forth in generally accepted accounting principles (GAAP) and the Interagency Policy Statement on the Allowance for Loan and Lease Losses. The analysis has two components, specific and general allocations. The specific component addresses specific reserves established for impaired loans. A loan is considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all interest and principal payments due according to the originally contracted terms of the loan agreement. Collateral values discounted for market conditions and selling costs are used to establish specific allocations for impaired loans. However, it is possible that as a result of the credit analysis, a specific reserve is not required for an impaired loan. Despite an increase in impaired loans in 2012, the specific ALL allocation for these loans declined. The largest loans added to the impaired list are adequately secured and required no specific ALL. Charge-offs on impaired loans in 2012 were the primarily reason for the decline in the specific ALL allocation. See the previous impaired loan discussion for a table that reports impaired loans and the specific reserve established for impaired loans.

The general allocation component addresses the reserves established for pools of homogenous loans. The general component includes a quantitative and qualitative analysis. When calculating the general allocation, the Bank segregates its loan portfolio into the following sectors based primarily on the type of supporting collateral: residential real estate, commercial, industrial or agricultural real estate; commercial and industrial (C&I non-real estate), and consumer. The residential real estate sector is further segregated by first lien loans, junior liens and home equity products, and residential real estate construction. The historical loss experience factor was 1.05% of gross loans at December 31, 2012, compared to .70% at the prior year-end. The increase is due primarily to the increase in charge-offs during the eight quarter historical review period. The quantitative analysis uses the Bank’s eight quarter rolling historical loan loss experience adjusted for factors derived from current economic and market conditions that have been determined to have an effect on the probability and magnitude of a loss. The qualitative analysis utilizes a risk matrix that incorporates qualitative and environmental factors such as: loan volume, management, loan review process, credit concentrations, competition, and legal and regulatory issues. These factors are each risk rated from minimal to high risk and in total can add up to a qualitative factor of 37.5 basis points. At December 31, 2012, the qualitative factor was 21.5 basis points, compared to 18.5 basis points at December 31, 2011. These factors are determined on the basis of Management’s observation, judgment and experience.

Real estate appraisals and collateral valuations are an important part of the Bank’s process for determining potential loss on collateral dependent loans and thereby have a direct effect on the determination of loan reserves, charge-offs and the calculation of the allowance for loan losses. As long as the loan remains a performing loan, no further updates to appraisals are required. If a loan or relationship migrates to risk rating of 7 or worse, an evaluation for impairment status is made based on the current information available at the time of downgrade and a new appraisal or collateral valuation is obtained. We believe this practice complies with the regulatory guidance dated December 12, 2010.

In determining the allowance for loan losses, Management, at its discretion, may determine that additional adjustments to the fair value obtained from an appraisal or collateral valuation are required. Adjustments will be made as necessary based on factors, including, but not limited to the economy, deferred maintenance, industry, type of property or equipment etc., and the knowledge Management has about a particular situation. In addition, the cost to sell or liquidate the collateral is also estimated and deducted from the valuation in order to determine the net realizable value to the Bank. If an appraisal is not available, Management may make its best estimate of the real value of the collateral or use last known market value and apply appropriate discounts.  If an adjustment is made to the collateral valuation, this will be documented with appropriate support and reported to the Loan Management Committee.

The following table shows, by loan segment, the activity in the ALL, the loans that were evaluated for the ALL under a specific reserve (individually) and those that were evaluated under a general reserve (collectively), and the amount of the allowance established in each category as of December 31, 2012:

Table 15. Allowance by Loan Segment

				Commercial
(Dollars in thousands)	Residential Real Estate 1-4 Family			Industrial &	Commercial
		Junior Liens &		Agricultural	Industrial &
	First Liens	Lines of Credit	Construction	Real Estate	Agricultural	Consumer	Total

Allowance at December 31, 2011	$1,049	$308	$1,222	$5,257	$1,651	$236	$9,723
Charge-offs	(251)	(71)	-	(3,298)	(861)	(236)	(4,717)
Recoveries	1	25	-	13	21	88	148
Provision	114	44	(323)	4,478	809	103	5,225
Allowance at December 31, 2012	$913	$306	$899	$6,450	$1,620	$191	$10,379

Loans evaluated for allowance:
Individually	$3,583	$692	$557	$30,949	$3,583	$-	$39,364
Collectively	151,016	41,596	14,875	332,925	163,151	10,652	714,215
Total	$154,599	$42,288	$15,432	$363,874	$166,734	$10,652	$753,579

Allowance established for loans evaluated:
Individually	$20	$3	$-	$357	$467	$-	$847
Collectively	893	303	899	6,093	1,153	191	9,532
Allowance at December 31, 2012	$913	$306	$899	$6,450	$1,620	$191	$10,379

The following table shows the allocation of the allowance for loan losses by loan category as of December 31 for each of the past five years:

Table 16. Allocation of the Allowance for Loan Losses

(Dollars in thousands)	2012		2011		2010		2009 (1)		2008
		% of		% of		% of		% of		% of
	Balance	Allowance	Balance	Allowance	Balance	Allowance	Balance	Allowance	Balance	Allowance
Residential real estate 1-4 family
First liens	$913	9	$1,049	11	$600	7	$550	6	$1,324	18
Junior liens and lines of credit	306	3	308	3	352	4	278	3	-	-
Total	1,219	12	1,357	14	952	11	828	9	1,324	18
Residential real estate construction	899	9	1,222	13	2,596	29	3,087	35	-	-
Commercial, industrial and agricultural real estate	6,450	62	5,257	54	3,358	38	4,175	47	-	-
Commercial, industrial and agricultural	1,620	16	1,651	17	1,578	18	752	8	5,739	78
Consumer	191	2	236	2	317	4	95	1	294	4
	$10,379	100	$9,723	100	$8,801	100	$8,937	100	$7,357	100

The allocation of the allowance for loan losses is based on estimates and is not intended to imply limitations on the usage of the allowance. The entire allowance is available to absorb any losses without regard to the category in which the loan is classified.

(1) In 2009, the Bank began allocating the allowance for loan losses according to the primary collateral of the loan, or if there was no collateral, by the primary purpose of the loan. In prior years the allocation was made by the primary purpose of the loan. This has resulted in a higher allocation for periods after 2009 in development and commercial real estate,that in prior periods was allocated to commercial, industrial and agricultural loans. Data for periods prior to 2009 using the current methodology is not available and therefore, comparisons by line item to periods prior to 2009 may not be accurate.

The percentage of the loans in each category to total gross loans as of December 31 for each of the past five years:

	2012	2011	2010	2009	2008
Residential real estate 1-4 family
First liens	21%	19%	19%	19%	23%
Junior liens and lines of credit	6%	6%	8%	9%	9%
Total	27%	25%	27%	28%	32%
Residential real estate construction	2%	3%	11%	11%	11%
Commercial, industrial and agricultural real estate	48%	47%	40%	38%	34%
Commercial, industrial and agricultural	22%	24%	20%	20%	20%
Consumer	1%	1%	2%	3%	3%
	100%	100%	100%	100%	100%

The Bank added $5.2 million to the ALL through the provision for loan loss expense in 2012 compared to $7.5 million in the prior year. Net charge-offs totaled $4.6 million for the year and as a result, the ALL increased by $656 thousand. The net loan charge-off ratio decreased to .60% for the year compared to .86% for the prior year and the ALL coverage ratio increased to 1.38% compared to 1.27% at the prior year-end.

Charged-off loans usually result from: (1) a borrower being legally relieved of loan repayment responsibility through bankruptcy, (2) insufficient proceeds from the sale of collateral to repay a loan; or (3) the borrower and/or guarantor does not own other marketable assets that, if sold, would generate sufficient sale proceeds to repay a loan.

The Bank recorded net loan charge-offs of $4.6 million in 2012, $2.0 million less than in 2011, but still the second highest net charge-off level in the last five years. Gross charge-offs declined by $2.3 million year over year with the decrease occurring in the residential real estate construction category. The largest gross charge-offs occurred in the commercial real estate sector for $3.3 million in 2012. Within this sector, four charge-offs accounted for $3.1 million of the total. One loan was charged down by $1.6 million due to an annual appraisal update that resulted in a lower valuation for the second consecutive year. A second was written down by $259 thousand based on appraisals and prior to starting foreclosure action. These two loans are Credits 2 and 6, respectively in Table 13. A third write-down ($400 thousand) was taken on another loan that is also on nonaccrual status. The fourth charge-off mentioned was for $800 thousand as the property was moved to OREO (Property 2, Table 14). The charge-offs in the C&I category consisted primarily of one for $249 thousand (real estate related business) and one for $305 thousand (restaurant).

If nonperforming loans remain at the current level, it is possible that net charge-offs will remain higher than historical averages.

Table 17. Historical Allowance for Loan Losses

	December 31
(Dollars in thousands)	2012	2011	2010	2009	2008

Balance at beginning of year	$9,723	$8,801	$8,937	$7,357	$7,361
Charge-offs:
Residential real estate 1-4 family
First liens	(251)	(324)	(107)	-	(224)
Junior liens and lines of credit	(71)	(202)	(165)	(94)	-
Total	(322)	(526)	(272)	(94)	(224)
Residential real estate construction	-	(2,352)	(982)	(724)	(350)
Commercial, industrial and agricultural real estate	(3,298)	(3,817)	(1,736)	(63)	(28)
Commercial, industrial and agricultural	(861)	(115)	(232)	(567)	(335)
Consumer	(236)	(237)	(452)	(681)	(496)
Total charge-offs	(4,717)	(7,047)	(3,674)	(2,129)	(1,433)

Recoveries:
Residential real estate 1-4 family
First liens	1	30	19	25	23
Junior liens and lines of credit	25	10	10	-	-
Total	26	40	29	25	23
Residential real estate construction	-	-	53	-	-
Commercial, industrial and agricultural real estate	13	306	18	-	28
Commercial, industrial and agricultural	21	11	61	61	19
Consumer	88	88	142	185	166
Total recoveries	148	445	303	271	236
Net charge-offs	(4,569)	(6,602)	(3,371)	(1,858)	(1,197)
Provision for loan losses	5,225	7,524	3,235	3,438	1,193
Balance at end of year	$10,379	$9,723	$8,801	$8,937	$7,357

Ratios:
Net loans charged-off as a
percentage of average gross loans	0.60%	0.86%	0.45%	0.26%	0.19%
Net loans charged-off as a percentage
of the provision for loan losses	87.44%	87.75%	104.20%	54.04%	100.34%
Allowance as a percentage of loans	1.38%	1.27%	1.18%	1.21%	1.09%

Goodwill:

The Bank has $9.0 million of goodwill recorded on its balance sheet as the result of corporate acquisitions. Goodwill is not amortized, nor deductible for tax purposes. However, goodwill is tested for impairment at least annually in accordance with ASC Topic 350. Goodwill was tested for impairment as of August 31, 2012. The impairment test was conducted following the step-one test under ASC Topic 350 rather than the qualitative assessment permitted under ASU 2011-08 that was effective for fiscal years beginning after December 15, 2011. The Corporation chose not to use the qualitative assessment method for the August 31, 2012 test primarily due to a lower level of earnings and the fact that the Corporation’s stock price is trading below its book value. The Corporation uses several different weighted methods to determine the fair value of the reporting unit under the step-one test, including a dividend analysis, comparable sale transactions, and change of control premium estimates. As a result of the step-one test, the estimated fair value of the Corporation exceeded its carrying value by approximately 5% (compared to 12% in 2011) and Management determined goodwill was not impaired. The decline in the valuation excess compared to 2011 is primarily the result of the book value of the Corporation increasing more than the estimated value, even though both values increased over the prior year. If the step-one test fails, a more comprehensive step-two test is performed before a final determination of impairment is made. At December 31, 2012, Management subsequently considered certain qualitative factors affecting the Corporation and determined that it was not likely that the results of the prior test had changed and it determined that goodwill was not impaired at year end. If goodwill is determined to be impaired, an impairment write-down is charged to results of operations in the period in which the impairment is determined. For more information on Goodwill refer to Note 8 of the accompanying financial statements.

Deposits:

The Bank depends on deposits generated by its community banking offices as its primary source of funds. The Bank offers numerous deposit products including demand deposits, savings, money management accounts, and time deposits (certificates of deposits/CDs). Total deposits at December 31, 2012 were $874.4 million, an increase of 11% over the year-end 2011 balance of $788.0 million. The Bank heavily promoted its deposit products during the year and was able to take advantage of some disruption in the local deposit market. The Bank’s core deposit accounts (non-brokered) increased 10.3% while brokered time deposits increased 23.1% over year-end 2011 balances. The largest retail dollar increases occurred in the money management account, and demand deposits recorded the largest retail deposit percentage increase for the second straight year. For 2012, total deposits averaged $848.6 million at an average cost of .61% compared to $778.1 million at a cost of .85% in 2011. In January 2013, the Bank introduced a fully FDIC insured product that is available as either a demand deposit account or as an interest-bearing checking account. This product is designed to replace the Bank’s collateralized sweep repurchase product and to provide an option for accounts that were previously fully-insured under the Transaction Account Guarantee program that expired on December 31, 2012. Table 3 presents detail on the 2012 average balance and rates paid on deposits. The following table presents a comparison of deposits for the past five years.

Table 18. Deposits

	December 31
(Dollars in thousands)	2012		2011		2010		2009		2008
		%		%		%		%
	Balance	Change	Balance	Change	Balance	Change	Balance	Change	Balance
Noninterest-bearing checking	$123,623	18.6	$104,245	15.4	$90,317	16.3	$77,675	(10.7)	$86,954
Interest-bearing checking	135,454	15.3	117,479	13.0	103,918	6.4	97,636	13.2	86,241
Money management	380,079	16.5	326,219	12.6	289,763	19.0	243,600	19.9	203,171
Savings	57,165	10.5	51,728	7.5	48,138	2.5	46,986	2.1	46,006
Retail time deposits	127,861	(13.3)	147,479	(8.6)	161,399	(22.2)	207,338	10.0	188,465
Brokered time deposits	50,258	23.1	40,836	0.1	40,796	(37.4)	65,130	294.6	16,504
Total deposits	$874,440	11.0	$787,986	7.3	$734,331	(0.5)	$738,365	17.7	$627,341

Noninterest-bearing checking: Noninterest-bearing demand deposit accounts represent a very valuable funding source to the Bank and increased 18.6% in 2012. Every demand deposit category showed an increase during the year with the largest increases coming from small business and commercial accounts.

Interest-bearing checking: This category saw an increase in both the ending and average balance for the year compared to 2011. The cost of these funds declined to .07% in 2012 compared to .09% in 2011. All account categories in this product increased during the year.

Money management: This category continued its double digit percentage growth in 2012. Retail accounts increased by $21 million, but the largest growth ($46 million) came in the Bank’s product that offers FDIC insurance on the entire balance. This product pays a lower rate than the standard product, but the full FDIC coverage offers added value. The product category is comprised primarily of municipal and commercial deposits and accounted for $70 million of the outstanding money management balance at year-end. The cost of the money management product declined by .35% during the year. Despite rate reductions during the year, the yield remained competitive and consumers like the liquidity offered by the product. The Bank has seen some money move from CDs into this product during the year,

Savings: Savings accounts increased 10.5% during the year and represent the fifth consecutive year of growth. Retail savings accounts increased $4.1 million and accounted for the largest growth category within this product.

Time deposits: Retail time deposits have declined for the third consecutive year, by approximately $20 million from the 2011 ending balance. Retail time deposits greater than $100,000 totaled $32.1 million at year-end, down approximately $5 million from the balance at the end of 2011. Consumers do not seem to be inclined to invest in longer maturity deposits as they want more liquid accounts and are afraid of missing out on the opportunity to take advantage of rising rates, whenever that may occur. As a result of this sentiment, the Bank has seen some maturing CDs migrate to the Money Management product and new CDs being written for short-terms. In 2013, 62% of the Bank’s retail CDs will mature.

The Bank continues to use wholesale CDs as a funding source when good opportunities are available and the balance in this product increased approximately $10 million year over year. In February 2012, the Bank issued $23 million in brokered CDs as part of a plan to restructure FHLB debt that matured in 2012. These CDs replaced the FHLB debt at a substantially lower cost. No other wholesale funding was issued in 2012.

Included in the brokered CD total is $8.2 million in CDs placed into the CDARS program that allows the Bank to offer full FDIC coverage to large depositors, but with the convenience to the customer of only having to deal with one bank. The Bank solicits these deposits from within its market and it believes they present no greater risk than any other local deposit. However, regulatory guidance requires that these deposits be classified as brokered deposits.

The Bank continues to review different methods of funding growth that include traditional deposits and other wholesale sources. Competition from other local financial institutions, internet banks and brokerages will continue to be a challenge for the Bank in its efforts to attract new and retain existing deposit accounts. This competition is not expected to lessen in the future.

The following table shows the maturity of outstanding time deposits of $100,000 or more at December 31, 2012:

Table 19. Time Deposits of $100,000 or More

	Retail	Brokered	Total
(Dollars in thousands)	Time Deposits	Time Deposits	Time Deposits
Maturity distribution:
Within three months	$7,700	$-	$7,700
Over three through six months	6,061	-	6,061
Over six through twelve months	7,700	2,250	9,950
Over twelve months	10,680	865	11,545
Total	$32,141	$3,115	$35,256

Borrowings:

Short-term Borrowings: In addition to deposits, the Bank uses securities sold under repurchase agreements (Repo), which are accounted for as collateralized financings, and borrowings from FHLB as additional funding sources. The Bank enters into Repo agreements as part of a cash management product offered to commercial and municipal customers. These are overnight borrowings by the Bank that are collateralized with U.S. Government and U.S. Agency securities. This product had an average balance of $51.6 million in 2012, down $8.6 million from the prior year average. The average cost of this product declined by .10% in 2012. The Bank is attempting to move its Repo customers into a fully-insured sweep deposit product that was introduced in January 2013. By moving accounts out of the Repo, the Bank can free up its investment collateral and improve its liquidity position by having less pledged collateral.

Short-term borrowings from the FHLB are in the form of a revolving term commitment. The short-term FHLB borrowings are used as overnight borrowings to fund the short-term liquidity needs of the Bank. These borrowings reprice on a daily basis and the interest rate fluctuates with short-term market interest rates. The following table provides additional information about short-term borrowings. At December 31, 2012, the available amount on this line of credit was $35 million.

Table 20. Short-Term Borrowings and Securities Sold Under Agreements to Repurchase

(Dollars in thousands)	2012		2011		2010
	Short-Term	Repurchase	Short-Term	Repurchase	Short-Term	Repurchase
	Borrowings	Agreements	Borrowings	Agreements	Borrowings	Agreements
Ending balance	$-	$42,209	$-	$53,103	$-	$51,164
Average balance	-	51,558	192	60,136	185	60,262
Maximum month-end balance	-	57,279	1,800	71,485	1,900	68,622
Weighted-average interest rate	-	0.15%	0.74%	0.25%	0.66%	0.25%

Long-term Debt: Long-term debt is comprised entirely of FHLB term loans either payable at maturity or amortizing advances. All of the loans have fixed interest rates. These loans are used on an as needed basis to lock in term funding and are sometimes used to fund specific asset transactions. The Bank did not take any new FHLB advances in 2012, but prepaid $33.1 million of advances that were scheduled to mature in 2012 and 2013. In 2011, the Bank paid off $15.6 million of advances early. See Note 11 of the accompanying consolidated financial statements for more information.

Shareholders’ Equity:

Shareholders’ equity increased $4.4 million to $91.6 million at December 31, 2012. The Corporation added $2.2 million to retained earnings after declaring $3.2 million in dividends. The Dividend Reinvestment Plan (DRIP) added $1.2 million in new capital during 2012. The Corporation declared regular cash dividends per share of $.78 in 2012 versus $1.08 in 2011. The regular quarterly cash dividend per share was reduced from $.27 in the first quarter of 2012 to $.17 for the remaining quarters of 2012 as part of a proactive capital management plan. The dividend payout ratio was 59.1% in 2012 compared to 65.1% in 2011. The Corporation made no repurchases of its stock in 2012 or 2011.

The Board of Directors has in the past authorized the repurchase of the Corporation’s $1.00 par value common stock. The repurchased shares can be held as treasury shares available for issuance in connection with future stock dividends and stock splits, employee benefit plans, executive compensation plans, the Dividend Reinvestment Plan and other appropriate corporate purposes. The term of the repurchase plans is normally 1 year. The following table provides information regarding approved stock repurchase plans. For additional information on Shareholders’ Equity refer to Note 18 of the accompanying consolidated financial statements. There was no stock repurchase plan in place during 2012. The stock repurchase plan, that was in place in 2011, and the related activity is shown below:

(Dollars in thousands)

Plan	Expiration	Shares	Shares Repurchased Under Approved Plan
Approved	Date	Authorized	2012	2011	Total	Cost

July 8, 2010	July 8, 2011	100,000	-	-	-	-

Number of Treasury shares held at year-end			396,034	396,174

The Corporation’s dividend reinvestment plan (DRIP) allows for shareholders to purchase additional shares of the Corporation’s common stock by reinvesting cash dividends paid on their shares or through optional cash payments. The Corporation has authorized common stock to be issued under the amended plan. During 2012, 84,122 shares of common stock were purchased through the dividend reinvestment plan at a value of $1.2 million and 795,524 shares remain to be issued.

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

Current regulatory capital guidelines call for a minimum leverage ratio of 4.0% and minimum Tier 1 and total capital ratios of 4.0% and 8.0%, respectively. Well-capitalized banks are determined to have leverage capital ratios greater than or equal to 5.0% and Tier 1 and total capital ratios greater than or equal to 6.0% and 10.0%, respectively. Table 21 presents the capital ratios for the consolidated Corporation at December 31, 2012, 2011 and 2010. At year-end 2012, the Corporation and its banking subsidiary exceeded all regulatory capital requirements. The Corporation is not aware of any future events or transactions, outside its control, that are expected to significantly effect its capital position. The Bank did not participate in the Troubled Asset Relief Program (TARP) established by the Emergency Economic Stabilization Act of 2008 (EESA) that was designed to provide capital injections to banks through the purchase of preferred stock, and it did not participate in the Small Business Lending Fund created in 2011.

For additional information on capital adequacy refer to Note 2 of the accompanying consolidated financial statements.

Table 21. Capital Ratios

	December 31
	2012	2011	2010
Total risk-based capital ratio	12.60%	12.14%	11.73%
Tier 1 risk-based capital ratio	11.36%	10.89%	10.54%
Tier 1 leverage ratio	8.29%	8.40%	8.16%

Local Economy

The Corporation’s primary market area includes Franklin, Fulton, Cumberland and Huntingdon County, PA. This area is diverse in demographic and economic makeup. County populations range from a low of approximately 15,000 in Fulton County to over 238,000 in Cumberland County. Unemployment in the Bank’s market area has remained virtually unchanged over the past year and ranges from a low of 6.8% in Cumberland County to high of 10.0% in Fulton County. The market area has a diverse economic base and local industries include, warehousing, truck & rail shipping centers, light and heavy manufacturers, health-care, higher education institutions, farming and agriculture, and a varied service sector. The Corporation’s primary market area is located in south central Pennsylvania and provides easy access to the major metropolitan markets on the east coast via trucking and rail transportation. Because of this, warehousing and distribution companies continue to find the area attractive. The local economy is not overly dependent on any one industry or business and Management believes that the Bank’s primary market area continues to be well suited for growth as the recession eases. The following provides selected economic data for the Bank’s primary market:

Economic Data

	December 31
	2012	2011
Unemployment Rate (seasonally adjusted)
Market area range (1)	6.8% - 10.0%	6.7% - 10%
Pennsylvania	7.9%	7.9%
United States	7.8%	9.0%

Housing Price Index - year over year change
PA, nonmetropolitan statistical area	0.8%	-3.3%
United States	-0.3%	-4.5%

Franklin County Building Permits - year over year change
Residential, estimated	-42.5%	-34.3%
Multifamily, estimated	210.9%	-73.4%

(1) Franklin, Cumberland, Fulton and Huntingdon Counties

Unlike many companies, the assets and liabilities of the Corporation are financial in nature. As such, interest rates and changes in interest rates may have a more significant effect on the Corporation’s financial results than on other types of industries. Because of this, the Corporation watches the actions of the Federal Reserve Open Market Committee (FOMC) as it makes decisions about interest rate changes. The FOMC continues to hold short-term rates at historic lows. The FOMC recently announced that it would hold short-term rates at the current levels until the unemployment rate falls to 6.5% and the inflation rate does not go above 2.5%. With the current unemployment rate hovering just under 8%, it is expected that the low rate environment will be ongoing well beyond 2013. A continued period of low rates will continue to have negative effects on the Bank’s net interest margin as assets continue to be booked or repriced at lower rates, and liabilities rates can not be lowered significantly.

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

Historically, the Corporation has satisfied its liquidity needs from earnings, repayment of loans and amortizing investment securities, maturing investment securities, loan` sales, deposit growth and its ability to access existing lines of credit. All investment securities are classified as available for sale; therefore, securities that are not pledged as collateral for borrowings are an additional source of readily available liquidity, either by selling the security or, more preferably, to provide collateral for additional borrowing. At December 31, 2012, the Bank had approximately $120 million (fair value) in its investment portfolio pledged as collateral for deposits and Repos. Another source of available liquidity for the Bank is a line of credit with the FHLB. At December 31, 2012, the Bank had approximately $35 million available on this line of credit and $16 million of unsecured lines of credit at correspondent banks.

In December 2011, FHLB notified the Bank it was being placed on full collateral delivery status. This status means that the Bank’s ability to borrow from FHLB is reduced to the value of the collateral physically delivered to FHLB. Prior to this change, the Bank’s borrowing capacity was determined by the value of all real estate loan collateral pledged to FHLB. This status is determined by an internal scorecard developed by the FHLB in its sole discretion. The Bank quickly responded to this request and delivered additional collateral above what was required by FHLB. At December 31, 2012, the Bank had an excess borrowing capacity of $68.9 million, which includes the amount available on the line of credit. However, this amount is well below the available capacity prior to the collateral delivery requirement.

In addition to delivering the required collateral, the Bank has implemented a plan to address the reduced availability at FHLB. This plan includes, enhancing liquidity by prefunding FHLB maturities with longer term callable CDs, restructuring secured liabilities to free-up securities used as collateral, and delivering more collateral to FHLB and the Federal Reserve to increase borrowing capacity. With no additional borrowings from FHLB anticipated, every dollar paid- off increases the available funding capacity to increase. The Bank expects that it will remain on collateral delivery status throughout 2013 and that its plan is sufficient to overcome the temporary reduction in FHLB funding capacity.

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

The Bank has established credit at the Federal Reserve Discount Window and as of year-end had the ability to borrow approximately $54 million.

Off Balance Sheet Commitments

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet loans and lines of credit. Because these unfunded instruments have fixed maturity dates and many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation. Unused commitments and standby letters of credit totaled $223.6 million and $28.2 million, respectively, at December 31, 2012, compared to $221.6 million and $28.2 million, respectively, at December 31, 2011. See Note 19 of the accompanying consolidated financial statements for more information on commitments and contingencies.

Management believes that any amounts actually drawn upon can be funded in the normal course of operations. The Corporation has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity.

The following table represents the Corporation’s aggregate on and off balance sheet contractual obligations to make future payments as of December 31, 2012:

Table 22. Contractual Obligations

(Dollars in thousands)
	1 year			Over
	and under	Years 2-3	Years 4-5	5 years	Total
Time deposits	$97,189	$52,351	$25,732	$2,847	$178,119
Long-term debt	8	12,015	17	370	12,410
Operating leases	638	1,124	957	5,954	8,673
Deferred compensation	62	122	118	198	500
Estimated future pension payments	799	1,720	1,864	4,902	9,285
Total	$98,696	$67,332	$28,688	$14,271	$208,987

The Corporation is not aware of any known trends, demands, commitments, events or uncertainties which would result in any material increase or decrease in liquidity. The Corporation has also entered into an interest rate swap agreement as part of its interest rate risk management strategy. See Note 14 of the accompanying financial statements for more information on financial derivatives.

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

The Corporation uses several tools to measure and evaluate interest rate risk. One tool is interest rate sensitivity or gap analysis. Gap analysis classifies assets and liabilities by repricing and maturity characteristics and provides management with an indication of how different interest rate scenarios will impact net interest income. Table 23 presents a gap analysis of the Corporation’s balance sheet at December 31, 2012. A positive gap in the under one-year time interval suggests that, all else being equal, the Corporation’s near-term earnings would rise in a higher interest rate environment and decline in a lower rate environment. A negative gap suggests the opposite result. At December 31, 2012, the Corporation’s cumulative gap position at one year was negative. However, the incremental benefit of future rate decreases has been reduced as the rates paid on the Bank’s liabilities have been reduced greatly, leaving little room for future rate decreases. In addition certain liabilities may or may not be repriced with the same magnitude or at the same time as market rates. These circumstances are not captured by a gap analysis.

Another tool for analyzing interest rate risk is financial simulation modeling which captures the effect of not only changing interest rates but also other sources of cash flow variability including loan and securities prepayments and customer preferences. Financial simulation modeling forecasts both net interest income and the economic value of equity under a variety of different interest rate environments that cannot be captured with a gap analysis. The Corporation regularly measures the effects of yield curve rate changes, including rate ramps, shocks and yield curve twists. The magnitude of each change scenario may vary depending on the current interest rate environment. As part of this simulation, the effect of the rate change is held constant for year two of the simulation. In addition, different rate change scenarios and yield curve structures are utilized depending on the current level of interest rates.

As indicated in Table 24, the financial simulation analysis indicated that as of December 31, 2012, prospective net interest income over both a one and two-year time period increases with higher market interest rates. This suggests the balance sheet is asset sensitive. As market rates ramp up 2% over the first year, more assets reprice immediately and funding costs lag behind therefore, net interest income improves. In year two of rising rates, liability costs begin to catch up to the repriced assets and the increase in net interest income slows. In a falling rate environment, net interest income falls in year two. Due to the current level of interest rates, most liability costs will not be able to move by a full market rate decrease. However, asset yields have more room for downward movement. Therefore, if rates fall and remain low for a prolonged period, the more net interest income is negatively affected. This is clearly seen in year two when the reduction in net interest income occurs. The Corporation has established limits to the change in net interest income of 10% from the base scenario in year one.

Economic value of equity (EVE) is defined as the estimated discounted present value of assets minus the discounted present value of liabilities and is a surrogate for long-term earnings. EVE measures the degree to which the economic value of a bank changes under different rate scenarios. EVE focuses on a longer-term time horizon and captures all balance sheet cash flows and is more effective in considering embedded options. The discount rates used in the EVE calculation are based on market rates for like assets and liabilities and the balance sheet position is held constant in order to isolate the risk of interest rate changes. The Corporation established limits to the change in EVE sensitivity of 10% per 1% rate change. At December 31, 2012, the Corporation was within this limit for all scenarios except the down 1% scenario.

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

Table 23. Interest Rate Sensitivity Analysis

(Dollars in thousands)	1-90	91-181	182-365	1-5	Beyond
	Days	Days	Days	Years	5 Years	Total
Interest-earning assets:
Interest -bearing deposits in other banks	$57,256	$-	$-	$-	$-	$57,256
Investment securities and restricted stock (1)	27,812	6,300	8,152	53,508	41,127	136,899
Loans (2)	323,878	21,997	114,349	180,198	113,224	753,646
Interest rate swaps (receive side)	20,000	-	-	-	-	20,000
Total interest-earning assets	428,946	28,297	122,501	233,706	154,351	967,801

Interest-bearing liabilities:
Interest-bearing checking (3)	135,454	-	-	-	-	135,454
Money market deposit accounts (3)	380,079	-	-	-	-	380,079
Savings (3)	57,165	-	-	-	-	57,165
Time	26,240	28,123	42,826	78,083	2,847	178,119
Securities sold under agreements to repurchase	42,209	-	-	-	-	42,209
Short-tem borrowings	-	-	-	-	-	-
Long-term debt (4)	3	2	3	12,032	370	12,410
Interest rate swaps (pay side)	-	10,000	-	10,000	-	20,000
Total interest-bearing liabilities	$641,150	$38,125	$42,829	$100,115	$3,217	$825,436

Interest rate gap	$(212,204)	$(9,828)	$79,672	$133,591	$151,134	$142,365
Cumulative interest rate gap	$(212,204)	$(222,032)	$(142,360)	$(8,769)	$142,365

(1) The maturity/repricing distribution of investment securities is based on the maturity date for nonamortizing, noncallable securities; probable exercise/non-exercise of call options for callable securities; and estimated amortization based on industry experience for amortizing securities.

(2) Distribution of loans is based on contractual repricing/repayment terms adjusted for expected prepayments based on historical patterns. Loans held for sale are included in the 1 - 90 day time period.

(3) Interest-bearing checking and Savings accounts are included in the first period in which the Bank has the opportunity to reprice the product. Depending on the direction and magnitude of an interest rate change, these products may or may not reprice within the indicated period and may or may not reprice in a complete correlation to the change in a market rate. The MMDA product is distributed in accordance with its contractual repricing terms.

(4) Long-term debt reflects Federal Home Loan Bank notes with fixed maturity and amortizing repayment schedules.

Table 24. Sensitivity to Changes in Market Interest Rates

(Dollars in thousands)	-1%	Unchanged	1%	2%
Change in net interest income, year one:	$32,030	$32,398	$33,169	$33,459
Percentage change	-1.1%		2.4%	3.27%

Change in net interest income, year two:	$31,704	$32,737	$33,625	$34,809
Percent change	-3.2%		2.7%	6.33%

Economic value of portfolio equity (EVE):	$87,055	$101,046	$110,308	$113,441
Percentage change	-13.8%		9.2%	12.3%

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Franklin Financial Services Corporation

Chambersburg, Pennsylvania

We have audited the accompanying consolidated balance sheets of Franklin Financial Services Corporation and its subsidiaries (the “Corporation”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Franklin Financial Services Corporation and its subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2013 expressed an unqualified opinion.

/s/ ParenteBeard LLC

Harrisburg, Pennsylvania

March 11, 2013

Consolidated Balance Sheets

(Dollars in thousands, except per share data)	December 31
	2012	2011
Assets
Cash and due from banks	$20,578	$16,932
Interest-bearing deposits in other banks	57,256	17,212
Total cash and cash equivalents	77,834	34,144
Investment securities available for sale, at fair value	133,328	125,301
Restricted stock	3,571	5,022
Loans held for sale	67	-
Loans	753,579	766,410
Allowance for loan losses	(10,379)	(9,723)
Net Loans	743,200	756,687
Premises and equipment, net	17,037	16,041
Bank owned life insurance	20,925	20,273
Goodwill	9,016	9,016
Other intangible assets	1,123	1,558
Other real estate owned	5,127	3,224
Deferred tax asset	5,461	6,384
Other assets	10,674	12,598
Total assets	$1,027,363	$990,248

Liabilities
Deposits
Demand (noninterest-bearing)	$123,623	$104,245
Money management, savings and interest checking	572,698	495,426
Time	178,119	188,315
Total Deposits	874,440	787,986
Securities sold under agreements to repurchase	42,209	53,103
Long-term debt	12,410	48,336
Other liabilities	6,670	13,641
Total liabilities	935,729	903,066

Shareholders' equity
Common stock, $1 par value per share,15,000,000 shares authorized with
4,503,380 shares issued and 4,107,346 shares outstanding at December 31, 2012 and
4,419,258 shares issued and 4,023,084 shares outstanding at December 31, 2011	4,503	4,419
Capital stock without par value, 5,000,000 shares authorized with no
shares issued and outstanding	-	-
Additional paid-in capital	35,788	34,698
Retained earnings	62,475	60,280
Accumulated other comprehensive loss	(4,050)	(5,131)
Treasury stock, 396,034 and 396,174 shares at cost at December 31, 2012 and 2011,
respectively	(7,082)	(7,084)
Total shareholders' equity	91,634	87,182
Total liabilities and shareholders' equity	$1,027,363	$990,248

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Income

(Dollars in thousands, except per share data)
	Years ended December 31
	2012	2011	2010
Interest income
Loans, including fees	$35,647	$37,937	$38,537
Interest and dividends on investments:
Taxable interest	1,725	2,318	3,037
Tax exempt interest	1,483	1,395	1,625
Dividend income	80	82	52
Deposits and obligations of other banks	207	59	33
Total interest income	39,142	41,791	43,284

Interest expense
Deposits	5,173	6,649	8,445
Securities sold under agreements to repurchase	78	150	151
Short-term borrowings	-	1	1
Long-term debt	1,639	2,354	3,846
Total interest expense	6,890	9,154	12,443
Net interest income	32,252	32,637	30,841
Provision for loan losses	5,225	7,524	3,235
Net interest income after provision for loan losses	27,027	25,113	27,606

Noninterest income
Investment and trust services fees	4,087	3,953	3,844
Loan service charges	1,210	1,198	1,132
Mortgage banking activities	6	(72)	146
Deposit service charges and fees	1,925	2,142	2,390
Other service charges and fees	864	614	508
Debit card income	1,161	1,024	882
Increase in cash surrender value of life insurance	652	682	672
Other real estate owned gains (losses), net	(582)	22	(15)
Other	184	720	193
OTTI losses on securities	(265)	(594)	(1,373)
Less: Loss recognized in other comprehensive loss (before taxes)	(165)	(354)	(314)
Net OTTI losses recognized in earnings	(100)	(240)	(1,059)
Securities gains (losses), net	44	157	673
Total noninterest income	9,451	10,200	9,366

Noninterest expense
Salaries and employee benefits	16,626	15,195	13,592
Net occupancy expense	2,024	2,006	1,962
Furniture and equipment expense	875	837	781
Advertising	1,401	1,335	1,342
Legal and professional fees	1,170	1,069	1,505
Data processing	1,642	1,462	1,617
Pennsylvania bank shares tax	745	681	610
Intangible amortization	435	446	457
FDIC insurance	1,093	1,084	1,178
ATM/debit card processing	630	332	288
Other	3,960	3,886	3,091
Total noninterest expense	30,601	28,333	26,423
Income before federal income taxes	5,877	6,980	10,549
Federal income tax expense	512	411	2,937
Net income	$5,365	$6,569	$7,612

Per share
Basic earnings per share	$1.32	$1.66	$1.96
Diluted earnings per share	$1.32	$1.66	$1.96
Cash dividends declared	$0.78	$1.08	$1.08

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Comprehensive Income

	Years ended December 31
(Dollars in thousands)	2012	2011	2010
Net Income	$5,365	$6,569	$7,612

Securities:
Unrealized gains arising during the period	1,060	2,370	417
Reclassification adjustment for net losses included in net income	56	83	386
Net unrealized gains	1,116	2,453	803
Tax effect	(380)	(834)	(273)
Net of tax amount	736	1,619	530

Derivatives:
Unrealized losses arising during the period	(101)	(713)	(1,206)
Reclassification adjustment for losses included in net income	736	727	718
Net unrealized gains (losses)	635	14	(488)
Tax effect	(215)	(6)	166
Net of tax amount	420	8	(322)

Pension:
Change in plan assets and benefit obligations	(114)	(1,691)	(1,078)
Reclassification adjustment for losses included in net income	-	-	-
Net unrealized losses	(114)	(1,691)	(1,078)
Tax effect	39	575	366
Net of tax amount	(75)	(1,116)	(712)

Total other comprehensive income (loss)	1,081	511	(504)

Total Comprehensive Income	$6,446	$7,080	$7,108

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Changes in Shareholders' Equity

For years ended December 31, 2012, 2011, and 2010:

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
(Dollars in thousands, except per share data)	Stock	Capital	Earnings	Loss	Stock	Total
Balance at December 31, 2009	$4,299	$32,832	$54,566	$(5,138)	$(7,793)	$78,766

Net income	-	-	7,612	-	-	7,612
Other comprehensive loss	-	-	-	(504)	-	(504)
Cash dividends declared, $1.08 per share	-	-	(4,194)	-	-	(4,194)
Treasury shares issued to fund dividend reinvestment plan, 36,250 shares	-	(31)	-	-	648	617
Treasury shares issued under stock option plans, 1,098 shares	-	(3)	-	-	29	26
Common stock issued under dividend reinvestment plan, 18,154 shares	18	298	-	-	-	316
Balance at December 31, 2010	4,317	33,096	57,984	(5,642)	(7,116)	82,639

Net income	-	-	6,569	-	-	6,569
Other comprehensive income	-	-	-	511	-	511
Cash dividends declared, $1.08 per share	-	-	(4,273)	-	-	(4,273)
Treasury shares issued under stock option plans, 1,776 shares	-	(2)	-	-	32	30
Common stock issued under dividend reinvestment plan, 102,200 shares	102	1,604	-	-	-	1,706
Balance at December 31, 2011	4,419	34,698	60,280	(5,131)	(7,084)	87,182

Net income	-	-	5,365	-	-	5,365
Other comprehensive income	-	-	-	1,081	-	1,081
Cash dividends declared, $.78 per share	-	-	(3,170)	-	-	(3,170)
Treasury shares issued under stock option plans, 140 shares	-	-	-	-	2	2
Common stock issued under dividend reinvestment plan, 84,122 shares	84	1,090	-	-	-	1,174
Balance at December 31, 2012	$4,503	$35,788	$62,475	$(4,050)	$(7,082)	$91,634

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows

	Years ended December 31
	2012	2011	2010
(Dollars in thousands)
Cash flows from operating activities
Net income	$5,365	$6,569	$7,612
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,405	1,407	1,344
Net amortization of loans and investment securities	1,511	975	410
Amortization and net change in mortgage servicing rights valuation	133	235	121
Amortization of intangibles	435	446	457
Provision for loan losses	5,225	7,524	3,235
Net realized gains on sales and calls of securities	(44)	(157)	(673)
Impairment writedown on securities recognized in earnings	100	240	1,059
Loans originated for sale	(13,125)	-	(920)
Proceeds from sale of loans	13,058	-	952
Gain on sales of loans	-	-	(32)
Net gain on sale or disposal of premises and equipment	-	-	(61)
Writedown on other real estate owned	435	-	-
Net loss (gain) on sale or disposal of other real estate/other repossessed assets	147	(22)	15
Increase in cash surrender value of life insurance	(652)	(682)	(672)
Contribution to pension plan	(6,783)	(2,112)	(626)
(Increase) decrease in interest receivable and other assets	(141)	(78)	963
Increase (decrease) in interest payable and other liabilities	3,842	699	(515)
Deferred tax expense (benefit)	367	(91)	(240)
Other, net	(718)	135	(71)
Net cash provided by operating activities	10,560	15,088	12,358

Cash flows from investing activities
Proceeds from sales and calls of securities available for sale	494	9,772	25,322
Proceeds from maturities and paydowns of securities available for sale	34,789	21,713	29,713
Net decrease in restricted stock	1,451	1,137	323
Purchase of investment securities available for sale	(43,673)	(37,562)	(28,123)
Net (decrease) increase in loans	3,938	(28,393)	(13,415)
Proceeds from sale of other real estate/other repossessed assets	788	517	448
Proceeds from sale or disposal of premises and equipment	-	-	117
Capital expenditures	(2,297)	(742)	(2,122)
Net cash (used in) provided by in investing activities	(4,510)	(33,558)	12,263

Cash flows from financing activities
Net increase in demand deposits, NOW, and savings accounts	96,650	67,535	66,239
Net decrease in time deposits	(10,196)	(13,880)	(70,273)
Net (decrease) increase in short-term borrowings and repurchase agreements	(10,894)	1,939	(4,691)
Long-term debt payments	(35,926)	(22,549)	(23,803)
Dividends paid	(3,170)	(4,273)	(4,194)
Treasury stock issued under stock option plans	2	30	26
Common stock issued under dividend reinvestment plan	1,174	1,706	316
Treasury stock issued to dividend reinvestment plan	-	-	617
Net cash provided by (used in) financing activities	37,640	30,508	(35,763)

Increase (decrease) in cash and cash equivalents	43,690	12,038	(11,142)
Cash and cash equivalents as of January 1	34,144	22,106	33,248
Cash and cash equivalents as of December 31	$77,834	$34,144	$22,106

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest on deposits and other borrowed funds	$7,102	$9,350	$12,974
Income taxes	$-	$2,425	$4,102

Noncash Activities
Loans transferred to Other Real Estate	$4,195	$3,726	$438

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

Principles of Consolidation – The consolidated financial statements include the accounts of Franklin Financial Services Corporation (the Corporation) and its wholly-owned subsidiaries; Farmers and Merchants Trust Company of Chambersburg and Franklin Future Fund Inc. Farmers and Merchants Trust Company of Chambersburg is a commercial bank (the Bank) that has one wholly-owned subsidiary, Franklin Financial Properties Corp., which holds real estate assets that are leased by the Bank. Franklin Future Fund Inc. is a non-bank investment company that makes venture capital investments within the Corporation’s primary market area. The activities of non-bank entities are not significant to the consolidated totals. All significant intercompany transactions have been eliminated in consolidation. Management has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.

Nature of Operations – The Corporation conducts substantially all of its business through its subsidiary bank, Farmers and Merchants Trust Company, which serves its customer base through twenty-six community-banking offices located in Franklin, Cumberland, Fulton and Huntingdon Counties, Pennsylvania. These counties are considered to be the Corporation’s primary market area. The Bank is a community-oriented commercial bank that emphasizes customer service and convenience. As part of its strategy, the Bank has sought to develop a variety of products and services that meet the needs of both its retail and commercial customers. The Corporation and the Bank are subject to the regulations of various federal and state agencies and undergo periodic examinations by these regulatory authorities.

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

Significant Group Concentrations of Credit Risk – Most of the Corporation’s activities are with customers located within its primary market area. Note 4 of the consolidated financial statements shows the types of securities in which the Corporation invests. Note 5 of the consolidated financial statements shows the types of lending in which the Corporation engages. The Corporation does not have any significant concentrations of any one industry or customer.

Statement of Cash Flows – For purposes of reporting cash flows, cash and cash equivalents include Cash and due from banks, Interest-bearing deposits in other banks and Federal funds sold. Generally, Federal funds are purchased and sold for one-day periods.

Investment Securities – Management classifies its securities at the time of purchase as available for sale or held to maturity. At December 31, 2012 and 2011, all securities were classified as available for sale, meaning that the Corporation intends to hold them for an indefinite period of time, but not necessarily to maturity. Available for sale securities are stated at estimated fair value, adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments of interest income through call date or maturity. The related unrealized holding gains and losses are reported as other comprehensive income or loss, net of tax, until realized. Declines in the fair value of held-to-maturity and available-for-sale securities to amounts below cost that are deemed to be other-than-temporary are reflected in earnings as realized losses. In estimating the other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) determines if the Corporation does not intend to sell the security or it if is not more likely than not that the Corporation will be required to sell the security before recovery of its amortized cost. When a determination is made that an other-than-temporary impairment exists but the Corporation does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, the other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income. Realized securities gains and losses are computed using the specific identification method. Gains or losses on the disposition of investment securities are based on the net proceeds and the adjusted carrying amount of the specific security sold. Any decision to sell a security classified as available for sale would be based on various factors, including significant movement in interest rates, changes in maturity or mix of the Bank’s assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors.

Restricted Stock– Restricted stock, which is carried at cost, consists of stock of the Federal Home Loan Bank of Pittsburgh (FHLB) and Atlantic Central Bankers Bank (ACBB). The Bank held $3.6 million of restricted stock at the end of 2012. With the exception of $30 thousand, this investment represents stock in the FHLB that the Bank is required to hold in order to be a member of FHLB and is carried at a cost of $100 per share. Federal law requires a member institution of the FHLB to hold FHLB stock according to a predetermined formula. In December 2008, FHLB announced it would suspend dividends and the regular repurchase of excess capital stock from its members due to deterioration in its financial condition. As a result, the Bank may hold more FHLB stock than would have been previously required. Management evaluates the restricted stock for impairment in accordance with ASC Topic 320. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the banks as compared to the capital stock amount for the banks and the length of time this situation has persisted, (2) commitments by the banks to make payments required by law or regulation and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the banks. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support its operations. There is not a public market for FHLB or ACBB stock and the benefits of membership (e.g., liquidity and low cost funding) add value to the stock beyond purely financial measures. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment. Management believes no impairment charge is necessary related to the FHLB or ACBB restricted stock as of December 31, 2012.

Financial Derivatives – The Corporation uses interest rate swaps, which it has designated as cash-flow hedges, to manage interest rate risk associated with variable-rate funding sources. All such derivatives are recognized on the balance sheet at estimated fair value in other assets or liabilities as appropriate. To the extent the derivatives are effective and meet the requirements for hedge accounting, changes in fair value are recognized in other comprehensive income with income statement reclassification occurring as the hedged item affects earnings. Conversely, changes in fair value attributable to ineffectiveness or to derivatives that do not qualify as hedges are recognized as they occur in the income statement’s interest expense account associated with the hedged item.

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

Loans – Loans, that management has the intent and ability to hold for the foreseeable future or until maturity or payoff, are stated at the outstanding unpaid principal balances, net of any deferred fees. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) of the related loans using the interest method. The Corporation is generally amortizing these amounts over the contractual life of the loan.

The accrual of interest is generally discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in a prior year is charged against the allowance for loan losses. Payments received on nonaccrual loans are applied initially against principal, then interest income, late charges and any other expenses. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt. Consumer loans are typically charged off no later than 180 days past due. Past due status is based on contractual terms of the loans.

Loans Held for Sale – Mortgage loans originated and intended for sale in the secondary market at the time of origination are carried at the lower of cost or estimated fair value (determined on an aggregate basis). All sales are made without recourse. Gains or losses on sales of mortgage loans are recognized based on the difference between the selling price and the carrying value of the related mortgage loans sold. Loans held for sale at December 31, 2012 represent loans originated through a third-party brokerage agreement for a fee and present no price risk to the Bank.

Loan Servicing – Servicing assets are recognized as separate assets when rights are acquired through sale of financial assets. A portion of the cost of originating the loan is allocated to the servicing right based on relative fair value. Fair value is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, prepayment speeds, default rates and losses. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the periods of, the estimated future net servicing income of the underlying financial assets. Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. For the purpose of computing impairment, mortgage servicing rights are stratified based on risk characteristics of the underlying loans that are expected to have the most impact on projected prepayments including loan type, interest rate and term. Impairment is recognized through a valuation allowance to the extent that fair value is less than the capitalized amount. If the Corporation later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income. Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income. Loans serviced by the Bank for the benefit of others totaled $46.1 million, $65.6 million and $79.9 million at December 31, 2012, 2011 and 2010, respectively.

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

Intangible Assets – The Bank has $9.0 million of goodwill recorded on its balances sheet as the result of corporate acquisitions. Goodwill is not amortized, nor deductible for tax purposes. However, goodwill is tested for impairment at least annually in accordance with ASC Topic 350. Goodwill was tested for impairment as of August 31, 2012. The impairment test was conducted following the step-one test under ASC Topic 350 rather than the qualitative assessment permitted under ASU 2011-08 that was effective for fiscal years beginning after December 15, 2011. The Corporation chose not to use the qualitative assessment method for the August 31, 2012 test primarily due to a lower level of earnings and the fact that the Corporation’s stock price is trading below its book value. The Corporation uses several different weighted methods to determine the fair value of the reporting unit under the step-one test, including a dividend analysis, comparable sale transactions, and change of control premium estimates. As a result of the step-one test, the estimated fair value of the Corporation exceeded its carrying value by approximately 5% (compared to 15% in 2011) and Management determined goodwill was not impaired. The decline in the valuation excess compared to 2011 is primarily the result of the book value of the Corporation increasing more than the estimated value, even though both values increased over the prior year. If the step-one test fails, a more comprehensive step-two test is performed before a final determination of impairment is made. At December 31, 2012, Management subsequently considered certain qualitative factors affecting the Corporation and determined that it was not likely that the results of the prior test had changed and it determined that goodwill was not impaired at year end. If goodwill is determined to be impaired, an impairment write-down is charged to results of operations in the period in which the impairment is determined. For more information on Goodwill refer to Note 8 of the accompanying financial statements. The customer list is amortized over 10 years using the sum-of-the-years digits method.

Bank Owned Life Insurance – The Bank invests in bank owned life insurance (“BOLI”) as a source of funding for employee benefit expenses. The Bank purchases life insurance coverage on the lives of a select group of employees. The Bank is the owner and beneficiary of the policies and records the investment at the cash surrender value of the underlying policies. Income from the increase in cash surrender value of the policies is included in noninterest income.

Other Real Estate Owned (OREO) – Foreclosed real estate (OREO) is comprised of property acquired through a foreclosure proceeding or an acceptance of a deed in lieu of foreclosure. Balances are initially reflected at the estimated fair value less any estimated disposition costs, with subsequent adjustments made to reflect further declines in value. Any losses realized upon disposition of the property, and holding costs prior thereto, are charged against income. All properties are actively marketed to potential buyers.

Transfers of Financial Assets – Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Corporation, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Corporation does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

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

Investment and Trust Services – Assets held in a fiduciary capacity are not assets of the Corporation and therefore are not included in the consolidated financial statements. Trust assets under management at December 31, 2012 were $520.4 million and $481.5 million at the prior year-end. Revenue from investment and trust services is recognized on the accrual basis.

Off-Balance Sheet Financial Instruments – In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments consisting of commitments to extend credit and letters of credit. Such financial instruments are recorded on the balance sheet when they are funded. The amount of any liability for the credit risk associated with off-balance sheet financial instruments is recorded in other liabilities and was not material to the financial position of the Corporation at December 31, 2012 or 2011.

Stock-Based Compensation – The Corporation accounts for stock based compensation in accordance with the ASC Topic 718, “ Stock Compensation.” ASC Topic 718 requires compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost is recognized over the period that an employee provides services in exchange for the award. Compensation expense was $0 in 2012, 2011 and 2010.

Pension – The provision for pension expense was actuarially determined using the projected unit credit actuarial cost method. The funding policy is to contribute an amount sufficient to meet the requirements of ERISA, subject to Internal Revenue Code contribution limitations.

In accordance with ASC Topic 715, ”Compensation – Retirement Benefits”, the Corporation recognizes the plan’s over-funded or under-funded status as an asset or liability with an offsetting adjustment to Accumulated Other Comprehensive Income (AOCI). ASC Topic 715 requires the determination of the fair value of a plan’s assets at the company’s year-end and the recognition of actuarial gains and losses, prior service costs or credits, transition assets or obligations as a component of AOCI. These amounts were previously netted against the plan’s funded status in the Corporation’s consolidated Balance Sheet. These amounts will be subsequently recognized as components of net periodic benefit costs. Further, actuarial gains and losses that arise in subsequent periods that are not initially recognized as a component of net periodic benefit costs will be recognized as a component of AOCI. Those amounts will subsequently be recorded as component of net periodic benefit costs as they are amortized during future periods.

Earnings per share – Earnings per share are computed based on the weighted average number of shares outstanding during each year. The Corporation’s basic earnings per share are calculated as net income divided by the weighted average number of shares outstanding. For diluted earnings per share, net income is divided by the weighted average number of shares outstanding plus the incremental number of shares added as a result of converting common stock equivalents, calculated using the treasury stock method. The Corporation’s common stock equivalents consist of stock options.

A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

(Dollars in thousands, except per share data)	2012	2011	2010
Weighted average shares outstanding (basic)	4,072	3,962	3,887
Impact of common stock equivalents	2	1	1
Weighted average shares outstanding (diluted)	4,074	3,963	3,888
Anti-dilutive options excluded from calculation	87	70	74

Net income	$5,365	$6,569	$7,612
Basic earnings per share	$1.32	$1.66	$1.96
Diluted earnings per share	$1.32	$1.66	$1.96

Reclassifications – Certain prior period amounts may have been reclassified to conform to the current year presentation. Such reclassifications did not affect reported net income.

Segment Reporting – The Bank acts as an independent community financial services provider and offers traditional banking and related financial services to individual, business and government customers. Through its community office and automated teller machine network, the Bank offers a full array of commercial and retail financial services, including the taking of time, savings and demand deposits; the making of commercial, consumer and mortgage loans; and the providing of safe deposit services. The Bank also performs personal, corporate, pension and fiduciary services through its Investment and Trust Services Department and Personal Investment Center.

Management does not separately allocate expenses, including the cost of funding loan demand, between the commercial, retail, mortgage banking and trust operations of the Bank. As such, discrete information is not available and segment reporting would not be meaningful.

Comprehensive Income – Comprehensive income is reflected in the Consolidated Statements of Comprehensive Income and includes net income and unrealized gains or losses, net of tax, on investment securities and derivatives and the change in plan assets and benefit obligations on the Bank’s pension plan, net of tax.

Recent Accounting Pronouncements:

Testing Indefinite-Lived Intangible Assets for Impairment. In July, 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.” Similar to ASU 2011-08, “Intangibles – Goodwill and Other (Topic 250) – Testing Goodwill for Impairment”, ASU 2012-20 addresses the growing cost and complexity of performing an analysis to evaluate indefinite-lived intangible assets (other than goodwill) for impairment. Rather than requiring a purely quantitative impairment test, the ASU provides entities with the option to first examine qualitative factors, such as economic conditions and cash flow trends, to make this determination. Entities are required by the guidance to consider both positive and negative impacts of such factors before determining whether it is more-likely-than-not (i.e. greater than 50% probability) that the indefinite-lived asset is impaired. It should be noted that the qualitative portion of the analysis is optional for all issuers. This ASU is effective for impairment tests performed during fiscal years beginning after September 15, 2012, and may be early adopted if the entity’s financial statements for the most recent fiscal or interim period have not yet been issued. The Corporation adopted this ASU in 2012.

Comprehensive Income (Topic 220): Reporting of Reclassified Out of Accumulated Other Comprehensive Income. The ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. The Corporation does not believe the amendments will have a material impact on its financial statements.

Note 2. Regulatory Matters

The Bank is limited as to the amount it may lend to the Corporation, unless such loans are collateralized by specific obligations. State regulations also limit the amount of dividends the Bank can pay to the Corporation and are generally limited to the Bank’s accumulated net earnings, which were $64.5 million at December 31, 2012. In addition, dividends paid by the Bank to the Corporation would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. The Corporation and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Although not adopted in regulation form, the Pennsylvania Department of Banking utilizes capital standards requiring a minimum leverage capital ratio of 6% and a risk-based capital ratio of 10%, defined substantially the same as those by the FDIC. Management believes, as of December 31, 2012, that the Corporation and the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2012, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

The table that follows presents the total risk-based, Tier 1 risk-based and Tier 1 leverage requirements for the Corporation and the Bank as defined by the FDIC. Actual capital amounts and ratios are also presented.

	As of December 31, 2012
			Minimum to be		Minimum to be
	Actual		Adequately Capitalized		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Risk-based Capital Ratio
Corporation	$95,268	12.60%	$60,465	8.00%	N/A	N/A
Bank	92,056	12.22%	60,244	8.00%	$75,305	10.00%

Tier 1 Risk-based Capital Ratio
Corporation	$85,843	11.36%	$30,232	4.00%	N/A	N/A
Bank	82,631	10.97%	30,122	4.00%	$45,183	6.00%

Tier 1 Leverage Ratio
Corporation	$85,843	8.29%	$41,439	4.00%	N/A	N/A
Bank	82,631	7.99%	41,392	4.00%	$51,740	5.00%

	As of December 31, 2011
			Minimum to be		Minimum to be
	Actual		Adequately Capitalized		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Risk-based Capital Ratio
Corporation	$92,296	12.14%	$60,837	8.00%	N/A	N/A
Bank	87,117	11.51%	60,550	8.00%	$75,688	10.00%

Tier 1 Risk-based Capital Ratio
Corporation	$82,835	10.89%	$30,419	4.00%	N/A	N/A
Bank	77,656	10.26%	30,275	4.00%	$45,413	6.00%

Tier 1 Leverage Ratio
Corporation	$82,835	8.40%	$39,429	4.00%	N/A	N/A
Bank	77,656	7.89%	39,356	4.00%	$49,195	5.00%

Note 3. Restricted Cash Balances

The Bank is required to maintain reserves against its deposit liabilities in the form of vault cash and/or balances with the Federal Reserve Bank. Deposit reserves that the Bank was required to hold were approximately $838 thousand and $815 thousand at December 31, 2012 and 2011, respectively and were satisfied by the Bank’s vault cash.

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

Equities: The equity portfolio is comprised entirely of bank stocks with the Bank and the Corporation each holding separate portfolios. The stocks held in the portfolio range from community banks to large national banks. In 2012, no other-than-temporary impairment charges were recorded against the equity portfolio.

Municipal Bonds: The Bank’s municipal bond portfolio is well diversified geographically and is comprised primarily of tax-exempt general obligation bonds (68% of the portfolio). The portfolio holds one hundred eight separate issues within twenty-seven states. The largest dollar exposure is to issuers in the state of Texas ($9.8 million / 19 issues) and Pennsylvania ($7.1 million / 11 issues). The majority of the bonds have either private bond insurance or have some other type of credit enhancement. The portfolio contains eighteen taxable municipal bonds with a fair value of $16.8 million. When purchasing municipal bonds, the Bank looks primarily to the underlying credit of the issuer as a sign of credit quality and then to any credit enhancement. Approximately $51 million of the portfolio is rated “A” or higher by Moody’s. The Bank owns five issues for $2.0 million that are not rated by a nationally recognized rating agency. The Bank holds eight Build America Bonds on which the issuer receives a federal interest subsidy for the interest payable on the bond. Congress is still debating the “fiscal cliff”, which includes the federal spending cuts mandated to take effect in 2013. If these cuts are implemented, it would end the federal direct pay interest subsidy and could trigger a call provision on the bonds at prices that may result in a loss to the Bank.

Corporate Bonds: There is one variable rate bond in the corporate bond portfolio in the financial services sector. This bond is rated A3 by Moody.

Trust Preferred Bonds: The holdings remain the same as at the prior year end, but the unrealized loss has declined from $1.3 million to $1.1 million. The credit ratings for each bond are similar to the rating one year prior. Trust preferred securities are typically issued by a subsidiary grantor trust of a bank holding company, which uses the proceeds of the equity issuance to purchase deeply subordinated debt issued by the bank holding company. Trust-preferred securities can reflect single entity issues or a group of entities (pooled trust preferred). Pooled trust preferred securities have been the subject of significant other than temporary impairment write-downs due in some cases from the default of one issuer in the pool that then impairs the entire pool. Because of the financial crisis of 2008, most trust preferred securities have realized a significant decline in value, but market prices continue to improve slowly. All of the Bank’s issues are single issuer, variable rate notes with long final maturities (2027-2028) that continue to pay dividends.

Mortgage-backed Securities: This sector holds $51.5 million or 39% of the total portfolio. The majority of this sector ($49.1 million) is comprised of U.S. Government Agency MBS. In addition, the Bank holds six private label mortgage-backed securities (PLMBS) with a fair value of $2.4 million and an amortized cost of $2.5 million. The PLMBS bonds paid down by more than $1 million in 2012 and one issue paid off during the year.

The Bank’s PLMBS portfolio is comprised primarily of Alt-A loans. Alt-A loans are first-lien residential mortgages that generally conform to traditional “prime” credit guidelines; however, loan factors such as the loan-to-value ratio, loan documentation, occupancy status or property type cause these loans not to qualify for standard underwriting programs. The Alt-A product in the Bank’s portfolio is comprised of fixed-rate mortgages that were originated between 2003 and 2006 and all were originally rated AAA. The bonds issued in 2006 are experiencing the highest delinquency and loss rates. All of these bonds originally had some type of credit support tranche to absorb any loss prior to losses at the senior tranche held by the Bank, but this has eroded completely on some bonds as they have started to experience losses. The Bank recorded other-than-temporary impairment charges of $100 thousand on three PLMBS bonds in 2012. Based on the performance of some the PLMBS, it appears as if the underwriting standards that were represented in the offering, and resulted in the AAA rating, were not followed. As a result, the Bank purchased some securities based on these misrepresentations, and it is most likely that these securities would not have been purchased had all the information been reported correctly. The Bank is participating in a lawsuit against certain issuers related to these misrepresentations.

The amortized cost and estimated fair value of investment securities available for sale as of December 31, 2012 and 2011 is as follows:

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
2012	cost	gains	losses	value
Equity securities	$2,104	$92	$(255)	$1,941
U.S. Government agency securities	12,657	156	(4)	12,809
Municipal securities	58,395	2,984	(163)	61,216
Corporate debt securities	1,005	-	(11)	994
Trust preferred securities	5,905	-	(1,075)	4,830
Agency mortgage-backed securities	48,121	1,029	(84)	49,066
Private-label mortgage-backed securities	2,539	10	(123)	2,426
Asset-backed securities	59	-	(13)	46
	$130,785	$4,271	$(1,728)	$133,328

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
2011	cost	gains	losses	value
Equity securities	$2,105	$11	$(357)	$1,759
U.S. Government agency securities	13,159	75	(5)	13,229
Municipal securities	42,490	2,598	(7)	45,081
Corporate debt securities	2,484	49	(119)	2,414
Trust preferred securities	5,890	-	(1,272)	4,618
Agency mortgage-backed securities	54,314	1,159	(188)	55,285
Private-label mortgage-backed securities	3,366	1	(500)	2,867
Asset-backed securities	66	-	(18)	48
	$123,874	$3,893	$(2,466)	$125,301

At December 31, 2012 and 2011, the fair value of investment securities pledged to secure public funds, trust balances, repurchase agreements, deposit and other obligations totaled $119.8 million and $112.1 million, respectively.

The amortized cost and estimated fair value of debt securities at December 31, 2012, by contractual maturity are shown below. Actual maturities may differ from contractual maturities because of prepayment or call options embedded in the securities.

	Amortized	Fair
(Dollars in thousands)	cost	value
Due in one year or less	$4,727	$4,739
Due after one year through five years	14,114	14,895
Due after five years through ten years	21,490	22,560
Due after ten years	37,690	37,701
	78,021	79,895
Mortgage-backed securities	50,660	51,492
	$128,681	$131,387

The composition of the net realized securities gains (losses) for the years ended December 31, 2012, 2011 and 2010 is as follows:

(Dollars in thousands)	2012	2011	2010
Gross gains realized	$45	$195	$846
Gross losses realized	(1)	(38)	(173)
Net gains realized	$44	$157	$673

Tax provision applicable to net securities gains	$15	$53	$229

Impairment:

The condition of the portfolio at year-end 2012 as measured by the dollar amount of temporarily impaired securities remained virtually unchanged from the prior year; however, the amount of unrealized losses is $738 thousand less than one year ago. The sectors with the largest improvement in unrealized loss are PLMBS and Trust Preferred securities. Contributing to the improvement in PLMBS was an OTTI charge of $100 thousand taken in 2012. Trust preferred securities continue to represent the largest component (62%) of the total portfolio unrealized loss.

For securities with an unrealized loss, Management applies a systematic methodology in order to perform an assessment of the potential for other-than-temporary impairment. In the case of debt securities, investments considered for other-than-temporary impairment: (1) had a specified maturity or repricing date; (2) were generally expected to be redeemed at par, and (3) were expected to achieve a recovery in market value within a reasonable period of time. In addition, the Bank considers whether it intends to sell these securities or whether it will be forced to sell these securities before the earlier of amortized cost recovery or maturity. Equity securities are assessed for other-than-temporary impairment based on the length of time of impairment, dollar amount of the impairment and general market and financial conditions relating to specific issues. The impairment identified on debt and equity securities and subject to assessment at December 31, 2012, was deemed to be temporary and required no further adjustments to the financial statements, unless otherwise noted. The table below reflects the temporary impairment in the investment portfolio (excluding restricted stock), aggregated by investment category, length of time that individual securities have been in a continuous unrealized loss position and the number of securities in each category as of December 31, 2012 and 2011.

	December 31, 2012
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

Equity securities	$226	$(20)	3	$1,236	$(235)	13	$1,462	$(255)	16
U.S. Government agency securities	938	(1)	1	3,346	(3)	6	4,284	(4)	7
Municipal securities	8,789	(163)	10	-	-	-	8,789	(163)	10
Corporate debt securities	-	-	-	994	(11)	1	994	(11)	1
Trust preferred securities	-	-	-	4,830	(1,075)	7	4,830	(1,075)	7
Agency mortgage-backed securities	6,869	(68)	8	2,664	(16)	6	9,533	(84)	14
Private-label mortgage-backed securities	-	-	-	1,875	(123)	5	1,875	(123)	5
Asset-backed securities	-	-	-	46	(13)	3	46	(13)	3
Total temporarily impaired securities	$16,822	$(252)	22	$14,991	$(1,476)	41	$31,813	$(1,728)	63

	December 31, 2011
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

Equity securities	$394	$(111)	3	$864	$(246)	13	$1,258	$(357)	16
U.S. Government agency securities	6,068	(3)	5	1,321	(2)	5	7,389	(5)	10
Municipal securities	579	(7)	1	-	-	-	579	(7)	1
Corporate debt securities	-	-	-	1,889	(119)	2	1,889	(119)	2
Trust preferred securities	-	-	-	4,618	(1,272)	7	4,618	(1,272)	7
Agency mortgage-backed securities	12,452	(156)	12	1,174	(32)	1	13,626	(188)	13
Private-label mortgage-backed securities	1,057	(36)	2	1,636	(464)	4	2,693	(500)	6
Asset-backed securities	-	-	-	48	(18)	3	48	(18)	3
Total temporarily impaired securities	$20,550	$(313)	23	$11,550	$(2,153)	35	$32,100	$(2,466)	58

The unrealized loss in the trust preferred sector declined by approximately $200 thousand compared to the prior year-end as market prices continued to show improvement during 2012. All of the Bank’s trust preferred securities are variable rate notes with long maturities (2027 – 2028) from companies that received money (and in some cases paid back) from the Troubled Asset Relief Program (TARP), continue to pay dividends and have raised capital. The credit ratings on this portfolio are similar to the prior period and no bonds have missed or suspended any payments. At December 31, 2012, the Bank believes it will be able to collect all interest and principal due on these bonds and no other-than-temporary-impairment charges were recorded. For additional detail on the Bank’s trust preferred securities see the following table.

Trust Preferred Securities

(Dollars in thousands)
Deal Name	Single Issuer or Pooled	Class	Amortized Cost	Fair Value	Gross Unrealized Gain (Loss)	Lowest Credit Rating Assigned	Number of Banks Currently Performing	Deferrals and Defaults as % of Original Collateral	Expected Deferral/ Defaults as a Percentage of Remaining Performing Collateral

Huntington Cap Trust	Single	Preferred Stock	$933	$733	$(200)	BB	1	None	None
Huntington Cap Trust II	Single	Preferred Stock	880	719	(161)	BB	1	None	None
BankAmerica Cap III	Single	Preferred Stock	958	752	(206)	BB	1	None	None
Wachovia Cap Trust II	Single	Preferred Stock	274	243	(31)	BBB+	1	None	None
Corestates Captl Tr II	Single	Preferred Stock	928	808	(120)	BBB+	1	None	None
Chase Cap VI JPM	Single	Preferred Stock	959	811	(148)	BBB	1	None	None
Fleet Cap Tr V	Single	Preferred Stock	973	764	(209)	BB	1	None	None
			$5,905	$4,830	$(1,075)

The PLMBS sector continues to show a gross unrealized loss of $123 thousand on five securities. The majority of this sector is comprised of “Alt-A” PLMBS. These bonds were all rated AAA at time of purchase but have since experienced rating declines. Some have experienced increased delinquencies and defaults, while others have seen the credit support increase as the bonds paid-down. The Bank monitors the performance of the Alt-A investments on a regular basis and reviews delinquencies, default rates, credit support levels and various cash flow stress test scenarios. In determining the credit related loss, Management considers all principal past due 60 days or more as a loss. If additional principal moves beyond 60 days past due, it will also be considered a loss. As a result of the analysis on PLMBS it was determined that three bonds contained losses that were considered other-than-temporary. Management determined $100 thousand was credit related and therefore, recorded an impairment charge of $100 thousand against earnings in 2012. The market for PLMBS continues to be weak and Management believes that this factor accounts for a portion of the unrealized losses that is not attributable to credit issues. Management continues to monitor these securities and it is possible that additional write-downs may occur if current loss trends continue. The Bank is participating in a class-action lawsuit against one PLMBS servicer that centers on defective warranties and representations made as part of the underwriting process. The resolution of this action is unknown at this time. For additional detail on the Bank’s PLMBS see the following table.

Private Label Mortgage Backed Securities

(Dollars in thousands)				Gross				Cumulative
	Origination	Amortized	Fair	Unrealized	Collateral	Lowest Credit	Credit	OTTI
Description	Date	Cost	Value	Gain (Loss)	Type	Rating Assigned	Support %	Charges
RALI 2004-QS4 A7	3/1/2004	$320	$316	$(4)	ALT A	BBB+	11.98	$-
MALT 2004-6 7A1	6/1/2004	541	551	10	ALT A	CCC	12.13	-
RALI 2005-QS2 A1	2/1/2005	450	433	(17)	ALT A	C	6.61	-
RALI 2006-QS4 A2	4/1/2006	704	637	(67)	ALT A	D	-	278
GSR 2006-5F 2A1	5/1/2006	147	146	(1)	Prime	D	-	15
RALI 2006-QS8 A1	7/28/2006	377	343	(34)	ALT A	D	-	197
		$2,539	$2,426	$(113)				$490

The following table represents the cumulative credit losses on securities recognized in earnings as of December 31, 2012.

Twelve Months
(Dollars in thousands)	Ended
December 31, 2012
Balance of cumulative credit losses on securities, January 1, 2012	$390
Additions for credit losses recorded which were not previously recognized as components of earnings	100
Balance of cumulative credit losses on securities, December 31, 2012	$490

The Bank held $3.6 million of restricted stock at the end of 2012. The restricted stock is comprised primarily of an investment in the Federal Home Loan Bank of Pittsburgh (FHLB). FHLB stock is carried at a cost of $100 per share. In 2008, FHLB announced a capital restoration plan that resulted in it indefinitely suspending paying dividends and repurchasing excess capital stock from its members. However, during 2012, FHLB repurchased $1.5 million in stock as part of special repurchases and paid a small dividend. However, FHLB has not indicated that it has returned to its prior practice of repurchasing excess capital stock. As of December 31, 2012, the Bank held $1.6 million in FHLB stock in excess of what it would have been required to hold prior to the suspension of the stock repurchase plan. FHLB stock is evaluated for impairment primarily based on an assessment of the ultimate recoverability of its cost. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support its operations. There is not a public market for FHLB stock and the benefits of FHLB membership (e.g., liquidity and low cost funding) add value to the stock beyond purely financial measures. If FHLB stock were deemed to be impaired, the write-down for the Bank could be significant. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment.

Note 5. Loans

The Bank reports its loan portfolio based on the primary collateral of the loan. It further classifies these loans by the primary purpose, either consumer or commercial. The Bank’s mortgage loans include long-term loans to individuals and businesses secured by mortgages on the borrower’s real property. Construction loans are made to finance the purchase of land and the construction of residential and commercial buildings thereon, and are secured by mortgages on real estate. Commercial loans are made to businesses of various sizes for a variety of purposes including construction, property, plant and equipment, and working capital. Commercial loans also include loans to government municipalities. Commercial lending is concentrated in the Bank’s primary market, but also includes purchased loan participations. Consumer loans are comprised of installment, home equity and unsecured personal lines of credit. However, the Bank discontinued its indirect lending activities in 2010.

A summary of loans outstanding, by primary collateral, at the end of the reporting periods is as follows:

(Dollars in thousands)	December 31, 2012	December 31, 2011
Residential Real Estate 1-4 Family
Consumer first liens	$93,790	$86,767
Consumer junior liens and lines of credit	35,494	40,290
Total consumer	129,284	127,057

Commercial first lien	60,809	55,130
Commercial junior liens and lines of credit	6,794	7,846
Total	67,603	62,976
Total residential real estate 1-4 family	196,887	190,033

Residential real estate - construction
Consumer purpose	3,255	1,381
Commercial purpose	12,177	19,901
Total residential real estate construction	15,432	21,282

Commercial, industrial and agricultural real estate	363,874	358,974
Commercial, industrial and agricultural	166,734	182,694
Consumer	10,652	13,427
	753,579	766,410
Less: Allowance for loan losses	(10,379)	(9,723)
Net Loans	$743,200	$756,687

Included in the loan balances are the following:
Net unamortized deferred loan costs	$456	$426
Unamortized discount on purchased loans	$(129)	$(167)

Loans pledged as collateral for borrowings and commitments from:
FHLB	$657,684	$679,272
Federal Reserve Bank	54,194	27,435
	$711,878	$706,707

Loans to directors and executive officers and related interests and affiliated enterprises were as follows:

(Dollars in thousands)	2012	2011
Balance at beginning of year	$10,871	$8,072
New loans made	8,358	3,854
Repayments	(2,304)	(1,055)
Balance at end of year	$16,925	$10,871

Note 6. Loan Quality

Management utilizes a risk rating scale ranging from 1 (Prime) to 9 (Loss) to evaluate loan quality. This risk rating scale is used primarily for commercial purpose loans. Consumer purpose loans are identified as either pass or substandard. Substandard consumer loans are loans that are 90 days or more past due and still accruing or on nonaccrual. Loans rated 1 – 4 are considered pass credits. Loans that are rated 5 are pass credits, but have been identified as credits that are likely to warrant additional attention and monitoring. Loans rated 6 (Other Assets Especially Mentioned - OAEM) or worse begin to receive enhanced monitoring and reporting by the Bank. Loans rated 7 (Substandard) or 8 (Doubtful) exhibit the greatest financial weakness and present the greatest possible risk of loss to the Bank. Nonaccrual loans are rated no better than 7. The following factors represent some of the factors used in determining the risk rating of a borrower: cash flow, debt coverage, liquidity, management, and collateral. Risk ratings, for pass credits, are generally reviewed annually for term debt and at renewal for revolving or renewing debt. The Bank monitors loan quality by reviewing four measurements: (1) loans rated 6 (OAEM) or worse (collectively “watch list”), (2) delinquent loans, (3) other real estate owned (OREO), and (4) net-charge-offs. Management compares trends in these measurements with the Bank’s internally established targets, as well as its national peer group.

Watch list loans exhibit financial weaknesses that increase the potential risk of default or loss to the Bank. However, inclusion on the watch list, does not by itself, mean a loss is certain. The watch list includes both performing and nonperforming loans. Watch list loans totaled $104.3 million at year-end compared to $93.5 million at the prior year end. The watch list is comprised of $32.7 million rated 6, $68.8 million rated 7 and $2.8 million rated 8. The loan, rated 8, represents one loan of a total $8.1 million relationship (see Table 13, credit 8) and is secured by land for a residential real estate development. When initially rated an 8 at September 30, 2012, there was not sufficient collateral to support the entire $8.1 million relationship and the doubtful balance represented the potential collateral shortage. The Bank is in the process of negotiating additional collateral to fully secure the loan and has maintained the 8 rating. The Bank has no loans rated 9 (Loss). The Bank’s Loan Management Committee reviews these loans and risk ratings on a quarterly basis in order to proactively identify and manage problem loans. In addition, a committee meets monthly to discuss possible workout strategies for OREO and all credits rated 7 or worse. Management also tracks other commercial loan risk measurements including high loan to value loans, concentrations, participations and policy exceptions and reports these to the Credit Risk Oversight Committee of the Board of Directors. The Bank also uses a third-party consultant to assist with internal loan review with an overarching goal of reviewing 60% of commercial loans each year. The FDIC defines certain supervisory loan-to-value lending limits. The Bank’s internal loan-to-value limits are all equal to, or have lower loan-to-value limits, than the supervisory loan to value limits. At December 31, 2012, the Bank had loans of $33.4 million that exceeded the supervisory limit.

The following table reports on the credit rating for those loans in the portfolio that are assigned an individual credit rating as of December 31, 2012 and 2011:

(Dollars in thousands)	Pass	OAEM	Substandard	Doubtful	Total

December 31, 2012
Residential Real Estate 1-4 Family
First liens	$139,549	$6,277	$8,773	$-	$154,599
Junior liens and lines of credit	40,584	175	1,529	-	42,288
Total	180,133	6,452	10,302	-	196,887
Residential real estate - construction	11,284	2,922	1,226	-	15,432
Commercial, industrial and agricultural real estate	299,075	20,221	41,828	2,750	363,874
Commercial, industrial and agricultural	148,195	3,120	15,419	-	166,734
Consumer	10,636	-	16	-	10,652
Total	$649,323	$32,715	$68,791	$2,750	$753,579

December 31, 2011
Residential Real Estate 1-4 Family
First liens	$130,680	$3,733	$7,484	$-	$141,897
Junior liens and lines of credit	47,329	377	430	-	48,136
Total	178,009	4,110	7,914	-	190,033
Residential real estate - construction	19,253	941	1,088	-	21,282
Commercial, industrial and agricultural real estate	291,967	41,675	25,332	-	358,974
Commercial, industrial and agricultural	168,207	7,649	6,838	-	182,694
Consumer	13,320	-	107	-	13,427
Total	$670,756	$54,375	$41,279	$-	$766,410

Delinquent loans are a result of borrowers’ cash flow and/or alternative sources of cash being insufficient to repay loans. The Bank’s likelihood of collateral liquidation to repay the loans becomes more probable the further behind a borrower falls, particularly when loans reach 90 days or more past due. Management monitors the performance status of loans by the use of an aging report. The aging report can provide an early indicator of loans that may become severely delinquent and possibly result in a loss to the Bank. The following table presents the aging of payments in the loan portfolio as of December 31, 2012 and 2011:

(Dollars in thousands)		Loans Past Due and Still Accruing					Total
	Current	30-59 Days	60-89 Days	90 Days+	Total	Non-Accrual	Loans
December 31, 2012
Residential Real Estate 1-4 Family
First liens	$147,236	$2,862	$797	$120	$3,779	$3,584	$154,599
Junior liens and lines of credit	40,741	449	228	112	789	758	42,288
Total	187,977	3,311	1,025	232	4,568	4,342	196,887
Residential real estate - construction	14,875	-	-	-	-	557	15,432
Commercial, industrial and agricultural real estate	334,822	64	329	-	393	28,659	363,874
Commercial, industrial and agricultural	163,387	161	35	315	511	2,836	166,734
Consumer	10,339	258	39	16	313	-	10,652
Total	$711,400	$3,794	$1,428	$563	$5,785	$36,394	$753,579

December 31, 2011
Residential Real Estate 1-4 Family
First liens	$134,105	$2,574	$953	$2,516	$6,043	$1,749	$141,897
Junior liens and lines of credit	46,311	1,121	121	301	1,543	282	48,136
Total	180,416	3,695	1,074	2,817	7,586	2,031	190,033
Residential real estate - construction	21,161	-	-	121	121	-	21,282
Commercial, industrial and agricultural real estate	337,462	2,961	2,646	1,627	7,234	14,278	358,974
Commercial, industrial and agricultural	179,907	113	1,127	100	1,340	1,447	182,694
Consumer	12,917	287	116	107	510	-	13,427
Total	$731,863	$7,056	$4,963	$4,772	$16,791	$17,756	$766,410

Nonaccruing loans generally represent Management’s determination that the borrower will be unable to repay the loan in accordance with its contractual terms and that collateral liquidation may or may not fully repay both interest and principal. It is the Bank’s policy to evaluate the probable collectability of principal and interest due under terms of loan contracts for all loans 90-days or more past due, nonaccrual loans or impaired loans. Further, it is the Bank’s policy to discontinue accruing interest on loans that are not adequately secured and in the process of collection. Upon determination of nonaccrual status, the Bank subtracts any current year accrued and unpaid interest from its income, and any prior year accrued and unpaid interest from the allowance for loan losses. Management continually monitors the status of nonperforming loans, the value of any collateral and potential of risk of loss. Nonaccrual loans are rated no better than 7 (Substandard).

Loan quality has declined during 2012, as measured by the balance of nonperforming loans (nonaccrual and loans past due 90-days or more). Nonperforming loans have increased by $14.4 million with the majority of the increase coming in the commercial real estate sector. The nonaccrual table that follows identifies the most significant loans in nonaccrual status. These nonaccrual loans account for 82% of the total nonaccrual balance and credits 5 – 11 added $20.4 million to nonaccrual during 2012. Also included in the nonaccrual total is $11.4 million of loans classified as troubled debt restructurings (TDR). A TDR loan is maintained on nonaccrual status until a satisfactory repayment history is established. All of the Bank’s TDR loans are in compliance with the modified terms and it is likely that some will be able to be returned to performing status in 2013. It is possible that other nonaccrual loans could be removed from nonaccrual status in 2013. However, it is also possible that other loans may become delinquent and nonperforming loans could remain at a high level due to lengthy workout periods on these loans.

All loans on the watch list that are not on nonaccrual or past due 90 days or more are considered potential problem loans. These loans are rated 6 or 7 due to a financial weakness that has the potential to increase the risk of loss to the Bank. However, due to the performing status or other mitigating factors such as collateral or personal guarantees, the loans remain on an accruing status. Potential problem loans at December 31, 2012 totaled $67.3 million compared to $71.0 million at December 31, 2011.

The following table presents a summary of nonperforming assets as of December 31, of each year:

	2012		2011
		% of Loan		% of Loan
(Dollars in thousands)	Balance	Segment	Balance	Segment

Nonaccrual loans
Residential Real Estate 1-4 Family
First liens	$3,584	2.3	$1,749	1.2
Junior liens and lines of credit	758	1.8	282	0.6
Total	4,342	2.2	2,031	1.1
Residential real estate - construction	557	3.6	-	-
Commercial, industrial and agricultural real estate	28,659	7.9	14,278	4.0
Commercial, industrial and agricultural	2,836	1.7	1,447	0.8
Consumer	-	-	-	-
Total nonaccrual loans	36,394		17,756

Loans past due 90 days or more and not included above
Residential Real Estate 1-4 Family
First liens	120		2,516
Junior liens and lines of credit	112		301
Total	232		2,817
Residential real estate - construction	-		121
Commercial, industrial and agricultural real estate	-		1,627
Commercial, industrial and agricultural	315		100
Consumer	16		107
Total loans past due 90 days or more and still accruing	563		4,772

Total nonaccrual and loans past due 90 days or more	36,957		22,528

Repossessed assets	-		6
Other real estate owned	5,127		3,224
Total nonperforming assets	$42,084		$25,758

The following table provides additional information on significant nonaccrual loans.

December 31, 2012
(Dollars in thousands)
		ALL	Nonaccrual			Last
	Balance	Reserve	Date	Collateral	Location	Appraisal(1)

Credit 1	$2,491	$-	Dec-10	1st, 2nd and 3rd lien on 600+ acres of farm real estate, and equipment inventory	PA	Apr-12
Agricultural						$4,344

Credit 2	3,588	-	Dec-10	1st lien on 92 acres undeveloped commercial real estate	PA	Jan-12
Commercial Real Estate						$3,899

Credit 3	1,001	-	Aug-11	1st lien on commercial and residential properties and 70 acres	PA	Oct-11
Commercial and residential real estate						$1,280

Credit 4	2,422	-	Sep-11	Liens on commercial real estate - performance theaters and business assets	MO & PA	Feb-12
Commercial real estate						$4,887

Credit 5	2,670	-	Mar-12	1st and 2nd liens on commercial real estate, residential real estate and business assets	PA	Dec-12
Residential real estate development						$4,808

Credit 6	2,069	-	Jun-12	1st lien residential development land - 75 acres	WV	Mar-12
Residential real estate development				2nd lien residential real estate	PA	$2,550

Credit 7	1,634	-	Apr-12	1st and 2nd liens on residential real estate	PA	May-12
Residential real estate development						$2,001

Credit 8	8,050	-	Sep-12	1st lien residential real estate development -376 acres and other commercial and residential properties	PA	Dec-11
Residential real estate development						$9,860

Credit 9	1,812	-	Mar-12	Accounts receivable, inventory and 1st lien on real estate	PA	Sep-11
Commercial and industrial						$3,889

Credit 10	2,201	-	Oct-12	1st lien commercial refrigerated warehouse	PA	Dec-11
Commercial real estate						$5,995

Credit 11	1,914	-	Oct-12	1st lien on farmland	PA	May-12
Agricultural						$2,666
	$29,852	$-

(1) Appraisal value, as reported, does not reflect the pay-off of any senior liens or the cost to liquidate the collateral, but does reflect only the Bank’s share of the collateral if it is a participated loan.

Credit 1 was approved as a loan restructuring and was returned to accrual status in March 2013. Credit 2 was charged down by $1.6 million in the first quarter of 2012 due to a reduced appraisal value. This credit is part of a participated loan and it is likely that the lead bank will begin foreclosure action in 2013. Credit 3 is in the process of foreclosure. Credit 4 is a TDR that is performing in accordance with the modified terms. This credit is part of a shared national credit and it is unlikely to return to accrual status until approved by the lead regulatory agency. Credit 5 is a TDR that is performing in accordance with the modified terms and is on nonaccrual until a satisfactory repayment history is established. Credit 6 was written down by $259 thousand in 2012. Foreclosure action has been initiated on this credit. Credit 7 is exploring external financing to pay off its loan and is considering restructuring options from the Bank, but it is unknown if these efforts will be successful. Credit 8 is in the process of negotiating with the Bank for additional collateral and possible loan restructuring. Credit 9 is a TDR. Two plant facilities were sold through a court approved bankruptcy in January 2013. The Bank expects to receive a pay down on this credit from the sale, but the amount is unknown at this time. Credit 10 is a participated loan and the Bank is in discussion with the lead bank on a workout strategy. Credit 11 is a TDR and is performing in accordance with its modified terms.

Interest not recognized on nonaccrual loans was $800 thousand, $319 thousand and $535 thousand for the years ended December 31, 2012, 2011 and 2010, respectively. In addition to monitoring nonaccrual loans, the Bank also closely monitors impaired loans and troubled debt restructurings. A loan is considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all interest and principal payments due according to the originally contracted terms of the loan agreement. Nonaccrual loans, excluding consumer purpose loans, and TDR loans are considered impaired and the Bank reviews all other loans rated 7 or worse for impaired status. Impaired loans totaled $39.4 million at year-end 2012 compared to $28.0 million at December 31, 2011. The increase in impaired loans occurred primarily in the commercial real estate category. The majority of the increase was the addition of credits 6 and 8 from the nonaccrual table as impaired loans. See the following table for additional information on impaired loans.

	Impaired Loans
	With No Allowance		With Allowance
(Dollars in thousands)		Unpaid		Unpaid
	Recorded	Principal	Recorded	Principal	Related
	Investment	Balance	Investment	Balance	Allowance
December 31, 2012
Residential Real Estate 1-4 Family
First liens	$3,504	$3,715	$80	$80	$20
Junior liens and lines of credit	691	707	-	-	-
Total	4,195	4,422	80	80	20
Residential real estate - construction	557	567	-	-	-
Commercial, industrial and agricultural real estate	28,346	31,937	2,603	3,194	357
Commercial, industrial and agricultural	2,495	2,584	1,088	1,145	470
Consumer	-	-	-	-	-
Total	$35,593	$39,510	$3,771	$4,419	$847

December 31, 2011
Residential Real Estate 1-4 Family
First liens	$176	$177	$3,723	$3,867	$495
Junior liens and lines of credit	28	30	134	134	3
Total	204	207	3,857	4,001	498
Residential real estate - construction	-	-	43	43	-
Commercial, industrial and agricultural real estate	11,072	12,092	10,550	12,050	1,591
Commercial, industrial and agricultural	94	109	2,214	2,352	870
Consumer	-	-	-	-	-
Total	$11,370	$12,408	$16,664	$18,446	$2,959

	Twelve Months Ended		Twelve Months Ended
	December 31, 2012		December 31, 2011
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Residential Real Estate 1-4 Family
First liens	$4,070	$58	$2,170	$190
Junior liens and lines of credit	744	1	317	14
Total	4,814	59	2,487	204
Residential real estate - construction	458	-	7,147	-
Commercial, industrial and agricultural real estate	26,815	151	19,152	530
Commercial, industrial and agricultural	4,060	111	2,342	79
Consumer	-	-	1	-
Total	$36,147	$321	$31,129	$813

A loan is considered a troubled debt restructuring if the creditor (the Bank), for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The Bank reviews all loans rated 5 or worse when it is providing a loan restructure, modification or new credit facility to determine if the action is a TDR. If a TDR loan is placed on nonaccrual status, it remains on nonaccrual status for at least six months to ensure performance. All TDR loans are in compliance with their modified terms. The largest TDR loans are referenced as credits 4, 5, 9 and 11 on the nonaccrual table above. All of the TDR loans are commercial purpose loans except for three consumer loans totaling $322 thousand. The following table identifies TDR loans as of December 31, 2012 and 2011:

			Troubled Debt Restructings
			That Have Defaulted on
(Dollars in thousands)	Troubled Debt Restructings		Modified Terms YTD
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
December 31, 2012
Real estate construction	2	$1,482	-	$-
Residential real estate	4	467
Commercial, industrial and agricultural	2	1,812
Commercial, industrial and agricultural real estate	11	7,669	-	-
Total	19	$11,430	-	$-

December 31, 2011
Residential real estate	2	$93
Commercial, industrial and agricultural real estate	9	8,023	-	$-
Total	11	$8,116	-	$-

The following table reports the performing status of TDR loans. The performing status is determined by the loans compliance with the modified terms.

(Dollars in thousands)	December 31, 2012		December 31, 2011
	Performing	Nonperforming	Performing	Nonperforming
Real estate construction	$1,482	$-	$-	$-
Residential real estate	467	-	93	-
Commercial, industrial and agriculture	1,812	-	-	-
Commercial, industrial and agriculture real estate	7,669	-	8,023	-
Total	$11,430	$-	$8,116	$-

The following table reports the recorded investment in new TDR loans made during the year ended December 31, 2012.

(Dollars in thousands)	New During Period
	Number of	Pre-TDR	After-TDR	Current
Twelve Months Ended December 31, 2012	Contracts	Modification	Modification	Balance
Real estate construction	3	$2,073	$1,897	$1,482
Residential real estate	2	371	390	379
Commercial, industrial and agricultural	2	2,223	2,223	1,812
Commercial, industrial and agricultural real estate	4	2,616	3,006	2,957
Total	11	$7,283	$7,516	$6,630

The following table reports the type of loan concession granted for new TDR loans made during 2012 and the recorded investment as of December 31, 2012.

(Dollars in thousands)	New During Period
	Number of	Pre-TDR	After-TDR	Current
Twelve Months Ended December 31, 2012	Contracts	Modification	Modification	Balance
Maturity	2	$2,223	$2,223	$1,812
Multiple	9	5,060	5,293	4,818
	11	$7,283	$7,516	$6,630

The following table reports new TDR loans during 2011 and the recorded investment as of December 31, 2012.

(Dollars in thousands)	New During Period
	Number of	Pre-TDR	After-TDR	Recorded
Twelve Months Ended December 31, 2011	Contracts	Modification	Modification	Investment
Residential real estate	2	$94	$94	$88
Commercial, industrial and agricultural	1	2,856	2,856	-
Commercial, industrial and agricultural real estate	6	6,378	4,510	4,432
	9	$9,328	$7,460	$4,520

The type of loan concession granted for new TDR loans during 2011 and the recorded investment as of December 31, 2012.

(Dollars in thousands)	New During Period
	Number of	Pre-TDR	After-TDR	Recorded
Twelve Months Ended December 31, 2011	Contracts	Modification	Modification	Investment
Maturity	1	$263	$263	$246
Rate	3	2,950	2,950	88
Payment	5	6,115	4,247	4,186
	9	$9,328	$7,460	$4,520

The Bank holds $5.1 million of other real estate owned, comprised of ten properties compared to $3.2 million and seven properties at December 31, 2011. The largest property ($2.8 million, property 2 in table below) was added in 2012 and represents a failed residential real estate development in central Pennsylvania. During 2012, the Bank recorded losses on the sales of, or write-downs on OREO of $582 thousand that is recorded in other income. Included in this total is a fourth quarter 2012 write-down of $349 thousand on property number 1 shown in table below. A write-down of $800 thousand was recorded on property number 2 through the allowance for loan losses shortly after acquisition.

The following table provides additional information on significant other real estate owned properties.

December 31, 2012

(Dollars in thousands)	Date				Last
	Acquired	Balance	Collateral	Location	Appraisal

Property 1	2011	$1,970	unimproved and improved real estate for residential development on four separate tracts totaling 150 acres	PA	Nov-12
					$2,141

Property 2	2012	2,758	1st, 2nd, and 3rd liens residential development land - four tracts with 294 acres	PA	Aug-12
					$3,292
		$4,728

At December 31, 2012, the Bank had $121 thousand of residential properties in the process of foreclosure compared to $1.0 million at the end of 2011.

Allowance for Loan Losses:

Management performs a monthly evaluation of the adequacy of the allowance for loan losses (ALL). The ALL is determined by segmenting the loan portfolio based on the loan’s collateral. The Bank further classifies the portfolio based on the primary purpose of the loan, either consumer or commercial. When calculating the ALL, consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, historical charge-offs, the adequacy of the underlying collateral (if collateral dependent) and other relevant factors. The Bank begins enhanced monitoring of all loans rated 6 (OAEM) or worse, and obtains a new appraisal or asset valuation for any loan rated 7 (substandard) or worse. Management, at its discretion, may determine that additional adjustments to the appraisal or valuation are required. Valuation adjustments will be made as necessary based on factors, including, but not limited to: the economy, deferred maintenance, industry, type of property/equipment, age of the appraisal, etc. and the knowledge Management has about a particular situation. In addition, the cost to sell or liquidate the collateral is also estimated and deducted from the valuation in order to determine the net realizable value to the Bank. If an appraisal is not available, Management may make its best estimate of the real value of the collateral or use last known market value and apply appropriate discounts.  If an adjustment is made to the collateral valuation, this will be documented with appropriate support and reported to the Loan Management Committee. When determining the allowance for loan losses, certain factors involved in the evaluation are inherently subjective and require material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans. Management monitors the adequacy of the allowance for loan losses on an ongoing basis and reports its adequacy quarterly to the Credit Risk Oversight Committee of the Board of Directors. Management believes that the allowance for loan losses at December 31, 2012 is adequate.

The analysis for determining the ALL is consistent with guidance set forth in generally accepted accounting principles (GAAP) and the Interagency Policy Statement on the Allowance for Loan and Lease Losses. The analysis has two components, specific and general allocations. The specific component addresses specific reserves established for impaired loans. A loan is considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all interest and principal payments due according to the originally contracted terms of the loan agreement. Collateral values discounted for market conditions and selling costs are used to establish specific allocations for impaired loans. However, it is possible that as a result of the credit analysis, a specific reserve is not required for an impaired loan. Despite an increase in impaired loans in 2012, the specific ALL allocation for these loans declined. The largest loans added to the impaired list are adequately secured and required no specific ALL. Charge-offs on impaired loans in 2012 were the primary reason for the decline in the specific ALL allocation. See the previous impaired loan discussion for a table that reports impaired loans and the specific reserve established for impaired loans.

The general allocation component addresses the reserves established for pools of homogenous loans. The general component includes a quantitative and qualitative analysis. When calculating the general allocation, the Bank segregates its loan portfolio into the following sectors based primarily on the type of supporting collateral: residential real estate, commercial, industrial or agricultural real estate; commercial and industrial (C&I non-real estate), and consumer. The residential real estate sector is further segregated by first lien loans, junior liens and home equity products, and residential real estate construction. The quantitative analysis uses the Bank’s eight quarter rolling historical loan loss experience adjusted for factors derived from current economic and market conditions that have been determined to have an effect on the probability and magnitude of a loss. The historical loss experience factor was 1.05% of gross loans at December 31, 2012, compared to .70% at the prior year-end. The increase is due primarily to the increase in charge-offs during the eight quarter historical review period. The qualitative analysis utilizes a risk matrix that incorporates qualitative and environmental factors such as: loan volume, management, loan review process, credit concentrations, competition, and legal and regulatory issues. These factors are each risk rated from minimal to high risk and in total can add up to a qualitative factor of 37.5 basis points. At December 31, 2012, the qualitative factor was 21.5 basis points, compared to 18.5 basis points at December 31, 2011. These factors are determined on the basis of Management’s observation, judgment and experience.

Real estate appraisals and collateral valuations are an important part of the Bank’s process for determining potential loss on collateral dependent loans and thereby have a direct effect on the determination of loan reserves, charge-offs and the calculation of the allowance for loan losses. As long as the loan remains a performing loan, no further updates to appraisals are required. If a loan or relationship migrates to risk rating of 7 or worse, an evaluation for impairment status is made based on the current information available at the time of downgrade and a new appraisal or collateral valuation is obtained. We believe this practice complies with the regulatory guidance dated December 12, 2010.

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

The following table shows, by loan segment, the activity in the ALL, for the years ended December 31, 2012, 2011 and 2010:

				Commercial
	Residential Real Estate 1-4 Family			Industrial &	Commercial
		Junior Liens &		Agricultural	Industrial &
(Dollars in thousands)	First Liens	Lines of Credit	Construction	Real Estate	Agricultural	Consumer	Total

Allowance at December 31, 2009	$550	$278	$3,087	$4,175	$752	$95	$8,937
Charge-offs	(107)	(165)	(982)	(1,736)	(232)	(452)	(3,674)
Recoveries	19	10	53	18	61	142	303
Provision	138	229	438	901	997	532	3,235
Allowance at December 31, 2010	$600	$352	$2,596	$3,358	$1,578	$317	$8,801

Allowance at December 31, 2010	$600	$352	$2,596	$3,358	$1,578	$317	$8,801
Charge-offs	(324)	(202)	(2,352)	(3,817)	(115)	(237)	(7,047)
Recoveries	30	10	-	306	11	88	445
Provision	743	148	978	5,410	177	68	7,524
Allowance at December 31, 2011	$1,049	$308	$1,222	$5,257	$1,651	$236	$9,723

Allowance at December 31, 2011	$1,049	$308	$1,222	$5,257	$1,651	$236	$9,723
Charge-offs	(251)	(71)	-	(3,298)	(861)	(236)	(4,717)
Recoveries	1	25	-	13	21	88	148
Provision	114	44	(323)	4,478	809	103	5,225
Allowance at December 31, 2012	$913	$306	$899	$6,450	$1,620	$191	$10,379

The following table shows, by loan segment, the loans that were evaluated for the ALL under a specific reserve (individually) and those that were evaluated under a general reserve (collectively), and the amount of the allowance established in each category as of December 31, 2012 and 2011:

				Commercial
	Residential Real Estate 1-4 Family			Industrial &	Commercial
		Junior Liens &		Agricultural	Industrial &
(Dollars in thousands)	First Liens	Lines of Credit	Construction	Real Estate	Agricultural	Consumer	Total

December 31, 2012
Loans evaluated for allowance:
Individually	$3,583	$692	$557	$30,949	$3,583	$-	$39,364
Collectively	151,016	41,596	14,875	332,925	163,151	10,652	714,215
Total	$154,599	$42,288	$15,432	$363,874	$166,734	$10,652	$753,579

Allowance established for loans evaluated:
Individually	$20	$3	$-	$357	$467	$-	$847
Collectively	893	303	899	6,093	1,153	191	9,532
Allowance at December 31, 2012	$913	$306	$899	$6,450	$1,620	$191	$10,379

December 31, 2011
Loans evaluated for allowance:
Individually	$3,899	$162	$43	$21,622	$2,308	$-	$28,034
Collectively	137,998	47,974	21,239	337,352	180,386	13,427	738,376
Total	$141,897	$48,136	$21,282	$358,974	$182,694	$13,427	$766,410

Allowance established for loans evaluated:
Individually	$495	$3	$-	$1,591	$870	$-	$2,959
Collectively	554	305	1,222	3,666	781	236	6,764
Allowance at December 31, 2011	$1,049	$308	$1,222	$5,257	$1,651	$236	$9,723

The following table shows the allocation of the allowance for loan losses by loan category as of December 31, 2012 and 2011:

(Dollars in thousands)	2012		2011
		% of		% of
	Balance	Allowance	Balance	Allowance
Residential real estate 1-4 family
First liens	$913	9	$1,049	11
Junior liens and lines of credit	306	3	308	3
Total	1,219	12	1,357	14
Residential real estate construction	899	8	1,222	13
Commercial, industrial and agricultural real estate	6,450	62	5,257	54
Commercial, industrial and agricultural	1,620	16	1,651	17
Consumer	191	2	236	2
	$10,379	100	$9,723	100

The percentage of the loans in each category to total gross loans at December 31, 2012 and 2011 is as follows:

	2012	2011
Residential real estate 1-4 family
First liens	21%	19%
Junior liens and lines of credit	6%	6%
Total	27%	25%
Residential real estate construction	2%	3%
Commercial, industrial and agricultural real estate	48%	47%
Commercial, industrial and agricultural	22%	24%
Consumer	1%	1%
	100%	100%

The allocation of the allowance for loan losses is based on estimates and is not intended to imply limitations on the usage of the allowance. The entire allowance is available to absorb any losses without regard to the category in which the loan is classified.

The Bank added $5.2 million to the allowance for loan losses (ALL) thorough the provision for loan loss expense in 2012 compared to $7.5 million in the prior year. Net charge-offs totaled $4.6 million for the year and as a result, the ALL increased by $656 thousand. The increase in provision expense was due to a higher level of loan charge-offs and Management’s intention to ensure adequate ALL coverage for future losses due to weakening credit quality. The net loan charge-off ratio decreased to .60% for the year compared to .86% for the prior year and the ALL coverage ratio increased to 1.38% compared to 1.27% at the prior year-end.

Charged-off loans usually result from: (1) a borrower being legally relieved of loan repayment responsibility through bankruptcy, (2) insufficient proceeds from the sale of collateral to repay a loan; or (3) the borrower and/or guarantor does not own other marketable assets that, if sold, would generate sufficient sale proceeds to repay a loan.

The Bank recorded net loan charge-offs of $4.6 million in 2012, $2.0 million less than in 2011, but still the second highest net charge-off level in the last five years. Gross charge-offs declined by $2.3 million year over year with the decrease occurring in the residential real estate construction category. The largest gross charge-offs occurred in the commercial real estate sector for $3.3 million in 2012. Within this sector, four charge-offs accounted for $3.1 million of the total. One loan was charged down by $1.6 million due to an annual appraisal update that resulted in a lower valuation for the second consecutive year. A second was written down by $259 thousand based on appraisals and prior to starting foreclosure action. These two loans are Credits 2 and 6, respectively in the nonaccrual table previously presented. A third write-down ($400 thousand) was taken on another loan that is also on nonaccrual status. The fourth charge-off mentioned was for $800 thousand as the property was moved to OREO (Property 2 of the other real estate owned table previously presented). The charge-offs in the C&I category consisted primarily of one loan for $249 thousand (real estate related) and one loan for $305 thousand (restaurant). If nonperforming loans remain at the current level, it is possible that net charge-offs will remain higher than historical averages.

Note 7. Premises and Equipment

Premises and equipment consist of:

		December 31
(Dollars in thousands)	Estimated Life	2012	2011
Land		$3,033	$3,028
Buildings and leasehold improvements	15 - 30 years, or lease term	23,526	22,296
Furniture, fixtures and equipment	3 - 10 years	15,053	13,991
Total cost		41,612	39,315
Less: Accumulated depreciation		(24,575)	(23,274)
Net premises and equipment		$17,037	$16,041

The following table shows the amount of depreciation and rental expense for the years ended December 31:

	2012	2011	2010
Depreciation expense	$1,301	$1,293	$1,226
Rent expense on leases	$472	$406	$383

The Corporation leases various premises and equipment for use in banking operations. Some of these leases provide renewal options of varying terms. The rental cost of these optional renewals is not included below. At December 31, 2012, future minimum payments on these leases are as follows:

(Dollars in thousands)
2013	$638
2014	604
2015	520
2016	491
2017	466
2018 and beyond	5,954
$8,673

Note 8. Goodwill and Intangible Assets

The following table summarizes the changes in goodwill:

	For the years ended
	December 31
(Dollars in thousands)	2012	2011

Beginning balance	$9,016	$9,016
Goodwill acquired	-	-
Adjustment to goodwill	-	-
Ending balance	$9,016	$9,016

The following table summarizes the other intangible assets at December 31:

	Core Deposit		Customer List
	2012	2011	2012	2011
Gross carrying amount	$3,252	$3,252	$589	$589
Accumulated amortization	(2,349)	(1,987)	(369)	(296)
Net carrying amount	$903	$1,265	$220	$293

The following table shows the amortization expense for the years ended December 31:

(Dollars in thousands)	2012	2011	2010
Amortization expense	$435	$446	$457

Core deposit intangibles are amortized over the estimated life of the acquired core deposits. At December 31, 2012 the remaining life was 2.5 years. The customer list intangible is amortized over the estimated life of the acquired customer list. At December 31, 2012, the remaining life was 5.9 years. The following table shows the expected amortization expense for intangible assets:

(Dollars in thousands)
2013	$424
2014	414
2015	223
2016	31
2017	21
2018	10
$1,123

Note 9. Mortgage Servicing Rights

Activity pertaining to mortgage servicing rights and the related valuation allowance follows:

(Dollars in thousands)	For the Years Ended December 31
	2012	2011	2010
Cost of mortgage servicing rights:
Beginning balance	$730	$933	$1,190
Originations	-	-	10
Amortization	(272)	(203)	(267)
Ending balance	$458	$730	$933

Valuation allowance:
Beginning balance	$(362)	$(330)	$(476)
Valuation charges	(16)	(81)	(48)
Valuation reversals	155	49	194
Ending balance	$(223)	$(362)	$(330)

Mortgage servicing rights cost	$458	$730	$933
Valuation allowance	(223)	(362)	(330)
Carrying value	$235	$368	$603

Fair value	$235	$368	$603

Fair value assumptions:
Weighted average discount rate	10.50%	10.00%	10.00%
Weighted average prepayment speed	21.74%	21.85%	15.55%

The value of mortgage servicing rights is greatly affected by changes in mortgage interest rates and the resulting changes in prepayment speeds. The following chart shows the changes in fair value under different rate scenarios:

(Dollars in thousands)
Changes in fair value:	2012	2011	2010
Rates + 1%	$40	$87	$321
Rates (1)%	$(23)	$(36)	$(142)

Note 10. Deposits

Deposits are summarized as follows:

	December 31
(Dollars in thousands)	2012	2011
Noninterest-bearing checking	$123,623	$104,245

Interest-bearing checking	135,454	117,479
Money management	380,079	326,219
Savings	57,165	51,728
Total interest-bearing checking and savings	572,698	495,426

Retail time deposits	127,861	147,479
Brokered time deposits	50,258	40,836
Total time deposits	178,119	188,315
Total deposits	$874,440	$787,986

Overdrawn deposit accounts reclassified as loans	$128	$232

The following table shows the maturity of outstanding time deposits of $100,000 or more at December 31, 2012:

	Retail	Brokered	Total
(Dollars in thousands)	Time Deposits	Time Deposits	Time Deposits
Maturity distribution:
Within three months	$7,700	$-	$7,700
Over three through six months	6,061	-	6,061
Over six through twelve months	7,700	2,250	9,950
Over twelve months	10,680	865	11,545
Total	$32,141	$3,115	$35,256

At December 31, 2012 the scheduled maturities of time deposits are as follows:

	Retail	Brokered	Total
	Time Deposits	Time Deposits	Time Deposits
(Dollars in thousands)
2013	$79,939	$17,250	$97,189
2014	24,797	10,265	35,062
2015	9,227	8,062	17,289
2016	13,895	9,360	23,255
2017	-	2,477	2,477
2018 and beyond	3	2,844	2,847
	$127,861	$50,258	$178,119

Note 11. Securities Sold Under Agreements to Repurchase, Short-Term Borrowings and Long-Term Debt

The Bank's short-term borrowings are comprised of securities sold under agreements to repurchase and a line-of-credit with the Federal Home Loan Bank of Pittsburgh (Open Repo Plus). Securities sold under agreements to repurchase are overnight borrowings between the Bank and its commercial and municipal depositors. These accounts reprice weekly. Open Repo Plus is a revolving term commitment used on an overnight basis. The term of this commitment may not exceed 364 days and it reprices daily at market rates. As of December 31, 2012, the available amount on this line of credit was $35 million. These borrowings are described below:

	December 31
	2012		2011
	Repurchase	FHLB	Repurchase	FHLB
(Dollars in thousands)	Agreements	Open Repo	Agreements	Open Repo
Ending balance	$42,209	$-	$53,103	$-
Weighted average rate at year end	0.15%	-	0.25%	-
Range of interest rates paid at year end	0.15%	-	0.25%	-
Maximum month-end balance during the year	$57,279	$-	$71,485	$1,800
Average balance during the year	$51,558	$-	$60,136	$192
Weighted average interest rate during the year	0.15%	-	0.25%	0.74%

The collateral for securities sold under agreements to repurchase consists of U.S. Government and U.S. Government agency securities with a fair value of $54.1 million and $62.7 million, respectively, at December 31, 2012 and 2011.

A summary of long-term debt at the end of the reporting period follows:

	December 31
(Dollars in thousands)	2012	2011
Loans from the Federal Home Loan Bank	$12,410	$48,336

The loans from the FHLB are comprised of term loans payable at maturity and amortizing advances. These loans have fixed interest rates ranging from 3.70% to 5.60% (weighted average rate of 3.90%) and final maturities ranging from November 2014 to November 2039. All borrowings from the FHLB are collateralized by FHLB stock, mortgage-backed securities and first mortgage loans.

The scheduled amortization and maturities of the FHLB borrowings at December 31, 2012 are as follows:

(Dollars in thousands)
2013	$8
2014	2,007
2015	10,008
2016	8
2017	9
2018 and beyond	370
$12,410

The Corporation’s maximum borrowing capacity with the FHLB at December 31, 2012 was $81.3 million, which includes the $35 million line of credit. The total amount available to borrow at year-end was approximately $68.9 million.

Note 12. Federal Income Taxes

The temporary differences which give rise to significant portions of deferred tax assets and liabilities are as follows:

(Dollars in thousands)	December 31
Deferred Tax Assets	2012	2011
Allowance for loan losses	$3,529	$3,306
Deferred compensation	1,102	1,084
Purchase accounting	63	75
Deferred loan fees and costs, net	160	160
Capital loss carryover	887	887
Other than temporary impairment of investments	512	478
Accumulated other comprehensive loss	2,087	2,643
AMT Credit	968	-
Other	703	536
	10,011	9,169
Valuation allowance	(1,232)	(1,232)
Total gross deferred tax assets	8,779	7,937

Deferred Tax Liabilities
Core deposit intangibles	307	430
Depreciation	179	163
Joint ventures and partnerships	62	61
Pension	2,615	674
Mortgage servicing rights	80	125
Customer list	75	100
Total gross deferred tax liabilities	3,318	1,553
Net deferred tax asset	$5,461	$6,384

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

The components of the provision for Federal income taxes attributable to income from operations were as follows:

	For the Years Ended December 31
(Dollars in thousands)	2012	2011	2010
Current tax expense	$145	$502	$3,177
Deferred tax expense (benefit)	367	(91)	(240)
Income tax provision	$512	$411	$2,937

For the years ended December 31, 2012, 2011, and 2010, the income tax provisions are different from the tax expense which would be computed by applying the Federal statutory rate to pretax operating earnings. A reconciliation between the tax provision at the statutory rate and the tax provision at the effective tax rate is as follows:

	For the Years Ended December 31
(Dollars in thousands)	2012	2011	2010
Tax provision at statutory rate	$1,998	$2,373	$3,587
Income on tax-exempt loans and securities	(1,251)	(1,167)	(701)
Nondeductible interest expense relating to carrying tax-exempt obligations	43	63	42
Dividends received exclusion	(17)	(20)	(12)
Income from bank owned life insurance	(217)	(226)	(218)
Valuation allowance	-	32	272
Other, net	(44)	(644)	(33)
Income tax provision	$512	$411	$2,937

Effective income tax rate	8.7%	5.9%	27.8%

During the second quarter of 2011, an internal review discovered that tax-exempt commercial loans booked in the fourth quarter of 2008, during 2009, 2010 and the first quarter of 2011 were not properly coded as tax-exempt in the Bank’s core processing system. This resulted in the income from these loans being recorded as taxable income and the benefit of the tax-exempt status was not reflected in the Corporation’s income tax calculation. After a thorough review of the affected loans to determine the unrecorded tax benefit, and consultation with the Corporation’s internal and external audit firms, the Corporation deemed the adjustment to be immaterial to the consolidated financial statements for the current and prior years and therefore, no prior period adjustment was required. The Corporation recorded the past income tax benefits during the second quarter of 2011. The adjustment to income tax expense made in the second quarter was a credit of approximately $660 thousand attributable to the years 2008, 2009 and 2010 and approximately $95 thousand attributable to the first quarter of 2011. This adjustment is reflected in the 2011 income tax expense. The second quarter tax adjustment of $660 thousand is reflected in the other, net line item of the reconciliation of the tax provision shown above. Had the tax adjustment of $660 thousand been allocated proportionally to the years it was generated, the effective tax rate for 2011 and 2010 would have been 15.3% and 24.1%, respectively.

At December 31, 2012, the Corporation had a capital loss carryover of $2.6 million. This loss carryover can only be offset with capital gains for federal income tax purposes. The tax benefit of this carryover is $887 thousand and the Corporation has recorded a valuation allowance of $887 thousand against the capital loss carryover.

The Corporation recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense for all periods presented. The Corporation is no longer subject to U.S. Federal examinations by tax authorities for the years before 2009.

Note 13. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss included in shareholders' equity are as follows:

	December 31
	2012	2011
(Dollars in thousands)
Net unrealized gains on securities	$2,543	$1,427
Tax effect	(865)	(485)
Net of tax amount	1,678	942

Net unrealized losses on derivatives	(1,103)	(1,738)
Tax effect	375	590
Net of tax amount	(728)	(1,148)

Accumulated pension adjustment	(7,576)	(7,462)
Tax effect	2,576	2,537
Net of tax amount	(5,000)	(4,925)

Total accumulated other comprehensive loss	$(4,050)	$(5,131)

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

During 2008, the Bank entered into two swap transactions. Each swap has a notional amount of $10 million with one maturing in 2013 and one in 2015. According to the terms of each transaction, the Bank pays fixed-rate interest payments and receives floating-rate payments. The variable rate is indexed to the 91-day Treasury Bill auction (discount) rate and resets weekly.The swaps were entered into to hedge the Corporation’s exposure to changes in cash flows attributable to the effect of interest rate changes on variable-rate liabilities. At December 31, 2012, the fair value of the swaps was negative $1.1 million and was recognized in accumulated other comprehensive loss, net of tax. The fair value of assets pledged as collateral for the swaps was $2.2 million at December 31, 2012 and $2.3 million at December 31, 2011.

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

Information regarding the interest rate swaps as of December 31, 2012 follows:

(Dollars in thousands)				Amount Expected to
				be Expensed into
Notional	Maturity	Interest Rate		Earnings within the
Amount	Date	Fixed	Variable	next 12 Months

$10,000	5/30/2013	3.60%	0.09%	$205
$10,000	5/30/2015	3.87%	0.09%	$378

Fair Value of Derivative Instruments in the Consolidated Balance Sheets were as follows as of December 31, 2012:

Fair Value of Derivative Instruments
(Dollars in thousands)		Balance Sheet
Date	Type	Location	Fair Value
December 31, 2012	Interest rate contracts	Other liabilities	$1,103
December 31, 2011	Interest rate contracts	Other liabilities	$1,738

The Effect of Derivative Instruments on the Statement of Income for the years ended December 31, 2012, 2011 and 2010 follows:

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships
(Dollars in thousands)					Location of	Amount of Gain
					Gain or (Loss)	or (Loss)
					Recognized in	Recognized in
					Income on	Income on
					Derivative	Derivatives
		Amount of Gain	Location of	Amount of Gain	(Ineffective	(Ineffective
		or (Loss)	Gain or (Loss)	or (Loss)	Portion	Portion
		Recognized in OCI	Reclassified from	Reclassified from	and Amount	and Amount
		net of tax on	Accumulated OCI	Accumulated OCI	Excluded from	Excluded from
		Derivative	into Income	into Income	Effectiveness	Effectiveness
Date	Type	(Effective Portion)	(Effective Portion)	(Effective Portion)	Testing)	Testing)

December 31, 2012	Interest rate contracts	$420	Interest Expense	$(736)	Other income (expense)	$-

December 31, 2011	Interest rate contracts	$8	Interest Expense	$(727)	Other income (expense)	$-

December 31, 2010	Interest rate contracts	$(322)	Interest Expense	$(718)	Other income (expense)	$-

Note 15. Benefit Plans

The Bank has a 401(k) plan covering substantially all employees of F&M Trust who have completed one year and 1,000 hours of service. In 2012, employee contributions to the plan were matched at 100% up to 4% of each participant’s deferrals plus 50% of the next 2% of deferrals from participants’ eligible compensation. Under this plan, the maximum amount of employee contributions in any given year is defined by Internal Revenue Service regulations. In addition, a 100% discretionary profit sharing contribution of up to 2% of each employee’s eligible compensation is possible provided net income targets are achieved. The Personnel Committee of the Corporation’s Board of Directors approves the established net income targets annually. The related expense for the 401(k) plan, and the profit sharing plan as approved by the Board of Directors, was approximately $425 thousand in 2012, $394 thousand in 2011, and $368 thousand in 2010.

The Bank has a noncontributory pension plan covering substantially all employees of F&M Trust who meet certain age and service requirements. Benefits are based on years of service and the employee’s compensation using a career average formula for all employees. The pension plan was closed to new participants on April 1, 2007. The change to a career average formula in 2008 affected future pension benefits for some employees more than others, primarily long-term employees. In an attempt to minimize the affect of the change on these employees the Bank added the following benefits: (1) an additional annual contribution over 10 years to the 401(k) plan for pension participants that were deemed to have a significant expected shortfall as a result of the change to a career average formula; and (2) contributions to a non-qualified deferred compensation plan for current or potential highly-compensated employees that were deemed to have a significant expected shortfall as a result of the change to a career average formula. The annual contribution to the non-qualified plan ranges from 1% to 9% of the covered employee’s salary depending on such factors as the employee’s length of service and time to retirement. Any contribution made to the non-qualified plan is in lieu of the additional contribution made to the 401(k) plan identified as change number 1 above. The expense associated with the additional plans described above was $42 thousand in both 2012 and 2011, and $46 thousand in 2010. The Bank’s funding policy is to contribute annually the amount required to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974. Contributions are intended to provide not only for the benefits attributed to service to date but also for those expected to be earned in the future. However, due to the low rate environment, the funding status of the pension plan, and the Bank’s excess cash position earning a low return, the Bank made an additional contribution, above the required minimum contribution, of $6.0 million to the pension plan in December 2012. This action brought the plan to a fully funded status and will significantly reduce future pension expense. In 2012, the Bank changed the source of the discount rate used to calculate the benefit obligation, to the Citigroup Above Median Pension Discount Curve from the Citigroup Pension Discount Curve and Liability Index. The new curve represents bonds that are more like the pension plan assets in terms of duration and quality, and generally results in a higher discount rate.

The low interest rate environment has negatively affected pension plan returns and as a result, the Bank continues to incur a significant pension expense, $1.1 million in 2012, $705 thousand in 2011, and $441 thousand in 2010. Due to the additional $6.0 million pension contribution, the Bank expects that its pension expense for 2013 will be reduced by more than $400 thousand.

Pension plan asset classes include cash, fixed income securities and equities. The fixed income portion is comprised of Government Bonds, Corporate Bonds and Taxable Municipal Bonds; the equity portion is comprised of financial institution equities and individual corporate equities across a broad range of sectors. Investments are made on the basis of sound economic principles and in accordance with established guidelines. Target allocations of fund assets measured at fair value are as follows: fixed income, a range of 60%-90%, equities, a range of 10% to 30% and cash as needed. The cash balance at year-end is high due to the additional contribution of $6.0 million and is expected to be invested by the end of the first quarter of 2013. The allocation as of December 31, 2012 is shown in a table within this note. The Bank has manages its pension portfolio in order to closely align the duration of the assets with the duration of the pension liability.

On a regular basis, the Pension and Benefits Committee (the “Committee”) monitors the allocation to each asset class. Due to changes in market conditions, the asset allocation may vary from time to time. The Committee is responsible to direct the rebalancing of Plan assets when allocations are not within the established guidelines and to ensure that such action is implemented. The Bank has currently begun a process of reallocating pension assets in an attempt to more closely match the structure of pension liabilities. This has and will continue to result in a smaller allocation of equity investments and a higher allocation of longer duration bonds. Once completed, the new allocation should reduce large fluctuations in projected benefit obligations.

Specific guidelines for fixed income investments are that no individual bond shall have a rating of less than an A as rated by Standard and Poor’s and Moody’s at the time of purchase. If the rating subsequently falls below an A rating, the Committee, at its next quarterly meeting, will discuss the merits of retaining that particular security. Allowable securities include obligations of the U.S. Government and its agencies, CDs, commercial paper, corporate obligations and insured municipal bonds.

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

The Committee revisits and determines the expected long-term rate of return on Plan assets annually. The policy of the Committee has been to take a conservative approach to all Plan assumptions. The expected long-term rate of return was reduced to 7% and it is likely that this rate will continue to decline in future years. This rate is reviewed annually and historical investment returns play a significant role in determining what this rate should be.

The following table sets forth the plan’s funded status, based on the December 31, 2012, 2011 and 2010 actuarial valuations.

	For the Years Ended December 31
(Dollars in thousands)	2012	2011	2010

Change in projected benefit obligation

Benefit obligation at beginning of measurement year	$17,138	$14,252	$13,287
Service cost	460	358	365
Interest cost	716	729	742
Actuarial loss	1,093	2,570	782
Benefits paid	(759)	(771)	(924)
Benefit obligation at end of measurement year	18,648	17,138	14,252

Change in plan assets

Fair value of plan assets at beginning of measurement year	11,658	9,056	8,985
Actual return on plan assets net of expenses	1,082	1,261	369
Employer contribution	6,783	2,112	626
Benefits paid	(759)	(771)	(924)
Fair value of plan assets at end of measurement year	18,764	11,658	9,056

Funded status of projected benefit obligation	$116	$(5,480)	$(5,196)

Amounts recognized in accumulated other comprehensive	For the Years Ended December 31
income (loss), net of tax	2012	2011	2010

Net actuarial loss	$(8,047)	$(8,059)	$(6,494)
Prior service cost obligation	471	597	723
	(7,576)	(7,462)	(5,771)
Tax effect	2,576	2,537	1,962
Net amount recognized in accumulated comprehensive loss	$(5,000)	$(4,925)	$(3,809)

	For the Years Ended December 31
Components of net periodic pension cost	2012	2011	2010

Service cost	$460	$358	$365
Interest cost	716	729	742
Expected return on plan assets	(788)	(757)	(838)
Amortization of prior service cost	(125)	(126)	(125)
Recognized net actuarial loss	810	501	297
Net periodic pension cost	$1,073	$705	$441

	For the Years Ended December 31
	2012	2011	2010
Assumptions used to determine benefit obligations:
Discount rate	3.89%	4.18%	5.28%
Rate of compensation increase	4.00%	4.00%	4.00%

Assumptions used to determine net periodic benefit cost:
Discount rate	4.18%	5.28%	5.79%
Expected long-term return on plan assets	7.00%	7.50%	8.00%
Rate of compensation increase	4.00%	4.50%	4.50%

Asset allocations:
Cash and cash equivalents	35%	3%	12%
Common stocks	22%	25%	18%
Corporate bonds	3%	7%	7%
Municipal bonds	38%	62%	59%
Insurance contracts	2%	3%	4%
Total	100%	100%	100%

Shares of the Corporation's common stock held in the plan
Value of shares (in thousands)	$40	$36	$52
Percent of total plan assets	0.2%	0.3%	0.6%

	For the Years Ended December 31
Reconciliation of Funded Status	2012	2011	2010
Funded Status	$116	$(5,480)	$(5,196)
Unrecognized net actuarial loss	8,047	8,059	6,494
Unrecognized prior service cost	(471)	(597)	(723)
Net Asset recognized	$7,692	$1,982	$575

Accumulated Benefit Obligation	$17,859	$16,532	$13,680

The following table sets forth by level, within the fair value hierarchy, the Plan's investments at fair value as of December 31, 2012 and 2011. For more information on the levels within the fair value hierarchy, please refer to Note 20.

(Dollars in Thousands)	December 31, 2012
Asset Description	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$6,506	$6,506	$-	$-
Common stocks	4,128	4,128	-	-
Corporate bonds	603	-	603	-
Municipal bonds	7,213	-	7,213	-
Cash value of life insurance	87	-	-	87
Deposit in immediate participation guarantee contract	227	-	-	227
Total assets	$18,764	$10,634	$7,816	$314

(Dollars in Thousands)	December 31, 2011
Asset Description	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$394	$394	$-	$-
Common stocks	2,870	2,870	-	-
Corporate bonds	833	-	833	-
Municipal bonds	7,238	-	7,238	-
Cash value of life insurance	83	-	-	83
Deposit in immediate participation guarantee contract	240	-	-	240
Total assets	$11,658	$3,264	$8,071	$323

The following table sets forth a summary of the changes in the fair value of the Plan's level 3 investments for the year ended December 31, 2012:

		Deposits in
		Immediate
	Cash Value	Participation
	of Life	Guarantee
	Insurance	Contract
Balance - January 1, 2012	$83	$240
Unrealized gain (loss) relating to investments held at the reporting date	4	3
Purchases, sales, issuances and settlement, net	-	(16)
Balance - December 31, 2012	$87	$227

Balance - January 1, 2011	$122	$227
Unrealized gain (loss) relating to investments held at the reporting date	5	4
Purchases, sales, issuances and settlement, net	(44)	9
Balance - December 31, 2011	$83	$240

Contributions

The Bank does not expect to make a pension contribution in 2013.

Estimated future benefit payments at December 31, 2012 (in thousands)

2013	$799
2014	865
2015	855
2016	932
2017	932
2018-2022	4,902
$9,285

Note 16. Stock Purchase Plans

In 2004, the Corporation adopted the Employee Stock Purchase Plan of 2004 (ESPP), replacing the ESPP of 1994 that expired in 2004. Under the ESPP of 2004, options for 250,000 shares of stock can be issued to eligible employees. The number of shares that can be purchased by each participant is defined by the plan and the Board of Directors sets the option price. However, the option price cannot be less than 90% of the fair market value of a share of the Corporation’s common stock on the date the option is granted. The Board of Directors also determines the expiration date of the options; however, no option may have a term that exceeds 1 year from the grant date. ESPP options are exercisable immediately upon grant. Any shares related to unexercised options are available for future grant. As of December 31, 2012, there are 200,791 shares available for future grants. The Board of Directors may amend, suspend or terminate the ESPP at any time. The grant price of the 2012 ESPP options was set at 95% of the stock’s fair value at the time of the award. There was no compensation expense recognized in 2012, 2011 or 2010 for the ESPP.

In 2002, the Corporation adopted the Incentive Stock Option Plan of 2002 (ISOP). The plan had a 10 year life with regard to awarding options and expired in 2012. However, awards granted prior to expiration of the plan will continue to be exercisable in accordance with the plan. Under the ISOP, options for 250,000 shares of stock where authorized to be issued to selected Officers, as defined in the plan. The number of options available to be awarded to each eligible Officer is determined by the Board of Directors, but is limited with respect to the aggregate fair value of the options as defined in the plan. The exercise price of the option was equal to the fair value of a share of the Corporation’s common stock on the date the option is granted. The options have a life of 10 years and may be exercised only after the optionee has completed 6 months of continuous employment with the Corporation or its Subsidiary immediately following the grant date, or upon a change of control as defined in the plan. As of December 31, 2012 there are no shares available for future grants under the plan. If awards were granted, the Corporation used the “simplified” method for estimating the expected term of the ISO award. The risk-free interest rate was the U.S. Treasury rate commensurate with the expected average life of the option at the date of grant.

The ESPP and ISOP options outstanding at December 31, 2012 are all exercisable. The ESPP options expire on June 30, 2013 and the ISOP options expire 10 years from the grant date. The following table summarizes the stock option activity:

(Dollars in thousands except share and per share data)
	ESPP	Weighted Average	Aggregate
	Options	Price Per Share	Intrinsic Value
Balance Outstanding at December 31, 2009	26,415	$16.61
Granted	25,973	16.81
Exercised	(1,138)	16.71
Expired	(27,069)	16.62
Balance Outstanding at December 31, 2010	24,181	16.81
Granted	26,792	16.75
Exercised	(1,776)	16.80
Expired	(23,502)	16.81
Balance Outstanding at December 31, 2011	25,695	16.75
Granted	38,904	12.64
Exercised	(140)	12.64
Expired	(26,832)	16.58
Balance Outstanding at December 31, 2012	37,627	$12.64	$51

	ISOP	Weighted Average
	Options	Price Per Share
Balance Outstanding at December 31, 2009	90,124	23.46
Granted	-	-
Exercised	(500)	16.11
Forfeited	(6,750)	24.47
Balance Outstanding at December 31, 2010	82,874	23.46
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance Outstanding at December 31, 2011	82,874	23.42
Granted	-	-
Exercised	-	-
Forfeited	(20,550)	21.89
Balance Outstanding at December 31, 2012	62,324	$23.93	-

The following table provides information about the options outstanding at December 31, 2012:

	Options			Weighted
	Outstanding	Exercise Price or	Weighted Average	Average Remaining
Stock Option Plan	and Exercisable	Price Range	Exercise Price	Life (years)
Employee Stock Purchase Plan	37,627	$12.64	$12.64	0.5

Incentive Stock Option Plan	10,700	$16.11 - $18.42	$16.11	6.2
Incentive Stock Option Plan	4,999	$20.74 - $23.05	21.42	0.1
Incentive Stock Option Plan	20,425	$23.05 - $25.37	24.04	4.7
Incentive Stock Option Plan	26,200	$25.37 - $27.68	27.51	2.4
ISOP Total/Average	62,324		$23.93	3.6

Note 17. Deferred Compensation Agreement

The Corporation has entered into deferred compensation agreements with four directors that provides for the payment of benefits over a ten-year period, beginning at age 65. At inception, the present value of the obligations under these deferred compensation agreements amounted to approximately $600 thousand, which is being accrued over the estimated remaining service period of these officers and directors. These obligations are partially funded through life insurance covering these individuals. Expense associated with the agreements was $20 thousand for 2012, $20 thousand for 2011 and $22 thousand for 2010.

The Corporation has two deferred compensation agreements it recorded as part of its acquisition of Fulton Bancshares Corporation in 2006 and no expense for these plans was recognized in 2012.

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

The following table provides information regarding approved stock repurchase plans.

(Dollars in thousands)

Plan	Expiration	Shares	Shares Repurchased Under Approved Plan
Approved	Date	Authorized	2012	2011	Total	Cost

July 8, 2010	July 8, 2011	100,000	-	-	-	-

Number of Treasury shares held at year-end			396,034	396,174

The Corporation’s dividend reinvestment plan (DRIP) allows for shareholders to purchase additional shares of the Corporation’s common stock by reinvesting cash dividends paid on their shares or through optional cash payments. The Corporation has authorized one million (1,000,000) shares of its currently authorized common stock to be issued under the amended plan. During 2012, 84,122 shares of common stock were purchased through the dividend reinvestment plan at a value of $1.2 million and 795,524 shares remain to be issued.

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

Unless noted otherwise, the Bank does not require collateral or other security to support financial instruments with credit risk. The Bank had the following outstanding commitments as of December 31:

(Dollars in thousands)	2012	2011
Financial instruments whose contract amounts represent credit risk
Commercial commitments to extend credit	$182,060	$179,369
Consumer commitments to extend credit (secured)	36,303	37,113
Consumer commitments to extend credit (unsecured)	5,275	5,077
	$223,638	$221,559
Standby letters of credit	$28,157	$28,191

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

Standby letters of credit are instruments issued by the Bank, which guarantee the beneficiary payment by the Bank in the event of default by the Bank’s customer in the nonperformance of an obligation or service. Most standby letters of credit are extended for one-year periods. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral supporting those commitments for which collateral is deemed necessary primarily in the form of certificates of deposit and liens on real estate. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of December 31, 2012 and 2011 for guarantees under standby letters of credit issued is not material.

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

FASB ASC Topic 820, “Financial Instruments”, requires disclosure of the fair value of financial assets and liabilities, including those financial assets and liabilities that are not measured and reported at fair value on a recurring and nonrecurring basis. The Corporation does not report any nonfinancial assets at fair value. FASB ASC Topic 820 establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under FASB ASC Topic 820 are as follows:

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

The following methods and assumptions were used to estimate the fair values of the Corporation’s financial instruments at December 31, 2012 and 2011.

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

The following information regarding the fair value of the Corporation’s financial instruments should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful.

The fair value of the Corporation's financial instruments are as follows:

	December 31, 2012
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3

Financial assets:
Cash and cash equivalents	$77,834	$77,834	$77,834	$-	$-
Investment securities available for sale	133,328	133,328	1,941	131,387	-
Restricted stock	3,571	3,571	-	3,571	-
Loans held for sale	67	67	-	67	-
Net loans	743,200	759,490	-	-	759,490
Accrued interest receivable	3,178	3,178	-	3,178	-
Mortgage servicing rights	235	235	-	-	235

Financial liabilities:
Deposits	$874,440	$876,240	$-	$876,240	$-
Securities sold under agreements to repurchase	42,209	42,209	-	42,209	-
Long-term debt	12,410	13,718	-	13,718	-
Accrued interest payable	348	348	-	348	-
Interest rate swaps	1,103	1,103	-	1,103	-

	December 31, 2011
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3

Financial assets:
Cash and cash equivalents	$34,144	$34,144	$34,144	$-	$-
Investment securities available for sale	125,301	125,301	1,759	123,542	-
Restricted stock	5,022	5,022	-	5,022	-
Net loans	756,687	765,707	-	-	765,707
Accrued interest receivable	3,391	3,391	-	3,391	-
Mortgage servicing rights	368	368	-	-	368

Financial liabilities:
Deposits	$787,986	$790,887	$-	$790,887	$-
Securities sold under agreements to repurchase	53,103	53,103	-	53,103	-
Long-term debt	48,336	51,015	-	51,015	-
Accrued interest payable	561	561	-	561	-
Interest rate swaps	1,738	1,738	-	1,738	-

Recurring Fair Value Measurements

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2012 and 2011 are as follows:

(Dollars in Thousands)	Fair Value at December 31, 2012
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities	$1,941	$-	$-	$1,941
Obligations of U.S. Government agencies	-	12,809	-	12,809
Obligations of state and political subdivisions	-	61,216	-	61,216
Corporate debt securities	-	994	-	994
Trust Preferred Securities	-	4,830	-	4,830
Agency mortgage-backed securities	-	49,066	-	49,066
Private-label mortgage-backed securities	-	2,426	-	2,426
Asset-backed securities	-	46	-	46
Total assets	$1,941	$131,387	$-	$133,328

Liability Description
Interest rate swaps	$-	$1,103	$-	$1,103
Total liabilities	$-	$1,103	$-	$1,103

(Dollars in Thousands)	Fair Value at December 31, 2011
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities	$1,759	$-	$-	$1,759
Obligations of U.S. Government agencies	-	13,229	-	13,229
Obligations of state and political subdivisions	-	45,081	-	45,081
Corporate debt securities	-	2,414	-	2,414
Trust Preferred Securities	-	4,618	-	4,618
Agency mortgage-backed securities	-	55,285	-	55,285
Private-label mortgage-backed securities	-	2,867	-	2,867
Asset-backed securities	-	48	-	48
Total assets	$1,759	$123,542	$-	$125,301

Liability Description
Interest rate swaps	$-	$1,738	$-	$1,738
Total liabilities	$-	$1,738	$-	$1,738

The Corporation used the following methods and significant assumptions to estimate the fair values for financial assets measured at fair value on a recurring basis.

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

Nonrecurring Fair Value Measurements

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2012 and 2011 are as follows:

(Dollars in Thousands)
	Fair Value at December 31, 2012
Asset Description	Level 1	Level 2	Level 3	Total
Impaired loans (1)	$-	$-	$9,235	$9,235
Other real estate owned (1)	-	-	5,127	5,127
Mortgage servicing rights	-	-	235	235
Total assets	$-	$-	$14,597	$14,597

(Dollars in Thousands)	Fair Value at December 31, 2011
Asset Description	Level 1	Level 2	Level 3	Total
Impaired loans (1)	$-	$-	$13,705	$13,705
Other real estate owned (1)	-	-	3,224	3,224
Mortgage servicing rights	-	-	368	368
Total assets	$-	$-	$17,297	$17,297

(1)	Includes assets directly charged-down to fair value during the year-to-date period.

The Corporation used the following methods and significant assumptions to estimate the fair values for financial assets measured at fair value on a nonrecurring basis.

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

The Corporation did not record any liabilities at fair value for which measurement of the fair value was made on a nonrecurring basis at December 31, 2012. For financial assets and liabilities measured at fair value on a recurring basis, there were no transfers of financial assets or liabilities between Level 1 and Level 2 during the period ending December 31, 2012.

The following table presents additional quantitative information about Level 3 assets measured at fair value on a nonrecurring basis:

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in Thousands)	at December 31, 2012
				Range
Asset Description	Fair Value	Valuation Technique	Unobservable Input	(Weighted Average)
Impaired loans (1)	$9,235	Appraisal	Appraisal Adjustments (2)	0% - 100% (11%)
			Cost to sell
Other real estate owned (1)	5,127	Appraisal	Appraisal Adjustments (2)	5% - 25% (7%)
			Cost to sell
Mortgage servicing rights	235	Discounted Cash Flow (3)		8% (8%)

(1) Includes assets directly charged-down to fair value during the year-to-date period.

(2) Qualitative adjustments are discounts specific to each asset and are made as needed.

(3) Valuation and inputs are determined by a third-party pricing service without adjustment.

Note 21. Parent Company (Franklin Financial Services Corporation) Financial Information

Balance Sheets	December 31
(Dollars in thousands)	2012	2011
Assets:
Cash and cash equivalents	$375	$419
Investment securities, available for sale	692	619
Equity investment in subsidiaries	88,501	84,320
Other assets	2,066	1,836
Total assets	$91,634	$87,194

Liabilities:
Other liabilities	$-	$12
Total liabilities	-	12
Shareholders' equity	91,634	87,182
Total liabilities and shareholders' equity	$91,634	$87,194

Statements of Income	Years Ended December 31
(Dollars in thousands)	2012	2011	2010
Income:
Dividends from Bank subsidiary	$2,680	$3,231	$4,210
Interest and dividend income	29	28	26

OTTI losses on securities	-	(4)	(201)
Net OTTI losses recognized in earnings	-	(4)	(201)

Securities (losses) gains, net	(1)	(37)	8
	2,708	3,218	4,043
Expenses:
Operating expenses	734	728	772
Income before income taxes and equity in undistributed income of subsidiaries	1,974	2,490	3,271
Income tax benefit	249	236	272
Equity in undistributed income of subsidiaries	3,142	3,843	4,069
Net income	$5,365	$6,569	$7,612

Statements of Comprehensive Income

	Years ended December 31
(Dollars in thousands)	2012	2011	2010
Net Income	$5,365	$6,569	$7,612

Securities:
Unrealized gains (losses) arising during the period	73	(164)	103
Reclassification adjustment for net losses (gains) included in net income	1	37	(8)
Net unrealized gains (losses)	74	(127)	95
Tax effect	(25)	43	(32)
Net of tax amount	49	(84)	63

Total other comprehensive income (loss)	49	(84)	63

Total Comprehensive Income	$5,414	$6,485	$7,675

Statements of Cash Flows

	Years Ended December 31
(Dollars in thousands)	2012	2011	2010
Cash flows from operating activities
Net income	$5,365	$6,569	$7,612
Adjustments to reconcile net income to net cash provided
by operating activities:
Equity in undistributed income of subsidiary	(3,142)	(3,843)	(4,069)
Securities losses (gains)	1	37	(8)
OTTI writedown on equity securities	-	4	201
Increase in other assets	(256)	(245)	(204)
Decrease in other liabilities	(12)	(238)	-
Other, net	(6)	103	13
Net cash provided by operating activities	1,950	2,387	3,545

Cash flows from investing activities
Proceeds from sales of investment securities	-	81	21
Net cash provided by investing activities	-	81	21

Cash flows from financing activities
Dividends paid	(3,170)	(4,273)	(4,194)
Common stock issued under stock option plans	2	30	26
Treasury stock issued to fund dividend reinvestment plan	-	-	617
Common stock issued under dividend reinvestment plan	1,174	1,706	316
Net cash used in financing activities	(1,994)	(2,537)	(3,235)
(Decrease) increase in cash and cash equivalents	(44)	(69)	331
Cash and cash equivalents as of January 1	419	488	157
Cash and cash equivalents as of December 31	$375	$419	$488

Note 22. Quarterly Results of Operations (unaudited)

The following is a summary of the quarterly results of consolidated operations of Franklin Financial for the years ended December 31, 2012 and 2011:

(Dollars in thousands, except per share)	Three months ended
2012	March 31	June 30	September 30	December 31

Interest income	$9,951	$10,002	$9,728	$9,463
Interest expense	1,967	1,811	1,692	1,422
Net interest income	7,984	8,191	8,036	8,041
Provision for loan losses	1,950	825	825	1,625
Other noninterest income	2,563	2,472	2,236	2,236
Securities gains (losses)	-	21	(27)	(50)
Noninterest expense	7,010	7,597	7,355	8,640
Income before income taxes	1,587	2,262	2,065	(38)
Federal income tax expense (benefit)	218	356	318	(382)
Net Income	$1,369	$1,906	$1,747	$344
Basic earnings per share	$0.34	$0.47	$0.43	$0.08
Diluted earnings per share	$0.34	$0.47	$0.43	$0.08
Dividends declared per share	$0.27	$0.17	$0.17	$0.17

(Dollars in thousands, except per share)	Three months ended
2011	March 31	June 30	September 30	December 31

Interest income	$10,300	$10,493	$10,403	$10,595
Interest expense	2,405	2,408	2,287	2,054
Net interest income	7,895	8,085	8,116	8,541
Provision for loan losses	900	1,767	2,775	2,082
Other noninterest income	2,511	2,481	2,275	3,017
Securities (losses) gains	11	(55)	138	(178)
Noninterest expense	7,022	7,433	6,996	6,883
Income before income taxes	2,495	1,311	758	2,415
Federal income tax expense (benefit)	646	(447)	(301)	512
Net Income	$1,849	$1,758	$1,059	$1,903
Basic earnings per share	$0.47	$0.45	$0.27	$0.47
Diluted earnings per share	$0.47	$0.45	$0.27	$0.47
Dividends declared per share	$0.27	$0.27	$0.27	$0.27

Due to rounding, the sum of the quarters may not equal the amount reported for the year.

Net income for the quarter ended December 31, 2012 was $344,000 compared to 2011 fourth quarter earnings of $1,903,000. On a per share basis, diluted earnings were $0.08 for the quarter ended December 31, 2012 compared to $0.47 for the same period in 2011. Earnings in the fourth quarter were significantly impacted by a tightening in net interest margin, lower non-interest income and increased nonrecurring expenses. The nonrecurring expenses were related to a variety of items including legal expenses and penalties on the prepayment of high interest rate FHLB debt.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2012, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Management Report on Internal Control Over Financial Reporting

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2012, the Corporation’s internal control over financial reporting is effective based on those criteria.

There were no changes during the fourth quarter of 2012 in the Corporation’s internal control over financial reporting which materially affected, or which are reasonably likely to affect, the Corporation’s internal control over financial reporting.

The Corporation’s independent registered public accounting firm has audited the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2012. Their report is included herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Franklin Financial Services Corporation

Chambersburg, Pennsylvania

We have audited Franklin Financial Services Corporation and its subsidiaries’ (the “Corporation”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Franklin Financial Services Corporation and its subsidiaries as of December 31, 2012 and 2011 and the related consolidated statements of income, consolidated statements of comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 11, 2013 expressed an unqualified opinion.

/s/ ParenteBeard LLC

Harrisburg, Pennsylvania

March 11, 2013

Item 9B. Other Information

None

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item relating to the directors and executive officers of the Corporation is incorporated herein by reference to the information set forth under the heading “INFORMATION CONCERNING THE ELECTION OF DIRECTORS - Information about Nominees, Continuing Directors and Executive Officers” and under the heading “ADDITIONAL INFORMATION – Key Employees” appearing in the Corporation's proxy statement dated March 26, 2013.

The information required by this item relating to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information set forth under the heading “ADDITIONAL INFORMATION - Compliance with Section 16(a) of the Exchange Act” appearing in the Corporation's proxy statement dated March 26, 2013.

The information required by this item relating to the Corporation's code of ethics is incorporated herein by reference to the information set forth under the heading “INFORMATION CONCERNING CORPORATE GOVERNANCE POLICIES, PRACTICES AND PROCEDURES” appearing in the Corporation's proxy statement dated March 26, 2013. The Corporation will file on Form 8-K any amendments to, or waivers from, the code of ethics applicable to any of its directors or executive officers.

The information required by this item relating to material changes to the procedures by which the Corporation's shareholders may recommend nominees to the Board of Directors is incorporated herein by reference to the information set forth under the heading “INFORMATION CONCERNING THE ELECTION OF DIRECTORS - Nominations for Election of Directors” appearing in the Corporation's proxy statement dated March 26, 2013.

The information required by this item relating to the Corporation's audit committee and relating to an audit committee financial expert is incorporated herein by reference to the information set forth under the heading “BOARD STRUCTURE AND COMMITTEES - Audit Committee” appearing, in the Corporation's proxy statement dated March 26, 2013.

Item 11. Executive Compensation

The information required by this item relating to executive compensation is incorporated herein by reference to the information set forth under the heading “EXECUTIVE COMPENSATION” appearing in the Corporation's proxy statement dated March 26, 2013; provided, however, that the information set forth under the subheading “Compensation Committee Report” is intended to be furnished and not filed.

The information required by this item relating to the compensation committee interlocks and insider participation is incorporated herein by reference to the information set forth under the heading “BOARD STRUCTURE AND COMMITTEES - Compensation Committee Interlocks and Insider Participation” appearing in the Corporation's proxy statement dated March 26, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item relating to securities authorized for issuance under executive compensation plans is incorporated herein by reference to the information set forth under the heading “EXECUTIVE COMPENSATION – Compensation Tables and Additional Compensation Disclosure” appearing in the Corporation's proxy statement dated March 26, 2013.

The information required by this item relating to security ownership of certain beneficial owners is incorporated herein by reference to the information set forth under the heading “GENERAL INFORMATION - Voting of Shares and Principal Holders Thereof'” appearing in the Corporation's proxy statement dated March 26, 2013.

The information required by this item relating to security ownership of management is incorporated herein by reference to the information set forth under the heading “INFORMATION CONCERNING THE ELECTION OF DIRECTORS - Information about Nominees, Continuing Directors and Executive Officers” appearing in the Corporation's proxy statement dated March 26, 2013.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item relating to transactions with related persons is incorporated herein by reference to the information set forth under the heading “ADDITIONAL INFORMATION - Transactions with Related Persons” appearing in the Corporation's proxy statement dated March 26, 2013.

The information required by this item relating to director independence is incorporated herein by reference to the information set forth under the heading “INFORMATION CONCERNING THE ELECTION OF DIRECTORS -Director Independence “ and under the heading “ADDITIONAL INFORMATION - Transactions with Related Persons” appearing in the Corporation's proxy statement dated March 26, 2013.

Item 14. Principal Accountant Fees and Services

The information required by this item relating to principal accountant fees and services is incorporated herein by reference to the information set forth under the heading “RELATIONSHIP WITH INDEPENDENT PUBLIC ACCOUNTANTS” appearing in the Corporation's proxy statement dated March 26, 2013.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1) The following Consolidated Financial Statements of the Corporation:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2012 and 2011,

Consolidated Statements of Income – Years ended December 31, 2012, 2011 and 2010,

Consolidated Statements of Comprehensive Income – Years ended December 31, 2012, 2011 and 2010,

Consolidated Statements of Changes in Shareholders’ Equity – Years ended December 31, 2012, 2011 and 2010,

Consolidated Statements of Cash Flows - Years ended December 31, 2012, 2011 and 2010,

Notes to Consolidated Financial Statements.

(2) All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and have therefore been omitted.

(3) The following exhibits are part of this report:

3.1	Articles of Incorporation of the Corporation
3.2	Bylaws of the Corporation
4.	Instruments defining the rights of security holders, including indentures, are contained in the Articles of Incorporation (Exhibit 3.1) and the Bylaws (Exhibit 3.2)
10.1	Deferred Compensation Agreements with Bank Directors*
10.2	Directors’ Deferred Compensation Plan*
10.3	Incentive Stock Option Plan of 2002*
10.4	Management Group Pay for Performance Plan*
10.5	Directors Pay for Performance Plan*
14.	Code of Ethics posted on the Corporation’s website
21	Subsidiaries of the Corporation
23.1	Consent of ParenteBeard LLC
31.1	Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer)
31.2	Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer)
32.1	Section 1350 Certification (Chief Executive Officer)
32.2	Section 1350 Certification (Chief Financial Officer)
101	Interactive Data File (XBRL)**

* Compensatory plan or arrangement.

**Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

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
Dated: March 11, 2013

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ G. Warren Elliott	Chairman of the Board	March 11, 2013
G. Warren Elliott	and Director

/s/ William E. Snell, Jr.	President and Chief Executive	March 11, 2013
William E. Snell, Jr.	Officer and Director (Principal
Executive Officer)

/s/ Mark R. Hollar	Treasurer and Chief Financial	March 11, 2013
Mark R. Hollar	Officer (Principal Financial
and Accounting Officer)

/s/ Charles S. Bender II	Director	March 11, 2013
Charles S. Bender II

/s/ Martin R. Brown	Director	March 11, 2013
Martin R. Brown

/s/ Daniel J. Fisher	Director	March 11, 2013
Daniel J. Fisher

/s/ Donald A. Fry	Director	March 11, 2013
Donald A. Fry

/s/ Allan E. Jennings, Jr.	Director	March 11, 2013
Allan E. Jennings, Jr.

/s/ Richard E. Jordan, III	Director	March 11, 2013
Richard E. Jordan, III

/s/ Stanley J. Kerlin	Director	March 11, 2013
Stanley J. Kerlin

/s/ Donald H. Mowery	Director	March 11, 2013
Donald H. Mowery

/s/ Stephen E. Patterson	Director	March 11, 2013
Stephen E. Patterson

/s/ Martha B. Walker	Director	March 11, 2013
Martha B. Walker

Exhibit Index for the Year

Ended December 31, 2012

Item	Description

3.1	Articles of Incorporation of the Corporation. (Filed as Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.)

3.2	Bylaws of the Corporation. (Filed as Exhibit 99 to Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.)
4.	Instruments defining the rights of securities holders, including indentures, are contained in the Articles of Incorporation (Exhibit 3.1) and Bylaws (Exhibit 3.2)

10.1	Deferred Compensation Agreements with Bank Directors. (Filed as Exhibit 10.1 to Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.)*

10.2	Director’s Deferred Compensation Plan. (Filed as Exhibit 10.2 to Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.)*

10.3	Incentive Stock Option Plan of 2002 (Filed as Exhibit 99.1 to Registration Statement No. 3390348 on Form S-8 and incorporated herein by reference.)*

10.4	Management Group Pay for Performance Program (Filed as Exhibit 10.4 to Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.)*

10.5	Directors Pay for Performance Program (Filed as Exhibit 10.5 to Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.)*

14.	Code of Ethics posted on the Corporation’s website

21.	Subsidiaries of Corporation - filed herewith

23.1	Consent of ParenteBeard LLC – filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer) – filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer) – filed herewith

32.1	Section 1350 Certification (Chief Executive Officer) – filed herewith

32.2	Section 1350 Certification (Chief Financial Officer) – filed herewith

101	Interactive Data File (XBRL)**

* Compensatory plan or arrangement.

**Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

