Form 10-Q
period 2013-03-31
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2013-05-10
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

There were 4,121,004 outstanding shares of the Registrant’s common stock as of April 30, 2013.

Part I FINANCIAL INFORMATION

Item 1 Financial Statements

Consolidated Balance Sheets

	(unaudited)
(Dollars in thousands, except share and per share data)	March 31	December 31
	2013	2012
Assets
Cash and due from banks	$12,578	$20,578
Interest-bearing deposits in other banks	99,209	57,256
Total cash and cash equivalents	111,787	77,834
Investment securities available for sale, at fair value	134,832	133,328
Restricted stock	3,050	3,571
Loans held for sale	327	67
Loans	746,164	753,579
Allowance for loan losses	(10,943)	(10,379)
Net Loans	735,221	743,200
Premises and equipment, net	16,897	17,037
Bank owned life insurance	21,076	20,925
Goodwill	9,016	9,016
Other intangible assets	1,017	1,123
Other real estate owned	5,420	5,127
Deferred tax asset	5,341	5,461
Other assets	10,212	10,674
Total assets	$1,054,196	$1,027,363

Liabilities
Deposits
Demand (noninterest-bearing)	$114,990	$123,623
Money management, savings and interest checking	609,469	572,698
Time	177,719	178,119
Total Deposits	902,178	874,440
Securities sold under agreements to repurchase	39,365	42,209
Long-term debt	12,408	12,410
Other liabilities	7,325	6,670
Total liabilities	961,276	935,729

Shareholders' equity
Common stock, $1 par value per share,15,000,000 shares authorized with 4,516,013 shares issued and 4,120,183 shares outstanding at March 31, 2013 and 4,503,380 shares issued and 4,107,346 shares outstanding at December 31, 2012	4,516	4,503
Capital stock without par value, 5,000,000 shares authorized with no shares issued and outstanding	-	-
Additional paid-in capital	35,967	35,788
Retained earnings	63,328	62,475
Accumulated other comprehensive loss	(3,813)	(4,050)
Treasury stock, 395,830 at March 31, 2013 and 396,034 shares at cost at December 31, 2012, respectively	(7,078)	(7,082)
Total shareholders' equity	92,920	91,634
Total liabilities and shareholders' equity	$1,054,196	$1,027,363

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Income

	For the Three Months Ended
(Dollars in thousands, except per share data) (unaudited)	March 31
	2013	2012
Interest income
Loans, including fees	$8,297	$9,099
Interest and dividends on investments:
Taxable interest	353	433
Tax exempt interest	376	366
Dividend income	18	16
Deposits and obligations of other banks	58	37
Total interest income	9,102	9,951

Interest expense
Deposits	1,103	1,455
Securities sold under agreements to repurchase	18	20
Long-term debt	121	492
Total interest expense	1,242	1,967
Net interest income	7,860	7,984
Provision for loan losses	803	1,950
Net interest income after provision for loan losses	7,057	6,034

Noninterest income
Investment and trust services fees	1,019	967
Loan service charges	250	272
Mortgage banking activities	(22)	47
Deposit service charges and fees	436	474
Other service charges and fees	221	235
Debit card income	285	275
Increase in cash surrender value of life insurance	152	167
Other real estate owned gains, net	-	38
Other	43	88
Total noninterest income	2,384	2,563

Noninterest expense
Salaries and employee benefits	4,214	3,796
Net occupancy expense	568	519
Furniture and equipment expense	247	209
Advertising	335	315
Legal and professional fees	279	279
Data processing	394	413
Pennsylvania bank shares tax	205	187
Intangible amortization	106	109
FDIC insurance	245	261
ATM/debit card processing	181	151
Other	808	771
Total noninterest expense	7,582	7,010
Income before federal income taxes	1,859	1,587
Federal income tax expense	308	218
Net income	$1,551	$1,369

Per share
Basic earnings per share	$0.38	$0.34
Diluted earnings per share	$0.38	$0.34
Cash dividends declared	$0.17	$0.27

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Comprehensive Income

	For the Three Months Ended
	March 31
(Dollars in thousands) (unaudited)	2013	2012
Net Income	$1,551	$1,369

Securities:
Unrealized gains arising during the period	177	262
Tax effect	(60)	(89)
Net of tax amount	117	173

Derivatives:
Unrealized gains arising during the period	2	29
Reclassification adjustment for losses included in net income (1)	180	181
Net unrealized gains	182	210
Tax effect	(62)	(71)
Net of tax amount	120	139

Total other comprehensive income	237	312

Total Comprehensive Income	$1,788	$1,681

Reclassification adjustment / Statement line item	Tax expense (benefit)
(1) Derivatives / interest expense on deposits	$(61)	$(62)

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Changes in Shareholders' Equity

For the three months March 31, 2013 and 2012:

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
(Dollars in thousands, except per share data) (unaudited)	Stock	Capital	Earnings	Loss	Stock	Total
Balance at December 31, 2011	$4,419	$34,698	$60,280	$(5,131)	$(7,084)	$87,182
Net income	-	-	1,369	-	-	1,369
Other comprehensive loss	-	-	-	312	-	312
Cash dividends declared, $.27 per share	-	-	(1,090)	-	-	(1,090)
Common stock issued under dividend reinvestment plan, 34,193 shares	34	455	-	-	-	489
Balance at March 31, 2012	$4,453	$35,153	$60,559	$(4,819)	$(7,084)	$88,262

Balance at December 31, 2012	$4,503	$35,788	$62,475	$(4,050)	$(7,082)	$91,634
Net income	-	-	1,551	-	-	1,551
Other comprehensive income	-	-	-	237	-	237
Cash dividends declared, $.17 per share	-	-	(698)	-	-	(698)
Treasury shares issued under stock option plans, 204 shares	-	(1)	-	-	4	3
Common stock issued under dividend reinvestment plan, 12,633 shares	13	180	-	-	-	193
Balance at March 31, 2013	$4,516	$35,967	$63,328	$(3,813)	$(7,078)	$92,920

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows

	Three Months Ended March 31
	2013	2012
(Dollars in thousands) (unaudited)
Cash flows from operating activities
Net income	$1,551	$1,369
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	385	354
Net amortization of loans and investment securities	461	320
Amortization and net change in mortgage servicing rights valuation	50	(7)
Amortization of intangibles	106	109
Provision for loan losses	803	1,950
Loans originated for sale	(2,648)	-
Proceeds from sale of loans	2,388	-
Net (gain) on sale or disposal of other real estate/other repossessed assets	-	(37)
Increase in cash surrender value of life insurance	(152)	(167)
Contribution to pension plan	-	(370)
Decrease (increase) in interest receivable and other assets	69	(424)
Increase (decrease) in interest payable and other liabilities	412	(326)
Other, net	747	502
Net cash provided by operating activities	4,172	3,273

Cash flows from investing activities
Proceeds from maturities and paydowns of securities available for sale	9,853	10,277
Purchase of investment securities available for sale	(11,620)	(6,495)
Net decrease in restricted stock	521	250
Net decrease in loans	6,859	508
Proceeds from sale of other real estate/other repossessed assets	-	195
Capital expenditures	(222)	(246)
Net cash provided by investing activities	5,391	4,489

Cash flows from financing activities
Net increase in demand deposits, NOW, and savings accounts	28,138	39,216
Net (decrease) increase in time deposits	(400)	8,332
Net decrease in repurchase agreements	(2,844)	(803)
Long-term debt payments	(2)	(1,677)
Dividends paid	(698)	(1,090)
Treasury stock issued under stock option plans	3	-
Common stock issued under dividend reinvestment plan	193	489
Net cash provided by financing activities	24,390	44,467

Increase in cash and cash equivalents	33,953	52,229
Cash and cash equivalents as of January 1	77,834	34,144
Cash and cash equivalents as of December 31	$111,787	$86,373

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest on deposits and other borrowed funds	$1,121	$1,849
Income taxes	$-	$-

Noncash Activities
Loans transferred to Other Real Estate	$293	$63

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, and cash flows as of March 31, 2013, and for all other periods presented have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s 2012 Annual Report on Form 10-K. The consolidated results of operations for the period ended March 31, 2013 are not necessarily indicative of the operating results for the full year. Management has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.

The consolidated balance sheet at December 31, 2012 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete consolidated financial statements.

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

Earnings per share are computed based on the weighted average number of shares outstanding during each period end. A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

	For the Three Months Ended
	March 31
(Dollars and shares in thousands, except per share data)	2013	2012
Weighted average shares outstanding (basic)	4,112	4,041
Impact of common stock equivalents	6	-
Weighted average shares outstanding (diluted)	4,118	4,041
Anti-dilutive options excluded from calculation	58	108
Net income	$1,551	$1,369
Basic earnings per share	$0.38	$0.34
Diluted earnings per share	$0.38	$0.34

Note 2. Recent Accounting Pronouncements

Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. The Corporation adopted this ASU at March 31, 2013.

Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The objective of this ASU is to address the limitation of ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. This ASU clarifies that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, which includes bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements. It also applies to securities borrowing and lending transactions that are offset in accordance with Section 210-20-45 or Section 215-10-45 or subject to an enforceable master netting arrangement or similar agreement. This Update will provide users of financial statements with comparable information as it relates to certain reconciling differences between financial statements prepared in accordance with U.S. GAAP and those prepared in accordance with International Financial Reporting Standards. This update requires that the gross amounts of the asset and offsetting liabilities be disclosed in the notes to the financial statements. The provisions of this ASU are effective for fiscal years beginning on or after January 1, 2013 and interim periods within those annual periods, the same effective date as Update 2011-11. The required disclosures are to be retrospectively applied for all comparative periods presented. The Corporation adopted this ASU at March 31, 2013.

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

Note 3. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss included in shareholders' equity are as follows:

	March 31,	December 31,
	2013	2012
(Dollars in thousands)
Net unrealized gains on securities	$2,720	$2,542
Tax effect	(925)	(864)
Net of tax amount	1,795	1,678

Net unrealized losses on derivatives	(921)	(1,103)
Tax effect	313	375
Net of tax amount	(608)	(728)

Accumulated pension adjustment	(7,576)	(7,576)
Tax effect	2,576	2,576
Net of tax amount	(5,000)	(5,000)

Total accumulated other comprehensive loss	$(3,813)	$(4,050)

Note 4. Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Bank generally holds collateral and/or personal guarantees supporting these commitments. The Bank had $21.4 million and $28.2 million of standby letters of credit as of March 31, 2013 and December 31, 2012, respectively. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The amount of the liability as of March 31, 2013 and December 31, 2012 for guarantees under standby letters of credit issued was not material.

Note 5. Investments

The composition of the investment portfolio is virtually unchanged since year-end 2012. Municipal securities and U.S. Agency mortgage-backed securities continue to comprise the greatest portion of the portfolio at 45% and 38% of the portfolio respectively. The Bank invested $11.6 million during the first quarter divided almost equally between municipal and U.S. Agency mortgage-backed securities.

The investment portfolio had a net unrealized gain of $2.7 million at the end of the quarter. The municipal bond sector shows the largest net unrealized gain, while the trust-preferred sector has the largest net unrealized loss. The portfolio averaged $136.5 million for the year with a yield of 2.21% compared to an average of $126.9 million and a yield of 2.85% for the same period in 2012. The Bank expects the yield on the portfolio to continue to decline as higher yielding bonds pay-down or mature and reinvestment yields remain low.

The equity portfolio is comprised of bank stocks and the Bank and the Corporation each maintain separate equity portfolios. The municipal bond portfolio is well diversified geographically (issuers from within 27 states) and is comprised primarily of general obligation bonds (69%). Most municipal bonds have credit enhancements in the form of private bond insurance or other credit support. The largest geographic municipal bond exposure is to nineteen issuers in the state of Texas with a fair value of $9.8 million and eleven issuers in the state of Pennsylvania with a fair value of $6.5 million. The municipal bond portfolio contains $56.7 million of bonds rated A or higher, $637 thousand rated lower than A (but above noninvestment grade), and $2.9 million that are not rated by Moody’s rating agency. No municipal bonds are rated below investment grade. The Bank holds one variable rate corporate bond in the financial services sector and it is rated A3 by Moody’s.

The trust preferred investments are comprised of seven single issuer trust preferred securities with an amortized cost of $5.9 million and a fair value of $4.9 million. The Bank has six private-label mortgage backed securities (PLMBS) with an amortized cost of $2.4 million and a fair value of $2.4 million.

The amortized cost and estimated fair value of investment securities available for sale as of March 31, 2013 and December 31, 2012 is as follows:

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
March 31, 2013	cost	gains	losses	value
Equity securities	$2,104	$217	$(122)	$2,199
U.S. Government agency securities	12,448	137	(10)	12,575
Municipal securities	57,647	2,833	(242)	60,238
Corporate debt securities	1,004	-	(5)	999
Trust preferred securities	5,911	-	(994)	4,917
Agency mortgage-backed securities	50,536	1,025	(101)	51,460
Private-label mortgage-backed securities	2,407	29	(37)	2,399
Asset-backed securities	55	-	(10)	45
	$132,112	$4,241	$(1,521)	$134,832

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
December 31, 2012	cost	gains	losses	value
Equity securities	$2,104	$92	$(255)	$1,941
U.S. Government agency securities	12,657	156	(4)	12,809
Municipal securities	58,395	2,984	(163)	61,216
Corporate debt securities	1,005	-	(11)	994
Trust preferred securities	5,905	-	(1,075)	4,830
Agency mortgage-backed securities	48,121	1,029	(84)	49,066
Private-label mortgage-backed securities	2,539	10	(123)	2,426
Asset-backed securities	59	-	(13)	46
	$130,785	$4,271	$(1,728)	$133,328

At March 31, 2013 and December 31, 2012, the fair value of investment securities pledged to secure public funds, trust balances, repurchase agreements, deposit and other obligations totaled $129.0 million and $119.8 million, respectively.

The amortized cost and estimated fair value of debt securities at March 31, 2013, by contractual maturity are shown below. Actual maturities may differ from contractual maturities because of prepayment or call options embedded in the securities.

(Dollars in thousands)	Amorized cost	Fair value
Due in one year or less	$2,435	$2,450
Due after one year through five years	13,999	14,770
Due after five years through ten years	21,233	22,302
Due after ten years	39,398	39,252
	77,065	78,774
Mortgage-backed securities	52,943	53,859
	$130,008	$132,633

The following table provides additional detail about trust preferred securities as of March 31, 2013:

Trust Preferred Securities

(Dollars in thousands)

Deal Name	Single Issuer or Pooled	Class	Amortized Cost	Fair Value	Gross Unrealized Gain (Loss)	Lowest Credit Rating Assigned	Number of Banks Currently Performing	Deferrals and Defaults as % of Original Collateral	Expected Deferral/ Defaults as a Percentage of Remaining Performing Collateral

Huntington Cap Trust	Single	Preferred Stock	$934	$735	$(199)	BB	1	None	None
Huntington Cap Trust II	Single	Preferred Stock	881	721	(160)	BB	1	None	None
BankAmerica Cap III	Single	Preferred Stock	959	786	(173)	BB	1	None	None
Wachovia Cap Trust II	Single	Preferred Stock	275	247	(28)	BBB+	1	None	None
Corestates Captl Tr II	Single	Preferred Stock	930	821	(109)	BBB+	1	None	None
Chase Cap VI JPM	Single	Preferred Stock	959	825	(134)	BBB	1	None	None
Fleet Cap Tr V	Single	Preferred Stock	973	782	(191)	BB	1	None	None
			$5,911	$4,917	$(994)

The following table provides additional detail about private label mortgage-backed securities as of March 31, 2013:

Private Label Mortgage Backed Securities

(Dollars in thousands)

				Gross				Cumulative
	Origination	Amortized	Fair	Unrealized	Collateral	Lowest Credit	Credit	OTTI
Description	Date	Cost	Value	Gain (Loss)	Type	Rating Assigned	Support %	Charges
RALI 2004-QS4 A7	3/1/2004	$287	$285	$(2)	ALT A	BBB+	11.92	$-
MALT 2004-6 7A1	6/1/2004	517	525	8	ALT A	CCC	12.46	-
RALI 2005-QS2 A1	2/1/2005	420	433	13	ALT A	C	6.49	-
RALI 2006-QS4 A2	4/1/2006	682	647	(35)	ALT A	D	-	278
GSR 2006-5F 2A1	5/1/2006	132	132	-	Prime	D	-	15
RALI 2006-QS8 A1	7/28/2006	369	377	8	ALT A	D	-	197
		$2,407	$2,399	$(8)				$490

Impairment:

The investment portfolio contained 63 securities with $33.5 million of temporarily impaired fair value and $1.5 million in unrealized losses. The unrealized loss position is less than at year-end 2012, but the number of impaired securities is unchanged. The trust preferred sector continues to show the largest unrealized loss at $1.0 million on seven securities, a slight improvement from the prior-year end.

For securities with an unrealized loss, Management applies a systematic methodology in order to perform an assessment of the potential for other-than-temporary impairment. In the case of debt securities, investments considered for other-than-temporary impairment: (1) had a specified maturity or repricing date; (2) were generally expected to be redeemed at par, and (3) were expected to achieve a recovery in market value within a reasonable period of time. In addition, the Bank considers whether it intends to sell these securities or whether it will be forced to sell these securities before the earlier of amortized cost recovery or maturity. Equity securities are assessed for other-than-temporary impairment based on the length of time of impairment, dollar amount of the impairment and general market and financial conditions relating to specific issues. The impairment identified on debt and equity securities and subject to assessment at March 31, 2013, was deemed to be temporary and required no further adjustments to the financial statements, unless otherwise noted.

The following table reflects temporary impairment in the investment portfolio (excluding restricted stock), aggregated by investment category, length of time that individual securities have been in a continuous unrealized loss position and the number of securities in each category as of March 31, 2013 and December 31, 2012:

	March 31, 2013
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

Equity securities	$-	$-	-	$766	$(122)	10	$766	$(122)	10
U.S. Government agency securities	2,956	(5)	3	3,293	(5)	6	6,249	(10)	9
Municipal securities	9,467	(242)	14	-	-	-	9,467	(242)	14
Corporate debt securities	-	-	-	999	(5)	1	999	(5)	1
Trust preferred securities	-	-	-	4,917	(994)	7	4,917	(994)	7
Agency mortgage-backed securities	9,127	(97)	13	969	(4)	4	10,096	(101)	17
Private-label mortgage-backed securities	-	-	-	932	(37)	2	932	(37)	2
Asset-backed securities	-	-	-	45	(10)	3	45	(10)	3
Total temporarily impaired securities	$21,550	$(344)	30	$11,921	$(1,177)	33	$33,471	$(1,521)	63

	December 31, 2012
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

Equity securities	$226	$(20)	3	$1,236	$(235)	13	$1,462	$(255)	16
U.S. Government agency securities	938	(1)	1	3,346	(3)	6	4,284	(4)	7
Municipal securities	8,789	(163)	10	-	-	-	8,789	(163)	10
Corporate debt securities	-	-	-	994	(11)	1	994	(11)	1
Trust preferred securities	-	-	-	4,830	(1,075)	7	4,830	(1,075)	7
Agency mortgage-backed securities	6,869	(68)	8	2,664	(16)	6	9,533	(84)	14
Private-label mortgage-backed securities	-	-	-	1,875	(123)	5	1,875	(123)	5
Asset-backed securities	-	-	-	46	(13)	3	46	(13)	3
Total temporarily impaired securities	$16,822	$(252)	22	$14,991	$(1,476)	41	$31,813	$(1,728)	63

The trust preferred portfolio contains the largest unrealized loss in the portfolio. At March 31, 2013 this sector contained seven securities with a fair value of $4.9 million and an unrealized loss of $1.0 million, representing a slight improvement over year-end 2012. The trust-preferred securities held by the Bank are single entity issues, not pooled trust preferred securities. Therefore, the impairment review of these securities is based only on the issuer and the security cannot be impaired by the performance of other issuers as if it was a pooled trust-preferred bond. All of the Bank’s trust preferred securities are single issue, variable rate notes with long maturities (2027 – 2028). None of these bonds have suspended or missed a dividend payment. At March 31, 2013, the Bank believes it will be able to collect all interest and principal due on these bonds and no other-than-temporary-impairment charges were recorded. See the Trust Preferred Securities table for additional information.

The PLMBS sector shows a gross unrealized loss of $37 thousand, an improvement over the $123 thousand unrealized loss at December 31, 2012. These bonds were all rated AAA at time of purchase, but have since experienced rating declines. Some have experienced increased delinquencies and defaults, while others have seen the credit support increase as the bonds paid-down. The Bank monitors the performance of the PLMBS investments on a regular basis and reviews delinquencies, default rates, credit support levels and various cash flow stress test scenarios. In determining the credit related loss, Management considers all principal past due 60 days or more as a loss. If additional principal moves beyond 60 days past due, it will also be considered a loss. As a result of the analysis on PLMBS it was determined that no impairment charge was required at quarter end. The Bank has recorded $490 thousand of cumulative impairment charges on this portfolio. Management continues to monitor these securities and it is possible that additional write-downs may occur if current loss trends continue. The Bank is currently participating in a class-action lawsuit against one PLMBS servicer that centers on defective warranties and representations made as part of the underwriting process. See the PLMBS table above for additional information.

The Bank held $3.1 million of restricted stock at March 31, 2013. Except for $30 thousand, this investment represents stock in FHLB Pittsburgh. The Bank is required to hold this stock to be a member of FHLB and it is carried at cost of $100 per share. FHLB Pittsburgh has repurchased $521 thousand of its capital stock during the quarter. FHLB stock is evaluated for impairment primarily based on an assessment of the ultimate recoverability of its cost. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support its operations. There is not a public market for FHLB stock and the benefits of FHLB membership (e.g., liquidity and low cost funding) add value to the stock beyond purely financial measures. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment.

Note 6. Loans

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

A summary of loans outstanding, by primary collateral, at the end of the reporting periods is as follows:

			Change
(Dollars in thousands)	March 31, 2013	December 31, 2012	Amount	%
Residential Real Estate 1-4 Family
Consumer first liens	$97,331	$93,790	$3,541	3.8
Consumer junior liens and lines of credit	34,152	35,494	(1,342)	(3.8)
Total consumer	131,483	129,284	2,199	1.7

Commercial first lien	56,569	60,809	(4,240)	(7.0)
Commercial junior liens and lines of credit	6,506	6,794	(288)	(4.2)
Total	63,075	67,603	(4,528)	(6.7)
Total residential real estate 1-4 family	194,558	196,887	(2,329)	(1.2)

Residential real estate - construction
Consumer purpose	3,856	3,255	601	18.5
Commercial purpose	10,476	12,177	(1,701)	(14.0)
Total residential real estate construction	14,332	15,432	(1,100)	(7.1)

Commercial, industrial and agricultural real estate	364,439	363,874	565	0.2
Commercial, industrial and agricultural	162,808	166,734	(3,926)	(2.4)
Consumer	10,027	10,652	(625)	(5.9)
	746,164	753,579	(7,415)	(1.0)
Less: Allowance for loan losses	(10,943)	(10,379)	(564)	5.4
Net Loans	$735,221	$743,200	$(7,979)	(1.1)

Included in the loan balances are the following:
Net unamortized deferred loan costs	$351	$456
Unamortized discount on purchased loans	$(123)	$(129)

Loans pledged as collateral for borrowings and commitments from:
FHLB	$588,349	$657,684
Federal Reserve Bank	109,854	112,613
	$698,203	$770,297

Note 7. Loan Quality

The following table presents, by loan segment, the Allowance for Loan Losses (ALL) for the periods ended:

				Commercial
	Residential Real Estate 1-4 Family			Industrial &	Commercial
		Junior Liens &		Agricultural	Industrial &
(Dollars in thousands)	First Liens	Lines of Credit	Construction	Real Estate	Agricultural	Consumer	Total

Allowance at December 31, 2012	$913	$306	$899	$6,450	$1,620	$191	$10,379
Charge-offs	-	(45)	-	(171)	(7)	(44)	(267)
Recoveries	8	-	-	-	7	13	28
Provision	52	35	(62)	403	352	23	803
Allowance at March 31, 2013	$973	$296	$837	$6,682	$1,972	$183	$10,943

Allowance at December 31, 2011	$1,049	$308	$1,222	$5,257	$1,651	$236	$9,723
Charge-offs	(36)	(65)	-	(1,992)	(33)	(86)	(2,212)
Recoveries	-	-	-	8	2	36	46
Provision	(81)	68	(344)	2,519	(232)	20	1,950
Allowance at March 31, 2012	$932	$311	$878	$5,792	$1,388	$206	$9,507

The following table presents, by loan segment, loans that were evaluated for the ALL under the specific reserve (individually) and those that were evaluated under the general reserve (collectively) as of March 31, 2013 and December 31, 2012:

				Commercial
	Residential Real Estate 1-4 Family			Industrial &	Commercial
		Junior Liens &		Agricultural	Industrial &
(Dollars in thousands)	First Liens	Lines of Credit	Construction	Real Estate	Agricultural	Consumer	Total

March 31, 2013
Loans evaluated for allowance:
Individually	$3,227	$429	$554	$31,481	$2,799	$-	$38,490
Collectively	150,673	40,229	13,778	332,958	160,009	10,027	707,674
Total	$153,900	$40,658	$14,332	$364,439	$162,808	$10,027	$746,164

Allowance established for loans evaluated:
Individually	$59	$-	$-	$354	$735	$-	$1,148
Collectively	914	296	837	6,328	1,237	183	9,795
Allowance at March 31, 2013	$973	$296	$837	$6,682	$1,972	$183	$10,943

December 31, 2012
Loans evaluated for allowance:
Individually	$3,583	$692	$557	$30,949	$3,583	$-	$39,364
Collectively	151,016	41,596	14,875	332,925	163,151	10,652	714,215
Total	$154,599	$42,288	$15,432	$363,874	$166,734	$10,652	$753,579

Allowance established for loans evaluated:
Individually	$20	$3	$-	$357	$467	$-	$847
Collectively	893	303	899	6,093	1,153	191	9,532
Allowance at December 31, 2012	$913	$306	$899	$6,450	$1,620	$191	$10,379

The following table shows additional information about those loans considered to be impaired at March 31, 2013 and December 31, 2012:

	Impaired Loans
	With No Allowance		With Allowance
(Dollars in thousands)		Unpaid		Unpaid
	Recorded	Principal	Recorded	Principal	Related
March 31, 2013	Investment	Balance	Investment	Balance	Allowance
Residential Real Estate 1-4 Family
First liens	$3,163	$3,216	$444	$607	$59
Junior liens and lines of credit	737	756	-	-	-
Total	3,900	3,972	444	607	59
Residential real estate - construction	554	566	-	-	-
Commercial, industrial and agricultural real estate	28,719	32,474	2,762	3,367	354
Commercial, industrial and agricultural	405	405	2,394	2,451	735
Consumer	-	-	-	-	-
Total	$33,578	$37,417	$5,600	$6,425	$1,148

December 31, 2012
Residential Real Estate 1-4 Family
First liens	$3,504	$3,715	$80	$80	$20
Junior liens and lines of credit	691	707	-	-	-
Total	4,195	4,422	80	80	20
Residential real estate - construction	557	567	-	-	-
Commercial, industrial and agricultural real estate	28,346	31,937	2,603	3,194	357
Commercial, industrial and agricultural	2,495	2,584	1,088	1,145	470
Consumer	-	-	-	-	-
Total	$35,593	$39,510	$3,771	$4,419	$847

The following table shows the average of impaired loans and related interest income for the three months ended March 31, 2013 and 2012:

	Three Months Ended		Three Months Ended
	March 31, 2013		March 31, 2012
	Average	Interest	Average	Interest
(Dollars in thousands)	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Residential Real Estate 1-4 Family
First liens	$3,626	$4	$4,600	$43
Junior liens and lines of credit	742	1	817	1
Total	4,368	5	5,417	44
Residential real estate - construction	556	-	9	-
Commercial, industrial and agricultural real estate	30,087	3	24,376	57
Commercial, industrial and agricultural	4,480	-	4,315	36
Consumer	-	-	-	-
Total	$39,491	$43	$34,117	$137

The following table presents a summary of nonperforming assets as of March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
		% of Loan		% of Loan
(Dollars in thousands)	Balance	Segment	Balance	Segment

Nonaccrual loans
Residential Real Estate 1-4 Family
First liens	$3,501	2.3	$3,584	2.3
Junior liens and lines of credit	705	1.7	758	1.8
Total	4,206	2.2	4,342	2.2
Residential real estate - construction	554	3.9	557	3.6
Commercial, industrial and agricultural real estate	26,760	7.3	28,659	7.9
Commercial, industrial and agricultural	2,800	1.7	2,836	1.7
Total nonaccrual loans	34,320		36,394

Loans past due 90 days or more and not included above
Residential Real Estate 1-4 Family
First liens	51		120
Junior liens and lines of credit	211		112
Total	262		232
Commercial, industrial and agricultural	62		315
Consumer	14		16
Total loans past due 90 days or more and still accruing	338		563

Total nonaccrual and loans past due 90 days or more	34,658		36,957

Other real estate owned	5,420		5,127
Total nonperforming assets	$40,078		$42,084

The following table presents the aging of payments of the loan portfolio:

(Dollars in thousands)		Loans Past Due and Still Accruing					Total
	Current	30-59 Days	60-89 Days	90 Days+	Total	Non-Accrual	Loans
March 31, 2013
Residential Real Estate 1-4 Family
First liens	$148,584	$1,716	$48	$51	$1,815	$3,501	$153,900
Junior liens and lines of credit	39,404	325	13	211	549	705	40,658
Total	187,988	2,041	61	262	2,364	4,206	194,558
Residential real estate - construction	13,183	595	-	-	595	554	14,332
Commercial, industrial and agricultural real estate	335,820	1,580	279	-	1,859	26,760	364,439
Commercial, industrial and agricultural	159,456	391	99	62	552	2,800	162,808
Consumer	9,874	125	14	14	153	-	10,027
Total	$706,321	$4,732	$453	$338	$5,523	$34,320	$746,164

December 31, 2012
Residential Real Estate 1-4 Family
First liens	$147,236	$2,862	$797	$120	$3,779	$3,584	$154,599
Junior liens and lines of credit	40,741	449	228	112	789	758	42,288
Total	187,977	3,311	1,025	232	4,568	4,342	196,887
Residential real estate - construction	14,875	-	-	-	-	557	15,432
Commercial, industrial and agricultural real estate	334,822	64	329	-	393	28,659	363,874
Commercial, industrial and agricultural	163,387	161	35	315	511	2,836	166,734
Consumer	10,339	258	39	16	313	-	10,652
Total	$711,400	$3,794	$1,428	$563	$5,785	$36,394	$753,579

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

(Dollars in thousands)	Pass	OAEM	Substandard	Doubtful	Total

March 31, 2013
Residential Real Estate 1-4 Family
First liens	$141,548	$3,680	$8,672	$-	$153,900
Junior liens and lines of credit	38,530	270	1,858	-	40,658
Total	180,078	3,950	10,530	-	194,558
Residential real estate - construction	13,199	74	1,059	-	14,332
Commercial, industrial and agricultural real estate	306,442	16,991	38,256	2,750	364,439
Commercial, industrial and agricultural	147,556	2,240	13,012	-	162,808
Consumer	10,013	-	14	-	10,027
Total	$657,288	$23,255	$62,871	$2,750	$746,164

December 31, 2012
Residential Real Estate 1-4 Family
First liens	$139,549	$6,277	$8,773	$-	$154,599
Junior liens and lines of credit	40,584	175	1,529	-	42,288
Total	180,133	6,452	10,302	-	196,887
Residential real estate - construction	11,284	2,922	1,226	-	15,432
Commercial, industrial and agricultural real estate	299,075	20,221	41,828	2,750	363,874
Commercial, industrial and agricultural	148,195	3,120	15,419	-	166,734
Consumer	10,636	-	16	-	10,652
Total	$649,323	$32,715	$68,791	$2,750	$753,579

The following table presents information on the Bank’s Troubled Debt Restructuring (TDR) loans:

			Troubled Debt Restructings
			That Have Defaulted on
(Dollars in thousands)	Troubled Debt Restructings		Modified Terms YTD
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
March 31, 2013
Real estate construction	2	$1,476	-	$-
Residential real estate	4	464	-	-
Commercial, industrial and agricultural real estate	12	10,227	-	-
Total	18	$12,167	-	$-

December 31, 2012
Real estate construction	2	$1,482	-	$-
Residential real estate	4	467	-	-
Commercial, industrial and agricultural	2	1,812	-	-
Commercial, industrial and agricultural real estate	11	7,669	-	-
Total	19	$11,430	-	$-

The following table reports the performing status of TDR loans. The performing status is determined by the loans compliance with the modified terms.

(Dollars in thousands)	March 31, 2013		December 31, 2012
	Performing	Nonperforming	Performing	Nonperforming
Real estate construction	$1,476	$-	$1,482	$-
Residential real estate	464	-	467	-
Commercial, industrial and agriculture	-	-	1,812	-
Commercial, industrial and agriculture real estate	10,227	-	7,669	-
Total	$12,167	$-	$11,430	$-

The following table reports new TDR loans during 2013 and the recorded investment as of March 31, 2013:

(Dollars in thousands)	New During Period
	Number of	Pre-TDR	After-TDR	Recorded
Three Months Ended March 31, 2013	Contracts	Modification	Modification	Investment
Commercial, industrial and agricultural real estate	1	$2,444	$2,731	$2,727

The following table reports the type of loan concession granted for new TDR loans made during 2013 and the recorded investment as of March 31, 2013.

(Dollars in thousands)	New During Period
	Number of	Pre-TDR	After-TDR	Recorded
Three Months Ended March 31, 2013	Contracts	Modification	Modification	Investment
Multiple	1	$2,444	$2,731	$2,727

The following table reports new TDR loans during 2012 and the recorded investment as of March 31, 2012:

(Dollars in thousands)	New During Period
	Number of	Pre-TDR	After-TDR	Recorded
Three Months Ended March 31, 2012	Contracts	Modification	Modification	Investment
Residential real estate	3	$1,261	$1,086	$907
Commercial, industrial and agricultural	3	2,223	2,223	2,360
Commercial, industrial and agricultural real estate	3	1,662	2,052	2,042
Total	9	$5,146	$5,361	$5,309

The type of loan concession granted for new TDR loans during 2012 and the recorded investment as of March 31, 2012.

(Dollars in thousands)	New During Period
	Number of	Pre-TDR	After-TDR	Recorded
Three Months Ended March 31, 2012	Contracts	Modification	Modification	Investment
Maturity	3	$2,223	$2,223	$2,360
Multiple	6	2,923	3,138	2,949
	9	$5,146	$5,361	$5,309

Note 8. Pensions

The components of pension expense for the periods presented are as follows:

	Three Months Ended March 31
(Dollars in thousands)	2013	2012
Components of net periodic cost:
Service cost	$114	$115
Interest cost	179	179
Expected return on plan assets	(312)	(197)
Recognized net actuarial loss	159	171
Net period cost	$140	$268

The Bank expects its pension expense to decrease to approximately $560 thousand in 2013 compared to $1.1 million in 2012. The Bank contributed $6.8 million to its pension plan in 2012 and does not expect to contribute any additional amounts in 2013.

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

Note 9. Mortgage Servicing Rights

Activity pertaining to mortgage servicing rights and the related valuation allowance follows:

	Three Months Ended March 31
(Dollars in thousands)	2013	2012
Cost of mortgage servicing rights:
Beginning balance	$458	$730
Originations	-	-
Amortization	(74)	(54)
Ending balance	$384	$676

Valuation allowance:
Beginning balance	$(223)	$(362)
Valuation charges	-	-
Valuation reversals	24	61
Ending balance	$(199)	$(301)

Mortgage servicing rights cost	$384	$676
Valuation allowance	(199)	(301)
Carrying value	$185	$375

Fair value	$185	$375

Note 10. Fair Value Measurements and Fair Values of Financial Instruments

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

The following methods and assumptions were used to estimate the fair values of the Corporation’s financial instruments at March 31, 2013 and December 31, 2012.

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

The fair value of the Corporation's financial instruments are as follows:

	March 31, 2013
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3

Financial assets:
Cash and cash equivalents	$111,787	$111,787	$111,787	$-	$-
Investment securities available for sale	134,832	134,832	2,199	132,633	-
Restricted stock	3,050	3,050	-	3,050	-
Loans held for sale	327	327	-	327	-
Net loans	735,221	747,245	-	-	747,245
Accrued interest receivable	3,045	3,045	-	3,045	-
Mortgage servicing rights	185	185	-	-	185

Financial liabilities:
Deposits	$902,178	$903,796	$-	$903,796	$-
Securities sold under agreements to repurchase	39,365	39,365	-	39,365	-
Long-term debt	12,408	13,323	-	13,323	-
Accrued interest payable	469	469	-	469	-
Interest rate swaps	922	922	-	922	-

	December 31, 2012
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3

Financial assets:
Cash and cash equivalents	$77,834	$77,834	$77,834	$-	$-
Investment securities available for sale	133,328	133,328	1,941	131,387	-
Restricted stock	3,571	3,571	-	3,571	-
Net loans	67	67	-	67	-
Loans held for sale	743,200	759,490	-	-	759,490
Accrued interest receivable	3,178	3,178	-	3,178	-
Mortgage servicing rights	235	235	-	-	235

Financial liabilities:
Deposits	$874,440	$876,240	$-	$876,240	$-
Securities sold under agreements to repurchase	42,209	42,209	-	42,209	-
Long-term debt	12,410	13,718	-	13,718	-
Accrued interest payable	348	348	-	348	-
Interest rate swaps	1,103	1,103	-	1,103	-

Recurring Fair Value Measurements

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2013 and December 31, 2012 are as follows:

(Dollars in Thousands)	Fair Value at March 31, 2013
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities	$2,199	$-	$-	$2,199
Obligations of U.S. Government agencies	-	12,575	-	12,575
Obligations of state and political subdivisions	-	60,238	-	60,238
Corporate debt securities	-	999	-	999
Trust Preferred Securities	-	4,917	-	4,917
Agency mortgage-backed securities	-	51,460	-	51,460
Private-label mortgage-backed securities	-	2,399	-	2,399
Asset-backed securities	-	45	-	45
Total assets	$2,199	$132,633	$-	$134,832

Liability Description
Interest rate swaps	$-	$922	$-	$922
Total liabilities	$-	$922	$-	$922

(Dollars in Thousands)	Fair Value at December 31, 2012
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities	$1,941	$-	$-	$1,941
Obligations of U.S. Government agencies	-	12,809	-	12,809
Obligations of state and political subdivisions	-	61,216	-	61,216
Corporate debt securities	-	994	-	994
Trust Preferred Securities	-	4,830	-	4,830
Agency mortgage-backed securities	-	49,066	-	49,066
Private-label mortgage-backed securities	-	2,426	-	2,426
Asset-backed securities	-	46	-	46
Total assets	$1,941	$131,387	$-	$133,328

Liability Description
Interest rate swaps	$-	$1,103	$-	$1,103
Total liabilities	$-	$1,103	$-	$1,103

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

Nonrecurring Fair Value Measurements

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2013 and December 31, 2012 are as follows:

(Dollars in Thousands)
	Fair Value at March 31, 2013
Asset Description	Level 1	Level 2	Level 3	Total
Impaired loans (1)	$-	$-	$8,262	$8,262
Other real estate owned (1)	-	-	5,420	5,420
Mortgage servicing rights	-	-	185	185
Total assets	$-	$-	$13,867	$13,867

(Dollars in Thousands)	Fair Value at December 31, 2012
Asset Description	Level 1	Level 2	Level 3	Total
Impaired loans (1)	$-	$-	$9,235	$9,235
Other real estate owned (1)	-	-	5,127	5,127
Mortgage servicing rights	-	-	235	235
Total assets	$-	$-	$14,597	$14,597

(1)	Includes assets directly charged-down to fair value during the year-to-date period.

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

The Corporation did not record any liabilities at fair value for which measurement of the fair value was made on a nonrecurring basis at March 31, 2013. For financial assets and liabilities measured at fair value on a recurring basis, there were no transfers of financial assets or liabilities between Level 1 and Level 2 during the period ending March 31, 2013.

The following table presents additional quantitative information about Level 3 assets measured at fair value on a nonrecurring basis:

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in Thousands)	at March 31, 2013
				Range
Asset Description	Fair Value	Valuation Technique	Unobservable Input	(Weighted Average)
Impaired loans (1)	$8,262	Appraisal	Appraisal Adjustments (2)	0% - 100% (18.2%)
			Cost to sell	5% - 15% (6.5%)
Other real estate owned (1)	5,420	Appraisal	Appraisal Adjustments (2)
			Cost to sell	8% (8%)
Mortgage servicing rights	185	Discounted Cash Flow (3)

	at December 31, 2012
Impaired loans (1)	$9,235	Appraisal	Appraisal Adjustments (2)	0% - 100% (11%)
			Cost to sell	5% - 25% (7%)
Other real estate owned (1)	5,127	Appraisal	Appraisal Adjustments (2)
			Cost to sell	8% (8%)
Mortgage servicing rights	235	Discounted Cash Flow (3)

(1) Includes assets directly charged-down to fair value during the year-to-date period.

(2) Qualitative adjustments are discounts specific to each asset and are made as needed.

(3) Valuation and inputs are determined by a third-party pricing service without adjustment.

Note 11. Financial Derivatives

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

Information regarding the interest rate swaps as of March 31, 2013 follows:

(Dollars in thousands)				Amount Expected to
				be Expensed into
Notional	Maturity	Interest Rate		Earnings within the
Amount	Date	Fixed	Variable	next 12 Months

$10,000	5/30/2013	3.60%	0.09%	$59
$10,000	5/30/2015	3.87%	0.09%	$379

Fair Value of Derivative Instruments in the Consolidated Balance Sheets were as follows as of March 31, 2013 and December 31, 2012:

Fair Value of Derivative Instruments
(Dollars in thousands)		Balance Sheet
Date	Type	Location	Fair Value
March 31, 2013	Interest rate contracts	Other liabilities	$922
December 31, 2012	Interest rate contracts	Other liabilities	$1,103

The Effect of Derivative Instruments on the Statement of Income for the Three Months Ended March 31, 2013 and 2012 follows:

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships
(Dollars in thousands)					Amount of Gain
				Location of	or (Loss)
				Gain or (Loss)	Recognized in
				Recognized in	Income on
		Location of	Amount of Gain	Income on	Derivatives
	Amount of Gain	Gain or (Loss)	or (Loss)	Derivative (Ineffective	(Ineffective Portion
	or (Loss)	Reclassified from	Reclassified from	Portion and Amount	and Amount
	Recognized in OCI	Accumulated OCI	Accumulated OCI	Excluded from	Excluded from
	net of tax on Derivative	into Income	into Income	Effectiveness	Effectiveness
Date / Type	(Effective Portion)	(Effective Portion)	(Effective Portion)	Testing)	Testing)
Interest rate contracts

March 31, 2013	$120	Interest Expense	$(180)	Other income (expense)	$-

March 31, 2012	$139	Interest Expense	$(181)	Other income (expense)	$-

Interest Rate Swap Agreements (“Swap Agreements”)

The Bank has entered into interest rate swap agreements as part of its asset/liability management program. The swap agreements are free-standing derivatives and are recorded at fair value in the Corporation’s consolidated statements of condition. The Bank is party to master netting arrangements with its financial institution counterparties; however, the Bank does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral, in the form of marketable securities, is posted by the counterparty with net liability positions in accordance with contract thresholds.

Securities Sold Under Agreements to Repurchase (“Repurchase Agreements”)

The Bank enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities. Under these arrangements, the Bank may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Bank to repurchase the agreements. As a result, these repurchase agreements are accounted for as collateralized financing arrangements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability in the Corporation’s consolidated statements of condition, while the securities underlying the repurchase agreements remain in the respective investment securities asset accounts. In other words, there is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities. In addition, as the Bank does not enter into reverse repurchase agreements, there is no such offsetting to be done with repurchase agreements.

The following table presents the liabilities subject to an enforceable master netting arrangement or repurchase agreements as of March 31, 2013 and December 31, 2012. As of these dates, all of the Bank’s swap agreements with institutional counterparties were in a liability position. Therefore, there were no assets to be recognized in the consolidated statements of condition. The swap agreements we have with our commercial banking customers are not subject to an enforceable master netting arrangement, and therefore, are excluded from this table.

			Net Amounts	Gross Amounts Not Offset in the
	Gross	Gross Amounts	of Liabilities	Statements of Condition
	Amounts of	Offset in the	Presented in the
	Recognized	Statements of	Statements of	Financial	Cash Collateral	Net
(Dollars in thousands)	Liabilities	Condition	Condition	Instruments	Pledged	Amount
Interest Rate Swap Agreements

March 31, 2013	$922	$-	$922	$922	$-	$-

December 31, 2012	$1,103	$-	$1,103	$1,103	$-	$-

Note 12. Reclassification

Certain prior period amounts may have been reclassified to conform to the current year presentation. Such reclassifications did not affect reported net income.

Management’s Discussion and Analysis of Results of Operations and Financial Condition

For the Three Months Ended March 31, 2013 and 2012

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

Critical Accounting Policies

Management has identified critical accounting policies for the Corporation to include Allowance for Loan Losses, Mortgage Servicing Rights, Financial Derivatives, Temporary Investment Impairment and Stock-based Compensation. There were no changes to the critical accounting policies disclosed in the 2012 Annual Report on Form 10-K in regards to application or related judgments and estimates used. Please refer to Item 7 of the Corporation’s 2012 Annual Report on Form 10-K for a more detailed disclosure of the critical accounting policies.

Results of Operations

Year-to-Date Summary

At March 31, 2013, total assets were $1.054 billion, an increase of $26.8 million from December 31, 2012. Net loans decreased to $735.2 million and total deposits increased to $902.2 million. The Corporation reported net income for the first three months of 2013 of $1.6 million. This is a 13.3% increase versus net income of $1.4 million for the same period in 2012. Total revenue (interest income and noninterest income) decreased $1.0 million year-over-year. Interest income decreased $849 thousand, while interest expense decreased by $725 thousand, resulting in a $124 thousand decrease in net interest income. The provision for loan losses was $803 thousand for the period, $1.1 million less than in 2012. Noninterest income decreased 7.0% with nearly all categories of fee income declining from the prior year. Noninterest expense increased 8.2% due to increases in salary and benefits expense. Diluted earnings per share increased to $.38 in 2013 from $.34 in 2012.

Key performance ratios as of, or for the three months ended March 31, 2013 and 2012 are listed below:

	March 31,
	2013	2012

Performance measurements
Return on average assets*	0.60%	0.55%
Return on average equity*	6.85%	6.33%
Return on average tangible assets (1)*	0.63%	0.58%
Return on average tangible equity (1)*	7.91%	7.79%
Efficiency ratio (2)	71.30%	64.15%
Net interest margin*	3.45%	3.57%
Current dividend yield*	4.25%	6.84%
Dividend payout ratio	45.00%	79.62%

Shareholders' Value (per common share)
Diluted earnings per share	$0.38	$0.34
Basic earnings per share	0.38	0.34
Regular cash dividends paid	0.17	0.27
Book value	22.55	21.75
Tangible book value (3)	20.12	19.17
Market value	16.01	15.80
Market value/book value ratio	71.00%	72.64%
Price/earnings multiple*	10.53	11.62

Safety and Soundness
Leverage ratio (Tier 1)	8.40%	8.39%
Risk-based capital ratio (Tier 1)	13.06%	12.18%
Common equity ratio	8.81%	8.52%
Tangible common equity ratio (4)	7.94%	7.59%
Nonperforming loans/gross loans	4.64%	3.38%
Nonperforming assets/total assets	3.80%	2.79%
Allowance for loan losses as a % of loans	1.47%	1.24%
Net charge-offs/average loans*	0.13%	1.14%

Trust assets under management (fair value)	$547,212	$503,336

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

Comparison of the three months ended March 31, 2013 to the three months ended March 31, 2012:

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

Tax equivalent net interest income for the first quarter of 2013 decreased $114 thousand quarter over quarter. Average interest-earning assets increased $33.0 million from 2012, but the yield on these assets decreased by 45 basis points. The average balance of investment securities increased $9.6 million while average loans decreased $7.4 million (1.0%) quarter over quarter. Average mortgage loans increased $18.0 million, but the increase was offset by a decrease in the average balance of commercial loans and consumer loans. Average commercial loans decreased $13.4 million, as commercial loans continue to run-off. Average consumer loans, including home equity loans, decreased $11.9 million, as consumers continue to borrow less.

Interest expense was $1.2 million for the first quarter, a decrease of $725 thousand from the 2012 total of $2.0 million. Average interest-bearing liabilities increased $24.0 million to $830.8 million for 2013 from an average balance of $806.8 million in 2012. The average cost of these liabilities decreased from .98% in 2012 to .61% in 2013. Average interest-bearing deposits increased $63.5 million, due to increases in interest checking and savings accounts ($36.1 million), and money management deposits ($46.6 million). The cost of interest-bearing deposits decreased from .83% to .58%. Securities sold under agreements to repurchase (Repos) decreased $5.2 million on average over the prior year quarter while the average rate remained constant at .15% in both years. The average balance of long-term debt decreased by $34.4 million, primarily due to $33.1 million of prepayments on seven Federal Home Loan Bank of Pittsburgh (FHLB) advances in 2012.

The changes in the balance sheet and interest rates resulted in an decrease in tax equivalent net interest income of $114 thousand to $8.3 million in 2013 compared to $8.4 million in 2012. The Bank’s net interest margin decreased from 3.57% in 2012 to 3.45% in 2013. The decrease in the net interest margin is the result of a decrease in the rate on interest-earning assets of 45 basis points, while the yield on interest-bearing liabilities only decreased 37 basis points. Tax equivalized net interest income decreased $114 thousand during the quarter, due to a $408 thousand decrease from lower rates, which was partially offset by a $294 thousand increase volume.

The following table presents average balances, tax-equivalent (T/E) interest income, and yields earned or rates paid on the assets or liabilities. All nontaxable interest income has been adjusted to a tax-equivalent basis using a tax rate of 34%.

	For the Three Months Ended March 31,
	2013			2012
	Average	Income or	Average	Average	Income or	Average
(Dollars in thousands)	balance	expense	yield/rate	balance	expense	yield/rate

Interest-earning assets:
Interest-bearing obligations of other
banks and federal funds sold	$82,889	$58	0.28%	$52,048	$37	0.29%
Investment securities:
Taxable	95,341	371	1.58%	88,061	450	2.05%
Nontaxable	41,130	553	5.45%	38,833	538	5.56%
Loans:
Commercial, industrial and agricultural	606,596	6,583	4.40%	620,033	7,292	4.72%
Residential mortgage	73,417	854	4.72%	55,427	714	5.17%
Home equity loans and lines	61,213	900	5.96%	70,988	1,077	6.09%
Consumer	11,107	173	6.32%	13,256	223	6.75%
Loans	752,333	8,510	4.59%	759,704	9,306	4.91%

Total interest-earning assets	971,693	9,492	3.96%	938,646	10,331	4.41%
Other assets	73,189			71,445
Total assets	$1,044,882			$1,010,091

Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$146,276	24	0.07%	$115,033	22	0.08%
Money Management	387,988	548	0.57%	341,422	632	0.74%
Savings	58,145	17	0.12%	53,247	15	0.11%
Time	178,432	514	1.17%	197,628	786	1.60%
Total interest-bearing deposits	770,841	1,103	0.58%	707,330	1,455	0.83%

Securities sold under agreements to repurchase	47,521	18	0.15%	52,671	20	0.15%
Long- term debt	12,420	121	3.95%	46,827	492	4.21%
Total interest-bearing liabilities	830,782	1,242	0.61%	806,828	1,967	0.98%
Noninterest-bearing deposits	114,633			103,476
Other liabilities	7,625			12,331
Shareholders' equity	91,842			87,456
Total liabilities and shareholders' equity	$1,044,882			$1,010,091
T/E net interest income/Net interest margin		8,250	3.45%		8,364	3.57%
Tax equivalent adjustment		(390)			(380)
Net interest income		$7,860			$7,984

Provision for Loan Losses

For 2013, the Bank recorded net charge-offs of $239 thousand compared to $2.1 million in 2012. The charge-offs were more than offset by the first quarter provision expense of $803 thousand and as a result, the allowance for loan losses (ALL) increased $564 thousand over year-end 2012. For more information refer to the Loan Quality and Allowance for Loan Losses discussion in the Financial Condition section.

Noninterest Income

For the first quarter of 2013, noninterest income decreased $179 thousand from the same period in 2012. Investment and trust service fees increased due to higher recurring asset management fees. Loan service charges decreased as mortgage production declined in 2013 compared to 2012. Mortgage banking fees decreased, as 2013 had an impairment charge of $8 thousand compared to a reversal of previously recorded impairment charges of $61 thousand in the prior year. Deposit service charges decreased due to lower retail and commercial overdraft fees. Other service charges and fees decreased primarily due to decreases in ATM fees, while debit card income increased. Other income decreased as 2012 contained a nonrecurring insurance recovery on a prior period loss. No securities gains or other than temporary impairment charges were recorded during either period.

The following table presents a comparison of noninterest income for the three months ended March 31, 2013 and 2012:

	March 31		Change
(Dollars in thousands)	2013	2012	Amount	%
Noninterest Income
Investment and trust services fees	$1,019	$967	$52	5.4
Loan service charges	250	272	(22)	(8.1)
Mortgage banking activities	(22)	47	(69)	(146.8)
Deposit service charges and fees	436	474	(38)	(8.0)
Other service charges and fees	221	235	(14)	(6.0)
Debit card income	285	275	10	3.6
Increase in cash surrender value of life insurance	152	167	(15)	(9.0)
Other real estate owned	-	38	(38)	(100.0)
Other	43	88	(45)	(51.1)
Total noninterest income	$2,384	$2,563	$(179)	(7.0)

Noninterest Expense

Noninterest expense for the first quarter of 2013 increased $572 thousand compared to the same period in 2012. The increase in salaries and benefits was primarily due to annual salary adjustments ($89 thousand) and health insurance expense ($426 thousand), but these increases were partially offset by a $128 thousand decrease in pension expense. Health insurance expense in 2012 included a credit of $334 thousand, due to lower claims expense during the quarter from the Bank’s participation in a self-insured health insurance plan. Occupancy and equipment expense increased due to a new branch in Mechanicsburg that opened in the 4th quarter of 2012. Advertising increased due to direct mail costs, while, legal and professional, data processing fees and shares tax expense remained relatively flat year over year. ATM/debit card processing increased from start-up costs incurred by the Bank to begin printing debit cards in house. Other expenses increased due to increases in loan collection expenses.

The following table presents a comparison of noninterest expense for the three months ended March 31, 2013 and 2012:

(Dollars in thousands)	March 31		Change
	2013	2012	Amount	%
Noninterest Expense
Salaries and benefits	$4,214	$3,796	$418	11.0
Net occupancy expense	568	519	49	9.4
Furniture and equipment expense	247	209	38	18.2
Advertising	335	315	20	6.3
Legal and professional fees	279	279	-	-
Data processing	394	413	(19)	(4.6)
Pennsylvania bank shares tax	205	187	18	9.6
Intangible amortization	106	109	(3)	(2.8)
FDIC insurance	245	261	(16)	(6.1)
ATM/debit card processing	181	151	30	19.9
Other	808	771	37	4.8
Total noninterest expense	$7,582	$7,010	$572	8.2

Provision for Income Taxes

For the first quarter of 2013 the Corporation recorded a Federal income tax expense of $308 thousand compared to $218 thousand for the same quarter in 2012. Pre-tax income was higher in 2013, due to less provision for loan loss expense, which resulted in higher tax expense. As a result, the effective tax rate increased year over year to 16.6% for the first quarter of 2013 compared to 13.7% for 2012. All taxable income for the Corporation is taxed at a rate of 34%.

Financial Condition

Summary:

At March 31, 2013, assets totaled $1.054 billion, an increase of $26.8 million from the 2012 year-end balance of $1.027 billion. Investment securities increased $1.5 million, while net loans decreased $8.0 million. Deposits were up $27.7 million in the first quarter of 2013 due primarily to increases in money management deposits. Shareholders’ equity increased $1.3 million during the first three months as retained earnings increased approximately $853 thousand, other comprehensive loss improved $237 thousand and the Corporation’s Dividend Reinvestment Plan (DRIP) added an additional $192 thousand in new capital.

Cash and Cash Equivalents:

Cash and cash equivalents totaled $111.8 million at March 31, 2013 an increase of $34.0 million from the prior year-end balance of $77.8 million. The increase is due to large inflows of deposits as well as slow loan growth opportunities. The funds are invested in interest-bearing deposit accounts, primarily at the Federal Reserve.

Investment Securities:

The composition of the investment portfolio is virtually unchanged since year-end 2012. Municipal securities and U.S. Agency mortgage-backed securities continue to comprise the greatest portion of the portfolio at 45% and 38% of the portfolio respectively. The Bank invested $11.6 million during the first quarter divided almost equally between municipal and U.S. Agency mortgage-backed securities.

The investment portfolio had a net unrealized gain of $2.7 million at the end of the quarter. The municipal bond sector shows the largest net unrealized gain, while the trust-preferred sector has the largest net unrealized loss. The portfolio averaged $136.5 million for the year with a yield of 2.21% compared to an average of $126.9 million and a yield of 2.85% for the same period in 2012. The Bank expects the yield on the portfolio to continue to decline as higher yielding bonds pay-down or mature and reinvestment yields remain low.

The equity portfolio is comprised of bank stocks and the Bank and the Corporation each maintain separate equity portfolios. The municipal bond portfolio is well diversified geographically (issuers from within 27 states) and is comprised primarily of general obligation bonds (69%). Most municipal bonds have credit enhancements in the form of private bond insurance or other credit support. The largest geographic municipal bond exposure is to nineteen issuers in the state of Texas with a fair value of $9.8 million and eleven issuers in the state of Pennsylvania with a fair value of $6.5 million. The municipal bond portfolio contains $56.7 million of bonds rated A or higher, $637 thousand rated lower than A (but above noninvestment grade), and $2.9 million that are not rated by Moody’s rating agency. No municipal bonds are rated below investment grade. The Bank holds variable rate corporate bond in the financial services sector and it is rated A3 by Moody’s.

The trust preferred investments are comprised of seven single issuer trust preferred securities with an amortized cost of $5.9 million and a fair value of $4.9 million. The Bank has six private-label mortgage backed securities (PLMBS) with an amortized cost of $2.4 million and a fair value of $2.4 million.

The amortized cost and estimated fair value of investment securities available for sale as of March 31, 2013 and December 31, 2012:

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
March 31, 2013	cost	gains	losses	value
Equity securities	$2,104	$217	$(122)	$2,199
U.S. Government agency securities	12,448	137	(10)	12,575
Municipal securities	57,647	2,833	(242)	60,238
Corporate debt securities	1,004	-	(5)	999
Trust preferred securities	5,911	-	(994)	4,917
Agency mortgage-backed securities	50,536	1,025	(101)	51,460
Private-label mortgage-backed securities	2,407	29	(37)	2,399
Asset-backed securities	55	-	(10)	45
	$132,112	$4,241	$(1,521)	$134,832

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
December 31, 2012	cost	gains	losses	value
Equity securities	$2,104	$92	$(255)	$1,941
U.S. Government agency securities	12,657	156	(4)	12,809
Municipal securities	58,395	2,984	(163)	61,216
Corporate debt securities	1,005	-	(11)	994
Trust preferred securities	5,905	-	(1,075)	4,830
Agency mortgage-backed securities	48,121	1,029	(84)	49,066
Private-label mortgage-backed securities	2,539	10	(123)	2,426
Asset-backed securities	59	-	(13)	46
	$130,785	$4,271	$(1,728)	$133,328

The following table provides additional detail about the Bank’s trust preferred securities as of March 31, 2013:

(Dollars in thousands)
Deal Name	Single Issuer or Pooled	Class	Amortized Cost	Fair Value	Gross Unrealized Gain (Loss)	Lowest Credit Rating Assigned	Number of Banks Currently Performing	Deferrals and Defaults as % of Original Collateral	Expected Deferral/ Defaults as a Percentage of Remaining Performing Collateral
Huntington Cap Trust	Single	Preferred Stock	$934	$735	$(199)	BB	1	None	None
Huntington Cap Trust II	Single	Preferred Stock	881	721	(160)	BB	1	None	None
BankAmerica Cap III	Single	Preferred Stock	959	786	(173)	BB	1	None	None
Wachovia Cap Trust II	Single	Preferred Stock	275	247	(28)	BBB+	1	None	None
Corestates Captl Tr II	Single	Preferred Stock	930	821	(109)	BBB+	1	None	None
Chase Cap VI JPM	Single	Preferred Stock	959	825	(134)	BBB	1	None	None
Fleet Cap Tr V	Single	Preferred Stock	973	782	(191)	BB	1	None	None
			$5,911	$4,917	$(994)

The following table provides additional detail about private label mortgage-backed securities as of March 31, 2013:

(Dollars in thousands)				Gross				Cumulative
	Origination	Amortized	Fair	Unrealized	Collateral	Lowest Credit	Credit	OTTI
Description	Date	Cost	Value	Gain (Loss)	Type	Rating Assigned	Support %	Charges
RALI 2004-QS4 A7	3/1/2004	$287	$285	$(2)	ALT A	BBB+	11.92	$-
MALT 2004-6 7A1	6/1/2004	517	525	8	ALT A	CCC	12.46	-
RALI 2005-QS2 A1	2/1/2005	420	433	13	ALT A	C	6.49	-
RALI 2006-QS4 A2	4/1/2006	682	647	(35)	ALT A	D	-	278
GSR 2006-5F 2A1	5/1/2006	132	132	-	Prime	D	-	15
RALI 2006-QS8 A1	7/28/2006	369	377	8	ALT A	D	-	197
		$2,407	$2,399	$(8)				$490

The investment portfolio contained 63 securities with $33.5 million of temporarily impaired fair value and $1.5 million in unrealized losses. The unrealized loss position is less than at year-end 2012, but the number of impaired securities is unchanged. The trust preferred sector continues to show the largest unrealized loss at $1.0 million on seven securities, a slight improvement from the prior-year end.

For securities with an unrealized loss, Management applies a systematic methodology in order to perform an assessment of the potential for “other-than-temporary” impairment. In the case of debt securities, investments considered for “other-than-temporary” impairment: (1) had a specified maturity or repricing date; (2) were generally expected to be redeemed at par, and (3) were expected to achieve a recovery in market value within a reasonable period of time. In addition, the Bank considers whether it intends to sell these securities or whether it will be forced to sell these securities before maturity. Equity securities are assessed for other-than-temporary impairment based on the length of time of impairment, dollar amount of the impairment and general market and financial conditions relating to specific issues. Accordingly, the impairments identified on debt and equity securities and subjected to the assessment at March 31, 2013 were deemed to be temporary and required no further adjustment to the financial statements, unless otherwise noted.

The following table reflects temporary impairment in the investment portfolio (excluding restricted stock), aggregated by investment category, length of time that individual securities have been in a continuous unrealized loss position and the number of securities in each category as of March 31, 2013 and December 31, 2012:

	March 31, 2013
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

Equity securities	$-	$-	-	$766	$(122)	10	$766	$(122)	10
U.S. Government agency securities	2,956	(5)	3	3,293	(5)	6	6,249	(10)	9
Municipal securities	9,467	(242)	14	-	-	-	9,467	(242)	14
Corporate debt securities	-	-	-	999	(5)	1	999	(5)	1
Trust preferred securities	-	-	-	4,917	(994)	7	4,917	(994)	7
Agency mortgage-backed securities	9,127	(97)	13	969	(4)	4	10,096	(101)	17
Private-label mortgage-backed securities	-	-	-	932	(37)	2	932	(37)	2
Asset-backed securities	-	-	-	45	(10)	3	45	(10)	3
Total temporarily impaired securities	$21,550	$(344)	30	$11,921	$(1,177)	33	$33,471	$(1,521)	63

	December 31, 2012
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

Equity securities	$226	$(20)	3	$1,236	$(235)	13	$1,462	$(255)	16
U.S. Government agency securities	938	(1)	1	3,346	(3)	6	4,284	(4)	7
Municipal securities	8,789	(163)	10	-	-	-	8,789	(163)	10
Corporate debt securities	-	-	-	994	(11)	1	994	(11)	1
Trust preferred securities	-	-	-	4,830	(1,075)	7	4,830	(1,075)	7
Agency mortgage-backed securities	6,869	(68)	8	2,664	(16)	6	9,533	(84)	14
Private-label mortgage-backed securities	-	-	-	1,875	(123)	5	1,875	(123)	5
Asset-backed securities	-	-	-	46	(13)	3	46	(13)	3
Total temporarily impaired securities	$16,822	$(252)	22	$14,991	$(1,476)	41	$31,813	$(1,728)	63

The trust preferred portfolio contains the largest unrealized loss in the portfolio. At March 31, 2013 this sector contained seven securities with a fair value of $4.9 million and an unrealized loss of $1.0 million, representing a slight improvement over year-end 2012. The trust-preferred securities held by the Bank are single entity issues, not pooled trust preferred securities. Therefore, the impairment review of these securities is based only on the issuer and the security cannot be impaired by the performance of other issuers as if it was a pooled trust-preferred bond. All of the Bank’s trust preferred securities are single issue, variable rate notes with long maturities (2027 – 2028). None of these bonds have suspended or missed a dividend payment. At March 31, 2013, the Bank believes it will be able to collect all interest and principal due on these bonds and no other-than-temporary-impairment charges were recorded. See the Trust Preferred Securities table for additional information.

The PLMBS sector shows a gross unrealized loss of $37 thousand, an improvement over the $123 thousand unrealized loss at December 31, 2012. These bonds were all rated AAA at time of purchase, but have since experienced rating declines. Some have experienced increased delinquencies and defaults, while others have seen the credit support increase as the bonds paid-down. The Bank monitors the performance of the PLMBS investments on a regular basis and reviews delinquencies, default rates, credit support levels and various cash flow stress test scenarios. In determining the credit related loss, Management considers all principal past due 60 days or more as a loss. If additional principal moves beyond 60 days past due, it will also be considered a loss. As a result of the analysis on PLMBS it was determined that no impairment charge was required at quarter end. The Bank has recorded $490 thousand of cumulative impairment charges on this portfolio. Management continues to monitor these securities and it is possible that additional write-downs may occur if current loss trends continue. The Bank is currently participating in a class-action lawsuit against one PLMBS servicer that centers on defective warranties and representations made as part of the underwriting process. See the PLMBS table above for additional information.

The following table represents the cumulative credit losses on securities recognized in earnings as of March 31, 2013.

Three Months
(Dollars in thousands)	Ended
March 31, 2013
Balance of cumulative credit losses on securities, January 1, 2013	$490
Additions for credit losses recorded which were not previously recognized as components of earnings	-
Balance of cumulative credit losses on securities, March 31, 2013	$490

The Bank held $3.1 million of restricted stock at March 31, 2013. Except for $30 thousand, this investment represents stock in FHLB Pittsburgh. The Bank is required to hold this stock to be a member of FHLB and it is carried at cost of $100 per share. FHLB Pittsburgh has repurchased $521 thousand of its capital stock during the quarter. FHLB stock is evaluated for impairment primarily based on an assessment of the ultimate recoverability of its cost. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support its operations. There is not a public market for FHLB stock and the benefits of FHLB membership (e.g., liquidity and low cost funding) add value to the stock beyond purely financial measures. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment.

Loans:

Residential real estate: This category is comprised of consumer purpose loans secured by residential real estate and to a lesser extent, commercial purpose loans secured by residential real estate. The consumer purpose category represents traditional residential mortgage loans and home equity products (primarily junior liens and lines of credit). Total residential real estate loans increased over 2012 as the result of an increase in residential first lien mortgages. The Bank retained more consumer mortgages in its portfolio. The loans that were retained were identified as part of a selective retention program designed to hold mortgages the Bank believes will have a shorter than average life. The Bank expects to continue the selective retention program throughout 2013 and expects to see this balance continue to increase in 2013. In the first quarter of 2013, the Bank originated $9.7 million in mortgages, including approximately $2.6 million for a fee through a third party brokerage agreement. The Bank does not originate or hold any loans that would be considered sub-prime or Alt-A, and does not generally originate mortgages outside of its primary market area.

Home equity lending has continued to be slow and the Bank has seen both the fixed rate loan product and the variable rate line product continue to decline in 2013. Many consumers have seen equity in their homes disappear or have been reluctant to borrow due to uncertainty in the economy. Despite low rates, the Bank expects that home equity lending will not pick up significantly until the overall economy improves.

Commercial purpose loans in this category represent loans made for various business needs, but are secured with residential real estate. In addition to the real estate collateral, it is possible that additional security is provided by personal guarantees or UCC filings. These loans are underwritten as commercial loans and are not originated to be sold.

Residential real estate construction: The largest component of this category represents loans to residential real estate developers ($10.5 million), while loans for individuals to construct personal residences totaled $3.9 million at March 31, 2013. The Bank’s exposure to residential construction loans is concentrated primarily in south central Pennsylvania. Real estate construction loans, especially land development loans, frequently provide an interest reserve in order to assist the developer during the development stage when minimal cash flow is generated. All real estate construction loans are underwritten in the same manner, regardless of the use of an interest reserve. At March 31, 2013, the Bank had $10.4 million in residential real estate construction loans funded with an interest reserve and capitalized $11 thousand of interest from these reserves on active projects. Real estate construction loans are monitored on a regular basis by either an independent third party inspector or the assigned loan officer depending on loan amount or complexity of the project. This monitoring process includes at a minimum, the submission of invoices and AIA documents of costs incurred by the borrower, on-site inspections, and a signature by the assigned loan officer for disbursement of funds.

Commercial loans and commercial real estate: Loans in this category include commercial, industrial, farm, agricultural, and municipal government loans. Collateral for these loans may include commercial real estate, farm real estate, equipment or other business assets. Total commercial loans decreased to $527.2 million from $530.6 million at the end of 2012. The largest sectors (by collateral) in the commercial real estate category are: land development ($54.6 million), hotels and motels ($42.8 million), farm land ($41.5 million), office buildings ($41.3 million) and shopping centers ($25.5 million. Commercial loans decreased by 2.4% compared to year end. Of the $3.9 million decrease, $1.8 million was a pay-off for a loan in nonaccrual. The largest sectors (by industry) in the commercial loan category are: manufacturing ($25.0 million), retail trade ($15.8 million) and construction ($15.8 million). The Bank is very active in its market in pursuing commercial lending opportunities, but supplements in-market growth with purchased loan participations. The Bank purchases commercial loan participations in an effort to increase its commercial lending and diversify its loan mix, both geographically and by industry sector. Purchased loans are originated primarily within the south central Pennsylvania market and are purchased from only a few select counter parties. These loans usually represent an opportunity to participate in larger credits that are not available in market, with the benefit of lower origination and servicing costs. In the first quarter of 2013, the Bank purchased $1.7 million of loan participations and commitments. At March 31, 2013, the Bank held $196.4 million in purchased loan participations in its portfolio compared to $142.9 million at year-end 2012.

Consumer loans decreased $625 thousand due primarily to regular payments and maturities. The consumer portfolio will continue to run-down, as consumers are unwilling to increase their debt.

The following table a summary of loans outstanding, by primary collateral as of:

			Change
(Dollars in thousands)	March 31, 2013	December 31, 2012	Amount	%
Residential Real Estate 1-4 Family
Consumer first liens	$97,331	$93,790	$3,541	3.8
Consumer junior liens and lines of credit	34,152	35,494	(1,342)	(3.8)
Total consumer	131,483	129,284	2,199	1.7

Commercial first lien	56,569	60,809	(4,240)	(7.0)
Commercial junior liens and lines of credit	6,506	6,794	(288)	(4.2)
Total	63,075	67,603	(4,528)	(6.7)
Total residential real estate 1-4 family	194,558	196,887	(2,329)	(1.2)

Residential real estate - construction
Consumer purpose	3,856	3,255	601	18.5
Commercial purpose	10,476	12,177	(1,701)	(14.0)
Total residential real estate construction	14,332	15,432	(1,100)	(7.1)

Commercial, industrial and agricultural real estate	364,439	363,874	565	0.2
Commercial, industrial and agricultural	162,808	166,734	(3,926)	(2.4)
Consumer	10,027	10,652	(625)	(5.9)
	746,164	753,579	(7,415)	(1.0)
Less: Allowance for loan losses	(10,943)	(10,379)	(564)	5.4
Net Loans	$735,221	$743,200	$(7,979)	(1.1)

Included in the loan balances are the following:
Net unamortized deferred loan costs	$351	$456
Unamortized discount on purchased loans	$(123)	$(129)

Loans pledged as collateral for borrowings and commitments from:
FHLB	$588,349	$657,684
Federal Reserve Bank	109,854	112,613
	$698,203	$770,297

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

Watch list loans exhibit financial weaknesses that increase the potential risk of default or loss to the Bank. However, inclusion on the watch list, does not by itself, mean a loss is certain. The watch list includes both performing and nonperforming loans. Watch list loans totaled $88.9 million at quarter-end compared to $104.3 million at the prior year end. The watch list is comprised of $23.3 million rated 6, $62.9 million rated 7 and $2.8 million rated 8. The balance of loans rate 6 or 7 has declined since year-end 2012. The loan, rated 8, represents one loan of a total $8.1 million relationship (see the Significant Nonaccrual table, Credit 7) and is secured by land for a residential real estate development. When initially rated an 8 at September 30, 2012, there was not sufficient collateral to support the entire $8.1 million relationship and the doubtful balance represented the potential collateral shortage. The Bank has secured additional collateral to fully secure the loan, but has maintained the 8 rating. The Bank has no loans rated 9 (Loss). The Bank’s Loan Management Committee reviews these loans and risk ratings on a quarterly basis in order to proactively identify and manage problem loans. In addition, a committee meets monthly to discuss possible workout strategies for OREO and all credits rated 7 or worse. Management also tracks other commercial loan risk measurements including high loan to value loans, concentrations, participations and policy exceptions and reports these to the Credit Risk Oversight Committee of the Board of Directors. The Bank also uses a third-party consultant to assist with internal loan review with a goal of reviewing 60% of commercial loans each year. The FDIC defines certain supervisory loan-to-value lending limits. The Bank’s internal loan–to-value limits are all equal to, or have a lower loan-to-value limit, than the supervisory limits. At March 31, 2013, the Bank had loans of $28.8 million that exceeded the supervisory limit.

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

The following table presents a summary of nonperforming assets:

	March 31, 2013		December 31, 2012
		% of Loan		% of Loan
(Dollars in thousands)	Balance	Segment	Balance	Segment

Nonaccrual loans
Residential Real Estate 1-4 Family
First liens	$3,501	2.3	$3,584	2.3
Junior liens and lines of credit	705	1.7	758	1.8
Total	4,206	2.2	4,342	2.2
Residential real estate - construction	554	3.9	557	3.6
Commercial, industrial and agricultural real estate	26,760	7.3	28,659	7.9
Commercial, industrial and agricultural	2,800	1.7	2,836	1.7
Consumer	-	-	-	-
Total nonaccrual loans	34,320		36,394

Loans past due 90 days or more and not included above
Residential Real Estate 1-4 Family
First liens	51		120
Junior liens and lines of credit	211		112
Total	262		232
Residential real estate - construction	-		-
Commercial, industrial and agricultural real estate	-		-
Commercial, industrial and agricultural	62		315
Consumer	14		16
Total loans past due 90 days or more and still accruing	338		563

Total nonaccrual and loans past due 90 days or more	34,658		36,957

Repossessed assets	-		-
Other real estate owned	5,420		5,127
Total nonperforming assets	$40,078		$42,084

Nonaccrual loans to total gross loans	4.60%		4.83%
Nonperforming loans to total gross loans	4.64%		4.90%
Nonperforming assets to total assets	3.80%		4.10%
Allowance for loan losses to nonperforming loans	31.57%		28.08%

Loan quality has improved slightly during the first quarter of 2013, as measured by the balance of nonperforming loans (nonaccrual and loans past due 90-days or more). Nonperforming loans have decreased by $2.3 million with the majority of the decrease coming in the commercial real estate sector. During the first quarter, two large credits were moved off of nonaccrual. One credit for $1.8 million paid-off and a second credit for $2.5 was returned to accrual status. However, these were partially offset by the addition of a new credit for $2.7 million (Credit 10, Significant Nonaccrual table) to nonaccrual during the quarter. The nonaccrual table identifies the most significant loans in nonaccrual status. These ten nonaccrual loans account for 81% of the total nonaccrual balance. Also included in the nonaccrual total is $6.9 million of loans classified as troubled debt restructurings (TDR). A TDR loan is maintained on nonaccrual status until a satisfactory repayment history is established. All of the Bank’s TDR loans are in compliance with the modified terms and it is likely that some will be able to be returned to performing status in 2013. It is possible that other nonaccrual loans could be removed from nonaccrual status in 2013. However, it is also possible that other loans may become delinquent and nonperforming loans could remain at a high level due to lengthy workout periods on these loans. All loans on the watch list that are not on nonaccrual or past due 90 days more are considered potential problem loans. Potential problem loans at March 31, 2013 totaled $54.3 million compared to $67.3 million at year-end 2012.

The following table provides information on the most significant nonaccrual loans as of March 31, 2013.

		ALL	Nonaccrual			Last
(Dollars in thousands)	Balance	Reserve	Date	Collateral	Location	Appraisal(1)

Credit 1 - commercial real estate development	$3,421	$-	Dec-10	1st lien on 92 acres undeveloped commercial real estate	PA	Jan-13	$3,718

Credit 2 - construction	1,001	-	Aug-11	1st lien on commercial and residential properties and 70 acres of farmland	PA	Oct-11	$1,280

Credit 3 - live theater productions	2,387	-	Sep-11	1st liens on commercial real estate - performance theaters and business assets	MO & PA	Feb-12	$4,887

Credit 4 - residential real estate development	2,577	-	Mar-12	1st and 2nd liens on commercial real estate, residential real estate and business assets	PA	Dec-12	$5,028

Credit 5 - residential real estate development	2,069	-	Jun-12	1st lien residential development land - 75 acres	WV	Jun-12	$2,550

				2nd lien residential real estate	PA

Credit 6 - residential real estate development	1,614	-	Apr-12	1st and 2nd liens on residential real estate	PA	May-12	$2,003

Credit 7 - residential real estate development	8,050	-	Sep-12	1st lien residential real estate development -376 acres and other commercial and residential properties	PA	Mar-13	$9,910

Credit 8 - warehousing	2,167	-	Oct-12	1st lien on commercial refrigerated warehouse	PA	Dec-11	$5,995

Credit 9 - agriculture	1,886	-	Oct-12	1st lien on farmland	PA	Aug-12	$2,666

Credit 10 - agriculture/food production	2,745	820	Mar-13	Liens on land, commercial and residential real estate and business assets	PA	Dec-12	$4,319

	$27,917	$820

(1) Appraisal value, as reported, does not reflect the pay-off of any senior liens or the cost to liquidate the collateral, but does reflect only the Bank’s share of the collateral if it is a participated loan.

Credit 1 has been charged down by $3.1 million since being placed on nonaccrual due to declining appraisal values, including a write-down of $167 thousand in the first quarter of 2013, due to a reduced appraisal value. This credit is part of a participated loan and it is likely that the lead bank will begin foreclosure action in 2013. Credit 2 is in the process of foreclosure. Credit 3 is a TDR that is performing in accordance with the modified terms. This credit is part of a shared national credit and it is unlikely to return to accrual status until approved by the lead regulatory agency. Credit 4 is a TDR that is performing in accordance with the modified terms and is on nonaccrual until a satisfactory repayment history is established. Credit 5 was written down by $259 thousand in 2012 and foreclosure action has been initiated on this credit. Credit 6 is exploring external financing to pay off its loan and is considering restructuring options from the Bank, but it is unknown if these efforts will be successful. Credit 7 has provided additional real estate collateral and is in the process of negotiation with the Bank for a possible loan restructuring. Credit 8 is a participated loan and the Bank is in discussion with the lead bank on a workout strategy. Credit 9 is a TDR and is performing in accordance with its modified terms. Credit 10 is a new nonaccrual loan in 2013.

In addition to monitoring nonaccrual loans, the Bank also closely monitors impaired loans and troubled debt restructurings (TDR). A loan is considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all interest and principal payments due according to the originally contracted terms of the loan agreement. Nonaccrual loans (excluding consumer purpose loans) and TDR loans are considered impaired. In addition, the Bank reviews all other loans rated 7 or worse for impaired status. Impaired loans totaled $39.2 million at quarter-end compared to $39.4 million at year-end 2012. See Note 7 in the accompanying financial statements for a note that reports on impaired loans.

A loan is considered a troubled debt restructuring (TDR) if the creditor (the Bank), for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The Bank reviews all loans rated 5 or worse when it is providing a loan restructure, modification or new credit facility to determine if the action is a TDR. If a TDR loan is placed on nonaccrual status, it remains on nonaccrual status for at least six months to ensure performance. All TDR loans are in compliance with their modified terms. The largest TDR loans that remain on nonaccrual status are referenced as credits 3, 4 and 9 on the Significant Nonaccrual table. All of the TDR loans are commercial purpose loans except for three consumer purpose real estate secured loans totaling $321 thousand. See Note 6 in the accompanying financial statements for a note that identifies TDR loans in the portfolio.

The Bank holds $5.4 million of other real estate owned (OREO), comprised of eleven properties compared to $5.1 million and ten properties at December 31, 2012. The largest property ($2.8 million, property 2, OREO table below) was added in 2012 and represents a failed residential real estate development in central Pennsylvania. This property was written-down by $800 thousand in December 2012. During 2013, the Bank has incurred no loss on the sale of, or write-down on OREO property.

The following table provides additional information on significant other real estate owned properties:

March 31, 2013
(Dollars in thousands)	Date				Last
	Acquired	Balance	Collateral	Location	Appraisal

Property 1	2011	$1,970	unimproved and improved real estate for residential development on four separate tracts totaling 150 acres	PA	Nov-12
					$2,141

Property 2	2012	2,758	1st, 2nd, and 3rd liens residential development land - four tracts with 294 acres	PA	Aug-12
					$3,292
		$4,728

At March 31, 2013, the Bank had $410 thousand of residential properties in the process of foreclosure compared to $121 thousand at the end of 2012.

Allowance for Loan Losses:

Management performs a monthly evaluation of the adequacy of the allowance for loan losses (ALL). The ALL is determined by segmenting the loan portfolio based on the loan’s collateral. The Bank further classifies the portfolio based on the primary purpose of the loan, either consumer or commercial. When calculating the ALL, consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, historical charge-offs, the adequacy of the underlying collateral (if collateral dependent) and other relevant factors. The Bank begins enhanced monitoring of all loans rated 6 (OAEM) or worse, and obtains a new appraisal or asset valuation for any loan rated 7 (substandard) or worse. Management, at its discretion, may determine that additional adjustments to the appraisal or valuation are required. Valuation adjustments will be made as necessary based on factors, including, but not limited to: the economy, deferred maintenance, industry, type of property/equipment, age of the appraisal, etc. and the knowledge Management has about a particular situation. In addition, the cost to sell or liquidate the collateral is also estimated and deducted from the valuation in order to determine the net realizable value to the Bank. When determining the allowance for loan losses, certain factors involved in the evaluation are inherently subjective and require material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans. Management monitors the adequacy of the allowance for loan losses on an ongoing basis and reports its adequacy quarterly to the Credit Risk Oversight Committee of the Board of Directors. Management believes that the allowance for loan losses at March 31, 2013 is adequate.

The analysis for determining the ALL is consistent with guidance set forth in generally accepted accounting principles (GAAP) and the Interagency Policy Statement on the Allowance for Loan and Lease Losses. The analysis has two components, specific and general allocations. The specific component addresses specific reserves established for impaired loans. A loan is considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all interest and principal payments due according to the originally contracted terms of the loan agreement. Collateral values discounted for market conditions and selling costs are used to establish specific allocations for impaired loans. It is possible that as a result of the credit analysis, a specific reserve is not required for an impaired loan. For impaired loans with balances less than $100 thousand and consumer purpose loans, a specific reserve analysis is not performed and these loans are added to the general allocation pool. The increase in impaired loans with a specific allowance established is due primarily to the addition of Credit 10 (Significant Nonaccrual table) in 2013. See Note 7 in the accompanying financial statements for a table that reports impaired loans and the specific reserve established for impaired loans.

The general allocation component addresses the reserves established for pools of homogenous loans. The general component includes a quantitative and qualitative analysis. When calculating the general allocation, the Bank segregates its loan portfolio into the following sectors based primarily on the type of supporting collateral: residential real estate, commercial, industrial or agricultural real estate; commercial and industrial (C&I non-real estate), and consumer. The residential real estate sector is further segregated by first lien loans, junior liens and home equity products, and residential real estate construction. The historical loss experience factor was .99% of gross loans at March 31, 2013 compared to 1.05% at December 31, 2012. The quantitative analysis uses the Bank’s eight quarter rolling historical loan loss experience adjusted for factors derived from current economic and market conditions that have been determined to have an effect on the probability and magnitude of a loss. The qualitative analysis utilizes a risk matrix that incorporates qualitative and environmental factors such as: loan volume, management, loan review process, credit concentrations, competition, and legal and regulatory issues. These factors are each risk rated from minimal to high risk and in total can add up to a maximum qualitative factor of 37.5 basis points. At quarter-end, this factor was 21.5 basis points, unchanged from December 31, 2012. These factors are determined on the basis of Management’s observation, judgment and experience.

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

The following table shows the loans that were evaluated for the allowance for loan losses under a specific reserve (individually) and those that were evaluated under a general reserve (collectively), and the amount of the allowance established in each category as of March 31, 2013:

				Commercial
	Residential Real Estate 1-4 Family			Industrial &	Commercial
		Junior Liens &		Agricultural	Industrial &
(Dollars in thousands)	First Liens	Lines of Credit	Construction	Real Estate	Agricultural	Consumer	Total

March 31, 2013
Loans evaluated for allowance:
Individually	$3,227	$429	$554	$31,481	$2,799	$-	$38,490
Collectively	150,673	40,229	13,778	332,958	160,009	10,027	707,674
Total	$153,900	$40,658	$14,332	$364,439	$162,808	$10,027	$746,164

Allowance established for loans evaluated:
Individually	$59	$-	$-	$354	$735	$-	$1,148
Collectively	914	296	837	6,328	1,237	183	9,795
Allowance at March 31, 2013	$973	$296	$837	$6,682	$1,972	$183	$10,943

During the first quarter of 2013, $803 thousand was added to the allowance for loan losses (ALL) thorough the provision for loan loss expense. This is a sizable reduction from the provision expense of $2.0 million for the same period in 2012 that was driven by one charge-off of $1.6 million on a nonperforming commercial real estate loan (Credit 1 Significant Nonaccrual table). The ALL as a percentage of loans was 1.47% at March 31, 2013.

Charged-off loans usually result from: (1) a borrower being legally relieved of loan repayment responsibility through bankruptcy, (2) insufficient collateral sale proceeds to repay a loan; or (3) the borrower and/or guarantor does not own other assets that, if sold, would generate sufficient sale proceeds to repay a loan.

The Bank recorded net loan charge-offs of only $239 thousand for the first quarter compared to $2.2 million for the first quarter of 2012. The large 2012 first quarter charge-off discussed previously is the primarily reason for the reduction in net charge-offs. See Note 7 in the accompanying financial statements for additional information on the allowance for loan loss.

The following table presents an analysis of the allowance for loan losses for the periods ended:

				Commercial
	Residential Real Estate 1-4 Family			Industrial &	Commercial
		Junior Liens &		Agricultural	Industrial &
(Dollars in thousands)	First Liens	Lines of Credit	Construction	Real Estate	Agricultural	Consumer	Total

Allowance at December 31, 2012	$913	$306	$899	$6,450	$1,620	$191	$10,379
Charge-offs	-	(45)	-	(171)	(7)	(44)	(267)
Recoveries	8	-	-	-	7	13	28
Provision	52	35	(62)	403	352	23	803
Allowance at March 31, 2013	$973	$296	$837	$6,682	$1,972	$183	$10,943

Allowance at December 31, 2011	$1,049	$308	$1,222	$5,257	$1,651	$236	$9,723
Charge-offs	(36)	(65)	-	(1,992)	(33)	(86)	(2,212)
Recoveries	-	-	-	8	2	36	46
Provision	(81)	68	(344)	2,519	(232)	20	1,950
Allowance at March 31, 2012	$932	$311	$878	$5,792	$1,388	$206	$9,507

	March 31, 2013	December 31, 2012	March 31, 2012
Net loans charged-off as a percentage of average gross loans	0.13%	0.60%	1.14%
Net loans charged-off as a percentage of the provision for loan losses	29.76%	87.44%	111.08%
Allowance as a percentage of loans	1.47%	1.38%	1.24%
Net charge-offs	$239	$4,569	$2,166

Deposits:

Total deposits increased $27.7 million during the first three months of 2013 to $902.2 million. Non-interest bearing deposits decreased $8.6 million, while savings and interest-bearing checking increased $36.8 million and time deposits decreased $400 thousand. The decrease in non-interest bearing checking accounts occurred primarily in commercial checking accounts ($4.6 million) and municipal checking accounts ($3.5 million). The Bank’s Money Management product increased $19.4 million due primarily to an increase in commercial deposits. Retail time deposits decreased since year-end, as customers moved funds to more liquid accounts. As of March 31, 2013, the Bank had $5.1 million in CDARS reciprocal time deposits included in brokered time deposits and this product accounted for the increase in brokered time deposits.

			Change
(Dollars in thousands)	March 31, 2013	December 31, 2012	Amount	%
Noninterest-bearing checking	$114,990	$123,623	$(8,633)	(7.0)

Interest-bearing checking	149,704	135,454	14,250	10.5
Money management	399,479	380,079	19,400	5.1
Savings	60,286	57,165	3,121	5.5
Total interest-bearing checking and savings	609,469	572,698	36,771	6.4

Retail time deposits	125,458	127,861	(2,403)	(1.9)
Brokered time deposits	52,261	50,258	2,003	4.0
Total time deposits	177,719	178,119	(400)	(0.2)
Total deposits	$902,178	$874,440	$27,738	3.2

Overdrawn deposit accounts reclassified as loans	$95	$128

Borrowings:

The balance of securities sold under agreements to repurchase, which are accounted for as collateralized financings, decreased $2.8 million from year-end. The Bank is transitioning customers from this product to a deposit sweep product, which provides full FDIC coverage. This will free-up collateral that was required to cover these balances and will increase the Bank’s liquidity. The long-term debt from the FHLB decreased due to scheduled amortization and maturities.

Shareholders’ Equity:

Total shareholders’ equity increased $1.3 million to $92.9 million at March 31, 2013, compared to $91.6 million at the end of 2012. The increase in retained earnings from the Corporation’s net income of $1.6 million was partially offset by the cash dividend of $698 thousand. The Corporation’s dividend payout ratio is 45.0% for the first quarter of 2013 compared to 79.6% in 2012.

As part of its quarterly dividend decision, the Corporation considers current and future income projections, dividend yield, payout ratio, and current and future capital ratios. In January 2013, the Board of Directors declared a $.17 per share regular quarterly dividend for the first quarter of 2013. This compares to a regular quarterly cash dividend of $.27 paid in the first quarter of 2012.

In addition, the Corporation considers how dividend decisions may affect the Dividend Reinvestment Plan (DRIP), which has raised $193 thousand in new capital this year with 12,632 new shares purchased. The Corporation continually explores other sources of capital as part of its capital management plan for the Corporation and the Bank. The Corporation did not repurchase any shares of the Corporation’s common stock during the first three months of 2013.

Capital adequacy is currently defined by regulatory agencies through the use of several minimum required ratios. At March 31, 2013, the Corporation was well capitalized as defined by the banking regulatory agencies. Regulatory capital ratios for the Corporation and the Bank are shown below:

			Regulatory Ratios
				Well Capitalized
(Dollars in thousands)	March 31, 2013	December 31, 2012	Minimum	Minimum

Total Risk-based Capital Ratio
Franklin Financial Services Corporation	13.06%	12.60%	8.00%	N/A
Farmers & Merchants Trust Company	12.67%	12.22%	8.00%	10.00%

Tier 1 Risk-based Capital Ratio
Franklin Financial Services Corporation	11.80%	11.36%	4.00%	N/A
Farmers & Merchants Trust Company	11.40%	10.97%	4.00%	6.00%

Tier 1 Leverage Ratio
Franklin Financial Services Corporation	8.40%	8.29%	4.00%	N/A
Farmers & Merchants Trust Company	8.10%	7.99%	4.00%	5.00%

Economy

The Corporation’s primary market area includes Franklin, Fulton, Cumberland and Huntingdon County, PA. This area is diverse in demographic and economic makeup. County populations range from a low of approximately 15,000 in Fulton County to over 238,000 in Cumberland County. Unemployment in the Bank’s market area has remained virtually unchanged over the past year and ranges from a low of 6.9% in Cumberland County to high of 10.6% in Fulton County. The market area has a diverse economic base and local industries include, warehousing, truck & rail shipping centers, light and heavy manufacturers, health-care, higher education institutions, farming and agriculture, and a varied service sector. The Corporation’s primary market area is located in south central Pennsylvania and provides easy access to the major metropolitan markets on the east coast via trucking and rail transportation. Because of this, warehousing and distribution companies continue to find the area attractive. The local economy is not overly dependent on any one industry or business and Management believes that the Bank’s primary market area continues to be well suited for growth as the recession eases.

The following provides selected economic data for the Bank’s primary market:

Economic Data

	March 31, 2013	December 31, 2012
Unemployment Rate (seasonally adjusted)
Market area range (1)	7.5 - 12.5%	6.7% - 10%
Pennsylvania	8.8%	7.9%
United States	8.3%	9.0%

Housing Price Index - year over year change
PA, nonmetropolitan statistical area	0.3%	-3.3%
United States	0.4%	-4.5%

Franklin County Building Permits - year over year change
Residential, estimated	5.9%	-34.3%
Multifamily, estimated	410.7%	-73.4%

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

Historically, the Corporation has satisfied its liquidity needs from earnings, repayment of loans and amortizing investment securities, maturing investment securities, loan` sales, deposit growth and its ability to access existing lines of credit. All investment securities are classified as available for sale; therefore, securities that are not pledged as collateral for borrowings are an additional source of readily available liquidity, either by selling the security or, more preferably, to provide collateral for additional borrowing. At March 31, 2013, the Bank had approximately $129 million (fair value) in its investment portfolio pledged as collateral for deposits and Repos. Another source of available liquidity for the Bank is a line of credit with the FHLB. At March 31, 2013, the Bank had approximately $35 million available on this line of credit and $16 million of unsecured lines of credit at correspondent banks.

In December 2011, FHLB notified the Bank it was being placed on full collateral delivery status. This status means that the Bank’s ability to borrow from FHLB is reduced to the value of the collateral physically delivered to FHLB. Prior to this change, the Bank’s borrowing capacity was determined by the value of all real estate loan collateral pledged to FHLB. This status is determined by an internal scorecard developed by the FHLB in its sole discretion. The Bank quickly responded to this request and delivered additional collateral above what was required by FHLB. At March 31, 2013, the Bank had an excess borrowing capacity of $65.4 million, which includes the amount available on the line of credit. However, this amount is well below the available capacity prior to the collateral delivery requirement. The Bank expects that it will remain on collateral delivery status throughout.

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

The Bank has established credit at the Federal Reserve Discount Window and as of quarter-end had the ability to borrow approximately $53 million.

Off Balance Sheet Commitments

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation. Unused commitments and standby letters of credit totaled $211.6 million and $223.6 million, respectively, at March 31, 2013 and December 31, 2012.

The Corporation has entered into various contractual obligations to make future payments. These obligations include time deposits, long-term debt, operating leases, deferred compensation and pension payments. These amounts have not changed materially from those reported in the Corporation’s 2012 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the Corporation’s exposure to market risk during the three months ended March 31, 2013. For more information on market risk refer to the Corporation’s 2012 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2013, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 1A. Risk Factors

There were no material changes in the Corporation’s risk factors during the three months ended March 31, 2013. For more information, refer to the Corporation’s 2012 Annual Report on Form 10-K.

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

31.1 Rule 13a – 14(a)/15d-14(a) Certifications – Principal Executive Officer

31.2 Rule 13a – 14(a)/15d-14(a) Certifications – Principal Financial Officer

32.1 Section 1350 Certifications – Principal Executive Officer

32.2 Section 1350 Certifications – Principal Financial Officer

101 Interactive Data File (XBRL)*

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

FRANKLIN FINANCIAL SERVICES CORPORATION

and SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Franklin Financial Services Corporation

May 10, 2013	/s/ William E. Snell, Jr.
William E. Snell, Jr.
President and Chief Executive Officer
(Authorized Officer)

May 10, 2013	/s/ Mark R. Hollar
Mark R. Hollar
Treasurer and Chief Financial Officer
(Principal Financial Officer)

