Form 10-Q
period 2013-06-30
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2013-08-05
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

There were 4,139,133 outstanding shares of the Registrant’s common stock as of July 31, 2013.

Part I FINANCIAL INFORMATION

Item 1 Financial Statements

Consolidated Balance Sheets

	(unaudited)
(Dollars in thousands, except share and per share data)	June 30	December 31
	2013	2012
Assets
Cash and due from banks	$14,789	$20,578
Interest-bearing deposits in other banks	79,326	57,256
Total cash and cash equivalents	94,115	77,834
Investment securities available for sale, at fair value	150,004	133,328
Restricted stock	2,135	3,571
Loans held for sale	238	67
Loans	729,167	753,579
Allowance for loan losses	(11,438)	(10,379)
Net Loans	717,729	743,200
Premises and equipment, net	16,599	17,037
Bank owned life insurance	21,229	20,925
Goodwill	9,016	9,016
Other intangible assets	910	1,123
Other real estate owned	5,264	5,127
Deferred tax asset	5,851	5,461
Other assets	9,551	10,674
Total assets	$1,032,641	$1,027,363

Liabilities
Deposits
Noninterest-bearing checking	$118,943	$123,623
Money management, savings and interest-bearing checking	627,910	572,698
Time	134,944	178,119
Total Deposits	881,797	874,440
Securities sold under agreements to repurchase	38,934	42,209
Long-term debt	12,406	12,410
Other liabilities	6,743	6,670
Total liabilities	939,880	935,729

Shareholders' equity
Common stock, $1 par value per share,15,000,000 shares authorized with 4,526,300 shares issued and 4,133,967 shares outstanding at June 30, 2013 and 4,503,380 shares issued and 4,107,346 shares outstanding at December 31, 2012	4,526	4,503
Capital stock without par value, 5,000,000 shares authorized with no shares issued and outstanding	-	-
Additional paid-in capital	36,106	35,788
Retained earnings	63,982	62,475
Accumulated other comprehensive loss	(4,838)	(4,050)
Treasury stock, 392,333 shares at June 30, 2013 and 396,034 shares at December 31, 2012, at cost	(7,015)	(7,082)
Total shareholders' equity	92,761	91,634
Total liabilities and shareholders' equity	$1,032,641	$1,027,363

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Income

	For the Three Months Ended		For the Six Months Ended
(Dollars in thousands, except per share data) (unaudited)	June 30		June 30
	2013	2012	2013	2012
Interest income
Loans, including fees	$8,035	$9,112	$16,332	$18,210
Interest and dividends on investments:
Taxable interest	365	451	718	885
Tax exempt interest	381	366	757	732
Dividend income	22	18	40	34
Deposits and obligations of other banks	73	55	131	91
Total interest income	8,876	10,002	17,978	19,952

Interest expense
Deposits	1,162	1,304	2,265	2,758
Securities sold under agreements to repurchase	12	19	30	39
Long-term debt	122	488	243	980
Total interest expense	1,296	1,811	2,538	3,777
Net interest income	7,580	8,191	15,440	16,175
Provision for loan losses	803	825	1,605	2,775
Net interest income after provision for loan losses	6,777	7,366	13,835	13,400

Noninterest income
Investment and trust services fees	1,130	1,059	2,148	2,026
Loan service charges	192	269	442	541
Mortgage banking activities	40	(27)	18	20
Deposit service charges and fees	452	479	888	954
Other service charges and fees	233	213	455	448
Debit card income	316	295	602	570
Increase in cash surrender value of life insurance	153	167	305	334
Other real estate owned (losses) gains, net	(141)	(10)	(141)	27
Other	47	27	89	115
OTTI losses recognized in earnings	(50)	-	(50)	-
Securities gains, net	29	21	29	21
Total noninterest income	2,401	2,493	4,785	5,056

Noninterest expense
Salaries and employee benefits	4,018	4,157	8,232	7,956
Net occupancy expense	568	493	1,136	1,011
Furniture and equipment expense	244	218	491	427
Advertising	317	396	652	710
Legal and professional fees	359	260	639	539
Data processing	451	440	845	853
Pennsylvania bank shares tax	204	187	409	373
Intangible amortization	106	109	213	218
FDIC insurance	270	267	515	528
ATM/debit card processing	165	155	346	306
Other	923	915	1,730	1,685
Total noninterest expense	7,625	7,597	15,208	14,606
Income before federal income taxes	1,553	2,262	3,412	3,850
Federal income tax expense	198	356	506	575
Net income	$1,355	$1,906	$2,906	$3,275

Per share
Basic earnings per share	$0.33	$0.47	$0.71	$0.81
Diluted earnings per share	$0.33	$0.47	$0.70	$0.81
Cash dividends declared	$0.17	$0.17	$0.34	$0.44

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Comprehensive Income

	For the Three Months Ended		For the Six Months Ended
	June 30		June 30
(Dollars in thousands) (unaudited)	2013	2012	2013	2012
Net Income	$1,355	$1,906	$2,906	$3,275

Securities:
Unrealized (losses) gains arising during the period	(1,768)	238	(1,591)	500
Reclassification adjustment for losses (gains) included in net income	21	(21)	21	(21)
Net unrealized (losses) gains	(1,747)	217	(1,570)	479
Tax effect	594	(74)	534	(163)
Net of tax amount	(1,153)	143	(1,036)	316

Derivatives:
Unrealized gains (losses) arising during the period	42	(93)	44	(63)
Reclassification adjustment for losses included in net income (1)	152	178	332	358
Net unrealized gains	194	85	376	295
Tax effect	(66)	(29)	(128)	(100)
Net of tax amount	128	56	248	195

Total other comprehensive (loss) income	(1,025)	199	(788)	511
Total Comprehensive Income	$330	$2,105	$2,118	$3,786

Reclassification adjustment / Statement line item	Tax expense (benefit)		Tax expense (benefit)
(1) Derivatives / interest expense on deposits	$(52)	$(61)	$(113)	$(122)

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Changes in Shareholders' Equity

For the six months June 30, 2013 and 2012:

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
(Dollars in thousands, except per share data) (unaudited)	Stock	Capital	Earnings	Loss	Stock	Total
Balance at December 31, 2011	$4,419	$34,698	$60,280	$(5,131)	$(7,084)	$87,182
Net income	-	-	3,275	-	-	3,275
Other comprehensive income	-	-	-	511	-	511
Cash dividends declared, $.44 per share	-	-	(1,780)	-	-	(1,780)
Common stock issued under dividend reinvestment plan, 52,659 shares	53	687	-	-	-	740
Balance at June 30, 2012	$4,472	$35,385	$61,775	$(4,620)	$(7,084)	$89,928

Balance at December 31, 2012	$4,503	$35,788	$62,475	$(4,050)	$(7,082)	$91,634
Net income	-	-	2,906	-	-	2,906
Other comprehensive loss	-	-	-	(788)	-	(788)
Cash dividends declared, $.34 per share	-	-	(1,399)	-	-	(1,399)
Treasury shares issued under stock option plans, 3,701 shares	-	(20)	-	-	67	47
Common stock issued under dividend reinvestment plan, 22,920 shares	23	338	-	-	-	361
Balance at June 30, 2013	$4,526	$36,106	$63,982	$(4,838)	$(7,015)	$92,761

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows

	Six Months Ended June 30
	2013	2012
(Dollars in thousands) (unaudited)
Cash flows from operating activities
Net income	$2,906	$3,275
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	754	702
Net amortization of loans and investment securities	910	676
Amortization and net change in mortgage servicing rights valuation	33	56
Amortization of intangibles	213	218
Provision for loan losses	1,605	2,775
Net realized gains on sales of securities	(29)	(21)
Impairment writedown on securities recognized in earnings	50	-
Loans originated for sale	(5,270)	(4,473)
Proceeds from sale of loans	5,099	3,678
Writedown of other real estate owned	135	-
Net loss (gain) on sale or disposal of other real estate/other repossessed assets	6	(20)
Increase in cash surrender value of life insurance	(305)	(334)
Contribution to pension plan	-	(576)
Decrease (increase) in interest receivable and other assets	1,077	(97)
(Decrease) increase in interest payable and other liabilities	(265)	151
Other, net	705	(12)
Net cash provided by operating activities	7,624	5,998

Cash flows from investing activities
Proceeds from sales and calls of investment securities available for sale	5,147	471
Proceeds from maturities and paydowns of investment securities available for sale	18,376	18,239
Purchase of investment securities available for sale	(42,743)	(26,107)
Net decrease in restricted stock	1,436	487
Net decrease (increase) in loans	23,614	(5,136)
Proceeds from sale of other real estate/other repossessed assets	15	195
Capital expenditures	(275)	(688)
Net cash provided by (used in) investing activities	5,570	(12,539)

Cash flows from financing activities
Net increase in demand deposits, interest-bearing and savings accounts	50,532	60,094
Net (decrease) increase in time deposits	(43,175)	8,566
Net decrease in repurchase agreements	(3,275)	(2,075)
Long-term debt payments	(4)	(2,044)
Dividends paid	(1,399)	(1,780)
Treasury stock issued under stock option plans	47	-
Common stock issued under dividend reinvestment plan	361	740
Net cash provided by financing activities	3,087	63,501

Increase in cash and cash equivalents	16,281	56,960
Cash and cash equivalents as of January 1	77,834	34,144
Cash and cash equivalents as of June 30	$94,115	$91,104

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest on deposits and other borrowed funds	$2,607	$3,863
Income taxes	$300	$-

Noncash Activities
Loans transferred to Other Real Estate	$293	$241

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, and cash flows as of June 30, 2013, and for all other periods presented have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s 2012 Annual Report on Form 10-K. The consolidated results of operations for the period ended June 30, 2013 are not necessarily indicative of the operating results for the full year. Management has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.

The consolidated financial information at December 31, 2012 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete consolidated financial statements.

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

Earnings per share are computed based on the weighted average number of shares outstanding during each period end. A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

	For the Three Months Ended		For the Six Months Ended
	June 30		June 30
(Dollars and shares in thousands, except per share data)	2013	2012	2013	2012
Weighted average shares outstanding (basic)	4,126	4,066	4,119	4,053
Impact of common stock equivalents	7	-	7	-
Weighted average shares outstanding (diluted)	4,133	4,066	4,126	4,053
Anti-dilutive options excluded from calculation	46	100	57	104
Net income	$1,355	$1,906	$2,906	$3,275
Basic earnings per share	$0.33	$0.47	$0.71	$0.81
Diluted earnings per share	$0.33	$0.47	$0.70	$0.81

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

Note 3. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss included in shareholders' equity are as follows:

	June 30,	December 31,
	2013	2012
(Dollars in thousands)
Net unrealized gains on securities	$973	$2,543
Tax effect	(331)	(865)
Net of tax amount	642	1,678

Net unrealized losses on derivatives	(727)	(1,103)
Tax effect	247	375
Net of tax amount	(480)	(728)

Accumulated pension adjustment	(7,576)	(7,576)
Tax effect	2,576	2,576
Net of tax amount	(5,000)	(5,000)

Total accumulated other comprehensive loss	$(4,838)	$(4,050)

Note 4. Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Bank generally holds collateral and/or personal guarantees supporting these commitments. The Bank had $20.6 million and $28.2 million of standby letters of credit as of June 30, 2013 and December 31, 2012, respectively. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The amount of the liability as of June 30, 2013 and December 31, 2012 for guarantees under standby letters of credit issued was not material.

Note 5. Investments

The investment portfolio increased $16.7 million since year-end 2012. The Bank has invested $42.7 million during the year with the majority of the purchases in U.S. Agency mortgage-backed securities. U.S. Agency mortgage-backed securities and municipal bonds continue to comprise the greatest portion of the portfolio at 45% and 40% of the portfolio respectively.

The investment portfolio had a net unrealized gain of $973 thousand at the end of the quarter compared to $2.5 million at the end of 2012. Bond prices fell at the end of the second quarter in what appears to have been a temporary over reaction to comments from the Federal Reserve. Prices have recovered somewhat since then. The municipal bond sector shows the largest net unrealized gain, while the trust-preferred sector has the largest net unrealized loss. The portfolio averaged $141.3 million for the year with a yield of 2.67% compared to an average of $129.1 million and a yield of 3.11% for the same period in 2012. The Bank expects the yield on the portfolio to continue to decline as higher yielding bonds pay-down or mature and reinvestment yields remain low.

The equity portfolio is comprised of bank stocks and the Bank and the Corporation each maintain separate equity portfolios. During the second quarter, both the Bank and the Corporation sold equity securities and the amortized cost basis of this sector was reduced by 33%. The municipal bond portfolio is well diversified geographically (issuers from within 28 states) and is comprised primarily of general obligation bonds (71%). Most municipal bonds have credit enhancements in the form of private bond insurance or other credit support. The largest geographic municipal bond exposure is to twenty issuers in the state of Texas with a fair value of $10.1 million and eleven issuers in the state of Pennsylvania with a fair value of $6.3 million. The municipal bond portfolio contains $57.3 million of bonds rated A or higher, $629 thousand rated lower than A (but above noninvestment grade), and $2.1 million that are not rated by Moody’s rating agency. No municipal bonds are rated below investment grade. The Bank holds one variable rate corporate bond in the financial services sector and it is rated A3 by Moody’s.

The trust preferred investments are comprised of seven single issuer trust preferred securities with an amortized cost of $5.9 million and a fair value of $4.9 million. The Bank has six private-label mortgage backed securities (PLMBS) with an amortized cost of $2.3 million and a fair value of $2.3 million.

The amortized cost and estimated fair value of investment securities available for sale as of June 30, 2013 and December 31, 2012 is as follows:

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
June 30, 2013	cost	gains	losses	value
Equity securities	$1,399	$103	$(23)	$1,479
U.S. Government agency securities	12,135	128	(39)	12,224
Municipal securities	58,513	2,105	(601)	60,017
Corporate debt securities	1,004	-	(5)	999
Trust preferred securities	5,914	-	(993)	4,921
Agency mortgage-backed securities	67,740	780	(471)	68,049
Private-label mortgage-backed securities	2,271	21	(29)	2,263
Asset-backed securities	55	-	(3)	52
	$149,031	$3,137	$(2,164)	$150,004

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
December 31, 2012	cost	gains	losses	value
Equity securities	$2,104	$92	$(255)	$1,941
U.S. Government agency securities	12,657	156	(4)	12,809
Municipal securities	58,395	2,984	(163)	61,216
Corporate debt securities	1,005	-	(11)	994
Trust preferred securities	5,905	-	(1,075)	4,830
Agency mortgage-backed securities	48,121	1,029	(84)	49,066
Private-label mortgage-backed securities	2,539	10	(123)	2,426
Asset-backed securities	59	-	(13)	46
	$130,785	$4,271	$(1,728)	$133,328

At June 30, 2013 and December 31, 2012, the fair value of investment securities pledged to secure public funds, trust balances, repurchase agreements, deposit and other obligations totaled $114.9 million and $119.8 million, respectively.

The amortized cost and estimated fair value of debt securities at June 30, 2013, by contractual maturity are shown below. Actual maturities may differ from contractual maturities because of prepayment or call options embedded in the securities.

(Dollars in thousands)	Amorized cost	Fair value
Due in one year or less	$1,234	$1,249
Due after one year through five years	14,295	14,983
Due after five years through ten years	21,862	22,517
Due after ten years	40,230	39,464
	77,621	78,213
Mortgage-backed securities	70,011	70,312
	$147,632	$148,525

The following table provides additional detail about trust preferred securities as of June 30, 2013:

Trust Preferred Securities

(Dollars in thousands)
Deal Name	Single Issuer or Pooled	Class	Amortized Cost	Fair Value	Gross Unrealized Gain (Loss)	Lowest Credit Rating Assigned	Number of Banks Currently Performing	Deferrals and Defaults as % of Original Collateral	Expected Deferral/ Defaults as a Percentage of Remaining Performing Collateral

Huntington Cap Trust	Single	Preferred Stock	$934	$707	$(227)	BB	1	None	None
Huntington Cap Trust II	Single	Preferred Stock	883	706	(177)	BB	1	None	None
BankAmerica Cap III	Single	Preferred Stock	959	794	(165)	BB	1	None	None
Wachovia Cap Trust II	Single	Preferred Stock	275	253	(22)	BBB+	1	None	None
Corestates Captl Tr II	Single	Preferred Stock	930	844	(86)	BBB+	1	None	None
Chase Cap VI JPM	Single	Preferred Stock	960	821	(139)	BBB	1	None	None
Fleet Cap Tr V	Single	Preferred Stock	973	796	(177)	BB+	1	None	None
			$5,914	$4,921	$(993)

The following table provides additional detail about private label mortgage-backed securities as of June 30, 2013:

Private Label Mortgage Backed Securities

(Dollars in thousands)				Gross				Cumulative
	Origination	Amortized	Fair	Unrealized	Collateral	Lowest Credit	Credit	OTTI
Description	Date	Cost	Value	Gain (Loss)	Type	Rating Assigned	Support %	Charges
RALI 2004-QS4 A7	3/1/2004	$255	$254	$(1)	ALT A	BBB+	12.02	$-
MALT 2004-6 7A1	6/1/2004	498	511	13	ALT A	CCC	13.04	-
RALI 2005-QS2 A1	2/1/2005	381	388	7	ALT A	CC	6.54	-
RALI 2006-QS4 A2	4/1/2006	663	641	(22)	ALT A	D	-	278
GSR 2006-5F 2A1	5/1/2006	118	119	1	Prime	D	-	15
RALI 2006-QS8 A1	7/28/2006	356	350	(6)	ALT A	D	-	197
		$2,271	$2,263	$(8)				$490

Impairment:

The investment portfolio contained eighty-three securities with $56.7 million of temporarily impaired fair value and $2.2 million in unrealized losses. The unrealized loss position has increased over year-end 2012. The trust preferred sector continues to show the largest unrealized loss at $1.0 million on seven securities, a slight improvement from the prior-year end.

For securities with an unrealized loss, Management applies a systematic methodology in order to perform an assessment of the potential for other-than-temporary impairment. In the case of debt securities, investments considered for other-than-temporary impairment: (1) had a specified maturity or repricing date; (2) were generally expected to be redeemed at par, and (3) were expected to achieve a recovery in market value within a reasonable period of time. In addition, the Bank considers whether it intends to sell these securities or whether it will be forced to sell these securities before the earlier of amortized cost recovery or maturity. Equity securities are assessed for other-than-temporary impairment based on the length of time of impairment, dollar amount of the impairment and general market and financial conditions relating to specific issues. The impairment identified on debt and equity securities and subject to assessment at June 30, 2013, was deemed to be temporary and required no further adjustments to the financial statements, unless otherwise noted.

The following table reflects temporary impairment in the investment portfolio (excluding restricted stock), aggregated by investment category, length of time that individual securities have been in a continuous unrealized loss position and the number of securities in each category as of June 30, 2013 and December 31, 2012:

	June 30, 2013
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

Equity securities	$109	$(5)	1	$555	$(18)	4	$664	$(23)	5
U.S. Government agency securities	2,954	(30)	5	3,996	(9)	7	6,950	(39)	12
Municipal securities	15,031	(554)	21	1,189	(47)	1	16,220	(601)	22
Corporate debt securities	-	-	-	999	(5)	1	999	(5)	1
Trust preferred securities	-	-	-	4,921	(993)	7	4,921	(993)	7
Agency mortgage-backed securities	25,548	(470)	29	84	(1)	1	25,632	(471)	30
Private-label mortgage-backed securities	-	-	-	1,245	(29)	3	1,245	(29)	3
Asset-backed securities	-	-	-	52	(3)	3	52	(3)	3
Total temporarily impaired securities	$43,642	$(1,059)	56	$13,041	$(1,105)	27	$56,683	$(2,164)	83

	December 31, 2012
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

Equity securities	$226	$(20)	3	$1,236	$(235)	13	$1,462	$(255)	16
U.S. Government agency securities	938	(1)	1	3,346	(3)	6	4,284	(4)	7
Municipal securities	8,789	(163)	10	-	-	-	8,789	(163)	10
Corporate debt securities	-	-	-	994	(11)	1	994	(11)	1
Trust preferred securities	-	-	-	4,830	(1,075)	7	4,830	(1,075)	7
Agency mortgage-backed securities	6,869	(68)	8	2,664	(16)	6	9,533	(84)	14
Private-label mortgage-backed securities	-	-	-	1,875	(123)	5	1,875	(123)	5
Asset-backed securities	-	-	-	46	(13)	3	46	(13)	3
Total temporarily impaired securities	$16,822	$(252)	22	$14,991	$(1,476)	41	$31,813	$(1,728)	63

As of June 30, 2013, three equity securities were determined to be other-than-temporarily impaired and an impairment charge of $50 thousand was recorded.

The trust preferred portfolio contains the largest unrealized loss in the portfolio. At June 30, 2013 this sector contained seven securities with a fair value of $4.9 million and an unrealized loss of $1.0 million, representing a slight improvement over year-end 2012. The trust-preferred securities held by the Bank are single entity issues, not pooled trust preferred securities. Therefore, the impairment review of these securities is based only on the issuer and the security cannot be impaired by the performance of other issuers as if it was a pooled trust-preferred bond. All of the Bank’s trust preferred securities are single issue, variable rate notes with long maturities (2027 – 2028). None of these bonds have suspended or missed a dividend payment. At June 30, 2013, the Bank believes it will be able to collect all interest and principal due on these bonds and no other-than-temporary-impairment charges were recorded. See the Trust Preferred Securities table for additional information.

The PLMBS sector shows a gross unrealized loss of $29 thousand, an improvement over the $123 thousand unrealized loss at December 31, 2012. These bonds were all rated AAA at time of purchase, but have since experienced rating declines. Some have experienced increased delinquencies and defaults, while others have seen the credit support increase as the bonds paid-down. The Bank monitors the performance of the PLMBS investments on a regular basis and reviews delinquencies, default rates, credit support levels and various cash flow stress test scenarios. In determining the credit related loss, Management considers all principal past due 60 days or more as a loss. If additional principal moves beyond 60 days past due, it will also be considered a loss. As a result of the analysis on PLMBS it was determined that no impairment charge was required at quarter end. The Bank has recorded $490 thousand of cumulative impairment charges on this portfolio. Management continues to monitor these securities and it is possible that additional write-downs may occur if current loss trends continue. The Bank is currently participating in a class-action lawsuit against one PLMBS servicer that centers on defective warranties and representations made as part of the underwriting process. See the PLMBS table above for additional information.

The Bank held $2.1 million of restricted stock at June 30, 2013. Except for $30 thousand, this investment represents stock in FHLB Pittsburgh. The Bank is required to hold this stock to be a member of FHLB and it is carried at cost of $100 per share. FHLB Pittsburgh has repurchased $1.4 million of its capital stock during the year. FHLB stock is evaluated for impairment primarily based on an assessment of the ultimate recoverability of its cost. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support its operations. There is not a public market for FHLB stock and the benefits of FHLB membership (e.g., liquidity and low cost funding) add value to the stock beyond purely financial measures. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment.

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

A summary of loans outstanding, by primary collateral, at the end of the reporting periods is as follows:

			Change
(Dollars in thousands)	June 30, 2013	December 31, 2012	Amount	%
Residential Real Estate 1-4 Family
Consumer first liens	$99,350	$93,790	$5,560	5.9
Consumer junior liens and lines of credit	32,724	35,494	(2,770)	(7.8)
Total consumer	132,074	129,284	2,790	2.2

Commercial first lien	57,063	60,809	(3,746)	(6.2)
Commercial junior liens and lines of credit	6,443	6,794	(351)	(5.2)
Total	63,506	67,603	(4,097)	(6.1)
Total residential real estate 1-4 family	195,580	196,887	(1,307)	(0.7)

Residential real estate - construction
Consumer purpose	4,451	3,255	1,196	36.7
Commercial purpose	7,585	12,177	(4,592)	(37.7)
Total residential real estate construction	12,036	15,432	(3,396)	(22.0)

Commercial, industrial and agricultural real estate	359,563	363,874	(4,311)	(1.2)
Commercial, industrial and agricultural	152,423	166,734	(14,311)	(8.6)
Total commercial, industrial and agricultural	511,986	530,608	(18,622)	(3.5)

Consumer	9,565	10,652	(1,087)	(10.2)
	729,167	753,579	(24,412)	(3.2)
Less: Allowance for loan losses	(11,438)	(10,379)	(1,059)	10.2
Net Loans	$717,729	$743,200	$(25,471)	(3.4)

Included in the loan balances are the following:
Net unamortized deferred loan costs	$360	$456
Unamortized discount on purchased loans	$(109)	$(129)

Loans pledged as collateral for borrowings and commitments from:
FHLB	$592,412	$657,684
Federal Reserve Bank	79,460	112,613
	$671,872	$770,297

Note 7. Loan Quality

The following table presents, by loan segment, the activity in the Allowance for Loan Losses (ALL) for the periods ended:

				Commercial
	Residential Real Estate 1-4 Family			Industrial &	Commercial
		Junior Liens &		Agricultural	Industrial &
(Dollars in thousands)	First Liens	Lines of Credit	Construction	Real Estate	Agricultural	Consumer	Total

Allowance at March 31, 2013	$973	$296	$837	$6,682	$1,972	$183	$10,943
Charge-offs	(39)	-	-	-	(317)	(40)	(396)
Recoveries	1	-	-	3	68	16	88
Provision	430	(18)	(136)	45	479	3	803
Allowance at June 30, 2013	$1,365	$278	$701	$6,730	$2,202	$162	$11,438

Allowance at December 31, 2012	$913	$306	$899	$6,450	$1,620	$191	$10,379
Charge-offs	(39)	(45)	-	(167)	(327)	(84)	(662)
Recoveries	9	-	-	3	75	29	116
Provision	482	17	(198)	444	834	26	1,605
Allowance at June 30, 2013	$1,365	$278	$701	$6,730	$2,202	$162	$11,438

Allowance at March 31, 2012	$932	$311	$878	$5,792	$1,388	$206	$9,507
Charge-offs	(144)	-	-	(262)	(312)	(36)	(754)
Recoveries	-	25	-	1	5	18	49
Provision	(11)	(15)	47	308	483	13	825
Allowance at June 30, 2012	$777	$321	$925	$5,839	$1,564	$201	$9,627

Allowance at December 31, 2011	$1,049	$308	$1,222	$5,257	$1,651	$236	$9,723
Charge-offs	(180)	(65)	-	(2,254)	(345)	(122)	(2,966)
Recoveries	-	25	-	9	7	54	95
Provision	(92)	53	(297)	2,827	251	33	2,775
Allowance at June 30, 2012	$777	$321	$925	$5,839	$1,564	$201	$9,627

Allowance at December 31, 2011	$1,049	$308	$1,222	$5,257	$1,651	$236	$9,723
Charge-offs	(251)	(71)	-	(3,298)	(861)	(236)	(4,717)
Recoveries	1	25	-	13	21	88	148
Provision	114	44	(323)	4,478	809	103	5,225
Allowance at December 31, 2012	$913	$306	$899	$6,450	$1,620	$191	$10,379

The following table presents, by loan segment, loans that were evaluated for the ALL under the specific reserve (individually) and those that were evaluated under the general reserve (collectively), and the amount of the allowance established in each category as of June 30, 2013 and December 31, 2012:

				Commercial
	Residential Real Estate 1-4 Family			Industrial &	Commercial
		Junior Liens &		Agricultural	Industrial &
(Dollars in thousands)	First Liens	Lines of Credit	Construction	Real Estate	Agricultural	Consumer	Total

June 30, 2013
Loans evaluated for allowance:
Individually	$2,968	$324	$546	$30,964	$2,423	$-	$37,225
Collectively	153,445	38,843	11,490	328,599	150,000	9,565	691,942
Total	$156,413	$39,167	$12,036	$359,563	$152,423	$9,565	$729,167

Allowance established for loans evaluated:
Individually	$461	$-	$-	$1,028	$1,083	$-	$2,572
Collectively	904	278	701	5,702	1,119	162	8,866
Allowance at June 30, 2013	$1,365	$278	$701	$6,730	$2,202	$162	$11,438

December 31, 2012
Loans evaluated for allowance:
Individually	$3,583	$692	$557	$30,949	$3,583	$-	$39,364
Collectively	151,016	41,596	14,875	332,925	163,151	10,652	714,215
Total	$154,599	$42,288	$15,432	$363,874	$166,734	$10,652	$753,579

Allowance established for loans evaluated:
Individually	$20	$3	$-	$357	$467	$-	$847
Collectively	893	303	899	6,093	1,153	191	9,532
Allowance at December 31, 2012	$913	$306	$899	$6,450	$1,620	$191	$10,379

The following table shows additional information about those loans considered to be impaired at June 30, 2013 and December 31, 2012:

	Impaired Loans
	With No Allowance		With Allowance
(Dollars in thousands)		Unpaid		Unpaid
	Recorded	Principal	Recorded	Principal	Related
	Investment	Balance	Investment	Balance	Allowance
June 30, 2013
Residential Real Estate 1-4 Family
First liens	$1,601	$1,665	$1,816	$1,816	$461
Junior liens and lines of credit	642	665	-	-	-
Total	2,243	2,330	1,816	1,816	461
Residential real estate - construction	546	561	-	-	-
Commercial, industrial and agricultural real estate	25,998	29,463	4,966	5,855	1,028
Commercial, industrial and agricultural	384	393	2,039	2,066	1,083
Consumer	-	-	-	-	-
Total	$29,171	$32,747	$8,821	$9,737	$2,572

December 31, 2012
Residential Real Estate 1-4 Family
First liens	$3,504	$3,715	$80	$80	$20
Junior liens and lines of credit	691	707	-	-	-
Total	4,195	4,422	80	80	20
Residential real estate - construction	557	567	-	-	-
Commercial, industrial and agricultural real estate	28,346	31,937	2,603	3,194	357
Commercial, industrial and agricultural	2,495	2,584	1,088	1,145	470
Consumer	-	-	-	-	-
Total	$35,593	$39,510	$3,771	$4,419	$847

The following table shows the average of impaired loans and related interest income for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended		Three Months Ended
	June 30, 2013		June 30, 2012
	Average	Interest	Average	Interest
(Dollars in thousands)	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Residential Real Estate 1-4 Family
First liens	$3,439	$4	$4,283	$8
Junior liens and lines of credit	679	4	722	1
Total	4,118	8	5,005	9
Residential real estate - construction	550	-	692	-
Commercial, industrial and agricultural real estate	29,705	96	24,218	36
Commercial, industrial and agricultural	2,454	-	4,219	36
Consumer	-	-	-	-
Total	$36,827	$104	$34,134	$81

	Six Months Ended		Six Months Ended
	June 30, 2013		June 30, 2012
	Average	Interest	Average	Interest
(Dollars in thousands)	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Residential Real Estate 1-4 Family
First liens	$3,533	$8	$4,442	$52
Junior liens and lines of credit	711	5	770	1
Total	4,244	13	5,212	53
Residential real estate - construction	553	-	350	-
Commercial, industrial and agricultural real estate	29,896	134	24,297	93
Commercial, industrial and agricultural	3,467	-	4,267	72
Consumer	-	-	-	-
Total	$38,160	$147	$34,126	$218

The following table presents a summary of nonperforming assets as of June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
		% of Loan		% of Loan
(Dollars in thousands)	Balance	Segment	Balance	Segment

Nonaccrual loans
Residential Real Estate 1-4 Family
First liens	$3,211	2.1	$3,584	2.3
Junior liens and lines of credit	594	1.5	758	1.8
Total	3,805	1.9	4,342	2.2
Residential real estate - construction	546	4.5	557	3.6
Commercial, industrial and agricultural real estate	24,101	6.7	28,659	7.9
Commercial, industrial and agricultural	2,423	1.6	2,836	1.7
Total nonaccrual loans	30,875		36,394

Loans past due 90 days or more and not included above
Residential Real Estate 1-4 Family
First liens	48		120
Junior liens and lines of credit	-		112
Total	48		232
Commercial, industrial and agricultural real estate	58		-
Commercial, industrial and agricultural	97		315
Consumer	-		16
Total loans past due 90 days or more and still accruing	203		563

Total nonperforming loans	31,078		36,957

Other real estate owned	5,264		5,127
Total nonperforming assets	$36,342		$42,084

The following table presents the aging of payments of the loan portfolio:

(Dollars in thousands)		Loans Past Due and Still Accruing					Total
	Current	30-59 Days	60-89 Days	90 Days+	Total	Non-Accrual	Loans
June 30, 2013
Residential Real Estate 1-4 Family
First liens	$151,909	$485	$760	$48	$1,293	$3,211	$156,413
Junior liens and lines of credit	38,317	256	-	-	256	594	39,167
Total	190,226	741	760	48	1,549	3,805	195,580
Residential real estate - construction	11,285	205	-	-	205	546	12,036
Commercial, industrial and agricultural real estate	333,799	1,605	-	58	1,663	24,101	359,563
Commercial, industrial and agricultural	149,701	156	46	97	299	2,423	152,423
Consumer	9,407	120	38	-	158	-	9,565
Total	$694,418	$2,827	$844	$203	$3,874	$30,875	$729,167

December 31, 2012
Residential Real Estate 1-4 Family
First liens	$147,236	$2,862	$797	$120	$3,779	$3,584	$154,599
Junior liens and lines of credit	40,741	449	228	112	789	758	42,288
Total	187,977	3,311	1,025	232	4,568	4,342	196,887
Residential real estate - construction	14,875	-	-	-	-	557	15,432
Commercial, industrial and agricultural real estate	334,822	64	329	-	393	28,659	363,874
Commercial, industrial and agricultural	163,387	161	35	315	511	2,836	166,734
Consumer	10,339	258	39	16	313	-	10,652
Total	$711,400	$3,794	$1,428	$563	$5,785	$36,394	$753,579

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

(Dollars in thousands)	Pass	OAEM	Substandard	Doubtful	Total
June 30, 2013
Residential Real Estate 1-4 Family
First liens	$144,173	$3,799	$8,441	$-	$156,413
Junior liens and lines of credit	37,624	108	1,435	-	39,167
Total	181,797	3,907	9,876	-	195,580
Residential real estate - construction	10,386	600	1,050	-	12,036
Commercial, industrial and agricultural real estate	301,411	15,237	42,915	-	359,563
Commercial, industrial and agricultural	137,313	2,474	12,636	-	152,423
Consumer	9,565	-	-	-	9,565
Total	$640,472	$22,218	$66,477	$-	$729,167

December 31, 2012
Residential Real Estate 1-4 Family
First liens	$139,549	$6,277	$8,773	$-	$154,599
Junior liens and lines of credit	40,584	175	1,529	-	42,288
Total	180,133	6,452	10,302	-	196,887
Residential real estate - construction	11,284	2,922	1,226	-	15,432
Commercial, industrial and agricultural real estate	299,075	20,221	41,828	2,750	363,874
Commercial, industrial and agricultural	148,195	3,120	15,419	-	166,734
Consumer	10,636	-	16	-	10,652
Total	$649,323	$32,715	$68,791	$2,750	$753,579

The following table presents information on the Bank’s Troubled Debt Restructuring (TDR) loans:

					Troubled Debt Restructings
					That Have Defaulted on
(Dollars in thousands)	Troubled Debt Restructings				Modified Terms YTD
	Number of	Recorded			Number of	Recorded
	Contracts	Investment	Performing*	Nonperforming*	Contracts	Investment
June 30, 2013
Real estate construction	2	$1,454	$1,454	$-	-	$-
Residential real estate	5	433	433	-	-	-
Commercial, industrial and agricultural real estate	13	18,238	18,238	-	-	-
Total	20	$20,125	$20,125	$-	-	$-

December 31, 2012
Real estate construction	2	$1,482	$1,482	$-	-	$-
Residential real estate	4	467	467	-	-	-
Commercial, industrial and agricultural	2	1,812	1,812	-	-	-
Commercial, industrial and agricultural real estate	11	7,669	7,669	-	-	-
Total	19	$11,430	$11,430	$-	-	$-

* The performing status is determined by the loan's compliance with the modified terms

The following table reports new TDR loans during 2013 and the recorded investment as of June 30, 2013:

(Dollars in thousands)	New During Period
	Number of	Pre-TDR	After-TDR	Recorded
Three Months Ended June 30, 2013	Contracts	Modification	Modification	Investment	Concession
Residential real estate	1	$75	$75	$75	multiple
Commercial, industrial and agricultural real estate	1	8,014	8,014	8,014	multiple
Total	2	$8,089	$8,089	$8,089

	Number of	Pre-TDR	After-TDR	Recorded
Six Months Ended June 30, 2013	Contracts	Modification	Modification	Investment	Concession
Residential real estate	1	$75	$75	$75	multiple
Commercial, industrial and agricultural real estate	2	10,458	10,745	10,659	multiple
Total	3	$10,533	$10,820	$10,734

The following table reports new TDR loans made during 2012 and the recorded investment as of June 30, 2012. There were no new TDR loans recorded during the three months ended June 30, 2012.

(Dollars in thousands)	New During Period
	Number of	Pre-TDR	After-TDR	Recorded
Six Months Ended June 30, 2012	Contracts	Modification	Modification	Investment	Concession
Real estate construction	3	$2,073	$1,897	$1,523	multiple
Residential real estate	1	150	150	148	multiple
Commercial, industrial and agricultural	2	2,223	2,223	1,681	maturity
Commercial, industrial and agricultural real estate	2	700	1,091	1,074	multiple
Total	8	$5,146	$5,361	$4,426

Note 8. Pensions

The components of pension expense for the periods presented are as follows:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2013	2012	2013	2012
Components of net periodic cost:
Service cost	$114	$115	$228	$230
Interest cost	179	179	358	358
Expected return on plan assets	(312)	(197)	(624)	(394)
Recognized net actuarial loss	159	171	318	342
Net period cost	$140	$268	$280	$536

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

Note 9. Mortgage Servicing Rights

Activity pertaining to mortgage servicing rights and the related valuation allowance follows:

	Six Months Ended June 30
(Dollars in thousands)	2013	2012
Cost of mortgage servicing rights:
Beginning balance	$458	$730
Originations	-	-
Amortization	(72)	(100)
Permanent writedowns	(55)	-
Ending balance	$331	$630

Valuation allowance:
Beginning balance	$(223)	$(362)
Valuation charges	-	(17)
Valuation reversals	94	61
Ending balance	$(129)	$(318)

Mortgage servicing rights cost	$331	$630
Valuation allowance	(129)	(318)
Carrying value	$202	$312

Fair value	$202	$312

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

The following methods and assumptions were used to estimate the fair values of the Corporation’s financial instruments at June 30, 2013 and December 31, 2012.

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

The fair value of the Corporation's financial instruments are as follows:

	June 30, 2013
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3

Financial assets:
Cash and cash equivalents	$94,115	$94,115	$94,115	$-	$-
Investment securities available for sale	150,004	150,004	1,479	148,525	-
Restricted stock	2,135	2,135	-	2,135	-
Loans held for sale	238	238	-	238	-
Net loans	717,729	730,059	-	-	730,059
Accrued interest receivable	3,022	3,022	-	3,022	-
Mortgage servicing rights	202	202	-	-	202

Financial liabilities:
Deposits	$881,797	$882,981	$-	$882,981	$-
Securities sold under agreements to repurchase	38,934	38,934	-	38,934	-
Long-term debt	12,406	13,260	-	13,260	-
Accrued interest payable	280	280	-	280	-
Interest rate swaps	727	727	-	727	-

	December 31, 2012
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3

Financial assets:
Cash and cash equivalents	$77,834	$77,834	$77,834	$-	$-
Investment securities available for sale	133,328	133,328	1,941	131,387	-
Restricted stock	3,571	3,571	-	3,571	-
Loans held for sale	67	67	-	67	-
Net loans	743,200	759,490	-	-	759,490
Accrued interest receivable	3,178	3,178	-	3,178	-
Mortgage servicing rights	235	235	-	-	235

Financial liabilities:	$
Deposits	874,440	$876,240	$-	$876,240	$-
Securities sold under agreements to repurchase	42,209	42,209	-	42,209	-
Long-term debt	12,410	13,718	-	13,718	-
Accrued interest payable	348	348	-	348	-
Interest rate swaps	1,103	1,103	-	1,103	-

Recurring Fair Value Measurements

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2013 and December 31, 2012 are as follows:

(Dollars in Thousands)	Fair Value at June 30, 2013
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities	$1,479	$-	$-	$1,479
Obligations of U.S. Government agencies	-	12,224	-	12,224
Municipal securities	-	60,017	-	60,017
Corporate debt securities	-	999	-	999
Trust Preferred Securities	-	4,921	-	4,921
Agency mortgage-backed securities	-	68,049	-	68,049
Private-label mortgage-backed securities	-	2,263	-	2,263
Asset-backed securities	-	52	-	52
Total assets	$1,479	$148,525	$-	$150,004

Liability Description
Interest rate swaps	$-	$727	$-	$727
Total liabilities	$-	$727	$-	$727

(Dollars in Thousands)	Fair Value at December 31, 2012
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities	$1,941	$-	$-	$1,941
Obligations of U.S. Government agencies	-	12,809	-	12,809
Municipal securities	-	61,216	-	61,216
Corporate debt securities	-	994	-	994
Trust Preferred Securities	-	4,830	-	4,830
Agency mortgage-backed securities	-	49,066	-	49,066
Private-label mortgage-backed securities	-	2,426	-	2,426
Asset-backed securities	-	46	-	46
Total assets	$1,941	$131,387	$-	$133,328

Liability Description
Interest rate swaps	$-	$1,103	$-	$1,103
Total liabilities	$-	$1,103	$-	$1,103

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

Nonrecurring Fair Value Measurements

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2013 and December 31, 2012 are as follows:

(Dollars in Thousands)
	Fair Value at June 30, 2013
Asset Description	Level 1	Level 2	Level 3	Total
Impaired loans (1)	$-	$-	$10,038	$10,038
Other real estate owned (1)	-	-	490	490
Mortgage servicing rights	-	-	202	202
Total assets	$-	$-	$10,730	$10,730

(Dollars in Thousands)	Fair Value at December 31, 2012
Asset Description	Level 1	Level 2	Level 3	Total
Impaired loans (1)	$-	$-	$9,235	$9,235
Other real estate owned (1)	-	-	5,127	5,127
Mortgage servicing rights	-	-	235	235
Total assets	$-	$-	$14,597	$14,597

(1)	Includes assets directly charged-down to fair value during the year-to-date period.

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

The Corporation did not record any liabilities at fair value for which measurement of the fair value was made on a nonrecurring basis at June 30, 2013. For financial assets and liabilities measured at fair value on a recurring basis, there were no transfers of financial assets or liabilities between Level 1 and Level 2 during the period ending June 30, 2013.

The following table presents additional quantitative information about Level 3 assets measured at fair value on a nonrecurring basis:

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in Thousands)	at June 30, 2013
				Range
Asset Description	Fair Value	Valuation Technique	Unobservable Input	(Weighted Average)
Impaired loans (1)	$10,038	Appraisal	Appraisal Adjustments (2)	0% - 100% (19.5%)
			Cost to sell	5% - 15% (6.5%)
Other real estate owned (1)	490	Appraisal	Appraisal Adjustments (2)
			Cost to sell	8% (8%)
Mortgage servicing rights	202	Discounted Cash Flow (3)
	at December 31, 2012
Impaired loans (1)	$9,235	Appraisal	Appraisal Adjustments (2)	0% - 100% (11%)
			Cost to sell	5% - 25% (7%)
Other real estate owned (1)	5,127	Appraisal	Appraisal Adjustments (2)
			Cost to sell	8% (8%)
Mortgage servicing rights	235	Discounted Cash Flow (3)

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

Information regarding the interest rate swap as of June 30, 2013 follows:

(Dollars in thousands)				Amount Expected to
be Expensed into
Notional	Maturity	Interest Rate		Earnings within the
Amount	Date	Fixed	Variable	next 12 Months

$10,000	5/30/2015	3.87%	0.06%	$379

Fair Value of Derivative Instruments in the Consolidated Balance Sheets were as follows as of June 30, 2013 and December 31, 2012:

Fair Value of Derivative Instruments
(Dollars in thousands)		Balance Sheet
Date	Type	Location	Fair Value
June 30, 2013	Interest rate contracts	Other liabilities	$727
December 31, 2012	Interest rate contracts	Other liabilities	$1,103

The Effect of Derivative Instruments on the Statement of Income for the Three and Six Months Ended June 30, 2013 and 2012 follows:

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships
(Dollars in thousands)					Amount of Gain
				Location of	or (Loss)
				Gain or (Loss)	Recognized in
				Recognized in	Income on
		Location of	Amount of Gain	Income on	Derivatives
	Amount of Gain	Gain or (Loss)	or (Loss)	Derivative (Ineffective	(Ineffective Portion
	or (Loss)	Reclassified from	Reclassified from	Portion and Amount	and Amount
	Recognized in OCI	Accumulated OCI	Accumulated OCI	Excluded from	Excluded from
	net of tax on Derivative	into Income	into Income	Effectiveness	Effectiveness
Date / Type	(Effective Portion)	(Effective Portion)	(Effective Portion)	Testing)	Testing)
Interest rate contracts

Three months ended:
June 30, 2013	$128	Interest Expense	$(152)	Other income (expense)	$-
June 30, 2012	$56	Interest Expense	$(178)	Other income (expense)	$-

Six months ended:
June 30, 2013	$248	Interest Expense	$(332)	Other income (expense)	$-
June 30, 2012	$195	Interest Expense	$(358)	Other income (expense)	$-

Interest Rate Swap Agreements (“Swap Agreements”)

The Bank has entered into an interest rate swap agreement as part of its asset/liability management program. The swap is a free-standing derivative and is recorded at fair value in the Corporation’s consolidated statements of condition. The Bank is party to master netting arrangements with its financial institution counterparty; however, the Bank does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral, in the form of marketable securities, is posted by the counterparty with net liability positions in accordance with contract thresholds.

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

The following table presents the liabilities subject to an enforceable master netting arrangement or repurchase agreements as of June 30, 2013 and December 31, 2012. As of these dates, all of the Bank’s swap agreements with institutional counterparties were in a liability position. Therefore, there were no assets to be recognized in the consolidated statements of condition. The swap agreements we have with our commercial banking customers are not subject to an enforceable master netting arrangement, and therefore, are excluded from this table.

			Net Amounts	Gross Amounts Not Offset in the
	Gross	Gross Amounts	of Liabilities	Statements of Condition
	Amounts of	Offset in the	Presented in the
	Recognized	Statements of	Statements of	Financial	Cash Collateral	Net
(Dollars in thousands)	Liabilities	Condition	Condition	Instruments	Pledged	Amount
Interest Rate Swap Agreements

June 30, 2013	$727	$-	$727	$727	$-	$-

December 31, 2012	$1,103	$-	$1,103	$1,103	$-	$-

Note 12. Reclassification

Certain prior period amounts may have been reclassified to conform to the current year presentation. Such reclassifications did not affect reported net income.

Management’s Discussion and Analysis of Results of Operations and Financial Condition

For the Three and Six Months Ended June 30, 2013 and 2012

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

Results of Operations

Year-to-Date Summary

At June 30, 2013, total assets were $1.033 billion, an increase of $5.3 million from December 31, 2012. Net loans decreased to $717.7 million and total deposits increased to $881.8 million. The Corporation reported net income for the first six months of 2013 of $2.9 million. This is an 11.3% decrease versus net income of $3.3 million for the same period in 2012. Total revenue (interest income and noninterest income) decreased $2.2 million year-over-year. Interest income decreased $2.0 million, while interest expense decreased by $1.2 million, resulting in a $735 thousand decrease in net interest income. The provision for loan losses was $1.6 million for the period, $1.2 million less than in 2012. Noninterest income decreased 5.4% mainly from decreases in loan and deposit service charges compared to prior year. Noninterest expense increased 4.1% due to increases in salary and benefits expense and net occupancy expense. Diluted earnings per share decreased to $.70 in 2013 from $.81 in 2012.

Key performance ratios as of, or for the six months ended June 30, 2013 and 2012 are listed below:

	June 30,
	2013	2012

Performance measurements
Return on average assets*	0.56%	0.64%
Return on average equity*	6.34%	7.49%
Return on average tangible assets (1)*	0.59%	0.67%
Return on average tangible equity (1)*	7.38%	8.82%
Efficiency ratio (2)	72.29%	66.49%
Net interest margin*	3.35%	3.54%
Current dividend yield*	4.25%	5.18%
Dividend payout ratio	48.14%	54.35%

Shareholders' Value (per common share)
Diluted earnings per share	$0.70	$0.81
Basic earnings per share	0.71	0.81
Regular cash dividends paid	0.34	0.44
Book value	22.44	22.00
Tangible book value (3)	20.04	19.52
Market value	16.00	13.12
Market value/book value ratio	71.30%	59.64%
Price/earnings multiple*	11.43	8.10

Safety and Soundness
Leverage ratio (Tier 1)	8.41%	8.10%
Risk-based capital ratio (Tier 1)	13.06%	12.19%
Common equity ratio	8.98%	8.51%
Tangible common equity ratio (4)	8.10%	7.60%
Nonperforming loans/gross loans	4.26%	3.83%
Nonperforming assets/total assets	3.52%	3.10%
Allowance for loan losses as a % of loans	1.57%	1.25%
Net charge-offs/average loans*	0.15%	0.75%

Trust assets under management (fair value)	$557,776	$503,537

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

Comparison of the three months ended June 30, 2013 to the three months ended June 30, 2012:

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

Tax equivalent net interest income for the second quarter of 2013 decreased $588 thousand quarter over quarter. Average interest-earning assets increased $3.3 million from 2012, but the yield on these assets decreased by 46 basis points. The average balance of investment securities increased $14.7 million while average gross loans decreased $33.2 million (4.3%) quarter over quarter. Average mortgage loans increased $20.0 million, but the increase was more than offset by a decrease in the average balance of commercial loans and consumer loans. Average commercial loans decreased $41.5 million, as commercial loans continue to run-off. Average consumer loans, including home equity loans, decreased $11.8 million, as consumers continue to borrow less.

Interest expense was $1.3 million for the second quarter, a decrease of $515 thousand from the 2012 total of $1.8 million. Average interest-bearing liabilities decreased $3.5 million to $837.7 million for 2013 from an average balance of $841.2 million in 2012. The average cost of these liabilities decreased from .86% in 2012 to .62% in 2013. Average interest-bearing deposits increased $48.9 million, due to increases in interest checking and savings accounts ($55.3 million), and money management deposits ($34.4 million). The cost of interest-bearing deposits decreased from .70% to .59%. Securities sold under agreements to repurchase (Repos) decreased $18.4 million on average over the prior year quarter while the average rate remained the same in both periods at .15%. The average balance of long-term debt decreased by $34.0 million, primarily due to $33.1 million of prepayments on seven Federal Home Loan Bank of Pittsburgh (FHLB) advances in 2012.

The changes in the balance sheet and interest rates resulted in a decrease in tax equivalent net interest income to $8.0 million in 2013 from $8.6 million in 2012. The Bank’s net interest margin decreased from 3.51% in 2012 to 3.26% in 2013. The decrease in the net interest margin is the result of a decrease in the rate on interest-earning assets of 46 basis points, while the yield on interest-bearing liabilities only decreased 24 basis points. Tax equivalized net interest income decreased $588 thousand during the quarter, due to a $732 thousand decrease from lower rates, which was partially offset by a $144 thousand increase from volume.

The following table presents average balances, tax-equivalent (T/E) interest income, and yields earned or rates paid on the assets or liabilities. All nontaxable interest income has been adjusted to a tax-equivalent basis using a tax rate of 34%.

	For the Three Months Ended June 30,
	2013			2012

	Average	Income or	Average	Average	Income or	Average
(Dollars in thousands)	balance	expense	yield/rate	balance	expense	yield/rate

Interest-earning assets:
Interest-bearing obligations of other banks and federal funds sold	$101,799	$73	0.29%	$80,054	$55	0.28%
Investment securities:
Taxable	103,062	387	1.51%	92,097	469	2.04%
Nontaxable	43,027	561	5.23%	39,250	539	5.51%
Loans:
Commercial, industrial and agricultural	588,246	6,408	4.37%	629,700	7,247	4.62%
Residential mortgage	77,231	818	4.25%	57,207	819	5.74%
Home equity loans and lines	59,513	869	5.86%	68,457	1,042	6.11%
Consumer	9,592	161	6.73%	12,437	209	6.74%
Loans	734,582	8,256	4.51%	767,801	9,317	4.87%

Total interest-earning assets	982,470	9,277	3.79%	979,202	10,380	4.25%
Other assets	73,223			74,134
Total assets	$1,055,693			$1,053,336

Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$171,308	36	0.08%	$121,435	22	0.07%
Money Management	404,394	501	0.50%	370,020	621	0.67%
Savings	60,783	14	0.09%	55,321	16	0.12%
Time	155,525	611	1.58%	196,364	645	1.32%
Total interest-bearing deposits	792,010	1,162	0.59%	743,140	1,304	0.70%

Securities sold under agreements to repurchase	33,260	12	0.15%	51,622	19	0.15%
Long- term debt	12,407	122	3.94%	46,434	488	4.22%
Total interest-bearing liabilities	837,677	1,296	0.62%	841,196	1,811	0.86%
Noninterest-bearing deposits	116,700			110,169
Other liabilities	8,262			13,441
Shareholders' equity	93,054			88,530
Total liabilities and shareholders' equity	$1,055,693			$1,053,336
T/E net interest income/Net interest margin		7,981	3.26%		8,569	3.51%
Tax equivalent adjustment		(401)			(378)
Net interest income		$7,580			$8,191

Provision for Loan Losses

For the second quarter of 2013, the Bank recorded net charge-offs of $308 thousand compared to $705 thousand in 2012. The charge-offs were more than offset by the second quarter provision expense of $803 thousand and as a result, the allowance for loan losses (ALL) increased $495 thousand from the end of the first quarter. For more information refer to the Loan Quality and Allowance for Loan Losses discussion in the Financial Condition section.

Noninterest Income

For the second quarter of 2013, noninterest income decreased $92 thousand from the same period in 2012. Investment and trust service fees increased due to higher recurring asset management fees. Loan service charges decreased compared to 2012, primarily from lower secondary mortgage market fees, as the Bank is now retaining a higher volume of its mortgage production. Mortgage banking fees increased, as 2013 had a reversal of prior impairment charges ($48 thousand) compared to an impairment charge ($16 thousand) in the prior year. Deposit service charges decreased due to lower retail overdraft fees. Other service charges and fees increased primarily due to increases in ATM fees and debit card income also increased. Losses on other real estate owned increased in 2013 due to a writedown on two properties of $135 thousand. Other income increased due to an increase in title insurance income in 2013. The Corporation had OTTI losses on three equity securities in 2013 compared to none in 2012. Securities gains were recorded during both periods.

The following table presents a comparison of noninterest income for the three months ended June 30, 2013 and 2012:

	For the Three Months Ended
	June 30		Change
(Dollars in thousands)	2013	2012	Amount	%
Noninterest Income
Investment and trust services fees	$1,130	$1,059	$71	6.7
Loan service charges	192	269	(77)	(28.6)
Mortgage banking activities	40	(27)	67	248.1
Deposit service charges and fees	452	479	(27)	(5.6)
Other service charges and fees	233	213	20	9.4
Debit card income	316	295	21	7.1
Increase in cash surrender value of life insurance	153	167	(14)	(8.4)
Other real estate owned (losses) gains, net	(141)	(10)	(131)	(1,310.0)
Other	47	27	20	74.1
OTTI losses recognized in earnings	(50)	-	(50)	(100.0)
Securities gains (losses), net	29	21	8	38.1
Total noninterest income	$2,401	$2,493	$(92)	(3.7)

Noninterest Expense

Noninterest expense for the second quarter of 2013 increased $28 thousand compared to the same period in 2012. The decrease in salaries and benefits was primarily due to a decrease in pension expense ($128 thousand) as a result of the additional cash contribution to the pension plan at the end of 2012. Occupancy and equipment expense increased due to a new branch in Mechanicsburg that opened in the fourth quarter of 2012 and an updated facility in Newville. Advertising decreased due to lower production costs in the second quarter of 2013 compared to 2012. Legal and professional fees increased due to consulting expenses, while data processing fees and shares tax expense remained relatively flat year over year. ATM/debit card processing increased from start-up costs incurred by the Bank to begin printing debit cards in house, and other expenses increased due to higher carrying costs of other real estate owned properties.

The following table presents a comparison of noninterest expense for the three months ended June 30, 2013 and 2012:

	For the Three Months Ended
(Dollars in thousands)	June 30		Change
Noninterest Expense	2013	2012	Amount	%
Salaries and benefits	$4,018	$4,157	$(139)	(3.3)
Net occupancy expense	568	493	75	15.2
Furniture and equipment expense	244	218	26	11.9
Advertising	317	396	(79)	(19.9)
Legal and professional fees	359	260	99	38.1
Data processing	451	440	11	2.5
Pennsylvania bank shares tax	204	187	17	9.1
Intangible amortization	106	109	(3)	(2.8)
FDIC insurance	270	267	3	1.1
ATM/debit card processing	165	155	10	6.5
Other	923	915	8	0.9
Total noninterest expense	$7,625	$7,597	$28	0.4

Provision for Income Taxes

For the second quarter of 2013 the Corporation recorded a Federal income tax expense of $198 thousand compared to $356 thousand for the same quarter in 2012. Tax expense was lower in 2013, due to a higher proportion of tax free income to pre-tax income, which therefore resulted in lower tax expense. As a result, the effective tax rate decreased year over year to 12.7% for the second quarter of 2013 compared to 15.7% for 2012. All taxable income for the Corporation is taxed at a rate of 34%.

Comparison of the six months ended June 30, 2013 to the six months ended June 30, 2012:

Net Interest Income

Tax equivalent net interest income for the first half of 2013 decreased $703 thousand. Average interest-earning assets increased $18.2 million from 2012, but the yield on these assets decreased by 46 basis points. The average balance of investment securities increased $12.2 million while average loans decreased $20.3 million (2.7%) year over year. Average mortgage loans increased $19.0 million, but the increase was offset by a decrease in the average balance of commercial loans and consumer loans. Average commercial loans decreased $27.5 million, as commercial loans continue to run-off. Average consumer loans, including home equity loans, decreased $11.9 million, as consumers continue to borrow less.

Interest expense was $2.5 million for the first half of 2013, a decrease of $1.3 million from the 2012 total of $3.8 million. Average interest-bearing liabilities increased $10.2 million to $834.2 million for 2013 from an average balance of $824.0 million in 2012. The average cost of these liabilities decreased from .92% in 2012 to .61% in 2013. Average interest-bearing deposits increased $56.2 million, due to increases in interest checking and savings accounts ($45.8 million), and money management deposits ($40.5 million). The cost of interest-bearing deposits decreased from .76% to .58% driven down primarily by an 18 basis point reduction in the cost of money management accounts. Securities sold under agreements to repurchase (Repos) decreased $11.8 million on average over the prior year while the average rate remained constant at .15% in both years. The average balance of long-term debt decreased by $34.2 million, primarily due to $33.1 million of prepayments on seven Federal Home Loan Bank of Pittsburgh (FHLB) advances in 2012.

The changes in the balance sheet and interest rates resulted in a decrease in tax equivalent net interest income of $703 thousand to $16.2 million in 2013 compared to $16.9 million in 2012. The Bank’s net interest margin decreased from 3.54% in 2012 to 3.35% in 2013. The decrease in the net interest margin is the result of a decrease in the rate on interest-earning assets of 46 basis points, while the yield on interest-bearing liabilities only decreased 31 basis points. Tax equivalized net interest income decreased $703 thousand during the year, due to a $1.1 million decrease from lower rates, which was partially offset by a $420 thousand increase from volume.

The following table presents average balances, tax-equivalent (T/E) interest income, and yields earned or rates paid on the assets or liabilities. All nontaxable interest income has been adjusted to a tax-equivalent basis using a tax rate of 34%.

	For the Six Months Ended June 30,
	2013			2012
	Average	Income or	Average	Average	Income or	Average
(Dollars in thousands)	balance	expense	yield/rate	balance	expense	yield/rate

Interest-earning assets:
Interest-bearing obligations of other
banks and federal funds sold	$92,396	$131	0.29%	$66,051	$91	0.28%
Investment securities:
Taxable	99,223	757	1.54%	90,079	919	2.05%
Nontaxable	42,084	1,114	5.34%	39,042	1,078	5.54%
Loans:
Commercial, industrial and agricultural	597,370	12,990	4.39%	624,866	14,539	4.67%
Residential mortgage	75,335	1,672	4.48%	56,317	1,533	5.46%
Home equity loans and lines	60,357	1,768	5.91%	69,723	2,119	6.10%
Consumer	10,346	336	6.55%	12,846	432	6.74%
Loans	743,408	16,766	4.55%	763,752	18,623	4.89%

Total interest-earning assets	977,111	18,768	3.87%	958,924	20,711	4.33%
Other assets	73,207			72,790
Total assets	$1,050,318			$1,031,714

Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$158,861	61	0.08%	$118,234	44	0.07%
Money Management	396,236	1,049	0.53%	355,721	1,253	0.71%
Savings	59,471	30	0.10%	54,284	31	0.11%
Time	166,915	1,125	1.36%	196,997	1,431	1.46%
Total interest-bearing deposits	781,483	2,265	0.58%	725,236	2,759	0.76%

Securities sold under agreements to repurchase	40,351	30	0.15%	52,147	39	0.15%
Long- term debt	12,414	243	3.95%	46,630	980	4.21%
Total interest-bearing liabilities	834,248	2,538	0.61%	824,013	3,778	0.92%
Noninterest-bearing deposits	115,672			106,822
Other liabilities	7,945			12,886
Shareholders' equity	92,453			87,993
Total liabilities and shareholders' equity	$1,050,318			$1,031,714
T/E net interest income/Net interest margin		16,230	3.35%		16,933	3.54%
Tax equivalent adjustment		(790)			(758)
Net interest income		$15,440			$16,175

Provision for Loan Losses

For 2013, the Bank recorded net charge-offs of $546 thousand compared to $2.9 million in 2012. The charge-offs were more than offset by the year-to-date provision expense of $1.6 million and as a result, the allowance for loan losses (ALL) increased $1.1 million over year-end 2012. For more information refer to the Loan Quality and Allowance for Loan Losses discussion in the Financial Condition section.

Noninterest Income

For the first half of 2013, noninterest income decreased $271 thousand from the same period in 2012. Investment and trust service fees increased due to higher recurring asset management fees and nonrecurring estate fees. Loan service charges decreased as mortgage production declined in 2013 compared to 2012. Deposit service charges decreased due to lower retail and commercial overdraft fees. Losses on other real estate owned increased in 2013 due to a writedown on two properties of $135 thousand. Other income decreased as 2012 contained a nonrecurring insurance recovery of $55 thousand on a prior period loss. The Bank had OTTI losses on three equity securities in 2013 compared to none in 2012. Securities gains were recorded during both periods.

The following table presents a comparison of noninterest income for the six months ended June 30, 2013 and 2012:

	For the Six Months Ended
	June 30		Change
(Dollars in thousands)	2013	2012	Amount	%
Noninterest Income
Investment and trust services fees	$2,148	$2,026	$122	6.0
Loan service charges	442	541	(99)	(18.3)
Mortgage banking activities	18	20	(2)	(10.0)
Deposit service charges and fees	888	954	(66)	(6.9)
Other service charges and fees	455	448	7	1.6
Debit card income	602	570	32	5.6
Increase in cash surrender value of life insurance	305	334	(29)	(8.7)
Other real estate owned (losses) gains, net	(141)	27	(168)	(622.2)
Other	89	115	(26)	(22.6)
OTTI losses recognized in earnings	(50)	-	(50)	(100.0)
Securities gains (losses), net	29	21	8	38.1
Total noninterest income	$4,785	$5,056	$(271)	(5.4)

Noninterest Expense

Noninterest expense for the first half of 2013 increased $602 thousand compared to the same period in 2012. The increase in salaries and benefits was primarily due to annual salary adjustments ($114 thousand) and health insurance expense ($394 thousand), but these increases were partially offset by a $257 thousand decrease in pension expense. Occupancy and equipment expense increased due to a new branch in Mechanicsburg that opened in the fourth quarter of 2012 and an updated facility in Newville. Advertising decreased due to less production costs in 2013 compared to 2012. Legal and professional fees increased due to consulting expenses, while data processing fees and shares tax expense remained relatively flat year over year. ATM/debit card processing increased from start-up costs incurred by the Bank to begin printing debit cards in house. Other expenses increased due to increases in other real estate owned expenses.

The following table presents a comparison of noninterest expense for the six months ended June 30, 2013 and 2012:

	For the Six Months Ended
(Dollars in thousands)	June 30		Change
Noninterest Expense	2013	2012	Amount	%
Salaries and benefits	$8,232	$7,956	$276	3.5
Net occupancy expense	1,136	1,011	125	12.4
Furniture and equipment expense	491	427	64	15.0
Advertising	652	710	(58)	(8.2)
Legal and professional fees	639	539	100	18.6
Data processing	845	853	(8)	(0.9)
Pennsylvania bank shares tax	409	373	36	9.7
Intangible amortization	213	218	(5)	(2.3)
FDIC insurance	515	528	(13)	(2.5)
ATM/debit card processing	346	306	40	13.1
Other	1,730	1,685	45	2.7
Total noninterest expense	$15,208	$14,606	$602	4.1

Provision for Income Taxes

For the first half of 2013 the Corporation recorded a Federal income tax expense of $506 thousand compared to $575 thousand for the same period in 2012. Tax expense was slightly lower in 2013, due to a higher proportion of tax free income to pre-tax income. The effective tax rate remained virtually unchanged at 14.8% for the first half of 2013 compared to 14.9% for 2012. All taxable income for the Corporation is taxed at a rate of 34%.

Financial Condition

Summary:

At June 30, 2013, assets totaled $1.033 billion, an increase of $5.3 million from the 2012 year-end balance of $1.027 billion. Investment securities increased $16.7 million, while net loans decreased $25.5 million. Deposits were up $7.4 million in the first half of 2013 due primarily to increases in money management deposits. Shareholders’ equity increased $1.1 million during the first six months as retained earnings increased approximately $1.5 million and the Corporation’s Dividend Reinvestment Plan (DRIP) added an additional $361 thousand in new capital.

Cash and Cash Equivalents:

Cash and cash equivalents totaled $94.1 million at June 30, 2013 an increase of $16.3 million from the prior year-end balance of $77.8 million. The increase is due to continued deposit inflows as well as negative loan growth as a result of rapid prepayments. The funds are invested in interest-bearing deposit accounts, primarily at the Federal Reserve.

Investment Securities:

The investment portfolio increased $16.7 million since year-end 2012. The Bank has invested $42.7 million during the year with the majority of the purchases in U.S. Agency mortgage-backed securities. U.S. Agency mortgage-backed securities and municipal bonds continue to comprise the greatest portion of the portfolio at 45% and 40% of the portfolio respectively.

The investment portfolio had a net unrealized gain of $973 thousand at the end of the quarter compared to $2.5 million at the end of 2012. Bond prices fell at the end of the second quarter in what appears to have been a temporary over reaction to comments from the Federal Reserve. Prices have recovered somewhat since June 30, 2013. The municipal bond sector shows the largest net unrealized gain, while the trust-preferred sector has the largest net unrealized loss. The portfolio averaged $141.3 million for the year with a yield of 2.67% compared to an average of $129.1 million and a yield of 3.11% for the same period in 2012. The Bank expects the yield on the portfolio to continue to decline as higher yielding bonds pay-down or mature and reinvestment yields remain low.

The equity portfolio is comprised of bank stocks and the Bank and the Corporation each maintain separate equity portfolios. During the second quarter, both the Bank and the Corporation sold equity securities and the amortized cost basis of this sector was reduced by nearly 50%. The municipal bond portfolio is well diversified geographically (issuers from within 28 states) and is comprised primarily of general obligation bonds (71%). Most municipal bonds have credit enhancements in the form of private bond insurance or other credit support. The largest geographic municipal bond exposure is to twenty issuers in the state of Texas with a fair value of $10.1 million and eleven issuers in the state of Pennsylvania with a fair value of $6.3 million. The municipal bond portfolio contains $57.3 million of bonds rated A or higher, $629 thousand rated lower than A (but above noninvestment grade), and $2.1 million that are not rated by Moody’s rating agency. No municipal bonds are rated below investment grade. The Bank holds one variable rate corporate bond in the financial services sector and it is rated A3 by Moody’s.

The trust preferred investments are comprised of seven single issuer trust preferred securities with an amortized cost of $5.9 million and a fair value of $4.9 million. The Bank has six private-label mortgage backed securities (PLMBS) with an amortized cost of $2.3 million and a fair value of $2.3 million.

The amortized cost and estimated fair value of investment securities available for sale as of June 30, 2013 and December 31, 2012 is as follows:

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
June 30, 2013	cost	gains	losses	value
Equity securities	$1,399	$103	$(23)	$1,479
U.S. Government agency securities	12,135	128	(39)	12,224
Municipal securities	58,513	2,105	(601)	60,017
Corporate debt securities	1,004	-	(5)	999
Trust preferred securities	5,914	-	(993)	4,921
Agency mortgage-backed securities	67,740	780	(471)	68,049
Private-label mortgage-backed securities	2,271	21	(29)	2,263
Asset-backed securities	55	-	(3)	52
	$149,031	$3,137	$(2,164)	$150,004

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
December 31, 2012	cost	gains	losses	value
Equity securities	$2,104	$92	$(255)	$1,941
U.S. Government agency securities	12,657	156	(4)	12,809
Municipal securities	58,395	2,984	(163)	61,216
Corporate debt securities	1,005	-	(11)	994
Trust preferred securities	5,905	-	(1,075)	4,830
Agency mortgage-backed securities	48,121	1,029	(84)	49,066
Private-label mortgage-backed securities	2,539	10	(123)	2,426
Asset-backed securities	59	-	(13)	46
	$130,785	$4,271	$(1,728)	$133,328

The following table provides additional detail about the Bank’s trust preferred securities as of June 30, 2013:

(Dollars in thousands)
Deal Name	Single Issuer or Pooled	Class	Amortized Cost	Fair Value	Gross Unrealized Gain (Loss)	Lowest Credit Rating Assigned	Number of Banks Currently Performing	Deferrals and Defaults as % of Original Collateral	Expected Deferral/ Defaults as a Percentage of Remaining Performing Collateral

Huntington Cap Trust	Single	Preferred Stock	$934	$707	$(227)	BB	1	None	None
Huntington Cap Trust II	Single	Preferred Stock	883	706	(177)	BB	1	None	None
BankAmerica Cap III	Single	Preferred Stock	959	794	(165)	BB	1	None	None
Wachovia Cap Trust II	Single	Preferred Stock	275	253	(22)	BBB+	1	None	None
Corestates Captl Tr II	Single	Preferred Stock	930	844	(86)	BBB+	1	None	None
Chase Cap VI JPM	Single	Preferred Stock	960	821	(139)	BBB	1	None	None
Fleet Cap Tr V	Single	Preferred Stock	973	796	(177)	BB+	1	None	None
			$5,914	$4,921	$(993)

The following table provides additional detail about private label mortgage-backed securities as of June 30, 2013:

(Dollars in thousands)				Gross				Cumulative
	Origination	Amortized	Fair	Unrealized	Collateral	Lowest Credit	Credit	OTTI
Description	Date	Cost	Value	Gain (Loss)	Type	Rating Assigned	Support %	Charges
RALI 2004-QS4 A7	3/1/2004	$255	$254	$(1)	ALT A	BBB+	12.02	$-
MALT 2004-6 7A1	6/1/2004	498	511	13	ALT A	CCC	13.04	-
RALI 2005-QS2 A1	2/1/2005	381	388	7	ALT A	CC	6.54	-
RALI 2006-QS4 A2	4/1/2006	663	641	(22)	ALT A	D	-	278
GSR 2006-5F 2A1	5/1/2006	118	119	1	Prime	D	-	15
RALI 2006-QS8 A1	7/28/2006	356	350	(6)	ALT A	D	-	197
		$2,271	$2,263	$(8)				$490

The investment portfolio contained eighty-three securities with $56.7 million of temporarily impaired fair value and $2.2 million in unrealized losses. The unrealized loss position has increased over year-end 2012. The trust preferred sector continues to show the largest unrealized loss at $1.0 million on seven securities, a slight improvement from the prior-year end.

For securities with an unrealized loss, Management applies a systematic methodology in order to perform an assessment of the potential for other-than-temporary impairment. In the case of debt securities, investments considered for other-than-temporary impairment: (1) had a specified maturity or repricing date; (2) were generally expected to be redeemed at par, and (3) were expected to achieve a recovery in market value within a reasonable period of time. In addition, the Bank considers whether it intends to sell these securities or whether it will be forced to sell these securities before the earlier of amortized cost recovery or maturity. Equity securities are assessed for other-than-temporary impairment based on the length of time of impairment, dollar amount of the impairment and general market and financial conditions relating to specific issues. The impairment identified on debt and equity securities and subject to assessment at June 30, 2013, was deemed to be temporary and required no further adjustments to the financial statements, unless otherwise noted.

The following table reflects temporary impairment in the investment portfolio (excluding restricted stock), aggregated by investment category, length of time that individual securities have been in a continuous unrealized loss position and the number of securities in each category as of June 30, 2013 and December 31, 2012:

	June 30, 2013
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

Equity securities	$109	$(5)	1	$555	$(18)	4	$664	$(23)	5
U.S. Government agency securities	2,954	(30)	5	3,996	(9)	7	6,950	(39)	12
Municipal securities	15,031	(554)	21	1,189	(47)	1	16,220	(601)	22
Corporate debt securities	-	-	-	999	(5)	1	999	(5)	1
Trust preferred securities	-	-	-	4,921	(993)	7	4,921	(993)	7
Agency mortgage-backed securities	25,548	(470)	29	84	(1)	1	25,632	(471)	30
Private-label mortgage-backed securities	-	-	-	1,245	(29)	3	1,245	(29)	3
Asset-backed securities	-	-	-	52	(3)	3	52	(3)	3
Total temporarily impaired securities	$43,642	$(1,059)	56	$13,041	$(1,105)	27	$56,683	$(2,164)	83

	December 31, 2012
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

Equity securities	$226	$(20)	3	$1,236	$(235)	13	$1,462	$(255)	16
U.S. Government agency securities	938	(1)	1	3,346	(3)	6	4,284	(4)	7
Municipal securities	8,789	(163)	10	-	-	-	8,789	(163)	10
Corporate debt securities	-	-	-	994	(11)	1	994	(11)	1
Trust preferred securities	-	-	-	4,830	(1,075)	7	4,830	(1,075)	7
Agency mortgage-backed securities	6,869	(68)	8	2,664	(16)	6	9,533	(84)	14
Private-label mortgage-backed securities	-	-	-	1,875	(123)	5	1,875	(123)	5
Asset-backed securities	-	-	-	46	(13)	3	46	(13)	3
Total temporarily impaired securities	$16,822	$(252)	22	$14,991	$(1,476)	41	$31,813	$(1,728)	63

As of June 30, 2013, three equity securities were determined to be other-than-temporarily impaired and an impairment charge of $50 thousand was recorded.

The trust preferred portfolio contains the largest unrealized loss in the portfolio. At June 30, 2013 this sector contained seven securities with a fair value of $4.9 million and an unrealized loss of $1.0 million, representing a slight improvement over year-end 2012. The trust-preferred securities held by the Bank are single entity issues, not pooled trust preferred securities. Therefore, the impairment review of these securities is based only on the issuer and the security cannot be impaired by the performance of other issuers as if it was a pooled trust-preferred bond. All of the Bank’s trust preferred securities are single issue, variable rate notes with long maturities (2027 – 2028). None of these bonds have suspended or missed a dividend payment. At June 30, 2013, the Bank believes it will be able to collect all interest and principal due on these bonds and no other-than-temporary-impairment charges were recorded. See the Trust Preferred Securities table for additional information.

The PLMBS sector shows a gross unrealized loss of $29 thousand, an improvement over the $123 thousand unrealized loss at December 31, 2012. These bonds were all rated AAA at time of purchase, but have since experienced rating declines. Some have experienced increased delinquencies and defaults, while others have seen the credit support increase as the bonds paid-down. The Bank monitors the performance of the PLMBS investments on a regular basis and reviews delinquencies, default rates, credit support levels and various cash flow stress test scenarios. In determining the credit related loss, Management considers all principal past due 60 days or more as a loss. If additional principal moves beyond 60 days past due, it will also be considered a loss. As a result of the analysis on PLMBS it was determined that no impairment charge was required at quarter end. The Bank has recorded $490 thousand of cumulative impairment charges on this portfolio. Management continues to monitor these securities and it is possible that additional write-downs may occur if current loss trends continue. The Bank is currently participating in a class-action lawsuit against one PLMBS servicer that centers on defective warranties and representations made as part of the underwriting process. See the PLMBS table above for additional information.

The following table represents the cumulative credit losses on debt securities recognized in earnings as of June 30, 2013.

Three Months
(Dollars in thousands)	Ended
June 30, 2013
Balance of cumulative credit losses on securities, January 1, 2013	$490
Additions for credit losses recorded which were not previously recognized as components of earnings	-
Balance of cumulative credit losses on securities, June 30, 2013	$490

The Bank held $2.1 million of restricted stock at June 30, 2013. Except for $30 thousand, this investment represents stock in FHLB Pittsburgh. The Bank is required to hold this stock to be a member of FHLB and it is carried at cost of $100 per share. FHLB Pittsburgh has repurchased $1.4 million of its capital stock during the year. FHLB stock is evaluated for impairment primarily based on an assessment of the ultimate recoverability of its cost. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support its operations. There is not a public market for FHLB stock and the benefits of FHLB membership (e.g., liquidity and low cost funding) add value to the stock beyond purely financial measures. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment.

Loans:

Residential real estate: This category is comprised of consumer purpose loans secured by residential real estate and to a lesser extent, commercial purpose loans secured by residential real estate. The consumer purpose category represents traditional residential mortgage loans and home equity products (primarily junior liens and lines of credit). Total consumer real estate loans increased over 2012 as the result of an increase in residential first lien mortgages because the Bank retained more production in its portfolio. The loans that were retained were identified as part of a selective retention program designed to hold mortgages the Bank believes will have a shorter than average life. The Bank expects to continue the selective retention program throughout 2013 and expects to see this balance continue to increase in 2013. In the first half of 2013, the Bank originated $19.5 million in mortgages, including approximately $8.2 million for a fee through a third party brokerage agreement. The Bank does not originate or hold any loans that would be considered sub-prime or Alt-A, and does not generally originate mortgages outside of its primary market area.

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

Residential real estate construction: The largest component of this category represents loans to residential real estate developers ($7.6 million), while loans for individuals to construct personal residences totaled $4.5 million at June 30, 2013. The Bank’s exposure to residential construction loans is concentrated primarily in south central Pennsylvania. Real estate construction loans, especially land development loans, frequently provide an interest reserve in order to assist the developer during the development stage when minimal cash flow is generated. All real estate construction loans are underwritten in the same manner, regardless of the use of an interest reserve. At June 30, 2013, the Bank had $10.9 million in residential real estate construction loans funded with an interest reserve and capitalized $37 thousand of interest from these reserves on active projects. Real estate construction loans are monitored on a regular basis by either an independent third party inspector or the assigned loan officer depending on loan amount or complexity of the project. This monitoring process includes at a minimum, the submission of invoices and AIA documents of costs incurred by the borrower, on-site inspections, and a signature by the assigned loan officer for disbursement of funds.

Commercial loans and commercial real estate: Loans in this category include commercial, industrial, farm, agricultural, and municipal government loans. Collateral for these loans may include commercial real estate, farm real estate, equipment or other business assets. Total commercial loans decreased to $512.0 million from $530.6 million at the end of 2012. The largest sectors (by collateral) in the commercial real estate category are: land development ($53.6 million), hotels and motels ($41.1 million), office buildings ($40.9 million) farm land ($39.6 million), auto delaerships ($20.1 million) and shopping centers ($18.4) million. Commercial loans decreased by 3.5% compared to year end. Of the $18.6 million decrease, $1.8 million was a pay-off for a loan in nonaccrual during the first quarter and $12.5 million were payoffs on five large credits in the second quarter. The largest sectors (by industry) in the commercial loan category are: manufacturing ($21.9 million), retail trade ($16.7 million), utilities ($16.1 million) and construction ($15.1 million). The Bank is very active in its market in pursuing commercial lending opportunities, but supplements in-market growth with purchased loan participations. The Bank purchases commercial loan participations in an effort to increase its commercial lending and diversify its loan mix, both geographically and by industry sector. Purchased loans are originated primarily within the south central Pennsylvania market and are purchased from only a few select counter parties. These loans usually represent an opportunity to participate in larger credits that are not available in market, with the benefit of lower origination and servicing costs. In the first half of 2013, the Bank purchased $12.8 million of loan participations and commitments. At June 30, 2013, the Bank held $137.6 million in purchased loan participations in its portfolio compared to $142.9 million at year-end 2012.

Consumer loans decreased $1.1 million due primarily to regular payments and maturities. The consumer portfolio will continue to run-down, as consumers are unwilling to increase their debt.

The following table a summary of loans outstanding, by primary collateral as of:

			Change
(Dollars in thousands)	June 30, 2013	December 31, 2012	Amount	%
Residential Real Estate 1-4 Family
Consumer first liens	$99,350	$93,790	$5,560	5.9
Consumer junior liens and lines of credit	32,724	35,494	(2,770)	(7.8)
Total consumer	132,074	129,284	2,790	2.2

Commercial first lien	57,063	60,809	(3,746)	(6.2)
Commercial junior liens and lines of credit	6,443	6,794	(351)	(5.2)
Total	63,506	67,603	(4,097)	(6.1)
Total residential real estate 1-4 family	195,580	196,887	(1,307)	(0.7)

Residential real estate - construction
Consumer purpose	4,451	3,255	1,196	36.7
Commercial purpose	7,585	12,177	(4,592)	(37.7)
Total residential real estate construction	12,036	15,432	(3,396)	(22.0)

Commercial, industrial and agricultural real estate	359,563	363,874	(4,311)	(1.2)
Commercial, industrial and agricultural	152,423	166,734	(14,311)	(8.6)
Total commercial, industrial and agricultural	511,986	530,608	(18,622)	(3.5)

Consumer	9,565	10,652	(1,087)	(10.2)
	729,167	753,579	(24,412)	(3.2)
Less: Allowance for loan losses	(11,438)	(10,379)	(1,059)	10.2
Net Loans	$717,729	$743,200	$(25,471)	(3.4)

Included in the loan balances are the following:
Net unamortized deferred loan costs	$360	$456
Unamortized discount on purchased loans	$(109)	$(129)

Loans pledged as collateral for borrowings and commitments from:
FHLB	$592,412	$657,684
Federal Reserve Bank	79,460	112,613
	$671,872	$770,297

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

Watch list loans exhibit financial weaknesses that increase the potential risk of default or loss to the Bank. However, inclusion on the watch list, does not by itself, mean a loss is certain. The watch list includes both performing and nonperforming loans. Watch list loans totaled $88.7 million at quarter-end compared to $104.3 million at the prior year end. The watch list is comprised of $22.2 million rated 6 and $66.5 million rated 7. The balance of loans rate 6 or 7 has declined since year-end 2012. At March, 31, 2013, the Bank had one loan for $2.8 million rated 8. The Bank secured additional collateral to fully secure the loan, restructured the loan as a TDR during the second quarter and has since upgraded the rating to 7. The Bank has no loans rated 9 (Loss). The Bank’s Loan Management Committee reviews these loans and risk ratings on a quarterly basis in order to proactively identify and manage problem loans. In addition, a committee meets monthly to discuss possible workout strategies for OREO and all credits rated 7 or worse. Management also tracks other commercial loan risk measurements including high loan to value loans, concentrations, participations and policy exceptions and reports these to the Credit Risk Oversight Committee of the Board of Directors. The Bank also uses a third-party consultant to assist with internal loan review with a goal of reviewing 60% of commercial loans each year. The FDIC defines certain supervisory loan-to-value lending limits. The Bank’s internal loan–to-value limits are all equal to, or have a lower loan-to-value limit, than the supervisory limits. At June 30, 2013, the Bank had loans of $29.6 million that exceeded the supervisory limit.

Delinquent loans are a result of borrowers’ cash flow and/or alternative sources of cash being insufficient to repay loans. The Bank’s likelihood of collateral liquidation to repay the loans becomes more probable the further behind a borrower falls, particularly when loans reach 90 days or more past due. Management monitors the performance status of loans by the use of an aging report. The aging report can provide an early indicator of loans that may become severely delinquent and possibly result in a loss to the Bank. See Note 7 in the accompanying financial statements for a note that presents the internal credit ratings of the loan portfolio and the aging of payments.

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

The following table presents a summary of nonperforming assets:

	June 30, 2013		December 31, 2012
		% of Loan		% of Loan
(Dollars in thousands)	Balance	Segment	Balance	Segment

Nonaccrual loans
Residential Real Estate 1-4 Family
First liens	$3,211	2.1	$3,584	2.3
Junior liens and lines of credit	594	1.5	758	1.8
Total	3,805	1.9	4,342	2.2
Residential real estate - construction	546	4.5	557	3.6
Commercial, industrial and agricultural real estate	24,101	6.7	28,659	7.9
Commercial, industrial and agricultural	2,423	1.6	2,836	1.7
Total nonaccrual loans	30,875		36,394

Loans past due 90 days or more and not included above
Residential Real Estate 1-4 Family
First liens	48		120
Junior liens and lines of credit	-		112
Total	48		232
Commercial, industrial and agricultural real estate	58		-
Commercial, industrial and agricultural	97		315
Consumer	-		16
Total loans past due 90 days or more and still accruing	203		563

Total nonperforming loans	31,078		36,957

Other real estate owned	5,264		5,127
Total nonperforming assets	$36,342		$42,084

Nonaccrual loans to total gross loans	4.23%		4.83%
Nonperforming loans to total gross loans	4.26%		4.90%
Nonperforming assets to total assets	3.52%		4.10%
Allowance for loan losses to nonperforming loans	36.80%		28.08%

Loan quality has improved slightly during the first six months of 2013, as measured by the balance of nonperforming loans. Nonperforming loans have decreased by $5.9 million with the majority of the decrease coming in the nonaccrual commercial real estate sector. During the year, three large credits were moved off of nonaccrual. One credit for $1.8 million paid-off, a second credit for $2.5 million and a third credit for $2.4 million were both returned to accrual status. However, these decreases were partially offset by the addition of a new credit to nonaccrual for $2.7 million (Credit 9, Significant Nonaccrual table) to nonaccrual during the first quarter. The nonaccrual table identifies the most significant loans in nonaccrual status. These nine nonaccrual loans account for 81% of the total nonaccrual balance. Also included in the nonaccrual total is $12.2 million of loans classified as troubled debt restructurings (TDR). A TDR loan is maintained on nonaccrual status until a satisfactory repayment history is established. All of the Bank’s TDR loans are in compliance with the modified terms and it is likely that some will be able to be returned to performing status in 2013. It is possible that other nonaccrual loans could be removed from nonaccrual status in 2013. However, it is also possible that other loans may become delinquent and nonperforming loans could remain at a high level due to lengthy workout periods on these loans. All loans on the watch list (loans rated 6 or worse) that are not reported as nonperforming loans are considered potential problem loans. Potential problem loans at June 30, 2013 totaled $57.6 million compared to $67.3 million at year-end 2012.

The following table provides information on the most significant nonaccrual loans as of June 30, 2013.

		ALL	Nonaccrual			Last
(Dollars in thousands)	Balance	Reserve	Date	Collateral	Location	Appraisal(1)

Credit 1 - commercial real estate development	$3,421	$-	Dec-10	1st lien on 92 acres undeveloped commercial real estate	PA	Jan-13	$3,718

Credit 2 - construction	991	-	Aug-11	1st lien on commercial and residential properties and 70 acres of farmland	PA	Jun-13	$1,304

Credit 3 - residential real estate development	2,433	-	Mar-12	1st and 2nd liens on commercial real estate, residential real estate and business assets	PA	Dec-12	$5,028

Credit 4 - residential real estate development	2,069	-	Jun-12	1st lien residential development land - 75 acres	WV	Jun-12	$2,550
				2nd lien residential real estate	PA

Credit 5 - residential real estate development	1,593	-	Apr-12	1st and 2nd liens on residential real estate	PA	May-12	$2,003

Credit 6 - residential real estate development	7,945	-	Sep-12	1st lien residential real estate development -376 acres and other commercial and residential properties	PA	Mar-13	$9,910

Credit 7 - warehousing	2,117	-	Oct-12	1st lien on commercial refrigerated warehouse	PA	Feb-13	$5,995

Credit 8 - agriculture	1,858	-	Oct-12	1st lien on farmland	PA	Aug-12	$2,666

Credit 9 - agriculture/food production	2,687	1,055	Mar-13	Liens on land, commercial and residential real estate and business assets	PA	Dec-12	$3,718

	$25,114	$1,055

(1) Appraisal value, as reported, does not reflect the pay-off of any senior liens or the cost to liquidate the collateral, but does reflect only the Bank’s share of the collateral if it is a participated loan.

Credit 1 has been charged down by $3.1 million since being placed on nonaccrual due to declining appraisal values, including a write-down of $167 thousand in the first quarter of 2013. This credit is part of a participated loan and the foreclosure process is held up in court. Credit 2 is in the process of foreclosure. Credit 3 is a TDR that is performing in accordance with the modified terms and is on nonaccrual until a satisfactory repayment history is established. Credit 4 was written down by $259 thousand in 2012 and foreclosure is likely in 2013. Credit 5 is exploring external financing to pay off its loan and is considering restructuring options from the Bank, but it is unknown if these efforts will be successful. Credit 6 provided additional real estate collateral in 2013 and was restructured as a TDR. Credit 7 is a participated loan and the lead bank is developing a workout strategy. Credit 8 is a TDR and is performing in accordance with its modified terms. Credit 9 is a new nonaccrual loan in 2013.

In addition to monitoring nonaccrual loans, the Bank also closely monitors impaired loans and troubled debt restructurings (TDR). A loan is considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all interest and principal payments due according to the originally contracted terms of the loan agreement. All nonaccrual loans (excluding consumer purpose loans) and TDR loans are considered impaired. In addition, the Bank reviews all other loans rated 7 or worse for impaired status. Impaired loans totaled $38.0 million at quarter-end compared to $39.4 million at year-end 2012. See Note 7 in the accompanying financial statements for a note that reports on impaired loans.

A loan is considered a troubled debt restructuring (TDR) if the creditor (the Bank), for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The Bank reviews all loans rated 5 or worse when it is providing a loan restructure, modification or new credit facility to determine if the action is a TDR. If a TDR loan is placed on nonaccrual status, it remains on nonaccrual status for at least six months to ensure performance. All TDR loans are in compliance with their modified terms. The largest TDR loans that remain on nonaccrual status are referenced as credits 3, 6 and 8 on the Significant Nonaccrual table. All of the TDR loans are commercial purpose loans except for four consumer purpose real estate secured loans totaling $391 thousand. See Note 7 in the accompanying financial statements for a note that identifies TDR loans in the portfolio.

The Bank holds $5.3 million of other real estate owned (OREO), comprised of ten properties compared to $5.1 million and ten properties at December 31, 2012. The largest property ($2.8 million, property 2, OREO table below) was added in 2012 and represents a failed residential real estate development in central Pennsylvania. This property was written-down by $800 thousand in December 2012. During 2013, the Bank has incurred a loss of $6 thousand on a sale and has recorded a write-down of $135 thousand on OREO property.

The following table provides additional information on significant other real estate owned properties:

June 30, 2013
(Dollars in thousands)	Date				Last
	Acquired	Balance	Collateral	Location	Appraisal

Property 1	2011	$1,840	unimproved and improved real estate for residential development on four separate tracts totaling 150 acres	PA	Nov-12
					$2,141

Property 2	2012	2,758	1st, 2nd, and 3rd liens residential development land - four tracts with 294 acres	PA	Aug-12
					$3,292
		$4,598

At June 30, 2013, the Bank had $1.3 million of residential properties in the process of foreclosure.

Allowance for Loan Losses:

Management performs a monthly evaluation of the adequacy of the allowance for loan losses (ALL). The ALL is determined by segmenting the loan portfolio based on the loan’s collateral. The Bank further classifies the portfolio based on the primary purpose of the loan, either consumer or commercial. When calculating the ALL, consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, historical charge-offs, the adequacy of the underlying collateral (if collateral dependent) and other relevant factors. The Bank begins enhanced monitoring of all loans rated 6 (OAEM) or worse, and obtains a new appraisal or asset valuation for any loan rated 7 (substandard) or worse. Management, at its discretion, may determine that additional adjustments to the appraisal or valuation are required. Valuation adjustments will be made as necessary based on factors, including, but not limited to: the economy, deferred maintenance, industry, type of property/equipment, age of the appraisal, etc. and the knowledge Management has about a particular situation. In addition, the cost to sell or liquidate the collateral is also estimated and deducted from the valuation in order to determine the net realizable value to the Bank. When determining the allowance for loan losses, certain factors involved in the evaluation are inherently subjective and require material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans. Management monitors the adequacy of the allowance for loan losses on an ongoing basis and reports its adequacy quarterly to the Credit Risk Oversight Committee of the Board of Directors. Management believes that the allowance for loan losses at June 30, 2013 is adequate.

The analysis for determining the ALL is consistent with guidance set forth in generally accepted accounting principles (GAAP) and the Interagency Policy Statement on the Allowance for Loan and Lease Losses. The analysis has two components, specific and general allocations. The specific component addresses specific reserves established for impaired loans. A loan is considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all interest and principal payments due according to the originally contracted terms of the loan agreement. Collateral values discounted for market conditions and selling costs are used to establish specific allocations for impaired loans. It is possible that as a result of the credit analysis, a specific reserve is not required for an impaired loan. For impaired loans with balances less than $100 thousand and consumer purpose loans, a specific reserve analysis is not performed and these loans are added to the general allocation pool. The increase in impaired loans with a specific allowance established is due primarily to the addition of Credit 9 (Significant Nonaccrual table) in 2013. See Note 7 in the accompanying financial statements for a table that reports impaired loans and the specific reserve established for impaired loans.

The general allocation component addresses the reserves established for pools of homogenous loans. The general component includes a quantitative and qualitative analysis. When calculating the general allocation, the Bank segregates its loan portfolio into the following sectors based primarily on the type of supporting collateral: residential real estate, commercial, industrial or agricultural real estate; commercial and industrial (C&I non-real estate), and consumer. The residential real estate sector is further segregated by first lien loans, junior liens and home equity products, and residential real estate construction. The historical loss experience factor was .91% of gross loans at June 30, 2013 compared to 1.05% at December 31, 2012. The quantitative analysis uses the Bank’s eight quarter rolling historical loan loss experience adjusted for factors derived from current economic and market conditions that have been determined to have an effect on the probability and magnitude of a loss. The qualitative analysis utilizes a risk matrix that incorporates qualitative and environmental factors such as: loan volume, management, loan review process, credit concentrations, competition, and legal and regulatory issues. These factors are each risk rated from minimal to high risk and in total can add up to a maximum qualitative factor of 37.5 basis points. At quarter-end, this factor was 21.5 basis points, unchanged from December 31, 2012. These factors are determined on the basis of Management’s observation, judgment and experience.

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

The following table shows the loans that were evaluated for the allowance for loan losses under a specific reserve (individually) and those that were evaluated under a general reserve (collectively), and the amount of the allowance established in each category as of June 30, 2013:

				Commercial
	Residential Real Estate 1-4 Family			Industrial &	Commercial
		Junior Liens &		Agricultural	Industrial &
(Dollars in thousands)	First Liens	Lines of Credit	Construction	Real Estate	Agricultural	Consumer	Total

June 30, 2013
Loans evaluated for allowance:
Individually	$2,968	$324	$546	$30,964	$2,423	$-	$37,225
Collectively	153,445	38,843	11,490	328,599	150,000	9,565	691,942
Total	$156,413	$39,167	$12,036	$359,563	$152,423	$9,565	$729,167

Allowance established for loans evaluated:
Individually	$461	$-	$-	$1,028	$1,083	$-	$2,572
Collectively	904	278	701	5,702	1,119	162	8,866
Allowance at June 30, 2013	$1,365	$278	$701	$6,730	$2,202	$162	$11,438

During 2013, $1.6 million was added to the allowance for loan losses (ALL) thorough the provision for loan loss expense. This is a sizable reduction from the provision expense of $2.8 million for the same period in 2012 that was driven by one charge-off of $1.6 million on a nonperforming commercial real estate loan (Credit 1 Significant Nonaccrual table). The ALL as a percentage of loans was 1.57% at June 2013.

Charged-off loans usually result from: (1) a borrower being legally relieved of loan repayment responsibility through bankruptcy, (2) insufficient collateral sale proceeds to repay a loan; or (3) the borrower and/or guarantor does not own other assets that, if sold, would generate sufficient sale proceeds to repay a loan.

The Bank recorded net loan charge-offs of $308 thousand for the second quarter of 2013 and $546 thousand year-to-date. This compares to net charge-offs of $705 thousand during the second quarter of 2012 and $2.9 million during the first six months of 2012. The large 2012 charge-off discussed previously is the primarily reason for the reduction in net charge-offs during 2013. See Note 7 in the accompanying financial statements for additional information on the allowance for loan loss.

The following table presents an analysis of the allowance for loan losses for the periods ended:

				Commercial
	Residential Real Estate 1-4 Family			Industrial &	Commercial
		Junior Liens &		Agricultural	Industrial &
(Dollars in thousands)	First Liens	Lines of Credit	Construction	Real Estate	Agricultural	Consumer	Total

Allowance at March 31, 2013	$973	$296	$837	$6,682	$1,972	$183	$10,943
Charge-offs	(39)	-	-	-	(317)	(40)	(396)
Recoveries	1	-	-	3	68	16	88
Provision	430	(18)	(136)	45	479	3	803
Allowance at June 30, 2013	$1,365	$278	$701	$6,730	$2,202	$162	$11,438

Allowance at December 31, 2012	$913	$306	$899	$6,450	$1,620	$191	$10,379
Charge-offs	(39)	(45)	-	(167)	(327)	(84)	(662)
Recoveries	9	-	-	3	75	29	116
Provision	482	17	(198)	444	834	26	1,605
Allowance at June 30, 2013	$1,365	$278	$701	$6,730	$2,202	$162	$11,438

Allowance at December 31, 2011	$1,049	$308	$1,222	$5,257	$1,651	$236	$9,723
Charge-offs	(251)	(71)	-	(3,298)	(861)	(236)	(4,717)
Recoveries	1	25	-	13	21	88	148
Provision	114	44	(323)	4,478	809	103	5,225
Allowance at December 31, 2012	$913	$306	$899	$6,450	$1,620	$191	$10,379

	June 30, 2013	December 31, 2012	June 30, 2012
Net loans charged-off as a percentage of average gross loans	0.15%	0.60%	0.75%
Net loans charged-off as a percentage of the provision for loan losses	34.02%	87.44%	103.46%
Allowance as a percentage of loans	1.57%	1.38%	1.25%
Net charge-offs	$546	$4,569	$2,871

Deposits:

Total deposits increased $7.4 million during the first half months of 2013 to $881.8 million. Non-interest bearing deposits decreased $4.7 million, while savings and interest-bearing checking increased $55.2 million and time deposits decreased $43.2 million. The decrease in non-interest bearing checking accounts occurred primarily in municipal checking accounts ($4.2 million). Interest-bearing checking deposits increased due to transitioning customers from securities sold under agreements to repurchase accounts to a deposit sweep product, which provides full FDIC coverage. The Bank’s Money Management product increased $16.3 million due primarily to an increase in commercial deposits. Retail time deposits decreased since year-end, as customers moved funds to more liquid accounts. During the second quarter, the Bank called $32.1 million of its brokered CDs. As of June 30, 2013, the Bank had $5.1 million in CDARS reciprocal time deposits included in brokered time deposits.

			Change
(Dollars in thousands)	June 30, 2013	December 31, 2012	Amount	%
Noninterest-bearing checking	$118,943	$123,623	$(4,680)	(3.8)

Interest-bearing checking	169,652	135,454	34,198	25.2
Money management	396,375	380,079	16,296	4.3
Savings	61,883	57,165	4,718	8.3
Total interest-bearing checking and savings	627,910	572,698	55,212	9.6

Retail time deposits	119,823	127,861	(8,038)	(6.3)
Brokered time deposits	15,121	50,258	(35,137)	(69.9)
Total time deposits	134,944	178,119	(43,175)	(24.2)
Total deposits	$881,797	$874,440	$7,357	0.8

Overdrawn deposit accounts reclassified as loans	$133	$128

Borrowings:

The balance of securities sold under agreements to repurchase, which are accounted for as collateralized financings, decreased $3.3 million from year-end. The Bank is transitioning customers from this product to a deposit sweep product, which provides full FDIC coverage. This will free-up collateral that was required to cover these balances and will increase the Bank’s liquidity. The long-term debt from the FHLB decreased due to scheduled amortizations.

Shareholders’ Equity:

Total shareholders’ equity increased $1.1 million to $92.8 million at June 30, 2013, compared to $91.6 million at the end of 2012. The increase in retained earnings from the Corporation’s net income of $2.9 million was partially offset by the cash dividend of $1.4 million. The Corporation’s dividend payout ratio is 48.1% for the first half of 2013 compared to 54.4% in 2012.

As part of its quarterly dividend decision, the Corporation considers current and future income projections, dividend yield, payout ratio, and current and future capital ratios. In April 2013, the Board of Directors declared a $.17 per share regular quarterly dividend for the second quarter of 2013. This compares to a regular quarterly cash dividend of $.17 paid in the second quarter of 2012. On July 25, 2013 the Board of Directors declared a $.17 per share regular quarterly dividend for the third quarter of 2013, which will be paid on August 28, 2013.

In addition, the Corporation considers how dividend decisions may affect the Dividend Reinvestment Plan (DRIP), which has raised $361 thousand in new capital this year with 22,920 new shares purchased. The Corporation continually explores other sources of capital as part of its capital management plan for the Corporation and the Bank. The Corporation did not repurchase any shares of the Corporation’s common stock during the first six months of 2013.

Capital adequacy is currently defined by regulatory agencies through the use of several minimum required ratios. At June 30, 2013, the Corporation was well capitalized as defined by the banking regulatory agencies. Regulatory capital ratios for the Corporation and the Bank are shown below:

			Regulatory Ratios
				Well Capitalized
(Dollars in thousands)	June 30, 2013	December 31, 2012	Minimum	Minimum

Total Risk-based Capital Ratio
Franklin Financial Services Corporation	13.49%	12.60%	8.00%	N/A
Farmers & Merchants Trust Company	13.08%	12.22%	8.00%	10.00%

Tier 1 Risk-based Capital Ratio
Franklin Financial Services Corporation	12.23%	11.36%	4.00%	N/A
Farmers & Merchants Trust Company	11.82%	10.97%	4.00%	6.00%

Tier 1 Leverage Ratio
Franklin Financial Services Corporation	8.41%	8.29%	4.00%	N/A
Farmers & Merchants Trust Company	8.11%	7.99%	4.00%	5.00%

On July 2, 2013, federal banking regulators adopted new capital rules. The rules are effective January 1, 2015, with selected components being phased in through 2019. Included in the new rules are: (1) a new definition of regulatory capital that places greater emphasis on common equity, (2) a new minimum common equity capital ratio of 4.5% and for well capitalized banks a ratio of 6.5%, (3) changes to risk-weights for certain assets, (4) a new capital conservation buffer of 2.5% above the minimum capital ratios, and (5) an increase in the minimum Tier 1 capital ratio from 4% to 6% and for well capitalized banks an increase from 6% to 8%.

The Bank is currently in the process of reviewing the new capital rules and analyzing its capital position. It believes at this time that it will be in compliance with the fully implemented new rules and will maintain capital ratios necessary to be considered “well capitalized” and exceed the new capital conservation buffer.

The new rule also allows most banks to make a one time, permanent “opt-out” election to exclude its unrealized gains or losses from the regulatory capital calculation. This exemption will reduce the volatility of the Bank’s capital ratios. The Bank expects to make the “opt-out” election in 2015 when available.

Economy

The Corporation’s primary market area includes Franklin, Fulton, Cumberland and Huntingdon County, PA. This area is diverse in demographic and economic makeup. County populations range from a low of approximately 15,000 in Fulton County to over 238,000 in Cumberland County. Unemployment in the Bank’s market area has remained virtually unchanged over the past year and ranges from a low of 6.2% in Franklin County to high of 8.3% in Fulton County. The market area has a diverse economic base and local industries include, warehousing, truck & rail shipping centers, light and heavy manufacturers, health-care, higher education institutions, farming and agriculture, and a varied service sector. The Corporation’s primary market area is located in south central Pennsylvania and provides easy access to the major metropolitan markets on the east coast via trucking and rail transportation. Because of this, warehousing and distribution companies continue to find the area attractive. The local economy is not overly dependent on any one industry or business and Management believes that the Bank’s primary market area continues to be well suited for growth as the recession eases.

The following provides selected economic data for the Bank’s primary market:

Economic Data

	June 30, 2013	December 31, 2012
Unemployment Rate (seasonally adjusted)
Market area range (1)	6.7 - 10.5%	6.8% - 10%
Pennsylvania	8.0%	7.9%
United States	7.7%	7.8%

Housing Price Index - year over year change
PA, nonmetropolitan statistical area	1.9%	0.8%
United States	2.0%	-0.3%

Franklin County Building Permits - year over year change
Residential, estimated	33.3%	-42.5%
Multifamily, estimated	247.2%	210.9%

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

Historically, the Corporation has satisfied its liquidity needs from earnings, repayment of loans and amortizing investment securities, maturing investment securities, loan` sales, deposit growth and its ability to access existing lines of credit. All investment securities are classified as available for sale; therefore, securities that are not pledged as collateral for borrowings are an additional source of readily available liquidity, either by selling the security or, more preferably, to provide collateral for additional borrowing. At June 30, 2013, the Bank had approximately $115 million (fair value) in its investment portfolio pledged as collateral for deposits and Repos. Another source of available liquidity for the Bank is a line of credit with the FHLB. At June 30, 2013, the Bank had approximately $35 million available on this line of credit and $16 million of unsecured lines of credit at correspondent banks.

In December 2011, FHLB notified the Bank it was being placed on full collateral delivery status. This status means that the Bank’s ability to borrow from FHLB is reduced to the value of the collateral physically delivered to FHLB. Prior to this change, the Bank’s borrowing capacity was determined by the value of all real estate loan collateral pledged to FHLB. This status is determined by an internal scorecard developed by the FHLB in its sole discretion. At June 30, 2013, the Bank had an excess borrowing capacity of $57.7 million, which includes the amount available on the line of credit. However, this amount is well below the available capacity prior to the collateral delivery requirement. The Bank expects that it will remain on collateral delivery status throughout 2013.

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

The Bank has established credit at the Federal Reserve Discount Window and as of June 30, 2013 had the ability to borrow approximately $36 million.

Off Balance Sheet Commitments

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation. Unused commitments and standby letters of credit totaled $232.6 million and $223.6 million, respectively, at June 30, 2013 and December 31, 2012.

The Corporation has entered into various contractual obligations to make future payments. These obligations include time deposits, long-term debt, operating leases, deferred compensation and pension payments. These amounts have not changed materially from those reported in the Corporation’s 2012 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the Corporation’s exposure to market risk during the six months ended June 30, 2013. For more information on market risk refer to the Corporation’s 2012 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2013, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 1A. Risk Factors

There were no material changes in the Corporation’s risk factors during the six months ended June 30, 2013. For more information, refer to the Corporation’s 2012 Annual Report on Form 10-K.

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

Franklin Financial Services Corporation

August 5, 2013	/s/ William E. Snell, Jr.
William E. Snell, Jr.
President and Chief Executive Officer
(Authorized Officer)

August 5, 2013	/s/ Mark R. Hollar
Mark R. Hollar
Treasurer and Chief Financial Officer
(Principal Financial Officer)

