Form 10-Q
period 2013-09-30
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2013-11-12
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

There were 4,149,542 outstanding shares of the Registrant’s common stock as of October 31, 2013.

Part I FINANCIAL INFORMATION

Item 1 Financial Statements

Consolidated Balance Sheets

	(unaudited)
(Dollars in thousands, except share and per share data)	September 30	December 31
	2013	2012
Assets
Cash and due from banks	$22,475	$20,578
Interest-bearing deposits in other banks	39,158	57,256
Total cash and cash equivalents	61,633	77,834
Investment securities available for sale, at fair value	162,761	133,328
Restricted stock	1,906	3,571
Loans held for sale	446	67
Loans	720,151	753,579
Allowance for loan losses	(11,376)	(10,379)
Net Loans	708,775	743,200
Premises and equipment, net	16,408	17,037
Bank owned life insurance	21,379	20,925
Goodwill	9,016	9,016
Other intangible assets	804	1,123
Other real estate owned	4,738	5,127
Deferred tax asset	6,441	5,461
Other assets	8,963	10,674
Total assets	$1,003,270	$1,027,363

Liabilities
Deposits
Noninterest-bearing checking	$122,874	$123,623
Money management, savings and interest-bearing checking	613,798	572,698
Time	129,146	178,119
Total Deposits	865,818	874,440
Securities sold under agreements to repurchase	23,870	42,209
Long-term debt	12,405	12,410
Other liabilities	7,811	6,670
Total liabilities	909,904	935,729

Shareholders' equity
Common stock, $1 par value per share,15,000,000 shares authorized with 4,539,996 shares issued and 4,147,969 shares outstanding at September 30, 2013 and 4,503,380 shares issued and 4,107,346 shares outstanding at December 31, 2012	4,540	4,503
Capital stock without par value, 5,000,000 shares authorized with no shares issued and outstanding	-	-
Additional paid-in capital	36,313	35,788
Retained earnings	65,463	62,475
Accumulated other comprehensive loss	(5,940)	(4,050)
Treasury stock, 392,027 shares at September 30, 2013 and 396,034 shares at December 31, 2012, at cost	(7,010)	(7,082)
Total shareholders' equity	93,366	91,634
Total liabilities and shareholders' equity	$1,003,270	$1,027,363

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Income

	For the Three Months Ended		For the Nine Months Ended
(Dollars in thousands, except per share data) (unaudited)	September 30		September 30
	2013	2012	2013	2012
Interest income
Loans, including fees	$8,019	$8,826	$24,351	$27,035
Interest and dividends on investments:			-
Taxable interest	476	445	1,194	1,328
Tax exempt interest	378	380	1,135	1,112
Dividend income	19	18	59	53
Deposits and obligations of other banks	49	59	180	152
Total interest income	8,941	9,728	26,919	29,680

Interest expense
Deposits	811	1,262	3,076	4,020
Securities sold under agreements to repurchase	10	20	40	59
Long-term debt	124	410	367	1,390
Total interest expense	945	1,692	3,483	5,469
Net interest income	7,996	8,036	23,436	24,211
Provision for loan losses	350	825	1,955	3,600
Net interest income after provision for loan losses	7,646	7,211	21,481	20,611

Noninterest income
Investment and trust services fees	1,140	957	3,288	2,984
Loan service charges	232	328	674	869
Mortgage banking activities	18	(27)	36	(8)
Deposit service charges and fees	472	479	1,359	1,432
Other service charges and fees	232	209	687	657
Debit card income	315	288	917	859
Increase in cash surrender value of life insurance	150	159	455	493
Other real estate owned (losses) gains, net	(119)	(197)	(260)	(169)
Other	89	40	179	154
OTTI losses recognized in earnings	(25)	(50)	(75)	(50)
Securities gains, net	-	23	30	44
Total noninterest income	2,504	2,209	7,290	7,265

Noninterest expense
Salaries and employee benefits	3,977	4,141	12,208	12,097
Net occupancy expense	566	499	1,702	1,510
Furniture and equipment expense	239	226	730	653
Advertising	386	315	1,039	1,024
Legal and professional fees	233	252	871	791
Data processing	472	382	1,317	1,234
Pennsylvania bank shares tax	204	187	612	560
Intangible amortization	106	109	319	327
FDIC insurance	245	274	760	803
ATM/debit card processing	174	162	520	468
Other	780	808	2,513	2,495
Total noninterest expense	7,382	7,355	22,591	21,962
Income before federal income taxes	2,768	2,065	6,180	5,914
Federal income tax expense	583	318	1,089	893
Net income	$2,185	$1,747	$5,091	$5,021

Per share
Basic earnings per share	$0.53	$0.43	$1.23	$1.24
Diluted earnings per share	$0.53	$0.43	$1.23	$1.24
Cash dividends declared	$0.17	$0.17	$0.51	$0.61

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Comprehensive Income

	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30
(Dollars in thousands) (unaudited)	2013	2012	2013	2012
Net Income	$2,185	$1,747	$5,091	$5,021

Securities:
Unrealized (losses) gains arising during the period	(1,772)	558	(3,362)	1,058
Reclassification adjustment for losses (gains) included in net income	25	27	45	6
Net unrealized (losses) gains	(1,747)	585	(3,317)	1,064
Tax effect	594	(199)	1,128	(362)
Net of tax amount	(1,153)	386	(2,189)	702

Derivatives:
Unrealized gains (losses) arising during the period	(20)	(33)	24	(97)
Reclassification adjustment for losses included in net income (1)	97	192	429	551
Net unrealized gains	77	159	453	454
Tax effect	(26)	(53)	(154)	(153)
Net of tax amount	51	106	299	301

Total other comprehensive (loss) income	(1,102)	492	(1,890)	1,003
Total Comprehensive Income	$1,083	$2,239	$3,201	$6,024

Reclassification adjustment / Statement line item	Tax expense (benefit)		Tax expense (benefit)
(1) Derivatives / interest expense on deposits	$(33)	$(65)	$(146)	$(187)

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Changes in Shareholders' Equity

For the nine months September 30, 2013 and 2012

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
(Dollars in thousands, except per share data) (unaudited)	Stock	Capital	Earnings	Loss	Stock	Total
Balance at December 31, 2011	$4,419	$34,698	$60,280	$(5,131)	$(7,084)	$87,182
Net income	-	-	5,021	-	-	5,021
Other comprehensive income	-	-	-	1,003	-	1,003
Cash dividends declared, $.61 per share	-	-	(2,474)	-	-	(2,474)
Common stock issued under stock option plan, 92 shares	-	-	-	-	1	1
Common stock issued under dividend reinvestment plan, 69,652 shares	70	901	-	-	-	971
Balance at September 30, 2012	$4,489	$35,599	$62,827	$(4,128)	$(7,083)	$91,704

Balance at December 31, 2012	$4,503	$35,788	$62,475	$(4,050)	$(7,082)	$91,634
Net income	-	-	5,091	-	-	5,091
Other comprehensive loss	-	-	-	(1,890)	-	(1,890)
Cash dividends declared, $.51 per share	-	-	(2,103)	-	-	(2,103)
Treasury shares issued under stock option plans, 4,007 shares	-	(20)	-	-	72	52
Common stock issued under dividend reinvestment plan, 36,616 shares	37	545	-	-	-	582
Balance at September 30, 2013	$4,540	$36,313	$65,463	$(5,940)	$(7,010)	$93,366

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows

	Nine Months Ended September 30
	2013	2012
(Dollars in thousands) (unaudited)
Cash flows from operating activities
Net income	$5,091	$5,021
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,118	1,053
Net amortization of loans and investment securities	1,525	1,060
Amortization and net change in mortgage servicing rights valuation	39	116
Amortization of intangibles	319	327
Provision for loan losses	1,955	3,600
Net realized gains on sales of securities	(30)	(44)
Impairment writedown on securities recognized in earnings	75	50
Loans originated for sale	(7,859)	(10,241)
Proceeds from sale of loans	7,480	9,250
Writedown of other real estate owned	256	-
Net loss gain on sale or disposal of other real estate/other repossessed assets	4	169
Increase in cash surrender value of life insurance	(455)	(493)
Contribution to pension plan	-	(783)
Decrease in interest receivable and other assets	1,625	2,549
Increase in interest payable and other liabilities	1,108	(1,160)
Other, net	482	184
Net cash provided by operating activities	12,733	10,658

Cash flows from investing activities
Proceeds from sales and calls of investment securities available for sale	5,819	516
Proceeds from maturities and paydowns of investment securities available for sale	25,161	27,330
Purchase of investment securities available for sale	(65,315)	(36,598)
Net decrease in restricted stock	1,665	918
Net decrease in loans	32,092	6,601
Proceeds from sale of other real estate/other repossessed assets	518	788
Capital expenditures	(439)	(1,112)
Net cash used in investing activities	(499)	(1,557)

Cash flows from financing activities
Net increase in demand deposits, interest-bearing and savings accounts	40,351	66,518
Net (decrease) increase in time deposits	(48,973)	3,322
Net (decrease) increase in repurchase agreements	(18,339)	3,048
Long-term debt payments	(5)	(10,414)
Dividends paid	(2,103)	(2,474)
Treasury stock issued under stock option plans	52	1
Common stock issued under dividend reinvestment plan	582	971
Net cash (used in) provided by financing activities	(28,435)	60,972

(Decrease) increase in cash and cash equivalents	(16,201)	70,073
Cash and cash equivalents as of January 1	77,834	34,144
Cash and cash equivalents as of September 30	$61,633	$104,217

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest on deposits and other borrowed funds	$3,483	$3,453
Income taxes	$300	$-

Noncash Activities
Loans transferred to Other Real Estate	$390	$3,909

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, and cash flows as of September 30, 2013, and for all other periods presented have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s 2012 Annual Report on Form 10-K. The consolidated results of operations for the period ended September 30, 2013 are not necessarily indicative of the operating results for the full year. Management has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.

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

Earnings per share are computed based on the weighted average number of shares outstanding during each period end. A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30
(Dollars and shares in thousands, except per share data)	2013	2012	2013	2012
Weighted average shares outstanding (basic)	4,142	4,083	4,127	4,063
Impact of common stock equivalents	2	3	5	1
Weighted average shares outstanding (diluted)	4,144	4,086	4,132	4,064
Anti-dilutive options excluded from calculation	56	72	57	93
Net income	$2,185	$1,747	$5,091	$5,021
Basic earnings per share	$0.53	$0.43	$1.23	$1.24
Diluted earnings per share	$0.53	$0.43	$1.23	$1.24

Note 2. Recent Accounting Pronouncements

Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” require an entity with an unrecognized tax benefit that is ‘not available’ or not intended to be used at the reporting date to present the unrecognized tax benefit as a liability that should not be combined with deferred tax assets. Otherwise, the unrecognized tax benefit should be presented as a reduction to the related deferred tax asset. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments in ASU 2013-11 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Corporation does not believe ASU 2013-11 will have a material effect on its financial statements.

Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. ASU 2013-10 “Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes,” permit the use of the Fed Funds Effective Swap Rate (also referred to as the Overnight Index Swap Rate, or OIS) as a benchmark interest rate for hedge accounting purposes. Previous U.S. GAAP permitted only the interest rates on direct U.S. Treasury obligations and, for practical reasons, the LIBOR swap rate to be used as benchmark interest rates. ASU 2013-10 is effective prospectively for qualifying new or redesignated hedging relationship entered into on or after July 17, 2013.

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

Note 3. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss included in shareholders' equity are as follows:

	September 30	December 31
	2013	2012
(Dollars in thousands)
Net unrealized gains (losses) on securities	$(774)	$2,543
Tax effect	263	(865)
Net of tax amount	(511)	1,678

Net unrealized losses on derivatives	(650)	(1,103)
Tax effect	221	375
Net of tax amount	(429)	(728)

Accumulated pension adjustment	(7,576)	(7,576)
Tax effect	2,576	2,576
Net of tax amount	(5,000)	(5,000)

Total accumulated other comprehensive loss	$(5,940)	$(4,050)

Note 4. Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Bank generally holds collateral and/or personal guarantees supporting these commitments. The Bank had $20.4 million and $28.2 million of standby letters of credit as of September 30, 2013 and December 31, 2012, respectively. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The amount of the liability as of September 30, 2013 and December 31, 2012 for guarantees under standby letters of credit issued was not material.

Note 5. Investments

The amortized cost and estimated fair value of investment securities available for sale as of September 30, 2013 and December 31, 2012 is as follows:

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
September 30, 2013	cost	gains	losses	value
Equity securities	$1,399	$121	$(6)	$1,514
U.S. Government agency securities	11,939	118	(130)	11,927
Municipal securities	58,010	1,426	(1,390)	58,046
Corporate debt securities	1,003	-	(2)	1,001
Trust preferred securities	5,918	-	(789)	5,129
Agency mortgage-backed securities	83,140	776	(880)	83,036
Private-label mortgage-backed securities	2,075	23	(36)	2,062
Asset-backed securities	51	-	(5)	46
	$163,535	$2,464	$(3,238)	$162,761

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
December 31, 2012	cost	gains	losses	value
Equity securities	$2,104	$92	$(255)	$1,941
U.S. Government agency securities	12,657	156	(4)	12,809
Municipal securities	58,395	2,984	(163)	61,216
Corporate debt securities	1,005	-	(11)	994
Trust preferred securities	5,905	-	(1,075)	4,830
Agency mortgage-backed securities	48,121	1,029	(84)	49,066
Private-label mortgage-backed securities	2,539	10	(123)	2,426
Asset-backed securities	59	-	(13)	46
	$130,785	$4,271	$(1,728)	$133,328

At September 30, 2013 and December 31, 2012, the fair value of investment securities pledged to secure public funds, trust balances, repurchase agreements, deposit and other obligations totaled $108.5 million and $119.8 million, respectively.

The amortized cost and estimated fair value of debt securities at September 30, 2013, by contractual maturity are shown below. Actual maturities may differ from contractual maturities because of prepayment or call options embedded in the securities.

(Dollars in thousands)	Amorized cost	Fair value
Due in one year or less	$1,835	$1,840
Due after one year through five years	13,570	14,163
Due after five years through ten years	22,179	22,383
Due after ten years	39,337	37,763
	76,921	76,149
Mortgage-backed securities	85,215	85,098
	$162,136	$161,247

The following table provides additional detail about trust preferred securities as of September 30, 2013:

Trust Preferred Securities

(Dollars in thousands)
Deal Name	Single Issuer or Pooled	Class	Amortized Cost	Fair Value	Gross Unrealized Gain (Loss)	Lowest Credit Rating Assigned	Number of Banks Currently Performing	Deferrals and Defaults as % of Original Collateral	Expected Deferral/ Defaults as a Percentage of Remaining Performing Collateral

Huntington Cap Trust	Single	Preferred Stock	$935	$816	$(119)	BB	1	None	None
Huntington Cap Trust II	Single	Preferred Stock	884	786	(98)	BB	1	None	None
BankAmerica Cap III	Single	Preferred Stock	960	802	(158)	Ba2	1	None	None
Wachovia Cap Trust II	Single	Preferred Stock	275	249	(26)	BBB+	1	None	None
Corestates Captl Tr II	Single	Preferred Stock	931	846	(85)	BBB+	1	None	None
Chase Cap VI JPM	Single	Preferred Stock	960	829	(131)	BBB	1	None	None
Fleet Cap Tr V	Single	Preferred Stock	973	801	(172)	Ba2	1	None	None
			$5,918	$5,129	$(789)

The following table provides additional detail about private label mortgage-backed securities as of September 30, 2013:

Private Label Mortgage Backed Securities

(Dollars in thousands)				Gross				Cumulative
	Origination	Amortized	Fair	Unrealized	Collateral	Lowest Credit	Credit	OTTI
Description	Date	Cost	Value	Gain (Loss)	Type	Rating Assigned	Support %	Charges
RALI 2004-QS4 A7	3/1/2004	$213	$212	$(1)	ALT A	BBB+	12.22	$-
MALT 2004-6 7A1	6/1/2004	450	461	11	ALT A	CCC	13.80	-
RALI 2005-QS2 A1	2/1/2005	340	351	11	ALT A	CC	6.22	10
RALI 2006-QS4 A2	4/1/2006	624	611	(13)	ALT A	D	-	293
GSR 2006-5F 2A1	5/1/2006	106	107	1	Prime	D	-	15
RALI 2006-QS8 A1	7/28/2006	342	320	(22)	ALT A	D	-	197
		$2,075	$2,062	$(13)				$515

Impairment:

The following table reflects temporary impairment in the investment portfolio (excluding restricted stock), aggregated by investment category, length of time that individual securities have been in a continuous unrealized loss position and the number of securities in each category as of September 30, 2013 and December 31, 2012:

	September 30, 2013
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

Equity securities	$373	$(3)	2	$13	$(3)	1	$386	$(6)	3
U.S. Government agency securities	3,878	(111)	6	3,907	(19)	7	7,785	(130)	13
Municipal securities	18,343	(1,253)	26	1,683	(137)	2	20,026	(1,390)	28
Corporate debt securities	-	-	-	1,001	(2)	1	1,001	(2)	1
Trust preferred securities	-	-	-	5,129	(789)	7	5,129	(789)	7
Agency mortgage-backed securities	44,184	(874)	43	1,199	(6)	2	45,383	(880)	45
Private-label mortgage-backed securities	-	-	-	1,143	(36)	3	1,143	(36)	3
Asset-backed securities	-	-	-	46	(5)	3	46	(5)	3
Total temporarily impaired securities	$66,778	$(2,241)	77	$14,121	$(997)	26	$80,899	$(3,238)	103

	December 31, 2012
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

Equity securities	$226	$(20)	3	$1,236	$(235)	13	$1,462	$(255)	16
U.S. Government agency securities	938	(1)	1	3,346	(3)	6	4,284	(4)	7
Municipal securities	8,789	(163)	10	-	-	-	8,789	(163)	10
Corporate debt securities	-	-	-	994	(11)	1	994	(11)	1
Trust preferred securities	-	-	-	4,830	(1,075)	7	4,830	(1,075)	7
Agency mortgage-backed securities	6,869	(68)	8	2,664	(16)	6	9,533	(84)	14
Private-label mortgage-backed securities	-	-	-	1,875	(123)	5	1,875	(123)	5
Asset-backed securities	-	-	-	46	(13)	3	46	(13)	3
Total temporarily impaired securities	$16,822	$(252)	22	$14,991	$(1,476)	41	$31,813	$(1,728)	63

Note 6. Loans

The Bank reports its loan portfolio based on the primary collateral of the loan. It further classifies these loans by the primary purpose, either consumer or commercial. The Bank’s mortgage loans include long-term loans to individuals and businesses secured by mortgages on the borrower’s real property. Consumer real estate loans also include home equity loans and lines of credit. Construction loans are made to finance the purchase of land and the construction of residential and commercial buildings thereon, and are secured by mortgages on real estate. Commercial loans are made to businesses of various sizes for a variety of purposes including construction, property, plant and equipment, and working capital. Commercial loans also include loans to government municipalities. Commercial lending is concentrated in the Bank’s primary market, but also includes purchased loan participations. Consumer loans are comprised of installment loans and unsecured personal lines of credit.

A summary of loans outstanding, by primary collateral, at the end of the reporting periods is as follows:

			Change
(Dollars in thousands)	September 30, 2013	December 31, 2012	Amount	%
Residential Real Estate 1-4 Family
Consumer first liens	$103,388	$93,790	$9,598	10.2
Consumer junior liens and lines of credit	33,750	35,494	(1,744)	(4.9)
Total consumer	137,138	129,284	7,854	6.1

Commercial first lien	57,882	60,809	(2,927)	(4.8)
Commercial junior liens and lines of credit	6,176	6,794	(618)	(9.1)
Total	64,058	67,603	(3,545)	(5.2)
Total residential real estate 1-4 family	201,196	196,887	4,309	2.2

Residential real estate - construction
Consumer purpose	2,795	3,255	(460)	(14.1)
Commercial purpose	7,986	12,177	(4,191)	(34.4)
Total residential real estate construction	10,781	15,432	(4,651)	(30.1)

Commercial, industrial and agricultural real estate	348,721	363,874	(15,153)	(4.2)
Commercial, industrial and agricultural	150,323	166,734	(16,411)	(9.8)
Total commercial, industrial and agricultural	499,044	530,608	(31,564)	(5.9)

Consumer	9,130	10,652	(1,522)	(14.3)
	720,151	753,579	(33,428)	(4.4)
Less: Allowance for loan losses	(11,376)	(10,379)	(997)	9.6
Net Loans	$708,775	$743,200	$(34,425)	(4.6)

Included in the loan balances are the following:
Net unamortized deferred loan costs	$367	$456
Unamortized discount on purchased loans	$(106)	$(129)

Loans pledged as collateral for borrowings and commitments from:
FHLB	$592,392	$657,684
Federal Reserve Bank	71,128	112,613
	$663,520	$770,297

Note 7. Loan Quality

The following table presents, by loan segment, the activity in the Allowance for Loan Losses (ALL) for the periods ended:

				Commercial
	Residential Real Estate 1-4 Family			Industrial &	Commercial
		Junior Liens &		Agricultural	Industrial &
(Dollars in thousands)	First Liens	Lines of Credit	Construction	Real Estate	Agricultural	Consumer	Total

Allowance at June 30, 2013	$1,365	$278	$701	$6,730	$2,202	$162	$11,438
Charge-offs	-	-	-	(369)	(35)	(29)	(433)
Recoveries	1	-	-	2	5	13	21
Provision	125	(15)	(448)	598	79	11	350
Allowance at September 30, 2013	$1,491	$263	$253	$6,961	$2,251	$157	$11,376

Allowance at December 31, 2012	$913	$306	$899	$6,450	$1,620	$191	$10,379
Charge-offs	(39)	(45)	-	(536)	(362)	(113)	(1,095)
Recoveries	10	-	-	5	80	42	137
Provision	607	2	(646)	1,042	913	37	1,955
Allowance at September 30, 2013	$1,491	$263	$253	$6,961	$2,251	$157	$11,376

Allowance at June 30, 2012	$777	$321	$925	$5,839	$1,564	$201	$9,627
Charge-offs	(71)	-	-	(159)	(73)	(61)	(364)
Recoveries	-	-	-	2	10	13	25
Provision	157	(3)	(8)	269	359	51	825
Allowance at September 30, 2012	$863	$318	$917	$5,951	$1,860	$204	$10,113

Allowance at December 31, 2011	$1,049	$308	$1,222	$5,257	$1,651	$236	$9,723
Charge-offs	(251)	(65)	-	(2,413)	(418)	(183)	(3,330)
Recoveries	-	25	-	11	17	67	120
Provision	65	50	(305)	3,096	610	84	3,600
Allowance at September 30, 2012	$863	$318	$917	$5,951	$1,860	$204	$10,113

Allowance at December 31, 2011	$1,049	$308	$1,222	$5,257	$1,651	$236	$9,723
Charge-offs	(251)	(71)	-	(3,298)	(861)	(236)	(4,717)
Recoveries	1	25	-	13	21	88	148
Provision	114	44	(323)	4,478	809	103	5,225
Allowance at December 31, 2012	$913	$306	$899	$6,450	$1,620	$191	$10,379

The following table presents, by loan segment, loans that were evaluated for the ALL under the specific reserve (individually) and those that were evaluated under the general reserve (collectively), and the amount of the allowance established in each category as of September 30, 2013 and December 31, 2012:

				Commercial
	Residential Real Estate 1-4 Family			Industrial &	Commercial
		Junior Liens &		Agricultural	Industrial &
(Dollars in thousands)	First Liens	Lines of Credit	Construction	Real Estate	Agricultural	Consumer	Total

September 30, 2013
Loans evaluated for allowance:
Individually	$2,755	$243	$542	$30,958	$2,025	$-	$36,523
Collectively	158,515	39,683	10,239	317,763	148,298	9,130	683,628
Total	$161,270	$39,926	$10,781	$348,721	$150,323	$9,130	$720,151

Allowance established for loans evaluated:
Individually	$514	$-	$-	$1,325	$1,023	$-	$2,862
Collectively	977	263	253	5,636	1,228	157	8,514
Allowance at September 30, 2013	$1,491	$263	$253	$6,961	$2,251	$157	$11,376

December 31, 2012
Loans evaluated for allowance:
Individually	$3,583	$692	$557	$30,949	$3,583	$-	$39,364
Collectively	151,016	41,596	14,875	332,925	163,151	10,652	714,215
Total	$154,599	$42,288	$15,432	$363,874	$166,734	$10,652	$753,579

Allowance established for loans evaluated:
Individually	$20	$3	$-	$357	$467	$-	$847
Collectively	893	303	899	6,093	1,153	191	9,532
Allowance at December 31, 2012	$913	$306	$899	$6,450	$1,620	$191	$10,379

The following table shows additional information about those loans considered to be impaired at September 30, 2013 and December 31, 2012:

	Impaired Loans
	With No Allowance		With Allowance
(Dollars in thousands)		Unpaid		Unpaid
	Recorded	Principal	Recorded	Principal	Related
	Investment	Balance	Investment	Balance	Allowance
September 30, 2013
Residential Real Estate 1-4 Family
First liens	$1,554	$1,621	$1,796	$1,796	$514
Junior liens and lines of credit	416	436	-	-	-
Total	1,970	2,057	1,796	1,796	514
Residential real estate - construction	542	559	-	-	-
Commercial, industrial and agricultural real estate	25,418	29,168	5,592	6,494	1,325
Commercial, industrial and agricultural	89	89	1,999	2,052	1,023
Consumer	-	-	-	-	-
Total	$28,019	$31,873	$9,387	$10,342	$2,862

December 31, 2012
Residential Real Estate 1-4 Family
First liens	$3,504	$3,715	$80	$80	$20
Junior liens and lines of credit	691	707	-	-	-
Total	4,195	4,422	80	80	20
Residential real estate - construction	557	567	-	-	-
Commercial, industrial and agricultural real estate	28,346	31,937	2,603	3,194	357
Commercial, industrial and agricultural	2,495	2,584	1,088	1,145	470
Consumer	-	-	-	-	-
Total	$35,593	$39,510	$3,771	$4,419	$847

The following table shows the average of impaired loans and related interest income for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Three Months Ended
	September 30, 2013		September 30, 2012
	Average	Interest	Average	Interest
(Dollars in thousands)	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Residential Real Estate 1-4 Family
First liens	$3,365	$4	$3,791	$4
Junior liens and lines of credit	417	-	740	-
Total	3,782	4	4,531	4
Residential real estate - construction	544	-	571	-
Commercial, industrial and agricultural real estate	31,730	118	27,741	35
Commercial, industrial and agricultural	2,112	-	4,099	31
Consumer	-	-	-	-
Total	$38,168	$122	$36,942	$70

	Nine Months Ended		Nine Months Ended
	September 30, 2013		September 30, 2012
	Average	Interest	Average	Interest
(Dollars in thousands)	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Residential Real Estate 1-4 Family
First liens	$3,477	$12	$4,225	$55
Junior liens and lines of credit	613	5	760	1
Total	4,090	17	4,985	56
Residential real estate - construction	550	-	424	-
Commercial, industrial and agricultural real estate	30,508	252	25,445	125
Commercial, industrial and agricultural	3,015	-	4,211	104
Consumer	-	-	-	-
Total	$38,163	$269	$35,065	$285

The following table presents the aging of payments of the loan portfolio:

(Dollars in thousands)		Loans Past Due and Still Accruing					Total
	Current	30-59 Days	60-89 Days	90Days+	Total	Non-Accrual	Loans
September 30, 2013
Residential Real Estate 1-4 Family
First liens	$157,251	$464	$543	$52	$1,059	$2,960	$161,270
Junior liens and lines of credit	39,238	187	43	41	271	417	39,926
Total	196,489	651	586	93	1,330	3,377	201,196
Residential real estate - construction	10,239	-	-	-	-	542	10,781
Commercial, industrial and agricultural real estate	324,733	1,349	321	-	1,670	22,318	348,721
Commercial, industrial and agricultural	147,650	96	75	68	239	2,434	150,323
Consumer	8,986	110	24	10	144	-	9,130
Total	$688,097	$2,206	$1,006	$171	$3,383	$28,671	$720,151

December 31, 2012
Residential Real Estate 1-4 Family
First liens	$147,236	$2,862	$797	$120	$3,779	$3,584	$154,599
Junior liens and lines of credit	40,741	449	228	112	789	758	42,288
Total	187,977	3,311	1,025	232	4,568	4,342	196,887
Residential real estate - construction	14,875	-	-	-	-	557	15,432
Commercial, industrial and agricultural real estate	334,822	64	329	-	393	28,659	363,874
Commercial, industrial and agricultural	163,387	161	35	315	511	2,836	166,734
Consumer	10,339	258	39	16	313	-	10,652
Total	$711,400	$3,794	$1,428	$563	$5,785	$36,394	$753,579

The following table reports the internal credit rating for the loan portfolio. Consumer purpose non-real estate related loans are assigned a rating of either pass or substandard. Substandard consumer loans are comprised of loans 90 days or more past due and still accruing. Commercial loans may be assigned any rating in accordance with the Bank’s internal risk rating system.

(Dollars in thousands)	Pass	OAEM	Substandard	Doubtful	Total

September 30, 2013
Residential Real Estate 1-4 Family
First liens	$149,712	$4,052	$7,506	$-	$161,270
Junior liens and lines of credit	39,105	102	719	-	39,926
Total	188,817	4,154	8,225	-	201,196
Residential real estate - construction	8,990	74	1,717	-	10,781
Commercial, industrial and agricultural real estate	291,358	16,423	40,940	-	348,721
Commercial, industrial and agricultural	134,718	4,131	11,474	-	150,323
Consumer	9,120	-	10	-	9,130
Total	$633,003	$24,782	$62,366	$-	$720,151

December 31, 2012
Residential Real Estate 1-4 Family
First liens	$139,549	$6,277	$8,773	$-	$154,599
Junior liens and lines of credit	40,584	175	1,529	-	42,288
Total	180,133	6,452	10,302	-	196,887
Residential real estate - construction	11,284	2,922	1,226	-	15,432
Commercial, industrial and agricultural real estate	299,075	20,221	41,828	2,750	363,874
Commercial, industrial and agricultural	148,195	3,120	15,419	-	166,734
Consumer	10,636	-	16	-	10,652
Total	$649,323	$32,715	$68,791	$2,750	$753,579

The following table presents information on the Bank’s Troubled Debt Restructuring (TDR) loans:

					Troubled Debt Restructings
					That Have Defaulted on
(Dollars in thousands)	Troubled Debt Restructings				Modified Terms YTD
	Number of	Recorded			Number of	Recorded
	Contracts	Investment	Performing*	Nonperforming*	Contracts	Investment
September 30, 2013
Real estate construction	1	$542	$-	$542	-	$-
Residential real estate	4	390	390	-	-	-
Commercial, industrial and agricultural real estate	14	18,786	17,210	1,576	-	-
Total	19	$19,718	$17,600	$2,118	-	$-

December 31, 2012
Real estate construction	1	$557	$557	$-	-	$-
Residential real estate	4	467	467	-	-	-
Commercial, industrial and agricultural	2	1,812	1,812	-	-	-
Commercial, industrial and agricultural real estate	12	8,594	8,594	-	-	-
Total	19	$11,430	$11,430	$-	-	$-

* The performing status is determined by the loan's compliance with the modified terms

The following table reports new TDR loans during 2013 and the recorded investment as of September 30, 2013. There were no new TDR loans recorded during the three months ended September 30, 2013.

(Dollars in thousands)	New During Period

	Number of	Pre-TDR	After-TDR	Recorded
Nine Months Ended September 30, 2013	Contracts	Modification	Modification	Investment	Concession
Residential real estate	1	$75	$75	$73	multiple
Commercial, industrial and agricultural real estate	2	10,458	10,745	10,659	multiple
Total	3	$10,533	$10,820	$10,732

The following table reports new TDR loans made during 2012 and the recorded investment as of September 30, 2012.

(Dollars in thousands)	New During Period
	Number of	Pre-TDR	After-TDR	Recorded
Three Months Ended September 30, 2012	Contracts	Modification	Modification	Investment	Concession
Residential real estate	1	$221	$240	$240	multiple

Nine Months Ended September 30, 2012
Real estate construction	2	$1,111	$935	$570	multiple
Residential real estate	2	371	390	386	multiple
Commercial, industrial and agricultural	2	2,223	2,223	1,818	maturity
Commercial, industrial and agricultural real estate	3	1,662	2,052	2,004	multiple
Total	9	$5,367	$5,600	$4,778

Note 8. Pensions

The components of pension expense for the periods presented are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2013	2012	2013	2012
Components of net periodic cost:
Service cost	$114	$115	$342	$345
Interest cost	179	179	537	537
Expected return on plan assets	(312)	(197)	(936)	(591)
Recognized net actuarial loss	159	171	477	514
Net period cost	$140	$268	$420	$805

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

The following methods and assumptions were used to estimate the fair values of the Corporation’s financial instruments at September 30, 2013 and December 31, 2012.

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

The fair value of the Corporation's financial instruments are as follows:

	September 30, 2013
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3

Financial assets:
Cash and cash equivalents	$61,633	$61,633	$61,633	$-	$-
Investment securities available for sale	162,761	162,761	1,514	161,247	-
Restricted stock	1,906	1,906	-	1,906	-
Loans held for sale	446	446	-	446	-
Net loans	708,775	713,465	-	-	713,465
Accrued interest receivable	2,849	2,849	-	2,849	-
Mortgage servicing rights	195	195	-	-	195

Financial liabilities:
Deposits	$865,818	$866,512	$-	$866,512	$-
Securities sold under agreements to repurchase	23,870	23,870	-	23,870	-
Long-term debt	12,405	13,084	-	13,084	-
Accrued interest payable	348	348	-	348	-
Interest rate swaps	650	650	-	650	-

	December 31, 2012
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3

Financial assets:
Cash and cash equivalents	$77,834	$77,834	$77,834	$-	$-
Investment securities available for sale	133,328	133,328	1,941	131,387	-
Restricted stock	3,571	3,571	-	3,571	-
Loans held for sale	67	67	-	67	-
Net loans	743,200	759,490	-	-	759,490
Accrued interest receivable	3,178	3,178	-	3,178	-
Mortgage servicing rights	235	235	-	-	235

Financial liabilities:
Deposits	$874,440	$876,240	$-	$876,240	$-
Securities sold under agreements to repurchase	42,209	42,209	-	42,209	-
Long-term debt	12,410	13,718	-	13,718	-
Accrued interest payable	348	348	-	348	-
Interest rate swaps	1,103	1,103	-	1,103	-

Recurring Fair Value Measurements

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2013 and December 31, 2012 are as follows:

(Dollars in Thousands)	Fair Value at September 30, 2013
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities	$1,514	$-	$-	$1,514
Obligations of U.S. Government agencies	-	11,927	-	11,927
Municipal securities	-	58,046	-	58,046
Corporate debt securities	-	1,001	-	1,001
Trust Preferred Securities	-	5,129	-	5,129
Agency mortgage-backed securities	-	83,036	-	83,036
Private-label mortgage-backed securities	-	2,062	-	2,062
Asset-backed securities	-	46	-	46
Total assets	$1,514	$161,247	$-	$162,761

Liability Description
Interest rate swaps	$-	$650	$-	$650
Total liabilities	$-	$650	$-	$650

(Dollars in Thousands)	Fair Value at December 31, 2012
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities	$1,941	$-	$-	$1,941
Obligations of U.S. Government agencies	-	12,809	-	12,809
Municipal securities	-	61,216	-	61,216
Corporate debt securities	-	994	-	994
Trust Preferred Securities	-	4,830	-	4,830
Agency mortgage-backed securities	-	49,066	-	49,066
Private-label mortgage-backed securities	-	2,426	-	2,426
Asset-backed securities	-	46	-	46
Total assets	$1,941	$131,387	$-	$133,328

Liability Description
Interest rate swaps	$-	$1,103	$-	$1,103
Total liabilities	$-	$1,103	$-	$1,103

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

Nonrecurring Fair Value Measurements

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2013 and December 31, 2012 are as follows:

(Dollars in Thousands)

	Fair Value at September 30, 2013
Asset Description	Level 1	Level 2	Level 3	Total
Impaired loans (1)	$-	$-	$10,502	$10,502
Other real estate owned (1)	-	-	528	528
Mortgage servicing rights	-	-	195	195
Total assets	$-	$-	$11,225	$11,225

(Dollars in Thousands)	Fair Value at December 31, 2012
Asset Description	Level 1	Level 2	Level 3	Total
Impaired loans (1)	$-	$-	$9,235	$9,235
Other real estate owned (1)	-	-	5,127	5,127
Mortgage servicing rights	-	-	235	235
Total assets	$-	$-	$14,597	$14,597

(1)	Includes assets directly charged-down to fair value during the year-to-date period.

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

The Corporation did not record any liabilities at fair value for which measurement of the fair value was made on a nonrecurring basis at September 30, 2013. For financial assets and liabilities measured at fair value on a recurring basis, there were no transfers of financial assets or liabilities between Level 1 and Level 2 during the period ending September 30, 2013.

The following table presents additional quantitative information about Level 3 assets measured at fair value on a nonrecurring basis:

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in Thousands)	at September 30, 2013
				Range
Asset Description	Fair Value	Valuation Technique	Unobservable Input	(Weighted Average)
Impaired loans (1)	$10,502	Appraisal	Appraisal Adjustments (2)	0% - 100% (35.3%)
			Cost to sell	5% - 15% (6.35%)
Other real estate owned (1)	528	Appraisal	Appraisal Adjustments (2)
			Cost to sell	8% (8%)
Mortgage servicing rights	195	Discounted Cash Flow (3)

	at December 31, 2012
Impaired loans (1)	$9,235	Appraisal	Appraisal Adjustments (2)	0% - 100% (11%)
			Cost to sell	5% - 25% (7%)
Other real estate owned (1)	5,127	Appraisal	Appraisal Adjustments (2)
			Cost to sell	8% (8%)
Mortgage servicing rights	235	Discounted Cash Flow (3)

(1) Includes assets directly charged-down to fair value during the year-to-date period.

(2) Qualitative adjustments are discounts specific to each asset and are made as needed.

(3) Valuation and inputs are determined by a third-party pricing service without adjustment.

Note 10. Financial Derivatives

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

Information regarding the interest rate swap as of September 30, 2013 follows:

(Dollars in thousands)				Amount Expected to
be Expensed into
Notional	Maturity	Interest Rate		Earnings within the
Amount	Date	Fixed	Variable	next 12 Months
$10,000	5/30/2015	3.87%	0.02%	$385

Fair Value of Derivative Instruments in the Consolidated Balance Sheets were as follows as of September 30, 2013 and December 31, 2012:

Fair Value of Derivative Instruments
(Dollars in thousands)		Balance Sheet
Date	Type	Location	Fair Value
September 30, 2013	Interest rate contracts	Other liabilities	$650
December 31, 2012	Interest rate contracts	Other liabilities	$1,103

The Effect of Derivative Instruments on the Statement of Income for the Three and Nine Months Ended September 30, 2013 and 2012 follows:

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships
(Dollars in thousands)					Amount of Gain
				Location of	or (Loss)
				Gain or (Loss)	Recognized in
				Recognized in	Income on
		Location of	Amount of Gain	Income on	Derivatives
	Amount of Gain	Gain or (Loss)	or (Loss)	Derivative (Ineffective	(Ineffective Portion
	or (Loss)	Reclassified from	Reclassified from	Portion and Amount	and Amount
	Recognized in OCI	Accumulated OCI	Accumulated OCI	Excluded from	Excluded from
	net of tax on Derivative	into Income	into Income	Effectiveness	Effectiveness
Date / Type	(Effective Portion)	(Effective Portion)	(Effective Portion)	Testing)	Testing)
Interest rate contracts

Three months ended:
September 30, 2013	$51	Interest Expense	$(97)	Other income (expense)	$-
September 30, 2012	$106	Interest Expense	$(192)	Other income (expense)	$-

Nine months ended:
September 30, 2013	$299	Interest Expense	$(429)	Other income (expense)	$-
September 30, 2012	$301	Interest Expense	$(551)	Other income (expense)	$-

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

The following table presents the liabilities subject to an enforceable master netting arrangement or repurchase agreements as of September 30, 2013 and December 31, 2012. As of these dates, all of the Bank’s swap agreements with institutional counterparties were in a liability position. Therefore, there were no assets to be recognized in the consolidated statements of condition. The swap agreements we have with our commercial banking customers are not subject to an enforceable master netting arrangement, and therefore, are excluded from this table.

			Net Amounts	Gross Amounts Not Offset in the
	Gross	Gross Amounts	of Liabilities	Statements of Condition
	Amounts of	Offset in the	Presented in the
	Recognized	Statements of	Statements of	Financial	Cash Collateral	Net
(Dollars in thousands)	Liabilities	Condition	Condition	Instruments	Pledged	Amount
Interest Rate Swap Agreements

September 30, 2013	$650	$-	$650	$650	$-	$-

December 31, 2012	$1,103	$-	$1,103	$1,103	$-	$-

Note 11. Reclassification

Certain prior period amounts may have been reclassified to conform to the current year presentation. Such reclassifications did not affect reported net income.

Management’s Discussion and Analysis of Results of Operations and Financial Condition

For the Three and Nine Months Ended September 30, 2013 and 2012

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

Results of Operations

Year-to-Date Summary

At September 30, 2013, total assets were $1.003 billion, a decrease of $24.1 million from December 31, 2012. Net loans decreased to $708.8 million and total deposits decreased to $865.8 million. The Corporation reported net income for the first nine months of 2013 of $5.1 million. This is an 1.4% increase versus net income of $5.0 million for the same period in 2012. Total revenue (interest income and noninterest income) decreased $2.7 million year-over-year. Interest income decreased $2.7 million, while interest expense decreased by $2.0 million, resulting in a $775 thousand decrease in net interest income. The provision for loan losses was $2.0 million for the period, $1.6 million less than in 2012. Noninterest income increased .3% mainly from increases in investment and trust services income compared to prior year. Noninterest expense increased 2.9% due to increases in salary and benefits expense and net occupancy expense. Diluted earnings per share decreased to $1.23 in 2013 from $1.24 in 2012.

Key performance ratios as of, or for the nine months ended September 30, 2013 and 2012 are listed below:

	September 30,
	2013	2012
Performance measurements
Return on average assets*	0.66%	0.65%
Return on average equity*	7.37%	7.56%
Return on average tangible assets (1)*	0.69%	0.68%
Return on average tangible equity (1)*	8.58%	8.91%
Efficiency ratio (2)	70.70%	67.09%
Net interest margin*	3.40%	3.51%
Current dividend yield*	4.26%	4.73%
Dividend payout ratio	41.31%	49.27%

Shareholders' Value (per common share)
Diluted earnings per share	$1.23	$1.24
Basic earnings per share	1.23	1.24
Regular cash dividends paid	0.51	0.61
Book value	22.51	22.41
Tangible book value (3)	20.14	19.90
Market value	15.95	14.37
Market value/book value ratio	70.86%	64.12%
Price/earnings multiple*	9.73	8.71

Safety and Soundness
Leverage ratio (Tier 1)	8.90%	8.20%
Risk-based capital ratio (Tier 1)	13.92%	12.66%
Common equity ratio	9.31%	8.67%
Tangible common equity ratio (4)	8.41%	7.78%
Nonperforming loans/gross loans	4.00%	4.78%
Nonperforming assets/total assets	3.35%	3.99%
Allowance for loan losses as a % of loans	1.58%	1.34%
Net charge-offs/average loans*	0.17%	0.56%

Trust assets under management (fair value)	$560,940	$511,059

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

Comparison of the three months ended September 30, 2013 to the three months ended September 30, 2012:

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

Tax equivalent net interest income for the third quarter of 2013 decreased $108 thousand quarter over quarter. Average interest-earning assets decreased $37.1 million from 2012 and the yield on these assets decreased by 19 basis points. The average balance of investment securities increased $20.2 million while average gross loans decreased $35.6 million (4.7%) quarter over quarter. Average mortgage loans increased $17.5 million while average commercial loans decreased $44.4 million, as commercial loans continue to run-off. Average consumer loans, including home equity loans, decreased $8.7 million, as consumers continue to borrow less.

Interest expense was $945 thousand for the third quarter, a decrease of $747 thousand from the 2012 total of $1.7 million. Average interest-bearing liabilities decreased $40.0 million to $801.0 million for 2013 from an average balance of $841.2 million in 2012. The average cost of these liabilities decreased from .80% in 2012 to .47% in 2013. Average interest-bearing deposits increased $12.0 million, due to increases in interest checking and savings accounts ($68.7 million), and money management deposits ($6.1 million). The cost of interest-bearing deposits decreased from .67% to .42%. Securities sold under agreements to repurchase (Repos) decreased $26.0 million on average over the prior year quarter while the average rate remained the same in both periods at .15%. The average balance of long-term debt decreased by $26.1 million, primarily due to prepayments on Federal Home Loan Bank of Pittsburgh (FHLB) advances in 2012.

The changes in the balance sheet and interest rates resulted in a decrease in tax equivalent net interest income to $8.4 million in 2013 from $8.5 million in 2012. The Bank’s net interest margin increased from 3.42% in 2012 to 3.51% in 2013. The increase in the net interest margin is the result of a decrease in the rate on interest-earning assets of only 19 basis points, while the yield on interest-bearing liabilities decreased by 33 basis points. Tax equivalized net interest income decreased $108 thousand during the quarter, due to a $233 thousand decrease from lower rates, which was partially offset by a $125 thousand increase from volume.

The following table presents average balances, tax-equivalent (T/E) interest income, and yields earned or rates paid on the assets or liabilities. All nontaxable interest income has been adjusted to a tax-equivalent basis using a tax rate of 34%.

	For the Three Months Ended September 30
	2013			2012
	Average	Income or	Average	Average	Income or	Average
(Dollars in thousands)	balance	expense	yield/rate	balance	expense	yield/rate

Interest-earning assets:
Interest-bearing obligations of other
banks and federal funds sold	$60,244	$49	0.32%	$82,008	$56	0.27%
Investment securities:
Taxable	118,863	495	1.65%	101,011	466	1.83%
Nontaxable	42,909	557	5.19%	40,576	559	5.47%
Loans:
Commercial, industrial and agricultural	577,760	6,399	4.31%	622,199	7,145	4.50%
Residential mortgage	79,827	840	4.17%	62,296	761	4.85%
Home equity loans and lines	58,617	839	5.68%	64,843	991	6.06%
Consumer	9,465	151	6.33%	11,897	207	6.90%
Loans	725,669	8,229	4.45%	761,235	9,104	4.74%

Total interest-earning assets	947,685	9,330	3.91%	984,830	10,185	4.10%
Other assets	71,030			73,137
Total assets	$1,018,715			$1,057,967

Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$187,111	48	0.10%	$123,866	21	0.07%
Money Management	382,620	422	0.44%	376,522	621	0.65%
Savings	61,584	12	0.07%	56,117	16	0.11%
Time	131,623	329	0.99%	194,391	604	1.23%
Total interest-bearing deposits	762,938	811	0.42%	750,896	1,262	0.67%

Securities sold under agreements to repurchase	25,702	10	0.15%	51,681	20	0.15%
Long- term debt	12,405	124	3.99%	38,501	410	4.22%
Total interest-bearing liabilities	801,045	945	0.47%	841,078	1,692	0.80%
Noninterest-bearing deposits	118,077			112,718
Other liabilities	7,365			13,705
Shareholders' equity	92,228			90,466
Total liabilities and shareholders' equity	$1,018,715			$1,057,967
T/E net interest income/Net interest margin		8,385	3.51%		8,493	3.42%
Tax equivalent adjustment		(389)			(457)
Net interest income		$7,996			$8,036

Provision for Loan Losses

For the third quarter of 2013, the Bank recorded net charge-offs of $412 thousand compared to $339 thousand in 2012. The net charge-offs exceeded the third quarter provision expense of $350 thousand and as a result, the allowance for loan losses (ALL) decreased $62 thousand during the third quarter. For more information refer to the Loan Quality and Allowance for Loan Losses discussion in the Financial Condition section.

Noninterest Income

For the third quarter of 2013, noninterest income increased $295 thousand from the same period in 2012. Investment and trust service fees increased due to higher asset management fees and nonrecurring estate fees, while commissions on the sale of insurance and investment products lagged behind 2012. Loan service charges decreased compared to 2012, primarily from lower secondary mortgage market fees, as the Bank is now retaining a higher volume of its mortgage production. Mortgage banking fees increased, as 2013 had a reversal of prior impairment charges ($17 thousand) compared to an impairment charge ($13 thousand) in the prior year. Deposit service charges decreased due to lower retail overdraft fees. Other service charges and fees increased primarily due to increases in ATM and debit card fees. Losses on other real estate owned decreased in 2013 due to lower writedowns on OREO properties. Other income increased due to the recovery of a judgement in 2013. The Bank had OTTI losses on two bonds in 2013 and in 2012. Securities gains were recorded in 2012, compared to none in 2013.

The following table presents a comparison of noninterest income for the three months ended September 30, 2013 and 2012:

	For the Three Months Ended
	September 30		Change
(Dollars in thousands)	2013	2012	Amount	%
Noninterest Income
Investment and trust services fees	$1,140	$957	$183	19.1
Loan service charges	232	328	(96)	(29.3)
Mortgage banking activities	18	(27)	45	166.7
Deposit service charges and fees	472	479	(7)	(1.5)
Other service charges and fees	232	209	23	11.0
Debit card income	315	288	27	9.4
Increase in cash surrender value of life insurance	150	159	(9)	(5.7)
Other real estate owned (losses) gains, net	(119)	(197)	78	39.6
Other	89	40	49	122.5
OTTI losses recognized in earnings	(25)	(50)	25	50.0
Securities gains (losses), net	-	23	(23)	N/A
Total noninterest income	$2,504	$2,209	$295	13.4

Noninterest Expense

Noninterest expense for the third quarter of 2013 increased $27 thousand compared to the same period in 2012. The decrease in salaries and benefits was primarily due to a decrease in pension expense ($128 thousand) as a result of the additional cash contribution to the pension plan at the end of 2012. Occupancy and equipment expense increased due to a new branch in Mechanicsburg, PA that opened in the fourth quarter of 2012 and an updated facility in Newville, PA. Advertising increased due to higher production costs in the third quarter of 2013 compared to 2012. Legal and professional fees were relatively flat quarter over quarter, while data processing fees increased as the Bank added online initiatives for customer efficiency and protection, including mobile banking, mobile express deposit, online account opening and enhanced authentication for online banking logons. ATM/debit card processing increased from start-up costs incurred by the Bank to begin printing debit cards in-house. Other expenses were down, as the third quarter of 2013 had lower expenses for loan collection activities and carrying costs for other real estate owned compared to same period in 2012.

The following table presents a comparison of noninterest expense for the three months ended September 30, 2013 and 2012:

	For the Three Months Ended
(Dollars in thousands)	September 30		Change
Noninterest Expense	2013	2012	Amount	%
Salaries and benefits	$3,977	$4,141	$(164)	(4.0)
Net occupancy expense	566	499	67	13.4
Furniture and equipment expense	239	226	13	5.8
Advertising	386	315	71	22.5
Legal and professional fees	233	252	(19)	(7.5)
Data processing	472	382	90	23.6
Pennsylvania bank shares tax	204	187	17	9.1
Intangible amortization	106	109	(3)	(2.8)
FDIC insurance	245	274	(29)	(10.6)
ATM/debit card processing	174	162	12	7.4
Other	780	808	(28)	(3.5)
Total noninterest expense	$7,382	$7,355	$27	0.4

Provision for Income Taxes

For the third quarter of 2013 the Corporation recorded a Federal income tax expense of $583 thousand compared to $318 thousand for the same quarter in 2012. Tax expense was higher in 2013, due to more pre-tax income and a lower ratio of tax-free to taxable income in 2013 as compared to 2012. As a result, the effective tax rate increased quarter over quarter to 21.1% for the third quarter of 2013 compared to 15.4% for 2012. All taxable income for the Corporation is taxed at a rate of 34%.

Comparison of the nine months ended September 30, 2013 to the nine months ended September 30, 2012:

Net Interest Income

Tax equivalent net interest income for the first nine months of 2013 decreased $846 thousand. Average interest-earning assets decreased $428 thousand from 2012 and the yield on these assets decreased by 38 basis points. The average balance of investment securities increased $14.9 million while average loans decreased $25.5 million (3.3%) year over year. Average mortgage loans increased $18.5 million, but the increase was more than offset by a decrease in the average balance of commercial loans and consumer loans. Average commercial loans decreased $33.2 million, as commercial loans continue to run-off. Average consumer loans, including home equity loans, decreased $10.8 million, as consumers continue to borrow less.

Interest expense was $3.5 million for the first nine months of 2013, a decrease of $2.0 million from the 2012 total of $5.5 million. Average interest-bearing liabilities decreased $6.7 million to $823.1 million for 2013 from an average balance of $829.7 million in 2012. The average cost of these liabilities decreased from .88% in 2012 to .57% in 2013. Average interest-bearing deposits increased $41.4 million, due to increases in interest checking and savings accounts ($53.5 million), and money management deposits ($28.9 million). The cost of interest-bearing deposits decreased from .73% to .53%. Securities sold under agreements to repurchase (Repos) decreased $16.6 million on average over the prior year while the average rate remained constant at .15% in both years. The average balance of long-term debt decreased by $31.5 million, primarily due to prepayments on Federal Home Loan Bank of Pittsburgh (FHLB) advances in 2012.

The changes in the balance sheet and interest rates resulted in a decrease in tax equivalent net interest income of $846 thousand to $24.6 million in 2013 compared to $25.5 million in 2012. The Bank’s net interest margin decreased from 3.51% in 2012 to 3.40% in 2013. The decrease in the net interest margin is the result of a decrease in the rate on interest-earning assets of 38 basis points, while the yield on interest-bearing liabilities only decreased 31 basis points. Tax equivalized net interest income decreased $846 thousand during the year, due to a $1.5 million decrease from lower rates, which was partially offset by a $612 thousand increase from volume.

The following table presents average balances, tax-equivalent (T/E) interest income, and yields earned or rates paid on the assets or liabilities. All nontaxable interest income has been adjusted to a tax-equivalent basis using a tax rate of 34%.

	For the Nine Months Ended September 30
	2013			2012

	Average	Income or	Average	Average	Income or	Average
(Dollars in thousands)	balance	expense	yield/rate	balance	expense	yield/rate

Interest-earning assets:
Interest-bearing obligations of other
banks and federal funds sold	$81,561	$180	0.29%	$71,409	$148	0.28%
Investment securities:
Taxable	105,842	1,253	1.58%	93,750	1,385	1.97%
Nontaxable	42,362	1,671	5.26%	39,557	1,636	5.51%
Loans:
Commercial, industrial and agricultural	590,762	19,390	4.31%	623,971	21,721	4.58%
Residential mortgage	76,849	2,511	4.37%	58,325	2,295	5.24%
Home equity loans and lines	59,771	2,607	5.83%	68,084	3,109	6.08%
Consumer	10,048	488	6.49%	12,527	638	6.78%
Loans	737,430	24,996	4.48%	762,907	27,763	4.85%

Total interest-earning assets	967,195	28,100	3.88%	967,623	30,932	4.26%
Other assets	72,473			72,906
Total assets	$1,039,668			$1,040,529

Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$168,381	110	0.09%	$120,125	65	0.07%
Money Management	391,649	1,470	0.50%	362,705	1,875	0.69%
Savings	60,183	42	0.09%	54,899	47	0.11%
Time	155,022	1,454	1.25%	196,121	2,033	1.38%
Total interest-bearing deposits	775,235	3,076	0.53%	733,850	4,020	0.73%

Securities sold under agreements to repurchase	35,414	40	0.15%	51,990	59	0.15%
Long- term debt	12,411	367	3.95%	43,901	1,390	4.22%
Total interest-bearing liabilities	823,060	3,483	0.57%	829,741	5,469	0.88%
Noninterest-bearing deposits	116,483			108,802
Other liabilities	7,750			13,161
Shareholders' equity	92,375			88,825
Total liabilities and shareholders' equity	$1,039,668			$1,040,529
T/E net interest income/Net interest margin		24,617	3.40%		25,463	3.51%
Tax equivalent adjustment		(1,181)			(1,252)
Net interest income		$23,436			$24,211

All nontaxable interest income has been adjusted to a tax-equivalent basis, using a tax rate of 34%.

Provision for Loan Losses

For 2013, the Bank recorded net charge-offs of $958 thousand compared to $3.2 million in 2012. The charge-offs were more than offset by the year-to-date provision expense of $2.0 million and as a result, the allowance for loan losses (ALL) increased $997 thousand over year-end 2012. For more information refer to the Loan Quality and Allowance for Loan Losses discussion in the Financial Condition section.

Noninterest Income

For the first nine months of 2013, noninterest income increased $25 thousand from the same period in 2012. Investment and trust service fees increased due to higher asset management fees and nonrecurring estate fees, while commissions on the sale of insurance and investment products lagged behind 2012. Loan service charges decreased as mortgage production declined in 2013 compared to 2012. Mortgage banking activites increased as 2013 had reversals of prior impairment charges, compared to impairment charges in 2012. Deposit service charges decreased due to lower retail and commercial overdraft fees. Losses on other real estate owned increased in 2013 due to writedowns on properties. The Bank had OTTI losses on equity securities and additional writedowns on bond securities in 2013 compared to 2012. Securities gains were recorded during both periods.

The following table presents a comparison of noninterest income for the nine months ended September 30, 2013 and 2012:

	For the Nine Months Ended
	September 30		Change
(Dollars in thousands)	2013	2012	Amount	%
Noninterest Income
Investment and trust services fees	$3,288	$2,984	$304	10.2
Loan service charges	674	869	(195)	(22.4)
Mortgage banking activities	36	(8)	44	550.0
Deposit service charges and fees	1,359	1,432	(73)	(5.1)
Other service charges and fees	687	657	30	4.6
Debit card income	917	859	58	6.8
Increase in cash surrender value of life insurance	455	493	(38)	(7.7)
Other real estate owned (losses) gains, net	(260)	(169)	(91)	(53.8)
Other	179	154	25	16.2
OTTI losses recognized in earnings	(75)	(50)	(25)	(50.0)
Securities gains (losses), net	30	44	(14)	(31.8)
Total noninterest income	$7,290	$7,265	$25	0.3

Noninterest Expense

Noninterest expense for the first nine months of 2013 increased $629 thousand compared to the same period in 2012. The increase in salaries and benefits was primarily due to filling open positions and annual salary adjustments ($215 thousand) and health insurance expense ($417 thousand), but these increases were partially offset by a $385 thousand decrease in pension expense. Occupancy and equipment expense increased due to a new branch in Mechanicsburg that opened in the fourth quarter of 2012 and an updated facility in Newville. Legal and professional fees increased due to consulting expenses, while data processing fees increased as the Bank added online initiatives for customer efficiency and protection, including mobile banking, mobile express deposit, online account opening and enhanced authentication with online banking logons. ATM/debit card processing increased from start-up costs incurred by the Bank to begin printing debit cards in house.

The following table presents a comparison of noninterest expense for the nine months ended September 30, 2013 and 2012:

	For the Nine Months Ended
(Dollars in thousands)	September 30		Change
Noninterest Expense	2013	2012	Amount	%
Salaries and benefits	$12,208	$12,097	$111	0.9
Net occupancy expense	1,702	1,510	192	12.7
Furniture and equipment expense	730	653	77	11.8
Advertising	1,039	1,024	15	1.5
Legal and professional fees	871	791	80	10.1
Data processing	1,317	1,234	83	6.7
Pennsylvania bank shares tax	612	560	52	9.3
Intangible amortization	319	327	(8)	(2.4)
FDIC insurance	760	803	(43)	(5.4)
ATM/debit card processing	520	468	52	11.1
Other	2,513	2,495	18	0.7
Total noninterest expense	$22,591	$21,962	$629	2.9

Provision for Income Taxes

For the first nine months of 2013 the Corporation recorded a Federal income tax expense of $1.1 million compared to $893 thousand for the same period in 2012. Tax expense was higher in 2013, due to more pre-tax income and a lower ratio of tax-free to taxable income in 2013 as compared to 2012. The effective tax rate increased to 17.6% for the first nine months of 2013 compared to 15.1% for 2012. All taxable income for the Corporation is taxed at a rate of 34%.

Financial Condition

Summary:

At September 30, 2013, assets totaled $1.003 billion, a decrease of $24.1 million from the 2012 year-end balance of $1.027 billion. Investment securities increased $29.4 million, while net loans decreased $34.4 million. Deposits decreased $8.6 million in the first nine months of 2013 due to decreases in time deposits. Shareholders’ equity increased $1.7 million during the first nine months as retained earnings increased approximately $3.0 million and the Corporation’s Dividend Reinvestment Plan (DRIP) added an additional $582 thousand in new capital.

Cash and Cash Equivalents:

Cash and cash equivalents totaled $61.6 million at September 30, 2013 a decrease of $16.2 million from the prior year-end balance of $77.8 million. The decrease is due primarily to the purchase of securities in the investment portfolio, brokered CD maturities and FHLB term loan prepayments. The funds are invested in interest-bearing deposit accounts, primarily at the Federal Reserve.

Investment Securities:

The investment portfolio increased $29.4 million since year-end 2012. The Bank has invested $65.3 million during the year with the majority of the purchases (92%) in U.S. Agency mortgage-backed securities. U.S. Agency mortgage-backed securities and municipal bonds continue to comprise the greatest portion of the portfolio at 51% and 36% of the portfolio respectively.

The investment portfolio had a net unrealized loss of $774 thousand at the end of the quarter compared to an unrealized gain of $2.5 million at the end of 2012. This decline occurred primarily in the municipal bond sector which experienced a decline in its net unrealized gain of $2.8 million since the end of the prior year. This decline in value is the result of an increase in interest rates during the year. The trust preferred bonds show the largest net unrealized loss, but the loss of $789 thousand is less than it was at the end of 2012. The portfolio averaged $147.8 million for the year with a yield of 2.64% compared to an average of $129.1 million and a yield of 3.11% for the same period in 2012. The Bank expects the yield on the portfolio to continue to decline as higher yielding bonds pay-down or mature and reinvestment yields remain low.

The equity portfolio is comprised of bank stocks and the Bank and the Corporation each maintain separate equity portfolios. During the second quarter, both the Bank and the Corporation sold equity securities and the amortized cost basis of this sector was reduced by nearly 50%. The municipal bond portfolio is well diversified geographically (issuers from within 27 states) and is comprised primarily of general obligation bonds (70%). Most municipal bonds have credit enhancements in the form of private bond insurance or other credit support. The largest geographic municipal bond exposure is to twenty issuers in the state of Texas with a fair value of $9.8 million and eleven issuers in the state of Pennsylvania with a fair value of $6.2 million. The municipal bond portfolio contains $55.3 million of bonds rated A or higher, $620 thousand rated lower than A (but above noninvestment grade), and $2.1 million (5 issues) that are not rated by Moody’s rating agency. No municipal bonds are rated below investment grade. The Bank holds one variable rate corporate bond in the financial services sector and it is rated A3 by Moody’s.

The trust preferred investments are comprised of seven single issuer trust preferred securities with an amortized cost of $5.9 million and a fair value of $5.1 million. The Bank has six private-label mortgage backed securities (PLMBS) with an amortized cost of $2.1 million and a fair value of $2.1 million.

The amortized cost and estimated fair value of investment securities available for sale as of September 30, 2013 and December 31, 2012 is as follows:

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
September 30, 2013	cost	gains	losses	value
Equity securities	$1,399	$121	$(6)	$1,514
U.S. Government agency securities	11,939	118	(130)	11,927
Municipal securities	58,010	1,426	(1,390)	58,046
Corporate debt securities	1,003	-	(2)	1,001
Trust preferred securities	5,918	-	(789)	5,129
Agency mortgage-backed securities	83,140	776	(880)	83,036
Private-label mortgage-backed securities	2,075	23	(36)	2,062
Asset-backed securities	51	-	(5)	46
	$163,535	$2,464	$(3,238)	$162,761

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
December 31, 2012	cost	gains	losses	value
Equity securities	$2,104	$92	$(255)	$1,941
U.S. Government agency securities	12,657	156	(4)	12,809
Municipal securities	58,395	2,984	(163)	61,216
Corporate debt securities	1,005	-	(11)	994
Trust preferred securities	5,905	-	(1,075)	4,830
Agency mortgage-backed securities	48,121	1,029	(84)	49,066
Private-label mortgage-backed securities	2,539	10	(123)	2,426
Asset-backed securities	59	-	(13)	46
	$130,785	$4,271	$(1,728)	$133,328

The following table provides additional detail about the Bank’s trust preferred securities as of September 30, 2013:

(Dollars in thousands)
Deal Name	Single Issuer or Pooled	Class	Amortized Cost	Fair Value	Gross Unrealized Gain (Loss)	Lowest Credit Rating Assigned	Number of Banks Currently Performing	Deferrals and Defaults as % of Original Collateral	Expected Deferral/ Defaults as a Percentage of Remaining Performing Collateral

Huntington Cap Trust	Single	Preferred Stock	$935	$816	$(119)	BB	1	None	None
Huntington Cap Trust II	Single	Preferred Stock	884	786	(98)	BB	1	None	None
BankAmerica Cap III	Single	Preferred Stock	960	802	(158)	Ba2	1	None	None
Wachovia Cap Trust II	Single	Preferred Stock	275	249	(26)	BBB+	1	None	None
Corestates Captl Tr II	Single	Preferred Stock	931	846	(85)	BBB+	1	None	None
Chase Cap VI JPM	Single	Preferred Stock	960	829	(131)	BBB	1	None	None
Fleet Cap Tr V	Single	Preferred Stock	973	801	(172)	Ba2	1	None	None
			$5,918	$5,129	$(789)

The following table provides additional detail about private label mortgage-backed securities as of September 30, 2013:

(Dollars in thousands)				Gross				Cumulative
	Origination	Amortized	Fair	Unrealized	Collateral	Lowest Credit	Credit	OTTI
Description	Date	Cost	Value	Gain (Loss)	Type	Rating Assigned	Support %	Charges
RALI 2004-QS4 A7	3/1/2004	$213	$212	$(1)	ALT A	BBB+	12.22	$-
MALT 2004-6 7A1	6/1/2004	450	461	11	ALT A	CCC	13.80	-
RALI 2005-QS2 A1	2/1/2005	340	351	11	ALT A	CC	6.22	10
RALI 2006-QS4 A2	4/1/2006	624	611	(13)	ALT A	D	-	293
GSR 2006-5F 2A1	5/1/2006	106	107	1	Prime	D	-	15
RALI 2006-QS8 A1	7/28/2006	342	320	(22)	ALT A	D	-	197
		$2,075	$2,062	$(13)				$515

The investment portfolio contained one hundred three securities with $80.9 million of temporarily impaired fair value and $3.2 million in unrealized losses. The unrealized loss position has increased by $1.5 million over year-end 2012. The increase in unrealized loss occurred in the municipal bond and the U.S. Agency mortgage-backed securities portfolios, while the trust preferred sector showed a decline in the unrealized loss. The change in the fair value of municipal and mortgage-backed securities portfolios was driven by an increase in interest rates.

For securities with an unrealized loss, Management applies a systematic methodology in order to perform an assessment of the potential for other-than-temporary impairment. In the case of debt securities, investments considered for other-than-temporary impairment: (1) had a specified maturity or repricing date; (2) were generally expected to be redeemed at par, and (3) were expected to achieve a recovery in market value within a reasonable period of time. In addition, the Bank considers whether it intends to sell these securities or whether it will be forced to sell these securities before the earlier of amortized cost recovery or maturity. Equity securities are assessed for other-than-temporary impairment based on the length of time of impairment, dollar amount of the impairment and general market and financial conditions relating to specific issues. The impairment identified on debt and equity securities and subject to assessment at September 30, 2013, was deemed to be temporary and required no further adjustments to the financial statements, unless otherwise noted.

The following table reflects temporary impairment in the investment portfolio (excluding restricted stock), aggregated by investment category, length of time that individual securities have been in a continuous unrealized loss position and the number of securities in each category as of September 30, 2013 and December 31, 2012:

	September 30, 2013
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

Equity securities	$373	$(3)	2	$13	$(3)	1	$386	$(6)	3
U.S. Government agency securities	3,878	(111)	6	3,907	(19)	7	7,785	(130)	13
Municipal securities	18,343	(1,253)	26	1,683	(137)	2	20,026	(1,390)	28
Corporate debt securities	-	-	-	1,001	(2)	1	1,001	(2)	1
Trust preferred securities	-	-	-	5,129	(789)	7	5,129	(789)	7
Agency mortgage-backed securities	44,184	(874)	43	1,199	(6)	2	45,383	(880)	45
Private-label mortgage-backed securities	-	-	-	1,143	(36)	3	1,143	(36)	3
Asset-backed securities	-	-	-	46	(5)	3	46	(5)	3
Total temporarily impaired securities	$66,778	$(2,241)	77	$14,121	$(997)	26	$80,899	$(3,238)	103

	December 31, 2012
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

Equity securities	$226	$(20)	3	$1,236	$(235)	13	$1,462	$(255)	16
U.S. Government agency securities	938	(1)	1	3,346	(3)	6	4,284	(4)	7
Municipal securities	8,789	(163)	10	-	-	-	8,789	(163)	10
Corporate debt securities	-	-	-	994	(11)	1	994	(11)	1
Trust preferred securities	-	-	-	4,830	(1,075)	7	4,830	(1,075)	7
Agency mortgage-backed securities	6,869	(68)	8	2,664	(16)	6	9,533	(84)	14
Private-label mortgage-backed securities	-	-	-	1,875	(123)	5	1,875	(123)	5
Asset-backed securities	-	-	-	46	(13)	3	46	(13)	3
Total temporarily impaired securities	$16,822	$(252)	22	$14,991	$(1,476)	41	$31,813	$(1,728)	63

The municipal bond portfolio contains the largest unrealized loss in the portfolio at $1.4 million. The unrealized loss is $1.2 million greater than it was at year-end 2012. The decline in value is due to an increase in interest rates since year-end and is believed to be non-credit related; therefore, no impairment charges were recorded.

The trust preferred portfolio has shown a slight improvement in value since year end. At September 30, 2013 this sector contained seven securities with a fair value of $5.1 million and an unrealized loss of $789 thoudand, representing a slight improvement over year-end 2012. The trust-preferred securities held by the Bank are single entity issues, not pooled trust preferred securities. Therefore, the impairment review of these securities is based only on the issuer and the security cannot be impaired by the performance of other issuers as if it was a pooled trust-preferred bond. All of the Bank’s trust preferred securities are single issue, variable rate notes with long maturities (2027 – 2028). None of these bonds have suspended or missed a dividend payment. At September 30, 2013, the Bank believes it will be able to collect all interest and principal due on these bonds and no other-than-temporary-impairment charges were recorded. See the Trust Preferred Securities table for additional information.

The PLMBS sector shows a gross unrealized loss of $36 thousand, an improvement over the $123 thousand unrealized loss at December 31, 2012. These bonds were all rated AAA at time of purchase, but have since experienced rating declines. Some have experienced increased delinquencies and defaults, while others have seen the credit support increase as the bonds paid-down. The Bank monitors the performance of the PLMBS investments on a regular basis and reviews delinquencies, default rates, credit support levels and various cash flow stress test scenarios. In determining the credit related loss, Management considers all principal past due 60 days or more as a loss. If additional principal moves beyond 60 days past due, it will also be considered a loss. As a result of the analysis on PLMBS it was determined that an impairment charge of $25 thousand was required at quarter end. The Bank has recorded $515 thousand of cumulative impairment charges on this portfolio. Management continues to monitor these securities and it is possible that additional write-downs may occur if current loss trends continue. The Bank is currently participating in a class-action lawsuit against one PLMBS servicer that centers on defective warranties and representations made as part of the underwriting process. See the PLMBS table above for additional information.

The following table represents the cumulative credit losses on debt securities recognized in earnings as of September 30, 2013.

Nine Months
(Dollars in thousands)	Ended
September 30, 2013
Balance of cumulative credit losses on securities, January 1, 2013	$490
Additions for credit losses recorded which were not previously recognized as components of earnings	25
Balance of cumulative credit losses on securities, September 30, 2013	$515

The Bank held $1.9 million of restricted stock at September 30, 2013. Except for $30 thousand, this investment represents stock in FHLB Pittsburgh. The Bank is required to hold this stock to be a member of FHLB and it is carried at cost of $100 per share. FHLB Pittsburgh has repurchased $1.7 million of its capital stock during the year. FHLB stock is evaluated for impairment primarily based on an assessment of the ultimate recoverability of its cost. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support its operations. There is not a public market for FHLB stock and the benefits of FHLB membership (e.g., liquidity and low cost funding) add value to the stock beyond purely financial measures. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment.

Loans:

Residential real estate: This category is comprised of consumer purpose loans secured by residential real estate and to a lesser extent, commercial purpose loans secured by residential real estate. The consumer purpose category represents traditional residential mortgage loans and home equity products (primarily junior liens and lines of credit). Total consumer real estate loans increased over 2012 as the result of an increase in residential first lien mortgages because the Bank retained more production in its portfolio in 2013. The loans that were retained were identified as part of a selective retention program designed to hold mortgages the Bank believes will have a shorter than average life. The Bank expects to continue the selective retention program throughout 2013 and expects to see this balance continue to increase. In the first nine months of 2013, the Bank originated $29.8 million in mortgages, including approximately $7.9 million for a fee through a third party brokerage agreement. The Bank does not originate or hold any loans that would be considered sub-prime or Alt-A, and does not generally originate mortgages outside of its primary market area.

Home equity lending has continued to be slow and the Bank has seen both the fixed rate loan product and the variable rate line product continue to decline in 2013. Many consumers have seen the equity in their homes disappear or have been reluctant to borrow due to uncertainty in the economy. Despite low rates, the Bank expects that home equity lending will not pick up significantly until the overall economy improves.

Commercial purpose loans in this category represent loans made for various business needs, but are secured with residential real estate. In addition to the real estate collateral, it is possible that additional security is provided by personal guarantees or UCC filings. These loans are underwritten as commercial loans and are not originated to be sold.

Residential real estate construction: The largest component of this category represents loans to residential real estate developers ($8.0 million), while loans for individuals to construct personal residences totaled $2.8 million at September 30, 2013. The Bank’s exposure to residential construction loans is concentrated primarily in south central Pennsylvania. Real estate construction loans, especially land development loans, frequently provide an interest reserve in order to assist the developer during the development stage when minimal cash flow is generated. All real estate construction loans are underwritten in the same manner, regardless of the use of an interest reserve. At September 30, 2013, the Bank had $6.8 million in residential real estate construction loans funded with an interest reserve and capitalized $67 thousand of interest from these reserves on active projects. Real estate construction loans are monitored on a regular basis by either an independent third party inspector or the assigned loan officer depending on loan amount or complexity of the project. This monitoring process includes at a minimum, the submission of invoices and AIA documents of costs incurred by the borrower, on-site inspections, and a signature by the assigned loan officer for disbursement of funds.

Commercial loans and commercial real estate: Loans in this category include commercial, industrial, farm, agricultural, and municipal government loans. Collateral for these loans may include commercial real estate, farm real estate, equipment or other business assets. Total commercial loans decreased to $499.0 million from $530.6 million at the end of 2012, a decrease of 5.9%. Of the $31.6 million decrease, $1.8 million was a pay-off for a loan in nonaccrual during the first quarter, $12.5 million were payoffs on five large credits in the second quarter, and $8.4 million were payoffs on three large credits in the third quarter. The largest sectors (by collateral) in the commercial real estate category are: land development ($59.2 million), hotels and motels ($40.5 million), office buildings ($36.8 million) farm land ($38.0 million), auto delaerships ($19.9 million) and shopping centers ($14.9) million. The largest sectors (by industry) in the commercial loan category are: manufacturing ($21.5 million), utilities ($18.9 million), retail trade ($15.2 million) and construction ($14.3 million). The Bank is very active in its market in pursuing commercial lending opportunities, but supplements in-market growth with purchased loan participations. The Bank purchases commercial loan participations in an effort to increase its commercial lending and diversify its loan mix, both geographically and by industry sector. Purchased loans are originated primarily within the south central Pennsylvania market and are purchased from only a few select counter parties. These loans usually represent an opportunity to participate in larger credits that are not available in market, with the benefit of lower origination and servicing costs. In the first nine months of 2013, the Bank purchased $14.9 million of loan participations and commitments. At September 30, 2013, the Bank held $130.6 million in purchased loan participations in its portfolio compared to $142.9 million at year-end 2012.

Consumer loans decreased $1.5 million due primarily to regular payments and maturities. The consumer portfolio will continue to run-down, as consumers are unwilling to increase their debt.

The following table a summary of loans outstanding, by primary collateral as of:

			Change
(Dollars in thousands)	September 30, 2013	December 31, 2012	Amount	%
Residential Real Estate 1-4 Family
Consumer first liens	$103,388	$93,790	$9,598	10.2
Consumer junior liens and lines of credit	33,750	35,494	(1,744)	(4.9)
Total consumer	137,138	129,284	7,854	6.1

Commercial first lien	57,882	60,809	(2,927)	(4.8)
Commercial junior liens and lines of credit	6,176	6,794	(618)	(9.1)
Total	64,058	67,603	(3,545)	(5.2)
Total residential real estate 1-4 family	201,196	196,887	4,309	2.2

Residential real estate - construction
Consumer purpose	2,795	3,255	(460)	(14.1)
Commercial purpose	7,986	12,177	(4,191)	(34.4)
Total residential real estate construction	10,781	15,432	(4,651)	(30.1)

Commercial, industrial and agricultural real estate	348,721	363,874	(15,153)	(4.2)
Commercial, industrial and agricultural	150,323	166,734	(16,411)	(9.8)
Total commercial, industrial and agricultural	499,044	530,608	(31,564)	(5.9)

Consumer	9,130	10,652	(1,522)	(14.3)
	720,151	753,579	(33,428)	(4.4)
Less: Allowance for loan losses	(11,376)	(10,379)	(997)	9.6
Net Loans	$708,775	$743,200	$(34,425)	(4.6)

Included in the loan balances are the following:
Net unamortized deferred loan costs	$367	$456
Unamortized discount on purchased loans	$(106)	$(129)

Loans pledged as collateral for borrowings and commitments from:
FHLB	$592,392	$657,684
Federal Reserve Bank	71,128	112,613
	$663,520	$770,297

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

Watch list loans exhibit financial weaknesses that increase the potential risk of default or loss to the Bank. However, inclusion on the watch list, does not by itself, mean a loss is certain. The watch list includes both performing and nonperforming loans. Watch list loans totaled $87.1 million at quarter-end compared to $104.3 million at the prior year-end. The watch list is comprised of $24.8 million rated 6 and $62.4 million rated 7. The balance of watch list loans has declined $17.2 million since 2012 year-end. At December 31, 2012, the Bank had one loan for $2.8 million rated 8. The Bank secured additional collateral to fully secure the loan, restructured the loan as a TDR during the second quarter and has since upgraded the rating to 7. The Bank has no loans rated 9 (Loss). The Bank’s Loan Management Committee reviews these loans and risk ratings on a quarterly basis in order to proactively identify and manage problem loans. In addition, a committee meets monthly to discuss possible workout strategies for OREO and all credits rated 7 or worse. Management also tracks other commercial loan risk measurements including high loan to value loans, concentrations, participations and policy exceptions and reports these to the Credit Risk Oversight Committee of the Board of Directors. The Bank also uses a third-party consultant to assist with internal loan review with a goal of reviewing 60% of commercial loans each year. The FDIC defines certain supervisory loan-to-value lending limits. The Bank’s internal loan–to-value limits are all equal to, or have a lower loan-to-value limit, than the supervisory limits. At September 30, 2013, the Bank had loans of $28.3 million that exceeded the supervisory limit.

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

The following table presents a summary of nonperforming assets:

	September 30, 2013		December 31, 2012
		% of Loan		% of Loan
(Dollars in thousands)	Balance	Segment	Balance	Segment

Nonaccrual loans
Residential Real Estate 1-4 Family
First liens	$2,960	2.1	$3,584	2.3
Junior liens and lines of credit	417	1.5	758	1.8
Total	3,377	1.9	4,342	2.2
Residential real estate - construction	542	4.5	557	3.6
Commercial, industrial and agricultural real estate	22,318	6.7	28,659	7.9
Commercial, industrial and agricultural	2,434	1.6	2,836	1.7
Total nonaccrual loans	28,671		36,394

Loans past due 90 days or more and not included above
Residential Real Estate 1-4 Family
First liens	52		120
Junior liens and lines of credit	41		112
Total	93		232
Commercial, industrial and agricultural	68		315
Consumer	10		16
Total loans past due 90 days or more and still accruing	171		563

Total nonperforming loans	28,842		36,957

Other real estate owned	4,738		5,127
Total nonperforming assets	$33,580		$42,084

Nonaccrual loans to total gross loans	3.98%		4.83%
Nonperforming loans to total gross loans	4.00%		4.90%
Nonperforming assets to total assets	3.35%		4.10%
Allowance for loan losses to nonperforming loans	39.44%		28.08%

As measured by the level of nonperforming loans, loan quality has improved during 2013. Nonperforming loans have decreased by $8.1 million with the majority of the decrease coming in the nonaccrual commercial real estate sector. During the year, four large credits were moved off of nonaccrual. One credit for $1.8 million paid-off, and three credits totaling $6.7 million were returned to accrual status. Of the $6.7 million returned to accrual status, $4.2 million (2 credits) are loans that were previously restructured. The decrease in nonaccrual loans was partially offset by the addition of two new credits to nonaccrual for $3.9 million (Credits 8 and 9, Significant Nonaccrual table) during the year. The nonaccrual table identifies the most significant loans in nonaccrual status. These nine nonaccrual loans account for 82% of the total nonaccrual balance. Also included in the nonaccrual total is $9.6 million of loans classified as troubled debt restructurings (TDR). A TDR loan is maintained on nonaccrual status until a satisfactory repayment history is established. It is possible that other nonaccrual loans could be removed from nonaccrual status in 2013. However, it is also possible that other loans may become delinquent and nonperforming loans could remain at a high level due to lengthy workout periods on these loans. All loans on the watch list (loans rated 6 or worse) that are not reported as nonperforming loans are considered potential problem loans. Potential problem loans at September 30, 2013 totaled $58.3 million compared to $67.3 million at year-end 2012.

The following table provides information on the most significant nonaccrual loans as of September 30, 2013.

		ALL	Nonaccrual			Last
(Dollars in thousands)	Balance	Reserve	Date	Collateral	Location	Appraisal(1)

Credit 1 - commercial real estate development	$3,421	$-	Dec-10	1st lien on 92 acres undeveloped commercial real estate	PA	Jan-13	$3,718

Credit 2 - construction	981	-	Aug-11	1st lien on commercial and residential properties and 70 acres of farmland	PA	Jun-13	$1,272

Credit 3 - residential real estate development	2,118	-	Mar-12	1st and 2nd liens on commercial real estate, residential real estate and business assets	PA	Sep-12	$4,619

Credit 4 - residential real estate development	2,069	831	Jun-12	1st lien residential development land - 75 acres	WV	Jun-12	$2,550

				2nd lien residential real estate	PA

Credit 5 - residential real estate development	1,573	398	Apr-12	1st and 2nd liens on residential real estate	PA	May-13	$1,993

Credit 6 - residential real estate development	7,523	-	Sep-12	1st lien residential real estate development -376 acres and other commercial and residential properties	PA	Jun-13	$9,422

Credit 7 - warehousing	2,066	-	Oct-12	1st lien on commercial refrigerated warehouse	PA	Feb-13	$5,995

Credit 8 - agriculture/food production	2,631	1,014	Mar-13	Liens on land, commercial and residential real estate and business assets	PA	Feb-13	$3,698

Credit 9 - residential real estate development	1,262	318	Sep-13	1st lien on 12 improved residential building lots and 1st lien on 43 acres	PA	Jun-13	$1,410

	$23,644	$2,561

(1) Appraisal value, as reported, does not reflect the pay-off of any senior liens or the cost to liquidate the collateral, but does reflect only the Bank’s share of the collateral if it is a participated loan.

Credit 1 has been charged down by $3.1 million since being placed on nonaccrual due to declining appraisal values, including a write-down of $167 thousand in the first quarter of 2013. This credit is part of a participated loan and the foreclosure process is held up in court. Credit 2 is in the process of foreclosure. Credit 3 is a TDR that is not performing in accordance with the modified terms and is more than 30 days past due. Credit 4 was written down by $259 thousand in 2012 and foreclosure is likely in 2013. Credit 5 property is listed for sale and exploring restructuring options. Credit 6 provided additional real estate collateral in 2013 and was restructured as a TDR. Credit 7 is a participated loan and the lead bank is developing a workout strategy. Credit 8 is new nonaccrual loan in 2013 and the borrower and guarantor have filed bankruptcy. Credit 9 is a new nonaccrual loan in 2013.

In addition to monitoring nonaccrual loans, the Bank also closely monitors impaired loans and troubled debt restructurings (TDR). A loan is considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all interest and principal payments due according to the originally contracted terms of the loan agreement. All nonaccrual loans (excluding consumer purpose loans) and TDR loans are considered impaired. In addition, the Bank reviews all other loans rated 7 or worse for impaired status. Impaired loans totaled $37.4 million at quarter-end compared to $39.4 million at year-end 2012. See Note 7 in the accompanying financial statements for a note that reports on impaired loans.

A loan is considered a troubled debt restructuring (TDR) if the creditor (the Bank), for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The Bank reviews all loans rated 6 or worse when it is providing a loan restructure, modification or new credit facility to determine if the action is a TDR. If a TDR loan is placed on nonaccrual status, it remains on nonaccrual status for at least six months to ensure performance. All TDR loans, except four loans to one borrower ($2.1 million – Credit 3 Significant Nonaccural table) are in compliance with their modified terms. The non-compliant loans are 30 days or more past due. The largest TDR loan that remains on nonaccrual status is credit 6 on the Significant Nonaccrual table. All of the TDR loans are commercial purpose loans except for four consumer purpose real estate secured loans totaling $390 thousand. See Note 7 in the accompanying financial statements for a note that identifies TDR loans in the portfolio.

The Bank holds $4.7 million of other real estate owned (OREO), comprised of ten properties compared to $5.1 million and ten properties at December 31, 2012. The largest property ($2.8 million, property 2, OREO table below) was added in 2012 and represents a failed residential real estate development in south-central Pennsylvania. This property was written-down by $800 thousand in December 2012. Property 1 has been written down by $216 thousand in 2013. The following table provides additional information on significant other real estate owned properties:

September 30, 2013
(Dollars in thousands)	Date				Last
	Acquired	Balance	Collateral	Location	Appraisal

Property 1	2011	$912	unimproved and improved real estate for residential development on four separate tracts totaling 150 acres	PA	Nov-12
					$2,141

Property 2	2012	2,758	1st, 2nd, and 3rd liens residential development land - four tracts with 294 acres	PA	Aug-12
					$3,292
		$3,670

At September 30, 2013, the Bank had $1.1 million of residential properties in the process of foreclosure.

Allowance for Loan Losses:

Management performs a monthly evaluation of the adequacy of the allowance for loan losses (ALL). The ALL is determined by segmenting the loan portfolio based on the loan’s collateral. The Bank further classifies the portfolio based on the primary purpose of the loan, either consumer or commercial. When calculating the ALL, consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, historical charge-offs, the adequacy of the underlying collateral (if collateral dependent) and other relevant factors. The Bank begins enhanced monitoring of all loans rated 6 (OAEM) or worse, and obtains a new appraisal or asset valuation for any loan rated 7 (substandard) or worse. Management, at its discretion, may determine that additional adjustments to the appraisal or valuation are required. Valuation adjustments will be made as necessary based on factors, including, but not limited to: the economy, deferred maintenance, industry, type of property/equipment, age of the appraisal, etc. and the knowledge Management has about a particular situation. In addition, the cost to sell or liquidate the collateral is also estimated and deducted from the valuation in order to determine the net realizable value to the Bank. When determining the allowance for loan losses, certain factors involved in the evaluation are inherently subjective and require material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans. Management monitors the adequacy of the allowance for loan losses on an ongoing basis and reports its adequacy quarterly to the Credit Risk Oversight Committee of the Board of Directors. Management believes that the allowance for loan losses at September 30, 2013 is adequate.

The analysis for determining the ALL is consistent with guidance set forth in generally accepted accounting principles (GAAP) and the Interagency Policy Statement on the Allowance for Loan and Lease Losses. The analysis has two components, specific and general allocations. The specific component addresses specific reserves established for impaired loans. A loan is considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all interest and principal payments due according to the originally contracted terms of the loan agreement. Collateral values discounted for market conditions and selling costs are used to establish specific allocations for impaired loans. It is possible that as a result of the credit analysis, a specific reserve is not required for an impaired loan. For impaired loans with balances less than $100 thousand and consumer purpose loans, a specific reserve analysis is not performed and these loans are added to the general allocation pool. The increase in impaired loans with a specific allowance established is due primarily to the addition of Credits 4, 8, and 9 (Significant Nonaccrual table) in 2013. See Note 7 in the accompanying financial statements for a table that reports impaired loans and the specific reserve established for impaired loans.

The general allocation component addresses the reserves established for pools of homogenous loans. The general component includes a quantitative and qualitative analysis. When calculating the general allocation, the Bank segregates its loan portfolio into the following sectors based primarily on the type of supporting collateral: residential real estate, commercial, industrial or agricultural real estate; commercial and industrial (C&I non-real estate), and consumer. The residential real estate sector is further segregated by first lien loans, junior liens and home equity products, and residential real estate construction. The historical loss experience factor was .84% of gross loans at September 30, 2013 compared to 1.05% at December 31, 2012. The quantitative analysis uses the Bank’s eight quarter rolling historical loan loss experience adjusted for factors derived from current economic and market conditions that have been determined to have an effect on the probability and magnitude of a loss. The qualitative analysis utilizes a risk matrix that incorporates qualitative and environmental factors such as: loan volume, management, loan review process, credit concentrations, competition, and legal and regulatory issues. These factors are each risk rated from minimal to high risk and in total can add up to a maximum qualitative factor of 37.5 basis points. At quarter-end, this factor was 21.5 basis points, unchanged from December 31, 2012. These factors are determined on the basis of Management’s observation, judgment and experience.

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

The following table shows the loans that were evaluated for the allowance for loan losses under a specific reserve (individually) and those that were evaluated under a general reserve (collectively), and the amount of the allowance established in each category as of September 30, 2013:

				Commercial
	Residential Real Estate 1-4 Family			Industrial &	Commercial
		Junior Liens &		Agricultural	Industrial &
(Dollars in thousands)	First Liens	Lines of Credit	Construction	Real Estate	Agricultural	Consumer	Total

September 30, 2013
Loans evaluated for allowance:
Individually	$2,755	$243	$542	$30,958	$2,025	$-	$36,523
Collectively	158,515	39,683	10,239	317,763	148,298	9,130	683,628
Total	$161,270	$39,926	$10,781	$348,721	$150,323	$9,130	$720,151

Allowance established for loans evaluated:
Individually	$514	$-	$-	$1,325	$1,023	$-	$2,862
Collectively	977	263	253	5,636	1,228	157	8,514
Allowance at September 30, 2013	$1,491	$263	$253	$6,961	$2,251	$157	$11,376

During 2013, $2.0 million was added to the allowance for loan losses (ALL) thorough the provision for loan loss expense. This is a $1.6 million reduction from the provision expense of $3.6 million for the same period in 2012 that was driven by one partial charge-off of $1.6 million on a nonperforming commercial real estate loan (Credit 1 Significant Nonaccrual table). The ALL as a percentage of loans was 1.58% at September 30, 2013.

Charged-off loans usually result from: (1) a borrower being legally relieved of loan repayment responsibility through bankruptcy, (2) insufficient collateral sale proceeds to repay a loan; or (3) the borrower and/or guarantor does not own other assets that, if sold, would generate sufficient sale proceeds to repay a loan. The Bank recorded net loan charge-offs of $412 thousand for the third quarter of 2013 and $958 thousand year-to-date. This compares to net charge-offs of $339 thousand during the third quarter of 2012 and $3.2 million during the first nine months of 2012. The large 2012 charge-off discussed previously is the primarily reason for the reduction in net charge-offs during 2013. See Note 7 in the accompanying financial statements for additional information on the allowance for loan loss.

The following table presents an analysis of the allowance for loan losses for the periods ended:

				Commercial
	Residential Real Estate 1-4 Family			Industrial &	Commercial
		Junior Liens &		Agricultural	Industrial &
(Dollars in thousands)	First Liens	Lines of Credit	Construction	Real Estate	Agricultural	Consumer	Total

Allowance at June 30, 2013	$1,365	$278	$701	$6,730	$2,202	$162	$11,438
Charge-offs	-	-	-	(369)	(35)	(29)	(433)
Recoveries	1	-	-	2	5	13	21
Provision	125	(15)	(448)	598	79	11	350
Allowance at September 30, 2013	$1,491	$263	$253	$6,961	$2,251	$157	$11,376

Allowance at December 31, 2012	$913	$306	$899	$6,450	$1,620	$191	$10,379
Charge-offs	(39)	(45)	-	(536)	(362)	(113)	(1,095)
Recoveries	10	-	-	5	80	42	137
Provision	607	2	(646)	1,042	913	37	1,955
Allowance at September 30, 2013	$1,491	$263	$253	$6,961	$2,251	$157	$11,376

Allowance at December 31, 2011	$1,049	$308	$1,222	$5,257	$1,651	$236	$9,723
Charge-offs	(251)	(71)	-	(3,298)	(861)	(236)	(4,717)
Recoveries	1	25	-	13	21	88	148
Provision	114	44	(323)	4,478	809	103	5,225
Allowance at December 31, 2012	$913	$306	$899	$6,450	$1,620	$191	$10,379

	September 30, 2013	December 31, 2012	September 30, 2012
Net loans charged-off as a percentage of average gross loans (1)	0.17%	0.60%	0.88%
Net loans charged-off as a percentage of the provision for loan losses	49.00%	87.44%	92.76%
Allowance as a percentage of loans	1.58%	1.38%	1.20%
Net charge-offs	$958	$4,569	$5,048

(1) Annualized

Deposits:

Total deposits decreased $8.6 million during the first nine months of 2013 to $865.8 million. Non-interest bearing deposits remained flat, while total interest-bearing checking and savings increased $41.1 million and time deposits decreased $49.0 million. Interest-bearing checking deposits increased due to transitioning customers from securities sold under agreements to repurchase accounts to a deposit sweep product, which provides full FDIC coverage. The Bank’s money management product decreased $10.3 million due primarily to a decrease in reciprocal savings balances through Promontory Financial. Retail time deposits decreased since year-end, as customers moved funds to more liquid accounts. During the second quarter, the Bank called $32.1 million of its brokered CDs. As of September 30, 2013, the Bank had $5.1 million in CDARS reciprocal time deposits included in brokered time deposits.

			Change
(Dollars in thousands)	September 30, 2013	December 31, 2012	Amount	%
Noninterest-bearing checking	$122,874	$123,623	$(749)	(0.6)

Interest-bearing checking	182,762	135,454	47,308	34.9
Money management	369,791	380,079	(10,288)	(2.7)
Savings	61,245	57,165	4,080	7.1
Total interest-bearing checking and savings	613,798	572,698	41,100	7.2

Retail time deposits	114,022	127,861	(13,839)	(10.8)
Brokered time deposits	15,124	50,258	(35,134)	(69.9)
Total time deposits	129,146	178,119	(48,973)	(27.5)
Total deposits	$865,818	$874,440	$(8,622)	(1.0)

Overdrawn deposit accounts reclassified as loans	$119	$128

Borrowings:

The balance of securities sold under agreements to repurchase, which are accounted for as collateralized financings, decreased $18.3 million from year-end. The Bank is transitioning customers from this product to a deposit sweep product, which provides full FDIC coverage. This will free-up collateral that was required to cover these balances and will increase the Bank’s liquidity. The long-term debt from the FHLB decreased due to scheduled amortizations.

Shareholders’ Equity:

Total shareholders’ equity increased $1.7 million to $93.4 million at September 30, 2013, compared to $91.6 million at the end of 2012. The increase in retained earnings from the Corporation’s net income of $5.1 million was partially offset by the cash dividend of $2.1 million. The Corporation’s dividend payout ratio is 41.3% for the first nine months of 2013 compared to 49.3% in 2012.

As part of its quarterly dividend decision, the Corporation considers current and future income projections, dividend yield, payout ratio, and current and future capital ratios. On October 24, 2013 the Board of Directors declared a $.17 per share regular quarterly dividend for the fourth quarter of 2013, which will be paid on November 27, 2013.

In addition, the Corporation considers how dividend decisions may affect the Dividend Reinvestment Plan (DRIP), which has raised $582 thousand in new capital this year with 36,616 new shares purchased. The Corporation continually explores other sources of capital as part of its capital management plan for the Corporation and the Bank. The Corporation did not repurchase any shares of the Corporation’s common stock during the first nine months of 2013.

Capital adequacy is currently defined by regulatory agencies through the use of several minimum required ratios. At September 30, 2013, the Corporation was well capitalized as defined by the banking regulatory agencies. Regulatory capital ratios for the Corporation and the Bank are shown below:

			Regulatory Ratios
				Well Capitalized
(Dollars in thousands)	September 30, 2013	December 31, 2012	Minimum	Minimum

Total Risk-based Capital Ratio
Franklin Financial Services Corporation	13.92%	12.60%	8.00%	N/A
Farmers & Merchants Trust Company	13.50%	12.22%	8.00%	10.00%

Tier 1 Risk-based Capital Ratio
Franklin Financial Services Corporation	12.66%	11.36%	4.00%	N/A
Farmers & Merchants Trust Company	12.24%	10.97%	4.00%	6.00%

Tier 1 Leverage Ratio
Franklin Financial Services Corporation	8.90%	8.29%	4.00%	N/A
Farmers & Merchants Trust Company	8.58%	7.99%	4.00%	5.00%

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

Economy

The Corporation’s primary market area includes Franklin, Fulton, Cumberland and Huntingdon County, PA. This area is diverse in demographic and economic makeup. County populations range from a low of approximately 15,000 in Fulton County to over 238,000 in Cumberland County. Unemployment in the Bank’s market area has remained virtually unchanged over the past year and ranges from a low of 6.5% in Franklin and Cumberland Counties to a high of 8.5% in Fulton County. The market area has a diverse economic base and local industries include, warehousing, truck & rail shipping centers, light and heavy manufacturers, health-care, higher education institutions, farming and agriculture, and a varied service sector. The Corporation’s primary market area is located in south central Pennsylvania and provides easy access to the major metropolitan markets on the east coast via trucking and rail transportation. Because of this, warehousing and distribution companies continue to find the area attractive. The local economy is not overly dependent on any one industry or business and Management believes that the Bank’s primary market area continues to be well suited for growth as the economy improves.

The following provides selected economic data for the Bank’s primary market:

Economic Data

	September 30, 2013	December 31, 2012
Unemployment Rate (seasonally adjusted)
Market area range (1)	6.6 - 9.8%	6.8% - 10%
Pennsylvania	7.9%	7.9%
United States	7.7%	7.8%

Housing Price Index - year over year change
PA, nonmetropolitan statistical area	0.9%	0.8%
United States	4.0%	-0.3%

Franklin County Building Permits - year over year change
Residential, estimated	51.6%	-42.5%
Multifamily, estimated	162.3%	210.9%

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

Historically, the Corporation has satisfied its liquidity needs from earnings, repayment of loans and amortizing investment securities, maturing investment securities, loan` sales, deposit growth and its ability to access existing lines of credit. All investment securities are classified as available for sale; therefore, securities that are not pledged as collateral for borrowings are an additional source of readily available liquidity, either by selling the security or, more preferably, to provide collateral for additional borrowing. At September 30, 2013, the Bank had approximately $109 million (fair value) in its investment portfolio pledged as collateral for deposits and Repos. Another source of available liquidity for the Bank is a line of credit with the FHLB. At September 30, 2013, the Bank had approximately $35 million available on this line of credit and $16 million of unsecured lines of credit at correspondent banks.

In December 2011, FHLB notified the Bank it was being placed on full collateral delivery status. This status means that the Bank’s ability to borrow from FHLB is reduced to the value of the collateral physically delivered to FHLB. Prior to this change, the Bank’s borrowing capacity was determined by the value of all real estate loan collateral pledged to FHLB. This status is determined by an internal scorecard developed by the FHLB in its sole discretion. At September 30, 2013, the Bank had an excess borrowing capacity of $62.6 million, which includes the amount available on the line of credit. However, this amount is well below the available capacity prior to the collateral delivery requirement.

On September 26, 2013, the Bank was notified that it was released from collateral delivery on a transitional basis subject to quarterly re-evaluation. The Bank is currently working through this process and expects its borrowing capacity to increase as a result of the release.

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

The Bank has established credit at the Federal Reserve Discount Window and as of September 30, 2013 had the ability to borrow approximately $33 million.

Off Balance Sheet Commitments

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation. Unused commitments and standby letters of credit totaled $238.5 million and $223.6 million, respectively, at September 30, 2013 and December 31, 2012.

The Corporation has entered into various contractual obligations to make future payments. These obligations include time deposits, long-term debt, operating leases, deferred compensation and pension payments. These amounts have not changed materially from those reported in the Corporation’s 2012 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the Corporation’s exposure to market risk during the nine months ended September 30, 2013. For more information on market risk refer to the Corporation’s 2012 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2013, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 1A. Risk Factors

There were no material changes in the Corporation’s risk factors during the six months ended September 30, 2013. For more information, refer to the Corporation’s 2012 Annual Report on Form 10-K.

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

Franklin Financial Services Corporation

November 8, 2013	/s/ William E. Snell, Jr.
William E. Snell, Jr.
President and Chief Executive Officer
(Authorized Officer)

November 8, 2013	/s/ Mark R. Hollar
Mark R. Hollar
Treasurer and Chief Financial Officer
(Principal Financial Officer)

