Form 10-K
period 2013-12-31
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2014-03-10
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No☒

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

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☐    Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

The aggregate market value of the 3,786,319 shares of the Registrant's common stock held by nonaffiliates of the Registrant as of June 30, 2013 based on the price of such shares was $60,581,104.

There were 4,176,588 outstanding shares of the Registrant's common stock as of February 28, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive annual proxy statement to be filed, pursuant to Reg. 14A within 120 days after December 31, 2013, are incorporated into Part III.

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

The Corporation’s common stock is thinly traded in the over-the-counter market. The Corporation’s stock is listed under the symbol “FRAF” on the OTCQB Market Tier of the OTC Markets, a trading platform operated by OTC Markets Group for companies that are current in their reporting with a U.S. regulator. The Corporation’s Internet address is www.franklinfin.com. Electronic copies of the Corporation’s 2013 Annual Report on Form 10-K are available free of charge by visiting the “Investor Information” section of www.franklinfin.com. Electronic copies of quarterly reports on Form 10-Q and current reports on Form 8-K are also available at this Internet address. These reports are posted as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission (SEC).

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

The Bank classifies loans in this report by the type of collateral, primarily residential or commercial and agricultural real estate. Loans secured by residential real estate loans may be further broken down into consumer or commercial purpose. Consumer purpose residential real estate loans represent traditional residential mortgages and home equity products. Both of these products are underwritten in generally the same manner; however, home equity products may present greater risk since many of these loans are secured by a second lien position where the Bank may or may not hold the first lien position. Commercial purpose residential real estate loans represent loans made to businesses, but are secured by residential real estate. These loans are underwritten as commercial loans and the repayment ability may be dependent on the business operation, despite the residential collateral. In addition to the real estate collateral, it is possible that personal guarantees or UCC filings on business assets provide additional security. In certain situations, the Bank acquires properties through foreclosure on delinquent loans. The Bank initially records these properties at the estimated fair value less cost to sell with subsequent adjustments to fair value recorded as needed.

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

Commercial loans are made to businesses and government municipalities of various sizes for a variety of purposes including operations, property, plant and equipment, and working capital. These loans are highly dependent on the business operations for repayment and are generally secured by business assets and personal guarantees. As such, this collateral may be more difficult to sell in the event of a delinquency. Commercial lending, including commercial real estate, is concentrated in the Bank’s primary market, but also includes purchased loan participations originated primarily in south-central Pennsylvania.

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

The political matters in Washington D.C., and the economy seemed to be the major events of 2013. The country went over the “fiscal cliff”, only to be pulled back after a temporary government shut down, that in many ways went unnoticed. The much anticipated roll-out of the enrollment process for the Affordable Care Act failed badly and has not yet achieved the desired numbers of new enrollees or the desired demographic mix. During 2013, the Federal Reserve continued its policy of quantitative easing (QE) and holding the line on short-term rates. The QE efforts were designed to inject money into the economy via bond purchases and to drive down long-term interest rates and spur hiring and investments. In December 2013, the Federal Reserve announced that it would begin to taper its bond purchases by reducing the purchases from $85 billion a month to $75 billion a month. It announced another $10 billion reduction in purchases in January 2014. Additional tapering is expected throughout 2014, but how the economy is going to respond to this action appears uncertain at this time. In addition to QE, the Federal Reserve continued to hold the line on short-term interest rates keeping the fed funds rate in a range of 0% -.25%. The Federal Reserve had previously stated that it would maintain the low rate environment until the unemployment rate fell below 6.5%. While the unemployment rate fell to 6.7% at the end of 2013, there are mixed opinions as to the reasons for the improvement in the rate. Therefore, the Federal Reserve has moved off the unemployment rate as an official target for an increase in short-term rates and has signaled that it will look to the inflation rate as a signal to move rates. At this time, it appears as if the short-term rates will remain low until well into 2015. A prolonged period of low rates is not beneficial to improving the Bank’s net interest margin. Commercial lending activity remained slow in 2013 with fewer credit worthy customers and many banks chasing a small group of good credit customers. Residential mortgage lending declined slightly as a mid-year uptick in rates slowed refinance activity. For more economic information about the Corporation’s market area, see the Economy discussion in Item 7, Management’s Discussion and Analysis.

With short-term interest rates remaining at very low levels during 2013 and the continued financial uncertainty of the economy, consumers continue to move deposits to short-term, liquid deposit products. As a result, the Bank has experienced a reduction in longer-term certificates of deposit and an increase in money management accounts. Until short-term rates increase and the economy begins to recover, the Bank expects that customers will continue to prefer shorter, liquid deposits and certificates of deposit will continue to decline.

Competition

The Corporation and its banking subsidiary operate in a highly competitive environment. The principal market of F&M Trust is in south central Pennsylvania, primarily the counties of Franklin, Cumberland, Fulton and Huntingdon. There are 24 competing commercial banks that have offices within the Corporation’s primary market area. These banks range from large regional banks to independent community banks. In addition, credit unions, savings and loan associations, mortgage banks, brokerage firms and other competitors with only an Internet site are present in the market. The Bank has 25 community offices and approximately 11% of the total deposits. The majority of the Bank’s loan and deposit customers are in Franklin County. There are 6 commercial bank competitors in Franklin County and the Bank has approximately 29% of the deposit market share.

Because of increasing competition, profit margins in the traditional banking business of lending and gathering deposits have declined and many nonbanking institutions offer services similar to those offered by the Bank. Some competitors have access to resources (e.g., financial and technological) that are unavailable to the Bank, thereby creating a competitive disadvantage for the Bank in terms of product and service pricing and delivery. The Bank utilizes various strategies including its long history of local customer service and convenience as part of a relationship management culture, a wide variety of products and services and, to a lesser extent, the pricing of loans and deposits, to compete. F&M Trust is the largest financial institution headquartered in Franklin County and had total assets of approximately $985 million on December 31, 2013.

Staff

As of December 31, 2013, the Corporation and its banking subsidiary had 275 full-time equivalent employees. The officers of the Corporation are employees of the Bank. Most employees participate in pension, incentive compensation plans, 401(k) plan and employee stock purchase plans and are provided with group life and health insurance. Management considers employee relations to be excellent.

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

Basel III

In July 2013, Federal banking regulators approved the final rules from the Basel Committee on Banking Supervision for the regulation of capital requirements for U.S banks, generally referred to as “Basel III.” Basel III imposes significantly higher capital requirements and more restrictive leverage and liquidity ratios than those currently in place. The capital ratios to be considered “well capitalized” under Basel III are: common equity of 6.5%, Tier 1 leverage of 5%, Tier 1 risk-based capital of 8%, and Total Risk-Based capital of 10%. The common equity ratio is a new capital ratio under Basel III and the Tier 1 risk-based capital ratio of 8% has been increased from 6%. In addition, a capital conservation buffer of 2.5% above the minimum capital ratios is required to avoid any capital distribution restrictions. Certain components of the new capital requirements are effective January, 2015 with others being phased in through January 1, 2019. As of December 31, 2013, the Management believes that the Bank would remain “well capitalized’ under the new rules.

Prompt Corrective Action Rules

The federal banking agencies have regulations defining the levels at which an insured institution would be considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." The applicable federal bank regulator for a depository institution could, under certain circumstances, reclassify a "well-capitalized" institution as "adequately capitalized" or require an "adequately capitalized" or "undercapitalized" institution to comply with supervisory actions as if it were in the next lower category. Such a reclassification could be made if the regulatory agency determines that the institution is in an unsafe or unsound condition (which could include unsatisfactory examination ratings). At December 31, 2013, the Corporation and the Bank each satisfied the criteria to be classified as "well capitalized" within the meaning of applicable regulations.

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

Volker Rule

In December 2013, Federal banking regulators issued rules for complying with the Volker Rule provision of the Dodd-Frank Act. The Bank does not engage in, or expects to engage in, any transactions that are considered “covered activities” as defined by the Volker Rule. Therefore, the Bank does not have any compliance obligations under the Volker Rule.

Ability to Repay / Qualified Mortgages

In July 2013, the Consumer Finance Protection Bureau adopted the final rules that implement the Ability to Repay (ATR) / Qualified Mortgages (QM) provisions of the Dodd-Frank Act. Regulators believe that the ATR/QM rules will prevent many of the loose underwriting practices that contributed to the mortgage crisis in 2008. The ATR/QM rule applies to almost all closed-end consumer credit transactions secured by a dwelling. The ATR rule provides eight specific factors that must be considered during the underwriting process. QMs generally have three types of requirements: restrictions on loan features, points and fees, and underwriting criteria. A QM is presumed to comply with the ATR requirements. The ATR/QM rule was effective January 10, 2014. The Bank believes compliance with the new rules will increase our compliance costs, may affect the volume of residential mortgage loans that we originate, and may subject us to increased potential liability related to our residential mortgage loan activities.

Stress Testing

The Dodd-Frank Act requires stress testing by bank holding companies and banks having more than $10 billion but less than $50 billion of consolidated assets. Stress tests assess the potential impact of scenarios on the consolidated earnings, balance sheet and capital of a bank holding company or bank over a designated planning horizon of nine quarters, taking into account the organization’s current condition, risks, exposures, strategies and activities. Although this provision of the Dodd-Frank Act and related regulations do not apply to the Corporation and the Bank because of their smaller sizes, federal banking regulators have indicated that stress testing is a “best practice” that is expected of all banks.

Pennsylvania Regulation and Supervision

In December 2012, the “Banking Law Modernization Package” became effective. The law permits banks to disclose formal enforcement actions initiated by the Pennsylvania Department of Banking and Securities, clarifies that the Department has examination and enforcement authority over subsidiaries as well as affiliates of regulated banks, and bolsters the Department’s enforcement authority over its regulated institutions by clarifying its ability to remove directors, officers and employees from institutions for violations of laws or orders or for any unsafe or unsound practice or breach of fiduciary duty. The Department also may assess civil money penalties of up to $25,000 per violation.

FDIC Insurance

The Bank is a member of the Deposit Insurance Fund (DIF), which is administered by the FDIC. The FDIC insures deposit accounts at the Bank, generally up to a maximum of $250,000 for each separately insured depositor. The FDIC charges a premium to depository institutions for deposit insurance. This rate is based on the risk category of the institution and the total premium is based on average total assets less average tangible equity. As of December 31, 2013, the Bank was in risk category 1 and its assessment rate was approximately 9 basis points of the assessment base. Dodd-Frank established a new minimum DIF ratio set at 1.35% of estimated insured deposits. The FDIC is required to attain this ratio by September 30, 2020 and its efforts to achieve this ratio could greatly influence future premium rates.

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

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature from 2017 to 2019. The Bank’s FICO assessment was approximately $61 thousand in 2013 and was included in FDIC insurance expense.

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

The Bank offers a variety of loan products, including residential mortgage, consumer, construction and commercial loans. The Bank requires real estate as collateral for many of its loans. At December 31, 2013, approximately 75% of its loans were secured by real estate. Loans to fund residential real estate construction are 2% of total loans; loans secured by residential real estate are 28% of the total, and commercial, industrial and agricultural real estate loans total 45% of the total loan portfolio. These real estate loans are located primarily in the Bank’s market area of south central Pennsylvania. Real estate values tend to follow changes in general economic cycles. As a result, if a loan becomes delinquent as the result of an economic downturn and the Bank becomes dependent on the real estate collateral as a source of repayment, it is likely that the value of the real estate collateral has also declined. A decline in real estate values means it is possible that the real estate collateral may be insufficient to cover the outstanding balance of a delinquent or foreclosed loan, resulting in a loss to the Bank. In addition, the real estate collateral is concentrated in a small market area of south central Pennsylvania. As a result, localized events that affect real estate prices and collateral values could have a more negative affect on the Bank as compared to other competitors with a more geographically diverse portfolio. As the Bank grows, it is expected that the percentage of real estate loans, specifically commercial real estate, will grow. Risk of loan default is unavoidable in the banking industry, and Management tries to limit exposure to this risk by carefully monitoring the amount of loans in specific industries and by exercising prudent lending practices and securing appropriate collateral. However, this risk cannot be eliminated and substantial credit losses could result in reduced earnings or losses.

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

The Bank’s lending limit is approximately $14.6 million. Accordingly, the size of the loans that can be offered to customers is less than the size of loans that many of our competitors, with larger lending limits, can offer. This limit affects the Bank’s ability to seek relationships with larger businesses in its market area. Loan amounts in excess of the lending limits can be accommodated through the sale of participations in such loans to other banks. However, there can be no assurance that the Bank will be successful in attracting or maintaining customers seeking larger loans or that it will be able to engage in participation of such loans or on terms favorable to the Bank.

There is strong competition in the Bank’s primary market areas.

The Bank encounters strong competition from other financial institutions in its primary market area, which consists of Franklin, Cumberland, Fulton and Huntingdon Counties, Pennsylvania. In addition, established financial institutions not already operating in the Bank’s primary market area may open branches there at future dates or can compete in the market via the Internet. In the conduct of certain aspects of banking business, the Bank also competes with savings institutions, credit unions, mortgage banking companies, consumer finance companies, insurance companies and other institutions, some of which are not subject to the same degree of regulation or restrictions as are imposed upon the Bank. Many of these competitors have substantially greater resources and lending limits and can offer services that the Bank does not provide. In addition, many of these competitors have numerous branch offices located throughout their extended market areas that provide them with a competitive advantage. No assurance can be given that such competition will not have an adverse effect on the Bank’s financial condition and results of operations.

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

There is currently only a limited public market for the Corporation’s common stock. It is quoted on the OTCQB Market Tier of the OTC Markets under the symbol “FRAF” (www.otcmarkets.com/stock/FRAF/quote). Because it is thinly traded, you may not be able to resell your shares of common stock for a price that is equal to the price that you paid for your shares. The Corporation currently has no plans to apply to have its common stock listed for trading on any stock exchange or the NASDAQ market.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Corporation’s headquarters is located in the main office of F&M Trust at 20 South Main Street, Chambersburg, Pennsylvania. This location also houses a community banking office as well as operational support services for the Bank. The Corporation owns or leases thirty-eight properties in Franklin, Cumberland, Fulton and Huntingdon Counties, Pennsylvania, for banking operations, as described below:

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

The range of high and low bid prices is shown in the following table for the years 2013 and 2012, as well as cash dividends declared for those periods. The bids reflect interdealer quotations, do not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions. The closing price of Franklin Financial Services Corporation common stock recorded from an actual transaction on December 31, 2013 was $17.10. The Corporation had 1,984 shareholders of record as of December 31, 2013.

Market and Dividend Information

Bid Price Range Per Share

	2013			2012
			Dividends			Dividends
(Dollars per share)	High	Low	Declared	High	Low	Declared
First quarter	$17.05	$13.81	$0.17	$15.85	$12.30	$0.27
Second quarter	16.25	15.75	0.17	15.75	12.86	0.17
Third quarter	16.60	15.85	0.17	14.29	13.10	0.17
Fourth quarter	17.10	15.95	0.17	14.75	13.65	0.17
			$0.68			$0.78

For limitations on the Corporation’s ability to pay dividends, see “Supervision and Regulation – Regulatory Restrictions on Dividends” in Item 1 above.

The information related to equity compensation plans is incorporated by reference to the materials set forth under the heading “ Executive Compensation – Compensation Tables” in the Corporation’s Proxy Statement for the 2014 Annual Meeting of Shareholders.

Common Stock Repurchases:

The Corporation frequently authorizes the repurchase of its common stock through a stock repurchase plan. The common shares of the Corporation are purchased in the open market or in privately negotiated transactions. The Corporation uses the repurchased common stock (Treasury stock) for general corporate purposes including stock dividends and splits, employee benefit and executive compensation plans, and the dividend reinvestment plan. The Corporation did not repurchase any shares in 2013 or 2012.

The following graph compares the cumulative total return to shareholders of Franklin Financial with the NASDAQ – Total U.S. Index (a broad market index prepared by the Center for Research in Security Prices at the University of Chicago Graduate School of Business) and with the Northeast OTC-BB and Pink Banks Index (an industry-specific index prepared by SNL Financial LC) for the five year period ended December 31, 2013, in each case assuming an initial investment of $100 on December 31, 2008 and the reinvestment of all dividends.

	Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Franklin Financial Services Corporation	$100.00	$95.36	$113.51	$81.73	$97.89	$124.76
NASDAQ Composite	$100.00	$145.36	$171.74	$170.38	$200.63	$281.22
SNL Northeast OTC-BB & Pink Banks	$100.00	$93.96	$102.31	$100.15	$115.36	$136.17

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

Annual Meeting:

The Annual Shareholders’ Meeting will be held on Tuesday, April 29, 2014, at the Orchard Restaurant & Banquet Facility, 1580 Orchard Drive, Chambersburg, PA. The Business Meeting will begin at 9:00 a.m. with breakfast provided.

Websites:

Franklin Financial Services Corporation:	www.franklinfin.com
Farmers & Merchants Trust Company:	www.fmtrustonline.com

Stock Information:

The following brokers are registered as market makers of Franklin Financial Services Corporation’s common stock:

RBC Wealth Management	2101 Oregon Pike, Lancaster, PA 17601	800-456-9234

Boenning & Scattergood, Inc.	4 Tower Bridge, 200 Bar Harbor Drive, Suite 300,
	West Conshohocken, PA 19428	800-883-1212

Stifel, Nicolaus & Co	20 Ash Street, Suite 400, Conshohocken, PA 19428	800-223-6807

Raymond James and Associates, Inc.	222 South Riverside Plaza, 7th Floor, Chicago, IL 60606	866-353-7522

Registrar and Transfer Agent:

The registrar and transfer agent for Franklin Financial Services Corporation is Registrar and Transfer Company, 10 Commerce Drive, Cranford, NJ 07016-3572. Telephone 1-800-456-0596.

Item 6. Selected Financial Data

	Summary of Selected Financial Data for the Year Ended December 31
	2013	2012	2011	2010	2009
(Dollars in thousands, except per share)

Summary of operations
Interest income	$36,042	$39,142	$41,791	$43,284	$43,757
Interest expense	4,378	6,890	9,154	12,443	14,674
Net interest income	31,664	32,252	32,637	30,841	29,083
Provision for loan losses	2,920	5,225	7,524	3,235	3,438
Net interest income after provision for loan losses	28,744	27,027	25,113	27,606	25,645
Noninterest income	9,877	9,451	10,200	9,366	8,880
Noninterest expense	31,094	30,601	28,333	26,423	25,929
Income before income taxes	7,527	5,877	6,980	10,549	8,596
Income tax	1,295	512	411	2,937	2,011
Net income	$6,232	$5,365	$6,569	$7,612	$6,585

Performance measurements
Return on average assets	0.61%	0.51%	0.66%	0.78%	0.69%
Return on average equity	6.72%	6.00%	7.68%	9.34%	8.69%
Return on average tangible assets (1)	0.64%	0.55%	0.70%	0.82%	0.74%
Return on average tangible equity (1)	7.86%	7.14%	9.30%	11.27%	10.79%
Efficiency ratio (2)	72.01%	70.44%	63.46%	63.43%	65.35%
Net interest margin	3.47%	3.50%	3.73%	3.53%	3.44%
Current dividend yield	3.98%	4.86%	8.74%	5.92%	6.61%
Dividend payout ratio	45.09%	59.09%	65.05%	55.10%	62.95%

Shareholders' Value (per common share)
Diluted earnings per share	$1.51	$1.32	$1.66	$1.96	$1.71
Basic earnings per share	1.51	1.32	1.66	1.96	1.71
Regular cash dividends paid	0.68	0.78	1.08	1.08	1.08
Book value	22.88	22.31	21.67	21.09	20.39
Tangible book value (3)	20.55	19.84	19.04	18.28	17.38
Market value	17.10	14.00	12.35	18.25	16.33
Market value/book value ratio	74.74%	62.75%	56.99%	86.53%	80.09%
Price/earnings multiple	11.32	10.61	7.44	9.31	9.55

Balance Sheet Highlights
Total assets	$984,587	$1,027,363	$990,248	$951,889	$979,373
Investment securities	159,674	133,328	125,301	117,616	143,288
Loans, net	713,711	743,200	756,687	739,841	730,626
Deposits and customer repurchase agreements	869,558	916,649	841,089	785,495	794,220
Shareholders' equity	95,388	91,634	87,182	82,639	78,766

Safety and Soundness
Risk-based capital ratio (Total)	14.24%	12.60%	12.14%	11.73%	10.89%
Leverage ratio (Tier 1)	9.14%	8.29%	8.40%	8.16%	7.50%
Common equity ratio	9.69%	8.92%	8.80%	8.68%	8.04%
Tangible common equity ratio (4)	8.79%	8.01%	7.82%	7.61%	6.94%
Nonperforming loans/gross loans	3.49%	4.90%	2.94%	3.68%	2.47%
Nonperforming assets/total assets	3.04%	4.10%	2.60%	2.96%	1.93%
Allowance for loan losses as a % of loans	1.34%	1.38%	1.27%	1.18%	1.21%
Net charge-offs/average loans	0.49%	0.60%	0.86%	0.45%	0.26%
Average equity to average asset ratio	9.01%	8.60%	8.63%	8.36%	7.98%

Trust assets under management (fair value)	$574,680	$520,434	$481,536	$490,420	$460,233

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

The analysis has two components, specific and general allocations. Expected cash flow or collateral values discounted for market conditions and selling costs are used to establish specific allocations. The Bank’s historical loan loss experience and other qualitative factors derived from economic and market conditions are used to establish general allocations for the remainder of the portfolio. The allowance for loan losses was $9.7 million at December 31, 2013.

Management monitors the adequacy of the allowance for loan losses on an ongoing basis and reports its adequacy assessment quarterly to the Credit Risk Oversight Committee of the Board of Directors.

Financial Derivative – As part of its interest rate risk management strategy, the Bank has entered into an interest rate swap agreement. A swap agreement is a contract between two parties to exchange cash flows based upon an underlying notional amount. Under the swap agreement, the Bank pays a fixed rate and receives a variable rate from an unrelated financial institution serving as counter-party to the agreement. The swap is designated as a cash flow hedge and is designed to minimize the variability in cash flows of the Bank’s variable rate liabilities attributable to changes in interest rates. The swap in effect converts a portion of a variable rate liability to a fixed rate liability.

The interest rate swap is recorded on the balance sheet at fair value as an asset or liability. To the extent the swap is effective in accomplishing its objective, changes in the fair value are recorded in other comprehensive income. To the extent the swap is not effective, changes in fair value are recorded in interest expense. Cash flow hedges are determined to be highly effective when the Bank achieves offsetting changes in the cash flows of the risk being hedged. The Bank measures the effectiveness of the hedges on a quarterly basis and it has determined the hedges are highly effective. Fair value is heavily dependent upon the market’s expectations for interest rates over the remaining term of the swaps.

Restricted Stock - Restricted stock, which is carried at cost, consists of stock of the Federal Home Loan Bank of Pittsburgh (FHLB) and Atlantic Central Bankers Bank (ACBB). Management evaluates the restricted stock for impairment in accordance with ASC Topic 320. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the banks as compared to the capital stock amount for the banks and the length of time this situation has persisted, (2) commitments by the banks to make payments required by law or regulation and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the banks.

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

Franklin Financial Services Corporation reported a 16.2% increase in net income for 2013. Net interest income declined by 1.8%; however, the bottom line was increased by a significant reduction in the provision for loan losses. The Corporation saw a reduction in loan charge-offs and an improvement in the quality of its loan portfolio that allowed for a lower provision expense. Noninterest income increased by 4.5% due primarily to an increase in fee income from investment and trust services and a reduction in losses on other real estate owned (OREO). Noninterest expense held steady during the year with only a 1.6% increase over 2012. Diluted earnings per share increased from $1.32 in 2012 to $1.51 in 2013, and the Corporation declared and paid a dividend of $0.68 per share. After closing at more than $1.0 billion in assets on December 31, 2012, the balance sheet contracted during 2013 and closed 2013 at $984.6 million. Net loans decreased $29.5 million, primarily in the commercial loan portfolio. Deposits declined $28.7 million due to reductions in the brokered CD portfolio from scheduled maturities and prepayments of higher rate CDs. Shareholders’ equity continued to increase during the year from retained earnings and investments from the dividend reinvestment plan. Other key performance measurements are presented above in Item 6, Selected Financial Data.

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

2013 versus 2012

Summary: Tax equivalent net interest income (Table 1) declined by 2% during 2013. The average balance of interest-earning assets declined during the year and the yield on these assets fell by 29 basis points; therefore, tax-equivalent interest income declined (see Table 3). Likewise, Table 3 also shows that the average balance of interest-bearing liabilities declined during the year and the cost of these deposits also fell by 29 basis points. As a result, tax-equivalent net interest income declined by $675 thousand and the net interest margin as a percentage of earning assets fell from 3.50% in 2012 to 3.47% in 2013. Table 2 shows that changes in interest rates had a larger negative effect on net interest income than did the changes in the balance sheet.

Assets: Table 3 shows the average balance and yield on the major asset classes on the Corporation’s balance sheet. Average interest earning assets and the yield on these assets declined during 2013. The low interest rate environment that continues to be supported by Federal Reserve actions continues to push asset yields down on both new assets and the repricing of existing assets.

The investment portfolio averaged $152.6 million in 2013 compared to $134.7 million in 2012. Despite the increase in the average balance, the yield on the portfolio declined from 2.96% in 2012 to 2.68% in 2013. The Bank purchased $69.1 million of new securities in 2013, primarily in the U.S. Government Agency mortgaged backed securities sector.

Average loan balances fell during the year, with every category showing a reduction from the 2012 averages except for residential mortgages. The commercial loan portfolio declined $34.3 million and the yield fell by 20 basis points during the year. The low interest rate environment continues to be an incentive for pre-payments and refinancing, and good quality credits are in demand by many lenders eager to increase volume. As a result, the Bank has lost some balances to prices that it felt was unable to match. Approximately 86% of the commercial loan portfolio is variable rate with rates tied to short-term market rates like Prime or Libor. Until there is an increase in short-term rates, the yield on the commercial loan portfolio is likely to decline.

The bank retained more of its mortgage production in 2013; therefore, the average balance increased during the year. However, the yield on the mortgage portfolio declined year over year. The Bank retained primarily shorter term mortgages and sold longer term mortgages in the secondary market. With a slight increase in mortgage rates during the year, refinancing activity slowed. The Bank believes that mortgage activity in 2014 will see a shift from refinance to purchase activity.

Consumer lending, including home equity products, continued to decline. Home equity products declined, on average by approximately $7 million compared to 2012 and the yield fell by 32 basis points. The Bank’s home equity loan products are fixed rate and the home equity line of credit products are variable rate. Both products have seen new production rates decline, but the lower volume was the largest factor contributing to the decline in interest income on these products.

Liabilities: Table 3 shows the average balance and cost of the major interest-bearing liabilities classes on the Corporation’s balance sheet. The average balance of interest-bearing liabilities declined by $15.9 million in 2013 and the cost fell by 29 basis points. Every category of interest-bearing deposits, except time deposits (CDs) increased during the year. The interest-bearing checking and money management accounts showed the largest balance increases. The increase in interest checking and money management came primarily in the municipal account categories in the Bank’s fully insured deposit products. The average balance of CDs declined primarily due to a reduction in brokered CDs. The reduction in brokered CDs was due to action taken by the Bank to “call” and payoff higher rate brokered CDs, and by scheduled maturities. The cost of interest-bearing deposits fell from .70% in 2012 to .50% in 2013 driven down by an 18 basis point reduction on the rate of the money management product.

The average balance of securities sold under agreements to repurchase declined by $19.2 million as the Bank has been transitioning these accounts to a fully insured checking account product. The Bank is going to continue this process in 2014 and expects that all repurchase accounts will be closed by the end of 2014. Average long-term debt declined significantly year over year due to the Bank prepaying $33.1 million of FHLB advances in 2012. The Bank did not prepay any FHLB advances in 2013 or take any new advances.

Table 2 shows that both volume and rate factors contributed to the reduction in interest expense in 2013.

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

The loan portfolio averaged $761.5 million for 2012 and earned an average yield of 4.81%. Compared to 2011, the average balance declined by $3.2 million and the yield fell by 28 basis points. The increase in the average balance of the commercial loan portfolio was not enough to offset the continued decline of consumer related loan balances. The loan portfolio generated $36.6 million of interest income, $2.3 million less than in 2011. Lower rates in 2012 were responsible for $2.0 million (85%) of the reduction in loan interest. In addition, the increase in the Bank’s nonperforming loans negatively affected interest income.

Commercial loans increased by $9.5 million over the 2011 average portfolio balance. Commercial lending activity was slow in 2012 and there was not a lot of opportunity to lend new dollars. New loans continued to be booked at lower rates and existing loans repriced downward. Approximately 83% of the commercial loan portfolio is variable rate. The portfolio was also affected by several large municipal loans that refinanced via a bond issue at rates the Bank was unwilling to match. Like the overall loan portfolio, interest income from the commercial portfolio was negatively affected the most by lower rates in 2012.

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

Consumer lending, including home equity products, continued to decline. Home equity products declined, on average by approximately $12 million compared to 2011 and the yield fell by 58 basis points. The Bank’s home equity loan products are fixed rate and the home equity line of credit products are variable rate. Both products have seen new production rates decline, but the lower volume was the largest factor contributing to the decline in interest income on these products.

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

The Money Management product was the Bank’s largest funding source in 2012 and it increased 18.4% on average over 2011. The rate on this product declined by 35 basis points during the year and was the primary reason for the $718 thousand decrease in interest expense. All customer segments in this product grew during the year with the balance of the fully-insured option product more than doubling.

The sweep repurchase product declined by more than $8 million during the year and the rate fell by 10 basis points to .15%. The balance of this product is highly dependent on the operating cash flow needs of its commercial users, but some money did move to the fully-insured Money Management product.

Long-term debt is comprised of advances from FHLB Pittsburgh. The Bank did not take any new advances during 2012. The decline in the average balance was primarily the result of the Bank pre-paying $33.1 million of debt that had scheduled maturities in 2012 and 2013.

Table 1. Net Interest Income

(Dollars in thousands)	2013	% Change	2012	% Change	2011
Interest income	$36,042	(7.9)	$39,142	(6.3)	$41,791
Interest expense	4,378	(36.5)	6,890	(24.7)	9,154
Net interest income	31,664	(1.8)	32,252	(1.2)	32,637
Tax equivalent adjustment	1,596		1,683		1,730
Tax equivalent net interest income	$33,260	(2.0)	$33,935	(1.3)	$34,367

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

Table 2. Rate-Volume Analysis of Tax Equivalent Net Interest Income

	2013 Compared to 2012			2012 Compared to 2011
Increase (Decrease) due to:	Increase (Decrease) due to:			Increase (Decrease) due to:
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Interest-bearing obligations in other banks and Federal funds sold	$(6)	$12	$6	$140	$8	$148
Investment securities:
Taxable	271	(213)	58	(14)	(611)	(625)
Nontaxable	138	(101)	37	155	(61)	94
Loans:
Commercial, industrial and agricultural	(1,544)	(1,219)	(2,763)	454	(1,388)	(934)
Residential mortgage	801	(529)	272	12	(210)	(198)
Home equity loans and lines	(412)	(206)	(618)	(754)	(434)	(1,188)
Consumer	(158)	(21)	(179)	(60)	67	7
Loans	(1,313)	(1,975)	(3,288)	(348)	(1,965)	(2,313)
Total net change in interest income	(910)	(2,277)	(3,187)	(67)	(2,629)	(2,696)

Interest expense on:
Interest-bearing checking	40	30	70	10	(26)	(16)
Money market deposit accounts	132	(692)	(560)	512	(1,230)	(718)
Savings accounts	5	(16)	(11)	5	(6)	(1)
Time deposits	(556)	(277)	(833)	(115)	(626)	(741)
Securities sold under agreements to repurchase	(28)	(2)	(30)	(19)	(53)	(72)
Short-term borrowings	-	-	-	(1)	-	(1)
Long-term debt	(1,054)	(94)	(1,148)	(707)	(8)	(715)
Total net change in interest expense	(1,461)	(1,051)	(2,512)	(315)	(1,949)	(2,264)
Change in net interest income	$551	$(1,226)	$(675)	$248	$(680)	$(432)

The following table presents average balances, tax-equivalent (T/E) interest income and expense, and yields earned or rates paid on the assets or liabilities. All nontaxable interest income has been adjusted to a tax-equivalent basis, using a tax rate of 34%.

Table 3. Analysis of Net Interest Income

	2013			2012			2011

	Average	Income or	Average	Average	Income or	Average	Average	Income or	Average
(Dollars in thousands)	balance	expense	yield/rate	balance	expense	yield/rate	balance	expense	yield/rate

Interest-earning assets:
Interest-bearing obligations of other banks and federal funds sold	$70,115	$213	0.30%	$72,056	$207	0.29%	$23,129	$59	0.26%
Investment securities:
Taxable	110,194	1,863	1.69%	94,914	1,805	1.90%	95,462	2,430	2.55%
Nontaxable	42,399	2,221	5.24%	39,822	2,184	5.48%	37,015	2,090	5.65%
Loans:
Commercial, industrial and agricultural	587,359	25,889	4.41%	621,702	28,652	4.61%	612,201	29,586	4.83%
Residential mortgage	78,185	3,366	4.31%	60,704	3,094	5.10%	60,474	3,292	5.44%
Home equity loans and lines	59,706	3,443	5.77%	66,719	4,061	6.09%	78,691	5,249	6.67%
Consumer	9,902	643	6.49%	12,334	822	6.66%	13,278	815	6.14%
Loans	735,152	33,341	4.54%	761,459	36,629	4.81%	764,644	38,942	5.09%
Total interest-earning assets	957,860	37,638	3.93%	968,251	40,825	4.22%	920,250	43,521	4.73%
Other assets	72,035			73,565			71,616
Total assets	$1,029,895			$1,041,816			$991,866

Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$172,079	156	0.09%	$122,870	86	0.07%	$110,707	102	0.09%
Money Management	387,607	1,886	0.49%	366,857	2,446	0.67%	309,870	3,164	1.02%
Savings	60,147	53	0.09%	55,113	64	0.12%	51,143	65	0.13%
Time	147,915	1,744	1.18%	193,120	2,577	1.33%	200,306	3,318	1.66%
Total interest-bearing deposits	767,748	3,839	0.50%	737,960	5,173	0.70%	672,026	6,649	0.99%
Securities sold under agreements to repurchase	32,407	48	0.15%	51,558	78	0.15%	60,136	150	0.25%
Short- term borrowings	3	-	0.75%	-	-	-	192	1	0.74%
Long- term debt	12,409	491	3.96%	38,920	1,639	4.21%	55,705	2,354	4.23%
Total interest-bearing liabilities	812,567	4,378	0.54%	828,438	6,890	0.83%	788,059	9,154	1.16%
Noninterest-bearing deposits	116,724			110,657			106,115
Other liabilities	7,818			13,170			12,120
Shareholders' equity	92,786			89,551			85,572
Total liabilities and shareholders' equity	$1,029,895			$1,041,816			$991,866
T/E net interest income/Net interest margin		33,260	3.47%		33,935	3.50%		34,367	3.73%
Tax equivalent adjustment		(1,596)			(1,683)			(1,730)
Net interest income		$31,664			$32,252			$32,637

Provision for Loan Losses

For 2013, the Bank recorded net charge-offs of $3.6 million compared to $4.6 million in 2012. The charge-offs were more than the 2013 provision expense of $2.9 million and as a result, the allowance for loan losses (ALL) decreased $677 thousand over year-end 2012. At December 31, 2013, the ALL was $9.7 million or 1.34% of total loans compared to a ratio 1.38% at the end of 2012. Nonperforming assets declined during the year and Management closely monitors the credit quality of the portfolio in order to ensure that an appropriate ALL is maintained. As part of this process, Management performs a comprehensive analysis of the loan portfolio considering delinquencies trends and events, current economic conditions, and other relevant factors to determine the adequacy of the allowance for loan losses and the provision for loan losses. For more information, refer to the Loan Quality discussion and Tables 12 -17.

Noninterest Income

The following table presents a comparison of noninterest income for the years ended December 31, 2013 and 2012:

Table 4. Noninterest Income

	December 31		Change
(Dollars in thousands)	2013	2012	Amount	%
Noninterest Income
Investment and trust services fees	$4,429	$4,087	$342	8.4
Loan service charges	879	1,210	(331)	(27.4)
Mortgage banking activities	47	6	41	683.3
Deposit service charges and fees	1,831	1,925	(94)	(4.9)
Other service charges and fees	907	864	43	5.0
Debit card income	1,236	1,161	75	6.5
Increase in cash surrender value of life insurance	605	652	(47)	(7.2)
Other real estate owned (losses) net	(255)	(582)	327	56.2
Other	240	184	56	30.4
Net OTTI losses recognized in income	(75)	(100)	25	25.0
Securities gains (losses), net	33	44	(11)	(25.0)
Total noninterest income	$9,877	$9,451	$426	4.5

2013 versus 2012

Investment and Trust Services: These fees are comprised of asset management fees, estate administration and settlement fees, employee benefit plans and commissions from the sale of insurance and investment products through the Bank’s Personal Investment Centers. Asset management fees are recurring in nature and are affected by the market value of the assets. Asset management fees increased $285 thousand and estate fees increased $123 thousand over 2012. Commissions from the sale of insurance and investment products declined slightly compared to the 2012 commissions. Trust assets under management increased to $574.7 million at year-end, compared to $520.4 million at the end of 2012. During 2013, the Bank converted to a new trust operation system that it believes will better serve both the Bank and its customer’s needs for trust services.

Loan service charges: The Bank recorded its fifth consecutive year of flat or declining loan fees. This category includes loan origination fees, offset by those fees that are deferred, as well as production fees for originating mortgages for sale in the secondary market, and any fees for loan services that are charged after origination, e.g.: late fees or debt protection. The primary causes of the reduction in 2013 were lower mortgage production fees as refinance activity slowed in 2013 and an increase in deferred loan fees on consumer loans.

Mortgage banking fees: Mortgage banking fees consist primarily of fees for servicing mortgage loans originated and sold by the Bank. The fees for servicing mortgages declined in 2013 as the portfolio of mortgages serviced for others ($34.6 million) continues to pay down. Loans originated for the secondary market are done on a fee basis and these fees are recorded in loan service charges. For loans that were previously sold with servicing retained, mortgage servicing rights (MSR) are recorded and represent the Bank’s rights to receive future fee income from servicing these loans. MSR are measured and carried at the lower of cost or market value and are amortized over the expected life of the asset. In 2013, the MSR amortization, net of impairment charges, was $51 thousand compared to $133 thousand in 2012. While the Bank does not expect to originate and sell mortgages with servicing retained in the future, it will retain the existing servicing portfolio until those loans are paid-off.

Deposit fees: This category is comprised primarily of fees from overdrafts, an overdraft protection program, service charges, and account analysis fees. During 2013, the fees declined slightly compared to 2012. The primary factor contributing to this decrease was a reduction of $77 thousand in fees from the Bank’s overdraft protection program. Commercial account analysis and deposit fees, as well as all other retail deposit fees remained relatively flat when compared to 2012.

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

Other fees and service charges: This category includes fees for wire transfers, ATM activity fees and safe deposit box rentals, and no single category showed a significant increase in 2013.

Other real estate owned gains (losses), net: This category shows the net gains or losses on the sale of, or write-downs on, other real estate owned.

Securities gains and losses, and OTTI charges: In 2013, other-than-temporary-impairment charges were recorded on two private label mortgage backed securities and three equity securities that were considered other than temporarily impaired. Security gains were generated primarily by the sale of equity securities.

The following table presents a comparison of noninterest income for the years ended December 31, 2012 and 2011:

Table 4.1 Noninterest Income

	December 31		Change
(Dollars in thousands)	2012	2011	Amount	%
Noninterest Income
Investment and trust services fees	$4,087	$3,953	$134	3.4
Loan service charges	1,210	1,198	12	1.0
Mortgage banking activities	6	(72)	78	108.3
Deposit service charges and fees	1,925	2,142	(217)	(10.1)
Other service charges and fees	864	614	250	40.7
Debit card income	1,161	1,024	137	13.4
Increase in cash surrender value of life insurance	652	682	(30)	(4.4)
Other real estate owned (losses) gains, net	(582)	22	(604)	(2,745.5)
Other	184	720	(536)	(74.4)
Net OTTI losses recognized in income	(100)	(240)	140	58.3
Securities gains (losses), net	44	157	(113)	(72.0)
Total noninterest income	$9,451	$10,200	$(749)	(7.3)

2012 versus 2011

Investment and Trust Services: Asset management fees were flat year over year while estate fees increased $186 thousand compared to 2011. Fees generated from the Personal Investment Centers decreased slightly due to lower commissions on the sale of investments. Trust assets under management were $520.4 million at year-end, compared to $481.5 million in 2011.

Loan service charges: This category remained flat for 2012 compared to 2011 Fees earned for originating mortgages increased by $211 thousand, including an increase of $106 thousand for mortgages originated to be sold in the secondary market. Commercial loan service charges decreased compared to 2011 due to less prepayment fees. Consumer loan fees, including a debt protection program, totaled $136 thousand, down $32 thousand from 2011.

Mortgage banking fees: Fees from servicing mortgages declined by $24 thousand as the portfolio of mortgages serviced for others continues to pay down. In 2012, the MSR amortization, net of impairment charges, was $133 thousand compared to $235 thousand in 2011.

Deposit fees: Total deposit fees fell by $217 thousand during the year. Contributing to this decrease was a reduction of $193 thousand in retail overdraft fees. Commercial account analysis fees and overdrafts increased slightly during the year to $468 thousand. The Bank recorded $949 thousand in fees from a retail and commercial overdraft protection program compared to $912 thousand in 2011.

Other service charges and fees: This category increased $250 thousand primarily due to ATM interchange fees that were netted against ATM operating expenses in prior periods and included in noninterest expense. Also included in this category are fees for wire transfers, ATM activity fees and safe deposit box rentals.

Other real estate owned gains (losses), net: A net loss of $582 thousand was recorded in 2012 compared to a net gain of $22 thousand in 2011. Included in the 2012 total was a write-down of $349 thousand in the fourth quarter and a $217 thousand loss on a sale during the third quarter of 2012.

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

Noninterest Expense

The following table presents a comparison of noninterest expense for the years ended December 31, 2013 and 2012:

Table 5. Noninterest Expense

(Dollars in thousands)	December 31		Change
Noninterest Expense	2013	2012	Amount	%
Salaries and employee benefits	$16,590	$16,626	$(36)	(0.2)
Net occupancy expense	2,259	2,024	235	11.6
Furniture and equipment expense	975	875	100	11.4
Advertising	1,384	1,401	(17)	(1.2)
Legal and professional fees	1,172	1,170	2	0.2
Data processing	1,713	1,642	71	4.3
Pennsylvania bank shares tax	815	745	70	9.4
Intangible amortization	425	435	(10)	(2.3)
FDIC insurance	979	1,093	(114)	(10.4)
ATM/debit card processing	706	630	76	12.1
Other	4,076	3,960	116	2.9
Total noninterest expense	$31,094	$30,601	$493	1.6

2013 versus 2012

Salaries and benefits: This category is the largest noninterest expense category and these expenses remained essentially unchanged as compared to the prior year. Salary expense increased by $299 thousand and health insurance expense increased $253 thousand during 2013. The increase in salary expense is due primarily to normal changes in staffing levels and salary adjustments. Health insurance increased due to higher claim expense in the Bank’s self-funded plan. Offsetting these increases was a reduction in pension expense of $513 thousand as the result of a $6.0 million contribution to the plan at the end of 2012. See Note 14 of the accompanying consolidated financial statements for additional information on benefit plans. All other employee benefit expenses remained consistent with 2012 levels.

Net Occupancy: This category includes all of the expense associated with the properties and facilities used for bank operations such as depreciation, leases, maintenance, utilities and real estate taxes. The increase during 2013 is due to a full year of lease and operating costs for two community offices that were not in-service for a full year in 2012.

Legal and professional fees: This category consists of fees paid to outside legal counsel, consultants, and audit fees. In total, these fees remained flat year over year; however, the Bank recorded higher consulting fees that were partially offset by a reduction in appraisal fees. Internal audit fees increased slightly during the year, while external audit fees remained flat.

Data processing: The largest cost in this category is the expense associated with the Bank’s core processing system and related services, and accounted for $1.3 million of the total data processing costs.

Other: Other noninterest expense increased less than 3% in 2013. The lines items in this category showing the largest increases were director’s fees (up $41 thousand), telephone expense (up $25 thousand) and postage expense (up $17 thousand). These increases were partially offset by numerous other line items that had decreases year-over-year. Loan collection and foreclosure expense was $239 thousand in 2013 versus $255 thousand in 2012. The cost to carry OREO increased from $49 thousand in 2012 to $137 thousand in 2013. In 2012, the Bank incurred $439 thousand in penalties for prepaying FHLB debt that was not recorded in 2013. However, in the fourth quarter of 2013, the Bank recorded a nonrecurring expense of $667 thousand for a deferred compensation plan assumed by the Bank from its 2006 acquisition of Fulton Bancshares Corporation. At the time of the acquisition, information provided by the FDIC to the Bank indicated that this payout was a non-permissible payment and therefore not accrued in prior years. The FDIC decision was challenged by the beneficiary of the payment, and more than 7 years later, the FDIC reversed its decision thereby permitting the payment and resulting in an expense to the Bank.

The following table presents a comparison of noninterest expense for the years ended December 31, 2012 and 2011:

Table 5.1 Noninterest Expense

(Dollars in thousands)	December 31		Change
Noninterest Expense	2012	2011	Amount	%
Salaries and employee benefits	$16,626	$15,195	$1,431	9.4
Net occupancy expense	2,024	2,006	18	0.9
Furniture and equipment expense	875	837	38	4.5
Advertising	1,401	1,335	66	4.9
Legal and professional fees	1,170	1,069	101	9.4
Data processing	1,642	1,462	180	12.3
Pennsylvania bank shares tax	745	681	64	9.4
Intangible amortization	435	446	(11)	(2.5)
FDIC insurance	1,093	1,084	9	0.8
ATM/debit card processing	630	332	298	89.8
Other	3,960	3,886	74	1.9
Total noninterest expense	$30,601	$28,333	$2,268	8.0

Salaries and benefits: This category increased $1.4 million, or approximately 9% in 2012. The largest contributors to this increase are salary expense and pension expense. Salary expense increased by $882 thousand while pension expense increased $368 thousand due to the continued low interest rate environment. The expense for all other employee benefits remained consistent with 2011 levels, including health insurance, which increased only $28 thousand over 2011.

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

Data processing: The largest cost in this category is the expense associated with the Bank’s core processing system and related services, and accounted for $1.2 million of the total data processing cost of $1.6 million.

Other: Other noninterest expense was $4.0 million in 2012, representing just a 1.9% increase over 2011. The Bank continued to prepay FHLB debt in 2012 and incurred $439 thousand in penalties compared to $344 thousand in 2011. Charitable donations to local organizations, loan collection, and the Bank’s capital stock tax increased over 2011, while postage costs decreased. Loan collection expense was $255 thousand in 2012 compared to $288 thousand in 2011.

Provision for Income Taxes

The Corporation recorded a Federal income tax expense of $1.3 million in 2013 compared to $512 thousand in 2012 and $411 thousand in 2011. The effective tax rate for 2013, 2012, and 2011 was 17.2%, 8.7% and 5.9%, respectively. Pretax income was $1.7 million more than in 2012; therefore, the tax benefit of tax-free income to pre-tax income was less and the effective tax rate increased. The 2013 tax-free benefit from tax-free assets was approximately 21% of pre-tax income compared to 29% in 2012. In 2011, a tax adjustment artificially reduced the effective tax rate in 2011. During the second quarter of 2011, an internal review discovered that tax-exempt commercial loans booked in the fourth quarter of 2008, during 2009, 2010 and the first quarter of 2011 were not properly coded as tax-exempt in the Bank’s core processing system. This resulted in the income from these loans being recorded as taxable income and the benefit of the tax-exempt status was not reflected in the Corporation’s income tax calculation. After a thorough review of the affected loans to determine the unrecorded tax benefit, and consultation with the Corporation’s internal and external audit firms, the Corporation deemed the adjustment to be immaterial to the consolidated financial statements for the current and prior years and therefore, no prior period adjustment was required. The Corporation recorded the past income tax benefits during the second quarter of 2011. The adjustment to income tax expense made in the second quarter was a credit of approximately $660 thousand attributable to the years 2008, 2009 and 2010 and approximately $95 thousand attributable to the first quarter of 2011. This adjustment is reflected in the 2011 income tax expense. Had the tax adjustment of $660 thousand been allocated proportionally to the years it was generated, the effective tax rate for 2011 would have been 15.3%. For a more comprehensive analysis of Federal income tax expense refer to Note 11 of the accompanying financial statements.

Financial Condition

One method of evaluating the Corporation’s condition is in terms of its sources and uses of funds. Assets represent uses of funds while liabilities represent sources of funds. At December 31, 2013, total assets decreased approximately 4% over the prior year to $984.6 million from $1.027 billion at the end of 2012.

Interest Bearing Deposits in Other Banks:

This asset decreased by $30.0 million year over year, but averaged $70.1 million for the year. The large variance between the average balance and the ending balance was due to the seasonality of a large dollar deposit account that is cash flow intensive. At year-end, approximately $5 million was held by other banks in the form of short-term certificates of deposit. Approximately $21 million was held in an interest-bearing account at the Federal Reserve.

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

The following table presents amortized cost and estimated fair value of investment securities by type at December 31 for the past three years:

Table 6. Investment Securities at Amortized Cost and Estimated Fair Value

	2013		2012		2011
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
(Dollars in thousands)
Equity securities	$1,472	$1,970	$2,104	$1,941	$2,105	$1,759
U.S. Government agency securities	11,771	11,751	12,657	12,809	13,159	13,229
Municipal securities	56,861	56,857	58,395	61,216	42,490	45,081
Corporate debt securities	1,002	1,001	1,005	994	2,484	2,414
Trust preferred securities	5,922	5,051	5,905	4,830	5,890	4,618
Agency mortgage-backed securities	81,352	81,027	48,121	49,066	54,314	55,285
Private-label mortgage-backed securities	1,984	1,969	2,539	2,426	3,366	2,867
Asset-backed securities	51	48	59	46	66	48
	$160,415	$159,674	$130,785	$133,328	$123,874	$125,301

The following table presents analysis of investment securities at December 31, 2013 by maturity, and the weighted average yield for each maturity presented. The yields presented in this table are calculated using tax-equivalent interest and the amortized cost.

Table 7. Maturity Distribution of Investment Portfolio

			After one year		After five years		After ten
	One year or less		through five years		through ten years		years		Total
	Fair		Fair		Fair		Fair		Fair
(Dollars in thousands)	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
Available for Sale
U.S. Government agency securities	$-	-	$2,301	1.02%	$3,115	1.54%	$6,335	0.87%	$11,751	1.07%
Municipal securities	478	5.75%	11,814	5.86%	20,124	4.56%	24,441	4.13%	56,857	4.66%
Corporate debt securities	1,001	0.56%	-	-	-	-	-	-	1,001	0.56%
Trust preferred securities	-	-	-	-	-	-	5,051	1.62%	5,051	1.62%
Agency mortgage-backed securities	-	-	1,521	1.66%	3,596	3.60%	75,910	2.08%	81,027	2.14%
Private-label mortgage-backed securities	-	-	-	-	-	-	1,969	5.50%	1,969	5.50%
Asset-backed securities	36	0.46%	-	-	-	-	12	3.87%	48	0.97%
	$1,515	2.20%	$15,636	4.74%	$26,835	4.08%	$113,718	2.42%	$157,704	2.93%

As shown in Table 3 and Table 6, the average balance and the ending balance of the investment portfolio increased during the year as the loan portfolio declined. Interest rates continue to remain low and cash flows were reinvested in the portfolio at lower rates, consequently, the yield on the portfolio continued to decline. The yield declined to 2.68% for 2013 compared to 2.96% in 2012. U.S. Agency mortgage backed securities and municipal bonds continue to comprise the largest sectors by fair value of the portfolio, approximately 87% in total. The Bank expects that the portfolio will continue to remain concentrated in these investment sectors. The portfolio produced $37.4 million in cash flows in 2013 while $69.1 million was invested into the portfolio during the year. The majority of the investment purchases were made in the U.S. Agency mortgage backed securities sector, resulting in a sizable increase in this sector during the year. For the year, the Corporation recorded net securities gains of $33 thousand and other-than-temporary impairment charges of $75 thousand.

Equities: The equity portfolio is comprised entirely of bank stocks with the Bank and the Corporation each holding separate portfolios. The stocks held in the portfolio range from community banks to large national banks. During 2013, both the Bank and the Corporation began the process of reducing the size of their equity portfolios. It is expected that both portfolios will continue to be reduced.

Municipal Bonds: The Bank’s municipal bond portfolio is well diversified geographically and is comprised of both tax-exempt (75% of the portfolio) and taxable (25% if the portfolio) municipal bonds. General obligation bonds comprise 72% of the municipal portfolio and revenue bonds 18%. The portfolio holds one hundred seven separate issues within twenty-seven states. The largest dollar exposure is to issuers in the state of Texas ($9.8 million / 20 issues) and Pennsylvania ($6.1 million / 11 issues). The majority of the bonds (79%) have either private bond insurance or have some other type of credit enhancement. When purchasing municipal bonds, the Bank looks primarily to the underlying credit of the issuer as a sign of credit quality and then to any credit enhancement. Approximately $54 million of the portfolio is rated “A” or higher by Moody and the weighted average rating of the portfolio is “Aa3”. The Bank owns six issues for $2.4 million that are not rated by a nationally recognized rating agency.

Corporate Bonds: There is one variable rate bond in the corporate bond portfolio in the financial services sector. This bond is rated A3 by Moody’s and is scheduled to mature in 2014.

Trust Preferred Bonds: The following table provides additional detail about the Bank’s trust preferred securities at December 31, 2013. The holdings remain the same as at the prior year end, but the unrealized loss has declined from $1.1 million to $871 thousand year-over-year. The credit ratings for each bond are similar to the ratings one year prior. Trust preferred securities are typically issued by a subsidiary grantor trust of a bank holding company, which uses the proceeds of the equity issuance to purchase deeply subordinated debt issued by the bank holding company. Trust-preferred securities can reflect single entity issues or a group of entities (pooled trust preferred). Pooled trust preferred securities have been the subject of significant write-downs due in some cases from the default of one issuer in the pool that then impairs the entire pool. All of the Bank’s issues are single issuer, variable rate notes with long final maturities (2027-2028) that continue to pay dividends.

Table 8. Trust Preferred Securities

(Dollars in thousands)

Deal Name	Single Issuer or Pooled	Class	Amortized Cost	Fair Value	Gross Unrealized Gain (Loss)	Lowest Credit Rating Assigned	Number of Banks Currently Performing	Deferrals and Defaults as % of Original Collateral	Expected Deferral/ Defaults as a Percentage of Remaining Performing Collateral

Huntington Cap Trust	Single	Preferred Stock	$936	$809	$(127)	BB+	1	None	None
Huntington Cap Trust II	Single	Preferred Stock	885	778	(107)	BB+	1	None	None
BankAmerica Cap III	Single	Preferred Stock	960	793	(167)	BB+	1	None	None
Wachovia Cap Trust II	Single	Preferred Stock	275	245	(30)	BBB+	1	None	None
Corestates Captl Tr II	Single	Preferred Stock	932	829	(103)	BBB+	1	None	None
Chase Cap VI JPM	Single	Preferred Stock	960	798	(162)	BBB	1	None	None
Fleet Cap Tr V	Single	Preferred Stock	974	799	(175)	BB+	1	None	None
			$5,922	$5,051	$(871)

Mortgage-backed Securities: This sector holds $83.0 million or 52% of the total portfolio. The majority of this sector ($81.0 million) is comprised of U.S. Government Agency MBS. In addition, the Bank holds six private label mortgage-backed securities (PLMBS) with a fair value of $2.0 million and an amortized cost of $2.0 million. The PLMBS bonds paid down by more than $500 thousand in 2013.

The Bank’s PLMBS portfolio is comprised primarily of Alt-A loans. Alt-A loans are first-lien residential mortgages that generally conform to traditional “prime” credit guidelines; however, loan factors such as the loan-to-value ratio, loan documentation, occupancy status or property type cause these loans not to qualify for standard underwriting programs. The Alt-A product in the Bank’s portfolio is comprised of fixed-rate mortgages that were originated between 2004 and 2006 and all were originally rated AAA. The bonds issued in 2006 are experiencing the highest delinquency and loss rates. All of these bonds originally had some type of credit support tranche to absorb any loss prior to losses at the senior tranche held by the Bank, but this has eroded completely on some bonds as they have started to experience losses. The Bank recorded other-than-temporary impairment charges of $25 thousand on two PLMBS in 2013. Based on the performance of some of the PLMBS, it appears as if the underwriting standards that were represented in the offering, and resulted in the AAA rating, were not followed. As a result, the Bank purchased some securities based on these misrepresentations, and it is most likely that these securities would not have been purchased had all the information been reported correctly. The Bank is participating in a lawsuit against certain issuers related to these misrepresentations. The following table provides additional detail about the Bank’s PLMBS at December 31, 2013.

Table 8.1 Private Label Mortgage Backed Securities

(Dollars in thousands)				Gross				Cumulative
	Origination	Amortized	Fair	Unrealized	Collateral	Lowest Credit	Credit	OTTI
Description	Date	Cost	Value	Gain (Loss)	Type	Rating Assigned	Support %	Charges
RALI 2004-QS4 A7	3/1/2004	$184	$184	$-	ALT A	BBB+	12.38	$-
MALT 2004-6 7A1	6/1/2004	435	441	6	ALT A	CCC	14.26	-
RALI 2005-QS2 A1	2/1/2005	326	335	9	ALT A	CC	5.93	10
RALI 2006-QS4 A2	4/1/2006	607	583	(24)	ALT A	D	-	293
GSR 2006-5F 2A1	5/1/2006	97	98	1	Prime	D	-	15
RALI 2006-QS8 A1	7/28/2006	335	328	(7)	ALT A	D	-	197
		$1,984	$1,969	$(15)				$515

Impairment:

Table 9 reflects the temporary impairment in the investment portfolio (excluding restricted stock), aggregated by investment category, length of time that individual securities have been in a continuous unrealized loss position and the number of securities in each category as of December 31, 2013 and 2012.

The condition of the portfolio at year-end 2013, as measured by the dollar amount of temporarily impaired securities, has weakened. The municipal bond portfolio recorded the largest unrealized loss, but the agency mortgage backed portfolio shows the greatest number of securities with an unrealized loss.

For securities with an unrealized loss, Management applies a systematic methodology in order to perform an assessment of the potential for other-than-temporary impairment. In the case of debt securities, investments considered for other-than-temporary impairment: (1) had a specified maturity or repricing date; (2) were generally expected to be redeemed at par, and (3) were expected to achieve a recovery in market value within a reasonable period of time. In addition, the Bank considers whether it intends to sell these securities or whether it will be forced to sell these securities before the earlier of amortized cost recovery or maturity. Equity securities are assessed for other-than-temporary impairment based on the length of time of impairment, dollar amount of the impairment and general market and financial conditions relating to specific issues. The impairment identified on debt and equity securities and subject to assessment at December 31, 2013, was deemed to be temporary and required no further adjustments to the financial statements, unless otherwise noted.

Table 9. Temporary Impairment

	December 31, 2013
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

Equity securities	$22	$(1)	1	$-	$-	-	$22	$(1)	1
U.S. Government agency securities	3,971	(85)	7	3,807	(29)	7	7,778	(114)	14
Municipal securities	16,770	(1,022)	24	3,160	(382)	4	19,930	(1,404)	28
Corporate debt securities	-	-	-	1,001	(1)	1	1,001	(1)	1
Trust preferred securities	-	-	-	5,051	(871)	7	5,051	(871)	7
Agency mortgage-backed securities	40,395	(999)	38	2,213	(52)	4	42,608	(1,051)	42
Private-label mortgage-backed securities	-	-	-	911	(31)	2	911	(31)	2
Asset-backed securities	-	-	-	48	(3)	3	48	(3)	3
Total temporarily impaired securities	$61,158	$(2,107)	70	$16,191	$(1,369)	28	$77,349	$(3,476)	98

	December 31, 2012
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

Equity securities	$226	$(20)	3	$1,236	$(235)	13	$1,462	$(255)	16
U.S. Government agency securities	938	(1)	1	3,346	(3)	6	4,284	(4)	7
Municipal securities	8,789	(163)	10	-	-	-	8,789	(163)	10
Corporate debt securities	-	-	-	994	(11)	1	994	(11)	1
Trust preferred securities	-	-	-	4,830	(1,075)	7	4,830	(1,075)	7
Agency mortgage-backed securities	6,869	(68)	8	2,664	(16)	6	9,533	(84)	14
Private-label mortgage-backed securities	-	-	-	1,875	(123)	5	1,875	(123)	5
Asset-backed securities	-	-	-	46	(13)	3	46	(13)	3
Total temporarily impaired securities	$16,822	$(252)	22	$14,991	$(1,476)	41	$31,813	$(1,728)	63

The unrealized losses in the municipal bond sector increased by $1.2 million, on 18 additional securities, as compared to year-end 2012. Intermediate and long-term interest rates increased during 2013 and this resulted in decline in value of these fixed rate securities. At December 31, 2013, the Bank believes it will be able to collect all interest and principal due on these bonds and that it will not be forced to sell these bonds prior to maturity. Therefore, no other-than-temporary-impairment charges were recorded.

The unrealized loss in the trust preferred sector declined by $204 thousand compared to the prior year-end and market prices continued to show improvement during 2013. All of the Bank’s trust preferred securities are variable rate notes with long maturities (2027 – 2028) from companies that received money (and in some cases paid back) from the Troubled Asset Relief Program (TARP), continue to pay dividends and have raised capital. The credit ratings on this portfolio are similar to the prior year and no bonds have missed or suspended any payments. At December 31, 2013, the Bank believes it will be able to collect all interest and principal due on these bonds and that it will not be forced to sell these bonds prior to maturity. Therefore, no other-than-temporary-impairment charges were recorded.

The Agency mortgage-backed securities portfolio has had a $967 thousand increase in unrealized losses since the end of 2012. This increase is driven by market interest rates since these bonds have essentially no credit risk.

The PLMBS sector continues to show a gross unrealized loss of $31 thousand on two securities. The majority of this sector is comprised of “Alt-A” PLMBS. These bonds were all rated AAA at time of purchase but have since experienced rating declines. Some have experienced increased delinquencies and defaults, while others have seen the credit support increase as the bonds paid-down. The Bank monitors the performance of the Alt-A investments on a regular basis and reviews delinquencies, default rates, credit support levels and various cash flow stress test scenarios. In determining the credit related loss, Management considers all principal past due 60 days or more as a loss. If additional principal moves beyond 60 days past due, it will also be considered a loss. As a result of the analysis on PLMBS it was determined that three bonds contained losses that were considered other-than-temporary. Management determined $25 thousand was credit related and therefore, recorded an impairment charge of $25 thousand against earnings in 2013. The market for PLMBS continues to be weak and Management believes that this factor accounts for a portion of the unrealized losses that is not attributable to credit issues. Management continues to monitor these securities and it is possible that additional write-downs may occur if current loss trends continue. The Bank is participating in a class-action lawsuit against one PLMBS servicer that centers on defective warranties and representations made as part of the underwriting process. The resolution of this action is unknown at this time. For additional detail on the Bank’s PLMBS, see Table 8.1.

The Bank held $1.9 million of restricted stock at the end of 2013. The restricted stock is comprised primarily of an investment in the Federal Home Loan Bank of Pittsburgh (FHLB). FHLB stock is carried at a cost of $100 per share. During 2013, FHLB repurchased $1.7 million in stock and began paying a dividend. FHLB stock is evaluated for impairment primarily based on an assessment of the ultimate recoverability of its cost. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support it operations. There is not a public market for FHLB stock and the benefits of FHLB membership (e.g., liquidity and low cost funding) add value to the stock beyond purely financial measures. If FHLB stock were deemed to be impaired, the write-down for the Bank could be significant. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment.

Loans:

Average gross loans for 2013 decreased by $26.3 million to $735.2 million compared to $761.5 million in 2012. Residential mortgage loans were the only loan category to show an increase in average balances during the year, but the increase was more than offset by a decline in average commercial and consumer loans during the year. The yield on the portfolio declined again in 2013 after another year of low interest rates, dropping to 4.54% in 2013 from 4.81% in 2012. Table 3 presents detail on the 2013 average balances and yields earned on loans for the past three years. The following table shows loans outstanding, by primary collateral, as of December 31 for the past 5 years.

Table 10. Loan Portfolio

	December 31
(Dollars in thousands)	2013		2012		2011		2010		2009
	Balance	% Change	Balance	% Change	Balance	% Change	Balance	% Change	Balance
Residential real estate 1-4 family
Consumer first lien	$103,573	10.4	$93,790	8.1	$86,767	(11.9)	$98,528	(11.4)	$111,252
Consumer junior lien and lines of credit	34,636	(2.4)	35,494	(11.9)	40,290	(11.8)	45,669	(12.0)	51,903
Total consumer	138,209	6.9	129,284	1.8	127,057	(11.9)	144,197	(11.6)	163,155

Commercial first lien	58,466	(3.9)	60,809	10.3	55,130	20.9	45,600	46.7	31,078
Commercial junior liens and lines of credit	5,939	(12.6)	6,794	(13.4)	7,846	(28.8)	11,025	15.4	9,557
Total commercial	64,405	(4.7)	67,603	7.3	62,976	11.2	56,625	39.4	40,635
Total residential real estate 1-4 family	202,614	2.9	196,887	3.6	190,033	(5.4)	200,822	(1.5)	203,790

Residential real estate construction
Consumer purpose	3,960	21.7	3,255	135.7	1,381	(27.2)	1,897	7.5	1,765
Commercial purpose	8,559	(29.7)	12,177	(38.8)	19,901	(74.4)	77,660	(6.3)	82,884
Total residential real estate construction	12,519	(18.9)	15,432	(27.5)	21,282	(73.2)	79,557	(6.0)	84,649

Commercial real estate	329,373	(9.5)	363,874	1.4	358,974	18.0	304,195	7.2	283,839
Commercial	170,327	2.2	166,734	(8.7)	182,694	24.6	146,672	1.8	144,035
Total commercial	499,700	(5.8)	530,608	(2.0)	541,668	20.1	450,867	5.4	427,874
Consumer	8,580	(19.5)	10,652	(20.7)	13,427	(22.8)	17,396	(25.2)	23,250
Total loans	723,413	(4.0)	753,579	(1.7)	766,410	2.4	748,642	1.2	739,563
Less: Allowance for loan losses	(9,702)	(6.5)	(10,379)	6.7	(9,723)	10.5	(8,801)	(1.5)	(8,937)
Net loans	$713,711	(4.0)	$743,200	(1.8)	$756,687	2.3	$739,841	1.3	$730,626

Residential real estate: This category is comprised of consumer purpose loans secured by residential real estate and to a lesser extent, commercial purpose loans secured by residential real estate. The consumer purpose category represents traditional residential mortgage loans and home equity products (primarily junior liens and lines of credit). Total residential real estate loans increased over 2012 as the result of an increase in residential first lien mortgages. The Bank retained more consumer mortgages in its portfolio in 2013 than in 2012. The loans that were retained were identified as part of a selective retention program designed to hold mortgages the Bank believes will have a shorter than average life. The Bank expects to continue the selective retention program in 2014 and for this balance to increase in 2014. In 2013, the Bank originated $37.2 million in mortgages, including approximately $10 million for a fee through a third party brokerage agreement. The Bank does not originate or hold any loans that would be considered sub-prime or Alt-A, and does not generally originate mortgages outside of its primary market area. During mid-year 2013, the Bank saw an increase in purchase money mortgages and a slow-down in refinancing as rates increased slightly during mid-year. The Bank expects 2014 activity to be primarily purchase money mortgages.

Home equity lending was slow during 2013 and the new production was unable to offset the run-off and the balance of home equity loans declined slightly compared to 2012. The majority of the home equity production in 2013 was in the line-of-credit product that offers a variable rate and was offered with promotional pricing during the year. However, line-of-credit originations do not always result in a dollar for dollar increase in new balances. Despite low rates, the Bank expects that home equity lending will not pick up significantly in 2014.

Commercial purpose loans in this category represent loans made for various business needs, but are secured with residential real estate. In addition to the real estate collateral, it is possible that additional security is provided by personal guarantees or UCC filings. These loans are underwritten as commercial loans and are not originated to be sold.

Residential real estate construction: The largest component of this category represents loans to residential real estate developers of $8.6 million, while loans for individuals to construct personal residences totaled $4.0 million at December 31, 2013. This category continued to decline again in 2013 as the residential real estate market for new construction is still slow. The Bank’s exposure to residential construction loans is concentrated primarily in south central Pennsylvania. Real estate construction loans, especially land development loans, frequently provide an interest reserve in order to assist the developer during the development stage when minimal cash flow is generated. All real estate construction loans are underwritten in the same manner, regardless of the use of an interest reserve. At December 31, 2013, the Bank had $7.7 million in residential real estate construction loans funded with an interest reserve and capitalized $79 thousand of interest from these reserves on active projects in 2013. Real estate construction loans are monitored on a regular basis by either an independent third party inspector or the assigned loan officer depending on loan amount or complexity of the project. This monitoring process includes at a minimum, the submission of invoices and AIA documents of costs incurred by the borrower, on-site inspections, and a signature by the assigned loan officer for disbursement of funds.

Commercial loans: Commercial loans continue to be the largest loan category on the balance sheet; however, these loans declined 5.8% compared to the end of 2012. In 2013, the Bank approved approximately $133 million in commercial loans and commitments with approximately $88 million in new money advances. Low rates continue to make variable rate loans attractive to borrowers. However, in today’s low rate environment, the extremely low rates squeeze loan profitability. The competition for good quality loans continues to be strong with the best customers able to attract multiple offers. In addition, where the Bank was able to book new loans with rate floors in prior years, the competitive environment has seen the use of rate floors more difficult to obtain. The Bank offers competitive products, but believes it is not always in the best long-term interest of the Bank to match every competitive offer; therefore, it is likely that the Bank will lose some balances due solely to pricing.

Commercial real estate (CRE): This category includes commercial, industrial, farm and agricultural loans, where real estate serves as the primary collateral for the loan. This loan category declined by $34.5 million over the prior year. The decreases in 2013 were not centered on any one type of commercial real estate and both the originated and purchased loan portfolios declined. In addition, CRE charge-offs of $2.9 million contributed to part of the reduction year over year. The largest sectors (by collateral) in CRE are: land development ($57.4 million), hotels and motels ($39.7 million), farm land ($37.1 million), and office buildings ($36.7 million).

Commercial (C&I): This category includes commercial, industrial, farm, agricultural, and municipal loans. Collateral for these loans may include business assets or equipment, personal guarantees, or other non-real estate collateral. C&I loans increased $3.6 million over the 2012 ending balance. During 2013, the Bank saw a reduction of approximately $16 million in C&I loans, offset by an increase of approximately $20 million in tax-free municipal loans. The largest sectors (by industry) are: municipal loans ($63.1 million), manufacturing ($21.5 million), utilities ($18.9 million), retail trade ($15.2 million) and construction ($14.3 million).

The Bank is active in its market in pursuing commercial lending opportunities, but supplements in-market growth with purchased loan participations. The Bank purchases commercial loan participations in an effort to increase its commercial lending and diversify its loan mix, both geographically and by industry sector. Purchased loans are originated primarily within the south central Pennsylvania market and are purchased from only a few select counter parties. These loans usually represent an opportunity to participate in larger credits that are not available in market, with the benefit of lower origination and servicing costs. In 2013, the Bank purchased $20.4 million of loan participations and commitments. The amount purchased in 2013 is less than the amount of participations purchased in 2012. At December 31, 2013, the Bank held $109.7 million in purchased loan participations in its portfolio compared to $142.9 million at the prior year-end. When the Bank is not the lead bank in the loan participation, it often sees these loans payoff unexpectedly and with no input from the Bank about refinancing options. The Bank expects that commercial lending will continue to be the primary area of loan growth in the future via in-market and loan participation activity: however, it does not expect loan production to be substantially higher in 2014. To enhance these growth opportunities, the Bank continues to partner with two Small Business Development Centers at local universities and is a designated Small Business Administration lender.

Consumer loans: This category is comprised of direct, indirect (automobile), unsecured personal lines of credit, and continues to show a downward trend in outstanding balances. This category declined by $2.1 million from 2012. Most of the decrease occurred in the indirect lending portfolio. The Bank’s indirect lending portfolio is $1.4 million, down from $3.7 million at year-end 2012. The Bank exited this line of business in the first quarter of 2010 and no new originations have been booked since then. This portfolio also contains $3.6 million of unsecured personal lines of credit and this balance is virtually unchanged from the prior year-end. With exiting the indirect lending business, the unwillingness of consumers to increase their debt, and the highly price competitive nature of consumer lending, the consumer portfolio is expected to continue to run-down throughout 2014.

Table 11. Maturities and Interest Rate Terms of Selected Loans

The following table presents the stated maturities (or earlier call dates) of selected loans as of December 31, 2013. Residential mortgage and consumer loans are excluded from the presentation.

	Less than		Over
(Dollars in thousands)	1 year	1-5 years	5 years	Total
Loans:
Residential real estate construction	$11,074	$1,235	$210	$12,519
Commercial real estate	56,138	47,312	225,923	329,373
Commercial	57,653	34,824	77,850	170,327
	$124,865	$83,371	$303,983	$512,219

Loans with fixed and variable interest rates at December 31, 2013 are shown below:

	Less than		Over
(Dollars in thousands)	1 year	1-5 years	5 years	Total
Loans with fixed rates	$18,090	$27,717	$25,748	$71,555
Loans with variable rates	106,775	55,654	278,235	440,664
	$124,865	$83,371	$303,983	$512,219

Loan Quality:

Management utilizes a risk rating scale ranging from 1 (Prime) to 9 (Loss) to evaluate loan quality. This risk rating scale is used primarily for commercial purpose loans. Consumer purpose loans are identified as either a pass or substandard rating. Substandard consumer loans are loans that are 90 days or more past due and still accruing. Loans rated 1 – 4 are considered pass credits. Loans that are rated 5 are pass credits, but have been identified as credits that are likely to warrant additional attention and monitoring. Loans rated 6 (Special Mention) or worse begin to receive enhanced monitoring and reporting by the Bank. Loans rated 7 (Substandard) or 8 (Doubtful) exhibit the greatest financial weakness and present the greatest possible risk of loss to the Bank. Nonaccrual loans are rated no better than 7. The following represents some of the factors used in determining the risk rating of a borrower: cash flow, debt coverage, liquidity, management, and collateral. Risk ratings, for pass credits, are generally reviewed annually for term debt and at renewal for revolving or renewing debt. The Bank monitors loan quality by reviewing four measurements: (1) loans rated 6 or worse (collectively “watch list”), (2) delinquent loans, (3) other real estate owned (OREO), and (4) net-charge-offs. Management compares trends in these measurements with the Bank’s internally established targets, as well as its national peer group.

Watch list loans exhibit financial weaknesses that increase the potential risk of default or loss to the Bank. However, inclusion on the watch list, does not by itself, mean a loss is certain. The watch list includes both performing and nonperforming loans. Watch list loans totaled $76.3 million at year-end compared to $104.3 million at the prior year-end. The watch list is comprised of $19.0 million rated 6, and $57.3 million rated 7. The Bank has no loans rated 8 (Doubtful) or 9 (Loss). The composition of the watch list loans, by primary collateral, is shown in Note 6 of the accompanying financial statements and includes all those loans rates lower than “pass”. Included in the 2013 substandard loan total is $24.6 million of nonaccrual loans. Of the nonaccrual loans, the most significant nonaccrual loans are reported on Table 13. The Bank’s Loan Management Committee reviews these loans and risk ratings on a quarterly basis in order to proactively identify and manage problem loans. In addition, a committee meets monthly to discuss possible workout strategies for OREO and all credits rated 7 or worse. Management also tracks other commercial loan risk measurements including high loan to value loans, concentrations, participations and policy exceptions and reports these to the Credit Risk Oversight Committee of the Board of Directors. The Bank also uses a third-party consultant to assist with internal loan review with a goal of reviewing 60% of commercial loans each year. The FDIC defines certain supervisory loan-to-value lending limits. The Bank’s internal loan–to-value limits are all equal to, or have a lower loan-to-value limit, than the supervisory limits. At December 31, 2013, the Bank had loans of $30.4 million that exceeded the supervisory limit.

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

Loan quality has improved during 2013, as measured by the balance of nonperforming loans (Table 12). Nonperforming loans have decreased by $11.7 million with the majority of the decrease coming in the commercial real estate sector. Table 13 identifies the most significant loans in nonaccrual status. These nonaccrual loans account for 85% of the total nonaccrual balance. During 2013, the primary changes to the significant nonaccrual list was a payoff of approximately $2.4 million, a return to accrual status of approximately $2.5 million, and partial charge-offs of $2.2 million. Credits 8 and 9 on Table 13 were added to nonaccrual status in 2013. Also included in the nonaccrual total are $10.1 million of loans classified as troubled debt restructurings (TDR), including credits 3 and 6 on Table 13. A TDR loan is maintained on nonaccrual status until a satisfactory repayment history is established. All of the Bank’s TDR loans are in compliance with the modified terms except one, credit 3 on Table 13. All loans on the watch list that are not on nonaccrual or past due 90 days more are considered potential problem loans. Potential problem loans at December 31, 2013 totaled $51.0 million compared to $67.3 million at December 31, 2012.

The following table presents a five year summary of nonperforming assets as of December 31 of each year:

Table 12. Nonperforming Assets

	December 31
(Dollars in thousands)	2013	2012	2011	2010	2009

Nonaccrual loans
Residential real estate 1-4 family
First liens	$2,599	$3,584	$1,749	$691	$345
Junior liens and lines of credit	107	758	282	122	-
Total	2,706	4,342	2,031	813	345
Residential real estate construction	538	557	-	6,500	4,040
Commercial real estate	19,001	28,659	14,278	13,003	5,654
Commercial	2,398	2,836	1,447	1,668	124
Consumer	-	-	-	-	30
Total nonaccrual loans	24,643	36,394	17,756	21,984	10,193

Loans past due 90 days or more and still accruing
Residential real estate 1-4 family
First liens	302	120	2,516	1,093	3,060
Junior liens and lines of credit	41	112	301	833	494
Total	343	232	2,817	1,926	3,554
Residential real estate construction	-	-	121	911	1,426
Commercial real estate	207	-	1,627	2,343	1,926
Commercial	44	315	100	244	960
Consumer	10	16	107	125	195
Total loans past due 90 days or more and still accruing	604	563	4,772	5,549	8,061
Total nonperforming loans	25,247	36,957	22,528	27,533	18,254
Repossessed assets	-	-	6	-	18
Other real estate owned	4,708	5,127	3,224	618	642
Total nonperforming assets	$29,955	$42,084	$25,758	$28,151	$18,272

Nonperforming loans to total gross loans	3.49%	4.90%	2.94%	3.68%	2.47%
Nonperforming assets to total assets	3.04%	4.10%	2.60%	2.96%	1.93%
Allowance for loan losses to nonperforming loans	38.43%	28.08%	43.16%	31.97%	48.96%

The following table provides information on the most significant nonaccrual loans as of December 31, 2013.

Table 13. Significant Nonaccrual Loans

December 31, 2013
(Dollars in thousands)
		ALL	Nonaccrual			Last
	Balance	Reserve	Date	Collateral	Location	Appraisal(1)

Credit 1	$3,040	$-	Dec-10	1st lien on 92 acres undeveloped commercial real estate	PA	Dec-13
Commercial real estate						$3,304

Credit 2	977	-	Aug-11	1st lien on commercial and residential properties and 70 acres of farm land (2 loans)	PA	Jun-13
Residential real estate						$1,272
Commercial real estate

Credit 3	2,096	-	Mar-12	1st and 2nd liens on commercial real estate, residential real estate and business assets	PA	Oct-13
Residential real estate						$4,184

Credit 4	883	-	Jun-12	1st lien residential development land - 75 acres	WV	Oct-13
Residential real estate				2nd lien residential real estate	PA	$1,250

Credit 5	1,154	-	Apr-12	1st and 2nd liens on residential real estate	PA	May-13
Residential real estate						$1,935

Credit 6	7,436	-	Sep-12	1st lien residential real estate development -376 acres and other commercial and	PA	Oct-13
Commercial real estate				residential properties		$8,932

Credit 7	2,049	-	Oct-12	1st lien commercial refrigerated warehouse	PA	Feb-13
Commercial real estate						$5,995

Credit 8	2,590	993	Mar-13	Liens on land, commercial and residential real estate and business assets	PA	Nov-13
Commercial / Commercial real estate						$3,394

Credit 9	800	-	Sep-13	1st lien on 12 improved residential building lots and 1st lien on 43 acres	PA	Jun-13
Residential real estate						$1,410

	$21,025	$993

(1) Appraisal value, as reported, does not reflect the pay-off of any senior liens or the cost to liquidate the collateral, but does reflect only the Bank’s share of the collateral if it is a participated loan.

Credit 1 has been charged down by $3.5 million since being placed on nonaccrual due to declining appraisal values, including a write-down of $548 thousand in 2013. This credit is part of a participated loan and the foreclosure process is held up in court. Credit 2 is in the process of foreclosure. Credit 3 is a TDR that is not performing in accordance with the modified terms and is more than 90 days past due. Credit 4 has been written down by $1.6 million, including a write-down of $1.2 million in 2013. Credit 5 was written-down by $398 thousand in 2013 and the property is listed for sale. Credit 6 provided additional real estate collateral in 2013 and was restructured as a TDR. The Bank anticipates that this credit will return to performing status in 2014. Credit 7 is a participated loan and the lead bank is developing a workout strategy that will pay-off the Bank in the first quarter of 2014. Credit 8 is new nonaccrual loan in 2013 and the borrower and guarantor have filed bankruptcy. Credit 9 is a new nonaccrual loan in 2013 was written down by $451 thousand.

In addition to monitoring nonaccrual loans, the Bank also closely monitors impaired loans and troubled debt restructurings (TDR). A loan is considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all interest and principal payments due according to the originally contracted terms of the loan agreement. Nonaccrual loans (excluding consumer purpose loans) and TDR loans are considered impaired. For impaired loans with balances less than $100 thousand and consumer purpose loans, a specific reserve analysis is not performed and these loans are added to the general allocation pool. In accordance with financial accounting standards, TDR loans are always considered impaired until they are paid-off. However, an impaired TDR loan can be a performing loan. Impaired loans totaled $30.9 million at year-end compared to $39.4 million at December 31, 2012. Included in the impaired loan total are $17.0 million of TDR loans. Note 6 of the accompanying financial statements provides additional information on the composition of the impaired loans, including the allowance for loan loss that has been established for impaired loans.

A loan is considered a troubled debt restructuring (TDR) if the creditor (the Bank), for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. These concessions may include lowering the interest rate, extending the maturity, reamortization of payment, or a combination of multiple concessions. The Bank reviews all loans rated 6 or worse when it is providing a loan restructure, modification or new credit facility to determine if the action is a TDR. If a TDR loan is placed on nonaccrual status, it remains on nonaccrual status for at least six months to ensure performance. See Note 6 in the accompanying financial statements for a note that identifies TDR loans in the portfolio.

The Bank holds $4.7 million of other real estate owned (OREO), comprised of eight properties compared to $5.1 million and ten properties at December 31, 2012. The most significant OREO holdings are listed in Table 14. During 2013, the Bank recorded losses on the sales of, or write-downs on OREO of $256 thousand that is recorded in other income. The Bank also incurred $137 thousand in expense to hold and maintain OREO. The following table provides additional information on significant other real estate owned properties.

Table 14. Other Real Estate Owned

December 31, 2013

(Dollars in thousands)	Date				Last
	Acquired	Balance	Collateral	Location	Appraisal

Property 1 (3 properties)	2011	$1,294	Unimproved and improved real estate for residential development on four separate tracts totaling 150 acres	PA	$	Nov-12 1,500

Property 2	2012	2,758	1st, 2nd, and 3rd liens residential development land - four tracts with 294 acres	PA	$	Aug-12 3,292

		$4,052

At December 31, 2013, the Bank had $1.1 million of residential properties in the process of foreclosure compared to $121 thousand at the end of 2012.

Allowance for Loan Losses:

Management performs a monthly evaluation of the adequacy of the allowance for loan losses (ALL). The ALL is determined by segmenting the loan portfolio based on the loan’s collateral. The Bank further classifies the portfolio based on the primary purpose of the loan, either consumer or commercial. When calculating the ALL, consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, historical charge-offs, the adequacy of the underlying collateral (if collateral dependent) and other relevant factors. The Bank begins enhanced monitoring of all loans rated 6 (OAEM) or worse, and obtains a new appraisal or asset valuation for any loan rated 7 (substandard) or worse. Management, at its discretion, may determine that additional adjustments to the appraisal or valuation are required. Valuation adjustments will be made as necessary based on factors, including, but not limited to: the economy, deferred maintenance, industry, type of property/equipment, age of the appraisal, etc. and the knowledge Management has about a particular situation. In addition, the cost to sell or liquidate the collateral is also estimated and deducted from the valuation in order to determine the net realizable value to the Bank. When determining the allowance for loan losses, certain factors involved in the evaluation are inherently subjective and require material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans. Management monitors the adequacy of the allowance for loan losses on an ongoing basis and reports its adequacy quarterly to the Credit Risk Oversight Committee of the Board of Directors. Management believes that the allowance for loan losses at December 31, 2013 is adequate.

The analysis for determining the ALL is consistent with guidance set forth in generally accepted accounting principles (GAAP) and the Interagency Policy Statement on the Allowance for Loan and Lease Losses. The analysis has two components, specific and general allocations. The specific component addresses specific reserves established for impaired loans. A loan is considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all interest and principal payments due according to the originally contracted terms of the loan agreement. Collateral values discounted for market conditions and selling costs are used to establish specific allocations for impaired loans. However, it is possible that as a result of the credit analysis, a specific reserve is not required for an impaired loan. The balance of impaired loans declined in 2013, but the ALL for these loans increased. The majority of the ALL on impaired loans has been established for credit 8 on Table 13. Note 6 of the accompanying financial statements provides additional information about the ALL established for impaired loans.

The general allocation component addresses the reserves established for pools of homogenous loans. The general component includes a quantitative and qualitative analysis. When calculating the general allocation, the Bank segregates its loan portfolio into the following sectors based primarily on the type of supporting collateral: residential real estate, commercial, industrial or agricultural real estate; commercial and industrial (C&I non-real estate), and consumer. The residential real estate sector is further segregated by first lien loans, junior liens and home equity products, and residential real estate construction. The historical loss experience factor for the general allocation was .99% of gross loans at December 31, 2013, compared to 1.05% at the prior year-end. The decrease is due primarily to the decrease in charge-offs during the eight quarter historical review period, primarily in the commercial loan sector. The quantitative analysis uses the Bank’s eight quarter rolling historical loan loss experience adjusted for factors derived from current economic and market conditions that have been determined to have an effect on the probability and magnitude of a loss. The qualitative analysis utilizes a risk matrix that incorporates qualitative and environmental factors such as: loan volume, management, loan review process, credit concentrations, competition, and legal and regulatory issues. These factors are each risk rated from minimal to high risk and in total can add up to a qualitative factor of 37.5 basis points. At December 31, 2013, the qualitative factor was 20.5 basis points, compared to 21.5 basis points at December 31, 2012. These factors are determined on the basis of Management’s observation, judgment and experience.

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

The following table shows, by loan segment, the activity in the ALL, the amount of the allowance established in each category and the loans that were evaluated for the ALL under a specific reserve (individually) and those that were evaluated under a general reserve (collectively) as of December 31, 2013.

Table 15. Allowance by Loan Segment

				Commercial
(Dollars in thousands)	Residential Real Estate 1-4 Family			Industrial &	Commercial
		Junior Liens &		Agricultural	Industrial &
	First Liens	Lines of Credit	Construction	Real Estate	Agricultural	Consumer	Total

Allowance at December 31, 2012	$913	$306	$899	$6,450	$1,620	$191	$10,379
Charge-offs	(547)	(45)	-	(2,855)	(363)	(162)	(3,972)
Recoveries	13	-	-	203	100	59	375
Provision	729	17	(608)	1,773	949	60	2,920
Allowance at December 31, 2013	$1,108	$278	$291	$5,571	$2,306	$148	$9,702

Allowance established for loans evaluated:
Individually	$9	$-	$-	$89	$1,002	$-	$1,100
Collectively	1,099	278	291	5,482	1,304	148	8,602
Allowance at December 31, 2013	$1,108	$278	$291	$5,571	$2,306	$148	$9,702

Loans evaluated for allowance:
Individually	$2,354	$50	$537	$25,107	$1,996	$-	$30,044
Collectively	159,685	40,525	11,982	304,266	168,331	8,580	693,369
Total	$162,039	$40,575	$12,519	$329,373	$170,327	$8,580	$723,413

The following table shows the allocation of the allowance for loan losses by loan category as of December 31 for each of the past five years.

Table 16. Allocation of the Allowance for Loan Losses

(Dollars in thousands)	2013		2012		2011		2010		2009
		% of		% of		% of		% of		% of
	Balance	Allowance	Balance	Allowance	Balance	Allowance	Balance	Allowance	Balance	Allowance
Residential real estate 1-4 family
First liens	$1,108	11	$913	9	$1,049	11	$600	7	$550	6
Junior liens and lines of credit	278	3	306	3	308	3	352	4	278	3
Total	1,386	14	1,219	12	1,357	14	952	11	828	9
Residential real estate construction	291	3	899	9	1,222	13	2,596	29	3,087	35
Commercial real estate	5,571	57	6,450	62	5,257	54	3,358	38	4,175	47
Commercial	2,306	24	1,620	16	1,651	17	1,578	18	752	8
Consumer	148	2	191	2	236	2	317	4	95	1
	$9,702	100	$10,379	100	$9,723	100	$8,801	100	$8,937	100

The allocation of the allowance for loan losses is based on estimates and is not intended to imply limitations on the usage of the allowance. The entire allowance is available to absorb any losses without regard to the category in which the loan is classified.

The percentage of the loans in each category to total gross loans as of December 31 for each of the past five years:

	2013	2012	2011	2010	2009
Residential real estate 1-4 family
First liens	22%	21%	19%	19%	19%
Junior liens and lines of credit	6%	6%	6%	8%	9%
Total	28%	27%	25%	27%	28%
Residential real estate construction	2%	2%	3%	11%	11%
Commercial real estate	45%	48%	47%	40%	38%
Commercial	24%	22%	24%	20%	20%
Consumer	1%	1%	1%	2%	3%
	100%	100%	100%	100%	100%

The Bank added $2.9 million to the ALL through the provision for loan loss expense in 2013 compared to $5.2 million in the prior year. Net charge-offs totaled $3.6 million for the year exceeding the provision expense, and as a result the ALL decreased $677 thousand. The net loan charge-off ratio decreased to 0.49% for the year compared to 0.60% for the prior year and the ALL coverage ratio decreased slightly to 1.34% from 1.38% at the prior year-end.

Charged-off loans usually result from: (1) a borrower being legally relieved of loan repayment responsibility through bankruptcy, (2) insufficient proceeds from the sale of collateral to repay a loan; or (3) the borrower and/or guarantor does not own other marketable assets that, if sold, would generate sufficient sale proceeds to repay a loan.

The Bank recorded net loan charge-offs of $3.6 million in 2013, $1.0 million less than in 2012, and 2013 was the second straight year of a decline in net charge-offs. Nearly every loan category showed a decline in gross charge-offs for 2013. The two commercial loan categories accounted for 81% of the gross charge-offs in 2013. The most significant charge-offs totaled $2.6 million and were comprised of charge-offs on credits 1, 4, 5 and 9 as discussed in Table 13.

Table 17. Historical Allowance for Loan Losses

	December 31
(Dollars in thousands)	2013	2012	2011	2010	2009

Balance at beginning of year	$10,379	$9,723	$8,801	$8,937	$7,357
Charge-offs:
Residential real estate 1-4 family
First liens	(547)	(251)	(324)	(107)	-
Junior liens and lines of credit	(45)	(71)	(202)	(165)	(94)
Total	(592)	(322)	(526)	(272)	(94)
Residential real estate construction	-	-	(2,352)	(982)	(724)
Commercial real estate	(2,855)	(3,298)	(3,817)	(1,736)	(63)
Commercial	(363)	(861)	(115)	(232)	(567)
Consumer	(162)	(236)	(237)	(452)	(681)
Total charge-offs	(3,972)	(4,717)	(7,047)	(3,674)	(2,129)

Recoveries:
Residential real estate 1-4 family
First liens	13	1	30	19	25
Junior liens and lines of credit	-	25	10	10	-
Total	13	26	40	29	25
Residential real estate construction	-	-	-	53	-
Commercial real estate	203	13	306	18	-
Commercial	100	21	11	61	61
Consumer	59	88	88	142	185
Total recoveries	375	148	445	303	271
Net charge-offs	(3,597)	(4,569)	(6,602)	(3,371)	(1,858)
Provision for loan losses	2,920	5,225	7,524	3,235	3,438
Balance at end of year	$9,702	$10,379	$9,723	$8,801	$8,937

Ratios:
Net charge-offs/average gross loans	0.49%	0.60%	0.86%	0.45%	0.26%
Net charge-offs/provision for loan losses	123.18%	87.44%	87.75%	104.20%	54.04%
ALL as a percentage of loans	1.34%	1.38%	1.27%	1.18%	1.21%

Goodwill:

The Bank has $9.0 million of goodwill recorded on its balance sheet as the result of corporate acquisitions. Goodwill is not amortized, nor deductible for tax purposes. However, goodwill is tested for impairment at least annually in accordance with ASC Topic 350. Goodwill was tested for impairment as of August 31, 2013. The impairment test was conducted following the step-one test under ASC Topic 350 rather than the qualitative assessment permitted under ASU 2011-08. The Corporation chose not to use the qualitative assessment method for the August 31, 2013 test primarily due to the fact that the Corporation’s stock price is trading below its book value. The Corporation uses several different weighted methods to determine the fair value of the reporting unit under the step-one test, including a dividend analysis, comparable sale transactions, and change of control premium estimates. If the step-one test fails, a more comprehensive step-two test is performed before a final determination of impairment is made. If goodwill is determined to be impaired, an impairment write-down is charged to results of operations in the period in which the impairment is determined. As a result of the step-one test, the estimated fair value of the Corporation exceeded its carrying value by approximately 12% (compared to 5% in 2012) and Management determined goodwill was not impaired. The increase in the valuation excess compared to 2012 is primarily the result of an increase in the Corporation’s stock price during 2013. At December 31, 2013, Management subsequently considered certain qualitative factors affecting the Corporation and determined that it was not likely that the results of the prior test had changed and it determined that goodwill was not impaired at year-end. For more information on Goodwill refer to Note 8 of the accompanying financial statements.

Deposits:

The Bank depends on deposits generated by its community banking offices as its primary source of funds. The Bank offers numerous deposit products including demand deposits (noninterest and interest-bearing accounts), savings, money management accounts, and time deposits (certificates of deposits/CDs). Table 18 shows a comparison of the major deposit categories over a five year period, including balances and the percentage change in balances year-over-year. Table 3 presented previously, shows the average balance of the major deposit categories and the average cost of these deposits over a three year period.. In January 2013, the Bank introduced a fully FDIC insured product that is available as either a demand deposit account or as an interest-bearing checking account. This product is designed to replace the Bank’s collateralized sweep repurchase product and to provide an option for accounts that were previously fully-insured under the Transaction Account Guarantee program that expired on December 31, 2012.

Table 18. Deposits

	December 31
(Dollars in thousands)	2013		2012		2011		2010		2009
		%		%		%		%
	Balance	Change	Balance	Change	Balance	Change	Balance	Change	Balance
Noninterest-bearing checking	$121,565	(1.7)	$123,623	18.6	$104,245	15.4	$90,317	16.3	$77,675
Interest-bearing checking	180,450	33.2	135,454	15.3	117,479	13.0	103,918	6.4	97,636
Money management	370,401	(2.5)	380,079	16.5	326,219	12.6	289,763	19.0	243,600
Savings	59,394	3.9	57,165	10.5	51,728	7.5	48,138	2.5	46,986
Retail time deposits	108,283	(15.3)	127,861	(13.3)	147,479	(8.6)	161,399	(22.2)	207,338
Brokered time deposits	5,631	(88.8)	50,258	23.1	40,836	0.1	40,796	(37.4)	65,130
Total deposits	$845,724	(3.3)	$874,440	11.0	$787,986	7.3	$734,331	(0.5)	$738,365

Noninterest-bearing checking: Noninterest-bearing demand deposit accounts represent a very valuable funding source to the Bank. The category declined slightly during 2013 with the decline occurring primarily in the small business checking product.

Interest-bearing checking: This category saw a significant increase in both the ending and average balance for the year compared to 2012. The growth in this category occurred primarily in the new fully-insured interest-bearing checking account that was introduced in 2013. This account attracted commercial and large dollar accounts that lost the full FDIC insurance at the end of 2012. In addition, the Bank actively moved many of its Repo accounts into this fully-insured product.

Money management: This category showed a slight decrease year over year after several years of double digit percentage growth. However, the average 2013 balance for this category was larger than it was in 2012. All account types (retail, commercial, and municipal) showed an increase in balances year-over- year. However, these increases were more than offset by a decline in the Bank’s fully insured money management product used primarily by municipal customers. The Bank has one significant municipal account and the seasonality of its cash flow can affect the ending and average balance of the fully insured money management product.

Savings: Savings accounts increased 3.9% during the year and represent the fifth consecutive year of growth. Retail savings accounts and IRA savings accounted for the largest growth categories within this product.

Time deposits: Retail time deposits have declined for the fourth consecutive year. Retail time deposits greater than $100 thousand totaled $25.9 compared to $32.1 million at year-end 2012. Consumers do not seem to be inclined to invest in longer maturity deposits as they want more liquid accounts and are afraid of missing out on the opportunity to take advantage of rising rates, whenever that may occur. As a result of this sentiment, the Bank has seen some maturing CDs migrate to the Money Management product and new CDs being written for short-terms. In 2013, the Bank retained or replaced 75% of the scheduled 2013 retail CD maturities. In 2014, 59% of the Bank’s retail CDs will mature.

As the Bank accumulated cash during the year, the Bank decided to “call” $32.1 million of its brokered CDs in order to prepay the CDs and reduce its cost of funds. In addition, $15 million of brokered CDs matured in 2013. At year-end 2013 the Bank had $5.6 million placed into the CDARS program that allows the Bank to offer full FDIC coverage to large depositors, but with the convenience to the customer of only having to deal with one bank. The Bank solicits these deposits from within its market and it believes they present no greater risk than any other local deposit. However, regulatory guidance requires that these deposits be classified as brokered deposits. The Bank had no wholesale brokered CDs at year-end.

The Bank continues to review different methods of funding growth that include traditional deposits and other wholesale sources. Competition from other local financial institutions, internet banks and brokerages will continue to be a challenge for the Bank in its efforts to attract new and retain existing deposit accounts. This competition is not expected to lessen in the future.

The following table shows the maturity of outstanding time deposits of $100,000 or more at December 31, 2013:

Table 19. Time Deposits of $100,000 or More

	Retail	Brokered	Total
(Dollars in thousands)	Time Deposits	Time Deposits	Time Deposits
Maturity distribution:
Within three months	$4,601	$450	$5,051
Over three through six months	5,128	-	5,128
Over six through twelve months	4,576	2,319	6,895
Over twelve months	11,644	2,557	14,201
Total	$25,949	$5,326	$31,275

Borrowings:

Short-term Borrowings: In addition to deposits, the Bank uses securities sold under repurchase agreements (Repo), which are accounted for as collateralized financings, and borrowings from FHLB as additional funding sources. The Bank enters into Repo agreements as part of a cash management product offered to commercial and municipal customers. These are overnight borrowings by the Bank that are collateralized with U.S. Government and U.S. Agency securities. The Bank is attempting to move its Repo accounts into a fully-insured sweep deposit product that was introduced in January 2013 and this initiative is responsible for the reduction of both the ending and average balances in 2013. The Bank intends to continue to move the Repo accounts to the new deposit account during 2014. By moving accounts out of the Repo, the Bank can free up its investment collateral and improve its liquidity position by having less pledged collateral.

Short-term borrowings from the FHLB are in the form of a revolving term commitment. The short-term FHLB borrowings are used as overnight borrowings to fund the short-term liquidity needs of the Bank. These borrowings reprice on a daily basis and the interest rate fluctuates with short-term market interest rates. At December 31, 2013, the available amount on this line of credit was $35 million. The following table resents information about the Bank’s Repo product and short-term borrowings.

Table 20. Short-Term Borrowings and Securities Sold Under Agreements to Repurchase

(Dollars in thousands)	2013		2012		2011
	Short-Term	Repurchase	Short-Term	Repurchase	Short-Term	Repurchase
	Borrowings	Agreements	Borrowings	Agreements	Borrowings	Agreements
Ending balance	$-	$23,834	$-	$42,209	$-	$53,103
Average balance	-	32,407	-	51,558	192	60,136
Maximum month-end balance	-	52,880	-	57,279	1,800	71,485
Weighted-average interest rate	-	0.15%	-	0.15%	0.74%	0.25%

Long-term Debt: Long-term debt is comprised entirely of FHLB term loans either payable at maturity or amortizing advances. All of the loans have fixed interest rates. These loans are used on an as needed basis to lock in term funding and are sometimes used to fund specific asset transactions. The Bank did not take any new FHLB advances, or prepay any existing advances in 2013. In 2012, the Bank prepaid $33.1 million of advances that were scheduled to mature in 2012 and 2013. See Note 10 of the accompanying consolidated financial statements for more information.

Shareholders’ Equity:

Shareholders’ equity increased $3.8 million to $95.4 million at December 31, 2013. The Corporation added $3.4 million to retained earnings after declaring $2.8 million in dividends. The Dividend Reinvestment Plan (DRIP) added $926 thousand in new capital during 2013. The Corporation declared regular cash dividends per share of $.68 in 2013 versus $.78 in 2012. The dividend payout ratio was 45.1% in 2013 compared to 59.1% in 2012. The Corporation made no repurchases of its stock in 2013 or 2012.

The Board of Directors has in the past authorized the repurchase of the Corporation’s $1.00 par value common stock. The repurchased shares can be held as treasury shares available for issuance in connection with future stock dividends and stock splits, employee benefit plans, executive compensation plans, the Dividend Reinvestment Plan and other appropriate corporate purposes. The term of the repurchase plans is normally 1 year. For additional information on Shareholders’ Equity refer to Note 17 of the accompanying consolidated financial statements. There was no stock repurchase plan in place during 2013.

The Corporation’s dividend reinvestment plan (DRIP) allows for shareholders to purchase additional shares of the Corporation’s common stock by reinvesting cash dividends paid on their shares or through optional cash payments. The Corporation has authorized common stock to be issued under the amended plan. During 2013, 57,320 shares of common stock were purchased through the dividend reinvestment plan at a value of $926 thousand and 738,204 shares remain to be issued.

A strong capital position is important to the Corporation as it provides a solid foundation for the future growth of the Corporation, as well as instills confidence in the Bank by depositors, regulators and investors, and is considered essential by Management. The Corporation is continually exploring other sources of capital as part of its capital management plan for the Corporation and the Bank.

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

Current regulatory capital guidelines call for a minimum leverage ratio of 4.0% and minimum Tier 1 and total capital ratios of 4.0% and 8.0%, respectively. Well-capitalized banks are determined to have leverage capital ratios greater than or equal to 5.0% and Tier 1 and total capital ratios greater than or equal to 6.0% and 10.0%, respectively. Table 21 presents the capital ratios for the consolidated Corporation at December 31, 2012, 2011 and 2010. At year-end 2013, the Corporation and its banking subsidiary exceeded all regulatory capital requirements. The Corporation is not aware of any future events or transactions, outside its control, that are expected to significantly affect its capital position. The Bank did not participate in the Troubled Asset Relief Program (TARP) established by the Emergency Economic Stabilization Act of 2008 (EESA) that was designed to provide capital injections to banks through the purchase of preferred stock, and it did not participate in the Small Business Lending Fund created in 2011.

In July 2013, Federal banking regulators approved the final rules from the Basel Committee on Banking Supervision for the regulation of capital requirements for U.S banks, generally referred to as “Basel III.” Basel III imposes significantly higher capital requirements and more restrictive leverage and liquidity ratios than those currently in place. The capital ratios to be considered “well capitalized” under Basel III are: common equity of 6.5%, Tier 1 leverage of 5%, Tier 1 risk-based capital of 8%, and Total Risk-Based capital of 10%. The common equity ratio is a new capital ratio under Basel III and the Tier 1 risk-based capital ratio of 8% has been increased from 6%. In addition, a capital conservation buffer of 2.5% above the minimum capital ratios is required to avoid any capital distribution restrictions. Certain components of the new capital requirements are effective January, 2015 with others being phased in through January 1, 2019. As of December 31, 2013, the Management believes that the Bank would remain “well capitalized’ under the new rules.

For additional information on capital adequacy refer to Note 2 of the accompanying consolidated financial statements.

The following table provides information on the Corporation’s capital ratio.

Table 21. Capital Ratios

	December 31
	2013	2012	2011
Total risk-based capital ratio	14.24%	12.60%	12.14%
Tier 1 risk-based capital ratio	12.97%	11.36%	10.89%
Tier 1 leverage ratio	9.14%	8.29%	8.40%

Local Economy

The Corporation’s primary market area includes Franklin, Fulton, Cumberland and Huntingdon County, PA. This area is diverse in demographic and economic makeup. County populations range from a low of approximately 15,000 in Fulton County to over 238,000 in Cumberland County. Unemployment in the Bank’s market area has remained virtually unchanged over the past year and ranges from a low of 5.6% in Cumberland County to high of 9.2% in Fulton County. The market area has a diverse economic base and local industries include, warehousing, truck & rail shipping centers, light and heavy manufacturers, health-care, higher education institutions, farming and agriculture, and a varied service sector. The Corporation’s primary market area is located in south central Pennsylvania and provides easy access to the major metropolitan markets on the east coast via trucking and rail transportation. Because of this, warehousing and distribution companies continue to find the area attractive. The local economy is not overly dependent on any one industry or business and Management believes that the Bank’s primary market area continues to be well suited for growth as the recession eases. The following provides selected economic data for the Bank’s primary market:

Economic Data

	December 31
	2013	2012
Unemployment Rate (seasonally adjusted)
Market area range (1)	5.6 - 9.2%	6.8% - 10%
Pennsylvania	7.3%	7.9%
United States	6.7%	7.8%

Housing Price Index - year over year change
PA, nonmetropolitan statistical area	1.3%	0.8%
United States	4.6%	-0.3%

Franklin County Building Permits - year over year change
Residential, estimated	18.2%	-42.5%
Multifamily, estimated	-68.5%	210.9%

(1) Franklin, Cumberland, Fulton and Huntingdon Counties

Unlike many companies, the assets and liabilities of the Corporation are financial in nature. As such, interest rates and changes in interest rates may have a more significant effect on the Corporation’s financial results than on other types of industries. Because of this, the Corporation watches the actions of the Federal Reserve Open Market Committee (FOMC) as it makes decisions about interest rate changes and monetary policy. The FOMC continues to hold short-term rates at historic lows. The FOMC announced in 2012 that it would hold short-term rates at the current levels until the unemployment rate falls to 6.5% and the inflation rate does not go above 2.5%. Recently, the FOMC announced that the unemployment target was not a hard target and rates could remain low even if unemployment falls below the original goal of 6.5%. With the current unemployment rate hovering just under 7%, and recent FOMC comments, many believe that the low rate environment will be ongoing well into 2015. A continued period of low rates will continue to have negative effects on the Bank’s net interest margin as assets continue to be booked or repriced at lower rates, and liabilities rates cannot be lowered significantly. During 2013, the Federal Reserve continued its policy of quantitative easing (QE) and holding the line on short-term rates. The QE efforts were designed to inject money into the economy via bond purchases and to drive down long-term interest rates and spur hiring and investments. In December 2013, the Federal Reserve announced that it would begin to taper its bond purchases by reducing the purchases from $85 billion a month to $75 billion a month. It announced another $10 billion reduction in purchases in January 2014 and is expected to continue tapering through 2014.

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

Historically, the Corporation has satisfied its liquidity needs from earnings, repayment of loans and amortizing investment securities, maturing investment securities, loan` sales, deposit growth and its ability to access existing lines of credit. All investment securities are classified as available for sale; therefore, securities that are not pledged as collateral for borrowings are an additional source of readily available liquidity, either by selling the security or, more preferably, to provide collateral for additional borrowing. At December 31, 2013, the Bank had approximately $108 million (fair value) in its investment portfolio pledged as collateral for deposits and Repos. Another source of available liquidity for the Bank is a line of credit with the FHLB. At December 31, 2013, the Bank had approximately $38 million available on this line of credit and $16 million of unsecured lines of credit at correspondent banks.

In December 2011, FHLB notified the Bank it was being placed on full collateral delivery status. This status means that the Bank’s ability to borrow from FHLB is reduced to the value of the collateral physically delivered to FHLB. Prior to this change, the Bank’s borrowing capacity was determined by the value of all real estate loan collateral pledged to FHLB. The credit status of the Bank is determined by an internal scorecard developed by the FHLB in its sole discretion. In September 2013, the Bank was notified that it was released from collateral delivery. At December 31, 2013, the Bank had a maximum borrowing capacity of $77.2 million, which includes the amount available on the line of credit. The Bank expects its FHLB borrowing capacity to increase significantly during the first quarter of 2014 as it finalizes the FHLB reporting process after being released from collateral delivery. In February 2014, the Bank was notified its maximum borrowing capacity had increased to $170 million.

The FHLB system has always been a major source of funding for community banks. There are no indicators that lead the Bank to believe the FHLB will discontinue its lending function or restrict the Bank’s ability to borrow. If either of these events were to occur, it would have a negative effect on the Bank and it is unlikely that the Bank could replace the level of FHLB funding in a short time.

The Bank has established credit at the Federal Reserve Discount Window and as of year-end had the ability to borrow approximately $46 million.

Off Balance Sheet Commitments

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet loans and lines of credit. Because these unfunded instruments have fixed maturity dates and many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation. Unused commitments and standby letters of credit totaled $219.4 million and $20.2 million, respectively, at December 31, 2013, compared to $223.6 million and $28.2 million, respectively, at December 31, 2012. See Note 18 of the accompanying consolidated financial statements for more information on commitments and contingencies.

Management believes that any amounts actually drawn upon can be funded in the normal course of operations. The Corporation has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity.

The following table represents the Corporation’s aggregate on and off balance sheet contractual obligations to make future payments as of December 31, 2013.

Table 22. Contractual Obligations

(Dollars in thousands)

	1 year			Over
	and under	Years 2-3	Years 4-5	5 years	Total
Time deposits	$66,619	$34,453	$12,842	$-	$113,914
Long-term debt	2,008	10,016	18	361	12,403
Operating leases	667	1,087	1,005	5,486	8,245
Deferred compensation	162	320	316	265	1,063
Estimated future pension payments	915	1,870	1,927	5,010	9,722
Total	$70,371	$47,746	$16,108	$11,122	$145,347

The Corporation is not aware of any known trends, demands, commitments, events or uncertainties which would result in any material increase or decrease in liquidity. The Corporation has also entered into an interest rate swap agreement as part of its interest rate risk management strategy. See Note 14 of the accompanying financial statements for more information on financial derivatives.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

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

The Corporation uses several tools to measure and evaluate interest rate risk. One tool is interest rate sensitivity or gap analysis. Gap analysis classifies assets and liabilities by repricing and maturity characteristics and provides management with an indication of how different interest rate scenarios will impact net interest income. Table 23 presents a gap analysis of the Corporation’s balance sheet at December 31, 2013. A positive gap in the under one-year time interval suggests that, all else being equal, the Corporation’s near-term earnings would rise in a higher interest rate environment and decline in a lower rate environment. A negative gap suggests the opposite result. At December 31, 2013, the Corporation’s cumulative gap position at one year was negative. However, the incremental benefit of future rate decreases has been reduced as the rates paid on the Bank’s liabilities have been reduced greatly, leaving little room for future rate decreases. In addition certain liabilities may or may not be repriced with the same magnitude or at the same time as market rates. These circumstances are not captured by a gap analysis. Consequently, gap analysis is not a good indicator of future earnings.

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

As indicated in Table 24, the financial simulation analysis indicated that as of December 31, 2013, prospective net interest income over a one year time period increases with higher market interest rates. This suggests the balance sheet is asset sensitive. As market rates ramp up 2% over the first year, more assets reprice immediately and funding costs lag behind therefore, net interest income improves. In a falling rate environment, net interest income declines. Due to the current level of interest rates, most liability costs will not be able to move down by a full market rate decrease. However, asset yields have more room for downward movement. Therefore, if rates fall and remain low for a prolonged period, the more net interest income is negatively affected. The Corporation has established limits to the change in net interest income of 10% from the base scenario in year one.

Economic value of equity (EVE) is defined as the estimated discounted present value of assets minus the discounted present value of liabilities and is a surrogate for long-term earnings. EVE measures the degree to which the economic value of a bank changes under different rate scenarios. EVE focuses on a longer-term time horizon and captures all balance sheet cash flows and is more effective in considering embedded options. The discount rates used in the EVE calculation are based on market rates for like assets and liabilities and the balance sheet position is held constant in order to isolate the risk of interest rate changes. The Corporation established limits to the change in EVE sensitivity of 10% per 100 basis point rate change. At December 31, 2013, the Corporation was within this limit for all scenarios except the down 1% scenario.

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

The following tables show interest rate sensitivity for the Corporation.

Table 23. Interest Rate Sensitivity Analysis

(Dollars in thousands)	1-90	91-181	182-365	1-5	Beyond
	Days	Days	Days	Years	5 Years	Total
Interest-earning assets:
Interest -bearing deposits in other banks	$27,203	$-	$-	$-	$-	$27,203
Investment securities and restricted stock	19,372	6,757	12,629	68,821	54,001	161,580
Loans	288,357	21,812	105,998	211,739	95,856	723,762
Interest rate swaps (receive side)	10,000	-	-	-	-	10,000
Total interest-earning assets	344,932	28,569	118,627	280,560	149,857	922,545

Interest-bearing liabilities:
Interest-bearing checking	180,450	-	-	-	-	180,450
Money market deposit accounts	370,401	-	-	-	-	370,401
Savings	59,394	-	-	-	-	59,394
Time	21,522	20,313	24,784	47,295	-	113,914
Securities sold under agreements to repurchase	23,834	-	-	-	-	23,834
Short-tem borrowings	-	-	-	-	-	-
Long-term debt	2	2	2,004	10,034	361	12,403
Interest rate swaps (pay side)	-	-	-	10,000	-	10,000
Total interest-bearing liabilities	$655,603	$20,315	$26,788	$67,329	$361	$770,396

Interest rate gap	$(310,671)	$8,254	$91,839	$213,231	$149,496	$152,149
Cumulative interest rate gap	$(310,671)	$(302,417)	$(210,578)	$2,653	$152,149

Table 24. Sensitivity to Changes in Market Interest Rates

(Dollars in thousands)	Net Interest Income		Economic Value of Equity (EVE)
Change in rates over one year (basis points)	Projected	% Change	Projected	% Change
+200	$32,990	3.4%	$152,659	5.7%
+100	$32,478	1.8%	$152,311	5.5%
unchanged	$31,918	-	$144,438	-
(100)	$30,872	-3.3%	$120,280	-16.7%

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Franklin Financial Services Corporation

Chambersburg, Pennsylvania

We have audited the accompanying consolidated balance sheet of Franklin Financial Services Corporation and its subsidiaries (the “Corporation”) as of December 31, 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Franklin Financial Services Corporation and its subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2014 expressed an unqualified opinion.

/s/ BDO USA, LLP

Harrisburg, Pennsylvania
March 10, 2014

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Franklin Financial Services Corporation

Chambersburg, Pennsylvania

We have audited the accompanying consolidated balance sheet of Franklin Financial Services Corporation and its subsidiaries (the “Corporation”) as of December 31, 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the years ended December 31, 2012 and 2011. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Franklin Financial Services Corporation and its subsidiaries as of December 31, 2012, and the results of their operations and their cash flows for the years ended December 31, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC

Wilkes-Barre, Pennsylvania

March 11, 2013

Consolidated Balance Sheets

(Dollars in thousands, except per share data)	December 31
	2013	2012
Assets
Cash and due from banks	$13,542	$20,578
Interest-bearing deposits in other banks	27,203	57,256
Total cash and cash equivalents	40,745	77,834
Investment securities available for sale, at fair value	159,674	133,328
Restricted stock	1,906	3,571
Loans held for sale	349	67
Loans	723,413	753,579
Allowance for loan losses	(9,702)	(10,379)
Net Loans	713,711	743,200
Premises and equipment, net	16,145	17,037
Bank owned life insurance	21,530	20,925
Goodwill	9,016	9,016
Other intangible assets	698	1,123
Other real estate owned	4,708	5,127
Deferred tax asset, net	5,445	5,461
Other assets	10,660	10,674
Total assets	$984,587	$1,027,363

Liabilities
Deposits
Noninterest-bearing checking	$121,565	$123,623
Money management, savings and interest checking	610,245	572,698
Time	113,914	178,119
Total Deposits	845,724	874,440
Securities sold under agreements to repurchase	23,834	42,209
Long-term debt	12,403	12,410
Other liabilities	7,238	6,670
Total liabilities	889,199	935,729

Shareholders' equity
Common stock, $1 par value per share,15,000,000 shares authorized with
4,560,700 shares issued and 4,168,673 shares outstanding at December 31, 2013 and
4,503,380 shares issued and 4,107,346 shares outstanding at December 31, 2012	4,561	4,503
Capital stock without par value, 5,000,000 shares authorized with no
shares issued and outstanding	-	-
Additional paid-in capital	36,636	35,788
Retained earnings	65,897	62,475
Accumulated other comprehensive loss	(4,696)	(4,050)
Treasury stock, 392,027 and 396,034 shares at cost at December 31, 2013 and 2012,
respectively	(7,010)	(7,082)
Total shareholders' equity	95,388	91,634
Total liabilities and shareholders' equity	$984,587	$1,027,363

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Income

(Dollars in thousands, except per share data)

	Years ended December 31
	2013	2012	2011
Interest income
Loans, including fees	$32,457	$35,647	$37,937
Interest and dividends on investments:
Taxable interest	1,783	1,725	2,318
Tax exempt interest	1,509	1,483	1,395
Dividend income	80	80	82
Deposits and obligations of other banks	213	207	59
Total interest income	36,042	39,142	41,791

Interest expense
Deposits	3,839	5,173	6,649
Securities sold under agreements to repurchase	48	78	150
Short-term borrowings	-	-	1
Long-term debt	491	1,639	2,354
Total interest expense	4,378	6,890	9,154
Net interest income	31,664	32,252	32,637
Provision for loan losses	2,920	5,225	7,524
Net interest income after provision for loan losses	28,744	27,027	25,113

Noninterest income
Investment and trust services fees	4,429	4,087	3,953
Loan service charges	879	1,210	1,198
Mortgage banking activities	47	6	(72)
Deposit service charges and fees	1,831	1,925	2,142
Other service charges and fees	907	864	614
Debit card income	1,236	1,161	1,024
Increase in cash surrender value of life insurance	605	652	682
Other real estate owned (losses) gains, net	(255)	(582)	22
Other	240	184	720
Net OTTI losses recognized in earnings	(75)	(100)	(240)
Securities gains (losses), net	33	44	157
Total noninterest income	9,877	9,451	10,200

Noninterest expense
Salaries and employee benefits	16,590	16,626	15,195
Net occupancy expense	2,259	2,024	2,006
Furniture and equipment expense	975	875	837
Advertising	1,384	1,401	1,335
Legal and professional fees	1,172	1,170	1,069
Data processing	1,713	1,642	1,462
Pennsylvania bank shares tax	815	745	681
Intangible amortization	425	435	446
FDIC insurance	979	1,093	1,084
ATM/debit card processing	706	630	332
Other	4,076	3,960	3,886
Total noninterest expense	31,094	30,601	28,333
Income before federal income taxes	7,527	5,877	6,980
Federal income tax expense	1,295	512	411
Net income	$6,232	$5,365	$6,569

Per share
Basic earnings per share	$1.51	$1.32	$1.66
Diluted earnings per share	$1.51	$1.32	$1.66
Cash dividends declared	$0.68	$0.78	$1.08

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Comprehensive Income

	Years ended December 31
(Dollars in thousands)	2013	2012	2011
Net Income	$6,232	$5,365	$6,569

Securities:
Unrealized (losses) gains arising during the period	(3,326)	1,060	2,370
Reclassification adjustment for net losses included in net income	42	56	83
Net unrealized (losses) gains	(3,284)	1,116	2,453
Tax effect	1,117	(380)	(834)
Net of tax amount	(2,167)	736	1,619

Derivatives:
Unrealized gains (losses) arising during the period	17	(101)	(713)
Reclassification adjustment for losses included in net income	525	736	727
Net unrealized gains	542	635	14
Tax effect	(184)	(215)	(6)
Net of tax amount	358	420	8

Pension:
Change in plan assets and benefit obligations	1,762	(114)	(1,691)
Net unrealized gains (losses)	1,762	(114)	(1,691)
Tax effect	(599)	39	575
Net of tax amount	1,163	(75)	(1,116)

Total other comprehensive (loss) income	(646)	1,081	511

Total Comprehensive Income	$5,586	$6,446	$7,080

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Changes in Shareholders' Equity

For years ended December 31, 2013, 2012, and 2011:

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
(Dollars in thousands, except per share data)	Stock	Capital	Earnings	Loss	Stock	Total
Balance at December 31, 2010	$4,317	$33,096	$57,984	$(5,642)	$(7,116)	$82,639

Net income	-	-	6,569	-	-	6,569
Other comprehensive income	-	-	-	511	-	511
Cash dividends declared, $1.08 per share	-	-	(4,273)	-	-	(4,273)
Treasury shares issued under stock option plans, 1,776 shares	-	(2)	-	-	32	30
Common stock issued under dividend reinvestment plan, 102,200 shares	102	1,604	-	-	-	1,706
Balance at December 31, 2011	4,419	34,698	60,280	(5,131)	(7,084)	87,182

Net income	-	-	5,365	-	-	5,365
Other comprehensive income	-	-	-	1,081	-	1,081
Cash dividends declared, $0.78 per share	-	-	(3,170)	-	-	(3,170)
Treasury shares issued under stock option plans, 140 shares	-	-	-	-	2	2
Common stock issued under dividend reinvestment plan, 84,122 shares	84	1,090	-	-	-	1,174
Balance at December 31, 2012	4,503	35,788	62,475	(4,050)	(7,082)	91,634

Net income	-	-	6,232	-	-	6,232
Other comprehensive loss	-	-	-	(646)	-	(646)
Cash dividends declared, $0.68 per share	-	-	(2,810)	-	-	(2,810)
Treasury shares issued under stock option plans, 4,007 shares	-	(20)	-	-	72	52
Common stock issued under dividend reinvestment plan, 57,320 shares	58	868	-	-	-	926
Balance at December 31, 2013	$4,561	$36,636	$65,897	$(4,696)	$(7,010)	$95,388

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows

	Years ended December 31
	2013	2012	2011
(Dollars in thousands)
Cash flows from operating activities
Net income	$6,232	$5,365	$6,569
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,488	1,405	1,407
Net amortization of loans and investment securities	1,860	1,511	975
Amortization and net change in mortgage servicing rights valuation	50	133	235
Amortization of intangibles	425	435	446
Provision for loan losses	2,920	5,225	7,524
Net realized gains on sales and calls of securities	(33)	(44)	(157)
Impairment writedown on securities recognized in earnings	75	100	240
Loans originated for sale	(10,207)	(13,125)	-
Proceeds from sale of loans	9,925	13,058	-
Writedown on other real estate owned	255	435	-
Net loss (gain) on sale or disposal of other real estate/other repossessed assets	-	147	(22)
Increase in cash surrender value of life insurance	(605)	(652)	(682)
Gain from surrender of life insurance policy	(22)	-	-
Contribution to pension plan	-	(6,783)	(2,112)
Decrease (increase) in interest receivable and other assets	1,656	(141)	(78)
Increase in interest payable and other liabilities	880	3,842	699
Deferred tax expense (benefit)	348	367	(91)
Other, net	150	(718)	135
Net cash provided by operating activities	15,397	10,560	15,088

Cash flows from investing activities
Proceeds from sales and calls of securities available for sale	5,188	494	9,772
Proceeds from maturities and paydowns of securities available for sale	32,184	34,789	21,713
Net decrease in restricted stock	1,665	1,451	1,137
Purchase of investment securities available for sale	(69,100)	(43,673)	(37,562)
Net decrease (increase) in loans	26,375	3,938	(28,393)
Proceeds from sale of other real estate/other repossessed assets	554	788	517
Proceeds from surrender of life insurance policy	105	-	-
Capital expenditures	(527)	(2,297)	(742)
Net cash used in investing activities	(3,556)	(4,510)	(33,558)

Cash flows from financing activities
Net increase in demand deposits, NOW, and savings accounts	35,489	96,650	67,535
Net decrease in time deposits	(64,205)	(10,196)	(13,880)
Net (decrease) increase in short-term borrowings and repurchase agreements	(18,375)	(10,894)	1,939
Long-term debt payments	(7)	(35,926)	(22,549)
Dividends paid	(2,810)	(3,170)	(4,273)
Treasury stock issued under stock option plans	52	2	30
Common stock issued under dividend reinvestment plan	926	1,174	1,706
Net cash (used in) provided by financing activities	(48,930)	37,640	30,508

(Decrease) increase in cash and cash equivalents	(37,089)	43,690	12,038
Cash and cash equivalents as of January 1	77,834	34,144	22,106
Cash and cash equivalents as of December 31	$40,745	$77,834	$34,144

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest on deposits and other borrowed funds	$4,497	$7,102	$9,350
Income taxes	$725	$-	$2,425

Noncash Activities
Loans transferred to Other Real Estate	$390	$4,195	$3,726

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

Investment Securities – Management classifies its securities at the time of purchase as available for sale or held to maturity. At December 31, 2013 and 2012, all securities were classified as available for sale, meaning that the Corporation intends to hold them for an indefinite period of time, but not necessarily to maturity. Available for sale securities are stated at estimated fair value, adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments of interest income through call date or maturity. The related unrealized holding gains and losses are reported as other comprehensive income or loss, net of tax, until realized. Declines in the fair value of held-to-maturity and available-for-sale securities to amounts below cost that are deemed to be other-than-temporary are reflected in earnings as realized losses. In estimating the other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) determines if the Corporation does not intend to sell the security or it if is not more likely than not that the Corporation will be required to sell the security before recovery of its amortized cost. When a determination is made that an other-than-temporary impairment exists but the Corporation does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, the other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income. Realized securities gains and losses are computed using the specific identification method. Gains or losses on the disposition of investment securities are based on the net proceeds and the adjusted carrying amount of the specific security sold. Any decision to sell a security classified as available for sale would be based on various factors, including significant movement in interest rates, changes in maturity or mix of the Bank’s assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors.

Restricted Stock– Restricted stock, which is carried at cost, consists of stock of the Federal Home Loan Bank of Pittsburgh (FHLB) and Atlantic Central Bankers Bank (ACBB). The Bank held $1.9 million of restricted stock at the end of 2013. With the exception of $30 thousand, this investment represents stock in the FHLB that the Bank is required to hold in order to be a member of FHLB and is carried at a cost of $100 per share. Federal law requires a member institution of the FHLB to hold FHLB stock according to a predetermined formula. Management evaluates the restricted stock for impairment in accordance with ASC Topic 320. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the banks as compared to the capital stock amount for the banks and the length of time this situation has persisted, (2) commitments by the banks to make payments required by law or regulation and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the banks. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support its operations. There is not a public market for FHLB or ACBB stock and the benefits of membership (e.g., liquidity and low cost funding) add value to the stock beyond purely financial measures. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment. Management believes no impairment charge is necessary related to the FHLB or ACBB restricted stock as of December 31, 2013.

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

Loans Held for Sale – Mortgage loans originated and intended for sale in the secondary market at the time of origination are carried at the lower of cost or estimated fair value (determined on an aggregate basis). All sales are made without recourse. Loans held for sale at December 31, 2013 represent loans originated through a third-party brokerage agreement for a fee and present no price risk to the Bank.

Loan Servicing – Servicing assets are recognized as separate assets when rights are acquired through sale of financial assets. A portion of the cost of originating the loan is allocated to the servicing right based on relative fair value. Fair value is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, prepayment speeds, default rates and losses. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the periods of, the estimated future net servicing income of the underlying financial assets. Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. For the purpose of computing impairment, mortgage servicing rights are stratified based on risk characteristics of the underlying loans that are expected to have the most impact on projected prepayments including loan type, interest rate and term. Impairment is recognized through a valuation allowance to the extent that fair value is less than the capitalized amount. If the Corporation later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income. Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income. Loans serviced by the Bank for the benefit of others totaled $34.6 million, $46.16 million and $65.6 million at December 31, 2013, 2012 and 2011, respectively.

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

Intangible Assets – The Bank has $9.0 million of goodwill recorded on its balance sheet as the result of corporate acquisitions. Goodwill is not amortized, nor deductible for tax purposes. However, goodwill is tested for impairment at least annually in accordance with ASC Topic 350. Goodwill was tested for impairment as of August 31, 2013. The impairment test was conducted following the step-one test under ASC Topic 350 rather than the qualitative assessment permitted under ASU 2011-08. The Corporation chose not to use the qualitative assessment method for the August 31, 2013 test primarily due to the fact that the Corporation’s stock price is trading below its book value. The Corporation uses several different weighted methods to determine the fair value of the reporting unit under the step-one test, including a dividend analysis, comparable sale transactions, and change of control premium estimates. If the step-one test fails, a more comprehensive step-two test is performed before a final determination of impairment is made. If goodwill is determined to be impaired, an impairment write-down is charged to results of operations in the period in which the impairment is determined. As a result of the step-one test, the estimated fair value of the Corporation exceeded its carrying value by approximately 12% (compared to 5% in 2012) and Management determined goodwill was not impaired. The increase in the valuation excess compared to 2012 is primarily the result of an increase in the Corporation’s stock price during 2013. At December 31, 2013, Management subsequently considered certain qualitative factors affecting the Corporation and determined that it was not likely that the results of the prior test had changed and it determined that goodwill was not impaired at year-end. For more information on Goodwill refer to Note 8 of the accompanying financial statements. The customer list is amortized over 10 years using the sum-of-the-years digits method.

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

Investment and Trust Services – Assets held in a fiduciary capacity are not assets of the Corporation and therefore are not included in the consolidated financial statements. Trust assets under management at December 31, 2013 were $574.7 million and $520.4 million at the prior year-end. Revenue from investment and trust services is recognized on the accrual basis.

Off-Balance Sheet Financial Instruments – In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments consisting of commitments to extend credit and letters of credit. Such financial instruments are recorded on the balance sheet when they are funded. The amount of any liability for the credit risk associated with off-balance sheet financial instruments is recorded in other liabilities and was not material to the financial position of the Corporation at December 31, 2013 or 2012.

Stock-Based Compensation – The Corporation accounts for stock based compensation in accordance with the ASC Topic 718, “ Stock Compensation.” ASC Topic 718 requires compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost is recognized over the period that an employee provides services in exchange for the award. Compensation expense was $0 in 2013, 2012 and 2011.

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

A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

(Dollars in thousands, except per share data)	2013	2012	2011
Weighted average shares outstanding (basic)	4,135	4,072	3,962
Impact of common stock equivalents	4	2	1
Weighted average shares outstanding (diluted)	4,139	4,074	3,963
Anti-dilutive options excluded from calculation	56	87	70

Net income	$6,232	$5,365	$6,569
Basic earnings per share	$1.51	$1.32	$1.66
Diluted earnings per share	$1.51	$1.32	$1.66

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

Recent Accounting Pronouncements:

Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. ASU 2014-01 “Accounting for Investments in Qualified Affordable Housing Projects” permits a reporting entity that invests in qualified affordable housing projects to account for the investments using a proportional amortization method if certain conditions are met. If an entity elects the proportional amortization method, it will amortize the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognize the net investment performance in the income statement as a component of income tax expense. Otherwise, the entity would apply either the equity method or the cost method, if appropriate. ASU 2014-01 applies to all reporting entities that invest in qualified affordable housing projects through limited liability entities that are flow-through entities for tax purposes as follows; 1. Reporting entities that meet the conditions for and that elect to use the proportional amortization method will apply all of the ASU’s amendment and establish new accounting and disclosure standards, 2. For reporting entities that do not meet the conditions for or that do not elect the proportional amortization method, only the ASU’s disclosure requirement apply. The ASU is effective for public business entities for annual periods and interim reporting periods within those annual periods beginning after December 15, 2014. The Corporation does not believe ASU 2014-01 will have a material effect on its financial statements.

Receivables (Topic 310): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure. ASU 2014-04 “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure” clarifies that a creditor is considered to have physical possession of residential real estate that is collateral for a residential mortgage loan when it obtains legal title to the collateral or a deed in lieu of foreclosure or similar legal agreement is completed. Consequently, it should reclassify the loan to other real estate owned at that time. ASU 2014-04 applies to all creditors who obtain physical possession resulting from an in substance repossession or foreclosure of residential real estate property collateralizing a consumer mortgage loan in satisfaction of a receivable. The ASU does not apply to commercial real estate loans, as the foreclosure process and applicable laws for those assets are significantly different from residential real estate. The ASU is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Corporation does not believe ASU 2014-04 will have a material effect on its financial statements.

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

Note 2. Regulatory Matters

The Bank is limited as to the amount it may lend to the Corporation, unless such loans are collateralized by specific obligations. State regulations also limit the amount of dividends the Bank can pay to the Corporation and are generally limited to the Bank’s accumulated net earnings, which were $68.7 million at December 31, 2013. In addition, dividends paid by the Bank to the Corporation would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. The Corporation and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Although not adopted in regulation form, the Pennsylvania Department of Banking utilizes capital standards requiring a minimum leverage capital ratio of 6% and a risk-based capital ratio of 10%, defined substantially the same as those by the FDIC. Management believes, as of December 31, 2013, that the Corporation and the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2013, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

In July 2013, Federal banking regulators approved the final rules from the Basel Committee on Banking Supervision for the regulation of capital requirements for U.S, generally referred to as “Basel III.” Basel III imposes significantly higher capital requirements and more restrictive leverage and liquidity ratios than those currently in place. The capital ratios to be considered “well capitalized” under Basel III are: common equity of 6.5%, Tier 1 leverage of 5%, Tier 1 risk-based capital of 8%, and Total Risk-Based capital of 10%. The common equity ratio is a new capital ratio under Basel III and the Tier 1 risk-based capital ratio of 8% has been increased from 6%. In addition, a capital conservation buffer of 2.5% above the minimum capital ratios is required to avoid any capital distribution restrictions. Certain components of the new capital requirements are effective January, 2015 with others being phased in through January 1, 2019. As of December 31, 2013, the Management believes that the Bank would remain “well capitalized’ under the new rules.

The table that follows presents the total risk-based, Tier 1 risk-based and Tier 1 leverage requirements for the Corporation and the Bank as defined by the FDIC. Actual capital amounts and ratios are also presented.

	As of December 31, 2013
			Minimum to be		Minimum to be
	Actual		Adequately Capitalized		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Risk-based Capital Ratio
Corporation	$99,598	14.24%	$55,940	≥ 8.00%	N/A	N/A
Bank	95,942	13.78%	55,696	≥ 8.00%	$69,620	≥ 10.00%

Tier 1 Risk-based Capital Ratio
Corporation	$90,659	12.97%	$27,970	≥ 4.00%	N/A	N/A
Bank	87,146	12.52%	27,848	≥ 4.00%	$41,772	≥ 6.00%

Tier 1 Leverage Ratio
Corporation	$90,659	9.14%	$39,661	≥ 4.00%	N/A	N/A
Bank	87,146	8.81%	39,559	≥ 4.00%	$49,448	≥ 5.00%

	As of December 31, 2012
			Minimum to be		Minimum to be
	Actual		Adequately Capitalized		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Risk-based Capital Ratio
Corporation	$95,268	12.60%	$60,465	≥ 8.00%	N/A	N/A
Bank	92,056	12.22%	60,244	≥ 8.00%	$75,305	≥ 10.00%

Tier 1 Risk-based Capital Ratio
Corporation	$85,843	11.36%	$30,232	≥ 4.00%	N/A	N/A
Bank	82,631	10.97%	30,122	≥ 4.00%	$45,183	≥ 6.00%

Tier 1 Leverage Ratio
Corporation	$85,843	8.29%	$41,439	≥ 4.00%	N/A	N/A
Bank	82,631	7.99%	41,392	≥ 4.00%	$51,740	≥ 5.00%

Note 3. Restricted Cash Balances

The Bank is required to maintain reserves against its deposit liabilities in the form of vault cash and/or balances with the Federal Reserve Bank. Deposit reserves that the Bank was required to hold were approximately $2.0 million and $838 thousand at December 31, 2013 and 2012, respectively and were satisfied by the Bank’s vault cash.

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

Equities: The equity portfolio is comprised entirely of bank stocks with the Bank and the Corporation each holding separate portfolios. The stocks held in the portfolio range from community banks to large national banks. During 2013, both the Bank and the Corporation began the process of reducing the size of their equity portfolios. It is expected that both portfolios will continue to be reduced.

Municipal Bonds: Approximately $54 million of the portfolio is rated “A” or higher by Moody and the weighted average rating of the portfolio is “Aa3”. The Bank owns six issues for $2.4 million that are not rated by a nationally recognized rating agency.

Corporate Bonds: There is one variable rate bond in the corporate bond portfolio in the financial services sector. This bond is rated A3 by Moody’s and is scheduled to mature in 2013.

Trust Preferred Bonds: The following table provides additional detail about the Bank’s trust preferred securities at December 31, 2013. The holdings remain the same as at the prior year end, but the unrealized loss has declined from $1.1 million to $871 thousand. The credit ratings for each bond are similar to the rating one year prior. Trust preferred securities are typically issued by a subsidiary grantor trust of a bank holding company, which uses the proceeds of the equity issuance to purchase deeply subordinated debt issued by the bank holding company. Trust-preferred securities can reflect single entity issues or a group of entities (pooled trust preferred). Pooled trust preferred securities have been the subject of significant write-downs due in some cases from the default of one issuer in the pool that then impairs the entire pool. All of the Bank’s issues are single issuer, variable rate notes with long final maturities (2027-2028) that continue to pay dividends.

Mortgage-backed Securities: This sector holds $83.0 million or 52% of the total portfolio. The majority of this sector ($81.0 million) is comprised of U.S. Government Agency MBS. In addition, the Bank holds six private label mortgage-backed securities (PLMBS) with a fair value of $2.0 million and an amortized cost of $2.0 million. The PLMBS bonds paid down by more than $500 thousand in 2013.

The Bank’s PLMBS portfolio is comprised primarily of Alt-A loans. Alt-A loans are first-lien residential mortgages that generally conform to traditional “prime” credit guidelines; however, loan factors such as the loan-to-value ratio, loan documentation, occupancy status or property type cause these loans not to qualify for standard underwriting programs. The Alt-A product in the Bank’s portfolio is comprised of fixed-rate mortgages that were originated between 2003 and 2006 and all were originally rated AAA. The bonds issued in 2006 are experiencing the highest delinquency and loss rates. All of these bonds originally had some type of credit support tranche to absorb any loss prior to losses at the senior tranche held by the Bank, but this has eroded completely on some bonds as they have started to experience losses. The Bank recorded other-than-temporary impairment charges of $75 thousand on two PLMBS and three equity securities in 2013. Based on the performance of some the PLMBS, it appears as if the underwriting standards that were represented in the offering, and resulted in the AAA rating, were not followed. As a result, the Bank purchased some securities based on these misrepresentations, and it is most likely that these securities would not have been purchased had all the information been reported correctly. The Bank is participating in a lawsuit against certain issuers related to these misrepresentations.

The amortized cost and estimated fair value of investment securities available for sale as of December 31, 2013 and 2012 is as follows:

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
2013	cost	gains	losses	value
Equity securities	$1,472	$499	$(1)	$1,970
U.S. Government agency securities	11,771	94	(114)	11,751
Municipal securities	56,861	1,400	(1,404)	56,857
Corporate debt securities	1,002	-	(1)	1,001
Trust preferred securities	5,922	-	(871)	5,051
Agency mortgage-backed securities	81,352	726	(1,051)	81,027
Private-label mortgage-backed securities	1,984	16	(31)	1,969
Asset-backed securities	51	-	(3)	48
	$160,415	$2,735	$(3,476)	$159,674

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
2012	cost	gains	losses	value
Equity securities	$2,104	$92	$(255)	$1,941
U.S. Government agency securities	12,657	156	(4)	12,809
Municipal securities	58,395	2,984	(163)	61,216
Corporate debt securities	1,005	-	(11)	994
Trust preferred securities	5,905	-	(1,075)	4,830
Agency mortgage-backed securities	48,121	1,029	(84)	49,066
Private-label mortgage-backed securities	2,539	10	(123)	2,426
Asset-backed securities	59	-	(13)	46
	$130,785	$4,271	$(1,728)	$133,328

At December 31, 2013 and 2012, the fair value of investment securities pledged to secure public funds, trust balances, repurchase agreements, deposit and other obligations totaled $107.6 million and $119.8 million, respectively.

The amortized cost and estimated fair value of debt securities at December 31, 2013, by contractual maturity are shown below. Actual maturities may differ from contractual maturities because of prepayment or call options embedded in the securities.

	Amortized	Fair
(Dollars in thousands)	cost	value
Due in one year or less	$1,513	$1,515
Due after one year through five years	13,540	14,115
Due after five years through ten years	23,229	23,239
Due after ten years	37,325	35,839
	75,607	74,708
Mortgage-backed securities	83,336	82,996
	$158,943	$157,704

The composition of the net realized securities gains (losses) for the years ended December 31, 2013, 2012 and 2011 is as follows:

(Dollars in thousands)	2013	2012	2011
Gross gains realized	$185	$45	$195
Gross losses realized	(152)	(1)	(38)
Net gains realized	$33	$44	$157

Tax provision applicable to net securities gains	$11	$15	$53

Impairment:

The condition of the portfolio at year-end 2013, as measured by the dollar amount of temporarily impaired securities, has weakened. The municipal bond portfolio recorded the largest unrealized loss, but the agency mortgage backed portfolio shows the greatest number of securities with an unrealized loss.

For securities with an unrealized loss, Management applies a systematic methodology in order to perform an assessment of the potential for other-than-temporary impairment. In the case of debt securities, investments considered for other-than-temporary impairment: (1) had a specified maturity or repricing date; (2) were generally expected to be redeemed at par, and (3) were expected to achieve a recovery in market value within a reasonable period of time. In addition, the Bank considers whether it intends to sell these securities or whether it will be forced to sell these securities before the earlier of amortized cost recovery or maturity. Equity securities are assessed for other-than-temporary impairment based on the length of time of impairment, dollar amount of the impairment and general market and financial conditions relating to specific issues. The impairment identified on debt and equity securities and subject to assessment at December 31, 2013, was deemed to be temporary and required no further adjustments to the financial statements, unless otherwise noted.

	December 31, 2013
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

Equity securities	$22	$(1)	1	$-	$-	-	$22	$(1)	1
U.S. Government agency securities	3,971	(85)	7	3,807	(29)	7	7,778	(114)	14
Municipal securities	16,770	(1,022)	24	3,160	(382)	4	19,930	(1,404)	28
Corporate debt securities	-	-	-	1,001	(1)	1	1,001	(1)	1
Trust preferred securities	-	-	-	5,051	(871)	7	5,051	(871)	7
Agency mortgage-backed securities	40,395	(999)	38	2,213	(52)	4	42,608	(1,051)	42
Private-label mortgage-backed securities	-	-	-	911	(31)	2	911	(31)	2
Asset-backed securities	-	-	-	48	(3)	3	48	(3)	3
Total temporarily impaired securities	$61,158	$(2,107)	70	$16,191	$(1,369)	28	$77,349	$(3,476)	98

	December 31, 2012
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

Equity securities	$226	$(20)	3	$1,236	$(235)	13	$1,462	$(255)	16
U.S. Government agency securities	938	(1)	1	3,346	(3)	6	4,284	(4)	7
Municipal securities	8,789	(163)	10	-	-	-	8,789	(163)	10
Corporate debt securities	-	-	-	994	(11)	1	994	(11)	1
Trust preferred securities	-	-	-	4,830	(1,075)	7	4,830	(1,075)	7
Agency mortgage-backed securities	6,869	(68)	8	2,664	(16)	6	9,533	(84)	14
Private-label mortgage-backed securities	-	-	-	1,875	(123)	5	1,875	(123)	5
Asset-backed securities	-	-	-	46	(13)	3	46	(13)	3
Total temporarily impaired securities	$16,822	$(252)	22	$14,991	$(1,476)	41	$31,813	$(1,728)	63

The unrealized loss in the trust preferred sector declined by approximately $200 thousand compared to the prior year-end and market prices continued to show improvement during 2013. All of the Bank’s trust preferred securities are variable rate notes with long maturities (2027 – 2028) from companies that received money (and in some cases paid back) from the Troubled Asset Relief Program (TARP), continue to pay dividends and have raised capital. The credit ratings on this portfolio are similar to the prior year and no bonds have missed or suspended any payments. At December 31, 2013, the Bank believes it will be able to collect all interest and principal due on these bonds and that it will not be forced to sell these bonds prior to maturity. Therefore, no other-than-temporary-impairment charges were recorded.

Trust Preferred Securities

(Dollars in thousands)

Deal Name	Single Issuer or Pooled	Class	Amortized Cost	Fair Value	Gross Unrealized Gain (Loss)	Lowest Credit Rating Assigned	Number of Banks Currently Performing	Deferrals and Defaults as % of Original Collateral	Expected Deferral/ Defaults as a Percentage of Remaining Performing Collateral

Huntington Cap Trust	Single	Preferred Stock	$936	$809	$(127)	BB+	1	None	None
Huntington Cap Trust II	Single	Preferred Stock	885	778	(107)	BB+	1	None	None
BankAmerica Cap III	Single	Preferred Stock	960	793	(167)	BB+	1	None	None
Wachovia Cap Trust II	Single	Preferred Stock	275	245	(30)	BBB+	1	None	None
Corestates Captl Tr II	Single	Preferred Stock	932	829	(103)	BBB+	1	None	None
Chase Cap VI JPM	Single	Preferred Stock	960	798	(162)	BBB	1	None	None
Fleet Cap Tr V	Single	Preferred Stock	974	799	(175)	BB+	1	None	None
			$5,922	$5,051	$(871)

The PLMBS sector continues to show a gross unrealized loss of $31 thousand on two securities. The majority of this sector is comprised of “Alt-A” PLMBS. These bonds were all rated AAA at time of purchase but have since experienced rating declines. Some have experienced increased delinquencies and defaults, while others have seen the credit support increase as the bonds paid-down. The Bank monitors the performance of the Alt-A investments on a regular basis and reviews delinquencies, default rates, credit support levels and various cash flow stress test scenarios. In determining the credit related loss, Management considers all principal past due 60 days or more as a loss. If additional principal moves beyond 60 days past due, it will also be considered a loss. As a result of the analysis on PLMBS it was determined that two bonds contained losses that were considered other-than-temporary. Management determined $25 thousand was credit related and therefore, recorded an impairment charge of $25 thousand against earnings in 2013. The market for PLMBS continues to be weak and Management believes that this factor accounts for a portion of the unrealized losses that is not attributable to credit issues. Management continues to monitor these securities and it is possible that additional write-downs may occur if current loss trends continue. The Bank is participating in a class-action lawsuit against one PLMBS servicer that centers on defective warranties and representations made as part of the underwriting process. The resolution of this action is unknown at this time. For additional detail on the Bank’s PLMBS see the following table.

Private Label Mortgage Backed Securities

(Dollars in thousands)				Gross				Cumulative
	Origination	Amortized	Fair	Unrealized	Collateral	Lowest Credit	Credit	OTTI
Description	Date	Cost	Value	Gain (Loss)	Type	Rating Assigned	Support %	Charges
RALI 2004-QS4 A7	3/1/2004	$184	$184	$-	ALT A	BBB+	12.38	$-
MALT 2004-6 7A1	6/1/2004	435	441	6	ALT A	CCC	14.26	-
RALI 2005-QS2 A1	2/1/2005	326	335	9	ALT A	CC	5.93	10
RALI 2006-QS4 A2	4/1/2006	607	583	(24)	ALT A	D	-	293
GSR 2006-5F 2A1	5/1/2006	97	98	1	Prime	D	-	15
RALI 2006-QS8 A1	7/28/2006	335	328	(7)	ALT A	D	-	197
		$1,984	$1,969	$(15)				$515

The following table represents the cumulative credit losses on debt securities recognized in earnings as of December 31, 2013.

(Dollars in thousands)	Twelve Months Ended
	2013	2012
Balance of cumulative credit-related OTTI at January 1	$490	$390
Additions for credit-related OTTI not previously recognized	25	100
Additional increases for credit-related OTTI previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost basis	-	-
Decreases for previously recognized credit-related OTTI because there was an intent to sell	-	-
Reduction for increases in cash flows expected to be collected	-	-
Balance of credit-related OTTI at December 31	$515	$490

The Bank held $1.9 million of restricted stock at the end of 2013. The restricted stock is comprised primarily of an investment in the Federal Home Loan Bank of Pittsburgh (FHLB). FHLB stock is carried at a cost of $100 per share. During 2013, FHLB repurchased $1.7 million in stock and began paying a dividend. FHLB stock is evaluated for impairment primarily based on an assessment of the ultimate recoverability of its cost. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support it operations. There is not a public market for FHLB stock and the benefits of FHLB membership (e.g., liquidity and low cost funding) add value to the stock beyond purely financial measures. If FHLB stock were deemed to be impaired, the write-down for the Bank could be significant. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment.

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

A summary of loans outstanding, by primary collateral, at the end of the reporting periods is as follows:

(Dollars in thousands)	December 31, 2013	December 31, 2012
Residential Real Estate 1-4 Family
Consumer first liens	$103,573	$93,790
Consumer junior liens and lines of credit	34,636	35,494
Total consumer	138,209	129,284

Commercial first lien	58,466	60,809
Commercial junior liens and lines of credit	5,939	6,794
Total	64,405	67,603
Total residential real estate 1-4 family	202,614	196,887

Residential real estate - construction
Consumer purpose	3,960	3,255
Commercial purpose	8,559	12,177
Total residential real estate construction	12,519	15,432

Commercial real estate	329,373	363,874
Commercial	170,327	166,734
Total commercial	499,700	530,608

Consumer	8,580	10,652
	723,413	753,579
Less: Allowance for loan losses	(9,702)	(10,379)
Net Loans	$713,711	$743,200

Included in the loan balances are the following:
Net unamortized deferred loan costs	$372	$456
Unamortized discount on purchased loans	$(92)	$(129)

Loans pledged as collateral for borrowings and commitments from:
FHLB	$607,524	$657,684
Federal Reserve Bank	45,809	54,194
	$653,333	$711,878

Loans to directors and executive officers and related interests and affiliated enterprises were as follows:

(Dollars in thousands)	2013	2012
Balance at beginning of year	$16,925	$10,871
New loans made	3,749	8,358
Repayments	(2,321)	(2,304)
Balance at end of year	$18,353	$16,925

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

Watch list loans exhibit financial weaknesses that increase the potential risk of default or loss to the Bank. However, inclusion on the watch list, does not by itself, mean a loss is certain. The watch list includes both performing and nonperforming loans. Watch list loans totaled $76.3 million at year-end compared to $104.3 million at the prior year-end. The watch list is comprised of $19.0 million rated 6, and $57.3 million rated 7. The Bank has no loans rated 8 (Doubtful) or 9 (Loss). This note shows that the balance of every loan category on the watch list has declined from the end of 2012, including an upgrade of the 2012 loan rated 8 to a rating of 7 in 2013. This loan was restructured as a TDR in 2013 and the Bank obtained additional collateral during the year; consequently, the loan rating was upgraded. Included in the 2013 substandard loan total is $24.6 million of nonaccrual loans.

The following table reports on the credit rating for those loans in the portfolio that are assigned an individual credit rating as of December 31, 2013 and 2012

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total

December 31, 2013
Residential Real Estate 1-4 Family
First liens	$150,762	$3,653	$7,624	$-	$162,039
Junior liens and lines of credit	40,102	66	407	-	40,575
Total	190,864	3,719	8,031	-	202,614
Residential real estate - construction	10,955	-	1,564	-	12,519
Commercial real estate	281,857	11,861	35,655	-	329,373
Commercial	154,888	3,393	12,046	-	170,327
Consumer	8,570	-	10	-	8,580
Total	$647,134	$18,973	$57,306	$-	$723,413
December 31, 2012
Residential Real Estate 1-4 Family
First liens	$139,549	$6,277	$8,773	$-	$154,599
Junior liens and lines of credit	40,584	175	1,529	-	42,288
Total	180,133	6,452	10,302	-	196,887
Residential real estate - construction	11,284	2,922	1,226	-	15,432
Commercial real estate	299,075	20,221	41,828	2,750	363,874
Commercial	148,195	3,120	15,419	-	166,734
Consumer	10,636	-	16	-	10,652
Total	$649,323	$32,715	$68,791	$2,750	$753,579

Delinquent loans are a result of borrowers’ cash flow and/or alternative sources of cash being insufficient to repay loans. The Bank’s likelihood of collateral liquidation to repay the loans becomes more probable the further behind a borrower falls, particularly when loans reach 90 days or more past due. Management monitors the performance status of loans by the use of an aging report. The aging report can provide an early indicator of loans that may become severely delinquent and possibly result in a loss to the Bank. The following table presents the aging of payments in the loan portfolio as of December 31, 2013 and 2012.

(Dollars in thousands)		Loans Past Due and Still Accruing					Total
	Current	30-59 Days	60-89 Days	90 Days+	Total	Non-Accrual	Loans
December 31, 2013
Residential Real Estate 1-4 Family
First liens	$156,916	$1,725	$497	$302	$2,524	$2,599	$162,039
Junior liens and lines of credit	40,204	204	19	41	264	107	40,575
Total	197,120	1,929	516	343	2,788	2,706	202,614
Residential real estate - construction	11,458	523	-	-	523	538	12,519
Commercial real estate	309,531	634	-	207	841	19,001	329,373
Commercial	167,747	78	60	44	182	2,398	170,327
Consumer	8,430	117	23	10	150	-	8,580
Total	$694,286	$3,281	$599	$604	$4,484	$24,643	$723,413
December 31, 2012
Residential Real Estate 1-4 Family
First liens	$147,236	$2,862	$797	$120	$3,779	$3,584	$154,599
Junior liens and lines of credit	40,741	449	228	112	789	758	42,288
Total	187,977	3,311	1,025	232	4,568	4,342	196,887
Residential real estate - construction	14,875	-	-	-	-	557	15,432
Commercial real estate	334,822	64	329	-	393	28,659	363,874
Commercial	163,387	161	35	315	511	2,836	166,734
Consumer	10,339	258	39	16	313	-	10,652
Total	$711,400	$3,794	$1,428	$563	$5,785	$36,394	$753,579

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

The following table provides additional information on significant nonaccrual loans.

December 31, 2013
(Dollars in thousands)
		ALL	Nonaccrual			Last
	Balance	Reserve	Date	Collateral	Location	Appraisal(1)

Credit 1	$3,040	$-	Dec-10	1st lien on 92 acres undeveloped commercial	PA	Dec-13
Commercial real estate				real estate		$3,304

Credit 2	977	-	Aug-11	1st lien on commercial and residential properties	PA	Jun-13
Residential real estate				and 70 acres of farm land (2 loans)		$1,272
Commercial real estate

Credit 3	2,096	-	Mar-12	1st and 2nd liens on commercial real estate,	PA	Oct-13
Residential real estate				residential real estate and business assets		$4,184

Credit 4	883	-	Jun-12	1st lien residential development land - 75 acres	WV	Oct-13
Residential real estate				2nd lien residential real estate	PA	$1,250

Credit 5	1,154	-	Apr-12	1st and 2nd liens on residential real estate	PA	May-13
Residential real estate						$1,935

Credit 6	7,436	-	Sep-12	1st lien residential real estate development -376 acres	PA	Oct-13
Commercial real estate				and other commercial and residential properties		$8,932

Credit 7	2,049	-	Oct-12	1st lien commercial refrigerated warehouse	PA	Feb-13
Commercial real estate						$5,995

Credit 8	2,590	993	Mar-13	Liens on land, commercial and residential real	PA	Nov-13
Commercial / Commercial real estate				estate and business assets		$3,394

Credit 9	800	-	Sep-13	1st lien on 12 improved residential building lots	PA	Jun-13
Residential real estate				and 1st lien on 43 acres		$1,410

	$21,025	$993

(1) Appraisal value, as reported, does not reflect the pay-off of any senior liens or the cost to liquidate the collateral, but does reflect only the Bank’s share of the collateral if it is a participated loan.

Interest not recognized on nonaccrual loans was $96 thousand, $800 thousand and $319 thousand for the years ended December 31, 2013, 2012 and 2011, respectively. In addition to monitoring nonaccrual loans, the Bank also closely monitors impaired loans and troubled debt restructurings. A loan is considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all interest and principal payments due according to the originally contracted terms of the loan agreement. Nonaccrual loans, excluding consumer purpose loans, and TDR loans are considered impaired. For impaired loans with balances less than $100 thousand and consumer purpose loans, a specific reserve analysis is not performed and these loans are added to the general allocation pool. Impaired loans totaled $30.9 million at year-end 2013 compared to $39.4 million at December 31, 2012.

The following table for additional information on impaired loans.

	Impaired Loans
	With No Allowance		With Allowance
(Dollars in thousands)		Unpaid		Unpaid
	Recorded	Principal	Recorded	Principal	Related
December 31, 2013	Investment	Balance	Investment	Balance	Allowance
Residential Real Estate 1-4 Family
First liens	$3,030	$3,500	$9	$39	$9
Junior liens and lines of credit	108	127	-	-	-
Total	3,138	3,627	9	39	9
Residential real estate - construction	537	556	-	-	-
Commercial real estate	24,188	30,334	966	1,043	89
Commercial	88	89	1,970	2,043	1,002
Consumer	-	-	-	-	-
Total	$27,951	$34,606	$2,945	$3,125	$1,100
December 31, 2012
Residential Real Estate 1-4 Family
First liens	$3,504	$3,715	$80	$80	$20
Junior liens and lines of credit	691	707	-	-	-
Total	4,195	4,422	80	80	20
Residential real estate - construction	557	567	-	-	-
Commercial real estate	28,346	31,937	2,603	3,194	357
Commercial	2,495	2,584	1,088	1,145	470
Consumer	-	-	-	-	-
Total	$35,593	$39,510	$3,771	$4,419	$847

	Twelve Months Ended		Twelve Months Ended
	December 31, 2013		December 31, 2012
	Average	Interest	Average	Interest
(Dollars in thousands)	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Residential Real Estate 1-4 Family
First liens	$3,365	$4	$4,070	$58
Junior liens and lines of credit	417	-	744	1
Total	3,782	4	4,814	59
Residential real estate - construction	544	-	458	-
Commercial real estate	31,730	118	26,815	151
Commercial	2,112	-	4,060	111
Consumer	-	-	1	-
Total	$38,168	$122	$36,148	$321

A loan is considered a troubled debt restructuring (TDR) if the creditor (the Bank), for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. These concessions may include lowering the interest rate, extending the maturity, reamortization of payment, or a combination of multiple concessions. The Bank reviews all loans rated 5 or worse when it is providing a loan restructure, modification or new credit facility to determine if the action is a TDR. If a TDR loan is placed on nonaccrual status, it remains on nonaccrual status for at least six months to ensure performance. However, TDR loans are always considered impaired until paid-off. All TDR loans are in compliance with their modified terms except one, credit 3 on the significant nonaccrual table contained in this note. The following table identifies TDR loans as of December 31, 2013 and 2012:

					Troubled Debt Restructurings That Have Defaulted on
(Dollars in thousands)	Troubled Debt Restructurings				Modified Terms YTD
	Number of	Recorded			Number of	Recorded
	Contracts	Investment	Performing*	Nonperforming*	Contracts	Investment
December 31, 2013
Residential real estate - construction	1	$537	$-	$537	-	$-
Residential real estate	5	625	625	-
Commercial real estate	12	15,877	14,318	1,559	-	-
Total	18	$17,039	$14,943	$2,096	-	$-
December 31, 2012
Residential real estate - construction	2	$1,482	$1,482	$-
Residential real estate	4	467	467	-
Commercial	2	1,812	1,812	-
Commercial real estate	11	7,669	7,669	-	-	$-
Total	19	$11,430	$11,430	$-	-	$-

*The performing status is determined by the loans compliance with the modified terms.

The following table reports new TDR loans made during 2013, concession granted and the recorded investment at December 31, 2013.

(Dollars in thousands)	New During Period
	Number of	Pre-TDR	After-TDR	Recorded
Twelve Months Ended December 31, 2013	Contracts	Modification	Modification	Investment	Concession
Residential real estate	2	$286	$323	$311	multiple
Commercial real estate	2	10,458	10,745	10,493	multiple
Total	4	$10,744	$11,068	$10,804

The following table reports new TDR loans made during 2012, concession granted and the recorded investment as of December 31, 2012.

(Dollars in thousands)	New During Period
	Number of	Pre-TDR	After-TDR	Recorded
Twelve Months Ended December 31, 2012	Contracts	Modification	Modification	Investment	Concession
Real estate construction	3	$2,073	$1,897	$1,482	multiple
Residential real estate	2	371	390	379	multiple
Commercial	2	2,223	2,223	1,812	maturity
Commercial real estate	4	2,616	3,006	2,957	multiple
	11	$7,283	$7,516	$6,630

The Bank holds $4.7 million of other real estate owned (OREO), comprised of eight properties compared to $5.1 million and ten properties at December 31, 2012. During 2013, the Bank recorded losses on the sales of, or write-downs on OREO of $255 thousand that is recorded in other income. The Bank also incurred $137 thousand in expense to hold and maintain OREO The following table provides additional information on significant other real estate owned properties.

The following table provides additional information on significant other real estate owned properties.

December 31, 2013

(Dollars in thousands)	Date				Last
	Acquired	Balance	Collateral	Location	Appraisal

Property 1 (3 properties)	2011	$1,294	Unimproved and improved real estate for residential development on four separate tracts totaling 150 acres	PA	$	Nov-12 1,500

Property 2	2012	2,758	1st, 2nd, and 3rd liens residential development land - four tracts with 294 acres	PA	$	Aug-12 3,292

		$4,052

At December 31, 2013, the Bank had $1.1 million of residential properties in the process of foreclosure compared to $121 thousand at the end of 2012.

Allowance for Loan Losses:

Management performs a monthly evaluation of the adequacy of the allowance for loan losses (ALL). The ALL is determined by segmenting the loan portfolio based on the loan’s collateral. The Bank further classifies the portfolio based on the primary purpose of the loan, either consumer or commercial. When calculating the ALL, consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, historical charge-offs, the adequacy of the underlying collateral (if collateral dependent) and other relevant factors. The Bank begins enhanced monitoring of all loans rated 6 (OAEM) or worse, and obtains a new appraisal or asset valuation for any loan rated 7 (substandard) or worse. Management, at its discretion, may determine that additional adjustments to the appraisal or valuation are required. Valuation adjustments will be made as necessary based on factors, including, but not limited to: the economy, deferred maintenance, industry, type of property/equipment, age of the appraisal, etc. and the knowledge Management has about a particular situation. In addition, the cost to sell or liquidate the collateral is also estimated and deducted from the valuation in order to determine the net realizable value to the Bank. When determining the allowance for loan losses, certain factors involved in the evaluation are inherently subjective and require material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans. Management monitors the adequacy of the allowance for loan losses on an ongoing basis and reports its adequacy quarterly to the Credit Risk Oversight Committee of the Board of Directors. Management believes that the allowance for loan losses at December 31, 2013 is adequate.

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

The following table shows, by loan class, the activity in the ALL, for the years ended December 31, 2013, 2012 and 2011.

				Commercial
	Residential Real Estate 1-4 Family			Industrial &	Commercial
		Junior Liens &		Agricultural	Industrial &
(Dollars in thousands)	First Liens	Lines of Credit	Construction	Real Estate	Agricultural	Consumer	Total

Allowance at December 31, 2010	$600	$352	$2,596	$3,358	$1,578	$317	$8,801
Charge-offs	(324)	(202)	(2,352)	(3,817)	(115)	(237)	(7,047)
Recoveries	30	10	-	306	11	88	445
Provision	743	148	978	5,410	177	68	7,524
Allowance at December 31, 2011	$1,049	$308	$1,222	$5,257	$1,651	$236	$9,723

Allowance at December 31, 2011	$1,049	$308	$1,222	$5,257	$1,651	$236	$9,723
Charge-offs	(251)	(71)	-	(3,298)	(861)	(236)	(4,717)
Recoveries	1	25	-	13	21	88	148
Provision	114	44	(323)	4,478	809	103	5,225
Allowance at December 31, 2012	$913	$306	$899	$6,450	$1,620	$191	$10,379

Allowance at December 31, 2012	$913	$306	$899	$6,450	$1,620	$191	$10,379
Charge-offs	(547)	(45)	-	(2,855)	(363)	(162)	(3,972)
Recoveries	13	-	-	203	100	59	375
Provision	729	17	(608)	1,773	949	60	2,920
Allowance at December 31, 2013	$1,108	$278	$291	$5,571	$2,306	$148	$9,702

The following table shows, by loan class, the loans that were evaluated for the ALL under a specific reserve (individually) and those that were evaluated under a general reserve (collectively), and the amount of the allowance established in each category as of December 31, 2013 and 2012.

				Commercial
	Residential Real Estate 1-4 Family			Industrial &	Commercial
		Junior Liens &		Agricultural	Industrial &
(Dollars in thousands)	First Liens	Lines of Credit	Construction	Real Estate	Agricultural	Consumer	Total

December 31, 2013
Loans evaluated for allowance:
Individually	$2,354	$50	$537	$25,107	$1,996	$-	$30,044
Collectively	159,685	40,525	11,982	304,266	168,331	8,580	693,369
Total	$162,039	$40,575	$12,519	$329,373	$170,327	$8,580	$723,413

Allowance established for loans evaluated:
Individually	$9	$-	$-	$89	$1,002	$-	$1,100
Collectively	1,099	278	291	5,482	1,304	148	8,602
Allowance at December 31, 2013	$1,108	$278	$291	$5,571	$2,306	$148	$9,702

December 31, 2012
Loans evaluated for allowance:
Individually	$3,583	$692	$557	$30,949	$3,583	$-	$39,364
Collectively	151,016	41,596	14,875	332,925	163,151	10,652	714,215
Total	$154,599	$42,288	$15,432	$363,874	$166,734	$10,652	$753,579

Allowance established for loans evaluated:
Individually	$20	$3	$-	$357	$467	$-	$847
Collectively	893	303	899	6,093	1,153	191	9,532
Allowance at December 31, 2012	$913	$306	$899	$6,450	$1,620	$191	$10,379

Note 7. Premises and Equipment

Premises and equipment consist of:

		December 31
(Dollars in thousands)	Estimated Life	2013	2012
Land		$3,033	$3,033
Buildings and leasehold improvements	15 - 30 years, or lease term	23,488	23,526
Furniture, fixtures and equipment	3 - 10 years	14,202	15,053
Total cost		40,723	41,612
Less: Accumulated depreciation		(24,578)	(24,575)
Net premises and equipment		$16,145	$17,037

The following table shows the amount of depreciation and rental expense for the years ended December 31:

	2013	2012	2011
Depreciation expense	$1,419	$1,301	$1,293
Rent expense on leases	$673	$472	$406

The Corporation leases various premises and equipment for use in banking operations. Some of these leases provide renewal options of varying terms. The rental cost of these optional renewals is not included below. At December 31, 2013, future minimum payments on these leases are as follows:

(Dollars in thousands)
2014	$667
2015	561
2016	526
2017	499
2018	506
2019 and beyond	5,486
$8,245

Note 8. Goodwill and Intangible Assets

The following table summarizes the changes in goodwill:

	For the years ended
	December 31
(Dollars in thousands)	2013	2012

Beginning balance	$9,016	$9,016
Goodwill acquired	-	-
Adjustment to goodwill	-	-
Ending balance	$9,016	$9,016

The following table summarizes the other intangible assets at December 31:

	Core Deposit		Customer List
	2013	2012	2013	2012
Gross carrying amount	$3,252	$3,252	$589	$589
Accumulated amortization	(2,710)	(2,349)	(433)	(369)
Net carrying amount	$542	$903	$156	$220

The following table shows the amortization expense for the years ended December 31:

(Dollars in thousands)	2013	2012	2011
Amortization expense	$425	$435	$446

Core deposit intangibles are amortized over the estimated life of the acquired core deposits. At December 31, 2013 the remaining life was 1.5 years. The customer list intangible is amortized over the estimated life of the acquired customer list. At December 31, 2013, the remaining life was 4.9 years. The following table shows the expected amortization expense for intangible assets:

(Dollars in thousands)
2014	$414
2015	223
2016	31
2017	21
2018	9
$698

Note 9. Deposits

Deposits are summarized as follows:

	December 31
(Dollars in thousands)	2013	2012
Noninterest-bearing checking	$121,565	$123,623

Interest-bearing checking	180,450	135,454
Money management	370,401	380,079
Savings	59,394	57,165
Total interest-bearing checking and savings	610,245	572,698

Retail time deposits	108,283	127,861
Brokered time deposits	5,631	50,258
Total time deposits	113,914	178,119
Total deposits	$845,724	$874,440

Overdrawn deposit accounts reclassified as loans	$106	$128

The following table shows the maturity of outstanding time deposits of $100,000 or more at December 31, 2013:

	Retail	Brokered	Total
(Dollars in thousands)	Time Deposits	Time Deposits	Time Deposits
Maturity distribution:
Within three months	$4,601	$450	$5,051
Over three through six months	5,128	-	5,128
Over six through twelve months	4,576	2,319	6,895
Over twelve months	11,644	2,557	14,201
Total	$25,949	$5,326	$31,275

At December 31, 2013 the scheduled maturities of time deposits are as follows:

	Retail	Brokered	Total
	Time Deposits	Time Deposits	Time Deposits
(Dollars in thousands)
2014	$63,603	$3,016	$66,619
2015	21,529	2,509	24,038
2016	10,415	-	10,415
2017	12,736	106	12,842
2018	-	-	-
2019 and beyond	-	-	-
	$108,283	$5,631	$113,914

Note 10. Securities Sold Under Agreements to Repurchase, Short-Term Borrowings and Long-Term Debt

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

	December 31
	2013		2012
	Repurchase	FHLB	Repurchase	FHLB
(Dollars in thousands)	Agreements	Open Repo	Agreements	Open Repo
Ending balance	$23,834	$-	$42,209	$-
Weighted average rate at year end	0.15%	-	0.15%	-
Range of interest rates paid at year end	0.15%	-	0.15%	-
Maximum month-end balance during the year	$52,880	$-	$57,279	$-
Average balance during the year	$32,407	$-	$51,558	$-
Weighted average interest rate during the year	0.15%	-	0.15%	-

The collateral for securities sold under agreements to repurchase consists of U.S. Government and U.S. Government agency securities with a fair value of $32.0 million and $54.1 million, respectively, at December 31, 2013 and 2012.

A summary of long-term debt at the end of the reporting period follows:

	December 31
(Dollars in thousands)	2013	2012
Loans from the Federal Home Loan Bank	$12,403	$12,410

The loans from the FHLB are comprised of term loans payable at maturity and amortizing advances. These loans have fixed interest rates ranging from 3.70% to 5.60% (weighted average rate of 3.90%) and final maturities ranging from November 2014 to November 2039. All borrowings from the FHLB are collateralized by FHLB stock, mortgage-backed securities and first mortgage loans.

The scheduled amortization and maturities of the FHLB borrowings at December 31, 2013 are as follows:

(Dollars in thousands)
2014	$2,008
2015	10,008
2016	8
2017	9
2018	9
2019 and beyond	361
$12,403

The Corporation’s maximum borrowing capacity with the FHLB at December 31, 2013 was $77.2 million. The total amount available to borrow at year-end was approximately $64.8 million.

Note 11. Federal Income Taxes

The temporary differences which give rise to significant portions of deferred tax assets and liabilities are as follows:

(Dollars in thousands)	December 31
Deferred Tax Assets	2013	2012
Allowance for loan losses	$3,299	$3,529
Deferred compensation	1,015	1,102
Purchase accounting	50	63
Deferred loan fees and costs, net	160	160
Capital loss carryover	887	887
Other than temporary impairment of investments	538	512
Accumulated other comprehensive loss	2,420	2,087
AMT Credit	226	968
Other	1,062	703
	9,657	10,011
Valuation allowance	(1,250)	(1,232)
Total gross deferred tax assets	8,407	8,779

Deferred Tax Liabilities
Core deposit intangibles	184	307
Depreciation	184	179
Joint ventures and partnerships	53	62
Pension	2,425	2,615
Mortgage servicing rights	63	80
Customer list	53	75
Total gross deferred tax liabilities	2,962	3,318
Net deferred tax asset	$5,445	$5,461

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

The components of the provision for Federal income taxes attributable to income from operations were as follows:

	For the Years Ended December 31
(Dollars in thousands)	2013	2012	2011
Current tax expense	$947	$145	$502
Deferred tax expense (benefit)	348	367	(91)
Income tax provision	$1,295	$512	$411

For the years ended December 31, 2013, 2012, and 2011, the income tax provisions are different from the tax expense which would be computed by applying the Federal statutory rate to pretax operating earnings. A reconciliation between the tax provision at the statutory rate and the tax provision at the effective tax rate is as follows:

	For the Years Ended December 31
(Dollars in thousands)	2013	2012	2011
Tax provision at statutory rate	$2,559	$1,998	$2,373
Income on tax-exempt loans and securities	(1,212)	(1,251)	(1,167)
Nondeductible interest expense relating to carrying tax-exempt obligations	30	43	63
Dividends received exclusion	(15)	(17)	(20)
Income from bank owned life insurance	(185)	(217)	(226)
Valuation allowance	-	-	32
Life insurance proceeds	111	-	-
Other, net	7	(44)	(644)
Income tax provision	$1,295	$512	$411

Effective income tax rate	17.2%	8.7%	5.9%

During the second quarter of 2011, an internal review discovered that tax-exempt commercial loans booked in the fourth quarter of 2008, during 2009, 2010 and the first quarter of 2011 were not properly coded as tax-exempt in the Bank’s core processing system. This resulted in the income from these loans being recorded as taxable income and the benefit of the tax-exempt status was not reflected in the Corporation’s income tax calculation. After a thorough review of the affected loans to determine the unrecorded tax benefit, and consultation with the Corporation’s internal and external audit firms, the Corporation deemed the adjustment to be immaterial to the consolidated financial statements for the current and prior years and therefore, no prior period adjustment was required. The Corporation recorded the past income tax benefits during the second quarter of 2011. The adjustment to income tax expense made in the second quarter of 2011 was a credit of approximately $660 thousand attributable to the years 2008, 2009 and 2010 and approximately $95 thousand attributable to the first quarter of 2011. This adjustment is reflected in the 2011 income tax expense. The tax adjustment of $660 thousand is reflected in the other, net line item of the reconciliation of the tax provision shown above. Had the tax adjustment of $660 thousand been allocated proportionally to the years it was generated, the effective tax rate for 2011 would have been 15.3%.

At December 31, 2013, the Corporation had a capital loss carryover of $2.6 million. This loss carryover can only be offset with capital gains for federal income tax purposes. The tax benefit of this carryover is $887 thousand and the Corporation has recorded a valuation allowance of $887 thousand against the capital loss carryover.

The Corporation recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense for all periods presented. The Corporation is no longer subject to U.S. Federal examinations by tax authorities for the years before 2010.

Note 12. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss included in shareholders' equity are as follows:

	December 31
	2013	2012
(Dollars in thousands)
Net unrealized gains on securities	$(741)	$2,543
Tax effect	252	(865)
Net of tax amount	(489)	1,678

Net unrealized losses on derivatives	(561)	(1,103)
Tax effect	191	375
Net of tax amount	(370)	(728)

Accumulated pension adjustment	(5,814)	(7,576)
Tax effect	1,977	2,576
Net of tax amount	(3,837)	(5,000)

Total accumulated other comprehensive loss	$(4,696)	$(4,050)

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

During 2008, the Bank entered into two swap transactions with each swap having a notional amount of $10 million. One swap matured in 2013 and the second swap matures in 2015. According to the terms of each transaction, the Bank pays fixed-rate interest payments and receives floating-rate payments. The variable rate is indexed to the 91-day Treasury Bill auction (discount) rate and resets weekly. The swaps were entered into in order to hedge the Corporation’s exposure to changes in cash flows attributable to the effect of interest rate changes on variable-rate liabilities. At December 31, 2013, the fair value of the swaps was negative $561 thousand and was recognized in accumulated other comprehensive loss, net of tax. The fair value of assets pledged as collateral for the swaps was $2.2 million at December 31, 2013 and 2012.

Information regarding the interest rate swaps as of December 31, 2013 follows:

(Dollars in thousands)				Amount Expected to
be Expensed into
Notional	Maturity	Interest Rate		Earnings within the
Amount	Date	Fixed	Variable	next 12 Months

$10,000	5/30/2015	3.87%	0.07%	$380

Fair Value of Derivative Instruments in the Consolidated Balance Sheets were as follows as of December 31, 2013:

Fair Value of Derivative Instruments
(Dollars in thousands)		Balance Sheet
Date	Type	Location	Fair Value
December 31, 2013	Interest rate contracts	Other liabilities	$561
December 31, 2012	Interest rate contracts	Other liabilities	$1,103

The Effect of Derivative Instruments on the Statement of Income for the years ended December 31, 2013, 2012 and 2011 follows:

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships
(Dollars in thousands)						Amount of Gain
Date	Type	Amount of Gain or (Loss) Recognized in OCI net of tax on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)

December 31, 2013	Interest rate contracts	$358	Interest Expense	$(525)	Other income (expense)	$-
December 31, 2012	Interest rate contracts	$420	Interest Expense	$(736)	Other income (expense)	$-
December 31, 2011	Interest rate contracts	$8	Interest Expense	$(727)	Other income (expense)	$-

Note 14. Benefit Plans

The Bank has a 401(k) plan covering substantially all employees of F&M Trust who have completed one year and 1,000 hours of service. In 2013, employee contributions to the plan were matched at 100% up to 4% of each participant’s deferrals plus 50% of the next 2% of deferrals from participants’ eligible compensation. Under this plan, the maximum amount of employee contributions in any given year is defined by Internal Revenue Service regulations. In addition, a 100% discretionary profit sharing contribution of up to 2% of each employee’s eligible compensation is possible provided net income targets are achieved. The Personnel Committee of the Corporation’s Board of Directors approves the established net income targets annually. The related expense for the 401(k) plan, and the profit sharing plan as approved by the Board of Directors, was approximately $442 thousand in 2013, $425 thousand in 2012 and $394 thousand in 2011.

The Bank has a noncontributory pension plan covering substantially all employees of F&M Trust who meet certain age and service requirements. Benefits are based on years of service and the employee’s compensation using a career average formula for all employees. The pension plan was closed to new participants on April 1, 2007. The change to a career average formula in 2008 affected future pension benefits for some employees more than others, primarily long-term employees. In an attempt to minimize the affect of the change on these employees the Bank added the following benefits: (1) an additional annual contribution over 10 years to the 401(k) plan for pension participants that were deemed to have a significant expected shortfall as a result of the change to a career average formula; and (2) contributions to a non-qualified deferred compensation plan for current or potential highly-compensated employees that were deemed to have a significant expected shortfall as a result of the change to a career average formula. The annual contribution to the non-qualified plan ranges from 1% to 9% of the covered employee’s salary depending on such factors as the employee’s length of service and time to retirement. Any contribution made to the non-qualified plan is in lieu of the additional contribution made to the 401(k) plan identified as change number 1 above. The expense associated with the additional plans described above was $30 thousand in 2013 and $42 thousand in both 2012 and 2011. The Bank’s funding policy is to contribute annually the amount required to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974. Contributions are intended to provide not only for the benefits attributed to service to date but also for those expected to be earned in the future. However, due to the low rate environment in 2012, the funding status of the pension plan, and the Bank’s excess cash position earning a low return, the Bank made an additional contribution, above the required minimum contribution, of $6.0 million to the pension plan in December 2012. This action brought the plan to a fully funded status and will significantly reduce future pension expense. In 2012, the Bank changed the source of the discount rate used to calculate the benefit obligation, to the Citigroup Above Median Pension Discount Curve from the Citigroup Pension Discount Curve and Liability Index. The new curve represents bonds that are more like the pension plan assets in terms of duration and quality, and generally results in a higher discount rate.

The low interest rate environment has negatively affected pension plan returns and as a result, the Bank continues to incur a significant pension expense, $560 thousand in 2013, $1.1 million in 2012, and $705 thousand in 2011. The reduction in pension expense in 2013 is due primarily to the return from the larger asset base. The Bank expects the 2014 pension expense to be similar to the 2013 expense.

Pension plan asset classes include cash, fixed income securities and equities. The fixed income portion is comprised of Government Bonds, Corporate Bonds and Taxable Municipal Bonds; the equity portion is comprised of financial institution equities and individual corporate equities across a broad range of sectors. Investments are made on the basis of sound economic principles and in accordance with established guidelines. Target allocations of fund assets measured at fair value are as follows: fixed income, a range of 60%-90%, equities, a range of 10% to 30% and cash as needed. The allocation as of December 31, 2013 is shown in a table within this note. The Bank manages its pension portfolio in order to closely align the duration of the assets with the duration of the pension liability.

On a regular basis, the Pension and Benefits Committee (the “Committee”) monitors the allocation to each asset class. Due to changes in market conditions, the asset allocation may vary from time to time. The Committee is responsible to direct the rebalancing of Plan assets when allocations are not within the established guidelines and to ensure that such action is implemented. The Bank attempts to allocate the pension assets in a manner that the cash flow from the assets is similar to the cash flow of the liabilities. This has and will continue to result in a smaller allocation of equity investments and a higher allocation of longer duration bonds. By closely matching the asset and liability cash flow, large fluctuations in projected benefit obligations should be reduced.

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

The following table sets forth the plan’s funded status, based on the December 31, 2013, 2012 and 2011 actuarial valuations.

	For the Years Ended December 31
(Dollars in thousands)	2013	2012	2011

Change in projected benefit obligation

Benefit obligation at beginning of measurement year	$18,648	$17,138	$14,252
Service cost	456	460	358
Interest cost	715	716	729
Actuarial loss	(1,798)	1,093	2,570
Benefits paid	(740)	(759)	(771)
Benefit obligation at end of measurement year	17,281	18,648	17,138

Change in plan assets

Fair value of plan assets at beginning of measurement year	18,764	11,658	9,056
Actual return on plan assets net of expenses	576	1,082	1,261
Employer contribution	-	6,783	2,112
Benefits paid	(740)	(759)	(771)
Fair value of plan assets at end of measurement year	18,600	18,764	11,658

Funded status of projected benefit obligation	$1,319	$116	$(5,480)

Amounts recognized in accumulated other comprehensive	For the Years Ended December 31
income (loss), net of tax	2013	2012	2011

Net actuarial loss	$(6,159)	$(8,047)	$(8,059)
Prior service cost obligation	345	471	597
	(5,814)	(7,576)	(7,462)
Tax effect	1,977	2,576	2,537
Net amount recognized in accumulated other comprehensive loss	$(3,837)	$(5,000)	$(4,925)

	For the Years Ended December 31
Components of net periodic pension cost	2013	2012	2011

Service cost	$456	$460	$358
Interest cost	715	716	729
Expected return on plan assets	(1,247)	(788)	(757)
Amortization of prior service cost	(125)	(125)	(126)
Recognized net actuarial loss	761	810	501
Net periodic pension cost	$560	$1,073	$705

	For the Years Ended December 31
	2013	2012	2011
Assumptions used to determine benefit obligations:
Discount rate	4.76%	3.89%	4.18%
Rate of compensation increase	4.00%	4.00%	4.00%

Assumptions used to determine net periodic benefit cost:
Discount rate	3.89%	4.18%	5.28%
Expected long-term return on plan assets	7.00%	7.00%	7.50%
Rate of compensation increase	4.00%	4.00%	4.50%

Asset allocations:
Cash and cash equivalents	10%	35%	3%
Common stocks	33%	22%	25%
Corporate bonds	6%	3%	7%
Municipal bonds	43%	38%	62%
Investment fund - debt	7%	-	-
Insurance contracts	1%	2%	3%
Total	100%	100%	100%

Shares of the Corporation's common stock held in the plan
Value of shares (in thousands)	$49	$40	$36
Percent of total plan assets	0.3%	0.2%	0.3%

	For the Years Ended December 31
Reconciliation of Funded Status	2013	2012	2011
Funded Status	$1,319	$116	$(5,480)
Unrecognized net actuarial loss	6,159	8,047	8,059
Unrecognized prior service cost	(345)	(471)	(597)
Net Asset recognized	$7,133	$7,692	$1,982

Accumulated Benefit Obligation	$16,596	$17,859	$16,532

The following table sets forth by level, within the fair value hierarchy, the Plan's investments at fair value as of December 31, 2013 and 2012. For more information on the levels within the fair value hierarchy, please refer to Note 20.

(Dollars in Thousands)	December 31, 2013
Asset Description	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,753	$1,753	$-	$-
Common stocks	6,210	6,210	-	-
Corporate bonds	1,162	-	1,162	-
Municipal bonds	8,041	-	8,041	-
Investment fund - debt	1,312	-	1,312	-
Cash value of life insurance	91	-	-	91
Deposit in immediate participation guarantee contract	31	-	-	31
Total assets	$18,600	$7,963	$10,515	$122

(Dollars in Thousands)	December 31, 2012
Asset Description	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$6,506	$6,506	$-	$-
Common stocks	4,128	4,128	-	-
Corporate bonds	603	-	603	-
Municipal bonds	7,213	-	7,213	-
Cash value of life insurance	87	-	-	87
Deposit in immediate participation guarantee contract	227	-	-	227
Total assets	$18,764	$10,634	$7,816	$314

The following table sets forth a summary of the changes in the fair value of the Plan's level 3 investments for the years ended December 31, 2013 and 2012:

		Deposits in
		Immediate
	Cash Value	Participation
	of Life	Guarantee
	Insurance	Contract
Balance - January 1, 2013	$87	$227
Unrealized gain (loss) relating to investments held at the reporting date	4	10
Purchases, sales, issuances and settlement, net	-	(206)
Balance - December 31, 2013	$91	$31

Balance - January 1, 2012	$83	$240
Unrealized gain (loss) relating to investments held at the reporting date	4	3
Purchases, sales, issuances and settlement, net	-	(16)
Balance - December 31, 2012	$87	$227

Contributions

The Bank does not expect to make a pension contribution in 2014.

Estimated future benefit payments at December 31, 2013 (in thousands)

2014	$915
2015	896
2016	974
2017	968
2018	959
2019-2022	5,010
$9,722

Note 15. Stock Purchase Plans

In 2004, the Corporation adopted the Employee Stock Purchase Plan of 2004 (ESPP), replacing the ESPP of 1994 that expired in 2004. Under the ESPP of 2004, options for 250,000 shares of stock can be issued to eligible employees. The number of shares that can be purchased by each participant is defined by the plan and the Board of Directors sets the option price. However, the option price cannot be less than 90% of the fair market value of a share of the Corporation’s common stock on the date the option is granted. The Board of Directors also determines the expiration date of the options; however, no option may have a term that exceeds 1 year from the grant date. ESPP options are exercisable immediately upon grant. Any shares related to unexercised options are available for future grant. As of December 31, 2013, there are 202,132 shares available for future grants. The Board of Directors may amend, suspend or terminate the ESPP at any time. The grant price of the 2013 ESPP options was set at 95% of the stock’s fair value at the time of the award. There was no compensation expense recognized in 2013, 2012 or 2011 for the ESPP.

In 2002, the Corporation adopted the Incentive Stock Option Plan of 2002 (ISOP). The plan had a 10 year life with regard to awarding options and expired in 2012. However, awards granted prior to expiration of the plan will continue to be exercisable in accordance with the plan. In 2013, the Corporation approved the Incentive Stock Option Plan of 2013. Under the 2013 ISOP, options for 354,877 shares of stock where authorized to be issued to selected Officers, as defined in the plan. The number of options available to be awarded to each eligible Officer is determined by the Board of Directors, but is limited with respect to the aggregate fair value of the options as defined in the plan. The exercise price of the option may be no less than 100% of the fair value of a share of the Corporation’s common stock on the date the option is granted. The options have a life of 10 years and may be exercised only after the optionee has completed 6 months of continuous employment with the Corporation or its Subsidiary immediately following the grant date, or upon a change of control as defined in the plan. If awards are granted, the Corporation uses the “simplified” method for estimating the expected term of the ISO award. The risk-free interest rate is the U.S. Treasury rate commensurate with the expected average life of the option at the date of grant. There were no shares issued in 2013 under the 2013 ISOP. At December 31, 2013 there were 354,877 shares available for issue under the 2013 ISOP.

The ESPP and ISOP options outstanding at December 31, 2013 are all exercisable. The ESPP options expire on July 2, 2014 and the ISOP options expire 10 years from the grant date. The following table summarizes the stock option activity:

(Dollars in thousands except share and per share data)
	ESPP	Weighted Average	Aggregate
	Options	Price Per Share	Intrinsic Value
Balance Outstanding at December 31, 2010	24,181	16.81
Granted	26,792	16.75
Exercised	(1,776)	16.80
Expired	(23,502)	16.81
Balance Outstanding at December 31, 2011	25,695	16.75
Granted	38,904	12.64
Exercised	(140)	12.64
Expired	(26,832)	16.58
Balance Outstanding at December 31, 2012	37,627	$12.64
Granted	34,417	15.24
Exercised	(4,007)	12.84
Expired	(35,758)	12.77
Balance Outstanding at December 31, 2013	32,279	$15.24	$60

	ISOP	Weighted Average
	Options	Price Per Share
Balance Outstanding at December 31, 2010	82,874	23.42
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance Outstanding at December 31, 2011	82,874	23.42
Granted	-	-
Exercised	-	-
Forfeited	(20,550)	21.89
Balance Outstanding at December 31, 2012	62,324	$23.93
Granted	-	-
Exercised	-	-
Forfeited	(6,499)	21.51
Balance Outstanding at December 31, 2013	55,825	$24.21	-

The following table provides information about the options outstanding at December 31, 2013:

	Options			Weighted
	Outstanding	Exercise Price or	Weighted Average	Average Remaining
Stock Option Plan	and Exercisable	Price Range	Exercise Price	Life (years)
Employee Stock Purchase Plan	32,279	$15.24	$15.24	0.5

Incentive Stock Option Plan	10,200	$16.11	$16.11	5.2
Incentive Stock Option Plan	14,925	$23.77	23.77	4.1
Incentive Stock Option Plan	30,700	$24.92 - $27.68	27.11	1.5
ISOP Total/Average	55,825		$24.21	2.9

Note 16. Deferred Compensation Agreement

The Corporation has entered into deferred compensation agreements with four directors that provides for the payment of benefits over a ten-year period, beginning at age 65. At inception, the present value of the obligations under these deferred compensation agreements amounted to approximately $600 thousand, which is being accrued over the estimated remaining service period of these officers and directors. Expense associated with the agreements was $18 thousand for 2013 and $20 thousand for 2012 and 2011. Payments for the directors deferred compensation plan are scheduled through 2022.

The Corporation has two deferred compensation agreements it recorded as part of its acquisition of Fulton Bancshares Corporation in 2006. In the fourth quarter of 2013, the Bank recorded a nonrecurring expense of $667 thousand for one of the deferred compensation plans assumed by the Bank. At the time of the acquisition, information provided by the FDIC to the Bank indicated that this payout was a non-permissible payment and therefore not accrued in prior years. The FDIC decision was challenged by the beneficiary of the payment, and more than 7 years later, the FDIC reversed its decision thereby permitting the payment and resulted in an expense to the Bank. No future expense will be recognized for these plans. Payments for the deferred compensation agreements are scheduled through 2021.

Note 17. Shareholders’ Equity

The Board of Directors regularly authorizes the repurchase of the Corporation’s $1.00 par value common stock. The repurchased shares will be held as Treasury shares available for issuance in connection with future stock dividends and stock splits, employee benefit plans, executive compensation plans, the Dividend Reinvestment Plan and other appropriate corporate purposes. The term of the repurchase plans is normally 1 year. The Corporation held 392,027 and 396,034 shares at cost at December 31, 2013 and 2012, respectively.

The Corporation’s dividend reinvestment plan (DRIP) allows for shareholders to purchase additional shares of the Corporation’s common stock by reinvesting cash dividends paid on their shares or through optional cash payments. The Corporation has authorized one million (1,000,000) shares of its currently authorized common stock to be issued under the amended plan. During 2013, 57,320 shares of common stock were purchased through the dividend reinvestment plan at a value of $926 thousand and 738,204 shares remain to be issued.

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

Unless noted otherwise, the Bank does not require collateral or other security to support financial instruments with credit risk. The Bank had the following outstanding commitments as of December 31:

(Dollars in thousands)	2013	2012
Financial instruments whose contract amounts represent credit risk
Commercial commitments to extend credit	$175,702	$182,060
Consumer commitments to extend credit (secured)	38,097	36,303
Consumer commitments to extend credit (unsecured)	5,555	5,275
	$219,354	$223,638
Standby letters of credit	$20,151	$28,157

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

Standby letters of credit are instruments issued by the Bank, which guarantee the beneficiary payment by the Bank in the event of default by the Bank’s customer in the nonperformance of an obligation or service. Most standby letters of credit are extended for one-year periods. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral supporting those commitments for which collateral is deemed necessary primarily in the form of certificates of deposit and liens on real estate. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of December 31, 2013 and 2012 for guarantees under standby letters of credit issued is not material.

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

The fair value of the Corporation's financial instruments are as follows:

	December 31, 2013
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3

Financial assets:
Cash and cash equivalents	$40,745	$40,745	$40,745	$-	$-
Investment securities available for sale	159,674	159,674	1,970	157,704	-
Restricted stock	1,906	1,906	-	1,906	-
Loans held for sale	349	349	-	349	-
Net loans	713,711	722,119	-	-	722,119
Accrued interest receivable	3,087	3,087	-	3,087	-
Mortgage servicing rights	184	184	-	-	184

Financial liabilities:
Deposits	$845,724	$846,289	$-	$846,289	$-
Securities sold under agreements to repurchase	23,834	23,834	-	23,834	-
Long-term debt	12,403	12,999	-	12,999	-
Accrued interest payable	229	229	-	229	-
Interest rate swaps	561	561	-	561	-

	December 31, 2012
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3

Financial assets:
Cash and cash equivalents	$77,834	$77,834	$77,834	$-	$-
Investment securities available for sale	133,328	133,328	1,941	131,387	-
Restricted stock	3,571	3,571	-	3,571	-
Loans held for sale	67	67	-	67	-
Net loans	743,200	759,490	-	-	759,490
Accrued interest receivable	3,178	3,178	-	3,178	-
Mortgage servicing rights	235	235	-	-	235

Financial liabilities:
Deposits	$874,440	$876,240	$-	$876,240	$-
Securities sold under agreements to repurchase	42,209	42,209	-	42,209	-
Long-term debt	12,410	13,718	-	13,718	-
Accrued interest payable	348	348	-	348	-
Interest rate swaps	1,103	1,103	-	1,103	-

Recurring Fair Value Measurements

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2013 and 2012 are as follows:

(Dollars in Thousands)	Fair Value at December 31, 2013
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities	$1,970	$-	$-	$1,970
U.S. Government agency securities	-	11,751	-	11,751
Municipal securities	-	56,857	-	56,857
Corporate debt securities	-	1,001	-	1,001
Trust Preferred Securities	-	5,051	-	5,051
Agency mortgage-backed securities	-	81,027	-	81,027
Private-label mortgage-backed securities	-	1,969	-	1,969
Asset-backed securities	-	48	-	48
Total assets	$1,970	$157,704	$-	$159,674

Liability Description
Interest rate swaps	$-	$561	$-	$561
Total liabilities	$-	$561	$-	$561

(Dollars in Thousands)	Fair Value at December 31, 2012
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities	$1,941	$-	$-	$1,941
U.S. Government agency securities	-	12,809	-	12,809
Municipal securities	-	61,216	-	61,216
Corporate debt securities	-	994	-	994
Trust Preferred Securities	-	4,830	-	4,830
Agency mortgage-backed securities	-	49,066	-	49,066
Private-label mortgage-backed securities	-	2,426	-	2,426
Asset-backed securities	-	46	-	46
Total assets	$1,941	$131,387	$-	$133,328

Liability Description
Interest rate swaps	$-	$1,103	$-	$1,103
Total liabilities	$-	$1,103	$-	$1,103

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

Nonrecurring Fair Value Measurements

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2013 and 2012 are as follows:

(Dollars in Thousands)
	Fair Value at December 31, 2013
Asset Description	Level 1	Level 2	Level 3	Total
Impaired loans (1)	$-	$-	$8,588	$8,588
Other real estate owned (1)	-	-	498	498
Mortgage servicing rights	-	-	184	184
Total assets	$-	$-	$9,270	$9,270

(Dollars in Thousands)	Fair Value at December 31, 2012
Asset Description	Level 1	Level 2	Level 3	Total
Impaired loans (1)	$-	$-	$9,235	$9,235
Other real estate owned (1)	-	-	4,352	4,352
Mortgage servicing rights	-	-	235	235
Total assets	$-	$-	$13,822	$13,822

(1)	Includes assets directly charged-down to fair value during the year-to-date period.

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

The Corporation did not record any liabilities at fair value for which measurement of the fair value was made on a nonrecurring basis at December 31, 2013. For financial assets and liabilities measured at fair value on a recurring basis, there were no transfers of financial assets or liabilities between Level 1 and Level 2 during the period ending December 31, 2013.

The following table presents additional quantitative information about Level 3 assets measured at fair value on a nonrecurring basis:

(Dollars in Thousands)	Quantitative Information about Level 3 Fair Value Measurements
				Range
December 31, 2013	Fair Value	Valuation Technique	Unobservable Input	(Weighted Average)
Impaired loans (1)	$8,588	Appraisal	Appraisal Adjustments (2)	0% - 60% (5%)
			Cost to sell	5% - 13.5% (7%)
Other real estate owned (1)	498	Appraisal	Appraisal Adjustments (2)
			Cost to sell	8% (8%)
Mortgage servicing rights	184	Discounted Cash Flow (3)

				Range
December 31, 2012	Fair Value	Valuation Technique	Unobservable Input	(Weighted Average)
Impaired loans (1)	$9,235	Appraisal	Appraisal Adjustments (2)	0% - 100% (11%)
			Cost to sell	5% - 25% (7%)
Other real estate owned (1)	5,127	Appraisal	Appraisal Adjustments (2)
			Cost to sell	8% (8%)
Mortgage servicing rights	235	Discounted Cash Flow (3)

(1) Includes assets directly charged-down to fair value during the year-to-date period.

(2) Qualitative adjustments are discounts specific to each asset and are made as needed.

(3) Valuation and inputs are determined by a third-party pricing service without adjustment.

Note 20. Parent Company (Franklin Financial Services Corporation) Financial Information

Balance Sheets	December 31
(Dollars in thousands)	2013	2012
Assets:
Cash and cash equivalents	$601	$375
Investment securities, available for sale	914	692
Equity investment in subsidiaries	91,746	88,501
Other assets	2,235	2,066
Total assets	$95,496	$91,634

Liabilities:
Other liabilities	$108	$-
Total liabilities	108	-
Shareholders' equity	95,388	91,634
Total liabilities and shareholders' equity	$95,496	$91,634

Statements of Income	Years Ended December 31
(Dollars in thousands)	2013	2012	2011
Income:
Dividends from Bank subsidiary	$2,529	$2,680	$3,231
Interest and dividend income	31	29	28
Net OTTI losses recognized in earnings	(50)	-	(4)
Securities gains (losses), net	30	(1)	(37)
	2,540	2,708	3,218
Expenses:
Operating expenses	752	734	728
Income before income taxes and equity in undistributed income of subsidiaries	1,788	1,974	2,490
Income tax benefit	259	249	236
Equity in undistributed income of subsidiaries	4,185	3,142	3,843
Net income	$6,232	$5,365	$6,569

Statements of Comprehensive Income

	Years ended December 31
(Dollars in thousands)	2013	2012	2011
Net Income	$6,232	$5,365	$6,569
Securities:
Unrealized gains (losses) arising during the period	425	73	(164)
Reclassification adjustment for net losses (gains) included in net income	20	1	41
Net unrealized gains (losses)	445	74	(123)
Tax effect	(151)	(25)	42
Net of tax amount	294	49	(81)
Total other comprehensive income (loss)	294	49	(81)
Total Comprehensive Income	$6,526	$5,414	$6,488

Statements of Cash Flows	Years Ended December 31
(Dollars in thousands)	2013	2012	2011
Cash flows from operating activities
Net income	$6,232	$5,365	$6,569
Adjustments to reconcile net income to net cash provided
by operating activities:
Equity in undistributed income of subsidiary	(4,185)	(3,142)	(3,843)
Securities losses (gains)	(30)	1	37
OTTI writedown on equity securities	50	-	4
Increase in other assets	(211)	(256)	(245)
Decrease in other liabilities	-	(12)	(238)
Other, net	(110)	(6)	103
Net cash provided by operating activities	1,746	1,950	2,387

Cash flows from investing activities
Proceeds from sales of investment securities	312	-	81
Net cash provided by investing activities	312	-	81

Cash flows from financing activities
Dividends paid	(2,810)	(3,170)	(4,273)
Treausry stock issued under stock option plans	52	2	30
Common stock issued under dividend reinvestment plan	926	1,174	1,706
Net cash used in financing activities	(1,832)	(1,994)	(2,537)
Increase (decrease) in cash and cash equivalents	226	(44)	(69)
Cash and cash equivalents as of January 1	375	419	488
Cash and cash equivalents as of December 31	$601	$375	$419

Note 21. Quarterly Results of Operations (unaudited)

The following is a summary of the quarterly results of consolidated operations of Franklin Financial for the years ended December 31, 2013 and 2012:

(Dollars in thousands, except per share)	Three months ended

2013	March 31	June 30	September 30	December 31

Interest income	$9,102	$8,876	$8,941	$9,123
Interest expense	1,242	1,296	945	896
Net interest income	7,860	7,580	7,996	8,227
Provision for loan losses	803	803	350	965
Other noninterest income	2,384	2,422	2,529	2,584
Securities gains (losses)	-	(21)	(25)	4
Noninterest expense	7,582	7,625	7,382	8,503
Income before income taxes	1,859	1,553	2,768	1,347
Federal income tax expense (benefit)	308	198	583	206
Net Income	$1,551	$1,355	$2,185	$1,141
Basic earnings per share	$0.38	$0.33	$0.53	$0.27
Diluted earnings per share	$0.38	$0.33	$0.53	$0.27
Dividends declared per share	$0.17	$0.17	$0.17	$0.17

(Dollars in thousands, except per share)	Three months ended

2012	March 31	June 30	September 30	December 31

Interest income	$9,951	$10,002	$9,728	$9,463
Interest expense	1,967	1,811	1,692	1,422
Net interest income	7,984	8,191	8,036	8,041
Provision for loan losses	1,950	825	825	1,625
Other noninterest income	2,563	2,472	2,236	2,236
Securities (losses) gains	-	21	(27)	(50)
Noninterest expense	7,010	7,597	7,355	8,640
Income before income taxes	1,587	2,262	2,065	(38)
Federal income tax expense (benefit)	218	356	318	(382)
Net Income	$1,369	$1,906	$1,747	$344
Basic earnings per share	$0.34	$0.47	$0.43	$0.08
Diluted earnings per share	$0.34	$0.47	$0.43	$0.08
Dividends declared per share	$0.27	$0.17	$0.17	$0.17

Due to rounding, the sum of the quarters may not equal the amount reported for the year.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2013, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Management Report on Internal Control Over Financial Reporting

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (1992). Based on this assessment, management concluded that, as of December 31, 2013, the Corporation’s internal control over financial reporting is effective based on those criteria.

There were no changes during the fourth quarter of 2013 in the Corporation’s internal control over financial reporting which materially affected, or which are reasonably likely to affect, the Corporation’s internal control over financial reporting.

The Corporation’s independent registered public accounting firm has audited the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2013. Their report is included herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Franklin Financial Services Corporation

Chambersburg, Pennsylvania

We have audited Franklin Financial Services Corporation and its subsidiaries’ (the “Corporation”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Franklin Financial Services Corporation and its subsidiaries as of December 31, 2013 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended, and our report dated March 10, 2014 expressed an unqualified opinion.

/s/ BDO USA, LLP
Harrisburg, Pennsylvania
March 10, 2014

Item 9B. Other Information

None

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item relating to the directors and executive officers of the Corporation is incorporated herein by reference to the information set forth under the heading “INFORMATION CONCERNING THE ELECTION OF DIRECTORS - Information about Nominees, Continuing Directors and Executive Officers” and under the heading “ADDITIONAL INFORMATION – Key Employees” appearing in the Corporation's proxy statement dated March 17, 2014.

The information required by this item relating to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information set forth under the heading “ADDITIONAL INFORMATION - Compliance with Section 16(a) of the Exchange Act” appearing in the Corporation's proxy statement dated March 17, 2014.

The information required by this item relating to the Corporation's code of ethics is incorporated herein by reference to the information set forth under the heading “INFORMATION CONCERNING CORPORATE GOVERNANCE POLICIES, PRACTICES AND PROCEDURES” appearing in the Corporation's proxy statement dated March 17, 2014. The Corporation will file on Form 8-K any amendments to, or waivers from, the code of ethics applicable to any of its directors or executive officers.

The information required by this item relating to material changes to the procedures by which the Corporation's shareholders may recommend nominees to the Board of Directors is incorporated herein by reference to the information set forth under the heading “INFORMATION CONCERNING THE ELECTION OF DIRECTORS - Nominations for Election of Directors” appearing in the Corporation's proxy statement dated March 17, 2014.

The information required by this item relating to the Corporation's audit committee and relating to an audit committee financial expert is incorporated herein by reference to the information set forth under the heading “BOARD STRUCTURE AND COMMITTEES - Audit Committee” appearing, in the Corporation's proxy statement dated March 17, 2014.

Item 11. Executive Compensation

The information required by this item relating to executive compensation is incorporated herein by reference to the information set forth under the heading “EXECUTIVE COMPENSATION” appearing in the Corporation's proxy statement dated March 17, 2014; provided, however, that the information set forth under the subheading “Compensation Committee Report” is intended to be furnished and not filed.

The information required by this item relating to the compensation committee interlocks and insider participation is incorporated herein by reference to the information set forth under the heading “BOARD STRUCTURE AND COMMITTEES - Compensation Committee Interlocks and Insider Participation” appearing in the Corporation's proxy statement dated March 17, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item relating to securities authorized for issuance under executive compensation plans is incorporated herein by reference to the information set forth under the heading “EXECUTIVE COMPENSATION – Compensation Tables and Additional Compensation Disclosure” appearing in the Corporation's proxy statement dated March 17, 2014.

The information required by this item relating to security ownership of certain beneficial owners is incorporated herein by reference to the information set forth under the heading “GENERAL INFORMATION - Voting of Shares and Principal Holders Thereof'” appearing in the Corporation's proxy statement dated March 17, 2014.

The information required by this item relating to security ownership of management is incorporated herein by reference to the information set forth under the heading “INFORMATION CONCERNING THE ELECTION OF DIRECTORS - Information about Nominees, Continuing Directors and Executive Officers” appearing in the Corporation's proxy statement dated March 17, 2014.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item relating to transactions with related persons is incorporated herein by reference to the information set forth under the heading “ADDITIONAL INFORMATION - Transactions with Related Persons” appearing in the Corporation's proxy statement dated March 17, 2014.

The information required by this item relating to director independence is incorporated herein by reference to the information set forth under the heading “INFORMATION CONCERNING THE ELECTION OF DIRECTORS -Director Independence “ and under the heading “ADDITIONAL INFORMATION - Transactions with Related Persons” appearing in the Corporation's proxy statement dated March 17, 2014.

Item 14. Principal Accountant Fees and Services

The information required by this item relating to principal accountant fees and services is incorporated herein by reference to the information set forth under the heading “RELATIONSHIP WITH INDEPENDENT PUBLIC ACCOUNTANTS” appearing in the Corporation's proxy statement dated March 17, 2014.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	The following Consolidated Financial Statements of the Corporation:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets – December 31, 2013 and 2012,

Consolidated Statements of Income – Years ended December 31, 2013, 2012 and 2011,

Consolidated Statements of Comprehensive Income – Years ended December 31, 2013, 2012 and 2011,

Consolidated Statements of Changes in Shareholders’ Equity – Years ended December 31, 2013, 2012 and 2011,

Consolidated Statements of Cash Flows - Years ended December 31, 2013, 2012 and 2011,

Notes to Consolidated Financial Statements.

(2)	All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and have therefore been omitted.

(3)	The following exhibits are part of this report:

3.1	Articles of Incorporation of the Corporation

3.2	Bylaws of the Corporation

4.	Instruments defining the rights of security holders, including indentures, are contained in the Articles of Incorporation (Exhibit 3.1) and the Bylaws (Exhibit 3.2)

10.1	Deferred Compensation Agreements with Bank Directors*

10.2	Directors’ Deferred Compensation Plan*

10.3	Incentive Stock Option Plan of 2002*

10.4	Management Group Pay for Performance Plan*

10.5	Directors Pay for Performance Plan*

10.6	Incentive Stock Option Plan of 2013*

14.	Code of Ethics posted on the Corporation’s website

21	Subsidiaries of the Corporation

23.1	Consent of BDO USA, LLP

23.2	Consent of ParenteBeard LLC

31.1	Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer)

31.2	Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer)

32.1	Section 1350 Certification (Chief Executive Officer)

32.2	Section 1350 Certification (Chief Financial Officer)

101	Interactive Data File (XBRL)

* Compensatory plan or arrangement.

(b)	The exhibits required to be filed as part of this report are submitted as a separate section of this report.

(c)	Financial Statement Schedules: None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRANKLIN FINANCIAL SERVICES CORPORATION

By:	/s/ William E. Snell, Jr.
William E. Snell, Jr.
President and Chief Executive Officer

Dated: March 10, 2014

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ G. Warren Elliott	Chairman of the Board and Director	March 10, 2014
G. Warren Elliott

/s/ William E. Snell, Jr.	President and Chief Executive Officer and Director	March 10, 2014
William E. Snell, Jr.	(Principal Executive Officer)

/s/ Mark R. Hollar	Treasurer and Chief Financial Officer (Principal	March 10, 2014
Mark R. Hollar	Financial and Accounting Officer)

/s/ Charles S. Bender II	Director	March 10, 2014
Charles S. Bender II

/s/ Martin R. Brown	Director	March 10, 2014
Martin R. Brown

/s/ Daniel J. Fisher	Director	March 10, 2014
Daniel J. Fisher

/s/ Donald A. Fry	Director	March 10, 2014
Donald A. Fry

/s/ Allan E. Jennings, Jr.	Director	March 10, 2014
Allan E. Jennings, Jr.

/s/ Richard E. Jordan, III	Director	March 10, 2014
Richard E. Jordan, III

/s/ Stanley J. Kerlin	Director	March 10, 2014
Stanley J. Kerlin

/s/ Donald H. Mowery	Director	March 10, 2014
Donald H. Mowery

/s/ Stephen E. Patterson	Director	March 10, 2014
Stephen E. Patterson

/s/ Martha B. Walker	Director	March 10, 2014
Martha B. Walker

Exhibit Index for the Year

Ended December 31, 2013

Item	Description

3.1	Articles of Incorporation of the Corporation. (Filed as Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.)

3.2	Bylaws of the Corporation. (Filed as Exhibit 99 to Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.)

4.	Instruments defining the rights of securities holders, including indentures, are contained in the Articles of Incorporation (Exhibit 3.1) and Bylaws (Exhibit 3.2)

10.1	Deferred Compensation Agreements with Bank Directors. (Filed as Exhibit 10.1 to Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.)*

10.2	Director’s Deferred Compensation Plan. (Filed as Exhibit 10.2 to Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.)*

10.3	Incentive Stock Option Plan of 2002 (Filed as Exhibit 99.1 to Registration Statement No. 333-90348 on Form S-8 and incorporated herein by reference.)*

10.4	Management Group Pay for Performance Program (Filed as Exhibit 10.4 to Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.)*

10.5	Directors Pay for Performance Program (Filed as Exhibit 10.5 to Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.)*

10.6	Incentive Stock Option Plan of 2013 (Filed as Exhibit 10.1 to Registration Statement No. 333-193655 on Form S-8 filed January 30, 2014 and incorporated herein by reference)*

14.	Code of Ethics posted on the Corporation’s website

21.	Subsidiaries of Corporation - filed herewith

23.1	Consent of BDO USA, LLP – filed herewith

23.2	Consent of ParenteBeard LLC – filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer) – filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer) – filed herewith

32.1	Section 1350 Certification (Chief Executive Officer) – filed herewith

32.2	Section 1350 Certification (Chief Financial Officer) – filed herewith

101	Interactive Data File (XBRL)

* Compensatory plan or arrangement.

