Form 10-Q
period 2014-03-31
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2014-05-09
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

[  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________ to___________

Commission file number 0-12126

FRANKLIN FINANCIAL SERVICES CORPORATION

(Exact name of registrant as specified in its charter)

PENNSYLVANIA	25-1440803
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20 South Main Street, Chambersburg	PA17201-0819
(Address of principal executive offices)	(Zip Code)

(717) 264-6116

(Registrant's telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]  No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.   See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]       Accelerated filer  [  ]         Non-accelerated filer [  ]          Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes[   ]  No [X]

There were 4,180,073 outstanding shares of the Registrant’s common stock as of April 30, 2014.

Part I FINANCIAL INFORMATION

Item 1 Financial Statements

Consolidated Balance Sheets

	(unaudited)
(Dollars in thousands, except share and per share data)	March 31	December 31
	2014	2013
Assets
Cash and due from banks	$16,806	$13,542
Interest-bearing deposits in other banks	62,575	27,203
Total cash and cash equivalents	79,381	40,745
Investment securities available for sale, at fair value	161,626	159,674
Restricted stock	1,906	1,906
Loans held for sale	156	349
Loans	726,058	723,413
Allowance for loan losses	(9,745)	(9,702)
Net Loans	716,313	713,711
Premises and equipment, net	16,006	16,145
Bank owned life insurance	21,673	21,530
Goodwill	9,016	9,016
Other intangible assets	594	698
Other real estate owned	4,307	4,708
Deferred tax asset, net	5,065	5,445
Other assets	10,408	10,660
Total assets	$1,026,451	$984,587

Liabilities
Deposits
Noninterest-bearing checking	$128,670	$121,565
Money management, savings and interest checking	653,902	610,245
Time	110,313	113,914
Total Deposits	892,885	845,724
Securities sold under agreements to repurchase	15,905	23,834
Long-term debt	12,401	12,403
Other liabilities	7,587	7,238
Total liabilities	928,778	889,199

Shareholders' equity
Common stock, $1 par value per share,15,000,000 shares authorized with
4,570,495 shares issued and 4,178,691 shares outstanding at March 31, 2014 and
4,560,700 shares issued and 4,168,673 shares outstanding at December 31, 2013	4,571	4,561
Capital stock without par value, 5,000,000 shares authorized with no
shares issued and outstanding	-	-
Additional paid-in capital	36,796	36,636
Retained earnings	67,014	65,897
Accumulated other comprehensive loss	(3,702)	(4,696)
Treasury stock, 391,804 at March 31, 2014 and 392,027 shares at
December 31, 2013, at cost	(7,006)	(7,010)
Total shareholders' equity	97,673	95,388
Total liabilities and shareholders' equity	$1,026,451	$984,587

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Income

	For the Three Months Ended
(Dollars in thousands, except per share data) (unaudited)	March 31
	2014	2013
Interest income
Loans, including fees	$7,511	$8,297
Interest and dividends on investments:
Taxable interest	641	353
Tax exempt interest	358	376
Dividend income	25	18
Deposits and obligations of other banks	39	58
Total interest income	8,574	9,102

Interest expense
Deposits	702	1,103
Securities sold under agreements to repurchase	7	18
Long-term debt	121	121
Total interest expense	830	1,242
Net interest income	7,744	7,860
Provision for loan losses	198	803
Net interest income after provision for loan losses	7,546	7,057

Noninterest income
Investment and trust services fees	1,091	1,019
Loan service charges	167	250
Mortgage banking activities	12	(22)
Deposit service charges and fees	464	436
Other service charges and fees	267	221
Debit card income	306	285
Increase in cash surrender value of life insurance	143	152
Other real estate owned losses, net	(122)	-
Other	52	43
Total noninterest income	2,380	2,384

Noninterest expense
Salaries and employee benefits	4,251	4,214
Net occupancy expense	675	568
Furniture and equipment expense	254	247
Advertising	316	335
Legal and professional fees	265	279
Data processing	391	394
Pennsylvania bank shares tax	173	205
Intangible amortization	104	106
FDIC insurance	232	245
ATM/debit card processing	179	181
Other	848	808
Total noninterest expense	7,688	7,582
Income before federal income tax expense	2,238	1,859
Federal income tax expense	412	308
Net income	$1,826	$1,551

Per share
Basic earnings per share	$0.44	$0.38
Diluted earnings per share	$0.44	$0.38
Cash dividends declared	$0.17	$0.17

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Comprehensive Income

	For the Three Months Ended
	March 31
(Dollars in thousands) (unaudited)	2014	2013
Net Income	$1,826	$1,551

Securities:
Unrealized gains arising during the period	1,420	177
Tax effect	(483)	(60)
Net of tax amount	937	117

Derivatives:
Unrealized gains arising during the period	(8)	2
Reclassification adjustment for losses included in net income (1)	95	180
Net unrealized gains	87	182
Tax effect	(30)	(62)
Net of tax amount	57	120

Total other comprehensive income	994	237

Total Comprehensive Income	$2,820	$1,788

Reclassification adjustment / Statement line item	Tax expense (benefit)
(1) Derivatives / interest expense on deposits	$(32)	$(61)

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Changes in Shareholders' Equity

For the three months March 31, 2014 and 2013:

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
(Dollars in thousands, except per share data) (unaudited)	Stock	Capital	Earnings	Loss	Stock	Total
Balance at December 31, 2012	$4,503	$35,788	$62,475	$(4,050)	$(7,082)	$91,634
Net income	-	-	1,551	-	-	1,551
Other comprehensive income	-	-	-	237	-	237
Cash dividends declared, $.17 per share	-	-	(698)	-	-	(698)
Treasury shares issued under stock option plans, 204 shares	-	(1)	-	-	4	3
Common stock issued under dividend reinvestment plan, 12,633 shares	13	180	-	-	-	193
Balance at March 31, 2013	$4,516	$35,967	$63,328	$(3,813)	$(7,078)	$92,920

Balance at December 31, 2013	$4,561	$36,636	$65,897	$(4,696)	$(7,010)	$95,388
Net income	-	-	1,826	-	-	1,826
Other comprehensive income	-	-	-	994	-	994
Cash dividends declared, $.17 per share	-	-	(709)	-	-	(709)
Treasury shares issued under stock option plans, 223 shares	-	-	-	-	4	4
Common stock issued under dividend reinvestment plan, 9,795 shares	10	160	-	-	-	170
Balance at March 31, 2014	$4,571	$36,796	$67,014	$(3,702)	$(7,006)	$97,673

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows

	Three Months Ended March 31
	2014	2013
(Dollars in thousands) (unaudited)
Cash flows from operating activities
Net income	$1,826	$1,551
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	372	385
Net amortization of loans and investment securities	428	461
Amortization and net change in mortgage servicing rights valuation	8	50
Amortization of intangibles	104	106
Provision for loan losses	198	803
Loans originated for sale	(1,443)	(2,648)
Proceeds from sale of loans	1,636	2,388
Writedown of other real estate owned	120	-
Net loss on sale or disposal of other real estate/other repossessed assets	2	-
Increase in cash surrender value of life insurance	(143)	(152)
Decrease in other assets	185	69
Increase in other liabilities	440	412
Other, net	(94)	747
Net cash provided by operating activities	3,639	4,172

Cash flows from investing activities
Proceeds from maturities and paydowns of securities available for sale	5,844	9,853
Purchase of investment securities available for sale	(6,816)	(11,620)
Net decrease in restricted stock	-	521
Net (increase) decrease in loans	(2,787)	6,859
Proceeds from sale of other real estate/other repossessed assets	279	-
Capital expenditures	(218)	(222)
Net cash (used in) provided by investing activities	(3,698)	5,391

Cash flows from financing activities
Net increase in demand deposits, NOW, and savings accounts	50,762	28,138
Net decrease in time deposits	(3,601)	(400)
Net decrease in repurchase agreements	(7,929)	(2,844)
Long-term debt payments	(2)	(2)
Dividends paid	(709)	(698)
Treasury stock issued under stock option plans	4	3
Common stock issued under dividend reinvestment plan	170	193
Net cash provided by financing activities	38,695	24,390

Increase in cash and cash equivalents	38,636	33,953
Cash and cash equivalents as of January 1	40,745	77,834
Cash and cash equivalents as of March 31	$79,381	$111,787

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest on deposits and other borrowed funds	$786	$1,121
Income taxes	$20	$-

Noncash Activities
Loans transferred to Other Real Estate	$-	$293

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, and cash flows as of March  31, 2014, and for all other periods presented have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted.  It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s 2013 Annual Report on Form 10-K.  The consolidated results of operations for the period ended March  31, 2014 are not necessarily indicative of the operating results for the full year.  Management has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.

The consolidated balance sheet at December 31, 2013 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete consolidated financial statements.

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

Earnings per share are computed based on the weighted average number of shares outstanding during each period end.  A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

	For the Three Months Ended
	March 31
(Dollars and shares in thousands, except per share data)	2014	2013
Weighted average shares outstanding (basic)	4,172	4,112
Impact of common stock equivalents	5	6
Weighted average shares outstanding (diluted)	4,177	4,118
Anti-dilutive options excluded from calculation	40	58
Net income	$1,826	$1,551
Basic earnings per share	$0.44	$0.38
Diluted earnings per share	$0.44	$0.38

Note 2. Recent Accounting Pronouncements

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

Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  ASU 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” require an entity with an unrecognized tax benefit that is ‘not available’ or not intended to be used at the reporting date to present the unrecognized tax benefit as a liability that should not be combined with deferred tax assets.  Otherwise, the unrecognized tax benefit should be presented as a reduction to the related deferred tax asset.  The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date.  The amendments in ASU 2013-11 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  The Corporation adopted this ASU 2013-11 at March 31, 2014.

Note 3. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss included in shareholders' equity are as follows:

	March 31,	December 31,
	2014	2013
(Dollars in thousands)
Net unrealized gains (losses) on securities	$679	$(741)
Tax effect	(231)	252
Net of tax amount	448	(489)

Net unrealized losses on derivatives	(474)	(561)
Tax effect	161	191
Net of tax amount	(313)	(370)

Accumulated pension adjustment	(5,814)	(5,814)
Tax effect	1,977	1,977
Net of tax amount	(3,837)	(3,837)

Total accumulated other comprehensive loss	$(3,702)	$(4,696)

Note 4. Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Bank generally holds collateral and/or personal guarantees supporting these commitments.  The Bank had $20.4 million and $20.2 million of standby letters of credit as of March  31, 2014 and December 31, 2013, respectively. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The amount of the liability as of March  31, 2014 and December 31, 2013 for guarantees under standby letters of credit issued was not material.

Note 5. Investments

The amortized cost and estimated fair value of investment securities available for sale as of March 31, 2014 and December 31, 2013 is as follows:

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
March 31, 2014	cost	gains	losses	value
Equity securities	$1,472	$544	$-	$2,016
U.S. Government agency securities	14,547	88	(96)	14,539
Municipal securities	55,531	1,568	(976)	56,123
Corporate debt securities	1,001	1	-	1,002
Trust preferred securities	5,928	-	(833)	5,095
Agency mortgage-backed securities	80,500	826	(444)	80,882
Private-label mortgage-backed securities	1,918	48	(44)	1,922
Asset-backed securities	50	-	(3)	47
	$160,947	$3,075	$(2,396)	$161,626

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
December 31, 2013	cost	gains	losses	value
Equity securities	$1,472	$499	$(1)	$1,970
U.S. Government agency securities	11,771	94	(114)	11,751
Municipal securities	56,861	1,400	(1,404)	56,857
Corporate debt securities	1,002	-	(1)	1,001
Trust preferred securities	5,922	-	(871)	5,051
Agency mortgage-backed securities	81,352	726	(1,051)	81,027
Private-label mortgage-backed securities	1,984	16	(31)	1,969
Asset-backed securities	51	-	(3)	48
	$160,415	$2,735	$(3,476)	$159,674

At March 31, 2014 and December 31, 2013, the fair value of investment securities pledged to secure public funds, trust balances, repurchase agreements, deposit and other obligations totaled $104.8 million and $107.6 million, respectively.

The amortized cost and estimated fair value of debt securities at March 31, 2014, by contractual maturity are shown below. Actual maturities may differ from contractual maturities because of prepayment or call options embedded in the securities.

(Dollars in thousands)	Amorized cost	Fair value
Due in one year or less	$1,446	$1,458
Due after one year through five years	13,149	13,676
Due after five years through ten years	26,751	26,868
Due after ten years	35,711	34,804
	77,057	76,806
Mortgage-backed securities	82,418	82,804
	$159,475	$159,610

The following table provides additional detail about trust preferred securities as of March 31, 2014:

Trust Preferred Securities

(Dollars in thousands)
Deal Name	Single Issuer or Pooled	Class	Amortized Cost	Fair Value	Gross Unrealized Gain (Loss)	Lowest Credit Rating Assigned	Number of Banks Currently Performing	Deferrals and Defaults as % of Original Collateral	Expected Deferral/ Defaults as a Percentage of Remaining Performing Collateral

Huntington Cap Trust	Single	Preferred Stock	$937	$811	$(126)	BB+	1	None	None
Huntington Cap Trust II	Single	Preferred Stock	886	780	(106)	BB+	1	None	None
BankAmerica Cap III	Single	Preferred Stock	961	795	(166)	BB+	1	None	None
Wachovia Cap Trust II	Single	Preferred Stock	276	245	(31)	BBB+	1	None	None
Corestates Captl Tr II	Single	Preferred Stock	933	830	(103)	BBB+	1	None	None
Chase Cap VI JPM	Single	Preferred Stock	961	830	(131)	BBB	1	None	None
Fleet Cap Tr V	Single	Preferred Stock	974	804	(170)	BB+	1	None	None
			$5,928	$5,095	$(833)

The following table provides additional detail about private label mortgage-backed securities as of March 31, 2014:

Private Label Mortgage Backed Securities

(Dollars in thousands)				Gross				Cumulative
	Origination	Amortized	Fair	Unrealized	Collateral	Lowest Credit	Credit	OTTI
Description	Date	Cost	Value	Gain (Loss)	Type	Rating Assigned	Support %	Charges
RALI 2004-QS4 A7	3/1/2004	$157	$164	$7	ALT A	BBB+	12.55	$-
MALT 2004-6 7A1	6/1/2004	426	446	20	ALT A	CCC	14.26	-
RALI 2005-QS2 A1	2/1/2005	318	331	13	ALT A	C	5.82	10
RALI 2006-QS4 A2	4/1/2006	593	565	(28)	ALT A	D	-	293
GSR 2006-5F 2A1	5/1/2006	94	102	8	Prime	D	-	15
RALI 2006-QS8 A1	7/28/2006	330	314	(16)	ALT A	D	-	197
		$1,918	$1,922	$4				$515

Impairment:

The investment portfolio contained 84 securities with $68.8 million of temporarily impaired fair value and $2.4 million in unrealized losses at March 31, 2014.

For securities with an unrealized loss, Management applies a systematic methodology in order to perform an assessment of the potential for other-than-temporary impairment.  In the case of debt securities, investments considered for other-than-temporary impairment: (1) had a specified maturity or repricing date; (2) were generally expected to be redeemed at par, and (3) were expected to achieve a recovery in market value within a reasonable period of time. In addition, the Bank considers whether it intends to sell these securities or whether it will be forced to sell these securities before the earlier of amortized cost recovery or maturity. Equity securities are assessed for other-than-temporary impairment based on the length of time of impairment, dollar amount of the impairment and general market and financial conditions relating to specific issues.  The impairment identified on debt and equity securities and subject to assessment at March 31, 2014, was deemed to be temporary and required no further adjustments to the financial statements, unless otherwise noted.

The following table reflects temporary impairment in the investment portfolio (excluding restricted stock), aggregated by investment category, length of time that individual securities have been in a continuous unrealized loss position and the number of securities in each category as of March 31, 2014 and December 31, 2013:

	March 31, 2014
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Government agency securities	$4,051	$(37)	5	$5,593	$(59)	11	$9,644	$(96)	16
Municipal securities	12,526	(483)	16	5,762	(493)	9	18,288	(976)	25
Trust preferred securities	-	-	-	5,095	(833)	7	5,095	(833)	7
Agency mortgage-backed securities	31,497	(358)	29	3,371	(86)	4	34,868	(444)	33
Private-label mortgage-backed securities	-	-	-	879	(44)	2	879	(44)	2
Asset-backed securities	-	-	-	5	(3)	1	5	(3)	1
Total temporarily impaired securities	$48,074	$(878)	50	$20,705	$(1,518)	34	$68,779	$(2,396)	84

	December 31, 2013
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

Equity securities	$22	$(1)	1	$-	$-	-	$22	$(1)	1
U.S. Government agency securities	3,971	(85)	7	3,807	(29)	7	7,778	(114)	14
Municipal securities	16,770	(1,022)	24	3,160	(382)	4	19,930	(1,404)	28
Corporate debt securities	-	-	-	1,001	(1)	1	1,001	(1)	1
Trust preferred securities	-	-	-	5,051	(871)	7	5,051	(871)	7
Agency mortgage-backed securities	40,395	(999)	38	2,213	(52)	4	42,608	(1,051)	42
Private-label mortgage-backed securities	-	-	-	911	(31)	2	911	(31)	2
Asset-backed securities	-	-	-	48	(3)	3	48	(3)	3
Total temporarily impaired securities	$61,158	$(2,107)	70	$16,191	$(1,369)	28	$77,349	$(3,476)	98

The municipal bond portfolio has the largest unrealized loss at $1.0 million, $400 thousand less than at the prior-year end.  The unrealized loss in this portfolio is deemed to be non-credit related and no other-than-temporary impairment charges have been recorded.

The trust preferred portfolio contains seven securities with a fair value of $5.1 million and an unrealized loss of $833 thousand. The trust-preferred securities held by the Bank are single entity issues, not pooled trust preferred securities.  Therefore, the impairment review of these securities is based only on the issuer and the security cannot be impaired by the performance of other issuers as if it was a pooled trust-preferred bond. All of the Bank’s trust preferred securities are single issue, variable rate notes with long maturities (2027 – 2028).  None of these bonds have suspended or missed a dividend payment. At March 31, 2014, the Bank believes it will be able to collect all interest and principal due on these bonds and no other-than-temporary-impairment charges were recorded.

The PLMBS sector shows a gross unrealized loss of $44 thousand. These bonds were all rated AAA at time of purchase, but have since experienced rating declines. Some have experienced increased delinquencies and defaults, while others have seen the credit support increase as the bonds paid-down. The Bank monitors the performance of the PLMBS investments on a regular basis and reviews delinquencies, default rates, credit support levels and various cash flow stress test scenarios. In determining the credit related loss, Management considers all principal past due 60 days or more as a loss. If additional principal moves beyond 60 days past due, it will also be considered a loss. As a result of the analysis on PLMBS it was determined that no impairment charge was required at quarter end. The Bank has recorded $515 thousand of cumulative impairment charges on this portfolio. Management continues to monitor these securities and it is possible that additional write-downs may occur if current loss trends continue. The Bank is currently participating in a class-action lawsuit against one PLMBS servicer that centers on defective warranties and representations made as part of the underwriting process.

The Bank held $1.9 million of restricted stock at March 31, 2014.  Except for $30 thousand, this investment represents stock in FHLB Pittsburgh. The Bank is required to hold this stock to be a member of FHLB and it is carried at cost of $100 per share.

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

A summary of loans outstanding, by primary collateral, at the end of the reporting periods is as follows:

			Change
(Dollars in thousands)	March 31, 2014	December 31, 2013	Amount	%
Residential Real Estate 1-4 Family
Consumer first liens	$103,107	$103,573	$(466)	(0.4)
Consumer junior liens and lines of credit	34,606	34,636	(30)	(0.1)
Total consumer	137,713	138,209	(496)	(0.4)

Commercial first lien	62,002	58,466	3,536	6.0
Commercial junior liens and lines of credit	5,338	5,939	(601)	(10.1)
Total commercial	67,340	64,405	2,935	4.6
Total residential real estate 1-4 family	205,053	202,614	2,439	1.2

Residential real estate - construction
Consumer	3,188	3,960	(772)	(19.5)
Commercial	8,565	8,559	6	0.1
Total residential real estate construction	11,753	12,519	(766)	(6.1)

Commercial real estate	322,450	329,373	(6,923)	(2.1)
Commercial	178,986	170,327	8,659	5.1
Total commercial	501,436	499,700	1,736	0.3

Consumer	7,816	8,580	(764)	(8.9)
	726,058	723,413	2,645	0.4
Less: Allowance for loan losses	(9,745)	(9,702)	(43)	(0.4)
Net Loans	$716,313	$713,711	$2,602	0.4

Included in the loan balances are the following:
Net unamortized deferred loan costs	$446	$372
Unamortized discount on purchased loans	$(74)	$(92)

Loans pledged as collateral for borrowings and commitments from:
FHLB	$582,983	$607,524
Federal Reserve Bank	64,669	45,809
	$647,652	$653,333

Note 7. Loan Quality

The following table presents, by class, the Allowance for Loan Losses (ALL) for the periods ended:

	Residential Real Estate 1-4 Family
		Junior Liens &		Commercial
(Dollars in thousands)	First Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Total

Allowance at December 31, 2013	$1,108	$278	$291	$5,571	$2,306	$148	$9,702
Charge-offs	(16)	-	(27)	(114)	(1)	(43)	(201)
Recoveries	3	-	-	-	20	23	46
Provision	38	(2)	110	52	(16)	16	198
Allowance at March 31, 2014	$1,133	$276	$374	$5,509	$2,309	$144	$9,745

Allowance at December 31, 2012	$913	$306	$899	$6,450	$1,620	$191	$10,379
Charge-offs	-	(45)	-	(171)	(7)	(44)	(267)
Recoveries	8	-	-	-	7	13	28
Provision	52	35	(62)	403	352	23	803
Allowance at March 31, 2013	$973	$296	$837	$6,682	$1,972	$183	$10,943

The following table presents, by class, loans that were evaluated for the ALL under the specific reserve (individually) and those that were evaluated under the general reserve (collectively) and the amount of the ALL established in each class as of March 31, 2014 and December 31, 2013:

	Residential Real Estate 1-4 Family
		Junior Liens &		Commercial
(Dollars in thousands)	First Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Total

March 31, 2014
Loans evaluated for allowance:
Individually	$2,310	$51	$530	$25,029	$1,953	$-	$29,873
Collectively	162,799	39,893	11,223	297,421	177,033	7,816	696,185
Total	$165,109	$39,944	$11,753	$322,450	$178,986	$7,816	$726,058

Allowance established for loans evaluated:
Individually	$-	$-	$-	$247	$968	$-	$1,215
Collectively	1,133	276	374	5,262	1,341	144	8,530
Allowance at March 31, 2014	$1,133	$276	$374	$5,509	$2,309	$144	$9,745

December 31, 2013
Loans evaluated for allowance:
Individually	$2,354	$50	$537	$25,107	$1,996	$-	$30,044
Collectively	159,685	40,525	11,982	304,266	168,331	8,580	693,369
Total	$162,039	$40,575	$12,519	$329,373	$170,327	$8,580	$723,413

Allowance established for loans evaluated:
Individually	$9	$-	$-	$89	$1,002	$-	$1,100
Collectively	1,099	278	291	5,482	1,304	148	8,602
Allowance at December 31, 2013	$1,108	$278	$291	$5,571	$2,306	$148	$9,702

The following table shows additional information about those loans considered to be impaired at March 31, 2014 and December 31, 2013:

	Impaired Loans
	With No Allowance		With Allowance
(Dollars in thousands)		Unpaid		Unpaid
	Recorded	Principal	Recorded	Principal	Related
March 31, 2014	Investment	Balance	Investment	Balance	Allowance
Residential Real Estate 1-4 Family
First liens	$3,181	$3,649	$-	$-	$-
Junior liens and lines of credit	110	135	-	-	-
Total	3,291	3,784	-	-	-
Residential real estate - construction	530	553	-	-	-
Commercial real estate	23,607	28,724	1,468	2,362	247
Commercial	140	144	1,928	2,029	968
Consumer	-	-	-	-	-
Total	$27,568	$33,205	$3,396	$4,391	$1,215

December 31, 2013
Residential Real Estate 1-4 Family
First liens	$3,030	$3,500	$9	$39	$9
Junior liens and lines of credit	108	127	-	-	-
Total	3,138	3,627	9	39	9
Residential real estate - construction	537	556	-	-	-
Commercial real estate	24,188	30,334	966	1,043	89
Commercial	88	89	1,970	2,043	1,002
Consumer	-	-	-	-	-
Total	$27,951	$34,606	$2,945	$3,125	$1,100

The following table shows the average of impaired loans and related interest income for the three months ended March 31, 2014 and 2013:

	Three Months Ended		Three Months Ended
	March 31, 2014		March 31, 2013
	Average	Interest	Average	Interest
(Dollars in thousands)	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Residential Real Estate 1-4 Family
First liens	$3,218	$14	$3,626	$4
Junior liens and lines of credit	126	4	742	1
Total	3,344	18	4,368	5
Residential real estate - construction	532	5	556	-
Commercial real estate	25,665	244	30,087	38
Commercial	2,092	31	4,480	-
Consumer	-	-	-	-
Total	$31,633	$298	$39,491	$43

The following table presents the aging of payments of the loan portfolio:

(Dollars in thousands)		Loans Past Due and Still Accruing					Total
	Current	30-59 Days	60-89 Days	90 Days+	Total	Non-Accrual	Loans
March 31, 2014
Residential Real Estate 1-4 Family
First liens	$161,013	$1,514	$9	$229	$1,752	$2,344	$165,109
Junior liens and lines of credit	39,618	163	13	59	235	91	39,944
Total	200,631	1,677	22	288	1,987	2,435	205,053
Residential real estate - construction	10,641	373	209	-	582	530	11,753
Commercial real estate	300,573	2,912	-	-	2,912	18,965	322,450
Commercial	176,392	47	140	-	187	2,407	178,986
Consumer	7,703	93	13	7	113	-	7,816
Total	$695,940	$5,102	$384	$295	$5,781	$24,337	$726,058

December 31, 2013
Residential Real Estate 1-4 Family
First liens	$156,916	$1,725	$497	$302	$2,524	$2,599	$162,039
Junior liens and lines of credit	40,204	204	19	41	264	107	40,575
Total	197,120	1,929	516	343	2,788	2,706	202,614
Residential real estate - construction	11,458	523	-	-	523	538	12,519
Commercial real estate	309,531	634	-	207	841	19,001	329,373
Commercial	167,747	78	60	44	182	2,398	170,327
Consumer	8,430	117	23	10	150	-	8,580
Total	$694,286	$3,281	$599	$604	$4,484	$24,643	$723,413

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

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total

March 31, 2014
Residential Real Estate 1-4 Family
First liens	$156,291	$2,513	$6,305	$-	$165,109
Junior liens and lines of credit	39,548	40	356	-	39,944
Total	195,839	2,553	6,661	-	205,053
Residential real estate - construction	10,148	-	1,605	-	11,753
Commercial real estate	283,566	4,508	34,376	-	322,450
Commercial	163,184	3,228	12,574	-	178,986
Consumer	7,809	-	7	-	7,816
Total	$660,546	$10,289	$55,223	$-	$726,058

December 31, 2013
Residential Real Estate 1-4 Family
First liens	$150,762	$3,653	$7,624	$-	$162,039
Junior liens and lines of credit	40,102	66	407	-	40,575
Total	190,864	3,719	8,031	-	202,614
Residential real estate - construction	10,955	-	1,564	-	12,519
Commercial real estate	281,857	11,861	35,655	-	329,373
Commercial	154,888	3,393	12,046	-	170,327
Consumer	8,570	-	10	-	8,580
Total	$647,134	$18,973	$57,306	$-	$723,413

The following table presents information on the Bank’s Troubled Debt Restructuring (TDR) loans:

					Troubled Debt Restructings
					That Have Defaulted on
(Dollars in thousands)	Troubled Debt Restructings				Modified Terms YTD
	Number of	Recorded			Number of	Recorded
	Contracts	Investment	Performing*	Nonperforming*	Contracts	Investment
March 31, 2014
Residential real estate - construction	1	$ 530	$ -	$ 530	-	$ -
Residential real estate	5	608	608	-	-	-
Commercial real estate	12	15,723	14,188	1,535	-	-
Total	18	$ 16,861	$ 14,796	$ 2,065	-	$ -

December 31, 2013
Residential real estate - construction	1	$ 537	$ -	$ 537	-	$ -
Residential real estate	5	625	625	-	-
Commercial real estate	12	15,877	14,318	1,559	-	-
Total	18	$ 17,039	$ 14,943	$ 2,096	-	$ -

*The performing status is determined by the loan’s compliance with the modified terms.

There were no new TDR loans made during 2014.

The following table reports TDR loans during 2013, concession granted and the recorded investment as of March 31, 2013:

	New During Period
	Number of	Pre-TDR	After-TDR	Recorded
Three Months Ended March 31, 2013	Contracts	Modification	Modification	Investment	Concession
Commercial real estate	1	$ 2,444	$ 2,731	$ 2,727	multiple

Note 8. Pension

The components of pension expense for the periods presented are as follows:

	Three Months Ended March 31
(Dollars in thousands)	2014	2013
Components of net periodic cost:
Service cost	$86	$114
Interest cost	197	179
Expected return on plan assets	(290)	(312)
Recognized net actuarial loss	82	159
Net period cost	$75	$140

The Bank expects its pension expense to decrease to approximately $275 thousand in 2014 compared to $560 thousand in 2013.

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

The following methods and assumptions were used to estimate the fair values of the Corporation’s financial instruments at March 31, 2014 and December 31, 2013.

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

The fair value of the Corporation's financial instruments are as follows:

	March 31, 2014
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3

Financial assets:
Cash and cash equivalents	$79,381	$79,381	$79,381	$-	$-
Investment securities available for sale	161,626	161,626	2,016	159,610	-
Restricted stock	1,906	1,906	-	1,906	-
Loans held for sale	156	156	-	156	-
Net loans	716,313	722,589	-	-	722,589
Accrued interest receivable	2,812	2,812	-	2,812	-
Mortgage servicing rights	176	176	-	-	176

Financial liabilities:
Deposits	$892,885	$893,360	$-	$893,360	$-
Securities sold under agreements to repurchase	15,905	15,905	-	15,095	-
Long-term debt	12,401	12,905	-	12,905	-
Accrued interest payable	273	273	-	273	-
Interest rate swaps	474	474	-	474	-

	December 31, 2013
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3

Financial assets:
Cash and cash equivalents	$40,745	$40,745	$40,745	$-	$-
Investment securities available for sale	159,674	159,674	1,970	157,704	-
Restricted stock	1,906	1,906	-	1,906	-
Loans held for sale	349	349	-	349	-
Net loans	713,711	722,119	-	-	722,119
Accrued interest receivable	3,087	3,087	-	3,087	-
Mortgage servicing rights	184	184	-	-	184

Financial liabilities:
Deposits	$845,724	$846,289	$-	$846,289	$-
Securities sold under agreements to repurchase	23,834	23,834	-	23,834	-
Long-term debt	12,403	12,999	-	12,999	-
Accrued interest payable	229	229	-	229	-
Interest rate swaps	561	561	-	561	-

Recurring Fair Value Measurements

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2014 and December 31, 2013 are as follows:

(Dollars in Thousands)	Fair Value at March 31, 2014
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities	$2,016	$-	$-	$2,016
Obligations of U.S. Government agencies	-	14,539	-	14,539
Obligations of state and political subdivisions	-	56,123	-	56,123
Corporate debt securities	-	1,002	-	1,002
Trust Preferred Securities	-	5,095	-	5,095
Agency mortgage-backed securities	-	80,882	-	80,882
Private-label mortgage-backed securities	-	1,922	-	1,922
Asset-backed securities	-	47	-	47
Total assets	$2,016	$159,610	$-	$161,626

Liability Description
Interest rate swaps	$-	$474	$-	$474
Total liabilities	$-	$474	$-	$474

(Dollars in Thousands)	Fair Value at December 31, 2013
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities	$1,970	$-	$-	$1,970
Obligations of U.S. Government agencies	-	11,751	-	11,751
Obligations of state and political subdivisions	-	56,857	-	56,857
Corporate debt securities	-	1,001	-	1,001
Trust Preferred Securities	-	5,051	-	5,051
Agency mortgage-backed securities	-	81,027	-	81,027
Private-label mortgage-backed securities	-	1,969	-	1,969
Asset-backed securities	-	48	-	48
Total assets	$1,970	$157,704	$-	$159,674

Liability Description
Interest rate swaps	$-	$561	$-	$561
Total liabilities	$-	$561	$-	$561

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

Nonrecurring Fair Value Measurements

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2014 and December 31, 2013 are as follows:

(Dollars in Thousands)
	Fair Value at March 31, 2014
Asset Description	Level 1	Level 2	Level 3	Total
Impaired loans (1)	$-	$-	$3,054	$3,054
Other real estate owned (1)	-	-	892	892
Mortgage servicing rights	-	-	176	176
Total assets	$-	$-	$4,122	$4,122

(Dollars in Thousands)	Fair Value at December 31, 2013
Asset Description	Level 1	Level 2	Level 3	Total
Impaired loans (1)	$-	$-	$8,588	$8,588
Other real estate owned (1)	-	-	498	498
Mortgage servicing rights	-	-	184	184
Total assets	$-	$-	$9,270	$9,270

(1)	Includes assets directly charged-down to fair value during the year-to-date period.

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

The Corporation did not record any liabilities at fair value for which measurement of the fair value was made on a nonrecurring basis at March 31, 2014. For financial assets and liabilities measured at fair value on a recurring basis, there were no transfers of financial assets or liabilities between Level 1 and Level 2 during the period ending March 31, 2014.

The following table presents additional quantitative information about Level 3 assets measured at fair value on a nonrecurring basis:

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in Thousands)	at March 31, 2014
				Range
Asset Description	Fair Value	Valuation Technique	Unobservable Input	(Weighted Average)
Impaired loans (1)	$ 3,054	Appraisal	Appraisal Adjustments (2)	0% - 100% (38.40%)
			Cost to sell	0% - 10% (4.32%)
Other real estate owned (1)	892	Appraisal	Appraisal Adjustments (2)
			Cost to sell	8% (8%)
Mortgage servicing rights	176	Discounted Cash Flow (3)

	at December 31, 2013
Impaired loans (1)	$ 8,588	Appraisal	Appraisal Adjustments (2)	0% - 60% (5%)
			Cost to sell	5% - 13.5% (7%)
Other real estate owned (1)	498	Appraisal	Appraisal Adjustments (2)
			Cost to sell	8% (8%)
Mortgage servicing rights	184	Discounted Cash Flow (3)

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

Information regarding the interest rate swaps as of March 31, 2014 follows:

(Dollars in thousands)				Amount Expected to
be Expensed into
Notional	Maturity	Interest Rate		Earnings within the
Amount	Date	Fixed	Variable	next 12 Months

$10,000	5/30/2015	3.87%	0.05%	$383

Fair Value of Derivative Instruments in the Consolidated Balance Sheets were as follows as of March 31, 2014 and December 31, 2013:

Fair Value of Derivative Instruments
(Dollars in thousands)		Balance Sheet
Date	Type	Location	Fair Value
March 31, 2014	Interest rate contracts	Other liabilities	$474
December 31, 2013	Interest rate contracts	Other liabilities	$561

The Effect of Derivative Instruments on the Statement of Income for the Three Months Ended March 31, 2014 and 2013  follows:

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships
(Dollars in thousands)					Amount of Gain
				Location of	or (Loss)
				Gain or (Loss)	Recognized in
				Recognized in	Income on
		Location of	Amount of Gain	Income on	Derivatives
	Amount of Gain	Gain or (Loss)	or (Loss)	Derivative (Ineffective	(Ineffective Portion
	or (Loss)	Reclassified from	Reclassified from	Portion and Amount	and Amount
	Recognized in OCI	Accumulated OCI	Accumulated OCI	Excluded from	Excluded from
	net of tax on Derivative	into Income	into Income	Effectiveness	Effectiveness
Date / Type	(Effective Portion)	(Effective Portion)	(Effective Portion)	Testing)	Testing)
Interest rate contracts

March 31, 2014	$57	Interest Expense	$(95)	Other income (expense)	$-

March 31, 2013	$120	Interest Expense	$(180)	Other income (expense)	$-

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

The following table presents the liabilities subject to an enforceable master netting arrangement or repurchase agreements as of March 31, 2014 and December 31, 2013.  As of these dates, all of the Bank’s swap agreements with institutional counterparties were in a liability position.  Therefore, there were no assets to be recognized in the consolidated statements of condition.  The swap agreements we have with our commercial banking customers are not subject to an enforceable master netting arrangement, and therefore, are excluded from this table.

			Net Amounts	Gross Amounts Not Offset in the
	Gross	Gross Amounts	of Liabilities	Statements of Condition
	Amounts of	Offset in the	Presented in the
	Recognized	Statements of	Statements of	Financial	Cash Collateral	Net
(Dollars in thousands)	Liabilities	Condition	Condition	Instruments	Pledged	Amount
Interest Rate Swap Agreements

March 31, 2014	$474	$-	$474	$474	$-	$-

December 31, 2013	$561	$-	$561	$561	$-	$-

1Note 11. Reclassification

Certain prior period amounts may have been reclassified to conform to the current year presentation.  Such reclassifications did not affect reported net income.

Management’s Discussion and Analysis of Results of Operations and Financial Condition

For the Three Months Ended March  31, 2014 and 2013

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

Critical Accounting Policies

Management has identified critical accounting policies for the Corporation to include Allowance for Loan Losses, Mortgage Servicing Rights, Financial Derivatives, Temporary Investment Impairment and Stock-based Compensation.  There were no changes to the critical accounting policies disclosed in the 2013 Annual Report on Form 10-K in regards to application or related judgments and estimates used.  Please refer to Item 7 of the Corporation’s 2013 Annual Report on Form 10-K for a more detailed disclosure of the critical accounting policies.

Results of Operations

Year-to-Date Summary

At March  31, 2014, total assets were $1.026 billion, an increase of $41.9 million from December 31, 2013. Net loans increased to $716.3 million and total deposits increased to $892.9 million.  The Corporation reported net income for the first three months of 2014 of $1.8 million.  This is a 17.7% increase versus net income of $1.6 million for the same period in 2013. Total revenue (interest income and noninterest income) decreased $532 thousand year-over-year. Interest income decreased $528 thousand,  while interest expense decreased by  $412 thousand, resulting in a $116 thousand decrease in net interest income. The provision for loan losses was $198 thousand for the period, $605 thousand less than in 2013.  Noninterest income remained steady at $2.4 million, while noninterest expense increased 1.4%  due primarily to increases in net occupancy expense.   Diluted earnings per share increased to $.44 in 2014 from $.38 in 2013.

Key performance ratios as of, or for the three months ended March  31, 2014 and 2013 are listed below:

	March 31,
	2014	2013

Performance measurements
Return on average assets*	0.74%	0.60%
Return on average equity*	7.72%	6.85%
Return on average tangible assets (1)*	0.76%	0.63%
Return on average tangible equity (1)*	8.78%	7.91%
Efficiency ratio (1)	72.64%	71.30%
Net interest margin*	3.57%	3.45%
Current dividend yield*	3.70%	4.25%
Dividend payout ratio	38.83%	45.00%

Shareholders' Value (per common share)
Diluted earnings per share	$0.44	$0.38
Basic earnings per share	0.44	0.38
Regular cash dividends paid	0.17	0.17
Book value	23.37	22.55
Tangible book value (1)	21.07	20.12
Market value	18.38	16.01
Market value/book value ratio	78.65%	71.00%
Price/earnings multiple*	10.44	10.53

Safety and Soundness
Risk-based capital ratio (Total)	14.53%	13.06%
Leverage ratio (Tier 1)	9.26%	8.40%
Common equity ratio	9.52%	8.81%
Tangible common equity ratio (1)	8.66%	7.94%
Nonperforming loans/gross loans	3.39%	4.64%
Nonperforming assets/total assets	2.82%	3.80%
Allowance for loan losses as a % of loans	1.34%	1.47%
Net charge-offs/average loans*	0.09%	0.13%

Trust assets under management (fair value)	$569,810	$547,212

* Annualized
(1) See GAAP versus Non-GAAP disclosures that follow

GAAP versus Non-GAAP Disclosure – The Corporation supplements its traditional GAAP measurements with Non-GAAP measurements. The Non-GAAP measurements include Return on Average Tangible Assets, Return on Average Tangible Equity, Tangible Book Value and Tangible Common Equity ratio. As a result of merger transactions, intangible assets (primarily goodwill, core deposit intangibles and customer list) were created. The Non-GAAP disclosures are intended to eliminate the effects of the intangible assets and allow for better comparisons to periods when such assets did not exist.  However, not all companies use the same calculation methods for the same non-GAAP measurements and therefore may not be comparable. The following table shows the adjustments made between the GAAP and NON-GAAP measurements:

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

Comparison of the three months ended March 31, 2014 to the three months ended March 31, 2013:

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

Tax equivalent net interest income for the first quarter of 2014 decreased $47 thousand quarter over quarter.  Average interest-earning assets decreased $40.2 million from 2013,  and the yield on these assets decreased by 3 basis points.  The average balance of investment securities increased $25.1 million while average loans decreased $28.6 million (4.0%) quarter over quarter.  Average mortgage loans increased $9.3 million, but the increase was offset by a decrease in the average balance of commercial loans and consumer loans.  Average commercial loans decreased $33.4 million, as commercial loans continue to run-off.  Average consumer loans, including home equity loans, decreased $4.6 million, as consumers continue to borrow less.

Interest expense was $830 thousand for the first quarter, a decrease of $412 thousand from the 2013 total of $1.2 million.  Average interest-bearing liabilities decreased $47.4 million to $783.4 million for 2014 from an average balance of $830.8 million in 2013.  The average cost of these liabilities decreased from .61% in 2013 to .43% in 2014.  Average interest-bearing deposits decreased $18.2 million, due to decreases in time deposits ($66.0 million). The cost of interest-bearing deposits decreased from .58% to .38%.  Securities sold under agreements to repurchase (Repos) decreased $29.2 million on average over the prior year quarter while the average rate remained constant at .15% in both years. The average balance of long-term debt decreased by $19 thousand, due to amortizations.

The changes in the balance sheet and interest rates resulted in a decrease in tax equivalent net interest income of $47 thousand to $8.2 million in 2014 compared to $8.3 million in 2013.  This decrease was due to an $87 thousand decrease from lower volume, which was partially offset by a $40 thousand increase in rates.

The Bank’s net interest margin increased from 3.45% in 2013 to 3.57% in 2014.  The increase in the net interest margin is the result of a decrease in the rate on interest-earning assets of 3 basis points, compared to a larger decrease in the yield on interest-bearing liabilities of 18 basis points.

The following table presents average balances, tax-equivalent (T/E) interest income, and yields earned or rates paid on the assets or liabilities.  All nontaxable interest income has been adjusted to a tax-equivalent basis using a tax rate of 34%.

	For the Three Months Ended March 31,
	2014			2013

	Average	Income or	Average	Average	Income or	Average
(Dollars in thousands)	balance	expense	yield/rate	balance	expense	yield/rate

Interest-earning assets:
Interest-bearing obligations of other
banks and federal funds sold	$46,183	$39	0.34%	$82,889	$58	0.28%
Investment securities:
Taxable	120,526	666	2.24%	95,341	371	1.58%
Nontaxable	41,084	537	5.23%	41,130	553	5.45%
Loans:
Commercial	573,238	5,994	4.18%	606,596	6,583	4.40%
Residential mortgage	82,727	860	4.22%	73,417	854	4.72%
Home equity loans and lines	59,376	786	5.37%	61,213	900	5.96%
Consumer	8,370	151	7.32%	11,107	173	6.32%
Loans	723,711	7,791	4.31%	752,333	8,510	4.59%

Total interest-earning assets	931,504	9,033	3.93%	971,693	9,492	3.96%
Other assets	71,207			73,189
Total assets	$1,002,711			$1,044,882

Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$188,008	49	0.11%	$146,276	24	0.07%
Money Management	391,350	422	0.44%	387,988	548	0.57%
Savings	60,930	12	0.08%	58,145	17	0.12%
Time	112,385	219	0.79%	178,432	514	1.17%
Total interest-bearing deposits	752,673	702	0.38%	770,841	1,103	0.58%

Securities sold under agreements to repurchase	18,303	7	0.15%	47,521	18	0.15%
Long- term debt	12,401	121	3.91%	12,420	121	3.95%
Total interest-bearing liabilities	783,377	830	0.43%	830,782	1,242	0.61%
Noninterest-bearing deposits	116,076			114,633
Other liabilities	7,272			7,625
Shareholders' equity	95,986			91,842
Total liabilities and shareholders' equity	$1,002,711			$1,044,882
T/E net interest income/Net interest margin		8,203	3.57%		8,250	3.45%
Tax equivalent adjustment		(459)			(390)
Net interest income		$7,744			$7,860

Provision for Loan Losses

For 2014, the Bank recorded net charge-offs of $155 thousand compared to $239 thousand in 2013. The charge-offs were offset by the first quarter provision expense of $198 thousand and as a result, the allowance for loan losses (ALL) increased $43 thousand over year-end 2013.  For more information refer to the Loan Quality and Allowance for Loan Losses discussion in the Financial Condition section.

Noninterest Income

For the first quarter of 2014, noninterest income decreased $4 thousand from the same period in 2013.  Investment and trust service fees increased due to higher recurring asset management fees and higher estate fees. Loan service charges decreased as mortgage production declined in 2014 compared to 2013, and from lower service charges on commercial and consumer loans.    Mortgage banking fees increased, as 2014 had a reversal of previously recorded impairment charges compared to an impairment charge in the prior year, as well as lower amortization costs in 2014 compared to 2013.  Deposit service charges increased due to higher account analysis fees and higher retail and commercial overdraft fees.  Other service charges and fees increased primarily due to increases in ATM fees, while debit card income also increased.   Other real estate owned decreased from prior year due to a write-down in 2014, while no write-downs were taken in 2013. No securities gains or other than temporary impairment charges were recorded during either period.

The following table presents a comparison of noninterest income for the three months ended March 31, 2014 and 2013:

	March 31		Change
(Dollars in thousands)	2014	2013	Amount	%
Noninterest Income
Investment and trust services fees	$1,091	$1,019	$72	7.1
Loan service charges	167	250	(83)	(33.2)
Mortgage banking activities	12	(22)	34	(154.5)
Deposit service charges and fees	464	436	28	6.4
Other service charges and fees	267	221	46	20.8
Debit card income	306	285	21	7.4
Increase in cash surrender value of life insurance	143	152	(9)	(5.9)
Other real estate owned	(122)	-	(122)	N/A
Other	52	43	9	20.9
Total noninterest income	$2,380	$2,384	$(4)	(0.2)

Noninterest Expense

Noninterest expense for the first quarter of 2014 increased $106 thousand compared to the same period in 2013.  The increase in salaries and benefits was primarily due to annual salary adjustments ($142 thousand) and an incentive program ($135 thousand), but these increases were partially offset by a $199 thousand decrease in health insurance and a $65 thousand decrease in pension expense.  Health insurance expense declined due to lower claims expense during the quarter from the Bank’s participation in a self-insured health insurance plan.  Occupancy and equipment expense increased due to higher costs for snow removal and utilities in 2014 compared to 2013.   Banks shares tax expense decreased year over year due to a change in the calculation.  Other expenses increased due to increases in supply expenses and directors fees.

The following table presents a comparison of noninterest expense for the three months ended March 31, 2014 and 2013:

(Dollars in thousands)	March 31		Change
Noninterest Expense	2014	2013	Amount	%
Salaries and benefits	$4,251	$4,214	$37	0.9
Net occupancy expense	675	568	107	18.8
Furniture and equipment expense	254	247	7	2.8
Advertising	316	335	(19)	(5.7)
Legal and professional fees	265	279	(14)	(5.0)
Data processing	391	394	(3)	(0.8)
Pennsylvania bank shares tax	173	205	(32)	(15.6)
Intangible amortization	104	106	(2)	(1.9)
FDIC insurance	232	245	(13)	(5.3)
ATM/debit card processing	179	181	(2)	(1.1)
Other	848	808	40	5.0
Total noninterest expense	$7,688	$7,582	$106	1.4

Provision for Income Taxes

For the first quarter of 2014 the Corporation recorded a Federal income tax expense of $412 thousand compared to $308 thousand for the same quarter in 2013.  While pretax income was higher in 2014 due to less provision expense, this was partially offset by a larger benefit from tax exempt income during the quarter.  As a result, the effective tax rate increased year over year to 18.4% for the first quarter of 2014 compared to 16.6% for 2013.  All taxable income for the Corporation is taxed at a rate of 34%.

Financial Condition

Summary:

At March 31, 2014, assets totaled $1.026 billion, an increase of $41.9 million from the 2013 year-end balance of $984.6 million. Investment securities increased $2.0 million, while net loans increased $2.6 million. Deposits were up $47.2 million in the first quarter of 2014 due to increases in noninterest bearing, interest bearing and money management deposits. Shareholders’ equity increased $2.3 million during the first three months as retained earnings increased approximately $1.1 million, other comprehensive loss improved $994 thousand and the Corporation’s Dividend Reinvestment Plan (DRIP) added an additional $170 thousand in new capital.

Cash and Cash Equivalents:

Cash and cash equivalents totaled $79.4 million at March 31, 2014, an increase of $38.6 million from the prior year-end balance of $40.7 million.  The increase is due to large inflows of deposits as well as slow loan growth opportunities.  Interest-bearing deposits are held primarily at the Federal Reserve.

Investment Securities:

The composition of the investment portfolio is unchanged since year-end 2013. Municipal securities and U.S. Agency mortgage-backed securities continue to comprise the greatest portion of the portfolio at 35% and 50% of the portfolio, respectively. The Bank invested $6.8 million during the first quarter divided almost equally between U.S. Agency securities and U.S. Agency mortgage-backed securities.

The investment portfolio had a net unrealized loss of $679 thousand at the end of the quarter, slightly lower than at year-end 2013. The trust-preferred sector continues to report the largest net unrealized loss.

The portfolio averaged $161.6 million with a yield of 3.0% for the first quarter. This compares to an average of $136.5 million and a yield of 2.74% for the same period in 2013.  The improvement in the yield is primarily the result of a slow-down in prepayments on mortgage-backed securities.

The equity portfolio is comprised of bank stocks and the Bank and the Corporation each maintain separate equity portfolios.  In April 2014, the equity portfolio was reduced by approximately 30% as the Corporation took advantage of

price increases and sold selected holdings.   The municipal bond portfolio is well diversified geographically (issuers from within 27 states) and is comprised primarily of general obligation bonds (71%).  Most municipal bonds have credit enhancements in the form of private bond insurance or other credit support. The largest geographic municipal bond exposure is to nineteen issuers in the state of Texas with a fair value of $9.0 million and eleven issuers in the state of Pennsylvania with a fair value of $6.0 million. The municipal bond portfolio contains $53.7 million of bonds rated A or higher, $623 thousand rated lower than A (but above noninvestment grade), and $1.8 million that are not rated by Moody’s rating agency.  No municipal bonds are rated below investment grade. The Bank holds one variable rate corporate bond in the financial services sector, rated A3 by Moody’s and is scheduled to mature in 2014.

The holdings of trust preferred investments and private-label mortgage-backed securities are unchanged since year-end and are detailed in tables included in this note.

The amortized cost and estimated fair value of investment securities available for sale as of March 31, 2014 and December 31, 2013 is as follows:

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
March 31, 2014	cost	gains	losses	value
Equity securities	$1,472	$544	$-	$2,016
U.S. Government agency securities	14,547	88	(96)	14,539
Municipal securities	55,531	1,568	(976)	56,123
Corporate debt securities	1,001	1	-	1,002
Trust preferred securities	5,928	-	(833)	5,095
Agency mortgage-backed securities	80,500	826	(444)	80,882
Private-label mortgage-backed securities	1,918	48	(44)	1,922
Asset-backed securities	50	-	(3)	47
	$160,947	$3,075	$(2,396)	$161,626

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
December 31, 2013	cost	gains	losses	value
Equity securities	$1,472	$499	$(1)	$1,970
U.S. Government agency securities	11,771	94	(114)	11,751
Municipal securities	56,861	1,400	(1,404)	56,857
Corporate debt securities	1,002	-	(1)	1,001
Trust preferred securities	5,922	-	(871)	5,051
Agency mortgage-backed securities	81,352	726	(1,051)	81,027
Private-label mortgage-backed securities	1,984	16	(31)	1,969
Asset-backed securities	51	-	(3)	48
	$160,415	$2,735	$(3,476)	$159,674

The following table provides additional detail about the Bank’s trust preferred securities as of March 31, 2014:

(Dollars in thousands)
Deal Name	Single Issuer or Pooled	Class	Amortized Cost	Fair Value	Gross Unrealized Gain (Loss)	Lowest Credit Rating Assigned	Number of Banks Currently Performing	Deferrals and Defaults as % of Original Collateral	Expected Deferral/ Defaults as a Percentage of Remaining Performing Collateral

Huntington Cap Trust	Single	Preferred Stock	$937	$811	$(126)	BB+	1	None	None
Huntington Cap Trust II	Single	Preferred Stock	886	780	(106)	BB+	1	None	None
BankAmerica Cap III	Single	Preferred Stock	961	795	(166)	BB+	1	None	None
Wachovia Cap Trust II	Single	Preferred Stock	276	245	(31)	BBB+	1	None	None
Corestates Captl Tr II	Single	Preferred Stock	933	830	(103)	BBB+	1	None	None
Chase Cap VI JPM	Single	Preferred Stock	961	830	(131)	BBB	1	None	None
Fleet Cap Tr V	Single	Preferred Stock	974	804	(170)	BB+	1	None	None
			$5,928	$5,095	$(833)

The following table provides additional detail about private label mortgage-backed securities as of March 31, 2014:

(Dollars in thousands)				Gross				Cumulative
	Origination	Amortized	Fair	Unrealized	Collateral	Lowest Credit	Credit	OTTI
Description	Date	Cost	Value	Gain (Loss)	Type	Rating Assigned	Support %	Charges
RALI 2004-QS4 A7	3/1/2004	$157	$164	$7	ALT A	BBB+	12.55	$-
MALT 2004-6 7A1	6/1/2004	426	446	20	ALT A	CCC	14.26	-
RALI 2005-QS2 A1	2/1/2005	318	331	13	ALT A	C	5.82	10
RALI 2006-QS4 A2	4/1/2006	593	565	(28)	ALT A	D	-	293
GSR 2006-5F 2A1	5/1/2006	94	102	8	Prime	D	-	15
RALI 2006-QS8 A1	7/28/2006	330	314	(16)	ALT A	D	-	197
		$1,918	$1,922	$4				$515

The investment portfolio contained 84 securities with $68.8 million of temporarily impaired fair value and $2.4 million in unrealized losses at March 31, 2014.

For securities with an unrealized loss, Management applies a systematic methodology in order to perform an assessment of the potential for other-than-temporary impairment.  In the case of debt securities, investments considered for other-than-temporary impairment: (1) had a specified maturity or repricing date; (2) were generally expected to be redeemed at par, and (3) were expected to achieve a recovery in market value within a reasonable period of time. In addition, the Bank considers whether it intends to sell these securities or whether it will be forced to sell these securities before the earlier of amortized cost recovery or maturity. Equity securities are assessed for other-than-temporary impairment based on the length of time of impairment, dollar amount of the impairment and general market and financial conditions relating to specific issues.  The impairment identified on debt and equity securities and subject to assessment at March 31, 2014, was deemed to be temporary and required no further adjustments to the financial statements, unless otherwise noted.

The following table reflects temporary impairment in the investment portfolio (excluding restricted stock), aggregated by investment category, length of time that individual securities have been in a continuous unrealized loss position and the number of securities in each category as of March 31, 2014 and December 31, 2013:

	March 31, 2014
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Government agency securities	$4,051	$(37)	5	$5,593	$(59)	11	$9,644	$(96)	16
Municipal securities	12,526	(483)	16	5,762	(493)	9	18,288	(976)	25
Trust preferred securities	-	-	-	5,095	(833)	7	5,095	(833)	7
Agency mortgage-backed securities	31,497	(358)	29	3,371	(86)	4	34,868	(444)	33
Private-label mortgage-backed securities	-	-	-	879	(44)	2	879	(44)	2
Asset-backed securities	-	-	-	5	(3)	1	5	(3)	1
Total temporarily impaired securities	$48,074	$(878)	50	$20,705	$(1,518)	34	$68,779	$(2,396)	84

	December 31, 2013
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

Equity securities	$22	$(1)	1	$-	$-	-	$22	$(1)	1
U.S. Government agency securities	3,971	(85)	7	3,807	(29)	7	7,778	(114)	14
Municipal securities	16,770	(1,022)	24	3,160	(382)	4	19,930	(1,404)	28
Corporate debt securities	-	-	-	1,001	(1)	1	1,001	(1)	1
Trust preferred securities	-	-	-	5,051	(871)	7	5,051	(871)	7
Agency mortgage-backed securities	40,395	(999)	38	2,213	(52)	4	42,608	(1,051)	42
Private-label mortgage-backed securities	-	-	-	911	(31)	2	911	(31)	2
Asset-backed securities	-	-	-	48	(3)	3	48	(3)	3
Total temporarily impaired securities	$61,158	$(2,107)	70	$16,191	$(1,369)	28	$77,349	$(3,476)	98

The municipal bond portfolio has the largest unrealized loss at $1.0 million, $400 thousand less than at the prior-year end.  The unrealized loss in this portfolio is deemed to be non-credit related and no other-than-temporary impairment charges have been recorded.

The trust preferred portfolio contains seven securities with a fair value of $5.1 million and an unrealized loss of $833 thousand. The trust-preferred securities held by the Bank are single entity issues, not pooled trust preferred securities.  Therefore, the impairment review of these securities is based only on the issuer and the security cannot be impaired by the performance of other issuers as if it was a pooled trust-preferred bond. All of the Bank’s trust preferred securities are single issue, variable rate notes with long maturities (2027 – 2028).  None of these bonds have suspended or missed a dividend payment. At March 31, 2014, the Bank believes it will be able to collect all interest and principal due on these bonds and no other-than-temporary-impairment charges were recorded.

The PLMBS sector shows a gross unrealized loss of $44 thousand. These bonds were all rated AAA at time of purchase, but have since experienced rating declines. Some have experienced increased delinquencies and defaults, while others have seen the credit support increase as the bonds paid-down. The Bank monitors the performance of the PLMBS investments on a regular basis and reviews delinquencies, default rates, credit support levels and various cash flow stress test scenarios. In determining the credit related loss, Management considers all principal past due 60 days or more as a loss. If additional principal moves beyond 60 days past due, it will also be considered a loss. As a result of the analysis on PLMBS it was determined that no impairment charge was required at quarter end. The Bank has recorded $515 thousand of cumulative impairment charges on this portfolio. Management continues to monitor these securities and it is possible that additional write-downs may occur if current loss trends continue. The Bank is currently participating in a class-action lawsuit against one PLMBS servicer that centers on defective warranties and representations made as part of the underwriting process.

The following table represents the cumulative credit losses on securities recognized in earnings as of March 31, 2014 and 2013.

(Dollars in thousands)	Three Months Ended
	3/31/2014	3/31/2013
Balance of cumulative credit-related OTTI at January 1	$515	$490
Additions for credit-related OTTI not previously recognized	-	-
Additional increases for credit-related OTTI previously recognized when there is no intent to sell
and no requirement to sell before recovery of amortized cost basis	-	-
Decreases for previously recognized credit-related OTTI because there was an intent to sell	-	-
Reduction for increases in cash flows expected to be collected	-	-
Balance of credit-related OTTI at March 31	$515	$490

The Bank held $1.9 million of restricted stock at March 31, 2014.  Except for $30 thousand, this investment represents stock in FHLB Pittsburgh. The Bank is required to hold this stock to be a member of FHLB and it is carried at cost of $100 per share.

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

Total residential real estate loans increased $2.4 million over 2013, primarily in the commercial first lien category.  In the first quarter of 2014, the Bank originated $3.7 million in mortgages, including approximately $1.4 million for a fee through a third party brokerage agreement. The Bank does not originate or hold any loans that would be considered sub-prime or Alt-A, and does not generally originate mortgages outside of its primary market area.

Home equity lending has continued to be slow and the Bank has seen both the fixed rate loan product and the variable rate line product continue to decline in 2014. Many consumers have seen equity in their homes disappear or have been reluctant to borrow due to uncertainty in the economy. Despite low rates, the Bank expects that home equity lending will not pick up significantly until the overall economy improves.

Residential real estate construction:  The largest component of this category represents loans to residential real estate developers ($8.6 million), while loans for individuals to construct personal residences totaled $3.2 million at March 31, 2014.  The Bank’s exposure to residential construction loans is concentrated primarily in south central Pennsylvania.

Real estate construction loans, including residential real estate and land development loans, frequently provide an interest reserve in order to assist the developer during the development stage when minimal cash flow is generated. All real estate construction loans are underwritten in the same manner, regardless of the use of an interest reserve. Real estate construction loans are monitored on a regular basis by either an independent third party inspector or the assigned loan officer depending on loan amount or complexity of the project. This monitoring process includes at a minimum, the submission of invoices and AIA documents of costs incurred by the borrower, on-site inspections, and a signature by the assigned loan officer for disbursement of funds.  The Bank has no residential real estate construction loans with an interest reserve.

Commercial loans and commercial real estate: Loans in this category include commercial, industrial, farm, agricultural, land development and municipal government loans. Collateral for these loans may include commercial real estate, farm real estate, equipment or other business assets. Total commercial real estate loans decreased to $322.5 million from $329.4 million at the end of 2013.  At March 31, 2014, the Bank had $8.6 million in land development real estate construction loans funded with an interest reserve and capitalized $19  thousand of interest from these reserves on active projects.  The largest sectors (by collateral) in the commercial real estate category are: land development ($55.2 million), farm land ($37.8 million), office buildings ($36.9 million), hotels and motels ($35.0 million), and auto dealerships ($18.7 million). Commercial loans increased by 5.1% compared to year end an increase of $8.7 million.   The largest sectors (by industry) in the commercial loan category are: utilities ($29.6 million), manufacturing ($28.8 million), public administration ($19.5 million), retail trade ($15.7 million) and construction ($15.4 million).  The Bank is very active in its market in pursuing commercial lending opportunities, but supplements in-market growth with purchased loan participations. The Bank purchases commercial loan participations in an effort to increase its commercial lending and diversify its loan mix, both geographically and by industry sector.  Purchased loans are originated primarily within the south central Pennsylvania market and are purchased from only a few select counter parties. These loans usually represent an opportunity to participate in larger credits that are not available in market, with the benefit of lower origination and servicing costs.  In the first quarter of 2014, the Bank purchased $1.3 million of loan participations and commitments.  At March 31, 2014, the Bank held $125.5 million in purchased loan participations in its portfolio.

Consumer loans decreased $764 thousand due primarily to regular payments and maturities.  The Bank believes consumer portfolio will continue to run-down, as consumers are unwilling to increase their debt.

The following table presents a summary of loans outstanding, by primary collateral as of:

			Change
(Dollars in thousands)	March 31, 2014	December 31, 2013	Amount	%
Residential Real Estate 1-4 Family
Consumer first liens	$103,107	$103,573	$(466)	(0.4)
Consumer junior liens and lines of credit	34,606	34,636	(30)	(0.1)
Total consumer	137,713	138,209	(496)	(0.4)

Commercial first lien	62,002	58,466	3,536	6.0
Commercial junior liens and lines of credit	5,338	5,939	(601)	(10.1)
Total commercial	67,340	64,405	2,935	4.6
Total residential real estate 1-4 family	205,053	202,614	2,439	1.2

Residential real estate - construction
Consumer	3,188	3,960	(772)	(19.5)
Commercial	8,565	8,559	6	0.1
Total residential real estate construction	11,753	12,519	(766)	(6.1)

Commercial real estate	322,450	329,373	(6,923)	(2.1)
Commercial	178,986	170,327	8,659	5.1
Total commercial	501,436	499,700	1,736	0.3

Consumer	7,816	8,580	(764)	(8.9)
	726,058	723,413	2,645	0.4
Less: Allowance for loan losses	(9,745)	(9,702)	(43)	(0.4)
Net Loans	$716,313	$713,711	$2,602	0.4

Included in the loan balances are the following:
Net unamortized deferred loan costs	$446	$372
Unamortized discount on purchased loans	$(74)	$(92)

Loans pledged as collateral for borrowings and commitments from:
FHLB	$582,983	$607,524
Federal Reserve Bank	64,669	45,809
	$647,652	$653,333

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

Watch list loans exhibit financial weaknesses that increase the potential risk of default or loss to the Bank. However, inclusion on the watch list, does not by itself, mean a loss is certain. The watch list includes both performing and nonperforming loans. Watch list loans totaled $65.5 million at quarter-end compared to $76.3 million at the prior year- end. The watch list is comprised of $10.3 million rated 6 and $55.2 million rated 7. The Bank has no loans rated 8-doubtful or 9-loss.  The credit composition of the portfolio, by primary collateral is shown in Note 7 of the accompanying financial statement. Included in the substandard loan total is $24.3 million of nonaccrual loans. The Bank’s Loan Management Committee reviews these loans and risk ratings on a quarterly basis in order to proactively identify and manage problem loans. In addition, a committee meets monthly to discuss possible workout strategies for OREO and all credits rated 7 or worse. Management also tracks other commercial loan risk measurements including high loan to value loans, concentrations, participations and policy exceptions and reports these to the Credit Risk Oversight Committee of the Board of Directors. The Bank also uses a third-party consultant to assist with internal loan review with a goal of reviewing 60% of commercial loans each year. The FDIC defines certain supervisory loan-to-value lending limits.  The Bank’s internal loan–to-value limits are all equal to, or have a lower loan-to-value limit, than the supervisory limits.  At March 31, 2014, the Bank had loans of $24.8 million that exceeded the supervisory limit.

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

Loan quality, as measured by the balance of nonperforming loans, is virtually unchanged from year-end. However, the performance ratios related to nonperforming loans, has improved since December 31, 2013. The following table presents a summary of nonperforming assets:

(Dollars in thousands)	March 31, 2014	December 31, 2013

Nonaccrual loans
Residential Real Estate 1-4 Family
First liens	$2,344	$2,599
Junior liens and lines of credit	91	107
Total	2,435	2,706
Residential real estate - construction	530	538
Commercial real estate	18,965	19,001
Commercial	2,407	2,398
Total nonaccrual loans	24,337	24,643

Loans past due 90 days or more and not included above
Residential Real Estate 1-4 Family
First liens	229	302
Junior liens and lines of credit	59	41
Total	288	343
Commercial real estate	-	207
Commercial	-	44
Consumer	7	10
Total loans past due 90 days or more and still accruing	295	604

Total nonperforming loans	24,632	25,247

Other real estate owned	4,307	4,708
Total nonperforming assets	$28,939	$29,955

Nonaccrual loans to total gross loans	3.35%	3.41%
Nonperforming loans to total gross loans	3.39%	3.49%
Nonperforming assets to total assets	2.82%	3.04%
Allowance for loan losses to nonperforming loans	39.56%	38.43%

The following table identifies the most significant loans in nonaccrual status. These nine nonaccrual loans account for 86% of the total nonaccrual balance. The table also indicates those significant nonccrual loans that are classified as troubled debt restructurings (TDR). A TDR loan is maintained on nonaccrual status until a satisfactory repayment history is established.  It is possible that other nonaccrual loans could be removed from nonaccrual status in 2014.  However, it is also possible that other loans may become delinquent and nonperforming loans could remain at a high level due to lengthy workout periods on these loans. All loans on the watch list that are not on nonaccrual or past due 90 days more are considered potential problem loans. Potential problem loans at March 31, 2014 totaled $40.9 million compared to $51.0 million at year-end 2013.

The following table provides information on the most significant nonaccrual loans as of March 31, 2014.

		ALL	Nonaccrual	TDR			Last
(Dollars in thousands)	Balance	Reserve	Date	Status	Collateral	Location	Appraisal(1)

Credit 1 - Commercial real estate	$3,040	$-	Dec-10	N	1st lien on 92 acres undeveloped commercial real estate	PA	Dec-13	$3,304

Credit 2 - Residential real estate and commercial real estate	927	-	Aug-11	N	1st lien on commercial and residential properties and 70 acres of farmland	PA	Jun-13	$1,272

Credit 3 - Residential real estate	2,065	-	Mar-12	Y	1st and 2nd liens on commercial real estate, residential real estate and business assets	PA	Oct-13	$4,320

Credit 4 - Residential real estate	883	-	Jun-12	N	1st lien residential development land - 75 acres	WV	Oct-13	$1,250
					2nd lien residential real estate	PA

Credit 5 - Residential real estate	1,135	-	Apr-12	N	1st and 2nd liens on residential real estate	PA	May-13	$1,935

Credit 6 - Commercial real estate	7,351	-	Sep-12	Y	1st lien residential real estate development -379 acres and other commercial and residential properties	PA	Oct-13	$8,932

Credit 7 - Commercial real estate	2,049	-	Oct-12	N	1st lien on commercial refrigerated warehouse	PA	Feb-13	$5,995

Credit 8 - Commercial / commercial real estate	2,529	959	Mar-13	N	Liens on land, commercial and residential real estate and business assets	PA	Feb-14	$3,268

Credit 9 - Commercial real estate	873	-	Mar-14	N	1st lien on commercial real estate	PA	Nov-10	$1,550

	$20,852	$959

 (1) Appraisal value, as reported, does not reflect the pay-off of any senior liens or the cost to liquidate the collateral, but does reflect only the Bank’s share of the collateral if it is a participated loan.

Credit 1 has been charged down by $3.5 million since being placed on nonaccrual due to declining appraisal values.  This credit is part of a participated loan and the lead bank has begun foreclosure action. Credit 2 is in the process of foreclosure and the real estate is listed for sale.  Credit 3 is a TDR that is not performing in accordance with the modified terms. Credit 4 has been written down by $1.6 million since being placed on nonaccrual, including a write-down of $1.2 million in 2013.  Foreclosure has been delayed as the borrower is considering a settlement offer. Credit 5 contiues to explore external financing to pay off its loan and the real estate is listed for sale.  Credit 6 is a TDR and is performing in accordance with its modified terms.   Credit 7 was paid off in April 2014.  Credit 8, the borrower and guarantor have filed bankruptcy. Credit 9 is a new nonaccrual loan in 2014.

In addition to monitoring nonaccrual loans, the Bank also closely monitors impaired loans and troubled debt restructurings (TDR).  A loan is considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all interest and principal payments due according to the originally contracted terms of the loan agreement.  Nonaccrual loans and TDR loans are always considered impaired. For impaired loans with balances less than $100 thousand and consumer purpose loans, a specific reserve analysis is not performed and these loans are added to the general allocation pool. In accordance with financial accounting standards, TDR loans are always considered impaired until they are paid off.  However, an impaired TDR loan can be a performing loan. Impaired loans totaled $31.0 million at quarter-end compared to $30.9 million at year-end 2013. Included in the impaired loan total is $16.9 million of TDR loans. Note 7 of the accompanying financial statements provides additional information on the composition of the impaired loans, including the allowance for loan loss that has been established for impaired loans.

A loan is considered a troubled debt restructuring (TDR) if the creditor (the Bank), for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. These concessions may include lowering the rate, extending the maturity, reamortization of the payment, or a combination of multiple concessions.   The Bank reviews all loans rated 6 or worse when it is providing a loan restructure, modification or new credit facility to determine if the action is a TDR.  If a TDR loan is placed on nonaccrual status, it remains on nonaccrual status for at least six months to ensure performance. All TDR loans except one, Credit 3 in the table of significant nonaccrual loans, are in compliance with their modified terms. See Note 7 in the accompanying financial statements for a note that identifies TDR loans in the portfolio.

The Bank holds $4.3 million of other real estate owned (OREO), comprised of seven properties compared to $4.7 million and eight properties at December 31, 2013.  The most significant OREO holdings are listed in the table below. Property 1 was written down by $120 thousand in the first quarter of 2014 due to  a lower appraisal and one parcel of this property was sold with a $2 thousand loss. During 2014, the Bank has incurred a net loss of $122 thousand on OREO and an expense of $17 thousand to hold and maintain OREO.

The following table provides additional information on significant other real estate owned properties:

March 31, 2014

(Dollars in thousands)	Date
	Acquired	Balance	Collateral	Location	Last Appraisal

Property 1 (2 properties)	2011	$892	unimproved and improved real estate for residential development on two tracts	PA	Jan-14	$970

Property 2	2012	2,758	1st, 2nd, and 3rd liens residential development land - four tracts with 200 acres	PA	Aug-12	$3,251

		$3,650

At March 31, 2014, the Bank had $801 thousand of residential properties in the process of foreclosure compared to $1.1 million at the end of 2013.

Allowance for Loan Losses:

Management performs a monthly evaluation of the adequacy of the allowance for loan losses (ALL). The ALL is determined by segmenting the loan portfolio based on the loan’s collateral. The Bank further classifies the portfolio based on the primary purpose of the loan, either consumer or commercial.  When calculating the ALL, consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, historical charge-offs, the adequacy of the underlying collateral (if collateral dependent) and other relevant factors. The Bank begins enhanced monitoring of all loans rated 6 (OAEM) or worse, and obtains a new appraisal or asset valuation for any loan rated 7 (substandard) or worse. Management, at its discretion, may determine that additional adjustments to the appraisal or valuation are required.  Valuation adjustments will be made as necessary based on factors, including, but not limited to: the economy, deferred maintenance, industry, type of property/equipment, age of the appraisal, etc. and the knowledge Management has about a particular situation. In addition, the cost to sell or liquidate the collateral is also estimated and deducted from the valuation in order to determine the net realizable value to the Bank. When determining the allowance for loan losses, certain factors involved in the evaluation are inherently subjective and require material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans. Management monitors the adequacy of the allowance for loan losses on an ongoing basis and reports its adequacy quarterly to the Credit Risk Oversight Committee of the Board of Directors. Management believes that the allowance for loan losses at March 31, 2014 is adequate.

The analysis for determining the ALL is consistent with guidance set forth in generally accepted accounting principles (GAAP) and the Interagency Policy Statement on the Allowance for Loan and Lease Losses. The analysis has two components, specific and general allocations. The specific component addresses specific reserves established for impaired loans. A loan is considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all interest and principal payments due according to the originally contracted terms of the loan agreement.  Collateral values discounted for market conditions and selling costs are used to establish specific allocations for impaired loans. It is possible that as a result of the credit analysis, a specific reserve is not required for an impaired loan. For impaired loans with balances less than $100 thousand and consumer purpose loans, a specific reserve analysis is

not performed and these loans are added to the general allocation pool.   Note 7 in the accompanying financial statements provides additional information about the ALL established for impaired loans.

The general allocation component addresses the reserves established for pools of homogenous loans. The general component includes a quantitative and qualitative analysis. When calculating the general allocation, the Bank segregates its loan portfolio into the following sectors based primarily on the type of supporting collateral:  residential real estate, commercial, industrial or agricultural real estate; commercial and industrial (C&I non-real estate), and consumer.  The residential real estate sector is further segregated by first lien loans, junior liens and home equity products, and residential real estate construction. The quantitative analysis uses the Bank’s eight quarter rolling historical loan loss experience adjusted for factors derived from current economic and market conditions that have been determined to have an effect on the probability and magnitude of a loss.   The historical loss experience factor was .97% of gross loans at March 31, 2014 compared to .99% at December 31, 2013.  The qualitative analysis utilizes a risk matrix that incorporates qualitative and environmental factors such as: loan volume, management, loan review process, credit concentrations, competition, and legal and regulatory issues. These factors are each risk rated from minimal to high risk and in total can add up to a maximum qualitative factor of 37.5 basis points. At quarter-end, this factor was 20.5 basis points unchanged from year-end 2013.  These factors are determined on the basis of Management’s observation, judgment and experience.

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

The following table shows the loans that were evaluated for the allowance for loan losses under a specific reserve (individually) and those that were evaluated under a general reserve (collectively), and the amount of the allowance established in each loan class as of March 31, 2014:

	Residential Real Estate 1-4 Family
		Junior Liens &		Commercial
(Dollars in thousands)	First Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Total

March 31, 2014
Loans evaluated for allowance:
Individually	$2,310	$51	$530	$25,029	$1,953	$-	$29,873
Collectively	162,799	39,893	11,223	297,421	177,033	7,816	696,185
Total	$165,109	$39,944	$11,753	$322,450	$178,986	$7,816	$726,058

Allowance established for loans evaluated:
Individually	$-	$-	$-	$247	$968	$-	$1,215
Collectively	1,133	276	374	5,262	1,341	144	8,530
Allowance at March 31, 2014	$1,133	$276	$374	$5,509	$2,309	$144	$9,745

During the first quarter of 2014, $198 thousand was added to the allowance for loan losses (ALL) thorough the provision for loan loss expense.  This is a sizable reduction from the provision expense of $803 thousand for the same period in 2013.

Charged-off loans usually result from: (1) a borrower being legally relieved of loan repayment responsibility through bankruptcy, (2) insufficient collateral sale proceeds to repay a loan; or (3) the borrower and/or guarantor does not own other assets that, if sold, would generate sufficient sale proceeds to repay a loan.

The Bank recorded net loan charge-offs of only $155 thousand for the first quarter compared to $239 thousand for the first quarter of 2013.

The following table presents an analysis of the allowance for loan losses for the periods ended:

	Residential Real Estate 1-4 Family
		Junior Liens &		Commercial
(Dollars in thousands)	First Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Total

Allowance at December 31, 2013	$1,108	$278	$291	$5,571	$2,306	$148	$9,702
Charge-offs	(16)	-	(27)	(114)	(1)	(43)	(201)
Recoveries	3	-	-	-	20	23	46
Provision	38	(2)	110	52	(16)	16	198
Allowance at March 31, 2014	$1,133	$276	$374	$5,509	$2,309	$144	$9,745

Allowance at December 31, 2012	$913	$306	$899	$6,450	$1,620	$191	$10,379
Charge-offs	-	(45)	-	(171)	(7)	(44)	(267)
Recoveries	8	-	-	-	7	13	28
Provision	52	35	(62)	403	352	23	803
Allowance at March 31, 2013	$973	$296	$837	$6,682	$1,972	$183	$10,943

	March 31, 2014	December 31, 2013	March 31, 2013
Net loans charged-off as a percentage of average gross loans	0.09%	0.49%	0.13%
Net loans charged-off as a percentage of the provision for loan losses	78.28%	123.18%	29.76%
Allowance as a percentage of loans	1.34%	1.34%	1.47%
Net charge-offs	$155	$3,597	$239

Deposits:

Total deposits increased $47.2 million during the first three months of 2014 to $892.9 million. Non-interest bearing deposits decreased $7.1 million, while savings and interest-bearing checking increased $43.7 million and time deposits decreased $3.6 million. The increase in non-interest bearing checking accounts occurred primarily in small business checking accounts ($3.8 million) and municipal checking accounts ($2.0 million). Interest bearing checking increased by $10.1 million, primarily from commercial deposits.  The Bank’s Money Management product increased $30.1 million due primarily to an increase in commercial deposits.  Retail time deposits decreased since year-end, as customers moved funds to more liquid accounts.  As of March 31, 2014, the Bank had $5.1 million in CDARS reciprocal time deposits included in brokered time deposits.

			Change
(Dollars in thousands)	March 31, 2014	December 31, 2013	Amount	%
Noninterest-bearing checking	$128,670	$121,565	$7,105	5.8

Interest-bearing checking	190,545	180,450	10,095	5.6
Money management	400,478	370,401	30,077	8.1
Savings	62,879	59,394	3,485	5.9
Total interest-bearing checking and savings	653,902	610,245	43,657	7.2

Retail time deposits	105,196	108,283	(3,087)	(2.9)
Brokered time deposits	5,117	5,631	(514)	(9.1)
Total time deposits	110,313	113,914	(3,601)	(3.2)
Total deposits	$892,885	$845,724	$47,161	5.6

Overdrawn deposit accounts reclassified as loans	$96	$106

Borrowings:

The balance of securities sold under agreements to repurchase, which are accounted for as collateralized financings, decreased $7.9 million from year-end.  The Bank is transitioning customers from this product to a deposit sweep product, which provides full FDIC coverage.  This will free-up collateral that was required to cover these balances and will increase the Bank’s liquidity. The long-term debt from the FHLB decreased due to scheduled amortization.

Shareholders’ Equity:

Total shareholders’ equity increased $2.3 million to $97.7 million at March 31, 2014, compared to $95.4 million at the end of 2013.  The increase in retained earnings from the Corporation’s net income of $1.8 million was partially offset by the cash dividend of $709 thousand. The Corporation’s dividend payout ratio is 38.8% for the first quarter of 2014 compared to 45.0% in 2013.

As part of its quarterly dividend decision, the Corporation considers current and future income projections, dividend yield, payout ratio, and current and future capital ratios. In January 2014, the Board of Directors declared a $.17 per share regular quarterly dividend for the first quarter of 2014.  This compares to a regular quarterly cash dividend of $.17 paid in the first quarter of 2013.

In addition, the Corporation considers how dividend decisions may affect the Dividend Reinvestment Plan (DRIP), which has raised $170 thousand in new capital this year with 9,795 new shares purchased.  The Corporation continually explores other sources of capital as part of its capital management plan for the Corporation and the Bank.  The Corporation did not repurchase any shares of the Corporation’s common stock during the first three months of 2014.

Capital adequacy is currently defined by regulatory agencies through the use of several minimum required ratios.  At March 31, 2014, the Corporation was well capitalized as defined by the banking regulatory agencies.  Regulatory capital ratios for the Corporation and the Bank are shown below:

			Regulatory Ratios
				Well Capitalized
(Dollars in thousands)	March 31, 2014	December 31, 2013	Minimum	Minimum

Total Risk-based Capital Ratio
Franklin Financial Services Corporation	14.53%	14.24%	8.00%	N/A
Farmers & Merchants Trust Company	14.08%	13.78%	8.00%	10.00%

Tier 1 Risk-based Capital Ratio
Franklin Financial Services Corporation	13.25%	12.97%	4.00%	N/A
Farmers & Merchants Trust Company	12.82%	12.52%	4.00%	6.00%

Tier 1 Leverage Ratio
Franklin Financial Services Corporation	9.26%	9.14%	4.00%	N/A
Farmers & Merchants Trust Company	8.94%	8.81%	4.00%	5.00%

Economy

The Corporation’s primary market area includes Franklin, Fulton, Cumberland and Huntingdon County, PA.  This area is diverse in demographic and economic makeup.  County populations range from a low of approximately 15,000 in Fulton County to over 220,000 in Cumberland County. Unemployment in the Bank’s market area has remained virtually unchanged over the past year and ranges from a low of 4.8% in Cumberland County to high of 7.4% in Fulton County.  The market area has a diverse economic base and local industries include, warehousing, truck & rail shipping centers, light and heavy manufacturers, health-care, higher education institutions, farming and agriculture, and a varied service sector.  The Corporation’s primary market area is located in south central Pennsylvania and provides easy access to the major metropolitan markets on the east coast via trucking and rail transportation. Because of this, warehousing and distribution companies continue to find the area attractive. The local economy is not overly dependent on any one industry or business and Management believes that the Bank’s primary market area continues to be well suited for growth as the recession eases.

The following provides selected economic data for the Bank’s primary market:

Economic Data

	March 31, 2014	December 31, 2013
Unemployment Rate (seasonally adjusted)
Market area range (1)	5.4% - 10.3%	5.9% - 9.2%
Pennsylvania	6.2%	7.3%
United States	6.7%	6.7%

Housing Price Index - year over year change
PA, nonmetropolitan statistical area	0.8%	1.3%
United States	4.8%	4.6%

Franklin County Building Permits - year over year change
Residential, estimated	16.0%	18.2%
Multifamily, estimated	-51.0%	-68.5%

(1) Franklin, Cumberland, Fulton and Huntingdon Counties

         Unlike many companies, the assets and liabilities of the Corporation are financial in nature. As such, interest rates and changes in interest rates may have a more significant effect on the Corporation’s financial results than on other types of industries. Because of this, the Corporation watches the actions of the Federal Reserve Open Market Committee

(FOMC) as it makes decisions about interest rate changes. The FOMC continues to hold short-term rates at historic lows.  The FOMC recently announced that it would continue tits tapering of bond purchases that it began at the end of 2013.  In addition, it removed its unemployment target, but maintained the inflation target as it considers an increase in the Fed Funds rate.  These actions have led many analysts to believe that the FOMC will begin to increase rates in 2015.

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

Historically, the Corporation has satisfied its liquidity needs from earnings, repayment of loans and amortizing investment securities, maturing investment securities, loan` sales, deposit growth and its ability to access existing lines of credit.  All investment securities are classified as available for sale; therefore, securities that are not pledged as collateral for borrowings are an additional source of readily available liquidity, either by selling the security or, more preferably, to provide collateral for additional borrowing. At March 31, 2014, the Bank had approximately $105 million (fair value) in its investment portfolio pledged as collateral for deposits and Repos.  Another source of available liquidity for the Bank is a line of credit with the FHLB.  At March 31, 2014, the Bank had approximately $35 million available on this line of credit and $16 million of unsecured lines of credit at correspondent banks. At March 31, 2014, the Bank had an excess borrowing capacity of $233.2 million, which includes the amount available on the line of credit.

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

The Bank has established credit at the Federal Reserve Discount Window and as of quarter-end had the ability to borrow approximately $45 million.

Off Balance Sheet Commitments

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk.  These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments.  Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation.  Unused commitments and standby letters of credit totaled $233.2 million and $239.6 million, respectively, at March 31, 2014 and December 31, 2013.

The Corporation has entered into various contractual obligations to make future payments.  These obligations include time deposits, long-term debt, operating leases, deferred compensation and pension payments.  These amounts have not changed materially from those reported in the Corporation’s 2013 Annual Report on Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the Corporation’s exposure to market risk during the three months ended March 31, 2014. For more information on market risk refer to the Corporation’s 2013 Annual Report on Form 10-K.

Item 4.  Controls and Procedures

Evaluation of Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2014, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 1A. Risk Factors

There were no material changes in the Corporation’s risk factors during the three months ended March 31, 2014. For more information, refer to the Corporation’s 2013 Annual Report on Form 10-K.

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

Franklin Financial Services Corporation

May 9, 2014	/s/ William E. Snell, Jr
William E. Snell, Jr.
President and Chief Executive Officer
(Authorized Officer)

May 9, 2014	/s/ Mark R. Hollar
Mark R. Hollar
Treasurer and Chief Financial Officer
(Principal Financial Officer)