Form 10-Q
period 2014-06-30
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2014-08-11
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer ☐       Accelerated filer  ☐         Non-accelerated filer ☐          Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes☐  No ☒

There were 4,193,398 outstanding shares of the Registrant’s common stock as of July  31, 2014.

Part I FINANCIAL INFORMATION

Item 1 Financial Statements

Consolidated Balance Sheets

	(unaudited)
(Dollars in thousands, except share and per share data)	June 30	December 31
	2014	2013
Assets
Cash and due from banks	$17,515	$13,542
Interest-bearing deposits in other banks	37,276	27,203
Total cash and cash equivalents	54,791	40,745
Investment securities available for sale, at fair value	175,419	159,674
Restricted stock	1,938	1,906
Loans held for sale	600	349
Loans	732,719	723,413
Allowance for loan losses	(9,519)	(9,702)
Net Loans	723,200	713,711
Premises and equipment, net	15,762	16,145
Bank owned life insurance	21,816	21,530
Goodwill	9,016	9,016
Other intangible assets	491	698
Other real estate owned	4,112	4,708
Deferred tax asset, net	4,717	5,445
Other assets	10,689	10,660
Total assets	$1,022,551	$984,587

Liabilities
Deposits
Noninterest-bearing checking	$129,270	$121,565
Money management, savings and interest checking	665,627	610,245
Time	105,807	113,914
Total Deposits	900,704	845,724
Securities sold under agreements to repurchase	2,264	23,834
Long-term debt	12,000	12,403
Other liabilities	7,624	7,238
Total liabilities	922,592	889,199

Shareholders' equity
Common stock, $1 par value per share,15,000,000 shares authorized with
4,581,342 shares issued and 4,192,791 shares outstanding at June 30, 2014 and
4,560,700 shares issued and 4,168,673 shares outstanding at December 31, 2013	4,581	4,561
Capital stock without par value, 5,000,000 shares authorized with no
shares issued and outstanding	-	-
Additional paid-in capital	36,980	36,636
Retained earnings	68,623	65,897
Accumulated other comprehensive loss	(3,277)	(4,696)
Treasury stock, 388,551 shares at June 30, 2014 and 392,027 shares at
December 31, 2013, at cost	(6,948)	(7,010)
Total shareholders' equity	99,959	95,388
Total liabilities and shareholders' equity	$1,022,551	$984,587

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Income

	For the Three Months Ended		For the Six Months Ended
(Dollars in thousands, except per share data) (unaudited)	June 30		June 30
	2014	2013	2014	2013
Interest income
Loans, including fees	$7,648	$8,035	$15,159	$16,332
Interest and dividends on investments:
Taxable interest	661	365	1,302	718
Tax exempt interest	376	381	734	757
Dividend income	31	22	56	40
Deposits and obligations of other banks	45	73	84	131
Total interest income	8,761	8,876	17,335	17,978

Interest expense
Deposits	694	1,162	1,396	2,265
Securities sold under agreements to repurchase	2	12	9	30
Long-term debt	121	122	242	243
Total interest expense	817	1,296	1,647	2,538
Net interest income	7,944	7,580	15,688	15,440
Provision for loan losses	266	803	464	1,605
Net interest income after provision for loan losses	7,678	6,777	15,224	13,835

Noninterest income
Investment and trust services fees	1,101	1,130	2,192	2,148
Loan service charges	250	192	418	442
Mortgage banking activities	19	40	32	18
Deposit service charges and fees	525	452	990	888
Other service charges and fees	317	233	584	455
Debit card income	337	316	643	602
Increase in cash surrender value of life insurance	144	153	286	305
Other real estate owned (losses) gains, net	(62)	(141)	(185)	(141)
Other	10	47	62	89
OTTI losses recognized in earnings	-	(50)	-	(50)
Securities gains, net	221	29	221	29
Total noninterest income	2,862	2,401	5,243	4,785

Noninterest expense
Salaries and employee benefits	4,107	4,018	8,357	8,232
Net occupancy expense	586	568	1,262	1,136
Furniture and equipment expense	237	244	491	491
Advertising	270	317	586	652
Legal and professional fees	353	359	618	639
Data processing	493	451	884	845
Pennsylvania bank shares tax	173	204	347	409
Intangible amortization	104	106	207	213
FDIC insurance	222	270	454	515
ATM/debit card processing	178	165	357	346
Other	892	923	1,741	1,730
Total noninterest expense	7,615	7,625	15,304	15,208
Income before federal income taxes	2,925	1,553	5,163	3,412
Federal income tax expense	606	198	1,018	506
Net income	$2,319	$1,355	$4,145	$2,906

Per share
Basic earnings per share	$0.55	$0.33	$0.99	$0.71
Diluted earnings per share	$0.55	$0.33	$0.99	$0.70
Cash dividends declared	$0.17	$0.17	$0.34	$0.34

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Comprehensive Income

	For the Three Months Ended		For the Six Months Ended
	June 30		June 30
(Dollars in thousands) (unaudited)	2014	2013	2014	2013
Net Income	$2,319	$1,355	$4,145	$2,906

Securities:
Unrealized gains (losses) arising during the period	774	(1,768)	2,194	(1,591)
Reclassification adjustment for (gains) losses included in net income	(221)	21	(221)	21
Net unrealized (losses) gains	553	(1,747)	1,973	(1,570)
Tax effect	(188)	594	(671)	534
Net of tax amount	365	(1,153)	1,302	(1,036)

Derivatives:
Unrealized (losses) gains arising during the period	(4)	42	(12)	44
Reclassification adjustment for losses included in net income (1)	94	152	189	332
Net unrealized gains	90	194	177	376
Tax effect	(30)	(66)	(60)	(128)
Net of tax amount	60	128	117	248

Total other comprehensive income (loss)	425	(1,025)	1,419	(788)
Total Comprehensive Income	$2,744	$330	$5,564	$2,118

Reclassification adjustment / Statement line item	Tax expense (benefit)		Tax expense (benefit)
(1) Derivatives / interest expense on deposits	$(32)	$(52)	$(64)	$(113)

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Changes in Shareholders' Equity

For the Six months June 30, 2014 and 2013:

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
(Dollars in thousands, except per share data) (unaudited)	Stock	Capital	Earnings	Loss	Stock	Total
Balance at December 31, 2012	$4,503	$35,788	$62,475	$(4,050)	$(7,082)	$91,634
Net income	-	-	2,906	-	-	2,906
Other comprehensive loss	-	-	-	(788)	-	(788)
Cash dividends declared, $.34 per share	-	-	(1,399)	-	-	(1,399)
Treasury shares issued under stock option plans, 3,701 shares	-	(20)	-	-	67	47
Common stock issued under dividend reinvestment plan, 22,920 shares	23	338	-	-	-	361
Balance at June 30, 2013	$4,526	$36,106	$63,982	$(4,838)	$(7,015)	$92,761

Balance at December 31, 2013	$4,561	$36,636	$65,897	$(4,696)	$(7,010)	$95,388
Net income	-	-	4,145	-	-	4,145
Other comprehensive income	-	-	-	1,419	-	1,419
Cash dividends declared, $.34 per share	-	-	(1,419)	-	-	(1,419)
Treasury shares issued under stock option plans, 3,476 shares	-	(10)	-	-	62	52
Common stock issued under dividend reinvestment plan, 20,642 shares	20	354	-	-	-	374
Balance at June 30, 2014	$4,581	$36,980	$68,623	$(3,277)	$(6,948)	$99,959

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows

	Six Months Ended June 30
	2014	2013
(Dollars in thousands) (unaudited)
Cash flows from operating activities
Net income	$4,145	$2,906
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	732	754
Net amortization of loans and investment securities	893	910
Amortization and net change in mortgage servicing rights valuation	8	33
Amortization of intangibles	207	213
Provision for loan losses	464	1,605
Net realized gains on sales of securities	(221)	(29)
Impairment writedown on securities recognized in earnings	-	50
Loans originated for sale	(3,554)	(5,270)
Proceeds from sale of loans	3,303	5,099
Writedown of other real estate owned	200	135
Net (gain) loss on sale or disposal of other real estate/other repossessed assets	(15)	6
Increase in cash surrender value of life insurance	(286)	(305)
(Increase) decrease in other assets	(118)	1,077
Increase (decrease) in other liabilities	526	(265)
Other, net	87	705
Net cash provided by operating activities	6,371	7,624

Cash flows from investing activities
Proceeds from sales and calls of investment securities available for sale	1,582	5,147
Proceeds from maturities and paydowns of securities available for sale	12,313	18,376
Purchase of investment securities available for sale	(28,362)	(42,743)
Net (increase) decrease in restricted stock	(32)	1,436
Net (increase) decrease in loans	(10,012)	23,614
Capital expenditures	(321)	(275)
Proceeds from sale of other real estate/other repossessed assets	493	15
Net cash (used in) provided by investing activities	(24,339)	5,570

Cash flows from financing activities
Net increase in demand deposits, NOW, and savings accounts	63,087	50,532
Net decrease in time deposits	(8,107)	(43,175)
Net decrease in repurchase agreements	(21,570)	(3,275)
Long-term debt payments	(403)	(4)
Dividends paid	(1,419)	(1,399)
Treasury stock issued under stock option plans	52	47
Common stock issued under dividend reinvestment plan	374	361
Net cash provided by financing activities	32,014	3,087

Increase in cash and cash equivalents	14,046	16,281
Cash and cash equivalents as of January 1	40,745	77,834
Cash and cash equivalents as of June 30	$54,791	$94,115

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest on deposits and other borrowed funds	$1,670	$2,607
Income taxes	$236	$300

Noncash Activities
Loans transferred to Other Real Estate	$82	$293

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, and cash flows as of June  30, 2014, and for all other periods presented have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted.  It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s 2013 Annual Report on Form 10-K.  The consolidated results of operations for the period ended June  30, 2014 are not necessarily indicative of the operating results for the full year.  Management has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.

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

Earnings per share are computed based on the weighted average number of shares outstanding during each period end.  A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

	For the Three Months Ended		For the Six Months Ended
	June 30		June 30
(Dollars and shares in thousands, except per share data)	2014	2013	2014	2013
Weighted average shares outstanding (basic)	4,184	4,126	4,178	4,119
Impact of common stock equivalents	7	7	6	7
Weighted average shares outstanding (diluted)	4,191	4,133	4,184	4,126
Anti-dilutive options excluded from calculation	34	46	37	57
Net income	$2,319	$1,355	$4,145	$2,906
Basic earnings per share	$0.55	$0.33	$0.99	$0.71
Diluted earnings per share	$0.55	$0.33	$0.99	$0.70

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

Revenue from Contracts with Customers (Topic 606). The amendments in this Update (ASU 2014-09) establish a comprehensive revenue recognition standard for virtually all industries under U.S. GAAP, including those that previously followed industry-specific guidance such as the real estate, construction and software industries. The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this objective, the standard requires five basic steps: i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The ASU is effective for public entities for annual periods beginning after December 15, 2016, including interim periods therein. Three basic transition methods are available – full retrospective, retrospective with certain practical expedients, and a cumulative effect approach. Under the third alternative, an entity would apply the new revenue standard only to contracts that are incomplete under legacy U.S. GAAP at the date of initial application (e.g. January 1, 2017) and recognize the cumulative effect of the new standard as an adjustment to the opening balance of retained earnings. That is, prior years would not be restated and additional disclosures would be required to enable users of the financial statements to understand the impact of adopting the new standard in the current year compared to prior years that are presented under legacy U.S. GAAP. Early adoption is prohibited under U.S. GAAP. The Corporation does not believe ASU 2014-09 will have a material effect on its financial statements.

Note 3. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss included in shareholders' equity are as follows:

	June 30	December 31
	2014	2013
(Dollars in thousands)
Net unrealized gains (losses) on securities	$1,232	$(741)
Tax effect	(419)	252
Net of tax amount	813	(489)

Net unrealized losses on derivatives	(384)	(561)
Tax effect	131	191
Net of tax amount	(253)	(370)

Accumulated pension adjustment	(5,814)	(5,814)
Tax effect	1,977	1,977
Net of tax amount	(3,837)	(3,837)

Total accumulated other comprehensive loss	$(3,277)	$(4,696)

Note 4. Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Bank generally holds collateral and/or personal guarantees supporting these commitments.  The Bank had $22.5 million and $20.2 million of standby letters of credit as of June  30, 2014 and

December 31, 2013, respectively. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The amount of the liability as of June  30, 2014 and December 31, 2013 for guarantees under standby letters of credit issued was not material.

Note 5. Investments

The amortized cost and estimated fair value of investment securities available for sale as of June  30, 2014 and December 31, 2013 is as follows:

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
June 30, 2014	cost	gains	losses	value
Equity securities	$110	$284	$-	$394
U.S. Government agency securities	15,376	99	(80)	15,395
Municipal securities	64,018	1,762	(730)	65,050
Corporate debt securities	1,000	-	-	1,000
Trust preferred securities	5,931	-	(625)	5,306
Agency mortgage-backed securities	85,859	905	(412)	86,352
Private-label mortgage-backed securities	1,845	45	(14)	1,876
Asset-backed securities	48	-	(2)	46
	$174,187	$3,095	$(1,863)	$175,419

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
December 31, 2013	cost	gains	losses	value
Equity securities	$1,472	$499	$(1)	$1,970
U.S. Government agency securities	11,771	94	(114)	11,751
Municipal securities	56,861	1,400	(1,404)	56,857
Corporate debt securities	1,002	-	(1)	1,001
Trust preferred securities	5,922	-	(871)	5,051
Agency mortgage-backed securities	81,352	726	(1,051)	81,027
Private-label mortgage-backed securities	1,984	16	(31)	1,969
Asset-backed securities	51	-	(3)	48
	$160,415	$2,735	$(3,476)	$159,674

At June 30, 2014 and December 31, 2013, the fair value of investment securities pledged to secure public funds, trust balances, repurchase agreements, deposit and other obligations totaled $83.9 million and $107.6 million, respectively.

The amortized cost and estimated fair value of debt securities at June 30, 2014, by contractual maturity are shown below. Actual maturities may differ from contractual maturities because of prepayment or call options embedded in the securities.

(Dollars in thousands)	Amortized cost	Fair value
Due in one year or less	$2,741	$2,780
Due after one year through five years	11,474	11,911
Due after five years through ten years	27,749	28,064
Due after ten years	44,409	44,042
	86,373	86,797
Mortgage-backed securities	87,704	88,228
	$174,077	$175,025

The following table provides additional detail about trust preferred securities as of June  30, 2014:

Trust Preferred Securities

(Dollars in thousands)
Deal Name	Single Issuer or Pooled	Class	Amortized Cost	Fair Value	Gross Unrealized Gain (Loss)	Lowest Credit Rating Assigned	Number of Banks Currently Performing	Deferrals and Defaults as % of Original Collateral	Expected Deferral/ Defaults as a Percentage of Remaining Performing Collateral

Huntington Cap Trust	Single	Preferred Stock	$937	$844	$(93)	BB+	1	None	None
Huntington Cap Trust II	Single	Preferred Stock	887	821	(66)	BB+	1	None	None
BankAmerica Cap III	Single	Preferred Stock	962	836	(126)	BB+	1	None	None
Wachovia Cap Trust II	Single	Preferred Stock	276	257	(19)	BBB+	1	None	None
Corestates Captl Tr II	Single	Preferred Stock	934	871	(63)	BBB+	1	None	None
Chase Cap VI JPM	Single	Preferred Stock	961	865	(96)	BBB	1	None	None
Fleet Cap Tr V	Single	Preferred Stock	974	812	(162)	BB+	1	None	None
			$5,931	$5,306	$(625)

The following table provides additional detail about private label mortgage-backed securities as of June  30, 2014:

Private Label Mortgage Backed Securities

(Dollars in thousands)				Gross				Cumulative
	Origination	Amortized	Fair	Unrealized	Collateral	Lowest Credit	Credit	OTTI
Description	Date	Cost	Value	Gain (Loss)	Type	Rating Assigned	Support %	Charges
RALI 2004-QS4 A7	3/1/2004	$129	$134	$5	ALT A	BBB+	12.53	$-
MALT 2004-6 7A1	6/1/2004	424	444	20	ALT A	CCC	14.38	-
RALI 2005-QS2 A1	2/1/2005	308	321	13	ALT A	CC	5.78	10
RALI 2006-QS4 A2	4/1/2006	575	567	(8)	ALT A	D	-	293
GSR 2006-5F 2A1	5/1/2006	91	98	7	Prime	D	-	15
RALI 2006-QS8 A1	7/28/2006	318	312	(6)	ALT A	D	-	197
		$1,845	$1,876	$31				$515

Impairment:

The investment portfolio contained 99 securities with $75.8 million of temporarily impaired fair value and $1.9 million in unrealized losses at June 30, 2014. The total unrealized loss position has improved by $1.6 million since year-end 2013.

For securities with an unrealized loss, Management applies a systematic methodology in order to perform an assessment of the potential for other-than-temporary impairment.  In the case of debt securities, investments considered for other-than-temporary impairment: (1) had a specified maturity or repricing date; (2) were generally expected to be redeemed at par, and (3) were expected to achieve a recovery in market value within a reasonable period of time. In addition, the Bank considers whether it intends to sell these securities or whether it will be forced to sell these securities before the earlier of amortized cost recovery or maturity. Equity securities are assessed for other-than-temporary impairment based on the length of time of impairment, dollar amount of the impairment and general market and financial conditions relating to specific issues.  The impairment identified on debt and equity securities and subject to assessment at June 30, 2014, was deemed to be temporary and required no further adjustments to the financial statements, unless otherwise noted.

 The following table reflects temporary impairment in the investment portfolio (excluding restricted stock), aggregated by investment category, length of time that individual securities have been in a continuous unrealized loss position and the number of securities in each category as of June  30, 2014 and December 31, 2013:

	June 30, 2014
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Government agency securities	$2,078	$(2)	3	$7,509	$(78)	13	$9,587	$(80)	16
Municipal securities	10,051	(111)	14	15,070	(619)	21	25,121	(730)	35
Trust preferred securities	-	-	-	5,306	(625)	7	5,306	(625)	7
Agency mortgage-backed securities	20,400	(126)	21	14,472	(286)	17	34,872	(412)	38
Private-label mortgage-backed securities	-	-	-	879	(14)	2	879	(14)	2
Asset-backed securities	-	-	-	5	(2)	1	5	(2)	1
Total temporarily impaired securities	$32,529	$(239)	38	$43,241	$(1,624)	61	$75,770	$(1,863)	99

	December 31, 2013
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

Equity securities	$22	$(1)	1	$-	$-	-	$22	$(1)	1
U.S. Government agency securities	3,971	(85)	7	3,807	(29)	7	7,778	(114)	14
Municipal securities	16,770	(1,022)	24	3,160	(382)	4	19,930	(1,404)	28
Corporate debt securities	-	-	-	1,001	(1)	1	1,001	(1)	1
Trust preferred securities	-	-	-	5,051	(871)	7	5,051	(871)	7
Agency mortgage-backed securities	40,395	(999)	38	2,213	(52)	4	42,608	(1,051)	42
Private-label mortgage-backed securities	-	-	-	911	(31)	2	911	(31)	2
Asset-backed securities	-	-	-	48	(3)	3	48	(3)	3
Total temporarily impaired securities	$61,158	$(2,107)	70	$16,191	$(1,369)	28	$77,349	$(3,476)	98

The municipal bond portfolio has the largest unrealized loss at $730 thousand, but this is $674 thousand less than at the prior-year end.  The unrealized loss in this portfolio is deemed to be non-credit related and no other-than-temporary impairment charges have been recorded.

The trust preferred portfolio contains seven securities with a fair value of $5.3 million and an unrealized loss of $625 thousand. The trust-preferred securities held by the Bank are single entity issues, not pooled trust preferred securities.  Therefore, the impairment review of these securities is based only on the issuer and the security cannot be impaired by the performance of other issuers as if it was a pooled trust-preferred bond. All of the Bank’s trust preferred securities are single issue, variable rate notes with long maturities (2027 – 2028).  None of these bonds have suspended or missed a dividend payment. At June 30, 2014, the Bank believes it will be able to collect all interest and principal due on these bonds and no other-than-temporary-impairment charges were recorded.

The PLMBS sector shows a gross unrealized loss of $14 thousand. These bonds were all rated AAA at time of purchase, but have since experienced rating declines. Some have experienced increased delinquencies and defaults, while others have seen the credit support increase as the bonds paid-down. The Bank monitors the performance of the PLMBS investments on a regular basis and reviews delinquencies, default rates, credit support levels and various cash flow stress test scenarios. In determining the credit related loss, Management considers all principal past due 60 days or more as a loss. If additional principal moves beyond 60 days past due, it will also be considered a loss. As a result of the analysis on PLMBS it was determined that no impairment charge was required at quarter end. The Bank has recorded $515 thousand of cumulative impairment charges on this portfolio. Management continues to monitor these securities and it is possible that additional write-downs may occur if current loss trends continue. The Bank is currently participating in a class-action lawsuit against one PLMBS servicer that centers on defective warranties and representations made as part of the underwriting process.

The Bank held $1.9 million of restricted stock at June 30, 2014.  Except for $30 thousand, this investment represents stock in FHLB Pittsburgh. The Bank is required to hold this stock to be a member of FHLB and it is carried at cost of $100 per share.

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

Note 6. Loans

The Bank reports its loan portfolio based on the primary collateral of the loan. It further classifies these loans by the primary purpose, either consumer or commercial. The Bank’s residential real estate loans include long-term loans to individuals and businesses secured by mortgages on the borrower’s real property and include home equity loans.  Construction loans are made to finance the purchase of land and the construction of residential and commercial buildings thereon, and are secured by mortgages on real estate.  Commercial real estate loans include construction, owner and non-owner occupied properties and farm real estate.  Commercial loans are made to businesses of various sizes for a variety of purposes including property, plant and equipment, working capital and loans to government municipalities.  Commercial lending is concentrated in the Bank’s primary market, but also includes purchased loan participations. Consumer loans are comprised of installment loans and unsecured personal lines of credit.

A summary of loans outstanding, by primary collateral, at the end of the reporting periods is as follows:

			Change
(Dollars in thousands)	June 30, 2014	December 31, 2013	Amount	%
Residential Real Estate 1-4 Family
Consumer first liens	$102,849	$103,573	$(724)	(0.7)
Consumer junior liens and lines of credit	35,131	34,636	495	1.4
Total consumer	137,980	138,209	(229)	(0.2)

Commercial first lien	58,639	58,466	173	0.3
Commercial junior liens and lines of credit	4,940	5,939	(999)	(16.8)
Total commercial	63,579	64,405	(826)	(1.3)
Total residential real estate 1-4 family	201,559	202,614	(1,055)	(0.5)

Residential real estate - construction
Consumer	2,414	3,960	(1,546)	(39.0)
Commercial	8,868	8,559	309	3.6
Total residential real estate construction	11,282	12,519	(1,237)	(9.9)

Commercial real estate	322,465	329,373	(6,908)	(2.1)
Commercial	190,130	170,327	19,803	11.6
Total commercial	512,595	499,700	12,895	2.6

Consumer	7,283	8,580	(1,297)	(15.1)
	732,719	723,413	9,306	1.3
Less: Allowance for loan losses	(9,519)	(9,702)	183	1.9
Net Loans	$723,200	$713,711	$9,489	1.3

Included in the loan balances are the following:
Net unamortized deferred loan costs	$472	$372
Unamortized discount on purchased loans	$(49)	$(92)

Loans pledged as collateral for borrowings and commitments from:
FHLB	$594,772	$607,524
Federal Reserve Bank	57,689	45,809
	$652,461	$653,333

Note 7. Loan Quality

The following table presents, by class, the activity in the Allowance for Loan Losses (ALL) for the periods ended:

	Residential Real Estate 1-4 Family
		Junior Liens &		Commercial
(Dollars in thousands)	First Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Total

Allowance at March 31, 2014	$1,133	$276	$374	$5,509	$2,309	$144	$9,745
Charge-offs	(241)	-	-	(234)	(11)	(37)	(523)
Recoveries	-	-	-	-	13	18	31
Provision	187	(10)	(113)	137	55	10	266
Allowance at June 30, 2014	$1,079	$266	$261	$5,412	$2,366	$135	$9,519

Allowance at December 31, 2013	$1,108	$278	$291	$5,571	$2,306	$148	$9,702
Charge-offs	(257)	-	(27)	(348)	(12)	(80)	(724)
Recoveries	3	-	-	-	33	41	77
Provision	225	(12)	(3)	189	39	26	464
Allowance at June 30, 2014	$1,079	$266	$261	$5,412	$2,366	$135	$9,519

Allowance at March 31, 2013	$973	$296	$837	$6,682	$1,972	$183	$10,943
Charge-offs	(39)	-	-	-	(317)	(40)	(396)
Recoveries	1	-	-	3	68	16	88
Provision	430	(18)	(136)	45	479	3	803
Allowance at June 30, 2013	$1,365	$278	$701	$6,730	$2,202	$162	$11,438

Allowance at December 31, 2012	$913	$306	$899	$6,450	$1,620	$191	$10,379
Charge-offs	(39)	(45)	-	(167)	(327)	(84)	(662)
Recoveries	9	-	-	3	75	29	116
Provision	482	17	(198)	444	834	26	1,605
Allowance at June 30, 2013	$1,365	$278	$701	$6,730	$2,202	$162	$11,438

The following table presents, by class, loans that were evaluated for the ALL under the specific reserve (individually) and those that were evaluated under the general reserve (collectively) and the amount of the ALL established in each class as of June  30, 2014 and December 31, 2013:

	Residential Real Estate 1-4 Family
		Junior Liens &		Commercial
(Dollars in thousands)	First Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Total

June 30, 2014
Loans evaluated for allowance:
Individually	$1,158	$51	$525	$22,210	$1,924	$-	$25,868
Collectively	160,330	40,020	10,757	300,255	188,206	7,283	706,851
Total	$161,488	$40,071	$11,282	$322,465	$190,130	$7,283	$732,719

Allowance established for loans evaluated:
Individually	$-	$-	$-	$68	$957	$-	$1,025
Collectively	1,079	266	261	5,344	1,409	135	8,494
Allowance at June 30, 2014	$1,079	$266	$261	$5,412	$2,366	$135	$9,519

December 31, 2013
Loans evaluated for allowance:
Individually	$2,354	$50	$537	$25,107	$1,996	$-	$30,044
Collectively	159,685	40,525	11,982	304,266	168,331	8,580	693,369
Total	$162,039	$40,575	$12,519	$329,373	$170,327	$8,580	$723,413

Allowance established for loans evaluated:
Individually	$9	$-	$-	$89	$1,002	$-	$1,100
Collectively	1,099	278	291	5,482	1,304	148	8,602
Allowance at December 31, 2013	$1,108	$278	$291	$5,571	$2,306	$148	$9,702

The following table shows additional information about those loans considered to be impaired at June  30, 2014 and December 31, 2013:

	Impaired Loans
	With No Allowance		With Allowance
(Dollars in thousands)		Unpaid		Unpaid
	Recorded	Principal	Recorded	Principal	Related
June 30, 2014	Investment	Balance	Investment	Balance	Allowance
Residential Real Estate 1-4 Family
First liens	$2,271	$2,348	$-	$-	$-
Junior liens and lines of credit	120	145	-	-	-
Total	2,391	2,493	-	-	-
Residential real estate - construction	525	553	-	-	-
Commercial real estate	21,338	27,103	916	1,022	68
Commercial	139	392	1,898	2,019	957
Total	$24,393	$30,541	$2,814	$3,041	$1,025

December 31, 2013
Residential Real Estate 1-4 Family
First liens	$3,030	$3,500	$9	$39	$9
Junior liens and lines of credit	108	127	-	-	-
Total	3,138	3,627	9	39	9
Residential real estate - construction	537	556	-	-	-
Commercial real estate	24,188	30,334	966	1,043	89
Commercial	88	89	1,970	2,043	1,002
Total	$27,951	$34,606	$2,945	$3,125	$1,100

The following table shows the average of impaired loans and related interest income for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30, 2014		June 30, 2014
	Average	Interest	Average	Interest
(Dollars in thousands)	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Residential Real Estate 1-4 Family
First liens	$2,289	$15	$2,753	$25
Junior liens and lines of credit	120	-	123	-
Total	2,409	15	2,876	25
Residential real estate - construction	527	-	530	-
Commercial real estate	22,399	81	24,032	174
Commercial	2,056	-	2,074	1
Total	$27,391	$96	$29,512	$200

	Three Months Ended		Six Months Ended
	June 30, 2013		June 30, 2013
	Average	Interest	Average	Interest
(Dollars in thousands)	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Residential Real Estate 1-4 Family
First liens	$3,439	$4	$4,283	$8
Junior liens and lines of credit	679	4	722	1
Total	4,118	8	5,005	9
Residential real estate - construction	550	-	692	-
Commercial real estate	29,705	96	24,218	36
Commercial	2,454	-	4,219	36
Total	$36,827	$104	$34,134	$81

The following table presents the aging of payments of the loan portfolio:

(Dollars in thousands)		Loans Past Due and Still Accruing					Total
	Current	30-59 Days	60-89 Days	90 Days+	Total	Non-Accrual	Loans
June 30, 2014
Residential Real Estate 1-4 Family
First liens	$159,292	$316	$213	$392	$921	$1,275	$161,488
Junior liens and lines of credit	39,811	111	28	11	150	110	40,071
Total	199,103	427	241	403	1,071	1,385	201,559
Residential real estate - construction	10,138	-	619	-	619	525	11,282
Commercial real estate	303,567	546	2,167	-	2,713	16,185	322,465
Commercial	187,344	225	18	-	243	2,543	190,130
Consumer	7,160	84	31	8	123	-	7,283
Total	$707,312	$1,282	$3,076	$411	$4,769	$20,638	$732,719

December 31, 2013
Residential Real Estate 1-4 Family
First liens	$156,916	$1,725	$497	$302	$2,524	$2,599	$162,039
Junior liens and lines of credit	40,204	204	19	41	264	107	40,575
Total	197,120	1,929	516	343	2,788	2,706	202,614
Residential real estate - construction	11,458	523	-	-	523	538	12,519
Commercial real estate	309,531	634	-	207	841	19,001	329,373
Commercial	167,747	78	60	44	182	2,398	170,327
Consumer	8,430	117	23	10	150	-	8,580
Total	$694,286	$3,281	$599	$604	$4,484	$24,643	$723,413

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

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total

June 30, 2014
Residential Real Estate 1-4 Family
First liens	$153,596	$2,880	$5,012	$-	$161,488
Junior liens and lines of credit	39,708	-	363	-	40,071
Total	193,304	2,880	5,375	-	201,559
Residential real estate - construction	10,128	-	1,154	-	11,282
Commercial real estate	285,623	6,514	30,328	-	322,465
Commercial	171,302	9,134	9,694	-	190,130
Consumer	7,275	-	8	-	7,283
Total	$667,632	$18,528	$46,559	$-	$732,719

December 31, 2013
Residential Real Estate 1-4 Family
First liens	$150,762	$3,653	$7,624	$-	$162,039
Junior liens and lines of credit	40,102	66	407	-	40,575
Total	190,864	3,719	8,031	-	202,614
Residential real estate - construction	10,955	-	1,564	-	12,519
Commercial real estate	281,857	11,861	35,655	-	329,373
Commercial	154,888	3,393	12,046	-	170,327
Consumer	8,570	-	10	-	8,580
Total	$647,134	$18,973	$57,306	$-	$723,413

The following table presents information on the Bank’s Troubled Debt Restructuring (TDR) loans:

					Troubled Debt Restructurings
					That Have Defaulted on
(Dollars in thousands)	Troubled Debt Restructurings				Modified Terms YTD
	Number of	Recorded			Number of	Recorded
	Contracts	Investment	Performing*	Nonperforming*	Contracts	Investment
June 30, 2014
Residential real estate - construction	1	$525	$-	$525	-	$-
Residential real estate	5	603	603	-	-	-
Commercial real estate	12	15,556	14,609	947	-	-
Total	18	$16,684	$15,212	$1,472	-	$-

December 31, 2013
Residential real estate - construction	1	$537	$-	$537	-	$-
Residential real estate	5	625	625	-	-	-
Commercial real estate	12	15,877	14,318	1,559	-	-
Total	18	$17,039	$14,943	$2,096	-	$-

*The performing status is determined by the loan’s compliance with the modified terms.

There were no new TDR loans made during 2014.

The following table reports new TDR loans made during 2013, concession granted and the recorded investment as of June 30, 2013:

	New During Period
	Number of	Pre-TDR	After-TDR	Recorded
Three Months Ended June 30, 2013	Contracts	Modification	Modification	Investment	Concession
Residential real estate	1	$75	$75	$75	multiple
Commercial real estate	1	8,014	8,014	8,014	multiple
	2	$8,089	$8,089	$8,089

Six Months Ended June 30, 2013
Residential real estate	1	$75	$75	$75	multiple
Commercial real estate	2	10,458	10,745	10,659	multiple
	3	$10,533	$10,820	$10,734

Note 8. Pension

The components of pension expense for the periods presented are as follows:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2014	2013	2014	2013
Components of net periodic cost:
Service cost	$83	$114	$169	$228
Interest cost	194	179	391	358
Expected return on plan assets	(291)	(312)	(581)	(624)
Recognized net actuarial loss	81	159	163	318
Net period cost	$67	$140	$142	$280

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

The following methods and assumptions were used to estimate the fair values of the Corporation’s financial instruments at June  30, 2014 and December 31, 2013.

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

The fair value of the Corporation's financial instruments are as follows:

	June 30, 2014
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3

Financial assets:
Cash and cash equivalents	$54,791	$54,791	$54,791	$-	$-
Investment securities available for sale	175,419	175,419	394	175,025	-
Restricted stock	1,938	1,938	-	1,938	-
Loans held for sale	600	600	-	600	-
Net loans	723,200	726,748	-	-	726,748
Accrued interest receivable	3,210	3,210	-	3,210	-
Mortgage servicing rights	176	176	-	-	176

Financial liabilities:
Deposits	$900,704	$901,068	$-	$901,068	$-
Securities sold under agreements to repurchase	2,264	2,264	-	2,264	-
Long-term debt	12,000	12,418	-	12,418	-
Accrued interest payable	206	206	-	206	-
Interest rate swaps	384	384	-	384	-

	December 31, 2013
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3

Financial assets:
Cash and cash equivalents	$40,745	$40,745	$40,745	$-	$-
Investment securities available for sale	159,674	159,674	1,970	157,704	-
Restricted stock	1,906	1,906	-	1,906	-
Loans held for sale	349	349	-	349	-
Net loans	713,711	722,119	-	-	722,119
Accrued interest receivable	3,087	3,087	-	3,087	-
Mortgage servicing rights	184	184	-	-	184

Financial liabilities:
Deposits	$845,724	$846,289	$-	$846,289	$-
Securities sold under agreements to repurchase	23,834	23,834	-	23,834	-
Long-term debt	12,403	12,999	-	12,999	-
Accrued interest payable	229	229	-	229	-
Interest rate swaps	561	561	-	561	-

Recurring Fair Value Measurements

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June  30, 2014 and December 31, 2013 are as follows:

(Dollars in Thousands)	Fair Value at June 30, 2014
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities	$394	$-	$-	$394
Obligations of U.S. Government agencies	-	15,395	-	15,395
Obligations of state and political subdivisions	-	65,050	-	65,050
Corporate debt securities	-	1,000	-	1,000
Trust Preferred Securities	-	5,306	-	5,306
Agency mortgage-backed securities	-	86,352	-	86,352
Private-label mortgage-backed securities	-	1,876	-	1,876
Asset-backed securities	-	46	-	46
Total assets	$394	$175,025	$-	$175,419

Liability Description
Interest rate swaps	$-	$384	$-	$384
Total liabilities	$-	$384	$-	$384

(Dollars in Thousands)	Fair Value at December 31, 2013
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities	$1,970	$-	$-	$1,970
Obligations of U.S. Government agencies	-	11,751	-	11,751
Obligations of state and political subdivisions	-	56,857	-	56,857
Corporate debt securities	-	1,001	-	1,001
Trust Preferred Securities	-	5,051	-	5,051
Agency mortgage-backed securities	-	81,027	-	81,027
Private-label mortgage-backed securities	-	1,969	-	1,969
Asset-backed securities	-	48	-	48
Total assets	$1,970	$157,704	$-	$159,674

Liability Description
Interest rate swaps	$-	$561	$-	$561
Total liabilities	$-	$561	$-	$561

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

Nonrecurring Fair Value Measurements

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June  30, 2014 and December 31, 2013 are as follows:

(Dollars in Thousands)
	Fair Value at June 30, 2014
Asset Description	Level 1	Level 2	Level 3	Total
Impaired loans (1)	$-	$-	$2,730	$2,730
Other real estate owned (1)	-	-	831	831
Mortgage servicing rights	-	-	176	176
Total assets	$-	$-	$3,737	$3,737

(Dollars in Thousands)	Fair Value at December 31, 2013
Asset Description	Level 1	Level 2	Level 3	Total
Impaired loans (1)	$-	$-	$8,588	$8,588
Other real estate owned (1)	-	-	498	498
Mortgage servicing rights	-	-	184	184
Total assets	$-	$-	$9,270	$9,270

(1)	Includes assets directly charged-down to fair value during the year-to-date period.

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

The Corporation did not record any liabilities at fair value for which measurement of the fair value was made on a nonrecurring basis at June  30, 2014. For financial assets and liabilities measured at fair value on a recurring basis, there were no transfers of financial assets or liabilities between Level 1 and Level 2 during the period ending June  30, 2014.

The following table presents additional quantitative information about Level 3 assets measured at fair value on a nonrecurring basis:

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in Thousands)	at June 30, 2014
				Range
Asset Description	Fair Value	Valuation Technique	Unobservable Input	(Weighted Average)
Impaired loans (1)	$2,730	Appraisal	Appraisal Adjustments (2)	0% - 100% (30.44%)
			Cost to sell	0% - 10% (4.70%)
Other real estate owned (1)	831	Appraisal	Appraisal Adjustments (2)
			Cost to sell	8% (8%)
Mortgage servicing rights	176	Discounted Cash Flow (3)

	at December 31, 2013
Impaired loans (1)	$8,588	Appraisal	Appraisal Adjustments (2)	0% - 60% (5%)
			Cost to sell	5% - 13.5% (7%)
Other real estate owned (1)	498	Appraisal	Appraisal Adjustments (2)
			Cost to sell	8% (8%)
Mortgage servicing rights	184	Discounted Cash Flow (3)

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

Information regarding the interest rate swaps as of June  30, 2014 follows:

(Dollars in thousands)				Amount Expected to
be Expensed into
Notional	Maturity	Interest Rate		Earnings within the
Amount	Date	Fixed	Variable	next 12 Months

$10,000	5/30/2015	3.87%	0.04%	$351

Fair Value of Derivative Instruments in the Consolidated Balance Sheets were as follows as of June  30, 2014 and December 31, 2013:

Fair Value of Derivative Instruments
(Dollars in thousands)		Balance Sheet
Date	Type	Location	Fair Value
June 30, 2014	Interest rate contracts	Other liabilities	$384
December 31, 2013	Interest rate contracts	Other liabilities	$561

The Effect of Derivative Instruments on the Statement of Income for the Three and Six Months Ended June  30, 2014 and 2013 follows:

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships
(Dollars in thousands)					Amount of Gain
				Location of	or (Loss)
				Gain or (Loss)	Recognized in
				Recognized in	Income on
		Location of	Amount of Gain	Income on	Derivatives
	Amount of Gain	Gain or (Loss)	or (Loss)	Derivative (Ineffective	(Ineffective Portion
	or (Loss)	Reclassified from	Reclassified from	Portion and Amount	and Amount
	Recognized in OCI	Accumulated OCI	Accumulated OCI	Excluded from	Excluded from
	net of tax on Derivative	into Income	into Income	Effectiveness	Effectiveness
Date / Type	(Effective Portion)	(Effective Portion)	(Effective Portion)	Testing)	Testing)
Interest rate contracts

Three months ended:
June 30, 2014	$60	Interest Expense	$(94)	Other income (expense)	$-
June 30, 2013	$128	Interest Expense	$(152)	Other income (expense)	$-

Six months ended:
June 30, 2014	$117	Interest Expense	$(189)	Other income (expense)	$-
June 30, 2013	$248	Interest Expense	$(332)	Other income (expense)	$-

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

The following table presents the liabilities subject to an enforceable master netting arrangement or repurchase agreements as of June  30, 2014 and December 31, 2013.  As of these dates, all of the Bank’s swap agreement with an institutional counterparty  was in a liability position.  Therefore, there were no assets to be recognized in the consolidated statements of condition.  The Bank has no swap agreements with our commercial banking customers.

			Net Amounts	Gross Amounts Not Offset in the
	Gross	Gross Amounts	of Liabilities	Statements of Condition
	Amounts of	Offset in the	Presented in the
	Recognized	Statements of	Statements of	Financial	Cash Collateral	Net
(Dollars in thousands)	Liabilities	Condition	Condition	Instruments	Pledged	Amount
Interest Rate Swap Agreements

June 30, 2014	$384	$-	$384	$384	$-	$-

December 31, 2013	$561	$-	$561	$561	$-	$-

1Note 11. Reclassification

Certain prior period amounts may have been reclassified to conform to the current year presentation.  Such reclassifications did not affect reported net income.

Management’s Discussion and Analysis of Results of Operations and Financial Condition

For the Three and Six Months Ended June 30, 2014 and 2013

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

Results of Operations

Year-to-Date Summary

At June  30, 2014, total assets were $1.023 billion, an increase of $38.0 million from December 31, 2013. Net loans increased to $723.2 million and total deposits increased to $900.7 million.  The Corporation reported net income for the first six months of 2014 of $4.1 million.  This is a 42.6% increase versus net income of $2.9 million for the same period in 2013. Total revenue (interest income and noninterest income) decreased $185 thousand year-over-year. Interest income decreased $643 thousand,  while interest expense decreased by  $891 thousand, resulting in a $248 thousand increase in net interest income. The provision for loan losses was $464 thousand for the period, $1.1 million less than in 2013.  Noninterest income increased $458 thousand, while noninterest expense increased $96 thousand.  Income tax expense doubled from $506 thousand in 2013 to $1.0 million in 2014. The effective tax rate increased from 14.8% in 2013 to 19.7% in 2014 due to tax exempt income comprising a less significant amount of income before federal income taxes.    Diluted earnings per share increased to $.99 in 2014 from $.70 in 2013.

Key performance ratios as of, or for the six months ended June  30, 2014 and 2013 are listed below:

	June 30,
	2014	2013

Performance measurements
Return on average assets*	0.82%	0.56%
Return on average equity*	8.60%	6.34%
Return on average tangible assets (1)*	0.85%	0.59%
Return on average tangible equity (1)*	9.77%	7.38%
Efficiency ratio (1)	70.63%	72.66%
Net interest margin*	3.56%	3.35%
Current dividend yield*	3.42%	4.25%
Dividend payout ratio	34.23%	48.14%

Shareholders' Value (per common share)
Diluted earnings per share	$0.99	$0.70
Basic earnings per share	0.99	0.71
Regular cash dividends paid	0.34	0.34
Book value	23.85	22.44
Tangible book value (1)	21.57	20.04
Market value	19.90	16.00
Market value/book value ratio	83.44%	71.30%
Price/earnings multiple*	10.05	11.43

Safety and Soundness
Risk-based capital ratio (Total)	14.53%	13.06%
Leverage ratio (Tier 1)	9.26%	8.41%
Common equity ratio	9.78%	8.98%
Tangible common equity ratio (1)	8.93%	8.10%
Nonperforming loans/gross loans	2.87%	4.26%
Nonperforming assets/total assets	2.46%	3.52%
Allowance for loan losses as a % of loans	1.30%	1.57%
Net charge-offs/average loans*	0.18%	0.15%

Trust assets under management (fair value)	$582,647	$557,776

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
Tangible Common Equity Ratio Efficiency Ratio

Total Shareholders’ Equity less Intangible Assets / Total Assets less Intangible Assets

Noninterest expense  / tax equivalent net interest income plus noninterest income less net securities gains or losses

Comparison of the three months ended June  30, 2014 to the three months ended June 30, 2013:

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

Tax equivalent net interest income for the second quarter of 2014 increased $461 thousand quarter over quarter.  Average interest-earning assets decreased $29.6 million from 2013,  but the yield on these assets increased by 11 basis points.  The average balance of investment securities increased $25.5 million while average loans decreased $2.2 million quarter over quarter.  Average mortgage loans increased $5.7 million, but the increase was offset by a decrease in the average balance of commercial loans and consumer loans.  Average commercial loans decreased $5.4 million, as new originations did not surpass continued run-off.  Average consumer loans, including home equity loans, decreased $2.6 million, as consumers continue to borrow less.

Interest expense was $817 thousand for the second quarter, a decrease of $479 thousand from the 2013 total of $1.3 million.  Average interest-bearing liabilities decreased $48.8 million to $788.8 million for 2014 from an average balance of $837.7 million in 2013.  The average cost of these liabilities decreased from .62% in 2013 to .42% in 2014.  Average interest-bearing deposits decreased $22.3 million and the cost of these deposits decreased from .59% to .36%.  The decrease was primarily due to $46.9 million of brokered deposits that were called or matured in May 2013.  Securities sold under agreements to repurchase (Repos) decreased $26.4 million on average over the prior year quarter while the average rate remained constant at .15% in both years. The average balance of long-term debt decreased $121 thousand, due to prepayments and amortizations.

The changes in the balance sheet and interest rates resulted in an increase in tax equivalent net interest income of $461 thousand to $8.4 million in 2014 compared to $8.0 million in 2013.  This increase was due to a  $275 thousand increase from higher volume and a  $186 thousand increase due to changes in rates.

The following table presents average balances, tax-equivalent (T/E) interest income, and yields earned or rates paid on the assets or liabilities.  All nontaxable interest income has been adjusted to a tax-equivalent basis using a tax rate of 34%.

	For the Three Months Ended June 30,
	2014			2013

	Average	Income or	Average	Average	Income or	Average
(Dollars in thousands)	balance	expense	yield/rate	balance	expense	yield/rate

Interest-earning assets:
Interest-bearing obligations of other
banks and federal funds sold	$48,903	$45	0.37%	$101,799	$73	0.29%
Investment securities:
Taxable	125,219	692	2.22%	103,062	387	1.51%
Nontaxable	46,397	563	4.86%	43,027	561	5.23%
Loans:
Commercial, industrial and agricultural	582,877	6,184	4.20%	588,246	6,408	4.37%
Residential mortgage	82,954	854	4.13%	77,231	818	4.25%
Home equity loans and lines	58,750	772	5.27%	59,513	869	5.86%
Consumer	7,786	149	7.68%	9,592	161	6.73%
Loans	732,367	7,959	4.31%	734,582	8,256	4.51%

Total interest-earning assets	952,886	9,259	3.90%	982,470	9,277	3.79%
Other assets	71,627			73,223
Total assets	$1,024,513			$1,055,693

Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$206,850	60	0.12%	$171,308	36	0.08%
Money Management	391,283	424	0.43%	404,394	501	0.50%
Savings	63,704	12	0.08%	60,783	14	0.09%
Time	107,865	198	0.74%	155,525	611	1.58%
Total interest-bearing deposits	769,702	694	0.36%	792,010	1,162	0.59%

Securities sold under agreements to repurchase	6,855	2	0.15%	33,260	12	0.15%
Long- term debt	12,286	121	3.93%	12,407	122	3.94%
Total interest-bearing liabilities	788,843	817	0.42%	837,677	1,296	0.62%
Noninterest-bearing deposits	129,464			116,700
Other liabilities	7,871			8,262
Shareholders' equity	98,335			93,054
Total liabilities and shareholders' equity	$1,024,513			$1,055,693
T/E net interest income/Net interest margin		8,442	3.55%		7,981	3.26%
Tax equivalent adjustment		(498)			(401)
Net interest income		$7,944			$7,580

Provision for Loan Losses

For the second quarter of 2014, the Bank recorded net charge-offs of $492 thousand compared to $308 thousand in 2013.  Provision expense for the second quarter was $266 thousand and as a result, the allowance for loan losses (ALL) decreased $183 thousand over year-end 2013.  For more information refer to the Loan Quality and Allowance for Loan Losses discussion in the Financial Condition section.

Noninterest Income

For the second quarter of 2014, noninterest income increased $461 thousand from the same period in 2013.  Investment and trust service fees decreased due to lower nonrecurring estate fees. Loan service charges increased due to commercial origination fees.    Mortgage banking fees decreased, as 2014 had lower reversals of previously recorded impairment charges compared to prior year.  Deposit service charges increased due to higher account analysis fees and higher retail and commercial overdraft fees.  Other service charges and fees increased primarily due to increases in ATM fees, while debit card income also increased.   The net losses in other real estate owned decreased from prior year due to less write downs in 2014. No other than temporary impairment charges were recorded in 2014 compared to OTTI losses on 3 equity securities in 2013.  Security gains were higher in 2014 compared to prior year as the Corporation liquidated the majority of its equity portfolio.

The following table presents a comparison of noninterest income for the three months ended June  30, 2014 and 2013:

	For the Three Months Ended
	June 30		Change
(Dollars in thousands)	2014	2013	Amount	%
Noninterest Income
Investment and trust services fees	$1,101	$1,130	$(29)	(2.6)
Loan service charges	250	192	58	30.2
Mortgage banking activities	19	40	(21)	(52.5)
Deposit service charges and fees	525	452	73	16.2
Other service charges and fees	317	233	84	36.1
Debit card income	337	316	21	6.6
Increase in cash surrender value of life insurance	144	153	(9)	(5.9)
Other real estate owned	(62)	(141)	79	(56.0)
Other	10	47	(37)	(78.7)
OTTI losses recognized in income	-	(50)	50	N/A
Securities gain (losses), net	221	29	192	662.1
Total noninterest income	$2,862	$2,401	$461	19.2

Noninterest Expense

Noninterest expense for the second quarter of 2014 decreased $10 thousand compared to the same period in 2013.  The increase in salaries and benefits was primarily due to annual salary adjustments ($85 thousand) and health insurance expense ($39 thousand), but these increases were partially offset by a $73 thousand decrease in pension expense.  Net occupancy expense increased due to higher depreciation and real estate tax expenses.   Data processing expenses increased as all 2014 payments to a particular vendor were made in second quarter compared to payments being made in the second and third quarters in 2013.  Bank shares tax expense decreased year over year due to a change by the state of Pennsylvania in the method of calculating the shares tax.    Other expenses decreased due to declines in supply expense and other real estate carrying costs.

The following table presents a comparison of noninterest expense for the three months ended June  30, 2014 and 2013:

	For the Three Months Ended
(Dollars in thousands)	June 30		Change
Noninterest Expense	2014	2013	Amount	%
Salaries and benefits	$4,107	$4,018	$89	2.2
Net occupancy expense	586	568	18	3.2
Furniture and equipment expense	237	244	(7)	(2.9)
Advertising	270	317	(47)	(14.8)
Legal and professional fees	353	359	(6)	(1.7)
Data processing	493	451	42	9.3
Pennsylvania bank shares tax	173	204	(31)	(15.2)
Intangible amortization	104	106	(2)	(1.9)
FDIC insurance	222	270	(48)	(17.8)
ATM/debit card processing	178	165	13	7.9
Other	892	923	(31)	(3.4)
Total noninterest expense	$7,615	$7,625	$(10)	(0.1)

Provision for Income Taxes

For the second quarter of 2014 the Corporation recorded a Federal income tax expense of $606 thousand compared to $198 thousand for the same quarter in 2013.  While pretax income was higher in 2014 due primarily to less provision expense, 2013 benefited from a higher ratio of tax exempt income to pre-tax income.  As a result, the effective tax rate increased quarter over quarter to 20.7% for the second quarter of 2014 compared to 12.7% for 2013.  All taxable income for the Corporation is taxed at a rate of 34%.

Comparison of the six months ended June  30, 2014 to the six months ended June  30, 2013:

Net Interest Income

Tax equivalent net interest income for the first half of 2014 increased $417 thousand year over year.  Average interest-earning assets decreased $34.9 million from 2013,  but the yield on these assets increased by 5 basis points.  The average balance of investment securities increased $25.3 million while average loans decreased $15.3 million (2.1%) year over year.  Average mortgage loans increased $7.5 million, but the increase was offset by a decrease in the average balance of commercial loans and consumer loans.  Average commercial loans decreased $19.3 million, as commercial loans continue to run-off.  Average consumer loans, including home equity loans, decreased $3.6 million, as consumers continue to borrow less.

Interest expense was $1.6 million for the first half of 2014, a decrease of $891 thousand from the 2013 total of $2.5 million.  Average interest-bearing liabilities decreased $48.1 million to $786.1 million for 2014 from an average balance of $834.2 million in 2013.  The average cost of these liabilities decreased from .61% in 2013 to .42% in 2014.  Average interest-bearing deposits decreased $20.2 million and the cost of these deposits decreased from .58% to .37%.  The decrease was primarily due to $46.9 million of brokered deposits that were called or matured in May 2013.  Securities sold under agreements to repurchase (Repos) decreased $27.8 million on average over the prior year quarter while the average rate remained constant at .15% in both years. The average balance of long-term debt decreased $71 thousand, due to prepayments and amortizations.

The changes in the balance sheet and interest rates resulted in an increase in tax equivalent net interest income of $417 thousand to $16.6 million in 2014 compared to $16.2 million in 2013.  This increase was due to a $269 thousand increase from higher volume and a  $148 thousand increase due to changes in rates.

The Bank’s net interest margin increased from 3.35% in 2013 to 3.56% in 2014.  The increase in the net interest margin is the result of an increase in the rate on interest-earning assets of 5 basis points, compared to a decrease in the yield on interest-bearing liabilities of 19 basis points.

The following table presents average balances, tax-equivalent (T/E) interest income, and yields earned or rates paid on the assets or liabilities.  All nontaxable interest income has been adjusted to a tax-equivalent basis using a tax rate of 34%.

	For the Six Months Ended June 30,
	2014			2013

	Average	Income or	Average	Average	Income or	Average
(Dollars in thousands)	balance	expense	yield/rate	balance	expense	yield/rate

Interest-earning assets:
Interest-bearing obligations of other
banks and federal funds sold	$47,550	$84	0.36%	$92,396	$131	0.29%
Investment securities:
Taxable	122,885	1,358	2.23%	99,223	757	1.54%
Nontaxable	43,755	1,101	5.32%	42,084	1,114	5.34%
Loans:
Commercial, industrial and agricultural	578,084	12,179	4.19%	597,370	12,990	4.39%
Residential mortgage	82,841	1,713	4.17%	75,335	1,672	4.48%
Home equity loans and lines	59,061	1,558	5.32%	60,357	1,768	5.91%
Consumer	8,077	301	7.52%	10,346	336	6.55%
Loans	728,063	15,751	4.31%	743,408	16,766	4.55%

Total interest-earning assets	942,253	18,294	3.92%	977,111	18,768	3.87%
Other assets	71,420			73,207
Total assets	$1,013,673			$1,050,318

Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$197,481	109	0.11%	$158,861	61	0.08%
Money Management	391,317	845	0.44%	396,236	1,049	0.53%
Savings	62,325	24	0.08%	59,471	30	0.10%
Time	110,112	418	0.77%	166,915	1,125	1.36%
Total interest-bearing deposits	761,235	1,396	0.37%	781,483	2,265	0.58%

Securities sold under agreements to repurchase	12,548	9	0.15%	40,351	30	0.15%
Long- term debt	12,343	242	3.92%	12,414	243	3.95%
Total interest-bearing liabilities	786,126	1,647	0.42%	834,248	2,538	0.61%
Noninterest-bearing deposits	122,807			115,672
Other liabilities	7,573			7,945
Shareholders' equity	97,167			92,453
Total liabilities and shareholders' equity	$1,013,673			$1,050,318
T/E net interest income/Net interest margin		16,647	3.56%		16,230	3.35%
Tax equivalent adjustment		(959)			(790)
Net interest income		$15,688			$15,440

Provision for Loan Losses

For 2014, the Bank recorded net charge-offs of $647 thousand compared to $546 thousand in 2013. The charge-offs were offset by the provision expense of $464 thousand for the year and as a result, the allowance for loan losses (ALL) decreased $183 thousand over year-end 2013.  For more information refer to the Loan Quality and Allowance for Loan Losses discussion in the Financial Condition section.

Noninterest Income

For the first half of 2014, noninterest income increased $458 thousand from the same period in 2013.  Investment and trust service fees increased due to higher recurring asset management fees. Loan service charges decreased as mortgage production fees declined in 2014 compared to 2013, and from lower service charges on commercial and consumer loans.    Mortgage banking fees increased, as 2014 had lower amortization costs compared to 2013.  Deposit service charges increased due to higher account analysis fees and higher retail and commercial overdraft fees.  Other service charges and fees increased primarily due to increases in ATM fees, while debit card income also increased.   Net losses on other real estate owned increased from prior year due to larger write-downs in 2014 compared to 2013.  No other than temporary impairment charges were recorded in 2014 compared to OTTI losses on 3 equity securities in 2013. Security gains were higher in 2014 compared to prior year as the Corporation liquidated the majority of its equity portfolio.

The following table presents a comparison of noninterest income for the six months ended June  30, 2014 and 2013:

	For the Six Months Ended
	June 30		Change
(Dollars in thousands)	2014	2013	Amount	%
Noninterest Income
Investment and trust services fees	$2,192	$2,148	$44	2.0
Loan service charges	418	442	(24)	(5.4)
Mortgage banking activities	32	18	14	77.8
Deposit service charges and fees	990	888	102	11.5
Other service charges and fees	584	455	129	28.4
Debit card income	643	602	41	6.8
Increase in cash surrender value of life insurance	286	305	(19)	(6.2)
Other real estate owned	(185)	(141)	(44)	31.2
Other	62	89	(27)	(30.3)
OTTI losses recognized in income	-	(50)	50	N/A
Securities gain (losses), net	221	29	192	662.1
Total noninterest income	$5,243	$4,785	$458	9.6

Noninterest Expense

Noninterest expense for the first half of 2014 increased $96 thousand compared to the same period in 2013.  The increase in salaries and benefits was primarily due to annual salary adjustments ($227 thousand), but these increases were partially offset by a $160 thousand decrease in health insurance and a $138 thousand decrease in pension expense.  Health insurance expense declined due to lower claims expense during the year from the Bank’s participation in a self-insured health insurance plan.  Net occupancy expense increased due to higher costs for snow removal and utilities in 2014 compared to 2013.  Data processing expenses increased as all 2014 payments to a particular vendor were made in second quarter compared to payments being made in the second and third quarters in 2013.  Bank shares tax expense decreased year over year due to a change in the calculation.  FDIC expense decreased as the Corporation’s balance sheet was smaller in 2014 compared to 2013.

The following table presents a comparison of noninterest expense for the six months ended June  30, 2014 and 2013:

	For the Six Months Ended
(Dollars in thousands)	June 30		Change
Noninterest Expense	2014	2013	Amount	%
Salaries and benefits	$8,357	$8,232	$125	1.5
Net occupancy expense	1,262	1,136	126	11.1
Furniture and equipment expense	491	491	-	-
Advertising	586	652	(66)	(10.1)
Legal and professional fees	618	639	(21)	(3.3)
Data processing	884	845	39	4.6
Pennsylvania bank shares tax	347	409	(62)	(15.2)
Intangible amortization	207	213	(6)	(2.8)
FDIC insurance	454	515	(61)	(11.8)
ATM/debit card processing	357	346	11	3.2
Other	1,741	1,730	11	0.6
Total noninterest expense	$15,304	$15,208	$96	0.6

Provision for Income Taxes

For the first half of 2014 the Corporation recorded a Federal income tax expense of $1.0 million compared to $506 thousand for the same period in 2013.  While pretax income was higher in 2014 due to primarily due to less provision expense, 2013 benefited from a higher ratio of tax exempt income to pre-tax income.    As a result, the effective tax rate increased year over year to 19.7% for the first half of 2014 compared to 14.8% for 2013.  All taxable income for the Corporation is taxed at a rate of 34%.

Financial Condition

Summary:

At June 30, 2014, assets totaled $1.023 billion, an increase of $38.0 million from the 2013 year-end balance of $984.6 million. Investment securities increased $15.7 million, while net loans increased $9.5 million. Deposits were up $55.0 million in the first half of 2014 due to increases in every deposit category except time deposits. Shareholders’ equity increased $4.6 million during the first six months as retained earnings increased approximately $2.7 million, other comprehensive loss improved $1.4 million and the Corporation’s Dividend Reinvestment Plan (DRIP) added an additional $374 thousand in new capital.

Cash and Cash Equivalents:

Cash and cash equivalents totaled $54.8 million at June 30, 2014, an increase of $14.1 million from the prior year-end balance of $40.7 million.  The increase is due to inflows of deposits as well as slow loan growth opportunities.  Interest-bearing deposits are held primarily at the Federal Reserve.

Investment Securities:

The investment portfolio has grown 8.5%, on a cost basis, since year-end 2013. However, the composition of the portfolio is essentially unchanged. Municipal securities and U.S. Agency mortgage-backed securities continue to comprise the greatest portion of the portfolio at 37% and 50% of the portfolio, respectively. The Bank invested $28.4 million during the first six months of 2014 with the purchases spread between U.S. Agency securities, U.S. Agency mortgage-backed securities and municipal securities.

The investment portfolio had a net unrealized gain of $1.2 million at June 30, compared to an unrealized loss of $741 thousand at year-end 2013. The trust preferred securities sector continues to hold the largest net unrealized loss.

The portfolio averaged $166.6 million with a yield of 2.98% for the first half of 2014. This compares to an average of $141.3 million and a yield of 2.65% for the same period in 2013.  The improvement in the yield is primarily the result of a slow-down in prepayments on mortgage-backed securities.

During 2014, the equity portfolio was reduced significantly as the Corporation took advantage of price increases and sold selected holdings with gains. The municipal bond portfolio is well diversified geographically (issuers from within 28 states) and is comprised primarily of general obligation bonds (69%).  Most municipal bonds have credit enhancements in the form of private bond insurance or other credit support. The largest geographic municipal bond exposure is to twenty issuers in the state of Texas with a fair value of $9.9 million and eleven issuers in the state of Pennsylvania with a fair value of $7.1 million. The municipal bond portfolio contains $63.7 million of bonds rated A, or higher and $1.4 million that are not rated by Moody’s rating agency.  No municipal bonds are rated below investment grade. The Bank holds one variable rate corporate bond in the financial services sector that will mature in September 2014.

The holdings of trust preferred investments and private-label mortgage-backed securities are unchanged since year-end and are detailed in separate tables.

The amortized cost and estimated fair value of investment securities available for sale as of June 30, 2014 and December 31, 2013 is as follows:

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
June 30, 2014	cost	gains	losses	value
Equity securities	$110	$284	$-	$394
U.S. Government agency securities	15,376	99	(80)	15,395
Municipal securities	64,018	1,762	(730)	65,050
Corporate debt securities	1,000	-	-	1,000
Trust preferred securities	5,931	-	(625)	5,306
Agency mortgage-backed securities	85,859	905	(412)	86,352
Private-label mortgage-backed securities	1,845	45	(14)	1,876
Asset-backed securities	48	-	(2)	46
	$174,187	$3,095	$(1,863)	$175,419

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
December 31, 2013	cost	gains	losses	value
Equity securities	$1,472	$499	$(1)	$1,970
U.S. Government agency securities	11,771	94	(114)	11,751
Municipal securities	56,861	1,400	(1,404)	56,857
Corporate debt securities	1,002	-	(1)	1,001
Trust preferred securities	5,922	-	(871)	5,051
Agency mortgage-backed securities	81,352	726	(1,051)	81,027
Private-label mortgage-backed securities	1,984	16	(31)	1,969
Asset-backed securities	51	-	(3)	48
	$160,415	$2,735	$(3,476)	$159,674

The following table provides additional detail about the Bank’s trust preferred securities as of June  30, 2014:

(Dollars in thousands)
Deal Name	Single Issuer or Pooled	Class	Amortized Cost	Fair Value	Gross Unrealized Gain (Loss)	Lowest Credit Rating Assigned	Number of Banks Currently Performing	Deferrals and Defaults as % of Original Collateral	Expected Deferral/ Defaults as a Percentage of Remaining Performing Collateral

Huntington Cap Trust	Single	Preferred Stock	$937	$844	$(93)	BB+	1	None	None
Huntington Cap Trust II	Single	Preferred Stock	887	821	(66)	BB+	1	None	None
BankAmerica Cap III	Single	Preferred Stock	962	836	(126)	BB+	1	None	None
Wachovia Cap Trust II	Single	Preferred Stock	276	257	(19)	BBB+	1	None	None
Corestates Captl Tr II	Single	Preferred Stock	934	871	(63)	BBB+	1	None	None
Chase Cap VI JPM	Single	Preferred Stock	961	865	(96)	BBB	1	None	None
Fleet Cap Tr V	Single	Preferred Stock	974	812	(162)	BB+	1	None	None
			$5,931	$5,306	$(625)

The following table provides additional detail about private label mortgage-backed securities as of June  30, 2014:

(Dollars in thousands)				Gross				Cumulative
	Origination	Amortized	Fair	Unrealized	Collateral	Lowest Credit	Credit	OTTI
Description	Date	Cost	Value	Gain (Loss)	Type	Rating Assigned	Support %	Charges
RALI 2004-QS4 A7	3/1/2004	$129	$134	$5	ALT A	BBB+	12.53	$-
MALT 2004-6 7A1	6/1/2004	424	444	20	ALT A	CCC	14.38	-
RALI 2005-QS2 A1	2/1/2005	308	321	13	ALT A	CC	5.78	10
RALI 2006-QS4 A2	4/1/2006	575	567	(8)	ALT A	D	-	293
GSR 2006-5F 2A1	5/1/2006	91	98	7	Prime	D	-	15
RALI 2006-QS8 A1	7/28/2006	318	312	(6)	ALT A	D	-	197
		$1,845	$1,876	$31				$515

The investment portfolio contained 99 securities with $75.8 million of temporarily impaired fair value and $1.9 million in unrealized losses at June 30, 2014. The total unrealized loss position has improved by $1.6 million since year-end 2013.

For securities with an unrealized loss, Management applies a systematic methodology in order to perform an assessment of the potential for other-than-temporary impairment.  In the case of debt securities, investments considered for other-than-temporary impairment: (1) had a specified maturity or repricing date; (2) were generally expected to be redeemed at par, and (3) were expected to achieve a recovery in market value within a reasonable period of time. In addition, the Bank considers whether it intends to sell these securities or whether it will be forced to sell these securities before the earlier of amortized cost recovery or maturity. Equity securities are assessed for other-than-temporary impairment based on the length of time of impairment, dollar amount of the impairment and general market and financial conditions relating to specific issues.  The impairment identified on debt and equity securities and subject to assessment at June 30, 2014, was deemed to be temporary and required no further adjustments to the financial statements, unless otherwise noted.

The following table reflects temporary impairment in the investment portfolio (excluding restricted stock), aggregated by investment category, length of time that individual securities have been in a continuous unrealized loss position and the number of securities in each category as of June 30, 2014 and December 31, 2013:

	June 30, 2014
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Government agency securities	$2,078	$(2)	3	$7,509	$(78)	13	$9,587	$(80)	16
Municipal securities	10,051	(111)	14	15,070	(619)	21	25,121	(730)	35
Trust preferred securities	-	-	-	5,306	(625)	7	5,306	(625)	7
Agency mortgage-backed securities	20,400	(126)	21	14,472	(286)	17	34,872	(412)	38
Private-label mortgage-backed securities	-	-	-	879	(14)	2	879	(14)	2
Asset-backed securities	-	-	-	5	(2)	1	5	(2)	1
Total temporarily impaired securities	$32,529	$(239)	38	$43,241	$(1,624)	61	$75,770	$(1,863)	99

	December 31, 2013
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

Equity securities	$22	$(1)	1	$-	$-	-	$22	$(1)	1
U.S. Government agency securities	3,971	(85)	7	3,807	(29)	7	7,778	(114)	14
Municipal securities	16,770	(1,022)	24	3,160	(382)	4	19,930	(1,404)	28
Corporate debt securities	-	-	-	1,001	(1)	1	1,001	(1)	1
Trust preferred securities	-	-	-	5,051	(871)	7	5,051	(871)	7
Agency mortgage-backed securities	40,395	(999)	38	2,213	(52)	4	42,608	(1,051)	42
Private-label mortgage-backed securities	-	-	-	911	(31)	2	911	(31)	2
Asset-backed securities	-	-	-	48	(3)	3	48	(3)	3
Total temporarily impaired securities	$61,158	$(2,107)	70	$16,191	$(1,369)	28	$77,349	$(3,476)	98

The municipal bond portfolio has the largest unrealized loss at $730 thousand, but this is $674 thousand less than at the prior-year end.  The unrealized loss in this portfolio is deemed to be non-credit related and no other-than-temporary impairment charges have been recorded.

The trust preferred portfolio contains seven securities with a fair value of $5.3 million and an unrealized loss of $625 thousand. The trust-preferred securities held by the Bank are single entity issues, not pooled trust preferred securities.  Therefore, the impairment review of these securities is based only on the issuer and the security cannot be impaired by the performance of other issuers as if it was a pooled trust-preferred bond. All of the Bank’s trust preferred securities are single issue, variable rate notes with long maturities (2027 – 2028).  None of these bonds have suspended or missed a dividend payment. At June 30, 2014, the Bank believes it will be able to collect all interest and principal due on these bonds and no other-than-temporary-impairment charges were recorded.

The PLMBS sector shows a gross unrealized loss of $14 thousand. These bonds were all rated AAA at time of purchase, but have since experienced rating declines. Some have experienced increased delinquencies and defaults, while others have seen the credit support increase as the bonds paid-down. The Bank monitors the performance of the PLMBS investments on a regular basis and reviews delinquencies, default rates, credit support levels and various cash flow stress test scenarios. In determining the credit related loss, Management considers all principal past due 60 days or more as a loss. If additional principal moves beyond 60 days past due, it will also be considered a loss. As a result of the analysis on PLMBS it was determined that no impairment charge was required at quarter end. The Bank has recorded $515 thousand of cumulative impairment charges on this portfolio. Management continues to monitor these securities and it is possible that additional write-downs may occur if current loss trends continue. The Bank is currently participating in a class-action lawsuit against one PLMBS servicer that centers on defective warranties and representations made as part of the underwriting process.

The following table represents the cumulative credit losses on securities recognized in earnings as of June  30, 2014 and 2013.

(Dollars in thousands)	Six Months Ended
	2014	2013
Balance of cumulative credit-related OTTI at January 1	$515	$490
Additions for credit-related OTTI not previously recognized	-	-
Additional increases for credit-related OTTI previously recognized when there is no intent to sell
and no requirement to sell before recovery of amortized cost basis	-	-
Decreases for previously recognized credit-related OTTI because there was an intent to sell	-	-
Reduction for increases in cash flows expected to be collected	-	-
Balance of credit-related OTTI at June 30	$515	$490

The Bank held $1.9 million of restricted stock at June 30, 2014.  Except for $30 thousand, this investment represents stock in FHLB Pittsburgh. The Bank is required to hold this stock to be a member of FHLB and it is carried at cost of $100 per share.

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

Total residential real estate loans decreased $1.1 million over 2013, primarily in the commercial junior liens and consumer first lien loan categories.  In the first half of 2014, the Bank originated $9.8 million in mortgages, including approximately $3.6 million for a fee through a third party brokerage agreement. The Bank does not originate or hold any loans that would be considered sub-prime or Alt-A, and does not generally originate mortgages outside of its primary market area.

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

Residential real estate construction:  The largest component of this category represents loans to residential real estate developers ($8.9 million), while loans for individuals to construct personal residences totaled $2.4 million at June  30, 2014.  The Bank’s exposure to residential construction loans is concentrated primarily in south central Pennsylvania.

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

Commercial loans and commercial real estate: Loans in this category include commercial, industrial, farm, agricultural, land development and municipal government loans. Collateral for these loans may include commercial real estate, farm real estate, equipment or other business assets. Total commercial real estate loans decreased to $322.5 million from $329.4 million at the end of 2013.  At June  30, 2014, the Bank had $9.3 million in land development real estate construction loans funded with an interest reserve and capitalized $25 thousand of interest from these reserves on active projects. The largest sectors (by collateral) in the commercial real estate category are: land development ($54.6 million), office buildings ($38.1 million),  farm land ($37.3 million), hotels and motels ($34.4 million), and auto dealerships ($18.4 million). Commercial loans increased by 2.6% compared to year end, an increase of $12.9 million.   The largest sectors (by industry) in the commercial loan category are: utilities ($30.1 million), manufacturing ($28.2 million), retail trade ($22.4 million), public administration ($20.7 million),  and construction ($17.3 million).  The Bank is very active in its market in pursuing commercial lending opportunities, but supplements in-market growth with purchased loan participations. The Bank purchases commercial loan participations in an effort to increase its commercial lending and diversify its loan mix, both geographically and by industry sector.  Purchased loans are originated primarily within the south central Pennsylvania market and are purchased from only a few select counter parties. These loans usually represent an opportunity to participate in larger credits that are not available in market, with the benefit of lower origination and servicing costs.  In the first half of 2014, the Bank purchased $11.6 million of loan participations and commitments.  At June 30, 2014, the Bank held $133.9 million in purchased loan participations in its portfolio.

Consumer loans decreased $1.3 million due primarily to regular payments and maturities.  The Bank believes consumer portfolio will continue to run-down, as consumers are unwilling to increase their debt.

The following table presents a summary of loans outstanding, by primary collateral as of:

			Change
(Dollars in thousands)	June 30, 2014	December 31, 2013	Amount	%
Residential Real Estate 1-4 Family
Consumer first liens	$102,849	$103,573	$(724)	(0.7)
Consumer junior liens and lines of credit	35,131	34,636	495	1.4
Total consumer	137,980	138,209	(229)	(0.2)

Commercial first lien	58,639	58,466	173	0.3
Commercial junior liens and lines of credit	4,940	5,939	(999)	(16.8)
Total commercial	63,579	64,405	(826)	(1.3)
Total residential real estate 1-4 family	201,559	202,614	(1,055)	(0.5)

Residential real estate - construction
Consumer	2,414	3,960	(1,546)	(39.0)
Commercial	8,868	8,559	309	3.6
Total residential real estate construction	11,282	12,519	(1,237)	(9.9)

Commercial real estate	322,465	329,373	(6,908)	(2.1)
Commercial	190,130	170,327	19,803	11.6
Total commercial	512,595	499,700	12,895	2.6

Consumer	7,283	8,580	(1,297)	(15.1)
	732,719	723,413	9,306	1.3
Less: Allowance for loan losses	(9,519)	(9,702)	183	1.9
Net Loans	$723,200	$713,711	$9,489	1.3

Included in the loan balances are the following:
Net unamortized deferred loan costs	$472	$372
Unamortized discount on purchased loans	$(49)	$(92)

Loans pledged as collateral for borrowings and commitments from:
FHLB	$594,772	$607,524
Federal Reserve Bank	57,689	45,809
	$652,461	$653,333

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

Watch list loans exhibit financial weaknesses that increase the potential risk of default or loss to the Bank. However, inclusion on the watch list, does not by itself, mean a loss is certain. The watch list includes both performing and nonperforming loans. Watch list loans totaled $65.1 million at quarter-end compared to $76.3 million at the prior year- end. The watch list is comprised of $18.5 million rated 6 and $46.6 million rated 7. The Bank has no loans rated 8-doubtful or 9-loss.  The credit composition of the portfolio, by primary collateral is shown in Note 7 of the accompanying financial statement. Included in the substandard loan total is $20.6 million of nonaccrual loans. The Bank’s Loan Management Committee reviews these loans and risk ratings on a quarterly basis in order to proactively identify and manage problem loans. In addition, a committee meets monthly to discuss possible workout strategies for OREO and all credits rated 7 or worse. Management also tracks other commercial loan risk measurements including high loan to value loans, concentrations, participations and policy exceptions and reports these to the Credit Risk Oversight Committee of the Board of Directors. The Bank also uses a third-party consultant to assist with internal loan review with a goal of reviewing 60% of commercial loans each year. The FDIC defines certain supervisory loan-to-value lending limits.  The Bank’s internal loan–to-value limits are all equal to, or have a lower loan-to-value limit, than the supervisory limits.  At June 30, 2014, the Bank had loans of $24.3 million that exceeded the supervisory limit.

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

Loan quality, as measured by the balance of nonperforming loans, is virtually unchanged from year-end. However, the performance ratios related to nonperforming loans have improved since December 31, 2013. The following table presents a summary of nonperforming assets:

(Dollars in thousands)	June 30, 2014	December 31, 2013

Nonaccrual loans
Residential Real Estate 1-4 Family
First liens	$1,275	$2,599
Junior liens and lines of credit	110	107
Total	1,385	2,706
Residential real estate - construction	525	538
Commercial real estate	16,185	19,001
Commercial	2,543	2,398
Total nonaccrual loans	20,638	24,643

Loans past due 90 days or more and not included above
Residential Real Estate 1-4 Family
First liens	392	302
Junior liens and lines of credit	11	41
Total	403	343
Commercial real estate	-	207
Commercial	-	44
Consumer	8	10
Total loans past due 90 days or more and still accruing	411	604

Total nonperforming loans	21,049	25,247

Other real estate owned	4,112	4,708
Total nonperforming assets	$25,161	$29,955

Nonaccrual loans to total gross loans	2.82%	3.41%
Nonperforming loans to total gross loans	2.87%	3.49%
Nonperforming assets to total assets	2.46%	3.04%
Allowance for loan losses to nonperforming loans	45.22%	38.43%

The following table identifies the most significant loans in nonaccrual status. These seven nonaccrual loans account for 84% of the total nonaccrual balance. The table also indicates those significant nonaccrual loans that are classified as troubled debt restructurings (TDR). A TDR loan is maintained on nonaccrual status until a satisfactory repayment history is established.  It is possible that other nonaccrual loans could be removed from nonaccrual status in 2014.  However, it is also possible that other loans may become delinquent and nonperforming loans could remain at a high level due to lengthy workout periods on these loans. All loans on the watch list that are not on nonaccrual or past due 90 days more are considered potential problem loans. Potential problem loans at June 30, 2014 totaled $44.4 million compared to $51.6 million at year-end 2013.

The following table provides information on the most significant nonaccrual loans as of June  30, 2014.

		ALL	Nonaccrual	TDR			Last
(Dollars in thousands)	Balance	Reserve	Date	Status	Collateral	Location	Appraisal(1)

Credit 1 - Commercial real estate	$3,040	$-	Dec-10	N	1st lien on 92 acres undeveloped commercial real estate	PA	Dec-13	$3,304

Credit 2 - Residential real estate and commercial real estate	895	-	Aug-11	N	1st lien on commercial and residential properties and 70 acres of farmland	PA	Jun-13	$1,272

Credit 3 - Residential real estate	2,022	-	Mar-12	Y	1st and 2nd liens on commercial real estate, residential real estate and business assets	PA	Oct-13	$4,320

Credit 4 - Residential real estate	883	-	Jun-12	N	1st lien residential development land - 75 acres	WV	Oct-13	$1,250
					2nd lien residential real estate	PA

Credit 5 - Commercial real estate	7,264	-	Sep-12	Y	1st lien residential real estate development -379 acres and other commercial and residential properties	PA	Apr-14	$7,332

Credit 6 - Commercial / commercial real estate	2,489	948	Mar-13	N	Liens on land, commercial and residential real estate and business assets	PA	May-14	$3,056

Credit 7 - Commercial real estate	811	-	Mar-14	N	1st lien on commercial real estate	PA	Jun-13	$1,550

	$17,404	$948

(1) Appraisal value, as reported, does not reflect the pay-off of any senior liens or the cost to liquidate the collateral, but does reflect only the Bank’s share of the collateral if it is a participated loan.

Credit 1 has been charged down by $3.5 million since being placed on nonaccrual due to declining appraisal values.  This credit is part of a participated loan and the lead bank has begun foreclosure action. Credit 2 is in the process of foreclosure and the real estate is listed for sale.  Credit 3 is a TDR that is not performing in accordance with the modified terms. Credit 4 has been written down by $1.6 million since being placed on nonaccrual, including a write-down of $1.2 million in 2013.  Foreclosure has been delayed as the borrower is expected to close on third party financing.  Credit 5 is a TDR and is performing in accordance with its modified terms. The Bank holds real estate collateral, but the loan is not considered collateral dependent for repayment. Credit 6, the borrower and guarantor have filed bankruptcy. Credit 7 is a new nonaccrual loan in 2014 and is performing under a forbearance agreement with the Bank.

In addition to monitoring nonaccrual loans, the Bank also closely monitors impaired loans and troubled debt restructurings (TDR).  A loan is considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all interest and principal payments due according to the originally contracted terms of the loan agreement.  Nonaccrual loans and TDR loans are always considered impaired. For impaired loans with balances less than $100 thousand and consumer purpose loans, a specific reserve analysis is not performed and these loans are added to the general allocation pool. In accordance with financial accounting standards, TDR loans are always considered impaired until they are paid off.  However, an impaired TDR loan can be a performing loan. Impaired loans totaled $27.2 million at quarter-end compared to $30.9 million at year-end 2013. Included in the impaired loan total is $16.7 million of TDR loans. Note 7 of the accompanying financial statements provides additional information on the composition of the impaired loans, including the allowance for loan loss that has been established for impaired loans.

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

The Bank holds $4.1 million of other real estate owned (OREO), comprised of eight properties compared to $4.7 million and eight properties at December 31, 2013.  The most significant OREO holdings are listed in the table below. Property 1 was written down by $181 thousand in 2014 and one parcel was sold in July 2014.  The appraised value for Property 2 reflects an “as is” valuation.  A second appraisal that reflects the commercial and industrial development potential of the property, which is the most likely use for the property, was $6.9 million.  The Bank has reported the lower of the two valuations.

During 2014, the Bank has incurred a net loss of $185 thousand on OREO and an expense of $20 thousand to hold and maintain OREO.

The following table provides additional information on significant other real estate owned properties:

June 30, 2014

(Dollars in thousands)	Date
	Acquired	Balance	Collateral	Location	Last Appraisal

Property 1 (2 properties)	2011	$831	unimproved and improved real estate for residential development on two tracts	PA	Jan-14	$970

Property 2	2012	2,758	1st, 2nd, and 3rd liens residential development land - four tracts with 200 acres	PA	Apr-14	$2,950

		$3,589

At June 30, 2014, the Bank had $788 thousand of residential properties in the process of foreclosure compared to $1.1 million at the end of 2013.

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

The analysis for determining the ALL is consistent with guidance set forth in generally accepted accounting principles (GAAP) and the Interagency Policy Statement on the Allowance for Loan and Lease Losses. The analysis has two components, specific and general allocations. The specific component addresses specific reserves established for impaired loans. A loan is considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all interest and principal payments due according to the originally contracted terms of the loan agreement.  Collateral values discounted for market conditions and selling costs are used to establish specific allocations for impaired loans. It is possible that as a result of the credit analysis, a specific reserve is not required for an impaired loan. For impaired loans with balances less than $100 thousand and consumer purpose loans, a specific reserve analysis is not performed and these loans are added to the general allocation pool.  The specific allowance of $1.0 million is comprised primarily of the allowance established for Credit 6 in the table of significant nonaccrual  loans.  Note 7 in the accompanying financial statements provides additional information about the ALL established for impaired loans.

The general allocation component addresses the reserves established for pools of homogenous loans. The general component includes a quantitative and qualitative analysis. When calculating the general allocation, the Bank segregates its loan portfolio into the following sectors based primarily on the type of supporting collateral:  residential real estate, commercial, industrial or agricultural real estate; commercial and industrial (C&I non-real estate), and consumer.  The residential real estate sector is further segregated by first lien loans, junior liens and home equity products, and residential real estate construction. The quantitative analysis uses the Bank’s eight quarter rolling historical loan loss experience adjusted for factors derived from current economic and market conditions that have been determined to have an effect on the probability and magnitude of a loss.   The historical loss experience factor was .95% of gross loans at June 30, 2014 compared to .99% at December 31, 2013.  The qualitative analysis utilizes a risk matrix that incorporates qualitative and environmental factors such as: loan volume, management, loan review process, credit concentrations, competition, and legal and regulatory issues. These factors are each risk rated from minimal to high risk and in total can add up to a maximum qualitative factor of 37.5 basis points. At quarter-end, this factor was 20.5 basis points unchanged from year-end 2013.  These factors are determined on the basis of Management’s observation, judgment and experience.

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

The following table shows the loans that were evaluated for the allowance for loan losses under a specific reserve (individually) and those that were evaluated under a general reserve (collectively), and the amount of the allowance established in each loan class as of June  30, 2014:

	Residential Real Estate 1-4 Family
		Junior Liens &		Commercial
(Dollars in thousands)	First Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Total

June 30, 2014
Loans evaluated for allowance:
Individually	$1,158	$51	$525	$22,210	$1,924	$-	$25,868
Collectively	160,330	40,020	10,757	300,255	188,206	7,283	706,851
Total	$161,488	$40,071	$11,282	$322,465	$190,130	$7,283	$732,719

Allowance established for loans evaluated:
Individually	$-	$-	$-	$68	$957	$-	$1,025
Collectively	1,079	266	261	5,344	1,409	135	8,494
Allowance at June 30, 2014	$1,079	$266	$261	$5,412	$2,366	$135	$9,519

December 31, 2013
Loans evaluated for allowance:
Individually	$2,354	$50	$537	$25,107	$1,996	$-	$30,044
Collectively	159,685	40,525	11,982	304,266	168,331	8,580	693,369
Total	$162,039	$40,575	$12,519	$329,373	$170,327	$8,580	$723,413

Allowance established for loans evaluated:
Individually	$9	$-	$-	$89	$1,002	$-	$1,100
Collectively	1,099	278	291	5,482	1,304	148	8,602
Allowance at December 31, 2013	$1,108	$278	$291	$5,571	$2,306	$148	$9,702

During the second quarter of 2014, $266 thousand was added to the allowance for loan losses (ALL) thorough the provision for loan loss expense.  This is a sizable reduction from the provision expense of $803 thousand for the same period in 2013.

Charged-off loans usually result from: (1) a borrower being legally relieved of loan repayment responsibility through bankruptcy, (2) insufficient collateral sale proceeds to repay a loan; or (3) the borrower and/or guarantor does not own other assets that, if sold, would generate sufficient sale proceeds to repay a loan.

The Bank recorded net loan charge-offs of $492 thousand for the second quarter of 2014 and $647 thousand year-to-date. In 2013, net charge-offs were $308 thousand and $546 thousand, for the second quarter and year-to-date period, respectively.

The following table presents an analysis of the allowance for loan losses for the periods ended:

	Residential Real Estate 1-4 Family
		Junior Liens &		Commercial
(Dollars in thousands)	First Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Total

Allowance at March 31, 2014	$1,133	$276	$374	$5,509	$2,309	$144	$9,745
Charge-offs	(241)	-	-	(234)	(11)	(37)	(523)
Recoveries	-	-	-	-	13	18	31
Provision	187	(10)	(113)	137	55	10	266
Allowance at June 30, 2014	$1,079	$266	$261	$5,412	$2,366	$135	$9,519

Allowance at December 31, 2013	$1,108	$278	$291	$5,571	$2,306	$148	$9,702
Charge-offs	(257)	-	(27)	(348)	(12)	(80)	(724)
Recoveries	3	-	-	-	33	41	77
Provision	225	(12)	(3)	189	39	26	464
Allowance at June 30, 2014	$1,079	$266	$261	$5,412	$2,366	$135	$9,519

Allowance at December 31, 2012	$913	$306	$899	$6,450	$1,620	$191	$10,379
Charge-offs	(547)	(45)	-	(2,855)	(363)	(162)	(3,972)
Recoveries	13	-	-	203	100	59	375
Provision	729	17	(608)	1,773	949	60	2,920
Allowance at December 31, 2013	$1,108	$278	$291	$5,571	$2,306	$148	$9,702

	June 30, 2014	December 31, 2013	June 30, 2013
Net loans charged-off as a percentage of average gross loans	0.18%	0.49%	0.15%
Net loans charged-off as a percentage of the provision for loan losses	139.44%	123.18%	34.02%
Allowance as a percentage of loans	1.30%	1.34%	1.57%
Net charge-offs	$647	$3,597	$546

Deposits:

Total deposits increased $55.0 million during the first half of 2014 to $900.7 million. Non-interest bearing deposits increased $7.7 million, while savings and interest-bearing checking increased $55.4 million and time deposits decreased $8.1 million. The increase in non-interest bearing checking accounts occurred primarily in small business checking accounts ($3.7 million) and municipal checking accounts ($5.3 million). Interest bearing checking increased by $33.5 million, primarily from commercial deposits.  The Bank’s Money Management product increased $16.9 million due primarily to an increase in commercial deposits.  Retail time deposits decreased since year-end, as customers moved funds to more liquid accounts.  As of June  30, 2014, the Bank had $5.6 million in CDARS reciprocal time deposits included in brokered time deposits.

			Change
(Dollars in thousands)	June 30, 2014	December 31, 2013	Amount	%
Noninterest-bearing checking	$129,270	$121,565	$7,705	6.3

Interest-bearing checking	213,960	180,450	33,510	18.6
Money management	387,311	370,401	16,910	4.6
Savings	64,356	59,394	4,962	8.4
Total interest-bearing checking and savings	665,627	610,245	55,382	9.1

Retail time deposits	100,188	108,283	(8,095)	(7.5)
Brokered time deposits	5,619	5,631	(12)	(0.2)
Total time deposits	105,807	113,914	(8,107)	(7.1)
Total deposits	$900,704	$845,724	$54,980	6.5

Overdrawn deposit accounts reclassified as loans	$138	$106

Borrowings:

The balance of securities sold under agreements to repurchase, which are accounted for as collateralized financings, decreased $21.6 million from year-end to $2.3 million.  The Bank is transitioning customers from this product to a deposit sweep product, which provides full FDIC coverage.  This will free-up collateral that was required to cover these balances and will increase the Bank’s liquidity. The long-term debt from the FHLB decreased due to scheduled amortization.

Shareholders’ Equity:

Total shareholders’ equity increased $4.6 million to $100.0 million at June  30, 2014, compared to $95.4 million at the end of 2013.  The increase in retained earnings from the Corporation’s net income of $4.1 million was partially offset by the cash dividend of $1.4 million. The Corporation’s dividend payout ratio is 34.2% for the first half of 2014 compared to 48.1% in 2013.

As part of its quarterly dividend decision, the Corporation considers current and future income projections, dividend yield, payout ratio, and current and future capital ratios. In April 2014, the Board of Directors declared a $.17 per share regular quarterly dividend for the second quarter of 2014.  This compares to a regular quarterly cash dividend of $.17 paid in the first quarter of 2013.  On July 24, 2014 the Board of Directors declared a $.17 per share regular quarterly dividend for the third quarter of 2014, which will be paid on August 27, 2014.

In addition, the Corporation considers how dividend decisions may affect the Dividend Reinvestment Plan (DRIP), which has raised $374 thousand in new capital this year with 20,642 new shares purchased.  The Corporation continually explores other sources of capital as part of its capital management plan for the Corporation and the Bank.  The Corporation did not repurchase any shares of the Corporation’s common stock during the first six months of 2014.

Capital adequacy is currently defined by regulatory agencies through the use of several minimum required ratios.  At June 30, 2014, the Corporation was well capitalized as defined by the banking regulatory agencies.  Regulatory capital ratios for the Corporation and the Bank are shown below:

			Regulatory Ratios
				Well Capitalized
(Dollars in thousands)	June 30, 2014	December 31, 2013	Minimum	Minimum

Total Risk-based Capital Ratio
Franklin Financial Services Corporation	14.63%	14.24%	8.00%	N/A
Farmers & Merchants Trust Company	14.17%	13.78%	8.00%	10.00%

Tier 1 Risk-based Capital Ratio
Franklin Financial Services Corporation	13.36%	12.97%	4.00%	N/A
Farmers & Merchants Trust Company	12.91%	12.52%	4.00%	6.00%

Tier 1 Leverage Ratio
Franklin Financial Services Corporation	9.35%	9.14%	4.00%	N/A
Farmers & Merchants Trust Company	8.93%	8.81%	4.00%	5.00%

Economy

The Corporation’s primary market area includes Franklin, Fulton, Cumberland and Huntingdon County, PA.  This area is diverse in demographic and economic makeup.  County populations range from a low of approximately 15,000 in Fulton County to over 220,000 in Cumberland County. Unemployment in the Bank’s market area has remained virtually unchanged over the past year and ranges from a low of 4.6% in Cumberland County to high of 6.9% in Fulton County.  The market area has a diverse economic base and local industries include, warehousing, truck & rail shipping centers, light and heavy manufacturers, health-care, higher education institutions, farming and agriculture, and a varied service sector.  The Corporation’s primary market area is located in south central Pennsylvania and provides easy access to the major metropolitan markets on the east coast via trucking and rail transportation. Because of this, warehousing and distribution companies continue to find the area attractive. The local economy is not overly dependent on any one industry or business and Management believes that the Bank’s primary market area continues to be well suited for growth as the recession eases.

The following provides selected economic data for the Bank’s primary market:

Economic Data

	June 30, 2014	December 31, 2013
Unemployment Rate (seasonally adjusted)
Market area range (1)	4.6% - 6.9%	5.9% - 9.2%
Pennsylvania	5.6%	7.3%
United States	6.1%	6.7%

Housing Price Index - year over year change
PA, nonmetropolitan statistical area	1.1%	1.3%
United States	4.9%	4.6%

Franklin County Building Permits - year over year change
Residential, estimated	19.5%	18.2%
Multifamily, estimated	-24.8%	-68.5%

(1) Franklin, Cumberland, Fulton and Huntingdon Counties

Unlike many companies, the assets and liabilities of the Corporation are financial in nature. As such, interest rates and changes in interest rates may have a more significant effect on the Corporation’s financial results than on other types of industries. Because of this, the Corporation watches the actions of the Federal Reserve Open Market Committee (FOMC) as it makes decisions about interest rate changes. The FOMC continues to hold short-term rates at historic lows.  The FOMC continued its tapering of bond purchases that it began at the end of 2013 and it is expected that the quantitative easing program will end in 2014.  It continues to monitor employment and inflation data as it considers the timing of an increase in the Fed Funds rate.  Many analysts believe that the FOMC will begin to increase rates in 2015.

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

Historically, the Corporation has satisfied its liquidity needs from earnings, repayment of loans and amortizing investment securities, maturing investment securities, loan` sales, deposit growth and its ability to access existing lines of credit.  All investment securities are classified as available for sale; therefore, securities that are not pledged as collateral for borrowings are an additional source of readily available liquidity, either by selling the security or, more preferably, to provide collateral for additional borrowing. At June  30, 2014, the Bank had approximately $84 million (fair value) in its investment portfolio pledged as collateral for deposits and Repos.  Another source of available liquidity for the Bank is a line of credit with the FHLB.  At June  30, 2014, the Bank had approximately $35 million available on this line of credit and $16 million of unsecured lines of credit at correspondent banks. At  June  30, 2014, the Bank had an excess borrowing capacity of $226.9 million, which includes the amount available on the line of credit.

The Bank has established credit at the Federal Reserve Discount Window and as of quarter-end had the ability to borrow approximately $39 million.

Off Balance Sheet Commitments

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk.  These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments.  Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation.  Unused commitments and standby letters of credit totaled $252.5 million and $239.6 million, respectively, at June  30, 2014 and December 31, 2013.

The Corporation has entered into various contractual obligations to make future payments.  These obligations include time deposits, long-term debt, operating leases, deferred compensation and pension payments.  These amounts have not changed materially from those reported in the Corporation’s 2013 Annual Report on Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the Corporation’s exposure to market risk during the six months ended June  30, 2014. For more information on market risk refer to the Corporation’s 2013 Annual Report on Form 10-K.

Item 4.  Controls and Procedures

Evaluation of Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that as of June  30, 2014, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 1A. Risk Factors

There were no material changes in the Corporation’s risk factors during the six months ended June  30, 2014. For more information, refer to the Corporation’s 2013 Annual Report on Form 10-K.

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

Franklin Financial Services Corporation

August 11, 2014	/s/ William E. Snell, Jr
William E. Snell, Jr.
President and Chief Executive Officer
(Principal Executive)

August 11, 2014	/s/ Mark R. Hollar
Mark R. Hollar
Treasurer and Chief Financial Officer
(Principal Financial Officer)