Form 10-Q
period 2014-09-30
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2014-11-10
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer ☐       Accelerated filer  ☐         Non-accelerated filer ☐          Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes☐  No ☒

There were 4,202,690 outstanding shares of the Registrant’s common stock as of October  31, 2014.

Part I FINANCIAL INFORMATION

Item 1 Financial Statements

Consolidated Balance Sheets

	(unaudited)
(Dollars in thousands, except share and per share data)	September 30	December 31
	2014	2013
Assets
Cash and due from banks	$15,302	$13,542
Interest-bearing deposits in other banks	40,905	27,203
Total cash and cash equivalents	56,207	40,745
Investment securities available for sale, at fair value	176,111	159,674
Restricted stock	1,938	1,906
Loans held for sale	1,333	349
Loans	730,645	723,413
Allowance for loan losses	(8,935)	(9,702)
Net Loans	721,710	713,711
Premises and equipment, net	15,386	16,145
Bank owned life insurance	21,956	21,530
Goodwill	9,016	9,016
Other intangible assets	387	698
Other real estate owned	3,737	4,708
Deferred tax asset, net	4,617	5,445
Other assets	10,400	10,660
Total assets	$1,022,798	$984,587

Liabilities
Deposits
Noninterest-bearing checking	$138,346	$121,565
Money management, savings and interest checking	657,731	610,245
Time	102,788	113,914
Total Deposits	898,865	845,724
Securities sold under agreements to repurchase	1,556	23,834
Long-term debt	12,000	12,403
Other liabilities	8,290	7,238
Total liabilities	920,711	889,199

Shareholders' equity
Common stock, $1 par value per share,15,000,000 shares authorized with
4,589,842 shares issued and 4,201,413 shares outstanding at September 30, 2014 and
4,560,700 shares issued and 4,168,673 shares outstanding at December 31, 2013	4,590	4,561
Capital stock without par value, 5,000,000 shares authorized with no
shares issued and outstanding	-	-
Additional paid-in capital	37,141	36,636
Retained earnings	70,320	65,897
Accumulated other comprehensive loss	(3,018)	(4,696)
Treasury stock, 388,429 shares at September 30, 2014 and 392,027 shares at
December 31, 2013, at cost	(6,946)	(7,010)
Total shareholders' equity	102,087	95,388
Total liabilities and shareholders' equity	$1,022,798	$984,587

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Income

	For the Three Months Ended		For the Nine Months Ended
(Dollars in thousands, except per share data) (unaudited)	September 30		September 30
	2014	2013	2014	2013
Interest income
Loans, including fees	$7,706	$8,019	$22,865	$24,351
Interest and dividends on investments:
Taxable interest	665	476	1,967	1,194
Tax exempt interest	386	378	1,120	1,135
Dividend income	24	19	80	59
Deposits and obligations of other banks	49	49	133	180
Total interest income	8,830	8,941	26,165	26,919

Interest expense
Deposits	679	811	2,076	3,076
Securities sold under agreements to repurchase	2	10	11	40
Long-term debt	118	124	360	367
Total interest expense	799	945	2,447	3,483
Net interest income	8,031	7,996	23,718	23,436
Provision for loan losses	-	350	464	1,955
Net interest income after provision for loan losses	8,031	7,646	23,254	21,481

Noninterest income
Investment and trust services fees	1,120	1,140	3,311	3,288
Loan service charges	265	232	682	674
Mortgage banking activities	15	18	47	36
Deposit service charges and fees	563	472	1,553	1,359
Other service charges and fees	317	232	901	687
Debit card income	339	315	982	917
Increase in cash surrender value of life insurance	139	150	426	455
Other real estate owned (losses) gains, net	-	(119)	(184)	(260)
Other	30	89	92	179
OTTI losses recognized in earnings	(20)	(25)	(20)	(75)
Securities gains, net	-	-	221	30
Total noninterest income	2,768	2,504	8,011	7,290

Noninterest expense
Salaries and employee benefits	4,191	3,977	12,548	12,208
Net occupancy expense	555	566	1,817	1,702
Furniture and equipment expense	241	239	732	730
Advertising	312	386	898	1,039
Legal and professional fees	361	233	979	871
Data processing	471	472	1,355	1,317
Pennsylvania bank shares tax	173	204	520	612
Intangible amortization	104	106	311	319
FDIC insurance	236	245	690	760
ATM/debit card processing	188	174	545	520
Other	916	780	2,656	2,513
Total noninterest expense	7,748	7,382	23,051	22,591
Income before federal income tax expense	3,051	2,768	8,214	6,180
Federal income tax expense	641	583	1,659	1,089
Net income	$2,410	$2,185	$6,555	$5,091

Per share
Basic earnings per share	$0.57	$0.53	$1.57	$1.23
Diluted earnings per share	$0.57	$0.53	$1.56	$1.23
Cash dividends declared	$0.17	$0.17	$0.51	$0.51

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Comprehensive Income

	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30
(Dollars in thousands) (unaudited)	2014	2013	2014	2013
Net Income	$2,410	$2,185	$6,555	$5,091

Securities:
Unrealized gains (losses) arising during the period	275	(1,772)	2,469	(3,362)
Reclassification adjustment for losses (gains) included in net income	20	25	(201)	45
Net unrealized gains (losses)	295	(1,747)	2,268	(3,317)
Tax effect	(100)	594	(771)	1,128
Net of tax amount	195	(1,153)	1,497	(2,189)

Derivatives:
Unrealized gains (losses) arising during the period	2	(20)	(10)	24
Reclassification adjustment for losses included in net income (1)	96	97	285	429
Net unrealized gains	98	77	275	453
Tax effect	(34)	(26)	(94)	(154)
Net of tax amount	64	51	181	299

Total other comprehensive income (loss)	259	(1,102)	1,678	(1,890)
Total Comprehensive Income	$2,669	$1,083	$8,233	$3,201

Reclassification adjustment / Statement line item	Tax expense (benefit)		Tax expense (benefit)
(1) Derivatives / interest expense on deposits	$(33)	$(33)	$(97)	$(146)

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Changes in Shareholders' Equity

For the Nine months September 30, 2014 and 2013:

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
(Dollars in thousands, except per share data) (unaudited)	Stock	Capital	Earnings	Loss	Stock	Total
Balance at December 31, 2012	$4,503	$35,788	$62,475	$(4,050)	$(7,082)	$91,634
Net income	-	-	5,091	-	-	5,091
Other comprehensive loss	-	-	-	(1,890)	-	(1,890)
Cash dividends declared, $.51 per share	-	-	(2,103)	-	-	(2,103)
Treasury shares issued under stock option plans, 4,007 shares	-	(20)	-	-	72	52
Common stock issued under dividend reinvestment plan, 36,616 shares	37	545	-	-	-	582
Balance at September 30, 2013	$4,540	$36,313	$65,463	$(5,940)	$(7,010)	$93,366

Balance at December 31, 2013	$4,561	$36,636	$65,897	$(4,696)	$(7,010)	$95,388
Net income	-	-	6,555	-	-	6,555
Other comprehensive income	-	-	-	1,678	-	1,678
Cash dividends declared, $.51 per share	-	-	(2,132)	-	-	(2,132)
Treasury shares issued under stock option plans, 3,598 shares	-	(9)	-	-	64	55
Common stock issued under dividend reinvestment plan, 29,142 shares	29	514	-	-	-	543
Balance at September 30, 2014	$4,590	$37,141	$70,320	$(3,018)	$(6,946)	$102,087

The accompanying notes are an integral part of these anaudited financial statements.

Consolidated Statements of Cash Flows

	Nine Months Ended September 30
	2014	2013
(Dollars in thousands) (unaudited)
Cash flows from operating activities
Net income	$6,555	$5,091
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,078	1,118
Net amortization of loans and investment securities	1,372	1,525
Amortization and net change in mortgage servicing rights valuation	12	39
Amortization of intangibles	311	319
Provision for loan losses	464	1,955
Net realized gains on sales of securities	(221)	(30)
Impairment writedown on securities recognized in earnings	20	75
Loans originated for sale	(5,809)	(7,859)
Proceeds from sale of loans	4,825	7,480
Writedown of other real estate owned	200	256
Net (gain) loss on sale or disposal of other real estate/other repossessed assets	(16)	4
Increase in cash surrender value of life insurance	(426)	(455)
Decrease in other assets	236	2,107
Increase in other liabilities	1,259	1,108
Net cash provided by operating activities	9,860	12,733

Cash flows from investing activities
Proceeds from sales and calls of investment securities available for sale	1,582	5,819
Proceeds from maturities and paydowns of securities available for sale	19,998	25,161
Purchase of investment securities available for sale	(36,956)	(65,315)
Net (increase) decrease in restricted stock	(32)	1,665
Net (increase) decrease in loans	(8,509)	32,092
Capital expenditures	(275)	(439)
Proceeds from sale of other real estate/other repossessed assets	868	518
Net cash used in investing activities	(23,324)	(499)

Cash flows from financing activities
Net increase in demand deposits, NOW, and savings accounts	64,267	40,351
Net decrease in time deposits	(11,126)	(48,973)
Net decrease in repurchase agreements	(22,278)	(18,339)
Long-term debt payments	(403)	(5)
Dividends paid	(2,132)	(2,103)
Treasury stock issued under stock option plans	55	52
Common stock issued under dividend reinvestment plan	543	582
Net cash provided by (used in) financing activities	28,926	(28,435)

Increase (decrease) in cash and cash equivalents	15,462	(16,201)
Cash and cash equivalents as of January 1	40,745	77,834
Cash and cash equivalents as of September 30	$56,207	$61,633

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest on deposits and other borrowed funds	$2,434	$3,483
Income taxes	$706	$300

Noncash Activities
Loans transferred to Other Real Estate	$82	$390

The accompanying notes are an integral part of these unaudited financial statements.

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, and cash flows as of September  30, 2014, and for all other periods presented have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted.  It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s 2013 Annual Report on Form 10-K.  The consolidated results of operations for the period ended September  30, 2014 are not necessarily indicative of the operating results for the full year.  Management has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.

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

Earnings per share are computed based on the weighted average number of shares outstanding during each period end.  A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30
(Dollars and shares in thousands, except per share data)	2014	2013	2014	2013
Weighted average shares outstanding (basic)	4,196	4,142	4,184	4,127
Impact of common stock equivalents	4	2	5	5
Weighted average shares outstanding (diluted)	4,200	4,144	4,189	4,132
Anti-dilutive options excluded from calculation	34	56	45	57
Net income	$2,410	$2,185	$6,555	$5,091
Basic earnings per share	$0.57	$0.53	$1.57	$1.23
Diluted earnings per share	$0.57	$0.53	$1.56	$1.23

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

Note 3. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss included in shareholders' equity are as follows:

	September 30	December 31
	2014	2013
(Dollars in thousands)
Net unrealized gains (losses) on securities	$1,527	$(741)
Tax effect	(519)	252
Net of tax amount	1,008	(489)

Net unrealized losses on derivatives	(286)	(561)
Tax effect	97	191
Net of tax amount	(189)	(370)

Accumulated pension adjustment	(5,814)	(5,814)
Tax effect	1,977	1,977
Net of tax amount	(3,837)	(3,837)

Total accumulated other comprehensive loss	$(3,018)	$(4,696)

Note 4. Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Bank generally holds collateral and/or personal guarantees supporting these commitments.  The Bank had $24.3 million and  $20.2 million of standby letters of credit as of September  30, 2014 and December 31, 2013, respectively. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The amount of the liability as of September  30, 2014 and December 31, 2013 for guarantees under standby letters of credit issued was not material.

Note 5. Investments

The amortized cost and estimated fair value of investment securities available for sale as of September  30, 2014 and December 31, 2013 is as follows:

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
September 30, 2014	cost	gains	losses	value
Equity securities	$274	$336	$-	$610
U.S. Government agency securities	16,064	112	(85)	16,091
Municipal securities	64,850	1,790	(466)	66,174
Trust preferred securities	5,935	-	(588)	5,347
Agency mortgage-backed securities	85,665	836	(459)	86,042
Private-label mortgage-backed securities	1,750	53	-	1,803
Asset-backed securities	46	-	(2)	44
	$174,584	$3,127	$(1,600)	$176,111

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
December 31, 2013	cost	gains	losses	value
Equity securities	$1,472	$499	$(1)	$1,970
U.S. Government agency securities	11,771	94	(114)	11,751
Municipal securities	56,861	1,400	(1,404)	56,857
Corporate debt securities	1,002	-	(1)	1,001
Trust preferred securities	5,922	-	(871)	5,051
Agency mortgage-backed securities	81,352	726	(1,051)	81,027
Private-label mortgage-backed securities	1,984	16	(31)	1,969
Asset-backed securities	51	-	(3)	48
	$160,415	$2,735	$(3,476)	$159,674

At September 30, 2014 and December 31, 2013, the fair value of investment securities pledged to secure public funds, trust balances, repurchase agreements, deposit and other obligations totaled $84.6 million and $107.6 million, respectively.

The amortized cost and estimated fair value of debt securities at September 30, 2014, by contractual maturity are shown below. Actual maturities may differ from contractual maturities because of prepayment or call options embedded in the securities.

(Dollars in thousands)	Amortized cost	Fair value
Due in one year or less	$2,113	$2,148
Due after one year through five years	12,207	12,597
Due after five years through ten years	30,499	30,828
Due after ten years	42,076	42,083
	86,895	87,656
Mortgage-backed securities	87,415	87,845
	$174,310	$175,501

The following table provides additional detail about trust preferred securities as of September  30, 2014:

Trust Preferred Securities

(Dollars in thousands)
Deal Name	Maturity	Single Issuer or Pooled	Class	Amortized Cost	Fair Value	Gross Unrealized Gain (Loss)	Lowest Credit Rating Assigned

BankAmerica Cap III	1/15/2027	Single	Preferred Stock	$962	$843	$(119)	BB
Wachovia Cap Trust II	1/15/2027	Single	Preferred Stock	276	263	(13)	BBB
Huntington Cap Trust	2/1/2027	Single	Preferred Stock	938	846	(92)	BB+
Corestates Captl Tr II	2/15/2027	Single	Preferred Stock	934	879	(55)	BBB+
Huntington Cap Trust II	6/15/2028	Single	Preferred Stock	889	823	(66)	BB+
Chase Cap VI JPM	8/1/2028	Single	Preferred Stock	962	879	(83)	BBB-
Fleet Cap Tr V	12/18/2028	Single	Preferred Stock	974	814	(160)	BB
				$5,935	$5,347	$(588)

The following table provides additional detail about private label mortgage-backed securities as of September  30, 2014:

Private Label Mortgage Backed Securities

(Dollars in thousands)				Gross				Cumulative
	Origination	Amortized	Fair	Unrealized	Collateral	Lowest Credit	Credit	OTTI
Description	Date	Cost	Value	Gain (Loss)	Type	Rating Assigned	Support %	Charges
RALI 2004-QS4 A7	3/1/2004	$105	$108	$3	ALT A	BBB+	12.31	$-
MALT 2004-6 7A1	6/1/2004	417	426	9	ALT A	CCC	14.00	-
RALI 2005-QS2 A1	2/1/2005	289	302	13	ALT A	CC	5.85	10
RALI 2006-QS4 A2	4/1/2006	562	573	11	ALT A	D	-	293
GSR 2006-5F 2A1	5/1/2006	87	93	6	Prime	D	-	15
RALI 2006-QS8 A1	7/28/2006	290	301	11	ALT A	D	-	217
		$1,750	$1,803	$53				$535

Impairment:

The investment portfolio contained 94 securities with $72.6 million of temporarily impaired fair value and $1.6 million in unrealized losses at September 30, 2014. The total unrealized loss position has improved by $1.9 million since year-end 2013.

For securities with an unrealized loss, Management applies a systematic methodology in order to perform an assessment of the potential for other-than-temporary impairment.  In the case of debt securities, investments considered for other-than-temporary impairment: (1) had a specified maturity or repricing date; (2) were generally expected to be redeemed at par, and (3) were expected to achieve a recovery in market value within a reasonable period of time. In addition, the Bank considers whether it intends to sell these securities or whether it will be forced to sell these securities before the earlier of amortized cost recovery or maturity. Equity securities are assessed for other-than-temporary impairment based on the length of time of impairment, dollar amount of the impairment and general market and financial conditions relating to specific issues.  The impairment identified on debt and equity securities and subject to assessment at September 30, 2014, was deemed to be temporary and required no further adjustments to the financial statements, unless otherwise noted.

The following table reflects temporary impairment in the investment portfolio (excluding restricted stock), aggregated by investment category, length of time that individual securities have been in a continuous unrealized loss position and the number of securities in each category as of September 30, 2014 and December 31, 2013:

	September 30, 2014
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Government agency securities	$993	$(2)	1	$7,321	$(83)	14	$8,314	$(85)	15
Municipal securities	6,752	(72)	11	11,557	(394)	17	18,309	(466)	28
Trust preferred securities	-	-	-	5,347	(588)	7	5,347	(588)	7
Agency mortgage-backed securities	28,538	(161)	28	12,091	(298)	15	40,629	(459)	43
Asset-backed securities	-	-	-	5	(2)	1	5	(2)	1
Total temporarily impaired securities	$36,283	$(235)	40	$36,321	$(1,365)	54	$72,604	$(1,600)	94

	December 31, 2013
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

Equity securities	$22	$(1)	1	$-	$-	-	$22	$(1)	1
U.S. Government agency securities	3,971	(85)	7	3,807	(29)	7	7,778	(114)	14
Municipal securities	16,770	(1,022)	24	3,160	(382)	4	19,930	(1,404)	28
Corporate debt securities	-	-	-	1,001	(1)	1	1,001	(1)	1
Trust preferred securities	-	-	-	5,051	(871)	7	5,051	(871)	7
Agency mortgage-backed securities	40,395	(999)	38	2,213	(52)	4	42,608	(1,051)	42
Private-label mortgage-backed securities	-	-	-	911	(31)	2	911	(31)	2
Asset-backed securities	-	-	-	48	(3)	3	48	(3)	3
Total temporarily impaired securities	$61,158	$(2,107)	70	$16,191	$(1,369)	28	$77,349	$(3,476)	98

The municipal bond portfolio has an unrealized loss of $466 thousand at quarter end. However, the unrealized loss has declined significantly from $730 thousand at the end of the second quarter and $1.4 million at the prior-year end.  The unrealized loss in this portfolio is deemed to be non-credit related and no other-than-temporary impairment charges have been recorded.

The trust preferred portfolio contains seven securities with a fair value of $5.3 million and an unrealized loss of $588 thousand. The trust-preferred securities held by the Bank are single entity issues, not pooled trust preferred securities.  Therefore, the impairment review of these securities is based only on the issuer and the security cannot be impaired by the performance of other issuers as if it was a pooled trust-preferred bond. All of the Bank’s trust preferred securities are single issue, variable rate notes with long maturities (2027 – 2028).  None of these bonds have suspended or missed a dividend payment. At September 30, 2014, the Bank believes it will be able to collect all interest and principal due on these bonds and no other-than-temporary-impairment charges were recorded.

The PLMBS sector shows a gross unrealized gain $53 thousand. Even though there is no unrealized loss, due to the nature of these bonds, they are evaluated closely. These bonds were all rated AAA at time of purchase, but have since experienced rating declines. Some have experienced increased delinquencies and defaults, while others have seen the credit support increase as the bonds paid-down. The Bank monitors the performance of the PLMBS investments on a regular basis and reviews delinquencies, default rates, credit support levels and various cash flow stress test scenarios. In determining the credit related loss, Management considers all principal past due 60 days or more as a loss. If additional principal moves beyond 60 days past due, it will also be considered a loss. As a result of the analysis on PLMBS it was determined that a $20 thousand impairment charge was required at quarter end. It is primarily a result of the OTTI charge that these bonds are showing an unrealized gain at quarter end.  The Bank has recorded $535 thousand of cumulative impairment charges on this portfolio. Management continues to monitor these securities and it is possible that additional write-downs may occur if current loss trends continue. The Bank is currently participating in a class-action lawsuit against one PLMBS servicer that centers on defective warranties and representations made as part of the underwriting process.

The Bank held $1.9 million of restricted stock at September 30, 2014.  Except for $30 thousand, this investment represents stock in FHLB Pittsburgh. The Bank is required to hold this stock to be a member of FHLB and it is carried at cost of $100 per share.

FHLB stock is evaluated for impairment primarily based on an assessment of the ultimate recoverability of its cost. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support its operations.  There is not a public market for FHLB stock and the benefits of FHLB membership (e.g., liquidity and low cost funding) add value to the stock beyond purely financial measures. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment. In October 2014, the FHLB repurchased approximately $1 million of its stock from the Bank.

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

A summary of loans outstanding, by primary collateral, at the end of the reporting periods is as follows:

			Change
(Dollars in thousands)	September 30, 2014	December 31, 2013	Amount	%
Residential Real Estate 1-4 Family
Consumer first liens	$104,823	$103,573	$1,250	1.2
Consumer junior liens and lines of credit	37,454	34,636	2,818	8.1
Total consumer	142,277	138,209	4,068	2.9

Commercial first lien	58,320	58,466	(146)	(0.2)
Commercial junior liens and lines of credit	5,664	5,939	(275)	(4.6)
Total commercial	63,984	64,405	(421)	(0.7)
Total residential real estate 1-4 family	206,261	202,614	3,647	1.8

Residential real estate - construction
Consumer	1,286	3,960	(2,674)	(67.5)
Commercial	8,854	8,559	295	3.4
Total residential real estate construction	10,140	12,519	(2,379)	(19.0)

Commercial real estate	323,570	329,373	(5,803)	(1.8)
Commercial	184,049	170,327	13,722	8.1
Total commercial	507,619	499,700	7,919	1.6

Consumer	6,625	8,580	(1,955)	(22.8)
	730,645	723,413	7,232	1.0
Less: Allowance for loan losses	(8,935)	(9,702)	767	(7.9)
Net Loans	$721,710	$713,711	$7,999	1.1

Included in the loan balances are the following:
Net unamortized deferred loan costs	$511	$372
Unamortized discount on purchased loans	$(25)	$(92)

Loans pledged as collateral for borrowings and commitments from:
FHLB	$602,666	$607,524
Federal Reserve Bank	57,143	45,809
	$659,809	$653,333

Note 7. Loan Quality

The following table presents, by class, the activity in the Allowance for Loan Losses (ALL) for the periods ended:

	Residential Real Estate 1-4 Family
		Junior Liens &		Commercial
(Dollars in thousands)	First Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Total

Allowance at June 30, 2014	$1,079	$266	$261	$5,412	$2,366	$135	$9,519
Charge-offs	-	-	-	-	(611)	(67)	(678)
Recoveries	2	-	-	49	23	20	94
Provision	48	56	(27)	33	(149)	39	-
Allowance at September 30, 2014	$1,129	$322	$234	$5,494	$1,629	$127	$8,935

Allowance at December 31, 2013	$1,108	$278	$291	$5,571	$2,306	$148	$9,702
Charge-offs	(257)	-	(27)	(348)	(623)	(147)	(1,402)
Recoveries	5	-	-	49	56	61	171
Provision	273	44	(30)	222	(110)	65	464
Allowance at September 30, 2014	$1,129	$322	$234	$5,494	$1,629	$127	$8,935

Allowance at June 30, 2013	$1,365	$278	$701	$6,730	$2,202	$162	$11,438
Charge-offs	-	-	-	(369)	(35)	(29)	(433)
Recoveries	1	-	-	2	5	13	21
Provision	125	(15)	(448)	598	79	11	350
Allowance at September 30, 2013	$1,491	$263	$253	$6,961	$2,251	$157	$11,376

Allowance at December 31, 2012	$913	$306	$899	$6,450	$1,620	$191	$10,379
Charge-offs	(39)	(45)	-	(536)	(362)	(113)	(1,095)
Recoveries	10	-	-	5	80	42	137
Provision	607	2	(646)	1,042	913	37	1,955
Allowance at September 30, 2013	$1,491	$263	$253	$6,961	$2,251	$157	$11,376

The following table presents, by class, loans that were evaluated for the ALL under the specific reserve (individually) and those that were evaluated under the general reserve (collectively) and the amount of the ALL established in each class as of September  30, 2014 and December 31, 2013:

	Residential Real Estate 1-4 Family
		Junior Liens &		Commercial
(Dollars in thousands)	First Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Total

September 30, 2014
Loans evaluated for allowance:
Individually	$1,193	$51	$1,155	$20,338	$1,343	$-	$24,080
Collectively	161,950	43,067	8,985	303,232	182,706	6,625	706,565
Total	$163,143	$43,118	$10,140	$323,570	$184,049	$6,625	$730,645

Allowance established for loans evaluated:
Individually	$-	$-	$-	$71	$28	$-	$99
Collectively	1,129	322	234	5,423	1,601	127	8,836
Allowance at September 30, 2014	$1,129	$322	$234	$5,494	$1,629	$127	$8,935

December 31, 2013
Loans evaluated for allowance:
Individually	$2,354	$50	$537	$25,107	$1,996	$-	$30,044
Collectively	159,685	40,525	11,982	304,266	168,331	8,580	693,369
Total	$162,039	$40,575	$12,519	$329,373	$170,327	$8,580	$723,413

Allowance established for loans evaluated:
Individually	$9	$-	$-	$89	$1,002	$-	$1,100
Collectively	1,099	278	291	5,482	1,304	148	8,602
Allowance at December 31, 2013	$1,108	$278	$291	$5,571	$2,306	$148	$9,702

The following table shows additional information about those loans considered to be impaired at September  30, 2014 and December 31, 2013:

	Impaired Loans
	With No Allowance		With Allowance
(Dollars in thousands)		Unpaid		Unpaid
	Recorded	Principal	Recorded	Principal	Related
September 30, 2014	Investment	Balance	Investment	Balance	Allowance
Residential Real Estate 1-4 Family
First liens	$2,002	$2,107	$-	$-	$-
Junior liens and lines of credit	129	155	-	-	-
Total	2,131	2,262	-	-	-
Residential real estate - construction	1,155	1,184	-	-	-
Commercial real estate	19,848	24,125	896	1,013	71
Commercial	79	81	1,318	2,010	28
Total	$23,213	$27,652	$2,214	$3,023	$99

December 31, 2013
Residential Real Estate 1-4 Family
First liens	$3,030	$3,500	$9	$39	$9
Junior liens and lines of credit	108	127	-	-	-
Total	3,138	3,627	9	39	9
Residential real estate - construction	537	556	-	-	-
Commercial real estate	24,188	30,334	966	1,043	89
Commercial	88	89	1,970	2,043	1,002
Total	$27,951	$34,606	$2,945	$3,125	$1,100

The following table shows the average of impaired loans and related interest income for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30, 2014		September 30, 2014
	Average	Interest	Average	Interest
(Dollars in thousands)	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Residential Real Estate 1-4 Family
First liens	$2,026	$11	$2,666	$35
Junior liens and lines of credit	131	-	127	-
Total	2,157	11	2,793	35
Residential real estate - construction	1,155	-	739	-
Commercial real estate	20,488	83	23,395	257
Commercial	1,930	-	2,032	1
Total	$25,730	$94	$28,959	$293

	Three Months Ended		Nine Months Ended
	September 30, 2013		September 30, 2013
	Average	Interest	Average	Interest
(Dollars in thousands)	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Residential Real Estate 1-4 Family
First liens	$3,365	$4	$3,477	$12
Junior liens and lines of credit	417	-	613	5
Total	3,782	4	4,090	17
Residential real estate - construction	544	-	550	-
Commercial real estate	31,730	118	30,508	252
Commercial	2,112	-	3,015	-
Total	$38,168	$122	$38,163	$269

The following table presents the aging of payments of the loan portfolio:

(Dollars in thousands)		Loans Past Due and Still Accruing					Total
	Current	30-59 Days	60-89 Days	90 Days+	Total	Non-Accrual	Loans
September 30, 2014
Residential Real Estate 1-4 Family
First liens	$160,593	$298	$849	$163	$1,310	$1,240	$163,143
Junior liens and lines of credit	42,756	180	53	11	244	118	43,118
Total	203,349	478	902	174	1,554	1,358	206,261
Residential real estate - construction	8,985	-	-	-	-	1,155	10,140
Commercial real estate	306,896	121	2,050	152	2,323	14,351	323,570
Commercial	182,232	87	20	23	130	1,687	184,049
Consumer	6,553	51	5	16	72	-	6,625
Total	$708,015	$737	$2,977	$365	$4,079	$18,551	$730,645

December 31, 2013
Residential Real Estate 1-4 Family
First liens	$156,916	$1,725	$497	$302	$2,524	$2,599	$162,039
Junior liens and lines of credit	40,204	204	19	41	264	107	40,575
Total	197,120	1,929	516	343	2,788	2,706	202,614
Residential real estate - construction	11,458	523	-	-	523	538	12,519
Commercial real estate	309,531	634	-	207	841	19,001	329,373
Commercial	167,747	78	60	44	182	2,398	170,327
Consumer	8,430	117	23	10	150	-	8,580
Total	$694,286	$3,281	$599	$604	$4,484	$24,643	$723,413

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

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total

September 30, 2014
Residential Real Estate 1-4 Family
First liens	$156,650	$1,959	$4,534	$-	$163,143
Junior liens and lines of credit	42,721	29	368	-	43,118
Total	199,371	1,988	4,902	-	206,261
Residential real estate - construction	8,714	271	1,155	-	10,140
Commercial real estate	281,094	14,611	27,865	-	323,570
Commercial	168,928	5,634	9,487	-	184,049
Consumer	6,609	-	16	-	6,625
Total	$664,716	$22,504	$43,425	$-	$730,645

December 31, 2013
Residential Real Estate 1-4 Family
First liens	$150,762	$3,653	$7,624	$-	$162,039
Junior liens and lines of credit	40,102	66	407	-	40,575
Total	190,864	3,719	8,031	-	202,614
Residential real estate - construction	10,955	-	1,564	-	12,519
Commercial real estate	281,857	11,861	35,655	-	329,373
Commercial	154,888	3,393	12,046	-	170,327
Consumer	8,570	-	10	-	8,580
Total	$647,134	$18,973	$57,306	$-	$723,413

The following table presents information on the Bank’s Troubled Debt Restructuring (TDR) loans:

					Troubled Debt Restructurings
					That Have Defaulted on
(Dollars in thousands)	Troubled Debt Restructurings				Modified Terms YTD
	Number of	Recorded			Number of	Recorded
	Contracts	Investment	Performing*	Nonperforming*	Contracts	Investment
September 30, 2014
Residential real estate - construction	1	$524	$-	$524	-	$-
Residential real estate	5	598	598	-	-	-
Commercial real estate	12	15,398	14,459	939	-	-
Total	18	$16,520	$15,057	$1,463	-	$-

December 31, 2013
Residential real estate - construction	1	$537	$-	$537	-	$-
Residential real estate	5	625	625	-	-	-
Commercial real estate	12	15,877	14,318	1,559	-	-
Total	18	$17,039	$14,943	$2,096	-	$-

*The performing status is determined by the loan’s compliance with the modified terms.

There were no new TDR loans made during 2014.

The following table reports new TDR loans made during 2013, concession granted and the recorded investment as of September 30, 2013:

	New During Period
	Number of	Pre-TDR	After-TDR	Recorded
Nine Months Ended September 30, 2013	Contracts	Modification	Modification	Investment	Concession
Residential real estate	1	$75	$75	$73	multiple
Commercial real estate	2	10,458	10,745	10,659	multiple
	3	$10,533	$10,820	$10,732

Note 8. Pension

The components of pension expense for the periods presented are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2014	2013	2014	2013
Components of net periodic cost:
Service cost	$83	$114	$253	$342
Interest cost	194	179	585	537
Expected return on plan assets	(291)	(312)	(872)	(936)
Recognized net actuarial loss	81	159	243	477
Net period cost	$67	$140	$209	$420

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

The following methods and assumptions were used to estimate the fair values of the Corporation’s financial instruments at September 30, 2014 and December 31, 2013.

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

The fair value of the Corporation's financial instruments are as follows:

	September 30, 2014
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3

Financial assets:
Cash and cash equivalents	$56,207	$56,207	$56,207	$-	$-
Investment securities available for sale	176,111	176,111	610	175,501	-
Restricted stock	1,938	1,938	-	1,938	-
Loans held for sale	1,333	1,333	-	1,333	-
Net loans	721,710	726,221	-	-	726,221
Accrued interest receivable	2,853	2,853	-	2,853	-
Mortgage servicing rights	172	172	-	-	172

Financial liabilities:
Deposits	$898,865	$899,010	$-	$899,010	$-
Securities sold under agreements to repurchase	1,556	1,556	-	1,556	-
Long-term debt	12,000	12,237	-	12,237	-
Accrued interest payable	242	242	-	242	-
Interest rate swaps	286	286	-	286	-

	December 31, 2013
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3

Financial assets:
Cash and cash equivalents	$40,745	$40,745	$40,745	$-	$-
Investment securities available for sale	159,674	159,674	1,970	157,704	-
Restricted stock	1,906	1,906	-	1,906	-
Loans held for sale	349	349	-	349	-
Net loans	713,711	722,119	-	-	722,119
Accrued interest receivable	3,087	3,087	-	3,087	-
Mortgage servicing rights	184	184	-	-	184

Financial liabilities:
Deposits	$845,724	$846,289	$-	$846,289	$-
Securities sold under agreements to repurchase	23,834	23,834	-	23,834	-
Long-term debt	12,403	12,999	-	12,999	-
Accrued interest payable	229	229	-	229	-
Interest rate swaps	561	561	-	561	-

Recurring Fair Value Measurements

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September  30, 2014 and December 31, 2013 are as follows:

(Dollars in Thousands)	Fair Value at September 30, 2014
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities	$610	$-	$-	$610
Obligations of U.S. Government agencies	-	16,091	-	16,091
Obligations of state and political subdivisions	-	66,174	-	66,174
Trust Preferred Securities	-	5,347	-	5,347
Agency mortgage-backed securities	-	86,042	-	86,042
Private-label mortgage-backed securities	-	1,803	-	1,803
Asset-backed securities	-	44	-	44
Total assets	$610	$175,501	$-	$176,111

Liability Description
Interest rate swaps	$-	$286	$-	$286
Total liabilities	$-	$286	$-	$286

(Dollars in Thousands)	Fair Value at December 31, 2013
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities	$1,970	$-	$-	$1,970
Obligations of U.S. Government agencies	-	11,751	-	11,751
Obligations of state and political subdivisions	-	56,857	-	56,857
Corporate debt securities	-	1,001	-	1,001
Trust Preferred Securities	-	5,051	-	5,051
Agency mortgage-backed securities	-	81,027	-	81,027
Private-label mortgage-backed securities	-	1,969	-	1,969
Asset-backed securities	-	48	-	48
Total assets	$1,970	$157,704	$-	$159,674

Liability Description
Interest rate swaps	$-	$561	$-	$561
Total liabilities	$-	$561	$-	$561

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

Nonrecurring Fair Value Measurements

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2014 and December 31, 2013 are as follows:

(Dollars in Thousands)
	Fair Value at September 30, 2014
Asset Description	Level 1	Level 2	Level 3	Total
Impaired loans (1)	$-	$-	$3,083	$3,083
Other real estate owned (1)	-	-	538	538
Mortgage servicing rights	-	-	172	172
Total assets	$-	$-	$3,793	$3,793

(Dollars in Thousands)	Fair Value at December 31, 2013
Asset Description	Level 1	Level 2	Level 3	Total
Impaired loans (1)	$-	$-	$8,588	$8,588
Other real estate owned (1)	-	-	498	498
Mortgage servicing rights	-	-	184	184
Total assets	$-	$-	$9,270	$9,270

(1)	Includes assets directly charged-down to fair value during the year-to-date period.

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

Other real estate: The fair value of other real estate, upon initial recognition, is estimated using Level 2 inputs within the fair value hierarchy based on observable market data and Level 3 inputs based on customized discounting criteria.  In connection with the measurement and initial recognition of the foregoing assets, the Corporation recognizes charge-offs through the allowance for loan losses.  Subsequent charge-offs are recognized as an expense.

Mortgage servicing rights: The fair value of mortgage servicing rights, upon initial recognition, is estimated using a valuation model that calculates the present value of estimated future net servicing income.  The model incorporates Level 3 assumptions such as cost to service, discount rate, prepayment speeds, default rates and losses.

The Corporation did not record any liabilities at fair value for which measurement of the fair value was made on a nonrecurring basis at September  30, 2014. For financial assets and liabilities measured at fair value on a recurring basis, there were no transfers of financial assets or liabilities between Level 1 and Level 2 during the period ending September  30, 2014.

The following table presents additional quantitative information about Level 3 assets measured at fair value on a nonrecurring basis:

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in Thousands)	at September 30, 2014
				Range
Asset Description	Fair Value	Valuation Technique	Unobservable Input	(Weighted Average)
Impaired loans (1)	$3,083	Appraisal	Appraisal Adjustments (2)	0% - 100% (22.93%)
			Cost to sell	0% - 10% (5.52%)
Other real estate owned (1)	538	Appraisal	Appraisal Adjustments (2)
			Cost to sell	8% (8%)
Mortgage servicing rights	172	Discounted Cash Flow (3)

	at December 31, 2013
Impaired loans (1)	$8,588	Appraisal	Appraisal Adjustments (2)	0% - 60% (5%)
			Cost to sell	5% - 13.5% (7%)
Other real estate owned (1)	498	Appraisal	Appraisal Adjustments (2)
			Cost to sell	8% (8%)
Mortgage servicing rights	184	Discounted Cash Flow (3)

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

Information regarding the interest rate swaps as of September  30, 2014 follows:

(Dollars in thousands)				Amount Expected to
be Expensed into
Notional	Maturity	Interest Rate		Earnings within the
Amount	Date	Fixed	Variable	next 12 Months

$10,000	5/30/2015	3.87%	0.02%	$257

Fair Value of Derivative Instruments in the Consolidated Balance Sheets were as follows as of September  30, 2014 and December 31, 2013:

Fair Value of Derivative Instruments
(Dollars in thousands)		Balance Sheet
Date	Type	Location	Fair Value
September 30, 2014	Interest rate contracts	Other liabilities	$286
December 31, 2013	Interest rate contracts	Other liabilities	$561

The Effect of Derivative Instruments on the Statement of Income for the Three and Nine Months Ended September  30, 2014 and 2013 follows:

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships
(Dollars in thousands)					Amount of Gain
				Location of	or (Loss)
				Gain or (Loss)	Recognized in
				Recognized in	Income on
		Location of	Amount of Gain	Income on	Derivatives
	Amount of Gain	Gain or (Loss)	or (Loss)	Derivative (Ineffective	(Ineffective Portion
	or (Loss)	Reclassified from	Reclassified from	Portion and Amount	and Amount
	Recognized in OCI	Accumulated OCI	Accumulated OCI	Excluded from	Excluded from
	net of tax on Derivative	into Income	into Income	Effectiveness	Effectiveness
Date / Type	(Effective Portion)	(Effective Portion)	(Effective Portion)	Testing)	Testing)
Interest rate contracts

Three months ended:
September 30, 2014	$64	Interest Expense	$(96)	Other income (expense)	$-
September 30, 2013	$51	Interest Expense	$(97)	Other income (expense)	$-

Nine months ended:
September 30, 2014	$181	Interest Expense	$(285)	Other income (expense)	$-
September 30, 2013	$299	Interest Expense	$(429)	Other income (expense)	$-

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

The following table presents the liabilities subject to an enforceable master netting arrangement or repurchase agreements as of September  30, 2014 and December 31, 2013.  As of these dates, all of the Bank’s swap agreement with an institutional counterparty  was in a liability position.  Therefore, there were no assets to be recognized in the consolidated statements of condition.  The Bank has no swap agreements with our commercial banking customers.

			Net Amounts	Gross Amounts Not Offset in the
	Gross	Gross Amounts	of Liabilities	Statements of Condition
	Amounts of	Offset in the	Presented in the
	Recognized	Statements of	Statements of	Financial	Cash Collateral	Net
(Dollars in thousands)	Liabilities	Condition	Condition	Instruments	Pledged	Amount
Interest Rate Swap Agreements

September 30, 2014	$286	$-	$286	$286	$-	$-

December 31, 2013	$561	$-	$561	$561	$-	$-

1Note 11. Reclassification

Certain prior period amounts may have been reclassified to conform to the current year presentation.  Such reclassifications did not affect the Corporation’s financial position or results of operations.

Note 12. Subsequent Events

On October 27, 2014, the Bank announced the consolidation of several community banking offices.  On January 21, 2015, the Bank will consolidate the Warfordsburg and Penns Village offices with the McConnellsburg Office in Fulton County and the St. Thomas office with the West Side Office in Franklin County.

On October 30, 2014, S&T Bancorp Inc. agreed to acquire Integrity Bancshares Inc. (Integrity).  The Bank owns shares of Integrity and expects to recognize a pre-tax gain of approximately $628,000, based on the terms of the agreement, upon completion of this transaction in the first quarter of 2015.

These subsequent events did not have an effect on the Corporation’s third quarter financial statements.

Management’s Discussion and Analysis of Results of Operations and Financial Condition

For the Three and Nine Months Ended September 30, 2014 and 2013

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

Results of Operations

Year-to-Date Summary

At September  30, 2014, total assets were $1.023 billion, an increase of $38.2 million from December 31, 2013. Net loans increased to $721.7 million and total deposits increased to $898.9 million.  The Corporation reported net income for the first nine months of 2014 of $6.6 million.  This is a 28.8% increase versus net income of $5.1 million for the same period in 2013. Total revenue (interest income and noninterest income) decreased $33 thousand year-over-year. Interest income decreased $754 thousand,  while interest expense decreased by  $1.0 million, resulting in a $282 thousand increase in net interest income. The provision for loan losses was $464 thousand for the period, $1.5 million less than in 2013.  Noninterest income increased $721 thousand, while noninterest expense increased $460 thousand.  Income tax expense increased from $1.1 million in 2013 to $1.7 million in 2014. The effective tax rate increased from 17.6% in 2013 to 20.2% in 2014 due to tax exempt income comprising a less significant amount of income before federal income taxes.    Diluted earnings per share increased to $1.56 in 2014 from $1.23 in 2013.

Key performance ratios as of, or for the nine months ended September  30, 2014 and 2013 are listed below:

	September 30,
	2014	2013

Performance measurements
Return on average assets*	0.86%	0.66%
Return on average equity*	8.90%	7.37%
Return on average tangible assets (1)*	0.89%	0.69%
Return on average tangible equity (1)*	10.15%	8.58%
Efficiency ratio (1)	69.86%	70.70%
Net interest margin*	3.56%	3.40%
Current dividend yield*	3.24%	4.26%
Dividend payout ratio	32.52%	41.31%

Shareholders' Value (per common share)
Diluted earnings per share	$1.56	$1.23
Basic earnings per share	1.57	1.23
Regular cash dividends paid	0.51	0.51
Book value	24.30	22.51
Tangible book value (1)	22.06	20.14
Market value	21.00	15.95
Market value/book value ratio	86.42%	70.86%
Price/earnings multiple*	10.10	9.73

Safety and Soundness
Risk-based capital ratio (Total)	15.04%	13.92%
Leverage ratio (Tier 1)	9.51%	8.90%
Common equity ratio	9.98%	9.31%
Tangible common equity ratio (1)	9.15%	8.41%
Nonperforming loans/gross loans	2.59%	4.00%
Nonperforming assets/total assets	2.21%	3.35%
Allowance for loan losses as a % of loans	1.22%	1.58%
Net charge-offs/average loans*	0.22%	0.17%

Trust assets under management (fair value)	$594,046	$560,940

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
Tangible Common Equity Ratio Efficiency Ratio

Total Shareholders’ Equity less Intangible Assets / Total Assets less Intangible Assets

Noninterest expense  / tax equivalent net interest income plus noninterest income less net securities gains or losses

Comparison of the three months ended September  30, 2014 to the three months ended September 30, 2013:

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

Tax equivalent net interest income for the third quarter of 2014 increased $156 thousand quarter over quarter.  Average interest-earning assets increased $4.9 million from 2013,  but the yield on these assets decreased by 2 basis points.  The average balance of investment securities increased $16.9 million while average loans increased $7.4 million quarter over quarter.  Average commercial loans increased $4.5 million and average mortgage loans increased $3.0 million.  The average balance of consumer loans, including home equity loans, decreased slightly, by  $181 thousand.

Interest expense was $799 thousand for the third quarter, a decrease of $146 thousand from the 2013 total of $945 thousand.  Average interest-bearing liabilities decreased $21.9 million to $779.1 million for 2014 from an average balance of $801.0 million in 2013.  The average cost of these liabilities decreased from .47% in 2013 to .41% in 2014.  Average interest-bearing deposits decreased $162 thousand and the cost of these deposits decreased from .42% to .35%.     Securities sold under agreements to repurchase (Repos) decreased $21.3 million on average over the prior year quarter while the average rate remained constant at .15% in both years. The average balance of long-term debt decreased $405 thousand, due to prepayments and amortizations.

The changes in the balance sheet and interest rates resulted in an increase in tax equivalent net interest income of $156 thousand to $8.5 million in 2014 compared to $8.4 million in 2013.  The increase in net interest income was due to a $245 thousand increase from higher volume offset by an $89 thousand decrease due to changes in rates.

The following table presents average balances, tax-equivalent (T/E) interest income, and yields earned or rates paid on the assets or liabilities.  All nontaxable interest income has been adjusted to a tax-equivalent basis using a tax rate of 34%.

	For the Three Months Ended September 30,
	2014			2013

	Average	Income or	Average	Average	Income or	Average
(Dollars in thousands)	balance	expense	yield/rate	balance	expense	yield/rate

Interest-earning assets:
Interest-bearing obligations of other
banks and federal funds sold	$40,881	$49	0.48%	$60,244	$49	0.32%
Investment securities:
Taxable	129,489	689	2.11%	118,863	495	1.65%
Nontaxable	49,160	579	4.71%	42,909	557	5.19%
Loans:
Commercial, industrial and agricultural	582,296	6,266	4.21%	577,760	6,399	4.31%
Residential mortgage	82,850	856	4.10%	79,827	840	4.17%
Home equity loans and lines	60,243	773	5.09%	58,617	839	5.68%
Consumer	7,658	128	6.63%	9,465	151	6.33%
Loans	733,047	8,023	4.30%	725,669	8,229	4.45%

Total interest-earning assets	952,577	9,340	3.89%	947,685	9,330	3.91%
Other assets	71,324			71,030
Total assets	$1,023,901			$1,018,715

Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$212,061	62	0.12%	$187,111	48	0.10%
Money Management	382,623	418	0.43%	382,620	422	0.44%
Savings	63,559	12	0.08%	61,584	12	0.07%
Time	104,533	187	0.71%	131,623	329	0.99%
Total interest-bearing deposits	762,776	679	0.35%	762,938	811	0.42%

Securities sold under agreements to repurchase	4,370	2	0.15%	25,702	10	0.15%
Long- term debt	12,000	118	3.95%	12,405	124	3.99%
Total interest-bearing liabilities	779,146	799	0.41%	801,045	945	0.47%
Noninterest-bearing deposits	135,574			118,077
Other liabilities	8,542			7,365
Shareholders' equity	100,639			92,228
Total liabilities and shareholders' equity	$1,023,901			$1,018,715
T/E net interest income/Net interest margin		8,541	3.56%		8,385	3.51%
Tax equivalent adjustment		(510)			(389)
Net interest income		$8,031			$7,996

Provision for Loan Losses

For the third quarter of 2014, the Bank recorded net charge-offs of $584 thousand compared to $412 thousand in 2013.  Provision expense for the third quarter was $0 and as a result, the allowance for loan losses (ALL) decreased $584 thousand during the quarter.  For more information refer to the Loan Quality and Allowance for Loan Losses discussion in the Financial Condition section.

Noninterest Income

For the third quarter of 2014, noninterest income increased $264 thousand from the same period in 2013.  Investment and trust service fees decreased due to lower nonrecurring estate fees. Loan service charges increased due to higher commercial letter of credit fees.    Mortgage banking fees decreased, as 2014 had lower reversals of previously recorded impairment charges compared to the prior year.  Deposit service charges increased due to higher account analysis fees and higher retail and commercial overdraft fees.  Other service charges and fees increased primarily due to increases in ATM fees, while debit card income also increased.   The net losses in other real estate owned decreased from prior year due to less write downs in 2014.  Other than temporary impairment charges were recorded on one bond in 2014 compared to OTTI losses on two bonds in 2013.

The following table presents a comparison of noninterest income for the three months ended September  30, 2014 and 2013:

	For the Three Months Ended
	September 30		Change
(Dollars in thousands)	2014	2013	Amount	%
Noninterest Income
Investment and trust services fees	$1,120	$1,140	$(20)	(1.8)
Loan service charges	265	232	33	14.2
Mortgage banking activities	15	18	(3)	(16.7)
Deposit service charges and fees	563	472	91	19.3
Other service charges and fees	317	232	85	36.6
Debit card income	339	315	24	7.6
Increase in cash surrender value of life insurance	139	150	(11)	(7.3)
Other real estate owned	-	(119)	119	100.0
Other	30	89	(59)	(66.3)
OTTI losses recognized in income	(20)	(25)	5	(20.0)
Total noninterest income	$2,768	$2,504	$264	10.5

Noninterest Expense

Noninterest expense for the third quarter of 2014 increased $366 thousand compared to the same period in 2013.  The increase in salaries and benefits was primarily due to annual salary adjustments ($148 thousand) and incentive program expense ($128 thousand), but these increases were partially offset by a $73 thousand decrease in pension expense and a $31 decrease in health insurance expense.  Advertising expenses decreased over prior year, due to the timing of various marketing campaigns.   Legal and professional fees increased due to the implementation of new corporate initiatives.  Bank shares tax expense decreased year over year due to a change by the state of Pennsylvania in the method of calculating the shares tax.    Other expenses increased due to prepayment penalties on several FHLB term loans, as well as  development costs for a potential community office site.

The following table presents a comparison of noninterest expense for the three months ended September  30, 2014 and 2013:

	For the Three Months Ended
(Dollars in thousands)	September 30		Change
Noninterest Expense	2014	2013	Amount	%
Salaries and benefits	$4,191	$3,977	$214	5.4
Net occupancy expense	555	566	(11)	(1.9)
Furniture and equipment expense	241	239	2	0.8
Advertising	312	386	(74)	(19.2)
Legal and professional fees	361	233	128	54.9
Data processing	471	472	(1)	(0.2)
Pennsylvania bank shares tax	173	204	(31)	(15.2)
Intangible amortization	104	106	(2)	(1.9)
FDIC insurance	236	245	(9)	(3.7)
ATM/debit card processing	188	174	14	8.0
Other	916	780	136	17.4
Total noninterest expense	$7,748	$7,382	$366	5.0

Provision for Income Taxes

For the third quarter of 2014 the Corporation recorded a Federal income tax expense of $641 thousand compared to $583 thousand for the same quarter in 2013.  While pretax income was higher in 2014 due primarily to less provision expense, 2014 also had a higher ratio of tax exempt income to pre-tax income.  As a result, the effective tax rate remained virtually unchanged at 21.0% for the third quarter of 2014 compared to 21.1% for 2013.  All taxable income for the Corporation is taxed at a rate of 34%.

Comparison of the nine months ended September  30, 2014 to the nine months ended September 30, 2013:

Net Interest Income

Tax equivalent net interest income for the first nine months of 2014 increased $570 thousand year over year.  Average interest-earning assets decreased $21.5 million from 2013,  but the yield on these assets increased by 3 basis points.  The average balance of investment securities increased $22.5 million while average loans decreased $7.7 million (1.0%) year over year.  Average mortgage loans increased $6.0 million, but the increase was offset by a decrease in the average balance of commercial loans and consumer loans.  Average commercial loans decreased $11.3 million, as commercial loans continue to run-off.  Average consumer loans, including home equity loans, decreased $2.4 million, as consumers continue to borrow less.

Interest expense was $2.4 million for the first nine months of 2014, a decrease of $1.1 million from the 2013 total of $3.5 million.  Average interest-bearing liabilities decreased $39.3 million to $783.8 million for 2014 from an average balance of $823.1 million in 2013.  The average cost of these liabilities decreased from .57% in 2013 to .42% in 2014.  Average interest-bearing deposits decreased $13.5 million and the cost of these deposits decreased from .53% to .36%.     Securities sold under agreements to repurchase (Repos) decreased $25.6 million on average over the prior year quarter while the average rate remained constant at .15% in both years. The average balance of long-term debt decreased $183 thousand, due to prepayments and amortizations.

The changes in the balance sheet and interest rates resulted in an increase in tax equivalent net interest income of $570 thousand to $25.2 million in 2014 compared to $24.6 million in 2013.  This increase was due to a $367 thousand increase from higher volume and a $203 thousand increase due to changes in rates.

The Bank’s net interest margin increased from 3.40% in 2013 to 3.56% in 2014.  The increase in the net interest margin is the result of an increase in the rate on interest-earning assets of 3 basis points, compared to a decrease in the yield on interest-bearing liabilities of 15 basis points.

The following table presents average balances, tax-equivalent (T/E) interest income, and yields earned or rates paid on the assets or liabilities.  All nontaxable interest income has been adjusted to a tax-equivalent basis using a tax rate of 34%.

	For the Nine Months Ended September 30,
	2014			2013

	Average	Income or	Average	Average	Income or	Average
(Dollars in thousands)	balance	expense	yield/rate	balance	expense	yield/rate

Interest-earning assets:
Interest-bearing obligations of other
banks and federal funds sold	$45,303	$133	0.39%	$81,561	$180	0.29%
Investment securities:
Taxable	125,110	2,047	2.19%	105,842	1,253	1.58%
Nontaxable	45,577	1,680	4.92%	42,362	1,671	5.26%
Loans:
Commercial, industrial and agricultural	579,503	18,445	4.20%	590,762	19,390	4.31%
Residential mortgage	82,845	2,569	4.15%	76,849	2,511	4.37%
Home equity loans and lines	59,460	2,332	5.24%	59,771	2,607	5.83%
Consumer	7,935	428	7.21%	10,048	488	6.49%
Loans	729,743	23,774	4.31%	737,430	24,996	4.48%

Total interest-earning assets	945,733	27,634	3.91%	967,195	28,100	3.88%
Other assets	71,386			72,473
Total assets	$1,017,119			$1,039,668

Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$202,394	170	0.11%	$168,381	110	0.09%
Money Management	388,386	1,267	0.44%	391,649	1,470	0.50%
Savings	62,741	36	0.08%	60,183	42	0.09%
Time	108,232	603	0.74%	155,022	1,454	1.25%
Total interest-bearing deposits	761,753	2,076	0.36%	775,235	3,076	0.53%

Securities sold under agreements to repurchase	9,792	11	0.15%	35,414	40	0.15%
Long- term debt	12,228	360	3.93%	12,411	367	3.95%
Total interest-bearing liabilities	783,773	2,447	0.42%	823,060	3,483	0.57%
Noninterest-bearing deposits	127,109			116,483
Other liabilities	7,900			7,750
Shareholders' equity	98,337			92,375
Total liabilities and shareholders' equity	$1,017,119			$1,039,668
T/E net interest income/Net interest margin		25,187	3.56%		24,617	3.40%
Tax equivalent adjustment		(1,469)			(1,181)
Net interest income		$23,718			$23,436

Provision for Loan Losses

For 2014, the Bank recorded net charge-offs of $1.2 million compared to $958 thousand in 2013. The charge-offs were not completely offset by the provision expense of $464 thousand for the year and as a result, the allowance for loan losses (ALL) decreased $767 thousand over year-end 2013.  For more information refer to the Loan Quality and Allowance for Loan Losses discussion in the Financial Condition section.

Noninterest Income

For the first nine months of 2014, noninterest income increased $721 thousand from the same period in 2013.  Investment and trust service fees increased due to higher recurring asset management fees. Loan service charges remained flat, while mortgage banking fees increased slightly, as 2014 had lower amortization costs compared to 2013.  Deposit service charges increased due to higher account analysis fees and higher retail and commercial overdraft fees.  Other service charges and fees increased primarily due to increases in ATM fees, while debit card income also increased.   Net losses on other real estate owned decreased from prior year due to smaller write-downs in 2014 compared to 2013.  Other than temporary impairment charges were recorded on one bond in 2014 compared to OTTI losses on two bonds in 2013. Security gains were higher in 2014 compared to prior year as the Corporation liquidated the majority of its equity portfolio.

The following table presents a comparison of noninterest income for the nine months ended September  30, 2014 and 2013:

	For the Nine Months Ended
	September 30		Change
(Dollars in thousands)	2014	2013	Amount	%
Noninterest Income
Investment and trust services fees	$3,311	$3,288	$23	0.7
Loan service charges	682	674	8	1.2
Mortgage banking activities	47	36	11	30.6
Deposit service charges and fees	1,553	1,359	194	14.3
Other service charges and fees	901	687	214	31.1
Debit card income	982	917	65	7.1
Increase in cash surrender value of life insurance	426	455	(29)	(6.4)
Other real estate owned	(184)	(260)	76	(29.2)
Other	92	179	(87)	(48.6)
OTTI losses recognized in income	(20)	(75)	55	(73.3)
Securities gain (losses), net	221	30	191	636.7
Total noninterest income	$8,011	$7,290	$721	9.9

Noninterest Expense

Noninterest expense for the first nine months of 2014 increased $460 thousand compared to the same period in 2013.  The increase in salaries and benefits was primarily due to annual salary adjustments ($376 thousand) and incentive program expense ($262 thousand), but these increases were partially offset by a $191 thousand decrease in health insurance and a $211 thousand decrease in pension expense.  Health insurance expense declined due to lower claims expense during the year from the Bank’s participation in a self-insured health insurance plan.  Net occupancy expense increased due to higher costs for snow removal and utilities in 2014 compared to 2013.  Advertising expenses decreased over prior year, due to the timing of various marketing campaigns. Legal and professional fees increased due to the implementation of new corporate initiatives that began in the third quarter of 2014.  Bank shares tax expense decreased year over year due to a change in the calculation.  FDIC expense decreased as the Corporation’s balance sheet was smaller in 2014 compared to 2013. Other expenses increased due to prepayment penalties on several FHLB term loans, as well as development costs for a potential community office site.

The following table presents a comparison of noninterest expense for the nine months ended September  30, 2014 and 2013:

	For the Nine Months Ended
(Dollars in thousands)	September 30		Change
Noninterest Expense	2014	2013	Amount	%
Salaries and benefits	$12,548	$12,208	$340	2.8
Net occupancy expense	1,817	1,702	115	6.8
Furniture and equipment expense	732	730	2	0.3
Advertising	898	1,039	(141)	(13.6)
Legal and professional fees	979	871	108	12.4
Data processing	1,355	1,317	38	2.9
Pennsylvania bank shares tax	520	612	(92)	(15.0)
Intangible amortization	311	319	(8)	(2.5)
FDIC insurance	690	760	(70)	(9.2)
ATM/debit card processing	545	520	25	4.8
Other	2,656	2,513	143	5.7
Total noninterest expense	$23,051	$22,591	$460	2.0

Provision for Income Taxes

For the first nine months of 2014 the Corporation recorded a Federal income tax expense of $1.7 million compared to $1.1 million for the same period in 2013.  While pretax income was higher in 2014 due primarily to less provision expense, 2013 benefited from a higher ratio of tax exempt income to pre-tax income.    As a result, the effective tax rate increased year over year to 20.2% for the first nine months of 2014 compared to 17.6% for 2013.  All taxable income for the Corporation is taxed at a rate of 34%.

Financial Condition

Summary:

At September 30, 2014, assets totaled $1.023 billion, an increase of $38.2 million from the 2013 year-end balance of $984.6 million. Investment securities increased $16.4 million, while net loans increased $8.0 million. Deposits were up $53.1 million for the first nine months of 2014 due to increases in every deposit category except time deposits. Shareholders’ equity increased $6.7 million during the first nine months as retained earnings increased approximately $4.4 million, other comprehensive loss improved $1.7 million and the Corporation’s Dividend Reinvestment Plan (DRIP) added an additional $543 thousand in new capital.

Cash and Cash Equivalents:

Cash and cash equivalents totaled $56.2 million at September 30, 2014, an increase of $15.5 million from the prior year-end balance of $40.7 million.  The increase is due to inflows of deposits as well as slow loan growth opportunities.  Interest-bearing deposits are held primarily at the Federal Reserve.

Investment Securities:

The investment portfolio has grown approximately 9% on a cost basis, since year-end 2013. However, the composition of the portfolio is essentially unchanged. Municipal securities and U.S. Agency mortgage-backed securities continue to comprise the greatest portion of the portfolio at approximately 38% and 49% of the portfolio fair value, respectively. The Bank invested $37.0 million during the first nine months of 2014 with the purchases spread between U.S. Agency securities, U.S. Agency mortgage-backed securities and municipal securities.

The investment portfolio had a net unrealized gain of $1.5 million at September 30, compared to an unrealized loss of $741 thousand at year-end 2013. The trust preferred securities sector continues to hold the largest net unrealized loss.

The portfolio averaged $170.7 million with a yield of 2.91% for the first nine months of 2014. This compares to an average of $148.2 million and a yield of 2.63% for the same period in 2013.  The improvement in the yield is primarily the result of a slow-down in prepayments on mortgage-backed securities.

During 2014, the equity portfolio was reduced significantly as the Corporation took advantage of price increases and sold selected holdings with gains. The Bank currently holds only 2 equity securities, both in Pennsylvania community banks. The municipal bond portfolio is well diversified geographically (issuers from within 28 states) and is comprised primarily of general obligation bonds (70%).  Most municipal bonds have credit enhancements in the form of private bond insurance or other credit support. The largest geographic municipal bond exposure is to nineteen issuers in the state of Texas with a fair value of $9.7 million and eleven issuers in the state of Pennsylvania with a fair value of $7.1 million. The municipal bond portfolio contains $64.7 million of bonds rated A, or higher and $1.4 million that are not rated by Moody’s rating agency.  No municipal bonds are rated below investment grade.

The holdings of trust preferred investments and private-label mortgage-backed securities are unchanged since year-end and are detailed in separate tables.

The amortized cost and estimated fair value of investment securities available for sale as of September 30, 2014 and December 31, 2013 is as follows:

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
September 30, 2014	cost	gains	losses	value
Equity securities	$274	$336	$-	$610
U.S. Government agency securities	16,064	112	(85)	16,091
Municipal securities	64,850	1,790	(466)	66,174
Trust preferred securities	5,935	-	(588)	5,347
Agency mortgage-backed securities	85,665	836	(459)	86,042
Private-label mortgage-backed securities	1,750	53	-	1,803
Asset-backed securities	46	-	(2)	44
	$174,584	$3,127	$(1,600)	$176,111

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
December 31, 2013	cost	gains	losses	value
Equity securities	$1,472	$499	$(1)	$1,970
U.S. Government agency securities	11,771	94	(114)	11,751
Municipal securities	56,861	1,400	(1,404)	56,857
Corporate debt securities	1,002	-	(1)	1,001
Trust preferred securities	5,922	-	(871)	5,051
Agency mortgage-backed securities	81,352	726	(1,051)	81,027
Private-label mortgage-backed securities	1,984	16	(31)	1,969
Asset-backed securities	51	-	(3)	48
	$160,415	$2,735	$(3,476)	$159,674

The following table provides additional detail about the Bank’s trust preferred securities as of September  30, 2014:

(Dollars in thousands)
Deal Name	Maturity	Single Issuer or Pooled	Class	Amortized Cost	Fair Value	Gross Unrealized Gain (Loss)	Lowest Credit Rating Assigned

BankAmerica Cap III	1/15/2027	Single	Preferred Stock	$962	$843	$(119)	BB
Wachovia Cap Trust II	1/15/2027	Single	Preferred Stock	276	263	(13)	BBB
Huntington Cap Trust	2/1/2027	Single	Preferred Stock	938	846	(92)	BB+
Corestates Captl Tr II	2/15/2027	Single	Preferred Stock	934	879	(55)	BBB+
Huntington Cap Trust II	6/15/2028	Single	Preferred Stock	889	823	(66)	BB+
Chase Cap VI JPM	8/1/2028	Single	Preferred Stock	962	879	(83)	BBB-
Fleet Cap Tr V	12/18/2028	Single	Preferred Stock	974	814	(160)	BB
				$5,935	$5,347	$(588)

The following table provides additional detail about private label mortgage-backed securities as of September  30, 2014:

(Dollars in thousands)				Gross				Cumulative
	Origination	Amortized	Fair	Unrealized	Collateral	Lowest Credit	Credit	OTTI
Description	Date	Cost	Value	Gain (Loss)	Type	Rating Assigned	Support %	Charges
RALI 2004-QS4 A7	3/1/2004	$105	$108	$3	ALT A	BBB+	12.31	$-
MALT 2004-6 7A1	6/1/2004	417	426	9	ALT A	CCC	14.00	-
RALI 2005-QS2 A1	2/1/2005	289	302	13	ALT A	CC	5.85	10
RALI 2006-QS4 A2	4/1/2006	562	573	11	ALT A	D	-	293
GSR 2006-5F 2A1	5/1/2006	87	93	6	Prime	D	-	15
RALI 2006-QS8 A1	7/28/2006	290	301	11	ALT A	D	-	217
		$1,750	$1,803	$53				$535

The investment portfolio contained 94 securities with $72.6 million of temporarily impaired fair value and $1.6 million in unrealized losses at September 30, 2014. The total unrealized loss position has improved by $1.9 million since year-end 2013.

For securities with an unrealized loss, Management applies a systematic methodology in order to perform an assessment of the potential for other-than-temporary impairment.  In the case of debt securities, investments considered for other-than-temporary impairment: (1) had a specified maturity or repricing date; (2) were generally expected to be redeemed at par, and (3) were expected to achieve a recovery in market value within a reasonable period of time. In addition, the Bank considers whether it intends to sell these securities or whether it will be forced to sell these securities before the earlier of amortized cost recovery or maturity. Equity securities are assessed for other-than-temporary impairment based on the length of time of impairment, dollar amount of the impairment and general market and financial conditions relating to specific issues.  The impairment identified on debt and equity securities and subject to assessment at September 30, 2014, was deemed to be temporary and required no further adjustments to the financial statements, unless otherwise noted.

The following table reflects temporary impairment in the investment portfolio (excluding restricted stock), aggregated by investment category, length of time that individual securities have been in a continuous unrealized loss position and the number of securities in each category as of September 30, 2014 and December 31, 2013:

	September 30, 2014
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Government agency securities	$993	$(2)	1	$7,321	$(83)	14	$8,314	$(85)	15
Municipal securities	6,752	(72)	11	11,557	(394)	17	18,309	(466)	28
Trust preferred securities	-	-	-	5,347	(588)	7	5,347	(588)	7
Agency mortgage-backed securities	28,538	(161)	28	12,091	(298)	15	40,629	(459)	43
Asset-backed securities	-	-	-	5	(2)	1	5	(2)	1
Total temporarily impaired securities	$36,283	$(235)	40	$36,321	$(1,365)	54	$72,604	$(1,600)	94

	December 31, 2013
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

Equity securities	$22	$(1)	1	$-	$-	-	$22	$(1)	1
U.S. Government agency securities	3,971	(85)	7	3,807	(29)	7	7,778	(114)	14
Municipal securities	16,770	(1,022)	24	3,160	(382)	4	19,930	(1,404)	28
Corporate debt securities	-	-	-	1,001	(1)	1	1,001	(1)	1
Trust preferred securities	-	-	-	5,051	(871)	7	5,051	(871)	7
Agency mortgage-backed securities	40,395	(999)	38	2,213	(52)	4	42,608	(1,051)	42
Private-label mortgage-backed securities	-	-	-	911	(31)	2	911	(31)	2
Asset-backed securities	-	-	-	48	(3)	3	48	(3)	3
Total temporarily impaired securities	$61,158	$(2,107)	70	$16,191	$(1,369)	28	$77,349	$(3,476)	98

The municipal bond portfolio has an unrealized loss of $466 thousand at quarter end. However, the unrealized loss has declined significantly from $730 thousand at the end of the second quarter and $1.4 million at the prior-year end.  The unrealized loss in this portfolio is deemed to be non-credit related and no other-than-temporary impairment charges have been recorded.

The trust preferred portfolio contains seven securities with a fair value of $5.3 million and an unrealized loss of $588 thousand. The trust-preferred securities held by the Bank are single entity issues, not pooled trust preferred securities.  Therefore, the impairment review of these securities is based only on the issuer and the security cannot be impaired by the performance of other issuers as if it was a pooled trust-preferred bond. All of the Bank’s trust preferred securities are single issue, variable rate notes with long maturities (2027 – 2028).  None of these bonds have suspended or missed a dividend payment. At September 30, 2014, the Bank believes it will be able to collect all interest and principal due on these bonds and no other-than-temporary-impairment charges were recorded.

The PLMBS sector shows a gross unrealized gain $53 thousand. Even though there is no unrealized loss, due to the nature of these bonds, they are evaluated closely. These bonds were all rated AAA at time of purchase, but have since experienced rating declines. Some have experienced increased delinquencies and defaults, while others have seen the credit support increase as the bonds paid-down. The Bank monitors the performance of the PLMBS investments on a regular basis and reviews delinquencies, default rates, credit support levels and various cash flow stress test scenarios. In determining the credit related loss, Management considers all principal past due 60 days or more as a loss. If additional principal moves beyond 60 days past due, it will also be considered a loss. As a result of the analysis on PLMBS it was determined that a $20 thousand impairment charge was required at quarter end. It is primarily a result of the OTTI charge that these bonds are showing an unrealized gain at quarter end.  The Bank has recorded $535 thousand of cumulative impairment charges on this portfolio. Management continues to monitor these securities and it is possible that additional write-downs may occur if current loss trends continue. The Bank is currently participating in a class-action lawsuit against one PLMBS servicer that centers on defective warranties and representations made as part of the underwriting process.

The following table represents the cumulative credit losses on securities recognized in earnings as of September  30, 2014 and 2013.

(Dollars in thousands)	Nine Months Ended
	2014	2013
Balance of cumulative credit-related OTTI at January 1	$515	$490
Additions for credit-related OTTI not previously recognized	20	25
Additional increases for credit-related OTTI previously recognized when there is no intent to sell
and no requirement to sell before recovery of amortized cost basis	-	-
Decreases for previously recognized credit-related OTTI because there was an intent to sell	-	-
Reduction for increases in cash flows expected to be collected	-	-
Balance of credit-related OTTI at September 30	$535	$515

The Bank held $1.9 million of restricted stock at September 30, 2014.  Except for $30 thousand, this investment represents stock in FHLB Pittsburgh. The Bank is required to hold this stock to be a member of FHLB and it is carried at cost of $100 per share.

FHLB stock is evaluated for impairment primarily based on an assessment of the ultimate recoverability of its cost. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support its operations.  There is not a public market for FHLB stock and the benefits of FHLB membership (e.g., liquidity and low cost funding) add value to the stock beyond purely financial measures. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment. In October 2014, the FHLB repurchased approximately $1 million of its stock from the Bank.

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

Total residential real estate loans increased $3.6 million over 2013, primarily in the consumer junior liens and consumer first lien loan categories.  For the first nine months of 2014, the Bank originated $15.4 million in mortgages, including approximately $5.8 million for a fee through a third party brokerage agreement. The Bank does not originate or hold any loans that would be considered sub-prime or Alt-A, and does not generally originate mortgages outside of its primary market area. Home equity lending, reflected in consumer junior liens and lines of credit, has increased with the Bank’s home equity campaign in the second and third quarters of 2014.

Residential real estate construction:  The largest component of this category represents loans to residential real estate developers ($8.9 million), while loans for individuals to construct personal residences totaled $1.3 million at September  30, 2014.  The Bank’s exposure to residential construction loans is concentrated primarily in south central Pennsylvania.

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

Commercial loans and commercial real estate: Loans in this category include commercial, industrial, farm, agricultural, land development and municipal government loans. Collateral for these loans may include commercial real estate, farm real estate, equipment or other business assets. Total commercial real estate loans decreased to $323.6 million from $329.4 million at the end of 2013. At September 30, 2014, the Bank had $9.4 million in land development real estate construction loans funded with an interest reserve and capitalized $25 thousand of interest from these reserves on active projects. The largest sectors (by collateral) in the commercial real estate category are: land development ($52.2 million), office buildings ($38.4 million), hotels and motels ($37.1 million), farm land ($34.1 million), and auto dealerships ($18.1 million). Commercial loans increased by 8.1% compared to year end, an increase of $13.7 million.   The largest sectors

(by industry) in the commercial loan category are: construction ($55.2 million), retail trade ($53.2 million), food services ($42.7 million), and manufacturing ($37.8 million).  The Bank is very active in its market in pursuing commercial lending opportunities, but supplements in-market growth with purchased loan participations. The Bank purchases commercial loan participations in an effort to increase its commercial lending and diversify its loan mix, both geographically and by industry sector.  Purchased loans are originated primarily within the south central Pennsylvania market and are purchased from only a few select counter parties. These loans usually represent an opportunity to participate in larger credits that are not available in market, with the benefit of lower origination and servicing costs.  For the first nine months of 2014, the Bank purchased $12.1 million of loan participations and commitments.  At September 30, 2014, the Bank held $133.1 million in purchased loan participations in its portfolio.

Consumer loans decreased $2.0 million due primarily to regular payments and maturities.  The Bank believes consumer portfolio will continue to run-down, as consumers are unwilling to increase their debt and nearly all consumer auto financing has shifted to dealer financing.

The following table presents a summary of loans outstanding, by primary collateral as of:

			Change
(Dollars in thousands)	September 30, 2014	December 31, 2013	Amount	%
Residential Real Estate 1-4 Family
Consumer first liens	$104,823	$103,573	$1,250	1.2
Consumer junior liens and lines of credit	37,454	34,636	2,818	8.1
Total consumer	142,277	138,209	4,068	2.9

Commercial first lien	58,320	58,466	(146)	(0.2)
Commercial junior liens and lines of credit	5,664	5,939	(275)	(4.6)
Total commercial	63,984	64,405	(421)	(0.7)
Total residential real estate 1-4 family	206,261	202,614	3,647	1.8

Residential real estate - construction
Consumer	1,286	3,960	(2,674)	(67.5)
Commercial	8,854	8,559	295	3.4
Total residential real estate construction	10,140	12,519	(2,379)	(19.0)

Commercial real estate	323,570	329,373	(5,803)	(1.8)
Commercial	184,049	170,327	13,722	8.1
Total commercial	507,619	499,700	7,919	1.6

Consumer	6,625	8,580	(1,955)	(22.8)
	730,645	723,413	7,232	1.0
Less: Allowance for loan losses	(8,935)	(9,702)	767	(7.9)
Net Loans	$721,710	$713,711	$7,999	1.1

Included in the loan balances are the following:
Net unamortized deferred loan costs	$511	$372
Unamortized discount on purchased loans	$(25)	$(92)

Loans pledged as collateral for borrowings and commitments from:
FHLB	$602,666	$607,524
Federal Reserve Bank	57,143	45,809
	$659,809	$653,333

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

Watch list loans exhibit financial weaknesses that increase the potential risk of default or loss to the Bank. However, inclusion on the watch list, does not by itself, mean a loss is certain. The watch list includes both performing and nonperforming loans. Watch list loans totaled $65.9 million at quarter-end compared to $76.3 million at the prior year- end. The watch list is comprised of $22.5 million rated 6 and $43.4 million rated 7. The Bank has no loans rated 8-doubtful or 9-loss.  The credit composition of the portfolio, by primary collateral is shown in Note 7 of the accompanying financial statement. Included in the substandard loan total is $18.6 million of nonaccrual loans. The Bank’s Loan Management Committee reviews these loans and risk ratings on a quarterly basis in order to proactively identify and manage problem loans. In addition, a committee meets monthly to discuss possible workout strategies for OREO and all credits rated 7 or worse. Management also tracks other commercial loan risk measurements including high loan to value loans, concentrations, participations and policy exceptions and reports these to the Credit Risk Oversight Committee of the Board of Directors. The Bank also uses a third-party consultant to assist with internal loan review with a goal of reviewing 60% of commercial loans each year. The FDIC defines certain supervisory loan-to-value lending limits.  The Bank’s internal loan–to-value limits are all equal to, or have a lower loan-to-value limit, than the supervisory limits.  At September 30, 2014, the Bank had loans of $22.8 million that exceeded the supervisory limit.

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

Loan quality, as measured by the balance of nonperforming loans, is virtually unchanged from year-end. However, the performance ratios related to nonperforming loans have improved since December 31, 2013. The following table presents a summary of nonperforming assets:

(Dollars in thousands)	September 30, 2014	December 31, 2013

Nonaccrual loans
Residential Real Estate 1-4 Family
First liens	$1,240	$2,599
Junior liens and lines of credit	118	107
Total	1,358	2,706
Residential real estate - construction	1,155	538
Commercial real estate	14,351	19,001
Commercial	1,687	2,398
Total nonaccrual loans	18,551	24,643

Loans past due 90 days or more and not included above
Residential Real Estate 1-4 Family
First liens	163	302
Junior liens and lines of credit	11	41
Total	174	343
Commercial real estate	152	207
Commercial	23	44
Consumer	16	10
Total loans past due 90 days or more and still accruing	365	604

Total nonperforming loans	18,916	25,247

Other real estate owned	3,737	4,708
Total nonperforming assets	$22,653	$29,955

Nonaccrual loans to total gross loans	2.54%	3.41%
Nonperforming loans to total gross loans	2.59%	3.49%
Nonperforming assets to total assets	2.21%	3.04%
Allowance for loan losses to nonperforming loans	47.24%	38.43%

The following table identifies the most significant loans in nonaccrual status. These six nonaccrual loans account for 87% of the total nonaccrual balance. The table also indicates those significant nonaccrual loans that are classified as troubled debt restructurings (TDR). A TDR loan is maintained on nonaccrual status until a satisfactory repayment history is established.  It is possible that other nonaccrual loans could be removed from nonaccrual status in 2014.  However, it is also possible that other loans may become delinquent and nonperforming loans could remain at a high level due to lengthy workout periods on these loans. All loans on the watch list that are not on nonaccrual or past due 90 days more are considered potential problem loans. Potential problem loans at September 30, 2014 totaled $47.4 million compared to $51.6 million at year-end 2013.

The following table provides information on the most significant nonaccrual loans as of September  30, 2014.

		ALL	Nonaccrual	TDR			Last
(Dollars in thousands)	Balance	Reserve	Date	Status	Collateral	Location	Appraisal(1)

Credit 1 - Commercial real estate	$3,040	$-	Dec-10	N	1st lien on 92 acres undeveloped commercial real estate	PA	Dec-13	$3,304

Credit 2 - Residential real estate and commercial real estate	875	-	Aug-11	N	1st lien on commercial and residential properties and 70 acres of farmland	PA	Aug-14	$1,235

Credit 3 - Residential real estate	2,008	-	Mar-12	Y	1st and 2nd liens on commercial real estate, residential real estate and business assets	PA	Oct-13	$4,320

Credit 4 - Commercial real estate	7,521	-	Sep-12	Y	1st lien residential real estate development - 379 acres and other commercial and residential properties	PA	Apr-14	$7,332

Credit 5 - Commercial / commercial real estate	1,899	19	Mar-13	N	Liens on land, commercial and residential real estate and business assets	PA	Sep-14	$2,965

Credit 6 - Commercial real estate	770	-	Mar-14	N	1st lien on commercial real estate	PA	Jun-13	$1,550

	$16,113	$19

 (1) Appraisal value, as reported, does not reflect the pay-off of any senior liens or the cost to liquidate the collateral, but does reflect only the Bank’s share of the collateral if it is a participated loan.

Credit 1 has been charged down by $3.5 million since being placed on nonaccrual due to declining appraisal values.  This credit is part of a participated loan and the lead bank has begun foreclosure action. Credit 2 is in the process of foreclosure and the real estate is listed for sale.  Credit 3 is a TDR that is not performing in accordance with the modified terms. Credit 4 is a TDR and is performing in accordance with its modified terms. The Bank holds real estate collateral, but the loan is not considered collateral dependent for repayment.  Credit 5 reflects a $549 thousand charge-off in the wnd quarter of 2014 and the borrower and guarantor have filed bankruptcy. Credit 6 is a new nonaccrual loan in 2014 and is performing under a forbearance agreement with the Bank. During the third quarter of 2014, a significant nonaccrual credit of $883 thousand was paid-off with third party financing.

In addition to monitoring nonaccrual loans, the Bank also closely monitors impaired loans and troubled debt restructurings (TDR).  A loan is considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all interest and principal payments due according to the originally contracted terms of the loan agreement.  Nonaccrual loans and TDR loans are always considered impaired. For impaired loans with balances less than $250 thousand and consumer purpose loans, a specific reserve analysis is not performed and these loans are added to the general allocation pool. In accordance with financial accounting standards, TDR loans are always considered impaired until they are paid off.  However, an impaired TDR loan can be a performing loan. Impaired loans totaled $25.4 million at quarter-end compared to $30.9 million at year-end 2013. Included in the impaired loan total is $16.5 million of TDR loans. Note 7 of the accompanying financial statements provides additional information on the composition of the impaired loans, including the allowance for loan loss that has been established for impaired loans.

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

The Bank holds $3.7 million of other real estate owned (OREO), comprised of five properties compared to $4.7 million and eight properties at December 31, 2013.  The most significant OREO holdings are listed in the table below.

Property 1 was written down by $181 thousand in 2014 and a parcel was sold in July 2014. The appraised value for Property 2 reflects an “as is” valuation.  A second appraisal that reflects the commercial and industrial development potential of the property, which is the most likely use for the property, was $6.9 million.  The Bank has reported the lower of the two valuations.

During 2014, the Bank has incurred a net loss of $184 thousand on OREO and an expense of $46 thousand to hold and maintain OREO.

The following table provides additional information on significant other real estate owned properties:

September 30, 2014

(Dollars in thousands)	Date
	Acquired	Balance	Collateral	Location	Last Appraisal

Property 1 (2 properties)	2011	$538	unimproved real estate for residential development	PA	Jan-14	$970

Property 2	2012	2,758	1st, 2nd, and 3rd liens residential development land - four tracts with 200 acres	PA	Apr-14	$2,950

		$3,296

At September 30, 2014, the Bank had $717 thousand of residential properties in the process of foreclosure compared to $1.1 million at the end of 2013.

Allowance for Loan Losses:

Management performs a monthly evaluation of the adequacy of the allowance for loan losses (ALL). The ALL is determined by segmenting the loan portfolio based on the loan’s collateral. The Bank further classifies the portfolio based on the primary purpose of the loan, either consumer or commercial.  When calculating the ALL, consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, historical charge-offs, the adequacy of the underlying collateral (if collateral dependent) and other relevant factors. The Bank begins enhanced monitoring of all loans rated 6 (OAEM) or worse, and obtains a new appraisal or asset valuation for any loan rated 7 (substandard) or worse. Management, at its discretion, may determine that additional adjustments to the appraisal or valuation are required.  Valuation adjustments will be made as necessary based on factors, including, but not limited to: the economy, deferred maintenance, industry, type of property/equipment, age of the appraisal, etc. and the knowledge Management has about a particular situation. In addition, the cost to sell or liquidate the collateral is also estimated and deducted from the valuation in order to determine the net realizable value to the Bank. When determining the allowance for loan losses, certain factors involved in the evaluation are inherently subjective and require material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans. Management monitors the adequacy of the allowance for loan losses on an ongoing basis and reports its adequacy quarterly to the Credit Risk Oversight Committee of the Board of Directors. Management believes that the allowance for loan losses at September 30, 2014 is adequate.

The analysis for determining the ALL is consistent with guidance set forth in generally accepted accounting principles (GAAP) and the Interagency Policy Statement on the Allowance for Loan and Lease Losses. The analysis has two components, specific and general allocations. The specific component addresses specific reserves established for impaired loans. A loan is considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all interest and principal payments due according to the originally contracted terms of the loan agreement.  Collateral values discounted for market conditions and selling costs are used to establish specific allocations for impaired loans. It is possible that as a result of the credit analysis, a specific reserve is not required for an impaired loan. For impaired loans with balances less than $250 thousand and consumer purpose loans, a specific reserve analysis is not performed and these loans are added to the general allocation pool.  The specific allowance decreased significantly from $1.0 million at June 30, 2014 to $99 thousand at September 30, 2014.  At June 30, $948 thousand of the specific allowance was established for Credit 6 in the table of significant nonaccrual loans. As a result of a $549 thousand charge-off and improved collateral values on this credit during third quarter, the specific allowance on this credit was reduced to $19 thousand. Note 7 in the accompanying financial statements provides additional information about the ALL established for impaired loans.

The general allocation component addresses the reserves established for pools of homogenous loans. The general component includes a quantitative and qualitative analysis. When calculating the general allocation, the Bank segregates its loan portfolio into the following sectors based primarily on the type of supporting collateral:  residential real estate, commercial, industrial or agricultural real estate; commercial and industrial (C&I non-real estate), and consumer.  The residential real estate sector is further segregated by first lien loans, junior liens and home equity products, and residential real estate construction. The quantitative analysis uses the Bank’s eight quarter rolling historical loan loss experience adjusted for factors derived from current economic and market conditions that have been determined to have an effect on the probability and magnitude of a loss.   The historical loss experience factor was 1.21% of gross loans at September 30, 2014 compared to .99% at December 31, 2013.  The qualitative analysis utilizes a risk matrix that incorporates qualitative and environmental factors such as: loan volume, management, loan review process, credit concentrations, competition, and legal and regulatory issues. These factors are each risk rated from minimal to high risk and in total can add up to a maximum qualitative factor of 37.5 basis points. At quarter-end, this factor was 20.5 basis points unchanged from year-end 2013.  These factors are determined on the basis of Management’s observation, judgment and experience.

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

The following table shows the loans that were evaluated for the allowance for loan losses under a specific reserve (individually) and those that were evaluated under a general reserve (collectively), and the amount of the allowance established in each loan class as of September  30, 2014:

	Residential Real Estate 1-4 Family
		Junior Liens &		Commercial
(Dollars in thousands)	First Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Total

September 30, 2014
Loans evaluated for allowance:
Individually	$1,193	$51	$1,155	$20,338	$1,343	$-	$24,080
Collectively	161,950	43,067	8,985	303,232	182,706	6,625	706,565
Total	$163,143	$43,118	$10,140	$323,570	$184,049	$6,625	$730,645

Allowance established for loans evaluated:
Individually	$-	$-	$-	$71	$28	$-	$99
Collectively	1,129	322	234	5,423	1,601	127	8,836
Allowance at September 30, 2014	$1,129	$322	$234	$5,494	$1,629	$127	$8,935

December 31, 2013
Loans evaluated for allowance:
Individually	$2,354	$50	$537	$25,107	$1,996	$-	$30,044
Collectively	159,685	40,525	11,982	304,266	168,331	8,580	693,369
Total	$162,039	$40,575	$12,519	$329,373	$170,327	$8,580	$723,413

Allowance established for loans evaluated:
Individually	$9	$-	$-	$89	$1,002	$-	$1,100
Collectively	1,099	278	291	5,482	1,304	148	8,602
Allowance at December 31, 2013	$1,108	$278	$291	$5,571	$2,306	$148	$9,702

During the third quarter of 2014, the Bank recorded $0 provision expense and therefore, nothing was added to the allowance for loan losses (ALL) thorough the provision for loan loss expense.  This compares to a provision expense of $350 thousand for the same period in 2013.

Charged-off loans usually result from: (1) a borrower being legally relieved of loan repayment responsibility through bankruptcy, (2) insufficient collateral sale proceeds to repay a loan; or (3) the borrower and/or guarantor does not own other assets that, if sold, would generate sufficient sale proceeds to repay a loan.

The Bank recorded net loan charge-offs of $584 thousand for the third quarter of 2014 and $1.2 million year-to-date. In 2013, net charge-offs were $412 thousand and $958 thousand for the third quarter and year-to-date period, respectively. The largest charge-off in 2014 was $549 thousand on Credit 5 in the significant nonaccrual table.

The following table presents an analysis of the allowance for loan losses for the periods ended:

	Residential Real Estate 1-4 Family
		Junior Liens &		Commercial
(Dollars in thousands)	First Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Total

Allowance at June 30, 2014	$1,079	$266	$261	$5,412	$2,366	$135	$9,519
Charge-offs	-	-	-	-	(611)	(67)	(678)
Recoveries	2	-	-	49	23	20	94
Provision	48	56	(27)	33	(149)	39	-
Allowance at September 30, 2014	$1,129	$322	$234	$5,494	$1,629	$127	$8,935

Allowance at December 31, 2013	$1,108	$278	$291	$5,571	$2,306	$148	$9,702
Charge-offs	(257)	-	(27)	(348)	(623)	(147)	(1,402)
Recoveries	5	-	-	49	56	61	171
Provision	273	44	(30)	222	(110)	65	464
Allowance at September 30, 2014	$1,129	$322	$234	$5,494	$1,629	$127	$8,935

	September 30, 2014	December 31, 2013	September 30, 2013
Net loans charged-off as a percentage of average gross loans	0.22%	0.49%	0.17%
Net loans charged-off as a percentage of the provision for loan losses	265.30%	123.18%	49.00%
Allowance as a percentage of loans	1.22%	1.34%	1.58%
Net charge-offs	$1,231	$3,597	$958

Deposits:

Total deposits increased $53.0 million during the first nine months of 2014 to $898.9 million. Non-interest bearing deposits increased $16.8 million, while savings and interest-bearing checking increased $47.5 million and time deposits decreased $11.1 million. The increase in non-interest bearing checking accounts occurred primarily in municipal checking accounts ($5.6 million), retail checking accounts ($5.4 million) and small business checking accounts ($4.6 million). Interest bearing checking increased by $33.5 million, primarily from commercial deposits.  The Bank’s Money Management product increased $17.2 million due primarily to an increase in commercial deposits.  Retail time deposits decreased since year-end, as customers moved funds to more liquid accounts.  As of September  30, 2014, the Bank had $5.6 million in CDARS reciprocal time deposits included in brokered time deposits.

			Change
(Dollars in thousands)	September 30, 2014	December 31, 2013	Amount	%
Noninterest-bearing checking	$138,346	$121,565	$16,781	13.8

Interest-bearing checking	207,526	180,450	27,076	15.0
Money management	387,560	370,401	17,159	4.6
Savings	62,645	59,394	3,251	5.5
Total interest-bearing checking and savings	657,731	610,245	47,486	7.8

Retail time deposits	97,167	108,283	(11,116)	(10.3)
Brokered time deposits	5,621	5,631	(10)	(0.2)
Total time deposits	102,788	113,914	(11,126)	(9.8)
Total deposits	$898,865	$845,724	$53,141	6.3

Overdrawn deposit accounts reclassified as loans	$108	$106

Borrowings:

The balance of securities sold under agreements to repurchase, which are accounted for as collateralized financings, decreased $22.3 million from year-end to $1.6 million.  The Bank is transitioning customers from this product to a deposit sweep product, which provides full FDIC coverage.  This will free-up collateral that was required to cover these balances and will increase the Bank’s liquidity. The long-term debt from the FHLB decreased due to the Bank prepaying several small term loans and also to scheduled amortization.

Shareholders’ Equity:

Total shareholders’ equity increased $6.7 million to $102.1 million at September  30, 2014, compared to $95.4 million at the end of 2013.  The increase in retained earnings from the Corporation’s net income of $6.6 million was partially offset by the cash dividend of $2.1 million. The Corporation’s dividend payout ratio is 32.5% for the first nine months of 2014 compared to 41.3% in 2013.

As part of its quarterly dividend decision, the Corporation considers current and future income projections, dividend yield, payout ratio, and current and future capital ratios. In July 2014, the Board of Directors declared a $.17 per share regular quarterly dividend for the third quarter of 2014.  This compares to a regular quarterly cash dividend of $.17 paid in the second quarter of 2013. On October 23, 2014 the Board of Directors declared a $.17 per share regular quarterly dividend for the fourth quarter of 2014, which will be paid on November  26, 2014.

In addition, the Corporation considers how dividend decisions may affect the Dividend Reinvestment Plan (DRIP), which has raised $543 thousand in new capital this year with 29,142 new shares purchased.  The Corporation continually explores other sources of capital as part of its capital management plan for the Corporation and the Bank.  The Corporation did not repurchase any shares of the Corporation’s common stock during the first nine months of 2014.

Capital adequacy is currently defined by regulatory agencies through the use of several minimum required ratios.  At September 30, 2014, the Corporation was well capitalized as defined by the banking regulatory agencies.  Regulatory capital ratios for the Corporation and the Bank are shown below:

			Regulatory Ratios
				Well Capitalized
(Dollars in thousands)	September 30, 2014	December 31, 2013	Minimum	Minimum

Total Risk-based Capital Ratio
Franklin Financial Services Corporation	15.04%	14.24%	8.00%	N/A
Farmers & Merchants Trust Company	14.75%	13.78%	8.00%	10.00%

Tier 1 Risk-based Capital Ratio
Franklin Financial Services Corporation	13.77%	12.97%	4.00%	N/A
Farmers & Merchants Trust Company	13.48%	12.52%	4.00%	6.00%

Tier 1 Leverage Ratio
Franklin Financial Services Corporation	9.51%	9.14%	4.00%	N/A
Farmers & Merchants Trust Company	9.24%	8.81%	4.00%	5.00%

Economy

The Corporation’s primary market area includes Franklin, Fulton, Cumberland and Huntingdon County, PA.  This area is diverse in demographic and economic makeup.  County populations range from a low of approximately 15,000 in Fulton County to over 220,000 in Cumberland County. Unemployment in the Bank’s market area has remained virtually unchanged over the past year and ranges from a low of 5.1% in Cumberland County to high of 7.1% in Fulton County.  The market area has a diverse economic base and local industries include, warehousing, truck & rail shipping centers, light and heavy manufacturers, health-care, higher education institutions, farming and agriculture, and a varied service sector.  The Corporation’s primary market area is located in south central Pennsylvania and provides easy access to the major metropolitan markets on the east coast via trucking and rail transportation. Because of this, warehousing and distribution companies continue to find the area attractive. The local economy is not overly dependent on any one industry or business and Management believes that the Bank’s primary market area continues to be well suited for growth as the recession eases.

The following provides selected economic data for the Bank’s primary market:

Economic Data

	September 30, 2014	December 31, 2013
Unemployment Rate (seasonally adjusted)
Market area range (1)	5.1% - 7.1%	5.9% - 9.2%
Pennsylvania	5.8%	7.3%
United States	6.1%	6.7%

Housing Price Index - year over year change
PA, nonmetropolitan statistical area	-1.4%	1.3%
United States	5.8%	4.6%

Franklin County Building Permits - year over year change
Residential, estimated	11.5%	18.2%
Multifamily, estimated	-16.5%	-68.5%

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

Historically, the Corporation has satisfied its liquidity needs from earnings, repayment of loans and amortizing investment securities, maturing investment securities, loan` sales, deposit growth and its ability to access existing lines of credit.  All investment securities are classified as available for sale; therefore, securities that are not pledged as collateral for borrowings are an additional source of readily available liquidity, either by selling the security or, more preferably, to provide collateral for additional borrowing. At September  30, 2014, the Bank had approximately $85 million (fair value) in its investment portfolio pledged as collateral for deposits and Repos.  Another source of available liquidity for the Bank is a line of credit with the FHLB.  At September  30, 2014, the Bank had approximately $35 million available on this line of credit and $16 million of unsecured lines of credit at correspondent banks. At  September  30, 2014, the Bank had an excess borrowing capacity of $224.5 million, which includes the amount available on the line of credit.  The Bank has established credit at the Federal Reserve Discount Window and as of quarter-end had the ability to borrow approximately $29 million.

Off Balance Sheet Commitments

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk.  These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments.  Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation.  Unused commitments and standby letters of credit totaled $272.0 million and $239.6 million, respectively, at September  30, 2014 and December 31, 2013.

The Corporation has entered into various contractual obligations to make future payments.  These obligations include time deposits, long-term debt, operating leases, deferred compensation and pension payments.  These amounts have not changed materially from those reported in the Corporation’s 2013 Annual Report on Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the Corporation’s exposure to market risk during the nine months ended September  30, 2014. For more information on market risk refer to the Corporation’s 2013 Annual Report on Form 10-K.

Item 4.  Controls and Procedures

Evaluation of Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that as of September  30, 2014, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 1A. Risk Factors

There were no material changes in the Corporation’s risk factors during the nine months ended September  30, 2014. For more information, refer to the Corporation’s 2013 Annual Report on Form 10-K.

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

Franklin Financial Services Corporation

November 10, 2014	/s/ William E. Snell, Jr
William E. Snell, Jr.
President and Chief Executive Officer
(Principal Executive)

November 10, 2014	/s/ Mark R. Hollar
Mark R. Hollar
Treasurer and Chief Financial Officer
(Principal Financial Officer)