Form 10-K
period 2014-12-31
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2015-03-16
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes ☐  No ☒

The aggregate market value of the 3,880,155 shares of the Registrant's common stock held by nonaffiliates of the Registrant as of June 30, 2014 based on the price of such shares was $77,215,085.

There were 4,226,816 outstanding shares of the Registrant's common stock as of February 28, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive annual proxy statement to be filed, pursuant to Reg. 14A within 120 days after December 31, 2014, are incorporated into Part III.

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

The Corporation’s common stock is thinly traded in the over-the-counter market.  The Corporation’s stock is listed under the symbol “FRAF” www.otcmarkets.com/stock/FRAF/quote)  on the OTCQX Market Tier of the OTC Markets. The Corporation’s Internet address is www.franklinfin.com.  Electronic copies of the Corporation’s 2014 Annual Report on Form 10-K are available free of charge by visiting the “Investor Information” section of www.franklinfin.com.  Electronic copies of quarterly reports on Form 10-Q and current reports on Form 8-K are also available at this Internet address.  These reports are posted as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission (SEC).

The Corporation conducts substantially all of its business through its direct banking subsidiary, F&M Trust, which is wholly owned. F&M Trust, established in 1906, is a full-service, Pennsylvania-chartered commercial bank and trust company, which is not a member of the Federal Reserve System. F&M Trust operates twenty-two community banking offices in Franklin, Cumberland, Fulton and Huntingdon Counties, Pennsylvania. The Bank engages in general commercial, retail banking and trust services normally associated with community banks and its deposits are insured (up to applicable limits) by the Federal Deposit Insurance Corporation (the “FDIC”). F&M Trust offers a wide variety of banking services to businesses, individuals, and governmental entities.  These services include, but are not necessarily limited to, accepting and maintaining checking, savings, and time deposit accounts, providing investment and trust services, making loans and providing safe deposit facilities. Franklin Future Fund Inc., a direct subsidiary of the Corporation, is a non-bank investment company that makes venture capital investments within the Corporation’s primary market area. Franklin Financial Properties Corp. is a “qualified real estate subsidiary”, a wholly owned subsidiary of F&M Trust and was established to hold real estate assets used by F&M Trust in its banking operations.

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

The banking industry continued to watch the actions of the Federal Reserve in 2014, looking for any indication that it would announce an increase in short-term rates. The expectation of a rate increase faded as the year progressed, and any chance for a 2015 increase appears to be unlikely until the later part of 2015, if it happens at all. While the Federal Reserve did not change short-term rates in 2014, longer term Treasury yields fell over the course of the year and the 10-year Treasury fell below 2%.  As a result, mortgage rates fell toward the end of 2014.  The decline in mortgage rates, coupled with changes to regulatory agency policies on low down payment mortgages and mortgage insurance pricing, may help spur mortgage activity in 2015. Bond prices improved in 2014 due to the lower long-term rates and the stock market hit record highs. Oil prices have fallen well below $100 a barrel and the resulting lower gas prices will put more money in consumer’s pockets. The unemployment rate dropped from nearly 7% at the start of the year, to below 6% at year end.

In 2014, Janet Yellen was confirmed as the first female chair of the Federal Reserve and her initial actions seem to indicate that she won’t deviate much from plans put in place by her predecessor. The Federal Reserve’s quantitative easing program of purchasing bonds ended in 2014; however, it will continue to actively reinvest cash flow into bonds.

From a regulatory perspective, Basel III (discussed further below) will be the big news for 2015 as its new capital requirements take effect in 2015.  Also, regulatory attention on cyber security is likely to continue to increase as 2014 saw a number of large data breeches.

As mentioned, it appears as if the short-term rates will remain low until well into 2015. A prolonged period of low rates is not beneficial to improving the Bank’s net interest margin. Commercial lending activity remained slow in 2014 with fewer credit worthy customers and many banks chasing a small group of good credit customers. Loan pricing was quite competitive and at times, well below rates the Bank believed to be profitable.  Residential mortgage lending declined slightly as a mid-year uptick in rates slowed refinance activity. For more economic information about the Corporation’s market area, see the Economy discussion in Item 7, Management’s Discussion and Analysis.

Competition

The Corporation and its banking subsidiary operate in a highly competitive environment. The principal market of F&M Trust is in south central Pennsylvania, primarily the counties of Franklin, Cumberland, Fulton and Huntingdon. There are 24 competing commercial banks that have offices within the Corporation’s primary market area. These banks range from large regional banks to independent community banks.  In addition, credit unions, savings and loan associations, mortgage banks, brokerage firms and other competitors with only an Internet site are present in the market. The Bank has 22 community offices and approximately 11% of the total deposits. The majority of the Bank’s loan and deposit customers are in Franklin County.  There are 6 commercial bank competitors in Franklin County and the Bank has approximately 30% of the deposit market share. The Bank’s approximate deposit market share in other counties is: Fulton (37%), Cumberland (3%) and Huntingdon (2%).

Because of increasing competition, profit margins in the traditional banking business of lending and gathering deposits have declined and many nonbanking institutions offer services similar to those offered by the Bank. Some competitors have access to resources (e.g., financial and technological) that are unavailable to the Bank, thereby creating a competitive disadvantage for the Bank in terms of product, service pricing and delivery.  The Bank utilizes various strategies including its long history of local customer service and convenience as part of a relationship management culture, a wide variety of products and services and, to a lesser extent, the pricing of loans and deposits, to compete.  F&M Trust is the largest financial institution headquartered in Franklin County and had total assets of approximately $1.001 billion on December 31, 2014.

Staff

As of December 31, 2014, the Corporation and its banking subsidiary had 266 full-time equivalent employees.  The officers of the Corporation are employees of the Bank.  Most employees participate in pension, incentive compensation plans, 401(k) plan and employee stock purchase plans and are provided with group life and health insurance.  Management considers employee relations to be excellent.

Supervision and Regulation

Various requirements and restrictions under the laws of the United States and under Pennsylvania law affect the Corporation and its subsidiaries.

General

The Corporation is registered as a bank holding company and is subject to supervision and regulation by the Board of Governors of the Federal Reserve System under the Bank Holding Act of 1956, as amended.  The Corporation has also made an effective election to be treated as a "financial holding company."  Financial holding companies are bank holding companies that meet certain minimum capital and other standards and are therefore entitled to engage in financially related activities on an expedited basis; see further discussion below.  Bank holding companies are required to file periodic reports with and are subject to examination by the Federal Reserve.  The Federal Reserve has issued regulations under the Bank Holding Company Act that require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks.  As a result, the Federal Reserve, pursuant to such regulations, may require the Corporation to stand ready to use its resources to provide adequate capital funds to its Bank subsidiary during periods of financial stress or adversity.

The Bank Holding Company Act prohibits the Corporation from acquiring direct or indirect control of more than 5% of the outstanding shares of any class of voting stock, or substantially all of the assets of any bank, or from merging or consolidating with another bank holding company, without prior approval of the Federal Reserve Board.  Additionally, the Bank Holding Company Act prohibits the Corporation from engaging in or from acquiring ownership or control of more than 5% of the outstanding shares of any class of voting stock of any company engaged in a non‑banking business, unless such business is determined by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto.  Federal law and Pennsylvania law also require persons or entities desiring to acquire certain levels of share ownership (generally, 10% or more, or 5% or more for another bank holding company) of the Corporation to first obtain prior approval from the Federal Reserve and the Pennsylvania Department of Banking.

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

Capital Adequacy Guidelines

Bank holding companies are required to comply with the Federal Reserve Board's risk‑based capital guidelines.  The required minimum ratio of total capital to risk‑weighted assets (including certain off‑balance sheet activities, such as standby letters of credit) is 8%.  At least half of the total capital is required to be "Tier 1 capital," consisting principally of common shareholders' equity less certain intangible assets.  The remainder ("Tier 2 capital") may consist of certain preferred stock, a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, and a limited amount of the general loan loss allowance and deferred tax accounts.  The risk-based capital guidelines are required to take adequate account of interest rate risk, concentration of credit risk, and risks of nontraditional activities.

In addition to the risk‑based capital guidelines, the Federal Reserve Board requires a bank holding company to maintain a leverage ratio of a minimum level of Tier 1 capital (as determined under the risk‑based capital guidelines) equal to 3% of average total consolidated assets for those bank holding companies which have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion.  All other bank holding companies are required to maintain a ratio of at least 1% to 2% above the stated minimum.  The Bank is subject to almost identical capital requirements adopted by the FDIC.  In addition to FDIC capital requirements, the Pennsylvania Department of Banking also requires state chartered banks to maintain a 6% leverage capital level and 10% risk based capital, defined substantially the same as the federal regulations.

Basel III

In July 2013, Federal banking regulators approved the final rules from the Basel Committee on Banking Supervision for the regulation of capital requirements for U.S banks, generally referred to as “Basel III.”  Basel III imposes significantly higher capital requirements and more restrictive leverage and liquidity ratios than those currently in place.  The capital ratios to be considered “well capitalized” under Basel III are: common equity of 6.5%, Tier 1 leverage of 5%, Tier 1 risk-based capital of 8%, and Total Risk-Based capital of 10%.  The common equity ratio is a new capital ratio under Basel III and the Tier 1 risk-based capital ratio of 8% has been increased from 6%. The rules also include changes in the risk weights of certain assets to better reflect credit and other risk exposures. In addition, a capital conservation buffer will be phased-in beginning January 1, 2016 at 0.125%, increasing each year until fully implemented at 2.5% above the minimum capital ratios required to avoid any capital distribution restrictions.  Certain components of the new capital requirements are effective January, 2015 with others being phased in through January 1, 2019.  As of December 31, 2014, Management believes that the Bank would remain “well capitalized’ under the new rules on a fully phased-in basis if such requirements were currently effective.

Prompt Corrective Action Rules

The federal banking agencies have regulations defining the levels at which an insured institution would be considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized."  The applicable federal bank regulator for a depository institution could, under certain circumstances, reclassify a "well‑capitalized" institution as "adequately capitalized" or require an "adequately capitalized" or "undercapitalized" institution to comply with supervisory actions as if it were in the next lower category.  Such a reclassification could be made if the regulatory agency determines that the institution is in an unsafe or unsound condition (which could include unsatisfactory examination ratings).  At December 31, 2014, the Corporation and the Bank each satisfied the criteria to be classified as "well capitalized" within the meaning of applicable regulations.

Regulatory Restrictions on Dividends

Dividend payments by the Bank to the Corporation are subject to the Pennsylvania Banking Code, the Federal Deposit Insurance Act, and the regulations of the FDIC.  Under the Banking Code, no dividends may be paid except from "accumulated net earnings" (generally, retained earnings).  The Federal Reserve and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions.  The Prompt Corrective Action Rules, described above, further limit the ability of banks to pay dividends, because banks that are not classified as well capitalized or adequately capitalized may not pay dividends.

Volker Rule

In December 2013, Federal banking regulators issued rules for complying with the Volker Rule provision of the Dodd-Frank Act. The Bank does not engage in, or expect to engage in, any transactions that are considered “covered activities” as defined by the Volker Rule. Therefore, the Bank does not have any compliance obligations under the Volker Rule.

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

FDIC Insurance

The Bank is a member of the Deposit Insurance Fund (DIF), which is administered by the FDIC. The FDIC insures deposit accounts at the Bank, generally up to a maximum of $250,000 for each separately insured depositor. The FDIC charges a premium to depository institutions for deposit insurance. This rate is based on the risk category of the institution and the total premium is based on average total assets less average tangible equity.  As of December 31, 2014, the Bank was in risk category 1 and its assessment rate was approximately 9 basis points of the assessment base. Dodd-Frank established a new minimum DIF ratio set at 1.35% of estimated insured deposits. The FDIC is required to attain this ratio by September 30, 2020 and its efforts to achieve this ratio could greatly influence future premium rates.

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

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature from 2017 to 2019. The Bank’s FICO assessment was approximately $56 thousand in 2014 and was included in FDIC insurance expense.

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

The Bank offers a variety of loan products, including residential mortgage, consumer, construction and commercial loans.  The Bank requires real estate as collateral for many of its loans. At December 31, 2014,  approximately 74% of its loans were secured by real estate.  Loans to fund residential real estate construction are 1% of total loans; loans secured by residential real estate are 28% of the total, and commercial, industrial and agricultural real estate loans total 45% of the total loan portfolio.  These real estate loans are located primarily in the Bank’s market area of south central Pennsylvania.  Real estate values tend to follow changes in general economic cycles. If a loan becomes delinquent as the result of an economic downturn and the Bank becomes dependent on the real estate collateral as a source of repayment, it is likely that the value of the real estate collateral has also declined.  A decline in real estate values means it is possible that the real estate collateral may be insufficient to cover the outstanding balance of a delinquent or foreclosed loan, resulting in a loss to the Bank. In addition, the real estate collateral is concentrated in a small market area of south central Pennsylvania. Localized events that affect real estate prices and collateral values could have a more negative affect on the Bank as compared to other competitors with a more geographically diverse portfolio.   As the Bank grows, it is expected that the percentage of real estate loans, specifically commercial real estate, will grow. Risk of loan default is unavoidable in the banking industry, and Management tries to limit exposure to this risk by carefully monitoring the amount of loans in specific industries and by exercising prudent lending practices and securing appropriate collateral.  However, this risk cannot be eliminated and substantial credit losses could result in reduced earnings or losses.

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

The Bank’s lending limit is approximately $15.7 million.  Accordingly, the size of the loans that can be offered to customers is less than the size of loans that many of our competitors, with larger lending limits, can offer.  This limit affects the Bank’s ability to seek relationships with larger businesses in its market area.  Loan amounts in excess of the lending limits can be accommodated through the sale of participations in such loans to other banks.  However, there can be no assurance that the Bank will be successful in attracting or maintaining customers seeking larger loans or that it will be able to engage in participation of such loans or on terms favorable to the Bank.

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

Our operational or security systems may experience interruption or breach in security, including cyber-attacks.

We rely heavily on communications and information systems to conduct our business.  These systems include both our internal network and data systems, as well as those of third party vendors.  Any failure, interruption or breach in security or these systems, including a cyber-attack, could result in the disclosure or misuse of confidential or proprietary information.  While we have systems, policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed.  The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of client business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition and results of operations.

Risk Factors Relating to the Common Stock

There is a limited trading market for the Corporation’s common stock.

There is currently only a limited public market for the Corporation’s common stock.  It is quoted on the OTCQX Market Tier of the OTC Markets under the symbol “FRAF”  (www.otcmarkets.com/stock/FRAF/quote). Because it is thinly traded, you may not be able to resell your shares of common stock for a price that is equal to the price that you paid for your shares.  The Corporation currently has no plans to apply to have its common stock listed for trading on any stock exchange or the NASDAQ market.

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

Property	Owned	Leased
Community Banking Facilities	16	7
Remote ATM Sites	3	6
Other Properties	4	2

 Included in Other Properties are two properties used for operational support service for the Bank, three offices that were closed as part of a branch consolidation in January 2015 and one other property leased for future use.

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

Item 4.  Mine Safety Disclosures

Not Applicable

Part II

Item 5.  Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market and Dividend Information

The Corporation’s common stock is traded in the over-the-counter market.  It is quoted on the OTCQX Market Tier of the OTC Markets under the symbol “FRAF”  (www.otcmarkets.com/stock/FRAF/quote). The range of high and low prices is shown in the following table for the years 2014 and 2013, as well as cash dividends declared for those periods.  The closing price of Franklin Financial Services Corporation common stock recorded from an actual transaction on December 31, 2014 was $22.00.  The Corporation had 1,943 shareholders of record as of December 31, 2014.

Market and Dividend Information

	2014			2013
(Dollars per share)			Dividends			Dividends
	High	Low	Declared	High	Low	Declared
First quarter	$18.75	$17.00	$0.17	$18.00	$13.82	$0.17
Second quarter	20.25	17.75	0.17	17.50	15.60	0.17
Third quarter	21.75	19.26	0.17	16.85	15.81	0.17
Fourth quarter	23.50	20.50	0.17	17.60	15.95	0.17
			$0.68			$0.68

Restrictions on the Payment of Dividends

For limitations on the Corporation’s ability to pay dividends, see “Supervision and Regulation – Regulatory Restrictions on Dividends” in Item 1 above.

Securities Authorized for Issuance under Equity Compensation Plans

The information related to equity compensation plans is incorporated by reference to the materials set forth under the heading “ Executive Compensation – Compensation Tables” in the Corporation’s Proxy Statement for the 2015 Annual Meeting of Shareholders.

Common Stock Repurchases

The Corporation frequently authorizes the repurchase of its common stock through a stock repurchase plan.  There was no stock repurchase plan in place during 2014. The common shares of the Corporation are purchased in the open market or in privately negotiated transactions.  The Corporation uses the repurchased common stock (Treasury stock) for general corporate purposes including stock dividends and splits, employee benefit and executive compensation plans, and the dividend reinvestment plan. The Corporation did not repurchase any shares in 2014 or 2013.

Performance Graph

The following graph compares the cumulative total return to shareholders of Franklin Financial with the NASDAQ – Total U.S. Index (a broad market index prepared by the Center for Research in Security Prices at the University of Chicago Graduate School of Business) and with the Northeast OTC-BB and Pink Banks Index (an industry-specific index prepared by SNL Financial LC) for the five year period ended December 31, 2014, in each case assuming an initial investment of $100 on December 31, 2009 and the reinvestment of all dividends.

	Period Ending
Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Franklin Financial Services Corporation	$100.00	$119.04	$85.71	$102.66	$130.83	$174.40
NASDAQ Composite	$100.00	$118.15	$117.22	$138.02	$193.47	$222.16
SNL Northeast OTC-BB & Pink Banks	$100.00	$108.89	$106.59	$122.78	$144.93	$166.16

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

Annual Meeting:

The Annual Shareholders’ Meeting will be held on Tuesday, April 28, 2015, at the Orchard Restaurant & Banquet Facility, 1580 Orchard Drive, Chambersburg, PA.  The Business Meeting will begin at 9:00 a.m. with breakfast provided.

Websites:

Franklin Financial Services Corporation:        www.franklinfin.com

Farmers & Merchants Trust Company:           www.fmtrustonline.com

Stock Information:

The Corporation’s common stock is traded in the over-the-counter market.  It is quoted on the OTCQX Market Tier of the OTC Markets under the symbol “FRAF”  (www.otcmarkets.com/stock/FRAF/quote).

Registrar and Transfer Agent:

The registrar and transfer agent for Franklin Financial Services Corporation is:	Computershare
P.O. Box 30170
College Station, TX 77842-3170
1-800-368-5948

Item 6.  Selected Financial Data

	Summary of Selected Financial Data for the Year Ended December 31
	2014	2013	2012	2011	2010
(Dollars in thousands, except per share)

Summary of Operations
Interest income	$34,794	$36,042	$39,142	$41,791	$43,284
Interest expense	3,180	4,378	6,890	9,154	12,443
Net interest income	31,614	31,664	32,252	32,637	30,841
Provision for loan losses	764	2,920	5,225	7,524	3,235
Net interest income after provision for loan losses	30,850	28,744	27,027	25,113	27,606
Noninterest income	10,861	9,877	9,451	10,200	9,366
Noninterest expense	31,303	31,094	30,601	28,333	26,423
Income before income taxes	10,408	7,527	5,877	6,980	10,549
Income tax	2,006	1,295	512	411	2,937
Net income	$8,402	$6,232	$5,365	$6,569	$7,612

Performance Measurements
Return on average assets	0.83%	0.61%	0.51%	0.66%	0.78%
Return on average equity	8.44%	6.72%	6.00%	7.68%	9.34%
Return on average tangible assets (1)	0.87%	0.64%	0.55%	0.70%	0.82%
Return on average tangible equity (1)	9.72%	7.86%	7.14%	9.30%	11.27%
Efficiency ratio (1)	70.83%	72.01%	70.44%	63.46%	63.43%
Net interest margin	3.56%	3.47%	3.50%	3.73%	3.53%
Current dividend yield	3.09%	3.98%	4.86%	8.74%	5.92%
Dividend payout ratio	33.88%	45.09%	59.09%	65.05%	55.10%

Shareholders' Value (per common share)
Diluted earnings per share	$2.00	$1.51	$1.32	$1.66	$1.96
Basic earnings per share	2.01	1.51	1.32	1.66	1.96
Regular cash dividends paid	0.68	0.68	0.78	1.08	1.08
Book value	24.54	22.88	22.31	21.67	21.09
Tangible book value (1)	22.36	20.55	19.84	19.04	18.28
Market value	22.00	17.10	14.00	12.35	18.25
Market value/book value ratio	89.65%	74.74%	62.75%	56.99%	86.53%
Price/earnings multiple	11.00	11.32	10.61	7.44	9.31

Balance Sheet Highlights
Total assets	$1,001,448	$984,587	$1,027,363	$990,248	$951,889
Investment securities	171,751	159,674	133,328	125,301	117,616
Loans, net	717,420	713,711	743,200	756,687	739,841
Deposits and customer repurchase agreements	890,260	869,558	916,649	841,089	785,495
Shareholders' equity	103,521	95,388	91,634	87,182	82,639

Safety and Soundness
Risk-based capital ratio (Total)	15.49%	14.24%	12.60%	12.14%	11.73%
Leverage ratio (Tier 1)	9.69%	9.14%	8.29%	8.40%	8.16%
Common equity ratio	10.34%	9.69%	8.92%	8.80%	8.68%
Tangible common equity ratio (1)	9.51%	8.79%	8.01%	7.82%	7.61%
Nonperforming loans/gross loans	1.74%	3.49%	4.90%	2.94%	3.68%
Nonperforming assets/total assets	1.63%	3.04%	4.10%	2.60%	2.96%
Allowance for loan losses as a % of loans	1.25%	1.34%	1.38%	1.27%	1.18%
Net charge-offs/average loans	0.19%	0.49%	0.60%	0.86%	0.45%

Trust assets under management (fair value)	$605,796	$574,680	$520,434	$481,536	$490,420

(1) See the section titled “GAAP versus Non-GAAP Presentation” of the Application of Critical Accounting Policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The analysis has two components, specific and general allocations.  Expected cash flow or collateral values discounted for market conditions and selling costs are used to establish specific allocations.  The Bank’s historical loan loss experience and other qualitative factors derived from economic and market conditions are used to establish general allocations for the remainder of the portfolio.   The allowance for loan losses was $9.1 million at December 31, 2014.

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

Restricted Stock - Restricted stock, which is carried at cost, consists of stock of the Federal Home Loan Bank of Pittsburgh (FHLB) and Atlantic Community Bankers Bank (ACBB).  Management evaluates the restricted stock for impairment in accordance with ASC Topic 320.  Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the banks as compared to the capital stock amount for the banks and the length of time this situation has persisted, (2) commitments by the banks to make payments required by law or regulation and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the banks.

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

Franklin Financial Services Corporation reported a 34.8% increase in net income for 2014. Net interest income remained flat year over year at approximately $31.6 million; however, net income increased by $2.2 million due to a similar reduction in the provision for loan losses. The Corporation continued to see a reduction in loan charge-offs and an improvement in the quality of its loan portfolio that allowed for a lower provision expense. Noninterest income increased by 10% in 2014 compared to 2013, with nearly every category of noninterest income showing an increase. Noninterest expense held steady during the year with only a minimal increase of $209 thousand over 2013. Diluted earnings per share increased from $1.51 in 2013 to $2.00 in 2014. The Corporation declared and paid a dividend of $0.68 per share.  After closing 2013 at just under $1.0 billion in assets, the balance sheet grew slightly and closed 2014 at $1.001 billion.  Net loans increased $3.7 million as residential real estate, and commercial loans increased while consumer and commercial real estate loans declined year over year. Deposits increased $35.5 million due to increases in interest-bearing checking accounts, due in part to a shift from Repo accounts to deposit accounts. Shareholders’ equity continued to increase during the year from retained earnings and investments from the dividend reinvestment plan. Other key performance measurements are presented in Item 6, Selected Financial Data.

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

2014 versus 2013

Summary: Tax equivalent net interest income increased by only 1% (Table 1) in 2014 compared to 2013.  A reduction in interest expense and a larger benefit from tax-free income was sufficient to offset the reduction in interest income. Average interest earning assets (Table 3) declined during 2014 compared to the 2013 average, and the yield on these assets declined slightly by 4 basis points year over year. Likewise, average interest bearing liabilities and the cost of these liabilities declined as compared to 2013.  These changes resulted in a $332 thousand increase in tax equivalent net interest income and an improvement in the net interest margin from 3.47% in 2013 to 3.56% in 2014.

Assets:    Table 3 shows the average balance and yield on the major asset classes on the Corporation’s balance sheet. Total average interest-earning assets decreased by $13.0 million and the yield fell from 3.93% in 2013 to 3.89% in 2014.  The low interest rate environment that continues to be supported by Federal Reserve actions continues to push asset yields down on both new assets and the repricing of existing assets.

Interest bearing balances held by the Corporation declined as money was put into the investment portfolio; however, the yield on these balances increased during 2014 as Bank owned short-term certificates of deposit (with higher rates) made up a greater percentage of the total balance in 2014 than in 2013.

The average balance of the investment portfolio increased by approximately 12% during 2014 as short-term cash was moved to higher yielding assets.  The Bank purchased $41.2 million of securities during 2014, primarily in mortgage-backed and municipal securities. The yield on the portfolio improved by 23 basis points as prepayment on mortgage backed securities slowed.

The average balance of the loan portfolio declined by approximately $5 million for 2014 as compared to the average balance for 2013.  Residential mortgage and home equity balances increased during the year, but these increases were not sufficient enough to offset the decline in commercial and consumer loans. Commercial lending continued to be very competitive in 2014, with a lot of low rate competition seeking out the best customers. The decline in the 2014 average commercial loan portfolio was driven by some accelerated payoffs at the end of 2013 and the beginning of 2014. However, from year-end 2013 to year-end 2014, the commercial loan portfolio increased. The average balance of the mortgage portfolio increased due to more refinancing activity during the year. Home equity production in 2014 was good, but was boosted by a low rate promotion. The average yield on the loan portfolio declined to 4.28% in 2014 from 4.54% in 2013. All categories, except consumer loans, experienced a lower yield in 2014. Approximately 82% of the commercial loan portfolio is variable rate with rates tied to short-term market rates like Prime or Libor. Until there is an increase in short-term rates, the yield on the commercial loan portfolio is likely to decline.

Liabilities: Table 3 shows the average balance and cost of the major interest-bearing liabilities classes on the Corporation’s balance sheet.  Average interest-bearing liabilities declined by $33.9 million in 2014.  This decline was driven primarily by a $41.5 million decrease in time deposits (CDs). The majority of the decline in CDs was a $23.2 million decrease in brokered CDs from maturities in 2013 that the Bank did not replace. Interest-bearing checking increased by approximately $31 million, fueled in part, by the Bank’s action to close its sweep repurchase product and move these accounts to a fully-insured interest-bearing checking product. As CDs mature, the cost of this product continues to decline and this contributed to a 14 basis point reduction in the cost of interest-bearing liabilities in 2014. Securities sold under a repurchase agreement declined for the reason discussed above.  Average long-term debt declined slightly, but by the end of 2014, the Bank had paid off all of its long-term debt.

Table 2 shows the affect volume and rate had on the change in tax equivalent net interest income in 2014.

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

Average loan balances fell during the year, with every category showing a reduction from the 2012 averages except for residential mortgages. The commercial loan portfolio declined $34.3 million and the yield fell by 20 basis points during the year.  The low interest rate environment continues to be an incentive for pre-payments and refinancing, and good quality credits are in demand by many lenders eager to increase volume. As a result, the Bank has lost some balances to prices that it felt was unable to match. The bank retained more of its mortgage production in 2013; therefore, the average balance increased during the year. However, the yield on the mortgage portfolio declined year over year. The Bank retained primarily shorter-term mortgages and sold longer-term mortgages in the secondary market.

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

Table 1. Net Interest Income

(Dollars in thousands)	2014	% Change	2013	% Change	2012
Interest income	$34,794	(3.5)	$36,042	(7.9)	$39,142
Interest expense	3,180	(27.4)	4,378	(36.5)	6,890
Net interest income	31,614	(0.2)	31,664	(1.8)	32,252
Tax equivalent adjustment	1,978		1,596		1,683
Tax equivalent net interest income	$33,592	1.0	$33,260	(2.0)	$33,935

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

Table 2. Rate-Volume Analysis of Tax Equivalent Net Interest Income

	2014 Compared to 2013			2013 Compared to 2012
Increase (Decrease) due to:	Increase (Decrease) due to:			Increase (Decrease) due to:
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Interest-bearing obligations in other banks
and Federal funds sold	$(96)	$65	$(31)	$(6)	$12	$6
Investment securities:
Taxable	271	584	855	271	(213)	58
Nontaxable	214	(167)	47	138	(101)	37
Loans:
Commercial, industrial and agricultural	(351)	(1,001)	(1,352)	(1,544)	(1,219)	(2,763)
Residential mortgage	190	(147)	43	801	(529)	272
Home equity loans and lines	23	(364)	(341)	(412)	(206)	(618)
Consumer	(154)	67	(87)	(158)	(21)	(179)
Loans	(292)	(1,445)	(1,737)	(1,313)	(1,975)	(3,288)
Total net change in interest income	97	(963)	(866)	(910)	(2,277)	(3,187)

Interest expense on:
Interest-bearing checking	31	41	72	40	30	70
Money market deposit accounts	(2)	(197)	(199)	132	(692)	(560)
Savings accounts	2	(7)	(5)	5	(16)	(11)
Time deposits	(411)	(553)	(964)	(556)	(277)	(833)
Securities sold under agreements to repurchase	(36)	1	(35)	(28)	(2)	(30)
Long-term debt	(64)	(3)	(67)	(1,054)	(94)	(1,148)
Total net change in interest expense	(480)	(718)	(1,198)	(1,461)	(1,051)	(2,512)
Change in tax equivalent net interest income	$577	$(245)	$332	$551	$(1,226)	$(675)

The following table presents average balances, tax-equivalent (T/E) interest income and expense, and yields earned or rates paid on the assets or liabilities.  All nontaxable interest income has been adjusted to a tax-equivalent basis, using a tax rate of 34%.

Table 3. Analysis of Net Interest Income

	2014			2013			2012

	Average	Income or	Average	Average	Income or	Average	Average	Income or	Average
(Dollars in thousands)	balance	expense	yield/rate	balance	expense	yield/rate	balance	expense	yield/rate

Interest-earning assets:
Interest-bearing obligations of other
banks and federal funds sold	$43,457	$182	0.42%	$70,115	$213	0.30%	$72,056	$207	0.29%
Investment securities:
Taxable	124,903	2,718	2.18%	110,194	1,863	1.69%	94,914	1,805	1.90%
Nontaxable	46,663	2,268	4.86%	42,399	2,221	5.24%	39,822	2,184	5.48%
Investments	171,566	4,986	2.91%	152,593	4,084	2.68%	134,736	3,989	2.96%
Loans:
Commercial, industrial and agricultural	579,314	24,537	4.24%	587,359	25,889	4.41%	621,702	28,652	4.61%
Residential mortgage	82,706	3,409	4.12%	78,185	3,366	4.31%	60,704	3,094	5.10%
Home equity loans and lines	60,099	3,102	5.16%	59,706	3,443	5.77%	66,719	4,061	6.09%
Consumer	7,693	556	7.23%	9,902	643	6.49%	12,334	822	6.66%
Loans	729,812	31,604	4.33%	735,152	33,341	4.54%	761,459	36,629	4.81%
Total interest-earning assets	944,835	36,772	3.89%	957,860	37,638	3.93%	968,251	40,825	4.22%
Other assets	71,160			72,035			73,565
Total assets	$1,015,995			$1,029,895			$1,041,816

Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$203,065	228	0.11%	$172,079	156	0.09%	$122,870	86	0.07%
Money Management	387,297	1,687	0.44%	387,607	1,886	0.49%	366,857	2,446	0.67%
Savings	62,603	48	0.08%	60,147	53	0.09%	55,113	64	0.12%
Time	106,391	780	0.73%	147,915	1,744	1.18%	193,120	2,577	1.33%
Total interest-bearing deposits	759,356	2,743	0.36%	767,748	3,839	0.50%	737,960	5,173	0.70%
Securities sold under agreements to repurchase	8,539	13	0.15%	32,407	48	0.15%	51,558	78	0.15%
Short- term borrowings	-	-	-	3	-	0.75%	-	-	-
Long- term debt	10,778	424	3.93%	12,409	491	3.96%	38,920	1,639	4.21%
Total interest-bearing liabilities	778,673	3,180	0.41%	812,567	4,378	0.54%	828,438	6,890	0.83%
Noninterest-bearing deposits	129,748			116,724			110,657
Other liabilities	8,062			7,818			13,170
Shareholders' equity	99,512			92,786			89,551
Total liabilities and shareholders' equity	$1,015,995			$1,029,895			$1,041,816
T/E net interest income/Net interest margin		33,592	3.56%		33,260	3.47%		33,935	3.50%
Tax equivalent adjustment		(1,978)			(1,596)			(1,683)
Net interest income		$31,614			$31,664			$32,252

Provision for Loan Losses

For 2014, the Bank recorded net charge-offs of $1.4 million compared to $3.6 million in 2013. The charge-offs were more than the 2014 provision expense of $764 thousand and as a result, the allowance for loan losses (ALL) decreased $591 thousand over year-end 2013. The Corporation experienced a significant fluctuation in its provision expense over the last four years.  As credit quality improved in 2014, the provision expense primarily for the specific reserve, declined.  The Corporation expects the 2015 provision expense to return to a more normalized level as compared to the most recent experience.  At December 31, 2014, the ALL was $9.1 million or 1.25% of total loans compared to a ratio 1.34% at the end of 2013.  Nonperforming assets declined during the year and Management closely monitors the credit quality of the portfolio in order to ensure that an appropriate ALL is maintained. As part of this process, Management performs a comprehensive analysis of the loan portfolio considering delinquencies trends and events, current economic conditions, and other relevant factors to determine the adequacy of the allowance for loan losses and the provision for loan losses.  For more information, refer to the Loan Quality discussion and Tables 12 -17.

Noninterest Income

The following table presents a comparison of noninterest income for the years ended December 31, 2014 and 2013:

Table 4. Noninterest Income

	December 31		Change
(Dollars in thousands)	2014	2013	Amount	%
Noninterest Income
Investment and trust services fees	$4,575	$4,429	$146	3.3
Loan service charges	917	879	38	4.3
Mortgage banking activities	37	47	(10)	(21.3)
Deposit service charges and fees	2,094	1,831	263	14.4
Other service charges and fees	1,201	907	294	32.4
Debit card income	1,320	1,236	84	6.8
Increase in cash surrender value of life insurance	568	605	(37)	(6.1)
Other real estate owned (losses) net	(220)	(255)	35	13.7
Other	109	240	(131)	(54.6)
Net OTTI losses recognized in earnings	(20)	(75)	55	73.3
Securities gains (losses), net	280	33	247	748.5
Total noninterest income	$10,861	$9,877	$984	10.0
2014 versus 2013

Investment and Trust Service fees: These fees are comprised of asset management fees, estate administration and settlement fees, employee benefit plans and commissions from the sale of insurance and investment products.  Asset management fees are recurring in nature and are affected by the market value of the assets. Asset management fees increased $372 thousand, while estate fees decreased $196 thousand over 2013. Commissions from the sale of insurance and investment products decreased by $30 thousand compared to the 2014 commissions. Trust assets under management increased to $605.8 million at year-end, compared to $574.7 million at the end of 2013.

Loan service charges:  This category includes loan origination fees, offset by those fees that are deferred, as well as production fees for originating mortgages for sale in the secondary market, and any fees for loan services that are charged after origination, e.g.: late fees or debt protection. The primary cause of the increase in 2014 was higher deferred loan fees on commercial loans, offset by lower mortgage and consumer origination fees.

Mortgage banking fees:  Mortgage banking fees consist primarily of fees for servicing mortgage loans originated and sold by the Bank. The fees for servicing mortgages declined in 2014 as the portfolio of mortgages serviced for others ($29.5 million) continues to pay down. Loans originated for the secondary market are done on a fee basis and these fees are recorded in loan service charges.  For loans that were previously sold with servicing retained, mortgage servicing rights (MSR) are recorded and represent the Bank’s rights to receive future fee income from servicing these loans. MSR are measured and carried at the lower of cost or market value and are amortized over the expected life of the asset. In 2014, the MSR amortization, net of impairment charges, was $41 thousand compared to $51 thousand in 2013.  While the Bank does not expect to originate and sell mortgages with servicing retained in the future, it will retain the existing servicing portfolio until those loans are paid-off.

Deposit fees:  This category is comprised primarily of fees from overdrafts, an overdraft protection program, service charges, and account analysis fees. During 2014, the fees increased $263 thousand compared to 2013.  The increases in this category are the result of changes made to the Bank’s fee schedule following a comprehensive review.

Debit card and other service charges and fees: Debit card income continues to be one the of best fee generators for the Bank.  The Bank expects the upward trend in these fees to continue as more consumers and businesses have and use debit cards.  Debit card fees are comprised of both a retail and business card program. The business debit card offers a cash back rewards program based on usage and it continues to grow in popularity.  The increase in this category was driven by volume.

Other fees and service charges: This category includes fees for wire transfers, ATM activity fees and safe deposit box rentals.  The increases in this category are the result of changes made to the Bank’s fee schedule following a comprehensive review.

Other real estate owned gains (losses), net: This category shows the net gains or losses on the sale of, or write-downs on, other real estate owned.

Securities gains and losses, and OTTI charges:  In 2014, other-than-temporary-impairment charges were recorded on one private label mortgage backed securities that was considered other than temporarily impaired compared to two in 2013, as well as three equity securities. Security gains in 2014 were generated primarily by the sale of equity securities.

The following table presents a comparison of noninterest income for the years ended December 31, 2013 and 2012:

Table 4.1 Noninterest Income

	December 31		Change
(Dollars in thousands)	2013	2012	Amount	%
Noninterest Income
Investment and trust services fees	$4,429	$4,087	$342	8.4
Loan service charges	879	1,210	(331)	(27.4)
Mortgage banking activities	47	6	41	(683.3)
Deposit service charges and fees	1,831	1,925	(94)	(4.9)
Other service charges and fees	907	864	43	5.0
Debit card income	1,236	1,161	75	6.5
Increase in cash surrender value of life insurance	605	652	(47)	(7.2)
Other real estate owned (losses) gains, net	(255)	(582)	327	(56.2)
Other	240	184	56	30.4
Net OTTI losses recognized in earnings	(75)	(100)	25	25.0
Securities gains (losses), net	33	44	(11)	(25.0)
Total noninterest income	$9,877	$9,451	$426	4.5

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

Deposit fees: During 2013, deposit fees declined slightly compared to 2012.  The primary factor contributing to this decrease was a reduction of $77 thousand in fees from the Bank’s overdraft protection program. Commercial account analysis and deposit fees, as well as all other retail deposit fees remained relatively flat when compared to 2012.

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

Noninterest Expense

The following table presents a comparison of noninterest expense for the years ended December 31, 2014 and 2013:

Table 5. Noninterest Expense

(Dollars in thousands)	December 31		Change
Noninterest Expense	2014	2013	Amount	%
Salaries and employee benefits	$17,179	$16,590	$589	3.6
Net occupancy expense	2,359	2,259	100	4.4
Furniture and equipment expense	976	975	1	0.1
Advertising	1,225	1,384	(159)	(11.5)
Legal and professional fees	1,221	1,172	49	4.2
Data processing	1,824	1,713	111	6.5
Pennsylvania bank shares tax	694	815	(121)	(14.8)
Intangible amortization	518	425	93	21.9
FDIC insurance	908	979	(71)	(7.3)
ATM/debit card processing	730	706	24	3.4
Other	3,669	4,076	(407)	(10.0)
Total noninterest expense	$31,303	$31,094	$209	0.7

2014 versus 2013

Salaries and benefits: This category is the largest noninterest expense category and these expenses increased $589 thousand as compared to the prior year. Salary expense increased by $578 thousand and employee incentive programs increased $360 thousand during 2014.  The increase in salary expense is due primarily to salary adjustments and a severance accrual for employees affected by the consolidation of three community offices in January 2015, while incentive expense increased due to the improvement in financial performance during the year.  Offsetting these increases was a reduction in  health insurance due to lower claim expense in the Bank’s self-funded plan and a reduction in pension expense of $284 thousand. See Note 14 of the accompanying consolidated financial statements for additional information on benefit plans. All other employee benefit expenses remained consistent with 2013 levels.

Net Occupancy:  This category includes all of the expense associated with the properties and facilities used for bank operations such as depreciation, leases, maintenance, utilities and real estate taxes. The increase during 2014 was due to a colder winter with higher expenses for snow removal than experienced in 2013.

Legal and professional fees:  This category consists of fees paid to outside legal counsel, consultants, and audit fees.  In total, these fees remained flat year over year; however, the Bank recorded higher consulting fees that were partially offset by a reduction in legal fees. Internal and external audit fees increased slightly during the year.

Data processing:  The largest cost in this category is the expense associated with the Bank’s core processing system and related services, and accounted for $1.1 million of the total data processing costs compared to $1.3 million in 2013.  The reduction in core processing costs were related to one time charges for new technology initiatives.

Other:  Other noninterest expense decreased 10% in 2014 due primarily to a one time nonrecurring expense in 2013 of $667 thousand for a deferred compensation plan assumed by the Bank from its 2006 acquisition of Fulton Bancshares Corporation. In 2014, the Bank incurred $182 thousand in penalties for prepaying FHLB debt compared to $0 thousand in 2013. The Bank also wrote off $128 thousand in development costs for a potential community office site and $83 thousand of furniture and equipment expense from the consolidation of three community offices in January 2015.  These increases were offset by decreases in other expenses (down $283 thousand), loan collection expense  (down  $103 thousand), and other real estate expense (down $91 thousand).

The following table presents a comparison of noninterest expense for the years ended December 31, 2013 and 2012:

Table 5.1 Noninterest Expense

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

2013 versus 2012

Salaries and benefits: This category remained essentially unchanged as compared to the prior year. Salary expense increased by $299 thousand and health insurance expense increased $253 thousand during 2013.  The increase in salary expense is due primarily to normal changes in staffing levels and salary adjustments. Health insurance increased due to higher claim expense in the Bank’s self-funded plan. Offsetting these increases was a reduction in pension expense of $513 thousand as the result of a $6.0 million contribution to the plan at the end of 2012. All other employee benefit expenses remained consistent with 2012 levels.

Net Occupancy: The increase during 2013 is due to a full year of lease and operating costs for two community offices that were not in-service for a full year in 2012.

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

Provision for Income Taxes

The Corporation recorded a Federal income tax expense of $2.0 million in 2014 compared to $1.3 million in 2013 and $512 thousand in 2012. The effective tax rate for 2014, 2013, and 2012 was 19.3%, 17.2% and 8.7%, respectively. Pretax income was $2.9 million more than in 2013; therefore, the tax benefit of tax-free income to pre-tax income was less and the effective tax rate increased. The 2014 tax-free benefit from tax-free assets was approximately 19% of pre-tax income in 2014 compared to 21% of pre-tax income in 2013 and 29% in 2012. For a more comprehensive analysis of Federal income tax expense refer to Note 11 of the accompanying financial statements.

Financial Condition

One method of evaluating the Corporation’s condition is in terms of its sources and uses of funds.  Assets represent uses of funds while liabilities represent sources of funds.  At December 31, 2014, total assets increased only 1.7% over the prior year to $1.001 billion from  $984.6 million at the end of 2013.

Interest Bearing Deposits in Other Banks:

This asset increased $7.1 million year-over-year, but showed a decline in the average balance. During 2014, these balances were used in part to purchase investment securities and pay-off long term debt. Therefore, the average balance for 2014 deceased compared to 2013. At year-end, approximately $17 million was held by other banks in the form of short-term certificates of deposit. Approximately $16 million was held in an interest-bearing account at the Federal Reserve.

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

The following table presents amortized cost and estimated fair value of investment securities by type at December 31 for the past three years:

Table 6. Investment Securities at Amortized Cost and Estimated Fair Value

	2014		2013		2012
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
(Dollars in thousands)
Equity securities	$274	$1,053	$1,472	$1,970	$2,104	$1,941
U.S. Government and Agency securities	15,854	15,963	11,771	11,751	12,657	12,809
Municipal securities	66,832	68,366	56,861	56,857	58,395	61,216
Corporate debt securities	-	-	1,002	1,001	1,005	994
Trust preferred securities	5,940	5,137	5,922	5,051	5,905	4,830
Agency mortgage-backed securities	78,779	79,494	81,352	81,027	48,121	49,066
Private-label mortgage-backed securities	1,675	1,695	1,984	1,969	2,539	2,426
Asset-backed securities	45	43	51	48	59	46
	$169,399	$171,751	$160,415	$159,674	$130,785	$133,328

The following table presents analysis of investment securities at December 31, 2014 by maturity, and the weighted average yield for each maturity presented.  The yields presented in this table are calculated using tax-equivalent interest and the amortized cost.

Table 7. Maturity Distribution of Investment Portfolio

			After one year		After five years		After ten
	One year or less		through five years		through ten years		years		Total
	Fair		Fair		Fair		Fair		Fair
(Dollars in thousands)	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
Available for Sale
U.S. Government and Agency securities	$2,080	0.97%	$86	1.82%	$8,017	2.14%	$5,780	0.87%	$15,963	1.53%
Municipal securities	3,611	5.64%	10,584	5.36%	22,672	4.16%	31,499	3.80%	68,366	4.26%
Trust preferred securities	-	-	-	-	-	-	5,137	1.61%	5,137	1.61%
Agency mortgage-backed securities	-	-	2,303	2.34%	7,846	2.51%	69,345	2.24%	79,494	2.27%
Private-label mortgage-backed securities	-	-	-	-	-	-	1,695	5.46%	1,695	5.46%
Asset-backed securities	32	0.39%	-	-	-	-	11	3.85%	43	0.98%
	$5,723	3.91%	$12,973	4.80%	$38,535	3.40%	$113,467	2.62%	$170,698	3.01%

As shown in Table 3 and Table 6, the average balance and the ending balance of the investment portfolio increased during the year with growth occurring in the municipal bond and U.S. Government sectors. Interest rates continue to remain low and cash flows were reinvested in the portfolio at lower rates. However, the yield on the portfolio increased slightly from 2.68% in 2013 to 2.91% in 2014 due to a slow-down in prepayments on mortgage bonds.  U.S. Agency mortgage backed securities and municipal bonds continue to comprise the largest sectors by fair value of the portfolio, approximately 86% in total. The Bank expects that the portfolio will continue to remain concentrated in these investment sectors. The portfolio produced $30.6 million in cash flows in 2014 while $41.2 million was invested into the portfolio during the year.   For the year, the Corporation recorded net securities gains of $280 thousand and other-than-temporary impairment charges of $20 thousand. The majority of the gains were recognized from the equities portfolio.

Equities:  The equity portfolio was reduced significantly during 2014 as both the Bank and Corporation sold the majority of its holdings. At year-end 2014, only the Bank has any remaining equities – 2 issues from community banks in Pennsylvania. On October 30, 2014, S&T Bancorp Inc. agreed to acquire Integrity Bancshares Inc. (Integrity).  The Bank owns shares of Integrity and expects to recognize a pre-tax gain of approximately $628,000, based on the terms of the agreement, upon completion of this transaction in the first quarter of 2015.

Municipal Bonds:  The Bank’s municipal bond portfolio is well diversified geographically and is comprised of both tax-exempt (77% of the portfolio) and taxable (23% if the portfolio) municipal bonds.  General obligation bonds (69%) and revenue bonds (20%) comprise the largest portions of the portfolio. The portfolio holds 119 issues within 28 states. The largest dollar exposure is to issuers in the state of Texas (fair value of $10.0 million / 20 issues) and Pennsylvania (fair value of $7.1 million / 11 issues).  Fifty percent of the portfolio has either private bond insurance or some other type of credit enhancement. When purchasing municipal bonds, the Bank looks primarily to the underlying credit of the issuer as a sign of credit quality and then to any credit enhancement. Approximately $67 million of the portfolio is rated “A” or higher by Moody and the weighted average rating of the portfolio is “Aa2”.   The Bank owns four issues for $1.6 million that are not rated by a nationally recognized rating agency.

Trust Preferred Bonds:  The following table provides additional detail about the Bank’s trust preferred securities at December 31, 2014. The holdings remain the same as at the prior year end, but the unrealized loss has declined from $871 thousand to $803 thousand year-over-year. The credit ratings for each bond are similar to the ratings one year prior. Trust preferred securities are typically issued by a subsidiary grantor trust of a bank holding company, which uses the proceeds of the equity issuance to purchase deeply subordinated debt issued by the bank holding company.  Trust-preferred securities can reflect single entity issues or a group of entities (pooled trust preferred). Pooled trust preferred securities have been the subject of significant write-downs due in some cases from the default of one issuer in the pool that then impairs the entire pool. All of the Bank’s issues are single issuer, variable rate notes with long final maturities (2027-2028) that continue to pay dividends as scheduled.

Table 8. Trust Preferred Securities

(Dollars in thousands)
Deal Name	Maturity	Single Issuer or Pooled	Class	Amortized Cost	Fair Value	Gross Unrealized Gain (Loss)	Lowest Credit Rating Assigned

BankAmerica Cap III	1/15/2027	Single	Preferred Stock	$962	$811	$(151)	BB
Wachovia Cap Trust II	1/15/2027	Single	Preferred Stock	277	253	(24)	BBB
Huntington Cap Trust	2/1/2027	Single	Preferred Stock	939	795	(144)	BB
Corestates Captl Tr II	2/15/2027	Single	Preferred Stock	935	845	(90)	BBB+
Huntington Cap Trust II	6/15/2028	Single	Preferred Stock	890	768	(122)	BB
Chase Cap VI JPM	8/1/2028	Single	Preferred Stock	962	848	(114)	BBB-
Fleet Cap Tr V	12/18/2028	Single	Preferred Stock	975	817	(158)	BB
				$5,940	$5,137	$(803)

Mortgage-backed Securities (MBS):  This sector holds $81.2 million or 47% of the total portfolio. The majority of this sector ($79.5 million) is comprised of U.S. Government Agency MBS. The Government MBS sector is comprised of mortgage backed securities and collateralized mortgage obligations, both fixed and variable rate. In addition, the Bank holds six private label mortgage-backed securities (PLMBS) with a fair value of $1.7 million and an amortized cost of $1.7 million.  The PLMBS bonds paid down by more than $300 thousand in 2014.

The Bank’s PLMBS portfolio is comprised primarily of Alt-A loans. Alt-A loans are first-lien residential mortgages that generally conform to traditional “prime” credit guidelines; however, loan factors such as the loan-to-value ratio, loan documentation, occupancy status or property type cause these loans not to qualify for standard underwriting programs.  The Alt-A product in the Bank’s portfolio is comprised of fixed-rate mortgages that were originated between 2004 and 2006 and all were originally rated AAA. The bonds issued in 2006 are experiencing the highest delinquency and loss rates. All of these bonds originally had some type of credit support tranche to absorb any loss prior to losses at the senior tranche held by the Bank, but this has eroded completely on some bonds as they have started to experience losses. The Bank recorded other-than-temporary impairment charges of $20 thousand on one PLMBS in 2014.  Based on the performance of some of the PLMBS, it appears as if the underwriting standards that were represented in the offering, and resulted in the AAA rating, were not followed. As a result, the Bank purchased some securities based on these misrepresentations, and it is most likely that these securities would not have been purchased had all the information been reported correctly. The Bank is participating in a lawsuit against certain issuers related to these misrepresentations. The following table provides additional detail about the Bank’s PLMBS at December 31, 2014.

Table 8.1 Private Label Mortgage Backed Securities

(Dollars in thousands)				Gross				Cumulative
	Origination	Amortized	Fair	Unrealized	Collateral	Lowest Credit	Credit	OTTI
Description	Date	Cost	Value	Gain (Loss)	Type	Rating Assigned	Support %	Charges
RALI 2004-QS4 A7	3/1/2004	$83	$86	$3	ALT A	BBB+	12.22	$-
MALT 2004-6 7A1	6/1/2004	411	421	10	ALT A	CCC	14.14	-
RALI 2005-QS2 A1	2/1/2005	262	274	12	ALT A	CC	5.86	10
RALI 2006-QS4 A2	4/1/2006	555	540	(15)	ALT A	D	-	293
GSR 2006-5F 2A1	5/1/2006	83	89	6	Prime	D	-	15
RALI 2006-QS8 A1	7/28/2006	281	285	4	ALT A	D	-	217

$1,675	$1,695	$20	$535

 Impairment:

Table 9 reflects the temporary impairment in the investment portfolio (excluding restricted stock), aggregated by investment category, length of time that individual securities have been in a continuous unrealized loss position and the number of securities in each category as of December 31, 2014 and 2013.

The condition of the portfolio at year-end 2014, as measured by the dollar amount of temporarily impaired securities, has improved significantly. The trust-preferred sector recorded the largest unrealized loss, while the Agency MBS and municipal portfolios contain the greatest number of securities with an unrealized loss.

For securities with an unrealized loss, Management applies a systematic methodology in order to perform an assessment of the potential for other-than-temporary impairment.  In the case of debt securities, investments considered for other-than-temporary impairment: (1) had a specified maturity or repricing date; (2) were generally expected to be redeemed at par, and (3) were expected to achieve a recovery in market value within a reasonable period of time. In addition, the Bank considers whether it intends to sell these securities or whether it will be forced to sell these securities before the earlier of amortized cost recovery or maturity. Equity securities are assessed for other-than-temporary impairment based on the length of time of impairment, dollar amount of the impairment and general market and financial conditions relating to specific issues.  The impairment identified on debt and equity securities and subject to assessment at December 31, 2014, was deemed to be temporary and required no further adjustments to the financial statements, unless otherwise noted.

Table 9. Temporary Impairment

	December 31, 2014
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Government and Agency securities	$4	$-	1	$7,207	$(64)	14	$7,211	$(64)	15
Municipal securities	5,651	(33)	9	9,441	(259)	14	15,092	(292)	23
Trust preferred securities	-	-	-	5,137	(803)	7	5,137	(803)	7
Agency mortgage-backed securities	9,304	(60)	13	8,199	(157)	10	17,503	(217)	23
Private-label mortgage-backed securities	-	-	-	540	(15)	1	540	(15)	1
Asset-backed securities	-	-	-	5	(2)	1	5	(2)	1
Total temporarily impaired securities	$14,959	$(93)	23	$30,529	$(1,300)	47	$45,488	$(1,393)	70

	December 31, 2013
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

Equity securities	$22	$(1)	1	$-	$-	-	$22	$(1)	1
U.S. Government agency securities	3,971	(85)	7	3,807	(29)	7	7,778	(114)	14
Municipal securities	16,770	(1,022)	24	3,160	(382)	4	19,930	(1,404)	28
Corporate debt securities	-	-	-	1,001	(1)	1	1,001	(1)	1
Trust preferred securities	-	-	-	5,051	(871)	7	5,051	(871)	7
Agency mortgage-backed securities	40,395	(999)	38	2,213	(52)	4	42,608	(1,051)	42
Private-label mortgage-backed securities	-	-	-	911	(31)	2	911	(31)	2
Asset-backed securities	-	-	-	48	(3)	3	48	(3)	3
Total temporarily impaired securities	$61,158	$(2,107)	70	$16,191	$(1,369)	28	$77,349	$(3,476)	98

The unrealized losses in the municipal bond sector decreased significantly from year-end 2013, as did the number of municipal bonds with an unrealized loss. In 2014, intermediate and long-term interest rates increased and this resulted in a  decline in value of these fixed rate securities. During 2014, these rates fell and consequently, the value of the portfolio improved.  At December 31, 2014, the Bank believes it will be able to collect all interest and principal due on these bonds and that it will not be forced to sell these bonds prior to maturity. Therefore, no other-than-temporary-impairment charges were recorded.

The unrealized loss in the trust preferred sector declined by $68 thousand compared to the prior year-end and market prices continued to show some improvement during the year. All of the Bank’s trust preferred securities are variable rate notes with long maturities (2027-2028) from companies that received money (and in some cases paid back) from the Troubled Asset Relief Program (TARP), continue to pay dividends and have raised capital.  The credit ratings on this portfolio are similar to the prior year and no bonds have missed or suspended any payments. At December 31, 2014, the Bank believes it will be able to collect all interest and principal due on these bonds and that it will not be forced to sell these bonds prior to maturity. Therefore, no other-than-temporary-impairment charges were recorded.

The Agency mortgage-backed securities portfolio had an $834 thousand decrease in unrealized losses since the end of 2013.  The change in value in this sector is driven by market interest rates since these bonds have essentially no credit risk.

The PLMBS sector continues to show a gross unrealized loss of $15 thousand on one security.  The majority of this sector is comprised of “Alt-A” PLMBS. These bonds were all rated AAA at time of purchase but have since experienced rating declines. Some have experienced increased delinquencies and defaults, while others have seen the credit support increase as the bonds paid-down. The Bank monitors the performance of the Alt-A investments on a regular basis and reviews delinquencies, default rates, credit support levels and various cash flow stress test scenarios. In determining the credit related loss, Management considers all principal past due 60 days or more as a loss. If additional principal moves beyond 60 days past due, it will also be considered a loss. As a result of the analysis on PLMBS it was determined that one bond contained losses that were considered other-than-temporary. Management determined $20 thousand was credit related and therefore, recorded an impairment charge of $20 thousand against earnings in 2014.  The market for PLMBS continues to be weak and Management believes that this factor accounts for a portion of the unrealized losses that is not attributable to credit issues. Management continues to monitor these securities and it is possible that additional write-downs may occur if current loss trends continue. The Bank is participating in a class-action lawsuit against one PLMBS servicer that centers on defective warranties and representations made as part of the underwriting process. The resolution of this action is unknown at this time. For additional detail on the Bank’s PLMBS, see Table 8.1.

The Bank held $438 thousand of restricted stock at the end of 2014. The restricted stock is comprised primarily of an investment in the Federal Home Loan Bank of Pittsburgh (FHLB). FHLB stock is carried at a cost of $100 per share. During 2014, FHLB repurchased $1.5 million in stock and began paying a dividend. FHLB stock is evaluated for impairment primarily based on an assessment of the ultimate recoverability of its cost. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support it operations. There is not a public market for FHLB stock and the benefits of FHLB membership (e.g., liquidity and low cost funding) add value to the stock beyond purely financial measures. If FHLB stock were deemed to be impaired, the write-down for the Bank could be significant. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment.

Loans:

Average gross loans for 2014 decreased by $5.4 million to $729.8 million compared to $735.2 million in 2013.  Residential mortgage loans and home equity loans and lines of credit showed an increase in average balances during the year, but the increase was more than offset by a decline in average commercial and consumer loans during the year.  The yield on the portfolio declined again in 2014 after another year of low interest rates, dropping to 4.33% in 2014 from 4.54% in 2013. Table 3 presents detail on the 2014 average balances and yields earned on loans for the past three years. The following table shows loans outstanding, by primary collateral, as of December 31 for the past 5 years.

Table 10. Loan Portfolio

	December 31
(Dollars in thousands)	2014		2013		2012		2011		2010
	Balance	% Change	Balance	% Change	Balance	% Change	Balance	% Change	Balance
Residential real estate 1-4 family
Consumer first lien	$105,014	1.4	$103,573	10.4	$93,790	8.1	$86,767	(11.9)	$98,528
Consumer junior lien and lines of credit	38,132	10.1	34,636	(2.4)	35,494	(11.9)	40,290	(11.8)	45,669
Total consumer	143,146	3.6	138,209	6.9	129,284	1.8	127,057	(11.9)	144,197

Commercial first lien	56,300	(3.7)	58,466	(3.9)	60,809	10.3	55,130	20.9	45,600
Commercial junior liens and lines of credit	5,663	(4.6)	5,939	(12.6)	6,794	(13.4)	7,846	(28.8)	11,025
Total commercial	61,963	(3.8)	64,405	(4.7)	67,603	7.3	62,976	11.2	56,625
Total residential real estate 1-4 family	205,109	1.2	202,614	2.9	196,887	3.6	190,033	(5.4)	200,822

Residential real estate construction
Consumer purpose	1,627	(58.9)	3,960	21.7	3,255	135.7	1,381	(27.2)	1,897
Commercial purpose	8,088	(5.5)	8,559	(29.7)	12,177	(38.8)	19,901	(74.4)	77,660
Total residential real estate construction	9,715	(22.4)	12,519	(18.9)	15,432	(27.5)	21,282	(73.2)	79,557

Commercial real estate	326,482	(0.9)	329,373	(9.5)	363,874	1.4	358,974	18.0	304,195
Commercial	179,071	5.1	170,327	2.2	166,734	(8.7)	182,694	24.6	146,672
Total commercial	505,553	1.2	499,700	(5.8)	530,608	(2.0)	541,668	20.1	450,867
Consumer	6,154	(28.3)	8,580	(19.5)	10,652	(20.7)	13,427	(22.8)	17,396
Total loans	726,531	0.4	723,413	(4.0)	753,579	(1.7)	766,410	2.4	748,642
Less: Allowance for loan losses	(9,111)	(6.1)	(9,702)	(6.5)	(10,379)	6.7	(9,723)	10.5	(8,801)
Net loans	$717,420	0.5	$713,711	(4.0)	$743,200	(1.8)	$756,687	2.3	$739,841

Residential real estate:  This category is comprised of consumer purpose loans secured by residential real estate and to a lesser extent, commercial purpose loans secured by residential real estate.  The consumer purpose category represents traditional residential mortgage loans and home equity products (primarily junior liens and lines of credit). Total residential real estate loans increased over 2013 as the result of an increase in residential first lien mortgages.  The Bank retained more consumer mortgages in its portfolio in 2014 than in 2013. The loans that were retained were identified as part of a selective retention program designed to hold mortgages the Bank believes will have a shorter than average life. The Bank expects to continue the selective retention program in 2015 and for this balance to increase in 2015. In 2014, the Bank originated $21.4 million in mortgages, including approximately $8.9 million for a fee through a third party brokerage agreement. The Bank does not originate or hold any loans that would be considered sub-prime or Alt-A, and does not generally originate mortgages outside of its primary market area. The Bank expects 2015 activity to be primarily purchase money mortgages.

Home equity lending picked up in 2014 and as a result both the ending and average balance of this product increased in 2014.  The majority of the home equity production in 2014 was in the line-of-credit product that offers a variable rate and was offered with promotional pricing during the year. However, line-of-credit originations do not always result in a dollar for dollar increase in new balances. Despite low rates, the Bank expects that home equity lending will not pick up significantly in 2015.

Commercial purpose loans in this category represent loans made for various business needs, but are secured with residential real estate. In addition to the real estate collateral, it is possible that additional security is provided by personal guarantees or UCC filings. These loans are underwritten as commercial loans and are not originated to be sold.

Residential real estate construction:  The largest component of this category represents loans to residential real estate developers of $8.1 million, while loans for individuals to construct personal residences totaled $1.6 million at December 31, 2014.  This category continued to decline again in 2014 as the residential real estate market for new construction is still slow. The Bank’s exposure to residential construction loans is concentrated primarily in south central Pennsylvania. Real estate construction loans, especially land development loans, frequently provide an interest reserve in order to assist the developer during the development stage when minimal cash flow is generated. All real estate construction loans are underwritten in the same manner, regardless of the use of an interest reserve. At December 31, 2014, the Bank had $9.4 million in residential real estate construction loans funded with an interest reserve and capitalized $25 thousand of interest from these reserves on active projects in 2014. Real estate construction loans are monitored on a regular basis by either an independent third party inspector or the assigned loan officer depending on loan amount or complexity of the project. This monitoring process includes at a minimum, the submission of invoices and AIA documents of costs incurred by the borrower, on-site inspections, and a signature by the assigned loan officer for disbursement of funds.

Commercial loans: Commercial loans continue to be the largest loan category on the balance sheet; however, these loans increased 1.2% compared to the end of 2013. In 2014, the Bank approved approximately $124 million in commercial loans and commitments with approximately $109 million in new money advances. Low rates continue to make variable rate loans attractive to borrowers. However, in today’s low rate environment, the extremely low rates squeeze loan profitability. The competition for good quality loans continues to be strong with the best customers able to attract multiple offers. In addition, where the Bank was able to book new loans with rate floors in prior years, the competitive environment has seen the use of rate floors more difficult to obtain.  The Bank offers competitive products, but believes it is not always in the best long-term interest of the Bank to match every competitive offer; therefore, it is likely that the Bank will lose some balances due solely to pricing.

Commercial real estate (CRE): This category includes commercial, industrial, farm and agricultural loans, where real estate serves as the primary collateral for the loan. This loan category decreased by $2.9 million over the prior year. The decreases in 2014 were not centered on any one type of commercial real estate and both the originated and purchased loan portfolios declined. The largest sectors (by collateral) in CRE are: land development ($40.5 million), office buildings ($38.8 million), hotel and motel ($34.8 million), and farm land ($34.7 million).

Commercial (C&I): This category includes commercial, industrial, farm, agricultural, and municipal loans. Collateral for these loans may include business assets or equipment, personal guarantees, or other non-real estate collateral. C&I loans increased $8.7 million over the 2013 ending balance, primarily tax free municipal loans.  The largest sectors (by industry) are: retail trade ($54.4 million), construction ($53.2 million), accommodation and food services ($42.0 million), agriculture ($39.6 million) and health care ($35.8 million).

The Bank is active in its market in pursuing commercial lending opportunities, but supplements in-market growth with purchased loan participations. The Bank purchases commercial loan participations in an effort to increase its commercial lending and diversify its loan mix, both geographically and by industry sector.  Purchased loans are originated primarily within the south central Pennsylvania market and are purchased from only a few select counter parties. These loans usually represent an opportunity to participate in larger credits that are not available in market, with the benefit of lower origination and servicing costs.  In 2014, the Bank purchased $14.4 million of loan participations and commitments. The amount purchased in 2014 is less than the amount of participations purchased in 2013.  At December 31, 2014, the Bank held $127.1 million in purchased loan participations in its portfolio compared to $109.7 million at the prior year-end. When the Bank is not the lead bank in the loan participation, it often sees these loans payoff unexpectedly and with no input from the Bank about refinancing options. The Bank expects that commercial lending will continue to be the primary area of loan growth in the future via in-market and loan participation activity: however, it does not expect loan production to be substantially higher in 2015. To enhance these growth opportunities, the Bank continues to partner with two Small Business Development Centers at local universities and is a designated Small Business Administration lender.

Consumer loans: This category is comprised of direct, indirect (automobile), unsecured personal lines of credit, and continues to show a downward trend in outstanding balances. This category declined by $2.4 million from 2013. Most of the decrease occurred in the indirect lending portfolio. The Bank’s indirect lending portfolio was almost completely paid off at year-end 2014, down from $1.4 million at year-end 2013. The Bank exited this line of business in the first quarter of 2010 and no new originations have been booked since then.  This portfolio also contains $3.8 million of unsecured personal lines of credit and this balance is virtually unchanged from the prior year-end. With exiting the indirect lending business, the unwillingness of consumers to increase their debt, and the highly price competitive nature of consumer lending, the consumer portfolio is expected to continue to run-down throughout 2015.

Table 11. Maturities and Interest Rate Terms of Selected Loans

The following table presents the stated maturities (or earlier call dates) of selected loans as of December 31, 2014.  Residential mortgage and consumer loans are excluded from the presentation.

	Less than		Over
(Dollars in thousands)	1 year	1-5 years	5 years	Total
Loans:
Residential real estate construction	$8,682	$452	$581	$9,715
Commercial real estate	43,636	71,451	211,395	326,482
Commercial	55,504	46,791	76,776	179,071
	$107,822	$118,694	$288,752	$515,268

Loans with fixed and variable interest rates at December 31, 2014 are shown below:

	Less than		Over
(Dollars in thousands)	1 year	1-5 years	5 years	Total
Loans with fixed rates	$8,682	$39,134	$10,560	$58,376
Loans with variable rates	99,140	79,560	278,192	456,892
	$107,822	$118,694	$288,752	$515,268

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

Watch list loans exhibit financial weaknesses that increase the potential risk of default or loss to the Bank. However, inclusion on the watch list, does not by itself, mean a loss is certain. The watch list includes both performing and nonperforming loans. Watch list loans totaled $40.5 million at year-end, approximately half of the $76.3 million watch list at the prior year-end. The watch list is comprised of $17.9 million rated 6, and $22.5 million rated 7. Loans rated 7 have declined by $34.8 million since year-end 2013.   The Bank has no loans rated 8 (Doubtful) or 9 (Loss). The composition of the watch list loans, by primary collateral, is shown in Note 6 of the accompanying financial statements and includes all those loans rated lower than “pass”. Included in the 2014 substandard loan total is $12.3 million of nonaccrual loans compared to $24.6 million one year earlier. Of the nonaccrual loans, the most significant nonaccrual loans are reported on Table 13.  The Bank’s Loan Management Committee reviews these loans and risk ratings on a quarterly basis in order to proactively identify and manage problem loans. In addition, a committee meets monthly to discuss possible workout strategies for OREO and all credits rated 7 or worse. Management also tracks other commercial loan risk measurements including high loan to value loans, concentrations, participations and policy exceptions and reports these to the Credit Risk Oversight Committee of the Board of Directors. The Bank also uses a third-party consultant to assist with internal loan review with a goal of reviewing 60% of commercial loans each year. The FDIC defines certain supervisory loan-to-value lending limits.  The Bank’s internal loan–to-value limits are all equal to, or have a lower loan-to-value limit, than the supervisory limits.  At December 31, 2014, the Bank had loans of $14.5 million that exceeded the supervisory limit.

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

Loan quality has improved during 2014, as measured by the balance of nonperforming loans reported in Table 12. Nonperforming loans have decreased by $12.6 million with the majority of the decrease coming in nonaccrual commercial real estate loans. Table 13 identifies the most significant loans in nonaccrual status. These six nonaccrual loans account for 83% of the total nonaccrual balance. During 2014, the primary changes to the significant nonaccrual list were payoffs of approximately $2.9 million and a return to accrual status of approximately $7.4 million. Credit 4 on Table 13 was the most significant credit added to nonaccrual status in 2014. Also included in the nonaccrual total are $2.0 million of loans classified as troubled debt restructurings (TDR), including credit 3 on Table 13.  A TDR loan is maintained on nonaccrual status until a satisfactory repayment history is established. In 2014, the Bank returned a $7.4 million nonaccrual TDR loan to accrual status; however, this loan remains classified as a TDR. All of the Bank’s TDR loans are in compliance with the modified terms except one, credit 3 on Table 13. All loans on the watch list that are not on nonaccrual or past due 90 days more are considered potential problem loans. Potential problem loans at December 31, 2014 totaled $27.8 million compared to $51.0 million at December 31, 2013.

The following table presents a five year summary of nonperforming assets as of December 31 of each year:

Table 12. Nonperforming Assets

	December 31
(Dollars in thousands)	2014	2013	2012	2011	2010

Nonaccrual loans
Residential real estate 1-4 family
First liens	$1,124	$2,599	$3,584	$1,749	$691
Junior liens and lines of credit	169	107	758	282	122
Total	1,293	2,706	4,342	2,031	813
Residential real estate construction	931	538	557	-	6,500
Commercial real estate	8,430	19,001	28,659	14,278	13,003
Commercial	1,637	2,398	2,836	1,447	1,668
Consumer	-	-	-	-	-
Total nonaccrual loans	12,291	24,643	36,394	17,756	21,984

Loans past due 90 days or more and still accruing
Residential real estate 1-4 family
First liens	165	302	120	2,516	1,093
Junior liens and lines of credit	-	41	112	301	833
Total	165	343	232	2,817	1,926
Residential real estate construction	-	-	-	121	911
Commercial real estate	140	207	-	1,627	2,343
Commercial	-	44	315	100	244
Consumer	17	10	16	107	125
Total loans past due 90 days or more and still accruing	322	604	563	4,772	5,549
Total nonperforming loans	12,613	25,247	36,957	22,528	27,533
Repossessed assets	-	-	-	6	-
Other real estate owned	3,666	4,708	5,127	3,224	618
Total nonperforming assets	$16,279	$29,955	$42,084	$25,758	$28,151

Nonperforming loans to total gross loans	1.74%	3.49%	4.90%	2.94%	3.68%
Nonperforming assets to total assets	1.63%	3.04%	4.10%	2.60%	2.96%
Allowance for loan losses to nonperforming loans	72.23%	38.43%	28.08%	43.16%	31.97%

The following table provides information on the most significant nonaccrual loans as of December 31, 2014.

Table 13. Significant Nonaccrual Loans

December 31, 2014
(Dollars in thousands)
		ALL	Nonaccrual	TDR			Last
	Balance	Reserve	Date	Status	Collateral	Location	Appraisal(1)

Credit 1 - Commercial real estate	$3,040	$-	Dec-10	N	1st lien on 90 acres undeveloped commercial real estate	PA	Nov-14
							$5,855

Credit 2 - Residential real estate and commercial real estate	864	-	Aug-11	N	1st lien on commercial and residential properties and 70 acres of farm land	PA	Aug-14
							$1,290

Credit 3 - Residential real estate	1,985	-	Mar-12	Y	1st and 2nd liens on commercial real estate, residential real estate and business assets	PA	Oct-14
							$3,895

Credit 4 - Commercial real estate	1,756	-	Dec-14	N	Hotel and entertainment complex	PA	Feb-14
							$4,007

Credit 5 - Commercial / commercial real estate	1,831	162	Mar-13	N	Liens on land, commercial and residential real estate and business assets	PA	Sep-14
							$2,965

Credit 6 - Commercial real estate	729	-	Mar-14	N	1st lien on commercial real estate	PA	Jun-13
							$1,550
	$10,205	$162

(1) Appraisal value, as reported, does not reflect the pay-off of any senior liens or the cost to liquidate the collateral, but does reflect only the Bank’s share of the collateral if it is a participated loan.

Credit 1 has been charged down by $3.5 million since being placed on nonaccrual due to declining appraisal values. However, a December 2014 appraisal showed a significant increase in value.  This credit is part of a participated loan and the lead bank has begun foreclosure action. One piece of residential real estate collateral for Credit 2 has been sold and is expected to settle in the first quarter of 2015.  All other real estate is listed for sale except the commercial real estate that is used for business operations.  The Bank is reviewing this credit as a possible TDR. The Bank is reviewing a possible troubled debt restructuring for this credit.  Credit 3 is a TDR that is not performing in accordance with the modified terms. Credit 4 is a new nonaccrual in 2014. The property is being operated as part of an estate liquidation.  Credit 5 reflects a $549 thousand charge-off in the third quarter of 2014 and the borrower and guarantor have filed bankruptcy. Credit 6 is performing under a forbearance agreement with the Bank and a foreclosure complaint has been filed.

In addition to monitoring nonaccrual loans, the Bank also closely monitors impaired loans and troubled debt restructurings (TDR).  A loan is considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all interest and principal payments due according to the originally contracted terms of the loan agreement.  Nonaccrual loans (excluding consumer purpose loans) and TDR loans are considered impaired. For impaired loans with balances less than $250 thousand and consumer purpose loans, a specific reserve analysis is not performed and these loans are added to the general allocation pool.  In accordance with financial accounting standards, TDR loans are always considered impaired until they are paid-off.  However, an impaired TDR loan can be a performing loan.  Impaired loans totaled $26.6 million at year-end compared to $30.9 million at December 31, 2013. Included in the impaired loan total are $17.0 million of TDR loans. Note 6 of the accompanying financial statements provides additional information on the composition of the impaired loans, including the allowance for loan loss that has been established for impaired loans.

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

The Bank holds $3.7 million of other real estate owned (OREO), comprised of five properties compared to $4.7 million and eight properties one year earlier.  During 2014, the Bank recorded net losses on the sales of, or write-downs on OREO of $220 thousand that

is recorded in other income. The Bank also incurred $45 thousand in expense to hold and maintain OREO.   The following table provides additional information on significant other real estate owned properties.

Table 14. Other Real Estate Owned

December 31, 2014

(Dollars in thousands)	Date				Last
	Acquired	Balance	Collateral	Location	Appraisal

Property 1 (2 properties)	2011	$488	Unimproved and improved real estate for residential development - 1 tract with 23 acres	PA	Jan-14
					$585

Property 2	2012	2,758	1st, 2nd, and 3rd liens residential development land - 4 tracts with 196 acres	PA	Apr-14
					$2,950
		$3,246

At December 31, 2014, the Bank had $763 thousand of residential properties in the process of foreclosure compared to $1.1 million at the end of 2013.

Allowance for Loan Losses:

Management performs a monthly evaluation of the adequacy of the allowance for loan losses (ALL). The ALL is determined by segmenting the loan portfolio based on the loan’s collateral. The Bank further classifies the portfolio based on the primary purpose of the loan, either consumer or commercial.  When calculating the ALL, consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, historical charge-offs, the adequacy of the underlying collateral (if collateral dependent) and other relevant factors. The Bank begins enhanced monitoring of all loans rated 6 (OAEM) or worse, and obtains a new appraisal or asset valuation for any placed on nonaccrual and rated 7 (substandard) or worse. Management, at its discretion, may determine that additional adjustments to the appraisal or valuation are required.  Valuation adjustments will be made as necessary based on factors, including, but not limited to: the economy, deferred maintenance, industry, type of property/equipment, age of the appraisal, etc. and the knowledge Management has about a particular situation. In addition, the cost to sell or liquidate the collateral is also estimated and deducted from the valuation in order to determine the net realizable value to the Bank. When determining the allowance for loan losses, certain factors involved in the evaluation are inherently subjective and require material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans. Management monitors the adequacy of the allowance for loan losses on an ongoing basis and reports its adequacy quarterly to the Credit Risk Oversight Committee of the Board of Directors. Management believes that the allowance for loan losses at December 31, 2014 is adequate.

The analysis for determining the ALL is consistent with guidance set forth in generally accepted accounting principles (GAAP) and the Interagency Policy Statement on the Allowance for Loan and Lease Losses. The analysis has two components, specific and general allocations. The specific component addresses specific reserves established for impaired loans. A loan is considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all interest and principal payments due according to the originally contracted terms of the loan agreement.  Collateral values discounted for market conditions and selling costs are used to establish specific allocations for impaired loans. However, it is possible that as a result of the credit analysis, a specific reserve is not required for an impaired loan. The balance of impaired loans and the ALL for these loans declined in 2014. At December 31, 2013, $993 thousand of the ALL for impaired loans was on credit 5 in Table 13.  Due to a $549 thousand charge-off in 2014 on this credit, the specific ALL decreased significantly and the change in this credit accounts for the majority of the decrease in total ALL for impaired loans. Note 6 of the accompanying financial statements provides additional information about the ALL established for impaired loans.

The general allocation component addresses the reserves established for pools of homogenous loans. The general component includes a quantitative and qualitative analysis. When calculating the general allocation, the Bank segregates its loan portfolio into the following sectors based primarily on the type of supporting collateral:  residential real estate, commercial, industrial or agricultural real estate; commercial and industrial (C&I non-real estate), and consumer.  The residential real estate sector is further segregated by first lien loans, junior liens and home equity products, and residential real estate construction.  The historical loss experience factor for the general allocation was 1.00% of gross loans at December 31, 2014, compared to 0.99% at the prior year-end.  The quantitative analysis uses the Bank’s eight quarter rolling historical loan loss experience adjusted for factors derived from current economic and market conditions that have been determined to have an effect on the probability and magnitude of a loss. The qualitative analysis utilizes a risk matrix that incorporates qualitative and environmental factors such as: loan volume, management, loan review process, credit concentrations, competition, and legal and regulatory issues. These factors are each risk rated from minimal to high risk and in total can add up to a qualitative factor of 37.5 basis points. At December 31, 2014, the qualitative factor was 21.5 basis points, a slight increase from the prior year-end. These factors are determined on the basis of Management’s observation, judgment and experience.

Real estate appraisals and collateral valuations are an important part of the Bank’s process for determining potential loss on collateral dependent loans and thereby have a direct effect on the determination of loan reserves, charge-offs and the calculation of the allowance for loan losses.  As long as the loan remains a performing loan, no further updates to appraisals are required. If a loan or relationship migrates to nonaccrual and a risk rating of 7 or worse, an evaluation for impairment status is made based on the current information available at the time of downgrade and a new appraisal or collateral valuation is obtained. We believe this practice complies with the regulatory guidance dated December 12, 2010.

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

The following table shows, by loan segment, the activity in the ALL, the amount of the allowance established in each category and the loans that were evaluated for the ALL under a specific reserve (individually) and those that were evaluated under a general reserve (collectively) as of December 31, 2014.

Table 15. Allowance by Loan Segment

					Commercial
(Dollars in thousands)	Residential Real Estate 1-4 Family				Industrial &	Commercial
		Junior Liens &			Agricultural	Industrial &
	First Liens	Lines of Credit	Construction		Real Estate	Agricultural	Consumer	Total

Allowance at December 31, 2013	$1,108	$278		$291	$5,571	$2,306	$148	$9,702
Charge-offs	(291)	-		(41)	(408)	(644)	(189)	(1,573)
Recoveries	21	-		-	50	65	82	218
Provision	387	56		(24)	204	46	95	764
Allowance at December 31, 2014	$1,225	$334		$226	$5,417	$1,773	$136	$9,111

Allowance established for loans evaluated:
Individually	$-	$-	$		$60	$171	$-	$231
Collectively	1,225	334		226	5,357	1,602	136	8,880
Allowance at December 31, 2014	$1,225	$334		$226	$5,417	$1,773	$136	$9,111

Loans evaluated for allowance:
Individually	$1,171	$51		$931	$22,307	$1,298	$-	$25,758
Collectively	160,143	43,744		8,784	304,175	177,773	6,154	700,773
Total	$161,314	$43,795		$9,715	$326,482	$179,071	$6,154	$726,531

The following table shows the allocation of the allowance for loan losses by loan category as of December 31 for each of the past five years.

Table 16. Allocation of the Allowance for Loan Losses

(Dollars in thousands)	2014		2013		2012		2011		2010
		% of		% of		% of		% of		% of
	Balance	Allowance	Balance	Allowance	Balance	Allowance	Balance	Allowance	Balance	Allowance
Residential real estate 1-4 family
First liens	$1,225	13	$1,108	11	$913	9	$1,049	11	$600	7
Junior liens and lines of credit	334	4	278	3	306	3	308	3	352	4
Total	1,559	17	1,386	14	1,219	12	1,357	14	952	11
Residential real estate construction	226	2	291	3	899	9	1,222	13	2,596	29
Commercial real estate	5,417	59	5,571	57	6,450	62	5,257	54	3,358	38
Commercial	1,773	19	2,306	24	1,620	16	1,651	17	1,578	18
Consumer	136	1	148	2	191	2	236	2	317	4
	$9,111	100	$9,702	100	$10,379	100	$9,723	100	$8,801	100

The allocation of the allowance for loan losses is based on estimates and is not intended to imply limitations on the usage of the allowance. The entire allowance is available to absorb any losses without regard to the category in which the loan is classified.

The percentage of the loans in each category to total gross loans as of December 31 for each of the past five years:

	2014	2013	2012	2011	2010
Residential real estate 1-4 family
First liens	22%	22%	21%	19%	19%
Junior liens and lines of credit	6%	6%	6%	6%	8%
Total	28%	28%	27%	25%	27%
Residential real estate construction	1%	2%	2%	3%	11%
Commercial real estate	45%	45%	48%	47%	40%
Commercial	25%	24%	22%	24%	20%
Consumer	1%	1%	1%	1%	2%
	100%	100%	100%	100%	100%

The Bank added $764 thousand to the ALL through the provision for loan loss expense in 2014 compared to $2.9 million in the prior year. Net charge-offs totaled $1.4 million for the year, exceeding the provision expense, and as a result the ALL decreased $591 thousand. The net loan charge-off ratio decreased to 0.19% for the year compared to 0.49% for the prior year and the ALL coverage ratio decreased slightly to 1.25% from 1.34% at the prior year-end.

Charged-off loans usually result from: (1) a borrower being legally relieved of loan repayment responsibility through bankruptcy, (2) insufficient proceeds from the sale of collateral to repay a loan; or (3) the borrower and/or guarantor does not own other marketable assets that, if sold, would generate sufficient sale proceeds to repay a loan.

The Bank recorded net loan charge-offs of $1.4 million in 2014, $2.2 million less than in 2013, and was the third straight year of a decline in net charge-offs. Nearly every loan category showed a decline in gross charge-offs for 2014. The two commercial loan categories accounted for 67% of the gross charge-offs in 2014.   The most significant charge-off totaled $549 thousand and was on credit 5 in Table 13.

Table 17. Historical Allowance for Loan Losses

	December 31
(Dollars in thousands)	2014	2013	2012	2011	2010

Balance at beginning of year	$9,702	$10,379	$9,723	$8,801	$8,937
Charge-offs:
Residential real estate 1-4 family
First liens	(291)	(547)	(251)	(324)	(107)
Junior liens and lines of credit	-	(45)	(71)	(202)	(165)
Total	(291)	(592)	(322)	(526)	(272)
Residential real estate construction	(41)	-	-	(2,352)	(982)
Commercial real estate	(408)	(2,855)	(3,298)	(3,817)	(1,736)
Commercial	(644)	(363)	(861)	(115)	(232)
Consumer	(189)	(162)	(236)	(237)	(452)
Total charge-offs	(1,573)	(3,972)	(4,717)	(7,047)	(3,674)

Recoveries:
Residential real estate 1-4 family
First liens	21	13	1	30	19
Junior liens and lines of credit	-	-	25	10	10
Total	21	13	26	40	29
Residential real estate construction	-	-	-	-	53
Commercial real estate	50	203	13	306	18
Commercial	65	100	21	11	61
Consumer	82	59	88	88	142
Total recoveries	218	375	148	445	303
Net charge-offs	(1,355)	(3,597)	(4,569)	(6,602)	(3,371)
Provision for loan losses	764	2,920	5,225	7,524	3,235
Balance at end of year	$9,111	$9,702	$10,379	$9,723	$8,801

Ratios:
Net charge-offs/average gross loans	0.19%	0.49%	0.60%	0.86%	0.45%
Net charge-offs/provision for loan losses	177.36%	123.18%	87.44%	87.75%	104.20%
ALL as a percentage of loans	1.25%	1.34%	1.38%	1.27%	1.18%

Goodwill:

The Bank has $9.0 million of goodwill recorded on its balance sheet as the result of corporate acquisitions.  Goodwill is not amortized, nor deductible for tax purposes.   However, goodwill is tested for impairment at least annually in accordance with ASC Topic 350.   Goodwill was tested for impairment as of August 31, 2014. The impairment test was conducted following the step-one test under ASC Topic 350 rather than the qualitative assessment permitted under ASU 2011-08. The Corporation chose not to use the qualitative assessment method for the August 31, 2014 test primarily due to the fact that the Corporation’s stock price is trading below its book value. The Corporation uses several different weighted methods to determine the fair value of the reporting unit under the step-one test, including a dividend analysis, comparable sale transactions, and change of control premium estimates. If the step-one test fails, a more comprehensive step-two test is performed before a final determination of impairment is made. If goodwill is determined to be impaired, an impairment write-down is charged to results of operations in the period in which the impairment is determined.  As a result of the step-one test, the estimated fair value of the Corporation exceeded its carrying value by approximately 37% (compared to 12% in 2013) and Management determined goodwill was not impaired.  The increase in the valuation excess compared to 2013 is primarily the result of an increase in the Corporation’s stock price during 2014 and improved financial performance. At December 31, 2014, Management subsequently considered certain qualitative factors affecting the Corporation and determined that it was not likely that the results of the prior test had changed and it determined that goodwill was not impaired at year-end. For more information on Goodwill refer to Note 8 of the accompanying financial statements.

Deposits:

The Bank depends on deposits generated by its community banking offices as its primary source of funds.  The Bank offers numerous deposit products including demand deposits (noninterest and interest-bearing accounts), savings, money management accounts, and time deposits (certificates of deposits/CDs). Table 18 shows a comparison of the major deposit categories over a five-year period, including balances and the percentage change in balances year-over-year. Table 3 presented previously, shows the average balance of the major deposit categories and the average cost of these deposits over a three year period. In January 2013, the Bank introduced a fully FDIC insured product that is available as either a demand deposit account or as an interest-bearing checking account.

Table 18. Deposits

	December 31
(Dollars in thousands)	2014		2013		2012		2011		2010
		%		%		%		%
	Balance	Change	Balance	Change	Balance	Change	Balance	Change	Balance
Noninterest-bearing checking	$136,910	12.6	$121,565	(1.7)	$123,623	18.6	$104,245	15.4	$90,317
Interest-bearing checking	194,992	8.1	180,450	33.2	135,454	15.3	117,479	13.0	103,918
Money management	388,043	4.8	370,401	(2.5)	380,079	16.5	326,219	12.6	289,763
Savings	62,637	5.5	59,394	3.9	57,165	10.5	51,728	7.5	48,138
Retail time deposits	92,973	(14.1)	108,283	(15.3)	127,861	(13.3)	147,479	(8.6)	161,399
Brokered time deposits	5,626	(0.1)	5,631	(88.8)	50,258	23.1	40,836	0.1	40,796
Total deposits	$881,181	4.2	$845,724	(3.3)	$874,440	11.0	$787,986	7.3	$734,331

Noninterest-bearing checking:  Noninterest-bearing demand deposit accounts represent a very valuable funding source to the Bank. The category increased by 12.6 % in 2014 with the increase occurring primarily in the small business checking product and municipal checking accounts.

Interest-bearing checking: This category saw an increase in both the ending and average balance for the year compared to prior year end. The growth in this category occurred primarily in the new fully-insured interest-bearing checking account that was introduced in 2013.  This account attracted commercial and large dollar accounts that lost the full FDIC insurance at the end of 2013. In addition, the Bank actively moved the majority of its Repo accounts into this fully-insured product.

Money management:  This category showed an increase from the prior year.  The increase was in the fully-insured money market account introduced in 2013, which was partially offset by decreases in commercial and municipal accounts.

Savings:  Savings accounts increased 5.5% during the year and represents the sixth consecutive year of growth. Retail savings accounts, IRA savings and health savings accounts accounted for the largest growth categories within this product.

Time deposits:  Retail time deposits have declined for the fifth consecutive year. Retail time deposits greater than $100 thousand totaled $24.0 million compared to $25.9 million at year-end 2013.  Consumers do not seem to be inclined to invest in longer maturity deposits as they want more liquid accounts and are afraid of missing out on the opportunity to take advantage of rising rates, whenever that may occur. As a result of this sentiment, the Bank has seen some maturing CDs migrate to the Money Management product and new CDs being written for short-terms. In 2015, 61% of the Bank’s retail CDs will mature.

At year-end 2014 the Bank had $5.6 million placed into the CDARS program that allows the Bank to offer full FDIC coverage to large depositors, but with the convenience to the customer of only having to deal with one bank.  The Bank solicits these deposits from within its market and it believes they present no greater risk than any other local deposit. However, regulatory guidance requires that these deposits be classified as brokered deposits. The Bank had no wholesale brokered CDs at year-end.

The Bank continues to review different methods of funding growth that include traditional deposits and other wholesale sources. Competition from other local financial institutions, internet banks and brokerages will continue to be a challenge for the Bank in its efforts to attract new and retain existing deposit accounts.  This competition is not expected to lessen in the future.

The following table shows the maturity of outstanding time deposits of $100,000 or more at December 31, 2014:

Table 19. Time Deposits of $100,000 or More

	Retail	Brokered	Total
(Dollars in thousands)	Time Deposits	Time Deposits	Time Deposits
Maturity distribution:
Within three months	$4,980	$2,015	$6,995
Over three through six months	5,431	244	5,675
Over six through twelve months	5,007	2,770	7,777
Over twelve months	8,574	356	8,930
Total	$23,992	$5,385	$29,377

Borrowings:

Short-term Borrowings:  In addition to deposits, the Bank uses securities sold under repurchase agreements (Repo), which are accounted for as collateralized financings, and borrowings from FHLB as additional funding sources. The Bank enters into Repo agreements as part of a cash management product offered to commercial and municipal customers. These are overnight borrowings by the Bank that are collateralized with U.S. Government and U.S. Agency securities. During 2014, the Bank continued to close existing Repo accounts and move these accounts into a fully-insured sweep deposit product. At the end of 2014, the Bank had one remaining Repo account and it was closed on January 2, 2015. By moving accounts out of the Repo, the Bank can free up its investment collateral and improve its liquidity position by having less pledged collateral.

Short-term borrowings from the FHLB are in the form of a revolving term commitment. The short-term FHLB borrowings are used as overnight borrowings to fund the short-term liquidity needs of the Bank.  These borrowings reprice on a daily basis and the interest rate fluctuates with short-term market interest rates. At December 31, 2014, the available amount on this line of credit was $35.0 million.   The following table resents information about the Bank’s  Repo product and short-term borrowings.

Table 20. Securities Sold Under Agreements to Repurchase

(Dollars in thousands)	2014	2013	2012
	Repurchase	Repurchase	Repurchase
	Agreements	Agreements	Agreements
Ending balance	$9,079	$23,834	$42,209
Average balance	8,539	32,407	51,558
Maximum month-end balance	17,755	52,880	57,279
Weighted-average interest rate	0.15%	0.15%	0.15%

Long-term Debt:    During 2014, the Bank prepaid its remaining advances with FHLB.  The advances had above market interest rates and the Bank achieved a better return by incurring the prepayment penalties of $182 thousand, using low-rate cash to pay-off the advances. See Note 10 of the accompanying consolidated financial statements for more information.

Shareholders’ Equity:

Shareholders’ equity increased $8.1 million to $103.5 million at December 31, 2014. The Corporation added $5.6 million to retained earnings after declaring $2.8 million in dividends.  The Dividend Reinvestment Plan (DRIP) added $923 thousand in new capital during 2014.   The Corporation declared regular cash dividends per share of $0.68 in both 2014 and 2013. The increase in net income reduced the dividend payout ratio to 33.9% in 2014 compared to 45.1% in 2013. An improvement in the fair value of securities helped to increase accumulated other comprehensive income, and capital, by $1.6 million during the year. The Corporation made no repurchases of its stock in 2014 or 2013.

The Board of Directors has in the past authorized the repurchase of the Corporation’s $1.00 par value common stock. The repurchased shares can be held as treasury shares available for issuance in connection with future stock dividends and stock splits, employee benefit plans, executive compensation plans, the Dividend Reinvestment Plan and other appropriate corporate purposes. The term of the repurchase plans is normally one year. For additional information on Shareholders’ Equity refer to Note 17 of the accompanying consolidated financial statements.  There was no stock repurchase plan in place during 2014.

The Corporation’s dividend reinvestment plan (DRIP) allows for shareholders to purchase additional shares of the Corporation’s common stock by reinvesting cash dividends paid on their shares or through optional cash payments.  The Corporation has authorized common stock to be issued under the amended plan.  During 2014, 45,864 shares of common stock were purchased through the dividend reinvestment plan at a value of $923 thousand and 692,340 shares remain to be issued.

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

Current regulatory capital guidelines call for a minimum leverage ratio of 4.0% and minimum Tier 1 and total capital ratios of 4.0% and 8.0%, respectively.  Well-capitalized banks are determined to have leverage capital ratios greater than or equal to 5.0% and Tier 1 and total capital ratios greater than or equal to 6.0% and 10.0%, respectively.  Table 21 presents the capital ratios for the consolidated Corporation at December 31, 2014, 2013 and 2012.  At year-end 2014, the Corporation and its banking subsidiary exceeded all regulatory capital requirements. The Corporation is not aware of any future events or transactions, outside its control, that are expected to significantly affect its capital position.  The Bank did not participate in the Troubled Asset Relief Program (TARP) established by the Emergency Economic Stabilization Act of 2008 (EESA) that was designed to provide capital injections to banks through the purchase of preferred stock, and it did not participate in the Small Business Lending Fund created in 2011.

In July 2013, Federal banking regulators approved the final rules from the Basel Committee on Banking Supervision for the regulation of capital requirements for U.S banks, generally referred to as “Basel III.”  Basel III imposes significantly higher capital requirements and more restrictive leverage and liquidity ratios than those currently in place.  The capital ratios to be considered “well capitalized” under Basel III are: common equity of 6.5%, Tier 1 leverage of 5%, Tier 1 risk-based capital of 8%, and Total Risk-Based capital of 10%.  The common equity ratio is a new capital ratio under Basel III and the Tier 1 risk-based capital ratio of 8% has been increased from 6%. In addition, a capital conservation buffer of 2.5% above the minimum capital ratios is required to avoid any capital distribution restrictions.  Certain components of the new capital requirements are effective January, 2015 with others being phased in through January 1, 2019.  As of December 31, 2014, the Management believes that the Bank would remain “well capitalized’ under the new rules.

For additional information on capital adequacy refer to Note 2 of the accompanying consolidated financial statements.

The following table provides information on the Corporation’s capital ratio.

Table 21. Capital Ratios

	December 31
	2014	2013	2012
Total risk-based capital ratio	15.49%	14.24%	12.60%
Tier 1 risk-based capital ratio	14.19%	12.97%	11.36%
Tier 1 leverage ratio	9.69%	9.14%	8.29%

Local Economy

The Corporation’s primary market area includes Franklin, Fulton, Cumberland and Huntingdon County, PA.  This area is diverse in demographic and economic makeup.  County populations range from a low of approximately 15,000 in Fulton County to over 241,000 in Cumberland County. Unemployment in the Bank’s market area has improved during 2014 and ranges from a low of 3.6% in Cumberland County to high of 5.8% in Fulton County.  The market area has a diverse economic base and local industries include, warehousing, truck & rail shipping centers, light and heavy manufacturers, health-care, higher education institutions, farming and agriculture, and a varied service sector.  The Corporation’s primary market area is located in south central Pennsylvania and provides easy access to the major metropolitan markets on the east coast via trucking and rail transportation. Because of this, warehousing and distribution companies continue to find the area attractive. The local economy is not overly dependent on any one industry or business and Management believes that the Bank’s primary market area continues to be well suited for growth as the recession eases.  The following provides selected economic data for the Bank’s primary market:

Economic Data

	December 31
	12/31/2014	12/31/2013
Unemployment Rate (seasonally adjusted)
Market area range (1)	3.6 - 5.8%	5.6 - 9.2%
Pennsylvania	5.1%	7.3%
United States	5.8%	6.7%

Housing Price Index - year over year change
PA, nonmetropolitan statistical area	0.5%	1.3%
United States	5.7%	4.6%

Franklin County Building Permits - year over year change
Residential, estimated	32.7%	18.2%
Multifamily, estimated	157.8%	-68.5%

(1) Franklin, Cumberland, Fulton and Huntingdon Counties

Unlike many companies, the assets and liabilities of the Corporation are financial in nature. As such, interest rates and changes in interest rates may have a more significant effect on the Corporation’s financial results than on other types of industries. Because of this, the Corporation watches the actions of the Federal Reserve Open Market Committee (FOMC) as it makes decisions about interest rate changes and monetary policy.  The FOMC continues to hold short-term rates at historic lows.  Initially, the Federal Reserve said it wouldn’t raise interest rates until the U.S. economy was on sustainable economic footing.  Many take this to mean a jobless rate of 6.5% and inflation of 2.5%.  The unemployment rate is already below the 6.5% target and U.S. inflation is near 1.5%.  At the same time, there is more to the U.S. economy than those two indicators.  It’s quite possible the U.S. economy will hit those targets in early 2015 and the Fed chooses not to raise interest rates because it believes there is too much uncertainty.  The Federal Reserve will announce on March 18, 2015 whether or not it will raise interest rates from zero.  If the Federal Reserve decides the economy is on the right path and raises interest rates sooner than expected, it’s quite possible the stock market will go through a short-term correction.  An increase of 50 basis points could shock the system and negatively impact the broader economy—making it more difficult for people and businesses to borrow and lend.  Maintaining the current ultra-low levels would signal there is still work to be done and that rates will probably not rise until later in 2015.

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

Historically, the Corporation has satisfied its liquidity needs from earnings, repayment of loans and amortizing investment securities, maturing investment securities, loan sales, deposit growth and its ability to access existing lines of credit.  All investment securities are classified as available for sale; therefore, securities that are not pledged as collateral for borrowings are an additional source of readily available liquidity, either by selling the security or, more preferably, to provide collateral for additional borrowing. At December 31, 2014, the Bank had approximately $92 million (fair value) in its investment portfolio pledged as collateral for deposits and Repos.  Another source of available liquidity for the Bank is a line of credit with the FHLB.  At December 31, 2014, the Bank had approximately $35 million available on this line of credit and $16 million of unsecured lines of credit at correspondent banks.

The FHLB system has always been a major source of funding for community banks. There are no indicators that lead the Bank to believe the FHLB will discontinue its lending function or restrict the Bank’s ability to borrow.  If either of these events were to occur, it would have a negative effect on the Bank and it is unlikely that the Bank could replace the level of FHLB funding in a short time.

The Bank has established credit at the Federal Reserve Discount Window and as of year-end had the ability to borrow approximately $29 million.

Off Balance Sheet Commitments

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk.  These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet loans and lines of credit.  Because these unfunded instruments have fixed maturity dates and many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation.  Unused commitments and standby letters of credit totaled $248.3 million and $22.7 million, respectively, at December 31, 2014, compared to $219.4 million and $20.2 million, respectively, at December 31, 2013. See Note 18 of the accompanying consolidated financial statements for more information on commitments and contingencies.

Management believes that any amounts actually drawn upon can be funded in the normal course of operations.  The Corporation has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity.

The following table represents the Corporation’s aggregate on and off balance sheet contractual obligations to make future payments as of December 31, 2014.

Table 22. Contractual Obligations

(Dollars in thousands)
	1 year			Over
	and under	Years 2-3	Years 4-5	5 years	Total
Time deposits	$61,541	$28,685	$8,373	$-	$98,599
Operating leases	713	1,068	1,024	4,997	7,802
Deferred compensation	160	318	314	113	905
Estimated future pension payments	1,022	2,795	2,034	5,324	11,175
Total	$63,436	$32,866	$11,745	$10,434	$118,481

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

The Corporation uses several tools to measure and evaluate interest rate risk.  One tool is interest rate sensitivity or gap analysis.  Gap analysis classifies assets and liabilities by repricing and maturity characteristics and provides management with an indication of how different interest rate scenarios will impact net interest income.  Table 23 presents a gap analysis of the Corporation’s balance sheet at December 31, 2014. A positive gap in the under one-year time interval suggests that, all else being equal, the Corporation’s near-term earnings would rise in a higher interest rate environment and decline in a lower rate environment. A negative gap suggests the opposite result.  At December 31, 2014, the Corporation’s cumulative gap position at one year was negative.  However, the incremental benefit of future rate decreases has been reduced as the rates paid on the Bank’s liabilities have been reduced greatly, leaving little room for future rate decreases.  In addition, many of the liabilities are reported in Table 23 at the earliest period at which the rate could change. Since these rates change at the discretion of the Bank, certain liabilities may or may not be repriced with the same magnitude or at the same time as market rates. These circumstances are not captured by a gap analysis.  Consequently, gap analysis is not a good indicator of future earnings.

Another tool for analyzing interest rate risk is financial simulation modeling which captures the effect of not only changing interest rates but also other sources of cash flow variability including loan and securities prepayments and customer preferences.

Financial simulation modeling forecasts both net interest income and the economic value of equity under a variety of different interest rate environments that cannot be captured with a gap analysis. The Corporation regularly measures the effects of multiple yield curve rate changes.  The magnitude of each change scenario may vary depending on the current interest rate environment In addition, the balance sheet is held static in each scenario so that the effect of an interest rate change can be isolated and not distorted by changes in the balance sheet.

Table 24 presents the results of three different rate change scenarios and measures the change in net interest income against a base scenario.  As shown, the Bank’s net interest income compared to the base scenario decreases in the down 100 basis point scenario, but increases in each of the up scenarios. For each scenario, interest rate changes are ramped up or down over a period of 1 year, except for the plus 400 basis point scenario which is ramped over 2 years. The Bank believes a ramp scenario is more realistic than an interest rate shock scenario; however, the Bank also runs scenarios using shocks and yield curve twists.  Economic value of equity (EVE) is defined as the estimated discounted present value of assets minus the discounted present value of liabilities and is a surrogate for long-term earnings. EVE measures the degree to which the economic value of a bank changes under different rate scenarios. EVE focuses on a longer-term time horizon and captures all balance sheet cash flows and is more effective in considering embedded options. The discount rates used in the EVE calculation are based on market rates for like assets and liabilities and the balance sheet position is held constant in order to isolate the risk of interest rate changes. For EVE simulation, all rates change by the defined amount immediately and simultaneously in a shock fashion.

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

The following table shows interest rate sensitivity for the Corporation as of December 31, 2014.

Table 23. Interest Rate Sensitivity Analysis

(Dollars in thousands)	1-90	91-181	182-365	1-5	Beyond
	Days	Days	Days	Years	5 Years	Total
Interest-earning assets:
Interest -bearing deposits in other banks	$34,335	$-	$-	$-	$-	$34,335
Investment securities and restricted stock	9,727	8,565	16,753	78,451	58,693	172,189
Loans	306,089	28,408	82,931	215,711	93,781	726,920
Interest rate swaps (receive side)	10,000	-	-	-	-	10,000
Total interest-earning assets	360,151	36,973	99,684	294,162	152,474	943,444

Interest-bearing liabilities:
Interest-bearing checking	194,992	-	-	-	-	194,992
Money market deposit accounts	388,043	-	-	-	-	388,043
Savings	62,637	-	-	-	-	62,637
Time	22,418	17,245	21,878	37,058	-	98,599
Securities sold under agreements to repurchase	9,079	-	-	-	-	9,079
Interest rate swaps (pay side)	-	10,000	-	-	-	10,000
Total interest-bearing liabilities	$677,169	$27,245	$21,878	$37,058	$-	$763,350

Interest rate gap	$(317,018)	$9,728	$77,806	$257,104	$152,474	$180,094
Cumulative interest rate gap	$(317,018)	$(307,290)	$(229,484)	$27,620	$180,094

Table 24. Sensitivity to Changes in Market Interest Rates

(Dollars in thousands)	Net Interest Income		Economic Value of Equity (EVE)
Change in rates (basis points)	Projected	% Change	Projected	% Change
+400	$32,635	3.7%	$153,498	2.9%
+200	$32,398	3.0%	$154,253	3.4%
unchanged	$31,468	-	$149,165	-
-100	$30,992	-1.5%	$118,959	-20.3%

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

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Franklin Financial Services Corporation

Chambersburg, Pennsylvania

We have audited the accompanying consolidated balance sheet of Franklin Financial Services Corporation and its subsidiaries (the “Corporation”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Franklin Financial Services Corporation and its subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2015 expressed an unqualified opinion.

/s/ BDO USA, LLP

Harrisburg, Pennsylvania

March 16, 2015

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Franklin Financial Services Corporation

Chambersburg, Pennsylvania

We have audited the accompanying consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows of Franklin Financial Services Corporation and its subsidiaries for the year ended December 31, 2012.  Franklin Financial Services Corporation’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of Franklin Financial Services Corporation and its subsidiaries’ operations and their cash flows for the year ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Baker Tilly Virchow Krause, LLP

Wilkes-Barre, Pennsylvania

March 11, 2013

Consolidated Balance Sheets

(Dollars in thousands, except per share data)	December 31
	2014	2013
Assets
Cash and due from banks	$14,258	$13,542
Interest-bearing deposits in other banks	34,335	27,203
Total cash and cash equivalents	48,593	40,745
Investment securities available for sale, at fair value	171,751	159,674
Restricted stock	438	1,906
Loans held for sale	389	349
Loans	726,531	723,413
Allowance for loan losses	(9,111)	(9,702)
Net Loans	717,420	713,711
Premises and equipment, net	15,046	16,145
Bank owned life insurance	22,098	21,530
Goodwill	9,016	9,016
Other intangible assets	181	698
Other real estate owned	3,666	4,708
Deferred tax asset, net	4,328	5,445
Other assets	8,522	10,660
Total assets	$1,001,448	$984,587

Liabilities
Deposits
Noninterest-bearing checking	$136,910	$121,565
Money management, savings and interest checking	645,672	610,245
Time	98,599	113,914
Total Deposits	881,181	845,724
Securities sold under agreements to repurchase	9,079	23,834
Long-term debt	-	12,403
Other liabilities	7,667	7,238
Total liabilities	897,927	889,199

Shareholders' equity
Common stock, $1 par value per share,15,000,000 shares authorized with
4,606,564 shares issued and 4,218,330 shares outstanding at December 31, 2014 and
4,560,700 shares issued and 4,168,673 shares outstanding at December 31, 2013	4,607	4,561
Capital stock without par value, 5,000,000 shares authorized with no
shares issued and outstanding	-	-
Additional paid-in capital	37,504	36,636
Retained earnings	71,452	65,897
Accumulated other comprehensive loss	(3,100)	(4,696)
Treasury stock, 388,234 and 392,027 shares at cost at December 31, 2014 and 2013,
respectively	(6,942)	(7,010)
Total shareholders' equity	103,521	95,388
Total liabilities and shareholders' equity	$1,001,448	$984,587

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Income

(Dollars in thousands, except per share data)	Years ended December 31
	2014	2013	2012
Interest income
Loans, including fees	$30,382	$32,457	$35,647
Interest and dividends on investments:
Taxable interest	2,618	1,783	1,725
Tax exempt interest	1,512	1,509	1,483
Dividend income	100	80	80
Deposits and obligations of other banks	182	213	207
Total interest income	34,794	36,042	39,142

Interest expense
Deposits	2,743	3,839	5,173
Securities sold under agreements to repurchase	13	48	78
Long-term debt	424	491	1,639
Total interest expense	3,180	4,378	6,890
Net interest income	31,614	31,664	32,252
Provision for loan losses	764	2,920	5,225
Net interest income after provision for loan losses	30,850	28,744	27,027

Noninterest income
Investment and trust services fees	4,575	4,429	4,087
Loan service charges	917	879	1,210
Mortgage banking activities	37	47	6
Deposit service charges and fees	2,094	1,831	1,925
Other service charges and fees	1,201	907	864
Debit card income	1,320	1,236	1,161
Increase in cash surrender value of life insurance	568	605	652
Other real estate owned (losses) gains, net	(220)	(255)	(582)
Other	109	240	184
Net OTTI losses recognized in earnings	(20)	(75)	(100)
Securities gains (losses), net	280	33	44
Total noninterest income	10,861	9,877	9,451

Noninterest expense
Salaries and employee benefits	17,179	16,590	16,626
Net occupancy expense	2,359	2,259	2,024
Furniture and equipment expense	976	975	875
Advertising	1,225	1,384	1,401
Legal and professional fees	1,221	1,172	1,170
Data processing	1,824	1,713	1,642
Pennsylvania bank shares tax	694	815	745
Intangible amortization	517	425	435
FDIC insurance	908	979	1,093
ATM/debit card processing	730	706	630
Other	3,670	4,076	3,960
Total noninterest expense	31,303	31,094	30,601
Income before federal income tax expense	10,408	7,527	5,877
Federal income tax expense	2,006	1,295	512
Net income	$8,402	$6,232	$5,365

Per share
Basic earnings per share	$2.01	$1.51	$1.32
Diluted earnings per share	$2.00	$1.51	$1.32
Cash dividends declared	$0.68	$0.68	$0.78
The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Comprehensive Income

	Years ended December 31
(Dollars in thousands)	2014	2013	2012
Net Income	$8,402	$6,232	$5,365

Securities (1):
Unrealized gains (losses) arising during the period	3,353	(3,326)	1,060
Reclassification adjustment for net (gains) losses included in net income	(260)	42	56
Net unrealized gains (losses)	3,093	(3,284)	1,116
Tax effect	(1,052)	1,117	(380)
Net of tax amount	2,041	(2,167)	736

Derivatives (2):
Unrealized (losses) gains arising during the period	(12)	17	(101)
Reclassification adjustment for losses included in net income	382	525	736
Net unrealized gains	370	542	635
Tax effect	(126)	(184)	(215)
Net of tax amount	244	358	420

Pension:
Change in plan assets and benefit obligations	(824)	2,107	357
Reclassification adjustment for prior service costs arising during the period	(220)	(345)	(471)
Net unrealized (losses) gains	(1,044)	1,762	(114)
Tax effect	355	(599)	39
Net of tax amount	(689)	1,163	(75)

Total other comprehensive income (loss)	1,596	(646)	1,081

Total Comprehensive Income	$9,998	$5,586	$6,446

Reclassification adjustment / Statement line item	Tax expense (benefit)
(1) Securities / Securities gain (losses), net	$95	$11	$15

(2) Derivatives / interest expense on deposits	$(130)	$(179)	$(250)

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Changes in Shareholders' Equity

For years ended December 31, 2014, 2013, and 2012:

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
(Dollars in thousands, except per share data)	Stock	Capital	Earnings	Loss	Stock	Total
Balance at December 31, 2011	$4,419	$34,698	$60,280	$(5,131)	$(7,084)	$87,182

Net income	-	-	5,365	-	-	5,365
Other comprehensive income	-	-	-	1,081	-	1,081
Cash dividends declared, $0.78 per share	-	-	(3,170)	-	-	(3,170)
Treasury shares issued under stock option plans, 140 shares	-	-	-	-	2	2
Common stock issued under dividend reinvestment plan, 84,122 shares	84	1,090	-	-	-	1,174
Balance at December 31, 2012	4,503	35,788	62,475	(4,050)	(7,082)	91,634

Net income	-	-	6,232	-	-	6,232
Other comprehensive loss	-	-	-	(646)	-	(646)
Cash dividends declared, $0.68 per share	-	-	(2,810)	-	-	(2,810)
Treasury shares issued under stock option plans, 4,007 shares	-	(20)	-	-	72	52
Common stock issued under dividend reinvestment plan, 57,320 shares	58	868	-	-	-	926
Balance at December 31, 2013	4,561	36,636	65,897	(4,696)	(7,010)	95,388

Net income	-	-	8,402	-	-	8,402
Other comprehensive income	-	-	-	1,596	-	1,596
Cash dividends declared, $0.68 per share	-	-	(2,847)	-	-	(2,847)
Treasury shares issued under stock option plans, 3,793 shares	-	(9)	-	-	68	59
Common stock issued under dividend reinvestment plan, 45,864 shares	46	877	-	-	-	923
Balance at December 31, 2014	$4,607	$37,504	$71,452	$(3,100)	$(6,942)	$103,521

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows

	Years ended December 31
	2014	2013	2012
(Dollars in thousands)
Cash flows from operating activities
Net income	$8,402	$6,232	$5,365
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,422	1,488	1,405
Net amortization of loans and investment securities	1,818	1,860	1,511
Amortization and net change in mortgage servicing rights valuation	41	50	133
Amortization of intangibles	517	425	435
Provision for loan losses	764	2,920	5,225
Net realized gains on sales and calls of securities	(280)	(33)	(44)
Impairment writedown on securities recognized in earnings	20	75	100
Loans originated for sale	(8,904)	(10,207)	(13,125)
Proceeds from sale of loans	8,864	9,925	13,058
Writedown on other real estate owned	273	255	435
Net (gain) loss on sale or disposal of other real estate/other repossessed assets	(53)	-	147
Increase in cash surrender value of life insurance	(568)	(605)	(652)
Gain from surrender of life insurance policy	-	(22)	-
Contribution to pension plan	-	-	(6,783)
Decrease (increase) in other assets	1,039	1,806	(859)
Increase in other liabilities	707	880	3,842
Deferred tax expense	294	348	367
Net cash provided by operating activities	14,356	15,397	10,560

Cash flows from investing activities
Proceeds from sales and calls of securities available for sale	5,421	5,188	494
Proceeds from maturities and paydowns of securities available for sale	25,369	32,184	34,789
Net decrease in restricted stock	1,468	1,665	1,451
Purchase of investment securities available for sale	(41,217)	(69,100)	(43,673)
Net (increase) decrease in loans	(4,506)	26,375	3,938
Proceeds from sale of other real estate/other repossessed assets	868	554	788
Proceeds from surrender of life insurance policy	-	105	-
Capital expenditures	(345)	(527)	(2,297)
Net cash used in investing activities	(12,942)	(3,556)	(4,510)

Cash flows from financing activities
Net increase in demand deposits, interest-bearing checking and savings accounts	50,772	35,489	96,650
Net decrease in time deposits	(15,315)	(64,205)	(10,196)
Net decrease in short-term borrowings and repurchase agreements	(14,755)	(18,375)	(10,894)
Long-term debt payments	(12,403)	(7)	(35,926)
Dividends paid	(2,847)	(2,810)	(3,170)
Treasury stock issued under stock option plans	59	52	2
Common stock issued under dividend reinvestment plan	923	926	1,174
Net cash provided by (used in) financing activities	6,434	(48,930)	37,640

Increase (decrease) in cash and cash equivalents	7,848	(37,089)	43,690
Cash and cash equivalents as of January 1	40,745	77,834	34,144
Cash and cash equivalents as of December 31	$48,593	$40,745	$77,834

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest on deposits and other borrowed funds	$3,240	$4,497	$7,102
Income taxes	$907	$725	$-

Noncash Activities
Loans transferred to Other Real Estate	$82	$390	$4,195

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

Nature of Operations – The Corporation conducts substantially all of its business through its subsidiary bank, Farmers and Merchants Trust Company of Chambersburg, which serves its customer base through twenty-two community-banking offices located in Franklin, Cumberland, Fulton and Huntingdon Counties, Pennsylvania. These counties are considered to be the Corporation’s primary market area.  The Bank is a community-oriented commercial bank that emphasizes customer service and convenience.  As part of its strategy, the Bank has sought to develop a variety of products and services that meet the needs of both its retail and commercial customers.  The Corporation and the Bank are subject to the regulations of various federal and state agencies and undergo periodic examinations by these regulatory authorities.

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

Investment Securities – Management classifies its securities at the time of purchase as available for sale or held to maturity. At December 31, 2014 and 2013, all securities were classified as available for sale, meaning that the Corporation intends to hold them for an indefinite period of time, but not necessarily to maturity. Available for sale securities are stated at estimated fair value, adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments of interest income through call date or maturity.  The related unrealized holding gains and losses are reported as other comprehensive income or loss, net of tax, until realized.  Declines in the fair value of held-to-maturity and available-for-sale securities to amounts below cost that are deemed to be other-than-temporary are reflected in earnings as realized losses.  In estimating the other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) determines if the Corporation does not intend to sell the security or it if is not more likely than not that the Corporation will be required to sell the security before recovery of its amortized cost. When a determination is made that an other-than-temporary impairment exists but the Corporation does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, the other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income. Realized securities gains and losses are computed using the specific identification method. Gains or losses on the disposition of investment securities are based on the net proceeds and the adjusted carrying amount of the specific security sold. Any decision to sell a security classified as available for sale would be based on various factors, including significant movement in interest rates, changes in maturity or mix of the Bank’s assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors.

Restricted Stock– Restricted stock, which is carried at cost, consists of stock of the Federal Home Loan Bank of Pittsburgh (FHLB) and Atlantic Central Bankers Bank (ACBB).  The Bank held $438 thousasnd of restricted stock at the end of 2014. With the exception of $30 thousand, this investment represents stock in the FHLB that the Bank is required to hold in order to be a member of FHLB and is carried at a cost of $100 per share.  Federal law requires a member institution of the FHLB to hold FHLB stock according to a predetermined formula. Management evaluates the restricted stock for impairment in accordance with ASC Topic 320.  Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the banks as compared to the capital stock amount for the banks and the length of time this situation has persisted, (2) commitments by the banks to make payments required by law or regulation and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the banks.  As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support its operations.  There is not a public market for FHLB or ACBB stock and the benefits of membership (e.g., liquidity and low cost funding) add value to the stock beyond purely financial measures. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment. Management believes no impairment charge is necessary related to the FHLB or ACBB restricted stock as of December 31, 2014.

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

Loans – Loans, that management has the intent and ability to hold for the foreseeable future or until maturity or payoff, are stated at the outstanding unpaid principal balances, net of any deferred fees.  Interest income is accrued on the unpaid principal balance.  Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) of the related loans using the interest method.  The Corporation is amortizing these amounts over the contractual life of the loan.

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

Loans Held for Sale – Mortgage loans originated and intended for sale in the secondary market at the time of origination are carried at the lower of cost or estimated fair value (determined on an aggregate basis).  All sales are made without recourse.  Loans held for sale at December 31, 2014 represent loans originated through a third-party brokerage agreement for a fee and present no price risk to the Bank.

Loan Servicing – Servicing assets are recognized as separate assets when rights are acquired through sale of financial assets.  A portion of the cost of originating the loan is allocated to the servicing right based on relative fair value.  Fair value is based on a valuation model that calculates the present value of estimated future net servicing income.  The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, prepayment speeds, default rates and losses.  Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the periods of, the estimated future net servicing income of the underlying financial assets.  Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to amortized cost.  For the purpose of computing impairment, mortgage servicing rights are stratified based on risk characteristics of the underlying loans that are expected to have the most impact on projected prepayments including loan type, interest rate and term.  Impairment is recognized through a valuation allowance to the extent that fair value is less than the capitalized amount.  If the Corporation later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income.  Servicing fee income is recorded for fees earned for servicing loans.  The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned.  The amortization of mortgage servicing rights is netted against loan servicing fee income.  Loans serviced by the Bank for the benefit of others totaled $29.5 million, $34.6 million and $46.2 million at December 31, 2014, 2013 and 2012, respectively.

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

Intangible Assets – The Bank has $9.0 million of goodwill recorded on its balance sheet as the result of corporate acquisitions.  Goodwill is not amortized, nor deductible for tax purposes.   However, goodwill is tested for impairment at least annually in accordance with ASC Topic 350.   Goodwill was tested for impairment as of August 31, 2014. The impairment test was conducted following the step-one test under ASC Topic 350 rather than the qualitative assessment permitted under ASU 2011-08. The Corporation chose not to use the qualitative assessment method for the August 31, 2014 test primarily due to the fact that the Corporation’s stock price is trading below its book value. The Corporation uses several different weighted methods to determine the fair value of the reporting unit under the step-one test, including a dividend analysis, comparable sale transactions, and change of control premium estimates. If the step-one test fails, a more comprehensive step-two test is performed before a final determination of impairment is made. If goodwill is determined to be impaired, an impairment write-down is charged to results of operations in the period in which the impairment is determined.  As a result of the step-one test, the estimated fair value of the Corporation exceeded its carrying value by approximately 37% (compared to 12% in 2013) and Management determined goodwill was not impaired.  The increase in the valuation excess compared to 2013 is primarily the result of an increase in the Corporation’s stock price during 2014 and improved financial performance. At December 31, 2014, Management subsequently considered certain qualitative factors affecting the Corporation and determined that it was not likely that the results of the prior test had changed and it determined that goodwill was not impaired at year-end. For more information on Goodwill refer to Note 8 of the accompanying financial statements. At December 31, 2013, the Bank had a customer list intangible of $156 thousand. The customer list was being amortized over 10 years using the sum-of-the-years digits method.  At December 31, 2014 the Bank determined the customer list was impaired and recorded an expense to write-off the remaining balance.

Bank Owned Life Insurance – The Bank invests in bank owned life insurance (BOLI) as a source of funding for employee benefit expenses.  The Bank purchases life insurance coverage on the lives of a select group of employees.  The Bank is the owner and beneficiary of the policies and records the investment at the cash surrender value of the underlying policies.  Income from the increase in cash surrender value of the policies is included in noninterest income.

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

Investment and Trust Services – Assets held in a fiduciary capacity are not assets of the Corporation and therefore are not included in the consolidated financial statements.  Trust assets under management at December 31, 2014 were $605.8 million and $574.7 million at the prior year-end.  Revenue from investment and trust services is recognized on the accrual basis.

Off-Balance Sheet Financial Instruments – In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments consisting of commitments to extend credit and letters of credit. Such financial instruments are recorded on the balance sheet when they are funded.  The amount of any liability for the credit risk associated with off-balance sheet financial instruments is recorded in other liabilities and was not material to the financial position of the Corporation at December 31, 2014 or 2013.

Stock-Based Compensation – The Corporation accounts for stock based compensation in accordance with the ASC Topic 718, “ Stock Compensation.”  ASC Topic 718 requires compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions).  The amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued.  Compensation cost is recognized over the period that an employee provides services in exchange for the award.  Compensation expense was $0 in 2014, 2013 and 2012.

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

A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

(Dollars in thousands, except per share data)	2014	2013	2012
Weighted average shares outstanding (basic)	4,190	4,135	4,072
Impact of common stock equivalents	6	4	2
Weighted average shares outstanding (diluted)	4,196	4,139	4,074
Anti-dilutive options excluded from calculation	35	56	87

Net income	$8,402	$6,232	$5,365
Basic earnings per share	$2.01	$1.51	$1.32
Diluted earnings per share	$2.00	$1.51	$1.32

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

Note 2.  Regulatory Matters

The Bank is limited as to the amount it may lend to the Corporation, unless such loans are collateralized by specific obligations. State regulations also limit the amount of dividends the Bank can pay to the Corporation and are generally limited to the Bank’s accumulated net earnings, which were $76.4 million at December 31, 2014.  In addition, dividends paid by the Bank to the Corporation would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.  The Corporation and the Bank are subject to various regulatory capital requirements administered by federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Although not adopted in regulation form, the Pennsylvania Department of Banking utilizes capital standards requiring a minimum leverage capital ratio of 6% and a risk-based capital ratio of 10%, defined substantially the same as those by the FDIC.  Management believes, as of December 31, 2014, that the Corporation and the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2014, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the institution’s category.

In July 2013, Federal banking regulators approved the final rules from the Basel Committee on Banking Supervision for the regulation of capital requirements for U.S, generally referred to as “Basel III.”  Basel III imposes significantly higher capital requirements and more restrictive leverage and liquidity ratios than those currently in place.  The capital ratios to be considered “well capitalized” under Basel III are: common equity of 6.5%, Tier 1 leverage of 5%, Tier 1 risk-based capital of 8%, and Total Risk-Based capital of 10%.  The common equity ratio is a new capital ratio under Basel III and the Tier 1 risk-based capital ratio of 8% has been increased from 6%. In addition, a capital conservation buffer of 2.5% above the minimum capital ratios is required to avoid any capital distribution restrictions.  Certain components of the new capital requirements are effective January, 2015 with others being phased in through January 1, 2019.  As of December 31, 2014, the Management believes that the Bank would remain “well capitalized’ under the new rules.

The table that follows presents the total risk-based, Tier 1 risk-based and Tier 1 leverage requirements for the Corporation and the Bank as defined by the FDIC.  Actual capital amounts and ratios are also presented.

	As of December 31, 2014
			Minimum to be		Minimum to be
	Actual		Adequately Capitalized		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Risk-based Capital Ratio
Corporation	$106,529	15.49%	$55,007	8.00%	N/A	N/A
Bank	104,712	15.26%	54,895	8.00%	$68,619	10.00%

Tier 1 Risk-based Capital Ratio
Corporation	$97,594	14.19%	$27,504	4.00%	N/A	N/A
Bank	95,777	13.96%	27,448	4.00%	$41,171	6.00%

Tier 1 Leverage Ratio
Corporation	$97,594	9.69%	$40,279	4.00%	N/A	N/A
Bank	95,777	9.55%	40,109	4.00%	$50,136	5.00%

	As of December 31, 2013
			Minimum to be		Minimum to be
	Actual		Adequately Capitalized		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Risk-based Capital Ratio
Corporation	$99,598	14.24%	$55,940	8.00%	N/A	N/A
Bank	95,942	13.78%	55,696	8.00%	$69,620	10.00%

Tier 1 Risk-based Capital Ratio
Corporation	$90,659	12.97%	$27,970	4.00%	N/A	N/A
Bank	87,146	12.52%	27,848	4.00%	$41,772	6.00%

Tier 1 Leverage Ratio
Corporation	$90,659	9.14%	$39,661	4.00%	N/A	N/A
Bank	87,146	8.81%	39,559	4.00%	$49,448	5.00%

Note 3. Restricted Cash Balances

The Bank is required to maintain reserves against its deposit liabilities in the form of vault cash and/or balances with the Federal Reserve Bank.  Deposit reserves that the Bank was required to hold were approximately $4.3 million and $2.0 million at December 31, 2014 and 2013, respectively and were satisfied by the Bank’s vault cash.

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

Equities:  The equity portfolio was reduced significantly during 2014 as both the Bank and Corporation sold the majority of its holdings. At year-end 2014, only the Bank has any remaining equities – 2 issues from community banks in Pennsylvania. On October 30, 2014, S&T Bancorp Inc. agreed to acquire Integrity Bancshares Inc. (Integrity).  The Bank owns shares of Integrity and expects to recognize a pre-tax gain of approximately $628,000, based on the terms of the agreement, upon completion of this transaction in the first quarter of 2015.

Municipal Bonds:  The Bank’s municipal bond portfolio is well diversified geographically and is comprised of both tax-exempt (77% of the portfolio) and taxable (23% if the portfolio) municipal bonds.  General obligation bonds (69%) and revenue bonds (20%) comprise the largest portions of the portfolio. The portfolio holds 119 issues within 28 states. The largest dollar exposure is to issuers in the state of Texas (fair value of $10.0 million / 20 issues) and Pennsylvania (fair value of $7.1 million / 11 issues).  Fifty percent of the portfolio has either private bond insurance or some other type of credit enhancement. When purchasing municipal bonds, the Bank looks primarily to the underlying credit of the issuer as a sign of credit quality and then to any credit enhancement. Approximately $67 million of the portfolio is rated “A” or higher by Moody and the weighted average rating of the portfolio is “Aa2”.   The Bank owns four issues for $1.6 million that are not rated by a nationally recognized rating agency.

Trust Preferred Bonds:  This sector remains the same as at the prior year end, but the unrealized loss has declined from $871 thousand to $803 thousand year-over-year. The credit ratings for each bond are similar to the ratings one year prior. Trust preferred securities are typically issued by a subsidiary grantor trust of a bank holding company, which uses the proceeds of the equity issuance to purchase deeply subordinated debt issued by the bank holding company.  Trust-preferred securities can reflect single entity issues or a group of entities (pooled trust preferred). Pooled trust preferred securities have been the subject of significant write-downs due in some cases from the default of one issuer in the pool that then impairs the entire pool. All of the Bank’s issues are single issuer, variable rate notes with long final maturities (2027-2028) that continue to pay dividends as scheduled.

Mortgage-backed Securities (MBS):  This sector holds $81.2 million or 47% of the total portfolio. The majority of this sector ($79.5 million) is comprised of U.S. Government Agency MBS. The Government MBS sector is comprised of mortgage backed securities and collateralized mortgage obligations, both fixed and variable rate. In addition, the Bank holds six private label mortgage-backed securities (PLMBS) with a fair value of $1.7 million and an amortized cost of $1.7 million.  The PLMBS bonds paid down by more than $300 thousand in 2014.

The Bank’s PLMBS portfolio is comprised primarily of Alt-A loans. Alt-A loans are first-lien residential mortgages that generally conform to traditional “prime” credit guidelines; however, loan factors such as the loan-to-value ratio, loan documentation, occupancy status or property type cause these loans not to qualify for standard underwriting programs.  The Alt-A product in the Bank’s portfolio is comprised of fixed-rate mortgages that were originated between 2004 and 2006 and all were originally rated AAA. The bonds issued in 2006 are experiencing the highest delinquency and loss rates. All of these bonds originally had some type of credit support tranche to absorb any loss prior to losses at the senior tranche held by the Bank, but this has eroded completely on some bonds as they have started to experience losses. The Bank recorded other-than-temporary impairment charges of $20 thousand on one PLMBS in 2014.  Based on the performance of some of the PLMBS, it appears as if the underwriting standards that were represented in the offering, and resulted in the AAA rating, were not followed. As a result, the Bank purchased some securities based on these misrepresentations, and it is most likely that these securities would not have been purchased had all the information been reported correctly. The Bank is participating in a lawsuit against certain issuers related to these misrepresentations.

The amortized cost and estimated fair value of investment securities available for sale as of December 31, 2014 and 2013 is as follows:

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
2014	cost	gains	losses	value
Equity securities	$274	$779	$-	$1,053
U.S. Government and Agency securities	15,854	173	(64)	15,963
Municipal securities	66,832	1,826	(292)	68,366
Trust preferred securities	5,940	-	(803)	5,137
Agency mortgage-backed securities	78,779	932	(217)	79,494
Private-label mortgage-backed securities	1,675	35	(15)	1,695
Asset-backed securities	45	-	(2)	43
	$169,399	$3,745	$(1,393)	$171,751

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
2013	cost	gains	losses	value
Equity securities	$1,472	$499	$(1)	$1,970
U.S. Government agency securities	11,771	94	(114)	11,751
Municipal securities	56,861	1,400	(1,404)	56,857
Corporate debt securities	1,002	-	(1)	1,001
Trust preferred securities	5,922	-	(871)	5,051
Agency mortgage-backed securities	81,352	726	(1,051)	81,027
Private-label mortgage-backed securities	1,984	16	(31)	1,969
Asset-backed securities	51	-	(3)	48
	$160,415	$2,735	$(3,476)	$159,674

At December 31, 2014 and 2013, the fair value of investment securities pledged to secure public funds, trust balances, repurchase agreements, deposit and other obligations totaled $91.6 million and $107.6 million, respectively.

The amortized cost and estimated fair value of debt securities at December 31, 2014, by contractual maturity are shown below. Actual maturities may differ from contractual maturities because of prepayment or call options embedded in the securities.

	Amortized	Fair
(Dollars in thousands)	cost	value
Due in one year or less	$5,645	$5,723
Due after one year through five years	10,401	10,670
Due after five years through ten years	30,142	30,689
Due after ten years	42,483	42,427
	88,671	89,509
Mortgage-backed securities	80,454	81,189
	$169,125	$170,698

The composition of the net realized securities gains (losses) for the years ended December 31, 2014, 2013 and 2012 is as follows:

(Dollars in thousands)	2014	2013	2012
Gross gains realized	$284	$185	$45
Gross losses realized	(4)	(152)	(1)
Net gains realized	$280	$33	$44

Impairment:

The condition of the portfolio at year-end 2014, as measured by the dollar amount of temporarily impaired securities, has weakened. The municipal bond portfolio recorded the largest unrealized loss, but the agency mortgage backed portfolio shows the greatest number of securities with an unrealized loss.

The condition of the portfolio at year-end 2014, as measured by the dollar amount of temporarily impaired securities, has improved significantly. The trust-preferred sector recorded the largest unrealized loss, while the Agency MBS and municipal portfolios contain the greatest number of securities with an unrealized loss.

For securities with an unrealized loss, Management applies a systematic methodology in order to perform an assessment of the potential for other-than-temporary impairment.  In the case of debt securities, investments considered for other-than-temporary impairment: (1) had a specified maturity or repricing date; (2) were generally expected to be redeemed at par, and (3) were expected to achieve a recovery in market value within a reasonable period of time. In addition, the Bank considers whether it intends to sell these securities or whether it will be forced to sell these securities before the earlier of amortized cost recovery or maturity. Equity securities are assessed for other-than-temporary impairment based on the length of time of impairment, dollar amount of the impairment and general market and financial conditions relating to specific issues.  The impairment identified on debt and equity securities and subject to assessment at December 31, 2014, was deemed to be temporary and required no further adjustments to the financial statements, unless otherwise noted.

The unrealized losses in the municipal bond sector decreased significantly from year-end 2014, as did the number of municipal bonds with an unrealized loss. In 2014, intermediate and long-term interest rates increased and this resulted in a  decline in value of these fixed rate securities. During 2014, these rates fell and consequently, the value of the portfolio improved.  At December 31, 2014, the Bank believes it will be able to collect all interest and principal due on these bonds and that it will not be forced to sell these bonds prior to maturity. Therefore, no other-than-temporary-impairment charges were recorded.

The Agency mortgage-backed securities portfolio has had an $834 thousand decrease in unrealized losses since the end of 2013.  The change in value in this sector is driven by market interest rates since these bonds have essentially no credit risk.

	December 31, 2014
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Government and Agency securities	$4	$-	1	$7,207	$(64)	14	$7,211	$(64)	15
Municipal securities	5,651	(33)	9	9,441	(259)	14	15,092	(292)	23
Trust preferred securities	-	-	-	5,137	(803)	7	5,137	(803)	7
Agency mortgage-backed securities	9,304	(60)	13	8,199	(157)	10	17,503	(217)	23
Private-label mortgage-backed securities	-	-	-	540	(15)	1	540	(15)	1
Asset-backed securities	-	-	-	5	(2)	1	5	(2)	1
Total temporarily impaired securities	$14,959	$(93)	23	$30,529	$(1,300)	47	$45,488	$(1,393)	70

	December 31, 2013
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

Equity securities	$22	$(1)	1	$-	$-	-	$22	$(1)	1
U.S. Government agency securities	3,971	(85)	7	3,807	(29)	7	7,778	(114)	14
Municipal securities	16,770	(1,022)	24	3,160	(382)	4	19,930	(1,404)	28
Corporate debt securities	-	-	-	1,001	(1)	1	1,001	(1)	1
Trust preferred securities	-	-	-	5,051	(871)	7	5,051	(871)	7
Agency mortgage-backed securities	40,395	(999)	38	2,213	(52)	4	42,608	(1,051)	42
Private-label mortgage-backed securities	-	-	-	911	(31)	2	911	(31)	2
Asset-backed securities	-	-	-	48	(3)	3	48	(3)	3
Total temporarily impaired securities	$61,158	$(2,107)	70	$16,191	$(1,369)	28	$77,349	$(3,476)	98

The unrealized loss in the trust preferred sector declined by $68 thousand compared to the prior year-end and market prices continued to show some improvement during the year. All of the Bank’s trust preferred securities are variable rate notes with long maturities (2027 – 2028) from companies that received money (and in some cases paid back) from the Troubled Asset Relief Program (TARP), continue to pay dividends and have raised capital.  The credit ratings on this portfolio are similar to the prior year and no bonds have missed or suspended any payments. At December 31, 2014, the Bank believes it will be able to collect all interest and principal due on these bonds and that it will not be forced to sell these bonds prior to maturity. Therefore, no other-than-temporary-impairment charges were recorded.

Trust  Preferred Securities

(Dollars in thousands)
Deal Name	Maturity	Single Issuer or Pooled	Class	Amortized Cost	Fair Value	Gross Unrealized Gain (Loss)	Lowest Credit Rating Assigned

BankAmerica Cap III	1/15/2027	Single	Preferred Stock	$962	$811	$(151)	BB
Wachovia Cap Trust II	1/15/2027	Single	Preferred Stock	277	253	(24)	BBB
Huntington Cap Trust	2/1/2027	Single	Preferred Stock	939	795	(144)	BB
Corestates Captl Tr II	2/15/2027	Single	Preferred Stock	935	845	(90)	BBB+
Huntington Cap Trust II	6/15/2028	Single	Preferred Stock	890	768	(122)	BB
Chase Cap VI JPM	8/1/2028	Single	Preferred Stock	962	848	(114)	BBB-
Fleet Cap Tr V	12/18/2028	Single	Preferred Stock	975	817	(158)	BB
				$5,940	$5,137	$(803)

The PLMBS sector continues to show a gross unrealized loss of $15 thousand on one security.  The majority of this sector is comprised of “Alt-A” PLMBS. These bonds were all rated AAA at time of purchase but have since experienced rating declines. Some have experienced increased delinquencies and defaults, while others have seen the credit support increase as the bonds paid-down. The Bank monitors the performance of the Alt-A investments on a regular basis and reviews delinquencies, default rates, credit support levels and various cash flow stress test scenarios. In determining the credit related loss, Management considers all principal past due 60 days or more as a loss. If additional principal moves beyond 60 days past due, it will also be considered a loss. As a result of the analysis on PLMBS it was determined that one bond contained losses that were considered other-than-temporary. Management determined $20 thousand was credit related and therefore, recorded an impairment charge of $20 thousand against earnings in 2014.  The market for PLMBS continues to be weak and Management believes that this factor accounts for a portion of the unrealized losses that is not attributable to credit issues. Management continues to monitor these securities and it is possible that additional write-downs may occur if current loss trends continue. The Bank is participating in a class-action lawsuit against one PLMBS servicer that centers on defective warranties and representations made as part of the underwriting process. The resolution of this action is unknown at this time.

Private Label Mortgage Backed Securities

(Dollars in thousands)				Gross				Cumulative
	Origination	Amortized	Fair	Unrealized	Collateral	Lowest Credit	Credit	OTTI
Description	Date	Cost	Value	Gain (Loss)	Type	Rating Assigned	Support %	Charges
RALI 2004-QS4 A7	3/1/2004	$83	$86	$3	ALT A	BBB+	12.22	$-
MALT 2004-6 7A1	6/1/2004	411	421	10	ALT A	CCC	14.14	-
RALI 2005-QS2 A1	2/1/2005	262	274	12	ALT A	CC	5.86	10
RALI 2006-QS4 A2	4/1/2006	555	540	(15)	ALT A	D	-	293
GSR 2006-5F 2A1	5/1/2006	83	89	6	Prime	D	-	15
RALI 2006-QS8 A1	7/28/2006	281	285	4	ALT A	D	-	217
		$1,675	$1,695	$20				$535

The following table represents the cumulative credit losses on debt securities recognized in earnings as of December 31, 2014.

(Dollars in thousands)	Twelve Months Ended
	2014	2013
Balance of cumulative credit-related OTTI at January 1	$515	$490
Additions for credit-related OTTI not previously recognized	20	25
Additional increases for credit-related OTTI previously recognized when there is no intent to sell
and no requirement to sell before recovery of amortized cost basis	-	-
Decreases for previously recognized credit-related OTTI because there was an intent to sell	-	-
Reduction for increases in cash flows expected to be collected	-	-
Balance of credit-related OTTI at December 31	$535	$515

The Bank held $438 thousand of restricted stock at the end of 2014. The restricted stock is comprised primarily of an investment in the Federal Home Loan Bank of Pittsburgh (FHLB). FHLB stock is carried at a cost of $100 per share. During 2014, FHLB repurchased $1.5 million in stock and began paying a dividend. FHLB stock is evaluated for impairment primarily based on an assessment of the ultimate recoverability of its cost. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support it operations. There is not a public market for FHLB stock and the benefits of FHLB membership (e.g., liquidity and low cost funding) add value to the stock beyond purely financial measures. If FHLB stock were deemed to be impaired, the write-down for the Bank could be significant. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment.

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

A summary of loans outstanding, by primary collateral, at the end of the reporting periods is as follows:

(Dollars in thousands)	December 31, 2014	December 31, 2013
Residential Real Estate 1-4 Family
Consumer first liens	$105,014	$103,573
Consumer junior liens and lines of credit	38,132	34,636
Total consumer	143,146	138,209

Commercial first lien	56,300	58,466
Commercial junior liens and lines of credit	5,663	5,939
Total	61,963	64,405
Total residential real estate 1-4 family	205,109	202,614

Residential real estate - construction
Consumer purpose	1,627	3,960
Commercial purpose	8,088	8,559
Total residential real estate construction	9,715	12,519

Commercial real estate	326,482	329,373
Commercial	179,071	170,327
Total commercial	505,553	499,700

Consumer	6,154	8,580
	726,531	723,413
Less: Allowance for loan losses	(9,111)	(9,702)
Net Loans	$717,420	$713,711

Included in the loan balances are the following:
Net unamortized deferred loan costs	$(76)	$372
Unamortized discount on purchased loans	$-	$(92)

Loans pledged as collateral for borrowings and commitments from:
FHLB	$602,633	$607,524
Federal Reserve Bank	56,367	45,809
	$659,000	$653,333

Loans to directors and executive officers and related interests and affiliated enterprises were as follows:

(Dollars in thousands)	2014	2013
Balance at beginning of year	$18,353	$16,925
New loans made	1,973	3,749
Repayments	(1,422)	(2,321)
Balance at end of year	$18,904	$18,353

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

Watch list loans exhibit financial weaknesses that increase the potential risk of default or loss to the Bank. However, inclusion on the watch list, does not by itself, mean a loss is certain. The watch list includes both performing and nonperforming loans. Watch list loans totaled $40.5 million at year-end, approximately half of the $76.3 million watch list at the prior year-end. The watch list is comprised of $17.9 million rated 6, and $22.5 million rated 7. Loans rated 7 have declined by $34.8 million since year-end 2013.   The

Bank has no loans rated 8 (Doubtful) or 9 (Loss). Included in the 2014 substandard loan total is $12.3 million of nonaccrual loans compared to $24.6 million one year earlier.

The following table reports on the credit rating for those loans in the portfolio that are assigned an individual credit rating as of December 31, 2014 and 2013

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total

December 31, 2014
Residential Real Estate 1-4 Family
First liens	$155,676	$1,919	$3,719	$-	$161,314
Junior liens and lines of credit	43,559	29	207	-	43,795
Total	199,235	1,948	3,926	-	205,109
Residential real estate - construction	8,784	-	931	-	9,715
Commercial real estate	301,149	10,578	14,755	-	326,482
Commercial	170,774	5,413	2,884	-	179,071
Consumer	6,137	-	17	-	6,154
Total	$686,079	$17,939	$22,513	$-	$726,531

December 31, 2013
Residential Real Estate 1-4 Family
First liens	$150,762	$3,653	$7,624	$-	$162,039
Junior liens and lines of credit	40,102	66	407	-	40,575
Total	190,864	3,719	8,031	-	202,614
Residential real estate - construction	10,955	-	1,564	-	12,519
Commercial real estate	281,857	11,861	35,655	-	329,373
Commercial	154,888	3,393	12,046	-	170,327
Consumer	8,570	-	10	-	8,580
Total	$647,134	$18,973	$57,306	$-	$723,413

Delinquent loans are a result of borrowers’ cash flow and/or alternative sources of cash being insufficient to repay loans.  The Bank’s likelihood of collateral liquidation to repay the loans becomes more probable the further behind a borrower falls, particularly when loans reach 90 days or more past due. Management monitors the performance status of loans by the use of an aging report. The aging report can provide an early indicator of loans that may become severely delinquent and possibly result in a loss to the Bank.  The following table presents the aging of payments in the loan portfolio as of December 31, 2014 and 2013.

(Dollars in thousands)		Loans Past Due and Still Accruing					Total
	Current	30-59 Days	60-89 Days	90 Days+	Total	Non-Accrual	Loans
December 31, 2014
Residential Real Estate 1-4 Family
First liens	$158,197	$1,531	$297	$165	$1,993	$1,124	$161,314
Junior liens and lines of credit	43,424	174	28	-	202	169	43,795
Total	201,621	1,705	325	165	2,195	1,293	205,109
Residential real estate - construction	8,784	-	-	-	-	931	9,715
Commercial real estate	317,576	336	-	140	476	8,430	326,482
Commercial	177,407	12	15	-	27	1,637	179,071
Consumer	6,056	59	22	17	98	-	6,154
Total	$711,444	$2,112	$362	$322	$2,796	$12,291	$726,531

December 31, 2013
Residential Real Estate 1-4 Family
First liens	$156,916	$1,725	$497	$302	$2,524	$2,599	$162,039
Junior liens and lines of credit	40,204	204	19	41	264	107	40,575
Total	197,120	1,929	516	343	2,788	2,706	202,614
Residential real estate - construction	11,458	523	-	-	523	538	12,519
Commercial real estate	309,531	634	-	207	841	19,001	329,373
Commercial	167,747	78	60	44	182	2,398	170,327
Consumer	8,430	117	23	10	150	-	8,580
Total	$694,286	$3,281	$599	$604	$4,484	$24,643	$723,413

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

The following table provides additional information on significant nonaccrual loans.

December 31, 2014
(Dollars in thousands)
		ALL	Nonaccrual	TDR			Last
	Balance	Reserve	Date	Status	Collateral	Location	Appraisal(1)

Credit 1 - Commercial real estate	$3,040	$-	Dec-10	N	1st lien on 90 acres undeveloped commercial real estate	PA	Nov-14
							$5,855

Credit 2 - Residential real estate and commercial real estate	864	-	Aug-11	N	1st lien on commercial and residential properties and 70 acres of farm land	PA	Aug-14
							$1,290

Credit 3 - Residential real estate	1,985	-	Mar-12	Y	1st and 2nd liens on commercial real estate, residential real estate and business assets	PA	Oct-14
							$3,895

Credit 4 - Commercial real estate	1,756	-	Dec-14	N	Hotel and entertainment complex	PA	Feb-14
							$4,007

Credit 5 - Commercial / commercial real estate	1,831	162	Mar-13	N	Liens on land, commercial and residential real estate and business assets	PA	Sep-14
							$2,965

Credit 6 - Commercial real estate	729	-	Mar-14	N	1st lien on commercial real estate	PA	Jun-13
							$1,550
	$10,205	$162

(1) Appraisal value, as reported, does not reflect the pay-off of any senior liens or the cost to liquidate the collateral, but does reflect only the Bank’s share of the collateral if it is a participated loan.

Interest not recognized on nonaccrual loans was $752 thousand, $96 thousand and $800 thousand for the years ended December 31, 2014, 2013 and 2012, respectively. In addition to monitoring nonaccrual loans, the Bank also closely monitors impaired loans and troubled debt restructurings.  A loan is considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all interest and principal payments due according to the originally contracted terms of the loan agreement.  Nonaccrual loans, excluding consumer purpose loans, and TDR loans are considered impaired. For impaired loans with balances less than $250 thousand and consumer purpose loans, a specific reserve analysis is not performed and these loans are added to the general allocation pool. Impaired loans totaled $26.6 million at year-end 2014 compared to $30.9 million at December 31, 2013.

The following table for additional information on impaired loans.

	Impaired Loans
	With No Allowance		With Allowance
(Dollars in thousands)		Unpaid			Unpaid
	Recorded	Principal	Recorded	Principal		Related
December 31, 2014	Investment	Balance	Investment	Balance		Allowance
Residential Real Estate 1-4 Family
First liens	$1,804	$2,002	$-	$-		$-
Junior liens and lines of credit	169	195	-	-		-
Total	1,973	2,197	-	-		-
Residential real estate - construction	931	977	-	-		-
Commercial real estate	21,487	25,744	862	1,001		60
Commercial	78	80	1,274	1,990		171
Consumer	-	-	-	-		-
Total	$24,469	$28,998	$2,136	$2,991		$231

December 31, 2013
Residential Real Estate 1-4 Family
First liens	$3,030	$3,500	$9	$39	$9
Junior liens and lines of credit	108	127	-	-	-
Total	3,138	3,627	9	39	9
Residential real estate - construction	537	556	-	-	-
Commercial real estate	24,188	30,334	966	1,043	89
Commercial	88	89	1,970	2,043	1,002
Consumer	-	-	-	-	-
Total	$27,951	$34,606	$2,945	$3,125	$1,100

	Twelve Months Ended		Twelve Months Ended
	December 31, 2014		December 31, 2013
	Average	Interest	Average	Interest
(Dollars in thousands)	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Residential Real Estate 1-4 Family
First liens	$2,619	$4	$3,365	$4
Junior liens and lines of credit	136	-	417	-
Total	2,755	4	3,782	4
Residential real estate - construction	686	-	544	-
Commercial real estate	23,801	118	31,730	118
Commercial	1,890	-	2,112	-
Consumer	-	-	-	-
Total	$29,132	$122	$38,168	$122

A loan is considered a troubled debt restructuring (TDR) if the creditor (the Bank), for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. These concessions may include lowering the interest rate, extending the maturity, reamortization of payment, or a combination of multiple concessions.  The Bank reviews all loans rated 6 or worse when it is providing a loan restructure, modification or new credit facility to determine if the action is a TDR.  If a TDR loan is placed on nonaccrual status, it remains on nonaccrual status for at least six months to ensure performance. However, TDR loans are always considered impaired until paid-off. All TDR loans are in compliance with their modified terms except one, credit 3 on the significant nonaccrual table contained in this note.  The following table identifies TDR loans as of December 31, 2014 and 2013:

					Troubled Debt Restructurings
					That Have Defaulted on
(Dollars in thousands)	Troubled Debt Restructurings				Modified Terms YTD
	Number of	Recorded			Number of	Recorded
	Contracts	Investment	Performing*	Nonperforming*	Contracts	Investment
December 31, 2014
Residential real estate - construction	1	$521	$-	$521	-	$-
Residential real estate	5	699	673	26	-	-
Commercial real estate	12	15,748	14,283	1,465	-	-
Total	18	$16,968	$14,956	$2,012	-	$-

December 31, 2013
Residential real estate - construction	1	$537	$-	$537	-	$-
Residential real estate	5	625	625	-	-	-
Commercial	12	15,877	14,318	1,559	-	-
Total	18	$17,039	$14,943	$2,096	-	$-

*The performing status is determined by the loans compliance with the modified terms.

The following table reports new TDR loans made during 2014, concession granted and the recorded investment at December 31, 2014.

(Dollars in thousands)	New During Period
	Number of	Pre-TDR	After-TDR	Recorded
Twelve Months Ended December 31, 2014	Contracts	Modification	Modification	Investment	Concession
Residential real estate	1	$168	$158	$158	multiple
Total	1	$168	$158	$158

The following table reports new TDR loans made during 2013, concession granted and the recorded investment as of December 31, 2013.

(Dollars in thousands)	New During Period
	Number of	Pre-TDR	After-TDR	Recorded
Twelve Months Ended December 31, 2013	Contracts	Modification	Modification	Investment	Concession
Residential real estate	2	$286	$323	$311	multiple
Commercial real estate	2	10,458	10,745	10,493	multiple
Total	4	$10,744	$11,068	$10,804

The Bank holds $3.7 million of other real estate owned (OREO), comprised of five properties compared to $4.7 million and eight properties one year earlier.  During 2014, the Bank recorded net losses on the sales of, or write-downs on OREO of $220 thousand that is recorded in other income. The Bank also incurred $45 thousand in expense to hold and maintain OREO.   The following table provides additional information on significant other real estate owned properties.

The following table provides additional information on significant other real estate owned properties.

December 31, 2014

(Dollars in thousands)	Date				Last
	Acquired	Balance	Collateral	Location	Appraisal

Property 1 (2 properties)	2011	$488	Unimproved and improved real estate for residential development - 1 tract with 23 acres	PA	Jan-14
					$585

Property 2	2012	2,758	1st, 2nd, and 3rd liens residential development land - 4 tracts with 196 acres	PA	Apr-14
					$2,950
		$3,246

At December 31, 2014, the Bank had $763 thousand of residential properties in the process of foreclosure compared to $1.0 million at the end of 2013.

Allowance for Loan Losses:

Management performs a monthly evaluation of the adequacy of the allowance for loan losses (ALL). The ALL is determined by segmenting the loan portfolio based on the loan’s collateral. The Bank further classifies the portfolio based on the primary purpose of the loan, either consumer or commercial.  When calculating the ALL, consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, historical charge-offs, the adequacy of the underlying collateral (if collateral dependent) and other relevant factors. The Bank begins enhanced monitoring of all loans rated 6 (OAEM) or worse, and obtains a new appraisal or asset valuation for any placed on nonaccrual and rated 7 (substandard) or worse. Management, at its discretion, may determine that additional adjustments to the appraisal or valuation are required.  Valuation adjustments will be made as necessary based on factors, including, but not limited to: the economy, deferred maintenance, industry, type of property/equipment, age of the appraisal, etc. and the knowledge Management has about a particular situation. In addition, the cost to sell or liquidate the collateral is also estimated and deducted from the valuation in order to determine the net realizable value to the Bank. When determining the allowance for loan losses, certain factors involved in the evaluation are inherently subjective and require material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans. Management monitors the adequacy of the allowance for loan losses on an ongoing basis and reports its adequacy quarterly to the Credit Risk Oversight Committee of the Board of Directors. Management believes that the allowance for loan losses at December 31, 2014 is adequate.

The analysis for determining the ALL is consistent with guidance set forth in generally accepted accounting principles (GAAP) and the Interagency Policy Statement on the Allowance for Loan and Lease Losses. The analysis has two components, specific and general allocations. The specific component addresses specific reserves established for impaired loans. A loan is considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all interest and principal payments due according to the originally contracted terms of the loan agreement.  Collateral values discounted for market conditions and selling costs are used to establish specific allocations for impaired loans. However, it is possible that as a result of the credit analysis, a specific reserve is not required for an impaired loan. The balance of impaired loans and the ALL for these loans declined in 2014. At December 31, 2013, $993 thousand of the ALL for impaired loans was for credit 5 on the table of significant nonaccrual loans contained in this note.  Due to a $549 thousand charge-off in 2014 on this credit, the specific ALL decreased significantly and the change in this credit accounts for the majority of the decrease in total ALL for impaired loans.

The general allocation component addresses the reserves established for pools of homogenous loans. The general component includes a quantitative and qualitative analysis. When calculating the general allocation, the Bank segregates its loan portfolio into the following sectors based primarily on the type of supporting collateral:  residential real estate, commercial, industrial or agricultural real estate; commercial and industrial (C&I non-real estate), and consumer.  The residential real estate sector is further segregated by first lien loans, junior liens and home equity products, and residential real estate construction.  The historical loss experience factor for the general allocation was 1.00% of gross loans at December 31, 2014, compared to 0.99% at the prior year-end.  The quantitative analysis uses the Bank’s eight quarter rolling historical loan loss experience adjusted for factors derived from current economic and market conditions that have been determined to have an effect on the probability and magnitude of a loss. The qualitative analysis utilizes a risk matrix that incorporates qualitative and environmental factors such as: loan volume, management, loan review process, credit concentrations, competition, and legal and regulatory issues. These factors are each risk rated from minimal to high risk and in total can add up to a qualitative factor of 37.5 basis points. At December 31, 2014, the qualitative factor was 21.5 basis points, a slight increase from the prior year-end. These factors are determined on the basis of Management’s observation, judgment and experience.

Real estate appraisals and collateral valuations are an important part of the Bank’s process for determining potential loss on collateral dependent loans and thereby have a direct effect on the determination of loan reserves, charge-offs and the calculation of the allowance for loan losses.  As long as the loan remains a performing loan, no further updates to appraisals are required. If a loan or relationship migrates to nonaccrual and a risk rating of 7 or worse, an evaluation for impairment status is made based on the current information available at the time of downgrade and a new appraisal or collateral valuation is obtained. We believe this practice complies with the regulatory guidance dated December 12, 2010.

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

The following table shows, by loan class, the activity in the ALL, for the years ended December 31, 2014, 2013 and 2012.

				Commercial
	Residential Real Estate 1-4 Family			Industrial &	Commercial
		Junior Liens &		Agricultural	Industrial &
(Dollars in thousands)	First Liens	Lines of Credit	Construction	Real Estate	Agricultural	Consumer	Total

Allowance at December 31, 2011	$1,049	$308	$1,222	$5,257	$1,651	$236	$9,723
Charge-offs	(251)	(71)	-	(3,298)	(861)	(236)	(4,717)
Recoveries	1	25	-	13	21	88	148
Provision	114	44	(323)	4,478	809	103	5,225
Allowance at December 31, 2012	$913	$306	$899	$6,450	$1,620	$191	$10,379

Allowance at December 31, 2012	$913	$306	$899	$6,450	$1,620	$191	$10,379
Charge-offs	(547)	(45)	-	(2,855)	(363)	(162)	(3,972)
Recoveries	13	-	-	203	100	59	375
Provision	729	17	(608)	1,773	949	60	2,920
Allowance at December 31, 2013	$1,108	$278	$291	$5,571	$2,306	$148	$9,702

Allowance at December 31, 2013	$1,108	$278	$291	$5,571	$2,306	$148	$9,702
Charge-offs	(291)	-	(41)	(408)	(644)	(189)	(1,573)
Recoveries	21	-	-	50	65	82	218
Provision	387	56	(24)	204	46	95	764
Allowance at December 31, 2014	$1,225	$334	$226	$5,417	$1,773	$136	$9,111

The following table shows, by loan class, the loans that were evaluated for the ALL under a specific reserve (individually) and those that were evaluated under a general reserve (collectively), and the amount of the allowance established in each category as of December 31, 2014 and 2013.

				Commercial
	Residential Real Estate 1-4 Family			Industrial &	Commercial
		Junior Liens &		Agricultural	Industrial &
(Dollars in thousands)	First Liens	Lines of Credit	Construction	Real Estate	Agricultural	Consumer	Total

December 31, 2014
Loans evaluated for allowance:
Individually	$1,171	$51	$931	$22,307	$1,298	$-	$25,758
Collectively	160,143	43,744	8,784	304,175	177,773	6,154	700,773
Total	$161,314	$43,795	$9,715	$326,482	$179,071	$6,154	$726,531

Allowance established for loans evaluated:
Individually	$-	$-	$-	$60	$171	$-	$231
Collectively	1,225	334	226	5,357	1,602	136	8,880
Allowance at December 31, 2014	$1,225	$334	$226	$5,417	$1,773	$136	$9,111

December 31, 2013
Loans evaluated for allowance:
Individually	$2,354	$50	$537	$25,107	$1,996	$-	$30,044
Collectively	159,685	40,525	11,982	304,266	168,331	8,580	693,369
Total	$162,039	$40,575	$12,519	$329,373	$170,327	$8,580	$723,413

Allowance established for loans evaluated:
Individually	$9	$-	$-	$89	$1,002	$-	$1,100
Collectively	1,099	278	291	5,482	1,304	148	8,602
Allowance at December 31, 2013	$1,108	$278	$291	$5,571	$2,306	$148	$9,702

Note 7. Premises and Equipment

Premises and equipment consist of:

		December 31
(Dollars in thousands)	Estimated Life	2014	2013
Land		$3,000	$3,033
Buildings and leasehold improvements	15 - 30 years, or lease term	23,342	23,488
Furniture, fixtures and equipment	3 - 10 years	11,341	14,202
Total cost		37,683	40,723
Less: Accumulated depreciation		(22,637)	(24,578)
Net premises and equipment		$15,046	$16,145

The following table shows the amount of depreciation and rental expense for the years ended December 31:

	2014	2013	2012
Depreciation expense	$1,360	$1,419	$1,301
Rent expense on leases	$671	$673	$472

The Corporation leases various premises and equipment for use in banking operations.  Some of these leases provide renewal options of varying terms.  The rental cost of these optional renewals is not included below.  At December 31, 2014, future minimum payments on these leases are as follows:

(Dollars in thousands)
2015	$713
2016	548
2017	520
2018	525
2019	499
2020 and beyond	4,997
$7,802

Note 8. Goodwill and Intangible Assets

The following table summarizes the changes in goodwill:

	For the years ended
	December 31
(Dollars in thousands)	2014	2013

Beginning balance	$9,016	$9,016
Goodwill acquired	-	-
Adjustment to goodwill	-	-
Ending balance	$9,016	$9,016

The following table summarizes the other intangible assets at December 31:

	Core Deposit		Customer List
	2014	2013	2014	2013
Gross carrying amount	$3,252	$3,252	$589	$589
Accumulated amortization	(3,071)	(2,710)	(589)	(433)
Net carrying amount	$181	$542	$-	$156

The following table shows the amortization expense for the years ended December 31:

(Dollars in thousands)	2014	2013	2012
Amortization expense	$517	$425	$435

Core deposit intangibles are amortized over the estimated life of the acquired core deposits.  At December 31, 2014 the remaining life was 6 months.  The customer list intangible is amortized over the estimated life of the acquired customer list.  At December 31, 2014,  the Bank determined the customer list was impaired and recorded an expense to write-off the remaining balance. The following table shows the expected amortization expense for the core deposit intangible:

(Dollars in thousands)
2015	$181

Note 9. Deposits

Deposits are summarized as follows:

	December 31
(Dollars in thousands)	2014	2013
Noninterest-bearing checking	$136,910	$121,565

Interest-bearing checking	194,992	180,450
Money management	388,043	370,401
Savings	62,637	59,394
Total interest-bearing checking and savings	645,672	610,245

Retail time deposits	92,973	108,283
Brokered time deposits	5,626	5,631
Total time deposits	98,599	113,914
Total deposits	$881,181	$845,724

Overdrawn deposit accounts reclassified as loans	$138	$106

The following table shows the maturity of outstanding time deposits of $100,000 or more at December 31, 2014:

	Retail	Brokered	Total
(Dollars in thousands)	Time Deposits	Time Deposits	Time Deposits
Maturity distribution:
Within three months	$4,980	$2,015	$6,995
Over three through six months	5,431	244	5,675
Over six through twelve months	5,007	2,770	7,777
Over twelve months	8,574	356	8,930
Total	$23,992	$5,385	$29,377

At December 31, 2014 the scheduled maturities of time deposits are as follows:

	Retail	Brokered	Total
	Time Deposits	Time Deposits	Time Deposits
(Dollars in thousands)
2015	$56,273	$5,268	$61,541
2016	18,682	250	18,932
2017	9,645	108	9,753
2018	8,365	-	8,365
2019	8	-	8
2020 and beyond	-	-	-
	$92,973	$5,626	$98,599

Note 10. Securities Sold Under Agreements to Repurchase and Long-Term Debt

The Bank's short-term borrowings are comprised of securities sold under agreements to repurchase (Repo) and a line-of-credit with the Federal Home Loan Bank of Pittsburgh (Open Repo Plus).  Securities sold under agreements to repurchase are overnight borrowings between the Bank and its commercial and municipal depositors. These accounts reprice weekly.  Open Repo Plus is a revolving term commitment used on an overnight basis.  The term of this commitment may not exceed 364 days and it reprices daily at market rates.    These borrowings are described below:

	December 31
	2014	2013
	Repurchase	Repurchase
(Dollars in thousands)	Agreements	Agreements
Ending balance	$9,079	$23,834
Weighted average rate at year end	0.15%	0.15%
Range of interest rates paid at year end	0.15%	0.15%
Maximum month-end balance during the year	$17,755	$52,880
Average balance during the year	$8,539	$32,407

Weighted average interest rate during the year	0.15%	0.15%

The collateral for securities sold under agreements to repurchase consists of U.S. Government and U.S. Government agency securities with a fair value of $14 million and $32 million, respectively, at December 31, 2014 and 2013.

A summary of long-term debt at the end of the reporting period follows:

	December 31
(Dollars in thousands)	2014	2013
Loans from the Federal Home Loan Bank	$-	$12,403

The Corporation’s maximum borrowing capacity with the FHLB at December 31, 2014 was $231 million.  The total amount available to borrow at year-end was approximately $231 million.

The Bank closed its Repo product on January 2, 2015 and the remaining balances were transferred to interest-bearing checking accounts.

Note 11. Federal Income Taxes

The temporary differences which give rise to significant portions of deferred tax assets and liabilities are as follows:

(Dollars in thousands)	December 31
Deferred Tax Assets	2014	2013
Allowance for loan losses	$3,098	$3,299
Deferred compensation	1,041	1,015
Purchase accounting	21	50
Deferred loan fees and costs, net	160	160
Capital loss carryover	1,013	887
Other than temporary impairment of investments	369	538
Accumulated other comprehensive loss	1,597	2,420
AMT Credit	192	226
Other	750	1,062
	8,241	9,657
Valuation allowance	(1,200)	(1,250)
Total gross deferred tax assets	7,041	8,407

Deferred Tax Liabilities
Core deposit intangibles	61	184
Depreciation	233	184
Joint ventures and partnerships	39	53
Pension	2,331	2,425
Mortgage servicing rights	49	63
Customer list	-	53
Total gross deferred tax liabilities	2,713	2,962
Net deferred tax asset	$4,328	$5,445

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

The components of the provision for Federal income taxes attributable to income from operations were as follows:

	For the Years Ended December 31
(Dollars in thousands)	2014	2013	2012
Current tax expense	$1,712	$947	$145
Deferred tax expense (benefit)	294	348	367
Income tax provision	$2,006	$1,295	$512

For the years ended December 31, 2014, 2013, and 2012, the income tax provisions are different from the tax expense which would be computed by applying the Federal statutory rate to pretax operating earnings.  A reconciliation between the tax provision at the statutory rate and the tax provision at the effective tax rate is as follows:

	For the Years Ended December 31
(Dollars in thousands)	2014	2013	2012
Tax provision at statutory rate	$3,539	$2,559	$1,998
Income on tax-exempt loans and securities	(1,466)	(1,212)	(1,251)
Nondeductible interest expense relating to carrying tax-exempt obligations	28	30	43
Dividends received exclusion	(7)	(15)	(17)
Income from bank owned life insurance	(163)	(185)	(217)
Life insurance proceeds	-	111	-
Other, net	75	7	(44)
Income tax provision	$2,006	$1,295	$512

Effective income tax rate	19.3%	17.2%	8.7%

At December 31, 2014, the Corporation had a capital loss carryover of $3.6  million.  This loss carryover can only be offset with capital gains for federal income tax purposes.  The tax benefit of this carryover is $1.0 million and the Corporation has recorded a valuation allowance of $1.0 million against the capital loss carryover.

The Corporation recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense for all periods presented.  The Corporation is no longer subject to U.S. Federal examinations by tax authorities for the years before 2011.

Note 12. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss included in shareholders' equity are as follows:

	December 31
	2014	2013
(Dollars in thousands)
Net unrealized gains on securities	$2,352	$(741)
Tax effect	(800)	252
Net of tax amount	1,552	(489)

Net unrealized losses on derivatives	(191)	(561)
Tax effect	65	191
Net of tax amount	(126)	(370)

Accumulated pension adjustment	(6,858)	(5,814)
Tax effect	2,332	1,977
Net of tax amount	(4,526)	(3,837)

Total accumulated other comprehensive loss	$(3,100)	$(4,696)

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

During 2008, the Bank entered into two swap transactions with each swap having a notional amount of $10 million. One swap matured in 2013 and the second swap matures in 2015. According to the terms of each transaction, the Bank pays fixed-rate interest payments and receives floating-rate payments.  The variable rate is indexed to the 91-day Treasury Bill auction (discount) rate and resets weekly. The swaps were entered into in order   to hedge the Corporation’s exposure to changes in cash flows attributable to the effect of interest rate changes on variable-rate liabilities.  At December 31, 2014, the fair value of the swaps was negative $191 thousand and was recognized in accumulated other comprehensive loss, net of tax.  The fair value of assets pledged as collateral for the swaps was $2.1 million at December 31, 2014 and $2.2 million at December 31, 2013.

Information regarding the interest rate swaps as of December 31, 2014 follows:

(Dollars in thousands)				Amount Expected to
be Expensed into
Notional	Maturity	Interest Rate		Earnings within the
Amount	Date	Fixed	Variable	next 12 Months

$10,000	5/30/2015	3.87%	0.04%	$160

Fair Value of Derivative Instruments in the Consolidated Balance Sheets were as follows as of December 31, 2014:

Fair Value of Derivative Instruments
(Dollars in thousands)		Balance Sheet
Date	Type	Location	Fair Value
December 31, 2014	Interest rate contracts	Other liabilities	$191
December 31, 2013	Interest rate contracts	Other liabilities	$561

The Effect of Derivative Instruments on the Statement of Income for the years ended December 31, 2014, 2013 and 2012 follows:

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships
(Dollars in thousands)						Amount of Gain
					Location of	or (Loss)
					Gain or (Loss)	Recognized in
					Recognized in	Income on
			Location of	Amount of Gain	Income on	Derivatives
		Amount of Gain	Gain or (Loss)	or (Loss)	Derivative (Ineffective	(Ineffective Portion
		or (Loss)	Reclassified from	Reclassified from	Portion and Amount	and Amount
		Recognized in OCI	Accumulated OCI	Accumulated OCI	Excluded from	Excluded from
		net of tax on Derivative	into Income	into Income	Effectiveness	Effectiveness
Date	Type	(Effective Portion)	(Effective Portion)	(Effective Portion)	Testing)	Testing)

December 31, 2014	Interest rate contracts	$244	Interest Expense	$(382)	Other income (expense)	$-
December 31, 2013	Interest rate contracts	$358	Interest Expense	$(525)	Other income (expense)	$-
December 31, 2012	Interest rate contracts	$420	Interest Expense	$(736)	Other income (expense)	$-

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

The following table presents the liabilities subject to an enforceable master netting arrangement or repurchase agreements as of December 31, 2014 and December 31, 2013.  As of these dates, all of the Bank’s swap agreement with an institutional counterparty was in a liability position.  Therefore, there were no assets to be recognized in the consolidated statements of condition.  The Bank has no swap agreements with our commercial banking customers.

		Gross	Net Amounts	Gross Amounts Not Offset in the
	Gross	Amounts	of Liabilities	Statements of Condition
	Amounts of	Offset in the	Presented in the
	Recognized	Statements of	Statements of	Financial	Cash Collateral	Net
(Dollars in thousands)	Liabilities	Condition	Condition	Instruments	Pledged	Amount
Interest Rate Swap Agreements

December 31, 2014	$191	$-	$191	$191	$-	$-

December 31, 2013	$561	$-	$561	$561	$-	$-

December 31, 2012	$1,103	$-	$1,103	$1,103	$-	$-

Note 14.  Benefit Plans

The Bank has a 401(k) plan covering substantially all employees of F&M Trust who have completed one year and 1,000 hours of service.  In 2014, employee contributions to the plan were matched at 100% up to 4% of each participant’s deferrals plus 50% of the next 2% of deferrals from participants’ eligible compensation. Under this plan, the maximum amount of employee contributions in any given year is defined by Internal Revenue Service regulations. In addition, a 100% discretionary profit sharing contribution of up to 2% of each employee’s eligible compensation is possible provided net income targets are achieved.  The Personnel Committee of the Corporation’s Board of Directors approves the established net income targets annually. The related expense for the 401(k) plan, and the profit sharing plan as approved by the Board of Directors, was approximately $556 thousand in 2014,  $442 thousand in 2013 and $425 thousand in 2012.

The Bank has a noncontributory pension plan covering substantially all employees of F&M Trust who meet certain age and service requirements.  Benefits are based on years of service and the employee’s compensation using a career average formula for all employees. The pension plan was closed to new participants on April 1, 2007 The Bank’s funding policy is to contribute the annual  amount required to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974.  Contributions are intended to provide not only for the benefits attributed to service to date but also for those expected to be earned in the future. In December 2012, the Bank made an additional contribution of $6.0 million, above the required minimum contribution.. This action brought the plan to a fully funded status and will help reduce future pension expense. Also in 2012, the Bank changed the source of the discount rate used to calculate the benefit obligation, to the Citigroup Above Median Pension Discount Curve from the Citigroup Pension Discount Curve and Liability Index.  The new curve represents bonds that are more like the pension plan assets in terms of duration and quality, and generally results in a higher discount rate.

In 2014, the Bank added a plan option that allows for terminating employees to receive a lump-sum payout of their pension benefits. This option was added in another attempt to control the Bank’s pension liability and expense.

The return on pension assets and the discount rate are the two largest variables in determining pension expense. A low rate environment generally results in higher pension expense. The Bank’s pension expense for each of the last three years is shown in the section of the following table titled “Components of Net Periodic Pension Cost.  The Bank expects the 2015 pension expense to be higher than in 2014 due to a lower discount rate at the end of 2014 as compared to 2013.

In October, 2014, the Society of Actuaries released new mortality tables for pension plans. The new tables are expected to raise the assumed life of plan participants due to refinements in age and gender distribution of participants. This change is expected to result in higher pension contribution requirements, lower balance sheet funded status, pricier lump-sum payouts, and higher PBGC variable rate premiums. The Bank has not adopted the new mortality tables for 2014 reporting. If adopted at year-end 2014, it is estimated that the new tables would reduce the funded status by $1.6 million and increase the 2015 pension expense by $272 thousand over the current 2015 estimate.  The Bank is still in the process of reviewing the effect of the new tables and is also watching the IRS for its decision on adoption of the new table. Therefore an adoption date for the new tables has not been determined.

Pension plan asset classes include cash, fixed income securities and equities.  The fixed income portion is comprised of Government Bonds, Corporate Bonds and Taxable Municipal Bonds; the equity portion is comprised of financial institution equities and individual corporate equities across a broad range of sectors.  Investments are made on the basis of sound economic principles and in accordance with established guidelines.  Target allocations of fund assets measured at fair value are as follows: fixed income, a range of 60%-90%, equities, a range of 10% to 30% and cash as needed. The allocation as of December 31, 2014 is shown in a table within this note.  The Bank manages its pension portfolio in order to closely align the duration of the assets with the duration of the pension liability.

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

The Committee revisits and determines the expected long-term rate of return on Plan assets annually.  The policy of the Committee has been to take a conservative approach to all Plan assumptions.  The expected long-term rate of return was reduced to 6.5% and it is possible that this rate will continue to decline in future years. This rate is reviewed annually and historical investment returns play a significant role in determining what this rate should be.

The following table sets forth the plan’s funded status, based on the December 31, 2014, 2013 and 2012 actuarial valuations.

	For the Years Ended December 31
(Dollars in thousands)	2014	2013	2012

Change in projected benefit obligation

Benefit obligation at beginning of measurement year	$17,281	$18,648	$17,138
Service cost	337	456	460
Interest cost	778	715	716
Actuarial loss	2,529	(1,798)	1,093
Benefits paid	(1,246)	(740)	(759)
Benefit obligation at end of measurement year	19,679	17,281	18,648

Change in plan assets

Fair value of plan assets at beginning of measurement year	18,600	18,764	11,658
Actual return on plan assets net of expenses	2,323	576	1,082
Employer contribution	-	-	6,783
Benefits paid	(1,246)	(740)	(759)
Fair value of plan assets at end of measurement year	19,677	18,600	18,764

Funded status of projected benefit obligation	$(2)	$1,319	$116

Amounts recognized in accumulated other comprehensive	For the Years Ended December 31
income (loss), net of tax	2014	2013	2012

Net actuarial loss	$(7,078)	$(6,159)	$(8,047)
Prior service cost obligation	220	345	471
	(6,858)	(5,814)	(7,576)
Tax effect	2,332	1,977	2,576
Net amount recognized in accumulated other comprehensive loss	$(4,526)	$(3,837)	$(5,000)

	For the Years Ended December 31
Components of net periodic pension cost	2014	2013	2012

Service cost	$337	$456	$460
Interest cost	778	715	716
Expected return on plan assets	(1,163)	(1,247)	(788)
Amortization of prior service cost	(126)	(125)	(125)
Recognized net actuarial loss	450	761	810
Net periodic pension cost	$276	$560	$1,073

	For the Years Ended December 31
	2014	2013	2012
Assumptions used to determine benefit obligations:
Discount rate	3.72%	4.76%	3.89%
Rate of compensation increase	4.00%	4.00%	4.00%

Assumptions used to determine net periodic benefit cost:
Discount rate	4.76%	3.89%	4.18%
Expected long-term return on plan assets	6.50%	7.00%	7.00%
Rate of compensation increase	4.00%	4.00%	4.00%

Asset allocations:
Cash and cash equivalents	4%	10%	35%
Common stocks	33%	33%	22%
Corporate bonds	8%	6%	3%
Municipal bonds	45%	43%	38%
Investment fund - debt	8%	7%	-
Insurance contracts	2%	1%	2%
Total	100%	100%	100%

Shares of the Corporation's common stock held in the plan
Value of shares (in thousands)	$63	$49	$40
Percent of total plan assets	0.3%	0.3%	0.2%

	For the Years Ended December 31
Reconciliation of Funded Status	2014	2013	2012
Funded Status	$(2)	$1,319	$116
Unrecognized net actuarial loss	7,078	6,159	8,047
Unrecognized prior service cost	(220)	(345)	(471)
Net Asset recognized	$6,856	$7,133	$7,692

Accumulated Benefit Obligation	$18,857	$16,596	$17,859

The following table sets forth by level, within the fair value hierarchy, the Plan's investments at fair value as of December 31, 2014 and 2013. For more information on the levels within the fair value hierarchy, please refer to Note 19.

(Dollars in Thousands)	December 31, 2014
Asset Description	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$718	$718	$-	$-
Common stocks	6,437	6,437	-	-
Corporate bonds	1,656	-	1,656	-
Municipal bonds	8,946	-	8,946	-
Investment fund - equity	40	40
Investment fund - debt	1,503	1,503	-	-
Cash value of life insurance	62	-	-	62
Deposit in immediate participation guarantee contract	315	-	-	315
Total assets	$19,677	$8,698	$10,602	$377

(Dollars in Thousands)	December 31, 2013
Asset Description	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,753	$1,753	$-	$-
Common stocks	6,210	6,210	-	-
Corporate bonds	1,162	-	1,162	-
Municipal bonds	8,041	-	8,041	-
Investment fund - debt	1,312	-	1,312	-
Cash value of life insurance	91	-	-	91
Deposit in immediate participation guarantee contract	31	-	-	31
Total assets	$18,600	$7,963	$10,515	$122

The following table sets forth a summary of the changes in the fair value of the Plan's level 3 investments for the years ended December 31, 2014 and 2013:

		Deposits in
		Immediate
	Cash Value	Participation
	of Life	Guarantee
	Insurance	Contract
Balance - January 1, 2014	$91	$31
Unrealized gain (loss) relating to investments held at the reporting date	3	16
Purchases, sales, issuances and settlement, net	(32)	268
Balance - December 31, 2014	$62	$315

Balance - January 1, 2013	$87	$227
Unrealized gain (loss) relating to investments held at the reporting date	4	10
Purchases, sales, issuances and settlement, net	-	(206)
Balance - December 31, 2013	$91	$31

Contributions

The Bank does not expect to make a pension contribution in 2015.

Estimated future benefit payments at December 31, 2014 (in thousands)

2015	$1,022
2016	1,688
2017	1,107
2018	987
2019	1,047
2020-2023	5,324
$11,175

Note 15. Stock Purchase Plans

In 2004, the Corporation adopted the Employee Stock Purchase Plan of 2004 (ESPP), replacing the ESPP of 1994 that expired in 2004. Under the ESPP of 2004, options for 250,000 shares of stock can be issued to eligible employees. The number of shares that can be purchased by each participant is defined by the plan and the Board of Directors sets the option price. However, the option price cannot be less than 90% of the fair market value of a share of the Corporation’s common stock on the date the option is granted.  The Board of Directors also determines the expiration date of the options; however, no option may have a term that exceeds one year from the grant date. ESPP options are exercisable immediately upon grant.  Any shares related to unexercised options are available for future grant.  As of December 31, 2014, there are 204,742 shares available for future grants. The Board of Directors may amend, suspend or terminate the ESPP at any time.  The grant price of the 2014 ESPP options was set at 95% of the stock’s fair value at the time of the award.  There was no compensation expense recognized in 2014, 2013 or 2012 for the ESPP.

In 2002, the Corporation adopted the Incentive Stock Option Plan of 2002 (ISOP). The plan had a 10 year life with regard to awarding options and expired in 2012.  However, awards granted prior to expiration of the plan will continue to be exercisable in accordance with the plan. In 2013, the Corporation approved the Incentive Stock Option Plan of 2013. Under the 2013 ISOP, options for 354,877 shares of stock where authorized to be issued to selected Officers, as defined in the plan.  The number of options available to be awarded to each eligible Officer is determined by the Board of Directors, but is limited with respect to the aggregate fair value of the options as defined in the plan.  The exercise price of the option may be no less than 100% of the fair value of a share of the Corporation’s common stock on the date the option is granted.  The options have a life of 10 years and may be exercised only after the optionee has completed 6 months of continuous employment with the Corporation or its Subsidiary immediately following the grant date, or upon a change of control as defined in the plan.  If awards are granted, the Corporation uses the “simplified” method for estimating the expected term of the ISO award.  The risk-free interest rate is the U.S. Treasury rate commensurate with the expected average life of the option at the date of grant. There were no shares issued in 2014 and 2013 under the 2013 ISOP. At December 31, 2014 there were 354,877 shares available for issue under the 2013 ISOP.

The ESPP and ISOP options outstanding at December 31, 2014 are all exercisable.  The ESPP options expire on July 2, 2015 and the ISOP options expire 10 years from the grant date.  The following table summarizes the stock option activity:

(Dollars in thousands except share and per share data)
	ESPP	Weighted Average	Aggregate
	Options	Price Per Share	Intrinsic Value
Balance Outstanding at December 31, 2011	25,695	16.75
Granted	38,904	12.64
Exercised	(140)	12.64
Expired	(26,832)	16.58
Balance Outstanding at December 31, 2012	37,627	$12.64
Granted	34,417	15.24
Exercised	(4,007)	12.84
Expired	(35,758)	12.77
Balance Outstanding at December 31, 2013	32,279	$15.24
Granted	27,502	18.91
Exercised	(3,793)	15.55
Expired	(30,112)	15.40
Balance Outstanding at December 31, 2014	25,876	$18.91	$80

	ISOP	Weighted Average
	Options	Price Per Share
Balance Outstanding at December 31, 2011	82,874		23.42
Granted	-		-
Exercised	-		-
Forfeited	(20,550)		21.89
Balance Outstanding at December 31, 2012	62,324		$23.93
Granted	-		-
Exercised	-		-
Forfeited	(6,499)		21.51
Balance Outstanding at December 31, 2013	55,825	$	$ 24.21
Granted	-		-
Exercised	-		-
Forfeited	(11,750)		27.67
Balance Outstanding at December 31, 2014	44,075	$	$ 23.29	-

The following table provides information about the options outstanding at December 31, 2014:

	Options			Weighted
	Outstanding	Exercise Price or	Weighted Average	Average Remaining
Stock Option Plan	and Exercisable	Price Range	Exercise Price	Life (years)
Employee Stock Purchase Plan	25,876	$ 18.91	$18.91	0.5

Incentive Stock Option Plan	10,200	$ 16.11	$16.11	4.2
Incentive Stock Option Plan	19,675	$23.77 - $24.92	24.05	2.6
Incentive Stock Option Plan	14,200	$27.37 - $27.42	27.39	1.5
ISOP Total/Average	44,075		$23.29	2.6

Note 16. Deferred Compensation Agreement

The Corporation has entered into deferred compensation agreements with four directors that provides for the payment of benefits over a ten-year period, beginning at age 65.  At inception, the present value of the obligations under these deferred compensation agreements amounted to approximately $600 thousand, which is being accrued over the estimated remaining service period of these  directors.  Expense associated with the agreements was $18 thousand for 2014 and 2013, and $20 thousand for 2012.  Payments for the directors deferred compensation plan are scheduled through 2022.

The Bank also has a Director’s Deferred Compensation Plan, whereby each director may voluntarily participate and elect each year to defer all or a portion of their Bank director’s fees. Each participant directs the investment of their own account among various publicly available mutual funds designated by the Bank’s Investment and Trust Services department. Changes in the account balance beyond the amount deferred to the account are solely the result of the performance of the selected mutual fund. The Bank maintains an offsetting asset and liability for the deferred account balances and the annual expense is recorded as a component of director’s fees as if it were a direct payment to the director. The Bank will not incur any expense when the account goes into payout.

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

Note 17.  Shareholders’ Equity

The Board of Directors, from time to time, authorizes the repurchase of the Corporation’s $1.00 par value common stock. The repurchased shares will be held as Treasury shares available for issuance in connection with future stock dividends and stock splits, employee benefit plans, executive compensation plans, the Dividend Reinvestment Plan and other appropriate corporate purposes. The term of the repurchase plans is normally one year.  The Corporation held 388,234 and 392,027 shares at cost at December 31, 2014 and 2013, respectively.

The Corporation’s dividend reinvestment plan (DRIP) allows for shareholders to purchase additional shares of the Corporation’s common stock by reinvesting cash dividends paid on their shares or through optional cash payments. The Corporation has authorized one million (1,000,000) shares of its currently authorized common stock to be issued under the amended plan.  During 2014, 45,864 shares of common stock were purchased through the dividend reinvestment plan at a value of $923 thousand and 692,340 shares remain to be issued.

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

Unless noted otherwise, the Bank does not require collateral or other security to support financial instruments with credit risk.  The Bank had the following outstanding commitments as of December 31:

(Dollars in thousands)	2014	2013
Financial instruments whose contract amounts represent credit risk
Commercial commitments to extend credit	$204,069	$175,702
Consumer commitments to extend credit (secured)	38,654	38,097
Consumer commitments to extend credit (unsecured)	5,569	5,555
	$248,292	$219,354
Standby letters of credit	$22,717	$20,151

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

Standby letters of credit are instruments issued by the Bank, which guarantee the beneficiary payment by the Bank in the event of default by the Bank’s customer in the nonperformance of an obligation or service.  Most standby letters of credit are extended for one-year periods.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank holds collateral supporting those commitments for which collateral is deemed necessary primarily in the form of certificates of deposit and liens on real estate. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of December 31, 2014 and 2013 for guarantees under standby letters of credit issued is not material.

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

The following methods and assumptions were used to estimate the fair values of the Corporation’s financial instruments at December 31, 2014 and 2013.

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

The fair value of the Corporation's financial instruments are as follows:

	December 31, 2014
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3

Financial assets:
Cash and cash equivalents	$48,593	$48,593	$48,593	$-	$-
Investment securities available for sale	171,751	171,751	1,053	170,698	-
Restricted stock	438	438	-	438	-
Loans held for sale	389	389	-	389	-
Net loans	717,420	721,680	-	-	721,680
Accrued interest receivable	3,038	3,038	-	3,038	-
Mortgage servicing rights	143	143	-	-	143

Financial liabilities:
Deposits	$881,181	$881,289	$-	$881,289	$-
Securities sold under agreements to repurchase	9,079	9,079	-	9,079	-
Accrued interest payable	169	169	-	169	-
Interest rate swaps	191	191	-	191	-

	December 31, 2013
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3

Financial assets:
Cash and cash equivalents	$40,745	$40,745	$40,745	$-	$-
Investment securities available for sale	159,674	159,674	1,970	157,704	-
Restricted stock	1,906	1,906	-	1,906	-
Loans held for sale	349	349	-	349	-
Net loans	713,711	722,119	-	-	722,119
Accrued interest receivable	3,087	3,087	-	3,087	-
Mortgage servicing rights	184	184	-	-	184

Financial liabilities:
Deposits	$845,724	$846,289	$-	$846,289	$-
Securities sold under agreements to repurchase	23,834	23,834	-	23,834	-
Long-term debt	12,403	12,999	-	12,999	-
Accrued interest payable	229	229	-	229	-
Interest rate swaps	561	561	-	561	-

Recurring Fair Value Measurements

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2014 and 2013 are as follows:

(Dollars in Thousands)	Fair Value at December 31, 2014
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities	$1,053	$-	$-	$1,053
U.S. Government and Agency securities	-	15,963	-	15,963
Municipal securities	-	68,366	-	68,366
Trust Preferred Securities	-	5,137	-	5,137
Agency mortgage-backed securities	-	79,494	-	79,494
Private-label mortgage-backed securities	-	1,695	-	1,695
Asset-backed securities	-	43	-	43
Total assets	$1,053	$170,698	$-	$171,751

Liability Description
Interest rate swaps	$-	$191	$-	$191
Total liabilities	$-	$191	$-	$191

(Dollars in Thousands)	Fair Value at December 31, 2013
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities	$1,970	$-	$-	$1,970
U.S. Government and Agency securities	-	11,751	-	11,751
Municipal securities	-	56,857	-	56,857
Corporate debt securities	-	1,001	-	1,001
Trust Preferred Securities	-	5,051	-	5,051
Agency mortgage-backed securities	-	81,027	-	81,027
Private-label mortgage-backed securities	-	1,969	-	1,969
Asset-backed securities	-	48	-	48
Total assets	$1,970	$157,704	$-	$159,674

Liability Description
Interest rate swaps	$-	$561	$-	$561
Total liabilities	$-	$561	$-	$561

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

Nonrecurring Fair Value Measurements

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2014 and 2013 are as follows:

(Dollars in Thousands)
	Fair Value at December 31, 2014
Asset Description	Level 1	Level 2	Level 3	Total
Impaired loans (1)	$-	$-	$3,469	$3,469
Other real estate owned (1)	-	-	760	760
Mortgage servicing rights	-	-	143	143
Total assets	$-	$-	$4,372	$4,372

(Dollars in Thousands)	Fair Value at December 31, 2013
Asset Description	Level 1	Level 2	Level 3	Total
Impaired loans (1)	$-	$-	$8,588	$8,588
Other real estate owned (1)	-	-	498	498
Mortgage servicing rights	-	-	184	184
Total assets	$-	$-	$9,270	$9,270

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

The Corporation did not record any liabilities at fair value for which measurement of the fair value was made on a nonrecurring basis at December 31, 2014. For financial assets and liabilities measured at fair value on a recurring basis, there were no transfers of financial assets or liabilities between Level 1 and Level 2 during the period ending December 31, 2014.

The following table presents additional quantitative information about Level 3 assets measured at fair value on a nonrecurring basis:

(Dollars in Thousands)	Quantitative Information about Level 3 Fair Value Measurements
Range
December 31, 2014	Fair Value	Valuation Technique	Unobservable Input	(Weighted Average)
Impaired loans (1)	$ 3,469	Appraisal	Appraisal Adjustments (2)	0% - 100% (26%)
			Cost to sell	0% - 10% (5%)
Other real estate owned (1)	760	Appraisal	Appraisal Adjustments (2)
			Cost to sell	8% (8%)
Mortgage servicing rights	143	Discounted Cash Flow (3)

Range
December 31, 2013	Fair Value	Valuation Technique	Unobservable Input	(Weighted Average)
Impaired loans (1)	$ 8,588	Appraisal	Appraisal Adjustments (2)	0% - 60% (5%)
			Cost to sell	5% - 13.5% (7%)
Other real estate owned (1)	498	Appraisal	Appraisal Adjustments (2)
			Cost to sell	8% (8%)
Mortgage servicing rights	184	Discounted Cash Flow (3)

(1) Includes assets directly charged-down to fair value during the year-to-date period.
(2) Qualitative adjustments are discounts specific to each asset and are made as needed.
(3) Valuation and inputs are determined by a third-party pricing service without adjustment.

Note 20. Parent Company (Franklin Financial Services Corporation) Financial Information

Balance Sheets	December 31
(Dollars in thousands)	2014	2013
Assets:
Cash and cash equivalents	$414	$601
Investment securities, available for sale	-	914
Equity investment in subsidiaries	101,784	91,746
Other assets	1,323	2,235
Total assets	$103,521	$95,496

Liabilities:
Other liabilities	$-	$108
Total liabilities	-	108
Shareholders' equity	103,521	95,388
Total liabilities and shareholders' equity	$103,521	$95,496

Statements of Income	Years Ended December 31
(Dollars in thousands)	2014	2013	2012
Income:
Dividends from Bank subsidiary	$1,151	$2,529	$2,680
Interest and dividend income	15	31	29
Net OTTI losses recognized in earnings	-	(50)	-
Securities gains (losses), net	82	30	(1)
	1,248	2,540	2,708
Expenses:
Operating expenses	795	752	734
Income before income taxes and equity in undistributed income of subsidiaries	453	1,788	1,974
Income tax benefit	241	259	249
Equity in undistributed income of subsidiaries	7,708	4,185	3,142
Net income	$8,402	$6,232	$5,365

Statements of Comprehensive Income

	Years ended December 31
(Dollars in thousands)	2014	2013	2012
Net Income	$8,402	$6,232	$5,365
Securities:
Unrealized (losses) gains arising during the period	(236)	425	73
Reclassification adjustment for net (gains) losses included in net income	(82)	20	1
Net unrealized (losses) gains	(318)	445	74
Tax effect	108	(151)	(25)
Net of tax amount	(210)	294	49
Total other comprehensive (loss) income	(210)	294	49
Total Comprehensive Income	$8,192	$6,526	$5,414

Statements of Cash Flows	Years Ended December 31
(Dollars in thousands)	2014	2013	2012
Cash flows from operating activities
Net income	$8,402	$6,232	$5,365
Adjustments to reconcile net income to net cash provided
by operating activities:
Equity in undistributed income of subsidiary	(7,708)	(4,185)	(3,142)
Securities (gains) losses	(82)	(30)	1
OTTI writedown on equity securities	-	50	-
Decrease (increase) in other assets	498	(321)	(262)
Decrease in other liabilities	-	-	(12)
Net cash provided by operating activities	1,110	1,746	1,950

Cash flows from investing activities
Proceeds from sales of investment securities	568	312	-
Net cash provided by investing activities	568	312	-

Cash flows from financing activities
Dividends paid	(2,847)	(2,810)	(3,170)
Treasury stock issued under stock option plans	59	52	2
Common stock issued under dividend reinvestment plan	923	926	1,174
Net cash used in financing activities	(1,865)	(1,832)	(1,994)
(Decrease) increase in cash and cash equivalents	(187)	226	(44)
Cash and cash equivalents as of January 1	601	375	419
Cash and cash equivalents as of December 31	$414	$601	$375

Note 21. Quarterly Results of Operations  (unaudited)

The following is a summary of the quarterly results of consolidated operations of Franklin Financial for the years ended December 31, 2014 and 2013:

(Dollars in thousands, except per share)	Three months ended

2014	March 31	June 30	September 30	December 31

Interest income	$8,574	$8,761	$8,830	$8,629
Interest expense	830	817	799	734
Net interest income	7,744	7,944	8,031	7,895
Provision for loan losses	198	266	-	300
Other noninterest income	2,380	2,641	2,788	2,791
Securities gains (losses)	-	221	(20)	59
Noninterest expense	7,688	7,615	7,748	8,251
Income before income taxes	2,238	2,925	3,051	2,194
Federal income tax expense	412	606	641	347
Net Income	$1,826	$2,319	$2,410	$1,847
Basic earnings per share	$0.44	$0.55	$0.57	$0.44
Diluted earnings per share	$0.44	$0.55	$0.57	$0.44
Dividends declared per share	$0.17	$0.17	$0.17	$0.17

(Dollars in thousands, except per share)	Three months ended

2013	March 31	June 30	September 30	December 31

Interest income	$9,102	$8,876	$8,941	$9,123
Interest expense	1,242	1,296	945	896
Net interest income	7,860	7,580	7,996	8,227
Provision for loan losses	803	803	350	965
Other noninterest income	2,384	2,422	2,529	2,584
Securities (losses) gains	-	(21)	(25)	4
Noninterest expense	7,582	7,625	7,382	8,503
Income before income taxes	1,859	1,553	2,768	1,347
Federal income tax expense	308	198	583	206
Net Income	$1,551	$1,355	$2,185	$1,141
Basic earnings per share	$0.38	$0.33	$0.53	$0.27
Diluted earnings per share	$0.38	$0.33	$0.53	$0.27
Dividends declared per share	$0.17	$0.17	$0.17	$0.17

Due to rounding, the sum of the quarters may not equal the amount reported for the year.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2014, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Management Report on Internal Control Over Financial Reporting

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (1992).  Based on this assessment, management concluded that, as of December 31, 2014, the Corporation’s internal control over financial reporting is effective based on those criteria.

There were no changes during the fourth quarter of 2014 in the Corporation’s internal control over financial reporting which materially affected, or which are reasonably likely to affect, the Corporation’s internal control over financial reporting.

The Corporation’s independent registered public accounting firm has audited the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2014.  Their report is included herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Franklin Financial Services Corporation

Chambersburg, Pennsylvania

We have audited Franklin Financial Services Corporation and its subsidiaries’ (the “Corporation”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Franklin Financial Services Corporation and its subsidiaries as of December 31, 2014 and 2013 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended, and our report dated March 16, 2015 expressed an unqualified opinion.

/s/ BDO USA, LLP

Harrisburg, Pennsylvania

March 16, 2015

Item 9B.  Other Information

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item relating to the directors and executive officers of the Corporation is incorporated herein by reference to the information set forth under the heading “INFORMATION CONCERNING THE ELECTION OF DIRECTORS - Information about Nominees, Continuing Directors and Executive Officers” and under the heading “ADDITIONAL INFORMATION – Key Employees” appearing in the Corporation's proxy statement dated March 19, 2015.

The information required by this item relating to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information set forth under the heading “ADDITIONAL INFORMATION - Compliance with Section 16(a) of the Exchange Act” appearing in the Corporation's proxy statement dated March 19, 2015.

The information required by this item relating to the Corporation's code of ethics is incorporated herein by reference to the information set forth under the heading “INFORMATION CONCERNING CORPORATE GOVERNANCE POLICIES, PRACTICES AND PROCEDURES” appearing in the Corporation's proxy statement dated March 19, 2015.  The Corporation will file on Form 8-K any amendments to, or waivers from, the code of ethics applicable to any of its directors or executive officers.

The information required by this item relating to material changes to the procedures by which the Corporation's shareholders may recommend nominees to the Board of Directors is incorporated herein by reference to the information set forth under the heading “INFORMATION CONCERNING THE ELECTION OF DIRECTORS - Nominations for Election of Directors” appearing in the Corporation's proxy statement dated March 19, 2015.

The information required by this item relating to the Corporation's audit committee and relating to an audit committee financial expert is incorporated herein by reference to the information set forth under the heading “BOARD STRUCTURE AND COMMITTEES - Audit Committee” appearing in the Corporation's proxy statement dated March 19, 2015.

Item 11.  Executive Compensation

The information required by this item relating to executive compensation is incorporated herein by reference to the information set forth under the heading “EXECUTIVE COMPENSATION” appearing in the Corporation's proxy statement dated March 19, 2015; provided, however, that the information set forth under the subheading “Compensation Committee Report” is intended to be furnished and not filed.

The information required by this item relating to the compensation committee interlocks and insider participation is incorporated herein by reference to the information set forth under the heading “BOARD STRUCTURE AND COMMITTEES - Compensation Committee Interlocks and Insider Participation” appearing in the Corporation's proxy statement dated March 19, 2015.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item relating to securities authorized for issuance under executive compensation plans is incorporated herein by reference to the information set forth under the heading “EXECUTIVE COMPENSATION – Compensation Tables and Additional Compensation Disclosure” appearing in the Corporation's proxy statement dated March 19, 2015.

The information required by this item relating to security ownership of certain beneficial owners is incorporated herein by reference to the information set forth under the heading “GENERAL INFORMATION - Voting of Shares and Principal Holders Thereof'” appearing in the Corporation's proxy statement dated March 19, 2015.

The information required by this item relating to security ownership of management is incorporated herein by reference to the information set forth under the heading “INFORMATION CONCERNING THE ELECTION OF DIRECTORS - Information about Nominees, Continuing Directors and Executive Officers” appearing in the Corporation's proxy statement dated March 19, 2015.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item relating to transactions with related persons is incorporated herein by reference to the information set forth under the heading “ADDITIONAL INFORMATION - Transactions with Related Persons” appearing in the Corporation's proxy statement dated March 19, 2015.

The information required by this item relating to director independence is incorporated herein by reference to the information set forth under the heading “INFORMATION CONCERNING THE ELECTION OF DIRECTORS -Director Independence “ and under the heading “ADDITIONAL INFORMATION - Transactions with Related Persons” appearing in the Corporation's proxy statement dated March 19, 2015.

Item 14.  Principal Accountant Fees and Services

The information required by this item relating to principal accountant fees and services is incorporated herein by reference to the information set forth under the heading “RELATIONSHIP WITH INDEPENDENT PUBLIC ACCOUNTANTS” appearing in the Corporation's proxy statement dated March 19, 2015.

Part IV

Item 15.  Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1)  The following Consolidated Financial Statements of the Corporation:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets – December 31, 2014 and 2013,

Consolidated Statements of Income – Years ended December 31, 2014, 2013 and 2012,

Consolidated Statements of Comprehensive Income – Years ended December 31, 2014, 2013 and 2012,

Consolidated Statements of Changes in Shareholders’ Equity – Years ended December 31, 2014, 2013 and 2012,

Consolidated Statements of Cash Flows - Years ended December 31, 2014, 2013 and 2012,

Notes to Consolidated Financial Statements.

(2)  All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and have therefore been omitted.

(3)  The following exhibits are part of this report:

3.1	Articles of Incorporation of the Corporation
3.2	Bylaws of the Corporation
4.	Instruments defining the rights of security holders, including indentures, are contained in the Articles of Incorporation (Exhibit 3.1) and the Bylaws (Exhibit 3.2)
10.1	Deferred Compensation Agreements with Bank Directors*
10.2	Directors’ Deferred Compensation Plan*
10.3	Incentive Stock Option Plan of 2002*
10.4	Management Group Pay for Performance Plan*
10.5	Directors Pay for Performance Plan*
10.6	Incentive Stock Option Plan of 2013*
14.	Code of Ethics posted on the Corporation’s website
21.	Subsidiaries of the Corporation
23.1	Consent of BDO USA, LLP
23.2	Consent of Baker Tilly Virchow Krause, LLP
31.1	Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer)
31.2	Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer)
32.1	Section 1350 Certification (Chief Executive Officer)
32.2	Section 1350 Certification (Chief Financial Officer)
101	Interactive Data File (XBRL)

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

Dated: March 12, 2015

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ G. Warren Elliott	Chairman of the Board and Director	March 12, 2015
G. Warren Elliott

/s/ William E. Snell, Jr.	President and Chief Executive Officer and Director	March 12, 2015
William E. Snell, Jr.	(Principal Executive Officer)

/s/ Mark R. Hollar	Treasurer and Chief Financial Officer	March 12, 2015
Mark R. Hollar	(Principal Financial and Accounting Officer)

/s/ Martin R. Brown	Director	March 12, 2015
Martin R. Brown

/s/ Gregory A. Duffey	Director	March 12, 2015
Gregory A. Duffey

/s/ Daniel J. Fisher	Director	March 12, 2015
Daniel J. Fisher

/s/ Donald A. Fry	Director	March 12, 2015
Donald A. Fry

/s/ Allan E. Jennings, Jr.	Director	March 12, 2015
Allan E. Jennings, Jr.

/s/ Richard E. Jordan, III	Director	March 12, 2015
Richard E. Jordan, III

/s/ Stanley J. Kerlin	Director	March 12, 2015
Stanley J. Kerlin

/s/ Patricia D. Lacy	Director	March 12, 2015
Patricia D. Lacy

/s/ Donald H. Mowery	Director	March 12, 2015
Donald H. Mowery

	Director	March 12, 2015
Martha B. Walker

Exhibit Index for the Year

Ended December 31, 2014

Item	Description
3.1	Articles of Incorporation of the Corporation
3.2	Bylaws of the Corporation
4.	Instruments defining the rights of securities holders, including indentures, are contained in the Articles of Incorporation (Exhibit 3.1) and Bylaws (Exhibit 3.2)
10.1	Deferred Compensation Agreements with Bank Directors*
10.2	Director’s Deferred Compensation Plan*
10.3	Incentive Stock Option Plan of 2002 (Filed as Exhibit 99.1 to Registration Statement No. 333-90348 on Form S-8 and incorporated herein by reference)*
10.4	Management Group Pay for Performance Program*
10.5	Directors Pay for Performance Program*
10.6	Incentive Stock Option Plan of 2013 (Filed as Exhibit 10.1 to Registration Statement No. 333-193655 on Form S-8 filed January 30, 2014 and incorporated herein by reference)*
14.	Code of Ethics posted on the Corporation’s website
21.	Subsidiaries of Corporation - filed herewith
23.1	Consent of BDO USA, LLP – filed herewith
23.2	Consent of Baker Tilly Virchow Krause, LLP – filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer) – filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer) – filed herewith
32.1	Section 1350 Certification (Chief Executive Officer) – filed herewith
32.2	Section 1350 Certification (Chief Financial Officer) – filed herewith
101	Interactive Data File (XBRL)

* Compensatory plan or arrangement.