Form 10-Q
period 2015-03-31
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2015-05-11
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March  31, 2015

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

There were 4,230,122 outstanding shares of the Registrant’s common stock as of April 30, 2015.

Part I FINANCIAL INFORMATION

Item 1 Financial Statements

Consolidated Balance Sheets

	(unaudited)
(Dollars in thousands, except share and per share data)	March 31	December 31
	2015	2014
Assets
Cash and due from banks	$21,277	$14,258
Interest-bearing deposits in other banks	44,050	34,335
Total cash and cash equivalents	65,327	48,593
Investment securities available for sale, at fair value	176,740	171,751
Restricted stock	438	438
Loans held for sale	155	389
Loans	722,958	726,531
Allowance for loan losses	(9,210)	(9,111)
Net Loans	713,748	717,420
Premises and equipment, net	14,843	15,046
Bank owned life insurance	22,237	22,098
Goodwill	9,016	9,016
Other intangible assets	90	181
Other real estate owned	4,018	3,666
Deferred tax asset, net	4,659	4,328
Other assets	8,066	8,522
Total assets	$1,019,337	$1,001,448

Liabilities
Deposits
Noninterest-bearing checking	$147,876	$136,910
Money management, savings and interest checking	662,661	645,672
Time	94,858	98,599
Total Deposits	905,395	881,181
Securities sold under agreements to repurchase	-	9,079
Other liabilities	7,980	7,667
Total liabilities	913,375	897,927

Shareholders' equity
Common stock, $1 par value per share,15,000,000 shares authorized with
4,616,224 shares issued and 4,228,195 shares outstanding at March 31, 2015 and
4,606,564 shares issued and 4,218,330 shares outstanding at December 31, 2014	4,616	4,607
Capital stock without par value, 5,000,000 shares authorized with no
shares issued and outstanding	-	-
Additional paid-in capital	37,707	37,504
Retained earnings	73,618	71,452
Accumulated other comprehensive loss	(3,041)	(3,100)
Treasury stock, 388,029 shares at March 31, 2015 and 388,234 shares at
December 31, 2014, at cost	(6,938)	(6,942)
Total shareholders' equity	105,962	103,521
Total liabilities and shareholders' equity	$1,019,337	$1,001,448

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Income

	For the Three Months Ended
(Dollars in thousands, except per share data) (unaudited)	March 31
	2015	2014
Interest income
Loans, including fees	$7,376	$7,511
Interest and dividends on investments:
Taxable interest	636	641
Tax exempt interest	408	358
Dividend income	51	25
Deposits and obligations of other banks	55	39
Total interest income	8,526	8,574

Interest expense
Deposits	641	702
Securities sold under agreements to repurchase	-	7
Long-term debt	-	121
Total interest expense	641	830
Net interest income	7,885	7,744
Provision for loan losses	325	198
Net interest income after provision for loan losses	7,560	7,546

Noninterest income
Investment and trust services fees	1,263	1,091
Loan service charges	174	167
Mortgage banking activities	8	12
Deposit service charges and fees	490	464
Other service charges and fees	296	267
Debit card income	318	306
Increase in cash surrender value of life insurance	139	143
Other real estate owned (losses) gains, net	32	(122)
Other	224	52
Net OTTI losses recognized in earnings	(20)	-
Gain on conversion	728	-
Total noninterest income	3,652	2,380

Noninterest expense
Salaries and employee benefits	4,083	4,251
Net occupancy expense	615	675
Furniture and equipment expense	231	254
Advertising	188	316
Legal and professional fees	296	265
Data processing	467	391
Pennsylvania bank shares tax	196	173
Intangible amortization	90	104
FDIC insurance	148	232
ATM/debit card processing	187	179
Other	988	848
Total noninterest expense	7,489	7,688
Income before federal income tax expense	3,723	2,238
Federal income tax expense	839	412
Net income	$2,884	$1,826

Per share
Basic earnings per share	$0.68	$0.44
Diluted earnings per share	$0.68	$0.44
Cash dividends declared	$0.17	$0.17

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Comprehensive Income

	For the Three Months Ended
	March 31
(Dollars in thousands) (unaudited)	2015	2014
Net Income	$2,884	$1,826

Securities:
Unrealized gains arising during the period	723	1,420
Reclassification adjustment for gains included in net income (1)	(728)	-
Net unrealized (losses) gains	(5)	1,420
Tax effect	2	(483)
Net of tax amount	(3)	937

Derivatives:
Unrealized losses arising during the period	(1)	(8)
Reclassification adjustment for losses included in net income (2)	96	95
Net unrealized gains	95	87
Tax effect	(33)	(30)
Net of tax amount	62	57

Total other comprehensive income	59	994
Total Comprehensive Income	$2,943	$2,820

Reclassification adjustment / Statement line item	Tax expense (benefit)
(1) Securities / gain on conversion	$248	$-
(2) Derivatives / interest expense on deposits	$(33)	$(32)

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Changes in Shareholders' Equity

For the Three months March 31, 2015 and 2014:

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
(Dollars in thousands, except per share data) (unaudited)	Stock	Capital	Earnings	Loss	Stock	Total
Balance at December 31, 2013	$4,561	$36,636	$65,897	$(4,696)	$(7,010)	$95,388
Net income	-	-	1,826	-	-	1,826
Other comprehensive income	-	-	-	994	-	994
Cash dividends declared, $.17 per share	-	-	(709)	-	-	(709)
Treasury shares issued under stock option plans, 223 shares	-	-	-	-	4	4
Common stock issued under dividend reinvestment plan, 9,795 shares	10	160	-	-	-	170
Balance at March 31, 2014	$4,571	$36,796	$67,014	$(3,702)	$(7,006)	$97,673

Balance at December 31, 2014	$4,607	$37,504	$71,452	$(3,100)	$(6,942)	$103,521
Net income	-	-	2,884	-	-	2,884
Other comprehensive income	-	-	-	59	-	59
Cash dividends declared, $.17 per share	-	-	(718)	-	-	(718)
Treasury shares issued under stock option plans, 205 shares	-	-	-	-	4	4
Common stock issued under dividend reinvestment plan, 9,660 shares	9	203	-	-	-	212
Balance at March 31, 2015	$4,616	$37,707	$73,618	$(3,041)	$(6,938)	$105,962

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows

	Three Months Ended March 31
	2015	2014
(Dollars in thousands) (unaudited)
Cash flows from operating activities
Net income	$2,884	$1,826
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	339	372
Net amortization of loans and investment securities	377	428
Amortization and net change in mortgage servicing rights valuation	11	8
Amortization of intangibles	90	104
Provision for loan losses	325	198
Gain on conversion	(728)	-
Impairment writedown on securities recognized in earnings	20	-
Loans originated for sale	(882)	(1,443)
Proceeds from sale of loans	1,116	1,636
Writedown of other real estate owned	-	120
Net (gain) loss on sale or disposal of other real estate/other repossessed assets	(32)	2
Increase in cash surrender value of life insurance	(139)	(143)
Decrease in other assets	198	91
Increase in other liabilities	278	440
Net cash provided by operating activities	3,857	3,639

Cash flows from investing activities
Proceeds from maturities and paydowns of securities available for sale	6,399	5,844
Purchase of investment securities available for sale	(11,146)	(6,816)
Net decrease (increase) in loans	2,982	(2,787)
Capital expenditures	(120)	(218)
Proceeds from sale of other real estate/other repossessed assets	129	279
Net cash used in investing activities	(1,756)	(3,698)

Cash flows from financing activities
Net increase in demand deposits, NOW, and savings accounts	27,955	50,762
Net decrease in time deposits	(3,741)	(3,601)
Net decrease in repurchase agreements	(9,079)	(7,929)
Long-term debt payments	-	(2)
Dividends paid	(718)	(709)
Treasury stock issued under stock option plans	4	4
Common stock issued under dividend reinvestment plan	212	170
Net cash provided by financing activities	14,633	38,695

Increase in cash and cash equivalents	16,734	38,636
Cash and cash equivalents as of January 1	48,593	40,745
Cash and cash equivalents as of March 31	$65,327	$79,381

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest on deposits and other borrowed funds	$611	$786
Income taxes	$262	$20

Noncash Activities
Loans transferred to Other Real Estate	$449	$-

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, and cash flows as of March 31, 2015, and for all other periods presented have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted.  It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s 2014 Annual Report on Form 10-K.  The consolidated results of operations for the period ended March 31, 2015 are not necessarily indicative of the operating results for the full year.  Management has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.

The consolidated balance sheet at December 31, 2014 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete consolidated financial statements.

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

Earnings per share are computed based on the weighted average number of shares outstanding during each period end.  A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

	For the Three Months Ended
	March 31
(Dollars and shares in thousands, except per share data)	2015	2014
Weighted average shares outstanding (basic)	4,223	4,172
Impact of common stock equivalents	6	5
Weighted average shares outstanding (diluted)	4,229	4,177
Anti-dilutive options excluded from calculation	29	40
Net income	$2,884	$1,826
Basic earnings per share	$0.68	$0.44
Diluted earnings per share	$0.68	$0.44

Note 2. Recent Accounting Pronouncements

Receivables (Topic 310): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure. ASU 2014-04 “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure” clarifies that a creditor is considered to have physical possession of residential real estate that is collateral for a residential mortgage loan when it obtains legal title to the collateral or a deed in lieu of foreclosure or similar legal agreement is completed.  Consequently, it should reclassify the loan to other real estate owned at that time.  ASU 2014-04 applies to all creditors who obtain physical possession resulting from an in substance repossession or foreclosure of residential real estate property collateralizing a consumer mortgage loan in satisfaction of a receivable.  The ASU does not apply to commercial real estate loans, as the foreclosure process and applicable laws for those assets are significantly different from residential real estate.  The ASU is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014.  ASU 2014-04 did not have a material effect on the Corporation’s financial statements.

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

Note 3. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss included in shareholders' equity are as follows:

	March 31,	December 31,
	2015	2014
(Dollars in thousands)
Net unrealized gains on securities	$2,347	$2,352
Tax effect	(798)	(800)
Net of tax amount	1,549	1,552

Net unrealized losses on derivatives	(96)	(191)
Tax effect	32	65
Net of tax amount	(64)	(126)

Accumulated pension adjustment	(6,858)	(6,858)
Tax effect	2,332	2,332
Net of tax amount	(4,526)	(4,526)

Total accumulated other comprehensive loss	$(3,041)	$(3,100)

Note 4. Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Bank generally holds collateral and/or personal guarantees supporting these commitments.  The Bank had $24.0 million and $22.7 million of standby letters of credit as of March  31, 2015 and December 31, 2014, respectively. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The amount of the liability as of March 31, 2015 and December 31, 2014 for guarantees under standby letters of credit issued was not material.

Note 5. Investments

The amortized cost and estimated fair value of investment securities available for sale as of March 31, 2015 and December 31, 2014 is as follows:

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
March 31, 2015	cost	gains	losses	value
Equity securities	$1,002	$55	$(14)	$1,043
U.S. Government and Agency securities	16,435	228	(35)	16,628
Municipal securities	71,333	1,972	(241)	73,064
Trust preferred securities	5,946	-	(756)	5,190
Agency mortgage-backed securities	78,051	1,218	(121)	79,148
Private-label mortgage-backed securities	1,583	44	-	1,627
Asset-backed securities	43	-	(3)	40
	$174,393	$3,517	$(1,170)	$176,740

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
December 31, 2014	cost	gains	losses	value
Equity securities	$274	$779	$-	$1,053
U.S. Government and Agency securities	15,854	173	(64)	15,963
Municipal securities	66,832	1,826	(292)	68,366
Trust preferred securities	5,940	-	(803)	5,137
Agency mortgage-backed securities	78,779	932	(217)	79,494
Private-label mortgage-backed securities	1,675	35	(15)	1,695
Asset-backed securities	45	-	(2)	43
	$169,399	$3,745	$(1,393)	$171,751

At March 31, 2015 and December 31, 2014, the fair value of investment securities pledged to secure public funds, trust balances, repurchase agreements, deposit and other obligations totaled $75.6 million and $91.6 million, respectively.

The amortized cost and estimated fair value of debt securities at March 31, 2015, by contractual maturity are shown below. Actual maturities may differ from contractual maturities because of prepayment or call options embedded in the securities.

(Dollars in thousands)	Amortized cost	Fair value
Due in one year or less	$5,885	$5,950
Due after one year through five years	10,828	11,091
Due after five years through ten years	30,857	31,751
Due after ten years	46,187	46,130
	93,757	94,922
Mortgage-backed securities	79,634	80,775
	$173,391	$175,697

The following table provides additional detail about trust preferred securities as of March 31, 2015:

Trust Preferred Securities

(Dollars in thousands)
Deal Name	Maturity	Single Issuer or Pooled	Class	Amortized Cost	Fair Value	Gross Unrealized Gain (Loss)	Lowest Credit Rating Assigned

BankAmerica Cap III	1/15/2027	Single	Preferred Stock	$963	$821	$(142)	BB
Wachovia Cap Trust II	1/15/2027	Single	Preferred Stock	277	258	(19)	BBB
Huntington Cap Trust	2/1/2027	Single	Preferred Stock	940	802	(138)	BB
Corestates Captl Tr II	2/15/2027	Single	Preferred Stock	937	870	(67)	BBB+
Huntington Cap Trust II	6/15/2028	Single	Preferred Stock	891	771	(120)	BB
Chase Cap VI JPM	8/1/2028	Single	Preferred Stock	963	850	(113)	BBB-
Fleet Cap Tr V	12/18/2028	Single	Preferred Stock	975	818	(157)	BB
				$5,946	$5,190	$(756)

The following table provides additional detail about private label mortgage-backed securities as of March 31, 2015:

Private Label Mortgage Backed Securities

(Dollars in thousands)				Gross				Cumulative
	Origination	Amortized	Fair	Unrealized	Collateral	Lowest Credit	Credit	OTTI
Description	Date	Cost	Value	Gain (Loss)	Type	Rating Assigned	Support %	Charges
RALI 2004-QS4 A7	3/1/2004	$64	$66	$2	ALT A	BBB+	12.21	$-
MALT 2004-6 7A1	6/1/2004	396	405	9	ALT A	CCC	13.87	-
RALI 2005-QS2 A1	2/1/2005	250	265	15	ALT A	CC	5.16	10
RALI 2006-QS4 A2	4/1/2006	521	524	3	ALT A	D	-	313
GSR 2006-5F 2A1	5/1/2006	79	86	7	Prime	D	-	15
RALI 2006-QS8 A1	7/28/2006	273	281	8	ALT A	D	-	217
		$1,583	$1,627	$44				$555

Impairment:

The investment portfolio contained 68 securities with $41.8 million of temporarily impaired fair value and $1.2 million in unrealized losses at March 31, 2015. The total unrealized loss position has improved slightly from $1.4 million since year-end 2014.

For securities with an unrealized loss, Management applies a systematic methodology in order to perform an assessment of the potential for other-than-temporary impairment.  In the case of debt securities, investments considered for other-than-temporary impairment: (1) had a specified maturity or repricing date; (2) were generally expected to be redeemed at par, and (3) were expected to achieve a recovery in market value within a reasonable period of time. In addition, the Bank considers whether it intends to sell these securities or whether it will be forced to sell these securities before the earlier of amortized cost recovery or maturity. Equity securities are assessed for other-than-temporary impairment based on the length of time of impairment, dollar amount of the impairment and general market and financial conditions relating to specific issues.  The impairment identified on debt and equity securities and subject to assessment at March 31, 2015, was deemed to be temporary and required no further adjustments to the financial statements, unless otherwise noted.

The following table reflects temporary impairment in the investment portfolio (excluding restricted stock), aggregated by investment category, length of time that individual securities have been in a continuous unrealized loss position and the number of securities in each category as of March 31, 2015 and December 31, 2014:

	March 31, 2015
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

Equity securities	$824	$(14)	1	$-	$-	-	$824	$(14)	1
U.S. Government and Agency securities	1,806	(6)	3	5,248	(29)	12	7,054	(35)	15
Municipal securities	9,196	(111)	15	4,875	(130)	7	14,071	(241)	22
Trust preferred securities	-	-	-	5,190	(756)	7	5,190	(756)	7
Agency mortgage-backed securities	8,832	(31)	14	5,807	(90)	8	14,639	(121)	22
Asset-backed securities	-	-	-	4	(3)	1	4	(3)	1
Total temporarily impaired securities	$20,658	$(162)	33	$21,124	$(1,008)	35	$41,782	$(1,170)	68

	December 31, 2014
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Government and Agency securities	4	-	1	7,207	(64)	14	7,211	(64)	15
Municipal securities	5,651	(33)	9	9,441	(259)	14	15,092	(292)	23
Trust preferred securities	-	-	-	5,137	(803)	7	5,137	(803)	7
Agency mortgage-backed securities	9,304	(60)	13	8,199	(157)	10	17,503	(217)	23
Private-label mortgage-backed securities	-	-	-	540	(15)	1	540	(15)	1
Asset-backed securities	-	-	-	5	(2)	1	5	(2)	1
Total temporarily impaired securities	$14,959	$(93)	23	$30,529	$(1,300)	47	$45,488	$(1,393)	70

The municipal bond portfolio has an unrealized loss of $241 thousand at quarter end which is approximately $50 thousand less than at year-end 2014.  The unrealized loss in this portfolio is deemed to be non-credit related and no other-than-temporary impairment charges have been recorded.

The trust preferred portfolio contains seven securities with a fair value of $5.2 million and an unrealized loss of $756 thousand. The trust-preferred securities held by the Bank are single entity issues, not pooled trust preferred securities.  Therefore, the impairment review of these securities is based only on the issuer and the security cannot be impaired by the performance of other issuers as if it was a pooled trust-preferred bond. All of the Bank’s trust preferred securities are single issue, variable rate notes with long maturities (2027 – 2028).  None of these bonds have suspended or missed a dividend payment. At March 31, 2015, the Bank believes it will be able to collect all interest and principal due on these bonds and no other-than-temporary-impairment charges were recorded.

The PLMBS sector shows a net unrealized gain $44 thousand with all bonds showing an unrealized gain.  Even though there is no unrealized loss, due to the nature of these bonds, they are evaluated closely. These bonds were all rated AAA at time of purchase, but have since experienced rating declines. Some have experienced increased delinquencies and defaults, while others have seen the credit support increase as the bonds paid-down. The Bank monitors the performance of the PLMBS investments on a regular basis and reviews delinquencies, default rates, credit support levels and various cash flow stress test scenarios. In determining the credit related loss, Management considers all principal past due 60 days or more as a loss. If additional principal moves beyond 60 days past due, it will also be considered a loss. As a result of the analysis on PLMBS it was determined that a $20 thousand impairment charge was required at quarter end. It is primarily a result of the cumulative OTTI charges that these bonds are showing an unrealized gain at quarter end.  The Bank has recorded $555 thousand of cumulative impairment charges on this portfolio. Management continues to monitor these securities and it is possible that additional write-downs may occur if current loss trends continue. The Bank is currently participating in a class-action lawsuit against one PLMBS servicer that centers on defective warranties and representations made as part of the underwriting process.

(Dollars in thousands)	Three Months Ended
	2015	2014
Balance of cumulative credit-related OTTI at January 1	$535	$515
Additions for credit-related OTTI not previously recognized	20	-
Additional increases for credit-related OTTI previously recognized when there is no intent to sell
and no requirement to sell before recovery of amortized cost basis	-	-
Decreases for previously recognized credit-related OTTI because there was an intent to sell	-	-
Reduction for increases in cash flows expected to be collected	-	-
Balance of credit-related OTTI at March 31	$555	$515

The Bank held $438 thousand of restricted stock at March 31, 2015.  Except for $30 thousand, this investment represents stock in FHLB Pittsburgh. The Bank is required to hold this stock to be a member of FHLB and it is carried at cost of $100 per share. FHLB stock is evaluated for impairment primarily based on an assessment of the ultimate recoverability of its cost. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support its operations.  There is not a public market for FHLB stock and the benefits of FHLB membership (e.g., liquidity and low cost funding) add value to the stock beyond purely financial measures. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment.

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

A summary of loans outstanding, by primary collateral, at the end of the reporting periods is as follows:

			Change
(Dollars in thousands)	March 31, 2015	December 31, 2014	Amount	%
Residential Real Estate 1-4 Family
Consumer first liens	$104,949	$105,014	$(65)	(0.1)
Consumer junior liens and lines of credit	37,699	38,132	(433)	(1.1)
Total consumer	142,648	143,146	(498)	(0.3)

Commercial first lien	56,345	56,300	45	0.1
Commercial junior liens and lines of credit	5,556	5,663	(107)	(1.9)
Total commercial	61,901	61,963	(62)	(0.1)
Total residential real estate 1-4 family	204,549	205,109	(560)	(0.3)

Residential real estate - construction
Consumer	1,312	1,627	(315)	(19.4)
Commercial	8,371	8,088	283	3.5
Total residential real estate construction	9,683	9,715	(32)	(0.3)

Commercial real estate	323,675	326,482	(2,807)	(0.9)
Commercial	179,408	179,071	337	0.2
Total commercial	503,083	505,553	(2,470)	(0.5)

Consumer	5,643	6,154	(511)	(8.3)
	722,958	726,531	(3,573)	(0.5)
Less: Allowance for loan losses	(9,210)	(9,111)	(99)	1.1
Net Loans	$713,748	$717,420	$(3,672)	(0.5)

Included in the loan balances are the following:
Net unamortized deferred loan costs (fees)	$42	$(76)

Loans pledged as collateral for borrowings and commitments from:
FHLB	$604,784	$602,633
Federal Reserve Bank	55,657	56,367
	$660,441	$659,000

Note 7. Loan Quality

The following table presents, by class, the activity in the Allowance for Loan Losses (ALL) for the periods ended:

	Residential Real Estate 1-4 Family
		Junior Liens &		Commercial
(Dollars in thousands)	First Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Total

Allowance at December 31, 2014	$1,225	$334	$226	$5,417	$1,773	$136	$9,111
Charge-offs	-	-	-	-	(201)	(52)	(253)
Recoveries	2	-	-	-	6	19	27
Provision	33	-	37	183	50	22	325
Allowance at March 31, 2015	$1,260	$334	$263	$5,600	$1,628	$125	$9,210

Allowance at December 31, 2013	$1,108	$278	$291	$5,571	$2,306	$148	$9,702
Charge-offs	(16)	-	(27)	(114)	(1)	(43)	(201)
Recoveries	3	-	-	-	20	23	46
Provision	38	(2)	110	52	(16)	16	198
Allowance at March 31, 2014	$1,133	$276	$374	$5,509	$2,309	$144	$9,745

The following table presents, by class, loans that were evaluated for the ALL under the specific reserve (individually) and those that were evaluated under the general reserve (collectively) and the amount of the ALL established in each class as of March 31, 2015 and December 31, 2014:

	Residential Real Estate 1-4 Family
		Junior Liens &		Commercial
(Dollars in thousands)	First Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Total

March 31, 2015
Loans evaluated for allowance:
Individually	$1,254	$51	$930	$21,927	$1,073	$-	$25,235
Collectively	160,040	43,204	8,753	301,748	178,335	5,643	697,723
Total	$161,294	$43,255	$9,683	$323,675	$179,408	$5,643	$722,958

Allowance established for loans evaluated:
Individually	$23	$-	$21	$39	$9	$-	$92
Collectively	1,237	334	242	5,561	1,619	125	9,118
Allowance at March 31, 2015	$1,260	$334	$263	$5,600	$1,628	$125	$9,210

March 31, 2014
Loans evaluated for allowance:
Individually	$2,310	$51	$530	$25,029	$1,953	$-	$29,873
Collectively	162,799	39,893	11,223	297,421	177,033	7,816	696,185
Total	$165,109	$39,944	$11,753	$322,450	$178,986	$7,816	$726,058

Allowance established for loans evaluated:
Individually	$-	$-	$-	$247	$968	$-	$1,215
Collectively	1,133	276	374	5,262	1,341	144	8,530
Allowance at March 31, 2014	$1,133	$276	$374	$5,509	$2,309	$144	$9,745

The following table shows additional information about those loans considered to be impaired at March 31, 2015 and December 31, 2014:

	Impaired Loans
	With No Allowance		With Allowance
(Dollars in thousands)		Unpaid		Unpaid
	Recorded	Principal	Recorded	Principal	Related
March 31, 2015	Investment	Balance	Investment	Balance	Allowance
Residential Real Estate 1-4 Family
First liens	$1,674	$1,846	$146	$146	$23
Junior liens and lines of credit	145	172	-	-	-
Total	1,819	2,018	146	146	23
Residential real estate - construction	519	553	410	424	21
Commercial real estate	21,738	25,649	232	2,589	39
Commercial	1,125	2,048	9	10	9
Total	$25,201	$30,268	$797	$3,169	$92

December 31, 2014
Residential Real Estate 1-4 Family
First liens	$1,804	$2,002	$-	$-	$-
Junior liens and lines of credit	169	195	-	-	-
Total	1,973	2,197	-	-	-
Residential real estate - construction	931	977	-	-	-
Commercial real estate	21,487	25,744	862	1,001	60
Commercial	78	80	1,274	1,990	171
Total	$24,469	$28,998	$2,136	$2,991	$231

The following table shows the average of impaired loans and related interest income for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31, 2015
	Average	Interest
(Dollars in thousands)	Recorded	Income
	Investment	Recognized
Residential Real Estate 1-4 Family
First liens	$1,829	$8
Junior liens and lines of credit	145	-
Total	1,974	8
Residential real estate - construction	931	84
Commercial real estate	22,187	69
Commercial	1,325	-
Total	$26,417	$161

	Three Months Ended
	March 31, 2014
	Average	Interest
(Dollars in thousands)	Recorded	Income
	Investment	Recognized
Residential Real Estate 1-4 Family
First liens	$3,218	$10
Junior liens and lines of credit	126	-
Total	3,344	10
Residential real estate - construction	532	-
Commercial real estate	25,665	93
Commercial	2,092	1
Total	$31,633	$104

The following table presents the aging of payments of the loan portfolio:

(Dollars in thousands)		Loans Past Due and Still Accruing					Total
	Current	30-59 Days	60-89 Days	90 Days+	Total	Non-Accrual	Loans
March 31, 2015
Residential Real Estate 1-4 Family
First liens	$158,647	$939	$427	$103	$1,469	$1,178	$161,294
Junior liens and lines of credit	42,777	333	-	28	361	117	43,255
Total	201,424	1,272	427	131	1,830	1,295	204,549
Residential real estate - construction	8,754	-	-	-	-	929	9,683
Commercial real estate	314,930	956	-	-	956	7,789	323,675
Commercial	177,874	156	-	-	156	1,378	179,408
Consumer	5,628	15	-	-	15	-	5,643
Total	$708,610	$2,399	$427	$131	$2,957	$11,391	$722,958

December 31, 2014
Residential Real Estate 1-4 Family
First liens	$158,197	$1,531	$297	$165	$1,993	$1,124	$161,314
Junior liens and lines of credit	43,424	174	28	-	202	169	43,795
Total	201,621	1,705	325	165	2,195	1,293	205,109
Residential real estate - construction	8,784	-	-	-	-	931	9,715
Commercial real estate	317,576	336	-	140	476	8,430	326,482
Commercial	177,407	12	15	-	27	1,637	179,071
Consumer	6,056	59	22	17	98	-	6,154
Total	$711,444	$2,112	$362	$322	$2,796	$12,291	$726,531

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

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total

March 31, 2015
Residential Real Estate 1-4 Family
First liens	$155,311	$2,296	$3,687	$-	$161,294
Junior liens and lines of credit	42,949	29	277	-	43,255
Total	198,260	2,325	3,964	-	204,549
Residential real estate - construction	8,754	-	929	-	9,683
Commercial real estate	300,656	10,316	12,703	-	323,675
Commercial	169,544	7,466	2,398	-	179,408
Consumer	5,643	-	-	-	5,643
Total	$682,857	$20,107	$19,994	$-	$722,958

December 31, 2014
Residential Real Estate 1-4 Family
First liens	$155,676	$1,919	$3,719	$-	$161,314
Junior liens and lines of credit	43,559	29	207	-	43,795
Total	199,235	1,948	3,926	-	205,109
Residential real estate - construction	8,784	-	931	-	9,715
Commercial real estate	301,149	10,578	14,755	-	326,482
Commercial	170,774	5,413	2,884	-	179,071
Consumer	6,137	-	17	-	6,154
Total	$686,079	$17,939	$22,513	$-	$726,531

The following table presents information on the Bank’s Troubled Debt Restructuring (TDR) loans:

					Troubled Debt Restructurings
					That Have Defaulted on
(Dollars in thousands)	Troubled Debt Restructurings				Modified Terms YTD
	Number of	Recorded			Number of	Recorded
	Contracts	Investment	Performing*	Nonperforming*	Contracts	Investment
March 31, 2015
Residential real estate - construction	1	$524	$-	$524	-	$-
Residential real estate	5	598	598	-	-	-
Commercial real estate	12	15,398	14,459	939	-	-
Total	18	$16,520	$15,057	$1,463	-	$-

December 31, 2014
Residential real estate - construction	1	$521	$-	$521	-	$-
Residential real estate	5	699	673	26	-	-
Commercial real estate	12	15,748	14,283	1,465	-	-
Total	18	$16,968	$14,956	$2,012	-	$-

*The performing status is determined by the loan’s compliance with the modified terms.

There were no new TDR loans made in the first quarter of 2015 or 2014.

Note 8. Pension

The components of pension expense for the periods presented are as follows:

	Three Months Ended March 31
(Dollars in thousands)	2015	2014
Components of net periodic cost:
Service cost	$100	$86
Interest cost	178	197
Expected return on plan assets	(296)	(290)
Recognized net actuarial loss	131	82
Net period cost	$113	$75

The Bank expects its pension expense to increase to approximately $387 thousand in 2015 compared to $276 thousand in 2014.

In October, 2014, the Society of Actuaries released new mortality tables for pension plans. The new tables are expected to raise the assumed life of plan participants due to refinements in age and gender distribution of participants. This change is expected to result in higher pension contribution requirements, lower balance sheet funded status, pricier lump-sum payouts, and higher PBGC variable rate premiums. The Bank has not adopted the new mortality tables. If the tables had been adopted at year-end 2014, it is estimated that the new tables would reduce the funded status by $1.6 million and increase the 2015 pension expense by $272 thousand over the current 2015 estimate.  The Bank is still in the process of reviewing the effect of the new tables and is also watching the IRS for its decision on adoption of the new table. Therefore an adoption date for the new tables has not been determined.

Note 9.  Fair Value Measurements and Fair Values of Financial Instruments

Management uses its best judgment in estimating the fair value of the Corporation’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Corporation could have realized in a sales transaction on the dates indicated.  The estimated fair value amounts have been measured as of their respective period-

ends and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates maybe different than the amounts reported at each year-end.

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

The following methods and assumptions were used to estimate the fair values of the Corporation’s financial instruments at March 31, 2015 and December 31, 2014.

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

The fair value of the Corporation's financial instruments are as follows:

	March 31, 2015
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3

Financial assets:
Cash and cash equivalents	$65,327	$65,327	$65,327	$-	$-
Investment securities available for sale	176,740	176,740	1,043	175,697	-
Restricted stock	438	438	-	438	-
Loans held for sale	155	155	-	155	-
Net loans	713,748	723,427	-	-	723,427
Accrued interest receivable	3,036	3,036	-	3,036	-
Mortgage servicing rights	133	133	-	-	133

Financial liabilities:
Deposits	$905,395	$905,610	$-	$905,610	$-
Accrued interest payable	199	199	-	199	-
Interest rate swaps	96	96	-	96	-

	December 31, 2014
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3

Financial assets:
Cash and cash equivalents	$48,593	$48,593	$48,593	$-	$-
Investment securities available for sale	171,751	171,751	1,053	170,698	-
Restricted stock	438	438	-	438	-
Loans held for sale	389	389	-	389	-
Net loans	717,420	721,680	-	-	721,680
Accrued interest receivable	3,038	3,038	-	3,038	-
Mortgage servicing rights	143	143	-	-	143

Financial liabilities:
Deposits	$881,181	$881,289	$-	$881,289	$-
Securities sold under agreements to repurchase	9,079	9,079	-	9,079	-
Accrued interest payable	169	169	-	169	-
Interest rate swaps	191	191	-	191	-

Recurring Fair Value Measurements

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2015 and December 31, 2014 are as follows:

(Dollars in Thousands)	Fair Value at March 31, 2015
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities	$1,043	$-	$-	$1,043
U.S. Government and Agency securities	-	16,628	-	16,628
Municipal securities	-	73,064	-	73,064
Trust Preferred Securities	-	5,190	-	5,190
Agency mortgage-backed securities	-	79,148	-	79,148
Private-label mortgage-backed securities	-	1,627	-	1,627
Asset-backed securities	-	40	-	40
Total assets	$1,043	$175,697	$-	$176,740

Liability Description
Interest rate swaps	$-	$96	$-	$96
Total liabilities	$-	$96	$-	$96

(Dollars in Thousands)	Fair Value at December 31, 2014
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities	$1,053	$-	$-	$1,053
U.S. Government and Agency securities	-	15,963	-	15,963
Municipal securities	-	68,366	-	68,366
Trust Preferred Securities	-	5,137	-	5,137
Agency mortgage-backed securities	-	79,494	-	79,494
Private-label mortgage-backed securities	-	1,695	-	1,695
Asset-backed securities	-	43	-	43
Total assets	$1,053	$170,698	$-	$171,751

Liability Description
Interest rate swaps	$-	$191	$-	$191
Total liabilities	$-	$191	$-	$191

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

Nonrecurring Fair Value Measurements

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2015 and December 31, 2014 are as follows:

(Dollars in Thousands)
	Fair Value at March 31, 2015
Asset Description	Level 1	Level 2	Level 3	Total
Impaired loans (1)	$-	$-	$2,520	$2,520
Other real estate owned (1)			449	449
Mortgage servicing rights	-	-	133	133
Total assets	$-	$-	$3,102	$3,102

(Dollars in Thousands)	Fair Value at December 31, 2014
Asset Description	Level 1	Level 2	Level 3	Total
Impaired loans (1)	$-	$-	$3,469	$3,469
Other real estate owned (1)	-	-	760	760
Mortgage servicing rights	-	-	143	143
Total assets	$-	$-	$4,372	$4,372

(1)	Includes assets directly charged-down to fair value during the year-to-date period.

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

The Corporation did not record any liabilities at fair value for which measurement of the fair value was made on a nonrecurring basis at March  31, 2015. For financial assets and liabilities measured at fair value on a recurring basis, there were no transfers of financial assets or liabilities between Level 1 and Level 2 during the period ending March 31, 2015.

The following table presents additional quantitative information about Level 3 assets measured at fair value on a nonrecurring basis:

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in Thousands)	at March 31, 2015
				Range
Asset Description	Fair Value	Valuation Technique	Unobservable Input	(Weighted Average)
Impaired loans (1)	$2,520	Appraisal	Appraisal Adjustments (2)	0% - 100% (26%)
			Cost to sell	0% - 10% (4%)
Mortgage servicing rights	133	Discounted Cash Flow (3)

	at December 31, 2014
Impaired loans (1)	$3,469	Appraisal	Appraisal Adjustments (2)	0% - 100% (26%)
			Cost to sell	0% - 10% (5%)
Other real estate owned (1)	760	Appraisal	Appraisal Adjustments (2)
			Cost to sell	8% (8%)
Mortgage servicing rights	143	Discounted Cash Flow (3)

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

Information regarding the interest rate swaps as of March 31, 2015 follows:

(Dollars in thousands)				Amount Expected to
be Expensed into
Notional	Maturity	Interest Rate		Earnings within the
Amount	Date	Fixed	Variable	next 12 Months

$10,000	5/30/2015	3.87%	0.02%	$64

Fair Value of Derivative Instruments in the Consolidated Balance Sheets were as follows as of March 31, 2015 and December 31, 2014:

Fair Value of Derivative Instruments
(Dollars in thousands)		Balance Sheet
Date	Type	Location	Fair Value
March 31, 2015	Interest rate contracts	Other liabilities	$96
December 31, 2014	Interest rate contracts	Other liabilities	$191

The Effect of Derivative Instruments on the Statement of Income for the Three Months Ended March 31, 2015 and 2014 follows:

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships
(Dollars in thousands)					Amount of Gain
				Location of	or (Loss)
				Gain or (Loss)	Recognized in
				Recognized in	Income on
		Location of	Amount of Gain	Income on	Derivatives
	Amount of Gain	Gain or (Loss)	or (Loss)	Derivative (Ineffective	(Ineffective Portion
	or (Loss)	Reclassified from	Reclassified from	Portion and Amount	and Amount
	Recognized in OCI	Accumulated OCI	Accumulated OCI	Excluded from	Excluded from
	net of tax on Derivative	into Income	into Income	Effectiveness	Effectiveness
Date / Type	(Effective Portion)	(Effective Portion)	(Effective Portion)	Testing)	Testing)
Interest rate contracts

Three months ended:
March 31, 2015	$64	Interest Expense	$(96)	Other income (expense)	$-
March 31, 2014	$120	Interest Expense	$(180)	Other income (expense)	$-

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

The following table presents the liabilities subject to an enforceable master netting arrangement or repurchase agreements as of March 31, 2015 and December 31, 2014.  As of these dates, all of the Bank’s swap agreement with an institutional counterparty  was in a liability position.  Therefore, there were no assets to be recognized in the consolidated statements of condition.  The Bank has no swap agreements with our commercial banking customers.

			Net Amounts	Gross Amounts Not Offset in the
	Gross	Gross Amounts	of Liabilities	Statements of Condition
	Amounts of	Offset in the	Presented in the
	Recognized	Statements of	Statements of	Financial	Cash Collateral	Net
(Dollars in thousands)	Liabilities	Condition	Condition	Instruments	Pledged	Amount
Interest Rate Swap Agreements

March 31, 2015	$96	$-	$96	$96	$-	$-

December 31, 2014	$191	$-	$191	$191	$-	$-

Note 11. Capital Ratios

Capital adequacy is currently defined by regulatory agencies through the use of several minimum required ratios.  In July 2013, Federal Banking regulators approved the final rules from the Basel Committee on Banking Supervision for the regulation of capital requirements for U.S. Banks, generally referred to as “Basel III.”  Basel III imposes significantly higher capital requirements and more restrictive leverage and liquidity ratios than those in place at the end of 2014.  The capital ratios to be considered “well capitalized” under Basel III are: common equity tier 1 of 6.5%, Tier 1 leverage of 5%, Tier 1 risk-based capital of 8%, and Total Risk-Based capital of 10%.  The common equity tier 1 ratio is a new capital ratio under Basel III.  Common equity consists of common stock, additional paid-in capital and retained earnings.  The Tier 1 risk-based capital ratio of 8% has been increased from 6%.  The new rule also includes a provision for banks to make a one-time irrevocable choice to exclude accumulated other comprehensive income (AOCI) from its common equity Tier 1 capital.  The Bank elected to exclude AOCI from the capital calculation with its March 31, 2015 regulatory filing.  In addition, a capital conservation buffer will be required to be maintained above the minimum capital ratios to avoid any capital distribution restrictions.  The capital conservation buffer will be phased in from 0% in 2015 to 2.5% in 2019.  The Basel III capital rules took effect for the Corporation and the Bank on January 1, 2015.  At March 31, 2015, the Corporation and the Bank were both well capitalized as defined by the banking regulatory agencies.

The following table summarizes regulatory capital information as of March 31, 2015 and December 31, 2014 on a consolidated basis and for the Bank, as defined.  Regulatory capital ratios for March 31, 2015 were calculated in accordance with the Basel III rules, whereas the December 31, 2015 regulatory ratios were calculated in accordance with Basel I rules.  The minimum regulatory ratios shown below define capital levels under Basel III rules.

			Regulatory Ratios
			Adequately	Well
			Capitalized	Capitalized
(Dollars in thousands)	March 31, 2015	December 31, 2014	Minimum	Minimum

Common Equity Tier 1 Risk-based Capital Ratio (1)
Franklin Financial Services Corporation	14.19%	N/A	4.50%	N/A
Farmers & Merchants Trust Company	14.03%	N/A	4.50%	6.50%

Tier 1 Risk-based Capital Ratio (2)
Franklin Financial Services Corporation	14.19%	14.19%	6.00%	N/A
Farmers & Merchants Trust Company	14.03%	13.96%	6.00%	8.00%

Total Risk-based Capital Ratio (3)
Franklin Financial Services Corporation	15.45%	15.49%	8.00%	N/A
Farmers & Merchants Trust Company	15.28%	15.26%	8.00%	10.00%

Tier 1 Leverage Ratio (4)
Franklin Financial Services Corporation	10.12%	9.69%	4.00%	N/A
Farmers & Merchants Trust Company	9.94%	9.55%	4.00%	5.00%

(1) Common equity Tier 1 capital/ total risk-weighted assets (2) Tier 1 capital / total risk-weighted assets
(3) Total risk-based capital / total risk-weighted assets, (4) Tier 1 capital / average quarterly assets

1Note 12. Reclassification

Certain prior period amounts may have been reclassified to conform to the current year presentation.  Such reclassifications did not affect the Corporation’s financial position or results of operations.

Management’s Discussion and Analysis of Results of Operations and Financial Condition

For the Three Months Ended March 31, 2015 and 2014

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

Critical Accounting Policies

Management has identified critical accounting policies for the Corporation to include Allowance for Loan Losses, Mortgage Servicing Rights, Financial Derivatives, Temporary Investment Impairment and Stock-based Compensation.  There were no changes to the critical accounting policies disclosed in the 2014 Annual Report on Form 10-K in regards to application or related judgments and estimates used.  Please refer to Item 7 of the Corporation’s 2014 Annual Report on Form 10-K for a more detailed disclosure of the critical accounting policies.

Results of Operations

Year-to-Date Summary

At March  31, 2015, total assets were $1.019 billion, an increase of $17.9 million from December 31, 2014. Net loans decreased to $713.7 million and total deposits increased to $905.4 million.  The Corporation reported net income for the first three months of 2015 of $2.9 million.  This is a 57.9% increase versus net income of $1.8 million for the same period in 2014.  First quarter 2015 earnings were enhanced by two nonrecurring events that increased noninterest income by $899 thousand. These events included a gain of $171 thousand from the liquidation of an off-shore insurance company in which the Bank held an ownership interest and a $728 thousand gain on the conversion of equity securities held by the Bank as the result of an acquisition. Without these events, net income for the quarter would have been $2.3 million, a 25% increase over the prior year quarter.  Total revenue (interest income and noninterest income) increased $1.2 million year-over-year. Interest income decreased $48 thousand,  while interest expense decreased by  $189 thousand, resulting in a $141 thousand increase in net interest income. The provision for loan losses was $325 thousand for the period, $127 thousand more than in 2014. Noninterest income increased $1.3 million, while noninterest expense decreased $199 thousand. Income tax expense increased from $412 thousand in 2014 to $839 thousand in 2015. The effective tax rate increased from 18.4% in 2014 to 22.5% in 2015 due to tax exempt income comprising a less significant amount of income before federal income taxes.    Diluted earnings per share increased to $0.68 in 2015 from $0.44 in 2014.

Key performance ratios as of, or for the three months ended March 31, 2015 and 2014 are listed below:

	March 31,
	2015	2014

Performance measurements
Return on average assets*	1.17%	0.74%
Return on average equity*	11.21%	7.72%
Return on average tangible assets (1)*	1.19%	0.76%
Return on average tangible equity (1)*	12.37%	8.78%
Efficiency ratio (1)	66.09%	72.64%
Net interest margin*	3.66%	3.57%
Current dividend yield*	2.91%	3.70%
Dividend payout ratio	24.90%	38.83%

Shareholders' Value (per common share)
Diluted earnings per share	$0.68	$0.44
Basic earnings per share	0.68	0.44
Regular cash dividends paid	0.17	0.17
Book value	25.06	23.37
Tangible book value (1)	22.91	21.07
Market value	23.40	18.38
Market value/book value ratio	93.38%	78.65%
Price/earnings multiple*	8.60	10.44

Safety and Soundness
Common equity tier 1 ratio	14.19%	N/A
Risk-based capital ratio (Total)	15.45%	14.53%
Common equity ratio	10.40%	9.52%
Tangible common equity ratio (1)	9.59%	8.66%
Nonperforming loans/gross loans	1.59%	3.39%
Nonperforming assets/total assets	1.52%	2.82%
Allowance for loan losses as a % of loans	1.27%	1.34%
Net charge-offs/average loans*	0.13%	0.09%

Trust assets under management (fair value)	$598,085	$569,810

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

Comparison of the three months ended March 31, 2015 to the three months ended March 31, 2014:

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

Tax equivalent net interest income for the first quarter of 2015 increased $185 thousand quarter over quarter.  Average interest-earning assets decreased $909 thousand from 2014,  but the yield on these assets remained the same at 3.93%.  The average balance of investment securities increased $13.5 million while average loans decreased $1.2 million quarter over quarter.  Average commercial loans decreased $2.4 million and average mortgage loans decreased $1.4 million.  These decreases were partially offset with an increase in the average balance of consumer loans, including home equity loans, which increased by  $2.6 million.

Interest expense was $641 thousand for the first quarter, a decrease of $189 thousand from the 2014 total of $830 thousand.  Average interest-bearing liabilities decreased $34.7 million to $748.7 million for 2015 from an average balance of $783.4 million in 2014.  The average cost of these liabilities decreased from .43% in 2014 to .35% in 2015.  Average interest-bearing deposits decreased $4.1 million and the cost of these deposits decreased from .38% to .35%.   The securities sold under agreements to repurchase (Repo) accounts were being closed out in 2014 and transferred to other products.  The final Repo account closed in January 2015.  Other borrowings reflect a short-term borrowing in 2015, as all long-term debt was paid off in 2014.

The changes in the balance sheet and interest rates resulted in an increase in tax equivalent net interest income of $185 thousand to $8.4 million in 2015 compared to $8.2 million in 2014.  The increase in net interest income was due to a $169 thousand increase from higher volume and a $16 thousand increase due to changes in rates.

The following table presents average balances, tax-equivalent (T/E) interest income, and yields earned or rates paid on the assets or liabilities.  All nontaxable interest income has been adjusted to a tax-equivalent basis using a tax rate of 34%.

	For the Three Months Ended March 31,
	2015			2014

	Average	Income or	Average	Average	Income or	Average
(Dollars in thousands)	balance	expense	yield/rate	balance	expense	yield/rate

Interest-earning assets:
Interest-bearing obligations of other
banks and federal funds sold	$32,933	$55	0.68%	$46,183	$39	0.34%
Investment securities:
Taxable	120,587	687	2.31%	120,526	666	2.24%
Nontaxable	54,550	613	4.49%	41,084	537	5.23%
Investments	175,137	1,300	3.01%	161,610	1,203	3.02%
Loans:
Commercial, industrial and agricultural	570,817	6,013	4.21%	573,238	5,994	4.18%
Residential mortgage	81,335	824	4.05%	82,727	860	4.22%
Home equity loans and lines	63,908	750	4.76%	59,376	786	5.37%
Consumer	6,465	87	5.46%	8,370	151	7.32%
Loans	722,525	7,674	4.26%	723,711	7,791	4.31%

Total interest-earning assets	930,595	9,029	3.93%	931,504	9,033	3.93%
Other assets	66,805			71,207
Total assets	$997,400			$1,002,711

Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$204,554	54	0.11%	$188,008	49	0.11%
Money Management	384,115	415	0.44%	391,350	422	0.44%
Savings	63,222	12	0.08%	60,930	12	0.08%
Time	96,686	160	0.67%	112,385	219	0.79%
Total interest-bearing deposits	748,577	641	0.35%	752,673	702	0.38%

Securities sold under agreements to repurchase	101	-	0.15%	18,303	7	0.15%
Other borrowings	24	-	0.30%	12,401	121	3.91%
Total interest-bearing liabilities	748,702	641	0.35%	783,377	830	0.43%
Noninterest-bearing deposits	136,141			116,076
Other liabilities	8,220			7,272
Shareholders' equity	104,337			95,986
Total liabilities and shareholders' equity	$997,400			$1,002,711
T/E net interest income/Net interest margin		8,388	3.66%		8,203	3.57%
Tax equivalent adjustment		(503)			(459)
Net interest income		$7,885			$7,744

Provision for Loan Losses

For the first quarter of 2015, the Bank recorded net charge-offs of $226 thousand compared to $155 thousand in 2014.  Provision expense for the first quarter was $325 thousand and as a result, the allowance for loan losses (ALL) increased $99 thousand during the quarter.  For more information refer to the Loan Quality and Allowance for Loan Losses discussion in the Financial Condition section.

Noninterest Income

For the first quarter of 2015, noninterest income increased $1.3 million from the same period in 2014.  Investment and trust service fees increased due to higher recurring trust fees. Loan service charges remained flat.    Mortgage banking fees decreased, as 2015 recorded an impairment charge compared to an impairment reversal in the prior year.  Deposit service charges increased due to higher account analysis fees and higher retail and commercial overdraft fees.  Other service charges and fees increased primarily due to increases in ATM fees, while debit card income also increased.   The net gain in other real estate owned was from the gain on a sale, compared to write downs in 2014.  Other income increased from an investment the Corporation owned in an offshore insurance company that liquidated and paid out the investors. Other than temporary impairment charges were recorded on one bond in 2015. The gain on conversion occurred in the equity portfolio and was the result of the Bank receiving shares of S&T Bancorp following its acquisition of Integrity Bancshares.

The following table presents a comparison of noninterest income for the three months ended March 31, 2015 and 2014.

	For the Three Months Ended
	March 31		Change
(Dollars in thousands)	2015	2014	Amount	%
Noninterest Income
Investment and trust services fees	$1,263	$1,091	$172	15.8
Loan service charges	174	167	7	4.2
Mortgage banking activities	8	12	(4)	(33.3)
Deposit service charges and fees	490	464	26	5.6
Other service charges and fees	296	267	29	10.9
Debit card income	318	306	12	3.9
Increase in cash surrender value of life insurance	139	143	(4)	(2.8)
Other real estate owned	32	(122)	154	126.2
Other	224	52	172	330.8
OTTI losses recognized in income	(20)	-	(20)	N/A
Gain on conversion	728	-	728	N/A
Total noninterest income	$3,652	$2,380	$1,272	53.4

Noninterest Expense

Noninterest expense for the first quarter of 2015 decreased $199 thousand compared to the same period in 2014.  The decrease in salaries and benefits was primarily due to a decrease in incentive pay expense ($108 thousand), as the 2014 expense included a final adjustment for the 2013 payout, and lower salary expense ($31 thousand), but these decreases were partially offset by a $38 thousand increase in pension expense and a $38 increase in health insurance expense.  Net occupancy expenses decreased compared to prior year due to less utility and snow removal expense in 2015.  Advertising expenses decreased over prior year, due to the timing of various marketing campaigns.   Legal and professional fees increased due to consulting expenses for the implementation of strategic initiatives.  FDIC insurance expense decreased over prior year due to a reduction in the assessment rate used to calculate the premium.    Other expenses increased due to a one-time expense the Bank took to fulfill the funding requirement of a deferred director’s benefit plan established thirty years ago.

The following table presents a comparison of noninterest expense for the three months ended March  31, 2015 and 2014:

	For the Three Months Ended
(Dollars in thousands)	March 31		Change
Noninterest Expense	2015	2014	Amount	%
Salaries and benefits	$4,083	$4,251	$(168)	(4.0)
Net occupancy expense	615	675	(60)	(8.9)
Furniture and equipment expense	231	254	(23)	(9.1)
Advertising	188	316	(128)	(40.5)
Legal and professional fees	296	265	31	11.7
Data processing	467	391	76	19.4
Pennsylvania bank shares tax	196	173	23	13.3
Intangible amortization	90	104	(14)	(13.5)
FDIC insurance	148	232	(84)	(36.2)
ATM/debit card processing	187	179	8	4.5
Other	988	848	140	16.5
Total noninterest expense	$7,489	$7,688	$(199)	(2.6)

Provision for Income Taxes

For the first quarter of 2015, the Corporation recorded a Federal income tax expense of $839 thousand compared to $412 thousand for the same quarter in 2014.  The increase was due to tax exempt income comprising a less significant amount of income before federal income taxes.  As a result, the effective tax rate increased to 22.5% for the first quarter of 2015 compared to 18.4% for 2014.  All taxable income for the Corporation is taxed at a rate of 34%.

Financial Condition

Summary:

At March 31, 2015, assets totaled $1.019 billion, an increase of $17.9 million from the 2014 year-end balance of $1.001 billion. Investment securities increased $5.0 million, while net loans decreased $3.7 million. Deposits were up $24.2 million for the first three months of 2015 due to increases in every deposit category except time deposits and money management accounts. Shareholders’ equity increased $2.4 million during the first three months as retained earnings increased approximately $2.2 million, other comprehensive loss improved $59 thousand and the Corporation’s Dividend Reinvestment Plan (DRIP) added an additional $212 thousand in new capital.

Cash and Cash Equivalents:

Cash and cash equivalents totaled $65.3 million at March 31, 2015, an increase of $16.7 million from the prior year-end balance of $48.6 million.  Interest-bearing deposits are held primarily at the Federal Reserve and in short-term bank owned certificates of deposit.

Investment Securities:

The investment portfolio has grown approximately $5 million on a cost basis, since year-end 2014. The composition of the portfolio is essentially unchanged with municipal securities and U.S. Agency mortgage-backed securities comprising the greatest portion of the portfolio at approximately 41% and 45% of the portfolio fair value, respectively. The Bank invested $11.1 million during the first quarter of 2015 with the purchases spread between, U.S. Agency mortgage-backed securities and municipal securities.

The investment portfolio had a net unrealized gain of $2.3 million at March 31, unchanged from the unrealized gain at the prior year-end. Every investment category, except the trust preferred sector, had an unrealized gain.

The portfolio averaged $175.1 million with a yield of 3.01% for the first quarter of 2015. This compares to an average of $161.6 million and a yield of 3.02% for the same period in 2014.

During 2014, the equity portfolio was reduced significantly as the Corporation took advantage of price increases and sold selected holdings with gains. The Bank currently holds only two equity securities, both in Pennsylvania banks. The increase in the cost basis of the equity portfolio is the result of one bank being acquired during the first quarter for a significant premium. The Bank received shares of the new bank in the transaction and as a result increased its cost basis and recorded a gain on the conversion. The municipal bond portfolio is well diversified geographically (issuers from within 29 states) and is comprised primarily of general obligation bonds (69%).  Most municipal bonds have credit enhancements in the form of private bond insurance or other credit support. The largest geographic municipal bond exposure is to twenty-one issuers in the state of Texas with a fair value of $11.5 million and twelve issuers in the state of Pennsylvania with a fair value of $7.8 million. The average rating of the municipal portfolio is A2. It contains $71.2 million of bonds rated A or higher and $1.9 million that are not rated by Moody’s rating agency.  No municipal bonds are rated below investment grade.

The holdings of trust preferred investments and private-label mortgage-backed securities are unchanged since year-end and are detailed in separate tables.

The amortized cost and estimated fair value of investment securities available for sale as of March 31, 2015 and December 31, 2014 is as follows:

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
March 31, 2015	cost	gains	losses	value
Equity securities	$1,002	$55	$(14)	$1,043
U.S. Government and Agency securities	16,435	228	(35)	16,628
Municipal securities	71,333	1,972	(241)	73,064
Trust preferred securities	5,946	-	(756)	5,190
Agency mortgage-backed securities	78,051	1,218	(121)	79,148
Private-label mortgage-backed securities	1,583	44	-	1,627
Asset-backed securities	43	-	(3)	40
	$174,393	$3,517	$(1,170)	$176,740

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
December 31, 2014	cost	gains	losses	value
Equity securities	$274	$779	$-	$1,053
U.S. Government and Agency securities	15,854	173	(64)	15,963
Municipal securities	66,832	1,826	(292)	68,366
Trust preferred securities	5,940	-	(803)	5,137
Agency mortgage-backed securities	78,779	932	(217)	79,494
Private-label mortgage-backed securities	1,675	35	(15)	1,695
Asset-backed securities	45	-	(2)	43
	$169,399	$3,745	$(1,393)	$171,751

The following table provides additional detail about the Bank’s trust preferred securities as of March 31, 2015:

(Dollars in thousands)
Deal Name	Maturity	Single Issuer or Pooled	Class	Amortized Cost	Fair Value	Gross Unrealized Gain (Loss)	Lowest Credit Rating Assigned

BankAmerica Cap III	1/15/2027	Single	Preferred Stock	$963	$821	$(142)	BB
Wachovia Cap Trust II	1/15/2027	Single	Preferred Stock	277	258	(19)	BBB
Huntington Cap Trust	2/1/2027	Single	Preferred Stock	940	802	(138)	BB
Corestates Captl Tr II	2/15/2027	Single	Preferred Stock	937	870	(67)	BBB+
Huntington Cap Trust II	6/15/2028	Single	Preferred Stock	891	771	(120)	BB
Chase Cap VI JPM	8/1/2028	Single	Preferred Stock	963	850	(113)	BBB-
Fleet Cap Tr V	12/18/2028	Single	Preferred Stock	975	818	(157)	BB
				$5,946	$5,190	$(756)

The following table provides additional detail about private label mortgage-backed securities as of March 31, 2015:

(Dollars in thousands)				Gross				Cumulative
	Origination	Amortized	Fair	Unrealized	Collateral	Lowest Credit	Credit	OTTI
Description	Date	Cost	Value	Gain (Loss)	Type	Rating Assigned	Support %	Charges
RALI 2004-QS4 A7	3/1/2004	$64	$66	$2	ALT A	BBB+	12.21	$-
MALT 2004-6 7A1	6/1/2004	396	405	9	ALT A	CCC	13.87	-
RALI 2005-QS2 A1	2/1/2005	250	265	15	ALT A	CC	5.16	10
RALI 2006-QS4 A2	4/1/2006	521	524	3	ALT A	D	-	313
GSR 2006-5F 2A1	5/1/2006	79	86	7	Prime	D	-	15
RALI 2006-QS8 A1	7/28/2006	273	281	8	ALT A	D	-	217
		$1,583	$1,627	$44				$555

The investment portfolio contained 68 securities with $41.8 million of temporarily impaired fair value and $1.2 million in unrealized losses at March 31, 2015. The total unrealized loss position has improved slightly from $1.4 million since year-end 2014.

For securities with an unrealized loss, Management applies a systematic methodology in order to perform an assessment of the potential for other-than-temporary impairment.  In the case of debt securities, investments considered for other-than-temporary impairment: (1) had a specified maturity or repricing date; (2) were generally expected to be redeemed at par, and (3) were expected to achieve a recovery in market value within a reasonable period of time. In addition, the Bank considers whether it intends to sell these securities or whether it will be forced to sell these securities before the earlier of amortized cost recovery or maturity. Equity securities are assessed for other-than-temporary impairment based on the length of time of impairment, dollar amount of the impairment and general market and financial conditions relating to specific issues.  The impairment identified on debt and equity securities and subject to assessment at March 31, 2015, was deemed to be temporary and required no further adjustments to the financial statements, unless otherwise noted.

The following table reflects temporary impairment in the investment portfolio (excluding restricted stock), aggregated by investment category, length of time that individual securities have been in a continuous unrealized loss position and the number of securities in each category as of March 31, 2015 and December 31, 2014:

	March 31, 2015
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

Equity securities	$824	$(14)	1	$-	$-	-	$824	$(14)	1
U.S. Government and Agency securities	1,806	(6)	3	5,248	(29)	12	7,054	(35)	15
Municipal securities	9,196	(111)	15	4,875	(130)	7	14,071	(241)	22
Trust preferred securities	-	-	-	5,190	(756)	7	5,190	(756)	7
Agency mortgage-backed securities	8,832	(31)	14	5,807	(90)	8	14,639	(121)	22
Asset-backed securities	-	-	-	4	(3)	1	4	(3)	1
Total temporarily impaired securities	$20,658	$(162)	33	$21,124	$(1,008)	35	$41,782	$(1,170)	68

	December 31, 2014
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Government and Agency securities	4	-	1	7,207	(64)	14	7,211	(64)	15
Municipal securities	5,651	(33)	9	9,441	(259)	14	15,092	(292)	23
Trust preferred securities	-	-	-	5,137	(803)	7	5,137	(803)	7
Agency mortgage-backed securities	9,304	(60)	13	8,199	(157)	10	17,503	(217)	23
Private-label mortgage-backed securities	-	-	-	540	(15)	1	540	(15)	1
Asset-backed securities	-	-	-	5	(2)	1	5	(2)	1
Total temporarily impaired securities	$14,959	$(93)	23	$30,529	$(1,300)	47	$45,488	$(1,393)	70

The municipal bond portfolio has an unrealized loss of $241 thousand at quarter end which is approximately $50 thousand less than at year-end 2014.  The unrealized loss in this portfolio is deemed to be non-credit related and no other-than-temporary impairment charges have been recorded.

The trust preferred portfolio contains seven securities with a fair value of $5.2 million and an unrealized loss of $756 thousand. The trust-preferred securities held by the Bank are single entity issues, not pooled trust preferred securities.  Therefore, the impairment review of these securities is based only on the issuer and the security cannot be impaired by the performance of other issuers as if it was a pooled trust-preferred bond. All of the Bank’s trust preferred securities are single issue, variable rate notes with long maturities (2027 – 2028).  None of these bonds have suspended or missed a dividend payment. At March 31, 2015, the Bank believes it will be able to collect all interest and principal due on these bonds and no other-than-temporary-impairment charges were recorded.

The PLMBS sector shows a net unrealized gain $44 thousand with all bonds showing an unrealized gain.  Even though there is no unrealized loss, due to the nature of these bonds, they are evaluated closely. These bonds were all rated AAA at time of purchase, but have since experienced rating declines. Some have experienced increased delinquencies and defaults, while others have seen the credit support increase as the bonds paid-down. The Bank monitors the performance of the PLMBS investments on a regular basis and reviews delinquencies, default rates, credit support levels and various cash flow stress test scenarios. In determining the credit related loss, Management considers all principal past due 60 days or more as a loss. If additional principal moves beyond 60 days past due, it will also be considered a loss. As a result of the analysis on PLMBS it was determined that a $20 thousand impairment charge was required at quarter end. It is primarily a result of the cumulative OTTI charges that these bonds are showing an unrealized gain at quarter end.  The Bank has recorded $555 thousand of cumulative impairment charges on this portfolio. Management continues to monitor these securities and it is possible that additional write-downs may occur if current loss trends continue. The Bank is currently participating in a class-action lawsuit against one PLMBS servicer that centers on defective warranties and representations made as part of the underwriting process. The following table represents the cumulative credit losses on securities recognized in earnings as of March 31, 2015 and 2014.

The Bank held $438 thousand of restricted stock at March 31, 2015.  Except for $30 thousand, this investment represents stock in FHLB Pittsburgh. The Bank is required to hold this stock to be a member of FHLB and it is carried at cost of $100 per share. FHLB stock is evaluated for impairment primarily based on an assessment of the ultimate recoverability of its cost. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support its operations.  There is not a public market for FHLB stock and the benefits of FHLB membership (e.g., liquidity and low cost funding) add value to the stock beyond purely financial measures. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment.

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

Total residential real estate loans decreased $560 thousand over 2014, primarily in the consumer and commercial junior liens and lines of credit categories.  For the first three months of 2015,  the Bank originated $3.0 million in mortgages, including approximately $882 thousand for a fee through a third party brokerage agreement. The Bank does not originate or hold any loans that would be considered sub-prime or Alt-A, and does not generally originate mortgages outside of its primary market area.

Residential real estate construction:  The largest component of this category represents loans to residential real estate developers ($8.4 million), while loans for individuals to construct personal residences totaled $1.3 million at March  31, 2015.  The Bank’s exposure to residential construction loans is concentrated primarily in south central Pennsylvania.

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

Commercial loans and commercial real estate: Loans in this category include commercial, industrial, farm, agricultural, land development and municipal government loans. Collateral for these loans may include commercial real estate, farm real estate, equipment or other business assets. Total commercial real estate loans decreased to $323.7 million from $326.5 million at the end of 2014.  The Bank booked $21.5 million of new commercial loans, but had unexpected pay-offs of $16.5 million from two large commercial loans.  At March  31, 2015, the Bank had $9.3 million in land development real estate construction loans funded with an interest reserve. The largest sectors (by collateral) in the commercial real estate category are: land development ($41.1 million), office buildings ($40.5 million), hotels and motels ($34.6 million), farm land ($34.2 million), and auto dealerships ($17.5 million). Commercial loans remained flat compared to year end.   The largest sectors (by industry) in the commercial loan category are: retail trade ($54.6 million), construction ($52.4 million), food services ($40.8 million), agriculture ($39.2 million) and manufacturing ($36.6 million).  The Bank is very active in its market in pursuing commercial lending opportunities, but supplements in-market growth with purchased loan participations. The Bank purchases commercial loan participations in an effort to increase its commercial lending and diversify its loan mix, both geographically and by industry sector.  Purchased loans are originated primarily within the south central Pennsylvania market and are purchased from only a few select counter parties. These loans usually represent an opportunity to participate in larger credits that are not available in market, with the benefit of lower origination and servicing costs.  For the first three months of 2015, the Bank purchased $765 thousand of loan participations and commitments.  At March  31, 2015, the Bank held $117.6 million in purchased loan participations in its portfolio.

Consumer loans decreased $511 thousand due primarily to regular payments and maturities.  The Bank believes the consumer portfolio will continue to run-down, as consumers are unwilling to increase their debt and nearly all consumer auto financing has shifted to dealer financing.

The following table presents a summary of loans outstanding, by primary collateral as of:

			Change
(Dollars in thousands)	March 31, 2015	December 31, 2014	Amount	%
Residential Real Estate 1-4 Family
Consumer first liens	$104,949	$105,014	$(65)	(0.1)
Consumer junior liens and lines of credit	37,699	38,132	(433)	(1.1)
Total consumer	142,648	143,146	(498)	(0.3)

Commercial first lien	56,345	56,300	45	0.1
Commercial junior liens and lines of credit	5,556	5,663	(107)	(1.9)
Total commercial	61,901	61,963	(62)	(0.1)
Total residential real estate 1-4 family	204,549	205,109	(560)	(0.3)

Residential real estate - construction
Consumer	1,312	1,627	(315)	(19.4)
Commercial	8,371	8,088	283	3.5
Total residential real estate construction	9,683	9,715	(32)	(0.3)

Commercial real estate	323,675	326,482	(2,807)	(0.9)
Commercial	179,408	179,071	337	0.2
Total commercial	503,083	505,553	(2,470)	(0.5)

Consumer	5,643	6,154	(511)	(8.3)
	722,958	726,531	(3,573)	(0.5)
Less: Allowance for loan losses	(9,210)	(9,111)	(99)	1.1
Net Loans	$713,748	$717,420	$(3,672)	(0.5)

Included in the loan balances are the following:
Net unamortized deferred loan costs (fees)	$42	$(76)

Loans pledged as collateral for borrowings and commitments from:
FHLB	$604,784	$602,633
Federal Reserve Bank	55,657	56,367
	$660,441	$659,000

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

Watch list loans exhibit financial weaknesses that increase the potential risk of default or loss to the Bank. However, inclusion on the watch list, does not by itself, mean a loss is certain. The watch list includes both performing and nonperforming loans. Watch list loans totaled $40.1 million at quarter-end essentially unchanged from $40.5 million at the prior year-end. The watch list is comprised of $20.1 million rated 6 and $20.0 million rated 7. The Bank has no loans rated 8-doubtful or 9-loss.  The credit composition of the portfolio, by primary collateral is shown in Note 7 of the accompanying financial statement. Included in the substandard loan total is $11.4 million of nonaccrual loans. The Bank’s Loan Management Committee reviews these loans and risk ratings on a quarterly basis in order to proactively identify and manage problem loans. In addition, a committee meets monthly to discuss possible workout strategies for OREO and all credits rated 7 or worse. Management also tracks other commercial loan risk measurements including high loan to value loans, concentrations, participations and policy exceptions and reports these to the Credit Risk Oversight Committee of the Board of Directors. The Bank also uses a third-party consultant to assist with internal loan review with a goal of reviewing 60% of commercial loans each year. The FDIC defines certain supervisory loan-to-value lending limits.  The Bank’s internal loan–to-value limits are all equal to, or have a lower loan-to-value limit, than the supervisory limits.  At March 31, 2015, the Bank had loans of $23.7 million that exceeded the supervisory limit.

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

Loan quality, as measured by the balance of nonperforming loans, is virtually unchanged from year-end. However, the performance ratios related to nonperforming loans have improved since December 31, 2014. The following table presents a summary of nonperforming assets:

(Dollars in thousands)	March 31, 2015	December 31, 2014

Nonaccrual loans
Residential Real Estate 1-4 Family
First liens	$1,178	$1,124
Junior liens and lines of credit	117	169
Total	1,295	1,293
Residential real estate - construction	929	931
Commercial real estate	7,789	8,430
Commercial	1,378	1,637
Total nonaccrual loans	11,391	12,291

Loans past due 90 days or more and not included above
Residential Real Estate 1-4 Family
First liens	103	165
Junior liens and lines of credit	28	-
Total	131	165
Commercial real estate	-	-
Commercial	-	140
Consumer	-	17
Total loans past due 90 days or more and still accruing	131	322

Total nonperforming loans	11,522	12,613

Other real estate owned	4,018	3,666
Total nonperforming assets	$15,540	$16,279

Nonperforming loans to total gross loans	1.59%	1.74%
Nonperforming assets to total assets	1.52%	1.63%
Allowance for loan losses to nonperforming loans	79.93%	72.23%

The following table identifies the most significant loans in nonaccrual status. These six nonaccrual loans account for 86% of the total nonaccrual balance. The table also indicates those significant nonaccrual loans that are classified as troubled debt restructurings (TDR). A TDR loan is maintained on nonaccrual status until a satisfactory repayment history is established.  All loans on the watch list that are not on nonaccrual or past due 90 days more are considered potential problem loans. Potential problem loans at March 31, 2015 totaled $28.6 million compared to $27.8 million at year-end 2014.

		ALL	Nonaccrual	TDR			Last
(Dollars in thousands)	Balance	Reserve	Date	Status	Collateral	Location	Appraisal(1)

Credit 1 - Commercial real estate	$3,039	$-	Dec-10	N	1st lien on 92 acres undeveloped commercial real estate	PA	Nov-14	$5,855

Credit 2 - Residential real estate and commercial real estate	739	-	Aug-11	N	1st lien on commercial and residential properties and 70 acres of farmland	PA	Nov-14	$1,140

Credit 3 - Residential real estate	1,971	-	Mar-12	Y	1st and 2nd liens on commercial real estate, residential real estate and business assets	PA	Oct-14	$3,895

Credit 4 - Commercial real estate	1,702	-	Dec-14	N	Hotel and entertainment complex	PA	Feb-15	$4,000

Credit 5 - Commercial / commercial real estate	1,631	-	Mar-13	N	Liens on land, commercial and residential real estate and business assets	PA	Sep-14	$2,630

Credit 6 - Commercial real estate	710	-	Mar-14	N	1st lien on commercial real estate	PA	Jun-13	$1,550

	$9,792	$-

(1) Appraisal value, as reported, does not reflect the pay-off of any senior liens or the cost to liquidate the collateral, but does reflect only the Bank’s share of the collateral if it is a participated loan.

Credit 1 has been charged down by $3.5 million since being placed on nonaccrual due to declining appraisal values.  This credit is part of a participated loan and the lead bank has begun foreclosure action. Credit 2 is in the process of foreclosure and the real estate is listed for sale. One piece of real estate was sold and settled during the first quarter of 2015 and the outstanding balance was reduced. This credit is being reviewed for a TDR.  Credit 3 is a TDR that is not performing in accordance with the modified terms. Credit 4 is a hotel and entertainment complex being operated as part of an estate liquidation. Credit 5 borrower and guarantor have filed bankruptcy. It is in the process of selling assets that will result in debt reduction. This credit was written down by $749 thousand, including a $200 thousand write down in the first quarter of 2015.   Credit 6 is operating under a forbearance agreement with the Bank and a foreclosure complaint has been filed.

In addition to monitoring nonaccrual loans, the Bank also closely monitors impaired loans and troubled debt restructurings (TDR).  A loan is considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all interest and principal payments due according to the originally contracted terms of the loan agreement.  Nonaccrual loans and TDR loans are always considered impaired. For impaired commercial loans with balances less than $250 thousand and all consumer purpose loans, a specific reserve analysis is not performed and these loans are added to the general allocation pool. In accordance with financial accounting standards, TDR loans are always considered impaired until they are paid off.  However, an impaired TDR loan can be a performing loan. Impaired loans totaled $25.9 million at quarter-end compared to $26.6 million at year-end 2014. Included in the impaired loan total is $16.5 million of TDR loans. Note 7 of the accompanying financial statements provides additional information on the composition of the impaired loans, including the allowance for loan loss that has been established for impaired loans.

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

The Bank holds $4.0 million of other real estate owned (OREO), comprised of six properties compared to $3.7 million and five properties at December 31, 2014.  The most significant OREO holdings are listed in the table below. The appraised value for Property 2 reflects the commercial and industrial development potential of the property, which is the most likely use for the property. Prior to this period, the Bank reported an “as is” valuation. During 2015, the Bank has incurred a net gain of $32 thousand on OREO and an expense of $11 thousand to hold and maintain OREO.

The following table provides additional information on significant other real estate owned properties:

March 31, 2015

(Dollars in thousands)	Date
	Acquired	Balance	Collateral	Location	Last Appraisal

Property 1	2011	$488	unimproved real estate for residential development	PA	Jan-14	$585

Property 2	2012	2,758	1st, 2nd, and 3rd liens residential development land - four tracts with 196 acres	PA	Apr-14	$6,586

		$3,246

At March 31, 2015, the Bank had $28 thousand of residential properties in the process of foreclosure compared to $763 thousand at the end of 2014.

Allowance for Loan Losses:

Management performs a quarterly evaluation of the adequacy of the allowance for loan losses (ALL). The ALL is determined by segmenting the loan portfolio based on the loan’s collateral. The Bank further classifies the portfolio based on the primary purpose of the loan, either consumer or commercial.  When calculating the ALL, consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, historical charge-offs, the adequacy of the underlying collateral (if collateral dependent) and other relevant factors. The Bank begins enhanced monitoring of all loans rated 6 (OAEM) or worse, and obtains a new appraisal or asset valuation for any loan rated 7 (substandard) or worse. Management, at its discretion, may determine that additional adjustments to the appraisal or valuation are required.  Valuation adjustments will be made as necessary based on factors, including, but not limited to: the economy, deferred maintenance, industry, type of property/equipment, age of the appraisal, etc. and the knowledge Management has about a particular situation. In addition, the cost to sell or liquidate the collateral is also estimated and deducted from the valuation in order to determine the net realizable value to the Bank. When determining the allowance for loan losses, certain factors involved in the evaluation are inherently subjective and require material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans. Management monitors the adequacy of the allowance for loan losses on an ongoing basis and reports its adequacy quarterly to the Credit Risk Oversight Committee of the Board of Directors. Management believes that the allowance for loan losses at March 31, 2015 is adequate.

The analysis for determining the ALL is consistent with guidance set forth in generally accepted accounting principles (GAAP) and the Interagency Policy Statement on the Allowance for Loan and Lease Losses. The analysis has two components, specific and general allocations. The specific component addresses specific reserves established for impaired loans. A loan is considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all interest and principal payments due according to the originally contracted terms of the loan agreement.  Collateral values discounted for market conditions and selling costs are used to establish specific allocations for impaired loans. It is possible that as a result of the credit analysis, a specific reserve is not required for an impaired loan. For impaired commercial loans with balances less than $250 thousand and all consumer purpose loans, a specific reserve analysis is not performed and these loans are added to the general allocation pool. At March 31, 2015, impaired loans totaled $25.9 million compared to $26.6 million at year-end 2014. Included in the March impaired loan total are loans of $797 thousand with a specific reserve of $92 thousand.  The specific reserve has decreased $139 thousand since year-end as a result of a charge-off of $200 thousand on Credit 5 on the significant nonaccrual table that eliminated the specific reserve on this credit. Note 7 in the accompanying financial statements provides additional information about the ALL established for impaired loans.

The general allocation component addresses the reserves established for pools of homogenous loans. The general component includes a quantitative and qualitative analysis. When calculating the general allocation, the Bank segregates its loan portfolio into the following sectors based primarily on the type of supporting collateral:  residential real estate, commercial, industrial or agricultural real estate; commercial and industrial (C&I non-real estate), and consumer.  The residential real estate sector is further segregated by first lien loans, junior liens and home equity products, and residential real estate construction. The quantitative analysis uses the Bank’s twenty quarter rolling historical loan loss experience adjusted for factors derived from current economic and market conditions that have been determined to have an effect on the probability and magnitude of a loss. Prior to March 31, 2015, the Bank was using an eight quarter rolling history for the quantitative analysis. The change to a longer historical period is based upon improving charge-offs and a more stable and slowly improving economy.   The historical loss experience factor was 1.04% of gross loans at March 31, 2015 compared to 1.00% at December 31, 2014.  The qualitative analysis utilizes a risk matrix that incorporates qualitative and environmental factors such as: loan volume, management, loan review process, credit concentrations, competition, and legal and regulatory issues. These factors are each risk rated from minimal to high risk and in total can add up to a maximum qualitative factor of 37.5 basis points. At quarter-end, this factor was 21.5 basis points unchanged from year-end 2014.  These factors are determined on the basis of Management’s observation, judgment and experience.

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

The following table shows the loans that were evaluated for the allowance for loan losses under a specific reserve (individually) and those that were evaluated under a general reserve (collectively), and the amount of the allowance established in each loan class as of March 31, 2015 and 2014:

	Residential Real Estate 1-4 Family
		Junior Liens &		Commercial
(Dollars in thousands)	First Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Total

March 31, 2015
Loans evaluated for allowance:
Individually	$1,254	$51	$930	$21,927	$1,073	$-	$25,235
Collectively	160,040	43,204	8,753	301,748	178,335	5,643	697,723
Total	$161,294	$43,255	$9,683	$323,675	$179,408	$5,643	$722,958

Allowance established for loans evaluated:
Individually	$23	$-	$21	$39	$9	$-	$92
Collectively	1,237	334	242	5,561	1,619	125	9,118
Allowance at March 31, 2015	$1,260	$334	$263	$5,600	$1,628	$125	$9,210

March 31, 2014
Loans evaluated for allowance:
Individually	$2,310	$51	$530	$25,029	$1,953	$-	$29,873
Collectively	162,799	39,893	11,223	297,421	177,033	7,816	696,185
Total	$165,109	$39,944	$11,753	$322,450	$178,986	$7,816	$726,058

Allowance established for loans evaluated:
Individually	$-	$-	$-	$247	$968	$-	$1,215
Collectively	1,133	276	374	5,262	1,341	144	8,530
Allowance at March 31, 2014	$1,133	$276	$374	$5,509	$2,309	$144	$9,745

During the first quarter of 2015, the Bank recorded $325 thousand for the loan loss provision expense. The quarterly expense was $127 thousand more than the provision expense of $198 thousand recorded for the first quarter of 2014.

Charged-off loans usually result from: (1) a borrower being legally relieved of loan repayment responsibility through bankruptcy, (2) insufficient collateral sale proceeds to repay a loan; or (3) the borrower and/or guarantor does not own other assets that, if sold, would generate sufficient sale proceeds to repay a loan. The Bank recorded net loan charge-offs of $226 thousand for the first quarter of 2015. The largest charge-off during the period was $200 thousand related to Credit 5 on the significant nonaccrual table.

The following table presents an analysis of the allowance for loan losses for the periods ended:

	Residential Real Estate 1-4 Family
		Junior Liens &		Commercial
(Dollars in thousands)	First Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Total

Allowance at December 31, 2014	$1,225	$334	$226	$5,417	$1,773	$136	$9,111
Charge-offs	-	-	-	-	(201)	(52)	(253)
Recoveries	2	-	-	-	6	19	27
Provision	33	-	37	183	50	22	325
Allowance at March 31, 2015	$1,260	$334	$263	$5,600	$1,628	$125	$9,210

Allowance at December 31, 2013	$1,108	$278	$291	$5,571	$2,306	$148	$9,702
Charge-offs	(16)	-	(27)	(114)	(1)	(43)	(201)
Recoveries	3	-	-	-	20	23	46
Provision	38	(2)	110	52	(16)	16	198
Allowance at March 31, 2014	$1,133	$276	$374	$5,509	$2,309	$144	$9,745

	March 31, 2015	December 31, 2014	March 31, 2014
Net loans charged-off as a percentage of average gross loans	0.13%	0.19%	0.09%
Net loans charged-off as a percentage of the provision for loan losses	69.54%	177.36%	78.28%
Allowance as a percentage of loans	1.27%	1.25%	1.34%
Net charge-offs	$226	$1,355	$155

Deposits:

Total deposits increased $24.2 million during the first three months of 2015 to $905.4 million. Non-interest bearing deposits increased $11.0 million, while savings and interest-bearing checking increased $17.0 million and time deposits decreased $3.7 million. The increase in non-interest bearing checking accounts occurred primarily in retail checking accounts ($7.1 million), municipal checking accounts ($2.6 million) and commercial checking accounts ($2.0 million). Interest bearing checking increased by $15.9 million, primarily from commercial deposits.  The Bank’s Money Management product remained flat at $387.6 million.  Retail time deposits decreased since year-end, as customers moved funds to more liquid accounts.  As of March  31, 2015, the Bank had $3.6 million in CDARS reciprocal time deposits included in brokered time deposits.

			Change
(Dollars in thousands)	March 31, 2015	December 31, 2014	Amount	%
Noninterest-bearing checking	$147,876	$136,910	$10,966	8.0

Interest-bearing checking	210,852	194,992	15,860	8.1
Money management	387,643	388,043	(400)	(0.1)
Savings	64,166	62,637	1,529	2.4
Total interest-bearing checking and savings	662,661	645,672	16,989	2.6

Retail time deposits	91,246	92,973	(1,727)	(1.9)
Brokered time deposits	3,612	5,626	(2,014)	(35.8)
Total time deposits	94,858	98,599	(3,741)	(3.8)
Total deposits	$905,395	$881,181	$24,214	2.7

Overdrawn deposit accounts reclassified as loans	$138	$138

Borrowings:

The Corporation had no short-term or long-term borrowings at March 31, 2015.

Shareholders’ Equity:

Total shareholders’ equity increased $2.4 million to $106.0 million at March  31, 2015, compared to $103.5 million at the end of 2014.  The increase in retained earnings from the Corporation’s net income of $2.9 million was partially offset by the cash dividend of $718 thousand. The Corporation’s dividend payout ratio is 24.9% for the first three months of 2015 compared to 38.8% in 2014.

As part of its quarterly dividend decision, the Corporation considers current and future income projections, dividend yield, payout ratio, and current and future capital ratios. In February 2015, the Board of Directors declared a $.17 per share regular quarterly dividend for the first quarter of 2015.  This compares to a regular quarterly cash dividend of $.17 paid in the fourth quarter of 2014. On April 23, 2015 the Board of Directors declared a $0.19 per share regular quarterly dividend for the second quarter of 2015, which will be paid on May  27, 2015.

In addition, the Corporation considers how dividend decisions may affect the Dividend Reinvestment Plan (DRIP), which has raised $212 thousand in new capital this year with 9,660 new shares purchased.  The Corporation continually explores other sources of capital as part of its capital management plan for the Corporation and the Bank.  The Corporation did not repurchase any shares of the Corporation’s common stock during the first three months of 2015.

Capital adequacy is currently defined by regulatory agencies through the use of several minimum required ratios.  In July 2013, Federal Banking regulators approved the final rules from the Basel Committee on Banking Supervision for the regulation of capital requirements for U.S. Banks, generally referred to as “Basel III.”  Basel III imposes significantly higher capital requirements and more restrictive leverage and liquidity ratios than those in place at the end of 2014.  The capital ratios to be considered “well capitalized” under Basel III are: common equity tier 1 of 6.5%, Tier 1 leverage of 5%, Tier 1 risk-based capital of 8%, and Total Risk-Based capital of 10%.  The common equity tier 1 ratio is a new capital ratio under Basel III.  Common equity consists of common stock, additional paid-in capital and retained earnings.  The Tier 1 risk-based capital ratio of 8% has been increased from 6%.  The new rule also includes a provision for banks to make a one-time irrevocable choice to exclude accumulated other comprehensive income (AOCI) from its common equity Tier 1 capital.  The Bank elected to exclude AOCI from the capital calculation with its March 31, 2015 regulatory filing.  In addition, a capital conservation buffer will be required to be maintained above the minimum capital ratios to avoid any capital distribution restrictions.  The capital conservation buffer will be phased in from 0% in 2015 to 2.5% in 2019.  The Basel III capital rules took effect for the Corporation and the Bank on January 1, 2015.  At March 31, 2015, the Corporation and the Bank were both well capitalized as defined by the banking regulatory agencies.

The following table summarizes regulatory capital information as of March 31, 2015 and December 31, 2014 on a consolidated basis and for the Bank, as defined.  Regulatory capital ratios for March 31, 2015 were calculated in accordance with the Basel III rules, whereas the December 31, 2015 regulatory ratios were calculated in accordance with Basel I rules.  The minimum regulatory ratios shown below define capital levels under Basel III rules.

			Regulatory Ratios
			Adequately	Well
			Capitalized	Capitalized
(Dollars in thousands)	March 31, 2015	December 31, 2014	Minimum	Minimum

Common Equity Tier 1 Risk-based Capital Ratio (1)
Franklin Financial Services Corporation	14.19%	N/A	4.50%	N/A
Farmers & Merchants Trust Company	14.03%	N/A	4.50%	6.50%

Tier 1 Risk-based Capital Ratio (2)
Franklin Financial Services Corporation	14.19%	14.19%	6.00%	N/A
Farmers & Merchants Trust Company	14.03%	13.96%	6.00%	8.00%

Total Risk-based Capital Ratio (3)
Franklin Financial Services Corporation	15.45%	15.49%	8.00%	N/A
Farmers & Merchants Trust Company	15.28%	15.26%	8.00%	10.00%

Tier 1 Leverage Ratio (4)
Franklin Financial Services Corporation	10.12%	9.69%	4.00%	N/A
Farmers & Merchants Trust Company	9.94%	9.55%	4.00%	5.00%

(1) Common equity Tier 1 capital/ total risk-weighted assets (2) Tier 1 capital / total risk-weighted assets
(3) Total risk-based capital / total risk-weighted assets, (4) Tier 1 capital / average quarterly assets

Economy

The Corporation’s primary market area includes Franklin, Fulton, Cumberland and Huntingdon County, PA.  This area is diverse in demographic and economic makeup.  County populations range from a low of approximately 14,000 in Fulton County to over 220,000 in Cumberland County. Unemployment in the Bank’s market area has remained virtually unchanged over the past year and ranges from a low of 4.4% in Cumberland County to high of 9.0% in Huntingdon County.  The market area has a diverse economic base and local industries include, warehousing, truck & rail shipping centers, light and heavy manufacturers, health-care, higher education institutions, farming and agriculture, and a varied service sector.  The Corporation’s primary market area is located in south central Pennsylvania and provides easy access to the major metropolitan markets on the east coast via trucking and rail transportation. Because of this, warehousing and distribution companies continue to find the area attractive. The local economy is not overly dependent on any one industry or business and Management believes that the Bank’s primary market area continues to be well suited for growth as the recession eases.

The following provides selected economic data for the Bank’s primary market:

Economic Data

	March 31, 2015	December 31, 2014
Unemployment Rate (seasonally adjusted)
Market area range (1)	4.4% - 9.0%	3.6% - 5.8%
Pennsylvania	5.2%	5.1%
United States	5.5%	5.8%

Housing Price Index - year over year change
PA, nonmetropolitan statistical area	1.0%	0.5%
United States	5.5%	5.7%

Franklin County Building Permits - year over year change
Residential, estimated	27.0%	32.7%
Multifamily, estimated	-18.2%	157.8%

(1) Franklin, Cumberland, Fulton and Huntingdon Counties

Unlike many companies, the assets and liabilities of the Corporation are financial in nature. As such, interest rates and changes in interest rates may have a more significant effect on the Corporation’s financial results than on other types of industries. Because of this, the Corporation watches the actions of the Federal Reserve Open Market Committee (FOMC) as it makes decisions about interest rate changes. The FOMC continues to hold short-term rates at historic lows.  It continues to monitor employment and inflation data as it considers the timing of an increase in the Fed Funds rate.  Many analysts believe that the FOMC will begin to increase rates in the second half 2015.

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

Historically, the Corporation has satisfied its liquidity needs from earnings, repayment of loans and amortizing investment securities, maturing investment securities, loan` sales, deposit growth and its ability to access existing lines of credit.  All investment securities are classified as available for sale; therefore, securities that are not pledged as collateral for borrowings are an additional source of readily available liquidity, either by selling the security or, more preferably, to provide collateral for additional borrowing. At March 31, 2015, the Bank had approximately $75.6 million (fair value) in its investment portfolio pledged as collateral for deposits and Repos.  Another source of available liquidity for the Bank is a line of credit with the FHLB.  At March  31, 2015, the Bank had approximately $35 million available on this line of credit and $16.0 million of unsecured lines of credit at correspondent banks. At  March  31, 2015, the Bank had an excess borrowing capacity of $234.5 million, which includes the amount available on the line of credit.  The Bank has established credit at the Federal Reserve Discount Window and as of quarter-end had the ability to borrow approximately $28 million.

Off Balance Sheet Commitments

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk.  These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments.  Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation.  Unused commitments and standby letters of credit totaled $270.1 million and $248.3 million, respectively, at March 31, 2015 and December 31, 2014.

The Corporation has entered into various contractual obligations to make future payments.  These obligations include time deposits, long-term debt, operating leases, deferred compensation and pension payments.  These amounts have not changed materially from those reported in the Corporation’s 2014 Annual Report on Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the Corporation’s exposure to market risk during the three months ended March 31, 2015. For more information on market risk refer to the Corporation’s 2014 Annual Report on Form 10-K.

Item 4.  Controls and Procedures

Evaluation of Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that as of March  31, 2015, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 1A. Risk Factors

There were no material changes in the Corporation’s risk factors during the three months ended March 31, 2015. For more information, refer to the Corporation’s 2014 Annual Report on Form 10-K.

Item 2.   Unregistered  Sales of Equity Securities and Use of Proceeds

None

Item 3.   Defaults by the Company on its Senior Securities

None

Item 4.   Mine Safety Disclosures

Not Applicable

Item 5.   Other Information

None

Item 6.  Exhibits

Exhibits

3.1   Articles of Incorporation of the Corporation.  (Filed as Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.)

3.2   Bylaws of the Corporation. (Filed as Exhibit 99 to Current Report on Form 8-K filed on December 20, 2014 and incorporated herein by reference.)

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

Franklin Financial Services Corporation

May 11, 2015	/s/ William E. Snell, Jr
William E. Snell, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

May 11, 2015	/s/ Mark R. Hollar
Mark R. Hollar
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)