Form 10-Q
period 2015-06-30
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2015-08-07
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June  30, 2015

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

There were 4,252,508 outstanding shares of the Registrant’s common stock as of July 31, 2015.

Part I FINANCIAL INFORMATION

Item 1 Financial Statements

Consolidated Balance Sheets

	(unaudited)
(Dollars in thousands, except share and per share data)	June 30	December 31
	2015	2014
Assets
Cash and due from banks	$17,649	$14,258
Interest-bearing deposits in other banks	46,754	34,335
Total cash and cash equivalents	64,403	48,593
Investment securities available for sale, at fair value	176,424	171,751
Restricted stock	439	438
Loans held for sale	1,755	389
Loans	733,212	726,531
Allowance for loan losses	(9,450)	(9,111)
Net Loans	723,762	717,420
Premises and equipment, net	14,531	15,046
Bank owned life insurance	22,377	22,098
Goodwill	9,016	9,016
Other intangible assets	-	181
Other real estate owned	4,018	3,666
Deferred tax asset, net	4,690	4,328
Other assets	7,124	8,522
Total assets	$1,028,539	$1,001,448

Liabilities
Deposits
Noninterest-bearing checking	$143,564	$136,910
Money management, savings and interest checking	680,424	645,672
Time	92,071	98,599
Total Deposits	916,059	881,181
Repurchase Agreements	-	9,079
Other liabilities	5,302	7,667
Total liabilities	921,361	897,927

Shareholders' equity
Common stock, $1 par value per share,15,000,000 shares authorized with
4,625,071 shares issued and 4,241,355 shares outstanding at June 30, 2015 and
4,606,564 shares issued and 4,218,330 shares outstanding at December 31, 2014	4,625	4,607
Capital stock without par value, 5,000,000 shares authorized with no
shares issued and outstanding	-	-
Additional paid-in capital	37,926	37,504
Retained earnings	75,288	71,452
Accumulated other comprehensive loss	(3,800)	(3,100)
Treasury stock, 383,716 shares at June 30, 2015 and 388,234 shares at
December 31, 2014, at cost	(6,861)	(6,942)
Total shareholders' equity	107,178	103,521
Total liabilities and shareholders' equity	$1,028,539	$1,001,448

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Income

	For the Three Months Ended		For the Six Months Ended
(Dollars in thousands, except per share data) (unaudited)	June 30		June 30
	2015	2014	2015	2014
Interest income
Loans, including fees	$7,477	$7,648	$14,853	$15,159
Interest and dividends on investments:
Taxable interest	613	661	1,248	1,302
Tax exempt interest	408	376	817	734
Dividend income	8	31	60	56
Deposits and obligations of other banks	72	45	127	84
Total interest income	8,578	8,761	17,105	17,335

Interest expense
Deposits	619	694	1,260	1,396
Securities sold under agreements to repurchase	-	2	-	9
Long-term debt	-	121	-	242
Total interest expense	619	817	1,260	1,647
Net interest income	7,959	7,944	15,845	15,688
Provision for loan losses	310	266	635	464
Net interest income after provision for loan losses	7,649	7,678	15,210	15,224

Noninterest income
Investment and trust services fees	1,388	1,101	2,651	2,192
Loan service charges	297	250	471	418
Mortgage banking activities	17	19	25	32
Deposit service charges and fees	586	525	1,077	990
Other service charges and fees	311	317	607	584
Debit card income	356	337	675	643
Increase in cash surrender value of life insurance	140	144	279	286
Other real estate owned (losses) gains, net	-	(62)	32	(185)
Other	13	10	237	62
OTTI losses recognized in earnings	-	-	(20)	-
Gain on conversion	-	-	728	-
Securities gains, net	8	221	8	221
Total noninterest income	3,116	2,862	6,770	5,243

Noninterest expense
Salaries and employee benefits	4,203	4,107	8,286	8,357
Net occupancy expense	556	586	1,172	1,262
Furniture and equipment expense	239	237	470	491
Advertising	283	270	471	586
Legal and professional fees	203	353	499	618
Data processing	556	493	1,023	884
Pennsylvania bank shares tax	206	173	402	347
Intangible amortization	90	104	181	207
FDIC insurance	160	222	308	454
ATM/debit card processing	186	178	373	357
Other	977	892	1,965	1,741
Total noninterest expense	7,659	7,615	15,150	15,304
Income before federal income taxes	3,106	2,925	6,830	5,163
Federal income tax expense	632	606	1,472	1,018
Net income	$2,474	$2,319	$5,358	$4,145

Per share
Basic earnings per share	$0.58	$0.55	$1.27	$0.99
Diluted earnings per share	$0.58	$0.55	$1.26	$0.99
Cash dividends declared	$0.19	$0.17	$0.36	$0.34

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Comprehensive Income

	For the Three Months Ended		For the Six Months Ended
	June 30		June 30
(Dollars in thousands) (unaudited)	2015	2014	2015	2014
Net Income	$2,474	$2,319	$5,358	$4,145

Securities:
Unrealized (losses) gains arising during the period	(1,239)	774	(536)	2,194
Reclassification adjustment for gains included in net income (1)	(8)	(221)	(716)	(221)
Net unrealized (losses) gains	(1,247)	553	(1,252)	1,973
Tax effect	424	(188)	426	(671)
Net of tax amount	(823)	365	(826)	1,302

Derivatives:
Unrealized gains (losses) arising during the period	32	(4)	31	(12)
Reclassification adjustment for losses included in net income (2)	64	94	160	189
Net unrealized gains	96	90	191	177
Tax effect	(32)	(30)	(65)	(60)
Net of tax amount	64	60	126	117

Total other comprehensive (loss) income	(759)	425	(700)	1,419
Total Comprehensive Income	$1,715	$2,744	$4,658	$5,564

Reclassification adjustment / Statement line item	Tax expense (benefit)		Tax expense (benefit)
(1) Securities / gain on conversion & securities (gains) losses, net	$3	$75	$243	$75
(2) Derivatives / interest expense on deposits	(22)	(32)	(54)	(64)

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Changes in Shareholders' Equity

For the Six months June 30, 2015 and 2014:

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
(Dollars in thousands, except per share data) (unaudited)	Stock	Capital	Earnings	Loss	Stock	Total
Balance at December 31, 2013	$4,561	$36,636	$65,897	$(4,696)	$(7,010)	$95,388
Net income	-	-	4,145	-	-	4,145
Other comprehensive income	-	-	-	1,419	-	1,419
Cash dividends declared, $.34 per share	-	-	(1,419)	-	-	(1,419)
Treasury shares issued under stock option plans, 3,476 shares	-	(10)	-	-	62	52
Common stock issued under dividend reinvestment plan, 20,642 shares	20	354	-	-	-	374
Balance at June 30, 2014	$4,581	$36,980	$68,623	$(3,277)	$(6,948)	$99,959

Balance at December 31, 2014	$4,607	$37,504	$71,452	$(3,100)	$(6,942)	$103,521
Net income	-	-	5,358	-	-	5,358
Other comprehensive loss	-	-	-	(700)	-	(700)
Cash dividends declared, $.36 per share	-	-	(1,522)	-	-	(1,522)
Treasury shares issued under stock option plans, 4,518 shares	-	5	-	-	81	86
Common stock issued under dividend reinvestment plan, 18,507 shares	18	417	-	-	-	435
Balance at June 30, 2015	$4,625	$37,926	$75,288	$(3,800)	$(6,861)	$107,178

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows

	Six Months Ended June 30
	2015	2014
(Dollars in thousands) (unaudited)
Cash flows from operating activities
Net income	$5,358	$4,145
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	675	732
Net amortization of loans and investment securities	796	893
Amortization and net change in mortgage servicing rights valuation	9	8
Amortization of intangibles	181	207
Provision for loan losses	635	464
Net realized gains on sales of securities	(8)	(221)
Impairment writedown on securities recognized in earnings	20	-
Gain on conversion	(728)	-
Loans originated for sale	(3,812)	(3,554)
Proceeds from sale of loans	2,446	3,303
Writedown on premises and equipment	60	-
Writedown of other real estate owned	-	200
Net gain on sale or disposal of other real estate/other repossessed assets	(32)	(15)
Increase in cash surrender value of life insurance	(279)	(286)
Decrease (increase) in other assets	1,380	(118)
(Decrease) increase in other liabilities	(2,195)	613
Net cash provided by operating activities	4,506	6,371

Cash flows from investing activities
Proceeds from sales and calls of investment securities available for sale	1,381	1,582
Proceeds from maturities and paydowns of securities available for sale	14,132	12,313
Purchase of investment securities available for sale	(21,689)	(28,362)
Net increase in restricted stock	(1)	(32)
Net increase in loans	(7,256)	(10,012)
Capital expenditures	(190)	(321)
Proceeds from sale of other real estate/other repossessed assets	129	493
Net cash used in investing activities	(13,494)	(24,339)

Cash flows from financing activities
Net increase in demand deposits, NOW, and savings accounts	41,406	63,087
Net decrease in time deposits	(6,528)	(8,107)
Net decrease in repurchase agreements	(9,079)	(21,570)
Long-term debt payments	-	(403)
Dividends paid	(1,522)	(1,419)
Treasury stock issued under stock option plans	86	52
Common stock issued under dividend reinvestment plan	435	374
Net cash provided by financing activities	24,798	32,014

Increase in cash and cash equivalents	15,810	14,046
Cash and cash equivalents as of January 1	48,593	40,745
Cash and cash equivalents as of June 30	$64,403	$54,791

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest on deposits and other borrowed funds	$1,304	$1,670
Income taxes	$1,513	$236

Noncash Activities
Loans transferred to Other Real Estate	$449	$82

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, and cash flows as of June  30, 2015, and for all other periods presented have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted.  It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s 2014 Annual Report on Form 10-K.  The consolidated results of operations for the period ended June 30, 2015 are not necessarily indicative of the operating results for the full year.  Management has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.

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

Earnings per share are computed based on the weighted average number of shares outstanding during each period end.  A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

	For the Three Months Ended		For the Six Months Ended
	June 30		June 30
(Dollars and shares in thousands, except per share data)	2015	2014	2015	2014
Weighted average shares outstanding (basic)	4,234	4,184	4,228	4,178
Impact of common stock equivalents	11	7	8	6
Weighted average shares outstanding (diluted)	4,245	4,191	4,236	4,184
Anti-dilutive options excluded from calculation	13	34	28	37
Net income	$2,474	$2,319	$5,358	$4,145
Basic earnings per share	$0.58	$0.55	$1.27	$0.99
Diluted earnings per share	$0.58	$0.55	$1.26	$0.99

Note 2. Recent Accounting Pronouncements

Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement . ASU 2015-05 “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, revises the scope of Subtopic 350-40 to include internal-use software accessed through a hosting arrangement (e.g., cloud computing, software as a service, etc.) only if both of the following criteria are met: (1) the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty (there is no significant penalty if the customer has the ability to take delivery of the software without incurring significant cost and the ability to use the software separately without significant loss of utility or value); and (2) it is feasible for the customer to either run the software on its own hardware or contract with another party unrelated to the vendor to host the software.  If both of the criteria are present in a hosting arrangement, then the arrangement contains a software license and the customer should account for that element in accordance with Subtopic 350-40 (i.e., expense fees as incurred).  The ASU is effective for public business entities for fiscal years beginning after

December 15, 2015, and interim periods within those fiscal years.  For all other entities, the ASU is effective for fiscal years beginning after December 15, 2015, and interim periods within fiscal year beginning after December 15, 2016.  Early adoption is permitted.  An entity can elect to adopt the amendments either (1) prospectively to all arrangements entered into or materially modified after the effective date, or (2) retrospectively.  The Corporation does not believe ASU 350-40 will have a material effect on its financial statements.

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

Note 3. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss included in shareholders' equity are as follows:

	June 30	December 31
	2015	2014
(Dollars in thousands)
Net unrealized gains on securities	$1,100	$2,352
Tax effect	(374)	(800)
Net of tax amount	726	1,552

Net unrealized losses on derivatives	-	(191)
Tax effect	-	65
Net of tax amount	-	(126)

Accumulated pension adjustment	(6,858)	(6,858)
Tax effect	2,332	2,332
Net of tax amount	(4,526)	(4,526)

Total accumulated other comprehensive loss	$(3,800)	$(3,100)

Note 4. Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Bank generally holds collateral and/or personal guarantees supporting these commitments.  The Bank had $26.0 million and $22.7 million of standby letters of credit as of June  30, 2015 and December 31, 2014, respectively. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The amount of the liability as of June  30, 2015 and December 31, 2014 for guarantees under standby letters of credit issued was not material.

Note 5. Investments

The amortized cost and estimated fair value of investment securities available for sale as of June  30, 2015 and December 31, 2014 are as follows:

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
June 30, 2015	cost	gains	losses	value
Equity securities	$164	$78	$-	$242
U.S. Government agency securities	16,245	168	(29)	16,384
Municipal securities	71,277	1,459	(604)	72,132
Trust preferred securities	5,949	-	(621)	5,328
Agency mortgage-backed securities	80,145	917	(323)	80,739
Private-label mortgage-backed securities	1,502	58	-	1,560
Asset-backed securities	42	-	(3)	39
	$175,324	$2,680	$(1,580)	$176,424

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
December 31, 2014	cost	gains	losses	value
Equity securities	$274	$779	$-	$1,053
U.S. Government and Agency securities	15,854	173	(64)	15,963
Municipal securities	66,832	1,826	(292)	68,366
Trust preferred securities	5,940	-	(803)	5,137
Agency mortgage-backed securities	78,779	932	(217)	79,494
Private-label mortgage-backed securities	1,675	35	(15)	1,695
Asset-backed securities	45	-	(2)	43
	$169,399	$3,745	$(1,393)	$171,751

At June  30, 2015 and December 31, 2014, the fair value of investment securities pledged to secure public funds, trust balances, repurchase agreements, deposit and other obligations totaled $69.3 million and $91.6 million, respectively.

The amortized cost and estimated fair value of debt securities at June  30, 2015, by contractual maturity are shown below. Actual maturities may differ from contractual maturities because of prepayment or call options embedded in the securities.

(Dollars in thousands)	Amortized cost	Fair value
Due in one year or less	$4,570	$4,609
Due after one year through five years	10,483	10,680
Due after five years through ten years	32,927	33,512
Due after ten years	45,533	45,082
	93,513	93,883
Mortgage-backed securities	81,647	82,299
	$175,160	$176,182

The following table provides additional detail about trust preferred securities as of June  30, 2015:

Trust Preferred Securities

(Dollars in thousands)
Deal Name	Maturity	Single Issuer or Pooled	Class	Amortized Cost	Fair Value	Gross Unrealized Gain (Loss)	Lowest Credit Rating Assigned

BankAmerica Cap III	1/15/2027	Single	Preferred Stock	$964	$906	$(58)	BB
Wachovia Cap Trust II	1/15/2027	Single	Preferred Stock	277	261	(16)	BBB
Huntington Cap Trust	2/1/2027	Single	Preferred Stock	941	816	(125)	BB
Corestates Captl Tr II	2/15/2027	Single	Preferred Stock	937	871	(66)	BBB+
Huntington Cap Trust II	6/15/2028	Single	Preferred Stock	892	790	(102)	BB
Chase Cap VI JPM	8/1/2028	Single	Preferred Stock	963	850	(113)	BBB-
Fleet Cap Tr V	12/18/2028	Single	Preferred Stock	975	834	(141)	BB
				$5,949	$5,328	$(621)

The following table provides additional detail about private label mortgage-backed securities as of June  30, 2015:

Private Label Mortgage Backed Securities

(Dollars in thousands)				Gross				Cumulative
	Origination	Amortized	Fair	Unrealized	Collateral	Lowest Credit	Credit	OTTI
Description	Date	Cost	Value	Gain (Loss)	Type	Rating Assigned	Support %	Charges
RALI 2004-QS4 A7	3/1/2004	$43	$43	$-	ALT A	BBB+	11.84	$-
MALT 2004-6 7A1	6/1/2004	385	393	8	ALT A	CCC	14.11	-
RALI 2005-QS2 A1	2/1/2005	236	251	15	ALT A	CC	5.20	10
RALI 2006-QS4 A2	4/1/2006	502	523	21	ALT A	D	-	313
GSR 2006-5F 2A1	5/1/2006	72	80	8	Prime	D	-	15
RALI 2006-QS8 A1	7/28/2006	264	270	6	ALT A	D	-	217
		$1,502	$1,560	$58				$555

Impairment:

The investment portfolio contained 91 securities with $59.9 million of temporarily impaired fair value and $1.6 million in unrealized losses at June 30, 2015. The total unrealized loss position has increased slightly from $1.4 million at year-end 2014.

For securities with an unrealized loss, Management applies a systematic methodology in order to perform an assessment of the potential for other-than-temporary impairment.  In the case of debt securities, investments considered for other-than-temporary impairment: (1) had a specified maturity or repricing date; (2) were generally expected to be redeemed at par, and (3) were expected to achieve a recovery in market value within a reasonable period of time. In addition, the Bank considers whether it intends to sell these securities or whether it will be forced to sell these securities before the earlier of amortized cost recovery or maturity. Equity securities are assessed for other-than-temporary impairment based on the length of time of impairment, dollar amount of the impairment and general market and financial conditions relating to specific issues.  The impairment identified on debt and equity securities and subject to assessment at June 30, 2015, was deemed to be temporary and required no further adjustments to the financial statements, unless otherwise noted.

The following table reflects temporary impairment in the investment portfolio (excluding restricted stock), aggregated by investment category, length of time that individual securities have been in a continuous unrealized loss position and the number of securities in each category as of June  30, 2015 and December 31, 2014:

	June 30, 2015
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Government and Agency securities	$1,498	$(7)	3	$4,617	$(22)	10	$6,115	$(29)	13
Municipal securities	20,359	(386)	33	4,775	(218)	7	25,134	(604)	40
Trust preferred securities	-	-	-	5,328	(621)	7	5,328	(621)	7
Agency mortgage-backed securities	18,002	(179)	22	5,346	(144)	8	23,348	(323)	30
Asset-backed securities	-	-	-	4	(3)	1	4	(3)	1
Total temporarily impaired securities	$39,859	$(572)	58	$20,070	$(1,008)	33	$59,929	$(1,580)	91

	December 31, 2014
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Government and Agency securities	4	-	1	7,207	(64)	14	7,211	(64)	15
Municipal securities	5,651	(33)	9	9,441	(259)	14	15,092	(292)	23
Trust preferred securities	-	-	-	5,137	(803)	7	5,137	(803)	7
Agency mortgage-backed securities	9,304	(60)	13	8,199	(157)	10	17,503	(217)	23
Private-label mortgage-backed securities	-	-	-	540	(15)	1	540	(15)	1
Asset-backed securities	-	-	-	5	(2)	1	5	(2)	1
Total temporarily impaired securities	$14,959	$(93)	23	$30,529	$(1,300)	47	$45,488	$(1,393)	70

The municipal bond portfolio has an unrealized loss of $604 thousand at June 30, 2015 compared to $292 thousand at year-end 2014.  This number of securities in this portfolio with an unrealized loss increased from 23 to 40 and the loss in this portfolio is deemed to be non-credit related and no other-than-temporary impairment charges have been recorded.

The trust preferred portfolio contains 7 securities with a fair value of $5.3 million and an unrealized loss of $621 thousand. The trust-preferred securities held by the Bank are single entity issues, not pooled trust preferred securities.  Therefore, the impairment review of these securities is based only on the issuer and the security cannot be impaired by the performance of other issuers as if it was a pooled trust-preferred bond. All of the Bank’s trust preferred securities are single issue, variable rate notes with long maturities (2027 – 2028).  None of these bonds have suspended or missed a dividend payment. At June 30, 2015, the Bank believes it will be able to collect all interest and principal due on these bonds and no other-than-temporary-impairment charges were recorded.

The PLMBS sector shows a net unrealized gain $58 thousand with all bonds showing an unrealized gain.  Even though there is no unrealized loss, due to the nature of these bonds, they are evaluated closely. These bonds were all rated AAA at time of purchase, but have since experienced rating declines. Some have experienced increased delinquencies and defaults, while others have seen the credit support increase as the bonds paid-down. The Bank monitors the performance of the PLMBS investments on a regular basis and reviews delinquencies, default rates, credit support levels and various cash flow stress test scenarios. In determining the credit related loss, Management considers all principal past due 60 days or more as a loss. If additional principal moves beyond 60 days past due, it will also be considered a loss. As a result of the analysis on PLMBS it was determined that a $20 thousand impairment charge was required at the end of the first

quarter; however, no additional impairment charge was required at June 30, 2015.   It is primarily a result of the cumulative OTTI charges that these bonds are showing an unrealized gain at quarter end.  The Bank has recorded $555 thousand of cumulative impairment charges on this portfolio. Management continues to monitor these securities and it is possible that additional write-downs may occur if current loss trends continue. The Bank is currently participating in a class-action lawsuit against one PLMBS servicer that centers on defective warranties and representations made as part of the underwriting process. The following table represents the cumulative credit losses on securities recognized in earnings as of June 30, 2015 and 2014.

(Dollars in thousands)	Six Months Ended
	2015	2014
Balance of cumulative credit-related OTTI at January 1	$535	$515
Additions for credit-related OTTI not previously recognized	20	-
Additional increases for credit-related OTTI previously recognized when there is no intent to sell
and no requirement to sell before recovery of amortized cost basis	-	-
Decreases for previously recognized credit-related OTTI because there was an intent to sell	-	-
Reduction for increases in cash flows expected to be collected	-	-
Balance of credit-related OTTI at June 30	$555	$515

The Bank held $439 thousand of restricted stock at June 30, 2015.  Except for $30 thousand, this investment represents stock in FHLB Pittsburgh. The Bank is required to hold this stock to be a member of FHLB and it is carried at cost of $100 per share. FHLB stock is evaluated for impairment primarily based on an assessment of the ultimate recoverability of its cost. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support its operations.  There is not a public market for FHLB stock and the benefits of FHLB membership (e.g., liquidity and low cost funding) add value to the stock beyond purely financial measures. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment.

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

A summary of loans outstanding, by primary collateral, at the end of the reporting periods is as follows:

			Change
(Dollars in thousands)	June 30, 2015	December 31, 2014	Amount	%
Residential Real Estate 1-4 Family
Consumer first liens	$103,852	$105,014	$(1,162)	(1.1)
Consumer junior liens and lines of credit	39,915	38,132	1,783	4.7
Total consumer	143,767	143,146	621	0.4

Commercial first lien	60,438	56,300	4,138	7.3
Commercial junior liens and lines of credit	5,637	5,663	(26)	(0.5)
Total commercial	66,075	61,963	4,112	6.6
Total residential real estate 1-4 family	209,842	205,109	4,733	2.3

Residential real estate - construction
Consumer	1,736	1,627	109	6.7
Commercial	6,676	8,088	(1,412)	(17.5)
Total residential real estate construction	8,412	9,715	(1,303)	(13.4)

Commercial real estate	317,329	326,482	(9,153)	(2.8)
Commercial	192,224	179,071	13,153	7.3
Total commercial	509,553	505,553	4,000	0.8

Consumer	5,405	6,154	(749)	(12.2)
	733,212	726,531	6,681	0.9
Less: Allowance for loan losses	(9,450)	(9,111)	(339)	(3.7)
Net Loans	$723,762	$717,420	$6,342	0.9

Included in the loan balances are the following:
Net unamortized deferred loan costs	$169	$(76)

Loans pledged as collateral for borrowings and commitments from:
FHLB	$612,011	$602,633
Federal Reserve Bank	54,844	56,367
	$666,855	$659,000

Note 7. Loan Quality

The following table presents, by class, the activity in the Allowance for Loan Losses (ALL) for the periods ended:

	Residential Real Estate 1-4 Family
		Junior Liens &		Commercial
(Dollars in thousands)	First Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Total

Allowance at March 31, 2015	$1,260	$334	$263	$5,600	$1,628	$125	$9,210
Charge-offs	(43)	-	(21)	-	(17)	(26)	(107)
Recoveries	1	-	-	14	8	14	37
Provision	75	25	(22)	72	152	8	310
Allowance at June 30, 2015	$1,293	$359	$220	$5,686	$1,771	$121	$9,450

Allowance at December 31, 2014	$1,225	$334	$226	$5,417	$1,773	$136	$9,111
Charge-offs	(43)	-	(21)	-	(218)	(78)	(360)
Recoveries	3	-	-	14	14	33	64
Provision	108	25	15	255	202	30	635
Allowance at June 30, 2015	$1,293	$359	$220	$5,686	$1,771	$121	$9,450

Allowance at March 31, 2014	$1,133	$276	$374	$5,509	$2,309	$144	$9,745
Charge-offs	(241)	-	-	(234)	(11)	(37)	(523)
Recoveries	-	-	-	-	13	18	31
Provision	187	(10)	(113)	137	55	10	266
Allowance at June 30, 2014	$1,079	$266	$261	$5,412	$2,366	$135	$9,519

Allowance at December 31, 2013	$1,108	$278	$291	$5,571	$2,306	$148	$9,702
Charge-offs	(257)	-	(27)	(348)	(12)	(80)	(724)
Recoveries	3	-	-	-	33	41	77
Provision	225	(12)	(3)	189	39	26	464
Allowance at June 30, 2014	$1,079	$266	$261	$5,412	$2,366	$135	$9,519

The following table presents, by class, loans that were evaluated for the ALL under the specific reserve (individually) and those that were evaluated under the general reserve (collectively) and the amount of the ALL established in each class as of June  30, 2015 and December 31, 2014:

	Residential Real Estate 1-4 Family
		Junior Liens &		Commercial
(Dollars in thousands)	First Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Total

June 30, 2015
Loans evaluated for allowance:
Individually	$1,083	$51	$513	$21,512	$237	$-	$23,396
Collectively	163,207	45,501	7,899	295,817	191,987	5,405	709,816
Total	$164,290	$45,552	$8,412	$317,329	$192,224	$5,405	$733,212

Allowance established for loans evaluated:
Individually	$-	$-	$-	$2	$8	$-	$10
Collectively	1,293	359	220	5,684	1,763	121	9,440
Allowance at June 30, 2015	$1,293	$359	$220	$5,686	$1,771	$121	$9,450

December 31, 2014
Loans evaluated for allowance:
Individually	$1,171	$51	$931	$22,307	$1,298	$-	$25,758
Collectively	160,143	43,744	8,784	304,175	177,773	6,154	700,773
Total	$161,314	$43,795	$9,715	$326,482	$179,071	$6,154	$726,531

Allowance established for loans evaluated:
Individually	$-	$-	$-	$60	$171	$-	$231
Collectively	1,225	334	226	5,357	1,602	136	8,880
Allowance at December 31, 2014	$1,225	$334	$226	$5,417	$1,773	$136	$9,111

The following table shows additional information about those loans considered to be impaired at June  30, 2015 and December 31, 2014:

	Impaired Loans
	With No Allowance		With Allowance
(Dollars in thousands)		Unpaid		Unpaid
	Recorded	Principal	Recorded	Principal	Related
June 30, 2015	Investment	Balance	Investment	Balance	Allowance
Residential Real Estate 1-4 Family
First liens	$1,601	$1,778	$-	$-	$-
Junior liens and lines of credit	117	144	-	-	-
Total	1,718	1,922	-	-	-
Residential real estate - construction	513	551	-	-	-
Commercial real estate	21,317	25,297	195	278	2
Commercial	337	397	9	10	8
Total	$23,885	$28,167	$204	$288	$10

December 31, 2014
Residential Real Estate 1-4 Family
First liens	$1,804	$2,002	$-	$-	$-
Junior liens and lines of credit	169	195	-	-	-
Total	1,973	2,197	-	-	-
Residential real estate - construction	931	977	-	-	-
Commercial real estate	21,487	25,744	862	1,001	60
Commercial	78	80	1,274	1,990	171
Total	$24,469	$28,998	$2,136	$2,991	$231

The following table shows the average of impaired loans and related interest income for the three and six months ended June  30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30, 2015		June 30, 2015
	Average	Interest	Average	Interest
(Dollars in thousands)	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Residential Real Estate 1-4 Family
First liens	$1,618	$9	$1,723	$16
Junior liens and lines of credit	117	-	131	-
Total	1,735	9	1,854	16
Residential real estate - construction	516	-	723	-
Commercial real estate	21,756	174	21,971	327
Commercial	361	-	1,012	-
Total	$24,368	$183	$25,560	$343

	Three Months Ended		Six Months Ended
	June 30, 2014		June 30, 2014
	Average	Interest	Average	Interest
(Dollars in thousands)	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Residential Real Estate 1-4 Family
First liens	$2,289	$15	$2,753	$25
Junior liens and lines of credit	120	-	123	-
Total	2,409	15	2,876	25
Residential real estate - construction	527	-	530	-
Commercial real estate	22,399	81	24,032	174
Commercial	2,056	-	2,074	1
Total	$27,391	$96	$29,512	$200

The following table presents the aging of payments of the loan portfolio:

(Dollars in thousands)		Loans Past Due and Still Accruing					Total
	Current	30-59 Days	60-89 Days	90 Days+	Total	Non-Accrual	Loans
June 30, 2015
Residential Real Estate 1-4 Family
First liens	$162,515	$58	$625	$153	$836	$939	$164,290
Junior liens and lines of credit	45,171	167	97	-	264	117	45,552
Total	207,686	225	722	153	1,100	1,056	209,842
Residential real estate - construction	7,106	793	-	-	793	513	8,412
Commercial real estate	309,525	367	-	-	367	7,437	317,329
Commercial	191,849	29	-	-	29	346	192,224
Consumer	5,369	15	11	10	36	-	5,405
Total	$721,535	$1,429	$733	$163	$2,325	$9,352	$733,212

December 31, 2014
Residential Real Estate 1-4 Family
First liens	$158,197	$1,531	$297	$165	$1,993	$1,124	$161,314
Junior liens and lines of credit	43,424	174	28	-	202	169	43,795
Total	201,621	1,705	325	165	2,195	1,293	205,109
Residential real estate - construction	8,784	-	-	-	-	931	9,715
Commercial real estate	317,576	336	-	140	476	8,430	326,482
Commercial	177,407	12	15	-	27	1,637	179,071
Consumer	6,056	59	22	17	98	-	6,154
Total	$711,444	$2,112	$362	$322	$2,796	$12,291	$726,531

The following table reports the internal credit rating for the loan portfolio.  Consumer purpose loans (mortgage, home equity and installment) are assigned a rating of either pass or substandard.  Substandard consumer loans are comprised of loans 90 days or more past due and still accruing, and nonaccrual loans.  Commercial loans may be assigned any rating in accordance with the Bank’s internal risk rating system.

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total

June 30, 2015
Residential Real Estate 1-4 Family
First liens	$158,575	$2,240	$3,475	$-	$164,290
Junior liens and lines of credit	45,273	29	250	-	45,552
Total	203,848	2,269	3,725	-	209,842
Residential real estate - construction	7,899	-	513	-	8,412
Commercial real estate	294,338	10,732	12,259	-	317,329
Commercial	183,559	7,256	1,409	-	192,224
Consumer	5,395	-	10	-	5,405
Total	$695,039	$20,257	$17,916	$-	$733,212

December 31, 2014
Residential Real Estate 1-4 Family
First liens	$155,676	$1,919	$3,719	$-	$161,314
Junior liens and lines of credit	43,559	29	207	-	43,795
Total	199,235	1,948	3,926	-	205,109
Residential real estate - construction	8,784	-	931	-	9,715
Commercial real estate	301,149	10,578	14,755	-	326,482
Commercial	170,774	5,413	2,884	-	179,071
Consumer	6,137	-	17	-	6,154
Total	$686,079	$17,939	$22,513	$-	$726,531

The following table presents information on the Bank’s Troubled Debt Restructuring (TDR) loans:

					Troubled Debt Restructurings
					That Have Defaulted on
(Dollars in thousands)	Troubled Debt Restructurings				Modified Terms YTD
	Number of	Recorded			Number of	Recorded
	Contracts	Investment	Performing*	Nonperforming*	Contracts	Investment
June 30, 2015
Residential real estate - construction	1	$513	$513	$-	-	$-
Residential real estate	4	661	661	-	-	-
Commercial real estate	12	15,493	1,493	-	-	-
Total	17	$16,667	$2,667	$0	-	$-

December 31, 2014
Residential real estate - construction	1	$521	$-	$521	-	$-
Residential real estate	5	699	673	26	-	-
Commercial real estate	12	15,748	14,283	1,465	-	-
Total	18	$16,968	$14,956	$2,012	-	$-

*The performing status is determined by the loan’s compliance with the modified terms.

There were no new TDR loans made in the first six months of 2015 or 2014.

Note 8. Pension

The components of pension expense for the periods presented are as follows:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2015	2014	2015	2014
Components of net periodic cost:
Service cost	$92	$83	$192	$169
Interest cost	172	194	350	391
Expected return on plan assets	(296)	(291)	(592)	(581)
Recognized net actuarial loss	123	81	254	163
Net period cost	$91	$67	$204	$142

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

The following methods and assumptions were used to estimate the fair values of the Corporation’s financial instruments at June 30, 2015 and December 31, 2014.

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

The fair value of the Corporation's financial instruments are as follows:

	June 30, 2015
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3

Financial assets:
Cash and cash equivalents	$64,403	$64,403	$64,403	$-	$-
Investment securities available for sale	176,424	176,424	242	176,182	-
Restricted stock	439	439	-	439	-
Loans held for sale	1,755	1,755	-	1,755	-
Net loans	723,762	730,507	-	-	730,507
Accrued interest receivable	3,068	3,068	-	3,068	-
Mortgage servicing rights	133	133	-	-	133

Financial liabilities:
Deposits	$916,059	$916,110	$-	$916,110	$-
Accrued interest payable	125	125	-	125	-

	December 31, 2014
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3

Financial assets:
Cash and cash equivalents	$48,593	$48,593	$48,593	$-	$-
Investment securities available for sale	171,751	171,751	1,053	170,698	-
Restricted stock	438	438	-	438	-
Loans held for sale	389	389	-	389	-
Net loans	717,420	721,680	-	-	721,680
Accrued interest receivable	3,038	3,038	-	3,038	-
Mortgage servicing rights	143	143	-	-	143

Financial liabilities:
Deposits	$881,181	$881,289	$-	$881,289	$-
Securities sold under agreements to repurchase	9,079	9,079	-	9,079	-
Accrued interest payable	169	169	-	169	-
Interest rate swaps	191	191	-	191	-

Recurring Fair Value Measurements

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June  30, 2015 and December 31, 2014 are as follows:

(Dollars in Thousands	Fair Value at June 30, 2015
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities	$242	$-	$-	$242
U.S. Government and Agency securities	-	16,384	-	16,384
Municipal securities	-	72,132	-	72,132
Trust Preferred Securities	-	5,328	-	5,328
Agency mortgage-backed securities	-	80,739	-	80,739
Private-label mortgage-backed securities	-	1,560	-	1,560
Asset-backed securities	-	39	-	39
Total assets	$242	$176,182	$-	$176,424

(Dollars in Thousands)	Fair Value at December 31, 2014
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities	$1,053	$-	$-	$1,053
U.S. Government and Agency securities	-	15,963	-	15,963
Municipal securities	-	68,366	-	68,366
Trust Preferred Securities	-	5,137	-	5,137
Agency mortgage-backed securities	-	79,494	-	79,494
Private-label mortgage-backed securities	-	1,695	-	1,695
Asset-backed securities	-	43	-	43
Total assets	$1,053	$170,698	$-	$171,751

Liability Description
Interest rate swaps	$-	$191	$-	$191
Total liabilities	$-	$191	$-	$191

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

Nonrecurring Fair Value Measurements

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June  30, 2015 and December 31, 2014 are as follows:

(Dollars in Thousands)
	Fair Value at June 30, 2015
Asset Description	Level 1	Level 2	Level 3	Total
Impaired loans (1)	$-	$-	$636	$636
Premises held-for-sale (1)	-	-	358	358
Other real estate owned (1)	-	-	449	449
Mortgage servicing rights	-	-	133	133
Total assets	$-	$-	$1,576	$1,576

(Dollars in Thousands)	Fair Value at December 31, 2014
Asset Description	Level 1	Level 2	Level 3	Total
Impaired loans (1)	$-	$-	$3,469	$3,469
Other real estate owned (1)	-	-	760	760
Mortgage servicing rights	-	-	143	143
Total assets	$-	$-	$4,372	$4,372

(1)	Includes assets directly charged-down to fair value during the year-to-date period.

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

The Corporation did not record any liabilities at fair value for which measurement of the fair value was made on a nonrecurring basis at June  30, 2015. For financial assets and liabilities measured at fair value on a recurring basis, there were no transfers of financial assets or liabilities between Level 1 and Level 2 during the period ending June  30, 2015.

The following table presents additional quantitative information about Level 3 assets measured at fair value on a nonrecurring basis:

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in Thousands)	at June 30, 2015
				Range
Asset Description	Fair Value	Valuation Technique	Unobservable Input	(Weighted Average)
Impaired loans (1)	$636	Appraisal	Appraisal Adjustments (2)	0% - 10% (4.39%)
			Cost to sell	0% - 8% (4.49%)
Premises held-for-sale (1)	358	Appraisal	Appraisal Adjustments (2)

Other real estate owned (1)	449	Appraisal	Appraisal Adjustments (2)
			Cost to sell	8% (8%)
Mortgage servicing rights	133	Discounted Cash Flow (3)

	at December 31, 2014
Impaired loans (1)	$3,469	Appraisal	Appraisal Adjustments (2)	0% - 100% (26%)
			Cost to sell	0% - 10% (5%)
Other real estate owned (1)	760	Appraisal	Appraisal Adjustments (2)
			Cost to sell	8% (8%)
Mortgage servicing rights	143	Discounted Cash Flow (3)

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

Fair Value of Derivative Instruments in the Consolidated Balance Sheets were as follows as of June  30, 2015 and December 31, 2014:

Fair Value of Derivative Instruments
(Dollars in thousands)		Balance Sheet
Date	Type	Location	Fair Value
June 30, 2015	Interest rate contracts	Other liabilities	$-
December 31, 2014	Interest rate contracts	Other liabilities	$191

The Effect of Derivative Instruments on the Statement of Income for the Three and Six Months Ended June  30, 2015 and 2014 follows:

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships
(Dollars in thousands)					Amount of Gain
				Location of	or (Loss)
				Gain or (Loss)	Recognized in
				Recognized in	Income on
		Location of	Amount of Gain	Income on	Derivatives
	Amount of Gain	Gain or (Loss)	or (Loss)	Derivative (Ineffective	(Ineffective Portion
	or (Loss)	Reclassified from	Reclassified from	Portion and Amount	and Amount
	Recognized in OCI	Accumulated OCI	Accumulated OCI	Excluded from	Excluded from
	net of tax on Derivative	into Income	into Income	Effectiveness	Effectiveness
Date / Type	(Effective Portion)	(Effective Portion)	(Effective Portion)	Testing)	Testing)
Interest rate contracts

Three months ended:
June 30, 2015	$64	Interest Expense	$(64)	Other income (expense)	$-
June 30, 2014	$60	Interest Expense	$(94)	Other income (expense)	$-

Six months ended:
June 30, 2015	$126	Interest Expense	$(160)	Other income (expense)	$-
June 30, 2014	$117	Interest Expense	$(189)	Other income (expense)	$-

Interest Rate Swap Agreements (“Swap Agreements”)

As of June 30, 2015, the Bank had no swap agreements outstanding. The Bank had entered into interest rate swap agreements as part of its asset/liability management program.  The swap agreements were free-standing derivatives and were recorded at fair value in the Corporation’s consolidated statements of condition.  The Bank was party to master netting arrangements with its financial institution counterparties; however, the Bank did not offset assets and liabilities under these arrangements for financial statement presentation purposes.  The master netting arrangements provided for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract.  Collateral, in the form of marketable securities, was posted by the counterparty with net liability positions in accordance with contract thresholds.

Securities Sold Under Agreements to Repurchase (“Repurchase Agreements”)

As of June 30, 2015, the Bank had no repurchase agreements outstanding.  The Bank entered into agreements under which it sold securities subject to an obligation to repurchase the same or similar securities.  Under these arrangements, the Bank may have transferred legal control over the assets but still retained effective control through an agreement that both entitled and obligated the Bank to repurchase the agreements.  As a result, these repurchase agreements were accounted for as collateralized financing arrangements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities.  The obligation to repurchase the securities was reflected as a liability in the Corporation’s consolidated statements of condition, while the securities underlying the repurchase agreements remained in the respective investment securities asset accounts.  In other words, there was no offsetting or netting of the investment securities assets with the repurchase agreement liabilities.  In addition, as the Bank did not enter into reverse repurchase agreements, there was no such offsetting to be done with repurchase agreements.

The following table presents the liabilities subject to an enforceable master netting arrangement or repurchase agreements as of June  30, 2015 and December 31, 2014.  As of these dates, all of the Bank’s swap agreement with an institutional counterparty  was in a liability position.  Therefore, there were no assets to be recognized in the consolidated statements of condition.  The Bank has no swap agreements with our commercial banking customers.

			Net Amounts	Gross Amounts Not Offset in the
	Gross	Gross Amounts	of Liabilities	Statements of Condition
	Amounts of	Offset in the	Presented in the
	Recognized	Statements of	Statements of	Financial	Cash Collateral	Net
(Dollars in thousands)	Liabilities	Condition	Condition	Instruments	Pledged	Amount
Interest Rate Swap Agreements

June 30, 2015	$-	$-	$-	$-	$-	$-
December 31, 2014	191	-	191	191	-	-

Note 11. Capital Ratios

Capital adequacy is currently defined by regulatory agencies through the use of several minimum required ratios.  In July 2013, Federal Banking regulators approved the final rules from the Basel Committee on Banking Supervision for the regulation of capital requirements for U.S. Banks, generally referred to as “Basel III.”  Basel III imposes significantly higher capital requirements and more restrictive leverage and liquidity ratios than those in place at the end of 2014.  The capital ratios to be considered “well capitalized” under Basel III are: common equity tier 1 of 6.5%, Tier 1 leverage of 5%, Tier 1 risk-based capital of 8%, and Total Risk-Based capital of 10%.  The common equity tier 1 ratio is a new capital ratio under Basel III.  Common equity consists of common stock, additional paid-in capital and retained earnings.  The Tier 1 risk-based capital ratio of 8% has been increased from 6%.  The new rule also includes a provision for banks to make a one-time irrevocable choice to exclude accumulated other comprehensive income (AOCI) from its common equity Tier 1 capital.  The Bank elected to exclude AOCI from the capital calculation with its March 31, 2015 regulatory filing.  In addition, a capital conservation buffer will be required to be maintained above the minimum capital ratios to avoid any capital distribution restrictions.  The capital conservation buffer will be phased in from 0% in 2015 to 2.5% in 2019.  The Basel III capital rules took effect for the Corporation and the Bank on January 1, 2015.  At June 30, 2015, the Corporation and the Bank were both well capitalized as defined by the banking regulatory agencies.

The following table summarizes regulatory capital information as of June  30, 2015 and December 31, 2014 on a consolidated basis and for the Bank, as defined.  Regulatory capital ratios for June  30, 2015 were calculated in accordance with the Basel III rules, whereas the December 31, 2015 regulatory ratios were calculated in accordance with Basel I rules.  The minimum regulatory ratios shown below define capital levels under Basel III rules.

			Regulatory Ratios
			Adequately	Well
			Capitalized	Capitalized
(Dollars in thousands)	June 30, 2015	December 31, 2014	Minimum	Minimum

Common Equity Tier 1 Risk-based Capital Ratio (1)
Franklin Financial Services Corporation	14.48%	N/A	4.50%	N/A
Farmers & Merchants Trust Company	14.39%	N/A	4.50%	6.50%

Tier 1 Risk-based Capital Ratio (2)
Franklin Financial Services Corporation	14.48%	14.19%	6.00%	N/A
Farmers & Merchants Trust Company	14.39%	13.96%	6.00%	8.00%

Total Risk-based Capital Ratio (3)
Franklin Financial Services Corporation	15.73%	15.49%	8.00%	N/A
Farmers & Merchants Trust Company	15.64%	15.26%	8.00%	10.00%

Tier 1 Leverage Ratio (4)
Franklin Financial Services Corporation	10.17%	9.69%	4.00%	N/A
Farmers & Merchants Trust Company	9.96%	9.55%	4.00%	5.00%

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

For the Three and Six Months Ended June  30, 2015 and 2014

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

Results of Operations

Year-to-Date Summary

At June  30, 2015, total assets were $1.029 billion, an increase of $27.1 million from December 31, 2014. Net loans increased to $723.8 million and total deposits increased to $916.1 million.  The Corporation reported net income for the first six months of 2015 of $5.4 million.  This is a 29.3% increase versus net income of $4.1 million for the same period in 2014.  Net income for 2015 was enhanced by two nonrecurring events that increased noninterest income by $899 thousand. These events included a gain of $171 thousand from the liquidation of an off-shore insurance company in which the Bank held an ownership interest and a $728 thousand gain on the conversion of equity securities held by the Bank as the result of an acquisition. Without these events, net income for the first six months would have been $4.8 million, a 15% increase over the prior year.  Total revenue (interest income and noninterest income) increased $1.3 million year-over-year boosted by these nonrecurring items. Interest income decreased $230 thousand,  while interest expense decreased by  $387 thousand, resulting in a $157 thousand increase in net interest income. The provision for loan losses was $635 thousand for the period, $171 thousand more than in 2014. Noninterest income increased $1.5 million, while noninterest expense decreased $154 thousand. Income tax expense increased from $1.0 million in 2014 to $1.5 million in 2015. The effective tax rate increased from 19.7% in 2014 to 21.6% in 2015 due to a lower ratio of tax exempt income to income before federal income taxes. Diluted earnings per share increased to $1.26 in 2015 from $0.99 in 2014.

Key performance ratios as of, or for the six months ended June 30, 2015 and 2014 and twelve months ended December 31, 2014 are listed below:

	June 30,	December 31,	June 30,
	2015	2014	2014

Performance measurements
Return on average assets*	1.07%	0.83%	0.82%
Return on average equity*	10.28%	8.44%	8.60%
Return on average tangible assets (1)*	1.09%	0.87%	0.85%
Return on average tangible equity (1)*	11.40%	9.72%	9.77%
Efficiency ratio (1)	66.11%	70.83%	70.63%
Net interest margin*	3.60%	3.56%	3.56%
Current dividend yield*	3.10%	3.09%	3.42%
Dividend payout ratio	28.41%	33.88%	34.23%

Shareholders' Value (per common share)
Diluted earnings per share	$1.26	$2.00	$0.99
Basic earnings per share	1.27	2.01	0.99
Regular cash dividends paid	0.36	0.68	0.34
Book value	25.27	24.54	23.85
Tangible book value (1)	23.14	22.36	21.57
Market value	24.55	22.00	19.90
Market value/book value ratio	97.15%	89.65%	83.44%
Price/earnings multiple*	9.74	11.00	10.05

Safety and Soundness
Risk-based capital ratio (Total)	15.73%	15.49%	14.53%
Leverage ratio (Tier 1)	10.17%	9.69%	9.26%
Common equity ratio (Tier 1)	14.48%	-	-
Tangible common equity ratio (1)	9.63%	9.51%	8.93%
Nonperforming loans/gross loans	1.30%	1.74%	2.87%
Nonperforming assets/total assets	1.32%	1.63%	2.46%
Allowance for loan losses as a % of loans	1.29%	1.25%	1.30%
Net charge-offs/average loans*	0.08%	0.19%	0.18%

Trust assets under management (fair value)	$598,085	$605,796	$582,647

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

Comparison of the three months ended June 30, 2015 to the three months ended June 30, 2014:

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

Tax equivalent net interest income for the second quarter of 2015 increased $32 thousand quarter over quarter.  Average interest-earning assets increased $5.8 million from 2014,  but the yield on these assets decreased to 3.80% from 3.90% in 2014.  The average balance of investment securities increased $5.4 million while average loans decreased $2.8 million quarter over quarter.  Average commercial loans decreased $3.9 million and average mortgage loans decreased $2.5 million.  These decreases were partially offset with an increase in the average balance of consumer loans, including home equity loans, which increased by  $3.6 million.

Interest expense was $619 thousand for the second quarter, a decrease of $198 thousand from the 2014 total of $817 thousand.  Average interest-bearing liabilities decreased $18.7 million to $770.1 million for 2015 from an average balance of $788.8 million in 2014.  The average cost of these liabilities decreased from 0.42% in 2014 to  0.32% in 2015.  Average interest-bearing deposits increased $404 thousand and the cost of these deposits decreased from 0.36% to 0.32%.   The securities sold under agreements to repurchase (Repo) accounts were closed out in 2014 and transferred to other products.  All long-term debt was paid off in 2014.

The changes in the balance sheet and interest rates resulted in an increase in tax equivalent net interest income of $32 thousand to $8.5 million in 2015 compared to $8.4 million in 2014.  The increase in net interest income was due to a $100 thousand increase from higher volume offset by a $68 thousand decrease due to changes in rates.

The following table presents average balances, tax-equivalent (T/E) interest income, and yields earned or rates paid on the assets or liabilities.  All nontaxable interest income has been adjusted to a tax-equivalent basis using a tax rate of 34%.

	For the Three Months Ended June 30,
	2015			2014

	Average	Income or	Average	Average	Income or	Average
(Dollars in thousands)	balance	expense	yield/rate	balance	expense	yield/rate

Interest-earning assets:
Interest-bearing obligations of other
banks and federal funds sold	$52,114	$72	0.55%	$48,903	$45	0.37%
Investment securities:
Taxable	121,383	621	2.05%	125,219	692	2.22%
Tax Exempt	55,611	613	4.41%	46,397	563	4.86%
Investments	176,994	1,234	2.80%	171,616	1,255	2.93%
Loans:
Commercial, industrial and agricultural	578,985	6,134	4.22%	582,877	6,184	4.20%
Residential mortgage	80,474	829	4.14%	82,954	854	4.13%
Home equity loans and lines	63,650	745	4.69%	58,750	772	5.27%
Consumer	6,490	79	4.88%	7,786	149	7.68%
Loans	729,599	7,787	4.25%	732,367	7,959	4.31%

Total interest-earning assets	958,707	9,093	3.80%	952,886	9,259	3.90%
Other assets	66,770			71,627
Total assets	$1,025,477			$1,024,513

Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$227,943	67	0.12%	$206,850	60	0.12%
Money Management	382,738	387	0.41%	391,283	424	0.43%
Savings	65,738	12	0.07%	63,704	12	0.08%
Time	93,687	153	0.66%	107,865	198	0.74%
Total interest-bearing deposits	770,106	619	0.32%	769,702	694	0.36%

Securities sold under agreements to repurchase	-	-	-	6,855	2	0.15%
Other borrowings	-	-	-	12,286	121	3.93%
Total interest-bearing liabilities	770,106	619	0.32%	788,843	817	0.42%
Noninterest-bearing deposits	142,621			129,464
Other liabilities	6,751			7,871
Shareholders' equity	105,999			98,335
Total liabilities and shareholders' equity	$1,025,477			$1,024,513
T/E net interest income/Net interest margin		8,474	3.55%		8,442	3.55%
Tax equivalent adjustment		(515)			(498)
Net interest income		$7,959			$7,944

Provision for Loan Losses

For the second quarter of 2015, the Bank recorded net charge-offs of $70 thousand compared to $492 thousand in 2014.  Provision expense for the second quarter was $310 thousand and as a result, the allowance for loan losses (ALL) increased $240 thousand during the quarter.  For more information refer to the Loan Quality and Allowance for Loan Losses discussion in the Financial Condition section.

Noninterest Income

For the second quarter of 2015, noninterest income increased $254 thousand from the same period in 2014.  Investment and trust service fees increased due to higher recurring trust fees and an increase in estate fees. Loan service charges increased primarily due to a large commercial loan prepayment penalty.  Deposit service charges increased due to higher fees from the Bank’s overdraft program.  The other real estate owned expense in 2014 was a writedown compared to none in 2015.    The securities gains in both years were in the equity portfolio.

The following table presents a comparison of noninterest income for the three months ended June 30, 2015 and 2014.

	For the Three Months Ended
	June 30		Change
(Dollars in thousands)	2015	2014	Amount	%
Noninterest Income
Investment and trust services fees	$1,388	$1,101	$287	26.1
Loan service charges	297	250	47	18.8
Mortgage banking activities	17	19	(2)	(10.5)
Deposit service charges and fees	586	525	61	11.6
Other service charges and fees	311	317	(6)	(1.9)
Debit card income	356	337	19	5.6
Increase in cash surrender value of life insurance	140	144	(4)	(2.8)
Other real estate owned	-	(62)	62	N/A
Other	13	10	3	30.0
Securities gain (losses), net	8	221	(213)	(96.4)
Total noninterest income	$3,116	$2,862	$254	8.9

Noninterest Expense

Noninterest expense for the second quarter of 2015 increased $44 thousand compared to the same period in 2014.  The increase in salaries and benefits was primarily due to a $47 thousand increase in salaries, primarily for merit increases, as well as a $24 thousand increase in pension expense and a $23 increase in health insurance expense.  Net occupancy expenses decreased compared to prior year due to less utility and snow removal expense in 2015.  Legal and professional fees decreased as 2014 had higher consulting expenses for the implementation of strategic initiatives.  The increase in data processing was due to higher charges for mobile banking, remote deposit capture, and Franklin Businesslink due to growth in volume, as well as the migration to a new mortgage origination system. The shares tax increase was due to the growth in the Bank’s balance sheet and shareholders’ equity.  FDIC insurance expense decreased over prior year due to a reduction in the assessment rate used to calculate the premium.    Other expenses increased due to several one-time expenses the Bank took related to branch assets taken out of service.

The following table presents a comparison of noninterest expense for the three months ended June  30, 2015 and 2014:

	For the Three Months Ended
(Dollars in thousands)	June 30		Change
Noninterest Expense	2015	2014	Amount	%
Salaries and benefits	$4,203	$4,107	$96	2.3
Net occupancy expense	556	586	(30)	(5.1)
Furniture and equipment expense	239	237	2	0.8
Advertising	283	270	13	4.8
Legal and professional fees	203	353	(150)	(42.5)
Data processing	556	493	63	12.8
Pennsylvania bank shares tax	206	173	33	19.1
Intangible amortization	90	104	(14)	(13.5)
FDIC insurance	160	222	(62)	(27.9)
ATM/debit card processing	186	178	8	4.5
Other	977	892	85	9.5
Total noninterest expense	$7,659	$7,615	$44	0.6

Provision for Income Taxes

For the second quarter of 2015, the Corporation recorded a Federal income tax expense of $632 thousand compared to $606 thousand for the same quarter in 2014. The effective tax rate was 20.3% for the second quarter of 2015 compared to 20.7% for the same period in 2014.  All taxable income for the Corporation is taxed at a rate of 34%.

Comparison of the six months ended June  30, 2015 to the six months ended June  30, 2014:

Net Interest Income

Tax equivalent net interest income for the first half of 2015 increased $214 thousand from the prior year.  Average interest-earning assets increased $2.5 million from 2014 and the yield on these assets decreased from 3.92% in 2014 to 3.87% in 2015.  The average balance of investment securities increased $9.4 million while average loans decreased $2.0 million year over year.  Average commercial loans decreased $3.2 million and average mortgage loans decreased $1.9 million.  These decreases were partially offset by an increase of $3.1 million in the average balance of consumer loans, including home equity loans.

Interest expense was $1.3 million for the first six months, a decrease of $387 thousand from the 2014 total of $1.6 million.  Average interest-bearing liabilities decreased $26.7 million to $759.5 million for 2015 from an average balance of $786.1 million in 2014.  The average cost of these liabilities decreased from 0.42% in 2014 to 0.33% in 2015.  Average interest-bearing deposits decreased $1.8 million and the cost of these deposits decreased from 0.37% to 0.33%.   The securities sold under agreements to repurchase (Repo) accounts were being closed out in 2014 and transferred to other products.  The final Repo account closed in January 2015.  Other borrowings reflect a short-term borrowing in 2015, as all long-term debt was paid off in 2014.

The changes in the balance sheet and interest rates resulted in an increase in tax equivalent net interest income of $214 thousand to $16.9 million in 2015 compared to $16.6 million in 2014.  The increase in tax equivalent net interest income was due to a $268 thousand increase from higher volume offset by a $54 thousand decrease due to changes in rates.

The following table presents average balances, tax-equivalent (T/E) interest income, and yields earned or rates paid on the assets or liabilities.  All nontaxable interest income has been adjusted to a tax-equivalent basis using a tax rate of 34%.

	For the Six Months Ended June 30,
	2015			2014

	Average	Income or	Average	Average	Income or	Average
(Dollars in thousands)	balance	expense	yield/rate	balance	expense	yield/rate

Interest-earning assets:
Interest-bearing obligations of other
banks and federal funds sold	$42,577	$127	0.60%	$47,550	$84	0.36%
Investment securities:
Taxable	120,988	1,308	2.18%	122,885	1,358	2.23%
Tax Exempt	55,083	1,225	4.45%	43,755	1,101	5.32%
Investments	176,071	2,533	2.90%	166,640	2,459	2.98%
Loans:
Commercial, industrial and agricultural	574,924	12,147	4.22%	578,084	12,179	4.19%
Residential mortgage	80,902	1,653	4.10%	82,841	1,713	4.17%
Home equity loans and lines	63,778	1,496	4.73%	59,061	1,558	5.32%
Consumer	6,478	165	5.14%	8,077	301	7.52%
Loans	726,082	15,461	4.25%	728,063	15,751	4.31%

Total interest-earning assets	944,730	18,121	3.87%	942,253	18,294	3.92%
Other assets	66,786			71,420
Total assets	$1,011,516			$1,013,673

Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$216,313	120	0.11%	$197,481	109	0.11%
Money Management	383,423	803	0.42%	391,317	845	0.44%
Savings	64,487	24	0.08%	62,325	24	0.08%
Time	95,180	313	0.66%	110,112	418	0.77%
Total interest-bearing deposits	759,403	1,260	0.33%	761,235	1,396	0.37%

Securities sold under agreements to repurchase	50	-	0.15%	12,548	9	0.15%
Other borrowings	12	-	0.30%	12,343	242	3.92%
Total interest-bearing liabilities	759,465	1,260	0.33%	786,126	1,647	0.42%
Noninterest-bearing deposits	139,399			122,807
Other liabilities	7,481			7,573
Shareholders' equity	105,171			97,167
Total liabilities and shareholders' equity	$1,011,516			$1,013,673
T/E net interest income/Net interest margin		16,861	3.60%		16,647	3.56%
Tax equivalent adjustment		(1,016)			(959)
Net interest income		$15,845			$15,688

All nontaxable interest income has been adjusted to a tax-equivalent basis, using a tax rate of 34%.

Provision for Loan Losses

For the first half of 2015, the Bank recorded net charge-offs of $296 thousand compared to $674 thousand in 2014.  Provision expense for the first six months was $635 thousand and as a result, the allowance for loan losses (ALL) increased $339 thousand.  For more information refer to the Loan Quality and Allowance for Loan Losses discussion in the Financial Condition section.

Noninterest Income

For the first six months of 2015, noninterest income increased $1.5 million from the same period in 2014.  Investment and trust service fees increased due to higher recurring trust fees, estate fees and insurance commissions. Loan service charges increased primarily from a large commercial loan prepayment penalty.    Mortgage banking fees remained flat, while deposit service charges increased due to the Bank’s overdraft program.  Other service charges and fees increased primarily due to ATM and merchant card fees.   The net gain in other real estate owned was from the gain on a sale, compared to write downs in 2014.  Other income increased from an investment the Corporation owned in an offshore insurance company that liquidated and paid out the investors. Other than temporary impairment charges were recorded on one bond in 2015. The gain on conversion occurred in the equity portfolio and was the result of the Bank receiving shares of S&T Bancorp following its acquisition of Integrity Bancshares.

The following table presents a comparison of noninterest income for the six months ended June 30, 2015 and 2014.

	For the Six Months Ended
	June 30		Change
(Dollars in thousands)	2015	2014	Amount	%
Noninterest Income
Investment and trust services fees	$2,651	$2,192	$459	20.9
Loan service charges	471	418	53	12.7
Mortgage banking activities	25	32	(7)	(21.9)
Deposit service charges and fees	1,077	990	87	8.8
Other service charges and fees	607	584	23	3.9
Debit card income	675	643	32	5.0
Increase in cash surrender value of life insurance	279	286	(7)	(2.4)
Other real estate owned	32	(185)	217	(117.3)
Other	237	62	175	282.3
OTTI losses recognized in income	(20)	-	(20)	N/A
Gain on conversion	728	-	728	N/A
Securities gain (losses), net	8	221	(213)	(96.4)
Total noninterest income	$6,770	$5,243	$1,527	29.1

Noninterest Expense

Noninterest expense for the first six months of 2015 decreased $154 thousand compared to the same period in 2014.  The decrease in salaries and benefits was primarily due to a decrease in incentive pay expense, as the 2014 expense included a final adjustment for the 2013 payout, and lower commissions expense, but these decreases were partially offset by increases in pension expense and health insurance expenses.  Net occupancy expenses decreased compared to prior year due to less utility and snow removal expense in 2015.  Advertising expenses decreased over prior year, due to the timing of various marketing campaigns.   Legal and professional fees decreased due to a change in internal audit firms.  The increase in data processing expenses was from higher volumes in mobile banking, remote deposit capture, and Franklin Businesslink volumes, as well as the migration to a new mortgage origination system. FDIC insurance expense decreased over prior year due to a reduction in the assessment rate used to calculate the premium.    Other expenses increased due to one-time expenses the Bank took to fulfill the funding requirement of a deferred director’s benefit plan established thirty years ago, as well as expenses related to branch assets taken out of service.

The following table presents a comparison of noninterest expense for the six months ended June  30, 2015 and 2014:

	For the Six Months Ended
(Dollars in thousands)	June 30		Change
Noninterest Expense	2015	2014	Amount	%
Salaries and benefits	$8,286	$8,357	$(71)	(0.8)
Net occupancy expense	1,172	1,262	(90)	(7.1)
Furniture and equipment expense	470	491	(21)	(4.3)
Advertising	471	586	(115)	(19.6)
Legal and professional fees	499	618	(119)	(19.3)
Data processing	1,023	884	139	15.7
Pennsylvania bank shares tax	402	347	55	15.9
Intangible amortization	181	207	(26)	(12.6)
FDIC insurance	308	454	(146)	(32.2)
ATM/debit card processing	373	357	16	4.5
Other	1,965	1,741	224	12.9
Total noninterest expense	$15,150	$15,304	$(154)	(1.0)

Provision for Income Taxes

For the first half of 2015, the Corporation recorded a Federal income tax expense of $1.5 million compared to $1.0 million for the same period in 2014.  The increase was due to a lower ratio of tax exempt income to income before federal income taxes.  As a result, the effective tax rate increased to 21.5% for the first six months of 2015 compared to 19.7% for 2014.  All taxable income for the Corporation is taxed at a rate of 34%.

Financial Condition

Summary:

At June 30, 2015, assets totaled $1.029 billion, an increase of $27.1 million from the 2014 year-end balance of $1.001 billion. Investment securities increased $4.7 million, while net loans increased $6.3 million. Deposits were up $34.9 million for the first six months of 2015 due to increases in every deposit category except time deposits and money management accounts. Shareholders’ equity increased $3.7 million during the first six months as retained earnings increased approximately $3.8 million, other comprehensive loss decreased  $700 thousand and the Corporation’s Dividend Reinvestment Plan (DRIP) added an additional $435 thousand in new capital.

Cash and Cash Equivalents:

Cash and cash equivalents totaled $64.4 million at June 30, 2015, an increase of $15.8 million from the prior year-end balance of $48.6 million.  Interest-bearing deposits are held primarily at the Federal Reserve and in short-term bank owned certificates of deposit.

Investment Securities:

The investment portfolio has grown approximately $6 million on a cost basis, since year-end 2014. The composition of the portfolio is essentially unchanged with municipal securities and U.S. Agency mortgage-backed securities comprising the greatest portion of the portfolio at approximately 41% and 45% of the portfolio fair value, respectively. The Bank invested $21.7 million during the first six months of 2015 with the purchases spread between, U.S. Agency mortgage-backed securities and municipal securities.

The investment portfolio had a net unrealized gain of $1.1 million at June 30, 2015 compared to $2.4 million at the prior year-end. The decline in the unrealized gain is primarily the result of a $700 thousand reduction in the unrealized gain in equity securities as Bank should equity securities and recorded the gain from this portfolio. The municipal portfolio also saw its unrealized gains decline during the year, primarily the result of changes in the yield curve.  The portfolio averaged $176.1 million with a yield of 2.90% for the first half of 2015. This compares to an average of $166.6 million and a yield of 2.98% for the same period in 2014.

The Bank holds only one equity security, a Pennsylvania community bank. The municipal bond portfolio is well diversified geographically (issuers from within 29 states) and is comprised primarily of general obligation bonds (70%).  Most municipal bonds have credit enhancements in the form of private bond insurance or other credit support. The largest geographic municipal bond exposure is to 20 issuers in the state of Texas with a fair value of $10.9 million and 15 issuers in the state of Pennsylvania with a fair value of $9.0 million. The average rating of the municipal portfolio from Moody’s is Aa2. It contains $70.2 million of bonds rated A3 or higher and $1.9 million that are not rated by Moody’s rating agency.  No municipal bonds are rated below investment grade.

The holdings of trust preferred investments and private-label mortgage-backed securities are unchanged since year-end and are detailed in separate tables.

The amortized cost and estimated fair value of investment securities available for sale as of June 30, 2015 and December 31, 2014 is as follows:

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
June 30, 2015	cost	gains	losses	value
Equity securities	$164	$78	$-	$242
U.S. Government agency securities	16,245	168	(29)	16,384
Municipal securities	71,277	1,459	(604)	72,132
Trust preferred securities	5,949	-	(621)	5,328
Agency mortgage-backed securities	80,145	917	(323)	80,739
Private-label mortgage-backed securities	1,502	58	-	1,560
Asset-backed securities	42	-	(3)	39
	$175,324	$2,680	$(1,580)	$176,424

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
December 31, 2014	cost	gains	losses	value
Equity securities	$274	$779	$-	$1,053
U.S. Government and Agency securities	15,854	173	(64)	15,963
Municipal securities	66,832	1,826	(292)	68,366
Trust preferred securities	5,940	-	(803)	5,137
Agency mortgage-backed securities	78,779	932	(217)	79,494
Private-label mortgage-backed securities	1,675	35	(15)	1,695
Asset-backed securities	45	-	(2)	43
	$169,399	$3,745	$(1,393)	$171,751

The following table provides additional detail about the Bank’s trust preferred securities as of June 30, 2015:

(Dollars in thousands)
Deal Name	Maturity	Single Issuer or Pooled	Class	Amortized Cost	Fair Value	Gross Unrealized Gain (Loss)	Lowest Credit Rating Assigned

BankAmerica Cap III	1/15/2027	Single	Preferred Stock	$964	$906	$(58)	BB
Wachovia Cap Trust II	1/15/2027	Single	Preferred Stock	277	261	(16)	BBB
Huntington Cap Trust	2/1/2027	Single	Preferred Stock	941	816	(125)	BB
Corestates Captl Tr II	2/15/2027	Single	Preferred Stock	937	871	(66)	BBB+
Huntington Cap Trust II	6/15/2028	Single	Preferred Stock	892	790	(102)	BB
Chase Cap VI JPM	8/1/2028	Single	Preferred Stock	963	850	(113)	BBB-
Fleet Cap Tr V	12/18/2028	Single	Preferred Stock	975	834	(141)	BB
				$5,949	$5,328	$(621)

The following table provides additional detail about private label mortgage-backed securities as of June 30, 2015:

(Dollars in thousands)				Gross				Cumulative
	Origination	Amortized	Fair	Unrealized	Collateral	Lowest Credit	Credit	OTTI
Description	Date	Cost	Value	Gain (Loss)	Type	Rating Assigned	Support %	Charges
RALI 2004-QS4 A7	3/1/2004	$43	$43	$-	ALT A	BBB+	11.84	$-
MALT 2004-6 7A1	6/1/2004	385	393	8	ALT A	CCC	14.11	-
RALI 2005-QS2 A1	2/1/2005	236	251	15	ALT A	CC	5.20	10
RALI 2006-QS4 A2	4/1/2006	502	523	21	ALT A	D	-	313
GSR 2006-5F 2A1	5/1/2006	72	80	8	Prime	D	-	15
RALI 2006-QS8 A1	7/28/2006	264	270	6	ALT A	D	-	217
		$1,502	$1,560	$58				$555

The investment portfolio contained 91 securities with $59.9 million of temporarily impaired fair value and $1.6 million in unrealized losses at June 30, 2015. The total unrealized loss position has increased slightly from $1.4 million at year-end 2014.

For securities with an unrealized loss, Management applies a systematic methodology in order to perform an assessment of the potential for other-than-temporary impairment.  In the case of debt securities, investments considered for other-than-temporary impairment: (1) had a specified maturity or repricing date; (2) were generally expected to be redeemed at par, and (3) were expected to achieve a recovery in market value within a reasonable period of time. In addition, the Bank considers whether it intends to sell these securities or whether it will be forced to sell these securities before the earlier of amortized cost recovery or maturity. Equity securities are assessed for other-than-temporary impairment based on the length of time of impairment, dollar amount of the impairment and general market and financial conditions relating to specific issues.  The impairment identified on debt and equity securities and subject to assessment at June 30, 2015, was deemed to be temporary and required no further adjustments to the financial statements, unless otherwise noted.

The following table reflects temporary impairment in the investment portfolio (excluding restricted stock), aggregated by investment category, length of time that individual securities have been in a continuous unrealized loss position and the number of securities in each category as of June 30, 2015 and December 31, 2014:

	June 30, 2015
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Government and Agency securities	$1,498	$(7)	3	$4,617	$(22)	10	$6,115	$(29)	13
Municipal securities	20,359	(386)	33	4,775	(218)	7	25,134	(604)	40
Trust preferred securities	-	-	-	5,328	(621)	7	5,328	(621)	7
Agency mortgage-backed securities	18,002	(179)	22	5,346	(144)	8	23,348	(323)	30
Asset-backed securities	-	-	-	4	(3)	1	4	(3)	1
Total temporarily impaired securities	$39,859	$(572)	58	$20,070	$(1,008)	33	$59,929	$(1,580)	91

	December 31, 2014
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Government and Agency securities	4	-	1	7,207	(64)	14	7,211	(64)	15
Municipal securities	5,651	(33)	9	9,441	(259)	14	15,092	(292)	23
Trust preferred securities	-	-	-	5,137	(803)	7	5,137	(803)	7
Agency mortgage-backed securities	9,304	(60)	13	8,199	(157)	10	17,503	(217)	23
Private-label mortgage-backed securities	-	-	-	540	(15)	1	540	(15)	1
Asset-backed securities	-	-	-	5	(2)	1	5	(2)	1
Total temporarily impaired securities	$14,959	$(93)	23	$30,529	$(1,300)	47	$45,488	$(1,393)	70

The municipal bond portfolio has an unrealized loss of $604 thousand at June 30, 2015 compared to $292 thousand at year-end 2014.  This number of securities in this portfolio with an unrealized loss increased from 23 to 40 and the loss in this portfolio is deemed to be non-credit related and no other-than-temporary impairment charges have been recorded.

The trust preferred portfolio contains 7 securities with a fair value of $5.3 million and an unrealized loss of $621 thousand. The trust-preferred securities held by the Bank are single entity issues, not pooled trust preferred securities.  Therefore, the impairment review of these securities is based only on the issuer and the security cannot be impaired by the performance of other issuers as if it was a pooled trust-preferred bond. All of the Bank’s trust preferred securities are single issue, variable rate notes with long maturities (2027 – 2028).  None of these bonds have suspended or missed a dividend payment. At June 30, 2015, the Bank believes it will be able to collect all interest and principal due on these bonds and no other-than-temporary-impairment charges were recorded.

The PLMBS sector shows a net unrealized gain $58 thousand with all bonds showing an unrealized gain.  Even though there is no unrealized loss, due to the nature of these bonds, they are evaluated closely. These bonds were all rated AAA at time of purchase, but have since experienced rating declines. Some have experienced increased delinquencies and defaults, while others have seen the credit support increase as the bonds paid-down. The Bank monitors the performance of the PLMBS investments on a regular basis and reviews delinquencies, default rates, credit support levels and various cash flow stress test scenarios. In determining the credit related loss, Management considers all principal past due 60 days or more as a loss. If additional principal moves beyond 60 days past due, it will also be considered a loss. As a result of the analysis on PLMBS it was determined that a $20 thousand impairment charge was required at the end of the first quarter; however, no additional impairment charge was required at June 30, 2015.   It is primarily a result of the cumulative OTTI charges that these bonds are showing an unrealized gain at quarter end.  The Bank has recorded $555 thousand of cumulative impairment charges on this portfolio. Management continues to monitor these securities and it is possible that additional write-downs may occur if current loss trends continue. The Bank is currently participating in a class-action lawsuit against one PLMBS servicer that centers on defective warranties and representations made as part of the underwriting process.

The Bank held $439 thousand of restricted stock at June 30, 2015.  Except for $30 thousand, this investment represents stock in FHLB Pittsburgh. The Bank is required to hold this stock to be a member of FHLB and it is carried at cost of $100 per share. FHLB stock is evaluated for impairment primarily based on an assessment of the ultimate recoverability of its cost. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support its operations.  There is not a public market for FHLB stock and the benefits of FHLB membership (e.g., liquidity and low cost funding) add value to the stock beyond purely financial measures. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment.

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

Total residential real estate loans increased $4.7 million over 2014, primarily in the commercial first lien and consumer junior liens and lines of credit categories.  For the first six months of 2015, the Bank originated $8.4 million in mortgages, including approximately $3.8 million for a fee through a third party brokerage agreement. The Bank does not originate or hold any loans that would be considered sub-prime or Alt-A, and does not generally originate mortgages outside of its primary market area.

Residential real estate construction:  The largest component of this category represents loans to residential real estate developers ($6.7 million), while loans for individuals to construct personal residences totaled $1.7 million at June  30, 2015.  The Bank’s exposure to residential construction loans is concentrated primarily in south central Pennsylvania.

Real estate construction loans, including residential real estate and land development loans, occasionally provide an interest reserve in order to assist the developer during the development stage when minimal cash flow is generated. All real estate construction loans are underwritten in the same manner, regardless of the use of an interest reserve. Real estate construction loans are monitored on a regular basis by either an independent third party inspector or the assigned loan officer depending on loan amount or complexity of the project. This monitoring process includes at a minimum, the submission of invoices and AIA documents of costs incurred by the borrower, on-site inspections, and a signature by the assigned loan officer for disbursement of funds.  The Bank does not currently have any residential real estate construction loans with an interest reserve.

Commercial loans and commercial real estate: Loans in this category include commercial, industrial, farm, agricultural, land development and municipal government loans. Collateral for these loans may include commercial real estate, farm real estate, equipment or other business assets. Total commercial real estate loans decreased to $317.3 million from $326.5 million at the end of 2014. The largest sectors (by collateral) in the commercial real estate category are: office buildings ($45.9 million), land development ($45.7 million), hotels and motels ($35.5 million), farm land ($33.6 million), and auto dealerships ($17.4 million). Commercial loans increased $13.2 million compared to year end, with increases in commercial and industrial loans ($13.0 million) and municipal loans ($8.8 million), offset by a payoff of $8.5 million from one borrower.  The Bank booked $47.4 million of new commercial loans in the first six months of 2015, but had unexpected pay-offs of $25.7 million from three large commercial loans. Subsequent to quarter end, the Bank booked two large commercial loans totaling $17.4 million.  The largest sectors (by industry) in the commercial loan category are: retail trade ($56.7 million), construction ($54.9 million), manufacturing ($40.9 million), food services ($40.4 million) and agriculture ($39.1 million).  The Bank is very active in its market in pursuing commercial lending opportunities, but supplements in-market growth with purchased loan participations. The Bank purchases commercial loan participations in an effort to increase its commercial lending and diversify its loan mix, both geographically and by industry sector.  Purchased loans are originated primarily within the south central Pennsylvania market and are purchased from only a few select counter parties. These loans usually represent an opportunity to participate in larger credits that are not available in market, with the benefit of lower origination and servicing costs.  For the first six months of 2015, the Bank purchased $765 thousand of loan participations and commitments.  At June 30, 2015, the Bank held $118.6 million in purchased loan participations in its portfolio.

Consumer loans decreased $749 thousand due primarily to regular payments and maturities.  The Bank believes the consumer portfolio will continue to run-down, as consumers are unwilling to increase their debt and nearly all consumer auto financing has shifted to dealer financing.

The following table presents a summary of loans outstanding, by primary collateral as of:

			Change
(Dollars in thousands)	June 30, 2015	December 31, 2014	Amount	%
Residential Real Estate 1-4 Family
Consumer first liens	$103,852	$105,014	$(1,162)	(1.1)
Consumer junior liens and lines of credit	39,915	38,132	1,783	4.7
Total consumer	143,767	143,146	621	0.4

Commercial first lien	60,438	56,300	4,138	7.3
Commercial junior liens and lines of credit	5,637	5,663	(26)	(0.5)
Total commercial	66,075	61,963	4,112	6.6
Total residential real estate 1-4 family	209,842	205,109	4,733	2.3

Residential real estate - construction
Consumer	1,736	1,627	109	6.7
Commercial	6,676	8,088	(1,412)	(17.5)
Total residential real estate construction	8,412	9,715	(1,303)	(13.4)

Commercial real estate	317,329	326,482	(9,153)	(2.8)
Commercial	192,224	179,071	13,153	7.3
Total commercial	509,553	505,553	4,000	0.8

Consumer	5,405	6,154	(749)	(12.2)
	733,212	726,531	6,681	0.9
Less: Allowance for loan losses	(9,450)	(9,111)	(339)	(3.7)
Net Loans	$723,762	$717,420	$6,342	0.9

Included in the loan balances are the following:
Net unamortized deferred loan costs	$169	$(76)

Loans pledged as collateral for borrowings and commitments from:
FHLB	$612,011	$602,633
Federal Reserve Bank	54,844	56,367
	$666,855	$659,000

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

Watch list loans exhibit financial weaknesses that increase the potential risk of default or loss to the Bank. However, inclusion on the watch list, does not by itself, mean a loss is certain. The watch list includes both performing and nonperforming loans. Watch list loans totaled $38.2 million at quarter-end, a slight improvement from $40.5 million at the prior year-end. The watch list is comprised of $20.3 million rated 6 and $17.9 million rated 7. The Bank has no loans rated 8-doubtful or 9-loss.  The credit composition of the portfolio, by primary collateral is shown in Note 7 of the accompanying financial statement. Included in the substandard loan total is $9.4 million of nonaccrual loans. The Bank’s Loan Management Committee reviews these loans and risk ratings on a quarterly basis in order to proactively identify and manage problem loans. In addition, a committee meets monthly to discuss possible workout strategies for OREO and all credits rated 7 or worse. Management also tracks other commercial loan risk measurements including high loan to value loans, concentrations, participations and policy exceptions and reports these to the Credit Risk Oversight Committee of the Board of Directors. The Bank  also uses a third-party consultant to assist with internal loan review with a goal of reviewing 60% of commercial loans each year. The FDIC defines certain supervisory loan-to-value lending limits.  The Bank’s internal loan–to-value limits are all equal to, or have a lower loan-to-value limit, than the supervisory limits.  At June 30, 2015, the Bank had loans of $23.6 million that exceeded the supervisory limit.

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

Loan quality, as measured by the balance of nonperforming loans, is improving from year-end and the performance ratios related to nonperforming loans have also improved. The following table presents a summary of nonperforming assets:

(Dollars in thousands)	June 30, 2015	December 31, 2014

Nonaccrual loans
Residential Real Estate 1-4 Family
First liens	$939	$1,124
Junior liens and lines of credit	117	169
Total	1,056	1,293
Residential real estate - construction	513	931
Commercial real estate	7,437	8,430
Commercial	346	1,637
Total nonaccrual loans	9,352	12,291

Loans past due 90 days or more and not included above
Residential Real Estate 1-4 Family
First liens	153	165
Junior liens and lines of credit	-	-
Total	153	165
Commercial real estate	-	140
Consumer	10	17
Total loans past due 90 days or more and still accruing	163	322

Total nonperforming loans	9,515	12,613

Other real estate owned	4,018	3,666
Total nonperforming assets	$13,533	$16,279

Nonperforming loans to total gross loans	1.30%	1.74%
Nonperforming assets to total assets	1.32%	1.63%
Allowance for loan losses to nonperforming loans	99.31%	72.23%

The following table identifies the most significant loans in nonaccrual status. These six nonaccrual loans account for 90% of the total nonaccrual balance. The table also indicates those significant nonaccrual loans that are classified as troubled debt restructurings (TDR). A TDR loan is maintained on nonaccrual status until a satisfactory repayment history is established.  All loans on the watch list that are not on nonaccrual or past due 90 days more are considered potential problem loans. Potential problem loans at June 30, 2015 totaled $28.6 million compared to $27.8 million at year-end 2014.

		ALL	Nonaccrual	TDR			Last
(Dollars in thousands)	Balance	Reserve	Date	Status	Collateral	Location	Appraisal(1)

Credit 1 - Commercial real estate	$3,039	$-	Dec-10	N	1st lien on 90 acres undeveloped commercial real estate	PA	Nov-14	$5,855

Credit 2 - Residential real estate and commercial real estate	719	-	Aug-11	N	1st lien on commercial and residential properties and 70 acres of farmland	PA	Nov-14	$1,140

Credit 3 - Residential real estate	1,932	-	Mar-12	Y	1st and 2nd liens on commercial real estate, residential real estate and business assets	PA	Oct-14	$3,895

Credit 4 - Residential real estate	1,637	-	Dec-14	N	Hotel and entertainment complex	PA	Feb-15	$4,000

Credit 5 - Commercial real estate	442	-	Mar-13	N	Liens on land and residential real estate, and investment accounts	PA	Sep-14	$1,055

Credit 6 - Commercial / commercial real estate	664	-	Mar-14	N	1st lien on commercial real estate	PA	Jun-13	$1,550

	$8,433	$-

(1) Appraisal value, as reported, does not reflect the pay-off of any senior liens or the cost to liquidate the collateral, but does reflect only the Bank’s share of the collateral if it is a participated loan.

Credit 1 has been charged down by $3.5 million since being placed on nonaccrual due to declining appraisal values.  This credit is part of a purchased loan participation and the lead bank has reached a settlement agreement with the borrower.  The Bank expects that it will know if the borrower can satisfy the terms of this agreement in the third quarter of 2015 or if this loan will be moved to other real estate owned.  Credit 2 has sold another piece of real estate and the Bank received a pay down of $158 thousand after June 30, 2015.  The remaining balance is expected to be restructured into a new loan.  Credit 3 is a TDR that is performing in accordance with the modified terms. Credit 4 is a hotel and entertainment complex being operated as part of an estate liquidation. Credit 5 borrower and guarantor have filed bankruptcy and are in the process of selling assets that will result in debt reduction. Subsequent to quarter end, the loan was fully paid off. This credit was written down by $749 thousand, including a $200 thousand write down in the first quarter of 2015.  Credit 6 did not comply with a forbearance agreement and a demand letter was issued in July 2015.

In addition to monitoring nonaccrual loans, the Bank also closely monitors impaired loans and troubled debt restructurings (TDR).  A loan is considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all interest and principal payments due according to the originally contracted terms of the loan agreement.  Nonaccrual loans and TDR loans are always considered impaired. For impaired commercial loans with balances less than $250 thousand and all consumer purpose loans, a specific reserve analysis is not performed and these loans are added to the general allocation pool. In accordance with financial accounting standards, TDR loans are always considered impaired until they are paid off.  However, an impaired TDR loan can be a performing loan. Impaired loans totaled $24.1 million at quarter-end compared to $26.6 million at year-end 2014. Included in the impaired loan total is $14.6 million of accruing TDR loans and $2.1 million of nonaccrual TDR loans. Note 7 of the accompanying financial statements provides additional information on the composition of the impaired loans, including the allowance for loan loss that has been established for impaired loans.

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

The Bank holds $4.0 million of other real estate owned (OREO), comprised of six properties compared to $3.7 million and five properties at December 31, 2014.  The most significant OREO holdings are listed in the table below. The appraised value for Property 2 reflects the commercial and industrial development potential of the property, which is the most likely use for the property. At December 31, 2014, the Bank reported this property with an “as is” valuation. During 2015, the Bank has incurred a net gain of $32 thousand on the sale of OREO and an expense of $19 thousand to hold and maintain OREO.

The following table provides additional information on significant other real estate owned properties:

June 30, 2015

(Dollars in thousands)	Date
	Acquired	Balance	Collateral	Location	Last Appraisal

Property 1	2011	$488	unimproved real estate for residential development	PA	Jan-15	$585

Property 2	2012	2,758	1st, 2nd, and 3rd liens residential development land - four tracts with 196 acres	PA	Apr-14	$6,586

		$3,246

At June 30, 2015, the Bank had $10 thousand of residential properties in the process of foreclosure compared to $763 thousand at the end of 2014.

Allowance for Loan Losses:

Management performs a quarterly evaluation of the adequacy of the allowance for loan losses (ALL). The ALL is determined by segmenting the loan portfolio based on the loan’s collateral. The Bank further classifies the portfolio based on the primary purpose of the loan, either consumer or commercial.  When calculating the ALL, consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, historical charge-offs, the adequacy of the underlying collateral (if collateral dependent) and other relevant factors. The Bank begins enhanced monitoring of all loans rated 6 (OAEM) or worse, and obtains a new appraisal or asset valuation for any loan rated 7 (substandard) or worse. Management, at its discretion, may determine that additional adjustments to the appraisal or valuation are required.  Valuation adjustments will be made as necessary based on factors, including, but not limited to: the economy, deferred maintenance, industry, type of property/equipment, age of the appraisal, etc. and the knowledge Management has about a particular situation. In addition, the cost to sell or liquidate the collateral is also estimated and deducted from the valuation in order to determine the net realizable value to the Bank. When determining the allowance for loan losses, certain factors involved in the evaluation are inherently subjective and require material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans. Management monitors the adequacy of the allowance for loan losses on an ongoing basis and reports its adequacy quarterly to the Credit Risk Oversight Committee of the Board of Directors. Management believes that the allowance for loan losses at June 30, 2015 is adequate.

The analysis for determining the ALL is consistent with guidance set forth in generally accepted accounting principles (GAAP) and the Interagency Policy Statement on the Allowance for Loan and Lease Losses. The analysis has two components, specific and general allocations. The specific component addresses specific reserves established for impaired loans. A loan is considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all interest and principal payments due according to the originally contracted terms of the loan agreement.  Collateral values discounted for market conditions and selling costs are used to establish specific allocations for impaired loans. It is possible that as a result of the credit analysis, a specific reserve is not required for an impaired loan. For impaired commercial loans with balances less than $250 thousand and all consumer purpose loans, a specific reserve analysis is not performed and these loans are added to the general allocation pool. At June 30, 2015, impaired loans totaled $24.1 million compared to $26.6 million at year-end 2014. Included in the June impaired loan total are loans of $204 thousand with a specific reserve of $10 thousand.  The specific reserve has decreased $221 thousand since year-

end, primarily as the result of a charge-off of $200 thousand on Credit 5 on the significant nonaccrual table that eliminated the $162 thousand specific reserve on this credit at December 31, 2014. Note 7 in the accompanying financial statements provides additional information about the ALL established for impaired loans.

The general allocation component addresses the reserves established for pools of homogenous loans. The general component includes a quantitative and qualitative analysis. When calculating the general allocation, the Bank segregates its loan portfolio into the following sectors based primarily on the type of supporting collateral:  residential real estate, commercial, industrial or agricultural real estate; commercial and industrial (C&I non-real estate), and consumer.  The residential real estate sector is further segregated by first lien loans, junior liens and home equity products, and residential real estate construction. The quantitative analysis uses the Bank’s twenty quarter rolling historical loan loss experience adjusted for factors derived from current economic and market conditions that have been determined to have an effect on the probability and magnitude of a loss. Prior to March 31, 2015, the Bank was using an eight quarter rolling history for the quantitative analysis. The change to a longer historical period is based upon improving charge-offs and a more stable and slowly improving economy.   The historical loss experience resulted in a general allocation of $9.4 million (1.08% of gross loans) compared to $8.9 million (1.00% of gross loans) at December 31, 2014.  The qualitative analysis utilizes a risk matrix that incorporates qualitative and environmental factors such as: loan volume, management, loan review process, credit concentrations, competition, and legal and regulatory issues. These factors are each risk rated from minimal to high risk and in total can add up to a maximum qualitative factor of 37.5 basis points. At quarter-end, this factor was 21.5 basis points unchanged from year-end 2014.  These factors are determined on the basis of Management’s observation, judgment and experience.

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

The following table shows the loans that were evaluated for the allowance for loan losses under a specific reserve (individually) and those that were evaluated under a general reserve (collectively), and the amount of the allowance established in each loan class as of June  30, 2015 and December 31, 2014:

	Residential Real Estate 1-4 Family
		Junior Liens &		Commercial
(Dollars in thousands)	First Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Total

June 30, 2015
Loans evaluated for allowance:
Individually	$1,083	$51	$513	$21,512	$237	$-	$23,396
Collectively	163,207	45,501	7,899	295,817	191,987	5,405	709,816
Total	$164,290	$45,552	$8,412	$317,329	$192,224	$5,405	$733,212

Allowance established for loans evaluated:
Individually	$-	$-	$-	$2	$8	$-	$10
Collectively	1,293	359	220	5,684	1,763	121	9,440
Allowance at June 30, 2015	$1,293	$359	$220	$5,686	$1,771	$121	$9,450

December 31, 2014
Loans evaluated for allowance:
Individually	$1,171	$51	$931	$22,307	$1,298	$-	$25,758
Collectively	160,143	43,744	8,784	304,175	177,773	6,154	700,773
Total	$161,314	$43,795	$9,715	$326,482	$179,071	$6,154	$726,531

Allowance established for loans evaluated:
Individually	$-	$-	$-	$60	$171	$-	$231
Collectively	1,225	334	226	5,357	1,602	136	8,880
Allowance at December 31, 2014	$1,225	$334	$226	$5,417	$1,773	$136	$9,111

During the first half of 2015, the Bank recorded $635 thousand for the loan loss provision expense, $171 thousand more than the same period in 2014.  For the second quarter of 2015, the provision expense was $310 thousand compared to $266 thousand for the same quarter of 2014.

Charged-off loans usually result from: (1) a borrower being legally relieved of loan repayment responsibility through bankruptcy, (2) insufficient collateral sale proceeds to repay a loan; or (3) the borrower and/or guarantor does not own other assets that, if sold, would generate sufficient sale proceeds to repay a loan. The Bank recorded net loan charge-offs of $296 thousand for the six months of 2015. The largest charge-off during the period was $200 thousand related to Credit 5 on the significant nonaccrual table.

The following table presents an analysis of the allowance for loan losses for the periods ended:

	Residential Real Estate 1-4 Family
		Junior Liens &		Commercial
(Dollars in thousands)	First Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Total

Allowance at March 31, 2015	$1,260	$334	$263	$5,600	$1,628	$125	$9,210
Charge-offs	(43)	-	(21)	-	(17)	(26)	(107)
Recoveries	1	-	-	14	8	14	37
Provision	75	25	(22)	72	152	8	310
Allowance at June 30, 2015	$1,293	$359	$220	$5,686	$1,771	$121	$9,450

Allowance at December 31, 2014	$1,225	$334	$226	$5,417	$1,773	$136	$9,111
Charge-offs	(43)	-	(21)	-	(218)	(78)	(360)
Recoveries	3	-	-	14	14	33	64
Provision	108	25	15	255	202	30	635
Allowance at June 30, 2015	$1,293	$359	$220	$5,686	$1,771	$121	$9,450

	June 30, 2015	December 31, 2014	June 30, 2014
Net loans charged-off as a percentage of average gross loans	0.08%	0.19%	0.18%
Net loans charged-off as a percentage of the provision for loan losses	46.61%	177.36%	139.44%
Allowance as a percentage of loans	1.29%	1.25%	1.30%
Net charge-offs	$296	$1,355	$647

Deposits:

Total deposits increased $34.9 million during the first six months of 2015 to $916.1 million. Non-interest bearing deposits increased $6.7 million, while savings and interest-bearing checking increased $34.8 million and time deposits decreased $6.5 million. The increase in non-interest bearing checking accounts occurred primarily in retail checking accounts ($3.1 million) and commercial checking accounts ($2.5 million). Interest bearing checking increased by $34.4 million, primarily from commercial deposits.  The Bank’s Money Management product decreased to $383.2 million from $388.0 million.  Retail money management accounts increased $2.6 million, but were offset by a decrease of $6.3 million in commercial money management accounts.  Retail time deposits decreased since year-end, as customers moved funds to more liquid accounts.  As of June  30, 2015, the Bank had $3.4 million in CDARS reciprocal time deposits included in brokered time deposits.

			Change
(Dollars in thousands)	June 30, 2015	December 31, 2014	Amount	%
Noninterest-bearing checking	$143,564	$136,910	$6,654	4.9

Interest-bearing checking	229,438	194,992	34,446	17.7
Money management	383,204	388,043	(4,839)	(1.2)
Savings	67,782	62,637	5,145	8.2
Total interest-bearing checking and savings	680,424	645,672	34,752	5.4

Retail time deposits	88,708	92,973	(4,265)	(4.6)
Brokered time deposits	3,363	5,626	(2,263)	(40.2)
Total time deposits	92,071	98,599	(6,528)	(6.6)
Total deposits	$916,059	$881,181	$34,878	4.0

Overdrawn deposit accounts reclassified as loans	$180	$138

Borrowings:

The Corporation had no short-term or long-term borrowings at June 30, 2015.

Shareholders’ Equity:

Total shareholders’ equity increased $3.7 million to $107.2 million at June  30, 2015, compared to $103.5 million at the end of 2014.  The increase in retained earnings from the Corporation’s net income of $5.4 million was partially offset by the cash dividend of $1.5 million. The Corporation’s dividend payout ratio is 28.4% for the first six months of 2015 compared to 34.2% in 2014.

As part of its quarterly dividend decision, the Corporation considers current and future income projections, dividend yield, payout ratio, and current and future capital ratios. Year-to-date, the Corporation paid dividends of $0.36 per share, compared to $.034 for the same period in 2014, 5.9% increase.  For the second quarter of 2015, the Corporation paid a $.19 per share dividend for the second quarter of 2015, compared to $.17 paid in the second quarter of 2014.  On July 23, 2015 the Board of Directors declared a $0.19 per share regular quarterly dividend for the third quarter of 2015, which will be paid on August 26, 2015.

In addition, the Corporation considers how dividend decisions may affect the Dividend Reinvestment Plan (DRIP), which has raised $435 thousand in new capital this year with 18,507 new shares purchased.  The Corporation continually explores other sources of capital as part of its capital management plan for the Corporation and the Bank.  The Corporation did not repurchase any shares of the Corporation’s common stock during the first six months of 2015.

Capital adequacy is currently defined by regulatory agencies through the use of several minimum required ratios.  In July 2013, Federal Banking regulators approved the final rules from the Basel Committee on Banking Supervision for the regulation of capital requirements for U.S. Banks, generally referred to as “Basel III.”  Basel III imposes significantly higher capital requirements and more restrictive leverage and liquidity ratios than those in place at the end of 2014.  The capital ratios to be considered “well capitalized” under Basel III are: common equity tier 1 of 6.5%, Tier 1 leverage of 5%, Tier 1 risk-based capital of 8%, and Total Risk-Based capital of 10%.  The common equity tier 1 ratio is a new capital ratio under Basel III.  Common equity consists of common stock, additional paid-in capital and retained earnings.  The Tier 1 risk-based capital ratio of 8% has been increased from 6%.  The new rule also includes a provision for banks to make a one-time irrevocable choice to exclude accumulated other comprehensive income (AOCI) from its common equity Tier 1 capital.  The Bank elected to exclude AOCI from the capital calculation with its March 31, 2015 regulatory filing.  In addition, a capital conservation buffer will be required to be maintained above the minimum capital ratios to avoid any capital distribution restrictions.  The capital conservation buffer will be phased in from 0% in 2015 to 2.5% in 2019.  The Basel III capital rules took effect for the Corporation and the Bank on January 1, 2015.  At June  30, 2015, the Corporation and the Bank were both well capitalized as defined by the banking regulatory agencies.

The following table summarizes regulatory capital information as of June 30, 2015 and December 31, 2014 on a consolidated basis and for the Bank, as defined.  Regulatory capital ratios for June 30, 2015 were calculated in accordance with the Basel III rules, whereas the December 31, 2015 regulatory ratios were calculated in accordance with Basel I rules.  The minimum regulatory ratios shown below define capital levels under Basel III rules.

			Regulatory Ratios
			Adequately	Well
			Capitalized	Capitalized
(Dollars in thousands)	June 30, 2015	December 31, 2014	Minimum	Minimum

Common Equity Tier 1 Risk-based Capital Ratio (1)
Franklin Financial Services Corporation	14.48%	N/A	4.50%	N/A
Farmers & Merchants Trust Company	14.39%	N/A	4.50%	6.50%

Tier 1 Risk-based Capital Ratio (2)
Franklin Financial Services Corporation	14.48%	14.19%	6.00%	N/A
Farmers & Merchants Trust Company	14.39%	13.96%	6.00%	8.00%

Total Risk-based Capital Ratio (3)
Franklin Financial Services Corporation	15.73%	15.49%	8.00%	N/A
Farmers & Merchants Trust Company	15.64%	15.26%	8.00%	10.00%

Tier 1 Leverage Ratio (4)
Franklin Financial Services Corporation	10.17%	9.69%	4.00%	N/A
Farmers & Merchants Trust Company	9.96%	9.55%	4.00%	5.00%

(1) Common equity Tier 1 capital/ total risk-weighted assets (2) Tier 1 capital / total risk-weighted assets
(3) Total risk-based capital / total risk-weighted assets, (4) Tier 1 capital / average quarterly assets

Economy

The Corporation’s primary market area includes Franklin, Fulton, Cumberland and Huntingdon County, PA.  This area is diverse in demographic and economic makeup.  County populations range from a low of approximately 14,000 in Fulton County to over 220,000 in Cumberland County. Unemployment in the Bank’s market area has remained virtually unchanged over the past year and ranges from a low of 3.5% in Cumberland County to high of 5.9% in Huntingdon County.  The market area has a diverse economic base and local industries include, warehousing, truck & rail shipping centers, light and heavy manufacturers, health-care, higher education institutions, farming and agriculture, and a varied service sector.  The Corporation’s primary market area is located in south central Pennsylvania and provides easy access to the major metropolitan markets on the east coast via trucking and rail transportation. Because of this, warehousing and distribution companies continue to find the area attractive. The local economy is not overly dependent on any one industry or business and Management believes that the Bank’s primary market area continues to be well suited for growth as the recession eases.

The following provides selected economic data for the Bank’s primary market:

Economic Data

	June 30, 2015	December 31, 2014
Unemployment Rate (seasonally adjusted)
Market area range (1)	3.5% - 5.9%	3.6% - 5.8%
Pennsylvania	5.4%	5.1%
United States	5.5%	5.8%

Housing Price Index - year over year change
PA, nonmetropolitan statistical area	3.2%	0.5%
United States	5.5%	5.7%

Franklin County Building Permits - year over year change
Residential, estimated	25.9%	32.7%
Multifamily, estimated	-57.9%	157.8%

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

Historically, the Corporation has satisfied its liquidity needs from earnings, repayment of loans and amortizing investment securities, maturing investment securities, loan` sales, deposit growth and its ability to access existing lines of credit.  All investment securities are classified as available for sale; therefore, securities that are not pledged as collateral for borrowings are an additional source of readily available liquidity, either by selling the security or, more preferably, to provide collateral for additional borrowing. At June 30, 2015, the Bank had approximately $69.3 million (fair value) in its investment portfolio pledged as collateral for deposits.  Another source of available liquidity for the Bank is a line of credit with the FHLB.  At June  30, 2015, the Bank had approximately $35 million available on this line of credit and $16.0 million of unsecured lines of credit at correspondent banks. At  June  30, 2015, the Bank had an excess borrowing capacity of $240.8 million, which includes the amount available on the line of credit.  The Bank has established credit at the Federal Reserve Discount Window and as of quarter-end had the ability to borrow approximately $28 million.

Off Balance Sheet Commitments

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk.  These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments.  Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation.  Unused commitments and standby letters of credit totaled $274.1 million and $248.3 million, respectively, at June  30, 2015 and December 31, 2014.

The Corporation has entered into various contractual obligations to make future payments.  These obligations include time deposits, long-term debt, operating leases, deferred compensation and pension payments.  These amounts have not changed materially from those reported in the Corporation’s 2014 Annual Report on Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the Corporation’s exposure to market risk during the six months ended June  30, 2015. For more information on market risk refer to the Corporation’s 2014 Annual Report on Form 10-K.

Item 4.  Controls and Procedures

Evaluation of Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that as of June  30, 2015, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 1A. Risk Factors

There were no material changes in the Corporation’s risk factors during the six months ended June  30, 2015. For more information, refer to the Corporation’s 2014 Annual Report on Form 10-K.

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

Franklin Financial Services Corporation

August 7, 2015	/s/ William E. Snell, Jr
William E. Snell, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

August 7, 2015	/s/ Mark R. Hollar
Mark R. Hollar
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)