Form 10-Q
period 2015-09-30
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2015-11-09
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________ to___________

Commission file number 0-12126

FRANKLIN FINANCIAL SERVICES CORPORATION

(Exact name of registrant as specified in its charter)

PENNSYLVANIA	25-1440803
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20 South Main Street, Chambersburg	PA 17201-0819
(Address of principal executive offices)	(Zip Code)

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

There were 4,261,022 outstanding shares of the Registrant’s common stock as of October 31, 2015.

Part I FINANCIAL INFORMATION

Item 1 Financial Statements

Consolidated Balance Sheets

	(unaudited)
(Dollars in thousands, except share and per share data)(unaudited)	September 30	December 31
	2015	2014
Assets
Cash and due from banks	$20,160	$14,258
Interest-bearing deposits in other banks	20,743	34,335
Total cash and cash equivalents	40,903	48,593
Investment securities available for sale, at fair value	169,516	171,751
Restricted stock	855	438
Loans held for sale	376	389
Loans	770,675	726,531
Allowance for loan losses	(9,873)	(9,111)
Net Loans	760,802	717,420
Premises and equipment, net	14,797	15,046
Bank owned life insurance	22,228	22,098
Goodwill	9,016	9,016
Other intangible assets	-	181
Other real estate owned	6,807	3,666
Deferred tax asset, net	4,567	4,328
Other assets	6,456	8,522
Total assets	$1,036,323	$1,001,448

Liabilities
Deposits
Noninterest-bearing checking	$151,603	$136,910
Money management, savings and interest checking	676,339	645,672
Time	89,505	98,599
Total Deposits	917,447	881,181
Repurchase Agreements	-	9,079
Short-Term Borrowings	3,500	-
Other liabilities	5,263	7,667
Total liabilities	926,210	897,927

Shareholders' equity
Common stock, $1 par value per share,15,000,000 shares authorized with
4,643,172 shares issued and 4,259,732 shares outstanding at September 30, 2015 and
4,606,564 shares issued and 4,218,330 shares outstanding at December 31, 2014	4,643	4,607
Capital stock without par value, 5,000,000 shares authorized with no
shares issued and outstanding	-	-
Additional paid-in capital	38,343	37,504
Retained earnings	77,059	71,452
Accumulated other comprehensive loss	(3,076)	(3,100)
Treasury stock, 383,440 shares at September 30, 2015 and 388,234 shares at
December 31, 2014, at cost	(6,856)	(6,942)
Total shareholders' equity	110,113	103,521
Total liabilities and shareholders' equity	$1,036,323	$1,001,448

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Income

	For the Three Months Ended		For the Nine Months Ended
(Dollars in thousands, except per share data) (unaudited)	September 30		September 30
	2015	2014	2015	2014
Interest income
Loans, including fees	$7,665	$7,706	$22,518	$22,865
Interest and dividends on investments:
Taxable interest	584	665	1,832	1,967
Tax exempt interest	402	386	1,218	1,120
Dividend income	3	24	63	80
Deposits and obligations of other banks	66	49	192	133
Total interest income	8,720	8,830	25,823	26,165

Interest expense
Deposits	554	679	1,813	2,076
Securities sold under agreements to repurchase	-	2	-	11
Short-term borrowings	1	-	1	-
Long-term debt	-	118	-	360
Total interest expense	555	799	1,814	2,447
Net interest income	8,165	8,031	24,009	23,718
Provision for loan losses	400	-	1,035	464
Net interest income after provision for loan losses	7,765	8,031	22,974	23,254

Noninterest income
Investment and trust services fees	1,154	1,120	3,805	3,311
Loan service charges	283	265	754	682
Mortgage banking activities	5	15	30	47
Deposit service charges and fees	623	563	1,700	1,553
Other service charges and fees	309	317	916	901
Debit card income	346	339	1,021	982
Increase in cash surrender value of life insurance	137	139	416	426
Other real estate owned (losses) gains, net	(250)	-	(218)	(184)
Other	126	30	363	92
OTTI losses recognized in earnings	-	(20)	(20)	(20)
Gain on conversion	-	-	728	-
Securities gains, net	-	-	8	221
Total noninterest income	2,733	2,768	9,503	8,011

Noninterest expense
Salaries and employee benefits	4,214	4,191	12,500	12,548
Net occupancy expense	535	555	1,706	1,817
Furniture and equipment expense	232	241	702	732
Advertising	336	312	807	898
Legal and professional fees	311	361	811	979
Data processing	524	471	1,547	1,355
Pennsylvania bank shares tax	206	173	608	520
Intangible amortization	-	104	181	311
FDIC insurance	170	236	479	690
ATM/debit card processing	193	188	566	545
Other	892	916	2,855	2,656
Total noninterest expense	7,613	7,748	22,762	23,051
Income before federal income taxes	2,885	3,051	9,715	8,214
Federal income tax expense	306	641	1,778	1,659
Net income	$2,579	$2,410	$7,937	$6,555

Per share
Basic earnings per share	$0.61	$0.57	$1.87	$1.57
Diluted earnings per share	$0.61	$0.57	$1.87	$1.56
Cash dividends declared	$0.19	$0.17	$0.55	$0.51

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Comprehensive Income

	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30
(Dollars in thousands) (unaudited)	2015	2014	2015	2014
Net Income	$2,579	$2,410	$7,937	$6,555

Securities:
Unrealized gains arising during the period	1,097	275	561	2,469
Reclassification adjustment for losses (gains) included in net income (1)	-	20	(716)	(201)
Net unrealized gains (losses)	1,097	295	(155)	2,268
Tax effect	(373)	(100)	53	(771)
Net of tax amount	724	195	(102)	1,497

Derivatives:
Unrealized gains (losses) arising during the period	-	2	31	(10)
Reclassification adjustment for losses included in net income (2)	-	96	160	285
Net unrealized gains	-	98	191	275
Tax effect	-	(34)	(65)	(94)
Net of tax amount	-	64	126	181

Total other comprehensive income	724	259	24	1,678
Total Comprehensive Income	$3,303	$2,669	$7,961	$8,233

Reclassification adjustment / Statement line item	Tax expense (benefit)
(1) Securities / gain on conversion & securities (gains) losses, net	$-	$(7)	$243	$68
(2) Derivatives / interest expense on deposits	-	(33)	(54)	(97)

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Changes in Shareholders' Equity

For the Nine months September 30, 2015 and 2014:

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
(Dollars in thousands, except per share data) (unaudited)	Stock	Capital	Earnings	Loss	Stock	Total
Balance at December 31, 2013	$4,561	$36,636	$65,897	$(4,696)	$(7,010)	$95,388
Net income	-	-	6,555	-	-	6,555
Other comprehensive income	-	-	-	1,678	-	1,678
Cash dividends declared, $.51 per share	-	-	(2,132)	-	-	(2,132)
Treasury shares issued under stock option plans, 3,598 shares	-	(9)	-	-	64	55
Common stock issued under dividend reinvestment plan, 29,142 shares	29	514	-	-	-	543
Balance at September 30, 2014	$4,590	$37,141	$70,320	$(3,018)	$(6,946)	$102,087

Balance at December 31, 2014	$4,607	$37,504	$71,452	$(3,100)	$(6,942)	$103,521
Net income	-	-	7,937	-	-	7,937
Other comprehensive income	-	-	-	24	-	24
Cash dividends declared, $.55 per share	-	-	(2,330)	-	-	(2,330)
Treasury shares issued under stock option plans, 4,794 shares	-	6	-	-	86	92
Common stock issued under dividend reinvestment plan, 36,608 shares	36	833	-	-	-	869
Balance at September 30, 2015	$4,643	$38,343	$77,059	$(3,076)	$(6,856)	$110,113

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Cash Flows

	Nine Months Ended September 30
	2015	2014
(Dollars in thousands) (unaudited)
Cash flows from operating activities
Net income	$7,937	$6,555
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	999	1,078
Net amortization of loans and investment securities	1,248	1,372
Amortization and net change in mortgage servicing rights valuation	20	12
Amortization of intangibles	181	311
Provision for loan losses	1,035	464
Net realized gains on sales of securities	(8)	(221)
Impairment write-down on securities recognized in earnings	20	20
Gain on conversion	(728)	-
Loans originated for sale	(6,193)	(5,809)
Proceeds from sale of loans	6,206	4,825
Write-down on premises and equipment	60	-
Write-down of other real estate owned	250	200
Net gain on sale or disposal of other real estate/other repossessed assets	(32)	(16)
Increase in cash surrender value of life insurance	(416)	(426)
Decrease (increase) in other assets	1,877	236
(Decrease) increase in other liabilities	(2,497)	1,259
Net cash provided by operating activities	9,959	9,860

Cash flows from investing activities
Proceeds from sales and calls of investment securities available for sale	1,381	1,582
Proceeds from maturities and pay-downs of securities available for sale	21,607	19,998
Purchase of investment securities available for sale	(21,689)	(36,956)
Net increase in restricted stock	(417)	(32)
Net increase in loans	(47,110)	(8,509)
Gain from surrender of life insurance policy	(103)	-
Capital expenditures	(765)	(275)
Proceeds from sale of other real estate/other repossessed assets	129	868
Net cash used in investing activities	(46,967)	(23,324)

Cash flows from financing activities
Net increase in demand deposits, NOW, and savings accounts	45,360	64,267
Net decrease in time deposits	(9,094)	(11,126)
Net decrease in repurchase agreements	(9,079)	(22,278)
Net increase in short-term borrowings	3,500	-
Long-term debt payments	-	(403)
Dividends paid	(2,330)	(2,132)
Treasury stock issued under stock option plans	92	55
Common stock issued under dividend reinvestment plan	869	543
Net cash provided by financing activities	29,318	28,926

(Decrease) increase in cash and cash equivalents	(7,690)	15,462
Cash and cash equivalents as of January 1	48,593	40,745
Cash and cash equivalents as of September 30	$40,903	$56,207

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest on deposits and other borrowed funds	$1,826	$2,434
Income taxes	$2,514	$706

Noncash Activities
Loans transferred to Other Real Estate	$3,488	$82
Fixed assets transferred to held for sale	$358	$-

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, and cash flows as of September  30, 2015, and for all other periods presented have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted.  It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s 2014 Annual Report on Form 10-K.  The consolidated results of operations for the period ended September 30, 2015 are not necessarily indicative of the operating results for the full year.  Management has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.

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

Earnings per share are computed based on the weighted average number of shares outstanding during each period end.  A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30
(Dollars and shares in thousands, except per share data)	2015	2014	2015	2014
Weighted average shares outstanding (basic)	4,252	4,196	4,236	4,184
Impact of common stock equivalents	5	4	7	5
Weighted average shares outstanding (diluted)	4,257	4,200	4,243	4,189
Anti-dilutive options excluded from calculation	26	34	27	45
Net income	$2,579	$2,410	$7,937	$6,555
Basic earnings per share	$0.61	$0.57	$1.87	$1.57
Diluted earnings per share	$0.61	$0.57	$1.87	$1.56

Note 2. Recent Accounting Pronouncements

Receivables (Topic 310): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure. ASU 2014-04 “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure” clarifies that a creditor is considered to have physical possession of residential real estate that is collateral for a residential mortgage loan when it obtains legal title to the collateral or a deed in lieu of foreclosure or similar legal agreement is completed.  Consequently, it should reclassify the loan to other real estate owned at that time.  ASU 2014-04 applies to all creditors who obtain physical possession resulting from an in substance repossession or foreclosure of residential real estate property collateralizing a consumer mortgage loan in satisfaction of a receivable.  The ASU does not apply to commercial real estate loans, as the foreclosure process and applicable laws for those assets are significantly different from residential real estate.  The ASU was effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014.  ASU 2014-04 did not have a material effect on the Corporation’s financial statements.

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

Note 3. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive losses included in shareholders' equity are as follows:

	September 30,	December 31,
	2015	2014
(Dollars in thousands)
Net unrealized gains on securities	$2,197	$2,352
Tax effect	(747)	(800)
Net of tax amount	1,450	1,552

Net unrealized losses on derivatives	-	(191)
Tax effect	-	65
Net of tax amount	-	(126)

Accumulated pension adjustment	(6,858)	(6,858)
Tax effect	2,332	2,332
Net of tax amount	(4,526)	(4,526)

Total accumulated other comprehensive loss	$(3,076)	$(3,100)

Note 4. Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Bank generally holds collateral and/or personal guarantees supporting these commitments.  The Bank had $26.7 million and $22.7 million of standby letters of credit as of September  30, 2015 and December 31, 2014, respectively. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The amount of the liability as of September  30, 2015 and December 31, 2014 for guarantees under standby letters of credit issued was not material.

Note 5. Investments

The amortized cost and estimated fair value of investment securities available for sale as of September  30, 2015 and December 31, 2014 are as follows:

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
September 30, 2015	cost	gains	losses	value
Equity securities	$164	$69	$-	$233
U.S. Government and Agency securities	15,820	243	(24)	16,039
Municipal securities	69,537	1,700	(246)	70,991
Trust preferred securities	5,953	-	(515)	5,438
Agency mortgage-backed securities	74,408	1,077	(154)	75,331
Private-label mortgage-backed securities	1,397	49	-	1,446
Asset-backed securities	40	-	(2)	38
	$167,319	$3,138	$(941)	$169,516

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
December 31, 2014	cost	gains	losses	value
Equity securities	$274	$779	$-	$1,053
U.S. Government and Agency securities	15,854	173	(64)	15,963
Municipal securities	66,832	1,826	(292)	68,366
Trust preferred securities	5,940	-	(803)	5,137
Agency mortgage-backed securities	78,779	932	(217)	79,494
Private-label mortgage-backed securities	1,675	35	(15)	1,695
Asset-backed securities	45	-	(2)	43
	$169,399	$3,745	$(1,393)	$171,751

At September  30, 2015 and December 31, 2014, the fair value of investment securities pledged to secure public funds, trust balances, deposit and other obligations totaled $79.6 million and $91.6 million, respectively.

The amortized cost and estimated fair value of debt securities at September  30, 2015, by contractual maturity are shown below. Actual maturities may differ from contractual maturities because of prepayment or call options embedded in the securities.

(Dollars in thousands)	Amortized cost	Fair value
Due in one year or less	$5,634	$5,677
Due after one year through five years	11,690	11,959
Due after five years through ten years	29,254	30,048
Due after ten years	44,772	44,822
	91,350	92,506
Mortgage-backed securities	75,805	76,777
	$167,155	$169,283

The following table provides additional detail about trust preferred securities as of September  30, 2015:

Trust Preferred Securities

(Dollars in thousands)
Deal Name	Maturity	Single Issuer or Pooled	Class	Amortized Cost	Fair Value	Gross Unrealized Gain (Loss)	Lowest Credit Rating Assigned

BankAmerica Cap III	1/15/2027	Single	Preferred Stock	$964	$898	$(66)	BB+
Wachovia Cap Trust II	1/15/2027	Single	Preferred Stock	278	257	(21)	BBB
Huntington Cap Trust	2/1/2027	Single	Preferred Stock	942	840	(102)	BB
Corestates Captl Tr II	2/15/2027	Single	Preferred Stock	938	856	(82)	BBB+
Huntington Cap Trust II	6/15/2028	Single	Preferred Stock	893	815	(78)	BB+
Chase Cap VI JPM	8/1/2028	Single	Preferred Stock	963	850	(113)	BBB-
Fleet Cap Tr V	12/18/2028	Single	Preferred Stock	975	922	(53)	BB+
				$5,953	$5,438	$(515)

The following table provides additional detail about private label mortgage-backed securities as of September  30, 2015:

Private Label Mortgage Backed Securities

(Dollars in thousands)				Gross				Cumulative
	Origination	Amortized	Fair	Unrealized	Collateral	Lowest Credit	Credit	OTTI
Description	Date	Cost	Value	Gain (Loss)	Type	Rating Assigned	Support %	Charges
RALI 2004-QS4 A7	3/1/2004	$17	$17	$-	ALT A	BBB+	11.85	$-
MALT 2004-6 7A1	6/1/2004	362	370	8	ALT A	CCC	14.74	-
RALI 2005-QS2 A1	2/1/2005	215	229	14	ALT A	CC	5.35	10
RALI 2006-QS4 A2	4/1/2006	486	503	17	ALT A	D	-	313
GSR 2006-5F 2A1	5/1/2006	63	71	8	Prime	D	-	15
RALI 2006-QS8 A1	7/28/2006	254	256	2	ALT A	D	-	217
		$1,397	$1,446	$49				$555

Impairment:

The investment portfolio contained 72 securities with $45.6 million of temporarily impaired fair value and $941 thousand in unrealized losses at September 30, 2015. The total unrealized loss position has decreased from $1.4 million at year-end 2014.

For securities with an unrealized loss, Management applies a systematic methodology in order to perform an assessment of the potential for other-than-temporary impairment.  In the case of debt securities, investments considered for other-than-temporary impairment: (1) had a specified maturity or repricing date; (2) were generally expected to be redeemed at par, and (3) were expected to achieve a recovery in market value within a reasonable period of time. In addition, the Bank considers whether it intends to sell these securities or whether it will be forced to sell these securities before the earlier of amortized cost recovery or maturity. Equity securities are assessed for other-than-temporary impairment based on the length of time of impairment, dollar amount of the impairment and general market and financial conditions relating to specific issues.  The impairment identified on debt and equity securities and subject to assessment at September 30, 2015, was deemed to be temporary and required no further adjustments to the financial statements, unless otherwise noted.

The following table reflects temporary impairment in the investment portfolio (excluding restricted stock), aggregated by investment category, length of time that individual securities have been in a continuous unrealized loss position and the number of securities in each category as of September  30, 2015 and December 31, 2014:

	September 30, 2015
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Government and Agency securities	$486	$(1)	2	$4,435	$(23)	10	$4,921	$(24)	12
Municipal securities	9,802	(111)	15	4,845	(135)	7	14,647	(246)	22
Trust preferred securities	-	-	-	5,438	(515)	7	5,438	(515)	7
Agency mortgage-backed securities	15,603	(74)	22	4,989	(80)	8	20,592	(154)	30
Asset-backed securities	-	-	-	5	(2)	1	5	(2)	1
Total temporarily impaired securities	$25,891	$(186)	39	$19,712	$(755)	33	$45,603	$(941)	72

	December 31, 2014
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Government and Agency securities	4	-	1	7,207	(64)	14	7,211	(64)	15
Municipal securities	5,651	(33)	9	9,441	(259)	14	15,092	(292)	23
Trust preferred securities	-	-	-	5,137	(803)	7	5,137	(803)	7
Agency mortgage-backed securities	9,304	(60)	13	8,199	(157)	10	17,503	(217)	23
Private-label mortgage-backed securities	-	-	-	540	(15)	1	540	(15)	1
Asset-backed securities	-	-	-	5	(2)	1	5	(2)	1
Total temporarily impaired securities	$14,959	$(93)	23	$30,529	$(1,300)	47	$45,488	$(1,393)	70

The unrealized loss in the municipal bond portfolio decreased to $246 thousand from $604 thousand at June 30, 2015 as market prices improved during the quarter. The quarter end unrealized loss position in this sector is essentially unchanged from year-end 2014.  There are 22 securities in this portfolio with an unrealized loss and the loss in this portfolio is deemed to be non-credit related and no other-than-temporary impairment charges have been recorded.

The trust preferred portfolio contains 7 securities with a fair value of $5.4 million and an unrealized loss of $515 thousand. The trust-preferred securities held by the Bank are single entity issues, not pooled trust preferred securities.  Therefore, the impairment review of these securities is based only on the issuer and the security cannot be impaired by the performance of other issuers as if it was a pooled trust-preferred bond. All of the Bank’s trust preferred securities are single issue, variable rate notes with long maturities (2027 – 2028).  None of these bonds have suspended or missed a dividend payment. At September 30, 2015, the Bank believes it will be able to collect all interest and principal due on these bonds and no other-than-temporary-impairment charges were recorded.

The private-label mortgage backed securities (PLMBS) sector shows a net unrealized gain $49 thousand with all bonds showing an unrealized gain.  Even though there is no unrealized loss, due to the nature of these bonds, they are evaluated closely. These bonds were all rated AAA at time of purchase, but have since experienced rating declines. Some have experienced increased delinquencies and defaults, while others have seen the credit support increase as the bonds paid-down. The Bank monitors the performance of the PLMBS investments on a regular basis and reviews delinquencies, default rates, credit support levels and various cash flow stress test scenarios. In determining the credit related loss,

Management considers all principal past due 60 days or more as a loss. If additional principal moves beyond 60 days past due, it will also be considered a loss. As a result of the analysis on PLMBS it was determined that a $20 thousand impairment charge was required at the end of the first quarter; however, no additional impairment charge was required at September 30, 2015.   It is primarily a result of the cumulative OTTI charges that these bonds are showing an unrealized gain at quarter end.  The Bank has recorded $555 thousand of cumulative impairment charges on this portfolio. Management continues to monitor these securities and it is possible that additional write-downs may occur if current loss trends continue. The Bank is currently participating in a class-action lawsuit against one PLMBS servicer that centers on defective warranties and representations made as part of the underwriting process.  The following table represents the cumulative credit losses on securities recognized in earnings as of September 30, 2015 and 2014.

(Dollars in thousands)	Nine Months Ended
	2015	2014
Balance of cumulative credit-related OTTI at January 1	$535	$515
Additions for credit-related OTTI not previously recognized	20	-
Additional increases for credit-related OTTI previously recognized when there is no intent to sell
and no requirement to sell before recovery of amortized cost basis	-	-
Decreases for previously recognized credit-related OTTI because there was an intent to sell	-	-
Reduction for increases in cash flows expected to be collected	-	-
Balance of credit-related OTTI at September 30	$555	$515

The composition of the net realized securities gains (losses) for the three and nine month periods ended are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30
(Dollars in thousands)	2015	2014	2015	2014
Gross gains realized	$-	$-	$8	$221
Gross losses realized	-	-	-	-
Conversion gain	-	-	728	-
Net gains realized	$-	$-	$736	$221

The Bank held $855 thousand of restricted stock at September 30, 2015.  Except for $30 thousand, this investment represents stock in FHLB Pittsburgh. The Bank is required to hold this stock to be a member of FHLB and it is carried at cost of $100 per share. The level of FHLB stock held is determined by FHLB and is comprised of a minimum membership amount plus a variable activity amount. FHLB stock is evaluated for impairment primarily based on an assessment of the ultimate recoverability of its cost. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support its operations.  There is not a public market for FHLB stock and the benefits of FHLB membership (e.g., liquidity and low cost funding) add value to the stock beyond purely financial measures. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment.

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

A summary of loans outstanding, by primary collateral, at the end of the reporting periods is as follows:

			Change
(Dollars in thousands)	September 30, 2015	December 31, 2014	Amount	%
Residential Real Estate 1-4 Family
Consumer first liens	$104,881	$105,014	$(133)	(0.1)
Commercial first lien	58,083	56,300	1,783	3.2
Total first liens	162,964	161,314	1,650	1.0

Consumer junior liens and lines of credit	43,024	38,132	4,892	12.8
Commercial junior liens and lines of credit	6,014	5,663	351	6.2
Total junior liens and lines of credit	49,038	43,795	5,243	12.0
Total residential real estate 1-4 family	212,002	205,109	6,893	3.4

Residential real estate - construction
Consumer	890	1,627	(737)	(45.3)
Commercial	7,155	8,088	(933)	(11.5)
Total residential real estate construction	8,045	9,715	(1,670)	(17.2)

Commercial real estate	337,597	326,482	11,115	3.4
Commercial	207,757	179,071	28,686	16.0
Total commercial	545,354	505,553	39,801	7.9

Consumer	5,274	6,154	(880)	(14.3)
	770,675	726,531	44,144	6.1
Less: Allowance for loan losses	(9,873)	(9,111)	(762)	(8.4)
Net Loans	$760,802	$717,420	$43,382	6.0

Included in the loan balances are the following:
Net unamortized deferred loan fees (costs)	$318	$(76)

Loans pledged as collateral for borrowings and commitments from:
FHLB	$641,496	$602,633
Federal Reserve Bank	48,554	56,367
	$690,050	$659,000

At September 30, 2015, the Bank had $61 thousand of residential properties in the process of foreclosure compared to $763 thousand at the end of 2014.

Note 7. Loan Quality

The following table presents, by class, the activity in the Allowance for Loan Losses (ALL) for the periods ended:

	Residential Real Estate
	1-4 Family		Residential
		Junior Liens &	Real Estate	Commercial
(Dollars in thousands)	First Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Total

Allowance at June 30, 2015	$1,293	$359	$220	$5,686	$1,771	$121	$9,450
Charge-offs	-	-	-	-	(51)	(71)	(122)
Recoveries	1	-	18	-	104	22	145
Provision	(43)	16	(29)	387	29	40	400
Allowance at September 30, 2015	$1,251	$375	$209	$6,073	$1,853	$112	$9,873

Allowance at December 31, 2014	$1,225	$334	$226	$5,417	$1,773	$136	$9,111
Charge-offs	(43)	-	(21)	-	(269)	(149)	(482)
Recoveries	4	-	18	14	118	55	209
Provision	65	41	(14)	642	231	70	1,035
Allowance at September 30, 2015	$1,251	$375	$209	$6,073	$1,853	$112	$9,873

Allowance at June 30, 2014	$1,079	$266	$261	$5,412	$2,366	$135	$9,519
Charge-offs	-	-	-	-	(611)	(67)	(678)
Recoveries	2	-	-	49	23	20	94
Provision	48	56	(27)	33	(149)	39	-
Allowance at September 30, 2014	$1,129	$322	$234	$5,494	$1,629	$127	$8,935

Allowance at December 31, 2013	$1,108	$278	$291	$5,571	$2,306	$148	$9,702
Charge-offs	(257)	-	(27)	(348)	(623)	(147)	(1,402)
Recoveries	5	-	-	49	56	61	171
Provision	273	44	(30)	222	(110)	65	464
Allowance at September 30, 2014	$1,129	$322	$234	$5,494	$1,629	$127	$8,935

The following table presents, by class, loans that were evaluated for the ALL under the specific reserve (individually) and those that were evaluated under the general reserve (collectively) and the amount of the ALL established in each class as of September  30, 2015 and December 31, 2014:

	Residential Real Estate
	1-4 Family		Residential
		Junior Liens &	Real Estate	Commercial
(Dollars in thousands)	First Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Total

September 30, 2015
Loans evaluated for allowance:
Individually	$942	$51	$507	$14,523	$231	$-	$16,254
Collectively	162,022	48,987	7,538	323,074	207,526	5,274	754,421
Total	$162,964	$49,038	$8,045	$337,597	$207,757	$5,274	$770,675

Allowance established for loans evaluated:
Individually	$-	$-	$-	$-	$9	$-	$9
Collectively	1,251	375	209	6,073	1,844	112	9,864
Allowance at September 30, 2015	$1,251	$375	$209	$6,073	$1,853	$112	$9,873

December 31, 2014
Loans evaluated for allowance:
Individually	$1,171	$51	$931	$22,307	$1,298	$-	$25,758
Collectively	160,143	43,744	8,784	304,175	177,773	6,154	700,773
Total	$161,314	$43,795	$9,715	$326,482	$179,071	$6,154	$726,531

Allowance established for loans evaluated:
Individually	$-	$-	$-	$60	$171	$-	$231
Collectively	1,225	334	226	5,357	1,602	136	8,880
Allowance at December 31, 2014	$1,225	$334	$226	$5,417	$1,773	$136	$9,111

The following table shows additional information about those loans considered to be impaired at September  30, 2015 and December 31, 2014:

	Impaired Loans
	With No Allowance		With Allowance
(Dollars in thousands)		Unpaid		Unpaid
	Recorded	Principal	Recorded	Principal	Related
September 30, 2015	Investment	Balance	Investment	Balance	Allowance
Residential Real Estate 1-4 Family
First liens	$1,565	$1,763	$-	$-	$-
Junior liens and lines of credit	180	208	-	-	-
Total	1,745	1,971	-	-	-
Residential real estate - construction	507	548	-	-	-
Commercial real estate	14,645	15,185	-	-	-
Commercial	364	427	9	10	9
Total	$17,261	$18,131	$9	$10	$9

December 31, 2014
Residential Real Estate 1-4 Family
First liens	$1,804	$2,002	$-	$-	$-
Junior liens and lines of credit	169	195	-	-	-
Total	1,973	2,197	-	-	-
Residential real estate - construction	931	977	-	-	-
Commercial real estate	21,487	25,744	862	1,001	60
Commercial	78	80	1,274	1,990	171
Total	$24,469	$28,998	$2,136	$2,991	$231

The following table shows the average of impaired loans and related interest income for the three and nine months ended September  30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30, 2015		September 30, 2015
	Average	Interest	Average	Interest
(Dollars in thousands)	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Residential Real Estate 1-4 Family
First liens	$1,600	$9	$2,474	$26
Junior liens and lines of credit	181	2	157	4
Total	1,781	11	2,631	30
Residential real estate - construction	510	-	651	-
Commercial real estate	14,836	126	21,774	452
Commercial	380	-	1,181	-
Total	$17,507	$137	$26,237	$482

	Three Months Ended		Nine Months Ended
	September 30, 2014		September 30, 2014
	Average	Interest	Average	Interest
(Dollars in thousands)	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Residential Real Estate 1-4 Family
First liens	$2,026	$11	$2,666	$35
Junior liens and lines of credit	131	-	127	-
Total	2,157	11	2,793	35
Residential real estate - construction	1,155	-	739	-
Commercial real estate	20,488	83	23,395	257
Commercial	1,930	-	2,032	1
Total	$25,730	$94	$28,959	$293

The following table presents the aging of payments of the loan portfolio:

(Dollars in thousands)		Loans Past Due and Still Accruing					Total
	Current	30-59 Days	60-89 Days	90 Days+	Total	Non-Accrual	Loans
September 30, 2015
Residential Real Estate 1-4 Family
First liens	$161,123	$429	$123	$427	$979	$862	$162,964
Junior liens and lines of credit	48,764	50	44	64	158	116	49,038
Total	209,887	479	167	491	1,137	978	212,002
Residential real estate - construction	7,538	-	-	-	-	507	8,045
Commercial real estate	327,850	5,837	99	-	5,936	3,811	337,597
Commercial	207,113	141	130	-	271	373	207,757
Consumer	5,230	27	14	3	44	-	5,274
Total	$757,618	$6,484	$410	$494	$7,388	$5,669	$770,675

December 31, 2014
Residential Real Estate 1-4 Family
First liens	$158,197	$1,531	$297	$165	$1,993	$1,124	$161,314
Junior liens and lines of credit	43,424	174	28	-	202	169	43,795
Total	201,621	1,705	325	165	2,195	1,293	205,109
Residential real estate - construction	8,784	-	-	-	-	931	9,715
Commercial real estate	317,576	336	-	140	476	8,430	326,482
Commercial	177,407	12	15	-	27	1,637	179,071
Consumer	6,056	59	22	17	98	-	6,154
Total	$711,444	$2,112	$362	$322	$2,796	$12,291	$726,531

The following table reports the internal credit rating for the loan portfolio.  Consumer purpose loans (mortgage, home equity and installment) are assigned a rating of either pass or substandard.  Substandard consumer loans are comprised of loans 90 days or more past due and still accruing, and nonaccrual loans.  Commercial purpose loans may be assigned any rating in accordance with the Bank’s internal risk rating system.

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total

September 30, 2015
Residential Real Estate 1-4 Family
First liens	$159,117	$2,182	$1,665	$-	$162,964
Junior liens and lines of credit	48,698	28	312	-	49,038
Total	207,815	2,210	1,977	-	212,002
Residential real estate - construction	7,538	-	507	-	8,045
Commercial real estate	316,439	5,829	15,329	-	337,597
Commercial	203,881	2,532	1,344	-	207,757
Consumer	5,271	-	3	-	5,274
Total	$740,944	$10,571	$19,160	$-	$770,675

December 31, 2014
Residential Real Estate 1-4 Family
First liens	$155,676	$1,919	$3,719	$-	$161,314
Junior liens and lines of credit	43,559	29	207	-	43,795
Total	199,235	1,948	3,926	-	205,109
Residential real estate - construction	8,784	-	931	-	9,715
Commercial real estate	301,149	10,578	14,755	-	326,482
Commercial	170,774	5,413	2,884	-	179,071
Consumer	6,137	-	17	-	6,154
Total	$686,079	$17,939	$22,513	$-	$726,531

The following table presents information on the Bank’s Troubled Debt Restructuring (TDR) loans:

					Troubled Debt Restructurings
					That Have Defaulted on
					Modified Terms in the
(Dollars in thousands)	Troubled Debt Restructurings				Last Twelve Months
	Number of	Recorded			Number of	Recorded
	Contracts	Investment	Performing*	Nonperforming*	Contracts	Investment
September 30, 2015
Residential real estate - construction	1	$507	$507	$-	-	$-
Residential real estate	4	657	657	-	-	-
Commercial real estate	10	12,231	12,231	-	-	-
Total	15	$13,395	$13,395	$0	-	$-

December 31, 2014
Residential real estate - construction	1	$521	$-	$521	-	$-
Residential real estate	5	699	673	26	-	-
Commercial real estate	12	15,748	14,283	1,465	-	-
Total	18	$16,968	$14,956	$2,012	-	$-

*The performing status is determined by the loan’s compliance with the modified terms.

There were no new TDR loans made in the first nine months of 2015 or 2014.

Note 8. Pension

The components of pension expense for the periods presented are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2015	2014	2015	2014
Components of net periodic cost:
Service cost	$92	$84	$284	$253
Interest cost	172	194	522	585
Expected return on plan assets	(296)	(291)	(888)	(872)
Recognized net actuarial loss	123	80	377	243
Net period cost	$91	$67	$295	$209

The Bank expects its pension expense to increase to approximately $387 thousand in 2015 compared to $276 thousand in 2014.  No pension contributions were made or are expected to be made in 2015.

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

Note 9.  Fair Value Measurements and Fair Values of Financial Instruments

Management uses its best judgment in estimating the fair value of the Corporation’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Corporation could have realized in a sales transaction on the dates indicated.  The estimated fair value amounts have been measured as of their respective period-ends and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates maybe different than the amounts reported at each year-end.

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

The following methods and assumptions were used to estimate the fair values of the Corporation’s financial instruments at September 30, 2015 and December 31, 2014.

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

Deposits, Securities sold under agreements to repurchase,  Short-term borrowings and Long-term debt:  The fair value of demand deposits, savings accounts, and money market deposits is the amount payable on demand at the reporting date.  The fair value of fixed-rate certificates of deposit and long-term debt is estimated by discounting the future cash flows using rates approximating those currently offered for certificates of deposit and borrowings with similar remaining maturities.  For securities sold under agreements to repurchase and short-term borrowings, the carrying value approximates a reasonable estimate of the fair value.

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

The fair value of the Corporation's financial instruments are as follows:

	September 30, 2015
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3

Financial assets:
Cash and cash equivalents	$40,903	$40,903	$40,903	$-	$-
Investment securities available for sale	169,516	169,516	233	169,283	-
Restricted stock	855	855	-	855	-
Loans held for sale	376	376	-	376	-
Net loans	760,802	767,824	-	-	767,824
Accrued interest receivable	2,998	2,998	-	2,998	-

Financial liabilities:
Deposits	$917,447	$917,402	$-	$917,402	$-
Short-term borrowings	3,500	3,500	-	3,500	-
Accrued interest payable	157	157	-	157	-

	December 31, 2014
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3

Financial assets:
Cash and cash equivalents	$48,593	$48,593	$48,593	$-	$-
Investment securities available for sale	171,751	171,751	1,053	170,698	-
Restricted stock	438	438	-	438	-
Loans held for sale	389	389	-	389	-
Net loans	717,420	721,680	-	-	721,680
Accrued interest receivable	3,038	3,038	-	3,038	-
Mortgage servicing rights	143	143	-	-	143

Financial liabilities:
Deposits	$881,181	$881,289	$-	$881,289	$-
Securities sold under agreements to repurchase	9,079	9,079	-	9,079	-
Accrued interest payable	169	169	-	169	-
Interest rate swaps	191	191	-	191	-

Recurring Fair Value Measurements

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September  30, 2015 and December 31, 2014 are as follows:

(Dollars in Thousands	Fair Value at September 30, 2015
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities	$233	$-	$-	$233
U.S. Government and Agency securities	-	16,039	-	16,039
Municipal securities	-	70,991	-	70,991
Trust Preferred Securities	-	5,438	-	5,438
Agency mortgage-backed securities	-	75,331	-	75,331
Private-label mortgage-backed securities	-	1,446	-	1,446
Asset-backed securities	-	38	-	38
Total assets	$233	$169,283	$-	$169,516

(Dollars in Thousands)	Fair Value at December 31, 2014
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities	$1,053	$-	$-	$1,053
U.S. Government and Agency securities	-	15,963	-	15,963
Municipal securities	-	68,366	-	68,366
Trust Preferred Securities	-	5,137	-	5,137
Agency mortgage-backed securities	-	79,494	-	79,494
Private-label mortgage-backed securities	-	1,695	-	1,695
Asset-backed securities	-	43	-	43
Total assets	$1,053	$170,698	$-	$171,751

Liability Description
Interest rate swaps	$-	$191	$-	$191
Total liabilities	$-	$191	$-	$191

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

Nonrecurring Fair Value Measurements

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September  30, 2015 and December 31, 2014 are as follows:

(Dollars in Thousands)
	Fair Value at September 30, 2015
Asset Description	Level 1	Level 2	Level 3	Total
Impaired loans (1)	$-	$-	$-	$-
Premises held-for-sale (1)	-	-	225	225
Other real estate owned (1)	-	-	5,996	5,996
Total assets	$-	$-	$6,221	$6,221

(Dollars in Thousands)	Fair Value at December 31, 2014
Asset Description	Level 1	Level 2	Level 3	Total
Impaired loans (1)	$-	$-	$3,469	$3,469
Other real estate owned (1)	-	-	760	760
Mortgage servicing rights	-	-	143	143
Total assets	$-	$-	$4,372	$4,372

(1)	Includes assets directly charged-down to fair value during the year-to-date period.

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

Premises held-for-sale: The fair value of premises held for sale, upon initial recognition, is estimated using Level 3 inputs within the fair value hierarchy.

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

The Corporation did not record any liabilities at fair value for which measurement of the fair value was made on a nonrecurring basis at September  30, 2015. For financial assets and liabilities measured at fair value on a recurring basis, there were no transfers of financial assets or liabilities between Level 1 and Level 2 during the period ending September  30, 2015.

The following table presents additional quantitative information about Level 3 assets measured at fair value on a nonrecurring basis:

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in Thousands)	at September 30, 2015
				Range
Asset Description	Fair Value	Valuation Technique	Unobservable Input	(Weighted Average)
Premises held-for-sale (1)	$225	Appraisal	Appraisal Adjustments (2)	-

Other real estate owned (1)	5,996	Appraisal	Appraisal Adjustments (2)	-
			Cost to sell	8% (8%)

	at December 31, 2014
Impaired loans (1)	$3,469	Appraisal	Appraisal Adjustments (2)	0% - 100% (26%)
			Cost to sell	0% - 10% (5%)
Other real estate owned (1)	760	Appraisal	Appraisal Adjustments (2)
			Cost to sell	8% (8%)
Mortgage servicing rights	143	Discounted Cash Flow (3)

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

Fair Value of Derivative Instruments in the Consolidated Balance Sheets was as follows as of September  30, 2015 and December 31, 2014:

Fair Value of Derivative Instruments
(Dollars in thousands)		Balance Sheet
Date	Type	Location	Fair Value
September 30, 2015	Interest rate contracts	Other liabilities	$-
December 31, 2014	Interest rate contracts	Other liabilities	$191

The Effect of Derivative Instruments on the Statement of Income for the Three and Nine Months Ended September  30, 2015 and 2014 follows:

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships
(Dollars in thousands)					Amount of Gain
				Location of	or (Loss)
				Gain or (Loss)	Recognized in
				Recognized in	Income on
		Location of	Amount of Gain	Income on	Derivatives
	Amount of Gain	Gain or (Loss)	or (Loss)	Derivative (Ineffective	(Ineffective Portion
	or (Loss)	Reclassified from	Reclassified from	Portion and Amount	and Amount
	Recognized in OCI	Accumulated OCI	Accumulated OCI	Excluded from	Excluded from
	net of tax on Derivative	into Income	into Income	Effectiveness	Effectiveness
Date / Type	(Effective Portion)	(Effective Portion)	(Effective Portion)	Testing)	Testing)
Interest rate contracts

Three months ended:
September 30, 2015	$-	Interest Expense	$-	Other income (expense)	$-
September 30, 2014	$64	Interest Expense	$(96)	Other income (expense)	$-

Nine months ended:
September 30, 2015	$126	Interest Expense	$(160)	Other income (expense)	$-
September 30, 2014	$181	Interest Expense	$(285)	Other income (expense)	$-

Interest Rate Swap Agreements (“Swap Agreements”)

As of September 30, 2015, the Bank had no swap agreements outstanding. The Bank had entered into interest rate swap agreements as part of its asset/liability management program.  The swap agreements were free-standing derivatives and were recorded at fair value in the Corporation’s consolidated statements of condition.  The Bank was party to master netting arrangements with its financial institution counterparties; however, the Bank did not offset assets and liabilities under these arrangements for financial statement presentation purposes.  The master netting arrangements provided for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract.  Collateral, in the form of marketable securities, was posted by the counterparty with net liability positions in accordance with contract thresholds.

Securities Sold Under Agreements to Repurchase (“Repurchase Agreements”)

As of September 30, 2015, the Bank had no repurchase agreements outstanding.  The Bank entered into agreements under which it sold securities subject to an obligation to repurchase the same or similar securities.  Under these arrangements, the Bank may have transferred legal control over the assets but still retained effective control through an agreement that both entitled and obligated the Bank to repurchase the agreements.  As a result, these repurchase agreements were accounted for as collateralized financing arrangements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities.  The obligation to repurchase the securities was reflected as a liability in the Corporation’s consolidated statements of condition, while the securities underlying the repurchase agreements remained in the respective investment securities asset accounts.  In other words, there was no offsetting or netting of the investment securities assets with the repurchase agreement liabilities.  In addition, as the Bank did not enter into reverse repurchase agreements, there was no such offsetting to be done with repurchase agreements.

The following table presents the liabilities subject to an enforceable master netting arrangement or repurchase agreements as of September  30, 2015 and December 31, 2014.  As of these dates, all of the Bank’s swap agreement with an institutional counterparty  was in a liability position.  Therefore, there were no assets to be recognized in the consolidated statements of condition.  The Bank has no swap agreements with our commercial banking customers.

			Net Amounts	Gross Amounts Not Offset in the
	Gross	Gross Amounts	of Liabilities	Statements of Condition
	Amounts of	Offset in the	Presented in the
	Recognized	Statements of	Statements of	Financial	Cash Collateral	Net
(Dollars in thousands)	Liabilities	Condition	Condition	Instruments	Pledged	Amount
Interest Rate Swap Agreements

September 30, 2015	$-	$-	$-	$-	$-	$-
December 31, 2014	191	-	191	191	-	-

Note 11. Capital Ratios

Capital adequacy is currently defined by regulatory agencies through the use of several minimum required ratios.  In July 2013, Federal Banking regulators approved the final rules from the Basel Committee on Banking Supervision for the regulation of capital requirements for U.S. Banks, generally referred to as “Basel III.”  Basel III imposes significantly higher capital requirements and more restrictive leverage and liquidity ratios than those in place at the end of 2014.  The capital ratios to be considered “well capitalized” under Basel III are: common equity tier 1 of 6.5%, Tier 1 leverage of 5%, Tier 1 risk-based capital of 8%, and Total Risk-Based capital of 10%.  The common equity tier 1 ratio is a new capital ratio under Basel III.  Common equity consists of common stock, additional paid-in capital and retained earnings.  The Tier 1 risk-based capital ratio of 8% has been increased from 6%.  The new rule also includes a provision for banks to make a one-time irrevocable choice to exclude accumulated other comprehensive income (AOCI) from its common equity Tier 1 capital.  The Bank elected to exclude AOCI from the capital calculation with its March 31, 2015 regulatory filing.  In addition, a capital conservation buffer will be required to be maintained above the minimum capital ratios to avoid any capital distribution restrictions.  The capital conservation buffer will be phased in from 0% in 2015 to 2.5% in 2019.  The Basel III capital rules took effect for the Corporation and the Bank on January 1, 2015.  At September 30, 2015, the Corporation and the Bank were both well capitalized as defined by the banking regulatory agencies.

The following table summarizes regulatory capital information as of September 30, 2015 and December 31, 2014 on a consolidated basis and for the Bank, as defined.  Regulatory capital ratios for September 30, 2015 were calculated in accordance with the Basel III rules, whereas the December 31, 2014 regulatory ratios were calculated in accordance with Basel I rules.  The minimum regulatory ratios shown below define capital levels under Basel III rules.

			Regulatory Ratios
			Adequately	Well
			Capitalized	Capitalized
(Dollars in thousands)	September 30, 2015	December 31, 2014	Minimum	Minimum

Common Equity Tier 1 Risk-based Capital Ratio (1)
Franklin Financial Services Corporation	14.44%	N/A	4.50%	N/A
Farmers & Merchants Trust Company	14.40%	N/A	4.50%	6.50%

Tier 1 Risk-based Capital Ratio (2)
Franklin Financial Services Corporation	14.44%	14.19%	6.00%	N/A
Farmers & Merchants Trust Company	14.40%	13.96%	6.00%	8.00%

Total Risk-based Capital Ratio (3)
Franklin Financial Services Corporation	15.69%	15.49%	8.00%	N/A
Farmers & Merchants Trust Company	15.66%	15.26%	8.00%	10.00%

Tier 1 Leverage Ratio (4)
Franklin Financial Services Corporation	10.33%	9.69%	4.00%	N/A
Farmers & Merchants Trust Company	10.17%	9.55%	4.00%	5.00%

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

For the Three and Nine Months Ended September  30, 2015 and 2014

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

Critical Accounting Policies

Management has identified critical accounting policies for the Corporation to include Allowance for Loan Losses, Other Than Temporary Investment Impairment, Goodwill, Deferred Taxes, Fair Value Measurements and Stock-based Compensation.  There were no changes to the critical accounting policies disclosed in the 2014 Annual Report on Form 10-K in regards to application or related judgments and estimates used.  Please refer to Item 7 of the Corporation’s 2014 Annual Report on Form 10-K for a more detailed disclosure of the critical accounting policies.

Results of Operations

Year-to-Date Summary

At September  30, 2015, total assets were $1.036 billion, an increase of $34.9 million from December 31, 2014. Net loans increased to $760.8 million and total deposits increased to $917.4 million.  The Corporation reported net income for the first nine months of 2015 of $7.9 million.  This is a 21.1% increase versus net income of $6.6 million for the same period in 2014.  Net income for 2015 was enhanced by two nonrecurring events that increased noninterest income by $899 thousand. These events included a gain of $171 thousand from the liquidation of an off-shore insurance company in which the Bank held an ownership interest and a $728 thousand gain on the conversion of equity securities held by the Bank as the result of an acquisition. Without these events, net income for the first nine months would have been $7.3 million, a 12% increase over the prior year.  Total revenue (interest income and noninterest income) increased $1.2 million year-over-year boosted by these nonrecurring items. Interest income decreased $342 thousand,  while interest expense decreased by  $633 thousand, resulting in a $291 thousand increase in net interest income. The provision for loan losses was $1.0 million for the period, $571 thousand more than in 2014. Noninterest income increased $1.5 million, while noninterest expense decreased $289 thousand. Income tax expense increased from $1.7 million in 2014 to $1.8 million in 2015. The effective tax rate decreased from 20.2% in 2014 to 18.3% in 2015 due to a partial reversal of approximately $250 thousand of the valuation allowance on deferred tax assets due to the gain on conversion taken in 2015. Diluted earnings per share increased to $1.87 in 2015 from $1.56 in 2014.

Key performance ratios as of, or for the nine months ended September 30, 2015 and 2014 and the year ended December 31, 2014 are listed below:

	September 30,	December 31,	September 30,
	2015	2014	2014

Performance measurements
Return on average assets*	1.04%	0.83%	0.86%
Return on average equity*	10.00%	8.44%	8.90%
Net interest margin*	3.59%	3.56%	3.56%
Current dividend yield*	3.32%	3.09%	3.24%
Dividend payout ratio	29.36%	33.88%	32.52%

Shareholders' Value (per common share)
Diluted earnings per share	$1.87	$2.00	$1.56
Basic earnings per share	1.87	2.01	1.57
Regular cash dividends paid	0.55	0.68	0.51
Book value	25.85	24.54	24.3
Market value	22.90	22.00	21.00
Market value/book value ratio	88.59%	89.65%	86.42%
Price/earnings multiple*	9.20	11.00	10.10

Safety and Soundness
Risk-based capital ratio (Total)	15.69%	15.49%	15.04%
Leverage ratio (Tier 1)	10.33%	9.69%	9.51%
Common equity ratio (Tier 1)	14.44%	-	-
Nonperforming loans/gross loans	0.80%	1.74%	2.59%
Nonperforming assets/total assets	1.25%	1.63%	2.21%
Allowance for loan losses as a % of loans	1.28%	1.25%	1.22%
Net charge-offs/average loans*	0.05%	0.19%	0.22%

Trust assets under management (fair value)	$569,484	$605,796	$594,046

* Annualized

Comparison of the three months ended September 30, 2015 to the three months ended September 30, 2014:

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

Tax equivalent net interest income for the third quarter of 2015 increased $119 thousand quarter over quarter.  Average interest-earning assets increased $10.4 million from 2014,  but the yield on these assets decreased to 3.80% from 3.89% in 2014.  The average balance of investment securities decreased $5.0 million while average loans increased $19.3 million quarter over quarter.  Average commercial loans increased $17.0 million and average consumer loans increased $3.9 million.  These increases were partially offset by a decrease of $1.7 million in the average balance of mortgage loans.

Interest expense was $555 thousand for the third quarter, a decrease of $244 thousand from the 2014 total of $799 thousand.  Average interest-bearing liabilities decreased $9.9 million to $769.2 million for 2015 from an average balance of $779.1 million in 2014.  The average cost of these liabilities decreased from 0.41% in 2014 to  0.29% in 2015.  Average interest-bearing deposits increased $5.0 million and the cost of these deposits decreased from 0.35% to 0.29%.   The securities sold under agreements to repurchase (Repo) accounts were closed out in 2014 and transferred to other products.  All long-term debt was paid off in 2014.

The changes in the balance sheet and interest rates resulted in an increase in tax equivalent net interest income of $119 thousand to $8.7 million in 2015 compared to $8.5 million in 2014.  The increase in net interest income was due to a $243 thousand increase from higher volume offset by a $124thousand decrease due to changes in rates.

The following table presents average balances, tax-equivalent (T/E) interest income, and yields earned or rates paid on the assets or liabilities.  All nontaxable interest income has been adjusted to a tax-equivalent basis using a tax rate of 34%.

	For the Three Months Ended September 30,
	2015			2014

	Average	Income or	Average	Average	Income or	Average
(Dollars in thousands)	balance	expense	yield/rate	balance	expense	yield/rate

Interest-earning assets:
Interest-bearing obligations of other
banks and federal funds sold	$37,098	$66	0.71%	$40,881	$49	0.48%
Investment securities:
Taxable	118,218	587	1.97%	129,489	689	2.11%
Tax Exempt	55,388	603	4.36%	49,160	579	4.71%
Investments	173,606	1,190	2.72%	178,649	1,268	2.82%
Loans:
Commercial, industrial and agricultural	599,337	6,316	4.13%	582,296	6,266	4.21%
Residential mortgage	81,182	819	4.02%	82,850	856	4.10%
Home equity loans and lines	66,023	731	4.39%	60,243	773	5.09%
Consumer	5,759	93	6.41%	7,658	128	6.63%
Loans	752,301	7,959	4.16%	733,047	8,023	4.30%

Total interest-earning assets	963,005	$9,215	3.80%	952,577	$9,340	3.89%
Other assets	67,315			71,324
Total assets	$1,030,320			$1,023,901

Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$226,846	$69	0.12%	$212,061	$62	0.12%
Money Management	382,202	327	0.34%	382,623	418	0.43%
Savings	67,664	12	0.07%	63,559	12	0.08%
Time	91,060	146	0.64%	104,533	187	0.71%
Total interest-bearing deposits	767,772	554	0.29%	762,776	679	0.35%

Securities sold under agreements to repurchase	-	-	-	4,370	2	0.15%
Other borrowings	1,452	1	0.35%	12,000	118	3.95%
Total interest-bearing liabilities	769,224	555	0.29%	779,146	799	0.41%
Noninterest-bearing deposits	147,325			135,574
Other liabilities	5,819			8,542
Shareholders' equity	107,952			100,639
Total liabilities and shareholders' equity	$1,030,320			$1,023,901
T/E net interest income/Net interest margin		8,660	3.57%		8,541	3.56%
Tax equivalent adjustment		(495)			(510)
Net interest income		$8,165			$8,031

Provision for Loan Losses

Provision expense for the third quarter was $400 thousand and as a result, the allowance for loan losses (ALL) increased $423 thousand during the quarter.  For more information refer to the Loan Quality and Allowance for Loan Losses discussion in the Financial Condition section.

Noninterest Income

For the third quarter of 2015, noninterest income decreased $35 thousand from the same period in 2014.  Investment and trust service fees increased due to higher recurring trust fees from a higher number of trust accounts and an increase in estate fees from the settlement of larger estates in 2015 compared to 2014.  Deposit service charges increased due to increased enrollment in the Bank’s overdraft program.  The other real estate owned expense in 2015 was a write-down compared to none in 2014.  Other income includes a $103 thousand gain from the proceeds of a bank owned life insurance policy.  The Corporation recorded an other than temporary impairment (OTTI) charge in 2014 , but no OTTI charges in 2015.

The following table presents a comparison of noninterest income for the three months ended September 30, 2015 and 2014.

	For the Three Months Ended
	September 30		Change
(Dollars in thousands)	2015	2014	Amount	%
Noninterest Income
Investment and trust services fees	$1,154	$1,120	$34	3.0
Loan service charges	283	265	18	6.8
Mortgage banking activities	5	15	(10)	(66.7)
Deposit service charges and fees	623	563	60	10.7
Other service charges and fees	309	317	(8)	(2.5)
Debit card income	346	339	7	2.1
Increase in cash surrender value of life insurance	137	139	(2)	(1.4)
Other real estate owned	(250)	-	(250)	N/A
Other	126	30	96	320.0
OTTI losses recognized in income	-	(20)	20	N/A
Total noninterest income	$2,733	$2,768	$(35)	(1.3)

Noninterest Expense

Noninterest expense for the third quarter of 2015 decreased $135 thousand compared to the same period in 2014.  The increase in salaries and benefits was primarily due to an $83 thousand increase in health insurance, partially offset by a $12 thousand decrease in salary expense due to open positions.  Net occupancy expenses decreased compared to prior year due to less utility expense in 2015.  Marketing expenses increased due to customer acquisition promotion.  The increase in data processing was due to higher utilization of the Bank’s various electronic banking products. The shares tax increase was due to growth in the Bank’s balance sheet and shareholders’ equity that resulted in a higher premium. Intangible amortization expense decreased as the core deposit intangible was fully amortized as of June 2015. FDIC insurance expense decreased over prior year due to a reduction in the assessment rate used to calculate the premium.

The following table presents a comparison of noninterest expense for the three months ended September  30, 2015 and 2014:

	For the Three Months Ended
(Dollars in thousands)	September 30		Change
Noninterest Expense	2015	2014	Amount	%
Salaries and benefits	$4,214	$4,191	$23	0.5
Net occupancy expense	535	555	(20)	(3.6)
Furniture and equipment expense	232	241	(9)	(3.7)
Advertising	336	312	24	7.7
Legal and professional fees	311	361	(50)	(13.9)
Data processing	524	471	53	11.3
Pennsylvania bank shares tax	206	173	33	19.1
Intangible amortization	-	104	(104)	N/A
FDIC insurance	170	236	(66)	(28.0)
ATM/debit card processing	193	188	5	2.7
Other	892	916	(24)	(2.6)
Total noninterest expense	$7,613	$7,748	$(135)	(1.7)

Provision for Income Taxes

For the third quarter of 2015, the Corporation recorded a Federal income tax expense of $306 thousand compared to $641 thousand for the same quarter in 2014. The effective tax rate was 10.6% for the third quarter of 2015 compared to 21.0% for the same period in 2014.  Due to the large security gain on the conversion of Integrity Bancshares, in the third quarter the Corporation reversed $250 thousand of the valuation allowance on the deferred tax asset, established in prior years on other than temporary impairment charges in the equity portfolio.  Without this reversal, the effective tax rate would have been 19.3%. .  In the third quarter of 2015, the effective tax rate was reduced by an increase in tax-equivalent income from the death benefit of $103 thousand on a bank owned life insurance policy (BOLI). The variances from the federal statutory rate are generally due to tax-exempt income from investments, loans and bank-owned life insurance. All taxable income for the Corporation is taxed at a rate of 34%.

Comparison of the nine months ended September 30, 2015 to the nine months ended September 30, 2014:

Net Interest Income

Tax equivalent net interest income for the first nine months of 2015 increased $334 thousand from the prior year.  Average interest-earning assets increased $5.2 million from 2014 and the yield on these assets decreased from 3.91% in 2014 to 3.84% in 2015.  The average balance of investment securities increased $4.6 million while average loans increased $5.2 million year over year.  Average commercial loans increased $3.6 million and average consumer loans increased $3.4 million.  These increases were partially offset by a decrease of $1.8 million in the average balance of mortgage loans.

Interest expense was $1.8 million for the first nine months, a decrease of $633 thousand from the 2014 total of $2.4 million.  Average interest-bearing liabilities decreased $21.0 million to $762.2 million for 2015 from an average balance of $783.8 million in 2014.  The average cost of these liabilities decreased from 0.42% in 2014 to 0.32% in 2015.  Average interest-bearing deposits decreased $470 thousand and the cost of these deposits decreased from 0.36% to 0.32%.   The securities sold under agreements to repurchase (Repo) accounts were being closed out in 2014 and transferred to other products.  The final Repo account closed in January 2015.  Other borrowings reflect a short-term borrowing in 2015, as all long-term debt was paid off in 2014.

The changes in the balance sheet and interest rates resulted in an increase in tax equivalent net interest income of $334 thousand to $25.5 million in 2015 compared to $25.2 million in 2014.  The increase in tax equivalent net interest income was due to a $515 thousand increase from higher volume offset by a $181 thousand decrease due to changes in rates.

The following table presents average balances, tax-equivalent (T/E) interest income, and yields earned or rates paid on the assets or liabilities.  All nontaxable interest income has been adjusted to a tax-equivalent basis using a tax rate of 34%.

	For the Nine Months Ended September 30,
	2015			2014

	Average	Income or	Average	Average	Income or	Average
(Dollars in thousands)	balance	expense	yield/rate	balance	expense	yield/rate

Interest-earning assets:
Interest-bearing obligations of other
banks and federal funds sold	$40,730	$192	0.63%	$45,303	$133	0.39%
Investment securities:
Taxable	120,054	1,895	2.11%	125,110	2,047	2.19%
Tax Exempt	55,186	1,828	4.42%	45,577	1,680	4.92%
Investments	175,240	3,723	2.84%	170,687	3,727	2.92%
Loans:
Commercial, industrial and agricultural	583,151	18,463	4.18%	579,503	18,445	4.20%
Residential mortgage	80,996	2,479	4.07%	82,845	2,569	4.15%
Home equity loans and lines	64,534	2,185	4.53%	59,460	2,332	5.24%
Consumer	6,237	293	6.28%	7,935	428	7.21%
Loans	734,918	23,420	4.22%	729,743	23,774	4.31%

Total interest-earning assets	950,888	$27,335	3.84%	945,733	$27,634	3.91%
Other assets	66,965			71,386
Total assets	$1,017,853			$1,017,119

Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$219,863	$189	0.11%	$202,394	$170	0.11%
Money Management	383,011	1,128	0.39%	388,386	1,267	0.44%
Savings	65,558	36	0.07%	62,741	36	0.08%
Time	93,791	460	0.66%	108,232	603	0.74%
Total interest-bearing deposits	762,223	1,813	0.32%	761,753	2,076	0.36%

Securities sold under agreements to repurchase	33	-	0.15%	9,792	11	0.15%
Other borrowings	497	1	0.35%	12,228	360	3.93%
Total interest-bearing liabilities	762,753	1,814	0.32%	783,773	2,447	0.42%
Noninterest-bearing deposits	142,070			127,109
Other liabilities	6,921			7,900
Shareholders' equity	106,109			98,337
Total liabilities and shareholders' equity	$1,017,853			$1,017,119
T/E net interest income/Net interest margin		25,521	3.59%		25,187	3.56%
Tax equivalent adjustment		(1,512)			(1,469)
Net interest income		$24,009			$23,718

All nontaxable interest income has been adjusted to a tax-equivalent basis, using a tax rate of 34%.

Provision for Loan Losses

For the first nine months of 2015, the Bank recorded net charge-offs of $273 thousand compared to $1.2 million in 2014.  Provision expense for the first nine months was $1.0 million and as a result, the allowance for loan losses (ALL) increased $762 thousand.  The increase in the allowance is due primarily to an increase in the general allocation as a result of loan growth.  For more information refer to the Loan Quality and Allowance for Loan Losses discussion in the Financial Condition section.

Noninterest Income

For the first nine months of 2015, noninterest income increased $1.5 million from the same period in 2014.  .  Investment and trust service fees increased due to higher recurring trust fees from a higher number of trust accounts and an increase in estate fees from the settlement of larger estates in 2015 compared to 2014. Loan service charges increased primarily from a large commercial loan prepayment penalty.  Deposit service charges increased due to increased enrollment in the Bank’s overdraft program.  The net loss in other real estate owned was from a write-down of $250 thousand, net of a gain on a sale, compared to write-downs in 2014.  Other income increased from an investment the Corporation owned in an offshore insurance company that liquidated ($171 thousand) and paid out the investors and from a death benefit ($103 thousand) on a BOLI policy. Other than temporary impairment charges were recorded on one bond in 2015 and 2014. The gain on conversion occurred in the equity portfolio and was the result of the Bank receiving shares of S&T Bancorp following its acquisition of Integrity Bancshares.  Security gains were less in 2015, as the Corporation liquidated the majority of the equity portfolio in 2014.

The following table presents a comparison of noninterest income for the nine months ended September 30, 2015 and 2014.

	For the Nine Months Ended
	September 30		Change
(Dollars in thousands)	2015	2014	Amount	%
Noninterest Income
Investment and trust services fees	$3,805	$3,311	$494	14.9
Loan service charges	754	682	72	10.6
Mortgage banking activities	30	47	(17)	(36.2)
Deposit service charges and fees	1,700	1,553	147	9.5
Other service charges and fees	916	901	15	1.7
Debit card income	1,021	982	39	4.0
Increase in cash surrender value of life insurance	416	426	(10)	(2.3)
Other real estate owned	(218)	(184)	(34)	18.5
Other	363	92	271	294.6
OTTI losses recognized in income	(20)	(20)	-	-
Gain on conversion	728	-	728	N/A
Securities gain (losses), net	8	221	(213)	(96.4)
Total noninterest income	$9,503	$8,011	$1,492	18.6

Noninterest Expense

Noninterest expense for the first nine months of 2015 decreased $289 thousand compared to the same period in 2014.  The decrease in salaries and benefits was primarily due to a decrease in incentive pay expenses and split dollar plan expenses partially offset by increases in pension expense and health insurance expenses.  Net occupancy expenses decreased compared to prior year due to less utility and snow removal expense in 2015.  Advertising expenses decreased over prior year, due to the timing of various marketing campaigns.   The decrease in legal and professional fees was driven by an $81 thousand decrease in internal audit fees due to a change in firms.  The increase in data processing was due to higher utilization by customers of the Bank’s various electronic banking products, as well as one time fees from the migration to a new mortgage origination system. FDIC insurance expense decreased over prior year due to a reduction in the assessment rate used to calculate the premium.    Other expenses increased due to one-time expenses the Bank took to fulfill the funding requirement of a deferred director’s benefit plan established thirty years ago, as well as expenses related to branch assets taken out of service.

The following table presents a comparison of noninterest expense for the nine months ended September 30, 2015 and 2014:

	For the Nine Months Ended
(Dollars in thousands)	September 30		Change
Noninterest Expense	2015	2014	Amount	%
Salaries and benefits	$12,500	$12,548	$(48)	(0.4)
Net occupancy expense	1,706	1,817	(111)	(6.1)
Furniture and equipment expense	702	732	(30)	(4.1)
Advertising	807	898	(91)	(10.1)
Legal and professional fees	811	979	(168)	(17.2)
Data processing	1,547	1,355	192	14.2
Pennsylvania bank shares tax	608	520	88	16.9
Intangible amortization	181	311	(130)	(41.8)
FDIC insurance	479	690	(211)	(30.6)
ATM/debit card processing	566	545	21	3.9
Other	2,855	2,656	199	7.5
Total noninterest expense	$22,762	$23,051	$(289)	(1.3)

Provision for Income Taxes

For the first nine months of 2015, the Corporation recorded a Federal income tax expense of $1.8 million compared to $1.7 million for the same period in 2014.  The effective tax rate decreased to 18.3% for the first nine months of 2015 compared to 20.2% for 2014.  Due to the large security gain on the conversion of Integrity Bancshares, in the third quarter the Corporation reversed $250 thousand of the valuation allowance on the deferred tax asset, established in prior years on other than temporary impairment charges in the equity portfolio.  Without this reversal, the effective tax rate would have been 20.9%.  All taxable income for the Corporation is taxed at a rate of 34%. The variances from the federal statutory rate are generally due to tax-exempt income from investments, loans and bank-owned life insurance.

Financial Condition

Summary:

At September 30, 2015, assets totaled $1.036 billion, an increase of $34.9 million from the 2014 year-end balance of 1.001 billion. Investment securities increased $4.7 million, while net loans decreased $2.2 million. Deposits were up $36.3 million for the first nine months of 2015 due to increases in every deposit category except time deposits and money management accounts. Shareholders’ equity increased $6.6 million during the first nine months as retained earnings increased approximately $5.6 million, other comprehensive loss decreased  $24 thousand and the Corporation’s Dividend Reinvestment Plan (DRIP) added an additional $869 thousand in new capital.

Cash and Cash Equivalents:

Cash and cash equivalents totaled $40.9 million at September 30, 2015, a decrease of $7.7 million from the prior year-end balance of $48.6 million.  Interest-bearing deposits are held primarily at the Federal Reserve and in short-term bank owned certificates of deposit.

Investment Securities:

The investment portfolio has declined $2.1 million on a cost basis, since year-end 2014. The composition of the portfolio is has remained consistent with municipal securities and U.S. Agency mortgage-backed securities comprising the greatest portion of the portfolio at approximately 42% and 44% of the portfolio fair value, respectively. The Bank invested $21.7 million during the first nine months of 2015 with the purchases spread between, U.S. Agency mortgage-backed securities and municipal securities. However, no investment purchases were made during the third quarter as cash flow was reinvested in the loan portfolio. The average life of the portfolio was 4.11 years.

The investment portfolio had a net unrealized gain of $2.2 million at September 30, 2015 compared to $2.4 million at the prior year-end. The decline in the unrealized gain is primarily the result of a $710 thousand reduction in the unrealized gain in equity securities as the Bank sold equity securities and recorded the gain from this portfolio.  The portfolio averaged $175.2 million with a yield of 2.84% for the first nine months of 2015. This compares to an average of $170.7 million and a yield of 2.92% for the same period in 2014.

The Bank holds only one equity security, a Pennsylvania community bank. The municipal bond portfolio is well diversified geographically (issuers from within 29 states) and is comprised primarily of general obligation bonds (69%).  Most municipal bonds have credit enhancements in the form of private bond insurance or other credit support. The largest geographic municipal bond exposure is to18 issuers in the state of Texas with a fair value of $10.2 million and 15 issuers in the state of Pennsylvania with a fair value of $9.1 million. The average rating of the municipal portfolio from Moody’s is Aa2. It contains $69.1 million of bonds rated A3 or higher and $1.9 million that are not rated by Moody’s rating agency.  No municipal bonds are rated below investment grade.

The holdings of trust preferred investments and private-label mortgage-backed securities (PLMBS) are unchanged since year-end and are detailed in separate tables.

The amortized cost and estimated fair value of investment securities available for sale as of September 30, 2015 and December 31, 2014 is as follows:

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
September 30, 2015	cost	gains	losses	value
Equity securities	$164	$69	$-	$233
U.S. Government and Agency securities	15,820	243	(24)	16,039
Municipal securities	69,537	1,700	(246)	70,991
Trust preferred securities	5,953	-	(515)	5,438
Agency mortgage-backed securities	74,408	1,077	(154)	75,331
Private-label mortgage-backed securities	1,397	49	-	1,446
Asset-backed securities	40	-	(2)	38
	$167,319	$3,138	$(941)	$169,516

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
December 31, 2014	cost	gains	losses	value
Equity securities	$274	$779	$-	$1,053
U.S. Government and Agency securities	15,854	173	(64)	15,963
Municipal securities	66,832	1,826	(292)	68,366
Trust preferred securities	5,940	-	(803)	5,137
Agency mortgage-backed securities	78,779	932	(217)	79,494
Private-label mortgage-backed securities	1,675	35	(15)	1,695
Asset-backed securities	45	-	(2)	43
	$169,399	$3,745	$(1,393)	$171,751

The following table provides additional detail about the Bank’s trust preferred securities as of September 30, 2015:

(Dollars in thousands)
Deal Name	Maturity	Single Issuer or Pooled	Class	Amortized Cost	Fair Value	Gross Unrealized Gain (Loss)	Lowest Credit Rating Assigned

BankAmerica Cap III	1/15/2027	Single	Preferred Stock	$964	$898	$(66)	BB+
Wachovia Cap Trust II	1/15/2027	Single	Preferred Stock	278	257	(21)	BBB
Huntington Cap Trust	2/1/2027	Single	Preferred Stock	942	840	(102)	BB
Corestates Captl Tr II	2/15/2027	Single	Preferred Stock	938	856	(82)	BBB+
Huntington Cap Trust II	6/15/2028	Single	Preferred Stock	893	815	(78)	BB+
Chase Cap VI JPM	8/1/2028	Single	Preferred Stock	963	850	(113)	BBB-
Fleet Cap Tr V	12/18/2028	Single	Preferred Stock	975	922	(53)	BB+
				$5,953	$5,438	$(515)

The following table provides additional detail about private label mortgage-backed securities as of September 30, 2015:

(Dollars in thousands)				Gross				Cumulative
	Origination	Amortized	Fair	Unrealized	Collateral	Lowest Credit	Credit	OTTI
Description	Date	Cost	Value	Gain (Loss)	Type	Rating Assigned	Support %	Charges
RALI 2004-QS4 A7	3/1/2004	$17	$17	$-	ALT A	BBB+	11.85	$-
MALT 2004-6 7A1	6/1/2004	362	370	8	ALT A	CCC	14.74	-
RALI 2005-QS2 A1	2/1/2005	215	229	14	ALT A	CC	5.35	10
RALI 2006-QS4 A2	4/1/2006	486	503	17	ALT A	D	-	313
GSR 2006-5F 2A1	5/1/2006	63	71	8	Prime	D	-	15
RALI 2006-QS8 A1	7/28/2006	254	256	2	ALT A	D	-	217
		$1,397	$1,446	$49				$555

The investment portfolio contained 72 securities with $45.6 million of temporarily impaired fair value and $941 thousand in unrealized losses at September 30, 2015. The total unrealized loss position has decreased from $1.4 million at year-end 2014.

For securities with an unrealized loss, Management applies a systematic methodology in order to perform an assessment of the potential for other-than-temporary impairment.  In the case of debt securities, investments considered for other-than-temporary impairment: (1) had a specified maturity or repricing date; (2) were generally expected to be redeemed at par, and (3) were expected to achieve a recovery in market value within a reasonable period of time. In addition, the Bank considers whether it intends to sell these securities or whether it will be forced to sell these securities before the earlier of amortized cost recovery or maturity. Equity securities are assessed for other-than-temporary impairment based on the length of time of impairment, dollar amount of the impairment and general market and financial conditions relating to specific issues.  The impairment identified on debt and equity securities and subject to assessment at September 30, 2015, was deemed to be temporary and required no further adjustments to the financial statements, unless otherwise noted.

The following table reflects temporary impairment in the investment portfolio (excluding restricted stock), aggregated by investment category, length of time that individual securities have been in a continuous unrealized loss position and the number of securities in each category as of September 30, 2015 and December 31, 2014:

	September 30, 2015
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Government and Agency securities	$486	$(1)	2	$4,435	$(23)	10	$4,921	$(24)	12
Municipal securities	9,802	(111)	15	4,845	(135)	7	14,647	(246)	22
Trust preferred securities	-	-	-	5,438	(515)	7	5,438	(515)	7
Agency mortgage-backed securities	15,603	(74)	22	4,989	(80)	8	20,592	(154)	30
Asset-backed securities	-	-	-	5	(2)	1	5	(2)	1
Total temporarily impaired securities	$25,891	$(186)	39	$19,712	$(755)	33	$45,603	$(941)	72

	December 31, 2014
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Government and Agency securities	4	-	1	7,207	(64)	14	7,211	(64)	15
Municipal securities	5,651	(33)	9	9,441	(259)	14	15,092	(292)	23
Trust preferred securities	-	-	-	5,137	(803)	7	5,137	(803)	7
Agency mortgage-backed securities	9,304	(60)	13	8,199	(157)	10	17,503	(217)	23
Private-label mortgage-backed securities	-	-	-	540	(15)	1	540	(15)	1
Asset-backed securities	-	-	-	5	(2)	1	5	(2)	1
Total temporarily impaired securities	$14,959	$(93)	23	$30,529	$(1,300)	47	$45,488	$(1,393)	70

The unrealized loss in the municipal bond portfolio decreased to $246 thousand from $604 thousand at June 30, 2015 compared as market prices improved during the quarter. The quarter end unrealized loss position in this sector is essentially unchanged from year-end 2014.  There are 22 securities in this portfolio with an unrealized loss and the loss in this portfolio is deemed to be non-credit related and no other-than-temporary impairment charges have been recorded.

The trust preferred portfolio contains 7 securities with a fair value of $5.4 million and an unrealized loss of $515 thousand. The trust-preferred securities held by the Bank are single entity issues, not pooled trust preferred securities.  Therefore, the impairment review of these securities is based only on the issuer and the security cannot be impaired by the performance of other issuers as if it was a pooled trust-preferred bond. All of the Bank’s trust preferred securities are single issue, variable rate notes with long maturities (2027 – 2028).  None of these bonds have suspended or missed a dividend payment. At September 30, 2015, the Bank believes it will be able to collect all interest and principal due on these bonds and no other-than-temporary-impairment charges were recorded.

The PLMBS sector shows a net unrealized gain $49 thousand with all bonds showing an unrealized gain.  Even though there is no unrealized loss, due to the nature of these bonds, they are evaluated closely. These bonds were all rated AAA at time of purchase, but have since experienced rating declines. Some have experienced increased delinquencies and defaults, while others have seen the credit support increase as the bonds paid-down. The Bank monitors the performance of the PLMBS investments on a regular basis and reviews delinquencies, default rates, credit support levels and various cash flow stress test scenarios. In determining the credit related loss, Management considers all principal past due 60 days or more as a loss. If additional principal moves beyond 60 days past due, it will also be considered a loss. As a result of the analysis on PLMBS it was determined that a $20 thousand impairment charge was required at the end of the first quarter; however, no additional impairment charge was required at September 30, 2015.   It is primarily a result of the cumulative OTTI charges that these bonds are showing an unrealized gain at quarter end.  The Bank has recorded $555 thousand of cumulative impairment charges on this portfolio. Management continues to monitor these securities and it is possible that additional write-downs may occur if current loss trends continue. The Bank is currently participating in a class-action lawsuit against one PLMBS servicer that centers on defective warranties and representations made as part of the underwriting process.

The Bank held $855 thousand of restricted stock at September 30, 2015.  Except for $30 thousand, this investment represents stock in FHLB Pittsburgh. The Bank is required to hold this stock to be a member of FHLB and it is carried at cost of $100 per share. The level of FHLB stock held is determined by FHLB and is comprised of a minimum membership amount plus a variable activity amount. FHLB stock is evaluated for impairment primarily based on an assessment of the ultimate recoverability of its cost. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support its operations.  There is not a public market for FHLB stock and the benefits of FHLB membership (e.g., liquidity and low cost funding) add value to the stock beyond purely financial measures. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment.

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

Total residential real estate loans increased $6.9 million over 2014, primarily in the commercial first lien and consumer junior liens and lines of credit categories due to a home equity special promotion in the second and third quarters of 2015.  For the first nine months of 2015, the Bank originated $12.9 million in mortgages, including approximately $6.2 million for a fee through a third party brokerage agreement. The Bank does not originate or hold any loans that would be considered sub-prime or Alt-A, and does not generally originate mortgages outside of its primary market area.

Residential real estate construction:  The largest component of this category represents loans to residential real estate developers ($7.2 million), while loans for individuals to construct personal residences totaled $890 thousand at September  30, 2015.  The Bank’s exposure to residential construction loans is concentrated primarily in south central Pennsylvania.

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

Commercial loans and commercial real estate: Loans in this category include commercial, industrial, farm, agricultural, land development and municipal government loans. Collateral for these loans may include commercial real estate, farm real estate, equipment or other business assets. Total commercial real estate loans increased to $337.6 million from $326.5 million at the end of 2014. The largest sectors (by collateral) in the commercial real estate category are: office buildings ($45.2 million), land development ($43.0 million), hotels and motels ($40.9 million), farm land ($31.8 million), and apartment units ($31.3 million). Commercial loans increased $28.7 million compared to year end, with increases in commercial and industrial loans ($15.6 million) and municipal loans ($20.6 million), offset by a payoff of $8.5 million from one borrower.  The Bank booked $119.5 million of new commercial loans in the first nine months of 2015, but had unexpected pay-offs of $25.7 million from three large commercial loans. The largest sectors (by industry) in the commercial loan category are: retail trade ($73.6 million), construction ($53.3 million), food services ($47.4 million), manufacturing ($39.9 million) and utilities ($36.8 million).  The Bank is very active in its market in pursuing commercial lending opportunities, but supplements in-market growth with purchased loan participations. The Bank purchases commercial loan participations in an effort to increase its commercial lending and diversify its loan mix, both geographically and by industry sector.  Purchased loans are originated primarily within the south central Pennsylvania market and are purchased from only a few select counter parties. These loans usually represent an opportunity to participate in larger credits that are not available in market, with the benefit of lower origination and servicing costs.  For the first nine months of 2015, the Bank purchased $38.0 million of loan participations and commitments.  At September 30, 2015, the Bank held $139.0 million in purchased loan participations in its portfolio.

Consumer loans decreased $880 thousand due primarily to regular payments and maturities.  The Bank believes the consumer portfolio will continue to run-down, as consumers are unwilling to increase their debt and nearly all consumer auto financing has shifted to dealer financing.

The following table presents a summary of loans outstanding, by primary collateral as of:

			Change
(Dollars in thousands)	September 30, 2015	December 31, 2014	Amount	%
Residential Real Estate 1-4 Family
Consumer first liens	$104,881	$105,014	$(133)	(0.1)
Commercial first lien	58,083	56,300	1,783	3.2
Total first liens	162,964	161,314	1,650	1.0

Consumer junior liens and lines of credit	43,024	38,132	4,892	12.8
Commercial junior liens and lines of credit	6,014	5,663	351	6.2
Total junior liens and lines of credit	49,038	43,795	5,243	12.0
Total residential real estate 1-4 family	212,002	205,109	6,893	3.4

Residential real estate - construction
Consumer	890	1,627	(737)	(45.3)
Commercial	7,155	8,088	(933)	(11.5)
Total residential real estate construction	8,045	9,715	(1,670)	(17.2)

Commercial real estate	337,597	326,482	11,115	3.4
Commercial	207,757	179,071	28,686	16.0
Total commercial	545,354	505,553	39,801	7.9

Consumer	5,274	6,154	(880)	(14.3)
	770,675	726,531	44,144	6.1
Less: Allowance for loan losses	(9,873)	(9,111)	(762)	(8.4)
Net Loans	$760,802	$717,420	$43,382	6.0

Included in the loan balances are the following:
Net unamortized deferred loan fees (costs)	$318	$(76)

Loans pledged as collateral for borrowings and commitments from:
FHLB	$641,496	$602,633
Federal Reserve Bank	48,554	56,367
	$690,050	$659,000

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

Watch list loans exhibit financial weaknesses that increase the potential risk of default or loss to the Bank. However, inclusion on the watch list, does not by itself, mean a loss is certain. The watch list includes both performing and nonperforming loans. Watch list loans totaled $29.7 million at quarter-end, an improvement from $40.5 million at the prior year-end. The watch list is comprised of $10.6 million rated 6 and $19.2 million rated 7. The Bank has no loans rated 8-doubtful or 9-loss.  The credit composition of the portfolio, by primary collateral is shown in Note 7 of the accompanying financial statements. Included in the substandard loan total is $5.7 million of nonaccrual loans. The Bank’s Loan Management Committee reviews these loans and risk ratings on a quarterly basis in order to proactively identify and manage problem loans. In addition, a committee meets monthly to discuss possible workout strategies for OREO and all credits rated 7 or worse. Management also tracks other commercial loan risk measurements including high loan to value loans, concentrations, participations and policy exceptions and reports these to the Credit Risk Oversight Committee of the Board of Directors. The Bank also uses a third-party consultant to assist with internal loan review with a goal of reviewing 60% of commercial loans each year. The FDIC defines certain supervisory loan-to-value lending limits.  The Bank’s internal loan–to-value limits are all equal to, or have a lower loan-to-value limit, than the supervisory limits.  At September 30, 2015, the Bank had loans of $27.5 million that exceeded the supervisory limit.

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

Loan quality, as measured by the balance of nonperforming loans, is improving from year-end and the performance ratios related to nonperforming loans have also improved. The decline in nonaccrual loans occurred primarily in the commercial real estate category with $3.0 million moving to other real estate owned. The following table presents a summary of nonperforming assets:

(Dollars in thousands)	September 30, 2015	December 31, 2014

Nonaccrual loans
Residential Real Estate 1-4 Family
First liens	$862	$1,124
Junior liens and lines of credit	116	169
Total	978	1,293
Residential real estate - construction	507	931
Commercial real estate	3,811	8,430
Commercial	373	1,637
Total nonaccrual loans	5,669	12,291

Loans past due 90 days or more and not included above
Residential Real Estate 1-4 Family
First liens	427	165
Junior liens and lines of credit	64	-
Total	491	165
Commercial real estate	-	140
Consumer	3	17
Total loans past due 90 days or more and still accruing	494	322

Total nonperforming loans	6,163	12,613

Other real estate owned	6,807	3,666
Total nonperforming assets	$12,970	$16,279

Nonperforming loans to total gross loans	0.80%	1.74%
Nonperforming assets to total assets	1.25%	1.63%
Allowance for loan losses to nonperforming loans	160.20%	72.23%

The following table identifies the most significant loans in nonaccrual status. These four nonaccrual loans account for 81% of the total nonaccrual balance. The table also indicates those significant nonaccrual loans that are classified as troubled debt restructurings (TDR). A TDR loan is maintained on nonaccrual status until a satisfactory repayment history is established.  All loans on the watch list that are not on nonaccrual or past due 90 days more are considered potential problem loans. Potential problem loans at September 30, 2015 totaled $24.1 million compared to $27.8 million at year-end 2014.

		ALL	Nonaccrual	TDR			Last
(Dollars in thousands)	Balance	Reserve	Date	Status	Collateral	Location	Appraisal(1)

Credit 1 - Residential real estate and commercial real estate	540	-	Aug-11	N	1st lien on commercial and residential properties and 70 acres of farmland	PA	Nov-14	$880

Credit 2 - Residential real estate	1,903	-	Mar-12	Y	1st and 2nd liens on commercial real estate, residential real estate and business assets	PA	Oct-14	$3,895

Credit 3 - Commercial real estate	1,451	-	Dec-14	N	Hotel and entertainment complex	PA	Feb-15	$4,000

Credit 4 - Commercial real estate	655	-	Mar-14	N	1st lien on commercial real estate	PA	Jun-13	$1,550

	$4,549	$-

(1) Appraisal value, as reported, does not reflect the pay-off of any senior liens or the cost to liquidate the collateral, but does reflect only the Bank’s share of the collateral if it is a participated loan.

Credit 1 has sold another piece of real estate and the Bank received a pay down of $158 thousand during the third quarter of 2015.  The remaining balance is expected to be restructured into a new loan.  Credit 2 is a TDR that is performing in accordance with the modified terms. Credit 3 is a hotel and entertainment complex being operated as part of an estate liquidation and is currently listed for sale.  Credit 4 did not comply with a forbearance agreement and is scheduled for foreclosure in the fourth quarter of 2015.

In addition to monitoring nonaccrual loans, the Bank also closely monitors impaired loans and troubled debt restructurings (TDR).  A loan is considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all interest and principal payments due according to the originally contracted terms of the loan agreement.  Nonaccrual loans and TDR loans are always considered impaired. For impaired commercial loans with balances less than $250 thousand and all consumer purpose loans, a specific reserve analysis is not performed and these loans are added to the general allocation pool. In accordance with financial accounting standards, TDR loans are always considered impaired until they are paid off.  However, an impaired TDR loan can be a performing loan. Impaired loans totaled $17.3 million at quarter-end compared to $26.6 million at year-end 2014. Included in the impaired loan total is $11.3 million of accruing TDR loans and $2.1 million of nonaccrual TDR loans. Note 7 of the accompanying financial statements provides additional information on the composition of the impaired loans, including the allowance for loan loss that has been established for impaired loans.

A loan is considered a troubled debt restructuring (TDR) if the creditor (the Bank), for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. These concessions may include lowering the rate, extending the maturity, reamortization of the payment, or a combination of multiple concessions.   The Bank reviews all loans rated 6 or worse when it is providing a loan restructure, modification or new credit facility to determine if the action is a TDR.  If a TDR loan is placed on nonaccrual status, it remains on nonaccrual status for at least six months to ensure performance. All TDR loans are in compliance with their modified terms. During the third quarter of 2015, two TDR loans for approximately $3.1 million paid off.  See Note 7 in the accompanying financial statements for a note that identifies TDR loans in the portfolio.

The Bank holds $6.8 million of other real estate owned (OREO), comprised of eight properties compared to $3.7 million and five properties at December 31, 2014.  The most significant OREO holdings are listed in the table below. The appraised value for Property 2 reflects the commercial and industrial development potential of the property, which is the most likely use for the property. At December 31, 2014, the Bank reported this property with an “as is” valuation. Property 2 was written down by $250 thousand during the quarter. Property 3 was added to OREO during the third quarter of 2015.  During 2015, the Bank has incurred a net loss of $218 thousand on the sale and write-down of OREO and an expense of $91 thousand to hold and maintain OREO.

The following table provides additional information on significant other real estate owned properties:

September 30, 2015

(Dollars in thousands)	Date
	Acquired	Balance	Collateral	Location	Last Appraisal

Property 1	2011	$488	unimproved real estate for residential development	PA	Jan-15	$585

Property 2	2012	2,758	1st, 2nd, and 3rd liens residential development land - four tracts with 196 acres	PA	Apr-14	$6,586

Property 3	2015	3,039	1st lien on 90 acres undeveloped commercial real estate	PA	Nov-14	$5,686

		$6,285

At September 30, 2015, the Bank had $61 thousand of residential properties in the process of foreclosure compared to $763 thousand at the end of 2014.

Allowance for Loan Losses:

Management performs a quarterly evaluation of the adequacy of the allowance for loan losses (ALL). The ALL is determined by segmenting the loan portfolio based on the loan’s collateral. The Bank further classifies the portfolio based on the primary purpose of the loan, either consumer or commercial.  When calculating the ALL, consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, historical charge-offs, the adequacy of the underlying collateral (if collateral dependent) and other relevant factors. The Bank begins enhanced monitoring of all loans rated 6 (OAEM) or worse, and obtains a new appraisal or asset valuation for any loan rated 7 (substandard) or worse. Management, at its discretion, may determine that additional adjustments to the appraisal or valuation are required.  Valuation adjustments will be made as necessary based on factors, including, but not limited to: the economy, deferred maintenance, industry, type of property/equipment, age of the appraisal, etc. and the knowledge Management has about a particular situation. In addition, the cost to sell or liquidate the collateral is also estimated and deducted from the valuation in order to determine the net realizable value to the Bank. When determining the allowance for loan losses, certain factors involved in the evaluation are inherently subjective and require material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans. Management monitors the adequacy of the allowance for loan losses on an ongoing basis and reports its adequacy quarterly to the Credit Risk Oversight Committee of the Board of Directors. Management believes that the allowance for loan losses at September 30, 2015 is adequate.

The analysis for determining the ALL is consistent with guidance set forth in generally accepted accounting principles (GAAP) and the Interagency Policy Statement on the Allowance for Loan and Lease Losses. The analysis has two components, specific and general allocations. The specific component addresses specific reserves established for impaired loans. A loan is considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all interest and principal payments due according to the originally contracted terms of the loan agreement.  Collateral values discounted for market conditions and selling costs are used to establish specific allocations for impaired loans. It is possible that as a result of the credit analysis, a specific reserve is not required for an impaired loan. For impaired commercial loans with balances less than $250 thousand and all consumer purpose loans, a specific reserve analysis is not performed and these loans are added to the general allocation pool. At September 30, 2015, impaired loans totaled $17.3 million compared to $26.6 million at year-end 2014. Included in the September impaired loan total is one loan of with a specific reserve of $9 thousand.  The specific reserve has decreased $222 thousand since year-end, primarily as the result of a second quarter charge-off of $200 thousand on a large nonaccrual loan that eliminated the $162 thousand specific reserve on this credit at December 31, 2014. This loan was then paid off. Note 7 in the accompanying financial statements provide additional information about the ALL established for impaired loans.

The general allocation component addresses the reserves established for pools of homogenous loans. The general component includes a quantitative and qualitative analysis. When calculating the general allocation, the Bank segregates its loan portfolio into the following sectors based primarily on the type of supporting collateral:  residential real estate, commercial, industrial or agricultural real estate; commercial and industrial (C&I non-real estate), and consumer.  The residential real estate sector is further segregated by first lien loans, junior liens and home equity products, and residential real estate construction. The quantitative analysis uses the Bank’s twenty quarter rolling historical loan loss experience adjusted for factors derived from current economic and market conditions that have been determined to have an effect on the probability and magnitude of a loss. Prior to March 31, 2015, the Bank was using an eight quarter rolling history for the quantitative analysis. The change to a longer historical period is based upon improving charge-offs and a more stable and slowly improving economy.   As credit quality improved the Bank began to see lower charge-offs.  The Bank believes that an eight quarter historical period presented the loss history during a very favorable period and it may not accurately reflect historical trends.  It believes that a twenty quarter period covers a longer economic cycle and more accurately reflects its loss history and therefore is a more appropriate factor for calculating the general reserve in the current environment.  The historical loss experience resulted in a general allocation of $9.9 million (1.27% of gross loans) compared to $8.9 million (1.00% of gross loans) at December 31, 2014.  The Bank has $1.2 million of its general ALL allocation designated as an unallocated allowance. The qualitative analysis utilizes a risk matrix that incorporates qualitative and environmental factors such as: loan volume, management, loan review process, credit concentrations, competition, and legal and regulatory issues. These factors are each risk rated from minimal to high risk and in total can add up to a maximum qualitative factor of 37.5 basis points. At quarter-end, this factor was 21.5 basis points unchanged from year-end 2014.  These factors are determined on the basis of Management’s observation, judgment and experience.

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

The following table shows the loans that were evaluated for the allowance for loan losses under a specific reserve (individually) and those that were evaluated under a general reserve (collectively), and the amount of the allowance established in each loan class as of September  30, 2015 and December 31, 2014:

	Residential Real Estate
	1-4 Family		Residential
		Junior Liens &	Real Estate	Commercial
(Dollars in thousands)	First Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Total

September 30, 2015
Loans evaluated for allowance:
Individually	$942	$51	$507	$14,523	$231	$-	$16,254
Collectively	162,022	48,987	7,538	323,074	207,526	5,274	754,421
Total	$162,964	$49,038	$8,045	$337,597	$207,757	$5,274	$770,675

Allowance established for loans evaluated:
Individually	$-	$-	$-	$-	$9	$-	$9
Collectively	1,251	375	209	6,073	1,844	112	9,864
Allowance at September 30, 2015	$1,251	$375	$209	$6,073	$1,853	$112	$9,873

December 31, 2014
Loans evaluated for allowance:
Individually	$1,171	$51	$931	$22,307	$1,298	$-	$25,758
Collectively	160,143	43,744	8,784	304,175	177,773	6,154	700,773
Total	$161,314	$43,795	$9,715	$326,482	$179,071	$6,154	$726,531

Allowance established for loans evaluated:
Individually	$-	$-	$-	$60	$171	$-	$231
Collectively	1,225	334	226	5,357	1,602	136	8,880
Allowance at December 31, 2014	$1,225	$334	$226	$5,417	$1,773	$136	$9,111

During the first nine months of 2015, the Bank recorded $1.0 million for the loan loss provision expense, $571 thousand more than the same period in 2014, due to increased loan growth.  For the third quarter of 2015, the provision expense was $400 thousand compared to $0 for the same quarter of 2014.

Charged-off loans usually result from: (1) a borrower being legally relieved of loan repayment responsibility through bankruptcy, (2) insufficient collateral sale proceeds to repay a loan; or (3) the borrower and/or guarantor does not own other assets that, if sold, would generate sufficient sale proceeds to repay a loan. The Bank recorded net loan charge-offs of $273 thousand for the nine months of 2015.

The following table presents an analysis of the allowance for loan losses for the periods ended:

	Residential Real Estate
	1-4 Family		Residential
		Junior Liens &	Real Estate	Commercial
(Dollars in thousands)	First Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Total

Allowance at June 30, 2015	$1,293	$359	$220	$5,686	$1,771	$121	$9,450
Charge-offs	-	-	-	-	(51)	(71)	(122)
Recoveries	1	-	18	-	104	22	145
Provision	(43)	16	(29)	387	29	40	400
Allowance at September 30, 2015	$1,251	$375	$209	$6,073	$1,853	$112	$9,873

Allowance at December 31, 2014	$1,225	$334	$226	$5,417	$1,773	$136	$9,111
Charge-offs	(43)	-	(21)	-	(269)	(149)	(482)
Recoveries	4	-	18	14	118	55	209
Provision	65	41	(14)	642	231	70	1,035
Allowance at September 30, 2015	$1,251	$375	$209	$6,073	$1,853	$112	$9,873

	Nine months ended	Year ended	Nine months ended
	September 30, 2015	December 31, 2014	September 30, 2014
Net loans charged-off as a percentage of average gross loans	0.05%	0.19%	0.22%
Net loans charged-off as a percentage of the provision for loan losses	26.38%	177.36%	265.30%
Allowance as a percentage of loans	1.28%	1.25%	1.22%
Net charge-offs	$273	$1,355	$1,231

Deposits:

Total deposits increased $36.3 million during the first nine months of 2015 to $917.4 million. Non-interest bearing deposits increased $14.7 million, while savings and interest-bearing checking increased $30.7 million and time deposits decreased $9.1 million. The increase in non-interest bearing checking accounts occurred primarily in retail checking accounts ($5.6 million) and state/municipal checking accounts ($4.1 million). Interest bearing checking increased by $29.6 million, primarily from commercial deposits.  The Bank’s Money Management product decreased to $384.3 million from $388.0 million.  Retail money management accounts increased $1.9 million, but were offset by a decrease of $5.9 million in commercial money management accounts.  Retail time deposits decreased since year-end, as customers moved funds to more liquid accounts.  As of September  30, 2015, the Bank had $3.4 million in CDARS reciprocal time deposits included in brokered time deposits.

			Change
(Dollars in thousands)	September 30, 2015	December 31, 2014	Amount	%
Noninterest-bearing checking	$151,603	$136,910	$14,693	10.7

Interest-bearing checking	224,559	194,992	29,567	15.2
Money management	384,255	388,043	(3,788)	(1.0)
Savings	67,525	62,637	4,888	7.8
Total interest-bearing checking and savings	676,339	645,672	30,667	4.7

Retail time deposits	86,144	92,973	(6,829)	(7.3)
Brokered time deposits	3,361	5,626	(2,265)	(40.3)
Total time deposits	89,505	98,599	(9,094)	(9.2)
Total deposits	$917,447	$881,181	$36,266	4.1

Overdrawn deposit accounts reclassified as loans	$223	$138

Borrowings:

The Corporation had short-term borrowings of $3.5 million and no long-term borrowings at September 30, 2015.

Shareholders’ Equity:

Total shareholders’ equity increased $6.6 million to $110.1 million at September  30, 2015, compared to $103.5 million at the end of 2014.  The increase in retained earnings from the Corporation’s net income of $7.9 million was partially offset by the cash dividend of $2.3 million. The Corporation’s dividend payout ratio is 29.4% for the first nine months of 2015 compared to 32.5% in 2014.

As part of its quarterly dividend decision, the Corporation considers current and future income projections, dividend yield, payout ratio, and current and future capital ratios. Year-to-date, the Corporation paid dividends of $0.55 per share, compared to $.051 for the same period in 2014, a 7.8% increase.  For the third quarter of 2015, the Corporation paid a $.19 per share dividend, compared to $.17 paid in the third quarter of 2014. On October 22, 2015 the Board of Directors declared a $0.19 per share regular quarterly dividend for the fourth quarter of 2015, which will be paid on November August 25, 2015.

In addition, the Corporation considers how dividend decisions may affect the Dividend Reinvestment Plan (DRIP), which has raised $869 thousand in new capital this year with 36,608 new shares purchased.  The Corporation continually explores other sources of capital as part of its capital management plan for the Corporation and the Bank.  The Corporation did not repurchase any shares of the Corporation’s common stock during the first nine months of 2015.

Capital adequacy is currently defined by regulatory agencies through the use of several minimum required ratios.  In July 2013, Federal Banking regulators approved the final rules from the Basel Committee on Banking Supervision for the regulation of capital requirements for U.S. Banks, generally referred to as “Basel III.”  Basel III imposes significantly higher capital requirements and more restrictive leverage and liquidity ratios than those in place at the end of 2014.  The capital ratios to be considered “well capitalized” under Basel III are: common equity tier 1 of 6.5%, Tier 1 leverage of 5%, Tier 1 risk-based capital of 8%, and Total Risk-Based capital of 10%.  The common equity tier 1 ratio is a new capital ratio under Basel III.  Common equity consists of common stock, additional paid-in capital and retained earnings.  The Tier 1 risk-based capital ratio of 8% has been increased from 6%.  The new rule also includes a provision for banks to make a one-time irrevocable choice to exclude accumulated other comprehensive income (AOCI) from its common equity Tier 1 capital.  The Bank elected to exclude AOCI from the capital calculation with its March 31, 2015 regulatory filing.  In addition, a capital conservation buffer will be required to be maintained above the minimum capital ratios to avoid any capital distribution restrictions.  The capital conservation buffer will be phased in from 0% in 2015 to 2.5% in 2019.  The Basel III capital rules took effect for the Corporation and the Bank on January 1, 2015.  At September  30, 2015, the Corporation and the Bank were both well capitalized as defined by the banking regulatory agencies.

The following table summarizes regulatory capital information as of September 30, 2015 and December 31, 2014 on a consolidated basis and for the Bank, as defined.  Regulatory capital ratios for September 30, 2015 were calculated in accordance with the Basel III rules, whereas the December 31, 2015 regulatory ratios were calculated in accordance with Basel I rules.  The minimum regulatory ratios shown below define capital levels under Basel III rules.

			Regulatory Ratios
			Adequately	Well
			Capitalized	Capitalized
(Dollars in thousands)	September 30, 2015	December 31, 2014	Minimum	Minimum

Common Equity Tier 1 Risk-based Capital Ratio (1)
Franklin Financial Services Corporation	14.44%	N/A	4.50%	N/A
Farmers & Merchants Trust Company	14.40%	N/A	4.50%	6.50%

Tier 1 Risk-based Capital Ratio (2)
Franklin Financial Services Corporation	14.44%	14.19%	6.00%	N/A
Farmers & Merchants Trust Company	14.40%	13.96%	6.00%	8.00%

Total Risk-based Capital Ratio (3)
Franklin Financial Services Corporation	15.69%	15.49%	8.00%	N/A
Farmers & Merchants Trust Company	15.66%	15.26%	8.00%	10.00%

Tier 1 Leverage Ratio (4)
Franklin Financial Services Corporation	10.33%	9.69%	4.00%	N/A
Farmers & Merchants Trust Company	10.17%	9.55%	4.00%	5.00%

(1) Common equity Tier 1 capital/ total risk-weighted assets (2) Tier 1 capital / total risk-weighted assets
(3) Total risk-based capital / total risk-weighted assets, (4) Tier 1 capital / average quarterly assets

Economy

The Corporation’s primary market area includes Franklin, Fulton, Cumberland and Huntingdon County, PA.  This area is diverse in demographic and economic makeup.  County populations range from a low of approximately 14,000 in Fulton County to over 220,000 in Cumberland County. Unemployment in the Bank’s market area has remained virtually unchanged over the past year and ranges from a low of 4.6% in Cumberland County to high of 7.1% in Huntingdon County.  The market area has a diverse economic base and local industries include, warehousing, truck & rail shipping centers, light and heavy manufacturers, health-care, higher education institutions, farming and agriculture, and a varied service sector.  The Corporation’s primary market area is located in south central Pennsylvania and provides easy access to the major metropolitan markets on the east coast via trucking and rail transportation. Because of this, warehousing and distribution companies continue to find the area attractive. The local economy is not overly dependent on any one industry or business and Management believes that the Bank’s primary market area continues to be well suited for growth as the recession eases.

The following provides selected economic data for the Bank’s primary market:

Economic Data

	September 30, 2015	December 31, 2014
Unemployment Rate (seasonally adjusted)
Market area range (1)	4.6% - 7.1%	3.6% - 5.8%
Pennsylvania	5.4%	5.1%
United States	5.1%	5.8%

Housing Price Index - year over year change
PA, nonmetropolitan statistical area	2.8%	0.5%
United States	5.2%	5.7%

Franklin County Building Permits - year over year change
Residential, estimated	-1.5%	32.7%
Multifamily, estimated	67.2%	157.8%

(1) Franklin, Cumberland, Fulton and Huntingdon Counties

Unlike many companies, the assets and liabilities of the Corporation are financial in nature. As such, interest rates and changes in interest rates may have a more significant effect on the Corporation’s financial results than on other types of industries. Because of this, the Corporation watches the actions of the Federal Reserve Open Market Committee (FOMC) as it makes decisions about interest rate changes. The FOMC continues to hold short-term rates at historic lows.  It continues to monitor employment and inflation data as it considers the timing of an increase in the Fed Funds rate.  Many analysts believe that the FOMC might increase rates in December 2015.

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

Historically, the Corporation has satisfied its liquidity needs from earnings, repayment of loans and amortizing investment securities, maturing investment securities, loan` sales, deposit growth and its ability to access existing lines of credit.  All investment securities are classified as available for sale; therefore, securities that are not pledged as collateral for borrowings are an additional source of readily available liquidity, either by selling the security or, more preferably, to provide collateral for additional borrowing. At September 30, 2015, the Bank had approximately $79.6 million (fair value) in its investment portfolio pledged as collateral for deposits.  Another source of available liquidity for the Bank is a line of credit with the FHLB.  At September  30, 2015, the Bank had approximately $35 million available on this line of credit and $16.0 million of unsecured lines of credit at correspondent banks. At  September  30, 2015, the Bank had an excess borrowing capacity at FHLB of $246.6 million, which includes the amount available on the line of credit.  The Bank has established credit at the Federal Reserve Discount Window and as of quarter-end had the ability to borrow approximately $26 million.

Off Balance Sheet Commitments

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk.  These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments.  Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation.  Unused commitments and standby letters of credit totaled $275.5 million and $248.3 million, respectively, at September  30, 2015 and December 31, 2014.

The Corporation has entered into various contractual obligations to make future payments.  These obligations include time deposits, long-term debt, operating leases, deferred compensation and pension payments.  These amounts have not changed materially from those reported in the Corporation’s 2014 Annual Report on Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the Corporation’s exposure to market risk during the nine months ended September  30, 2015. For more information on market risk refer to the Corporation’s 2014 Annual Report on Form 10-K.

Item 4.  Controls and Procedures

Evaluation of Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that as of September  30, 2015, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in the Corporation’s internal control over financial reporting during the quarterly period ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

Item 1A. Risk Factors

There were no material changes in the Corporation’s risk factors during the nine months ended September  30, 2015. For more information, refer to the Corporation’s 2014 Annual Report on Form 10-K.

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

Franklin Financial Services Corporation

November 9, 2015	/s/ William E. Snell, Jr
William E. Snell, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

November 9, 2015	/s/ Mark R. Hollar
Mark R. Hollar
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)