Form 10-K
period 2015-12-31
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2016-03-09
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes ☐  No ☒

The aggregate market value of the 3,957,818 shares of the Registrant's common stock held by nonaffiliates of the Registrant as of June 30, 2015 based on the price of such shares was $97,164,432.

There were 4,289,124 outstanding shares of the Registrant's common stock as of February 29, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive annual proxy statement to be filed, pursuant to Reg. 14A within 120 days after December 31, 2015, are incorporated into Part III.

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

The Corporation’s common stock is thinly traded in the over-the-counter market.  The Corporation’s stock is listed under the symbol “FRAF” www.otcmarkets.com/stock/FRAF/quote)  on the OTCQX Market Tier of the OTC Markets. The Corporation’s Internet address is www.franklinfin.com.  Electronic copies of the Corporation’s 2015 Annual Report on Form 10-K are available free of charge by visiting the “Investor Information” section of www.franklinfin.com.  Electronic copies of quarterly reports on Form 10-Q and current reports on Form 8-K are also available at this Internet address.  These reports are posted as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission (SEC).

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

Commercial and agricultural real estate loans are secured by properties such as hotels, office buildings, apartment buildings, retail sites, and farmland or agricultural related properties. These loans are highly dependent on the business operations for repayment. Compared to residential real estate, this collateral may be more difficult to sell in the event of a delinquency.

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

Consumer loans are comprised of installment and unsecured personal lines of credit.  While some of these loans are secured, the collateral behind the loans is often comprised of assets that lose value quickly (e.g. automobiles) and if repossessed, may not fully satisfy the loan in the event of default. Repayment of these loans is highly dependent on the borrowers’ financial condition that can be affected by economic factors beyond their control and personal circumstances.

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

Competition

The Corporation and its banking subsidiary operate in a highly competitive environment. The principal market of F&M Trust is in south central Pennsylvania, primarily the counties of Franklin, Cumberland, Fulton and Huntingdon. There are 24 competing commercial banks that have offices within the Corporation’s primary market area. These banks range from large regional banks to independent community banks.  In addition, credit unions, savings and loan associations, mortgage banks, brokerage firms and other competitors with only an Internet site are present in the market. The Bank has 22 community offices and approximately 11% of the total deposits in its market. The majority of the Bank’s loan and deposit customers are in Franklin County.  There are 6 commercial bank competitors in Franklin County and the Bank has approximately 31% of the Franklin County deposit market share. The Bank’s approximate deposit market share in other counties is: Fulton (35%), Cumberland (3%) and Huntingdon (2%).

Because of increasing competition, profit margins in the traditional banking business of lending and gathering deposits have declined and many nonbanking institutions offer services similar to those offered by the Bank. Some competitors have access to resources (e.g., financial and technological) that are unavailable to the Bank, thereby creating a competitive disadvantage for the Bank in terms of product, service pricing and delivery.  The Bank utilizes various strategies including its long history of local customer service and convenience as part of a relationship management culture, a wide variety of products and services and, to a lesser extent, the pricing of loans and deposits, to compete.  F&M Trust is the largest financial institution headquartered in Franklin County and had total assets of approximately $1.036 billion on December 31, 2015.

Staff

As of December 31, 2015, the Corporation and its banking subsidiary had 250 full-time equivalent employees.  The officers of the Corporation are employees of the Bank.  The Bank offers a 401(k) plan,  employee stock purchase plans and incentive compensation plans and employees are also provided with group life and health insurance.  Management considers employee relations to be excellent.

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

The Bank Holding Company Act prohibits the Corporation from acquiring direct or indirect control of more than 5% of the outstanding shares of any class of voting stock, or substantially all of the assets of any bank, or from merging or consolidating with another bank holding company, without prior approval of the Federal Reserve Board.  Additionally, the Bank Holding Company Act prohibits the Corporation from engaging in or from acquiring ownership or control of more than 5% of the outstanding shares of any class of voting stock of any company engaged in a non‑banking business, unless such business is determined by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto.  Federal law and Pennsylvania law also require persons or entities desiring to acquire certain levels of share ownership (generally, 10% or more, or 5% or more for another bank holding company) of the Corporation to first obtain prior approval from the Federal Reserve and the Pennsylvania Department of Banking and Securities.

As a Pennsylvania bank holding company for purposes of the Pennsylvania Banking Code, the Corporation is also subject to regulation and examination by the Pennsylvania Department of Banking and Securities.

The Bank is a state chartered bank that is not a member of the Federal Reserve System, and its deposits are insured (up to applicable limits) by the Federal Deposit Insurance Corporation (FDIC).  Accordingly, the Bank's primary federal regulator is the FDIC, and the Bank is subject to extensive regulation and examination by the FDIC and the Pennsylvania Department of Banking and Securities.  The Bank is also subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered.  The Bank is subject to extensive regulation and reporting requirements in a variety of areas, including helping to prevent money laundering, to preserve financial privacy, and to properly report late payments, defaults, and denials of loan applications.

Community Reinvestment Act

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

Capital Adequacy Guidelines

The Corporation, as a bank holding company, is required to comply with the capital adequacy standards established by Federal Reserve Board.  The Bank is required to comply with capital adequacy standards established by the FDIC. In addition, the Pennsylvania Department of Banking and Securities also requires state chartered banks to maintain minimum capital ratios, defined substantially the same as the federal regulations.

In July 2013, Federal banking regulators approved the final rules from the Basel Committee on Banking Supervision for the regulation of capital requirements for bank holding companies and U.S banks, generally referred to as “Basel III.” The Basel III standards were effective for the Corporation and the Bank, effective January 1, 2015 (subject to a phase-in period for certain provisions).  Basel III imposes significantly higher capital requirements and more restrictive leverage and liquidity ratios than those previously in place.  The capital ratios to be considered “well capitalized” under Basel III are: (1) Common Equity Tier1 (CET1) of 6.5%, (2) Tier 1 Leverage of 5%, (3)Tier 1 Risk-Based Capital of 8%, and (4) Total Risk-Based Capital of 10%.  The CET1 ratio is a new capital ratio under Basel III and the Tier 1 risk-based capital ratio of 8% has been increased from 6%. The rules also include changes in the risk weights of certain assets to better reflect credit and other risk exposures. In addition, a capital conservation buffer will be phased-in beginning January 1, 2016 at 0.125%, increasing each year until fully implemented in 2019 at 2.5% above the minimum capital ratios required to avoid any capital distribution restrictions. The capital conservation buffer will be applicable to all of the capital ratios except for the Tier1 Leverage ratio. When fully implemented, the capital conservation buffer will have the effect of increasing the minimum capital ratios by 2.5%.  As of December 31, 2015, the Bank was “well capitalized’ under the Basel III requirements and believes it would be “well capitalized” on a fully-phased in basis had such a requirement been in effect.  The minimum capital ratios (shown as “adequately capitalized”) and the “well capitalized” capital ratios are reported in Note 2 of the accompanying financial statements.

Prompt Corrective Action Rules

The federal banking agencies have regulations defining the levels at which an insured institution would be considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized."  The applicable federal bank regulator for a depository institution could, under certain circumstances, reclassify a "well‑capitalized" institution as "adequately capitalized" or require an "adequately capitalized" or "undercapitalized" institution to comply with supervisory actions as if it were in the next lower category.  Such a reclassification could be made if the regulatory agency determines that the institution is in an unsafe or unsound condition (which could include unsatisfactory examination ratings).  At December 31, 2015, the Corporation and the Bank each satisfied the criteria to be classified as "well capitalized" within the meaning of applicable regulations.

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

Consumer Laws and Regulations

In addition to the laws and regulations discussed herein, the Bank is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks.  While the list set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Real Estate Settlement and Procedures Act, the Fair Credit Reporting Act and the Federal Trade Commission Act, among others.  These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers.  The Bank must comply with the applicable provisions of these consumer protection laws and regulations as part of its ongoing customer relations.

Consumer Financial Protection Bureau

The Consumer Financial Protection Bureau (“CFPB”) was created under the Dodd-Frank Act to centralize responsibility for consumer financial protection with broad rulemaking, supervision, and enforcement authority for a wide range of consumer protection laws that would apply to all banks and thrifts, including the Equal Credit Opportunity Act, Truth in Lending Act (“TILA”), Real Estate Settlement Procedures Act (“RESPA”), Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act, and certain other statues.  It is likely that future CFPB rulemaking action will affect the Bank.  Banks with total assets less than $10 billion are not subject to examination by the CFPB.  However, the CFPB can require any bank to submit reports it deems necessary to fulfill its mission.

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

Commercial Real Estate Guidance

In December 2015, the federal banking agencies released a “Statement on Prudent Risk Management for Commercial Real Estate Lending” (the “CRE Statement”).  The agencies stated that financial institutions should review their policies and practices related to CRE lending and should maintain risk management practices and capital levels commensurate with the level and nature of their CRE concentration risk, including maintaining underwriting discipline and exercising prudent risk management practices that identify, measure, monitor and manage the risks arising from their CRI lending activity.  Financial institutions were directed to review the interagency guidance on “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” issued in 2006 providing that a financial institution is potentially exposed to significant CRE concentration risk, and should employ enhanced risk management practices where (1) total CRE loans represent 300% or more of total capital, and (2) the outstanding balance the CRE loan portfolio has increased by 50% or more during the prior 36 months.  The agencies state in the CRE statement that they will focus on those financial institutions that have recently experienced, or whose lending strategy plans for, substantial growth in CRE lending activity, or that operate in markets or loan segments with increasing growth or risk fundamentals.

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

FDIC Insurance

The Bank is a member of the Deposit Insurance Fund (DIF), which is administered by the FDIC. The FDIC insures deposit accounts at the Bank, generally up to a maximum of $250,000 for each separately insured depositor. The FDIC charges a premium to depository institutions for deposit insurance. This rate is based on the risk category of the institution and the total premium is based on average total assets less average tangible equity.  As of December 31, 2015, the Bank was in risk category 1 and its assessment rate was approximately 7 basis points of the assessment base. Dodd-Frank established a new minimum DIF ratio set at 1.35% of estimated insured deposits. The FDIC is required to attain this ratio by September 30, 2020 and its efforts to achieve this ratio could greatly influence future premium rates.

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

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature from 2017 to 2019. The Bank’s FICO assessment was approximately $54 thousand in 2015 and was included in FDIC insurance expense.

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

The Bank offers a variety of loan products, including residential mortgage, consumer, construction and commercial loans.  The Bank requires real estate as collateral for many of its loans. At December 31, 2015,  approximately 71% of its loans were secured by real estate.  Loans secured by real estate and the percent of the loan portfolio are reported in Table 15.    These real estate loans are located primarily in the Bank’s market area of south central Pennsylvania.  Real estate values tend to follow changes in general economic cycles. If a loan becomes delinquent as the result of an economic downturn and the Bank becomes dependent on the real estate collateral as a source of repayment, it is likely that the value of the real estate collateral has also declined.  A decline in real estate values means it is possible that the real estate collateral may be insufficient to cover the outstanding balance of a delinquent or foreclosed loan, resulting in a loss to the Bank. In addition, the real estate collateral is concentrated in a small market area of south central Pennsylvania. Localized events that affect real estate prices and collateral values could have a more negative affect on the Bank as compared to other competitors with a more geographically diverse portfolio.   As the Bank grows, it is expected that real estate secured loans will continue to comprise a significant part of its balance sheet. Risk of loan default is unavoidable in the banking industry, and Management tries to limit exposure to this risk by carefully monitoring the amount of loans in specific industries and by exercising prudent lending practices and securing appropriate collateral.  However, this risk cannot be eliminated and substantial credit losses could result in reduced earnings or losses.

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

The Bank’s lending limit is approximately $17.3 million.  Accordingly, the size of the loans that can be offered to customers is less than the size of loans that many of our competitors, with larger lending limits, can offer.  This limit affects the Bank’s ability to seek relationships with larger businesses in its market area.  Loan amounts in excess of the lending limits can be accommodated through the sale of participations in such loans to other banks.  However, there can be no assurance that the Bank will be successful in attracting or maintaining customers seeking larger loans or that it will be able to engage in participation of such loans or on terms favorable to the Bank.

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

Included in Other Properties are two properties used for operational support service for the Bank, three offices that were closed as part of a branch consolidation in January 2015 and one other property leased for future use. Of the three offices closed in 2015, two are listed for sale and the third is a leased property with the lease expiring in 2016.

Item 3.  Legal Proceedings

The nature of our business generates a certain amount of litigation involving matters arising in the ordinary course of business.  However, in Management’s opinion, there are no proceedings pending to which the Corporation is a party or to which our property is subject, which, if determined adversely to the Corporation, would be material.  In addition, no material proceedings are pending nor are known to be threatened or contemplated against us by governmental authorities.

Item 4.  Mine Safety Disclosures

Not Applicable

Part II

Item 5.  Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market and Dividend Information

The Corporation’s common stock is traded in the over-the-counter market.  It is quoted on the OTCQX Market Tier of the OTC Markets under the symbol “FRAF”  (www.otcmarkets.com/stock/FRAF/quote). The range of high and low prices is shown in the following table for the years 2015 and 2014, as well as cash dividends declared for those periods.  The closing price of Franklin Financial Services Corporation common stock recorded from an actual transaction on December 31, 2015 was $23.50.  The Corporation had 1,901 shareholders of record as of December 31, 2015.

Market and Dividend Information

	2015			2014
(Dollars per share)			Dividends			Dividends
	High	Low	Declared	High	Low	Declared
First quarter	$24.05	$21.00	$0.17	$18.75	$17.00	$0.17
Second quarter	26.01	23.00	0.19	20.25	17.75	0.17
Third quarter	24.60	21.50	0.19	21.75	19.26	0.17
Fourth quarter	24.50	22.90	0.19	23.50	20.50	0.17
			$0.74			$0.68

Restrictions on the Payment of Dividends

For limitations on the Corporation’s ability to pay dividends, see “Supervision and Regulation – Regulatory Restrictions on Dividends” in Item 1 above.

Securities Authorized for Issuance under Equity Compensation Plans

The information related to equity compensation plans is incorporated by reference to the materials set forth under the heading “ Executive Compensation – Compensation Tables” in the Corporation’s Proxy Statement for the 2016 Annual Meeting of Shareholders.

Common Stock Repurchases

The Corporation frequently authorizes the repurchase of its common stock through a stock repurchase plan.  There was no stock repurchase plan in place during 2015 under an approved repurchase plan.  The common shares of the Corporation are purchased in the open market or in privately negotiated transactions.  The Corporation uses the repurchased common stock (Treasury stock) for general corporate purposes including stock dividends and splits, employee benefit and executive compensation plans, and the dividend reinvestment plan. The Corporation did not repurchase any shares in 2015 or 2014.

Performance Graph

The following graph compares the cumulative total return to shareholders of Franklin Financial with the NASDAQ – Total U.S. Index (a broad market index prepared by the Center for Research in Security Prices at the University of Chicago Graduate School of Business), the SNL Northeast OTC-BB and Pink Banks Index, the SNL Mid-Atlantic Bank Index, and the SNL Mid-Atlantic Bank $1 billion - $2 billion asset size Index for the five year period ended December 31, 2015, in each case assuming an initial investment of $100 on December 31, 2010 and the reinvestment of all dividends. The Corporation believes that the two SNL Mid-Atlantic Bank Indexes represent a more appropriate peer group due to location and asset size than does the Northeast OTC-BB and Pink Banks Index. Accordingly, the Northeast OTC-BB and Pink Banks Index will be discontinued as a comparative index in the 2016 report.

	Period Ending
Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Franklin Financial Services Corporation	$100.00	$72.00	$86.24	$109.90	$146.51	$161.48
NASDAQ Composite	$100.00	$99.21	$116.82	$163.75	$188.03	$201.40
SNL Northeast OTC-BB & Pink Banks	$100.00	$97.89	$112.76	$133.11	$152.60	$161.17
SNL Mid-Atlantic Bank	$100.00	$75.13	$100.64	$135.65	$147.79	$153.33
SNL Mid-Atlantic Bank $1B - $2B	$100.00	$91.79	$107.73	$143.97	$155.10	$159.13

Shareholders’ Information

Dividend Reinvestment Plan:

Franklin Financial Services Corporation offers a dividend reinvestment program whereby shareholders of the Corporation’s common stock may reinvest their dividends, or make optional cash payments, to purchase additional shares of the Corporation.  Beneficial owners of shares of the Corporation’s common stock may participate in the program by making appropriate arrangements through their bank, broker or other nominee. Information concerning this optional program is available by contacting the Corporate Secretary at 20 South Main Street, P.O. Box 6010, Chambersburg, PA 17201-6010, telephone 717-264-6116.

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

Annual Meeting:

The Annual Shareholders’ Meeting will be held on Tuesday, April 26, 2016, at the Orchard Restaurant & Banquet Facility, 1580 Orchard Drive, Chambersburg, PA.  The Business Meeting will begin at 9:00 a.m. with breakfast provided.

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
P.O. Box 30170
College Station, TX 77842-3170
1-800-368-5948

Item 6.  Selected Financial Data

	Summary of Selected Financial Data for the Year Ended December 31
	2015	2014	2013	2012	2011
(Dollars in thousands, except per share)

Summary of Operations
Interest income	$34,615	$34,794	$36,042	$39,142	$41,791
Interest expense	2,371	3,180	4,378	6,890	9,154
Net interest income	32,244	31,614	31,664	32,252	32,637
Provision for loan losses	1,285	764	2,920	5,225	7,524
Net interest income after provision for loan losses	30,959	30,850	28,744	27,027	25,113
Noninterest income	12,652	11,131	10,033	9,883	10,200
Noninterest expense	31,136	31,573	31,250	31,033	28,333
Income before income taxes	12,475	10,408	7,527	5,877	6,980
Income tax	2,271	2,006	1,295	512	411
Net income	$10,204	$8,402	$6,232	$5,365	$6,569

Performance Measurements
Return on average assets	1.00%	0.83%	0.61%	0.51%	0.66%
Return on average equity	9.52%	8.44%	6.72%	6.00%	7.68%
Return on average tangible assets (1)	1.02%	0.87%	0.64%	0.55%	0.70%
Return on average tangible equity (1)	10.50%	9.72%	7.86%	7.14%	9.30%
Efficiency ratio (1)	67.39%	70.83%	72.01%	70.44%	63.46%
Net interest margin	3.59%	3.56%	3.47%	3.50%	3.73%
Current dividend yield	3.23%	3.09%	3.98%	4.86%	8.74%
Dividend payout ratio	30.76%	33.88%	45.09%	59.09%	65.05%

Shareholders' Value (per common share)
Diluted earnings per share	$2.40	$2.00	$1.51	$1.32	$1.66
Basic earnings per share	2.40	2.01	1.51	1.32	1.66
Regular cash dividends paid	0.74	0.68	0.68	0.78	1.08
Book value	26.05	24.54	22.88	22.31	21.67
Tangible book value (1)	23.94	22.36	20.55	19.84	19.04
Market value	23.50	22.00	17.10	14.00	12.35
Market value/book value ratio	90.25%	89.65%	74.74%	62.75%	56.99%
Price/earnings multiple	9.79	11.00	11.32	10.61	7.44

Balance Sheet Highlights
Total assets	$1,035,295	$1,001,448	$984,587	$1,027,363	$990,248
Investment securities	159,473	171,751	159,674	133,328	125,301
Loans, net	771,930	717,420	713,711	743,200	756,687
Deposits and customer repurchase agreements	918,512	890,260	869,558	916,649	841,089
Shareholders' equity	111,376	103,521	95,388	91,634	87,182

Safety and Soundness
Risk-based capital ratio (Total)	16.34%	15.49%	14.24%	12.60%	12.14%
Leverage ratio (Tier 1)	10.59%	9.69%	9.14%	8.29%	8.40%
Common equity ratio (Tier 1)	15.08%	-	-	-	-
Nonperforming loans/gross loans	0.73%	1.74%	3.49%	4.90%	2.94%
Nonperforming assets/total assets	1.18%	1.63%	3.04%	4.10%	2.60%
Allowance for loan losses as a % of loans	1.29%	1.25%	1.34%	1.38%	1.27%
Net charge-offs/average loans	0.04%	0.19%	0.49%	0.60%	0.86%

Trust assets under management (fair value)	$586,664	$605,796	$574,680	$520,434	$481,536

(1)

See the section titled “GAAP versus Non-GAAP Presentation” of the Application of Critical Accounting Policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Application of Critical Accounting Policies:

Disclosure of the Corporation’s significant accounting policies is included in Note 1 to the consolidated financial statements.  These policies are particularly sensitive requiring significant judgments, estimates and assumptions to be made by Management.  Senior management has discussed the development of such estimates, and related Management Discussion and Analysis disclosure, with the Audit Committee of the Board of Directors. The following accounting policies are identified by management to be critical to the results of operations:

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

Management monitors loan performance on a monthly basis and performs a quarterly evaluation of the adequacy of the allowance for loan losses.  Consideration is given to a variety of factors in establishing this estimate including, but not limited to: current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, borrowers’ actual or perceived financial and managerial strengths, the adequacy of the underlying collateral (if collateral dependent) and other relevant factors. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans.

The analysis has two components, specific and general allocations.  Expected cash flow or collateral values discounted for market conditions and selling costs are used to establish specific allocations.  The Bank’s historical loan loss experience and other qualitative factors derived from economic and market conditions are used to establish general allocations for the remainder of the portfolio.   The allowance for loan losses was $10.1 million at December 31, 2015.

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

The interest rate swap is recorded on the balance sheet at fair value as an asset or liability.  To the extent the swap is effective in accomplishing its objective, changes in the fair value are recorded in other comprehensive income.  To the extent the swap is not effective, changes in fair value are recorded in interest expense.  Cash flow hedges are determined to be highly effective when the Bank achieves offsetting changes in the cash flows of the risk being hedged.  The Bank measures the effectiveness of the hedges on a quarterly basis and it has determined the hedges are highly effective.  Fair value is heavily dependent upon the market’s expectations for interest rates over the remaining term of the swaps.  The final swap transaction matured in 2015.

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

Other-Than-Temporary Investment Impairment – Investment securities are written down to their net realizable value when there is impairment in value that is considered to be “other-than-temporary.”  The determination of whether or not “other-than-temporary” impairment exists is a matter of judgment.  Management reviews investment securities regularly for possible impairment that is “other-than-temporary” by analyzing the facts and circumstances of each investment and the expectations for that investment’s performance.  “Other-than-temporary” impairment in the value of an investment may be indicated by the length of time and the extent to which market value has been less than cost; the financial condition and near term prospects of the issuer; and whether the Corporation has the intent to sell or is likely to be forced to sell the investment prior to any anticipated recovery in market value.

GAAP versus non-GAAP Presentations – The Corporation supplements its traditional GAAP measurements with certain non-GAAP measurements to evaluate its performance and to eliminate the effect of intangible assets.  By eliminating intangible assets, the Corporation believes it presents a measurement that is comparable to companies that have no intangible assets or to companies that have eliminated intangible assets in similar calculations. However, not all companies may use the same calculation method for each measurement. The non-GAAP measurements are not intended to be used as a substitute for the related GAAP measurements. The following table shows the calculation of the non-GAAP measurements.

(Dollars in thousands, except per share)	For the Year Ended December 31
	2015	2014	2013	2012	2011
Return on Average Tangible Assets (non-GAAP)
Net income	$10,204	$8,402	$6,232	$5,365	$6,569
Plus intangible amortization (net of tax)	119	341	281	287	294
Net income (non-GAAP)	10,323	8,743	6,513	5,652	6,863

Average assets	1,021,275	1,015,995	1,029,895	1,041,816	991,866
Less average intangible assets	(9,066)	(9,516)	(9,937)	(10,368)	(10,805)
Average assets (non-GAAP)	1,012,209	1,006,479	1,019,958	1,031,448	981,061

Return on average tangible assets (non-GAAP)	1.02%	0.87%	0.64%	0.55%	0.70%

Return on Tangible Equity (non-GAAP)
Net income	$10,204	$8,402	$6,232	$5,365	$6,569
Plus intangible amortization (net of tax)	119	341	281	287	294
Net income (non-GAAP)	10,323	8,743	6,513	5,652	6,863

Average shareholders' equity	107,175	99,512	92,786	89,551	85,572
Less average intangible assets	(9,066)	(9,516)	(9,937)	(10,368)	(10,805)
Average shareholders' equity (non-GAAP)	98,109	89,996	82,849	79,183	74,767

Return on average tangible equity (non-GAAP)	10.52%	9.72%	7.86%	7.14%	9.18%

Tangible Book Value (per share) (non-GAAP)
Shareholders' equity	$111,376	$103,521	$95,388	$91,634	$87,182
Less intangible assets	(9,016)	(9,197)	(9,714)	(10,139)	(10,574)
Shareholders' equity (non-GAAP)	102,360	94,324	85,674	81,495	76,608

Shares outstanding (000's)	4,276	4,218	4,169	4,107	4,023

Tangible book value (non-GAAP)	23.94	22.36	20.55	19.84	19.04

Efficiency Ratio
Noninterest expense	$31,136	$31,573	$31,250	$31,033	$28,333

Net interest income plus noninterest income	44,896	42,745	41,697	42,085	42,837
Plus tax equivalent adjustment to net interest income	2,023	1,978	1,596	1,683	1,730
Net securities gains (losses), and OTTI	(716)	(260)	42	56	83
Net interest income plus noninterest income	46,203	44,463	43,335	43,824	44,650

Efficiency ratio	67.39%	71.01%	72.11%	70.81%	63.46%

Results of Operations:

Management’s Overview

The following discussion and analysis is intended to assist the reader in reviewing the financial information presented and should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein.

Franklin Financial Services Corporation reported a 21.4% increase in net income for 2015. Net interest income increased $630 thousand over 2014 due to a small increase in earning assets, and an increase in the net interest margin, resulting from a .10% reduction in the cost of interest-bearing deposits. The provision for loan losses increased $521 thousand due to loan growth. Noninterest income increased nearly 14% ($1.5 million) in 2015 compared to 2014, with nearly every category of noninterest income showing an increase. Noninterest income was boosted by two non-recurring events (as discussed later) that increased non-interest income by $899, pre-tax.  Noninterest expense declined $437 thousand when compared to 2014.  Despite an increase in pre-tax income, the effective tax rate decreased from 2014 due to a $250 reduction of a deferred tax valuation allowance related to a capital loss.  Diluted earnings per share increased from $2.00 in 2014 to $2.40 in 2015. The Corporation declared and paid a dividend of $0.74 per share. The balance sheet grew by approximately $34 million fueled by strong loan growth in the second half of 2015, primarily in the commercial loan area. Deposits increased approximately $37 million due primarily to increases in checking accounts. Shareholders’ equity continued to increase during the year from retained earnings and investments from the dividend reinvestment plan. Other key performance measurements are presented in Item 6.

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

2015 versus 2014

Summary: Tax equivalent net interest income increased by only 2% (Table 1) in 2015 compared to 2014.  Interest income declined slightly; however, interest expense declined by $809 thousand thereby resulting in a $675 thousand increase in net interest income.  A reduction in interest expense and a larger benefit from tax-free income was sufficient to offset the reduction in interest income. Average interest earning assets increased during the year and the yield declined by .05%.  Average interest bearing liabilities declined and the cost of these funds fell by .10%.  Non-interest bearing balances help increase the net interest margin and the average balance of these accounts increased during 2015.  As a result, tax-equivalent net interest income increased $675 thousand and the net interest margin improved to 3.59% from 3.56% in 2014.

Assets:  Table 3 shows the average balance and yield on the major asset classes on the Corporation’s balance sheet. Total average interest-earning assets increased by approximately $9 million and the yield fell by .05%. The low interest rate environment that continued through 2015 continued to push asset yields down on both new assets and the repricing of existing assets.

Interest bearing balances held by the Corporation declined as money was put into the loan portfolio; however, the yield on these balances increased during 2015 as Bank owned short-term certificates of deposit (with higher rates) made up a greater percentage of the total balance in 2015 than in 2014.

The average balance of the investment portfolio increased slightly. As loan growth improved during the second half of 2015 investment cash-flow was reinvested into the loan portfolio. The Bank purchased $21.7 million of investment securities during 2015, primarily in mortgage-backed and municipal securities, but generated $30.1 million in cash flow from the portfolio. The yield on the portfolio declined by .08% year-over-year.

The average balance of the loan portfolio increased by approximately $15 million during 2015 as compared to 2014.  Commercial loans recorded the largest increase year-over-year. Commercial lending activity picked up in the second half of 2015 and the majority of the commercial loan growth occurred during this time period. The Bank was able to maintain the yield on this portfolio, down only a .03%, compared to a decline of .17% from 2013 to 2014. Residential mortgages declined during the year, but home equity balances increased during the year due primarily to a successful home equity line-of-credit promotion during the year.  Consumer loans declined again in 2015 and the Bank does not see this trend changing due to the highly competitive nature and ease of access to these loans from other sources. Approximately 85% of the commercial loan portfolio is variable rate with the majority of these loans tied to the prime rate. Until there is a significant increase in short-term rates, the yield on the commercial loan portfolio is unlikely to change significantly.

Liabilities: Table 3 shows the average balance and cost of the Bank’s interest-bearing liabilities. Average interest-bearing liabilities declined by $14.6 million in 2015.  This decline was driven primarily by a $10.8 million decrease in long-term debt as all of the Bank’s long-term debt matured in 2014. Time deposits (CDs) declined by approximately $14 million as consumers do not want to lock up their money for longer terms in this low rate environment. Interest-bearing checking increased by approximately $17 million, while the money management product declined by $ 2.8 million. Securities sold under a repurchase agreement was a product that has been discontinued and all accounts have been transitioned to a fully-insured interest-bearing checking product.

Table 2 shows the affect volume and rate had on the change in tax equivalent net interest income in 2015.

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

The average balance of the investment portfolio increased by approximately 12% during 2014 as short-term cash was moved to higher yielding assets.  The Bank purchased $41.2 million of securities during 2014, primarily in mortgage-backed and municipal securities. The yield on the portfolio improved by .23% as prepayment on mortgage backed securities slowed.

The average balance of the loan portfolio declined by approximately $5 million for 2014 as compared to the average balance for 2013.  Residential mortgage and home equity balances increased during the year, but these increases were not sufficient enough to offset the decline in commercial and consumer loans. Commercial lending continued to be very competitive in 2014, with a lot of low rate competition seeking out the best customers. The decline in the 2014 average commercial loan portfolio was driven by some accelerated payoffs at the end of 2013 and the beginning of 2014. However, from year-end 2013 to year-end 2014, the commercial loan portfolio increased. The average balance of the mortgage portfolio increased due to more refinancing activity during the year. Home equity production in 2014 was good, and was boosted by a low rate promotion. The average yield on the loan portfolio declined to 4.33% in 2014 from 4.54% in 2013. All categories, except consumer loans, experienced a lower yield in 2014

Liabilities: Table 3 shows the average balance and cost of the major interest-bearing liabilities classes on the Corporation’s balance sheet.  Average interest-bearing liabilities declined by $33.9 million in 2014.  This decline was driven primarily by a $41.5 million decrease in time deposits (CDs). The majority of the decline in CDs was a $23.2 million decrease in brokered CDs from maturities in 2013 that the Bank did not replace. Interest-bearing checking increased by approximately $31 million, fueled in part, by the Bank’s action to close its sweep repurchase product and move these accounts to a fully-insured interest-bearing checking product. As CDs mature, the cost of this product continues to decline and this contributed to a 14 basis point reduction in the cost of interest-bearing liabilities in 2014. Securities sold under a repurchase agreement declined for the reason discussed above.  Average long-term debt declined slightly, but by the end of 2014, the Bank had paid off all of its long-term debt.

Table 1. Net Interest Income

		Change			Change
(Dollars in thousands)	2015	$	%	2014	$	%	2013
Interest income	$34,615	$(179)	(0.5)	$34,794	$(1,248)	(3.5)	$36,042
Interest expense	2,371	(809)	(25.4)	3,180	(1,198)	(27.4)	4,378
Net interest income	32,244	630	2.0	31,614	(50)	(0.2)	31,664
Tax equivalent adjustment	2,023	45		1,978	382		1,596
Tax equivalent net interest income	$34,267	$675	2.0	$33,592	$332	1.0	$33,260

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

Table 2. Rate-Volume Analysis of Tax Equivalent Net Interest Income

	2015 Compared to 2014			2014 Compared to 2013
Increase (Decrease) due to:	Increase (Decrease) due to:			Increase (Decrease) due to:
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Interest-bearing obligations in other banks
and Federal funds sold	$(32)	$97	$65	$(96)	$65	$(31)
Investment securities:
Taxable	(148)	(88)	(236)	271	584	855
Nontaxable	373	(231)	142	214	(167)	47
Loans:
Commercial, industrial and agricultural	535	(157)	378	(351)	(1,001)	(1,352)
Residential mortgage	(83)	(56)	(139)	190	(147)	43
Home equity loans and lines	272	(453)	(181)	23	(364)	(341)
Consumer	(100)	(63)	(163)	(154)	67	(87)
Loans	624	(729)	(105)	(292)	(1,445)	(1,737)
Total net change in interest income	817	(951)	(134)	97	(963)	(866)

Interest expense on:
Interest-bearing checking	20	8	28	31	41	72
Money management	(12)	(212)	(224)	(2)	(197)	(199)
Savings	3	(2)	1	2	(7)	(5)
Time deposits	(98)	(83)	(181)	(411)	(553)	(964)
Securities sold under agreements to repurchase	(13)	-	(13)	(36)	1	(35)
Short-term borrowings	4	-	4	-	-	-
Long-term debt	(424)	-	(424)	(64)	(3)	(67)
Total net change in interest expense	(520)	(289)	(809)	(480)	(718)	(1,198)
Change in tax equivalent net interest income	$1,337	$(662)	$675	$577	$(245)	$332

The following table presents average balances, tax-equivalent (T/E) interest income and expense, and yields earned or rates paid on the assets or liabilities.  All nontaxable interest income has been adjusted to a tax-equivalent basis, using a tax rate of 34%.

Table 3. Analysis of Net Interest Income

	2015			2014			2013

	Average	Income or	Average	Average	Income or	Average	Average	Income or	Average
(Dollars in thousands)	balance	expense	yield/rate	balance	expense	yield/rate	balance	expense	yield/rate

Interest-earning assets:
Interest-bearing obligations of other
banks and federal funds sold	$36,732	$247	0.67%	$43,457	$182	0.42%	$70,115	$213	0.30%
Investment securities:
Taxable	117,973	2,482	2.10%	124,903	2,718	2.18%	110,194	1,863	1.69%
Nontaxable	54,854	2,410	4.39%	46,663	2,268	4.86%	42,399	2,221	5.24%
Investments	172,827	4,892	2.83%	171,566	4,986	2.91%	152,593	4,084	2.68%
Loans:
Commercial, industrial and agricultural	592,010	24,915	4.21%	579,314	24,537	4.24%	587,359	25,889	4.41%
Residential mortgage	80,679	3,270	4.05%	82,706	3,409	4.12%	78,185	3,366	4.31%
Home equity loans and lines	65,687	2,921	4.45%	60,099	3,102	5.16%	59,706	3,443	5.77%
Consumer	6,196	393	6.34%	7,693	556	7.23%	9,902	643	6.49%
Loans	744,572	31,499	4.23%	729,812	31,604	4.33%	735,152	33,341	4.54%
Total interest-earning assets	954,131	36,638	3.84%	944,835	36,772	3.89%	957,860	37,638	3.93%
Other assets	67,144			71,160			72,035
Total assets	$1,021,275			$1,015,995			$1,029,895

Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$220,314	256	0.12%	$203,065	228	0.11%	$172,079	156	0.09%
Money Management	384,499	1,463	0.38%	387,297	1,687	0.44%	387,607	1,886	0.49%
Savings	66,134	49	0.07%	62,603	48	0.08%	60,147	53	0.09%
Time	92,212	599	0.65%	106,391	780	0.73%	147,915	1,744	1.18%
Total interest-bearing deposits	763,159	2,367	0.31%	759,356	2,743	0.36%	767,748	3,839	0.50%
Securities sold under agreements to repurchase	25	-	0.15%	8,539	13	0.15%	32,407	48	0.15%
Short- term borrowings	923	4	0.38%	-	-	-	3	-	0.75%
Long- term debt	-	-	-	10,778	424	3.93%	12,409	491	3.96%
Total interest-bearing liabilities	764,107	2,371	0.31%	778,673	3,180	0.41%	812,567	4,378	0.54%
Noninterest-bearing deposits	143,374			129,748			116,724
Other liabilities	6,619			8,062			7,818
Shareholders' equity	107,175			99,512			92,786
Total liabilities and shareholders' equity	$1,021,275			$1,015,995			$1,029,895
T/E net interest income/Net interest margin		34,267	3.59%		33,592	3.56%		33,260	3.47%
Tax equivalent adjustment		(2,023)			(1,978)			(1,596)
Net interest income		$32,244			$31,614			$31,664

Provision for Loan Losses

For 2015, the Bank recorded net charge-offs of only $310 thousand compared to $1.4 million in 2014.  Provision expense was $1.3 million and as a result, the allowance for loan losses (ALL) increased by $975 thousand. The increase in the provision expense was due primarily to an increase in the general allocation as a result of growth in the loan portfolio.  At December 31, 2015, the ALL was $10.1 million or 1.29% of total loans compared to $9.1 million and 1.25% of total loans at the end of 2014.  While the loan portfolio grew during the year, nonperforming assets declined and Management closely monitors the credit quality of the portfolio in order to ensure that an appropriate ALL is maintained. As part of this process, Management performs a comprehensive analysis of the loan portfolio considering delinquencies trends and events, current economic conditions, and other relevant factors to determine the adequacy of the allowance for loan losses and the provision for loan losses.  For more information, refer to the Loan Quality discussion and Tables 12 -17.

Noninterest Income

The following table presents a comparison of noninterest income for the years ended December 31, 2015 and 2014:

Table 4. Noninterest Income

	December 31		Change
(Dollars in thousands)	2015	2014	Amount	%
Noninterest Income
Investment and trust services fees	$5,036	$4,575	$461	10.1
Loan service charges	971	917	54	5.9
Mortgage banking activities	31	37	(6)	(16.2)
Deposit service charges and fees	2,318	2,094	224	10.7
Other service charges and fees	1,239	1,201	38	3.2
Debit card income	1,368	1,320	48	3.6
Increase in cash surrender value of life insurance	551	568	(17)	(3.0)
Net gain from sale of other real estate owned	32	50	(18)	(36.0)
OTTI losses on debt securities	(20)	(20)	-	-
Gain on conversion of investment security	728	-	728	-
Securities gains (losses), net	8	280	(272)	(97.1)
Other	390	109	281	257.8
Total noninterest income	$12,652	$11,131	$1,521	13.7

2015 versus 2014

Investment and Trust Service fees: These fees are comprised of asset management fees, estate administration and settlement fees, employee benefit plans and commissions from the sale of insurance and investment products.  Asset management fees are recurring in nature and are affected by the market value of the assets at the time the fees are recognized. Asset management fees increased $359 thousand and estate fees increased $111 thousand over 2014. Commissions from the sale of insurance and investment products decreased by $9 thousand compared to the 2014 commissions. The fair value of trust assets under management decreased to $586.7 million at year-end, compared to $605.8 million at the end of 2014.

Loan service charges:  This category includes loan origination fees, offset by those fees that are deferred, as well as production fees for originating mortgages for sale in the secondary market, and any fees for loan services that are charged after origination, e.g.: late fees or debt protection. The primary cause of the increase in 2015 was higher origination fees on commercial and consumer loans, partially offset by lower mortgage origination fees.

Mortgage banking fees:  Mortgage banking fees consist primarily of fees for servicing mortgage loans originated and sold by the Bank. The fees for servicing mortgages declined in 2015 as the portfolio of mortgages serviced for others ($21.6 million) continues to pay down. Loans originated for the secondary market are done on a fee basis and these fees are recorded in loan service charges.  For loans that were previously sold with servicing retained, mortgage servicing rights (MSR) are recorded and represent the Bank’s rights to receive future fee income from servicing these loans. In 2015, the MSR amortization, net of impairment charges, was $34 thousand compared to $41 thousand in 2014.  While the Bank does not expect to originate and sell mortgages with servicing retained in the future, it will retain the existing servicing portfolio until those loans are paid-off.

Deposit fees:  This category is comprised primarily of fees from overdrafts, an overdraft protection program, service charges, and account analysis fees. During 2015, these fees increased $224 thousand compared to 2014.  The increase in this category is due primarily to increased enrollment in the Bank’s overdraft protection program, resulting in $1.3 million of fees in 2015 compared to $873 thousand in 2014.

Debit card income: Debit card income continues to be one the of best fee generators for the Bank.  The Bank expects the upward trend in these fees to continue as more consumers and businesses have and use debit cards.  Debit card fees are comprised of both a retail and business card program. The business debit card offers a cash back rewards program based on usage and it continues to grow in popularity.  The increase in this category was driven by volume.

Other real estate owned gains (losses), net: This category shows the net gains or losses on the sale of other real estate owned. The gain was generated by the sale of one residential property.

Other: This category includes non-recurring income. The increase in this category is the result of an investment the Corporation owned in an offshore insurance company that liquidated and paid out the investors ($171 thousand) and from a death benefit on a BOLI policy ($103 thousand).

Gain on conversion, securities gains and losses, and OTTI charges:  A gain on conversion of an investment security of $728 thousand was recorded when one bank equity stock owned by the Bank was acquired by another bank. The remaining security gains were generated by the sale of equity securities. In 2015, an other-than-temporary-impairment charge was recorded on one private-label mortgage-backed security.

The following table presents a comparison of noninterest income for the years ended December 31, 2014 and 2013:

Table 4.1 Noninterest Income

	December 31		Change
(Dollars in thousands)	2014	2013	Amount	%
Noninterest Income
Investment and trust services fees	$4,575	$4,429	$146	3.3
Loan service charges	917	879	38	4.3
Mortgage banking activities	37	47	(10)	(21.3)
Deposit service charges and fees	2,094	1,831	263	14.4
Other service charges and fees	1,201	907	294	32.4
Debit card income	1,320	1,236	84	6.8
Increase in cash surrender value of life insurance	568	605	(37)	(6.1)
Net gain (loss) from sale of other real estate owned	50	(99)	149	150.5
OTTI losses on debt securities	(20)	(25)	5	20.0
OTTI losses on equity securities	-	(50)	50	100.0
Securities gains (losses), net	280	33	247	748.5
Other	109	240	(131)	(54.6)
Total noninterest income	$11,131	$10,033	$1,098	10.9

2014 versus 2013

Investment and Trust Service fees: Asset management fees increased $372 thousand, while estate fees decreased $196 thousand over 2013. Commissions from the sale of insurance and investment products decreased by $30 thousand compared to the 2014 commissions. The fair value of trust assets under management increased to $605.8 million at year-end, compared to $574.7 million at the end of 2013.

Loan service charges: The primary cause of the increase in 2014 was higher origination fees on commercial loans, offset by lower mortgage and consumer origination fees.

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

Deposit fees: During 2014, the fees increased $263 thousand compared to 2013.  The increases in this category are the result of changes made to the Bank’s fee schedule in 2014 following a comprehensive review.

Other fees and service charges: This category includes fees for wire transfers, ATM activity fees and safe deposit box rentals. The increases in this category are the result of changes made to the Bank’s fee schedule following a comprehensive review.

Debit card and other service charges and fees: Debit card fees are comprised of both a retail and business card program. The business debit card offers a cash back rewards program based on usage.  The increase in this category was driven by volume.

Other real estate owned gains (losses), net: This category shows the net gains or losses on the sale of other real estate owned. The losses were generated from the sale of one commercial property and two consumer properties.

Securities gains and losses, and OTTI charges:  In 2014, other-than-temporary-impairment (OTTI) charges were recorded on one private label mortgage backed security and three equity securities compared to OTTI on two bonds in 2013. Security gains in 2014 were generated primarily by the sale of equity securities.

Noninterest Expense

The following table presents a comparison of noninterest expense for the years ended December 31, 2015 and 2014:

Table 5. Noninterest Expense

(Dollars in thousands)	December 31		Change
Noninterest Expense	2015	2014	Amount	%
Salaries and employee benefits	$17,186	$17,179	$7	-
Occupancy, net	2,240	2,359	(119)	(5.0)
Furniture and equipment	924	976	(52)	(5.3)
Advertising	1,105	1,225	(120)	(9.8)
Legal and professional	1,093	1,221	(128)	(10.5)
Data processing	2,051	1,824	227	12.4
Pennsylvania bank shares tax	815	694	121	17.4
Intangible amortization	181	518	(337)	(65.1)
FDIC insurance	663	908	(245)	(27.0)
ATM/debit card processing	830	730	100	13.7
Foreclosed real estate	462	315	147	46.7
Telecommunications	555	488	67	13.7
Other	3,031	3,136	(105)	(3.3)
Total noninterest expense	$31,136	$31,573	$(437)	(1.4)

2015 versus 2014

Salaries and benefits: This category is the largest noninterest expense category; however, these expenses increased by only $7 thousand compared to the prior year. Health insurance expense increased $180 thousand, which was offset by a decrease of $93 thousand in salary expense, due to open positions, and a decrease in split dollar plan expenses of $73 thousand. See Note 15 of the accompanying consolidated financial statements for additional information on benefit plans. All other employee benefit expenses remained consistent with 2014 levels.

In October, 2014, the Society of Actuaries released new mortality tables for pension plans. The new tables are expected to raise the assumed life of plan participants due to refinements in age and gender distribution of participants. This change is expected to result in higher pension contribution requirements, lower balance sheet funded status, pricier lump-sum payouts, and higher PBGC variable rate premiums. The Bank has not adopted the new mortality tables for 2015 reporting. If adopted at year-end 2015, it is estimated that the new tables would reduce the funded status by $1.6 million and increase the 2016 pension expense by $272 thousand over the current 2016 estimate.

Net Occupancy:  This category includes all of the expense associated with the properties and facilities used for bank operations such as depreciation, leases, maintenance, utilities and real estate taxes. Depreciation expense was down in 2015, as well as less utility and snow removal expense due to a warmer winter than experienced in 2014.

Legal and professional fees:  This category consists of fees paid to outside legal counsel, consultants, and audit fees.  In total, these fees decreased $128 thousand from 2014.  The decreases were primarily in internal audit fees, due to a change in internal audit firms and in consulting fees.

Data processing:  The largest cost in this category is the expense associated with the Bank’s core processing system and related services, and accounted for $1.1 million of the total data processing costs in 2015 and 2014.  The increase in 2015 was due to higher customer utilization of the Bank’s various electronic banking products.

FDIC insurance: This category consists of the total fees paid to the Federal Deposit Insurance Corporation. The expense for 2015 decreased compared to prior year as an improvement in the Bank’s credit quality reduced the assessment factor.

Other:  Other noninterest expense decreased in 2015 due primarily to higher nonrecurring expenses in 2014.  The Bank incurred $182 thousand in penalties for prepaying FHLB debt in 2014 compared to none in 2015. The Bank also wrote off $128 thousand in development costs for a potential community office site that was deferred and $83 thousand of furniture and equipment expense in 2014 from the consolidation of three community offices in January 2015.  The Bank took one-time expenses to fulfill the funding requirement of a deferred director’s benefit plan established thirty years ago ($70 thousand), as well as expenses related to branch assets taken out of service in 2015 ($60 thousand).

The following table presents a comparison of noninterest expense for the years ended December 31, 2014 and 2013:

Table 5.1 Noninterest Expense

(Dollars in thousands)	December 31		Change
Noninterest Expense	2014	2013	Amount	%
Salaries and employee benefits	$17,179	$16,590	$589	3.6
Occupancy, net	2,359	2,259	100	4.4
Furniture and equipment	976	975	1	0.1
Advertising	1,225	1,384	(159)	(11.5)
Legal and professional	1,221	1,172	49	4.2
Data processing	1,824	1,713	111	6.5
Pennsylvania bank shares tax	694	815	(121)	(14.8)
Intangible amortization	518	425	93	21.9
FDIC insurance	908	979	(71)	(7.3)
ATM/debit card processing	730	706	24	3.4
Foreclosed real estate	315	293	22	7.5
Telecommunications	488	467	21	4.5
Other	3,136	3,472	(336)	(9.7)
Total noninterest expense	$31,573	$31,250	$323	1.0

2014 versus 2013

Salaries and benefits: This category increased $589 thousand as compared to the prior year. Salary expense increased by $578 thousand and employee incentive programs increased $360 thousand during 2014.  The increase in salary expense is due primarily to salary adjustments and a severance accrual for employees affected by the consolidation of three community offices in January 2015, while incentive expense increased due to the improvement in financial performance during the year.  Offsetting these increases was a reduction in health insurance due to lower claim expense in the Bank’s self-funded plan and a reduction in pension expense of $284 thousand. See Note 15 of the accompanying consolidated financial statements for additional information on benefit plans. All other employee benefit expenses remained consistent with 2013 levels.

Net Occupancy: The increase during 2014 was due to a colder winter with higher expenses for snow removal than experienced in 2013.

Legal and professional fees:  In total, these fees remained flat year over year; however, the Bank recorded higher consulting fees that were partially offset by a reduction in legal fees. Internal and external audit fees increased slightly during the year.

Data processing:  The largest cost in this category is the expense associated with the Bank’s core processing system and related services, and accounted for $1.1 million of the total data processing costs compared to $1.3 million in 2013.  The reduction in core processing costs were related to one time charges for new technology initiatives in 2013.

Other:  Other noninterest expense decreased 9.7% in 2014 due primarily to a one-time nonrecurring expense in 2013 of $667 thousand for a deferred compensation plan assumed by the Bank from its 2006 acquisition of Fulton Bancshares Corporation. In 2014, the Bank incurred $182 thousand in penalties for prepaying FHLB debt compared to zero in 2013. The Bank also wrote off $128 thousand in development costs for a potential community office site and $83 thousand of furniture and equipment expense prior to the consolidation of three community offices in January 2015.  These increases were offset by decreases in other expenses (down $283 thousand) and loan collection expense (down $103 thousand).

Provision for Income Taxes

The Corporation recorded a Federal income tax expense of $2.3 million in 2015 compared to $2.0 million in 2014 and $1.3 million in 2013. The effective tax rate for 2015, 2014 and 2013 was 18.2%, 19.3% and, 17.2% respectively. During 2015, the Corporation reduced the deferred tax valuation allowance related to capital losses by $200 thousand primarily due to a gain on conversion and sale of equity securities. Without this reduction, the effective tax rate for 2015 would have been 19.8% compared to 19.3% in 2014. For a more comprehensive analysis of Federal income tax expense refer to Note 12 of the accompanying financial statements.

Financial Condition

One method of evaluating the Corporation’s condition is in terms of its sources and uses of funds.  Assets represent uses of funds while liabilities represent sources of funds.  At December 31, 2015, total assets increased 3.4% over the prior year to $1.035 billion from  $1.001 billion at the end of 2014.

Interest Bearing Deposits in Other Banks:

This asset decreased $15.8 million year-over-year, to fund growth in the loan portfolio. Therefore, the average balance for 2015 deceased compared to 2014. At year-end, approximately $17 million was held by other banks in the form of short-term certificates of deposit. Approximately $835 thousand was held in an interest-bearing account at the Federal Reserve.

Investment Securities:

The investment portfolio serves as a mechanism to invest funds if funding sources out pace lending activity, to provide liquidity for lending and operations, and provide collateral for deposits and borrowings. The mix of securities is determined by the Bank’s Investment Committee and investing decisions are made as a component of balance sheet management. Debt securities include U.S. Government Agencies, U.S. Government Agency mortgage-backed securities, non-agency mortgage-backed securities, state and municipal government bonds, corporate debt and trust preferred securities.  The equity portfolio consists of one community bank stock.  The average life of the portfolio is 4.1 years and $74.1 million (fair value) is pledged as collateral for deposits. The Bank has no investments in a single issuer that exceeds 10% of shareholders equity.  All securities are classified as available for sale and all investment balances refer to fair value, unless noted otherwise.

The following table presents amortized cost and estimated fair value of investment securities by type at December 31 for the past three years:

Table 6. Investment Securities at Amortized Cost and Estimated Fair Value

	2015		2014		2013
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
(Dollars in thousands)
Equity securities	$164	$233	$274	$1,053	$1,472	$1,970
U.S. Government and Agency securities	13,705	13,836	15,854	15,963	11,771	11,751
Municipal securities	67,851	69,188	66,832	68,366	56,861	56,857
Corporate debt securities	-	-	-	-	1,002	1,001
Trust preferred securities	5,958	5,289	5,940	5,137	5,922	5,051
Agency mortgage-backed securities	69,284	69,519	78,779	79,494	81,352	81,027
Private-label mortgage-backed securities	1,335	1,372	1,675	1,695	1,984	1,969
Asset-backed securities	38	36	45	43	51	48
	$158,335	$159,473	$169,399	$171,751	$160,415	$159,674

The following table presents analysis of investment securities at December 31, 2015 by maturity, and the weighted average yield for each maturity presented.  The yields presented in this table are calculated using tax-equivalent interest and the amortized cost.

Table 7. Maturity Distribution of Investment Portfolio

			After one year		After five years		After ten
	One year or less		through five years		through ten years		years		Total
	Fair		Fair		Fair		Fair		Fair
(Dollars in thousands)	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
Available for Sale
U.S. Government and Agency securities	$-	-	$1,128	1.98%	$7,664	2.21%	$5,044	0.85%	$13,836	1.70%
Municipal securities	2,128	5.64%	11,064	4.54%	22,979	4.34%	33,017	3.55%	69,188	4.03%
Trust preferred securities	-	-	-	-	-	-	5,289	1.77%	5,289	1.77%
Agency mortgage-backed securities	1	4.82%	2,418	2.37%	9,286	2.60%	57,814	2.17%	69,519	2.23%
Private-label mortgage-backed securities	-	-	-	-	-	-	1,372	5.37%	1,372	5.37%
Asset-backed securities	27	0.36%	-	-	-	-	9	3.63%	36	0.91%
	$2,156	5.57%	$14,610	3.98%	$39,929	3.53%	$102,545	2.57%	$159,240	2.98%

Table 3 shows the three-year trend of average balances and yields on the investment portfolio. While the average balance for 2015 remained consistent with the 2014 average, year-over-year ending balances declined (Table 6), due primarily to cash-flow from mortgage-backed securities not being reinvested into the portfolio. The yield on the portfolio declined slightly from 2.91% in 2014 to 2.83% in 2015.  U.S. Agency mortgage-backed securities and municipal bonds continue to comprise the largest sectors by fair value of the portfolio, approximately 87% in total. The Bank expects that the portfolio will continue to remain concentrated in these investment sectors. The portfolio produced $32.1 million in cash flows in 2015 while $21.7 million was invested into the portfolio during the year.   For the year, the Corporation recorded a gain of $728 thousand on the conversion of a bank equity security as the result of its acquisition by another bank; a gain of $8 thousand from the subsequent sale of this equity; and an other-than-temporary impairment charge of $20 thousand on one private-label mortgage-backed security.

Municipal Bonds:  The Bank’s municipal bond portfolio is well diversified geographically and is comprised of both tax-exempt (79% of the portfolio) and taxable (21% if the portfolio) municipal bonds.  General obligation bonds (74%) and revenue bonds (16%) comprise the largest portions of the portfolio. The portfolio holds 116 issues within 29 states. The largest dollar exposure is to issuers in the state of Texas (fair value of $9.2 million / 17 issues) and Pennsylvania (fair value of $8.6 million / 15 issues).  Fifty percent of the portfolio has either private bond insurance or some other type of credit enhancement. When purchasing municipal bonds, the Bank looks primarily to the underlying credit of the issuer as a sign of credit quality and then to any credit enhancement. Approximately $67 million of the portfolio is rated “A” or higher by Moody and the weighted average rating of the portfolio is “Aa2”.   The Bank owns five issues, within four states, for $2.6 million that are not rated by a nationally recognized rating agency.

Trust Preferred Bonds:  The following table provides additional detail about the Bank’s trust preferred securities at December 31, 2015. The holdings remain the same as at the prior year end, but the unrealized loss has declined from $803 thousand to $669 thousand year-over-year. The credit ratings for each bond are similar to the ratings one year prior. Trust preferred securities are typically issued by a subsidiary grantor trust of a bank holding company, which uses the proceeds of the equity issuance to purchase deeply subordinated debt issued by the bank holding company.  Trust-preferred securities can reflect single entity issues or a group of entities (pooled trust preferred). Pooled trust preferred securities have been the subject of significant write-downs due in some cases from the default of one issuer in the pool that then impairs the entire pool. All of the Bank’s issues are single issuer, variable rate notes with long final maturities (2027-2028) that continue to pay dividends as scheduled.

Table 8. Trust Preferred Securities

(Dollars in thousands)
Deal Name	Maturity	Single Issuer or Pooled	Class	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Lowest Credit Rating Assigned

BankAmerica Cap III	1/15/2027	Single	Preferred Stock	$964	$847	$(117)	BB+
Wachovia Cap Trust II	1/15/2027	Single	Preferred Stock	278	258	(20)	BBB
Huntington Cap Trust	2/1/2027	Single	Preferred Stock	943	820	(123)	BB
Corestates Captl Tr II	2/15/2027	Single	Preferred Stock	939	859	(80)	BBB+
Huntington Cap Trust II	6/15/2028	Single	Preferred Stock	895	785	(110)	BB
Chase Cap VI JPM	8/1/2028	Single	Preferred Stock	964	849	(115)	BBB-
Fleet Cap Tr V	12/18/2028	Single	Preferred Stock	975	871	(104)	BB+
				$5,958	$5,289	$(669)

Mortgage-backed Securities (MBS):  This sector holds $70.9 million or 44% of the total portfolio. The majority of this sector ($69.5 million) is comprised of U.S. Government Agency MBS. The Government MBS sector is comprised of mortgage backed securities and collateralized mortgage obligations, both fixed and variable rate. In addition, the Bank holds six private-label mortgage-backed securities (PLMBS) with a fair value of $1.4 million and an amortized cost of $1.3 million.

The Bank’s private-label mortgage-backed securities (PLMBS) portfolio is comprised primarily of Alt-A loans. Alt-A loans are first-lien residential mortgages that generally conform to traditional “prime” credit guidelines; however, loan factors such as the loan-to-value ratio, loan documentation, occupancy status or property type cause these loans not to qualify for standard underwriting programs.  The Alt-A product in the Bank’s portfolio is comprised of fixed-rate mortgages that were originated between 2004 and 2006 and all were originally rated AAA. The bonds issued in 2006 are experiencing the highest delinquency and loss rates. All of these bonds originally had some type of credit support tranche to absorb any loss prior to losses at the senior tranche held by the Bank, but this has eroded completely on some bonds as they have started to experience losses. The Bank recorded other-than-temporary impairment charges of $20 thousand on one PLMBS in 2015.  Based on the performance of some of the PLMBS, it appears as if the underwriting standards that were represented in the offering, and resulted in the AAA rating, were not followed. As a result, the Bank purchased some securities based on these misrepresentations, and it is most likely that these securities would not have been purchased had all the information been reported correctly. The following table provides additional detail about the Bank’s PLMBS at December 31, 2015.

Table 8.1 Private Label Mortgage Backed Securities

(Dollars in thousands)								Cumulative
	Origination	Amortized	Fair	Unrealized	Collateral	Lowest Credit	Credit	OTTI
Description	Date	Cost	Value	Gain (Loss)	Type	Rating Assigned	Support %	Charges
RALI 2004-QS4 A7	3/1/2004	$1	$1	$-	ALT A	BBB+	11.74	$-
MALT 2004-6 7A1	6/1/2004	355	363	8	ALT A	CCC	15.05	-
RALI 2005-QS2 A1	2/1/2005	204	217	13	ALT A	CC	5.23	10
RALI 2006-QS4 A2	4/1/2006	469	480	11	ALT A	D	-	313
GSR 2006-5F 2A1	5/1/2006	58	65	7	Prime	D	-	15
RALI 2006-QS8 A1	7/28/2006	248	246	(2)	ALT A	D	-	217
		$1,335	$1,372	$37				$555

  Impairment:

Table 9 reflects the temporary impairment in the investment portfolio, aggregated by investment category, length of time that individual securities have been in a continuous unrealized loss position and the number of securities in each category as of December 31, 2015 and 2014.

The condition of the portfolio at year-end 2015, as measured by the dollar amount of temporarily impaired securities is essentially unchanged since year-end 2014. The trust-preferred sector recorded the largest unrealized loss, while the Agency MBS and municipal portfolios contain the greatest number of securities with an unrealized loss.

For securities with an unrealized loss, Management applies a systematic methodology in order to perform an assessment of the potential for other-than-temporary impairment.  In the case of debt securities, investments considered for other-than-temporary impairment: (1) had a specified maturity or repricing date; (2) were generally expected to be redeemed at par, and (3) were expected to achieve a recovery in market value within a reasonable period of time. In addition, the Bank considers whether it intends to sell these securities or whether it will be forced to sell these securities before the earlier of amortized cost recovery or maturity. Equity securities are assessed for other-than-temporary impairment based on the length of time of impairment, dollar amount of the impairment and general market and financial conditions relating to specific issues.  The impairment identified on debt and equity securities and subject to assessment at December 31, 2015, was deemed to be temporary and required no further adjustments to the financial statements, unless otherwise noted.

Table 9. Temporary Impairment

	December 31, 2015
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Government and Agency securities	$479	$(1)	3	$4,364	$(32)	10	$4,843	$(33)	13
Municipal securities	5,806	(35)	8	4,785	(183)	7	10,591	(218)	15
Trust preferred securities	-	-	-	5,289	(669)	7	5,289	(669)	7
Agency mortgage-backed securities	18,977	(215)	29	7,394	(171)	13	26,371	(386)	42
Private-label mortgage-backed securities	-	-	-	246	(2)	1	246	(2)	1
Asset-backed securities	-	-	-	5	(2)	1	5	(2)	1
Total temporarily impaired securities	$25,262	$(251)	40	$22,083	$(1,059)	39	$47,345	$(1,310)	79

	December 31, 2014
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Government and Agency securities	$4	$-	1	$7,207	$(64)	14	$7,211	$(64)	15
Municipal securities	5,651	(33)	9	9,441	(259)	14	15,092	(292)	23
Trust preferred securities	-	-	-	5,137	(803)	7	5,137	(803)	7
Agency mortgage-backed securities	9,304	(60)	13	8,199	(157)	10	17,503	(217)	23
Private-label mortgage-backed securities	-	-	-	540	(15)	1	540	(15)	1
Asset-backed securities	-	-	-	5	(2)	1	5	(2)	1
Total temporarily impaired securities	$14,959	$(93)	23	$30,529	$(1,300)	47	$45,488	$(1,393)	70

The unrealized loss in the trust preferred sector declined by $134 thousand compared to the prior year-end and market prices continued to show some improvement during the year. All of the Bank’s trust preferred securities are variable rate notes with long maturities (2027-2028) from companies that received money (and in some cases paid back) from the Troubled Asset Relief Program

(TARP), continue to pay dividends and have raised capital.  The credit ratings on this portfolio are similar to the prior year and no bonds have missed or suspended any payments. At December 31, 2015, the Bank believes it will be able to collect all interest and principal due on these bonds and that it will not be forced to sell these bonds prior to maturity. Therefore, no other-than-temporary-impairment charges were recorded.

The Agency mortgage-backed securities portfolio had a $169 thousand increase in unrealized losses since the end of 2014.  The change in value in this sector is driven by market interest rates since these bonds have essentially no credit risk.

The PLMBS sector continues to show a gross unrealized loss of $2 thousand on one security.  The majority of this sector is comprised of “Alt-A” PLMBS. These bonds were all rated AAA at time of purchase but have since experienced rating declines. Some have experienced increased delinquencies and defaults, while others have seen the credit support increase as the bonds paid-down. The Bank monitors the performance of the Alt-A investments on a regular basis and reviews delinquencies, default rates, credit support levels and various cash flow stress test scenarios. In determining the credit related loss, Management considers all principal past due 60 days or more as a loss. If additional principal moves beyond 60 days past due, it will also be considered a loss. As a result of the analysis on PLMBS it was determined that one bond contained losses that were considered other-than-temporary. Management determined $20 thousand was credit related and therefore, recorded an impairment charge of $20 thousand against earnings in 2015.  Management continues to monitor these securities and it is possible that additional write-downs may occur if current loss trends continue. For additional detail on the Bank’s PLMBS, see Table 8.1.

The Bank held $782 thousand of restricted stock at the end of 2015 of which $752 thousand is stock in the Federal Home Loan Bank of Pittsburgh (FHLB). FHLB stock is carried at a cost of $100 per share. FHLB stock is evaluated for impairment primarily based on an assessment of the ultimate recoverability of its cost. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support it operations. There is not a public market for FHLB stock and the benefits of FHLB membership (e.g., liquidity and low cost funding) add value to the stock beyond purely financial measures. If FHLB stock were deemed to be impaired, the write-down for the Bank could be significant. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment.

Loans:

Average gross loans for 2015 increased by $14.8 million to $744.6 million compared to $729.8 million in 2014.  Commercial loans and home equity loans and lines of credit showed an increase in average balances during the year, which was offset by a decline in average residential mortgage and consumer loans during the year.  The yield on the portfolio declined again in 2015 after another year of low interest rates, dropping to 4.23% in 2015 from 4.33% in 2014. Table 3 presents detail on the 2015 average balances and yields earned on loans for the past three years. The following table shows loans outstanding, by primary collateral, as of December 31 for the past 5 years.

Table 10. Loan Portfolio

	December 31
(Dollars in thousands)	2015		2014		2013		2012		2011
	Balance	% Change	Balance	% Change	Balance	% Change	Balance	% Change	Balance
Residential real estate 1-4 family
Consumer first lien	$103,698	(1.3)	$105,014	1.4	$103,573	10.4	$93,790	8.1	$86,767
Commercial first lien	57,780	2.6	56,300	(3.7)	58,466	(3.9)	60,809	10.3	55,130
Total first liens	161,478	0.1	161,314	(0.4)	162,039	4.8	154,599	9.0	141,897

Consumer junior lien and lines of credit	44,996	18.0	38,132	10.1	34,636	(2.4)	35,494	(11.9)	40,290
Commercial junior liens and lines of credit	5,917	4.5	5,663	(4.6)	5,939	(12.6)	6,794	(13.4)	7,846
Total junior liens and lines of credit	50,913	16.3	43,795	7.9	40,575	(4.1)	42,288	(12.1)	48,136
Total residential real estate 1-4 family	212,391	3.6	205,109	1.2	202,614	2.9	196,887	3.6	190,033

Residential real estate construction
Consumer purpose	545	(66.5)	1,627	(58.9)	3,960	21.7	3,255	135.7	1,381
Commercial purpose	7,343	(9.2)	8,088	(5.5)	8,559	(29.7)	12,177	(38.8)	19,901
Total residential real estate construction	7,888	(18.8)	9,715	(22.4)	12,519	(18.9)	15,432	(27.5)	21,282

Commercial real estate	340,695	4.4	326,482	(0.9)	329,373	(9.5)	363,874	1.4	358,974
Commercial	215,942	20.6	179,071	5.1	170,327	2.2	166,734	(8.7)	182,694
Total commercial	556,637	10.1	505,553	1.2	499,700	(5.8)	530,608	(2.0)	541,668

Consumer	5,100	(17.1)	6,154	(28.3)	8,580	(19.5)	10,652	(20.7)	13,427
Total loans	782,016	7.6	726,531	0.4	723,413	(4.0)	753,579	(1.7)	766,410
Less: Allowance for loan losses	(10,086)	10.7	(9,111)	(6.1)	(9,702)	(6.5)	(10,379)	6.7	(9,723)
Net loans	$771,930	7.6	$717,420	0.5	$713,711	(4.0)	$743,200	(1.8)	$756,687

Residential real estate:  This category is comprised of first lien loans and, to a lesser extent, junior liens and lines of credit secured by residential real estate.  Total residential real estate loans increased $7.3 million over 2014 as the primarily the result of an increase in consumer junior liens and lines of credit.  The Bank’s mortgage portfolio held steady during 2015 as any mortgages originated were offset by run-off in the portfolio.  In 2015, the Bank originated $18.1 million in mortgages, including approximately $9.1 million for a fee through a third party brokerage agreement. The Bank does not originate or hold any loans that would be considered sub-prime or Alt-A, and does not generally originate mortgages outside of its primary market area. The Bank expects 2016 activity to be primarily purchase money mortgages.

Home equity lending picked up in 2015 and as a result both the ending and average balance of this product increased in 2015.  The majority of the home equity production in 2015 was in the line-of-credit product that offers a variable rate and was offered with promotional pricing during the year. However, line-of-credit originations do not always result in a dollar for dollar increase in new balances. Despite low rates, the Bank expects that home equity lending will not pick up significantly in 2016.

Commercial purpose loans in this category represent loans made for various business needs, but are secured with residential real estate. In addition to the real estate collateral, it is possible that additional security is provided by personal guarantees or UCC filings. These loans are underwritten as commercial loans and are not originated to be sold.

Residential real estate construction:  The largest component of this category represents loans to residential real estate developers of $7.3 million, while loans for individuals to construct personal residences totaled $545 thousand at December 31, 2015.  This category continued to decline again in 2015 as the residential real estate market for new construction is still slow. The Bank’s exposure to residential construction loans is concentrated primarily in south central Pennsylvania. Real estate construction loans, including residential real estate and land development loans, occasionally provide an interest reserve in order to assist the developer during the development stage when minimal cash flow is generated. All real estate construction loans are underwritten in the same manner, regardless of the use of an interest reserve. At December 31, 2015, the Bank had $1.5 million in residential real estate construction loans funded with an interest reserve and capitalized $8 thousand of interest from these reserves on active projects.  Real estate construction loans are monitored on a regular basis by either an independent third party inspector or the assigned loan officer depending on loan amount or complexity of the project. This monitoring process includes at a minimum, the submission of invoices or AIA documents of costs incurred by the borrower, on-site inspections, and a signature by the assigned loan officer for disbursement of funds.

Commercial loans: Commercial loans continue to be the largest loan category on the balance sheet and increased 10.1% compared to the end of 2014. In 2015, the Bank approved approximately $242 million in commercial loans and commitments with approximately $188 million in new money advances. Low rates continue to make variable rate loans attractive to borrowers. However, in today’s low rate environment, the extremely low rates squeeze loan profitability. The competition for good quality loans continues to be strong with the best customers able to attract multiple offers. In addition, where the Bank was able to book new loans with rate floors in prior years, the competitive environment has seen the use of rate floors more difficult to obtain.  The Bank offers competitive products, but believes it is not always in the best long-term interest of the Bank to match every competitive offer; therefore, it is likely that the Bank will lose some balances due solely to pricing.

Commercial real estate (CRE): This category includes commercial, industrial, farm and agricultural loans, where real estate serves as the primary collateral for the loan. This loan category increased by $14.2 million over the prior year. The increases in 2015 were primarily in construction and land development and multi-family residential loans. The largest sectors (by collateral) in CRE are: office buildings ($45.3 million), hotel and motel ($44.9 million), land development ($42.0 million) and apartment units ($32.4 million).

Commercial (C&I): This category includes commercial, industrial, farm, agricultural, and municipal loans. Collateral for these loans may include business assets or equipment, personal guarantees, or other non-real estate collateral. C&I loans increased $36.9 million over the 2014 ending balance, primarily in tax free municipal loans. At December 31, 2015, the Bank had approximately $81 million of municipal loans in its portfolio. The largest sectors (by industry) are: retail trade ($73.1 million), construction ($53.4 million), accommodation and food services ($50.1 million), utilities ($37.3 million) and agriculture ($36.8 million). The Bank does not have any loan exposure to the oil and gas industry.

The Bank is active in its market in pursuing commercial lending opportunities, but supplements in-market growth with purchased loan participations. The Bank purchases commercial loan participations in an effort to increase its commercial lending and diversify its loan mix, both geographically and by industry sector.  Purchased loans are originated primarily within the south central Pennsylvania market and are purchased from only a few select counter parties. These loans usually represent an opportunity to participate in larger credits that are not available in market, with the benefit of lower origination and servicing costs.  In 2015, the Bank purchased $44.5 million of loan participations and commitments, approximately $30 million higher than 2014 purchases. At December 31, 2015, the Bank held $123.0 million in purchased loan participations in its portfolio compared to $127.1 million at the prior year-end. When the Bank is not the lead bank in the loan participation, it often sees these loans payoff unexpectedly and with no input from the lead Bank about refinancing options. The Bank expects that commercial lending will continue to be the primary area of loan growth in the future via in-market and loan participation activity.

Consumer loans: This category is comprised of direct installment loans and unsecured personal lines of credit, and continues to show a downward trend in outstanding balances. This category declined by $1.1 million from 2014.  With the unwillingness of consumers to increase their debt, and the highly price competitive nature of consumer lending, the consumer portfolio is expected to continue to run-down throughout 2016.

Table 11. Maturities and Interest Rate Terms of Selected Loans

The following table presents the stated maturities (or earlier call dates) of selected loans as of December 31, 2015.  Residential mortgage and consumer loans are excluded from the presentation.

	Less than		Over
(Dollars in thousands)	1 year	1-5 years	5 years	Total
Loans:
Residential real estate construction	$5,416	$1,927	$545	$7,888
Commercial real estate	31,914	75,387	233,394	340,695
Commercial	57,210	45,664	113,068	215,942
	$94,540	$122,978	$347,007	$564,525

Loans with fixed and variable interest rates at December 31, 2015 are shown below:

	Less than		Over
(Dollars in thousands)	1 year	1-5 years	5 years	Total
Loans with fixed rates	$4,612	$41,675	$38,207	$84,494
Loans with variable rates	89,928	81,303	308,800	480,031
	$94,540	$122,978	$347,007	$564,525

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

Watch list loans exhibit financial weaknesses that increase the potential risk of default or loss to the Bank. However, inclusion on the watch list, does not by itself, mean a loss is certain. The watch list includes both performing and nonperforming loans. Watch list loans totaled $27.9 million at year-end compared to $40.5 million one year earlier. The watch list is comprised of $10.3 million rated 6-Special Mention, and $17.8 million rated 7-Substandard.  Loans rated 7 have declined by $5.0 million since year-end 2014 and $39.8 million since year-end 2013.   The Bank has no loans rated 8 (Doubtful) or 9 (Loss). The composition of the watch list loans, by primary collateral, is shown in Note 6 of the accompanying financial statements and includes all those loans rated lower than “pass”. Included in the 2015 substandard loan total is $5.4 million of nonaccrual loans compared to $12.3 million one year earlier. Of the nonaccrual loans, the most significant nonaccrual loans are reported on Table 13.  The Bank’s Loan Management Committee reviews these loans and risk ratings on a quarterly basis in order to proactively identify and manage problem loans. In addition, a committee meets monthly to discuss possible workout strategies for OREO and all credits rated 7 or worse. Management also tracks other commercial loan risk measurements including high loan to value loans, concentrations, participations and policy exceptions and reports these to the Credit Risk Oversight Committee of the Board of Directors. The Bank also uses a third-party consultant to assist with internal loan review with a goal of reviewing 60% of commercial loans each year. The FDIC defines certain supervisory loan-to-value lending limits.  The Bank’s internal loan–to-value limits are all equal to, or have a lower loan-to-value limit, than the supervisory limits.  At December 31, 2015, the Bank had loans of $27.3 million that exceeded the supervisory limit.

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

Loan quality has improved for the third straight year during 2015, as measured by the balance of nonperforming loans reported in Table 12. Nonperforming loans have decreased by $6.9 million with the majority of the decrease coming in nonaccrual commercial real estate loans. Table 13 identifies the most significant loans in nonaccrual status. These four nonaccrual loans account for 82% of the total nonaccrual balance. During 2015, the primary changes to the significant nonaccrual list was a payoff of approximately $1.8 million and a $3.0 million loan moved from nonaccrual to other real estate owned. Also included in the nonaccrual total are $2.0 million of loans classified as troubled debt restructurings (TDR), including credit 2 on Table 13.  A TDR loan is maintained on nonaccrual status until a satisfactory repayment history is established. All loans on the watch list that are not on nonaccrual or past due 90 days more are considered potential problem loans. Potential problem loans, defined as watch list loans less loans on nonaccrual or past due more than 90 days, at December 31, 2015 totaled $22.1 million compared to $27.8 million at December 31, 2014.

The following table presents a five year summary of nonperforming assets as of December 31 of each year:

Table 12. Nonperforming Assets

	December 31
(Dollars in thousands)	2015	2014	2013	2012	2011

Nonaccrual loans
Residential real estate 1-4 family
First liens	$806	$1,124	$2,599	$3,584	$1,749
Junior liens and lines of credit	105	169	107	758	282
Total	911	1,293	2,706	4,342	2,031
Residential real estate construction	502	931	538	557	-
Commercial real estate	3,681	8,430	19,001	28,659	14,278
Commercial	276	1,637	2,398	2,836	1,447
Consumer	-	-	-	-	-
Total nonaccrual loans	5,370	12,291	24,643	36,394	17,756

Loans past due 90 days or more and still accruing
Residential real estate 1-4 family
First liens	214	165	302	120	2,516
Junior liens and lines of credit	-	-	41	112	301
Total	214	165	343	232	2,817
Residential real estate construction	-	-	-	-	121
Commercial real estate	152	140	207	-	1,627
Commercial	2	-	44	315	100
Consumer	-	17	10	16	107
Total loans past due 90 days or more and still accruing	368	322	604	563	4,772
Total nonperforming loans	5,738	12,613	25,247	36,957	22,528
Repossessed assets	-	-	-	-	6
Other real estate owned	6,451	3,666	4,708	5,127	3,224
Total nonperforming assets	$12,189	$16,279	$29,955	$42,084	$25,758

Nonperforming loans to total gross loans	0.73%	1.74%	3.49%	4.90%	2.94%
Nonperforming assets to total assets	1.18%	1.63%	3.04%	4.10%	2.60%
Allowance for loan losses to nonperforming loans	175.78%	72.23%	38.43%	28.08%	43.16%

Included in this table are $2.0 million of TDR loans that are on nonaccrual.  Any TDR loan that is performing under its modified terms is not included in this table.

The following table provides information on the most significant nonaccrual loans as of December 31, 2015.

Table 13. Significant Nonaccrual Loans

December 31, 2015
(Dollars in thousands)
		ALL	Nonaccrual	TDR			Last
	Balance	Reserve	Date	Status	Collateral	Location	Appraisal(1)

Credit 1 - Residential real estate and commercial real estate	$530	-	Aug-11	N	1st lien on commercial and residential properties and 70 acres of farm land	PA	Nov-15
							$944

Credit 2 - Residential real estate	1,877	-	Mar-12	Y	1st and 2nd liens on commercial real estate, residential real estate and business assets	PA	Oct-14
							$3,895

Credit 3 - Commercial real estate	1,347	-	Dec-14	N	Hotel and entertainment complex	PA	Feb-15
							$4,000

Credit 4 - Commercial real estate	655	-	Mar-14	N	1st lien on commercial real estate	PA	Nov-15
							$1,485
	$4,409	$-

(1) Appraisal value, as reported, does not reflect the pay-off of any senior liens or the cost to liquidate the collateral, but does reflect only the Bank’s share of the collateral if it is a participated loan.

Credit 1 has been paid down by $334 thousand in 2015 as the result of real estate sales. All other real estate is listed for sale except the commercial real estate that is used for business operations.  The Bank is reviewing a possible troubled debt restructuring for this credit during the first quarter of 2016.  Credit 2 is a TDR that is in compliance with its modified terms. Credit 3 is being operated as part of an estate liquidation. The property has been listed for sale and a forebearance agreement has been signed with the Bank.  Credit 4 was paid off in March 2016.

In addition to monitoring nonaccrual loans, the Bank also closely monitors impaired loans and troubled debt restructurings (TDR).  A loan is considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all interest and principal payments due according to the originally contracted terms of the loan agreement.  Nonaccrual loans (excluding consumer purpose loans) and TDR loans are considered impaired. For impaired loans with balances less than $250 thousand and consumer purpose loans, a specific reserve analysis is not performed and these loans are added to the general allocation pool.  In accordance with financial accounting standards, TDR loans are always considered impaired until they are paid-off.  However, an impaired TDR loan can be a performing loan.  Impaired loans totaled $16.8 million at year-end compared to $26.6 million at December 31, 2014. Included in the impaired loan total are $13.3 million of TDR loans. Note 6 of the accompanying financial statements provides additional information on the composition of the impaired loans, including the allowance for loan loss that has been established for impaired loans.

A loan is considered a troubled debt restructuring (TDR) if the creditor (the Bank), for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. These concessions may include lowering the interest rate, extending the maturity, reamortization of payment, or a combination of multiple concessions.  The Bank reviews all loans rated 6 or worse when it is providing a loan restructure, modification or new credit facility to determine if the action is a TDR.  If a TDR loan is placed on nonaccrual status, it remains on nonaccrual status for at least six months to ensure performance. See Note 6 in the accompanying financial statements for additional information on TDR loans.

Allowance for Loan Losses:

Management monitors loan performance on a monthly basis and performs a quarterly evaluation of the adequacy of the allowance for loan losses (ALL). The ALL is determined by segmenting the loan portfolio based on the loan’s collateral. When calculating the ALL, consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, historical charge-offs, the adequacy of the underlying collateral (if collateral dependent) and other relevant factors. The Bank begins enhanced monitoring of all loans rated 6 (OAEM) or worse, and obtains a new appraisal or asset valuation for any placed on nonaccrual and rated 7 (substandard) or worse. Management, at its discretion, may determine that additional adjustments to the appraisal or valuation are required.  Valuation adjustments will be made as necessary based on factors, including, but not limited to: the economy, deferred maintenance, industry, type of property/equipment, age of the appraisal, etc. and the knowledge Management has about a particular situation. In addition, the cost to sell or liquidate the collateral is also estimated and deducted from the valuation in order to determine the net realizable value to the Bank. When determining the allowance for loan losses, certain factors involved in the evaluation are inherently subjective and require material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans. Management monitors the adequacy of the allowance for loan losses on an ongoing basis and reports its adequacy quarterly to the Credit Risk Oversight Committee of the Board of Directors. Management believes that the allowance for loan losses at December 31, 2015 is adequate.

The analysis for determining the ALL is consistent with guidance set forth in generally accepted accounting principles (GAAP) and the Interagency Policy Statement on the Allowance for Loan and Lease Losses. The analysis has two components, specific and general allocations. The specific component addresses specific reserves established for impaired loans. A loan is considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all interest and principal payments due according to the originally contracted terms of the loan agreement.  Collateral values discounted for market conditions and selling costs are used to establish specific allocations for impaired loans. However, it is possible that as a result of the credit analysis, a specific reserve is not required for an impaired loan. The balance of impaired loans and the ALL for these loans declined in 2015. At December 31, 2015, the Bank had established a specific reserve of $9 thousand on one loan compared to a specific reserve of $231 thousand one-year earlier. The specific reserve has decreased since year-end 2014, primarily as the result of a second quarter 2015 charge-off of $200 thousand on a large nonaccrual loan that eliminated the $162 thousand specific reserve on this credit at December 31, 2014. This loan was then paid off.  Note 6 of the accompanying financial statements provides additional information about the ALL established for impaired loans.

The general allocation component addresses the reserves established for pools of homogenous loans. The general component includes a quantitative and qualitative analysis. When calculating the general allocation, the Bank segregates its loan portfolio into the following sectors based primarily on the type of supporting collateral:  residential real estate, commercial, industrial or agricultural real estate; commercial and industrial (C&I non-real estate), and consumer.  The residential real estate sector is further segregated by first lien loans, junior liens and home equity products, and residential real estate construction.  The quantitative analysis uses the Bank’s twenty quarter rolling historical loan loss experience adjusted for factors derived from current economic and market conditions that have been determined to have an effect on the probability and magnitude of a loss. Prior to 2015, the Bank was using an eight quarter rolling history for the quantitative analysis. The change to a longer historical period is based upon improving charge-offs and a more stable and slowly improving economy.   As credit quality improved the Bank began to see lower charge-offs.  The Bank believes that an eight quarter historical period presented the loss history during a very favorable period and it may not accurately reflect historical trends.  It believes that a twenty quarter period covers a longer economic cycle and more accurately reflects its loss history and therefore is a more appropriate factor for calculating the general reserve in the current environment.  The historical loss experience factor for the general allocation was 1.07% of gross loans ($8.4 million) at December 31, 2015, compared to 1.1% of gross loans ($7.3 million) at the prior year-end. Included in the qualitative reserve was an unallocated reserve of $1.3 million and $1.0 million at December 31, 2015 and 2014, respectively. The qualitative analysis utilizes a risk matrix that incorporates qualitative and environmental factors such as: loan volume, management, loan review process, credit concentrations, competition, and legal and regulatory issues. These factors are each risk rated from minimal to high risk and in total can add up to a qualitative factor of 37.5 basis points of gross loans.  At December 31, 2015, the qualitative factor was 21.5 basis points, ($1.7 million) an increase from $1.6 million at the prior year-end. These factors are determined on the basis of Management’s observation, judgment and experience.

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

The following table shows, by loan segment, the activity in the ALL, the amount of the allowance established in each category and the loans that were evaluated for the ALL under a specific reserve (individually) and those that were evaluated under a general reserve (collectively) as of December 31, 2015.

Table 14. Loan Segment of the Allowance for Loan Losses

(Dollars in thousands)	Residential Real Estate 1-4 Family
		Junior Liens &			Commercial
	First Liens	Lines of Credit	Construction		Real Estate	Commercial	Consumer	Unallocated	Total

Allowance at December 31, 2014	$994	$271		$214	$4,978	$1,515	$127	$1,012	$9,111
Charge-offs	(43)	(39)		(21)	-	(270)	(198)	-	(571)
Recoveries	7	-		18	14	148	74	-	261
Provision	31	76		(17)	657	126	99	313	1,285
Allowance at December 31, 2015	$989	$308		$194	$5,649	$1,519	$102	$1,325	$10,086

Allowance established for loans evaluated:
Individually	$-	$-	$		$-	$9	$-	$-	$9
Collectively	989	308		194	5,649	1,510	102	1,325	10,077
Allowance at December 31, 2015	$989	$308		$194	$5,649	$1,519	$102	$1,325	$10,086

Loans evaluated for allowance:
Individually	$930	$51		$502	$14,309	$230	$-	$-	$16,022
Collectively	160,548	50,862		7,386	326,386	215,712	5,100	-	765,994
Total	$161,478	$50,913		$7,888	$340,695	$215,942	$5,100	$-	$782,016

The following tables shows the allocation of the allowance for loan losses by loan category as of December 31 for each of the past five years.

Table 15. Allocation of the Allowance for Loan Losses

(Dollars in thousands)	2015		2014		2013		2012		2011
		% of		% of		% of		% of		% of
	Balance	Allowance	Balance	Allowance	Balance	Allowance	Balance	Allowance	Balance	Allowance
Residential real estate 1-4 family
First liens	$989	10	$994	11	$913	9	$744	7	$955	10
Junior liens and lines of credit	308	3	271	3	228	2	260	3	275	3
Total	1,297	13	1,265	14	1,141	12	1,004	10	1,230	13
Residential real estate construction	194	2	214	2	276	3	882	8	1,207	12
Commercial real estate	5,649	56	4,978	55	5,196	54	6,078	59	5,016	52
Commercial	1,519	15	1,515	17	2,099	22	1,437	14	1,526	16
Consumer	102	1	127	1	138	1	181	2	227	2
Unallocated	1,325	13	1,012	11	852	9	797	8	517	5
	$10,086	100	$9,111	100	$9,702	100	$10,379	100	$9,723	100

The allocation of the allowance for loan losses is based on estimates and is not intended to imply limitations on the usage of the allowance. The entire allowance is available to absorb any losses without regard to the category in which the loan is classified.

The following table shows the percentage of the loans in each category to total gross loans as of December 31 for each of the past five years:

	2015	2014	2013	2012	2011
Residential real estate 1-4 family
First liens	21%	22%	22%	21%	19%
Junior liens and lines of credit	6%	6%	6%	6%	6%
Total	27%	28%	28%	27%	25%
Residential real estate construction	1%	1%	2%	2%	3%
Commercial real estate	43%	45%	45%	48%	47%
Commercial	28%	25%	24%	22%	24%
Consumer	1%	1%	1%	1%	1%
	100%	100%	100%	100%	100%

The Bank added $1.3 million to the ALL through the provision for loan loss expense in 2015 compared to $764 thousand in the prior year. The increase in the provision expense was due primarily to growth in the commercial loan portfolio, a slight increase in the general allocation factor due to changing to a twenty quarter loss history and an increase in the unallocated component due to the level of imprecision inherent in the model. Charged-off loans usually result from: (1) a borrower being legally relieved of loan repayment responsibility through bankruptcy, (2) insufficient proceeds from the sale of collateral to repay a loan; or (3) the borrower and/or guarantor does not own other marketable assets that, if sold, would generate sufficient sale proceeds to repay a loan.

The Bank recorded net loan charge-offs of $310 thousand in 2015 and it was the fourth straight year of a decline in net charge-offs. The following table presents details on activity in the ALL as well as key ALL ratios.

Table 16. Historical Allowance for Loan Losses

	December 31
(Dollars in thousands)	2015	2014	2013	2012	2011

Balance at beginning of year	$9,111	$9,702	$10,379	$9,723	$8,801
Charge-offs:
Residential real estate 1-4 family
First liens	(43)	(291)	(547)	(251)	(324)
Junior liens and lines of credit	(39)	-	(45)	(71)	(202)
Total	(82)	(291)	(592)	(322)	(526)
Residential real estate construction	(21)	(41)	-	-	(2,352)
Commercial real estate	-	(408)	(2,855)	(3,298)	(3,817)
Commercial	(270)	(644)	(363)	(861)	(115)
Consumer	(198)	(189)	(162)	(236)	(237)
Total charge-offs	(571)	(1,573)	(3,972)	(4,717)	(7,047)

Recoveries:
Residential real estate 1-4 family
First liens	7	21	13	1	30
Junior liens and lines of credit	-	-	-	25	10
Total	7	21	13	26	40
Residential real estate construction	18	-	-	-	-
Commercial real estate	14	50	203	13	306
Commercial	148	65	100	21	11
Consumer	74	82	59	88	88
Total recoveries	261	218	375	148	445
Net charge-offs	(310)	(1,355)	(3,597)	(4,569)	(6,602)
Provision for loan losses	1,285	764	2,920	5,225	7,524
Balance at end of year	$10,086	$9,111	$9,702	$10,379	$9,723

Ratios:
Net charge-offs/average gross loans	0.04%	0.19%	0.49%	0.60%	0.86%
Net charge-offs/provision for loan losses	24.12%	177.36%	123.18%	87.44%	87.75%
ALL as a percentage of loans	1.29%	1.25%	1.34%	1.38%	1.27%

The Bank holds $6.5 million of other real estate owned (OREO), comprised of seven properties compared to $3.7 million and five properties one year earlier.  See Note 1 and Note 8 of the accompanying financial statements for additional information on OREO. The following table provides additional information on significant other real estate owned properties.

Table 17. Other Real Estate Owned

December 31, 2015
(Dollars in thousands)
	Date
	Acquired	Balance	Description of Property	Location

Property 1	2012	$2,508	1st, 2nd, and 3rd liens residential development land - 4 tracts with 196 acres	PA

Property 2	2015	3,039	1st lien on 90 acres undeveloped commercial real estate	PA

		$5,547

Property 1 was written down by $250 thousand in the third quarter of 2015 due to a bona-fide letter-of-intent that was received for the purchase of the property. The potential buyer is currently performing a due diligence review on the property. Property 2 had previously been in nonaccrual status and was moved to other real estate when the owner could not comply with the terms of a forebearance agreement. This property is part of a  participated credit and the workout is being handled by the lead bank.

At December 31, 2015, the Bank had $218 thousand of residential properties in the process of foreclosure compared to $763 thousand at the end of 2014.

Goodwill:

The Bank has $9.0 million of goodwill recorded on its balance sheet as the result of corporate acquisitions.  Goodwill is not amortized, nor deductible for tax purposes.   However, goodwill is tested for impairment at least annually in accordance with ASC Topic 350.   Goodwill was tested for impairment as of August 31, 2015. The impairment test was conducted following the step-one test under ASC Topic 350. The Corporation chose not to use the qualitative assessment method for the August 31, 2015 test primarily due to the fact that the Corporation’s stock price was trading below its book value. The Corporation uses several different weighted methods to determine the fair value of the reporting unit under the step-one test, including a dividend analysis, comparable sale transactions, and change of control premium estimates. If the step-one test fails, a more comprehensive step-two test is performed before a final determination of impairment is made. If goodwill is determined to be impaired, an impairment write-down is charged to results of operations in the period in which the impairment is determined.  As a result of the step-one test, the estimated fair value of the Corporation exceeded its carrying value by approximately 38% (compared to 37% in 2014) and Management determined goodwill was not impaired.  The increase in the valuation excess compared to 2014 is primarily the result of an increase in the Corporation’s stock price during 2015 and improved financial performance. At December 31, 2015, Management subsequently considered certain qualitative factors affecting the Corporation and determined that it was not likely that the results of the prior test had changed and it determined that goodwill was not impaired at year-end.

Deposits:

The Bank depends on deposits generated by its community banking offices as its primary source of funds.  The Bank offers numerous deposit products including demand deposits (noninterest and interest-bearing accounts), savings, money management accounts, and time deposits (certificates of deposits/CDs). Table 18 shows a comparison of the major deposit categories over a five-year period, including balances and the percentage change in balances year-over-year. Table 3, presented previously, shows the average balance of the major deposit categories and the average cost of these deposits over a three year period.

Table 18. Deposits

	December 31
(Dollars in thousands)	2015		2014		2013		2012		2011
		%		%		%		%
	Balance	Change	Balance	Change	Balance	Change	Balance	Change	Balance
Noninterest-bearing checking	$152,095	11.1	$136,910	12.6	$121,565	(1.7)	$123,623	18.6	$104,245
Interest-bearing checking	232,181	19.1	194,992	8.1	180,450	33.2	135,454	15.3	117,479
Money management	379,331	(2.2)	388,043	4.8	370,401	(2.5)	380,079	16.5	326,219
Savings	69,174	10.4	62,637	5.5	59,394	3.9	57,165	10.5	51,728
Retail time deposits	82,468	(11.3)	92,973	(14.1)	108,283	(15.3)	127,861	(13.3)	147,479
Brokered time deposits	3,263	(42.0)	5,626	(0.1)	5,631	(88.8)	50,258	23.1	40,836
Total deposits	$918,512	4.2	$881,181	4.2	$845,724	(3.3)	$874,440	11.0	$787,986

Noninterest-bearing checking:  Noninterest-bearing demand deposit accounts represent a very valuable funding source to the Bank. The category increased by 11.1 % in 2015 with the increase occurring primarily in commercial and retail checking accounts.

Interest-bearing checking: This category saw an increase in both the ending and average balance for the year compared to prior year-end. The growth in this category occurred primarily in the new fully-insured interest-bearing checking account that was introduced in 2013.  This account attracted commercial and large dollar accounts that lost the full FDIC insurance coverage at the end of 2013. In addition, the Bank actively moved the majority of its Repo accounts into this fully-insured product.

Money management:  This category showed a decrease from the prior year, primarily in commercial accounts, which were partially offset by increases in retail accounts.

Savings:  Savings accounts increased 10.4% during the year and represents the seventh consecutive year of growth. Retail savings accounts, IRA savings and health savings accounts accounted for the largest growth categories within this product.

Time deposits:  Retail time deposits have declined for the sixth consecutive year. Retail time deposits greater than $100 thousand totaled $21.0 million compared to $24.0 million at year-end 2014.  Consumers do not seem to be inclined to invest in longer maturity deposits as they want more liquid accounts and are afraid of missing out on the opportunity to take advantage of rising rates, whenever that may occur. As a result of this sentiment, the Bank has seen some maturing CDs migrate to the Money Management product and new CDs being written for short-terms. In 2016, 64% of the Bank’s retail CDs will mature.

At year-end 2015 the Bank had $3.3 million placed into the CDARS program that allows the Bank to offer full FDIC coverage to large depositors, but with the convenience to the customer of only having to deal with one bank.  The Bank solicits these deposits from within its market and it believes they present no greater risk than any other local deposit. However, regulatory guidance requires that these deposits be classified as brokered deposits. The Bank had no wholesale brokered CDs at year-end.

The Bank continues to review different methods of funding growth that include traditional deposits and other wholesale sources. Competition from other local financial institutions, internet banks and brokerages will continue to be a challenge for the Bank in its efforts to attract new and retain existing deposit accounts.  This competition is not expected to lessen in the future.

The following table shows the maturity of outstanding time deposits of $100,000 or more at December 31, 2015:

Table 19. Time Deposits of $100,000 or More

	Retail	Brokered	Total
(Dollars in thousands)	Time Deposits	Time Deposits	Time Deposits
Maturity distribution:
Within three months	$6,075	$-	$6,075
Over three through six months	3,168	250	3,418
Over six through twelve months	4,687	1,958	6,645
Over twelve months	7,053	517	7,570
Total	$20,983	$2,725	$23,708

Borrowings:

Short-term Borrowings: Short-term borrowings from the FHLB are in the form of a revolving term commitment. The short-term FHLB borrowings are used as overnight borrowings to fund the short-term liquidity needs of the Bank.  These borrowings reprice on a daily basis and the interest rate fluctuates with short-term market interest rates. At December 31, 2015, the available amount on this line of credit was $35.0 million.

The Bank had previously used securities sold under repurchase agreements (Repo), which are accounted for as collateralized financings, as an additional funding source. During 2014, the Bank began the process of closing this product and transitioning these accounts into a fully-insured sweep deposit product. At the end of 2014, the Bank had one remaining Repo account and it was closed on January 2, 2015. By moving accounts out of the Repo product, the Bank was able to free up its investment collateral and improve its liquidity position by having less pledged collateral. The following table presents information about the Bank’s Repo product and short-term borrowings.

Table 20. Short-Term Borrowings and Securities Sold Under Agreements to Repurchase

(Dollars in thousands)	2015		2014		2013
	Short-Term	Repurchase	Short-Term	Repurchase	Short-Term	Repurchase
	Borrowings	Agreements	Borrowings	Agreements	Borrowings	Agreements
Ending balance	$-	$-	$-	$9,079	$-	$23,834
Average balance	923	25	-	8,539	-	32,407
Maximum month-end balance	3,500	-	-	17,755	-	52,880
Weighted-average interest rate	0.38%	0.15%	-	0.15%	-	0.15%

Long-term Debt:  During 2014, the Bank prepaid its remaining advances with FHLB and the Bank had no long-term debt outstanding during 2015.

Shareholders’ Equity:

Shareholders’ equity increased $7.9 million to $111.4 million at December 31, 2015. The Corporation added $7.1 million to retained earnings after declaring $3.1 million in dividends.  The Dividend Reinvestment Plan (DRIP) added $1.2 million in new capital during 2015.   The Corporation declared regular cash dividends per share of $0.74 in 2015. The increase in net income reduced the dividend payout ratio to 30.8% in 2015 compared to 33.9% in 2014. The Corporation made no repurchases of its stock in 2015.

The Board of Directors has in the past authorized the repurchase of the Corporation’s $1.00 par value common stock. The repurchased shares can be held as treasury shares available for issuance in connection with future stock dividends and stock splits, employee benefit plans, executive compensation plans and other appropriate corporate purposes. The term of the repurchase plans is normally one year. For additional information on Shareholders’ Equity refer to Note 18 of the accompanying consolidated financial statements.  There was no stock repurchase plan in place during 2015.

The Corporation’s dividend reinvestment plan (DRIP) allows for shareholders to purchase additional shares of the Corporation’s common stock by reinvesting cash dividends paid on their shares or through optional cash payments.  The Corporation has authorized 1,000,000 shares of common stock to be issued under the amended plan.  During 2015, 52,755 shares of common stock were purchased through the dividend reinvestment plan at a value of $1.2 million  and 639,585 shares remain to be issued.

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

The Corporation, as a bank holding company, is required to comply with the capital adequacy standards established by Federal Reserve Board.  The Bank is required to comply with capital adequacy standards established by the FDIC. In addition, the Pennsylvania Department of Banking also requires state chartered banks to maintain a 6% leverage capital level and 10% risk based capital, defined substantially the same as the federal regulations.

In July 2013, Federal banking regulators approved the final rules from the Basel Committee on Banking Supervision for the regulation of capital requirements for bank holding companies and U.S banks, generally referred to as “Basel III.” The Basel III standards were effective for the Corporation and the Bank, effective January 1, 2015 (subject to a phase-in period for certain provisions).  Basel III imposes significantly higher capital requirements and more restrictive leverage and liquidity ratios than those previously in place.  The capital ratios to be considered “well capitalized” under Basel III are: (1) Common Equity Tier 1(CET1) of 6.5%, (2) Tier 1 Leverage of 5%, (3)Tier 1 Risk-Based Capital of 8%, and (4) Total Risk-Based Capital of 10%.  The CET1 ratio is a new capital ratio under Basel III and the Tier 1 risk-based capital ratio of 8% has been increased from 6%. The rules also include changes in the risk weights of certain assets to better reflect credit and other risk exposures. In addition, a capital conservation buffer will be phased-in beginning January 1, 2016 at 0.125%, increasing each year until fully implemented in 2019 at 2.5% above the minimum capital ratios required to avoid any capital distribution restrictions. The capital conservation buffer will be applicable to all of the capital ratios except for the Tier1 Leverage ratio. When fully implemented, the capital conservation buffer will have the effect of increasing the minimum capital ratios by 2.5%.  As of December 31, 2015, the Bank was “well capitalized’ under the Basel III requirements and believes it would be “well capitalized” on a fully-phased in basis had such a requirement been in effect.  The minimum capital ratios (shown as “adequately capitalized”) and the “well capitalized” capital ratios are reported on Note 2 of the accompanying financial statements. The following table provides information on the Corporation’s capital ratio.

Table 21. Capital Ratios

	December 31
	2015	2014	2013
Common Equity Tier 1 risk-based capital ratio	15.08%	-	-
Total risk-based capital ratio	16.34%	15.49%	14.24%
Tier 1 risk-based capital ratio	15.08%	14.19%	12.97%
Tier 1 leverage ratio	10.59%	9.69%	9.14%

For additional information on capital adequacy refer to Note 2 of the accompanying consolidated financial statements

Local Economy

The Corporation’s primary market area includes Franklin, Fulton, Cumberland and Huntingdon County, PA.  This area is diverse in demographic and economic makeup.  County populations range from a low of approximately 15,000 in Fulton County to over 243,000 in Cumberland County. Unemployment in the Bank’s market area has improved during 2015 and ranges from a low of 3.5% in Cumberland County to high of 5.5% in Fulton County.  The market area has a diverse economic base and local industries include, warehousing, truck & rail shipping centers, light and heavy manufacturers, health-care, higher education institutions, farming and agriculture, and a varied service sector.  The Corporation’s primary market area is located in south central Pennsylvania and provides easy access to the major metropolitan markets on the east coast via trucking and rail transportation. Because of this, warehousing and distribution companies continue to find the area attractive. The local economy is not overly dependent on any one industry or business and Management believes that the Bank’s primary market area continues to be well suited for growth.  The following provides selected economic data for the Bank’s primary market:

Economic Data

	December 31
	12/31/2015	12/31/2014
Unemployment Rate (seasonally adjusted)
Market area range (1)	3.5 - 5.5%	3.6 - 5.8%
Pennsylvania	5.0%	5.1%
United States	5.0%	5.8%

Housing Price Index - year over year change
PA, nonmetropolitan statistical area	2.0%	0.5%
United States	5.6%	5.7%

Franklin County Building Permits - year over year change
Residential, estimated	-15.6%	32.7%
Multifamily, estimated	-65.0%	157.8%

(1) Franklin, Cumberland, Fulton and Huntingdon Counties

Unlike many companies, the assets and liabilities of the Corporation are financial in nature. As such, interest rates and changes in interest rates may have a more significant effect on the Corporation’s financial results than on other types of industries. Because of this, the Corporation watches the actions of the Federal Reserve Open Market Committee (FOMC) as it makes decisions about interest rate changes and monetary policy.  In December 2015, the FOMC made a “lift-off” decision—the first increase in the federal funds rate target range, and consequently the prime rate, in nearly 10 years.  Looking ahead to 2016, the timing and magnitude or rate increases will be data dependent.  In determining the timing and size of future adjustments to the target range for the federal funds rate, the FOMC will assess realized and expected economic conditions relative to its objectives of maximum employment and 2 percent inflation.  We expect that the normalization of monetary policy will be quite gradual.  With the expectations of moderate growth and uncertainties overseas, there may be a long wait between a few rate hikes.

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

Historically, the Corporation has satisfied its liquidity needs from earnings, repayment of loans, amortizing and maturing investment securities, loan sales, deposit growth and its ability to access existing lines of credit.  All investment securities are classified as available for sale; therefore, securities that are not pledged as collateral for borrowings are an additional source of readily available liquidity, either by selling the security or, more preferably, to provide collateral for additional borrowing. At December 31, 2015, the Bank had approximately $74 million (fair value) of its investment portfolio pledged as collateral for deposits.  Another source of available liquidity for the Bank is a line of credit with the FHLB.  At December 31, 2015, the Bank had approximately $35 million available on this line of credit and $6 million in an unsecured line of credit at a  correspondent bank.  The Corporation’s maximum borrowing capacity with the FHLB at December 31, 2015 was approximately $252 million.

The FHLB system has always been a major source of funding for community banks. There are no indicators that lead the Bank to believe the FHLB will discontinue its lending function or restrict the Bank’s ability to borrow.  If either of these events were to occur, it would have a negative effect on the Bank and it is unlikely that the Bank could replace the level of FHLB funding in a short time.

The Bank has established credit at the Federal Reserve Discount Window and as of year-end had the ability to borrow approximately $24 million.

Off Balance Sheet Commitments

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk.  These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet loans and lines of credit.  Because these unfunded instruments have fixed maturity dates and many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation.  Unused commitments and standby letters of credit totaled $265.4 million and $25.9 million, respectively, at December 31, 2015, compared to $248.3 million and $22.7 million, respectively, at December 31, 2014. See Note 19 of the accompanying consolidated financial statements for more information on commitments and contingencies.

Management believes that any amounts actually drawn upon can be funded in the normal course of operations.  The Corporation has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity.

The following table represents the Corporation’s aggregate on and off balance sheet contractual obligations to make future payments as of December 31, 2015.

Table 22. Contractual Obligations

(Dollars in thousands)
	1 year			Over
	and under	Years 2-3	Years 4-5	5 years	Total
Time deposits	$54,466	$24,296	$6,969	$-	$85,731
Operating leases	734	1,277	983	4,514	7,508
Deferred compensation	146	292	292	148	878
Estimated future pension payments	1,616	2,197	2,671	5,398	11,882
Total	$56,962	$28,062	$10,915	$10,060	$105,999

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

The Corporation uses several tools to measure and evaluate interest rate risk.  One tool is interest rate sensitivity or gap analysis.  Gap analysis classifies assets and liabilities by repricing and maturity characteristics and provides Management with an indication of how different interest rate scenarios will impact net interest income.  Table 23 presents a gap analysis of the Corporation’s balance sheet at December 31, 2015. A positive gap in the under one-year time interval suggests that, all else being equal, the Corporation’s near-term earnings would rise in a higher interest rate environment and decline in a lower rate environment. A negative gap suggests the opposite result.  At December 31, 2015, the Corporation’s cumulative gap position at one year was negative.  However, the incremental benefit of future rate decreases has been reduced as the rates paid on the Bank’s liabilities have been reduced greatly, leaving little room for future reductions.  In addition, many of the liabilities are reported in Table 23 at the earliest period at which the rate could change. Since these rates change at the discretion of the Bank, certain liabilities may or may not be repriced with the same magnitude or at the same time as market rates. These circumstances are not captured by a gap analysis.  Consequently, gap analysis is not a good indicator of future earnings.

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

Table 24 presents the results of three different rate change scenarios and measures the change in net interest income against a base (unchanged) scenario.  As shown, the Bank’s net interest income compared to the base scenario decreases in the down 100 basis point scenario, but increases in each of the up scenarios. For each scenario, interest rate changes are ramped up or down over a period of 1 year, except for the plus 400 basis point scenario which is ramped over 2 years. The Bank believes a ramp scenario is more realistic than an interest rate shock scenario; however, the Bank also runs scenarios using shocks and yield curve twists.  Economic value of equity (EVE) is defined as the estimated discounted present value of assets minus the discounted present value of liabilities and is a surrogate for long-term earnings. EVE measures the degree to which the economic value of a bank changes under different rate scenarios. EVE focuses on a longer-term time horizon and captures all balance sheet cash flows and is more effective in considering embedded options. The discount rates used in the EVE calculation are based on market rates for like assets and liabilities and the balance sheet position is held constant in order to isolate the risk of interest rate changes. For EVE simulation, all rates change by the defined amount immediately and simultaneously in a shock fashion.

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

The following table shows interest rate sensitivity for the Corporation as of December 31, 2015.

Table 23. Interest Rate Sensitivity Analysis

(Dollars in thousands)	1-90	91-181	182-365	1-5	Beyond
	Days	Days	Days	Years	5 Years	Total
Interest-earning assets:
Interest -bearing deposits in other banks	$6,844	$4,934	$1,750	$4,474	$500	$18,502
Investment securities and restricted stock	10,578	5,868	14,271	84,060	45,478	160,255
Loans	281,606	34,605	98,922	262,042	104,841	782,016
Total interest-earning assets	299,028	45,407	114,943	350,576	150,819	960,773

Interest-bearing liabilities:
Interest-bearing checking	232,181	-	-	-	-	232,181
Money market deposit accounts	379,331	-	-	-	-	379,331
Savings	69,174	-	-	-	-	69,174
Time	17,926	13,852	22,688	31,265	-	85,731
Total interest-bearing liabilities	$698,612	$13,852	$22,688	$31,265	$-	$766,417

Interest rate gap	$(399,584)	$31,555	$92,255	$319,311	$150,819	$194,356
Cumulative interest rate gap	$(399,584)	$(368,029)	$(275,774)	$43,537	$194,356

Table 24. Sensitivity to Changes in Market Interest Rates

(Dollars in thousands)	Net Interest Income		Economic Value of Equity (EVE)
Change in rates (basis points)	Projected	% Change	Projected	% Change
+400	$33,856	3.4%	$162,771	-2.3%
+200	$33,616	2.6%	$166,934	0.2%
unchanged	$32,755	-	$166,581	-
-100	$32,242	-1.6%	$131,406	-21.1%

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

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Franklin Financial Services Corporation

Chambersburg, Pennsylvania

We have audited the accompanying consolidated balance sheets of Franklin Financial Services Corporation and its subsidiaries (the “Corporation”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Franklin Financial Services Corporation and its subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Harrisburg, Pennsylvania

March 9, 2016

Consolidated Balance Sheets

(Dollars in thousands, except per share data)	December 31
	2015	2014
Assets
Cash and due from banks	$20,664	$14,258
Interest-bearing deposits in other banks	18,502	34,335
Total cash and cash equivalents	39,166	48,593
Investment securities available for sale, at fair value	159,473	171,751
Restricted stock	782	438
Loans held for sale	461	389
Loans	782,016	726,531
Allowance for loan losses	(10,086)	(9,111)
Net Loans	771,930	717,420
Premises and equipment, net	14,759	15,046
Bank owned life insurance	22,364	22,098
Goodwill	9,016	9,016
Other intangible assets	-	181
Other real estate owned	6,451	3,666
Deferred tax asset, net	4,758	4,328
Other assets	6,135	8,522
Total assets	$1,035,295	$1,001,448

Liabilities
Deposits
Noninterest-bearing checking	$152,095	$136,910
Money management, savings and interest checking	680,686	645,672
Time	85,731	98,599
Total Deposits	918,512	881,181
Securities sold under agreements to repurchase	-	9,079
Other liabilities	5,407	7,667
Total liabilities	923,919	897,927

Shareholders' equity
Common stock, $1 par value per share,15,000,000 shares authorized with
4,659,319 shares issued and 4,275,879 shares outstanding at December 31, 2015 and
4,606,564 shares issued and 4,218,330 shares outstanding at December 31, 2014	4,659	4,607
Capital stock without par value, 5,000,000 shares authorized with no
shares issued and outstanding	-	-
Additional paid-in capital	38,778	37,504
Retained earnings	78,517	71,452
Accumulated other comprehensive loss	(3,722)	(3,100)
Treasury stock, 383,440 and 388,234 shares at cost at December 31, 2015 and 2014,
respectively	(6,856)	(6,942)
Total shareholders' equity	111,376	103,521
Total liabilities and shareholders' equity	$1,035,295	$1,001,448

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Income

(Dollars in thousands, except per share data)	Years ended December 31
	2015	2014	2013
Interest income
Loans, including fees	$30,279	$30,382	$32,457
Interest and dividends on investments:
Taxable interest	2,415	2,618	1,783
Tax exempt interest	1,607	1,512	1,509
Dividend income	67	100	80
Deposits and obligations of other banks	247	182	213
Total interest income	34,615	34,794	36,042

Interest expense
Deposits	2,367	2,743	3,839
Securities sold under agreements to repurchase	-	13	48
Short-term borrowings	4	-	-
Long-term debt	-	424	491
Total interest expense	2,371	3,180	4,378
Net interest income	32,244	31,614	31,664
Provision for loan losses	1,285	764	2,920
Net interest income after provision for loan losses	30,959	30,850	28,744

Noninterest income
Investment and trust services fees	5,036	4,575	4,429
Loan service charges	971	917	879
Mortgage banking activities	31	37	47
Deposit service charges and fees	2,318	2,094	1,831
Other service charges and fees	1,239	1,201	907
Debit card income	1,368	1,320	1,236
Increase in cash surrender value of life insurance	551	568	605
Net gain (loss) on sale of other real estate owned	32	50	(99)
OTTI losses on debt securities	(20)	(20)	(25)
Gain on conversion of investment security	728	-	-
OTTI loss on equity securities	-	-	(50)
Securities gains, net	8	280	33
Other	390	109	240
Total noninterest income	12,652	11,131	10,033

Noninterest expense
Salaries and employee benefits	17,186	17,179	16,590
Occupancy, net	2,240	2,359	2,259
Furniture and equipment	924	976	975
Advertising	1,105	1,225	1,384
Legal and professional	1,093	1,221	1,172
Data processing	2,051	1,824	1,713
Pennsylvania bank shares tax	815	694	815
Intangible amortization	181	517	425
FDIC insurance	663	908	979
ATM/debit card processing	830	730	706
Foreclosed real estate	462	315	293
Telecommunications	555	488	467
Other	3,031	3,137	3,472
Total noninterest expense	31,136	31,573	31,250
Income before federal income tax expense	12,475	10,408	7,527
Federal income tax expense	2,271	2,006	1,295
Net income	$10,204	$8,402	$6,232

Per share
Basic earnings per share	$2.40	$2.01	$1.51
Diluted earnings per share	$2.40	$2.00	$1.51
Cash dividends declared	$0.74	$0.68	$0.68
The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Comprehensive Income

	Years ended December 31
(Dollars in thousands)	2015	2014	2013
Net Income	$10,204	$8,402	$6,232

Securities (1):
Unrealized (losses) gains arising during the period	(498)	3,353	(3,326)
Reclassification adjustment for net (gains) losses and OTTI included in net income	(716)	(260)	42
Net unrealized (losses) gains	(1,214)	3,093	(3,284)
Tax effect	413	(1,052)	1,117
Net of tax amount	(801)	2,041	(2,167)

Derivatives (2):
Unrealized gains (losses) arising during the period	31	(12)	17
Reclassification adjustment for losses included in net income	160	382	525
Net unrealized gains	191	370	542
Tax effect	(65)	(126)	(184)
Net of tax amount	126	244	358

Pension (3):
Change in plan assets and benefit obligations	175	(824)	2,107
Reclassification adjustment for prior service costs arising during the period	(94)	(220)	(345)
Net unrealized gains (losses)	81	(1,044)	1,762
Tax effect	(28)	355	(599)
Net of tax amount	53	(689)	1,163

Total other comprehensive (loss) income	(622)	1,596	(646)

Total Comprehensive Income	$9,582	$9,998	$5,586

Reclassification adjustment / Statement line item	Tax expense (benefit)
(1) Securities / gain on conversion & securities (gains) losses, net	$243	$88	$14
(2) Derivatives / interest expense on deposits	$(54)	$(130)	$(179)
(3) Pension / Salary & Benefits	$(32)	$(75)	$(117)

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Changes in Shareholders' Equity

For years ended December 31, 2015, 2014, and 2013:

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
(Dollars in thousands, except per share data)	Stock	Capital	Earnings	Loss	Stock	Total
Balance at December 31, 2012	$4,503	$35,788	$62,475	$(4,050)	$(7,082)	$91,634

Net income	-	-	6,232	-	-	6,232
Other comprehensive loss	-	-	-	(646)	-	(646)
Cash dividends declared, $0.68 per share	-	-	(2,810)	-	-	(2,810)
Treasury shares issued under stock option plans, 4,007 shares	-	(20)	-	-	72	52
Common stock issued under dividend reinvestment plan, 57,320 shares	58	868	-	-	-	926
Balance at December 31, 2013	4,561	36,636	65,897	(4,696)	(7,010)	95,388

Net income	-	-	8,402	-	-	8,402
Other comprehensive income	-	-	-	1,596	-	1,596
Cash dividends declared, $0.68 per share	-	-	(2,847)	-	-	(2,847)
Treasury shares issued under stock option plans, 3,793 shares	-	(9)	-	-	68	59
Common stock issued under dividend reinvestment plan, 45,864 shares	46	877	-	-	-	923
Balance at December 31, 2014	4,607	37,504	71,452	(3,100)	(6,942)	103,521

Net income	-	-	10,204	-	-	10,204
Other comprehensive loss	-	-	-	(622)	-	(622)
Cash dividends declared, $0.74 per share	-	-	(3,139)	-	-	(3,139)
Treasury shares issued under stock option plans, 4,794 shares	-	6	-	-	86	92
Common stock issued under dividend reinvestment plan, 52,755 shares	52	1,194	-	-	-	1,246
Stock option compensation expense	-	74	-	-	-	74
Balance at December 31, 2015	$4,659	$38,778	$78,517	$(3,722)	$(6,856)	$111,376

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows

	Years ended December 31
	2015	2014	2013
(Dollars in thousands)
Cash flows from operating activities
Net income	$10,204	$8,402	$6,232
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,328	1,422	1,488
Net amortization of loans and investment securities	1,659	1,818	1,860
Amortization and net change in mortgage servicing rights valuation	34	41	50
Amortization of intangibles	181	517	425
Provision for loan losses	1,285	764	2,920
Net realized gains on sales and calls of securities	(8)	(280)	(33)
Impairment writedown on securities recognized in earnings	20	20	75
Gain on conversion of investment security	(728)	-	-
Loans originated for sale	(9,121)	(8,904)	(10,207)
Proceeds from sale of loans	9,049	8,864	9,925
Writedown on premise and equipment	60	-	-
Writedown on other real estate owned	365	273	255
Net gain on sale or disposal of other real estate/other repossessed assets	(32)	(50)	-
Increase in cash surrender value of life insurance	(551)	(568)	(605)
Gain from surrender of life insurance policy	(103)	-	(22)
Stock option compensation	74	-	-
Decrease in other assets	2,443	1,036	1,806
(Decrease) increase in other liabilities	(2,369)	707	880
Deferred tax expense	(111)	294	348
Net cash provided by operating activities	13,679	14,356	15,397

Cash flows from investing activities
Proceeds from sales and calls of securities available for sale	1,381	5,421	5,188
Proceeds from maturities and paydowns of securities available for sale	30,123	25,369	32,184
Net (increase) decrease in restricted stock	(344)	1,468	1,665
Purchase of investment securities available for sale	(21,688)	(41,217)	(69,100)
Net (increase) decrease in loans	(58,496)	(4,506)	26,375
Proceeds from sale of other real estate/other repossessed assets	508	868	554
Proceeds from surrender of life insurance policy	-	-	105
Capital expenditures	(1,041)	(345)	(527)
Net cash used in investing activities	(49,557)	(12,942)	(3,556)

Cash flows from financing activities
Net increase in demand deposits, interest-bearing checking and savings accounts	50,199	50,772	35,489
Net decrease in time deposits	(12,868)	(15,315)	(64,205)
Net decrease in repurchase agreements	(9,079)	(14,755)	(18,375)
Long-term debt payments	-	(12,403)	(7)
Dividends paid	(3,139)	(2,847)	(2,810)
Cash received from option exercises	92	59	52
Common stock issued under dividend reinvestment plan	1,246	923	926
Net cash provided by (used in) financing activities	26,451	6,434	(48,930)

(Decrease) increase in cash and cash equivalents	(9,427)	7,848	(37,089)
Cash and cash equivalents as of January 1	48,593	40,745	77,834
Cash and cash equivalents as of December 31	$39,166	$48,593	$40,745

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest on deposits and other borrowed funds	$2,416	$3,240	$4,497
Income taxes	$3,016	$907	$725

Noncash Activities
Loans transferred to Other Real Estate	$3,626	$82	$390

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

Investment Securities – Management classifies its securities at the time of purchase as available for sale or held to maturity. At December 31, 2015 and 2014, all securities were classified as available for sale, meaning that the Corporation intends to hold them for an indefinite period of time, but not necessarily to maturity. Available for sale securities are stated at estimated fair value, adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments of interest income through call date or maturity.  The related unrealized holding gains and losses are reported as other comprehensive income or loss, net of tax, until realized.  Declines in the fair value of held-to-maturity and available-for-sale securities to amounts below cost that are deemed to be other-than-temporary are reflected in earnings as realized losses.  In estimating the other-than-temporary impairment losses, Management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) determines if the Corporation does not intend to sell the security or it if is not more likely than not that the Corporation will be required to sell the security before recovery of its amortized cost. When a determination is made that an other-than-temporary impairment exists but the Corporation does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, the other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income. Realized securities gains and losses are computed using the specific identification method. Gains or losses on the disposition of investment securities are based on the net proceeds and the adjusted carrying amount of the specific security sold. Any decision to sell a security classified as available for sale would be based on various factors, including significant movement in interest rates, changes in maturity or mix of the Bank’s assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors.

Restricted Stock– Restricted stock, which is carried at cost, consists of stock of the Federal Home Loan Bank of Pittsburgh (FHLB) and Atlantic Central Bankers Bank (ACBB).  The Bank held $782 thousand of restricted stock at the end of 2015. With the exception of $30 thousand, this investment represents stock in the FHLB that the Bank is required to hold in order to be a member of FHLB and is carried at a cost of $100 per share.  Federal law requires a member institution of the FHLB to hold FHLB stock according to a predetermined formula. Management evaluates the restricted stock for impairment in accordance with ASC Topic 320.  Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the banks as compared to the capital stock amount for the banks and the length of time this situation has persisted, (2) commitments by the banks to make payments required by law or regulation and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the banks.  As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support its operations.  There is not a public market for FHLB or ACBB stock and the benefits of membership (e.g., liquidity and low cost funding) add value to the stock beyond purely financial measures. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment. Management believes no impairment charge is necessary related to the FHLB or ACBB restricted stock as of December 31, 2015.

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

Loans Held for Sale – Mortgage loans originated and intended for sale in the secondary market at the time of origination are carried at the lower of cost or estimated fair value (determined on an aggregate basis).  All sales are made without recourse.  Loans held for sale at December 31, 2015 represent loans originated through a third-party brokerage agreement for a fee and present no price risk to the Bank.

Loan Servicing – Servicing assets are recognized as separate assets when rights are acquired through sale of financial assets.  A portion of the cost of originating the loan is allocated to the servicing right based on relative fair value.  Fair value is based on a valuation model that calculates the present value of estimated future net servicing income.  The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, prepayment speeds, default rates and losses.  Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the periods of, the estimated future net servicing income of the underlying financial assets.  Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to amortized cost.  For the purpose of computing impairment, mortgage servicing rights are stratified based on risk characteristics of the underlying loans that are expected to have the most impact on projected prepayments including loan type, interest rate and term.  Impairment is recognized through a valuation allowance to the extent that fair value is less than the capitalized amount.  If the Corporation later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income.  Servicing fee income is recorded for fees earned for servicing loans.  The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned.  The amortization of mortgage servicing rights is netted against loan servicing fee income.  Loans serviced by the Bank for the benefit of others totaled $21.6 million, $29.5 million and $34.6 million at December 31, 2015, 2014 and 2013, respectively.

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

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by Management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan by loan basis for commercial and commercial real estate loans by one of the following methods: the fair value of the collateral if the loan is collateral dependent,  the present value of expected future cash flows discounted at the loan’s effective interest rate or the loan’s obtainable market price.

The Corporation’s allowance for possible loan losses consists of three elements: (1) specific valuation allowances established for probable losses on specific loans, (2) historical valuation allowances calculated based on historical loan loss experience for similar loans with similar characteristics and trends, adjusted, as necessary to reflect the impact general economic conditions and other qualitative risk factors both internal and external to the Corporation and (3) an unallocated component. An unallocated component is maintained to cover uncertainties that could affect Management’s estimate of probable loss.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

Intangible Assets – The Bank has $9.0 million of goodwill recorded on its balance sheet as the result of corporate acquisitions.  Goodwill is not amortized, nor deductible for tax purposes.   However, goodwill is tested for impairment at least annually in accordance with ASC Topic 350.   Goodwill was tested for impairment as of August 31, 2015. The impairment test was conducted following the step-one test under ASC Topic 350. The Corporation chose not to use the qualitative assessment method for the August 31, 2015 test primarily due to the fact that the Corporation’s stock price was trading below its book value. The Corporation uses several different weighted methods to determine the fair value of the reporting unit under the step-one test, including a dividend analysis, comparable sale transactions, and change of control premium estimates. If the step-one test fails, a more comprehensive step-two test is performed before a final determination of impairment is made. If goodwill is determined to be impaired, an impairment write-down is charged to results of operations in the period in which the impairment is determined.  As a result of the step-one test, the estimated fair value of the Corporation exceeded its carrying value by approximately 38% (compared to 37% in 2014) and

Management determined goodwill was not impaired.  The increase in the valuation excess compared to 2014 is primarily the result of an increase in the Corporation’s stock price during 2015 and improved financial performance. At December 31, 2015, Management subsequently considered certain qualitative factors affecting the Corporation and determined that it was not likely that the results of the prior test had changed and it determined that goodwill was not impaired at year-end.

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

Investment and Trust Services – Assets held in a fiduciary capacity are not assets of the Corporation and therefore are not included in the consolidated financial statements.  The fair value of trust assets under management at December 31, 2015 were $586.7 million and $605.8 million at the prior year-end.  Revenue from investment and trust services is recognized on the accrual basis.

Off-Balance Sheet Financial Instruments – In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments consisting of commitments to extend credit and letters of credit. Such financial instruments are recorded on the balance sheet when they are funded.  The amount of any liability for the credit risk associated with off-balance sheet financial instruments is recorded in other liabilities and was not material to the financial position of the Corporation at December 31, 2015 or 2014.

Stock-Based Compensation – The Corporation accounts for stock based compensation in accordance with the ASC Topic 718, “ Stock Compensation.”  ASC Topic 718 requires compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions).  The amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued.  Compensation cost is recognized over the period that an employee provides services in exchange for the award.  Compensation expense was $74 thousand in 2015 and $0 in 2014 and 2013.

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

A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

(Dollars in thousands, except per share data)	2015	2014	2013
Weighted average shares outstanding (basic)	4,244	4,190	4,135
Impact of common stock equivalents	6	6	4
Weighted average shares outstanding (diluted)	4,250	4,196	4,139
Anti-dilutive options excluded from calculation	27	35	56

Net income	$10,204	$8,402	$6,232
Basic earnings per share	$2.40	$2.01	$1.51
Diluted earnings per share	$2.40	$2.00	$1.51

Reclassifications – Certain prior period amounts may have been reclassified to conform to the current year presentation.  Such reclassifications did not affect reported net income or financial position of the Company.

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

Recent Accounting Pronouncements:

Revenue from Contracts with Customers (Topic 606). The amendments in this Update (ASU 2014-09) establish a comprehensive revenue recognition standard for virtually all industries under U.S. GAAP, including those that previously followed industry-specific guidance such as the real estate, construction and software industries. The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this objective, the standard requires five basic steps: i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The ASU is effective for public entities for annual periods beginning after December 15, 2017 (as deferred by ASU 2015-14), including interim periods therein. Three basic transition methods are available – full retrospective, retrospective with certain practical expedients, and a cumulative effect approach. Under the third alternative, an entity would apply the new revenue standard only to contracts that are incomplete under legacy U.S. GAAP at the date of initial application (e.g. January 1, 2018) and recognize the cumulative effect of the new standard as an adjustment to the opening balance of retained earnings. That is, prior years would not be restated and additional disclosures would be required to enable users of the financial statements to understand the impact of adopting the new standard in the current year compared to prior years that are presented under legacy U.S. GAAP. Early adoption is prohibited under U.S. GAAP. The Corporation does not believe ASU 2014-09 will have a material effect on its financial statements.

Financial Instruments – Overall (Topic 825-10). In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Topic 825-10): “Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 amends the guidance on the classification and measurement of financial instruments.  Some of the amendments in ASU 2016-01 include the following: 1) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; 2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; and 4) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value; among others.  For public business entities, the amendments of ASU 2016-01 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The Corporation does not believe ASU 2016-01 will have a material effect on its financial statements.

Leases (Topic 842). In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases.  Form the lessee’s perspective, the new standard established a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for a lessees.  From the lessor’s perspective, the new standard requires a lessor to classify leases as either sales-type, finance or operating.  A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee.  If risks and rewards are conveyed without the transfer of control, the lease is treated as financing.  If the lessor doesn’t convey risks and rewards or control, an operating lease results.

The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  A modified retrospective transition approach is required for lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  The Corporation is currently evaluating the impact of the pending adoption of the new standard on its consolidated financial statements.

Note 2.  Regulatory Matters

The Bank is limited as to the amount it may lend to the Corporation, unless such loans are collateralized by specific obligations. State regulations also limit the amount of dividends the Bank can pay to the Corporation and are generally limited to the Bank’s accumulated net earnings, which were $86.8 million at December 31, 2015.  In addition, dividends paid by the Bank to the Corporation would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.  The Corporation and the Bank are subject to various regulatory capital requirements administered by federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Although not adopted in regulation form, the Pennsylvania Department of Banking utilizes capital standards requiring a minimum leverage capital ratio of 6% and a risk-based capital ratio of 10%, defined substantially the same as those by the FDIC.  Management believes, as of December 31, 2015, that the Corporation and the Bank met all capital adequacy requirements to which it is subject.

In July 2013, Federal banking regulators approved the final rules from the Basel Committee on Banking Supervision for the regulation of capital requirements for bank holding companies and U.S banks, generally referred to as “Basel III.” The Basel III standards were effective for the Corporation and the Bank, effective January 1, 2015 (subject to a phase-in period for certain provisions).  Basel III imposes significantly higher capital requirements and more restrictive leverage and liquidity ratios than those previously in place.  The capital ratios to be considered “well capitalized” under Basel III are: (1) Common Equity Tier 1(CET1) of 6.5%, (2) Tier 1 Leverage of 5%, (3)Tier 1 Risk-Based Capital of 8%, and (4) Total Risk-Based Capital of 10%.  The CET1 ratio is a new capital ratio under Basel III and the Tier 1 risk-based capital ratio of 8% has been increased from 6%. The rules also include changes in the risk weights of certain assets to better reflect credit and other risk exposures. In addition, a capital conservation buffer will be phased-in beginning January 1, 2016 at 0.125%, increasing each year until fully implemented in 2019 at 2.5% above the minimum capital ratios required to avoid any capital distribution restrictions. The capital conservation buffer will be applicable to all of the capital ratios except for the Tier1 Leverage ratio. When fully implemented, the capital conservation buffer will have the effect of increasing the minimum capital ratios by 2.5%.  As of December 31, 2015, the Bank was “well capitalized’ under the Basel III requirements and believes it would be “well capitalized” on a fully-phased in basis had such a requirement been in effect.

The following table presents the regulatory capital ratio requirements for the Corporation and the Bank.

	As of December 31, 2015
			Regulatory Ratios
			Adequately Capitalized		Well Capitalized
	Actual		Minimum		Minimum
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Common Equity Tier 1 Risk-based Capital Ratio (1)
Corporation	$108,279	15.08%	$32,310	4.50%	N/A	N/A
Bank	106,180	14.76%	32,364	4.50%	$46,747	6.50%

Tier 1 Risk-based Capital Ratio (2)
Corporation	$108,279	15.08%	$43,080	6.00%	N/A	N/A
Bank	106,180	14.76%	43,151	6.00%	$57,535	8.00%

Total Risk-based Capital Ratio (3)
Corporation	$117,298	16.34%	$57,440	8.00%	N/A	N/A
Bank	115,214	16.02%	57,535	8.00%	$71,919	10.00%

Tier 1 Leverage Ratio (4)
Corporation	$108,279	10.59%	$40,897	4.00%	N/A	N/A
Bank	106,180	10.37%	40,948	4.00%	$51,185	5.00%

	As of December 31, 2014
			Regulatory Ratios
			Adequately Capitalized		Well Capitalized
	Actual		Minimum		Minimum
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 Risk-based Capital Ratio (2)
Corporation	$97,594	14.19%	$27,504	4.00%	N/A	N/A
Bank	95,777	13.96%	27,448	4.00%	$41,171	6.00%

Total Risk-based Capital Ratio (3)
Corporation	$106,529	15.49%	$55,007	8.00%	N/A	N/A
Bank	104,712	15.26%	54,895	8.00%	$68,619	10.00%

Tier 1 Leverage Ratio (4)
Corporation	$97,594	9.69%	$40,279	4.00%	N/A	N/A
Bank	95,777	9.55%	40,109	4.00%	$50,136	5.00%

(1)

Common equity Tier 1 capital / total risk-weighted assets, (2) Tier 1 capital / total risk-weighted assets, (3) Total risk-based capital / total risk-weighted assets, (4) Tier 1 capital / average quarterly assets

Note 3. Restricted Cash Balances

The Bank is required to maintain reserves against its deposit liabilities in the form of vault cash and/or balances with the Federal Reserve Bank.  Deposit reserves that the Bank was required to hold were approximately $4.4 million and $4.3 million at December 31, 2015 and 2014, respectively and were satisfied by the Bank’s vault cash.

Note 4. Investments

The investment portfolio serves as a mechanism to invest funds if funding sources out pace lending activity, to provide liquidity for lending and operations, and provide collateral for deposits and borrowings. The mix of securities is determined by the Bank’s

Investment Committee and investing decisions are made as a component of balance sheet management. Debt securities include U.S. Government Agencies, U.S. Government Agency mortgage-backed securities, non-agency mortgage-backed securities, state and municipal government bonds, corporate debt and trust preferred securities.  The equity portfolio consists of one community bank stock.  The Bank has no investments in a single issuer that exceeds 10% of shareholders equity. All securities are classified as available for sale and all investment balances refer to fair value, unless noted otherwise.

The Bank’s private-label mortgage-backed securities (PLMBS) portfolio is comprised primarily of Alt-A loans. Alt-A loans are first-lien residential mortgages that generally conform to traditional “prime” credit guidelines; however, loan factors such as the loan-to-value ratio, loan documentation, occupancy status or property type cause these loans not to qualify for standard underwriting programs.  The Alt-A product in the Bank’s portfolio is comprised of fixed-rate mortgages that were originated between 2004 and 2006 and all were originally rated AAA. The bonds issued in 2006 are experiencing the highest delinquency and loss rates. All of these bonds originally had some type of credit support tranche to absorb any loss prior to losses at the senior tranche held by the Bank, but this has eroded completely on some bonds as they have started to experience losses. The Bank recorded other-than-temporary impairment charges of $20 thousand on one PLMBS in 2015.  Based on the performance of some of the PLMBS, it appears as if the underwriting standards that were represented in the offering, and resulted in the AAA rating, were not followed. As a result, the Bank purchased some securities based on these misrepresentations, and it is most likely that these securities would not have been purchased had all the information been reported correctly. The following table provides additional detail about the Bank’s PLMBS at December 31, 2015.

The amortized cost and estimated fair value of investment securities available for sale as of December 31, 2015 and 2014 is as follows:

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
2015	cost	gains	losses	value
Equity securities	$164	$69	$-	$233
U.S. Government and Agency securities	13,705	164	(33)	13,836
Municipal securities	67,851	1,555	(218)	69,188
Trust preferred securities	5,958	-	(669)	5,289
Agency mortgage-backed securities	69,284	621	(386)	69,519
Private-label mortgage-backed securities	1,335	39	(2)	1,372
Asset-backed securities	38	-	(2)	36
	$158,335	$2,448	$(1,310)	$159,473

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
2014	cost	gains	losses	value
Equity securities	$274	$779	$-	$1,053
U.S. Government and Agency securities	15,854	173	(64)	15,963
Municipal securities	66,832	1,826	(292)	68,366
Trust preferred securities	5,940	-	(803)	5,137
Agency mortgage-backed securities	78,779	932	(217)	79,494
Private-label mortgage-backed securities	1,675	35	(15)	1,695
Asset-backed securities	45	-	(2)	43
	$169,399	$3,745	$(1,393)	$171,751

At December 31, 2015 and 2014, the fair value of investment securities pledged to secure public funds, trust balances, repurchase agreements, deposit and other obligations totaled $79.6 million and $91.6 million, respectively.

The amortized cost and estimated fair value of debt securities at December 31, 2015, by contractual maturity are shown below. Actual maturities may differ from contractual maturities because of prepayment or call options embedded in the securities.

	Amortized	Fair
(Dollars in thousands)	cost	value
Due in one year or less	$2,138	$2,155
Due after one year through five years	12,001	12,192
Due after five years through ten years	29,946	30,643
Due after ten years	43,467	43,359
	87,552	88,349
Mortgage-backed securities	70,619	70,891
	$158,171	$159,240

The composition of the net realized securities gains for the years ended December 31, 2015, 2014 and 2013 is as follows:

(Dollars in thousands)	2015	2014	2013
Gross gains realized (including gain on conversion)	$736	$284	$185
Gross losses realized	-	(4)	(152)
Net gains realized	$736	$280	$33

A gain on conversion of an investment security of $728 thousand was recorded when one bank equity stock owned by the Bank was acquired by another bank. The remaining security gains were generated by the sale of equity securities. In 2015, an other-than-temporary-impairment charge was recorded on one private-label mortgage-backed security.

Impairment:

The following table reflects the temporary impairment in the investment portfolio, aggregated by investment category, length of time that individual securities have been in a continuous unrealized loss position and the number of securities in each category as of December 31, 2015 and 2014.

The condition of the portfolio at year-end 2015, as measured by the dollar amount of temporarily impaired securities is essentially unchanged since year-end 2014. The trust-preferred sector recorded the largest unrealized loss, while the Agency MBS and municipal portfolios contain the greatest number of securities with an unrealized loss.

For securities with an unrealized loss, Management applies a systematic methodology in order to perform an assessment of the potential for other-than-temporary impairment.  In the case of debt securities, investments considered for other-than-temporary impairment: (1) had a specified maturity or repricing date; (2) were generally expected to be redeemed at par, and (3) were expected to achieve a recovery in market value within a reasonable period of time. In addition, the Bank considers whether it intends to sell these securities or whether it will be forced to sell these securities before the earlier of amortized cost recovery or maturity. Equity securities are assessed for other-than-temporary impairment based on the length of time of impairment, dollar amount of the impairment and general market and financial conditions relating to specific issues.  The impairment identified on debt and equity securities and subject to assessment at December 31, 2015, was deemed to be temporary and required no further adjustments to the financial statements, unless otherwise noted.

	December 31, 2015
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Government and Agency securities	$479	$(1)	3	$4,364	$(32)	10	$4,843	$(33)	13
Municipal securities	5,806	(35)	8	4,785	(183)	7	10,591	(218)	15
Trust preferred securities	-	-	-	5,289	(669)	7	5,289	(669)	7
Agency mortgage-backed securities	18,977	(215)	29	7,394	(171)	13	26,371	(386)	42
Private-label mortgage-backed securities	-	-	-	246	(2)	1	246	(2)	1
Asset-backed securities	-	-	-	5	(2)	1	5	(2)	1
Total temporarily impaired securities	$25,262	$(251)	40	$22,083	$(1,059)	39	$47,345	$(1,310)	79

	December 31, 2014
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Government and Agency securities	$4	$-	1	$7,207	$(64)	14	$7,211	$(64)	15
Municipal securities	5,651	(33)	9	9,441	(259)	14	15,092	(292)	23
Trust preferred securities	-	-	-	5,137	(803)	7	5,137	(803)	7
Agency mortgage-backed securities	9,304	(60)	13	8,199	(157)	10	17,503	(217)	23
Private-label mortgage-backed securities	-	-	-	540	(15)	1	540	(15)	1
Asset-backed securities	-	-	-	5	(2)	1	5	(2)	1
Total temporarily impaired securities	$14,959	$(93)	23	$30,529	$(1,300)	47	$45,488	$(1,393)	70

The unrealized loss in the trust preferred sector declined by $134 thousand compared to the prior year-end and market prices continued to show some improvement during the year. All of the Bank’s trust preferred securities are variable rate notes with long maturities (2027-2028) from companies that received money (and in some cases paid back) from the Troubled Asset Relief Program (TARP), continue to pay dividends and have raised capital.  The credit ratings on this portfolio are similar to the prior year and no bonds have missed or suspended any payments. At December 31, 2015, the Bank believes it will be able to collect all interest and principal due on these bonds and that it will not be forced to sell these bonds prior to maturity. Therefore, no other-than-temporary-impairment charges were recorded.

Trust  Preferred Securities

(Dollars in thousands)
Deal Name	Maturity	Single Issuer or Pooled	Class	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Lowest Credit Rating Assigned

BankAmerica Cap III	1/15/2027	Single	Preferred Stock	$964	$847	$(117)	BB+
Wachovia Cap Trust II	1/15/2027	Single	Preferred Stock	278	258	(20)	BBB
Huntington Cap Trust	2/1/2027	Single	Preferred Stock	943	820	(123)	BB
Corestates Captl Tr II	2/15/2027	Single	Preferred Stock	939	859	(80)	BBB+
Huntington Cap Trust II	6/15/2028	Single	Preferred Stock	895	785	(110)	BB
Chase Cap VI JPM	8/1/2028	Single	Preferred Stock	964	849	(115)	BBB-
Fleet Cap Tr V	12/18/2028	Single	Preferred Stock	975	871	(104)	BB+
				$5,958	$5,289	$(669)

The PLMBS sector continues to show a gross unrealized loss of $2 thousand on one security.  The majority of this sector is comprised of “Alt-A” PLMBS. These bonds were all rated AAA at time of purchase but have since experienced rating declines. Some have experienced increased delinquencies and defaults, while others have seen the credit support increase as the bonds paid-down. The Bank monitors the performance of the Alt-A investments on a regular basis and reviews delinquencies, default rates, credit support levels and various cash flow stress test scenarios. In determining the credit related loss, Management considers all principal past due 60 days or more as a loss. If additional principal moves beyond 60 days past due, it will also be considered a loss. As a result of the analysis on PLMBS it was determined that one bond contained losses that were considered other-than-temporary. Management determined $20 thousand was credit related and therefore, recorded an impairment charge of $20 thousand against earnings in 2015.  Management continues to monitor these securities and it is possible that additional write-downs may occur if current loss trends continue.

Private Label Mortgage Backed Securities

(Dollars in thousands)								Cumulative
	Origination	Amortized	Fair	Unrealized	Collateral	Lowest Credit	Credit	OTTI
Description	Date	Cost	Value	Gain (Loss)	Type	Rating Assigned	Support %	Charges
RALI 2004-QS4 A7	3/1/2004	$1	$1	$-	ALT A	BBB+	11.74	$-
MALT 2004-6 7A1	6/1/2004	355	363	8	ALT A	CCC	15.05	-
RALI 2005-QS2 A1	2/1/2005	204	217	13	ALT A	CC	5.23	10
RALI 2006-QS4 A2	4/1/2006	469	480	11	ALT A	D	-	313
GSR 2006-5F 2A1	5/1/2006	58	65	7	Prime	D	-	15
RALI 2006-QS8 A1	7/28/2006	248	246	(2)	ALT A	D	-	217
		$1,335	$1,372	$37				$555

The following table represents the cumulative credit losses on debt securities recognized in earnings as of December 31, 2015.

(Dollars in thousands)	Twelve Months Ended
	2015	2014
Balance of cumulative credit-related OTTI at January 1	$535	$515
Additions for credit-related OTTI not previously recognized	20	20
Additional increases for credit-related OTTI previously recognized when there is no intent to sell
and no requirement to sell before recovery of amortized cost basis	-	-
Decreases for previously recognized credit-related OTTI because there was an intent to sell	-	-
Reduction for increases in cash flows expected to be collected	-	-
Balance of credit-related OTTI at December 31	$555	$535

The Bank held $782 thousand of restricted stock at the end of 2015 of which $752 thousand is stock in the Federal Home Loan Bank of Pittsburgh (FHLB). FHLB stock is carried at a cost of $100 per share. FHLB stock is evaluated for impairment primarily based on an assessment of the ultimate recoverability of its cost. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support it operations. There is not a public market for FHLB stock and the benefits of FHLB membership (e.g., liquidity and low cost funding) add value to the stock beyond purely financial measures. If FHLB stock were deemed to be impaired, the write-down for the Bank could be significant. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment.

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

A summary of loans outstanding, by primary collateral, at the end of the reporting periods is as follows:

(Dollars in thousands)	December 31, 2015	December 31, 2014
Residential Real Estate 1-4 Family
Consumer first liens	$103,698	$105,014
Commercial first lien	57,780	56,300
Total first liens	161,478	161,314

Consumer junior liens and lines of credit	44,996	38,132
Commercial junior liens and lines of credit	5,917	5,663
Total junior liens and lines of credit	50,913	43,795
Total residential real estate 1-4 family	212,391	205,109

Residential real estate - construction
Consumer	545	1,627
Commercial	7,343	8,088
Total residential real estate construction	7,888	9,715

Commercial real estate	340,695	326,482
Commercial	215,942	179,071
Total commercial	556,637	505,553

Consumer	5,100	6,154
	782,016	726,531
Less: Allowance for loan losses	(10,086)	(9,111)
Net Loans	$771,930	$717,420

Included in the loan balances are the following:
Net unamortized deferred loan costs (fees)	$436	$(76)

Loans pledged as collateral for borrowings and commitments from:
FHLB	$643,449	$602,633
Federal Reserve Bank	45,111	56,367
	$688,560	$659,000

Loans to directors and executive officers and related interests and affiliated enterprises were as follows:

(Dollars in thousands)	2015	2014
Balance at beginning of year	$18,904	$18,353
New loans made	4,327	1,973
Repayments	(4,277)	(1,422)
Balance at end of year	$18,954	$18,904

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

The following table reports on the credit rating for those loans in the portfolio that are assigned an individual credit rating as of December 31, 2015 and 2014

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total

December 31, 2015
Residential Real Estate 1-4 Family
First liens	$157,514	$2,122	$1,842	$-	$161,478
Junior liens and lines of credit	50,685	28	200	-	50,913
Total	208,199	2,150	2,042	-	212,391
Residential real estate - construction	7,386	-	502	-	7,888
Commercial real estate	319,985	6,175	14,535	-	340,695
Commercial	213,492	1,978	472	-	215,942
Consumer	5,100	-	-	-	5,100
Total	$754,162	$10,303	$17,551	$-	$782,016

December 31, 2014
Residential Real Estate 1-4 Family
First liens	$155,676	$1,919	$3,719	$-	$161,314
Junior liens and lines of credit	43,559	29	207	-	43,795
Total	199,235	1,948	3,926	-	205,109
Residential real estate - construction	8,784	-	931	-	9,715
Commercial real estate	301,149	10,578	14,755	-	326,482
Commercial	170,774	5,413	2,884	-	179,071
Consumer	6,137	-	17	-	6,154
Total	$686,079	$17,939	$22,513	$-	$726,531

Delinquent loans are a result of borrowers’ cash flow and/or alternative sources of cash being insufficient to repay loans.  The Bank’s likelihood of collateral liquidation to repay the loans becomes more probable the further behind a borrower falls, particularly when loans reach 90 days or more past due. Management monitors the performance status of loans by the use of an aging report. The aging report can provide an early indicator of loans that may become severely delinquent and possibly result in a loss to the Bank.  The following table presents the aging of payments in the loan portfolio as of December 31, 2015 and 2014.

(Dollars in thousands)		Loans Past Due and Still Accruing					Total
	Current	30-59 Days	60-89 Days	90 Days+	Total	Non-Accrual	Loans
December 31, 2015
Residential Real Estate 1-4 Family
First liens	$159,998	$44	$416	$214	$674	$806	$161,478
Junior liens and lines of credit	50,541	217	50	-	267	105	50,913
Total	210,539	261	466	214	941	911	212,391
Residential real estate - construction	7,209	177	-	-	177	502	7,888
Commercial real estate	330,953	5,713	196	152	6,061	3,681	340,695
Commercial	215,449	210	5	2	217	276	215,942
Consumer	5,041	55	4	-	59	-	5,100
Total	$769,191	$6,416	$671	$368	$7,455	$5,370	$782,016

December 31, 2014
Residential Real Estate 1-4 Family
First liens	$158,197	$1,531	$297	$165	$1,993	$1,124	$161,314
Junior liens and lines of credit	43,424	174	28	-	202	169	43,795
Total	201,621	1,705	325	165	2,195	1,293	205,109
Residential real estate - construction	8,784	-	-	-	-	931	9,715
Commercial real estate	317,576	336	-	140	476	8,430	326,482
Commercial	177,407	12	15	-	27	1,637	179,071
Consumer	6,056	59	22	17	98	-	6,154
Total	$711,444	$2,112	$362	$322	$2,796	$12,291	$726,531

Impaired loans generally represent Management’s determination that the borrower will be unable to repay the loan in accordance with its contractual terms and that collateral liquidation may or may not fully repay both interest and principal. It is the Bank’s policy to evaluate the probable collectability of principal and interest due under terms of loan contracts for all loans 90-days or more, nonaccrual loans, or impaired loans. Further, it is the Bank’s policy to discontinue accruing interest on loans that are not adequately secured and in the process of collection.  Upon determination of nonaccrual status, the Bank subtracts any current year accrued and unpaid interest from its income, and any prior year accrued and unpaid interest from the allowance for loan losses.  Management continually monitors the status of nonperforming loans, the value of any collateral and potential of risk of loss.  Nonaccrual loans are rated no better than 7 (Substandard).

Interest not recognized on nonaccrual loans was $335 thousand, $752 thousand and $96 thousand for the years ended December 31, 2015, 2014 and 2013, respectively. In addition to monitoring nonaccrual loans, the Bank also closely monitors impaired loans and troubled debt restructurings.  A loan is considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all interest and principal payments due according to the originally contracted terms of the loan agreement.  Nonaccrual loans, excluding consumer purpose loans, and troubled-debt restricting (TDR) loans are considered impaired. For impaired loans with balances less than $250 thousand and consumer purpose loans, a specific reserve analysis is not performed and these loans are added to the general allocation pool. Impaired loans totaled $16.8 million at year-end 2015 compared to $26.6 million at December 31, 2014.

The following table presents information on impaired loans.

	Impaired Loans
	With No Allowance		With Allowance
(Dollars in thousands)		Unpaid		Unpaid
	Recorded	Principal	Recorded	Principal	Related
December 31, 2015	Investment	Balance	Investment	Balance	Allowance
Residential Real Estate 1-4 Family
First liens	$1,523	$1,725	$-	$-	$-
Junior liens and lines of credit	105	133	-	-	-
Total	1,628	1,858	-	-	-
Residential real estate - construction	502	546	-	-	-
Commercial real estate	14,431	15,007	-	-	-
Commercial	267	330	9	10	9
Consumer	-	-	-	-	-
Total	$16,828	$17,741	$9	$10	$9

December 31, 2014
Residential Real Estate 1-4 Family
First liens	$1,804	$2,002	$-	$-	$-
Junior liens and lines of credit	169	195	-	-	-
Total	1,973	2,197	-	-	-
Residential real estate - construction	931	977	-	-	-
Commercial real estate	21,487	25,744	862	1,001	60
Commercial	78	80	1,274	1,990	171
Consumer	-	-	-	-	-
Total	$24,469	$28,998	$2,136	$2,991	$231

	Twelve Months Ended		Twelve Months Ended		Twelve Months Ended
	December 31, 2015		December 31, 2014		December 31, 2013
	Average	Interest	Average	Interest	Average	Interest
(Dollars in thousands)	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
Residential Real Estate 1-4 Family
First liens	$1,531	$13	$2,619	$4	$3,365	$4
Junior liens and lines of credit	105	-	136	-	417	-
Total	1,636	13	2,755	4	3,782	4
Residential real estate - construction	505	-	686	-	544	-
Commercial real estate	14,509	122	23,801	118	31,730	118
Commercial	278	-	1,890	-	2,112	-
Consumer	-	-	-	-	-	-
Total	$16,928	$135	$29,132	$122	$38,168	$122

A loan is considered a troubled debt restructuring (TDR) if the creditor (the Bank), for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. These concessions may include lowering the interest rate, extending the maturity, reamortization of payment, or a combination of multiple concessions.  The Bank reviews all loans rated 6 or worse when it is providing a loan restructure, modification or new credit facility to determine if the action is a TDR.  If a TDR loan is placed on nonaccrual status, it remains on nonaccrual status for at least six months to ensure performance. However, TDR loans are always considered impaired until paid-off. All TDR loans are in compliance with their modified terms except one, as reported below.  The following table identifies TDR loans as of December 31, 2015 and 2014:

					Trouble Debt
					Restructurings
					That Have Defaulted on
					Modified Terms in the
(Dollars in thousands)	Troubled Debt Restructurings				Last Twelve Months
	Number of	Recorded			Number of	Recorded
	Contracts	Investment	Performing*	Nonperforming*	Contracts	Investment
December 31, 2015
Residential real estate - construction	1	$502	$502	$-	-	$-
Residential real estate	4	654	503	151	-	-
Commercial real estate	10	12,125	12,125	-	-	-
Total	15	$13,281	$13,130	$151	-	$-

December 31, 2014
Residential real estate - construction	1	$521	$-	$521	-	$-
Residential real estate	5	699	673	26	-	-
Commercial	12	15,748	14,283	1,465	-	-
Total	18	$16,968	$14,956	$2,012	-	$-

*The performing status is determined by the loan’s compliance with the modified terms.

There were no new TDR loans made during the year ended December 31, 2015.

The following table reports new TDR loans made during 2014, concession granted and the recorded investment as of December 31, 2014.

(Dollars in thousands)	New During Period
	Number of	Pre-TDR	After-TDR	Recorded
Twelve Months Ended December 31, 2014	Contracts	Modification	Modification	Investment	Concession
Residential real estate	1	$168	$168	$168	multiple

Allowance for Loan Losses:

Management monitors loan performance on a monthly basis and performs a quarterly evaluation of the adequacy of the allowance for loan losses (ALL). The ALL is determined by segmenting the loan portfolio based on the loan’s collateral. When calculating the ALL, consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, historical charge-offs, the adequacy of the underlying collateral (if collateral dependent) and other relevant factors. The Bank begins enhanced monitoring of all loans rated 6 (OAEM) or worse, and obtains a new appraisal or asset valuation for any placed on nonaccrual and rated 7 (substandard) or worse. Management, at its discretion, may determine that additional adjustments to the appraisal or valuation are required.  Valuation adjustments will be made as necessary based on factors, including, but not limited to: the economy, deferred maintenance, industry, type of property/equipment, age of the appraisal, etc. and the knowledge Management has about a particular situation. In addition, the cost to sell or liquidate the collateral is also estimated and deducted from the valuation in order to determine the net realizable value to the Bank. When determining the allowance for loan losses, certain factors involved in the evaluation are inherently subjective and require material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans. Management monitors the adequacy of the allowance for loan losses on an ongoing basis and reports its adequacy quarterly to the Credit Risk Oversight Committee of the Board of Directors. Management believes that the allowance for loan losses at December 31, 2015 is adequate.

The following table shows, by loan class, the activity in the ALL, for the years ended December 31, 2015, 2014 and 2013.

	Residential Real Estate 1-4 Family
		Junior Liens
	First	& Lines		Commercial
(Dollars in thousands)	Liens	of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total

Allowance at December 31, 2012	$744	$260	$882	$6,078	$1,437	$181	$797	$10,379
Charge-offs	(547)	(45)	-	(2,855)	(363)	(162)	-	(3,972)
Recoveries	13	-	-	203	100	59	-	375
Provision	703	13	(606)	1,770	925	60	55	2,920
Allowance at December 31, 2013	$913	$228	$276	$5,196	$2,099	$138	$852	$9,702

Allowance at December 31, 2013	$913	$228	$276	$5,196	$2,099	$138	$852	$9,702
Charge-offs	(291)	-	(41)	(408)	(644)	(189)	-	(1,573)
Recoveries	21	-	-	50	65	82	-	218
Provision	351	43	(21)	140	(5)	96	160	764
Allowance at December 31, 2014	$994	$271	$214	$4,978	$1,515	$127	$1,012	$9,111

Allowance at December 31, 2014	$994	$271	$214	$4,978	$1,515	$127	$1,012	$9,111
Charge-offs	(43)	(39)	(21)	-	(270)	(198)	-	(571)
Recoveries	7	-	18	14	148	74	-	261
Provision	31	76	(17)	657	126	99	313	1,285
Allowance at December 31, 2015	$989	$308	$194	$5,649	$1,519	$102	$1,325	$10,086

The following table shows, by loan class, the loans that were evaluated for the ALL under a specific reserve (individually) and those that were evaluated under a general reserve (collectively), and the amount of the allowance established in each category as of December 31, 2015 and 2014.

	Residential Real Estate 1-4 Family
		Junior Liens
	First	& Lines		Commercial
(Dollars in thousands)	Liens	of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total

December 31, 2015
Loans evaluated for allowance:
Individually	$930	$51	$502	$14,309	$230	$-	$-	$16,022
Collectively	160,548	50,862	7,386	326,386	215,712	5,100	-	765,994
Total	$161,478	$50,913	$7,888	$340,695	$215,942	$5,100	$-	$782,016

Allowance established for loans evaluated:
Individually	$-	$-	$-	$-	$9	$-	$-	$9
Collectively	989	308	194	5,649	1,510	102	1,325	10,077
Allowance at December 31, 2015	$989	$308	$194	$5,649	$1,519	$102	$1,325	$10,086

December 31, 2014
Loans evaluated for allowance:
Individually	$1,171	$51	$931	$22,307	$1,298	$-	$-	$25,758
Collectively	160,143	43,744	8,784	304,175	177,773	6,154	-	700,773
Total	$161,314	$43,795	$9,715	$326,482	$179,071	$6,154	$-	$726,531

Allowance established for loans evaluated:
Individually	$-	$-	$-	$60	$171	$-	$-	$231
Collectively	994	271	214	4,918	1,344	127	1,012	8,880
Allowance at December 31, 2014	$994	$271	$214	$4,978	$1,515	$127	$1,012	$9,111

Note 7. Premises and Equipment

Premises and equipment consist of:

		December 31
(Dollars in thousands)	Estimated Life	2015	2014
Land		$3,000	$3,000
Buildings and leasehold improvements	15 - 30 years, or lease term	23,985	23,342
Furniture, fixtures and equipment	3 - 10 years	11,669	11,341
Total cost		38,654	37,683
Less: Accumulated depreciation		(23,895)	(22,637)
Net premises and equipment		$14,759	$15,046

The following table shows the amount of depreciation and rental expense for the years ended December 31:

	2015	2014	2013
Depreciation expense	$1,269	$1,360	$1,419
Rent expense on leases	$735	$671	$673

The Corporation leases various premises and equipment for use in banking operations through 2032.  Some of these leases provide renewal options of varying terms.  The rental cost of these optional renewals is not included below.  At December 31, 2015, future minimum payments on these leases are as follows:

(Dollars in thousands)
2016	$734
2017	678
2018	599
2019	499
2020	484
2021 and beyond	4,514
$7,508

Note 8. Other Real Estate Owned

The following table summarizes the changes in other real estate owned.

	December 31
(Dollars in thousands)	2015	2014
Balance at beginning of the period	$3,666	$4,708
Additions	3,626	82
Proceeds from dispositions	(508)	(868)
Gain (loss) on sales, net	32	17
Valuation adjustment	(365)	(273)
Balance at the end of the period	$6,451	$3,666

Note 9. Intangible Assets

The following table summarizes the other intangible assets at December 31:

	Core Deposit		Customer List
	2015	2014	2015	2014
Gross carrying amount	$3,252	$3,252	$-	$589
Accumulated amortization	(3,252)	(3,071)	-	(589)
Net carrying amount	$-	$181	$-	$-

The following table shows the amortization expense for the years ended December 31:

(Dollars in thousands)	2015	2014	2013
Amortization expense	$181	$517	$425

Note 10. Deposits

Deposits are summarized as follows:

	December 31
(Dollars in thousands)	2015	2014
Noninterest-bearing checking	$152,095	$136,910

Interest-bearing checking	232,181	194,992
Money management	379,331	388,043
Savings	69,174	62,637
Total interest-bearing checking and savings	680,686	645,672

Retail time deposits	82,468	92,973
Brokered time deposits	3,263	5,626
Total time deposits	85,731	98,599
Total deposits	$918,512	$881,181

Overdrawn deposit accounts reclassified as loans	$128	$138

The following table shows the maturity of outstanding time deposits of $250,000 or more at December 31, 2015:

(Dollars in thousands)
Maturity distribution:
Within three months	$3,584
Over three through six months	1,124
Over six through twelve months	800
Over twelve months	655
Total	$6,163

Time deposits in excess of $250,000 at December 31, 2014 were $6.8 million.

At December 31, 2015 the scheduled maturities of time deposits are as follows:

	Retail	Brokered	Total
	Time Deposits	Time Deposits	Time Deposits
(Dollars in thousands)
2016	$51,816	$2,650	$54,466
2017	16,142	361	16,503
2018	7,541	252	7,793
2019	2,343	-	2,343
2020	4,626	-	4,626
	$82,468	$3,263	$85,731

Note 11.  Other Borrowings

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

	December 31
	2015		2014
	Repurchase	FHLB	Repurchase	FHLB
(Dollars in thousands)	Agreements	Open Repo	Agreements	Open Repo
Ending balance	$-	$-	$9,079	$-
Weighted average rate at year end	-	-	0.15%	-
Range of interest rates paid at year end	-	-	0.15%	-
Maximum month-end balance during the year	$-	$3,500	$17,755	$-
Average balance during the year	$25	$923	$8,539	$-
Weighted average interest rate during the year	0.15%	0.38%	0.15%	-

The Corporation’s maximum borrowing capacity with the FHLB at December 31, 2015 was $252 million, which includes $35 million available on the Open Repo line of credit.  The total amount available to borrow at year-end was approximately $252 million. In addition, the Bank has $6 million in an unsecured line of credit at a  correspondent bank and approximately $24 million available through the Federal Reserve Discount Window.

The Bank closed its Repo product on January 2, 2015 and the remaining balances were transferred to interest-bearing checking accounts.

Note 12. Federal Income Taxes

The temporary differences which give rise to significant portions of deferred tax assets and liabilities are as follows:

(Dollars in thousands)	December 31
Deferred Tax Assets	2015	2014
Allowance for loan losses	$3,429	$3,098
Deferred compensation	1,017	1,041
Purchase accounting	22	21
Deferred loan fees and costs, net	160	160
Capital loss carryover	813	1,013
Other than temporary impairment of investments	376	369
Accumulated other comprehensive loss	1,917	1,597
AMT Credit	192	192
Other	423	750
	8,349	8,241
Valuation allowance	(1,000)	(1,200)
Total gross deferred tax assets	7,349	7,041

Deferred Tax Liabilities
Core deposit intangibles	-	61
Depreciation	334	233
Joint ventures and partnerships	37	39
Pension	2,199	2,331
Mortgage servicing rights	21	49
Total gross deferred tax liabilities	2,591	2,713
Net deferred tax asset	$4,758	$4,328

In assessing the realizability of deferred tax assets, Management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, Management believes it is more likely than not that the Bank will realize the benefits of these deferred tax assets other than those for which a valuation allowance has been recorded.

The components of the provision for Federal income taxes attributable to income from operations were as follows:

	For the Years Ended December 31
(Dollars in thousands)	2015	2014	2013
Current tax expense	$2,382	$1,712	$947
Deferred tax expense (benefit)	(111)	294	348
Income tax provision	$2,271	$2,006	$1,295

For the years ended December 31, 2015, 2014, and 2013, the income tax provisions are different from the tax expense which would be computed by applying the Federal statutory rate to pretax operating earnings.  A reconciliation between the tax provision at the statutory rate and the tax provision at the effective tax rate is as follows:

	For the Years Ended December 31
(Dollars in thousands)	2015	2014	2013
Tax provision at statutory rate (34%)	$4,241	$3,539	$2,559
Income on tax-exempt loans and securities	(1,566)	(1,466)	(1,212)
Nondeductible interest expense relating to carrying tax-exempt obligations	22	28	30
Dividends received exclusion	(2)	(7)	(15)
Income from bank owned life insurance	(182)	(163)	(185)
Life insurance proceeds	(35)	-	111
Change in valuation allowance	(200)	-	-
Stock option compensation	25	-	-
Other, net	(32)	75	7
Income tax provision	$2,271	$2,006	$1,295

Effective income tax rate	18.2%	19.3%	17.2%

At December 31, 2015, the Corporation had a capital loss carryover of $2.4 million.  This loss carryover can only be offset with capital gains for federal income tax purposes.  The tax benefit of this carryover is $1 million, expiring between 2016 and 2019, and the Corporation has recorded a valuation allowance of $1 million against the capital loss carryover.

The Corporation recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense for all periods presented.  No penalties or interest were recognized in 2015, 2014 or 2013.  The Corporation has no uncertain tax positions at December 31, 2015.  The Corporation is no longer subject to U.S. Federal examinations by tax authorities for the years before 2012.

Note 13. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss included in shareholders' equity are as follows:

	December 31
	2015	2014
(Dollars in thousands)
Net unrealized gains on securities	$1,138	$2,352
Tax effect	(387)	(800)
Net of tax amount	751	1,552

Net unrealized losses on derivatives	-	(191)
Tax effect	-	65
Net of tax amount	-	(126)

Accumulated pension adjustment	(6,777)	(6,858)
Tax effect	2,304	2,332
Net of tax amount	(4,473)	(4,526)

Total accumulated other comprehensive loss	$(3,722)	$(3,100)

Note 14.  Financial Derivatives

As part of managing interest rate risk, the Bank entered into interest rate swap agreements as vehicles to partially hedge cash flows associated with interest expense on variable rate deposit accounts.  Under the swap agreements, the Bank received a variable rate and paid a fixed rate. Such agreements are generally entered into with counterparties that meet established credit standards and most contain collateral provisions protecting the at-risk party.  The Bank considered the credit risk inherent in these contracts to be negligible.  Interest rate swap agreements derive their value from underlying interest rates.  These transactions involved both credit and market risk.  The notional amounts were amounts on which calculations, payments, and the value of the derivative were based.  The notional amounts did not represent direct credit exposures.  Direct credit exposure was limited to the net difference between the calculated amounts to be received and paid, if any.  Such difference, which represented the fair value of the swap, was reflected on the Corporation’s balance sheet.

The Corporation was exposed to credit-related losses in the event of nonperformance by the counterparty to these agreements.  The Corporation controlled the credit risk of its financial contracts through credit approvals, limits and monitoring procedures, and did not expect the counterparty to fail its obligations.

The primary focus of the Corporation’s asset/liability management program is to monitor the sensitivity of the Corporation’s net portfolio value and net income under varying interest rate scenarios to take steps to control its risks.  On a quarterly basis, the Corporation simulates the net portfolio value and net interest income expected to be earned over a twelve-month period following the date of simulation.  The simulation is based upon projection of market interest rates at varying levels and estimates the impact of such market rates on the levels of interest-earning assets and interest-bearing liabilities during the measurement period.  Based upon the outcome of the simulation analysis, the Corporation considered the use of derivatives as a means of reducing the volatility of net portfolio value and projected net income within certain ranges of projected changes in interest rates.  The Corporation evaluated the effectiveness of entering into any derivative instrument agreement by measuring the cost of such an agreement in relation to the reduction in net portfolio value and net income volatility within an assumed range of interest rates. The final swap transaction matured in 2015.

During 2008, the Bank entered into two swap transactions with each swap having a notional amount of $10 million. One swap matured in 2013 and the second swap matured in 2015. According to the terms of each transaction, the Bank paid fixed-rate interest payments and received floating-rate payments.  The variable rate was indexed to the 91-day Treasury Bill auction (discount) rate and reset weekly. The swaps were entered into in order to hedge the Corporation’s exposure to changes in cash flows attributable to the effect of interest rate changes on variable-rate liabilities.  Information regarding the interest rate swaps as of December 31, 2014 follows:

Fair Value of Derivative Instruments in the Consolidated Balance Sheets was as follows:

Fair Value of Derivative Instruments
(Dollars in thousands)		Balance Sheet
Date	Type	Location	Fair Value
December 31, 2015	Interest rate contracts	Other liabilities	$-
December 31, 2014	Interest rate contracts	Other liabilities	$191

The Effect of Derivative Instruments on the Statement of Income for the years ended December 31, 2015, 2014 and 2013 follows:

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships
(Dollars in thousands)						Amount of Gain
					Location of	or (Loss)
					Gain or (Loss)	Recognized in
					Recognized in	Income on
			Location of	Amount of Gain	Income on	Derivatives
		Amount of Gain	Gain or (Loss)	or (Loss)	Derivative (Ineffective	(Ineffective Portion
		or (Loss)	Reclassified from	Reclassified from	Portion and Amount	and Amount
		Recognized in OCI	Accumulated OCI	Accumulated OCI	Excluded from	Excluded from
		net of tax on Derivative	into Income	into Income	Effectiveness	Effectiveness
Date	Type	(Effective Portion)	(Effective Portion)	(Effective Portion)	Testing)	Testing)

December 31, 2015	Interest rate contracts	$-	Interest Expense	$(160)	Other income (expense)	$-
December 31, 2014	Interest rate contracts	$244	Interest Expense	$(382)	Other income (expense)	$-
December 31, 2013	Interest rate contracts	$358	Interest Expense	$(525)	Other income (expense)	$-

Interest Rate Swap Agreements (“Swap Agreements”)

The Bank entered into interest rate swap agreements as part of its asset/liability management program.  The swap agreements were free-standing derivatives and were recorded at fair value in the Corporation’s consolidated statements of condition.  The Bank was party to master netting arrangements with its financial institution counterparties; however, the Bank did not offset assets and liabilities under these arrangements for financial statement presentation purposes.  The master netting arrangements provided for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract.  Collateral, in the form of marketable securities, was posted by the counterparty with net liability positions in accordance with contract thresholds.

Securities Sold Under Agreements to Repurchase (“Repurchase Agreements”)

The Bank previously entered into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities.  Under these arrangements, the Bank may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Bank to repurchase the agreements.  As a result, these repurchase agreements were accounted for as collateralized financing arrangements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities.  The obligation to repurchase the securities is reflected as a liability in the Corporation’s consolidated statements of condition, while the securities underlying the repurchase agreements remain in the respective investment securities asset accounts.  In other words, there is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities.  In addition, as the Bank does not enter into reverse repurchase agreements, there is no such offsetting to be done with repurchase agreements.

The following table presents the liabilities subject to an enforceable master netting arrangement or repurchase agreements as of December 31, 2015, 2014 and 2013.  In prior periods, all of the Bank’s swap agreement with an institutional counterparty were in a liability position.  Therefore, there were no assets to be recognized in the consolidated statements of condition.  The Bank has no swap agreements with our commercial banking customers.

		Gross	Net Amounts	Gross Amounts Not Offset in the
	Gross	Amounts	of Liabilities	Statements of Condition
	Amounts of	Offset in the	Presented in the
	Recognized	Statements of	Statements of	Financial	Cash Collateral	Net
(Dollars in thousands)	Liabilities	Condition	Condition	Instruments	Pledged	Amount
Interest Rate Swap Agreements

December 31, 2015	$-	$-	$-	$-	$-	$-
December 31, 2014	$191	$-	$191	$191	$-	$-
December 31, 2013	$561	$-	$561	$561	$-	$-

Note 15.  Benefit Plans

The Bank has a 401(k) plan covering substantially all employees of F&M Trust who have completed one year and 1,000 hours of service.  In 2014, employee contributions to the plan were matched at 100% up to 4% of each participant’s deferrals plus 50% of the next 2% of deferrals from participants’ eligible compensation. Under this plan, the maximum amount of employee contributions in any given year is defined by Internal Revenue Service regulations. In addition, a 100% discretionary profit sharing contribution of up to 2% of each employee’s eligible compensation is possible provided net income targets are achieved.  The Personnel Committee of the Corporation’s Board of Directors approves the established net income targets annually. The related expense for the 401(k) plan, and the profit sharing plan as approved by the Board of Directors, was approximately $606 thousand in 2015,  $556 thousand in 2014 and $442 thousand in 2013.

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

The return on pension assets and the discount rate are the two largest variables in determining pension expense. A low rate environment generally results in higher pension expense. The Bank uses the Citigroup Above Median Pension Discount Curve from the Citigroup Pension Discount Curve and Liability Index for its discount rate.  The Bank’s pension expense for each of the last three years is shown in the section of the following table titled “Components of Net Periodic Pension Cost”.  The Bank expects the 2016 pension expense to be lower than in 2015.

Pension plan asset classes include cash, fixed income securities and equities.  The fixed income portion is comprised of Government Bonds, Corporate Bonds and Taxable Municipal Bonds; the equity portion is comprised of financial institution equities and individual corporate equities across a broad range of sectors.  Investments are made on the basis of sound economic principles and in accordance with established guidelines.  Target allocations of fund assets measured at fair value are as follows: fixed income, a range of 60%-90%, equities, a range of 10% to 30% and cash as needed. The allocation as of December 31, 2015 is shown in a table within this note.  The Bank manages its pension portfolio in order to closely align the duration of the assets with the duration of the pension liability.

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

The following table sets forth the plan’s funded status, based on the December 31, 2015, 2014 and 2013 actuarial valuations.

	For the Years Ended December 31
(Dollars in thousands)	2015	2014	2013

Change in projected benefit obligation

Benefit obligation at beginning of measurement year	$19,679	$17,281	$18,648
Service cost	377	337	456
Interest cost	695	778	715
Actuarial loss	(906)	2,529	(1,798)
Benefits paid	(1,236)	(1,246)	(740)
Benefit obligation at end of measurement year	18,609	19,679	17,281

Change in plan assets

Fair value of plan assets at beginning of measurement year	19,677	18,600	18,764
Actual return on plan assets net of expenses	(140)	2,323	576
Employer contribution	-	-	-
Benefits paid	(1,236)	(1,246)	(740)
Fair value of plan assets at end of measurement year	18,301	19,677	18,600

Funded status of projected benefit obligation	$(308)	$(2)	$1,319

Amounts recognized in accumulated other comprehensive	For the Years Ended December 31
income (loss), net of tax	2015	2014	2013

Net actuarial loss	$(6,871)	$(7,078)	$(6,159)
Prior service cost obligation	94	220	345
	(6,777)	(6,858)	(5,814)
Tax effect	2,304	2,332	1,977
Net amount recognized in accumulated other comprehensive loss	$(4,473)	$(4,526)	$(3,837)

	For the Years Ended December 31
Components of net periodic pension cost	2015	2014	2013

Service cost	$377	$337	$456
Interest cost	695	778	715
Expected return on plan assets	(1,182)	(1,163)	(1,247)
Amortization of prior service cost	(126)	(126)	(125)
Recognized net actuarial loss	623	450	761
Net periodic pension cost	$387	$276	$560

	For the Years Ended December 31
	2015	2014	2013
Assumptions used to determine benefit obligations:
Discount rate	4.06%	3.72%	4.76%
Rate of compensation increase	4.00%	4.00%	4.00%

Assumptions used to determine net periodic benefit cost:
Discount rate	3.72%	4.76%	3.89%
Expected long-term return on plan assets	6.50%	6.50%	7.00%
Rate of compensation increase	4.00%	4.00%	4.00%

Asset allocations:
Cash and cash equivalents	9%	4%	10%
Common stocks	31%	33%	33%
Corporate bonds	7%	8%	6%
Municipal bonds	43%	45%	43%
Investment fund - debt	8%	8%	7%
Insurance contracts	2%	2%	1%
Total	100%	100%	100%

Shares of the Corporation's common stock held in the plan
Value of shares (in thousands)	$68	$63	$49
Percent of total plan assets	0.4%	0.3%	0.3%

The following table sets forth by level, within the fair value hierarchy, the Plan's investments at fair value as of December 31, 2015 and 2014. For more information on the levels within the fair value hierarchy, please refer to Note 20.

(Dollars in Thousands)	December 31, 2015
Asset Description	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,579	$1,579	$-	$-
Common stocks	5,691	5,691	-	-
Corporate bonds	1,336	-	1,336	-
Municipal bonds	7,898	-	7,898	-
Investment fund - debt	1,413	1,413	-	-
Cash value of life insurance	62	-	-	62
Deposit in immediate participation guarantee contract	322	-	-	322
Total assets	$18,301	$8,683	$9,234	$384

(Dollars in Thousands)	December 31, 2014
Asset Description	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$718	$718	$-	$-
Common stocks	6,437	6,437	-	-
Corporate bonds	1,656	-	1,656	-
Municipal bonds	8,946	-	8,946	-
Investment fund - equity	40	40	-	-
Investment fund - debt	1,503	1,503	-	-
Cash value of life insurance	62	-	-	62
Deposit in immediate participation guarantee contract	315	-	-	315
Total assets	$19,677	$8,698	$10,602	$377

The following table sets forth a summary of the changes in the fair value of the Plan's level 3 investments for the years ended December 31, 2015 and 2014:

		Deposits in
		Immediate
	Cash Value	Participation
	of Life	Guarantee
	Insurance	Contract
Balance - January 1, 2015	$62	$315
Unrealized gain (loss) relating to investments held at the reporting date	-	(33)
Purchases, sales, issuances and settlement, net	-	40
Balance - December 31, 2015	$62	$322

Balance - January 1, 2014	$91	$31
Unrealized gain (loss) relating to investments held at the reporting date	3	16
Purchases, sales, issuances and settlement, net	(32)	268
Balance - December 31, 2014	$62	$315

Contributions

The Bank does not expect to make a pension contribution in 2016.

Estimated future benefit payments at December 31, 2015 (in thousands)

2016	$1,616
2017	1,161
2018	1,036
2019	1,150
2020	1,521
2021-2022	5,398
$11,882

Note 16. Stock Purchase Plans

In 2004, the Corporation adopted the Employee Stock Purchase Plan of 2004 (ESPP). Under the ESPP of 2004, options for 250,000 shares of stock can be issued to eligible employees. The number of shares that can be purchased by each participant is defined by the plan and the Board of Directors sets the option price. However, the option price cannot be less than 90% of the fair market value of a share of the Corporation’s common stock on the date the option is granted.  The Board of Directors also determines the expiration date of the options; however, no option may have a term that exceeds one year from the grant date. ESPP options are exercisable immediately upon grant.  Any shares related to unexercised options are available for future grant.  As of December 31, 2015, there are 203,362 shares available for future grants. The Board of Directors may amend, suspend or terminate the ESPP at any time.  The grant price of the 2014 ESPP options was set at 95% of the stock’s fair value at the time of the award.  There was no compensation expense recognized in 2015, 2014 or 2013 for the ESPP.

In 2002, the Corporation adopted the Incentive Stock Option Plan of 2002 (ISOP). The plan had a 10 year life with regard to awarding options and expired in 2012.  However, awards granted prior to expiration of the plan will continue to be exercisable in accordance with the plan. In 2013, the Corporation approved the Incentive Stock Option Plan of 2013. Under the 2013 ISOP, options for 354,877 shares of stock were authorized to be issued to selected Officers, as defined in the plan.  The number of options available to be awarded to each eligible Officer is determined by the Board of Directors, but is limited with respect to the aggregate fair value of the options as defined in the plan.  The exercise price of the option may be no less than 100% of the fair value of a share of the Corporation’s common stock on the date the option is granted.  The options have a life of 10 years and may be exercised only after the optionee has completed 6 months of continuous employment with the Corporation or its Subsidiary immediately following the grant date, or upon a change of control as defined in the plan.  If awards are granted, the Corporation uses the “simplified” method for estimating the expected term of the ISO award.  The risk-free interest rate is the U.S. Treasury rate commensurate with the expected average life of the option at the date of grant. There were 17,500 shares issued in 2015 and none in 2014 under the 2013 ISOP. At December 31, 2015 there were 337,377 shares available for issue under the 2013 ISOP.

The ESPP and ISOP options outstanding at December 31, 2015 are all exercisable. The ESPP options expire on July 2, 2016 and the ISOP options expire 10 years from the grant date.  The following table summarizes the stock option activity:

(Dollars in thousands except share and per share data)
	ESPP	Weighted Average	Aggregate
	Options	Price Per Share	Intrinsic Value
Balance Outstanding at December 31, 2012	37,627	$12.64
Granted	34,417	15.24
Exercised	(4,007)	12.84
Expired	(35,758)	12.77
Balance Outstanding at December 31, 2013	32,279	$15.24
Granted	27,596	18.91
Exercised	(3,793)	15.55
Expired	(30,112)	15.40
Balance Outstanding at December 31, 2014	25,970	$18.91
Granted	23,379	23.42
Exercised	(4,794)	19.17
Expired	(22,269)	19.08
Balance Outstanding at December 31, 2015	22,286	$23.42	$2

	ISOP	Weighted Average
	Options	Price Per Share
Balance Outstanding at December 31, 2012	62,324	$23.93
Granted	-	-
Exercised	-	-
Forfeited	(6,499)	21.51
Balance Outstanding at December 31, 2013	55,825	$$24.21
Granted	-	-
Exercised	-	-
Forfeited	(11,750)	27.67
Balance Outstanding at December 31, 2014	44,075	$$23.29
Granted	17,500	22.05
Exercised	-	-
Forfeited	(8,500)	25.29
Balance Outstanding at December 31, 2015	53,075	$$22.56	$50

The following table provides information about the options outstanding at December 31, 2015:

	Options			Weighted
	Outstanding	Exercise Price or	Weighted Average	Average Remaining
Stock Option Plan	and Exercisable	Price Range	Exercise Price	Life (years)
Employee Stock Purchase Plan	22,286	$23.42	$23.42	0.5

Incentive Stock Option Plan	9,200	$16.11	$16.11	3.2
Incentive Stock Option Plan	17,500	$22.05	22.05	9.2
Incentive Stock Option Plan	13,425	$23.77	23.77	2.1
Incentive Stock Option Plan	12,950	$24.67 - $27.68	26.57	0.8
ISOP Total/Average	53,075		$22.56	4.3

The fair value of the ISOP options granted has been estimated using the Black-Scholes method and the following assumptions for the years shown:

	2015	2014	2013

Incentive Stock Option Plan
Options granted	17,500	-	-
Risk-free interest rate	1.47%	-	-
Expected volatility of the Corporation's stock	28.64%	-	-
Expected dividend yield	3.09%	-	-

Expected life (in years)	5.25	-	-
Weighted average fair value of options granted	$4.22	$-	$-

(Dollars in thousands)
Compensation expense included in net income
ESPP	$-	$-	$-
ISOP	74	-	-
Total compensation expense included in net income	$74	$-	$-

Note 17. Deferred Compensation Agreement

The Corporation has entered into deferred compensation agreements with three former and one current director that provides for the payment of benefits over a ten-year period, beginning at age 65.  At inception, the present value of the obligations under these deferred compensation agreements amounted to approximately $600 thousand, which is being accrued over the estimated remaining service period of these directors.  Expense associated with the agreements was $76 thousand for 2015 and $18 thousand for 2014 and 2013.  With the 2015 expense, the plan was fully funded and no future expense will be recognized for this plans.  Payments for the directors deferred compensation plan are scheduled through 2022.

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

Note 18.  Shareholders’ Equity

The Board of Directors, from time to time, authorizes the repurchase of the Corporation’s $1.00 par value common stock. The repurchased shares will be held as Treasury shares available for issuance in connection with future stock dividends and stock splits, employee benefit plans, executive compensation plans, the Dividend Reinvestment Plan and other appropriate corporate purposes. The term of the repurchase plans is normally one year.  A corporate stock repurchase plan was not authorized in 2015.  The Corporation held 383,440 and 388,234 shares at cost at December 31, 2015 and 2014, respectively.

The Corporation’s dividend reinvestment plan (DRIP) allows for shareholders to purchase additional shares of the Corporation’s common stock by reinvesting cash dividends paid on their shares or through optional cash payments. The Corporation has authorized one million (1,000,000) shares of its currently authorized common stock to be issued under the amended plan.  During 2015,  52,755 shares of common stock were purchased through the dividend reinvestment plan at a value of $1.2 million and 639,585 shares remain to be issued.

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

The Bank had the following outstanding commitments as of December 31:

(Dollars in thousands)	2015	2014
Financial instruments whose contract amounts represent credit risk
Commercial commitments to extend credit	$218,192	$204,069
Consumer commitments to extend credit (secured)	41,604	38,654
Consumer commitments to extend credit (unsecured)	5,653	5,569
	$265,449	$248,292
Standby letters of credit	$25,944	$22,717

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

Standby letters of credit are instruments issued by the Bank, which guarantee the beneficiary payment by the Bank in the event of default by the Bank’s customer in the nonperformance of an obligation or service.  Most standby letters of credit are extended for one-year periods.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank holds collateral supporting those commitments for which collateral is deemed necessary primarily in the form of certificates of deposit and liens on real estate. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of December 31, 2015 and 2014 for guarantees under standby letters of credit issued is not material.

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

The following methods and assumptions were used to estimate the fair values of the Corporation’s financial instruments at December 31, 2015 and 2014.

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

The fair value of the Corporation's financial instruments are as follows:

	December 31, 2015
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3

Financial assets:
Cash and cash equivalents	$39,166	$39,166	$39,166	$-	$-
Investment securities available for sale	159,473	159,473	233	159,240	-
Restricted stock	782	782	-	782	-
Loans held for sale	461	461	-	461	-
Net loans	771,930	779,742	-	-	779,742
Accrued interest receivable	3,164	3,164	-	3,164	-

Financial liabilities:
Deposits	$918,512	$918,401	$-	$918,401	$-
Accrued interest payable	124	124	-	124	-

	December 31, 2014
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3

Financial assets:
Cash and cash equivalents	$48,593	$48,593	$48,593	$-	$-
Investment securities available for sale	171,751	171,751	1,053	170,698	-
Restricted stock	438	438	-	438	-
Loans held for sale	389	389	-	389	-
Net loans	717,420	721,680	-	-	721,680
Accrued interest receivable	3,038	3,038	-	3,038	-
Mortgage servicing rights	143	143	-	-	143

Financial liabilities:
Deposits	$881,181	$881,289	$-	$881,289	$-
Securities sold under agreements to repurchase	9,079	9,079	-	9,079	-
Accrued interest payable	169	169	-	169	-
Interest rate swaps	191	191	-	191	-

Recurring Fair Value Measurements

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2015 and 2014 are as follows:

(Dollars in Thousands)	Fair Value at December 31, 2015
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities	$233	$-	$-	$233
U.S. Government and Agency securities	-	13,836	-	13,836
Municipal securities	-	69,188	-	69,188
Trust Preferred Securities	-	5,289	-	5,289
Agency mortgage-backed securities	-	69,519	-	69,519
Private-label mortgage-backed securities	-	1,372	-	1,372
Asset-backed securities	-	36	-	36
Total assets	$233	$159,240	$-	$159,473

(Dollars in Thousands)	Fair Value at December 31, 2014
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities	$1,053	$-	$-	$1,053
U.S. Government and Agency securities	-	15,963	-	15,963
Municipal securities	-	68,366	-	68,366
Trust Preferred Securities	-	5,137	-	5,137
Agency mortgage-backed securities	-	79,494	-	79,494
Private-label mortgage-backed securities	-	1,695	-	1,695
Asset-backed securities	-	43	-	43
Total assets	$1,053	$170,698	$-	$171,751

Liability Description
Interest rate swaps	$-	$191	$-	$191
Total liabilities	$-	$191	$-	$191

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

Nonrecurring Fair Value Measurements

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2015 and 2014 are as follows:

(Dollars in Thousands)
	Fair Value at December 31, 2015
Asset Description	Level 1	Level 2	Level 3	Total
Impaired loans (1)	$-	$-	$-	$-
Premises held-for-sale (1)	-	-	225	225
Other real estate owned (1)	-	-	6,128	6,128
Total assets	$-	$-	$6,353	$6,353

(Dollars in Thousands)	Fair Value at December 31, 2014
Asset Description	Level 1	Level 2	Level 3	Total
Impaired loans (1)	$-	$-	$3,469	$3,469
Other real estate owned (1)	-	-	760	760
Mortgage servicing rights	-	-	143	143
Total assets	$-	$-	$4,372	$4,372

 (1) Includes assets directly charged-down to fair value during the year-to-date period.

The Corporation used the following methods and significant assumptions to estimate the fair values for financial assets measured at fair value on a nonrecurring basis.

Impaired loans: Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.  Collateral values are estimated by obtaining third-party appraisals that generally use a comparable sales valuation methodology with adjustments made for unique characteristics of the property.  Management review of the valuation may result in other qualitative adjustments as deemed necessary.  Because these inputs may not be observable they are classified as Level 3.  The cost-to-sell reflects Management’s estimate based on historical rates.

Other real estate:  The fair value of other real estate, upon initial recognition, is obtained through a process similar to the valuation process for impaired loans.  In connection with the measurement and initial recognition of the foregoing assets, the Corporation recognizes charge-offs through the allowance for loan losses.

Mortgage servicing rights: The fair value of mortgage servicing rights, upon initial recognition, is estimated using a valuation model that calculates the present value of estimated future net servicing income.  The model incorporates Level 3 assumptions such as cost to service, discount rate, prepayment speeds, default rates and losses from a third party provider without adjustments.

Premises held-for-sale: The fair value of premises held-for-sale is obtained through a process similar to the valuation process for other real estate.

The Corporation did not record any liabilities at fair value for which measurement of the fair value was made on a nonrecurring basis at December 31, 2015. For financial assets and liabilities measured at fair value on a recurring basis, there were no transfers of financial assets or liabilities between Level 1 and Level 2 during the period ending December 31, 2015.

The following table presents additional quantitative information about Level 3 assets measured at fair value on a nonrecurring basis:

(Dollars in Thousands)	Quantitative Information about Level 3 Fair Value Measurements
				Range
December 31, 2015	Fair Value	Valuation Technique	Unobservable Input	(Weighted Average)
Premises held-for-sale	225	Appraisal	-	-

Other real estate owned	6,128	Appraisal	-	-
			Cost to sell	8% (8%)

				Range
December 31, 2014	Fair Value	Valuation Technique	Unobservable Input	(Weighted Average)
Impaired loans	$ 3,469	Appraisal	Appraisal Adjustments	0% - 100% (26%)
			Cost to sell	0% - 10% (5%)
Other real estate owned	760	Appraisal	-	-
			Cost to sell	8% (8%)
Mortgage servicing rights	143	Discounted Cash Flow

Note 21. Parent Company (Franklin Financial Services Corporation) Financial Information

Balance Sheets	December 31
(Dollars in thousands)	2015	2014
Assets:
Cash and cash equivalents	$300	$414
Equity investment in subsidiaries	111,535	101,784
Other assets	33	1,323
Total assets	$111,868	$103,521

Liabilities:
Other liabilities	$492	$-
Total liabilities	492	-
Shareholders' equity	111,376	103,521
Total liabilities and shareholders' equity	$111,868	$103,521

Statements of Income	Years Ended December 31
(Dollars in thousands)	2015	2014	2013
Income:
Dividends from Bank subsidiary	$300	$1,151	$2,529
Interest and dividend income	-	15	31
Other income	171	-	-
OTTI loss on equity securities	-	-	(50)
Securities gains (losses), net	-	82	30
	471	1,248	2,540
Expenses:
Operating expenses	986	795	752
Income before income taxes and equity in undistributed income of subsidiaries	(515)	453	1,788
Income tax benefit	328	241	259
Equity in undistributed income of subsidiaries	10,391	7,708	4,185
Net income	$10,204	$8,402	$6,232

Statements of Comprehensive Income

	Years ended December 31
(Dollars in thousands)	2015	2014	2013
Net Income	$10,204	$8,402	$6,232
Securities:
Unrealized (losses) gains arising during the period	-	(236)	425
Reclassification adjustment for net (gains) losses included in net income	-	(82)	20
Net unrealized (losses) gains	-	(318)	445
Tax effect	-	108	(151)
Net of tax amount	-	(210)	294
Total other comprehensive (loss) income of Parent	-	(210)	294
Other comprehensive (loss) income of subsidiaries	(622)	1,806	(940)
Total Comprehensive Income	$9,582	$9,998	$5,586

Statements of Cash Flows	Years Ended December 31
(Dollars in thousands)	2015	2014	2013
Cash flows from operating activities
Net income	$10,204	$8,402	$6,232
Adjustments to reconcile net income to net cash provided
by operating activities:
Equity in undistributed income of subsidiary	(10,391)	(7,708)	(4,185)
Stock option compensation	74	-	-
Securities (gains) losses	-	(82)	(30)
OTTI loss on equity securities	-	-	50
Decrease (increase) in other assets	1,800	498	(321)
Net cash provided by operating activities	1,687	1,110	1,746

Cash flows from investing activities
Proceeds from sales of investment securities	-	568	312
Net cash provided by investing activities	-	568	312

Cash flows from financing activities
Dividends paid	(3,139)	(2,847)	(2,810)
Cash received from option exercises	92	59	52
Common stock issued under dividend reinvestment plan	1,246	923	926
Net cash used in financing activities	(1,801)	(1,865)	(1,832)
(Decrease) increase in cash and cash equivalents	(114)	(187)	226
Cash and cash equivalents as of January 1	414	601	375
Cash and cash equivalents as of December 31	$300	$414	$601

Note 22. Quarterly Results of Operations  (unaudited)

The following is a condensed summary of the quarterly results of consolidated operations of Franklin Financial for the years ended December 31, 2015 and 2014:

(Dollars in thousands, except per share)	Three months ended

2015	March 31	June 30	September 30	December 31

Interest income	$8,526	$8,578	$8,720	$8,790
Interest expense	641	619	555	556
Net interest income	7,885	7,959	8,165	8,234
Provision for loan losses	325	310	400	250
Other noninterest income	2,934	3,108	2,733	3,150
Securities gains (including gain on conversion)	718	8	-	-
Noninterest expense	7,489	7,659	7,613	8,374
Income before income taxes	3,723	3,106	2,885	2,760
Federal income tax expense	839	632	306	493
Net Income	$2,884	$2,474	$2,579	$2,267
Basic earnings per share	$0.68	$0.58	$0.61	$0.53
Diluted earnings per share	$0.68	$0.58	$0.61	$0.53
Dividends declared per share	$0.17	$0.19	$0.19	$0.19

(Dollars in thousands, except per share)	Three months ended

2014	March 31	June 30	September 30	December 31

Interest income	$8,574	$8,761	$8,830	$8,629
Interest expense	830	817	799	734
Net interest income	7,744	7,944	8,031	7,895
Provision for loan losses	198	266	-	300
Other noninterest income	2,380	2,641	2,788	2,791
Securities gains (losses)	-	221	(20)	59
Noninterest expense	7,688	7,615	7,748	8,251
Income before income taxes	2,238	2,925	3,051	2,194
Federal income tax expense	412	606	641	347
Net Income	$1,826	$2,319	$2,410	$1,847
Basic earnings per share	$0.44	$0.55	$0.57	$0.44
Diluted earnings per share	$0.44	$0.55	$0.57	$0.44
Dividends declared per share	$0.17	$0.17	$0.17	$0.17

Due to rounding, the sum of the quarters may not equal the amount reported for the year.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s Management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2015, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management Report on Internal Control Over Financial Reporting

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (1992).  Based on this assessment, Management concluded that, as of December 31, 2015, the Corporation’s internal control over financial reporting is effective based on those criteria.

There were no changes during the fourth quarter of 2015 in the Corporation’s internal control over financial reporting which materially affected, or which are reasonably likely to affect, the Corporation’s internal control over financial reporting.

The Corporation’s independent registered public accounting firm has audited the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2015.  Their report is included herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Franklin Financial Services Corporation

Chambersburg, Pennsylvania

We have audited Franklin Financial Services Corporation and its subsidiaries’ (the “Corporation”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, the Franklin Financial Services Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Franklin Financial Services Corporation and its subsidiaries as of December 31, 2015 and 2014 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015, and our report dated March 9, 2016 expressed an unqualified opinion.

/s/ BDO USA, LLP

Harrisburg, Pennsylvania

March 9, 2016

Item 9B.  Other Information

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item relating to the directors and executive officers of the Corporation is incorporated herein by reference to the information set forth under the heading “INFORMATION CONCERNING THE ELECTION OF DIRECTORS - Information about Nominees, Continuing Directors and Executive Officers” and under the heading “ADDITIONAL INFORMATION – Key Employees” appearing in the Corporation's proxy statement dated March 15, 2016.

The information required by this item relating to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information set forth under the heading “ADDITIONAL INFORMATION - Compliance with Section 16(a) of the Exchange Act” appearing in the Corporation's proxy statement dated March 15, 2016.

The information required by this item relating to the Corporation's code of ethics is incorporated herein by reference to the information set forth under the heading “INFORMATION CONCERNING CORPORATE GOVERNANCE POLICIES, PRACTICES AND PROCEDURES” appearing in the Corporation's proxy statement dated March 15, 2016.  The Corporation will file on Form 8-K any amendments to, or waivers from, the code of ethics applicable to any of its directors or executive officers.

The information required by this item relating to material changes to the procedures by which the Corporation's shareholders may recommend nominees to the Board of Directors is incorporated herein by reference to the information set forth under the heading “INFORMATION CONCERNING THE ELECTION OF DIRECTORS - Nominations for Election of Directors” appearing in the Corporation's proxy statement dated March 15, 2016.

The information required by this item relating to the Corporation's audit committee and relating to an audit committee financial expert is incorporated herein by reference to the information set forth under the heading “BOARD STRUCTURE AND COMMITTEES - Audit Committee” appearing in the Corporation's proxy statement dated March 15, 2016.

Item 11.  Executive Compensation

The information required by this item relating to executive compensation is incorporated herein by reference to the information set forth under the heading “EXECUTIVE COMPENSATION” appearing in the Corporation's proxy statement dated March 15, 2016; provided, however, that the information set forth under the subheading “Compensation Committee Report” is intended to be furnished and not filed.

The information required by this item relating to the compensation committee interlocks and insider participation is incorporated herein by reference to the information set forth under the heading “BOARD STRUCTURE AND COMMITTEES - Compensation Committee Interlocks and Insider Participation” appearing in the Corporation's proxy statement dated March 15, 2016.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item relating to securities authorized for issuance under executive compensation plans is incorporated herein by reference to the information set forth under the heading “EXECUTIVE COMPENSATION – Compensation Tables and Additional Compensation Disclosure” appearing in the Corporation's proxy statement dated March 15, 2016.

The information required by this item relating to security ownership of certain beneficial owners is incorporated herein by reference to the information set forth under the heading “GENERAL INFORMATION - Voting of Shares and Principal Holders Thereof'” appearing in the Corporation's proxy statement dated March 15, 2016.

The information required by this item relating to security ownership of management is incorporated herein by reference to the information set forth under the heading “INFORMATION CONCERNING THE ELECTION OF DIRECTORS - Information about Nominees, Continuing Directors and Executive Officers” appearing in the Corporation's proxy statement dated March 15, 2016.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item relating to transactions with related persons is incorporated herein by reference to the information set forth under the heading “ADDITIONAL INFORMATION - Transactions with Related Persons” appearing in the Corporation's proxy statement dated March 15, 2016.

The information required by this item relating to director independence is incorporated herein by reference to the information set forth under the heading “INFORMATION CONCERNING THE ELECTION OF DIRECTORS -Director Independence “ and under the heading “ADDITIONAL INFORMATION - Transactions with Related Persons” appearing in the Corporation's proxy statement dated March 15, 2016.

Item 14.  Principal Accountant Fees and Services

The information required by this item relating to principal accountant fees and services is incorporated herein by reference to the information set forth under the heading “RELATIONSHIP WITH INDEPENDENT PUBLIC ACCOUNTANTS” appearing in the Corporation's proxy statement dated March 15, 2016.

Part IV

Item 15.  Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1)  The following Consolidated Financial Statements of the Corporation:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets – December 31, 2015 and 2014,

Consolidated Statements of Income – Years ended December 31, 2015, 2014 and 2013,

Consolidated Statements of Comprehensive Income – Years ended December 31, 2015, 2014 and 2013,

Consolidated Statements of Changes in Shareholders’ Equity – Years ended December 31, 2015, 2014 and 2013,

Consolidated Statements of Cash Flows - Years ended December 31, 2015, 2014 and 2013,

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
Chief Executive Officer

Dated: March 9, 2016

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ G. Warren Elliott	Chairman of the Board and Director	March 9, 2016
G. Warren Elliott

/s/ William E. Snell, Jr.	Chief Executive Officer and Director	March 9, 2016
William E. Snell, Jr.	(Principal Executive Officer)

/s/ Timothy G. Henry	President and Director	March 9, 2016
Timothy G. Henry

/s/ Mark R. Hollar	Treasurer and Chief Financial Officer	March 9, 2016
Mark R. Hollar	(Principal Financial and Accounting Officer)

/s/ Martin R. Brown	Director	March 9, 2016
Martin R. Brown

	Director	March 9, 2016
Gregory A. Duffey

/s/ Daniel J. Fisher	Director	March 9, 2016
Daniel J. Fisher

	Director	March 9, 2016
Donald A. Fry

/s/ Allan E. Jennings, Jr.	Director	March 9, 2016
Allan E. Jennings, Jr.

/s/ Richard E. Jordan, III	Director	March 9, 2016
Richard E. Jordan, III

/s/ Stanley J. Kerlin	Director	March 9, 2016
Stanley J. Kerlin

/s/ Patricia D. Lacy	Director	March 9, 2016
Patricia D. Lacy

/s/ Donald H. Mowery	Director	March 9, 2016
Donald H. Mowery

/s/ Martha B. Walker	Director	March 9, 2016
Martha B. Walker

Exhibit Index for the Year

Ended December 31, 2015

Item	Description
3.1	Articles of Incorporation of the Corporation (Filed as Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.)
3.2	Bylaws of the Corporation (Filed as Exhibit 3.2 to Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.)
4.	Instruments defining the rights of securities holders, including indentures, are contained in the Articles of Incorporation (Exhibit 3.1) and Bylaws (Exhibit 3.2)
10.1	Deferred Compensation Agreements with Bank Directors* (Filed as Exhibit 10.1 to Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.)
10.2	Director’s Deferred Compensation Plan* (Filed as Exhibit 10.2 to Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.)
10.3	Incentive Stock Option Plan of 2002 (Filed as Exhibit 99.1 to Registration Statement No. 333-90348 on Form S-8 and incorporated herein by reference)*
10.4	Management Group Pay for Performance Program* (Filed as Exhibit 10.4 to Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.)
10.5	Directors Pay for Performance Program* (Filed as Exhibit 10.5 to Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.)
10.6	Incentive Stock Option Plan of 2013 (Filed as Exhibit 10.1 to Registration Statement No. 333-193655 on Form S-8 filed January 30, 2014 and incorporated herein by reference)*
14.	Code of Ethics posted on the Corporation’s website
21.	Subsidiaries of Corporation - filed herewith
23.1	Consent of BDO USA, LLP – filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer) – filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer) – filed herewith
32.1	Section 1350 Certification (Chief Executive Officer) – filed herewith
32.2	Section 1350 Certification (Chief Financial Officer) – filed herewith
101	Interactive Data File (XBRL)

* Compensatory plan or arrangement.