Form 10-Q
period 2016-03-31
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2016-05-09
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

There were 4,286,271 outstanding shares of the Registrant’s common stock as of April 30, 2016.

Part I FINANCIAL INFORMATION

Item 1 Financial Statements

Consolidated Balance Sheets

(Dollars in thousands, except share and per share data)(unaudited)	March 31	December 31
	2016	2015
Assets
Cash and due from banks	$12,912	$20,664
Interest-bearing deposits in other banks	46,215	18,502
Total cash and cash equivalents	59,127	39,166
Investment securities available for sale, at fair value	154,691	159,473
Restricted stock	439	782
Loans held for sale	559	461
Loans	802,568	782,016
Allowance for loan losses	(10,342)	(10,086)
Net Loans	792,226	771,930
Premises and equipment, net	14,592	14,759
Bank owned life insurance	22,063	22,364
Goodwill	9,016	9,016
Other real estate owned	6,331	6,451
Deferred tax asset, net	4,288	4,758
Other assets	6,604	6,135
Total assets	$1,069,936	$1,035,295

Liabilities
Deposits
Noninterest-bearing checking	$159,829	$152,095
Money management, savings and interest checking	707,596	680,686
Time	83,543	85,731
Total Deposits	950,968	918,512
Other liabilities	4,655	5,407
Total liabilities	955,623	923,919

Shareholders' equity
Common stock, $1 par value per share,15,000,000 shares authorized with
4,673,477 shares issued and 4,290,220 shares outstanding at March 31, 2016 and
4,659,319 shares issued and 4,275,879 shares outstanding at December 31, 2015	4,673	4,659
Capital stock without par value, 5,000,000 shares authorized with no
shares issued and outstanding	-	-
Additional paid-in capital	39,083	38,778
Retained earnings	80,430	78,517
Accumulated other comprehensive loss	(3,020)	(3,722)
Treasury stock, 383,257 shares at March 31, 2016 and 383,440 shares at
December 31, 2015, at cost	(6,853)	(6,856)
Total shareholders' equity	114,313	111,376
Total liabilities and shareholders' equity	$1,069,936	$1,035,295

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Income

	For the Three Months Ended
(Dollars in thousands, except per share data) (unaudited)	March 31
	2016	2015
Interest income
Loans, including fees	$8,088	$7,376
Interest and dividends on investments:
Taxable interest	575	636
Tax exempt interest	367	408
Dividend income	6	51
Deposits and obligations of other banks	62	55
Total interest income	9,098	8,526

Interest expense
Deposits	543	641
Short-term borrowings	2	-
Total interest expense	545	641
Net interest income	8,553	7,885
Provision for loan losses	300	325
Net interest income after provision for loan losses	8,253	7,560

Noninterest income
Investment and trust services fees	1,253	1,263
Loan service charges	226	182
Deposit service charges and fees	578	490
Other service charges and fees	303	296
Debit card income	347	318
Increase in cash surrender value of life insurance	135	139
Net (loss) gain on sale of other real estate owned	(8)	32
OTTI losses on debt securities	(20)	(20)
Gain on conversion of investment security	-	728
Securities gains	1	-
Other	138	224
Total noninterest income	2,953	3,652

Noninterest expense
Salaries and employee benefits	4,370	4,083
Occupancy, net	600	615
Furniture and equipment	216	231
Advertising	282	188
Legal and professional	297	296
Data processing	497	467
Pennsylvania bank shares tax	237	196
Intangible amortization	-	90
FDIC insurance	157	148
ATM/debit card processing	228	187
Foreclosed real estate	63	12
Telecommunications	118	117
Other	730	859
Total noninterest expense	7,795	7,489
Income before federal income taxes	3,411	3,723
Federal income tax expense	685	839
Net income	$2,726	$2,884

Per share
Basic earnings per share	$0.64	$0.68
Diluted earnings per share	$0.64	$0.68
Cash dividends declared	$0.19	$0.17

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Comprehensive Income

	For the Three Months Ended
	March 31
(Dollars in thousands) (unaudited)	2016	2015
Net Income	$2,726	$2,884

Securities:
Unrealized gains arising during the period	1,045	703
Reclassification adjustment for losses (gains) included in net income (1)	19	(708)
Net unrealized gains (losses)	1,064	(5)
Tax effect	(362)	2
Net of tax amount	702	(3)

Derivatives:
Unrealized losses arising during the period	-	(1)
Reclassification adjustment for losses included in net income (2)	-	96
Net unrealized gains	-	95
Tax effect	-	(33)
Net of tax amount	-	62

Total other comprehensive income	702	59
Total Comprehensive Income	$3,428	$2,943

Reclassification adjustment / Statement line item	Tax expense (benefit)
(1) Securities / gain on conversion & securities (gains) losses, net	$(6)	$241
(2) Derivatives / interest expense on deposits	-	(33)

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Changes in Shareholders' Equity

For the Three months March 31, 2016 and 2015:

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
(Dollars in thousands, except per share data) (unaudited)	Stock	Capital	Earnings	Loss	Stock	Total
Balance at December 31, 2014	$4,607	$37,504	$71,452	$(3,100)	$(6,942)	$103,521
Net income	-	-	2,884	-	-	2,884
Other comprehensive income	-	-	-	59	-	59
Cash dividends declared, $.17 per share	-	-	(718)	-	-	(718)
Treasury shares issued under stock option plans, 205 shares	-	-	-	-	4	4
Common stock issued under dividend reinvestment plan, 9,660 shares	9	203	-	-	-	212
Balance at March 31, 2015	$4,616	$37,707	$73,618	$(3,041)	$(6,938)	$105,962

Balance at December 31, 2015	$4,659	$38,778	$78,517	$(3,722)	$(6,856)	$111,376
Net income	-	-	2,726	-	-	2,726
Other comprehensive income	-	-	-	702	-	702
Cash dividends declared, $.19 per share	-	-	(813)	-	-	(813)
Treasury shares issued under stock option plans, 183 shares	-	1	-	-	3	4
Common stock issued under dividend reinvestment plan, 14,158 shares	14	290	-	-	-	304
Stock option compensation expense	-	14	-	-	-	14
Balance at March 31, 2016	$4,673	$39,083	$80,430	$(3,020)	$(6,853)	$114,313

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Cash Flows

	Three Months Ended March 31
	2016	2015
(Dollars in thousands) (unaudited)
Cash flows from operating activities
Net income	$2,726	$2,884
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	331	339
Net amortization of loans and investment securities	355	377
Amortization and net change in mortgage servicing rights valuation	14	11
Amortization of intangibles	-	90
Provision for loan losses	300	325
Gain on sales of securities	(1)	-
Impairment write-down on securities recognized in earnings	20	20
Gain on conversion of investment security	-	(728)
Loans originated for sale	(2,805)	(882)
Proceeds from sale of loans	2,707	1,116
Write-down of other real estate owned	46	-
Net loss (gain) on sale or disposal of other real estate/other repossessed assets	8	(32)
Increase in cash surrender value of life insurance	(135)	(139)
Stock option compensation	14	-
(Increase) decrease in other assets	(545)	198
(Decrease) increase in other liabilities	(684)	278
Net cash provided by operating activities	2,351	3,857

Cash flows from investing activities
Proceeds from sales and calls of investment securities available for sale	615	-
Proceeds from maturities and pay-downs of securities available for sale	7,426	6,399
Purchase of investment securities available for sale	(2,637)	(11,146)
Net decrease in restricted stock	343	-
Net (increase) decrease in loans	(20,440)	2,982
Capital expenditures	(150)	(120)
Proceeds from surrender of life insurance policy	436	-
Proceeds from sale of other real estate	66	129
Net cash used in investing activities	(14,341)	(1,756)

Cash flows from financing activities
Net increase in demand deposits, interest-bearing checking, and savings accounts	34,644	27,955
Net decrease in time deposits	(2,188)	(3,741)
Net decrease in repurchase agreements	-	(9,079)
Dividends paid	(813)	(718)
Cash received from option exercises	4	4
Common stock issued under dividend reinvestment plan	304	212
Net cash provided by financing activities	31,951	14,633

Increase in cash and cash equivalents	19,961	16,734
Cash and cash equivalents as of January 1	39,166	48,593
Cash and cash equivalents as of March 31	$59,127	$65,327

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest on deposits and other borrowed funds	$522	$611
Income taxes	$700	$262

Noncash Activities
Loans transferred to Other Real Estate	$-	$449

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, and cash flows as of March  31, 2016, and for all other periods presented have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted.  It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s 2015 Annual Report on Form 10-K.  The consolidated results of operations for the period ended March 31, 2016 are not necessarily indicative of the operating results for the full year.  Management has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.

The consolidated balance sheet at December 31, 2015 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete consolidated financial statements.

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

Earnings per share are computed based on the weighted average number of shares outstanding during each period end.  A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

	For the Three Months Ended
	March 31
(Dollars and shares in thousands, except per share data)	2016	2015
Weighted average shares outstanding (basic)	4,283	4,223
Impact of common stock equivalents	2	6
Weighted average shares outstanding (diluted)	4,285	4,229
Anti-dilutive options excluded from calculation	63	29
Net income	$2,726	$2,884
Basic earnings per share	$0.64	$0.68
Diluted earnings per share	$0.64	$0.68

Note 2. Recent Accounting Pronouncements

Revenue from Contracts with Customers (Topic 606). The amendments in this Update (ASU 2014-09) establish a comprehensive revenue recognition standard for virtually all industries under U.S. GAAP, including those that previously followed industry-specific guidance such as the real estate, construction and software industries. The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this objective, the standard requires five basic steps: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The ASU is effective for public entities for annual periods beginning after December 15, 2016, including interim periods therein. Three basic transition methods are available – full retrospective, retrospective with certain practical expedients, and a cumulative effect approach. Under the third alternative, an entity would apply the new revenue standard only to contracts that are incomplete under legacy U.S. GAAP at the date of initial application (e.g. January 1, 2017) and recognize the cumulative effect of the new standard as an adjustment to the opening balance of retained earnings. That is, prior years would not be restated and additional disclosures would be required to enable users of the financial statements to understand the impact of adopting the new standard in the current year compared to prior years that are presented under legacy U.S. GAAP. Early adoption is prohibited under U.S. GAAP. The Corporation does not believe ASU 2014-09 will have a material effect on its financial statements.

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

Leases (Topic 842). In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases.  From the lessee’s perspective, the new standard established a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for a lessees.  From the lessor’s perspective, the new standard requires a lessor to classify leases as either sales-type, finance or operating.  A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee.  If risks and rewards are conveyed without the transfer of control, the lease is treated as financing.  If the lessor doesn’t convey risks and rewards or control, an operating lease results.

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

Note 3. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive losses included in shareholders' equity are as follows:

	March 31,	December 31,
	2016	2015
(Dollars in thousands)
Net unrealized gains on securities	$2,202	$1,138
Tax effect	(749)	(387)
Net of tax amount	1,453	751

Accumulated pension adjustment	(6,777)	(6,777)
Tax effect	2,304	2,304
Net of tax amount	(4,473)	(4,473)

Total accumulated other comprehensive loss	$(3,020)	$(3,722)

Note 4. Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Bank generally holds collateral and/or personal guarantees supporting these commitments.  The Bank had $29.1 million and $25.9 million of standby letters of credit as of March  31, 2016 and December 31, 2015, respectively. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The amount of the liability as of March  31, 2016 and December 31, 2015 for guarantees under standby letters of credit issued was not material.

Note 5. Investments

The amortized cost and estimated fair value of investment securities available for sale as of March  31, 2016 and December 31, 2015 are as follows:

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
March 31, 2016	cost	gains	losses	value
Equity securities	$164	$72	$-	$236
U.S. Government and Agency securities	13,362	286	(26)	13,622
Municipal securities	65,022	1,937	(78)	66,881
Trust preferred securities	5,964	-	(1,000)	4,964
Agency mortgage-backed securities	66,679	1,060	(62)	67,677
Private-label mortgage-backed securities	1,261	20	(5)	1,276
Asset-backed securities	37	-	(2)	35
	$152,489	$3,375	$(1,173)	$154,691

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
December 31, 2015	cost	gains	losses	value
Equity securities	$164	$69	$-	$233
U.S. Government and Agency securities	13,705	164	(33)	13,836
Municipal securities	67,851	1,555	(218)	69,188
Trust preferred securities	5,958	-	(669)	5,289
Agency mortgage-backed securities	69,284	621	(386)	69,519
Private-label mortgage-backed securities	1,335	39	(2)	1,372
Asset-backed securities	38	-	(2)	36
	$158,335	$2,448	$(1,310)	$159,473

At March 31, 2016 and December 31, 2015, the fair value of investment securities pledged to secure public funds, trust balances, deposit and other obligations totaled $69.8 million and $79.6 million, respectively.

The amortized cost and estimated fair value of debt securities at March  31, 2016, by contractual maturity are shown below. Actual maturities may differ from contractual maturities because of prepayment or call options embedded in the securities.

(Dollars in thousands)	Amortized cost	Fair value
Due in one year or less	$1,673	$1,682
Due after one year through five years	12,879	13,215
Due after five years through ten years	27,472	28,425
Due after ten years	42,361	42,180
	84,385	85,502
Mortgage-backed securities	67,940	68,953
	$152,325	$154,455

The composition of the net realized securities gains for the three months ended are as follows:

	For the Three Months Ended
	March 31
(Dollars in thousands)	2016	2015
Gross gains realized	$1	$-
Gross losses realized	-	-
Conversion gain	-	728
Net gains realized	$1	$728

The following table provides additional detail about trust preferred securities as of March  31, 2016:

Trust Preferred Securities

(Dollars in thousands)
Deal Name	Maturity	Single Issuer or Pooled	Class	Amortized Cost	Fair Value	Gross Unrealized Gain (Loss)	Lowest Credit Rating Assigned

BankAmerica Cap III	1/15/2027	Single	Preferred Stock	$965	$772	$(193)	BB+
Wachovia Cap Trust II	1/15/2027	Single	Preferred Stock	278	241	(37)	BBB
Huntington Cap Trust	2/1/2027	Single	Preferred Stock	944	803	(141)	BB
Corestates Captl Tr II	2/15/2027	Single	Preferred Stock	940	802	(138)	BBB+
Huntington Cap Trust II	6/15/2028	Single	Preferred Stock	896	776	(120)	BB
Chase Cap VI JPM	8/1/2028	Single	Preferred Stock	965	786	(179)	BBB-
Fleet Cap Tr V	12/18/2028	Single	Preferred Stock	976	784	(192)	BB+
				$5,964	$4,964	$(1,000)

The following table provides additional detail about private label mortgage-backed securities as of March  31, 2016:

Private Label Mortgage Backed Securities

(Dollars in thousands)				Gross				Cumulative
	Origination	Amortized	Fair	Unrealized	Collateral	Lowest Credit	Credit	OTTI
Description	Date	Cost	Value	Gain (Loss)	Type	Rating Assigned	Support %	Charges
MALT 2004-6 7A1	6/1/2004	$334	$337	$3	ALT A	CCC	14.83	$-
RALI 2005-QS2 A1	2/1/2005	195	206	11	ALT A	CC	4.96	10
RALI 2006-QS4 A2	4/1/2006	442	441	(1)	ALT A	D	-	323
GSR 2006-5F 2A1	5/1/2006	57	63	6	Prime	D	-	15
RALI 2006-QS8 A1	7/28/2006	233	229	(4)	ALT A	D	-	227
		$1,261	$1,276	$15				$575

Impairment:

The investment portfolio contained forty-seven securities with $25.8 million of temporarily impaired fair value and $1.2 million in unrealized losses at March 31, 2016. The total unrealized loss position has decreased from $1.3 million at year-end 2015.

For securities with an unrealized loss, Management applies a systematic methodology in order to perform an assessment of the potential for other-than-temporary impairment.  In the case of debt securities, investments considered for other-than-temporary impairment: (1) had a specified maturity or repricing date; (2) were generally expected to be redeemed at par, and (3) were expected to achieve a recovery in market value within a reasonable period of time. In addition, the Bank considers whether it intends to sell these securities or whether it will be forced to sell these securities before the earlier of amortized cost recovery or maturity. Equity securities are assessed for other-than-temporary impairment based on the length of time of impairment, dollar amount of the impairment and general market and financial conditions relating to specific issues.  The impairment identified on debt and equity securities and subject to assessment at March 31, 2016, was deemed to be temporary and required no further adjustments to the financial statements, unless otherwise noted.

The following table reflects temporary impairment in the investment portfolio (excluding restricted stock), aggregated by investment category, length of time that individual securities have been in a continuous unrealized loss position and the number of securities in each category as of March 31, 2016  and December 31, 2015:

	March 31, 2016
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Government and Agency securities	$1,308	$(1)	4	$3,363	$(25)	9	$4,671	$(26)	13
Municipal securities	-	-	-	3,926	(78)	6	3,926	(78)	6
Trust preferred securities	-	-	-	4,964	(1,000)	7	4,964	(1,000)	7
Agency mortgage-backed securities	3,845	(15)	6	7,749	(47)	12	11,594	(62)	18
Private-label mortgage-backed securities	-	-	-	670	(5)	2	670	(5)	2
Asset-backed securities	-	-	-	5	(2)	1	5	(2)	1
Total temporarily impaired securities	$5,153	$(16)	10	$20,677	$(1,157)	37	$25,830	$(1,173)	47

	December 31, 2015
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Government and Agency securities	$479	$(1)	3	$4,364	$(32)	10	$4,843	$(33)	13
Municipal securities	5,806	(35)	8	4,785	(183)	7	10,591	(218)	15
Trust preferred securities	-	-	-	5,289	(669)	7	5,289	(669)	7
Agency mortgage-backed securities	18,977	(215)	29	7,394	(171)	13	26,371	(386)	42
Private-label mortgage-backed securities	-	-	-	246	(2)	1	246	(2)	1
Asset-backed securities	-	-	-	5	(2)	1	5	(2)	1
Total temporarily impaired securities	$25,262	$(251)	40	$22,083	$(1,059)	39	$47,345	$(1,310)	79

The unrealized loss in the municipal bond portfolio decreased to $78 thousand from $218 thousand at December 31, 2015 as market prices improved during the quarter.  There are six securities in this portfolio with an unrealized loss and the loss in this portfolio is deemed to be non-credit related and no other-than-temporary impairment charges have been recorded.

The trust preferred portfolio contains seven securities with a fair value of $5.0 million and an unrealized loss of $1.0 million. The trust-preferred securities held by the Bank are single entity issues, not pooled trust preferred securities.  Therefore, the impairment review of these securities is based only on the issuer and the security cannot be impaired by the performance of other issuers as if it was a pooled trust-preferred bond. All of the Bank’s trust preferred securities are single issue, variable rate notes with long maturities (2027 – 2028).  None of these bonds have suspended or missed a dividend payment. At March 31, 2016, the Bank believes it will be able to collect all interest and principal due on these bonds and no other-than-temporary-impairment charges were recorded.

There are two PLMBS bonds showing a small unrealized loss of $5 thousand.  However, the PLMBS sector as a whole is showing an unrealized gain of $15 thousand at quarter end.  This is primarily a result of the cumulative OTTI charges recorded on this portfolio.  Due to the nature of these bonds, they are evaluated closely. These bonds were all rated AAA at time of purchase, but have since experienced rating declines. Some have experienced increased delinquencies and defaults, while others have seen the credit support increase as the bonds paid-down. The Bank monitors the performance of the PLMBS investments on a regular basis and reviews delinquencies, default rates, credit support levels and various cash flow stress test scenarios. In determining the credit related loss, Management considers all principal past due 60 days or more as a loss. If additional principal moves beyond 60 days past due, it will also be considered a loss. As a result of the analysis on PLMBS it was determined that a $20 thousand impairment charge was required at the end of the first quarter.   The Bank has recorded $575 thousand of cumulative impairment charges on this portfolio. Management continues to monitor these securities and it is possible that additional write-downs may occur if current loss trends continue.

The following table represents the cumulative credit losses on debt securities recognized in earnings as of March 31:

(Dollars in thousands)	Three Months Ended
	2016	2015
Balance of cumulative credit-related OTTI at January 1	$555	$535
Additions for credit-related OTTI not previously recognized	20	20
Additional increases for credit-related OTTI previously recognized when there is no intent to sell
and no requirement to sell before recovery of amortized cost basis	-	-
Decreases for previously recognized credit-related OTTI because there was an intent to sell	-	-
Reduction for increases in cash flows expected to be collected	-	-
Balance of credit-related OTTI at March 31	$575	$555

The Bank held $439 thousand of restricted stock at March 31, 2016.  Except for $30 thousand, this investment represents stock in FHLB Pittsburgh. The Bank is required to hold this stock to be a member of FHLB and it is carried at cost of $100 per share. The level of FHLB stock held is determined by FHLB and is comprised of a minimum membership amount plus a variable activity amount. FHLB stock is evaluated for impairment primarily based on an assessment of the ultimate recoverability of its cost. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support its operations.  There is not a public market for FHLB stock and the benefits of FHLB membership (e.g., liquidity and low cost funding) add value to the stock beyond purely financial measures. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment.

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

A summary of loans outstanding, by primary collateral, at the end of the reporting periods is as follows:

			Change
(Dollars in thousands)	March 31, 2016	December 31, 2015	Amount	%
Residential Real Estate 1-4 Family
Consumer first liens	$101,412	$103,698	$(2,286)	(2.2)
Commercial first lien	60,394	57,780	2,614	4.5
Total first liens	161,806	161,478	328	0.2

Consumer junior liens and lines of credit	46,479	44,996	1,483	3.3
Commercial junior liens and lines of credit	5,936	5,917	19	0.3
Total junior liens and lines of credit	52,415	50,913	1,502	3.0
Total residential real estate 1-4 family	214,221	212,391	1,830	0.9

Residential real estate - construction
Consumer	514	545	(31)	(5.7)
Commercial	7,593	7,343	250	3.4
Total residential real estate construction	8,107	7,888	219	2.8

Commercial real estate	359,642	340,695	18,947	5.6
Commercial	215,671	215,942	(271)	(0.1)
Total commercial	575,313	556,637	18,676	3.4

Consumer	4,927	5,100	(173)	(3.4)
	802,568	782,016	20,552	2.6
Less: Allowance for loan losses	(10,342)	(10,086)	(256)	2.5
Net Loans	$792,226	$771,930	$20,296	2.6

Included in the loan balances are the following:
Net unamortized deferred loan fees (costs)	$547	$436

Loans pledged as collateral for borrowings and commitments from:
FHLB	$665,635	$643,449
Federal Reserve Bank	42,932	45,111
	$708,567	$688,560

Note 7. Loan Quality

The following table presents, by class, the activity in the Allowance for Loan Losses (ALL) for the periods ended:

	Residential Real Estate 1-4 Family
		Junior Liens &		Commercial
(Dollars in thousands)	First Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total

ALL at December 31, 2015	$989	$308	$194	$5,649	$1,519	$102	$1,325	$10,086
Charge-offs	(3)	-	-	(3)	(63)	(42)	-	(111)
Recoveries	32	-	-	-	15	20	-	67
Provision	(21)	8	5	535	39	19	(285)	300
ALL at March 31, 2016	$997	$316	$199	$6,181	$1,510	$99	$1,040	$10,342

ALL at December 31, 2014	$994	$271	$214	$4,978	$1,515	$127	$1,012	$9,111
Charge-offs	-	-	-	-	(201)	(52)	-	(253)
Recoveries	2	-	-	-	6	19	-	27
Provision	20	(3)	35	159	32	23	59	325
ALL at March 31, 2015	$1,016	$268	$249	$5,137	$1,352	$117	$1,071	$9,210

The following table presents, by class, loans that were evaluated for the ALL under the specific reserve (individually) and those that were evaluated under the general reserve (collectively) and the amount of the ALL established in each class as of March  31, 2016 and December 31, 2015:

	Residential Real Estate
	1-4 Family
		Junior Liens &		Commercial
(Dollars in thousands)	First Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total

March 31, 2016
Loans evaluated for ALL:
Individually	$398	$52	$501	$19,415	$-	$-	$-	$20,366
Collectively	161,408	52,363	7,606	340,227	215,671	4,927	-	782,202
Total	$161,806	$52,415	$8,107	$359,642	$215,671	$4,927	$-	$802,568

ALL established for loans evaluated:
Individually	$-	$-	$-	$74	$-	$-	$-	$74
Collectively	997	316	199	6,107	1,510	99	1,040	10,268
ALL at March 31, 2016	$997	$316	$199	$6,181	$1,510	$99	$1,040	$10,342

December 31, 2015
Loans evaluated for ALL:
Individually	$930	$51	$502	$14,309	$230	$-	$-	$16,022
Collectively	160,548	50,862	7,386	326,386	215,712	5,100	-	765,994
Total	$161,478	$50,913	$7,888	$340,695	$215,942	$5,100	$-	$782,016

ALL established for loans evaluated:
Individually	$-	$-	$-	$-	$9	$-	$-	$9
Collectively	989	308	194	5,649	1,510	102	1,325	10,077
ALL at December 31, 2015	$989	$308	$194	$5,649	$1,519	$102	$1,325	$10,086

The following table shows additional information about those loans considered to be impaired at March 31, 2016 and December 31, 2015:

	Impaired Loans
	With No Allowance		With Allowance
(Dollars in thousands)		Unpaid		Unpaid
	Recorded	Principal	Recorded	Principal	Related
March 31, 2016	Investment	Balance	Investment	Balance	Allowance
Residential Real Estate 1-4 Family
First liens	$1,067	$1,140	$-	$-	$-
Junior liens and lines of credit	65	101	-	-	-
Total	1,132	1,241	-	-	-
Residential real estate - construction	501	545	-	-	-
Commercial real estate	14,312	15,044	5,376	5,376	74
Commercial	42	54	-	-	-
Total	$15,987	$16,884	$5,376	$5,376	$74

December 31, 2015
Residential Real Estate 1-4 Family
First liens	$1,523	$1,725	$-	$-	$-
Junior liens and lines of credit	105	133	-	-	-
Total	1,628	1,858	-	-	-
Residential real estate - construction	502	546	-	-	-
Commercial real estate	14,431	15,007		-	-
Commercial	267	330	9	10	9
Total	$16,828	$17,741	$9	$10	$9

The following table shows the average of impaired loans and related interest income for the three months ended March  31, 2016 and 2015:

	Three Months Ended
	March 31, 2016
	Average	Interest
(Dollars in thousands)	Recorded	Income
	Investment	Recognized
Residential Real Estate 1-4 Family
First liens	$1,069	$6
Junior liens and lines of credit	70	-
Total	1,139	6
Residential real estate - construction	502	-
Commercial real estate	14,372	121
Commercial	44	-
Total	$16,057	$127

	Three Months Ended
	March 31, 2015
	Average	Interest
(Dollars in thousands)	Recorded	Income
	Investment	Recognized
Residential Real Estate 1-4 Family
First liens	$1,829	$8
Junior liens and lines of credit	145	-
Total	1,974	8
Residential real estate - construction	931	84
Commercial real estate	22,187	69
Commercial	1,325	-
Total	$26,417	$161

The following table presents the aging of payments of the loan portfolio:

(Dollars in thousands)		Loans Past Due and Still Accruing					Total
	Current	30-59 Days	60-89 Days	90 Days+	Total	Non-Accrual	Loans
March 31, 2016
Residential Real Estate 1-4 Family
First liens	$160,652	$470	$76	$109	$655	$499	$161,806
Junior liens and lines of credit	52,085	240	25	-	265	65	52,415
Total	212,737	710	101	109	920	564	214,221
Residential real estate - construction	7,488	-	-	118	118	501	8,107
Commercial real estate	350,024	595	-	-	595	9,023	359,642
Commercial	215,369	260	-	-	260	42	215,671
Consumer	4,901	22	2	2	26	-	4,927
Total	$790,519	$1,587	$103	$229	$1,919	$10,130	$802,568

December 31, 2015
Residential Real Estate 1-4 Family
First liens	$159,998	$44	$416	$214	$674	$806	$161,478
Junior liens and lines of credit	50,541	217	50	-	267	105	50,913
Total	210,539	261	466	214	941	911	212,391
Residential real estate - construction	7,209	177	-	-	177	502	7,888
Commercial real estate	330,953	5,713	196	152	6,061	3,681	340,695
Commercial	215,449	210	5	2	217	276	215,942
Consumer	5,041	55	4	-	59	-	5,100
Total	$769,191	$6,416	$671	$368	$7,455	$5,370	$782,016

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

	Pass	Special Mention	Substandard	Doubtful
(Dollars in thousands)	(1-5)	(6)	(7)	(8)	Total

March 31, 2016
Residential Real Estate 1-4 Family
First liens	$158,220	$2,063	$1,523	$-	$161,806
Junior liens and lines of credit	52,229	28	158	-	52,415
Total	210,449	2,091	1,681	-	214,221
Residential real estate - construction	7,264	-	843	-	8,107
Commercial real estate	337,680	1,758	20,204	-	359,642
Commercial	210,697	4,537	437	-	215,671
Consumer	4,925	-	2	-	4,927
Total	$771,015	$8,386	$23,167	$-	$802,568

December 31, 2015
Residential Real Estate 1-4 Family
First liens	$157,514	$2,122	$1,842	$-	$161,478
Junior liens and lines of credit	50,685	28	200	-	50,913
Total	208,199	2,150	2,042	-	212,391
Residential real estate - construction	7,386	-	502	-	7,888
Commercial real estate	319,985	6,175	14,535	-	340,695
Commercial	213,492	1,978	472	-	215,942
Consumer	5,100	-	-	-	5,100
Total	$754,162	$10,303	$17,551	$-	$782,016

The following table presents information on the Bank’s Troubled Debt Restructuring (TDR) loans:

					Troubled Debt Restructurings
					That Have Defaulted on
					Modified Terms in the
(Dollars in thousands)	Troubled Debt Restructurings				Last Twelve Months
	Number of	Recorded			Number of	Recorded
	Contracts	Investment	Performing*	Nonperforming*	Contracts	Investment
March 31, 2016
Residential real estate - construction	1	$501	$501	$-	-	$-
Residential real estate	4	651	500	151	-	-
Commercial real estate	11	12,558	12,558	-	-	-
Total	16	$13,710	$13,559	$151	-	$-

December 31, 2015
Residential real estate - construction	1	$502	$502	$-	-	$-
Residential real estate	4	654	503	151	-	-
Commercial real estate	10	12,125	12,125	-	-	-
Total	15	$13,281	$13,130	$151	-	$-

*The performing status is determined by the loan’s compliance with the modified terms.

The following table reports new TDR loans during 2016, concession granted and the recorded investment as of March 31, 2016:

	New During Period
	Number of	Pre-TDR	After-TDR	Recorded
Three Months Ended March 31, 2016	Contracts	Modification	Modification	Investment	Concession
Commercial real estate	1	$525	$525	$525	multiple

There were no new TDR loans made in the first three months of 2015.

Note 8. OREO

Changes in other real estate owned during the three months ended March 31, 2016 and 2015 were as follows:

	March 31
(Dollars in thousands)	2016	2015
Balance at beginning of the period	$6,451	$3,666
Additions	-	449
Proceeds from dispositions	(66)	(129)
(Loss) gain on sales, net	(8)	32
Valuation adjustment	(46)	-
Balance at the end of the period	$6,331	$4,018

Note 9. Pension

The components of pension expense for the periods presented are as follows:

	Three Months Ended March 31
(Dollars in thousands)	2016	2105
Components of net periodic cost:
Service cost	$81	$100
Interest cost	180	178
Expected return on plan assets	(293)	(296)
Recognized net actuarial loss	111	131
Net period cost	$79	$113

The Bank expects its pension expense to decrease to approximately $359 thousand in 2016 compared to $387 thousand in 2015.  No pension contributions were made or are expected to be made in 2016.

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

The following methods and assumptions were used to estimate the fair values of the Corporation’s financial instruments at March 31, 2016 and December 31, 2015.

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

The fair value of the Corporation's financial instruments are as follows:

	March 31, 2016
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3

Financial assets:
Cash and cash equivalents	$59,127	$59,127	$59,127	$-	$-
Investment securities available for sale	154,691	154,691	236	154,455	-
Restricted stock	439	439	-	439	-
Loans held for sale	559	559	-	559	-
Net loans	792,226	800,083	-	-	800,083
Accrued interest receivable	3,151	3,151	-	3,151	-

Financial liabilities:
Deposits	$950,968	$950,695	$-	$950,695	$-
Accrued interest payable	147	147	-	147	-

	December 31, 2015
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3

Financial assets:
Cash and cash equivalents	$39,166	$39,166	$39,166	$-	$-
Investment securities available for sale	159,473	159,473	233	159,240	-
Restricted stock	782	782	-	782	-
Loans held for sale	461	461	-	461	-
Net loans	771,930	779,742	-	-	779,742
Accrued interest receivable	3,164	3,164	-	3,164	-

Financial liabilities:
Deposits	$918,512	$918,401	$-	$918,401	$-
Accrued interest payable	124	124	-	124	-

Recurring Fair Value Measurements

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March  31, 2016 and December 31, 2015 are as follows:

(Dollars in Thousands	Fair Value at March 31, 2016
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities	$236	$-	$-	$236
U.S. Government and Agency securities	-	13,622	-	13,622
Municipal securities	-	66,881	-	66,881
Trust Preferred Securities	-	4,964	-	4,964
Agency mortgage-backed securities	-	67,677	-	67,677
Private-label mortgage-backed securities	-	1,276	-	1,276
Asset-backed securities	-	35	-	35
Total assets	$236	$154,455	$-	$154,691

(Dollars in Thousands)	Fair Value at December 31, 2015
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities	$233	$-	$-	$233
U.S. Government and Agency securities	-	13,836	-	13,836
Municipal securities	-	69,188	-	69,188
Trust Preferred Securities	-	5,289	-	5,289
Agency mortgage-backed securities	-	69,519	-	69,519
Private-label mortgage-backed securities	-	1,372	-	1,372
Asset-backed securities	-	36	-	36
Total assets	$233	$159,240	$-	$159,473

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

Nonrecurring Fair Value Measurements

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2016 and December 31, 2015 are as follows:

(Dollars in Thousands)
	Fair Value at March 31, 2016
Asset Description	Level 1	Level 2	Level 3	Total
Impaired loans (1)	$-	$-	$5,302	$5,302
Other real estate owned (1)			225	225
Total assets	$-	$-	$5,527	$5,527

(Dollars in Thousands)	Fair Value at December 31, 2015
Asset Description	Level 1	Level 2	Level 3	Total
Premises held-for-sale (1)	$-	$-	$225	$225
Other real estate owned (1)	-	-	6,128	6,128
Total assets	$-	$-	$6,353	$6,353

(1)	Includes assets directly charged-down to fair value during the year-to-date period.

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

The Corporation did not record any liabilities at fair value for which measurement of the fair value was made on a nonrecurring basis at March 31, 2016. For financial assets and liabilities measured at fair value on a recurring basis, there were no transfers of financial assets or liabilities between Level 1 and Level 2 during the period ending March 31, 2016.

The following table presents additional quantitative information about Level 3 assets measured at fair value on a nonrecurring basis:

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in Thousands)	at March 31, 2016
				Range
Asset Description	Fair Value	Valuation Technique	Unobservable Input	(Weighted Average)
Impaired loans (1)	$5,302	Appraisal	Appraisal Adjustments (2)	30% (30%)
			Cost to sell	8% (8%)
Other real estate owned (1)	225	Appraisal	-	-
			Cost to sell	8% (8%)

	at December 31, 2015
Premises held-for-sale (1)	$225	Appraisal	-	-
Other real estate owned (1)	6,128	Appraisal	-	-
			Cost to sell	8% (8%)
(1) Includes assets directly charged-down to fair value during the year-to-date period.
(2) Qualitative adjustments are discounts specific to each asset and are made as needed.

Note 11.  Financial Derivatives

The Board of Directors has given Management authorization to enter into derivative activity including interest rate swaps, caps and floors, forward-rate agreements, options and futures contracts in order to hedge interest rate risk.  The Bank is exposed to credit risk equal to the positive fair value of a derivative instrument, if any, as a positive fair value indicates that the counterparty to the agreement is financially liable to the Bank.  To limit this risk, counterparties must have an investment grade long-term debt rating and individual counterparty credit exposure is limited by Board approved parameters.  The final swap transaction matured in 2015.

The Effect of Derivative Instruments on the Statement of Income for the Three Months Ended March  31, 2016 and 2015 follows:

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships
(Dollars in thousands)					Amount of Gain
				Location of	or (Loss)
				Gain or (Loss)	Recognized in
				Recognized in	Income on
		Location of	Amount of Gain	Income on	Derivatives
	Amount of Gain	Gain or (Loss)	or (Loss)	Derivative (Ineffective	(Ineffective Portion
	or (Loss)	Reclassified from	Reclassified from	Portion and Amount	and Amount
	Recognized in OCI	Accumulated OCI	Accumulated OCI	Excluded from	Excluded from
	net of tax on Derivative	into Income	into Income	Effectiveness	Effectiveness
Date / Type	(Effective Portion)	(Effective Portion)	(Effective Portion)	Testing)	Testing)
Interest rate contracts

Three months ended:
March 31, 2016	$-	Interest Expense	$-	Other income (expense)	$-
March 31, 2015	$62	Interest Expense	$(96)	Other income (expense)	$-

Interest Rate Swap Agreements (“Swap Agreements”)

As of March  31, 2016, the Bank had no swap agreements outstanding. The Bank had entered into interest rate swap agreements as part of its asset/liability management program.  The swap agreements were free-standing derivatives and were recorded at fair value in the Corporation’s consolidated statements of condition.  The Bank was party to master netting arrangements with its financial institution counterparties; however, the Bank did not offset assets and liabilities under these arrangements for financial statement presentation purposes.  The master netting arrangements provided for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract.  Collateral, in the form of marketable securities, was posted by the counterparty with net liability positions in accordance with contract thresholds.

Note 12. Capital Ratios

Capital adequacy is currently defined by regulatory agencies through the use of several minimum required ratios.  In July 2013, Federal banking regulators approved the final rules from the Basel Committee on Banking Supervision for the regulation of capital requirements for bank holding companies and U.S banks, generally referred to as “Basel III.” The Basel III standards were effective for the Corporation and the Bank, effective January 1, 2015 (subject to a phase-in period for certain provisions).  Basel III imposes significantly higher capital requirements and more restrictive leverage and liquidity ratios than those previously in place.  The capital ratios to be considered “well capitalized” under Basel III are: (1) Common Equity Tier 1(CET1) of 6.5%, (2) Tier 1 Leverage of 5%, (3)Tier 1 Risk-Based Capital of 8%, and (4) Total Risk-Based Capital of 10%.  The CET1 ratio is a new capital ratio under Basel III and the Tier 1 risk-based capital ratio of 8% has been increased from 6%. The rules also include changes in the risk weights of certain assets to better reflect credit and other risk exposures. In addition, a capital conservation buffer will be phased-in beginning January 1, 2016 at 0.125%, increasing each year until fully implemented in 2019 at 2.5% above the minimum capital ratios required to avoid any capital distribution restrictions. The capital conservation buffer will be applicable to all of the capital ratios except for the Tier1 Leverage ratio. When fully implemented, the capital conservation buffer will have the effect of increasing the minimum capital ratios by 2.5%.  As of March 31, 2016, the Bank was “well capitalized’ under the Basel

III requirements and believes it would be “well capitalized” on a fully-phased in basis had such a requirement been in effect.

   The following table summarizes regulatory capital information as of March  31, 2016 and December 31, 2015 (restated) for the Corporation and the Bank.  The adequately capitalized minimum ratios, except for the Tier 1 Leverage Ratio, include the .625% Capital Conservation buffer effective for 2016.

			Regulatory Ratios
			Adequately	Well
			Capitalized	Capitalized
(Dollars in thousands)	March 31, 2016	December 31, 2015	Minimum	Minimum

Common Equity Tier 1 Risk-based Capital Ratio (1)
Franklin Financial Services Corporation	14.61%	14.77%	5.125%	N/A
Farmers & Merchants Trust Company	14.65%	14.76%	5.125%	6.50%

Tier 1 Risk-based Capital Ratio (2)
Franklin Financial Services Corporation	14.61%	14.77%	6.625%	N/A
Farmers & Merchants Trust Company	14.65%	14.76%	6.625%	8.00%

Total Risk-based Capital Ratio (3)
Franklin Financial Services Corporation	15.87%	16.03%	8.625%	N/A
Farmers & Merchants Trust Company	15.91%	16.02%	8.625%	10.00%

Tier 1 Leverage Ratio (4)
Franklin Financial Services Corporation	10.38%	10.38%	4.000%	N/A
Farmers & Merchants Trust Company	10.39%	10.37%	4.000%	5.00%

(1) Common equity Tier 1 capital/ total risk-weighted assets (2) Tier 1 capital / total risk-weighted assets
(3) Total risk-based capital / total risk-weighted assets, (4) Tier 1 capital / average quarterly assets

31Note 13. Reclassification

Certain prior period amounts may have been reclassified to conform to the current year presentation.  Such reclassifications did not affect the Corporation’s financial position or results of operations.

Management’s Discussion and Analysis of Results of Operations and Financial Condition

For the Three Months Ended March  31, 2016 and 2015

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

Critical Accounting Policies

Management has identified critical accounting policies for the Corporation.  These policies are particularly sensitive, requiring significant judgements, estimates and assumptions to be made by Management. There were no changes to the critical accounting policies disclosed in the 2015 Annual Report on Form 10-K in regards to application or related judgments and estimates used.  Please refer to Item 7 of the Corporation’s 2015 Annual Report on Form 10-K for a more detailed disclosure of the critical accounting policies.

Results of Operations

Year-to-Date Summary

At March  31, 2016, total assets were $1.070 billion, an increase of $34.6 million from December 31, 2015. Net loans increased to $792.2 million and total deposits increased to $951.0 million.  The Corporation reported net income for the first three months of 2016 of $2.7 million.  This is a 5.5%  decrease versus net income of $2.9 million for the same period in 2015.  Net income for the first quarter of 2015 was enhanced by two nonrecurring events (as discussed later) that increased noninterest income by $899 thousand. Despite the nonrecurring events in 2015, total revenue (interest income and noninterest income) for the first quarter of 2016 decreased only  $127 thousand year-over-year. Interest income increased $572 thousand,  while interest expense decreased by  $96 thousand, resulting in a $668 thousand increase in net interest income. The provision for loan losses was $300 thousand for the period, $25 thousand less than in 2015.  Noninterest income decreased $699 thousand, while noninterest expense increased $306 thousand. Income tax expense decreased from $839 thousand in 2015 to $685 thousand in 2016. The effective tax rate decreased from 22.5% in 2015 to 20.1% in 2016. Diluted earnings per share decreased to $.64 in 2016 from $.68 in 2015.

Key performance ratios as of, or for the three months ended March 31, 2016 and 2015 and the year ended December 31, 2015 are listed below:

	March 31,	December 31,	March 31,
	2016	2015	2015
(Dollars in thousands, except per share)

Balance Sheet Highlights
Total assets	$1,069,936	$1,035,295	$1,019,337
Investment securities	154,691	159,473	176,740
Loans, net	792,226	771,930	713,748
Deposits	950,968	918,512	905,395
Shareholders' equity	114,313	111,376	105,962

Summary of Operations
Interest income	$9,098	$34,615	$8,526
Interest expense	545	2,371	641
Net interest income	8,553	32,244	7,885
Provision for loan losses	300	1,285	325
Net interest income after provision for loan losses	8,253	30,959	7,560
Noninterest income	2,953	12,652	3,652
Noninterest expense	7,795	31,136	7,489
Income before income taxes	3,411	12,475	3,723
Income tax	685	2,271	839
Net income	$2,726	$10,204	$2,884

Performance Measurements
Return on average assets*	1.04%	1.00%	1.17%
Return on average equity*	9.75%	9.52%	11.21%
Return on average tangible assets (1)*	1.05%	1.02%	1.19%
Return on average tangible equity (1)*	10.53%	10.52%	12.37%
Efficiency ratio (1)	64.67%	67.39%	66.09%
Net interest margin*	3.70%	3.59%	3.66%
Current dividend yield*	3.45%	3.23%	2.91%
Dividend payout ratio	29.82%	30.76%	24.90%

Shareholders' Value (per common share)
Diluted earnings per share	$0.64	$2.40	$0.68
Basic earnings per share	0.64	2.40	0.68
Regular cash dividends paid	0.19	0.74	0.17
Book value	26.65	26.05	25.06
Tangible book value (1)	24.54	23.94	22.91
Market value	22.00	23.50	23.40
Market value/book value ratio	82.55%	90.21%	93.39%
Price/earnings multiple*	8.59	9.79	8.60

Safety and Soundness
Risk-based capital ratio (Total)	15.87%	16.03%	15.45%
Leverage ratio (Tier 1)	10.38%	10.38%	10.12%
Common equity ratio (Tier 1)	14.61%	14.77%	14.19%
Nonperforming loans/gross loans	1.29%	0.73%	1.59%
Nonperforming assets/total assets	1.56%	1.18%	1.52%
Allowance for loan losses as a % of loans	1.29%	1.29%	1.27%
Net charge-offs/average loans*	0.02%	0.04%	0.13%

Trust assets under management (fair value)	$588,136	$586,664	$598,085

*Annualized

(1)	See the section titled “GAAP versus Non-GAAP Presentation” that follows.

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

(Dollars in thousands, except per share)
	March 31, 2016	December 31, 2015	March 31, 2015
Return on Average Tangible Assets (non-GAAP)
Net income	$2,726	$10,204	$2,884
Plus intangible amortization (net of tax)	-	119	59
Net income (non-GAAP)	2,726	10,323	2,943

Average assets	1,052,212	1,021,275	997,400
Less average intangible assets	(9,016)	(9,066)	(9,162)
Average assets (non-GAAP)	1,043,196	1,012,209	988,238

Return on average tangible assets (non-GAAP)	1.05%	1.02%	1.19%

Return on Tangible Equity (non-GAAP)
Net income	$2,726	$10,204	$2,884
Plus intangible amortization (net of tax)	-	119	59
Net income (non-GAAP)	2,726	10,323	2,943

Average shareholders' equity	112,534	107,175	104,337
Less average intangible assets	(9,016)	(9,066)	(9,162)
Average shareholders' equity (non-GAAP)	103,518	98,109	95,175

Return on average tangible equity (non-GAAP)	10.53%	10.52%	12.37%

Tangible Book Value (per share) (non-GAAP)
Shareholders' equity	$114,313	$111,376	$105,962
Less intangible assets	(9,016)	(9,016)	(9,106)
Shareholders' equity (non-GAAP)	105,297	102,360	96,856

Shares outstanding (000's)	4,290	4,276	4,228

Tangible book value (non-GAAP)	24.54	23.94	22.91

Efficiency Ratio
Noninterest expense	$7,795	$31,136	$7,489

Net interest income plus noninterest income	11,506	44,896	11,537
Plus tax equivalent adjustment to net interest income	528	2,023	503
Less net securities gains (losses), and OTTI	(19)	716	708
Net interest income plus noninterest income	12,053	46,203	11,332

Efficiency ratio	64.67%	67.39%	66.09%

Comparison of the three months ended March 31, 2016 to the three months ended March 31, 2015:

Net Interest Income

The most important source of the Corporation’s earnings is net interest income, which is defined as the difference between income on interest-earning assets and the expense of interest-bearing liabilities supporting those assets.  Principal categories of interest-earning assets are loans and securities, while deposits, short-term borrowings and long-term debt are the principal categories of interest-bearing liabilities.  Demand deposits enhance net interest income because they are noninterest-bearing deposits. For the purpose of this discussion, balance sheet items refer to the average balance for the year and net interest income is adjusted to a fully taxable-equivalent basis.  This tax-equivalent adjustment facilitates performance comparisons between taxable and tax-free assets by increasing the tax-free income by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the Corporation’s 34% Federal statutory rate.

Tax equivalent net interest income for the first quarter of 2016 increased $693 thousand quarter over quarter.  Average interest-earning assets increased $55.5 million from 2015,  while the yield on these assets held steady at 3.93%.  The average balance of investment securities decreased $17.9 million while average loans increased $75.5 million quarter over quarter.  Average commercial loans increased $72.1 million and average consumer and home equity loans increased $6.1 million.  These increases were partially offset by a decrease of $2.7 million in the average balance of mortgage loans.

Interest expense was $545 thousand for the first quarter, a decrease of $96 thousand from the 2015 total of $641 thousand.  Average interest-bearing deposits increased $34.3 million to $782.9 million for 2016 from an average balance of $748.6 million in 2015.  The average cost of these deposits decreased from 0.35% in 2015 to  0.28% in 2016.

Tax equivalent net interest income increased $693 thousand to $9.1 million in 2016 compared to $8.4 million in 2015.  Changes in the balance sheet contributed $665 thousand to this change, while changes in interest rates added $28 thousand.

The following table presents average balances, tax-equivalent (T/E) interest income, and yields earned or rates paid on the assets or liabilities.  All nontaxable interest income has been adjusted to a tax-equivalent basis using a tax rate of 34%.

	For the Three Months Ended March 31,
	2016			2015

	Average	Income or	Average	Average	Income or	Average
(Dollars in thousands)	balance	expense	yield/rate	balance	expense	yield/rate

Interest-earning assets:
Interest-bearing obligations of other
banks and federal funds sold	$30,878	$62	0.81%	$32,933	$55	0.68%
Investment securities:
Taxable	105,756	581	2.21%	120,587	687	2.31%
Tax Exempt	51,463	550	4.28%	54,550	613	4.49%
Investments	157,219	1,131	2.89%	175,137	1,300	3.01%
Loans:
Commercial, industrial and agricultural	642,907	6,823	4.20%	570,817	6,013	4.21%
Residential mortgage	78,622	787	4.00%	81,335	824	4.05%
Home equity loans and lines	70,918	754	4.28%	63,908	750	4.76%
Consumer	5,556	69	4.99%	6,465	87	5.46%
Loans	798,003	8,433	4.19%	722,525	7,674	4.26%

Total interest-earning assets	986,100	$9,626	3.93%	930,595	$9,029	3.93%
Other assets	66,112			66,805
Total assets	$1,052,212			$997,400

Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$237,779	$72	0.12%	$204,554	54	0.11%
Money Management	390,267	332	0.34%	384,115	415	0.44%
Savings	69,950	13	0.08%	63,222	12	0.08%
Time	84,872	126	0.60%	96,686	160	0.67%
Total interest-bearing deposits	782,868	543	0.28%	748,577	641	0.35%

Securities sold under agreements to repurchase	-	-	-	101	-	0.15%
Other borrowings	1,576	2	0.60%	24	-	0.30%
Total interest-bearing liabilities	784,444	545	0.28%	748,702	641	0.35%
Noninterest-bearing deposits	149,703			136,141
Other liabilities	5,531			8,220
Shareholders' equity	112,534			104,337
Total liabilities and shareholders' equity	$1,052,212			$997,400
T/E net interest income/Net interest margin		9,081	3.70%		8,388	3.66%
Tax equivalent adjustment		(528)			(503)
Net interest income		$8,553			$7,885

Provision for Loan Losses

For the first quarter of 2016, the Bank recorded net charge-offs of $44 thousand compared to $226 thousand in 2015.  Provision expense for the first quarter was $300 thousand and as a result, the allowance for loan losses (ALL) increased $256 thousand during the quarter.  For more information refer to the Loan Quality and Allowance for Loan Losses discussion in the Financial Condition section.

Noninterest Income

For the first quarter of 2016, noninterest income decreased $699 thousand from the same period in 2015.  Investment and trust service fees decreased due to decline in estate fees and investment commissions from 2015 to 2016.  Loan service charges increased due to a higher volume of mortgage production fees and loan prepayment fees.  Deposit service charges increased due to increased enrollment and use of the Bank’s overdraft program.  During 2016, one property held as other real estate owned was sold at a loss compared to one property sold at a gain in 2015.  The Corporation recorded a nonrecurring gain on the conversion of an investment security in 2015.  Other income in 2015 included a $171 thousand gain from an investment the Corporation owned in an offshore insurance company that liquidated and paid out the investors.

The following table presents a comparison of noninterest income for the three months ended March 31, 2016 and 2015.

	For the Three Months Ended
	March 31		Change
(Dollars in thousands)	2016	2015	Amount	%
Noninterest Income
Investment and trust services fees	$1,253	$1,263	$(10)	(0.8)
Loan service charges	226	182	44	24.2
Deposit service charges and fees	578	490	88	18.0
Other service charges and fees	303	296	7	2.4
Debit card income	347	318	29	9.1
Increase in cash surrender value of life insurance	135	139	(4)	(2.9)
Net (loss) gain on sale of other real estate owned	(8)	32	(40)	(125.0)
OTTI losses on debt securities	(20)	(20)	-	-
Gain on conversion of investment security	-	728	(728)	(100.0)
Securities gains	1	-	1	N/A
Other	138	224	(86)	(38.4)
Total noninterest income	$2,953	$3,652	$(699)	(19.1)

Noninterest Expense

Noninterest expense for the first quarter of 2016 increased $306 thousand compared to the same period in 2015.  The increase in salaries and benefits was primarily due to a $138 thousand increase in salary expense due to merit increases and a $126 thousand increase in employee incentive programs, of which $87 thousand was for the 2015 plan year that paid out in April 2016.  Net occupancy expenses decreased compared to prior year due to less expenses for snow removal in 2016.  Advertising expenses increased due to customer acquisition promotions.  The shares tax increase was due to growth in the Bank’s balance sheet and shareholders’ equity that resulted in a higher premium. Intangible amortization expense decreased as the core deposit intangible was fully amortized as of June 2015.  Data processing expenses increased due to the purchase of EMV debit card inventory.    Foreclosed real estate expense increased in 2016, due to a $46 thousand write-down on one property.  Other expense decreased due to a one-time expense taken in 2015 to fund a deferred director’s compensation plan.

The following table presents a comparison of noninterest expense for the three months ended March  31, 2016 and 2015:

	For the Three Months Ended
(Dollars in thousands)	March 31		Change
Noninterest Expense	2016	2015	Amount	%
Salaries and benefits	$4,370	$4,083	$287	7.0
Net occupancy expense	600	615	(15)	(2.4)
Furniture and equipment expense	216	231	(15)	(6.5)
Advertising	282	188	94	50.0
Legal and professional fees	297	296	1	0.3
Data processing	497	467	30	6.4
Pennsylvania bank shares tax	237	196	41	20.9
Intangible amortization	-	90	(90)	(100.0)
FDIC insurance	157	148	9	6.1
ATM/debit card processing	228	187	41	21.9
Foreclosed real estate	63	12	51	425.0
Telecommunications	118	117	1	0.9
Other	730	859	(129)	(15.0)
Total noninterest expense	$7,795	$7,489	$306	4.1

Provision for Income Taxes

For the first quarter of 2016, the Corporation recorded a Federal income tax expense of $685 thousand compared to $839 thousand for the same quarter in 2015. The effective tax rate was 20.1% for the first quarter of 2016 compared to 22.5% for the same period in 2015.  The decrease in the effective rate in 2016 was due primarily to a reduction in pre-tax income because of the nonrecurring items in 2015. The variances from the federal statutory rate are generally due to tax-exempt income from investments, loans and bank-owned life insurance. All taxable income for the Corporation is taxed at a rate of 34%.

Financial Condition

Summary:

At March 31, 2016, assets totaled $1.070 billion, an increase of $34.6 million from the 2015 year-end balance of 1.035 billion. Investment securities decreased $4.8 million, while net loans increased $20.3 million. Deposits increased  $32.5 million for the first three months of 2016 due to increases in every deposit category except time deposits. Shareholders’ equity increased $2.9 million during the first three months as retained earnings increased approximately $1.9 million, accumulated other comprehensive loss decreased  $702 thousand and the Corporation’s Dividend Reinvestment Plan (DRIP) added an additional $304 thousand in new capital.

Cash and Cash Equivalents:

Cash and cash equivalents totaled $59.1 million at March 31, 2016,  an increase of approximately $20 million from the prior year-end balance of $39.2 million.  Interest-bearing deposits are held primarily at the Federal Reserve ($27.6 million) and in short-term bank owned certificates of deposit ($18.4 million).

Investment Securities:

The investment portfolio has declined $5.8 million on a cost basis, since year-end 2015. The composition of the portfolio has remained consistent with municipal securities and U.S. Agency mortgage-backed securities comprising the greatest portion of the portfolio at approximately 43% and 44% of the portfolio fair value, respectively. The Bank invested $2.6 million during the first three months of 2016 with the purchases spread between, U.S. Agency mortgage-backed securities and municipal securities.  The average life of the portfolio was 3.85 years.

The investment portfolio had a net unrealized gain of $2.2 million at March 31, 2016 compared to $1.1 million at the prior year-end. The increase in the unrealized gain is due primarily to the market move over the first quarter.  The portfolio averaged $157.2 million with a yield of 2.89% for the first three months of 2016. This compares to an average of $175.1 million and a yield of 3.01% for the same period in 2015.

The Bank holds only one equity security, a Pennsylvania community bank. The municipal bond portfolio is well diversified geographically (issuers from within 29 states) and is comprised primarily of general obligation bonds (73%).  Most municipal bonds have credit enhancements in the form of private bond insurance or other credit support. The largest geographic municipal bond exposure is to 16 issuers in the state of Pennsylvania with a fair value of $9.0 million and 14 issuers in the state of Texas with a fair value of $8.8 million. The average rating of the municipal portfolio from Moody’s is Aa2. It contains $65.0 million of bonds rated A3 or higher and $1.8 million that are not rated by Moody’s rating agency.  No municipal bonds are rated below investment grade.

The holdings of trust preferred investments and private-label mortgage-backed securities (PLMBS) are unchanged since year-end and are detailed in separate tables.

The amortized cost and estimated fair value of investment securities available for sale as of March 31, 2016 and December 31, 2015 is as follows:

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
March 31, 2016	cost	gains	losses	value
Equity securities	$164	$72	$-	$236
U.S. Government and Agency securities	13,362	286	(26)	13,622
Municipal securities	65,022	1,937	(78)	66,881
Trust preferred securities	5,964	-	(1,000)	4,964
Agency mortgage-backed securities	66,679	1,060	(62)	67,677
Private-label mortgage-backed securities	1,261	20	(5)	1,276
Asset-backed securities	37	-	(2)	35
	$152,489	$3,375	$(1,173)	$154,691

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
December 31, 2015	cost	gains	losses	value
Equity securities	$164	$69	$-	$233
U.S. Government and Agency securities	13,705	164	(33)	13,836
Municipal securities	67,851	1,555	(218)	69,188
Trust preferred securities	5,958	-	(669)	5,289
Agency mortgage-backed securities	69,284	621	(386)	69,519
Private-label mortgage-backed securities	1,335	39	(2)	1,372
Asset-backed securities	38	-	(2)	36
	$158,335	$2,448	$(1,310)	$159,473

The following table provides additional detail about the Bank’s trust preferred securities as of March 31, 2016:

(Dollars in thousands)
Deal Name	Maturity	Single Issuer or Pooled	Class	Amortized Cost	Fair Value	Gross Unrealized Gain (Loss)	Lowest Credit Rating Assigned

BankAmerica Cap III	1/15/2027	Single	Preferred Stock	$965	$772	$(193)	BB+
Wachovia Cap Trust II	1/15/2027	Single	Preferred Stock	278	241	(37)	BBB
Huntington Cap Trust	2/1/2027	Single	Preferred Stock	944	803	(141)	BB
Corestates Captl Tr II	2/15/2027	Single	Preferred Stock	940	802	(138)	BBB+
Huntington Cap Trust II	6/15/2028	Single	Preferred Stock	896	776	(120)	BB
Chase Cap VI JPM	8/1/2028	Single	Preferred Stock	965	786	(179)	BBB-
Fleet Cap Tr V	12/18/2028	Single	Preferred Stock	976	784	(192)	BB+
				$5,964	$4,964	$(1,000)

The following table provides additional detail about private label mortgage-backed securities as of March 31, 2016:

(Dollars in thousands)				Gross				Cumulative
	Origination	Amortized	Fair	Unrealized	Collateral	Lowest Credit	Credit	OTTI
Description	Date	Cost	Value	Gain (Loss)	Type	Rating Assigned	Support %	Charges
MALT 2004-6 7A1	6/1/2004	$334	$337	$3	ALT A	CCC	14.83	$-
RALI 2005-QS2 A1	2/1/2005	195	206	11	ALT A	CC	4.96	10
RALI 2006-QS4 A2	4/1/2006	442	441	(1)	ALT A	D	-	323
GSR 2006-5F 2A1	5/1/2006	57	63	6	Prime	D	-	15
RALI 2006-QS8 A1	7/28/2006	233	229	(4)	ALT A	D	-	227
		$1,261	$1,276	$15				$575

The investment portfolio contained forty-seven securities with $25.8 million of temporarily impaired fair value and $1.2 million in unrealized losses at March 31, 2016. The total unrealized loss position has decreased from $1.3 million at year-end 2015.

For securities with an unrealized loss, Management applies a systematic methodology in order to perform an assessment of the potential for other-than-temporary impairment.  In the case of debt securities, investments considered for other-than-temporary impairment: (1) had a specified maturity or repricing date; (2) were generally expected to be redeemed at par, and (3) were expected to achieve a recovery in market value within a reasonable period of time. In addition, the Bank considers whether it intends to sell these securities or whether it will be forced to sell these securities before the earlier of amortized cost recovery or maturity. Equity securities are assessed for other-than-temporary impairment based on the length of time of impairment, dollar amount of the impairment and general market and financial conditions relating to specific issues.  The impairment identified on debt and equity securities and subject to assessment at March 31, 2016, was deemed to be temporary and required no further adjustments to the financial statements, unless otherwise noted.

The following table reflects temporary impairment in the investment portfolio (excluding restricted stock), aggregated by investment category, length of time that individual securities have been in a continuous unrealized loss position and the number of securities in each category as of March 31, 2016 and December 31, 2015:

	March 31, 2016
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Government and Agency securities	$1,308	$(1)	4	$3,363	$(25)	9	$4,671	$(26)	13
Municipal securities	-	-	-	3,926	(78)	6	3,926	(78)	6
Trust preferred securities	-	-	-	4,964	(1,000)	7	4,964	(1,000)	7
Agency mortgage-backed securities	3,845	(15)	6	7,749	(47)	12	11,594	(62)	18
Private-label mortgage-backed securities	-	-	-	670	(5)	2	670	(5)	2
Asset-backed securities	-	-	-	5	(2)	1	5	(2)	1
Total temporarily impaired securities	$5,153	$(16)	10	$20,677	$(1,157)	37	$25,830	$(1,173)	47

	December 31, 2015
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Government and Agency securities	$479	$(1)	3	$4,364	$(32)	10	$4,843	$(33)	13
Municipal securities	5,806	(35)	8	4,785	(183)	7	10,591	(218)	15
Trust preferred securities	-	-	-	5,289	(669)	7	5,289	(669)	7
Agency mortgage-backed securities	18,977	(215)	29	7,394	(171)	13	26,371	(386)	42
Private-label mortgage-backed securities	-	-	-	246	(2)	1	246	(2)	1
Asset-backed securities	-	-	-	5	(2)	1	5	(2)	1
Total temporarily impaired securities	$25,262	$(251)	40	$22,083	$(1,059)	39	$47,345	$(1,310)	79

The unrealized loss in the municipal bond portfolio decreased to $78 thousand from $218 thousand at December 31, 2015 as market prices improved during the quarter.  There are six securities in this portfolio with an unrealized loss and the loss in this portfolio is deemed to be non-credit related and no other-than-temporary impairment charges have been recorded.

The trust preferred portfolio contains seven securities with a fair value of $5.0 million and an unrealized loss of $1.0 million. The trust-preferred securities held by the Bank are single entity issues, not pooled trust preferred securities.  Therefore, the impairment review of these securities is based only on the issuer and the security cannot be impaired by the performance of other issuers as if it was a pooled trust-preferred bond. All of the Bank’s trust preferred securities are single issue, variable rate notes with long maturities (2027 – 2028).  None of these bonds have suspended or missed a dividend payment. At March 31, 2016, the Bank believes it will be able to collect all interest and principal due on these bonds and no other-than-temporary-impairment charges were recorded.

There are two PLMBS bonds showing a small unrealized loss of $5 thousand.  However, the PLMBS sector as a whole is showing an unrealized gain of $15 thousand at quarter end.  This is primarily a result of the cumulative OTTI charges recorded on this portfolio.  Due to the nature of these bonds, they are evaluated closely. These bonds were all rated AAA at time of purchase, but have since experienced rating declines. Some have experienced increased delinquencies and defaults, while others have seen the credit support increase as the bonds paid-down. The Bank monitors the performance of the PLMBS investments on a regular basis and reviews delinquencies, default rates, credit support levels and various cash flow stress test scenarios. In determining the credit related loss, Management considers all principal past due 60 days or more as a loss. If additional principal moves beyond 60 days past due, it will also be considered a loss. As a result of the analysis on PLMBS it was determined that a $20 thousand impairment charge was required at the end of the first quarter.   The Bank has recorded $575 thousand of cumulative impairment charges on this portfolio. Management continues to monitor these securities and it is possible that additional write-downs may occur if current loss trends continue.

The Bank held $439 thousand of restricted stock at March 31, 2016.  Except for $30 thousand, this investment represents stock in FHLB Pittsburgh. The Bank is required to hold this stock to be a member of FHLB and it is carried at cost of $100 per share. The level of FHLB stock held is determined by FHLB and is comprised of a minimum membership amount plus a variable activity amount. FHLB stock is evaluated for impairment primarily based on an assessment of the ultimate recoverability of its cost. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support its operations.  There is not a public market for FHLB stock and the benefits of FHLB membership (e.g., liquidity and low cost funding) add value to the stock beyond purely financial measures. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment.

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

Total residential real estate loans increased $1.8 million over 2015, primarily in the commercial first lien and consumer junior liens and lines of credit categories due to a home equity special promotion in 2015.  For the first three months of 2016, the Bank originated $4.2 million in mortgages, including approximately $2.8 million for a fee through a third party brokerage agreement. The Bank does not originate or hold any loans that would be considered sub-prime or Alt-A, and does not generally originate mortgages outside of its primary market area.

Residential real estate construction:  The largest component of this category represents loans to residential real estate developers ($7.6 million), while loans for individuals to construct personal residences totaled $514 thousand at March 31, 2016.  The Bank’s exposure to residential construction loans is concentrated primarily in south central Pennsylvania.

Real estate construction loans, including residential real estate and land development loans, occasionally provide an interest reserve in order to assist the developer during the development stage when minimal cash flow is generated. All real estate construction loans are underwritten in the same manner, regardless of the use of an interest reserve. At March 31, 2016, the Bank had $3.1 million in residential real estate construction loans funded with an interest reserve and capitalized $21 thousand of interest from these reserves on active projects.  Real estate construction loans are monitored on a regular basis by either an independent third party inspector or the assigned loan officer depending on loan amount or complexity of the project. This monitoring process includes at a minimum, the submission of invoices and AIA documents of costs incurred by the borrower, on-site inspections, and a signature by the assigned loan officer for disbursement of funds.

Commercial real estate (CRE): This category includes commercial, industrial, farm and agricultural loans, where real estate serves as the primary collateral for the loans. Total commercial real estate loans increased to $359.6 million from $340.7 million at the end of 2015, an increase of $18.9 million.  The increases were primarily in commercial construction and multi-family units. The largest sectors (by collateral) in the commercial real estate category are: office buildings ($52.3 million), hotels and motels ($44.4 million), land development ($41.6 million), apartment units ($36.7 million), and farm land ($31.7 million).

Commercial (C&I):  This category includes commercial, industrial, farm, agricultural, and municipal loans.  C&I loans were flat compared to year end, with originations offset by amortizations and refinancing.  The largest sectors (by industry) in the commercial loan category are: retail trade ($23.8 million), manufacturing ($16.1 million) and construction ($14.6 million).    At March 31, 2016, the Bank had $106.6 million in municipal loans. The Bank is very active in its market in pursuing commercial lending opportunities, but supplements in-market growth with purchased loan participations. The Bank purchases commercial loan participations in an effort to increase its commercial lending and diversify its loan mix, both geographically and by industry sector.  Purchased loans are originated primarily within the south central Pennsylvania market and are purchased from only a few select counter parties. These loans usually represent an opportunity to participate in larger credits that are not available in market, with the benefit of lower origination and servicing costs.  For the first three months of 2016, the Bank purchased $9.1 million of loan participations and commitments.  At March  31, 2016, the Bank held $135.3 million in purchased loan participations in its portfolio.

Consumer loans decreased $173 thousand due primarily to regular payments and maturities.  The Bank believes the consumer portfolio will continue to run-down, as consumers are unwilling to increase their debt. The majority of the Bank’s consumer loans, approximately $3.4 million, are personal lines of credit.

The following table presents a summary of loans outstanding, by primary collateral as of:

			Change
(Dollars in thousands)	March 31, 2016	December 31, 2015	Amount	%
Residential Real Estate 1-4 Family
Consumer first liens	$101,412	$103,698	$(2,286)	(2.2)
Commercial first lien	60,394	57,780	2,614	4.5
Total first liens	161,806	161,478	328	0.2

Consumer junior liens and lines of credit	46,479	44,996	1,483	3.3
Commercial junior liens and lines of credit	5,936	5,917	19	0.3
Total junior liens and lines of credit	52,415	50,913	1,502	3.0
Total residential real estate 1-4 family	214,221	212,391	1,830	0.9

Residential real estate - construction
Consumer	514	545	(31)	(5.7)
Commercial	7,593	7,343	250	3.4
Total residential real estate construction	8,107	7,888	219	2.8

Commercial real estate	359,642	340,695	18,947	5.6
Commercial	215,671	215,942	(271)	(0.1)
Total commercial	575,313	556,637	18,676	3.4

Consumer	4,927	5,100	(173)	(3.4)
	802,568	782,016	20,552	2.6
Less: Allowance for loan losses	(10,342)	(10,086)	(256)	2.5
Net Loans	$792,226	$771,930	$20,296	2.6

Included in the loan balances are the following:
Net unamortized deferred loan fees (costs)	$547	$436

Loans pledged as collateral for borrowings and commitments from:
FHLB	$665,635	$643,449
Federal Reserve Bank	42,932	45,111
	$708,567	$688,560

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

Watch list loans exhibit financial weaknesses that increase the potential risk of default or loss to the Bank. However, inclusion on the watch list, does not by itself, mean a loss is certain. The watch list includes both performing and nonperforming loans. Watch list loans totaled $31.6 million at quarter-end, an increase of $3.7 million from $27.9 million at the prior year-end. The watch list is comprised of $8.4 million rated 6 and $23.2 million rated 7. The Bank has no loans rated 8-doubtful or 9-loss. The increase in the watch list loans occurred primarily due to an increase in special mention (rated 6) loans. In addition, one commercial real estate (hotel) credit for $5.4 million moved from a 6-special mention rating to 7-substandard as of March 31, 2016.   The credit composition of the portfolio, by primary collateral is shown in Note 7 of the accompanying financial statements. Included in the substandard loan total is $4.7 million of nonaccrual loans. The Bank’s Loan Management Committee reviews these loans and risk ratings on a quarterly basis in order to proactively identify and manage problem loans. In addition, a committee meets monthly to discuss possible workout strategies for OREO and all credits rated 7 or worse. Management also tracks other commercial loan risk measurements including high loan to value loans, concentrations, participations and policy exceptions and reports these to the Credit Risk Oversight Committee of the Board of Directors. The Bank also uses a third-party consultant to assist with internal loan review with a goal of reviewing 60% of commercial loans each year. The FDIC defines certain supervisory loan-to-value lending limits.  The Bank’s internal loan–to-value limits are all equal to, or have a lower loan-to-value limit, than the supervisory limits.  At March 31, 2016, the Bank had loans of $29.1 million that exceeded the supervisory limit.

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

Loan quality, as measured by the balance of nonperforming loans, is improving from year-end and the performance ratios related to nonperforming loans have also improved. The increase in nonaccrual loans occurred in the commercial real estate category with one loan totaling $5.4 million transferred to nonaccrual at quarter-end. The following table presents a summary of nonperforming assets:

(Dollars in thousands)	March 31, 2016	December 31, 2015

Nonaccrual loans
Residential Real Estate 1-4 Family
First liens	$499	$806
Junior liens and lines of credit	65	105
Total	564	911
Residential real estate - construction	501	502
Commercial real estate	9,023	3,681
Commercial	42	276
Total nonaccrual loans	10,130	5,370

Loans past due 90 days or more and not included above
Residential Real Estate 1-4 Family
First liens	109	214
Junior liens and lines of credit	118	-
Total	227	214
Commercial real estate	-	152
Consumer	2	2
Total loans past due 90 days or more and still accruing	229	368

Total nonperforming loans	10,359	5,738

Other real estate owned	6,331	6,451
Total nonperforming assets	$16,690	$12,189

Nonperforming loans to total gross loans	1.29%	0.73%
Nonperforming assets to total assets	1.56%	1.18%
Allowance for loan losses to nonperforming loans	99.84%	175.78%

The following table identifies the most significant loans in nonaccrual status. These four nonaccrual loans account for 90% of the total nonaccrual balance. The table also indicates those significant nonaccrual loans that are classified as troubled debt restructurings (TDR). A TDR loan is maintained on nonaccrual status until a satisfactory repayment history is established.  All loans on the watch list that are not on nonaccrual or past due 90 days more are considered potential problem loans. Potential problem loans at March 31, 2016 totaled $21.2 million compared to $22.1 million at year-end 2015.

		ALL	Nonaccrual	TDR			Last
(Dollars in thousands)	Balance	Reserve	Date	Status	Collateral	Location	Appraisal(1)

Credit 1 - Commercial real estate	525	-	Aug-11	Y	1st lien on commercial and residential properties and 70 acres of farmland	PA	Nov-15	$944

Credit 2 - Residential real estate	1,868	-	Mar-12	Y	1st and 2nd liens on commercial real estate, residential real estate and business assets	PA	Jan-16	$3,810

Credit 3 - Commercial real estate	1,305	-	Dec-14	N	Hotel and entertainment complex	PA	Feb-15	$4,000

Credit 4 - Commercial real estate	5,376	74	Mar-16	N	Hotel	PA	Sep-15	$5,763
	$9,074	$74

(1) Appraisal value, as reported, does not reflect the pay-off of any senior liens or the cost to liquidate the collateral, but does reflect only the Bank’s share of the collateral if it is a participated loan.

Credit 1 was restructured (TDR) into a new loan at the end of the first quarter. It will remain as nonaccrual for at least 6 months to ensure compliance with the modified terms. Credit 2 is a TDR that is performing in accordance with the modified terms. Credit 3 is a hotel and entertainment complex being operated as part of an estate liquidation and is currently listed for sale.  Credit 4 is a hotel that was transferred to nonaccrual at quarter-end and has entered into a forbearance agreement with the Bank.

In addition to monitoring nonaccrual loans, the Bank also closely monitors impaired loans and troubled debt restructurings (TDR).  A loan is considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all interest and principal payments due according to the originally contracted terms of the loan agreement.  Nonaccrual loans and TDR loans are always considered impaired. For impaired commercial loans with balances less than $250 thousand and all consumer purpose loans, a specific reserve analysis is not performed and these loans are added to the general allocation pool. In accordance with financial accounting standards, TDR loans are always considered impaired until they are paid off.  However, an impaired TDR loan can be a performing loan. Impaired loans totaled $21.4 million at quarter-end compared to $16.8 million at year-end 2015.

A loan is considered a troubled debt restructuring (TDR) if the creditor (the Bank), for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. These concessions may include lowering the rate, extending the maturity, reamortization of the payment, or a combination of multiple concessions.   The Bank reviews all loans rated 6 or worse when it is providing a loan restructure, modification or new credit facility to determine if the action is a TDR.  If a TDR loan is placed on nonaccrual status, it remains on nonaccrual status for at least six months to ensure performance. All TDR loans are in compliance with their modified terms. See Note 7 in the accompanying financial statements for information on TDR loans in the portfolio.

The following table shows the composition of impaired loans as of:

	March 31, 2016
(Dollars in thousands)	Nonaccrual		Accruing	Accruing	Total
	Non-TDR	TDR	TDR	Other (1)	Impaired
Residential Real Estate 1-4 Family
First liens	$348	$151	$500	$68	$1,067
Junior liens and lines of credit	65	-	-	-	65
Total	413	151	500	68	1,132
Residential real estate - construction	-	501	-	-	501
Commercial real estate	7,130	1,893	10,665	-	19,688
Commercial	42	-	-	-	42
Total	$7,585	$2,545	$11,165	$68	$21,363

(1) Impaired consumer purpose

Allowance for Loan Losses:

Management performs a quarterly evaluation of the adequacy of the allowance for loan losses (ALL). The ALL is determined by segmenting the loan portfolio based on the loan’s collateral. The Bank further classifies the portfolio based on the primary purpose of the loan, either consumer or commercial.  When calculating the ALL, consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, historical charge-offs, the adequacy of the underlying collateral (if collateral dependent) and other relevant factors. The Bank begins enhanced monitoring of all loans rated 6 (OAEM) or worse, and obtains a new appraisal or asset valuation for any loan rated 7 (substandard) or worse. Management, at its discretion, may determine that additional adjustments to the appraisal or valuation are required.  Valuation adjustments will be made as necessary based on factors, including, but not limited to: the economy, deferred maintenance, industry, type of property/equipment, age of the appraisal, etc. and the knowledge Management has about a particular situation. In addition, the cost to sell or liquidate the collateral is also estimated and deducted from the valuation in order to determine the net realizable value to the Bank. When determining the allowance for loan losses, certain factors involved in the evaluation are inherently subjective and require material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans. Management monitors the adequacy of the allowance for loan losses on an ongoing basis and reports its adequacy quarterly to the Credit Risk Oversight Committee of the Board of Directors. Management believes that the allowance for loan losses at March 31, 2016 is adequate.

The analysis for determining the ALL is consistent with guidance set forth in generally accepted accounting principles (GAAP) and the Interagency Policy Statement on the Allowance for Loan and Lease Losses. The analysis has two components, specific and general allocations. The specific component addresses specific reserves established for impaired loans. A loan is considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all interest and principal payments due according to the originally contracted terms of the loan agreement.  Collateral values discounted for market conditions and selling costs are used to establish specific allocations for impaired loans. It is possible that as a result of the credit analysis, a specific reserve is not required for an impaired loan. For impaired commercial loans with balances less than $250 thousand and all consumer purpose loans, a specific reserve analysis is not performed and these loans are added to the general allocation pool. At March 31, 2016, impaired loans totaled $21.4 million compared to $16.8 million at year-end 2015. The Bank has one impaired loan ($5.4 million) with a specific reserve of $74 thousand at quarter-end, identified as credit four in the significant nonaccrual table. This loan is responsible for the increase in impaired loans since year-end 2015.  At year-end 2015, the Bank had one impaired loan with a specific reserve of $9 thousand that paid-off during the first quarter of 2016. Note 7 in the accompanying financial statements provide additional information about the ALL established for impaired loans.

The general allocation component addresses the reserves established for pools of homogenous loans. The general component includes a quantitative and qualitative analysis. When calculating the general allocation, the Bank segregates its loan portfolio into the following sectors based primarily on the type of supporting collateral:  residential real estate, commercial, industrial or agricultural real estate; commercial and industrial (C&I non-real estate), and consumer.  The residential real estate sector is further segregated by first lien loans, junior liens and home equity products, and residential real estate construction. The quantitative analysis uses the Bank’s twenty quarter rolling historical loan loss experience adjusted for factors derived from current economic and market conditions that have been determined to have an effect on the probability and magnitude of a loss. Prior to 2015, the Bank was using an eight quarter rolling history for the quantitative analysis. The change to a longer historical period is based upon improving charge-offs and a more stable and slowly improving economy.   As credit quality improved the Bank began to see lower charge-offs.  The Bank believes that an eight quarter historical period presented the loss history during a very favorable period and it may not accurately reflect historical trends.  It believes that a twenty quarter period covers a longer economic cycle and more accurately reflects its loss history and therefore is a more appropriate factor for calculating the general reserve in the current environment.  The historical loss experience factor for the general allocation was 1.07% of gross loans ($8.6 million) at March 31, 2016 compared to 1.07% and $8.4 million at the prior year-end.  Included in the in the general quantitative reserve is an unallocated reserve of $1.1 million compared to $1.3 million at December 31, 2015.

The qualitative analysis utilizes a risk matrix that incorporates qualitative and environmental factors such as: loan volume, management, loan review process, credit concentrations, competition, and legal and regulatory issues. These factors are each risk rated from minimal to high risk and in total can add up to a maximum qualitative factor of 37.5 basis points. At quarter-end, this factor was 21.5 basis points unchanged from year-end 2015.  These factors are determined on the basis of Management’s observation, judgment and experience.

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

The following table shows the loans that were evaluated for the allowance for loan losses under a specific reserve (individually) and those that were evaluated under a general reserve (collectively), and the amount of the allowance established in each loan class as of March  31, 2016 and December 31, 2015:

	Residential Real Estate
	1-4 Family
		Junior Liens &		Commercial
(Dollars in thousands)	First Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total

March 31, 2016
Loans evaluated for ALL:
Individually	$398	$52	$501	$19,415	$-	$-	$-	$20,366
Collectively	161,408	52,363	7,606	340,227	215,671	4,927	-	782,202
Total	$161,806	$52,415	$8,107	$359,642	$215,671	$4,927	$-	$802,568

ALL established for loans evaluated:
Individually	$-	$-	$-	$74	$-	$-	$-	$74
Collectively	997	316	199	6,107	1,510	99	1,040	10,268
ALL at March 31, 2016	$997	$316	$199	$6,181	$1,510	$99	$1,040	$10,342

December 31, 2015
Loans evaluated for ALL:
Individually	$930	$51	$502	$14,309	$230	$-	$-	$16,022
Collectively	160,548	50,862	7,386	326,386	215,712	5,100	-	765,994
Total	$161,478	$50,913	$7,888	$340,695	$215,942	$5,100	$-	$782,016

ALL established for loans evaluated:
Individually	$-	$-	$-	$-	$9	$-	$-	$9
Collectively	989	308	194	5,649	1,510	102	1,325	10,077
ALL at December 31, 2015	$989	$308	$194	$5,649	$1,519	$102	$1,325	$10,086

During the first quarter of 2016, the Bank recorded $300 thousand for the loan loss provision expense compared to $325 thousand during the prior year quarter. Charged-off loans usually result from: (1) a borrower being legally relieved of loan repayment responsibility through bankruptcy, (2) insufficient collateral sale proceeds to repay a loan; or (3) the borrower and/or guarantor does not own other assets that, if sold, would generate sufficient sale proceeds to repay a loan. The Bank recorded net loan charge-offs of $44 thousand for the three months of 2016.

The following table presents an analysis of the allowance for loan losses for the periods ended:

	Residential Real Estate 1-4 Family
		Junior Liens &		Commercial
(Dollars in thousands)	First Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total

ALL at December 31, 2015	$989	$308	$194	$5,649	$1,519	$102	$1,325	$10,086
Charge-offs	(3)	-	-	(3)	(63)	(42)	-	(111)
Recoveries	32	-	-	-	15	20	-	67
Provision	(21)	8	5	535	39	19	(285)	300
ALL at March 31, 2016	$997	$316	$199	$6,181	$1,510	$99	$1,040	$10,342

ALL at December 31, 2014	$994	$271	$214	$4,978	$1,515	$127	$1,012	$9,111
Charge-offs	-	-	-	-	(201)	(52)	-	(253)
Recoveries	2	-	-	-	6	19	-	27
Provision	20	(3)	35	159	32	23	59	325
ALL at March 31, 2015	$1,016	$268	$249	$5,137	$1,352	$117	$1,071	$9,210

	Three months ended	Year ended	Three months ended
	March 31, 2016	December 31, 2015	March 31, 2015
Net loans charged-off as a percentage of average gross loans	0.02%	0.04%	0.13%
Net loans charged-off as a percentage of the provision for loan losses	14.67%	24.12%	69.54%
Allowance as a percentage of loans	1.29%	1.29%	1.27%
Net charge-offs	$44	$310	$226

The Bank holds $6.3 million of other real estate owned (OREO), comprised of six properties compared to $6.5 million and seven properties at December 31, 2015.  The most significant OREO holdings are listed in the table below. Property 1 was part of a participated loan and the workout is being handled by the lead bank.  In early May 2016, an agreement of sale was executed.  The agreement allows for a lengthy due diligence and approval process prior to settlement.  Therefore, the final outcome is not certain.  Property 2 was part of a participated loan and the workout is being handled by the lead bank.  During 2016, the Bank sold one OREO property for a loss of $8 thousand, recorded a write down of $46 thousand on one property and incurred expense of $17 thousand to hold and maintain OREO. Note 8 of the accompanying financial statements provides additional information on activity in OREO.

The following table provides additional information on significant other real estate owned properties:

March 31, 2016

(Dollars in thousands)	Date
	Acquired	Balance	Collateral	Location

Property 1	2012	2,508	1st, 2nd, and 3rd liens residential development land - four tracts with 196 acres	PA

Property 2	2015	3,039	1st lien on 90 acres undeveloped commercial real estate	PA
		$5,547

At March 31, 2016, the Bank had $293 thousand of residential properties in the process of foreclosure compared to $218 thousand at the end of 2015.

Deposits:

Total deposits increased $32.5 million during the first three months of 2016 to $951.0 million. Non-interest bearing deposits increased $7.7 million, while savings and interest-bearing checking increased $26.9 million and time deposits decreased $2.2 million. The increase in non-interest bearing checking accounts occurred primarily in small business checking accounts ($5.8 million) and nonprofit checking accounts ($2.3 million). Interest bearing checking increased by $6.4 million, primarily from commercial deposits.  The Bank’s Money Management product increased $17.8 million, primarily from commercial deposits.    Retail time deposits decreased since year-end, as customers moved funds to more liquid accounts.  As of March  31, 2016, the Bank had $3.3 million in CDARS reciprocal time deposits included in brokered time deposits.

			Change
(Dollars in thousands)	March 31, 2016	December 31, 2015	Amount	%
Noninterest-bearing checking	$159,829	$152,095	$7,734	5.1

Interest-bearing checking	238,557	232,181	6,376	2.7
Money management	397,114	379,331	17,783	4.7
Savings	71,925	69,174	2,751	4.0
Total interest-bearing checking and savings	707,596	680,686	26,910	4.0

Retail time deposits	80,279	82,468	(2,189)	(2.7)
Brokered time deposits	3,264	3,263	1	0.0
Total time deposits	83,543	85,731	(2,188)	(2.6)
Total deposits	$950,968	$918,512	$32,456	3.5

Overdrawn deposit accounts reclassified as loans	$203	$128

Borrowings:

The Corporation had no borrowings at March 31, 2016.

Shareholders’ Equity:

Total shareholders’ equity increased $2.9 million to $114.3 million at March  31, 2016, compared to $111.4 million at the end of 2015.  The increase in retained earnings from the Corporation’s net income of $2.7 million was partially offset by the cash dividend of $813 thousand. The Corporation’s dividend payout ratio is 29.8% for the first three months of 2016 compared to 30.8% in 2015.

As part of its quarterly dividend decision, the Corporation considers current and future income projections, dividend yield, payout ratio, and current and future capital ratios. In the first quarter, the Corporation paid dividends of $0.19 per share, compared to $0.17 for the same period in 2015, an 11.8% increase.  On April 14, 2016 the Board of Directors declared a $0.21 per share regular quarterly dividend for the second quarter of 2016, which will be paid on May 25, 2016.

In addition, the Corporation considers how dividend decisions may affect the Dividend Reinvestment Plan (DRIP), which has raised $304 thousand in new capital this year with 14,158 new shares purchased.  On April 14, 2016, the Board of Directors approved a stock repurchase program that authorizes the repurchase of up to $350,000 in shares of common stock during each calendar quarter through March 31, 2017. The Corporation did not repurchase any common stock during the first three months of 2016.  At the end of April 2016, the Corporation repurchased 15,521 shares of its common stock for $349,994.

In July 2013, Federal banking regulators approved the final rules from the Basel Committee on Banking Supervision for the regulation of capital requirements for bank holding companies and U.S banks, generally referred to as “Basel III.” The Basel III standards were effective for the Corporation and the Bank, effective January 1, 2015 (subject to a phase-in period for certain provisions).  Basel III imposes significantly higher capital requirements and more restrictive leverage and liquidity ratios than those previously in place.  The capital ratios to be considered “well capitalized” under Basel III are: (1) Common Equity Tier 1(CET1) of 6.5%, (2) Tier 1 Leverage of 5%, (3)Tier 1 Risk-Based Capital of 8%, and (4) Total Risk-Based Capital of 10%.  The CET1 ratio is a new capital ratio under Basel III and the Tier 1 risk-based capital ratio of 8% has been increased from 6%. The rules also include changes in the risk weights of certain assets to better reflect credit and other risk exposures. In addition, a capital conservation buffer will be phased-in beginning January 1, 2016 at 0.125%, increasing each year until fully implemented in 2019 at 2.5% above the minimum capital ratios required to avoid any capital distribution restrictions. The capital conservation buffer will be applicable to all of the capital ratios except for the Tier1 Leverage ratio. When fully implemented, the capital conservation buffer will have the effect of increasing the minimum capital ratios by 2.5%.  As of March 31, 2016, the Bank was “well capitalized’ under the Basel III requirements and believes it would be “well capitalized” on a fully-phased in basis had such a requirement been in effect.

The following table summarizes regulatory capital information as of March  31, 2016 and December 31, 2015 (restated) for the Corporation and the Bank.  The adequately capitalized minimum ratios, except for the Tier 1 Leverage Ratio, include the .625% Capital Conservation buffer effective for 2016.

			Regulatory Ratios
			Adequately	Well
			Capitalized	Capitalized
(Dollars in thousands)	March 31, 2016	December 31, 2015	Minimum	Minimum

Common Equity Tier 1 Risk-based Capital Ratio (1)
Franklin Financial Services Corporation	14.61%	14.77%	5.125%	N/A
Farmers & Merchants Trust Company	14.65%	14.76%	5.125%	6.50%

Tier 1 Risk-based Capital Ratio (2)
Franklin Financial Services Corporation	14.61%	14.77%	6.625%	N/A
Farmers & Merchants Trust Company	14.65%	14.76%	6.625%	8.00%

Total Risk-based Capital Ratio (3)
Franklin Financial Services Corporation	15.87%	16.03%	8.625%	N/A
Farmers & Merchants Trust Company	15.91%	16.02%	8.625%	10.00%

Tier 1 Leverage Ratio (4)
Franklin Financial Services Corporation	10.38%	10.38%	4.000%	N/A
Farmers & Merchants Trust Company	10.39%	10.37%	4.000%	5.00%

(1) Common equity Tier 1 capital/ total risk-weighted assets (2) Tier 1 capital / total risk-weighted assets
(3) Total risk-based capital / total risk-weighted assets, (4) Tier 1 capital / average quarterly assets

Economy

The Corporation’s primary market area includes Franklin, Fulton, Cumberland and Huntingdon County, PA.  This area is diverse in demographic and economic makeup.  County populations range from a low of approximately 15,000 in Fulton County to over 238,000 in Cumberland County. Unemployment in the Bank’s market area has remained virtually unchanged over the past year and ranges from a low of 3.7% in Cumberland County to high of 7.1% in Huntingdon County.  The market area has a diverse economic base and local industries include warehousing, truck & rail shipping centers, light and heavy manufacturers, health-care, higher education institutions, farming and agriculture, and a varied service sector.  The Corporation’s primary market area is located in south central Pennsylvania and provides easy access to the major metropolitan markets on the east coast via trucking and rail transportation. Because of this, warehousing and distribution companies continue to find the area attractive. The local economy is not overly dependent on any one industry or business and Management believes that the Bank’s primary market area continues to be well suited for growth as the recession eases.

The following provides selected economic data for the Bank’s primary market:

Economic Data

	March 31, 2016	December 31, 2015
Unemployment Rate (seasonally adjusted)
Market area range (1)	3.7% - 7.9%	3.5 - 5.5%
Pennsylvania	4.6%	5.0%
United States	4.9%	5.0%

Housing Price Index - year over year change
PA, nonmetropolitan statistical area	1.4%	2.0%
United States	5.5%	5.6%

Franklin County Building Permits - year over year change
Residential, estimated	-14.5%	-15.6%
Multifamily, estimated	-29.4%	-65.0%

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

Historically, the Corporation has satisfied its liquidity needs from earnings, repayment of loans and amortizing investment securities, maturing investment securities, loan` sales, deposit growth and its ability to access existing lines of credit.  All investment securities are classified as available for sale; therefore, securities that are not pledged as collateral for borrowings are an additional source of readily available liquidity, either by selling the security or, more preferably, to provide collateral for additional borrowing. At March 31, 2016, the Bank had approximately $69.8 million (fair value) in its investment portfolio pledged as collateral for deposits.  Another source of available liquidity for the Bank is a line of credit with the FHLB.  At March  31, 2016, the Bank had approximately $117 million available on this line of credit and $6.0 million of unsecured lines of credit at a  correspondent bank. At  March  31, 2016, the Bank had an excess borrowing capacity at FHLB of $260.9 million, which includes the amount available on the line of credit.  The Bank has established credit at the Federal Reserve Discount Window and as of quarter-end had the ability to borrow approximately $22 million.

Off Balance Sheet Commitments

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk.  These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments.  Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation.  Unused commitments and standby letters of credit totaled $294.8 million and $291.4 million, respectively, at March  31, 2016 and December 31, 2015.

The Corporation has entered into various contractual obligations to make future payments.  These obligations include time deposits, long-term debt, operating leases, deferred compensation and pension payments.  These amounts have not changed materially from those reported in the Corporation’s 2015 Annual Report on Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the Corporation’s exposure to market risk during the three months ended March  31, 2016. For more information on market risk refer to the Corporation’s 2015 Annual Report on Form 10-K.

Item 4.  Controls and Procedures

Evaluation of Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that as of March  31, 2016, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in the Corporation’s internal control over financial reporting during the quarterly period ended March  31, 2016, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

Item 1A. Risk Factors

There were no material changes in the Corporation’s risk factors during the three months ended March  31, 2016. For more information, refer to the Corporation’s 2015 Annual Report on Form 10-K.

Item 2.   Unregistered  Sales of Equity Securities and Use of Proceeds

None

Item 3.   Defaults by the Company on its Senior Securities

None

Item 4.   Mine Safety Disclosures

Not Applicable

Item 5.   Other Information

None

Item 6.   Exhibits

Exhibits

3.1   Articles of Incorporation of the Corporation.  (Filed as Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference.)

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

Franklin Financial Services Corporation

May 9, 2016	/s/ William E. Snell, Jr
William E. Snell, Jr.
Chief Executive Officer
(Principal Executive Officer)

May 9, 2016	/s/ Timothy G. Henry
Timothy G. Henry
President

May 9, 2016	/s/ Mark R. Hollar
Mark R. Hollar
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)