Form 10-Q
period 2016-06-30
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2016-08-08
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June  30, 2016

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

There were 4,302,395 outstanding shares of the Registrant’s common stock as of July 31, 2016.

Part I FINANCIAL INFORMATION

Item 1 Financial Statements

Consolidated Balance Sheets

(Dollars in thousands, except share and per share data)(unaudited)	June 30	December 31
	2016	2015
Assets
Cash and due from banks	$15,668	$20,664
Interest-bearing deposits in other banks	25,381	18,502
Total cash and cash equivalents	41,049	39,166
Investment securities available for sale, at fair value	163,557	159,473
Restricted stock	436	782
Loans held for sale	487	461
Loans	826,656	782,016
Allowance for loan losses	(10,318)	(10,086)
Net Loans	816,338	771,930
Premises and equipment, net	14,414	14,759
Bank owned life insurance	22,196	22,364
Goodwill	9,016	9,016
Other real estate owned	6,194	6,451
Deferred tax asset, net	3,947	4,758
Other assets	6,412	6,135
Total assets	$1,084,046	$1,035,295

Liabilities
Deposits
Noninterest-bearing checking	$162,515	$152,095
Money management, savings and interest checking	722,413	680,686
Time	80,626	85,731
Total Deposits	965,554	918,512
Other liabilities	2,544	5,407
Total liabilities	968,098	923,919

Shareholders' equity
Common stock, $1 par value per share,15,000,000 shares authorized with
4,685,049 shares issued and 4,301,648 shares outstanding at June 30, 2016 and
4,659,319 shares issued and 4,275,879 shares outstanding at December 31, 2015	4,685	4,659
Capital stock without par value, 5,000,000 shares authorized with no
shares issued and outstanding	-	-
Additional paid-in capital	39,454	38,778
Retained earnings	81,090	78,517
Accumulated other comprehensive loss	(2,356)	(3,722)
Treasury stock, 383,401 shares at June 30, 2016 and 383,440 shares at
December 31, 2015, at cost	(6,925)	(6,856)
Total shareholders' equity	115,948	111,376
Total liabilities and shareholders' equity	$1,084,046	$1,035,295

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Income

	For the Three Months Ended		For the Six Months Ended
(Dollars in thousands, except per share data) (unaudited)	June 30		June 30
	2016	2015	2016	2015
Interest income
Loans, including fees:	$7,964	$7,477	$16,053	$14,853
Interest and dividends on investments:
Taxable interest	584	613	1,160	1,248
Tax exempt interest	357	408	723	817
Dividend income	4	8	10	60
Deposits and obligations of other banks	79	72	141	127
Total interest income	8,988	8,578	18,087	17,105

Interest expense
Deposits	548	619	1,091	1,260
Short-term borrowings	-	-	2	-
Total interest expense	548	619	1,093	1,260
Net interest income	8,440	7,959	16,994	15,845
Provision for loan losses	1,875	310	2,175	635
Net interest income after provision for loan losses	6,565	7,649	14,819	15,210

Noninterest income
Investment and trust services fees	1,218	1,388	2,472	2,651
Loan service charges	189	314	415	496
Deposit service charges and fees	602	586	1,180	1,077
Other service charges and fees	313	311	616	607
Debit card income	375	356	722	675
Increase in cash surrender value of life insurance	132	140	267	279
Net (loss) gain on sale of other real estate owned	(2)	-	(10)	32
OTTI losses on debt securities	-	-	(20)	(20)
Gain on conversion of investment security	-	-	-	728
Securities gains, net	2	8	3	8
Other	27	13	164	237
Total noninterest income	2,856	3,116	5,809	6,770

Noninterest expense
Salaries and employee benefits	4,346	4,203	8,716	8,286
Occupancy, net	553	556	1,152	1,172
Furniture and equipment	218	239	434	470
Advertising	262	283	543	471
Legal and professional	394	203	691	499
Data processing	504	556	1,001	1,023
Pennsylvania bank shares tax	260	206	496	402
Intangible amortization	-	90	-	181
FDIC insurance	169	160	326	308
ATM/debit card processing	200	186	428	373
Foreclosed real estate	13	7	76	19
Telecommunications	90	118	209	235
Other	721	852	1,453	1,711
Total noninterest expense	7,730	7,659	15,525	15,150
Income before federal income tax expense	1,691	3,106	5,103	6,830
Federal income tax expense	130	632	815	1,472
Net income	$1,561	$2,474	$4,288	$5,358

Per share
Basic earnings per share	$0.36	$0.58	$1.00	$1.27
Diluted earnings per share	$0.36	$0.58	$1.00	$1.26
Cash dividends declared	$0.21	$0.19	$0.40	$0.36

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Comprehensive Income

	For the Three Months Ended		For the Six Months Ended
	June 30		June 30
(Dollars in thousands) (unaudited)	2016	2015	2016	2015
Net Income	$1,561	$2,474	$4,288	$5,358

Securities:
Unrealized gains arising during the period	1,006	(1,239)	2,051	(536)
Reclassification adjustment for (gains) losses included in net income (1)	(2)	(8)	17	(716)
Net unrealized gains (losses)	1,004	(1,247)	2,068	(1,252)
Tax effect	(340)	424	(702)	426
Net of tax amount	664	(823)	1,366	(826)

Derivatives:
Unrealized gains arising during the period	-	32	-	31
Reclassification adjustment for losses included in net income (2)	-	64	-	160
Net unrealized gains	-	96	-	191
Tax effect	-	(32)	-	(65)
Net of tax amount	-	64	-	126

Total other comprehensive income (loss)	664	(759)	1,366	(700)
Total Comprehensive Income	$2,225	$1,715	$5,654	$4,658

Reclassification adjustment / Statement line item	Tax expense (benefit)
(1) Securities / gain on conversion & securities (gains) losses, net	$1	$3	$(6)	$243
(2) Derivatives / interest expense on deposits	-	(22)	-	(54)

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Changes in Shareholders' Equity

For the Six Months Ended June 30, 2016 and 2015:

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
(Dollars in thousands, except per share data) (unaudited)	Stock	Capital	Earnings	Loss	Stock	Total
Balance at December 31, 2014	$4,607	$37,504	$71,452	$(3,100)	$(6,942)	$103,521
Net income	-	-	5,358	-	-	5,358
Other comprehensive loss	-	-	-	(700)	-	(700)
Cash dividends declared, $.36 per share	-	-	(1,522)	-	-	(1,522)
Treasury shares issued under employer stock option plans, 4,518 shares	-	5	-	-	81	86
Common stock issued under dividend reinvestment plan, 18,507 shares	18	417	-	-	-	435
Balance at June 30, 2015	$4,625	$37,926	$75,288	$(3,800)	$(6,861)	$107,178

Balance at December 31, 2015	$4,659	$38,778	$78,517	$(3,722)	$(6,856)	$111,376
Net income	-	-	4,288	-	-	4,288
Other comprehensive income	-	-	-	1,366	-	1,366
Cash dividends declared, $.40 per share	-	-	(1,715)	-	-	(1,715)
Acquisition of 15,521 shares of treasury stock	-	-	-	-	(350)	(350)
Treasury shares issued under employer stock purchase plan, 188 shares	-	1	-	-	278	279
Treasury shares issued under dividend reinvestment plan, 15,372 shares	-	82	-	-	3	85
Common stock issued under dividend reinvestment plan, 25,230 shares	25	527	-	-	-	552
Common stock issued under incentive stock option plan, 500 shares	1	8	-	-	-	9
Stock option compensation expense	-	58	-	-	-	58
Balance at June 30, 2016	$4,685	$39,454	$81,090	$(2,356)	$(6,925)	$115,948

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Cash Flows

	Six Months Ended June 30
	2016	2015
(Dollars in thousands) (unaudited)
Cash flows from operating activities
Net income	$4,288	$5,358
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	666	675
Net amortization of loans and investment securities	794	796
Amortization and net change in mortgage servicing rights valuation	27	9
Amortization of intangibles	-	181
Provision for loan losses	2,175	635
Gain on sales of securities	(3)	(8)
Impairment write-down on securities recognized in earnings	20	20
Gain on conversion of investment security	-	(728)
Loans originated for sale	(4,963)	(3,812)
Proceeds from sale of loans	4,937	2,446
Write-down of other real estate owned	46	-
Write-down on premises and equipment	-	60
Net loss (gain) on sale or disposal of other real estate/other repossessed assets	10	(32)
Increase in cash surrender value of life insurance	(267)	(279)
Stock option compensation	58	-
(Increase) decrease in other assets	(504)	1,380
(Decrease) in other liabilities	(2,588)	(2,195)
Net cash provided by operating activities	4,696	4,506

Cash flows from investing activities
Proceeds from sales and calls of investment securities available for sale	1,765	1,381
Proceeds from maturities and pay-downs of securities available for sale	11,929	14,132
Purchase of investment securities available for sale	(16,605)	(21,689)
Net decrease (increase) in restricted stock	346	(1)
Net increase in loans	(46,522)	(7,256)
Capital expenditures	(288)	(190)
Proceeds from surrender of life insurance policy	436	-
Proceeds from sale of other real estate	224	129
Net cash used in investing activities	(48,715)	(13,494)

Cash flows from financing activities
Net increase in demand deposits, interest-bearing checking, and savings accounts	52,147	41,406
Net decrease in time deposits	(5,105)	(6,528)
Net decrease in repurchase agreements	-	(9,079)
Dividends paid	(1,715)	(1,522)
Common stock issued under stock option plans	288	86
Common stock issued under dividend reinvestment plan	637	435
Purchase of treasury stock	(350)	-
Net cash provided by financing activities	45,902	24,798

Increase in cash and cash equivalents	1,883	15,810
Cash and cash equivalents as of January 1	39,166	48,593
Cash and cash equivalents as of June 30	$41,049	$64,403

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest on deposits and other borrowed funds	$1,097	$1,304
Income taxes	$2,100	$1,513

Noncash Activities
Loans transferred to Other Real Estate	$23	$449

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, and cash flows as of June  30, 2016, and for all other periods presented have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted.  It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s 2015 Annual Report on Form 10-K.  The consolidated results of operations for the three and six month periods ended June 30, 2016 are not necessarily indicative of the operating results for the full year.  Management has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.

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

Earnings per share are computed based on the weighted average number of shares outstanding during each period end.  A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

	For the Three Months Ended		For the Six Months Ended
	June 30		June 30
(Dollars and shares in thousands, except per share data)	2016	2015	2016	2015
Weighted average shares outstanding (basic)	4,294	4,234	4,289	4,228
Impact of common stock equivalents	4	11	3	8
Weighted average shares outstanding (diluted)	4,298	4,245	4,292	4,236
Anti-dilutive options excluded from calculation	43	13	44	28
Net income	$1,561	$2,474	$4,288	$5,358
Basic earnings per share	$0.36	$0.58	$1.00	$1.27
Diluted earnings per share	$0.36	$0.58	$1.00	$1.26

Note 2. Recent Accounting Pronouncements

Financial Instruments – Credit Losses (Topic 326). In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”  ASU 2016-13 requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model).  Under this model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications unless reasonable expectation of a troubled debt restructuring exists) from the date of initial recognition of that instrument.  The ASU replaces the current accounting model for purchased credit impaired loans and debt securities.  The allowance for credit losses for purchased financial assets with a more-than insignificant amount of credit deterioration since origination (“PCD assets”), should be determined in a similar manner to other financial assets measured on an amortized cost basis.  However, upon initial recognition, the allowance for credit losses is added to the purchase price (“gross up approach”) to determine the initial amortized cost basis.  The subsequent account for PCD financial assets is the same expected loss model described above.  The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted as of the fiscal year beginning after December 15, 2018, including interim periods within those fiscal years.  The Corporation is currently evaluating the impact of the pending adoption of the new standard on its consolidated financial statements.

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

Note 3. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive losses included in shareholders' equity are as follows:

	June 30	December 31,
	2016	2015
(Dollars in thousands)
Net unrealized gains on securities	$3,206	$1,138
Tax effect	(1,089)	(387)
Net of tax amount	2,117	751

Accumulated pension adjustment	(6,777)	(6,777)
Tax effect	2,304	2,304
Net of tax amount	(4,473)	(4,473)

Total accumulated other comprehensive loss	$(2,356)	$(3,722)

Note 4. Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Bank generally holds collateral and/or personal guarantees supporting these commitments.  The Bank had $29.4 million and $25.9 million of standby letters of credit as of June 30, 2016 and December 31, 2015, respectively. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The amount of the liability as of June  30, 2016 and December 31, 2015 for guarantees under standby letters of credit issued was not material.

Note 5. Investments

The amortized cost and estimated fair value of investment securities available for sale as of June  30, 2016 and December 31, 2015 are as follows:

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
June 30, 2016	cost	gains	losses	value
Equity securities	$164	$76	$-	$240
U.S. Government and Agency securities	13,104	339	(17)	13,426
Municipal securities	68,430	2,354	(43)	70,741
Trust preferred securities	5,968	-	(798)	5,170
Agency mortgage-backed securities	71,448	1,310	(35)	72,723
Private-label mortgage-backed securities	1,201	27	(5)	1,223
Asset-backed securities	36	-	(2)	34
	$160,351	$4,106	$(900)	$163,557

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
December 31, 2015	cost	gains	losses	value
Equity securities	$164	$69	$-	$233
U.S. Government and Agency securities	13,705	164	(33)	13,836
Municipal securities	67,851	1,555	(218)	69,188
Trust preferred securities	5,958	-	(669)	5,289
Agency mortgage-backed securities	69,284	621	(386)	69,519
Private-label mortgage-backed securities	1,335	39	(2)	1,372
Asset-backed securities	38	-	(2)	36
	$158,335	$2,448	$(1,310)	$159,473

At June 30, 2016 and December 31, 2015, the fair value of investment securities pledged to secure public funds, trust balances, deposit and other obligations totaled $69.4 million and $79.6 million, respectively.

The amortized cost and estimated fair value of debt securities at June  30, 2016, by contractual maturity are shown below. Actual maturities may differ from contractual maturities because of prepayment or call options embedded in the securities.

(Dollars in thousands)	Amortized cost	Fair value
Due in one year or less	$2,618	$2,641
Due after one year through five years	11,175	11,516
Due after five years through ten years	28,597	29,698
Due after ten years	45,148	45,516
	87,538	89,371
Mortgage-backed securities	72,649	73,946
	$160,187	$163,317

The composition of the net realized securities gains for the three and six months ended are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30		June 30
(Dollars in thousands)	2016	2015	2016	2015
Gross gains realized	$2	$-	$3	$8
Gross losses realized	-	-	-	-
Conversion gain	-	-	-	728
Net gains realized	$2	$-	$3	$736

The following table provides additional detail about trust preferred securities as of June 30, 2016:

Trust Preferred Securities

(Dollars in thousands)
Deal Name	Maturity	Single Issuer or Pooled	Class	Amortized Cost	Fair Value	Gross Unrealized Gain (Loss)	Lowest Credit Rating Assigned

BankAmerica Cap III	1/15/2027	Single	Preferred Stock	$966	$832	$(134)	BB+
Wachovia Cap Trust II	1/15/2027	Single	Preferred Stock	279	254	(25)	BBB
Huntington Cap Trust	2/1/2027	Single	Preferred Stock	944	795	(149)	BB
Corestates Captl Tr II	2/15/2027	Single	Preferred Stock	941	848	(93)	BBB+
Huntington Cap Trust II	6/15/2028	Single	Preferred Stock	897	767	(130)	BB
Chase Cap VI JPM	8/1/2028	Single	Preferred Stock	965	832	(133)	BBB-
Fleet Cap Tr V	12/18/2028	Single	Preferred Stock	976	842	(134)	BB+
				$5,968	$5,170	$(798)

The following table provides additional detail about private label mortgage-backed securities as of June  30, 2016:

Private Label Mortgage Backed Securities

(Dollars in thousands)				Gross				Cumulative
	Origination	Amortized	Fair	Unrealized	Collateral	Lowest Credit	Credit	OTTI
Description	Date	Cost	Value	Gain (Loss)	Type	Rating Assigned	Support %	Charges
MALT 2004-6 7A1	6/1/2004	$322	$319	$(3)	ALT A	CCC	15.07	$-
RALI 2005-QS2 A1	2/1/2005	176	187	11	ALT A	CC	4.83	10
RALI 2006-QS4 A2	4/1/2006	425	423	(2)	ALT A	D	-	323
GSR 2006-5F 2A1	5/1/2006	53	60	7	Prime	D	-	15
RALI 2006-QS8 A1	7/28/2006	225	234	9	ALT A	D	-	227
		$1,201	$1,223	$22				$575

Impairment:

The investment portfolio contained thirty-seven securities with $21.0 million of temporarily impaired fair value and $900 thousand in unrealized losses at June 30, 2016. The total unrealized loss position has improved from a  $1.3 million unrealized loss at year-end 2015.

For securities with an unrealized loss, Management applies a systematic methodology in order to perform an assessment of the potential for other-than-temporary impairment.  In the case of debt securities, investments considered for other-than-temporary impairment: (1) had a specified maturity or repricing date; (2) were generally expected to be redeemed at par, and (3) were expected to achieve a recovery in market value within a reasonable period of time. In addition, the Bank considers whether it intends to sell these securities or whether it will be forced to sell these securities before the earlier of amortized cost recovery or maturity. Equity securities are assessed for other-than-temporary impairment based on the length of time of impairment, dollar amount of the impairment and general market and financial conditions relating to specific issues.  The impairment identified on debt and equity securities and subject to assessment at June 30, 2016, was deemed to be temporary and required no further adjustments to the financial statements, unless otherwise noted.

The following table reflects temporary impairment in the investment portfolio (excluding restricted stock), aggregated by investment category, length of time that individual securities have been in a continuous unrealized loss position and the number of securities in each category as of June 30, 2016  and December 31, 2015:

	June 30, 2016
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Government and Agency securities	$-	$-	-	$3,612	$(17)	10	$3,612	$(17)	10
Municipal securities	-	-	-	2,328	(43)	3	2,328	(43)	3
Trust preferred securities	-	-	-	5,170	(798)	7	5,170	(798)	7
Agency mortgage-backed securities	3,218	(2)	3	5,929	(33)	11	9,147	(35)	14
Private-label mortgage-backed securities	319	(3)	1	423	(2)	1	742	(5)	2
Asset-backed securities	-	-	-	5	(2)	1	5	(2)	1
Total temporarily impaired securities	$3,537	$(5)	4	$17,467	$(895)	33	$21,004	$(900)	37

	December 31, 2015
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Government and Agency securities	$479	$(1)	3	$4,364	$(32)	10	$4,843	$(33)	13
Municipal securities	5,806	(35)	8	4,785	(183)	7	10,591	(218)	15
Trust preferred securities	-	-	-	5,289	(669)	7	5,289	(669)	7
Agency mortgage-backed securities	18,977	(215)	29	7,394	(171)	13	26,371	(386)	42
Private-label mortgage-backed securities	-	-	-	246	(2)	1	246	(2)	1
Asset-backed securities	-	-	-	5	(2)	1	5	(2)	1
Total temporarily impaired securities	$25,262	$(251)	40	$22,083	$(1,059)	39	$47,345	$(1,310)	79

The unrealized loss in the municipal bond portfolio decreased to $43 thousand from $218 thousand at December 31, 2015 as market prices improved during the quarter.  There are three securities in this portfolio with an unrealized loss and the loss in this portfolio is deemed to be non-credit related and no other-than-temporary impairment charges have been recorded.

The trust preferred portfolio contains seven securities with a fair value of $5.2 million and an unrealized loss of $798 thousand The trust-preferred securities held by the Bank are single entity issues, not pooled trust preferred securities.  Therefore, the impairment review of these securities is based only on the issuer and the security cannot be impaired by the performance of other issuers as if it was a pooled trust-preferred bond. All of the Bank’s trust preferred securities are single issue, variable rate notes with long maturities (2027 – 2028).  None of these bonds have suspended or missed a dividend payment. At June 30, 2016, the Bank believes it will be able to collect all interest and principal due on these bonds and no other-than-temporary-impairment charges were recorded.

There are two PLMBS bonds showing a small unrealized loss of $5 thousand.  However, the PLMBS sector as a whole is showing an unrealized gain of $22 thousand at quarter end.  This is primarily a result of the cumulative OTTI charges recorded on this portfolio.  Due to the nature of these bonds, they are evaluated closely. These bonds were all rated AAA at time of purchase, but have since experienced rating declines. Some have experienced increased delinquencies and defaults, while others have seen the credit support increase as the bonds paid-down. The Bank monitors the performance of the PLMBS investments on a regular basis and reviews delinquencies, default rates, credit support levels and various cash flow stress test scenarios. In determining the credit related loss, Management considers all principal past due 60 days or more as a loss. If additional principal moves beyond 60 days past due, it will also be considered a loss.  The Bank recorded a $20 thousand impairment charge during the first quarter of 2016 and has recorded

$575 thousand of cumulative impairment charges on this portfolio. Management continues to monitor these securities and it is possible that additional write-downs may occur if current loss trends continue.

The following table represents the cumulative credit losses on debt securities recognized in earnings as of June  30:

(Dollars in thousands)	Six Months Ended
	2016	2015
Balance of cumulative credit-related OTTI at January 1	$555	$535
Additions for credit-related OTTI not previously recognized	20	20
Additional increases for credit-related OTTI previously recognized when there is no intent to sell
and no requirement to sell before recovery of amortized cost basis	-	-
Decreases for previously recognized credit-related OTTI because there was an intent to sell	-	-
Reduction for increases in cash flows expected to be collected	-	-
Balance of credit-related OTTI at June 30	$575	$555

The Bank held $436 thousand of restricted stock at June 30, 2016.  Except for $30 thousand, this investment represents stock in FHLB Pittsburgh. The Bank is required to hold this stock to be a member of FHLB and it is carried at cost of $100 per share. The level of FHLB stock held is determined by FHLB and is comprised of a minimum membership amount plus a variable activity amount. FHLB stock is evaluated for impairment primarily based on an assessment of the ultimate recoverability of its cost. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support its operations.  There is not a public market for FHLB stock and the benefits of FHLB membership (e.g., liquidity and low cost funding) add value to the stock beyond purely financial measures. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment.

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

A summary of loans outstanding, by class, at the end of the reporting periods is as follows:

			Change
(Dollars in thousands)	June 30, 2016	December 31, 2015	Amount	%
Residential Real Estate 1-4 Family
Consumer first liens	$101,113	$103,698	$(2,585)	(2.5)
Commercial first lien	62,424	57,780	4,644	8.0
Total first liens	163,537	161,478	2,059	1.3

Consumer junior liens and lines of credit	46,106	44,996	1,110	2.5
Commercial junior liens and lines of credit	5,908	5,917	(9)	(0.2)
Total junior liens and lines of credit	52,014	50,913	1,101	2.2
Total residential real estate 1-4 family	215,551	212,391	3,160	1.5

Residential real estate - construction
Consumer	1,067	545	522	95.8
Commercial	7,253	7,343	(90)	(1.2)
Total residential real estate construction	8,320	7,888	432	5.5

Commercial real estate	371,786	340,695	31,091	9.1
Commercial	226,307	215,942	10,365	4.8
Total commercial	598,093	556,637	41,456	7.4

Consumer	4,692	5,100	(408)	(8.0)
	826,656	782,016	44,640	5.7
Less: Allowance for loan losses	(10,318)	(10,086)	(232)	2.3
Net Loans	$816,338	$771,930	$44,408	5.8

Included in the loan balances are the following:
Net unamortized deferred loan fees	$225	$436

Loans pledged as collateral for borrowings and commitments from:
FHLB	$583,567	$643,449
Federal Reserve Bank	42,060	45,111
	$625,627	$688,560

Note 7. Loan Quality

The following table presents, by class, the activity in the Allowance for Loan Losses (ALL) for the periods ended:

	Residential Real Estate 1-4 Family
		Junior Liens &		Commercial
(Dollars in thousands)	First Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total

ALL at March 31, 2016	$997	$316	$199	$6,181	$1,510	$99	$1,040	$10,342
Charge-offs	(46)	-	-	(1,951)	(3)	(42)	-	(2,042)
Recoveries	1	-	-	14	106	22	-	143
Provision	71	3	6	1,696	(17)	18	98	1,875
ALL at June 30, 2016	$1,023	$319	$205	$5,940	$1,596	$97	$1,138	$10,318

ALL at December 31, 2015	$989	$308	$194	$5,649	$1,519	$102	$1,325	$10,086
Charge-offs	(49)	-	-	(1,954)	(66)	(84)	-	(2,153)
Recoveries	33	-	-	14	121	42	-	210
Provision	50	11	11	2,231	22	37	(187)	2,175
ALL at June 30, 2016	$1,023	$319	$205	$5,940	$1,596	$97	$1,138	$10,318

ALL at March 31, 2015	$1,016	$268	$249	$5,137	$1,353	$116	$1,071	$9,210
Charge-offs	(43)	-	(21)	-	(17)	(26)	-	(107)
Recoveries	1	-	-	14	8	14	-	37
Provision	40	13	(22)	28	96	8	147	310
ALL at June 30, 2015	$1,014	$281	$206	$5,179	$1,440	$112	$1,218	$9,450

ALL at December 31, 2014	$994	$271	$214	$4,978	$1,515	$127	$1,012	$9,111
Charge-offs	(43)	-	(21)	-	(218)	(78)	-	(360)
Recoveries	3	-	-	14	14	33	-	64
Provision	60	10	13	187	129	30	206	635
ALL at June 30, 2015	$1,014	$281	$206	$5,179	$1,440	$112	$1,218	$9,450

The following table presents, by class, loans that were evaluated for the ALL under the specific reserve (individually) and those that were evaluated under the general reserve (collectively) and the amount of the ALL established in each class as of June 30, 2016 and December 31, 2015:

	Residential Real Estate 1-4 Family
		Junior Liens &		Commercial
(Dollars in thousands)	First Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total

June 30, 2016
Loans evaluated for ALL:
Individually	$396	$52	$491	$17,082	$-	$-	$-	$18,021
Collectively	163,141	51,962	7,829	354,704	226,307	4,692	-	808,635
Total	$163,537	$52,014	$8,320	$371,786	$226,307	$4,692	$-	$826,656

ALL established for loans evaluated:
Individually	$-	$-	$-	$-	$-	$-	$-	$-
Collectively	1,023	319	205	5,940	1,596	97	1,138	10,318
ALL at June 30, 2016	$1,023	$319	$205	$5,940	$1,596	$97	$1,138	$10,318

December 31, 2015
Loans evaluated for ALL:
Individually	$930	$51	$502	$14,309	$230	$-	$-	$16,022
Collectively	160,548	50,862	7,386	326,386	215,712	5,100	-	765,994
Total	$161,478	$50,913	$7,888	$340,695	$215,942	$5,100	$-	$782,016

ALL established for loans evaluated:
Individually	$-	$-	$-	$-	$9	$-	$-	$9
Collectively	989	308	194	5,649	1,510	102	1,325	10,077
ALL at December 31, 2015	$989	$308	$194	$5,649	$1,519	$102	$1,325	$10,086

The following table shows additional information about those loans considered to be impaired at June  30, 2016 and December 31, 2015:

	Impaired Loans
	With No Allowance		With Allowance
(Dollars in thousands)		Unpaid		Unpaid
	Recorded	Principal	Recorded	Principal	Related
June 30, 2016	Investment	Balance	Investment	Balance	Allowance
Residential Real Estate 1-4 Family
First liens	$921	$996	$-	$-	$-
Junior liens and lines of credit	63	75	-	-	-
Total	984	1,071	-	-	-
Residential real estate - construction	491	540	-	-	-
Commercial real estate	17,357	19,910	-	-	-
Commercial	25	37	-	-	-
Total	$18,857	$21,558	$-	$-	$-

December 31, 2015
Residential Real Estate 1-4 Family
First liens	$1,523	$1,725	$-	$-	$-
Junior liens and lines of credit	105	133	-	-	-
Total	1,628	1,858	-	-	-
Residential real estate - construction	502	546	-	-	-
Commercial real estate	14,431	15,007		-	-
Commercial	267	330	9	10	9
Total	$16,828	$17,741	$9	$10	$9

The following table shows the average of impaired loans and related interest income for the three and six months ended June  30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30, 2016		June 30, 2016
	Average	Interest	Average	Interest
(Dollars in thousands)	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Residential Real Estate 1-4 Family
First liens	$926	$6	$998	$12
Junior liens and lines of credit	63	-	67	-
Total	989	6	1,065	12
Residential real estate - construction	494	-	498	-
Commercial real estate	19,345	117	19,555	239
Commercial	34	-	39	-
Total	$20,862	$123	$21,157	$251

	Three Months Ended		Six Months Ended
	June 30, 2015		June 30, 2015
	Average	Interest	Average	Interest
(Dollars in thousands)	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Residential Real Estate 1-4 Family
First liens	$1,618	$9	$1,723	$16
Junior liens and lines of credit	117	-	131	-
Total	1,735	9	1,854	16
Residential real estate - construction	516	-	723	-
Commercial real estate	21,756	174	21,971	327
Commercial	361	-	1,012	-
Total	$24,368	$183	$25,560	$343

The following table presents the aging of payments of the loan portfolio:

(Dollars in thousands)		Loans Past Due and Still Accruing					Total
	Current	30-59 Days	60-89 Days	90 Days+	Total	Non-Accrual	Loans
June 30, 2016
Residential Real Estate 1-4 Family
First liens	$162,601	$102	$393	$14	$509	$427	$163,537
Junior liens and lines of credit	51,764	154	-	33	187	63	52,014
Total	214,365	256	393	47	696	490	215,551
Residential real estate - construction	7,652	117	-	60	177	491	8,320
Commercial real estate	362,157	2,415	96	306	2,817	6,812	371,786
Commercial	225,802	381	53	46	480	25	226,307
Consumer	4,674	18	-	-	18	-	4,692
Total	$814,650	$3,187	$542	$459	$4,188	$7,818	$826,656

December 31, 2015
Residential Real Estate 1-4 Family
First liens	$159,998	$44	$416	$214	$674	$806	$161,478
Junior liens and lines of credit	50,541	217	50	-	267	105	50,913
Total	210,539	261	466	214	941	911	212,391
Residential real estate - construction	7,209	177	-	-	177	502	7,888
Commercial real estate	330,953	5,713	196	152	6,061	3,681	340,695
Commercial	215,449	210	5	2	217	276	215,942
Consumer	5,041	55	4	-	59	-	5,100
Total	$769,191	$6,416	$671	$368	$7,455	$5,370	$782,016

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

	Pass	Special Mention	Substandard	Doubtful
(Dollars in thousands)	(1-5)	(6)	(7)	(8)	Total

June 30, 2016
Residential Real Estate 1-4 Family
First liens	$160,151	$2,003	$1,383	$-	$163,537
Junior liens and lines of credit	51,796	28	190	-	52,014
Total	211,947	2,031	1,573	-	215,551
Residential real estate - construction	7,488	-	832	-	8,320
Commercial real estate	352,191	1,758	17,837	-	371,786
Commercial	223,082	1,161	2,064	-	226,307
Consumer	4,692	-	-	-	4,692
Total	$799,400	$4,950	$22,306	$-	$826,656

December 31, 2015
Residential Real Estate 1-4 Family
First liens	$157,514	$2,122	$1,842	$-	$161,478
Junior liens and lines of credit	50,685	28	200	-	50,913
Total	208,199	2,150	2,042	-	212,391
Residential real estate - construction	7,386	-	502	-	7,888
Commercial real estate	319,985	6,175	14,535	-	340,695
Commercial	213,492	1,978	472	-	215,942
Consumer	5,100	-	-	-	5,100
Total	$754,162	$10,303	$17,551	$-	$782,016

The following table presents information on the Bank’s Troubled Debt Restructuring (TDR) loans:

					Troubled Debt Restructurings
					That Have Defaulted on
					Modified Terms in the
(Dollars in thousands)	Troubled Debt Restructurings				Last Twelve Months
	Number of	Recorded			Number of	Recorded
	Contracts	Investment	Performing*	Nonperforming*	Contracts	Investment
June 30, 2016
Residential real estate - construction	1	$491	$491	$-	-	$-
Residential real estate	4	645	494	151	-	-
Commercial real estate	11	12,351	12,351	-	-	-
Total	16	$13,487	$13,336	$151	-	$-

December 31, 2015
Residential real estate - construction	1	$502	$502	$-	-	$-
Residential real estate	4	654	503	151	-	-
Commercial real estate	10	12,125	12,125	-	-	-
Total	15	$13,281	$13,130	$151	-	$-

*The performing status is determined by the loan’s compliance with the modified terms.

The following table reports new TDR loans during 2016, concession granted and the recorded investment as of June  30, 2016:

	New During Period
	Number of	Pre-TDR	After-TDR	Recorded
Six Months Ended June 30, 2016	Contracts	Modification	Modification	Investment	Concession
Commercial real estate	1	$525	$525	$515	multiple

There were no new TDR loans made in the first six months of 2015.

Note 8. OREO

Changes in other real estate owned during the three months ended June 30, 2016 and 2015 were as follows:

	June 30
(Dollars in thousands)	2016	2015
Balance at January 1	$6,451	$3,666
Additions	23	449
Proceeds from dispositions	(224)	(129)
(Loss) gain on sales, net	(10)	32
Valuation adjustment	(46)	-
Balance at June 30	$6,194	$4,018

Note 9. Pension

The components of pension expense for the periods presented are as follows:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2016	2015	2016	2015
Components of net periodic cost:
Service cost	$83	$92	$164	$192
Interest cost	180	172	360	350
Expected return on plan assets	(290)	(296)	(583)	(592)
Recognized net actuarial loss	120	123	231	254
Net period cost	$93	$91	$172	$204

The Bank expects its pension expense to increase to approximately $809 thousand in 2016 compared to $387 thousand in 2015, due to a pension settlement expense of approximately $450,000 that will be recorded during the second half of 2016.  No pension contributions were made or are expected to be made in 2016.

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

The following methods and assumptions were used to estimate the fair values of the Corporation’s financial instruments at June 30, 2016 and December 31, 2015.

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

Net loans (including impaired loans):  The fair value of fixed-rate loans is estimated for each major type of loan (e.g. real estate, commercial, industrial and agricultural and consumer) by discounting the future cash flows associated with such loans using rates currently offered for loans with similar terms to borrowers of comparable credit quality.  The model considers scheduled principal maturities, repricing characteristics, prepayment assumptions and interest cash flows.  The discount rates used are estimated based upon consideration of a number of factors including the treasury yield curve, expense and service charge factors. For variable rate loans that reprice frequently and have no significant change in credit quality, carrying values approximate the fair value.

Accrued Interest Receivable:  The carrying amount is a reasonable estimate of fair value.

Deposits and Short-term borrowings:  The fair value of demand deposits, savings accounts, and money market deposits is the amount payable on demand at the reporting date.  The fair value of fixed-rate certificates of deposit is estimated by discounting the future cash flows using rates approximating those currently offered for certificates of deposit with similar remaining maturities.  For short-term borrowings, the carrying value approximates a reasonable estimate of the fair value.

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

The fair value of the Corporation's financial instruments are as follows:

	June 30, 2016
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3

Financial assets:
Cash and cash equivalents	$41,049	$41,049	$41,049	$-	$-
Investment securities available for sale	163,557	163,557	240	163,317	-
Restricted stock	436	436	-	436	-
Loans held for sale	487	487	-	487	-
Net loans	816,338	824,266	-	-	824,266
Accrued interest receivable	3,151	3,151	-	3,151	-

Financial liabilities:
Deposits	$965,554	$965,439	$-	$965,439	$-
Accrued interest payable	120	120	-	120	-

	December 31, 2015
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3

Financial assets:
Cash and cash equivalents	$39,166	$39,166	$39,166	$-	$-
Investment securities available for sale	159,473	159,473	233	159,240	-
Restricted stock	782	782	-	782	-
Loans held for sale	461	461	-	461	-
Net loans	771,930	779,742	-	-	779,742
Accrued interest receivable	3,164	3,164	-	3,164	-

Financial liabilities:
Deposits	$918,512	$918,401	$-	$918,401	$-
Accrued interest payable	124	124	-	124	-

Recurring Fair Value Measurements

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2016 and December 31, 2015 are as follows:

(Dollars in Thousands	Fair Value at June 30, 2016
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities	$240	$-	$-	$240
U.S. Government and Agency securities	-	13,426	-	13,426
Municipal securities	-	70,741	-	70,741
Trust Preferred Securities	-	5,170	-	5,170
Agency mortgage-backed securities	-	72,723	-	72,723
Private-label mortgage-backed securities	-	1,223	-	1,223
Asset-backed securities	-	34	-	34
Total assets	$240	$163,317	$-	$163,557

(Dollars in Thousands)	Fair Value at December 31, 2015
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities	$233	$-	$-	$233
U.S. Government and Agency securities	-	13,836	-	13,836
Municipal securities	-	69,188	-	69,188
Trust Preferred Securities	-	5,289	-	5,289
Agency mortgage-backed securities	-	69,519	-	69,519
Private-label mortgage-backed securities	-	1,372	-	1,372
Asset-backed securities	-	36	-	36
Total assets	$233	$159,240	$-	$159,473

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

Nonrecurring Fair Value Measurements

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2016 and December 31, 2015 are as follows:

(Dollars in Thousands)
	Fair Value at June 30, 2016
Asset Description	Level 1	Level 2	Level 3	Total
Impaired loans (1)	$-	$-	$3,363	$3,363
Other real estate owned (1)	-	-	225	225
Total assets	$-	$-	$3,588	$3,588

(Dollars in Thousands)	Fair Value at December 31, 2015
Asset Description	Level 1	Level 2	Level 3	Total
Premises held-for-sale (1)	$-	$-	$225	$225
Other real estate owned (1)	-	-	6,128	6,128
Total assets	$-	$-	$6,353	$6,353
(1)	Includes assets directly charged-down to fair value during the year-to-date period.

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

The Corporation did not record any liabilities at fair value for which measurement of the fair value was made on a nonrecurring basis at June 30, 2016. For financial assets and liabilities measured at fair value on a recurring basis, there were no transfers of financial assets or liabilities between Level 1 and Level 2 during the period ending June 30, 2016.

The following table presents additional quantitative information about Level 3 assets measured at fair value on a nonrecurring basis:

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in Thousands)	at June 30, 2016
				Range
Asset Description	Fair Value	Valuation Technique	Unobservable Input	(Weighted Average)
Impaired loans (1)	$3,363	Appraisal	Appraisal Adjustments (2)	100% (100%)
			Cost to sell	8% (8%)

Other real estate owned (1)	225	Appraisal	Cost to sell	8% (8%)

	at December 31, 2015
Premises held-for-sale (1)	$225	Appraisal	-	-
Other real estate owned (1)	6,128	Appraisal	Cost to sell	8% (8%)

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

The Effect of Derivative Instruments on the Statement of Income for the Three and Six Months Ended June  30, 2016 and 2015 follows:

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships
(Dollars in thousands)					Amount of Gain
				Location of	or (Loss)
				Gain or (Loss)	Recognized in
				Recognized in	Income on
		Location of	Amount of Gain	Income on	Derivatives
	Amount of Gain	Gain or (Loss)	or (Loss)	Derivative (Ineffective	(Ineffective Portion
	or (Loss)	Reclassified from	Reclassified from	Portion and Amount	and Amount
	Recognized in OCI	Accumulated OCI	Accumulated OCI	Excluded from	Excluded from
	net of tax on Derivative	into Income	into Income	Effectiveness	Effectiveness
Date / Type	(Effective Portion)	(Effective Portion)	(Effective Portion)	Testing)	Testing)
Interest rate contracts

Three months ended:
June 30, 2016	$-	Interest Expense	$-	Other income (expense)	$-
June 30, 2015	$64	Interest Expense	$(64)	Other income (expense)	$-

Six months ended:
June 30, 2016	$-	Interest Expense	$-	Other income (expense)	$-
June 30, 2015	$126	Interest Expense	$(160)	Other income (expense)	$-

Interest Rate Swap Agreements (“Swap Agreements”)

As of June  30, 2016, the Bank had no swap agreements outstanding. The Bank had entered into interest rate swap agreements as part of its asset/liability management program.  The swap agreements were free-standing derivatives and were recorded at fair value in the Corporation’s consolidated statements of condition.  The Bank was party to master netting arrangements with its financial institution counterparties; however, the Bank did not offset assets and liabilities under these arrangements for financial statement presentation purposes.  The master netting arrangements provided for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract.  Collateral, in the form of marketable securities, was posted by the counterparty with net liability positions in accordance with contract thresholds.

Note 12. Capital Ratios

Capital adequacy is currently defined by regulatory agencies through the use of several minimum required ratios.  In July 2013, Federal banking regulators approved the final rules from the Basel Committee on Banking Supervision for the regulation of capital requirements for bank holding companies and U.S banks, generally referred to as “Basel III.” The Basel III standards were effective for the Corporation and the Bank, effective January 1, 2015 (subject to a phase-in period for certain provisions).  Basel III imposes significantly higher capital requirements and more restrictive leverage and liquidity ratios than those previously in place.  The capital ratios to be considered “well capitalized” under Basel III are: (1) Common Equity Tier 1(CET1) of 6.5%, (2) Tier 1 Leverage of 5%, (3)Tier 1 Risk-Based Capital of 8%, and (4) Total Risk-Based Capital of 10%.  The CET1 ratio is a new capital ratio under Basel III and the Tier 1 risk-based capital ratio of 8% has been increased from 6%. The rules also include changes in the risk weights of certain assets to better reflect credit and other risk exposures. In addition, a capital conservation buffer will be phased-in beginning January 1, 2016 at 0.625%, increasing each year until fully implemented in 2019 at 2.5% above the minimum capital ratios required to avoid any capital distribution restrictions. The capital conservation buffer will be applicable to all of the capital ratios except for the Tier1 Leverage ratio. When fully implemented, the capital conservation buffer will have the effect of increasing the minimum capital ratios by 2.5%.  As of June  30, 2016, the Bank was “well capitalized’ under the Basel III requirements and believes it would be “well capitalized” on a fully-phased in basis had such a requirement been in effect.

   The following table summarizes regulatory capital information as of June  30, 2016 and December 31, 2015 (restated) for the Corporation and the Bank.  The adequately capitalized minimum ratios, except for the Tier 1 Leverage Ratio, include the 0.625% Capital Conservation buffer effective for 2016.

			Regulatory Ratios
			Adequately	Well
			Capitalized	Capitalized
(Dollars in thousands)	June 30, 2016	December 31, 2015	Minimum	Minimum

Common Equity Tier 1 Risk-based Capital Ratio (1)
Franklin Financial Services Corporation	14.64%	14.77%	5.125%	N/A
Farmers & Merchants Trust Company	14.59%	14.76%	5.125%	6.50%

Tier 1 Risk-based Capital Ratio (2)
Franklin Financial Services Corporation	14.64%	14.77%	6.625%	N/A
Farmers & Merchants Trust Company	14.59%	14.76%	6.625%	8.00%

Total Risk-based Capital Ratio (3)
Franklin Financial Services Corporation	15.90%	16.03%	8.625%	N/A
Farmers & Merchants Trust Company	15.85%	16.02%	8.625%	10.00%

Tier 1 Leverage Ratio (4)
Franklin Financial Services Corporation	10.20%	10.38%	4.000%	N/A
Farmers & Merchants Trust Company	10.17%	10.37%	4.000%	5.00%

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

For the Three and Six Months Ended June  30, 2016 and 2015

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

Results of Operations

Year-to-Date Summary

At June  30, 2016, total assets were $1.084 billion, an increase of $48.8 million from December 31, 2015. Net loans increased to $816.3 million and total deposits increased to $965.6 million.  The Corporation reported net income for the first six months of 2016 of $4.3 million.  This is a 20.0%  decrease versus net income of $5.4 million for the same period in 2015.  Net income for 2016 was negatively affected by a provision for loan loss expense that was $1.5 million more than 2015, while 2015 was enhanced by two nonrecurring events that increased noninterest income by $899 thousand.  Despite the nonrecurring events in 2015, total revenue (interest income and noninterest income) for the first half of 2016 increased slightly, by  $21 thousand year-over-year. Interest income increased $982 thousand,  while interest expense decreased by  $167 thousand, resulting in a $1.1 million increase in net interest income. The provision for loan losses was $2.2 million for the first six months of 2016, $1.5 million more than in 2015.  Noninterest income decreased $961 thousand, while noninterest expense increased $375 thousand. Income tax expense decreased from $1.5 million in 2015 to $815 thousand in 2016. The effective tax rate decreased from 21.6% in 2015 to 16.0% in 2016. Diluted earnings per share decreased to $1.00 in 2016 from $1.26 in 2015.

Key performance ratios as of, or for the six months ended June 30, 2016 and 2015 and the year ended December 31, 2015 are listed below:

	June 30	December 31,	June 30
	2016	2015	2015
(Dollars in thousands, except per share)

Balance Sheet Highlights
Total assets	$1,084,046	$1,035,295	$1,028,539
Investment securities	163,557	159,473	176,424
Loans, net	816,338	771,930	723,762
Deposits	965,554	918,512	916,059
Shareholders' equity	115,948	111,376	107,178

Summary of Operations
Interest income	$18,087	$34,615	$17,105
Interest expense	1,093	2,371	1,260
Net interest income	16,994	32,244	15,845
Provision for loan losses	2,175	1,285	635
Net interest income after provision for loan losses	14,819	30,959	15,210
Noninterest income	5,809	12,652	6,770
Noninterest expense	15,525	31,136	15,150
Income before income taxes	5,103	12,475	6,830
Income tax	815	2,271	1,472
Net income	$4,288	$10,204	$5,358

Performance Measurements
Return on average assets*	0.80%	1.00%	1.07%
Return on average equity*	7.56%	9.52%	10.28%
Return on average tangible assets (1)*	0.81%	1.02%	1.09%
Return on average tangible equity (1)*	8.21%	10.52%	11.40%
Efficiency ratio (1)	65.04%	67.39%	66.11%
Net interest margin*	3.63%	3.59%	3.60%
Current dividend yield*	3.54%	3.23%	3.10%
Dividend payout ratio	40.00%	30.76%	28.41%

Shareholders' Value (per common share)
Diluted earnings per share	$1.00	$2.40	$1.26
Basic earnings per share	1.00	2.40	1.27
Regular cash dividends paid	0.40	0.74	0.36
Book value	26.95	26.05	25.27
Tangible book value (1)	24.86	23.94	23.15
Market value	23.73	23.50	24.55
Market value/book value ratio	88.05%	90.21%	97.15%
Price/earnings multiple*	11.87	9.79	9.74

Safety and Soundness
Risk-based capital ratio (Total)	15.90%	16.03%	15.73%
Leverage ratio (Tier 1)	10.20%	10.38%	10.17%
Common equity ratio (Tier 1)	14.64%	14.77%	14.48%
Nonperforming loans/gross loans	1.00%	0.73%	1.30%
Nonperforming assets/total assets	1.33%	1.18%	1.32%
Allowance for loan losses as a % of loans	1.25%	1.29%	1.29%
Net charge-offs/average loans*	0.48%	0.04%	0.08%

Trust assets under management (fair value)	$606,334	$586,664	$598,085

*Annualized

(1)	See the section titled “GAAP versus Non-GAAP Presentation” that follows.

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

(Dollars in thousands, except per share)	Six months ended		Six months ended
	June 30, 2016	December 31, 2015	June 30, 2015
Return on Average Tangible Assets (non-GAAP)
Net income	$4,288	$10,204	$5,358
Plus intangible amortization (net of tax)	-	119	119
Net income (non-GAAP)	4,288	10,323	5,477

Average assets	1,066,183	1,021,275	1,011,516
Less average intangible assets	(9,016)	(9,066)	(9,116)
Average assets (non-GAAP)	1,057,167	1,012,209	1,002,400

Return on average tangible assets (non-GAAP)	0.81%	1.02%	1.09%

Return on Tangible Equity (non-GAAP)
Net income	$4,288	$10,204	$5,358
Plus intangible amortization (net of tax)	-	119	119
Net income (non-GAAP)	4,288	10,323	5,477

Average shareholders' equity	113,452	107,175	105,171
Less average intangible assets	(9,016)	(9,066)	(9,116)
Average shareholders' equity (non-GAAP)	104,436	98,109	96,055

Return on average tangible equity (non-GAAP)	8.21%	10.52%	11.40%

Tangible Book Value (per share) (non-GAAP)
Shareholders' equity	$115,948	$111,376	$107,178
Less intangible assets	(9,016)	(9,016)	(9,016)
Shareholders' equity (non-GAAP)	106,932	102,360	98,162

Shares outstanding (in thousands)	4,302	4,276	4,241

Tangible book value (non-GAAP)	24.86	23.94	23.15

Efficiency Ratio
Noninterest expense	$15,525	$31,136	$15,150

Net interest income plus noninterest income	22,803	44,896	22,615
Plus tax equivalent adjustment to net interest income	1,051	2,023	1,016
Less net securities gains (losses), and OTTI	(17)	716	716
Net interest income plus noninterest income	23,871	46,203	22,915

Efficiency ratio	65.04%	67.39%	66.11%

Comparison of the three months ended June  30, 2016 to the three months ended June  30, 2015:

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

Tax equivalent net interest income for the second quarter of 2016 increased $489 thousand quarter over quarter.  Average interest-earning assets increased $53.7 million from 2015,  while the yield on these assets decreased to 3.78% in 2016 from 3.80% in 2015.  The average balance of investment securities decreased $17.1 million while average loans increased $84.5 million quarter over quarter.  Average commercial loans increased $81.2 million and average consumer and home equity loans increased $7.0 million.  These increases were partially offset by a decrease of $3.6 million in the average balance of mortgage loans.

Interest expense was $548 thousand for the second quarter, a decrease of $71 thousand from the 2015 total of $619 thousand.  Average interest-bearing deposits increased $29.5 million to $799.6 million for the second quarter of 2016 from an average balance of $770.1 million in the same period in 2015.  The average cost of these deposits decreased from 0.32% in 2015 to  0.28% in 2016.

Tax equivalent net interest income increased $489 thousand to $9.0 million in the second quarter of 2016 compared to $8.5 million in the same period in 2015.  Changes in the balance sheet contributed $732 thousand to this increase, but this was reduced by $243 thousand due to lower rates.

The following table presents average balances, tax-equivalent (T/E) interest income, and yields earned or rates paid on the assets or liabilities.  All nontaxable interest income has been adjusted to a tax-equivalent basis using a tax rate of 34%.

	For the Three Months Ended June 30,
	2016			2015

	Average	Income or	Average	Average	Income or	Average
(Dollars in thousands)	balance	expense	yield/rate	balance	expense	yield/rate

Interest-earning assets:
Interest-bearing obligations of other
banks and federal funds sold	$38,400	$79	0.83%	$52,114	$72	0.55%
Investment securities:
Taxable	108,168	588	2.19%	121,383	621	2.05%
Tax Exempt	51,679	535	4.14%	55,611	613	4.41%
Investments	159,847	1,123	2.83%	176,994	1,234	2.80%
Loans:
Commercial, industrial and agricultural	660,177	6,725	4.03%	578,985	6,134	4.22%
Residential mortgage	76,832	768	4.00%	80,474	829	4.14%
Home equity loans and lines	71,413	756	4.26%	63,650	745	4.69%
Consumer	5,715	60	4.22%	6,490	79	4.88%
Loans	814,137	8,309	4.05%	729,599	7,787	4.25%

Total interest-earning assets	1,012,384	$9,511	3.78%	958,707	$9,093	3.80%
Other assets	67,771			66,770
Total assets	$1,080,155			$1,025,477

Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$253,299	$81	0.13%	$227,943	67	0.12%
Money Management	390,985	333	0.34%	382,738	387	0.41%
Savings	73,323	14	0.08%	65,738	12	0.07%
Time	81,957	120	0.59%	93,687	153	0.66%
Total interest-bearing deposits	799,564	548	0.28%	770,106	619	0.32%

Other borrowings	6	-	0.58%	-	-	-
Total interest-bearing liabilities	799,570	548	0.28%	770,106	619	0.32%
Noninterest-bearing deposits	161,209			142,621
Other liabilities	5,003			6,751
Shareholders' equity	114,373			105,999
Total liabilities and shareholders' equity	$1,080,155			$1,025,477
T/E net interest income/Net interest margin		8,963	3.56%		8,474	3.55%
Tax equivalent adjustment		(523)			(515)
Net interest income		$8,440			$7,959

Provision for Loan Losses

The increase in the provision expense was due to a higher level of charge-offs and growth in the loan portfolio compared to $310 thousand in 2015.  Provision expense for the second quarter was $1.9 million.  For more information refer to the Loan Quality and Allowance for Loan Losses discussion in the Financial Condition section.

Noninterest Income

For the second quarter of 2016, noninterest income decreased $260 thousand from the same period in 2015.  Investment and trust service fees decreased due to a decline in estate fees and investment commissions from 2015 to 2016.  Loan service charges decreased due to a large prepayment penalty in the second quarter of 2015.  Deposit service charges increased due to increased enrollment and use of the Bank’s overdraft program.  The change in debit card income was due to increased usage by customers in the second quarter of 2016, compared to the same period in 2015.

The following table presents a comparison of noninterest income for the three months ended June 30, 2016 and 2015.

	For the Three Months Ended
	June 30		Change
(Dollars in thousands)	2016	2015	Amount	%
Noninterest Income
Investment and trust services fees	$1,218	$1,388	$(170)	(12.2)
Loan service charges	189	314	(125)	(39.8)
Deposit service charges and fees	602	586	16	2.7
Other service charges and fees	313	311	2	0.6
Debit card income	375	356	19	5.3
Increase in cash surrender value of life insurance	132	140	(8)	(5.7)
Net (loss) gain on sale of other real estate owned	(2)	-	(2)	N/A
Securities gains, net	2	8	(6)	(75.0)
Other	27	13	14	107.7
Total noninterest income	$2,856	$3,116	$(260)	(8.3)

Noninterest Expense

Noninterest expense for the second quarter of 2016 increased $71 thousand compared to the same period in 2015.  The increase in salaries and benefits was primarily due to a $150 thousand increase in salary expense due to merit increases.  Legal and professional fees increased due to fees associated with a lawsuit brought against the Corporation in 2015.  This lawsuit was more thoroughly described on a Form 8-K that was filed on July 29, 2016.  It is expected that the Corporation will incur additional legal expenses until this lawsuit is resolved.  The shares tax increase was due to growth in the Bank’s balance sheet and shareholders’ equity that resulted in a higher premium. Intangible amortization expense decreased as the core deposit intangible was fully amortized as of June 2015.  Data processing expenses decreased due to timing of invoices due to a change in vendors.     Other expenses decreased due to several one-time expenses the Bank took in the second quarter of 2015 related to branch assets taken out of service.

The following table presents a comparison of noninterest expense for the three months ended June  30, 2016 and 2015:

	For the Three Months Ended
(Dollars in thousands)	June 30		Change
Noninterest Expense	2016	2015	Amount	%
Salaries and benefits	$4,346	$4,203	$143	3.4
Net occupancy expense	553	556	(3)	(0.5)
Furniture and equipment expense	218	239	(21)	(8.8)
Advertising	262	283	(21)	(7.4)
Legal and professional fees	394	203	191	94.1
Data processing	504	556	(52)	(9.4)
Pennsylvania bank shares tax	260	206	54	26.2
Intangible amortization	-	90	(90)	(100.0)
FDIC insurance	169	160	9	5.6
ATM/debit card processing	200	186	14	7.5
Foreclosed real estate	13	7	6	85.7
Telecommunications	90	118	(28)	(23.7)
Other	721	852	(131)	(15.4)
Total noninterest expense	$7,730	$7,659	$71	0.9

Provision for Income Taxes

For the second quarter of 2016, the Corporation recorded a Federal income tax expense of $130 thousand compared to $632 thousand for the same quarter in 2015. The effective tax rate was 7.7% for the second quarter of 2016 compared to 20.3% for the same period in 2015.  The decrease was due to a reduction in pretax income, due to increased provision expense and nonrecurring items in 2015. The variances from the federal statutory rate are generally due to tax-exempt income from investments, loans and bank-owned life insurance. All taxable income for the Corporation is taxed at a rate of 34%.

Comparison of the six months ended June  30, 2016 to the six months ended June  30, 2015:

Net Interest Income

Tax equivalent net interest income for the first half of 2016 increased $1.2 million year over year.  Average interest-earning assets increased $54.5 million from 2015,  while the yield on these assets decreased slightly to 3.85% in 2016 from 3.87% in 2015.  The average balance of investment securities decreased $17.5 million while average loans increased $80.0 million year over year.  Average commercial loans increased $76.6 million and average consumer and home equity loans increased $6.5 million.  These increases were partially offset by a decrease of $3.2 million in the average balance of mortgage loans.

Interest expense was $1.1 million for the first half of 2016, a decrease of $167 thousand from the 2015 total of $1.3 million.  Average interest-bearing deposits increased $31.8 million to $791.2 million for 2016 from an average balance of $759.4 million in 2015.  The average cost of these deposits decreased from 0.33% in 2015 to  0.28% in 2016.

Tax equivalent net interest income increased $1.2 million to $18.0 million in 2016 compared to $16.9 million in 2015.  Changes in the balance sheet contributed $1.4 million to this increase, but this was reduced by $210 thousand due to lower rates.

The following table presents average balances, tax-equivalent (T/E) interest income, and yields earned or rates paid on the assets or liabilities.  All nontaxable interest income has been adjusted to a tax-equivalent basis using a tax rate of 34%.

	For the Six Months Ended June 30,
	2016			2015

	Average	Income or	Average	Average	Income or	Average
(Dollars in thousands)	balance	expense	yield/rate	balance	expense	yield/rate

Interest-earning assets:
Interest-bearing obligations of other
banks and federal funds sold	$34,639	$141	0.82%	$42,577	$127	0.60%
Investment securities:
Taxable	106,962	1,170	2.20%	120,988	1,308	2.18%
Tax Exempt	51,571	1,085	4.21%	55,083	1,225	4.45%
Investments	158,533	2,255	2.86%	176,071	2,533	2.90%
Loans:
Commercial, industrial and agricultural	651,542	13,548	4.11%	574,924	12,147	4.22%
Residential mortgage	77,727	1,555	4.00%	80,902	1,653	4.10%
Home equity loans and lines	71,166	1,511	4.27%	63,778	1,496	4.73%
Consumer	5,635	128	4.57%	6,478	165	5.14%
Loans	806,070	16,742	4.12%	726,082	15,461	4.25%

Total interest-earning assets	999,242	$19,138	3.85%	944,730	$18,121	3.87%
Other assets	66,941			66,786
Total assets	$1,066,183			$1,011,516

Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$245,539	$153	0.13%	$216,313	120	0.11%
Money Management	390,626	666	0.34%	383,423	803	0.42%
Savings	71,637	27	0.08%	64,487	24	0.08%
Time	83,415	245	0.59%	95,180	313	0.66%
Total interest-bearing deposits	791,217	1,091	0.28%	759,403	1,260	0.33%

Securities sold under agreements to repurchase	-	-	-	50	-	0.15%
Other borrowings	791	2	0.60%	12	-	0.30%
Total interest-bearing liabilities	792,008	1,093	0.28%	759,465	1,260	0.33%
Noninterest-bearing deposits	155,456			139,399
Other liabilities	5,267			7,481
Shareholders' equity	113,452			105,171
Total liabilities and shareholders' equity	$1,066,183			$1,011,516
T/E net interest income/Net interest margin		18,045	3.63%		16,861	3.60%
Tax equivalent adjustment		(1,051)			(1,016)
Net interest income		$16,994			$15,845

Provision for Loan Losses

The increase in the provision expense was due to a higher level of charge-offs and growth in the loan portfolio compared to $635 thousand in 2015.  Provision expense for the first six months of 2016 was $2.2 million.  For more information refer to the Loan Quality and Allowance for Loan Losses discussion in the Financial Condition section.

Noninterest Income

For the first half of 2016, noninterest income decreased $961 thousand from the same period in 2015.  Investment and trust service fees decreased due to a decline in estate fees and insurance commissions from 2015 to 2016.  Loan service charges decreased due less loan prepayment fees in 2016, compared to 2015.  Deposit service charges increased due to increased enrollment and use of the Bank’s overdraft program.  The change in debit card income was due to increased usage by customers in 2016.  During 2016, two properties held as other real estate owned were sold at a loss compared to one property sold at a gain in 2015.  The Corporation recorded a nonrecurring gain on the conversion of an investment security in 2015.  Other income in 2015 included a $171 thousand gain from an investment the Corporation owned in an offshore insurance company that liquidated and paid out the investors.

The following table presents a comparison of noninterest income for the six months ended June 30, 2016 and 2015.

	For the Six Months Ended
	June 30		Change
(Dollars in thousands)	2016	2015	Amount	%
Noninterest Income
Investment and trust services fees	$2,472	$2,651	$(179)	(6.8)
Loan service charges	415	496	(81)	(16.3)
Deposit service charges and fees	1,180	1,077	103	9.6
Other service charges and fees	616	607	9	1.5
Debit card income	722	675	47	7.0
Increase in cash surrender value of life insurance	267	279	(12)	(4.3)
Net (loss) gain on sale of other real estate owned	(10)	32	(42)	(131.3)
OTTI losses on debt securities	(20)	(20)	-	-
Gain on conversion of investment security	-	728	(728)	(100.0)
Securities gains, net	3	8	(5)	(62.5)
Other	164	237	(73)	(30.8)
Total noninterest income	$5,809	$6,770	$(961)	(14.2)

Noninterest Expense

Noninterest expense for the first half of 2016 increased $375 thousand compared to the same period in 2015.  The increase in salaries and benefits was primarily due to a $288 thousand increase in salary expense due to merit increases and $58 thousand for stock option expense, compared to none in 2015.  Net occupancy expense decreased compared to prior year due to less expenses for snow removal in 2016.  Advertising expense increased due to customer acquisition promotions.  Legal and professional fees increased due to fees associated with a lawsuit brought against the Corporation in 2015.  This lawsuit was more thoroughly described on a Form 8-K that was filed on July 29, 2016.  It is expected that the Corporation will incur additional legal expenses until this lawsuit is resolved. The shares tax increase was due to growth in the Bank’s balance sheet and shareholders’ equity that resulted in a higher premium. Intangible amortization expense decreased as the core deposit intangible was fully amortized as of June 2015.  ATM/Debit card processing increased due to the purchase of EMV debit card inventory.    Foreclosed real estate expense increased in 2016, due to a $46 thousand write-down on one property.  Other expense decreased due to a one-time expense taken in 2015 to fund a deferred director’s compensation plan and several one-time expenses the Bank took in 2015 related to branch assets taken out of service.

The following table presents a comparison of noninterest expense for the six months ended June  30, 2016 and 2015:

	For the Six Months Ended
(Dollars in thousands)	June 30		Change
Noninterest Expense	2016	2015	Amount	%
Salaries and benefits	$8,716	$8,286	$430	5.2
Net occupancy expense	1,152	1,172	(20)	(1.7)
Furniture and equipment expense	434	470	(36)	(7.7)
Advertising	543	471	72	15.3
Legal and professional fees	691	499	192	38.5
Data processing	1,001	1,023	(22)	(2.2)
Pennsylvania bank shares tax	496	402	94	23.4
Intangible amortization	-	181	(181)	(100.0)
FDIC insurance	326	308	18	5.8
ATM/debit card processing	428	373	55	14.7
Foreclosed real estate	76	19	57	300.0
Telecommunications	209	235	(26)	(11.1)
Other	1,453	1,711	(258)	(15.1)
Total noninterest expense	$15,525	$15,150	$375	2.5

Provision for Income Taxes

For the first half of 2016, the Corporation recorded a Federal income tax expense of $815 thousand compared to $1.5 million for the same period in 2015. The effective tax rate was 16.0% for the first half of 2016 compared to 21.6% for the same period in 2015.  The decrease was due to a reduction in pretax income, due to increased provision expense and nonrecurring items in 2015. The variances from the federal statutory rate are generally due to tax-exempt income from investments, loans and bank-owned life insurance. All taxable income for the Corporation is taxed at a rate of 34%.

Financial Condition

Summary:

At June 30, 2016, assets totaled $1.084 billion, an increase of $48.8 million from the 2015 year-end balance of $1.035 billion. Investment securities increased $4.1 million, while net loans increased $44.4 million (5.6%). Deposits increased  $47.0 million (5.1%) for the first six months of 2016 due to increases in every deposit category except time deposits. Shareholders’ equity increased $4.6 million during the first six months as retained earnings increased $2.6 million, accumulated other comprehensive loss decreased  $1.4 million and the Corporation’s Dividend Reinvestment Plan (DRIP) added an additional $637 thousand in new capital.

Cash and Cash Equivalents:

Cash and cash equivalents totaled $41.0 million at June 30, 2016,  an increase of approximately $2 million from the prior year-end balance of $39.2 million.  Interest-bearing deposits are held primarily at the Federal Reserve ($4.6 million) and in short-term bank owned certificates of deposit ($20.6 million).

Investment Securities:

The investment portfolio has increased $2.0 million on a cost basis, since year-end 2015. The composition of the portfolio has remained consistent with municipal securities and U.S. Agency mortgage-backed securities comprising the greatest portion of the portfolio at approximately 43% and 44% of the portfolio fair value, respectively. The Bank invested $16.6 million during the first half of 2016 with the purchases spread between, U.S. Agency mortgage-backed securities and municipal securities.  The average life of the portfolio was 3.81 years.

The investment portfolio had a net unrealized gain of $3.2 million at June 30, 2016 compared to $1.1 million at the prior year-end. The increase in the unrealized gain is due primarily to the decline in intermediate and long term interest rates.  The portfolio averaged $158.5 million with a yield of 2.86% for the first half of 2016. This compares to an average of $176.1 million and a yield of 2.90% for the same period in 2015.

The Bank holds only one equity security, a Pennsylvania community bank. The municipal bond portfolio is well diversified geographically (issuers from within 30 states) and is comprised primarily of general obligation bonds (74%).  Many municipal bonds have credit enhancements in the form of private bond insurance or other credit support. The largest geographic municipal bond exposure is to 16 issuers in the state of Pennsylvania with a fair value of $9.0 million and 15 issuers in the state of Texas with a fair value of $9.2 million. The average rating of the municipal portfolio from Moody’s is Aa2. It contains $67.8 million of bonds rated A3 or higher and one bond of $600 thousand that is not rated by Moody’s rating agency.  No municipal bonds are rated below investment grade.

The holdings of trust preferred investments and private-label mortgage-backed securities (PLMBS) are unchanged since year-end and are detailed in separate tables.

The amortized cost and estimated fair value of investment securities available for sale as of June 30, 2016 and December 31, 2015 is as follows:

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
June 30, 2016	cost	gains	losses	value
Equity securities	$164	$76	$-	$240
U.S. Government and Agency securities	13,104	339	(17)	13,426
Municipal securities	68,430	2,354	(43)	70,741
Trust preferred securities	5,968	-	(798)	5,170
Agency mortgage-backed securities	71,448	1,310	(35)	72,723
Private-label mortgage-backed securities	1,201	27	(5)	1,223
Asset-backed securities	36	-	(2)	34
	$160,351	$4,106	$(900)	$163,557

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
December 31, 2015	cost	gains	losses	value
Equity securities	$164	$69	$-	$233
U.S. Government and Agency securities	13,705	164	(33)	13,836
Municipal securities	67,851	1,555	(218)	69,188
Trust preferred securities	5,958	-	(669)	5,289
Agency mortgage-backed securities	69,284	621	(386)	69,519
Private-label mortgage-backed securities	1,335	39	(2)	1,372
Asset-backed securities	38	-	(2)	36
	$158,335	$2,448	$(1,310)	$159,473

The following table provides additional detail about the Bank’s trust preferred securities as of June 30, 2016:

(Dollars in thousands)
Deal Name	Maturity	Single Issuer or Pooled	Class	Amortized Cost	Fair Value	Gross Unrealized Gain (Loss)	Lowest Credit Rating Assigned

BankAmerica Cap III	1/15/2027	Single	Preferred Stock	$966	$832	$(134)	BB+
Wachovia Cap Trust II	1/15/2027	Single	Preferred Stock	279	254	(25)	BBB
Huntington Cap Trust	2/1/2027	Single	Preferred Stock	944	795	(149)	BB
Corestates Captl Tr II	2/15/2027	Single	Preferred Stock	941	848	(93)	BBB+
Huntington Cap Trust II	6/15/2028	Single	Preferred Stock	897	767	(130)	BB
Chase Cap VI JPM	8/1/2028	Single	Preferred Stock	965	832	(133)	BBB-
Fleet Cap Tr V	12/18/2028	Single	Preferred Stock	976	842	(134)	BB+
				$5,968	$5,170	$(798)

The following table provides additional detail about private label mortgage-backed securities as of June 30, 2016:

(Dollars in thousands)				Gross				Cumulative
	Origination	Amortized	Fair	Unrealized	Collateral	Lowest Credit	Credit	OTTI
Description	Date	Cost	Value	Gain (Loss)	Type	Rating Assigned	Support %	Charges
MALT 2004-6 7A1	6/1/2004	$322	$319	$(3)	ALT A	CCC	15.07	$-
RALI 2005-QS2 A1	2/1/2005	176	187	11	ALT A	CC	4.83	10
RALI 2006-QS4 A2	4/1/2006	425	423	(2)	ALT A	D	-	323
GSR 2006-5F 2A1	5/1/2006	53	60	7	Prime	D	-	15
RALI 2006-QS8 A1	7/28/2006	225	234	9	ALT A	D	-	227
		$1,201	$1,223	$22				$575

The investment portfolio contained thirty-seven securities with $21.0 million of temporarily impaired fair value and $900 thousand in unrealized losses at June 30, 2016. The total unrealized loss position has improved from a $1.3 million unrealized loss at year-end 2015.

For securities with an unrealized loss, Management applies a systematic methodology in order to perform an assessment of the potential for other-than-temporary impairment.  In the case of debt securities, investments considered for other-than-temporary impairment: (1) had a specified maturity or repricing date; (2) were generally expected to be redeemed at par, and (3) were expected to achieve a recovery in market value within a reasonable period of time. In addition, the Bank considers whether it intends to sell these securities or whether it will be forced to sell these securities before the earlier of amortized cost recovery or maturity. Equity securities are assessed for other-than-temporary impairment based on the length of time of impairment, dollar amount of the impairment and general market and financial conditions relating to specific issues.  The impairment identified on debt and equity securities and subject to assessment at June 30, 2016, was deemed to be temporary and required no further adjustments to the financial statements, unless otherwise noted.

The following table reflects temporary impairment in the investment portfolio (excluding restricted stock), aggregated by investment category, length of time that individual securities have been in a continuous unrealized loss position and the number of securities in each category as of June 30, 2016 and December 31, 2015:

	June 30, 2016
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Government and Agency securities	$-	$-	-	$3,612	$(17)	10	$3,612	$(17)	10
Municipal securities	-	-	-	2,328	(43)	3	2,328	(43)	3
Trust preferred securities	-	-	-	5,170	(798)	7	5,170	(798)	7
Agency mortgage-backed securities	3,218	(2)	3	5,929	(33)	11	9,147	(35)	14
Private-label mortgage-backed securities	319	(3)	1	423	(2)	1	742	(5)	2
Asset-backed securities	-	-	-	5	(2)	1	5	(2)	1
Total temporarily impaired securities	$3,537	$(5)	4	$17,467	$(895)	33	$21,004	$(900)	37

	December 31, 2015
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Government and Agency securities	$479	$(1)	3	$4,364	$(32)	10	$4,843	$(33)	13
Municipal securities	5,806	(35)	8	4,785	(183)	7	10,591	(218)	15
Trust preferred securities	-	-	-	5,289	(669)	7	5,289	(669)	7
Agency mortgage-backed securities	18,977	(215)	29	7,394	(171)	13	26,371	(386)	42
Private-label mortgage-backed securities	-	-	-	246	(2)	1	246	(2)	1
Asset-backed securities	-	-	-	5	(2)	1	5	(2)	1
Total temporarily impaired securities	$25,262	$(251)	40	$22,083	$(1,059)	39	$47,345	$(1,310)	79

The unrealized loss in the municipal bond portfolio decreased to $43 thousand from $218 thousand at December 31, 2015 as market prices improved during the quarter.  There are three securities in this portfolio with an unrealized loss and the loss in this portfolio is deemed to be non-credit related and no other-than-temporary impairment charges have been recorded.

The trust preferred portfolio contains seven securities with a fair value of $5.2 million and an unrealized loss of $798 thousand The trust-preferred securities held by the Bank are single entity issues, not pooled trust preferred securities.  Therefore, the impairment review of these securities is based only on the issuer and the security cannot be impaired by the performance of other issuers as if it was a pooled trust-preferred bond. All of the Bank’s trust preferred securities are single issue, variable rate notes with long maturities (2027 – 2028).  None of these bonds have suspended or missed a dividend payment. At June 30, 2016, the Bank believes it will be able to collect all interest and principal due on these bonds and no other-than-temporary-impairment charges were recorded.

There are two PLMBS bonds showing a small unrealized loss of $5 thousand.  However, the PLMBS sector as a whole is showing an unrealized gain of $22 thousand at quarter end.  This is primarily a result of the cumulative OTTI charges recorded on this portfolio.  Due to the nature of these bonds, they are evaluated closely. These bonds were all rated AAA at time of purchase, but have since experienced rating declines. Some have experienced increased delinquencies and defaults, while others have seen the credit support increase as the bonds paid-down. The Bank monitors the performance of the PLMBS investments on a regular basis and reviews delinquencies, default rates, credit support levels and various cash flow stress test scenarios. In determining the credit related loss, Management considers all principal past due 60 days or more as a loss. If additional principal moves beyond 60 days past due, it will also be considered a loss.  The Bank recorded a $20 thousand impairment charge during the first quarter of 2016 and has recorded $575 thousand of cumulative impairment charges on this portfolio. Management continues to monitor these securities and it is possible that additional write-downs may occur if current loss trends continue.

The Bank held $436 thousand of restricted stock at June 30, 2016.  Except for $30 thousand, this investment represents stock in FHLB Pittsburgh. The Bank is required to hold this stock to be a member of FHLB and it is carried at cost of $100 per share. The level of FHLB stock held is determined by FHLB and is comprised of a minimum membership amount plus a variable activity amount. FHLB stock is evaluated for impairment primarily based on an assessment of the ultimate recoverability of its cost. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support its operations.  There is not a public market for FHLB stock and the benefits of FHLB membership (e.g., liquidity and low cost funding) add value to the stock beyond purely financial measures. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment.

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

Total residential real estate loans increased $3.2 million over 2015, primarily in the commercial first lien and consumer junior liens and lines of credit categories due to a home equity special promotion in 2015 and 2016.  For the first six months of 2016, the Bank originated $5.0 million in mortgages, including approximately $5.0 million for a fee through a third party brokerage agreement. The Bank does not originate or hold any loans that would be considered sub-prime or Alt-A, and does not generally originate mortgages outside of its primary market area.

Residential real estate construction:  The largest component of this category represents loans to residential real estate developers ($7.3 million), while loans for individuals to construct personal residences totaled $1.1 million thousand at June 30, 2016.  The Bank’s exposure to residential construction loans is concentrated primarily in south central Pennsylvania.

Real estate construction loans, including residential real estate and land development loans, occasionally provide an interest reserve in order to assist the developer during the development stage when minimal cash flow is generated. All real estate construction loans are underwritten in the same manner, regardless of the use of an interest reserve. At June 30, 2016, the Bank had $5.1 million in residential real estate construction loans funded with an interest reserve and capitalized $56 thousand of interest from these reserves on active projects.  Real estate construction loans are monitored on a regular basis by either an independent third party inspector or the assigned loan officer depending on loan amount or complexity of the project. This monitoring process includes at a minimum, the submission of invoices and AIA documents of costs incurred by the borrower, on-site inspections, and a signature by the assigned loan officer for disbursement of funds.

Commercial real estate (CRE): This category includes commercial, industrial, farm and agricultural loans, where real estate serves as the primary collateral for the loans. Total commercial real estate loans increased to $371.8 million from $340.7 million at the end of 2015, an increase of $31.1 million.  The increases were primarily in commercial construction and multi-family units. The largest sectors (by collateral) in the commercial real estate category are: office buildings ($54.3 million), hotels and motels ($49.7 million), land development ($39.7 million), apartment units ($36.4 million), and auto dealerships ($31.9 million).

Commercial (C&I):  This category includes commercial, industrial, farm, agricultural, and municipal loans.  C&I loans increased $10.4 million to $226.3 million at June 30, 2016, compared to $215.9 million at the end of 2015.    The largest sectors (by industry) in the commercial loan category are: retail trade ($24.7 million), construction ($16.5 million) and health care ($15.2 million).  At June 30, 2016, the Bank had $114.6 million in municipal loans. The Bank is very active in its market in pursuing commercial lending opportunities, but supplements in-market growth with purchased loan participations, when appropriate. The Bank purchases commercial loan participations in an effort to increase its commercial lending and diversify its loan mix, both geographically and by industry sector.  Purchased loans are originated primarily within the south central Pennsylvania market and are purchased from only a few select counter parties. These loans usually represent an opportunity to participate in larger credits that are not available in market, with the benefit of lower origination and servicing costs.  For the first six months of 2016, the Bank purchased $10.3 million of loan participations and commitments.  At June  30, 2016, the Bank held $132.2 million in purchased loan participations in its portfolio.

Consumer loans decreased $408 thousand due primarily to regular payments and maturities.  The Bank believes the consumer portfolio will continue to run-down, as consumers are unwilling to increase their debt. The majority of the Bank’s consumer loans, approximately $3.0 million, are personal lines of credit.

The following table presents a summary of loans outstanding, by primary collateral as of:

			Change
(Dollars in thousands)	June 30, 2016	December 31, 2015	Amount	%
Residential Real Estate 1-4 Family
Consumer first liens	$101,113	$103,698	$(2,585)	(2.5)
Commercial first lien	62,424	57,780	4,644	8.0
Total first liens	163,537	161,478	2,059	1.3

Consumer junior liens and lines of credit	46,106	44,996	1,110	2.5
Commercial junior liens and lines of credit	5,908	5,917	(9)	(0.2)
Total junior liens and lines of credit	52,014	50,913	1,101	2.2
Total residential real estate 1-4 family	215,551	212,391	3,160	1.5

Residential real estate - construction
Consumer	1,067	545	522	95.8
Commercial	7,253	7,343	(90)	(1.2)
Total residential real estate construction	8,320	7,888	432	5.5

Commercial real estate	371,786	340,695	31,091	9.1
Commercial	226,307	215,942	10,365	4.8
Total commercial	598,093	556,637	41,456	7.4

Consumer	4,692	5,100	(408)	(8.0)
	826,656	782,016	44,640	5.7
Less: Allowance for loan losses	(10,318)	(10,086)	(232)	2.3
Net Loans	$816,338	$771,930	$44,408	5.8

Included in the loan balances are the following:
Net unamortized deferred loan fees	$225	$436

Loans pledged as collateral for borrowings and commitments from:
FHLB	$583,567	$643,449
Federal Reserve Bank	42,060	45,111
	$625,627	$688,560

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

Watch list loans exhibit financial weaknesses that increase the potential risk of default or loss to the Bank. However, inclusion on the watch list, does not by itself, mean a loss is certain. The watch list totaled $27.3 million at quarter end and includes both performing and nonperforming loans.  It is comprised of $5.0 million rated 6 and $22.3 million rated 7. The Bank has no loans rated 8-doubtful or 9-loss. The watch totaled $31.6 million at March 31, 2016 and $27.9 million at the prior year-end. While essentially unchanged since year-end, the watch list at June 30, 2016 is $4.3 million less than reported at March 31, 2016 ($31.6 million).  The quarter-to-quarter reduction is due primarily to a charge-off of $1.9 million (see the Allowance for Loan Losses discussion) and a pay down of $1.5 million on a commercial line-of-credit.  The credit composition of the portfolio, by primary collateral is shown in Note 7 of the accompanying financial statements. The Bank’s Loan Management Committee reviews these loans and risk ratings on a quarterly basis in order to proactively identify and manage problem loans. In addition, a committee meets monthly to discuss possible workout strategies for OREO and all credits rated 7 or worse. Management also tracks other commercial loan risk measurements including high loan to value loans, concentrations, participations and policy exceptions and reports these to the Credit Risk Oversight Committee of the Board of Directors. The Bank also uses a third-party consultant to assist with internal loan review with a goal of reviewing 60% of commercial loans each year. The FDIC defines certain supervisory loan-to-value lending limits.  The Bank’s internal loan–to-value limits are all equal to, or have a lower loan-to-value limit, than the supervisory limits.  At June 30, 2016, the Bank had loans of $30.6 million that exceeded the supervisory limit.

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

Loan quality, as measured by the balance of nonperforming loans, has declined from year-end. The increase in nonaccrual loans occurred in the commercial real estate category due to one loan (Credit 4 on the Significant Nonaccrual Loan table) for $3.4 million transferred to nonaccrual in 2016.  The following table presents a summary of nonperforming assets:

(Dollars in thousands)	June 30, 2016	December 31, 2015

Nonaccrual loans
Residential Real Estate 1-4 Family
First liens	$427	$806
Junior liens and lines of credit	63	105
Total	490	911
Residential real estate - construction	491	502
Commercial real estate	6,812	3,681
Commercial	25	276
Total nonaccrual loans	7,818	5,370

Loans past due 90 days or more and not included above
Residential Real Estate 1-4 Family
First liens	14	214
Junior liens and lines of credit	33	-
Total	47	214
Residential real estate - construction	60	-
Commercial real estate	306	152
Commercial	46	-
Consumer	-	2
Total loans past due 90 days or more and still accruing	459	368

Total nonperforming loans	8,277	5,738

Other real estate owned	6,194	6,451
Total nonperforming assets	$14,471	$12,189

Nonperforming loans to total gross loans	1.00%	0.73%
Nonperforming assets to total assets	1.33%	1.18%
Allowance for loan losses to nonperforming loans	124.66%	175.78%

The following table identifies the most significant loans in nonaccrual status. These four nonaccrual loans account for 88% of the total nonaccrual balance. The table also indicates those significant nonaccrual loans that are classified as troubled debt restructurings (TDR). A TDR loan is maintained on nonaccrual status until a satisfactory repayment history is established.  All loans on the watch list that are not on nonaccrual or past due 90 days more are considered potential problem loans. Potential problem loans at June 30, 2016 totaled $19.0 million compared to $22.1 million at year-end 2015.

		ALL	Nonaccrual	TDR			Last
(Dollars in thousands)	Balance	Reserve	Date	Status	Collateral	Location	Appraisal(1)

Credit 1 - Commercial real estate	515	-	Aug-11	Y	1st lien on commercial and residential properties and 70 acres of farmland	PA	Nov-15	$944

Credit 2 - Residential real estate	1,782	-	Mar-12	Y	1st and 2nd liens on commercial real estate, residential real estate and business assets	PA	Jan-16	$3,810

Credit 3 - Commercial real estate	1,201	-	Dec-14	N	Hotel and entertainment complex	PA	Apr-16	$4,000

Credit 4 - Commercial real estate	3,363	-	Mar-16	N	Hotel	PA	Apr-16	$3,656
	$6,861	$-

(1) Appraisal value, as reported, does not reflect the pay-off of any senior liens or the cost to liquidate the collateral, but does reflect only the Bank’s share of the collateral if it is a participated loan.

Credit 1 was restructured (TDR) into a new loan at the end of the first quarter of 2016. It will remain as nonaccrual for at least 6 months to ensure compliance with the modified terms. Credit 2 is a TDR that is performing in accordance with the modified terms. Credit 3 is a hotel and entertainment complex being operated as part of an estate liquidation and is currently listed for sale.  Credit 4 is a hotel that was transferred to nonaccrual at March 31, 2016. This loan is a participated loan and the Bank is not the lead bank. As part of the loan work-out, the borrower has entered into a forbearance agreement that requires the sale of the property. The Bank recorded a $1.9 million charge-off on this credit during the second quarter of 2016 (see the Allowance for Loan Losses Discussion).

In addition to monitoring nonaccrual loans, the Bank also closely monitors impaired loans and troubled debt restructurings (TDR).  A loan is considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all interest and principal payments due according to the originally contracted terms of the loan agreement.  Nonaccrual loans and TDR loans are always considered impaired. For impaired commercial loans with balances less than $250 thousand and all consumer purpose loans, a specific reserve analysis is not performed and these loans are added to the general allocation pool. In accordance with financial accounting standards, TDR loans are always considered impaired until they are paid off.  However, an impaired TDR loan can be a performing loan. Impaired loans totaled $18.9 million at quarter-end compared to $16.8 million at year-end 2015.

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

The following table shows the composition of impaired loans as of:

	June 30, 2016
(Dollars in thousands)	Nonaccrual		Accruing	Total
	Non-TDR	TDR	TDR	Impaired
Residential Real Estate 1-4 Family
First liens	$276	$151	$494	$921
Junior liens and lines of credit	63	-	-	63
Total	339	151	494	984
Residential real estate - construction	-	491	-	491
Commercial real estate	5,006	1,806	10,545	17,357
Commercial	25	-	-	25
Total	$5,370	$2,448	$11,039	$18,857

Allowance for Loan Losses:

Management performs a quarterly evaluation of the adequacy of the allowance for loan losses (ALL). The ALL is determined by segmenting the loan portfolio based on the loan’s collateral. The Bank further classifies the portfolio based on the primary purpose of the loan, either consumer or commercial.  When calculating the ALL, consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, historical charge-offs, the adequacy of the underlying collateral (if collateral dependent) and other relevant factors. The Bank begins enhanced monitoring of all loans rated 6 (OAEM) or worse, and obtains a new appraisal or asset valuation for any loan rated 7 (substandard) or worse. Management, at its discretion, may determine that additional adjustments to the appraisal or valuation are required.  Valuation adjustments will be made as necessary based on factors, including, but not limited to: the economy, deferred maintenance, industry, type of property/equipment, age of the appraisal, etc. and the knowledge Management has about a particular situation. In addition, the cost to sell or liquidate the collateral is also estimated and deducted from the valuation in order to determine the net realizable value to the Bank. When determining the allowance for loan losses, certain factors involved in the evaluation are inherently subjective and require material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans. Management monitors the adequacy of the allowance for loan losses on an ongoing basis and reports its adequacy quarterly to the Credit Risk Oversight Committee of the Board of Directors.  Management believes that the allowance for loan losses at June 30, 2016 is adequate.

The analysis for determining the ALL is consistent with guidance set forth in generally accepted accounting principles (GAAP) and the Interagency Policy Statement on the Allowance for Loan and Lease Losses. The analysis has two components, specific and general allocations. The specific component addresses specific reserves established for impaired loans. A loan is considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all interest and principal payments due according to the originally contracted terms of the loan agreement.  Collateral values discounted for market conditions and selling costs are used to establish specific allocations for impaired loans. It is possible that as a result of the credit analysis, a specific reserve is not required for an impaired loan. For impaired commercial loans with balances less than $250 thousand and all consumer purpose loans, a specific reserve analysis is not performed and these loans are added to the general allocation pool. At June 30, 2016, impaired loans totaled $18.9 million compared to $16.8 million at year-end 2015. Credit four in the significant nonaccrual table was identified as impaired during the first quarter of 2016 and is primarily responsible for the increase in impaired loans since year-end 2015.  The Bank does not have a specific reserve established for any of its impaired loans. At year-end 2015, the Bank had one impaired loan with a specific reserve of $9 thousand that paid-off during the first quarter of 2016. Note 7 in the accompanying financial statements provide additional information about the ALL established for impaired loans.

The general allocation component addresses the reserves established for pools of homogenous loans. The general component includes a quantitative and qualitative analysis. When calculating the general allocation, the Bank segregates its loan portfolio into the following sectors based primarily on the type of supporting collateral:  residential real estate, commercial, industrial or agricultural real estate; commercial and industrial (C&I non-real estate), and consumer.  The residential real estate sector is further segregated by first lien loans, junior liens and home equity products, and residential real estate construction. The quantitative analysis uses the Bank’s twenty quarter rolling historical loan loss experience adjusted for factors derived from current economic and market conditions that have been determined to have an effect on the probability and magnitude of a loss. Prior to 2015, the Bank was using an eight quarter rolling history for the quantitative analysis. The change to a longer historical period is based upon improving charge-offs and a more stable and

slowly improving economy.   As credit quality improved the Bank began to see lower charge-offs.  The Bank believes that an eight quarter historical period presented the loss history during a very favorable period and it may not accurately reflect historical trends.  It believes that a twenty quarter period covers a longer economic cycle and more accurately reflects its loss history and therefore is a more appropriate factor for calculating the general reserve in the current environment.  The historical loss experience factor for the general allocation was 1.02% of gross loans ($8.5 million) at June 30, 2016 compared to 1.07% and $8.4 million at the prior year-end.  Included in the general loan loss reserve is an unallocated reserve of $1.1 million compared to $1.3 million at December 31, 2015.

The qualitative analysis utilizes a risk matrix that incorporates qualitative and environmental factors such as: loan volume, management, loan review process, credit concentrations, competition, and legal and regulatory issues. These factors are each risk rated from minimal to high risk and in total can add up to a maximum qualitative factor of 37.5 basis points. At quarter-end, this factor was 22.5 basis points compared to 21.5 at year-end 2015.  These factors are determined on the basis of Management’s observation, judgment and experience.

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

The following table shows the loans that were evaluated for the allowance for loan losses under a specific reserve (individually) and those that were evaluated under a general reserve (collectively), and the amount of the allowance established in each loan class as of June  30, 2016 and December 31, 2015:

	Residential Real Estate
	1-4 Family
		Junior Liens &		Commercial
(Dollars in thousands)	First Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total

June 30, 2016
Loans evaluated for ALL:
Individually	$396	$52	$491	$17,082	$-	$-	$-	$18,021
Collectively	163,141	51,962	7,829	354,704	226,307	4,692	-	808,635
Total	$163,537	$52,014	$8,320	$371,786	$226,307	$4,692	$-	$826,656

ALL established for loans evaluated:
Individually	$-	$-	$-	$-	$-	$-	$-	$-
Collectively	1,023	319	205	5,940	1,596	97	1,138	10,318
ALL at June 30, 2016	$1,023	$319	$205	$5,940	$1,596	$97	$1,138	$10,318

December 31, 2015
Loans evaluated for ALL:
Individually	$930	$51	$502	$14,309	$230	$-	$-	$16,022
Collectively	160,548	50,862	7,386	326,386	215,712	5,100	-	765,994
Total	$161,478	$50,913	$7,888	$340,695	$215,942	$5,100	$-	$782,016

ALL established for loans evaluated:
Individually	$-	$-	$-	$-	$9	$-	$-	$9
Collectively	989	308	194	5,649	1,510	102	1,325	10,077
ALL at December 31, 2015	$989	$308	$194	$5,649	$1,519	$102	$1,325	$10,086

During the first six months of 2016, the Bank recorded $2.2 million for the loan loss provision expense compared to $635 thousand during the prior year.  Charged-off loans usually result from: (1) a borrower being legally relieved of loan repayment responsibility through bankruptcy, (2) insufficient collateral sale proceeds to repay a loan; or (3) the borrower and/or guarantor does not own other assets that, if sold, would generate sufficient sale proceeds to repay a loan. The Bank recorded net loan charge-offs of $1.9 million for the six months of 2016.

In the second quarter of 2016, the Bank recorded a charge-off of $1.9 million on a commercial real estate loan (Credit 4 of the Significant Nonaccrual Loan table).  The loan represents the Bank’s portion of a participated loan transaction. The Bank is not the lead lender. The Bank placed the loan on nonaccrual at March 31, 2016 with a specific loan loss reserve of $74 thousand. The reserve was determined using a September 2015 property appraisal obtained by the lead bank that showed a collateral value in excess of $19.0 million. Based on its ownership percentage, the Bank discounted the appraised value by 30% plus costs, to calculate its specific loan loss reserve. The bank group negotiated a forbearance agreement with the borrower that requires the sale of the property.  A specialty broker was engaged by the lead bank to provide an opinion of value and to sell the property. The broker’s opinion of value was less than half the September 2015 appraised value. Due to the significant decline in value since the 2015 appraisal, the Bank raised questions about the broker’s valuation with the bank group.   Despite objections raised by the Bank, the lead bank listed the property at a price consistent with the broker’s valuation.  This decision resulted in the charge-off on this credit. The Bank does not know when the property will be sold or at what price. It is possible that that an additional charge-off may be required.

The following table presents an analysis of the allowance for loan losses for the periods ended:

	Residential Real Estate 1-4 Family
		Junior Liens &		Commercial
(Dollars in thousands)	First Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total

ALL at March 31, 2016	$997	$316	$199	$6,181	$1,510	$99	$1,040	$10,342
Charge-offs	(46)	-	-	(1,951)	(3)	(42)	-	(2,042)
Recoveries	1	-	-	14	106	22	-	143
Provision	71	3	6	1,696	(17)	18	98	1,875
ALL at June 30, 2016	$1,023	$319	$205	$5,940	$1,596	$97	$1,138	$10,318

ALL at December 31, 2015	$989	$308	$194	$5,649	$1,519	$102	$1,325	$10,086
Charge-offs	(49)	-	-	(1,954)	(66)	(84)	-	(2,153)
Recoveries	33	-	-	14	121	42	-	210
Provision	50	11	11	2,231	22	37	(187)	2,175
ALL at June 30, 2016	$1,023	$319	$205	$5,940	$1,596	$97	$1,138	$10,318

	Six months ended	Year ended	Six months ended
	June 30, 2016	December 31, 2015	June 30, 2015
Net loans charged-off as a percentage of average gross loans	0.48%	0.04%	0.08%
Net loans charged-off as a percentage of the provision for loan losses	0.89%	24.12%	46.61%
Allowance as a percentage of loans	1.25%	1.29%	1.29%
Net charge-offs	$1,943	$310	$296

Other Real Estate Owned:

The Bank holds $6.2 million of other real estate owned (OREO), comprised of six properties compared to $6.5 million and seven properties at December 31, 2015.  The most significant OREO holdings are listed in the table below. Property 1 was part of a participated loan and the workout is being handled by the lead bank.  In early May 2016, an agreement of sale was executed.  The agreement allows for a lengthy due diligence and approval process prior to settlement.  Therefore, the final outcome is not certain.  Property 2 was part of a participated loan and the workout is being handled by the lead bank.  During 2016, the Bank sold two properties for a loss of $10 thousand, recorded a write down of $46 thousand on one property and incurred expense of $76 thousand to hold and maintain OREO. Note 8 of the accompanying financial statements provides additional information on activity in OREO.

The following table provides additional information on significant other real estate owned properties:

June 30, 2016

(Dollars in thousands)	Date
	Acquired	Balance	Collateral	Location

Property 1	2012	2,508	1st, 2nd, and 3rd liens residential development land - four tracts with 196 acres	PA

Property 2	2015	3,039	1st lien on 90 acres undeveloped commercial real estate	PA
		$5,547

At June 30, 2016, the Bank had $315 thousand of residential properties in the process of foreclosure compared to $218 thousand at the end of 2015.

Deposits:

Total deposits increased $47.0 million during the first six months of 2016 to $965.6 million. Non-interest bearing deposits increased $10.4 million, while savings and interest-bearing checking increased $41.7 million and time deposits decreased $5.1 million. The increase in non-interest bearing checking accounts occurred primarily in small business checking accounts ($9.4 million).  Interest bearing checking increased by $21.1 million, primarily from commercial deposits.  The Bank’s Money Management product increased $16.0 million, primarily from commercial deposits.    Retail time deposits decreased since year-end, as customers moved funds to more liquid accounts.  As of June  30, 2016, the Bank had $3.3 million in CDARS reciprocal time deposits included in brokered time deposits.

			Change
(Dollars in thousands)	June 30, 2016	December 31, 2015	Amount	%
Noninterest-bearing checking	$162,515	$152,095	$10,420	6.9

Interest-bearing checking	253,256	232,181	21,075	9.1
Money management	395,293	379,331	15,962	4.2
Savings	73,864	69,174	4,690	6.8
Total interest-bearing checking and savings	722,413	680,686	41,727	6.1

Retail time deposits	77,359	82,468	(5,109)	(6.2)
Brokered time deposits	3,267	3,263	4	0.1
Total time deposits	80,626	85,731	(5,105)	(6.0)
Total deposits	$965,554	$918,512	$47,042	5.1

Overdrawn deposit accounts reclassified as loans	$185	$128

Borrowings:

The Corporation had no borrowings at June 30, 2016.

Shareholders’ Equity:

Total shareholders’ equity increased $4.6 million to $115.9 million at June  30, 2016, compared to $111.4 million at the end of 2015.  The increase in retained earnings from the Corporation’s net income of $4.3 million was partially offset by the cash dividend of $1.7 million. The Corporation’s dividend payout ratio is 40.0% for the first six months of 2016 compared to 28.4% in 2015.

As part of its quarterly dividend decision, the Corporation considers current and future income projections, dividend yield, payout ratio, and current and future capital ratios. Year-to-date, the Corporation paid dividends of $0.40 per share, compared to $0.36 for the same period in 2015,  an 11.1% increase.  For the second quarter of 2016, the Corporation paid a $0.21 per share dividend, compared to $0.19 paid in the second quarter of 2015.  On July 28, 2016 the Board of Directors declared a $0.21 per share regular quarterly dividend for the third quarter of 2016, which will be paid on August 24, 2016.

In addition, the Corporation considers how dividend decisions may affect the Dividend Reinvestment Plan (DRIP), which has raised $637 thousand in new capital this year with 40,602 new shares purchased.  On April 14, 2016, the Board of Directors approved a stock repurchase program that authorizes the repurchase of up to $350,000 in shares of common stock during each calendar quarter through March 31, 2017. In April 2016, the Corporation repurchased 15,521 shares of its common stock for $350 thousand.

In July 2013, Federal banking regulators approved the final rules from the Basel Committee on Banking Supervision for the regulation of capital requirements for bank holding companies and U.S banks, generally referred to as “Basel III.” The Basel III standards were effective for the Corporation and the Bank, effective January 1, 2015 (subject to a phase-in period for certain provisions).  Basel III imposes significantly higher capital requirements and more restrictive leverage and liquidity ratios than those previously in place.  The capital ratios to be considered “well capitalized” under Basel III are: (1) Common Equity Tier 1(CET1) of 6.5%, (2) Tier 1 Leverage of 5%, (3)Tier 1 Risk-Based Capital of 8%, and (4) Total Risk-Based Capital of 10%.  The CET1 ratio is a new capital ratio under Basel III and the Tier 1 risk-based capital ratio of 8% has been increased from 6%. The rules also include changes in the risk weights of certain assets to better reflect credit and other risk exposures. In addition, a capital conservation buffer will be phased-in beginning January 1, 2016 at 0.625%, increasing each year until fully implemented in 2019 at 2.5% above the minimum capital ratios required to avoid any capital distribution restrictions. The capital conservation buffer will be applicable to all of the capital ratios except for the Tier1 Leverage ratio. When fully implemented, the capital conservation buffer will have the effect of increasing the minimum capital ratios by 2.5%.  As of June 30, 2016, the Bank was “well capitalized’ under the Basel III requirements and believes it would be “well capitalized” on a fully-phased in basis had such a requirement been in effect.

The following table summarizes regulatory capital information as of June  30, 2016 and December 31, 2015 (restated) for the Corporation and the Bank.  The adequately capitalized minimum ratios, except for the Tier 1 Leverage Ratio, include the 0.625% Capital Conservation buffer effective for 2016.

			Regulatory Ratios
			Adequately	Well
			Capitalized	Capitalized
(Dollars in thousands)	June 30, 2016	December 31, 2015	Minimum	Minimum

Common Equity Tier 1 Risk-based Capital Ratio (1)
Franklin Financial Services Corporation	14.64%	14.77%	5.125%	N/A
Farmers & Merchants Trust Company	14.59%	14.76%	5.125%	6.50%

Tier 1 Risk-based Capital Ratio (2)
Franklin Financial Services Corporation	14.64%	14.77%	6.625%	N/A
Farmers & Merchants Trust Company	14.59%	14.76%	6.625%	8.00%

Total Risk-based Capital Ratio (3)
Franklin Financial Services Corporation	15.90%	16.03%	8.625%	N/A
Farmers & Merchants Trust Company	15.85%	16.02%	8.625%	10.00%

Tier 1 Leverage Ratio (4)
Franklin Financial Services Corporation	10.20%	10.38%	4.000%	N/A
Farmers & Merchants Trust Company	10.17%	10.37%	4.000%	5.00%

(1) Common equity Tier 1 capital/ total risk-weighted assets (2) Tier 1 capital / total risk-weighted assets
(3) Total risk-based capital / total risk-weighted assets, (4) Tier 1 capital / average quarterly assets

Economy

The Corporation’s primary market area includes Franklin, Fulton, Cumberland and Huntingdon County, PA.  This area is diverse in demographic and economic makeup.  County populations range from a low of approximately 15,000 in Fulton County to over 238,000 in Cumberland County. Unemployment in the Bank’s market area has remained virtually unchanged over the past year and ranges from a low of 4.2% in Cumberland County to high of 6.4% in Huntingdon County.  The market area has a diverse economic base and local industries include warehousing, truck & rail shipping centers, light and heavy manufacturers, health-care, higher education institutions, farming and agriculture, and a varied service sector.  The Corporation’s primary market area is located in south central Pennsylvania and provides easy access to the major metropolitan markets on the east coast via trucking and rail transportation. Because of this, warehousing and distribution companies continue to find the area attractive. The local economy is not overly dependent on any one industry or business and Management believes that the Bank’s primary market area continues to be well suited for growth as the recession eases.

The following provides selected economic data for the Bank’s primary market:

Economic Data

	June 30, 2016	December 31, 2015
Unemployment Rate (seasonally adjusted)
Market area range (1)	4.2% - 6.4%	3.5 - 5.5%
Pennsylvania	5.5%	5.0%
United States	4.9%	5.0%

Housing Price Index - year over year change
PA, nonmetropolitan statistical area	-0.2%	2.0%
United States	5.4%	5.6%

Franklin County Building Permits - year over year change
Residential, estimated	-11.3%	-15.6%
Multifamily, estimated	43.8%	-65.0%

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

Historically, the Corporation has satisfied its liquidity needs from earnings, repayment of loans and amortizing investment securities, maturing investment securities, loan` sales, deposit growth and its ability to access existing lines of credit.  All investment securities are classified as available for sale; therefore, securities that are not pledged as collateral for borrowings are an additional source of readily available liquidity, either by selling the security or, more preferably, to provide collateral for additional borrowing. At June 30, 2016, the Bank had approximately $69.4 million (fair value) in its investment portfolio pledged as collateral for deposits.  Another source of available liquidity for the Bank is a line of credit with the FHLB.  At June  30, 2016, the Bank had approximately $130 million available on this line of credit and $6.0 million of unsecured lines of credit at a correspondent bank. At  June  30, 2016, the Bank had an excess borrowing capacity at FHLB of $272.9 million, which includes the amount available on the line of credit.  The Bank has established credit at the Federal Reserve Discount Window and as of quarter-end had the ability to borrow approximately $23 million.

Off Balance Sheet Commitments

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk.  These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments.  Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation.  Unused commitments and standby letters of credit totaled $309.0 million and $291.4 million, respectively, at June  30, 2016 and December 31, 2015.

The Corporation has entered into various contractual obligations to make future payments.  These obligations include time deposits, long-term debt, operating leases, deferred compensation and pension payments.  These amounts have not changed materially from those reported in the Corporation’s 2015 Annual Report on Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the Corporation’s exposure to market risk during the six months ended June  30, 2016. For more information on market risk refer to the Corporation’s 2015 Annual Report on Form 10-K.

Item 4.  Controls and Procedures

Evaluation of Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that as of June  30, 2016, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in the Corporation’s internal control over financial reporting during the quarterly period ended June  30, 2016, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

Item 1A. Risk Factors

There were no material changes in the Corporation’s risk factors during the six months ended June  30, 2016. For more information, refer to the Corporation’s 2015 Annual Report on Form 10-K.

Item 2.   Unregistered  Sales of Equity Securities and Use of Proceeds

The Board of Directors approved a stock repurchase plan on April 14, 2016 that authorizes the repurchase of up to $350,000 in shares of common stock during each calendar quarter through March 31, 2017.

As of June 30, 2016, 15,521 shares have been purchased under this plan.  The following table reports stock repurchases made during the second quarter and total shares repurchased under this plan:

(Dollars in thousands, except per share)		Weighted	Dollar Amount of	Dollar Amount of
		Average	Shares Purchased	Shares that May
	Number of	Price Paid	as Part of Publically	Yet Be Purchased
Period	Shares Purchased	per Share	Announced Program	Under Program

April 2016	15,521	$22.55	$350	$1,050
	15,521	$22.55

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

Franklin Financial Services Corporation

August 8, 2016	/s/ Timothy G. Henry
Timothy G. Henry
Chief Executive Office and President
(Principal Executive Officer)

August 8, 2016	/s/ Mark R. Hollar
Mark R. Hollar
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)