Form 10-Q
period 2016-09-30
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2016-11-07
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

There were 4,299,317 outstanding shares of the Registrant’s common stock as of October 31, 2016.

Part I FINANCIAL INFORMATION

Item 1 Financial Statements

Consolidated Balance Sheets

(Dollars in thousands, except share and per share data)(unaudited)	September 30	December 31
	2016	2015
Assets
Cash and due from banks	$16,770	$20,664
Interest-bearing deposits in other banks	23,824	18,502
Total cash and cash equivalents	40,594	39,166
Investment securities available for sale, at fair value	155,345	159,473
Restricted stock	1,118	782
Loans held for sale	367	461
Loans	858,576	782,016
Allowance for loan losses	(10,685)	(10,086)
Net Loans	847,891	771,930
Premises and equipment, net	14,322	14,759
Bank owned life insurance	22,327	22,364
Goodwill	9,016	9,016
Other real estate owned	5,872	6,451
Deferred tax asset, net	4,044	4,758
Other assets	6,224	6,135
Total assets	$1,107,120	$1,035,295

Liabilities
Deposits
Noninterest-bearing checking	$174,390	$152,095
Money management, savings and interest checking	726,845	680,686
Time	77,317	85,731
Total Deposits	978,552	918,512
Short-term borrowings	8,530	-
Other liabilities	3,159	5,407
Total liabilities	990,241	923,919

Shareholders' equity
Common stock, $1 par value per share,15,000,000 shares authorized with
4,688,149 shares issued and 4,299,223 shares outstanding at September 30, 2016 and
4,659,319 shares issued and 4,275,879 shares outstanding at December 31, 2015	4,688	4,659
Capital stock without par value, 5,000,000 shares authorized with no
shares issued and outstanding	-	-
Additional paid-in capital	39,584	38,778
Retained earnings	82,262	78,517
Accumulated other comprehensive loss	(2,547)	(3,722)
Treasury stock, 388,926 shares at September 30, 2016 and 383,440 shares at
December 31, 2015, at cost	(7,108)	(6,856)
Total shareholders' equity	116,879	111,376
Total liabilities and shareholders' equity	$1,107,120	$1,035,295

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Income

	For the Three Months Ended		For the Nine Months Ended
(Dollars in thousands, except per share data) (unaudited)	September 30		September 30
	2016	2015	2016	2015
Interest income
Loans, including fees	$8,343	$7,665	$24,394	$22,518
Interest and dividends on investments:
Taxable interest	569	584	1,729	1,832
Tax exempt interest	355	402	1,079	1,218
Dividend income	2	3	12	63
Deposits and obligations of other banks	79	66	220	192
Total interest income	9,348	8,720	27,434	25,823

Interest expense
Deposits	559	554	1,650	1,813
Short-term borrowings	4	1	6	1
Total interest expense	563	555	1,656	1,814
Net interest income	8,785	8,165	25,778	24,009
Provision for loan losses	1,150	400	3,325	1,035
Net interest income after provision for loan losses	7,635	7,765	22,453	22,974

Noninterest income
Investment and trust services fees	1,211	1,154	3,683	3,805
Loan service charges	102	288	518	784
Deposit service charges and fees	635	623	1,815	1,700
Other service charges and fees	325	309	941	916
Debit card income	373	346	1,095	1,021
Increase in cash surrender value of life insurance	131	137	399	416
Net (loss) gain on sale of other real estate owned	(20)	-	(31)	32
OTTI losses on debt securities	(10)	-	(30)	(20)
Gain on conversion of investment security	-	-	-	728
Securities gains, net	-	-	4	8
Other	56	126	219	363
Total noninterest income	2,803	2,983	8,613	9,753

Noninterest expense
Salaries and employee benefits	4,566	4,214	13,282	12,500
Occupancy, net	556	535	1,708	1,706
Furniture and equipment	221	232	655	702
Advertising	296	336	839	807
Legal and professional	423	311	1,114	811
Data processing	539	524	1,540	1,547
Pennsylvania bank shares tax	203	206	699	608
Intangible amortization	-	-	-	181
FDIC insurance	188	170	514	479
ATM/debit card processing	214	193	642	566
Foreclosed real estate	18	322	93	341
Telecommunications	91	145	300	379
Other	665	675	2,119	2,385
Total noninterest expense	7,980	7,863	23,505	23,012
Income before federal income tax expense	2,458	2,885	7,561	9,715
Federal income tax expense	383	306	1,198	1,778
Net income	$2,075	$2,579	$6,363	$7,937

Per share
Basic earnings per share	$0.48	$0.61	$1.48	$1.87
Diluted earnings per share	$0.48	$0.61	$1.48	$1.87
Cash dividends declared	$0.21	$0.19	$0.61	$0.55

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Comprehensive Income

	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30
(Dollars in thousands) (unaudited)	2016	2015	2016	2015
Net Income	$2,075	$2,579	$6,363	$7,937

Securities:
Unrealized (losses) gains arising during the period	(524)	1,097	1,528	561
Reclassification adjustment for losses (gains) included in net income (1)	10	-	26	(716)
Net unrealized (losses) gains	(514)	1,097	1,554	(155)
Tax effect	174	(373)	(528)	53
Net of tax amount	(340)	724	1,026	(102)

Derivatives:
Unrealized gains arising during the period	-	-	-	31
Reclassification adjustment for losses included in net income (2)	-	-	-	160
Net unrealized gains	-	-	-	191
Tax effect	-	-	-	(65)
Net of tax amount	-	-	-	126

Pension:
Change in plan assets and benefit obligations	-	-	-	-
Reclassification adjustment for losses included in net income (3)	225	-	225	-
Net unrealized losses	225	-	225	-
Tax effect	(76)	-	(76)	-
Net of tax amount	149	-	149	-

Total other comprehensive (loss) income	(191)	724	1,175	24
Total Comprehensive Income	$1,884	$3,303	$7,538	$7,961

Reclassification adjustment / Statement line item	Tax expense (benefit)
(1) Securities / gain on conversion & securities (gains) losses,
including OTTI losses, net	$(3)	$-	$(9)	$243
(2) Derivatives / interest expense on deposits	-	-	-	(54)
(3) Pension / Salary & Benefits	(77)	-	(77)	-

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Changes in Shareholders' Equity

For the Nine Months Ended September 30, 2016 and 2015:

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
(Dollars in thousands, except per share data) (unaudited)	Stock	Capital	Earnings	Loss	Stock	Total
Balance at December 31, 2014	$4,607	$37,504	$71,452	$(3,100)	$(6,942)	$103,521
Net income	-	-	7,937	-	-	7,937
Other comprehensive income	-	-	-	24	-	24
Cash dividends declared, $.55 per share	-	-	(2,330)	-	-	(2,330)
Treasury shares issued under stock option plans, 4,794 shares	-	6	-	-	86	92
Common stock issued under dividend reinvestment plan, 36,608 shares	36	833	-	-	-	869
Balance at September 30, 2015	$4,643	$38,343	$77,059	$(3,076)	$(6,856)	$110,113

Balance at December 31, 2015	$4,659	$38,778	$78,517	$(3,722)	$(6,856)	$111,376
Net income	-	-	6,363	-	-	6,363
Other comprehensive income	-	-	-	1,175	-	1,175
Cash dividends declared, $.61 per share	-	-	(2,618)	-	-	(2,618)
Acquisition of 30,196 shares of treasury stock	-	-	-	-	(700)	(700)
Treasury shares issued under employer stock purchase plan, 539 shares	-	2	-	-	10	12
Treasury shares issued under dividend reinvestment plan, 24,171 shares	-	134	-	-	438	572
Common stock issued under dividend reinvestment plan, 25,230 shares	25	527	-	-	-	552
Common stock issued under incentive stock option plan, 3,600 shares	4	55	-	-	-	59
Stock option compensation expense	-	88	-	-	-	88
Balance at September 30, 2016	$4,688	$39,584	$82,262	$(2,547)	$(7,108)	$116,879

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Cash Flows

	Nine Months Ended September 30
	2016	2015
(Dollars in thousands) (unaudited)
Cash flows from operating activities
Net income	$6,363	$7,937
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,002	999
Net amortization of loans and investment securities	1,218	1,248
Amortization and net change in mortgage servicing rights valuation	41	20
Amortization of intangibles	-	181
Provision for loan losses	3,325	1,035
Gain on sales of securities	(4)	(8)
Impairment write-down on securities recognized in earnings	30	20
Gain on conversion of investment security	-	(728)
Loans originated for sale	(6,598)	(6,193)
Proceeds from sale of loans	6,692	6,206
Write-down of other real estate owned	46	250
Write-down on premises and equipment	-	60
Net loss (gain) on sale or disposal of other real estate/other repossessed assets	31	(32)
Increase in cash surrender value of life insurance	(399)	(416)
Gain from surrender of life insurance policy	-	(103)
Stock option compensation	88	-
Decrease in other assets	154	1,877
Decrease in other liabilities	(2,247)	(2,497)
Net cash provided by operating activities	9,742	9,856

Cash flows from investing activities
Proceeds from sales and calls of investment securities available for sale	1,925	1,381
Proceeds from maturities and pay-downs of securities available for sale	18,984	21,607
Purchase of investment securities available for sale	(16,605)	(21,689)
Net increase in restricted stock	(336)	(417)
Net increase in loans	(79,275)	(47,110)
Capital expenditures	(515)	(765)
Proceeds from surrender of life insurance policy	436	-
Proceeds from sale of other real estate	625	129
Net cash used in investing activities	(74,761)	(46,864)

Cash flows from financing activities
Net increase in demand deposits, interest-bearing checking, and savings accounts	68,454	45,360
Net decrease in time deposits	(8,414)	(9,094)
Net decrease in repurchase agreements	-	(9,079)
Net increase in short-term borrowings	8,530	3,500
Dividends paid	(2,618)	(2,330)
Common stock issued under stock option plans	71	92
Common stock issued under dividend reinvestment plan	1,124	869
Purchase of treasury stock	(700)	-
Net cash provided by financing activities	66,447	29,318

Increase (decrease) in cash and cash equivalents	1,428	(7,690)
Cash and cash equivalents as of January 1	39,166	48,593
Cash and cash equivalents as of September 30	$40,594	$40,903

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest on deposits and other borrowed funds	$1,643	$1,826
Income taxes	$2,100	$2,514

Noncash Activities
Loans transferred to Other Real Estate	$123	$3,488

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, and cash flows as of September  30, 2016, and for all other periods presented have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted.  It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s 2015 Annual Report on Form 10-K.  The consolidated results of operations for the three and nine month periods ended September 30, 2016 are not necessarily indicative of the operating results for the full year.  Management has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.

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

Earnings per share are computed based on the weighted average number of shares outstanding during each period end.  A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30
(Dollars and shares in thousands, except per share data)	2016	2015	2016	2015
Weighted average shares outstanding (basic)	4,307	4,252	4,295	4,236
Impact of common stock equivalents	7	5	3	7
Weighted average shares outstanding (diluted)	4,314	4,257	4,298	4,243
Anti-dilutive options excluded from calculation	9	26	37	27
Net income	$2,075	$2,579	$6,363	$7,937
Basic earnings per share	$0.48	$0.61	$1.48	$1.87
Diluted earnings per share	$0.48	$0.61	$1.48	$1.87

Note 2. Recent Accounting Pronouncements

Statements of Cash Flow (Topic 320).  In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments (Topic 320).”  ASU 2016-15 clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  The amendments are intended to reduce diversity in practice.  The ASU contains additional guidance clarifying when an entity should separate cash receipts and cash payments and classify them into more than one class of cash flows (including when reasonable judgement is required to estimate and allocate cash flows) versus when an entity should classify the aggregate amount into one class of cash flows on the basis of predominance.  The amendments are effective fiscal years, and interim periods within those fiscal years, beginning after

December 15, 2017.  The Corporation is currently evaluating the impact of the pending adoption of the amended standard on its consolidated financial statements.

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

Note 3. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive losses included in shareholders' equity are as follows:

	September 30	December 31,
	2016	2015
(Dollars in thousands)
Net unrealized gains on securities	$2,692	$1,138
Tax effect	(915)	(387)
Net of tax amount	1,777	751

Accumulated pension adjustment	(6,552)	(6,777)
Tax effect	2,228	2,304
Net of tax amount	(4,324)	(4,473)

Total accumulated other comprehensive loss	$(2,547)	$(3,722)

Note 4. Investments

The amortized cost and estimated fair value of investment securities available for sale as of September  30, 2016 and December 31, 2015 are as follows:

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
September 30, 2016	cost	gains	losses	value
Equity securities	$164	$86	$-	$250
U.S. Government and Agency securities	12,728	292	(21)	12,999
Municipal securities	66,248	1,924	(92)	68,080
Trust preferred securities	5,973	-	(555)	5,418
Agency mortgage-backed securities	66,369	1,089	(79)	67,379
Private-label mortgage-backed securities	1,137	57	(7)	1,187
Asset-backed securities	34	-	(2)	32
	$152,653	$3,448	$(756)	$155,345

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
December 31, 2015	cost	gains	losses	value
Equity securities	$164	$69	$-	$233
U.S. Government and Agency securities	13,705	164	(33)	13,836
Municipal securities	67,851	1,555	(218)	69,188
Trust preferred securities	5,958	-	(669)	5,289
Agency mortgage-backed securities	69,284	621	(386)	69,519
Private-label mortgage-backed securities	1,335	39	(2)	1,372
Asset-backed securities	38	-	(2)	36
	$158,335	$2,448	$(1,310)	$159,473

At September 30, 2016 and December 31, 2015, the fair value of investment securities pledged to secure public funds, trust balances, deposit and other obligations totaled $86.0 million and $79.6 million, respectively.

The amortized cost and estimated fair value of debt securities at September  30, 2016, by contractual maturity are shown below. Actual maturities may differ from contractual maturities because of prepayment or call options embedded in the securities.

(Dollars in thousands)	Amortized cost	Fair value
Due in one year or less	$2,073	$2,094
Due after one year through five years	11,896	12,218
Due after five years through ten years	28,278	29,158
Due after ten years	42,736	43,059
	84,983	86,529
Mortgage-backed securities	67,506	68,566
	$152,489	$155,095

The composition of the net realized securities gains for the three and nine months ended are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30
(Dollars in thousands)	2016	2015	2016	2015
Gross gains realized	$-	$-	$4	$8
Gross losses realized	-	-	-	-
Conversion gain	-	-	-	728
Net gains realized	$-	$-	$4	$736

The following table provides additional detail about trust preferred securities as of September 30, 2016:

Trust Preferred Securities

(Dollars in thousands)
Deal Name	Maturity	Single Issuer or Pooled	Class	Amortized Cost	Fair Value	Gross Unrealized Gain (Loss)	Lowest Credit Rating Assigned

BankAmerica Cap III	1/15/2027	Single	Preferred Stock	$966	$868	$(98)	BB+
Wachovia Cap Trust II	1/15/2027	Single	Preferred Stock	279	263	(16)	BBB
Huntington Cap Trust	2/1/2027	Single	Preferred Stock	945	842	(103)	BB
Corestates Captl Tr II	2/15/2027	Single	Preferred Stock	942	883	(59)	BBB+
Huntington Cap Trust II	6/15/2028	Single	Preferred Stock	899	815	(84)	BB
Chase Cap VI JPM	8/1/2028	Single	Preferred Stock	965	877	(88)	BBB-
Fleet Cap Tr V	12/18/2028	Single	Preferred Stock	977	870	(107)	BB+
				$5,973	$5,418	$(555)

The following table provides additional detail about private label mortgage-backed securities as of September  30, 2016:

Private Label Mortgage Backed Securities

(Dollars in thousands)				Gross				Cumulative
	Origination	Amortized	Fair	Unrealized	Collateral	Lowest Credit	Credit	OTTI
Description	Date	Cost	Value	Gain (Loss)	Type	Rating Assigned	Support %	Charges
MALT 2004-6 7A1	6/1/2004	$317	$310	$(7)	ALT A	CCC	15.01	$-
RALI 2005-QS2 A1	2/1/2005	168	181	13	ALT A	CC	4.56	10
RALI 2006-QS4 A2	4/1/2006	400	417	17	ALT A	D	-	323
GSR 2006-5F 2A1	5/1/2006	45	53	8	Prime	D	-	15
RALI 2006-QS8 A1	7/28/2006	207	226	19	ALT A	D	-	237
		$1,137	$1,187	$50				$585

Impairment:

The investment portfolio contained fifty securities with $29.0 million of temporarily impaired fair value and $756 thousand in unrealized losses at September 30, 2016. The total unrealized loss position has improved from a $1.3 million unrealized loss at year-end 2015.

For securities with an unrealized loss, Management applies a systematic methodology in order to perform an assessment of the potential for other-than-temporary impairment.  In the case of debt securities, investments considered for other-than-temporary impairment: (1) had a specified maturity or repricing date; (2) were generally expected to be redeemed at par, and (3) were expected to achieve a recovery in market value within a reasonable period of time. In addition, the Bank considers whether it intends to sell these securities or whether it will be forced to sell these securities before the earlier of amortized cost recovery or maturity. Equity securities are assessed for other-than-temporary impairment based on the length of time of impairment, dollar amount of the impairment and general market and financial conditions relating to specific issues.  The impairment identified on debt and equity securities and subject to assessment at September 30, 2016, was deemed to be temporary and required no further adjustments to the financial statements, unless otherwise noted.

The following table reflects temporary impairment in the investment portfolio (excluding restricted stock), aggregated by investment category, length of time that individual securities have been in a continuous unrealized loss position and the number of securities in each category as of September 30, 2016  and December 31, 2015:

	September 30, 2016
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Government and Agency securities	$-	$-	-	$3,486	$(21)	10	$3,486	$(21)	10
Municipal securities	2,657	(7)	5	2,275	(85)	3	4,932	(92)	8
Trust preferred securities	-	-	-	5,418	(555)	7	5,418	(555)	7
Agency mortgage-backed securities	8,900	(35)	12	5,998	(44)	11	14,898	(79)	23
Private-label mortgage-backed securities	310	(7)	1	-	-	-	310	(7)	1
Asset-backed securities	-	-	-	4	(2)	1	4	(2)	1
Total temporarily impaired securities	$11,867	$(49)	18	$17,181	$(707)	32	$29,048	$(756)	50

	December 31, 2015
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Government and Agency securities	$479	$(1)	3	$4,364	$(32)	10	$4,843	$(33)	13
Municipal securities	5,806	(35)	8	4,785	(183)	7	10,591	(218)	15
Trust preferred securities	-	-	-	5,289	(669)	7	5,289	(669)	7
Agency mortgage-backed securities	18,977	(215)	29	7,394	(171)	13	26,371	(386)	42
Private-label mortgage-backed securities	-	-	-	246	(2)	1	246	(2)	1
Asset-backed securities	-	-	-	5	(2)	1	5	(2)	1
Total temporarily impaired securities	$25,262	$(251)	40	$22,083	$(1,059)	39	$47,345	$(1,310)	79

The unrealized loss in the municipal bond portfolio decreased to $92 thousand from $218 thousand at December 31, 2015 as market prices improved during the quarter.  There are three securities in this portfolio with an unrealized loss and the loss in this portfolio is deemed to be non-credit related and no other-than-temporary impairment charges have been recorded.

The trust preferred portfolio contains seven securities with a fair value of $5.4 million and an unrealized loss of $555 thousand The trust-preferred securities held by the Bank are single entity issues, not pooled trust preferred securities.  Therefore, the impairment review of these securities is based only on the issuer and the security cannot be impaired by the performance of other issuers as if it was a pooled trust-preferred bond. All of the Bank’s trust preferred securities are single issue, variable rate notes with long maturities (2027 – 2028).  None of these bonds have suspended or missed a dividend payment. At September 30, 2016, the Bank believes it will be able to collect all interest and principal due on these bonds and no other-than-temporary-impairment charges were recorded.

There is one PLMBS bond showing a small unrealized loss of $7 thousand.  However, the PLMBS sector as a whole is showing a net unrealized gain of $50 thousand at quarter end.  This is primarily a result of the cumulative OTTI charges recorded on this portfolio.  Due to the nature of these bonds, they are evaluated closely. These bonds were all rated AAA at time of purchase, but have since experienced rating declines. Some have experienced increased delinquencies and defaults, while others have seen the credit support increase as the bonds paid-down. The Bank monitors the performance of the PLMBS investments on a regular basis and reviews delinquencies, default rates, credit support levels and various cash flow stress test scenarios. In determining the credit related loss, Management considers all principal past due 60 days or more as a loss. If additional principal moves beyond 60 days past due, it will also be considered a loss.  The Bank recorded a $30 thousand impairment charge during the first nine months of 2016 and has recorded $585 thousand of cumulative impairment charges on this portfolio. Management continues to monitor these securities and it is possible that additional write-downs may occur if current loss trends continue.

The following table represents the cumulative credit losses on debt securities recognized in earnings as of September  30:

(Dollars in thousands)	Nine Months Ended
	2016	2015
Balance of cumulative credit-related OTTI at January 1	$555	$535
Additions for credit-related OTTI not previously recognized	30	20
Additional increases for credit-related OTTI previously recognized when there is no intent to sell
and no requirement to sell before recovery of amortized cost basis	-	-
Decreases for previously recognized credit-related OTTI because there was an intent to sell	-	-
Reduction for increases in cash flows expected to be collected	-	-
Balance of credit-related OTTI at September 30	$585	$555

The Bank held $1.1 million of restricted stock at September 30, 2016.  Except for $30 thousand, this investment represents stock in FHLB Pittsburgh. The Bank is required to hold this stock to be a member of FHLB and it is carried at cost of $100 per share. The level of FHLB stock held is determined by FHLB and is comprised of a minimum membership amount plus a variable activity amount. FHLB stock is evaluated for impairment primarily based on an assessment of the ultimate recoverability of its cost. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support its operations.  There is not a public market for FHLB stock and the benefits of FHLB membership (e.g., liquidity and low cost funding) add value to the stock beyond purely financial measures. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment.

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

A summary of loans outstanding, by class, at the end of the reporting periods is as follows:

(Dollars in thousands)	September 30, 2016	December 31, 2015
Residential Real Estate 1-4 Family
Consumer first liens	$99,571	$103,698
Commercial first lien	63,515	57,780
Total first liens	163,086	161,478

Consumer junior liens and lines of credit	46,688	44,996
Commercial junior liens and lines of credit	5,837	5,917
Total junior liens and lines of credit	52,525	50,913
Total residential real estate 1-4 family	215,611	212,391

Residential real estate - construction
Consumer	1,589	545
Commercial	7,067	7,343
Total residential real estate construction	8,656	7,888

Commercial real estate	375,316	340,695
Commercial	254,274	215,942
Total commercial	629,590	556,637

Consumer	4,719	5,100
	858,576	782,016
Less: Allowance for loan losses	(10,685)	(10,086)
Net Loans	$847,891	$771,930

Included in the loan balances are the following:
Net unamortized deferred loan costs	$149	$436

Loans pledged as collateral for borrowings and commitments from:
FHLB	$692,043	$643,449
Federal Reserve Bank	41,806	45,111
	$733,849	$688,560

Note 6. Loan Quality

The following table presents, by class, the activity in the Allowance for Loan Losses (ALL) for the periods ended:

	Residential Real Estate 1-4 Family
		Junior Liens &		Commercial
(Dollars in thousands)	First Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total

ALL at June 30, 2016	$1,023	$319	$205	$5,940	$1,596	$97	$1,138	$10,318
Charge-offs	-	-	-	(776)	-	(42)	-	(818)
Recoveries	1	-	-	5	7	22	-	35
Provision	(3)	1	8	876	132	21	115	1,150
ALL at September 30, 2016	$1,021	$320	$213	$6,045	$1,735	$98	$1,253	$10,685

ALL at December 31, 2015	$989	$308	$194	$5,649	$1,519	$102	$1,325	$10,086
Charge-offs	(49)	-	-	(2,730)	(66)	(126)	-	(2,971)
Recoveries	34	-	-	18	129	64	-	245
Provision	47	12	19	3,108	153	58	(72)	3,325
ALL at September 30, 2016	$1,021	$320	$213	$6,045	$1,735	$98	$1,253	$10,685

ALL at June 30, 2015	$1,014	$281	$207	$5,179	$1,442	$110	$1,217	$9,450
Charge-offs	-	-	-	-	(47)	(75)	-	(122)
Recoveries	1	-	18	-	102	24	-	145
Provision	(16)	18	(27)	389	32	45	(41)	400
ALL at September 30, 2015	$999	$299	$198	$5,568	$1,529	$104	$1,176	$9,873

ALL at December 31, 2014	$994	$271	$214	$4,978	$1,515	$127	$1,012	$9,111
Charge-offs	(43)	(21)	-	-	(263)	(155)	-	(482)
Recoveries	4	-	18	14	116	57	-	209
Provision	44	49	(34)	576	161	75	164	1,035
ALL at September 30, 2015	$999	$299	$198	$5,568	$1,529	$104	$1,176	$9,873

The following table presents, by class, loans that were evaluated for the ALL under the specific reserve (individually) and those that were evaluated under the general reserve (collectively) and the amount of the ALL established in each class as of September 30, 2016 and December 31, 2015:

	Residential Real Estate 1-4 Family
		Junior Liens &		Commercial
(Dollars in thousands)	First Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total

September 30, 2016
Loans evaluated for ALL:
Individually	$632	$52	$545	$13,815	$-	$-	$-	$15,044
Collectively	162,454	52,473	8,111	361,501	254,274	4,719	-	843,532
Total	$163,086	$52,525	$8,656	$375,316	$254,274	$4,719	$-	$858,576

ALL established for loans evaluated:
Individually	$-	$-	$-	$-	$-	$-	$-	$-
Collectively	1,021	320	213	6,045	1,735	98	1,253	10,685
ALL at September 30, 2016	$1,021	$320	$213	$6,045	$1,735	$98	$1,253	$10,685

December 31, 2015
Loans evaluated for ALL:
Individually	$930	$51	$502	$14,309	$230	$-	$-	$16,022
Collectively	160,548	50,862	7,386	326,386	215,712	5,100	-	765,994
Total	$161,478	$50,913	$7,888	$340,695	$215,942	$5,100	$-	$782,016

ALL established for loans evaluated:
Individually	$-	$-	$-	$-	$9	$-	$-	$9
Collectively	989	308	194	5,649	1,510	102	1,325	10,077
ALL at December 31, 2015	$989	$308	$194	$5,649	$1,519	$102	$1,325	$10,086

The following table shows additional information about those loans considered to be impaired at September  30, 2016 and December 31, 2015:

	Impaired Loans
	With No Allowance		With Allowance
(Dollars in thousands)		Unpaid		Unpaid
	Recorded	Principal	Recorded	Principal	Related
September 30, 2016	Investment	Balance	Investment	Balance	Allowance
Residential Real Estate 1-4 Family
First liens	$1,189	$1,263	$-	$-	$-
Junior liens and lines of credit	96	107	-	-	-
Total	1,285	1,370	-	-	-
Residential real estate - construction	545	597	-	-	-
Commercial real estate	13,815	14,372	-	-	-
Commercial	24	35	-	-	-
Total	$15,669	$16,374	$-	$-	$-

December 31, 2015
Residential Real Estate 1-4 Family
First liens	$1,523	$1,725	$-	$-	$-
Junior liens and lines of credit	105	133	-	-	-
Total	1,628	1,858	-	-	-
Residential real estate - construction	502	546	-	-	-
Commercial real estate	14,431	15,007		-	-
Commercial	267	330	9	10	9
Total	$16,828	$17,741	$9	$10	$9

The following table shows the average of impaired loans and related interest income for the three and nine months ended September  30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30, 2016		September 30, 2016
	Average	Interest	Average	Interest
(Dollars in thousands)	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Residential Real Estate 1-4 Family
First liens	$1,196	$10	$1,262	$30
Junior liens and lines of credit	96	-	90	-
Total	1,292	10	1,352	30
Residential real estate - construction	548	-	554	-
Commercial real estate	13,889	118	17,871	478
Commercial	25	-	34	-
Total	$15,754	$128	$19,811	$508

	Three Months Ended		Nine Months Ended
	September 30, 2015		September 30, 2015
	Average	Interest	Average	Interest
(Dollars in thousands)	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Residential Real Estate 1-4 Family
First liens	$1,600	$9	$2,474	$26
Junior liens and lines of credit	181	2	157	4
Total	1,781	11	2,631	30
Residential real estate - construction	510	-	651	-
Commercial real estate	14,836	126	21,774	452
Commercial	380	-	1,181	-
Total	$17,507	$137	$26,237	$482

The following table presents the aging of payments of the loan portfolio:

(Dollars in thousands)		Loans Past Due and Still Accruing					Total
	Current	30-59 Days	60-89 Days	90 Days+	Total	Non-Accrual	Loans
September 30, 2016
Residential Real Estate 1-4 Family
First liens	$162,334	$239	$53	$38	$330	$422	$163,086
Junior liens and lines of credit	52,304	62	2	61	125	96	52,525
Total	214,638	301	55	99	455	518	215,611
Residential real estate - construction	8,111	-	-	-	-	545	8,656
Commercial real estate	369,833	200	559	568	1,327	4,156	375,316
Commercial	253,919	300	5	26	331	24	254,274
Consumer	4,699	10	10	-	20	-	4,719
Total	$851,200	$811	$629	$693	$2,133	$5,243	$858,576

December 31, 2015
Residential Real Estate 1-4 Family
First liens	$159,998	$44	$416	$214	$674	$806	$161,478
Junior liens and lines of credit	50,541	217	50	-	267	105	50,913
Total	210,539	261	466	214	941	911	212,391
Residential real estate - construction	7,209	177	-	-	177	502	7,888
Commercial real estate	330,953	5,713	196	152	6,061	3,681	340,695
Commercial	215,449	210	5	2	217	276	215,942
Consumer	5,041	55	4	-	59	-	5,100
Total	$769,191	$6,416	$671	$368	$7,455	$5,370	$782,016

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

	Pass	Special Mention	Substandard	Doubtful
(Dollars in thousands)	(1-5)	(6)	(7)	(8)	Total

September 30, 2016
Residential Real Estate 1-4 Family
First liens	$159,758	$1,942	$1,386	$-	$163,086
Junior liens and lines of credit	52,308	28	189	-	52,525
Total	212,066	1,970	1,575	-	215,611
Residential real estate - construction	7,833	-	823	-	8,656
Commercial real estate	360,788	359	14,169	-	375,316
Commercial	250,118	2,058	2,098	-	254,274
Consumer	4,719	-	-	-	4,719
Total	$835,524	$4,387	$18,665	$-	$858,576

December 31, 2015
Residential Real Estate 1-4 Family
First liens	$157,514	$2,122	$1,842	$-	$161,478
Junior liens and lines of credit	50,685	28	200	-	50,913
Total	208,199	2,150	2,042	-	212,391
Residential real estate - construction	7,386	-	502	-	7,888
Commercial real estate	319,985	6,175	14,535	-	340,695
Commercial	213,492	1,978	472	-	215,942
Consumer	5,100	-	-	-	5,100
Total	$754,162	$10,303	$17,551	$-	$782,016

The following table presents information on the Bank’s Troubled Debt Restructuring (TDR) loans:

					Troubled Debt Restructurings
					That Have Defaulted on
					Modified Terms in the
(Dollars in thousands)	Troubled Debt Restructurings				Last Twelve Months
	Number of	Recorded			Number of	Recorded
	Contracts	Investment	Performing*	Nonperforming*	Contracts	Investment
September 30, 2016
Residential real estate - construction	1	$486	$486	$-	-	$-
Residential real estate	5	879	728	151	-	-
Commercial real estate	11	12,211	10,930	1,281	1	1,281
Total	17	$13,576	$12,144	$1,432	1	$1,281

December 31, 2015
Residential real estate - construction	1	$502	$502	$-	-	$-
Residential real estate	4	654	503	151	-	-
Commercial real estate	10	12,125	12,125	-	-	-
Total	15	$13,281	$13,130	$151	-	$-

*The performing status is determined by the loan’s compliance with the modified terms.

The following table reports new TDR loans during 2016, concession granted and the recorded investment as of September  30, 2016:

	New During Period
	Number of	Pre-TDR	After-TDR	Recorded
Nine Months Ended September 30, 2016	Contracts	Modification	Modification	Investment	Concession
Commercial real estate	1	$525	$525	$515	multiple
Residential real estate	1	238	238	238	maturity
Total	2	$763	$763	$753

There were no new TDR loans made in the first nine months of 2015.

Note 7. OREO

Changes in other real estate owned during the nine months ended September 30, 2016 and 2015 were as follows:

	September 30
(Dollars in thousands)	2016	2015
Balance at January 1	$6,451	$3,666
Additions	123	3,488
Proceeds from dispositions	(625)	(129)
(Loss) gain on sales, net	(31)	32
Valuation adjustment	(46)	(250)
Balance at September 30	$5,872	$6,807

Note 8. Pension

The components of pension expense for the periods presented are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2016	2015	2016	2015
Components of net periodic cost:
Service cost	$83	$92	$247	$284
Interest cost	180	172	540	522
Expected return on plan assets	(290)	(296)	(873)	(888)
Settlement expense	225	-	225	-
Recognized net actuarial loss	120	123	351	377
Net period cost	$318	$91	$490	$295

The Bank expects its pension expense to increase to approximately $922 thousand in 2016 compared to $387 thousand in 2015. This increase is due to a pension settlement expense of approximately $564 thousand that will be recorded during the second half of 2016, as a result of lump sum distributions.  No pension contributions were made or are expected to be made in 2016.

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

The following methods and assumptions were used to estimate the fair values of the Corporation’s financial instruments at September 30, 2016 and December 31, 2015.

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

The fair value of the Corporation's financial instruments are as follows:

	September 30, 2016
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3

Financial assets:
Cash and cash equivalents	$40,594	$40,594	$40,594	$-	$-
Investment securities available for sale	155,345	155,345	250	155,095	-
Restricted stock	1,118	1,118	-	1,118	-
Loans held for sale	367	367	-	367	-
Net loans	847,891	858,095	-	-	858,095
Accrued interest receivable	3,105	3,105	-	3,105	-

Financial liabilities:
Deposits	$978,552	$978,487	$-	$978,487	$-
Accrued interest payable	137	137	-	137	-

	December 31, 2015
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3

Financial assets:
Cash and cash equivalents	$39,166	$39,166	$39,166	$-	$-
Investment securities available for sale	159,473	159,473	233	159,240	-
Restricted stock	782	782	-	782	-
Loans held for sale	461	461	-	461	-
Net loans	771,930	779,742	-	-	779,742
Accrued interest receivable	3,164	3,164	-	3,164	-

Financial liabilities:
Deposits	$918,512	$918,401	$-	$918,401	$-
Accrued interest payable	124	124	-	124	-

Recurring Fair Value Measurements

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2016 and December 31, 2015 are as follows:

(Dollars in Thousands	Fair Value at September 30, 2016
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities	$250	$-	$-	$250
U.S. Government and Agency securities	-	12,999	-	12,999
Municipal securities	-	68,080	-	68,080
Trust Preferred Securities	-	5,418	-	5,418
Agency mortgage-backed securities	-	67,379	-	67,379
Private-label mortgage-backed securities	-	1,187	-	1,187
Asset-backed securities	-	32	-	32
Total assets	$250	$155,095	$-	$155,345

(Dollars in Thousands)	Fair Value at December 31, 2015
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities	$233	$-	$-	$233
U.S. Government and Agency securities	-	13,836	-	13,836
Municipal securities	-	69,188	-	69,188
Trust Preferred Securities	-	5,289	-	5,289
Agency mortgage-backed securities	-	69,519	-	69,519
Private-label mortgage-backed securities	-	1,372	-	1,372
Asset-backed securities	-	36	-	36
Total assets	$233	$159,240	$-	$159,473

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

Nonrecurring Fair Value Measurements

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2016 and December 31, 2015 are as follows:

(Dollars in Thousands)
	Fair Value at September 30, 2016
Asset Description	Level 1	Level 2	Level 3	Total
Other real estate owned (1)	-	-	325	325
Total assets	$-	$-	$325	$325

(Dollars in Thousands)	Fair Value at December 31, 2015
Asset Description	Level 1	Level 2	Level 3	Total
Premises held-for-sale (1)	$-	$-	$225	$225
Other real estate owned (1)	-	-	6,128	6,128
Total assets	$-	$-	$6,353	$6,353
(1)	Includes assets directly charged-down to fair value during the year-to-date period.

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

The Corporation did not record any liabilities at fair value for which measurement of the fair value was made on a nonrecurring basis at September 30, 2016. For financial assets and liabilities measured at fair value on a recurring basis, there were no transfers of financial assets or liabilities between Level 1 and Level 2 during the period ending September 30, 2016.

The following table presents additional quantitative information about Level 3 assets measured at fair value on a nonrecurring basis:

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in Thousands)	at September 30, 2016
				Range
Asset Description	Fair Value	Valuation Technique	Unobservable Input	(Weighted Average)

Other real estate owned (1)	325	Appraisal	Cost to sell	8% (8%)

	at December 31, 2015
Premises held-for-sale (1)	$225	Appraisal	-	-
Other real estate owned (1)	6,128	Appraisal	Cost to sell	8% (8%)

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

The Effect of Derivative Instruments on the Statement of Income for the Nine Months Ended September  30, 2016 and 2015 follows:

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships
(Dollars in thousands)					Amount of Gain
				Location of	or (Loss)
				Gain or (Loss)	Recognized in
				Recognized in	Income on
		Location of	Amount of Gain	Income on	Derivatives
	Amount of Gain	Gain or (Loss)	or (Loss)	Derivative (Ineffective	(Ineffective Portion
	or (Loss)	Reclassified from	Reclassified from	Portion and Amount	and Amount
	Recognized in OCI	Accumulated OCI	Accumulated OCI	Excluded from	Excluded from
	net of tax on Derivative	into Income	into Income	Effectiveness	Effectiveness
Date / Type	(Effective Portion)	(Effective Portion)	(Effective Portion)	Testing)	Testing)
Interest rate contracts

Nine months ended:
September 30, 2016	$-	Interest Expense	$-	Other income (expense)	$-
September 30, 2015	$126	Interest Expense	$(160)	Other income (expense)	$-

There was no expense for the Swap in third quarter of 2015 or 2016, as the Swap matured in May, 2015.

Interest Rate Swap Agreements (“Swap Agreements”)

As of September  30, 2016, the Bank had no swap agreements outstanding. The Bank had entered into interest rate swap agreements as part of its asset/liability management program.  The swap agreements were free-standing derivatives and were recorded at fair value in the Corporation’s consolidated statements of condition.  The Bank was party to master netting arrangements with its financial institution counterparties; however, the Bank did not offset assets and liabilities under these arrangements for financial statement presentation purposes.  The master netting arrangements provided for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract.  Collateral, in the form of marketable securities, was posted by the counterparty with net liability positions in accordance with contract thresholds.

Note 11. Capital Ratios

Capital adequacy is currently defined by regulatory agencies through the use of several minimum required ratios.  In July 2013, Federal banking regulators approved the final rules from the Basel Committee on Banking Supervision for the regulation of capital requirements for bank holding companies and U.S banks, generally referred to as “Basel III.” The Basel III standards were effective for the Corporation and the Bank, effective January 1, 2015 (subject to a phase-in period for certain provisions).  Basel III imposes significantly higher capital requirements and more restrictive leverage and liquidity ratios than those previously in place.  The capital ratios to be considered “well capitalized” under Basel III are: (1) Common Equity Tier 1(CET1) of 6.5%, (2) Tier 1 Leverage of 5%, (3)Tier 1 Risk-Based Capital of 8%, and (4) Total Risk-Based Capital of 10%.  The CET1 ratio is a new capital ratio under Basel III and the Tier 1 risk-based capital ratio of 8% has been increased from 6%. The rules also include changes in the risk weights of certain assets to better reflect credit and other risk exposures. In addition, a capital conservation buffer will be phased-in beginning January 1, 2016 at 0.625%, increasing each year until fully implemented in 2019 at 2.5% above the minimum capital ratios required to avoid any capital distribution restrictions. The capital conservation buffer will be applicable to all of the capital ratios except for the Tier1 Leverage ratio. When fully implemented, the capital conservation buffer will have the effect of increasing the minimum capital ratios by 2.5%.  As of September  30, 2016, the Bank was “well capitalized’ under the

Basel III requirements and believes it would be “well capitalized” on a fully-phased in basis had such a requirement been in effect.

   The following table summarizes regulatory capital information as of September  30, 2016 and December 31, 2015 (restated) for the Corporation and the Bank.  The adequately capitalized minimum ratios, except for the Tier 1 Leverage Ratio, include the 0.625% Capital Conservation buffer effective for 2016.

			Regulatory Ratios
			Adequately	Well
			Capitalized	Capitalized
(Dollars in thousands)	September 30, 2016	December 31, 2015	Minimum	Minimum

Common Equity Tier 1 Risk-based Capital Ratio (1)
Franklin Financial Services Corporation	14.60%	14.77%	5.125%	N/A
Farmers & Merchants Trust Company	14.53%	14.76%	5.125%	6.50%

Tier 1 Risk-based Capital Ratio (2)
Franklin Financial Services Corporation	14.60%	14.77%	6.625%	N/A
Farmers & Merchants Trust Company	14.53%	14.76%	6.625%	8.00%

Total Risk-based Capital Ratio (3)
Franklin Financial Services Corporation	15.86%	16.03%	8.625%	N/A
Farmers & Merchants Trust Company	15.79%	16.02%	8.625%	10.00%

Tier 1 Leverage Ratio (4)
Franklin Financial Services Corporation	10.07%	10.38%	4.000%	N/A
Farmers & Merchants Trust Company	10.03%	10.37%	4.000%	5.00%

(1) Common equity Tier 1 capital/ total risk-weighted assets (2) Tier 1 capital / total risk-weighted assets
(3) Total risk-based capital / total risk-weighted assets, (4) Tier 1 capital / average quarterly assets

31Note 12. Reclassification

Certain prior period amounts may have been reclassified to conform to the current year presentation.  Such reclassifications did not affect the Corporation’s financial position or results of operations.

Management’s Discussion and Analysis of Results of Operations and Financial Condition

For the Three and Nine Months Ended September 30, 2016 and 2015

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

Results of Operations

Year-to-Date Summary

At September  30, 2016, total assets were $1.107 billion, an increase of $71.8 million from December 31, 2015. Net loans increased to $847.9 million and total deposits increased to $978.6 million.  The Corporation reported net income for the first nine months of 2016 of $6.4 million.  This is a 19.8%  decrease versus net income of $7.9 million for the same period in 2015.  Net income for 2016 was negatively affected by a provision for loan loss expense that was $2.3 million more than 2015, while 2015 was enhanced by two nonrecurring events that increased noninterest income by $899 thousand.  Despite the nonrecurring events in 2015, total revenue (interest income and noninterest income) for the first nine months of 2016 increased by  $471 thousand year-over-year. Interest income increased $1.6 million,  while interest expense decreased by  $158 thousand, resulting in a $1.8 million increase in net interest income. The provision for loan losses was $3.3 million for the first nine months of 2016, $2.3 million more than in 2015, as a result of loan growth and one large loan charge-off.  Noninterest income decreased $1.1 million due to the nonrecurring events in 2015, while noninterest expense increased $493 thousand. Income tax expense decreased from $1.8 million in 2015 to $1.2 million in 2016. The effective tax rate decreased from 18.3% in 2015 to 15.8% in 2016. Diluted earnings per share decreased to $1.48 in 2016 from $1.87 in 2015.

Key performance ratios as of, or for the nine months ended September 30, 2016 and 2015 and the year ended December 31, 2015 are listed below:

	September 30	December 31	September 30
	2016	2015	2015
(Dollars in thousands, except per share)

Balance Sheet Highlights
Total assets	$1,107,120	$1,035,295	$1,036,323
Investment securities	155,345	159,473	169,516
Loans, net	847,891	771,930	760,802
Deposits	978,552	918,512	917,447
Shareholders' equity	116,879	111,376	110,113

Summary of Operations
Interest income	$27,434	$34,615	$25,823
Interest expense	1,656	2,371	1,814
Net interest income	25,778	32,244	24,009
Provision for loan losses	3,325	1,285	1,035
Net interest income after provision for loan losses	22,453	30,959	22,974
Noninterest income	8,613	12,652	9,753
Noninterest expense	23,505	31,136	23,012
Income before income taxes	7,561	12,475	9,715
Income tax	1,198	2,271	1,778
Net income	$6,363	$10,204	$7,937

Performance Measurements
Return on average assets*	0.79%	1.00%	1.04%
Return on average equity*	7.42%	9.52%	10.00%
Return on average tangible assets (1)*	0.79%	1.02%	1.06%
Return on average tangible equity (1)*	8.05%	10.52%	11.07%
Efficiency ratio (1)	65.21%	67.39%	66.59%
Net interest margin	3.61%	3.59%	3.59%
Current dividend yield*	3.46%	3.23%	3.32%
Dividend payout ratio	41.14%	30.76%	29.36%

Shareholders' Value (per common share)
Diluted earnings per share	$1.48	$2.40	$1.87
Basic earnings per share	1.48	2.40	1.87
Regular cash dividends paid	0.61	0.74	0.55
Book value	27.19	26.05	25.85
Tangible book value (1)	25.09	23.94	23.73
Market value	24.31	23.50	22.90
Market value/book value ratio	89.41%	90.21%	88.59%
Market value/tangible book value ratio	96.89%	98.16%	96.50%
Price/earnings multiple*	12.34	9.79	9.20

Safety and Soundness
Risk-based capital ratio (Total)	15.86%	16.03%	15.69%
Leverage ratio (Tier 1)	10.07%	10.38%	10.33%
Common equity ratio (Tier 1)	14.60%	14.77%	14.44%
Nonperforming loans/gross loans	0.69%	0.73%	0.80%
Nonperforming assets/total assets	1.07%	1.18%	1.25%
Allowance for loan losses as a % of loans	1.24%	1.29%	1.28%
Net charge-offs/average loans*	0.44%	0.04%	0.05%

Trust assets under management (fair value)	$617,289	$586,664	$569,484

*Annualized

(1)	See the section titled “GAAP versus Non-GAAP Presentation” that follows.

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

(Dollars in thousands, except per share)	Nine months ended		Nine months ended
	September 30, 2016	December 31, 2015	September 30, 2015
Return on Average Tangible Assets (non-GAAP)
Net income	$6,363	$10,204	$7,937
Plus intangible amortization (net of tax)	-	119	119
Net income (non-GAAP)	6,363	10,323	8,056

Average assets	1,079,250	1,021,275	1,017,853
Less average intangible assets	(9,016)	(9,066)	(9,116)
Average assets (non-GAAP)	1,070,234	1,012,209	1,008,737

Return on average tangible assets (non-GAAP)	0.79%	1.02%	1.06%

Return on Tangible Equity (non-GAAP)
Net income	$6,363	$10,204	$7,937
Plus intangible amortization (net of tax)	-	119	119
Net income (non-GAAP)	6,363	10,323	8,056

Average shareholders' equity	114,363	107,175	106,109
Less average intangible assets	(9,016)	(9,066)	(9,116)
Average shareholders' equity (non-GAAP)	105,347	98,109	96,993

Return on average tangible equity (non-GAAP)	8.05%	10.52%	11.07%

Tangible Book Value (per share) (non-GAAP)
Shareholders' equity	$116,879	$111,376	$110,113
Less intangible assets	(9,016)	(9,016)	(9,016)
Shareholders' equity (non-GAAP)	107,863	102,360	101,097

Shares outstanding (in thousands)	4,299	4,276	4,260

Tangible book value (non-GAAP)	25.09	23.94	23.73

Efficiency Ratio
Noninterest expense	$23,505	$31,136	$23,012

Net interest income plus noninterest income	34,391	44,896	33,762
Plus tax equivalent adjustment to net interest income	1,626	2,023	1,512
Less net securities gains (losses), and OTTI	(26)	716	716
Net interest income plus noninterest income	36,043	46,203	34,558

Efficiency ratio	65.21%	67.39%	66.59%

Comparison of the three months ended September  30, 2016 to the three months ended September  30, 2015:

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

Tax equivalent net interest income increased $699 thousand to $9.4 million in the third quarter of 2016 compared to $8.7 million in the same period in 2015.  Balance sheet volume contributed $853 thousand to this increase, but was reduced by $154 thousand due to lower rates.

The following table presents average balances, tax-equivalent (T/E) interest income, and yields earned or rates paid on the assets or liabilities.  All nontaxable interest income has been adjusted to a tax-equivalent basis using a tax rate of 34%.

	For the Three Months Ended September 30,
	2016			2015

	Average	Income or	Average	Average	Income or	Average
(Dollars in thousands)	balance	expense	yield/rate	balance	expense	yield/rate

Interest-earning assets:
Interest-bearing obligations of other
banks and federal funds sold	$32,055	$79	0.98%	$37,098	$66	0.71%
Investment securities:
Taxable	107,998	571	2.10%	118,218	587	1.97%
Tax Exempt	52,444	533	4.07%	55,388	603	4.36%
Investments	160,442	1,104	2.74%	173,606	1,190	2.72%
Loans:
Commercial, industrial and agricultural	691,245	7,135	4.04%	599,337	6,316	4.13%
Residential mortgage	76,776	763	3.98%	81,182	819	4.02%
Home equity loans and lines	71,990	777	4.29%	66,023	731	4.39%
Consumer	4,785	64	5.32%	5,759	93	6.41%
Loans	844,796	8,739	4.06%	752,301	7,959	4.16%

Total interest-earning assets	1,037,293	$9,922	3.81%	963,005	$9,215	3.80%
Other assets	67,808			67,315
Total assets	$1,105,101			$1,030,320

Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$259,986	$87	0.13%	$226,846	69	0.12%
Money Management	394,866	341	0.34%	382,202	327	0.34%
Savings	73,814	14	0.08%	67,664	12	0.07%
Time	79,084	117	0.59%	91,060	146	0.64%
Total interest-bearing deposits	807,750	559	0.28%	767,772	554	0.29%

Other borrowings	3,190	4	0.54%	1,452	1	0.35%
Total interest-bearing liabilities	810,940	563	0.28%	769,224	555	0.29%
Noninterest-bearing deposits	174,131			147,325
Other liabilities	3,860			5,819
Shareholders' equity	116,170			107,952
Total liabilities and shareholders' equity	$1,105,101			$1,030,320
T/E net interest income/Net interest margin		9,359	3.59%		8,660	3.57%
Tax equivalent adjustment		(574)			(495)
Net interest income		$8,785			$8,165

Provision for Loan Losses

Provision expense for the third quarter was $1.1 million, compared to $400 thousand in 2015.    The increase in the provision expense was due to a higher level of charge-offs and growth in the loan portfolio.    For more information refer to the Loan Quality and Allowance for Loan Losses discussion in the Financial Condition section.

Noninterest Income

For the third quarter of 2016, noninterest income decreased $180 thousand from the same period in 2015.  Investment and trust service fees increased due to an increase in recurring fee income in 2016.  Loan service charges decreased due to higher volume of prepayment penalties during the third quarter of 2015.  The change in debit card income was due to increased usage by customers in the third quarter of 2016, compared to the same period in 2015. The loss on the sale of other real estate owned was from the sale of three properties in 2016 compared to none in 2015. The Corporation recorded an other than temporary impairment (OTTI) charge in 2016 a none in 2015.  Other income was higher in 2015, due to a $103 thousand gain from the proceeds of a bank owned life insurance policy.

The following table presents a comparison of noninterest income for the three months ended September 30, 2016 and 2015.

	For the Three Months Ended
	September 30		Change
(Dollars in thousands)	2016	2015	Amount	%
Noninterest Income
Investment and trust services fees	$1,211	$1,154	$57	4.9
Loan service charges	102	288	(186)	(64.6)
Deposit service charges and fees	635	623	12	1.9
Other service charges and fees	325	309	16	5.2
Debit card income	373	346	27	7.8
Increase in cash surrender value of life insurance	131	137	(6)	(4.4)
Net (loss) gain on sale of other real estate owned	(20)	-	(20)	N/A
OTTI losses on debt securities	(10)	-	(10)	N/A
Other	56	126	(70)	(55.6)
Total noninterest income	$2,803	$2,983	$(180)	(6.0)

Noninterest Expense

Noninterest expense for the third quarter of 2016 increased $117 thousand compared to the same period in 2015.  The increase in salaries and benefits was primarily due to a $147 thousand increase in salary expense due to merit increases and increased staffing levels and a $227 thousand increase in pension expense due to pension settlement expenses compared to the same period in 2015.  Legal and professional fees increased due to fees associated with a lawsuit brought against the Corporation in 2015.  This lawsuit was more thoroughly described on a Form 8-K that was filed on July 29, 2016.  It is expected that the Corporation will incur additional legal expenses until this lawsuit is resolved. Foreclosed real estate expense decreased due to $250 thousand write down on other real estate owned (OREO) property in 2015.

The following table presents a comparison of noninterest expense for the three months ended September  30, 2016 and 2015:

	For the Three Months Ended
(Dollars in thousands)	September 30		Change
Noninterest Expense	2016	2015	Amount	%
Salaries and benefits	$4,566	$4,214	$352	8.4
Net occupancy expense	556	535	21	3.9
Furniture and equipment expense	221	232	(11)	(4.7)
Advertising	296	336	(40)	(11.9)
Legal and professional fees	423	311	112	36.0
Data processing	539	524	15	2.9
Pennsylvania bank shares tax	203	206	(3)	(1.5)
FDIC insurance	188	170	18	10.6
ATM/debit card processing	214	193	21	10.9
Foreclosed real estate	18	322	(304)	(94.4)
Telecommunications	91	145	(54)	(37.2)
Other	665	675	(10)	(1.5)
Total noninterest expense	$7,980	$7,863	$117	1.5

Provision for Income Taxes

For the third quarter of 2016, the Corporation recorded a Federal income tax expense of $383 thousand compared to $306 thousand for the same quarter in 2015. The effective tax rate was 15.6% for the third quarter of 2016 compared to 10.6% for the same period in 2015.  The increase was due to a reduction in pretax income in 2016 from increased provision expense. In addition, the 2015 rate was lower than normal due to the reversal of $250 thousand of the valuation allowance on the deferred tax asset due to the large security gain on the conversion of Integrity Bancshares.  Without this reversal, the effective tax rate would have been 19.3% in 2015. The variances from the federal statutory rate are generally due to tax-exempt income from investments, loans and bank-owned life insurance. All taxable income for the Corporation is taxed at a rate of 34%.

Comparison of the nine months ended September  30, 2016 to the nine months ended September  30, 2015:

Net Interest Income

Tax equivalent net interest income increased $1.9 million to $27.4 million in 2016 compared to $25.5 million in 2015.  Balance sheet volume contributed $2.3 million to this increase, but this was reduced by $369 thousand due to lower rates.  See the Financial Condition discussion for changes in the composition of the balance sheet.

llowing table presents average balances, tax-equivalent (T/E) interest income, and yields earned or rates paid on the assets or liabilities.  All nontaxable interest income has been adjusted to a tax-equivalent basis using a tax rate of 34%.

	For the Nine Months Ended September 30,
	2016			2015

	Average	Income or	Average	Average	Income or	Average
(Dollars in thousands)	balance	expense	yield/rate	balance	expense	yield/rate

Interest-earning assets:
Interest-bearing obligations of other
banks and federal funds sold	$34,639	$220	0.85%	$40,730	$192	0.63%
Investment securities:
Taxable	107,310	1,741	2.17%	120,054	1,895	2.11%
Tax Exempt	51,864	1,618	4.16%	55,186	1,828	4.42%
Investments	159,174	3,359	2.82%	175,240	3,723	2.84%
Loans:
Commercial, industrial and agricultural	665,302	20,683	4.09%	583,151	18,463	4.18%
Residential mortgage	77,467	2,318	3.99%	80,996	2,479	4.07%
Home equity loans and lines	71,443	2,288	4.28%	64,534	2,185	4.53%
Consumer	4,861	192	5.28%	6,237	293	6.28%
Loans	819,073	25,481	4.10%	734,918	23,420	4.22%

Total interest-earning assets	1,012,886	$29,060	3.83%	950,888	$27,335	3.84%
Other assets	66,364			66,965
Total assets	$1,079,250			$1,017,853

Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$250,390	$239	0.13%	$219,863	189	0.11%
Money Management	392,050	1,007	0.34%	383,011	1,128	0.39%
Savings	72,368	41	0.08%	65,558	36	0.07%
Time	81,960	363	0.59%	93,791	460	0.66%
Total interest-bearing deposits	796,768	1,650	0.28%	762,223	1,813	0.32%

Securities sold under agreements to repurchase	-	-	-	33	-	0.15%
Other borrowings	1,597	6	0.56%	497	1	0.35%
Total interest-bearing liabilities	798,365	1,656	0.28%	762,753	1,814	0.32%
Noninterest-bearing deposits	161,727			142,070
Other liabilities	4,795			6,921
Shareholders' equity	114,363			106,109
Total liabilities and shareholders' equity	$1,079,250			$1,017,853
T/E net interest income/Net interest margin		27,404	3.61%		25,521	3.59%
Tax equivalent adjustment		(1,626)			(1,512)
Net interest income		$25,778			$24,009

Provision for Loan Losses

Provision expense for the first nine months of 2016 was $3.3 million, compared to $1.0 million in 2015. The increase in the provision expense was due to a higher level of charge-offs and growth in the loan portfolio compared.    For more information refer to the Loan Quality and Allowance for Loan Losses discussion in the Financial Condition section.

Noninterest Income

For the first nine months of 2016, noninterest income decreased $1.1 million from the same period in 2015.  Investment and trust service fees decreased due to a decline in estate fees and insurance commissions from 2015 to 2016.  Loan service charges decreased due to less loan prepayment fees in 2016, compared to 2015.  Deposit service charges increased due to increased enrollment and use of the Bank’s overdraft program.  The change in debit card income was due to increased usage by customers in 2016.  During 2016, five properties held as other real estate owned were sold with a total net loss, compared to one property sold at a gain in 2015.  The Corporation recorded a nonrecurring gain on the conversion of an investment security in 2015.  Other income in 2015 included a $171 thousand gain from an investment the Corporation owned in an offshore insurance company that liquidated and paid out the investors.

The following table presents a comparison of noninterest income for the nine months ended September 30, 2016 and 2015.

	For the Nine Months Ended
	September 30		Change
(Dollars in thousands)	2016	2015	Amount	%
Noninterest Income
Investment and trust services fees	$3,683	$3,805	$(122)	(3.2)
Loan service charges	518	784	(266)	(33.9)
Deposit service charges and fees	1,815	1,700	115	6.8
Other service charges and fees	941	916	25	2.7
Debit card income	1,095	1,021	74	7.2
Increase in cash surrender value of life insurance	399	416	(17)	(4.1)
Net (loss) gain on sale of other real estate owned	(31)	32	(63)	(196.9)
OTTI losses on debt securities	(30)	(20)	(10)	50.0
Gain on conversion of investment security	-	728	(728)	(100.0)
Securities gains, net	4	8	(4)	(50.0)
Other	219	363	(144)	(39.7)
Total noninterest income	$8,613	$9,753	$(1,140)	(11.7)

Noninterest Expense

Noninterest expense for the first nine months of 2016 increased $493 thousand compared to the same period in 2015.  The increase in salaries and benefits was primarily due to a $436 thousand increase in salary expense due to merit increases and increased staffing levels, a $194 thousand increase in pension expense due to pension settlement expenses and $88 thousand for stock option compensation.  Legal and professional fees increased due to fees associated with a lawsuit brought against the Corporation in 2015.  This lawsuit was more thoroughly described on a Form 8-K that was filed on July 29, 2016.  It is expected that the Corporation will incur additional legal expenses until this lawsuit is resolved. The shares tax increase was due to growth in the Bank’s balance sheet and shareholders’ equity that resulted in a higher premium. Intangible amortization expense decreased as the core deposit intangible was fully amortized as of June 2015.  ATM/Debit card processing increased due to the purchase of EMV debit card inventory.    Foreclosed real estate expense decreased in 2016, due to a $250 thousand write-down on one property in 2015.  Other expense decreased due to a one-time expense taken in 2015 to fund a deferred director’s compensation plan and several one-time expenses the Bank took in 2015 related to branch assets taken out of service.

The following table presents a comparison of noninterest expense for the nine months ended September  30, 2016 and 2015:

	For the Nine Months Ended
(Dollars in thousands)	September 30		Change
Noninterest Expense	2016	2015	Amount	%
Salaries and benefits	$13,282	$12,500	$782	6.3
Net occupancy expense	1,708	1,706	2	0.1
Furniture and equipment expense	655	702	(47)	(6.7)
Advertising	839	807	32	4.0
Legal and professional fees	1,114	811	303	37.4
Data processing	1,540	1,547	(7)	(0.5)
Pennsylvania bank shares tax	699	608	91	15.0
Intangible amortization	-	181	(181)	(100.0)
FDIC insurance	514	479	35	7.3
ATM/debit card processing	642	566	76	13.4
Foreclosed real estate	93	341	(248)	(72.7)
Telecommunications	300	379	(79)	(20.8)
Other	2,119	2,385	(266)	(11.2)
Total noninterest expense	$23,505	$23,012	$493	2.1

Provision for Income Taxes

For the first nine months of 2016, the Corporation recorded a Federal income tax expense of $1.2 million compared to $1.8 million for the same period in 2015. The effective tax rate was 15.8% for the first nine months of 2016 compared to 18.3% for the same period in 2015.  The decrease in 2016 was due to a reduction in pretax income from increased provision expense. In addition, the 2015 rate was lower than normal due to the reversal of $250 thousand of the valuation allowance on the deferred tax asset, due to the large security gain on the conversion of Integrity Bancshares, established in prior years on other than temporary impairment charges in the equity portfolio.  Without this reversal, the effective tax rate would have been 20.9% in 2015.   The variances from the federal statutory rate are generally due to tax-exempt income from investments, loans and bank-owned life insurance. All taxable income for the Corporation is taxed at a rate of 34%.

Financial Condition

Summary:

At September 30, 2016, assets totaled $1.107 billion, an increase of $71.8 million from the 2015 year-end balance of $1.035 billion. Investment securities decreased $4.1 million, while net loans increased $76.0 million (9.8%) due to growth in the commercial loan portfolio. Deposits increased  $60.0 million (6.5%) during the first nine months of 2016 due to increases in every deposit category except time deposits. Shareholders’ equity increased $5.5 million during the first nine months as retained earnings increased $3.7 million, accumulated other comprehensive loss decreased  $1.2 million and the Corporation’s Dividend Reinvestment Plan (DRIP) added an additional $1.1 million in new capital.

Cash and Cash Equivalents:

Cash and cash equivalents totaled $40.6 million at September 30, 2016,  an increase of $1.4 million from the prior year-end balance of $39.2 million.  Interest-bearing deposits are held primarily at the Federal Reserve ($1.1 million) and in short-term bank owned certificates of deposit ($22.6 million).

Investment Securities:

The investment portfolio has decreased $5.7 million on a cost basis, since year-end 2015. The composition of the portfolio has remained consistent with municipal securities and U.S. Agency mortgage-backed securities comprising the greatest portion of the portfolio at approximately 44% and 43% of the portfolio fair value, respectively. The Bank invested $16.6 million during the first nine months of 2016 with the purchases spread between, U.S. Agency mortgage-backed securities and municipal securities.  The average life of the portfolio was 3.74 years.

The investment portfolio had a net unrealized gain of $2.7 million at September 30, 2016 compared to $1.1 million at the prior year-end. The increase in the unrealized gain is due primarily to the decline in intermediate and long term interest rates.  The portfolio averaged $159.2 million with a yield of 2.82% for the first nine months of 2016. This compares to an average of $175.2 million and a yield of 2.84% for the same period in 2015.

The Bank holds only one equity security, a Pennsylvania community bank. The municipal bond portfolio is well diversified geographically (issuers from within 28 states) and is comprised primarily of general obligation bonds (75%).  Many municipal bonds have credit enhancements in the form of private bond insurance or other credit support. The largest geographic municipal bond exposure is to 16 issuers in the state of Pennsylvania with a fair value of $9.0 million and 14 issuers in the state of Texas with a fair value of $8.7 million. The average rating of the municipal portfolio from Moody’s is Aa2. It contains $68.1 million of bonds rated A3 or higher and one bond of $600 thousand that is not rated by Moody’s rating agency.  No municipal bonds are rated below investment grade.

The holdings of trust preferred investments and private-label mortgage-backed securities (PLMBS) are unchanged since year-end and are detailed in separate tables.

The amortized cost and estimated fair value of investment securities available for sale as of September 30, 2016 and December 31, 2015 is as follows:

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
September 30, 2016	cost	gains	losses	value
Equity securities	$164	$86	$-	$250
U.S. Government and Agency securities	12,728	292	(21)	12,999
Municipal securities	66,248	1,924	(92)	68,080
Trust preferred securities	5,973	-	(555)	5,418
Agency mortgage-backed securities	66,369	1,089	(79)	67,379
Private-label mortgage-backed securities	1,137	57	(7)	1,187
Asset-backed securities	34	-	(2)	32
	$152,653	$3,448	$(756)	$155,345

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
December 31, 2015	cost	gains	losses	value
Equity securities	$164	$69	$-	$233
U.S. Government and Agency securities	13,705	164	(33)	13,836
Municipal securities	67,851	1,555	(218)	69,188
Trust preferred securities	5,958	-	(669)	5,289
Agency mortgage-backed securities	69,284	621	(386)	69,519
Private-label mortgage-backed securities	1,335	39	(2)	1,372
Asset-backed securities	38	-	(2)	36
	$158,335	$2,448	$(1,310)	$159,473

The investment portfolio contained fifty securities with $29.0 million of temporarily impaired fair value and $756 thousand in unrealized losses at September 30, 2016. The total unrealized loss position has improved from a $1.3 million unrealized loss at year-end 2015.

For securities with an unrealized loss, Management applies a systematic methodology in order to perform an assessment of the potential for other-than-temporary impairment.  In the case of debt securities, investments considered for other-than-temporary impairment: (1) had a specified maturity or repricing date; (2) were generally expected to be redeemed at par, and (3) were expected to achieve a recovery in market value within a reasonable period of time. In addition, the Bank considers whether it intends to sell these securities or whether it will be forced to sell these securities before the earlier of amortized cost recovery or maturity. Equity securities are assessed for other-than-temporary impairment based on the length of time of impairment, dollar amount of the impairment and general market and financial conditions relating to specific issues.  The impairment identified on debt and equity securities and subject to assessment at September 30, 2016, was deemed to be temporary and required no further adjustments to the financial statements, unless otherwise noted.

The following table reflects temporary impairment in the investment portfolio (excluding restricted stock), aggregated by investment category, length of time that individual securities have been in a continuous unrealized loss position and the number of securities in each category as of September 30, 2016 and December 31, 2015:

	September 30, 2016
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Government and Agency securities	$-	$-	-	$3,486	$(21)	10	$3,486	$(21)	10
Municipal securities	2,657	(7)	5	2,275	(85)	3	4,932	(92)	8
Trust preferred securities	-	-	-	5,418	(555)	7	5,418	(555)	7
Agency mortgage-backed securities	8,900	(35)	12	5,998	(44)	11	14,898	(79)	23
Private-label mortgage-backed securities	310	(7)	1	-	-	-	310	(7)	1
Asset-backed securities	-	-	-	4	(2)	1	4	(2)	1
Total temporarily impaired securities	$11,867	$(49)	18	$17,181	$(707)	32	$29,048	$(756)	50

	December 31, 2015
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Government and Agency securities	$479	$(1)	3	$4,364	$(32)	10	$4,843	$(33)	13
Municipal securities	5,806	(35)	8	4,785	(183)	7	10,591	(218)	15
Trust preferred securities	-	-	-	5,289	(669)	7	5,289	(669)	7
Agency mortgage-backed securities	18,977	(215)	29	7,394	(171)	13	26,371	(386)	42
Private-label mortgage-backed securities	-	-	-	246	(2)	1	246	(2)	1
Asset-backed securities	-	-	-	5	(2)	1	5	(2)	1
Total temporarily impaired securities	$25,262	$(251)	40	$22,083	$(1,059)	39	$47,345	$(1,310)	79

The unrealized loss in the municipal bond portfolio decreased to $92 thousand from $218 thousand at December 31, 2015 as market prices improved during the quarter.  There are three securities in this portfolio with an unrealized loss and the loss in this portfolio is deemed to be non-credit related and no other-than-temporary impairment charges have been recorded.

The trust preferred portfolio contains seven securities with a fair value of $5.4 million and an unrealized loss of $555 thousand The trust-preferred securities held by the Bank are single entity issues, not pooled trust preferred securities.  Therefore, the impairment review of these securities is based only on the issuer and the security cannot be impaired by the performance of other issuers as if it was a pooled trust-preferred bond. All of the Bank’s trust preferred securities are single issue, variable rate notes with long maturities (2027 – 2028).  None of these bonds have suspended or missed a dividend payment. At September 30, 2016, the Bank believes it will be able to collect all interest and principal due on these bonds and no other-than-temporary-impairment charges were recorded.

There is one PLMBS bond showing a small unrealized loss of $7 thousand.  However, the PLMBS sector as a whole is showing an unrealized gain of $50 thousand at quarter end.  This is primarily a result of the cumulative OTTI charges recorded on this portfolio.  Due to the nature of these bonds, they are evaluated closely. These bonds were all rated AAA at time of purchase, but have since experienced rating declines. Some have experienced increased delinquencies and defaults, while others have seen the credit support increase as the bonds paid-down. The Bank monitors the performance of the PLMBS investments on a regular basis and reviews delinquencies, default rates, credit support levels and various cash flow stress test scenarios. In determining the credit related loss, Management considers all principal past due 60 days or more as a loss. If additional principal moves beyond 60 days past due, it will also be considered a loss.  The Bank recorded a $30 thousand impairment charge during the first nine months of 2016 and has recorded $585 thousand of cumulative impairment charges on this portfolio. Management continues to monitor these securities and it is possible that additional write-downs may occur if current loss trends continue.

The Bank held $1.1 million of restricted stock at September 30, 2016.  Except for $30 thousand, this investment represents stock in FHLB Pittsburgh. The Bank is required to hold this stock to be a member of FHLB and it is carried at cost of $100 per share. The level of FHLB stock held is determined by FHLB and is comprised of a minimum membership amount plus a variable activity amount. FHLB stock is evaluated for impairment primarily based on an assessment of the ultimate recoverability of its cost. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support its operations.  There is not a public market for FHLB stock and the benefits of FHLB membership (e.g., liquidity and low cost funding) add value to the stock beyond purely financial measures. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment.

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

Total residential real estate loans increased $3.2 million over 2015, primarily in the commercial first lien and consumer junior liens and lines of credit categories due to a home equity special promotion in 2015 and 2016.  For the first nine months of 2016, the Bank originated $10.2 million in mortgages, including approximately $6.6 million for a fee through a third party brokerage agreement. The Bank does not originate or hold any loans that would be considered sub-prime or Alt-A, and does not generally originate mortgages outside of its primary market area.

Residential real estate construction:  The largest component of this category represents loans to residential real estate developers ($7.1 million), while loans for individuals to construct personal residences totaled $1.6 million at September 30, 2016.  The Bank’s exposure to residential construction loans is concentrated primarily in south central Pennsylvania.

Real estate construction loans, including residential real estate and land development loans, occasionally provide an interest reserve in order to assist the developer during the development stage when minimal cash flow is generated. All real estate construction loans are underwritten in the same manner, regardless of the use of an interest reserve. At September 30, 2016, the Bank had $7.3 million in residential real estate construction loans funded with an interest reserve and capitalized $93 thousand of interest from these reserves on active projects.  Real estate construction loans are monitored on a regular basis by either an independent third party inspector or the assigned loan officer depending on loan amount or complexity of the project. This monitoring process includes at a minimum, the submission of invoices and AIA documents of costs incurred by the borrower, on-site inspections, and a signature by the assigned loan officer for disbursement of funds.

Commercial real estate (CRE): This category includes commercial, industrial, farm and agricultural loans, where real estate serves as the primary collateral for the loans. Total commercial real estate loans increased to $375.3 million from $340.7 million at the end of 2015, an increase of $34.6 million.  The increases were primarily in commercial construction and multi-family units. The largest sectors (by collateral) in the commercial real estate category are: office buildings ($57.7 million), hotels and motels ($45.7 million), land development ($42.9 million), apartment units ($37.3 million), and auto dealerships ($32.8 million).

Commercial (C&I):  This category includes commercial, industrial, farm, agricultural, and municipal loans.  C&I loans increased $38.3 million to $254.3 million at September 30, 2016, compared to $215.9 million at the end of 2015, primarily in the municipal loan portfolio. The largest sectors (by industry) in the commercial loan category are: retail trade ($25.3 million), manufacturing ($15.8 million) and health care ($15.6 million).  At September 30, 2016, the Bank had $137.8 million in municipal loans. The Bank is very active in its market in pursuing commercial lending opportunities, but has historically supplemented in-market growth with purchased loan participations, when appropriate. The Bank purchases commercial loan participations in an effort to increase its commercial lending and diversify its loan mix, both geographically and by industry sector.  Purchased loans are originated primarily within the south central Pennsylvania market and are purchased from only a few select counter parties. For the first nine months of 2016, the Bank purchased $12.2 million of loan participations and commitments.  At September  30, 2016, the Bank held $132.0 million in purchased loan participations in its portfolio.

Consumer loans decreased $381 thousand due primarily to regular payments and maturities. The majority of the Bank’s consumer loans, approximately $3.0 million, are personal lines of credit. The Bank believes the consumer portfolio will continue to decline.

The following table presents a summary of loans outstanding, by primary collateral as of:

			Change
(Dollars in thousands)	September 30, 2016	December 31, 2015	Amount	%
Residential Real Estate 1-4 Family
Consumer first liens	$99,571	$103,698	$(4,127)	(4.0)
Commercial first lien	63,515	57,780	5,735	9.9
Total first liens	163,086	161,478	1,608	1.0

Consumer junior liens and lines of credit	46,688	44,996	1,692	3.8
Commercial junior liens and lines of credit	5,837	5,917	(80)	(1.4)
Total junior liens and lines of credit	52,525	50,913	1,612	3.2
Total residential real estate 1-4 family	215,611	212,391	3,220	1.5

Residential real estate - construction
Consumer	1,589	545	1,044	191.6
Commercial	7,067	7,343	(276)	(3.8)
Total residential real estate construction	8,656	7,888	768	9.7

Commercial real estate	375,316	340,695	34,621	10.2
Commercial	254,274	215,942	38,332	17.8
Total commercial	629,590	556,637	72,953	13.1

Consumer	4,719	5,100	(381)	(7.5)
	858,576	782,016	76,560	9.8
Less: Allowance for loan losses	(10,685)	(10,086)	(599)	5.9
Net Loans	$847,891	$771,930	$75,961	9.8

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

Watch list loans exhibit financial weaknesses that increase the potential risk of default or loss to the Bank. However, inclusion on the watch list, does not by itself, mean a loss is certain. The watch list totaled $23.1 million at quarter end and includes both performing and nonperforming loans.  It is comprised of $4.4 million rated 6 and $18.7 million rated 7. The Bank has no loans rated 8-doubtful or 9-loss. The watch list totaled $27.3 million at June 30, 2016 and $27.9 million at the prior year-end. The decrease in the watch list from year-end, and the prior quarter  is due primarily to a $5.6 million credit (year-end balance) that was partially charged-off in 2016 and sold during the third quarter of 2016 (see the Allowance for Loan Losses discussion).  The credit composition of the portfolio, by primary collateral is shown in Note 7 of the accompanying financial statements. The Bank’s Loan Management Committee reviews these loans and risk ratings on a quarterly basis in order to proactively identify and manage problem loans. In addition, a committee meets monthly to discuss possible workout strategies for OREO and all credits rated 7 or worse. Management also tracks other commercial loan risk measurements including high loan to value loans, concentrations, participations and policy exceptions and reports these to the Credit Risk Oversight Committee of the Board of Directors. The Bank also uses a third-party consultant to assist with internal loan review with a goal of reviewing 60% of commercial loans each year. The FDIC defines certain supervisory loan-to-value lending limits.  The Bank’s internal loan–to-value limits are all equal to, or have a lower loan-to-value limit, than the supervisory limits.  At September 30, 2016, the Bank had loans of $18.5 million that exceeded the supervisory limit.

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

Loan quality, as measured by the balance of nonperforming loans, has declined from year-end.  The following table presents a summary of nonperforming assets:

(Dollars in thousands)	September 30, 2016	December 31, 2015

Nonaccrual loans
Residential Real Estate 1-4 Family
First liens	$422	$806
Junior liens and lines of credit	96	105
Total	518	911
Residential real estate - construction	545	502
Commercial real estate	4,156	3,681
Commercial	24	276
Total nonaccrual loans	5,243	5,370

Loans past due 90 days or more and not included above
Residential Real Estate 1-4 Family
First liens	38	214
Junior liens and lines of credit	61	-
Total	99	214
Residential real estate - construction	-	-
Commercial real estate	568	152
Commercial	26	-
Consumer	-	2
Total loans past due 90 days or more and still accruing	693	368

Total nonperforming loans	5,936	5,738

Other real estate owned	5,872	6,451
Total nonperforming assets	$11,808	$12,189

Nonperforming loans to total gross loans	0.69%	0.73%
Nonperforming assets to total assets	1.07%	1.18%
Allowance for loan losses to nonperforming loans	180.00%	175.78%

The following table identifies the most significant loans in nonaccrual status. These three nonaccrual loans account for 80% of the total nonaccrual balance. The table also indicates those significant nonaccrual loans that are classified as troubled debt restructurings (TDR). A TDR loan is maintained on nonaccrual status until a satisfactory repayment history is established.  All loans on the watch list that are not on nonaccrual or past due 90 days more are considered potential problem loans. Potential problem loans at September 30, 2016 totaled $17.1 million compared to $22.1 million at year-end 2015.

		ALL	Nonaccrual	TDR			Last
(Dollars in thousands)	Balance	Reserve	Date	Status	Collateral	Location	Appraisal(1)

Credit 1 - Residential real estate	1,755	-	Mar-12	Y	1st and 2nd liens on commercial real estate, residential real estate and business assets	PA	Jan-16	$3,810

Credit 2 - Commercial real estate	1,138	-	Dec-14	N	Hotel and entertainment complex	PA	Apr-16	$4,200

Credit 3 - Agricultural	1,281	-	Sep-16	Y	1st lien on farmland	PA	Jul-14	$2,391
	$4,174	$-

(1) Appraisal value, as reported, does not reflect the pay-off of any senior liens or the cost to liquidate the collateral, but does reflect only the Bank’s share of the collateral if it is a participated loan.

Credit 1 is a TDR that is performing in accordance with the modified terms. Credit 2 is a hotel and entertainment complex being operated as part of an estate liquidation and is currently listed for sale. Credit 3is a new nonaccrual loan as a result of a TDR default.

In addition to monitoring nonaccrual loans, the Bank also closely monitors impaired loans and troubled debt restructurings (TDR).  A loan is considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all interest and principal payments due according to the originally contracted terms of the loan agreement.  Nonaccrual loans and TDR loans are always considered impaired. For impaired commercial loans with balances less than $250 thousand and all consumer purpose loans, a specific reserve analysis is not performed and these loans are added to the general allocation pool. In accordance with financial accounting standards, TDR loans are always considered impaired until they are paid off.  However, an impaired TDR loan can be a performing loan. Impaired loans totaled $15.7 million at quarter-end compared to $16.8 million at year-end 2015.

A loan is considered a troubled debt restructuring (TDR) if the creditor (the Bank), for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. These concessions may include lowering the rate, extending the maturity, reamortization of the payment, or a combination of multiple concessions.   The Bank reviews all loans rated 6 or worse when it is providing a loan restructure, modification or new credit facility to determine if the action is a TDR.  If a TDR loan is placed on nonaccrual status, it remains on nonaccrual status for at least six months to ensure performance. All TDR loans are in compliance with their modified terms. See Note 6 in the accompanying financial statements for information on TDR loans in the portfolio.

The following table shows the composition of impaired loans as of:

	September 30, 2016
(Dollars in thousands)	Nonaccrual		Accruing	Total
	Non-TDR	TDR	TDR	Impaired
Residential Real Estate 1-4 Family
First liens	$271	$151	$728	$1,150
Junior liens and lines of credit	96	-	-	96
Total	367	151	728	1,246
Residential real estate - construction	59	486	-	545
Commercial real estate	1,604	2,551	9,660	13,815
Commercial	24	-	-	24
Total	$2,054	$3,188	$10,388	$15,630

Allowance for Loan Losses:

Management performs a quarterly evaluation of the adequacy of the allowance for loan losses (ALL). The ALL is determined by segmenting the loan portfolio based on the loan’s collateral. The Bank further classifies the portfolio based on the primary purpose of the loan, either consumer or commercial.  When calculating the ALL, consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, historical charge-offs, the adequacy of the underlying collateral (if collateral dependent) and other relevant factors. The Bank begins enhanced monitoring of all loans rated 6 (OAEM) or worse, and obtains a new appraisal or asset valuation for any loan rated 7 (substandard) or worse. Management, at its discretion, may determine that additional adjustments to the appraisal or valuation are required.  Valuation adjustments will be made as necessary based on factors, including, but not limited to: the economy, deferred maintenance, industry, type of property/equipment, age of the appraisal, etc. and the knowledge Management has about a particular situation. In addition, the cost to sell or liquidate the collateral is also estimated and deducted from the valuation in order to determine the net realizable value to the Bank. When determining the allowance for loan losses, certain factors involved in the evaluation are inherently subjective and require material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans. Management monitors the adequacy of the allowance for loan losses on an ongoing basis and reports its adequacy quarterly to the Credit Risk Oversight Committee of the Board of Directors.  Management believes that the allowance for loan losses at September 30, 2016 is adequate.

The analysis for determining the ALL is consistent with guidance set forth in generally accepted accounting principles (GAAP) and the Interagency Policy Statement on the Allowance for Loan and Lease Losses. The analysis has two components, specific and general allocations. The specific component addresses specific reserves established for impaired loans. A loan is considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all interest and principal payments due according to the originally contracted terms of the loan agreement.  Collateral values discounted for market conditions and selling costs are used to establish specific allocations for impaired loans. It is possible that as a result of the credit analysis, a specific reserve is not required for an impaired loan. For impaired commercial loans with balances less than $250 thousand and all consumer purpose loans, a specific reserve analysis is not performed and these loans are added to the general allocation pool. At September 30, 2016, impaired loans totaled $15.7 million compared to $16.8 million at year-end 2015.  The Bank does not have a specific reserve established for any of its impaired loans. At year-end 2015, the Bank had one impaired loan with a specific reserve of $9 thousand that paid-off during the first quarter of 2016. Note 6 in the accompanying financial statements provide additional information about the ALL established for impaired loans.

The general allocation component addresses the reserves established for pools of homogenous loans. The general component includes a quantitative and qualitative analysis. When calculating the general allocation, the Bank segregates its loan portfolio into the following sectors based primarily on the type of supporting collateral:  residential real estate, commercial, industrial or agricultural real estate; commercial and industrial (C&I non-real estate), and consumer.  The residential real estate sector is further segregated by first lien loans, junior liens and home equity products, and residential real estate construction. The quantitative analysis uses the Bank’s twenty quarter rolling historical loan loss experience adjusted for factors derived from current economic and market conditions that have been determined to have an effect on the probability and magnitude of a loss. Prior to 2015, the Bank was using an eight quarter rolling history for the quantitative analysis. The change to a longer historical period is based upon improving charge-offs and a more stable and slowly improving economy.   As credit quality improved the Bank began to see lower charge-offs.  The Bank believes that an eight quarter historical period presented the loss history during a very favorable period and it may not accurately reflect historical trends.  It believes that a twenty quarter period covers a longer economic cycle and more accurately reflects its loss history and therefore is a more appropriate factor for calculating the general reserve in the current environment.  The historical loss experience factor for the general allocation was 1.02% of gross loans ($8.8 million) at September 30, 2016 compared to 1.07% and $8.4 million at the prior year-end.  Included in the general loan loss reserve is an unallocated reserve of $1.3 million, unchanged from December 31, 2015.

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

The following table shows the loans that were evaluated for the allowance for loan losses under a specific reserve (individually) and those that were evaluated under a general reserve (collectively), and the amount of the allowance established in each loan class as of September 30, 2016 and December 31, 2015:

	Residential Real Estate 1-4 Family
		Junior Liens &		Commercial
(Dollars in thousands)	First Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total

September 30, 2016
Loans evaluated for ALL:
Individually	$632	$52	$545	$13,815	$-	$-	$-	$15,044
Collectively	162,454	52,473	8,111	361,501	254,274	4,719	-	843,532
Total	$163,086	$52,525	$8,656	$375,316	$254,274	$4,719	$-	$858,576

ALL established for loans evaluated:
Individually	$-	$-	$-	$-	$-	$-	$-	$-
Collectively	1,021	320	213	6,045	1,735	98	1,253	10,685
ALL at September 30, 2016	$1,021	$320	$213	$6,045	$1,735	$98	$1,253	$10,685

December 31, 2015
Loans evaluated for ALL:
Individually	$930	$51	$502	$14,309	$230	$-	$-	$16,022
Collectively	160,548	50,862	7,386	326,386	215,712	5,100	-	765,994
Total	$161,478	$50,913	$7,888	$340,695	$215,942	$5,100	$-	$782,016

ALL established for loans evaluated:
Individually	$-	$-	$-	$-	$9	$-	$-	$9
Collectively	989	308	194	5,649	1,510	102	1,325	10,077
ALL at December 31, 2015	$989	$308	$194	$5,649	$1,519	$102	$1,325	$10,086

During the first nine months of 2016, the Bank recorded $3.3 million for the loan loss provision expense compared to $1.0 thousand during the prior year.  Charged-off loans usually result from: (1) a borrower being legally relieved of loan repayment responsibility through bankruptcy, (2) insufficient collateral sale proceeds to repay a loan; or (3) the borrower and/or guarantor does not own other assets that, if sold, would generate sufficient sale proceeds to repay a loan. The Bank recorded net loan charge-offs of $2.7 million for the first nine months of 2016.

At December 31, 2015, Special Mention loans included a $5.4 million commercial real estate loan. The loan represented the Bank’s portion of a participated loan transaction where the Bank was not the lead lender.  The Bank placed the loan on nonaccrual at March 31, 2016 with a specific loan loss reserve of $74 thousand. The reserve was determined using a September 2015 property appraisal obtained by the lead bank that showed a collateral value in excess of $19.0 million. Based on its ownership percentage, the Bank discounted the appraised value by 30% plus costs, to calculate its specific loan loss reserve. The bank group subsequently negotiated a forbearance agreement with the borrower that required the sale of the property.  A specialty broker was engaged by the lead bank to provide an opinion of value and to sell the property. The broker’s opinion of value was less than half the September 2015 appraised value. Due to the significant decline in value since the 2015 appraisal, the Bank raised questions about the broker’s valuation with the bank group.   Despite objections raised by the Bank, the lead bank listed the property at a price consistent with the broker’s valuation.  This decision resulted in a $1.9 million charge-off on this credit during the second quarter of 2016.  During the third quarter of 2016, the bank group agreed to sell the loan and this decision resulted in an additional $759 thousand charge-off.  Overall, the total charge-off on this credit, $2.7 million, accounted for 91% of the total gross charge-offs of $3.0 million in 2016.

The following table presents an analysis of the allowance for loan losses for the periods ended:

	Residential Real Estate 1-4 Family
		Junior Liens &		Commercial
(Dollars in thousands)	First Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total

ALL at June 30, 2016	$1,023	$319	$205	$5,940	$1,596	$97	$1,138	$10,318
Charge-offs	-	-	-	(776)	-	(42)	-	(818)
Recoveries	1	-	-	5	7	22	-	35
Provision	(3)	1	8	876	132	21	115	1,150
ALL at September 30, 2016	$1,021	$320	$213	$6,045	$1,735	$98	$1,253	$10,685

ALL at December 31, 2015	$989	$308	$194	$5,649	$1,519	$102	$1,325	$10,086
Charge-offs	(49)	-	-	(2,730)	(66)	(126)	-	(2,971)
Recoveries	34	-	-	18	129	64	-	245
Provision	47	12	19	3,108	153	58	(72)	3,325
ALL at September 30, 2016	$1,021	$320	$213	$6,045	$1,735	$98	$1,253	$10,685

Other Real Estate Owned:

The Bank holds $5.8 million of other real estate owned (OREO), comprised of four properties compared to $6.5 million and seven properties at December 31, 2015.  The most significant OREO holdings are listed in the table below. Property 1 was part of a participated loan and the workout is being handled by the lead bank.  In early May 2016, an agreement of sale was executed.  The agreement allows for a lengthy due diligence and approval process prior to settlement.  Therefore, the final outcome is not certain.  Property 2 was part of a participated loan and the workout is being handled by the lead bank.  During 2016, the Bank sold five properties for a loss of $31 thousand, recorded a write down of $46 thousand on one property and incurred expense of $47 thousand to hold and maintain OREO. Note 7 of the accompanying financial statements provides additional information on activity in OREO.

The following table provides additional information on significant other real estate owned properties:

September 30, 2016

(Dollars in thousands)	Date
	Acquired	Balance	Collateral	Location

Property 1	2012	2,508	1st, 2nd, and 3rd liens residential development land - four tracts with 196 acres	PA

Property 2	2015	3,039	1st lien on 90 acres undeveloped commercial real estate	PA
		$5,547

At September 30, 2016, the Bank had $349 thousand of residential properties in the process of foreclosure compared to $218 thousand at the end of 2015.

Deposits:

Total deposits increased $60.0 million during the first nine months of 2016 to $978.6 million. Non-interest bearing deposits increased $22.3 million, while savings and interest-bearing checking increased $46.2 million and time deposits decreased $8.4 million. The increase in non-interest bearing checking accounts occurred primarily in state/municipal accounts ($11.4 million) and small business checking accounts ($10.6 million).  Interest bearing checking increased by $13.1 million, primarily from commercial deposits.  The Bank’s Money Management product increased $26.9 million, primarily from state/municipal deposits.    Retail time deposits decreased since year-end, as customers moved funds to more liquid accounts.  As of September  30, 2016, the Bank had $3.3 million in CDARS reciprocal time deposits included in brokered time deposits.

			Change
(Dollars in thousands)	September 30, 2016	December 31, 2015	Amount	%
Noninterest-bearing checking	$174,390	$152,095	$22,295	14.7

Interest-bearing checking	245,310	232,181	13,129	5.7
Money management	406,262	379,331	26,931	7.1
Savings	75,273	69,174	6,099	8.8
Total interest-bearing checking and savings	726,845	680,686	46,159	6.8

Retail time deposits	74,049	82,468	(8,419)	(10.2)
Brokered time deposits	3,268	3,263	5	0.2
Total time deposits	77,317	85,731	(8,414)	(9.8)
Total deposits	$978,552	$918,512	$60,040	6.5

Overdrawn deposit accounts reclassified as loans	$133	$128

Borrowings:

The Corporation had short-term borrowings of $8.5 million at September 30, 2016 and no borrowings at September 30, 2015.

Shareholders’ Equity:

Total shareholders’ equity increased $5.5 million to $116.9 million at September  30, 2016, compared to $111.4 million at the end of 2015.  The increase in retained earnings from the Corporation’s net income of $6.4 million was partially offset by the cash dividend of $2.6 million. The Corporation’s dividend payout ratio is 41.1% for the first nine months of 2016 compared to 29.4% in 2015.

As part of its quarterly dividend decision, the Corporation considers current and future income projections, dividend yield, payout ratio, and current and future capital ratios. Year-to-date, the Corporation paid dividends of $0.61 per share, compared to $0.55 for the same period in 2015,  a 10.9% increase.  For the third quarter of 2016, the Corporation paid a $0.21 per share dividend, compared to $0.19 paid in the third quarter of 2015.  On October 13, 2016 the Board of Directors declared a $0.21 per share regular quarterly dividend for the fourth quarter of 2016, which will be paid on November 23, 2016.

In addition, the Corporation considers how dividend decisions may affect the Dividend Reinvestment Plan (DRIP), which has raised $1.1 million in new capital this year with 49,401 new shares purchased.  On April 14, 2016, the Board of Directors approved a stock repurchase program that authorizes the repurchase of up to $350,000 in shares of common stock during each calendar quarter through March 31, 2017. In 2016, the Corporation repurchased 30,196 shares of its common stock for $700 thousand.

In July 2013, Federal banking regulators approved the final rules from the Basel Committee on Banking Supervision for the regulation of capital requirements for bank holding companies and U.S banks, generally referred to as “Basel III.” The Basel III standards were effective for the Corporation and the Bank, effective January 1, 2015 (subject to a phase-in period for certain provisions).  Basel III imposes significantly higher capital requirements and more restrictive leverage and liquidity ratios than those previously in place.  The capital ratios to be considered “well capitalized” under Basel III are: (1) Common Equity Tier 1(CET1) of 6.5%, (2) Tier 1 Leverage of 5%, (3)Tier 1 Risk-Based Capital of 8%, and (4) Total Risk-Based Capital of 10%.  The CET1 ratio is a new capital ratio under Basel III and the Tier 1 risk-based capital ratio of 8% has been increased from 6%. The rules also include changes in the risk weights of certain assets to better reflect credit and other risk exposures. In addition, a capital conservation buffer will be phased-in beginning January 1, 2016 at 0.625%, increasing each year until fully implemented in 2019 at 2.5% above the minimum capital ratios required to avoid any capital distribution restrictions. The capital conservation buffer will be applicable to all of the capital ratios except for the Tier1 Leverage ratio. When fully implemented, the capital conservation buffer will have the effect of increasing the minimum capital ratios by 2.5%.  As of September 30, 2016, the Bank was “well capitalized’ under the Basel III requirements and believes it would be “well capitalized” on a fully-phased in basis had such a requirement been in effect.

The following table summarizes regulatory capital information as of September  30, 2016 and December 31, 2015 (restated) for the Corporation and the Bank.  The adequately capitalized minimum ratios, except for the Tier 1 Leverage Ratio, include the 0.625% Capital Conservation buffer effective for 2016.

			Regulatory Ratios
			Adequately	Well
			Capitalized	Capitalized
(Dollars in thousands)	September 30, 2016	December 31, 2015	Minimum	Minimum

Common Equity Tier 1 Risk-based Capital Ratio (1)
Franklin Financial Services Corporation	14.60%	14.77%	5.125%	N/A
Farmers & Merchants Trust Company	14.53%	14.76%	5.125%	6.50%

Tier 1 Risk-based Capital Ratio (2)
Franklin Financial Services Corporation	14.60%	14.77%	6.625%	N/A
Farmers & Merchants Trust Company	14.53%	14.76%	6.625%	8.00%

Total Risk-based Capital Ratio (3)
Franklin Financial Services Corporation	15.86%	16.03%	8.625%	N/A
Farmers & Merchants Trust Company	15.79%	16.02%	8.625%	10.00%

Tier 1 Leverage Ratio (4)
Franklin Financial Services Corporation	10.07%	10.38%	4.000%	N/A
Farmers & Merchants Trust Company	10.03%	10.37%	4.000%	5.00%

(1) Common equity Tier 1 capital/ total risk-weighted assets (2) Tier 1 capital / total risk-weighted assets
(3) Total risk-based capital / total risk-weighted assets, (4) Tier 1 capital / average quarterly assets

Economy

The Corporation’s primary market area includes Franklin, Fulton, Cumberland and Huntingdon County, PA.  This area is diverse in demographic and economic makeup.  County populations range from a low of approximately 15,000 in Fulton County to over 238,000 in Cumberland County. Unemployment in the Bank’s market area has remained virtually unchanged over the past year and ranges from a low of 4.7% in Cumberland County to high of 7.1% in Huntingdon County.  The market area has a diverse economic base and local industries include warehousing, truck & rail shipping centers, light and heavy manufacturers, health-care, higher education institutions, farming and agriculture, and a varied service sector.  The Corporation’s primary market area is located in south central Pennsylvania and provides easy access to the major metropolitan markets on the east coast via trucking and rail transportation. Because of this, warehousing and distribution companies continue to find the area attractive. The local economy is not overly dependent on any one industry or business and Management believes that the Bank’s primary market area continues to be well suited for growth as the recession eases.

The following provides selected economic data for the Bank’s primary market:

Economic Data

	September 30, 2016	December 31, 2015
Unemployment Rate (seasonally adjusted)
Market area range (1)	4.7% - 7.1%	3.5 - 5.5%
Pennsylvania	5.2%	5.0%
United States	4.9%	5.0%

Housing Price Index - year over year change
PA, nonmetropolitan statistical area	2.7%	2.0%
United States	5.6%	5.6%

Franklin County Building Permits - year over year change
Residential, estimated	7.4%	-15.6%
Multifamily, estimated	10.5%	-65.0%

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

Historically, the Corporation has satisfied its liquidity needs from earnings, repayment of loans and amortizing investment securities, maturing investment securities, loan` sales, deposit growth and its ability to access existing lines of credit.  All investment securities are classified as available for sale; therefore, securities that are not pledged as collateral for borrowings are an additional source of readily available liquidity, either by selling the security or, more preferably, to provide collateral for additional borrowing. At September 30, 2016, the Bank had approximately $86.0 million (fair value) in its investment portfolio pledged as collateral for deposits.  Another source of available liquidity for the Bank is a line of credit with the FHLB.  At September  30, 2016, the Bank had approximately $130 million available on this line of credit and $6.0 million of unsecured lines of credit at a correspondent bank. At  September 30, 2016, the Bank had an excess borrowing capacity at FHLB of $266.7 million, which includes the amount available on the line of credit.  The Bank has established credit at the Federal Reserve Discount Window and as of quarter-end had the ability to borrow approximately $23 million.

Off Balance Sheet Commitments

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk.  These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments.  Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation.  Unused commitments and standby letters of credit totaled $299.1 million and $291.4 million, respectively, at September  30, 2016 and December 31, 2015.

The Corporation has entered into various contractual obligations to make future payments.  These obligations include time deposits, long-term debt, operating leases, deferred compensation and pension payments.  These amounts have not changed materially from those reported in the Corporation’s 2015 Annual Report on Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the Corporation’s exposure to market risk during the nine months ended September  30, 2016. For more information on market risk refer to the Corporation’s 2015 Annual Report on Form 10-K.

Item 4.  Controls and Procedures

Evaluation of Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that as of September  30, 2016, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in the Corporation’s internal control over financial reporting during the quarterly period ended September  30, 2016, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

Part II – OTHER INFORMATION

Item 1.     Legal Proceedings

The nature of the Corporation’s business generates a certain amount of litigation involving matters arising in the ordinary course of business, including the matter disclosed in our Form 8-K filed July 29, 2016.  In management’s opinion, we do not anticipate, at the present time, that the ultimate aggregate liability, if any, arising out of such litigation will have a material adverse effect on our financial position.  We cannot now determine, however, whether or not any claims asserted against us, including the disclosed matter, will have a material adverse effect on our results of operations in any future reporting period, which will depend on, among other things, the amount of loss resulting from the claim and the amount of income otherwise reported for the reporting period. In addition, no material proceedings are pending or are known to be threatened or contemplated against us by governmental authorities.

Item 1A. Risk Factors

There were no material changes in the Corporation’s risk factors during the nine months ended September 30, 2016. For more information, refer to the Corporation’s 2015 Annual Report on Form 10-K.

Item 2.   Unregistered  Sales of Equity Securities and Use of Proceeds

The Board of Directors approved a stock repurchase plan on April 14, 2016 that authorizes the repurchase of up to $350,000 in shares of common stock during each calendar quarter through March 31, 2017.

As of September 30, 2016, 30,196 shares have been purchased under this plan.  The following table reports stock repurchases made during the 2016 and total shares repurchased under this plan:

(Dollars in thousands, except per share)		Weighted	Dollar Amount of	Dollar Amount of
		Average	Shares Purchased	Shares that May
	Number of	Price Paid	as Part of Publically	Yet Be Purchased
Period	Shares Purchased	per Share	Announced Program	Under Program

April 2016	15,521	$22.55	$350	$1,050
August 2016	14,675	23.80	350	700
	30,196	$23.16

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

Franklin Financial Services Corporation

November 7, 2016	/s/ Timothy G. Henry
Timothy G. Henry
Chief Executive Office and President
(Principal Executive Officer)

November 7, 2016	/s/ Mark R. Hollar
Mark R. Hollar
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)