Form 10-K
period 2016-12-31
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2017-03-10
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K   ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes ☐  No ☒

The aggregate market value of the 3,960,222 shares of the Registrant's common stock held by nonaffiliates of the Registrant as of June 30, 2016 based on the price of such shares was $93,976,068.

There were 4,324,492 outstanding shares of the Registrant's common stock as of February 28, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive annual proxy statement to be filed, pursuant to Reg. 14A within 120 days after December 31, 2016, are incorporated into Part III.

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

The Corporation’s common stock is thinly traded in the over-the-counter market.  The Corporation’s stock is listed under the symbol “FRAF” (www.otcmarkets.com/stock/FRAF/quote) on the OTCQX Market Tier of the OTC Markets. The Corporation’s internet address is www.franklinfin.com.  Electronic copies of the Corporation’s 2016 Annual Report on Form 10-K are available free of charge by visiting the “Investor Information” section of www.franklinfin.com.  Electronic copies of quarterly reports on Form 10-Q and current reports on Form 8-K are also available at this internet address.  These reports are posted as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission (SEC).

The Corporation conducts substantially all of its business through its direct banking subsidiary, F&M Trust, which is wholly owned. F&M Trust, established in 1906, is a full-service, Pennsylvania-chartered commercial bank and trust company, which is not a member of the Federal Reserve System. F&M Trust operates twenty-two community banking offices in Franklin, Cumberland, Fulton and Huntingdon Counties, Pennsylvania. The Bank engages in general commercial, retail banking and trust services normally associated with community banks and its deposits are insured (up to applicable limits) by the Federal Deposit Insurance Corporation (the “FDIC”). F&M Trust offers a wide variety of banking services to businesses, individuals, and governmental entities.  These services include, but are not necessarily limited to, accepting and maintaining checking, savings, and time deposit accounts, providing investment and trust services, making loans and providing safe deposit facilities. Franklin Future Fund Inc., a direct subsidiary of the Corporation, is a non-bank investment company that makes venture capital investments, limited to 5% or less of the outstanding shares of any class of voting securities of any company, within the Corporation’s primary market area. Franklin Financial Properties Corp. is a “qualified real estate subsidiary,” a wholly owned subsidiary of F&M Trust, and was established to hold real estate assets used by F&M Trust in its banking operations.

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

The Bank classifies loans in this report by the type of collateral, primarily residential or commercial and agricultural real estate. Loans secured by residential real estate loans may be further broken down into consumer or commercial purposes. Consumer purpose residential real estate loans represent traditional residential mortgages and home equity products. Both of these products are underwritten in generally the same manner; however, home equity products may present greater risk since many of these loans are secured by a second lien position where the Bank may or may not hold the first lien position. Commercial purpose residential real estate loans represent loans made to businesses, but are secured by residential real estate.  These loans are underwritten as commercial loans and the repayment ability may be dependent on the business operation, despite the residential collateral. In addition to the real estate collateral, it is possible that personal guarantees or UCC filings on business assets provide additional security.  In certain situations, the Bank acquires properties through foreclosure on delinquent loans.  The Bank initially records these properties at the estimated fair value less cost to sell with subsequent adjustments to fair value recorded as needed.

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

Consumer loans are comprised of unsecured personal lines of credit and installment loans.  While some of these loans are secured, the collateral behind the loans is often comprised of assets that lose value quickly (e.g. automobiles) and if repossessed, may not fully satisfy the loan in the event of default. Repayment of these loans is highly dependent on the borrowers’ financial condition that can be affected by economic factors beyond their control and personal circumstances.

F&M Trust’s Investment and Trust Services Department offers all of the personal and corporate trust services normally associated with community bank trust departments including: estate planning and administration, corporate and personal trust fund management, pension, profit sharing and other employee benefit funds management, and custodial services.  F&M Trust through licensed members of its Investment and Trust Services Department sells mutual funds, annuities and selected insurance products.

Competition

The Corporation and its banking subsidiary operate in a highly competitive environment. The principal market of F&M Trust is in south central Pennsylvania, primarily the counties of Franklin, Cumberland, Fulton and Huntingdon. There are 24 competing commercial banks that have offices within the Corporation’s primary market area. These banks range from large regional banks to independent community banks.  In addition, credit unions, savings and loan associations, mortgage banks, brokerage firms and other competitors with only an internet site are present in the market. The Bank has 22 community offices and approximately 10% of the total deposits in its market. The majority of the Bank’s loan and deposit customers are in Franklin County.  There are 6 commercial bank competitors in Franklin County and the Bank has approximately 31% of the Franklin County deposit market share. The Bank’s approximate deposit market share in other counties is: Fulton (33%), Cumberland (3%) and Huntingdon (3%). Total deposits in each of these markets are: Cumberland ($6.5 billion), Franklin ($2.1 billion), Huntingdon ($587 million) and Fulton ($210 million).

Because of increasing competition, profit margins in the traditional banking business of lending and gathering deposits have been flat and many nonbanking institutions offer services similar to those offered by the Bank. Some competitors may have access to resources (e.g., financial and technological) sooner than they are available to the Bank, or that may be unavailable to the Bank, thereby creating a competitive disadvantage for the Bank in terms of product, service pricing and delivery.  The Bank utilizes various strategies including its long history of local customer service and convenience as part of a relationship management culture, a wide variety of products and services and, to a lesser extent, the pricing of loans and deposits, to compete.  F&M Trust is the largest financial institution headquartered in Franklin County and had total assets of approximately $1.127 billion on December 31, 2016.

Staff

As of December 31, 2016, the Corporation and its banking subsidiary had 247 full-time equivalent employees.  The officers of the Corporation are employees of the Bank.  The Bank offers a 401(k) plan, employee stock purchase plan and incentive compensation plans and employees are also provided with group life and health insurance.  Management considers employee relations to be excellent.

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

In July 2013, Federal banking regulators approved the final rules from the Basel Committee on Banking Supervision for the regulation of capital requirements for bank holding companies and U.S banks, generally referred to as “Basel III.” The Basel III standards were effective for the Corporation and the Bank, effective January 1, 2015 (subject to a phase-in period for certain provisions).  Basel III imposes significantly higher capital requirements and more restrictive leverage and liquidity ratios than those previously in place.  The capital ratios to be considered “well capitalized” under Basel III are: (1) Common Equity Tier 1(CET1) of 6.5%, (2) Tier 1 Leverage of 5%, (3)Tier 1 Risk-Based Capital of 8%, and (4) Total Risk-Based Capital of 10%.  The rules also include changes in the risk weights of certain assets to better reflect credit and other risk exposures. In addition, a capital conservation buffer will be phased-in beginning at 0.625% for 2016, 1.25% for 2017, 1.875% for 2018 and 2.50% for 2019 and thereafter. The capital conservation buffer will be applicable to all of the capital ratios except for the Tier1 Leverage ratio. The capital conservation buffer is equal to the lowest value of the three applicable capital ratios less the regulatory minimum for each respective capital measurement.   The Bank’s capital conservation buffer at December 31, 2016 was 7.55% (total risk-based capital 15.55% less 8.00%)  compared to the 2016 regulatory buffer of .625%. Compliance with the capital conservation buffer is required in order to avoid limitations on certain capital distributions, especially dividends.  As of December 31, 2016, the Bank was “well capitalized’ under the Basel III requirements and believes it would be “well capitalized” on a fully-phased in basis had such requirements been in effect.  The minimum capital ratios (shown as “adequately capitalized”) and the “well capitalized” capital ratios are reported in Note 2 of the accompanying financial statements.

Prompt Corrective Action Rules

The federal banking agencies have regulations defining the levels at which an insured institution would be considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized."  The applicable federal bank regulator for a depository institution could, under certain circumstances, reclassify a "well‑capitalized" institution as "adequately capitalized" or require an "adequately capitalized" or "undercapitalized" institution to comply with supervisory actions as if it were in the next lower category.  Such a reclassification could be made if the regulatory agency determines that the institution is in an unsafe or unsound condition (which could include unsatisfactory examination ratings).  At December 31, 2016, the Corporation and the Bank each satisfied the criteria to be classified as "well capitalized" within the meaning of applicable regulations.

Regulatory Restrictions on Dividends

Dividend payments by the Bank to the Corporation are subject to the Pennsylvania Banking Code, the Federal Deposit Insurance Act, and the regulations of the FDIC.  Under the Banking Code, no dividends may be paid except from "accumulated net earnings"

(generally, retained earnings).  The Federal Reserve and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions.  The Prompt Corrective Action Rules and the Basel III rules, described above, may further limit the ability of banks to pay dividends or make capital distributions if regulatory capital requirements are not met.

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

Commercial Real Estate Guidance

In December 2015, the federal banking agencies released a “Statement on Prudent Risk Management for Commercial Real Estate Lending” (the “CRE Statement”).  The agencies stated that financial institutions should review their policies and practices related to CRE lending and should maintain risk management practices and capital levels commensurate with the level and nature of their CRE concentration risk, including maintaining underwriting discipline and exercising prudent risk management practices that identify, measure, monitor and manage the risks arising from their CRE lending activity.  Financial institutions were directed to review the interagency guidance on “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” issued in 2006 providing that a financial institution is potentially exposed to significant CRE concentration risk, and should employ enhanced risk management practices where (1) total CRE loans represent 300% or more of total capital, and (2) the outstanding balance the CRE loan portfolio has increased by 50% or more during the prior 36 months.  The agencies state in the CRE statement that they will focus on those financial institutions that have recently experienced, or whose lending strategy plans for, substantial growth in CRE lending activity, or that operate in markets or loan segments with increasing growth or risk fundamentals.

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

FDIC Insurance

The Bank is a member of the Deposit Insurance Fund (DIF), which is administered by the FDIC. The FDIC insures deposit accounts at the Bank, generally up to a maximum of $250,000 for each separately insured depositor. The FDIC charges a premium to depository institutions for deposit insurance. This rate is based on the risk category of the institution and the total premium is based on average total assets less average tangible equity.  As of December 31, 2016, the Bank was considered well capitalized and its assessment rate was approximately 4 basis points of the assessment base.

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

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2019. The Bank’s FICO assessment was approximately $54 thousand in 2016 and was included in FDIC insurance expense.

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

Risk Factors Relating to the Corporation

Real estate related loans are a significant portion of our loan portfolio.

The Bank offers a variety of loan products, including residential mortgage, consumer, construction and commercial loans.  The Bank requires real estate as collateral for many of its loans. At December 31, 2016,  approximately 69%  ($618.3 million) of its loans were secured by real estate.  Loans secured by real estate and the percent of the loan portfolio are reported in Table 15.    These real estate loans are located primarily in the Bank’s market area of south central Pennsylvania.  Real estate values tend to follow changes in general economic cycles. If a loan becomes delinquent as the result of an economic downturn and the Bank becomes dependent on the real estate collateral as a source of repayment, it is likely that the value of the real estate collateral has also declined.  A decline in real estate values means it is possible that the real estate collateral may be insufficient to cover the outstanding balance of a delinquent or foreclosed loan, resulting in a loss to the Bank. In addition, the real estate collateral is concentrated in a small market area of south central Pennsylvania. Localized events that affect real estate prices and collateral values could have a more negative affect on the Bank as compared to other competitors with a more geographically diverse portfolio.   As the Bank grows, it is expected that real estate secured loans will continue to comprise a significant part of its balance sheet. Risk of loan default is unavoidable in the banking industry, and Management tries to limit exposure to this risk by carefully monitoring the amount of loans in specific industries and by exercising prudent lending practices and securing appropriate collateral.  However, this risk cannot be eliminated and substantial credit losses could result in reduced earnings or losses.

Commercial loans are a significant portion of our loan portfolio.

The Bank continues to grow its commercial loan portfolio.  Commercial purpose loans account for 83% ($740 million) of the total loan portfolio.  These loans are made to businesses for a variety of commercial purposes and may include fixed and variable rate loans, term loans, and lines of credit. Commercial purpose loans may be secured by real estate, business assets and equipment, personal guarantees, or non-real estate collateral.  Commercial purpose loans secured by real estate were $469.1 million at December 31, 2016.  These loans contain all the risks associated with real estate lending as discussed above. In addition, commercial real estate collateral may be more difficult to liquidate for repayment purposes than residential real estate. The repayment of commercial loans is highly dependent upon the success of the business activity and as such maybe more susceptible to risk of loss during a downturn in the economy. Because the Bank’s commercial loan portfolio is concentrated in south-central Pennsylvania, the ability to repay these loans could be affected by deterioration of the economy in this region.  In addition, the growth in commercial lending in 2016 was much greater than in prior years.  These new loans may present additional risk due to a lack of repayment history with the Bank. The Bank attempts to mitigate these risks through its underwriting and loan review process; however, this risk cannot be eliminated and substantial credit losses could result in reduced earnings or losses.

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

The Bank’s lending limit is approximately $18.2 million.  Accordingly, the size of the loans that can be offered to customers is less than the size of loans that many of our competitors, with larger lending limits, can offer.  This limit affects the Bank’s ability to seek relationships with larger businesses in its market area.  Loan amounts in excess of the lending limits can be accommodated through the sale of participations in such loans to other banks.  However, there can be no assurance that the Bank will be successful in attracting or maintaining customers seeking larger loans or that it will be able to engage in participation of such loans or on terms favorable to the Bank.

There is strong competition in the Bank’s primary market areas and its geographic diversification is limited.

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

The Bank’s profitability is in part a function of the spread between interest rates earned on investments, loans and other interest-earning assets and the interest rates paid on deposits and other interest-bearing liabilities. Recently, interest rate spreads have generally narrowed due to changing market conditions and competitive pricing pressure.  Interest rates are highly sensitive to many factors that are beyond the Bank’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, will influence not only the interest received on loans and investment securities and the amount of interest we pay on deposits and borrowings, but will also affect the Bank’s ability to originate loans and obtain deposits and the value of our investment portfolio.  If the rate of interest paid on deposits and other borrowings increases more than the rate of interest earned on loans and other investments, the Bank’s net interest income, and therefore earnings, could be adversely affected.  Likewise, the Bank currently has a very low cost of funds that it may be unable to maintain in a raising rate environment.  Earnings could also be adversely affected if the rates on loans and other investments fall more quickly than those on deposits and other borrowings.  While Management takes measures to guard against interest rate risk, there can be no assurance that such measures will be effective in minimizing the exposure to interest rate risk.

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

A large component of fee income is dependent on stock market values.

Fee income from the Bank’s Investment and Trust Services Department comprises a large percentage of total noninterest income.  Fee income from Investment and Trust Services is comprised primarily of asset management fees as measured by the market value of assets under management.  As such, the market values are directly related to stock market values.  Therefore, any significant change in the value of assets under management due to stock market fluctuations could greatly affect fee income.

Liquidity contingency funding is highly concentrated.

The Bank is a member of the Federal Home Loan Bank of Pittsburgh (FHLB). Access to funding through the FHLB is the largest component of the Bank’s liquidity stress testing and contingency funding plans. The ability to access funding from FHLB may be critical if a funding need arises. However, there can be no assurance that the FHLB will be able to provide funding when needed, nor can there be assurance that the FHLB will provide funds to the Bank if its financial condition deteriorates. The inability to access FHLB funding, through a restriction on credit or the failure of the FHLB, could have a materially adverse effect on the Bank’s liquidity management.

The Bank is subject to claims and litigation.

Customer claims and other legal proceedings, whether founded or unfounded, could result in financial or reputation damage to the Bank and have an adverse effect on our financial condition and results of operation if such claims are not resolved in a manner favorable to the Corporation.

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

Property	Owned	Leased
Community Banking Facilities	16	6
Remote ATM Sites	3	6
Other Properties	4	2

Included in Other Properties are two properties used for operational support services for the Bank, a drive-up location, two offices that were closed as part of a branch consolidation in January 2015 and one other property leased for future use. The offices closed in 2015 are listed for sale.

Item 3.  Legal Proceedings

The nature of the Corporation’s business generates a certain amount of litigation involving matters arising in the ordinary course of business including, without limitation, the Kalan et al. v. Farmers and Merchants Trust Company of Chambersburg, et al. (Case No. 2:15-CV-01435-WB) case filed in the United States District Court for the Eastern District of Pennsylvania and described in our current report on Form 8-K filed July 29, 2016.  The impact that any matter may have upon our results of operation or financial condition in any future reporting period will depend upon, among other things, the amount of loss resulting from such matter and the amount of income otherwise reported for the period.  No material proceedings are pending or are known to be threatened or contemplated against us by governmental authorities.

We establish accruals for legal proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated.  When we are able to do so, we also determine estimates of possible losses or ranges of possible losses, whether in excess of any related accrued liability or where there is no accrued liability.

We have not yet established any specific accrual for the Kalan matter because we are not yet able to provide an evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss.  The damages sought by the Plaintiffs are as yet unspecified and uncertain.  It is as yet unclear as to whether the case will be allowed to proceed as a class action and, if so, how the class would be defined.  The case presents a number of legal uncertainties yet to be resolved including, whether Plaintiffs’ claims are timely and whether, as a directed trustee, the Bank could be liable for the Plaintiffs’ claims.  There are significant facts in dispute and discovery is in early stages.

These assessments are based upon our analysis of currently available information and we subject to significant judgment and a variety of assumptions and uncertainties.  As new information is obtained, we may change our assessments and, as a result take or adjust the amounts of our accruals and change our estimates of possible losses or ranges of possible losses.  Due to the inherent subjectivity of the assessments and unpredictability of outcomes of legal proceedings, any amounts that may be accrued or included in estimates of possible losses or ranges of possible losses may not represent the actual loss to the Corporation from the Kalan or any other legal proceeding.  Our exposure and ultimate losses may be higher, possibly significantly higher, than amounts we may accrue or amounts we may estimate.

Item 4.  Mine Safety Disclosures

Not Applicable

Part II

Item 5.  Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market and Dividend Information

The Corporation’s common stock is traded in the over-the-counter market.  It is quoted on the OTCQX Market Tier of the OTC Markets under the symbol “FRAF” (www.otcmarkets.com/stock/FRAF/quote). The range of high and low prices is shown in the following table for the years 2016 and 2015, as well as cash dividends declared for those periods.  The closing price of Franklin Financial Services Corporation common stock recorded from an actual transaction on December 31, 2016 was $28.60.  The Corporation had 1,876 shareholders of record as of December 31, 2016.

Market and Dividend Information

	2016			2015
(Dollars per share)			Dividends			Dividends
	High	Low	Declared	High	Low	Declared
First quarter	$23.50	20.11	$0.19	$24.05	$21.00	$0.17
Second quarter	24.00	21.62	0.21	26.01	23.00	0.19
Third quarter	24.60	23.35	0.21	24.60	21.50	0.19
Fourth quarter	29.00	24.35	0.21	24.50	22.90	0.19
			$0.82			$0.74

Restrictions on the Payment of Dividends

For limitations on the Corporation’s ability to pay dividends, see “Supervision and Regulation – Regulatory Restrictions on Dividends” in Item 1 above.

Securities Authorized for Issuance under Equity Compensation Plans

The information related to equity compensation plans is incorporated by reference to the materials set forth under the heading “Executive Compensation – Compensation Tables” in the Corporation’s Proxy Statement for the 2017 Annual Meeting of Shareholders.

Common Stock Repurchases

The Board of Directors, from time to time, authorizes the repurchase of the Corporation’s $1.00 par value common stock. The repurchased shares will be held as Treasury shares available for issuance in connection with future stock dividends and stock splits, employee benefit plans, executive compensation plans, the Dividend Reinvestment Plan and other appropriate corporate purposes. The term of the repurchase plans is normally one year.  In April 2016, the Board of Directors approved a stock repurchase program that authorized the repurchase of up to $350 thousand in shares of common stock during each calendar quarter through March 31, 2017. During 2016, the Corporation repurchased 34,048 shares of its common stock for $795 thousand under this plan. A corporate stock repurchase plan was not authorized in 2015.

Performance Graph

The following graph compares the cumulative total return to shareholders of Franklin Financial with the NASDAQ – Total U.S. Index (a broad market index prepared by the Center for Research in Security Prices at the University of Chicago Graduate School of Business), the SNL Mid-Atlantic Bank Index, and the SNL Mid-Atlantic Bank $1 billion - $2 billion asset size Index for the five year period ended December 31, 2016, in each case assuming an initial investment of $100 on December 31, 2011 and the reinvestment of all dividends.

Total Return Performance
Dollars
300
250
200
150
100
50
12/31/11
12/31/12
12/31/13
12/31/14
12/31/15
12/31/16
Franklin Financial Services Corporation
Nasdaq Composite
SNL Mid-Atlantic Bank
SNL Mid-Atlantic Bank $1B -$2B

	Period Ending
Index	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
Franklin Financial Services Corporation	$100.00	$119.77	$152.64	$203.47	$224.27	$282.62
NASDAQ Composite	$100.00	$117.45	$164.57	$188.84	$201.98	$219.89
SNL Mid-Atlantic Bank	$100.00	$133.96	$180.57	$196.72	$204.10	$259.43
SNL Mid-Atlantic Bank $1B - $2B	$100.00	$119.23	$157.42	$170.18	$175.51	$234.97

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

Annual Meeting:

The Annual Shareholders’ Meeting will be held on Tuesday, April 25, 2017, at the Orchard Restaurant & Banquet Facility, 1580 Orchard Drive, Chambersburg, PA.  The Business Meeting will begin at 9:00 a.m. with breakfast provided prior to the meeting.

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
P.O. Box 30170
College Station, TX 77842-3170
1-800-368-5948

Item 6.  Selected Financial Data

	Summary of Selected Financial Data for the Year Ended December 31
	2016	2015	2014	2013	2012
(Dollars in thousands, except per share)

Summary of Operations
Interest income	$36,979	$34,615	$34,794	$36,042	$39,142
Interest expense	2,245	2,371	3,180	4,378	6,890
Net interest income	34,734	32,244	31,614	31,664	32,252
Provision for loan losses	3,775	1,285	764	2,920	5,225
Net interest income after provision for loan losses	30,959	30,959	30,850	28,744	27,027
Noninterest income	11,605	12,652	11,131	10,033	9,883
Noninterest expense	33,175	31,136	31,573	31,250	31,033
Income before income taxes	9,389	12,475	10,408	7,527	5,877
Income tax	1,302	2,271	2,006	1,295	512
Net income	$8,087	$10,204	$8,402	$6,232	$5,365

Performance Measurements
Return on average assets	0.74%	1.00%	0.83%	0.61%	0.51%
Return on average equity	7.04%	9.52%	8.44%	6.72%	6.00%
Return on average tangible assets (1)	0.75%	1.02%	0.87%	0.64%	0.55%
Return on average tangible equity (1)	7.64%	10.52%	9.72%	7.86%	7.14%
Efficiency ratio (1)	68.26%	67.39%	71.01%	72.11%	70.81%
Net interest margin	3.62%	3.59%	3.56%	3.47%	3.50%

Shareholders' Value (per common share)
Diluted earnings per share	$1.88	$2.40	$2.00	$1.51	$1.32
Basic earnings per share	1.88	2.40	2.01	1.51	1.32
Regular cash dividends paid	0.82	0.74	0.68	0.68	0.78
Book value	26.99	26.05	24.54	22.88	22.31
Tangible book value (1)	24.90	23.94	22.36	20.55	19.84
Market value	28.60	23.50	22.00	17.10	14.00
Market value/book value ratio	105.97%	90.21%	89.65%	74.74%	62.75%
Price/earnings multiple	15.21	9.79	11.00	11.32	10.61
Current dividend yield	2.94%	3.23%	3.09%	3.98%	4.86%
Dividend payout ratio	43.56%	30.76%	33.88%	45.09%	59.09%

Balance Sheet Highlights
Total assets	$1,127,443	$1,035,295	$1,001,448	$984,587	$1,027,363
Investment securities	143,875	159,473	171,751	159,674	133,328
Loans, net	882,798	771,930	717,420	713,711	743,200
Deposits	982,120	918,512	881,181	845,724	874,440
Shareholders' equity	116,493	111,376	103,521	95,388	91,634

Safety and Soundness
Risk-based capital ratio (Total)	15.67%	16.03%	15.49%	14.24%	12.60%
Leverage ratio (Tier 1)	10.11%	10.38%	9.69%	9.14%	8.29%
Common equity ratio (Tier 1)	14.41%	14.77%	-	-	-
Nonperforming loans/gross loans	0.61%	0.73%	1.74%	3.49%	4.90%
Nonperforming assets/total assets	0.92%	1.18%	1.63%	3.04%	4.10%
Allowance for loan losses as a % of loans	1.24%	1.29%	1.25%	1.34%	1.38%
Net charge-offs/average loans	0.33%	0.04%	0.19%	0.49%	0.60%

Trust assets under management (fair value)	$622,630	$586,664	$605,796	$574,680	$520,434

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

The analysis has two components, specific and general allocations.  Collateral values discounted for market conditions and selling costs are used to establish specific allocations.  The Bank’s historical loan loss experience and other qualitative factors derived from economic and market conditions are used to establish general allocations for the remainder of the portfolio.   The allowance for loan losses was $11.1 million at December 31, 2016.

Management monitors the adequacy of the allowance for loan losses on an ongoing basis and reports its adequacy assessment quarterly to the Credit Risk Oversight Committee of the Board of Directors.

Financial Derivative – In prior years, as part of its interest rate risk management strategy, the Bank entered into an interest rate swap agreement.  A swap agreement is a contract between two parties to exchange cash flows based upon an underlying notional amount.  Under the swap agreement, the Bank paid a fixed rate and received a variable rate from an unrelated financial institution serving as counter-party to the agreement.  The swap was designated as a cash flow hedge and was designed to minimize the variability in cash flows of the Bank’s variable rate liabilities attributable to changes in interest rates.  The swap in effect converted a portion of a variable rate liability to a fixed rate liability.

The interest rate swap was recorded on the balance sheet at fair value as an asset or liability.  To the extent the swap was effective in accomplishing its objective, changes in the fair value were recorded in other comprehensive income.  To the extent the swap was not effective, changes in fair value were recorded in interest expense.  The cash flow hedge was determined to be highly effective when the Bank achieved offsetting changes in the cash flows of the risk being hedged.  The Bank measured the effectiveness of the hedges on a quarterly basis and determined the hedges were highly effective.  Fair value was heavily dependent upon the market’s expectations for interest rates over the term of the swaps.  The final swap transaction matured in 2015.

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

(Dollars in thousands, except per share)	For the Year Ended December 31
	2016	2015	2014	2013	2012
Return on Average Tangible Assets (non-GAAP)
Net income	$8,087	$10,204	$8,402	$6,232	$5,365
Plus intangible amortization (net of tax)	-	119	341	281	287
Net income (non-GAAP)	8,087	10,323	8,743	6,513	5,652

Average assets	1,088,047	1,021,275	1,015,995	1,029,895	1,041,816
Less average intangible assets	(9,016)	(9,066)	(9,516)	(9,937)	(10,368)
Average assets (non-GAAP)	1,079,031	1,012,209	1,006,479	1,019,958	1,031,448

Return on average tangible assets (non-GAAP)	0.75%	1.02%	0.87%	0.64%	0.55%

Return on Average Tangible Equity (non-GAAP)
Net income	$8,087	$10,204	$8,402	$6,232	$5,365
Plus intangible amortization (net of tax)	-	119	341	281	287
Net income (non-GAAP)	8,087	10,323	8,743	6,513	5,652

Average shareholders' equity	114,884	107,175	99,512	92,786	89,551
Less average intangible assets	(9,016)	(9,066)	(9,516)	(9,937)	(10,368)
Average shareholders' equity (non-GAAP)	105,868	98,109	89,996	82,849	79,183

Return on average tangible equity (non-GAAP)	7.64%	10.52%	9.72%	7.86%	7.14%

Tangible Book Value (per share) (non-GAAP)
Shareholders' equity	$116,492	$111,376	$103,521	$95,388	$91,634
Less intangible assets	(9,016)	(9,016)	(9,197)	(9,714)	(10,139)
Shareholders' equity (non-GAAP)	107,476	102,360	94,324	85,674	81,495

Shares outstanding (000's)	4,317	4,276	4,218	4,169	4,107

Tangible book value (non-GAAP)	24.90	23.94	22.36	20.55	19.84

Efficiency Ratio
Noninterest expense	$33,175	$31,136	$31,573	$31,250	$31,033

Net interest income plus noninterest income	46,339	44,896	42,745	41,697	42,085
Plus tax equivalent adjustment to net interest income	2,246	2,023	1,978	1,596	1,683
Net securities gains (losses), and OTTI	(18)	(716)	(260)	42	56
Net interest income plus noninterest income	48,567	46,203	44,463	43,335	43,824

Efficiency ratio	68.26%	67.39%	71.01%	72.11%	70.81%

Results of Operations:

Management’s Overview

The following discussion and analysis is intended to assist the reader in reviewing the financial information presented and should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein.

Franklin Financial Services Corporation reported net income of $8.1 million for 2016, a 20.7% decrease compared to 2015.  Net interest income increased $2.5 million over 2015 due to primarily to an increase in interest income from a $67 million increase in earning assets, driven by an increase in commercial loans. The net interest margin improved slightly to 3.62% from 3.59% the prior year.  The provision for loan losses increased $2.5 million due to loan growth and a $2.7 million commercial loan charge-off that reduced the allowance for loan losses.  Noninterest income decreased 8.3% ($1.0 million) as compared to the prior year.  As reported last year, noninterest income in 2015 was boosted by two non-recurring events that increased non-interest income by $899 thousand, pre-tax.  Noninterest expense increased $2.0 million in 2016 due in large part to a $1.2 million write-down on one other-real-estate-owned property, and a $564 thousand pension settlement charge.  Diluted earnings per share were $1.88 for 2016 compared to $2.40 in 2015, and the Corporation declared and paid a dividend of $0.82 per share in 2016. The balance sheet grew by approximately $92 million fueled by strong loan growth, primarily in the commercial loan area. Deposits increased approximately $64 million year-over year. Shareholders’ equity continued to increase during the year from retained earnings and investments from the dividend reinvestment plan. Other key performance measurements are presented in Item 6.

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

2016 versus 2015

As shown on Table 1, tax equivalent net interest income increased 7.9% in 2016.  This increase was driven by a 6.8% increase in interest income.  The yield on earning assets (Table 3) remained unchanged year-over-year at 3.84%.  The yield on most earning asset classes declined in 2016, except for the yield on interest bearing deposits which was boosted by short-term bank owned CDs.   Despite no change in the yield, average interest-earning assets increased $66.9 million over the 2015 average. The commercial loan portfolio was the growth leader in 2016 increasing more than $87 million in 2016.  Even though the Federal Reserve increased short-term interest rates in December 2015, portfolio yields declined in 2016. However, a larger earning asset base more than offset the lower yields and improved interest income by $2.7 million (Table 2).  The benefit of tax free interest income added $223 thousand more to tax equivalent interest income in 2016 than in 2015

Interest expense declined slightly in 2016 and the cost of interest-bearing deposits fell by .03% from 2015. The average balance of all interest bearing deposit categories increased during the year, except for time deposits which have continued a multi-year decline. The cost of interest-bearing liabilities declined due to high rate CDs maturing and an interest rate swap that matured in 2015 that pushed the cost of the money management product over the nominal rate. Non-interest bearing deposits increased by approximately $20 million in 2016 and these no cost deposits help maintain the net interest margin.

Table 2 shows the affect volume and rate had on the change in tax equivalent net interest income in 2016.

2015 versus 2014

Tax equivalent net interest income increased by only 2% (Table 1) in 2015 compared to 2014.  Interest income declined slightly despite an increase of approximately $10 million in interest-earning assets.  Total loans increased $14.8 million year-over-year with commercial loans showing the largest dollar increase. The majority of the increase in commercial lending occurred in the second half of 2015.  The yield on earning assets fell by .05% in 2015, pushed lower by a .10% decrease in loan yield. Lower rates resulted in a decrease in interest income of $951 thousand. Higher balances of earning assets were not sufficient to offset the negative affect of the rate (Table 2).  The benefit of tax-free interest income was essentially unchanged from 2014.

Interest expense decreased by $809 thousand in 2015.  Interest-bearing liabilities declined by $14.6 million during 2015, due primarily to the Bank’s long-term debt being paid off in 2014.  Table 2 shows that the lower balances decreased interest expense by $520.

The cost of interest-bearing liabilities fell by.10%. The cost of all interest-bearing deposit products, except interest-bearing checking declined during the year.

Table 2 shows the affect volume and rate had on the change in tax equivalent net interest income in 2016.

Table 1. Net Interest Income

		Change			Change
(Dollars in thousands)	2016	$	%	2015	$	%	2014
Interest income	$36,979	$2,364	6.8	$34,615	$(179)	(0.5)	$34,794
Interest expense	2,245	(126)	(5.3)	2,371	(809)	(25.4)	3,180
Net interest income	34,734	2,490	7.7	32,244	630	2.0	31,614
Tax equivalent adjustment	2,246	223		2,023	45		1,978
Tax equivalent net interest income	$36,980	$2,713	7.9	$34,267	$675	2.0	$33,592

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

Table 2. Rate-Volume Analysis of Tax Equivalent Net Interest Income

	2016 Compared to 2015			2015 Compared to 2014
Increase (Decrease) due to:	Increase (Decrease) due to:			Increase (Decrease) due to:
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Interest-bearing obligations in other banks
and Federal funds sold	$(44)	$84	$40	$(32)	$97	$65
Investment securities:
Taxable	(260)	66	(194)	(148)	(88)	(236)
Nontaxable	(146)	(146)	(292)	373	(231)	142
Loans:
Commercial	3,612	(413)	3,199	535	(157)	378
Residential mortgage	(134)	(54)	(188)	(83)	(56)	(139)
Home equity loans and lines	259	(97)	162	272	(453)	(181)
Consumer	(78)	(62)	(140)	(100)	(63)	(163)
Loans	3,659	(626)	3,033	624	(729)	(105)
Total net change in interest income	3,209	(622)	2,587	817	(951)	(134)

Interest expense on:
Interest-bearing checking	37	27	64	20	8	28
Money management	44	(144)	(100)	(12)	(212)	(224)
Savings	5	2	7	3	(2)	1
Time deposits	(73)	(53)	(126)	(98)	(83)	(181)
Securities sold under agreements to repurchase	-	-	-	(13)	-	(13)
Short-term borrowings	25	4	29	4	-	4
Long-term debt	-	-	-	(424)	-	(424)
Total net change in interest expense	38	(164)	(126)	(520)	(289)	(809)
Change in tax equivalent net interest income	$3,171	$(458)	$2,713	$1,337	$(662)	$675

The following table presents average balances, tax-equivalent (T/E) interest income and expense, and yields earned or rates paid on the assets or liabilities.  All nontaxable interest income has been adjusted to a tax-equivalent basis, using a tax rate of 34%.

Table 3. Analysis of Net Interest Income

	2016			2015			2014

	Average	Income or	Average	Average	Income or	Average	Average	Income or	Average
(Dollars in thousands)	balance	expense	yield/rate	balance	expense	yield/rate	balance	expense	yield/rate

Interest-earning assets:
Interest-bearing obligations of other
banks and federal funds sold	$30,833	$287	0.93%	$36,732	$247	0.67%	$43,457	$182	0.42%
Investment securities:
Taxable	105,862	2,288	2.16%	117,973	2,482	2.10%	124,903	2,718	2.18%
Nontaxable	51,429	2,118	4.12%	54,854	2,410	4.39%	46,663	2,268	4.86%
Investments	157,291	4,406	2.80%	172,827	4,892	2.83%	171,566	4,986	2.91%
Loans:
Commercial	679,114	28,114	4.14%	592,010	24,915	4.21%	579,314	24,537	4.24%
Residential mortgage	77,331	3,082	3.99%	80,679	3,270	4.05%	82,706	3,409	4.12%
Home equity loans and lines	71,660	3,083	4.30%	65,687	2,921	4.45%	60,099	3,102	5.16%
Consumer	4,841	253	5.23%	6,196	393	6.34%	7,693	556	7.23%
Loans	832,946	34,532	4.15%	744,572	31,499	4.23%	729,812	31,604	4.33%
Total interest-earning assets	1,021,070	39,225	3.84%	954,131	36,638	3.84%	944,835	36,772	3.89%
Other assets	66,977			67,144			71,160
Total assets	$1,088,047			$1,021,275			$1,015,995

Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$250,562	320	0.13%	$220,314	256	0.12%	$203,065	228	0.11%
Money Management	396,267	1,363	0.34%	384,499	1,463	0.38%	387,297	1,687	0.44%
Savings	72,724	56	0.08%	66,134	49	0.07%	62,603	48	0.08%
Time	80,391	473	0.59%	92,212	599	0.65%	106,391	780	0.73%
Total interest-bearing deposits	799,944	2,212	0.28%	763,159	2,367	0.31%	759,356	2,743	0.36%
Securities sold under agreements to repurchase	-	-	-	25	-	0.15%	8,539	13	0.15%
Short- term borrowings	5,258	33	0.63%	923	4	0.38%	-	-	-
Long- term debt	-	-	-	-	-	-	10,778	424	3.93%
Total interest-bearing liabilities	805,202	2,245	0.28%	764,107	2,371	0.31%	778,673	3,180	0.41%
Noninterest-bearing deposits	163,258			143,374			129,748
Other liabilities	4,703			6,619			8,062
Shareholders' equity	114,884			107,175			99,512
Total liabilities and shareholders' equity	$1,088,047			$1,021,275			$1,015,995
T/E net interest income/Net interest margin		36,980	3.62%		34,267	3.59%		33,592	3.56%
Tax equivalent adjustment		(2,246)			(2,023)			(1,978)
Net interest income		$34,734			$32,244			$31,614

Provision for Loan Losses

For 2016, the Bank recorded net charge-offs $2.8 million compared to only $310 thousand in 2015. In 2016, the Bank charged-off one commercial real estate loan for $2.7 million. Without this charge-off, net charge-offs for 2016 would have been only $21 thousand.  The effect of this charge-off on the allowance for loans losses (ALL), coupled with the loan growth in 2016, resulted in a provision for loan loss expense of $3.8 million. This activity resulted in the ALL increasing by $1.0 million in 2016.  At December 31, 2016, the ALL was $11.1 million or 1.24% of total loans compared to $10.1 million and 1.29% of total loans at the end of 2015.  Management closely monitors the credit quality of the portfolio in order to ensure that an appropriate ALL is maintained. As part of this process, Management performs a comprehensive analysis of the loan portfolio considering delinquencies trends and events, current economic conditions, and other relevant factors to determine the adequacy of the allowance for loan losses and the provision for loan losses.  For more information, refer to the Loan Quality discussion and Tables 12 -16.

Noninterest Income

The following table presents a comparison of noninterest income for the years ended December 31, 2016 and 2015:

Table 4. Noninterest Income

	December 31		Change
(Dollars in thousands)	2016	2015	Amount	%
Noninterest Income
Investment and trust services fees	$4,969	$5,036	$(67)	(1.3)
Loan service charges	714	1,002	(288)	(28.7)
Deposit service charges and fees	2,468	2,318	150	6.5
Other service charges and fees	1,257	1,239	18	1.5
Debit card income	1,469	1,368	101	7.4
Increase in cash surrender value of life insurance	531	551	(20)	(3.6)
Net (loss) gain from sale of other real estate owned	(31)	32	(63)	(196.9)
OTTI losses on debt securities	(40)	(20)	(20)	(100.0)
Gain on conversion of investment security	-	728	(728)	-
Securities gains (losses), net	22	8	14	175.0
Other	246	390	(144)	(36.9)
Total	$11,605	$12,652	$(1,047)	(8.3)

2016 versus 2015

Investment and Trust Service fees: These fees are comprised of asset management fees, estate administration and settlement fees, employee benefit plans, and commissions from the sale of insurance and investment products.  Asset management fees are recurring in nature and are affected by the balance of assets under management and the market value of the assets at the time the fees are recognized. Asset management fees increased $176 thousand, while estate fees decreased $187 thousand over 2015. Commissions from the sale of insurance and investment products decreased by $56 thousand compared to the 2015 commissions. The fair value of trust assets under management increased to $622.6 million at year-end, compared to $586.7 million at the end of 2015.

Loan service charges:  This category includes loan origination fees, offset by those fees that are deferred, as well as production fees for originating mortgages for sale in the secondary market, and any fees for loan services that are charged after origination, e.g.: late fees or debt protection. The primary cause of the decrease in 2016 was lower service charges from commercial loans and a lower volume of consumer debt protection,  as well as lower consumer loan originations.

Deposit fees:  This category is comprised primarily of fees from overdrafts, an overdraft protection program, service charges, and account analysis fees. During 2016, these fees increased $150 thousand compared to 2015.  The increase in this category is due primarily to increased enrollment in the Bank’s overdraft protection program, resulting in $1.5 million of fees in 2016 compared to $1.3 million in 2015.

Debit card income: Debit card income continues to be one the of the best fee generators for the Bank.  The Bank expects the upward trend in these fees to continue as more consumers and businesses have and use debit cards.  Debit card fees are comprised of both a retail and business card program. The business debit card offers a cash back rewards program based on usage and it continues to grow in popularity.  The increase in this category was driven by volume.

Other real estate owned gains (losses), net: This category shows the net gains or losses on the sale of other real estate owned. The net loss was generated by the sale of five residential properties.

Other: This category includes non-recurring income. The decrease in this category is the result of an investment the Corporation owned in an offshore insurance company that liquidated in 2015 and paid out the investors ($171 thousand).

Gain on conversion, securities gains and losses, and OTTI charges:    In 2016, other-than-temporary-impairment charges  were recorded on three private-label mortgage-backed securities, while the security gains were the result of called bonds.  In 2015, a gain on conversion of an investment security of $728 thousand was recorded when one bank equity stock owned by the Bank was acquired by another bank. The remaining security gains were generated by the sale of equity securities.

The following table presents a comparison of noninterest income for the years ended December 31, 2015 and 2014:

Table 4.1 Noninterest Income

	December 31		Change
(Dollars in thousands)	2015	2014	Amount	%
Noninterest Income
Investment and trust services fees	$5,036	$4,575	$461	10.1
Loan service charges	1,002	954	48	5.0
Deposit service charges and fees	2,318	2,094	224	10.7
Other service charges and fees	1,239	1,201	38	3.2
Debit card income	1,368	1,320	48	3.6
Increase in cash surrender value of life insurance	551	568	(17)	(3.0)
Net gain from sale of other real estate owned	32	50	(18)	(36.0)
OTTI losses on debt securities	(20)	(20)	-	-
Gain on conversion of investment security	728	-	728	-
Securities gains (losses), net	8	280	(272)	(97.1)
Other	390	109	281	257.8
Total	$12,652	$11,131	$1,521	13.7

2015 versus 2014

Investment and Trust Service fees: Asset management fees increased $359 thousand and estate fees increased $111 thousand over 2014. Commissions from the sale of insurance and investment products decreased by $9 thousand compared to the 2014 commissions. The fair value of trust assets under management decreased to $586.7 million at year-end, compared to $605.8 million at the end of 2014.

Loan service charges:  The primary cause of the increase in 2015 was higher origination fees on commercial and consumer loans, partially offset by lower mortgage origination fees.

Deposit fees:  During 2015, these fees increased $224 thousand compared to 2014.  The increase in this category is due primarily to increased enrollment in the Bank’s overdraft protection program, resulting in $1.3 million of fees in 2015 compared to $873 thousand in 2014.

Debit card income: Debit card fees are comprised of both a retail and business card program. The business debit card offers a cash back rewards program based on usage and it continues to grow in popularity.  The increase in this category was driven by volume.

Other real estate owned gains (losses), net: The gain was generated by the sale of one residential property.

Other: The increase in this category is the result of an investment the Corporation owned in an offshore insurance company that liquidated and paid out the investors ($171 thousand) and from a death benefit on a life insurance policy ($103 thousand).

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

Noninterest Expense

The following table presents a comparison of noninterest expense for the years ended December 31, 2016 and 2015:

Table 5. Noninterest Expense

(Dollars in thousands)	December 31		Change
Noninterest Expense	2016	2015	Amount	%
Salaries and employee benefits	$18,276	$17,186	$1,090	6.3
Occupancy, net	2,241	2,240	1	-
Furniture and equipment	879	924	(45)	(4.9)
Advertising	1,155	1,105	50	4.5
Legal and professional	1,508	1,093	415	38.0
Data processing	2,093	2,051	42	2.0
Pennsylvania bank shares tax	902	815	87	10.7
Intangible amortization	-	181	(181)	(100.0)
FDIC insurance	580	663	(83)	(12.5)
ATM/debit card processing	855	830	25	3.0
Foreclosed real estate	1,333	462	871	188.5
Telecommunications	429	555	(126)	(22.7)
Other	2,924	3,031	(107)	(3.5)
Total	$33,175	$31,136	$2,039	6.5

2016 versus 2015

Salaries and benefits: This category is the largest noninterest expense category and these expenses increased by $1.1 million compared to the prior year. Pension expense increased $535 thousand due to pension settlement expense, salary expense increased $489 thousand and health insurance expense increased $114 thousand. These increases  were partially offset by a decrease of $112 thousand in 401(k) incentive plan. See Note 15 of the accompanying consolidated financial statements for additional information on benefit plans. All other employee benefit expenses remained consistent with 2015 levels.

Net Occupancy:  This category includes all of the expense associated with the properties and facilities used for bank operations such as depreciation, leases, maintenance, utilities and real estate taxes. Depreciation expense increased slightly in 2016,  but was offset by lower utility expenses and less third party maintenance expenses, due to increased in-house maintenance efforts.

Legal and professional fees:  This category consists of fees paid to outside legal counsel, consultants, and audit fees.  In total, these fees increased $415 thousand from 2015.  The increase was primarily from legal fees associated with a lawsuit brought against the Corporation in 2015.  This lawsuit was more thoroughly described in our current report on Form 8-K filed on July 29, 2016.  It is expected that the Corporation will incur additional legal expenses until this lawsuit is resolved. Internal and external audit fees increased by $93 thousand.

Data processing:  The largest cost in this category is the expense associated with the Bank’s core processing system and related services, and accounted for $1.2 million of the total data processing costs in 2016 and $1.1 million in 2015.  The increase in 2016 was due to higher customer utilization of the Bank’s various electronic banking products.

FDIC insurance: This category consists of the total fees paid to the Federal Deposit Insurance Corporation. The expense for 2016 decreased compared to prior year as an improvement in the Bank’s credit quality reduced the assessment factor.  Also, in the third quarter of 2016, the FDIC lowered the assessment rate on banks with less than $10 billion in assets, as the surplus accumulated in its deposit insurance fund reached the required level.

Foreclosed real estate: This category consists of expenses related to collecting loans and expenses to carry other real estate owned.  In 2016, the Bank wrote down the value of one property by $1.2 million.

Other:  Other noninterest expense decreased in 2016, as the Bank took one-time expenses in 2015 to fulfill the funding requirement of a deferred director’s benefit plan established thirty years ago ($70 thousand), and expenses related to branch assets taken out of service in 2015 ($60 thousand).

The following table presents a comparison of noninterest expense for the years ended December 31, 2015 and 2014:

Table 5.1 Noninterest Expense

(Dollars in thousands)	December 31		Change
Noninterest Expense	2015	2014	Amount	%
Salaries and employee benefits	$17,186	$17,179	$7	-
Occupancy, net	2,240	2,359	(119)	(5.0)
Furniture and equipment	924	976	(52)	(5.3)
Advertising	1,105	1,225	(120)	(9.8)
Legal and professional	1,093	1,221	(128)	(10.5)
Data processing	2,051	1,824	227	12.4
Pennsylvania bank shares tax	815	694	121	17.4
Intangible amortization	181	518	(337)	(65.1)
FDIC insurance	663	908	(245)	(27.0)
ATM/debit card processing	830	730	100	13.7
Foreclosed real estate	462	315	147	46.7
Telecommunications	555	488	67	13.7
Other	3,031	3,136	(105)	(3.3)
Total	$31,136	$31,573	$(437)	(1.4)

2015 versus 2014

Salaries and benefits: This category is the largest noninterest expense category; however, these expenses increased by only $7 thousand compared to the prior year. Health insurance expense increased $180 thousand, which was offset by a decrease of $93 thousand in salary expense, due to open positions, and a decrease in split dollar plan expenses of $73 thousand. All other employee benefit expenses remained consistent with 2014 levels.

Net Occupancy:  Depreciation expense was down in 2015, as well as less utility and snow removal expense due to a warmer winter than experienced in 2014.

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

Provision for Income Taxes

The Corporation recorded a Federal income tax expense of $1.3 million in 2016, compared to $2.3 million in 2015 and $2.0 million in 2014. The effective tax rate for 2016, 2015, and 2014 was 13.9%, 18.2%, and 19.3% respectively. The income tax provision and effective tax rate were lower in 2016, due to lower pre-tax income as a result of an increase in the provision for loan loss expense, a $1.2 million write-down on an other-real-estate-owned property and more tax-free income in 2016.  During 2015, the Corporation reduced the deferred tax valuation allowance related to capital losses by $200 thousand primarily due to a gain on conversion and sale of equity securities. Without this reduction, the effective tax rate for 2015 would have been 19.8% compared to 19.3% in 2014. For a more comprehensive analysis of Federal income tax expense refer to Note 12 of the accompanying consolidated financial statements.

Financial Condition

One method of evaluating the Corporation’s condition is in terms of its sources and uses of funds.  Assets represent uses of funds while liabilities represent sources of funds.  At December 31, 2016, total assets increased 8.9% over the prior year to $1.127 billion from $1.035 billion at the end of 2015.

Interest Bearing Deposits in Other Banks:

This asset increased $1.3 million year-over-year, but the average balance for 2016 fell by $5.9 million. At year-end, approximately $19 million was in the form of short-term certificates of deposit. Approximately $479 thousand was held in an interest-bearing account at the Federal Reserve.

Investment Securities:

The investment portfolio serves as a mechanism to invest funds if funding sources out pace lending activity, to provide liquidity for lending and operations, and provide collateral for deposits and borrowings. The mix of securities and investing decisions are made as a component of balance sheet management. Debt securities include U.S. Government Agencies, U.S. Government Agency mortgage-backed securities, non-agency mortgage-backed securities, state and municipal government bonds, and trust preferred securities.  The equity portfolio consists of one community bank stock.  The average life of the portfolio is 4.1 years and $79.1 million (fair value) is pledged as collateral for deposits. The Bank has no investments in a single issuer that exceeds 10% of shareholders equity.  All securities are classified as available for sale and all investment balances refer to fair value, unless noted otherwise. The following table presents the amortized cost and estimated fair value of investment securities by type at December 31 for the past three years:

Table 6. Investment Securities at Amortized Cost and Estimated Fair Value

	2016		2015		2014
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	value	Cost	value	Cost	value
(Dollars in thousands)
Equity securities	$164	$290	$164	$233	$274	$1,053
U.S. Government and Agency securities	12,598	12,720	13,705	13,836	15,854	15,963
Municipal securities	62,763	62,985	67,851	69,188	66,832	68,366
Trust preferred securities	5,979	5,461	5,958	5,289	5,940	5,137
Agency mortgage-backed securities	61,305	61,284	69,284	69,519	78,779	79,494
Private-label mortgage-backed securities	1,053	1,104	1,335	1,372	1,675	1,695
Asset-backed securities	33	31	38	36	45	43
Total	$143,895	$143,875	$158,335	$159,473	$169,399	$171,751

The following table presents investment securities at December 31, 2016 by maturity, and the weighted average yield for each maturity presented.  The yields presented in this table are calculated using tax-equivalent interest and the amortized cost.

Table 7. Maturity Distribution of Investment Portfolio

			After one year		After five years		After ten
	One year or less		through five years		through ten years		years		Total
	Fair		Fair		Fair		Fair		Fair
(Dollars in thousands)	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
Available for Sale
U.S. Government and Agency securities	$-	-	$3,768	2.13%	$4,706	2.23%	$4,246	1.13%	$12,720	1.83%
Municipal securities	2,146	6.19%	7,415	3.54%	21,686	3.71%	31,738	3.55%	62,985	3.69%
Trust preferred securities	-	-	-	-	-	-	5,461	2.29%	5,461	2.29%
Agency mortgage-backed securities	-	-	2,777	2.45%	8,110	2.53%	50,397	2.32%	61,284	2.35%
Private-label mortgage-backed securities	-	-	-	-	-	-	1,104	5.30%	1,104	5.30%
Asset-backed securities	23	0.27%	-	-	-	-	8	3.48%	31	0.90%
Total	$2,169	6.13%	$13,960	2.94%	$34,502	3.23%	$92,954	2.72%	$143,585	2.92%

Table 3 shows the three-year trend of average balances and yields on the investment portfolio. The average balances and year-over-year ending balances declined (Table 6), due primarily to cash-flow from called municipal and mortgage-backed securities not being reinvested into the portfolio. The yield on the portfolio declined slightly from 2.83% in 2015 to 2.80% in 2016.  U.S. Agency mortgage-backed securities and municipal bonds continue to comprise the largest sectors by fair value of the portfolio, approximately 86% in total. The Bank expects that the portfolio will continue to remain concentrated in these investment sectors. The portfolio produced $29.2 million in cash flows in 2016 while $16.6 million was invested into the portfolio during the year.   For the year, the Corporation recorded a gain of $22 thousand on multiple municipal calls and an other-than-temporary impairment charge of $40 thousand on three private-label mortgage-backed securities.

Municipal Bonds:  The Bank’s municipal bond portfolio is well diversified geographically and is comprised of both tax-exempt (91% of the portfolio) and taxable (9% of the portfolio) municipal bonds.  General obligation bonds (76%) and revenue bonds (17%) comprise the largest portions of the portfolio. The portfolio holds 106 issues within 28 states. The largest dollar exposure is to issuers in the state of Texas (fair value of $8.5 million / 14 issues) and Pennsylvania (fair value of $8.1 million / 14 issues).  Forty-six percent of the portfolio has either private bond insurance or some other type of credit enhancement. When purchasing municipal bonds, the Bank looks primarily to the underlying credit of the issuer as a sign of credit quality and then to any credit enhancement. Approximately $62 million of the portfolio is rated “A” or higher by a nationally recognized rating agency and the weighted average rating of the portfolio is “Aa2”.   The Bank owns one issue for $600 thousand that is not rated.

Trust Preferred Bonds:  The holdings remain the same as at the prior year end, but the unrealized loss has declined from $669 thousand to $518 thousand year-over-year. The credit ratings for each bond are similar to the ratings one year prior. Trust preferred securities are typically issued by a subsidiary grantor trust of a bank holding company, which uses the proceeds of the equity issuance to purchase deeply subordinated debt issued by the bank holding company.  Trust-preferred securities can reflect single entity issues or a group of entities (pooled trust preferred). Pooled trust preferred securities have been the subject of significant write-downs due in some cases from the default of one issuer in the pool that then impairs the entire pool. All of the Bank’s issues are single issuer, variable rate notes with long final maturities (2027-2028) that continue to pay dividends as scheduled. See Note 4 of the accompanying financial statements for more information on the trust preferred securities.

Mortgage-backed Securities (MBS):  This sector holds $62.4 million or 43% of the total portfolio. The majority of this sector ($61.3 million) is comprised of U.S. Government Agency MBS. The Government MBS sector is comprised of mortgage backed securities and collateralized mortgage obligations, both fixed and variable rate. In addition, the Bank holds five private-label mortgage-backed securities (PLMBS) with a fair value of $1.1 million and an amortized cost of $1.1 million.  The Bank’s private-label mortgage-backed securities (PLMBS) portfolio is comprised primarily of Alt-A loans. Alt-A loans are first-lien residential mortgages that generally conform to traditional “prime” credit guidelines; however, loan factors such as the loan-to-value ratio, loan documentation, occupancy status or property type cause these loans not to qualify for standard underwriting programs.  The Alt-A product in the Bank’s portfolio is comprised of fixed-rate mortgages that were originated between 2004 and 2006 and all were originally rated AAA. The bonds issued in 2006 are experiencing the highest delinquency and loss rates. All of these bonds originally had some type of credit support tranche to absorb any loss prior to losses at the senior tranche held by the Bank, but this has eroded completely on some bonds as they have started to experience losses. The Bank recorded other-than-temporary impairment charges of $40 thousand on three PLMBS in 2016.  Based on the performance of some of the PLMBS, it appears as if the underwriting standards that were represented in the offering, and resulted in the AAA rating, were not followed. As a result, the Bank purchased some securities based on these misrepresentations, and it is most likely that these securities would not have been purchased had all the information been reported correctly. See Note 4 of the accompanying financial statements for more information on the mortgage-backed securities.

  Impairment:

Table 8 reflects the temporary impairment in the investment portfolio, aggregated by investment category, length of time that individual securities have been in a continuous unrealized loss position and the number of securities in each category as of December 31, 2016 and 2015.

The condition of the portfolio at year-end 2016, as measured by the dollar amount of temporarily impaired securities is slightly worse since year-end 2015. The municipal sector recorded the largest unrealized loss.  The municipal and Agency MBS sectors contain the greatest number of securities with an unrealized loss.

For securities with an unrealized loss, Management applies a systematic methodology in order to perform an assessment of the potential for other-than-temporary impairment.  In the case of debt securities, investments considered for other-than-temporary impairment: (1) had a specified maturity or repricing date; (2) were generally expected to be redeemed at par, and (3) were expected to achieve a recovery in market value within a reasonable period of time. In addition, the Bank considers whether it intends to sell these securities or whether it will be forced to sell these securities before the earlier of amortized cost recovery or maturity. Equity securities are assessed for other-than-temporary impairment based on the length of time of impairment, dollar amount of the impairment and general market and financial conditions relating to specific issues.  The impairment identified on debt and equity securities and subject to assessment at December 31, 2016, was deemed to be temporary and required no further adjustments to the financial statements, unless otherwise noted.  The following table presents the temporary impairment in the security portfolio for the years presented:

Table 8.  Temporary Impairment

	December 31, 2016
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Government and Agency securities	$789	$(9)	1	$3,413	$(17)	10	$4,202	$(26)	11
Municipal securities	23,407	(417)	43	1,598	(154)	2	25,005	(571)	45
Trust preferred securities	-	-	-	5,461	(518)	7	5,461	(518)	7
Agency mortgage-backed securities	26,995	(359)	39	4,656	(93)	11	31,651	(452)	50
Private-label mortgage-backed securities	281	(5)	1	-	-	-	281	(5)	1
Asset-backed securities	-	-	-	4	(2)	1	4	(2)	1
Total	$51,472	$(790)	84	$15,132	$(784)	31	$66,604	$(1,574)	115

	December 31, 2015
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Government and Agency securities	$479	$(1)	3	$4,364	$(32)	10	$4,843	$(33)	13
Municipal securities	5,806	(35)	8	4,785	(183)	7	10,591	(218)	15
Trust preferred securities	-	-	-	5,289	(669)	7	5,289	(669)	7
Agency mortgage-backed securities	18,977	(215)	29	7,394	(171)	13	26,371	(386)	42
Private-label mortgage-backed securities	-	-	-	246	(2)	1	246	(2)	1
Asset-backed securities	-	-	-	5	(2)	1	5	(2)	1
Total	$25,262	$(251)	40	$22,083	$(1,059)	39	$47,345	$(1,310)	79

The unrealized loss in the trust preferred sector declined by $151 thousand compared to the prior year-end and market prices continued to show some improvement during the year. All of the Bank’s trust preferred securities are variable rate notes with long maturities (2027-2028) from companies that received money (and in some cases paid back) from the Troubled Asset Relief Program (TARP), continue to pay dividends and have raised capital.  The credit ratings on this portfolio are similar to the prior year and no bonds have missed or suspended any payments. At December 31, 2016, the Bank believes it will be able to collect all interest and principal due on these bonds and that it will not be forced to sell these bonds prior to maturity. Therefore, no other-than-temporary-impairment charges were recorded.

The municipal securities portfolio had a $353 thousand increase in unrealized losses since the end of 2015.  The change in value in this sector is driven by market interest rates since these bonds have very low credit risk.

The PLMBS sector continues to show a gross unrealized loss of $5 thousand on one security.  The majority of this sector is comprised of “Alt-A” PLMBS. These bonds were all rated AAA at time of purchase but have since experienced rating declines. Some have experienced increased delinquencies and defaults, while others have seen the credit support increase as the bonds paid-down. The Bank monitors the performance of the Alt-A investments on a regular basis and reviews delinquencies, default rates, credit support levels and various cash flow stress test scenarios. In determining the credit related loss, Management considers all principal past due 60 days or more as a loss. If additional principal moves beyond 60 days past due, it will also be considered a loss. As a result of the analysis on PLMBS it was determined that three bonds contained losses that were considered other-than-temporary. Management determined $40 thousand was credit related and therefore, recorded an impairment charge of $40 thousand against earnings in 2016.  Management continues to monitor these securities and it is possible that additional write-downs may occur if current loss trends continue.

The Bank held $1.8 million of restricted stock at the end of 2016 of which $1.7 million is stock in the Federal Home Loan Bank of Pittsburgh (FHLB). FHLB stock is carried at a cost of $100 per share. FHLB stock is evaluated for impairment primarily based on an assessment of the ultimate recoverability of its cost. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support it operations. There is not a public market for FHLB stock and the benefits of FHLB membership (e.g., liquidity and low cost funding) add value to the stock beyond purely financial measures. If FHLB stock were deemed to be impaired, the write-down for the Bank could be significant. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment.

Loans:

Average gross loans for 2016 increased by $88.3 million to $832.9 million compared to $744.6 million in 2015.  Commercial loans and home equity loans and lines of credit showed an increase in average balances during the year, which was partially offset by a decline in average residential mortgage and consumer loans during the year.  The yield on the portfolio declined again in 2016 after another year of low interest rates, dropping to 4.15% in 2016 from 4.23% in 2015. Table 3 presents detail on the average balances and yields earned on loans for the past three years. The following table shows loans outstanding, by primary collateral, as of December 31 for the past 5 years.

Table 9. Loan Portfolio

	December 31
(Dollars in thousands)	2016		2015		2014		2013		2012
	Balance	% Change	Balance	% Change	Balance	% Change	Balance	% Change	Balance
Residential real estate 1-4 family
Consumer first lien	$103,125	(0.6)	$103,698	(1.3)	$105,014	1.4	$103,573	10.4	$93,790
Commercial first lien	65,445	13.3	57,780	2.6	56,300	(3.7)	58,466	(3.9)	60,809
Total first liens	168,570	4.4	161,478	0.1	161,314	(0.4)	162,039	4.8	154,599

Consumer junior lien and lines of credit	44,817	(0.4)	44,996	18.0	38,132	10.1	34,636	(2.4)	35,494
Commercial junior liens and lines of credit	5,396	(8.8)	5,917	4.5	5,663	(4.6)	5,939	(12.6)	6,794
Total junior liens and lines of credit	50,213	(1.4)	50,913	16.3	43,795	7.9	40,575	(4.1)	42,288
Total residential real estate 1-4 family	218,783	3.0	212,391	3.6	205,109	1.2	202,614	2.9	196,887

Residential real estate construction
Consumer purpose	1,350	147.7	545	(66.5)	1,627	(58.9)	3,960	21.7	3,255
Commercial purpose	7,625	3.8	7,343	(9.2)	8,088	(5.5)	8,559	(29.7)	12,177
Total residential real estate construction	8,975	13.8	7,888	(18.8)	9,715	(22.4)	12,519	(18.9)	15,432

Commercial real estate	390,584	14.6	340,695	4.4	326,482	(0.9)	329,373	(9.5)	363,874
Commercial	270,826	25.4	215,942	20.6	179,071	5.1	170,327	2.2	166,734
Total commercial	661,410	18.8	556,637	10.1	505,553	1.2	499,700	(5.8)	530,608

Consumer	4,705	(7.7)	5,100	(17.1)	6,154	(28.3)	8,580	(19.5)	10,652
Total loans	893,873	14.3	782,016	7.6	726,531	0.4	723,413	(4.0)	753,579
Less: Allowance for loan losses	(11,075)	9.8	(10,086)	10.7	(9,111)	(6.1)	(9,702)	(6.5)	(10,379)
Net loans	$882,798	14.4	$771,930	7.6	$717,420	0.5	$713,711	(4.0)	$743,200

Residential real estate:  This category is comprised of first lien loans and, to a lesser extent, junior liens and lines of credit secured by residential real estate.  Total residential real estate loans increased $6.4 million over 2015, primarily the result of an increase in commercial first lien loans.  The Bank’s residential mortgage portfolio held steady during 2016 as mortgage originations kept pace with run-off.  In 2016, the Bank originated $24.3 million in mortgages, including approximately $8.9 million for a fee through a third party brokerage agreement. The Bank does not originate or hold any loans that would be considered sub-prime or Alt-A, and does not generally originate mortgages outside of its primary market area. The Bank expects 2017 activity to be primarily purchase money mortgages as refinance activity has slowed.

Commercial purpose loans in this category represent loans made for various business needs, but are secured with residential real estate. In addition to the real estate collateral, it is possible that additional security is provided by personal guarantees or UCC filings. These loans are underwritten as commercial loans and are not originated to be sold. The growth in this sector was primarily 1-4 family investment properties.

Residential real estate construction:  The largest component of this category represents loans to residential real estate developers of $7.6 million, while loans for individuals to construct personal residences totaled $1.4 million at December 31, 2016. The Bank’s exposure to residential construction loans is concentrated primarily in south central Pennsylvania. Real estate construction loans, including residential real estate and land development loans, occasionally provide an interest reserve in order to assist the developer during the development stage when minimal cash flow is generated. All real estate construction loans are underwritten in the same manner, regardless of the use of an interest reserve.

At December 31, 2016, the Bank had $697 thousand in real estate construction loans funded with an interest reserve and capitalized $105 thousand of interest from these reserves on active projects during 2016.  These loans are comprised of $209 thousand in residential construction and $488 thousand in commercial construction (reported in the commercial real estate category). Real estate construction loans are monitored on a regular basis by either an independent third party inspector or the assigned loan officer depending on loan amount or complexity of the project. This monitoring process includes, at a minimum, the submission of invoices or AIA documents (depending on the complexity of the project) detailing costs incurred by the borrower, on-site inspections, and a signature by the assigned loan officer for disbursement of funds.

Commercial loans: Commercial loans continue to be the largest loan category on the balance sheet and increased 18.8% compared to the end of 2015. In 2016, the Bank approved approximately $204 million in commercial loans and commitments with approximately $180 million in new money advances. Low rates continue to make variable rate loans attractive to borrowers. However, in today’s low rate environment, the extremely low rates squeeze loan profitability. The competition for good quality loans continues to be strong with the best customers able to attract multiple offers. In addition, where the Bank was able to book new loans with rate floors in prior years, the competitive environment has seen the use of rate floors more difficult to obtain.

Commercial real estate (CRE): This category includes commercial, industrial, farm and agricultural loans, where real estate serves as the primary collateral for the loan. This loan category increased by $49.9 million over the prior year. The increases in 2016 were primarily in office buildings and manufacturing facilities. The largest sectors (by collateral) in CRE are: office buildings ($58.9 million), hotel and motel ($45.6 million), land development ($42.1 million) and apartment units ($37.5 million).

Commercial (C&I): This category includes commercial, industrial, farm, agricultural, and tax free loans. Collateral for these loans may include business assets or equipment, personal guarantees, or other non-real estate collateral. C&I loans increased $54.9 million over the 2015 ending balance, primarily in tax free municipal loans. At December 31, 2016, the Bank had approximately $153 million of tax free loans in its portfolio. The largest sectors (by industry) are: public administration ($65.9 million), utilities ($34.4 million), educational services ($29.7 million) and retail trade ($25.6 million). The Bank does not have any loan exposure to the oil and gas industry.

The Bank is active in its market in pursuing commercial lending opportunities and has historically supplemented in-market growth with purchased loan participations. Commercial loan participations were purchased in an effort to increase commercial lending and diversify the loan mix, both geographically and by industry sector.  Purchased loans are originated primarily within the south central Pennsylvania market and are purchased from only a few select counter parties. These loans usually represent an opportunity to participate in larger credits that are not available in market, with the benefit of lower origination and servicing costs.  In 2016, the Bank purchased $17.0 million of loan participations and commitments, approximately $27 million less than in 2015. At December 31, 2016, the Bank held $133.3 million in purchased loan participations in its portfolio compared to $136.5 million at the prior year-end. The Bank expects that commercial lending will continue to be the primary area of loan growth in the future via in-market lending, but it expects new purchase participations to decline.

Consumer loans: This category is mainly comprised of unsecured personal lines of credit, which continue to show a downward trend in outstanding balances. This category declined by $395 thousand from 2015.  With the unwillingness of consumers to increase their debt, and the highly priced competitive nature of consumer lending, the consumer portfolio is expected to continue to run-down throughout 2017.

Table 10. Maturities and Interest Rate Terms of Selected Loans

The following table presents the stated maturities (or earlier call dates) of selected loans as of December 31, 2016.  Consumer purpose residential mortgages and consumer loans are excluded from the presentation.

	Less than		Over
(Dollars in thousands)	1 year	1-5 years	5 years	Total
Loans:
Residential real estate construction	$5,083	$2,542	$-	$7,625
Commercial real estate	44,141	49,309	297,134	390,584
Commercial	71,172	40,414	159,240	270,826
Total	$120,396	$92,265	$456,374	$669,035

Loans with fixed and variable interest rates at December 31, 2016 are shown below:

	Less than		Over
(Dollars in thousands)	1 year	1-5 years	5 years	Total
Loans with fixed rates	$5,969	$47,737	$70,972	$124,678
Loans with variable rates	114,427	44,528	385,402	544,357
Total	$120,396	$92,265	$456,374	$669,035

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

Watch list loans exhibit financial weaknesses that increase the potential risk of default or loss to the Bank. However, inclusion on the watch list, does not by itself, mean a loss is certain. The watch list includes both performing and nonperforming loans. Watch list loans totaled $18.5 million at year-end compared to $27.9 million one year earlier. The watch list is comprised of $1.2 million rated 6-Special Mention, and $17.3 million rated 7-Substandard.  The Bank has no loans rated 8 (Doubtful) or 9 (Loss). The composition of the watch list loans, by primary collateral, is shown in Note 6 of the accompanying financial statements and includes all those loans rated lower than “pass”. Included in the 2016 substandard loan total is $4.8 million of nonaccrual loans compared to $5.4 million one year earlier. Of the nonaccrual loans, the most significant nonaccrual loans are reported on Table 12.  The Bank’s Loan Management Committee reviews these loans and risk ratings on a quarterly basis in order to proactively identify and manage problem loans. In addition, a committee meets monthly to discuss possible workout strategies for OREO and all credits rated 7 or worse. Management also tracks other commercial loan risk measurements including high loan to value loans, concentrations, participations and policy exceptions and reports these to the Credit Risk Oversight Committee of the Board of Directors. The Bank also uses a third-party consultant to assist with internal loan review with a goal of reviewing 60% of commercial loans each year. The FDIC defines certain supervisory loan-to-value lending limits.  The Bank’s internal loan–to-value limits are all equal to, or have a lower loan-to-value limit, than the supervisory limits.  At December 31, 2016, the Bank had loans of $26.8 million that exceeded the supervisory limit.

Delinquent loans are a result of borrowers’ cash flow and/or alternative sources of cash being insufficient to repay loans.  The Bank’s likelihood of collateral liquidation to repay the loans becomes more probable the further behind a borrower falls, particularly when loans reach 90 days or more past due. Management monitors the performance status of loans by the use of an aging report. The aging report can provide an early indicator of loans that may become severely delinquent and possibly result in a loss to the Bank.  See Note 6 in the accompanying financial statements for information on the aging of payments in the loan portfolio.

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

Loan quality improved slightly during 2016, as measured by the balance of nonperforming loans reported in Table 11. Nonperforming loans have decreased by $594 thousand with the majority of the decrease coming in first lien residential real estate. Table 12 identifies the most significant loans in nonaccrual status. These three nonaccrual loans in Table 12 account for 86% of the total nonaccrual balance.  Also included in the nonaccrual total are $3.1 million of loans classified as troubled debt restructurings (TDR), including credits 1 and 3 on Table 12.  A TDR loan is maintained on nonaccrual status until a satisfactory repayment history is established. Potential problem loans, defined as watch list loans less loans on nonaccrual or past due more than 90 days, at December 31, 2016 totaled $17.1 million compared to $22.1 million at December 31, 2015.

The following table presents a five year summary of nonperforming assets as of December 31 of each year:

Table 11. Nonperforming Assets

	December 31
(Dollars in thousands)	2016	2015	2014	2013	2012

Nonaccrual loans
Residential real estate 1-4 family
First liens	$231	$806	$1,124	$2,599	$3,584
Junior liens and lines of credit	86	105	169	107	758
Total	317	911	1,293	2,706	4,342
Residential real estate construction	480	502	931	538	557
Commercial real estate	3,956	3,681	8,430	19,001	28,659
Commercial	23	276	1,637	2,398	2,836
Consumer	-	-	-	-	-
Total nonaccrual loans	4,776	5,370	12,291	24,643	36,394

Loans past due 90 days or more and still accruing
Residential real estate 1-4 family
First liens	-	214	165	302	120
Junior liens and lines of credit	-	-	-	41	112
Total	-	214	165	343	232
Residential real estate construction	-	-	-	-	-
Commercial real estate	665	152	140	207	-
Commercial	-	2	-	44	315
Consumer	-	-	17	10	16
Total loans past due 90 days or more and still accruing	665	368	322	604	563
Total nonperforming loans	5,441	5,738	12,613	25,247	36,957
Repossessed assets	-	-	-	-	-
Other real estate owned	4,915	6,451	3,666	4,708	5,127
Total nonperforming assets	$10,356	$12,189	$16,279	$29,955	$42,084

Nonperforming loans to total gross loans	0.61%	0.73%	1.74%	3.49%	4.90%
Nonperforming assets to total assets	0.92%	1.18%	1.63%	3.04%	4.10%
Allowance for loan losses to nonperforming loans	203.55%	175.78%	72.23%	38.43%	28.08%

The following table provides information on the most significant nonaccrual loans as of December 31, 2016.

Table 12. Significant Nonaccrual Loans

December 31, 2016
(Dollars in thousands)
		ALL	Nonaccrual	TDR			Last
	Balance	Reserve	Date	Status	Collateral	Location	Appraisal(1)
Credit 1	1,728	-	Mar-12	Y	1st & 2nd liens on commercial real estate, residential real estate & business assets	PA	Jan-16	$3,810
Credit 2	1,138	-	Dec-14	N	Hotel & entertainment complex	PA	Apr-16	$4,200
Credit 3	1,250	-	Sep-16	Y	1st lien on farmland	PA	Jul-14	$2,391
Total	$4,116	$-

(1) Appraisal value, as reported, does not reflect the pay-off of any senior liens or the cost to liquidate the collateral, but does reflect only the Bank’s share of the collateral if it is a participated loan.

Credit 1 is a TDR that is in compliance with its modified terms. Credit 2 is in the process is of foreclosure and is listed for sale.   Credit 3 is a TDR in the process of foreclosure and a new appraisal has been ordered. Credits 1 and 2 were also reported on this table in 2015.

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

 In accordance with financial accounting standards, TDR loans are always considered impaired until they are paid-off.  However, an impaired TDR loan can be a performing loan.  Impaired loans totaled $15.1 million at year-end compared to $16.8 million at December 31, 2015. Included in the impaired loan totals are $13.4 million of TDR loans.

The following table shows the composition of the Bank’s impaired loans as of December 31, 2016.

Table 13. Composition of Impaired Loans

	December 31, 2016
(Dollars in thousands)	Nonaccrual		Accruing	Total
	Non-TDR	TDR	TDR	Impaired
Residential Real Estate 1-4 Family
First liens	$80	$151	$724	$955
Junior liens and lines of credit	86	-	-	86
Total	166	151	724	1,041
Residential real estate - construction	-	480	-	480
Commercial real estate	1,458	2,498	9,566	13,522
Commercial	23	-	-	23
Total	$1,647	$3,129	$10,290	$15,066

Note 6 of the accompanying financial statements provides additional information on the composition of the impaired loans, including the allowance for loan loss that has been established for impaired loans and new TDR loans during the year.

Allowance for Loan Losses:

Management monitors loan performance on a monthly basis and performs a quarterly evaluation of the adequacy of the allowance for loan losses (ALL). The ALL is determined by segmenting the loan portfolio based on the loan’s collateral. When calculating the ALL, consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, historical charge-offs, the adequacy of the underlying collateral (if collateral dependent) and other relevant factors. The Bank begins enhanced monitoring of all loans rated 6 (Special Mention) or worse, and obtains a new appraisal or asset valuation for any placed on nonaccrual and rated 7 (Substandard) or worse. Management, at its discretion, may determine that additional adjustments to the appraisal or valuation are required.  Valuation adjustments will be made as necessary based on factors, including, but not limited to: the economy, deferred maintenance, industry, type of property/equipment, age of the appraisal, etc. and the knowledge Management has about a particular situation. In addition, the cost to sell or liquidate the collateral is also estimated and deducted from the valuation in order to determine the net realizable value to the Bank. When determining the allowance for loan losses, certain factors involved in the evaluation are inherently subjective and require material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans. Management monitors the adequacy of the allowance for loan losses on an ongoing basis and reports its adequacy quarterly to the Credit Risk Oversight Committee of the Board of Directors. Management believes that the allowance for loan losses at December 31, 2016 is adequate.

The analysis for determining the ALL is consistent with guidance set forth in generally accepted accounting principles (GAAP) and the Interagency Policy Statement on the Allowance for Loan and Lease Losses. The analysis has two components, specific and general allocations. The specific component addresses specific reserves established for impaired loans. A loan is considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all interest and principal payments due according to the originally contracted terms of the loan agreement.  Collateral values discounted for market conditions and selling costs are used to establish specific allocations for impaired loans. However, it is possible that as a result of the credit analysis, a specific reserve is not required for an impaired loan. For impaired loans with balances less than $250 thousand and consumer purpose loans, a specific reserve analysis is not performed and these loans are added to the general allocation pool.  These loans totaled $383.3 thousand at year-end 2016 and are comprised primarily of loans secured by residential real estate.  Management does not believe that excluding these loans from the specific reserve analysis presents any additional risk. The balance of impaired loans and the ALL for these loans declined in 2016.  Note 6 of the accompanying financial statements provides additional information about the ALL established for impaired loans.

The general allocation component addresses the reserves established for pools of homogenous loans. The general component includes a quantitative and qualitative analysis. When calculating the general allocation, the Bank segregates its loan portfolio into the following sectors based primarily on the type of supporting collateral:  residential real estate, commercial, industrial or agricultural real estate; commercial and industrial (C&I non-real estate), and consumer.  Each sector may be further segregated by type of collateral,  lien position, or owner/nonowner occupied properties.  The quantitative analysis uses the Bank’s twenty quarter rolling historical loan loss experience adjusted for factors derived from current economic and market conditions that have been determined to have an effect on the probability and magnitude of a loss. Prior to 2015, the Bank was using an eight quarter rolling history for the quantitative analysis. The change to a longer historical period is based upon improving charge-offs and a more stable and slowly improving economy.   As credit quality improved the Bank began to see lower charge-offs.  The Bank believes that an eight quarter historical period presented the loss history during a very favorable period and it may not accurately reflect historical trends.  It believes that a twenty quarter period covers a longer economic cycle and more accurately reflects its loss history and therefore is a more appropriate factor for calculating the general reserve in the current environment.  The historical loss experience factor for the general allocation was .84% of gross loans ($7.5 million) at December 31, 2016, compared to .97% of gross loans ($7.1 million) at the prior year-end. The qualitative analysis utilizes a risk matrix that incorporates qualitative and environmental factors such as: loan volume, management, loan review process, credit concentrations, competition, and legal and regulatory issues. These factors are each risk rated from minimal to high risk and in total can add up to a qualitative factor of 37.5 basis points of gross loans.  At December 31, 2016, the qualitative factor was 25.5 basis points, ($2.3 million) an increase from 21.5 basis points ($1.7 million) at the prior year-end. These factors are determined on the basis of Management’s observation, judgment and experience. The increase in the qualitative factor was due primarily to the nature of, and the growth in the commercial loan portfolio. The Bank had an unallocated reserve of $1.3 million at December 31, 2016, unchanged from the prior year end.

Real estate appraisals and collateral valuations are an important part of the Bank’s process for determining potential loss on collateral dependent loans and thereby have a direct effect on the determination of loan reserves, charge-offs and the calculation of the allowance for loan losses.  As long as the loan remains a performing loan, no further updates to appraisals are required. If a loan or relationship migrates to nonaccrual and a risk rating of 7 or worse, an evaluation for impairment status is made based on the current information available at the time of downgrade and a new appraisal or collateral valuation is obtained. We believe this practice complies with the regulatory guidance.

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

The following table shows, by loan segment, the activity in the ALL, the amount of the allowance established in each category and the loans that were evaluated for the ALL under a specific reserve (individually) and those that were evaluated under a general reserve (collectively) as of December 31, 2016.

Table 14. Loan Segment of the Allowance for Loan Losses

(Dollars in thousands)	Residential Real Estate 1-4 Family
		Junior Liens &			Commercial
	First Liens	Lines of Credit	Construction		Real Estate	Commercial	Consumer	Unallocated	Total

Allowance at December 31, 2015	$989	$308		$194	$5,649	$1,519	$102	$1,325	$10,086
Charge-offs	(49)	-		(41)	(2,751)	(74)	(167)	-	(3,082)
Recoveries	35	-		-	19	167	75	-	296
Provision	130	15		71	3,192	281	90	(4)	3,775
Allowance at December 31, 2016	$1,105	$323		$224	$6,109	$1,893	$100	$1,321	$11,075

Allowance established for loans evaluated:
Individually	$-	$-	$		$-	$-	$-	$-	$-
Collectively	1,105	323		224	6,109	1,893	100	1,321	11,075
Allowance at December 31, 2016	$1,105	$323		$224	$6,109	$1,893	$100	$1,321	$11,075

Loans evaluated for allowance:
Individually	$628	$52		$480	$13,523	$-	$-	$-	$14,683
Collectively	167,942	50,161		8,495	377,061	270,826	4,705	-	879,190
Total	$168,570	$50,213		$8,975	$390,584	$270,826	$4,705	$-	$893,873

The following tables show the allocation of the allowance for loan losses by loan category as of December 31 for each of the past five years.

Table 15. Allocation of the Allowance for Loan Losses

(Dollars in thousands)	2016		2015		2014		2013		2012
		% of		% of		% of		% of		% of
	Balance	Allowance	Balance	Allowance	Balance	Allowance	Balance	Allowance	Balance	Allowance
Residential real estate 1-4 family
First liens	$1,105	10	$989	10	$994	11	$913	9	$744	7
Junior liens and lines of credit	323	3	308	3	271	3	228	2	260	3
Total	1,428	13	1,297	13	1,265	14	1,141	12	1,004	10
Residential real estate construction	224	2	194	2	214	2	276	3	882	8
Commercial real estate	6,109	55	5,649	56	4,978	55	5,196	54	6,078	59
Commercial	1,893	17	1,519	15	1,515	17	2,099	22	1,437	14
Consumer	100	1	102	1	127	1	138	1	181	2
Unallocated	1,321	12	1,325	13	1,012	11	852	9	797	8
Total	$11,075	100	$10,086	100	$9,111	100	$9,702	100	$10,379	100

The allocation of the allowance for loan losses is based on estimates and is not intended to imply limitations on the usage of the allowance. The entire allowance is available to absorb any losses without regard to the category in which the loan is classified.

The following table shows the percentage of the loans in each category to total gross loans as of December 31 for each of the past five years:

	2016	2015	2014	2013	2012
Residential real estate 1-4 family
First liens	19%	21%	22%	22%	21%
Junior liens and lines of credit	5%	6%	6%	6%	6%
Total	24%	27%	28%	28%	27%
Residential real estate construction	1%	1%	1%	2%	2%
Commercial real estate	44%	43%	45%	45%	48%
Commercial	30%	28%	25%	24%	22%
Consumer	1%	1%	1%	1%	1%
Total	100%	100%	100%	100%	100%

The Bank added $3.8 million to the ALL through the provision for loan loss expense in 2016 compared to $1.3 million in the prior year. The increase in the provision expense was due primarily to growth in the commercial loan portfolio and a $2.7 million charge-off on one commercial real estate loan that reduced the balance in the ALL. Charged-off loans usually result from: (1) a borrower being legally relieved of loan repayment responsibility through bankruptcy, (2) insufficient proceeds from the sale of collateral to repay a loan; or (3) the borrower and/or guarantor does not own other marketable assets that, if sold, would generate sufficient sale proceeds to repay a loan.

The following table presents details on activity in the ALL as well as key ALL ratios.

Table 16. Historical Allowance for Loan Losses

	December 31
(Dollars in thousands)	2016	2015	2014	2013	2012

Balance at beginning of year	$10,086	$9,111	$9,702	$10,379	$9,723
Charge-offs:
Residential real estate 1-4 family
First liens	(49)	(43)	(291)	(547)	(251)
Junior liens and lines of credit	-	(39)	-	(45)	(71)
Total	(49)	(82)	(291)	(592)	(322)
Residential real estate construction	(41)	(21)	(41)	-	-
Commercial real estate	(2,751)	-	(408)	(2,855)	(3,298)
Commercial	(74)	(270)	(644)	(363)	(861)
Consumer	(167)	(198)	(189)	(162)	(236)
Total charge-offs	(3,082)	(571)	(1,573)	(3,972)	(4,717)

Recoveries:
Residential real estate 1-4 family
First liens	35	7	21	13	1
Junior liens and lines of credit	-	-	-	-	25
Total	35	7	21	13	26
Residential real estate construction	-	18	-	-	-
Commercial real estate	19	14	50	203	13
Commercial	167	148	65	100	21
Consumer	75	74	82	59	88
Total recoveries	296	261	218	375	148
Net charge-offs	(2,786)	(310)	(1,355)	(3,597)	(4,569)
Provision for loan losses	3,775	1,285	764	2,920	5,225
Balance at end of year	$11,075	$10,086	$9,111	$9,702	$10,379

Ratios:
Net charge-offs/average gross loans	0.33%	0.04%	0.19%	0.49%	0.60%
Net charge-offs/provision for loan losses	73.80%	24.12%	177.36%	123.18%	87.44%
ALL as a percentage of loans	1.24%	1.29%	1.25%	1.34%	1.38%

Other Real Estate Owned:

The Bank holds $4.9 million of other real estate owned (OREO), comprised of five properties compared to $6.5 million and seven properties one year earlier.  See Note 1 and Note 8 of the accompanying financial statements for additional information on OREO. The following table provides additional information on significant other real estate owned properties.

Table 17. Other Real Estate Owned

December 31, 2016
(Dollars in thousands)
	Date
	Acquired	Balance	Description of Property	Location

Property 1	2012	$2,508	1st, 2nd, and 3rd liens residential development land - 4 tracts with 196 acres	PA
Property 2	2015	1,876	1st lien on 90 acres undeveloped commercial real estate	PA
Total		$4,384

Property 1 was part of a participated loan and the workout is being handled by the lead bank.  This property is under contract; however, the agreement allows for a due diligence period until November 2017.  Therefore, the final outcome is not certain.  Property 2 was part of a participated loan and the workout is being handled by the lead bank. This property was written down by $1.2 million in December 2016 based on an updated appraisal. In February 2017, 88 acres of this property was sold, leaving a balance of $125 thousand secured by 2 acres.  The value is supported by current appraisals showing this tract is a more desirable commercial property than the tract that was sold.

At December 31, 2016, the Bank had $123 thousand of residential properties in the process of foreclosure compared to $218 thousand at the end of 2015.

Goodwill:

The Bank has $9.0 million of goodwill recorded on its balance sheet as the result of corporate acquisitions.  Goodwill is not amortized, nor deductible for tax purposes.   However, goodwill is tested for impairment at least annually in accordance with ASC Topic 350.   Goodwill was tested for impairment as of August 31, 2016. The impairment test was conducted following the step-one test under ASC Topic 350. The Corporation chose not to use the qualitative assessment method for the August 31, 2016 test primarily due to the fact that the Corporation’s stock price was trading below its book value. The Corporation uses several different weighted methods to determine the fair value of the reporting unit under the step-one test, including a dividend analysis, comparable sale transactions, and change of control premium estimates. If the step-one test fails, a more comprehensive step-two test is performed before a final determination of impairment is made. If goodwill is determined to be impaired, an impairment write-down is charged to results of operations in the period in which the impairment is determined.  As a result of the step-one test, the estimated fair value of the Corporation exceeded its carrying value by approximately 30% (compared to 38% in 2015) and Management determined goodwill was not impaired.  At December 31, 2016, Management subsequently considered certain qualitative factors affecting the Corporation and determined that it was not likely that the results of the prior test had changed and it determined that goodwill was not impaired at year-end.

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

Table 18. Deposits

	December 31
(Dollars in thousands)	2016		2015		2014		2013		2012
		%		%		%		%
	Balance	Change	Balance	Change	Balance	Change	Balance	Change	Balance
Noninterest-bearing checking	$170,345	12.0	$152,095	11.1	$136,910	12.6	$121,565	(1.7)	$123,623
Interest-bearing checking	241,906	4.2	232,181	19.1	194,992	8.1	180,450	33.2	135,454
Money management	420,309	10.8	379,331	(2.2)	388,043	4.8	370,401	(2.5)	380,079
Savings	74,925	8.3	69,174	10.4	62,637	5.5	59,394	3.9	57,165
Retail time deposits	71,264	(13.6)	82,468	(11.3)	92,973	(14.1)	108,283	(15.3)	127,861
Brokered time deposits	3,371	3.3	3,263	(42.0)	5,626	(0.1)	5,631	(88.8)	50,258
Total	$982,120	6.9	$918,512	4.2	$881,181	4.2	$845,724	(3.3)	$874,440

Noninterest-bearing checking:  This category experienced double digit percentage growth for the third consecutive year. Nearly every sector of this product increased during the year with business accounts showing the largest dollar growth, approximately $13 million. Only the municipal account sector showed a decline, $1.4 million year-over-year. The average balance for the year increased by approximately $20 million.

Interest-bearing checking: This category saw an increase in both the ending and average balance for the year compared to prior year-end, while the cost of these accounts remained flat. Retail accounts and commercial accounts in the fully-insured interest-bearing checking account product were growth leaders in this product during 2016.

Money management:  After declining in 2015, this product showed nearly an 11% growth year-over-year and a 3.1% increase in average balance for the year.  In 2016, the cost of these accounts declined by .04%.  Every sector of this product increased during 2016, with the largest dollar increase ($14.3 million) occurring in retail accounts.

Savings:  Savings accounts increased 8.3% during the year and represents the eight consecutive year of growth. IRA savings accounts declined from 2015, but this was more than offset by increases in other product sectors.

Time deposits:  Retail time deposits have declined for the seventh consecutive year. Retail time deposits greater than $100 thousand held steady at just over $3 million.  Consumers do not seem to be inclined to invest in longer maturity deposits as they want more liquid accounts and are afraid of missing out on the opportunity to take advantage of rising rates, whenever that may occur. As a result of this sentiment, the Bank has seen some maturing CDs migrate to the Money Management product and new CDs being written for short-terms.  In 2017, 60% of the Bank’s retail CDs will mature.

Brokered deposits:    At year-end 2016, the Bank had $142.8 million placed in the ICS program ($76.8 million included in interest-bearing checking and $66.0 million included in money management) and $3.3 million of time deposits placed into the CDARS program.  These programs allow the Bank to offer full FDIC coverage to large depositors, but with the convenience to the customer of only having to deal with one bank.  The Bank solicits these deposits from within its market and it believes they present no greater risk than any other local deposit. However, regulatory guidance requires that these deposits be classified as brokered deposits. The Bank had no wholesale brokered CDs at year-end.

The Bank continually reviews different methods of funding growth that include traditional deposits and other wholesale sources. Competition from other local financial institutions, internet banks and brokerages will continue to be a challenge for the Bank in its efforts to attract new and retain existing deposit accounts.  This competition is not expected to lessen in the future.

Table 19. Time Deposits of $100,000 or More

	Retail	Brokered	Total
(Dollars in thousands)	Time Deposits	Time Deposits	Time Deposits
Maturity distribution:
Within three months	$5,407	$-	$5,407
Over three through six months	3,376	-	3,376
Over six through twelve months	3,347	2,339	5,686
Over twelve months	6,003	399	6,402
Total	$18,133	$2,738	$20,871

Borrowings:

Short-term Borrowings: Short-term borrowings from the FHLB are in the form of a revolving term commitment. The short-term FHLB borrowings are used as overnight borrowings to fund the short-term liquidity needs of the Bank.  These borrowings reprice on a daily basis and the interest rate fluctuates with short-term market interest rates. The Bank’s maximum borrowing capacity with the FHLB at December 31, 2016 was $278.6 million with $254.3 million available to borrow.

The Bank had previously used securities sold under repurchase agreements (Repo), which were accounted for as collateralized financings, as an additional funding source. During 2014, the Bank began the process of closing this product and transitioning these accounts into a fully-insured sweep deposit product. At the end of 2014, the Bank had one remaining Repo account and it was closed on January 2, 2015. By moving accounts out of the Repo product, the Bank was able to free up its investment collateral and improve its liquidity position by having less pledged collateral. The following table presents information about the Bank’s Repo product and short-term borrowings.

Table 20. Short-Term Borrowings and Securities Sold Under Agreements to Repurchase

(Dollars in thousands)	2016		2015		2014
	Short-Term	Repurchase	Short-Term	Repurchase	Short-Term	Repurchase
	Borrowings	Agreements	Borrowings	Agreements	Borrowings	Agreements
Ending balance	$24,270	$-	$-	$-	$-	$9,079
Average balance	5,258	-	923	25	-	8,539
Maximum month-end balance	24,270	-	3,500	-	-	17,755
Weighted-average interest rate	0.63%	-	0.38%	0.15%	-	0.15%

Long-term Debt:    The Bank had no long-term debt outstanding during 2016 or 2015.

Shareholders’ Equity:

Shareholders’ equity increased $5.1 million to $116.5 million at December 31, 2016. The Corporation added $4.6 million to retained earnings after declaring $3.5 million in dividends.  The Dividend Reinvestment Plan (DRIP) added $1.7 million in new capital during 2016.   The Corporation declared regular cash dividends per share of $0.82 in 2016. The decrease in net income increased the dividend payout ratio to 43.6% in 2016 compared to 30.8% in 2015.

The Board of Directors has in the past authorized the repurchase of the Corporation’s $1.00 par value common stock. The repurchased shares can be held as treasury shares available for issuance in connection with future stock dividends and stock splits, employee benefit plans, executive compensation plans and other appropriate corporate purposes. The term of the repurchase plans is normally one year.  In April 2016, the Board of Directors approved a stock repurchase program that authorized the repurchase of up to $350,000 in shares of common stock during each calendar quarter through March 31, 2017.  During 2016, the Corporation repurchased 34,048 shares of its common stock for $795 thousand.  A stock repurchase plan was not authorized in 2015. For additional information on Shareholders’ Equity refer to Note 18 of the accompanying consolidated financial statements.

The Corporation’s dividend reinvestment plan (DRIP) allows for shareholders to purchase additional shares of the Corporation’s common stock by reinvesting cash dividends paid on their shares or through optional cash payments.  The Corporation has authorized 1,000,000 shares of common stock to be issued under the plan.  During 2016,  70,298 shares of common stock were purchased through the dividend reinvestment plan at a value of $1.7 million and 614,355 shares remain to be issued.

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

In July 2013, Federal banking regulators approved the final rules from the Basel Committee on Banking Supervision for the regulation of capital requirements for bank holding companies and U.S banks, generally referred to as “Basel III.” The Basel III standards were effective for the Corporation and the Bank, effective January 1, 2015 (subject to a phase-in period for certain provisions).  Basel III imposes significantly higher capital requirements and more restrictive leverage and liquidity ratios than those previously in place.  The capital ratios to be considered “well capitalized” under Basel III are: (1) Common Equity Tier 1(CET1) of 6.5%, (2) Tier 1 Leverage of 5%, (3)Tier 1 Risk-Based Capital of 8%, and (4) Total Risk-Based Capital of 10%.  The rules also include changes in the risk weights of certain assets to better reflect credit and other risk exposures. In addition, a capital conservation buffer will be phased-in beginning in at 0.625% for 2016, 1.25% for 2017, 1.875% for 2018 and 2.50% for 2019 and thereafter. The capital conservation buffer will be applicable to all of the capital ratios except for the Tier1 Leverage ratio. The capital conservation buffer is equal to the lowest value of the three applicable capital ratios less the regulatory minimum for each respective capital measurement.   The Bank’s capital conservation buffer at December 31, 2016 was 7.55% (total risk-based capital 15.55% less 8.00%)

compared to the 2016 regulatory buffer of .625%. Compliance with the capital conservation buffer is required in order to avoid limitations certain capital distributions.  As of December 31, 2016, the Bank was “well capitalized’ under the Basel III requirements and believes it would be “well capitalized” on a fully-phased in basis had such a requirement been in effect.  The minimum capital ratios (shown as “adequately capitalized”) and the “well capitalized” capital ratios are reported on Note 2 of the accompanying financial statements.

The following table presents capital ratios for the Corporation:

Table 21. Capital Ratios

	December 31
	2016	2015	2014
Common Equity Tier 1 risk-based capital ratio	14.41%	14.77%	-
Total risk-based capital ratio	15.67%	16.03%	15.49%
Tier 1 risk-based capital ratio	14.41%	14.77%	14.19%
Tier 1 leverage ratio	10.11%	10.38%	9.69%

For additional information on capital adequacy refer to Note 2 of the accompanying consolidated financial statements

Local Economy

The Corporation’s primary market area includes Franklin, Fulton, Cumberland and Huntingdon County, PA.  This area is diverse in demographic and economic makeup.  County populations range from a low of approximately 15,000 in Fulton County to over 243,000 in Cumberland County. Unemployment in the Bank’s market area has remained steady in 2016 and ranges from a low of 4.2% in Cumberland County to high of 6.6% in Fulton County.  The market area has a diverse economic base and local industries include, warehousing, truck & rail shipping centers, light and heavy manufacturers, health-care, higher education institutions, farming and agriculture, and a varied service sector.  The Corporation’s primary market area is located in south central Pennsylvania and provides easy access to the major metropolitan markets on the east coast via trucking and rail transportation. Because of this, warehousing and distribution companies continue to find the area attractive. The local economy is not overly dependent on any one industry or business and Management believes that the Bank’s primary market area continues to be well suited for growth.  The following provides selected economic data for the Bank’s primary market:

Economic Data

	December 31
	2016	2015
Unemployment Rate (seasonally adjusted)
Market area range (1)	4.2 - 6.6%	3.5 - 5.5%
Pennsylvania	5.7%	5.0%
United States	4.6%	5.0%

Housing Price Index - year over year change
PA, nonmetropolitan statistical area	2.8%	2.0%
United States	5.6%	5.6%

Franklin County Building Permits - year over year change
Residential, estimated	20.9%	-15.6%
Multifamily, estimated	-31.7%	-65.0%

(1) Franklin, Cumberland, Fulton and Huntingdon Counties

The assets and liabilities of the Corporation are financial in nature, as such, the pricing of products, customer demand for certain types of products, and the value of assets and liabilities are greatly influenced by interest rates.  As such, interest rates and changes in interest rates may have a more significant effect on the Corporation’s financial results than on other types of industries. Because of this, the Corporation watches the actions of the Federal Reserve Open Market Committee (FOMC) as it makes decisions about interest rate changes and monetary policy.  In December 2016, the FOMC increased the federal funds rate target range, following a similar increase in December of 2015.   Looking ahead to 2017, the FOMC continues to state that the timing and magnitude of rate increases will be data dependent; therefore, the likelihood of any rate increase or decrease in 2017 is unknown, despite predictions of two or more increases.   In determining the timing and size of future adjustments to the target range for the federal funds rate, the FOMC  assesses realized and expected economic conditions relative to its objectives of maximum employment and 2 percent inflation.  We expect that the normalization of monetary policy will be quite gradual.  At its January 2017 meeting, the FOMC voted to maintain the current federal funds target rate.

Liquidity

The Corporation conducts substantially all of its business through its bank subsidiary. The liquidity needs of the Corporation are funded primarily by the bank subsidiary, supplemented with liquidity from its dividend reinvestment plan.

The Bank must meet the financial needs of the customers that it serves, while providing a satisfactory return on the shareholders’ investment.  In order to accomplish this, the Corporation must maintain sufficient liquidity in order to respond quickly to the changing level of funds required for both loan and deposit activity.  The goal of liquidity management is to meet the ongoing cash flow requirements of depositors who want to withdraw funds and of borrowers who request loan disbursements. The Bank regularly reviews it liquidity position by measuring its projected net cash flows (in and out) at a 30 and 90-day interval.  The Bank stresses this measurement by assuming a level of deposit out-flows that have not historically been realized. In addition to this forecast, other funding sources are reviewed as a method to provide emergency funding if necessary.  The objective of this measurement is to identify the amount of cash that could be raised quickly without the need to liquidate assets.  The Bank also stresses its liquidity position utilizing different longer-term scenarios.  The varying degrees of stress create pressure on deposit flows in its local market, reduce access to wholesale funding and limit access of funds available through brokered deposit channels. In addition to stressing cash flow, specific liquidity risk indicators are monitored to help identify risk areas.  This analysis helps identify and quantify the potential cash surplus/deficit over a variety of time horizons to ensure the Bank has adequate funding resources.  Assumptions used for liquidity stress testing are subjective.  Should an evolving liquidity situation or business cycle present new data, potential assumption changes will be considered.  The Bank believes it can meet all anticipated liquidity demands.

Historically, the Bank has satisfied its liquidity needs from earnings, repayment of loans, amortizing and maturing investment securities, loan sales, deposit growth and its ability to access existing lines of credit.  All investment securities are classified as available for sale; therefore, securities that are not pledged (approximately $65 million fair value) as collateral for borrowings are an additional source of readily available liquidity, either by selling the security or, more preferably, to provide collateral for additional borrowing. The Bank also has access to other wholesale funding via the brokered CD market.

The FHLB system has always been a major source of funding for community banks. The Bank’s maximum borrowing capacity with the FHLB at December 31, 2016 was $278.6 million with $254.3 million available to borrow. There are no indicators that lead the Bank to believe the FHLB will discontinue its lending function or restrict the Bank’s ability to borrow.  If either of these events were to occur, it would have a negative effect on the Bank and it is unlikely that the Bank could replace the level of FHLB funding in a short time.

The Bank has established credit at the Federal Reserve Discount Window and as of year-end had the ability to borrow approximately $23 million. The Bank also has a $6 million unsecured line of credit at a correspondent bank.

Off Balance Sheet Commitments

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk.  These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet loans and lines of credit.  Because these unfunded instruments have fixed maturity dates and many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation.  Unused commitments and standby letters of credit totaled $277.4 million and $23.9 million, respectively, at December 31, 2016, compared to $265.4 million and $25.9 million, respectively, at December 31, 2015. See Note 19 of the accompanying consolidated financial statements for more information on commitments and contingencies.

Management believes that any amounts actually drawn upon can be funded in the normal course of operations.  The Corporation has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity.

The following table represents the Corporation’s aggregate on and off balance sheet contractual obligations to make future payments as of December 31, 2016.

Table 22. Contractual Obligations

(Dollars in thousands)
	1 year			Over
	and under	Years 2-3	Years 4-5	5 years	Total
Time deposits	$45,884	$20,191	$8,560	$-	$74,635
Operating leases	704	1,157	997	4,050	6,908
Deferred compensation	691	463	425	764	2,343
Estimated future pension payments	1,169	2,201	2,507	6,233	12,110
Total	$48,448	$24,012	$12,489	$11,047	$95,996

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

The Corporation uses several tools to measure and evaluate interest rate risk.  One tool is interest rate sensitivity or gap analysis.  Gap analysis classifies assets and liabilities by repricing and maturity characteristics and provides Management with an indication of how different interest rate scenarios will impact net interest income.  Table 23 presents a gap analysis of the Corporation’s balance sheet at December 31, 2016. A positive gap in the under one-year time interval suggests that, all else being equal, the Corporation’s near-term earnings would rise in a higher interest rate environment and decline in a lower rate environment. A negative gap suggests the opposite result.  At December 31, 2016, the Corporation’s cumulative gap position at one year was negative.  However, the incremental benefit of future rate decreases has been reduced as the rates paid on the Bank’s liabilities have been reduced greatly, leaving little room for future reductions.  In addition, many of the liabilities are reported in Table 23 at the earliest period at which the rate could change. Since these rates change at the discretion of the Bank, certain liabilities may or may not be repriced with the same magnitude or at the same time as market rates. These circumstances are not captured by a gap analysis.  Consequently, gap analysis is not a good indicator of future earnings.

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

Table 24 presents the results of three different rate change scenarios and measures the change in net interest income against a base (unchanged) scenario over one year.  As shown, the Bank’s net interest income compared to the base scenario decreases in the down 100 basis point scenario, but increases in each of the up scenarios. For each scenario, interest rate changes are ramped up or down over a period of 1 year, except for the plus 400 basis point scenario which is ramped over 2 years. The Bank believes a ramp scenario is more realistic than an interest rate shock scenario; however, the Bank also runs scenarios using shocks and yield curve twists.  Economic value of equity (EVE) is defined as the estimated discounted present value of assets minus the discounted present value of liabilities and is a surrogate for long-term earnings. EVE measures the degree to which the economic value of a bank changes under different rate scenarios. EVE focuses on a longer-term time horizon and captures all balance sheet cash flows and is more effective in considering embedded options. The discount rates used in the EVE calculation are based on market rates for like assets and liabilities and the balance sheet position is held constant in order to isolate the risk of interest rate changes. For EVE simulation, all rates change by the defined amount immediately and simultaneously in a shock fashion.

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

The following table shows interest rate sensitivity for the Corporation as of December 31, 2016.

Table 23. Interest Rate Sensitivity Analysis

(Dollars in thousands)	1-90	91-181	182-365	1-5	Beyond
	Days	Days	Days	Years	5 Years	Total
Interest-earning assets:
Interest -bearing deposits in other banks	$7,468	$5,836	$1,499	$4,724	$250	$19,777
Investment securities and restricted stock	9,041	4,918	9,994	79,793	41,896	145,642
Loans	317,013	28,416	102,905	323,952	121,587	893,873
Total interest-earning assets	333,522	39,170	114,398	408,469	163,733	1,059,292

Interest-bearing liabilities:
Interest-bearing checking	241,906	-	-	-	-	241,906
Money market deposit accounts	420,309	-	-	-	-	420,309
Savings	74,925	-	-	-	-	74,925
Time	15,420	12,609	17,855	28,751	-	74,635
Short-term borrowings	24,270	-	-	-	-	24,270
Total interest-bearing liabilities	$776,830	$12,609	$17,855	$28,751	$-	$836,045

Interest rate gap	$(443,308)	$26,561	$96,543	$379,718	$163,733	$223,247
Cumulative interest rate gap	$(443,308)	$(416,747)	$(320,204)	$59,514	$223,247

Table 24. Sensitivity to Changes in Market Interest Rates

(Dollars in thousands)	Net Interest Income		Economic Value of Equity (EVE)
Change in rates (basis points)	Projected	% Change	Projected	% Change
+400	$36,583	2.0%	$146,295	-1.9%
+200	$36,343	1.3%	$150,122	0.7%
unchanged	$35,866	-	$149,077	-
-100	$35,044	-2.3%	$113,284	-24.0%

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

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Franklin Financial Services Corporation

Chambersburg, Pennsylvania

We have audited the accompanying consolidated balance sheets of Franklin Financial Services Corporation and its subsidiaries (the “Corporation”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Franklin Financial Services Corporation and its subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework  (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Harrisburg, Pennsylvania

March 10, 2017

Consolidated Balance Sheets

(Dollars in thousands, except per share data)	December 31
	2016	2015
Assets
Cash and due from banks	$16,888	$20,664
Interest-bearing deposits in other banks	19,777	18,502
Total cash and cash equivalents	36,665	39,166
Investment securities available for sale, at fair value	143,875	159,473
Restricted stock	1,767	782
Loans held for sale	540	461
Loans	893,873	782,016
Allowance for loan losses	(11,075)	(10,086)
Net Loans	882,798	771,930
Premises and equipment, net	14,058	14,759
Bank owned life insurance	22,459	22,364
Goodwill	9,016	9,016
Other real estate owned	4,915	6,451
Deferred tax asset, net	5,844	4,758
Other assets	5,506	6,135
Total assets	$1,127,443	$1,035,295

Liabilities
Deposits
Noninterest-bearing checking	$170,345	$152,095
Money management, savings and interest checking	737,140	680,686
Time	74,635	85,731
Total Deposits	982,120	918,512
Short-term borrowings	24,270	-
Other liabilities	4,560	5,407
Total liabilities	1,010,950	923,919

Shareholders' equity
Common stock, $1 par value per share,15,000,000 shares authorized with
4,688,349 shares issued and 4,316,836 shares outstanding at December 31, 2016 and
4,659,319 shares issued and 4,275,879 shares outstanding at December 31, 2015 and	4,688	4,659
Capital stock without par value, 5,000,000 shares authorized with no
shares issued and outstanding	-	-
Additional paid-in capital	39,752	38,778
Retained earnings	83,081	78,517
Accumulated other comprehensive loss	(4,215)	(3,722)
Treasury stock, 371,513 and 383,440 shares at cost at December 31, 2016 and 2015,
respectively	(6,813)	(6,856)
Total shareholders' equity	116,493	111,376
Total liabilities and shareholders' equity	$1,127,443	$1,035,295

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Income

(Dollars in thousands, except per share data)	Years ended December 31
	2016	2015	2014
Interest income
Loans, including fees	$32,992	$30,279	$30,382
Interest and dividends on investments:
Taxable interest	2,271	2,415	2,618
Tax exempt interest	1,412	1,607	1,512
Dividend income	17	67	100
Deposits and obligations of other banks	287	247	182
Total interest income	36,979	34,615	34,794

Interest expense
Deposits	2,212	2,367	2,743
Securities sold under agreements to repurchase	-	-	13
Short-term borrowings	33	4	-
Long-term debt	-	-	424
Total interest expense	2,245	2,371	3,180
Net interest income	34,734	32,244	31,614
Provision for loan losses	3,775	1,285	764
Net interest income after provision for loan losses	30,959	30,959	30,850

Noninterest income
Investment and trust services fees	4,969	5,036	4,575
Loan service charges	714	1,002	954
Deposit service charges and fees	2,468	2,318	2,094
Other service charges and fees	1,257	1,239	1,201
Debit card income	1,469	1,368	1,320
Increase in cash surrender value of life insurance	531	551	568
Net (loss) gain on sale of other real estate owned	(31)	32	50
OTTI losses on debt securities	(40)	(20)	(20)
Gain on conversion of investment security	-	728	-
Securities gains, net	22	8	280
Other	246	390	109
Total noninterest income	11,605	12,652	11,131

Noninterest expense
Salaries and employee benefits	18,276	17,186	17,179
Occupancy, net	2,241	2,240	2,359
Furniture and equipment	879	924	976
Advertising	1,155	1,105	1,225
Legal and professional	1,508	1,093	1,221
Data processing	2,093	2,051	1,824
Pennsylvania bank shares tax	902	815	694
Intangible amortization	-	181	517
FDIC insurance	580	663	908
ATM/debit card processing	855	830	730
Foreclosed real estate	1,333	462	315
Telecommunications	429	555	488
Other	2,924	3,031	3,137
Total noninterest expense	33,175	31,136	31,573
Income before federal income tax expense	9,389	12,475	10,408
Federal income tax expense	1,302	2,271	2,006
Net income	$8,087	$10,204	$8,402

Per share
Basic earnings per share	$1.88	$2.40	$2.01
Diluted earnings per share	$1.88	$2.40	$2.00
Cash dividends declared	$0.82	$0.74	$0.68
The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Comprehensive Income

	Years ended December 31
(Dollars in thousands)	2016	2015	2014
Net Income	$8,087	$10,204	$8,402

Securities (1)
Unrealized (losses) gains arising during the period	(1,176)	(498)	3,353
Reclassification adjustment for net losses (gains) and OTTI included in net income	18	(716)	(260)
Net unrealized (losses) gains	(1,158)	(1,214)	3,093
Tax effect	394	413	(1,052)
Net of tax amount	(764)	(801)	2,041

Derivatives (2)
Unrealized gains (losses) arising during the period	-	31	(12)
Reclassification adjustment for net losses included in net income	-	160	382
Net unrealized gains	-	191	370
Tax effect	-	(65)	(126)
Net of tax amount	-	126	244

Pension (3)
Change in plan assets and benefit obligations	(638)	(416)	(1,369)
Reclassification adjustment for net losses included in net income	1,048	497	325
Net unrealized gains (losses)	410	81	(1,044)
Tax effect	(139)	(28)	355
Net of tax amount	271	53	(689)

Total other comprehensive (loss) income	(493)	(622)	1,596

Total Comprehensive Income	$7,594	$9,582	$9,998

Reclassification adjustment / Statement line item	Tax expense (benefit)
(1) Securities / gain on conversion & securities (gains) losses, net	$(6)	$243	$88
(2) Derivatives / interest expense on deposits	-	(54)	(130)
(3) Pension / Salary & Benefits	(356)	(169)	(111)

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Changes in Shareholders' Equity

For years ended December 31, 2016, 2015, and 2014:

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
(Dollars in thousands, except per share data)	Stock	Capital	Earnings	Loss	Stock	Total
Balance at December 31, 2013	$4,561	$36,636	$65,897	$(4,696)	$(7,010)	$95,388

Net income	-	-	8,402	-	-	8,402
Other comprehensive income	-	-	-	1,596	-	1,596
Cash dividends declared, $0.68 per share	-	-	(2,847)	-	-	(2,847)
Treasury shares issued under stock option plans, 3,793 shares	-	(9)	-	-	68	59
Common stock issued under dividend reinvestment plan, 45,864 shares	46	877	-	-	-	923
Balance at December 31, 2014	4,607	37,504	71,452	(3,100)	(6,942)	103,521

Net income	-	-	10,204	-	-	10,204
Other comprehensive loss	-	-	-	(622)	-	(622)
Cash dividends declared, $0.74 per share	-	-	(3,139)	-	-	(3,139)
Treasury shares issued under stock option plans, 4,794 shares	-	6	-	-	86	92
Common stock issued under dividend reinvestment plan, 52,755 shares	52	1,194	-	-	-	1,246
Stock option compensation expense	-	74	-	-	-	74
Balance at December 31, 2015	4,659	38,778	78,517	(3,722)	(6,856)	111,376

Net income	-	-	8,087	-	-	8,087
Other comprehensive loss	-	-	-	(493)	-	(493)
Cash dividends declared, $0.82 per share	-	-	(3,523)	-	-	(3,523)
Acquisition of 34,048 shares of treasury stock	-	-	-	-	(795)	(795)
Treasury shares issued under employer stock option plans, 907 shares	-	4	-	-	16	20
Treasury shares issued under dividend reinvestment plan, 45,068 shares	-	296	-	-	822	1,118
Common stock issued under dividend reinvestment plan, 25,230 shares	25	528	-	-	-	553
Common stock issued under incentive stock option plan, 3,800 shares	4	58	-	-	-	62
Stock option compensation expense	-	88	-	-	-	88
Balance at December 31, 2016	$4,688	$39,752	$83,081	$(4,215)	$(6,813)	$116,493

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows

	Years ended December 31
	2016	2015	2014
(Dollars in thousands)
Cash flows from operating activities
Net income	$8,087	$10,204	$8,402
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,345	1,328	1,422
Net amortization of loans and investment securities	1,617	1,659	1,818
Amortization and net change in mortgage servicing rights valuation	55	34	41
Amortization of intangibles	-	181	517
Provision for loan losses	3,775	1,285	764
Net realized gains on sales and calls of securities	(22)	(8)	(280)
Impairment writedown on securities recognized in earnings	40	20	20
Gain on conversion of investment security	-	(728)	-
Loans originated for sale	(8,972)	(9,121)	(8,904)
Proceeds from sale of loans	8,893	9,049	8,864
Writedown on premise and equipment	69	60	-
Writedown on other real estate owned	1,209	365	273
Net loss (gain) on sale or disposal of other real estate/other repossessed assets	31	(32)	(50)
Increase in cash surrender value of life insurance	(531)	(551)	(568)
Gain from surrender of life insurance policy	(76)	(103)	-
Stock option compensation	88	74	-
Decrease in other assets	1,174	2,443	1,036
(Decrease) increase in other liabilities	(1,094)	(2,758)	707
Deferred tax (benefit) expense	(832)	(111)	294
Net cash provided by operating activities	14,856	13,290	14,356

Cash flows from investing activities
Proceeds from sales and calls of securities available for sale	3,825	1,381	5,421
Proceeds from maturities and paydowns of securities available for sale	25,393	30,123	25,369
Net (increase) decrease in restricted stock	(985)	(344)	1,468
Purchase of investment securities available for sale	(16,605)	(21,688)	(41,217)
Net increase in loans	(114,780)	(58,496)	(4,506)
Proceeds from sale of other real estate/other repossessed assets	625	508	868
Proceeds from surrender of life insurance policy	436	389	-
Capital expenditures	(579)	(1,041)	(345)
Net cash used in investing activities	(102,670)	(49,168)	(12,942)

Cash flows from financing activities
Net increase in demand deposits, interest-bearing checking and savings accounts	74,704	50,199	50,772
Net decrease in time deposits	(11,096)	(12,868)	(15,315)
Net decrease in repurchase agreements	-	(9,079)	(14,755)
Long-term debt payments	-	-	(12,403)
Net increase in short-term borrowings	24,270	-	-
Dividends paid	(3,523)	(3,139)	(2,847)
Purchase of treasury stock	(795)	-	-
Cash received from option exercises	82	92	59
Common stock issued under dividend reinvestment plan	1,671	1,246	923
Net cash provided by financing activities	85,313	26,451	6,434

(Decrease) increase in cash and cash equivalents	(2,501)	(9,427)	7,848
Cash and cash equivalents as of January 1	39,166	48,593	40,745
Cash and cash equivalents as of December 31	$36,665	$39,166	$48,593

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest on deposits and other borrowed funds	$2,253	$2,416	$3,240
Income taxes	$2,100	$3,016	$907

Noncash Activities
Loans transferred to Other Real Estate	$329	$3,626	$82

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

Nature of Operations – The Corporation conducts substantially all of its business through its subsidiary bank, Farmers and Merchants Trust Company of Chambersburg, which serves its customer base through twenty-two community-banking offices located in Franklin, Cumberland, Fulton and Huntingdon Counties, Pennsylvania. These counties are considered to be the Corporation’s primary market area, but it may do business in the greater South-Central Pennsylvania market.  The Bank is a community-oriented commercial bank that emphasizes customer service and convenience.  As part of its strategy, the Bank has sought to develop a variety of products and services that meet the needs of both its retail and commercial customers.  The Corporation and the Bank are subject to the regulations of various federal and state agencies and undergo periodic examinations by these regulatory authorities.

Use of Estimates in the Preparation of Financial Statements – The preparation of financial statements in conformity with generally accepted accounting principles requires Management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, and the assessment of other than temporary impairment of investment securities and the valuation allowance on the deferred tax asset.

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

Investment Securities – Management classifies its securities at the time of purchase as available for sale or held to maturity. At December 31, 2016 and 2015, all securities were classified as available for sale, meaning that the Corporation intends to hold them for an indefinite period of time, but not necessarily to maturity. Available for sale securities are stated at estimated fair value, adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments of interest income through call date or maturity.  The related unrealized holding gains and losses are reported as other comprehensive income or loss, net of tax, until realized.  Declines in the fair value of held-to-maturity and available-for-sale securities to amounts below cost that are deemed to be other-than-temporary are reflected in earnings as realized losses.  In estimating the other-than-temporary impairment losses, Management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) determines if the Corporation does not intend to sell the security or it if is not more likely than not that the Corporation will be required to sell the security before recovery of its amortized cost. When a determination is made that an other-than-temporary impairment exists but the Corporation does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, the other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income. Realized securities gains and losses are computed using the specific identification method. Gains or losses on the disposition of investment securities are based on the net proceeds and the adjusted carrying amount of the specific security sold. Any decision to sell a security classified as available for sale would be based on various factors, including significant movement in interest rates, changes in maturity or mix of the Bank’s assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors.

Restricted Stock–  – Restricted stock, which is carried at cost, consists of stock of the Federal Home Loan Bank of Pittsburgh (FHLB) and Atlantic Central Bankers Bank (ACBB).  The Bank held $1.8 million of restricted stock at the end of 2016. With the exception of $30 thousand, this investment represents stock in the FHLB that the Bank is required to hold in order to be a member of FHLB and is carried at a cost of $100 per share. FHLB stock is divided into two classes: membership stock and activity stock, which is based on outstanding loan balances. Federal law requires a member institution of the FHLB to hold FHLB stock according to a predetermined formula. Management evaluates the restricted stock for impairment in accordance with ASC Topic 320.  Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the banks as compared to the capital stock amount for the banks and the length of time this situation has persisted, (2) commitments by the banks to make payments required by law or regulation and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the banks.  As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support its operations.  There is not a public market for FHLB or ACBB stock and the benefits of membership (e.g., liquidity and low cost funding) add value to the stock beyond purely financial measures. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment. Management believes no impairment charge is necessary related to the FHLB or ACBB restricted stock as of December 31, 2016.

Financial Derivatives – The Corporation may use interest rate swaps to manage interest rate risk associated with variable-rate funding sources.  All such derivatives are recognized on the balance sheet at estimated fair value in other assets or liabilities as appropriate.  To the extent the derivatives are effective and meet the requirements for hedge accounting, changes in fair value are recognized in other comprehensive income with income statement reclassification occurring as the hedged item affects earnings.  Conversely, changes in fair value attributable to ineffectiveness or to derivatives that do not qualify as hedges are recognized as they occur in the income statement’s interest expense account associated with the hedged item.

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

The accrual of interest is generally discontinued when the contractual payment of principal or interest has become 90 days past due or Management has serious doubts about further collectability of principal or interest, even though the loan is currently performing.  A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured.  When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in a prior year is charged against the allowance for loan losses.  Payments received on nonaccrual loans are applied initially against principal, then interest income, late charges and any other expenses and fees.  Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt.  Consumer loans are typically charged off no later than 180 days past due.  Past due status is based on contractual terms of the loans.

Loans Held for Sale – Mortgage loans originated and intended for sale in the secondary market at the time of origination are carried at the lower of cost or estimated fair value (determined on an aggregate basis).  All sales are made without recourse.  Loans held for sale at December 31, 2016 represent loans originated through a third-party brokerage agreement for a fee and present no price risk to the Bank.

Loan Servicing – Servicing assets are recognized as separate assets when rights are acquired through sale of financial assets.  A portion of the cost of originating the loan is allocated to the servicing right based on relative fair value.  Fair value is based on a valuation model that calculates the present value of estimated future net servicing income.  The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, prepayment speeds, default rates and losses.  Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the periods of, the estimated future net servicing income of the underlying financial assets.  Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to amortized cost.  For the purpose of computing impairment, mortgage servicing rights are stratified based on risk characteristics of the underlying loans that are expected to have the most impact on projected prepayments including loan type, interest rate and term.  Impairment is recognized through a valuation allowance to the extent that fair value is less than the capitalized amount.  If the Corporation later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income.  Servicing fee income is recorded for fees earned for servicing loans.  The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned.  The amortization of mortgage servicing rights is netted against loan servicing fee income.  Loans serviced by the Bank for the benefit of others totaled $15.8 million, $21.6 million and $29.5 million at December 31, 2016, 2015 and 2014, respectively.

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

Intangible Assets – The Bank has $9.0 million of goodwill recorded on its balance sheet as the result of corporate acquisitions.  Goodwill is not amortized, nor deductible for tax purposes.   However, goodwill is tested for impairment at least annually in accordance with ASC Topic 350.   Goodwill was tested for impairment as of August 31, 2016. The impairment test was conducted following the step-one test under ASC Topic 350. The Corporation chose not to use the qualitative assessment method for the August 31, 2016 test primarily due to the fact that the Corporation’s stock price was trading below its book value. The Corporation uses several different weighted methods to determine the fair value of the reporting unit under the step-one test, including a dividend analysis, comparable sale transactions, and change of control premium estimates. If the step-one test fails, a more comprehensive step-two test is performed before a final determination of impairment is made. If goodwill is determined to be impaired, an impairment write-down is charged to results of operations in the period in which the impairment is determined.  As a result of the step-one test, the estimated fair value of the Corporation exceeded its carrying value by approximately 30% (compared to 38% in 2015) and Management determined goodwill was not impaired.  At December 31, 2016, Management subsequently considered certain qualitative factors affecting the Corporation and determined that it was not likely that the results of the prior test had changed and it determined that goodwill was not impaired at year-end.

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

Investment and Trust Services – Assets held in a fiduciary capacity are not assets of the Corporation and therefore are not included in the consolidated financial statements.  The fair value of trust assets under management at December 31, 2016 was $622.6 million and $586.7 million at the prior year-end.  Revenue from investment and trust services is recognized on the accrual basis.

Off-Balance Sheet Financial Instruments – In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments consisting of commitments to extend credit and letters of credit. Such financial instruments are recorded on the balance sheet when they are funded.  The amount of any liability for the credit risk associated with off-balance sheet financial instruments is recorded in other liabilities and was not material to the financial position of the Corporation at December 31, 2016 or 2015.

Stock-Based Compensation – The Corporation accounts for stock based compensation in accordance with the ASC Topic 718, “Stock Compensation.”  ASC Topic 718 requires compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions).  The amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued.  Compensation cost is recognized over the period that an employee provides services in exchange for the award.  Compensation expense was $88 thousand in 2016 and $74 thousand in 2015 and $0 in 2014.

Pension – The provision for pension expense was actuarially determined using the projected unit credit actuarial cost method.  The funding policy is to contribute an amount sufficient to meet the requirements of ERISA, subject to Internal Revenue Code contribution limitations.

In accordance with ASC Topic 715, “Compensation – Retirement Benefits”, the Corporation recognizes the plan’s over-funded or under-funded status as an asset or liability with an offsetting adjustment to Accumulated Other Comprehensive Income (AOCI).  ASC Topic 715 requires the determination of the fair value of a plan’s assets at the company’s year-end and the recognition of actuarial gains and losses, prior service costs or credits, transition assets or obligations as a component of AOCI.  These amounts were previously netted against the plan’s funded status in the Corporation’s consolidated Balance Sheet. These amounts will be subsequently recognized as components of net periodic benefit costs.  Further, actuarial gains and losses that arise in subsequent periods that are not initially recognized as a component of net periodic benefit costs will be recognized as a component of AOCI.  Those amounts will subsequently be recorded as component of net periodic benefit costs as they are amortized during future periods.

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

A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

(Dollars in thousands, except per share data)	2016	2015	2014
Weighted average shares outstanding (basic)	4,297	4,244	4,190
Impact of common stock equivalents	5	6	6
Weighted average shares outstanding (diluted)	4,302	4,250	4,196
Anti-dilutive options excluded from calculation	9	27	35

Net income	$8,087	$10,204	$8,402
Basic earnings per share	$1.88	$2.40	$2.01
Diluted earnings per share	$1.88	$2.40	$2.00

Reclassifications – Certain prior period amounts may have been reclassified to conform to the current year presentation.  Such reclassifications did not affect reported net income or the financial position of the Company.

Segment Reporting – The Bank acts as an independent community financial services provider and offers traditional banking and related financial services to individual, business and government customers.  Through its community office and electronic banking applications, the Bank offers a full array of commercial and retail financial services, including the taking of time, savings and demand deposits; the making of commercial, consumer and mortgage loans; and the providing of safe deposit services.  The Bank also performs personal, corporate, pension and fiduciary services through its Investment and Trust Services Department and Personal Investment Center.

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

Recent Accounting Pronouncements:

Statements of Cash Flow (Topic 320).  In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments (Topic 320).”  ASU 2016-15 clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  The amendments are intended to reduce diversity in practice.  The ASU contains additional guidance clarifying when an entity should separate cash receipts and cash payments and classify them into more than one class of cash flows (including when reasonable judgement is required to estimate and allocate cash flows) versus when an entity should classify the aggregate amount into one class of cash flows on the basis of predominance.  The amendments are effective fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017.  The Corporation does not believe the adoption of the ASU will have an effect on its consolidated financial statements.

Financial Instruments – Credit Losses (Topic 326). In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”  ASU 2016-13 requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model).  Under this model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications unless reasonable expectation of a troubled debt restructuring exists) from the date of initial recognition of that instrument.  The ASU replaces the current accounting model for purchased credit impaired loans and debt securities.  The allowance for credit losses for purchased financial assets with a more-than insignificant amount of credit deterioration since origination (“PCD assets”), should be determined in a similar manner to other financial assets measured on an amortized cost basis.  However, upon initial recognition, the allowance for credit losses is added to the purchase price (“gross up approach”) to determine the initial amortized cost basis.  The subsequent accounting for PCD financial assets is the same expected loss model described above.  The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted as of the fiscal year beginning after December 15, 2018, including interim periods within those fiscal years.  The effect of implementing the new ASU will be recorded through a cumulative effect adjustment to retained earnings.  The Corporation believes the new ASU will result in earlier recognition of additions to the allowance for loan losses and possibly a larger allowance for loan loss balance with a corresponding increase in the provision for loan losses in results of operations; however, the Corporation is continuing to evaluate the impact of the pending adoption of the new standard on its consolidated financial statements.

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

The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  A modified retrospective transition approach is required for lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  The Corporation currently has real estate and equipment leases that it classifies as operating leases that are not recognized on the balance sheet.  Under the new standard, these leases will move onto the balance sheet.  The Corporation is currently gathering data and reviewing methods of implementing the standard, but due to the number of lease agreements in effect, the Corporation believes the new ASU will not have a material effect on its consolidated financial statements.

Goodwill (Topic 350). In January 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-04, Intangibles – Other to simplify the accounting for goodwill impairment.  This guidance, among other things, removes step 2 of the goodwill impairment test thus eliminating the need to determine the fair value of individual assets and liabilities of the reporting unit.  Upon adoption of this ASU, goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.  This may result in more or less impairment being recognized than under current guidance.  This ASU will become effective for the Corporation’s annual and interim goodwill impairment tests beginning in the first quarter of 2020.

Stock Compensation (Topic 718). In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation.  This ASU changes several aspects of accounting for share-based payment transactions, and includes some changes that apply only to nonpublic companies.  This Update includes amendments that currently apply, or may apply in the future, to the Corporation related to the following: (1) accounting for the difference between the deduction for tax purposes and the amount of compensation cost recognized for financial reporting purposes; (2) classification of excess tax benefits on the statement of cash flows; (3) accounting for forfeitures; (4) accounting for awards partially settled in cash in excess of the employer’s minimum statutory tax withholding requirements; and (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes.  The ASU is effective for the Corporation for annual and interim periods beginning in the first quarter 2017.  The Corporation does not believe this ASU will have a material effect on its financial statements.

Note 2.  Regulatory Matters

The Bank is limited as to the amount it may lend to the Corporation, unless such loans are collateralized by specific obligations. State regulations also limit the amount of dividends the Bank can pay to the Corporation and are generally limited to the Bank’s accumulated net earnings, which were $91.6 million at December 31, 2016.  In addition, dividends paid by the Bank to the Corporation would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.  The Corporation and the Bank are subject to various regulatory capital requirements administered by federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Although not adopted in regulation form, the Pennsylvania Department of Banking utilizes capital standards requiring a minimum leverage capital ratio of 6% and a risk-based capital ratio of 10%, defined substantially the same as those by the FDIC.  Management believes, as of December 31, 2016, that the Corporation and the Bank met all capital adequacy requirements to which it is subject.

In July 2013, Federal banking regulators approved the final rules from the Basel Committee on Banking Supervision for the regulation of capital requirements for bank holding companies and U.S banks, generally referred to as “Basel III.” The Basel III standards were effective for the Corporation and the Bank, effective January 1, 2015 (subject to a phase-in period for certain provisions).  Basel III imposes significantly higher capital requirements and more restrictive leverage and liquidity ratios than those previously in place.  The capital ratios to be considered “well capitalized” under Basel III are: (1) Common Equity Tier 1(CET1) of 6.5%, (2) Tier 1 Leverage of 5%, (3)Tier 1 Risk-Based Capital of 8%, and (4) Total Risk-Based Capital of 10%.  The rules also include changes in the risk weights of certain assets to better reflect credit and other risk exposures. In addition, a capital conservation buffer will be phased-in beginning in at 0.625% for 2016, 1.25% for 2017, 1.875% for 2018 and 2.50% for 2019 and thereafter. The capital conservation buffer will be applicable to all of the capital ratios except for the Tier1 Leverage ratio. The capital conservation buffer is equal to the lowest value of the three applicable capital ratios less the regulatory minimum for each respective capital measurement.   The Bank’s capital conservation buffer at December 31, 2016 was 7.55% (total risk-based capital 15.55% less 8.00%) compared to the 2016 regulatory buffer of .625%. Compliance with the capital conservation buffer is required in order to avoid limitations certain capital distributions.  As of December 31, 2016, the Bank was “well capitalized’ under the Basel III requirements and believes it would be “well capitalized” on a fully-phased in basis had such a requirement been in effect.

The following table presents the regulatory capital ratio requirements for the Corporation and the Bank.

	As of December 31, 2016
			Regulatory Ratios
			Adequately Capitalized		Well Capitalized
	Actual		Minimum		Minimum
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Common Equity Tier 1 Risk-based Capital Ratio (1)
Corporation	$111,691	14.41%	$34,889	4.50%	N/A	N/A
Bank	110,932	14.29%	34,943	4.50%	$50,473	6.50%

Tier 1 Risk-based Capital Ratio (2)
Corporation	$111,691	14.41%	$46,518	6.00%	N/A	N/A
Bank	110,932	14.29%	46,590	6.00%	$62,121	8.00%

Total Risk-based Capital Ratio (3)
Corporation	$121,456	15.67%	$62,024	8.00%	N/A	N/A
Bank	120,712	15.55%	62,121	8.00%	$77,651	10.00%

Tier 1 Leverage Ratio (4)
Corporation	$111,691	10.11%	$44,209	4.00%	N/A	N/A
Bank	110,932	10.02%	44,270	4.00%	$55,337	5.00%

	As of December 31, 2015
			Regulatory Ratios
			Adequately Capitalized		Well Capitalized
	Actual		Minimum		Minimum
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Common Equity Tier 1 Risk-based Capital Ratio (1)
Corporation	$106,082	14.77%	$32,310	4.50%	N/A	N/A
Bank	106,180	14.76%	32,364	4.50%	$46,747	6.50%

Tier 1 Risk-based Capital Ratio (2)
Corporation	$106,082	14.77%	$43,080	6.00%	N/A	N/A
Bank	106,180	14.76%	43,151	6.00%	$57,535	8.00%

Total Risk-based Capital Ratio (3)
Corporation	$115,101	16.03%	$57,440	8.00%	N/A	N/A
Bank	115,214	16.02%	57,535	8.00%	$71,919	10.00%

Tier 1 Leverage Ratio (4)
Corporation	$106,082	10.38%	$40,897	4.00%	N/A	N/A
Bank	106,180	10.37%	40,948	4.00%	$51,185	5.00%
(1)

Common equity Tier 1 capital / total risk-weighted assets, (2) Tier 1 capital / total risk-weighted assets, (3) Total risk-based capital / total risk-weighted assets, (4) Tier 1 capital / average quarterly assets

Note 3. Restricted Cash Balances

The Bank is required to maintain reserves against its deposit liabilities in the form of vault cash and/or balances with the Federal Reserve Bank.  Deposit reserves that the Bank was required to hold were approximately $6.4 million and $4.4 million at December 31, 2016 and 2015, respectively and were satisfied by the Bank’s vault cash.

Note 4. Investments

The investment portfolio serves as a mechanism to invest funds if funding sources out pace lending activity, to provide liquidity for lending and operations, and provide collateral for deposits and borrowings. The mix of securities and investing decisions are made as a component of balance sheet management. Debt securities include U.S. Government Agencies, U.S. Government Agency mortgage-backed securities, non-agency mortgage-backed securities, state and municipal government bonds, corporate debt and trust preferred securities.  The equity portfolio consists of one community bank stock.  The average life of the portfolio is 4.1 years and $75.4 million (fair value) is pledged as collateral for deposits. The Bank has no investments in a single issuer that exceeds 10% of shareholders equity.  All securities are classified as available for sale and all investment balances refer to fair value, unless noted otherwise.

The Bank’s private-label mortgage-backed securities (PLMBS) portfolio is comprised primarily of Alt-A loans. Alt-A loans are first-lien residential mortgages that generally conform to traditional “prime” credit guidelines; however, loan factors such as the loan-to-value ratio, loan documentation, occupancy status or property type cause these loans not to qualify for standard underwriting programs.  The Alt-A product in the Bank’s portfolio is comprised of fixed-rate mortgages that were originated between 2004 and 2006 and all were originally rated AAA. The bonds issued in 2006 are experiencing the highest delinquency and loss rates. All of these bonds originally had some type of credit support tranche to absorb any loss prior to losses at the senior tranche held by the Bank, but this has eroded completely on some bonds as they have started to experience losses. The Bank recorded other-than-temporary impairment charges of $40 thousand on three PLMBS in 2016.  Based on the performance of some of the PLMBS, it appears as if the underwriting standards that were represented in the offering, and resulted in the AAA rating, were not followed. As a result, the Bank purchased some securities based on these misrepresentations, and it is most likely that these securities would not have been purchased had all the information been reported correctly. The following table includes additional detail about the Bank’s PLMBS at December 31, 2016 and 2015.

The amortized cost and estimated fair value of investment securities available for sale as of December 31, 2016 and 2015 is as follows:

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
2016	cost	gains	losses	value
Equity securities	$164	$126	$-	$290
U.S. Government and Agency securities	12,598	148	(26)	12,720
Municipal securities	62,763	793	(571)	62,985
Trust preferred securities	5,979	-	(518)	5,461
Agency mortgage-backed securities	61,305	431	(452)	61,284
Private-label mortgage-backed securities	1,053	56	(5)	1,104
Asset-backed securities	33	-	(2)	31
Total	$143,895	$1,554	$(1,574)	$143,875

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
2015	cost	gains	losses	value
Equity securities	$164	$69	$-	$233
U.S. Government and Agency securities	13,705	164	(33)	13,836
Municipal securities	67,851	1,555	(218)	69,188
Trust preferred securities	5,958	-	(669)	5,289
Agency mortgage-backed securities	69,284	621	(386)	69,519
Private-label mortgage-backed securities	1,335	39	(2)	1,372
Asset-backed securities	38	-	(2)	36
Total	$158,335	$2,448	$(1,310)	$159,473

At December 31, 2016 and 2015, the fair value of investment securities pledged to secure public funds, trust balances, deposit and other obligations totaled $79.1 million and $79.6 million, respectively.

The amortized cost and estimated fair value of debt securities at December 31, 2016, by contractual maturity are shown below. Actual maturities may differ from contractual maturities because of prepayment or call options embedded in the securities.

	Amortized	Fair
(Dollars in thousands)	cost	value
Due in one year or less	$2,162	$2,169
Due after one year through five years	11,038	11,183
Due after five years through ten years	26,176	26,392
Due after ten years	41,997	41,453
	81,373	81,197
Mortgage-backed securities	62,358	62,388
Total	$143,731	$143,585

The composition of the net realized securities gains for the years ended December 31, 2016, 2015 and 2014 is as follows:

(Dollars in thousands)	2016	2015	2014
Gross gains realized (including gain on conversion)	$22	$736	$284
Gross losses realized	-	-	(4)
Net gains realized	$22	$736	$280

The 2016 gains were generated from calls on bonds.  A gain on conversion of an investment security of $728 thousand was recorded in 2015 when one bank equity stock owned by the Bank was acquired by another bank. The remaining security gains were generated by the sale of equity securities.

Impairment:

The following table reflects the temporary impairment in the investment portfolio, aggregated by investment category, length of time that individual securities have been in a continuous unrealized loss position and the number of securities in each category as of December 31, 2016 and 2015.

The condition of the portfolio at year-end 2016, as measured by the dollar amount of temporarily impaired securities is slightly worse since year-end 2015. The municipal sector recorded the largest unrealized loss.  The municipal and Agency MBS sectors contain the greatest number of securities with an unrealized loss.

For securities with an unrealized loss, Management applies a systematic methodology in order to perform an assessment of the potential for other-than-temporary impairment.  In the case of debt securities, investments considered for other-than-temporary impairment: (1) had a specified maturity or repricing date; (2) were generally expected to be redeemed at par, and (3) were expected to achieve a recovery in market value within a reasonable period of time. In addition, the Bank considers whether it intends to sell these securities or whether it will be forced to sell these securities before the earlier of amortized cost recovery or maturity. Equity securities are assessed for other-than-temporary impairment based on the length of time of impairment, dollar amount of the impairment and general market and financial conditions relating to specific issues.  The impairment identified on debt and equity securities and subject to assessment at December 31, 2016, was deemed to be temporary and required no further adjustments to the financial statements, unless otherwise noted. The following table presents the temporary impairment in the security portfolio for the years presented:

	December 31, 2016
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Government and Agency securities	$789	$(9)	1	$3,413	$(17)	10	$4,202	$(26)	11
Municipal securities	23,407	(417)	43	1,598	(154)	2	25,005	(571)	45
Trust preferred securities	-	-	-	5,461	(518)	7	5,461	(518)	7
Agency mortgage-backed securities	26,995	(359)	39	4,656	(93)	11	31,651	(452)	50
Private-label mortgage-backed securities	281	(5)	1	-	-	-	281	(5)	1
Asset-backed securities	-	-	-	4	(2)	1	4	(2)	1
Total	$51,472	$(790)	84	$15,132	$(784)	31	$66,604	$(1,574)	115

	December 31, 2015
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Government and Agency securities	$479	$(1)	3	$4,364	$(32)	10	$4,843	$(33)	13
Municipal securities	5,806	(35)	8	4,785	(183)	7	10,591	(218)	15
Trust preferred securities	-	-	-	5,289	(669)	7	5,289	(669)	7
Agency mortgage-backed securities	18,977	(215)	29	7,394	(171)	13	26,371	(386)	42
Private-label mortgage-backed securities	-	-	-	246	(2)	1	246	(2)	1
Asset-backed securities	-	-	-	5	(2)	1	5	(2)	1
Total	$25,262	$(251)	40	$22,083	$(1,059)	39	$47,345	$(1,310)	79

The unrealized loss in the trust preferred sector declined by $151 thousand compared to the prior year-end and market prices continued to show some improvement during the year. All of the Bank’s trust preferred securities are variable rate notes with long maturities (2027-2028) from companies that received money from (and in some cases paid back) the Troubled Asset Relief Program (TARP), continue to pay dividends and have raised capital.  The credit ratings on this portfolio are similar to the prior year and no bonds have missed or suspended any payments. At December 31, 2016, the Bank believes it will be able to collect all interest and principal due on these bonds and that it will not be forced to sell these bonds prior to maturity. Therefore, no other-than-temporary-impairment charges were recorded.

Trust  Preferred Securities

(Dollars in thousands)
Deal Name	Maturity	Single Issuer or Pooled	Class	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Lowest Credit Rating Assigned

BankAmerica Cap III	1/15/2027	Single	Preferred Stock	$967	$876	$(91)	BB+
Wachovia Cap Trust II	1/15/2027	Single	Preferred Stock	279	268	(11)	BBB
Huntington Cap Trust	2/1/2027	Single	Preferred Stock	946	830	(116)	BB
Corestates Captl Tr II	2/15/2027	Single	Preferred Stock	943	896	(47)	BBB+
Huntington Cap Trust II	6/15/2028	Single	Preferred Stock	901	822	(79)	BB
Chase Cap VI JPM	8/1/2028	Single	Preferred Stock	966	888	(78)	BBB-
Fleet Cap Tr V	12/18/2028	Single	Preferred Stock	977	881	(96)	BB+
Total				$5,979	$5,461	$(518)

The PLMBS sector continues to show a gross unrealized loss of $5 thousand on one security.  The majority of this sector is comprised of “Alt-A” PLMBS. These bonds were all rated AAA at time of purchase but have since experienced rating declines. Some have experienced increased delinquencies and defaults, while others have seen the credit support increase as the bonds paid-down. The Bank monitors the performance of the Alt-A investments on a regular basis and reviews delinquencies, default rates, credit support levels and various cash flow stress test scenarios. In determining the credit related loss, Management considers all principal past due 60 days or more as a loss. If additional principal moves beyond 60 days past due, it will also be considered a loss. As a result of the analysis on PLMBS it was determined that three bonds contained losses that were considered other-than-temporary. Management determined $40 thousand was credit related and therefore, recorded an impairment charge of $40 thousand against earnings in 2016.  Management continues to monitor these securities and it is possible that additional write-downs may occur if current loss trends continue.

Private Label Mortgage Backed Securities

(Dollars in thousands)								Cumulative
	Origination	Amortized	Fair	Unrealized	Collateral	Lowest Credit	Credit	OTTI
Description	Date	Cost	Value	Gain (Loss)	Type	Rating Assigned	Support %	Charges
MALT 2004-6 7A1	6/1/2004	$286	$281	$(5)	ALT A	CCC	15.71	$-
RALI 2005-QS2 A1	2/1/2005	152	166	14	ALT A	CC	2.26	15
RALI 2006-QS4 A2	4/1/2006	386	398	12	ALT A	D	-	323
GSR 2006-5F 2A1	5/1/2006	40	47	7	Prime	D	-	15
RALI 2006-QS8 A1	7/28/2006	189	212	23	ALT A	D	-	242
Total		$1,053	$1,104	$51				$595

The following table represents the cumulative credit losses on debt securities recognized in earnings as of December 31, 2016.

(Dollars in thousands)	Twelve Months Ended
	2016	2015
Balance of cumulative credit-related OTTI at January 1	$555	$535
Additions for credit-related OTTI not previously recognized	40	20
Additional increases for credit-related OTTI previously recognized when there is no intent to sell
and no requirement to sell before recovery of amortized cost basis	-	-
Decreases for previously recognized credit-related OTTI because there was an intent to sell	-	-
Reduction for increases in cash flows expected to be collected	-	-
Balance of credit-related OTTI at December 31	$595	$555

In 2016, other-than-temporary-impairment charges  were recorded on three private-label mortgage-backed securities.

The Bank held $1.8 million of restricted stock at the end of 2016 of which $1.7 million is stock in the Federal Home Loan Bank of Pittsburgh (FHLB). FHLB stock is carried at a cost of $100 per share. FHLB stock is evaluated for impairment primarily based on an assessment of the ultimate recoverability of its cost. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support it operations. There is not a public market for FHLB stock and the benefits of FHLB membership (e.g., liquidity and low cost funding) add value to the stock beyond purely financial measures. If FHLB stock were deemed to be impaired, the write-down for the Bank could be significant. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment.

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

A summary of loans outstanding, by primary collateral, at the end of the reporting periods is as follows:

(Dollars in thousands)	December 31, 2016	December 31, 2015
Residential Real Estate 1-4 Family
Consumer first liens	$103,125	$103,698
Commercial first lien	65,445	57,780
Total first liens	168,570	161,478

Consumer junior liens and lines of credit	44,817	44,996
Commercial junior liens and lines of credit	5,396	5,917
Total junior liens and lines of credit	50,213	50,913
Total residential real estate 1-4 family	218,783	212,391

Residential real estate - construction
Consumer	1,350	545
Commercial	7,625	7,343
Total residential real estate construction	8,975	7,888

Commercial real estate	390,584	340,695
Commercial	270,826	215,942
Total commercial	661,410	556,637

Consumer	4,705	5,100
	893,873	782,016
Less: Allowance for loan losses	(11,075)	(10,086)
Net Loans	$882,798	$771,930

Included in the loan balances are the following:
Net unamortized deferred loan costs (fees)	$242	$436

Loans pledged as collateral for borrowings and commitments from:
FHLB	$711,682	$643,449
Federal Reserve Bank	41,152	45,111
Total	$752,834	$688,560

Loans to directors and executive officers and related interests and affiliated enterprises were as follows:

(Dollars in thousands)	2016	2015
Balance at beginning of year	$$18,954	$$18,904
New loans made	$6,400	$4,327
Repayments	($2,111)	($4,277)
Balance at end of year	$$23,243	$$18,954

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

The following table reports on the credit rating for those loans in the portfolio that are assigned an individual credit rating as of December 31, 2016 and 2015

	(1-5)	(6)	(7)	(8)
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total

December 31, 2016
Residential Real Estate 1-4 Family
First liens	$167,199	$227	$1,144	$-	$168,570
Junior liens and lines of credit	50,017	28	168	-	50,213
Total	217,216	255	1,312	-	218,783
Residential real estate - construction	8,220	-	755	-	8,975
Commercial real estate	377,283	-	13,301	-	390,584
Commercial	267,901	957	1,968	-	270,826
Consumer	4,705	-	-	-	4,705
Total	$875,325	$1,212	$17,336	$-	$893,873

December 31, 2015
Residential Real Estate 1-4 Family
First liens	$157,514	$2,122	$1,842	$-	$161,478
Junior liens and lines of credit	50,685	28	200	-	50,913
Total	208,199	2,150	2,042	-	212,391
Residential real estate - construction	7,386	-	502	-	7,888
Commercial real estate	319,985	6,175	14,535	-	340,695
Commercial	213,492	1,978	472	-	215,942
Consumer	5,100	-	-	-	5,100
Total	$754,162	$10,303	$17,551	$-	$782,016

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

The following table presents the aging of payments in the loan portfolio as of December 31, 2016 and 2015:

(Dollars in thousands)		Loans Past Due and Still Accruing					Total
	Current	30-59 Days	60-89 Days	90 Days+	Total	Non-Accrual	Loans
December 31, 2016
Residential Real Estate 1-4 Family
First liens	$166,689	$1,236	$414	$-	$1,650	$231	$168,570
Junior liens and lines of credit	50,031	96	-	-	96	86	50,213
Total	216,720	1,332	414	-	1,746	317	218,783
Residential real estate - construction	8,495	-	-	-	-	480	8,975
Commercial real estate	384,658	858	447	665	1,970	3,956	390,584
Commercial	270,478	250	75	-	325	23	270,826
Consumer	4,672	30	3	-	33	-	4,705
Total	$885,023	$2,470	$939	$665	$4,074	$4,776	$893,873

December 31, 2015
Residential Real Estate 1-4 Family
First liens	$159,998	$44	$416	$214	$674	$806	$161,478
Junior liens and lines of credit	50,541	217	50	-	267	105	50,913
Total	210,539	261	466	214	941	911	212,391
Residential real estate - construction	7,209	177	-	-	177	502	7,888
Commercial real estate	330,953	5,713	196	152	6,061	3,681	340,695
Commercial	215,449	210	5	2	217	276	215,942
Consumer	5,041	55	4	-	59	-	5,100
Total	$769,191	$6,416	$671	$368	$7,455	$5,370	$782,016

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

Interest not recognized on nonaccrual loans was $114 thousand, $335 thousand and $752 thousand for the years ended December 31, 2016, 2015 and 2014, respectively. In addition to monitoring nonaccrual loans, the Bank also closely monitors impaired loans and troubled debt restructurings.  A loan is considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all interest and principal payments due according to the originally contracted terms of the loan agreement.  Nonaccrual loans, excluding consumer purpose loans, and troubled-debt restructuring (TDR) loans are considered impaired. For impaired loans with balances less than $250 thousand and consumer purpose loans, a specific reserve analysis is not performed and these loans are added to the general allocation pool. Management does not believe that excluding these loans from the specific reserve analysis presents any additional risk.  Impaired loans totaled $15.1 million at year-end 2016 compared to $16.8 million at December 31, 2015.  The following tables present information on impaired loans.

	Impaired Loans
	With No Allowance		With Allowance
(Dollars in thousands)		Unpaid		Unpaid
	Recorded	Principal	Recorded	Principal	Related
December 31, 2016	Investment	Balance	Investment	Balance	Allowance
Residential Real Estate 1-4 Family
First liens	$956	$1,030	$-	$-	$-
Junior liens and lines of credit	85	93	-	-	-
Total	1,041	1,123	-	-	-
Residential real estate - construction	480	535	-	-	-
Commercial real estate	13,523	14,133	-	-	-
Commercial	23	35	-	-	-
Consumer	-	-	-	-	-
Total	$15,067	$15,826	$-	$-	$-

December 31, 2015
Residential Real Estate 1-4 Family
First liens	$1,523	$1,725	$-	$-	$-
Junior liens and lines of credit	105	133	-	-	-
Total	1,628	1,858	-	-	-
Residential real estate - construction	502	546	-	-	-
Commercial real estate	14,431	15,007	-	-	-
Commercial	267	330	9	10	9
Consumer	-	-	-	-	-
Total	$16,828	$17,741	$9	$10	$9

	Twelve Months Ended		Twelve Months Ended		Twelve Months Ended
	December 31, 2016		December 31, 2015		December 31, 2014
	Average	Interest	Average	Interest	Average	Interest
(Dollars in thousands)	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
Residential Real Estate 1-4 Family
First liens	$1,194	$38	$1,531	$13	$2,619	$4
Junior liens and lines of credit	93	1	105	-	136	-
Total	1,287	39	1,636	13	2,755	4
Residential real estate - construction	492	4	505	-	686	-
Commercial real estate	17,806	589	14,509	122	23,801	118
Commercial	32	-	278	-	1,890	-
Consumer	-	-	-	-	-	-
Total	$19,617	$632	$16,928	$135	$29,132	$122

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

					Trouble Debt
					Restructurings
					That Have Defaulted on
					Modified Terms in the
(Dollars in thousands)	Troubled Debt Restructurings				Last Twelve Months
	Number of	Recorded			Number of	Recorded
	Contracts	Investment	Performing*	Nonperforming*	Contracts	Investment
December 31, 2016
Residential real estate - construction	1	$480	$480	$-	-	$-
Residential real estate	5	875	724	151	1	151
Commercial real estate	11	12,064	10,814	1,250	1	1,250
Total	17	$13,419	$12,018	$1,401	2	$1,401

December 31, 2015
Residential real estate - construction	1	$502	$502	$-	-	$-
Residential real estate	4	654	503	151	-	-
Commercial	10	12,125	12,125	-	-	-
Total	15	$13,281	$13,130	$151	-	$-

*The performing status is determined by the loan’s compliance with the modified terms.

The following table reports new TDR loans made during 2016, concession granted and the recorded investment as of December 31, 2016.

(Dollars in thousands)	New During Period
	Number of	Pre-TDR	After-TDR	Recorded
Twelve Months Ended December 31, 2016	Contracts	Modification	Modification	Investment	Concession
Commercial real estate	1	$525	$525	$513	multiple
Residential real estate	1	238	238	237	maturity
Total	2	$763	$763	$750

There were no new TDR loans made during the year ended December 31, 2015.

Allowance for Loan Losses:

Management monitors loan performance on a monthly basis and performs a quarterly evaluation of the adequacy of the allowance for loan losses (ALL). The ALL is determined by segmenting the loan portfolio based on the loan’s collateral. When calculating the ALL, consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, historical charge-offs, the adequacy of the underlying collateral (if collateral dependent) and other relevant factors. The Bank begins enhanced monitoring of all loans rated 6 (Special Mention) or worse, and obtains a new appraisal or asset valuation for any placed on nonaccrual and rated 7 (Substandard) or worse. Management, at its discretion, may determine that additional adjustments to the appraisal or valuation are required.  Valuation adjustments will be made as necessary based on factors, including, but not limited to: the economy, deferred maintenance, industry, type of property/equipment, age of the appraisal, etc. and the knowledge Management has about a particular situation. In addition, the cost to sell or liquidate the collateral is also estimated and deducted from the valuation in order to determine the net realizable value to the Bank. When determining the allowance for loan losses, certain factors involved in the evaluation are inherently subjective and require material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans. Management monitors the adequacy of the allowance for loan losses on an ongoing basis and reports its adequacy quarterly to the Credit Risk Oversight Committee of the Board of Directors. Management believes that the allowance for loan losses at December 31, 2016 is adequate.

The following table shows, by loan class, the activity in the Allowance for Loan Loss (ALL), for the years ended December 31, 2016, 2015 and 2014.

	Residential Real Estate 1-4 Family
		Junior Liens
	First	& Lines		Commercial
(Dollars in thousands)	Liens	of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total

ALL at December 31, 2013	$913	$228	$276	$5,196	$2,099	$138	$852	$9,702
Charge-offs	(291)	-	(41)	(408)	(644)	(189)	-	(1,573)
Recoveries	21	-	-	50	65	82	-	218
Provision	351	43	(21)	140	(5)	96	160	764
ALL at December 31, 2014	$994	$271	$214	$4,978	$1,515	$127	$1,012	$9,111

ALL at December 31, 2014	$994	$271	$214	$4,978	$1,515	$127	$1,012	$9,111
Charge-offs	(43)	(39)	(21)	-	(270)	(198)	-	(571)
Recoveries	7	-	18	14	148	74	-	261
Provision	31	76	(17)	657	126	99	313	1,285
ALL at December 31, 2015	$989	$308	$194	$5,649	$1,519	$102	$1,325	$10,086

ALL at December 31, 2015	$989	$308	$194	$5,649	$1,519	$102	$1,325	$10,086
Charge-offs	(49)	-	(41)	(2,751)	(74)	(167)	-	(3,082)
Recoveries	35	-	-	19	167	75	-	296
Provision	130	15	71	3,192	281	90	(4)	3,775
ALL at December 31, 2016	$1,105	$323	$224	$6,109	$1,893	$100	$1,321	$11,075

The following table shows, by loan class, the loans that were evaluated for the Allowance for Loan Loss (ALL) under a specific reserve (individually) and those that were evaluated under a general reserve (collectively), and the amount of the allowance established in each category as of December 31, 2016 and 2015.

	Residential Real Estate 1-4 Family
		Junior Liens
	First	& Lines		Commercial
(Dollars in thousands)	Liens	of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total

December 31, 2016
Loans evaluated for ALL:
Individually	$628	$52	$480	$13,523	$-	$-	$-	$14,683
Collectively	167,942	50,161	8,495	377,061	270,826	4,705	-	879,190
Total	$168,570	$50,213	$8,975	$390,584	$270,826	$4,705	$-	$893,873

ALL established for loans evaluated:
Individually	$-	$-	$-	$-	$-	$-	$-	$-
Collectively	1,105	323	224	6,109	1,893	100	1,321	11,075
ALL at December 31, 2016	$1,105	$323	$224	$6,109	$1,893	$100	$1,321	$11,075

December 31, 2015
Loans evaluated for ALL:
Individually	$930	$51	$502	$14,309	$230	$-	$-	$16,022
Collectively	160,548	50,862	7,386	326,386	215,712	5,100	-	765,994
Total	$161,478	$50,913	$7,888	$340,695	$215,942	$5,100	$-	$782,016

ALL established for loans evaluated:
Individually	$-	$-	$-	$-	$9	$-	$-	$9
Collectively	989	308	194	5,649	1,510	102	1,325	10,077
ALL at December 31, 2015	$989	$308	$194	$5,649	$1,519	$102	$1,325	$10,086

Note 7. Premises and Equipment

Premises and equipment consist of:

		December 31
(Dollars in thousands)	Estimated Life	2016	2015
Land		$3,000	$3,000
Buildings and leasehold improvements	15 - 30 years, or lease term	24,190	23,985
Furniture, fixtures and equipment	3 - 10 years	11,902	11,669
Total cost		39,092	38,654
Less: Accumulated depreciation		(25,034)	(23,895)
Net premises and equipment		$14,058	$14,759

The following table shows the amount of depreciation and rental expense for the years ended December 31:

	2016	2015	2014
Depreciation expense	$1,270	$1,269	$1,360
Rent expense on leases	$713	$735	$671

The Corporation leases various premises and equipment for use in banking operations through 2032.  Some of these leases provide renewal options of varying terms.  The rental cost of these optional renewals is not included below.  At December 31, 2016, future minimum payments on these leases are as follows:

(Dollars in thousands)
2017	$704
2018	632
2019	525
2020	500
2021	497
2022 and beyond	4,050
Total	$6,908

Note 8. Other Real Estate Owned

The following table summarizes the changes in other real estate owned for the years ended December 31:

	December 31
(Dollars in thousands)	2016	2015
Balance at beginning of the period	$6,451	$3,666
Additions	329	3,626
Proceeds from dispositions	(625)	(508)
(Loss) gain on sales, net	(31)	32
Valuation adjustment	(1,209)	(365)
Balance at the end of the period	$4,915	$6,451

Note 9. Intangible Assets

The Bank has $9.0 million of goodwill recorded on its balance sheet as the result of corporate acquisitions.  Goodwill is not amortized, nor deductible for tax purposes.    The amortization expense of a core deposit intangible was $181 thousand in 2015 and $517 thousand in 2014, and it was fully amortized in 2015.

Note 10. Deposits

Deposits are summarized as follows:

	December 31
(Dollars in thousands)	2016	2015
Noninterest-bearing checking	$170,345	$152,095

Interest-bearing checking	241,906	232,181
Money management	420,309	379,331
Savings	74,925	69,174
Total interest-bearing checking and savings	737,140	680,686

Retail time deposits	71,264	82,468
Brokered time deposits	3,371	3,263
Total time deposits	74,635	85,731
Total	$982,120	$918,512

Overdrawn deposit accounts reclassified as loans	$181	$128

The following table shows the maturity of time deposits greater than $250,000 at December 31, 2016:

(Dollars in thousands)
Maturity distribution:
Within three months	$2,841
Over three through six months	879
Over six through twelve months	405
Over twelve months	519
Total	$4,644

Time deposits greater than $250,000 at December 31, 2015 were $6.2 million.

At December 31, 2016 the scheduled maturities of time deposits are as follows:

	Retail	Brokered	Total
	Time Deposits	Time Deposits	Time Deposits
(Dollars in thousands)
2017	$43,019	$2,865	$45,884
2018	14,386	506	14,892
2019	5,299	-	5,299
2020	8,560	-	8,560
2021	-	-	-
Total	$71,264	$3,371	$74,635

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

	December 31
	2016		2015
	Repurchase	FHLB	Repurchase	FHLB
(Dollars in thousands)	Agreements	Open Repo	Agreements	Open Repo
Ending balance	$-	$24,270	$-	$-
Weighted average rate at year end	-	0.74%	-	-
Range of interest rates paid at year end	-	0.74%	-	-
Maximum month-end balance during the year	$-	$24,270	$-	$3,500
Average balance during the year	$-	$5,258	$25	$923
Weighted average interest rate during the year	-	0.63%	0.15%	0.38%

The Bank’s maximum borrowing capacity with the FHLB at December 31, 2016 was $278.6 million with $254.3 million available to borrow. The Bank has established credit at the Federal Reserve Discount Window and as of year-end had the ability to borrow approximately $23 million. The Bank also has a $6 million unsecured line of credit at a correspondent bank.

Note 12. Federal Income Taxes

The temporary differences which give rise to significant portions of deferred tax assets and liabilities are as follows:

(Dollars in thousands)	December 31
Deferred Tax Assets	2016	2015
Allowance for loan losses	$3,766	$3,429
Deferred compensation	986	1,017
Purchase accounting	23	22
Deferred loan fees and costs, net	160	160
Capital loss carryover	280	813
Other than temporary impairment of investments	260	376
Accumulated other comprehensive loss	2,171	1,917
AMT Credit	-	192
Depreciation	45	-
Other	561	423
	8,252	8,349
Valuation allowance	(467)	(1,000)
Total gross deferred tax assets	7,785	7,349

Deferred Tax Liabilities
Depreciation	-	334
Joint ventures and partnerships	36	21
Pension	1,886	2,199
Mortgage servicing rights	19	37
Total gross deferred tax liabilities	1,941	2,591
Net deferred tax asset	$5,844	$4,758

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

The components of the provision for Federal income taxes attributable to income from operations were as follows:

	For the Years Ended December 31
(Dollars in thousands)	2016	2015	2014
Current tax expense	$2,134	$2,382	$1,712
Deferred tax expense (benefit)	(832)	(111)	294
Income tax provision	$1,302	$2,271	$2,006

For the years ended December 31, 2016, 2015, and 2014, the income tax provisions are different from the tax expense which would be computed by applying the Federal statutory rate to pretax operating earnings.  A reconciliation between the tax provision at the statutory rate and the tax provision at the effective tax rate is as follows:

	For the Years Ended December 31
(Dollars in thousands)	2016	2015	2014
Tax provision at statutory rate (34%)	$3,192	$4,241	$3,539
Income on tax-exempt loans and securities	(1,751)	(1,566)	(1,466)
Nondeductible interest expense relating to carrying tax-exempt obligations	24	22	28
Dividends received exclusion	-	(2)	(7)
Income from bank owned life insurance	(210)	(182)	(163)
Life insurance proceeds	-	(35)	-
Change in valuation allowance	-	(200)	-
Stock option compensation	30	25	-
Other, net	17	(32)	75
Income tax provision	$1,302	$2,271	$2,006

Effective income tax rate	13.9%	18.2%	19.3%

At December 31, 2016, the Corporation had a capital loss carryover of $824 thousand.  This loss carryover can only be offset with capital gains for federal income tax purposes.  The tax benefit of this carryover is $280 thousand, expiring in 2018, and the Corporation has recorded a valuation allowance of $280 thousand against the capital loss carryover.

The Corporation recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense for all periods presented.  No penalties or interest were recognized in 2016, 2015 or 2014.  The Corporation has no uncertain tax positions at December 31, 2016.  The Corporation is no longer subject to U.S. Federal examinations by tax authorities for the years before 2013.

Note 13. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss included in shareholders' equity are as follows:

	December 31
	2016	2015
(Dollars in thousands)
Net unrealized gains on securities	$(20)	$1,138
Tax effect	7	(387)
Net of tax amount	(13)	751

Accumulated pension adjustment	(6,366)	(6,777)
Tax effect	2,164	2,304
Net of tax amount	(4,202)	(4,473)
Total accumulated other comprehensive loss	$(4,215)	$(3,722)

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

The Bank was exposed to credit-related losses in the event of nonperformance by the counterparty to these agreements.  The Bank controlled the credit risk of its financial contracts through credit approvals, limits and monitoring procedures, and did not expect the counterparty to fail its obligations.

The primary focus of the Bank’s asset/liability management program is to monitor the sensitivity of the Bank’s net portfolio value and net income under varying interest rate scenarios to take steps to control its risks.  On a quarterly basis, the Corporation simulates the net portfolio value and net interest income expected to be earned over a twelve-month period following the date of simulation.  The simulation is based upon projection of market interest rates at varying levels and estimates the impact of such market rates on the levels of interest-earning assets and interest-bearing liabilities during the measurement period.  Based upon the outcome of the simulation analysis, the Bank considered the use of derivatives as a means of reducing the volatility of net portfolio value and projected net income within certain ranges of projected changes in interest rates.  The Bank evaluated the effectiveness of entering into any derivative instrument agreement by measuring the cost of such an agreement in relation to the reduction in net portfolio value and net income volatility within an assumed range of interest rates. The final swap transaction matured in 2015.

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

The Effect of Derivative Instruments on the Statement of Income for the years ended December 31, 2016, 2015 and 2014 follows:

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships
(Dollars in thousands)						Amount of Gain
					Location of	or (Loss)
					Gain or (Loss)	Recognized in
					Recognized in	Income on
			Location of	Amount of Gain	Income on	Derivatives
		Amount of Gain	Gain or (Loss)	or (Loss)	Derivative (Ineffective	(Ineffective Portion
		or (Loss)	Reclassified from	Reclassified from	Portion and Amount	and Amount
		Recognized in OCI	Accumulated OCI	Accumulated OCI	Excluded from	Excluded from
		net of tax on Derivative	into Income	into Income	Effectiveness	Effectiveness
Date	Type	(Effective Portion)	(Effective Portion)	(Effective Portion)	Testing)	Testing)

December 31, 2016	Interest rate contracts	$-	Interest Expense	$-	Other income (expense)	$-
December 31, 2015	Interest rate contracts	$-	Interest Expense	$(160)	Other income (expense)	$-
December 31, 2014	Interest rate contracts	$244	Interest Expense	$(382)	Other income (expense)	$-

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

The following table presents the liabilities subject to an enforceable master netting arrangement or repurchase agreements as of December 31, 2016, 2015 and 2014.  In prior periods, all of the Bank’s swap agreement with an institutional counterparty were in a liability position.  Therefore, there were no assets to be recognized in the consolidated statements of condition.  The Bank has no swap agreements with our commercial banking customers.

		Gross	Net Amounts	Gross Amounts Not Offset in the
	Gross	Amounts	of Liabilities	Statements of Condition
	Amounts of	Offset in the	Presented in the
	Recognized	Statements of	Statements of	Financial	Cash Collateral	Net
(Dollars in thousands)	Liabilities	Condition	Condition	Instruments	Pledged	Amount
Interest Rate Swap Agreements

December 31, 2016	$-	$-	$-	$-	$-	$-
December 31, 2015	$-	$-	$-	$-	$-	$-
December 31, 2014	$191	$-	$191	$191	$-	$-

Note 15.  Benefit Plans

The Bank has a 401(k) plan covering substantially all employees of F&M Trust who have completed one year and 1,000 hours of service.  Employee contributions to the plan are matched at 100% up to 4% of each participant’s deferrals plus 50% of the next 2% of deferrals from participants’ eligible compensation. Under this plan, the maximum amount of employee contributions in any given year is defined by Internal Revenue Service regulations. In addition, a 100% discretionary profit sharing contribution of up to 2% of each employee’s eligible compensation is possible provided net income targets are achieved.    Effective January 1, 2017 the time in service requirement for 401(k) eligibility was reduced from one year to four months, the hours of service requirement was removed and an auto-enrollment feature was added. The Personnel Committee of the Corporation’s Board of Directors approves the established net income targets annually. The related expense for the 401(k) plan, and the profit sharing plan as approved by the Board of Directors, was approximately $494 thousand in 2016, $606 thousand in 2015, and $556 thousand in 2014.

The Bank has a noncontributory defined benefit pension plan covering employees hired prior to April 1, 2007.  The pension plan was closed to new participants on April 1, 2007.  Benefits are based on years of service and the employee’s compensation using a career average formula. The Bank’s funding policy is to contribute the annual amount required to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974.  Contributions are intended to provide not only for the benefits attributed to service to date but also for those expected to be earned in the future. Employees who are eligible for pension benefits may elect to receive an annuity style payment or a lump-sum payout of their pension benefits.

The return on pension assets and the discount rate are the two largest variables in determining pension expense. A low rate environment generally results in higher pension expense. The Bank uses the Citigroup Above Median Pension Discount Curve from the Citigroup Pension Discount Curve and Liability Index for its discount rate.  The Bank’s pension expense for each of the last three years is shown in the section of the following table titled “Components of Net Periodic Pension Cost”. The pension expense in 2016 was higher due to the expense of a lump sum settlement loss that is not expected to occur again in 2017.

Pension plan asset classes include cash, fixed income securities and equities. The fixed income portion is comprised of Government Bonds, Corporate Bonds and Taxable Municipal Bonds; the equity portion is comprised of financial institution equities and individual corporate equities across a broad range of sectors.  Investments are made on the basis of sound economic principles and in accordance with established guidelines.  Target allocations of fund assets measured at fair value are as follows: fixed income, a range of 60%-90%, equities, a range of 10% to 30% and cash as needed. The allocation as of December 31, 2016 is shown in a table within this note.  The Bank manages its pension portfolio in order to closely align the duration of the assets with the duration of the pension liability.

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

The following table sets forth the plan’s funded status, based on the December 31, 2016, 2015 and 2014 actuarial valuations.

	For the Years Ended December 31
(Dollars in thousands)	2016	2015	2014

Change in projected benefit obligation

Benefit obligation at beginning of measurement year	$18,609	$19,679	$17,281
Service cost	337	377	337
Interest cost	701	695	778
Actuarial loss	632	(906)	2,529
Settlement loss	(1,590)
Benefits paid	(808)	(1,236)	(1,246)
Benefit obligation at end of measurement year	17,881	18,609	19,679

Change in plan assets

Fair value of plan assets at beginning of measurement year	18,301	19,677	18,600
Actual return on plan assets net of expenses	1,159	(140)	2,323
Settlement loss	(1,590)	-	-
Employer contribution	-	-	-
Benefits paid	(808)	(1,236)	(1,246)
Fair value of plan assets at end of measurement year	17,062	18,301	19,677

Funded status of projected benefit obligation	$(819)	$(308)	$(2)

Amounts recognized in accumulated other comprehensive	For the Years Ended December 31
income (loss), net of tax	2016	2015	2014

Net actuarial loss	$(6,366)	$(6,871)	$(7,078)
Prior service cost obligation	-	94	220
	(6,366)	(6,777)	(6,858)
Tax effect	2,164	2,304	2,332
Net amount recognized in accumulated other comprehensive loss	$(4,202)	$(4,473)	$(4,526)

	For the Years Ended December 31
Components of net periodic pension cost	2016	2015	2014

Service cost	$337	$377	$337
Interest cost	701	695	778
Expected return on plan assets	(1,165)	(1,182)	(1,163)
Amortization of prior service cost	(94)	(126)	(126)
Recognized net actuarial loss	579	623	450
Net periodic pension cost	358	387	276
Effect of settlement loss	564	-	-
Total pension expense	$922	$387	$276

	For the Years Ended December 31
	2016	2015	2014
Assumptions used to determine benefit obligations:
Discount rate	3.89%	4.06%	3.72%
Rate of compensation increase	4.00%	4.00%	4.00%

Assumptions used to determine net periodic benefit cost:
Discount rate	3.89%	3.72%	4.76%
Expected long-term return on plan assets	6.50%	6.50%	6.50%
Rate of compensation increase	4.00%	4.00%	4.00%

Asset allocations:
Cash and cash equivalents	5%	9%	4%
Common stocks	33%	31%	33%
Corporate bonds	8%	7%	8%
Municipal bonds	42%	43%	45%
Investment fund - debt	9%	8%	8%
Insurance contracts	3%	2%	2%
Total	100%	100%	100%

Shares of the Corporation's common stock held in the plan
Value of shares (in thousands)	$-	$68	$63
Percent of total plan assets	0.0%	0.4%	0.3%

The following table sets forth by level, within the fair value hierarchy, the Plan's investments at fair value as of December 31, 2016 and 2015. For more information on the levels within the fair value hierarchy, please refer to Note 20.

(Dollars in Thousands)	December 31, 2016
Asset Description	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$960	$960	$-	$-
Common stocks	5,688	5,688	-	-
Corporate bonds	1,310	-	1,310	-
Municipal bonds	7,146	-	7,146	-
Investment fund - debt	1,454	1,454	-	-
Cash value of life insurance	25	-	-	25
Deposit in immediate participation guarantee contract	479	479	-	-
Total assets	$17,062	$8,581	$8,456	$25

(Dollars in Thousands)	December 31, 2015
Asset Description	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,579	$1,579	$-	$-
Common stocks	5,691	5,691	-	-
Corporate bonds	1,336	-	1,336	-
Municipal bonds	7,898	-	7,898	-
Investment fund - debt	1,413	1,413	-	-
Cash value of life insurance	62	-	-	62
Deposit in immediate participation guarantee contract	322	322	-	-
Total assets	$18,301	$9,005	$9,234	$62

The following table sets forth a summary of the changes in the fair value of the Plan's level 3 investments for the years ended December 31, 2016 and 2015:

	Cash Value of Life Insurance
	December 31
	2016	2015
Balance at the beginning of the period	$62	$62
Unrealized gain (loss) relating to investments held at the reporting date	1	-
Purchases, sales, issuances and settlement, net	(38)	-
Balance at the end of the period	$25	$62

Contributions

The Bank does not expect to make a pension contribution in 2017.

Estimated future benefit payments at December 31, 2016 (in thousands)

2017	$1,169
2018	1,066
2019	1,135
2020	1,496
2021	1,011
2022-2026	6,233
Total	$12,110

 Note 16. Stock Purchase Plans

In 2004, the Corporation adopted the Employee Stock Purchase Plan of 2004 (ESPP). Under the ESPP of 2004, options for 250,000 shares of stock can be issued to eligible employees. The number of shares that can be purchased by each participant is defined by the plan and the Board of Directors sets the option price. However, the option price cannot be less than 90% of the fair market value of a share of the Corporation’s common stock on the date the option is granted.  The Board of Directors also determines the expiration date of the options; however, no option may have a term that exceeds one year from the grant date. ESPP options are exercisable immediately upon grant.  Any shares related to unexercised options are available for future grant The Board of Directors may amend, suspend or terminate the ESPP at any time.  The grant price of the 2016 ESPP options was set at 95% of the stock’s fair value at the time of the award.  There was no compensation expense recognized in 2016, 2015 or 2014 for the ESPP.

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

The ESPP and ISOP options outstanding at December 31, 2016 are all exercisable. The ESPP options expire on July 2, 2017 and the ISOP options expire 10 years from the grant date.  The following table summarizes the stock option activity:

(Dollars in thousands except share and per share data)
	ESPP	Weighted Average	Aggregate
	Options	Price Per Share	Intrinsic Value
Balance Outstanding at December 31, 2013	32,279	$15.24
Granted	27,596	18.91
Exercised	(3,793)	15.55
Expired	(30,112)	15.40
Balance Outstanding at December 31, 2014	25,970	$18.91
Granted	23,379	23.42
Exercised	(4,794)	19.17
Expired	(22,269)	19.08
Balance Outstanding at December 31, 2015	22,286	$23.42	$2
Granted	24,434	22.46
Exercised	(907)	22.66
Expired	(23,060)	23.38
Balance Outstanding at December 31, 2016	22,753	$22.46	$140

Shares available for future grants at December 31, 2016	209,988

	ISOP	Weighted Average
	Options	Price Per Share
Balance Outstanding at December 31, 2013	55,825	$24.21
Granted	-	-
Exercised	-	-
Forfeited	(11,750)	27.67
Balance Outstanding at December 31, 2014	44,075	$$23.29
Granted	17,500	22.05
Exercised	-	-
Forfeited	(8,500)	25.29
Balance Outstanding at December 31, 2015	53,075	$$22.56	$50
Granted	24,450	21.27
Exercised	(3,800)	16.25
Forfeited	(15,000)	24.14
Balance Outstanding at December 31, 2016	58,725	$$22.03	$386

Shares available for future grants at December 31, 2016	317,427

The following table provides information about the options outstanding at December 31, 2016:

	Options			Weighted
	Outstanding	Exercise Price or	Weighted Average	Average Remaining
Stock Option Plan	and Exercisable	Price Range	Exercise Price	Life (years)
Employee Stock Purchase Plan	22,753	$22.46	$22.46	0.5

Incentive Stock Option Plan	5,500	$16.11	$16.11	2.2
Incentive Stock Option Plan	37,350	21.27 - 22.05	21.56	8.8
Incentive Stock Option Plan	9,675	23.77	23.77	1.1
Incentive Stock Option Plan	6,200	27.37	27.37	0.1
ISOP Total/Average	58,725		$22.03	6.0

The fair value of the ISOP options granted has been estimated using the Black-Scholes method and the following assumptions for the years shown:

	2016	2015	2014

Incentive Stock Option Plan
Options granted	24,450	17,500	-
Risk-free interest rate	1.22%	1.47%	-
Expected volatility of the Corporation's stock	25.76%	28.64%	-
Expected dividend yield	3.23%	3.09%	-
Expected life (in years)	5.25	5.25	-
Weighted average fair value of options granted	$3.58	$4.22	$-

(Dollars in thousands)
Compensation expense included in net income
ESPP	$-	$-	$-
ISOP	88	74	-
Total compensation expense included in net income	$88	$74	$-

Note 17. Deferred Compensation Agreement

The Corporation has entered into deferred compensation agreements with one former and one current director that provides for the payment of benefits over a ten-year period, beginning at age 65.  At inception, the present value of the obligations under these deferred compensation agreements amounted to approximately $600 thousand, which is being accrued over the estimated remaining service period of these directors.  Expense associated with the agreements was $2 thousand for 2016, $76 thousand for 2015 and $18 thousand for 2014.   Payments for the directors deferred compensation plan are scheduled through 2022.

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

Note 18. Shareholders’ Equity

The Board of Directors, from time to time, authorizes the repurchase of the Corporation’s $1.00 par value common stock. The repurchased shares will be held as Treasury shares available for issuance in connection with future stock dividends and stock splits, employee benefit plans, executive compensation plans, the Dividend Reinvestment Plan and other appropriate corporate purposes. The term of the repurchase plans is normally one year.  In April 2016, the Board of Directors approved a stock repurchase program that authorized the repurchase of up to $350,000 in shares of common stock during each calendar quarter through March 31, 2017. During 2016, the Corporation repurchased 34,048 shares of its common stock for $795 thousand. A corporate stock repurchase plan was not authorized in 2015.  The Corporation held 371,513 and 383,440 treasury shares at cost at December 31, 2016 and 2015, respectively.

The Corporation’s dividend reinvestment plan (DRIP) allows for shareholders to purchase additional shares of the Corporation’s common stock by reinvesting cash dividends paid on their shares or through optional cash payments. The Corporation has authorized one million (1,000,000) shares of its currently authorized common stock to be issued under the plan.  During 2016,  25,230 shares of common stock were purchased through the dividend reinvestment plan at a value of $553 thousand and 614,355 shares remain to be issued.

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

The Bank had the following outstanding commitments as of December 31:

(Dollars in thousands)	2016	2015
Financial instruments whose contract amounts represent credit risk
Commercial commitments to extend credit	$227,380	$218,192
Consumer commitments to extend credit (secured)	44,352	41,604
Consumer commitments to extend credit (unsecured)	5,674	5,653
	$277,406	$265,449
Standby letters of credit	$23,935	$25,944

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

Standby letters of credit are instruments issued by the Bank, which guarantee the beneficiary payment by the Bank in the event of default by the Bank’s customer in the nonperformance of an obligation or service.  Most standby letters of credit are extended for one-year periods.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank holds collateral supporting those commitments for which collateral is deemed necessary primarily in the form of certificates of deposit and liens on real estate. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of December 31, 2016 and 2015 for guarantees under standby letters of credit issued is not material.

Most of the Bank’s business activity is with customers located within its primary market and does not involve any significant concentrations of credit to any one entity or industry.

The nature of the Corporation’s business generates a certain amount of litigation involving matters arising in the ordinary course of business, including the matter disclosed in our Form 8-K filed July 29, 2016.  In management’s opinion, we do not anticipate, at the present time, that the ultimate aggregate liability, if any, arising out of such litigation will have a material adverse effect on our financial position.  We cannot now determine, however, whether or not any claims asserted against us, including the disclosed matter, will have a material adverse effect on our results of operations in any future reporting period, which will depend on, among other things, the amount of loss resulting from the claim and the amount of income otherwise reported for the reporting period. At December 31, 2016, we are unable to provide an evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss and, accordingly, have not yet established any specific accrual for this matter. In addition, no material proceedings are pending or are known to be threatened or contemplated against us by governmental authorities.

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

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The level within the hierarchy does not represent risk.

The following methods and assumptions were used to estimate the fair values of the Corporation’s financial instruments at December 31, 2016 and 2015.

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

Deposits and other borrowings:  The fair value of demand deposits, savings accounts, and money market deposits is the amount payable on demand at the reporting date.  The fair value of fixed-rate certificates of deposit and long-term debt is estimated by discounting the future cash flows using rates approximating those currently offered for certificates of deposit and borrowings with similar remaining maturities.  Other borrowings consist of a line of credit with the FHLB at a variable interest rate and securities sold under agreements to repurchase, for which the carrying value approximates a reasonable estimate of the fair value.

Accrued interest payable:    The carrying amount is a reasonable estimate of fair value.

The fair value of the Corporation's financial instruments are as follows:

	December 31, 2016
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3

Financial assets:
Cash and cash equivalents	$36,665	$36,665	$36,665	$-	$-
Investment securities available for sale	143,875	143,875	290	143,585	-
Restricted stock	1,767	1,767	-	1,767	-
Loans held for sale	540	540	-	540	-
Net loans	882,798	889,910	-	-	889,910
Accrued interest receivable	3,592	3,592	-	3,592	-

Financial liabilities:
Deposits	$982,120	$981,949	$-	$981,949	$-
Short-term Debt	24,270	24,270	24,270	-	-
Accrued interest payable	116	116	-	116	-

	December 31, 2015
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3

Financial assets:
Cash and cash equivalents	$39,166	$39,166	$39,166	$-	$-
Investment securities available for sale	159,473	159,473	233	159,240	-
Restricted stock	782	782	-	782	-
Loans held for sale	461	461	-	461	-
Net loans	771,930	779,742	-	-	779,742
Accrued interest receivable	3,164	3,164	-	3,164	-

Financial liabilities:
Deposits	$918,512	$918,401	$-	$918,401	$-
Accrued interest payable	124	124	-	124	-

Recurring Fair Value Measurements

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2016 and 2015 are as follows:

(Dollars in Thousands)	Fair Value at December 31, 2016
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities	$290	$-	$-	$290
U.S. Government and Agency securities	-	12,720	-	12,720
Municipal securities	-	62,985	-	62,985
Trust Preferred Securities	-	5,461	-	5,461
Agency mortgage-backed securities	-	61,284	-	61,284
Private-label mortgage-backed securities	-	1,104	-	1,104
Asset-backed securities	-	31	-	31
Total assets	$290	$143,585	$-	$143,875

(Dollars in Thousands)	Fair Value at December 31, 2015
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities	$233	$-	$-	$233
U.S. Government and Agency securities	-	13,836	-	13,836
Municipal securities	-	69,188	-	69,188
Trust Preferred Securities	-	5,289	-	5,289
Agency mortgage-backed securities	-	69,519	-	69,519
Private-label mortgage-backed securities	-	1,372	-	1,372
Asset-backed securities	-	36	-	36
Total assets	$233	$159,240	$-	$159,473

Investment securities:  Level 1 securities represent equity securities that are valued using quoted market prices from nationally recognized markets. Level 2 securities represent debt securities that are valued using a mathematical model based upon the specific characteristics of a security in relationship to quoted prices for similar securities.

Nonrecurring Fair Value Measurements

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2016 and 2015 are as follows:

(Dollars in Thousands)
	Fair Value at December 31, 2016
Asset Description	Level 1	Level 2	Level 3	Total
Premises held-for-sale (1)	-	-	200	200
Other real estate owned (1)	-	-	2,407	2,407
Total assets	$-	$-	$2,607	$2,607

(Dollars in Thousands)	Fair Value at December 31, 2015
Asset Description	Level 1	Level 2	Level 3	Total
Premises held-for-sale (1)	-	-	210	210
Other real estate owned (1)	-	-	6,128	6,128
Total assets	$-	$-	$6,338	$6,338

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

The Corporation did not record any liabilities at fair value for which measurement of the fair value was made on a nonrecurring basis at December 31, 2016. For financial assets and liabilities measured at fair value on a recurring basis, there were no transfers of financial assets or liabilities between Level 1 and Level 2 during the period ending December 31, 2016.

The following table presents additional quantitative information about Level 3 assets measured at fair value on a nonrecurring basis:

(Dollars in Thousands)	Quantitative Information about Level 3 Fair Value Measurements
				Range
December 31, 2016	Fair Value	Valuation Technique	Unobservable Input	(Weighted Average)
Premises held-for-sale	200	Appraisal	Qualitative adjustment	5% (5%)

Other real estate owned	2,407	Appraisal	N/A	-
			Cost to sell	8% (8%)

				Range
December 31, 2015	Fair Value	Valuation Technique	Unobservable Input	(Weighted Average)
Premises held-for-sale	210	Appraisal	Qualitative adjustment	-

Other real estate owned	6,128	Appraisal	N/A	-
			Cost to sell	8% (8%)

Note 21. Parent Company (Franklin Financial Services Corporation) Financial Information

Balance Sheets	December 31
(Dollars in thousands)	2016	2015
Assets:
Cash and cash equivalents	$851	$300
Equity investment in subsidiaries	115,794	111,535
Other assets	39	33
Total assets	$116,684	$111,868

Liabilities:
Other liabilities	$191	$492
Total liabilities	191	492
Shareholders' equity	116,493	111,376
Total liabilities and shareholders' equity	$116,684	$111,868

Statements of Income	Years Ended December 31
(Dollars in thousands)	2016	2015	2014
Income:
Dividends from Bank subsidiary	$4,006	$300	$1,151
Interest and dividend income	-	-	15
Other income	-	171	-
OTTI loss on equity securities	-	-	-
Securities gains (losses), net	-	-	82
	4,006	471	1,248
Expenses:
Operating expenses	972	986	795
Income before income taxes and equity in undistributed income of subsidiaries	3,034	(515)	453
Income tax benefit	301	328	241
Equity in undistributed income of subsidiaries	4,752	10,391	7,708
Net income	$8,087	$10,204	$8,402

Statements of Comprehensive Income

	Years ended December 31
(Dollars in thousands)	2016	2015	2014
Net Income	$8,087	$10,204	$8,402
Securities:
Unrealized (losses) gains arising during the period	-	-	(236)
Reclassification adjustment for net (gains) losses included in net income	-	-	(82)
Net unrealized (losses) gains	-	-	(318)
Tax effect	-	-	108
Net of tax amount	-	-	(210)
Total other comprehensive (loss) income of Parent	-	-	(210)
Other comprehensive (loss) income of subsidiaries	(493)	(622)	1,806
Total Comprehensive Income	$7,594	$9,582	$9,998

Statements of Cash Flows	Years Ended December 31
(Dollars in thousands)	2016	2015	2014
Cash flows from operating activities
Net income	$8,087	$10,204	$8,402
Adjustments to reconcile net income to net cash provided
by operating activities:
Equity in undistributed income of subsidiary	(4,752)	(10,391)	(7,708)
Stock option compensation	88	74	-
Securities (gains) losses	-	-	(82)
(Increase) decrease in other assets/liabilities	(307)	1,800	498
Net cash provided by operating activities	3,116	1,687	1,110

Cash flows from investing activities
Proceeds from sales of investment securities	-	-	568
Net cash provided by investing activities	-	-	568

Cash flows from financing activities
Dividends paid	(3,523)	(3,139)	(2,847)
Cash received from option exercises	82	92	59
Common stock issued under dividend reinvestment plan	1,671	1,246	923
Treasury stock purchase	(795)	-	-
Net cash used in financing activities	(2,565)	(1,801)	(1,865)
Increase (decrease) in cash and cash equivalents	551	(114)	(187)
Cash and cash equivalents as of January 1	300	414	601
Cash and cash equivalents as of December 31	$851	$300	$414

Note 22. Quarterly Results of Operations (unaudited)

The following is a condensed summary of the quarterly results of consolidated operations of Franklin Financial for the years ended December 31, 2016 and 2015:

(Dollars in thousands, except per share)	Three months ended

2016	March 31	June 30	September 30	December 31

Interest income	$9,098	$8,988	$9,348	$9,544
Interest expense	545	548	563	589
Net interest income	8,553	8,440	8,785	8,955
Provision for loan losses	300	1,875	1,150	450
Other noninterest income	2,981	2,854	2,813	2,984
Securities (losses) gains	(28)	2	(10)	8
Noninterest expense	7,795	7,730	7,980	9,670
Income before income taxes	3,411	1,691	2,458	1,827
Federal income tax expense	685	130	383	104
Net Income	$2,726	$1,561	$2,075	$1,723
Basic earnings per share	$0.64	$0.36	$0.48	$0.40
Diluted earnings per share	$0.64	$0.36	$0.48	$0.40
Dividends declared per share	$0.19	$0.21	$0.21	$0.21

(Dollars in thousands, except per share)	Three months ended

2015	March 31	June 30	September 30	December 31

Interest income	$8,526	$8,578	$8,720	$8,790
Interest expense	641	619	555	556
Net interest income	7,885	7,959	8,165	8,234
Provision for loan losses	325	310	400	250
Other noninterest income	2,934	3,108	2,733	3,150
Securities gains (including gain on conversion)	718	8	-	-
Noninterest expense	7,489	7,659	7,613	8,374
Income before income taxes	3,723	3,106	2,885	2,760
Federal income tax expense	839	632	306	493
Net Income	$2,884	$2,474	$2,579	$2,267
Basic earnings per share	$0.68	$0.58	$0.61	$0.53
Diluted earnings per share	$0.68	$0.58	$0.61	$0.53
Dividends declared per share	$0.17	$0.19	$0.19	$0.19

Due to rounding, the sum of the quarters may not equal the amount reported for the year.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s Management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2016, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).  Based on this assessment, Management concluded that, as of December 31, 2016, the Corporation’s internal control over financial reporting is effective based on those criteria.

There were no changes during the fourth quarter of 2016 in the Corporation’s internal control over financial reporting which materially affected, or which are reasonably likely to affect, the Corporation’s internal control over financial reporting.

The Corporation’s independent registered public accounting firm has audited the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2016.  Their report is included herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Franklin Financial Services Corporation

Chambersburg, Pennsylvania

We have audited Franklin Financial Services Corporation and its subsidiaries’ (the “Corporation”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework  (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, the Franklin Financial Services Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Franklin Financial Services Corporation and its subsidiaries as of December 31, 2016 and 2015 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016, and our report dated March 10, 2017 expressed an unqualified opinion.

/s/ BDO USA, LLP

Harrisburg, Pennsylvania

March 10, 2017

Item 9B.  Other Information

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item relating to the directors and executive officers of the Corporation is incorporated herein by reference to the information set forth under the heading “ELECTION OF DIRECTORS - Information about Nominees, Continuing Directors and Executive Officers” and under the heading “ADDITIONAL INFORMATION – Key Employees” appearing in the Corporation's 2017 proxy statement.

The information required by this item relating to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information set forth under the heading “ADDITIONAL INFORMATION - Compliance with Section 16(a) of the Exchange Act” appearing in the Corporation's 2017 proxy statement.

The information required by this item relating to the Corporation's code of ethics is incorporated herein by reference to the information set forth under the heading “CORPORATE GOVERNANCE POLICIES, PRACTICES AND PROCEDURES” appearing in the Corporation's 2017 proxy statement.  The Corporation will file on Form 8-K any amendments to, or waivers from, the code of ethics applicable to any of its directors or executive officers.

The information required by this item relating to material changes to the procedures by which the Corporation's shareholders may recommend nominees to the Board of Directors is incorporated herein by reference to the information set forth under the heading “ELECTION OF DIRECTORS - Nominations for Election of Directors” appearing in the Corporation's 2017 proxy statement.

The information required by this item relating to the Corporation's audit committee and relating to an audit committee financial expert is incorporated herein by reference to the information set forth under the heading “BOARD STRUCTURE AND COMMITTEES - Audit Committee” appearing in the Corporation's 2017 proxy statement.

Item 11.  Executive Compensation

The information required by this item relating to executive compensation is incorporated herein by reference to the information set forth under the heading “EXECUTIVE COMPENSATION” appearing in the Corporation's 2017 proxy statement; provided, however, that the information set forth under the subheading “Compensation Committee Report” is intended to be furnished and not filed.

The information required by this item relating to the compensation committee interlocks and insider participation is incorporated herein by reference to the information set forth under the heading “BOARD STRUCTURE AND COMMITTEES - Compensation Committee Interlocks and Insider Participation” appearing in the Corporation's 2017 proxy statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item relating to securities authorized for issuance under executive compensation plans is incorporated herein by reference to the information set forth under the heading “EXECUTIVE COMPENSATION – Compensation Tables and Additional Compensation Disclosure” appearing in the Corporation's 2017 proxy statement.

The information required by this item relating to security ownership of certain beneficial owners is incorporated herein by reference to the information set forth under the heading “GENERAL INFORMATION - Voting of Shares and Principal Holders Thereof'” appearing in the Corporation's 2017 proxy statement.

The information required by this item relating to security ownership of management is incorporated herein by reference to the information set forth under the heading “ELECTION OF DIRECTORS - Information about Nominees, Continuing Directors and Executive Officers” appearing in the Corporation's 2017 proxy statement.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item relating to transactions with related persons is incorporated herein by reference to the information set forth under the heading “ADDITIONAL INFORMATION - Transactions with Related Persons” appearing in the Corporation's 2017 proxy statement.

The information required by this item relating to director independence is incorporated herein by reference to the information set forth under the heading “ELECTION OF DIRECTORS -Director Independence “ and under the heading “ADDITIONAL INFORMATION - Transactions with Related Persons” appearing in the Corporation's 2017 proxy statement.

Item 14.  Principal Accountant Fees and Services

The information required by this item relating to principal accountant fees and services is incorporated herein by reference to the information set forth under the heading “RELATIONSHIP WITH INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS” appearing in the Corporation's 2017 proxy statement.

Part IV

Item 15.  Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1)  The following Consolidated Financial Statements of the Corporation:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets – December 31, 2016 and 2015,

Consolidated Statements of Income – Years ended December 31, 2016, 2015 and 2014,

Consolidated Statements of Comprehensive Income – Years ended December 31, 2016, 2015 and 2014,

Consolidated Statements of Changes in Shareholders’ Equity – Years ended December 31, 2016, 2015 and 2014,

Consolidated Statements of Cash Flows - Years ended December 31, 2016, 2015 and 2014,

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

FRANKLIN FINANCIAL SERVICES CORPORATION
By: /s/ Timothy G. Henry
Timothy G. Henry
President and Chief Executive Officer

Dated: March 10, 2017

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ G. Warren Elliott	Chairman of the Board and Director	March 10, 2017
G. Warren Elliott

/s/ Timothy G. Henry	Chief Executive Officer, President and Director	March 10, 2017
Timothy G. Henry	(Principal Executive Officer)

/s/ Mark R. Hollar	Treasurer and Chief Financial Officer	March 10, 2017
Mark R. Hollar	(Principal Financial and Accounting Officer)

/s/ Martin R. Brown	Director	March 10, 2017
Martin R. Brown

/s/ Gregory A. Duffey	Director	March 10, 2017
Gregory A. Duffey

/s/ Daniel J. Fisher	Director	March 10, 2017
Daniel J. Fisher

/s/ Donald A. Fry	Director	March 10, 2017
Donald A. Fry

/s/ Allan E. Jennings, Jr.	Director	March 10, 2017
Allan E. Jennings, Jr.

/s/ Richard E. Jordan, III	Director	March 10, 2017
Richard E. Jordan, III

/s/ Stanley J. Kerlin	Director	March 10, 2017
Stanley J. Kerlin

/s/ Patricia D. Lacy	Director	March 10, 2017
Patricia D. Lacy

/s/ Donald H. Mowery	Director	March 10, 2017
Donald H. Mowery

	Director	March 10, 2017
Martha B. Walker

Exhibit Index for the Year

Ended December 31, 2016

Item	Description
3.1	Articles of Incorporation of the Corporation (Filed as Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.)
3.2	Bylaws of the Corporation
4.	Instruments defining the rights of securities holders, including indentures, are contained in the Articles of Incorporation (Exhibit 3.1) and Bylaws (Exhibit 3.2)
10.1	Deferred Compensation Agreements with Bank Directors* (Filed as Exhibit 10.1 to Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.)
10.2	Director’s Deferred Compensation Plan* (Filed as Exhibit 10.2 to Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.)
10.3	Incentive Stock Option Plan of 2002 (Filed as Exhibit 99.1 to Registration Statement No. 333-90348 on Form S-8 and incorporated herein by reference)*
10.4	Management Group Pay for Performance Program* (Filed as Exhibit 10.4 to Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.)
10.5	Directors Pay for Performance Program* (Filed as Exhibit 10.5 to Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.)
10.6	Incentive Stock Option Plan of 2013 (Filed as Exhibit 10.1 to Registration Statement No. 333-193655 on Form S-8 filed January 30, 2014 and incorporated herein by reference)*
14.	Code of Ethics posted on the Corporation’s website
21.	Subsidiaries of Corporation - filed herewith
23.1	Consent of BDO USA, LLP – filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer) – filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer) – filed herewith
32.1	Section 1350 Certification (Chief Executive Officer) – filed herewith
32.2	Section 1350 Certification (Chief Financial Officer) – filed herewith
101	Interactive Data File (XBRL)

* Compensatory plan or arrangement.