Form 10-Q
period 2017-03-31
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2017-05-08
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March  31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.   See the definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐       Accelerated filer  ☒     Non-accelerated filer  ☐       Smaller reporting company  ☐         Emerging growth company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes ☐  No ☒

There were 4,327,336 outstanding shares of the Registrant’s common stock as of April 30, 2017.

Part I FINANCIAL INFORMATION

Item 1 Financial Statements

Consolidated Balance Sheets

(Dollars in thousands, except share and per share data)(unaudited)	March 31	December 31
	2017	2016
Assets
Cash and due from banks	$13,731	$16,888
Interest-bearing deposits in other banks	25,942	19,777
Total cash and cash equivalents	39,673	36,665
Investment securities available for sale, at fair value	137,182	143,875
Restricted stock	436	1,767
Loans held for sale	448	540
Loans	903,529	893,873
Allowance for loan losses	(11,278)	(11,075)
Net Loans	892,251	882,798
Premises and equipment, net	13,783	14,058
Bank owned life insurance	22,590	22,459
Goodwill	9,016	9,016
Other real estate owned	3,115	4,915
Deferred tax asset, net	5,987	5,844
Other assets	6,653	5,506
Total assets	$1,131,134	$1,127,443

Liabilities
Deposits
Noninterest-bearing checking	$171,696	$170,345
Money management, savings and interest checking	761,149	737,140
Time	73,749	74,635
Total Deposits	1,006,594	982,120
Short-term borrowings	-	24,270
Other liabilities	5,362	4,560
Total liabilities	1,011,956	1,010,950

Shareholders' equity
Common stock, $1 par value per share,15,000,000 shares authorized with
4,688,349 shares issued and 4,325,425 shares outstanding at March 31, 2017 and
4,688,349 shares issued and 4,316,836 shares outstanding at December 31, 2016	4,688	4,688
Capital stock without par value, 5,000,000 shares authorized with no
shares issued and outstanding	-	-
Additional paid-in capital	39,867	39,752
Retained earnings	85,194	83,081
Accumulated other comprehensive loss	(3,916)	(4,215)
Treasury stock, 362,924 shares at March 31, 2017 and 371,513 shares at
December 31, 2016, at cost	(6,655)	(6,813)
Total shareholders' equity	119,178	116,493
Total liabilities and shareholders' equity	$1,131,134	$1,127,443

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Income

	For the Three Months Ended
(Dollars in thousands, except per share data) (unaudited)	March 31
	2017	2016
Interest income
Loans, including fees	$8,639	$8,088
Interest and dividends on investments:
Taxable interest	531	575
Tax exempt interest	301	367
Dividend income	13	6
Deposits and obligations of other banks	62	62
Total interest income	9,546	9,098

Interest expense
Deposits	566	543
Short-term borrowings	15	2
Total interest expense	581	545
Net interest income	8,965	8,553
Provision for loan losses	120	300
Net interest income after provision for loan losses	8,845	8,253

Noninterest income
Investment and trust services fees	1,295	1,253
Loan service charges	147	226
Deposit service charges and fees	592	578
Other service charges and fees	324	303
Debit card income	375	347
Increase in cash surrender value of life insurance	131	135
Net (loss) gain on sale of other real estate owned	-	(8)
OTTI losses on debt securities	-	(20)
Securities gains, net	2	1
Other	59	138
Total noninterest income	2,925	2,953

Noninterest expense
Salaries and employee benefits	4,626	4,370
Occupancy, net	584	600
Furniture and equipment	231	216
Advertising	247	282
Legal and professional	290	297
Data processing	541	497
Pennsylvania bank shares tax	243	237
FDIC insurance	106	157
ATM/debit card processing	218	228
Foreclosed real estate	58	63
Telecommunications	100	118
Other	713	730
Total noninterest expense	7,957	7,795
Income before federal income tax expense	3,813	3,411
Federal income tax expense	793	685
Net income	$3,020	$2,726

Per share
Basic earnings per share	$0.70	$0.64
Diluted earnings per share	$0.70	$0.64
Cash dividends declared	$0.21	$0.19

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Comprehensive Income

	For the Three Months Ended
	March 31
(Dollars in thousands) (unaudited)	2017	2016
Net Income	$3,020	$2,726

Securities:
Unrealized gains arising during the period	454	1,045
Reclassification adjustment for net (gains) losses and OTTI included in net income (1)	(2)	19
Net unrealized gains	452	1,064
Tax effect	(153)	(362)
Net of tax amount	299	702

Total other comprehensive income	299	702

Total Comprehensive Income	$3,319	$3,428

Reclassification adjustment / Statement line item	Tax expense (benefit)
(1) Securities / securities (gains) losses and OTTI losses, net	$1	$(6)
The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Changes in Shareholders' Equity

For the Three Months Ended March 31, 2017 and 2016:

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
(Dollars in thousands, except per share data) (unaudited)	Stock	Capital	Earnings	Loss	Stock	Total
Balance at December 31, 2015	$4,659	$38,778	$78,517	$(3,722)	$(6,856)	$111,376
Net income	-	-	2,726	-	-	2,726
Other comprehensive income	-	-	-	702	-	702
Cash dividends declared, $0.19 per share	-	-	(813)	-	-	(813)
Treasury shares issued under stock option plans, 183 shares	-	1	-	-	3	4
Common stock issued under dividend reinvestment plan, 14,158 shares	14	290	-	-	-	304
Stock option compensation expense	-	14	-	-	-	14
Balance at March 31, 2016	$4,673	$39,083	$80,430	$(3,020)	$(6,853)	$114,313

Balance at December 31, 2016	$4,688	$39,752	$83,081	$(4,215)	$(6,813)	$116,493
Net income	-	-	3,020	-	-	3,020
Other comprehensive income	-	-	-	299	-	299
Cash dividends declared, $.21 per share	-	-	(907)	-	-	(907)
Treasury shares issued under employee stock purchase plan, 1,126 shares	-	4	-	-	21	25
Treasury shares issued under dividend reinvestment plan, 7,463 shares	-	84	-	-	137	221
Stock option compensation expense	-	27	-	-	-	27
Balance at March 31, 2017	$4,688	$39,867	$85,194	$(3,916)	$(6,655)	$119,178

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Cash Flows

	Three Months Ended March 31
	2017	2016
(Dollars in thousands) (unaudited)
Cash flows from operating activities
Net income	$3,020	$2,726
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	332	331
Net amortization of loans and investment securities	369	355
Amortization and net change in mortgage servicing rights valuation	14	14
Provision for loan losses	120	300
Gain on sales of securities	(2)	(1)
Impairment write-down on securities recognized in earnings	-	20
Loans originated for sale	(1,220)	(2,805)
Proceeds from sale of loans	1,312	2,707
Write-down of other real estate owned	45	-
Write-down on premises and equipment	49	46
Net loss (gain) on sale or disposal of other real estate/other repossessed assets	-	8
Increase in cash surrender value of life insurance	(131)	(135)
Stock option compensation	27	14
Decrease in other assets	(1,409)	(545)
Increase (decrease) in other liabilities	619	(684)
Net cash provided by operating activities	3,145	2,351

Cash flows from investing activities
Proceeds from sales and calls of investment securities available for sale	475	615
Proceeds from maturities and pay-downs of securities available for sale	6,246	7,426
Purchase of investment securities available for sale	-	(2,637)
Net decrease in restricted stock	1,331	343
Net increase in loans	(9,517)	(20,440)
Capital expenditures	34	(150)
Proceeds from surrender of life insurance policy	-	436
Proceeds from sale of other real estate	1,751	66
Net cash provided by (used in) investing activities	320	(14,341)

Cash flows from financing activities
Net increase in demand deposits, interest-bearing checking, and savings accounts	25,360	34,644
Net decrease in time deposits	(886)	(2,188)
Net decrease in short-term borrowings	(24,270)	-
Dividends paid	(907)	(813)
Treasury shares issued under employee stock purchase plan	25	4
Treasury shares issued under dividend reinvestment plan	221	304
Net cash (used) provided by financing activities	(457)	31,951

Increase in cash and cash equivalents	3,008	19,961
Cash and cash equivalents as of January 1	36,665	39,166
Cash and cash equivalents as of March 31	$39,673	$59,127

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest on deposits and other borrowed funds	$566	$522
Income taxes	$1,002	$700

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, and cash flows as of March  31, 2017, and for all other periods presented have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted.  It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s 2016 Annual Report on Form 10-K.  The consolidated results of operations for the three month periods ended March 31, 2017 are not necessarily indicative of the operating results for the full year.  Management has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.

The consolidated balance sheet at December 31, 2016 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete consolidated financial statements.

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

Earnings per share are computed based on the weighted average number of shares outstanding during each period end.  A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

	For the Three Months Ended
	March 31
(Dollars and shares in thousands, except per share data)	2017	2016
Weighted average shares outstanding (basic)	4,321	4,283
Impact of common stock equivalents	20	2
Weighted average shares outstanding (diluted)	4,341	4,285
Anti-dilutive options excluded from calculation	14	63
Net income	$3,020	$2,726
Basic earnings per share	$0.70	$0.64
Diluted earnings per share	$0.70	$0.64

Note 2. Recent Accounting Pronouncements

Standard	Description	Effective Date	Effect on the financial statements or other significant matters

ASU 2016-15, Statements of Cash Flow (Topic 320): Classification of Certain Cash Receipts and Cash Payments

The standard clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  The amendments are intended to reduce diversity in practice.  The standard contains additional guidance clarifying when an entity should separate cash receipts and cash payments and classify them into more than one class of cash flows (including when reasonable judgement is required to estimate and allocate cash flows) versus when an entity should classify the aggregate amount into one class of cash flows on the basis of predominance.

		January 1, 2018	We do not expect this guidance will have an effect on the Corporation's consolidated financial statements.

ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

This standard requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model).  Under this model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications unless reasonable expectation of a troubled debt restructuring exists) from the date of initial recognition of that instrument.  The ASU replaces the current accounting model for purchased credit impaired loans and debt securities.  The allowance for credit losses for purchased financial assets with a more-than insignificant amount of credit deterioration since origination (“PCD assets”), should be determined in a similar manner to other financial assets measured on an amortized cost basis.  However, upon initial recognition, the allowance for credit losses is added to the purchase price (“gross up approach”) to determine the initial amortized cost basis.  The subsequent account for PCD financial assets is the same expected loss model described above.

January 1, 2020

We have formed an implementation team led by Risk Management that also includes other lines of business and functions within the Corporation.  The team is working on developing models that can meet the requirements of the new guidance. The Corporation believes the new standard will result in earlier recognition of additions to the allowance for loan losses and possibly a larger allowance for loan loss balance with a corresponding increase in the provision for loan losses in results of operations; however, the Corporation is continuing to evaluate the impact of the pending adoption of the new standard on its consolidated financial statements.

ASU 2014-09, Revenue from Contracts with Customers (Topic 606)

The amendments in this Update (ASU 2014-09) establish a comprehensive revenue recognition standard. The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this objective, the standard requires five basic steps: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. Three basic transition methods are available – full retrospective, retrospective with certain practical expedients, and a cumulative effect approach.

January 1, 2018

The majority of our revenue comes from net interest income, and is explicitly out of scope of the guidance.  The contracts in noninterest income that are in scope of the guidance are primarily related to service charges and fees on deposit accounts, investment and trust income and other service charges and fees.  We are analyzing the contracts in scope to determine if our current accounting will change.

ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities

The standard amends the guidance on the classification and measurement of financial instruments.  Some of the amendments include the following: 1) requires equity investments to be measured at fair value with changes in fair value recognized in net income; 2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; and 4) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value; among others.

January 1, 2018

We do not expect this guidance will have a material effect on the Corporation's consolidated financial statements.  We do not have a significant number of AFS equity securities.  Additionally we do not have financial liabilities accounted for under the fair value option.  The adoption of this guidance is not expected to be material.

ASU 2016-02, Leases (Topic 842)

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

January 1, 2019

The Corporation currently has real estate and equipment leases that it classifies as operating leases that are not recognized on the balance sheet.  Under the new standard, these leases will move onto the balance sheet.  The Corporation is currently gathering data and reviewing methods of implementing the standard, but due to the number of lease agreements in effect, the Corporation believes the new standard will not have a material effect on its consolidated financial statements.

ASU 2017-04, Goodwill (Topic 350)

This guidance, among other things, removes step 2 of the goodwill impairment test thus eliminating the need to determine the fair value of individual assets and liabilities of the reporting unit.  Upon adoption of this standard, goodwill impairment will be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.  This may result in more or less impairment being recognized than under the current guidance.

	January 1, 2020	We do not currently expect this guidance to have a material effect on the Corporation's consolidated financial statements based upon the most recent goodwill impairment analysis.

ASU 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-based Payment Accounting

The standard requires entities to recognize the income tax effects of share-based awards in the income statement when the awards vest or are settled (i.e. the additional paid-in capital pools will be eliminated).  The guidance on employers' accounting for an employee's use of shares to satisfy the employer's statutory income tax withholding obligation and for forfeitures is changing.  The standard also provides an entity the option to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur.

January 1, 2017

We adopted the standard during the first quarter of 2017.  Due to the type of stock compensation plans used by the Corporation, there was no effect on the Corporation's consolidated financial statements.

ASU 2017-09, Premium Amortization on Purchased Callable Debt Securities

The standard shortens the amortization period for premiums on purchased callable debt securities to the earliest call date, rather than amortizing over the full contractual term.  The standard does change the standard for securities held at a discount.  The amendments require companies to reset the effective yield using the payment terms of the debt security if the call option is not exercised on the earliest call date.  If the security has additional future called dates, any excess of the amortized cost basis over the amount repayable by the issuer at the next call date should be amortized to the next call date.

	January 1, 2017	We adopted the standard during the first quarter of 2017, and there was no effect on the Corporation's consolidated financial statements.

ASU 2017-07, Employee Benefits Plan (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

This standard requires an employer to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period.  The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations.  The amendments in this update also allow only the service cost component to be eligible for capitalization when applicable.

	January 1, 2018	We do not expect this standard will have an effect on the Corporation's consolidated financial statements.

Note 3. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive losses included in shareholders' equity are as follows:

	March 31	December 31
	2017	2016
(Dollars in thousands)
Net unrealized gains (losses) on securities	$432	$(20)
Tax effect	(146)	7
Net of tax amount	286	(13)

Accumulated pension adjustment	(6,366)	(6,366)
Tax effect	2,164	2,164
Net of tax amount	(4,202)	(4,202)

Total accumulated other comprehensive loss	$(3,916)	$(4,215)

Note 4. Investments

The amortized cost and estimated fair value of investment securities available for sale as of March  31, 2017 and December 31, 2016 are as follows:

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
March 31, 2017	cost	gains	losses	value
Equity securities	$164	$162	$-	$326
U.S. Government and Agency securities	12,200	135	(25)	12,310
Municipal securities	60,117	963	(373)	60,707
Trust preferred securities	5,985	-	(412)	5,573
Agency mortgage-backed securities	57,266	398	(465)	57,199
Private-label mortgage-backed securities	986	52	(1)	1,037
Asset-backed securities	32	-	(2)	30
	$136,750	$1,710	$(1,278)	$137,182

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
December 31, 2016	cost	gains	losses	value
Equity securities	$164	$126	$-	$290
U.S. Government and Agency securities	12,598	148	(26)	12,720
Municipal securities	62,763	793	(571)	62,985
Trust preferred securities	5,979	-	(518)	5,461
Agency mortgage-backed securities	61,305	431	(452)	61,284
Private-label mortgage-backed securities	1,053	56	(5)	1,104
Asset-backed securities	33	-	(2)	31
	$143,895	$1,554	$(1,574)	$143,875

At March 31, 2017 and December 31, 2016, the fair value of investment securities pledged to secure public funds, trust balances, deposit and other obligations totaled $75.9 million and $79.1 million, respectively.

The amortized cost and estimated fair value of debt securities at March  31, 2017, by contractual maturity are shown below. Actual maturities may differ from contractual maturities because of prepayment or call options embedded in the securities.

(Dollars in thousands)	Amortized cost	Fair value
Due in one year or less	$1,562	$1,563
Due after one year through five years	11,375	11,543
Due after five years through ten years	31,555	31,754
Due after ten years	33,842	33,760
	78,334	78,620
Mortgage-backed securities	58,252	58,236
	$136,586	$136,856

The composition of the net realized securities gains for the three months ended are as follows:

	For the Three Months Ended
	March 31
(Dollars in thousands)	2017	2016
Gross gains realized	$2	$1
Gross losses realized	-	-
Conversion gain	-	-
Net gains realized	$2	$1

The following table provides additional detail about trust preferred securities as of March 31, 2017:

Trust Preferred Securities

(Dollars in thousands)
Deal Name	Maturity	Single Issuer or Pooled	Class	Amortized Cost	Fair Value	Gross Unrealized Gain (Loss)	Lowest Credit Rating Assigned

BankAmerica Cap III	1/15/2027	Single	Preferred Stock	$968	$911	$(57)	BB+
Wachovia Cap Trust II	1/15/2027	Single	Preferred Stock	280	269	(11)	BBB
Huntington Cap Trust	2/1/2027	Single	Preferred Stock	947	856	(91)	BB
Corestates Captl Tr II	2/15/2027	Single	Preferred Stock	944	910	(34)	BBB+
Huntington Cap Trust II	6/15/2028	Single	Preferred Stock	902	825	(77)	BB
Chase Cap VI JPM	8/1/2028	Single	Preferred Stock	967	900	(67)	BBB-
Fleet Cap Tr V	12/18/2028	Single	Preferred Stock	977	902	(75)	BB+
				$5,985	$5,573	$(412)

The following table provides additional detail about private label mortgage-backed securities as of March 31, 2017:

Private Label Mortgage Backed Securities

(Dollars in thousands)				Gross				Cumulative
	Origination	Amortized	Fair	Unrealized	Collateral	Lowest Credit	Credit	OTTI
Description	Date	Cost	Value	Gain (Loss)	Type	Rating Assigned	Support %	Charges
MALT 2004-6 7A1	6/1/2004	$260	$259	$(1)	ALT A	CCC	16.29	$-
RALI 2005-QS2 A1	2/1/2005	140	157	17	ALT A	CC	1.47	15
RALI 2006-QS4 A2	4/1/2006	366	376	10	ALT A	D	-	323
GSR 2006-5F 2A1	5/1/2006	37	43	6	Prime	D	-	15
RALI 2006-QS8 A1	7/28/2006	183	202	19	ALT A	D	-	242
		$986	$1,037	$51				$595

Impairment:

The investment portfolio contained one hundred and three securities with $58 million of temporarily impaired fair value and $1.3 million in unrealized losses at March 31, 2017. The total unrealized loss position has improved from a $1.6 million unrealized loss at year-end 2016.

For securities with an unrealized loss, Management applies a systematic methodology in order to perform an assessment of the potential for other-than-temporary impairment.  In the case of debt securities, investments considered for other-than-temporary impairment: (1) had a specified maturity or repricing date; (2) were generally expected to be redeemed at par, and (3) were expected to achieve a recovery in market value within a reasonable period of time. In addition, the Bank considers whether it intends to sell these securities or whether it will be forced to sell these securities before the earlier of amortized cost recovery or maturity. Equity securities are assessed for other-than-temporary impairment based on the length of time of impairment, dollar amount of the impairment and general market and financial conditions relating to specific issues.  The impairment identified on debt and equity securities and subject to assessment at March 31, 2017, was deemed to be temporary and required no further adjustments to the financial statements, unless otherwise noted.

The following table reflects temporary impairment in the investment portfolio (excluding restricted stock), aggregated by investment category, length of time that individual securities have been in a continuous unrealized loss position and the number of securities in each category as of March 31, 2017 and December 31, 2016:

	March 31, 2017
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Government and Agency securities	$729	$(9)	1	$3,349	$(16)	10	$4,078	$(25)	11
Municipal securities	14,817	(306)	28	1,678	(67)	2	16,495	(373)	30
Trust preferred securities	-	-	-	5,573	(412)	7	5,573	(412)	7
Agency mortgage-backed securities	26,791	(376)	42	4,726	(89)	11	31,517	(465)	53
Private-label mortgage-backed securities	-	-	-	259	(1)	1	259	(1)	1
Asset-backed securities	-	-	-	4	(2)	1	4	(2)	1
Total temporarily impaired securities	$42,337	$(691)	71	$15,589	$(587)	32	$57,926	$(1,278)	103

	December 31, 2016
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Government and Agency securities	$789	$(9)	1	$3,413	$(17)	10	$4,202	$(26)	11
Municipal securities	23,407	(417)	43	1,598	(154)	2	25,005	(571)	45
Trust preferred securities	-	-	-	5,461	(518)	7	5,461	(518)	7
Agency mortgage-backed securities	26,995	(359)	39	4,656	(93)	11	31,651	(452)	50
Private-label mortgage-backed securities	281	(5)	1	-	-	-	281	(5)	1
Asset-backed securities	-	-	-	4	(2)	1	4	(2)	1
Total temporarily impaired securities	$51,472	$(790)	84	$15,132	$(784)	31	$66,604	$(1,574)	115

The unrealized loss in the municipal bond portfolio decreased to $373 thousand from $571 thousand at December 31, 2016 as market prices improved during the quarter.  There are thirty securities in this portfolio with an unrealized loss and the loss in this portfolio is deemed to be non-credit related and no other-than-temporary impairment charges have been recorded.

The trust preferred portfolio contains seven securities with a fair value of $5.6 million and an unrealized loss of $412 thousand. The trust-preferred securities held by the Bank are single entity issues, not pooled trust preferred securities.  Therefore, the impairment review of these securities is based only on the issuer and the security cannot be impaired by the performance of other issuers as if it was a pooled trust-preferred bond. All of the Bank’s trust preferred securities are single issue, variable rate notes with long maturities (2027 – 2028).  None of these bonds have suspended or missed a dividend payment. At March 31, 2017, the Bank believes it will be able to collect all interest and principal due on these bonds and no other-than-temporary-impairment charges were recorded.

There is one PLMBS bond showing a small unrealized loss of $1 thousand.  However, the PLMBS sector as a whole is showing a net unrealized gain of $51 thousand at quarter end.  This is primarily a result of the cumulative OTTI charges recorded on this portfolio.  Due to the nature of these bonds, they are evaluated closely. These bonds were all rated AAA at time of purchase, but have since experienced rating declines. Some have experienced increased delinquencies and defaults, while others have seen the credit support increase as the bonds paid-down. The Bank monitors the performance of the PLMBS investments on a regular basis and reviews delinquencies, default rates, credit support levels and various cash flow stress test scenarios. In determining the credit related loss, Management considers all principal past due 60 days or more as a loss. If additional principal moves beyond 60 days past due, it will also be considered a loss.  The Bank has recorded $595 thousand of cumulative impairment charges on this portfolio. Management continues to monitor these securities and it is possible that additional write-downs may occur if current loss trends continue.

The following table represents the cumulative credit losses on debt securities recognized in earnings as of March 31:

(Dollars in thousands)	Three Months Ended
	2017	2016
Balance of cumulative credit-related OTTI at January 1	$595	$555
Additions for credit-related OTTI not previously recognized	-	20
Additional increases for credit-related OTTI previously recognized when there is no intent to sell
and no requirement to sell before recovery of amortized cost basis	-	-
Decreases for previously recognized credit-related OTTI because there was an intent to sell	-	-
Reduction for increases in cash flows expected to be collected	-	-
Balance of credit-related OTTI at March 31	$595	$575

The Bank held $436 thousand of restricted stock at March 31, 2017.  Except for $30 thousand, this investment represents stock in FHLB Pittsburgh. The Bank is required to hold this stock to be a member of FHLB and it is carried at cost of $100 per share. The level of FHLB stock held is determined by FHLB and is comprised of a minimum membership amount plus a variable activity amount. FHLB stock is evaluated for impairment primarily based on an assessment of the ultimate recoverability of its cost. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support its operations.  There is not a public market for FHLB stock and the benefits of FHLB membership (e.g., liquidity and low cost funding) add value to the stock beyond purely financial measures. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment.

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

A summary of loans outstanding, by class, at the end of the reporting periods is as follows:

(Dollars in thousands)	March 31, 2017	December 31, 2016
Residential Real Estate 1-4 Family
Consumer first liens	$101,534	$103,125
Commercial first lien	65,030	65,445
Total first liens	166,564	168,570

Consumer junior liens and lines of credit	44,023	44,817
Commercial junior liens and lines of credit	5,370	5,396
Total junior liens and lines of credit	49,393	50,213
Total residential real estate 1-4 family	215,957	218,783

Residential real estate - construction
Consumer	1,034	1,350
Commercial	9,904	7,625
Total residential real estate construction	10,938	8,975

Commercial real estate	397,321	390,584
Commercial	274,722	270,826
Total commercial	672,043	661,410

Consumer	4,591	4,705
	903,529	893,873
Less: Allowance for loan losses	(11,278)	(11,075)
Net Loans	$892,251	$882,798

Included in the loan balances are the following:
Net unamortized deferred loan costs	$363	$242

Loans pledged as collateral for borrowings and commitments from:
FHLB	$717,790	$711,682
Federal Reserve Bank	37,618	41,152
	$755,408	$752,834

Note 6. Loan Quality and Allowance for Loan Losses

The following table presents, by class, the activity in the Allowance for Loan Losses (ALL) for the periods ended:

	Residential Real Estate 1-4 Family
		Junior Liens &		Commercial
(Dollars in thousands)	First Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total

ALL at December 31, 2016	$1,105	$323	$224	$6,109	$1,893	$100	$1,321	$11,075
Charge-offs	(8)	-	-	-	-	(28)	-	(36)
Recoveries	1	-	-	-	102	16	-	119
Provision	2	(2)	50	17	(11)	11	53	120
ALL at March 31, 2017	$1,100	$321	$274	$6,126	$1,984	$99	$1,374	$11,278

ALL at December 31, 2015	$989	$308	$194	$5,649	$1,519	$102	$1,325	$10,086
Charge-offs	(3)	-	-	(3)	(63)	(42)	-	(111)
Recoveries	32	-	-	-	15	20	-	67
Provision	(21)	8	5	535	39	19	(285)	300
ALL at March 31, 2016	$997	$316	$199	$6,181	$1,510	$99	$1,040	$10,342

The following table presents, by class, loans that were evaluated for the ALL under the specific reserve (individually) and those that were evaluated under the general reserve (collectively) and the amount of the ALL established in each class as of March 31, 2017 and December 31, 2016:

	Residential Real Estate 1-4 Family
		Junior Liens &		Commercial
(Dollars in thousands)	First Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total

March 31, 2017
Loans evaluated for ALL:
Individually	$624	$52	$478	$13,946	$-	$-	$-	$15,100
Collectively	165,940	49,341	10,460	383,375	274,722	4,591	-	888,429
Total	$166,564	$49,393	$10,938	$397,321	$274,722	$4,591	$-	$903,529

ALL established for loans evaluated:
Individually	$-	$-	$-	$-	$-	$-	$-	$-
Collectively	1,100	321	274	6,126	1,984	99	1,374	11,278
ALL at March 31, 2017	$1,100	$321	$274	$6,126	$1,984	$99	$1,374	$11,278

December 31, 2016
Loans evaluated for ALL:
Individually	$628	$52	$480	$13,523	$-	$-	$-	$14,683
Collectively	167,942	50,161	8,495	377,061	270,826	4,705	-	879,190
Total	$168,570	$50,213	$8,975	$390,584	$270,826	$4,705	$-	$893,873

ALL established for loans evaluated:
Individually	$-	$-	$-	$-	$-	$-	$-	$-
Collectively	1,105	323	224	6,109	1,893	100	1,321	11,075
ALL at December 31, 2016	$1,105	$323	$224	$6,109	$1,893	$100	$1,321	$11,075

The following table shows additional information about those loans considered to be impaired at March 31, 2017 and December 31, 2016:

	Impaired Loans
	With No Allowance		With Allowance
(Dollars in thousands)		Unpaid		Unpaid
	Recorded	Principal	Recorded	Principal	Related
March 31, 2017	Investment	Balance	Investment	Balance	Allowance
Residential Real Estate 1-4 Family
First liens	$914	$987	$-	$-	$-
Junior liens and lines of credit	85	93	-	-	-
Total	999	1,080	-	-	-
Residential real estate - construction	478	534	-	-	-
Commercial real estate	13,946	14,634	-	-	-
Commercial	23	35	-	-	-
Total	$15,446	$16,283	$-	$-	$-

December 31, 2016
Residential Real Estate 1-4 Family
First liens	$956	$1,030	$-	$-	$-
Junior liens and lines of credit	85	93	-	-	-
Total	1,041	1,123	-	-	-
Residential real estate - construction	480	535	-	-	-
Commercial real estate	13,523	14,133		-	-
Commercial	23	35	-	-	-
Total	$15,067	$15,826	$-	$-	$-

The following table shows the average of impaired loans and related interest income for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31, 2017
	Average	Interest
(Dollars in thousands)	Recorded	Income
	Investment	Recognized
Residential Real Estate 1-4 Family
First liens	$919	$10
Junior liens and lines of credit	85	-
Total	1,004	10
Residential real estate - construction	479	-
Commercial real estate	13,519	116
Commercial	23	-
Total	$15,025	$126

	Three Months Ended
	March 31, 2016
	Average	Interest
(Dollars in thousands)	Recorded	Income
	Investment	Recognized
Residential Real Estate 1-4 Family
First liens	$1,069	$6
Junior liens and lines of credit	70	-
Total	1,139	6
Residential real estate - construction	502	-
Commercial real estate	14,372	121
Commercial	44	-
Total	$16,057	$127

The following table presents the aging of payments of the loan portfolio:

(Dollars in thousands)		Loans Past Due and Still Accruing					Total
	Current	30-59 Days	60-89 Days	90 Days+	Total	Non-Accrual	Loans
March 31, 2017
Residential Real Estate 1-4 Family
First liens	$165,959	$375	$34	$-	$409	$196	$166,564
Junior liens and lines of credit	49,180	98	30	-	128	85	49,393
Total	215,139	473	64	-	537	281	215,957
Residential real estate - construction	10,460	-	-	-	-	478	10,938
Commercial real estate	390,943	378	1,519	-	1,897	4,481	397,321
Commercial	274,454	55	190	-	245	23	274,722
Consumer	4,575	8	8	-	16	-	4,591
Total	$895,571	$914	$1,781	$-	$2,695	$5,263	$903,529

December 31, 2016
Residential Real Estate 1-4 Family
First liens	$166,689	$1,236	$414	$-	$1,650	$231	$168,570
Junior liens and lines of credit	50,031	96	-	-	96	86	50,213
Total	216,720	1,332	414	-	1,746	317	218,783
Residential real estate - construction	8,495	-	-	-	-	480	8,975
Commercial real estate	384,658	858	447	665	1,970	3,956	390,584
Commercial	270,478	250	75	-	325	23	270,826
Consumer	4,672	30	3	-	33	-	4,705
Total	$885,023	$2,470	$939	$665	$4,074	$4,776	$893,873

The following table reports the internal credit rating for the loan portfolio.  Consumer purpose loans are assigned a rating of either pass or substandard based on the performance status of the loans.  Substandard consumer loans are comprised of loans 90 days or more past due and still accruing, and nonaccrual loans.  Commercial purpose loans may be assigned any rating in accordance with the Bank’s internal risk rating system.

	Pass	Special Mention	Substandard	Doubtful
(Dollars in thousands)	(1-5)	(6)	(7)	(8)	Total

March 31, 2017
Residential Real Estate 1-4 Family
First liens	$165,245	$187	$1,132	$-	$166,564
Junior liens and lines of credit	49,207	28	158	-	49,393
Total	214,452	215	1,290	-	215,957
Residential real estate - construction	10,188	-	750	-	10,938
Commercial real estate	383,578	-	13,743	-	397,321
Commercial	271,690	178	2,854	-	274,722
Consumer	4,591	-	-	-	4,591
Total	$884,499	$393	$18,637	$-	$903,529

December 31, 2016
Residential Real Estate 1-4 Family
First liens	$167,199	$227	$1,144	$-	$168,570
Junior liens and lines of credit	50,017	28	168	-	50,213
Total	217,216	255	1,312	-	218,783
Residential real estate - construction	8,220	-	755	-	8,975
Commercial real estate	377,283	-	13,301	-	390,584
Commercial	267,901	957	1,968	-	270,826
Consumer	4,705	-	-	-	4,705
Total	$875,325	$1,212	$17,336	$-	$893,873

The following table presents information on the Bank’s Troubled Debt Restructuring (TDR) loans:

					Troubled Debt Restructurings
					That Have Defaulted on
					Modified Terms in the
(Dollars in thousands)	Troubled Debt Restructurings				Last Twelve Months
	Number of	Recorded			Number of	Recorded
	Contracts	Investment	Performing*	Nonperforming*	Contracts	Investment
March 31, 2017
Residential real estate - construction	1	$478	$478	$-	-	$-
Residential real estate	5	869	718	151	1	151
Commercial real estate	11	11,950	10,700	1,250	1	1,250
Total	17	$13,297	$11,896	$1,401	2	$1,401

December 31, 2016
Residential real estate - construction	1	$480	$480	$-	-	$-
Residential real estate	5	875	724	151	1	151
Commercial real estate	11	12,064	10,814	1,250	1	1,250
Total	17	$13,419	$12,018	$1,401	2	$1,401

*The performing status is determined by the loan’s compliance with the modified terms.

There were no new TDR loans made in the first three months of 2017.

The following table reports new TDR loans during 2016, concession granted and the recorded investment as of March  31, 2016:

	New During Period
	Number of	Pre-TDR	After-TDR	Recorded
Three Months Ended March 31, 2016	Contracts	Modification	Modification	Investment	Concession
Commercial real estate	1	$525	$525	$508	maturity

Note 7. Other Real Estate Owned

Changes in other real estate owned during the three months ended March 31, 2017 and 2016 were as follows:

	March 31
(Dollars in thousands)	2017	2016
Balance at beginning of the period	$4,915	$6,451
Additions	-	-
Proceeds from dispositions	(1,751)	(66)
(Loss) gain on sales, net	-	(8)
Valuation adjustment	(49)	(46)
Balance at the end of the period	$3,115	$6,331

Note 8. Pension

The components of pension expense for the periods presented are as follows:

	Three Months Ended March 31
(Dollars in thousands)	2017	2016
Components of net periodic cost:
Service cost	$78	$81
Interest cost	166	180
Expected return on plan assets	(268)	(293)
Recognized net actuarial loss	137	111
Net period cost	$113	$79

The Bank expects its pension expense to decrease to approximately $459 thousand in 2017 compared to $922 thousand in 2016. This decrease is due to a pension settlement expense of approximately $564 thousand that was recorded in the second half of 2016, as a result of lump sum distributions.  No pension contributions were made or are expected to be made in 2017.

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

The following methods and assumptions were used to estimate the fair values of the Corporation’s financial instruments at March 31, 2017 and December 31, 2016.

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

The fair value of the Corporation's financial instruments are as follows:

	March 31, 2017
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3

Financial assets:
Cash and cash equivalents	$39,673	$39,673	$39,673	$-	$-
Investment securities available for sale	137,182	137,182	326	136,856	-
Restricted stock	436	436	-	436	-
Loans held for sale	448	448	-	448	-
Net loans	892,251	893,900	-	-	893,900
Accrued interest receivable	3,154	3,154	-	3,154	-

Financial liabilities:
Deposits	$1,006,594	$1,006,082	$-	$1,006,082	$-
Accrued interest payable	131	131	-	131	-

	December 31, 2016
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3

Financial assets:
Cash and cash equivalents	$36,665	$36,665	$36,665	$-	$-
Investment securities available for sale	143,875	143,875	290	143,585	-
Restricted stock	1,767	1,767	-	1,767	-
Loans held for sale	540	540	-	540	-
Net loans	882,798	889,910	-	-	889,910
Accrued interest receivable	3,592	3,592	-	3,592	-

Financial liabilities:
Deposits	$982,120	$981,949	$-	$981,949	$-
Short-term debt	24,270	24,270	24,270	-	-
Accrued interest payable	116	116	-	116	-

Recurring Fair Value Measurements

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March  31, 2017 and December 31, 2016 are as follows:

(Dollars in Thousands	Fair Value at March 31, 2017
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities	$326	$-	$-	$326
U.S. Government and Agency securities	-	12,310	-	12,310
Municipal securities	-	60,707	-	60,707
Trust Preferred Securities	-	5,573	-	5,573
Agency mortgage-backed securities	-	57,199	-	57,199
Private-label mortgage-backed securities	-	1,037	-	1,037
Asset-backed securities	-	30	-	30
Total assets	$326	$136,856	$-	$137,182

(Dollars in Thousands)	Fair Value at December 31, 2016
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities	$290	$-	$-	$290
U.S. Government and Agency securities	-	12,720	-	12,720
Municipal securities	-	62,985	-	62,985
Trust Preferred Securities	-	5,461	-	5,461
Agency mortgage-backed securities	-	61,284	-	61,284
Private-label mortgage-backed securities	-	1,104	-	1,104
Asset-backed securities	-	31	-	31
Total assets	$290	$143,585	$-	$143,875

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

Nonrecurring Fair Value Measurements

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March  31, 2017 and December 31, 2016 are as follows:

(Dollars in Thousands)
	Fair Value at March 31, 2017
Asset Description	Level 1	Level 2	Level 3	Total
Premises held-for-sale (1)	$-	$-	$165	$165
Other real estate owned (1)	-	-	177	177
Total assets	$-	$-	$342	$342

(Dollars in Thousands)	Fair Value at December 31, 2016
Asset Description	Level 1	Level 2	Level 3	Total
Premises held-for-sale (1)	$-	$-	$200	$200
Other real estate owned (1)	-	-	2,407	2,407
Total assets	$-	$-	$2,607	$2,607
(1)	Includes assets directly charged-down to fair value during the year-to-date period.

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

The Corporation did not record any liabilities at fair value for which measurement of the fair value was made on a nonrecurring basis at March 31, 2017. For financial assets and liabilities measured at fair value on a recurring basis, there were no transfers of financial assets or liabilities between Level 1 and Level 2 during the period ending March 31, 2017.

The following table presents additional quantitative information about Level 3 assets measured at fair value on a nonrecurring basis:

(Dollars in Thousands)	Quantitative Information about Level 3 Fair Value Measurements
				Range
March 31, 2017	Fair Value	Valuation Technique	Unobservable Input	(Weighted Average)
Premises held-for-sale	$165	Sales Contract	N/A	-

Other real estate owned	177	Appraisal	N/A	-
			Cost to sell	8% (8%)

				Range
December 31, 2016	Fair Value	Valuation Technique	Unobservable Input	(Weighted Average)
Premises held-for-sale	$200	Appraisal	Qualitative adjustment	5% (5%)

Other real estate owned	2,407	Appraisal	N/A	-
			Cost to sell	8% (8%)

Note 10. Capital Ratios

Capital adequacy is currently defined by regulatory agencies through the use of several minimum required ratios.  In July 2013, Federal banking regulators approved the final rules from the Basel Committee on Banking Supervision for the regulation of capital requirements for bank holding companies and U.S banks, generally referred to as “Basel III.” The Basel III standards were effective for the Corporation and the Bank, effective January 1, 2015 (subject to a phase-in period for certain provisions).  Basel III imposes significantly higher capital requirements and more restrictive leverage and liquidity ratios than those previously in place.  The capital ratios to be considered “well capitalized” under Basel III are: (1) Common Equity Tier 1 (CET1) of 6.5%, (2) Tier 1 Leverage of 5%, (3) Tier 1 Risk-Based Capital of 8%, and (4) Total Risk-Based Capital of 10%.  The CET1 ratio is a new capital ratio under Basel III and the Tier 1 risk-based capital ratio of 8% has been increased from 6%. The rules also include changes in the risk weights of certain assets to better reflect credit and other risk exposures. In addition, a capital conservation buffer will be phased-in beginning January 1, 2016 at 0.625%,  1.25% for 2017, 1.875% for 2018 and 2.50% for 2019 and thereafter.  The capital conservation buffer will be applicable to all of the capital ratios except for the Tier1 Leverage ratio. The capital conservation buffer is equal to the lowest value of the three applicable capital ratios less the regulatory minimum for each respective capital measurement.  The Bank’s capital conservation buffer at March 31, 2017 was 8.18% (total risk-based capital 16.18% less 8.00%) compared to the 2017 regulatory buffer of 1.25%.  Compliance with the capital conservation buffer is required in order to avoid limitations to certain capital distributions.  As of March 31, 2017, the Bank was “well capitalized’ under the Basel III requirements and believes it would be “well capitalized” on a fully-phased in basis had such a requirement been in effect.

   The following table summarizes regulatory capital information as of March 31, 2017 and December 31, 2016 for the Corporation and the Bank.

			Regulatory Ratios
			Adequately	Well
			Capitalized	Capitalized
(Dollars in thousands)	March 31, 2017	December 31, 2016	Minimum	Minimum

Common Equity Tier 1 Risk-based Capital Ratio (1)
Franklin Financial Services Corporation	14.99%	14.41%	4.500%	N/A
Farmers & Merchants Trust Company	14.91%	14.29%	4.500%	6.50%

Tier 1 Risk-based Capital Ratio (2)
Franklin Financial Services Corporation	14.99%	14.41%	6.000%	N/A
Farmers & Merchants Trust Company	14.91%	14.29%	6.000%	8.00%

Total Risk-based Capital Ratio (3)
Franklin Financial Services Corporation	16.25%	15.67%	8.000%	N/A
Farmers & Merchants Trust Company	16.18%	15.55%	8.000%	10.00%

Tier 1 Leverage Ratio (4)
Franklin Financial Services Corporation	10.31%	10.11%	4.000%	N/A
Farmers & Merchants Trust Company	10.25%	10.02%	4.000%	5.00%

(1) Common equity Tier 1 capital/ total risk-weighted assets (2) Tier 1 capital / total risk-weighted assets
(3) Total risk-based capital / total risk-weighted assets, (4) Tier 1 capital / average quarterly assets

31Note 11. Reclassification

Certain prior period amounts may have been reclassified to conform to the current year presentation.  Such reclassifications did not affect the Corporation’s financial position or results of operations.

Management’s Discussion and Analysis of Results of Operations and Financial Condition

For the Three Months Ended March 31, 2017 and 2016

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

Critical Accounting Policies

Management has identified critical accounting policies for the Corporation.  These policies are particularly sensitive, requiring significant judgements, estimates and assumptions to be made by Management. There were no changes to the critical accounting policies disclosed in the 2016 Annual Report on Form 10-K in regards to application or related judgments and estimates used.  Please refer to Item 7 of the Corporation’s 2016 Annual Report on Form 10-K for a more detailed disclosure of the critical accounting policies.

Results of Operations

Year-to-Date Summary

At March 31, 2017, total assets were $1.131 billion, an increase of $3.7 million from December 31, 2016. Net loans increased to $892.3 million and total deposits increased to $1.007 billion.  The Corporation reported net income for the first three months of 2017 of $3.0 million.  This is a 10.8% increase versus net income of $2.7 million for the same period in 2016.  Total revenue (interest income and noninterest income) increased by $420 thousand year over year. Interest income increased $448 thousand, while interest expense increased by $36 thousand, resulting in a $412 thousand increase in net interest income. The provision for loan losses was $120 thousand for the first three months of 2017, $180 thousand less than in 2016, due in part to a $100 thousand recovery. Noninterest income decreased $28 thousand, while noninterest expense increased $162 thousand. Income tax expense increased from $685 thousand in 2016 to $793 thousand in 2017. The effective tax rate increased from 20.1% in 2016 to 20.8% in 2017. Diluted earnings per share increased to $.70 in 2017 from $.64 in 2016.

Key performance ratios as of, or for the three months ended March 31, 2017 and 2016 and the year ended December 31, 2016 are listed below:

	March 31	December 31	March 31
	2017	2016	2016
(Dollars in thousands, except per share)

Balance Sheet Highlights
Total assets	$1,131,134	$1,127,443	$1,036,323
Investment securities	137,182	143,875	169,516
Loans, net	892,251	882,798	760,802
Deposits	1,006,594	982,120	917,447
Shareholders' equity	119,178	116,493	110,113

Summary of Operations
Interest income	$9,546	$36,979	$9,098
Interest expense	581	2,245	545
Net interest income	8,965	34,734	8,553
Provision for loan losses	120	3,775	300
Net interest income after provision for loan losses	8,845	30,959	8,253
Noninterest income	2,925	11,605	2,953
Noninterest expense	7,957	33,175	7,795
Income before income taxes	3,813	9,389	3,411
Income tax	793	1,302	685
Net income	$3,020	$8,087	$2,726

Performance Measurements
Return on average assets*	1.08%	0.74%	1.04%
Return on average equity*	10.33%	7.04%	9.75%
Return on average tangible assets (1)*	1.09%	0.75%	1.05%
Return on average tangible equity (1)*	11.19%	7.64%	10.53%
Efficiency ratio (1)	63.62%	68.26%	64.67%
Net interest margin	3.69%	3.62%	3.70%

Shareholders' Value (per common share)
Diluted earnings per share	$0.70	$1.88	$0.64
Basic earnings per share	0.70	1.88	0.64
Regular cash dividends paid	0.21	0.82	0.19
Book value	27.55	26.99	26.56
Tangible book value (1)	25.47	24.90	24.54
Market value	30.45	28.60	22.00
Market value/book value ratio	110.53%	105.97%	82.55%
Price/earnings multiple*	10.88	15.21	8.59
Current dividend yield*	2.76%	2.94%	3.45%
Dividend payout ratio	30.03%	43.56%	29.82%

Safety and Soundness
Risk-based capital ratio (Total)	16.25%	15.67%	15.87%
Leverage ratio (Tier 1)	10.31%	10.11%	10.38%
Common equity ratio (Tier 1)	14.99%	14.41%	14.61%
Nonperforming loans/gross loans	0.58%	0.61%	1.29%
Nonperforming assets/total assets	0.74%	0.92%	1.56%
Allowance for loan losses as a % of loans	1.25%	1.24%	1.29%
Net (recoveries) charge-offs/average loans*	-0.04%	0.33%	0.02%

Trust assets under management (fair value)	$639,110	$622,630	$588,136

*Annualized

(1)	See the section titled “GAAP versus Non-GAAP Presentation” that follows.

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

(Dollars in thousands, except per share)	Three months ended	Twelve months ended	Three months ended
	March 31, 2017	December 31, 2016	March 31, 2016
Return on Average Tangible Assets (non-GAAP)
Net income	$3,020	$8,087	$2,726

Average assets	1,115,434	1,088,047	1,052,212
Less average intangible assets	(9,016)	(9,016)	(9,016)
Average assets (non-GAAP)	1,106,418	1,079,031	1,043,196

Return on average tangible assets (non-GAAP)	1.09%	0.75%	1.05%

Return on Tangible Equity (non-GAAP)
Net income	$3,020	$8,087	$2,726

Average shareholders' equity	116,989	114,884	112,534
Less average intangible assets	(9,016)	(9,016)	(9,016)
Average shareholders' equity (non-GAAP)	107,973	105,868	103,518

Return on average tangible equity (non-GAAP)	11.19%	7.64%	10.53%

Tangible Book Value (per share) (non-GAAP)
Shareholders' equity	$119,178	$116,493	$114,313
Less intangible assets	(9,016)	(9,016)	(9,016)
Shareholders' equity (non-GAAP)	110,162	107,477	105,297

Shares outstanding (in thousands)	4,325	4,317	4,290

Tangible book value (non-GAAP)	25.47	24.90	24.54

Efficiency Ratio
Noninterest expense	$7,957	$33,175	$7,795

Net interest income	8,965	34,734	8,553
Plus tax equivalent adjustment to net interest income	619	2,246	528
Plus noninterest income, net of securities gains/losses & OTTI	2,923	11,623	2,972
Total revenue	6,661	48,603	12,053

Efficiency ratio	63.62%	68.26%	64.67%

Comparison of the three months ended March 31, 2017 to the three months ended March 31, 2016:

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

Tax equivalent net interest income increased $503 thousand to $9.6 million in the first quarter of 2017 compared to $9.1 million in the same period in 2016.  Balance sheet volume contributed $785 thousand to this increase, but was reduced by $282 thousand due to lower rates.

The following table presents average balances, tax-equivalent (T/E) interest income, and yields earned or rates paid on the assets or liabilities.  All nontaxable interest income has been adjusted to a tax-equivalent basis using a tax rate of 34%.

	For the Three Months Ended March 31
	2017			2016

	Average	Income or	Average	Average	Income or	Average
(Dollars in thousands)	balance	expense	yield/rate	balance	expense	yield/rate

Interest-earning assets:
Interest-bearing obligations of other
banks and federal funds sold	$20,735	$62	1.21%	$30,878	$62	0.81%
Investment securities:
Taxable	94,766	544	2.33%	105,756	581	2.21%
Tax Exempt	46,363	452	3.89%	51,463	550	4.28%
Investments	141,129	996	2.86%	157,219	1,131	2.89%
Loans:
Commercial, industrial and agricultural	737,071	7,489	4.06%	642,907	6,823	4.20%
Residential mortgage	76,512	753	3.94%	78,622	787	4.00%
Home equity loans and lines	72,305	799	4.48%	70,918	754	4.28%
Consumer	4,716	66	5.68%	5,556	69	4.99%
Loans	890,604	9,107	4.10%	798,003	8,433	4.19%
Total interest-earning assets	1,052,468	$10,165	3.92%	986,100	$9,626	3.93%
Other assets	62,966			66,112
Total assets	$1,115,434			$1,052,212

Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$255,741	$77	0.12%	$237,779	$72	0.12%
Money Management	422,255	365	0.35%	390,267	332	0.34%
Savings	76,887	20	0.11%	69,950	13	0.08%
Time	74,089	104	0.57%	84,872	126	0.60%
Total interest-bearing deposits	828,972	566	0.28%	782,868	543	0.28%

Other borrowings	7,470	15	0.82%	1,576	2	0.60%
Total interest-bearing liabilities	836,442	581	0.28%	784,444	545	0.28%
Noninterest-bearing deposits	157,067			149,703
Other liabilities	4,936			5,531
Shareholders' equity	116,989			112,534
Total liabilities and shareholders' equity	$1,115,434			$1,052,212
T/E net interest income/Net interest margin		9,584	3.69%		9,081	3.70%
Tax equivalent adjustment		(619)			(528)
Net interest income		$8,965			$8,553

Provision for Loan Losses

Provision expense for the first quarter was $120 thousand, compared to $300 thousand in 2016.  The decrease in the provision expense was due in part to a $100 thousand recovery during the quarter, net of growth in the loan portfolio.  For more information refer to the Loan Quality and Allowance for Loan Losses discussion in the Financial Condition section.

Noninterest Income

For the first quarter of 2017, noninterest income decreased $28 thousand from the same period in 2016.  Investment and trust service fees increased due to an increase in recurring fee income from assets under management in 2017. Loan service charges decreased, as there was a large prepayment penalty in the first quarter of 2016.  The change in debit card income was due to increased usage by customers in the first quarter of 2017, compared to the same period in 2016. Other income was higher in 2016, due to a $76 thousand gain from the proceeds of a bank owned life insurance policy.

The following table presents a comparison of noninterest income for the three months ended March 31, 2017 and 2016.

	For the Three Months Ended
	March 31		Change
(Dollars in thousands)	2017	2016	Amount	%
Noninterest Income
Investment and trust services fees	$1,295	$1,253	$42	3.4
Loan service charges	147	226	(79)	(35.0)
Deposit service charges and fees	592	578	14	2.4
Other service charges and fees	324	303	21	6.9
Debit card income	375	347	28	8.1
Increase in cash surrender value of life insurance	131	135	(4)	(3.0)
Net (loss) gain on sale of other real estate owned	-	(8)	8	100.0
OTTI losses on debt securities	-	(20)	20	100.0
Securities gains (losses), net	2	1	1	100.0
Other	59	138	(79)	(57.2)
Total noninterest income	$2,925	$2,953	$(28)	(0.9)

Noninterest Expense

Noninterest expense for the first quarter of 2017 increased $162 thousand compared to the same period in 2016.  The increase in salaries and benefits was primarily due to a $112 thousand increase in salary expense due to merit increases and increased staffing levels and a $33 thousand increase in pension expense compared to the same period in 2016.  The change in data processing expenses is due to increased utilization of the Bank’s mobile banking platforms.  FDIC insurance decreased as the Bank’s base assessment rate decreased.

The following table presents a comparison of noninterest expense for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended
(Dollars in thousands)	March 31		Change
Noninterest Expense	2017	2016	Amount	%
Salaries and benefits	$4,626	$4,370	$256	5.9
Net occupancy expense	584	600	(16)	(2.7)
Furniture and equipment expense	231	216	15	6.9
Advertising	247	282	(35)	(12.4)
Legal and professional fees	290	297	(7)	(2.4)
Data processing	541	497	44	8.9
Pennsylvania bank shares tax	243	237	6	2.5
FDIC insurance	106	157	(51)	(32.5)
ATM/debit card processing	218	228	(10)	(4.4)
Foreclosed real estate	58	63	(5)	(7.9)
Telecommunications	100	118	(18)	(15.3)
Other	713	730	(17)	(2.3)
Total noninterest expense	$7,957	$7,795	$162	2.1

Provision for Income Taxes

For the first quarter of 2017, the Corporation recorded a Federal income tax expense of $793 thousand compared to $685 thousand for the same quarter in 2016. The effective tax rate was 20.8% for the first quarter of 2017 compared to 20.1% for the same period in 2016.  The increase in the effective tax rate was due primarily to an increase in pretax income in 2017, compared to first quarter 2016.  The variances from the federal statutory rate are generally due to tax-exempt income from investments, loans and bank-owned life insurance. All taxable income for the Corporation is taxed at a rate of 34%.

Financial Condition

Summary:

At March 31, 2017, assets totaled $1.131 billion, an increase of $3.7 million from the 2016 year-end balance of $1.127 billion. Investment securities decreased $6.7 million, while net loans increased $9.5 million (1.1%) due to growth in the commercial loan portfolio. Deposits increased $24.5 million (2.5%) during the first three months of 2017, mainly in interest-bearing deposits. Shareholders’ equity increased $2.7 million during the first three months as retained earnings increased $2.1 million, accumulated other comprehensive loss decreased $299 thousand and the Corporation’s Dividend Reinvestment Plan (DRIP) added an additional $221 thousand in new capital.

Cash and Cash Equivalents:

Cash and cash equivalents totaled $39.7 million at March 31, 2017, an increase of $3.0 million from the prior year-end balance of $36.7 million.  Interest-bearing deposits are held primarily at the Federal Reserve ($13.5 million) and in short-term bank owned certificates of deposit ($12.3 million).

Investment Securities:

The investment portfolio has decreased $7.1 million on a cost basis, since year-end 2016. The composition of the portfolio has remained consistent with municipal securities and U.S. Agency mortgage-backed securities comprising the greatest portion of the portfolio at approximately 44% and 42% of the portfolio fair value, respectively.  The average life of the portfolio was 3.93 years.

The investment portfolio had a net unrealized gain of $432 thousand at March 31, 2017 compared to a net unrealized loss of $20 thousand at the prior year-end. The increase in the unrealized gain is due primarily to the change in interest rates.  The portfolio averaged $141.1 million with a yield of 2.86% for the first three months of 2017. This compares to an average of $157.2 million and a yield of 2.89% for the same period in 2016.

The Bank holds only one equity security, a Pennsylvania community bank. The municipal bond portfolio is well diversified geographically (issuers from within 28 states) and is comprised primarily of general obligation bonds (75%).  Many municipal bonds have credit enhancements in the form of private bond insurance or other credit support. The largest geographic municipal bond exposure is to 14 issuers in the state of Texas with a fair value of $8.5 million and 11 issuers in the state of Pennsylvania with a fair value of $7.0 million. The average rating of the municipal portfolio from Moody’s is Aa2. It contains $59.5 million of bonds rated A3 or higher and one bond of $600 thousand that is not rated by Moody’s rating agency.  No municipal bonds are rated below investment grade.

The holdings of trust preferred investments and private-label mortgage-backed securities (PLMBS) are unchanged since year-end and are detailed in separate tables.

The amortized cost and estimated fair value of investment securities available for sale as of March 31, 2017 and December 31, 2016 is as follows:

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
March 31, 2017	cost	gains	losses	value
Equity securities	$164	$162	$-	$326
U.S. Government and Agency securities	12,200	135	(25)	12,310
Municipal securities	60,117	963	(373)	60,707
Trust preferred securities	5,985	-	(412)	5,573
Agency mortgage-backed securities	57,266	398	(465)	57,199
Private-label mortgage-backed securities	986	52	(1)	1,037
Asset-backed securities	32	-	(2)	30
	$136,750	$1,710	$(1,278)	$137,182

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
December 31, 2016	cost	gains	losses	value
Equity securities	$164	$126	$-	$290
U.S. Government and Agency securities	12,598	148	(26)	12,720
Municipal securities	62,763	793	(571)	62,985
Trust preferred securities	5,979	-	(518)	5,461
Agency mortgage-backed securities	61,305	431	(452)	61,284
Private-label mortgage-backed securities	1,053	56	(5)	1,104
Asset-backed securities	33	-	(2)	31
	$143,895	$1,554	$(1,574)	$143,875

The investment portfolio contained one hundred and three securities with $57.9 million of temporarily impaired fair value and $1.3 million in unrealized losses at March 31, 2017. The total unrealized loss position has improved from a $1.6 million unrealized loss at year-end 2016.

For securities with an unrealized loss, Management applies a systematic methodology in order to perform an assessment of the potential for other-than-temporary impairment.  In the case of debt securities, investments considered for other-than-temporary impairment: (1) had a specified maturity or repricing date; (2) were generally expected to be redeemed at par, and (3) were expected to achieve a recovery in market value within a reasonable period of time. In addition, the Bank considers whether it intends to sell these securities or whether it will be forced to sell these securities before the earlier of amortized cost recovery or maturity. Equity securities are assessed for other-than-temporary impairment based on the length of time of impairment, dollar amount of the impairment and general market and financial conditions relating to specific issues.  The impairment identified on debt and equity securities and subject to assessment at March 31, 2017, was deemed to be temporary and required no further adjustments to the financial statements, unless otherwise noted.

The following table reflects temporary impairment in the investment portfolio (excluding restricted stock), aggregated by investment category, length of time that individual securities have been in a continuous unrealized loss position and the number of securities in each category as of March 31, 2017 and December 31, 2016:

	March 31, 2017
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Government and Agency securities	$729	$(9)	1	$3,349	$(16)	10	$4,078	$(25)	11
Municipal securities	14,817	(306)	28	1,678	(67)	2	16,495	(373)	30
Trust preferred securities	-	-	-	5,573	(412)	7	5,573	(412)	7
Agency mortgage-backed securities	26,791	(376)	42	4,726	(89)	11	31,517	(465)	53
Private-label mortgage-backed securities	-	-	-	259	(1)	1	259	(1)	1
Asset-backed securities	-	-	-	4	(2)	1	4	(2)	1
Total temporarily impaired securities	$42,337	$(691)	71	$15,589	$(587)	32	$57,926	$(1,278)	103

	December 31, 2016
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Government and Agency securities	$789	$(9)	1	$3,413	$(17)	10	$4,202	$(26)	11
Municipal securities	23,407	(417)	43	1,598	(154)	2	25,005	(571)	45
Trust preferred securities	-	-	-	5,461	(518)	7	5,461	(518)	7
Agency mortgage-backed securities	26,995	(359)	39	4,656	(93)	11	31,651	(452)	50
Private-label mortgage-backed securities	281	(5)	1	-	-	-	281	(5)	1
Asset-backed securities	-	-	-	4	(2)	1	4	(2)	1
Total temporarily impaired securities	$51,472	$(790)	84	$15,132	$(784)	31	$66,604	$(1,574)	115

The unrealized loss in the municipal bond portfolio decreased to $373 thousand from $571 thousand at December 31, 2016 as market prices improved during the quarter.  There are thirty securities in this portfolio with an unrealized loss and the loss in this portfolio is deemed to be non-credit related and no other-than-temporary impairment charges have been recorded.

The trust preferred portfolio contains seven securities with a fair value of $5.6 million and an unrealized loss of $412 thousand The trust-preferred securities held by the Bank are single entity issues, not pooled trust preferred securities.  Therefore, the impairment review of these securities is based only on the issuer and the security cannot be impaired by the performance of other issuers as if it was a pooled trust-preferred bond. All of the Bank’s trust preferred securities are single issue, variable rate notes with long maturities (2027 – 2028).  None of these bonds have suspended or missed a dividend payment. At March 31, 2017, the Bank believes it will be able to collect all interest and principal due on these bonds and no other-than-temporary-impairment charges were recorded.

There is one PLMBS bond showing a small unrealized loss of $1 thousand.  However, the PLMBS sector as a whole is showing an unrealized gain of $51 thousand at quarter end.  This is primarily a result of the cumulative OTTI charges recorded on this portfolio.  Due to the nature of these bonds, they are evaluated closely. These bonds were all rated AAA at time of purchase, but have since experienced rating declines. Some have experienced increased delinquencies and defaults, while others have seen the credit support increase as the bonds paid-down. The Bank monitors the performance of the PLMBS investments on a regular basis and reviews delinquencies, default rates, credit support levels and various cash flow stress test scenarios. In determining the credit related loss, Management considers all principal past due 60 days or more as a loss. If additional principal moves beyond 60 days past due, it will also be considered a loss.  The Bank has recorded $595 thousand of cumulative impairment charges on this portfolio. Management continues to monitor these securities and it is possible that additional write-downs may occur if current loss trends continue.

The Bank held $436 thousand of restricted stock at March 31, 2017.  Except for $30 thousand, this investment represents stock in FHLB Pittsburgh. The Bank is required to hold this stock to be a member of FHLB and it is carried at cost of $100 per share. The level of FHLB stock held is determined by FHLB and is comprised of a minimum membership amount plus a variable activity amount. FHLB stock is evaluated for impairment primarily based on an assessment of the ultimate recoverability of its cost. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support its operations.  There is not a public market for FHLB stock and the benefits of FHLB membership (e.g., liquidity and low cost funding) add value to the stock beyond purely financial measures. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment.

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

Total residential real estate loans decreased $2.8 million over 2016, primarily in the consumer first lien and consumer junior liens and lines of credit categories due to pay downs.  For the first three months of 2017, the Bank originated $3.2 million in mortgages, including approximately $1.3 million for a fee through a third party brokerage agreement. The Bank does not originate or hold any loans that would be considered sub-prime or Alt-A, and does not generally originate mortgages outside of its primary market area.

Residential real estate construction:  The largest component of this category represents loans to residential real estate developers ($9.9 million), while loans for individuals to construct personal residences totaled $1.0 million at March 31, 2017.  The Bank’s exposure to residential construction loans is concentrated primarily in south central Pennsylvania. Real estate construction loans, including residential real estate and land development loans, occasionally provide an interest reserve in order to assist the developer during the development stage when minimal cash flow is generated. All real estate construction loans are underwritten in the same manner, regardless of the use of an interest reserve.

At March 31, 2017,  the Bank had $1.1 million in residential real estate construction loans funded with an interest reserve and capitalized $31 thousand of interest from these reserves on active projects.  These loans were comprised of $284 in residential construction and $821 thousand in commercial construction (reported in the commercial real estate category).  Real estate construction loans are monitored on a regular basis by either an independent third party inspector or the assigned loan officer depending on loan amount or complexity of the project. This monitoring process includes at a minimum, the submission of invoices and AIA documents (depending on the complexity of the project) detailing costs incurred by the borrower, on-site inspections, and a signature by the assigned loan officer for disbursement of funds.

Commercial real estate (CRE): This category includes commercial, industrial, farm and agricultural loans, where real estate serves as the primary collateral for the loans. Total commercial real estate loans increased to $397.3 million from $390.6 million at the end of 2016, an increase of $6.7 million.  The increases were primarily in commercial construction and multi-family units. The largest sectors (by collateral) in the commercial real estate category are: office buildings ($58.7 million), hotels and motels ($45.9 million), land development ($42.8 million), apartment units ($36.3 million), and auto dealerships ($32.3 million).

Commercial (C&I):  This category includes commercial, industrial, farm, agricultural, and municipal loans.  C&I loans increased $3.9 million to $274.7 million at March 31, 2017, compared to $270.8 million at the end of 2016, primarily in the municipal loan portfolio. The largest sectors (by industry) in the commercial loan category are: public administration ($65.2 million), utilities ($35.2 million), educational services ($28.1 million) and retail trade ($27.1 million).  At March 31, 2017, the Bank had $160.3 million in municipal loans. The Bank is very active in its market in pursuing commercial lending opportunities and has historically supplemented in-market growth with purchased loan participations. Commercial loan participations were purchased in an effort to increase commercial lending and diversify the loan mix, both geographically and by industry sector.  Purchased loans are originated primarily within the south central Pennsylvania market and are purchased from only a few select counter parties.  At March 31, 2017, the Bank held $131.1 million in purchased loan participations in its portfolio.  The Bank expects that commercial lending will continue to be the primary area of loan growth in the future, via in-market lending, but it expects new purchase participations to decline.

Consumer loans: This category decreased $114 thousand due primarily to regular payments and maturities. The majority of the Bank’s consumer loans, approximately $3.0 million, are personal lines of credit. The Bank believes the consumer portfolio will continue to decline.

The following table presents a summary of loans outstanding, by primary collateral as of:

			Change
(Dollars in thousands)	March 31, 2017	December 31, 2016	Amount	%
Residential Real Estate 1-4 Family
Consumer first liens	$101,534	$103,125	$(1,591)	(1.5)
Commercial first lien	65,030	65,445	(415)	(0.6)
Total first liens	166,564	168,570	(2,006)	(1.2)

Consumer junior liens and lines of credit	44,023	44,817	(794)	(1.8)
Commercial junior liens and lines of credit	5,370	5,396	(26)	(0.5)
Total junior liens and lines of credit	49,393	50,213	(820)	(1.6)
Total residential real estate 1-4 family	215,957	218,783	(2,826)	(1.3)

Residential real estate - construction
Consumer	1,034	1,350	(316)	(23.4)
Commercial	9,904	7,625	2,279	29.9
Total residential real estate construction	10,938	8,975	1,963	21.9

Commercial real estate	397,321	390,584	6,737	1.7
Commercial	274,722	270,826	3,896	1.4
Total commercial	672,043	661,410	10,633	1.6

Consumer	4,591	4,705	(114)	(2.4)
	903,529	893,873	9,656	1.1
Less: Allowance for loan losses	(11,278)	(11,075)	(203)	1.8
Net Loans	$892,251	$882,798	$9,453	1.1

Loan Quality:

Management utilizes a risk rating scale ranging from 1-Prime to 9-Loss to evaluate loan quality. This risk rating scale is used primarily for commercial purpose loans. Consumer purpose loans are identified as either a pass or substandard rating based on the performance status of the loans. Substandard consumer loans are loans that are 90 days or more past due and still accruing.  Loans rated 1 – 4 are considered pass credits. Loans that are rated 5 are pass credits, but have been identified as credits that are likely to warrant additional attention and monitoring. Loans rated 6-Special Mention or worse begin to receive enhanced monitoring and reporting by the Bank. Loans rated 7-Substandard or 8-Doubtful exhibit the greatest financial weakness and present the greatest possible risk of loss to the Bank. Nonaccrual loans are rated no better than 7-Substandard.   The following factors represent some of the factors used in determining the risk rating of a borrower: cash flow, debt coverage, liquidity, management, and collateral. Risk ratings, for pass credits, are generally reviewed annually for term debt and at renewal for revolving or renewing debt. The Bank monitors loan quality by reviewing four primary measurements: (1) loans rated 6-Special Mention or worse (collectively “watch list”), (2) delinquent loans, (3) net-charge-offs, and other real estate owned (OREO).

Watch list loans exhibit financial weaknesses that increase the potential risk of default or loss to the Bank. However, inclusion on the watch list, does not by itself, mean a loss is certain. The watch list totaled $19.0 million at quarter end and includes both performing and nonperforming loans.  It is comprised of $393 thousand rated 6- Special Mention and $18.7 million rated 7-Substandard. The Bank has no loans rated 8-Doubtful or 9-Loss. Included in the substandard total are $5.3 million of nonaccrual loans.  The watch list totaled $18.5 million at December 31, 2016. The credit composition of the portfolio, by primary collateral is shown in Note 6 of the accompanying financial statements. The Bank’s Loan Management Committee reviews these loans and risk ratings on a quarterly basis in order to proactively identify and manage problem loans. In addition, a committee meets monthly to discuss possible workout strategies for OREO and all credits rated 7-Substandard or worse. Management also tracks other commercial loan risk measurements including high loan to value loans, concentrations, participations and policy exceptions and reports these to the Credit Risk Oversight Committee of the Board of Directors. The Bank also uses a third-party consultant to assist with internal loan review with a goal of reviewing 60% of commercial loans each year. The FDIC defines certain supervisory loan-to-value lending limits.  The Bank’s internal loan–to-value limits are all equal to, or have a lower loan-to-value limit, than the supervisory limits.  At March 31, 2017, the Bank had loans of $27.0 million that exceeded the supervisory limit.

Delinquent loans are a result of borrowers’ cash flow and/or alternative sources of cash being insufficient to repay loans.  The Bank’s likelihood of collateral liquidation to repay the loans becomes more probable the further behind a borrower falls, particularly when loans reach 90 days or more past due. Management monitors the performance status of loans by the use of an aging report. The aging report can provide an early indicator of loans that may become severely delinquent and possibly result in a loss to the Bank.  See Note 6 in the accompanying financial statements for a table that presents the aging of payments in the loan portfolio.

Nonaccruing loans generally represent Management’s determination that the borrower will be unable to repay the loan in accordance with its contractual terms and that collateral liquidation may or may not fully repay both interest and principal. It is the Bank’s policy to evaluate the probable collectability of principal and interest due under terms of loan contracts for all loans 90-days or more, nonaccrual loans, or impaired loans. Further, it is the Bank’s policy to discontinue accruing interest on loans that are not adequately secured and in the process of collection.  Upon determination of nonaccrual status, the Bank subtracts any current year accrued and unpaid interest from its income, and any prior year accrued and unpaid interest from the allowance for loan losses.  Management continually monitors the status of nonperforming loans, the value of any collateral and potential of risk of loss.  Nonaccrual loans are rated no better than 7-Substandard.

Loan quality, as measured by the balance of nonperforming loans has shown minimal change since year-end 2016.  A decline in loans past due 90 or more was offset by an increase in nonaccrual loans. OREO declined during the first quarter due to the sale of a property that was carried at $1.8 million. The following table presents a summary of nonperforming assets:

(Dollars in thousands)	March 31, 2017	December 31, 2016

Nonaccrual loans
Residential Real Estate 1-4 Family
First liens	$196	$231
Junior liens and lines of credit	85	86
Total	281	317
Residential real estate - construction	478	480
Commercial real estate	4,481	3,956
Commercial	23	23
Total nonaccrual loans	5,263	4,776

Loans past due 90 days or more and not included above
Commercial real estate	-	665
Total loans past due 90 days or more and still accruing	-	665

Total nonperforming loans	5,263	5,441

Other real estate owned	3,115	4,915
Total nonperforming assets	$8,378	$10,356

Nonperforming loans to total gross loans	0.58%	0.61%
Nonperforming assets to total assets	0.74%	0.92%
Allowance for loan losses to nonperforming loans	214.29%	203.55%

The following table identifies the most significant loans in nonaccrual status. These three nonaccrual loans account for 88% of the total nonaccrual balance. The table also indicates those significant nonaccrual loans that are classified as troubled debt restructurings (TDR). A TDR loan is maintained on nonaccrual status until a satisfactory repayment history is established.  All loans on the watch list that are not on nonaccrual or past due 90 days more are considered potential problem loans. Potential problem loans at March 31, 2017 totaled $13.8 million compared to $17.1 million at year-end 2016.  The following table provides information on the most significant nonaccrual loans as of March 31, 2017:

(Dollars in thousands)
		ALL	Nonaccrual	TDR			Last
	Balance	Reserve	Date	Status	Collateral	Location	Appraisal(1)

Credit 1	1,712	-	Mar-12	Y	1st and 2nd liens on commercial real estate, residential real estate and business assets	PA	Jan-16	$3,810
Credit 2	1,684	-	Dec-14	N	Hotel and entertainment complex	PA	Apr-16	$4,200
Credit 3	1,250	-	Sep-16	Y	1st lien on farmland	PA	Jul-14	$2,391
	$4,646	$-

(1) Appraisal value, as reported, does not reflect the pay-off of any senior liens or the cost to liquidate the collateral, but does reflect only the Bank’s share of the collateral if it is a participated loan.

Credit 1 is a TDR that is performing in accordance with the modified terms. Credit 2 is in the process of foreclosure. Credit 3 is a listed for sale. A partial pay-down is possible during the second quarter of 2017 due to the sale of real estate.

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

A loan is considered a troubled debt restructuring if the creditor (the Bank), for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. These concessions may include lowering the rate, extending the maturity, re-amortization of the payment, or a combination of multiple concessions.   The Bank reviews all loans rated 6-Special Mention or worse when it is providing a loan restructure, modification or new credit facility to determine if the action is a TDR.  If a TDR loan is placed on nonaccrual status, it remains on nonaccrual status for at least six months to ensure performance.

In accordance with financial accounting standards, TDR loans are always considered impaired until they are paid off or in certain circumstances, refinanced.  However, an impaired TDR loan can be a performing loan. Impaired loans totaled $15.4 million at quarter-end compared to $15.1 million at year-end 2016.

The following table shows the composition of impaired loans as of:

	March 31, 2017
(Dollars in thousands)	Nonaccrual		Accruing	Total
	Non-TDR	TDR	TDR	Impaired
Residential Real Estate 1-4 Family
First liens	$45	$151	$718	$914
Junior liens and lines of credit	85	-	-	85
Total	130	151	718	999
Residential real estate - construction	-	478	-	478
Commercial real estate	1,996	2,485	9,465	13,946
Commercial	23	-	-	23
Total	$2,149	$3,114	$10,183	$15,446

Allowance for Loan Losses:

Management performs a quarterly evaluation of the adequacy of the allowance for loan losses (ALL). The ALL is determined by segmenting the loan portfolio based on the loan’s collateral. The Bank further classifies the portfolio based on the primary purpose of the loan, either consumer or commercial.  When calculating the ALL, consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, historical charge-offs, the adequacy of the underlying collateral (if collateral dependent) and other relevant factors. The Bank begins enhanced monitoring of all loans rated 6 (Special Mention) or worse, and obtains a new appraisal or asset valuation for any loan rated 7 (Substandard) or worse. Management, at its discretion, may determine that additional adjustments to the appraisal or valuation are required.  Valuation adjustments will be made as necessary based on factors, including, but not limited to: the economy, deferred maintenance, industry, type of property/equipment, age of the appraisal, etc. and the knowledge Management has about a particular situation. In addition, the cost to sell or liquidate the collateral is also estimated and deducted from the valuation in order to determine the net realizable value to the Bank. When determining the allowance for loan losses, certain factors involved in the evaluation are inherently subjective and require material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans. Management monitors the adequacy of the allowance for loan losses on an ongoing basis and reports its adequacy quarterly to the Credit Risk Oversight Committee of the Board of Directors.  Management believes that the allowance for loan losses at March 31, 2017 is adequate.

The analysis for determining the ALL is consistent with guidance set forth in generally accepted accounting principles (GAAP) and the Interagency Policy Statement on the Allowance for Loan and Lease Losses. The analysis has two components, specific and general allocations. The specific component addresses specific reserves established for impaired loans. A loan is considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all interest and principal payments due according to the originally contracted terms of the loan agreement.  Collateral values discounted for market conditions and selling costs are used to establish specific allocations for impaired loans. It is possible that as a result of the credit analysis, a specific reserve is not required for an impaired loan. For impaired commercial loans with balances less than $250 thousand and all consumer purpose loans, a specific reserve analysis is not performed and these loans are added to the general allocation pool. These loans totaled $346 thousand at March 31, 2017 and are comprised primarily of loans secured by residential real estate. Management does not believe that excluding these loans from the specific reserve analysis presents any additional risk.  At March  31, 2017, impaired loans totaled $15.4 million compared to $15.1 million at year-end 2016. The Bank currently has no specific reserve established for any loans.  Note 6 in the accompanying financial statements provide additional information about the ALL established for impaired loans.

The general allocation component addresses the reserves established for pools of homogenous loans. The general component includes a quantitative and qualitative analysis. When calculating the general allocation, the Bank segregates its loan portfolio into the following sectors based primarily on the type of supporting collateral:  residential real estate, commercial, industrial or agricultural real estate; commercial and industrial (C&I non-real estate), and consumer.  The residential real estate sector is further segregated by first lien loans, junior liens and home equity products, and residential real estate construction. The quantitative analysis uses the Bank’s twenty quarter rolling historical loan loss experience adjusted for factors derived from current economic and market conditions that have been determined to have an effect on the probability and magnitude of a loss.  The historical loss experience factor for the general allocation was .84% of gross loans ($7.6 million), unchanged from December 31, 2016.

The qualitative analysis utilizes a risk matrix that incorporates qualitative and environmental factors such as: loan volume, management, loan review process, credit concentrations, competition, and legal and regulatory issues. These factors are each risk rated from minimal to high risk and in total can add up to a maximum qualitative factor of 37.5 basis points. At March 31, 2017, these factors totaled 26 basis points ($2.3 million), unchanged from year-end 2016.  The risk assessment of factors are determined on the basis of Management’s observation, judgment and experience.  In addition to two factors above, there is an unallocated reserve of $1.4 million at March 31, 2017 compared to $1.3 million at the prior year-end.

Real estate appraisals and collateral valuations are an important part of the Bank’s process for determining potential loss on collateral dependent loans and thereby have a direct effect on the determination of loan reserves, charge-offs and the calculation of the allowance for loan losses.  As long as the loan remains a performing loan, no further updates to appraisals are required. If a loan or relationship migrates to risk rating of 7-Substandard or worse, an evaluation for impairment status is made based on the current information available at the time of downgrade and a new appraisal or collateral valuation is obtained.

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

The following table shows the loans that were evaluated for the allowance for loan losses under a specific reserve (individually) and those that were evaluated under a general reserve (collectively), and the amount of the allowance established in each loan class as of March 31, 2017 and December 31, 2016:

	Residential Real Estate 1-4 Family
		Junior Liens &		Commercial
(Dollars in thousands)	First Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total

March 31, 2017
Loans evaluated for ALL:
Individually	$624	$52	$478	$13,946	$-	$-	$-	$15,100
Collectively	165,940	49,341	10,460	383,375	274,722	4,591	-	888,429
Total	$166,564	$49,393	$10,938	$397,321	$274,722	$4,591	$-	$903,529

ALL established for loans evaluated:
Individually	$-	$-	$-	$-	$-	$-	$-	$-
Collectively	1,100	321	274	6,126	1,984	99	1,374	11,278
ALL at March 31, 2017	$1,100	$321	$274	$6,126	$1,984	$99	$1,374	$11,278

December 31, 2016
Loans evaluated for ALL:
Individually	$628	$52	$480	$13,523	$-	$-	$-	$14,683
Collectively	167,942	50,161	8,495	377,061	270,826	4,705	-	879,190
Total	$168,570	$50,213	$8,975	$390,584	$270,826	$4,705	$-	$893,873

ALL established for loans evaluated:
Individually	$-	$-	$-	$-	$-	$-	$-	$-
Collectively	1,105	323	224	6,109	1,893	100	1,321	11,075
ALL at December 31, 2016	$1,105	$323	$224	$6,109	$1,893	$100	$1,321	$11,075

During the first quarter of 2017, the Bank recorded $120 thousand for the loan loss provision expense compared to $300 thousand during the same quarter of the prior year. During the quarter, the Bank had gross loan charge-offs of only $36 thousand. Since loan recoveries exceeded charge-offs, the bank recorded a net loan recovery of $83 thousand.  As a result of the loan loss provision and the net recovery, the allowance for Loan Losses (ALL) increased to $11.3 million at quarter-end. Charged-off loans usually result from: (1) a borrower being legally relieved of loan repayment responsibility through bankruptcy, (2) insufficient collateral sale proceeds to repay a loan; or (3) the borrower and/or guarantor does not own other assets that, if sold, would generate sufficient sale proceeds to repay a loan. The Bank recorded net loan charge-offs of $44 thousand for the first three months of 2016.

The following table presents an analysis of the allowance for loan losses for the periods ended:

	Residential Real Estate 1-4 Family
		Junior Liens &		Commercial
(Dollars in thousands)	First Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total

ALL at December 31, 2016	$1,105	$323	$224	$6,109	$1,893	$100	$1,321	$11,075
Charge-offs	(8)	-	-	-	-	(28)	-	(36)
Recoveries	1	-	-	-	102	16	-	119
Provision	2	(2)	50	17	(11)	11	53	120
ALL at March 31, 2017	$1,100	$321	$274	$6,126	$1,984	$99	$1,374	$11,278

ALL at December 31, 2015	$989	$308	$194	$5,649	$1,519	$102	$1,325	$10,086
Charge-offs	(3)	-	-	(3)	(63)	(42)	-	(111)
Recoveries	32	-	-	-	15	20	-	67
Provision	(21)	8	5	535	39	19	(285)	300
ALL at March 31, 2016	$997	$316	$199	$6,181	$1,510	$99	$1,040	$10,342

The allocation of the allowance for loan losses is based on estimates and is not intended to imply limitations on the usage of the allowance.  The entire allowance is available to absorb any losses without regard to the category in which the loan is classified.

Other Real Estate Owned:

The Bank holds $3.1 million of other real estate owned (OREO), comprised of five properties compared to $4.9 million on the same five properties at December 31, 2016.  A portion of one property carried at $1.8 million was sold during the first quarter.  The most significant OREO holding is one property carried at $2.5 million (80% of total OREO) that is secured by 196 acres of land intended for residential real estate development. This property is under contract to be sold; however, the agreement allows for a due diligence period until November 2017. Therefore, the final outcome is not certain. This property was part of a participated loan and the workout is being handled by the lead bank.  During 2017, the Bank recorded a write down of $49 thousand on one property and incurred expense of $9 thousand to hold and maintain OREO. Note 7 of the accompanying financial statements provides additional information on activity in OREO.

The Bank had $123 thousand of residential properties in the process of foreclosure at March 31, 2017 and December 31, 2016.

Deposits:

Total deposits increased $24.5 million during the first three months of 2017 to $1.007 billion. Non-interest bearing deposits increased $1.4 million, while interest-bearing checking and savings increased $24.0 million and time deposits decreased $886 thousand. Interest bearing checking increased by $21.6 million, primarily from nonprofit deposits.  The Bank’s Money Management product decreased $1.9 million.  Retail time deposits decreased since year-end, as customers moved funds to more liquid accounts.  As of March 31, 2017, the Bank had $3.4 million in reciprocal time deposits included in brokered time deposits.

			Change
(Dollars in thousands)	March 31, 2017	December 31, 2016	Amount	%
Noninterest-bearing checking	$171,696	$170,345	$1,351	0.8

Interest-bearing checking	263,502	241,906	21,596	8.9
Money management	418,373	420,309	(1,936)	(0.5)
Savings	79,274	74,925	4,349	5.8
Total interest-bearing checking and savings	761,149	737,140	24,009	3.3

Retail time deposits	70,377	71,264	(887)	(1.2)
Brokered time deposits	3,372	3,371	1	0.0
Total time deposits	73,749	74,635	(886)	(1.2)
Total deposits	$1,006,594	$982,120	$24,474	2.5

Overdrawn deposit accounts reclassified as loans	$121	$181

Borrowings:

The Corporation had no short-term borrowings at March 31, 2017, compared to $24.3 million at December 31, 2016.

Shareholders’ Equity:

Total shareholders’ equity increased $2.7 million to $119.2 million at March 31, 2017, compared to $116.5 million at the end of 2016.  The increase in retained earnings from the Corporation’s net income of $3.0 million was partially offset by the cash dividend of $907 thousand. The Corporation’s dividend payout ratio was 30.03% for the first three months of 2017 compared to 43.6% in 2016.

As part of its quarterly dividend decision, the Corporation considers current and future income projections, dividend yield, payout ratio, and current and future capital ratios. For the first quarter of 2017, the Corporation paid a $0.21 per share dividend, compared to $0.19 paid in the first quarter of 2016. On April 13, 2017 the Board of Directors declared a $0.24 per share regular quarterly dividend for the second quarter of 2017, which will be paid on May 24, 2017.

In addition, the Corporation considers how dividend decisions may affect the Dividend Reinvestment Plan (DRIP), which has raised $221 thousand in new capital this year with 7,436 new shares purchased.  On April 14, 2016, the Board of Directors approved a stock repurchase program that authorized the repurchase of up to $350,000 in shares of common stock during each calendar quarter through March 31, 2017. In 2016, the Corporation repurchased 30,196 shares of its common stock for $700 thousand.  No shares were repurchased in the first quarter of 2017.  The 2016 stock repurchase plan has expired and there is currently no repurchase plan in place.

In July 2013, Federal banking regulators approved the final rules from the Basel Committee on Banking Supervision for the regulation of capital requirements for bank holding companies and U.S banks, generally referred to as “Basel III.” The Basel III standards were effective for the Corporation and the Bank, effective January 1, 2015 (subject to a phase-in period for certain provisions).  Basel III imposes significantly higher capital requirements and more restrictive leverage and liquidity ratios than those previously in place.  The capital ratios to be considered “well capitalized” under Basel III are: (1) Common Equity Tier 1 (CET1) of 6.5%, (2) Tier 1 Leverage of 5%, (3) Tier 1 Risk-Based Capital of 8%, and (4) Total Risk-Based Capital of 10%.  The CET1 ratio is a new capital ratio under Basel III and the Tier 1 risk-based capital ratio of 8% has been increased from 6%. The rules also include changes in the risk weights of certain assets to better reflect credit and other risk exposures. In addition, a capital conservation buffer will be phased-in beginning January 1, 2016 at 0.625%, 1.25% for 2017, 1.875% for 2018 and 2.50% for 2019 and thereafter.  The capital conservation buffer will be applicable to all of the capital ratios except for the Tier1 Leverage ratio. The capital conservation buffer is equal to the lowest value of the three applicable capital ratios less the regulatory minimum for each respective capital measurement.  The Bank’s capital conservation buffer at March 31, 2017 was 8.18% (total risk-based capital 16.18% less 8.00%) compared to the 2017 regulatory buffer of 1.25%.  Compliance with the capital conservation buffer is required in order to avoid limitations to certain capital distributions.  As of March 31, 2017, the Bank was “well capitalized’ under the

Basel III requirements and believes it would be “well capitalized” on a fully-phased in basis had such a requirement been in effect.

   The following table summarizes regulatory capital information as of March 31, 2017 and December 31, 2016 for the Corporation and the Bank.

			Regulatory Ratios
			Adequately	Well
			Capitalized	Capitalized
(Dollars in thousands)	March 31, 2017	December 31, 2016	Minimum	Minimum

Common Equity Tier 1 Risk-based Capital Ratio (1)
Franklin Financial Services Corporation	14.99%	14.41%	4.500%	N/A
Farmers & Merchants Trust Company	14.91%	14.29%	4.500%	6.50%

Tier 1 Risk-based Capital Ratio (2)
Franklin Financial Services Corporation	14.99%	14.41%	6.000%	N/A
Farmers & Merchants Trust Company	14.91%	14.29%	6.000%	8.00%

Total Risk-based Capital Ratio (3)
Franklin Financial Services Corporation	16.25%	15.67%	8.000%	N/A
Farmers & Merchants Trust Company	16.18%	15.55%	8.000%	10.00%

Tier 1 Leverage Ratio (4)
Franklin Financial Services Corporation	10.31%	10.11%	4.000%	N/A
Farmers & Merchants Trust Company	10.25%	10.02%	4.000%	5.00%

(1) Common equity Tier 1 capital/ total risk-weighted assets (2) Tier 1 capital / total risk-weighted assets
(3) Total risk-based capital / total risk-weighted assets, (4) Tier 1 capital / average quarterly assets

Economy

The Corporation’s primary market area includes Franklin, Fulton, Cumberland and Huntingdon Counties,  Pennsylvania.  This area is diverse in demographic and economic makeup.  County populations range from a low of approximately 15,000 in Fulton County to over 238,000 in Cumberland County. Unemployment in the Bank’s market area has remained virtually unchanged over the past year and ranges from a low of 3.8% in Cumberland County to high of 8.2% in Huntingdon County.  The market area has a diverse economic base and local industries include warehousing, truck & rail shipping centers, light and heavy manufacturers, health-care, higher education institutions, farming and agriculture, and a varied service sector.  The Corporation’s primary market area is located in south central Pennsylvania and provides easy access to the major metropolitan markets on the east coast via trucking and rail transportation. Because of this, warehousing and distribution companies continue to find the area attractive. The local economy is not overly dependent on any one industry or business and Management believes that the Bank’s primary market area continues to be well suited for growth.

The following provides selected economic data for the Bank’s primary market:

Economic Data

	March 31, 2017	December 31, 2016
Unemployment Rate (seasonally adjusted)
Market area range (1)	3.8% - 8.2%	4.2 - 6.6%
Pennsylvania	5.0%	5.7%
United States	4.7%	4.6%

Housing Price Index - year over year change
PA, nonmetropolitan statistical area	3.0%	2.8%
United States	5.6%	5.6%

Franklin County Building Permits - year over year change
Residential, estimated	2.0%	20.9%
Multifamily, estimated	-85.0%	-31.7%

(1) Franklin, Cumberland, Fulton and Huntingdon Counties

Unlike many companies, the assets and liabilities of the Corporation are financial in nature. As such, interest rates and changes in interest rates may have a more significant effect on the Corporation’s financial results than on other types of industries. Because of this, the Corporation watches the actions of the Federal Reserve Open Market Committee (FOMC) as it makes decisions about interest rate changes. In March 2017, the FOMC increased the federal funds rate target range, following a similar increase in December 2016.  Looking throughout 2017, the FOMC continues to state that the timing and magnitude of rate increases will be data dependent; therefore, the likelihood of any rate increase or decrease in 2017 is unknown, despite predictions of two or more increases.

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

Historically, the Corporation has satisfied its liquidity needs from earnings, repayment of loans and amortizing investment securities, maturing investment securities, loan` sales, deposit growth and its ability to access existing lines of credit.  All investment securities are classified as available for sale; therefore, securities that are not pledged as collateral for borrowings are an additional source of readily available liquidity, either by selling the security or, more preferably, to provide collateral for additional borrowing. At March 31, 2017, the Bank had approximately $75.9 million (fair value) in its investment portfolio pledged as collateral for deposits.  The Bank also has access to other wholesale funding via the brokered CD market.

The FHLB system has always been a major funding source for community banks.  The Bank’s maximum borrowing capacity with the FHLB at March 31, 2017 was $296.0 million with $296 available to borrow.  There are no indicators that lead the Bank to believe the FHLB would discontinue its lending function or restrict the Bank’s ability to borrow if either of these events were to occur, it would have a negative effect on the Bank and it is unlikely that the Bank could replace the level of FHLB funding in a short time.

The Bank has established credit at the Federal Reserve Discount Window and as of quarter-end had the ability to borrow approximately $21 million.

Off Balance Sheet Commitments

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk.  These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments.  Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation.  Unused commitments and standby letters of credit totaled $301.7 million and $301.3 million, respectively, at March 31, 2017 and December 31, 2016.

The Corporation has entered into various contractual obligations to make future payments.  These obligations include time deposits, long-term debt, operating leases, deferred compensation and pension payments.  These amounts have not changed materially from those reported in the Corporation’s 2016 Annual Report on Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the Corporation’s exposure to market risk during the three months ended March 31, 2017. For more information on market risk refer to the Corporation’s 2016 Annual Report on Form 10-K.

Item 4.  Controls and Procedures

Evaluation of Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2017, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in the Corporation’s internal control over financial reporting during the quarterly period ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

Item 1A. Risk Factors

There were no material changes in the Corporation’s risk factors during the three months ended March 31, 2017. For more information, refer to the Corporation’s 2016 Annual Report on Form 10-K.

Item 2.   Unregistered  Sales of Equity Securities and Use of Proceeds

The Board of Directors approved a stock repurchase plan on April 14, 2016 that authorizes the repurchase of up to $350,000 in shares of common stock during each calendar quarter through March 31, 2017.  The 2016 stock repurchase plan has expired and there is currently no repurchase plan in place.

The following table reports stock repurchases and total shares repurchased under this plan:

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

3.2   Bylaws of the Corporation. (Filed as Exhibit 3.2 to Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference.)

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

Franklin Financial Services Corporation

May 8, 2017	/s/ Timothy G. Henry
Timothy G. Henry
Chief Executive Office and President
(Principal Executive Officer)

May 8, 2017	/s/ Mark R. Hollar
Mark R. Hollar
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)