Form 10-Q
period 2017-06-30
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2017-08-04
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (§230.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (§240.12b-2 of this chapter).

Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

There were 4,340,631 outstanding shares of the Registrant’s common stock as of July 31, 2017.

Part I FINANCIAL INFORMATION

Item 1 Financial Statements

Consolidated Balance Sheets

(Dollars in thousands, except share and per share data)(unaudited)	June 30	December 31
	2017	2016
Assets
Cash and due from banks	$14,937	$16,888
Interest-bearing deposits in other banks	30,812	19,777
Total cash and cash equivalents	45,749	36,665
Investment securities available for sale, at fair value	136,036	143,875
Restricted stock	456	1,767
Loans held for sale	834	540
Loans	901,414	893,873
Allowance for loan losses	(11,307)	(11,075)
Net Loans	890,107	882,798
Premises and equipment, net	13,897	14,058
Bank owned life insurance	22,721	22,459
Goodwill	9,016	9,016
Other real estate owned	3,115	4,915
Deferred tax asset, net	6,180	5,844
Other assets	6,544	5,506
Total assets	$1,134,655	$1,127,443

Liabilities
Deposits
Noninterest-bearing checking	$173,030	$170,345
Money management, savings and interest checking	762,254	737,140
Time	72,094	74,635
Total Deposits	1,007,378	982,120
Short-term borrowings	-	24,270
Other liabilities	4,917	4,560
Total liabilities	1,012,295	1,010,950

Shareholders' equity
Common stock, $1 par value per share,15,000,000 shares authorized with
4,688,349 shares issued and 4,340,430 shares outstanding at June 30, 2017 and
4,688,349 shares issued and 4,316,836 shares outstanding at December 31, 2016	4,688	4,688
Capital stock without par value, 5,000,000 shares authorized with no
shares issued and outstanding	-	-
Additional paid-in capital	40,096	39,752
Retained earnings	87,498	83,081
Accumulated other comprehensive loss	(3,542)	(4,215)
Treasury stock, 347,919 shares at June 30, 2017 and 371,513 shares at
December 31, 2016, at cost	(6,380)	(6,813)
Total shareholders' equity	122,360	116,493
Total liabilities and shareholders' equity	$1,134,655	$1,127,443

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Income

	For the Three Months Ended		For the Six Months Ended
(Dollars in thousands, except per share data) (unaudited)	June 30		June 30
	2017	2016	2017	2016
Interest income
Loans, including fees	$9,039	$7,964	$17,678	$16,053
Interest and dividends on investments:
Taxable interest	518	584	1,049	1,160
Tax exempt interest	286	357	587	723
Dividend income	7	4	20	10
Deposits and obligations of other banks	88	79	149	141
Total interest income	9,938	8,988	19,483	18,087

Interest expense
Deposits	590	548	1,156	1,091
Short-term borrowings	-	-	15	2
Total interest expense	590	548	1,171	1,093
Net interest income	9,348	8,440	18,312	16,994
Provision for loan losses	50	1,875	170	2,175
Net interest income after provision for loan losses	9,298	6,565	18,142	14,819

Noninterest income
Investment and trust services fees	1,342	1,218	2,637	2,472
Loan service charges	309	189	455	415
Deposit service charges and fees	585	602	1,178	1,180
Other service charges and fees	332	313	656	616
Debit card income	362	375	738	722
Increase in cash surrender value of life insurance	131	132	262	267
Net loss on sale of other real estate owned	-	(2)	-	(10)
OTTI losses on debt securities	-	-	-	(20)
Securities gains, net	-	2	2	3
Other	94	27	153	164
Total noninterest income	3,155	2,856	6,081	5,809

Noninterest expense
Salaries and employee benefits	4,871	4,346	9,497	8,716
Occupancy, net	535	553	1,119	1,152
Furniture and equipment	226	218	457	434
Advertising	294	262	541	543
Legal and professional	381	394	671	691
Data processing	535	504	1,076	1,001
Pennsylvania bank shares tax	243	260	486	496
FDIC insurance	93	169	199	326
ATM/debit card processing	222	200	440	428
Foreclosed real estate	13	13	71	76
Telecommunications	102	90	202	209
Other	646	721	1,359	1,453
Total noninterest expense	8,161	7,730	16,118	15,525
Income before federal income tax expense	4,292	1,691	8,105	5,103
Federal income tax expense	950	130	1,743	815
Net income	$3,342	$1,561	$6,362	$4,288

Per share
Basic earnings per share	$0.77	$0.36	$1.47	$1.00
Diluted earnings per share	$0.77	$0.36	$1.46	$1.00
Cash dividends declared	$0.24	$0.21	$0.45	$0.40

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Comprehensive Income

	For the Three Months Ended		For the Six Months Ended
	June 30		June 30
(Dollars in thousands) (unaudited)	2017	2016	2017	2016
Net Income	$3,342	$1,561	$6,362	$4,288

Securities:
Unrealized gains arising during the period	567	1,006	1,021	2,051
Reclassification adjustment for net (gains) losses and OTTI
included in net income (1)	-	(2)	(2)	17
Net unrealized gains	567	1,004	1,019	2,068
Tax effect	(193)	(340)	(346)	(702)
Net of tax amount	374	664	673	1,366

Total other comprehensive income	374	664	673	1,366

Total Comprehensive Income	$3,716	$2,225	$7,035	$5,654

Reclassification adjustment / Statement line item	Tax expense (benefit)
(1) Securities / securities (gains) losses and OTTI losses, net	$-	$1	$1	$(6)
The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Changes in Shareholders' Equity

For the Six Months Ended June 30, 2017 and 2016

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
(Dollars in thousands, except per share data) (unaudited)	Stock	Capital	Earnings	Loss	Stock	Total
Balance at December 31, 2015	$4,659	$38,778	$78,517	$(3,722)	$(6,856)	$111,376
Net income	-	-	4,288	-	-	4,288
Other comprehensive income	-	-	-	1,366	-	1,366
Cash dividends declared, $.40 per share	-	-	(1,715)	-	-	(1,715)
Acquisition of 15,521 shares of treasury stock	-	-	-	-	(350)	(350)
Treasury shares issued under employer stock purchase plan, 188 shares	-	1	-	-	278	279
Treasury shares issued under dividend reinvestment plan, 15,372 shares	-	82	-	-	3	85
Common stock issued under dividend reinvestment plan, 25,230 shares	25	527	-	-	-	552
Common stock issued under incentive stock option plan, 500 shares	1	8	-	-	-	9
Stock option compensation expense	-	58	-	-	-	58
Balance at June 30, 2016	$4,685	$39,454	$81,090	$(2,356)	$(6,925)	$115,948

Balance at December 31, 2016	$4,688	$39,752	$83,081	$(4,215)	$(6,813)	$116,493
Net income	-	-	6,362	-	-	6,362
Other comprehensive income	-	-	-	673	-	673
Cash dividends declared, $.45 per share	-	-	(1,945)	-	-	(1,945)
Treasury shares issued under employee stock purchase plan, 6,327 shares	-	26	-	-	116	142
Treasury shares issued under dividend reinvestment plan, 17,267 shares	-	211	-	-	317	528
Stock option compensation expense	-	107	-	-	-	107
Balance at June 30, 2017	$4,688	$40,096	$87,498	$(3,542)	$(6,380)	$122,360

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Cash Flows

	Six Months Ended June 30
	2017	2016
(Dollars in thousands) (unaudited)
Cash flows from operating activities
Net income	$6,362	$4,288
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	651	666
Net amortization of loans and investment securities	802	794
Amortization and net change in mortgage servicing rights valuation	27	27
Provision for loan losses	170	2,175
Gain on sales of securities	(2)	(3)
Impairment write-down on securities recognized in earnings	-	20
Loans originated for sale	(3,571)	(4,963)
Proceeds from sale of loans	3,277	4,937
Write-down of other real estate owned	49	46
Write-down on premises and equipment available for sale	45	-
Net loss (gain) on sale or disposal of other real estate/other repossessed assets	-	10
Increase in cash surrender value of life insurance	(262)	(267)
Stock option compensation	107	58
Decrease in other assets	(1,431)	(504)
Increase (decrease) in other liabilities	2	(2,588)
Net cash provided by operating activities	6,226	4,696

Cash flows from investing activities
Proceeds from sales and calls of investment securities available for sale	475	1,765
Proceeds from maturities and pay-downs of securities available for sale	11,452	11,929
Purchase of investment securities available for sale	(3,900)	(16,605)
Net decrease in restricted stock	1,311	346
Net increase in loans	(7,448)	(46,522)
Capital expenditures	(650)	(288)
Proceeds from surrender of life insurance policy	-	436
Proceeds from sale of other assets	154	-
Proceeds from sale of other real estate	1,751	224
Net cash provided by (used in) investing activities	3,145	(48,715)

Cash flows from financing activities
Net increase in demand deposits, interest-bearing checking, and savings accounts	27,799	52,147
Net decrease in time deposits	(2,541)	(5,105)
Net decrease in short-term borrowings	(24,270)	-
Dividends paid	(1,945)	(1,715)
Treasury shares issued under employee stock purchase plan	142	279
Treasury shares issued under dividend reinvestment plan	528	85
Common stock issued under stock option plans	-	9
Common stock issued under dividend reinvestment plan	-	552
Purchase of Treasury shares	-	(350)
Net cash (used) provided by financing activities	(287)	45,902

Increase in cash and cash equivalents	9,084	1,883
Cash and cash equivalents as of January 1	36,665	39,166
Cash and cash equivalents as of June 30	$45,749	$41,049

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest on deposits and other borrowed funds	$1,177	$1,097
Income taxes	$3,405	$2,100
Noncash Activities:
Loans transferred to Other Real Estate	$-	$23

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, and cash flows as of June  30, 2017, and for all other periods presented have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted.  It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s 2016 Annual Report on Form 10-K.  The consolidated results of operations for the three month periods ended June 30, 2017 are not necessarily indicative of the operating results for the full year.  Management has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.

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

Earnings per share are computed based on the weighted average number of shares outstanding during each period end.  A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

	For the Three Months Ended		For the Six Months Ended
	June 30		June 30
(Dollars and shares in thousands, except per share data)	2017	2016	2017	2016
Weighted average shares outstanding (basic)	4,331	4,294	4,326	4,289
Impact of common stock equivalents	21	4	21	3
Weighted average shares outstanding (diluted)	4,352	4,298	4,347	4,292
Anti-dilutive options excluded from calculation	-	43	-	44
Net income	$3,342	$1,561	$6,362	$4,288
Basic earnings per share	$0.77	$0.36	$1.47	$1.00
Diluted earnings per share	$0.77	$0.36	$1.46	$1.00

Note 2. Recent Accounting Pronouncements

Standard	Description	Effective Date	Effect on the financial statements or other significant matters

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

January 1, 2020

We have formed an implementation team led by the Corporation's Risk Management function. The team is reviewing the requirements of the ASU and evaluating methods and models for implementation.  The Corporation believes the new standard will result in earlier recognition of additions to the allowance for loan losses and possibly a larger allowance for loan loss balance with a corresponding increase in the provision for loan losses in results of operations; however, the Corporation is continuing to evaluate the impact of the pending adoption of the new standard on its consolidated financial statements.

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

January 1, 2019

The Corporation currently has real estate and equipment leases that it classifies as operating leases that are not recognized on the balance sheet.  Under the new standard, these leases will move onto the balance sheet.  The Corporation has identified a lease accounting model it expects to use to implement the standard.  It is expected the model will be functional during the fourth quarter of 2017, but the Corporation does not plan to early adopt the standard. The Corporation believes the new standard will not have a material effect on its consolidated financial statements.

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

	January 1, 2018	We do not expect this standard will have an effect on the Corporation's consolidated financial statements.

Note 3. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive losses included in shareholders' equity are as follows:

	June 30	December 31
	2017	2016
(Dollars in thousands)
Net unrealized gains (losses) on securities	$999	$(20)
Tax effect	(339)	7
Net of tax amount	660	(13)

Accumulated pension adjustment	(6,366)	(6,366)
Tax effect	2,164	2,164
Net of tax amount	(4,202)	(4,202)

Total accumulated other comprehensive loss	$(3,542)	$(4,215)

Note 4. Investments

The amortized cost and estimated fair value of investment securities available for sale as of June  30, 2017 and December 31, 2016 are as follows:

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
June 30, 2017	cost	gains	losses	value
Equity securities	$164	$192	$-	$356
U.S. Government and Agency securities	12,032	134	(34)	12,132
Municipal securities	60,505	1,032	(192)	61,345
Trust preferred securities	5,989	3	(203)	5,789
Agency mortgage-backed securities	55,370	387	(386)	55,371
Private-label mortgage-backed securities	946	68	-	1,014
Asset-backed securities	31	-	(2)	29
	$135,037	$1,816	$(817)	$136,036

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
December 31, 2016	cost	gains	losses	value
Equity securities	$164	$126	$-	$290
U.S. Government and Agency securities	12,598	148	(26)	12,720
Municipal securities	62,763	793	(571)	62,985
Trust preferred securities	5,979	-	(518)	5,461
Agency mortgage-backed securities	61,305	431	(452)	61,284
Private-label mortgage-backed securities	1,053	56	(5)	1,104
Asset-backed securities	33	-	(2)	31
	$143,895	$1,554	$(1,574)	$143,875

At June 30, 2017 and December 31, 2016, the fair value of investment securities pledged to secure public funds, trust balances, deposit and other obligations totaled $73.0 million and  $79.1 million, respectively.

The amortized cost and estimated fair value of debt securities at June  30, 2017, by contractual maturity are shown below. Actual maturities may differ from contractual maturities because of prepayment or call options embedded in the securities.

(Dollars in thousands)	Amortized cost	Fair value
Due in one year or less	$951	$954
Due after one year through five years	11,535	11,701
Due after five years through ten years	35,626	36,037
Due after ten years	30,445	30,603
	78,557	79,295
Mortgage-backed securities	56,316	56,385
	$134,873	$135,680

The composition of the net realized securities gains for the three and six months ended are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30		June 30
(Dollars in thousands)	2017	2016	2017	2016
Gross gains realized	$-	$2	$2	$3
Gross losses realized	-	-	-	-
Net gains realized	$-	$2	$2	$3

The following table provides additional detail about trust preferred securities as of June 30, 2017:

Trust Preferred Securities

(Dollars in thousands)
Deal Name	Maturity	Single Issuer or Pooled	Class	Amortized Cost	Fair Value	Gross Unrealized Gain (Loss)	Lowest Credit Rating Assigned

BankAmerica Cap III	1/15/2027	Single	Preferred Stock	$968	$932	$(36)	BB+
Wachovia Cap Trust II	1/15/2027	Single	Preferred Stock	280	283	3	BBB
Huntington Cap Trust	2/1/2027	Single	Preferred Stock	948	899	(49)	BB
Corestates Captl Tr II	2/15/2027	Single	Preferred Stock	945	945	-	BBB+
Huntington Cap Trust II	6/15/2028	Single	Preferred Stock	903	845	(58)	BB
Chase Cap VI JPM	8/1/2028	Single	Preferred Stock	967	939	(28)	BBB-
Fleet Cap Tr V	12/18/2028	Single	Preferred Stock	978	946	(32)	BB+
				$5,989	$5,789	$(200)

The following table provides additional detail about private label mortgage-backed securities as of June  30, 2017:

Private Label Mortgage Backed Securities

(Dollars in thousands)				Gross				Cumulative
	Origination	Amortized	Fair	Unrealized	Collateral	Lowest Credit	Credit	OTTI
Description	Date	Cost	Value	Gain (Loss)	Type	Rating Assigned	Support %	Charges
MALT 2004-6 7A1	6/1/2004	$252	$254	$2	ALT A	CCC	16.24	$-
RALI 2005-QS2 A1	2/1/2005	129	144	15	ALT A	CC	0.71	15
RALI 2006-QS4 A2	4/1/2006	356	381	25	ALT A	Caa3	-	323
GSR 2006-5F 2A1	5/1/2006	35	42	7	Prime	D	-	15
RALI 2006-QS8 A1	7/28/2006	174	193	19	ALT A	Ca	-	242
		$946	$1,014	$68				$595

Impairment:

The investment portfolio contained eighty-three securities with $45.5 million of temporarily impaired fair value and $817 thousand in unrealized losses at June 30, 2017. The total unrealized loss position has improved from a $1.6 million unrealized loss at year-end 2016.

For securities with an unrealized loss, Management applies a systematic methodology in order to perform an assessment of the potential for other-than-temporary impairment.  In the case of debt securities, investments considered for other-than-temporary impairment: (1) had a specified maturity or repricing date; (2) were generally expected to be redeemed at par, and (3) were expected to achieve a recovery in market value within a reasonable period of time. In addition, the Bank considers whether it intends to sell these securities or whether it will be forced to sell these securities before the earlier of amortized cost recovery or maturity. Equity securities are assessed for other-than-temporary impairment based on the length of time of impairment, dollar amount of the impairment and general market and financial conditions relating to specific issues.  The impairment identified on debt and equity securities and subject to assessment at June 30, 2017, was deemed to be temporary and required no further adjustments to the financial statements, unless otherwise noted.

The following table reflects temporary impairment in the investment portfolio (excluding restricted stock), aggregated by investment category, length of time that individual securities have been in a continuous unrealized loss position and the number of securities in each category as of June  30, 2017 and December 31, 2016:

	June 30, 2017
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Government and Agency securities	$1,596	$(9)	4	$3,020	$(25)	9	$4,616	$(34)	13
Municipal securities	6,671	(120)	12	2,146	(72)	3	8,817	(192)	15
Trust preferred securities	-	-	-	4,561	(203)	5	4,561	(203)	5
Agency mortgage-backed securities	19,063	(229)	32	8,457	(157)	17	27,520	(386)	49
Asset-backed securities	-	-	-	4	(2)	1	4	(2)	1
Total temporarily impaired securities	$27,330	$(358)	48	$18,188	$(459)	35	$45,518	$(817)	83

	December 31, 2016
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Government and Agency securities	$789	$(9)	1	$3,413	$(17)	10	$4,202	$(26)	11
Municipal securities	23,407	(417)	43	1,598	(154)	2	25,005	(571)	45
Trust preferred securities	-	-	-	5,461	(518)	7	5,461	(518)	7
Agency mortgage-backed securities	26,995	(359)	39	4,656	(93)	11	31,651	(452)	50
Private-label mortgage-backed securities	281	(5)	1	-	-	-	281	(5)	1
Asset-backed securities	-	-	-	4	(2)	1	4	(2)	1
Total temporarily impaired securities	$51,472	$(790)	84	$15,132	$(784)	31	$66,604	$(1,574)	115

The unrealized loss in the municipal bond portfolio decreased to $192 thousand from $571 thousand at December 31, 2016 as market prices improved during the quarter.  There are fifteen securities in this portfolio with an unrealized loss and the loss in this portfolio is deemed to be non-credit related and no other-than-temporary impairment charges have been recorded.

The trust preferred portfolio contains five securities with a fair value of $4.6 million and an unrealized loss of $203 thousand.  The trust-preferred securities held by the Bank are single entity issues, not pooled trust preferred securities.  Therefore, the impairment review of these securities is based only on the issuer and the security cannot be impaired by the performance of other issuers as if it was a pooled trust-preferred bond. All of the Bank’s trust preferred securities are single issue, variable rate notes with long maturities (2027 – 2028).  None of these bonds have suspended or missed a dividend payment. At June 30, 2017, the Bank believes it will be able to collect all interest and principal due on these bonds and no other-than-temporary-impairment charges were recorded.

The PLMBS sector is showing an unrealized gain of $68 thousand at quarter end.  This is primarily a result of the cumulative OTTI charges recorded on this portfolio.  Due to the nature of these bonds, they are evaluated closely. These bonds were all rated AAA at time of purchase, but have since experienced rating declines. Some have experienced increased delinquencies and defaults, while others have seen the credit support increase as the bonds paid-down. The Bank monitors the performance of the PLMBS investments on a regular basis and reviews delinquencies, default rates, credit support levels and various cash flow stress test scenarios. In determining the credit related loss, Management considers all principal past due 60 days or more as a loss. If additional principal moves beyond 60 days past due, it will also be considered a loss.  The Bank has recorded $595 thousand of cumulative impairment charges on this portfolio. Management continues to monitor these securities and it is possible that additional write-downs may occur if current loss trends continue.

The following table represents the cumulative credit losses on debt securities recognized in earnings as of June  30:

(Dollars in thousands)	Six Months Ended
	2017	2016
Balance of cumulative credit-related OTTI at January 1	$595	$555
Additions for credit-related OTTI not previously recognized	-	20
Additional increases for credit-related OTTI previously recognized when there is no intent to sell
and no requirement to sell before recovery of amortized cost basis	-	-
Decreases for previously recognized credit-related OTTI because there was an intent to sell	-	-
Reduction for increases in cash flows expected to be collected	-	-
Balance of credit-related OTTI at June 30	$595	$575

The Bank held $456 thousand of restricted stock at June 30, 2017.  Except for $30 thousand, this investment represents stock in FHLB Pittsburgh. The Bank is required to hold this stock to be a member of FHLB and it is carried at cost of $100 per share. The level of FHLB stock held is determined by FHLB and is comprised of a minimum membership amount plus a variable activity amount. FHLB stock is evaluated for impairment primarily based on an assessment of the ultimate recoverability of its cost. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support its operations.  There is not a public market for FHLB stock and the benefits of FHLB membership (e.g., liquidity and low cost funding) add value to the stock beyond purely financial measures. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment.

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

A summary of loans outstanding, by class, at the end of the reporting periods is as follows:

(Dollars in thousands)	June 30, 2017	December 31, 2016
Residential Real Estate 1-4 Family
Consumer first liens	$100,072	$103,125
Commercial first lien	63,178	65,445
Total first liens	163,250	168,570

Consumer junior liens and lines of credit	44,213	44,817
Commercial junior liens and lines of credit	5,480	5,396
Total junior liens and lines of credit	49,693	50,213
Total residential real estate 1-4 family	212,943	218,783

Residential real estate - construction
Consumer	1,298	1,350
Commercial	9,928	7,625
Total residential real estate construction	11,226	8,975

Commercial real estate	386,784	390,584
Commercial	285,780	270,826
Total commercial	672,564	661,410

Consumer	4,681	4,705
	901,414	893,873
Less: Allowance for loan losses	(11,307)	(11,075)
Net Loans	$890,107	$882,798

Included in the loan balances are the following:
Net unamortized deferred loan costs	$279	$242

Loans pledged as collateral for borrowings and commitments from:
FHLB	$702,224	$711,682
Federal Reserve Bank	36,951	41,152
	$739,175	$752,834

Note 6. Loan Quality and Allowance for Loan Losses

The following table presents, by class, the activity in the Allowance for Loan Losses (ALL) for the periods ended:

	Residential Real Estate 1-4 Family
		Junior Liens &		Commercial
(Dollars in thousands)	First Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total

ALL at March 31, 2017	$1,100	$321	$274	$6,126	$1,984	$99	$1,374	$11,278
Charge-offs	(5)	-	-	(5)	(2)	(24)	-	(36)
Recoveries	-	1	-	-	4	10	-	15
Provision	(20)	-	7	(69)	37	15	80	50
ALL at June 30, 2017	$1,075	$322	$281	$6,052	$2,023	$100	$1,454	$11,307

ALL at December 31, 2016	$1,105	$323	$224	$6,109	$1,893	$100	$1,321	$11,075
Charge-offs	(13)	-	-	(5)	(2)	(52)	-	(72)
Recoveries	1	1	-	-	106	26	-	134
Provision	(18)	(2)	57	(52)	26	26	133	170
ALL at June 30, 2017	$1,075	$322	$281	$6,052	$2,023	$100	$1,454	$11,307

ALL at March 31, 2016	$997	$316	$199	$6,181	$1,510	$99	$1,040	$10,342
Charge-offs	(46)	-	-	(1,951)	(3)	(42)	-	(2,042)
Recoveries	1	-	-	14	106	22	-	143
Provision	71	3	6	1,696	(17)	18	98	1,875
ALL at June 30, 2016	$1,023	$319	$205	$5,940	$1,596	$97	$1,138	$10,318

ALL at December 31, 2015	$989	$308	$194	$5,649	$1,519	$102	$1,325	$10,086
Charge-offs	(49)	-	-	(1,954)	(66)	(84)	-	(2,153)
Recoveries	33	-	-	14	121	42	-	210
Provision	50	11	11	2,231	22	37	(187)	2,175
ALL at June 30, 2016	$1,023	$319	$205	$5,940	$1,596	$97	$1,138	$10,318

The following table presents, by class, loans that were evaluated for the ALL under the specific reserve (individually) and those that were evaluated under the general reserve (collectively) and the amount of the ALL established in each class as of June  30, 2017 and December 31, 2016:

	Residential Real Estate 1-4 Family
		Junior Liens &		Commercial
(Dollars in thousands)	First Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total

June 30, 2017
Loans evaluated for ALL:
Individually	$818	$106	$473	$11,345	$100	$-	$-	$12,842
Collectively	162,432	49,587	10,753	375,439	285,680	4,681	-	888,572
Total	$163,250	$49,693	$11,226	$386,784	$285,780	$4,681	$-	$901,414

ALL established for loans evaluated:
Individually	$-	$-	$-	$-	$-	$-	$-	$-
Collectively	1,075	322	281	6,052	2,023	100	1,454	11,307
ALL at June 30, 2017	$1,075	$322	$281	$6,052	$2,023	$100	$1,454	$11,307

December 31, 2016
Loans evaluated for ALL:
Individually	$628	$52	$480	$13,523	$-	$-	$-	$14,683
Collectively	167,942	50,161	8,495	377,061	270,826	4,705	-	879,190
Total	$168,570	$50,213	$8,975	$390,584	$270,826	$4,705	$-	$893,873

ALL established for loans evaluated:
Individually	$-	$-	$-	$-	$-	$-	$-	$-
Collectively	1,105	323	224	6,109	1,893	100	1,321	11,075
ALL at December 31, 2016	$1,105	$323	$224	$6,109	$1,893	$100	$1,321	$11,075

The following table shows additional information about those loans considered to be impaired at June  30, 2017 and December 31, 2016:

	Impaired Loans
	With No Allowance		With Allowance
(Dollars in thousands)		Unpaid		Unpaid
	Recorded	Principal	Recorded	Principal	Related
June 30, 2017	Investment	Balance	Investment	Balance	Allowance
Residential Real Estate 1-4 Family
First liens	$1,161	$1,231	$-	$-	$-
Junior liens and lines of credit	115	120	-	-	-
Total	1,276	1,351	-	-	-
Residential real estate - construction	473	533	-	-	-
Commercial real estate	11,345	11,808	-	-	-
Commercial	121	133	-	-	-
Total	$13,215	$13,825	$-	$-	$-

December 31, 2016
Residential Real Estate 1-4 Family
First liens	$956	$1,030	$-	$-	$-
Junior liens and lines of credit	85	93	-	-	-
Total	1,041	1,123	-	-	-
Residential real estate - construction	480	535	-	-	-
Commercial real estate	13,523	14,133		-	-
Commercial	23	35	-	-	-
Total	$15,067	$15,826	$-	$-	$-

The following table shows the average of impaired loans and related interest income for the three and six months ended June  30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30, 2017		June 30, 2017
	Average	Interest	Average	Interest
(Dollars in thousands)	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Residential Real Estate 1-4 Family
First liens	$1,168	$10	$1,039	$20
Junior liens and lines of credit	115	-	100	-
Total	1,283	10	1,139	20
Residential real estate - construction	476	-	478	-
Commercial real estate	12,043	102	12,104	218
Commercial	122	-	73	-
Total	$13,924	$112	$13,794	$238

	Three Months Ended		Six Months Ended
	June 30, 2016		June 30, 2016
	Average	Interest	Average	Interest
(Dollars in thousands)	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Residential Real Estate 1-4 Family
First liens	$926	$6	$998	$12
Junior liens and lines of credit	63	-	67	-
Total	989	6	1,065	12
Residential real estate - construction	494	-	498	-
Commercial real estate	19,345	117	19,555	239
Commercial	34	-	39	-
Total	$20,862	$123	$21,157	$251

The following table presents the aging of payments of the loan portfolio:

(Dollars in thousands)		Loans Past Due and Still Accruing					Total
	Current	30-59 Days	60-89 Days	90 Days+	Total	Non-Accrual	Loans
June 30, 2017
Residential Real Estate 1-4 Family
First liens	$162,334	$174	$294	$61	$529	$387	$163,250
Junior liens and lines of credit	49,481	97	-	8	105	107	49,693
Total	211,815	271	294	69	634	494	212,943
Residential real estate - construction	10,753	-	-	-	-	473	11,226
Commercial real estate	384,513	117	185	-	302	1,969	386,784
Commercial	285,493	122	44	-	166	121	285,780
Consumer	4,647	26	8	-	34	-	4,681
Total	$897,221	$536	$531	$69	$1,136	$3,057	$901,414

December 31, 2016
Residential Real Estate 1-4 Family
First liens	$166,689	$1,236	$414	$-	$1,650	$231	$168,570
Junior liens and lines of credit	50,031	96	-	-	96	86	50,213
Total	216,720	1,332	414	-	1,746	317	218,783
Residential real estate - construction	8,495	-	-	-	-	480	8,975
Commercial real estate	384,658	858	447	665	1,970	3,956	390,584
Commercial	270,478	250	75	-	325	23	270,826
Consumer	4,672	30	3	-	33	-	4,705
Total	$885,023	$2,470	$939	$665	$4,074	$4,776	$893,873

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

	Pass	Special Mention	Substandard	Doubtful
(Dollars in thousands)	(1-5)	(6)	(7)	(8)	Total

June 30, 2017
Residential Real Estate 1-4 Family
First liens	$161,904	$-	$1,346	$-	$163,250
Junior liens and lines of credit	49,579	-	114	-	49,693
Total	211,483	-	1,460	-	212,943
Residential real estate - construction	10,146	-	1,080	-	11,226
Commercial real estate	375,919	-	10,865	-	386,784
Commercial	282,122	-	3,658	-	285,780
Consumer	4,681	-	-	-	4,681
Total	$884,351	$-	$17,063	$-	$901,414

December 31, 2016
Residential Real Estate 1-4 Family
First liens	$167,199	$227	$1,144	$-	$168,570
Junior liens and lines of credit	50,017	28	168	-	50,213
Total	217,216	255	1,312	-	218,783
Residential real estate - construction	8,220	-	755	-	8,975
Commercial real estate	377,283	-	13,301	-	390,584
Commercial	267,901	957	1,968	-	270,826
Consumer	4,705	-	-	-	4,705
Total	$875,325	$1,212	$17,336	$-	$893,873

The following table presents information on the Bank’s Troubled Debt Restructuring (TDR) loans:

					Troubled Debt Restructurings
					That Have Defaulted on
					Modified Terms in the
(Dollars in thousands)	Troubled Debt Restructurings				Last Twelve Months
	Number of	Recorded			Number of	Recorded
	Contracts	Investment	Performing*	Nonperforming*	Contracts	Investment
June 30, 2017
Residential real estate - construction	1	$473	$473	$-	-	$-
Residential real estate	5	864	713	151	1	151
Commercial real estate	11	11,186	10,591	595	1	595
Total	17	$12,523	$11,777	$746	2	$746

December 31, 2016
Residential real estate - construction	1	$480	$480	$-	-	$-
Residential real estate	5	875	724	151	1	151
Commercial real estate	11	12,064	10,814	1,250	1	1,250
Total	17	$13,419	$12,018	$1,401	2	$1,401

*The performing status is determined by the loan’s compliance with the modified terms.

There were no new TDR loans during 2017.

The following table reports new TDR loans during 2016, concession granted and the recorded investment as of June  30, 2016:

	New During Period
	Number of	Pre-TDR	After-TDR	Recorded
Six Months Ended June 30, 2016	Contracts	Modification	Modification	Investment	Concession
Commercial real estate	1	$525	$525	$504	multiple

Note 7. Other Real Estate Owned

Changes in other real estate owned during the six months ended June 30, 2017 and 2016 were as follows:

	June 30
(Dollars in thousands)	2017	2016
Balance at beginning of the period	$4,915	$6,451
Additions	-	23
Proceeds from dispositions	(1,751)	(224)
(Loss) gain on sales, net	-	(10)
Valuation adjustment	(49)	(46)
Balance at the end of the period	$3,115	$6,194

Note 8. Pension

The components of pension expense for the periods presented are as follows:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2017	2016	2017	2016
Components of net periodic cost:
Service cost	$79	$83	$157	$164
Interest cost	167	180	333	360
Expected return on plan assets	(268)	(290)	(536)	(583)
Recognized net actuarial loss	137	120	274	231
Net period cost	$115	$93	$228	$172

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

The following methods and assumptions were used to estimate the fair values of the Corporation’s financial instruments at June 30, 2017 and December 31, 2016.

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

The fair value of the Corporation's financial instruments are as follows:

	June 30, 2017
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3

Financial assets:
Cash and cash equivalents	$45,749	$45,749	$45,749	$-	$-
Investment securities available for sale	136,036	136,036	356	135,680	-
Restricted stock	456	456	-	456	-
Loans held for sale	834	834	-	834	-
Net loans	890,107	891,933	-	-	891,933
Accrued interest receivable	3,409	3,409	-	3,409	-

Financial liabilities:
Deposits	$1,007,378	$1,006,804	$-	$1,006,804	$-
Accrued interest payable	110	110	-	110	-

	December 31, 2016
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3

Financial assets:
Cash and cash equivalents	$36,665	$36,665	$36,665	$-	$-
Investment securities available for sale	143,875	143,875	290	143,585	-
Restricted stock	1,767	1,767	-	1,767	-
Loans held for sale	540	540	-	540	-
Net loans	882,798	889,910	-	-	889,910
Accrued interest receivable	3,592	3,592	-	3,592	-

Financial liabilities:
Deposits	$982,120	$981,949	$-	$981,949	$-
Short-term debt	24,270	24,270	24,270	-	-
Accrued interest payable	116	116	-	116	-

Recurring Fair Value Measurements

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June  30, 2017 and December 31, 2016 are as follows:

(Dollars in Thousands	Fair Value at June 30, 2017
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities	$356	$-	$-	$356
U.S. Government and Agency securities	-	12,132	-	12,132
Municipal securities	-	61,345	-	61,345
Trust Preferred Securities	-	5,789	-	5,789
Agency mortgage-backed securities	-	55,371	-	55,371
Private-label mortgage-backed securities	-	1,014	-	1,014
Asset-backed securities	-	29	-	29
Total assets	$356	$135,680	$-	$136,036

(Dollars in Thousands)	Fair Value at December 31, 2016
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities	$290	$-	$-	$290
U.S. Government and Agency securities	-	12,720	-	12,720
Municipal securities	-	62,985	-	62,985
Trust Preferred Securities	-	5,461	-	5,461
Agency mortgage-backed securities	-	61,284	-	61,284
Private-label mortgage-backed securities	-	1,104	-	1,104
Asset-backed securities	-	31	-	31
Total assets	$290	$143,585	$-	$143,875

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

Nonrecurring Fair Value Measurements

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June  30, 2017 and December 31, 2016 are as follows:

(Dollars in Thousands)
	Fair Value at June 30, 2017
Asset Description	Level 1	Level 2	Level 3	Total
Other real estate owned (1)	-	-	177	177
Total assets	$-	$-	$177	$177

(Dollars in Thousands)	Fair Value at December 31, 2016
Asset Description	Level 1	Level 2	Level 3	Total
Premises held-for-sale (1)	$-	$-	$200	$200
Other real estate owned (1)	-	-	2,407	2,407
Total assets	$-	$-	$2,607	$2,607
(1)	Includes assets directly charged-down to fair value during the year-to-date period.

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

The Corporation did not record any liabilities at fair value for which measurement of the fair value was made on a nonrecurring basis at June  30, 2017. For financial assets and liabilities measured at fair value on a recurring basis, there were no transfers of financial assets or liabilities between Level 1 and Level 2 during the period ending June  30, 2017.

The following table presents additional quantitative information about Level 3 assets measured at fair value on a nonrecurring basis:

(Dollars in Thousands)	Quantitative Information about Level 3 Fair Value Measurements
				Range
June 30, 2017	Fair Value	Valuation Technique	Unobservable Input	(Weighted Average)
Other real estate owned	177	Appraisal	N/A	-
			Cost to sell	8% (8%)

				Range
December 31, 2016	Fair Value	Valuation Technique	Unobservable Input	(Weighted Average)
Premises held-for-sale	$200	Appraisal	Qualitative adjustment	5% (5%)

Other real estate owned	2,407	Appraisal	N/A	-
			Cost to sell	8% (8%)

Note 10. Capital Ratios

Capital adequacy is currently defined by regulatory agencies through the use of several minimum required ratios.  In July 2013, Federal banking regulators approved the final rules from the Basel Committee on Banking Supervision for the regulation of capital requirements for bank holding companies and U.S banks, generally referred to as “Basel III.” The Basel III standards were effective for the Corporation and the Bank, effective January 1, 2015 (subject to a phase-in period for certain provisions).  Basel III imposes significantly higher capital requirements and more restrictive leverage and liquidity ratios than those previously in place.  The capital ratios to be considered “well capitalized” under Basel III are: (1) Common Equity Tier 1 (CET1) of 6.5%, (2) Tier 1 Leverage of 5%, (3) Tier 1 Risk-Based Capital of 8%, and (4) Total Risk-Based Capital of 10%.  The CET1 ratio is a new capital ratio under Basel III and the Tier 1 risk-based capital ratio of 8% has been increased from 6%. The rules also include changes in the risk weights of certain assets to better reflect credit and other risk exposures. In addition, a capital conservation buffer will be phased-in beginning January 1, 2016 at 0.625%,  1.25% for 2017, 1.875% for 2018 and 2.50% for 2019 and thereafter.  The capital conservation buffer will be applicable to all of the capital ratios except for the Tier1 Leverage ratio. The capital conservation buffer is equal to the lowest value of the three applicable capital ratios less the regulatory minimum for each respective capital measurement.  The Bank’s capital conservation buffer at June  30, 2017 was 8.72% (total risk-based capital 16.72% less 8.00%) compared to the 2017 regulatory buffer of 1.25%.  Compliance with the capital conservation buffer is required in order to avoid limitations to certain capital distributions.  As of June  30, 2017, the Bank was “well capitalized’ under the Basel III requirements and believes it would be “well capitalized” on a fully-phased in basis had such a requirement been in effect.

 The following table summarizes regulatory capital information as of June  30, 2017 and December 31, 2016 for the Corporation and the Bank.

			Regulatory Ratios
			Adequately	Well
			Capitalized	Capitalized
(Dollars in thousands)	June 30, 2017	December 31, 2016	Minimum	Minimum

Common Equity Tier 1 Risk-based Capital Ratio (1)
Franklin Financial Services Corporation	15.52%	14.41%	4.500%	N/A
Farmers & Merchants Trust Company	15.46%	14.29%	4.500%	6.50%

Tier 1 Risk-based Capital Ratio (2)
Franklin Financial Services Corporation	15.52%	14.41%	6.000%	N/A
Farmers & Merchants Trust Company	15.46%	14.29%	6.000%	8.00%

Total Risk-based Capital Ratio (3)
Franklin Financial Services Corporation	16.78%	15.67%	8.000%	N/A
Farmers & Merchants Trust Company	16.72%	15.55%	8.000%	10.00%

Tier 1 Leverage Ratio (4)
Franklin Financial Services Corporation	10.39%	10.11%	4.000%	N/A
Farmers & Merchants Trust Company	10.35%	10.02%	4.000%	5.00%

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

Ne

3

1Note 12. Contingencies

The nature of the Corporation’s business generates a certain amount of litigation involving matters arising in the ordinary course of business, including, without limitation, the Kalan et al. v. Farmers and Merchants Trust Company of Chambersburg, et al. case filed in the United States District Court of the Eastern District of Pennsylvania.

In management’s opinion, we are not able to anticipate, at the present time, whether the ultimate aggregate liability, if any, arising out of such litigation will have a material adverse effect on our financial position.  We cannot now determine,  whether or not any claims asserted against us, including the disclosed matter, will have a material adverse effect on our results of operations in any future reporting period, which will depend on, among other things, the amount of loss resulting from the claim and the amount of income otherwise reported for the reporting period.  At the date of this filing, we are unable to provide an evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss and, accordingly, have not yet established any specific accrual for this matter.  In addition, no material proceedings are pending or are known to be threatened or contemplated against us by governmental authorities.

Management’s Discussion and Analysis of Results of Operations and Financial Condition

For the Three and Six Months Ended June  30, 2017 and 2016

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

Results of Operations

Year-to-Date Summary

At June  30, 2017, total assets were $1.135 billion.  The investment portfolio declined during the year as maturing cash flow was reinvested in the loan portfolio.  Growth in the loan portfolio was primarily in commercial loans.  However, this growth was tempered by approximately $14 million in loan participations which were repurchased by the lead banks.  Overall, deposits increased from growth in noninterest-bearing and interest-bearing checking and savings accounts, partially offset by a decrease in time deposits. Net income increased due to the growth in interest income from the loan portfolio as well as a decrease in provision for loan losses. The provision for loan losses decreased due to an improvement in loan quality and higher provision for loan losses in 2016 related to a large commercial loan charge-off.  The increase in noninterest income was primarily from Investment and Trust Service nonrecurring fee income from assets under management and loan service charges from past due fees collected on the pay-off of a large nonaccrual loan.  Noninterest expense increased primarily from increases in salaries and benefits.

Key performance ratios as of, or for the three months ended June  30, 2017 and 2016 and the year ended December 31, 2016 are listed below:

	June 30	December 31	June 30
	2017	2016	2016
(Dollars in thousands, except per share)

Balance Sheet Highlights
Total assets	$1,134,655	$1,127,443	$1,084,046
Investment securities	136,036	143,875	163,557
Loans, net	890,107	882,798	816,338
Deposits	1,007,378	982,120	965,554
Shareholders' equity	122,360	116,493	115,948

Summary of Operations
Interest income	$19,483	$36,979	$18,087
Interest expense	1,171	2,245	1,093
Net interest income	18,312	34,734	16,994
Provision for loan losses	170	3,775	2,175
Net interest income after provision for loan losses	18,142	30,959	14,819
Noninterest income	6,081	11,605	5,809
Noninterest expense	16,118	33,175	15,525
Income before income taxes	8,105	9,389	5,103
Federal income tax expense	1,743	1,302	815
Net income	$6,362	$8,087	$4,288

Performance Measurements
Return on average assets*	1.13%	0.74%	0.80%
Return on average equity*	10.75%	7.04%	7.56%
Return on average tangible assets (1)*	1.14%	0.75%	0.81%
Return on average tangible equity (1)*	11.64%	7.64%	8.21%
Efficiency ratio (1)	62.77%	68.26%	65.08%
Net interest margin	3.72%	3.62%	3.63%

Shareholders' Value (per common share)
Diluted earnings per share	$1.46	$1.88	$1.00
Basic earnings per share	1.47	1.88	1.00
Regular cash dividends paid	0.45	0.82	0.4
Book value	28.19	26.99	26.95
Tangible book value (1)	26.12	24.90	24.93
Market value	32.00	28.60	23.73
Market value/book value ratio	113.52%	105.97%	88.05%
Price/earnings multiple*	10.88	15.21	11.87
Current dividend yield*	3.00%	2.94%	3.54%
Dividend payout ratio	30.57%	43.56%	40.00%

Safety and Soundness
Risk-based capital ratio (Total)	16.25%	15.67%	15.90%
Leverage ratio (Tier 1)	10.31%	10.11%	10.20%
Common equity ratio (Tier 1)	14.99%	14.41%	14.77%
Nonperforming loans/gross loans	0.35%	0.61%	1.00%
Nonperforming assets/total assets	0.55%	0.92%	1.33%
Allowance for loan losses as a % of loans	1.25%	1.24%	1.25%
Net (recoveries) charge-offs/average loans*	-0.10%	0.33%	0.48%

Trust assets under management (fair value)	$652,862	$622,630	$606,334

*Annualized

(1)	See the section titled “GAAP versus Non-GAAP Presentation” that follows.

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

(Dollars in thousands, except per share)	Six months ended	Twelve months ended	Six months ended
	June 30, 2017	December 31, 2016	June 30, 2016
Return on Average Tangible Assets (non-GAAP)
Net income	$6,362	$8,087	$4,288

Average assets	1,124,610	1,088,047	1,066,183
Less average intangible assets	(9,016)	(9,016)	(9,016)
Average assets (non-GAAP)	1,115,594	1,079,031	1,057,167

Return on average tangible assets (non-GAAP)	1.14%	0.75%	0.81%

Return on Tangible Equity (non-GAAP)
Net income	$6,362	$8,087	$4,288

Average shareholders' equity	118,373	114,884	113,452
Less average intangible assets	(9,016)	(9,016)	(9,016)
Average shareholders' equity (non-GAAP)	109,357	105,868	104,436

Return on average tangible equity (non-GAAP)	11.64%	7.64%	8.21%

Tangible Book Value (per share) (non-GAAP)
Shareholders' equity	$122,360	$116,493	$115,948
Less intangible assets	(9,016)	(9,016)	(9,016)
Shareholders' equity (non-GAAP)	113,344	107,477	106,932

Shares outstanding (in thousands)	4,340	4,317	4,290

Tangible book value (non-GAAP)	26.12	24.90	24.93

Efficiency Ratio
Noninterest expense	$16,118	$33,175	$15,525

Net interest income	18,312	34,734	16,994
Plus tax equivalent adjustment to net interest income	1,285	2,246	1,051
Plus noninterest income, net of securities gains/losses & OTTI	6,079	11,623	5,826
Total revenue	13,518	48,603	23,871

Efficiency ratio	62.77%	68.26%	65.04%

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

Comparison of the three months ended June 30, 2017 to the three months ended June 30, 2016:

Tax equivalent net interest income increased $1.1 million to $10.0 million in the second quarter of 2017 compared to $8.9 million in the same period in 2016.  Balance sheet volume contributed $751 thousand to this increase and changes in interest rates added $299 thousand.

The following table presents average balances, tax-equivalent (T/E) interest income, and yields earned or rates paid on the assets or liabilities.  All nontaxable interest income has been adjusted to a tax-equivalent basis using a tax rate of 34%.

	For the Three Months Ended June 30
	2017			2016

	Average	Income or	Average	Average	Income or	Average
(Dollars in thousands)	balance	expense	yield/rate	balance	expense	yield/rate

Interest-earning assets:
Interest-bearing obligations of other
banks and federal funds sold	$29,614	$88	1.19%	$38,400	$79	0.83%
Investment securities:
Taxable	91,167	525	2.31%	108,168	588	2.19%
Tax Exempt	44,494	429	3.86%	51,679	535	4.14%
Investments	135,661	954	2.82%	159,847	1,123	2.83%
Loans:
Commercial, industrial and agricultural	754,164	7,943	4.17%	660,177	6,725	4.03%
Residential mortgage	75,147	745	3.97%	76,832	768	4.00%
Home equity loans and lines	71,368	815	4.58%	71,413	756	4.26%
Consumer	4,656	58	5.00%	5,715	60	4.22%
Loans	905,335	9,561	4.19%	814,137	8,309	4.05%
Total interest-earning assets	1,070,610	$10,603	3.97%	1,012,384	$9,511	3.78%
Other assets	63,074			67,771
Total assets	$1,133,684			$1,080,155

Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$277,619	$89	0.13%	$253,299	$81	0.13%
Money Management	410,610	364	0.36%	390,985	333	0.34%
Savings	79,218	30	0.15%	73,323	14	0.08%
Time	73,094	107	0.59%	81,957	120	0.59%
Total interest-bearing deposits	840,541	590	0.28%	799,564	548	0.28%

Other borrowings	11	-	1.06%	6	-	0.58%
Total interest-bearing liabilities	840,552	590	0.28%	799,570	548	0.28%
Noninterest-bearing deposits	168,005			161,209
Other liabilities	5,384			5,003
Shareholders' equity	119,743			114,373
Total liabilities and shareholders' equity	$1,133,684			$1,080,155
T/E net interest income/Net interest margin		10,013	3.75%		8,963	3.56%
Tax equivalent adjustment		(665)			(523)
Net interest income		$9,348			$8,440

Provision for Loan Losses

Provision expense for the second quarter was $50 thousand, compared to $1.9 million in 2016.  The decrease in the provision expense was due to low net growth in the loan portfolio, as there were several large participation loan repurchases in the second quarter of 2017 by the lead banks, an improvement in loan quality and higher provision expense in 2016 related to a large commercial loan charge-off.   For more information refer to the Loan Quality and Allowance for Loan Losses discussion in the Financial Condition section.

Noninterest Income

For the second quarter of 2017, noninterest income increased $299 thousand from the same period in 2016.  Investment and trust service fees increased due to an increase in recurring fee income from assets under management in 2017. Loan service charges increased from past due fees collected from a large pay-off on a nonaccrual loan.  Other income was higher due to a vendor rebate.

The following table presents a comparison of noninterest income for the three months ended June 30, 2017 and 2016.

	For the Three Months Ended
	June 30		Change
(Dollars in thousands)	2017	2016	Amount	%
Noninterest Income
Investment and trust services fees	$1,342	$1,218	$124	10.2
Loan service charges	309	189	120	63.5
Deposit service charges and fees	585	602	(17)	(2.8)
Other service charges and fees	332	313	19	6.1
Debit card income	362	375	(13)	(3.5)
Increase in cash surrender value of life insurance	131	132	(1)	(0.8)
Net loss on sale of other real estate owned	-	(2)	2	100.0
Securities gains (losses), net	-	2	(2)	(100.0)
Other	94	27	67	248.1
Total noninterest income	$3,155	$2,856	$299	10.5

Noninterest Expense

Noninterest expense for the second quarter of 2017 increased $431 thousand compared to the same period in 2016.  The increase in salaries and benefits was primarily due to $255 thousand increase for incentive plans, $94 thousand increase in health insurance costs,  $80 thousand increase in salary expense due to merit increases and increased staffing levels and $37 thousand increase in stock option compensation compared to the same period in 2016.  The change in data processing expenses is due to increased utilization of the Bank’s mobile banking platforms.  FDIC insurance decreased as the Bank’s base assessment rate decreased.  Other expenses decreased due to collection of legal fees ($52 thousand) from a pay-off on a large nonaccrual loan.

The following table presents a comparison of noninterest expense for the three months ended June 30, 2017 and 2016:

	For the Three Months Ended
(Dollars in thousands)	June 30		Change
Noninterest Expense	2017	2016	Amount	%
Salaries and benefits	$4,871	$4,346	$525	12.1
Occupancy, net	535	553	(18)	(3.3)
Furniture and equipment	226	218	8	3.7
Advertising	294	262	32	12.2
Legal and professional	381	394	(13)	(3.3)
Data processing	535	504	31	6.2
Pennsylvania bank shares tax	243	260	(17)	(6.5)
FDIC insurance	93	169	(76)	(45.0)
ATM/debit card processing	222	200	22	11.0
Foreclosed real estate	13	13	-	-
Telecommunications	102	90	12	13.3
Other	646	721	(75)	(10.4)
Total noninterest expense	$8,161	$7,730	$431	5.6

Provision for Income Taxes

For the second quarter of 2017, the Corporation recorded a Federal income tax expense of $950 thousand compared to $130 thousand for the same quarter in 2016. The effective tax rate was 22.1% for the second quarter of 2017 compared to 7.7% for the same period in 2016.  The increase in the effective tax rate was due to an increase in pretax income in 2017. Pre-tax income increased $2.6 million in 2017 due to an increase in net interest income and a $1.8 million decrease in the provision for loan losses expense. The variances from the federal statutory rate are generally due to tax-exempt income from investments, loans and bank-owned life insurance. All taxable income for the Corporation is taxed at a rate of 34%.

Comparison of the six months ended June 30, 2017 to the six months ended June 30, 2016:

Net Interest Income

Tax equivalent net interest income increased $1.6 million to $19.6 million in the first half of 2017 compared to $18.0 million in the same period in 2016.  Balance sheet volume contributed $1.5 million to this increase and changes in interest rates added $13 thousand.

The following table presents average balances, tax-equivalent (T/E) interest income, and yields earned or rates paid on the assets or liabilities.  All nontaxable interest income has been adjusted to a tax-equivalent basis using a tax rate of 34%.

	For the Six Months Ended June 30
	2017			2016

	Average	Income or	Average	Average	Income or	Average
(Dollars in thousands)	balance	expense	yield/rate	balance	expense	yield/rate

Interest-earning assets:
Interest-bearing obligations of other
banks and federal funds sold	$25,199	$149	1.19%	$34,639	$141	0.82%
Investment securities:
Taxable	92,957	1,070	2.32%	106,962	1,170	2.20%
Tax Exempt	45,423	880	3.88%	51,571	1,085	4.21%
Investments	138,380	1,950	2.84%	158,533	2,255	2.86%
Loans:
Commercial, industrial and agricultural	745,665	15,432	4.12%	651,542	13,548	4.11%
Residential mortgage	75,826	1,499	3.95%	77,727	1,555	4.00%
Home equity loans and lines	71,833	1,614	4.53%	71,166	1,511	4.27%
Consumer	4,686	124	5.34%	5,635	128	4.57%
Loans	898,010	18,669	4.14%	806,070	16,742	4.12%
Total interest-earning assets	1,061,589	$20,768	3.95%	999,242	$19,138	3.85%
Other assets	63,021			66,941
Total assets	$1,124,610			$1,066,183

Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$266,740	$167	0.13%	$245,539	153	0.13%
Money Management	416,401	729	0.35%	390,626	666	0.34%
Savings	78,059	50	0.13%	71,637	27	0.08%
Time	73,590	210	0.58%	83,415	245	0.59%
Total interest-bearing deposits	834,790	1,156	0.28%	791,217	1,091	0.28%

Other borrowings	3,720	15	0.82%	791	2	0.60%
Total interest-bearing liabilities	838,510	1,171	0.28%	792,008	1,093	0.28%
Noninterest-bearing deposits	162,566			155,456
Other liabilities	5,161			5,267
Shareholders' equity	118,373			113,452
Total liabilities and shareholders' equity	$1,124,610			$1,066,183
T/E net interest income/Net interest margin		19,597	3.72%		18,045	3.63%
Tax equivalent adjustment		(1,285)			(1,051)
Net interest income		$18,312			$16,994

Provision for Loan Losses

Provision expense for the first half of 2017 was $170 thousand, compared to $2.2 million in 2016.  The decrease in the provision for loan losses expense was due to low net growth in the loan portfolio, as there were several large participation loan repurchases in 2017 by the lead banks, an improvement in loan quality and a higher provision expense in 2016 related to a large commercial loan charge-off.  For more information refer to the Loan Quality and Allowance for Loan Losses discussion in the Financial Condition section.

Noninterest Income

For the first half of 2017, noninterest income increased $272 thousand from the same period in 2016.  Investment and trust service fees increased due to an increase in recurring fee income from assets under management in 2017. Loan service charges increased from past due fees ($160 thousand) collected from a large pay-off on a nonaccrual loan and a large prepayment penalty ($60 thousand) was collected in 2016.  The change in debit card income was due to increased usage by customers in the first half of 2017, compared to the same period in 2016. Other income was higher in 2016, due to a $76 thousand gain from the proceeds of a bank owned life insurance policy.

The following table presents a comparison of noninterest income for the six months ended June 30, 2017 and 2016.

	For the Six Months Ended
	June 30		Change
(Dollars in thousands)	2017	2016	Amount	%
Noninterest Income
Investment and trust services fees	$2,637	$2,472	$165	6.7
Loan service charges	455	415	40	9.6
Deposit service charges and fees	1,178	1,180	(2)	(0.2)
Other service charges and fees	656	616	40	6.5
Debit card income	738	722	16	2.2
Increase in cash surrender value of life insurance	262	267	(5)	(1.9)
Net loss on sale of other real estate owned	-	(10)	10	100.0
OTTI losses on debt securities	-	(20)	20	100.0
Securities gains (losses), net	2	3	(1)	(33.3)
Other	153	164	(11)	(6.7)
Total noninterest income	$6,081	$5,809	$272	4.7

Noninterest Expense

Noninterest expense for the first half of 2017 increased $593 thousand compared to the same period in 2016.  The increase in salaries and benefits was due primarily to $209 thousand increase for incentive plans, $117 thousand increase in health insurance costs,  $192 thousand increase in salary expense due to merit increases and increased staffing levels, $56 thousand increase in pension expense and $49 thousand increase in stock option compensation compared to the same period in 2016.  The change in data processing expenses is due to increased utilization of the Bank’s mobile banking platforms.  FDIC insurance decreased as the Bank’s base assessment rate decreased. Other expenses decreased due to collection of legal fees ($52 thousand) from a pay-off on a large nonaccrual loan in 2017.

The following table presents a comparison of noninterest expense for the six months ended June 30, 2017 and 2016:

	For the Six Months Ended
(Dollars in thousands)	June 30		Change
Noninterest Expense	2017	2016	Amount	%
Salaries and benefits	$9,497	$8,716	$781	9.0
Occupancy, net	1,119	1,152	(33)	(2.9)
Furniture and equipment	457	434	23	5.3
Advertising	541	543	(2)	(0.4)
Legal and professional	671	691	(20)	(2.9)
Data processing	1,076	1,001	75	7.5
Pennsylvania bank shares tax	486	496	(10)	(2.0)
FDIC insurance	199	326	(127)	(39.0)
ATM/debit card processing	440	428	12	2.8
Foreclosed real estate	71	76	(5)	(6.6)
Telecommunications	202	209	(7)	(3.3)
Other	1,359	1,453	(94)	(6.5)
Total noninterest expense	$16,118	$15,525	$593	3.8

Provision for Income Taxes

For the first half of 2017, the Corporation recorded a Federal income tax expense of $1.7 million compared to $815 thousand for the same period in 2016. The effective tax rate was 21.5% for the first half of 2017 compared to 16.0% for the same period in 2016.  The increase in the effective tax rate was due primarily to an increase in pretax income in 2017. Pre-tax income increased $3.0 million in 2017 due to an increase in net interest income and a $1.8 million decrease in the provision for loan losses expense.  The variances from the federal statutory rate are generally due to tax-exempt income from investments, loans and bank-owned life insurance. All taxable income for the Corporation is taxed at a rate of 34%.

Financial Condition

Summary:

At June 30, 2017, assets totaled $1.135 billion, an increase of $7.2 million from the 2016 year-end balance of $1.127 billion. Investment securities decreased $7.8 million, while net loans increased $7.3 million (0.8%) due to growth in the commercial loan portfolio. Deposits increased $25.3 million (2.6%) during the first six months of 2017, mainly in interest-bearing deposits. Shareholders’ equity increased $5.9 million during the first six months as retained earnings increased $4.4 million, accumulated other comprehensive loss decreased $673 thousand and the Corporation’s Dividend Reinvestment Plan (DRIP) added an additional $528 thousand in new capital.

Cash and Cash Equivalents:

Cash and cash equivalents totaled $45.7 million at June 30, 2017, an increase of $9.1 million from the prior year-end balance of $36.7 million.  Interest-bearing deposits are held primarily at the Federal Reserve ($24.0 million) and in short-term bank owned certificates of deposit ($6.5 million).

Investment Securities:

The investment portfolio has decreased $8.9 million on a cost basis, since year-end 2016. The composition of the portfolio has remained consistent with municipal securities and U.S. Agency mortgage-backed securities comprising the greatest portion of the portfolio at approximately 45% and 41% of the portfolio fair value, respectively.  The average life of the portfolio was 3.73 years.

The investment portfolio had a net unrealized gain of $999 thousand at June 30, 2017 compared to a net unrealized loss of $20 thousand at the prior year-end. The increase in the unrealized gain is due primarily to the change in interest rates.  The portfolio averaged $138.4 million with a yield of 2.84% for the first six months of 2017. This compares to an average of $158.5 million and a yield of 2.86% for the same period in 2016.

The Bank holds only one equity security, a Pennsylvania community bank. The municipal bond portfolio is well diversified geographically (issuers from within 28 states) and is comprised primarily of general obligation bonds (75%).  Many municipal bonds have credit enhancements in the form of private bond insurance or other credit support. The largest geographic municipal bond exposure is to 14 issuers in the state of Texas with a fair value of $8.5 million and 10 issuers in the state of Pennsylvania with a fair value of $6.1 million. The average rating of the municipal portfolio from Moody’s is Aa2. It contains $59.9 million of bonds rated A3 or higher and one bond of $600 thousand that is not rated by Moody’s rating agency.  No municipal bonds are rated below investment grade.

The holdings of trust preferred investments and private-label mortgage-backed securities (PLMBS) are unchanged since year-end and are detailed in separate tables.

The amortized cost and estimated fair value of investment securities available for sale as of June 30, 2017 and December 31, 2016 is as follows:

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
June 30, 2017	cost	gains	losses	value
Equity securities	$164	$192	$-	$356
U.S. Government and Agency securities	12,032	134	(34)	12,132
Municipal securities	60,505	1,032	(192)	61,345
Trust preferred securities	5,989	3	(203)	5,789
Agency mortgage-backed securities	55,370	387	(386)	55,371
Private-label mortgage-backed securities	946	68	-	1,014
Asset-backed securities	31	-	(2)	29
	$135,037	$1,816	$(817)	$136,036

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
December 31, 2016	cost	gains	losses	value
Equity securities	$164	$126	$-	$290
U.S. Government and Agency securities	12,598	148	(26)	12,720
Municipal securities	62,763	793	(571)	62,985
Trust preferred securities	5,979	-	(518)	5,461
Agency mortgage-backed securities	61,305	431	(452)	61,284
Private-label mortgage-backed securities	1,053	56	(5)	1,104
Asset-backed securities	33	-	(2)	31
	$143,895	$1,554	$(1,574)	$143,875

The investment portfolio contained eighty-three securities with $45.5 million of temporarily impaired fair value and $817 thousand in unrealized losses at June 30, 2017. The total unrealized loss position has improved from a $1.6 million unrealized loss at year-end 2016.

For securities with an unrealized loss, Management applies a systematic methodology in order to perform an assessment of the potential for other-than-temporary impairment.  In the case of debt securities, investments considered for other-than-temporary impairment: (1) had a specified maturity or repricing date; (2) were generally expected to be redeemed at par, and (3) were expected to achieve a recovery in market value within a reasonable period of time. In addition, the Bank considers whether it intends to sell these securities or whether it will be forced to sell these securities before the earlier of amortized cost recovery or maturity. Equity securities are assessed for other-than-temporary impairment based on the length of time of impairment, dollar amount of the impairment and general market and financial conditions relating to specific issues.  The impairment identified on debt and equity securities and subject to assessment at June 30, 2017, was deemed to be temporary and required no further adjustments to the financial statements, unless otherwise noted.

The following table reflects temporary impairment in the investment portfolio (excluding restricted stock), aggregated by investment category, length of time that individual securities have been in a continuous unrealized loss position and the number of securities in each category as of June 30, 2017 and December 31, 2016:

	June 30, 2017
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Government and Agency securities	$1,596	$(9)	4	$3,020	$(25)	9	$4,616	$(34)	13
Municipal securities	6,671	(120)	12	2,146	(72)	3	8,817	(192)	15
Trust preferred securities	-	-	-	4,561	(203)	5	4,561	(203)	5
Agency mortgage-backed securities	19,063	(229)	32	8,457	(157)	17	27,520	(386)	49
Asset-backed securities	-	-	-	4	(2)	1	4	(2)	1
Total temporarily impaired securities	$27,330	$(358)	48	$18,188	$(459)	35	$45,518	$(817)	83

	December 31, 2016
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Government and Agency securities	$789	$(9)	1	$3,413	$(17)	10	$4,202	$(26)	11
Municipal securities	23,407	(417)	43	1,598	(154)	2	25,005	(571)	45
Trust preferred securities	-	-	-	5,461	(518)	7	5,461	(518)	7
Agency mortgage-backed securities	26,995	(359)	39	4,656	(93)	11	31,651	(452)	50
Private-label mortgage-backed securities	281	(5)	1	-	-	-	281	(5)	1
Asset-backed securities	-	-	-	4	(2)	1	4	(2)	1
Total temporarily impaired securities	$51,472	$(790)	84	$15,132	$(784)	31	$66,604	$(1,574)	115

The unrealized loss in the municipal bond portfolio decreased to $192 thousand from $571 thousand at December 31, 2016 as market prices improved during the quarter.  There are fifteen securities in this portfolio with an unrealized loss and the loss in this portfolio is deemed to be non-credit related and no other-than-temporary impairment charges have been recorded.

The trust preferred portfolio contains five securities with a fair value of $4.6 million and an unrealized loss of $203 thousand.  The trust-preferred securities held by the Bank are single entity issues, not pooled trust preferred securities.  Therefore, the impairment review of these securities is based only on the issuer and the security cannot be impaired by the performance of other issuers as if it was a pooled trust-preferred bond. All of the Bank’s trust preferred securities are single issue, variable rate notes with long maturities (2027 – 2028).  None of these bonds have suspended or missed a dividend payment. At June 30, 2017, the Bank believes it will be able to collect all interest and principal due on these bonds and no other-than-temporary-impairment charges were recorded.

The PLMBS sector is showing an unrealized gain of $68 thousand at quarter end.  This is primarily a result of the cumulative OTTI charges recorded on this portfolio.  Due to the nature of these bonds, they are evaluated closely. These bonds were all rated AAA at time of purchase, but have since experienced rating declines. Some have experienced increased delinquencies and defaults, while others have seen the credit support increase as the bonds paid-down. The Bank monitors the performance of the PLMBS investments on a regular basis and reviews delinquencies, default rates, credit support levels and various cash flow stress test scenarios. In determining the credit related loss, Management considers all principal past due 60 days or more as a loss. If additional principal moves beyond 60 days past due, it will also be considered a loss.  The Bank has recorded $595 thousand of cumulative impairment charges on this portfolio. Management continues to monitor these securities and it is possible that additional write-downs may occur if current loss trends continue.

The Bank held $456 thousand of restricted stock at June 30, 2017.  Except for $30 thousand, this investment represents stock in FHLB Pittsburgh. The Bank is required to hold this stock to be a member of FHLB and it is carried at cost of $100 per share. The level of FHLB stock held is determined by FHLB and is comprised of a minimum membership amount plus a variable activity amount. FHLB stock is evaluated for impairment primarily based on an assessment of the ultimate recoverability of its cost. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support its operations.  There is not a public market for FHLB stock and the benefits of FHLB membership (e.g., liquidity and low cost funding) add value to the stock beyond purely financial measures. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment.

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

Total residential real estate loans decreased $5.8 million over 2016, primarily in the consumer first lien and consumer junior liens and lines of credit categories due to pay downs.  For the first six months of 2017, the Bank originated $4.1 million in mortgages, including approximately $3.6 million for a fee through a third party brokerage agreement. The Bank does not originate or hold any loans that would be considered sub-prime or Alt-A, and does not generally originate mortgages outside of its primary market area.

Residential real estate construction:  The largest component of this category represents loans to residential real estate developers ($9.9 million), while loans for individuals to construct personal residences totaled $1.3 million at June 30, 2017.  The Bank’s exposure to residential construction loans is concentrated primarily in south central Pennsylvania. Real estate construction loans, including residential real estate and land development loans, occasionally provide an interest reserve in order to assist the developer during the development stage when minimal cash flow is generated. All real estate construction loans are underwritten in the same manner, regardless of the use of an interest reserve.

At June 30, 2017, the Bank had $1.3 million in residential real estate construction loans funded with an interest reserve and capitalized $48 thousand of interest from these reserves on active projects.  These loans were comprised of $303 in residential construction and $1.0 million in commercial construction (reported in the commercial real estate category).  Real estate construction loans are monitored on a regular basis by either an independent third party inspector or the assigned loan officer depending on loan amount or complexity of the project. This monitoring process includes at a minimum, the submission of invoices and AIA documents (depending on the complexity of the project) detailing costs incurred by the borrower, on-site inspections, and a signature by the assigned loan officer for disbursement of funds.

Commercial real estate (CRE): This category includes commercial, industrial, farm and agricultural loans, where real estate serves as the primary collateral for the loans. Total commercial real estate loans decreased to $386.8 million from $390.6 million at the end of 2016, a decrease of $3.8 million.  The decrease was primarily in multi-family units, as an $8.9 million participation loan was purchased by the lead bank in April. The largest sectors (by collateral) in the commercial real estate category are: office buildings ($57.5 million), land development ($45.3 million), hotels and motels ($44.4 million), auto dealerships ($31.9 million) and manufacturing ($31.3 million).

Commercial (C&I):  This category includes commercial, industrial, farm, agricultural, and municipal loans.  C&I loans increased $15.0 million to $285.8 million at June  30, 2017, compared to $270.8 million at the end of 2016, primarily in the municipal loan portfolio. The largest sectors (by industry) in the commercial loan category are: public administration ($82.9 million), utilities ($36.7 million), educational services ($28.0 million) and retail trade ($25.7 million).  At June 30, 2017, the Bank had $173.9 million in tax-free loans. The Bank continues to reduce its portfolio of purchased participation commercial loans. At June 30, 2017, the Bank held $118.2 million in purchased loan participations in its portfolio, a decrease of $15.1 million from December 31, 2016 ($14.0 million due to participation loan purchases by the lead banks).  The Bank expects that commercial lending will continue to be the primary area of loan growth in the future, via in-market lending, but it expects new purchase participations to decline.

Consumer loans: This category decreased $24 thousand due primarily to regular payments and maturities. The majority of the Bank’s consumer loans, approximately $3.3 million, are personal lines of credit. The Bank believes the consumer portfolio will continue to decline.

The following table presents a summary of loans outstanding, by primary collateral as of:

			Change
(Dollars in thousands)	June 30, 2017	December 31, 2016	Amount	%
Residential Real Estate 1-4 Family
Consumer first liens	$100,072	$103,125	$(3,053)	(3.0)
Commercial first lien	63,178	65,445	(2,267)	(3.5)
Total first liens	163,250	168,570	(5,320)	(3.2)

Consumer junior liens and lines of credit	44,213	44,817	(604)	(1.3)
Commercial junior liens and lines of credit	5,480	5,396	84	1.6
Total junior liens and lines of credit	49,693	50,213	(520)	(1.0)
Total residential real estate 1-4 family	212,943	218,783	(5,840)	(2.7)

Residential real estate - construction
Consumer	1,298	1,350	(52)	(3.9)
Commercial	9,928	7,625	2,303	30.2
Total residential real estate construction	11,226	8,975	2,251	25.1

Commercial real estate	386,784	390,584	(3,800)	(1.0)
Commercial	285,780	270,826	14,954	5.5
Total commercial	672,564	661,410	11,154	1.7

Consumer	4,681	4,705	(24)	(0.5)
	901,414	893,873	7,541	0.8
Less: Allowance for loan losses	(11,307)	(11,075)	(232)	2.1
Net Loans	$890,107	$882,798	$7,309	0.8

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

Watch list loans exhibit financial weaknesses that increase the potential risk of default or loss to the Bank. However, inclusion on the watch list, does not by itself, mean a loss is certain. The watch list totaled $17.0 million at quarter end and includes both performing and nonperforming loans.  It is comprised entirely of loans rate 7- Substandard. The Bank has no loans rated 6-Special Mention, 8-Doubtful or 9-Loss. Included in the substandard total are $3.1 million of nonaccrual loans.  The watch list totaled $18.5 million at December 31, 2016. The credit composition of the portfolio, by primary collateral is shown in Note 6 of the accompanying financial statements. The Bank’s Loan Management Committee reviews these loans and risk ratings on a quarterly basis in order to proactively identify and manage problem loans. In addition, a committee meets monthly to discuss possible workout strategies for OREO and all credits rated 7-Substandard or worse. Management also tracks other commercial loan risk measurements including high loan to value loans, concentrations, participations and policy exceptions and reports these to the Credit Risk Oversight Committee of the Board of Directors. The Bank also uses a third-party consultant to assist with internal loan review with a goal of reviewing 60% of commercial loans each year. The FDIC defines certain supervisory loan-to-value lending limits.  The Bank’s internal loan–to-value limits are all equal to, or have a lower loan-to-value limit, than the supervisory limits.  At June 30, 2017, the Bank had loans of $31.1 million that exceeded the supervisory limit.

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

Loan quality, as measured by the balance of nonperforming loans has improved since year-end 2016. Nonaccrual loans have decreased $1.7 million since year-end 2016. This reduction was due to the pay-off of a $1.1 million loan that had been in nonaccrual status since December 2014 and a partial pay-down of $655 thousand on another loan.  OREO declined during the year due to the sale in the first quarter of 2017 of a property that was carried at $1.8 million. Total OREO is essentially unchanged since the end of the first quarter.

The following table presents a summary of nonperforming assets:

(Dollars in thousands)	June 30, 2017	December 31, 2016

Nonaccrual loans
Residential Real Estate 1-4 Family
First liens	$387	$231
Junior liens and lines of credit	107	86
Total	494	317
Residential real estate - construction	473	480
Commercial real estate	1,969	3,956
Commercial	121	23
Total nonaccrual loans	3,057	4,776

Loans past due 90 days or more and not included above
Residential Real Estate 1-4 Family
First liens	61	-
Junior liens and lines of credit	8	-
Total	69	-
Commercial real estate	-	665
Total loans past due 90 days or more and still accruing	69	665

Total nonperforming loans	3,126	5,441

Other real estate owned	3,115	4,915
Total nonperforming assets	$6,241	$10,356

Nonperforming loans to total gross loans	0.35%	0.61%
Nonperforming assets to total assets	0.55%	0.92%
Allowance for loan losses to nonperforming loans	361.71%	203.55%

The following table identifies the most significant loans in nonaccrual status. These two nonaccrual loans account for 75% of the total nonaccrual balance.  The table also indicates those significant nonaccrual loans that are classified as troubled debt restructurings (TDR). A TDR loan is maintained on nonaccrual status until a satisfactory repayment history is established.  All loans on the watch list that are not on nonaccrual or past due 90 days more are considered potential problem loans. Potential problem loans at June 30, 2017 totaled $13.9 million compared to $17.1 million at year-end 2016.  The following table provides information on the most significant nonaccrual loans as of June 30, 2017:

(Dollars in thousands)
		ALL	Nonaccrual	TDR			Last
	Balance	Reserve	Date	Status	Collateral	Location	Appraisal(1)

Credit 1	1,688	-	Mar-12	Y	1st and 2nd liens on commercial real estate, residential real estate and business assets	PA	Jan-16	$3,810
Credit 2	595	-	Sep-16	Y	1st lien on farmland	PA	Jul-14	$2,391
	$2,283	$-

 (1) Appraisal value, as reported, does not reflect the pay-off of any senior liens or the cost to liquidate the collateral, but does reflect only the Bank’s share of the collateral if it is a participated loan.

Credit 1 is a TDR that is performing in accordance with the modified terms. Credit 2 paid down $655 thousand during the second quarter from the sale of real estate.

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

In accordance with financial accounting standards, TDR loans are always considered impaired until they are paid off or in certain circumstances, refinanced.  However, an impaired TDR loan can be a performing loan. Impaired loans totaled $13.2 million at quarter-end compared to $15.1 million at year-end 2016.

The following table shows the composition of impaired loans as of:

	June 30, 2017
(Dollars in thousands)	Nonaccrual		Accruing	Accruing	Total
	Non-TDR	TDR	TDR	Other (1)	Impaired
Residential Real Estate 1-4 Family
First liens	$236	$151	$713	$61	$1,161
Junior liens and lines of credit	107	-	-	8	115
Total	343	151	713	69	1,276
Residential real estate - construction	-	473	-	-	473
Commercial real estate	159	1,810	9,376	-	11,345
Commercial	121	-	-	-	121
Total	$623	$2,434	$10,089	$69	$13,215

1) impaired consumer purpose loans not yet on nonaccrual

Allowance for Loan Losses:

Management performs a quarterly evaluation of the adequacy of the allowance for loan losses (ALL). The ALL is determined by segmenting the loan portfolio based on the loan’s collateral. The Bank further classifies the portfolio based on the primary purpose of the loan, either consumer or commercial.  When calculating the ALL, consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, historical charge-offs, the adequacy of the underlying collateral (if collateral dependent) and other relevant factors. The Bank begins enhanced monitoring of all loans rated 6 (Special Mention) or worse, and obtains a new appraisal or asset valuation for any loan rated 7 (Substandard) or worse. Management, at its discretion, may determine that additional adjustments to the appraisal or valuation are required.  Valuation adjustments will be made as necessary based on factors, including, but not limited to: the economy, deferred maintenance, industry, type of property/equipment, age of the appraisal, etc. and the knowledge Management has about a particular situation. In addition, the cost to sell or liquidate the collateral is also estimated and deducted from the valuation in order to determine the net realizable value to the Bank. When determining the allowance for loan losses, certain factors involved in the evaluation are inherently subjective and require material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans. Management monitors the adequacy of the allowance for loan losses on an ongoing basis and reports its adequacy quarterly to the Credit Risk Oversight Committee of the Board of Directors.  Management believes that the allowance for loan losses at June 30, 2017 is adequate.

The analysis for determining the ALL is consistent with guidance set forth in generally accepted accounting principles (GAAP) and the Interagency Policy Statement on the Allowance for Loan and Lease Losses. The analysis has two components, specific and general allocations. The specific component addresses specific reserves established for impaired loans. A loan is considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all interest and principal payments due according to the originally contracted terms of the loan agreement.  Collateral values discounted for market conditions and selling costs are used to establish specific allocations for impaired loans. It is possible that as a result of the credit analysis, a specific reserve is not required for an impaired loan. For impaired commercial loans with balances less than $250 thousand and all consumer purpose loans, a specific reserve analysis is not performed and these loans are added to the general allocation pool. These loans totaled $372 thousand at June 30, 2017 and are comprised primarily of loans secured by residential real estate. Management does not believe that excluding these loans from the specific reserve analysis presents any additional risk.  At June 30, 2017, impaired loans totaled $13.2 million compared to $15.1 million at year-end 2016. The Bank currently has no specific reserve established for any loans.  Note 6 in the accompanying financial statements provide additional information about the ALL established for impaired loans.

The general allocation component addresses the reserves established for pools of homogenous loans. The general component includes a quantitative and qualitative analysis. When calculating the general allocation, the Bank segregates its loan portfolio into the following sectors based primarily on the type of supporting collateral:  residential real estate, commercial, industrial or agricultural real estate; commercial and industrial (C&I non-real estate), and consumer.  The residential real estate sector is further segregated by first lien loans, junior liens and home equity products, and residential real estate construction. The quantitative analysis uses the Bank’s twenty quarter rolling historical loan loss experience adjusted for factors derived from current economic and market conditions that have been determined to have an effect on the probability and magnitude of a loss.  The historical loss experience factor for the general allocation was .83% ($7.5 million) of gross loans, compared to .84% at December 31, 2016.

The qualitative analysis utilizes a risk matrix that incorporates qualitative and environmental factors such as: loan volume, management, loan review process, credit concentrations, competition, and legal and regulatory issues. These factors are each risk rated from minimal to high risk and in total can add up to a maximum qualitative factor of 37.5 basis points. At June 30, 2017, these factors totaled 26 basis points ($2.3 million), unchanged from year-end 2016.  The risk assessment of factors is determined on the basis of Management’s observation, judgment and experience.  In addition to two factors above, there is an unallocated reserve of $1.5 million at June 30, 2017 compared to $1.3 million at the prior year-end.

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

The following table shows the loans that were evaluated for the allowance for loan losses under a specific reserve (individually) and those that were evaluated under a general reserve (collectively), and the amount of the allowance established in each loan class as of June 30, 2017 and December 31, 2016:

	Residential Real Estate 1-4 Family
		Junior Liens &		Commercial
(Dollars in thousands)	First Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total

June 30, 2017
Loans evaluated for ALL:
Individually	$818	$106	$473	$11,346	$99	$-	$-	$12,842
Collectively	162,432	49,587	10,753	375,438	285,681	4,681	-	888,572
Total	$163,250	$49,693	$11,226	$386,784	$285,780	$4,681	$-	$901,414

ALL established for loans evaluated:
Individually	$-	$-	$-	$-	$-	$-	$-	$-
Collectively	1,075	322	281	6,052	2,023	100	1,454	11,307
ALL at June 30, 2017	$1,075	$322	$281	$6,052	$2,023	$100	$1,454	$11,307

December 31, 2016
Loans evaluated for ALL:
Individually	$628	$52	$480	$13,523	$-	$-	$-	$14,683
Collectively	167,942	50,161	8,495	377,061	270,826	4,705	-	879,190
Total	$168,570	$50,213	$8,975	$390,584	$270,826	$4,705	$-	$893,873

ALL established for loans evaluated:
Individually	$-	$-	$-	$-	$-	$-	$-	$-
Collectively	1,105	323	224	6,109	1,893	100	1,321	11,075
ALL at December 31, 2016	$1,105	$323	$224	$6,109	$1,893	$100	$1,321	$11,075

Charged-off loans usually result from: (1) a borrower being legally relieved of loan repayment responsibility through bankruptcy, (2) insufficient collateral sale proceeds to repay a loan; or (3) the borrower and/or guarantor does not own other assets that, if sold, would generate sufficient sale proceeds to repay a loan. Charged-off loans decrease the Bank’s allowance for loan losses (ALL), while the recovery of previously charge-off loans and the provision for loan loss expense increase the ALL.

Year-to-date, the Bank recorded a net recovery on previously charged-off loans of $62 thousand. For the same period of 2016, the Bank recorded $1.9 million in net charge-offs, primarily the result of a $1.9 million charge-off on a commercial real estate loan.

The Bank recorded $50 thousand for the loan loss provision expense for the second quarter of 2017 and $170 thousand on a year-to-date basis.  This compares to $1.9 million for the second quarter of 2017 and $2.2 million for the 2016 year-to-date period.  The change in the provision expense year-over-year is due to the following: 1) several large participated loans repurchased by the lead banks during the second quarter of 2017, tempering net loan growth, 2) credit quality has improved during 2017, and 3) the 2016 charge-off of $1.9 million previously mentioned.

For the first six months of 2017, the allowance for loan losses increased $232 thousand to $11.3 million, or 1.25% of gross loans.

The following table presents an analysis of the allowance for loan losses for the periods ended:

	Residential Real Estate 1-4 Family
		Junior Liens &		Commercial
(Dollars in thousands)	First Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total

ALL at March 31, 2017	$1,100	$321	$274	$6,126	$1,984	$99	$1,374	$11,278
Charge-offs	(5)	-	-	(5)	(2)	(24)	-	(36)
Recoveries	-	1	-	-	4	10	-	15
Provision	(20)	-	7	(69)	37	15	80	50
ALL at June 30, 2017	$1,075	$322	$281	$6,052	$2,023	$100	$1,454	$11,307

ALL at December 31, 2016	$1,105	$323	$224	$6,109	$1,893	$100	$1,321	$11,075
Charge-offs	(13)	-	-	(5)	(2)	(52)	-	(72)
Recoveries	1	1	-	-	106	26	-	134
Provision	(18)	(2)	57	(52)	26	26	133	170
ALL at June 30, 2017	$1,075	$322	$281	$6,052	$2,023	$100	$1,454	$11,307

The allocation of the allowance for loan losses is based on estimates and is not intended to imply limitations on the usage of the allowance.  The entire allowance is available to absorb any losses without regard to the category in which the loan is classified.

	Six months ended	Year ended	Six months ended
	June 30, 2017	December 31, 2016	June 30, 2016
Net loans charged-off as a percentage of average gross loans	-0.01%	0.33%	0.48%
Net loans charged-off as a percentage of the provision for loan losses	-36.47%	73.80%	0.89%
Allowance as a percentage of loans	1.25%	1.24%	1.25%
Net (recoveries) charge-offs	$(62)	$2,786	$1,943

Other Real Estate Owned:

The Bank holds $3.1 million of other real estate owned (OREO), comprised of five properties compared to $4.9 million on the same five properties at December 31, 2016. A portion of one property carried at $1.8 million was sold during the first quarter of 2017.  The most significant OREO holding is one property carried at $2.5 million (81% of total OREO) that is secured by 196 acres of land intended for residential real estate development. This property is under contract to be sold; however, the agreement allows for a due diligence period until November 2017. Therefore, the final outcome is not certain. This property was part of a participated loan and the workout is being handled by the lead bank.  During 2017, the Bank recorded a write down of $49 thousand on one property and incurred expense of $22 thousand to hold and maintain OREO. Note 7 of the accompanying financial statements provides additional information on activity in OREO.

The Bank had $90 thousand of residential properties in the process of foreclosure at June  30, 2017 and December 31, 2016.

Deposits:

Total deposits increased $25.3 million during the first six months of 2017 to $1.007 billion. Non-interest bearing deposits increased $2.7 million, while interest-bearing checking and savings increased $25.1 million and time deposits decreased $2.5 million. Interest bearing checking increased by $33.2 million, primarily from nonprofit deposits.  The Bank’s Money Management product decreased $12.3 million, primarily in retail and municipal accounts.  Retail time deposits decreased since year-end, as customers moved funds to more liquid accounts.

As of June  30, 2017, the Bank had $163.3 million placed in the ICS program ($99.0 million in interesting-bearing checking and $64.3 million in money management) and $3.4 million in reciprocal time deposits in the CDARS program included in brokered time deposits.  These programs allow the Bank to offer full FDIC coverage to large depositors, but with the convenience to the customer of only having to deal with one bank.  The Bank solicits these deposits from within its market and it believes they present no greater risk than any other local deposit.  However, regulatory guidance requires that these deposits be classified as brokered deposits.  The Bank had no wholesale brokered CDs at June 30, 2017.

			Change
(Dollars in thousands)	June 30, 2017	December 31, 2016	Amount	%
Noninterest-bearing checking	$173,030	$170,345	$2,685	1.6

Interest-bearing checking	275,067	241,906	33,161	13.7
Money management	407,997	420,309	(12,312)	(2.9)
Savings	79,190	74,925	4,265	5.7
Total interest-bearing checking and savings	762,254	737,140	25,114	3.4

Retail time deposits	68,720	71,264	(2,544)	(3.6)
Brokered time deposits	3,374	3,371	3	0.1
Total time deposits	72,094	74,635	(2,541)	(3.4)
Total deposits	$1,007,378	$982,120	$25,258	2.6

Overdrawn deposit accounts reclassified as loans	$163	$181

Borrowings:

The Corporation had no short-term borrowings at June 30, 2017, compared to $24.3 million at December 31, 2016.

Shareholders’ Equity:

Total shareholders’ equity increased $5.9 million to $122.4 million at June 30, 2017, compared to $116.5 million at the end of 2016.  The increase in retained earnings from the Corporation’s net income of $6.4 million was partially offset by the cash dividend of $1.9 million. The Corporation’s dividend payout ratio was 30.6% for the first six months of 2017 compared to 43.6% in 2016.

As part of its quarterly dividend decision, the Corporation considers current and future income projections, dividend yield, payout ratio, and current and future capital ratios. For the second quarter of 2017, the Corporation paid a $0.24 per share dividend, compared to $0.21 paid in the second quarter of 2016. On July 13, 2017 the Board of Directors declared a $0.24 per share regular quarterly dividend for the third quarter of 2017, which will be paid on August 23, 2017.

In addition, the Corporation considers how dividend decisions may affect the Dividend Reinvestment Plan (DRIP), which has raised $528 thousand in new capital this year with 17,267 new shares purchased.  No shares were repurchased in the first half of 2017.  The 2016 stock repurchase plan expired on March 31, 2017 and there is currently no repurchase plan in place.

In July 2013, Federal banking regulators approved the final rules from the Basel Committee on Banking Supervision for the regulation of capital requirements for bank holding companies and U.S banks, generally referred to as “Basel III.” The Basel III standards were effective for the Corporation and the Bank, effective January 1, 2015 (subject to a phase-in period for certain provisions).  Basel III imposes significantly higher capital requirements and more restrictive leverage and liquidity ratios than those previously in place.  The capital ratios to be considered “well capitalized” under Basel III are: (1) Common Equity Tier 1 (CET1) of 6.5%, (2) Tier 1 Leverage of 5%, (3) Tier 1 Risk-Based Capital of 8%, and (4) Total Risk-Based Capital of 10%.  The CET1 ratio is a new capital ratio under Basel III and the Tier 1 risk-based capital ratio of 8% has been increased from 6%. The rules also include changes in the risk weights of certain assets to better reflect credit and other risk exposures. In addition, a capital conservation buffer will be phased-in beginning January 1, 2016 at 0.625%, 1.25% for 2017, 1.875% for 2018 and 2.50% for 2019 and thereafter.  The capital conservation buffer will be applicable to all of the capital ratios except for the Tier1 Leverage ratio. The capital conservation buffer is equal to the lowest value of the three applicable capital ratios less the regulatory minimum for each respective capital measurement.  The Bank’s capital conservation buffer at June 30, 2017 was 8.72% (total risk-based capital 16.72% less 8.00%) compared to the 2017 regulatory buffer of 1.25%.  Compliance with the capital conservation buffer is required in order to avoid limitations to certain capital distributions.  As of June 30, 2017, the Bank was “well capitalized’ under the Basel III requirements and believes it would be “well capitalized” on a fully-phased in basis had such a requirement been in effect.

 The following table summarizes regulatory capital information as of June 30, 2017 and December 31, 2016 for the Corporation and the Bank.

			Regulatory Ratios
			Adequately	Well
			Capitalized	Capitalized
(Dollars in thousands)	June 30, 2017	December 31, 2016	Minimum	Minimum

Common Equity Tier 1 Risk-based Capital Ratio (1)
Franklin Financial Services Corporation	15.52%	14.41%	4.500%	N/A
Farmers & Merchants Trust Company	15.46%	14.29%	4.500%	6.50%

Tier 1 Risk-based Capital Ratio (2)
Franklin Financial Services Corporation	15.52%	14.41%	6.000%	N/A
Farmers & Merchants Trust Company	15.46%	14.29%	6.000%	8.00%

Total Risk-based Capital Ratio (3)
Franklin Financial Services Corporation	16.78%	15.67%	8.000%	N/A
Farmers & Merchants Trust Company	16.72%	15.55%	8.000%	10.00%

Tier 1 Leverage Ratio (4)
Franklin Financial Services Corporation	10.39%	10.11%	4.000%	N/A
Farmers & Merchants Trust Company	10.35%	10.02%	4.000%	5.00%

(1) Common equity Tier 1 capital/ total risk-weighted assets (2) Tier 1 capital / total risk-weighted assets
(3) Total risk-based capital / total risk-weighted assets, (4) Tier 1 capital / average quarterly assets

Economy

The Corporation’s primary market area includes Franklin, Fulton, Cumberland and Huntingdon Counties, Pennsylvania.  This area is diverse in demographic and economic makeup.  County populations range from a low of approximately 15,000 in Fulton County to over 238,000 in Cumberland County. Unemployment in the Bank’s market area has remained virtually unchanged over the past year and ranges from a low of 4.1% in Cumberland County to 5.7% in Huntingdon County.  The market area has a diverse economic base and local industries include warehousing, truck & rail shipping centers, light and heavy manufacturers, health-care, higher education institutions, farming and agriculture, and a varied service sector.  The Corporation’s primary market area is located in south central Pennsylvania and provides easy access to the major metropolitan markets on the east coast via trucking and rail transportation. Because of this, warehousing and distribution companies continue to find the area attractive. The local economy is not overly dependent on any one industry or business and Management believes that the Bank’s primary market area continues to be well suited for growth.

The following provides selected economic data for the Bank’s primary market:

Economic Data

	June 30, 2017	December 31, 2016
Unemployment Rate (seasonally adjusted)
Market area range (1)	4.1% - 5.7%	4.2 - 6.6%
Pennsylvania	5.0%	5.7%
United States	4.3%	4.6%

Housing Price Index - year over year change
PA, nonmetropolitan statistical area	1.6%	2.8%
United States	5.5%	5.6%

Building Permits - year over year change -12 moths
Harrisburg-Carlisle, PA MSA & Chambersburg-Waynesboro, PA MSA
Residential, estimated	-2.0%	20.9%
Multifamily, estimated	-28.3%	-31.7%

(1) Franklin, Cumberland, Fulton and Huntingdon Counties

Unlike many companies, the assets and liabilities of the Corporation are financial in nature. As such, interest rates and changes in interest rates may have a more significant effect on the Corporation’s financial results than on other types of industries. Because of this, the Corporation watches the actions of the Federal Reserve Open Market Committee (FOMC) as it makes decisions about interest rate changes. In June 2017, the FOMC increased the federal funds rate target range by .25%, its fourth such increase since December 31, 2015.  Despite these actions, the yield curve has flattened during the year.  The Federal Reserve also announced it would begin to reduce the size of its balance sheet by not reinvesting cash-flow from maturing assets.  Looking throughout 2017, the FOMC continues to state that the timing and magnitude of rate increases will be data dependent; therefore, the likelihood of any rate increase or decrease in 2017 is unknown, despite predictions of more increases.

Liquidity

The Corporation must meet the financial needs of the customers that it serves, while providing a satisfactory return on the shareholders’ investment.  In order to accomplish this, the Corporation must maintain sufficient liquidity in order to respond quickly to the changing level of funds required for both loan and deposit activity.  The goal of liquidity management is to meet the ongoing cash flow requirements of depositors who want to withdraw funds and of borrowers who request loan disbursements. The Bank regularly reviews it liquidity position by measuring its projected net cash flows (in and out) at a 30 and 90-day interval.  The Bank stresses the measurements by assuming a level of deposit out-flows that have not historically been realized. In addition to this forecast, other funding sources are reviewed as a method to provide emergency funding if necessary.  The objective of this measurement is to identify the amount of cash that could be raised quickly without the need to liquidate assets.  The Bank also stresses its liquidity position utilizing different longer-term scenarios.  The varying degrees of stress create pressure on deposit flows in its local market, reduce access to wholesale funding and limit access of funds available through brokered deposit channels. In addition to stressing cash flow, specific liquidity risk indicators are monitored to help identify risk areas.  This analysis helps identify and quantify the potential cash surplus/deficit over a variety of time horizons to ensure the Bank has adequate funding resources.  Assumptions used for liquidity stress testing are subjective.  Should an evolving liquidity situation or business cycle present new data, potential assumption changes will be considered.  The Bank believes it can meet all anticipated liquidity demands.

Historically, the Corporation has satisfied its liquidity needs from earnings, repayment of loans and amortizing investment securities, maturing investment securities, loan` sales, deposit growth and its ability to access existing lines of credit.  All investment securities are classified as available for sale; therefore, securities that are not pledged as collateral for borrowings are an additional source of readily available liquidity, either by selling the security or, more preferably, to provide collateral for additional borrowing. At June 30, 2017, the Bank had approximately $73.0 million (fair value) in its investment portfolio pledged as collateral for deposits.  The Bank also has access to other wholesale funding via the brokered CD market.

The FHLB system has always been a major funding source for community banks.  The Bank’s maximum borrowing capacity with the FHLB at June 30, 2017 was $307 million with $307 million available to borrow.  There are no indicators that lead the Bank to believe the FHLB would discontinue its lending function or restrict the Bank’s ability to borrow if either of these events were to occur, it would have a negative effect on the Bank and it is unlikely that the Bank could replace the level of FHLB funding in a short time.

The Bank has established credit at the Federal Reserve Discount Window and as of quarter-end had the ability to borrow approximately $21 million.

Off Balance Sheet Commitments

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk.  These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments.  Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation.  Unused commitments and standby letters of credit totaled $295.2 million and $301.3 million, respectively, at June  30, 2017 and December 31, 2016.

The Corporation has entered into various contractual obligations to make future payments.  These obligations include time deposits, long-term debt, operating leases, deferred compensation and pension payments.  These amounts have not changed materially from those reported in the Corporation’s 2016 Annual Report on Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the Corporation’s exposure to market risk during the six months ended June 30, 2017. For more information on market risk refer to the Corporation’s 2016 Annual Report on Form 10-K.

Item 4.  Controls and Procedures

Evaluation of Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that as of June  30, 2017, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in the Corporation’s internal control over financial reporting during the quarterly period ended June  30, 2017, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

Part II – OTHER INFORMATION

Item 1.     Legal Proceedings

The nature of the Corporation’s business generates a certain amount of litigation involving matters arising in the ordinary course of business including, without limitation, the Kalan et al. v. Farmers and Merchants Trust Company of Chambersburg, et al. (Case No. 2:15-CV-01435-WB) case filed in the United States District Court for the Eastern District of Pennsylvania and described in our current reports on Form 8-K filed July 29, 2016 and July 28, 2017.  The impact that any matter may have upon our results of operation or financial condition in any future reporting period will depend upon, among other things, the amount of loss resulting from such matter and the amount of income otherwise reported for the period.  No material proceedings are pending or are known to be threatened or contemplated against us by governmental authorities.

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

These assessments are based upon our analysis of currently available information and are subject to significant judgment and a variety of assumptions and uncertainties.  As new information is obtained, we may change our assessments and, as a result, take or adjust the amounts of our accruals and change our estimates of possible losses or ranges of possible losses.  Due to the inherent subjectivity of the assessments and unpredictability of outcomes of legal proceedings, any amounts that may be accrued or included in estimates of possible losses or ranges of possible losses may not represent the actual loss to the Corporation from the Kalan or any other legal proceeding.  Our exposure and ultimate losses may be higher, possibly significantly higher, than amounts we may accrue or amounts we may estimate.

Item 1A. Risk Factors

Except as set forth below, there were no material changes in the Corporation’s risk factors during the six months ended June  30, 2017. For more information, refer to the Corporation’s 2016 Annual Report on Form 10-K.

Our business and financial results could be impacted materially by adverse results in legal proceedings.

The nature of the Corporation’s business generates a certain amount of litigation involving matters arising in the ordinary course of business (and, in some cases, from the activities of companies we have acquired).  These legal proceedings, whether founded or unfounded, could result in reputation damage and have an adverse effect on our financial condition and results of operation if they are not resolved in a manner favorable to the Corporation.  Although we establish accruals for legal proceedings when information related to the loss contingencies represented by these matters indicates that both a loss is probable and that the amount of the loss can be reasonably estimated, we do not have accruals for all legal proceedings where we face a risk of loss.  In addition, due to the inherent subjectivity of the assessments and unpredictability of outcomes of legal proceedings, any amounts that may be accrued or included in estimates of possible losses or ranges of possible losses may not represent the actual loss to the Corporation.  We discuss these matters further in Part II, Item 1 Legal Proceedings and in Note 12 Contingencies in the Notes to Consolidated Financial Statements in Part I, Item 1 of this Report.

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

Franklin Financial Services Corporation

August 4, 2017	/s/ Timothy G. Henry
Timothy G. Henry
Chief Executive Office and President
(Principal Executive Officer)

August 4, 2017	/s/ Mark R. Hollar
Mark R. Hollar
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)