Form 10-Q
period 2017-09-30
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2017-11-06
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.   See the definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There were 4,347,855 outstanding shares of the Registrant’s common stock as of October 31, 2017.

Part I FINANCIAL INFORMATION

Item 1 Financial Statements

Consolidated Balance Sheets

(Dollars in thousands, except share and per share data)(unaudited)	September 30,	December 31,
	2017	2016
Assets
Cash and due from banks	$16,678	$16,888
Interest-bearing deposits in other banks	54,683	19,777
Total cash and cash equivalents	71,361	36,665
Investment securities available for sale, at fair value	132,322	143,875
Restricted stock	456	1,767
Loans held for sale	452	540
Loans	911,503	893,873
Allowance for loan losses	(11,543)	(11,075)
Net Loans	899,960	882,798
Premises and equipment, net	13,807	14,058
Bank owned life insurance	22,850	22,459
Goodwill	9,016	9,016
Other real estate owned	2,629	4,915
Deferred tax asset, net	6,146	5,844
Other assets	6,550	5,506
Total assets	$1,165,549	$1,127,443

Liabilities
Deposits
Non-interest bearing checking	$183,297	$170,345
Money management, savings and interest checking	774,513	737,140
Time	75,338	74,635
Total deposits	1,033,148	982,120
Short-term borrowings	—	24,270
Other liabilities	7,821	4,560
Total liabilities	1,040,969	1,010,950

Shareholders' equity
Common stock, $1 par value per share,15,000,000 shares authorized with
4,688,349 shares issued and 4,346,394 shares outstanding at September 30, 2017 and
4,688,349 shares issued and 4,316,836 shares outstanding at December 31, 2016	4,688	4,688
Capital stock without par value, 5,000,000 shares authorized with no
shares issued and outstanding	—	—
Additional paid-in capital	40,238	39,752
Retained earnings	89,532	83,081
Accumulated other comprehensive loss	(3,607)	(4,215)
Treasury stock, 341,955 shares at September 30, 2017 and 371,513 shares at
December 31, 2016, at cost	(6,271)	(6,813)
Total shareholders' equity	124,580	116,493
Total liabilities and shareholders' equity	$1,165,549	$1,127,443

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Income

	For the Three Months Ended		For the Nine Months Ended
(Dollars in thousands, except per share data) (unaudited)	September 30,		September 30,
	2017	2016	2017	2016
Interest income
Loans, including fees	$9,130	$8,343	$26,808	$24,394
Interest and dividends on investments:
Taxable interest	509	569	1,558	1,729
Tax exempt interest	275	355	861	1,079
Dividend income	2	2	23	12
Deposits and obligations of other banks	147	79	297	220
Total interest income	10,063	9,348	29,547	27,434
Interest expense
Deposits	629	559	1,785	1,650
Short-term borrowings	—	4	15	6
Total interest expense	629	563	1,800	1,656
Net interest income	9,434	8,785	27,747	25,778
Provision for loan losses	250	1,150	420	3,325
Net interest income after provision for loan losses	9,184	7,635	27,327	22,453
Noninterest income
Investment and trust services fees	1,353	1,211	3,991	3,683
Loan service charges	201	102	657	518
Deposit service charges and fees	611	635	1,789	1,815
Other service charges and fees	340	325	996	941
Debit card income	325	373	1,062	1,095
Increase in cash surrender value of life insurance	130	131	391	399
Net loss on sale of other real estate owned	(23)	(20)	(23)	(31)
OTTI losses on debt securities	—	(10)	—	(30)
Securities gains, net	1	—	3	4
Other	33	56	186	219
Total noninterest income	2,971	2,803	9,052	8,613
Noninterest Expense
Salaries and employee benefits	4,694	4,566	14,190	13,282
Occupancy, furniture and equipment, net	809	777	2,386	2,363
Advertising	332	296	873	839
Legal and professional	502	423	1,173	1,114
Data processing	567	539	1,643	1,540
Pennsylvania bank shares tax	243	203	728	699
FDIC Insurance	82	188	281	514
ATM/debit card processing	190	214	630	642
Foreclosed real estate	24	18	95	93
Telecommunications	106	91	308	300
Other	756	665	2,116	2,119
Total noninterest expense	8,305	7,980	24,423	23,505
Income before federal income taxes	3,850	2,458	11,956	7,561
Federal income tax expense	774	383	2,517	1,198
Net income	$3,076	$2,075	$9,439	$6,363
Per share
Basic earnings per share	$0.71	$0.48	$2.18	$1.48
Diluted earnings per share	$0.70	$0.48	$2.17	$1.48
Cash dividends declared	$0.24	$0.21	$0.69	$0.61

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Comprehensive Income

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Dollars in thousands) (unaudited)	2017	2016	2017	2016
Net Income	$3,076	$2,075	$9,439	$6,363

Securities:
Unrealized gains arising during the period	(97)	(524)	924	1,528
Reclassification adjustment for net (gains) losses and OTTI
included in net income (1)	(1)	10	(3)	26
Net unrealized gains	(98)	(514)	921	1,554
Tax effect	33	174	(313)	(528)
Net of tax amount	(65)	(340)	608	1,026

Pension:
Change in plan assets and benefit obligations	—	—	—	—
Reclassification adjustment for losses included in net income (2)	—	225	—	225
Net unrealized losses	—	225	—	225
Tax effect	—	(76)	—	(76)
Net of tax amount	—	149	—	149

Total other comprehensive (loss) income	(65)	(191)	608	1,175

Total Comprehensive Income	$3,011	$1,884	$10,047	$7,538

Reclassification adjustment / Statement line item	Tax expense (benefit)
(1) Securities / securities (gains) losses and OTTI losses, net	$—	$(3)	$1	$(9)
(2) Pension / Salary & Benefits	—	(77)	—	(77)

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Changes in Shareholders' Equity

For the Nine Months ended September 30, 2017 and 2016

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
(Dollars in thousands, except per share data) (unaudited)	Stock	Capital	Earnings	Loss	Stock	Total
Balance at December 31, 2015	$4,659	$38,778	$78,517	$(3,722)	$(6,856)	$111,376
Net income	—	—	6,363	—	—	6,363
Other comprehensive income	—	—	—	1,175	—	1,175
Cash dividends declared, $.61 per share	—	—	(2,618)	—	—	(2,618)
Acquisition of 30,196 shares of treasury stock	—	—	—	—	(700)	(700)
Treasury shares issued under employer stock purchase plan, 539 shares	—	2	—	—	10	12
Treasury shares issued under dividend reinvestment plan, 24,171 shares	—	134	—	—	438	572
Common stock issued under dividend reinvestment plan, 25,230 shares	25	527	—	—	—	552
Common stock issued under incentive stock option plan, 3,600 shares	4	55	—	—	—	59
Stock option compensation expense	—	88	—	—	—	88
Balance at September 30, 2016	$4,688	$39,584	$82,262	$(2,547)	$(7,108)	$116,879

Balance at December 31, 2016	$4,688	$39,752	$83,081	$(4,215)	$(6,813)	$116,493
Net income	—	—	9,439	—	—	9,439
Other comprehensive income	—	—	—	608	—	608
Cash dividends declared, $.69 per share	—	—	(2,988)	—	—	(2,988)
Treasury shares issued under employee stock purchase plan, 6,568 shares	—	29	—	—	120	149
Treasury shares issued under dividend reinvestment plan, 22,990 shares	—	296	—	—	422	718
Stock option compensation expense	—	161	—	—	—	161
Balance at September 30, 2017	$4,688	$40,238	$89,532	$(3,607)	$(6,271)	$124,580

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2017	2016
(Dollars in thousands) (unaudited)
Cash flows from operating activities
Net income	$9,439	$6,363
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	973	1,002
Net amortization of loans and investment securities	1,269	1,218
Amortization and net change in mortgage servicing rights valuation	41	41
Provision for loan losses	420	3,325
Gain on sales of securities	(3)	(4)
Impairment write-down on securities recognized in earnings	—	30
Loans originated for sale	(6,773)	(6,598)
Proceeds from sale of loans	6,861	6,692
Write-down of other real estate owned	60	46
Write-down on premises and equipment available for sale	45	—
Net loss on sale or disposal of other real estate/other repossessed assets	23	31
Increase in cash surrender value of life insurance	(391)	(399)
Stock option compensation	161	88
Decrease in other assets	(1,242)	154
Increase (decrease) in other liabilities	2,753	(2,247)
Net cash provided by operating activities	13,636	9,742
Cash flows from investing activities
Proceeds from sales and calls of investment securities available for sale	875	1,925
Proceeds from maturities and pay-downs of securities available for sale	16,875	18,984
Purchase of investment securities available for sale	(6,533)	(16,605)
Net decrease in restricted stock	1,311	(336)
Net increase in loans	(17,643)	(79,275)
Capital expenditures	(871)	(515)
Proceeds from surrender of life insurance policy	—	436
Proceeds from sale of other assets	154	—
Proceeds from sale of other real estate	2,255	625
Net cash used in investing activities	(3,577)	(74,761)
Cash flows from financing activities
Net increase in demand deposits, interest-bearing checking, and savings accounts	50,325	68,454
Net increase (decrease) in time deposits	703	(8,414)
Net decrease (increase) in short-term borrowings	(24,270)	8,530
Dividends paid	(2,988)	(2,618)
Treasury shares issued under employee stock purchase plan	149	—
Treasury shares issued under dividend reinvestment plan	718	—
Common stock issued under stock option plans	—	71
Common stock issued under dividend reinvestment plan	—	1,124
Purchase of Treasury shares	—	(700)
Net cash provided by financing activities	24,637	66,447
Increase in cash and cash equivalents	34,696	1,428
Cash and cash equivalents as of January 1	36,665	39,166
Cash and cash equivalents as of September 30	$71,361	$40,594
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest on deposits and other borrowed funds	$1,786	$1,643
Income taxes	$3,405	$2,100
Noncash Activities:
Loans transferred to Other Real Estate	$52	$123

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, and cash flows as of September 30, 2017, and for all other periods presented have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted.  It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s 2016 Annual Report on Form 10-K.  The consolidated results of operations for the three and nine month periods ended September 30, 2017 are not necessarily indicative of the operating results for the full year.  Management has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.

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

Earnings per share are computed based on the weighted average number of shares outstanding during each period end.  A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Dollars and shares in thousands, except per share data)	2017	2016	2017	2016
Weighted average shares outstanding (basic)	4,343	4,307	4,332	4,295
Impact of common stock equivalents	21	7	21	3
Weighted average shares outstanding (diluted)	4,364	4,314	4,353	4,298
Anti-dilutive options excluded from calculation	—	9	—	37
Net income	$3,076	$2,075	$9,439	$6,363
Basic earnings per share	$0.71	$0.48	$2.18	$1.48
Diluted earnings per share	$0.70	$0.48	$2.17	$1.48

Note 2. Recent Accounting Pronouncements

Standard	Description	Effective Date	Effect on the financial statements or other significant matters

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

ASU 2016-15, Statements of Cash Flow (Topic 320): Classification of Certain Cash Receipts and Cash Payments

The standard clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  The amendments are intended to reduce diversity in practice.  The standard contains additional guidance clarifying when an entity should separate cash receipts and cash payments and classifies them into more than one class of cash flows (including when reasonable judgement is required to estimate and allocate cash flows) versus when an entity should classify the aggregate amount into one class of cash flows on the basis of predominance.

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

January 1, 2018

The majority of our revenue comes from net interest income, and is explicitly out of scope of the guidance.  The contracts in noninterest income that are in scope of the guidance are primarily related to service charges and fees on deposit accounts, investment and trust income and other service charges and fees.  We have completed the analysis of the contracts in scope and have determined only estate settlement fees will require a change in the method of revenue recognition.  The effect of this change has not been determined but it is not expected to be material to the Corporation's consolidated financial statements.

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

January 1, 2020

We have formed an implementation team led by the Corporation's Risk Management function. The team is reviewing the requirements of the ASU and evaluating methods and models for implementation.  The Corporation preliminarily believes the new standard will result in earlier recognition of additions to the allowance for loan losses and possibly a larger allowance for loan loss balance with a corresponding increase in the provision for loan losses in results of operations; however, the Corporation is continuing to evaluate the impact of the pending adoption of the new standard on its consolidated financial statements.

Note 3. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive losses included in shareholders' equity are as follows:

	September 30,	December 31,
	2017	2016
(Dollars in thousands)
Net unrealized gains (losses) on securities	$901	$(20)
Tax effect	(306)	7
Net of tax amount	595	(13)

Accumulated pension adjustment	(6,366)	(6,366)
Tax effect	2,164	2,164
Net of tax amount	(4,202)	(4,202)

Total accumulated other comprehensive loss	$(3,607)	$(4,215)

Note 4. Investments

The amortized cost and estimated fair value of investment securities available for sale as of September 30, 2017 and December 31, 2016 are as follows:

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
September 30, 2017	cost	gains	losses	value
Equity securities	$164	$183	$—	$347
U.S. Government and Agency securities	11,591	123	(32)	11,682
Municipal securities	59,920	971	(193)	60,698
Trust preferred securities	5,994	4	(187)	5,811
Agency mortgage-backed securities	52,818	359	(402)	52,775
Private-label mortgage-backed securities	905	81	(5)	981
Asset-backed securities	29	—	(1)	28
	$131,421	$1,721	$(820)	$132,322

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
December 31, 2016	cost	gains	losses	value
Equity securities	$164	$126	$—	$290
U.S. Government and Agency securities	12,598	148	(26)	12,720
Municipal securities	62,763	793	(571)	62,985
Trust preferred securities	5,979	—	(518)	5,461
Agency mortgage-backed securities	61,305	431	(452)	61,284
Private-label mortgage-backed securities	1,053	56	(5)	1,104
Asset-backed securities	33	—	(2)	31
	$143,895	$1,554	$(1,574)	$143,875

At September 30, 2017 and December 31, 2016, the fair value of investment securities pledged to secure public funds, trust balances, deposit and other obligations totaled $92.5 million and  $79.1 million, respectively.

The amortized cost and estimated fair value of debt securities at September 30, 2017, by contractual maturity are shown below. Actual maturities may differ from contractual maturities because of prepayment or call options embedded in the securities.

(Dollars in thousands)	Amortized cost	Fair value
Due in one year or less	$951	$953
Due after one year through five years	14,110	14,354
Due after five years through ten years	33,407	33,683
Due after ten years	29,066	29,229
	77,534	78,219
Mortgage-backed securities	53,723	53,756
	$131,257	$131,975

The composition of the net realized securities gains for the three and nine months ended are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2017	2016	2017	2016
Gross gains realized	$1	$—	$3	$4
Gross losses realized	—	—	—	—
Net gains realized	$1	$—	$3	$4

The following table provides additional detail about trust preferred securities as of September 30, 2017:

Trust Preferred Securities

(Dollars in thousands)
Deal Name	Maturity	Single Issuer or Pooled	Class	Amortized Cost	Fair Value	Gross Unrealized Gain (Loss)	Lowest Credit Rating Assigned

BankAmerica Cap III	1/15/2027	Single	Preferred Stock	$969	$945	$(24)	BB+
Wachovia Cap Trust II	1/15/2027	Single	Preferred Stock	280	282	2	BBB
Huntington Cap Trust	2/1/2027	Single	Preferred Stock	949	903	(46)	BB
Corestates Captl Tr II	2/15/2027	Single	Preferred Stock	946	948	2	BBB
Huntington Cap Trust II	6/15/2028	Single	Preferred Stock	905	852	(53)	BB
Chase Cap VI JPM	8/1/2028	Single	Preferred Stock	967	934	(33)	BBB-
Fleet Cap Tr V	12/18/2028	Single	Preferred Stock	978	947	(31)	BB+
				$5,994	$5,811	$(183)

The following table provides additional detail about private label mortgage-backed securities as of September 30, 2017:

Private Label Mortgage Backed Securities

(Dollars in thousands)				Gross				Cumulative
	Origination	Amortized	Fair	Unrealized	Collateral	Lowest Credit	Credit	OTTI
Description	Date	Cost	Value	Gain (Loss)	Type	Rating Assigned	Support %	Charges
MALT 2004-6 7A1	6/1/2004	$250	$245	$(5)	ALT A	CCC	16.60	$—
RALI 2005-QS2 A1	2/1/2005	113	127	14	ALT A	CC	0.44	15
RALI 2006-QS4 A2	4/1/2006	343	369	26	ALT A	Caa3	—	323
GSR 2006-5F 2A1	5/1/2006	30	39	9	Prime	D	—	15
RALI 2006-QS8 A1	7/28/2006	169	201	32	ALT A	Ca	—	242
		$905	$981	$76				$595

Impairment:

The investment portfolio contained ninety-three securities with $51.1 million of temporarily impaired fair value and $820 thousand in unrealized losses at September 30, 2017. The total unrealized loss position has improved from a $1.6 million unrealized loss at year-end 2016.

For securities with an unrealized loss, Management applies a systematic methodology in order to perform an assessment of the potential for other-than-temporary impairment.  In the case of debt securities, investments considered for other-than-temporary impairment: (1) had a specified maturity or repricing date; (2) were generally expected to be redeemed at par, and (3) were expected to achieve a recovery in market value within a reasonable period of time. In addition, the Bank considers whether it intends to sell these securities or whether it will be forced to sell these securities before the earlier of amortized cost recovery or maturity. Equity securities are assessed for other-than-temporary impairment based on the length of time of impairment, dollar amount of the impairment and general market and financial conditions relating to specific issues.  The impairment identified on debt and equity securities and subject to assessment at September 30, 2017, was deemed to be temporary and required no further adjustments to the financial statements, unless otherwise noted.

The following table reflects temporary impairment in the investment portfolio (excluding restricted stock), aggregated by investment category, length of time that individual securities have been in a continuous unrealized loss position and the number of securities in each category as of September 30, 2017 and December 31, 2016:

	September 30, 2017
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Government and Agency securities	$1,690	$(3)	4	$3,628	$(29)	10	$5,318	$(32)	14
Municipal securities	4,823	(34)	8	6,561	(159)	12	11,384	(193)	20
Trust preferred securities	—	—	—	4,581	(187)	5	4,581	(187)	5
Agency mortgage-backed securities	14,801	(115)	27	14,760	(287)	25	29,561	(402)	52
Private-label mortgage-backed securities	245	(5)	1	—	—	—	245	(5)	1
Asset-backed securities	—	—	—	4	(1)	1	4	(1)	1
Total temporarily impaired securities	$21,559	$(157)	40	$29,534	$(663)	53	$51,093	$(820)	93

	December 31, 2016
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Government and Agency securities	$789	$(9)	1	$3,413	$(17)	10	$4,202	$(26)	11
Municipal securities	23,407	(417)	43	1,598	(154)	2	25,005	(571)	45
Trust preferred securities	—	—	—	5,461	(518)	7	5,461	(518)	7
Agency mortgage-backed securities	26,995	(359)	39	4,656	(93)	11	31,651	(452)	50
Private-label mortgage-backed securities	281	(5)	1	—	—	—	281	(5)	1
Asset-backed securities	—	—	—	4	(2)	1	4	(2)	1
Total temporarily impaired securities	$51,472	$(790)	84	$15,132	$(784)	31	$66,604	$(1,574)	115

The unrealized loss in the municipal bond portfolio decreased to $193 thousand from $571 thousand at December 31, 2016 as market prices improved during the quarter.  There are twenty securities in this portfolio with an unrealized loss and the loss in this portfolio is deemed to be non-credit related and no other-than-temporary impairment charges have been recorded.

The trust preferred portfolio contains five securities with a fair value of $4.6 million and an unrealized loss of $187 thousand.  The trust-preferred securities held by the Bank are single entity issues, not pooled trust preferred securities.  Therefore, the impairment review of these securities is based only on the issuer and the security cannot be impaired by the performance of other issuers as if it was a pooled trust-preferred bond. All of the Bank’s trust preferred securities are single issue, variable rate notes with long maturities (2027 – 2028).  None of these bonds have suspended or missed a dividend payment. At September 30, 2017, the Bank believes it will be able to collect all interest and principal due on these bonds and no other-than-temporary-impairment charges were recorded.

The PLMBS sector is showing an unrealized gain of $76 thousand at quarter end.  This is primarily a result of the cumulative OTTI charges recorded on this portfolio.  Due to the nature of these bonds, they are evaluated closely. These bonds were all rated AAA at time of purchase, but have since experienced rating declines. Some have experienced increased delinquencies and defaults, while others have seen the credit support increase as the bonds paid-down. The Bank monitors the performance of the PLMBS investments on a regular basis and reviews delinquencies, default rates, credit support levels and various cash flow stress test scenarios. In determining the credit related loss, Management considers all principal past due 60 days or more as a loss. If additional principal moves beyond 60 days past due, it will also be considered a loss.  The Bank has recorded $595 thousand of cumulative impairment charges on this portfolio. Management continues to monitor these securities and it is possible that additional write-downs may occur if current loss trends continue.

The following table represents the cumulative credit losses on debt securities recognized in earnings for:

	Nine Months Ended
(Dollars in thousands)	September 30,
	2017	2016
Balance of cumulative credit-related OTTI at January 1	$595	$555
Additions for credit-related OTTI not previously recognized	—	30
Additional increases for credit-related OTTI previously recognized when there is
no intent to sell and no requirement to sell before recovery of amortized cost basis	—	—
Decreases for previously recognized credit-related OTTI because there was an intent to sell	—	—
Reduction for increases in cash flows expected to be collected	—	—
Balance of credit-related OTTI at September 30	$595	$585

The Bank held $456 thousand of restricted stock at September 30, 2017.  Except for $30 thousand, this investment represents stock in FHLB Pittsburgh. The Bank is required to hold this stock to be a member of FHLB and it is carried at cost of $100 per share. The level of FHLB stock held is determined by FHLB and is comprised of a minimum membership amount plus a variable activity amount. FHLB stock is evaluated for impairment primarily based on an assessment of the ultimate recoverability of its cost. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support its operations.  There is not a public market for FHLB stock and the benefits of FHLB membership (e.g., liquidity and low cost funding) add value to the stock beyond purely financial measures. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment.

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

A summary of loans outstanding, by class, at the end of the reporting periods is as follows:

	September 30,	December 31,
(Dollars in thousands)	2017	2016
Residential Real Estate 1-4 Family
Consumer first liens	$98,905	$103,125
Commercial first lien	62,075	65,445
Total first liens	160,980	168,570

Consumer junior liens and lines of credit	44,789	44,817
Commercial junior liens and lines of credit	5,352	5,396
Total junior liens and lines of credit	50,141	50,213
Total residential real estate 1-4 family	211,121	218,783

Residential real estate - construction
Consumer	1,610	1,350
Commercial	7,966	7,625
Total residential real estate construction	9,576	8,975

Commercial real estate	403,746	390,584
Commercial	282,527	270,826
Total commercial	686,273	661,410

Consumer	4,533	4,705
	911,503	893,873
Less: Allowance for loan losses	(11,543)	(11,075)
Net Loans	$899,960	$882,798

Included in the loan balances are the following:
Net unamortized deferred loan costs	$223	$242

Loans pledged as collateral for borrowings and commitments from:
FHLB	$708,950	$711,682
Federal Reserve Bank	36,288	41,152
	$745,238	$752,834

Note 6. Loan Quality and Allowance for Loan Losses

The following table presents, by class, the activity in the Allowance for Loan Losses (ALL) for the periods ended:

	Residential Real Estate 1-4 Family
	First	Junior Liens &		Commercial
(Dollars in thousands)	Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total

ALL at June 30, 2017	$1,075	$322	$281	$6,052	$2,023	$100	$1,454	$11,307
Charge-offs	—	—	—	(9)	(6)	(31)	—	(46)
Recoveries	1	5	—	17	5	4	—	32
Provision	(15)	(3)	(42)	198	(19)	19	112	250
ALL at September 30, 2017	$1,061	$324	$239	$6,258	$2,003	$92	$1,566	$11,543

ALL at December 31, 2016	$1,105	$323	$224	$6,109	$1,893	$100	$1,321	$11,075
Charge-offs	(13)	—	—	(14)	(8)	(83)	—	(118)
Recoveries	2	6	—	17	111	30	—	166
Provision	(33)	(5)	15	146	7	45	245	420
ALL at September 30, 2017	$1,061	$324	$239	$6,258	$2,003	$92	$1,566	$11,543

ALL at June 30, 2016	$1,023	$319	$205	$5,940	$1,596	$97	$1,138	$10,318
Charge-offs	—	—	—	(776)	—	(42)	—	(818)
Recoveries	1	—	—	5	7	22	—	35
Provision	(3)	1	8	876	132	21	115	1,150
ALL at September 30, 2016	$1,021	$320	$213	$6,045	$1,735	$98	$1,253	$10,685

ALL at December 31, 2015	$989	$308	$194	$5,649	$1,519	$102	$1,325	$10,086
Charge-offs	(49)	—	—	(2,730)	(66)	(126)	—	(2,971)
Recoveries	34	—	—	18	129	64	—	245
Provision	47	12	19	3,108	153	58	(72)	3,325
ALL at September 30, 2016	$1,021	$320	$213	$6,045	$1,735	$98	$1,253	$10,685

The following table presents, by class, loans that were evaluated for the ALL under the specific reserve (individually) and those that were evaluated under the general reserve (collectively) and the amount of the ALL established in each class as of September 30, 2017 and December 31, 2016:

	Residential Real Estate 1-4 Family
	First	Junior Liens &		Commercial
(Dollars in thousands)	Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total

September 30, 2017
Loans evaluated for ALL:
Individually	$697	$53	$469	$11,180	$190	$—	$—	$12,589
Collectively	160,283	50,088	9,107	392,566	282,337	4,533	—	898,914
Total	$160,980	$50,141	$9,576	$403,746	$282,527	$4,533	$—	$911,503

ALL established for loans evaluated:
Individually	$—	$—	$—	$—	$—	$—	$—	$—
Collectively	1,061	324	239	6,258	2,003	92	1,566	11,543
ALL at September 30, 2017	$1,061	$324	$239	$6,258	$2,003	$92	$1,566	$11,543

December 31, 2016
Loans evaluated for ALL:
Individually	$628	$52	$480	$13,523	$—	$—	$—	$14,683
Collectively	167,942	50,161	8,495	377,061	270,826	4,705	—	879,190
Total	$168,570	$50,213	$8,975	$390,584	$270,826	$4,705	$—	$893,873

ALL established for loans evaluated:
Individually	$—	$—	$—	$—	$—	$—	$—	$—
Collectively	1,105	323	224	6,109	1,893	100	1,321	11,075
ALL at December 31, 2016	$1,105	$323	$224	$6,109	$1,893	$100	$1,321	$11,075

The following table shows additional information about those loans considered to be impaired at September 30, 2017 and December 31, 2016:

	Impaired Loans
	With No Allowance		With Allowance
(Dollars in thousands)		Unpaid		Unpaid
	Recorded	Principal	Recorded	Principal	Related
September 30, 2017	Investment	Balance	Investment	Balance	Allowance
Residential Real Estate 1-4 Family
First liens	$1,142	$1,239	$—	$—	$—
Junior liens and lines of credit	53	54	—	—	—
Total	1,195	1,293	—	—	—
Residential real estate - construction	469	531	—	—	—
Commercial real estate	11,180	11,645	—	—	—
Commercial	291	304	—	—	—
Total	$13,135	$13,773	$—	$—	$—

December 31, 2016
Residential Real Estate 1-4 Family
First liens	$956	$1,030	$—	$—	$—
Junior liens and lines of credit	85	93	—	—	—
Total	1,041	1,123	—	—	—
Residential real estate - construction	480	535	—	—	—
Commercial real estate	13,523	14,133		—	—
Commercial	23	35	—	—	—
Total	$15,067	$15,826	$—	$—	$—

The following table shows the average of impaired loans and related interest income for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30, 2017		September 30, 2017
	Average	Interest	Average	Interest
(Dollars in thousands)	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Residential Real Estate 1-4 Family
First liens	$1,157	$10	$1,152	$32
Junior liens and lines of credit	54	—	85	—
Total	1,211	10	1,237	32
Residential real estate - construction	471	—	475	—
Commercial real estate	11,218	109	12,216	328
Commercial	292	—	263	—
Total	$13,192	$119	$14,191	$360

	Three Months Ended		Nine Months Ended
	September 30, 2016		September 30, 2016
	Average	Interest	Average	Interest
(Dollars in thousands)	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Residential Real Estate 1-4 Family
First liens	$1,196	$10	$1,262	$30
Junior liens and lines of credit	96	—	90	—
Total	1,292	10	1,352	30
Residential real estate - construction	548	—	554	—
Commercial real estate	13,889	118	17,871	478
Commercial	25	—	34	—
Total	$15,754	$128	$19,811	$508

The following table presents the aging of payments of the loan portfolio:

(Dollars in thousands)		Loans Past Due and Still Accruing					Total
	Current	30-59 Days	60-89 Days	90 Days+	Total	Non-Accrual	Loans
September 30, 2017
Residential Real Estate 1-4 Family
First liens	$160,383	$69	$93	$103	$265	$332	$160,980
Junior liens and lines of credit	49,964	87	37	—	124	53	50,141
Total	210,347	156	130	103	389	385	211,121
Residential real estate - construction	8,951	156	—	—	156	469	9,576
Commercial real estate	399,784	1,994	91	—	2,085	1,877	403,746
Commercial	282,038	198	—	—	198	291	282,527
Consumer	4,515	16	2	—	18	—	4,533
Total	$905,635	$2,520	$223	$103	$2,846	$3,022	$911,503

December 31, 2016
Residential Real Estate 1-4 Family
First liens	$166,689	$1,236	$414	$—	$1,650	$231	$168,570
Junior liens and lines of credit	50,031	96	—	—	96	86	50,213
Total	216,720	1,332	414	—	1,746	317	218,783
Residential real estate - construction	8,495	—	—	—	—	480	8,975
Commercial real estate	384,658	858	447	665	1,970	3,956	390,584
Commercial	270,478	250	75	—	325	23	270,826
Consumer	4,672	30	3	—	33	—	4,705
Total	$885,023	$2,470	$939	$665	$4,074	$4,776	$893,873

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

	Pass	Special Mention	Substandard	Doubtful
(Dollars in thousands)	(1-5)	(6)	(7)	(8)	Total

September 30, 2017
Residential Real Estate 1-4 Family
First liens	$158,175	$1,486	$1,319	$—	$160,980
Junior liens and lines of credit	50,088	—	53	—	50,141
Total	208,263	1,486	1,372	—	211,121
Residential real estate - construction	8,361	—	1,215	—	9,576
Commercial real estate	392,367	685	10,694	—	403,746
Commercial	280,941	18	1,568	—	282,527
Consumer	4,533	—	—	—	4,533
Total	$894,465	$2,189	$14,849	$—	$911,503

December 31, 2016
Residential Real Estate 1-4 Family
First liens	$167,199	$227	$1,144	$—	$168,570
Junior liens and lines of credit	50,017	28	168	—	50,213
Total	217,216	255	1,312	—	218,783
Residential real estate - construction	8,220	—	755	—	8,975
Commercial real estate	377,283	—	13,301	—	390,584
Commercial	267,901	957	1,968	—	270,826
Consumer	4,705	—	—	—	4,705
Total	$875,325	$1,212	$17,336	$—	$893,873

The following table presents information on the Bank’s Troubled Debt Restructuring (TDR) loans:

					Troubled Debt Restructurings
					That Have Defaulted on
					Modified Terms in the
(Dollars in thousands)	Troubled Debt Restructurings				Last Twelve Months
	Number of	Recorded			Number of	Recorded
	Contracts	Investment	Performing*	Nonperforming*	Contracts	Investment
September 30, 2017
Residential real estate - construction	1	$469	$469	$—	—	$—
Residential real estate	5	746	707	39	1	39
Commercial real estate	11	11,094	10,499	595	1	595
Total	17	$12,309	$11,675	$634	2	$634

December 31, 2016
Residential real estate - construction	1	$480	$480	$—	—	$—
Residential real estate	5	875	724	151	1	151
Commercial real estate	11	12,064	10,814	1,250	1	1,250
Total	17	$13,419	$12,018	$1,401	2	$1,401

*The performing status is determined by the loan’s compliance with the modified terms.

There were no new TDR loans during 2017.

The following table reports new TDR loans during 2016, concession granted and the recorded investment as of September 30, 2016:

	New During Period
Nine Months Ended	Number of	Pre-TDR	After-TDR	Recorded
September 30, 2016	Contracts	Modification	Modification	Investment	Concession
Commercial real estate	1	$525	$525	$515	multiple
Residential real estate	1	238	238	238	maturity
	2	$763	$763	$753

Note 7. Other Real Estate Owned

Changes in other real estate owned during the nine months ended September 30, 2017 and 2016 were as follows:

	September 30,
(Dollars in thousands)	2017	2016
Balance at beginning of the period	$4,915	$6,451
Additions	52	123
Proceeds from dispositions	(2,255)	(625)
(Loss) gain on sales, net	(23)	(31)
Valuation adjustment	(60)	(46)
Balance at the end of the period	$2,629	$5,872

Note 8. Pension

The components of pension expense for the periods presented are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2017	2016	2017	2016
Components of net periodic cost:
Service cost	$80	$83	$237	$247
Interest cost	167	180	500	540
Expected return on plan assets	(268)	(290)	(804)	(873)
Settlement expense	—	225	—	225
Recognized net actuarial loss	137	120	411	351
Net period cost	$116	$318	$344	$490

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

The following methods and assumptions were used to estimate the fair values of the Corporation’s financial instruments at September 30, 2017 and December 31, 2016.

Cash and Cash Equivalents:  For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Investment securities:  The fair value of investment securities is determined in accordance with the methods described under FASB ASC Topic.

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

The fair value of the Corporation's financial instruments are as follows:

	September 30, 2017
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$71,361	$71,361	$71,361	$—	$—
Investment securities available for sale	132,322	132,322	347	131,975	—
Restricted stock	456	456	—	456	—
Loans held for sale	452	452	—	452	—
Net loans	899,960	900,811	—	—	900,811
Accrued interest receivable	3,360	3,360	—	3,360	—

Financial liabilities:
Deposits	$1,033,148	$1,032,522	$—	$1,032,522	$—
Accrued interest payable	130	120	—	120	—

	December 31, 2016
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$36,665	$36,665	$36,665	$—	$—
Investment securities available for sale	143,875	143,875	290	143,585	—
Restricted stock	1,767	1,767	—	1,767	—
Loans held for sale	540	540	—	540	—
Net loans	882,798	889,910	—	—	889,910
Accrued interest receivable	3,592	3,592	—	3,592	—

Financial liabilities:
Deposits	$982,120	$981,949	$—	$981,949	$—
Short-term debt	24,270	24,270	24,270	—	—
Accrued interest payable	116	116	—	116	—

Recurring Fair Value Measurements

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2017 and December 31, 2016 are as follows:

(Dollars in Thousands	Fair Value at September 30, 2017
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities	$347	$—	$—	$347
U.S. Government and Agency securities	—	11,682	—	11,682
Municipal securities	—	60,698	—	60,698
Trust Preferred Securities	—	5,811	—	5,811
Agency mortgage-backed securities	—	52,775	—	52,775
Private-label mortgage-backed securities	—	981	—	981
Asset-backed securities	—	28	—	28
Total assets	$347	$131,975	$—	$132,322

(Dollars in Thousands)	Fair Value at December 31, 2016
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities	$290	$—	$—	$290
U.S. Government and Agency securities	—	12,720	—	12,720
Municipal securities	—	62,985	—	62,985
Trust Preferred Securities	—	5,461	—	5,461
Agency mortgage-backed securities	—	61,284	—	61,284
Private-label mortgage-backed securities	—	1,104	—	1,104
Asset-backed securities	—	31	—	31
Total assets	$290	$143,585	$—	$143,875

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

Nonrecurring Fair Value Measurements

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2017 and December 31, 2016 are as follows:

(Dollars in Thousands)
	Fair Value at September 30, 2017
Asset Description	Level 1	Level 2	Level 3	Total
Other real estate owned (1)	$—	$—	$121	$121
Total assets	$—	$—	$121	$121

(Dollars in Thousands)	Fair Value at December 31, 2016
Asset Description	Level 1	Level 2	Level 3	Total
Premises held-for-sale (1)	$—	$—	$200	$200
Other real estate owned (1)	—	—	2,407	2,407
Total assets	$—	$—	$2,607	$2,607
(1)	Includes assets directly charged-down to fair value during the year-to-date period.

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

The Corporation did not record any liabilities at fair value for which measurement of the fair value was made on a nonrecurring basis at September 30, 2017. For financial assets and liabilities measured at fair value on a recurring basis, there were no transfers of financial assets or liabilities between Level 1 and Level 2 during the period ending September 30, 2017.

The following table presents additional quantitative information about Level 3 assets measured at fair value on a nonrecurring basis:

(Dollars in Thousands)	Quantitative Information about Level 3 Fair Value Measurements
September 30, 2017	Fair Value	Valuation Technique	Unobservable Input	(Weighted Average)
Other real estate owned	$121	Appraisal	N/A	—
			Cost to sell	8% (8%)

				Range
December 31, 2016	Fair Value	Valuation Technique	Unobservable Input	(Weighted Average)
Premises held-for-sale	$200	Appraisal	Qualitative adjustment	5% (5%)

Other real estate owned	2,407	Appraisal	N/A	—
			Cost to sell	8% (8%)

Note 10. Capital Ratios

Capital adequacy is currently defined by regulatory agencies through the use of several minimum required ratios.  In July 2013, Federal banking regulators approved the final rules from the Basel Committee on Banking Supervision for the regulation of capital requirements for bank holding companies and U.S banks, generally referred to as “Basel III.” The Basel III standards were effective for the Corporation and the Bank, effective January 1, 2015 (subject to a phase-in period for certain provisions).  Basel III imposes significantly higher capital requirements and more restrictive leverage and liquidity ratios than those previously in place.  The capital ratios to be considered “well capitalized” under Basel III are: (1) Common Equity Tier 1 (CET1) of 6.5%, (2) Tier 1 Leverage of 5%, (3) Tier 1 Risk-Based Capital of 8%, and (4) Total Risk-Based Capital of 10%.  The CET1 ratio is a new capital ratio under Basel III and the Tier 1 risk-based capital ratio of 8% has been increased from 6%. The rules also include changes in the risk weights of certain assets to better reflect credit and other risk exposures. In addition, a capital conservation buffer will be phased-in beginning January 1, 2016 at 0.625%,  1.25% for 2017, 1.875% for 2018 and 2.50% for 2019 and thereafter.  The capital conservation buffer will be applicable to all of the capital ratios except for the Tier1 Leverage ratio. The capital conservation buffer is equal to the lowest value of the three applicable capital ratios less the regulatory minimum for each respective capital measurement.  The Bank’s capital conservation buffer at September 30, 2017 was 8.89% (total risk-based capital 16.89% less 8.00%) compared to the 2017 regulatory buffer of 1.25%.  Compliance with the capital conservation buffer is required in order to avoid limitations to certain capital distributions.  As of September 30, 2017, the Bank was “well capitalized’ under the Basel III requirements and believes it would be “well capitalized” on a fully-phased in basis had such a requirement been in effect.

The following table summarizes regulatory capital information as of September 30, 2017 and December 31, 2016 for the Corporation and the Bank.

			Regulatory Ratios
			Adequately	Well
	September 30,	December 31,	Capitalized	Capitalized
(Dollars in thousands)	2017	2016	Minimum	Minimum

Common Equity Tier 1 Risk-based Capital Ratio (1)
Franklin Financial Services Corporation	15.62%	14.41%	4.500%	N/A
Farmers & Merchants Trust Company	15.56%	14.29%	4.500%	6.50%

Tier 1 Risk-based Capital Ratio (2)
Franklin Financial Services Corporation	15.62%	14.41%	6.000%	N/A
Farmers & Merchants Trust Company	15.56%	14.29%	6.000%	8.00%

Total Risk-based Capital Ratio (3)
Franklin Financial Services Corporation	16.89%	15.67%	8.000%	N/A
Farmers & Merchants Trust Company	16.82%	15.55%	8.000%	10.00%

Tier 1 Leverage Ratio (4)
Franklin Financial Services Corporation	10.39%	10.11%	4.000%	N/A
Farmers & Merchants Trust Company	10.34%	10.02%	4.000%	5.00%

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

For the Three and Nine Months Ended September  30, 2017 and 2016

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

Results of Operations

Year-to-Date Summary

At September 30, 2017, total assets were $1.166 billion.  The investment portfolio declined during the year as maturing cash flow was reinvested in the loan portfolio.  Growth in the loan portfolio was primarily in commercial loans.  However, this growth was tempered by approximately $14 million in loan participations which were paid off during the year.   All deposit categories have seen an increase during the year. Net income increased due to the growth in interest income from the loan portfolio as well as a decrease in provision for loan losses. The provision for loan losses decreased due to an improvement in loan quality and higher provision for loan losses in 2016 related to a large commercial loan charge-off.  The increase in noninterest income was primarily from assets under management in the Bank’s Investment and Trust Services department and loan service charges from past due fees collected on the pay-off of a large nonaccrual commercial loan.  Noninterest expense increased primarily from increases in salaries and benefits.

Key performance ratios as of, or for the three months ended September 30, 2017 and 2016 and the year ended December 31, 2016 are listed below:

	September 30,	December 31,	September 30,
	2017	2016	2016
(Dollars in thousands, except per share)

Balance Sheet Highlights
Total assets	$1,165,549	$1,127,443	$1,107,120
Investment securities	132,322	143,875	155,345
Loans, net	899,960	882,798	847,891
Deposits	1,033,148	982,120	978,552
Shareholders' equity	124,580	116,493	116,879

Summary of Operations
Interest income	$29,547	$36,979	$27,434
Interest expense	1,800	2,245	1,656
Net interest income	27,747	34,734	25,778
Provision for loan losses	420	3,775	3,325
Net interest income after provision for loan losses	27,327	30,959	22,453
Noninterest income	9,052	11,605	8,613
Noninterest expense	24,423	33,175	23,505
Income before income taxes	11,956	9,389	7,561
Federal income tax expense	2,517	1,302	1,198
Net income	$9,439	$8,087	$6,363

Performance Measurements
Return on average assets*	1.11%	0.74%	0.79%
Return on average equity*	10.50%	7.04%	7.42%
Return on average tangible assets (1)*	1.12%	0.75%	0.79%
Return on average tangible equity (1)*	11.35%	7.64%	8.05%
Efficiency ratio (1)	63.00%	68.26%	65.21%
Net interest margin*	3.71%	3.62%	3.61%

Shareholders' Value (per common share)
Diluted earnings per share	$2.17	$1.88	$1.48
Basic earnings per share	2.18	1.88	1.48
Regular cash dividends paid	0.69	0.82	0.61
Book value	28.66	26.99	27.19
Tangible book value (1)	26.59	24.90	25.09
Market value	35.05	28.60	24.31
Market value/book value ratio	122.30%	105.97%	89.41%
Price/earnings multiple*	12.13	15.21	12.34
Current dividend yield*	2.74%	2.94%	3.46%
Dividend payout ratio	31.66%	43.56%	41.14%

Safety and Soundness
Risk-based capital ratio (Total)	16.89%	15.67%	15.86%
Leverage ratio (Tier 1)	10.39%	10.11%	10.07%
Common equity ratio (Tier 1)	15.62%	14.41%	14.60%
Nonperforming loans/gross loans	0.34%	0.61%	0.69%
Nonperforming assets/total assets	0.49%	0.92%	1.07%
Allowance for loan losses as a % of loans	1.27%	1.24%	1.24%
Net (recoveries) loan charge-offs/average loans*	-0.01%	0.33%	0.44%

Trust assets under management (fair value)	$662,733	$622,630	$617,289

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

(Dollars in thousands, except per share)	Nine Months Ended	Twelve Months Ended	Nine Months Ended
	September 30, 2017	December 31, 2016	September 30, 2016
Return on Average Tangible Assets (non-GAAP)
Net income	$9,439	$8,087	$6,363
Plus intangible amortization (net of tax)	—	—	—
Net income (non-GAAP)	9,439	8,087	6,363

Average assets	1,133,791	1,088,047	1,079,250
Less average intangible assets	(9,016)	(9,016)	(9,016)
Average assets (non-GAAP)	1,124,775	1,079,031	1,070,234

Return on average tangible assets (non-GAAP)	1.12%	0.75%	0.79%

Return on Tangible Equity (non-GAAP)
Net income	$9,439	$8,087	$6,363
Plus intangible amortization (net of tax)	—	—	—
Net income (non-GAAP)	9,439	8,087	6,363

Average shareholders' equity	119,886	114,884	114,363
Less average intangible assets	(9,016)	(9,016)	(9,016)
Average shareholders' equity (non-GAAP)	110,870	105,868	105,347

Return on average tangible equity (non-GAAP)	11.35%	7.64%	8.05%

Tangible Book Value (per share) (non-GAAP)
Shareholders' equity	$124,580	$116,493	$116,879
Less intangible assets	(9,016)	(9,016)	(9,016)
Shareholders' equity (non-GAAP)	115,564	107,477	107,863

Shares outstanding (in thousands)	4,346	4,317	4,299

Tangible book value (non-GAAP)	26.59	24.90	25.09

Efficiency Ratio
Noninterest expense	$24,423	$33,175	$23,505

Net interest income	27,747	34,734	25,778
Plus tax equivalent adjustment to net interest income	1,970	2,246	1,626
Plus noninterest income, net of securities gains/losses & OTTI	9,049	11,623	8,639
Total revenue	38,766	48,603	36,043

Efficiency ratio	63.00%	68.26%	65.21%

Net Interest Income

The largest source of the Corporation’s earnings is net interest income, which is defined as the difference between income on interest-earning assets and the expense of interest-bearing liabilities supporting those assets.  Principal categories of interest-earning assets are loans and securities, while deposits, short-term borrowings and long-term debt are the principal categories of interest-bearing liabilities.  Demand deposits enhance net interest income because they are noninterest-bearing deposits. For the purpose of this discussion, balance sheet items refer to the average balance for the year and net interest income is adjusted to a fully taxable-equivalent basis.  This tax-equivalent adjustment facilitates performance comparisons between taxable and tax-free assets by increasing the tax-free income by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the Corporation’s 34% Federal statutory rate.

Comparison of the three months ended September 30, 2017 to the three months ended September 30, 2016:

Tax equivalent net interest income increased $760 thousand to $10.1 million in the third quarter of 2017 compared to $9.4 million in the same period in 2016.  Balance sheet volume contributed $523 thousand to this increase and changes in interest rates added $237 thousand.

The following table presents average balances, tax-equivalent (T/E) interest income, and yields earned or rates paid on the assets or liabilities.  All nontaxable interest income has been adjusted to a tax-equivalent basis using a tax rate of 34%.

	For the Three Months Ended September 30,
	2017			2016

	Average	Income or	Average	Average	Income or	Average
(Dollars in thousands)	balance	expense	yield/rate	balance	expense	yield/rate

Interest-earning assets:
Interest-bearing obligations of other
banks and federal funds sold	$43,692	$147	1.33%	$32,055	$79	0.98%
Investment securities:
Taxable	92,074	511	2.20%	107,998	571	2.10%
Tax Exempt	43,032	412	3.83%	52,444	533	4.07%
Investments	135,106	923	2.71%	160,442	1,104	2.74%
Loans:
Commercial, industrial and agricultural	757,619	8,029	4.15%	691,245	7,135	4.04%
Residential mortgage	74,095	742	4.01%	76,776	763	3.98%
Home equity loans and lines	72,162	843	4.63%	71,990	777	4.29%
Consumer	4,644	64	5.47%	4,785	64	5.32%
Loans	908,520	9,678	4.18%	844,796	8,739	4.06%
Total interest-earning assets	1,087,318	$10,748	3.92%	1,037,293	$9,922	3.81%
Other assets	64,536			67,808
Total assets	$1,151,854			$1,105,101

Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$280,727	$91	0.13%	$259,986	$87	0.13%
Money Management	412,209	391	0.38%	394,866	341	0.34%
Savings	78,683	36	0.18%	73,814	14	0.08%
Time	72,154	111	0.61%	79,084	117	0.59%
Total interest-bearing deposits	843,773	629	0.30%	807,750	559	0.28%

Other borrowings	—	—	—	3,190	4	0.54%
Total interest-bearing liabilities	843,773	629	0.30%	810,940	563	0.28%
Noninterest-bearing deposits	180,034			174,131
Other liabilities	5,185			3,860
Shareholders' equity	122,862			116,170
Total liabilities and shareholders' equity	$1,151,854			$1,105,101
T/E net interest income/Net interest margin		10,119	3.69%		9,359	3.59%
Tax equivalent adjustment		(685)			(574)
Net interest income		$9,434			$8,785

Provision for Loan Losses

Provision expense for the third quarter was $250 thousand, compared to $1.2 million in 2016.  The decrease in the provision expense was due to slower net growth in the loan portfolio and an improvement in loan quality and higher provision expense in 2016 related to a large commercial loan charge-off.   For more information refer to the Loan Quality and Allowance for Loan Losses discussion in the Financial Condition section.

Noninterest Income

For the third quarter of 2017, noninterest income increased $168 thousand from the same period in 2016.  Investment and trust service fees increased due to growth in assets under management and commissions from insurance sales in the third quarter of 2017. Loan service charges increased from higher mortgage production fees and commercial letter of credit fees.

The following table presents a comparison of noninterest income for the three months ended September 30, 2017 and 2016.

	For the Three Months Ended
	September 30,		Change
(Dollars in thousands)	2017	2016	Amount	%
Noninterest Income
Investment and trust services fees	$1,353	$1,211	$142	11.7
Loan service charges	201	102	99	97.1
Deposit service charges and fees	611	635	(24)	(3.8)
Other service charges and fees	340	325	15	4.6
Debit card income	325	373	(48)	(12.9)
Increase in cash surrender value of life insurance	130	131	(1)	(0.8)
Net loss on sale of other real estate owned	(23)	(20)	(3)	(15.0)
OTTI losses on debt securities	—	(10)	10	100.0
Securities gains, net	1	—	1	N/A
Other	33	56	(23)	(41.1)
Total noninterest income	$2,971	$2,803	$168	6.0

Noninterest Expense

Noninterest expense for the third quarter of increased $325 thousand compared to the same period in 2016.  The increase in salaries and benefits was primarily due to an increase in salary expense due to merit increases and increased staffing levels ($124 thousand), health insurance costs ($65 thousand), incentive plans ($37 thousand) and stock option compensation ($24 thousand) compared to the same period in 2016.  Legal and professional fees increased due to fees associated with a lawsuit brought against the Corporation in 2015.  FDIC insurance decreased due to a lower assessment rate as a result of an improvement in the Bank’s credit quality.  Other expenses increased due to recruitment fees for increased staffing levels.

The following table presents a comparison of noninterest expense for the three months ended September 30, 2017 and 2016

	For the Three Months Ended
(Dollars in thousands)	September 30,		Change
Noninterest Expense	2017	2016	Amount	%
Salaries and benefits	$4,694	$4,566	$128	2.8
Occupancy, net	596	556	40	7.2
Furniture and equipment	213	221	(8)	(3.6)
Advertising	332	296	36	12.2
Legal and professional	502	423	79	18.7
Data processing	567	539	28	5.2
Pennsylvania bank shares tax	243	203	40	19.7
FDIC insurance	82	188	(106)	(56.4)
ATM/debit card processing	190	214	(24)	(11.2)
Foreclosed real estate	24	18	6	33.3
Telecommunications	106	91	15	16.5
Other	756	665	91	13.7
Total noninterest expense	$8,305	$7,980	$325	4.1

Provision for Income Taxes

For the third quarter of 2017, the Corporation recorded a Federal income tax expense of $774 thousand compared to $383 thousand for the same quarter in 2016. The effective tax rate was 20.1% for the third quarter of 2017 compared to 15.6% for the same period in 2016.  The increase in the effective tax rate was due to an increase in pretax income in 2017. Pre-tax income increased $1.4 million in 2017 due to an increase in net interest income and a $900 thousand decrease in the provision for loan losses expense. The variances from the federal statutory rate are generally due to tax-exempt income from investments, loans and bank-owned life insurance. All taxable income for the Corporation is taxed at a rate of 34%.

Comparison of the nine months ended September 30, 2017 to the nine months ended September 30, 2016:

Net Interest Income

Tax equivalent net interest income increased $2.3 million to $29.7 million in the first nine months of 2017 compared to $27.4 million in the same period in 2016.  Balance sheet volume contributed $2.1 million to this increase and changes in interest rates added  $252 thousand.

The following table presents average balances, tax-equivalent (T/E) interest income, and yields earned or rates paid on the assets or liabilities.  All nontaxable interest income has been adjusted to a tax-equivalent basis using a tax rate of 34%.

	For the Nine Months Ended September 30,
	2017			2016

	Average	Income or	Average	Average	Income or	Average
(Dollars in thousands)	balance	expense	yield/rate	balance	expense	yield/rate

Interest-earning assets:
Interest-bearing obligations of other
banks and federal funds sold	$31,431	$297	1.26%	$34,639	$220	0.85%
Investment securities:
Taxable	92,660	1,581	2.28%	107,310	1,741	2.17%
Tax Exempt	44,617	1,291	3.86%	51,864	1,618	4.16%
Investments	137,277	2,872	2.80%	159,174	3,359	2.82%
Loans:
Commercial, industrial and agricultural	749,693	23,462	4.13%	665,302	20,683	4.09%
Residential mortgage	75,243	2,241	3.97%	77,467	2,318	3.99%
Home equity loans and lines	71,945	2,457	4.57%	71,443	2,288	4.28%
Consumer	4,672	188	5.38%	4,861	192	5.28%
Loans	901,553	28,348	4.16%	819,073	25,481	4.10%
Total interest-earning assets	1,070,261	$31,517	3.94%	1,012,886	$29,060	3.83%
Other assets	63,530			66,364
Total assets	$1,133,791			$1,079,250

Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$271,454	$257	0.13%	$250,390	239	0.13%
Money Management	414,988	1,119	0.36%	392,050	1,007	0.34%
Savings	78,269	87	0.15%	72,368	41	0.08%
Time	73,106	322	0.59%	81,960	363	0.59%
Total interest-bearing deposits	837,817	1,785	0.28%	796,768	1,650	0.28%

Other borrowings	2,466	15	0.82%	1,597	6	0.56%
Total interest-bearing liabilities	840,283	1,800	0.29%	798,365	1,656	0.28%
Noninterest-bearing deposits	168,453			161,727
Other liabilities	5,169			4,795
Shareholders' equity	119,886			114,363
Total liabilities and shareholders' equity	$1,133,791			$1,079,250
T/E net interest income/Net interest margin		29,717	3.71%		27,404	3.61%
Tax equivalent adjustment		(1,970)			(1,626)
Net interest income		$27,747			$25,778

Provision for Loan Losses

Provision expense for the first nine months of 2017 was $420 thousand, compared to $3.3 million in 2016.  The decrease in the provision for loan losses expense was due to slower net growth in the loan portfolio, as several large participation loans paid-off in 2017, an improvement in loan quality and a higher provision expense in 2016 related to a large commercial loan charge-off.  For more information refer to the Loan Quality and Allowance for Loan Losses discussion in the Financial Condition section.

Noninterest Income

For the first nine months of 2017, noninterest income increased $439 thousand from the same period in 2016.  Investment and trust service fees increased primarily due to an increase in assets under management. Loan service charges increased from past due fees ($160 thousand) collected from a pay-off on a large nonaccrual commercial loan.  Other service charges and fees increased from the Bank’s Merchant card program.  Other income was higher in 2016, due to a $76 thousand gain from the proceeds of a bank owned life insurance policy.

The following table presents a comparison of noninterest income for the nine months ended September 30, 2017 and 2016.

	For the Nine Months Ended
	September 30,		Change
(Dollars in thousands)	2017	2016	Amount	%
Noninterest Income
Investment and trust services fees	$3,991	$3,683	$308	8.4
Loan service charges	657	518	139	26.8
Deposit service charges and fees	1,789	1,815	(26)	(1.4)
Other service charges and fees	996	941	55	5.8
Debit card income	1,062	1,095	(33)	(3.0)
Increase in cash surrender value of life insurance	391	399	(8)	(2.0)
Net loss on sale of other real estate owned	(23)	(31)	8	25.8
OTTI losses on debt securities	—	(30)	30	100.0
Securities gains, net	3	4	(1)	(25.0)
Other	186	219	(33)	(15.1)
Total noninterest income	$9,052	$8,613	$439	5.1

Noninterest Expense

Noninterest expense for the first nine months of 2017 increased $918 thousand compared to the same period in 2016.  The increase in salaries and benefits was due primarily to an increase in salary expense due to merit increases and increased staffing levels ($317 thousand),  incentive plans ($181 thousand), health insurance costs ($181 thousand), 401K expense ($118 thousand) and stock option compensation ($73 thousand) compared to the same period in 2016. Legal and professional fees increased due to fees associated with a lawsuit brought against the Corporation in 2015.    The change in data processing expenses is due to increased utilization of the Bank’s mobile banking platforms.  FDIC insurance decreased due to a lower assessment rate as a result of an improvement in the Bank’s credit quality.

The following table presents a comparison of noninterest expense for the nine months ended September 30, 2017 and 2016:

	For the Nine Months Ended
(Dollars in thousands)	September 30,		Change
Noninterest Expense	2017	2016	Amount	%
Salaries and benefits	$14,190	$13,282	$908	6.8
Occupancy, net	1,716	1,708	8	0.5
Furniture and equipment	670	655	15	2.3
Advertising	873	839	34	4.1
Legal and professional	1,173	1,114	59	5.3
Data processing	1,643	1,540	103	6.7
Pennsylvania bank shares tax	728	699	29	4.1
FDIC insurance	281	514	(233)	(45.3)
ATM/debit card processing	630	642	(12)	(1.9)
Foreclosed real estate	95	93	2	2.2
Telecommunications	308	300	8	2.7
Other	2,116	2,119	(3)	(0.1)
Total noninterest expense	$24,423	$23,505	$918	3.9

Provision for Income Taxes

For the first nine months of 2017, the Corporation recorded a Federal income tax expense of $2.5 million compared to $1.2 million for the same period in 2016. The effective tax rate was 21.1% for the first nine months of 2017 compared to 15.8% for the same period in 2016.  The increase in the effective tax rate was due primarily to an increase in pretax income in 2017. Pre-tax income increased $4.4 million in 2017 due to an increase in net interest income and a $2.9 million decrease in the provision for loan losses expense.  The variances from the federal statutory rate are generally due to tax-exempt income from investments, loans and bank-owned life insurance. All taxable income for the Corporation is taxed at a rate of 34%.

Financial Condition

Summary:

At September 30, 2017, assets totaled $1.166 billion, an increase of $38.1 million from the 2016 year-end balance of $1.127 billion. Investment securities decreased $11.6 million, while net loans increased $17.2 million (1.9%) due to growth in the commercial loan portfolio. Deposits increased $51.0 million (5.2%) during the first nine months of 2017, mainly in interest-bearing deposits. Shareholders’ equity increased $8.1 million during the first nine months as retained earnings increased  $6.5 million, accumulated other comprehensive loss decreased $608 thousand and the Corporation’s Dividend Reinvestment Plan (DRIP) added an additional $718 thousand in new capital.

Cash and Cash Equivalents:

Cash and cash equivalents totaled $71.4 million at September 30, 2017, an increase of $34.7 million from the prior year-end balance of $36.7 million.  Interest-bearing deposits are held primarily at the Federal Reserve ($48.1 million) and in short-term bank owned certificates of deposit ($6.2 million).

Investment Securities:

The investment portfolio has decreased $12.5 million on a cost basis, since year-end 2016. The composition of the portfolio has remained consistent with municipal securities and U.S. Agency mortgage-backed securities comprising the greatest portion of the portfolio at approximately 46% and 40% of the portfolio fair value, respectively.  The average life of the portfolio was 3.61 years.

The investment portfolio had a net unrealized gain of $901 thousand at September 30, 2017 compared to a net unrealized loss of $20 thousand at the prior year-end. The increase in the unrealized gain is due primarily to the change in interest rates.  The portfolio averaged $137.3 million with a yield of 2.80% for the first nine months of 2017. This compares to an average of $159.2 million and a yield of 2.82% for the same period in 2016.

The Bank holds only one equity security, a Pennsylvania community bank. The municipal bond portfolio is well diversified geographically (issuers from within 28 states) and is comprised primarily of general obligation bonds (72%).  Many municipal bonds have credit enhancements in the form of private bond insurance or other credit support. The largest geographic municipal bond exposure is to 14 issuers in the state of Texas with a fair value of $8.4 million and 9 issuers in the states of Ohio and Pennsylvania each with a fair value of $5.7 million in each state. The average rating of the municipal portfolio from Moody’s is Aa2. It contains $59.3 million of bonds rated A3 or higher and one bond of $600 thousand that is not rated by Moody’s rating agency.  No municipal bonds are rated below investment grade.

The holdings of trust preferred investments and private-label mortgage-backed securities (PLMBS) are unchanged since year-end and are detailed in separate tables.

The amortized cost and estimated fair value of investment securities available for sale as of September 30, 2017 and December 31, 2016 is as follows:

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
September 30, 2017	cost	gains	losses	value
Equity securities	$164	$183	$—	$347
U.S. Government and Agency securities	11,591	123	(32)	11,682
Municipal securities	59,920	971	(193)	60,698
Trust preferred securities	5,994	4	(187)	5,811
Agency mortgage-backed securities	52,818	359	(402)	52,775
Private-label mortgage-backed securities	905	81	(5)	981
Asset-backed securities	29	—	(1)	28
	$131,421	$1,721	$(820)	$132,322

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
December 31, 2016	cost	gains	losses	value
Equity securities	$164	$126	$—	$290
U.S. Government and Agency securities	12,598	148	(26)	12,720
Municipal securities	62,763	793	(571)	62,985
Trust preferred securities	5,979	—	(518)	5,461
Agency mortgage-backed securities	61,305	431	(452)	61,284
Private-label mortgage-backed securities	1,053	56	(5)	1,104
Asset-backed securities	33	—	(2)	31
	$143,895	$1,554	$(1,574)	$143,875

The investment portfolio contained ninety-three securities with $51.1 million of temporarily impaired fair value and $820 thousand in unrealized losses at September 30, 2017. The total unrealized loss position has improved from a $1.6 million unrealized loss at year-end 2016.

For securities with an unrealized loss, Management applies a systematic methodology in order to perform an assessment of the potential for other-than-temporary impairment.  In the case of debt securities, investments considered for other-than-temporary impairment: (1) had a specified maturity or repricing date; (2) were generally expected to be redeemed at par, and (3) were expected to achieve a recovery in market value within a reasonable period of time. In addition, the Bank considers whether it intends to sell these securities or whether it will be forced to sell these securities before the earlier of amortized cost recovery or maturity. Equity securities are assessed for other-than-temporary impairment based on the length of time of impairment, dollar amount of the impairment and general market and financial conditions relating to specific issues.  The impairment identified on debt and equity securities and subject to assessment at September 30, 2017, was deemed to be temporary and required no further adjustments to the financial statements, unless otherwise noted.

The following table reflects temporary impairment in the investment portfolio (excluding restricted stock), aggregated by investment category, length of time that individual securities have been in a continuous unrealized loss position and the number of securities in each category as of September 30, 2017 and December 31, 2016:

	September 30, 2017
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Government and Agency securities	$1,690	$(3)	4	$3,628	$(29)	10	$5,318	$(32)	14
Municipal securities	4,823	(34)	8	6,561	(159)	12	11,384	(193)	20
Trust preferred securities	—	—	—	4,581	(187)	5	4,581	(187)	5
Agency mortgage-backed securities	14,801	(115)	27	14,760	(287)	25	29,561	(402)	52
Private-label mortgage-backed securities	245	(5)	1	—	—	—	245	(5)	1
Asset-backed securities	—	—	—	4	(1)	1	4	(1)	1
Total temporarily impaired securities	$21,559	$(157)	40	$29,534	$(663)	53	$51,093	$(820)	93

	December 31, 2016
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Government and Agency securities	$789	$(9)	1	$3,413	$(17)	10	$4,202	$(26)	11
Municipal securities	23,407	(417)	43	1,598	(154)	2	25,005	(571)	45
Trust preferred securities	—	—	—	5,461	(518)	7	5,461	(518)	7
Agency mortgage-backed securities	26,995	(359)	39	4,656	(93)	11	31,651	(452)	50
Private-label mortgage-backed securities	281	(5)	1	—	—	—	281	(5)	1
Asset-backed securities	—	—	—	4	(2)	1	4	(2)	1
Total temporarily impaired securities	$51,472	$(790)	84	$15,132	$(784)	31	$66,604	$(1,574)	115

The unrealized loss in the municipal bond portfolio decreased to $193 thousand from $571 thousand at December 31, 2016 as market prices improved during the quarter.  There are twenty securities in this portfolio with an unrealized loss and the loss in this portfolio is deemed to be non-credit related and no other-than-temporary impairment charges have been recorded.

The trust preferred portfolio contains five securities with a fair value of $4.6 million and an unrealized loss of $187 thousand.  The trust-preferred securities held by the Bank are single entity issues, not pooled trust preferred securities.  Therefore, the impairment review of these securities is based only on the issuer and the security cannot be impaired by the performance of other issuers as if it was a pooled trust-preferred bond. All of the Bank’s trust preferred securities are single issue, variable rate notes with long maturities (2027 – 2028).  None of these bonds have suspended or missed a dividend payment. At September 30, 2017, the Bank believes it will be able to collect all interest and principal due on these bonds and no other-than-temporary-impairment charges were recorded.

The PLMBS sector is showing an unrealized gain of $76 thousand at quarter end.  This is primarily a result of the cumulative OTTI charges recorded on this portfolio.  Due to the nature of these bonds, they are evaluated closely. These bonds were all rated AAA at time of purchase, but have since experienced rating declines. Some have experienced increased delinquencies and defaults, while others have seen the credit support increase as the bonds paid-down. The Bank monitors the performance of the PLMBS investments on a regular basis and reviews delinquencies, default rates, credit support levels and various cash flow stress test scenarios. In determining the credit related loss, Management considers all principal past due 60 days or more as a loss. If additional principal moves beyond 60 days past due, it will also be considered a loss.  The Bank has recorded $595 thousand of cumulative impairment charges on this portfolio. Management continues to monitor these securities and it is possible that additional write-downs may occur if current loss trends continue.

The Bank held $456 thousand of restricted stock at September 30, 2017.  Except for $30 thousand, this investment represents stock in FHLB Pittsburgh. The Bank is required to hold this stock to be a member of FHLB and it is carried at cost of $100 per share. The level of FHLB stock held is determined by FHLB and is comprised of a minimum membership amount plus a variable activity amount. FHLB stock is evaluated for impairment primarily based on an assessment of the ultimate recoverability of its cost. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support its operations.  There is not a public market for FHLB stock and the benefits of FHLB membership (e.g., liquidity and low cost funding) add value to the stock beyond purely financial measures. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment.

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

Total residential real estate loans decreased $7.7 million over 2016, primarily due to pay downs.  For the first nine months of 2017, the Bank originated $12.2 million in mortgages, including approximately $6.8 million for a fee through a third party brokerage agreement. The Bank does not originate or hold any loans that would be considered sub-prime or Alt-A, and does not generally originate mortgages outside of its primary market area.

Residential real estate construction:  The largest component of this category represents loans to residential real estate developers ($8.0 million), while loans for individuals to construct personal residences totaled $1.6 million at September 30, 2017.  The Bank’s exposure to residential construction loans is concentrated primarily in south central Pennsylvania. Real estate construction loans, including residential real estate and land development loans, occasionally provide an interest reserve in order to assist the developer during the development stage when minimal cash flow is generated. All real estate construction loans are underwritten in the same manner, regardless of the use of an interest reserve.

At September 30, 2017, the Bank had $3.9 million in residential real estate construction loans funded with an interest reserve and capitalized $74 thousand of interest from these reserves on active projects.  These loans were comprised of $503 thousand in residential construction and $3.3 million in commercial construction (reported in the commercial real estate category).  Real estate construction loans are monitored on a regular basis by either an independent third party inspector or the assigned loan officer depending on loan amount or complexity of the project. This monitoring process includes at a minimum, the submission of invoices and AIA documents (depending on the complexity of the project) detailing costs incurred by the borrower, on-site inspections, and a signature by the assigned loan officer for disbursement of funds.

Commercial real estate (CRE): This category includes commercial, industrial, farm and agricultural loans, where real estate serves as the primary collateral for the loans. Total commercial real estate loans increased to $403.7 million from $390.6 million at the end of 2016, an increase of $13.2 million.  The increase was primarily in office buildings and real estate development loans, offset by a decrease in multi-family units, as an $8.9 million participation loan was paid-off in April. The largest sectors (by collateral) in the commercial real estate category are: office buildings ($57.2 million), hotels and motels ($48.5 million), land development ($47.5 million), auto dealerships ($31.7 million) and apartment units ($29.5 million).

Commercial (C&I):  This category includes commercial, industrial, farm, agricultural, and municipal loans.  C&I loans increased $11.7 million to $282.5 million at September 30, 2017, compared to $270.8 million at the end of 2016, primarily in the municipal loan portfolio. At September 30, 2017, the Bank had $173.3 million in tax-free loans. The largest sectors (by industry) in the commercial loan category are: public administration ($83.6 million), utilities ($36.4 million), educational services ($27.0 million) and retail trade ($25.1 million).  The Bank continues to reduce its portfolio of purchased participation commercial loans. At September 30, 2017, the Bank held $114.4 million in purchased loan participations in its portfolio, a decrease of $18.9 million from December 31, 2016.  The Bank expects that commercial lending will continue to be the primary area of loan growth in the future, via in-market lending, but it expects new purchase participations to decline.

Consumer loans: This category decreased $172 thousand due primarily to regular payments and maturities. The majority of the Bank’s consumer loans, approximately $3.3 million, are personal lines of credit. The Bank believes the consumer portfolio will continue to decline.

The following table presents a summary of loans outstanding, by class as of:

	September 30,	December 31,	Change
(Dollars in thousands)	2017	2016	Amount	%
Residential Real Estate 1-4 Family
Consumer first liens	$98,905	$103,125	$(4,220)	(4.1)
Commercial first lien	62,075	65,445	(3,370)	(5.1)
Total first liens	160,980	168,570	(7,590)	(4.5)

Consumer junior liens and lines of credit	44,789	44,817	(28)	(0.1)
Commercial junior liens and lines of credit	5,352	5,396	(44)	(0.8)
Total junior liens and lines of credit	50,141	50,213	(72)	(0.1)
Total residential real estate 1-4 family	211,121	218,783	(7,662)	(3.5)

Residential real estate - construction
Consumer	1,610	1,350	260	19.3
Commercial	7,966	7,625	341	4.5
Total residential real estate construction	9,576	8,975	601	6.7

Commercial real estate	403,746	390,584	13,162	3.4
Commercial	282,527	270,826	11,701	4.3
Total commercial	686,273	661,410	24,863	3.8

Consumer	4,533	4,705	(172)	(3.7)
	911,503	893,873	17,630	2.0
Less: Allowance for loan losses	(11,543)	(11,075)	(468)	4.2
Net Loans	$899,960	$882,798	$17,162	1.9

Loan Quality:

Management utilizes a risk rating scale ranging from 1-Prime to 9-Loss to evaluate loan quality. This risk rating scale is used primarily for commercial purpose loans. Consumer purpose loans are identified as either a pass or substandard rating based on the performance status of the loans. Substandard consumer loans are loans that are 90 days or more past due and still accruing.  Loans rated 1 – 4 are considered pass credits. Loans that are rated 5 are pass credits, but have been identified as credits that are likely to warrant additional attention and monitoring. Loans rated 6-Special Mention or worse begin to receive enhanced monitoring and reporting by the Bank. Loans rated 7-Substandard or 8-Doubtful exhibit the greatest financial weakness and present the greatest possible risk of loss to the Bank. Nonaccrual loans are rated no better than 7-Substandard.   The following factors represent some of the factors used in determining the risk rating of a borrower: cash flow, debt coverage, liquidity, management, and collateral. Risk ratings, for pass credits, are generally reviewed annually for term debt and at renewal for revolving or renewing debt. The Bank monitors loan quality by reviewing four primary measurements: (1) loans rated 6-Special Mention or worse (collectively “watch list”), (2) delinquent loans, (3) net-charge-offs, and (4) other real estate owned (OREO).

Watch list loans exhibit financial weaknesses that increase the potential risk of default or loss to the Bank. However, inclusion on the watch list, does not by itself, mean a loss is certain. The watch list totaled $17.0 million at quarter end and includes both performing and nonperforming loans.  It is comprised entirely of loans rate 6-Special Mention and 7- Substandard. The Bank has no loans rated 8-Doubtful or 9-Loss. Included in the substandard total are $3.0 million of nonaccrual loans.  The watch list totaled $18.5 million at December 31, 2016. The credit composition of the portfolio, by primary collateral is shown in Note 6 of the accompanying financial statements. The Bank’s Loan Management Committee reviews these loans and risk ratings on a quarterly basis in order to proactively identify and manage problem loans. In addition, a committee meets monthly to discuss possible workout strategies for OREO and all credits rated 7-Substandard or worse. Management also tracks other commercial loan risk measurements including high loan to value loans, concentrations, participations and policy exceptions and reports these to the Credit Risk Oversight Committee of the Board of Directors. The Bank also uses a third-party consultant to assist with internal loan review with a goal of reviewing 60% of commercial loans each year. The FDIC defines certain supervisory loan-to-value lending limits.  The Bank’s internal loan–to-value limits are all equal to, or have a lower loan-to-value limit, than the supervisory limits.  At September 30, 2017, the Bank had loans of $29.3 million that exceeded the supervisory limit.

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

Loan quality, as measured by the balance of nonperforming loans has improved since year-end 2016. Nonaccrual loans have decreased $1.8 million since year-end 2016. This reduction was due to the pay-off of a $1.1 million loan that had been in nonaccrual status since December 2014 and a partial pay-down of $655 thousand on another loan.  OREO declined during the year due to the sale in the first quarter of 2017 of a property that was carried at $1.9 million. See Note 7 in the accompanying financial statements for additional information about OREO.

The following table presents a summary of nonperforming assets as of:

	September 30,	December 31,
(Dollars in thousands)	2017	2016

Nonaccrual loans
Residential Real Estate 1-4 Family
First liens	$332	$231
Junior liens and lines of credit	53	86
Total	385	317
Residential real estate - construction	469	480
Commercial real estate	1,877	3,956
Commercial	291	23
Total nonaccrual loans	3,022	4,776

Loans past due 90 days or more and not included above
Residential Real Estate 1-4 Family
First liens	103	—
Commercial real estate	—	665
Total loans past due 90 days or more and still accruing	103	665

Total nonperforming loans	3,125	5,441

Other real estate owned	2,629	4,915
Total nonperforming assets	$5,754	$10,356

Nonperforming loans to total gross loans	0.34%	0.61%
Nonperforming assets to total assets	0.49%	0.92%
Allowance for loan losses to nonperforming loans	369.38%	203.55%

The following table identifies the most significant loans in nonaccrual status. These two nonaccrual loans account for 75% of the total nonaccrual balance.  The table also indicates those significant nonaccrual loans that are classified as troubled debt restructurings (TDR). A TDR loan is maintained on nonaccrual status until a satisfactory repayment history is established.  All loans on the watch list that are not on nonaccrual or past due 90 days more are considered potential problem loans. Potential problem loans at September 30, 2017 totaled $13.9 million compared to $17.1 million at year-end 2016.  The following table provides information on the most significant nonaccrual loans as of September 30, 2017:

(Dollars in thousands)
		ALL	Nonaccrual	TDR			Last
	Balance	Reserve	Date	Status	Collateral	Location	Appraisal(1)

Credit 1	$1,665	$—	Mar-12	Y	1st and 2nd liens on commercial real estate, residential real estate and business assets	PA	Jan-16	$3,810
Credit 2	595	—	Sep-16	Y	1st lien on farmland	PA	Jul-14	$2,391
	$2,260	$—

 (1) Appraisal value, as reported, does not reflect the pay-off of any senior liens or the cost to liquidate the collateral, but does reflect only the Bank’s share of the collateral if it is a participated loan.

Credit 1 is a TDR that is performing in accordance with the modified terms. Credit 2 paid down $655 thousand during the second quarter from the sale of real estate and foreclosure proceedings have begun.

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

In accordance with financial accounting standards, TDR loans are always considered impaired until they are paid off or in certain circumstances, refinanced.  However, an impaired TDR loan can be a performing loan. Impaired loans totaled $13.1 million at quarter-end compared to $15.1 million at year-end 2016.

The following table shows the composition of impaired loans as of:

	September 30, 2017
(Dollars in thousands)	Nonaccrual		Accruing	Accruing	Total
	Non-TDR	TDR	TDR	Other (1)	Impaired
Residential Real Estate 1-4 Family
First liens	$293	$39	$707	$103	$1,142
Junior liens and lines of credit	53	—	—	—	53
Total	346	39	707	103	1,195
Residential real estate - construction	—	469	—	—	469
Commercial real estate	86	1,791	9,303	—	11,180
Commercial	291	—	—	—	291
Total	$723	$2,299	$10,010	$103	$13,135

(1) impaired consumer purpose loans not yet on nonaccrual

Allowance for Loan Losses:

Management performs a quarterly evaluation of the adequacy of the allowance for loan losses (ALL). The ALL is determined by segmenting the loan portfolio based on the loan’s collateral. The Bank further classifies the portfolio based on the primary purpose of the loan, either consumer or commercial.  When calculating the ALL, consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, historical charge-offs, the adequacy of the underlying collateral (if collateral dependent) and other relevant factors. The Bank begins enhanced monitoring of all loans rated 6 (Special Mention) or worse, and obtains a new appraisal or asset valuation for any loan rated 7 (Substandard) or worse. Management, at its discretion, may determine that additional adjustments to the appraisal or valuation are required.  Valuation adjustments will be made as necessary based on factors, including, but not limited to: the economy, deferred maintenance, industry, type of property/equipment, age of the appraisal, etc. and the knowledge Management has about a particular situation. In addition, the cost to sell or liquidate the collateral is also estimated and deducted from the valuation in order to determine the net realizable value to the Bank. When determining the allowance for loan losses, certain factors involved in the evaluation are inherently subjective and require material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans. Management monitors the adequacy of the allowance for loan losses on an ongoing basis and reports its adequacy quarterly to the Credit Risk Oversight Committee of the Board of Directors.  Management believes that the allowance for loan losses at September 30, 2017 is adequate.

The analysis for determining the ALL is consistent with guidance set forth in generally accepted accounting principles (GAAP) and the Interagency Policy Statement on the Allowance for Loan and Lease Losses. The analysis has two components, specific and general allocations. The specific component addresses specific reserves established for impaired loans. A loan is considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all interest and principal payments due according to the originally contracted terms of the loan agreement.  Collateral values discounted for market conditions and selling costs are used to establish specific allocations for impaired loans. It is possible that as a result of the credit analysis, a specific reserve is not required for an impaired loan. For impaired commercial loans with balances less than $250 thousand and all consumer purpose loans, a specific reserve analysis is not performed and these loans are added to the general allocation pool. These loans totaled $545 thousand at September 30, 2017 and are comprised primarily of loans secured by residential real estate. Management does not believe that excluding these loans from the specific reserve analysis presents any additional risk.  At September 30, 2017, impaired loans totaled $13.1 million compared to $15.1 million at year-end 2016. The Bank currently has no specific reserve established for any loans.  Note 6 in the accompanying financial statements provide additional information about the ALL established for impaired loans.

The general allocation component addresses the reserves established for pools of homogenous loans. The general component includes a quantitative and qualitative analysis. When calculating the general allocation, the Bank segregates its loan portfolio into the following sectors based primarily on the type of supporting collateral:  residential real estate, commercial, industrial or agricultural real estate; commercial and industrial (C&I non-real estate), and consumer.  The residential real estate sector is further segregated by first lien loans, junior liens and home equity products, and residential real estate construction. The quantitative analysis uses the Bank’s twenty quarter rolling historical loan loss experience adjusted for factors derived from current economic and market conditions that have been determined to have an effect on the probability and magnitude of a loss.  The historical loss experience factor for the general allocation was .84% ($7.6 million) of gross loans, unchanged from to .84% ($7.5 million) at December 31, 2016.

The qualitative analysis utilizes a risk matrix that incorporates qualitative and environmental factors such as: loan volume, management, loan review process, credit concentrations, competition, and legal and regulatory issues. These factors are each risk rated from minimal to high risk and in total can add up to a maximum qualitative factor of 37.5 basis points. At September 30, 2017, these factors totaled 26 basis points ($2.4 million), unchanged from year-end 2016.  The risk assessment of factors is determined on the basis of Management’s observation, judgment and experience.  In addition to the two factors above, there is an unallocated reserve of $1.6 million at September 30, 2017 compared to $1.3 million at the prior year-end.

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

The following table shows the loans that were evaluated for the allowance for loan losses under a specific reserve (individually) and those that were evaluated under a general reserve (collectively), and the amount of the allowance established in each loan class as of September 30, 2017 and December 31, 2016:

	Residential Real Estate 1-4 Family
	First	Junior Liens &		Commercial
(Dollars in thousands)	Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total

September 30, 2017
Loans evaluated for ALL:
Individually	$697	$53	$469	$11,180	$190	$—	$—	$12,589
Collectively	160,283	50,088	9,107	392,566	282,337	4,533	—	898,914
Total	$160,980	$50,141	$9,576	$403,746	$282,527	$4,533	$—	$911,503

ALL established for loans evaluated:
Individually	$—	$—	$—	$—	$—	$—	$—	$—
Collectively	1,061	324	239	6,258	2,003	92	1,566	11,543
ALL at September 30, 2017	$1,061	$324	$239	$6,258	$2,003	$92	$1,566	$11,543

December 31, 2016
Loans evaluated for ALL:
Individually	$628	$52	$480	$13,523	$—	$—	$—	$14,683
Collectively	167,942	50,161	8,495	377,061	270,826	4,705	—	879,190
Total	$168,570	$50,213	$8,975	$390,584	$270,826	$4,705	$—	$893,873

ALL established for loans evaluated:
Individually	$—	$—	$—	$—	$—	$—	$—	$—
Collectively	1,105	323	224	6,109	1,893	100	1,321	11,075
ALL at December 31, 2016	$1,105	$323	$224	$6,109	$1,893	$100	$1,321	$11,075

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

Year-to-date, the Bank recorded a net recovery on previously charged-off loans of $48 thousand. For the same period of 2016, the Bank recorded $2.7 million in net charge-offs, primarily the result of a $2.7 million charge-off on a commercial real estate loan.

The Bank recorded $250 thousand for the loan loss provision expense for the third quarter of 2017 and $420 thousand on a year-to-date basis.  This compares to $1.2 million for the third quarter of 2016 and $3.3 million for the 2016 year-to-date period.  The change in the provision expense year-over-year is due to the following: 1) several large participated loans paid-off during the second quarter of 2017, tempering net loan growth, 2) credit quality has improved during 2017, and 3) the 2016 charge-off of $2.7 million previously mentioned.

For the nine months of 2017, the allowance for loan losses increased $468 thousand to $11.5 million, or 1.27% of gross loans.

The following table presents an analysis of the allowance for loan losses for the periods ended:

	Residential Real Estate 1-4 Family
	First	Junior Liens &		Commercial
(Dollars in thousands)	Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total

ALL at June 30, 2017	$1,075	$322	$281	$6,052	$2,023	$100	$1,454	$11,307
Charge-offs	—	—	—	(9)	(6)	(31)	—	(46)
Recoveries	1	5	—	17	5	4	—	32
Provision	(15)	(3)	(42)	198	(19)	19	112	250
ALL at September 30, 2017	$1,061	$324	$239	$6,258	$2,003	$92	$1,566	$11,543

ALL at December 31, 2016	$1,105	$323	$224	$6,109	$1,893	$100	$1,321	$11,075
Charge-offs	(13)	—	—	(14)	(8)	(83)	—	(118)
Recoveries	2	6	—	17	111	30	—	166
Provision	(33)	(5)	15	146	7	45	245	420
ALL at September 30, 2017	$1,061	$324	$239	$6,258	$2,003	$92	$1,566	$11,543

The allocation of the allowance for loan losses is based on estimates and is not intended to imply limitations on the usage of the allowance.  The entire allowance is available to absorb any losses without regard to the category in which the loan is classified.

	Nine Months Ended	Year ended	Nine Months Ended
	September 30, 2017	December 31, 2016	September 30, 2016
Net (recoveries) charge-offs/average loans	-0.01%	0.33%	0.48%
Net loan charge-offs as a percentage of the provision for loan losses	-11.43%	73.80%	0.89%
Allowance for loan losses as a % of loans	1.27%	1.24%	1.25%
Net (recoveries) charge-offs	$(48)	$2,786	$1,943

Other Real Estate Owned:

The Bank holds $2.6 million of other real estate owned (OREO), comprised of three properties compared to $4.9 million on five properties at December 31, 2016. The Bank sold $2.3 million of OREO during 2017, including one property carried at $1.9 million.  The most significant OREO holding is one property carried at $2.5 million (95% of total OREO) that is secured by 196 acres of land intended for residential real estate development. This property is under contract to be sold; however, the agreement allows for a due diligence period until November 2017. Therefore, the final outcome is not certain. This property was part of a participated loan and the workout is being handled by the lead bank.  During 2017, the Bank recorded write downs of $60 thousand and incurred expense of $35 thousand to hold and maintain OREO. Note 7 of the accompanying financial statements provides additional information on activity in OREO.

The Bank had $61 thousand and $123 thousand of residential properties in the process of foreclosure at September 30, 2017 and December 31, 2016, respectively.

Deposits:

Total deposits increased $51.0 million during the first nine months of 2017 to $1.033 billion. Non-interest bearing deposits increased $13.0 million (primarily in municipal accounts), while interest-bearing checking and savings increased $37.4 million and time deposits increased $703 thousand. Interest bearing checking increased by $27.1 million, primarily from nonprofit deposits.  The Bank’s Money Management product increased $6.8 million, primarily in municipal accounts.  Retail time deposits increased since year-end from short-term municipal deposits.

As of September 30, 2017, the Bank had $157.5 million placed in the ICS program ($88.7 million in interesting-bearing checking and $68.7 million in money management) and $3.3 million in reciprocal time deposits in the CDARS program included in brokered time deposits.  These programs allow the Bank to offer full FDIC coverage to large depositors, but with the convenience to the customer of only having to deal with one bank.  The Bank solicits these deposits from within its market and it believes they present no greater risk than any other local deposit.  However, regulatory guidance requires that these deposits be classified as brokered deposits.  The Bank had no wholesale brokered CDs at September 30, 2017.

	September 30,	December 31,	Change
(Dollars in thousands)	2017	2016	Amount	%
Noninterest-bearing checking	$183,297	$170,345	$12,952	7.6

Interest-bearing checking	268,992	241,906	27,086	11.2
Money management	427,151	420,309	6,842	1.6
Savings	78,370	74,925	3,445	4.6
Total interest-bearing checking and savings	774,513	737,140	37,373	5.1

Retail time deposits	72,076	71,264	812	1.1
Brokered time deposits	3,262	3,371	(109)	(3.2)
Total time deposits	75,338	74,635	703	0.9
Total deposits	$1,033,148	$982,120	$51,028	5.2

Overdrawn deposit accounts reclassified as loans	$106	$181

Borrowings:

The Corporation had no short-term borrowings at September 30, 2017, compared to $24.3 million at December 31, 2016.

Shareholders’ Equity:

Total shareholders’ equity increased $8.1 million to $124.6 million at September 30, 2017, compared to $116.5 million at the end of 2016.  The increase in retained earnings from the Corporation’s net income of $9.4 million was partially offset by the cash dividend of $3.0 million. The Corporation’s dividend payout ratio was 31.7% for the first nine months of 2017 compared to 41.1% in 2016.

As part of its quarterly dividend decision, the Corporation considers current and future income projections, dividend yield, payout ratio, and current and future capital ratios. For the third quarter of 2017, the Corporation paid a $0.24 per share dividend, compared to $0.21 paid in the third quarter of 2016. On October  12, 2017 the Board of Directors declared a $0.24 per share regular quarterly dividend for the fourth quarter of 2017, which will be paid on November  22, 2017.

In addition, the Corporation considers how dividend decisions may affect the Dividend Reinvestment Plan (DRIP), which has raised $718 thousand in new capital this year with 22,990 new shares purchased.  No shares were repurchased in the first nine months of 2017.  The 2016 stock repurchase plan expired on March 31, 2017. On October 12, 2017, the Board of Directors authorized the repurchase of up to 100,000 shares of the Corporation’s $1.00 par value common stock at market prices in o pen market or privately negotiated transactions beginning October 16, 2017 and continuing through September 30, 2018.

In July 2013, Federal banking regulators approved the final rules from the Basel Committee on Banking Supervision for the regulation of capital requirements for bank holding companies and U.S banks, generally referred to as “Basel III.” The Basel III standards were effective for the Corporation and the Bank, effective January 1, 2015 (subject to a phase-in period for certain provisions).  Basel III imposes significantly higher capital requirements and more restrictive leverage and liquidity ratios than those previously in place.  The capital ratios to be considered “well capitalized” under Basel III are: (1) Common Equity Tier 1 (CET1) of 6.5%, (2) Tier 1 Leverage of 5%, (3) Tier 1 Risk-Based Capital of 8%, and (4) Total Risk-Based Capital of 10%.  The CET1 ratio is a new capital ratio under Basel III and the Tier 1 risk-based capital ratio of 8% has been increased from 6%. The rules also include changes in the risk weights of certain assets to better reflect credit and other risk exposures. In addition, a capital conservation buffer will be phased-in beginning January 1,

2016 at 0.625%, 1.25% for 2017, 1.875% for 2018 and 2.50% for 2019 and thereafter.  The capital conservation buffer will be applicable to all of the capital ratios except for the Tier1 Leverage ratio. The capital conservation buffer is equal to the lowest value of the three applicable capital ratios less the regulatory minimum for each respective capital measurement.  The Bank’s capital conservation buffer at September 30, 2017 was 8.89% (total risk-based capital 16.89% less 8.00%) compared to the 2017 regulatory buffer of 1.25%.  Compliance with the capital conservation buffer is required in order to avoid limitations to certain capital distributions.  As of September 30, 2017, the Bank was “well capitalized’ under the Basel III requirements and believes it would be “well capitalized” on a fully-phased in basis had such a requirement been in effect.

The following table summarizes regulatory capital information as of September 30, 2017 and December 31, 2016 for the Corporation and the Bank.

			Regulatory Ratios
			Adequately	Well
	September 30,	December 31,	Capitalized	Capitalized
(Dollars in thousands)	2017	2016	Minimum	Minimum

Common Equity Tier 1 Risk-based Capital Ratio (1)
Franklin Financial Services Corporation	15.62%	14.41%	4.500%	N/A
Farmers & Merchants Trust Company	15.56%	14.29%	4.500%	6.50%

Tier 1 Risk-based Capital Ratio (2)
Franklin Financial Services Corporation	15.62%	14.41%	6.000%	N/A
Farmers & Merchants Trust Company	15.56%	14.29%	6.000%	8.00%

Total Risk-based Capital Ratio (3)
Franklin Financial Services Corporation	16.89%	15.67%	8.000%	N/A
Farmers & Merchants Trust Company	16.82%	15.55%	8.000%	10.00%

Tier 1 Leverage Ratio (4)
Franklin Financial Services Corporation	10.39%	10.11%	4.000%	N/A
Farmers & Merchants Trust Company	10.34%	10.02%	4.000%	5.00%

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

The following provides selected economic data for the Bank’s primary market:

Economic Data

	September 30,	December 31,
	2017	2016
Unemployment Rate (seasonally adjusted)
Market area range (1)	4.1% - 5.7%	4.2 - 6.6%
Pennsylvania	5.0%	5.7%
United States	4.3%	4.6%

Housing Price Index - year over year change
PA, nonmetropolitan statistical area	0.8%	2.8%
United States	6.4%	5.6%

Building Permits - year over year change -12 moths
Harrisburg-Carlisle, PA MSA & Chambersburg-Waynesboro, PA MSA
Residential, estimated	1.4%	20.9%
Multifamily, estimated	20.4%	-31.7%

(1) Franklin, Cumberland, Fulton and Huntingdon Counties

Unlike many companies, the assets and liabilities of the Corporation are financial in nature. As such, interest rates and changes in interest rates may have a more significant effect on the Corporation’s financial results than on other types of industries. Because of this, the Corporation watches the actions of the Federal Reserve Open Market Committee (FOMC) as it makes decisions about interest rate changes. In June 2017, the FOMC increased the federal funds rate target range by .25%, its fourth such increase since December 31, 2015.  Despite these actions, the yield curve has flattened during the year.  The Federal Reserve also announced it would begin to reduce the size of its balance sheet by not reinvesting cash-flow from maturing assets.  Looking through the remainder of 2017, the FOMC continues to state that the timing and magnitude of rate increases will be data dependent; therefore, the likelihood of any rate increase or decrease for the rest of 2017 is unknown, despite predictions of another increase.

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

Historically, the Corporation has satisfied its liquidity needs from earnings, repayment of loans and amortizing investment securities, maturing investment securities, loan` sales, deposit growth and its ability to access existing lines of credit.  All investment securities are classified as available for sale; therefore, securities that are not pledged as collateral for borrowings are an additional source of readily available liquidity, either by selling the security or, more preferably, to provide collateral for additional borrowing. At September 30, 2017, the Bank had approximately $73.0 million (fair value) in its investment portfolio pledged as collateral for deposits.  The Bank also has access to other wholesale funding via the brokered CD market.

The FHLB system has always been a major funding source for community banks.  The Bank’s maximum borrowing capacity with the FHLB at September 30, 2017 was $310 million with $310 million available to borrow.  There are no indicators that lead the Bank to believe the FHLB would discontinue its lending function or restrict the Bank’s ability to borrow. If either of these events would occur, it would have a negative effect on the Bank and it is unlikely that the Bank could replace the level of FHLB funding in a short time.

The Bank has established credit at the Federal Reserve Discount Window and as of quarter-end had the ability to borrow approximately $20 million.

Off Balance Sheet Commitments

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk.  These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments.  Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation.  Unused commitments and standby letters of credit totaled $301.3 million and $301.3 million, respectively, at September 30, 2017 and December 31, 2016.

The Corporation has entered into various contractual obligations to make future payments.  These obligations include time deposits, long-term debt, operating leases, deferred compensation and pension payments.  These amounts have not changed materially from those reported in the Corporation’s 2016 Annual Report on Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the Corporation’s exposure to market risk during the nine months ended September 30, 2017. For more information on market risk refer to the Corporation’s 2016 Annual Report on Form 10-K.

Item 4.  Controls and Procedures

Evaluation of Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2017, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in the Corporation’s internal control over financial reporting during the quarterly period ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

Part II – OTHER INFORMATION

Item 1.     Legal Proceedings

The nature of the Corporation’s business generates a certain amount of litigation involving matters arising in the ordinary course of business including, without limitation, the Kalan et al. v. Farmers and Merchants Trust Company of Chambersburg, et al. (Case No. 2:15-CV-01435-WB) case filed in the United States District Court for the Eastern District of Pennsylvania and described in our current reports on Form 8-K filed July 29, 2016,  July 28, 2017 and November 3, 2017.  No material proceedings are pending or are known to be threatened or contemplated against us by governmental authorities.

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

Item 1A. Risk Factors

Except as set forth below, there were no material changes in the Corporation’s risk factors during the nine months ended September 30, 2017. For more information, refer to the Corporation’s 2016 Annual Report on Form 10-K.

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

Franklin Financial Services Corporation

November 6, 2017	/s/ Timothy G. Henry
Timothy G. Henry
Chief Executive Office and President
(Principal Executive Officer)

November 6, 2017	/s/ Mark R. Hollar
Mark R. Hollar
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)