Form 10-K
period 2017-12-31
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2018-03-12
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10‑K    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the 4,050,683 shares of the Registrant's common stock held by nonaffiliates of the Registrant as of June 30, 2017 based on the price of such shares was $129,621,856.

There were 4,364,433 outstanding shares of the Registrant's common stock as of February 28, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Article I. Portions of the definitive annual proxy statement to be filed, pursuant to Reg. 14A within 120 days after December 31, 2017, are incorporated into Part III.

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

The Corporation’s common stock is thinly traded in the over-the-counter market.  The Corporation’s stock is listed under the symbol “FRAF” (www.otcmarkets.com/stock/FRAF/quote) on the OTCQX Market Tier of the OTC Markets. The Corporation’s internet address is www.franklinfin.com.  Electronic copies of the Corporation’s 2017 Annual Report on Form 10-K are available free of charge by visiting the “Investor Information” section of www.franklinfin.com.  Electronic copies of quarterly reports on Form 10-Q and current reports on Form 8-K are also available at this internet address.  These reports are posted as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission (SEC).

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

Competition

The Corporation and its banking subsidiary operate in a highly competitive environment. The principal market of F&M Trust is in south central Pennsylvania, primarily the counties of Franklin, Cumberland, Fulton and Huntingdon. There are 24 competing commercial banks that have offices within the Corporation’s primary market area. These banks range from large regional banks to independent community banks.  In addition, credit unions, savings and loan associations, mortgage banks, brokerage firms and other on-line competitors compete within the market.

The following table shows the Bank’s market share in its primary market as reported on the June 30, 2017 FDIC Summary of Deposits Report:

(Dollars in thousands)
	F&M Trust
County	# of Locations	Deposits	Market Deposits	Market Share
Franklin	12	$687,688	$2,140,858	32%
Cumberland	7	230,960	6,775,750	3%
Fulton	2	73,119	209,071	35%
Huntingdon	1	15,906	605,093	3%
	22	$1,007,673	$9,730,772	10%

Because of increasing competition, profit margins in the traditional banking business of lending and gathering deposits have been flat and many nonbanking institutions offer services similar to those offered by the Bank. Some competitors may have access to resources (e.g., financial and technological) sooner than they are available to the Bank, or that may be unavailable to the Bank, thereby creating a competitive disadvantage for the Bank in terms of product, service pricing and delivery.  The Bank utilizes various strategies including its long history of local customer service and convenience as part of a relationship management culture, a wide variety of products and services and, to a lesser extent, the pricing of loans and deposits, to compete.  F&M Trust is the largest financial institution headquartered in Franklin County and had total assets of approximately $1.2 billion on December 31, 2017.

Staff

As of December 31, 2017, the Corporation and its banking subsidiary had 255 full-time equivalent employees.  The officers of the Corporation are employees of the Bank.  The Bank offers a 401(k) plan, employee stock purchase plan and incentive compensation plans and employees are also provided with group life and health insurance.  Management considers employee relations to be excellent.

Supervision and Regulation

Various requirements and restrictions under the laws of the United States and under Pennsylvania law affect the Corporation and its subsidiaries.

General

The Corporation is registered as a bank holding company and is subject to supervision and regulation by the Board of Governors of the Federal Reserve System under the Bank Holding Act of 1956, as amended.  The Corporation has also made an effective election to be treated as a "financial holding company."  Financial holding companies are bank holding companies that meet certain minimum capital and other standards and are therefore entitled to engage in financially related activities on an expedited basis as further discussed below.  Bank holding companies are required to file periodic reports with and are subject to examination by the Federal Reserve.  The Federal Reserve has issued regulations under the Bank Holding Company Act that require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks.  As a result, the Federal Reserve, pursuant to such regulations, may require the Corporation to stand ready to use its resources to provide adequate capital funds to its Bank subsidiary during periods of financial stress or adversity. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

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

Community Reinvestment Act

The Community Reinvestment Act (CRA) requires the Bank to help meet the credit needs of the entire community where the Bank operates, including low and moderate-income neighborhoods.  The Bank's rating under the Community Reinvestment Act, assigned by the FDIC pursuant to an examination of the Bank, is important in determining whether the bank may receive approval for, or utilize certain streamlined procedures in applications to engage in new activities.  The Bank’s present CRA rating is “satisfactory.”  Various consumer laws and regulations also affect the operations of the Bank.

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

In July 2013, Federal banking regulators approved the final rules from the Basel Committee on Banking Supervision for the regulation of capital requirements for bank holding companies and U.S banks, generally referred to as “Basel III.” The Basel III standards were effective for the Corporation and the Bank, effective January 1, 2015 (subject to a phase-in period for certain provisions).  Basel III imposes significantly higher capital requirements and more restrictive leverage and liquidity ratios than those previously in place.  The capital ratios to be considered “well capitalized” under Basel III are: (1) Common Equity Tier 1(CET1) of 6.5%, (2) Tier 1 Leverage of 5%, (3)Tier 1 Risk-Based Capital of 8%, and (4) Total Risk-Based Capital of 10%.  The rules also include changes in the risk weights of certain assets to better reflect credit and other risk exposures. In addition, a capital conservation buffer is phased-in beginning at 0.625% for 2016, 1.25% for 2017, 1.875% for 2018 and 2.50% for 2019 and thereafter. The capital conservation buffer is applicable to all of the capital ratios except for the Tier1 Leverage ratio. The capital conservation buffer is equal to the lowest value of the three applicable capital ratios less the regulatory minimum for each respective capital measurement.   The Bank’s capital conservation buffer at December 31, 2017 was 7.19% (total risk-based capital 15.19% less 8.00%)  compared to the 2017 regulatory buffer of 1.25%. Compliance with the capital conservation buffer is required in order to avoid limitations on certain capital distributions, especially dividends.  As of December 31, 2017, the Bank was “well capitalized’ under the Basel III requirements and believes it would be “well capitalized” on a fully-phased in basis had such requirements been in effect.  The minimum capital ratios (shown as “adequately capitalized”) and the “well capitalized” capital ratios are reported in Note 2 of the accompanying financial statements.

Prompt Corrective Action Rules

The federal banking agencies have regulations defining the levels at which an insured institution would be considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized."  The applicable federal bank regulator for a depository institution could, under certain circumstances, reclassify a "well‑capitalized" institution as "adequately capitalized" or require an "adequately capitalized" or "undercapitalized" institution to comply with supervisory actions as if it were in the next lower category.  Such a reclassification could be made if the regulatory agency determines that the institution is in an unsafe or unsound condition (which could include unsatisfactory examination ratings).  At December 31, 2017, the Bank satisfied the criteria to be classified as "well capitalized" within the meaning of applicable regulations.

Regulatory Restrictions on Dividends

Dividend payments by the Bank to the Corporation are subject to the Pennsylvania Banking Code, the Federal Deposit Insurance Act, and the regulations of the FDIC.  Under the Banking Code, no dividends may be paid except from "accumulated net earnings" (generally, retained earnings).  The Federal Reserve and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions.  The Prompt Corrective Action Rules and the Basel III rules, described above, may further limit the ability of banks to pay dividends or make capital distributions if regulatory capital requirements are not met. There are currently no restrictions on the payments of dividends by either the Bank or the Corporation.

Volker Rule

In December 2013, Federal banking regulators issued rules for complying with the Volker Rule provision of the Dodd-Frank Act. The Bank does not engage in, or expect to engage in, any transactions that are considered “covered activities” as defined by the Volker Rule. Therefore, the Bank does not have any compliance obligations under the Volker Rule.

Consumer Laws and Regulations

The Consumer Financial Protection Bureau (“CFPB”) was created under the Dodd-Frank Act to centralize responsibility for consumer financial protection with broad rulemaking, supervision, and enforcement authority for a wide range of consumer protection laws that would apply to all banks and thrifts, including the Equal Credit Opportunity Act, Truth in Lending Act (“TILA”), Real Estate Settlement Procedures Act (“RESPA”), Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act, and certain other statues. Violations of consumer protection laws may result in litigation and liability from consumers and regulators.   It is likely that future CFPB rulemaking action will affect the Bank.  Banks with total assets less than $10 billion are not subject to examination by the CFPB.  However, the CFPB can require any bank to submit reports it deems necessary to fulfill its mission and it can request to be part of any bank examination.

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

FDIC Insurance

The Bank is a member of the Deposit Insurance Fund (DIF), which is administered by the FDIC. The FDIC insures deposit accounts at the Bank, generally up to a maximum of $250,000 for each separately insured depositor. The FDIC charges a premium to depository institutions for deposit insurance. This rate is based on the risk category of the institution and the total premium is based on average total assets less average tangible equity.  As of December 31, 2017, the Bank was considered well capitalized and its assessment rate was approximately 3 basis points of the assessment base.

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

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2019. The Bank’s FICO assessment was approximately $52 thousand in 2017 and was included in FDIC insurance expense.

New Legislation

Congress is often considering new financial industry legislation, and the federal banking agencies routinely propose new regulations.  The Corporation cannot predict how any new legislation, or new rules adopted by the federal banking agencies, may affect its business in the future.

Tax Reform

On December 22, 2017 the Tax Cuts and Jobs Act (the Act) was signed into law.  This comprehensive tax legislation provides for significant changes to the U.S. Internal Revenue Code of 1986, as amended, that impact corporate taxation such as the reduction in the federal corporate income tax rate from 35% to 21% effective January 1, 2018.  The Act repeals the corporate alternative minimum tax, provides for earlier recognition of certain revenue, accelerates expensing of investments in tangible property and limits several deductions such as FDIC premiums, certain executive compensation and meals and entertainment expenses.  We are currently assessing the overall impact of the Act on the future expected federal income tax obligations of the Corporation and our customers.  While we expect that our future federal income tax liabilities will benefit overall from the provisions in the Act, we also expect that certain aspects of our business may change over time as to the investments we may make, how the Act may affect our customers, and how, in response, we may offer and deliver our products and services.

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

The Bank offers a variety of loan products, including residential mortgage, consumer, construction and commercial loans.  The Bank requires real estate as collateral for many of its loans. At December 31, 2017, approximately 68% ($647.1 million) of its loans were secured by real estate.  Loans secured by real estate and the percent of the loan portfolio are reported in Table 16.  These real estate loans are located primarily in the Bank’s market area of south central Pennsylvania.  Real estate values tend to follow changes in general economic cycles. If a loan becomes delinquent as the result of an economic downturn and the Bank becomes dependent on the real estate collateral as a source of repayment, it is likely that the value of the real estate collateral has also declined.  A decline in real estate values means it is possible that the real estate collateral may be insufficient to cover the outstanding balance of a delinquent or foreclosed loan, resulting in a loss to the Bank. In addition, the real estate collateral is concentrated in a small market area of south central Pennsylvania. Localized events such as plant closures or layoffs may affect real estate prices and collateral values and could have a more negative affect on the Bank as compared to other competitors with a more geographically diverse portfolio.   As the Bank grows, it is expected that real estate secured loans will continue to comprise a significant part of its balance sheet. Risk of loan default is unavoidable in the banking industry, and Management tries to limit exposure to this risk by carefully monitoring the amount of loans in specific industries and by exercising prudent lending practices and securing appropriate collateral.  However, this risk cannot be eliminated and substantial credit losses could result in reduced earnings or losses.

Commercial loans are a significant portion of our loan portfolio.

The Bank continues to grow its commercial loan portfolio.  Commercial purpose loans account for 84% ($795 million) of the total loan portfolio.  These loans are made to businesses for a variety of commercial purposes and may include fixed and variable rate loans, term loans, and lines of credit. Commercial purpose loans may be secured by real estate, business assets and equipment, personal guarantees, or non-real estate collateral.  Commercial purpose loans secured by real estate were $469.1 million at December 31, 2017 and account for 63% of the total commercial loan portfolio.   These loans contain all the risks associated with real estate lending as discussed above. In addition, commercial real estate collateral may be more difficult to liquidate for repayment purposes than residential real estate. The repayment of commercial loans is highly dependent upon the success of the business activity and as such maybe more susceptible to risk of loss during a downturn in the economy. Because the Bank’s commercial loan portfolio is concentrated in south-central Pennsylvania, the ability to repay these loans could be affected by deterioration of the economy in this region.  As commercial lending continues to be the primary drive of loan growth, these new loans may present additional risk due to a lack of repayment history with the Bank.  The Bank attempts to mitigate these risks through its underwriting and loan review process; however, this risk cannot be eliminated and substantial credit losses could result in reduced earnings or losses.

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

The Bank’s lending limit is approximately $18.5 million.  Accordingly, the size of the loans that can be offered to customers is less than the size of loans that many of our competitors, with larger lending limits, can offer.  This limit affects the Bank’s ability to seek relationships with larger businesses in its market area.  Loan amounts in excess of the lending limits can be accommodated through the sale of participations in such loans to other banks.  However, there can be no assurance that the Bank will be successful in attracting or maintaining customers seeking larger loans or that it will be able to engage in participation of such loans or on terms favorable to the Bank.

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

The Bank’s profitability is in part a function of the spread between interest rates earned on investments, loans and other interest-earning assets and the interest rates paid on deposits and other interest-bearing liabilities. Interest rates are highly sensitive to many factors that are beyond the Bank’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, will influence not only the interest received on loans and investment securities and the amount of interest we pay on deposits and borrowings, but will also affect the Bank’s ability to originate loans and obtain deposits and the value of our investment portfolio.  If the rate of interest paid on deposits and other borrowings increases more than the rate of interest earned on loans and other investments, the Bank’s net interest income, and therefore earnings, could be adversely affected.  Likewise, the Bank currently has a very low cost of funds that it may be unable to maintain in a raising rate environment.  Earnings could also be adversely affected if the rates on loans and other investments fall more quickly than those on deposits and other borrowings.  While Management takes measures to guard against interest rate risk, there can be no assurance that such measures will be effective in minimizing the exposure to interest rate risk

Our operational or security systems may experience interruption or breach in security, including cyber-attacks.

We rely heavily on communications and information systems to conduct our business.  These systems include both our internal network and data systems, as well as those of third party vendors.  Any failure, interruption or breach in security or these systems, including a cyber-attack, could result in the disclosure or misuse of confidential or proprietary information.   Cyber security risks for financial institutions have significantly increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties, including foreign state actors.  Financial services institutions have been subject to, and are likely to continue to be the target of, cyber-attacks, including computer viruses, malicious or destructive code, phishing attacks, denial of service or information or other security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information of the institution, its employees or customers or of third parties, or otherwise materially disrupt network access or business operations.  Cyber threats could result in unauthorized access, loss or destruction of customer data, unavailability, degradation or denial of service, introduction of computer viruses and other adverse events, causing the Corporation to incur additional costs (such as repairing systems or adding new personnel or protection technologies). Cyber threats may also subject the Corporation to regulatory investigations, litigation or enforcement, require the payment of regulatory fines or penalties or undertaking costly remediation efforts.  While we have systems, policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed.  The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of client business, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

A large component of fee income is dependent on two deposit services.

Fee income from the Bank’s debit card is a significant contributor of fee income.  As technology changes and consumer payment preferences change it is possible that debit card income does not continue to grow or may decline. The Bank’s overdraft protection program has also been a significant contributor of fee income. It is possible that the usage of this product slows or that regulatory changes effect the fees that can be charged for such services.

A large percentage of certificates of deposit have short-term maturities.

Sixty-five percent ($49.3 million) of the Bank’s certificates of deposit are scheduled to mature within one year. If the Bank is unable to retain these deposits, it may require the Bank to access other sources of liquidity that may carry a higher cost.

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

The nature of the Corporation’s business generates a certain amount of litigation involving matters arising in the ordinary course of business (and, in some cases, from the activities of companies we have acquired).  These legal proceedings, whether founded or unfounded, could result in reputation damage and have an adverse effect on our financial condition and results of operation if they are not resolved in a manner favorable to the Corporation.  Although we establish legal accruals for legal proceedings when information related to the loss contingencies represented by these matters indicates that both a loss is probable and that the amount of the loss can be reasonably estimated, we do not have accruals for all legal proceedings where we face a risk of loss.  In addition, due to the inherent subjectivity of the assessments and unpredictability of outcomes of legal proceedings, any amounts that may be accrued or included in estimates of possible losses or ranges of possible losses may not represent the actual loss to the Corporation.  We discuss these matters further in Part I Item 3 Legal Proceedings and in Note 18 Commitments and Contingencies in the Notes to Consolidated Financial Statements in Part II Item 8 of this Report.

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

Property	Owned	Leased
Community Banking Facilities	16	6
Remote ATM Sites	3	7
Other Properties	3	2

Included in Other Properties are two properties used for operational support services for the Bank, a drive-up location, one office that was closed as part of a branch consolidation in January 2015 and one other property leased for future use. The office closed in 2015 and was sold on February 28, 2018.

Item 3.  Legal Proceedings

The nature of the Corporation’s business generates a certain amount of lititation involving matters arising in the ordinary course of business including, without limitation, the Kalan et al. v. Farmers and Merchants Trust Company of Chambersburg, et al. (Case No. 2:15-CV-01435-WB) case filed in the United States District Court for the Eastern District of Pennsylvania and described in our current reports on Form 8-K filed July 29, 2016, July 28, 2017, November 3, 2017 and January 2, 2018.

The Kalan case was brought by the named plaintiffs as a putative class action on behalf of certain employee health and welfare benefit plans whose assets are held by trusts known as the Regional Employers Assurance League Voluntary Employee’s Beneficiary Association and the Single Employer Welfare Benefit Plan, and the participants and beneficiaries of those plans.  The plaintiffs allege that F&M Trust, as successor by merger to Community Trust Company, which F&M Trust acquired in 2008, and in its own capacity, served as trustee of the trusts and failed to perform its fiduciary duties in accordance with the prudent man standard of care, knowingly participated in and facilitated misconduct by its co-fiduciaries, and failed to take reasonable steps to prevent or remedy any fiduciary breaches of its co-fiduciaries. The plaintiffs purport to state claims against F&M Trust under the Employee Retirement Income Security Act (ERISA), the Racketeer Influenced and Corrupt Organizations Act (RICO), common law breach of fiduciary duties, and equitable restitution and disgorgement, and seek recovery of damages allegedly totaling at least $40 million, along with reasonable attorney’s fees and other relief.  F&M Trust denies any and all wrongdoing and liability and has vigorously defended against the plaintiffs’ claims.

As described in our current report on Form 8-K filed January 2, 2018, F&M Trust entered into a Class Action Settlement Term Sheet on December 29, 2017 with the named plaintiffs and certain of the other remaining defendants in the Kalan case following a mediation of the case held pursuant to a stipulation for selection of a Mediator submitted jointly by the parties and approved by the Court.  The Term Sheet provides for F&M Trust to make a settlement payment of $10 million in full and final settlement of all claims that the named plaintiffs and members of the Settlement Class (as defined by the Term Sheet) have brought or could have brought against F&M Trust.  The Term Sheet further provides that the parties will enter into a definitive settlement agreement that is to provide for a general release of all claims by all parties to the case.  The terms of the settlement will be subject to preliminary and final approval by the court.

The Corporation has accrued the $10 million settlement payment as an expense for the year ended December 31, 2017.

In management’s opinion, there are no other proceedings pending to which the Corporation is a party or to which its property is subject which, if determined adversely to the Corporation, would be material.  No material proceedings are pending or are known to be threatened or contemplated against us by any governmental authorities.

Item 4.  Mine Safety Disclosures

Not Applicable

Part II

Item 5.  Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market and Dividend Information

The Corporation’s common stock is traded in the over-the-counter market.  It is quoted on the OTCQX Market Tier of the OTC Markets under the symbol “FRAF” (www.otcmarkets.com/stock/FRAF/quote). The range of high and low prices is shown in the following table for the years 2017 and 2016, as well as cash dividends declared for those periods.  The closing price of Franklin Financial Services Corporation common stock recorded from an actual transaction on December 31, 2017 was $37.36.  The Corporation had 1,756 shareholders of record as of December 31, 2017.

	Market and Dividend Information
	2017			2016
			Dividends			Dividends
(Dollars per share)	High	Low	Declared	High	Low	Declared
First quarter	$31.00	$28.60	$0.21	$23.50	$20.11	$0.19
Second quarter	33.00	30.10	0.24	24.00	21.62	0.21
Third quarter	35.25	31.25	0.24	24.60	23.35	0.21
Fourth quarter	38.50	34.95	0.24	29.00	24.35	0.21
			$0.93			$0.82

Restrictions on the Payment of Dividends

For limitations on the Corporation’s ability to pay dividends, see “Supervision and Regulation – Regulatory Restrictions on Dividends” in Item 1 above.

Securities Authorized for Issuance under Equity Compensation Plans

The information related to equity compensation plans is incorporated by reference to the materials set forth under the heading “Executive Compensation – Compensation Tables” in the Corporation’s Proxy Statement for the 2018 Annual Meeting of Shareholders.

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

The following table shows stock repurchase activity under approved plans:

			Shares Repurchased
Plan Date	Authorized	Expiration	2017	2016
4/18/2016	$350,000 in shares per calendar quarter	3/31/2017	-	34,048
10/12/2017	100,000 shares	9/30/2018	-	N/A

Performance Graph

The following graph compares the cumulative total return to shareholders of Franklin Financial with selected market indices and a bank peer group, consisting of Mid-Atlantic Banks with assets between $1 billion - $2 billion as of September 30, 2017; for the five year period ended December 31, 2017, in each case assuming an initial investment of $100 on December 31, 2012 and the reinvestment of all dividends. Information is provided by S&P Global Market Intelligence.

	Period Ending
Index	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
Franklin Financial Services Corporation	$100.00	$127.44	$169.89	$187.25	$235.97	$317.11
NASDAQ Composite	$100.00	$140.12	$160.78	$171.97	$187.22	$242.71
SNL Mid-Atlantic Bank Index	$100.00	$134.79	$146.85	$152.36	$193.66	$237.34
Peer Group	$100.00	$130.44	$136.13	$143.28	$184.81	$214.62

Shareholders’ Information

Dividend Reinvestment Plan:

Franklin Financial Services Corporation offers a dividend reinvestment program whereby shareholders of the Corporation’s common stock may reinvest their dividend, or make optional cash payment, to purchase additional shares of the Corporation.  Beneficial owners of shares of the Corporation’s common stock may participate in the program by making appropriate arrangements through their bank, broker or other nominee. Information concerning this optional program is available by contacting the Corporate Secretary at 20 South Main Street, P.O. Box 6010, Chambersburg, PA 17201-6010, telephone 717-264-6116.

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

Annual Meeting:

The Annual Shareholders’ Meeting will be held on Tuesday,  April 24, 2018, at the Orchard Restaurant & Banquet Facility, 1580 Orchard Drive, Chambersburg, PA.  The Business Meeting will begin at 9:00 a.m. with breakfast provided prior to the meeting.

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
P.O. Box 30170
College Station, TX 77842-3170
1-800-368-5948

Item 6.  Selected Financial Data

	Summary of Selected Financial Data as of and for the Year Ended December 31
	2017	2016	2015	2014	2013
(Dollars in thousands, except per share)
Balance Sheet Highlights
Total assets	$1,179,813	$1,127,443	$1,035,295	$1,001,448	$984,587
Investment securities	127,336	143,875	159,473	171,751	159,674
Loans, net	931,908	882,798	771,930	717,420	713,711
Deposits	1,047,181	982,120	918,512	881,181	845,724
Shareholders' equity	115,144	116,493	111,376	103,521	95,388

Summary of Operations
Interest income	$39,885	$36,979	$34,615	$34,794	$36,042
Interest expense	2,491	2,245	2,371	3,180	4,378
Net interest income	37,394	34,734	32,244	31,614	31,664
Provision for loan losses	670	3,775	1,285	764	2,920
Net interest income after provision for loan losses	36,724	30,959	30,959	30,850	28,744
Noninterest income	12,189	11,605	12,652	11,131	10,033
Noninterest expense	43,172	33,175	31,136	31,573	31,250
Income before income taxes	5,741	9,389	12,475	10,408	7,527
Federal income tax expense	3,565	1,302	2,271	2,006	1,295
Net income	$2,176	$8,087	$10,204	$8,402	$6,232

Performance Measurements
Return on average assets	0.19%	0.74%	1.00%	0.83%	0.61%
Return on average equity	1.80%	7.04%	9.52%	8.44%	6.75%
Return on average tangible assets (1)	0.19%	0.75%	1.02%	0.87%	0.64%
Return on average tangible equity (1)	1.94%	7.64%	10.52%	9.72%	7.86%
Efficiency ratio (1)	82.59%	68.26%	67.39%	71.01%	72.11%
Net interest margin, fully tax equivalent	3.72%	3.62%	3.59%	3.56%	3.47%

Shareholders' Value (per common share)
Diluted earnings per share	$0.50	$1.88	$2.40	$2.00	$1.51
Basic earnings per share	0.50	1.88	2.40	2.10	1.51
Regular cash dividends paid	0.93	0.82	0.74	0.68	0.68
Book value	26.44	26.99	26.05	24.54	22.88
Tangible book value (1)	24.37	24.90	23.94	22.36	20.55
Market value	37.36	28.60	23.50	22.00	17.10
Market value/book value ratio	141.30%	105.97%	90.21%	89.65%	74.74%
Price/earnings multiple	74.72	15.21	9.79	11.00	11.32
Current dividend yield*	2.49%	2.94%	3.23%	3.09%	3.98%
Dividend payout ratio	185.25%	43.56%	30.76%	33.88%	45.09%

Safety and Soundness
Risk-based capital ratio (Total)	15.31%	15.67%	16.03%	15.49%	14.24%
Leverage ratio (Tier 1)	9.73%	10.11%	10.38%	9.69%	9.14%
Common equity ratio (Tier 1)	14.06%	14.41%	14.77%	0.00%	0.00%
Nonperforming loans/gross loans	0.28%	0.61%	0.73%	1.74%	3.49%
Nonperforming assets/total assets	0.45%	0.92%	1.18%	1.63%	3.04%
Allowance for loan loss/loans	1.25%	1.24%	1.29%	1.25%	1.34%
Net (recoveries) loans charged-off/average loans	-0.01%	0.33%	0.04%	0.19%	49.00%

Assets under Management
Trust and Investment Services (fair value)	$686,941	$622,630	$586,664	$605,796	$574,680
Held at third-party brokers (fair value)	158,145	142,676	122,010	132,700	130,000

*Annualized
(1) See the section titled "GAAP versus Non-GAAP Presentation" that follows.

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

The following accounting policies are identified by management to be critical to the results of operations: Allowance for Loan Losses, Goodwill, Federal Income Taxes and Other-Than-Temporary-Impairment.

GAAP versus non-GAAP Presentations – The Corporation supplements its traditional GAAP measurements with certain non-GAAP measurements to evaluate its performance and to eliminate the effect of intangible assets.  By eliminating intangible assets, the Corporation believes it presents a measurement that is comparable to companies that have no intangible assets or to companies that have eliminated intangible assets in similar calculations. However, not all companies may use the same calculation method for each measurement. The Efficiency Ratio measures the cost to generate one dollar of revenue. The non-GAAP measurements are not intended to be used as a substitute for the related GAAP measurements. The following table shows the calculation of the non-GAAP measurements.

(Dollars in thousands, except per share)	For the Year Ended December 31
	2017	2016	2015	2014	2013
Return on Average Tangible Assets (non-GAAP)
Net income	$2,176	$8,087	$10,204	$8,402	$6,232
Plus intangible amortization (net of tax)	—	—	119	341	281
Net income (non-GAAP)	—	—	10,323	8,743	6,513

Average assets	1,139,703	1,088,047	1,021,275	1,015,995	1,029,895
Less average intangible assets	(9,016)	(9,016)	(9,066)	(9,516)	(9,937)
Average assets (non-GAAP)	1,130,687	1,079,031	1,012,209	1,006,479	1,019,958

Return on average tangible assets (non-GAAP)	0.19%	0.75%	1.02%	0.87%	0.64%

Return on Average Tangible Equity (non-GAAP)
Net income	$2,176	$8,087	$10,204	$8,402	$6,232
Plus intangible amortization (net of tax)	—	—	119	341	281
Net income (non-GAAP)	—	—	10,323	8,743	6,513

Average shareholders' equity	120,993	114,884	107,175	99,512	92,786
Less average intangible assets	(9,016)	(9,016)	(9,066)	(9,516)	(9,937)
Average shareholders' equity (non-GAAP)	111,977	105,868	98,109	89,996	82,849

Return on average tangible equity (non-GAAP)	1.94%	7.64%	10.52%	9.72%	7.86%

Tangible Book Value (per share) (non-GAAP)
Shareholders' equity	$115,144	$116,493	$111,376	$103,521	$95,388
Less intangible assets	(9,016)	(9,016)	(9,016)	(9,197)	(9,714)
Shareholders' equity (non-GAAP)	106,128	107,477	102,360	94,324	85,674

Shares outstanding (in thousands)	4,355	4,317	4,276	4,218	4,169

Tangible book value (non-GAAP)	24.37	24.90	23.94	22.36	20.55

Efficiency Ratio (non-GAAP)
Noninterest expense	$43,172	$33,175	$31,136	$31,573	$31,250

Net interest income	37,394	34,734	32,244	31,614	31,664
Plus tax equivalent adjustment to net interest income	2,690	2,246	2,203	1,978	1,596
Plus noninterest income, net of securities gains/losses & OTTI	12,186	11,623	11,756	10,871	10,075
Total revenue	52,270	48,603	46,203	44,463	43,335

Efficiency ratio (non-GAAP)	82.59%	68.26%	67.39%	71.01%	72.11%

Results of Operations:

Management’s Overview

The following discussion and analysis is intended to assist the reader in reviewing the financial information presented and should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein.

Highlights of 2017 performance include:

Net income was $2.2 million for the year, down 73.1% from $8.1 million in 2017.

•	Net interest income increased $2.7 million and the net interest margin increased to 3.72%.
•	The provision for loan loss expense decreased $3.1 million as credit quality continued to improve.
•	Noninterest income increased by 5% driven by an increase in fees from Investment and Trust services.
•	Noninterest expense increased by $10 million, solely the result of a $10 million reserve for a legal settlement.
•	Federal income tax expense included a charge of $2.3 million for the revaluation of net deferred tax assets.

The balance sheet grew by more than $52.4 million, closing the year at $1.2 billion.

•	Loans grew by 5.6% to $943.7 million.
•	Deposits increased by $65.1 million to $1.0 billion.

Other key performance measurements are presented in Item 6, of this report.

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

2017 versus 2016

As shown on Table 1, tax equivalent net interest income increased 8.4% in 2017.  This increase of $3.1 million was driven by a $2.9 million increase in tax equivalent interest income.  A larger balance sheet contributed $2.6 million of the increase in tax equivalent interest income while the effect of rate changes added $739 thousand.  The yield on earning assets (Table 3) improved from 3.84% for 2016 to 3.96% for 2017, driven by an increase in the yield on the loan portfolio. The yield on most earning assets benefited from three rate increases by the Federal Reserve during 2017. Interest expense increased $246 thousand, approximately 11%, over 2016.    Rate changes on deposits were the primary contributor to the increase in interest expense.  Most of the increase in interest expense occurred in the Money Management product.    Table 2 shows the affect volume and rate had on the change in tax equivalent net interest income in 2017.

2016 versus 2015

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

Interest expense declined slightly in 2016 and the cost of interest-bearing deposits fell by .03% from 2015. The cost of interest-bearing liabilities declined due to higher rate CDs maturing and an interest rate swap that matured in 2015 that pushed the cost of the money management product over the nominal rate.  Table 2 shows the affect volume and rate had on the change in tax equivalent net interest income in 2016.

Table 1. Net Interest Income

		Change			Change
(Dollars in thousands)	2017	$	%	2016	$	%	2015
Interest income	$39,885	$2,906	7.9	$36,979	$2,364	6.8	$34,615
Interest expense	2,491	246	11.0	2,245	(126)	(5.3)	2,371
Net interest income	37,394	2,660	7.7	34,734	2,490	7.7	32,244
Tax equivalent adjustment	2,690	444		2,246	223		2,023
Tax equivalent net interest income	$40,084	$3,104	8.4	$36,980	$2,713	7.9	$34,267

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

Table 2. Rate-Volume Analysis of Tax Equivalent Net Interest Income

	2017 Compared to 2016			2016 Compared to 2015
Increase (Decrease) due to:	Increase (Decrease) due to:			Increase (Decrease) due to:
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Interest-bearing obligations in other banks
and Federal funds sold	$—	$114	$114	$(44)	$84	$40
Investment securities:
Taxable	(310)	110	(200)	(260)	66	(194)
Nontaxable	(299)	(137)	(436)	(146)	(146)	(292)
Loans:
Commercial, industrial and agriculture	3,310	456	3,766	3,612	(413)	3,199
Residential mortgage	(105)	2	(103)	(134)	(54)	(188)
Home equity loans and lines	22	185	207	259	(97)	162
Consumer	(7)	9	2	(78)	(62)	(140)
Loans	3,220	652	3,872	3,659	(626)	3,033
Total net change in interest income	2,611	739	3,350	3,209	(622)	2,587

Interest expense on:
Interest-bearing checking	28	15	43	37	27	64
Money management	73	99	172	44	(144)	(100)
Savings	5	67	72	5	2	7
Time deposits	(39)	15	(24)	(73)	(53)	(126)
Short-term borrowings	(26)	8	(17)	25	4	29
Total net change in interest expense	41	204	246	38	(164)	(126)
Change in tax equivalent net interest income	$2,570	$535	$3,104	$3,171	$(458)	$2,713

The following table presents average balances, tax-equivalent (T/E) interest income and expense, and yields earned or rates paid on the assets or liabilities.  All nontaxable interest income has been adjusted to a tax-equivalent basis, using a tax rate of 34%.

Table 3. Analysis of Net Interest Income

	2017			2016			2015
	Average	Income or	Average	Average	Income or	Average	Average	Income or	Average
(Dollars in thousands)	balance	expense	yield/rate	balance	expense	yield/rate	balance	expense	yield/rate

Interest-earning assets:
Interest-bearing obligations of other
banks and federal funds sold	$30,818	$401	1.30%	$30,833	$287	0.93%	$36,732	$247	0.67%
Investment securities:
Taxable	92,031	2,088	2.27%	105,862	2,288	2.16%	117,973	2,482	2.10%
Tax Exempt	43,818	1,682	3.84%	51,429	2,118	4.12%	54,854	2,410	4.39%
Investments	135,849	3,770	2.78%	157,291	4,406	2.80%	172,827	4,892	2.83%
Loans:
Commercial, industrial and agricultural	757,969	31,880	4.21%	679,114	28,114	4.14%	592,010	24,915	4.21%
Residential mortgage	74,697	2,979	3.99%	77,331	3,082	3.99%	80,679	3,270	4.05%
Home equity loans and lines	72,158	3,290	4.56%	71,660	3,083	4.30%	65,687	2,921	4.45%
Consumer	4,718	255	5.40%	4,841	253	5.23%	6,196	393	6.34%
Loans	909,542	38,404	4.22%	832,946	34,532	4.15%	744,572	31,499	4.23%
Total interest-earning assets	1,076,209	$42,575	3.96%	1,021,070	$39,225	3.84%	954,131	$36,638	3.84%
Other assets	63,494			66,977			67,144
Total assets	$1,139,703			$1,088,047			$1,021,275

Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$271,513	$363	0.13%	$250,562	$320	0.13%	$220,314	$256	0.12%
Money Management	416,926	1,535	0.37%	396,267	1,363	0.34%	384,499	1,463	0.38%
Savings	78,310	128	0.16%	72,724	56	0.08%	66,134	49	0.07%
Time	73,947	449	0.61%	80,391	473	0.59%	92,212	599	0.65%
Total interest-bearing deposits	840,696	2,475	0.29%	799,944	2,212	0.28%	763,159	2,367	0.31%
Securities sold under agreements
to repurchase	—	—	—	—	—	—	25	—	0.15%
Other borrowings	1,894	16	0.83%	5,258	33	0.63%	923	4	0.38%
Total interest-bearing liabilities	842,590	2,491	0.30%	805,202	2,245	0.28%	764,082	2,371	0.31%
Noninterest-bearing deposits	170,649			163,258			143,374
Other liabilities	5,471			4,703			6,619
Shareholders' equity	120,993			114,884			107,175
Total liabilities and shareholders' equity	$1,139,703			$1,088,047			$1,021,250
T/E net interest income/Net interest margin		40,084	3.72%		36,980	3.62%		34,267	3.59%
Tax equivalent adjustment		(2,690)			(2,246)			(2,023)
Net interest income		$37,394			$34,734			$32,244

Provision for Loan Losses

The Bank charged-off loans of $137 thousand in 2017, while recording recoveries of previously charged-off loans of $184 thousand.  As a result, the Bank ended the year in a net recovery position of $47 thousand.  This compares to $2.8 million in net-charge-offs in 2016.  The 2016 charged-offs were inflated by one commercial real estate loan charge-off of $2.7 million. Without this charge-off, net charge-offs for 2016 would have been only $21 thousand.  For 2017, the provision for loan loss expense was $670 thousand and was added to the allowance for loan losses (ALL) primarily as the result of loan growth.  The ALL was $11.8 million at year-end 2017 (1.25% of total loans), compared to $11.1 million at year-end 2016 (1.24% of total loans). Management closely monitors the credit quality of the portfolio in order to ensure that an appropriate ALL is maintained. As part of this process, Management performs a comprehensive analysis of the loan portfolio considering delinquencies trends and events, current economic conditions, and other relevant factors to determine the adequacy of the allowance for loan losses and the provision for loan losses.  For more information, refer to the Loan Quality discussion and Tables 11  - 17.

Noninterest Income

The following table presents a comparison of noninterest income for the years ended December 31, 2017 and 2016:

Table 4. Noninterest Income

			Change
(Dollars in thousands)	2017	2016	Amount	%
Noninterest Income
Investment and trust services fees	$5,370	$4,969	$401	8.1
Loan service charges	831	714	117	16.4
Deposit service charges and fees	2,399	2,468	(69)	(2.8)
Other service charges and fees	1,327	1,257	70	5.6
Debit card income	1,543	1,469	74	5.0
Increase in cash surrender value of life insurance	521	531	(10)	(1.9)
Net loss on sale of other real estate owned	(26)	(31)	5	16.1
OTTI losses on debt securities	—	(40)	40	100.0
Securities gains, net	3	22	(19)	(86.4)
Other	221	246	(25)	(10.2)
Total	$12,189	$11,605	$584	5.0

2017 versus 2016

The most significant changes in noninterest income are discussed below:

Investment and Trust Service fees: These fees are comprised of asset management fees, estate administration and settlement fees, employee benefit plans, and commissions from the sale of insurance and investment products.  Asset management fees are recurring in nature and are affected by the fair value of assets under management at the time the fees are recognized.  Asset management fees totaled $4.8 million for 2017, an increase of $428 thousand over 2016.  The fair value of trust assets under management increased to $686.9 million at year-end, compared to $622.6 million at the end of 2016. By the nature of an estate settlement, these fees are considered nonrecurring.    Estate fees declined by $54 thousand to $243 thousand in 2017.  Commissions from the sale of insurance and investment products increased by $26 thousand over 2016.

Loan service charges:  This category includes loan origination fees, offset by those fees that are deferred, as well as production fees for originating mortgages for sale in the secondary market, and any fees for loan services that are charged after origination, e.g.: late fees or debt protection. The primary cause of the increase was higher service charges from commercial loans and fees for mortgages originated through a third-party broker.

Deposit fees:  This category is comprised primarily of fees from overdrafts, an overdraft protection program, service charges, and account analysis fees.  The decrease in this category is due primarily to lower usage of the Bank’s overdraft protection program, resulting in $1.4 million of fees in 2017 compared to $1.5 million in 2016.  During the year, fee income from retail usage of this service decreased, but was partially offset by increased usage by commercial customers.

Debit card income:  Debit card fees are comprised of both a retail and business card program. Retail fees increased by $45 thousand while business card fees increased $29 thousand, a 10% increase over the prior year.   The business debit card offers a cash back rewards program based on usage.

Other service charges and fees: The most significant items in this category include fees from the Bank’s merchant card program and ATM fees.  Merchant card fees increased $43 thousand while ATM fees increased $13 thousand.

Securities gains and losses, and OTTI charges:  The gains in 2017 were solely the result of called bonds.  In 2016, $40 thousand of other-than-temporary-impairment charges were recorded on three private-label mortgage-backed securities, while $18 thousand in security gains were the result of called bonds.

The following table presents a comparison of noninterest income for the years ended December 31, 2016 and 2015:

Table 4.1 Noninterest Income

			Change
(Dollars in thousands)	2016	2015	Amount	%
Noninterest Income
Investment and trust services fees	$4,969	$5,036	$(67)	(1.3)
Loan service charges	714	1,002	(288)	(28.7)
Deposit service charges and fees	2,468	2,318	150	6.5
Other service charges and fees	1,257	1,239	18	1.5
Debit card income	1,469	1,368	101	7.4
Increase in cash surrender value of life insurance	531	551	(20)	(3.6)
Net (loss) gain on sale of other real estate owned	(31)	32	(63)	(196.9)
OTTI losses on debt securities	(40)	(20)	(20)	(100.0)
Gain on conversion of investment security	—	728	(728)	100.0
Securities gains, net	22	8	14	175.0
Other	246	390	(144)	(36.9)
Total	$11,605	$12,652	$(1,047)	(8.3)

2016 versus 2015

The most significant changes in noninterest income are discussed below:

Investment and Trust Service fees:  Asset management fees increased $176 thousand, while estate fees decreased $187 thousand over 2015. Commissions from the sale of insurance and investment products decreased by $56 thousand compared to the 2015 commissions. The fair value of trust assets under management increased to $622.6 million at year-end, compared to $586.7 million at the end of 2015.

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

Debit card income:   Debit card fees are comprised of both a retail and business card program and the increase in this category was driven primarily by higher retail usage. However, business card usage also increased, but not to the extent as did retail.

Other real estate owned gains (losses), net:  The net loss was generated by the sale of five residential properties.

Other: The decrease in this category is the result of an investment the Corporation owned in an offshore insurance company that liquidated in 2015 and paid out the investors ($171 thousand).

Gain on conversion, securities gains and losses, and OTTI charges:  In 2016, other-than-temporary-impairment charges were recorded on three private-label mortgage-backed securities, while the security gains were the result of called bonds. In 2015, a gain on conversion of an investment security of $728 thousand was recorded when one bank equity stock owned by the Bank was acquired by another bank. The remaining security gains were generated by the sale of equity securities

Noninterest Expense

The following table presents a comparison of noninterest expense for the years ended December 31, 2017 and 2016:

Table 5. Noninterest Expense

(Dollars in thousands)			Change
Noninterest Expense	2017	2016	Amount	%
Salaries and benefits	$18,871	$18,276	$595	3.3
Occupancy, furniture and equipment, net	3,152	3,120	32	1.0
Advertising	1,197	1,155	42	3.6
Legal and professional	1,813	1,508	305	20.2
Data processing	2,229	2,093	136	6.5
Pennsylvania bank shares tax	971	902	69	7.6
FDIC insurance	372	580	(208)	(35.9)
ATM/debit card processing	959	855	104	12.2
Foreclosed real estate	151	1,333	(1,182)	(88.7)
Telecommunications	418	429	(11)	(2.6)
Legal reserve	10,000	—	10,000	—
Other	3,039	2,924	115	3.9
Total	$43,172	$33,175	$9,997	30.1

2017 versus 2016

The most significant changes in noninterest expense are discussed below:

Salaries and benefits:  This category is the largest noninterest expense category and these expenses increased by $595 thousand compared to the prior year.  During the year, salaries, 401(k) contributions and incentive compensation accounted for the largest increases.   Partially offsetting the increases were a reduction in pension expense of $463 thousand.  Pension expense in 2016 included a one-time pension settlement of $564 thousand. See Note 14 of the accompanying consolidated financial statements for additional information on benefit plans.

Net Occupancy:  This category includes all of the expense associated with the properties and facilities used for bank operations such as depreciation, leases, maintenance, utilities and real estate taxes. Building maintenance costs increased during 2017, but were partially offset by a decrease in depreciation expense.

Legal and professional fees:  This category consists of fees paid to outside legal counsel, consultants, and audit fees.  The increase was primarily from legal fees associated with a lawsuit brought against the Corporation that is described in Item 3, Legal Proceedings.    It is expected that the Corporation will incur additional legal expenses until this lawsuit is fully resolved. Internal and external audit fees increased by $10 thousand.

Data processing:  The largest cost in this category is the expense associated with the Bank’s core processing system and related services, and accounted for $1.2 million of the total data processing costs, unchanged from the prior year. An increase in software expense contributed $80 thousand to the total increase in this category.

FDIC insurance: This category consists of the total fees paid to the Federal Deposit Insurance Corporation. The expense for 2017 decreased compared to prior year as an improvement in the Bank’s credit quality reduced the assessment factor.  Also, in the third quarter of 2016, the FDIC lowered the assessment rate on banks with less than $10 billion in assets, as the surplus accumulated in its deposit insurance fund reached the required level and the Bank benefited from this change for the full year of 2017.

Foreclosed real estate: This category consists of expenses related to collecting loans and expenses to carry other real estate owned.  The decrease in 2017 was due primarily to a write down the value of one property by $1.2 million in 2016.

Legal Reserve: This expense represents the accrual for a legal settlement described in Item 3 Legal Proceedings.

The following table presents a comparison of noninterest expense for the years ended December 31, 2016 and 2015:

Table 5.1 Noninterest Expense

(Dollars in thousands)			Change
Noninterest Expense	2016	2015	Amount	%
Salaries and benefits	$18,276	$17,186	$1,090	6.3
Occupancy, furniture and equipment, net	3,120	3,164	(44)	(1.4)
Advertising	1,155	1,105	50	4.5
Legal and professional	1,508	1,093	415	38.0
Data processing	2,093	2,051	42	2.0
Pennsylvania bank shares tax	902	815	87	10.7
FDIC insurance	580	663	(83)	(12.5)
ATM/debit card processing	855	830	25	3.0
Foreclosed real estate	1,333	462	871	188.5
Telecommunications	429	555	(126)	(22.7)
Other	2,924	3,031	(107)	(3.5)
Total	$33,175	$30,955	$2,220	7.2

2016 versus 2015

Salaries and benefits: This category increased by $1.1 million compared to the prior year. Pension expense increased $535 thousand due to pension settlement expense, salary expense increased $489 thousand and health insurance expense increased $114 thousand. These increases were partially offset by a decrease of $112 thousand in 401(k) incentive plan. All other employee benefit expenses remained consistent with 2015 levels.

Net Occupancy:   Depreciation expense increased slightly in 2016, but was offset by lower utility expenses and less third party maintenance expenses, due to increased in-house maintenance efforts.

Legal and professional fees:  This category increased $415 thousand from 2015.  The increase was primarily from legal fees associated with a lawsuit brought against the Corporation in 2015.  Internal and external audit fees increased by $93 thousand.

Data processing:  The Bank’s core processing system and related services, and accounted for $1.2 million of the total data processing costs in 2016 and $1.1 million in 2015.  The increase in 2016 was due to higher customer utilization of the Bank’s various electronic banking products.

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

Provision for Income Taxes

The Corporation recorded a Federal income tax expense of $3.6 million in 2017 compared to $1.3 million in 2016 and $2.3 million in 2015. The effective tax rate for 2017, 2016, and 2015 was 62.1%, 13.9%, and 18.2%, respectively. In most years, the Corporation’s effective tax rate is lower than its statutory rate due to the effect of tax-exempt income from certain investment securities, loans, and bank owned life insurance. In 2017, income tax expense and the effective tax rate increased due to the write-down of net deferred tax assets as a result of the passage of the Tax Cuts and Jobs Act of 2017 (the Act) . The Act reduced the federal corporate income tax rate to 21%, effective January 1, 2018 from the Corporation’s statutory rate of 34% in prior periods.   With the passage of the Act, net deferred tax assets were required to be revalued using the new rate of 21%.  The Corporation recorded additional income tax expense of $2.3 million in 2017 as a result of the revaluation of net deferred tax assets. Excluding the effect of the write-down of net deferred tax assets, the effective tax rate for 2017 would have been 22.1%.  The Corporation has determined that the accounting for the Tax Cuts and Jobs Act is final as of December 31, 2017.

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

Financial Condition

One method of evaluating the Corporation’s condition is in terms of its sources and uses of funds.  Assets represent uses of funds while liabilities represent sources of funds.  At December 31, 2017, total assets increased 4.7% over the prior year to $1.2 billion from $1.1 billion at the end of 2016.

Interest Bearing Deposits in Other Banks:

This asset increased $17.4 million year-over-year, but the average balance for 2017 remained steady at approximately $31 million. At year-end, approximately $7 million was in the form of short-term certificates of deposit and $30.0 million was held in an interest-bearing account at the Federal Reserve.

Investment Securities:

The investment portfolio serves as a mechanism to invest funds if funding sources out pace lending activity, to provide liquidity for lending and operations, and provide collateral for deposits and borrowings. The mix of securities and investing decisions are made as a component of balance sheet management. Debt securities include U.S. Government Agencies, U.S. Government Agency mortgage-backed securities, non-agency mortgage-backed securities, state and municipal government bonds, and trust preferred securities.  The equity portfolio consists of one community bank stock.  The average life of the portfolio is 3.5 years and $84.1 million (fair value) is pledged as collateral for deposits. The Bank has no investments in a single issuer that exceeds 10% of shareholders equity.  All securities are classified as available for sale and all investment balances refer to fair value, unless noted otherwise. The following table presents the amortized cost and estimated fair value of investment securities by type at December 31 for the past three years:

Table 6. Investment Securities at Amortized Cost and Estimated Fair Value

	2017		2016		2015
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	value	Cost	value	Cost	value
Equity securities	$164	$365	$164	$290	$164	$233
U.S. Government and Agency securities	11,451	11,472	12,598	12,720	13,705	13,836
Municipal securities	57,374	57,772	62,763	62,985	67,851	69,188
Trust preferred securities	6,000	5,817	5,979	5,461	5,958	5,289
Agency mortgage-backed securities	51,307	50,937	61,305	61,284	69,284	69,519
Private-label mortgage-backed securities	858	946	1,053	1,104	1,335	1,372
Asset-backed securities	28	27	33	31	38	36
Total	$127,182	$127,336	$143,895	$143,875	$158,335	$159,473

The following table presents investment securities at December 31, 2017 by maturity, and the weighted average yield for each maturity presented.  The yields presented in this table are calculated using tax-equivalent interest and the amortized cost.

Table 7. Maturity Distribution of Investment Portfolio

			After one year		After five years		After ten
	One year or less		through five years		through ten years		years		Total
	Fair		Fair		Fair		Fair		Fair
(Dollars in thousands)	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
Available for Sale
U.S. Government and
Agency securities	$—	—	$4,948	2.08%	$2,784	2.53%	$3,740	1.85%	$11,472	2.12%
Municipal securities	—	—	8,972	3.27%	27,930	3.48%	20,870	3.60%	57,772	3.49%
Trust preferred securities	—	—	—	—	3,056	2.70%	2,761	2.89%	5,817	2.79%
Agency mortgage-backed securities	80	2.04%	3,267	2.35%	7,453	2.54%	40,137	2.46%	50,937	2.46%
Private-label mortgage-backed
securities	—	—	—	—	—	—	946	5.16%	946	5.16%
Asset-backed securities	19	0.49%	—	—	—	—	8	3.81%	27	1.47%
Total	$99	1.74%	$17,187	2.75%	$41,223	3.19%	$68,462	2.83%	$126,971	2.93%

Table 3 shows the three-year trend of average balances and yields on the investment portfolio. The average balances and year-over-year ending balances declined (Table 6), due primarily to cash-flow from called municipal and mortgage-backed securities not being reinvested into the portfolio. The yield on the portfolio declined slightly from 2.80% in 2016 to 2.78% in 2017.  U.S. Agency mortgage-backed securities and municipal bonds continue to comprise the largest sectors by fair value of the portfolio, approximately 85% in total. The Bank expects that the portfolio will continue to remain concentrated in these investment sectors. The portfolio produced $23.6 million in cash flows in 2017 while $8.6 million was invested into the portfolio during the year.   For the year, the Corporation recorded a gain of $3 thousand on three municipal calls.

Municipal Bonds:  The Bank’s municipal bond portfolio is well diversified geographically and is comprised of both tax-exempt (72% of the portfolio) and taxable (28% of the portfolio) municipal bonds.  General obligation bonds (74%) and revenue bonds (17%) comprise the largest portions of the portfolio. The portfolio holds 106 issues within 28 states. The largest dollar exposure is to issuers in the state of Texas (fair value of $8.4 million / 15 issuers) and Pennsylvania (fair value of $5.1 million / 8 issuers).  Thirty-eight percent of the portfolio has either private bond insurance or some other type of credit enhancement. When purchasing municipal bonds, the Bank looks primarily to the underlying credit of the issuer as a sign of credit quality and then to any credit enhancement. Approximately $56 million of the portfolio is rated “A” or higher by a nationally recognized rating agency and the weighted average rating of the portfolio is “Aa2”.

Trust Preferred Bonds:  The holdings remain the same as at the prior year end, but the unrealized loss has declined from $518 thousand to $183 thousand year-over-year. The credit ratings for each bond are similar to the ratings one year prior. Trust preferred securities are typically issued by a subsidiary grantor trust of a bank holding company, which uses the proceeds of the equity issuance to purchase deeply subordinated debt issued by the bank holding company.  All of the Bank’s trust preferred securities are single issuer bonds.  See Note 4 of the accompanying financial statements for more information on the trust preferred securities.

Mortgage-backed Securities (MBS):  This sector holds $51.9 million or 41% of the total portfolio. The majority of this sector ($51.0 million) is comprised of U.S. Government Agency MBS. The Government MBS sector is comprised of mortgage backed securities and collateralized mortgage obligations, both fixed and variable rate. In addition, the Bank holds five private-label mortgage-backed securities (PLMBS) with a fair value of $946 thousand and an amortized cost of $858 thousand.  The Bank’s private-label mortgage-backed securities (PLMBS) portfolio is comprised primarily of Alt-A loans. Alt-A loans are first-lien residential mortgages that generally conform to traditional “prime” credit guidelines; however, loan factors such as the loan-to-value ratio, loan documentation, occupancy status or property type cause these loans not to qualify for standard underwriting programs.  The See Note 4 of the accompanying financial statements for more information on the mortgage-backed securities.

Impairment:  Table 8 reflects the temporary impairment in the investment portfolio, aggregated by investment category, length of time that individual securities have been in a continuous unrealized loss position and the number of securities in each category as of December 31, 2017 and 2016.

The condition of the portfolio at year-end 2017, as measured by the dollar amount of temporarily impaired securities, is better than year-end 2016. The Agency Mortgage-backed sector recorded the largest unrealized loss and the greatest number of securities with an unrealized loss.

For securities with an unrealized loss, Management applies a systematic methodology in order to perform an assessment of the potential for other-than-temporary impairment.  In the case of debt securities, investments considered for other-than-temporary impairment: (1) had a specified maturity or repricing date; (2) were generally expected to be redeemed at par, and (3) were expected to achieve a recovery in market value within a reasonable period of time. In addition, the Bank considers whether it intends to sell these securities or whether it will be forced to sell these securities before the earlier of amortized cost recovery or maturity. Equity securities are assessed for other-than-temporary impairment based on the length of time of impairment, dollar amount of the impairment and general market and financial conditions relating to specific issues.  The impairment identified on debt and equity securities and subject to assessment at December 31, 2017, was deemed to be temporary and required no further adjustments to the financial statements, unless otherwise noted.  The following table presents the temporary impairment in the security portfolio for the years presented:

Table 8. Temporary Impairment

	December 31, 2017
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Government and Agency securities	$2,315	$(11)	5	$3,528	$(32)	10	$5,843	$(43)	15
Municipal securities	13,767	(89)	22	7,507	(163)	14	21,274	(252)	36
Trust preferred securities	1,216	(12)	2	4,601	(171)	5	5,817	(183)	7
Agency mortgage-backed securities	16,287	(129)	29	20,563	(438)	39	36,850	(567)	68
Private-label mortgage-backed securities	—	—	—	—	—	—	—	—	—
Asset-backed securities	—	—	—	4	(1)	1	4	(1)	1
Total temporarily impaired securities	$33,585	$(241)	58	$36,203	$(805)	69	$69,788	$(1,046)	127

	December 31, 2016
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Government and Agency securities	$789	$(9)	1	$3,413	$(17)	10	$4,202	$(26)	11
Municipal securities	23,407	(417)	43	1,598	(154)	2	25,005	(571)	45
Trust preferred securities	—	—	—	5,461	(518)	7	5,461	(518)	7
Agency mortgage-backed securities	26,995	(359)	39	4,656	(93)	11	31,651	(452)	50
Private-label mortgage-backed securities	281	(5)	1	—	—	—	281	(5)	1
Asset-backed securities	—	—	—	4	(2)	1	4	(2)	1
Total temporarily impaired securities	$51,472	$(790)	84	$15,132	$(784)	31	$66,604	$(1,574)	115

The unrealized loss in the trust preferred sector declined by $335 thousand compared to the prior year-end and market prices continued to show some improvement during the year. All of the Bank’s trust preferred securities are variable rate notes with long maturities (2027-2028) from companies that received money (and in some cases paid back) from the Troubled Asset Relief Program (TARP), continue to pay dividends and have raised capital.  The credit ratings on this portfolio are similar to the prior year and no bonds have missed or suspended any payments. At December 31, 2017, the Bank believes it will be able to collect all interest and principal due on these bonds and that it will not be forced to sell these bonds prior to maturity. Therefore, no other-than-temporary-impairment charges were recorded.

The municipal securities portfolio had a $319 thousand decrease in unrealized losses since the end of 2016.  The change in value in this sector is driven by market interest rates since these bonds have very low credit risk.

The Bank held $456 thousand of restricted stock at the end of 2017 of which $426 thousand is stock in the Federal Home Loan Bank of Pittsburgh (FHLB). FHLB stock is carried at a cost of $100 per share. FHLB stock is evaluated for impairment primarily based on an assessment of the ultimate recoverability of its cost. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support it operations. There is not a public market for FHLB stock and the benefits of FHLB membership (e.g., liquidity and low cost funding) add value to the stock beyond purely financial measures. If FHLB stock were deemed to be impaired, the write-down for the Bank could be significant. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment.

Loans:

Average gross loans for 2017 increased by $76.6 million to $909.5 million compared to $832.9 million in 2016.  Commercial loans and home equity loans and lines of credit showed an increase in average balances during the year, which was partially offset by a decline in average residential mortgage and consumer loans during the year.  The yield on the portfolio increased in 2017 increased to 4.22% in 2017 from 4.15% in 2016. Table 3 presents detail on the average balances and yields earned on loans for the past three years. The following table shows loans outstanding, by primary collateral, as of December 31 for the past 5 years.

Table 9. Loan Portfolio

(Dollars in thousands)	2017		2016		2015		2014		2013
	Balance	% Change	Balance	% Change	Balance	% Change	Balance	% Change	Balance
Residential real estate 1-4 family
Consumer first lien	$97,159	(5.8)	$103,125	(0.6)	$103,698	(1.3)	$105,014	1.4	$103,573
Commercial first lien	61,275	(6.4)	65,445	13.3	57,780	2.6	56,300	(3.7)	58,466
Total first liens	158,434	(6.0)	168,570	4.4	161,478	0.1	161,314	(0.4)	162,039

Consumer junior lien and lines of credit	45,043	0.5	44,817	(0.4)	44,996	18.0	38,132	10.1	34,636
Commercial junior liens and lines of credit	5,328	(1.3)	5,396	(8.8)	5,917	4.5	5,663	(4.6)	5,939
Total junior liens and lines of credit	50,371	0.3	50,213	(1.4)	50,913	16.3	43,795	7.9	40,575
Total residential real estate 1-4 family	208,805	(4.6)	218,783	3.0	212,391	3.6	205,109	1.2	202,614

Residential real estate construction
Consumer purpose	1,813	34.3	1,350	147.7	545	(66.5)	1,627	(58.9)	3,960
Commercial purpose	8,088	6.1	7,625	3.8	7,343	(9.2)	8,088	(5.5)	8,559
Total residential real estate construction	9,901	10.3	8,975	13.8	7,888	(18.8)	9,715	(22.4)	12,519

Commercial real estate	428,428	9.7	390,584	14.6	340,695	4.4	326,482	(0.9)	329,373
Commercial	291,519	7.6	270,826	25.4	215,942	20.6	179,071	5.1	170,327
Total commercial	719,947	8.9	661,410	18.8	556,637	10.1	505,553	1.2	499,700

Consumer	5,047	7.3	4,705	(7.7)	5,100	(17.1)	6,154	(28.3)	8,580
Total loans	943,700	5.6	893,873	14.3	782,016	7.6	726,531	0.4	723,413
Less: Allowance for loan losses	(11,792)	6.5	(11,075)	9.8	(10,086)	10.7	(9,111)	(6.1)	(9,702)
Net loans	$931,908	5.6	$882,798	14.4	$771,930	7.6	$717,420	0.5	$713,711

Residential real estate:  This category is comprised of first lien loans and, to a lesser extent, junior liens and lines of credit secured by residential real estate.  Total residential real estate loans decreased $10.0 million over 2016, primarily in consumer first lien loans.  The Bank’s residential mortgage portfolio decreased during 2017 as paydowns were greater than originations booked to the portfolio.  In 2017, the Bank originated $17.8 million in mortgages, including approximately $10.0 million for a fee through a third party brokerage agreement. The Bank does not originate or hold any loans that would be considered sub-prime or Alt-A, and does not generally originate mortgages outside of its primary market area.

Commercial purpose loans in this category represent loans made for various business needs, but are secured with residential real estate. In addition to the real estate collateral, it is possible that additional security is provided by personal guarantees or UCC filings. These loans are underwritten as commercial loans and are not originated to be sold.

Residential real estate construction:  The largest component of this category represents loans to residential real estate developers of $8.1 million, while loans for individuals to construct personal residences totaled $1.8 million at December 31, 2017. The Bank’s exposure to residential construction loans is concentrated primarily in south central Pennsylvania. Real estate construction loans, including residential real estate and land development loans, occasionally provide an interest reserve in order to assist the developer during the development stage when minimal cash flow is generated. All real estate construction loans are underwritten in the same manner, regardless of the use of an interest reserve.

At December 31, 2017, the Bank had $6.6 million in real estate construction loans funded with an interest reserve and capitalized $119 thousand of interest from these reserves on active projects during 2017.  These loans are comprised of $908 thousand in residential construction and $5.7 million in commercial construction (reported in the commercial real estate category). Real estate construction loans are monitored on a regular basis by either an independent third party inspector or the assigned loan officer depending on loan amount or complexity of the project. This monitoring process includes, at a minimum, the submission of invoices or AIA documents (depending on the complexity of the project) detailing costs incurred by the borrower, on-site inspections, and a signature by the assigned loan officer for disbursement of funds.

Commercial loans: Commercial loans continue to be the largest loan category on the balance sheet and increased 8.9% compared to the end of 2016. In 2017, the Bank approved approximately $194 million in commercial loans and commitments with approximately $114 million in new money advances. The competition for good quality loans continues to be strong with the best customers able to attract multiple offers.

Commercial real estate (CRE): This category includes commercial, industrial, farm and agricultural loans, where real estate serves as the primary collateral for the loan. This loan category increased by $37.8 million over the prior year. The increases in 2017 were primarily in office buildings and manufacturing facilities. The largest sectors (by collateral) in CRE are: office buildings ($56.8 million), land development ($53.0 million), hotel and motel ($49.6 million) and manufacturing facilities ($38.4 million).

Commercial (C&I): This category includes commercial, industrial, farm, agricultural, and tax free loans. Collateral for these loans may include business assets or equipment, personal guarantees, or other non-real estate collateral. C&I loans increased $20.7 million over the 2016 ending balance, primarily in tax free municipal loans. At December 31, 2017, the Bank had approximately $176 million of tax free loans in its portfolio. The largest sectors (by industry) are: public administration ($80.1 million), utilities ($36.1 million), educational services ($31.6 million) and retail trade ($23.7 million). The Bank does not have any loan exposure to the oil and gas industry.

The Bank continues to reduce its portfolio of purchased participation commercial loans. At December 31, 2017, the Bank held $115.3 million in purchased loan participations in its portfolio compared to $133.3 million at the prior year-end. During the year, $25 million of loan participations paid off and this partially offset the growth in this loan category. The Bank expects that commercial lending will continue to be the primary area of loan growth in the future via in-market lending, but it expects new purchase participations to decline.

Consumer loans: This category is mainly comprised of unsecured personal lines of credit and showed a slight increase of $342 thousand in 2017 over 2016 ending balances.

Table 10. Maturities and Interest Rate Terms of Selected Loans

The following table presents the stated maturities (or earlier call dates) of selected loans as of December 31, 2017.  Consumer purpose residential mortgages and consumer loans are excluded from the presentation.

	Less than		Over
(Dollars in thousands)	1 year	1-5 years	5 years	Total
Loans:
Residential real estate construction	$6,134	$1,954	$—	$8,088
Commercial real estate	29,183	57,598	341,647	428,428
Commercial	50,278	44,968	196,273	291,519
Total	$85,595	$104,520	$537,920	$728,035

Loans with fixed and variable interest rates at December 31, 2017 are shown below:

	Less than		Over
(Dollars in thousands)	1 year	1-5 years	5 years	Total
Loans with fixed rates	$4,433	$60,708	$72,552	$137,693
Loans with variable rates	81,162	43,812	465,368	590,342
Total	$85,595	$104,520	$537,920	$728,035

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

Watch list loans exhibit financial weaknesses that increase the potential risk of default or loss to the Bank. However, inclusion on the watch list, does not by itself, mean a loss is certain. The watch list includes both performing and nonperforming loans. Watch list loans totaled $12.8 million at year-end compared to $18.5 million one year earlier. Included in the watch list are $2.7 million of nonaccrual loans. The composition of the watch list (loans rated 6, 7 or 8), by primary collateral, is shown in Note 6 of the accompanying financial statements.

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

The Bank’s Loan Management Committee reviews these loans and risk ratings on a quarterly basis in order to proactively identify and manage problem loans. In addition, a committee meets monthly to discuss possible workout strategies for OREO and all credits rated 7-Substandard or worse. Management also tracks other commercial loan risk measurements including high loan to value loans, concentrations, participations and policy exceptions and reports these to the Credit Risk Oversight Committee of the Board of Directors. The Bank also uses a third-party consultant to assist with internal loan review with a goal of reviewing 60% of commercial loans each year. The FDIC defines certain supervisory loan-to-value lending limits.  The Bank’s internal loan–to-value limits are all equal to or less than the supervisory loan-to-value limits.  However, in certain circumstances, the Bank may make a loan that exceeds  the supervisory loan-to-value.  At December 31, 2017, the Bank had loans of $30.2 million (3.2% of gross loans) that exceeded the supervisory loan-to value limit, compared to 3.0% at the prior year end.

Loan quality improved during 2017, as measured by the balance of nonperforming loans reported in Table 11. Nonperforming loans have decreased by $2.8 million with $2.1 million of the decrease coming in commercial real estate loans as the result of pay-offs or third-party refinancing.   Potential problem loans, defined as watch list loans less loans on nonaccrual or past due more than 90 days, at December 31, 2017 totaled $10.1 million compared to $13.1 million at December 31, 2016.

The following table presents a five year summary of nonperforming assets as of December 31 of each year:

Table 11. Nonperforming Assets

(Dollars in thousands)	2017	2016	2015	2014	2013
Nonaccrual loans
Residential Real Estate 1-4 Family
First liens	$168	$231	$806	$1,124	$2,599
Junior liens and lines of credit	—	86	105	169	107
Total	168	317	911	1,293	2,706
Residential real estate - construction	466	480	502	931	538
Commercial real estate	1,854	3,956	3,681	8,430	19,001
Commercial	187	23	276	1,637	2,398
Total nonaccrual loans	2,675	4,776	5,370	12,291	24,643

Loans past due 90 days or more and not included above
Residential Real Estate 1-4 Family
First liens	—	—	214	165	302
Junior liens and lines of credit	—	—	—	—	41
Total	—	—	214	165	343
Commercial real estate	—	665	152	140	207
Commercial	—	—	2	—	44
Consumer	—	—	—	17	10
Total loans past due 90 days or more and still accruing	—	665	368	322	604

Total nonperforming loans	2,675	5,441	5,738	12,613	25,247
Other real estate owned	2,598	4,915	6,451	3,666	4,708
Total nonperforming assets	$5,273	$10,356	$12,189	$16,279	$29,955

Nonperforming loans to total gross loans	0.28%	0.61%	0.73%	1.74%	3.49%
Nonperforming assets to total assets	0.45%	0.92%	1.18%	1.63%	3.04%
Allowance for loan losses to nonperforming loans	440.82%	203.55%	175.78%	72.23%	38.43%

The following table provides information on the most significant nonaccrual loans as of December 31, 2017.

Table 12. Significant Nonaccrual Loans

		ALL	Nonaccrual	TDR			Last
(Dollars in thousands)	Balance	Reserve	Date	Status	Collateral	Location	Appraisal(1)
Credit 1	$1,647	$—	Mar-12	Y	1st and 2nd liens on commercial real estate, residential real estate and business assets	PA	Nov-17	$3,924
Credit 2	595	—	Sep-16	Y	1st lien on farmland	PA	Jul-14	$1,526
Total	$2,242	$—

(1) Appraisal value, as reported, does not reflect the pay-off of any senior liens or the cost to liquidate the collateral, but does reflect only the Bank’s share of the collateral if it is a participated loan.

Credit 1 is a TDR that is in compliance with its modified terms. Credit 2 is in the process of foreclosure and is listed for sale.   .

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

 In accordance with financial accounting standards, TDR loans are always considered impaired until they are paid-off.  However, an impaired TDR loan can be a performing loan.  Impaired loans totaled $12.6 million at year-end compared to $15.1 million at the prior year end. Included in the impaired loan totals are $12.2 million of TDR loans.

The following table shows the composition of the Bank’s impaired loans as of December 31, 2017.

Table 13. Composition of Impaired Loans

(Dollars in thousands)	Nonaccrual		Accruing	Total
	Non-TDR	TDR	TDR	Impaired
Residential Real Estate 1-4 Family
First liens	$132	$36	$701	$869
Junior liens and lines of credit	—	—	—	—
Total	132	36	701	869
Residential real estate - construction	—	466	—	466
Commercial real estate	78	1,776	9,207	11,061
Commercial	187	—	—	187
Total	$397	$2,278	$9,908	$12,583

Note 6 of the accompanying financial statements provides additional information on the composition of the impaired loans, including the allowance for loan loss that has been established for impaired loans and new TDR loans during the year.

Allowance for Loan Losses:

Management monitors loan performance on a monthly basis and performs a quarterly evaluation of the adequacy of the allowance for loan losses (ALL). The ALL is determined by segmenting the loan portfolio based on the loan’s collateral. When calculating the ALL, consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, historical charge-offs, the adequacy of the underlying collateral (if collateral dependent) and other relevant factors. The Bank begins enhanced monitoring of all loans rated 6 - Special Mention or worse, and obtains a new appraisal or asset valuation for any placed on nonaccrual and rated 7 -  Substandard or worse. Management, at its discretion, may determine that additional adjustments to the appraisal or valuation are required.  Valuation adjustments will be made as necessary based on factors, including, but not limited to: the economy, deferred maintenance, industry, type of property/equipment, age of the appraisal, etc. and the knowledge Management has about a particular situation. In addition, the cost to sell or liquidate the collateral is also estimated and deducted from the valuation in order to determine the net realizable value to the Bank. When determining the allowance for loan losses, certain factors involved in the evaluation are inherently subjective and require material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans. Management monitors the adequacy of the allowance for loan losses on an ongoing basis and reports its adequacy quarterly to the Credit Risk Oversight Committee of the Board of Directors. Management believes that the allowance for loan losses at December 31, 2017 is adequate.

The analysis for determining the ALL is consistent with guidance set forth in generally accepted accounting principles (GAAP) and the Interagency Policy Statement on the Allowance for Loan and Lease Losses. The analysis has two components, specific and general allocations. The specific component addresses specific reserves established for impaired loans. A loan is considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all interest and principal payments due according to the originally contracted terms of the loan agreement.  Collateral values discounted for market conditions and selling costs are used to establish specific allocations for impaired loans. However, it is possible that as a result of the credit analysis, a specific reserve is not required for an impaired loan. For impaired loans with balances less than $250 thousand and all consumer purpose loans, a specific reserve analysis is not performed and these loans are added to the general allocation pool.  These loans totaled $677 thousand at year-end 2017 and are comprised primarily of loans secured by residential real estate.   Management does not believe that excluding these loans from the specific reserve analysis presents any additional risk. The balance of impaired loans and the ALL for these loans declined in 2017.  Note 6 of the accompanying financial statements provides additional information about the ALL established for impaired loans.

The general allocation component addresses the reserves established for pools of homogenous loans. The general component includes a quantitative and qualitative analysis. When calculating the general allocation, the Bank segregates its loan portfolio into the following sectors based primarily on the type of supporting collateral:  residential real estate, commercial, industrial or agricultural real estate; commercial and industrial (C&I non-real estate), and consumer.  Each sector may be further segregated by type of collateral, lien position, or owner/nonowner occupied properties.  The quantitative analysis uses the Bank’s twenty quarter rolling historical loan loss experience adjusted for factors derived from current economic and market conditions that have been determined to have an effect on the probability and magnitude of a loss. The qualitative analysis utilizes a risk matrix that incorporates qualitative and environmental factors such as: loan volume, management, loan review process, credit concentrations, competition, and legal and regulatory issues. These factors are each risk rated from minimal to high risk and in total can add up to a qualitative factor of 37.5 basis points of gross loans.  The following table shows the composition of the allowance for loan losses as of December 31 for each of the past five years.

Table 14. Composition of the Allowance for Loan Losses

(Dollars in thousands)	2017		2016		2015		2014		2013
		% of		% of		% of		% of		% of
Allowance Component	Balance	Loans	Balance	Loans	Balance	Loans	Balance	Loans	Balance	Loans
General - Quantitative	$7,808	0.83	$7,477	0.84	$7,073	0.90	$6,315	0.87	$6,282	0.87
General - Qualitative	2,547	0.27	2,277	0.25	1,679	0.21	1,552	0.21	1,468	0.20
Specific	-	-	-	-	9	-	232	0.03	1,100	0.15
Unallocated	1,437	0.15	1,321	0.15	1,325	0.17	1,012	0.14	852	0.12
	$11,792	1.25	$11,075	1.24	$10,086	1.29	$9,111	1.25	$9,702	1.34

Real estate appraisals and collateral valuations are an important part of the Bank’s process for determining potential loss on collateral dependent loans and thereby have a direct effect on the determination of loan reserves, charge-offs and the calculation of the allowance for loan losses.  As long as the loan remains a performing loan, no further updates to appraisals are required. If a loan or relationship migrates to nonaccrual and a risk rating of 7-Substandard or worse, an evaluation for impairment status is made based on the current information available at the time of downgrade and a new appraisal or collateral valuation is obtained. We believe this practice complies with the regulatory guidance.

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

The following table shows, by loan segment, the activity in the ALL, the amount of the allowance established in each category and the loans that were evaluated for the ALL under a specific reserve (individually) and those that were evaluated under a general reserve (collectively) as of December 31, 2017.

Table 15. Allowance for Loan Losses by Segment

(Dollars in thousands)	Residential Real Estate 1-4 Family
		Junior Liens &			Commercial
	First Liens	Lines of Credit		Construction	Real Estate	Commercial	Consumer	Unallocated	Total

Allowance at December 31, 2016	$1,105	$323		$224	$6,109	$1,893	$100	$1,321	$11,075
Charge-offs	(13)	—		—	(14)	(8)	(102)	—	(137)
Recoveries	2	11		—	17	117	37	—	184
Provision	(34)	(4)	0	—	414	108	70	116	670
Allowance at December 31, 2017	$1,060	$330		$224	$6,526	$2,110	$105	$1,437	$11,792

Allowance established for loans evaluated:
Individually	$—	$—		$—	$—	$—	$—	$—	$—
Collectively	1,060	330		224	6,526	2,110	105	1,437	11,792
Allowance at December 31, 2017	$1,060	$330		$224	$6,526	$2,110	$105	$1,437	$11,792

Loans evaluated for allowance:
Individually	$459	$—		$466	$10,981	$—	$—	$—	$11,906
Collectively	157,975	50,371		9,435	417,447	291,519	5,047	—	931,794
Total	$158,434	$50,371		$9,901	$428,428	$291,519	$5,047	$—	$943,700

The following table shows the allocation of the allowance for loan losses by loan category as of December 31 for each of the past five years:

Table 16. Allocation of the Allowance for Loan Losses

(Dollars in thousands)	2017		2016		2015		2014		2013
		% of		% of		% of		% of		% of
	Balance	Allowance	Balance	Allowance	Balance	Allowance	Balance	Allowance	Balance	Allowance
Residential real estate 1-4 family
First liens	$1,060	9	$1,105	10	$989	10	$994	11	$913	9
Junior liens and lines of credit	330	3	323	3	308	3	271	3	228	2
Total	1,390	12	1,428	13	1,297	13	1,265	14	1,141	12
Residential real estate construction	224	2	224	2	194	2	214	2	276	3
Commercial real estate	6,526	55	6,109	55	5,649	56	4,978	55	5,196	54
Commercial	2,110	18	1,893	17	1,519	15	1,515	17	2,099	22
Consumer	105	1	100	1	102	1	127	1	138	1
Unallocated	1,437	12	1,321	12	1,325	13	1,012	11	852	9
Total	$11,792	100	$11,075	100	$10,086	100	$9,111	100	$9,702	100

The allocation of the allowance for loan losses is based on estimates and is not intended to imply limitations on the usage of the allowance. The entire allowance is available to absorb any losses without regard to the category in which the loan is classified.

The following table shows the percentage of the loans in each category to total gross loans as of December 31 for each of the past five years:

	2017	2016	2015	2014	2013
Residential real estate 1-4 family
First liens	17%	19%	21%	22%	22%
Junior liens and lines of credit	5%	5%	6%	6%	6%
Total	22%	24%	27%	28%	28%
Residential real estate construction	1%	1%	1%	1%	2%
Commercial real estate	45%	44%	43%	45%	45%
Commercial	31%	30%	28%	25%	24%
Consumer	1%	1%	1%	1%	1%
Total	100%	100%	100%	100%	100%

The Bank added $670 thousand to the ALL through the provision for loan loss expense in 2017 compared to $3.8 million in the prior year. The provision expense for the year was due primarily to growth in the commercial loan portfolio.  In 2016, the increase in the provision expense was primarily due to growth in the commercial loan portfolio and a $2.7 million charge-off on one commercial real estate loan that reduced the balance in the ALL. Charged-off loans usually result from: (1) a borrower being legally relieved of loan repayment responsibility through bankruptcy, (2) insufficient proceeds from the sale of collateral to repay a loan; or (3) the borrower and/or guarantor does not own other marketable assets that, if sold, would generate sufficient sale proceeds to repay a loan.

The following table presents details on activity in the ALL as well as key ALL ratios at December 31:

Table 17. Historical Allowance for Loan Losses

(Dollars in thousands)	2017	2016	2015	2014	2013

Balance at beginning of year	$11,075	$10,086	$9,111	$9,702	$10,379
Charge-offs:
Residential real estate 1-4 family
First liens	(13)	(49)	(43)	(291)	(547)
Junior liens and lines of credit	—	—	(39)	—	(45)
Total	(13)	(49)	(82)	(291)	(592)
Residential real estate construction	—	(41)	(21)	(41)	—
Commercial real estate	(14)	(2,751)	—	(408)	(2,855)
Commercial	(8)	(74)	(270)	(644)	(363)
Consumer	(102)	(167)	(198)	(189)	(162)
Total charge-offs	(137)	(3,082)	(571)	(1,573)	(3,972)

Recoveries:
Residential real estate 1-4 family
First liens	2	35	7	21	13
Junior liens and lines of credit	11	—	—	—	—
Total	13	35	7	21	13
Residential real estate construction	—	—	18	—	—
Commercial real estate	17	19	14	50	203
Commercial	117	167	148	65	100
Consumer	37	75	74	82	59
Total recoveries	184	296	261	218	375
Net recoveries (charge-offs)	47	(2,786)	(310)	(1,355)	(3,597)
Provision for loan losses	670	3,775	1,285	764	2,920
Balance at end of year	$11,792	$11,075	$10,086	$9,111	$9,702

Ratios:
Net (recoveries) charge-offs/average loans	-0.01%	0.33%	0.04%	0.19%	0.49%
Net (recoveries) charge-offs/provision for loan losses	-7.01%	73.80%	24.12%	177.36%	123.18%
ALL as a percentage of loans	1.25%	1.24%	1.29%	1.25%	1.34%

Other Real Estate Owned:

The Bank holds $2.6 million of other real estate owned (OREO), comprised of three properties compared to $4.9 million and five properties one year earlier. The Bank sold $2.3 million of OREO during 2017, including one property carried at $1.9 million.  The most significant OREO holding is one property carried at $2.5 million (97% of total OREO) that is secured by 196 acres of land intended for residential real estate development. This property is under contract to be sold; however, the agreement allowed for multiple due diligence periods. The due diligence period was extended for the final time in November 2017 to May 2018.  Therefore, the final outcome is not certain. This property was part of a participated loan and the workout is being handled by the lead bank.  During 2017, the Bank recorded write downs of $83 thousand and incurred expense of $68 thousand to hold and maintain OREO. Note 8 of the accompanying financial statements provides additional information on activity in OREO.

Goodwill:

The Bank has $9.0 million of goodwill recorded on its balance sheet as the result of corporate acquisitions.  Goodwill is not amortized, nor deductible for tax purposes.   However, goodwill is tested for impairment at least annually in accordance with ASC Topic 350.   Goodwill was tested for impairment as of August 31, 2017. The 2017 impairment test was conducted using a qualitative assessment method.  The qualitative assessment included: macroeconomic factors, banking industry conditions, banking merger and acquisition trends, the Bank’s historical financial performance, the Corporation’s stock price, forecast Bank financial performance, and change of control premiums.  Based upon this qualitative assessment, Management determined the Bank’s goodwill was not impaired. The 2016 impairment test was conducted following the step-one test under ASC Topic 350. The step-one test used several different weighted methods to determine the fair value of the reporting unit under the step-one test, including a dividend analysis, comparable sale transactions, and change of control premium estimates.  As a result of the 2016 step-one test, Management also  determined goodwill was not impaired.  At December 31, 2017, Management subsequently considered certain qualitative factors affecting the Corporation and determined that it was not likely that the results of the prior test had changed and it determined that goodwill was not impaired at year-end.

Deposits:

The Bank depends on deposits generated by its community banking offices as its primary source of funds.  The Bank offers numerous deposit products including demand deposits (noninterest and interest-bearing accounts), savings, money management accounts, and time deposits (certificates of deposits/CDs). Table 18 shows a comparison of the major deposit categories over a five-year period at December 31, including balances and the percentage change in balances year-over-year. Table 3, presented previously, shows the average balance of the major deposit categories and the average cost of these deposits over a three year period.

Table 18. Deposits

(Dollars in thousands)	2017		2016		2015		2014		2013
		%		%		%		%
	Balance	Change	Balance	Change	Balance	Change	Balance	Change	Balance
Noninterest-bearing checking	$196,853	15.6	$170,345	12.0	$152,095	11.1	$136,910	12.6	$121,565
Interest-bearing checking	280,944	16.1	241,906	4.2	232,181	19.1	194,992	8.1	180,450
Money management	415,045	(1.3)	420,309	10.8	379,331	(2.2)	388,043	4.8	370,401
Savings	78,868	5.3	74,925	8.3	69,174	10.4	62,637	5.5	59,394
Retail time deposits	72,211	1.3	71,264	(13.6)	82,468	(11.3)	92,973	(14.1)	108,283
Brokered time deposits	3,260	(3.3)	3,371	3.3	3,263	(42.0)	5,626	(0.1)	5,631
Total	$1,047,181	6.6	$982,120	6.9	$918,512	4.2	$881,181	4.2	$845,724

Noninterest-bearing checking:  This category experienced double digit percentage growth for the fourth consecutive year. Nearly every sector of this product increased during the year with business accounts showing the largest dollar growth, approximately $29 million. The average balance for the year increased by approximately $7 million. As a noninterest bearing account, these deposits contribute approximately 6 basis points to the net interest margin.

Interest-bearing checking: This category saw an increase in both the ending and average balance for the year compared to prior year-end, while the cost of these accounts remained flat. Retail accounts and commercial accounts in the fully-insured interest-bearing checking account product were growth leaders in this product during 2017.

Money management:  The year over year balance declined slightly; however, the average balance increased approximately $21 million compared to the 2016 average balance. The cost of this product increased slightly during the year as the Bank restructured segments of this product that it believed were the most rate sensitive. If market rates continue to increase, this product is the most likely to have higher costs in 2018.

Savings:  Savings accounts increased 5.3% during the year and represents the ninth consecutive year of growth. Regular retail balances grew the most in 2017. The cost of this product more than doubled due to higher priced IRA savings accounts.

Time deposits:  Retail time deposits grew slightly in 2017 after seven consecutive years of decline. Retail time deposits greater than $100 thousand held steady at just over $3 million.  Consumers do not seem to be inclined to invest in longer maturity deposits as they want more liquid accounts and are afraid of missing out on the opportunity to take advantage of rising rates, whenever that may occur. As a result of this sentiment, the Bank has seen some maturing CDs migrate to the Money Management product and new CDs being written for short-terms.  In 2018, 65% of the Bank’s retail CDs will mature.

Brokered deposits:  At year-end 2017, the Bank had $150.1 million placed in the ICS program ($100.0 million included in interest-bearing checking and $50.1 million included in money management) and $3.3 million of time deposits placed into the CDARS program.  These programs allow the Bank to offer full FDIC coverage to large depositors, but with the convenience to the customer of only having to deal with one bank.  The Bank solicits these deposits from within its market and it believes they present no greater risk than any other local deposit. However, regulatory guidance requires that these deposits be classified as brokered deposits. The Bank had no wholesale brokered CDs at year-end.

The Bank continually reviews different methods of funding growth that include traditional deposits and other wholesale sources. Competition from other local financial institutions, internet banks and brokerages will continue to be a challenge for the Bank in its efforts to attract new and retain existing deposit accounts.  This competition is not expected to lessen in the future.

Table 19. Time Deposits of $100,000 or More

	Retail	Brokered	Total
(Dollars in thousands)	Time Deposits	Time Deposits	Time Deposits
Maturity distribution:
Within three months	$12,432	$—	$12,432
Over three through six months	2,990	240	3,230
Over six through twelve months	3,420	2,182	5,602
Over twelve months	6,399	168	6,567
Total	$25,241	$2,590	$27,831

Borrowings:

Short-term Borrowings: Short-term borrowings from the FHLB are in the form of a revolving term commitment. The short-term FHLB borrowings are used as overnight borrowings to fund the short-term liquidity needs of the Bank.  These borrowings reprice on a daily basis and the interest rate fluctuates with short-term market interest rates. The Bank’s maximum borrowing capacity with the FHLB at December 31, 2017 was $314.6 million with $314.6 million available to borrow.

The Bank had previously used securities sold under repurchase agreements (Repo), which were accounted for as collateralized financings, as an additional funding source. The Bank discontinued its Repo product in 2015.

Table 20. Short-Term Borrowings

(Dollars in thousands)	2017		2016		2015
	Short-Term	Repurchase	Short-Term	Repurchase	Short-Term	Repurchase
	Borrowings	Agreements	Borrowings	Agreements	Borrowings	Agreements
Ending balance	$—	$—	$24,270	$—	$—	$—
Average balance	1,894	—	5,258	—	923	25
Maximum month-end balance	13,000	—	24,270	—	3,500	—
Weighted-average interest rate	0.83%	—	0.63%	—	0.38%	0.15%

Long-term Debt:  The Bank had no long-term debt outstanding during 2017, 2016 or 2015.

Shareholders’ Equity:

Shareholders’ equity declined by $1.3 million to $115.1 million at December 31, 2017. The  decline was the result of lower 2017 net income that was negatively affected by a $10 million (pre-tax) legal reserve expense and increased income tax expense of $2.3 million from the revaluation of net deferred tax assets.  The effect of the net deferred tax asset revaluation was partially offset by an increase of $992 thousand to retained earnings, representing a component of the deferred tax asset that was originally created through other comprehensive income.  The Corporation paid out $4.0 million in dividends ($0.93 per share) during 2017.  With the lower 2017 earnings, the dividend payout ratio was abnormally high at 185.2% compared to 43.6% in 2016.

The Board of Directors frequently authorizes the repurchase of the Corporation’s $1.00 par value common stock. Information regarding stock repurchase in place during the year in included in Item 5- Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities. Additional information on Shareholders’ Equity is reported in Note 17 of the accompanying consolidated financial statements.

The Corporation’s dividend reinvestment plan (DRIP) allows for shareholders to purchase additional shares of the Corporation’s common stock by reinvesting cash dividends paid on their shares or through optional cash payments. The Dividend Reinvestment Plan (DRIP) added $991 thousand to capital during 2017. This total was comprised of $669 thousand from the reinvestment of quarterly dividends and $322 thousand of optional cash contributions.

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

The Corporation and the Bank are subject to the capital requirements contained in the regulation generally referred to as Basel III. The Basel III standards were effective for the Corporation and the Bank, effective January 1, 2015 (subject to a phase-in period for certain provisions).  Basel III imposes significantly higher capital requirements and more restrictive leverage and liquidity ratios than those previously in place.  The capital ratios to be considered “well capitalized” under Basel III are: (1) Common Equity Tier 1(CET1) of 6.5%, (2) Tier 1 Leverage of 5%, (3)Tier 1 Risk-Based Capital of 8%, and (4) Total Risk-Based Capital of 10%.  The rules also included changes in the risk weights of certain assets to better reflect credit and other risk exposures. In addition, a capital conservation buffer is being phased-in beginning in at 0.625% for 2016, 1.25% for 2017, 1.875% for 2018 and 2.50% for 2019 and thereafter. The capital conservation buffer is applicable to all of the capital ratios except for the Tier 1 Leverage ratio. The capital conservation buffer is equal to the lowest value of the three applicable capital ratios less the regulatory minimum for each respective capital measurement.   The Bank’s capital conservation buffer at December 31, 2017 was 7.19% (total risk-based capital 15.19% less 8.00%) compared to the 2017 regulatory buffer of 1.25%. Compliance with the capital conservation buffer is required in order to avoid limitations certain capital distributions.  As of December 31, 2017, the Bank was “well capitalized’ under the Basel III requirements and believes it would be “well capitalized” on a fully-phased in basis had such a requirement been in effect.  The minimum capital ratios (shown as “adequately capitalized”) and the “well capitalized” capital ratios are reported on Note 2 of the accompanying financial statements.

The following table presents capital ratios for the Corporation at December 31:

Table 21. Capital Ratios

	2017	2016	2015
Common Equity Tier 1 risk-based capital ratio	14.06%	14.41%	14.77%
Total risk-based capital ratio	15.31%	15.67%	16.03%
Tier 1 risk-based capital ratio	14.06%	14.41%	14.77%
Tier 1 leverage ratio	9.73%	10.11%	10.38%

For additional information on capital adequacy refer to Note 2 of the accompanying consolidated financial statements.

Local Economy

The Corporation’s primary market area includes Franklin, Fulton, Cumberland and Huntingdon County, PA.  This area is diverse in demographic and economic makeup.  County populations range from a low of approximately 15,000 in Fulton County to over 249,000 in Cumberland County. Unemployment in the Bank’s market area has decreased in 2016 and ranges from a low of 3.3% in Cumberland County to high of 4.5% in Fulton County.  The market area has a diverse economic base and local industries include, warehousing, truck & rail shipping centers, light and heavy manufacturers, health-care, higher education institutions, farming and agriculture, and a varied service sector.  The Corporation’s primary market area is located in south central Pennsylvania and provides easy access to the major metropolitan markets on the east coast via trucking and rail transportation. Because of this, warehousing and distribution companies continue to find the area attractive. The local economy is not overly dependent on any one industry or business and Management believes that the Bank’s primary market area continues to be well suited for growth.  The following provides selected economic data for the Bank’s primary market at December 31:

Economic Data

	2017	2016
Unemployment Rate (seasonally adjusted)
Market area range (1)	3.3% - 4.5%	4.2 - 6.6%
Pennsylvania	4.6%	5.7%
United States	4.1%	4.6%

Housing Price Index - year over year change
PA, nonmetropolitan statistical area	2.3%	2.8%
United States	6.3%	5.6%

Building Permits - year over year change -12 moths
Harrisburg-Carlisle, PA MSA & Chambersburg-Waynesboro, PA MSA
Residential, estimated	5.2%	20.9%
Multifamily, estimated	-27.8%	-31.7%

(1) Franklin, Cumberland, Fulton and Huntingdon Counties

The assets and liabilities of the Corporation are financial in nature, as such, the pricing of products, customer demand for certain types of products, and the value of assets and liabilities are greatly influenced by interest rates.  As such, interest rates and changes in interest rates may have a more significant effect on the Corporation’s financial results than on other types of industries. Because of this, the Corporation watches the actions of the Federal Reserve Open Market Committee (FOMC) as it makes decisions about interest rate changes and monetary policy.  In December 2016, the FOMC increased the federal funds rate target range by 25 basis points and then followed with three more similar increases in 2017.   Looking ahead to 2018, the FOMC continues to state that the timing and magnitude of rate increases will be data dependent; therefore, the likelihood of any rate increase or decrease in 2018 is unknown, despite predictions of two or more increases.   In determining the timing and size of future adjustments to the target range for the federal funds rate, the FOMC  assesses realized and expected economic conditions relative to its objectives of maximum employment and 2 percent inflation.  We expect that the normalization of monetary policy will be quite gradual.  At its January 2018 meeting, the FOMC voted to maintain the current federal funds target rate, but the market believes a March 2018 increase in probable.

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

Historically, the Bank has satisfied its liquidity needs from earnings, repayment of loans, amortizing and maturing investment securities, loan sales, deposit growth and its ability to access existing lines of credit.  All investment securities are classified as available for sale; therefore, securities that are not pledged (approximately $42.9 million fair value) as collateral for borrowings are an additional source of readily available liquidity, either by selling the security or, more preferably, to provide collateral for additional borrowing. The Bank also has access to other wholesale funding via the brokered CD market.

The FHLB system has always been a major source of funding for community banks. The Bank’s maximum borrowing capacity with the FHLB at December 31, 2017 was $314.6 million with $314.6 million available to borrow. There are no indicators that lead the Bank to believe the FHLB will discontinue its lending function or restrict the Bank’s ability to borrow.  If either of these events were to occur, it would have a negative effect on the Bank and it is unlikely that the Bank could replace the level of FHLB funding in a short time.

The Bank has established credit at the Federal Reserve Discount Window and as of year-end had the ability to borrow approximately $20 million. The Bank also has a $6 million unsecured line of credit at a correspondent bank.

Off Balance Sheet Commitments

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk.  These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet loans and lines of credit.  Because these unfunded instruments have fixed maturity dates and many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation.  Unused commitments and standby letters of credit totaled $300.1 million and $28.6 million, respectively, at December 31, 2017, compared to $277.4 million and $23.9 million, respectively, at December 31, 2016. See Note 18 of the accompanying consolidated financial statements for more information on commitments and contingencies.

Management believes that any amounts actually drawn upon can be funded in the normal course of operations.  The Corporation has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity.

The following table represents the Corporation’s aggregate on and off balance sheet contractual obligations to make future payments as of December 31, 2017.

Table 22. Contractual Obligations

(Dollars in thousands)
	1 year			Over
	and under	Years 2-3	Years 4-5	5 years	Total
Time deposits	$49,346	$18,117	$8,008	$—	$75,471
Operating leases	634	1,013	967	3,628	6,242
Deferred compensation	745	565	172	919	2,401
Estimated future pension payments	1,043	2,547	2,178	6,580	12,348
Pending legal settlement	10,000	—	—	—	10,000
Total	$61,768	$22,242	$11,325	$11,127	$106,462

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

The Corporation uses several tools to measure and evaluate interest rate risk.  One tool is interest rate sensitivity or gap analysis.  Gap analysis classifies assets and liabilities by repricing and maturity characteristics and provides Management with an indication of how different interest rate scenarios will impact net interest income.  Table 23 presents a gap analysis of the Corporation’s balance sheet at December 31, 2017. A positive gap in the under one-year time interval suggests that, all else being equal, the Corporation’s near-term earnings would rise in a higher interest rate environment and decline in a lower rate environment. A negative gap suggests the opposite result.  At December 31, 2017, the Corporation’s cumulative gap position at one year was negative.  However, the incremental benefit of future rate decreases has been reduced as the rates paid on the Bank’s liabilities have been reduced greatly, leaving little room for future reductions.  In addition, many of the liabilities are reported in Table 23 at the earliest period at which the rate could change. Since these rates change at the discretion of the Bank, certain liabilities may or may not be repriced with the same magnitude or at the same time as market rates. These circumstances are not captured by a gap analysis.  Consequently, gap analysis is not a good indicator of future earnings.

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

The following table shows interest rate sensitivity for the Corporation as of December 31, 2017.

Table 23. Interest Rate Sensitivity Analysis

(Dollars in thousands)	1-90	91-181	182-365	1-5	Beyond
	Days	Days	Days	Years	5 Years	Total
Interest-earning assets:
Interest-bearing deposits in other banks	$31,195	$750	$2,000	$2,975	$250	$37,170
Investment securities and restricted stock	6,054	5,406	7,465	77,560	31,307	127,792
Loans	282,756	37,818	124,127	399,729	99,270	943,700
Total interest-earning assets	320,005	43,974	133,592	480,264	130,827	1,108,662

Interest-bearing liabilities:
Interest-bearing checking	280,944	—	—	—	—	280,944
Money market deposit accounts	415,045	—	—	—	—	415,045
Savings	78,868	—	—	—	—	78,868
Time	22,377	10,984	15,985	21,797	4,328	75,471
Total interest-bearing liabilities	$797,234	$10,984	$15,985	$21,797	$4,328	$850,328

Interest rate gap	$(477,229)	$32,990	$117,607	$458,467	$126,499	$258,334
Cumulative interest rate gap	$(477,229)	$(444,239)	$(326,632)	$131,835	$258,334

Table 24. Sensitivity to Changes in Market Interest Rates

(Dollars in thousands)	Net Interest Income		Economic Value of Equity (EVE)
Change in rates (basis points)	Projected	% Change	Projected	% Change
+400	$40,160	2.3%	$182,132	(1.9)%
+200	$39,994	1.9%	$185,723	0.1%
unchanged	$39,253	—	$185,621	—
(100)	$37,516	(4.4)%	$146,143	(21.3)%

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

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Franklin Financial Services Corporation

Chambersburg, Pennsylvania

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Franklin Financial Services Corporation (the “Corporation”) and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Corporation and subsidiaries at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Corporation's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 12, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on the Corporation’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Corporation's auditor since 2013.

Harrisburg, Pennsylvania

March 12, 2018

Consolidated Balance Sheets

(Dollars in thousands, except share and per share data)	December 31,
	2017	2016
Assets
Cash and due from banks	$21,433	$16,888
Interest-bearing deposits in other banks	37,170	19,777
Total cash and cash equivalents	58,603	36,665
Investment securities available for sale, at fair value	127,336	143,875
Restricted stock	456	1,767
Loans held for sale	442	540
Loans	943,700	893,873
Allowance for loan losses	(11,792)	(11,075)
Net Loans	931,908	882,798
Premises and equipment, net	13,741	14,058
Bank owned life insurance	22,980	22,459
Goodwill	9,016	9,016
Other real estate owned	2,598	4,915
Deferred tax asset, net	5,803	5,844
Other assets	6,930	5,506
Total assets	$1,179,813	$1,127,443

Liabilities
Deposits
Non-interest bearing checking	$196,853	$170,345
Money management, savings and interest checking	774,857	737,140
Time	75,471	74,635
Total deposits	1,047,181	982,120
Short-term borrowings	—	24,270
Other liabilities	17,488	4,560
Total liabilities	1,064,669	1,010,950

Shareholders' equity
Common stock, $1 par value per share,15,000,000 shares authorized with
4,689,099 shares issued and 4,354,788 shares outstanding at December 31, 2017 and
4,688,349 shares issued and 4,316,836 shares outstanding at December 31, 2016	4,689	4,688
Capital stock without par value, 5,000,000 shares authorized with no
shares issued and outstanding	—	—
Additional paid-in capital	40,396	39,752
Retained earnings	82,218	83,081
Accumulated other comprehensive loss	(6,028)	(4,215)
Treasury stock, 334,311 shares at December 31, 2017 and 371,513 shares at
December 31, 2016, at cost	(6,131)	(6,813)
Total shareholders' equity	115,144	116,493
Total liabilities and shareholders' equity	$1,179,813	$1,127,443

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Income

(Dollars in thousands, except per share data)	Years ended December 31,
	2017	2016	2015
Interest income
Loans, including fees	$36,274	$32,992	$30,279
Interest and dividends on investments:
Taxable interest	2,062	2,271	2,415
Tax exempt interest	1,122	1,412	1,607
Dividend income	26	17	67
Deposits and obligations of other banks	401	287	247
Total interest income	39,885	36,979	34,615
Interest expense
Deposits	2,475	2,212	2,367
Short-term borrowings	16	33	4
Total interest expense	2,491	2,245	2,371
Net interest income	37,394	34,734	32,244
Provision for loan losses	670	3,775	1,285
Net interest income after provision for loan losses	36,724	30,959	30,959
Noninterest income
Investment and trust services fees	5,370	4,969	5,036
Loan service charges	831	714	1,002
Deposit service charges and fees	2,399	2,468	2,318
Other service charges and fees	1,327	1,257	1,239
Debit card income	1,543	1,469	1,368
Increase in cash surrender value of life insurance	521	531	551
Net (loss) gain on sale of other real estate owned	(26)	(31)	32
OTTI losses on debt securities	—	(40)	(20)
Gain on conversion of investment security	—	—	728
Securities gains, net	3	22	8
Other	221	246	390
Total noninterest income	12,189	11,605	12,652
Noninterest Expense
Salaries and employee benefits	18,871	18,276	17,186
Occupancy, furniture and equipment, net	3,152	3,120	3,164
Advertising	1,197	1,155	1,105
Legal and professional	1,813	1,508	1,093
Data processing	2,229	2,093	2,051
Pennsylvania bank shares tax	971	902	815
Intangible amortization	—	—	181
FDIC Insurance	372	580	663
ATM/debit card processing	959	855	830
Foreclosed real estate	151	1,333	462
Telecommunications	418	429	555
Legal reserve	10,000	—	—
Other	3,039	2,924	3,031
Total noninterest expense	43,172	33,175	31,136
Income before federal income taxes	5,741	9,389	12,475
Federal income tax expense	3,565	1,302	2,271
Net income	$2,176	$8,087	$10,204
Per share
Basic earnings per share	$0.50	$1.88	$2.40
Diluted earnings per share	$0.50	$1.88	$2.40
Cash dividends declared	$0.93	$0.82	$0.74

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Comprehensive Income

	Years ended December 31,
(Dollars in thousands)	2017	2016	2015
Net Income	$2,176	$8,087	$10,204

Securities (1)
Unrealized gains (losses) arising during the period	177	(1,176)	(498)
Reclassification for net (gains) losses and OTTI
included in net income	(3)	18	(716)
Net unrealized gains (losses)	174	(1,158)	(1,214)
Tax effect	(60)	394	413
Net of tax amount	114	(764)	(801)

Derivatives (2)
Unrealized gains (losses) arising during the period	—	—	31
Reclassification for net losses included in net income	—	—	160
Net unrealized gains	—	—	191
Tax effect	—	—	(65)
Net of tax amount	—	—	126

Pension (3)
Change in plan assets and benefit obligations	(1,965)	(638)	(416)
Reclassification for net actuarial losses included in net income	547	1,049	497
Net unrealized (losses) gains	(1,418)	411	81
Tax effect	483	(140)	(28)
Net of tax amount	(935)	271	53

Total other comprehensive loss	(821)	(493)	(622)

Total Comprehensive Income	$1,355	$7,594	$9,582

Reclassification adjustment / Statement line item	Tax expense (benefit)
(1) Securities / securities (gains) losses and OTTI losses, net	$1	$(6)	$243
(2) Derivatives	—	—	(54)
(3) Pension / Salary & Benefits	(186)	(357)	(169)

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Changes in Shareholders' Equity

For years ended December 31, 2017,  2016, and 2015:

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
(Dollars in thousands, except per share data)	Stock	Capital	Earnings	Loss	Stock	Total
Balance at December 31, 2014	$4,607	$37,504	$71,452	$(3,100)	$(6,942)	$103,521

Net income	—	—	10,204	—	—	10,204
Other comprehensive income	—	—	—	(622)	—	(622)
Cash dividends declared, $.74 per share	—	—	(3,139)	—	—	(3,139)
Treasury shares issued under stock option plan, 4,794 shares	—	6	—	—	86	92
Common stock issued under dividend reinvestment plan, 52,755 shares	52	1,194	—	—	—	1,246
Stock option compensation expense	—	74	—	—	—	74
Balance at December 31, 2015	4,659	38,778	78,517	(3,722)	(6,856)	111,376

Net income	—	—	8,087	—	—	8,087
Other comprehensive income	—	—	—	(493)	—	(493)
Cash dividends declared, $.82 per share	—	—	(3,523)	—	—	(3,523)
Acquisition of 34,048 shares of treasury stock	—	—	—	—	(795)	(795)
Treasury shares issued under employer stock option plans, 907 shares	—	4	—	—	16	20
Treasury shares issued under dividend reinvestment plan, 45,068 shares	—	296	—	—	822	1,118
Common stock issued under dividend reinvestment plan, 25,230 shares	25	528	—	—	—	553
Common stock issued under incentive stock option plan, 3,800 shares	4	58	—	—	—	62
Stock option compensation expense	—	88	—	—	—	88
Balance at December 31, 2016	4,688	39,752	83,081	(4,215)	(6,813)	116,493

Net income	—	—	2,176	—	—	2,176
Other comprehensive income	—	—	—	(821)	—	(821)
Cash dividends declared, $.93 per share	—	—	(4,031)	—	—	(4,031)
Treasury shares issued under employee stock purchase plan, 6,827 shares	—	32	—	—	125	157
Treasury shares issued under dividend reinvestment plan, 30,375 shares	—	434	—	—	557	991
Common stock issued under incentive stock option plan, 750 shares	1	17	—	—	—	18
Revaluation of net deferred tax assets	—	—	992	(992)	—	—
Stock option compensation expense	—	161	—	—	—	161
Balance at December 31, 2017	$4,689	$40,396	$82,218	$(6,028)	$(6,131)	$115,144

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows

	December 31,
	2017	2016	2015
(Dollars in thousands)
Cash flows from operating activities
Net income	$2,176	$8,087	$10,204
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,325	1,345	1,328
Net amortization of loans and investment securities	1,730	1,617	1,659
Amortization and net change in mortgage servicing rights valuation	55	55	34
Amortization of intangibles	—	—	181
Provision for loan losses	670	3,775	1,285
Gain on sales of securities	(3)	(22)	(8)
Impairment write-down on securities recognized in earnings	—	40	20
Gain on conversion of investment security	—	—	(728)
Legal reserve	10,000	—	—
Loans originated for sale	(9,887)	(8,972)	(9,121)
Proceeds from sale of loans	9,985	8,893	9,049
Write-down on premise and equipment	45	69	60
Write-down of other real estate owned	83	1,209	365
Net loss on sale or disposal of other real estate/other repossessed assets	26	31	(32)
Increase in cash surrender value of life insurance	(521)	(531)	(551)
Gain from surrender of life insurance policy	—	(76)	(103)
Stock option compensation	161	88	74
Decrease in other assets	293	1,174	2,443
Increase (decrease) in other liabilities	945	(1,094)	(2,758)
Deferred tax benefit	(831)	(832)	(111)
Net cash provided by operating activities	16,252	14,856	13,290
Cash flows from investing activities
Proceeds from sales and calls of investment securities available for sale	1,205	3,825	1,381
Proceeds from maturities and pay-downs of securities available for sale	22,424	25,393	30,123
Purchase of investment securities available for sale	(8,602)	(985)	(21,688)
Net decrease (increase) in restricted stock	1,311	(16,605)	(344)
Net increase in loans	(49,911)	(114,780)	(58,496)
Proceeds from sale of other real estate/other repossessed assets	2,298	625	508
Proceeds from surrender of life insurance policy	—	436	389
Proceeds from the sale of other assets	154	—	—
Capital expenditures	(1,119)	(579)	(1,041)
Net cash used in investing activities	(32,240)	(102,670)	(49,168)
Cash flows from financing activities
Net increase in demand deposits, interest-bearing checking, and savings accounts	64,225	74,704	50,199
Net increase (decrease) in time deposits	836	(11,096)	(12,868)
Net decrease in repurchase agreements	—	—	(9,079)
Net (decrease) increase in short-term borrowings	(24,270)	24,270	—
Dividends paid	(4,031)	(3,523)	(3,139)
Purchase of Treasury shares	—	(795)	—
Cash received from option exercises	175	82	92
Common stock issued under dividend reinvestment plan	991	1,671	1,246
Net cash provided by financing activities	37,926	85,313	26,451
Increase (decrease) in cash and cash equivalents	21,938	(2,501)	(9,427)
Cash and cash equivalents as of January 1	36,665	39,166	48,593
Cash and cash equivalents as of December 31	$58,603	$36,665	$39,166
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest on deposits and other borrowed funds	$2,458	$2,253	$2,416
Income taxes	$3,955	$2,100	$3,016
Noncash Activities:
Loans transferred to Other Real Estate	$90	$329	$3,626

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

The accounting policies of Franklin Financial Services Corporation and its subsidiaries conform to U.S. generally accepted accounting principles and to general industry practices.  A summary of the more significant accounting policies, which have been consistently applied in the preparation of the accompanying consolidated financial statements, follows:

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

Investment Securities – Management classifies its securities at the time of purchase as available for sale or held to maturity. At December 31, 2017 and 2016, all securities were classified as available for sale, meaning that the Corporation intends to hold them for an indefinite period of time, but not necessarily to maturity. Available for sale securities are stated at estimated fair value, adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments of interest income through call date or maturity.  The related unrealized holding gains and losses are reported as other comprehensive income or loss, net of tax, until realized.  Declines in the fair value of held-to-maturity and available-for-sale securities to amounts below cost that are deemed to be other-than-temporary are reflected in earnings as realized losses.  In estimating the other-than-temporary impairment losses, Management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) determines if the Corporation does not intend to sell the security or it if is not more likely than not that the Corporation will be required to sell the security before recovery of its amortized cost. When a determination is made that an other-than-temporary impairment exists but the Corporation does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, the other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income. Realized securities gains and losses are computed using the specific identification method. Gains or losses on the disposition of investment securities are based on the net proceeds and the adjusted carrying amount of the specific security sold. Any decision to sell a security classified as available for sale would be based on various factors, including significant movement in interest rates, changes in maturity or mix of the Bank’s assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors.

Restricted Stock– – Restricted stock, which is carried at cost, consists of stock of the Federal Home Loan Bank of Pittsburgh (FHLB) and Atlantic Central Bankers Bank (ACBB).  The Bank held $456 thousand of restricted stock at the end of 2017. With the exception of $30 thousand, this investment represents stock in the FHLB that the Bank is required to hold in order to be a member of FHLB and is carried at a cost of $100 per share. FHLB stock is divided into two classes: membership stock and activity stock, which is based on outstanding loan balances. Federal law requires a member institution of the FHLB to hold FHLB stock according to a predetermined formula. Management evaluates the restricted stock for impairment in accordance with ASC Topic 320.  Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the banks as compared to the capital stock amount for the banks and the length of time this situation has persisted, (2) commitments by the banks to make payments required by law or regulation and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the banks.  As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support its operations.  There is not a public market for FHLB or ACBB stock and the benefits of membership (e.g., liquidity and low cost funding) add value to the stock beyond purely financial measures. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment. Management believes no impairment charge is necessary related to the FHLB or ACBB restricted stock as of December 31, 2017.

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

Loans Held for Sale – Mortgage loans originated and intended for sale in the secondary market at the time of origination are carried at the lower of cost or estimated fair value (determined on an aggregate basis).  All sales are made without recourse.  Loans held for sale at December 31, 2017 represent loans originated through a third-party brokerage agreement for a fee and present no price risk to the Bank.

Loan Servicing – Servicing assets are recognized as separate assets when rights are acquired through sale of financial assets.  A portion of the cost of originating the loan is allocated to the servicing right based on relative fair value.  Fair value is based on a valuation model that calculates the present value of estimated future net servicing income.  The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, prepayment speeds, default rates and losses.  Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the periods of, the estimated future net servicing income of the underlying financial assets.  Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to amortized cost.  For the purpose of computing impairment, mortgage servicing rights are stratified based on risk characteristics of the underlying loans that are expected to have the most impact on projected prepayments including loan type, interest rate and term.  Impairment is recognized through a valuation allowance to the extent that fair value is less than the capitalized amount.  If the Corporation later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income.  Servicing fee income is recorded for fees earned for servicing loans.  The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned.  The amortization of mortgage servicing rights is netted against loan servicing fee income.  Loans serviced by the Bank for the benefit of others totaled $12.6 million, $15.8 million and $21.6 million at December 31, 2017, 2016 and 2015, respectively.

Allowance for Loan Losses – The allowance for loan losses is established through provisions for loan losses charged against income.  Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated.  Management’s periodic evaluation of the adequacy of the allowance is based on the Bank’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions,  diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, borrowers’ actual or perceived financial and managerial strengths, and other relevant factors. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans.

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

Intangible Assets – The Bank has $9.0 million of goodwill recorded on its balance sheet as the result of corporate acquisitions.  Goodwill is not amortized, nor deductible for tax purposes.   However, goodwill is tested for impairment at least annually, as of August 31, in accordance with ASC Topic 350. ASC Topic 350 allows for a qualitative assessment method that requires the use of significant assumptions in order to make a determination of impairment which the Corporation used as of August 31, 2017. These assumptions may include, but are not limited to: macroeconomic factors, banking industry conditions, banking merger and acquisition trends, the Bank’s historical financial performance, the Corporation’s stock price, forecast Bank financial performance, and change of control premiums. ASC Topic 350 requires the use of the “step-one” test if the qualitative assessment is not used. The step-one test is more quantitative than the qualitative test, but still requires numerous assumptions. The assumptions that may be used in the step-one test may include, but are not limited to: a dividend analysis, comparable sale transactions, and change of control premium estimates. If the step-one test fails, a more comprehensive step-two test is performed before a final determination of impairment is made. If goodwill is determined to be impaired, an impairment write-down is charged to results of operations in the period in which the impairment is determined.

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

Investment and Trust Services – Assets held in a fiduciary capacity are not assets of the Corporation and therefore are not included in the consolidated financial statements.  The fair value of trust assets under management at December 31, 2017  was $686.9 million and $622.6 million at the prior year-end.  We expect that certain revenue from investment and trust services will be effected by the adoption of ASU 2014,-09 Revenue from Contracts with Customers in 2018.  See the section on Recent Accounting Pronouncements.

Off-Balance Sheet Financial Instruments – In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments consisting of commitments to extend credit and letters of credit. Such financial instruments are recorded on the balance sheet when they are funded.  The amount of any liability for the credit risk associated with off-balance sheet financial instruments is recorded in other liabilities and was not material to the financial position of the Corporation at December 31, 2017 or 2016.

Stock-Based Compensation – The Corporation accounts for stock based compensation in accordance with the ASC Topic 718, “Stock Compensation.”  ASC Topic 718 requires compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions).  The amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued and forfeitures are accounted for as they occur.  Compensation cost is recognized over the period that an employee provides services in exchange for the award.  Compensation expense was $161 thousand in 2017 and

$88 thousand in 2016 and $74 thousand in 2015.  The Corporation does not allow the employee to use shares to satisfy employer income tax withholding obligations.

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

A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

(Dollars and shares in thousands, except per share data)	2017	2016	2015
Weighted average shares outstanding (basic)	4,337	4,297	4,244
Impact of common stock equivalents	22	5	6
Weighted average shares outstanding (diluted)	4,359	4,302	4,250
Anti-dilutive options excluded from calculation	—	9	27
Net income	$2,176	$8,087	$10,204
Basic earnings per share	$0.50	$1.88	$2.40
Diluted earnings per share	$0.50	$1.88	$2.40

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

		January 1, 2017	We adopted the standard during the first quarter of 2017, and there was no material effect on the Corporation's consolidated financial statements.

ASU 2018-02, Income Statement (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

Under ASU 2018-02, entities are allowed, but not required, to reclassify from Accumulated Other Comprehensive Income (AOCI) to retained earnings stranded tax effects resulting from the new federal corporate income tax rate of the Tax Cuts and Jobs Act (the Act).  The reclassification could include other stranded tax effects that related to the Act but do not directly related to the change in the federal rate.  Tax effects that are stranded in AOCI for other reasons may not be reclassified.  Entities also will have an option to adopt the standard retrospectively or in the period of adoption.

January 1, 2018

The Corporation adopted the provisions of the ASU in the fourth quarter of 2017.  The Company reclassified the disproportionate tax effect resulting from the Act by increasing retained earnings by $992 thousand and reducing AOCI by $992 thousand.

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

		January 1, 2018	The Corporation determined this guidance will not have an effect on the consolidated financial statements.

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

January 1, 2018

These items are currently reported in Salaries and Benefits Expense on the Consolidated Statement of Income.  With the adoption of the ASU in January 2018, the service cost will be reported in Salaries and Benefits expense and the nonservice cost will be included in Other Expense on the Consolidated Statement of Income statement and there will be no effect on the Corporation's consolidated financial statements.

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

January 1, 2018

The majority of our revenue comes from net interest income, and is explicitly out of scope of the guidance.  The contracts in noninterest income that are in scope of the guidance are primarily related to service charges and fees on deposit accounts, investment and trust income and other service charges and fees.  We are completing the analysis of the contracts in scope and currently do not expect the adoption of the guidance to have a material effect on the Corporation's financial condition and results of operations.  In addition, we are evaluating certain revenue streams for principal versus agent treatment of the related revenue (i.e., reporting revenue on a gross basis or net of related expenses).  The Corporation adopted this ASU on January 1, 2018, on a modified retrospective approach.

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

January 1, 2018

The adoption of the guidance will not have a material effect on the Corporation's consolidated financial statements.  We currently do not have a significant number of Available For Sale equity securities that are subject to the new standard.  Additionally we do not have financial liabilities accounted for under the fair value option.  The Corporation has not yet determined how to calculate an exit price for the fair value of financial instruments.

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

January 1, 2019

The Corporation currently has real estate and equipment leases that it classifies as operating leases that are not recognized on the balance sheet.  Under the new standard, these leases will move onto the balance sheet in the form of a lease liability (the present value of a lessee's obligation to make lease payments) and a right-of-use asset (an asset that represents the lessee's right to use a specified asset for the lease term).  The offsetting transactions will gross-up the Consolidated Balance Sheet, but the Corporation has not yet determined this amount.The Corporation has acquired a lease accounting model to implement the standard.  The model has been installed and will be used in a test mode during 2018, but the Corporation does not plan to early adopt the standard. The Corporation currently expects that the new standard will not have a material effect on its consolidated results of operations.

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

January 1, 2020

We have formed an implementation team led by the Corporation's Risk Management function. The team is reviewing the requirements of the ASU and evaluating methods and models for implementation.  The new standard will result in earlier recognition of additions to the allowance for loan losses and possibly a larger allowance for loan loss balance with a corresponding increase in the provision for loan losses in results of operations; however, the Corporation is continuing to evaluate the impact of the pending adoption of the new standard on its consolidated financial statements.  The Corporation expects to have its methodology and process complete by the end of 2018 so that it can run the new CECL model during 2019 in test mode, prior to the 2020 implementation.

Note 2.  Regulatory Matters

The Bank is limited as to the amount it may lend to the Corporation, unless such loans are collateralized by specific obligations. State regulations also limit the amount of dividends the Bank can pay to the Corporation and are generally limited to the Bank’s accumulated net earnings, which were $92.3 million at December 31, 2017.  In addition, dividends paid by the Bank to the Corporation would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.  The Corporation and the Bank are subject to various regulatory capital requirements administered by federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Although not adopted in regulation form, the Pennsylvania Department of Banking utilizes capital standards requiring a minimum leverage capital ratio of 6% and a risk-based capital ratio of 10%, defined substantially the same as those by the FDIC.  Management believes, as of December 31, 2017, that the Corporation and the Bank met all capital adequacy requirements to which it is subject.

In July 2013, Federal banking regulators approved the final rules from the Basel Committee on Banking Supervision for the regulation of capital requirements for bank holding companies and U.S banks, generally referred to as “Basel III.” The Basel III standards were effective for the Corporation and the Bank, effective January 1, 2015 (subject to a phase-in period for certain provisions).  Basel III imposes significantly higher capital requirements and more restrictive leverage and liquidity ratios than those previously in place.  The capital ratios to be considered “well capitalized” under Basel III are: (1) Common Equity Tier 1(CET1) of 6.5%, (2) Tier 1 Leverage of 5%, (3)Tier 1 Risk-Based Capital of 8%, and (4) Total Risk-Based Capital of 10%.  The rules also include changes in the risk weights of certain assets to better reflect credit and other risk exposures. In addition, a capital conservation buffer is phased-in beginning in at 0.625% for 2016, 1.25% for 2017, 1.875% for 2018 and 2.50% for 2019 and thereafter. The capital conservation buffer is applicable to all of the capital ratios except for the Tier 1 Leverage ratio. The capital conservation buffer is equal to the lowest value of the three applicable capital ratios less the regulatory minimum for each respective capital measurement.   The Bank’s capital conservation buffer at December 31, 2017 was 7.19% (total risk-based capital 15.19% less 8.00%) compared to the 2017 regulatory buffer of 1.25%. Compliance with the capital conservation buffer is required in order to avoid limiting certain capital distributions.  As of December 31, 2017, the Bank was “well capitalized’ under the Basel III requirements and believes it would be “well capitalized” on a fully-phased in basis had such a requirement been in effect.

The following table presents the regulatory capital ratio requirements for the Corporation and the Bank.

	As of December 31, 2017
			Regulatory Ratios
			Adequately Capitalized		Well Capitalized
	Actual		Minimum		Minimum
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 Risk-based Capital Ratio (1)
Corporation	$112,315	14.06%	$35,953	4.50%	N/A	N/A
Bank	111,496	13.93%	36,010	4.50%	$52,014	6.50%

Tier 1 Risk-based Capital Ratio (2)
Corporation	$112,315	14.06%	$47,938	6.00%	N/A	N/A
Bank	111,496	13.93%	48,013	6.00%	$64,018	8.00%

Total Risk-based Capital Ratio (3)
Corporation	$122,324	15.31%	$63,917	8.00%	N/A	N/A
Bank	121,521	15.19%	64,018	8.00%	$80,022	10.00%

Tier 1 Leverage Ratio (4)
Corporation	$112,315	9.73%	$46,175	4.00%	N/A	N/A
Bank	111,496	9.64%	46,242	4.00%	$57,802	5.00%

	As of December 31, 2016
			Regulatory Ratios
			Adequately Capitalized		Well Capitalized
	Actual		Minimum		Minimum
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 Risk-based Capital Ratio (1)
Corporation	$111,691	14.41%	$34,889	4.50%	N/A	N/A
Bank	110,932	14.29%	34,943	4.50%	$50,473	6.50%

Tier 1 Risk-based Capital Ratio (2)
Corporation	$111,691	14.41%	$46,518	6.00%	N/A	N/A
Bank	110,932	14.29%	46,590	6.00%	$62,121	8.00%

Total Risk-based Capital Ratio (3)
Corporation	$121,456	15.67%	$62,024	8.00%	N/A	N/A
Bank	120,712	15.55%	62,121	8.00%	$77,651	10.00%

Tier 1 Leverage Ratio (4)
Corporation	$111,691	10.11%	$44,209	4.00%	N/A	N/A
Bank	110,932	10.02%	44,270	4.00%	$55,337	5.00%

(1)

Common equity Tier 1 capital / total risk-weighted assets, (2) Tier 1 capital / total risk-weighted assets, (3) Total risk-based capital / total risk-weighted assets, (4) Tier 1 capital / average quarterly assets

Note 3. Restricted Cash Balances

The Bank is required to maintain reserves against its deposit liabilities in the form of vault cash and/or balances with the Federal Reserve Bank.  Deposit reserves that the Bank was required to hold were approximately $7.1 million and $6.4 million at December 31, 2017 and 2016, respectively and were satisfied by the Bank’s vault cash.

Note 4. Investments

The investment portfolio serves as a mechanism to invest funds if funding sources out pace lending activity, to provide liquidity for lending and operations, and provide collateral for deposits and borrowings. The mix of securities and investing decisions are made as a component of balance sheet management. Debt securities include U.S. Government Agencies, U.S. Government Agency mortgage-backed securities, non-agency mortgage-backed securities, state and municipal government bonds, and trust preferred securities.  The equity portfolio consists of one community bank stock.  The average life of the portfolio is 3.5 years and $84.1 million (fair value) is pledged as collateral for deposits. The Bank has no investments in a single issuer that exceeds 10% of shareholders equity.  All securities are classified as available for sale and all investment balances refer to fair value, unless noted otherwise.

The amortized cost and estimated fair value of investment securities available for sale as of December 31, 2017 and 2016 is as follows:

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
December 31, 2017	cost	gains	losses	value
Equity securities	$164	$201	$—	$365
U.S. Government and Agency securities	11,451	64	(43)	11,472
Municipal securities	57,374	650	(252)	57,772
Trust preferred securities	6,000	—	(183)	5,817
Agency mortgage-backed securities	51,307	197	(567)	50,937
Private-label mortgage-backed securities	858	88	—	946
Asset-backed securities	28	—	(1)	27
Total	$127,182	$1,200	$(1,046)	$127,336

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
December 31, 2016	cost	gains	losses	value
Equity securities	$164	$126	$—	$290
U.S. Government and Agency securities	12,598	148	(26)	12,720
Municipal securities	62,763	793	(571)	62,985
Trust preferred securities	5,979	—	(518)	5,461
Agency mortgage-backed securities	61,305	431	(452)	61,284
Private-label mortgage-backed securities	1,053	56	(5)	1,104
Asset-backed securities	33	—	(2)	31
Total	$143,895	$1,554	$(1,574)	$143,875

At December 31, 2017 and 2016, the fair value of investment securities pledged to secure public fund and trust deposit totaled $84.1 million and $79.1 million, respectively.

The amortized cost and estimated fair value of debt securities at December 31, 2017, by contractual maturity are shown below. Actual maturities may differ from contractual maturities because of prepayment or call options embedded in the securities.

(Dollars in thousands)	Amortized cost	Fair value
Due in one year or less	$19	$19
Due after one year through five years	13,784	13,920
Due after five years through ten years	33,748	33,770
Due after ten years	27,302	27,379
	74,853	75,088
Mortgage-backed securities	52,165	51,883
Total	$127,018	$126,971

The composition of the net realized securities gains for the years ended December 31 is as follows:

(Dollars in thousands)	2017	2016	2015
Gross gains realized (including gain on conversion)	$3	$22	$736
Gross losses realized	—	—	—
Net gains realized	$3	$22	$736

The 2017 and 2016 gains were generated from calls on bonds.  A gain on conversion of an investment security of $728 thousand was recorded in 2015 when one bank equity stock owned by the Bank was acquired by another bank. The remaining security gains were generated by the sale of equity securities.

Impairment:

The following table reflects the temporary impairment in the investment portfolio, aggregated by investment category, length of time that individual securities have been in a continuous unrealized loss position and the number of securities in each category as of December 31, 2017 and 2016.

The condition of the portfolio at year-end 2017, as measured by the dollar amount of temporarily impaired securities is better since year-end 2016. The Agency Mortgage-backed sector recorded the largest unrealized loss and the greatest number of securities with an unrealized loss.

For securities with an unrealized loss, Management applies a systematic methodology in order to perform an assessment of the potential for other-than-temporary impairment.  In the case of debt securities, investments considered for other-than-temporary impairment: (1) had a specified maturity or repricing date; (2) were generally expected to be redeemed at par, and (3) were expected to achieve a recovery in market value within a reasonable period of time. In addition, the Bank considers whether it intends to sell these securities or whether it will be forced to sell these securities before the earlier of amortized cost recovery or maturity. Equity securities are assessed for other-than-temporary impairment based on the length of time of impairment, dollar amount of the impairment and general market and financial conditions relating to specific issues.  The impairment identified on debt and equity securities and subject to assessment at December 31, 2017, was deemed to be temporary and required no further adjustments to the financial statements, unless otherwise noted.  The following tables present the temporary impairment in the security portfolio for the years presented:

	December 31, 2017
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Government and Agency securities	$2,315	$(11)	5	$3,528	$(32)	10	$5,843	$(43)	15
Municipal securities	13,767	(89)	22	7,507	(163)	14	21,274	(252)	36
Trust preferred securities	1,216	(12)	2	4,601	(171)	5	5,817	(183)	7
Agency mortgage-backed securities	16,287	(129)	29	20,563	(438)	39	36,850	(567)	68
Private-label mortgage-backed securities	—	—	—	—	—	—	—	—	—
Asset-backed securities	—	—	—	4	(1)	1	4	(1)	1
Total temporarily impaired securities	$33,585	$(241)	58	$36,203	$(805)	69	$69,788	$(1,046)	127

	December 31, 2016
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Government and Agency securities	$789	$(9)	1	$3,413	$(17)	10	$4,202	$(26)	11
Municipal securities	23,407	(417)	43	1,598	(154)	2	25,005	(571)	45
Trust preferred securities	—	—	—	5,461	(518)	7	5,461	(518)	7
Agency mortgage-backed securities	26,995	(359)	39	4,656	(93)	11	31,651	(452)	50
Private-label mortgage-backed securities	281	(5)	1	—	—	—	281	(5)	1
Asset-backed securities	—	—	—	4	(2)	1	4	(2)	1
Total temporarily impaired securities	$51,472	$(790)	84	$15,132	$(784)	31	$66,604	$(1,574)	115

The following table represents the cumulative credit losses on debt securities recognized in earnings as of December 31:

(Dollars in thousands)	Twelve Months Ended
	2017	2016
Balance of cumulative credit-related OTTI at January 1	$595	$555
Additions for credit-related OTTI not previously recognized	—	40
Additional increases for credit-related OTTI previously recognized when there is
no intent to sell and no requirement to sell before recovery of amortized cost basis	—	—
Decreases for previously recognized credit-related OTTI because there was an intent to sell	—	—
Reduction for increases in cash flows expected to be collected	—	—
Balance of credit-related OTTI at December 31	$595	$595

The Bank held $456 thousand of restricted stock at the end of 2017 of which $426 thousand is stock in the Federal Home Loan Bank of Pittsburgh (FHLB). FHLB stock is carried at a cost of $100 per share. FHLB stock is evaluated for impairment primarily based on an assessment of the ultimate recoverability of its cost. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support it operations. There is not a public market for FHLB stock and the benefits of FHLB membership (e.g., liquidity and low cost funding) add value to the stock beyond purely financial measures. If FHLB stock were deemed to be impaired, the write-down for the Bank could be significant. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment.

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

A summary of loans outstanding, by primary collateral, at December 31 is as follows:

(Dollars in thousands)	2017	2016
Residential Real Estate 1-4 Family
Consumer first liens	$97,159	$103,125
Commercial first lien	61,275	65,445
Total first liens	158,434	168,570

Consumer junior liens and lines of credit	45,043	44,817
Commercial junior liens and lines of credit	5,328	5,396
Total junior liens and lines of credit	50,371	50,213
Total residential real estate 1-4 family	208,805	218,783

Residential real estate - construction
Consumer	1,813	1,350
Commercial	8,088	7,625
Total residential real estate construction	9,901	8,975

Commercial real estate	428,428	390,584
Commercial	291,519	270,826
Total commercial	719,947	661,410

Consumer	5,047	4,705
	943,700	893,873
Less: Allowance for loan losses	(11,792)	(11,075)
Net Loans	$931,908	$882,798

Included in the loan balances are the following:
Net unamortized deferred loan costs	$98	$242

Loans pledged as collateral for borrowings and commitments from:
FHLB	$737,313	$711,682
Federal Reserve Bank	35,740	41,152
Total	$773,053	$752,834

Loans to directors and executive officers and related interests and affiliated enterprises were as follows:

(Dollars in thousands)	2017	2016
Balance at beginning of year	$23,243	$18,954
New loans made	1,513	6,400
Repayments	(2,633)	(2,111)
Balance at end of year	$22,123	$23,243

Note 6. Loan Quality

Management utilizes a risk rating scale ranging from 1 (Prime) to 9 (Loss) to evaluate loan quality. This risk rating scale is used primarily for commercial purpose loans. Consumer purpose loans are identified as either a pass or substandard rating. Substandard consumer loans are loans that are 90 days or more past due and still accruing.  Loans rated 1 – 4 are considered pass credits. Loans that are rated 5 are pass credits, but have been identified as credits that are likely to warrant additional attention and monitoring. Loans rated 6-Special Mention or worse begin to receive enhanced monitoring and reporting by the Bank. Loans rated 7-Substandard or 8-Doubtful exhibit the greatest financial weakness and present the greatest possible risk of loss to the Bank. Nonaccrual loans are rated no better than 7 - Substandard. The following represents some of the factors used in determining the risk rating of a borrower: cash flow, debt coverage, liquidity, management, and collateral. Risk ratings, for pass credits, are generally reviewed annually for term debt and at renewal for revolving or renewing debt. The Bank monitors loan quality by reviewing four measurements: (1) loans rated 6 or worse (collectively “watch list”), (2) delinquent loans, (3) other real estate owned (OREO), and (4) net-charge-offs.

The following table reports on the risk rating for those loans in the portfolio that are assigned an individual risk rating as of December 31, 2017 and 2016:

	Pass	Special Mention	Substandard	Doubtful
(Dollars in thousands)	(1-5)	(6)	(7)	(8)	Total
December 31, 2017
Residential Real Estate 1-4 Family
First liens	$157,395	$—	$1,039	$—	$158,434
Junior liens and lines of credit	50,371	—	—	—	50,371
Total	207,766	—	1,039	—	208,805
Residential real estate - construction	8,893	—	1,008	—	9,901
Commercial real estate	419,277	680	8,471	—	428,428
Commercial	289,916	—	1,603	—	291,519
Consumer	5,047	—	—	—	5,047
Total	$930,899	$680	$12,121	$—	$943,700

December 31, 2016
Residential Real Estate 1-4 Family
First liens	$167,199	$227	$1,144	$—	$168,570
Junior liens and lines of credit	50,017	28	168	—	50,213
Total	217,216	255	1,312	—	218,783
Residential real estate - construction	8,220	—	755	—	8,975
Commercial real estate	377,283	—	13,301	—	390,584
Commercial	267,901	957	1,968	—	270,826
Consumer	4,705	—	—	—	4,705
Total	$875,325	$1,212	$17,336	$—	$893,873

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

The following table presents the aging of payments in the loan portfolio as of December 31, 2017 and 2016:

(Dollars in thousands)		Loans Past Due and Still Accruing					Total
	Current	30-59 Days	60-89 Days	90 Days+	Total	Non-Accrual	Loans
December 31, 2017
Residential Real Estate 1-4 Family
First liens	$157,247	$485	$534	$—	$1,019	$168	$158,434
Junior liens and lines of credit	50,202	139	30	—	169	—	50,371
Total	207,449	624	564	—	1,188	168	208,805
Residential real estate - construction	9,435	—	—	—	—	466	9,901
Commercial real estate	425,806	421	347	—	768	1,854	428,428
Commercial	291,221	111	—	—	111	187	291,519
Consumer	5,017	23	7	—	30	—	5,047
Total	$938,928	$1,179	$918	$—	$2,097	$2,675	$943,700

December 31, 2016
Residential Real Estate 1-4 Family
First liens	$166,689	$1,236	$414	$—	$1,650	$231	$168,570
Junior liens and lines of credit	50,031	96	—	—	96	86	50,213
Total	216,720	1,332	414	—	1,746	317	218,783
Residential real estate - construction	8,495	—	—	—	—	480	8,975
Commercial real estate	384,658	858	447	665	1,970	3,956	390,584
Commercial	270,478	250	75	—	325	23	270,826
Consumer	4,672	30	3	—	33	—	4,705
Total	$885,023	$2,470	$939	$665	$4,074	$4,776	$893,873

Impaired loans generally represent Management’s determination that the borrower will be unable to repay the loan in accordance with its contractual terms and that collateral liquidation may or may not fully repay both interest and principal. It is the Bank’s policy to evaluate the probable collectability of principal and interest due under terms of loan contracts for all loans 90-days or more, nonaccrual loans, or impaired loans. Further, it is the Bank’s policy to discontinue accruing interest on loans that are not adequately secured and in the process of collection.  Upon determination of nonaccrual status, the Bank subtracts any current year accrued and unpaid interest from its income, and any prior year accrued and unpaid interest from the allowance for loan losses.  Management continually monitors the status of nonperforming loans, the value of any collateral and potential of risk of loss.  Nonaccrual loans are rated no better than 7-Substandard.    At December 31, 2017, the Bank had $132 thousand of residential properties in the process of foreclosure compared to $123 thousand at the end of 2016.

Interest not recognized on nonaccrual loans was $159 thousand,  $175 thousand and $335 thousand for the years ended December 31, 2017,  2016 and 2015, respectively. In addition to monitoring nonaccrual loans, the Bank also closely monitors impaired loans and troubled debt restructurings.  A loan is considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all interest and principal payments due according to the originally contracted terms of the loan agreement.  Nonaccrual loans, excluding consumer purpose loans, and troubled-debt restructuring (TDR) loans are considered impaired. For impaired loans with balances less than $250 thousand and consumer purpose loans, a specific reserve analysis is not performed and these loans are added to the general allocation pool. These loans totaled $677 thousand at December 31, 2017 and are comprised primarily of loans secured by residential real estate. Management does not believe that excluding these loans from the specific reserve analysis presents any additional risk.  Impaired loans totaled $12.6 million at December 31, 2017 compared to $15.1 million at December 31, 2016.  The following tables present information on impaired loans:

	Impaired Loans
	With No Allowance		With Allowance
(Dollars in thousands)		Unpaid		Unpaid
	Recorded	Principal	Recorded	Principal	Related
December 31, 2017	Investment	Balance	Investment	Balance	Allowance
Residential Real Estate 1-4 Family
First liens	$869	$950	$—	$—	$—
Junior liens and lines of credit	—	—	—	—	—
Total	869	950	—	—	—
Residential real estate - construction	466	531	—	—	—
Commercial real estate	11,061	11,541	—	—	—
Commercial	187	201	—	—	—
Total	$12,583	$13,223	$—	$—	$—

December 31, 2016
Residential Real Estate 1-4 Family
First liens	$956	$1,030	$—	$—	$—
Junior liens and lines of credit	85	93	—	—	—
Total	1,041	1,123	—	—	—
Residential real estate - construction	480	535	—	—	—
Commercial real estate	13,523	14,133		—	—
Commercial	23	35	—	—	—
Total	$15,067	$15,826	$—	$—	$—

	Twelve Months Ended
	December 31, 2017		December 31, 2016		December 31, 2015
	Average	Interest	Average	Interest	Average	Interest
(Dollars in thousands)	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
Residential Real Estate 1-4 Family
First liens	$1,083	$39	$1,194	$38	$1,531	$13
Junior liens and lines of credit	64	—	93	1	105	—
Total	1,147	39	1,287	39	1,636	13
Residential real estate - construction	473	—	492	4	505	—
Commercial real estate	11,938	435	17,806	589	14,509	122
Commercial	245	—	32	—	278	—
Total	$13,803	$474	$19,617	$632	$16,928	$135

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

The following table presents TDR loans as of December 31, 2017 and 2016:

					Troubled Debt Restructurings
					That Have Defaulted on
					Modified Terms in the
(Dollars in thousands)	Troubled Debt Restructurings				Last Twelve Months
	Number of	Recorded			Number of	Recorded
	Contracts	Investment	Performing*	Nonperforming*	Contracts	Investment
December 31, 2017
Residential real estate - construction	1	$466	$466	$—	—	$—
Residential real estate	5	737	701	36	1	39
Commercial real estate	11	10,983	10,388	595	1	595
Total	17	$12,186	$11,555	$631	2	$634

December 31, 2016
Residential real estate - construction	1	$480	$480	$—	—	$—
Residential real estate	5	875	724	151	1	151
Commercial real estate	11	12,064	10,814	1,250	1	1,250
Total	17	$13,419	$12,018	$1,401	2	$1,401

*The performing status is determined by the loan’s compliance with the modified terms.

There were no new TDR loans made during the year ended December 31, 2017.

The following table reports new TDR loans made during 2016, concession granted and the recorded investment as of December 31, 2016:

	New During Period
Twelve Months Ended	Number of	Pre-TDR	After-TDR	Recorded
December 31, 2016	Contracts	Modification	Modification	Investment	Concession
Commercial real estate	1	$525	$525	$513	multiple
Residential real estate	1	238	238	237	maturity
Total	2	$763	$763	$750

Allowance for Loan Losses:

Management monitors loan performance on a monthly basis and performs a quarterly evaluation of the adequacy of the allowance for loan losses (ALL). The ALL is determined by segmenting the loan portfolio based on the loan’s collateral. When calculating the ALL, consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, historical charge-offs, the adequacy of the underlying collateral (if collateral dependent) and other relevant factors. The Bank begins enhanced monitoring of all loans rated 6 - Special Mention or worse, and obtains a new appraisal or asset valuation for any placed on nonaccrual and rated 7 - Substandard or worse. Management, at its discretion, may determine that additional adjustments to the appraisal or valuation are required.  Valuation adjustments will be made as necessary based on factors, including, but not limited to: the economy, deferred maintenance, industry, type of property/equipment, age of the appraisal, etc. and the knowledge Management has about a particular situation. In addition, the cost to sell or liquidate the collateral is also estimated and deducted from the valuation in order to determine the net realizable value to the Bank. When determining the allowance for loan losses, certain factors involved in the evaluation are inherently subjective and require material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans. Management monitors the adequacy of the allowance for loan losses on an ongoing basis and reports its adequacy quarterly to the Credit Risk Oversight Committee of the Board of Directors. Management believes that the allowance for loan losses at December 31, 2017 is adequate.

The following table shows, by loan class, the activity in the Allowance for Loan Loss (ALL), for the years ended December 31, 2017,  2016 and 2015:

	Residential Real Estate 1-4 Family
	First	Junior Liens &		Commercial
(Dollars in thousands)	Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total

ALL at December 31, 2014	$994	$271	$214	$4,978	$1,515	$127	$1,012	$9,111
Charge-offs	(43)	(39)	(21)	—	(270)	(198)	—	(571)
Recoveries	7	—	18	14	148	74	—	261
Provision	31	76	(17)	657	126	99	313	1,285
ALL at December 31, 2015	$989	$308	$194	$5,649	$1,519	$102	$1,325	$10,086

ALL at December 31, 2015	$989	$308	$194	$5,649	$1,519	$102	$1,325	$10,086
Charge-offs	(49)	—	(41)	(2,751)	(74)	(167)	—	(3,082)
Recoveries	35	—	—	19	167	75	—	296
Provision	130	15	71	3,192	281	90	(4)	3,775
ALL at December 31, 2016	$1,105	$323	$224	$6,109	$1,893	$100	$1,321	$11,075

ALL at December 31, 2016	$1,105	$323	$224	$6,109	$1,893	$100	$1,321	$11,075
Charge-offs	(13)	—	—	(14)	(8)	(102)	—	(137)
Recoveries	2	11	—	17	117	37	—	184
Provision	(34)	(4)	—	414	108	70	116	670
ALL at December 31, 2017	$1,060	$330	$224	$6,526	$2,110	$105	$1,437	$11,792

The following table shows, by loan class, the loans that were evaluated for the Allowance for Loan Loss (ALL) under a specific reserve (individually) and those that were evaluated under a general reserve (collectively), and the amount of the allowance established in each category as of December 31, 2017 and 2016:

	Residential Real Estate 1-4 Family
	First	Junior Liens &		Commercial
(Dollars in thousands)	Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total

December 31, 2017
Loans evaluated for ALL:
Individually	$459	$—	$466	$10,981	$—	$—	$—	$11,906
Collectively	157,975	50,371	9,435	417,447	291,519	5,047	—	931,794
Total	$158,434	$50,371	$9,901	$428,428	$291,519	$5,047	$—	$943,700

ALL established for loans evaluated:
Individually	$—	$—	$—	$—	$—	$—	$—	$—
Collectively	1,060	330	224	6,526	2,110	105	1,437	11,792
ALL at December 31, 2017	$1,060	$330	$224	$6,526	$2,110	$105	$1,437	$11,792

December 31, 2016
Loans evaluated for ALL:
Individually	$628	$52	$480	$13,523	$—	$—	$—	$14,683
Collectively	167,942	50,161	8,495	377,061	270,826	4,705	—	879,190
Total	$168,570	$50,213	$8,975	$390,584	$270,826	$4,705	$—	$893,873

ALL established for loans evaluated:
Individually	$—	$—	$—	$—	$—	$—	$—	$—
Collectively	1,105	323	224	6,109	1,893	100	1,321	11,075
ALL at December 31, 2016	$1,105	$323	$224	$6,109	$1,893	$100	$1,321	$11,075

Note 7. Premises and Equipment

At December 31, premises and equipment consisted of:

(Dollars in thousands)	Estimated Life	2017	2016
Land		$2,962	$3,000
Buildings and leasehold improvements	15 - 30 years, or lease term	24,347	24,190
Furniture, fixtures and equipment	3 - 10 years	12,447	11,902
Total cost		39,756	39,092
Less: Accumulated depreciation		(26,015)	(25,034)
Net premises and equipment		$13,741	$14,058

The following table shows the amount of depreciation and rental expense for the years ended December 31:

	2017	2016	2015
Depreciation expense	$1,236	$1,270	$1,269
Rent expense on leases	$704	$713	$735

The Corporation leases various premises and equipment for use in banking operations through 2032.  Some of these leases provide renewal options of varying terms.  The rental cost of these optional renewals is not included below.  At December 31, 2017, future minimum payments on these leases are as follows:

(Dollars in thousands)
2018	$634
2019	523
2020	490
2021	485
2022	482
2023 and beyond	3,628
Total	$6,242

Note 8. Other Real Estate Owned

The following table summarizes the changes in other real estate owned for the years ended December 31:

(Dollars in thousands)	2017	2016	2015
Balance at beginning of the period	$4,915	$6,451	$3,666
Additions	90	329	3,626
Proceeds from dispositions	(2,298)	(625)	(508)
(Loss) gain on sales, net	(26)	(31)	32
Valuation adjustment	(83)	(1,209)	(365)
Balance at the end of the period	$2,598	$4,915	$6,451

Note 9. Intangible Assets

The Bank has $9.0 million of goodwill recorded on its balance sheet as the result of corporate acquisitions.  Goodwill is not amortized, nor deductible for tax purposes.    Goodwill was tested for impairment using the qualitative assessment method as of August 31, 2017.  Based upon this assessment, Management determined the Bank’s goodwill was not impaired.

Note 10. Deposits

Deposits are summarized as follows at December 31:

(Dollars in thousands)	2017	2016
Noninterest-bearing checking	$196,853	$170,345

Interest-bearing checking	280,944	241,906
Money management	415,045	420,309
Savings	78,868	74,925
Total interest-bearing checking and savings	774,857	737,140

Retail time deposits	72,211	71,264
Brokered time deposits	3,260	3,371
Total time deposits	75,471	74,635
Total deposits	$1,047,181	$982,120

Overdrawn deposit accounts reclassified as loans	$154	$181

The following table shows the maturity of time deposits greater than $250,000 at December 31, 2017:

(Dollars in thousands)
Maturity distribution:
Within three months	$9,964
Over three through six months	628
Over six through twelve months	755
Over twelve months	672
Total	$12,019

Time deposits greater than $250,000 at December 31, 2016 were $6.2 million.

At  December 31, 2017 the scheduled maturities of time deposits are as follows:

	Retail	Brokered	Total
(Dollars in thousands)	Time Deposits	Time Deposits	Time Deposits
2018	$46,338	$3,008	$49,346
2019	10,451	252	10,703
2020	7,414	—	7,414
2021	3,680	—	3,680
2022	4,328	—	4,328
Total	$72,211	$3,260	$75,471

The deposits of directors, executive officers, related interests and affiliated enterprises totaled $4.1 million and $3.3 million at December 31, 2017 and 2016, respectively.

Note 11.  Other Borrowings

The Bank's short-term borrowings are comprised of a line-of-credit with the Federal Home Loan Bank of Pittsburgh (Open Repo Plus). Open Repo Plus is a revolving term commitment used on an overnight basis.  The term of this commitment may not exceed 364 days and it reprices daily at market rates. These borrowings at December 31 are described below:

	2017	2016
	FHLB	FHLB
(Dollars in thousands)	Open Repo	Open Repo
Ending balance	$—	$24,270
Weighted average rate at year end	—	0.74%
Range of interest rates paid at year end	—	0.74%
Maximum month-end balance during the year	$13,000	$24,270
Average balance during the year	$1,894	$5,258
Weighted average interest rate during the year	0.83%	0.63%

The Bank’s maximum borrowing capacity with the FHLB at December 31, 2017 was $314.6 million with $314.6 million available to borrow. The Bank has established credit at the Federal Reserve Discount Window and as of year-end had the ability to borrow approximately $20 million. The Bank also has a $6 million unsecured line of credit at a correspondent bank.

Note 12. Federal Income Taxes

The temporary differences which give rise to significant portions of deferred tax assets and liabilities at December 31 are as follows:

(Dollars in thousands)
Deferred Tax Assets	2017	2016
Allowance for loan losses	$2,476	$3,766
Deferred compensation	676	986
Purchase accounting	16	23
Deferred loan fees and costs, net	99	160
Capital loss carryover	173	280
Other than temporary impairment of investments	124	260
Accumulated other comprehensive loss	1,603	2,171
Depreciation	—	45
Other	2,191	561
	7,358	8,252
Valuation allowance	(297)	(467)
Total gross deferred tax assets	7,061	7,785

Deferred Tax Liabilities
Depreciation	162	—
Joint ventures and partnerships	28	36
Pension	1,068	1,886
Mortgage servicing rights	—	19
Total gross deferred tax liabilities	1,258	1,941
Net deferred tax asset	$5,803	$5,844

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

The components of the provision for Federal income taxes attributable to income from operations were as follows:

	For the Years Ended December 31
(Dollars in thousands)	2017	2016	2015
Current tax expense	$4,396	$2,134	$2,382
Deferred tax expense (benefit)	(831)	(832)	(111)
Income tax provision	$3,565	$1,302	$2,271

For the years ended December 31, 2017,  2016, and 2015, the income tax provisions are different from the tax expense which would be computed by applying the Federal statutory rate to pretax operating earnings.  A reconciliation between the tax provision at the statutory rate and the tax provision at the effective tax rate is as follows:

	For the Years Ended December 31
(Dollars in thousands)	2017	2016	2015
Tax provision at statutory rate (34%)	$3,252	$3,192	$4,241
Income on tax-exempt loans and securities	(2,056)	(1,751)	(1,566)
Nondeductible interest expense relating to carrying tax-exempt obligations	32	24	22
Revaluation of deferred tax assets	2,291	—	—
Dividends received exclusion	—	—	(2)
Income from bank owned life insurance	(171)	(210)	(182)
Life insurance proceeds	—	—	(35)
Change in valuation allowance	—	—	(200)
Stock option compensation	55	30	25
Other, net	162	17	(32)
Income tax provision	$3,565	$1,302	$2,271

Effective income tax rate	62.1%	13.9%	18.2%

In 2017, income tax expense and the effective tax rate increased due to the write-down of net deferred tax assets as a result of the passage of the Tax Cuts and Jobs Act of 2017 (the Act). The Act reduced the federal corporate income tax rate to 21%, effective January 1, 2018, from the Corporation’s statutory rate of 34% in prior periods.   With the passage of the Act, net deferred tax assets were required to be revalued using the new rate of 21%.  The Corporation recorded additional income tax expense of $2.3 million in 2017 as a result of the revaluation of net deferred tax assets.    The Corporation has determined that the accounting for the Tax Cuts and Jobs Act is final as of December 31, 2017.

At December 31, 2017, the Corporation had a capital loss carryover of $823 thousand, with $663 thousand expiring in 2018.  This loss carryover can only be offset with capital gains for federal income tax purposes.  The tax benefit of this carryover is $173 thousand, and the Corporation has recorded a valuation allowance of $173 thousand against the capital loss carryover.

The Corporation recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense for all periods presented.  No penalties or interest were recognized in 2017, 2016 or 2015.  The Corporation has no uncertain tax positions at December 31, 2017.  The Corporation is no longer subject to U.S. Federal examinations by tax authorities for the years before 2014.

Note 13. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss included in shareholders' equity at December 31 are as follows:

(Dollars in thousands)	2017	2016
Net unrealized gains (losses) on securities	$154	$(20)
Tax effect	(33)	7
Net of tax amount	121	(13)

Accumulated pension adjustment	(7,784)	(6,366)
Tax effect	1,635	2,164
Net of tax amount	(6,149)	(4,202)

Total accumulated other comprehensive loss	$(6,028)	$(4,215)

Note 14.  Benefit Plans

The Bank has a 401(k) plan covering substantially all employees of F&M Trust who have completed one year and 1,000 hours of service.  Employee contributions to the plan are matched at 100% up to 4% of each participant’s deferrals plus 50% of the next 2% of deferrals from participants’ eligible compensation. Under this plan, the maximum amount of employee contributions in any given year is defined by Internal Revenue Service regulations. In addition, a 100% discretionary profit sharing contribution of up to 2% of each employee’s eligible compensation is possible provided net income targets are achieved. The Personnel Committee of the Corporation’s Board of Directors approves the established net income targets annually. Effective January 1, 2017 the time in service requirement for 401(k) eligibility was reduced from one year to four months, the hours of service requirement was removed and an auto-enrollment feature was added. The related expense for the 401(k) plan, and the profit sharing plan as approved by the Board of Directors, was $707 thousand in 2017, $494 thousand in 2016, and $606 thousand in 2015.

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

The return on pension assets and the discount rate are the two largest variables in determining pension expense. A low rate environment generally results in higher pension expense. The Bank uses the Citigroup Above Median Pension Discount Curve from the Citigroup Pension Discount Curve and Liability Index for its discount rate.  The Bank’s pension expense for each of the last three years is shown in the section of the following table titled “Components of Net Periodic Pension Cost”. The pension expense in 2017 was less than in 2016  due to the expense of a lump sum settlement loss that was recorded in 2016.

Pension plan asset classes include cash, fixed income securities and equities. The fixed income portion is comprised of Government Bonds, Corporate Bonds and Taxable Municipal Bonds; the equity portion is comprised of financial institution equities and individual corporate equities across a broad range of sectors.  Investments are made on the basis of sound economic principles and in accordance with established guidelines.  Target allocations of fund assets measured at fair value are as follows: fixed income, a range of 60%-90%, equities, a range of 10% to 30% and cash as needed. The allocation as of December 31, 2017 is shown in a table within this note.  The Bank manages its pension portfolio in order to closely align the duration of the assets with the duration of the pension liability.

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

The following table sets forth the plan’s funded status, based on the December 31, 2017,  2016 and 2015 actuarial valuations.

	For the Years Ended December 31
(Dollars in thousands)	2017	2016	2015
Change in projected benefit obligation
Benefit obligation at beginning of measurement year	$17,881	$18,609	$19,679
Service cost	317	337	377
Interest cost	667	701	695
Actuarial loss (gain)	2,260	632	(906)
Settlement loss	—	(1,590)	—
Benefits paid	(1,236)	(808)	(1,236)
Benefit obligation at end of measurement year	19,889	17,881	18,609

Change in plan assets
Fair value of plan assets at beginning of measurement year	17,062	18,301	19,677
Actual return on plan assets net of expenses	1,366	1,159	(140)
Settlement loss	—	(1,590)	—
Employer contribution	—	—	—
Benefits paid	(1,236)	(808)	(1,236)
Fair value of plan assets at end of measurement year	17,192	17,062	18,301

Funded status of projected benefit obligation	$(2,697)	$(819)	$(308)

Amounts recognized in accumulated other comprehensive	For the Years Ended December 31
income (loss), net of tax	2017	2016	2015
Net actuarial loss	$(7,784)	$(6,366)	$(6,871)
Prior service cost obligation	—	—	94
	(7,784)	(6,366)	(6,777)
Tax effect	1,635	2,164	2,304
Net amount recognized in accumulated other comprehensive loss	$(6,149)	$(4,202)	$(4,473)

	For the Years Ended December 31
Components of net periodic pension cost	2017	2016	2015
Service cost	$317	$337	$377
Interest cost	667	701	695
Expected return on plan assets	(1,072)	(1,165)	(1,182)
Amortization of prior service cost	—	(94)	(126)
Recognized net actuarial loss	547	579	623
Net periodic pension cost	459	358	387
Effect of settlement loss	—	564	—
Total pension expense	$459	$922	$387

	For the Years Ended December 31
	2017	2016	2015
Assumptions used to determine benefit obligations:
Discount rate	3.46%	3.89%	4.06%
Rate of compensation increase	4.00%	4.00%	4.00%

Assumptions used to determine net periodic benefit cost:
Discount rate	3.89%	3.89%	3.72%
Expected long-term return on plan assets	6.50%	6.50%	6.50%
Rate of compensation increase	4.00%	4.00%	4.00%

Asset allocations:
Cash and cash equivalents	2%	4%	8%
Common stocks	24%	33%	31%
Corporate bonds	18%	8%	7%
Municipal bonds	38%	42%	43%
Investment fund - debt	9%	9%	8%
Insurance contracts	4%	3%	2%
Other	5%	1%	1%
Total	100%	100%	100%

Shares of the Corporation's common stock held in the plan
Value of shares (in thousands)	$—	$—	$68
Percent of total plan assets	0.0%	0.0%	0.4%

The following table sets forth by level, within the fair value hierarchy, the Plan's investments at fair value as of December 31, 2017 and 2016. For more information on the levels within the fair value hierarchy, please refer to Note 19.

(Dollars in Thousands)	December 31, 2017
Asset Description	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$399	$399	$—	$—
Common stocks	4,158	4,158	—	—
Corporate bonds	3,108	—	3,108	—
Municipal bonds	6,556	—	6,556	—
Investment fund - debt	1,570	1,570	—	—
Cash value of life insurance	25	—	—	25
Deposit in immediate participation guarantee contract	683	683	—	—
Other	693	143	550	—
Total assets	$17,192	$6,953	$10,214	$25

(Dollars in Thousands)	December 31, 2016
Asset Description	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$726	$726	$—	$—
Common stocks	5,688	5,688	—	—
Corporate bonds	1,310	—	1,310	—
Municipal bonds	7,146	—	7,146	—
Investment fund - debt	1,454	1,454	—	—
Cash value of life insurance	25	—	—	25
Deposit in immediate participation guarantee contract	479	479		—
Other	234	234	—	—
Total assets	$17,062	$8,581	$8,456	$25

The following table sets forth a summary of the changes in the fair value of the Plan's level 3 investments for the years ended December 31, 2017 and 2016

	Cash Value of Life Insurance
	December 31
	2017	2016
Balance at the beginning of the period	$25	$62
Unrealized gain (loss) relating to investments held at the reporting date	—	1
Purchases, sales, issuances and settlement, net	—	(38)
Balance at the end of the period	$25	$25

Contributions

The Bank contributed $1.0 million to its pension plan in February 2018, but does not expect to make any additional contributions in 2018.

Estimated future benefit payments at December 31, 2017 (in thousands)

2018	$1,043
2019	1,064
2020	1,483
2021	969
2022	1,209
2023-2027	6,580
Total	$12,348

Note 15. Stock Based Compensation

In 2004, the Corporation adopted the Employee Stock Purchase Plan of 2004 (ESPP). Under the ESPP of 2004, options for 250,000 shares of stock can be issued to eligible employees. The number of shares that can be purchased by each participant is defined by the plan and the Board of Directors sets the option price. However, the option price cannot be less than 90% of the fair market value of a share of the Corporation’s common stock on the date the option is granted.  The Board of Directors also determines the expiration date of the options; however, no option may have a term that exceeds one year from the grant date. ESPP options are exercisable immediately upon grant.  Any shares related to unexercised options are available for future grant The Board of Directors may amend, suspend or terminate the ESPP at any time.  The grant price of the 2017 ESPP options was set at 95% of the stock’s fair value at the time of the award.  There was no compensation expense recognized in 2017, 2016 or 2015 for the ESPP.

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

The ESPP and ISOP options outstanding at December 31, 2017 are all exercisable. The ESPP options expire on June 30, 2018 and the ISOP options expire 10 years from the grant date.  The following table summarizes the stock option activity:

(Dollars in thousands except share and per share data)
	ESPP	Weighted Average	Aggregate
	Options	Price Per Share	Intrinsic Value
Balance Outstanding at December 31, 2014	25,970	$18.91
Granted	23,379	23.42
Exercised	(4,794)	19.17
Expired	(22,269)	19.08
Balance Outstanding at December 31, 2015	22,286	$23.42	$2
Granted	24,434	22.46
Exercised	(907)	22.66
Expired	(23,055)	23.38
Balance Outstanding at December 31, 2016	22,758	$22.46	$140
Granted	19,086	29.95
Exercised	(6,827)	23.00
Expired	(17,180)	22.79
Balance Outstanding at December 31, 2017	17,837	$29.95	$132

Shares available for future grants at December 31, 2017	200,082

	ISOP	Weighted Average	Aggregate
	Options	Price Per Share	Intrinsic Value
Balance Outstanding at December 31, 2014	44,075	$23.29
Granted	17,500	22.00
Exercised	—	—
Forfeited	(8,500)	25.29
Balance Outstanding at December 31, 2015	53,075	$22.56	$50
Granted	24,450	21.27
Exercised	(3,800)	16.00
Forfeited	(15,000)	24.14
Balance Outstanding at December 31, 2016	58,725	$22.03	$386
Granted	33,450	30.00
Exercised	(750)	23.77
Forfeited	(6,200)	27.37
Balance Outstanding at December 31, 2017	85,225	$24.75	$1,075

Shares available for future grants at December 31, 2017	290,177

The following table provides information about the options outstanding at December 31, 2017:

	Options			Weighted
	Outstanding	Exercise Price or	Weighted Average	Average Remaining
Stock Option Plan	and Exercisable	Price Range	Exercise Price	Life (years)
Employee Stock Purchase Plan	17,837	$29.95	$29.95	0.5

Incentive Stock Option Plan	5,500	16.11	16.11	1.2
Incentive Stock Option Plan	37,350	21.27 - 22.05	21.56	7.8
Incentive Stock Option Plan	8,925	23.77	23.77	0.1
Incentive Stock Option Plan	33,450	30.00	30.00	9.2
ISOP Total/Average	85,225		$24.75	7.1

The fair value of the ISOP options granted has been estimated using the Black-Scholes method and the following assumptions for the years shown:

	2017	2016	2015
Incentive Stock Option Plan
Options granted	33,450	24,450	17,500
Risk-free interest rate	1.87%	1.22%	1.47%
Expected volatility of the Corporation's stock	23.12%	25.76%	28.64%
Expected dividend yield	2.94%	3.23%	3.09%
Expected life (in years)	5.25	5.25	5.25
Weighted average fair value of options granted	$4.81	$3.58	$4.22

(Dollars in thousands)
Compensation expense included in net income
ESPP	$—	$—	$—
ISOP	161	88	74
Total compensation expense included in net income	$161	$88	$74

Note 16. Deferred Compensation Agreement

The Corporation has entered into deferred compensation agreements with one former and one current director that provides for the payment of benefits over a ten-year period, beginning at age 65.  At inception, the present value of the obligations under these deferred compensation agreements amounted to approximately $600 thousand, which is being accrued over the estimated remaining service period of these directors.  Expense associated with the agreements was $2 thousand for 2017,  $2 thousand for 2016 and $76 thousand for 2015.   Payments for the directors deferred compensation plan are scheduled through 2022.

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

The Corporation has two deferred compensation agreements it recorded as part of its acquisition of Fulton Bancshares Corporation in 2006.  No future expense will be recognized for these plans. Payments for the deferred compensation agreements total  $386 thousand through 2021.

Note 17.  Shareholders’ Equity

The Board of Directors, from time to time, authorizes the repurchase of the Corporation’s $1.00 par value common stock. The repurchased shares will be held as Treasury shares available for issuance in connection with future stock dividends and stock splits, employee benefit plans, executive compensation plans, the Dividend Reinvestment Plan (DRIP) and other appropriate corporate purposes. The term of the repurchase plans is normally one year. The Corporation held 334,311 and 371,513 treasury shares at cost at December 31, 2017 and 2016, respectively.

The following table provides information about the Corporation’s stock repurchase activity:

			Shares Repurchased
Plan Date	Authorized	Expiration	2017	2016
4/18/2016	$350,000 in shares per calendar quarter	3/31/2017	-	34,048
10/12/2017	100,000 shares	9/30/2018	-	N/A

The Corporation’s DRIP allows for shareholders to purchase additional shares of the Corporation’s common stock by reinvesting cash dividends paid on their shares or through optional cash payments. The Corporation has authorized one million (1,000,000) shares of its currently authorized common stock to be issued under the plan or may issue from Treasury shares.  The DRIP added $991 thousand to capital during 2017. This total was comprised of $669 thousand from the reinvestment of quarterly dividends and $322 thousand of optional cash contributions. During 2017, 30,375 shares of common stock were purchased through the DRIP at a value of $991 thousand and 614,355 shares remain to be issued

Note 18. Commitments and Contingencies

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

The Bank had the following outstanding commitments as of December 31:

(Dollars in thousands)	2017	2016
Financial instruments whose contract amounts represent credit risk
Commercial commitments to extend credit	$249,526	$227,380
Consumer commitments to extend credit (secured)	44,866	44,352
Consumer commitments to extend credit (unsecured)	5,668	5,674
	$300,060	$277,406
Standby letters of credit	$28,630	$23,935

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

Standby letters of credit are instruments issued by the Bank, which guarantee the beneficiary payment by the Bank in the event of default by the Bank’s customer in the nonperformance of an obligation or service.  Most standby letters of credit are extended for one-year periods.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank holds collateral supporting those commitments for which collateral is deemed necessary primarily in the form of certificates of deposit and liens on real estate. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of December 31, 2017 and 2016 for guarantees under standby letters of credit issued is not material.

Most of the Bank’s business activity is with customers located within its primary market and does not involve any significant concentrations of credit to any one entity or industry.

Legal Proceedings

The nature of the Corporation’s business generates a certain amount of litigation involving matters arising in the ordinary course of business, including the Kalan et al. v. Farmers and Merchants Trust Company of Chambersburg eta.l (Case No. 2:15-CV-01435-WB) case filed in the United States District Court for the Eastern District of Pennsylvania.  On December 29, 2017, the Bank entered into a Class Action Settlement Term Sheet with the named plaintiffs and certain of the other remaining defendants.  The Term Sheet provides for the Bank to make a settlement payment of $10 million in full and final settlement of all claims that the named plaintiffs and members of the Settlement Class (as defined by the Term Sheet) have brought or could have brought against F&M Trust.  The Term Sheet further provides that the parties will enter into a definitive settlement agreement that is to provide for a general release of all claims by all parties to the case.  The terms of settlement will be subject to preliminary and final approval by the court.  The Corporation has accrued, in other liabilities, the $10 million settlement payment as an expense for the year ended December 31, 2017.

We establish accruals for legal proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable and the amount of the loss can be reasonably estimated.  When we are able to do so, we also determine estimates of possible losses, whether in excess of any accrued liability or where there is no accrued liability.

These assessments are based on our analysis of currently available information and are subject to significant judgment and a variety of assumptions and uncertainties.  As new information is obtained, we may change our assessments and, as a result, take or adjust the amounts of our accruals and change our estimates of possible losses or ranges of possible losses.  Due to the inherent subjectivity of the assessments and the unpredictability of outcomes of legal proceedings, any amounts that may be accrued or included in estimates of possible losses or ranges of possible losses may not represent the actual loss to the Corporation from any legal proceeding.  Our exposure and ultimate losses may be higher, possibly significantly higher, than amounts we may accrue or amounts we may estimate.

In management’s opinion, we do not anticipate, at the present time, that the ultimate aggregate liability, if any, arising out of all litigation to which the Corporation is a party will have a material adverse effect on our financial position.  We cannot now determine, however, whether or not any claim asserted against us, other than the Kalan case, will have a material adverse effect on our results of operations in any future reporting period, which will depend on, among other things, the amount of loss resulting from the claim and the amount of income otherwise reported for the reporting period.  Thus, at December 31, 2017, we are unable to provide an evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss with respect to such other matters and, accordingly, have not yet established any specific accrual for such other matters.

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

The following methods and assumptions were used to estimate the fair values of the Corporation’s financial instruments at December 31, 2017 and 2016.

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

Accrued interest payable:    The carrying amount is a reasonable estimate of fair value.

The fair value of the Corporation's financial instruments are as follows:

	December 31, 2017
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$58,603	$58,603	$58,603	$—	$—
Investment securities available for sale	127,336	127,336	365	126,971	—
Restricted stock	456	456	—	456	—
Loans held for sale	442	442	—	442	—
Net loans	931,908	929,891	—	—	929,891
Accrued interest receivable	3,847	3,847	—	3,847	—

Financial liabilities:
Deposits	$1,047,181	$1,046,476	$—	$1,046,476	$—
Accrued interest payable	149	149	—	149	—

	December 31, 2016
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$36,665	$36,665	$36,665	$—	$—
Investment securities available for sale	143,875	143,875	290	143,585	—
Restricted stock	1,767	1,767	—	1,767	—
Loans held for sale	540	540	—	540	—
Net loans	882,798	889,910	—	—	889,910
Accrued interest receivable	3,592	3,592	—	3,592	—

Financial liabilities:
Deposits	$982,120	$981,949	$—	$981,949	$—
Short-term debt	24,270	24,270	24,270	—	—
Accrued interest payable	116	116	—	116	—

Recurring Fair Value Measurements

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2017 and 2016 are as follows:

(Dollars in Thousands	Fair Value at December 31, 2017
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities	$365	$—	$—	$365
U.S. Government and Agency securities	—	11,472	—	11,472
Municipal securities	—	57,772	—	57,772
Trust Preferred Securities	—	5,817	—	5,817
Agency mortgage-backed securities	—	50,937	—	50,937
Private-label mortgage-backed securities	—	946	—	946
Asset-backed securities	—	27	—	27
Total assets	$365	$126,971	$—	$127,336

(Dollars in Thousands)	Fair Value at December 31, 2016
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities	$290	$—	$—	$290
U.S. Government and Agency securities	—	12,720	—	12,720
Municipal securities	—	62,985	—	62,985
Trust Preferred Securities	—	5,461	—	5,461
Agency mortgage-backed securities	—	61,284	—	61,284
Private-label mortgage-backed securities	—	1,104	—	1,104
Asset-backed securities	—	31	—	31
Total assets	$290	$143,585	$—	$143,875

Investment securities:  Level 1 securities represent equity securities that are valued using quoted market prices from nationally recognized markets. Level 2 securities represent debt securities that are valued using a mathematical model based upon the specific characteristics of a security in relationship to quoted prices for similar securities.

Nonrecurring Fair Value Measurements

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2017 and 2016 are as follows:

(Dollars in Thousands)	Fair Value at December 31, 2017
Asset Description	Level 1	Level 2	Level 3	Total
Other real estate owned (1)	$—	$—	$90	$90
Total assets	$—	$—	$90	$90

(Dollars in Thousands)	Fair Value at December 31, 2016
Asset Description	Level 1	Level 2	Level 3	Total
Premises held-for-sale (1)	$—	$—	$200	$200
Other real estate owned (1)	—	—	2,407	2,407
Total assets	$—	$—	$2,607	$2,607

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

The Corporation did not record any liabilities at fair value for which measurement of the fair value was made on a nonrecurring basis at December 31, 2017. For financial assets and liabilities measured at fair value on a recurring basis, there were no transfers of financial assets or liabilities between Level 1 and Level 2 during the period ending December 31, 2017.

The following table presents additional quantitative information about Level 3 assets measured at fair value on a nonrecurring basis:

(Dollars in Thousands)	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2017	Fair Value	Valuation Technique	Unobservable Input	(Weighted Average)
Other real estate owned	$90	Appraisal	N/A	—
			Cost to sell	8% (8%)

				Range
December 31, 2016	Fair Value	Valuation Technique	Unobservable Input	(Weighted Average)
Premises held-for-sale	$200	Appraisal	Qualitative adjustment	5% (5%)

Other real estate owned	2,407	Appraisal	N/A	—
			Cost to sell	8% (8%)

Note 20. Parent Company (Franklin Financial Services Corporation) Financial Information

Balance Sheets

	December 31
(Dollars in thousands)	2017	2016
Assets:
Cash and cash equivalents	$250	$851
Investment securities	365	—
Equity investment in subsidiaries	114,387	115,794
Other assets	184	39
Total assets	$115,186	116,684

Liabilities:
Other liabilities	$42	$191
Total liabilities	42	191
Shareholders' equity	115,144	116,493
Total liabilities and shareholders' equity	$115,186	$116,684

Statements of Income

	Years Ended December 31
(Dollars in thousands)	2017	2016	2015
Income:
Dividends from Bank subsidiary	$3,225	$4,006	$300
Other income	—	—	171
	3,225	4,006	471
Expenses:
Operating expenses	1,107	972	986
Income before income taxes and equity in undistributed income of subsidiaries	2,118	3,034	(515)
Income tax benefit	348	301	328
Equity in undistributed income of subsidiaries	(290)	4,752	10,391
Net income	$2,176	$8,087	$10,204

Statements of Comprehensive Income

	Years ended December 31
(Dollars in thousands)	2017	2016	2015
Net Income	$2,176	$8,087	$10,204
Securities:
Unrealized gains arising during the period	201	—	—
Reclassification adjustment for net (gains) losses included in net income	-	—	—
Net Unrealized gains	201	—	—
Tax effect	(68)	—	—
Net of tax amount	133	—	—
Total other comprehensive income of Parent	133	—	—
Other comprehensive (loss) income of subsidiaries	(954)	(493)	(622)
Total Comprehensive Income	$1,355	$7,594	$9,582

Statements of Cash Flows

	Years Ended December 31
(Dollars in thousands)	2017	2016	2015
Cash flows from operating activities
Net income	$2,176	$8,087	$10,204
Adjustments to reconcile net income to net cash provided
by operating activities:
Equity in undistributed loss (income) of subsidiary	290	(4,752)	(10,391)
Stock option compensation	161	88	74
Deferred tax benefit	(26)	—	—
(Increase) decrease in other assets/liabilities	(337)	(307)	1,800
Net cash provided by operating activities	2,264	3,116	1,687

Cash flows from financing activities
Dividends paid	(4,031)	(3,523)	(3,139)
Cash received from option exercises	175	82	92
Common stock issued under dividend reinvestment plan	991	1,671	1,246
Treasury stock purchase	—	(795)	—
Net cash used in financing activities	(2,865)	(2,565)	(1,801)
(Decrease) increase in cash and cash equivalents	(601)	551	(114)
Cash and cash equivalents as of January 1	851	300	414
Cash and cash equivalents as of December 31	$250	$851	$300

Note 21. Quarterly Results of Operations (unaudited)

The following is a condensed summary of the quarterly results of consolidated operations of the Corporation for the years ended December 31, 2017 and 2016:

(Dollars in thousands, except per share)	Three months ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017

Interest income	$9,546	$9,938	$10,063	$10,339
Interest expense	581	590	629	691
Net interest income	8,965	9,348	9,434	9,648
Provision for loan losses	120	50	250	250
Other noninterest income	2,923	3,155	2,970	3,137
Securities gains	2	—	1	—
Noninterest expense	7,957	8,161	8,305	18,750	*
Income (loss) before income taxes	3,813	4,292	3,850	(6,215)
Federal income tax expense	793	950	774	1,048	**
Net Income	$3,020	3,342	3,076	(7,263)
Basic earnings per share	$0.70	$0.77	$0.71	$(1.67)
Diluted earnings per share	$0.70	$0.77	$0.70	$(1.67)
Dividends declared per share	$0.21	$0.24	$0.24	$0.24

*Includes $10 million for the accrual of a legal settlement described in Item 3 Legal Proceedings

** Includes $2.3 million for revaluation of the net deferred tax assets

(Dollars in thousands, except per share)	Three months ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016

Interest income	$9,098	$8,988	$9,348	$9,544
Interest expense	545	548	563	589
Net interest income	8,553	8,440	8,785	8,955
Provision for loan losses	300	1,875	1,150	450
Other noninterest income	2,981	2,854	2,813	2,984
Securities (losses) gains	(28)	2	(10)	8
Noninterest expense	7,795	7,730	7,980	9,670
Income before income taxes	3,411	1,691	2,458	1,827
Federal income tax expense	685	130	383	104
Net Income	$2,726	1,561	2,075	1,723
Basic earnings per share	$0.64	$0.36	$0.48	$0.40
Diluted earnings per share	$0.64	$0.36	$0.48	$0.40
Dividends declared per share	$0.19	$0.21	$0.21	$0.21

Due to rounding, the sum of the quarters may not equal the amount reported for the year.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s Management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2017, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).  Based on this assessment, Management concluded that, as of December 31, 2017, the Corporation’s internal control over financial reporting is effective based on those criteria.

There were no changes during the fourth quarter of 2017 in the Corporation’s internal control over financial reporting which materially affected, or which are reasonably likely to affect, the Corporation’s internal control over financial reporting.

The Corporation’s independent registered public accounting firm has audited the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2017.  Their report is included herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Franklin Financial Services Corporation

Chambersburg, Pennsylvania

Opinion on Internal Control over Financial Reporting

We have audited Franklin Financial Services Corporation’s (the “Corporation”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”).  In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Corporation and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated March 12, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Corporation in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audits included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ BDO USA, LLP

Harrisburg, Pennsylvania

March 12, 2018

Item 9B.  Other Information

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item relating to the directors and executive officers of the Corporation is incorporated herein by reference to the information set forth under the heading “ELECTION OF DIRECTORS - Information about Nominees, Continuing Directors and Executive Officers” and under the heading “ADDITIONAL INFORMATION – Key Employees” appearing in the Corporation's 2018 proxy statement.

The information required by this item relating to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information set forth under the heading “ADDITIONAL INFORMATION - Compliance with Section 16(a) of the Exchange Act” appearing in the Corporation's 2018 proxy statement.

The information required by this item relating to the Corporation's code of ethics is incorporated herein by reference to the information set forth under the heading “CORPORATE GOVERNANCE POLICIES, PRACTICES AND PROCEDURES” appearing in the Corporation's 2018 proxy statement.  The Corporation will file on Form 8-K any amendments to, or waivers from, the code of ethics applicable to any of its directors or executive officers.

The information required by this item relating to material changes to the procedures by which the Corporation's shareholders may recommend nominees to the Board of Directors is incorporated herein by reference to the information set forth under the heading “ELECTION OF DIRECTORS - Nominations for Election of Directors” appearing in the Corporation's 2018 proxy statement.

The information required by this item relating to the Corporation's audit committee and relating to an audit committee financial expert is incorporated herein by reference to the information set forth under the heading “BOARD STRUCTURE AND COMMITTEES - Audit Committee” appearing in the Corporation's 2018 proxy statement.

Item 11.  Executive Compensation

The information required by this item relating to executive compensation is incorporated herein by reference to the information set forth under the heading “EXECUTIVE COMPENSATION” appearing in the Corporation's 2018 proxy statement; provided, however, that the information set forth under the subheading “Compensation Committee Report” is intended to be furnished and not filed.

The information required by this item relating to the compensation committee interlocks and insider participation is incorporated herein by reference to the information set forth under the heading “BOARD STRUCTURE AND COMMITTEES - Compensation Committee Interlocks and Insider Participation” appearing in the Corporation's 2018 proxy statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item relating to securities authorized for issuance under executive compensation plans is incorporated herein by reference to the information set forth under the heading “EXECUTIVE COMPENSATION – Compensation Tables and Additional Compensation Disclosure” appearing in the Corporation's 2018 proxy statement.

The information required by this item relating to security ownership of certain beneficial owners is incorporated herein by reference to the information set forth under the heading “GENERAL INFORMATION - Voting of Shares and Principal Holders Thereof'” appearing in the Corporation's 2018 proxy statement.

The information required by this item relating to security ownership of management is incorporated herein by reference to the information set forth under the heading “ELECTION OF DIRECTORS - Information about Nominees, Continuing Directors and Executive Officers” appearing in the Corporation's 2018 proxy statement.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item relating to transactions with related persons is incorporated herein by reference to the information set forth under the heading “ADDITIONAL INFORMATION - Transactions with Related Persons” appearing in the Corporation's 2018 proxy statement.

The information required by this item relating to director independence is incorporated herein by reference to the information set forth under the heading “ELECTION OF DIRECTORS -Director Independence “and under the heading “ADDITIONAL INFORMATION - Transactions with Related Persons” appearing in the Corporation's 2018 proxy statement.

Item 14.  Principal Accountant Fees and Services

The information required by this item relating to principal accountant fees and services is incorporated herein by reference to the information set forth under the heading “RELATIONSHIP WITH INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS” appearing in the Corporation's 2018 proxy statement.

Part IV

Item 15.  Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1)  The following Consolidated Financial Statements of the Corporation:

Report of Independent Registered Public Accounting Firms

Consolidated Balance Sheets –December 31, 2017 and 2016,

Consolidated Statements of Income – Years ended December 31, 2017,  2016 and 2015,

Consolidated Statements of Comprehensive Income – Years ended December 31, 2017,  2016 and 2015,

Consolidated Statements of Changes in Shareholders’ Equity – Years ended December 31, 2017,  2016 and 2015,

Consolidated Statements of Cash Flows - Years ended December 31, 2017,  2016 and 2015,

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

Dated: March 12, 2018

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ G. Warren Elliott	Chairman of the Board and Director	March 12, 2018
G. Warren Elliott

/s/ Timothy G. Henry	Chief Executive Officer, President and Director	March 12, 2018
Timothy G. Henry	(Principal Executive Officer)

/s/ Mark R. Hollar	Treasurer and Chief Financial Officer	March 12, 2018
Mark R. Hollar	(Principal Financial and Accounting Officer)

/s/ Martin R. Brown	Director	March 12, 2018
Martin R. Brown

/s/ Gregory A. Duffey	Director	March 12, 2018
Gregory A. Duffey

/s/ Daniel J. Fisher	Director	March 12, 2018
Daniel J. Fisher

/s/ Donald A. Fry	Director	March 12, 2018
Donald A. Fry

/s/ Allan E. Jennings, Jr.	Director	March 12, 2018
Allan E. Jennings, Jr.

/s/ Richard E. Jordan, III	Director	March 12, 2018
Richard E. Jordan, III

/s/ Stanley J. Kerlin	Director	March 12, 2018
Stanley J. Kerlin

/s/ Patricia D. Lacy	Director	March 12, 2018
Patricia D. Lacy

/s/ Donald H. Mowery	Director	March 12, 2018
Donald H. Mowery

/s/ Martha B. Walker	Director	March 12, 2018
Martha B. Walker

Exhibit Index for the Year

Ended December 31, 2017

Item	Description
3.1	Articles of Incorporation of the Corporation (Filed as Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.)
3.2	Bylaws of the Corporation
4.	Instruments defining the rights of securities holders, including indentures, are contained in the Articles of Incorporation (Exhibit 3.1) and Bylaws (Exhibit 3.2)
10.1	Deferred Compensation Agreements with Bank Directors* (Filed as Exhibit 10.1 to Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.)
10.2	Director’s Deferred Compensation Plan* (Filed as Exhibit 10.2 to Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.)
10.3	Incentive Stock Option Plan of 2002 (Filed as Exhibit 99.1 to Registration Statement No. 333-90348 on Form S-8 and incorporated herein by reference)*
10.4	Management Group Pay for Performance Program* (Filed as Exhibit 10.4 to Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.)
10.5	Directors Pay for Performance Program* (Filed as Exhibit 10.5 to Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.)
10.6	Incentive Stock Option Plan of 2013 (Filed as Exhibit 10.1 to Registration Statement No. 333-193655 on Form S-8 filed January 30, 2014 and incorporated herein by reference)*
14.	Code of Ethics posted on the Corporation’s website
21.	Subsidiaries of Corporation - filed herewith
23.1	Consent of BDO USA, LLP – filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer) – filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer) – filed herewith
32.1	Section 1350 Certification (Chief Executive Officer) – filed herewith
32.2	Section 1350 Certification (Chief Financial Officer) – filed herewith
101	Interactive Data File (XBRL)

* Compensatory plan or arrangement.