Form 10-Q
period 2018-03-31
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2018-05-07
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes ☐  No ☒

There were 4,366,279 outstanding shares of the Registrant’s common stock as of April  30, 2018.

Part I FINANCIAL INFORMATION

Item 1 Financial Statements

Consolidated Balance Sheets

(Dollars in thousands, except share and per share data)(unaudited)	March 31,	December 31,
	2018	2017
Assets
Cash and due from banks	$14,148	$21,433
Interest-bearing deposits in other banks	27,934	37,170
Total cash and cash equivalents	42,082	58,603
Debt securities available for sale, at fair value	133,322	126,971
Equity securities	410	365
Restricted stock	456	456
Loans held for sale	—	442
Loans	942,653	943,700
Allowance for loan losses	(11,989)	(11,792)
Net Loans	930,664	931,908
Premises and equipment, net	13,576	13,741
Bank owned life insurance	23,108	22,980
Goodwill	9,016	9,016
Other real estate owned	2,592	2,598
Deferred tax asset, net	6,062	5,803
Other assets	7,254	6,930
Total assets	$1,168,542	$1,179,813

Liabilities
Deposits
Non-interest bearing checking	$193,237	$196,853
Money management, savings and interest checking	774,837	774,857
Time	66,387	75,471
Total deposits	1,034,461	1,047,181
Other liabilities	16,957	17,488
Total liabilities	1,051,418	1,064,669

Shareholders' equity
Common stock, $1 par value per share,15,000,000 shares authorized with
4,695,617 shares issued and 4,364,812 shares outstanding at March 31, 2018 and
4,689,099 shares issued and 4,354,788 shares outstanding at December 31, 2017	4,696	4,689
Capital stock without par value, 5,000,000 shares authorized with no
shares issued and outstanding	—	—
Additional paid-in capital	40,668	40,396
Retained earnings	84,876	82,218
Accumulated other comprehensive loss	(7,010)	(6,028)
Treasury stock, 330,805 shares at March 31, 2018 and 334,311 shares at
December 31, 2017, at cost	(6,106)	(6,131)
Total shareholders' equity	117,124	115,144
Total liabilities and shareholders' equity	$1,168,542	$1,179,813

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Income

	For the Three Months Ended
(Dollars in thousands, except per share data) (unaudited)	March 31,
	2018	2017
Interest income
Loans, including fees	$9,577	$8,639
Interest and dividends on investments:
Taxable interest	513	531
Tax exempt interest	274	301
Dividend income	6	13
Deposits and obligations of other banks	118	62
Total interest income	10,488	9,546
Interest expense
Deposits	795	566
Short-term borrowings	—	15
Total interest expense	795	581
Net interest income	9,693	8,965
Provision for loan losses	200	120
Net interest income after provision for loan losses	9,493	8,845
Noninterest income
Investment and trust services fees	1,397	1,295
Loan service charges	231	147
Deposit service charges and fees	574	592
Other service charges and fees	333	324
Debit card income	385	375
Increase in cash surrender value of life insurance	128	131
Debt securities gains, net	—	2
Change in fair value of equity securities	45	—
Other	55	59
Total noninterest income	3,148	2,925
Noninterest Expense
Salaries and employee benefits	4,986	4,591
Occupancy, furniture and equipment, net	815	815
Advertising	427	247
Legal and professional	329	290
Data processing	596	541
Pennsylvania bank shares tax	239	243
FDIC Insurance	129	106
ATM/debit card processing	238	218
Foreclosed real estate	14	58
Telecommunications	109	100
Other	766	748
Total noninterest expense	8,648	7,957
Income before federal income taxes	3,993	3,813
Federal income tax expense	491	793
Net income	$3,502	$3,020
Per share
Basic earnings per share	$0.80	$0.70
Diluted earnings per share	$0.80	$0.70
Cash dividends declared	$0.24	$0.21

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Comprehensive Income

	For the Three Months Ended
	March 31,
(Dollars in thousands) (unaudited)	2018	2017
Net Income	$3,502	$3,020

Debt Securities:
Unrealized (losses) gains arising during the period	(1,043)	454
Reclassification adjustment included in net income (1)	—	(2)
Net unrealized gains	(1,043)	452
Tax effect	262	(153)
Net of tax amount	(781)	299

Total other comprehensive (loss) income	(781)	299

Total Comprehensive Income	$2,721	$3,319

Reclassification adjustment / Statement line item	Tax expense (benefit)
(1) Debt securities gains, net	$—	$1

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Changes in Shareholders' Equity

For the three months ended March 31, 2018 and 2017

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
(Dollars in thousands, except per share data) (unaudited)	Stock	Capital	Earnings	Loss	Stock	Total
Balance at December 31, 2016	$4,688	$39,752	$83,081	$(4,215)	$(6,813)	$116,493
Net income	—	—	3,020	—	—	3,020
Other comprehensive income	—	—	—	299	—	299
Cash dividends declared, $.21 per share	—	—	(907)	—	—	(907)
Treasury shares issued under employee stock purchase plan, 1,126 shares	—	4	—	—	21	25
Treasury shares issued under dividend reinvestment plan, 7,463 shares	—	84	—	—	137	221
Stock option compensation expense	—	27	—	—	—	27
Balance at March 31, 2017	$4,688	$39,867	$85,194	$(3,916)	$(6,655)	$119,178

Balance at December 31, 2017	$4,689	$40,396	$82,218	$(6,028)	$(6,131)	$115,144
Cumulative adjustment for fair value of equity securities	—	—	201	(201)	—	—
Net income	—	—	3,502	—	—	3,502
Other comprehensive income	—	—	—	(781)	—	(781)
Cash dividends declared, $.24 per share	—	—	(1,045)	—	—	(1,045)
Acquisition of 2,605 shares of treasury stock	—	—	—	—	(88)	(88)
Treasury shares issued under employee stock purchase plan, 200 shares	—	2	—	—	4	6
Treasury shares issued under dividend reinvestment plan, 5,911 shares	—	97	—	—	109	206
Common stock issued under incentive stock option plan, 6,518 shares	7	142	—	—	—	149
Stock option compensation expense	—	31	—	—	—	31
Balance at March 31, 2018	$4,696	$40,668	$84,876	$(7,010)	$(6,106)	$117,124

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2018	2017
(Dollars in thousands) (unaudited)
Cash flows from operating activities
Net income	$3,502	$3,020
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	333	332
Net amortization of loans and investment securities	438	369
Amortization and net change in mortgage servicing rights valuation	—	14
Provision for loan losses	200	120
Equity investments recorded at fair value through income	(45)	—
Debt securities gains, net	—	(2)
Loans originated for sale	(2,527)	(1,220)
Proceeds from sale of loans	2,969	1,312
Write-down of other real estate owned	6	45
Write-down on premises and equipment available for sale	—	49
Loss on sale of premises	17	—
Increase in cash surrender value of life insurance	(128)	(131)
Stock option compensation	31	27
Contribution to pension plan	(1,000)	—
Decrease in other assets	(448)	(1,409)
Increase in other liabilities	148	619
Net cash provided by operating activities	3,496	3,145
Cash flows from investing activities
Proceeds from sales and calls of investment securities available for sale	—	475
Proceeds from maturities and pay-downs of securities available for sale	5,726	6,246
Purchase of investment securities available for sale	(13,380)	—
Net decrease in restricted stock	—	1,331
Net decrease (increase) in loans	1,031	(9,517)
Capital expenditures	(107)	34
Proceeds from sale of other assets	117	—
Proceeds from sale of other real estate	—	1,751
Net cash (used in) provided by investing activities	(6,613)	320
Cash flows from financing activities
Net (decrease) increase in demand deposits, interest-bearing checking, and savings accounts	(3,636)	25,360
Net decrease in time deposits	(9,084)	(886)
Net decrease in short-term borrowings	—	(24,270)
Dividends paid	(1,045)	(907)
Treasury shares issued under employee stock purchase plan	6	25
Treasury shares issued under dividend reinvestment plan	206	221
Common stock issued under stock option plans	149	—
Net cash used in financing activities	(13,404)	(457)
(Decrease) increase in cash and cash equivalents	(16,521)	3,008
Cash and cash equivalents as of January 1	58,603	39,166
Cash and cash equivalents as of March 31	$42,082	$42,174
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest on deposits and other borrowed funds	$792	$566
Income taxes	$—	$1,002

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, and cash flows as of March 31, 2018, and for all other periods presented have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted.  It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s 2017 Annual Report on Form 10-K.  The consolidated results of operations for the three month period ended March 31, 2018 are not necessarily indicative of the operating results for the full year.  Management has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.

The consolidated balance sheet at December 31, 2017 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete consolidated financial statements.

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

Earnings per share are computed based on the weighted average number of shares outstanding during each period end.  A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

	For the Three Months Ended
	March 31,
(Dollars and shares in thousands, except per share data)	2018	2017
Weighted average shares outstanding (basic)	4,359	4,321
Impact of common stock equivalents	28	20
Weighted average shares outstanding (diluted)	4,387	4,341
Anti-dilutive options excluded from calculation	—	14
Net income	$3,502	$3,020
Basic earnings per share	$0.80	$0.70
Diluted earnings per share	$0.80	$0.70

Note 2. Recent Accounting Pronouncements

Standard	Description	Effective Date	Effect on the financial statements or other significant matters

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

		January 1, 2018	The Corporation adopted the provisions of the ASU on January 1, 2018 and it had no material effect on the consolidated financial statements.

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

January 1, 2018

The Corporation adopted the provisions of the ASU on January 1, 2018 and it had no material effect on the consolidated financial statements.  The service cost is reported in Salaries and Benefits expense and the nonservice cost is included in Other Expense on the Consolidated Statement of Income, which totaled $35 thousand reclassified for the first quarter of 2017.

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

January 1, 2018

The Corporation adopted this ASU on January 1, 2018, on a modified retrospective approach, and it did not have a material effect on the Corporation's consolidated financial statements.  See Note 11. Revenue Recognition for more information.

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

January 1, 2018

The Corporation adopted the provisions of the ASU on January 1, 2018 and it had no material effect on the consolidated financial statements. The Corporation reclassified the fair value of equity securities by increasing retained earnings by $201 thousand and decreasing AOCI by $201 thousand.  In addition, according to the standard, the Corporation measured the fair value of the loan portfolio as of March 31, 2018 using an exit price notion.  See Note 9. Fair Value  Measurements and Fair Values of Financial Instruments for more information.

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

January 1, 2019

The Corporation currently has real estate and equipment leases that it classifies as operating leases that are not recognized on the balance sheet.  Under the new standard, these leases will move onto the balance sheet in the form of a lease liability (the present value of a lessee's obligation to make lease payments) and a right-of-use asset (an asset that represents the lessee's right to use a specified asset for the lease term).  The offsetting transactions will gross-up the Consolidated Balance Sheet, but the Corporation has not yet determined this amount. The Corporation has acquired a lease accounting model to implement the standard.  The model has been installed and will be used in a test mode during 2018, but the Corporation does not plan to early adopt the standard. The Corporation currently expects that the new standard will not have a material effect on its consolidated results of operations.

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

Note 3. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive losses included in shareholders' equity are as follows:

	March 31,	December 31,
	2018	2017
(Dollars in thousands)
Net unrealized (losses) gains on debt securities	$(1,090)	$154
Tax effect	229	(33)
Net of tax amount	(861)	121

Accumulated pension adjustment	(7,784)	(7,784)
Tax effect	1,635	1,635
Net of tax amount	(6,149)	(6,149)

Total accumulated other comprehensive loss	$(7,010)	$(6,028)

Note 4. Investments

Available for Sale (AFS) Securities

The amortized cost and estimated fair value of AFS securities available for sale as of March 31, 2018 and December 31, 2017 are as follows:

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
March 31, 2018	cost	gains	losses	value
U.S. Government and Agency securities	$10,534	$22	$(74)	$10,482
Municipal securities	63,520	409	(619)	63,310
Trust preferred securities	6,007	1	(159)	5,849
Agency mortgage-backed securities	53,494	105	(852)	52,747
Private-label mortgage-backed securities	830	79	—	909
Asset-backed securities	27	—	(2)	25
	$134,412	$616	$(1,706)	$133,322

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
December 31, 2017	cost	gains	losses	value
Equity securities	$164	$201	$—	$365
U.S. Government and Agency securities	11,451	64	(43)	11,472
Municipal securities	57,374	650	(252)	57,772
Trust preferred securities	6,000	—	(183)	5,817
Agency mortgage-backed securities	51,307	197	(567)	50,937
Private-label mortgage-backed securities	858	88	—	946
Asset-backed securities	28	—	(1)	27
	$127,182	$1,200	$(1,046)	$127,336

At March 31, 2018 and December 31, 2017, the fair value of AFS securities pledged to secure public funds and trust deposits totaled $78.9 million and  $84.1 million, respectively.

The amortized cost and estimated fair value of debt securities at March 31, 2018, by contractual maturity are shown below. Actual maturities may differ from contractual maturities because of prepayment or call options embedded in the securities.

(Dollars in thousands)	Amortized cost	Fair value
Due in one year or less	$5,174	$5,199
Due after one year through five years	45,530	45,705
Due after five years through ten years	25,583	25,062
Due after ten years	3,801	3,700
	80,088	79,666
Mortgage-backed securities	54,324	53,656
	$134,412	$133,322

The composition of the net realized gains on AFS securities for the three months ended are as follows:

	For the Three Months Ended
	March 31,
(Dollars in thousands)	2018	2017
Gross gains realized	$—	$2
Gross losses realized	—	—
Net gains realized	$—	$2

Impairment:

The AFS investment portfolio contained 166 securities with $92.1 million of temporarily impaired fair value and $1.7 million in unrealized losses at March 31, 2018. The total unrealized loss position has increased from a $1.0 million unrealized loss at year-end 2017.

For securities with an unrealized loss, Management applies a systematic methodology in order to perform an assessment of the potential for other-than-temporary impairment.  In the case of debt securities, investments considered for other-than-temporary impairment: (1) had a specified maturity or repricing date; (2) were generally expected to be redeemed at par, and (3) were expected to achieve a recovery in market value within a reasonable period of time. In addition, the Bank considers whether it intends to sell these securities or whether it will be forced to sell these securities before the earlier of amortized cost recovery or maturity. Equity securities are assessed for other-than-temporary impairment based on the length of time of impairment, dollar amount of the impairment and general market and financial conditions relating to specific issues.  The impairment identified on debt and equity securities and subject to assessment at March 31, 2018, was deemed to be temporary and required no further adjustments to the financial statements, unless otherwise noted.

The following table reflects temporary impairment in the AFS portfolio, aggregated by investment category, length of time that individual securities have been in a continuous unrealized loss position and the number of securities in each category as of March 31, 2018 and December 31, 2017:

	March 31, 2018
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Government and Agency securities	$5,588	$(37)	7	$3,331	$(37)	10	$8,919	$(74)	17
Municipal securities	26,203	(339)	41	7,365	(280)	14	33,568	(619)	55
Trust preferred securities	1,867	(50)	2	3,700	(109)	4	5,567	(159)	6
Agency mortgage-backed securities	25,164	(337)	46	18,900	(515)	40	44,064	(852)	86
Asset-backed securities	18	(1)	1	5	(1)	1	23	(2)	2
Total temporarily impaired securities	$58,840	$(764)	97	$33,301	$(942)	69	$92,141	$(1,706)	166

	December 31, 2017
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Government and Agency securities	$2,315	$(11)	5	$3,528	$(32)	10	$5,843	$(43)	15
Municipal securities	13,767	(89)	22	7,507	(163)	14	21,274	(252)	36
Trust preferred securities	1,216	(12)	2	4,601	(171)	5	5,817	(183)	7
Agency mortgage-backed securities	16,287	(129)	29	20,563	(438)	39	36,850	(567)	68
Asset-backed securities	—	—	—	4	(1)	1	4	(1)	1
Total temporarily impaired securities	$33,585	$(241)	58	$36,203	$(805)	69	$69,788	$(1,046)	127

The following table represents the cumulative credit losses on AFS securities recognized in earnings for:

	Three Months Ended
(Dollars in thousands)	March 31,
	2018	2017
Balance of cumulative credit-related OTTI at January 1	$595	$595
Additions for credit-related OTTI not previously recognized	—	—
Additional increases for credit-related OTTI previously recognized when there is
no intent to sell and no requirement to sell before recovery of amortized cost basis	—	—
Decreases for previously recognized credit-related OTTI because there was an intent to sell	—	—
Reduction for increases in cash flows expected to be collected	—	—
Balance of credit-related OTTI at March 31	$595	$595

Equity Securities at fair value

The Corporation owns one equity investment.  At March 31, 2018, this investment was reported at fair value ($410 thousand) with changes in value report through income.  At December 31, 2017, this investment was reported at fair value with changes in value recorded through other comprehensive income and was included in the Available for Sale Securities table of this note.

Restricted Stock at Cost

The Bank held $456 thousand of restricted stock at March 31, 2018.  Except for $30 thousand, this investment represents stock in FHLB Pittsburgh. The Bank is required to hold this stock to be a member of FHLB and it is carried at cost of $100 per share. The level of FHLB stock held is determined by FHLB and is comprised of a minimum membership amount plus a variable activity amount. FHLB stock is evaluated for impairment primarily based on an assessment of the ultimate recoverability of its cost. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support its operations.  There is not a public market for FHLB stock and the benefits of FHLB membership (e.g., liquidity and low cost funding) add value to the stock beyond purely financial measures. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment.

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

A summary of loans outstanding, by class, at the end of the reporting periods is as follows:

	March 31,	December 31,
(Dollars in thousands)	2018	2017
Residential Real Estate 1-4 Family
Consumer first liens	$93,897	$97,159
Commercial first lien	61,790	61,275
Total first liens	155,687	158,434

Consumer junior liens and lines of credit	43,842	45,043
Commercial junior liens and lines of credit	5,014	5,328
Total junior liens and lines of credit	48,856	50,371
Total residential real estate 1-4 family	204,543	208,805

Residential real estate - construction
Consumer	2,756	1,813
Commercial	8,735	8,088
Total residential real estate construction	11,491	9,901

Commercial real estate	433,821	428,428
Commercial	287,680	291,519
Total commercial	721,501	719,947

Consumer	5,118	5,047
	942,653	943,700
Less: Allowance for loan losses	(11,989)	(11,792)
Net Loans	$930,664	$931,908

Included in the loan balances are the following:
Net unamortized deferred loan costs	$40	$98

Loans pledged as collateral for borrowings and commitments from:
FHLB	$735,979	$737,313
Federal Reserve Bank	35,137	35,740
	$771,116	$773,053

Note 6. Loan Quality and Allowance for Loan Losses

The following table presents, by class, the activity in the Allowance for Loan Losses (ALL) for the periods ended:

	Residential Real Estate 1-4 Family
	First	Junior Liens &		Commercial
(Dollars in thousands)	Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total

ALL at December 31, 2017	$1,060	$330	$224	$6,526	$2,110	$105	$1,437	$11,792
Charge-offs	—	—	—	—	—	(26)	—	(26)
Recoveries	1	—	—	—	8	14	—	23
Provision	(18)	(10)	36	172	(45)	11	54	200
ALL at March 31, 2018	$1,043	$320	$260	$6,698	$2,073	$104	$1,491	$11,989

ALL at December 31, 2016	$1,105	$323	$224	$6,109	$1,893	$100	$1,321	$11,075
Charge-offs	(8)	—	—	—	—	(28)	—	(36)
Recoveries	1	—	—	—	102	16	—	119
Provision	2	(2)	50	17	(11)	11	53	120
ALL at March 31, 2017	$1,100	$321	$274	$6,126	$1,984	$99	$1,374	$11,278

The following table presents, by class, loans that were evaluated for the ALL under the specific reserve (individually) and those that were evaluated under the general reserve (collectively) and the amount of the ALL established in each class as of March 31, 2018 and December 31, 2017:

	Residential Real Estate 1-4 Family
	First	Junior Liens &		Commercial
(Dollars in thousands)	Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total

March 31, 2018
Loans evaluated for ALL:
Individually	$454	$—	$466	$10,878	$—	$—	$—	$11,798
Collectively	155,233	48,856	11,025	422,943	287,680	5,118	—	930,855
Total	$155,687	$48,856	$11,491	$433,821	$287,680	$5,118	$—	$942,653

ALL established for loans evaluated:
Individually	$—	$—	$—	$—	$—	$—	$—	$—
Collectively	1,043	320	260	6,698	2,073	104	1,491	11,989
ALL at March 31, 2018	$1,043	$320	$260	$6,698	$2,073	$104	$1,491	$11,989

December 31, 2017
Loans evaluated for ALL:
Individually	$459	$—	$466	$10,981	$—	$—	$—	$11,906
Collectively	157,975	50,371	9,435	417,447	291,519	5,047	—	931,794
Total	$158,434	$50,371	$9,901	$428,428	$291,519	$5,047	$—	$943,700

ALL established for loans evaluated:
Individually	$—	$—	$—	$—	$—	$—	$—	$—
Collectively	1,060	330	224	6,526	2,110	105	1,437	11,792
ALL at December 31, 2017	$1,060	$330	$224	$6,526	$2,110	$105	$1,437	$11,792

The following table shows additional information about those loans considered to be impaired at March 31, 2018 and December 31, 2017:

	Impaired Loans
	With No Allowance		With Allowance
(Dollars in thousands)		Unpaid		Unpaid
	Recorded	Principal	Recorded	Principal	Related
March 31, 2018	Investment	Balance	Investment	Balance	Allowance
Residential Real Estate 1-4 Family
First liens	$803	$882	$—	$—	$—
Junior liens and lines of credit	—	—	—	—	—
Total	803	882	—	—	—
Residential real estate - construction	466	531	—	—	—
Commercial real estate	10,949	11,435	—	—	—
Commercial	183	198	—	—	—
Total	$12,401	$13,046	$—	$—	$—

December 31, 2017
Residential Real Estate 1-4 Family
First liens	$869	$950	$—	$—	$—
Junior liens and lines of credit	—	—	—	—	—
Total	869	950	—	—	—
Residential real estate - construction	466	531	—	—	—
Commercial real estate	11,061	11,541	—	—	—
Commercial	187	201	—	—	—
Total	$12,583	$13,223	$—	$—	$—

The following table shows the average of impaired loans and related interest income for the three months ended March 31, 2018 and 2017:

	Three Months Ended		Three Months Ended
	March 31, 2018		March 31, 2017
	Average	Interest	Average	Interest
(Dollars in thousands)	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Residential Real Estate 1-4 Family
First liens	$805	$11	$919	$10
Junior liens and lines of credit	—	—	85	—
Total	805	11	1,004	10
Residential real estate - construction	466	—	479	—
Commercial real estate	10,994	105	13,519	116
Commercial	185	—	23	—
Total	$12,450	$116	$15,025	$126

The following table presents the aging of payments of the loan portfolio:

(Dollars in thousands)		Loans Past Due and Still Accruing					Total
	Current	30-59 Days	60-89 Days	90 Days+	Total	Non-Accrual	Loans
March 31, 2018
Residential Real Estate 1-4 Family
First liens	$155,126	$398	$56	$—	$454	$107	$155,687
Junior liens and lines of credit	48,743	85	28	—	113	—	48,856
Total	203,869	483	84	—	567	107	204,543
Residential real estate - construction	11,025	—	—	—	—	466	11,491
Commercial real estate	431,542	348	—	89	437	1,842	433,821
Commercial	287,289	54	154	—	208	183	287,680
Consumer	5,100	15	3	—	18	—	5,118
Total	$938,825	$900	$241	$89	$1,230	$2,598	$942,653

December 31, 2017
Residential Real Estate 1-4 Family
First liens	$157,247	$485	$534	$—	$1,019	$168	$158,434
Junior liens and lines of credit	50,202	139	30	—	169	—	50,371
Total	207,449	624	564	—	1,188	168	208,805
Residential real estate - construction	9,435	—	—	—	—	466	9,901
Commercial real estate	425,806	421	347	—	768	1,854	428,428
Commercial	291,221	111	—	—	111	187	291,519
Consumer	5,017	23	7	—	30	—	5,047
Total	$938,928	$1,179	$918	$—	$2,097	$2,675	$943,700

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

	Pass	Special Mention	Substandard	Doubtful
(Dollars in thousands)	(1-5)	(6)	(7)	(8)	Total

March 31, 2018
Residential Real Estate 1-4 Family
First liens	$155,040	$—	$647	$—	$155,687
Junior liens and lines of credit	48,856	—	—	—	48,856
Total	203,896	—	647	—	204,543
Residential real estate - construction	10,370	—	1,121	—	11,491
Commercial real estate	423,072	2,393	8,356	—	433,821
Commercial	286,905	—	775	—	287,680
Consumer	5,117	—	1	—	5,118
Total	$929,360	$2,393	$10,900	$—	$942,653

December 31, 2017
Residential Real Estate 1-4 Family
First liens	$157,395	$—	$1,039	$—	$158,434
Junior liens and lines of credit	50,371	—	—	—	50,371
Total	207,766	—	1,039	—	208,805
Residential real estate - construction	8,893	—	1,008	—	9,901
Commercial real estate	419,277	680	8,471	—	428,428
Commercial	289,916	—	1,603	—	291,519
Consumer	5,047	—	—	—	5,047
Total	$930,899	$680	$12,121	$—	$943,700

The following table presents information on the Bank’s Troubled Debt Restructuring (TDR) loans:

					Troubled Debt Restructurings
					Within the Last 12 Months
					That Have Defaulted
(Dollars in thousands)	Troubled Debt Restructurings				On Modified Terms
	Number of	Recorded			Number of	Recorded
	Contracts	Investment	Performing*	Nonperforming*	Contracts	Investment
March 31, 2018
Residential real estate - construction	1	$466	$—	$466	—	$—
Residential real estate	5	732	696	36	—	—
Commercial real estate	11	10,878	9,107	1,771	—	—
Total	17	$12,076	$9,803	$2,273	—	$—

December 31, 2017
Residential real estate - construction	1	$466	$466	$—	—	$—
Residential real estate	5	737	701	36	—	—
Commercial real estate	11	10,983	10,388	595	—	—
Total	17	$12,186	$11,555	$631	—	$—

*The performing status is determined by the loan’s compliance with the modified terms.

There were no new TDR loans during 2018 and 2017.

Note 7. Other Real Estate Owned

Changes in other real estate owned during the three months ended March 31, 2018 and 2017 were as follows:

	March 31,
(Dollars in thousands)	2018	2017
Balance at beginning of the period	$2,598	$4,915
Additions	—	—
Proceeds from dispositions	—	(1,751)
Loss on sales, net	—	—
Valuation adjustment	(6)	(49)
Balance at the end of the period	$2,592	$3,115

Note 8. Pension

The components of pension expense for the periods presented are as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2018	2017
Components of net periodic cost:
Service cost	$90	$78
Interest cost	138	166
Expected return on plan assets	(279)	(268)
Recognized net actuarial loss	176	137
Net period cost	$125	$113

The Bank expects its pension expense to increase to approximately $500 thousand in 2018 compared to $459 thousand in 2017, due primarily to increases in interest costs and recognized net actuarial losses.  A pension contribution of $1.0 million was made in first quarter of 2018. The service cost component of pension expense is in the salaries and benefits line on the income statement.  All other cost components are in the other expense line on the income statement.

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

On January 1, 2018, the Corporation adopted ASU 2016-01, which requires the use of the exit price notion to measure the fair value of financial instruments.

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

The fair value of the Corporation's financial instruments are as follows:

	March 31, 2018
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets, carried at cost:
Cash and cash equivalents	$42,082	$42,082	$42,082	$—	$—
Restricted stock	456	456	—	456	—
Net loans	930,664	908,491	—	—	908,491
Accrued interest receivable	3,410	3,410	—	3,410	—

Financial assets, available for sale
Debt securities	133,322	133,322	—	133,322	—

Financial assets, fair value
Equity securities	410	410	410	—	—

Financial liabilities:
Deposits	$1,034,461	$1,033,575	$—	$1,033,575	$—
Accrued interest payable	152	152	—	152	—

	December 31, 2017
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$58,603	$58,603	$58,603	$—	$—
Investment securities available for sale	127,336	127,336	365	126,971	—
Restricted stock	456	456	—	45	—
Loans held for sale	442	442	—	442	—
Net loans	931,908	929,891	—	—	929,891
Accrued interest receivable	3,847	3,847	—	3,847	—

Financial liabilities:
Deposits	$1,047,181	$1,046,476	$—	$1,046,476	$—
Accrued interest payable	149	149	—	149	—

Recurring Fair Value Measurements

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2018 and December 31, 2017 are as follows:

(Dollars in Thousands	Fair Value at March 31, 2018
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities, at fair value	$410	$—	$—	$410

Available for sale:
U.S. Government and Agency securities	—	10,482	—	10,482
Municipal securities	—	63,310	—	63,310
Trust Preferred Securities	—	5,849	—	5,849
Agency mortgage-backed securities	—	52,747	—	52,747
Private-label mortgage-backed securities	—	909	—	909
Asset-backed securities	—	25	—	25
Total assets	$410	$133,322	$—	$133,732

(Dollars in Thousands)	Fair Value at December 31, 2017
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities	$365	$—	$—	$365
U.S. Government and Agency securities	—	11,472	—	11,472
Municipal securities	—	57,772	—	57,772
Trust Preferred Securities	—	5,817	—	5,817
Agency mortgage-backed securities	—	50,937	—	50,937
Private-label mortgage-backed securities	—	946	—	946
Asset-backed securities	—	27	—	27
Total assets	$365	$126,971	$—	$127,336

Investment securities:  Level 1 securities represent equity securities that are valued using quoted market prices form nationally recognized markets.  Level 2 securities represent debt securities that are valued using a mathematical model based upon the specific characteristics of a security in relationship to quoted prices for similar securities.

Nonrecurring Fair Value Measurements

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2018 and December 31, 2017 are as follows:

(Dollars in Thousands)
	Fair Value at March 31, 2018
Asset Description	Level 1	Level 2	Level 3	Total
Other real estate owned (1)	$—	$—	$32	$32
Total assets	$—	$—	$32	$32

(Dollars in Thousands)	Fair Value at December 31, 2017
Asset Description	Level 1	Level 2	Level 3	Total
Other real estate owned (1)	$—	$—	$90	$90
Total assets	$—	$—	$90	$90
(1)	Includes assets directly charged-down to fair value during the year-to-date period.

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

The Corporation did not record any liabilities at fair value for which measurement of the fair value was made on a nonrecurring basis at March 31, 2018. For financial assets and liabilities measured at fair value on a recurring basis, there were no transfers of financial assets or liabilities between Level 1 and Level 2 during the period ending March 31, 2018.

The following table presents additional quantitative information about Level 3 assets measured at fair value on a nonrecurring basis:

(Dollars in Thousands)	Quantitative Information about Level 3 Fair Value Measurements
March 31, 2018	Fair Value	Valuation Technique	Unobservable Input	(Weighted Average)
Other real estate owned	$32	Sales Contract	N/A	—

				Range
December 31, 2017	Fair Value	Valuation Technique	Unobservable Input	(Weighted Average)
Other real estate owned	$90	Appraisal	N/A	—
			Cost to sell	8% (8%)

Note 10. Capital Ratios

Capital adequacy is currently defined by regulatory agencies through the use of several minimum required ratios.  In July 2013, Federal banking regulators approved the final rules from the Basel Committee on Banking Supervision for the regulation of capital requirements for bank holding companies and U.S banks, generally referred to as “Basel III.” The Basel III standards were effective for the Corporation and the Bank, effective January 1, 2015 (subject to a phase-in period for certain provisions).  Basel III imposes significantly higher capital requirements and more restrictive leverage and liquidity ratios than those previously in place.  The capital ratios to be considered “well capitalized” under Basel III are: (1) Common Equity Tier 1 (CET1) of 6.5%, (2) Tier 1 Leverage of 5%, (3) Tier 1 Risk-Based Capital of 8%, and (4) Total Risk-Based Capital of 10%.  The CET1 ratio is a new capital ratio under Basel III and the Tier 1 risk-based capital ratio of 8% has been increased from 6%. The rules also include changes in the risk weights of certain assets to better reflect credit and other risk exposures. In addition, a capital conservation buffer will be phased-in beginning January 1, 2016 at 0.625%,  1.25% for 2017, 1.875% for 2018 and 2.50% for 2019 and thereafter.  The capital conservation buffer will be applicable to all of the capital ratios except for the Tier1 Leverage ratio. The capital conservation buffer is equal to the lowest value of the three applicable capital ratios less the regulatory minimum for each respective capital measurement.  The Bank’s capital conservation buffer at March 31, 2018 was 7.55% (total risk-based capital 15.55% less 8.00%) compared to the 2018 regulatory buffer of 1.875%.  Compliance with the capital conservation buffer is required in order to avoid limitations to certain capital distributions.  As of March 31, 2018, the Bank was “well capitalized’ under the Basel III requirements and believes it would be “well capitalized” on a fully-phased in basis had such a requirement been in effect.

The following table summarizes regulatory capital information as of March 31, 2018 and December 31, 2017 for the Corporation and the Bank.

			Regulatory Ratios
			Adequately	Well
	March 31,	December 31,	Capitalized	Capitalized
(Dollars in thousands)	2018	2017	Minimum	Minimum

Common Equity Tier 1 Risk-based Capital Ratio (1)
Franklin Financial Services Corporation	14.30%	14.06%	4.500%	N/A
Farmers & Merchants Trust Company	14.16%	13.93%	4.500%	6.50%

Tier 1 Risk-based Capital Ratio (2)
Franklin Financial Services Corporation	14.30%	14.06%	6.000%	N/A
Farmers & Merchants Trust Company	14.16%	13.93%	6.000%	8.00%

Total Risk-based Capital Ratio (3)
Franklin Financial Services Corporation	15.55%	15.31%	8.000%	N/A
Farmers & Merchants Trust Company	15.41%	15.19%	8.000%	10.00%

Tier 1 Leverage Ratio (4)
Franklin Financial Services Corporation	9.95%	9.73%	4.000%	N/A
Farmers & Merchants Trust Company	9.86%	9.64%	4.000%	5.00%

(1) Common equity Tier 1 capital/ total risk-weighted assets (2) Tier 1 capital / total risk-weighted assets
(3) Total risk-based capital / total risk-weighted assets, (4) Tier 1 capital / average quarterly assets

Note 11. Revenue Recognition

The Corporation adopted ASC 606 on January 1, 2018 using the modified retrospective approach applied to all contracts initiated on or after the effective date, and for contracts which have remaining obligations as of the effective date. Results for the reporting period beginning January 1, 2018 are presented under ASC 606 while the prior period results continue to be reported under legacy GAAP. Adoption of the standard did not have a material effect on any of the reported periods. The Corporation did not record a cumulative effect adjustment to the beginning retained earnings balance as of January 1, 2018 from the adoption of ASC 606 as it was determined the transition adjustment was immaterial to Corporation’s consolidated financial statements.

All of the Corporation’s revenue from contracts with customers within the scope of ASC 606 is recognized in non-interest income as presented in our consolidated statements of income. Revenue generating activities that fall within the scope of ASC 606 are described as follows:

Investment and Trust Service Fees - these represent fees from wealth management (assets under management), fees from the management and settlement of estates and commissions from the sale of investment and insurance a products.

•

Asset management fees are generally assessed based on a tiered fee schedule, based on the value of assets under management, and are recognized monthly when the service obligation is completed. Fees recognized in the first quarter of 2018 totaled $1.3 million.

•

Fees for estate management services are based on the estimated fair value of the estate. These fees are generally recognized monthly over an 18 month period that Management has determined to represent the average time to fulfill the performance obligation of the contract. Management has the discretion to adjust this time period as needed based upon the nature and complexity of an individual estate. Fees recognized in the first quarter of 2018 totaled $61 thousand.

•	Commissions from the sale of investment and insurance products are recognized upon the completion of the transaction. Fees recognized in the first quarter of 2018 totaled $68 thousand.

Loan Service Charges – these represent fees on loans for services or charges that occur after the loan has been booked, for example, late payment fees. These also include fees for mortgages settled for a third party mortgage company. All of these fees are transactional in nature and are recognized upon completion of the transaction which represents the performance obligation.

Deposit Service Charges and Fees – these represent fees from deposit customers for transaction based, account maintenance, and overdraft services. Transaction based fees include, but are not limited to stop payment fees and overdraft fees. These fees are recognized at the time of the transaction when the performance obligation has been fulfilled. Account maintenance fees and account analysis fee are earned over the course of a month, representing the period of the performance obligation, and are recognized monthly.

Debit Card Income – this represents interchange fees from cardholder transactions conducted through the card payment network. Cardholders use the debit card to conduct point-of-sale transactions that produce interchange fees. The fees are transaction based and the fee is recognized with the processing of the transaction.  These fees are reported net of cardholder rewards.

Other Service Charges and Fees – these are comprised primarily of merchant card fees, credit card fees, ATM surcharges and interchange fees and wire transfer fees. Merchant card fees represent fees the Bank earns from a third party for enrolling a customer in the processor’s program. Credit card fees represent a fee earned by the Bank for a successful referral to a card-issuing company. ATM surcharges and interchange fees are the result of Bank customers conducting ATM transactions that generate fee income and are processed through multiple card networks. All of these fees are transaction based and are recognized at the time of the transaction.

Gains/Losses on the Sale of Other Real Estate – these are recognized when control of the property transfers to the buyer.

Increases in the cash surrender value of life insurance and security transactions are not within the scope of ASC 606.

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset).  A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values.  Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized.  The Company does not typically enter into longer-term revenue contracts with customers, and therefore, does not experience significant contract balances.

Contract Acquisition Costs

The Corporation expenses all contract acquisition costs as costs are incurred.

1Note 12. Contingencies

The nature of the Corporation’s business generates a certain amount of litigation.

We establish accruals for legal proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probably and the amount of the loss can be reasonably estimated.  When we are able to do so, we also determine estimates of possible losses, whether in excess of any accrued liability or where there is no accrued liability.

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

In management’s opinion, we do not anticipate, at the present time, that the ultimate aggregate liability, if any, arising out of all litigation to which the Corporation is a party will have a material adverse effect on our financial position.  We cannot now determine, however, whether or not any claim asserted against us, other than the Kalan case described below, will have a material adverse effect on our results of operations in any future reporting period, which will depend on, amount other things, the amount of loss resulting from the claim and the amount of income otherwise reported for the reporting period.  Thus, at March 31, 2018, we are unable to provide an evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss with respect to such other matters and, accordingly, have not yet established any specific accrual for such other matters.

No material proceedings are pending or are known to be threatened or contemplated against us by governmental authorities.

On April 11, 2018, the Bank entered into settlement agreements with the named plaintiffs, certain members of the settlement class and certain of the other remaining defendants in the Kalan et al. v. Farmers and Merchants Trust Company of Chambersburg et al. (Case No. 2:15-CV-01435-WB) case filed in the United States District Court for the Eastern District of Pennsylvania, to make definitive the terms and conditions of settlement set forth in the Class Action Settlement Term Sheet entered into on December 29, 2017, following a mediation of the case.  The settlement agreements provide for the Bank to make a settlement payment of $10 million in full and final settlement of all claims that the named plaintiffs and members of the settlement class have brought or could have brought against F&M Trust.  The settlement agreements further provide for general releases by the parties.  On April 11, 2018, the named plaintiffs filed with the court a motion for preliminary approval of the settlement.  On April 12, 2018, the court entered an order setting a hearing on the motion for preliminary approval for May 4, 2018.  The Corporation has accrued the $10 million settlement payment in the Kalan case as an expense for the year ended December 31, 2017.

Management’s Discussion and Analysis of Results of Operations and Financial Condition

For the Three Months Ended March  31, 2018 and 2017

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

Critical Accounting Policies

Management has identified critical accounting policies for the Corporation.  These policies are particularly sensitive, requiring significant judgements, estimates and assumptions to be made by Management. There were no changes to the critical accounting policies disclosed in the 2017 Annual Report on Form 10-K in regards to application or related judgments and estimates used.  Please refer to Item 7 of the Corporation’s 2017 Annual Report on Form 10-K for a more detailed disclosure of the critical accounting policies.

Results of Operations

Year-to-Date Summary

At March 31, 2018, total assets were $1.169 billion.  The investment portfolio increased during the first quarter and the loan portfolio remained relatively unchanged, as loan payoffs and amortization outpaced originations.  New loan originations totaled approximately $32 million, but were offset by payoffs of approximately $18 million.   All deposit categories, except savings, decreased slightly during the first quarter primarily in retail non-maturity deposits and short-term municipal time deposits. Net interest income increased due to the growth in interest income from the loan portfolio. The provision for loan losses increased due to a change in the loan portfolio mix.  The increase in noninterest income was primarily from asset management fees in the Bank’s Investment and Trust Services department and loan service charges.  Noninterest expense increased primarily from increases in salaries and benefits, and advertising expense.

Key performance ratios as of, or for the three months ended March 31, 2018 and 2017 and the year ended December 31, 2017 are listed below:

	March 31,	December 31,	March 31,
	2018	2017	2017
(Dollars in thousands, except per share)

Balance Sheet Highlights
Total assets	$1,168,542	$1,179,813	$1,131,134
Investment securities	133,322	127,336	137,182
Loans, net	930,664	931,908	892,251
Deposits	1,034,461	1,047,181	1,006,594
Shareholders' equity	117,124	115,144	119,178

Summary of Operations
Interest income	$10,488	$39,885	$9,546
Interest expense	795	2,491	581
Net interest income	9,693	37,394	8,965
Provision for loan losses	200	670	120
Net interest income after provision for loan losses	9,493	36,724	8,845
Noninterest income	3,148	12,189	2,925
Noninterest expense	8,648	43,172	7,957
Income before income taxes	3,993	5,741	3,813
Federal income tax expense	491	3,565	793
Net income	$3,502	$2,176	$3,020

Performance Measurements
Return on average assets*	1.21%	0.19%	1.08%
Return on average equity*	12.17%	1.80%	10.33%
Return on average tangible equity (1)*	13.20%	1.94%	11.19%
Efficiency ratio (1)	65.68%	82.59%	63.62%
Net interest margin*	3.72%	3.72%	3.69%

Shareholders' Value (per common share)
Diluted earnings per share	$0.80	$0.50	$0.70
Basic earnings per share	0.80	0.50	0.70
Regular cash dividends paid	0.24	0.93	$0.21
Book value	26.83	26.44	27.55
Tangible book value (1)	24.77	24.37	25.47
Market value	36.54	37.36	30.45
Market value/book value ratio	136.19%	141.30%	110.53%
Price/earnings multiple*	11.42	74.72	10.88
Current dividend yield*	2.63%	2.49%	2.76%
Dividend payout ratio	29.84%	185.25%	30.03%

Safety and Soundness
Risk-based capital ratio (Total)	15.55%	15.31%	16.25%
Leverage ratio (Tier 1)	9.95%	9.73%	10.31%
Common equity ratio (Tier 1)	14.30%	14.06%	14.99%
Nonperforming loans/gross loans	0.29%	0.28%	0.58%
Nonperforming assets/total assets	0.46%	0.45%	0.74%
Allowance for loan losses as a % of loans	1.27%	1.25%	1.25%
Net (recoveries) loan charge-offs/average loans*	0.00%	-0.01%	-0.04%

Assets under Management
Trust assets under management (fair value)	$684,648	$686,941	$639,110
Held at third-party brokers (fair value)	152,728	158,145	147,676

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

(Dollars in thousands, except per share)	Three Months Ended	Twelve Months Ended	Three Months Ended
	March 31, 2018	December 31, 2017	March 31, 2017
Return on Tangible Equity (non-GAAP)
Net income	$3,502	$2,176	$3,020

Average shareholders' equity	115,129	120,993	116,989
Less average intangible assets	(9,016)	(9,016)	(9,016)
Average shareholders' equity (non-GAAP)	106,113	111,977	107,973

Return on average tangible equity (non-GAAP)	13.20%	1.94%	11.19%

Tangible Book Value (per share) (non-GAAP)
Shareholders' equity	$117,124	$115,144	$119,178
Less intangible assets	(9,016)	(9,016)	(9,016)
Shareholders' equity (non-GAAP)	108,108	106,128	110,162

Shares outstanding (in thousands)	4,365	4,355	4,325

Tangible book value (non-GAAP)	24.77	24.37	25.47

Efficiency Ratio
Noninterest expense	$8,648	$43,172	$7,957

Net interest income	9,693	37,394	8,965
Plus tax equivalent adjustment to net interest income	370	2,690	619
Plus noninterest income, net of securities transactions	3,103	12,186	2,923
Total revenue	13,166	52,270	12,507

Efficiency ratio	65.68%	82.59%	63.62%

Net Interest Income

The largest source of the Corporation’s earnings is net interest income, which is defined as the difference between income on interest-earning assets and the expense of interest-bearing liabilities supporting those assets.  Principal categories of interest-earning assets are loans and securities, while deposits, short-term borrowings and long-term debt are the principal categories of interest-bearing liabilities.  Demand deposits enhance net interest income because they are noninterest-bearing deposits. For the purpose of this discussion, balance sheet items refer to the average balance for the year and net interest income is adjusted to a fully taxable-equivalent basis.  This tax-equivalent adjustment facilitates performance comparisons between taxable and tax-free assets by increasing the tax-free income by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the Corporation’s 21% Federal statutory rate.

Comparison of the three months ended March 31, 2018 to the three months ended March 31, 2017:

Tax equivalent net interest income increased $479 thousand to $10.1 million in the first quarter of 2018 compared to $9.6 million in the same period in 2017.  Balance sheet volume contributed $441 thousand to this increase and changes in interest rates added $38 thousand.  Due to the lower corporate tax rate, the benefit of tax-exempt income was less in 2018 as compared to 2017.

The following table presents average balances, tax-equivalent (T/E) interest income, and yields earned or rates paid on the assets or liabilities.  All nontaxable interest income has been adjusted to a tax-equivalent basis using a tax rate of 21% for 2018 and 34% for 2017.

	For the Three Months Ended March 31,
	2018			2017

	Average	Income or	Average	Average	Income or	Average
(Dollars in thousands)	balance	expense	yield/rate	balance	expense	yield/rate

Interest-earning assets:
Interest-bearing obligations of other
banks and federal funds sold	$29,478	$118	1.62%	$20,735	$62	1.21%
Investment securities:
Taxable	86,783	519	2.43%	94,766	544	2.33%
Tax Exempt	44,253	344	3.11%	46,363	452	3.89%
Investments	131,036	863	2.67%	141,129	996	2.86%
Loans:
Commercial, industrial and agricultural	787,614	8,261	4.20%	737,071	7,489	4.06%
Residential mortgage	71,927	733	4.07%	76,512	753	3.94%
Home equity loans and lines	71,423	809	4.59%	72,305	799	4.48%
Consumer	5,075	74	5.91%	4,716	66	5.68%
Loans	936,039	9,877	4.23%	890,604	9,107	4.10%
Total interest-earning assets	1,096,553	$10,858	4.02%	1,052,468	$10,165	3.92%
Other assets	62,845			62,966
Total assets	$1,159,398			$1,115,434

Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$281,421	$177	0.26%	$255,741	$77	0.12%
Money Management	416,555	442	0.43%	422,255	365	0.35%
Savings	80,253	56	0.28%	76,887	20	0.11%
Time	71,452	120	0.68%	74,089	104	0.57%
Total interest-bearing deposits	849,681	795	0.38%	828,972	566	0.28%

Other borrowings	22	—	2.02%	7,470	15	0.82%
Total interest-bearing liabilities	849,703	795	0.38%	836,442	581	0.28%
Noninterest-bearing deposits	177,101			157,067
Other liabilities	17,465			4,936
Shareholders' equity	115,129			116,989
Total liabilities and shareholders' equity	$1,159,398			$1,115,434
T/E net interest income/Net interest margin		10,063	3.72%		9,584	3.69%
Tax equivalent adjustment		(370)			(619)
Net interest income		$9,693			$8,965

Provision for Loan Losses

Provision for loan loss expense for the first quarter was $200 thousand, compared to $120 thousand in 2017.  The increase in the provision expense was due to a change in the mix of the loan portfolio. For more information refer to the Loan Quality and Allowance for Loan Losses discussion in the Financial Condition section.

Noninterest Income

For the first quarter of 2018, noninterest income increased $223 thousand from the same period in 2017.  Investment and trust service fees increased due to growth in assets under management and investment commissions. Loan service charges increased from higher mortgage production fees and commercial prepayment penalties.    The change in the fair value of equity investments recorded through income was $45 thousand.  In 2017 the change in fair value of equity investments was recorded through other comprehensive income.

The following table presents a comparison of noninterest income for the three months ended March 31, 2018 and 2017.

	For the Three Months Ended
	March 31,		Change
(Dollars in thousands)	2018	2017	Amount	%
Noninterest Income
Investment and trust services fees	$1,397	$1,295	$102	7.9
Loan service charges	231	147	84	57.1
Deposit service charges and fees	574	592	(18)	(3.0)
Other service charges and fees	333	324	9	2.8
Debit card income	385	375	10	2.7
Increase in cash surrender value of life insurance	128	131	(3)	(2.3)
Change in fair value of equity securities	45	—	45	N/A
Debt securities gains, net	—	2	(2)	N/A
Other	55	59	(4)	(6.8)
Total noninterest income	$3,148	$2,925	$223	7.6

Noninterest Expense

Noninterest expense for the first quarter of 2018 increased $691 thousand compared to the same period in 2017.  The increase in salaries and benefits was primarily due to an increase in salary expense ($269 thousand) from merit increases and increased staffing levels, employer taxes ($74 thousand) and incentive plans ($46 thousand) compared to the same period in 2017.  Advertising increased due to digital marketing initiatives and projects.  Data Processing fees increased due to the implementation of new software.

The following table presents a comparison of noninterest expense for the three months ended March 31, 2018 and 2017

	For the Three Months Ended
(Dollars in thousands)	March 31,		Change
Noninterest Expense	2018	2017	Amount	%
Salaries and benefits	$4,986	$4,591	$395	8.6
Occupancy, furniture and equipment, net	815	815	—	—
Advertising	427	247	180	72.9
Legal and professional	329	290	39	13.4
Data processing	596	541	55	10.2
Pennsylvania bank shares tax	239	243	(4)	(1.6)
FDIC insurance	129	106	23	21.7
ATM/debit card processing	238	218	20	9.2
Foreclosed real estate	14	58	(44)	(75.9)
Telecommunications	109	100	9	9.0
Other	766	748	18	2.4
Total noninterest expense	$8,648	$7,957	$691	8.7

Provision for Income Taxes

For the first quarter of 2018, the Corporation recorded a Federal income tax expense of $491 thousand compared to $793 thousand for the same quarter in 2017. The effective tax rate was 12.3% for the first quarter of 2018 compared to 20.8% for the same period in 2017.  The decrease in income tax expense and the effective tax rate was due to the passage of the Tax Cuts and Jobs Act of 2017.  The variances from the federal statutory rate are generally due to tax-exempt income from investments, loans and bank-owned life insurance. The federal statutory tax rate is 21% for 2018 and was 34% in 2017.

Financial Condition

Summary:

At March 31, 2018, assets totaled $1.169 billion, a decrease of $11.3 million from the 2017 year-end balance of $1.180 billion. Debt securities increased $6.4 million, while net loans decreased $1.2 million due to maturities and payoffs in the commercial loan portfolio. Deposits decreased $12.7 million (1.2%) during the first three months of 2018, mainly in short-term municipal time deposits and noninterest-bearing deposits. The increase in retained earnings from the Corporation’s net income of $3.5 million was partially offset by the cash dividend of $1.0 million. The Corporation’s Dividend Reinvestment Plan (DRIP) added an additional $206 thousand in new capital, $171 thousand from the reinvestment of quarterly dividends and $35 thousand of optional cash contributions.

Cash and Cash Equivalents:

Cash and cash equivalents totaled $42.1 million at March  31, 2018, a decrease of $16.5 million from the prior year-end balance of $58.6 million.  Interest-bearing deposits are held primarily at the Federal Reserve ($20.8 million) and in short-term bank owned certificates of deposit ($6.2 million).

Investment Securities:

AFS Securities

The AFS securities portfolio has increased $7.4 million on a cost basis, since year-end 2017. The composition of the portfolio has remained consistent with municipal securities and U.S. Agency mortgage-backed securities comprising the greatest portion of the portfolio at approximately 47% and 40% of the portfolio fair value, respectively.  The average life of the portfolio was 3.90 years.

The AFS securities portfolio had a net unrealized loss of $1.1 million at March 31, 2018 compared to a net unrealized loss of $47 thousand (excluding equity securities) at the prior year-end. The increase in the unrealized loss is due primarily to the change in interest rates.  The portfolio averaged $131 million with a yield of 2.67% for the first three months of 2018. This compares to an average of $141.1 million and a yield of 2.86% for the same period in 2017.

The Bank holds only one equity security, a Pennsylvania community bank. The municipal bond portfolio is well diversified geographically (issuers from within 28 states) and is comprised primarily of general obligation bonds (73%).  Many municipal bonds have credit enhancements in the form of private bond insurance or other credit support. The largest geographic municipal bond exposure is to 16 issuers in the state of Texas with a fair value of $9.1 million and 9 issuers in the state of Pennsylvania with a fair value of $5.5 million. The average rating of the municipal portfolio from Moody’s is AA. It contains $61.3 million of bonds rated A3 or higher.  No municipal bonds are rated below investment grade.

The holdings of trust preferred investments and private-label mortgage-backed securities (PLMBS) are unchanged since year-end and are detailed in separate tables.

The amortized cost and estimated fair value of AFS securities available for sale as of March 31, 2018 and December 31, 2017 is as follows:

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
March 31, 2018	cost	gains	losses	value
U.S. Government and Agency securities	$10,534	$22	$(74)	$10,482
Municipal securities	63,520	409	(619)	63,310
Trust preferred securities	6,007	1	(159)	5,849
Agency mortgage-backed securities	53,494	105	(852)	52,747
Private-label mortgage-backed securities	830	79	—	909
Asset-backed securities	27	—	(2)	25
	$134,412	$616	$(1,706)	$133,322

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
December 31, 2017	cost	gains	losses	value
Equity securities	$164	$201	$—	$365
U.S. Government and Agency securities	11,451	64	(43)	11,472
Municipal securities	57,374	650	(252)	57,772
Trust preferred securities	6,000	—	(183)	5,817
Agency mortgage-backed securities	51,307	197	(567)	50,937
Private-label mortgage-backed securities	858	88	—	946
Asset-backed securities	28	—	(1)	27
	$127,182	$1,200	$(1,046)	$127,336

The AFS securities portfolio contained 166 securities with $92.1 million of temporarily impaired fair value and $1.7 million in unrealized losses at March 31, 2018. The total unrealized loss position has increased from a $1.0 million unrealized loss at year-end 2017.

For securities with an unrealized loss, Management applies a systematic methodology in order to perform an assessment of the potential for other-than-temporary impairment.  In the case of debt securities, investments considered for other-than-temporary impairment: (1) had a specified maturity or repricing date; (2) were generally expected to be redeemed at par, and (3) were expected to achieve a recovery in market value within a reasonable period of time. In addition, the Bank considers whether it intends to sell these securities or whether it will be forced to sell these securities before the earlier of amortized cost recovery or maturity. Equity securities are assessed for other-than-temporary impairment based on the length of time of impairment, dollar amount of the impairment and general market and financial conditions relating to specific issues.  The impairment identified on debt and equity securities and subject to assessment at March 31, 2018, was deemed to be temporary and required no further adjustments to the financial statements, unless otherwise noted.

The following table reflects temporary impairment in the AFS securities portfolio (excluding restricted stock), aggregated by investment category, length of time that individual securities have been in a continuous unrealized loss position and the number of securities in each category as of March 31, 2018 and December 31, 2017:

	March 31, 2018
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Government and Agency securities	$5,588	$(37)	7	$3,331	$(37)	10	$8,919	$(74)	17
Municipal securities	26,203	(339)	41	7,365	(280)	14	33,568	(619)	55
Trust preferred securities	1,867	(50)	2	3,700	(109)	4	5,567	(159)	6
Agency mortgage-backed securities	25,164	(337)	46	18,900	(515)	40	44,064	(852)	86
Asset-backed securities	18	(1)	1	5	(1)	1	23	(2)	2
Total temporarily impaired securities	$58,840	$(764)	97	$33,301	$(942)	69	$92,141	$(1,706)	166

	December 31, 2017
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Government and Agency securities	$2,315	$(11)	5	$3,528	$(32)	10	$5,843	$(43)	15
Municipal securities	13,767	(89)	22	7,507	(163)	14	21,274	(252)	36
Trust preferred securities	1,216	(12)	2	4,601	(171)	5	5,817	(183)	7
Agency mortgage-backed securities	16,287	(129)	29	20,563	(438)	39	36,850	(567)	68
Asset-backed securities	—	—	—	4	(1)	1	4	(1)	1
Total temporarily impaired securities	$33,585	$(241)	58	$36,203	$(805)	69	$69,788	$(1,046)	127

The unrealized loss in the municipal bond portfolio increased to $619 thousand from $252 thousand at December 31, 2017 as interest rates rose during the quarter.  There are fifty-five securities in this portfolio with an unrealized loss and the loss in this portfolio is deemed to be non-credit related and no other-than-temporary impairment charges have been recorded.

The trust preferred portfolio contains six securities with a fair value of $5.6 million and an unrealized loss of $159 thousand.  The trust-preferred securities held by the Bank are single entity issues, not pooled trust preferred securities.  Therefore, the impairment review of these securities is based only on the issuer and the security cannot be impaired by the performance of other issuers as if it was a pooled trust-preferred bond. All of the Bank’s trust preferred securities are single issue, variable rate notes with long maturities (2027 – 2028).  None of these bonds have suspended or missed a dividend payment. At March 31, 2018, the Bank believes it will be able to collect all interest and principal due on these bonds and no other-than-temporary-impairment charges were recorded.

Equity securities at Fair Value

The Corporation owns one equity investment. At March 31, 2018, this investment was reported at fair value ($410 thousand) with changes in value reported through income.  At December 31, 2017, this investment was reported at fair value with changes in value recorded through other comprehensive income.

Restricted Stock at Cost

 The Bank held $456 thousand of restricted stock at March 31, 2018.  Except for $30 thousand, this investment represents stock in FHLB Pittsburgh. The Bank is required to hold this stock to be a member of FHLB and it is carried at cost of $100 per share. The level of FHLB stock held is determined by FHLB and is comprised of a minimum membership amount plus a variable activity amount. FHLB stock is evaluated for impairment primarily based on an assessment of the ultimate recoverability of its cost. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support its operations.  There is not a public market for FHLB stock and the benefits of FHLB membership (e.g., liquidity and low cost funding) add value to the stock beyond purely financial measures. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment.

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

Total residential real estate loans decreased $4.3 million over 2017, primarily due to pay downs.  For the first three months of 2018, the Bank originated $4.4 million in mortgages, including approximately $2.5 million for a fee through a third party brokerage agreement. The Bank does not originate or hold any loans that would be considered sub-prime or Alt-A, and does not generally originate mortgages outside of its primary market area.

Residential real estate construction:  The largest component of this category represents loans to residential real estate developers ($8.7 million), while loans for individuals to construct personal residences totaled $2.8 million at March  31, 2018.  The Bank’s exposure to residential construction loans is concentrated primarily in south central Pennsylvania. Real estate construction loans, including residential real estate and land development loans, occasionally provide an interest reserve in order to assist the developer during the development stage when minimal cash flow is generated. All real estate construction loans are underwritten in the same manner, regardless of the use of an interest reserve.

At March  31, 2018, the Bank had $16.1 million in residential real estate construction loans funded with an interest reserve and capitalized $131 thousand of interest from these reserves on active projects.  These loans were comprised of $908 thousand in residential construction and $15.2 million in commercial construction (reported in the commercial real estate category).  Real estate construction loans are monitored on a regular basis by either an independent third party inspector or the assigned loan officer depending on loan amount or complexity of the project. This monitoring process includes at a minimum, the submission of invoices and AIA documents (depending on the complexity of the project) detailing costs incurred by the borrower, on-site inspections, and a signature by the assigned loan officer for disbursement of funds.

Commercial real estate (CRE): This category includes commercial, industrial, farm and agricultural loans, where real estate serves as the primary collateral for the loans. Total commercial real estate loans increased to $433.8 million from $428.4 million at the end of 2017, an increase of $5.4 million.  The increase was primarily in hotels and motels, offset by a decrease in multi-family units, as a $3.5 million participation loan paid-off. The largest sectors (by collateral) in the commercial real estate category are: hotels and motels ($61.7 million), office buildings ($56.2 million), land development ($48.3 million), manufacturing facilities ($37.9 million) and auto dealerships ($35.0 million).

Commercial (C&I):  This category includes commercial, industrial, farm, agricultural, and municipal loans.  C&I loans decreased $3.8 million to $287.7 million at March  31, 2018, compared to $291.5 million at the end of 2017, primarily due to a loan participation payoff. At March  31, 2018, the Bank had approximately $176 million in tax-free loans. The largest sectors (by industry) in the commercial C&I category are: public administration ($81.5 million), utilities ($35.8 million), educational services ($30.2 million) and retail trade ($23.3 million).  The Bank continues to reduce its portfolio of purchased participation commercial loans. At March 31, 2018, the Bank held $108.9 million in purchased loan participations in its portfolio, a decrease of $6.4 million from December 31, 2017.  The Bank expects that commercial lending will continue to be the primary area of loan growth in the future via in-market lending, but it expects new purchase participations to decline.

Consumer loans: This category increased $71 thousand over year-end and is mainly comprised of unsecured personal lines of credit.

The following table presents a summary of loans outstanding, by class as of:

	March 31,	December 31,	Change
(Dollars in thousands)	2018	2017	Amount	%
Residential Real Estate 1-4 Family
Consumer first liens	$93,897	$97,159	$(3,262)	(3.4)
Commercial first lien	61,790	61,275	515	0.8
Total first liens	155,687	158,434	(2,747)	(1.7)

Consumer junior liens and lines of credit	43,842	45,043	(1,201)	(2.7)
Commercial junior liens and lines of credit	5,014	5,328	(314)	(5.9)
Total junior liens and lines of credit	48,856	50,371	(1,515)	(3.0)
Total residential real estate 1-4 family	204,543	208,805	(4,262)	(2.0)

Residential real estate - construction
Consumer	2,756	1,813	943	52.0
Commercial	8,735	8,088	647	8.0
Total residential real estate construction	11,491	9,901	1,590	16.1

Commercial real estate	433,821	428,428	5,393	1.3
Commercial	287,680	291,519	(3,839)	(1.3)
Total commercial	721,501	719,947	1,554	0.2

Consumer	5,118	5,047	71	1.4
	942,653	943,700	(1,047)	(0.1)
Less: Allowance for loan losses	(11,989)	(11,792)	(197)	1.7
Net Loans	$930,664	$931,908	$(1,244)	(0.1)

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

Watch list loans exhibit financial weaknesses that increase the potential risk of default or loss to the Bank. However, inclusion on the watch list, does not by itself, mean a loss is certain. The watch list totaled $13.3 million at quarter end and includes both performing and nonperforming loans.  It is comprised entirely of loans rate 6-Special Mention and 7- Substandard. The Bank has no loans rated 8-Doubtful or 9-Loss. Included in the substandard total are $2.6 million of nonaccrual loans.  The watch list totaled $12.8 million at December 31, 2017. The credit composition of the portfolio, by primary collateral is shown in Note 6 of the accompanying financial statements.

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

The Bank’s Loan Management Committee reviews these loans and risk ratings on a quarterly basis in order to proactively identify and manage problem loans. In addition, a committee meets monthly to discuss possible workout strategies for OREO and all credits rated 7-Substandard or worse. Management also tracks other commercial loan risk measurements including high loan to value loans, concentrations, participations and policy exceptions and reports these to the Credit Risk Oversight Committee of the Board of Directors. The Bank also uses a third-party consultant to assist with internal loan review with a goal of reviewing 60% of commercial loans each year. The FDIC defines certain supervisory loan-to-value lending limits.  The Bank’s internal loan–to-value limits are all equal to, or have a lower loan-to-value limit, than the supervisory limits. However, in certain instances, the Bank may make a loan that exceeds the supervisory loan-to-value limit.  At March 31, 2018 the Bank had loans of $21.3 million (2.26% of gross loans) that exceeded the supervisory limit, compared to 3.2% at year-end 2017.

Loan quality, as measured by the balance of nonperforming loans has is unchanged since year-end 2017. Potential problem loans, defined as watch list loans less loans on nonaccrual or past due more than 90 days at  March 31, 2018 totaled $10.6 million compared to $10.1 million at year-end 2017.  The balance of OREO declined slightly due to a write-down based on the anticipated sale of a property in the second quarter of 2018. See Note 7 in the accompanying financial statements for additional information about OREO.

The following table presents a summary of nonperforming assets as of:

	March 31,	December 31,
(Dollars in thousands)	2018	2017

Nonaccrual loans
Residential Real Estate 1-4 Family
First liens	$107	$168
Junior liens and lines of credit	—	—
Total	107	168
Residential real estate - construction	466	466
Commercial real estate	1,842	1,854
Commercial	183	187
Total nonaccrual loans	2,598	2,675

Loans past due 90 days or more and still accruing
Commercial real estate	89	—
Total loans past due 90 days or more and still accruing	89	—

Total nonperforming loans	2,687	2,675

Other real estate owned	2,592	2,598
Total nonperforming assets	$5,279	$5,273

Nonperforming loans to total gross loans	0.29%	0.28%
Nonperforming assets to total assets	0.44%	0.45%
Allowance for loan losses to nonperforming loans	446.19%	440.82%

The following table identifies the most significant loans in nonaccrual status. These two nonaccrual loans account for 83% of the total nonaccrual balance.

(Dollars in thousands)
		ALL	Nonaccrual	TDR			Last
	Balance	Reserve	Date	Status	Collateral	Location	Appraisal(1)

Credit 1	$1,642	$—	Mar-12	Y	1st and 2nd liens on commercial real estate, residential real estate and business assets	PA	Nov-17	$3,914
Credit 2	595	—	Sep-16	Y	1st lien on farmland	PA	Jul-14	$1,526
	$2,237	$—

 (1) Appraisal value, as reported, does not reflect the pay-off of any senior liens or the cost to liquidate the collateral, but does reflect only the Bank’s share of the collateral if it is a participated loan.

Credit 1 is a TDR that is now delinquent under the modified terms. Credit 2 is listed for sale, in the process of foreclosure and is filing for bankruptcy.

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

In accordance with financial accounting standards, TDR loans are always considered impaired until they are paid off or in certain circumstances, refinanced.  However, an impaired TDR loan can be a performing loan. Impaired loans totaled $12.4 million at quarter-end compared to $12.6 million at year-end 2017.

The following table shows the composition of impaired loans as of:

	March 31, 2018
(Dollars in thousands)	Nonaccrual		Accruing	Total
	Non-TDR	TDR	TDR	Impaired
Residential Real Estate 1-4 Family
First liens	$71	$36	$696	$803
Junior liens and lines of credit	—	—	—	—
Total	71	36	696	803
Residential real estate - construction	—	466	—	466
Commercial real estate	71	1,771	9,107	10,949
Commercial	183	—	—	183
Total	$325	$2,273	$9,803	$12,401

Allowance for Loan Losses:

Management monitors loan performance on a monthly basis and performs a quarterly evaluation of the adequacy of the allowance for loan losses (ALL). The ALL is determined by segmenting the loan portfolio based on the loan’s collateral. When calculating the ALL, consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, historical charge-offs, the adequacy of the underlying collateral (if collateral dependent) and other relevant factors. The Bank begins enhanced monitoring of all loans rated 6-Special Mention or worse, and obtains a new appraisal or asset valuation for any loan rated 7-Substandard or worse. Management, at its discretion, may determine that additional adjustments to the appraisal or valuation are required.  Valuation adjustments will be made as necessary based on factors, including, but not limited to: the economy, deferred maintenance, industry, type of property/equipment, age of the appraisal, etc. and the knowledge Management has about a particular situation. In addition, the cost to sell or liquidate the collateral is also estimated and deducted from the valuation in order to determine the net realizable value to the Bank. When determining the allowance for loan losses, certain factors involved in the evaluation are inherently subjective and require material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans. Management monitors the adequacy of the allowance for loan losses on an ongoing basis and reports its adequacy quarterly to the Credit Risk Oversight Committee of the Board of Directors.  Management believes that the allowance for loan losses at March 31. 2018 is adequate.

The analysis for determining the ALL is consistent with guidance set forth in generally accepted accounting principles (GAAP) and the Interagency Policy Statement on the Allowance for Loan and Lease Losses. The analysis has two components, specific and general allocations. The specific component addresses specific reserves established for impaired loans. A loan is considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all interest and principal payments due according to the originally contracted terms of the loan agreement.  Collateral values discounted for market conditions and selling costs are used to establish specific allocations for impaired loans. It is possible that as a result of the credit analysis, a specific reserve is not required for an impaired loan. For impaired commercial loans with balances less than $250 thousand and all consumer purpose loans, a specific reserve analysis is not performed and these loans are added to the general allocation pool. These loans totaled $602 thousand at March 31, 2018 and are comprised primarily of loans secured by residential real estate. Management does not believe that excluding these loans from the specific reserve analysis presents any additional risk.  The Bank currently has no specific reserve established for any loans.  Note 6 in the accompanying financial statements provides additional information about the ALL established for impaired loans.

The general allocation component addresses the reserves established for pools of homogenous loans. The general component includes a quantitative and qualitative analysis. When calculating the general allocation, the Bank segregates its loan portfolio into the following sectors based primarily on the type of supporting collateral:  residential real estate, commercial, industrial or agricultural real estate; commercial and industrial (C&I non-real estate), and consumer. Each sector may be further segregated by type of collateral, lien position, or owner/nonowner occupancy. The quantitative analysis uses the Bank’s twenty quarter rolling historical loan loss experience adjusted for factors derived from current economic and market conditions that have been determined to have an effect on the probability and magnitude of a loss. The qualitative analysis utilizes a risk matrix that incorporates qualitative and environmental factors such as: loan volume, management, loan review process, credit concentrations, competition, and legal and regulatory issues. These factors are each risk rated from minimal to high risk and in total can add up to a maximum qualitative factor of 37.5 basis points.

The following table shows the composition of the allowance for loan losses.

(Dollars in thousands)	3/31/2018		12/31/2017
Allowance Component	Balance	% of Loans	Balance	% of Loans
General - Quantitative	$7,952	0.84	$7,808	0.83
General - Qualitative	2,544	0.27	2,547	0.27
Specific	—	—	—	—
Unallocated	1,493	0.16	1,437	0.15
	$11,989	1.27	$11,792	1.25

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

The following table shows the loans that were evaluated for the allowance for loan losses under a specific reserve (individually) and those that were evaluated under a general reserve (collectively), and the amount of the allowance established in each loan class as of March 31, 2018 and December 31, 2017:

	Residential Real Estate 1-4 Family
	First	Junior Liens &		Commercial
(Dollars in thousands)	Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total

March 31, 2018
Loans evaluated for ALL:
Individually	$454	$—	$466	$10,878	$—	$—	$—	$11,798
Collectively	155,233	48,856	11,025	422,943	287,680	5,118	—	930,855
Total	$155,687	$48,856	$11,491	$433,821	$287,680	$5,118	$—	$942,653

ALL established for loans evaluated:
Individually	$—	$—	$—	$—	$—	$—	$—	$—
Collectively	1,043	320	260	6,698	2,073	104	1,491	11,989
ALL at March 31, 2018	$1,043	$320	$260	$6,698	$2,073	$104	$1,491	$11,989

December 31, 2017
Loans evaluated for ALL:
Individually	$459	$—	$466	$10,981	$—	$—	$—	$11,906
Collectively	157,975	50,371	9,435	417,447	291,519	5,047	—	931,794
Total	$158,434	$50,371	$9,901	$428,428	$291,519	$5,047	$—	$943,700

ALL established for loans evaluated:
Individually	$—	$—	$—	$—	$—	$—	$—	$—
Collectively	1,060	330	224	6,526	2,110	105	1,437	11,792
ALL at December 31, 2017	$1,060	$330	$224	$6,526	$2,110	$105	$1,437	$11,792

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

Year-to-date, the Bank recorded a net loan charge-offs of $3 thousand compared to net recoveries of $83 thousand for the same period in 2017. The Bank recorded $200 thousand for the loan loss provision expense for the first quarter of 2018 compared to $120 thousand for the first quarter of 2017.  See Note 6 in the accompanying financial statements for additional information about the allowance for loan losses.

The following table presents an analysis of the allowance for loan losses for the periods ended:

	Residential Real Estate 1-4 Family
	First	Junior Liens &		Commercial
(Dollars in thousands)	Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total

ALL at December 31, 2017	$1,060	$330	$224	$6,526	$2,110	$105	$1,437	$11,792
Charge-offs	—	—	—	—	—	(26)	—	(26)
Recoveries	1	—	—	—	8	14	—	23
Provision	(18)	(10)	36	172	(45)	11	54	200
ALL at March 31, 2018	$1,043	$320	$260	$6,698	$2,073	$104	$1,491	$11,989

The allocation of the allowance for loan losses is based on estimates and is not intended to imply limitations on the usage of the allowance.  The entire allowance is available to absorb any losses without regard to the category in which the loan is classified. The following table shows the ALL and charge-off ratios for the periods ended:

	Three Months Ended	Year ended	Three Months Ended
	March 31, 2018	December 31, 2017	March 31, 2017
Net (recoveries) charge-offs/average loans	0.00%	-0.01%	-0.01%
Net loan charge-offs (recoveries) as a percentage of the provision for loan losses	1.50%	-7.01%	-69.17%
Allowance for loan losses as a % of loans	1.27%	1.25%	1.25%
Net charge-offs (recoveries)	$3	$(47)	$(83)

Other Real Estate Owned:

The Bank holds $2.6 million of other real estate owned (OREO), comprised of three properties, unchanged from year-end 2017.  The most significant OREO holding is one property carried at $2.5 million (97% of total OREO) that is secured by 196 acres of land intended for residential real estate development. This property is under contract to be sold; however, the agreement allows for a due diligence period that has been extended until May 2018. Therefore, the final outcome is not certain. This property was part of a participated loan and the workout is being handled by the lead bank.  During 2018, the Bank recorded write downs of $6 thousand and incurred expense of $8 thousand to hold and maintain OREO. Note 7 of the accompanying financial statements provides additional information on activity in OREO.

Deposits:

Total deposits decreased $12.7 million during the first three months of 2018 to $1.034 billion. Non-interest bearing deposits decreased $3.6 million (primarily in small business accounts), while total interest-bearing checking and savings,  of $774.8 million at March 31, 2018, remained unchanged and time deposits decreased $9.1 million. Interest bearing checking decreased by $2.6 million, primarily in retail deposits and the Bank’s Money Management product decreased $1.6 million, primarily in retail accounts.  Time deposits decreased since year-end from maturities of short-term municipal deposits.

As of March 31, 2018, the Bank had $153.0 million placed in the ICS program ($101.1 million in interesting-bearing checking and $51.9 million in money management) and $3.3 million in reciprocal time deposits in the CDARS program included in brokered time deposits.  These programs allow the Bank to offer full FDIC coverage to large depositors, but with the convenience to the customer of only having to deal with one bank.  The Bank solicits these deposits from within its market and it believes they present no greater risk than any other local deposit.  However, regulatory guidance requires that these deposits be classified as brokered deposits.  The Bank had no wholesale brokered CDs at March 31, 2018.

	March 31,	December 31,	Change
(Dollars in thousands)	2018	2017	Amount	%
Noninterest-bearing checking	$193,237	$196,853	$(3,616)	(1.8)

Interest-bearing checking	278,369	280,944	(2,575)	(0.9)
Money management	413,417	415,045	(1,628)	(0.4)
Savings	83,051	78,868	4,183	5.3
Total interest-bearing checking and savings	774,837	774,857	(20)	(0.0)

Time deposits	63,126	72,211	(9,085)	(12.6)
Brokered time deposits	3,261	3,260	1	0.0
Total time deposits	66,387	75,471	(9,084)	(12.0)
Total deposits	$1,034,461	$1,047,181	$(12,720)	(1.2)

Overdrawn deposit accounts reclassified as loans	$250	$154

Borrowings:

The Corporation had no short-term borrowings at March  31, 2018 and December 31, 2017.

Shareholders’ Equity:

Total shareholders’ equity increased $2.0 million to $117.1 million at March 31, 2018, compared to $115.1 million at the end of 2017.  The increase in retained earnings from the Corporation’s net income of $3.5 million was partially offset by the cash dividend of $1.0 million. The Corporation’s dividend payout ratio was 29.8% for the first three months of 2018 compared to 30.0% in 2017.

As part of its quarterly dividend decision, the Corporation considers current and future income projections, dividend yield, payout ratio, and current and future capital ratios. For the first quarter of 2018, the Corporation paid a $0.24 per share dividend, compared to $0.21 paid in the first quarter of 2017. On April 5, 2018 the Board of Directors declared a $0.27 per share regular quarterly dividend for the second quarter of 2018, which will be paid on May  23, 2018.

In addition, the Corporation considers how dividend decisions may affect the Dividend Reinvestment Plan (DRIP), which has raised $206 thousand in new capital this year with 5,911 shares issued. On October 12, 2017, the Board of Directors authorized the repurchase of up to 100,000 shares of the Corporation’s $1.00 par value common stock at market prices in open market or privately negotiated transactions beginning October 16, 2017 and continuing through September 30, 2018.  During the first three months of 2018, 2,605 shares were repurchased, compared to no shares repurchased in the first three months of 2017.

In July 2013, Federal banking regulators approved the final rules from the Basel Committee on Banking Supervision for the regulation of capital requirements for bank holding companies and U.S banks, generally referred to as “Basel III.” The Basel III standards were effective for the Corporation and the Bank, effective January 1, 2015 (subject to a phase-in period for certain provisions).  Basel III imposes significantly higher capital requirements and more restrictive leverage and liquidity ratios than those previously in place.  The capital ratios to be considered “well capitalized” under Basel III are: (1) Common Equity Tier 1 (CET1) of 6.5%, (2) Tier 1 Leverage of 5%, (3) Tier 1 Risk-Based Capital of 8%, and (4) Total Risk-Based Capital of 10%.  The CET1 ratio is a new capital ratio under Basel III and the Tier 1 risk-based capital ratio of 8% has been increased from 6%. The rules also include changes in the risk weights of certain assets to better reflect credit and other risk exposures. In addition, a capital conservation buffer will be phased-in beginning January 1, 2016 at 0.625%, 1.25% for 2017, 1.875% for 2018 and 2.50% for 2019 and thereafter.  The capital conservation buffer will be applicable to all of the capital ratios except for the Tier1 Leverage ratio. The capital conservation buffer is equal to the lowest value of the three applicable capital ratios less the regulatory minimum for each respective capital measurement.  The Bank’s capital conservation buffer at March 31, 2018 was 7.55% (total risk-based capital 15.55% less 8.00%) compared to the 2018 regulatory buffer of 1.875%.  Compliance with the capital conservation buffer is required in order to avoid limitations to certain capital distributions.  As of March 31, 2018, the Bank was “well capitalized” under the Basel III requirements and believes it would be “well capitalized” on a fully-phased in basis had such a requirement been in effect.

The following table summarizes regulatory capital information as of March 31, 2018 and December 31, 2017 for the Corporation and the Bank.

			Regulatory Ratios
			Adequately	Well
	March 31,	December 31,	Capitalized	Capitalized
(Dollars in thousands)	2018	2017	Minimum	Minimum

Common Equity Tier 1 Risk-based Capital Ratio (1)
Franklin Financial Services Corporation	14.30%	14.06%	4.500%	N/A
Farmers & Merchants Trust Company	14.16%	13.93%	4.500%	6.50%

Tier 1 Risk-based Capital Ratio (2)
Franklin Financial Services Corporation	14.30%	14.06%	6.000%	N/A
Farmers & Merchants Trust Company	14.16%	13.93%	6.000%	8.00%

Total Risk-based Capital Ratio (3)
Franklin Financial Services Corporation	15.55%	15.31%	8.000%	N/A
Farmers & Merchants Trust Company	15.41%	15.19%	8.000%	10.00%

Tier 1 Leverage Ratio (4)
Franklin Financial Services Corporation	9.95%	9.73%	4.000%	N/A
Farmers & Merchants Trust Company	9.86%	9.64%	4.000%	5.00%

(1) Common equity Tier 1 capital/ total risk-weighted assets (2) Tier 1 capital / total risk-weighted assets
(3) Total risk-based capital / total risk-weighted assets, (4) Tier 1 capital / average quarterly assets

Economy

The Corporation’s primary market area includes Franklin, Fulton, Cumberland and Huntingdon Counties, Pennsylvania.  This area is diverse in demographic and economic makeup.  County populations range from a low of approximately 15,000 in Fulton County to over 249,000 in Cumberland County. Unemployment in the Bank’s market area has remained virtually unchanged over the past year and ranges from a low of 4.0% in Cumberland County to 7.9% in Huntingdon County.  The market area has a diverse economic base and local industries include warehousing, truck & rail shipping centers, light and heavy manufacturers, health-care, higher education institutions, farming and agriculture, and a varied service sector.  The Corporation’s primary market area is located in south central Pennsylvania and provides easy access to the major metropolitan markets on the east coast via trucking and rail transportation. Because of this, warehousing and distribution companies continue to find the area attractive. The local economy is not overly dependent on any one industry or business and Management believes that the Bank’s primary market area continues to be well suited for growth.

The following provides selected economic data for the Bank’s primary market:

Economic Data

	March 31,	December 31,
	2018	2017
Unemployment Rate (seasonally adjusted)
Market area range (1)	4.0% - 7.9%	3.4 - 4.5%
Pennsylvania	4.8%	4.6%
United States	4.1%	4.1%

Housing Price Index - year over year change
PA, nonmetropolitan statistical area	1.6%	2.3%
United States	6.3%	6.3%

Building Permits - year over year change -12 moths
Harrisburg-Carlisle, PA MSA & Chambersburg-Waynesboro, PA MSA
Residential, estimated	12.4%	5.2%
Multifamily, estimated	-7.2%	-27.8%

(1) Franklin, Cumberland, Fulton and Huntingdon Counties

Unlike many companies, the assets and liabilities of the Corporation are financial in nature. As such, interest rates and changes in interest rates may have a more significant effect on the Corporation’s financial results than on other types of industries. Because of this, the Corporation watches the actions of the Federal Reserve Open Market Committee (FOMC) as it makes decisions about interest rate changes. In March 2018, the FOMC increased the federal funds rate target range by .25%, its fifth such increase since December 31, 2016.  Despite these actions, the yield curve has flattened during the year.  Looking through the remainder of 2018, the FOMC continues to state that the timing and magnitude of rate increases will be data dependent; therefore, the likelihood of any rate increase or decrease for the rest of 2018 is unknown, despite predictions of more increases.

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

Historically, the Corporation has satisfied its liquidity needs from earnings, repayment of loans and amortizing investment securities, maturing investment securities, loan` sales, deposit growth and its ability to access existing lines of credit.  All investment securities are classified as available for sale; therefore, securities that are not pledged as collateral for borrowings are an additional source of readily available liquidity, either by selling the security or, more preferably, to provide collateral for additional borrowing. At March 31, 2018, the Bank had $78.9 million (fair value) in its investment portfolio pledged as collateral for deposits.  The Bank also has access to other wholesale funding via the brokered CD market.

The FHLB system has always been a major funding source for community banks.  The Bank’s maximum borrowing capacity with the FHLB at March 31, 2018 was $332 million with $332 million available to borrow.  There are no indicators that lead the Bank to believe the FHLB would discontinue its lending function or restrict the Bank’s ability to borrow. If either of these events would occur, it would have a negative effect on the Bank and it is unlikely that the Bank could replace the level of FHLB funding in a short time.

The Bank has established credit at the Federal Reserve Discount Window and as of quarter-end had the ability to borrow approximately $19 million.

Off Balance Sheet Commitments

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk.  These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments.  Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation.  Unused commitments and standby letters of credit totaled $343.1 million and $300.1 million, respectively, at March 31, 2018 and December 31, 2017.

The Corporation has entered into various contractual obligations to make future payments.  These obligations include time deposits, long-term debt, operating leases, deferred compensation and pension payments.  These amounts have not changed materially from those reported in the Corporation’s 2017 Annual Report on Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the Corporation’s exposure to market risk during the three months ended March 31, 2018. For more information on market risk refer to the Corporation’s 2017 Annual Report on Form 10-K.

Item 4.  Controls and Procedures

Evaluation of Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2018, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in the Corporation’s internal control over financial reporting during the quarterly period ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

Part II – OTHER INFORMATION

Item 1.     Legal Proceedings

The nature of the Corporation’s business generates a certain amount of litigation.

The Kalan et al. v. Farmers and Merchants Trust Company of Chambersburg, et al. (Case No. 2:15-CV-01435-WB) case filed in the United States District Court for the Eastern District of Pennsylvania and described in our current reports on Form 8-K filed July 29, 2016, July 28, 2017, November 3, 2017, January 2, 2018 and April 13, 2018.  On April 11, 2018, F&M Trust entered into settlement agreements with the named plaintiffs, certain members of the settlement class and certain of the other remaining defendants in the Kalan case to make definitive the terms and conditions of settlement set forth in the Class Action Settlement Term Sheet entered into on December 29, 2017, described in our current report on Form 8-K filed January 2, 2018, following a mediation of the case.  The settlement agreements provide for F&M Trust to make a settlement payment of $10 million in full and final settlement of all claims that the named plaintiffs and members of the settlement class have brought or could have brought against F&M Trust.  The settlement agreements further provide for general releases by the parties.

On April 11, 2018, the named plaintiffs filed with the court a motion for preliminary approval of the settlement.  On April 12, 2018, the court entered an order setting a hearing on the motion for preliminary approval for May 4, 2018.

The Corporation accrued the $10 million settlement payment as an expense for the year ended December 31, 2017.

In management’s opinion, there are no other proceedings pending to which the Corporation is a party or to which its property is subject which, if determined adversely to the Corporation, would be material.  No material proceedings are pending or are known to be threatened or contemplated against us by any governmental authorities.

Item 1A. Risk Factors

Except as set forth below, there were no material changes in the Corporation’s risk factors during the three months ended March 31, 2018. For more information, refer to the Corporation’s 2017 Annual Report on Form 10-K.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(Dollars in thousands, except per share)
Period	Number of Shares Purchased	Weighted Average Price Paid per Share	Dollar Amount of Shares Purchased as Part of Publically Announced Program	Shares Yet To Be Purchased Under Program

March 2018	2,605	$33.80	$88	97,395

	2,605	$33.80

These shares were acquired through stock swap transactions by the exercise of incentive stock options.

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

Franklin Financial Services Corporation

May 7, 2018	/s/ Timothy G. Henry
Timothy G. Henry
Chief Executive Office and President
(Principal Executive Officer)

May 7, 2018	/s/ Mark R. Hollar
Mark R. Hollar
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)