Form 10-Q
period 2018-06-30
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2018-08-03
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes ☐  No ☒

There were 4,386,223 outstanding shares of the Registrant’s common stock as of July  31, 2018.

Part I FINANCIAL INFORMATION

Item 1 Financial Statements

Consolidated Balance Sheets

(Dollars in thousands, except share and per share data)(unaudited)	June 30,	December 31,
	2018	2017
Assets
Cash and due from banks	$14,626	$21,433
Interest-bearing deposits in other banks	14,844	37,170
Total cash and cash equivalents	29,470	58,603
Debt securities available for sale, at fair value	127,899	126,971
Equity securities	403	365
Restricted stock	624	456
Loans held for sale	456	442
Loans	967,296	943,700
Allowance for loan losses	(12,482)	(11,792)
Net Loans	954,814	931,908
Premises and equipment, net	13,452	13,741
Bank owned life insurance	23,237	22,980
Goodwill	9,016	9,016
Other real estate owned	2,665	2,598
Deferred tax asset, net	4,035	5,803
Other assets	11,470	6,930
Total assets	$1,177,541	$1,179,813

Liabilities
Deposits
Non-interest bearing checking	$203,553	$196,853
Money management, savings and interest checking	784,802	774,857
Time	69,325	75,471
Total deposits	1,057,680	1,047,181
Other liabilities	8,689	17,488
Total liabilities	1,066,369	1,064,669

Shareholders' equity
Common stock, $1 par value per share,15,000,000 shares authorized with
4,699,767 shares issued and 4,383,423 shares outstanding at June 30, 2018 and
4,689,099 shares issued and 4,354,788 shares outstanding at December 31, 2017	4,700	4,689
Capital stock without par value, 5,000,000 shares authorized with no
shares issued and outstanding	—	—
Additional paid-in capital	41,079	40,396
Retained earnings	78,514	82,218
Accumulated other comprehensive loss	(7,282)	(6,028)
Treasury stock, 316,344 shares at June 30, 2018 and 334,311 shares at
December 31, 2017, at cost	(5,839)	(6,131)
Total shareholders' equity	111,172	115,144
Total liabilities and shareholders' equity	$1,177,541	$1,179,813

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Income

	For the Three Months Ended		For the Six Months Ended
(Dollars in thousands, except per share data) (unaudited)	June 30,		June 30,
	2018	2017	2018	2017
Interest income
Loans, including fees	$10,126	$9,039	$19,703	$17,678
Interest and dividends on investments:
Taxable interest	528	518	1,041	1,049
Tax exempt interest	295	286	569	587
Dividend income	4	7	10	20
Deposits and obligations of other banks	100	88	218	149
Total interest income	11,053	9,938	21,541	19,483
Interest expense
Deposits	952	590	1,747	1,156
Short-term borrowings	2	—	2	15
Total interest expense	954	590	1,749	1,171
Net interest income	10,099	9,348	19,792	18,312
Provision for loan losses	9,129	50	9,329	170
Net interest income after provision for loan losses	970	9,298	10,463	18,142
Noninterest income
Investment and trust services fees	1,464	1,342	2,861	2,637
Loan service charges	217	309	449	455
Deposit service charges and fees	574	585	1,148	1,178
Other service charges and fees	353	332	686	656
Debit card income	417	362	802	738
Increase in cash surrender value of life insurance	129	131	257	262
Debt securities gains, net	52	—	52	2
Change in fair value of equity securities	(7)	—	38	—
Other	22	94	76	153
Total noninterest income	3,221	3,155	6,369	6,081
Noninterest Expense
Salaries and employee benefits	5,096	4,835	10,082	9,426
Occupancy, furniture and equipment, net	787	761	1,602	1,576
Advertising	341	294	768	541
Legal and professional	442	381	771	671
Data processing	604	535	1,200	1,076
Pennsylvania bank shares tax	234	243	473	486
FDIC Insurance	164	93	293	199
ATM/debit card processing	237	222	476	440
Foreclosed real estate	41	13	55	71
Telecommunications	124	102	232	202
Provision for credit losses on off-balance sheet exposures	2,361	—	2,361	—
Other	757	682	1,524	1,430
Total noninterest expense	11,188	8,161	19,837	16,118
(Loss) income before federal income taxes	(6,997)	4,292	(3,005)	8,105
Federal income tax (benefit) expense	(1,816)	950	(1,326)	1,743
Net (loss) income	$(5,181)	$3,342	$(1,679)	$6,362
Per share
Basic earnings per share	$(1.18)	$0.77	$(0.38)	$1.47
Diluted earnings per share	$(1.18)	$0.77	$(0.38)	$1.46
Cash dividends declared	$0.27	$0.24	$0.51	$0.45

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Comprehensive Income

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Dollars in thousands) (unaudited)	2018	2017	2018	2017
Net (Loss) Income	$(5,181)	$3,342	$(1,679)	$6,362

Debt Securities:
Unrealized (losses) gains arising during the period	(292)	567	(1,335)	1,021
Reclassification adjustment included in net income (1)	(52)	—	(52)	(2)
Net unrealized (losses) gains	(344)	567	(1,387)	1,019
Tax effect	72	(193)	334	(346)
Net of tax amount	(272)	374	(1,053)	673

Total other comprehensive (loss) income	(272)	374	(1,053)	673

Total Comprehensive (Loss) Income	$(5,453)	$3,716	$(2,732)	$7,035

Reclassification adjustment / Statement line item	Tax expense (benefit)
(1) Debt securities gains, net	$11	$—	$11	$1

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Changes in Shareholders' Equity

For the six months ended June 30, 2018 and 2017

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
(Dollars in thousands, except per share data) (unaudited)	Stock	Capital	Earnings	Loss	Stock	Total
Balance at December 31, 2016	$4,688	$39,752	$83,081	$(4,215)	$(6,813)	$116,493
Net income	—	—	6,362	—	—	6,362
Other comprehensive income	—	—	—	673	—	673
Cash dividends declared, $.45 per share	—	—	(1,945)	—	—	(1,945)
Treasury shares issued under employee stock purchase plan, 6,327 shares	—	26	—	—	116	142
Treasury shares issued under dividend reinvestment plan, 17,267 shares	—	211	—	—	317	528
Stock option compensation expense	—	107	—	—	—	107
Balance at June 30, 2017	$4,688	$40,096	$87,498	$(3,542)	$(6,380)	$122,360

Balance at December 31, 2017	$4,689	$40,396	$82,218	$(6,028)	$(6,131)	$115,144
Cumulative adjustment for fair value of equity securities	—	—	201	(201)	—	—
Net loss	—	—	(1,679)	—	—	(1,679)
Other comprehensive loss	—	—	—	(1,053)	—	(1,053)
Cash dividends declared, $.51 per share	—	—	(2,226)	—	—	(2,226)
Acquisition of 2,605 shares of treasury stock	—	—	—	—	(88)	(88)
Treasury shares issued under employee stock purchase plan, 2,563 shares	—	29	—	—	47	76
Treasury shares issued under dividend reinvestment plan, 18,009 shares	—	303	—	—	333	636
Common stock issued under incentive stock option plan, 10,668 shares	11	228	—	—	—	239
Stock option compensation expense	—	123	—	—	—	123
Balance at June 30, 2018	$4,700	$41,079	$78,514	$(7,282)	$(5,839)	$111,172

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2018	2017
(Dollars in thousands) (unaudited)
Cash flows from operating activities
Net income	$(1,679)	$6,362
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	668	651
Net amortization of loans and investment securities	877	802
Amortization and net change in mortgage servicing rights valuation	—	27
Provision for loan losses	9,329	170
Change in fair value of equity securities	(38)	—
Debt securities gains, net	(52)	(2)
Pay-out of legal settlement	(10,000)	—
Provision for credit losses on off-balance sheet exposures	2,361	—
Loans originated for sale	(9,813)	(3,571)
Proceeds from sale of loans	9,799	3,277
Write-down of other real estate owned	6	49
Write-down on premises and equipment available for sale	—	45
Loss on sale of premises	17	—
Increase in cash surrender value of life insurance	(257)	(262)
Stock option compensation	123	107
Contribution to pension plan	(1,000)	—
Increase in other assets	(3,916)	(1,431)
Increase in other liabilities	1,331	2
Net cash (used in) provided by operating activities	(2,244)	6,226
Cash flows from investing activities
Proceeds from sales and calls of investment securities available for sale	3,811	475
Proceeds from maturities and pay-downs of securities available for sale	10,173	11,452
Purchase of investment securities available for sale	(17,328)	(3,900)
Net (increase) decrease in restricted stock	(168)	1,311
Net increase in loans	(32,271)	(7,448)
Capital expenditures	(479)	(650)
Proceeds from sale of other assets	117	154
Net proceeds from the sale of other real estate	32	1,751
Net cash (used in) provided by investing activities	(36,113)	3,145
Cash flows from financing activities
Net increase in demand deposits, interest-bearing checking, and savings accounts	16,645	27,799
Net decrease in time deposits	(6,146)	(2,541)
Net decrease in short-term borrowings	—	(24,270)
Dividends paid	(2,226)	(1,945)
Treasury shares issued under employee stock purchase plan	76	142
Treasury shares issued under dividend reinvestment plan	636	528
Common stock issued under stock option plans	239	—
Net cash provided by (used in) financing activities	9,224	(287)
(Decrease) increase in cash and cash equivalents	(29,133)	9,084
Cash and cash equivalents as of January 1	58,603	36,665
Cash and cash equivalents as of June 30	$29,470	$45,749
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest on deposits and other borrowed funds	$1,750	$1,177
Income taxes	$250	$3,405

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, and cash flows as of June 30, 2018, and for all other periods presented have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted.  It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s 2017 Annual Report on Form 10-K.  The consolidated results of operations for the six month period ended June 30, 2018 are not necessarily indicative of the operating results for the full year.  Management has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.

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

Earnings per share are computed based on the weighted average number of shares outstanding during each period end.  A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Dollars and shares in thousands, except per share data)	2018	2017	2018	2017
Weighted average shares outstanding (basic)	4,373	4,331	4,366	4,326
Impact of common stock equivalents	—	21	—	21
Weighted average shares outstanding (diluted)	4,373	4,352	4,366	4,347
Anti-dilutive options excluded from calculation	—	—	—	—
Net (loss) income	$(5,181)	$3,342	$(1,679)	$6,362
Basic (loss) earnings per share	$(1.18)	$0.77	$(0.38)	$1.47
Diluted (loss) earnings per share	$(1.18)	$0.77	$(0.38)	$1.46

Note 2. Recent Accounting Pronouncements

Standard	Description	Effective Date	Effect on the financial statements or other significant matters

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

January 1, 2018

The Corporation adopted the provisions of the ASU on January 1, 2018 and it had no material effect on the consolidated financial statements.  The service cost is reported in Salaries and Benefits expense and the nonservice cost is included in Other Expense on the Consolidated Statement of Income, which totaled $70 thousand reclassified for the first six months of 2017.

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

January 1, 2018

The Corporation adopted the provisions of the ASU on January 1, 2018 and it had no material effect on the consolidated financial statements. The Corporation reclassified the fair value of equity securities by increasing retained earnings by $201 thousand and decreasing AOCI by $201 thousand.  In addition, according to the standard, the Corporation measured the fair value of the loan portfolio beginning March 31, 2018 using an exit price notion.  See Note 9. Fair Value  Measurements and Fair Values of Financial Instruments for more information.

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

Note 3. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive losses included in shareholders' equity are as follows:

	June 30,	December 31,
	2018	2017
(Dollars in thousands)
Net unrealized (losses) gains on debt securities	$(1,434)	$154
Tax effect	301	(33)
Net of tax amount	(1,133)	121

Accumulated pension adjustment	(7,784)	(7,784)
Tax effect	1,635	1,635
Net of tax amount	(6,149)	(6,149)

Total accumulated other comprehensive loss	$(7,282)	$(6,028)

Note 4. Investments

Available for Sale (AFS) Securities

The amortized cost and estimated fair value of AFS securities available for sale as of June 30, 2018 and December 31, 2017 are as follows:

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
June 30, 2018	cost	gains	losses	value
U.S. Government and Agency securities	$10,202	$16	$(132)	$10,086
Municipal securities	62,430	304	(709)	62,025
Trust preferred securities	4,064	—	(97)	3,967
Agency mortgage-backed securities	49,874	63	(942)	48,995
Private-label mortgage-backed securities	796	65	—	861
Asset-backed securities	1,967	—	(2)	1,965
	$129,333	$448	$(1,882)	$127,899

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
December 31, 2017	cost	gains	losses	value
Equity securities	$164	$201	$—	$365
U.S. Government and Agency securities	11,451	64	(43)	11,472
Municipal securities	57,374	650	(252)	57,772
Trust preferred securities	6,000	—	(183)	5,817
Agency mortgage-backed securities	51,307	197	(567)	50,937
Private-label mortgage-backed securities	858	88	—	946
Asset-backed securities	28	—	(1)	27
	$127,182	$1,200	$(1,046)	$127,336

At June 30, 2018 and December 31, 2017, the fair value of AFS securities pledged to secure public funds and trust deposits totaled $72.4 million and  $84.1 million, respectively.

The amortized cost and estimated fair value of debt securities at June 30, 2018, by contractual maturity are shown below. Actual maturities may differ from contractual maturities because of prepayment or call options embedded in the securities.

(Dollars in thousands)	Amortized cost	Fair value
Due in one year or less	$8,917	$8,968
Due after one year through five years	39,810	39,779
Due after five years through ten years	28,024	27,450
Due after ten years	1,912	1,846
	78,663	78,043
Mortgage-backed securities	50,670	49,856
	$129,333	$127,899

The composition of the net realized gains on AFS securities for the three and six months ended are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2018	2017	2018	2017
Gross gains realized	$63	$—	$63	$2
Gross losses realized	(11)	—	(11)	—
Net gains realized	$52	$—	$52	$2

Impairment:

The AFS investment portfolio contained 177 securities with $96 million of temporarily impaired fair value and $1.9 million in unrealized losses at June 30, 2018. The total unrealized loss position has increased from a $1.0 million unrealized loss at year-end 2017.

For securities with an unrealized loss, Management applies a systematic methodology in order to perform an assessment of the potential for other-than-temporary impairment.  In the case of debt securities, investments considered for other-than-temporary impairment: (1) had a specified maturity or repricing date; (2) were generally expected to be redeemed at par, and (3) were expected to achieve a recovery in market value within a reasonable period of time. In addition, the Bank considers whether it intends to sell these securities or whether it will be forced to sell these securities before the earlier of amortized cost recovery or maturity.  The impairment identified on debt securities and subject to assessment at June 30, 2018, was deemed to be temporary and required no further adjustments to the financial statements, unless otherwise noted.

 The following table reflects temporary impairment in the AFS portfolio, aggregated by investment category, length of time that individual securities have been in a continuous unrealized loss position and the number of securities in each category as of June 30, 2018 and December 31, 2017:

	June 30, 2018
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Government and Agency securities	$6,061	$(92)	8	$3,066	$(40)	9	$9,127	$(132)	17
Municipal securities	29,373	(421)	44	7,839	(288)	15	37,212	(709)	59
Trust preferred securities	2,765	(64)	3	920	(33)	1	3,685	(97)	4
Agency mortgage-backed securities	24,530	(375)	50	19,501	(567)	43	44,031	(942)	93
Asset-backed securities	1,959	(1)	3	4	(1)	1	1,963	(2)	4
Total temporarily impaired securities	$64,688	$(953)	108	$31,330	$(929)	69	$96,018	$(1,882)	177

	December 31, 2017
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Government and Agency securities	$2,315	$(11)	5	$3,528	$(32)	10	$5,843	$(43)	15
Municipal securities	13,767	(89)	22	7,507	(163)	14	21,274	(252)	36
Trust preferred securities	1,216	(12)	2	4,601	(171)	5	5,817	(183)	7
Agency mortgage-backed securities	16,287	(129)	29	20,563	(438)	39	36,850	(567)	68
Asset-backed securities	—	—	—	4	(1)	1	4	(1)	1
Total temporarily impaired securities	$33,585	$(241)	58	$36,203	$(805)	69	$69,788	$(1,046)	127

The following table represents the cumulative credit losses on AFS securities recognized in earnings for:

	Six Months Ended
(Dollars in thousands)	June 30,
	2018	2017
Balance of cumulative credit-related OTTI at January 1	$595	$595
Additions for credit-related OTTI not previously recognized	—	—
Additional increases for credit-related OTTI previously recognized when there is
no intent to sell and no requirement to sell before recovery of amortized cost basis	—	—
Decreases for previously recognized credit-related OTTI because there was an intent to sell	—	—
Reduction for increases in cash flows expected to be collected	—	—
Balance of credit-related OTTI at June 30	$595	$595

Equity Securities at fair value

The Corporation owns one equity investment.  At June  30, 2018, this investment was reported at fair value ($403 thousand) with changes in value reported through income.  At December 31, 2017, this investment was reported at fair value with changes in value recorded through other comprehensive income and was included in the Available for Sale Securities table of this note.

Restricted Stock at Cost

The Bank held $624 thousand of restricted stock at June 30, 2018.  Except for $30 thousand, this investment represents stock in FHLB Pittsburgh. The Bank is required to hold this stock to be a member of FHLB and it is carried at cost of $100 per share. The level of FHLB stock held is determined by FHLB and is comprised of a minimum membership amount plus a variable activity amount. FHLB stock is evaluated for impairment primarily based on an assessment of the ultimate recoverability of its cost. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support its operations.  There is not a public market for FHLB stock and the benefits of FHLB membership (e.g., liquidity and low cost funding) add value to the stock beyond purely financial measures. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment.

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

A summary of loans outstanding, by class, at the end of the reporting periods is as follows:

	June 30,	December 31,
(Dollars in thousands)	2018	2017
Residential Real Estate 1-4 Family
Consumer first liens	$90,479	$97,159
Commercial first lien	61,867	61,275
Total first liens	152,346	158,434

Consumer junior liens and lines of credit	43,038	45,043
Commercial junior liens and lines of credit	5,491	5,328
Total junior liens and lines of credit	48,529	50,371
Total residential real estate 1-4 family	200,875	208,805

Residential real estate - construction
Consumer	3,269	1,813
Commercial	9,208	8,088
Total residential real estate construction	12,477	9,901

Commercial real estate	464,900	428,428
Commercial	284,060	291,519
Total commercial	748,960	719,947

Consumer	4,984	5,047
	967,296	943,700
Less: Allowance for loan losses	(12,482)	(11,792)
Net Loans	$954,814	$931,908

Included in the loan balances are the following:
Net unamortized deferred loan costs	$53	$98

Loans pledged as collateral for borrowings and commitments from:
FHLB	$761,407	$737,313
Federal Reserve Bank	35,235	35,740
	$796,642	$773,053

Note 6. Loan Quality and Allowance for Loan Losses

The following table presents, by class, the activity in the Allowance for Loan Losses (ALL) for the periods ended:

	Residential Real Estate 1-4 Family
	First	Junior Liens &		Commercial
(Dollars in thousands)	Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total

ALL at March 31, 2018	$1,043	$320	$260	$6,698	$2,073	$104	$1,491	$11,989
Charge-offs	—	—	—	—	(8,736)	(29)	—	(8,765)
Recoveries	—	—	—	16	108	5	—	129
Provision	(21)	(2)	22	314	8,788	27	1	9,129
ALL at June 30, 2018	$1,022	$318	$282	$7,028	$2,233	$107	$1,492	$12,482

ALL at December 31, 2017	$1,060	$330	$224	$6,526	$2,110	$105	$1,437	$11,792
Charge-offs	—	—	—	—	(8,736)	(55)	—	(8,791)
Recoveries	1	—	—	16	116	19	—	152
Provision	(39)	(12)	58	486	8,743	38	55	9,329
ALL at June 30, 2018	$1,022	$318	$282	$7,028	$2,233	$107	$1,492	$12,482

ALL at March 31, 2017	$1,100	$321	$274	$6,126	$1,984	$99	$1,374	$11,278
Charge-offs	(5)	—	—	(5)	(2)	(24)	—	(36)
Recoveries	—	1	—	—	4	10	—	15
Provision	(20)	—	7	(69)	37	15	80	50
ALL at June 30, 2017	$1,075	$322	$281	$6,052	$2,023	$100	$1,454	$11,307

ALL at December 31, 2016	$1,105	$323	$224	$6,109	$1,893	$100	$1,321	$11,075
Charge-offs	(13)	—	—	(5)	(2)	(52)	—	(72)
Recoveries	1	1	—	—	106	26	—	134
Provision	(18)	(2)	57	(52)	26	26	133	170
ALL at June 30, 2017	$1,075	$322	$281	$6,052	$2,023	$100	$1,454	$11,307

The following table presents, by class, loans that were evaluated for the ALL under the specific reserve (individually) and those that were evaluated under the general reserve (collectively) and the amount of the ALL established in each class as of June 30, 2018 and December 31, 2017:

	Residential Real Estate 1-4 Family
	First	Junior Liens &		Commercial
(Dollars in thousands)	Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total

June 30, 2018
Loans evaluated for ALL:
Individually	$450	$—	$462	$10,754	$3,133	$—	$—	$14,799
Collectively	151,896	48,529	12,015	454,146	280,927	4,984	—	952,497
Total	$152,346	$48,529	$12,477	$464,900	$284,060	$4,984	$—	$967,296

ALL established for loans evaluated:
Individually	$—	$—	$—	$—	$225	$—	$—	$225
Collectively	1,022	318	282	7,028	2,008	107	1,492	12,257
ALL at June 30, 2018	$1,022	$318	$282	$7,028	$2,233	$107	$1,492	$12,482

December 31, 2017
Loans evaluated for ALL:
Individually	$459	$—	$466	$10,981	$—	$—	$—	$11,906
Collectively	157,975	50,371	9,435	417,447	291,519	5,047	—	931,794
Total	$158,434	$50,371	$9,901	$428,428	$291,519	$5,047	$—	$943,700

ALL established for loans evaluated:
Individually	$—	$—	$—	$—	$—	$—	$—	$—
Collectively	1,060	330	224	6,526	2,110	105	1,437	11,792
ALL at December 31, 2017	$1,060	$330	$224	$6,526	$2,110	$105	$1,437	$11,792

The following table shows additional information about those loans considered to be impaired at June 30, 2018 and December 31, 2017:

	Impaired Loans
	With No Allowance		With Allowance
(Dollars in thousands)		Unpaid		Unpaid
	Recorded	Principal	Recorded	Principal	Related
June 30, 2018	Investment	Balance	Investment	Balance	Allowance
Residential Real Estate 1-4 Family
First liens	$828	$907	$—	$—	$—
Junior liens and lines of credit	23	23	—	—	—
Total	851	930	—	—	—
Residential real estate - construction	462	531	—	—	—
Commercial real estate	10,904	11,416	—	—	—
Commercial	2,406	9,843	825	825	225
Total	$14,623	$22,720	$825	$825	$225

December 31, 2017
Residential Real Estate 1-4 Family
First liens	$869	$950	$—	$—	$—
Junior liens and lines of credit	—	—	—	—	—
Total	869	950	—	—	—
Residential real estate - construction	466	531	—	—	—
Commercial real estate	11,061	11,541	—	—	—
Commercial	187	201	—	—	—
Total	$12,583	$13,223	$—	$—	$—

The following table shows the average of impaired loans and related interest income for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30, 2018		June 30, 2018
	Average	Interest	Average	Interest
(Dollars in thousands)	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Residential Real Estate 1-4 Family
First liens	$831	$11	$818	$22
Junior liens and lines of credit	1,045	4	995	10
Total	1,876	15	1,813	32
Residential real estate - construction	463	—	465	—
Commercial real estate	10,008	100	10,072	199
Commercial	11,835	—	5,927	—
Total	$24,182	$115	$18,277	$231

	Three Months Ended		Six Months Ended
	June 30, 2017		June 30, 2017
	Average	Interest	Average	Interest
(Dollars in thousands)	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Residential Real Estate 1-4 Family
First liens	$1,168	$10	$1,039	$20
Junior liens and lines of credit	115	—	100	—
Total	1,283	10	1,139	20
Residential real estate - construction	476	—	478	—
Commercial real estate	12,043	102	12,104	218
Commercial	122	—	73	—
Total	$13,924	$112	$13,794	$238

The following table presents the aging of payments of the loan portfolio:

(Dollars in thousands)		Loans Past Due and Still Accruing					Total
	Current	30-59 Days	60-89 Days	90 Days+	Total	Non-Accrual	Loans
June 30, 2018
Residential Real Estate 1-4 Family
First liens	$151,803	$264	$141	$31	$436	$107	$152,346
Junior liens and lines of credit	48,351	148	7	23	178	—	48,529
Total	200,154	412	148	54	614	107	200,875
Residential real estate - construction	11,173	842	—	—	842	462	12,477
Commercial real estate	460,742	2,264	—	—	2,264	1,894	464,900
Commercial	280,600	79	150	—	229	3,231	284,060
Consumer	4,915	62	2	5	69	—	4,984
Total	$957,584	$3,659	$300	$59	$4,018	$5,694	$967,296

December 31, 2017
Residential Real Estate 1-4 Family
First liens	$157,247	$485	$534	$—	$1,019	$168	$158,434
Junior liens and lines of credit	50,202	139	30	—	169	—	50,371
Total	207,449	624	564	—	1,188	168	208,805
Residential real estate - construction	9,435	—	—	—	—	466	9,901
Commercial real estate	425,806	421	347	—	768	1,854	428,428
Commercial	291,221	111	—	—	111	187	291,519
Consumer	5,017	23	7	—	30	—	5,047
Total	$938,928	$1,179	$918	$—	$2,097	$2,675	$943,700

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

	Pass	Special Mention	Substandard	Doubtful
(Dollars in thousands)	(1-5)	(6)	(7)	(8)	Total

June 30, 2018
Residential Real Estate 1-4 Family
First liens	$151,677	$—	$669	$—	$152,346
Junior liens and lines of credit	48,506	—	23	—	48,529
Total	200,183	—	692	—	200,875
Residential real estate - construction	11,742	—	735	—	12,477
Commercial real estate	454,286	2,104	8,510	—	464,900
Commercial	280,059	—	4,001	—	284,060
Consumer	4,979	—	5	—	4,984
Total	$951,249	$2,104	$13,943	$—	$967,296

December 31, 2017
Residential Real Estate 1-4 Family
First liens	$157,395	$—	$1,039	$—	$158,434
Junior liens and lines of credit	50,371	—	—	—	50,371
Total	207,766	—	1,039	—	208,805
Residential real estate - construction	8,893	—	1,008	—	9,901
Commercial real estate	419,277	680	8,471	—	428,428
Commercial	289,916	—	1,603	—	291,519
Consumer	5,047	—	—	—	5,047
Total	$930,899	$680	$12,121	$—	$943,700

The following table presents information on the Bank’s Troubled Debt Restructuring (TDR) loans:

					Troubled Debt Restructurings
					Within the Last 12 Months
					That Have Defaulted
(Dollars in thousands)	Troubled Debt Restructurings				On Modified Terms
	Number of	Recorded			Number of	Recorded
	Contracts	Investment	Performing*	Nonperforming*	Contracts	Investment
June 30, 2018
Residential real estate - construction	1	$462	$—	$462	—	$—
Residential real estate	5	726	690	36	—	—
Commercial real estate	11	10,754	9,010	1,744	—	—
Total	17	$11,942	$9,700	$2,242	—	$—

December 31, 2017
Residential real estate - construction	1	$466	$466	$—	—	$—
Residential real estate	5	737	701	36	—	—
Commercial real estate	11	10,983	10,388	595	—	—
Total	17	$12,186	$11,555	$631	—	$—

*The performing status is determined by the loan’s compliance with the modified terms.

There were no new TDR loans during 2018 and 2017.

Note 7. Other Real Estate Owned

Changes in other real estate owned during the six months ended June 30, 2018 and 2017 were as follows:

	June 30,
(Dollars in thousands)	2018	2017
Balance at beginning of the period	$2,598	$4,915
Additions	105	—
Proceeds from dispositions	(32)	(1,751)
Loss on sales, net	—	—
Valuation adjustment	(6)	(49)
Balance at the end of the period	$2,665	$3,115

Note 8. Pension

The components of pension expense for the periods presented are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2018	2017	2018	2017
Components of net periodic cost:
Service cost	$90	$79	$180	$157
Interest cost	138	167	276	333
Expected return on plan assets	(279)	(268)	(558)	(536)
Recognized net actuarial loss	176	137	352	274
Net period cost	$125	$115	$250	$228

The Bank expects its pension expense to increase to approximately $500 thousand in 2018 compared to $459 thousand in 2017, due primarily to increases in interest costs and recognized net actuarial losses.  A pension contribution of $1.0 million was made in first quarter of 2018. The service cost component of pension expense is in the salaries and employee benefits line on the income statement.  All other cost components are in the other expense line on the income statement.

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

The fair value of the Corporation's financial instruments are as follows:

	June 30, 2018
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets, carried at cost:
Cash and cash equivalents	$29,470	$29,470	$29,470	$—	$—
Restricted stock	624	624	—	624	—
Loans held for sale	456	456		456
Net loans	954,814	923,118	—	—	923,118
Accrued interest receivable	4,068	4,068	—	4,068	—

Financial assets, available for sale
Debt securities	127,899	127,899	—	127,899	—

Financial assets, fair value
Equity securities	403	403	403	—	—

Financial liabilities:
Deposits	$1,057,680	$1,057,642	$—	$1,057,642	$—
Accrued interest payable	148	148	—	148	—
Off balance sheet financial instruments	—	—	—	—	—

	December 31, 2017
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$58,603	$58,603	$58,603	$—	$—
Investment securities available for sale	127,336	127,336	365	126,971	—
Restricted stock	456	456	—	45	—
Loans held for sale	442	442	—	442	—
Net loans	931,908	929,891	—	—	929,891
Accrued interest receivable	3,847	3,847	—	3,847	—

Financial liabilities:
Deposits	$1,047,181	$1,046,476	$—	$1,046,476	$—
Accrued interest payable	149	149	—	149	—

Recurring Fair Value Measurements

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2018 and December 31, 2017 are as follows:

(Dollars in Thousands	Fair Value at June 30, 2018
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities, at fair value	$403	$—	$—	$403

Available for sale:
U.S. Government and Agency securities	—	10,086	—	10,086
Municipal securities	—	62,025	—	62,025
Trust Preferred Securities	—	3,967	—	3,967
Agency mortgage-backed securities	—	48,995	—	48,995
Private-label mortgage-backed securities	—	861	—	861
Asset-backed securities	—	1,965	—	1,965
Total assets	$403	$127,899	$—	$128,302

(Dollars in Thousands)	Fair Value at December 31, 2017
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities	$365	$—	$—	$365
U.S. Government and Agency securities	—	11,472	—	11,472
Municipal securities	—	57,772	—	57,772
Trust Preferred Securities	—	5,817	—	5,817
Agency mortgage-backed securities	—	50,937	—	50,937
Private-label mortgage-backed securities	—	946	—	946
Asset-backed securities	—	27	—	27
Total assets	$365	$126,971	$—	$127,336

Investment securities:  Level 1 securities represent equity securities that are valued using quoted market prices form nationally recognized markets.  Level 2 securities represent debt securities that are valued using a mathematical model based upon the specific characteristics of a security in relationship to quoted prices for similar securities.

Nonrecurring Fair Value Measurements

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2018 and December 31, 2017 are as follows:

(Dollars in Thousands)
	Fair Value at June 30, 2018
Asset Description	Level 1	Level 2	Level 3	Total
Impaired Loans (1)	$—	$—	$2,219	$2,219
Total assets	$—	$—	$2,219	$2,219

(Dollars in Thousands)	Fair Value at December 31, 2017
Asset Description	Level 1	Level 2	Level 3	Total
Other real estate owned (1)	$—	$—	$90	$90
Total assets	$—	$—	$90	$90
(1)	Includes assets directly charged-down to fair value during the year-to-date period.

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

The Corporation did not record any liabilities at fair value for which measurement of the fair value was made on a nonrecurring basis at June 30, 2018. For financial assets and liabilities measured at fair value on a recurring basis, there were no transfers of financial assets or liabilities between Level 1 and Level 2 during the period ending June 30, 2018.

The following table presents additional quantitative information about Level 3 assets measured at fair value on a nonrecurring basis:

(Dollars in Thousands)	Quantitative Information about Level 3 Fair Value Measurements
				Range
June 30, 2018	Fair Value	Valuation Technique	Unobservable Input	(Weighted Average)
Impaired loans (1)	$2,219	Appraisal	Appraisal Adjustments (2)	25%-50% (46%)
			Cost to sell	0%-10% (8%)

December 31, 2017	Fair Value	Valuation Technique	Unobservable Input	Weighted Average
Other real estate owned (1)	$90	Appraisal	Cost to sell	8%

(1) Includes assets directly charged-down to fair value during the year-to-date period.
(2) Qualitative adjustments are discounts specific to each asset and are made as needed.

Note 10. Capital Ratios

Capital adequacy is currently defined by regulatory agencies through the use of several minimum required ratios.  In July 2013, Federal banking regulators approved the final rules from the Basel Committee on Banking Supervision for the regulation of capital requirements for bank holding companies and U.S banks, generally referred to as “Basel III.” The Basel III standards were effective for the Corporation and the Bank, effective January 1, 2015 (subject to a phase-in period for certain provisions).  Basel III imposes significantly higher capital requirements and more restrictive leverage and liquidity ratios than those previously in place.  The capital ratios to be considered “well capitalized” under Basel III are: (1) Common Equity Tier 1 (CET1) of 6.5%, (2) Tier 1 Leverage of 5%, (3) Tier 1 Risk-Based Capital of 8%, and (4) Total Risk-Based Capital of 10%.  The CET1 ratio is a new capital ratio under Basel III and the Tier 1 risk-based capital ratio of 8% has been increased from 6%. The rules also include changes in the risk weights of certain assets to better reflect credit and other risk exposures. In addition, a capital conservation buffer will be phased-in beginning January 1, 2016 at 0.625%,  1.25% for 2017, 1.875% for 2018 and 2.50% for 2019 and thereafter.  The capital conservation buffer will be applicable to all of the capital ratios except for the Tier1 Leverage ratio. The capital conservation buffer is equal to the lowest value of the three applicable capital ratios less the regulatory minimum for each respective capital measurement.  The Bank’s capital conservation buffer at June 30, 2018 was 6.51% (total risk-based capital 14.51% less 8.00%) compared to the 2018 regulatory buffer of 1.875%.  Compliance with the capital conservation buffer is required in order to avoid limitations to certain capital distributions.  As of June 30, 2018, the Bank was “well capitalized’ under the Basel III requirements and believes it would be “well capitalized” on a fully-phased in basis had such a requirement been in effect.

The following table summarizes regulatory capital information as of June 30, 2018 and December 31, 2017 for the Corporation and the Bank:

			Regulatory Ratios
			Adequately	Well
	June 30,	December 31,	Capitalized	Capitalized
(Dollars in thousands)	2018	2017	Minimum	Minimum

Common Equity Tier 1 Risk-based Capital Ratio (1)
Franklin Financial Services Corporation	13.25%	14.06%	4.500%	N/A
Farmers & Merchants Trust Company	13.13%	13.93%	4.500%	6.50%

Tier 1 Risk-based Capital Ratio (2)
Franklin Financial Services Corporation	13.25%	14.06%	6.000%	N/A
Farmers & Merchants Trust Company	13.13%	13.93%	6.000%	8.00%

Total Risk-based Capital Ratio (3)
Franklin Financial Services Corporation	14.51%	15.31%	8.000%	N/A
Farmers & Merchants Trust Company	14.39%	15.19%	8.000%	10.00%

Tier 1 Leverage Ratio (4)
Franklin Financial Services Corporation	9.32%	9.73%	4.000%	N/A
Farmers & Merchants Trust Company	9.24%	9.64%	4.000%	5.00%

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

Investment and Trust Service Fees - these represent fees from wealth management (assets under management), fees from the management and settlement of estates and commissions from the sale of investment and insurance products.

•

Asset management fees are generally assessed based on a tiered fee schedule, based on the value of assets under management, and are recognized monthly when the service obligation is completed. Fees recognized were  $2.6 million for the first half of 2018 and $1.3 million for the second quarter of 2018.

•

Fees for estate management services are based on the estimated fair value of the estate. These fees are generally recognized monthly over an 18 month period that Management has determined to represent the average time to fulfill the performance obligations of the contract. Management has the discretion to adjust this time period as needed based upon the nature and complexity of an individual estate. Fees recognized were $142 thousand for the first six months of 2018 and $81 thousand for the second quarter of 2018.

•

Commissions from the sale of investment and insurance products are recognized upon the completion of the transaction.  Fees recognized were $144 thousand for the first six months of 2018 and $76 thousand for the second quarter of 2018.

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

The Bank had the following outstanding commitments for the periods presented:

	June 30,	December 31,
(Dollars in thousands)	2018	2017
Financial instruments whose contract amounts represent credit risk
Commercial commitments to extend credit	$246,279	$249,526
Consumer commitments to extend credit (secured)	45,632	44,866
Consumer commitments to extend credit (unsecured)	5,626	5,668
	$297,537	$300,060
Standby letters of credit	$29,146	$28,630

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

Standby letters of credit are instruments issued by the Bank, which guarantee the beneficiary payment by the Bank in the event of default by the Bank’s customer in the nonperformance of an obligation or service.  Most standby letters of credit are extended for one-year periods.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank holds collateral supporting those commitments for which collateral is deemed necessary primarily in the form of certificates of deposit and liens on real estate. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  As of June 30, 2018, the Bank established a $2.4 million allowance against letters of credit issued to a commercial borrower that declared bankruptcy in the second quarter as a result of apparent fraudulent activities within the business.  For additional information see the Loan Quality section of Management’s Discussion and Analysis.  Except for the liability recorded for standby letters of credit, liabilities for credit loss associated with off-balance sheet commitments were not material at June 30, 2018 and December 31, 2017.

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

In management’s opinion, we do not anticipate, at the present time, that the ultimate aggregate liability, if any, arising out of all litigation to which the Corporation is a party will have a material adverse effect on our financial position.  We cannot now determine, however, whether or not any claim asserted against us, other than the Kalan case described below, will have a material adverse effect on our results of operations in any future reporting period, which will depend on, amount other things, the amount of loss resulting from the claim and the amount of income otherwise reported for the reporting period.  Thus, at June  30, 2018, we are unable to provide an evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss with respect to such other matters and, accordingly, have not yet established any specific accrual for such other matters, except in connection with the Kalan case described below.

No material proceedings are pending or are known to be threatened or contemplated against us by governmental authorities.

On July 31, 2018, the court entered an order granting final approval of the settlement agreements in the Kalan et al. v. Farmers and Merchants Trust Company of Chambersburg et al. (Case No. 2:15-CV-01435-WB) case filed against F&M Trust in the United States District Court for the Eastern District of Pennsylvania in March, 2015. Among other things, the order also dismissed the case against F&M Trust with prejudice; certified the settlement class; and, permanently enjoined the named plaintiffs and the members of the settlement class from asserting any further claims arising out of or related to the claims alleged or that could have been alleged in the case against F&M Trust. The settlement agreements provide for the Bank to make a settlement payment of $10 million in full and final settlement of all such claims.  The settlement agreements further provide for general releases by all parties.  F&M Trust made the settlement payment in May, 2018, in accordance with the court’s earlier order preliminarily approving the settlement agreements.  The settlement payment was funded out of available assets.  The Corporation previously accrued the $10 million settlement payment in the Kalan case as an expense for the year ended December 31, 2017.

Management’s Discussion and Analysis of Results of Operations and Financial Condition

For the Three and Six Months Ended June  30, 2018 and 2017

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

Results of Operations

Results for both the second quarter and six months ended June 30, 2018 were affected by impairment charges on a loan participation (the Participation) that was initially reported in our current report on Form 8-K filed May 31, 2018.  The Participation represented the Bank’s portion of loans and off-balance sheet items to a single, large commercial lending relationship with the lead bank.  The impairment is believed to be the result of fraudulent activities believed to be perpetrated by one or more of the executives and personnel employed by the borrower.

During the second quarter, $8.7 million of the Participation was charged-off resulting in an increase in the provision for loan loss expense to replenish the allowance for loan losses.  In addition, a $2.4 million noninterest expense was recorded to establish a reserve for existing off-balance sheet commitments related to the Participation.  The impairment charges had a significant effect on various performance measurements for the quarter and year-to-date period.  For additional information on the Participation, please refer to the Loan Quality discussion.

Year-to-Date Summary

Reported a net loss of $5.2 million for the second quarter and a net loss of $1.7 million year-to-date

•	Net interest income increased $751 thousand quarter over quarter and $1.5 million year-to-date due to the growth in interest income from the loan portfolio.
•	The provision for loan losses increased $9.1 million quarter over quarter and $9.2 million year-to-date due to the previously mentioned charge-off.
•	Noninterest income increased $66 thousand quarter over quarter and $288 thousand year-to-date primarily from asset management fees in the Bank’s Investment and Trust Services department.
•

Noninterest expense increased $3.0 million quarter over quarter and $3.7 million year-to-date primarily from increases in salaries and benefits and the off-balance sheet reserve expense for the Participation.

Total assets were $1.178 billion at June 30, 2018, a decrease of $2.3 million from the 2017 year-end balance of $1.180 billion

•	The loan portfolio increased approximately $24 million net of the Participation charge-off.
•	Deposits increased $10.5 million (1.0%) year-to-date, primarily in municipal non-maturity deposits.
•	Retained earnings decreased $4.0 million, mainly the result of the Corporation’s net year-to-date loss of $1.7 million and the year-to-date cash dividend of $2.2 million.

Key performance ratios as of, or for the six months ended June 30, 2018 and 2017 and the year ended December 31, 2017 are listed below:

	June 30,	December 31,	June 30,
	2018	2017	2017
(Dollars in thousands, except per share)

Balance Sheet Highlights
Total assets	$1,177,541	$1,179,813	$1,134,655
Investment and equity securities	128,302	127,336	136,036
Loans, net	954,814	931,908	890,107
Deposits	1,057,680	1,047,181	1,007,378
Shareholders' equity	111,172	115,144	122,360

Summary of Operations
Interest income	$21,541	$39,885	$19,483
Interest expense	1,749	2,491	1,171
Net interest income	19,792	37,394	18,312
Provision for loan losses	9,329	670	170
Net interest income after provision for loan losses	10,463	36,724	18,142
Noninterest income	6,369	12,189	6,081
Noninterest expense	19,837	43,172	16,118
(Loss) income before income taxes	(3,005)	5,741	8,105
Federal income tax (benefit) expense	(1,326)	3,565	1,743
Net (loss) income	$(1,679)	$2,176	$6,362

Performance Measurements
Return on average assets*	-0.29%	0.19%	1.13%
Return on average equity*	-2.89%	1.80%	10.75%
Return on average tangible equity (1)*	-3.13%	1.94%	11.64%
Efficiency ratio (1)	73.96%	82.59%	62.77%
Net interest margin*	3.75%	3.72%	3.72%

Shareholders' Value (per common share)
Diluted earnings per share	$(0.38)	$0.50	$1.46
Basic earnings per share	(0.38)	0.50	1.47
Regular cash dividends declared	0.51	0.93	$0.45
Book value	25.36	26.44	28.19
Tangible book value (1)	23.31	24.37	26.12
Market value	34.25	37.36	32.00
Market value/book value ratio	135.06%	141.30%	113.52%
Price/earnings multiple*	N/A	74.72	10.88
Current dividend yield*	3.15%	2.49%	3.00%
Dividend payout ratio	-132.58%	185.25%	30.57%

Safety and Soundness
Risk-based capital ratio (Total)	14.51%	15.31%	16.25%
Leverage ratio (Tier 1)	9.32%	9.73%	10.31%
Common equity ratio (Tier 1)	13.25%	14.06%	14.99%
Nonperforming loans/gross loans	0.59%	0.28%	0.35%
Nonperforming assets/total assets	0.71%	0.45%	0.55%
Allowance for loan losses as a % of loans	1.29%	1.25%	1.25%
Net (recoveries) loan charge-offs/average loans*	1.82%	-0.01%	-0.10%

Assets under Management
Trust assets under management (fair value)	$695,860	$686,941	$652,862
Held at third-party brokers (fair value)	134,366	158,145	150,800

*Annualized

(1)   See the section titled “GAAP versus Non-GAAP Presentation” that follows.

GAAP versus non-GAAP Presentations – The Corporation supplements its traditional GAAP measurements with certain non-GAAP measurements to evaluate its performance and to eliminate the effect of intangible assets.  By eliminating intangible assets (Goodwill), the Corporation believes it presents a measurement that is comparable to companies that have no intangible assets or to companies that have eliminated intangible assets in similar calculations. However, not all companies may use the same calculation method for each measurement. The non-GAAP measurements are not intended to be used as a substitute for the related GAAP measurements. The following table shows the calculation of the non-GAAP measurements.

(Dollars in thousands, except per share)	Six Months Ended	Twelve Months Ended	Six Months Ended
	June 30, 2018	December 31, 2017	June 30, 2017
Return on Tangible Equity (non-GAAP)
Net income	$(1,679)	$2,176	$6,362

Average shareholders' equity	116,194	120,993	118,373
Less average intangible assets	(9,016)	(9,016)	(9,016)
Average shareholders' equity (non-GAAP)	107,178	111,977	109,357

Return on average tangible equity (non-GAAP)	-3.13%	1.94%	11.64%

Tangible Book Value (per share) (non-GAAP)
Shareholders' equity	$111,172	$115,144	$122,360
Less intangible assets	(9,016)	(9,016)	(9,016)
Shareholders' equity (non-GAAP)	102,156	106,128	113,344

Shares outstanding (in thousands)	4,383	4,355	4,340

Tangible book value (non-GAAP)	23.31	24.37	26.12

Efficiency Ratio
Noninterest expense	$19,837	$43,172	$16,118

Net interest income	19,792	37,394	18,312
Plus tax equivalent adjustment to net interest income	751	2,690	1,285
Plus noninterest income, net of securities transactions	6,279	12,186	6,079
Total revenue	26,822	52,270	25,676

Efficiency ratio	73.96%	82.59%	62.77%

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

Comparison of the three months ended June 30, 2018 to the three months ended June 30, 2017:

Tax equivalent net interest income increased $470 thousand to $10.5 million in the second quarter of 2018 compared to $10.0 million in the same period in 2017.  Balance sheet volume contributed $527 thousand to this increase offset by a $57 thousand decrease due to changes in rates.  Due to the lower corporate tax rate, the benefit of tax-exempt income was less in 2018 as compared to 2017.

The following table presents average balances, tax-equivalent (T/E) interest income, and yields earned or rates paid on the assets or liabilities.  All nontaxable interest income has been adjusted to a tax-equivalent basis using a tax rate of 21% for 2018 and 34% for 2017.

	For the Three Months Ended June 30,
	2018			2017

	Average	Income or	Average	Average	Income or	Average
(Dollars in thousands)	balance	expense	yield/rate	balance	expense	yield/rate

Interest-earning assets:
Interest-bearing obligations of other
banks and federal funds sold	$21,719	$100	1.85%	$29,614	$88	1.19%
Investment securities:
Taxable	84,945	532	2.51%	91,167	525	2.31%
Tax Exempt	47,438	372	3.13%	44,494	429	3.86%
Investments	132,383	904	2.74%	135,661	954	2.82%
Loans:
Commercial, industrial and agricultural	814,206	8,817	4.30%	754,164	7,943	4.17%
Residential mortgage	70,404	720	4.09%	75,147	745	3.97%
Home equity loans and lines	68,963	818	4.76%	71,368	815	4.58%
Consumer	5,062	77	6.10%	4,656	58	5.00%
Loans	958,635	10,432	4.33%	905,335	9,561	4.19%
Total interest-earning assets	1,112,737	$11,436	4.12%	1,070,610	$10,603	3.97%
Other assets	63,883			63,074
Total assets	$1,176,620			$1,133,684

Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$298,987	$220	0.30%	$277,619	$89	0.13%
Money Management	405,167	529	0.52%	410,610	364	0.36%
Savings	83,171	76	0.37%	79,218	30	0.15%
Time	68,105	127	0.75%	73,094	107	0.59%
Total interest-bearing deposits	855,430	952	0.45%	840,541	590	0.28%

Other borrowings	392	2	2.14%	11	—	1.06%
Total interest-bearing liabilities	855,822	954	0.45%	840,552	590	0.28%
Noninterest-bearing deposits	192,403			168,005
Other liabilities	11,151			5,384
Shareholders' equity	117,244			119,743
Total liabilities and shareholders' equity	$1,176,620			$1,133,684
T/E net interest income/Net interest margin		10,482	3.78%		10,013	3.75%
Tax equivalent adjustment		(383)			(665)
Net interest income		$10,099			$9,348

Provision for Loan Losses

Provision for loan loss expense for the second quarter was $9.1 million, compared to $50 thousand in 2017.  The increase in the provision expense was due to a large commercial loan charge-off. For more information refer to the Loan Quality and Allowance for Loan Losses discussion in the Financial Condition section.

Noninterest Income

For the second quarter of 2018, noninterest income increased $66 thousand from the same period in 2017.  Investment and trust service fees increased due to growth in assets under management and a larger number of estates under management compared to the same period in 2017. Loan service charges decreased as 2017 included $160 thousand of past due fees collected from a large pay-off on a nonaccrual loan.  Debit card income was higher due to an increase in volume.  The change in the fair value of equity investments recorded through income was a loss of $7 thousand.  In 2017 the change in fair value of equity investments was recorded through other comprehensive income.

The following table presents a comparison of noninterest income for the three months ended June 30, 2018 and 2017:

	For the Three Months Ended
	June 30,		Change
(Dollars in thousands)	2018	2017	Amount	%
Noninterest Income
Investment and trust services fees	$1,464	$1,342	$122	9.1
Loan service charges	217	309	(92)	(29.8)
Deposit service charges and fees	574	585	(11)	(1.9)
Other service charges and fees	353	332	21	6.3
Debit card income	417	362	55	15.2
Increase in cash surrender value of life insurance	129	131	(2)	(1.5)
Debt securities gains, net	52	—	52	N/A
Change in fair value of equity securities	(7)	—	(7)	N/A
Other	22	94	(72)	(76.6)
Total noninterest income	$3,221	$3,155	$66	2.1

Noninterest Expense

Noninterest expense for the second quarter of 2018 increased $3.0 million compared to the same period in 2017.  The increase in salaries and benefits was primarily due to an increase in salary expense ($316 thousand) from merit increases and increased staffing levels, offset by a decrease in profit-sharing expense ($75 thousand) and a decrease in incentive plan expense ($36 thousand) compared to the same period in 2017.  Legal and professional increased due to the resolution of the Kalan lawsuit more thoroughly described in Part II, Item 1. Legal Proceedings.  Data processing fees increased due to the implementation of new software.  FDIC insurance increased due to a change in the ratios used to calculate the expense.  The off-balance sheet reserve of $2.4 million is discussed in the Loan Quality section of Management’s Discussion and Analysis.  Other expense increased due to search fees for new and existing positions.

The following table presents a comparison of noninterest expense for the three months ended June 30, 2018 and 2017:

	For the Three Months Ended
(Dollars in thousands)	June 30,		Change
Noninterest Expense	2018	2017	Amount	%
Salaries and benefits	$5,096	$4,835	$261	5.4
Occupancy, furniture and equipment, net	787	761	26	3.4
Advertising	341	294	47	16.0
Legal and professional	442	381	61	16.0
Data processing	604	535	69	12.9
Pennsylvania bank shares tax	234	243	(9)	(3.7)
FDIC insurance	164	93	71	76.3
ATM/debit card processing	237	222	15	6.8
Foreclosed real estate	41	13	28	215.4
Telecommunications	124	102	22	21.6
Provision for credit losses on off-balance sheet exposures	2,361	—	2,361	N/A
Other	757	682	75	11.0
Total noninterest expense	$11,188	$8,161	$3,027	37.1

Provision for Income Taxes

For the second quarter, the Corporation recorded a Federal income tax benefit of $1.8 million compared to $950 thousand tax expense for the same quarter in 2017.   The tax benefit was the result of a pre-tax loss due to the large provision for loan loss expense and the increase in non-interest expense as discussed.  The effective tax rate for the second quarter of 2017 was 22.1%. The federal statutory tax rate is 21% for 2018 and was 34% in 2017.

Comparison of the six months ended June 30, 2018 to the six months ended June 30, 2017:

Tax equivalent net interest income increased $946 thousand to $20.5 million in the first half of 2018 compared to $19.6 million in the same period in 2017.  Balance sheet volume contributed $966 thousand to this increase offset by a $20 thousand decrease due to changes in rates.  Due to the lower corporate tax rate, the benefit of tax-exempt income was less in 2018 as compared to 2017.

The following table presents average balances, tax-equivalent (T/E) interest income, and yields earned or rates paid on the assets or liabilities.  All nontaxable interest income has been adjusted to a tax-equivalent basis using a tax rate of 21% for 2018 and 34% for 2017.

	For the Six Months Ended June 30,
	2018			2017

	Average	Income or	Average	Average	Income or	Average
(Dollars in thousands)	balance	expense	yield/rate	balance	expense	yield/rate

Interest-earning assets:
Interest-bearing obligations of other
banks and federal funds sold	$25,577	$218	1.72%	$25,199	$149	1.19%
Investment securities:
Taxable	85,859	1,051	2.47%	92,957	1,070	2.32%
Tax Exempt	45,854	716	3.12%	45,423	880	3.88%
Investments	131,713	1,767	2.71%	138,380	1,950	2.84%
Loans:
Commercial, industrial and agricultural	800,984	17,078	4.25%	745,665	15,432	4.12%
Residential mortgage	71,162	1,453	4.08%	75,826	1,499	3.95%
Home equity loans and lines	70,186	1,626	4.67%	71,833	1,614	4.53%
Consumer	5,069	150	5.97%	4,686	124	5.34%
Loans	947,401	20,307	4.28%	898,010	18,669	4.14%
Total interest-earning assets	1,104,691	$22,292	4.07%	1,061,589	$20,768	3.95%
Other assets	63,366			63,021
Total assets	$1,168,057			$1,124,610

Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$290,252	$397	0.28%	$266,740	$167	0.13%
Money Management	410,830	972	0.48%	416,401	729	0.35%
Savings	81,720	132	0.33%	78,059	50	0.13%
Time	69,769	246	0.71%	73,590	210	0.58%
Total interest-bearing deposits	852,571	1,747	0.41%	834,790	1,156	0.28%

Other borrowings	208	2	2.13%	3,720	15	0.82%
Total interest-bearing liabilities	852,779	1,749	0.41%	838,510	1,171	0.28%
Noninterest-bearing deposits	184,794			162,566
Other liabilities	14,290			5,161
Shareholders' equity	116,194			118,373
Total liabilities and shareholders' equity	$1,168,057			$1,124,610
T/E net interest income/Net interest margin		20,543	3.75%		19,597	3.72%
Tax equivalent adjustment		(751)			(1,285)
Net interest income		$19,792			$18,312

Provision for Loan Losses

Provision for loan loss expense for the first half of 2018 was $9.3 million, compared to $170 thousand in 2017.  The increase in the provision expense was due to a large commercial loan charge-off. For more information refer to the Loan Quality and Allowance for Loan Losses discussion in the Financial Condition section.

Noninterest Income

For the first half of 2018, noninterest income increased $288 thousand from the same period in 2017.  Investment and trust service fees increased due to growth in assets under management and a larger number of estates under management.  Debit card income increased due to higher volume.  Gains on the sale of debit securities was $52 thousand compared to $2 thousand in the same period in 2017.  The change in the fair value of equity investments recorded through income was $38 thousand.  In 2017 the change in fair value of equity investments was recorded through other comprehensive income.

The following table presents a comparison of noninterest income for the six months ended June 30, 2018 and 2017:

	For the Six Months Ended
	June 30,		Change
(Dollars in thousands)	2018	2017	Amount	%
Noninterest Income
Investment and trust services fees	$2,861	$2,637	$224	8.5
Loan service charges	449	455	(6)	(1.3)
Deposit service charges and fees	1,148	1,178	(30)	(2.5)
Other service charges and fees	686	656	30	4.6
Debit card income	802	738	64	8.7
Increase in cash surrender value of life insurance	257	262	(5)	(1.9)
Debt securities gains, net	52	2	50	2,500.0
Change in fair value of equity securities	38	—	38	N/A
Other	76	153	(77)	(50.3)
Total noninterest income	$6,369	$6,081	$288	4.7

Noninterest Expense

Noninterest expense for the first half of 2018 increased $3.7 million compared to the same period in 2017.  The increase in salaries and benefits was primarily due to an increase in salary expense ($566 thousand) from merit increases and increased staffing levels and employer taxes ($58 thousand) compared to the same period in 2017.  Advertising increased due to digital marketing initiatives and projects.  Legal and professional increased due to the resolution of the Kalan lawsuit more thoroughly described in Part II, Item 1. Legal Proceedings. Data processing fees increased due to the implementation of new software. FDIC insurance increased due to an increase in the ratios used to calculate the expense. The off-balance sheet reserve of $2.4 million is discussed in the Loan Quality section of Management’s Discussion and Analysis. Other expense increased due to search fees for new and existing positions.

The following table presents a comparison of noninterest expense for the six months ended June 30, 2018 and 2017:

	For the Six Months Ended
(Dollars in thousands)	June 30,		Change
Noninterest Expense	2018	2017	Amount	%
Salaries and employee benefits	$10,082	$9,426	$656	7.0
Occupancy, furniture and equipment, net	1,602	1,576	26	1.6
Advertising	768	541	227	42.0
Legal and professional	771	671	100	14.9
Data processing	1,200	1,076	124	11.5
Pennsylvania bank shares tax	473	486	(13)	(2.7)
FDIC insurance	293	199	94	47.2
ATM/debit card processing	476	440	36	8.2
Foreclosed real estate	55	71	(16)	(22.5)
Telecommunications	232	202	30	14.9
Provision for credit losses on off-balance sheet exposures	2,361	—	2,361	N/A
Other	1,524	1,430	94	6.6
Total noninterest expense	$19,837	$16,118	$3,719	23.1

Provision for Income Taxes

For the first half of 2018, the Corporation recorded a Federal income tax benefit of $1.3 million compared to $1.7 million tax expense for the same quarter in 2017. The tax benefit was the result of a pre-tax loss due to the large provision for loan loss expense and the increase in non-interest expense as previously discussed.  The effective tax rate for the first half of 2017 was 21.5%. The federal statutory tax rate is 21% for 2018 and was 34% in 2017.

Financial Condition

Cash and Cash Equivalents:

Cash and cash equivalents totaled $29.5 million at June 30, 2018, a decrease of $29.1 million from the prior year-end balance of $58.6 million. The decrease was mainly due to the pay-out of the $10 million Kalan settlement and balances from interest-bearing deposits being reinvested in the loan portfolio. Interest-bearing deposits are held primarily at the Federal Reserve ($9.2 million) and in short-term bank owned certificates of deposit ($5.5 million).

Investment Securities:

AFS Securities

The AFS securities portfolio has increased $2.2 million on a cost basis, since year-end 2017. The composition of the portfolio has remained consistent with municipal securities and U.S. Agency mortgage-backed securities comprising the greatest portion of the portfolio at approximately 48% and 38% of the portfolio fair value, respectively.  The average life of the portfolio was 3.80 years.

The AFS securities portfolio had a net unrealized loss of $1.4 million at June 30, 2018 compared to a net unrealized loss of $47 thousand (excluding equity securities) at the prior year-end. The increase in the unrealized loss is due primarily to the change in interest rates.  The portfolio averaged $131.7 million with a yield of 2.71% for the first six months of 2018. This compares to an average of $138.4 million and a yield of 2.84% for the same period in 2017.

The Bank holds only one equity security, a Pennsylvania community bank. The municipal bond portfolio is well diversified geographically (issuers from within 28 states) and is comprised primarily of general obligation bonds (70%).  Many municipal bonds have credit enhancements in the form of private bond insurance or other credit support. The largest geographic municipal bond exposure is in the states of Texas (14.4%), Washington (10.6%), and Ohio (8.4%).  The average rating of the municipal portfolio from Moody’s is AA.  No municipal bonds are rated below investment grade.

The holdings of trust preferred investments have declined $1.9 million in book value since prior year-end due to the payoff of two bonds.  The private-label mortgage-backed securities (PLMBS) are unchanged since year-end and are detailed in separate tables.

The amortized cost and estimated fair value of AFS securities available for sale as of June 30, 2018 and December 31, 2017 is as follows:

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
June 30, 2018	cost	gains	losses	value
U.S. Government and Agency securities	$10,202	$16	$(132)	$10,086
Municipal securities	62,430	304	(709)	62,025
Trust preferred securities	4,064	—	(97)	3,967
Agency mortgage-backed securities	49,874	63	(942)	48,995
Private-label mortgage-backed securities	796	65	—	861
Asset-backed securities	1,967	—	(2)	1,965
	$129,333	$448	$(1,882)	$127,899

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
December 31, 2017	cost	gains	losses	value
Equity securities	$164	$201	$—	$365
U.S. Government and Agency securities	11,451	64	(43)	11,472
Municipal securities	57,374	650	(252)	57,772
Trust preferred securities	6,000	—	(183)	5,817
Agency mortgage-backed securities	51,307	197	(567)	50,937
Private-label mortgage-backed securities	858	88	—	946
Asset-backed securities	28	—	(1)	27
	$127,182	$1,200	$(1,046)	$127,336

The AFS securities portfolio contained 177 securities with $96 million of temporarily impaired fair value and $1.9 million in unrealized losses at June 30, 2018. The total unrealized loss position has increased from a $1.0 million unrealized loss at year-end 2017.

For securities with an unrealized loss, Management applies a systematic methodology in order to perform an assessment of the potential for other-than-temporary impairment.  In the case of debt securities, investments considered for other-than-temporary impairment: (1) had a specified maturity or repricing date; (2) were generally expected to be redeemed at par, and (3) were expected to achieve a recovery in market value within a reasonable period of time. In addition, the Bank considers whether it intends to sell these securities or whether it will be forced to sell these securities before the earlier of amortized cost recovery or maturity. The impairment identified on debt securities and subject to assessment at June 30, 2018, was deemed to be temporary and required no further adjustments to the financial statements, unless otherwise noted.

 The following table reflects temporary impairment in the AFS securities portfolio, aggregated by investment category, length of time that individual securities have been in a continuous unrealized loss position and the number of securities in each category as of June 30, 2018 and December 31, 2017:

	June 30, 2018
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Government and Agency securities	$6,061	$(92)	8	$3,066	$(40)	9	$9,127	$(132)	17
Municipal securities	29,373	(421)	44	7,839	(288)	15	37,212	(709)	59
Trust preferred securities	2,765	(64)	3	920	(33)	1	3,685	(97)	4
Agency mortgage-backed securities	24,530	(375)	50	19,501	(567)	43	44,031	(942)	93
Asset-backed securities	1,959	(1)	3	4	(1)	1	1,963	(2)	4
Total temporarily impaired securities	$64,688	$(953)	108	$31,330	$(929)	69	$96,018	$(1,882)	177

	December 31, 2017
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Government and Agency securities	$2,315	$(11)	5	$3,528	$(32)	10	$5,843	$(43)	15
Municipal securities	13,767	(89)	22	7,507	(163)	14	21,274	(252)	36
Trust preferred securities	1,216	(12)	2	4,601	(171)	5	5,817	(183)	7
Agency mortgage-backed securities	16,287	(129)	29	20,563	(438)	39	36,850	(567)	68
Asset-backed securities	—	—	—	4	(1)	1	4	(1)	1
Total temporarily impaired securities	$33,585	$(241)	58	$36,203	$(805)	69	$69,788	$(1,046)	127

The unrealized loss in the municipal bond portfolio increased to $709 thousand from $252 thousand at December 31, 2017 as interest rates rose during the quarter.  There are fifty-nine securities in this portfolio with an unrealized loss and the loss in this portfolio is deemed to be non-credit related and no other-than-temporary impairment charges have been recorded.

The trust preferred portfolio contains four securities with a fair value of $3.7 million and an unrealized loss of $97 thousand.  The trust-preferred securities held by the Bank are single entity issues, not pooled trust preferred securities.  Therefore, the impairment review of these securities is based only on the issuer and the security cannot be impaired by the performance of other issuers as if it was a pooled trust-preferred bond. All of the Bank’s trust preferred securities are single issue, variable rate notes with long maturities (2027 – 2028).  None of these bonds have suspended or missed a dividend payment. At June 30, 2018, the Bank believes it will be able to collect all interest and principal due on these bonds and no other-than-temporary-impairment charges were recorded.

Equity securities at Fair Value

The Corporation owns one equity investment. At June 30, 2018, this investment was reported at fair value ($403 thousand) with changes in value reported through income.  At December 31, 2017, this investment was reported at fair value with changes in value recorded through other comprehensive income.

Restricted Stock at Cost

 The Bank held $624 thousand of restricted stock at June 30, 2018.  Except for $30 thousand, this investment represents stock in FHLB Pittsburgh. The Bank is required to hold this stock to be a member of FHLB and it is carried at cost of $100 per share. The level of FHLB stock held is determined by FHLB and is comprised of a minimum membership amount plus a variable activity amount. FHLB stock is evaluated for impairment primarily based on an assessment of the ultimate recoverability of its cost. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support its operations.  There is not a public market for FHLB stock and the benefits of FHLB membership (e.g., liquidity and low cost funding) add value to the stock beyond purely financial measures. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment.

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

Total residential real estate loans decreased $7.9 million over 2017, primarily due to pay downs.  For the first six months of 2018, the Bank originated and sold $9.8 million in mortgages for a fee through a third party brokerage agreement. The Bank does not originate or hold any loans that would be considered sub-prime or Alt-A, and does not generally originate mortgages outside of its primary market area.

Residential real estate construction:  The largest component of this category represents loans to residential real estate developers ($9.2 million), while loans for individuals to construct personal residences totaled $3.3 million at June 30, 2018.  The Bank’s exposure to residential construction loans is concentrated primarily in south central Pennsylvania. Real estate construction loans, including residential real estate and land development loans, occasionally provide an interest reserve in order to assist the developer during the development stage when minimal cash flow is generated. All real estate construction loans are underwritten in the same manner, regardless of the use of an interest reserve.

At June  30, 2018, the Bank had $29.8 million in real estate construction loans funded with an interest reserve and capitalized $405 thousand of interest in 2018 from these reserves on active projects.  These loans were comprised of $2.2 million in residential construction and $27.6 million in commercial construction ($22.8 million reported in the commercial real estate category and $4.8 million reported in the commercial category).  Real estate construction loans are monitored on a regular basis by either an independent third party inspector or the assigned loan officer depending on loan amount or complexity of the project. This monitoring process includes at a minimum, the submission of invoices and AIA documents (depending on the complexity of the project) detailing costs incurred by the borrower, on-site inspections, and a signature by the assigned loan officer for disbursement of funds.

Commercial real estate (CRE): This category includes commercial, industrial, farm and agricultural loans, where real estate serves as the primary collateral for the loans. Total commercial real estate loans increased to $464.9 million from $428.4 million at the end of 2017, an increase of $36.5 million.  The increase was primarily in hotels and motels ($17.7 million) partially offset by pay-off of $3.5 million of a participation loan.    The largest sectors (by collateral) in the commercial real estate category are: hotels and motels ($67.3 million), office buildings ($59.7 million), land development ($50.1 million), manufacturing facilities ($39.1 million) and auto dealerships ($34.1 million). The Bank has $71.5 million in participated CRE loans at June 30, 2018.

Commercial (C&I):  This category includes commercial, industrial, farm, agricultural, and municipal loans.  C&I loans decreased $7.5 million to $284.1 million at June 30, 2018, compared to $291.5 million at the end of 2017, primarily due to an $8.7 million loan charge-off discussed in more detail in the Loan Quality section below. At  June  30, 2018, the Bank had approximately $176 million in tax-free loans in the C&I portfolio.  The largest sectors (by industry) in the commercial C&I category are: public administration ($82.2 million), utilities ($35.6 million), educational services ($28.9 million) and health care ($19.5 million).  At June 30, 2018, the Bank held $111.3 million in purchased loan participations in its C&I portfolio, a decrease of $4.0 million from December 31, 2017.  The balance of C&I participated loans at June 30, 2018 was $39.2 million.  The Bank expects that commercial lending will continue to be the primary area of loan growth in the future via in-market lending.

Consumer loans: This category remained unchanged over year-end and is mainly comprised of unsecured personal lines of credit.

The following table presents a summary of loans outstanding, by class as of:

	June 30,	December 31,	Change
(Dollars in thousands)	2018	2017	Amount	%
Residential Real Estate 1-4 Family
Consumer first liens	$90,479	$97,159	$(6,680)	(6.9)
Commercial first lien	61,867	61,275	592	1.0
Total first liens	152,346	158,434	(6,088)	(3.8)

Consumer junior liens and lines of credit	43,038	45,043	(2,005)	(4.5)
Commercial junior liens and lines of credit	5,491	5,328	163	3.1
Total junior liens and lines of credit	48,529	50,371	(1,842)	(3.7)
Total residential real estate 1-4 family	200,875	208,805	(7,930)	(3.8)

Residential real estate - construction
Consumer	3,269	1,813	1,456	80.3
Commercial	9,208	8,088	1,120	13.8
Total residential real estate construction	12,477	9,901	2,576	26.0

Commercial real estate	464,900	428,428	36,472	8.5
Commercial	284,060	291,519	(7,459)	(2.6)
Total commercial	748,960	719,947	29,013	4.0

Consumer	4,984	5,047	(63)	(1.2)
	967,296	943,700	23,596	2.5
Less: Allowance for loan losses	(12,482)	(11,792)	(690)	5.9
Net Loans	$954,814	$931,908	$22,906	2.5

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

Significant Impairment. During the second quarter the Bank recorded a material impairment charge on a $14.4 million loan participation (the Participation). The impairment charge was initially reported on the Corporation’s current report on Form 8-K filed on May 31, 2018.  The Participation represented the Bank’s portion of loans and off-balance sheet commitments (letters-of-credit) to a single, large commercial lending relationship with the lead bank.  During the second quarter, the Bank was notified by the lead lender, another Pennsylvania bank, that the loan relationship had become impaired due to fraudulent activities believed to be perpetrated by one of more of the executives and personnel employed by the borrower.  The Bank is one of four Pennsylvania banks affected by the loan impairment. The impairment resulted in the Bank charging-off loans totaling $8.7 million. This total included a complete charge-off on a $1.3 million loan and a partial charge-off of $7.4 million on another loan. At June 30, 2018, the remaining balance on three loans in the Participation was $3.1 million.  A specific reserve of $225 thousand has been established for one of these loans.

The Bank also has $2.4 million in off-balance sheet exposure through letters-of-credit it issued for the benefit of the borrower. A $2.4 million reserve (reported in other liabilities and other expense) was established for these commitments.

The borrower has ceased operation and filed for bankruptcy.  The impairment charges recorded during the quarter represent the Banks’s best estimate of its losses based upon what is currently known. The impairment charges had a significant effect on various loan quality measures including: impaired loans, nonaccrual loans, provision for loan loss expense, and net-charge offs.

Watch list loans exhibit financial weaknesses that increase the potential risk of default or loss to the Bank. However, inclusion on the watch list, does not by itself, mean a loss is certain. The watch list totaled $16.0 million at quarter end, compared to $13.3 million at June 30, 2017 and includes both performing and nonperforming loans.  It is comprised entirely of loans rate 6-Special Mention and 7- Substandard. The increase in the watch list total is the result of a $3.2 million increase in substandard commercial loans from the Participation (rated 7-Substandard). The Bank has no loans rated 8-Doubtful or 9-Loss. Included in the substandard total are $5.7 million of nonaccrual loans.  The Participation accounted for the increase in nonaccrual loans. The watch list totaled $12.8 million at December 31, 2017. The credit composition of the portfolio, by primary collateral is shown in Note 6 of the accompanying financial statements.

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

The Bank’s Loan Management Committee reviews these loans and risk ratings on a quarterly basis in order to proactively identify and manage problem loans. In addition, a committee meets monthly to discuss possible workout strategies for OREO and all credits rated 7-Substandard or worse. Management also tracks other commercial loan risk measurements including high loan to value loans, concentrations, participations and policy exceptions and reports these to the Credit Risk Oversight Committee of the Board of Directors. The Bank also uses a third-party consultant to assist with internal loan review with a goal of reviewing 60% of commercial loans each year. The FDIC defines certain supervisory loan-to-value lending limits.  The Bank’s internal loan–to-value limits are all equal to, or have a lower loan-to-value limit, than the supervisory limits. However, in certain instances, the Bank may make a loan that exceeds the supervisory loan-to-value limit.  At June 30, 2018 the Bank had loans of $20.7 million (2.3% of gross loans) that exceeded the supervisory limit, compared to 3.2% at year-end 2017.

Loan quality has declined since year-end 2017, as the balance of nonperforming loans has increased, primarily the result of moving the Participation loans to nonaccrual.   Potential problem loans, defined as watch list loans less loans on nonaccrual or past due more than 90 days at June 30, 2018 totaled $10.3 million compared to $10.1 million at year-end 2017.  See Note 7 in the accompanying financial statements for additional information about OREO.

The following table presents a summary of nonperforming assets as of:

	June 30,	December 31,
(Dollars in thousands)	2018	2017

Nonaccrual loans
Residential Real Estate 1-4 Family
First liens	$107	$168
Junior liens and lines of credit	—	—
Total	107	168
Residential real estate - construction	462	466
Commercial real estate	1,894	1,854
Commercial	3,231	187
Total nonaccrual loans	5,694	2,675

Loans past due 90 days or more and still accruing
First liens	31	—
Junior liens and lines of credit	23	—
Total	54	—
Consumer	5	—
Total loans past due 90 days or more and still accruing	59	—

Total nonperforming loans	5,753	2,675

Other real estate owned	2,665	2,598
Total nonperforming assets	$8,418	$5,273

Nonperforming loans to total gross loans	0.59%	0.28%
Nonperforming assets to total assets	0.71%	0.45%
Allowance for loan losses to nonperforming loans	216.97%	440.82%

The following table identifies the most significant loans in nonaccrual status. These two nonaccrual loans account for 83% of the total nonaccrual balance.

(Dollars in thousands)
		ALL	Nonaccrual	TDR			Collateral
	Balance	Reserve	Date	Status	Collateral	Location	Value

Credit 1	$1,614	$—	Mar-12	Y	1st and 2nd liens on commercial real estate, residential real estate and business assets	PA	$3,914
Credit 2	3,133	225	May-18	N	1st lien commercial real estate and business assets	PA	$3,313
	$4,747	$225

Credit 1 is a TDR that is now delinquent under the modified terms. Credit 2 is the Participation.

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

In accordance with financial accounting standards, TDR loans are always considered impaired until they are paid off or in certain circumstances, refinanced.  However, an impaired TDR loan can be a performing loan. Impaired loans totaled $15.4 million at quarter-end compared to $12.6 million at year-end 2017. The increase is in the commercial loan portfolio as a result of the Participation.

The following table shows the composition of impaired loans as of:

	June 30, 2018
(Dollars in thousands)	Nonaccrual		Accruing	Accruing	Total
	Non-TDR	TDR	TDR	Other (1)	Impaired
Residential Real Estate 1-4 Family
First liens	$71	$36	$690	$31	$828
Junior liens and lines of credit	—	—	—	23	23
Total	71	36	690	54	851
Residential real estate - construction	—	462	—	—	462
Commercial real estate	150	1,744	9,010	—	10,904
Commercial	3,231	—	—	—	3,231
Total	$3,452	$2,242	$9,700	$54	$15,448

(1) impaired consumer purpose loans not on nonaccrual

Allowance for Loan Losses:

Management monitors loan performance on a monthly basis and performs a quarterly evaluation of the adequacy of the allowance for loan losses (ALL). The ALL is determined by segmenting the loan portfolio based on the loan’s collateral. When calculating the ALL, consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, historical charge-offs, the adequacy of the underlying collateral (if collateral dependent) and other relevant factors. The Bank begins enhanced monitoring of all loans rated 6-Special Mention or worse, and obtains a new appraisal or asset valuation for any loan rated 7-Substandard or worse. Management, at its discretion, may determine that additional adjustments to the appraisal or valuation are required.  Valuation adjustments will be made as necessary based on factors, including, but not limited to: the economy, deferred maintenance, industry, type of property/equipment, age of the appraisal, etc. and the knowledge Management has about a particular situation. In addition, the cost to sell or liquidate the collateral is also estimated and deducted from the valuation in order to determine the net realizable value to the Bank. When determining the allowance for loan losses, certain factors involved in the evaluation are inherently subjective and require material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans. Management monitors the adequacy of the allowance for loan losses on an ongoing basis and reports its adequacy quarterly to the Credit Risk Oversight Committee of the Board of Directors.  Management believes that the allowance for loan losses at June 30, 2018 is adequate.

The analysis for determining the ALL is consistent with guidance set forth in generally accepted accounting principles (GAAP) and the Interagency Policy Statement on the Allowance for Loan and Lease Losses. The analysis has three components: specific allocations, general allocations, and an unallocated component. The specific component addresses specific reserves established for impaired loans. A loan is considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all interest and principal payments due according to the originally contracted terms of the loan agreement.  Collateral values discounted for market conditions and selling costs are used to establish specific allocations for impaired loans. It is possible that as a result of the credit analysis, a specific reserve is not required for an impaired loan. For impaired commercial loans with balances less than $250 thousand and all consumer purpose loans, a specific reserve analysis is not performed and these loans are added to the general allocation pool. These loans totaled $828.5 thousand at June 30, 2018 and Management does not believe that excluding these loans from the specific reserve analysis presents any additional risk.  The Bank currently has a $225 thousand specific reserve established.  Note 6 in the accompanying financial statements provides additional information about the ALL established for impaired loans.

The general allocation component addresses the reserves established for pools of homogenous loans. The general component includes a quantitative and qualitative analysis. When calculating the general allocation, the Bank segregates its loan portfolio into the following sectors based primarily on the type of supporting collateral:  residential real estate, commercial, industrial or agricultural real estate; commercial and industrial (C&I non-real estate), and consumer. Each sector may be further segregated by type of collateral, lien position, or owner/nonowner occupancy. The quantitative analysis uses the Bank’s twenty quarter rolling historical loan loss experience adjusted for factors derived from current economic and market conditions that have been determined to have an effect on the probability and magnitude of a loss.  For the second quarter of 2018, the historical loss experience was adjusted pursuant to the above process to in effect exclude the charge-off on the Participation.  This loss resulted from fraudulent activity believed to have been perpetrated by one or more employees of the borrower.  As such, the Bank believes this incident is an isolated occurrence and not indicative of a broader increase in exposure to fraud-related losses in its loan portfolio. The qualitative analysis utilizes a risk matrix that incorporates qualitative and environmental factors such as: loan volume, management, loan review process, credit concentrations, competition, and legal and regulatory issues. These factors are each risk rated from minimal to high risk and in total can add up to a maximum qualitative factor of 37.5 basis points.

The unallocated component is maintained to cover uncertainties that could affect Management’s estimate of probable loss.  The unallocated component of the ALL reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

The following table shows the composition of the allowance for loan losses:

(Dollars in thousands)	June 30, 2018		December 31, 2017
Allowance Component	Balance	% of Loans	Balance	% of Loans
General - Quantitative	$8,158	0.84	$7,808	0.83
General - Qualitative	2,607	0.27	2,547	0.27
Specific	225	0.02	—	—
Unallocated	1,492	0.15	1,437	0.15
	$12,482	1.29	$11,792	1.25

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

The following table shows the loans that were evaluated for the allowance for loan losses under a specific reserve (individually) and those that were evaluated under a general reserve (collectively), and the amount of the allowance established in each loan class as of June 30, 2018 and December 31, 2017:

	Residential Real Estate 1-4 Family
	First	Junior Liens &		Commercial
(Dollars in thousands)	Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total

June 30, 2018
Loans evaluated for ALL:
Individually	$450	$—	$462	$10,754	$3,133	$—	$—	$14,799
Collectively	151,896	48,529	12,015	454,146	280,927	4,984	—	952,497
Total	$152,346	$48,529	$12,477	$464,900	$284,060	$4,984	$—	$967,296

ALL established for loans evaluated:
Individually	$—	$—	$—	$—	$225	$—	$—	$225
Collectively	1,022	318	282	7,028	2,008	107	1,492	12,257
ALL at June 30, 2018	$1,022	$318	$282	$7,028	$2,233	$107	$1,492	$12,482

December 31, 2017
Loans evaluated for ALL:
Individually	$459	$—	$466	$10,981	$—	$—	$—	$11,906
Collectively	157,975	50,371	9,435	417,447	291,519	5,047	—	931,794
Total	$158,434	$50,371	$9,901	$428,428	$291,519	$5,047	$—	$943,700

ALL established for loans evaluated:
Individually	$—	$—	$—	$—	$—	$—	$—	$—
Collectively	1,060	330	224	6,526	2,110	105	1,437	11,792
ALL at December 31, 2017	$1,060	$330	$224	$6,526	$2,110	$105	$1,437	$11,792

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

Year-to-date, the Bank recorded a net loan charge-offs of $8.6 million compared to net recoveries of $62 thousand for the same period in 2017. The Bank recorded $9.3 million for the loan loss provision expense for the first six months of 2018 compared to $170 thousand for the same period of 2017.  The Participation was primarily responsible for the increase in net loan charge-offs and the increase in the provision for loan loss expense. See Note 6 in the accompanying financial statements for additional information about the allowance for loan losses.

The following table presents an analysis of the allowance for loan losses for the periods ended:

	Residential Real Estate 1-4 Family
	First	Junior Liens &		Commercial
(Dollars in thousands)	Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total

ALL at March 31, 2018	$1,043	$320	$260	$6,698	$2,073	$104	$1,491	$11,989
Charge-offs	—	—	—	—	(8,736)	(29)	—	(8,765)
Recoveries	—	—	—	16	108	5	—	129
Provision	(21)	(2)	22	314	8,788	27	1	9,129
ALL at June 30, 2018	$1,022	$318	$282	$7,028	$2,233	$107	$1,492	$12,482

ALL at December 31, 2017	$1,060	$330	$224	$6,526	$2,110	$105	$1,437	$11,792
Charge-offs	—	—	—	—	(8,736)	(55)	—	(8,791)
Recoveries	1	—	—	16	116	19	—	152
Provision	(39)	(12)	58	486	8,743	38	55	9,329
ALL at June 30, 2018	$1,022	$318	$282	$7,028	$2,233	$107	$1,492	$12,482

The allocation of the allowance for loan losses is based on estimates and is not intended to imply limitations on the usage of the allowance.  The entire allowance is available to absorb any losses without regard to the category in which the loan is classified. The following table shows the ALL and charge-off ratios for the periods ended:

	Six Months Ended	Year ended	Six Months Ended
	June 30, 2018	December 31, 2017	June 30, 2017
Net charge-offs (recoveries)/average loans*	1.82%	-0.01%	-0.01%
Net loan charge-offs (recoveries) as a percentage of the provision for loan losses	92.60%	-7.01%	-36.47%
Allowance for loan losses as a % of loans	1.29%	1.25%	1.25%
Net charge-offs (recoveries)	$8,639	$(47)	$(62)
* Annualized

Other Real Estate Owned:

The Bank holds $2.7 million of other real estate owned (OREO), comprised of two properties. The most significant OREO holding is one property carried at $2.6 million (98% of total OREO) that is secured by 196 acres of land intended for residential real estate development. This property was part of a participated loan with the workout being handled by the lead bank. During the second quarter the Bank purchased the remaining portion of this property that it did not own for $105 thousand. The Bank believes it can more aggressively market the property as the sole owner as compared to the effort put forth by the minority owner/lead bank.  During 2018, the Bank recorded write downs of $6 thousand and incurred expense of $55 thousand to hold and maintain OREO. Note 7 of the accompanying financial statements provides additional information on activity in OREO.

Deposits:

Total deposits increased $10.5 million during the first six months of 2018 to $1.058 billion. Non-interest bearing deposits increased $6.7 million (primarily in retail and commercial deposits), while total interest-bearing checking and savings increased $9.9 million and time deposits decreased $6.1 million. Interest bearing checking increased by $24.5 million, primarily in commercial and municipal deposits while the Bank’s Money Management product decreased $18.7 million, primarily in retail accounts.  Time deposits decreased since year-end from maturities of short-term municipal deposits.

As of June 30, 2018, the Bank had $172.7 million placed in the ICS program ($125.4 million in interesting-bearing checking and $47.3 million in money management) and $3.3 million in reciprocal time deposits in the CDARS program included in time deposits.  These programs allow the Bank to offer full FDIC coverage to large depositors, but with the convenience to the customer of only having to deal with one bank.  The Bank solicits these deposits from within its market and it believes they present no greater risk than any other local deposit.  The Bank had no wholesale brokered CDs at June 30, 2018.

	June 30,	December 31,	Change
(Dollars in thousands)	2018	2017	Amount	%
Noninterest-bearing checking	$203,553	$196,853	$6,700	3.4

Interest-bearing checking	305,443	280,944	24,499	8.7
Money management	396,371	415,045	(18,674)	(4.5)
Savings	82,988	78,868	4,120	5.2
Total interest-bearing checking and savings	784,802	774,857	9,945	1.3

Time deposits	69,325	75,471	(6,146)	(8.1)
Total deposits	$1,057,680	$1,047,181	$10,499	1.0

Overdrawn deposit accounts reclassified as loans	$98	$154

Borrowings:

The Corporation had no short-term borrowings at June 30, 2018 and December 31, 2017.

Shareholders’ Equity:

Total shareholders’ equity decreased $3.9 million to $111.2 million at June 30, 2018, compared to $115.1 million at the end of 2017.  The decrease in retained earnings from the Corporation’s net loss of $1.7 million and the cash dividend of $2.2 million was partially offset by purchases through the Corporation’s Dividend Reinvestment Plan (DRIP) and the employee stock option plan. The Corporation’s DRIP added an additional $636 thousand in new capital, $359 thousand from the reinvestment of quarterly dividends and $277 thousand from optional cash contributions. The Corporation’s dividend payout ratio was -132.6% for the first six months of 2018 compared to 30.6% in 2017. The payout ratio for 2018 was negatively affected by the net loss recorded for the year-to-date period.

As part of its quarterly dividend decision, the Corporation considers current and future income projections, dividend yield, payout ratio, and current and future capital ratios. For the second quarter of 2018, the Corporation paid a $0.27 per share dividend, compared to $0.24 paid in the second quarter of 2017. On July 12, 2018 the Board of Directors declared a $0.27 per share regular quarterly dividend for the third quarter of 2018, which will be paid on August 22, 2018.

In addition, the Corporation considers how dividend decisions may affect the Dividend Reinvestment Plan (DRIP), which has raised $636 thousand in new capital this year with 18,009 shares issued. On October 12, 2017, the Board of Directors authorized the repurchase of up to 100,000 shares of the Corporation’s $1.00 par value common stock at market prices in open market or privately negotiated transactions beginning October 16, 2017 and continuing through September 30, 2018.  During the first six months of 2018, 2,605 shares were repurchased, compared to no shares repurchased in the first six months of 2017.

In July 2013, Federal banking regulators approved the final rules from the Basel Committee on Banking Supervision for the regulation of capital requirements for bank holding companies and U.S banks, generally referred to as “Basel III.” The Basel III standards were effective for the Corporation and the Bank, effective January 1, 2015 (subject to a phase-in period for certain provisions).  Basel III imposes significantly higher capital requirements and more restrictive leverage and liquidity ratios than those previously in place.  The capital ratios to be considered “well capitalized” under Basel III are: (1) Common Equity Tier 1 (CET1) of 6.5%, (2) Tier 1 Leverage of 5%, (3) Tier 1 Risk-Based Capital of 8%, and (4) Total Risk-Based Capital of 10%.  The CET1 ratio is a new capital ratio under Basel III and the Tier 1 risk-based capital ratio of 8% has been increased from 6%. The rules also include changes in the risk weights of certain assets to better reflect credit and other risk exposures. In addition, a capital conservation buffer will be phased-in beginning January 1, 2016 at 0.625%, 1.25% for 2017, 1.875% for 2018 and 2.50% for 2019 and thereafter.  The capital conservation buffer will be applicable to all of the capital ratios except for the Tier1 Leverage ratio. The capital conservation buffer is equal to the lowest value of the three applicable capital ratios less the regulatory minimum for each respective capital measurement.  The Bank’s capital conservation buffer at June 30, 2018 was 6.51% (total risk-based capital 14.51% less 8.00%) compared to the 2018 regulatory buffer of 1.875%.  Compliance with the capital conservation buffer is required in order to avoid limitations to certain capital distributions.  As of June 30, 2018, the Bank was “well capitalized” under the Basel III requirements and believes it would be “well capitalized” on a fully-phased in basis had such a requirement been in effect.

The following table summarizes regulatory capital information as of June 30, 2018 and December 31, 2017 for the Corporation and the Bank.    The ratios have decreased since December 31, 2017 due to the net loss caused by the impairment charges for the Participation, more fully discussed in the Loan Quality section of Management’s Discussion and Analysis.

			Regulatory Ratios
			Adequately	Well
	June 30,	December 31,	Capitalized	Capitalized
(Dollars in thousands)	2018	2017	Minimum	Minimum

Common Equity Tier 1 Risk-based Capital Ratio (1)
Franklin Financial Services Corporation	13.25%	14.06%	4.500%	N/A
Farmers & Merchants Trust Company	13.13%	13.93%	4.500%	6.50%

Tier 1 Risk-based Capital Ratio (2)
Franklin Financial Services Corporation	13.25%	14.06%	6.000%	N/A
Farmers & Merchants Trust Company	13.13%	13.93%	6.000%	8.00%

Total Risk-based Capital Ratio (3)
Franklin Financial Services Corporation	14.51%	15.31%	8.000%	N/A
Farmers & Merchants Trust Company	14.39%	15.19%	8.000%	10.00%

Tier 1 Leverage Ratio (4)
Franklin Financial Services Corporation	9.32%	9.73%	4.000%	N/A
Farmers & Merchants Trust Company	9.24%	9.64%	4.000%	5.00%

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

The following provides selected economic data for the Bank’s primary market:

Economic Data

	June 30,	December 31,
	2018	2017
Unemployment Rate (seasonally adjusted)
Market area range (1)	4.0% - 7.9%	3.4 - 4.5%
Pennsylvania	4.8%	4.6%
United States	4.1%	4.1%

Housing Price Index - year over year change
PA, nonmetropolitan statistical area	1.6%	2.3%
United States	6.3%	6.3%

Building Permits - year over year change -12 moths
Harrisburg-Carlisle, PA MSA & Chambersburg-Waynesboro, PA MSA
Residential, estimated	12.4%	5.2%
Multifamily, estimated	-7.2%	-27.8%

(1) Franklin, Cumberland, Fulton and Huntingdon Counties

Unlike many companies, the assets and liabilities of the Corporation are financial in nature. As such, interest rates and changes in interest rates may have a more significant effect on the Corporation’s financial results than on other types of industries. Because of this, the Corporation watches the actions of the Federal Reserve Open Market Committee (FOMC) as it makes decisions about interest rate changes. In June 2018, the FOMC increased the federal funds rate target range by .25%, its sixth such increase since December 31, 2016.  Despite these actions, the yield curve has flattened during the year.  Looking through the remainder of 2018, the FOMC continues to state that the timing and magnitude of rate increases will be data dependent; therefore, the likelihood of any rate increase or decrease for the rest of 2018 is unknown, despite predictions of more increases.

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

Historically, the Corporation has satisfied its liquidity needs from earnings, repayment of loans and amortizing investment securities, maturing investment securities, loan` sales, deposit growth and its ability to access existing lines of credit.  All investment securities are classified as available for sale; therefore, securities that are not pledged as collateral for borrowings are an additional source of readily available liquidity, either by selling the security or, more preferably, to provide collateral for additional borrowing. At June 30, 2018, the Bank had $72.4 million (fair value) in its investment portfolio pledged as collateral for deposits.  The Bank also has access to other wholesale funding via the brokered CD market.

The FHLB system has always been a major funding source for community banks.  The Bank’s maximum borrowing capacity with the FHLB at June 30, 2018 was $330.5 million with $330.5 million available to borrow.  There are no indicators that lead the Bank to believe the FHLB would discontinue its lending function or restrict the Bank’s ability to borrow. If either of these events would occur, it would have a negative effect on the Bank and it is unlikely that the Bank could replace the level of FHLB funding in a short time.

The Bank has established credit at the Federal Reserve Discount Window and as of quarter-end had the ability to borrow approximately $19 million.

Off Balance Sheet Commitments

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk.  These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments.  Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation.  Unused commitments and standby letters of credit totaled $326.7 million and $300.1 million, respectively, at June 30, 2018 and December 31, 2017.  As of June 30, 2018, the Bank established a $2.4 million allowance against letters of credit issued as part of the Participation discussed in the Loan Quality section.

The Corporation has entered into various contractual obligations to make future payments.  These obligations include time deposits, long-term debt, operating leases, deferred compensation and pension payments.  These amounts have not changed materially from those reported in the Corporation’s 2017 Annual Report on Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the Corporation’s exposure to market risk during the six months ended June 30, 2018. For more information on market risk refer to the Corporation’s 2017 Annual Report on Form 10-K.

Item 4.  Controls and Procedures

Evaluation of Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2018, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in the Corporation’s internal control over financial reporting during the quarterly period ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

As described in our current report on Form 8-K filed on August 3, 2018, the court entered an order on July 31, 2018 granting final approval of the settlement agreements in the Kalan et al. v. Farmers and Merchants Trust Company of Chambersburg, et al. (Case No. 2:15-CV-01435-WB) case filed against F&M Trust in the United States District Court for the Eastern District of Pennsylvania in March, 2015 and described in our current reports on Form 8-K filed July 29, 2016, July 28, 2017, November 3, 2017, January 2, 2018, April 13, 2018, May 7, 2018 and August 3, 2018. Among other things, the order also dismissed the case against F&M Trust with prejudice; certified the settlement class; and, permanently enjoined the named plaintiffs and the members of the settlement class from asserting any further claims arising out of or related to the claims alleged or that could have been alleged in the case against F&M Trust. The settlement agreements provide for the Bank to make a settlement payment of $10 million in full and final settlement of all such claims.  The settlement agreements further provide for general releases by all parties.  F&M Trust made the settlement payment in May, 2018, in accordance with the court’s earlier order preliminarily approving the settlement agreements. The Corporation previously accrued the $10 million settlement payment as an expense for the year ended December 31, 2017.

Item 1A. Risk Factors

Except as set forth below, there were no material changes in the Corporation’s risk factors during the six months ended June 30, 2018. For more information, refer to the Corporation’s 2017 Annual Report on Form 10-K.

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

Franklin Financial Services Corporation

August 3, 2018	/s/ Timothy G. Henry
Timothy G. Henry
Chief Executive Office and President
(Principal Executive Officer)

August 3, 2018	/s/ Mark R. Hollar
Mark R. Hollar
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)