Form 10-Q
period 2018-09-30
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2018-11-05
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.   See the definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐     Accelerated filer  ☒     Non-accelerated filer  ☐     Smaller reporting company  ☒       Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes ☐  No ☒

There were 4,399,135 outstanding shares of the Registrant’s common stock as of October  31, 2018.

Part I FINANCIAL INFORMATION

Item 1 Financial Statements

Consolidated Balance Sheets

(Dollars in thousands, except share and per share data)(unaudited)	September 30,	December 31,
	2018	2017
Assets
Cash and due from banks	$16,281	$21,433
Interest-bearing deposits in other banks	28,496	37,170
Total cash and cash equivalents	44,777	58,603
Debt securities available for sale, at fair value	125,403	126,971
Equity securities	383	365
Restricted stock	452	456
Loans held for sale	1,072	442
Loans	970,983	943,700
Allowance for loan losses	(12,526)	(11,792)
Net Loans	958,457	931,908
Premises and equipment, net	13,267	13,741
Bank owned life insurance	23,366	22,980
Goodwill	9,016	9,016
Other real estate owned	2,665	2,598
Deferred tax asset, net	4,170	5,803
Other assets	11,596	6,930
Total assets	$1,194,624	$1,179,813

Liabilities
Deposits
Non-interest bearing checking	$196,478	$196,853
Money management, savings and interest checking	807,643	774,857
Time	67,736	75,471
Total deposits	1,071,857	1,047,181
Other liabilities	8,739	17,488
Total liabilities	1,080,596	1,064,669

Shareholders' equity
Common stock, $1 par value per share,15,000,000 shares authorized with
4,701,367 shares issued and 4,398,361 shares outstanding at September 30, 2018 and
4,689,099 shares issued and 4,354,788 shares outstanding at December 31, 2017	4,701	4,689
Capital stock without par value, 5,000,000 shares authorized with no
shares issued and outstanding	—	—
Additional paid-in capital	41,380	40,396
Retained earnings	81,330	82,218
Accumulated other comprehensive loss	(7,790)	(6,028)
Treasury stock, 303,006 shares at September 30, 2018 and 334,311 shares at
December 31, 2017, at cost	(5,593)	(6,131)
Total shareholders' equity	114,028	115,144
Total liabilities and shareholders' equity	$1,194,624	$1,179,813

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Income

	For the Three Months Ended		For the Nine Months Ended
(Dollars in thousands, except per share data) (unaudited)	September 30,		September 30,
	2018	2017	2018	2017
Interest income
Loans, including fees	$10,565	$9,130	$30,268	$26,808
Interest and dividends on investments:
Taxable interest	507	509	1,548	1,558
Tax exempt interest	293	275	862	861
Dividend income	4	2	15	23
Deposits and obligations of other banks	108	147	326	297
Total interest income	11,477	10,063	33,019	29,547
Interest expense
Deposits	1,101	629	2,847	1,785
Short-term borrowings	21	—	24	15
Total interest expense	1,122	629	2,871	1,800
Net interest income	10,355	9,434	30,148	27,747
Provision for loan losses	250	250	9,579	420
Net interest income after provision for loan losses	10,105	9,184	20,569	27,327
Noninterest income
Investment and trust services fees	1,424	1,353	4,285	3,991
Loan service charges	191	201	640	657
Deposit service charges and fees	578	611	1,726	1,789
Other service charges and fees	357	340	1,043	996
Debit card income	422	325	1,224	1,062
Increase in cash surrender value of life insurance	129	130	386	391
Net loss on sale of other real estate owned	—	(23)	—	(23)
Debt securities gains, net	5	1	56	3
Change in fair value of equity securities	(20)	—	18	—
Other	34	33	111	186
Total noninterest income	3,120	2,971	9,489	9,052
Noninterest Expense
Salaries and employee benefits	4,947	4,694	15,029	14,190
Occupancy, furniture and equipment, net	780	809	2,383	2,386
Advertising	345	332	1,113	873
Legal and professional	436	502	1,207	1,173
Data processing	591	567	1,791	1,643
Pennsylvania bank shares tax	239	243	712	728
FDIC Insurance	159	82	452	281
ATM/debit card processing	258	190	734	630
Foreclosed real estate	(8)	24	46	95
Telecommunications	95	106	327	308
Provision for credit losses on off-balance sheet exposures	—	—	2,361	—
Other	729	756	2,253	2,116
Total noninterest expense	8,571	8,305	28,408	24,423
Income before federal income taxes	4,654	3,850	1,650	11,956
Federal income tax expense (benefit)	654	774	(671)	2,517
Net income	$4,000	$3,076	$2,321	$9,439
Per share
Basic earnings per share	$0.91	$0.71	$0.53	$2.18
Diluted earnings per share	$0.91	$0.70	$0.53	$2.17
Cash dividends declared	$0.27	$0.24	$0.78	$0.69

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Comprehensive Income

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Dollars in thousands) (unaudited)	2018	2017	2018	2017
Net Income	$4,000	$3,076	$2,321	$9,439

Debt Securities:
Unrealized (losses) gains arising during the period	(638)	(97)	(1,974)	924
Reclassification adjustment included in net income (1)	(5)	(1)	(56)	(3)
Net unrealized (losses) gains	(643)	(98)	(2,030)	921
Tax effect	135	33	469	(313)
Net of tax amount	(508)	(65)	(1,561)	608

Total other comprehensive (loss) income	(508)	(65)	(1,561)	608

Total Comprehensive Income	$3,492	$3,011	$760	$10,047

Reclassification adjustment / Statement line item	Tax expense (benefit)
(1) Debt securities gains, net	$1	$—	$12	$1

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Changes in Shareholders' Equity

For the three and nine months ended September 30, 2018 and 2017

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
(Dollars in thousands, except per share data) (unaudited)	Stock	Capital	Earnings	Loss	Stock	Total
Balance at June 30, 2018	$4,700	$41,079	$78,514	$(7,282)	$(5,839)	$111,172
Net income	—	—	4,000	—	—	4,000
Other comprehensive loss	—	—	—	(508)	—	(508)
Cash dividends declared, $.27 per share	—	—	(1,184)	—	—	(1,184)
Treasury shares issued under employee stock purchase plan, 381 shares	—	5	—	—	7	12
Treasury shares issued under dividend reinvestment plan, 12,957 shares	—	210	—	—	239	449
Common stock issued under incentive stock option plan, 1,600 shares	1	24	—	—	—	25
Stock option compensation expense	—	62	—	—	—	62
Balance at September 30, 2018	$4,701	$41,380	$81,330	$(7,790)	$(5,593)	$114,028

Balance at December 31, 2017	$4,689	$40,396	$82,218	$(6,028)	$(6,131)	$115,144
Cumulative adjustment for fair value of equity securities	—	—	201	(201)	—	—
Net income	—	—	2,321	—	—	2,321
Other comprehensive (loss)	—	—	—	(1,561)	—	(1,561)
Cash dividends declared, $.78 per share	—	—	(3,410)	—	—	(3,410)
Acquisition of 2,605 shares of treasury stock	—	—	—	—	(88)	(88)
Treasury shares issued under employee stock purchase plan, 2,944 shares	—	34	—	—	54	88
Treasury shares issued under dividend reinvestment plan, 30,966 shares	—	513	—	—	572	1,085
Common stock issued under incentive stock option plan, 12,268 shares	12	252	—	—	—	264
Stock option compensation expense	—	185	—	—	—	185
Balance at September 30, 2018	$4,701	$41,380	$81,330	$(7,790)	$(5,593)	$114,028

Balance at June 30, 2017	$4,688	$40,096	$87,498	$(3,542)	$(6,380)	$122,360
Net income	—	—	3,076	—	—	3,076
Other comprehensive (loss)	—	—	—	(65)	—	(65)
Cash dividends declared, $.24 per share	—	—	(1,042)	—	—	(1,042)
Treasury shares issued under employee stock purchase plan, 241 shares	—	3	—	—	4	7
Treasury shares issued under dividend reinvestment plan, 5,723 shares	—	85	—	—	105	190
Stock option compensation expense	—	54	—	—	—	54
Balance at September 30, 2017	$4,688	$40,238	$89,532	$(3,607)	$(6,271)	$124,580

Balance at December 31, 2016	$4,688	$39,752	$83,081	$(4,215)	$(6,813)	$116,493
Net income	—	—	9,439	—	—	9,439
Other comprehensive income	—	—	—	608	—	608
Cash dividends declared, $.69 per share	—	—	(2,988)	—	—	(2,988)
Treasury shares issued under employee stock purchase plan, 6,568 shares	—	29	—	—	120	149
Treasury shares issued under dividend reinvestment plan, 22,990 shares	—	296	—	—	422	718
Stock option compensation expense	—	161	—	—	—	161
Balance at September 30, 2017	$4,688	$40,238	$89,532	$(3,607)	$(6,271)	$124,580

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2018	2017
(Dollars in thousands) (unaudited)
Cash flows from operating activities
Net income	$2,321	$9,439
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	989	973
Net amortization of loans and investment securities	1,307	1,269
Amortization and net change in mortgage servicing rights valuation	—	41
Provision for loan losses	9,579	420
Change in fair value of equity securities	(18)	—
Debt securities gains, net	(56)	(3)
Pay-out of legal settlement	(10,000)	—
Provision for credit losses on off-balance sheet exposures	2,361	—
Loans originated for sale	(16,137)	(6,773)
Proceeds from sale of loans	15,507	6,861
Write-down of other real estate owned	6	60
Acquisition of other real estate owned	105	—
Write-down on premises and equipment available for sale	—	45
Loss on sale of premises	17	23
Increase in cash surrender value of life insurance	(386)	(391)
Stock option compensation	185	161
Contribution to pension plan	(1,000)	—
Increase in other assets	(4,441)	(1,242)
Increase in other liabilities	1,638	2,753
Net cash provided by operating activities	1,977	13,636
Cash flows from investing activities
Proceeds from sales and calls of investment securities available for sale	4,115	875
Proceeds from maturities and pay-downs of securities available for sale	14,289	16,875
Purchase of investment securities available for sale	(20,276)	(6,533)
Net decrease in restricted stock	4	1,311
Net increase in loans	(36,188)	(17,643)
Capital expenditures	(599)	(871)
Proceeds from sale of other assets	117	154
Net proceeds from the sale of other real estate	32	2,255
Net cash used in investing activities	(38,506)	(3,577)
Cash flows from financing activities
Net increase in demand deposits, interest-bearing checking, and savings accounts	32,411	50,325
Net (decrease) increase in time deposits	(7,735)	703
Net decrease in short-term borrowings	—	(24,270)
Dividends paid	(3,410)	(2,988)
Treasury shares issued under employee stock purchase plan	88	149
Treasury shares issued under dividend reinvestment plan	1,085	718
Common stock issued under stock option plans	264	—
Net cash provided by financing activities	22,703	24,637
(Decrease) increase in cash and cash equivalents	(13,826)	34,696
Cash and cash equivalents as of January 1	58,603	36,665
Cash and cash equivalents as of September 30	$44,777	$71,361
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest on deposits and other borrowed funds	$2,818	$1,786
Income taxes	$250	$3,405

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, and cash flows as of September 30, 2018, and for all other periods presented have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted.  It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s 2017 Annual Report on Form 10-K.  The consolidated results of operations for the nine month period ended September 30, 2018 are not necessarily indicative of the operating results for the full year.  Management has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.

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

Earnings per share are computed based on the weighted average number of shares outstanding during each period end.  A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Dollars and shares in thousands, except per share data)	2018	2017	2018	2017
Weighted average shares outstanding (basic)	4,391	4,343	4,375	4,332
Impact of common stock equivalents	21	21	24	21
Weighted average shares outstanding (diluted)	4,412	4,364	4,399	4,353
Anti-dilutive options excluded from calculation	—	—	—	—
Net income	$4,000	$3,076	$2,321	$9,439
Basic earnings per share	$0.91	$0.71	$0.53	$2.18
Diluted earnings per share	$0.91	$0.70	$0.53	$2.17

Note 2. Recent Accounting Pronouncements

Standard	Description	Effective Date	Effect on the financial statements or other significant matters

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

January 1, 2018

The Corporation adopted the provisions of the ASU on January 1, 2018 and it had no material effect on the consolidated financial statements.  The service cost is reported in Salaries and Benefits expense and the nonservice cost is included in Other Expense on the Consolidated Statement of Income, which totaled $107 thousand and was reclassified for the first nine months of 2017.

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

ASU 2016-02, Leases (Topic 842)

From the lessee’s perspective, the new standard established a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for lessees.  From the lessor’s perspective, the new standard requires a lessor to classify leases as either sales-type, finance or operating.  A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee.  If risks and rewards are conveyed without the transfer of control, the lease is treated as financing.  If the lessor doesn’t convey risks and rewards or control, an operating lease results.

January 1, 2019

The Corporation currently has real estate and equipment leases that it classifies as operating leases that are not recognized on the balance sheet.  Under the new standard, these leases will move onto the balance sheet in the form of a lease liability (the present value of a lessee's obligation to make lease payments) and a right-of-use asset (an asset that represents the lessee's right to use a specified asset for the lease term).  The offsetting transactions will gross-up the Consolidated Balance Sheet.  The Corporation has identified all of its leases (approximately 63, primarily equipment and property leases), but has not determined the effect on the Consolidated Balance Sheet. The Corporation has acquired a lease accounting model to implement the standard to be used in a test mode during 2018.  The Corporation expects to adopt the standard using the modified retrospective approach and elect the transition options of ASU 2018-11. The Corporation currently expects that the new standard will not have a material effect on its consolidated results of operations.

ASU 2018-11, Leases - Targeted Improvements (Topic 842)

This guidance provides entities with relief from the costs of implementing certain aspects of the new leasing standard, ASU No. 2016-02.  Specifically, under the amendments in ASU 2018-11: (1) entities may elect not to recast the comparative periods presented when transitioning to the new leasing standard, and (2) lessors may elect not to separate lease and non-lease components when certain conditions are met.  The amendments have the same effective date as ASU 2016-02 (January 1, 2019 for the Corporation).

ASU 2018-15, Accounting for Implementation Costs in a Cloud Computing Arrangement (Topic 350)

This ASU required an entity in a cloud computing arrangement (i.e., hosting arrangement) that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets or expense as incurred.  Capitalized implementation costs should be presented in the same line item on the balance sheet as amounts prepaid for the hosted service, if any (generally as an "other asset").  The capitalized costs will be amortized over the term of the hosting arrangement, with the amortization expense being presented in the same income statement line item as the fees paid for the hosted service.

January 1, 2019

The Corporation is reviewing its internal accounting procedures for this implementation.  The Corporation does not expect the standard will have a material effect on its consolidated results of operations.

ASU 2018-13, Disclosure Framework (Topic 820)

This guidance eliminates, adds and modifies certain disclosure requirements for fair value measurements.  Among the changes, entities will no longer be required to disclose the amount of and reason for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements.

January 1, 2019

The Corporation is reviewing its financial reporting procedures for this implementation.  The Corporation does not expect the standard will have a material effect on its consolidated results of operations.

ASU 2017-04, Goodwill (Topic 350)

This guidance, among other things, removes step 2 of the goodwill impairment test thus eliminating the need to determine the fair value of individual assets and liabilities of the reporting unit.  Upon adoption of this standard, goodwill impairment will be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.  This may result in more or less impairment being recognized than under the current guidance. Early adoption is permitted for any impairment tests performed after January 1, 2017, applied prospectively.

January 1, 2020

The Corporation expects to early adopt the ASU in the fourth quarter of 2018 with the completion of the 2018 impairment analysis.  We do not expect this guidance to have a material effect on the Corporation's consolidated financial statements based upon the prior goodwill impairment analysis.

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

January 1, 2020

We have formed an implementation team led by the Corporation's Risk Management function. The team is reviewing the requirements of the ASU and evaluating methods and models for implementation.  The new standard will result in earlier recognition of additions to the allowance for loan losses and possibly a larger allowance for loan loss balance with a corresponding increase in the provision for loan losses in results of operations; however, the Corporation is continuing to evaluate the impact of the pending adoption of the new standard on its consolidated financial statements.  A third-party vendor has been selected to assist with the CECL calculations and the implementation process has started.  The Corporation expects to be able to run the CECL model in test mode starting near the end of the first quarter of 2019.

Note 3. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive losses included in shareholders' equity are as follows:

	September 30,	December 31,
	2018	2017
(Dollars in thousands)
Net unrealized (losses) gains on debt securities	$(2,077)	$154
Tax effect	436	(33)
Net of tax amount	(1,641)	121

Accumulated pension adjustment	(7,784)	(7,784)
Tax effect	1,635	1,635
Net of tax amount	(6,149)	(6,149)

Total accumulated other comprehensive loss	$(7,790)	$(6,028)

Note 4. Investments

Available for Sale (AFS) Securities

The amortized cost and estimated fair value of AFS securities as of September 30, 2018 and December 31, 2017 are as follows:

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
September 30, 2018	cost	gains	losses	value
U.S. Government and Agency securities	$9,405	$15	$(144)	$9,276
Municipal securities	63,221	176	(994)	62,403
Trust preferred securities	4,069	—	(122)	3,947
Agency mortgage-backed securities	46,394	39	(1,063)	45,370
Private-label mortgage-backed securities	474	43	—	517
Asset-backed securities	3,917	—	(27)	3,890
	$127,480	$273	$(2,350)	$125,403

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
December 31, 2017	cost	gains	losses	value
Equity securities	$164	$201	$—	$365
U.S. Government and Agency securities	11,451	64	(43)	11,472
Municipal securities	57,374	650	(252)	57,772
Trust preferred securities	6,000	—	(183)	5,817
Agency mortgage-backed securities	51,307	197	(567)	50,937
Private-label mortgage-backed securities	858	88	—	946
Asset-backed securities	28	—	(1)	27
	$127,182	$1,200	$(1,046)	$127,336

At September 30, 2018 and December 31, 2017, the fair value of AFS securities pledged to secure public funds and trust deposits totaled $86.9 million and  $84.1 million, respectively.

The amortized cost and estimated fair value of debt securities at September 30, 2018, by contractual maturity are shown below. Actual maturities may differ from contractual maturities because of prepayment or call options embedded in the securities.

(Dollars in thousands)	Amortized cost	Fair value
Due in one year or less	$14,466	$14,508
Due after one year through five years	33,277	33,081
Due after five years through ten years	31,927	31,026
Due after ten years	942	901
	80,612	79,516
Mortgage-backed securities	46,868	45,887
	$127,480	$125,403

The composition of the net realized gains on AFS securities for the three and nine months ended are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2018	2017	2018	2017
Gross gains realized	$5	$1	$67	$3
Gross losses realized	—	—	(11)	—
Net gains realized	$5	$1	$56	$3

Impairment:

The AFS investment portfolio contained 192 securities with $100 million of temporarily impaired fair value and $2.4 million in unrealized losses at September 30, 2018. The total unrealized loss position has increased $1.3 million since year-end 2017.

For securities with an unrealized loss, Management applies a systematic methodology in order to perform an assessment of the potential for other-than-temporary impairment.  In the case of debt securities, investments considered for other-than-temporary impairment: (1) had a specified maturity or repricing date; (2) were generally expected to be redeemed at par, and (3) were expected to achieve a recovery in market value within a reasonable period of time. In addition, the Bank considers whether it intends to sell these securities or whether it will be forced to sell these securities before the earlier of amortized cost recovery or maturity.  The impairment identified on debt securities and subject to assessment at September 30, 2018, was deemed to be temporary and required no further adjustments to the financial statements, unless otherwise noted.

 The following table reflects temporary impairment in the AFS portfolio, aggregated by investment category, length of time that individual securities have been in a continuous unrealized loss position and the number of securities in each category as of September 30, 2018 and December 31, 2017:

	September 30, 2018
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Government and Agency securities	$4,011	$(54)	5	$4,381	$(90)	12	$8,392	$(144)	17
Municipal securities	28,938	(520)	47	13,014	(474)	23	41,952	(994)	70
Trust preferred securities	2,102	(62)	3	1,845	(60)	2	3,947	(122)	5
Agency mortgage-backed securities	18,326	(311)	40	22,996	(752)	53	41,322	(1,063)	93
Asset-backed securities	3,886	(26)	6	4	(1)	1	3,890	(27)	7
Total temporarily impaired securities	$57,263	$(973)	101	$42,240	$(1,377)	91	$99,503	$(2,350)	192

	December 31, 2017
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Government and Agency securities	$2,315	$(11)	5	$3,528	$(32)	10	$5,843	$(43)	15
Municipal securities	13,767	(89)	22	7,507	(163)	14	21,274	(252)	36
Trust preferred securities	1,216	(12)	2	4,601	(171)	5	5,817	(183)	7
Agency mortgage-backed securities	16,287	(129)	29	20,563	(438)	39	36,850	(567)	68
Asset-backed securities	—	—	—	4	(1)	1	4	(1)	1
Total temporarily impaired securities	$33,585	$(241)	58	$36,203	$(805)	69	$69,788	$(1,046)	127

The following table represents the cumulative credit losses on AFS securities recognized in earnings for:

	Nine Months Ended
(Dollars in thousands)	September 30,
	2018	2017
Balance of cumulative credit-related OTTI at January 1	$595	$595
Additions for credit-related OTTI not previously recognized	—	—
Additional increases for credit-related OTTI previously recognized when there is
no intent to sell and no requirement to sell before recovery of amortized cost basis	—	—
Decreases for previously recognized credit-related OTTI because there was an intent to sell	(323)	—
Reduction for increases in cash flows expected to be collected	—	—
Balance of credit-related OTTI at September 30	$272	$595

Equity Securities at fair value

The Corporation owns one equity investment.  At September 30, 2018, this investment was reported at fair value ($383 thousand) with changes in value reported through income.  At December 31, 2017, this investment was reported at fair value with changes in value recorded through other comprehensive income and was included in the Available for Sale Securities table of this note.

Restricted Stock at Cost

The Bank held $452 thousand of restricted stock at September 30, 2018.  Except for $30 thousand, this investment represents stock in FHLB Pittsburgh. The Bank is required to hold this stock to be a member of FHLB and it is carried at cost of $100 per share. The level of FHLB stock held is determined by FHLB and is comprised of a minimum membership amount plus a variable activity amount. FHLB stock is evaluated for impairment primarily based on an assessment of the ultimate recoverability of its cost. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support its operations.  There is not a public market for FHLB stock and the benefits of FHLB membership (e.g., liquidity and low cost funding) add value to the stock beyond purely financial measures. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment.

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

A summary of loans outstanding, by class, at the end of the reporting periods is as follows:

	September 30,	December 31,
(Dollars in thousands)	2018	2017
Residential Real Estate 1-4 Family
Consumer first liens	$90,029	$97,159
Commercial first lien	60,142	61,275
Total first liens	150,171	158,434

Consumer junior liens and lines of credit	43,044	45,043
Commercial junior liens and lines of credit	5,040	5,328
Total junior liens and lines of credit	48,084	50,371
Total residential real estate 1-4 family	198,255	208,805

Residential real estate - construction
Consumer	2,779	1,813
Commercial	9,510	8,088
Total residential real estate construction	12,289	9,901

Commercial real estate	475,838	428,428
Commercial	279,835	291,519
Total commercial	755,673	719,947

Consumer	4,766	5,047
	970,983	943,700
Less: Allowance for loan losses	(12,526)	(11,792)
Net Loans	$958,457	$931,908

Included in the loan balances are the following:
Net unamortized deferred loan costs	$73	$98

Loans pledged as collateral for borrowings and commitments from:
FHLB	$762,292	$737,313
Federal Reserve Bank	34,685	35,740
	$796,977	$773,053

Note 6. Loan Quality and Allowance for Loan Losses

The following table presents, by class, the activity in the Allowance for Loan Losses (ALL) for the periods shown:

	Residential Real Estate 1-4 Family
	First	Junior Liens &		Commercial
(Dollars in thousands)	Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total

ALL at June 30, 2018	$1,022	$318	$282	$7,028	$2,233	$107	$1,492	$12,482
Charge-offs	—	—	—	—	(208)	(23)	—	(231)
Recoveries	—	—	—	1	19	5	—	25
Provision	(16)	(4)	(4)	242	122	12	(102)	250
ALL at September 30, 2018	$1,006	$314	$278	$7,271	$2,166	$101	$1,390	$12,526

ALL at December 31, 2017	$1,060	$330	$224	$6,526	$2,110	$105	$1,437	$11,792
Charge-offs	—	—	—	—	(8,944)	(78)	—	(9,022)
Recoveries	1	—	—	17	135	24	—	177
Provision	(55)	(16)	54	728	8,865	50	(47)	9,579
ALL at September 30, 2018	$1,006	$314	$278	$7,271	$2,166	$101	$1,390	$12,526

ALL at June 30, 2017	$1,075	$322	$281	$6,052	$2,023	$100	$1,454	$11,307
Charge-offs	—	—	—	(9)	(6)	(31)	—	(46)
Recoveries	1	5	—	17	5	4	—	32
Provision	(15)	(3)	(42)	198	(19)	19	112	250
ALL at September 30, 2017	$1,061	$324	$239	$6,258	$2,003	$92	$1,566	$11,543

ALL at December 31, 2016	$1,105	$323	$224	$6,109	$1,893	$100	$1,321	$11,075
Charge-offs	(13)	—	—	(14)	(8)	(83)	—	(118)
Recoveries	2	6	—	17	111	30	—	166
Provision	(33)	(5)	15	146	7	45	245	420
ALL at September 30, 2017	$1,061	$324	$239	$6,258	$2,003	$92	$1,566	$11,543

The following table presents, by class, loans that were evaluated for the ALL under the specific reserve (individually) and those that were evaluated under the general reserve (collectively) and the amount of the ALL established in each class as of September 30, 2018 and December 31, 2017:

	Residential Real Estate 1-4 Family
	First	Junior Liens &		Commercial
(Dollars in thousands)	Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total

September 30, 2018
Loans evaluated for ALL:
Individually	$408	$—	$460	$10,574	$3,106	$—	$—	$14,548
Collectively	149,763	48,084	11,829	465,264	276,729	4,766	—	956,435
Total	$150,171	$48,084	$12,289	$475,838	$279,835	$4,766	$—	$970,983

ALL established for loans evaluated:
Individually	$—	$—	$—	$—	$181	$—	$—	$181
Collectively	1,006	314	278	7,271	1,985	101	1,390	12,345
ALL at September 30, 2018	$1,006	$314	$278	$7,271	$2,166	$101	$1,390	$12,526

December 31, 2017
Loans evaluated for ALL:
Individually	$459	$—	$466	$10,981	$—	$—	$—	$11,906
Collectively	157,975	50,371	9,435	417,447	291,519	5,047	—	931,794
Total	$158,434	$50,371	$9,901	$428,428	$291,519	$5,047	$—	$943,700

ALL established for loans evaluated:
Individually	$—	$—	$—	$—	$—	$—	$—	$—
Collectively	1,060	330	224	6,526	2,110	105	1,437	11,792
ALL at December 31, 2017	$1,060	$330	$224	$6,526	$2,110	$105	$1,437	$11,792

The following table shows additional information about those loans considered to be impaired at September 30, 2018 and December 31, 2017:

	Impaired Loans
	With No Allowance		With Allowance
(Dollars in thousands)		Unpaid		Unpaid
	Recorded	Principal	Recorded	Principal	Related
September 30, 2018	Investment	Balance	Investment	Balance	Allowance
Residential Real Estate 1-4 Family
First liens	$754	$870	$—	$—	$—
Junior liens and lines of credit	66	66	—	—	—
Total	820	936	—	—	—
Residential real estate - construction	460	531	—	—	—
Commercial real estate	10,715	11,248	—	—	—
Commercial	3,082	10,653	181	181	181
Total	$15,077	$23,368	$181	$181	$181

December 31, 2017
Residential Real Estate 1-4 Family
First liens	$869	$950	$—	$—	$—
Junior liens and lines of credit	—	—	—	—	—
Total	869	950	—	—	—
Residential real estate - construction	466	531	—	—	—
Commercial real estate	11,061	11,541	—	—	—
Commercial	187	201	—	—	—
Total	$12,583	$13,223	$—	$—	$—

The following table shows the average of impaired loans and related interest income for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30, 2018		September 30, 2018
	Average	Interest	Average	Interest
(Dollars in thousands)	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Residential Real Estate 1-4 Family
First liens	$1,091	$10	$899	$31
Junior liens and lines of credit	268	2	750	2
Total	1,359	12	1,649	33
Residential real estate - construction	461	—	463	—
Commercial real estate	10,789	107	10,314	316
Commercial	3,465	—	5,284	—
Total	$16,074	$119	$17,710	$349

	Three Months Ended		Nine Months Ended
	September 30, 2017		September 30, 2017
	Average	Interest	Average	Interest
(Dollars in thousands)	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Residential Real Estate 1-4 Family
First liens	$1,157	$10	$1,152	$32
Junior liens and lines of credit	54	—	85	—
Total	1,211	10	1,237	32
Residential real estate - construction	471	—	475	—
Commercial real estate	11,218	109	12,216	328
Commercial	292	—	263	—
Total	$13,192	$119	$14,191	$360

The following table presents the aging of payments of the loan portfolio:

(Dollars in thousands)		Loans Past Due and Still Accruing					Total
	Current	30-59 Days	60-89 Days	90 Days+	Total	Non-Accrual	Loans
September 30, 2018
Residential Real Estate 1-4 Family
First liens	$149,366	$503	$231	$—	$734	$71	$150,171
Junior liens and lines of credit	47,907	40	71	43	154	23	48,084
Total	197,273	543	302	43	888	94	198,255
Residential real estate - construction	11,359	70	400	—	470	460	12,289
Commercial real estate	468,202	2,224	3,606	—	5,830	1,806	475,838
Commercial	276,180	328	64	—	392	3,263	279,835
Consumer	4,726	39	1	—	40	—	4,766
Total	$957,740	$3,204	$4,373	$43	$7,620	$5,623	$970,983

December 31, 2017
Residential Real Estate 1-4 Family
First liens	$157,247	$485	$534	$—	$1,019	$168	$158,434
Junior liens and lines of credit	50,202	139	30	—	169	—	50,371
Total	207,449	624	564	—	1,188	168	208,805
Residential real estate - construction	9,435	—	—	—	—	466	9,901
Commercial real estate	425,806	421	347	—	768	1,854	428,428
Commercial	291,221	111	—	—	111	187	291,519
Consumer	5,017	23	7	—	30	—	5,047
Total	$938,928	$1,179	$918	$—	$2,097	$2,675	$943,700

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

	Pass	Special Mention	Substandard	Doubtful
(Dollars in thousands)	(1-5)	(6)	(7)	(8)	Total

September 30, 2018
Residential Real Estate 1-4 Family
First liens	$149,741	$—	$430	$—	$150,171
Junior liens and lines of credit	48,018	—	66	—	48,084
Total	197,759	—	496	—	198,255
Residential real estate - construction	11,556	—	733	—	12,289
Commercial real estate	466,800	665	8,373	—	475,838
Commercial	275,249	—	4,586	—	279,835
Consumer	4,766	—	—	—	4,766
Total	$956,130	$665	$14,188	$—	$970,983

December 31, 2017
Residential Real Estate 1-4 Family
First liens	$157,395	$—	$1,039	$—	$158,434
Junior liens and lines of credit	50,371	—	—	—	50,371
Total	207,766	—	1,039	—	208,805
Residential real estate - construction	8,893	—	1,008	—	9,901
Commercial real estate	419,277	680	8,471	—	428,428
Commercial	289,916	—	1,603	—	291,519
Consumer	5,047	—	—	—	5,047
Total	$930,899	$680	$12,121	$—	$943,700

The following table presents information on the Bank’s Troubled Debt Restructuring (TDR) loans:

					Troubled Debt Restructurings
					Within the Last 12 Months
					That Have Defaulted
(Dollars in thousands)	Troubled Debt Restructurings				On Modified Terms
	Number of	Recorded			Number of	Recorded
	Contracts	Investment	Performing*	Nonperforming*	Contracts	Investment
September 30, 2018
Residential real estate - construction	1	$460	$—	$460	—	$—
Residential real estate	4	683	683	—	—	—
Commercial real estate	11	10,574	8,909	1,665	—	—
Total	16	$11,717	$9,592	$2,125	—	$—

December 31, 2017
Residential real estate - construction	1	$466	$466	$—	—	$—
Residential real estate	5	737	701	36	—	—
Commercial real estate	11	10,983	10,388	595	—	—
Total	17	$12,186	$11,555	$631	—	$—

*The performing status is determined by the loan’s compliance with the modified terms.

There were no new TDR loans during 2018 and 2017.

Note 7. Other Real Estate Owned

Changes in other real estate owned during the nine months ended September 30, 2018 and 2017 were as follows:

	September 30,
(Dollars in thousands)	2018	2017
Balance at beginning of the period	$2,598	$4,915
Additions	105	52
Proceeds from dispositions	(32)	(2,255)
Loss on sales, net	—	(23)
Valuation adjustment	(6)	(60)
Balance at the end of the period	$2,665	$2,629

Note 8. Pension

The components of pension expense for the periods presented are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2018	2017	2018	2017
Components of net periodic cost:
Service cost	$90	$80	$270	$237
Interest cost	138	167	414	500
Expected return on plan assets	(279)	(268)	(837)	(804)
Recognized net actuarial loss	176	137	528	411
Net period cost	$125	$116	$375	$344

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

The fair value of the Corporation's financial instruments are as follows:

	September 30, 2018
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets, carried at cost:
Cash and cash equivalents	$44,777	$44,777	$44,777	$—	$—
Restricted stock	452	452	—	452	—
Loans held for sale	1,072	1,072		1,072
Net loans	958,457	933,824	—	—	933,824
Accrued interest receivable	3,733	3,733	—	3,733	—

Financial assets, available for sale
Debt securities	125,403	125,403	—	125,403	—

Financial assets, fair value
Equity securities	383	383	383	—	—

Financial liabilities:
Deposits	$1,071,857	$1,071,744	$—	$1,071,744	$—
Accrued interest payable	202	202	—	202	—
Off balance sheet financial instruments	—	—	—	—	—

	December 31, 2017
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$58,603	$58,603	$58,603	$—	$—
Investment securities available for sale	127,336	127,336	365	126,971	—
Restricted stock	456	456	—	45	—
Loans held for sale	442	442	—	442	—
Net loans	931,908	929,891	—	—	929,891
Accrued interest receivable	3,847	3,847	—	3,847	—

Financial liabilities:
Deposits	$1,047,181	$1,046,476	$—	$1,046,476	$—
Accrued interest payable	149	149	—	149	—

Recurring Fair Value Measurements

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2018 and December 31, 2017 are as follows:

(Dollars in Thousands	Fair Value at September 30, 2018
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities, at fair value	$383	$—	$—	$383

Available for sale:
U.S. Government and Agency securities	—	9,276	—	9,276
Municipal securities	—	62,403	—	62,403
Trust Preferred Securities	—	3,947	—	3,947
Agency mortgage-backed securities	—	45,370	—	45,370
Private-label mortgage-backed securities	—	517	—	517
Asset-backed securities	—	3,890	—	3,890
Total assets	$383	$125,403	$—	$125,786

(Dollars in Thousands)	Fair Value at December 31, 2017
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities	$365	$—	$—	$365
U.S. Government and Agency securities	—	11,472	—	11,472
Municipal securities	—	57,772	—	57,772
Trust Preferred Securities	—	5,817	—	5,817
Agency mortgage-backed securities	—	50,937	—	50,937
Private-label mortgage-backed securities	—	946	—	946
Asset-backed securities	—	27	—	27
Total assets	$365	$126,971	$—	$127,336

Investment securities:  Level 1 securities represent equity securities that are valued using quoted market prices form nationally recognized markets.  Level 2 securities represent debt securities that are valued using a mathematical model based upon the specific characteristics of a security in relationship to quoted prices for similar securities.

Nonrecurring Fair Value Measurements

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2018 and December 31, 2017 are as follows:

(Dollars in Thousands)
	Fair Value at September 30, 2018
Asset Description	Level 1	Level 2	Level 3	Total
Impaired Loans (1)	$—	$—	$2,925	$2,925
Total assets	$—	$—	$2,925	$2,925

(Dollars in Thousands)	Fair Value at December 31, 2017
Asset Description	Level 1	Level 2	Level 3	Total
Other real estate owned (1)	$—	$—	$90	$90
Total assets	$—	$—	$90	$90
(1)	Includes assets directly charged-down to fair value during the year-to-date period.

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

The Corporation did not record any liabilities at fair value for which measurement of the fair value was made on a nonrecurring basis at September 30, 2018. For financial assets and liabilities measured at fair value on a recurring basis, there were no transfers of financial assets or liabilities between Level 1 and Level 2 during the period ending September 30, 2018.

The following table presents additional quantitative information about Level 3 assets measured at fair value on a nonrecurring basis:

(Dollars in Thousands)	Quantitative Information about Level 3 Fair Value Measurements
				Range
September 30, 2018	Fair Value	Valuation Technique	Unobservable Input	(Weighted Average)
Impaired loans (1)	$2,925	Appraisal	Appraisal Adjustments (2)	0%-50% (45%)
			Cost to sell

December 31, 2017	Fair Value	Valuation Technique	Unobservable Input	Weighted Average
Other real estate owned (1)	$90	Appraisal	Cost to sell	8%

(1) Includes assets directly charged-down to fair value during the year-to-date period.
(2) Qualitative adjustments are discounts specific to each asset and are made as needed.

Note 10. Capital Ratios

Capital adequacy is currently defined by regulatory agencies through the use of several minimum required ratios.  In July 2013, Federal banking regulators approved the final rules from the Basel Committee on Banking Supervision for the regulation of capital requirements for bank holding companies and U.S banks, generally referred to as “Basel III.” The Basel III standards were effective for the Corporation and the Bank, effective January 1, 2015 (subject to a phase-in period for certain provisions).  Basel III imposes significantly higher capital requirements and more restrictive leverage and liquidity ratios than those previously in place.  The capital ratios to be considered “well capitalized” under Basel III are: (1) Common Equity Tier 1 (CET1) of 6.5%, (2) Tier 1 Leverage of 5%, (3) Tier 1 Risk-Based Capital of 8%, and (4) Total Risk-Based Capital of 10%.  The CET1 ratio is a new capital ratio under Basel III and the Tier 1 risk-based capital ratio of 8% has been increased from 6%. The rules also include changes in the risk weights of certain assets to better reflect credit and other risk exposures. In addition, a capital conservation buffer will be phased-in beginning January 1, 2016 at 0.625%,  1.25% for 2017, 1.875% for 2018 and 2.50% for 2019 and thereafter.  The capital conservation buffer will be applicable to all of the capital ratios except for the Tier1 Leverage ratio. The capital conservation buffer is equal to the lowest value of the three applicable capital ratios less the regulatory minimum for each respective capital measurement.  The Bank’s capital conservation buffer at September 30, 2018 was 6.89% (total risk-based capital 14.89% less 8.00%) compared to the 2018 regulatory buffer of 1.875%.  Compliance with the capital conservation buffer is required in order to avoid limitations to certain capital distributions.  As of September 30, 2018, the Bank was “well capitalized’ under the Basel III requirements and believes it would be “well capitalized” on a fully phased-in basis had such a requirement been in effect.

The following table summarizes regulatory capital information as of September 30, 2018 and December 31, 2017 for the Corporation and the Bank:

			Regulatory Ratios
			Adequately	Well
	September 30,	December 31,	Capitalized	Capitalized
(Dollars in thousands)	2018	2017	Minimum	Minimum

Common Equity Tier 1 Risk-based Capital Ratio (1)
Franklin Financial Services Corporation	13.64%	14.06%	4.500%	N/A
Farmers & Merchants Trust Company	13.42%	13.93%	4.500%	6.50%

Tier 1 Risk-based Capital Ratio (2)
Franklin Financial Services Corporation	13.64%	14.06%	6.000%	N/A
Farmers & Merchants Trust Company	13.42%	13.93%	6.000%	8.00%

Total Risk-based Capital Ratio (3)
Franklin Financial Services Corporation	14.89%	15.31%	8.000%	N/A
Farmers & Merchants Trust Company	14.68%	15.19%	8.000%	10.00%

Tier 1 Leverage Ratio (4)
Franklin Financial Services Corporation	9.59%	9.73%	4.000%	N/A
Farmers & Merchants Trust Company	9.48%	9.64%	4.000%	5.00%

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

•

Asset management fees are generally assessed based on a tiered fee schedule, based on the value of assets under management, and are recognized monthly when the service obligation is completed. Fees recognized were $3.8 million for the first nine months of 2018 and $1.3 million for the third quarter of 2018.

•

Fees for estate management services are based on the estimated fair value of the estate. These fees are generally recognized monthly over an 18 month period that Management has determined to represent the average time to fulfill the performance obligations of the contract. Management has the discretion to adjust this time period as needed based upon the nature and complexity of an individual estate. Fees recognized were $228 thousand for the first nine months of 2018 and $86 thousand for the third quarter of 2018.

•

Commissions from the sale of investment and insurance products are recognized upon the completion of the transaction.  Fees recognized were $218 thousand for the first nine months of 2018 and $75 thousand for the third quarter of 2018.

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

The Bank had the following outstanding commitments for the periods presented:

	September 30,	December 31,
(Dollars in thousands)	2018	2017
Financial instruments whose contract amounts represent credit risk
Commercial commitments to extend credit	$226,069	$249,526
Consumer commitments to extend credit (secured)	46,166	44,866
Consumer commitments to extend credit (unsecured)	5,663	5,668
	$277,898	$300,060
Standby letters of credit	$25,692	$28,630

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

Standby letters of credit are instruments issued by the Bank, which guarantee the beneficiary payment by the Bank in the event of default by the Bank’s customer in the nonperformance of an obligation or service.  Most standby letters of credit are extended for one-year periods.  Generally, the credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank holds collateral supporting those commitments for which collateral is deemed necessary primarily in the form of certificates of deposit and liens on real estate. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  As of June 30, 2018, the Bank established a $2.4 million allowance against letters of credit issued in connection with a commercial borrower that declared bankruptcy in the second quarter as a result of apparent fraudulent activities within the business.  Except for the liability recorded for standby letters of credit, liabilities for credit loss associated with off-balance sheet commitments were not material at September 30, 2018 and December 31, 2017.

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

Management’s Discussion and Analysis of Results of Operations and Financial Condition

For the Three and Nine Months Ended September  30, 2018 and 2017

Forward Looking Statements

Certain statements appearing herein which are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements refer to a future period or periods, reflecting management’s current views as to likely future developments, and use words such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” or similar terms.  Because forward-looking statements involve certain risks, uncertainties and other factors over which the Corporation has no direct control, actual results could differ materially from those contemplated in such statements.  These factors include (but are not limited to) the following: general economic conditions, changes in interest rates, changes in the Corporation’s cost of funds, changes in government monetary policy, changes in government regulation and taxation of financial institutions, changes in the rate of inflation, changes in technology, the intensification of competition within the Corporation’s market area, and other similar factors.  We caution readers not to place undue reliance on these forward-looking statements.  They only reflect management’s analysis as of this date.  The Corporation does not revise or update these forward-looking statements to reflect events or changed circumstances.

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

Results of Operations

Results for the nine months ended September 30, 2018 were affected by impairment charges on a loan participation (the Participation) that was initially reported in our current report on Form 8-K filed May 31, 2018.  The Participation represented the Bank’s portion of loans and off-balance sheet items to a single, large commercial lending relationship with the lead bank.  The impairment is believed to be the result of fraudulent activities believed to be perpetrated by one or more of the executives and personnel employed by the borrower.

During the second quarter, $8.7 million of the Participation was charged-off resulting in an increase in the provision for loan loss expense to replenish the allowance for loan losses.  In addition, a $2.4 million noninterest expense was recorded to establish a reserve for existing off-balance sheet commitments related to the Participation.  The impairment charges had a significant effect on various performance measurements for the year-to-date period.  For additional information on the Participation, please refer to the Loan Quality discussion.

Year-to-Date Summary

Reported net income of $4.0 million for the third quarter and $2.3 million year-to-date

•	Net interest income increased $921 thousand quarter over quarter and $2.4 million year-to-date due to the growth in interest income from the loan portfolio that outpaced higher interest expense.
•	The provision for loan losses was unchanged quarter over quarter and increased $9.2 million year-to-date due to the previously mentioned charge-off.
•

Noninterest income increased $149 thousand quarter over quarter and $437 thousand year-to-date primarily from asset management fees in the Bank’s Investment and Trust Services department and debit card income.

•

Noninterest expense increased $266 thousand quarter over quarter and $4.0 million year-to-date primarily from increases in salaries and benefits and the off-balance sheet reserve expense for the Participation.

Total assets were $1.195 billion at September 30, 2018, an increase of $15.0 million from the 2017 year-end balance of $1.180 billion

•	The loan portfolio increased approximately $27 million net of the Participation charge-off.
•	Deposits increased $24.7 million (2.4%) year-to-date, primarily in municipal non-maturity deposits.
•	Shareholders’ equity decreased $1.1 million, mainly the result of the Corporation’s year-to-date cash dividend of $3.4 million exceeding year-to-date income of $2.3 million. 26

Key performance ratios as of, or for the nine months ended September 30, 2018 and 2017 and the year ended December 31, 2017 are listed below:

	September 30,	December 31,	September 30,
	2018	2017	2017
(Dollars in thousands, except per share)

Balance Sheet Highlights
Total assets	$1,194,624	$1,179,813	$1,165,549
Investment and equity securities	125,786	127,336	132,322
Loans, net	958,457	931,908	899,960
Deposits	1,071,857	1,047,181	1,033,148
Shareholders' equity	114,028	115,144	124,580

Summary of Operations
Interest income	$33,019	$39,885	$29,547
Interest expense	2,871	2,491	1,800
Net interest income	30,148	37,394	27,747
Provision for loan losses	9,579	670	420
Net interest income after provision for loan losses	20,569	36,724	27,327
Noninterest income	9,489	12,189	9,052
Noninterest expense	28,408	43,172	24,423
Income before income taxes	1,650	5,741	11,956
Federal income tax (benefit) expense	(671)	3,565	2,517
Net income	$2,321	$2,176	$9,439

Performance Measurements
Return on average assets*	0.26%	0.19%	1.11%
Return on average equity*	2.70%	1.80%	10.50%
Return on average tangible equity (1)*	2.93%	1.94%	11.35%
Efficiency ratio (1)	69.79%	82.59%	63.00%
Net interest margin*	3.77%	3.72%	3.71%

Shareholders' Value (per common share)
Diluted earnings per share	$0.53	$0.50	$2.17
Basic earnings per share	0.53	0.50	2.18
Regular cash dividends declared	0.78	0.93	$0.69
Book value	25.93	26.44	28.66
Tangible book value (1)	23.88	24.37	26.59
Market value	34.77	37.36	35.05
Market value/book value ratio	134.09%	141.30%	122.30%
Price/earnings multiple*	48.97	74.72	12.13
Current quarter dividend yield	3.11%	2.49%	2.74%
Dividend payout ratio year-to-date	146.92%	185.25%	31.66%

Safety and Soundness
Risk-based capital ratio (Total)	14.85%	15.31%	16.25%
Leverage ratio (Tier 1)	9.57%	9.73%	10.31%
Common equity ratio (Tier 1)	13.60%	14.06%	14.99%
Nonperforming loans/gross loans	0.58%	0.28%	0.34%
Nonperforming assets/total assets	0.70%	0.45%	0.49%
Allowance for loan losses as a % of loans	1.29%	1.25%	1.27%
Net loans charged-off(recoveries)/average loans*	1.23%	-0.01%	-0.01%

Assets under Management
Trust assets under management (fair value)	$737,102	$686,941	$662,733
Held at third-party brokers (fair value)	134,267	158,145	153,200

*Year-to-date annualized

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

(Dollars in thousands, except per share)	Nine Months Ended	Twelve Months Ended	Nine Months Ended
	September 30, 2018	December 31, 2017	September 30, 2017
Return on Tangible Equity (non-GAAP)
Net income	$2,321	$2,176	$9,439

Average shareholders' equity	114,704	120,993	119,886
Less average intangible assets	(9,016)	(9,016)	(9,016)
Average shareholders' equity (non-GAAP)	105,688	111,977	110,870

Return on average tangible equity (non-GAAP)*	2.93%	1.94%	11.35%

Tangible Book Value (per share) (non-GAAP)
Shareholders' equity	$114,028	$115,144	$124,580
Less intangible assets	(9,016)	(9,016)	(9,016)
Shareholders' equity (non-GAAP)	105,012	106,128	115,564

Shares outstanding (in thousands)	4,398	4,355	4,346

Tangible book value (non-GAAP)	23.88	24.37	26.59

Efficiency Ratio
Noninterest expense	$28,408	$43,172	$24,423

Net interest income	30,148	37,394	27,747
Plus tax equivalent adjustment to net interest income	1,141	2,690	1,970
Plus noninterest income, net of securities transactions	9,415	12,186	9,049
Total revenue	40,704	52,270	38,766

Efficiency ratio	69.79%	82.59%	63.00%

* Year-to-date annualized

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

Comparison of the three months ended September 30, 2018 to the three months ended September 30, 2017:

Tax equivalent net interest income increased $623 thousand to $10.7 million in the third quarter of 2018 compared to $10.1 million in the same period in 2017.  Balance sheet volume contributed $525 thousand to this increase and $98 thousand was the result of changes in rates.  Due to the lower corporate tax rate, the benefit of tax-exempt income was less in 2018 as compared to 2017.

The following table presents average balances, tax-equivalent (T/E) interest income, and yields earned or rates paid on the assets or liabilities.  All nontaxable interest income has been adjusted to a tax-equivalent basis using a tax rate of 21% for 2018 and 34% for 2017.

	For the Three Months Ended September 30,
	2018			2017

	Average	Income or	Average	Average	Income or	Average
(Dollars in thousands)	balance	expense	yield/rate	balance	expense	yield/rate

Interest-earning assets:
Interest-bearing obligations of other
banks and federal funds sold	$21,216	$108	2.02%	$43,692	$147	1.33%
Investment securities:
Taxable	81,881	511	2.48%	92,074	511	2.20%
Tax Exempt	46,447	368	3.17%	43,032	412	3.83%
Investments	128,328	879	2.72%	135,106	923	2.71%
Loans:
Commercial, industrial and agricultural	829,586	9,254	4.40%	757,619	8,029	4.15%
Residential mortgage	69,422	723	4.17%	74,095	742	4.01%
Home equity loans and lines	67,241	825	4.87%	72,162	843	4.63%
Consumer	4,994	75	5.96%	4,644	64	5.47%
Loans	971,243	10,877	4.42%	908,520	9,678	4.18%
Total interest-earning assets	1,120,787	$11,864	4.20%	1,087,318	$10,748	3.92%
Other assets	63,914			64,536
Total assets	$1,184,701			$1,151,854

Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$304,480	$236	0.31%	$280,727	$91	0.13%
Money Management	408,131	637	0.62%	412,209	391	0.38%
Savings	81,968	86	0.42%	78,683	36	0.18%
Time	68,385	142	0.82%	72,154	111	0.61%
Total interest-bearing deposits	862,964	1,101	0.51%	843,773	629	0.30%

Other borrowings	3,830	21	2.27%	—	—	0.00%
Total interest-bearing liabilities	866,794	1,122	0.51%	843,773	629	0.30%
Noninterest-bearing deposits	200,865			180,034
Other liabilities	5,269			5,185
Shareholders' equity	111,773			122,862
Total liabilities and shareholders' equity	$1,184,701			$1,151,854
T/E net interest income/Net interest margin		10,742	3.80%		10,119	3.69%
Tax equivalent adjustment		(387)			(685)
Net interest income		$10,355			$9,434

Provision for Loan Losses

Provision for loan loss expense for the third quarter was $250 thousand,  the same as in 2017.  For more information refer to the Loan Quality and Allowance for Loan Losses discussion in the Financial Condition section.

Noninterest Income

For the third quarter of 2018, noninterest income increased $149 thousand from the same period in 2017.  Investment and trust service fees increased due to growth in assets under management and a higher number of estates under management compared to the same period in 2017.  Debit card income was higher due to an increase in transaction volume.  The change in the fair value of equity investments recorded through income was a loss of $20 thousand.  In 2017 the change in fair value of equity investments was recorded through other comprehensive income.

The following table presents a comparison of noninterest income for the three months ended September 30, 2018 and 2017

	For the Three Months Ended
	September 30,		Change
(Dollars in thousands)	2018	2017	Amount	%
Noninterest Income
Investment and trust services fees	$1,424	$1,353	$71	5.2
Loan service charges	191	201	(10)	(5.0)
Deposit service charges and fees	578	611	(33)	(5.4)
Other service charges and fees	357	340	17	5.0
Debit card income	422	325	97	29.8
Increase in cash surrender value of life insurance	129	130	(1)	(0.8)
Net loss on sale of other real estate owned	—	(23)	23	(100.0)
Debt securities gains, net	5	1	4	400.0
Change in fair value of equity securities	(20)	—	(20)	N/A
Other	34	33	1	3.0
Total noninterest income	$3,120	$2,971	$149	5.0

Noninterest Expense

Noninterest expense for the third  quarter of 2018 increased $266 thousand compared to the same period in 2017.  The increase in salaries and benefits was primarily due to an increase in salary expense ($338 thousand) from merit increases and increased staffing levels,  partially offset by a decrease in health insurance expense ($145 thousand) compared to the same period in 2017.  Legal and professional decreased due to the resolution of the Kalan lawsuit more thoroughly described in Part II, Item 1. Legal Proceedings.  FDIC insurance increased due to an increase in the Bank’s base assessment rate.  ATM/debit card processing expense increased due to purchasing EMV card inventory and increased fees from Mastercard.

The following table presents a comparison of noninterest expense for the three months ended September 30, 2018 and 2017

	For the Three Months Ended
(Dollars in thousands)	September 30,		Change
Noninterest Expense	2018	2017	Amount	%
Salaries and benefits	$4,947	$4,694	$253	5.4
Occupancy, furniture and equipment, net	780	809	(29)	(3.6)
Advertising	345	332	13	3.9
Legal and professional	436	502	(66)	(13.1)
Data processing	591	567	24	4.2
Pennsylvania bank shares tax	239	243	(4)	(1.6)
FDIC insurance	159	82	77	93.9
ATM/debit card processing	258	190	68	35.8
Foreclosed real estate	(8)	24	(32)	(133.3)
Telecommunications	95	106	(11)	(10.4)
Other	729	756	(27)	(3.6)
Total noninterest expense	$8,571	$8,305	$266	3.2

Provision for Income Taxes

For the third quarter, the Corporation recorded a Federal income tax expense of $654 thousand compared to a  $774 thousand tax expense for the same quarter in 2017.   The effective tax rate for the third quarter of 2018 was 14.1% compared to 20.1% for the same period in 2017. The federal statutory tax rate is 21% for 2018 and was 34% in 2017.

Comparison of the nine months ended September 30, 2018 to the nine months ended September 30, 2017:

Tax equivalent net interest income increased $1.6 million to $31.3 million in the first nine months of 2018 compared to $29.7 million in the same period in 2017.  Balance sheet volume contributed $1.5 million to this increase and  $44 thousand was the result of changes in rates.  Due to the lower corporate tax rate, the benefit of tax-exempt income was less in 2018 as compared to 2017.

The following table presents average balances, tax-equivalent (T/E) interest income, and yields earned or rates paid on the assets or liabilities.  All nontaxable interest income has been adjusted to a tax-equivalent basis using a tax rate of 21% for 2018 and 34% for 2017.

	For the Nine Months Ended September 30,
	2018			2017

	Average	Income or	Average	Average	Income or	Average
(Dollars in thousands)	balance	expense	yield/rate	balance	expense	yield/rate

Interest-earning assets:
Interest-bearing obligations of other
banks and federal funds sold	$24,108	$326	1.81%	$31,431	$297	1.26%
Investment securities:
Taxable	84,518	1,563	2.47%	92,660	1,581	2.28%
Tax Exempt	46,054	1,084	3.14%	44,617	1,291	3.86%
Investments	130,572	2,647	2.71%	137,277	2,872	2.80%
Loans:
Commercial, industrial and agricultural	810,622	26,332	4.30%	749,693	23,462	4.13%
Residential mortgage	70,576	2,176	4.11%	75,243	2,241	3.97%
Home equity loans and lines	69,194	2,453	4.74%	71,945	2,457	4.57%
Consumer	5,044	226	5.99%	4,672	188	5.38%
Loans	955,436	31,187	4.33%	901,553	28,348	4.16%
Total interest-earning assets	1,110,116	$34,160	4.11%	1,070,261	$31,517	3.94%
Other assets	63,550			63,530
Total assets	$1,173,666			$1,133,791

Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$295,046	$633	0.29%	$271,454	$257	0.13%
Money Management	409,920	1,609	0.52%	414,988	1,119	0.36%
Savings	81,804	218	0.36%	78,269	87	0.15%
Time	69,303	387	0.75%	73,106	322	0.59%
Total interest-bearing deposits	856,073	2,847	0.44%	837,817	1,785	0.28%

Other borrowings	1,429	24	2.25%	2,466	15	0.82%
Total interest-bearing liabilities	857,502	2,871	0.45%	840,283	1,800	0.29%
Noninterest-bearing deposits	190,210			168,453
Other liabilities	11,250			5,169
Shareholders' equity	114,704			119,886
Total liabilities and shareholders' equity	$1,173,666			$1,133,791
T/E net interest income/Net interest margin		31,289	3.77%		29,717	3.71%
Tax equivalent adjustment		(1,141)			(1,970)
Net interest income		$30,148			$27,747

Provision for Loan Losses

Provision for loan loss expense for the first nine months of 2018 was $9.6 million, compared to $420 thousand in 2017.  The increase in the provision expense was due to a large loan charge-off related to the Participation. For more information refer to the Loan Quality and Allowance for Loan Losses discussion in the Financial Condition section.

Noninterest Income

For the first nine months of 2018, noninterest income increased $437 thousand from the same period in 2017.  Investment and trust service fees increased due to growth in assets under management and a higher number of estates under management.  Debit card income increased due to higher transaction volume.  Gains on the sale of debit securities were $56 thousand compared to $3 thousand in the same period in 2017.  The change in the fair value of equity investments recorded through income was $18 thousand.  In 2017, the change in fair value of equity investments was recorded through other comprehensive income. Other income in 2017 included $50 thousand of nonrecurring income.

The following table presents a comparison of noninterest income for the nine months ended September 30, 2018 and 2017:

	For the Nine Months Ended
	September 30,		Change
(Dollars in thousands)	2018	2017	Amount	%
Noninterest Income
Investment and trust services fees	$4,285	$3,991	$294	7.4
Loan service charges	640	657	(17)	(2.6)
Deposit service charges and fees	1,726	1,789	(63)	(3.5)
Other service charges and fees	1,043	996	47	4.7
Debit card income	1,224	1,062	162	15.3
Increase in cash surrender value of life insurance	386	391	(5)	(1.3)
Net loss on sale of other real estate owned	—	(23)	23	(100.0)
Debt securities gains, net	56	3	53	1,766.7
Change in fair value of equity securities	18	—	18	N/A
Other	111	186	(75)	(40.3)
Total noninterest income	$9,489	$9,052	$437	4.8

Noninterest Expense

Noninterest expense for the first nine months of 2018 increased $4.0 million compared to the same period in 2017.  The largest component of noninterest expense is salaries and benefits. Increases in salaries and benefits were primarily due to an increase in salary expense ($904 thousand) from merit increases and increased staffing levels.  These increases were partially offset by a decrease in health insurance expense ($155 thousand).  Advertising increased due to digital marketing initiatives and projects.  Data processing fees increased due to the implementation of new software. FDIC insurance increased due to an increase in the Bank’s base assessment rate. The off-balance sheet reserve of $2.4 million is discussed in the Loan Quality section of Management’s Discussion and Analysis. Other expense increased due to search fees for new and open positions.

The following table presents a comparison of noninterest expense for the nine months ended September 30, 2018 and 2017:

	For the Nine Months Ended
(Dollars in thousands)	September 30,		Change
Noninterest Expense	2018	2017	Amount	%
Salaries and employee benefits	$15,029	$14,190	$839	5.9
Occupancy, furniture and equipment, net	2,383	2,386	(3)	(0.1)
Advertising	1,113	873	240	27.5
Legal and professional	1,207	1,173	34	2.9
Data processing	1,791	1,643	148	9.0
Pennsylvania bank shares tax	712	728	(16)	(2.2)
FDIC insurance	452	281	171	60.9
ATM/debit card processing	734	630	104	16.5
Foreclosed real estate	46	95	(49)	(51.6)
Telecommunications	327	308	19	6.2
Provision for credit losses on off-balance sheet exposures	2,361	—	2,361	N/A
Other	2,253	2,116	137	6.5
Total noninterest expense	$28,408	$24,423	$3,985	16.3

Provision for Income Taxes

For the first nine months of 2018, the Corporation recorded a Federal income tax benefit of $671 thousand compared to a  $2.5 million tax expense for the same period in 2017. The tax benefit was primarily the result of a pre-tax loss due to the significant increase in the provision for loan loss expense.  The effective tax rate for the first nine months of 2017 was 21.1%. The federal statutory tax rate is 21% for 2018 and was 34% in 2017.

Financial Condition

Cash and Cash Equivalents:

Cash and cash equivalents totaled $44.8 million at September 30, 2018, a decrease of $13.8 million from the prior year-end balance of $58.6 million. The decrease was mainly due to the pay-out of the $10 million Kalan settlement (see Part II, Item 1. Legal Proceedings), a $1 million contribution to the Bank’s pension plan and interest-bearing deposits being reinvested in the loan portfolio. Interest-bearing deposits are held primarily at the Federal Reserve ($22.4 million) and in short-term bank owned certificates of deposit ($5.7 million).

Investment Securities:

AFS Securities

The AFS securities portfolio has increased $298 thousand on a cost basis, since year-end 2017. The composition of the portfolio has remained consistent with municipal securities and U.S. Agency mortgage-backed securities comprising the greatest portion of the portfolio at approximately 50% and 36% of the portfolio fair value, respectively.  The average life of the portfolio was 3.78 years.

The AFS securities portfolio had a net unrealized loss of $2.1 million at September 30, 2018 compared to a net unrealized loss of $47 thousand (excluding equity securities) at the prior year-end. The increase in the unrealized loss is due primarily to the change in interest rates.  The portfolio averaged $130.6 million with a yield of 2.71% for the first nine months of 2018. This compares to an average of $137.3 million and a yield of 2.80% for the same period in 2017.

The municipal bond portfolio is well diversified geographically (issuers from within 28 states) and is comprised primarily of general obligation bonds (70%).  Many municipal bonds have credit enhancements in the form of private bond insurance or other credit support. The largest geographic municipal bond exposure is in the states of Texas (14.1%), Washington (10.4%), and Ohio (8.2%).  The average rating of the municipal portfolio from Moody’s is AA.  No municipal bonds are rated below investment grade.

The holdings of trust preferred investments have declined $1.9 million in book value since prior year-end due to the payoff of two bonds.  The holdings of private-label mortgage-backed securities (PLMBS) have declined $384 thousand in book value since year-end due to the sale of one bond.

The amortized cost and estimated fair value of AFS securities available for sale as of September 30, 2018 and December 31, 2017 is as follows:

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
September 30, 2018	cost	gains	losses	value
U.S. Government and Agency securities	$9,405	$15	$(144)	$9,276
Municipal securities	63,221	176	(994)	62,403
Trust preferred securities	4,069	—	(122)	3,947
Agency mortgage-backed securities	46,394	39	(1,063)	45,370
Private-label mortgage-backed securities	474	43	—	517
Asset-backed securities	3,917	—	(27)	3,890
	$127,480	$273	$(2,350)	$125,403

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
December 31, 2017	cost	gains	losses	value
Equity securities	$164	$201	$—	$365
U.S. Government and Agency securities	11,451	64	(43)	11,472
Municipal securities	57,374	650	(252)	57,772
Trust preferred securities	6,000	—	(183)	5,817
Agency mortgage-backed securities	51,307	197	(567)	50,937
Private-label mortgage-backed securities	858	88	—	946
Asset-backed securities	28	—	(1)	27
	$127,182	$1,200	$(1,046)	$127,336

The AFS securities portfolio contained 192 securities with $100 million of temporarily impaired fair value and $2.4 million in unrealized losses at September 30, 2018. The total unrealized loss position has increased $1.3 million unrealized loss at year-end 2017.

For securities with an unrealized loss, Management applies a systematic methodology in order to perform an assessment of the potential for other-than-temporary impairment.  In the case of debt securities, investments considered for other-than-temporary impairment: (1) had a specified maturity or repricing date; (2) were generally expected to be redeemed at par, and (3) were expected to achieve a recovery in market value within a reasonable period of time. In addition, the Bank considers whether it intends to sell these securities or whether it will be forced to sell these securities before the earlier of amortized cost recovery or maturity. The impairment identified on debt securities and subject to assessment at September 30, 2018, was deemed to be temporary and required no further adjustments to the financial statements, unless otherwise noted.

 The following table reflects temporary impairment in the AFS securities portfolio, aggregated by investment category, length of time that individual securities have been in a continuous unrealized loss position and the number of securities in each category as of September 30, 2018 and December 31, 2017:

	September 30, 2018
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Government and Agency securities	$4,011	$(54)	5	$4,381	$(90)	12	$8,392	$(144)	17
Municipal securities	28,938	(520)	47	13,014	(474)	23	41,952	(994)	70
Trust preferred securities	2,102	(62)	3	1,845	(60)	2	3,947	(122)	5
Agency mortgage-backed securities	18,326	(311)	40	22,996	(752)	53	41,322	(1,063)	93
Asset-backed securities	3,886	(26)	6	4	(1)	1	3,890	(27)	7
Total temporarily impaired securities	$57,263	$(973)	101	$42,240	$(1,377)	91	$99,503	$(2,350)	192

	December 31, 2017
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Government and Agency securities	$2,315	$(11)	5	$3,528	$(32)	10	$5,843	$(43)	15
Municipal securities	13,767	(89)	22	7,507	(163)	14	21,274	(252)	36
Trust preferred securities	1,216	(12)	2	4,601	(171)	5	5,817	(183)	7
Agency mortgage-backed securities	16,287	(129)	29	20,563	(438)	39	36,850	(567)	68
Asset-backed securities	—	—	—	4	(1)	1	4	(1)	1
Total temporarily impaired securities	$33,585	$(241)	58	$36,203	$(805)	69	$69,788	$(1,046)	127

The unrealized loss in the municipal bond portfolio increased to $994 thousand from $252 thousand at December 31, 2017 as interest rates rose during the year.  There are seventy securities in this portfolio with an unrealized loss and the loss in this portfolio is deemed to be non-credit related and no other-than-temporary impairment charges have been recorded.

The trust preferred portfolio contains five securities with a fair value of $3.9 million and an unrealized loss of $122 thousand.  The trust-preferred securities held by the Bank are single entity issues, not pooled trust preferred securities.  Therefore, the impairment review of these securities is based only on the issuer and the security cannot be impaired by the performance of other issuers as if it was a pooled trust-preferred bond. All of the Bank’s trust preferred securities are single issue, variable rate notes with long maturities (2027 – 2028).  None of these bonds have suspended or missed a dividend payment. At September 30, 2018, the Bank believes it will be able to collect all interest and principal due on these bonds and no other-than-temporary-impairment charges were recorded.

Equity securities at Fair Value

The Corporation owns one equity investment. At September 30, 2018, this investment was reported at fair value ($383 thousand) with changes in value reported through income.  At December 31, 2017, this investment was reported at fair value with changes in value recorded through other comprehensive income.

Restricted Stock at Cost

The Bank held $452 thousand of restricted stock at September 30, 2018.  Except for $30 thousand, this investment represents stock in FHLB Pittsburgh. The Bank is required to hold this stock to be a member of FHLB and it is carried at cost of $100 per share. The level of FHLB stock held is determined by FHLB and is comprised of a minimum membership amount plus a variable activity amount. FHLB stock is evaluated for impairment primarily based on an assessment of the ultimate recoverability of its cost. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support its operations.  There is not a public market for FHLB stock and the benefits of FHLB membership (e.g., liquidity and low cost funding) add value to the stock beyond purely financial measures. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment.

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

Total residential real estate loans decreased $10.6 million over 2017,  as the Bank retained a lower percentage of its originations.  For the first nine months of 2018, the Bank originated and sold $16.1 million in mortgages for a fee through a third party brokerage agreement. The Bank does not originate or hold any loans that would be considered sub-prime or Alt-A, and does not generally originate mortgages outside of its primary market area.

Residential real estate construction:  The largest component of this category represents loans to residential real estate developers ($9.5 million), while loans for individuals to construct personal residences totaled $2.8 million at September 30, 2018.  The Bank’s exposure to residential construction loans is concentrated primarily in south central Pennsylvania. Real estate construction loans, including residential real estate and land development loans, occasionally provide an interest reserve in order to assist the developer during the development stage when minimal cash flow is generated. All real estate construction loans are underwritten in the same manner, regardless of the use of an interest reserve.

At September  30, 2018, the Bank had $32.2 million in real estate construction loans funded with an interest reserve and capitalized $830 thousand of interest in 2018 from these reserves on active projects.  These loans were comprised of $2.5 million in residential construction and $29.7 million in commercial construction.   Real estate construction loans are monitored on a regular basis by either an independent third party inspector or the assigned loan officer depending on loan amount or complexity of the project. This monitoring process includes at a minimum, the submission of invoices and AIA documents (depending on the complexity of the project) detailing costs incurred by the borrower, on-site inspections, and a signature by the assigned loan officer for disbursement of funds.

Commercial real estate (CRE): This category includes commercial, industrial, farm and agricultural loans, where real estate serves as the primary collateral for the loans. Total commercial real estate loans increased to $475.8 million from $428.4 million at the end of 2017, an increase of $47.4 million.  The increase was primarily in hotels and motels ($17.7 million) partially offset by pay-off of $3.5 million of a loan participation.    The largest sectors (by collateral) in the commercial real estate category are: hotels and motels ($71.0 million), office buildings ($59.8 million), land development ($47.2 million), manufacturing facilities ($42.0 million) and auto dealerships ($34.2 million).

Commercial (C&I):  This category includes commercial, industrial, farm, agricultural, and municipal loans.  C&I loans decreased $11.7 million to $279.8 million at September 30, 2018, compared to $291.5 million at the end of 2017, primarily due to an $8.7 million loan charge-off discussed in more detail in the Loan Quality section below. At September 30, 2018, the Bank had approximately $174 million in tax-free loans in the C&I portfolio. The largest sectors (by industry) in the commercial C&I category are: public administration ($85.7 million), utilities ($35.2 million), educational services ($27.1 million) and health care ($15.4 million).  The Bank expects that commercial lending will continue to be the primary area of loan growth in the future via in-market lending.

The Bank may supplement its own commercial loan production by purchasing loan participations.  These participations are primarily located in south-central Pennsylvania.  At September 30, 2018, the outstanding commercial participations accounted for 10.9%, or $105.7 million, of total gross loans compared to 12.2% and $115.3 million at December 31, 2017.  The Bank’s total exposure (including unfunded commitments) to purchased participations is 14.6%, compared to 16.9% at December 31, 2017. The commercial loan participations are comprised of $35.8 million of C&I loans and $69.9 million of CRE loans, reported in the respective loan class.

Consumer loans: This category remained unchanged over year-end and is mainly comprised of unsecured personal lines of credit.

The following table presents a summary of loans outstanding, by class as of:

	September 30,	December 31,	Change
(Dollars in thousands)	2018	2017	Amount	%
Residential Real Estate 1-4 Family
Consumer first liens	$90,029	$97,159	$(7,130)	(7.3)
Commercial first lien	60,142	61,275	(1,133)	(1.8)
Total first liens	150,171	158,434	(8,263)	(5.2)

Consumer junior liens and lines of credit	43,044	45,043	(1,999)	(4.4)
Commercial junior liens and lines of credit	5,040	5,328	(288)	(5.4)
Total junior liens and lines of credit	48,084	50,371	(2,287)	(4.5)
Total residential real estate 1-4 family	198,255	208,805	(10,550)	(5.1)

Residential real estate - construction
Consumer	2,779	1,813	966	53.3
Commercial	9,510	8,088	1,422	17.6
Total residential real estate construction	12,289	9,901	2,388	24.1

Commercial real estate	475,838	428,428	47,410	11.1
Commercial	279,835	291,519	(11,684)	(4.0)
Total commercial	755,673	719,947	35,726	5.0

Consumer	4,766	5,047	(281)	(5.6)
	970,983	943,700	27,283	2.9
Less: Allowance for loan losses	(12,526)	(11,792)	(734)	6.2
Net Loans	$958,457	$931,908	$26,549	2.8

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

Significant Impairment. During the second quarter the Bank recorded a material impairment charge on a $14.4 million commercial loan participation (the Participation). The impairment charge was initially reported on the Corporation’s current report on Form 8-K filed on May 31, 2018.  The Participation represented the Bank’s portion of loans and off-balance sheet commitments (letters-of-credit) to a single, large commercial lending relationship with the lead bank.  During the second quarter, the Bank was notified by the lead lender, another Pennsylvania bank, that the loan relationship had become impaired due to fraudulent activities believed to be perpetrated by one of more of the executives and personnel employed by the borrower.  The Bank is one of four Pennsylvania banks affected by the loan impairment. The impairment resulted in the Bank charging-off loans totaling $8.7 million. This total included a complete charge-off on a $1.3 million loan and a partial charge-off of $7.4 million on another loan. At September 30, 2018, the remaining balance on three loans in the Participation was $2.9 million.  The credit is now in bankruptcy and is being administered by a bankruptcy court appointed trustee and by the court. In September 2018, the Bankruptcy Court notified the Bank it would receive proceeds of $1.3 million in October 2018 to be applied to two term loans with a balance of $1.5 million. The Bank charged-off the short-fall ($208 thousand) in September and removed the specific reserve of $225 thousand that was established as of June 30, 2018. After receiving the October proceeds, the outstanding balance on the Participation is $1.6 million. The Bank expects to receive additional proceeds from the Bankruptcy Court to apply against the outstanding balance, but as of this time it is uncertain of when this may occur and in what amount.

The Bank also has $2.4 million in off-balance sheet exposure through three letters-of-credit it issued for the benefit of the borrower. A $2.4 million reserve (reported in other liabilities and other expense) was established for these commitments. As of September 30, 2018, proof of claim for one letter-of-credit has been submitted to the Bankruptcy Court for payment.

The impairment charges had a significant effect on various loan quality measures including: impaired loans, nonaccrual loans, provision for loan loss expense, and net-charge offs.

Watch list loans exhibit financial weaknesses that increase the potential risk of default or loss to the Bank. However, inclusion on the watch list, does not by itself, mean a loss is certain. The watch list totaled $14.9 million at quarter end, compared to $16.0 million at June 30, 2018 and $12.8 million at December 31, 2017. The watch list includes both performing and nonperforming loans.  It is comprised entirely of loans rate 6-Special Mention and 7- Substandard. The increase in the watch list from year-end 2017 is the result of an increase in substandard commercial loans from the Participation (rated 7-Substandard). The Bank has no loans rated 8-Doubtful or 9-Loss. Included in the substandard total are $5.6 million of nonaccrual loans.  The Participation accounted for the increase in nonaccrual loans. The previously mentioned payment from the Bankruptcy Court will be applied against loans that are in nonaccrual at the end of the quarter. The credit composition of the portfolio, by primary collateral is shown in Note 6 of the accompanying financial statements.

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

The Bank’s Loan Management Committee reviews these loans and risk ratings on a quarterly basis in order to proactively identify and manage problem loans. In addition, a committee meets monthly to discuss possible workout strategies for OREO and all credits rated 7-Substandard or worse. Management also tracks other commercial loan risk measurements including high loan to value loans, concentrations, participations and policy exceptions and reports these to the Credit Risk Oversight Committee of the Board of Directors. The Bank also uses a third-party consultant to assist with internal loan review with a goal of reviewing 60% of commercial loans each year. The FDIC defines certain supervisory loan-to-value lending limits.  The Bank’s internal loan–to-value limits are all equal to, or have a lower loan-to-value limit, than the supervisory limits. However, in certain instances, the Bank may make a loan that exceeds the supervisory loan-to-value limit.  At September 30, 2018 the Bank had loans of $18.7 million (1.9% of gross loans) that exceeded the supervisory limit, compared to 3.2% at year-end 2017.

Loan quality has declined since year-end 2017, as the balance of nonperforming loans has increased, primarily the result of moving the Participation loans to nonaccrual.   Potential problem loans, defined as watch list loans less loans on nonaccrual or past due more than 90 days at September 30, 2018 totaled $9.2 million compared to $10.3 million at June 30, 2018 and $10.1 million at year-end 2017.  See Note 7 in the accompanying financial statements for additional information about OREO.

The following table presents a summary of nonperforming assets as of:

	September 30,	December 31,
(Dollars in thousands)	2018	2017

Nonaccrual loans
Residential Real Estate 1-4 Family
First liens	$71	$168
Junior liens and lines of credit	23	—
Total	94	168
Residential real estate - construction	460	466
Commercial real estate	1,806	1,854
Commercial	3,263	187
Total nonaccrual loans	5,623	2,675

Loans past due 90 days or more and still accruing
Junior liens and lines of credit	43	—
Total loans past due 90 days or more and still accruing	43	—

Total nonperforming loans	5,666	2,675

Other real estate owned	2,665	2,598
Total nonperforming assets	$8,331	$5,273

Nonperforming loans to total gross loans	0.58%	0.28%
Nonperforming assets to total assets	0.70%	0.45%
Allowance for loan losses to nonperforming loans	221.07%	440.82%

The following table identifies the most significant loans in nonaccrual status. These two nonaccrual loans account for 84% of the total nonaccrual balance.

(Dollars in thousands)
		ALL	Nonaccrual	TDR			Collateral
	Balance	Reserve	Date	Status	Collateral	Location	Value

Credit 1	$1,592	$—	Mar-12	Y	1st and 2nd liens on commercial real estate, residential real estate and business assets	PA	$3,105
Credit 2	2,925	—	May-18	N	1st lien commercial real estate and business assets	PA	$3,175
	$4,517	$—

Credit 1 is a TDR that is delinquent under the modified terms. Credit 2 is the Participation and does not reflect the pay-down off $1.3 million received in October 2018, but does include the partial charge-off previously discussed.

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

In accordance with financial accounting standards, TDR loans are always considered impaired until they are paid off or in certain circumstances, refinanced.  However, an impaired TDR loan can be a performing loan.  Impaired loans totaled $15.3 million at quarter-end compared to $12.6 million at year-end 2017. The increase is in the commercial loan portfolio was a result of the Participation.

The following table shows the composition of impaired loans as of:

	September 30, 2018
(Dollars in thousands)	Nonaccrual		Accruing	Accruing	Total
	Non-TDR	TDR	TDR	Other (1)	Impaired
Residential Real Estate 1-4 Family
First liens	$71	$—	$683	$—	$754
Junior liens and lines of credit	23	—	—	43	66
Total	94	—	683	43	820
Residential real estate - construction	—	460	—	—	460
Commercial real estate	141	1,665	8,909	—	10,715
Commercial	3,263	—	—	—	3,263
Total	$3,498	$2,125	$9,592	$43	$15,258

(1) impaired consumer purpose loans not on nonaccrual

Allowance for Loan Losses:

Management monitors loan performance on a monthly basis and performs a quarterly evaluation of the adequacy of the allowance for loan losses (ALL). The ALL is determined by segmenting the loan portfolio based on the loan’s collateral. When calculating the ALL, consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, historical charge-offs, the adequacy of the underlying collateral (if collateral dependent) and other relevant factors. The Bank begins enhanced monitoring of all loans rated 6-Special Mention or worse, and obtains a new appraisal or asset valuation for any loan rated 7-Substandard or worse. Management, at its discretion, may determine that additional adjustments to the appraisal or valuation are required.  Valuation adjustments will be made as necessary based on factors, including, but not limited to: the economy, deferred maintenance, industry, type of property/equipment, age of the appraisal, etc. and the knowledge Management has about a particular situation. In addition, the cost to sell or liquidate the collateral is also estimated and deducted from the valuation in order to determine the net realizable value to the Bank. When determining the allowance for loan losses, certain factors involved in the evaluation are inherently subjective and require material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans. Management monitors the adequacy of the allowance for loan losses on an ongoing basis and reports its adequacy quarterly to the Credit Risk Oversight Committee of the Board of Directors.  Management believes that the allowance for loan losses at September 30, 2018 is adequate.

The analysis for determining the ALL is consistent with guidance set forth in generally accepted accounting principles (GAAP) and the Interagency Policy Statement on the Allowance for Loan and Lease Losses. The analysis has three components: specific allocations, general allocations, and an unallocated component. The specific component addresses specific reserves established for impaired loans. A loan is considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all interest and principal payments due according to the originally contracted terms of the loan agreement.  Collateral values discounted for market conditions and selling costs are used to establish specific allocations for impaired loans. It is possible that as a result of the credit analysis, a specific reserve is not required for an impaired loan. For impaired commercial loans with balances less than $250 thousand and all consumer purpose loans, a specific reserve analysis is not performed and these loans are added to the general allocation pool. These loans totaled $710 thousand at September 30, 2018 and Management does not believe that excluding these loans from the specific reserve analysis presents any additional risk.  The Bank currently has a $181 thousand specific reserve established against one commercial loan. Note 6 in the accompanying financial statements provides additional information about the ALL established for impaired loans.

The general allocation component addresses the reserves established for pools of homogenous loans. The general component includes a quantitative and qualitative analysis. When calculating the general allocation, the Bank segregates its loan portfolio into the following sectors based primarily on the type of supporting collateral:  residential real estate, commercial, industrial or agricultural real estate; commercial and industrial (C&I non-real estate), and consumer. Each sector may be further segregated by type of collateral, lien position, or owner/nonowner occupancy. The quantitative analysis uses the Bank’s twenty quarter rolling historical loan loss experience adjusted for factors derived from current economic and market conditions that have been determined to have an effect on the probability and magnitude of a loss.  For the third quarter of 2018, the historical loss experience was adjusted pursuant to the above process to in effect exclude the charge-off on the Participation.  This loss resulted from fraudulent activity believed to have been perpetrated by one or more employees of the borrower.  As such, the Bank believes this incident is an isolated occurrence and not indicative of a broader increase in exposure to fraud-related losses in its loan portfolio. The qualitative analysis utilizes a risk matrix that incorporates qualitative and environmental factors such as: loan volume, management, loan review process, credit concentrations, competition, and legal and regulatory issues. These factors are each risk rated from minimal to high risk and in total can add up to a maximum qualitative factor of 37.5 basis points.

The unallocated component is maintained to cover uncertainties that could affect Management’s estimate of probable loss.  The unallocated component of the ALL reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

The following table shows the composition of the allowance for loan losses:

(Dollars in thousands)	September 30, 2018		December 31, 2017
Allowance Component	Balance	% of Loans	Balance	% of Loans
General - Quantitative	$8,327	0.86	$7,808	0.83
General - Qualitative	2,628	0.27	2,547	0.27
Specific	181	0.02	—	—
Unallocated	1,390	0.14	1,437	0.15
	$12,526	1.29	$11,792	1.25

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

The following table shows the loans that were evaluated for the allowance for loan losses under a specific reserve (individually) and those that were evaluated under a general reserve (collectively), and the amount of the allowance established in each loan class as of September 30, 2018 and December 31, 2017:

	Residential Real Estate 1-4 Family
	First	Junior Liens &		Commercial
(Dollars in thousands)	Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total

September 30, 2018
Loans evaluated for ALL:
Individually	$408	$—	$460	$10,574	$3,106	$—	$—	$14,548
Collectively	149,763	48,084	11,829	465,264	276,729	4,766	—	956,435
Total	$150,171	$48,084	$12,289	$475,838	$279,835	$4,766	$—	$970,983

ALL established for loans evaluated:
Individually	$—	$—	$—	$—	$181	$—	$—	$181
Collectively	1,006	314	278	7,271	1,985	101	1,390	12,345
ALL at September 30, 2018	$1,006	$314	$278	$7,271	$2,166	$101	$1,390	$12,526

December 31, 2017
Loans evaluated for ALL:
Individually	$459	$—	$466	$10,981	$—	$—	$—	$11,906
Collectively	157,975	50,371	9,435	417,447	291,519	5,047	—	931,794
Total	$158,434	$50,371	$9,901	$428,428	$291,519	$5,047	$—	$943,700

ALL established for loans evaluated:
Individually	$—	$—	$—	$—	$—	$—	$—	$—
Collectively	1,060	330	224	6,526	2,110	105	1,437	11,792
ALL at December 31, 2017	$1,060	$330	$224	$6,526	$2,110	$105	$1,437	$11,792

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

Year-to-date, the Bank recorded a net loan charge-offs of $8.8 million compared to net recoveries of $48 thousand for the same period in 2017. The Bank recorded $9.6 million in the provision for loan loss expense for the first nine months of 2018 compared to $420 thousand for the same period of 2017.  The Participation was primarily responsible for the increase in net loan charge-offs and the increase in the provision for loan loss expense. See Note 6 in the accompanying financial statements for additional information about the allowance for loan losses.

The following table presents an analysis of the allowance for loan losses for the periods ended:

	Residential Real Estate 1-4 Family
	First	Junior Liens &		Commercial
(Dollars in thousands)	Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total

ALL at June 30, 2018	$1,022	$318	$282	$7,028	$2,233	$107	$1,492	$12,482
Charge-offs	—	—	—	—	(208)	(23)	—	(231)
Recoveries	—	—	—	1	19	5	—	25
Provision	(16)	(4)	(4)	242	122	12	(102)	250
ALL at September 30, 2018	$1,006	$314	$278	$7,271	$2,166	$101	$1,390	$12,526

ALL at December 31, 2017	$1,060	$330	$224	$6,526	$2,110	$105	$1,437	$11,792
Charge-offs	—	—	—	—	(8,944)	(78)	—	(9,022)
Recoveries	1	—	—	17	135	24	—	177
Provision	(55)	(16)	54	728	8,865	50	(47)	9,579
ALL at September 30, 2018	$1,006	$314	$278	$7,271	$2,166	$101	$1,390	$12,526

The allocation of the allowance for loan losses is based on estimates and is not intended to imply limitations on the usage of the allowance.  The entire allowance is available to absorb any losses without regard to the category in which the loan is classified. The following table shows the ALL and charge-off ratios for the periods ended:

	Nine Months Ended	Year ended	Nine Months Ended
	September 30, 2018	December 31, 2017	September 30, 2017
Net charge-offs (recoveries)/average loans*	1.23%	-0.01%	-0.01%
Net loan charge-offs (recoveries) as a percentage of the provision for loan losses	92.34%	-7.01%	-11.43%
Allowance for loan losses as a % of loans	1.29%	1.25%	1.27%
Net charge-offs (recoveries)	$8,845	$(47)	$(48)
* Annualized

Other Real Estate Owned:

The Bank holds $2.7 million of other real estate owned (OREO), comprised of two properties. The most significant OREO holding is one property carried at $2.6 million (98% of total OREO) that is secured by 196 acres of land intended for residential real estate development. This property was part of a participated loan with the workout being handled by the lead bank. During the second quarter the Bank purchased the remaining portion of this property that it did not own for $105 thousand. The Bank believes it can more aggressively market the property as the sole owner as compared to the effort put forth by the minority owner/lead bank. The Bank has a contract on the property subject to the buyers due diligence period that expires in May 2019.  During the due diligence period the buyer is responsible for covering the Bank’s carrying costs of the property.   During 2018, the Bank recorded write downs of $6 thousand and incurred expense of $46 thousand to hold and maintain OREO. Note 7 of the accompanying financial statements provides additional information on activity in OREO.

Other Assets:

The $4l.7  million increase in other assets is primarily due to the Bank’s current tax position changing to a receivable due to the reversal of the deferred tax asset from the payout of the $10.0 million legal settlement.

Deposits:

Total deposits increased $24.7 million during the first nine months of 2018 to $1.072 billion. Non-interest bearing deposits remained unchanged, while total interest-bearing checking and savings increased $32.8 million and time deposits decreased $7.7 million. Interest bearing checking increased by $14.1 million, primarily in commercial and municipal deposits while the Bank’s Money Management product increased $16.2 million, primarily in retail and commercial accounts.  Time deposits decreased since year-end from maturities of short-term municipal deposits.

As of September 30, 2018, the Bank had $155.0 million placed in the ICS program ($115.3 million in interesting-bearing checking and $39.7 million in money management) and $3.3 million in reciprocal time deposits in the CDARS program included in time deposits.  These programs allow the Bank to offer full FDIC coverage to large depositors, but with the convenience to the customer of only having to deal with one bank.  The Bank solicits these deposits from within its market and it believes they present no greater risk than any other local deposit.  The Bank had no wholesale brokered CDs at September 30, 2018.

	September 30,	December 31,	Change
(Dollars in thousands)	2018	2017	Amount	%
Noninterest-bearing checking	$196,478	$196,853	$(375)	(0.2)

Interest-bearing checking	295,049	280,944	14,105	5.0
Money management	431,200	415,045	16,155	3.9
Savings	81,394	78,868	2,526	3.2
Total interest-bearing checking and savings	807,643	774,857	32,786	4.2

Time deposits	67,736	75,471	(7,735)	(10.2)
Total deposits	$1,071,857	$1,047,181	$24,676	2.4

Overdrawn deposit accounts reclassified as loans	$105	$154

Borrowings:

The Corporation had no short-term borrowings at September 30, 2018 and December 31, 2017.

Other Liabilities:

The $8.7 million decrease in other liabilities is primarily due to the payout of the $10.0 million legal settlement.

Shareholders’ Equity:

Total shareholders’ equity decreased $1.1 million to $114.0 million at September 30, 2018, from $115.1 million at the end of 2017.  The Corporation’s net earnings of $2.3 million were offset by the cash dividend of $3.4 million. The Corporation’s Dividend Reinvestment Plan (DRIP) added $529 thousand in new capital from optional cash contributions and $556 thousand from the reinvestment of quarterly dividends. The Corporation’s dividend payout ratio was 146.9% for the first nine months of 2018 compared to 31.7% in 2017. The payout ratio for 2018 was negatively affected by the net loss recorded in the second quarter.

As part of its quarterly dividend decision, the Corporation considers current and future income projections, dividend yield, payout ratio, and current and future capital ratios. For the third quarter of 2018, the Corporation paid a $0.27 per share dividend, compared to $0.24 paid in the third quarter of 2017. On October  11, 2018 the Board of Directors declared a $0.27 per share regular quarterly dividend for the fourth quarter of 2018, which will be paid on November  28, 2018.

In addition, the Corporation considers how dividend decisions may affect the DRIP. On October 12, 2017, the Board of Directors authorized the repurchase of up to 100,000 shares of the Corporation’s $1.00 par value common stock at market prices in open market or privately negotiated transactions beginning October 16, 2017 and continuing through September 30, 2018.  During the first nine months of 2018, 2,605 shares were repurchased, compared to no shares repurchased in the first nine months of 2017.  The 2017 Repurchase Plan expired on September 30, 2018 and a new plan has not been authorized.

In July 2013, Federal banking regulators approved the final rules from the Basel Committee on Banking Supervision for the regulation of capital requirements for bank holding companies and U.S banks, generally referred to as “Basel III.” The Basel III standards were effective for the Corporation and the Bank, effective January 1, 2015 (subject to a phase-in period for certain provisions).  Basel III imposes significantly higher capital requirements and more restrictive leverage and liquidity ratios than those previously in place.  The capital ratios to be considered “well capitalized” under Basel III are: (1) Common Equity Tier 1 (CET1) of 6.5%, (2) Tier 1 Leverage of 5%, (3) Tier 1 Risk-Based Capital of 8%, and (4) Total Risk-Based Capital of 10%.  The CET1 ratio is a new capital ratio under Basel III and the Tier 1 risk-based capital ratio of 8% has been increased from 6%. The rules also include changes in the risk weights of certain assets to better reflect credit and other risk exposures. In addition, a capital conservation buffer will be phased-in beginning January 1, 2016 at 0.625%, 1.25% for 2017, 1.875% for 2018 and 2.50% for 2019 and thereafter.  The capital conservation buffer will be applicable to all of the capital ratios except for the Tier1 Leverage ratio. The capital conservation buffer is equal to the lowest value of the three applicable capital ratios less the regulatory minimum for each respective capital measurement.  The Bank’s capital conservation buffer at September 30, 2018 was 6.89% (total risk-based capital 14.89% less 8.00%) compared to the 2018 regulatory buffer of 1.875%.  Compliance with the capital conservation buffer is required in order to avoid limitations to certain capital distributions.  As of September 30, 2018, the Bank was “well capitalized” under the Basel III requirements and believes it would be “well capitalized” on a fully-phased in basis had such a requirement been in effect.

The following table summarizes regulatory capital information as of September 30, 2018 and December 31, 2017 for the Corporation and the Bank.  The ratios have decreased since December 31, 2017 due to the net loss caused by the impairment charges for the Participation, more fully discussed in the Loan Quality section of Management’s Discussion and Analysis.

			Regulatory Ratios
			Adequately	Well
	September 30,	December 31,	Capitalized	Capitalized
(Dollars in thousands)	2018	2017	Minimum	Minimum

Common Equity Tier 1 Risk-based Capital Ratio (1)
Franklin Financial Services Corporation	13.64%	14.06%	4.500%	N/A
Farmers & Merchants Trust Company	13.42%	13.93%	4.500%	6.50%

Tier 1 Risk-based Capital Ratio (2)
Franklin Financial Services Corporation	13.64%	14.06%	6.000%	N/A
Farmers & Merchants Trust Company	13.42%	13.93%	6.000%	8.00%

Total Risk-based Capital Ratio (3)
Franklin Financial Services Corporation	14.89%	15.31%	8.000%	N/A
Farmers & Merchants Trust Company	14.68%	15.19%	8.000%	10.00%

Tier 1 Leverage Ratio (4)
Franklin Financial Services Corporation	9.59%	9.73%	4.000%	N/A
Farmers & Merchants Trust Company	9.48%	9.64%	4.000%	5.00%

(1) Common equity Tier 1 capital/ total risk-weighted assets (2) Tier 1 capital / total risk-weighted assets
(3) Total risk-based capital / total risk-weighted assets, (4) Tier 1 capital / average quarterly assets

Economy

The Corporation’s primary market area includes Franklin, Fulton, Cumberland and Huntingdon Counties, Pennsylvania.  This area is diverse in demographic and economic makeup.  County populations range from a low of approximately 15,000 in Fulton County to over 249,000 in Cumberland County. Unemployment in the Bank’s market area has remained virtually unchanged over the past year and ranges from a low of 3.5% in Cumberland County to 4.9% in Huntingdon County.  The market area has a diverse economic base and local industries include warehousing, truck & rail shipping centers, light and heavy manufacturers, health-care, higher education institutions, farming and agriculture, and a varied service sector.  The Corporation’s primary market area is located in South Central PA and provides easy access to the major metropolitan markets on the east coast via trucking and rail transportation. Because of this, warehousing and distribution companies continue to find the area attractive. The local economy is not overly dependent on any one industry or business and Management believes that the Bank’s primary market area continues to be well suited for growth.

The following provides selected economic data for the Bank’s primary market:

Economic Data

	September 30,	December 31,
	2018	2017
Unemployment Rate (seasonally adjusted)
Market area range (1)	3.5% - 4.9%	3.4 - 4.5%
Pennsylvania	4.2%	4.6%
United States	3.9%	4.1%

Housing Price Index - year over year change
PA, nonmetropolitan statistical area	4.4%	2.3%
United States	6.6%	6.3%

Building Permits - year over year change -12 moths
Harrisburg-Carlisle, PA MSA & Chambersburg-Waynesboro, PA MSA
Residential, estimated	10.0%	5.2%
Multifamily, estimated	97.1%	-27.8%

(1) Franklin, Cumberland, Fulton and Huntingdon Counties

Unlike many companies, the assets and liabilities of the Corporation are financial in nature. As such, interest rates and changes in interest rates may have a more significant effect on the Corporation’s financial results than on other types of industries. Because of this, the Corporation watches the actions of the Federal Reserve Open Market Committee (FOMC) as it makes decisions about interest rate changes. In September 2018, the FOMC increased the federal funds rate target range by .25%, its seventh such increase since December 31, 2016.    Despite these actions, the yield curve has flattened during the year.  Looking through the remainder of 2018, the FOMC continues to state that the timing and magnitude of rate increases will be data dependent. Market forecasts predict another FOMC rate change in December 2018 and possibly three more increases in 2019.  However, the actions of the FOMC with regard to the direction and magnitude of rate changes is never certain.

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

Historically, the Corporation has satisfied its liquidity needs from earnings, repayment of loans and amortizing investment securities, maturing investment securities, loan` sales, deposit growth and its ability to access existing lines of credit.  All investment securities are classified as available for sale; therefore, securities that are not pledged as collateral for borrowings are an additional source of readily available liquidity, either by selling the security or, more preferably, to provide collateral for additional borrowing. At September 30, 2018, the Bank had $86.9 million (fair value) in its investment portfolio pledged as collateral for deposits.  The Bank also has access to other wholesale funding via the brokered CD market.

The FHLB system has always been a major funding source for community banks.  The Bank’s maximum borrowing capacity with the FHLB at September 30, 2018 was $337.7 million with $337.7 million available to borrow.  There are no indicators that lead the Bank to believe the FHLB would discontinue its lending function or restrict the Bank’s ability to borrow. If either of these events would occur, it would have a negative effect on the Bank and it is unlikely that the Bank could replace the level of FHLB funding in a short time.

The Bank has established credit at the Federal Reserve Discount Window and as of quarter-end had the ability to borrow approximately $19 million.

Off Balance Sheet Commitments

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk.  These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments.  Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation.  Unused commitments and standby letters of credit totaled $303.6 million and $300.1 million, respectively, at September 30, 2018 and December 31, 2017.  As of June 30, 2018, the Bank established a $2.4 million allowance against letters of credit issued as part of the Participation discussed in the Loan Quality section.

The Corporation has entered into various contractual obligations to make future payments.  These obligations include time deposits, long-term debt, operating leases, deferred compensation and pension payments.  These amounts have not changed materially from those reported in the Corporation’s 2017 Annual Report on Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the Corporation’s exposure to market risk during the nine months ended September 30, 2018. For more information on market risk refer to the Corporation’s 2017 Annual Report on Form 10-K.

Item 4.  Controls and Procedures

Evaluation of Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2018, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in the Corporation’s internal control over financial reporting during the quarterly period ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

Item 1A. Risk Factors

Except as set forth below, there were no material changes in the Corporation’s risk factors during the nine months ended September 30, 2018. For more information, refer to the Corporation’s 2017 Annual Report on Form 10-K.

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

These shares were acquired through stock swap transactions by the exercise of incentive stock options. No shares were repurchased in the second or third quarters of 2018.  The 2017 Repurchase Plan expired on September 30, 2018 and a new plan has not been authorized.

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

Franklin Financial Services Corporation

November 5, 2018	/s/ Timothy G. Henry
Timothy G. Henry
Chief Executive Office and President
(Principal Executive Officer)

November 5, 2018	/s/ Mark R. Hollar
Mark R. Hollar
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)