Form 10-K
period 2018-12-31
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2019-03-18
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10‑K    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the 4,024,559 shares of the Registrant's common stock held by nonaffiliates of the Registrant as of June 30, 2018 based on the price of such shares was $137,841,146.

There were 4,414,234 outstanding shares of the Registrant's common stock as of February 28, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive annual proxy statement to be filed, pursuant to Reg. 14A within 120 days after December 31, 2018, are incorporated into Part III.

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

The Corporation’s common stock is thinly traded in the over-the-counter market.  The Corporation’s stock is listed under the symbol “FRAF” (www.otcmarkets.com/stock/FRAF/quote) on the OTCQX Market Tier of the OTC Markets. The Corporation’s internet address is www.franklinfin.com.  Electronic copies of the Corporation’s 2018 Annual Report on Form 10-K are available free of charge by visiting the “Investor Information” section of www.franklinfin.com.  Electronic copies of quarterly reports on Form 10-Q and current reports on Form 8-K are also available at this internet address.  These reports are posted as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission (SEC).

In March 2019, the Corporation announced its common stock has been approved for listing on the Nasdaq Stock Market.  Trading on the Nasdaq is currently expected to commence on or about May 1, 2019 under the trading symbol FRAF.

The Corporation conducts substantially all of its business through its direct banking subsidiary, F&M Trust, which is wholly owned. F&M Trust, established in 1906, is a full-service, Pennsylvania-chartered commercial bank and trust company, which is not a member of the Federal Reserve System. F&M Trust operates twenty-two community banking offices in Franklin, Cumberland, Fulton and Huntingdon Counties, Pennsylvania. The Bank engages in general commercial, retail banking and trust services normally associated with community banks and its deposits are insured (up to applicable legal limits) by the Federal Deposit Insurance Corporation (the “FDIC”). F&M Trust offers a wide variety of banking services to businesses, individuals, and governmental entities.  These services include, but are not necessarily limited to, accepting and maintaining checking, savings, and time deposit accounts, providing investment and trust services, making loans and providing safe deposit facilities. Franklin Future Fund Inc., a direct subsidiary of the Corporation, is a non-bank investment company that makes venture capital investments, limited to 5% or less of the outstanding shares of any class of voting securities of any company, within the Corporation’s primary market area. Franklin Financial Properties Corp. is a “qualified real estate subsidiary,” a wholly owned subsidiary of F&M Trust, and was established to hold real estate assets used by F&M Trust in its banking operations.

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

Commercial and agricultural real estate loans are secured by properties such as hotels, office buildings, apartment buildings, retail sites, and farmland or agricultural related properties. These loans are highly dependent on the business operations for repayment. Compared to residential real estate, this collateral may be more difficult to sell in the event of a default.

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

The following table shows the Bank’s market share in its primary market as reported on the June 30, 2018 FDIC Summary of Deposits Report:

(Dollars in thousands)
	F&M Trust
County	# of Locations	Deposits	Market Deposits	Market Share
Franklin	12	$701,651	$2,170,819	32%
Cumberland	7	265,546	6,805,993	4%
Fulton	2	74,891	213,834	35%
Huntingdon	1	16,224	614,428	3%
	22	$1,058,312	$9,805,074	11%

Because of increasing competition, profit margins in the traditional banking business of lending and gathering deposits have been flat and many nonbanking institutions offer services similar to those offered by the Bank. Some competitors may have access to resources (e.g., financial and technological) sooner than they are available to the Bank, or that may be unavailable to the Bank, thereby creating a competitive disadvantage for the Bank in terms of product, service pricing and delivery.  The Bank utilizes various strategies including its long history of local customer service and convenience as part of a relationship management culture, a wide variety of products and services and, to a lesser extent, the pricing of loans and deposits, to compete.  F&M Trust is the largest financial institution headquartered in Franklin County and had total assets of approximately $1.2 billion on December 31, 2018.

Staff

As of December 31, 2018, the Corporation and its banking subsidiary had 255 full-time equivalent employees.  The officers of the Corporation are employees of the Bank.  The Bank offers a 401(k) plan, employee stock purchase plan and incentive compensation plans.  Employees are also provided with group life and health insurance.  Management considers employee relations to be excellent.

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

The Bank is a state chartered bank that is not a member of the Federal Reserve System, and its deposits are insured (up to applicable legal limits) by the Federal Deposit Insurance Corporation (FDIC).  Accordingly, the Bank's primary federal regulator is the FDIC, and the Bank is subject to extensive regulation and examination by the FDIC and the Pennsylvania Department of Banking and Securities.  The Bank is also subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered.  The Bank is subject to extensive regulation and reporting requirements in a variety of areas, including helping to prevent money laundering, to preserve financial privacy, and to properly report late payments, defaults, and denials of loan applications.

Dodd-Frank Wall Street Reform and Consumer Protection Act

In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank) became law.  Dodd-Frank is intended to affect a fundamental restructuring of federal banking regulation.  Among other things, Dodd-Frank creates a new Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators new authority to take control of and liquidate financial firms.  Dodd-Frank additionally creates a new independent federal regulator to administer federal consumer protection laws.  Dodd-Frank is expected to have a significant impact on our business operations as its provisions take effect.  Among the provisions that are likely to affect the Corporation are the following:

FDIC Insurance. The insurance limit was increased to $250,000 per depositor.  In addition, the assessment base was changed from a deposit-based calculation to an asset-based calculation.  Dodd-Frank requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds.  Dodd-Frank also eliminated the federal statutory prohibition against the payment of interest on business checking accounts.

Compensation.  At least once every three years, companies must conduct a non-binding shareholder vote (say-on-pay) to approve the compensation of the CEO and the company’s “named executive officers.”  At least once every 6 years, shareholders must also vote on whether to hold the non-binding vote on executive compensation every 1, 2, or 3 years.  Additionally, banking regulators have established guidance that prohibits incentive-based compensation arrangements that encourage inappropriate risks that could lead to material financial loss to the institution.

Consumer Financial Protection Bureau.  Dodd-Frank created a new, independent federal agency called the Consumer Financial Protection Bureau (CFPB), which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes.  The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets.  Smaller institutions are subject to rules promulgated by the CFPB but continue to be examined and supervised by federal banking regulators for consumer compliance purposes.  The CFPB has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products.  Dodd-Frank authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay.  In addition, Dodd-Frank will allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB.  Dodd-Frank permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

Most of the Dodd-Frank rules and regulations have been implemented.  These new rules and regulations have and will continue to significantly change the current bank regulatory structure and affect the lending, deposit and operating activities of financial institutions, including the Corporation.  It remains difficult to anticipate or predict the overall future financial impact the Dodd-Frank Act will have on the Corporation, our customers, our financial condition and results of operations.  The Corporation continues to monitor and implement rules and regulations as they are adopted and modified, and to evaluate their application to our current and future operations.

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

In July 2013, Federal banking regulators approved the final rules from the Basel Committee on Banking Supervision for the regulation of capital requirements for bank holding companies and U.S banks, generally referred to as “Basel III.” The Basel III standards were effective for the Corporation and the Bank, effective January 1, 2015 (subject to a phase-in period for certain provisions).  Basel III imposes significantly higher capital requirements and more restrictive leverage and liquidity ratios than those previously in place.  The capital ratios to be considered “well capitalized” under Basel III are: (1) Common Equity Tier 1 (CET1) of 6.5%, (2) Tier 1 Leverage of 5%, (3) Tier 1 Risk-Based Capital of 8%, and (4) Total Risk-Based Capital of 10%.  The rules also include changes in the risk weights of certain assets to better reflect credit and other risk exposures. In addition, a capital conservation buffer is phased-in beginning at 0.625% for 2016, 1.25% for 2017, 1.875% for 2018 and 2.50% for 2019 and thereafter. The capital conservation buffer is applicable to all of the capital ratios except for the Tier1 Leverage ratio. The capital conservation buffer is equal to the lowest value of the three applicable capital ratios less the regulatory minimum for each respective capital measurement.   The Bank’s capital conservation buffer at December 31, 2018 was 7.06% (total risk-based capital 15.06% less 8.00%) compared to the 2018 regulatory buffer of 1.875%. Compliance with the capital conservation buffer is required in order to avoid limitations on certain capital distributions, especially dividends.  As of December 31, 2018, the Bank was “well capitalized’ under the Basel III requirements and believes it would be “well capitalized” on a fully-phased in basis had such requirements been in effect.  The minimum capital ratios (shown as “adequately capitalized”) and the “well capitalized” capital ratios are reported in Note 2 of the accompanying financial statements.

Prompt Corrective Action Rules

The federal banking agencies have regulations defining the levels at which an insured institution would be considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized."  The applicable federal bank regulator for a depository institution could, under certain circumstances, reclassify a "well‑capitalized" institution as "adequately capitalized" or require an "adequately capitalized" or "undercapitalized" institution to comply with supervisory actions as if it were in the next lower category.  Such a reclassification could be made if the regulatory agency determines that the institution is in an unsafe or unsound condition (which could include unsatisfactory examination ratings).  At December 31, 2018, the Bank satisfied the criteria to be classified as "well capitalized" within the meaning of applicable regulations.

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

FDIC Insurance

The Bank is a member of the Deposit Insurance Fund (DIF), which is administered by the FDIC. The FDIC insures deposit accounts at the Bank, generally up to a maximum of $250,000 for each separately insured depositor. The FDIC charges a premium to depository institutions for deposit insurance. This rate is based on the risk category of the institution and the total premium is based on average total assets less average tangible equity.  As of December 31, 2018, the Bank was considered well capitalized and its assessment rate was approximately 3 basis points of the assessment base.

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

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2019. The Bank’s FICO assessment was approximately $32 thousand in 2018 and was included in FDIC insurance expense.

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

The Bank offers a variety of loan products, including residential mortgage, consumer, construction and commercial loans.  The Bank requires real estate as collateral for many of its loans. At December 31, 2018, approximately 71% ($694.3 million) of its loans were secured by real estate.  Loans secured by real estate and the percent of the loan portfolio are reported in Table 16.  These real estate loans are located primarily in the Bank’s market area of south central Pennsylvania.  Real estate values tend to follow changes in general economic cycles. If a loan becomes delinquent as the result of an economic downturn and the Bank becomes dependent on the real estate collateral as a source of repayment, it is likely that the value of the real estate collateral has also declined.  A decline in real estate values means it is possible that the real estate collateral may be insufficient to cover the outstanding balance of a delinquent or foreclosed loan, resulting in a loss to the Bank. In addition, the real estate collateral is concentrated in a small market area of south central Pennsylvania. Localized events such as plant closures or layoffs may affect real estate prices and collateral values and could have a more negative affect on the Bank as compared to other competitors with a more geographically diverse portfolio.   As the Bank grows, it is expected that real estate secured loans will continue to comprise a significant part of its balance sheet. Risk of loan default is unavoidable in the banking industry, and Management tries to limit exposure to this risk by carefully monitoring the amount of loans in specific industries and by exercising prudent lending practices and securing appropriate collateral.  However, this risk cannot be eliminated and substantial credit losses could result in reduced earnings or losses.

Commercial loans are a significant portion of our loan portfolio.

The Bank continues to grow its commercial loan portfolio.  Commercial purpose loans account for 86% ($834.5 million) of the total loan portfolio.  These loans are made to businesses for a variety of commercial purposes and may include fixed and variable rate loans, term loans, and lines of credit. Commercial purpose loans may be secured by real estate, business assets and equipment, personal guarantees, or non-real estate collateral.  Commercial purpose loans secured by real estate were $551.9 million at December 31, 2018 and account for 66% of the total commercial loan portfolio.   These loans contain all the risks associated with real estate lending as discussed above. In addition, commercial real estate collateral may be more difficult to liquidate for repayment purposes than residential real estate. The repayment of commercial loans is highly dependent upon the success of the business activity and as such maybe more susceptible to risk of loss during a downturn in the economy. Because the Bank’s commercial loan portfolio is concentrated in south-central Pennsylvania, the ability to repay these loans could be affected by deterioration of the economy in this region.  As commercial lending continues to be the primary drive of loan growth, these new loans may present additional risk due to a lack of repayment history with the Bank.  The Bank attempts to mitigate these risks through its underwriting and loan review process; however, this risk cannot be eliminated and substantial credit losses could result in reduced earnings or losses.

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

The Bank’s lending limit is approximately $19.2 million.  Accordingly, the size of the loans that can be offered to customers is less than the size of loans that many of our competitors, with larger lending limits, can offer.  This limit affects the Bank’s ability to seek relationships with larger businesses in its market area.  Loan amounts in excess of the lending limits can be accommodated through the sale of participations in such loans to other banks.  However, there can be no assurance that the Bank will be successful in attracting or maintaining customers seeking larger loans or that it will be able to engage in participation of such loans or on terms favorable to the Bank.

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

Uncertainty about the future of LIBOR may adversely affect our business.

LIBOR and certain other interest rate “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform.  These reforms may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted.  On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit information to the administrator of LIBOR after 2021.  The announcement indicates that the continuation of LIBOR on the current basis cannot be guaranteed after 2021.  While there is no consensus on what rate or rates may become accepted alternatives to LIBOR, a group of market participants convened by the Federal Reserve, the Alternative Reference Rate Committee, has selected the Secured Overnight Financing Rate as its recommended alternative to LIBOR.  The Federal Reserve Bank of New York started to publish the Secured Overnight Financing

Rate in April 2018.  The Secured Overnight Financing Rate is a broad measure of the cost of overnight borrowings collateralized by Treasury securities that was selected by the Alternative Reference Rate Committee due to the depth and robustness of the U.S. Treasury repurchase market.  At this time, it is impossible to predict whether the Secured Overnight Financing Rate will become an accepted alternative to LIBOR.  The market transition away from LIBOR to an alternative reference rate, such as the Secured Overnight Financing Rate, is complex and could have a range of adverse effects on our business, financial condition and results of operations.

Our operational or security systems may experience interruption or breach in security, including cyber-attacks.

We rely heavily on communications and information systems to conduct our business.  These systems include our internal network and data systems, as well as those of third party vendors.  Any failure, interruption or breach in security or these systems, including a cyber-attack, could result in the disclosure or misuse of confidential or proprietary information.  Cyber security risks for financial institutions have significantly increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties, including foreign state actors.  Financial services institutions have been subject to, and are likely to continue to be the target of, cyber-attacks, including computer viruses, malicious or destructive code, phishing attacks, denial of service or information or other security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information of the institution, its employees or customers or of third parties, or otherwise materially disrupt network access or business operations.  Cyber threats could result in unauthorized access, loss or destruction of customer data, unavailability, degradation or denial of service, introduction of computer viruses and other adverse events, causing the Corporation to incur additional costs (such as repairing systems or adding new personnel or protection technologies). Cyber threats may also subject the Corporation to regulatory investigations, litigation or enforcement, require the payment of regulatory fines or penalties or undertaking costly remediation efforts.  While we have systems, policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed.  The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of client business, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

Fifty-nine percent ($36.4 million) of the Bank’s certificates of deposit are scheduled to mature within one year. If the Bank is unable to retain these deposits, it may require the Bank to access other sources of liquidity that may carry a higher cost. However, these deposits only account for 3.4% of total deposits.

A large percentage of deposits may be highly sensitive to changes in interest rates.

Forty percent ($436.8 million) of all deposits are in the Bank’s money management product.  The interest rate on these deposits generally follows market rates. A large or continuous increase in market rates could result in a rapid increase in the interest expense of these deposits.  While the interest rate on this product generally follows market rates, the product is not indexed to a market rate, thereby giving the Bank more control over any rate increases.

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

Property	Owned	Leased
Facilities used in Banking Operations	18	8
Remote ATM Sites	3	7
Other Properties	—	1

Included in Other Properties is a property leased for future use.

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

In management’s opinion, we do not anticipate, at the present time, that the ultimate aggregate liability, if any, arising out of all litigation to which the Corporation is a party will have a material adverse effect on our financial position.  We cannot now determine, however, whether or not any claim asserted against us, other than the Kalan case described below, will have a material adverse effect on our results of operations in any future reporting period, which will depend on, amount other things, the amount of loss resulting from the claim and the amount of income otherwise reported for the reporting period.  Thus, at December  31, 2018, we are unable to provide an evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss with respect to such other matters and, accordingly, have not yet established any specific accrual for such other matters, except in connection with the Kalan case described below.

No material proceedings are pending or are known to be threatened or contemplated against us by governmental authorities.

On July 31, 2018, the court entered an order granting final approval of the settlement agreements in the Kalan et al. v. Farmers and Merchants Trust Company of Chambersburg et al. (Case No. 2:15-CV-01435-WB) case filed against F&M Trust in the United States District Court for the Eastern District of Pennsylvania in March, 2015. Among other things, the order also dismissed the case against F&M Trust with prejudice; certified the settlement class; and, permanently enjoined the named plaintiffs and the members of the settlement class from asserting any further claims arising out of or related to the claims alleged or that could have been alleged in the case against F&M Trust. The settlement agreements provide for the Bank to make a settlement payment of $10 million in full and final settlement of all such claims.  The settlement agreements further provided for general releases by all parties.  F&M Trust made the settlement payment in May, 2018, in accordance with the court’s earlier order preliminarily approving the settlement agreements.  The settlement payment was funded out of available assets.  The Corporation previously accrued the $10 million settlement payment in the Kalan case as an expense for the year ended December 31, 2017.

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

Item 4.  Mine Safety Disclosures

Not Applicable

Part II

Item 5.  Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market and Dividend Information

The Corporation’s common stock is traded in the over-the-counter market.  It is quoted on the OTCQX Market Tier of the OTC Markets under the symbol “FRAF” (www.otcmarkets.com/stock/FRAF/quote). The range of high and low prices is shown in the following table for the years 2018 and 2017, as well as cash dividends declared for those periods.  The closing price of Franklin Financial Services Corporation common stock recorded from an actual transaction on December 31, 2018 was $31.50.  The Corporation had 1,831 shareholders of record as of December 31, 2018.

	Market and Dividend Information
	2018			2017
			Dividends			Dividends
(Dollars per share)	High	Low	Declared	High	Low	Declared
First quarter	$37.98	$33.76	$0.24	$31.00	$28.60	$0.21
Second quarter	36.75	33.70	0.27	33.00	30.10	0.24
Third quarter	36.45	33.95	0.27	35.25	31.25	0.24
Fourth quarter	35.15	29.26	0.27	38.50	34.95	0.24
			$1.05			$0.93

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

The following table shows stock repurchase activity under approved plans:

			Shares Repurchased
Plan Date	Authorized	Expiration	2018	2017
10/12/2017	100,000 shares	9/30/2018	2,605	-
12/20/2018	100,000 shares	12/21/2019	-	N/A

Performance Graph

The following graph compares the cumulative total return to shareholders of Franklin Financial with selected market indices and a bank peer group, consisting of Mid-Atlantic Banks with assets between $1 billion - $2 billion as of September 30, 2018; for the five year period ended December 31, 2018, in each case assuming an initial investment of $100 on December 31, 2013 and the reinvestment of all dividends. Information is provided by S&P Global Market Intelligence.

Total Return Performance
300
250
200
150
100
50
Index Value
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
Franklin Financial Services Corporation
NASDAQ Composite Index
SNL Mid Atlantic Bank Index
Peer Group

	Period Ending
Index	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
Franklin Financial Services Corporation	$100.00	$133.30	$146.93	$185.16	$248.82	$216.15
NASDAQ Composite	$100.00	$114.75	$122.74	$133.62	$173.22	$168.30
SNL Mid-Atlantic Bank	$100.00	$108.94	$113.03	$143.67	$176.08	$150.45
SNL Mid-Atlantic Bank $1B - $2B	$100.00	$105.57	$113.17	$143.90	$168.14	$154.78

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

Annual Meeting:

The Annual Shareholders’ Meeting will be held on Tuesday,  April 30, 2018, at the Orchard Restaurant & Banquet Facility, 1580 Orchard Drive, Chambersburg, PA.  The Business Meeting will begin at 9:00 a.m. with breakfast provided prior to the meeting.

Websites:

Franklin Financial Services Corporation:        www.franklinfin.com

Farmers & Merchants Trust Company:           www.fmtrust.bank.com

Stock Information:

The Corporation’s common stock is traded in the over-the-counter market.  It is quoted on the OTCQX Market Tier of the OTC Markets under the symbol “FRAF” (www.otcmarkets.com/stock/FRAF/quote).

In March 2019, the Corporation announced its common stock has been approved for listing on the Nasdaq Stock Market.  Trading on the Nasdaq is currently expected to commence on or about May 1, 2019 under the trading symbol FRAF.

Registrar and Transfer Agent:

The registrar and transfer agent for Franklin Financial Services Corporation is:	Computershare
P.O. Box 30170
College Station, TX 77842-3170
1-800-368-5948

Item 6.  Selected Financial Data

	Summary of Selected Financial Data as of and for the Year Ended December 31
	2018	2017	2016	2015	2014
(Dollars in thousands, except per share)
Balance Sheet Highlights
Total assets	$1,209,587	$1,179,813	$1,127,443	$1,035,295	$1,001,448
Investment and equity securities	131,846	127,336	143,875	159,473	171,751
Loans, net	960,960	931,908	882,798	771,930	717,420
Deposits	1,082,629	1,047,181	982,120	918,512	881,181
Shareholders' equity	118,396	115,144	116,493	111,376	103,521

Summary of Operations
Interest income	$44,868	$39,885	$36,979	$34,615	$34,794
Interest expense	4,214	2,491	2,245	2,371	3,180
Net interest income	40,654	37,394	34,734	32,244	31,614
Provision for loan losses	9,954	670	3,775	1,285	764
Net interest income after provision for loan losses	30,700	36,724	30,959	30,959	30,850
Noninterest income	12,629	12,189	11,605	12,652	11,131
Noninterest expense	37,369	43,172	33,175	31,136	31,573
Income before income taxes	5,960	5,741	9,389	12,475	10,408
Federal income tax expense	(165)	3,565	1,302	2,271	2,006
Net income	$6,125	$2,176	$8,087	$10,204	$8,402

Performance Measurements
Return on average assets	0.52%	0.19%	0.74%	1.00%	0.83%
Return on average equity	5.34%	1.80%	7.04%	9.52%	8.44%
Return on average tangible assets (1)	0.52%	0.19%	0.75%	1.02%	0.87%
Return on average tangible equity (1)	5.80%	1.94%	7.64%	10.52%	9.72%
Efficiency ratio (1)	68.27%	82.59%	68.26%	67.39%	71.01%
Net interest margin, fully tax equivalent	3.78%	3.72%	3.62%	3.59%	3.56%

Shareholders' Value (per common share)
Diluted earnings per share	$1.39	$0.50	$1.88	$2.40	$2.00
Basic earnings per share	1.40	0.50	1.88	2.40	2.10
Regular cash dividends paid	1.05	0.93	0.82	0.74	0.68
Book value	26.85	26.44	26.99	26.05	24.54
Tangible book value (1)	24.81	24.37	24.90	23.94	22.36
Market value	31.50	37.36	28.60	23.50	22.00
Market value/book value ratio	117.32%	141.30%	105.97%	90.21%	89.65%
Price/earnings multiple	22.66	74.72	15.21	9.79	11.00
Current quarter dividend yield*	3.43%	2.49%	2.94%	3.23%	3.09%
Dividend payout ratio	75.07%	185.25%	43.56%	30.76%	33.88%

Safety and Soundness
Risk-based capital ratio (Total)	15.21%	15.31%	15.67%	16.03%	15.49%
Leverage ratio (Tier 1)	9.78%	9.73%	10.11%	10.38%	9.69%
Common equity ratio (Tier 1)	13.96%	14.06%	14.41%	14.77%	0.00%
Nonperforming loans/gross loans	0.27%	0.28%	0.61%	0.73%	1.74%
Nonperforming assets/total assets	0.44%	0.45%	0.92%	1.18%	1.63%
Allowance for loan loss/loans	1.28%	1.25%	1.24%	1.29%	1.25%
Net loans charged-off (recovered)/average loans	0.97%	-0.01%	0.33%	0.04%	0.19%

Assets under Management
Trust and Investment Services (fair value)	$684,825	$686,941	$622,630	$586,664	$605,796
Held at third-party brokers (fair value)	122,213	158,145	142,676	122,010	132,700

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

(Dollars in thousands, except per share)	For the Year Ended December 31
	2018	2017	2016	2015	2014
Return on Average Tangible Assets (non-GAAP)
Net income	$6,125	$2,176	$8,087	$10,204	$8,402
Plus intangible amortization (net of tax)	—	—	—	119	341
Net income (non-GAAP)	—	—	—	10,323	8,743

Average assets	1,178,302	1,139,703	1,088,047	1,021,275	1,015,995
Less average intangible assets	(9,016)	(9,016)	(9,016)	(9,066)	(9,516)
Average assets (non-GAAP)	1,169,286	1,130,687	1,079,031	1,012,209	1,006,479

Return on average tangible assets (non-GAAP)	0.52%	0.19%	0.75%	1.02%	0.87%

Return on Average Tangible Equity (non-GAAP)
Net income	$6,125	$2,176	$8,087	$10,204	$8,402
Plus intangible amortization (net of tax)	—	—	—	119	341
Net income (non-GAAP)	—	—	—	10,323	8,743

Average shareholders' equity	114,625	120,993	114,884	107,175	99,512
Less average intangible assets	(9,016)	(9,016)	(9,016)	(9,066)	(9,516)
Average shareholders' equity (non-GAAP)	105,609	111,977	105,868	98,109	89,996

Return on average tangible equity (non-GAAP)	5.80%	1.94%	7.64%	10.52%	9.72%

Tangible Book Value (per share) (non-GAAP)
Shareholders' equity	$118,396	$115,144	$116,493	$111,376	$103,521
Less intangible assets	(9,016)	(9,016)	(9,016)	(9,016)	(9,197)
Shareholders' equity (non-GAAP)	109,380	106,128	107,477	102,360	94,324

Shares outstanding (in thousands)	4,409	4,355	4,317	4,276	4,218

Tangible book value (non-GAAP)	24.81	24.37	24.90	23.94	22.36

Efficiency Ratio (non-GAAP)
Noninterest expense	$37,369	$43,172	$33,175	$31,136	$31,573

Net interest income	40,654	37,394	34,734	32,244	31,614
Plus tax equivalent adjustment to net interest income	1,522	2,690	2,246	2,203	1,978
Plus noninterest income, net of securities transactions	12,564	12,186	11,623	11,756	10,871
Total revenue	54,740	52,270	48,603	46,203	44,463

Efficiency ratio (non-GAAP)	68.27%	82.59%	68.26%	67.39%	71.01%

Results of Operations:

Management’s Overview

The following discussion and analysis is intended to assist the reader in reviewing the financial information presented and should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein.

Results for the year ended December 31, 2018 were adversely affected by impairment charges on a loan participation (the Participation) that was initially reported in our current report on Form 8-K filed May 31, 2018.  The Participation represented the Bank’s portion of loans and off-balance sheet commitments (letters-of-credit) to a single, large commercial lending relationship with the lead bank.  During the second quarter, the Bank was notified by the lead lender, another Pennsylvania bank, that the loan relationship had become impaired due to fraudulent activities believed to be perpetrated by one or more of the executives and personnel employed by the borrower.  The Bank is one of four Pennsylvania banks affected by the loan impairment. The impairment resulted in the Bank charging-off loans totaling $8.7 million. This total included a complete charge-off on a $1.3 million loan and a partial charge-off of $7.4 million on a $10.3 million loan.

During September 2018, the Bank charged off an additional $208 thousand after being notified it would receive a payment of $1.3 million in October 2018 on the Participation.   After receiving the October payment, the Participation loan balance was $1.6 million. In December 2018, the Bank received another payment of approximately $1.2 million, resulting in another charge-off of $438 thousand. At December 31, 2018 the Bank had no outstanding loan balance related to the Participation. The Bank also has $2.4 million in off-balance sheet exposure through three letters-of-credit it issued for the benefit of the borrower. A $2.4 million reserve (reported in other liabilities and other expense) was established for these commitments during the second quarter of 2018. As of December 31, 2018, proof of claim for one letter-of-credit has been submitted to the Bankruptcy Court for payment. The credit is in bankruptcy and is being administered by a bankruptcy court appointed trustee and by the court.

These impairment charges had a significant effect on various performance measurements for the year-to-date period.  For additional information on the Participation, please refer to the Loan Quality discussion.

Highlights of 2018 performance include:

Net income was $6.1 million for the year, up 181.5% from $2.2 million in 2017.

•	Net interest income increased $3.3 million and the net interest margin increased to 3.78%.
•	The provision for loan loss expense increased $9.3 million due to the previously mentioned charge-off.
•	Noninterest income increased by 3.6% driven by an increase in fees from Investment and Trust services.
•

Noninterest expense decreased by $5.8 million, mainly the result of a $10.0 million reserve for a legal settlement in 2017, partially offset by the $2.4 million off-balance sheet reserve previously mentioned.

The balance sheet grew by $29.8 million, ending the year at $1.2 billion.

•	Loans grew by 3.1% to $973.4 million.
•	Deposits increased by $35.4 million to $1.1 billion.

Other key performance measurements are presented in Item 6, of this report.

A more detailed discussion of the areas that had the greatest effect on the reported results follows.

Net Interest Income

The most important source of the Corporation’s earnings is net interest income, which is defined as the difference between income on interest-earning assets and the expense of interest-bearing liabilities supporting those assets. Principal categories of interest-earning assets are loans and securities, while deposits, short-term borrowings and long-term debt are the principal categories of interest-bearing liabilities.  For the purpose of this discussion, balance sheet items refer to the average balance for the year and net interest income is adjusted to a fully taxable-equivalent basis.  This tax-equivalent adjustment facilitates performance comparisons between taxable and tax-free assets by increasing the tax-free income by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the Corporation’s 21% Federal statutory rate.  The 2017 and 2016 results used a 34% Federal statutory rate. The components of net interest income are detailed in Tables 1, 2 and 3.

2018 versus 2017

Tax equivalent net interest income increased 5.2% in 2018 an increase of $2.1 million.   The increase was driven by a $3.8 million increase in interest income, partially offset by a $1.7 million increase in interest expense from the effect of rate increases during 2018.  The yield on earning assets (Table 3) improved from 3.96% for 2017 to 4.16% for 2018, driven by the increase in the yield on portfolio loans.  The decrease in tax equivalent net interest from 2017 to 2018 was the result of the change in the corporate tax rate. Table 2 shows the affect volume and rate had on the change in tax equivalent net interest income in 2018.

2017 versus 2016

Tax equivalent net interest income increased 8.4% in 2017.  This increase of $3.1 million was driven by a $2.9 million increase in tax equivalent interest income.  The yield on earning assets (Table 3) improved from 3.84% for 2016 to 3.96% for 2017, driven by an increase in the yield on the loan portfolio.  Most of the increase in interest expense occurred in the Money Management product.  Table 2 shows the affect volume and rate had on the change in tax equivalent net interest income in 2018.

Table 1. Net Interest Income

		Change			Change
(Dollars in thousands)	2018	$	%	2017	$	%	2016
Interest income	$44,868	$4,983	12.5	$39,885	$2,906	7.9	$36,979
Interest expense	4,214	1,723	69.2	2,491	246	11.0	2,245
Net interest income	40,654	3,260	8.7	37,394	2,660	7.7	34,734
Tax equivalent adjustment	1,522	(1,168)		2,690	444		2,246
Tax equivalent net interest income	$42,176	$2,092	5.2	$40,084	$3,104	8.4	$36,980

Table 2 identifies increases and decreases in tax equivalent net interest income to either changes in average volume or to changes in average rates for interest-earning assets and interest-bearing liabilities.  Numerous and simultaneous balance and rate changes occur during the year.  The amount of change that is not due solely to volume or rate is allocated proportionally to both.

Table 2. Rate-Volume Analysis of Tax Equivalent Net Interest Income

	2018 Compared to 2017			2017 Compared to 2016
Increase (Decrease) due to:	Increase (Decrease) due to:			Increase (Decrease) due to:
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Interest-bearing obligations in other banks
and Federal funds sold	$(83)	$171	$88	$—	$114	$114
Investment securities:
Taxable	(200)	223	23	(310)	110	(200)
Nontaxable	108	(314)	(206)	(299)	(137)	(436)
Loans:
Commercial, industrial and agriculture	2,505	1,448	3,953	3,310	456	3,766
Residential mortgage	(187)	111	(76)	(105)	2	(103)
Home equity loans and lines	(171)	160	(11)	22	185	207
Consumer	17	27	44	(7)	9	2
Loans	2,164	1,746	3,910	3,220	652	3,872
Total net change in interest income	1,989	1,826	3,815	2,611	739	3,350

Interest expense on:
Interest-bearing checking	39	471	510	28	15	43
Money management	(10)	956	946	73	99	172
Savings	6	181	187	5	67	72
Time deposits	(39)	111	72	(39)	15	(24)
Short-term borrowings	(10)	18	8	(25)	8	(17)
Total net change in interest expense	(14)	1,737	1,723	42	204	246
Change in tax equivalent net interest income	$2,003	$89	$2,092	$2,569	$535	$3,104

The following table presents average balances, tax-equivalent (T/E) interest income and expense, and yields earned or rates paid on the assets or liabilities.

Table 3. Analysis of Net Interest Income

	2018			2017			2016
	Average	Income or	Average	Average	Income or	Average	Average	Income or	Average
(Dollars in thousands)	balance	expense	yield/rate	balance	expense	yield/rate	balance	expense	yield/rate

Interest-earning assets:
Interest-bearing obligations of other
banks and federal funds sold	$25,187	$489	1.94%	$30,818	$401	1.30%	$30,833	$287	0.93%
Investment securities:
Taxable	83,632	2,111	2.52%	92,031	2,088	2.27%	105,862	2,288	2.16%
Tax Exempt	46,763	1,476	3.16%	43,818	1,682	3.84%	51,429	2,118	4.12%
Investments	130,395	3,587	2.75%	135,849	3,770	2.78%	157,291	4,406	2.80%
Loans:
Commercial, industrial and agricultural	815,896	35,833	4.39%	757,969	31,880	4.21%	679,114	28,114	4.14%
Residential mortgage	70,117	2,903	4.14%	74,697	2,979	3.99%	77,331	3,082	3.99%
Home equity loans and lines	68,493	3,279	4.79%	72,158	3,290	4.56%	71,660	3,083	4.30%
Consumer	5,012	299	5.97%	4,718	255	5.40%	4,841	253	5.23%
Loans	959,518	42,314	4.41%	909,542	38,404	4.22%	832,946	34,532	4.15%
Total interest-earning assets	1,115,100	$46,390	4.16%	1,076,209	$42,575	3.96%	1,021,070	$39,225	3.84%
Other assets	63,202			63,494			66,977
Total assets	$1,178,302			$1,139,703			$1,088,047

Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$298,263	$873	0.29%	$271,513	$363	0.13%	$250,562	$320	0.13%
Money Management	414,294	2,481	0.60%	416,926	1,535	0.37%	396,267	1,363	0.34%
Savings	81,559	315	0.39%	78,310	128	0.16%	72,724	56	0.08%
Time	67,896	521	0.77%	73,947	449	0.61%	80,391	473	0.59%
Total interest-bearing deposits	862,012	4,190	0.49%	840,696	2,475	0.29%	799,944	2,212	0.28%
Other borrowings	1,069	24	2.25%	1,894	16	0.83%	5,258	33	0.63%
Total interest-bearing liabilities	863,081	4,214	0.49%	842,590	2,491	0.30%	805,202	2,245	0.28%
Noninterest-bearing deposits	190,587			170,649			163,258
Other liabilities	10,009			5,471			4,703
Shareholders' equity	114,625			120,993			114,884
Total liabilities and shareholders' equity	$1,178,302			$1,139,703			$1,088,047
T/E net interest income/Net interest margin		42,176	3.78%		40,084	3.72%		36,980	3.62%
Tax equivalent adjustment		(1,522)			(2,690)			(2,246)
Net interest income		$40,654			$37,394			$34,734

Net Interest Spread			3.67%			3.66%			3.56%
Cost of Funds			0.40%			0.25%			0.23%

Provision for Loan Losses

In 2018, the Bank recorded gross loan charge-offs $9.6 million, including $9.3 million related to the Participation. The gross charge-offs were partially offset by $258 thousand of recoveries, resulting in net loan charge-offs of $9.3 million. Without the Participation charge-off, net charge-offs for 2018 would have been only $32 thousand.  For 2018, the provision for loan loss expense was $10.0 million with the Participation charge-off largely responsible for the 2018 provision expense.  The allowance for loan losses was $12.4 million at year-end 2018 (1.28% of total loans), compared to $11.8 million at year-end 2017 (1.25% of total loans). Management closely monitors the credit quality of the portfolio in order to ensure that an appropriate ALL is maintained. As part of this process, Management performs a comprehensive analysis of the loan portfolio considering delinquencies trends and events, current economic conditions, and other relevant factors to determine the adequacy of the allowance for loan losses and the provision for loan losses.  For more information, refer to the Loan Quality discussion and Tables 11 - 17.

Noninterest Income

The following table presents a comparison of noninterest income for the years ended December 31, 2018 and 2017:

Table 4. Noninterest Income

			Change
(Dollars in thousands)	2018	2017	Amount	%
Noninterest Income
Investment and trust services fees	$5,669	$5,370	$299	5.6
Loan service charges	882	831	51	6.1
Deposit service charges and fees	2,310	2,399	(89)	(3.7)
Other service charges and fees	1,409	1,327	82	6.2
Debit card income	1,653	1,543	110	7.1
Increase in cash surrender value of life insurance	515	521	(6)	(1.2)
Net loss on sale of other real estate owned	(5)	(26)	21	80.8
Change in fair value of equity securities	9	—	9	—
Securities gains, net	56	3	53	1,766.7
Other	131	221	(90)	(40.7)
Total	$12,629	$12,189	$440	3.6

2018 versus 2017

The most significant changes in noninterest income are discussed below:

Investment and Trust Service fees: These fees are comprised of asset management fees, estate administration and settlement fees, employee benefit plans, and commissions from the sale of insurance and investment products.  Asset management fees are recurring in nature and are affected by the fair value of assets under management at the time the fees are recognized.  Asset management fees totaled $5.1 million for 2018, an increase of $261 thousand over 2017.  The fair value of trust assets under management were $684.8 million at year-end, compared to $686.9 million at the end of 2017.  By the nature of an estate settlement, these fees are considered nonrecurring.  Estate fees increased by $71 thousand to $314 thousand in 2018.  Commissions from the sale of insurance and investment products decreased by $33 thousand over 2017.

Loan service charges:  This category includes loan origination fees, offset by those fees that are deferred, as well as production fees for originating mortgages for sale in the secondary market, and any fees for loan services that are charged after origination, e.g.: late fees or debt protection. The primary cause of the increase was higher commercial letter of credit fees and fees for mortgages originated through a third-party broker.

Deposit fees:  This category is comprised primarily of fees from overdrafts, an overdraft protection program, service charges, and account analysis fees.  The decrease of $89 thousand in this category is due primarily to lower usage of the Bank’s overdraft protection program, resulting in $1.3 million of fees in 2018 compared to $1.4 million in 2017.  During the year, fee income from retail usage of this service decreased, but was partially offset by increased usage by commercial customers.

Debit card income:  Debit card fees are comprised of both a retail and business card program. Retail fees increased by $24 thousand while business card fees increased $84 thousand, a 7% increase over the prior year.   The business debit card offers a cash back rewards program based on usage.

Other service charges and fees: The most significant items in this category include fees from the Bank’s merchant card program and ATM fees.  Merchant card fees increased $20 thousand while ATM fees increased $77 thousand.

Securities gains and losses:    The gains in 2018 were primarily the result of called bonds. The gains in 2017 were solely the result of called bonds.

The following table presents a comparison of noninterest income for the years ended December 31, 2017 and 2016:

Table 4.1 Noninterest Income

			Change
(Dollars in thousands)	2017	2016	Amount	%
Noninterest Income
Investment and trust services fees	$5,370	$4,969	$401	8.1
Loan service charges	831	714	117	16.4
Deposit service charges and fees	2,399	2,468	(69)	(2.8)
Other service charges and fees	1,327	1,257	70	5.6
Debit card income	1,543	1,469	74	5.0
Increase in cash surrender value of life insurance	521	531	(10)	(1.9)
Net (loss) gain on sale of other real estate owned	(26)	(31)	5	(16.1)
OTTI losses on debt securities	—	(40)	40	100.0
Securities gains, net	3	22	(19)	(86.4)
Other	221	246	(25)	(10.2)
Total	$12,189	$11,605	$584	5.0

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

Noninterest Expense

The following table presents a comparison of noninterest expense for the years ended December 31, 2018 and 2017:

Table 5. Noninterest Expense

(Dollars in thousands)			Change
Noninterest Expense	2018	2017	Amount	%
Salaries and benefits	$20,048	$18,729	$1,319	7.0
Occupancy, furniture and equipment, net	3,206	3,152	54	1.7
Advertising	1,556	1,197	359	30.0
Legal and professional	1,567	1,813	(246)	(13.6)
Data processing	2,510	2,229	281	12.6
Pennsylvania bank shares tax	951	971	(20)	(2.1)
FDIC insurance	600	372	228	61.3
ATM/debit card processing	999	959	40	4.2
Foreclosed real estate	54	151	(97)	(64.2)
Telecommunications	433	418	15	3.6
Legal reserve	—	10,000	(10,000)	100.0
Provision for credit losses on off balance sheet exposures	2,361	—	2,361	—
Other	3,084	3,181	(97)	(3.0)
Total	$37,369	$43,172	$(5,803)	(13.4)

2018 versus 2017

The most significant changes in noninterest expense are discussed below:

Salaries and benefits:  This category is the largest noninterest expense category and these expenses increased by $1.3 million compared to the prior year due to salary increases.  Partially offsetting the increase was a reduction in health insurance of $259 thousand.  See Note 14 of the accompanying consolidated financial statements for additional information on benefit plans.

Net Occupancy:  This category includes all of the expense associated with the properties and facilities used for bank operations such as depreciation, leases, maintenance, utilities and real estate taxes. Furniture & equipment and equipment maintenance costs increased during 2018, but were partially offset by a decrease in real estate expense.

Legal and professional fees:  This category consists of fees paid to outside legal counsel, consultants, and audit fees. Legal and professional decreased due to the resolution of the Kalan lawsuit more thoroughly described in Legal Proceedings.  Internal and external audit fees increased by $14 thousand.

Data processing:  The largest cost in this category is the expense associated with the Bank’s core processing system and related services, and accounted for $1.3 million of the total data processing costs, unchanged from the prior year. An increase in software expense contributed $237 thousand to the total increase in this category.

FDIC insurance: This category consists of the total fees paid to the Federal Deposit Insurance Corporation. The expense for 2018 increased compared to prior year due to an increase in the base assessment rate.

Foreclosed real estate: This category consists of expenses related to collecting loans and expenses to carry other real estate owned.  The decrease in 2018 was due primarily to the decrease in OREO properties held by the Bank.

Legal Reserve: The 2017 expense represents the accrual for a legal settlement described in Item 3 Legal Proceedings and was paid out in 2018.

Provision for credit losses on off balance sheet exposures: This expense represents an allowance against letters of credit issued as part of the Participation discussed in the Loan Quality section.

The following table presents a comparison of noninterest expense for the years ended December 31, 2017 and 2016:

Table 5.1 Noninterest Expense

(Dollars in thousands)			Change
Noninterest Expense	2017	2016	Amount	%
Salaries and benefits	$18,729	$17,691	$1,038	5.9
Occupancy, furniture and equipment, net	3,152	3,120	32	1.0
Advertising	1,197	1,155	42	3.6
Legal and professional	1,813	1,508	305	20.2
Data processing	2,229	2,093	136	6.5
Pennsylvania bank shares tax	971	902	69	7.6
FDIC insurance	372	580	(208)	(35.9)
ATM/debit card processing	959	855	104	12.2
Foreclosed real estate	151	1,333	(1,182)	(88.7)
Telecommunications	418	429	(11)	(2.6)
Legal reserve	10,000	—	10,000	—
Other	3,181	3,509	(328)	(9.3)
Total	$43,172	$33,175	$9,997	30.1

2017 versus 2016

The most significant changes in noninterest expense are discussed below:

Salaries and benefits:  This category is the largest noninterest expense category and these expenses increased by $1.0 million compared to the prior year.  During the year, salaries, 401(k) contributions and incentive compensation accounted for the largest increases.   See Note 14 of the accompanying consolidated financial statements for additional information on benefit plans.

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

Provision for Income Taxes

The Corporation recorded a Federal income tax benefit of $165 thousand compared to an expense of $3.6 million in 2017 and $1.3 million in 2016. The effective tax rate for 2018, 2017, and 2016 was (2.8%), 62.1%, and 13.9% respectively. In most years, the Corporation’s effective tax rate is lower than its statutory rate due to the effect of tax-exempt income from certain investment securities, loans, and bank owned life insurance. In 2018, the effect on pre-tax income from the charges related to the Participation, coupled with tax-free income, resulted in an income tax benefit. In 2017, income tax expense and the effective tax rate increased due to the write-down of net deferred tax assets as a result of the passage of the Tax Cuts and Jobs Act of 2017 (the Act) . The Act reduced the federal corporate income tax rate to 21%, effective January 1, 2018 from the Corporation’s statutory rate of 34% in prior periods.

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

Financial Condition

One method of evaluating the Corporation’s condition is in terms of its sources and uses of funds.  Assets represent uses of funds while liabilities represent sources of funds.  At December 31, 2018, total assets increased 2.5% over the prior year to $1.21 billion from $1.18 billion at the end of 2017.

Interest Bearing Deposits in Other Banks:

This asset decreased slightly year-over-year to $36.0 million at December 31, 2018 compared to $37.2 million at December 31, 2017. The average balance for 2018 decreased $5.6 million to $25.2 million compared to $30.8 million in 2017. At year-end, approximately $6.0 million was in the form of short-term certificates of deposit and $29.1 million was held in an interest-bearing account at the Federal Reserve.

Investment Securities:

AFS Securities

The investment portfolio serves as a mechanism to invest funds if funding sources out pace lending activity, to provide liquidity for lending and operations, and provide collateral for deposits and borrowings. The mix of securities and investing decisions are made as a component of balance sheet management. Debt securities include U.S. Government Agencies, U.S. Government Agency mortgage-backed securities, non-agency mortgage-backed securities, state and municipal government bonds, and trust preferred securities.  The average life of the portfolio is 3.9 years and $84.6 million (fair value) is pledged as collateral for deposits. The Bank has no investments in a single issuer that exceeds 10% of shareholders equity.  All securities are classified as available for sale and all investment balances refer to fair value, unless noted otherwise. The following table presents the amortized cost and estimated fair value of investment securities by type at December 31 for the past three years:

Table 6. Investment Securities at Amortized Cost and Estimated Fair Value

	2018		2017		2016
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	value	Cost	value	Cost	value
U.S. Government and Agency securities	$9,120	$9,076	$11,451	$11,472	$12,598	$12,720
Municipal securities	67,811	67,647	57,374	57,772	62,763	62,985
Trust preferred securities	4,074	3,758	6,000	5,817	5,979	5,461
Agency mortgage-backed securities	45,241	44,658	51,307	50,937	61,305	61,284
Private-label mortgage-backed securities	457	488	858	946	1,053	1,104
Asset-backed securities	5,869	5,845	28	27	33	31
Total	$132,572	$131,472	$127,018	$126,971	$143,731	$143,585

The following table presents investment securities at December 31, 2018 by maturity, and the weighted average yield for each maturity presented.  The yields presented in this table are calculated using tax-equivalent interest and the amortized cost.

Table 7. Maturity Distribution of Investment Portfolio

			After one year		After five years		After ten
	One year or less		through five years		through ten years		years		Total
	Fair		Fair		Fair		Fair		Fair
(Dollars in thousands)	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
Available for Sale
U.S. Government and
Agency securities	$14	4.40%	$9,062	2.53%	$—	—	$—	—	$9,076	2.53%
Municipal securities	16,698	3.59%	22,636	3.38%	27,887	3.91%	426	3.97%	67,647	3.65%
Trust preferred securities	—	—	—	—	3,758	3.82%	—	—	3,758	3.82%
Agency mortgage-backed securities	7,637	1.79%	30,863	2.46%	5,365	2.82%	793	1.77%	44,658	2.38%
Private-label mortgage-backed
securities	—	—	134	12.74%	153	8.73%	201	6.07%	488	8.73%
Asset-backed securities	—	—	993	4.41%	4,852	3.10%	—	—	5,845	3.32%
Total	$24,349	3.03%	$63,688	2.85%	$42,015	3.69%	$1,420	3.04%	$131,472	3.15%

Table 3 shows the three-year trend of average balances and yields on the investment portfolio. The average balances and year-over-year ending balances declined (Table 6), due primarily to cash-flow from called municipal and mortgage-backed securities not being reinvested into the portfolio. The yield on the portfolio declined slightly from 2.78% in 2017 to 2.75% in 2018.  U.S. Agency mortgage-backed securities and municipal bonds continue to comprise the largest sectors by fair value of the portfolio, approximately 85% in total. The Bank expects that the portfolio will continue to remain concentrated in these investment sectors. The portfolio produced $22.8 million in cash flows in 2018 while $30.2 million was invested into the portfolio during the year.

Municipal Bonds:  The Bank’s municipal bond portfolio is well diversified geographically and is comprised of both tax-exempt (76% of the portfolio) and taxable (24% of the portfolio) municipal bonds.  Sixty-eight percent of the portfolio are general obligation bonds and thirty-two percent are revenue bonds. The portfolio holds 108 issues within 28 states. The largest dollar exposure is to issuers in the state of Texas (fair value of $9.9 million / 18 issuers) and Washington (fair value of $7.4 million / 9 issuers).  Thirty-six percent of the portfolio has either private bond insurance or some other type of credit enhancement. When purchasing municipal bonds, the Bank looks primarily to the underlying credit of the issuer as a sign of credit quality and then to any credit enhancement. Approximately $65.5 million of the portfolio is rated “A” or higher by a nationally recognized rating agency and the weighted average rating of the portfolio is “Aa2”.

Trust Preferred Bonds:  Two bonds were called in 2018; however, the unrealized loss has increased from $183 thousand to $316 thousand year-over-year. The credit ratings for each remaining bonds are similar to the ratings one year prior. Trust preferred securities are typically issued by a subsidiary grantor trust of a bank holding company, which uses the proceeds of the equity issuance to purchase deeply subordinated debt issued by the bank holding company.  All of the Bank’s trust preferred securities are single issuer bonds.

Mortgage-backed Securities (MBS):  This sector holds $45.1 million or 34% of the total portfolio. The majority of this sector ($44.7 million) is comprised of U.S. Government Agency MBS. The Government MBS sector is comprised of mortgage backed securities and collateralized mortgage obligations, both fixed and variable rate. In addition, the Bank holds four private-label mortgage-backed securities (PLMBS) with a fair value of $488 thousand and an amortized cost of $457 thousand.  The Bank’s private-label mortgage-backed securities (PLMBS) portfolio is comprised primarily of Alt-A loans. Alt-A loans are first-lien residential mortgages that generally conform to traditional “prime” credit guidelines; however, loan factors such as the loan-to-value ratio, loan documentation, occupancy status or property type cause these loans not to qualify for standard underwriting programs.  The See Note 4 of the accompanying financial statements for more information on the mortgage-backed securities.

Impairment:  Table 8 reflects the temporary impairment in the investment portfolio, aggregated by investment category, length of time that individual securities have been in a continuous unrealized loss position and the number of securities in each category as of December 31, 2018 and 2017.

The condition of the portfolio at year-end 2018, as measured by the dollar amount of temporarily impaired securities, is worse than year-end 2017. The Agency Mortgage-backed sector recorded the largest unrealized loss and the greatest number of securities with an unrealized loss.

For securities with an unrealized loss, Management applies a systematic methodology in order to perform an assessment of the potential for other-than-temporary impairment.  In the case of debt securities, investments considered for other-than-temporary impairment: (1) had a specified maturity or repricing date; (2) were generally expected to be redeemed at par, and (3) were expected to achieve a recovery in market value within a reasonable period of time. In addition, the Bank considers whether it intends to sell these securities or whether it will be forced to sell these securities before the earlier of amortized cost recovery or maturity. Equity securities are assessed for other-than-temporary impairment based on the length of time of impairment, dollar amount of the impairment and general market and financial conditions relating to specific issues.  The impairment identified on debt and equity securities and subject to assessment at December 31, 2018, was deemed to be temporary and required no further adjustments to the financial statements, unless otherwise noted.  The following table presents the temporary impairment in the security portfolio for the years presented:

Table 8. Temporary Impairment

	December 31, 2018
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Government and Agency securities	$2,071	$(6)	2	$5,175	$(59)	14	$7,246	$(65)	16
Municipal securities	5,832	(12)	10	25,091	(472)	42	30,923	(484)	52
Trust preferred securities	2,008	(159)	3	1,750	(157)	2	3,758	(316)	5
Agency mortgage-backed securities	7,687	(46)	16	30,511	(602)	74	38,198	(648)	90
Asset-backed securities	5,826	(22)	6	19	(2)	2	5,845	(24)	8
Total temporarily impaired securities	$23,424	$(245)	37	$62,546	$(1,292)	134	$85,970	$(1,537)	171

	December 31, 2017
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Government and Agency securities	$2,315	$(11)	5	$3,528	$(32)	10	$5,843	$(43)	15
Municipal securities	13,767	(89)	22	7,507	(163)	14	21,274	(252)	36
Trust preferred securities	1,216	(12)	2	4,601	(171)	5	5,817	(183)	7
Agency mortgage-backed securities	16,287	(129)	29	20,563	(438)	39	36,850	(567)	68
Asset-backed securities	—	—	—	4	(1)	1	4	(1)	1
Total temporarily impaired securities	$33,585	$(241)	58	$36,203	$(805)	69	$69,788	$(1,046)	127

The unrealized loss in the trust preferred sector increased by $133 thousand compared to the prior year-end.  All of the Bank’s trust preferred securities are variable rate notes with long maturities (2027-2028).  The credit ratings on this portfolio are similar to the prior year and no bonds have missed or suspended any payments. At December 31, 2018, the Bank believes it will be able to collect all interest and principal due on these bonds and that it will not be forced to sell these bonds prior to maturity. Therefore, no other-than-temporary-impairment charges were recorded.

The municipal securities portfolio had a $232 thousand increase in unrealized losses since the end of 2017.  The change in value in this sector is driven by market interest rates since these bonds have very low credit risk.

Equity securities at Fair Value

The Corporation owns one equity investment with a readily determinable fair value. At December 31, 2018, this investment was reported at fair value ($374 thousand) with changes in value reported through income in 2018.  At December 31, 2017, this investment was reported at fair value with changes in value recorded through other comprehensive income.

Restricted Stock at Cost

The Bank held $452 thousand of restricted stock at the end of 2018 of which $422 thousand is stock in the Federal Home Loan Bank of Pittsburgh (FHLB). FHLB stock is carried at a cost of $100 per share. FHLB stock is evaluated for impairment primarily based on an assessment of the ultimate recoverability of its cost. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support it operations. There is not a public market for FHLB stock and the benefits of FHLB membership (e.g., liquidity and low cost funding) add value to the stock beyond purely financial measures. If FHLB stock were deemed to be impaired, the write-down for the Bank could be significant. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment.

Loans:

The loan portfolio grew by 3.1% ($29.7 million) in 2018, net of $9.3 million loan charge-off and a strategic decision to decrease the Bank’s exposure to participated loans. Average gross loans for 2018 increased by $50.0 million to $959.5 million compared to $909.5 million in 2017.  Commercial loans showed an increase in average balances during the year, which was partially offset by a decline in residential mortgage loans and home equity loans and lines of credit during the year.  The yield on the portfolio increased in 2018 increased to 4.41% from 4.22% in 2017. Table 3 presents detail on the average balances and yields earned on loans for the past three years. The following table shows loans outstanding, by primary collateral, as of December 31 for the past 5 years.

Table 9. Loan Portfolio

(Dollars in thousands)	2018		2017		2016		2015		2014
	Balance	% Change	Balance	% Change	Balance	% Change	Balance	% Change	Balance
Residential real estate 1-4 family
Consumer first lien	$89,673	(7.7)	$97,159	(5.8)	$103,125	(0.6)	$103,698	(1.3)	$105,014
Commercial first lien	59,227	(3.3)	61,275	(6.4)	65,445	13.3	57,780	2.6	56,300
Total first liens	148,900	(6.0)	158,434	(6.0)	168,570	4.4	161,478	0.1	161,314

Consumer junior lien and lines of credit	42,504	(5.6)	45,043	0.5	44,817	(0.4)	44,996	18.0	38,132
Commercial junior liens and lines of credit	4,716	(11.5)	5,328	(1.3)	5,396	(8.8)	5,917	4.5	5,663
Total junior liens and lines of credit	47,220	(6.3)	50,371	0.3	50,213	(1.4)	50,913	16.3	43,795
Total residential real estate 1-4 family	196,120	(6.1)	208,805	(4.6)	218,783	3.0	212,391	3.6	205,109

Residential real estate construction
Consumer purpose	1,667	(8.1)	1,813	34.3	1,350	147.7	545	(66.5)	1,627
Commercial purpose	8,558	5.8	8,088	6.1	7,625	3.8	7,343	(9.2)	8,088
Total residential real estate construction	10,225	3.3	9,901	10.3	8,975	13.8	7,888	(18.8)	9,715

Commercial real estate	487,980	13.9	428,428	9.7	390,584	14.6	340,695	4.4	326,482
Commercial	274,054	(6.0)	291,519	7.6	270,826	25.4	215,942	20.6	179,071
Total commercial	762,034	5.8	719,947	8.9	661,410	18.8	556,637	10.1	505,553

Consumer	4,996	(1.0)	5,047	7.3	4,705	(7.7)	5,100	(17.1)	6,154
Total loans	973,375	3.1	943,700	5.6	893,873	14.3	782,016	7.6	726,531
Less: Allowance for loan losses	(12,415)	5.3	(11,792)	6.5	(11,075)	9.8	(10,086)	10.7	(9,111)
Net loans	$960,960	3.1	$931,908	5.6	$882,798	14.4	$771,930	7.6	$717,420

Residential real estate:  This category is comprised of first lien loans and, to a lesser extent, junior liens and lines of credit secured by residential real estate.  Total residential real estate loans decreased $9.5 million in 2018 from 2017, primarily in consumer first lien loans.  The Bank’s residential mortgage portfolio decreased during 2018 as paydowns were greater than originations booked to the portfolio.  In 2018, the Bank originated $21.6 million in mortgages, including approximately $14.9 million for a fee through third party brokerage agreements. The Bank does not originate or hold any loans that would be considered sub-prime or Alt-A, and does not generally originate mortgages outside of its primary market area.

Commercial purpose loans in this category represent loans made for various business needs, but are secured with residential real estate. In addition to the real estate collateral, it is possible that additional security is provided by personal guarantees or UCC filings. These loans are underwritten as commercial loans and are not originated to be sold.

Residential real estate construction:  The largest component of this category represents loans to residential real estate developers of $8.6 million, while loans for individuals to construct personal residences totaled $1.7 million at December 31, 2018. The Bank’s exposure to residential construction loans is concentrated primarily in south central Pennsylvania. Real estate construction loans, including residential real estate and land development loans, occasionally provide an interest reserve in order to assist the developer during the development stage when minimal cash flow is generated. All real estate construction loans are underwritten in the same manner, regardless of the use of an interest reserve.

At December 31, 2018, the Bank had $11.6 million in real estate construction loans funded with an interest reserve and capitalized $677 thousand of interest from these reserves on active projects during 2018.  These loans are comprised of $2.5 million in residential construction and $9.1 million in commercial construction (reported in the commercial real estate category). Real estate construction loans are monitored on a regular basis by either an independent third party inspector or the assigned loan officer depending on loan amount or complexity of the project. This monitoring process includes, at a minimum, the submission of invoices or AIA documents (depending on the complexity of the project) detailing costs incurred by the borrower, on-site inspections, and a signature by the assigned loan officer for disbursement of funds.

Commercial loans: Commercial loans continue to be the largest loan category on the balance sheet and increased 5.8% compared to the end of 2017. In 2018, the Bank approved approximately $173.5 million in commercial loans and commitments with approximately $114 million in new money advances. The competition for good quality loans continues to be strong with the best customers able to attract multiple offers.

Commercial real estate (CRE): This category includes commercial, industrial, farm and agricultural loans, where real estate serves as the primary collateral for the loan. This loan category increased by $59.6 million over the prior year. The increases in 2018 were primarily in hotel and motel loans. The largest sectors (by collateral) in CRE are: hotel & motel ($70.2 million), office buildings ($60.9 million), land development ($54.3 million) and manufacturing facilities ($41.9 million).

Commercial (C&I): This category includes commercial, industrial, farm, agricultural, and tax free loans. Collateral for these loans may include business assets or equipment, personal guarantees, or other non-real estate collateral. C&I loans decreased $17.5 million over the 2017 ending balance, primarily in tax free municipal loans and the $9.3 million Participation charge-off discussed in more detail in the loan quality section below. At December 31, 2018, the Bank had approximately $168 million of tax free loans in its portfolio. The largest sectors (by industry) are: public administration ($84.9 million), utilities ($34.9 million), educational services ($26.8 million) and finance and insurance ($15.2 million). The Bank does not have any loan exposure to the oil and gas industry.

Participations: The Bank continues to reduce its portfolio of purchased participation commercial loans. At December 31, 2018, the outstanding commercial participations accounted for 11.2%, or $93.4 million,  of  commercial purpose loans compared to  14.5%, or $115.3 million,  at the prior year-end.  The Bank’s total exposure (including unfunded commitments) to purchased participations is 14.4% compared to 19.1% at December 31, 2017.  During the year, loan participations decreased $21.9 million, due in part to the $9.3 million Participation charge-off, and a strategic decision to decrease the Bank’s exposure to participations as existing participations paid-off or were not renewed.   The commercial loan participations are comprised of $25.0 million of C&I loans and $68.4 million of CRE loans, reported in the respective loan segment.  The Bank expects that commercial lending will continue to be the primary area of loan growth in the future via in-market lending.

Consumer loans: This category is mainly comprised of unsecured personal lines of credit and showed a slight decrease of $51 thousand in 2018 over 2017 ending balances.

Table 10. Maturities and Interest Rate Terms of Selected Loans

The following table presents the stated maturities (or earlier call dates) of selected loans as of December 31, 2018.  Consumer purpose residential mortgages and consumer loans are excluded from the presentation.

	Less than		Over
(Dollars in thousands)	1 year	1-5 years	5 years	Total
Loans:
Residential real estate construction	$5,451	$3,107	$—	$8,558
Commercial real estate	42,734	47,058	398,188	487,980
Commercial	40,617	56,740	176,697	274,054
Total	$88,802	$106,905	$574,885	$770,592

Loans with fixed and variable interest rates at December 31, 2018 are shown below:

	Less than		Over
(Dollars in thousands)	1 year	1-5 years	5 years	Total
Loans with fixed rates	$7,803	$74,615	$70,600	$153,018
Loans with variable rates	80,999	32,290	504,285	617,574
Total	$88,802	$106,905	$574,885	$770,592

Loan Quality:

Management utilizes a risk rating scale ranging from 1-Prime to 9-Loss to evaluate loan quality. This risk rating scale is used primarily for commercial purpose loans. Consumer purpose loans are identified as either a pass or substandard rating based on the performance status of the loans. Substandard consumer loans are loans that are 90 days or more past due and still accruing.  Loans rated 1 – 4 are considered pass credits. Loans that are rated 5 are pass credits, but have been identified as credits that are likely to warrant additional attention and monitoring. Loans rated 6-Special Mention or worse begin to receive enhanced monitoring and reporting by the Bank. Loans rated 7-Substandard or 8-Doubtful exhibit the greatest financial weakness and present the greatest possible risk of loss to the Bank. Nonaccrual loans are rated no better than 7-Substandard.   The following factors represent some of the factors used in determining the risk rating of a borrower: cash flow, debt coverage, liquidity, management, and collateral. Risk ratings, for pass credits, are generally reviewed annually for term debt and at renewal for revolving or renewing debt. The Bank monitors loan quality by reviewing three primary measurements: (1) loans rated 6-Special Mention or worse (collectively “watch list”), (2) delinquent loans, and (3) net-charge-offs.

During the second quarter the Bank recorded a material impairment charge on a $14.4 million commercial loan participation (the Participation). The impairment charge was initially reported on the Corporation’s current report on Form 8-K filed on May 31, 2018.  The Participation represented the Bank’s portion of loans and off-balance sheet commitments (letters-of-credit) to a single, large commercial lending relationship with the lead bank.  During the second quarter, the Bank was notified by the lead lender, another Pennsylvania bank, that the loan relationship had become impaired due to fraudulent activities believed to be perpetrated by one or more of the executives and personnel employed by the borrower.  The Bank is one of four Pennsylvania banks affected by the loan impairment. The impairment resulted in the Bank charging-off loans totaling $8.7 million. This total included a complete charge-off on a $1.3 million loan and a partial charge-off of $7.4 million on a $10.3 million loan.

During September 2018, the Bank charged off an additional $208 thousand after being notified it would receive a payment of $1.3 million in October 2018 on the Participation.   After receiving the October payment, the Participation loan balance was $1.6 million. In December 2018, the Bank received another payment of approximately $1.2 million, resulting in another charge-off of $438 thousand. At December 31, 2018 the Bank had no outstanding loan balance related to the Participation. The Bank also has $2.4 million in off-balance sheet exposure through three letters-of-credit it issued for the benefit of the borrower. A $2.4 million reserve (reported in other liabilities and other expense) was established for these commitments during the second quarter of 2018. As of December 31, 2018, proof of claim for one letter-of-credit has been submitted to the Bankruptcy Court for payment.

The credit is in bankruptcy and is being administered by a bankruptcy court appointed trustee and by the court. The impairment charges had a significant effect on various loan quality measures including: impaired loans, nonaccrual loans, provision for loan loss expense, and net-charge offs during the third and fourth quarters of 2018.

Watch list loans exhibit financial weaknesses that increase the potential risk of default or loss to the Bank. However, inclusion on the watch list, does not by itself, mean a loss is certain. The watch list includes both performing and nonperforming loans. Watch list loans totaled $10.3 million at year-end compared to $12.8 million one year earlier. Included in the watch list are $2.3 million of nonaccrual loans. The composition of the watch list (loans rated 6, 7 or 8), by primary collateral, is shown in Note 6 of the accompanying financial statements.

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

The Bank’s Loan Management Committee reviews these loans and risk ratings on a quarterly basis in order to proactively identify and manage problem loans. In addition, a committee meets monthly to discuss possible workout strategies for OREO and all credits rated 7-Substandard or worse. Management also tracks other commercial loan risk measurements including high loan to value loans, concentrations, participations and policy exceptions and reports these to the Credit Risk Oversight Committee of the Board of Directors. The Bank also uses a third-party consultant to assist with internal loan review with a goal of reviewing 60% of commercial loans each year. The FDIC defines certain supervisory loan-to-value lending limits.  The Bank’s internal loan–to-value limits are all equal to or less than the supervisory loan-to-value limits.  However, in certain circumstances, the Bank may make a loan that exceeds the supervisory loan-to-value.  At December 31, 2018, the Bank had loans of $18.5 million (1.9% of gross loans) that exceeded the supervisory loan-to value limit, compared to 3.2% at the prior year end.

Absent the Participation loss, loan quality was essentially unchanged as measured by the balance of nonperforming loans. Nonaccrual loans declined slightly ($375 thousand), but this was partially offset by a $357 thousand increase in loans past due 90 days or more.  Potential problem loans, defined as watch list loans less loans on nonaccrual or past due more than 90 days, at December 31, 2018 totaled $7.6 million compared to $10.1 million at December 31, 2017.

The following table presents a five year summary of nonperforming assets as of December 31 of each year:

Table 11. Nonperforming Assets

(Dollars in thousands)	2018	2017	2016	2015	2014
Nonaccrual loans
Residential Real Estate 1-4 Family
First liens	$80	$168	$231	$806	$1,124
Junior liens and lines of credit	23	—	86	105	169
Total	103	168	317	911	1,293
Residential real estate - construction	455	466	480	502	931
Commercial real estate	1,427	1,854	3,956	3,681	8,430
Commercial	315	187	23	276	1,637
Total nonaccrual loans	2,300	2,675	4,776	5,370	12,291

Loans past due 90 days or more and not included above
Residential Real Estate 1-4 Family
First liens	113	—	—	214	165
Junior liens and lines of credit	26	—	—	—	—
Total	139	—	—	214	165
Commercial real estate	113	—	665	152	140
Commercial	100	—	—	2	—
Consumer	5	—	—	—	17
Total loans past due 90 days or more and still accruing	357	—	665	368	322

Total nonperforming loans	2,657	2,675	5,441	5,738	12,613
Other real estate owned	2,684	2,598	4,915	6,451	3,666
Total nonperforming assets	$5,341	$5,273	$10,356	$12,189	$16,279

Nonperforming loans to total gross loans	0.27%	0.28%	0.61%	0.73%	1.74%
Nonperforming assets to total assets	0.44%	0.45%	0.92%	1.18%	1.63%
Allowance for loan losses to nonperforming loans	467.26%	440.82%	203.55%	175.78%	72.23%

The following table provides information on the most significant nonaccrual loans as of December 31, 2018.

Table 12. Significant Nonaccrual Loans

		ALL	Nonaccrual	TDR			Collateral
(Dollars in thousands)	Balance	Reserve	Date	Status	Collateral	Location	Value
Credit 1	$1,420	$—	Mar-12	Y	1st and 2nd liens on commercial real estate, residential real estate and business assets	PA	$3,267

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

 In accordance with financial accounting standards, TDR loans are always considered impaired until they are paid-off.  However, an impaired TDR loan can be a performing loan.  Impaired loans totaled $11.9 million at year-end compared to $12.6 million at the prior year end. Included in the impaired loan totals are $11.2 million of TDR loans.

The following table shows the composition of the Bank’s impaired loans as of December 31, 2018.

Table 13. Composition of Impaired Loans

(Dollars in thousands)	Nonaccrual		Accruing	Accruing	Total
	Non-TDR	TDR	TDR	Other (1)	Impaired
Residential Real Estate 1-4 Family
First liens	$80	$—	$678	$113	$871
Junior liens and lines of credit	23	—	—	26	49
Total	103	—	678	139	920
Residential real estate - construction	—	455	—	—	455
Commercial real estate	137	1,290	8,809	—	10,236
Commercial	315	—	—	—	315
Total	$555	$1,745	$9,487	$139	$11,926

(1) impaired consumer purpose loans not yet on nonaccrual

Note 6 of the accompanying financial statements provides additional information on the composition of the impaired loans, including the allowance for loan loss that has been established for impaired loans and new TDR loans during the year.

Allowance for Loan Losses:

Management monitors loan performance on a monthly basis and performs a quarterly evaluation of the adequacy of the allowance for loan losses (ALL). The ALL is determined by segmenting the loan portfolio based on the loan’s collateral. When calculating the ALL, consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, historical charge-offs, the adequacy of the underlying collateral (if collateral dependent) and other relevant factors. The Bank begins enhanced monitoring of all loans rated 6 - Special Mention or worse, and obtains a new appraisal or asset valuation for any placed on nonaccrual and rated 7 - Substandard or worse. Management, at its discretion, may determine that additional adjustments to the appraisal or valuation are required.  Valuation adjustments will be made as necessary based on factors, including, but not limited to: the economy, deferred maintenance, industry, type of property/equipment, age of the appraisal, etc. and the knowledge Management has about a particular situation. In addition, the cost to sell or liquidate the collateral is also estimated and deducted from the valuation in order to determine the net realizable value to the Bank. When determining the allowance for loan losses, certain factors involved in the evaluation are inherently subjective and require material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans. Management monitors the adequacy of the allowance for loan losses on an ongoing basis and reports its adequacy quarterly to the Credit Risk Oversight Committee of the Board of Directors. Management believes that the allowance for loan losses at December 31, 2018 is adequate.

The analysis for determining the ALL is consistent with guidance set forth in generally accepted accounting principles (GAAP) and the Interagency Policy Statement on the Allowance for Loan and Lease Losses. The analysis has three components; specific, general and unallocated. The specific component addresses specific reserves established for impaired loans. A loan is considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all interest and principal payments due according to the originally contracted terms of the loan agreement.  Collateral values discounted for market conditions and selling costs are used to establish specific allocations for impaired loans. However, it is possible that as a result of the credit analysis, a specific reserve is not required for an impaired loan. For impaired loans with balances less than $250 thousand and all consumer purpose loans, a specific reserve analysis is not performed and these loans are added to the general allocation pool.  These loans totaled $786 thousand at year-end 2018 and are comprised primarily of loans secured by residential real estate.   Management does not believe that excluding these loans from the specific reserve analysis presents any additional risk. The balance of impaired loans declined slightly in 2018 and there was on specific reserve established for any of these loans.  Note 6 of the accompanying financial statements provides additional information about the ALL established for impaired loans.

The general allocation component addresses the reserves established for pools of homogenous loans. The general component includes a quantitative and qualitative analysis. When calculating the general allocation, the Bank segregates its loan portfolio into the following segments based primarily on the type of supporting collateral:  residential real estate, commercial, industrial or agricultural real estate; commercial and industrial (C&I non-real estate), and consumer.  Each segment may be further segregated by type of collateral, lien position, or owner/nonowner occupied properties.  The quantitative analysis uses the Bank’s twenty quarter rolling historical loan loss experience as determined for each loan segment. For the calculation of the quantitative analysis at December 31, 2018, the Bank determined that certain factors (e.g.:  economic conditions, delinquency, classified loans, loan volume, management, loan review process, credit concentrations, competition, and legal and regulatory issues) previously used to adjust the historical loss factor where more appropriately reflected as part of the qualitative analysis and were not included in the 2018 quantitative calculation as in the past years. The qualitative analysis utilizes a risk matrix that incorporates four primary risk factors:  economic conditions, delinquency, classified loans, and level of risk, and assigns a risk level (as measured in basis points) to each factor. In determining the risk level for these primary factors, consideration is given to operational factors such as: loan volume, management, loan review process, credit concentrations, competition, and legal and regulatory issues. The level of risk (as measured in basis points) for each primary factor is set for five risk levels ranging from minimal risk to very high risk and is determined independently for commercial loans, residential mortgage loans and consumer loans. As a result of the change to the methodology of calculating the quantitative component, the quantitative component declined from prior periods and the qualitative component increased.

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

The following table shows, by loan segment, the activity in the ALL, the amount of the allowance established in each category and the loans that were evaluated for the ALL under a specific reserve (individually) and those that were evaluated under a general reserve (collectively) as of December 31, 2018.

Table 14. Allowance for Loan Losses by Segment

(Dollars in thousands)	Residential Real Estate 1-4 Family
		Junior Liens &			Commercial
	First Liens	Lines of Credit		Construction	Real Estate	Commercial	Consumer	Unallocated	Total

Allowance at December 31, 2017	$1,060	$330		$224	$6,526	$2,110	$105	$1,437	$11,792
Charge-offs	—	—		—	—	(9,482)	(107)	—	(9,589)
Recoveries	2	8		—	60	157	31	—	258
Provision	(571)	(205)	0	(116)	(888)	11,726	41	(33)	9,954
Allowance at December 31, 2018	$491	$133		$108	$5,698	$4,511	$70	$1,404	$12,415

Allowance established for loans evaluated:
Individually	$—	$—		$—	$—	$—	$—	$—	$—
Collectively	491	133		108	5,698	4,511	70	1,404	12,415
Allowance at December 31, 2018	$491	$133		$108	$5,698	$4,511	$70	$1,404	$12,415

Loans evaluated for allowance:
Individually	$405	$—		$455	$10,099	$181	$—	$—	$11,140
Collectively	148,495	47,220		9,770	477,881	273,873	4,996	—	962,235
Total	$148,900	$47,220		$10,225	$487,980	$274,054	$4,996	$—	$973,375

The following table shows the allocation of the allowance for loan losses as of December 31 for each of the past five years:

Table 15. Allocation of the Allowance for Loan Losses

(Dollars in thousands)	2018		2017		2016		2015		2014
		% of		% of		% of		% of		% of
	Balance	Allowance	Balance	Allowance	Balance	Allowance	Balance	Allowance	Balance	Allowance
Residential real estate 1-4 family
First liens	$491	4	$1,060	9	$1,105	10	$989	10	$994	11
Junior liens and lines of credit	133	1	330	3	323	3	308	3	271	3
Total	624	5	1,390	12	1,428	13	1,297	13	1,265	14
Residential real estate construction	108	1	224	2	224	2	194	2	214	2
Commercial real estate	5,698	46	6,526	55	6,109	55	5,649	56	4,978	55
Commercial	4,511	36	2,110	18	1,893	17	1,519	15	1,515	17
Consumer	70	1	105	1	100	1	102	1	127	1
Unallocated	1,404	11	1,437	12	1,321	12	1,325	13	1,012	11
Total	$12,415	100	$11,792	100	$11,075	100	$10,086	100	$9,111	100

The allocation of the allowance for loan losses is based on estimates and is not intended to imply limitations on the usage of the allowance. The entire allowance is available to absorb any losses without regard to the category in which the loan is classified.

The following table shows the percentage of the loans to total gross loans as of December 31 for each of the past five years:

	2018	2017	2016	2015	2014
Residential real estate 1-4 family
First liens	15%	17%	19%	21%	22%
Junior liens and lines of credit	5%	5%	5%	6%	6%
Total	20%	22%	24%	27%	28%
Residential real estate construction	1%	1%	1%	1%	1%
Commercial real estate	50%	45%	44%	43%	45%
Commercial	28%	31%	30%	28%	25%
Consumer	1%	1%	1%	1%	1%
Total	100%	100%	100%	100%	100%

The following table presents details on activity in the ALL as well as key ALL ratios at December 31:

Table 16. Historical Allowance for Loan Losses

(Dollars in thousands)	2018	2017	2016	2015	2014

Balance at beginning of year	$11,792	$11,075	$10,086	$9,111	$9,702
Charge-offs:
Residential real estate 1-4 family
First liens	—	(13)	(49)	(43)	(291)
Junior liens and lines of credit	—	—	—	(39)	—
Total	—	(13)	(49)	(82)	(291)
Residential real estate construction	—	—	(41)	(21)	(41)
Commercial real estate	—	(14)	(2,751)	—	(408)
Commercial	(9,482)	(8)	(74)	(270)	(644)
Consumer	(107)	(102)	(167)	(198)	(189)
Total charge-offs	(9,589)	(137)	(3,082)	(571)	(1,573)

Recoveries:
Residential real estate 1-4 family
First liens	2	2	35	7	21
Junior liens and lines of credit	8	11	—	—	—
Total	10	13	35	7	21
Residential real estate construction	—	—	—	18	—
Commercial real estate	60	17	19	14	50
Commercial	157	117	167	148	65
Consumer	31	37	75	74	82
Total recoveries	258	184	296	261	218
Net (charge-offs) recoveries	(9,331)	47	(2,786)	(310)	(1,355)
Provision for loan losses	9,954	670	3,775	1,285	764
Balance at end of year	$12,415	$11,792	$11,075	$10,086	$9,111

Ratios:
Net charge-offs (recoveries)/average loans	0.97%	-0.01%	0.33%	0.04%	0.19%
Net charge-offs (recoveries)/provision for loan losses	93.74%	-7.01%	73.80%	24.12%	177.36%
ALL as a percentage of loans	1.28%	1.25%	1.24%	1.29%	1.25%

Other Real Estate Owned:

The Bank holds $2.7 million of other real estate owned (OREO), comprised of two properties compared to $2.6 million and three properties one year earlier. The most significant OREO holding is one property carried at $2.6 million (97% of total OREO) that is secured by 196 acres of land intended for residential real estate development. This property was part of a participated loan with the workout being handled by the lead bank. During the second quarter of 2018 the Bank purchased the remaining portion of this property that it did not own for $105 thousand. The Bank believes it can more aggressively market the property as the sole owner as compared to the effort put forth by the minority owner/lead bank. The Bank has a contract on the property subject to the buyers due diligence period that expires in May 2019.  During the due diligence period the buyer is responsible for covering the Bank’s carrying costs of the property. Note 8 of the accompanying financial statements provides additional information on activity in OREO.

Goodwill:

The Bank has $9.0 million of goodwill recorded on its balance sheet as the result of corporate acquisitions.  Goodwill is not amortized, nor deductible for tax purposes.   However, goodwill is tested for impairment at least annually in accordance with ASC Topic 350.   Goodwill was tested for impairment as of August 31, 2018. The 2018 impairment test was conducted using a qualitative assessment method.  The qualitative assessment included: macroeconomic factors, banking industry conditions, banking merger and acquisition trends, the Bank’s historical financial performance, the Corporation’s stock price, forecast Bank financial performance, and change of control premiums.  Based upon this qualitative assessment, Management determined the Bank’s goodwill was not impaired. The 2017 impairment test was also conducted using the qualitative assessment method.  At December 31, 2018, Management subsequently considered certain qualitative factors affecting the Corporation and determined that it was not likely that the results of the prior test had changed and it determined that goodwill was not impaired at year-end.

Deposits:

The Bank depends on deposits generated by its community banking offices as its primary source of funds.  The Bank offers numerous deposit products including demand deposits (noninterest and interest-bearing accounts), savings, money management accounts, and time deposits (certificates of deposits/CDs). Table 17 shows a comparison of the major deposit categories over a five-year period at December 31, including balances and the percentage change in balances year-over-year. Table 3, presented previously, shows the average balance of the major deposit categories and the average cost of these deposits over a three year period.

Table 17. Deposits

(Dollars in thousands)	2018		2017		2016		2015		2014
		%		%		%		%
	Balance	Change	Balance	Change	Balance	Change	Balance	Change	Balance
Noninterest-bearing checking	$197,417	0.3	$196,853	15.6	$170,345	12.0	$152,095	11.1	$136,910
Interest-bearing checking	305,661	8.8	280,944	16.1	241,906	4.2	232,181	19.1	194,992
Money management	436,752	5.2	415,045	(1.3)	420,309	10.8	379,331	(2.2)	388,043
Savings	81,206	3.0	78,868	5.3	74,925	8.3	69,174	10.4	62,637
Retail time deposits	58,332	(19.2)	72,211	1.3	71,264	(13.6)	82,468	(11.3)	92,973
Brokered time deposits	3,261	0.0	3,260	(3.3)	3,371	3.3	3,263	(42.0)	5,626
Total	$1,082,629	3.4	$1,047,181	6.6	$982,120	6.9	$918,512	4.2	$881,181

Noninterest-bearing checking:  This category increased slightly year over year, while the average balance increased by approximately $20 million for the year. As a noninterest bearing account, these deposits contribute approximately 11 basis points to the net interest margin.

Interest-bearing checking: This category saw an increase in both the ending and average balance for the year compared to prior year-end, while the cost of these accounts increased year over year. Retail accounts and commercial accounts in the fully-insured interest-bearing checking account product were growth leaders in this product during 2018.

Money management:  The year over year balance increased $21.7 million, in both retail and commercial accounts; however, the average balance decreased $2.6 million compared to the 2017 average balance. The cost of this product increased during the year as market rates increased.

Savings:  Savings accounts increased $2.3 million during the year and represent the tenth consecutive year of growth, mostly due to growth in IRA accounts in 2018.  The cost of this product increased during the year as market rates increased.

Time deposits:  Retail time deposits decreased in 2018, while brokered time deposits remained steady. Retail time deposits greater than $100 thousand held steady at just over $17 million.  Consumers do not seem to be inclined to invest in longer maturity deposits as they want more liquid accounts and are afraid of missing out on the opportunity to take advantage of rising rates, whenever that may occur. As a result of this sentiment, the Bank has seen some maturing CDs migrate to the Money Management product and new CDs being written for short-terms.  In 2019,  57% of the Bank’s retail CDs will mature.

Reciprocal deposits:  At year-end 2018, the Bank had $159.3 million placed in the ICS program ($113.8 million in interest-bearing checking and $45.5 million in money management) and $3.3 million of time deposits placed into the CDARS program.  These programs allow the Bank to offer full FDIC coverage to large depositors, but with the convenience to the customer of only having to deal with one bank.  The Bank solicits these deposits from within its market and it believes they present no greater risk than any other local deposit.

The Bank continually reviews different methods of funding growth that include traditional deposits and other wholesale sources. Competition from other local financial institutions, internet banks and brokerages will continue to be a challenge for the Bank in its efforts to attract new and retain existing deposit accounts.  This competition is not expected to lessen in the future.

Table 18. Time Deposits of $100,000 or More

	Retail	Brokered	Total
(Dollars in thousands)	Time Deposits	Time Deposits	Time Deposits
Maturity distribution:
Within three months	$4,376	$—	$4,376
Over three through six months	2,824	241	3,065
Over six through twelve months	3,871	2,669	6,540
Over twelve months	6,190	215	6,405
Total	$17,261	$3,125	$20,386

Borrowings:

Short-term Borrowings: Short-term borrowings from the FHLB are in the form of a revolving term commitment. The short-term FHLB borrowings are used as overnight borrowings to fund the short-term liquidity needs of the Bank.  These borrowings reprice on a daily basis and the interest rate fluctuates with short-term market interest rates. The Bank’s maximum borrowing capacity with the FHLB at December 31, 2018 was $348.6 million with $348.6 million available to borrow.

Table 19. Short-Term Borrowings

(Dollars in thousands)	2018		2017		2016
	Short-Term	Repurchase	Short-Term	Repurchase	Short-Term	Repurchase
	Borrowings	Agreements	Borrowings	Agreements	Borrowings	Agreements
Ending balance	$—	$—	$—	$—	$24,270	$—
Average balance	1,069	—	1,894	—	5,258	—
Maximum month-end balance	—	—	13,000	—	24,270	—
Weighted-average interest rate	2.25%	—	0.83%	—	0.63%	—

Long-term Debt:  The Bank had no long-term debt outstanding during 2018, 2017 or 2016.

Shareholders’ Equity:

Shareholders’ equity increased by $3.3 million to $118.4 million at December 31, 2018. The increase was the result of 2018 net income of $6.1 million, offset by $4.6 million in dividends ($1.05 per share) during 2018.  The dividend payout ratio was 75.1% compared to 185.3% in 2017.

The Board of Directors frequently authorizes the repurchase of the Corporation’s $1.00 par value common stock. Information regarding stock repurchase plans in place during the year are included in Item 5 Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities. Additional information on Shareholders’ Equity is reported in Note 17 of the accompanying consolidated financial statements.

The Corporation’s dividend reinvestment plan (DRIP) allows for shareholders to purchase additional shares of the Corporation’s common stock by reinvesting cash dividends paid on their shares or through optional cash payments. The Dividend Reinvestment Plan (DRIP) added $1.4 million to capital during 2018. This total was comprised of $747 thousand from the reinvestment of quarterly dividends and $671 thousand of optional cash contributions.

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

The Corporation and the Bank are subject to the capital requirements contained in the regulation generally referred to as Basel III. The Basel III standards were effective for the Corporation and the Bank, effective January 1, 2015 (subject to a phase-in period for certain provisions).  Basel III imposes significantly higher capital requirements and more restrictive leverage and liquidity ratios than those previously in place.  The capital ratios to be considered “well capitalized” under Basel III are: (1) Common Equity Tier 1(CET1) of 6.5%, (2) Tier 1 Leverage of 5%, (3) Tier 1 Risk-Based Capital of 8%, and (4) Total Risk-Based Capital of 10%.  The rules also included changes in the risk weights of certain assets to better reflect credit and other risk exposures. In addition, a capital conservation buffer is being phased-in beginning in at 0.625% for 2016, 1.25% for 2017, 1.875% for 2018 and 2.50% for 2019 and thereafter. The capital conservation buffer is applicable to all of the capital ratios except for the Tier 1 Leverage ratio. The capital conservation buffer is equal to the lowest value of the three applicable capital ratios less the regulatory minimum for each respective capital measurement.   The Bank’s capital conservation buffer at December 31, 2018 was 7.06% (total risk-based capital 15.06% less 8.00%) compared to the 2018 regulatory buffer of 1.875%. Compliance with the capital conservation buffer is required in order to avoid limitations certain capital distributions.  As of December 31, 2018, the Bank was “well capitalized’ under the Basel III requirements and believes it would be “well capitalized” on a fully-phased in basis had such a requirement been in effect.  The minimum capital ratios (shown as “adequately capitalized”) and the “well capitalized” capital ratios are reported on Note 2 of the accompanying financial statements.

The following table presents capital ratios for the Corporation at December 31:

Table 20. Capital Ratios

	2018	2017	2016
Common Equity Tier 1 risk-based capital ratio	13.96%	14.06%	14.41%
Total risk-based capital ratio	15.21%	15.31%	15.67%
Tier 1 risk-based capital ratio	13.96%	14.06%	14.41%
Tier 1 leverage ratio	9.78%	9.73%	10.11%

For additional information on capital adequacy refer to Note 2 of the accompanying consolidated financial statements.

Local Economy

The Corporation’s primary market area includes Franklin, Fulton, Cumberland and Huntingdon County, PA.  This area is diverse in demographic and economic makeup.  County populations range from a low of approximately 15,000 in Fulton County to over 250,000 in Cumberland County. Unemployment in the Bank’s market area has remained steady in 2018 and ranges from a low of 3.0% in Cumberland County to high of 4.5% in Fulton County.  The market area has a diverse economic base and local industries include, warehousing, truck & rail shipping centers, light and heavy manufacturers, health-care, higher education institutions, farming and agriculture, and a varied service sector.  The market area provides easy access to the major metropolitan markets on the east coast via trucking and rail transportation. Because of this, warehousing and distribution companies continue to find the area attractive. The local economy is not overly dependent on any one industry or business and Management believes that the Bank’s primary market area continues to be well suited for growth.  The following provides selected economic data for the Bank’s primary market at December 31:

Economic Data

	2018	2017
Unemployment Rate (seasonally adjusted)
Market area range (1)	3.0% - 4.5%	3.3% - 4.5%
Pennsylvania	4.0%	4.6%
United States	3.7%	4.1%

Housing Price Index - year over year change
PA, nonmetropolitan statistical area	3.6%	2.3%
United States	6.6%	6.3%

Building Permits - year over year change -12 moths
Harrisburg-Carlisle, PA MSA & Chambersburg-Waynesboro, PA MSA
Residential, estimated	15.9%	5.2%
Multifamily, estimated	136.0%	-27.8%

(1) Franklin, Cumberland, Fulton and Huntingdon Counties

The assets and liabilities of the Corporation are financial in nature, as such, the pricing of products, customer demand for certain types of products, and the value of assets and liabilities are greatly influenced by interest rates.  As such, interest rates and changes in interest rates may have a more significant effect on the Corporation’s financial results than on other types of industries. Because of this, the Corporation watches the actions of the Federal Reserve Open Market Committee (FOMC) as it makes decisions about interest rate changes and monetary policy.  In December 2018, the FOMC increased the federal funds rate target range by 25 basis points. This was the fourth increase in 2018 and the ninth hike since late 2015.  Looking ahead to 2019, the FOMC will continue to monitor gobal economic and financial developments and assess their implications for the economic outlook.  Fed officials also indicate they see fewer rate hikes in 2019, estimating that only “some gradual increases” will be warranted.  The wording seems to reflect intent to respond in real time to the course of the economy takes rather than follow a rate-hike road map as it has in the past few years.

Liquidity

The Corporation conducts substantially all of its business through its bank subsidiary. The liquidity needs of the Corporation are funded primarily by the bank subsidiary, supplemented with liquidity from its dividend reinvestment plan.

The Bank must meet the financial needs of the customers that it serves, while providing a satisfactory return on the shareholders’ investment.  In order to accomplish this, the Corporation must maintain sufficient liquidity in order to respond quickly to the changing level of funds required for both loan and deposit activity.  The goal of liquidity management is to meet the ongoing cash flow requirements of depositors who want to withdraw funds and of borrowers who request loan disbursements. The Bank regularly reviews it liquidity position by measuring its projected net cash flows (in and out) at a 30 and 90-day interval.  The Bank stress tests this measurement by assuming a level of deposit out-flows that have not historically been realized. In addition to this forecast, other funding sources are reviewed as a method to provide emergency funding if necessary.  The objective of this measurement is to identify the amount of cash that could be raised quickly without the need to liquidate assets.  The Bank also stresses its liquidity position utilizing different longer-term scenarios.  The varying degrees of stress create pressure on deposit flows in its local market, reduce access to wholesale funding and limit access of funds available through brokered deposit channels. In addition to stressing cash flow, specific liquidity risk indicators are monitored to help identify risk areas.  This analysis helps identify and quantify the potential cash surplus/deficit over a variety of time horizons to ensure the Bank has adequate funding resources.  Assumptions used for liquidity stress testing are subjective.  Should an evolving liquidity situation or business cycle present new data, potential assumption changes will be considered.  The Bank believes it can meet all anticipated liquidity demands.

Historically, the Bank has satisfied its liquidity needs from earnings, repayment of loans, amortizing and maturing investment securities, loan sales, deposit growth and its ability to access existing lines of credit.  All investment securities are classified as available for sale; therefore, securities that are unencumbered (approximately $61.8 million fair value) as collateral for borrowings are an additional source of readily available liquidity, either by selling the security or, more preferably, to provide collateral for additional borrowing. The Bank also has access to other wholesale funding via the brokered CD market.

The FHLB system has always been a major source of funding for community banks. The Bank’s maximum borrowing capacity with the FHLB at December 31, 2018 was $348.6 million with $348.6 million available to borrow. There are no indicators that lead the Bank to believe the FHLB will discontinue its lending function or restrict the Bank’s ability to borrow.  If either of these events were to occur, it would have a negative effect on the Bank and it is unlikely that the Bank could replace the level of FHLB funding in a short time.

The Bank has established credit at the Federal Reserve Discount Window and as of year-end had the ability to borrow approximately $17 million. The Bank also has a $6.0 million unsecured line of credit at a correspondent bank.

Off Balance Sheet Commitments

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk.  These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet loans and lines of credit.  Because these unfunded instruments have fixed maturity dates and many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation.  Unused commitments and standby letters of credit totaled $271.7 million and $25.4 million, respectively, at December 31, 2018, compared to $300.1 million and $28.6 million, respectively, at December 31, 2017.  As of June 30, 2018, the Bank established a $2.4 million allowance against letters of credit issued as part of the Participation which remains outstanding at December 31, 2018 and is discussed in the Loan Quality section.  See Note 18 of the accompanying consolidated financial statements for more information on commitments and contingencies.

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

The Corporation uses several tools to measure and evaluate interest rate risk.  One tool is interest rate sensitivity or gap analysis.  Gap analysis classifies assets and liabilities by repricing and maturity characteristics and provides Management with an indication of how different interest rate scenarios will impact net interest income.  Table 21 presents a gap analysis of the Corporation’s balance sheet at December 31, 2018. A positive gap in the under one-year time interval suggests that, all else being equal, the Corporation’s near-term earnings would rise in a higher interest rate environment and decline in a lower rate environment. A negative gap suggests the opposite result.  At December 31, 2018, the Corporation’s cumulative gap position at one year was negative.  However, the incremental benefit of future rate decreases has been reduced as the rates paid on the Bank’s liabilities have been reduced greatly, leaving little room for future reductions.  In addition, many of the liabilities are reported in Table 21 at the earliest period at which the rate could change. Since these rates change at the discretion of the Bank, certain liabilities may or may not be repriced with the same magnitude or at the same time as market rates. These circumstances are not captured by a gap analysis.  Consequently, gap analysis is not a good indicator of future earnings.

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

Table 22 presents the results of three different rate change scenarios and measures the change in net interest income against a base  (unchanged) scenario over one year.  As shown, the Bank’s net interest income compared to the base scenario decreases in the down 100 basis point scenario, but increases in each of the up scenarios. For each scenario, interest rate changes are ramped up or down over a period of 1 year. The Bank believes a ramp scenario is more realistic than an interest rate shock scenario; however, the Bank also runs scenarios using shocks and yield curve twists.  Economic value of equity (EVE) is defined as the estimated discounted present value of assets minus the discounted present value of liabilities and is a surrogate for long-term earnings. EVE measures the degree to which the economic value of a bank changes under different rate scenarios. EVE focuses on a longer-term time horizon and captures all balance sheet cash flows and is more effective in considering embedded options. The discount rates used in the EVE calculation are based on market rates for like assets and liabilities and the balance sheet position is held constant in order to isolate the risk of interest rate changes. For EVE simulation, all rates change by the defined amount immediately and simultaneously in a shock fashion.

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

The following table shows interest rate sensitivity for the Corporation as of December 31, 2018.

Table 21. Interest Rate Sensitivity Analysis

(Dollars in thousands)	1-90	91-181	182-365	1-5	Beyond
	Days	Days	Days	Years	5 Years	Total
Interest-earning assets:
Interest-bearing deposits in other banks	$29,782	$470	$3,499	$2,249	$—	$36,000
Investment securities and restricted stock	7,370	9,237	13,589	54,577	47,525	132,298
Loans	253,074	40,915	112,768	458,100	108,518	973,375
Total interest-earning assets	290,226	50,622	129,856	514,926	156,043	1,141,673

Interest-bearing liabilities:
Interest-bearing checking	305,661	—	—	—	—	305,661
Money market deposit accounts	436,752	—	—	—	—	436,752
Savings	81,206	—	—	—	—	81,206
Time	11,949	9,056	15,419	22,373	2,796	61,593
Total interest-bearing liabilities	$835,568	$9,056	$15,419	$22,373	$2,796	$885,212

Interest rate gap	$(545,342)	$41,566	$114,437	$492,553	$153,247	$256,461
Cumulative interest rate gap	$(545,342)	$(503,776)	$(389,339)	$103,214	$256,461

Table 22. Sensitivity to Changes in Market Interest Rates

(Dollars in thousands)	Net Interest Income		Economic Value of Equity (EVE)
Change in rates (basis points)	Projected	% Change	Projected	% Change
+400	$47,384	8.4%	$255,225	1.6%
+300	$46,522	6.4%	$255,971	1.9%
+200	$45,624	4.4%	$257,167	2.4%
+100	$44,698	2.3%	$257,157	2.4%
unchanged	$43,705	—	$251,085	—
(100)	$41,664	(4.7)%	$222,491	(11.4)%
(200)	$39,582	(9.4)%	$183,059	(27.1)%

Forward-Looking Statements

Certain statements appearing herein which are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements refer to a future period or periods, reflecting Management’s current views as to likely future developments, and use words “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” or similar terms.  Because forward-looking statements involve certain risks, uncertainties and other factors over which the Corporation has no direct control, actual results could differ materially from those contemplated in such statements.  These factors include (but are not limited to) the following: general economic conditions, changes in interest rates, change in the Corporation’s cost of funds, changes in government monetary policy, changes in government regulation and taxation of financial institutions, effects of government shutdowns and budget negotiations, impacts of the interruption or breach in security of our information systems or other technological risks and attacks, acts of war or terrorism, changes in accounting policies or practices, changes in the rate of inflation, changes in technology, the intensification of competition within the Corporation’s market area, and other similar factors.

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

Board of Directors and Shareholders

Franklin Financial Services Corporation

Chambersburg, Pennsylvania

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Franklin Financial Services Corporation (the “Corporation”) and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Corporation and subsidiaries at December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Corporation's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 18, 2019 expressed an unqualified opinion thereon.

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

Harrisburg, Pennsylvania

March 18, 2019

Consolidated Balance Sheets

(Dollars in thousands, except share and per share data)	December 31,
	2018	2017
Assets
Cash and due from banks	$16,957	$21,433
Interest-bearing deposits in other banks	36,000	37,170
Total cash and cash equivalents	52,957	58,603
Debt securities available for sale, at fair value	131,472	126,971
Equity securities	374	365
Restricted stock	452	456
Loans held for sale	118	442
Loans	973,375	943,700
Allowance for loan losses	(12,415)	(11,792)
Net Loans	960,960	931,908
Premises and equipment, net	13,521	13,741
Bank owned life insurance	23,496	22,980
Goodwill	9,016	9,016
Other real estate owned	2,684	2,598
Deferred tax asset, net	5,992	5,803
Other assets	8,545	6,930
Total assets	$1,209,587	$1,179,813

Liabilities
Deposits
Non-interest bearing checking	$197,417	$196,853
Money management, savings and interest checking	823,619	774,857
Time	61,593	75,471
Total deposits	1,082,629	1,047,181
Other liabilities	8,562	17,488
Total liabilities	1,091,191	1,064,669

Shareholders' equity
Common stock, $1 par value per share,15,000,000 shares authorized with
4,701,367 shares issued and 4,408,761 shares outstanding at December 31, 2018 and
4,689,099 shares issued and 4,354,788 shares outstanding at December 31, 2017	4,701	4,689
Capital stock without par value, 5,000,000 shares authorized with no
shares issued and outstanding	—	—
Additional paid-in capital	41,530	40,396
Retained earnings	83,946	82,218
Accumulated other comprehensive loss	(6,380)	(6,028)
Treasury stock, 292,606 shares at December 31, 2018 and 334,311 shares at
December 31, 2017, at cost	(5,401)	(6,131)
Total shareholders' equity	118,396	115,144
Total liabilities and shareholders' equity	$1,209,587	$1,179,813

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Income

(Dollars in thousands, except per share data)	Years ended December 31,
	2018	2017	2016
Interest income
Loans, including fees	$41,095	$36,274	$32,992
Interest and dividends on investments:
Taxable interest	2,087	2,062	2,271
Tax exempt interest	1,173	1,122	1,412
Dividend income	24	26	17
Deposits and obligations of other banks	489	401	287
Total interest income	44,868	39,885	36,979
Interest expense
Deposits	4,190	2,475	2,212
Short-term borrowings	24	16	33
Total interest expense	4,214	2,491	2,245
Net interest income	40,654	37,394	34,734
Provision for loan losses	9,954	670	3,775
Net interest income after provision for loan losses	30,700	36,724	30,959
Noninterest income
Investment and trust services fees	5,669	5,370	4,969
Loan service charges	882	831	714
Deposit service charges and fees	2,310	2,399	2,468
Other service charges and fees	1,409	1,327	1,257
Debit card income	1,653	1,543	1,469
Increase in cash surrender value of life insurance	515	521	531
Net loss on sale of other real estate owned	(5)	(26)	(31)
OTTI losses on debt securities	—	—	(40)
Debt securities gains, net	56	3	22
Change in fair value of equity securities	9	—	—
Other	131	221	246
Total noninterest income	12,629	12,189	11,605
Noninterest Expense
Salaries and employee benefits	20,048	18,729	17,691
Occupancy, furniture and equipment, net	3,206	3,152	3,120
Advertising	1,556	1,197	1,155
Legal and professional	1,567	1,813	1,508
Data processing	2,510	2,229	2,093
Pennsylvania bank shares tax	951	971	902
FDIC Insurance	600	372	580
ATM/debit card processing	999	959	855
Foreclosed real estate	54	151	1,333
Telecommunications	433	418	429
Legal reserve	—	10,000	—
Provision for credit losses on off-balance sheet exposures	2,361	—	—
Other	3,084	3,181	3,509
Total noninterest expense	37,369	43,172	33,175
Income before federal income taxes	5,960	5,741	9,389
Federal income tax (benefit) expense	(165)	3,565	1,302
Net income	$6,125	$2,176	$8,087
Per share
Basic earnings per share	$1.40	$0.50	$1.88
Diluted earnings per share	$1.39	$0.50	$1.88
Cash dividends declared	$1.05	$0.93	$0.82

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Comprehensive Income

	Years ended December 31,
(Dollars in thousands)	2018	2017	2016
Net Income	$6,125	$2,176	$8,087

Securities (1)
Unrealized (losses) gains arising during the period	(998)	177	(1,176)
Reclassification for net (gains) losses and OTTI
included in net income	(56)	(3)	18
Net unrealized (losses) gains	(1,054)	174	(1,158)
Tax effect	264	(60)	394
Net of tax amount	(790)	114	(764)

Pension (2)
Change in plan assets and benefit obligations	104	(1,965)	(638)
Reclassification for net actuarial losses included in net income	705	547	1,049
Net unrealized gains (losses)	809	(1,418)	411
Tax effect	(170)	483	(140)
Net of tax amount	639	(935)	271

Total other comprehensive loss	(151)	(821)	(493)

Total Comprehensive Income	$5,974	$1,355	$7,594

Reclassification adjustment / Statement line item	Tax expense (benefit)
(1) Securities / securities (gains) losses and OTTI losses, net	$12	$1	$(6)
(2) Pension / Salary & Benefits	(148)	(186)	(357)

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Changes in Shareholders' Equity

For years ended December 31, 2018,  2017, and 2016:

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
(Dollars in thousands, except per share data)	Stock	Capital	Earnings	Loss	Stock	Total
Balance at December 31, 2015	$4,659	$38,778	$78,517	$(3,722)	$(6,856)	$111,376

Net income	—	—	8,087	—	—	8,087
Other comprehensive loss	—	—	—	(493)	—	(493)
Cash dividends declared, $.82 per share	—	—	(3,523)	—	—	(3,523)
Acquisition of 34,048 shares of treasury stock	—	—	—	—	(795)	(795)
Treasury shares issued under employer stock option plans, 907 shares	—	4	—	—	16	20
Treasury shares issued under dividend reinvestment plan, 45,068 shares	—	296	—	—	822	1,118
Common stock issued under dividend reinvestment plan, 25,230 shares	25	528	—	—	—	553
Common stock issued under incentive stock option plan, 3,800 shares	4	58	—	—	—	62
Stock option compensation expense	—	88	—	—	—	88
Balance at December 31, 2016	4,688	39,752	83,081	(4,215)	(6,813)	116,493

Net income	—	—	2,176	—	—	2,176
Other comprehensive loss	—	—	—	(821)	—	(821)
Cash dividends declared, $.93 per share	—	—	(4,031)	—	—	(4,031)
Treasury shares issued under employee stock purchase plan, 6,827 shares	—	32	—	—	125	157
Treasury shares issued under dividend reinvestment plan, 30,375 shares	—	434	—	—	557	991
Common stock issued under incentive stock option plan, 750 shares	1	17	—	—	—	18
Revaluation of net deferred tax assets	—	—	992	(992)	—	—
Stock option compensation expense	—	161	—	—	—	161
Balance at December 31, 2017	4,689	40,396	82,218	(6,028)	(6,131)	115,144

Cumulative adjustment for fair value of equity securities	—	—	201	(201)	—	—
Net income	—	—	6,125	—	—	6,125
Other comprehensive loss	—	—	—	(151)	—	(151)
Cash dividends declared, $1.05 per share	—	—	(4,598)	—	—	(4,598)
Acquisition of 2,605 shares of treasury stock	—	—	—	—	(88)	(88)
Treasury shares issued under employee stock purchase plan, 3,257 shares	—	38	—	—	60	98
Treasury shares issued under dividend reinvestment plan, 41,053 shares	—	659	—	—	758	1,417
Common stock issued under incentive stock option plan, 12,268 shares	12	252	—	—	—	264
Stock option compensation expense	—	185	—	—	—	185
Balance at December 31, 2018	$4,701	$41,530	$83,946	$(6,380)	$(5,401)	$118,396

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows

	December 31,
(Dollars in thousands)	2018	2017	2016
Cash flows from operating activities
Net income	$6,125	$2,176	$8,087
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,330	1,325	1,345
Net amortization of loans and investment securities	1,708	1,730	1,617
Amortization and net change in mortgage servicing rights valuation	—	55	55
Provision for loan losses	9,954	670	3,775
Change in fair value of equity securities	(9)	—	—
Debt securities gains, net	(56)	(3)	(22)
Impairment write-down on securities recognized in earnings	—	—	40
Legal reserve	(10,000)	10,000	—
Provision for credit losses on off-balance sheet exposures	2,361	—	—
Loans originated for sale	(21,633)	(9,887)	(8,972)
Proceeds from sale of loans	21,957	9,985	8,893
Write-down on premise and equipment	17	45	69
Write-down of other real estate owned	6	83	1,209
Net loss on sale or disposal of other real estate/other repossessed assets	5	26	31
Increase in cash surrender value of life insurance	(515)	(521)	(531)
Gain from surrender of life insurance policy	—	—	(76)
Stock option compensation	185	161	88
Contribution to pension plan	(1,000)	—	—
(Increase) decrease in other assets	(957)	293	1,174
(Decrease) increase in other liabilities	(175)	945	(1,094)
Deferred tax benefit	(1)	(831)	(832)
Net cash provided by operating activities	9,302	16,252	14,856
Cash flows from investing activities
Proceeds from sales and calls of investment securities available for sale	4,171	1,205	3,825
Proceeds from maturities and pay-downs of securities available for sale	18,665	22,424	25,393
Purchase of investment securities available for sale	(30,175)	(8,602)	(985)
Net decrease (increase) in restricted stock	4	1,311	(16,605)
Net increase in loans	(39,083)	(49,911)	(114,780)
Acquisition of other real estate owned	(105)	—	—
Proceeds from sale of other real estate/other repossessed assets	79	2,298	625
Proceeds from surrender of life insurance policy	—	—	436
Proceeds from the sale of other assets	117	154	—
Capital expenditures	(1,162)	(1,119)	(579)
Net cash used in investing activities	(47,489)	(32,240)	(102,670)
Cash flows from financing activities
Net increase in demand deposits, interest-bearing checking, and savings accounts	49,326	64,225	74,704
Net (decrease) increase in time deposits	(13,878)	836	(11,096)
Net (decrease) increase in short-term borrowings	—	(24,270)	24,270
Dividends paid	(4,598)	(4,031)	(3,523)
Purchase of Treasury shares	(88)	—	(795)
Cash received from option exercises	362	175	82
Common stock issued under dividend reinvestment plan	1,417	991	1,671
Net cash provided by financing activities	32,541	37,926	85,313
(Decrease) increase in cash and cash equivalents	(5,646)	21,938	(2,501)
Cash and cash equivalents as of January 1	58,603	36,665	39,166
Cash and cash equivalents as of December 31	$52,957	$58,603	$36,665
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest on deposits and other borrowed funds	$4,170	$2,458	$2,253
Income taxes	$250	$3,955	$2,100
Noncash Activities:
Loans transferred to Other Real Estate	$71	$90	$329

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

The accounting policies of Franklin Financial Services Corporation and its subsidiaries conform to U.S. generally accepted accounting principles and to general industry practices.  A summary of the more significant accounting policies, which have been consistently applied, except as noted, in the preparation of the accompanying consolidated financial statements, follows:

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

Investment Securities – Management classifies its debt securities at the time of purchase as available for sale or held to maturity. At December 31, 2018 and 2017, all debt securities were classified as available for sale, meaning that the Corporation intends to hold them for an indefinite period of time, but not necessarily to maturity. Available for sale debt securities are stated at estimated fair value, adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments of interest income through call date or maturity.  The related unrealized holding gains and losses are reported as other comprehensive income or loss, net of tax, until realized.  Declines in the fair value of held-to-maturity and available-for-sale debt securities to amounts below cost that are deemed to be other-than-temporary are reflected in earnings as realized losses.  In estimating the other-than-temporary impairment losses, Management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) determines if the Corporation does not intend to sell the security or it if is not more likely than not that the Corporation will be required to sell the security before recovery of its amortized cost. When a determination is made that an other-than-temporary impairment exists but the Corporation does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, the other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income. Realized securities gains and losses are computed using the specific identification method. Gains or losses on the disposition of debt investment securities are based on the net proceeds and the adjusted carrying amount of the specific security sold. Any decision to sell a debt security classified as available for sale would be based on various factors, including significant movement in interest rates, changes in maturity or mix of the Bank’s assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors. Effective January 1, 2018, equity investments are carried at fair value with changes in fair value recognized in net income.

Restricted Stock– – Restricted stock, which is carried at cost, consists of stock of the Federal Home Loan Bank of Pittsburgh (FHLB) and Atlantic Central Bankers Bank (ACBB).  The Bank held $452 thousand of restricted stock at the end of 2018. With the exception of $30 thousand, this investment represents stock in the FHLB that the Bank is required to hold in order to be a member of FHLB and is carried at a cost of $100 per share. FHLB stock is divided into two classes: membership stock and activity stock, which is based on outstanding loan balances. Federal law requires a member institution of the FHLB to hold FHLB stock according to a predetermined formula. Management evaluates the restricted stock for impairment in accordance with ASC Topic 320.  Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the banks as compared to the capital stock amount for the banks and the length of time this situation has persisted, (2) commitments by the banks to make payments required by law or regulation and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the banks.  As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support its operations.  There is not a public market for FHLB or ACBB stock and the benefits of membership (e.g., liquidity and low cost funding) add value to the stock beyond purely financial measures. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment. Management believes no impairment charge is necessary related to the FHLB or ACBB restricted stock as of December 31, 2018.

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

Loans Held for Sale – Mortgage loans originated and intended for sale in the secondary market at the time of origination are carried at the lower of cost or estimated fair value (determined on an aggregate basis).  All sales are made without recourse.  Loans held for sale at December 31, 2018 represent loans originated through a third-party brokerage agreement for a fee and present no price risk to the Bank.

Loan Servicing – Servicing assets are recognized as separate assets when rights are acquired through sale of financial assets.  A portion of the cost of originating the loan is allocated to the servicing right based on relative fair value.  Fair value is based on a valuation model that calculates the present value of estimated future net servicing income.  The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, prepayment speeds, default rates and losses.  Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the periods of, the estimated future net servicing income of the underlying financial assets.  Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to amortized cost.  For the purpose of computing impairment, mortgage servicing rights are stratified based on risk characteristics of the underlying loans that are expected to have the most impact on projected prepayments including loan type, interest rate and term.  Impairment is recognized through a valuation allowance to the extent that fair value is less than the capitalized amount.  If the Corporation later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income.  Servicing fee income is recorded for fees earned for servicing loans.  The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned.  The amortization of mortgage servicing rights is netted against loan servicing fee income.  Loans serviced by the Bank for the benefit of others totaled $10.3 million, $12.6 million and $15.8 million at December 31, 2018,  2017 and 2016, respectively.

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

The Corporation’s allowance for possible loan losses consists of four elements: (1) specific valuation allowances established for probable losses on specific loans, (2) historical (quantitative) valuation allowances calculated based on historical loan loss experience for similar loans with similar characteristics and trends, (3) qualitative valuation to reflect the impact general economic conditions and other risk factors both internal and external to the Corporation and (4) an unallocated component. An unallocated component is maintained to cover uncertainties that could affect Management’s estimate of probable loss.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

Intangible Assets – The Bank has $9.0 million of goodwill recorded on its balance sheet as the result of corporate acquisitions.  Goodwill is not amortized, nor deductible for tax purposes.  However, goodwill is tested for impairment at least annually, as of August 31, in accordance with ASC Topic 350. ASC Topic 350 allows for a qualitative assessment method that requires the use of significant assumptions in order to make a determination of impairment which the Corporation used as of August 31, 2018. These assumptions may include, but are not limited to: macroeconomic factors, banking industry conditions, banking merger and acquisition trends, the Bank’s historical financial performance, the Corporation’s stock price, forecast Bank financial performance, and change of control premiums. ASC Topic 350 requires the use of the “step-one” test if the qualitative assessment is not used. The step-one test is more quantitative than the qualitative test, but still requires numerous assumptions. The assumptions that may be used in the step-one test may include, but are not limited to: a dividend analysis, comparable sale transactions, and change of control premium estimates. If the step-one test fails, a more comprehensive step-two test is performed before a final determination of impairment is made. If goodwill is determined to be impaired, an impairment write-down is charged to results of operations in the period in which the impairment is determined.

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

Investment and Trust Services – Assets held in a fiduciary capacity are not assets of the Corporation and therefore are not included in the consolidated financial statements.  The fair value of trust assets under management (including assets held at third party brokers) at December 31, 2018 was $807.0 million and $845.1 million at the prior year-end.

Off-Balance Sheet Financial Instruments – In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments consisting of commitments to extend credit and letters of credit. Such financial instruments are recorded on the balance sheet when they are funded.  The amount of any liability for the credit risk associated with off-balance sheet financial instruments is recorded in other liabilities and was not material to the financial position of the Corporation at December 31, 2018 or 2017.

Stock-Based Compensation – The Corporation accounts for stock based compensation in accordance with the ASC Topic 718, “Stock Compensation.”  ASC Topic 718 requires compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions).  The amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued and forfeitures are accounted for as they occur.  Compensation cost is recognized over the period that an employee provides services in exchange for the award.  Compensation expense was $185 thousand in 2018 $161 thousand in 2017 and $88 thousand in 2016.   The Corporation does not allow the employee to use shares to satisfy employer income tax withholding obligations.

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

A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

(Dollars and shares in thousands, except per share data)	2018	2017	2016
Weighted average shares outstanding (basic)	4,382	4,337	4,297
Impact of common stock equivalents	22	22	5
Weighted average shares outstanding (diluted)	4,404	4,359	4,302
Anti-dilutive options excluded from calculation	—	—	9
Net income	$6,125	$2,176	$8,087
Basic earnings per share	$1.40	$0.50	$1.88
Diluted earnings per share	$1.39	$0.50	$1.88

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

January 1, 2018

The Corporation adopted the provisions of the ASU on January 1, 2018 and it had no material effect on the consolidated financial statements.  The service cost is reported in Salaries and Benefits expense and the nonservice cost is included in Other Expense on the Consolidated Statement of Income, which totaled $142 thousand in 2017 and $585 thousand in 2016, and was reclassified in both years.

ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and all subsequently issued amendments

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

January 1, 2018

The Corporation adopted this ASU on January 1, 2018, on a modified retrospective approach, and it did not have a material effect on the Corporation's consolidated financial statements.  See Note 22. Revenue Recognition for more information.

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

January 1, 2018

The Corporation adopted the provisions of the ASU on January 1, 2018 and it had no material effect on the consolidated financial statements. The Corporation reclassified the fair value of equity securities by increasing retained earnings by $201 thousand and decreasing AOCI by $201 thousand.  Upon adoption, as of January 1, 2018, these investments were reclassified from available for sale securities and the 2017 balance sheet presentation is conformed accordingly. In addition, according to the standard, the Corporation measured the fair value of the loan portfolio beginning March 31, 2018 using an exit price notion.  See Note 19. Fair Value Measurements and Fair Values of Financial Instruments for more information.

ASU 2016-02, Leases (Topic 842) and all subsequently issued amendments

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

ASU 2018-11, Leases - Targeted Improvements (Topic 842).  This guidance provides entities with relief from the costs of implementing certain aspects of the new leasing standard, ASU No. 2016-02.  Specifically, under the amendments in ASU 2018-11: (1) entities may elect not to recast the comparative periods presented when transitioning to the new leasing standard, and (2) lessors may elect not to separate lease and non-lease components when certain conditions are met.  The amendments have the same effective date as ASU 2016-02 (January 1, 2019 for the Corporation).

	January 1, 2019	See paragraph below for information on the Corporation's adoption of ASU 2016-02.

In February 2016, the FASB issued ASU 2016-02, "Leases (Subtopic 842)."  This ASU requires all lessees to recognize a lease liability and a right-of-use asset, measured at the present value of the future minimum lease payments, at the lease commencement date.  Lessor accounting remains largely unchanged under the new guidance.  The amendments in ASU 2016-02 are effective for fiscal years, including interim periods, beginning after December 15, 2018.  Early adoption of ASU 2016-02 is permitted.  Subsequently, the FASB issued the following standards related to ASU 2016-02: ASU 2017-13, "Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840, and Leases (Topic 842): Amendments to SEC Parragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments;" ASU 2018-1, "Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842; ASU 2018-10, "Codification Improvements to Topic 842, Leases;" and ASU 2018-11, "Leases (Topic 842): Targeted Improvements."  Based on the current lease portfolio, upon adoption of the new accounting standard, the Corporation anticipates recognizing a lease liability and related right-of-use asset on the Consolidated Balance Sheet.  Management is continuing to evaluate the Corporation's outstanding inventory of leases and determining the effect of recognizing operating leases on the Consolidated Balance Sheet.  The Corporation plans to adopt the modified retrospective approach under ASU 2018-11 in the first quarter of 2019.  Based on the current composition of leases, at adoption, the Corporation is expected to record an estimated lease liability with a corresponding right-of-use asset in the range of $5.0 to $6.0 million on the Consolidated Balance Sheet.  The Corporation expects its regulatory capital ratios to remain above the thresholds necessary to be classified as a "well captialized" institution.

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

	January 1, 2019	The Corporation adopted the standard on January 1, 2019 and it did not have a material effect on its consolidated results of operations.

ASU 2018-14, Disclosure Framework (Topic 715): Changes to the Disclosure Requirements for Defined Benefit Plans

This ASU makes minor changes to the disclosure requirements for employers that sponsor defined benefit pension and/or other postretirement benefit plans. ASU 2018-14 is effective for fiscal years ending after December 15, 2020; early adoption is permitted.

January 1, 2020

The Corporation will adopt the provisions of the ASU on January 1, 2020.  As the ASU only revises disclosure requirements, it is not expected to have a material effect on the consolidated financial statements.

ASU 2018-15, Accounting for Implementation Costs in a Cloud Computing Arrangement (Topic 350)

This ASU required an entity in a cloud computing arrangement (i.e., hosting arrangement) that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets or expense as incurred.  Capitalized implementation costs should be presented in the same line item on the balance sheet as amounts prepaid for the hosted service, if any (generally as an "other asset").  The capitalized costs will be amortized over the term of the hosting arrangement, with the amortization expense being presented in the same income statement line item as the fees paid for the hosted service.  The ASU is effective January 1, 2020 with early adoption permitted.

	January 1, 2020	The Corporation adopted the standard on January 1, 2019 and it did not have a material effect on its consolidated results of operations.

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

January 1, 2020

The Corporation early adopted the ASU in the fourth quarter of 2018 with the completion of the 2018 impairment analysis.  The Corporation is still evaluating the effect of the standard on its consolidated financial statements.

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

Note 2.  Regulatory Matters

The Bank is limited as to the amount it may lend to the Corporation, unless such loans are collateralized by specific obligations. State regulations also limit the amount of dividends the Bank can pay to the Corporation and are generally limited to the Bank’s accumulated net earnings, which were $96.1 million at December 31, 2018.  In addition, dividends paid by the Bank to the Corporation would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.  The Corporation and the Bank are subject to various regulatory capital requirements administered by federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Although not adopted in regulation form, the Pennsylvania Department of Banking utilizes capital standards requiring a minimum leverage capital ratio of 6% and a risk-based capital ratio of 10%, defined substantially the same as those by the FDIC.  Management believes, as of December 31, 2018, that the Corporation and the Bank met all capital adequacy requirements to which it is subject.

In July 2013, Federal banking regulators approved the final rules from the Basel Committee on Banking Supervision for the regulation of capital requirements for bank holding companies and U.S banks, generally referred to as “Basel III.” The Basel III standards were effective for the Corporation and the Bank, effective January 1, 2015 (subject to a phase-in period for certain provisions).  Basel III imposes significantly higher capital requirements and more restrictive leverage and liquidity ratios than those previously in place.  The capital ratios to be considered “well capitalized” under Basel III are: (1) Common Equity Tier 1(CET1) of 6.5%, (2) Tier 1 Leverage of 5%, (3)Tier 1 Risk-Based Capital of 8%, and (4) Total Risk-Based Capital of 10%.  The rules also include changes in the risk weights of certain assets to better reflect credit and other risk exposures. In addition, a capital conservation buffer is phased-in beginning in at 0.625% for 2016, 1.25% for 2017, 1.875% for 2018 and 2.50% for 2019 and thereafter. The capital conservation buffer is applicable to all of the capital ratios except for the Tier 1 Leverage ratio. The capital conservation buffer is equal to the lowest value of the three applicable capital ratios less the regulatory minimum for each respective capital measurement.   The Bank’s capital conservation buffer at December 31, 2018 was 7.06% (total risk-based capital 15.06% less 8.00%) compared to the 2017 regulatory buffer of 1.875%. Compliance with the capital conservation buffer is required in order to avoid limiting certain capital distributions.  As of December 31, 2018, the Bank was “well capitalized’ under the Basel III requirements and believes it would be “well capitalized” on a fully-phased in basis had such a requirement been in effect.

The following table presents the regulatory capital ratio requirements for the Corporation and the Bank.

	As of December 31, 2018
			Regulatory Ratios
			Adequately Capitalized		Well Capitalized
	Actual		Minimum		Minimum
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 Risk-based Capital Ratio (1)
Corporation	$115,760	13.96%	$37,328	4.50%	N/A	N/A
Bank	115,326	13.80%	37,605	4.50%	$54,319	6.50%

Tier 1 Risk-based Capital Ratio (2)
Corporation	$115,760	13.96%	$49,771	6.00%	N/A	N/A
Bank	115,326	13.80%	50,140	6.00%	$66,854	8.00%

Total Risk-based Capital Ratio (3)
Corporation	$126,129	15.21%	$66,361	8.00%	N/A	N/A
Bank	125,825	15.06%	66,854	8.00%	$83,567	10.00%

Tier 1 Leverage Ratio (4)
Corporation	$115,760	9.78%	$47,323	4.00%	N/A	N/A
Bank	115,326	9.68%	47,675	4.00%	$59,593	5.00%

	As of December 31, 2017
			Regulatory Ratios
			Adequately Capitalized		Well Capitalized
	Actual		Minimum		Minimum
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 Risk-based Capital Ratio (1)
Corporation	$112,315	14.06%	$35,953	4.50%	N/A	N/A
Bank	111,496	13.93%	36,010	4.50%	$52,014	6.50%

Tier 1 Risk-based Capital Ratio (2)
Corporation	$112,315	14.06%	$47,938	6.00%	N/A	N/A
Bank	111,496	13.93%	48,013	6.00%	$64,018	8.00%

Total Risk-based Capital Ratio (3)
Corporation	$122,324	15.31%	$63,917	8.00%	N/A	N/A
Bank	121,521	15.19%	64,018	8.00%	$80,022	10.00%

Tier 1 Leverage Ratio (4)
Corporation	$112,315	9.73%	$46,175	4.00%	N/A	N/A
Bank	111,496	9.64%	46,242	4.00%	$57,802	5.00%

(1)

Common equity Tier 1 capital / total risk-weighted assets, (2) Tier 1 capital / total risk-weighted assets, (3) Total risk-based capital / total risk-weighted assets, (4) Tier 1 capital / average quarterly assets

Note 3. Restricted Cash Balances

The Bank is required to maintain reserves against its deposit liabilities in the form of vault cash and/or balances with the Federal Reserve Bank.  Deposit reserves that the Bank was required to hold were approximately $9.1 million and $7.1 million at December 31, 2018 and 2017, respectively and were satisfied by the Bank’s vault cash.

Note 4. Investments

Available for Sale (AFS) Securities

The investment portfolio serves as a mechanism to invest funds if funding sources out pace lending activity, to provide liquidity for lending and operations, and provide collateral for deposits and borrowings. The mix of securities and investing decisions are made as a component of balance sheet management. Debt securities include U.S. Government Agencies, U.S. Government Agency mortgage-backed securities, non-agency mortgage-backed securities, state and municipal government bonds, and trust preferred securities.  The average life of the portfolio is 3.9 years and $84.6 million (fair value) is pledged as collateral for deposits. The Bank has no investments in a single issuer that exceeds 10% of shareholders equity.  All securities are classified as available for sale, except equity, and all investment balances refer to fair value, unless noted otherwise.

The amortized cost and estimated fair value of investment securities available for sale as of December 31, 2018 and 2017 is as follows:

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
December 31, 2018	cost	gains	losses	value
U.S. Government and Agency securities	$9,120	$21	$(65)	$9,076
Municipal securities	67,811	320	(484)	67,647
Trust preferred securities	4,074	—	(316)	3,758
Agency mortgage-backed securities	45,241	65	(648)	44,658
Private-label mortgage-backed securities	457	31	—	488
Asset-backed securities	5,869	—	(24)	5,845
Total	$132,572	$437	$(1,537)	$131,472

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
December 31, 2017	cost	gains	losses	value
Equity securities	$164	$201	$—	$365
U.S. Government and Agency securities	11,451	64	(43)	11,472
Municipal securities	57,374	650	(252)	57,772
Trust preferred securities	6,000	—	(183)	5,817
Agency mortgage-backed securities	51,307	197	(567)	50,937
Private-label mortgage-backed securities	858	88	—	946
Asset-backed securities	28	—	(1)	27
Total	$127,182	$1,200	$(1,046)	$127,336

At December 31, 2018 and 2017, the fair value of investment securities pledged to secure public funds and trust deposits totaled $84.6 million and $84.1 million, respectively.

The amortized cost and estimated fair value of debt securities at December 31, 2018, by contractual maturity are shown below. Actual maturities may differ from contractual maturities because of prepayment or call options embedded in the securities.

(Dollars in thousands)	Amortized cost	Fair value
Due in one year or less	$16,674	$16,712
Due after one year through five years	32,672	32,691
Due after five years through ten years	37,085	36,497
Due after ten years	443	426
	86,874	86,326
Mortgage-backed securities	45,698	45,146
Total	$132,572	$131,472

The composition of the net realized securities gains for the years ended December 31 is as follows:

(Dollars in thousands)	2018	2017	2016
Gross gains realized	$67	$3	$22
Gross losses realized	(11)	—	—
Net gains realized	$56	$3	$22

The 2018 gains were generated by the sale of and calls on bonds.  The 2017 and 2016 gains were generated from calls on bonds.

Impairment:

The following table reflects the temporary impairment in the investment portfolio, aggregated by investment category, length of time that individual securities have been in a continuous unrealized loss position and the number of securities in each category as of December 31, 2018 and 2017.

For securities with an unrealized loss, Management applies a systematic methodology in order to perform an assessment of the potential for other-than-temporary impairment.  In the case of debt securities, investments considered for other-than-temporary impairment: (1) had a specified maturity or repricing date; (2) were generally expected to be redeemed at par, and (3) were expected to achieve a recovery in market value within a reasonable period of time. In addition, the Bank considers whether it intends to sell these securities or whether it will be forced to sell these securities before the earlier of amortized cost recovery or maturity. Equity securities are assessed for other-than-temporary impairment based on the length of time of impairment, dollar amount of the impairment and general market and financial conditions relating to specific issues.  The impairment identified on debt and equity securities and subject to assessment at December 31, 2018, was deemed to be temporary and required no further adjustments to the financial statements, unless otherwise noted.  The following tables present the temporary impairment in the security portfolio for the years presented:

	December 31, 2018
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Government and Agency securities	$2,071	$(6)	2	$5,175	$(59)	14	$7,246	$(65)	16
Municipal securities	5,832	(12)	10	25,091	(472)	42	30,923	(484)	52
Trust preferred securities	2,008	(159)	3	1,750	(157)	2	3,758	(316)	5
Agency mortgage-backed securities	7,687	(46)	16	30,511	(602)	74	38,198	(648)	90
Asset-backed securities	5,826	(22)	6	19	(2)	2	5,845	(24)	8
Total temporarily impaired securities	$23,424	$(245)	37	$62,546	$(1,292)	134	$85,970	$(1,537)	171

	December 31, 2017
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Government and Agency securities	$2,315	$(11)	5	$3,528	$(32)	10	$5,843	$(43)	15
Municipal securities	13,767	(89)	22	7,507	(163)	14	21,274	(252)	36
Trust preferred securities	1,216	(12)	2	4,601	(171)	5	5,817	(183)	7
Agency mortgage-backed securities	16,287	(129)	29	20,563	(438)	39	36,850	(567)	68
Asset-backed securities	—	—	—	4	(1)	1	4	(1)	1
Total temporarily impaired securities	$33,585	$(241)	58	$36,203	$(805)	69	$69,788	$(1,046)	127

The following table represents the cumulative credit losses on debt securities recognized in earnings as of December 31, 2018

(Dollars in thousands)	Twelve Months Ended
	2018	2017
Balance of cumulative credit-related OTTI at January 1	$595	$595
Additions for credit-related OTTI not previously recognized	—	—
Additional increases for credit-related OTTI previously recognized when there is
no intent to sell and no requirement to sell before recovery of amortized cost basis	—	—
Decreases for previously recognized credit-related OTTI because there was an intent to sell	(323)	—
Reduction for increases in cash flows expected to be collected	—	—
Balance of credit-related OTTI at December 31	$272	$595

Equity Securities at fair value

The Corporation owns one equity investment with a readily determinable fair value.  At December 31, 2018, this investment was reported at fair value ($374 thousand) with changes in value reported through income.  At December 31, 2017, this investment was reported at fair value with changes in value recorded through other comprehensive income and was included in the Available for Sale Securities table of this note.

Restricted Stock at Cost

The Bank held $452 thousand of restricted stock at the end of 2018 of which $422 thousand is stock in the Federal Home Loan Bank of Pittsburgh (FHLB). FHLB stock is carried at a cost of $100 per share. FHLB stock is evaluated for impairment primarily based on an assessment of the ultimate recoverability of its cost. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support it operations. There is not a public market for FHLB stock and the benefits of FHLB membership (e.g., liquidity and low cost funding) add value to the stock beyond purely financial measures. If FHLB stock were deemed to be impaired, the write-down for the Bank could be significant. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment.

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

A summary of loans outstanding, by primary collateral, at December 31 is as follows:

(Dollars in thousands)	2018	2017
Residential Real Estate 1-4 Family
Consumer first liens	$89,673	$97,159
Commercial first lien	59,227	61,275
Total first liens	148,900	158,434

Consumer junior liens and lines of credit	42,504	45,043
Commercial junior liens and lines of credit	4,716	5,328
Total junior liens and lines of credit	47,220	50,371
Total residential real estate 1-4 family	196,120	208,805

Residential real estate - construction
Consumer	1,667	1,813
Commercial	8,558	8,088
Total residential real estate construction	10,225	9,901

Commercial real estate	487,980	428,428
Commercial	274,054	291,519
Total commercial	762,034	719,947

Consumer	4,996	5,047
	973,375	943,700
Less: Allowance for loan losses	(12,415)	(11,792)
Net Loans	$960,960	$931,908

Included in the loan balances are the following:
Net unamortized deferred loan costs	$123	$98

Loans pledged as collateral for borrowings and commitments from:
FHLB	$772,564	$737,313
Federal Reserve Bank	34,160	35,740
Total	$806,724	$773,053

Loans to directors and executive officers and related interests and affiliated enterprises were as follows:

(Dollars in thousands)	2018	2017
Balance at beginning of year	$22,123	$23,243
New loans made	1,461	1,513
Repayments	(3,095)	(2,633)
Balance at end of year	$20,489	$22,123

Note 6. Loan Quality

Management utilizes a risk rating scale ranging from 1-Prime to 9-Loss to evaluate loan quality. This risk rating scale is used primarily for commercial purpose loans. Consumer purpose loans are identified as either a pass or substandard rating based on the performance status of the loans. Substandard consumer loans are loans that are 90 days or more past due and still accruing.  Loans rated 1 – 4 are considered pass credits. Loans that are rated 5 are pass credits, but have been identified as credits that are likely to warrant additional attention and monitoring. Loans rated 6-Special Mention or worse begin to receive enhanced monitoring and reporting by the Bank. Loans rated 7-Substandard or 8-Doubtful exhibit the greatest financial weakness and present the greatest possible risk of loss to the Bank. Nonaccrual loans are rated no better than 7-Substandard.   The following factors represent some of the factors used in determining the risk rating of a borrower: cash flow, debt coverage, liquidity, management, and collateral. Risk ratings, for pass credits, are generally reviewed annually for term debt and at renewal for revolving or renewing debt. The Bank monitors loan quality by reviewing three primary measurements: (1) loans rated 6-Special Mention or worse (collectively “watch list”), (2) delinquent loans and (3) net-charge-offs.

The following table reports on the risk rating for those loans in the portfolio that are assigned an individual risk rating as of December 31, 2018 and 2017

	Pass	Special Mention	Substandard	Doubtful
(Dollars in thousands)	(1-5)	(6)	(7)	(8)	Total
December 31, 2018
Residential Real Estate 1-4 Family
First liens	$148,453	$—	$447	$—	$148,900
Junior liens and lines of credit	47,171	—	49	—	47,220
Total	195,624	—	496	—	196,120
Residential real estate - construction	9,572	—	653	—	10,225
Commercial real estate	479,969	660	7,351	—	487,980
Commercial	272,959	—	1,095	—	274,054
Consumer	4,991	—	5	—	4,996
Total	$963,115	$660	$9,600	$—	$973,375

December 31, 2017
Residential Real Estate 1-4 Family
First liens	$157,395	$—	$1,039	$—	$158,434
Junior liens and lines of credit	50,371	—	—	—	50,371
Total	207,766	—	1,039	—	208,805
Residential real estate - construction	8,893	—	1,008	—	9,901
Commercial real estate	419,277	680	8,471	—	428,428
Commercial	289,916	—	1,603	—	291,519
Consumer	5,047	—	—	—	5,047
Total	$930,899	$680	$12,121	$—	$943,700

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

The following table presents the aging of payments in the loan portfolio as of December 31, 2018 and 2017

(Dollars in thousands)		Loans Past Due and Still Accruing					Total
	Current	30-59 Days	60-89 Days	90 Days+	Total	Non-Accrual	Loans
December 31, 2018
Residential Real Estate 1-4 Family
First liens	$148,183	$322	$202	$113	$637	$80	$148,900
Junior liens and lines of credit	47,040	131	—	26	157	23	47,220
Total	195,223	453	202	139	794	103	196,120
Residential real estate - construction	9,572	—	198	—	198	455	10,225
Commercial real estate	481,774	1,343	3,323	113	4,779	1,427	487,980
Commercial	273,534	65	40	100	205	315	274,054
Consumer	4,933	46	12	5	63	—	4,996
Total	$965,036	$1,907	$3,775	$357	$6,039	$2,300	$973,375

December 31, 2017
Residential Real Estate 1-4 Family
First liens	$157,247	$485	$534	$—	$1,019	$168	$158,434
Junior liens and lines of credit	50,202	139	30	—	169	—	50,371
Total	207,449	624	564	—	1,188	168	208,805
Residential real estate - construction	9,435	—	—	—	—	466	9,901
Commercial real estate	425,806	421	347	—	768	1,854	428,428
Commercial	291,221	111	—	—	111	187	291,519
Consumer	5,017	23	7	—	30	—	5,047
Total	$938,928	$1,179	$918	$—	$2,097	$2,675	$943,700

Impaired loans generally represent Management’s determination that the borrower will be unable to repay the loan in accordance with its contractual terms and that collateral liquidation may or may not fully repay both interest and principal. It is the Bank’s policy to evaluate the probable collectability of principal and interest due under terms of loan contracts for all loans 90-days or more, nonaccrual loans, or impaired loans. Further, it is the Bank’s policy to discontinue accruing interest on loans that are not adequately secured and in the process of collection.  Upon determination of nonaccrual status, the Bank subtracts any current year accrued and unpaid interest from its income, and any prior year accrued and unpaid interest from the allowance for loan losses.  Management continually monitors the status of nonperforming loans, the value of any collateral and potential of risk of loss.  Nonaccrual loans are rated no better than 7-Substandard.    At December 31, 2018, the Bank had $129 thousand of residential properties in the process of foreclosure compared to $132 thousand at the end of 2017.

Interest not recognized on nonaccrual loans was $108 thousand,  $159 thousand and $175 thousand for the years ended December 31, 2018,  2017 and 2016, respectively. In addition to monitoring nonaccrual loans, the Bank also closely monitors impaired loans and troubled debt restructurings.  A loan is considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all interest and principal payments due according to the originally contracted terms of the loan agreement.  Nonaccrual loans, excluding consumer purpose loans, and troubled-debt restructuring (TDR) loans are considered impaired. For impaired loans with balances less than $250 thousand and consumer purpose loans, a specific reserve analysis is not performed and these loans are added to the general allocation pool. These loans totaled $786 thousand at December 31, 2018 and are comprised primarily of loans secured by residential real estate. Management does not believe that excluding these loans from the specific reserve analysis presents any additional risk.  Impaired loans totaled $11.9 million at December 31, 2018 compared to $12.6 million at December 31, 2017.

The following tables present information on impaired loans:

	Impaired Loans
	With No Allowance		With Allowance
(Dollars in thousands)		Unpaid		Unpaid
	Recorded	Principal	Recorded	Principal	Related
December 31, 2018	Investment	Balance	Investment	Balance	Allowance
Residential Real Estate 1-4 Family
First liens	$871	$958	$—	$—	$—
Junior liens and lines of credit	49	49	—	—	—
Total	920	1,007	—	—	—
Residential real estate - construction	455	531	—	—	—
Commercial real estate	10,236	10,808	—	—	—
Commercial	315	9,763	—	—	—
Total	$11,926	$22,109	$—	$—	$—

December 31, 2017
Residential Real Estate 1-4 Family
First liens	$869	$950	$—	$—	$—
Junior liens and lines of credit	—	—	—	—	—
Total	869	950	—	—	—
Residential real estate - construction	466	531	—	—	—
Commercial real estate	11,061	11,541	—	—	—
Commercial	187	201	—	—	—
Total	$12,583	$13,223	$—	$—	$—

	Twelve Months Ended
	December 31, 2018		December 31, 2017		December 31, 2016
	Average	Interest	Average	Interest	Average	Interest
(Dollars in thousands)	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
Residential Real Estate 1-4 Family
First liens	$914	$45	$1,083	$39	$1,194	$38
Junior liens and lines of credit	85	1	64	—	93	1
Total	999	46	1,147	39	1,287	39
Residential real estate - construction	462	—	473	—	492	4
Commercial real estate	10,809	417	11,938	435	17,806	589
Commercial	4,329	—	245	—	32	—
Total	$16,599	$463	$13,803	$474	$19,617	$632

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

The following table presents TDR loans as of December 31, 2018 and 2017:

					Troubled Debt Restructurings
					Within the Last 12 Months
					That Have Defaulted
(Dollars in thousands)	Troubled Debt Restructurings				on Modified Terms
	Number of	Recorded			Number of	Recorded
	Contracts	Investment	Performing*	Nonperforming*	Contracts	Investment
December 31, 2018
Residential real estate - construction	1	$455	$—	$455	—	$—
Residential real estate	4	678	678	—	—	—
Commercial real estate	11	10,099	8,809	1,290	—	—
Total	16	$11,232	$9,487	$1,745	—	$—

December 31, 2017
Residential real estate - construction	1	$466	$466	$—	—	$—
Residential real estate	5	737	701	36	1	39
Commercial real estate	11	10,983	10,388	595	1	595
Total	17	$12,186	$11,555	$631	2	$634

*The performing status is determined by the loan’s compliance with the modified terms.

There were no new TDR loans made during the years ended December 31, 2018 and 2017.

Allowance for Loan Losses:

Management monitors loan performance on a monthly basis and performs a quarterly evaluation of the adequacy of the allowance for loan losses (ALL). The ALL is determined by segmenting the loan portfolio based on the loan’s collateral. When calculating the ALL, consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, historical charge-offs, the adequacy of the underlying collateral (if collateral dependent) and other relevant factors. The Bank begins enhanced monitoring of all loans rated 6 - Special Mention or worse, and obtains a new appraisal or asset valuation for any placed on nonaccrual and rated 7 - Substandard or worse. Management, at its discretion, may determine that additional adjustments to the appraisal or valuation are required.  Valuation adjustments will be made as necessary based on factors, including, but not limited to: the economy, deferred maintenance, industry, type of property/equipment, age of the appraisal, etc. and the knowledge Management has about a particular situation. In addition, the cost to sell or liquidate the collateral is also estimated and deducted from the valuation in order to determine the net realizable value to the Bank. When determining the allowance for loan losses, certain factors involved in the evaluation are inherently subjective and require material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans. Management monitors the adequacy of the allowance for loan losses on an ongoing basis and reports its adequacy quarterly to the Credit Risk Oversight Committee of the Board of Directors. Management believes that the allowance for loan losses at December 31, 2018 is adequate.

The following table shows the activity in the Allowance for Loan Loss (ALL), for the years ended December 31, 2018,  2017 and 2016

	Residential Real Estate 1-4 Family
	First	Junior Liens &		Commercial
(Dollars in thousands)	Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total

ALL at December 31, 2015	$989	$308	$194	$5,649	$1,519	$102	$1,325	$10,086
Charge-offs	(49)	—	(41)	(2,751)	(74)	(167)	—	(3,082)
Recoveries	35	—	—	19	167	75	—	296
Provision	130	15	71	3,192	281	90	(4)	3,775
ALL at December 31, 2016	$1,105	$323	$224	$6,109	$1,893	$100	$1,321	$11,075

ALL at December 31, 2016	$1,105	$323	$224	$6,109	$1,893	$100	$1,321	$11,075
Charge-offs	(13)	—	—	(14)	(8)	(102)	—	(137)
Recoveries	2	11	—	17	117	37	—	184
Provision	(34)	(4)	—	414	108	70	116	670
ALL at December 31, 2017	$1,060	$330	$224	$6,526	$2,110	$105	$1,437	$11,792

ALL at December 31, 2017	$1,060	$330	$224	$6,526	$2,110	$105	$1,437	$11,792
Charge-offs	—	—	—	—	(9,482)	(107)	—	(9,589)
Recoveries	2	8	—	60	157	31	—	258
Provision	(571)	(205)	(116)	(888)	11,726	41	(33)	9,954
ALL at December 31, 2018	$491	$133	$108	$5,698	$4,511	$70	$1,404	$12,415

The following table shows the loans that were evaluated for the Allowance for Loan Loss (ALL) under a specific reserve (individually) and those that were evaluated under a general reserve (collectively), and the amount of the allowance established in each category as of December 31, 2018 and 2017

	Residential Real Estate 1-4 Family
	First	Junior Liens &		Commercial
(Dollars in thousands)	Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total

December 31, 2018
Loans evaluated for ALL:
Individually	$405	$—	$455	$10,099	$181	$—	$—	$11,140
Collectively	148,495	47,220	9,770	477,881	273,873	4,996	—	962,235
Total	$148,900	$47,220	$10,225	$487,980	$274,054	$4,996	$—	$973,375

ALL established for loans evaluated:
Individually	$—	$—	$—	$—	$—	$—	$—	$—
Collectively	491	133	108	5,698	4,511	70	1,404	12,415
ALL at December 31, 2018	$491	$133	$108	$5,698	$4,511	$70	$1,404	$12,415

December 31, 2017
Loans evaluated for ALL:
Individually	$459	$—	$466	$10,981	$—	$—	$—	$11,906
Collectively	157,975	50,371	9,435	417,447	291,519	5,047	—	931,794
Total	$158,434	$50,371	$9,901	$428,428	$291,519	$5,047	$—	$943,700

ALL established for loans evaluated:
Individually	$—	$—	$—	$—	$—	$—	$—	$—
Collectively	1,060	330	224	6,526	2,110	105	1,437	11,792
ALL at December 31, 2017	$1,060	$330	$224	$6,526	$2,110	$105	$1,437	$11,792

Note 7. Premises and Equipment

At December 31, premises and equipment consisted of:

(Dollars in thousands)	Estimated Life	2018	2017
Land		$2,909	$2,962
Buildings and leasehold improvements	15 - 30 years, or lease term	24,522	24,347
Furniture, fixtures and equipment	3 - 10 years	12,471	12,447
Total cost		39,902	39,756
Less: Accumulated depreciation		(26,381)	(26,015)
Net premises and equipment		$13,521	$13,741

The following table shows the amount of depreciation and rental expense for the years ended December 31:

	2018	2017	2016
Depreciation expense	$1,232	$1,236	$1,270
Rent expense on leases	$719	$704	$713

The Corporation leases various premises and equipment for use in banking operations through 2032.  Some of these leases provide renewal options of varying terms.  The rental cost of these optional renewals is not included below.  At December 31, 2018, future minimum payments on these leases are as follows:

(Dollars in thousands)
2019	$743
2020	691
2021	662
2022	581
2023	536
2024 and beyond	3,359
Total	$6,572

Note 8. Other Real Estate Owned

The following table summarizes the changes in other real estate owned for the years ended December 31:

(Dollars in thousands)	2018	2017	2016
Balance at beginning of the period	$2,598	$4,915	$6,451
Additions	176	90	329
Proceeds from dispositions	(79)	(2,298)	(625)
(Loss) gain on sales, net	(5)	(26)	(31)
Valuation adjustment	(6)	(83)	(1,209)
Balance at the end of the period	$2,684	$2,598	$4,915

Note 9. Intangible Assets

The Bank has $9.0 million of goodwill recorded on its balance sheet as the result of corporate acquisitions.  Goodwill is not amortized, nor deductible for tax purposes.    Goodwill was tested for impairment using the qualitative assessment method as of August 31, 2018.  Based upon this assessment, Management determined the Bank’s goodwill was not impaired.

Note 10. Deposits

Deposits are summarized as follows at December 31:

(Dollars in thousands)	2018	2017
Noninterest-bearing checking	$197,417	$196,853

Interest-bearing checking	305,661	280,944
Money management	436,752	415,045
Savings	81,206	78,868
Total interest-bearing checking and savings	823,619	774,857

Retail time deposits	58,332	72,211
Brokered time deposits	3,261	3,260
Total time deposits	61,593	75,471
Total deposits	$1,082,629	$1,047,181

Overdrawn deposit accounts reclassified as loans	$120	$154

The following table shows the maturity of time deposits greater than $250,000 at December 31, 2018:

(Dollars in thousands)
Maturity distribution:
Within three months	$2,359
Over three through six months	1,227
Over six through twelve months	258
Over twelve months	1,688
Total	$5,532

Time deposits greater than $250,000 at December 31, 2017 were $12.0 million.

At December 31, 2018 the scheduled maturities of time deposits are as follows:

	Retail	Brokered	Total
(Dollars in thousands)	Time Deposits	Time Deposits	Time Deposits
2019	$33,416	$3,008	$36,424
2020	12,129	253	12,382
2021	5,163	—	5,163
2022	4,828	—	4,828
2023	2,796	—	2,796
Total	$58,332	$3,261	$61,593

The deposits of directors, executive officers, related interests and affiliated enterprises totaled $1.5 million and $4.1 million at December 31, 2018 and 2017, respectively.

Note 11.  Other Borrowings

The Bank's short-term borrowings are comprised of a line-of-credit with the Federal Home Loan Bank of Pittsburgh (Open Repo Plus). Open Repo Plus is a revolving term commitment used on an overnight basis.  The term of this commitment may not exceed 364 days and it reprices daily at market rates. These borrowings at December 31 are described below:

	2018	2017
	FHLB	FHLB
(Dollars in thousands)	Open Repo	Open Repo
Ending balance	$—	$—
Weighted average rate at year end	—	—
Range of interest rates paid at year end	—	—
Maximum month-end balance during the year	$—	$13,000
Average balance during the year	$1,069	$1,894
Weighted average interest rate during the year	2.25%	0.83%

The Bank’s maximum borrowing capacity with the FHLB at December 31, 2018 was $348.6 million with $348.6 million available to borrow. The Bank has established credit at the Federal Reserve Discount Window and as of year-end had the ability to borrow approximately $17 million. The Bank also has a $6.0 million unsecured line of credit at a correspondent bank.

Note 12. Federal Income Taxes

The temporary differences which give rise to significant portions of deferred tax assets and liabilities at December 31 are as follows:

(Dollars in thousands)
Deferred Tax Assets	2018	2017
Allowance for loan losses	$2,607	$2,476
Deferred compensation	601	676
Purchase accounting	16	16
Deferred loan fees and costs, net	—	99
Capital loss carryover	34	173
Other than temporary impairment of investments	124	124
Net operating loss carryforward	1,787	—
Accumulated other comprehensive loss	1,696	1,603
Other	759	2,191
	7,624	7,358
Valuation allowance	(158)	(297)
Total gross deferred tax assets	7,466	7,061

Deferred Tax Liabilities
Depreciation	239	162
Joint ventures and partnerships	36	28
Pension	1,173	1,068
Deferred loan fees and costs, net	26	—
Total gross deferred tax liabilities	1,474	1,258
Net deferred tax asset	$5,992	$5,803

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

The components of the provision for Federal income taxes attributable to income from operations were as follows:

	For the Years Ended December 31
(Dollars in thousands)	2018	2017	2016
Current tax (benefit) expense	$(164)	$4,396	$2,134
Deferred tax benefit	(1)	(831)	(832)
Income tax provision	$(165)	$3,565	$1,302

For the years ended December 31, 2018,  2017, and 2016, the income tax provisions are different from the tax expense which would be computed by applying the Federal statutory rate to pretax operating earnings.  The Federal statutory rate was 21% for 2018 and 34% for 2017 and 2016.  A reconciliation between the tax provision at the statutory rate and the tax provision at the effective tax rate is as follows:

	For the Years Ended December 31
(Dollars in thousands)	2018	2017	2016
Tax provision at statutory rate	$1,252	$3,252	$3,192
Income on tax-exempt loans and securities	(1,404)	(2,056)	(1,751)
Nondeductible interest expense relating to carrying tax-exempt obligations	33	32	24
Revaluation of deferred tax assets	—	2,291	—
Income from bank owned life insurance	(108)	(171)	(210)
Stock option compensation	39	55	30
Other, net	23	162	17
Income tax provision	$(165)	$3,565	$1,302

Effective income tax rate	(2.8%)	62.1%	13.9%

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

At December 31, 2018, the Corporation had a net operating loss (NOL) carryforward of $8.5 million.  The NOL can be carried forward indefinitely, but is limited to the amount that can be utilized each year.

At December 31, 2018, the Corporation had a capital loss carryover of $160 thousand, expiring in 2019.  This loss carryover can only be offset with capital gains for federal income tax purposes.  The tax benefit of this carryover is $34 thousand, and the Corporation has recorded a valuation allowance of $34 thousand against the capital loss carryover.

The Corporation recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense for all periods presented.  No penalties or interest were recognized in 2018, 2017 or 2016.  The Corporation has no uncertain tax positions at December 31, 2018.  The Corporation is no longer subject to U.S. Federal examinations by tax authorities for the years before 2015.

Note 13. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss included in shareholders' equity at December 31 are as follows:

(Dollars in thousands)	2018	2017
Net unrealized (losses) gains on securities	$(1,100)	$154
Tax effect	230	(33)
Net of tax amount	(870)	121

Accumulated pension adjustment	(6,975)	(7,784)
Tax effect	1,465	1,635
Net of tax amount	(5,510)	(6,149)

Total accumulated other comprehensive loss	$(6,380)	$(6,028)

Note 14.  Benefit Plans

The Bank has a 401(k) plan covering substantially all employees of F&M Trust who have completed one year and 1,000 hours of service.  Employee contributions to the plan are matched at 100% up to 4% of each participant’s deferrals plus 50% of the next 2% of deferrals from participants’ eligible compensation. Under this plan, the maximum amount of employee contributions in any given year is defined by Internal Revenue Service regulations. In addition, a 100% discretionary profit sharing contribution of up to 2% of each employee’s eligible compensation is possible provided net income targets are achieved. The Personnel Committee of the Corporation’s Board of Directors approves the established net income targets annually. Effective January 1, 2017 the time in service requirement for 401(k) eligibility was reduced from one year to four months, the hours of service requirement was removed and an auto-enrollment feature was added. The related expense for the 401(k) plan, and the profit sharing plan as approved by the Board of Directors, was $647 thousand in 2018,  $707 thousand in 2017, and $494 thousand in 2016.

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

Pension plan asset classes include cash, fixed income securities and equities. The fixed income portion is comprised of Government Bonds, Corporate Bonds and Taxable Municipal Bonds; the equity portion is comprised of financial institution equities and individual corporate equities across a broad range of sectors.  Investments are made on the basis of sound economic principles and in accordance with established guidelines.  Target allocations of fund assets measured at fair value are as follows: fixed income, a range of 60%-90%, equities, a range of 10% to 30% and cash as needed. The allocation as of December 31, 2018 is shown in a table within this note.  The Bank manages its pension portfolio in order to closely align the duration of the assets with the duration of the pension liability.

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

The following table sets forth the plan’s funded status, based on the December 31, 2018,  2017 and 2016 actuarial valuations.

	For the Years Ended December 31
(Dollars in thousands)	2018	2017	2016
Change in projected benefit obligation
Benefit obligation at beginning of measurement year	$19,889	$17,881	$18,609
Service cost	361	317	337
Interest cost	553	667	701
Actuarial loss (gain)	(1,762)	2,260	632
Settlement loss	—	—	(1,590)
Benefits paid	(1,104)	(1,236)	(808)
Benefit obligation at end of measurement year	17,937	19,889	17,881

Change in plan assets
Fair value of plan assets at beginning of measurement year	17,192	17,062	18,301
Actual return on plan assets net of expenses	(539)	1,366	1,159
Settlement loss	—	—	(1,590)
Employer contribution	1,000	—	—
Benefits paid	(1,104)	(1,236)	(808)
Fair value of plan assets at end of measurement year	16,549	17,192	17,062

Funded status of projected benefit obligation	$(1,388)	$(2,697)	$(819)

	For the Years Ended December 31
	2018	2017	2016
Assumptions used to determine benefit obligations:
Discount rate	4.15%	3.46%	3.89%
Rate of compensation increase	4.00%	4.00%	4.00%

Amounts recognized in accumulated other comprehensive	For the Years Ended December 31
income (loss), net of tax	2018	2017	2016
Net actuarial loss	$(6,975)	$(7,784)	$(6,366)
Prior service cost obligation	—	—	—
	(6,975)	(7,784)	(6,366)
Tax effect	1,465	1,635	2,164
Net amount recognized in accumulated other comprehensive loss	$(5,510)	$(6,149)	$(4,202)

	For the Years Ended December 31
Components of net periodic pension cost	2018	2017	2016
Service cost	$361	$317	$337
Interest cost	553	667	701
Expected return on plan assets	(1,120)	(1,072)	(1,165)
Amortization of prior service cost	—	—	(94)
Recognized net actuarial loss	705	547	579
Net periodic pension cost	499	459	358
Effect of settlement loss	—	—	564
Total pension expense	$499	$459	$922

	For the Years Ended December 31
	2018	2017	2016
Assumptions used to determine net periodic benefit cost:
Discount rate	3.46%	3.89%	3.89%
Expected long-term return on plan assets	6.50%	6.50%	6.50%
Rate of compensation increase	4.00%	4.00%	4.00%

Asset allocations:
Cash and cash equivalents	2%	2%	4%
Common stocks	22%	24%	33%
Corporate bonds	15%	18%	8%
Municipal bonds	36%	38%	42%
Investment fund - debt	8%	9%	9%
Investment fund - equity	7%	0%	0%
Deposit in immediate participation guarantee contract	6%	4%	3%
Other	4%	5%	1%
Total	100%	100%	100%

The following table sets forth by level, within the fair value hierarchy, the Plan's investments at fair value as of December 31, 2018 and 2017. For more information on the levels within the fair value hierarchy, please refer to Note 19.

(Dollars in Thousands)	December 31, 2018
Asset Description	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$350	$350	$—	$—
Common stocks	3,604	3,604	—	—
Corporate bonds	2,416	—	2,416	—
Municipal bonds	6,052	—	6,052	—
Investment fund - debt	1,409	—	1,409	—
Investment fund - equity	1,112	1,112	—	—
Cash value of life insurance	25	—	—	25
Deposit in immediate participation guarantee contract	934	934	—	—
Other	647	127	520	—
Total assets	$16,549	$6,127	$10,397	$25

(Dollars in Thousands)	December 31, 2017
Asset Description	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$399	$399	$—	$—
Common stocks	4,158	4,158	—	—
Corporate bonds	3,108	—	3,108	—
Municipal bonds	6,556	—	6,556	—
Investment fund - debt	1,570	1,570	—	—
Cash value of life insurance	25	—	—	25
Deposit in immediate participation guarantee contract	683	683	—	—
Other	693	143	550	—
Total assets	$17,192	$6,953	$10,214	$25

The following table sets forth a summary of the changes in the fair value of the Plan's level 3 investments for the years ended December 31, 2018 and 2017

	Cash Value of Life Insurance
	December 31
	2018	2017
Balance at the beginning of the period	$25	$25
Unrealized gain (loss) relating to investments held at the reporting date	—	—
Purchases, sales, issuances and settlement, net	—	—
Balance at the end of the period	$25	$25

Contributions

The Bank contributed $1.0 million to its pension plan in February 2018, but does not expect to make any additional contributions in 2019.

Estimated future benefit payments at December 31, 2018  (Dollars in Thousands)

2019	$985
2020	1,332
2021	929
2022	1,115
2023	969
2024-2028	5,755
Total	$11,085

Note 15. Stock Based Compensation

In 2004, the Corporation adopted the Employee Stock Purchase Plan of 2004 (ESPP). Under the ESPP of 2004, options for 250,000 shares of stock can be issued to eligible employees. The number of shares that can be purchased by each participant is defined by the plan and the Board of Directors sets the option price. However, the option price cannot be less than 90% of the fair market value of a share of the Corporation’s common stock on the date the option is granted.  The Board of Directors also determines the expiration date of the options; however, no option may have a term that exceeds one year from the grant date. ESPP options are exercisable immediately upon grant.  Any shares related to unexercised options are available for future grant The Board of Directors may amend, suspend or terminate the ESPP at any time.  The grant price of the 2018 ESPP options was set at 95% of the stock’s fair value at the time of the award.

In 2002, the Corporation adopted the Incentive Stock Option Plan of 2002 (ISOP). The plan had a 10 year life with regard to awarding options and expired in 2012.  However, awards granted prior to expiration of the plan will continue to be exercisable in accordance with the plan or, if forfeited, rolled into the 2013 plan. In 2013, the Corporation approved the Incentive Stock Option Plan of 2013. Under the 2013 ISOP, options for 354,877 shares of stock were authorized to be issued to selected Officers, as defined in the plan.  The number of options available to be awarded to each eligible Officer is determined by the Board of Directors, but is limited with respect to the aggregate fair value of the options as defined in the plan.  The exercise price of the option may be no less than 100% of the fair value of a share of the Corporation’s common stock on the date the option is granted.  The options have a life of 10 years and may be exercised only after the optionee has completed 6 months of continuous employment with the Corporation or its Subsidiary immediately following the grant date, or upon a change of control as defined in the plan.

The ESPP and ISOP options outstanding at December 31, 2018 are all exercisable. The ESPP options expire on June 30, 2019 and the ISOP options expire 10 years from the grant date.  The following table summarizes the stock option activity:

(Dollars in thousands except share and per share data)
	ESPP	Weighted Average	Aggregate
	Options	Price Per Share	Intrinsic Value
Balance Outstanding at December 31, 2015	22,286	$23.42	$2
Granted	24,434	22.46
Exercised	(907)	22.66
Expired	(23,055)	23.38
Balance Outstanding at December 31, 2016	22,758	$22.46	$140
Granted	19,086	29.95
Exercised	(6,827)	23.00
Expired	(17,180)	22.79
Balance Outstanding at December 31, 2017	17,837	$29.95	$132
Granted	19,790	32.73
Exercised	(3,257)	30.54
Expired	(15,992)	30.07
Balance Outstanding at December 31, 2018	18,378	$32.73	$—

Shares available for future grants at December 31, 2018	196,284

	ISOP	Weighted Average	Aggregate
	Options	Price Per Share	Intrinsic Value
Balance Outstanding at December 31, 2015	53,075	$22.56	$50
Granted	24,450	21.27
Exercised	(3,800)	16.00
Forfeited	(15,000)	24.14
Balance Outstanding at December 31, 2016	58,725	$22.03	$386
Granted	33,450	30.00
Exercised	(750)	23.77
Forfeited	(6,200)	27.37
Balance Outstanding at December 31, 2017	85,225	$24.75	$1,075
Granted	34,054	34.10
Exercised	(12,268)	21.55
Forfeited	(3,000)	23.77
Balance Outstanding at December 31, 2018	104,011	$28.22	$341

Shares available for future grants at December 31, 2018	259,123

The following table provides information about the options outstanding at December 31, 2018:

	Options			Weighted
	Outstanding	Exercise Price or	Weighted Average	Average Remaining
Stock Option Plan	and Exercisable	Price Range	Exercise Price	Life (years)
Employee Stock Purchase Plan	18,378	$32.73	$32.73	0.5

Incentive Stock Option Plan	3,107	16.11	16.11	0.2
Incentive Stock Option Plan	33,400	21.27 - 22.05	21.56	6.8
Incentive Stock Option Plan	67,504	30.00 - 34.10	32.07	8.7
ISOP Total/Average	104,011		$28.22	7.8

The fair value of the ISOP options granted has been estimated using the Black-Scholes method and the following assumptions for the years shown:

	2018	2017	2016
Incentive Stock Option Plan
Options granted	34,054	33,450	24,450
Risk-free interest rate	2.66%	1.87%	1.22%
Expected volatility of the Corporation's stock	19.51%	23.12%	25.76%
Expected dividend yield	2.49%	2.94%	3.23%
Expected life (in years)	5.25	5.25	5.25
Weighted average fair value of options granted	$5.42	$4.81	$3.58

(Dollars in thousands)
Compensation expense included in net income
ESPP	$—	$—	$—
ISOP	185	161	88
Total compensation expense included in net income	$185	$161	$88

The Corporation uses the “simplified” method for estimating the expected term of the ISO award.  The risk-free interest rate is the U.S. Treasury rate commensurate with the expected average life of the option at the date of grant. The volatility of the Corporation’s stock is based on historical volatility for a period equal to the term of the award and the dividend yield is the yield at the date of the award.  There is no unrecognized compensation expense on any options outstanding at December 31, 2018.

Note 16. Deferred Compensation Agreement

The Bank has a Director’s Deferred Compensation Plan, whereby each director may voluntarily participate and elect each year to defer all or a portion of their Bank director’s fees. Each participant directs the investment of their own account among various publicly available mutual funds designated by the Bank’s Investment and Trust Services department. Changes in the account balance beyond the amount deferred to the account are solely the result of the performance of the selected mutual fund. The Bank maintains an offsetting asset and liability for the deferred account balances and the annual expense is recorded as a component of director’s fees as if it were a direct payment to the director. The Bank will not incur any expense when the account goes into payout.

The Corporation has two deferred compensation agreements it recorded as part of its acquisition of Fulton Bancshares Corporation in 2006.  No future expense will be recognized for these plans. Payments for the deferred compensation agreements total $240 thousand through 2021.

Note 17.  Shareholders’ Equity

The Board of Directors, from time to time, authorizes the repurchase of the Corporation’s $1.00 par value common stock. The repurchased shares will be held as Treasury shares available for issuance in connection with future stock dividends and stock splits, employee benefit plans, executive compensation plans, the Dividend Reinvestment Plan (DRIP) and other appropriate corporate purposes. The term of the repurchase plans is normally one year. The Corporation held 292,606 and 334,311 treasury shares at cost at December 31, 2018 and 2017, respectively.

The following table provides information about the Corporation’s stock repurchase activity:

			Shares Repurchased
Plan Date	Authorized	Expiration	2018	2017
10/12/2017	100,000 shares	9/30/2018	2,605	-
12/20/2018	100,000 shares	12/21/2019	-	N/A

The Corporation’s DRIP allows for shareholders to purchase additional shares of the Corporation’s common stock by reinvesting cash dividends paid on their shares or through optional cash payments. The Corporation has authorized one million (1,000,000) shares of its currently authorized common stock to be issued under the plan or may issue from Treasury shares.  The DRIP added $1.4 million to capital during 2018. This total was comprised of $747 thousand from the reinvestment of quarterly dividends and $671 thousand of optional cash contributions. During 2018,  41,053 shares of common stock were purchased through the DRIP at a value of $1.4 million and  573,302 shares remain to be issued

Note 18. Commitments and Contingencies

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

The Bank had the following outstanding commitments as of December 31:

(Dollars in thousands)	2018	2017
Financial instruments whose contract amounts represent credit risk
Commercial commitments to extend credit	$216,913	$249,526
Consumer commitments to extend credit (secured)	49,221	44,866
Consumer commitments to extend credit (unsecured)	5,605	5,668
	$271,739	$300,060
Standby letters of credit	$25,429	$28,630

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

Standby letters of credit are instruments issued by the Bank, which guarantee the beneficiary payment by the Bank in the event of default by the Bank’s customer in the nonperformance of an obligation or service.  Most standby letters of credit are extended for one-year periods.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank holds collateral supporting those commitments for which collateral is deemed necessary primarily in the form of certificates of deposit and liens on real estate. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  As of June 30, 2018, the Bank established a $2.4 million allowance against letters of credit issued as part of the Participation discussed in the Loan Quality section which remains at December 31, 2018.

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

In management’s opinion, we do not anticipate, at the present time, that the ultimate aggregate liability, if any, arising out of all litigation to which the Corporation is a party will have a material adverse effect on our financial position.  We cannot now determine, however, whether or not any claim asserted against us, other than the Kalan case described below, will have a material adverse effect on our results of operations in any future reporting period, which will depend on, amount other things, the amount of loss resulting from the claim and the amount of income otherwise reported for the reporting period.  Thus, at December 31, 2018, we are unable to provide an evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss with respect to such other matters and, accordingly, have not yet established any specific accrual for such other matters, except in connection with the Kalan case described below.

No material proceedings are pending or are known to be threatened or contemplated against us by governmental authorities.

On July 31, 2018, the court entered an order granting final approval of the settlement agreements in the Kalan et al. v. Farmers and Merchants Trust Company of Chambersburg et al. (Case No. 2:15-CV-01435-WB) case filed against F&M Trust in the United States District Court for the Eastern District of Pennsylvania in March, 2015. Among other things, the order also dismissed the case against F&M Trust with prejudice; certified the settlement class; and, permanently enjoined the named plaintiffs and the members of the settlement class from asserting any further claims arising out of or related to the claims alleged or that could have been alleged in the case against F&M Trust. The settlement agreements provide for the Bank to make a settlement payment of $10 million in full and final settlement of all such claims.  The settlement agreements further provided for general releases by all parties.  F&M Trust made the settlement payment in May, 2018, in accordance with the court’s earlier order preliminarily approving the settlement agreements.  The settlement payment was funded out of available assets.  The Corporation previously accrued the $10 million settlement payment in the Kalan case as an expense for the year ended December 31, 2017.

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

The fair value of the Corporation's financial instruments are as follows:

	December 31, 2018
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$52,957	$52,957	$52,957	$—	$—
Restricted stock	452	452	—	452	—
Loans held for sale	118	118	—	118	—
Net loans	960,960	941,930	—	—	941,930
Accrued interest receivable	4,103	4,103	—	4,103	—

Financial assets, available for sale:
Debt securities	131,472	131,472	—	131,472	—

Financial assets, fair value:
Equity securities	374	374	374	—	—

Financial liabilities:
Deposits	$1,082,629	$1,082,425	$—	$1,082,425	$—
Accrued interest payable	193	193	—	193	—

	December 31, 2017
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$58,603	$58,603	$58,603	$—	$—
Investment securities available for sale	127,336	127,336	365	126,971	—
Restricted stock	456	456	—	456	—
Loans held for sale	442	442	—	442	—
Net loans	931,908	929,891	—	—	929,891
Accrued interest receivable	3,847	3,847	—	3,847	—

Financial liabilities:
Deposits	$1,047,181	$1,046,476	$—	$1,046,476	$—
Accrued interest payable	149	149	—	149	—

Recurring Fair Value Measurements

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2018 and 2017 are as follows:

(Dollars in Thousands	Fair Value at December 31, 2018
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities	$374	$—	$—	$374
U.S. Government and Agency securities	—	9,076	—	9,076
Municipal securities	—	67,647	—	67,647
Trust Preferred Securities	—	3,758	—	3,758
Agency mortgage-backed securities	—	44,658	—	44,658
Private-label mortgage-backed securities	—	488	—	488
Asset-backed securities	—	5,845	—	5,845
Total assets	$374	$131,472	$—	$131,846

(Dollars in Thousands)	Fair Value at December 31, 2017
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities	$365	$—	$—	$365
U.S. Government and Agency securities	—	11,472	—	11,472
Municipal securities	—	57,772	—	57,772
Trust Preferred Securities	—	5,817	—	5,817
Agency mortgage-backed securities	—	50,937	—	50,937
Private-label mortgage-backed securities	—	946	—	946
Asset-backed securities	—	27	—	27
Total assets	$365	$126,971	$—	$127,336

Investment securities:  Level 1 securities represent equity securities that are valued using quoted market prices from nationally recognized markets. Level 2 securities represent debt securities that are valued using a mathematical model based upon the specific characteristics of a security in relationship to quoted prices for similar securities.

Nonrecurring Fair Value Measurements

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2018 and 2017 are as follows:

(Dollars in Thousands)	Fair Value at December 31, 2018
Asset Description	Level 1	Level 2	Level 3	Total
Other real estate owned (1)	$—	$—	$71	$71
Total assets	$—	$—	$71	$71

(Dollars in Thousands)	Fair Value at December 31, 2017
Asset Description	Level 1	Level 2	Level 3	Total
Other real estate owned (1)	$—	$—	$90	$90
Total assets	—	$—	$90	$90

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

The Corporation did not record any liabilities at fair value for which measurement of the fair value was made on a nonrecurring basis at December 31, 2018. For financial assets and liabilities measured at fair value on a recurring basis, there were no transfers of financial assets or liabilities between Level 1 and Level 2 during the period ending December 31, 2018.

The following table presents additional quantitative information about Level 3 assets measured at fair value on a nonrecurring basis:

(Dollars in Thousands)	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2018	Fair Value	Valuation Technique	Unobservable Input	(Weighted Average)
Other real estate owned	$71	Appraisal	N/A	—
			Cost to sell	8% (8%)

Range
December 31, 2017	Fair Value	Valuation Technique	Unobservable Input	(Weighted Average)
Other real estate owned	$90	Appraisal	N/A	—
			Cost to sell	8% (8%)

Note 20. Parent Company (Franklin Financial Services Corporation) Financial Information

Balance Sheets

	December 31
(Dollars in thousands)	2018	2017
Assets:
Cash and cash equivalents	$108	$250
Investment securities	374	365
Equity investment in subsidiaries	118,027	114,387
Other assets	—	184
Total assets	$118,509	115,186

Liabilities:
Other liabilities	$113	$42
Total liabilities	113	42
Shareholders' equity	118,396	115,144
Total liabilities and shareholders' equity	$118,509	$115,186

Statements of Income

	Years Ended December 31
(Dollars in thousands)	2018	2017	2016
Income:
Dividends from Bank subsidiary	$3,259	$3,225	$4,006
Other income	9	—	—
	3,268	3,225	4,006
Expenses:
Operating expenses	1,184	1,107	972
Income before income taxes and equity in undistributed income of subsidiaries	2,084	2,118	3,034
Income tax benefit	207	348	301
Equity in undistributed income of subsidiaries	3,834	(290)	4,752
Net income	$6,125	$2,176	$8,087

Statements of Comprehensive Income

	Years ended December 31
(Dollars in thousands)	2018	2017	2016
Net Income	$6,125	$2,176	$8,087
Securities:
Unrealized gains arising during the period	-	201	—
Reclassification adjustment for net (gains) losses included in net income	-	-	—
Net Unrealized gains	-	201	—
Tax effect	-	(68)	—
Net of tax amount	-	133	—
Total other comprehensive income of Parent	-	133	—
Other comprehensive (loss) income of subsidiaries	(151)	(954)	(493)
Total Comprehensive Income	$5,974	$1,355	$7,594

Statements of Cash Flows

	Years Ended December 31
(Dollars in thousands)	2018	2017	2016
Cash flows from operating activities
Net income	$6,125	$2,176	$8,087
Adjustments to reconcile net income to net cash provided
by operating activities:
Equity in undistributed (income) loss of subsidiary	(3,834)	290	(4,752)
Stock option compensation	185	161	88
Deferred tax benefit	—	(26)	—
Decrease (increase) in other assets/liabilities	289	(337)	(307)
Net cash provided by operating activities	2,765	2,264	3,116

Cash flows from financing activities
Dividends paid	(4,598)	(4,031)	(3,523)
Cash received from option exercises	362	175	82
Common stock issued under dividend reinvestment plan	1,417	991	1,671
Treasury stock purchase	(88)	—	(795)
Net cash used in financing activities	(2,907)	(2,865)	(2,565)
(Decrease) increase in cash and cash equivalents	(142)	(601)	551
Cash and cash equivalents as of January 1	250	851	300
Cash and cash equivalents as of December 31	$108	$250	$851

Note 21. Quarterly Results of Operations (unaudited)

The following is a condensed summary of the quarterly results of consolidated operations of the Corporation for the years ended December 31, 2018 and 2017:

(Dollars in thousands, except per share)	Three months ended
	March 31, 2018	June 30, 2018		September 30, 2018	December 31, 2018

Interest income	$10,488	$11,053		$11,477	$11,849
Interest expense	795	954		1,122	1,343
Net interest income	9,693	10,099		10,355	10,506
Provision for loan losses	200	9,129	*	250	375
Other noninterest income	3,148	3,221		3,120	3,140
Noninterest expense	8,648	11,188	*	8,571	8,961
Income (loss) before income taxes	3,993	(6,997)		4,654	4,310
Federal income tax expense	491	(1,816)		654	506
Net Income (loss)	$3,502	(5,181)		4,000	3,804
Basic earnings per share	$0.80	$(1.18)		$0.91	$0.86
Diluted earnings per share	$0.80	$(1.18)		$0.91	$0.86
Dividends declared per share	$0.24	$0.27		$0.27	$0.27

*  Includes impairment charges on a loan participation

(Dollars in thousands, except per share)	Three months ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017

Interest income	$9,546	$9,938	$10,063	$10,339
Interest expense	581	590	629	691
Net interest income	8,965	9,348	9,434	9,648
Provision for loan losses	120	50	250	250
Other noninterest income	2,925	3,155	2,971	3,137
Noninterest expense	7,957	8,161	8,305	18,750	**
Income (loss) before income taxes	3,813	4,292	3,850	(6,215)
Federal income tax expense	793	950	774	1,048	***
Net Income (loss)	$3,020	3,342	3,076	(7,263)
Basic earnings per share	$0.70	$0.77	$0.71	$(1.67)
Diluted earnings per share	$0.70	$0.77	$0.70	$(1.67)
Dividends declared per share	$0.21	$0.24	$0.24	$0.24

**Includes $10 million for the accrual of a legal settlement

*** Includes $2.3 million for revaluation of the net deferred tax assets

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

•

Asset management fees are generally assessed based on a tiered fee schedule, based on the value of assets under management, and are recognized monthly when the service obligation is completed. Fees recognized were $5.1 million for 2018 and $4.8 million for 2017.

•

Fees for estate management services are based on the estimated fair value of the estate. These fees are generally recognized monthly over an 18 month period that Management has determined to represent the average time to fulfill the performance obligations of the contract. Management has the discretion to adjust this time period as needed based upon the nature and complexity of an individual estate. Fees recognized were $314 thousand for 2018 and $243 thousand for the 2017.

•	Commissions from the sale of investment and insurance products are recognized upon the completion of the transaction. Fees recognized were $282 thousand for 2018 and $315 thousand for 2017.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s Management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2018, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).  Based on this assessment, Management concluded that, as of December 31, 2018, the Corporation’s internal control over financial reporting is effective based on those criteria.

There were no changes during the fourth quarter of 2018 in the Corporation’s internal control over financial reporting which materially affected, or which are reasonably likely to affect, the Corporation’s internal control over financial reporting.

The Corporation’s independent registered public accounting firm has audited the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2018.  Their report is included herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Franklin Financial Services Corporation

Chambersburg, Pennsylvania

Opinion on Internal Control over Financial Reporting

We have audited Franklin Financial Services Corporation’s (the “Corporation”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”).  In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Corporation and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated March 18, 2019 expressed an unqualified opinion thereon.

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

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provide a reasonable basis for our opinion.

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

March 18, 2019

Item 9B.  Other Information

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item relating to the directors and executive officers of the Corporation is incorporated herein by reference to the information set forth under the heading “ELECTION OF DIRECTORS - Information about Nominees, Continuing Directors and Executive Officers” and under the heading “ADDITIONAL INFORMATION – Key Employees” appearing in the Corporation's 2019 proxy statement.

The information required by this item relating to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information set forth under the heading “ADDITIONAL INFORMATION - Compliance with Section 16(a) of the Exchange Act” appearing in the Corporation's 2019 proxy statement.

The information required by this item relating to the Corporation's code of ethics is incorporated herein by reference to the information set forth under the heading “CORPORATE GOVERNANCE POLICIES, PRACTICES AND PROCEDURES” appearing in the Corporation's 2019 proxy statement.  The Corporation will file on Form 8-K any amendments to, or waivers from, the code of ethics applicable to any of its directors or executive officers.

The information required by this item relating to material changes to the procedures by which the Corporation's shareholders may recommend nominees to the Board of Directors is incorporated herein by reference to the information set forth under the heading “ELECTION OF DIRECTORS - Nominations for Election of Directors” appearing in the Corporation's 2019 proxy statement.

The information required by this item relating to the Corporation's audit committee and relating to an audit committee financial expert is incorporated herein by reference to the information set forth under the heading “BOARD STRUCTURE AND COMMITTEES - Audit Committee” appearing in the Corporation's 2018 proxy statement.

Item 11.  Executive Compensation

The information required by this item relating to executive compensation is incorporated herein by reference to the information set forth under the heading “EXECUTIVE COMPENSATION” appearing in the Corporation's 2019 proxy statement.

The information required by this item relating to the compensation committee interlocks and insider participation is incorporated herein by reference to the information set forth under the heading “BOARD STRUCTURE AND COMMITTEES - Compensation Committee Interlocks and Insider Participation” appearing in the Corporation's 2019 proxy statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item relating to securities authorized for issuance under executive compensation plans is incorporated herein by reference to the information set forth under the heading “EXECUTIVE COMPENSATION – Compensation Tables and Additional Compensation Disclosure” appearing in the Corporation's 2019 proxy statement.

The information required by this item relating to security ownership of certain beneficial owners is incorporated herein by reference to the information set forth under the heading “GENERAL INFORMATION - Voting of Shares and Principal Holders Thereof'” appearing in the Corporation's 2019 proxy statement.

The information required by this item relating to security ownership of management is incorporated herein by reference to the information set forth under the heading “ELECTION OF DIRECTORS - Information about Nominees, Continuing Directors and Executive Officers” appearing in the Corporation's 2019 proxy statement.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item relating to transactions with related persons is incorporated herein by reference to the information set forth under the heading “ADDITIONAL INFORMATION - Transactions with Related Persons” appearing in the Corporation's 2019 proxy statement.

The information required by this item relating to director independence is incorporated herein by reference to the information set forth under the heading “ELECTION OF DIRECTORS -Director Independence “and under the heading “ADDITIONAL INFORMATION - Transactions with Related Persons” appearing in the Corporation's 2019 proxy statement.

Item 14.  Principal Accountant Fees and Services

The information required by this item relating to principal accountant fees and services is incorporated herein by reference to the information set forth under the heading “RELATIONSHIP WITH INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS” appearing in the Corporation's 2019 proxy statement.

Part IV

Item 15.  Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1)  The following Consolidated Financial Statements of the Corporation:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets –December 31, 2018 and 2017,

Consolidated Statements of Income – Years ended December 31, 2018,  2017 and 2016,

Consolidated Statements of Comprehensive Income – Years ended December 31, 2018,  2017 and 2016,

Consolidated Statements of Changes in Shareholders’ Equity – Years ended December 31, 2018,  2017 and 2016,

Consolidated Statements of Cash Flows - Years ended December 31, 2018,  2017 and 2016,

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

(c) Financial Statement Schedules: None.

Exhibit Index for the Year

Ended December 31, 2018

Item	Description
3.1	Articles of Incorporation of the Corporation (Filed as Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.)
3.2	Bylaws of the Corporation
4.	Instruments defining the rights of securities holders, including indentures, are contained in the Articles of Incorporation (Exhibit 3.1) and Bylaws (Exhibit 3.2)
10.1	Deferred Compensation Agreements with Bank Directors* (Filed as Exhibit 10.1 to Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.)
10.2	Director’s Deferred Compensation Plan* (Filed as Exhibit 10.2 to Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.)
10.3	Incentive Stock Option Plan of 2002 (Filed as Exhibit 99.1 to Registration Statement No. 333-90348 on Form S-8 and incorporated herein by reference)*
10.4	Management Group Pay for Performance Program* (Filed as Exhibit 10.4 to Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.)
10.5	Directors Pay for Performance Program* (Filed as Exhibit 10.5 to Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.)
10.6	Incentive Stock Option Plan of 2013 (Filed as Exhibit 10.1 to Registration Statement No. 333-193655 on Form S-8 filed January 30, 2014 and incorporated herein by reference)*
14.	Code of Ethics posted on the Corporation’s website
21	Subsidiaries of Corporation - filed herewith
23.1	Consent of BDO USA, LLP – filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer) – filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer) – filed herewith
32.1	Section 1350 Certification (Chief Executive Officer) – filed herewith
32.2	Section 1350 Certification (Chief Financial Officer) – filed herewith
101	Interactive Data File (XBRL)

* Compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRANKLIN FINANCIAL SERVICES CORPORATION
By: /s/ Timothy G. Henry
Timothy G. Henry
President and Chief Executive Officer

Dated: March 18, 2019

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ G. Warren Elliott	Chairman of the Board and Director	March 18, 2019
G. Warren Elliott

/s/ Timothy G. Henry	Chief Executive Officer, President and Director	March 18, 2019
Timothy G. Henry	(Principal Executive Officer)

/s/ Mark R. Hollar	Treasurer and Chief Financial Officer	March 18, 2019
Mark R. Hollar	(Principal Financial and Accounting Officer)

/s/ Martin R. Brown	Director	March 18, 2019
Martin R. Brown

/s/ Gregory A. Duffey	Director	March 18, 2019
Gregory A. Duffey

/s/ Daniel J. Fisher	Director	March 18, 2019
Daniel J. Fisher

/s/ Donald A. Fry	Director	March 18, 2019
Donald A. Fry

/s/ Allan E. Jennings, Jr.	Director	March 18, 2019
Allan E. Jennings, Jr.

/s/ Richard E. Jordan, III	Director	March 18, 2019
Richard E. Jordan, III

/s/ Stanley J. Kerlin	Director	March 18, 2019
Stanley J. Kerlin

/s/ Patricia D. Lacy	Director	March 18, 2019
Patricia D. Lacy

/s/ Donald H. Mowery	Director	March 18, 2019
Donald H. Mowery

/s/ Martha B. Walker	Director	March 18, 2019
Martha B. Walker