Form 10-Q
period 2019-03-31
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2019-05-08
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________ to___________

Commission file number 001-38884

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

Securities registered pursuant to Section 12(b) of the Act:

 Title of classSymbolName of exchange on which registered

Common stock FRAFNasdaq Stock Market, Inc.

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes ☐  No ☒

There were 4,389,414 outstanding shares of the Registrant’s common stock as of April  30, 2019.

Part I FINANCIAL INFORMATION

Item 1 Financial Statements

Consolidated Balance Sheets

(Dollars in thousands, except share and per share data)(unaudited)	March 31,	December 31,
	2019	2018
Assets
Cash and due from banks	$11,771	$16,957
Interest-bearing deposits in other banks	35,262	36,000
Total cash and cash equivalents	47,033	52,957
Debt securities available for sale, at fair value	127,881	131,472
Equity securities	377	374
Restricted stock	452	452
Loans held for sale	195	118
Loans	980,466	973,375
Allowance for loan losses	(12,681)	(12,415)
Net Loans	967,785	960,960
Premises and equipment, net	13,347	13,521
Right of use asset	6,099	—
Bank owned life insurance	23,623	23,496
Goodwill	9,016	9,016
Other real estate owned	2,684	2,684
Deferred tax asset, net	5,700	5,992
Other assets	8,768	8,545
Total assets	$1,212,960	$1,209,587

Liabilities
Deposits
Non-interest bearing checking	$192,004	$197,417
Money management, savings and interest checking	795,411	823,619
Time	89,076	61,593
Total deposits	1,076,491	1,082,629
Lease liability	6,113	—
Other liabilities	8,865	8,562
Total liabilities	1,091,469	1,091,191

Shareholders' equity
Common stock, $1 par value per share,15,000,000 shares authorized with
4,708,349 shares issued and 4,410,880 shares outstanding at March 31, 2019 and
4,701,367 shares issued and 4,408,761 shares outstanding at December 31, 2018	4,708	4,701
Capital stock without par value, 5,000,000 shares authorized with no
shares issued and outstanding	—	—
Additional paid-in capital	41,841	41,530
Retained earnings	85,991	83,946
Accumulated other comprehensive loss	(5,281)	(6,380)
Treasury stock, 297,469 shares at March 31, 2019 and 292,606 shares at
December 31, 2018, at cost	(5,768)	(5,401)
Total shareholders' equity	121,491	118,396
Total liabilities and shareholders' equity	$1,212,960	$1,209,587

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Income

	For the Three Months Ended
(Dollars in thousands, except per share data) (unaudited)	March 31,
	2019	2018
Interest income
Loans, including fees	$11,009	$9,577
Interest and dividends on investments:
Taxable interest	540	513
Tax exempt interest	338	274
Dividend income	5	6
Deposits and obligations of other banks	97	118
Total interest income	11,989	10,488
Interest expense
Deposits	1,624	795
Short-term borrowings	36	—
Total interest expense	1,660	795
Net interest income	10,329	9,693
Provision for loan losses	399	200
Net interest income after provision for loan losses	9,930	9,493
Noninterest income
Investment and trust services fees	1,452	1,397
Loan service charges	203	231
Deposit service charges and fees	545	574
Other service charges and fees	353	333
Debit card income	402	385
Increase in cash surrender value of life insurance	127	128
Debt securities gains, net	24	—
Change in fair value of equity securities	3	45
Other	56	55
Total noninterest income	3,165	3,148
Noninterest Expense
Salaries and employee benefits	5,442	4,986
Net occupancy	856	815
Advertising	402	427
Legal and professional	430	329
Data processing	705	596
Pennsylvania bank shares tax	243	239
FDIC Insurance	65	129
ATM/debit card processing	258	238
Foreclosed real estate	17	14
Telecommunications	105	109
Other	889	766
Total noninterest expense	9,412	8,648
Income before federal income taxes	3,683	3,993
Federal income tax expense	446	491
Net income	$3,237	$3,502
Per share
Basic earnings per share	$0.73	$0.80
Diluted earnings per share	$0.73	$0.80
Cash dividends declared	$0.27	$0.24

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Comprehensive Income

	For the Three Months Ended
	March 31,
(Dollars in thousands) (unaudited)	2019	2018
Net Income	$3,237	$3,502

Debt Securities:
Unrealized gains (losses) arising during the period	1,414	(1,043)
Reclassification adjustment included in net income (1)	(24)	—
Net unrealized gains (losses)	1,390	(1,043)
Tax effect	(291)	262
Net of tax amount	1,099	(781)

Total other comprehensive income (loss)	1,099	(781)

Total Comprehensive Income	$4,336	$2,721

Reclassification adjustment / Statement line item	Tax expense (benefit)
(1) Debt securities gains, net	$5	$—

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Changes in Shareholders' Equity

For the three months ended March 31, 2019 and 2018

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
(Dollars in thousands, except per share data) (unaudited)	Stock	Capital	Earnings	Loss	Stock	Total
Balance at December 31, 2018	$4,701	$41,530	$83,946	$(6,380)	$(5,401)	$118,396
Net income	—	—	3,237	—	—	3,237
Other comprehensive income	—	—	—	1,099	—	1,099
Cash dividends declared, $.27 per share	—	—	(1,192)	—	—	(1,192)
Acquisition of 15,163 shares of treasury stock	—	—	—	—	(560)	(560)
Treasury shares issued under employee stock purchase plan, 150 shares	—	2	—	—	3	5
Treasury shares issued under dividend reinvestment plan, 10,150 shares	—	161	—	—	190	351
Common stock issued under incentive stock option plan, 6,982 shares	7	148	—	—	—	155
Balance at March 31, 2019	$4,708	$41,841	$85,991	$(5,281)	$(5,768)	$121,491

Balance at December 31, 2017	$4,689	$40,396	$82,218	$(6,028)	$(6,131)	$115,144
Cumulative adjustment for fair value of equity securities	—	—	201	(201)	—	—
Net income	—	—	3,502	—	—	3,502
Other comprehensive (loss)	—	—	—	(781)	—	(781)
Cash dividends declared, $.24 per share	—	—	(1,045)	—	—	(1,045)
Acquisition of 2,605 shares of treasury stock	—	—	—	—	(88)	(88)
Treasury shares issued under employee stock purchase plan, 200 shares	—	2	—	—	4	6
Treasury shares issued under dividend reinvestment plan, 5,911 shares	—	97	—	—	109	206
Common stock issued under incentive stock option plan, 6,518 shares	7	142	—	—	—	149
Stock option compensation expense	—	31	—	—	—	31
Balance at March 31, 2018	$4,696	$40,668	$84,876	$(7,010)	$(6,106)	$117,124

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2019	2018
(Dollars in thousands) (unaudited)
Cash flows from operating activities
Net income	$3,237	$3,502
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	338	333
Net amortization of loans and investment securities	409	438
Provision for loan losses	399	200
Change in fair value of equity securities	(3)	(45)
Debt securities gains, net	(24)	—
Loans originated for sale	(6,467)	(2,527)
Proceeds from sale of loans	6,390	2,969
Write-down of other real estate owned	—	6
Loss on sale of premises	—	17
Increase in cash surrender value of life insurance	(127)	(128)
Stock option compensation	—	31
Contribution to pension plan	—	(1,000)
Increase in other assets	(50)	(448)
Increase in other liabilities	118	148
Net cash provided by operating activities	4,220	3,496
Cash flows from investing activities
Proceeds from sales and calls of investment securities available for sale	3,876	—
Proceeds from maturities and pay-downs of securities available for sale	6,084	5,726
Purchase of investment securities available for sale	(5,344)	(13,380)
Net (increase) decrease in loans	(7,245)	1,031
Capital expenditures	(136)	(107)
Proceeds from sale of other assets	—	117
Net cash used in investing activities	(2,765)	(6,613)
Cash flows from financing activities
Net decrease in demand deposits, interest-bearing checking, and savings accounts	(33,621)	(3,636)
Net increase (decrease) in time deposits	27,483	(9,084)
Dividends paid	(1,192)	(1,045)
Purchase of Treasury shares	(560)	—
Cash received from option exercises	160	206
Treasury shares under dividend reinvestment plan	351	155
Net cash used in financing activities	(7,379)	(13,404)
Decrease in cash and cash equivalents	(5,924)	(16,521)
Cash and cash equivalents as of January 1	52,957	58,603
Cash and cash equivalents as of March 31	$47,033	$42,082
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest on deposits and other borrowed funds	$1,562	$792
Noncash Activities
Recognition of Operating Lease Right-of-Use Asset	$6,236	$—
Recognition of Operating Lease Liability	$6,236	$—

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, and cash flows as of March 31, 2019, and for all other periods presented have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted.  It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s 2018 Annual Report on Form 10-K.  The consolidated results of operations for the three month period ended March 31, 2019 are not necessarily indicative of the operating results for the full year.  Management has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.

The consolidated balance sheet at December 31, 2018 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete consolidated financial statements.

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

Earnings per share are computed based on the weighted average number of shares outstanding during each period end.  A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

	For the Three Months Ended
	March 31,
(Dollars and shares in thousands, except per share data)	2019	2018
Weighted average shares outstanding (basic)	4,412	4,359
Impact of common stock equivalents	21	28
Weighted average shares outstanding (diluted)	4,433	4,387
Anti-dilutive options excluded from calculation	—	—
Net income	$3,237	$3,502
Basic earnings per share	$0.73	$0.80
Diluted earnings per share	$0.73	$0.80

Note 2. Recent Accounting Pronouncements

The following accounting pronouncements have recently been adopted or will be adopted in future periods.  For information on accounting pronouncements previously adopted, please refer to the Corporation’s report on Form 10-K for the year-ended December 31, 2018.

Standard	Description	Effective Date	Effect on the financial statements or other significant matters

ASU 2016-02, Leases (Topic 842) and all subsequently issued amendments

In February 2016, the FASB issued ASU 2016-02, "Leases (Subtopic 842)."  This ASU requires all lessees to recognize a lease liability and a right-of-use asset, measured at the present value of the future minimum lease payments, at the lease commencement date.  Lessor accounting remains largely unchanged under the new guidance.  FASB subsequently issued various amendments that provided implementation guidance designed to provide entities with relief from the costs of implementing certain aspects of the new standard.  From the lessee's perspective, the new standard requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for lessees. ASU 2016-02 and all subsequent amendments are effective for fiscal years, including interim periods, beginning after December 15, 2018.  Early adoption of ASU 2016-02 is permitted.

January 1, 2019

The Corporation adopted ASU 2016-02, "Leases (Topic 842)" and all subsequent amendments on January 1, 2019 using the modified retrospective approach, and it did not have a material effect on its consolidated results of operations. Adoption of the new standard resulted in the recognition of a lease liability and a right-of-use asset of $6.2 million without a cumulative effect adjustment to retained earnings.  The Corporation did not restate any prior period results. The Corporation adopted the package of practical expedients offered in ASU 2016-02 and therefore, existing lease classifications were not reassessed, expired or existing contracts were not reassessed for a lease, and the initial direct costs for any existing leases were not reassessed.  In addition to the package of practical expedients, the Corporation also utilized other practical expedients offered: (1) the hindsight expedient which allows entities to use hindsight to determine the lease term was not adopted, (2) leases, for all underlying asset classes, with a term less than 12 months and no purchase option were excluded, (3) the option to not separate lease and non-lease components and account for them as a single component was adopted for real estate leases, and (4) the option to not apply lease accounting to existing land easements was adopted.  See Note 7 for additional information on the adoption of the new standard.

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

January 1, 2020

We have formed an implementation team led by the Corporation's Risk Management function. The team is reviewing the requirements of the ASU and evaluating methods and models for implementation.  The new standard will result in earlier recognition of additions to the allowance for loan losses and possibly a larger allowance for loan loss balance with a corresponding increase in the provision for loan losses in results of operations; however, the Corporation is continuing to evaluate the impact of the pending adoption of the new standard on its consolidated financial statements.  A third-party vendor has been selected to assist with the CECL calculations and the implementation process has started.  The Corporation expects to be able to run the CECL model in test mode starting in the second quarter of 2019.

Note 3. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive losses included in shareholders' equity are as follows:

	March 31,	December 31,
	2019	2018
(Dollars in thousands)
Net unrealized (losses) gains on debt securities	$290	$(1,100)
Tax effect	(61)	230
Net of tax amount	229	(870)

Accumulated pension adjustment	(6,975)	(6,975)
Tax effect	1,465	1,465
Net of tax amount	(5,510)	(5,510)

Total accumulated other comprehensive loss	$(5,281)	$(6,380)

Note 4. Investments

Available for Sale (AFS) Securities

The amortized cost and estimated fair value of AFS securities as of March 31, 2019 and December 31, 2018 are as follows:

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
March 31, 2019	cost	gains	losses	value
U.S. Government and Agency securities	$9,634	$24	$(40)	$9,618
Municipal securities	63,820	845	(108)	64,557
Trust preferred securities	4,080	—	(180)	3,900
Agency mortgage-backed securities	42,818	135	(364)	42,589
Private-label mortgage-backed securities	448	30	—	478
Asset-backed securities	6,791	—	(52)	6,739
	$127,591	$1,034	$(744)	$127,881

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
December 31, 2018	cost	gains	losses	value
U.S. Government and Agency securities	$9,120	$21	$(65)	$9,076
Municipal securities	67,811	320	(484)	67,647
Trust preferred securities	4,074	—	(316)	3,758
Agency mortgage-backed securities	45,241	65	(648)	44,658
Private-label mortgage-backed securities	457	31	—	488
Asset-backed securities	5,869	—	(24)	5,845
	$132,572	$437	$(1,537)	$131,472

At March 31, 2019 and December 31, 2018, the fair value of AFS securities pledged to secure public funds and trust deposits totaled $76.7 million and  $84.6 million, respectively.

The amortized cost and estimated fair value of debt securities at March 31, 2019, by contractual maturity are shown below. Actual maturities may differ from contractual maturities because of prepayment or call options embedded in the securities.

(Dollars in thousands)	Amortized cost	Fair value
Due in one year or less	$21,030	$21,084
Due after one year through five years	25,764	25,839
Due after five years through ten years	35,173	35,467
Due after ten years	2,358	2,424
	84,325	84,814
Mortgage-backed securities	43,266	43,067
	$127,591	$127,881

The composition of the net realized gains on AFS securities for the three months ended are as follows:

	For the Three Months Ended
	March 31,
(Dollars in thousands)	2019	2018
Gross gains realized	$33	$—
Gross losses realized	(9)	—
Net gains realized	$24	$—

Impairment:

The AFS securities portfolio contained 125 securities with $57.7 million of temporarily impaired fair value and $744 thousand in unrealized losses at March 31, 2019. The total unrealized loss position has decreased $793 thousand since year-end 2018.

For securities with an unrealized loss, Management applies a systematic methodology in order to perform an assessment of the potential for other-than-temporary impairment.  In the case of debt securities, investments considered for other-than-temporary impairment: (1) had a specified maturity or repricing date; (2) were generally expected to be redeemed at par, and (3) were expected to achieve a recovery in market value within a reasonable period of time. In addition, the Bank considers whether it intends to sell these securities or whether it will be forced to sell these securities before the earlier of amortized cost recovery or maturity. The impairment identified on debt securities and subject to assessment at March 31, 2019, was deemed to be temporary and required no further adjustments to the financial statements, unless otherwise noted.

 The following table reflects temporary impairment in the AFS portfolio, aggregated by investment category, length of time that individual securities have been in a continuous unrealized loss position and the number of securities in each category as of March 31, 2019 and December 31, 2018:

	March 31, 2019
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Government and Agency securities	$—	$—	—	$4,777	$(40)	14	$4,777	$(40)	14
Municipal securities	238	—	1	12,377	(108)	21	12,615	(108)	22
Trust preferred securities	1,166	(33)	2	2,734	(147)	3	3,900	(180)	5
Agency mortgage-backed securities	895	(1)	4	28,746	(363)	71	29,641	(364)	75
Asset-backed securities	6,721	(51)	7	18	(1)	2	6,739	(52)	9
Total temporarily impaired securities	$9,020	$(85)	14	$48,652	$(659)	111	$57,672	$(744)	125

	December 31, 2018
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Government and Agency securities	$2,071	$(6)	2	$5,175	$(59)	14	$7,246	$(65)	16
Municipal securities	5,832	(12)	10	25,091	(472)	42	30,923	(484)	52
Trust preferred securities	2,008	(159)	3	1,750	(157)	2	3,758	(316)	5
Agency mortgage-backed securities	7,687	(46)	16	30,511	(602)	74	38,198	(648)	90
Asset-backed securities	5,826	(22)	6	19	(2)	2	5,845	(24)	8
Total temporarily impaired securities	$23,424	$(245)	37	$62,546	$(1,292)	134	$85,970	$(1,537)	171

The following table represents the cumulative credit losses on AFS securities recognized in earnings for:

	Three Months Ended
(Dollars in thousands)	March 31,
	2019	2018
Balance of cumulative credit-related OTTI at January 1	$272	$595
Additions for credit-related OTTI not previously recognized	—	—
Additional increases for credit-related OTTI previously recognized when there is
no intent to sell and no requirement to sell before recovery of amortized cost basis	—	—
Decreases for previously recognized credit-related OTTI because there was an intent to sell	—	—
Reduction for increases in cash flows expected to be collected	—	—
Balance of credit-related OTTI at March 31	$272	$595

Equity securities at Fair Value

The Corporation owns one equity investment. At March 31, 2019 and December 31, 2018, this investment was reported at fair value of $377 thousand and $374 thousand, respectively, with changes in value reported through income.

Restricted Stock at Cost

The Bank held $452 thousand of restricted stock at March 31, 2019.  Except for $30 thousand, this investment represents stock in FHLB Pittsburgh. The Bank is required to hold this stock to be a member of FHLB and it is carried at cost of $100 per share. The level of FHLB stock held is determined by FHLB and is comprised of a minimum membership amount plus a variable activity amount. FHLB stock is evaluated for impairment primarily based on an assessment of the ultimate recoverability of its cost. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support its operations.  There is not a public market for FHLB stock and the benefits of FHLB membership (e.g., liquidity and low cost funding) add value to the stock beyond purely financial measures. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment.

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

A summary of loans outstanding, by class, at the end of the reporting periods is as follows:

	March 31,	December 31,
(Dollars in thousands)	2019	2018
Residential Real Estate 1-4 Family
Consumer first liens	$89,212	$89,673
Commercial first lien	58,210	59,227
Total first liens	147,422	148,900

Consumer junior liens and lines of credit	41,831	42,504
Commercial junior liens and lines of credit	4,859	4,716
Total junior liens and lines of credit	46,690	47,220
Total residential real estate 1-4 family	194,112	196,120

Residential real estate - construction
Consumer	2,750	1,667
Commercial	11,231	8,558
Total residential real estate construction	13,981	10,225

Commercial real estate	497,974	487,980
Commercial	269,243	274,054
Total commercial	767,217	762,034

Consumer	5,156	4,996
	980,466	973,375
Less: Allowance for loan losses	(12,681)	(12,415)
Net Loans	$967,785	$960,960

Included in the loan balances are the following:
Net unamortized deferred loan costs	$125	$123

Loans pledged as collateral for borrowings and commitments from:
FHLB	$787,055	$772,564
Federal Reserve Bank	33,645	34,160
	$820,700	$806,724

Note 6. Loan Quality and Allowance for Loan Losses

The following table presents, by class, the activity in the Allowance for Loan Losses (ALL) for the periods shown:

	Residential Real Estate 1-4 Family
	First	Junior Liens &		Commercial
(Dollars in thousands)	Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total

ALL at December 31, 2018	$491	$133	$108	$5,698	$4,511	$70	$1,404	$12,415
Charge-offs	(33)	(1)	(3)	(63)	(61)	(26)	—	(187)
Recoveries	1	—	—	1	42	10	—	54
Provision	28	—	47	270	70	18	(34)	399
ALL at March 31, 2019	$487	$132	$152	$5,906	$4,562	$72	$1,370	$12,681

ALL at December 31, 2017	$1,060	$330	$224	$6,526	$2,110	$105	$1,437	$11,792
Charge-offs	-	—	—	—	—	(26)	—	(26)
Recoveries	1	—	—	—	8	14	—	23
Provision	(18)	(10)	36	172	(45)	11	54	200
ALL at March 31, 2018	$1,043	$320	$260	$6,698	$2,073	$104	$1,491	$11,989

The following table presents, by class, loans that were evaluated for the ALL under the specific reserve (individually) and those that were evaluated under the general reserve (collectively) and the amount of the ALL established in each class as of March 31, 2019 and December 31, 2018:

	Residential Real Estate 1-4 Family
	First	Junior Liens &		Commercial
(Dollars in thousands)	Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total

March 31, 2019
Loans evaluated for ALL:
Individually	$401	$—	$652	$13,247	$—	$—	$—	$14,300
Collectively	147,021	46,690	13,329	484,727	269,243	5,156	—	966,166
Total	$147,422	$46,690	$13,981	$497,974	$269,243	$5,156	$—	$980,466

ALL established for loans evaluated:
Individually	$—	$—	$—	$—	$—	$—	$—	$—
Collectively	487	132	152	5,906	4,562	72	1,370	12,681
ALL at March 31, 2019	$487	$132	$152	$5,906	$4,562	$72	$1,370	$12,681

December 31, 2018
Loans evaluated for ALL:
Individually	$405	$—	$455	$10,099	$181	$—	$—	$11,140
Collectively	148,495	47,220	9,770	477,881	273,873	4,996	—	962,235
Total	$148,900	$47,220	$10,225	$487,980	$274,054	$4,996	$—	$973,375

ALL established for loans evaluated:
Individually	$—	$—	$—	$—	$—	$—	$—	$—
Collectively	491	133	108	5,698	4,511	70	1,404	12,415
ALL at December 31, 2018	$491	$133	$108	$5,698	$4,511	$70	$1,404	$12,415

The following table shows additional information about those loans considered to be impaired at March 31, 2019 and December 31, 2018:

	Impaired Loans
	With No Allowance		With Allowance
(Dollars in thousands)		Unpaid		Unpaid
	Recorded	Principal	Recorded	Principal	Related
March 31, 2019	Investment	Balance	Investment	Balance	Allowance
Residential Real Estate 1-4 Family
First liens	$889	$889	$—	$—	$—
Junior liens and lines of credit	44	44	—	—	—
Total	933	933	—	—	—
Residential real estate - construction	652	729	—	—	—
Commercial real estate	13,446	14,022	—	—	—
Commercial	129	146	—	—	—
Total	$15,160	$15,830	$—	$—	$—

December 31, 2018
Residential Real Estate 1-4 Family
First liens	$871	$958	$—	$—	$—
Junior liens and lines of credit	49	49	—	—	—
Total	920	1,007	—	—	—
Residential real estate - construction	455	531	—	—	—
Commercial real estate	10,236	10,808	—	—	—
Commercial	315	9,763	—	—	—
Total	$11,926	$22,109	$—	$—	$—

The following table shows the average of impaired loans and related interest income for the three months ended March 31, 2019 and 2018:

	Three Months Ended		Three Months Ended
	March 31, 2019		March 31, 2018
	Average	Interest	Average	Interest
(Dollars in thousands)	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Residential Real Estate 1-4 Family
First liens	$893	$11	$805	$11
Junior liens and lines of credit	44	—	—	—
Total	937	11	805	11
Residential real estate - construction	653	—	466	—
Commercial real estate	13,494	102	10,994	105
Commercial	129	—	185	—
Total	$15,213	$113	$12,450	$116

The following table presents the aging of payments of the loan portfolio:

(Dollars in thousands)		Loans Past Due and Still Accruing					Total
	Current	30-59 Days	60-89 Days	90 Days+	Total	Non-Accrual	Loans
March 31, 2019
Residential Real Estate 1-4 Family
First liens	$146,866	$309	$30	$137	$476	$80	$147,422
Junior liens and lines of credit	46,588	29	29	18	76	26	46,690
Total	193,454	338	59	155	552	106	194,112
Residential real estate - construction	13,329	—	—	—	—	652	13,981
Commercial real estate	491,462	438	1,331	—	1,769	4,743	497,974
Commercial	268,527	273	262	52	587	129	269,243
Consumer	5,135	21	—	—	21	—	5,156
Total	$971,907	$1,070	$1,652	$207	$2,929	$5,630	$980,466

December 31, 2018
Residential Real Estate 1-4 Family
First liens	$148,183	$322	$202	$113	$637	$80	$148,900
Junior liens and lines of credit	47,040	131	—	26	157	23	47,220
Total	195,223	453	202	139	794	103	196,120
Residential real estate - construction	9,572	—	198	—	198	455	10,225
Commercial real estate	481,774	1,343	3,323	113	4,779	1,427	487,980
Commercial	273,534	65	40	100	205	315	274,054
Consumer	4,933	46	12	5	63	—	4,996
Total	$965,036	$1,907	$3,775	$357	$6,039	$2,300	$973,375

The following table reports the risk rating for those loans in the portfolio that are assigned an individual risk rating.  Consumer purpose loans are assigned a rating of either pass or substandard based on the performance status of the loans.  Substandard consumer loans are comprised of loans 90 days or more past due and still accruing, and nonaccrual loans.  Commercial purpose loans may be assigned any rating in accordance with the Bank’s internal risk rating system.

	Pass	Special Mention	Substandard	Doubtful
(Dollars in thousands)	(1-5)	(6)	(7)	(8)	Total

March 31, 2019
Residential Real Estate 1-4 Family
First liens	$146,986	$—	$436	$—	$147,422
Junior liens and lines of credit	46,646	—	44	—	46,690
Total	193,632	—	480	—	194,112
Residential real estate - construction	13,329	—	652	—	13,981
Commercial real estate	490,057	655	7,262	—	497,974
Commercial	268,345	—	898	—	269,243
Consumer	5,156	—	—	—	5,156
Total	$970,519	$655	$9,292	$—	$980,466

December 31, 2018
Residential Real Estate 1-4 Family
First liens	$148,453	$—	$447	$—	$148,900
Junior liens and lines of credit	47,171	—	49	—	47,220
Total	195,624	—	496	—	196,120
Residential real estate - construction	9,572	—	653	—	10,225
Commercial real estate	479,969	660	7,351	—	487,980
Commercial	272,959	—	1,095	—	274,054
Consumer	4,991	—	5	—	4,996
Total	$963,115	$660	$9,600	$—	$973,375

The following table presents information on the Bank’s Troubled Debt Restructuring (TDR) loans:

					Troubled Debt Restructurings
					Within the Last 12 Months
					That Have Defaulted
(Dollars in thousands)	Troubled Debt Restructurings				On Modified Terms
	Number of	Recorded			Number of	Recorded
	Contracts	Investment	Performing*	Nonperforming*	Contracts	Investment
March 31, 2019
Residential real estate - construction	1	$454	$—	$454	—	$—
Residential real estate	4	673	673	—	—	—
Commercial real estate	11	9,982	8,703	1,279	—	—
Total	16	$11,109	$9,376	$1,733	—	$—

December 31, 2018
Residential real estate - construction	1	$455	$—	$455	—	$—
Residential real estate	4	678	678	—	—	—
Commercial real estate	11	10,099	8,809	1,290	—	—
Total	16	$11,232	$9,487	$1,745	—	$—

*The performing status is determined by the loan’s compliance with the modified terms.

There were no new TDR loans during 2019 and 2018.

Note 7. Leases

The Corporation adopted ASU 2016-02 “Leases (Topic 842)” and all subsequent amendments on January 1, 2019 using the modified retrospective method.  The Corporation has elected the option to apply the new standard as of January 1, 2019 without restatement of any prior period results. Adoption of the new standard resulted in the recognition of a lease liability and a right-of-use asset of $6.2 million without a cumulative effect adjustment to retained earnings.

The Corporation leases various assets in the course of its operations that are subject to recognition under the new standard. The Corporation considers all of its leases to be operating leases and it has no finance leases. The leased assets are comprised of equipment; and buildings and land (collectively real estate).  The equipment leases are shorter-term than the real estate leases, and generally have a fixed payment over a defined term without renewal options. Certain equipment leases have purchase options and it was determined the option was not reasonably certain to be exercised.  The real estate leases are longer-term and may contain renewal options after the initial term, but none of the real estate leases contain a purchase option. The renewal options on real estate leases were reviewed and if it was determined the option was reasonably certain to be renewed, the option term was considered in the determination of the lease liability.  There is only one real estate lease with a variable payment based on an index included in the lease liability. None of the leases contain any restrictive covenants and there are no significant leases that have not yet commenced.  The discount rate used to determine the lease liability is based on the Bank’s fully secured borrowing rate from the Federal Home Loan Bank for a term similar to the lease term.  Adoption of the new standard did not affect the Corporation’s status as a “well-capitalized” institution.  The Corporation has one real estate lease to a related party with a liability value of $1.8 million.  Operating lease expense is included in net occupancy expense in the consolidated statements of income. See Note 1 for additional information on the adoption of the new standard.

Lease costs for the three months ended March 31, 2019 were as follows:

Three Months Ended
(Dollars in thousands)	March 31, 2019
Operating lease cost	$188
Short-term lease cost	6
Variable lease cost	11
Total lease cost	$205

Cash paid for amounts included in the measurement of lease liabilities and the weighted-average remaining lease term and discount rate were as follows:

Three Months Ended
(Dollars in thousands)	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$123

Weighted-average remaining lease term	13.7 years
Weighted-average discount rate	3.54%

As of March 31, 2019, the future minimum payments for operating leases having initial or remaining lease terms in excess of one year were as follows:

(Dollars in thousands)

2019	$706
2020	664
2021	651
2022	543
2023	539
2024 and beyond	4,790
Total undiscounted cash flows	7,893
Discounted cash flows	(1,780)
Total lease liability	$6,113

Note 8. Other Real Estate Owned

Changes in other real estate owned were as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2019	2018
Balance at beginning of the period	$2,684	$2,598
Additions	—	—
Proceeds from dispositions	—	—
Loss on sales, net	—	—
Valuation adjustment	—	(6)
Balance at the end of the period	$2,684	$2,592

Note 9. Pension

The components of pension expense for the periods presented are as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2019	2018
Components of net periodic cost:
Service cost	$80	$90
Interest cost	158	138
Expected return on plan assets	(270)	(279)
Recognized net actuarial loss	152	176
Net period cost	$120	$125

The Bank expects its pension expense to decrease to approximately $420 thousand in 2019 compared to $500 thousand in 2018, due primarily to decreases in service costs and recognized net actuarial losses.  The service cost component of pension expense is in the salaries and employee benefits line on the income statement. All other cost components are in the other expense line on the income statement.

Note 10.  Fair Value Measurements and Fair Values of Financial Instruments

Management uses its best judgment in estimating the fair value of the Corporation’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Corporation could have realized in a sales transaction on the dates indicated.  The estimated fair value amounts have been measured as of their respective period-ends and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates maybe different than the amounts reported at each year-end. The Corporation uses the exit price notion to measure the fair value of financial instruments.

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

The fair value of the Corporation's financial instruments are as follows:

	March 31, 2019
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets, carried at cost:
Cash and cash equivalents	$47,033	$47,033	$47,033	$—	$—
Restricted stock	452	452	—	452	—
Loans held for sale	195	195		195
Net loans	967,785	952,024	—	—	952,024
Accrued interest receivable	3,963	3,963	—	3,963	—

Financial assets, available for sale
Debt securities	127,881	127,881	—	127,881	—

Financial assets, fair value
Equity securities	377	377	377	—	—

Financial liabilities:
Deposits	$1,076,491	$1,076,572	$—	$1,076,572	$—
Accrued interest payable	291	291	—	291	—

	December 31, 2018
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets, carried at cost:
Cash and cash equivalents	$52,957	$52,957	$52,957	$—	$—
Restricted stock	452	452	—	452	—
Loans held for sale	118	118	—	118	—
Net loans	960,960	941,930	—	—	941,930
Accrued interest receivable	4,103	4,103	—	4,103	—

Financial assets, available for sale
Debt securities	131,472	131,472	—	131,472	—

Financial assets, fair value
Equity securities	374	374	374	—	—

Financial liabilities:
Deposits	$1,082,629	$1,082,425	$—	$1,082,425	$—
Accrued interest payable	193	193	—	193	—

Recurring Fair Value Measurements

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2019 and December 31, 2018 are as follows:

(Dollars in Thousands	Fair Value at March 31, 2019
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities, at fair value	$377	$—	$—	$377

Available for sale:
U.S. Government and Agency securities	—	9,618	—	9,618
Municipal securities	—	64,557	—	64,557
Trust Preferred Securities	—	3,900	—	3,900
Agency mortgage-backed securities	—	42,589	—	42,589
Private-label mortgage-backed securities	—	478	—	478
Asset-backed securities	—	6,739	—	6,739
Total assets	$377	$127,881	$—	$128,258

(Dollars in Thousands)	Fair Value at December 31, 2018
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities, at fair value	$374	$—	$—	$374

Available for sale:
U.S. Government and Agency securities	—	9,076	—	9,076
Municipal securities	—	67,647	—	67,647
Trust Preferred Securities	—	3,758	—	3,758
Agency mortgage-backed securities	—	44,658	—	44,658
Private-label mortgage-backed securities	—	488	—	488
Asset-backed securities	—	5,845	—	5,845
Total assets	$374	$131,472	$—	$131,846

Investment securities:  Level 1 securities represent equity securities that are valued using quoted market prices form nationally recognized markets.  Level 2 securities represent debt securities that are valued using a mathematical model based upon the specific characteristics of a security in relationship to quoted prices for similar securities.

Nonrecurring Fair Value Measurements

The Corporation did not record any assets at fair value for which measurement of the fair value was made on a nonrecurring basis at March 31, 2019.  For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2018 was as follows:

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

The Corporation did not record any liabilities at fair value for which measurement of the fair value was made on a nonrecurring basis at March 31, 2019. For financial assets and liabilities measured at fair value on a recurring basis, there were no transfers of financial assets or liabilities between Level 1 and Level 2 during the period ending March 31, 2019.

The following table presents additional quantitative information about Level 3 assets measured at fair value on a nonrecurring basis:

(Dollars in Thousands)
December 31, 2018	Fair Value	Valuation Technique	Unobservable Input	Weighted Average
Other real estate owned (1)	$71	Appraisal	Cost to sell	8% (8%)

(1) Includes assets directly charged-down to fair value during the year-to-date period.
(2) Qualitative adjustments are discounts specific to each asset and are made as needed.

Note 11. Capital Ratios

Capital adequacy is currently defined by regulatory agencies through the use of several minimum required ratios.  In July 2013, Federal banking regulators approved the final rules from the Basel Committee on Banking Supervision for the regulation of capital requirements for bank holding companies and U.S banks, generally referred to as “Basel III.” The Basel III standards were effective for the Corporation and the Bank, effective January 1, 2015 (subject to a phase-in period for certain provisions).  Basel III imposes significantly higher capital requirements and more restrictive leverage and liquidity ratios than those previously in place.  The capital ratios to be considered “well capitalized” under Basel III are: (1) Common Equity Tier 1 (CET1) of 6.5%, (2) Tier 1 Leverage of 5%, (3) Tier 1 Risk-Based Capital of 8%, and (4) Total Risk-Based Capital of 10%.  The CET1 ratio is a new capital ratio under Basel III and the Tier 1 risk-based capital ratio of 8% has been increased from 6%. The rules also include changes in the risk weights of certain assets to better reflect credit and other risk exposures. In addition, a capital conservation buffer will be phased-in beginning January 1, 2016 at 0.625%,  1.25% for 2017, 1.875% for 2018 and 2.50% for 2019 and thereafter.  The capital conservation buffer will be applicable to all of the capital ratios except for the Tier1 Leverage ratio. The capital conservation buffer is equal to the lowest value of the three applicable capital ratios less the regulatory minimum for each respective capital measurement.  The Bank’s capital conservation buffer at March 31, 2019 was 6.95% (total risk-based capital 14.95% less 8.00%) compared to the 2019 regulatory buffer of 2.50%.  Compliance with the capital conservation buffer is required in order to avoid limitations to certain capital distributions.  As of March 31, 2019, the Bank was “well capitalized’ under the Basel III requirements.

The following table summarizes regulatory capital information as of March 31, 2019 and December 31, 2018 for the Corporation and the Bank:

			Regulatory Ratios
			Adequately	Well
	March 31,	December 31,	Capitalized	Capitalized
(Dollars in thousands)	2019	2018	Minimum	Minimum

Common Equity Tier 1 Risk-based Capital Ratio (1)
Franklin Financial Services Corporation	13.78%	13.96%	4.500%	N/A
Farmers & Merchants Trust Company	13.69%	13.80%	4.500%	6.50%

Tier 1 Risk-based Capital Ratio (2)
Franklin Financial Services Corporation	13.78%	13.96%	6.000%	N/A
Farmers & Merchants Trust Company	13.69%	13.80%	6.000%	8.00%

Total Risk-based Capital Ratio (3)
Franklin Financial Services Corporation	15.04%	15.21%	8.000%	N/A
Farmers & Merchants Trust Company	14.95%	15.06%	8.000%	10.00%

Tier 1 Leverage Ratio (4)
Franklin Financial Services Corporation	9.88%	9.78%	4.000%	N/A
Farmers & Merchants Trust Company	9.82%	9.68%	4.000%	5.00%

(1) Common equity Tier 1 capital/ total risk-weighted assets (2) Tier 1 capital / total risk-weighted assets
(3) Total risk-based capital / total risk-weighted assets, (4) Tier 1 capital / average quarterly assets

Note 12. Revenue Recognition

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

•

Asset management fees are generally assessed based on a tiered fee schedule, based on the value of assets under management, and are recognized monthly when the service obligation is completed. Fees recognized were $1.3 million for the first quarters of 2019 and 2018.

•

Fees for estate management services are based on the estimated fair value of the estate. These fees are generally recognized monthly over an 18 month period that Management has determined to represent the average time to fulfill the performance obligations of the contract. Management has the discretion to adjust this time period as needed based upon the nature and complexity of an individual estate. Fees recognized were $70 thousand for the first quarter of 2019, compared to $61 thousand for the first quarter of 2018.

•	Commissions from the sale of investment and insurance products are recognized upon the completion of the transaction. Fees recognized were $68 thousand for the first quarters of 2019 and 2018.

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

1Note 13.  Commitments and Contingencies

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

The Bank had the following outstanding commitments for the periods presented:

	March 31,	December 31,
(Dollars in thousands)	2019	2018
Financial instruments whose contract amounts represent credit risk
Commercial commitments to extend credit	$231,555	$216,913
Consumer commitments to extend credit (secured)	50,950	49,221
Consumer commitments to extend credit (unsecured)	5,506	5,605
	$288,011	$271,739
Standby letters of credit	$25,306	$25,429

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

Standby letters of credit are instruments issued by the Bank, which guarantee the beneficiary payment by the Bank in the event of default by the Bank’s customer in the nonperformance of an obligation or service.  Most standby letters of credit are extended for one-year periods.  Generally, the credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank holds collateral supporting those commitments for which collateral is deemed necessary primarily in the form of certificates of deposit and liens on real estate. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  As of June 30, 2018, the Bank established a $2.4 million allowance against letters of credit issued in connection with a commercial borrower that declared bankruptcy in the second quarter of 2018 which remains at March 31, 2019.  Except for the liability recorded for standby letters of credit, liabilities for credit loss associated with off-balance sheet commitments were not material at March 31, 2019 and December 31, 2018.

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

In management’s opinion, we do not anticipate, at the present time, that the ultimate aggregate liability, if any, arising out of all litigation to which the Corporation is a party at this time will have a material adverse effect on our financial position.  We cannot now determine, however, whether or not any claim asserted against us will have a material adverse effect on our results of operations in any future reporting period, which will depend on, amount other things, the amount of loss resulting from the claim and the amount of income otherwise reported for the reporting period.  Thus, at March 31, 2019, we are unable to provide an evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss with respect to such other matters and, accordingly, have not yet established any specific accrual for such other matters.

No material proceedings are pending or are known to be threatened or contemplated against us by governmental authorities.

Management’s Discussion and Analysis of Results of Operations and Financial Condition

For the Three Months Ended March  31, 2019 and 2018

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

Critical Accounting Policies

Management has identified critical accounting policies for the Corporation.  These policies are particularly sensitive, requiring significant judgements, estimates and assumptions to be made by Management. There were no changes to the critical accounting policies disclosed in the 2018 Annual Report on Form 10-K in regards to application or related judgments and estimates used.  Please refer to Item 7 of the Corporation’s 2018 Annual Report on Form 10-K for a more detailed disclosure of the critical accounting policies.

Results of Operations

Year-to-Date Summary

Reported net income of $3.2 million for the first quarter

•	Net interest income increased $636 thousand quarter over quarter due to the growth in interest income from the loan portfolio that outpaced higher interest expense.
•	The provision for loan losses increased $199 thousand quarter over quarter due primarily to loan growth.
•

Noninterest income increased $17 thousand quarter over quarter primarily from asset management fees in the Bank’s Investment and Trust Services department, foreign ATM fees and fees from the merchant card program.

•	Noninterest expense increased $764 thousand quarter over quarter primarily from increases in salaries and benefits.

Total assets were $1.213 billion at March  31, 2019, an increase of $3.4 million from the 2018 year-end balance of $1.210 billion

•	The loan portfolio increased approximately $7 million due to loan growth in commercial real estate loans for hotels and motels and land development.
•	A lease liability and a right-of-use asset of $6.2 million were recognized during the quarter.
•	Deposits decreased $6.1 million in the first quarter, primarily in municipal money management accounts.
•

Shareholders’ equity increased $3.1 million due to net income of $3.2 million and $1.1 million increase in other comprehensive income for the quarter, offset by the first quarter dividend of $1.2 million.

Key performance ratios as of, or for the three months ended March 31, 2019 and 2018 and the year ended December 31, 2018 are listed below:

	March 31,	December 31,	March 31,
	2019	2018	2018
(Dollars in thousands, except per share)

Balance Sheet Highlights
Total assets	$1,212,960	$1,209,587	$1,168,542
Investment and equity securities	128,258	131,846	133,732
Loans, net	967,785	960,960	930,664
Deposits	1,076,491	1,082,629	1,034,461
Shareholders' equity	121,491	118,396	117,124

Summary of Operations
Interest income	$11,989	$44,868	$10,488
Interest expense	1,660	4,214	795
Net interest income	10,329	40,654	9,693
Provision for loan losses	399	9,954	200
Net interest income after provision for loan losses	9,930	30,700	9,493
Noninterest income	3,165	12,629	3,148
Noninterest expense	9,412	37,369	8,648
Income before income taxes	3,683	5,960	3,993
Federal income tax (benefit) expense	446	(165)	491
Net income	$3,237	$6,125	$3,502

Performance Measurements
Return on average assets*	1.08%	0.52%	1.21%
Return on average equity*	10.90%	5.34%	12.17%
Return on average tangible equity (1)*	11.79%	5.80%	13.20%
Efficiency ratio (1)	67.93%	68.27%	65.68%
Net interest margin*	3.86%	3.78%	3.72%

Shareholders' Value (per common share)
Diluted earnings per share	$0.73	$1.39	$0.80
Basic earnings per share	0.73	1.40	0.80
Regular cash dividends declared	0.27	1.05	0.24
Book value	27.54	26.85	26.83
Tangible book value (1)	25.50	24.81	24.77
Market value	36.00	31.50	36.54
Market value/book value ratio	130.72%	117.32%	136.19%
Price/earnings multiple*	12.33	22.66	11.42
Current quarter dividend yield	3.00%	3.43%	2.63%
Dividend payout ratio year-to-date	36.82%	75.07%	29.84%

Safety and Soundness
Risk-based capital ratio (Total)	15.04%	15.21%	15.55%
Leverage ratio (Tier 1)	9.88%	9.78%	9.95%
Common equity ratio (Tier 1)	13.78%	13.96%	14.30%
Nonperforming loans/gross loans	0.60%	0.27%	0.29%
Nonperforming assets/total assets	0.70%	0.44%	0.46%
Allowance for loan losses as a % of loans	1.29%	1.28%	1.27%
Net loans charged-off/average loans*	0.05%	0.97%	0.00%

Assets under Management
Trust assets under management (fair value)	$753,086	$684,825	$684,648
Held at third-party brokers (fair value)	127,515	122,213	152,728

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

(Dollars in thousands, except per share)	Three Months Ended	Twelve Months Ended	Three Months Ended
	March 31, 2019	December 31, 2018	March 31, 2018
Return on Tangible Equity (non-GAAP)
Net income	$3,237	$6,125	$3,502

Average shareholders' equity	118,793	114,625	115,129
Less average intangible assets	(9,016)	(9,016)	(9,016)
Average shareholders' equity (non-GAAP)	109,777	105,609	106,113

Return on average tangible equity (non-GAAP)*	11.79%	5.80%	13.20%

Tangible Book Value (per share) (non-GAAP)
Shareholders' equity	$121,491	$118,396	$117,124
Less intangible assets	(9,016)	(9,016)	(9,016)
Shareholders' equity (non-GAAP)	112,475	109,380	108,108

Shares outstanding (in thousands)	4,411	4,409	4,365

Tangible book value (non-GAAP)	25.50	24.81	24.77

Efficiency Ratio
Noninterest expense	$9,412	$37,369	$8,648

Net interest income	10,329	40,654	9,693
Plus tax equivalent adjustment to net interest income	388	1,522	370
Plus noninterest income, net of securities transactions	3,138	12,564	3,103
Total revenue	13,855	54,740	13,166

Efficiency ratio	67.93%	68.27%	65.68%

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

Comparison of the three months ended March 31, 2019 to the three months ended March 31, 2018:

Tax equivalent net interest income increased $654 thousand to $10.7 million in the first quarter of 2019 compared to $10.1 million in the same period in 2018.  Balance sheet volume contributed $348 thousand to this increase and $306 thousand was the result of changes in rates.

The following table presents average balances, tax-equivalent (T/E) interest income, and yields earned or rates paid on the assets or liabilities.  All nontaxable interest income has been adjusted to a tax-equivalent basis using a tax rate of 21%.

	For the Three Months Ended March 31,
	2019			2018

	Average	Income or	Average	Average	Income or	Average
(Dollars in thousands)	balance	expense	yield/rate	balance	expense	yield/rate

Interest-earning assets:
Interest-bearing obligations of other
banks and federal funds sold	$15,112	$97	2.60%	$29,478	$118	1.62%
Investment securities:
Taxable	82,297	545	2.69%	86,783	519	2.43%
Tax Exempt	51,167	425	3.33%	44,253	344	3.11%
Investments	133,464	970	2.95%	131,036	863	2.67%
Loans:
Commercial, industrial and agricultural	837,906	9,644	4.60%	787,614	8,261	4.20%
Residential mortgage	69,466	752	4.32%	71,927	733	4.07%
Home equity loans and lines	65,981	832	5.11%	71,423	809	4.59%
Consumer	5,124	82	6.49%	5,075	74	5.91%
Loans	978,477	11,310	4.63%	936,039	9,877	4.23%
Total interest-earning assets	1,127,053	$12,377	4.45%	1,096,553	$10,858	4.02%
Other assets	67,718			62,845
Total assets	$1,194,771			$1,159,398

Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$295,786	$263	0.36%	$281,421	$177	0.26%
Money Management	424,969	1,046	1.00%	416,555	442	0.43%
Savings	81,156	107	0.54%	80,253	56	0.28%
Time	72,481	208	1.16%	71,452	120	0.68%
Total interest-bearing deposits	874,392	1,624	0.75%	849,681	795	0.38%

Other borrowings	5,386	36	2.61%	22	—	2.02%
Total interest-bearing liabilities	879,778	1,660	0.77%	849,703	795	0.38%
Noninterest-bearing deposits	183,809			177,101
Other liabilities	12,391			17,465
Shareholders' equity	118,793			115,129
Total liabilities and shareholders' equity	$1,194,771			$1,159,398
T/E net interest income/Net interest margin		10,717	3.86%		10,063	3.72%
Tax equivalent adjustment		(388)			(370)
Net interest income		$10,329			$9,693

Provision for Loan Losses

Provision for loan loss expense for the first quarter was $399 thousand,  $199 thousand higher than in 2018.  For more information refer to the Loan Quality and Allowance for Loan Losses discussion in the Financial Condition section.

Noninterest Income

For the first quarter of 2019, noninterest income increased $17 thousand from the same period in 2018.  Investment and trust service fees increased due to growth in assets under management.  Loan service charges were less than the same period in 2018 due to a lower volume of commercial loan originations. Deposit service charges were less than the same period in 2018 due to fewer fees from the Bank’s overdraft protection program, partially offset by increased fees from retail checking accounts. Other service charges and fees were higher from increased income from the Bank’s merchant card program. Debit card income was higher due to an increase in transaction volume.  The change in the fair value of equity investments recorded through income was a gain of $3 thousand compared to a gain of $45 thousand in the same period in 2018.

The following table presents a comparison of noninterest income for the three months ended March 31, 2019 and 2018

	For the Three Months Ended
	March 31,		Change
(Dollars in thousands)	2019	2018	Amount	%
Noninterest Income
Investment and trust services fees	$1,452	$1,397	$55	3.9
Loan service charges	203	231	(28)	(12.1)
Deposit service charges and fees	545	574	(29)	(5.1)
Other service charges and fees	353	333	20	6.0
Debit card income	402	385	17	4.4
Increase in cash surrender value of life insurance	127	128	(1)	(0.8)
Debt securities gains, net	24	—	24	NA
Change in fair value of equity securities	3	45	(42)	(93.3)
Other	56	55	1	1.8
Total noninterest income	$3,165	$3,148	$17	0.5

Noninterest Expense

Noninterest expense for the first quarter of 2018 increased $764 thousand compared to the same period in 2018.  The increase in salaries and benefits was primarily due to an increase in salary expense ($389 thousand) from merit increases and incentive plans ($90 thousand) compared to the same period in 2018.  Legal and professional increased due to fees for various consulting services.    FDIC insurance expense decreased due to a reduction in the Bank’s base assessment rate.  Other expenses increased related to the Nasdaq listing fee, increased director’s fees and recruiting fees.

The following table presents a comparison of noninterest expense for the three months ended March 31, 2019 and 2018

	For the Three Months Ended
(Dollars in thousands)	March 31,		Change
Noninterest Expense	2019	2018	Amount	%
Salaries and benefits	$5,442	$4,986	$456	9.1
Net occupancy	856	815	41	5.0
Advertising	402	427	(25)	(5.9)
Legal and professional	430	329	101	30.7
Data processing	705	596	109	18.3
Pennsylvania bank shares tax	243	239	4	1.7
FDIC insurance	65	129	(64)	(49.6)
ATM/debit card processing	258	238	20	8.4
Foreclosed real estate	17	14	3	21.4
Telecommunications	105	109	(4)	(3.7)
Other	889	766	123	16.1
Total noninterest expense	$9,412	$8,648	$764	8.8

Provision for Income Taxes

For the first quarter, the Corporation recorded a Federal income tax expense of $446 thousand compared to $491 thousand for the same quarter in  2018.   The effective tax rate for the first quarter of 2019 was 12.1% compared to 12.3% for the same period in 2018. The federal statutory tax rate is 21% for 2019 and 2018.

Financial Condition

Cash and Cash Equivalents:

Cash and cash equivalents totaled $47.0 million at March 31, 2019, a decrease of $6.0 million from the prior year-end balance of $53.0 million. The decrease was mainly due to a reduction in non-interest bearing balances at the Federal Reserve. Interest-bearing deposits are held primarily at the Federal Reserve ($26.8 million) and in short-term bank owned certificates of deposit ($8.0 million).

Investment Securities:

AFS Securities: The AFS securities portfolio has decreased $5.0 million on a cost basis, since year-end 2018. The composition of the portfolio has remained consistent with municipal securities and U.S. Agency mortgage-backed securities comprising the greatest portion of the portfolio at approximately 50% and 33% of the portfolio fair value, respectively.  The average life of the portfolio was 3.98 years.

The AFS securities portfolio had a net unrealized gain of $290 thousand at March 31, 2019 compared to a net unrealized loss of $1.1 million at the prior year-end.  The portfolio averaged $133.5 million with a yield of 2.95% for the first three months of 2019. This compares to an average of $131.0 million and a yield of 2.67% for the same period in 2018.

The municipal bond portfolio is well diversified geographically (issuers from within 27 states) and is comprised primarily of general obligation bonds (67.4%).  Many municipal bonds have credit enhancements in the form of private bond insurance or other credit support. The largest geographic municipal bond exposure is in the states of Texas (13.5%), Washington (10.3%), and Ohio (9.1%).  The average rating of the municipal portfolio from Moody’s is AA.  No municipal bonds are rated below investment grade.

The amortized cost and estimated fair value of AFS securities available for sale as of March 31, 2019 and December 31, 2018 is as follows:

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
March 31, 2019	cost	gains	losses	value
U.S. Government and Agency securities	$9,634	$24	$(40)	$9,618
Municipal securities	63,820	845	(108)	64,557
Trust preferred securities	4,080	—	(180)	3,900
Agency mortgage-backed securities	42,818	135	(364)	42,589
Private-label mortgage-backed securities	448	30	—	478
Asset-backed securities	6,791	—	(52)	6,739
	$127,591	$1,034	$(744)	$127,881

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
December 31, 2018	cost	gains	losses	value
U.S. Government and Agency securities	$9,120	$21	$(65)	$9,076
Municipal securities	67,811	320	(484)	67,647
Trust preferred securities	4,074	—	(316)	3,758
Agency mortgage-backed securities	45,241	65	(648)	44,658
Private-label mortgage-backed securities	457	31	—	488
Asset-backed securities	5,869	—	(24)	5,845
	$132,572	$437	$(1,537)	$131,472

The AFS securities portfolio contained 125 securities with $57.7 million of temporarily impaired fair value and $744 thousand in unrealized losses at March 31, 2019. The total unrealized loss position has decreased $793 thousand since year-end 2018.

For securities with an unrealized loss, Management applies a systematic methodology in order to perform an assessment of the potential for other-than-temporary impairment.  In the case of debt securities, investments considered for other-than-temporary impairment: (1) had a specified maturity or repricing date; (2) were generally expected to be redeemed at par, and (3) were expected to achieve a recovery in market value within a reasonable period of time. In addition, the Bank considers whether it intends to sell these securities or whether it will be forced to sell these securities before the earlier of amortized cost recovery or maturity. The impairment identified on debt securities and subject to assessment at March 31, 2019, was deemed to be temporary and required no further adjustments to the financial statements, unless otherwise noted.

The following table reflects temporary impairment in the AFS securities portfolio, aggregated by investment category, length of time that individual securities have been in a continuous unrealized loss position and the number of securities in each category as of March 31, 2019 and December 31, 2018:

	March 31, 2019
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Government and Agency securities	$—	$—	—	$4,777	$(40)	14	$4,777	$(40)	14
Municipal securities	238	—	1	12,377	(108)	21	12,615	(108)	22
Trust preferred securities	1,166	(33)	2	2,734	(147)	3	3,900	(180)	5
Agency mortgage-backed securities	895	(1)	4	28,746	(363)	71	29,641	(364)	75
Asset-backed securities	6,721	(51)	7	18	(1)	2	6,739	(52)	9
Total temporarily impaired securities	$9,020	$(85)	14	$48,652	$(659)	111	$57,672	$(744)	125

	December 31, 2018
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Government and Agency securities	$2,071	$(6)	2	$5,175	$(59)	14	$7,246	$(65)	16
Municipal securities	5,832	(12)	10	25,091	(472)	42	30,923	(484)	52
Trust preferred securities	2,008	(159)	3	1,750	(157)	2	3,758	(316)	5
Agency mortgage-backed securities	7,687	(46)	16	30,511	(602)	74	38,198	(648)	90
Asset-backed securities	5,826	(22)	6	19	(2)	2	5,845	(24)	8
Total temporarily impaired securities	$23,424	$(245)	37	$62,546	$(1,292)	134	$85,970	$(1,537)	171

The unrealized loss in the municipal bond portfolio decreased to $108 thousand from $484 thousand at December 31, 2018 as interest rates remained flat during the year.  There are twenty-two securities in this portfolio with an unrealized loss and the loss in this portfolio is deemed to be non-credit related and no other-than-temporary impairment charges have been recorded.

The trust preferred portfolio contains five securities with a fair value of $3.9 million and an unrealized loss of $180 thousand.  The trust-preferred securities held by the Bank are single entity issues, not pooled trust preferred securities.  Therefore, the impairment review of these securities is based only on the issuer and the security cannot be impaired by the performance of other issuers as if it was a pooled trust-preferred bond. All of the Bank’s trust preferred securities are single issue, variable rate notes with long maturities (2027 – 2028).  None of these bonds have suspended or missed a dividend payment. At March 31, 2019, the Bank believes it will be able to collect all interest and principal due on these bonds and no other-than-temporary-impairment charges were recorded.

Equity securities at Fair Value:  The Corporation owns one equity investment. At March 31, 2019 and December 31, 2018, this investment was reported at fair value of $377 thousand and $374 thousand, respectively, with changes in value reported through income.

Restricted Stock at Cost:  The Bank held $452 thousand of restricted stock at March 31, 2019.  Except for $30 thousand, this investment represents stock in FHLB Pittsburgh. The Bank is required to hold this stock to be a member of FHLB and it is carried at cost of $100 per share. The level of FHLB stock held is determined by FHLB and is comprised of a minimum membership amount plus a variable activity amount. FHLB stock is evaluated for impairment primarily based on an assessment of the ultimate recoverability of its cost. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support its operations.  There is not a public market for FHLB stock and the benefits of FHLB membership (e.g., liquidity and low cost funding) add value to the stock beyond purely financial measures. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment.

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

Total residential real estate loans decreased $2.0 million over year-end 2018,  as the Bank retained a lower percentage of its originations.  For the first three months of 2019, the Bank originated and sold $6.2 million in mortgages for a fee through a third party brokerage agreement. The Bank does not originate or hold any loans that would be considered sub-prime or Alt-A, and does not generally originate mortgages outside of its primary market area.

Residential real estate construction:  The largest component of this category represents loans to residential real estate developers ($11.2 million), while loans for individuals to construct personal residences totaled $2.8 million at March 31, 2019.  The Bank’s exposure to residential construction loans is concentrated primarily in south central Pennsylvania. Real estate construction loans, including residential real estate and land development loans, occasionally provide an interest reserve in order to assist the developer during the development stage when minimal cash flow is generated. All real estate construction loans are underwritten in the same manner, regardless of the use of an interest reserve.

At March  31, 2019, the Bank had $8.7 million in real estate construction loans funded with an interest reserve and capitalized $23 thousand of interest in 2019 from these reserves on active projects.  These loans were comprised of $2.5 million in residential construction and $6.2 million in commercial construction. Real estate construction loans are monitored on a regular basis by either an independent third party inspector or the assigned loan officer depending on loan amount or complexity of the project. This monitoring process includes at a minimum, the submission of invoices and AIA documents (depending on the complexity of the project) detailing costs incurred by the borrower, on-site inspections, and a signature by the assigned loan officer for disbursement of funds.

Commercial real estate (CRE): This category includes commercial, industrial, farm and agricultural loans, where real estate serves as the primary collateral for the loans. Total commercial real estate loans increased to $498.0 million from $488.0 million at the end of 2018, an increase of $10.0 million.  The increase was primarily in hotels and motels ($4.0 million) and land development ($5.1 million).  The largest sectors (by collateral) in the commercial real estate category are: hotels and motels ($74.5 million), office buildings ($62.6 million), land development ($48.3 million), manufacturing facilities ($41.5 million) and auto dealerships ($32.8 million).

Commercial (C&I): This category includes commercial, industrial, farm, agricultural, and municipal loans.  C&I loans decreased $4.8 million to $269.2 million at March 31, 2019, compared to $274.1 million at the end of 2018, primarily due to a $3.9 million tax free loan pay-off. At March 31, 2019, the Bank had approximately $162 million in tax-free loans in the C&I portfolio. The largest sectors (by industry) in the commercial C&I category are: public administration ($84.4 million), utilities ($34.8 million), educational services ($25.0 million) and real estate rental and leasing ($15.2 million).  The Bank expects that commercial lending will continue to be the primary area of loan growth in the future via in-market lending.

Participations: The Bank may supplement its own commercial loan production by purchasing loan participations.  These participations are primarily located in south-central Pennsylvania. At March 31, 2019, the outstanding commercial participations accounted for 9.3%, or $91.0 million, of total gross loans compared to 9.6% and $93.4 million at December 31, 2018.  The Bank’s total exposure (including outstanding balances and unfunded commitments) to purchased participations is $115.2 million, compared to $120.4 million at December 31, 2018. The commercial loan participations are comprised of $21.6 million of C&I loans and $69.4 million of CRE loans, reported in the respective loan class. The above results indicate that Management has been executing its strategy to emphasize loan originations over purchasing participations.

Consumer loans: This category remained unchanged over year-end and is mainly comprised of unsecured personal lines of credit.

The following table presents a summary of loans outstanding, by class as of:

	March 31,	December 31,	Change
(Dollars in thousands)	2019	2018	Amount	%
Residential Real Estate 1-4 Family
Consumer first liens	$89,212	$89,673	$(461)	(0.5)
Commercial first lien	58,210	59,227	(1,017)	(1.7)
Total first liens	147,422	148,900	(1,478)	(1.0)

Consumer junior liens and lines of credit	41,831	42,504	(673)	(1.6)
Commercial junior liens and lines of credit	4,859	4,716	143	3.0
Total junior liens and lines of credit	46,690	47,220	(530)	(1.1)
Total residential real estate 1-4 family	194,112	196,120	(2,008)	(1.0)

Residential real estate - construction
Consumer	2,750	1,667	1,083	65.0
Commercial	11,231	8,558	2,673	31.2
Total residential real estate construction	13,981	10,225	3,756	36.7

Commercial real estate	497,974	487,980	9,994	2.0
Commercial	269,243	274,054	(4,811)	(1.8)
Total commercial	767,217	762,034	5,183	0.7

Consumer	5,156	4,996	160	3.2
	980,466	973,375	7,091	0.7
Less: Allowance for loan losses	(12,681)	(12,415)	(266)	2.1
Net Loans	$967,785	$960,960	$6,825	0.7

Loan Quality:

Management utilizes a risk rating scale ranging from 1-Prime to 9-Loss to evaluate loan quality. This risk rating scale is used primarily for commercial purpose loans. Consumer purpose loans are identified as either a pass or substandard rating based on the performance status of the loans. Substandard consumer loans are loans that are 90 days or more past due and still accruing.  Loans rated 1 – 4 are considered pass credits. Loans that are rated 5 are pass credits, but have been identified as credits that are likely to warrant additional attention and monitoring. Loans rated 6-Special Mention or worse begin to receive enhanced monitoring and reporting by the Bank. Loans rated 7-Substandard or 8-Doubtful exhibit the greatest financial weakness and present the greatest possible risk of loss to the Bank. Nonaccrual loans are rated no better than 7-Substandard.   The following factors represent some of the factors used in determining the risk rating of a borrower: cash flow, debt coverage, liquidity, management, and collateral. Risk ratings, for pass credits, are generally reviewed annually for term debt and at renewal for revolving or renewing debt. The Bank monitors loan quality by reviewing three primary measurements: (1) loans rated 6-Special Mention or worse (collectively “watch list”), (2) delinquent loans, and (3) net-charge-offs.,

Watch list loans exhibit financial weaknesses that increase the potential risk of default or loss to the Bank. However, inclusion on the watch list, does not by itself, mean a loss is certain. The watch list totaled $9.9 million at quarter end, compared to $10.3 million at December 31, 2018. The watch list includes both performing and nonperforming loans.  It is comprised entirely of loans rate 6-Special Mention and 7-Substandard. Included in the substandard total are $5.6 million of nonaccrual loans.  The credit composition of the watch list (loans rate 6, 7, or 8), by primary collateral is shown in Note 6 of the accompanying financial statements.

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

The Bank’s Loan Management Committee reviews these loans and risk ratings on a quarterly basis in order to proactively identify and manage problem loans. In addition, a committee meets monthly to discuss possible workout strategies for and all credits rated 7-Substandard or worse. Management also tracks other commercial loan risk measurements including high loan to value loans, concentrations, participations and policy exceptions and reports these to the Credit Risk Oversight Committee of the Board of Directors. The Bank also uses a third-party consultant to assist with internal loan review with a goal of reviewing 60% of commercial loans each year. The FDIC defines certain supervisory loan-to-value lending limits.  The Bank’s internal loan–to-value limits are all equal to, or have a lower loan-to-value limit, than the supervisory limits. However, in certain instances, the Bank may make a loan that exceeds the supervisory loan-to-value limit.  At March 31, 2019 the Bank had loans of $18.8 million (1.9% of gross loans) that exceeded the supervisory limit, compared to 1.9% at year-end 2018.

Loan quality has declined since year-end 2018, as measured by the balance of nonaccrual loans.  Nonaccrual loans increased $3.3 million from year-end 2018 as one commercial real estate credit ($3.5 million) moved from 60-89 days past due to nonaccrual during the first quarter of 2019. Potential problem loans, defined as watch list loans less loans on nonaccrual or past due more than 90 days declined to $4.1 million at March 31, 2019 compared to $7.6 million at December 31, 2018 as a result of the commercial real estate loan moving to nonaccrual.

The following table presents a summary of nonperforming assets as of:

	March 31,	December 31,
(Dollars in thousands)	2019	2018

Nonaccrual loans
Residential Real Estate 1-4 Family
First liens	$80	$80
Junior liens and lines of credit	26	23
Total	106	103
Residential real estate - construction	652	455
Commercial real estate	4,743	1,427
Commercial	129	315
Total nonaccrual loans	5,630	2,300

Loans past due 90 days or more and still accruing
Residential Real Estate 1-4 Family
First liens	137	113
Junior liens and lines of credit	18	26
Total	155	139
Commercial real estate	—	113
Commercial	52	100
Consumer	—	5
Total loans past due 90 days or more and still accruing	207	357

Total nonperforming loans	5,837	2,657

Other real estate owned	2,684	2,684
Total nonperforming assets	$8,521	$5,341

Nonperforming loans to total gross loans	0.60%	0.27%
Nonperforming assets to total assets	0.70%	0.44%
Allowance for loan losses to nonperforming loans	217.25%	467.26%

The following table identifies the most significant loans in nonaccrual status. These two nonaccrual loans account for 87% of the total nonaccrual balance.

(Dollars in thousands)
		ALL	Nonaccrual	TDR			Collateral
	Balance	Reserve	Date	Status	Collateral	Location	Value

Credit 1	$1,408	$—	Mar-12	Y	1st and 2nd liens on commercial real estate, residential real estate and business assets	PA	$3,267
Credit 2	3,464	—	Mar-19	N	land for residential development, residential and commercial real estate	PA	$5,203
	$4,872	$—

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

In accordance with financial accounting standards, TDR loans are always considered impaired until they are paid off or in certain circumstances, refinanced.  However, an impaired TDR loan can be a performing loan.  Impaired loans increased to $15.2 million at quarter-end compared to $11.9 million at year-end 2018, primarily from the new nonaccrual loan previously discussed.

The following table shows the composition of impaired loans as of:

	March 31, 2019
(Dollars in thousands)	Nonaccrual		Accruing	Accruing	Total
	Non-TDR	TDR	TDR	Other (1)	Impaired
Residential Real Estate 1-4 Family
First liens	$80	$—	$673	$136	$889
Junior liens and lines of credit	26	—	—	18	44
Total	106	—	673	154	933
Residential real estate - construction	198	454	—	—	652
Commercial real estate	3,464	1,279	8,703	—	13,446
Commercial	129	—	—	—	129
Total	$3,897	$1,733	$9,376	$154	$15,160

(1) impaired consumer purpose loans not on nonaccrual

Allowance for Loan Losses:

Management monitors loan performance on a monthly basis and performs a quarterly evaluation of the adequacy of the allowance for loan losses (ALL). The ALL is determined by segmenting the loan portfolio based on the loan’s collateral. When calculating the ALL, consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, historical charge-offs, the adequacy of the underlying collateral (if collateral dependent) and other relevant factors. The Bank begins enhanced monitoring of all loans rated 6-Special Mention or worse, and obtains a new appraisal or asset valuation for any placed on nonaccrual and rated 7-Substandard or worse. Management, at its discretion, may determine that additional adjustments to the appraisal or valuation are required.  Valuation adjustments will be made as necessary based on factors, including, but not limited to: the economy, deferred maintenance, industry, type of property/equipment, age of the appraisal, etc. and the knowledge Management has about a particular situation. In addition, the cost to sell or liquidate the collateral is also estimated and deducted from the valuation in order to determine the net realizable value to the Bank. When determining the allowance for loan losses, certain factors involved in the evaluation are inherently subjective and require material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans. Management monitors the adequacy of the allowance for loan losses on an ongoing basis and reports its adequacy quarterly to the Credit Risk Oversight

Committee of the Board of Directors. Management believes that the allowance for loan losses at March 31, 2019 is adequate.

The analysis for determining the ALL is consistent with guidance set forth in generally accepted accounting principles (GAAP) and the Interagency Policy Statement on the Allowance for Loan and Lease Losses. The analysis has three components; specific, general and unallocated. The specific component addresses specific reserves established for impaired loans. A loan is considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all interest and principal payments due according to the originally contracted terms of the loan agreement.  Collateral values discounted for market conditions and selling costs are used to establish specific allocations for impaired loans. However, it is possible that as a result of the credit analysis, a specific reserve is not required for an impaired loan. For impaired loans with balances less than $250 thousand and all consumer purpose loans, a specific reserve analysis is not performed and these loans are added to the general allocation pool.  These loans totaled $860 thousand at March 31, 2019 and are comprised primarily of loans secured by residential real estate.   Management does not believe that excluding these loans from the specific reserve analysis presents any additional risk. There was no specific reserve established for any of the impaired loans.  Note 6 of the accompanying financial statements provides additional information about the ALL established for impaired loans.

The general allocation component addresses the reserves established for pools of homogenous loans. The general component includes a quantitative and qualitative analysis. When calculating the general allocation, the Bank segregates its loan portfolio into the following segments based primarily on the type of supporting collateral:  residential real estate, commercial, industrial or agricultural real estate; commercial and industrial (C&I non-real estate), and consumer.  Each segment may be further segregated by type of collateral, lien position, or owner/nonowner occupied properties.  The quantitative analysis uses the Bank’s twenty quarter rolling historical loan loss experience as determined for each loan segment to determine a loss factor applicable to each loan segment. The qualitative analysis utilizes a risk matrix that incorporates four primary risk factors:  economic conditions, delinquency, classified loans, and level of risk, and assigns a risk level (as measured in basis points) to each factor. In determining the risk level for these primary factors, consideration is given to operational factors such as: loan volume, management, loan review process, credit concentrations, competition, and legal and regulatory issues. The level of risk (as measured in basis points) for each primary factor is set for five risk levels ranging from minimal risk to very high risk and is determined independently for commercial loans, residential mortgage loans and consumer loans.

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

The following table shows the loans that were evaluated for the allowance for loan losses under a specific reserve (individually) and those that were evaluated under a general reserve (collectively), and the amount of the allowance established in each loan class as of March 31, 2019 and December 31, 2018:

	Residential Real Estate 1-4 Family
	First	Junior Liens &		Commercial
(Dollars in thousands)	Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total

March 31, 2019
Loans evaluated for ALL:
Individually	$401	$—	$652	$13,247	$—	$—	$—	$14,300
Collectively	147,021	46,690	13,329	484,727	269,243	5,156	—	966,166
Total	$147,422	$46,690	$13,981	$497,974	$269,243	$5,156	$—	$980,466

ALL established for loans evaluated:
Individually	$—	$—	$—	$—	$—	$—	$—	$—
Collectively	487	132	152	5,906	4,562	72	1,370	12,681
ALL at March 31, 2019	$487	$132	$152	$5,906	$4,562	$72	$1,370	$12,681

December 31, 2018
Loans evaluated for ALL:
Individually	$405	$—	$455	$10,099	$181	$—	$—	$11,140
Collectively	148,495	47,220	9,770	477,881	273,873	4,996	—	962,235
Total	$148,900	$47,220	$10,225	$487,980	$274,054	$4,996	$—	$973,375

ALL established for loans evaluated:
Individually	$—	$—	$—	$—	$—	$—	$—	$—
Collectively	491	133	108	5,698	4,511	70	1,404	12,415
ALL at December 31, 2018	$491	$133	$108	$5,698	$4,511	$70	$1,404	$12,415

The following table presents an analysis of the allowance for loan losses for the periods ended:

	Residential Real Estate 1-4 Family
	First	Junior Liens &		Commercial
(Dollars in thousands)	Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total

ALL at December 31, 2018	$491	$133	$108	$5,698	$4,511	$70	$1,404	$12,415
Charge-offs	(33)	(1)	(3)	(63)	(61)	(26)	—	(187)
Recoveries	1	—	—	1	42	10	—	54
Provision	28	—	47	270	70	18	(34)	399
ALL at March 31, 2019	$487	$132	$152	$5,906	$4,562	$72	$1,370	$12,681

The allocation of the allowance for loan losses is based on estimates and is not intended to imply limitations on the usage of the allowance.  The entire allowance is available to absorb any losses without regard to the category in which the loan is classified.

The following table shows the ALL and charge-off ratios for the periods ended:

	Three Months Ended	Year ended	Three Months Ended
	March 31, 2019	December 31, 2018	March 31, 2018
Net charge-offs (recoveries)/average loans*	0.05%	0.97%	0.00%
Net loan charge-offs (recoveries) as a percentage of the provision for loan losses	33.33%	93.74%	1.50%
Allowance for loan losses as a % of loans	1.29%	1.28%	1.27%
Net charge-offs (recoveries)	$133	$9,331	$3
* Annualized

Other Real Estate Owned:

The Bank holds $2.7 million of other real estate owned (OREO), comprised of two properties. The most significant OREO holding is one property carried at $2.6 million (98% of total OREO) that is secured by 196 acres of land intended for residential real estate development. The Bank has a contract on the property that is expected to settle in 2019 with no loss to the Bank. During 2019, the expense to hold and maintain OREO was $17 thousand. Note 8 of the accompanying financial statements provides additional information on activity in OREO.

Deposits:

Total deposits decreased $6.1 million during the first three months of 2019 to $1.076 billion. Non-interest bearing deposits decreased $5.4 million (primarily in commercial checking deposits) and interest-bearing checking deposits decreased $28.2 million, while time deposits increased $27.5 million. Interest bearing checking decreased by $9.3 million, primarily in commercial and retail deposits while the Bank’s Money Management product decreased $19.8 million, primarily in retail accounts as customers moved funds to higher rate time deposits.  Time deposits increased since year-end from CD promotions.  The Bank acquired $10 million of short-term wholesale brokered CDs in the first quarter of 2019.

As of March 31, 2019, the Bank had $155.7 million placed in the ICS program ($108.7 million in interesting-bearing checking and $47.0 million in money management) and $3.3 million in reciprocal time deposits in the CDARS program included in time deposits.  These programs allow the Bank to offer full FDIC coverage to large depositors, but with the convenience to the customer of only having to deal with one bank.  The Bank solicits these deposits from within its market and it believes they present no greater risk than any other local deposit.

	March 31,	December 31,	Change
(Dollars in thousands)	2019	2018	Amount	%
Noninterest-bearing checking	$192,004	$197,417	$(5,413)	(2.7)

Interest-bearing checking	296,346	305,661	(9,315)	(3.0)
Money management	416,976	436,752	(19,776)	(4.5)
Savings	82,089	81,206	883	1.1
Total interest-bearing checking and savings	795,411	823,619	(28,208)	(3.4)

Time deposits	79,076	61,593	17,483	28.4
Brokered time deposits	10,000	—	10,000	N/A
Total time deposits	89,076	61,593	27,483	44.6

Total deposits	$1,076,491	$1,082,629	$(6,138)	(0.6)

Overdrawn deposit accounts reclassified as loans	$99	$120

Borrowings:

The Corporation had no short-term borrowings at March 31, 2019 and December 31, 2018.

Shareholders’ Equity:

Total shareholders’ equity increased $3.1 million to $121.5 million at March 31, 2019, from $118.4 million at the end of 2018.  The Corporation’s net earnings of $3.2 million were partially offset by the cash dividend of $1.2 million. The Corporation’s Dividend Reinvestment Plan (DRIP) added $161 thousand in new capital from optional cash contributions and $190 thousand from the reinvestment of quarterly dividends. The Corporation’s dividend payout ratio was 36.8% for the first three months of 2019 compared to 29.8% in 2018.

As part of its quarterly dividend decision, the Corporation considers current and future income projections, dividend yield, payout ratio, and current and future capital ratios. For the first quarter of 2019, the Corporation paid a $0.27 per share dividend, compared to $0.27 paid in the fourth quarter of 2018. On April 18, 2019 the Board of Directors declared a $0.30 per share regular quarterly dividend for the second quarter of 2019, which will be paid on May 22, 2019.

On December 20, 2018, the Board of Directors authorized the 2018 Repurchase Plan for the repurchase of up to 100,000 shares of the Corporation’s $1.00 par value common stock at market prices in open market or privately negotiated transactions beginning December 21, 2018 and continuing through December 21, 2019.  During the first three months of 2019, 14,553 shares were repurchased.  No shares were repurchased in the first three months of 2018.  The 2017 Repurchase Plan expired on September 30, 2018.

In July 2013, Federal banking regulators approved the final rules from the Basel Committee on Banking Supervision for the regulation of capital requirements for bank holding companies and U.S banks, generally referred to as “Basel III.” The Basel III standards were effective for the Corporation and the Bank, effective January 1, 2015 (subject to a phase-in period for certain provisions).  Basel III imposes significantly higher capital requirements and more restrictive leverage and liquidity ratios than those previously in place.  The capital ratios to be considered “well capitalized” under Basel III are: (1) Common Equity Tier 1 (CET1) of 6.5%, (2) Tier 1 Leverage of 5%, (3) Tier 1 Risk-Based Capital of 8%, and (4) Total Risk-Based Capital of 10%.  The CET1 ratio is a new capital ratio under Basel III and the Tier 1 risk-based capital ratio of 8% has been increased from 6%. The rules also include changes in the risk weights of certain assets to better reflect credit and other risk exposures. In addition, a capital conservation buffer will be phased-in beginning January 1, 2016 at 0.625%, 1.25% for 2017, 1.875% for 2018 and 2.50% for 2019 and thereafter.  The capital conservation buffer will be applicable to all of the capital ratios except for the Tier1 Leverage ratio. The capital conservation buffer is equal to the lowest value of the three applicable capital ratios less the regulatory minimum for each respective capital measurement.  The Bank’s capital conservation buffer at March 31, 2019 was 6.95% (total risk-based capital 14.95% less 8.00%) compared to the 2018 regulatory buffer of 2.50%.  Compliance with the capital conservation buffer is required in order to avoid limitations to certain capital distributions.  As of March 31, 2019, the Bank was “well capitalized” under the Basel III requirements and believes it would be “well capitalized” on a fully-phased in basis had such a requirement been in effect.

The following table summarizes regulatory capital information as of March 31, 2019 and December 31, 2018 for the Corporation and the Bank.

			Regulatory Ratios
			Adequately	Well
	March 31,	December 31,	Capitalized	Capitalized
(Dollars in thousands)	2019	2018	Minimum	Minimum

Common Equity Tier 1 Risk-based Capital Ratio (1)
Franklin Financial Services Corporation	13.78%	13.96%	4.500%	N/A
Farmers & Merchants Trust Company	13.69%	13.80%	4.500%	6.50%

Tier 1 Risk-based Capital Ratio (2)
Franklin Financial Services Corporation	13.78%	13.96%	6.000%	N/A
Farmers & Merchants Trust Company	13.69%	13.80%	6.000%	8.00%

Total Risk-based Capital Ratio (3)
Franklin Financial Services Corporation	15.04%	15.21%	8.000%	N/A
Farmers & Merchants Trust Company	14.95%	15.06%	8.000%	10.00%

Tier 1 Leverage Ratio (4)
Franklin Financial Services Corporation	9.88%	9.78%	4.000%	N/A
Farmers & Merchants Trust Company	9.82%	9.68%	4.000%	5.00%

(1) Common equity Tier 1 capital/ total risk-weighted assets (2) Tier 1 capital / total risk-weighted assets
(3) Total risk-based capital / total risk-weighted assets, (4) Tier 1 capital / average quarterly assets

Economy

The Corporation’s primary market area includes Franklin, Fulton, Cumberland and Huntingdon Counties, Pennsylvania.  This area is diverse in demographic and economic makeup.  County populations range from a low of approximately 15,000 in Fulton County to over 249,000 in Cumberland County. Unemployment in the Bank’s market area has remained virtually unchanged over the past year and ranges from a low of 3.1% in Cumberland County to 6.4% in Huntingdon County.  The market area has a diverse economic base and local industries include warehousing, truck & rail shipping centers, light and heavy manufacturers, health-care, higher education institutions, farming and agriculture, and a varied service sector.  The Corporation’s primary market area is located in South Central PA and provides easy access to the major metropolitan markets on the east coast via trucking and rail transportation. Because of this, warehousing and distribution companies continue to find the area attractive. The local economy is not overly dependent on any one industry or business and Management believes that the Bank’s primary market area continues to be well suited for growth.

The following provides selected economic data for the Bank’s primary market:

Economic Data

	March 31,	December 31,
	2019	2018
Unemployment Rate (seasonally adjusted)
Market area range (1)	3.1% - 6.4%	3.0 - 4.5%
Pennsylvania	4.0%	4.0%
United States	3.8%	3.7%

Housing Price Index - year over year change
PA, nonmetropolitan statistical area	3.0%	3.6%
United States	6.0%	6.6%

Building Permits - year over year change -12 months
Harrisburg-Carlisle, PA MSA & Chambersburg-Waynesboro, PA MSA
Residential, estimated	6.8%	15.9%
Multifamily, estimated	94.6%	136.0%

(1) Franklin, Cumberland, Fulton and Huntingdon Counties

Unlike many companies, the assets and liabilities of the Corporation are financial in nature. As such, interest rates and changes in interest rates may have a more significant effect on the Corporation’s financial results than on other types of industries. Because of this, the Corporation watches the actions of the Federal Reserve Open Market Committee (FOMC) as it makes decisions about interest rate changes. FOMC members had estimated in December that two rate hikes would be appropriate in 2019 after four increases in 2018.  However, there now appears to be no likelihood of a hike unless conditions change significantly.  In its post-meeting statement, the FOMC indicated it would remain “patient” before adopting any further increases.

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

Historically, the Corporation has satisfied its liquidity needs from earnings, repayment of loans and amortizing investment securities, maturing investment securities, loan` sales, deposit growth and its ability to access existing lines of credit.  All investment securities are classified as available for sale; therefore, securities that are unencumbered (approximately $65.4 million fair value) as collateral for borrowings are an additional source of readily available liquidity, either by selling the security or, more preferably, to provide collateral for additional borrowing. The Bank also has access to other wholesale funding via the brokered CD market.

The FHLB system has always been a major funding source for community banks.  The Bank’s maximum borrowing capacity with the FHLB at March 31, 2019 was $367.8 million with $367.8 million available to borrow.  There are no indicators that lead the Bank to believe the FHLB would discontinue its lending function or restrict the Bank’s ability to borrow. If either of these events would occur, it would have a negative effect on the Bank and it is unlikely that the Bank could replace the level of FHLB funding in a short time.

The Bank has established credit at the Federal Reserve Discount Window and as of quarter-end had the ability to borrow approximately $17.5 million.

Off Balance Sheet Commitments

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk.  These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments.  Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation.  Unused commitments and standby letters of credit totaled $288.0 million and  $271.7 million, respectively, at March 31, 2019 and December 31, 2018.    As of June 30, 2018, the Bank established a $2.4 million allowance against letters of credit issued in connection with a commercial borrower that declared bankruptcy in the second quarter of 2018 which remains at March 31, 2019.

The Corporation has entered into various contractual obligations to make future payments.  These obligations include time deposits, long-term debt, operating leases, deferred compensation and pension payments.  These amounts have not changed materially from those reported in the Corporation’s 2018 Annual Report on Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the Corporation’s exposure to market risk during the three months ended March 31, 2019. For more information on market risk refer to the Corporation’s 2018 Annual Report on Form 10-K.

Item 4.  Controls and Procedures

Evaluation of Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2019, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in the Corporation’s internal control over financial reporting during the quarterly period ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

Item 1A. Risk Factors

There were no material changes in the Corporation’s risk factors during the three months ended March 31, 2019. For more information, refer to the Corporation’s 2018 Annual Report on Form 10-K.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(Dollars in thousands, except per share)
Period	Number of Shares Purchased as Part of Publically Announced Program	Weighted Average Price Paid per Share	Dollar Amount of Shares Purchased as Part of Publically Announced Program	Shares Yet To Be Purchased Under Program
January 1, 2019	—	$—	$—	100,000
February 2019	7,387	37.16	275	92,613
March 2019	7,166	36.65	263	85,447
	14,553		$538

On December 20, 2018, the Board of Directors authorized the 2018 Repurchase Plan for the repurchase of up to 100,000 shares of the Corporation’s $1.00 par value common stock at market prices in open market or privately negotiated transactions beginning December 21, 2018 and continuing through December 21, 2019. No shares were repurchased in the first three months of 2018.  The 2017 Repurchase Plan expired on September 30, 2018.

Item 3.   Defaults by the Company on its Senior Securities

None

Item 4.   Mine Safety Disclosures

Not Applicable

Item 5.   Other Information

None

Item 6.   Exhibits

Exhibits

3.1	Articles of Incorporation of the Corporation. (Filed as Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.)

3.2	Bylaws of the Corporation. (Filed as Exhibit 3.2 to Current Report on Form 8-K, as filed with the commission on December 21, 2018 and incorporated herein by reference.)

31.1	Rule 13a – 14(a)/15d-14(a) Certifications – Principal Executive Officer

31.2	Rule 13a – 14(a)/15d-14(a) Certifications – Principal Financial Officer

32.1	Section 1350 Certifications – Principal Executive Officer

32.2	Section 1350 Certifications – Principal Financial Officer

101	Interactive Data File (XBRL)

FRANKLIN FINANCIAL SERVICES CORPORATION

and SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Franklin Financial Services Corporation

May 8, 2019	/s/ Timothy G. Henry
Timothy G. Henry
Chief Executive Office and President
(Principal Executive Officer)

May 8, 2019	/s/ Mark R. Hollar
Mark R. Hollar
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)