Form 10-Q
period 2019-06-30
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2019-08-02
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Symbol	Name of exchange on which registered
Common stock	FRAF	Nasdaq Capital Market

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes ☐  No ☒

There were 4,338,756 outstanding shares of the Registrant’s common stock as of July  31, 2019.

Part I FINANCIAL INFORMATION

Item 1 Financial Statements

Consolidated Balance Sheets

(Dollars in thousands, except share and per share data)(unaudited)	June 30,	December 31,
	2019	2018
Assets
Cash and due from banks	$19,383	$16,957
Interest-bearing deposits in other banks	63,064	36,000
Total cash and cash equivalents	82,447	52,957
Debt securities available for sale, at fair value	129,422	131,472
Equity securities	390	374
Restricted stock	465	452
Loans held for sale	692	118
Loans	982,457	973,375
Allowance for loan losses	(12,553)	(12,415)
Net Loans	969,904	960,960
Premises and equipment, net	13,329	13,521
Right of use asset	5,649	—
Bank owned life insurance	23,751	23,496
Goodwill	9,016	9,016
Other real estate owned	2,684	2,684
Deferred tax asset, net	5,491	5,992
Other assets	8,901	8,545
Total assets	$1,252,141	$1,209,587

Liabilities
Deposits
Non-interest bearing checking	$204,386	$197,417
Money management, savings and interest checking	822,646	823,619
Time	86,017	61,593
Total deposits	1,113,049	1,082,629
Lease liability	5,670	—
Other liabilities	9,508	8,562
Total liabilities	1,128,227	1,091,191

Shareholders' equity
Common stock, $1 par value per share,15,000,000 shares authorized with
4,708,349 shares issued and 4,382,944 shares outstanding at June 30, 2019 and
4,701,367 shares issued and 4,408,761 shares outstanding at December 31, 2018	4,708	4,701
Capital stock without par value, 5,000,000 shares authorized with no
shares issued and outstanding	—	—
Additional paid-in capital	42,040	41,530
Retained earnings	88,658	83,946
Accumulated other comprehensive loss	(4,498)	(6,380)
Treasury stock, 325,405 shares at June 30, 2019 and 292,606 shares at
December 31, 2018, at cost	(6,994)	(5,401)
Total shareholders' equity	123,914	118,396
Total liabilities and shareholders' equity	$1,252,141	$1,209,587

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Income

	For the Three Months Ended		For the Six Months Ended
(Dollars in thousands, except per share data) (unaudited)	June 30,		June 30,
	2019	2018	2019	2018
Interest income
Loans, including fees	$11,125	$10,126	$22,134	$19,703
Interest and dividends on investments:
Taxable interest	575	528	1,114	1,041
Tax exempt interest	281	295	620	569
Dividend income	12	4	16	10
Deposits and obligations of other banks	403	100	499	218
Total interest income	12,396	11,053	24,383	21,541
Interest expense
Deposits	1,833	952	3,457	1,747
Short-term borrowings	—	2	36	2
Total interest expense	1,833	954	3,493	1,749
Net interest income	10,563	10,099	20,890	19,792
Provision for loan losses	—	9,129	399	9,329
Net interest income after provision for loan losses	10,563	970	20,491	10,463
Noninterest income
Investment and trust services fees	1,647	1,464	3,099	2,861
Loan service charges	228	217	431	449
Deposit service charges and fees	603	574	1,149	1,148
Other service charges and fees	381	353	734	686
Debit card income	464	417	866	802
Increase in cash surrender value of life insurance	128	129	255	257
Net gains on sales of debt securities	229	52	253	52
Change in fair value of equity securities	13	(7)	16	38
Other	3	22	59	76
Total noninterest income	3,696	3,221	6,862	6,369
Noninterest Expense
Salaries and employee benefits	5,355	5,096	10,797	10,082
Net occupancy	858	787	1,715	1,602
Advertising	481	341	883	768
Legal and professional	471	442	901	771
Data processing	738	604	1,443	1,200
Pennsylvania bank shares tax	243	234	486	473
FDIC Insurance	115	164	180	293
ATM/debit card processing	247	237	505	476
Foreclosed real estate	(12)	41	5	55
Telecommunications	107	124	211	232
Provision for credit losses on off-balance sheet exposures	—	2,361	—	2,361
Other	1,003	757	1,891	1,524
Total noninterest expense	9,606	11,188	19,017	19,837
Income (loss) before federal income taxes	4,653	(6,997)	8,336	(3,005)
Federal income tax expense (benefit)	669	(1,816)	1,115	(1,326)
Net income (loss)	$3,984	$(5,181)	$7,221	$(1,679)
Per share
Basic earnings (loss) per share	$0.91	$(1.18)	$1.64	$(0.38)
Diluted earnings (loss) per share	$0.90	$(1.18)	$1.63	$(0.38)
Cash dividends declared	$0.30	$0.27	$0.57	$0.51

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Comprehensive Income

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Dollars in thousands) (unaudited)	2019	2018	2019	2018
Net Income	$3,984	$(5,181)	$7,221	$(1,679)

Debt Securities:
Unrealized gains (losses) arising during the period	1,220	(292)	2,634	(1,335)
Reclassification adjustment included in net income (1)	(229)	(52)	(253)	(52)
Net unrealized gains (losses)	991	(344)	2,381	(1,387)
Tax effect (2)	(208)	72	(499)	334
Net of tax amount	783	(272)	1,882	(1,053)

Total other comprehensive income (loss)	783	(272)	1,882	(1,053)

Total Comprehensive Income (loss)	$4,767	$(5,453)	$9,103	$(2,732)

(1) Reclassified to net gains on sales of debt securities
(2) Net of the reclassification of $48, $11, $52, and $11 to Federal income tax expense (benefit)

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

For the three and six months ended June 30, 2019 and 2018

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
(Dollars in thousands, except per share data) (unaudited)	Stock	Capital	Earnings	Loss	Stock	Total
Balance at April 1, 2019	$4,708	$41,841	$85,991	$(5,281)	$(5,768)	$121,491
Net income	—	—	3,984	—	—	3,984
Other comprehensive income	—	—	—	783	—	783
Cash dividends declared, $.30 per share	—	—	(1,317)	—	—	(1,317)
Acquisition of 39,600 shares of treasury stock	—	—	—	—	(1,467)	(1,467)
Treasury shares issued under employee stock purchase plan, 2,110 shares	—	25	—	—	44	69
Treasury shares issued under dividend reinvestment plan, 9,554 shares	—	174	—	—	197	371
Balance at June 30, 2019	$4,708	$42,040	$88,658	$(4,498)	$(6,994)	$123,914

Balance at January 1, 2019	$4,701	$41,530	$83,946	$(6,380)	$(5,401)	$118,396
Net income	—	—	7,221	—	—	7,221
Other comprehensive income	—	—	—	1,882	—	1,882
Cash dividends declared, $.57 per share	—	—	(2,509)	—	—	(2,509)
Acquisition of 54,763 shares of treasury stock	—	—	—	—	(2,027)	(2,027)
Treasury shares issued under employee stock purchase plan, 2,260 shares	—	27	—	—	47	74
Treasury shares issued under dividend reinvestment plan, 19,704 shares	—	335	—	—	387	722
Incentive stock options exercised, 6,982 shares	7	148	—	—	—	155
Balance at June 30, 2019	$4,708	$42,040	$88,658	$(4,498)	$(6,994)	$123,914

Balance at April 1, 2018	$4,696	$40,668	$84,876	$(7,010)	$(6,106)	$117,124
Net income	—	—	(5,181)	—	—	(5,181)
Other comprehensive (loss)	—	—	—	(272)	—	(272)
Cash dividends declared, $.27 per share	—	—	(1,181)	—	—	(1,181)
Treasury shares issued under employee stock purchase plan, 2,363 shares	—	27	—	—	43	70
Treasury shares issued under dividend reinvestment plan, 12,098 shares	—	207	—	—	224	431
Incentive stock options exercised, 4,150 shares	4	84	—	—	—	88
Stock option compensation expense	—	93	—	—	—	93
Balance at June 30, 2018	$4,700	$41,079	$78,514	$(7,282)	$(5,839)	$111,172

Balance at January 1, 2018	$4,689	$40,396	$82,218	$(6,028)	$(6,131)	$115,144
Cumulative adjustment for fair value of equity securities	—	—	201	(201)	—	—
Net loss	—	—	(1,679)	—	—	(1,679)
Other comprehensive loss	—	—	—	(1,053)	—	(1,053)
Cash dividends declared, $.51 per share	—	—	(2,226)	—	—	(2,226)
Acquisition of 2,605 shares of treasury stock	—	—	—	—	(88)	(88)
Treasury shares issued under employee stock purchase plan, 2,563 shares	—	29	—	—	47	76
Treasury shares issued under dividend reinvestment plan, 18,009 shares	—	303	—	—	333	636
Incentive stock options exercised, 10,668 shares	11	228	—	—	—	239
Stock option compensation expense	—	123	—	—	—	123
Balance at June 30, 2018	$4,700	$41,079	$78,514	$(7,282)	$(5,839)	$111,172

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2019	2018
(Dollars in thousands) (unaudited)
Cash flows from operating activities
Net income	$7,221	$(1,679)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	681	668
Net amortization of loans and investment securities	733	877
Provision for loan losses	399	9,329
Increase in fair value of equity securities	(16)	(38)
Debt securities gains, net	(253)	(52)
Pay-out of legal settlement	—	(10,000)
Provision for credit losses on off-balance sheet exposures	—	2,361
Loans originated for sale	(16,892)	(9,813)
Proceeds from sale of loans	16,318	9,799
Write-down of other real estate owned	—	6
Loss on sale of premises	—	17
Increase in cash surrender value of life insurance	(255)	(257)
Stock option compensation	—	123
Contribution to pension plan	—	(1,000)
Increase in other assets	(70)	(3,916)
Increase in other liabilities	643	1,331
Net cash provided (used) by operating activities	8,509	(2,244)
Cash flows from investing activities
Proceeds from sales and calls of investment securities available for sale	16,955	3,811
Proceeds from maturities and pay-downs of securities available for sale	13,318	10,173
Purchase of investment securities available for sale	(26,319)	(17,328)
Net increase in restricted stock	(13)	(168)
Net increase in loans	(9,362)	(32,271)
Capital expenditures	(433)	(479)
Proceeds from sale of other assets	—	117
Net proceeds from the sale of other real estate	—	32
Net cash used in investing activities	(5,854)	(36,113)
Cash flows from financing activities
Net increase in demand deposits, interest-bearing checking, and savings accounts	5,996	16,645
Net increase (decrease) in time deposits	24,424	(6,146)
Dividends paid	(2,509)	(2,226)
Purchase of Treasury shares	(2,004)	—
Cash received from option exercises	206	315
Treasury shares issued under dividend reinvestment plan	722	636
Net cash provided by financing activities	26,835	9,224
Increase (decrease) in cash and cash equivalents	29,490	(29,133)
Cash and cash equivalents at the beginning of the period	52,957	58,603
Cash and cash equivalents at the end of the period	$82,447	$29,470
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest on deposits and other borrowed funds	$3,275	$1,750
Income taxes	$—	$250
Noncash Activities
Recognition of Operating Lease Right-of-Use Asset	$22	$—
Recognition of Operating Lease Liability	$22	$—

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, and cash flows as of June 30, 2019, and for all other periods presented have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted.  It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s 2018 Annual Report on Form 10-K.  The consolidated results of operations for the three month period ended June 30, 2019 are not necessarily indicative of the operating results for the full year.  Management has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.

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

Earnings per share are computed based on the weighted average number of shares outstanding during each period end.  A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Dollars and shares in thousands, except per share data)	2019	2018	2019	2018
Weighted average shares outstanding (basic)	4,396	4,373	4,404	4,366
Impact of common stock equivalents	25	—	23	—
Weighted average shares outstanding (diluted)	4,421	4,373	4,427	4,366
Anti-dilutive options excluded from calculation	—	—	—	—
Net income	$3,984	$(5,181)	$7,221	$(1,679)
Basic earnings (loss) per share	$0.91	$(1.18)	$1.64	$(0.38)
Diluted earnings (loss) per share	$0.90	$(1.18)	$1.63	$(0.38)

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

January 1, 2020

The Corporation early adopted the ASU in the fourth quarter of 2018 with the completion of the 2018 impairment analysis.  The ASU did not have a material effect on the consolidated financial statements.

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

ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

This standard requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model).  Under this model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications unless reasonable expectation of a troubled debt restructuring exists) from the date of initial recognition of that instrument.  The ASU replaces the current accounting model for purchased credit impaired loans and debt securities.  The allowance for credit losses for purchased financial assets with a more-than insignificant amount of credit deterioration since origination (“PCD assets”), should be determined in a similar manner to other financial assets measured on an amortized cost basis.  However, upon initial recognition, the allowance for credit losses is added to the purchase price (“gross up approach”) to determine the initial amortized cost basis.  The subsequent accounting for PCD financial assets is the same expected loss model described above. On July 17, 2019, FASB tentatively decided to delay the effective date of ASU 2016-13 for smaller reporting companies to January 2023. The FASB plans to issue a proposed ASU in the near future to expose the tentative decision for public comment. The comment period is expected to last 30 days.

January 1, 2020

We have formed an implementation team led by the Corporation's Risk Management function. The team is reviewing the requirements of the ASU and evaluating methods and models for implementation.  The new standard will result in earlier recognition of additions to the allowance for loan losses and possibly a larger allowance for loan loss balance with a corresponding increase in the provision for loan losses in results of operations; however, the Corporation is continuing to evaluate the impact of the pending adoption of the new standard on its consolidated financial statements.  A third-party vendor has been selected to assist with the CECL calculations and the implementation process has started.  The Corporation began running the CECL model in test mode in the second quarter of 2019.

ASU 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief

This ASU allows entities to irrevocably elect, upon adoption of ASU 2016-13, the fair value option on financial instruments that (1) were previously recorded at amortized cost and (2) are within the scope of ASC 326-20 if the instruments are eligible for the fair value option under ASC 825-10.  The fair value option election does not apply to held-to-maturity debt securities.  Entities are required to make this election on an instrument-by-instrument basis.  ASU 2019-05 has the same effective date as ASU 2016-13.

	January 1, 2020	The Corporation will continue to review the ASU as part of its adoption of ASU 2016-13

Note 3. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive losses included in shareholders' equity are as follows:

	June 30,	December 31,
	2019	2018
(Dollars in thousands)
Net unrealized gains (losses) on debt securities	$1,281	$(1,100)
Tax effect	(269)	230
Net of tax amount	1,012	(870)

Accumulated pension adjustment	(6,975)	(6,975)
Tax effect	1,465	1,465
Net of tax amount	(5,510)	(5,510)

Total accumulated other comprehensive loss	$(4,498)	$(6,380)

Note 4. Investments

Available for Sale (AFS) Securities

The amortized cost and estimated fair value of AFS securities as of June 30, 2019 and December 31, 2018 are as follows:

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
June 30, 2019	cost	gains	losses	value
U.S. Government and Agency securities	$10,492	$75	$(12)	$10,555
Municipal securities	59,685	1,255	(46)	60,894
Trust preferred securities	4,085	—	(189)	3,896
Agency mortgage-backed securities	46,667	396	(138)	46,925
Private-label mortgage-backed securities	440	36	—	476
Asset-backed securities	6,772	—	(96)	6,676
	$128,141	$1,762	$(481)	$129,422

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
December 31, 2018	cost	gains	losses	value
U.S. Government and Agency securities	$9,120	$21	$(65)	$9,076
Municipal securities	67,811	320	(484)	67,647
Trust preferred securities	4,074	—	(316)	3,758
Agency mortgage-backed securities	45,241	65	(648)	44,658
Private-label mortgage-backed securities	457	31	—	488
Asset-backed securities	5,869	—	(24)	5,845
	$132,572	$437	$(1,537)	$131,472

At June 30, 2019 and December 31, 2018, the fair value of AFS securities pledged to secure public funds and trust deposits totaled $69.6 million and  $84.6 million, respectively.

The amortized cost and estimated fair value of debt securities at June 30, 2019, by contractual maturity are shown below. Actual maturities may differ from contractual maturities because of prepayment or call options embedded in the securities.  Securities not due at a single maturity date are presented separately.

(Dollars in thousands)	Amortized cost	Fair value
Due in one year or less	$19,503	$19,576
Due after one year through five years	20,565	20,764
Due after five years through ten years	36,647	37,270
Due after ten years	4,319	4,411
	81,034	82,021
Mortgage-backed and asset-backed securities	47,107	47,401
	$128,141	$129,422

The composition of the net realized gains on AFS securities for the three and six months ended are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2019	2018	2019	2018
Proceeds	$14,906	$3,811	$18,781	$3,811

Gross gains realized	248	63	281	63
Gross losses realized	(19)	(11)	(28)	(11)
Net gains realized	$229	$52	$253	$52

Tax expense on net gains realized	$48	$11	$53	$11

Impairment:

The AFS securities portfolio contained 84 securities with $37.3 million of temporarily impaired fair value and $481 thousand in unrealized losses at June 30, 2019. The total unrealized loss position has decreased $1.1 million since year-end 2018.

For securities with an unrealized loss, Management applies a systematic methodology in order to perform an assessment of the potential for other-than-temporary impairment.  In the case of debt securities, investments considered for other-than-temporary impairment: (1) had a specified maturity or repricing date; (2) were generally expected to be redeemed at par, and (3) were expected to achieve a recovery in market value within a reasonable period of time. In addition, the Bank considers whether it intends to sell these securities or whether it will be forced to sell these securities before the earlier of amortized cost recovery or maturity. The impairment identified on debt securities and subject to assessment at June 30, 2019, was deemed to be temporary and required no further adjustments to the financial statements, unless otherwise noted.

 The following table reflects temporary impairment in the AFS portfolio, aggregated by investment category, length of time that individual securities have been in a continuous unrealized loss position and the number of securities in each category as of June 30, 2019 and December 31, 2018:

	June 30, 2019
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Government and Agency securities	$1,002	$(6)	2	$2,189	$(6)	9	$3,191	$(12)	11
Municipal securities	378	(4)	1	4,167	(42)	7	4,545	(46)	8
Trust preferred securities	885	(32)	1	3,011	(157)	4	3,896	(189)	5
Agency mortgage-backed securities	3,174	(16)	4	15,806	(122)	47	18,980	(138)	51
Asset-backed securities	6,659	(95)	7	17	(1)	2	6,676	(96)	9
Total temporarily impaired securities	$12,098	$(153)	15	$25,190	$(328)	69	$37,288	$(481)	84

	December 31, 2018
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Government and Agency securities	$2,071	$(6)	2	$5,175	$(59)	14	$7,246	$(65)	16
Municipal securities	5,832	(12)	10	25,091	(472)	42	30,923	(484)	52
Trust preferred securities	2,008	(159)	3	1,750	(157)	2	3,758	(316)	5
Agency mortgage-backed securities	7,687	(46)	16	30,511	(602)	74	38,198	(648)	90
Asset-backed securities	5,826	(22)	6	19	(2)	2	5,845	(24)	8
Total temporarily impaired securities	$23,424	$(245)	37	$62,546	$(1,292)	134	$85,970	$(1,537)	171

The following table represents the cumulative credit losses on AFS securities recognized in earnings for:

	Six Months Ended
(Dollars in thousands)	June 30,
	2019	2018
Balance of cumulative credit-related OTTI at January 1	$272	$595
Additions for credit-related OTTI not previously recognized	—	—
Additional increases for credit-related OTTI previously recognized when there is
no intent to sell and no requirement to sell before recovery of amortized cost basis	—	—
Decreases for previously recognized credit-related OTTI because there was an intent to sell	—	—
Reduction for increases in cash flows expected to be collected	—	—
Balance of credit-related OTTI at June 30	$272	$595

Equity securities at Fair Value

The Corporation owns one equity investment. At June 30, 2019 and December 31, 2018, this investment was reported at fair value of $390 thousand and $374 thousand, respectively, with changes in value reported through income.

Restricted Stock at Cost

The Bank held $465 thousand of restricted stock at June 30, 2019.  Except for $30 thousand, this investment represents stock in FHLB Pittsburgh. The Bank is required to hold this stock to be a member of FHLB and it is carried at cost of $100 per share. The level of FHLB stock held is determined by FHLB and is comprised of a minimum membership amount plus a variable activity amount. FHLB stock is evaluated for impairment primarily based on an assessment of the ultimate recoverability of its cost. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support its operations.  There is not a public market for FHLB stock and the benefits of FHLB membership (e.g., liquidity and low cost funding) add value to the stock beyond purely financial measures. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment.

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

A summary of loans outstanding, by class, at the end of the reporting periods is as follows:

	June 30,	December 31,
(Dollars in thousands)	2019	2018
Residential Real Estate 1-4 Family
Consumer first liens	$88,069	$89,673
Commercial first lien	58,202	59,227
Total first liens	146,271	148,900

Consumer junior liens and lines of credit	40,754	42,504
Commercial junior liens and lines of credit	4,878	4,716
Total junior liens and lines of credit	45,632	47,220
Total residential real estate 1-4 family	191,903	196,120

Residential real estate - construction
Consumer	3,487	1,667
Commercial - land development	10,601	8,558
Total residential real estate construction	14,088	10,225

Commercial real estate	505,653	487,980
Commercial	264,862	274,054
Total commercial	770,515	762,034

Consumer	5,951	4,996
	982,457	973,375
Less: Allowance for loan losses	(12,553)	(12,415)
Net Loans	$969,904	$960,960

Included in the loan balances are the following:
Net unamortized deferred loan (fees) costs	$(47)	$123

Loans pledged as collateral for borrowings and commitments from:
FHLB	$790,766	$772,564
Federal Reserve Bank	32,977	34,160
	$823,743	$806,724

Note 6. Loan Quality and Allowance for Loan Losses

The following table presents, by class, the activity in the Allowance for Loan Losses (ALL) for the periods shown:

	Residential Real Estate 1-4 Family
	First	Junior Liens &		Commercial
(Dollars in thousands)	Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total

ALL at March 31, 2019	$487	$132	$152	$5,906	$4,562	$72	$1,370	$12,681
Charge-offs	(1)	—	—	(123)	(14)	(25)	—	(163)
Recoveries	2	1	—	20	9	3	—	35
Provision	(51)	(20)	10	64	(43)	45	(5)	—
ALL at June 30, 2019	$437	$113	$162	$5,867	$4,514	$95	$1,365	$12,553

ALL at December 31, 2018	$491	$133	$108	$5,698	$4,511	$70	$1,404	$12,415
Charge-offs	(34)	(1)	(3)	(186)	(75)	(51)	—	(350)
Recoveries	3	1	—	21	51	13	—	89
Provision	(23)	(20)	57	334	27	63	(39)	399
ALL at June 30, 2019	$437	$113	$162	$5,867	$4,514	$95	$1,365	$12,553

ALL at March 31, 2018	$1,043	$320	$260	$6,698	$2,073	$104	$1,491	$11,989
Charge-offs	-	—	—	—	(8,736)	(29)	—	(8,765)
Recoveries	-	—	—	16	108	5	—	129
Provision	(21)	(2)	22	314	8,788	27	1	9,129
ALL at June 30, 2018	$1,022	$318	$282	$7,028	$2,233	$107	$1,492	$12,482

ALL at December 31, 2017	$1,060	$330	$224	$6,526	$2,110	$105	$1,437	$11,792
Charge-offs	-	—	—	—	(8,736)	(55)	—	(8,791)
Recoveries	1	—	—	16	116	19	—	152
Provision	(39)	(12)	58	486	8,743	38	55	9,329
ALL at June 30, 2018	$1,022	$318	$282	$7,028	$2,233	$107	$1,492	$12,482

The following table presents, by class, loans that were evaluated for the ALL under the specific reserve (individually) and those that were evaluated under the general reserve (collectively) and the amount of the ALL established in each class as of June 30, 2019 and December 31, 2018:

	Residential Real Estate 1-4 Family
	First	Junior Liens &		Commercial
(Dollars in thousands)	Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total

June 30, 2019
Loans evaluated for ALL:
Individually	$397	$—	$647	$12,566	$—	$—	$—	$13,610
Collectively	145,874	45,632	13,441	493,087	264,862	5,951	—	968,847
Total	$146,271	$45,632	$14,088	$505,653	$264,862	$5,951	$—	$982,457

ALL established for loans evaluated:
Individually	$—	$—	$—	$—	$—	$—	$—	$—
Collectively	437	113	162	5,867	4,514	95	1,365	12,553
ALL at June 30, 2019	$437	$113	$162	$5,867	$4,514	$95	$1,365	$12,553

December 31, 2018
Loans evaluated for ALL:
Individually	$405	$—	$455	$10,099	$181	$—	$—	$11,140
Collectively	148,495	47,220	9,770	477,881	273,873	4,996	—	962,235
Total	$148,900	$47,220	$10,225	$487,980	$274,054	$4,996	$—	$973,375

ALL established for loans evaluated:
Individually	$—	$—	$—	$—	$—	$—	$—	$—
Collectively	491	133	108	5,698	4,511	70	1,404	12,415
ALL at December 31, 2018	$491	$133	$108	$5,698	$4,511	$70	$1,404	$12,415

The following table shows additional information about those loans considered to be impaired at June 30, 2019 and December 31, 2018:

	Impaired Loans
	With No Allowance		With Allowance
(Dollars in thousands)		Unpaid		Unpaid
	Recorded	Principal	Recorded	Principal	Related
June 30, 2019	Investment	Balance	Investment	Balance	Allowance
Residential Real Estate 1-4 Family
First liens	$776	$776	$—	$—	$—
Junior liens and lines of credit	26	26	—	—	—
Total	802	802	—	—	—
Residential real estate - construction	647	729	—	—	—
Commercial real estate	12,765	13,374	—	—	—
Commercial	145	163	—	—	—
Total	$14,359	$15,068	$—	$—	$—

December 31, 2018
Residential Real Estate 1-4 Family
First liens	$871	$958	$—	$—	$—
Junior liens and lines of credit	49	49	—	—	—
Total	920	1,007	—	—	—
Residential real estate - construction	455	531	—	—	—
Commercial real estate	10,236	10,808	—	—	—
Commercial	315	9,763	—	—	—
Total	$11,926	$22,109	$—	$—	$—

The following table shows the average of impaired loans and related interest income for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30, 2019		June 30, 2019
	Average	Interest	Average	Interest
(Dollars in thousands)	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Residential Real Estate 1-4 Family
First liens	$779	$11	$813	$21
Junior liens and lines of credit	26	1	35	1
Total	805	12	848	22
Residential real estate - construction	651	—	652	—
Commercial real estate	13,242	102	13,368	204
Commercial	147	—	138	—
Total	$14,845	$114	$15,006	$226

	Three Months Ended		Six Months Ended
	June 30, 2018		June 30, 2018
	Average	Interest	Average	Interest
(Dollars in thousands)	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Residential Real Estate 1-4 Family
First liens	$831	$11	$818	$22
Junior liens and lines of credit	1,045	4	995	10
Total	1,876	15	1,813	32
Residential real estate - construction	463	—	465	—
Commercial real estate	10,008	100	10,072	199
Commercial	11,835	—	5,927	—
Total	$24,182	$115	$18,277	$231

The following table presents the aging of payments of the loan portfolio:

(Dollars in thousands)		Loans Past Due and Still Accruing					Total
	Current	30-59 Days	60-89 Days	90 Days+	Total	Non-Accrual	Loans
June 30, 2019
Residential Real Estate 1-4 Family
First liens	$145,271	$476	$416	$28	$920	$80	$146,271
Junior liens and lines of credit	45,440	121	45	—	166	26	45,632
Total	190,711	597	461	28	1,086	106	191,903
Residential real estate - construction	13,441	—	—	—	—	647	14,088
Commercial real estate	499,291	634	982	332	1,948	4,414	505,653
Commercial	264,409	128	180	—	308	145	264,862
Consumer	5,918	29	4	—	33	—	5,951
Total	$973,770	$1,388	$1,627	$360	$3,375	$5,312	$982,457

December 31, 2018
Residential Real Estate 1-4 Family
First liens	$148,183	$322	$202	$113	$637	$80	$148,900
Junior liens and lines of credit	47,040	131	—	26	157	23	47,220
Total	195,223	453	202	139	794	103	196,120
Residential real estate - construction	9,572	—	198	—	198	455	10,225
Commercial real estate	481,774	1,343	3,323	113	4,779	1,427	487,980
Commercial	273,534	65	40	100	205	315	274,054
Consumer	4,933	46	12	5	63	—	4,996
Total	$965,036	$1,907	$3,775	$357	$6,039	$2,300	$973,375

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

	Pass	Special Mention	Substandard	Doubtful
(Dollars in thousands)	(1-5)	(6)	(7)	(8)	Total

June 30, 2019
Residential Real Estate 1-4 Family
First liens	$145,945	$—	$326	$—	$146,271
Junior liens and lines of credit	45,606	—	26	—	45,632
Total	191,551	—	352	—	191,903
Residential real estate - construction	13,441	—	647	—	14,088
Commercial real estate	497,767	—	7,886	—	505,653
Commercial	263,895	—	967	—	264,862
Consumer	5,951	—	—	—	5,951
Total	$972,605	$—	$9,852	$—	$982,457

December 31, 2018
Residential Real Estate 1-4 Family
First liens	$148,453	$—	$447	$—	$148,900
Junior liens and lines of credit	47,171	—	49	—	47,220
Total	195,624	—	496	—	196,120
Residential real estate - construction	9,572	—	653	—	10,225
Commercial real estate	479,969	660	7,351	—	487,980
Commercial	272,959	—	1,095	—	274,054
Consumer	4,991	—	5	—	4,996
Total	$963,115	$660	$9,600	$—	$973,375

The following table presents information on the Bank’s Troubled Debt Restructuring (TDR) loans:

					Troubled Debt Restructurings
					Within the Last 12 Months
					That Have Defaulted
(Dollars in thousands)	Troubled Debt Restructurings				On Modified Terms
	Number of	Recorded			Number of	Recorded
	Contracts	Investment	Performing*	Nonperforming*	Contracts	Investment
June 30, 2019
Residential real estate - construction	1	$449	$449	$—	—	$—
Residential real estate	4	667	667	—	—	—
Commercial real estate	11	9,594	9,594	—	—	—
Total	16	$10,710	$10,710	$—	—	$—

December 31, 2018
Residential real estate - construction	1	$455	$—	$455	—	$—
Residential real estate	4	678	678	—	—	—
Commercial real estate	11	10,099	8,809	1,290	—	—
Total	16	$11,232	$9,487	$1,745	—	$—

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

The Corporation leases various assets in the course of its operations that are subject to recognition under the new standard. The Corporation considers all of its leases to be operating leases and it has no finance leases. The leased assets are comprised of equipment, and buildings and land (collectively real estate).  The equipment leases are shorter-term than the real estate leases, and generally have a fixed payment over a defined term without renewal options. Certain equipment leases have purchase options and it was determined the option was not reasonably certain to be exercised.  The real estate leases are longer-term and may contain renewal options after the initial term, but none of the real estate leases contain a purchase option. The renewal options on real estate leases were reviewed and if it was determined the option was reasonably certain to be renewed, the option term was considered in the determination of the lease liability.  There is only one real estate lease with a variable payment based on an index included in the lease liability. None of the leases contain any restrictive covenants and there are no significant leases that have not yet commenced.  The discount rate used to determine the lease liability is based on the Bank’s fully secured borrowing rate from the Federal Home Loan Bank for a term similar to the lease term.  Adoption of the new standard did not affect the Corporation’s status as a “well-capitalized” institution.  The Corporation has one real estate lease to a related party with a liability value of $1.8 million.  Operating lease expense is included in net occupancy expense in the consolidated statements of income. See Note 1 for additional information on the adoption of the new standard.

Lease costs for the three and six months ended June  30, 2019 were as follows:

	Three Months Ended	Six Months Ended
(Dollars in thousands)	June 30, 2019	June 30, 2019
Operating lease cost	$184	$372
Short-term lease cost	3	9
Variable lease cost	12	23
Total lease cost	$199	$404

Cash paid for amounts included in the measurement of lease liabilities and the weighted-average remaining lease term and discount rate were as follows:

Six Months Ended
(Dollars in thousands)	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$249

Weighted-average remaining lease term (years)	13.0
Weighted-average discount rate	3.51%

As of June  30, 2019, the future minimum payments for operating leases having initial or remaining lease terms in excess of one year were as follows:

(Dollars in thousands)

2019	$352
2020	674
2021	651
2022	567
2023	527
2024 and beyond	4,380
Total undiscounted cash flows	7,151
Discounted cash flows	(1,481)
Total lease liability	$5,670

Note 8. Other Real Estate Owned

Changes in other real estate owned were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2019	2018	2019	2018
Balance at beginning of the period	$2,684	$2,592	$2,684	$2,598
Additions	—	105	—	105
Proceeds from dispositions	—	(32)	—	(32)
Loss on sales, net	—	—	—	—
Valuation adjustment	—	—	—	(6)
Balance at the end of the period	$2,684	$2,665	$2,684	$2,665

Note 9. Pension

The components of pension expense for the periods presented are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2019	2018	2019	2018
Components of net periodic cost:
Service cost	$81	$90	$161	$180
Interest cost	157	138	315	276
Expected return on plan assets	(272)	(279)	(542)	(558)
Recognized net actuarial loss	134	176	286	352
Net period cost	$100	$125	$220	$250

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

The fair value of the Corporation's financial instruments are as follows:

	June 30, 2019
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets, carried at cost:
Cash and cash equivalents	$82,447	$82,447	$82,447	$—	$—
Restricted stock	465	465	—	465	—
Loans held for sale	692	692		692
Net loans	969,904	959,048	—	—	959,048
Accrued interest receivable	4,246	4,246	—	4,246	—

Financial assets, available for sale
Debt securities	129,422	129,422	—	129,422	—

Financial assets, fair value
Equity securities	390	390	390	—	—

Financial liabilities:
Deposits	$1,113,049	$1,113,351	$—	$1,113,351	$—
Accrued interest payable	411	411	—	411	—

	December 31, 2018
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets, carried at cost:
Cash and cash equivalents	$52,957	$52,957	$52,957	$—	$—
Restricted stock	452	452	—	452	—
Loans held for sale	118	118	—	118	—
Net loans	960,960	941,930	—	—	941,930
Accrued interest receivable	4,103	4,103	—	4,103	—

Financial assets, available for sale
Debt securities	131,472	131,472	—	131,472	—

Financial assets, fair value
Equity securities	374	374	374	—	—

Financial liabilities:
Deposits	$1,082,629	$1,082,425	$—	$1,082,425	$—
Accrued interest payable	193	193	—	193	—

Recurring Fair Value Measurements

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2019 and December 31, 2018 are as follows:

(Dollars in Thousands	Fair Value at June 30, 2019
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities, at fair value	$390	$—	$—	$390

Available for sale:
U.S. Government and Agency securities	—	10,555	—	10,555
Municipal securities	—	60,894	—	60,894
Trust Preferred Securities	—	3,896	—	3,896
Agency mortgage-backed securities	—	46,925	—	46,925
Private-label mortgage-backed securities	—	476	—	476
Asset-backed securities	—	6,676	—	6,676
Total assets	$390	$129,422	$—	$129,812

(Dollars in Thousands)	Fair Value at December 31, 2018
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities, at fair value	$374	$—	$—	$374

Available for sale:
U.S. Government and Agency securities	—	9,076	—	9,076
Municipal securities	—	67,647	—	67,647
Trust Preferred Securities	—	3,758	—	3,758
Agency mortgage-backed securities	—	44,658	—	44,658
Private-label mortgage-backed securities	—	488	—	488
Asset-backed securities	—	5,845	—	5,845
Total assets	$374	$131,472	$—	$131,846

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

Nonrecurring Fair Value Measurements

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2018 was as follows:

(Dollars in Thousands)	Fair Value at June 30, 2019
Asset Description	Level 1	Level 2	Level 3	Total
Impaired loans (1)	$—	$—	$2,971	$2,971
Total assets	$—	$—	$2,971	$2,971

(Dollars in Thousands)	Fair Value at December 31, 2018
Asset Description	Level 1	Level 2	Level 3	Total
Other real estate owned (1)	$—	$—	$71	$71
Total assets	$—	$—	$71	$71
(1)	Includes assets directly charged-down to fair value during the year-to-date period.

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

Other real estate: The fair value of other real estate, upon initial recognition, is estimated using Level 2 inputs within the fair value hierarchy based on observable market data and Level 3 inputs based on customized discounting criteria.  In connection with the measurement and initial recognition of these assets, the Corporation recognizes charge-offs through the allowance for loan losses.  Subsequent charge-offs are recognized as an expense.

The Corporation did not record any liabilities at fair value for which measurement of the fair value was made on a nonrecurring basis at June 30, 2019 and December 31, 2018. For financial assets and liabilities measured at fair value on a recurring basis, there were no transfers of financial assets or liabilities between Level 1 and Level 2 during the period ending June 30, 2019.

The following table presents additional quantitative information about Level 3 assets measured at fair value on a nonrecurring basis:

(Dollars in Thousands)				Range
June 30, 2019	Fair Value	Valuation Technique	Unobservable Input	(Weighted Average)
Impaired loans (1)	$2,971	Appraisal	Appraisal Adjustments (2)	11% - 48% (34%)
			Cost to sell	0% - 8% (8%)
(Dollars in Thousands)
December 31, 2018	Fair Value	Valuation Technique	Unobservable Input	Weighted Average
Other real estate owned (1)	$71	Appraisal	Cost to sell	8% (8%)

(1) Includes assets directly charged-down to fair value during the year-to-date period.
(2) Qualitative adjustments are discounts specific to each asset and are made as needed.

Note 11. Capital Ratios

Capital adequacy is currently defined by regulatory agencies through the use of several minimum required ratios.  In July 2013, Federal banking regulators approved the final rules from the Basel Committee on Banking Supervision for the regulation of capital requirements for bank holding companies and U.S banks, generally referred to as “Basel III.” The Basel III standards were effective for the Corporation and the Bank, effective January 1, 2015 (subject to a phase-in period for certain provisions).  Basel III imposes significantly higher capital requirements and more restrictive leverage and liquidity ratios than those previously in place.  The capital ratios to be considered “well capitalized” under Basel III are: (1) Common Equity Tier 1 (CET1) of 6.5%, (2) Tier 1 Leverage of 5%, (3) Tier 1 Risk-Based Capital of 8%, and (4) Total Risk-Based Capital of 10%.  The CET1 ratio is a new capital ratio under Basel III and the Tier 1 risk-based capital ratio of 8% has been increased from 6%. The rules also include changes in the risk weights of certain assets to better reflect credit and other risk exposures. In addition, a capital conservation buffer was phased-in beginning January 1, 2016 at 0.625%,  1.25% for 2017, 1.875% for 2018 and 2.50% for 2019 and thereafter.  The capital conservation buffer will be applicable to all of the capital ratios except for the Tier1 Leverage ratio. The capital conservation buffer is equal to the lowest value of the three applicable capital ratios less the regulatory minimum for each respective capital measurement.  The Bank’s capital conservation buffer at June 30, 2019 was 7.19% (total risk-based capital 15.19% less 8.00%) compared to the 2019 regulatory buffer of 2.50%.  Compliance with the capital conservation buffer is required in order to avoid limitations to certain capital distributions and is in addition to the Basel III capital requirements.  As of June 30, 2019, the Bank was “well capitalized’ under the Basel III requirements.

The following table summarizes the Basel III regulatory capital requirements and results as of June 30, 2019 and December 31, 2018 for the Corporation and the Bank:

			Regulatory Ratios
			Adequately	Well
	June 30,	December 31,	Capitalized	Capitalized
(Dollars in thousands)	2019	2018	Minimum	Minimum

Common Equity Tier 1 Risk-based Capital Ratio (1)
Franklin Financial Services Corporation	13.93%	13.96%	4.500%	N/A
Farmers & Merchants Trust Company	13.77%	13.80%	4.500%	6.50%

Tier 1 Risk-based Capital Ratio (2)
Franklin Financial Services Corporation	13.93%	13.96%	6.000%	N/A
Farmers & Merchants Trust Company	13.77%	13.80%	6.000%	8.00%

Total Risk-based Capital Ratio (3)
Franklin Financial Services Corporation	15.19%	15.21%	8.000%	N/A
Farmers & Merchants Trust Company	15.02%	15.06%	8.000%	10.00%

Tier 1 Leverage Ratio (4)
Franklin Financial Services Corporation	9.63%	9.78%	4.000%	N/A
Farmers & Merchants Trust Company	9.52%	9.68%	4.000%	5.00%

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

•

Asset management fees are generally assessed based on a tiered fee schedule, based on the value of assets under management, and are recognized monthly when the service obligation is completed. Fees recognized were $1.5 million for the second quarter of 2019 and $1.3 million for the second quarter of 2018. Asset management fees year-to-date as of June 30 were $2.8 million for 2019 and $2.6 million for 2018.

•

Fees for estate management services are based on the estimated fair value of the estate. These fees are generally recognized monthly over an 18 month period that Management has determined to represent the average time to fulfill the performance obligations of the contract. Management has the discretion to adjust this time period as needed based upon the nature and complexity of an individual estate. Fees recognized were $84 thousand for the second quarter of 2019, compared to $81 thousand for the second quarter of 2018.    Estate management fees year-to-date as of June 30 were $154 thousand in 2019 and $142 thousand in 2018.

•

Commissions from the sale of investment and insurance products are recognized upon the completion of the transaction.  Commissions recognized were $67 thousand for the second quarter of 2019 and $76 thousand for 2018.  Year-to-date commissions as of June 30 were $135 thousand for 2019 and $144 thousand for 2018

Loan Service Charges – these represent fees on loans for services or charges that occur after the loan has been booked, for example, late payment fees. These also include fees for mortgages settled for a third party mortgage company.

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

The Bank had the following outstanding commitments for the periods presented:

	June 30,	December 31,
(Dollars in thousands)	2019	2018
Financial instruments whose contract amounts represent credit risk
Commercial commitments to extend credit	$270,082	$216,913
Consumer commitments to extend credit (secured)	51,252	49,221
Consumer commitments to extend credit (unsecured)	5,392	5,605
	$326,726	$271,739
Standby letters of credit	$27,382	$25,429

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

Standby letters of credit are instruments issued by the Bank, which guarantee the beneficiary payment by the Bank in the event of default by the Bank’s customer in the nonperformance of an obligation or service.  Most standby letters of credit are extended for one-year periods.  Generally, the credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank holds collateral supporting those commitments for which collateral is deemed necessary primarily in the form of certificates of deposit and liens on real estate. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  As of June 30, 2018, the Bank established a $2.4 million allowance against letters of credit issued in connection with a commercial borrower that declared bankruptcy in the second quarter of 2018 which remains at June  30, 2019.  Except for the liability recorded for standby letters of credit, liabilities for credit loss associated with off-balance sheet commitments were not material at June  30, 2019 and December 31, 2018.

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

In management’s opinion, we do not anticipate, at the present time, that the ultimate aggregate liability, if any, arising out of all litigation to which the Corporation is a party at this time will have a material adverse effect on our financial position.  We cannot now determine, however, whether or not any claim asserted against us will have a material adverse effect on our results of operations in any future reporting period, which will depend on, amount other things, the amount of loss resulting from the claim and the amount of income otherwise reported for the reporting period.  Thus, at June  30, 2019, we are unable to provide an evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss with respect to such other matters and, accordingly, have not yet established any specific accrual for such other matters.

No material proceedings are pending or are known to be threatened or contemplated against us by governmental authorities.

Management’s Discussion and Analysis of Results of Operations and Financial Condition

For the Three and Six Months Ended June  30, 2019 and 2018

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

Results of Operations

Summary

Reported net income of $4.0 million for the second quarter and $7.2 million year-to-date

•

Diluted earnings per share increased to $.90 for the second quarter, from -$1.18 in the second quarter of 2018.  Year-to-date diluted earnings per share was $1.63 compared to -$.38 for the same period in 2018.

•	Net interest income increased $464 thousand quarter over quarter and $1.1 million year over year due to the growth in interest income which outpaced higher interest expense.
•

A provision for loan loss expense was not recorded during the second quarter of 2019; however, due to slower loan growth, the Bank maintained an allowance coverage ratio of 1.28%, which was unchanged from year-end 2018. For the first six months of 2019, the provision for loan loss expense was $399 thousand. The provision for loan loss expense for the second quarter and year-to-date periods in 2018 was affected by the impairment charges on the loan participation initially reported in our current report on Form 8-K filed May 31, 2018.

•

Noninterest income increased $475 thousand quarter over quarter and $493 year over year primarily from asset management fees in the Bank’s Investment and Trust Services department ($183 thousand) and gains from the sale of debt securities ($229 thousand).

•

Noninterest expense decreased $1.6 million quarter over quarter and $820 thousand year over year primarily from the $2.4 million provision expense for credit losses on off-balance sheet exposures in 2018 for the participation, which was offset by increases in salaries and benefits, audit related costs and a building feasibility study.

Total assets were $1.252 billion at June  30, 2019, an increase of $42.6 million from the 2018 year-end balance of $1.210 billion

•	The loan portfolio increased approximately $9.1 million due to growth in commercial real estate loans for land development.
•	A lease liability and a right-of-use asset of $6.2 million were initially recognized in 2019.
•	Deposits increased $30.4 million primarily in interest-bearing commercial deposits.

•

Shareholders’ equity increased $5.5 million due to net income of $7.2 million and a $1.9 million increase in other comprehensive income for the year, partially offset by year-to-date dividends of $2.5 million.

Key performance ratios as of, or for the six months ended June 30, 2019 and 2018 and the year ended December 31, 2018 are listed below:

	June 30,	December 31,	June 30,
	2019	2018	2018
(Dollars in thousands, except per share)

Balance Sheet Highlights
Total assets	$1,252,141	$1,209,587	$1,177,541
Investment and equity securities	129,812	131,846	128,302
Loans, net	969,904	960,960	954,814
Deposits	1,113,049	1,082,629	1,057,680
Shareholders' equity	123,914	118,396	111,172

Summary of Operations
Interest income	$24,383	$44,868	$21,541
Interest expense	3,493	4,214	1,749
Net interest income	20,890	40,654	19,792
Provision for loan losses	399	9,954	9,329
Net interest income after provision for loan losses	20,491	30,700	10,463
Noninterest income	6,862	12,629	6,369
Noninterest expense	19,017	37,369	19,837
Income before income taxes	8,336	5,960	(3,005)
Federal income tax (benefit) expense	1,115	(165)	(1,326)
Net income	$7,221	$6,125	$(1,679)

Performance Measurements
Return on average assets*	1.18%	0.52%	-0.29%
Return on average equity*	12.02%	5.34%	-2.89%
Return on average tangible equity (1)*	13.00%	5.80%	-3.13%
Efficiency ratio (1)	67.34%	68.27%	73.96%
Net interest margin*	3.80%	3.78%	3.75%

Shareholders' Value (per common share)
Diluted earnings per share	$1.63	$1.39	$(0.38)
Basic earnings per share	1.64	1.40	(0.38)
Regular cash dividends declared	0.57	1.05	0.51
Book value	28.21	26.85	25.36
Tangible book value (1)	26.21	24.81	23.31
Market value (2)	38.24	31.50	34.25
Market value/book value ratio	135.55%	117.32%	135.06%
Price/earnings multiple*	11.73	22.66	N/A
Current quarter dividend yield	3.14%	3.43%	3.15%
Dividend payout ratio year-to-date	34.75%	75.07%	-132.58%

Safety and Soundness
Risk-based capital ratio (Total)	15.19%	15.21%	14.51%
Leverage ratio (Tier 1)	9.63%	9.78%	9.32%
Common equity ratio (Tier 1)	13.93%	13.96%	13.25%
Nonperforming loans/gross loans	0.59%	0.27%	0.59%
Nonperforming assets/total assets	0.68%	0.44%	0.71%
Allowance for loan losses as a % of loans	1.28%	1.28%	1.29%
Net loans charged-off/average loans*	0.05%	0.97%	1.82%

Assets under Management
Trust assets under management (fair value)	$763,237	$684,825	$695,860
Held at third-party brokers (fair value)	125,448	122,213	134,366

*Year-to-date annualized

(1)   See the section titled “GAAP versus Non-GAAP Presentation” that follows.

(2) Based on the closing price of FRAF as quoted on the Nasdaq Capital Market for June 30, 2019, and the OTCQX for all prior periods.

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

(Dollars in thousands, except per share)	Six Months Ended	Twelve Months Ended	Six Months Ended
	June 30, 2019	December 31, 2018	June 30, 2018
Return on Tangible Equity (non-GAAP)
Net income	$7,221	$6,125	$(1,679)

Average shareholders' equity	120,128	114,625	116,194
Less average intangible assets	(9,016)	(9,016)	(9,016)
Average shareholders' equity (non-GAAP)	111,112	105,609	107,178

Return on average tangible equity (non-GAAP)*	13.00%	5.80%	-3.13%

Tangible Book Value (per share) (non-GAAP)
Shareholders' equity	$123,914	$118,396	$111,172
Less intangible assets	(9,016)	(9,016)	(9,016)
Shareholders' equity (non-GAAP)	114,898	109,380	102,156

Shares outstanding (in thousands)	4,383	4,409	4,383

Tangible book value (non-GAAP)	26.21	24.81	23.31

Efficiency Ratio
Noninterest expense	$19,017	$37,369	$19,837

Net interest income	20,890	40,654	19,792
Plus tax equivalent adjustment to net interest income	756	1,522	751
Plus noninterest income, net of securities transactions	6,593	12,564	6,279
Total revenue	28,239	54,740	26,822

Efficiency ratio (Noninterest expense/total revenue)	67.34%	68.27%	73.96%

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

Comparison of the three months ended June 30, 2019 to the three months ended June 30, 2018:

Tax equivalent net interest income increased $449 thousand to $10.9 million in the second quarter of 2019 compared to $10.5 million in the same period in 2018.  Balance sheet volume contributed $346 thousand to this increase and $103 thousand was the result of changes in rates.

The following table presents average balances, tax-equivalent (T/E) interest income, and yields earned or rates paid on the assets or liabilities.  All nontaxable interest income has been adjusted to a tax-equivalent basis using a tax rate of 21%.

	For the Three Months Ended June 30,
	2019			2018

	Average	Income or	Average	Average	Income or	Average
(Dollars in thousands)	balance	expense	yield/rate	balance	expense	yield/rate

Interest-earning assets:
Interest-bearing obligations of other
banks and federal funds sold	$66,267	$403	2.44%	$21,719	$100	1.85%
Investment securities:
Taxable	85,825	587	2.74%	84,945	532	2.51%
Tax Exempt	41,913	353	3.38%	47,438	372	3.13%
Investments	127,738	940	2.95%	132,383	904	2.74%
Loans:
Commercial, industrial and agricultural	836,751	9,754	4.63%	814,206	8,817	4.30%
Residential mortgage	69,806	741	4.25%	70,404	720	4.09%
Home equity loans and lines	64,808	839	5.19%	68,963	818	4.76%
Consumer	5,771	87	6.05%	5,062	77	6.10%
Loans	977,136	11,421	4.65%	958,635	10,432	4.33%
Total interest-earning assets	1,171,141	$12,764	4.37%	1,112,737	$11,436	4.12%
Other assets	71,890			63,883
Total assets	$1,243,031			$1,176,620

Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$318,412	$302	0.38%	$298,987	$220	0.30%
Money Management	414,949	1,066	1.03%	405,167	529	0.52%
Savings	82,977	106	0.51%	83,171	76	0.37%
Time	93,927	359	1.53%	68,105	127	0.75%
Total interest-bearing deposits	910,265	1,833	0.81%	855,430	952	0.45%

Other borrowings	—	—	—	392	2	2.14%
Total interest-bearing liabilities	910,265	1,833	0.81%	855,822	954	0.45%
Noninterest-bearing deposits	196,355			192,403
Other liabilities	14,960			11,151
Shareholders' equity	121,451			117,244
Total liabilities and shareholders' equity	$1,243,031			$1,176,620
T/E net interest income/Net interest margin		10,931	3.74%		10,482	3.78%
Tax equivalent adjustment		(368)			(383)
Net interest income		$10,563			$10,099

Net Interest Spread			3.56%			3.67%
Cost of Funds			0.66%			0.37%

Provision for Loan Losses

Following its second quarter assessment and analysis,  the Bank took no  provision for loan loss expense for the second quarter due to slower loan growth, compared to $9.1 million in 2018.  During the second quarter of 2018, $8.7 million of a loan participation was charged-off resulting in an increase in the provision for loan loss expense to replenish the allowance for loan losses.  For more information refer to the Loan Quality and Allowance for Loan Losses discussion in the Financial Condition section.

Noninterest Income

For the second quarter of 2019, noninterest income increased $475 thousand from the same period in 2018.  Investment and trust service fees increased due to growth in assets under management.  Deposit service charges increased due to a higher volume of account analysis fees and retail checking fees, partially offset by lower fees from the Bank’s overdraft protection program. Other service charges and fees were higher from increased income from the Bank’s merchant card and credit card programs, as well as ATM fees. Debit card income was higher due to an increase in transaction volume.  Gains on the sale of debt securities increased $177 thousand, as the Bank sold municipal bonds due to improved market conditions and in part to offset the expense of a building feasibility study and certain audit related costs in the second quarter of 2019.  The change in the fair value of equity investments recorded through income was a gain of $13 thousand compared to a loss of $7 thousand in the same period in 2018.

The following table presents a comparison of noninterest income for the three months ended June 30, 2019 and 2018

	For the Three Months Ended
	June 30,		Change
(Dollars in thousands)	2019	2018	Amount	%
Noninterest Income
Investment and trust services fees	$1,647	$1,464	$183	12.5
Loan service charges	228	217	11	5.1
Deposit service charges and fees	603	574	29	5.1
Other service charges and fees	381	353	28	7.9
Debit card income	464	417	47	11.3
Increase in cash surrender value of life insurance	128	129	(1)	(0.8)
Debt securities gains, net	229	52	177	340.4
Change in fair value of equity securities	13	(7)	20	(285.7)
Other	3	22	(19)	(86.4)
Total noninterest income	$3,696	$3,221	$475	14.7

Noninterest Expense

Noninterest expense for the second quarter of 2019 decreased $1.6 million compared to the same period in 2018.  The increase in salaries and benefits was primarily due to an increase in salary expense ($351 thousand) from merit increases and incentive plans ($32 thousand), offset by a decrease in health insurance expense ($160 thousand) compared to the same period in 2018. Marketing increased due to digital and social marketing initiatives.  Data processing increased due to increased mobile banking offerings and software purchased to improve processes and create efficiencies.    FDIC insurance expense decreased due to a reduction in the Bank’s base assessment rate.  As of June 30, 2018, the Bank established a $2.4 million allowance against letters of credit issued in connection with a commercial borrower that declared bankruptcy in the second quarter of 2018 which remains at June 30, 2019. Other expenses increased related to the expense of a building feasibility study.

The following table presents a comparison of noninterest expense for the three months ended June 30, 2019 and 2018

	For the Three Months Ended
(Dollars in thousands)	June 30,		Change
Noninterest Expense	2019	2018	Amount	%
Salaries and benefits	$5,355	$5,096	$259	5.1
Net occupancy	858	787	71	9.0
Advertising	481	341	140	41.1
Legal and professional	471	442	29	6.6
Data processing	738	604	134	22.2
Pennsylvania bank shares tax	243	234	9	3.8
FDIC insurance	115	164	(49)	(29.9)
ATM/debit card processing	247	237	10	4.2
Foreclosed real estate	(12)	41	(53)	(129.3)
Telecommunications	107	124	(17)	(13.7)
Provision for credit losses on off-balance sheet exposures	—	2,361	(2,361)	(100.0)
Other	1,003	757	246	32.5
Total noninterest expense	$9,606	$11,188	$(1,582)	(14.1)

Provision for Income Taxes

For the second quarter, the Corporation recorded a Federal income tax expense of $669 thousand compared to a tax benefit of $1.8 million for the same quarter in  2018.  The tax benefit was the result of a pre-tax loss due to the large provision for loan loss expense to replenish the allowance for loan losses from the $8.7 million loan participation charge-off in the second quarter of 2018.  The effective tax rate for the second quarter of 2019 was 14.4%. The federal statutory tax rate is 21% for 2019 and 2018.

Comparison of the six months ended June 30, 2019 to the six months ended June 30, 2018:

Tax equivalent net interest income increased $1.1 million to $21.6 million in the first half of 2019 compared to $20.5 million in the same period in 2018.  Balance sheet volume contributed $676 thousand to this increase and $427 thousand was the result of changes in rates.

The following table presents average balances, tax-equivalent (T/E) interest income, and yields earned or rates paid on the assets or liabilities.  All nontaxable interest income has been adjusted to a tax-equivalent basis using a tax rate of 21%.

	For the Six Months Ended June 30,
	2019			2018

	Average	Income or	Average	Average	Income or	Average
(Dollars in thousands)	balance	expense	yield/rate	balance	expense	yield/rate

Interest-earning assets:
Interest-bearing obligations of other
banks and federal funds sold	$40,831	$499	2.46%	$25,577	$218	1.72%
Investment securities:
Taxable	84,071	1,130	2.71%	85,859	1,051	2.47%
Tax Exempt	46,514	780	3.35%	45,854	716	3.12%
Investments	130,585	1,910	2.95%	131,713	1,767	2.71%
Loans:
Commercial, industrial and agricultural	837,326	19,398	4.62%	800,984	17,078	4.25%
Residential mortgage	69,637	1,492	4.28%	71,162	1,453	4.08%
Home equity loans and lines	65,391	1,671	5.15%	70,186	1,626	4.67%
Consumer	5,449	169	6.25%	5,069	150	5.97%
Loans	977,803	22,730	4.64%	947,401	20,307	4.28%
Total interest-earning assets	1,149,219	$25,139	4.41%	1,104,691	$22,292	4.07%
Other assets	69,815			63,366
Total assets	$1,219,034			$1,168,057

Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$307,161	$565	0.37%	$290,252	$397	0.28%
Money Management	419,932	2,112	1.01%	410,830	972	0.48%
Savings	82,072	213	0.52%	81,720	132	0.33%
Time	83,263	567	1.37%	69,769	246	0.71%
Total interest-bearing deposits	892,428	3,457	0.78%	852,571	1,747	0.41%

Other borrowings	2,678	36	2.61%	208	2	2.13%
Total interest-bearing liabilities	895,106	3,493	0.79%	852,779	1,749	0.41%
Noninterest-bearing deposits	190,117			184,794
Other liabilities	13,683			14,290
Shareholders' equity	120,128			116,194
Total liabilities and shareholders' equity	$1,219,034			$1,168,057
T/E net interest income/Net interest margin		21,646	3.80%		20,543	3.75%
Tax equivalent adjustment		(756)			(751)
Net interest income		$20,890			$19,792

Net Interest Spread			3.62%			3.66%
Cost of Funds			0.65%			0.34%

Provision for Loan Losses

Provision for loan loss expense for the first half was $399 thousand compared to $9.3 million in 2018.  During the second quarter of 2018, $8.7 million of a loan participation was charged-off resulting in an increase in the provision for loan loss expense to replenish the allowance for loan losses. For more information refer to the Loan Quality and Allowance for Loan Losses discussion in the Financial Condition section.

Noninterest Income

For the first half of 2019, noninterest income increased $493 thousand from the same period in 2018.  Investment and trust service fees increased due to growth in assets under management.  Loan service charges were less than the same period in 2018 due to a lower volume of commercial loan originations. Other service charges and fees were higher from increased income from the Bank’s merchant card and credit card programs as well as ATM fees. Debit card income was higher due to an increase in transaction volume.  Gains on the sale of debt securities increased $201 thousand, as the Bank sold municipal bonds due to improved market conditions and in part to offset the expense of a building feasibility and certain audit related costs. The change in the fair value of equity investments recorded through income was a gain of $16 thousand compared to a gain of $38 thousand in the same period in 2018.

The following table presents a comparison of noninterest income for the six months ended June 30, 2019 and 2018.

	For the Six Months Ended
	June 30,		Change
(Dollars in thousands)	2019	2018	Amount	%
Noninterest Income
Investment and trust services fees	$3,099	$2,861	$238	8.3
Loan service charges	431	449	(18)	(4.0)
Deposit service charges and fees	1,149	1,148	1	0.1
Other service charges and fees	734	686	48	7.0
Debit card income	866	802	64	8.0
Increase in cash surrender value of life insurance	255	257	(2)	(0.8)
Debt securities gains, net	253	52	201	386.5
Change in fair value of equity securities	16	38	(22)	(57.9)
Other	59	76	(17)	(22.4)
Total noninterest income	$6,862	$6,369	$493	7.7

Noninterest Expense

Noninterest expense for the first half of 2019 decreased $820 thousand compared to the same period in 2018.  The increase in salaries and benefits was primarily due to an increase in salary expense ($740 thousand) from merit increases and incentive plans ($122 thousand), offset by a decrease in health insurance ($147 thousand) compared to the same period in 2018. The increase in legal and professional fees was due to increased audit related costs for additional regulatory filings and the change to a new external audit firm during the second half of 2019. Data processing increased due to increased mobile banking offerings and software purchased to improve processes and create efficiencies. FDIC insurance expense decreased due to a reduction in the Bank’s base assessment rate.  As of June 30, 2018, the Bank established a $2.4 million allowance against letters of credit issued in connection with a commercial borrower that declared bankruptcy in the second quarter of 2018 which remains at June 30, 2019. Other expenses increased related to the expense of a building feasibility study, Nasdaq listing fee, increased director’s fees and recruiting fees.

The following table presents a comparison of noninterest expense for the six months ended June 30, 2019 and 2018.

	For the Six Months Ended
(Dollars in thousands)	June 30,		Change
Noninterest Expense	2019	2018	Amount	%
Salaries and employee benefits	$10,797	$10,082	$715	7.1
Net occupancy	1,715	1,602	113	7.1
Advertising	883	768	115	15.0
Legal and professional	901	771	130	16.9
Data processing	1,443	1,200	243	20.3
Pennsylvania bank shares tax	486	473	13	2.7
FDIC insurance	180	293	(113)	(38.6)
ATM/debit card processing	505	476	29	6.1
Foreclosed real estate	5	55	(50)	(90.9)
Telecommunications	211	232	(21)	(9.1)
Provision for credit losses on off-balance sheet exposures	—	2,361	(2,361)	(100.0)
Other	1,891	1,524	367	24.1
Total noninterest expense	$19,017	$19,837	$(820)	(4.1)

Provision for Income Taxes

For the first half of 2019, the Corporation recorded a Federal income tax expense of $1.1 million compared to a tax benefit of $1.3 million for the same period in  2018.   The tax benefit was the result of a pre-tax loss due to the large provision for loan loss expense to replenish the allowance for loan losses from the $8.7 million loan participation charge-off in 2018. The effective tax rate for 2019 was 13.4%. The federal statutory tax rate is 21% for 2019 and 2018.

Financial Condition

Cash and Cash Equivalents:

Cash and cash equivalents totaled $82.4 million at June  30, 2019, an increase of $29.4 million from the prior year-end balance of $53.0 million. The increase was mainly due to higher interest bearing balances at the Federal Reserve. Interest-bearing deposits are held primarily at the Federal Reserve ($54.4 million) and in short-term bank owned certificates of deposit ($9.2 million).

Investment Securities:

AFS Securities: The AFS securities portfolio has decreased $4.4 million on a cost basis, since year-end 2018. The composition of the portfolio has remained consistent with municipal securities and U.S. Agency mortgage-backed securities comprising the greatest portion of the portfolio at approximately 47% and 36% of the portfolio fair value, respectively.  The average life of the portfolio was 4.28 years.

The AFS securities portfolio had a net unrealized gain of $1.3 million at June 30, 2019 compared to a net unrealized loss of $1.1 million at the prior year-end.  The portfolio averaged $130.6 million with a yield of 2.95% for the first six months of 2019. This compares to an average of $131.7 million and a yield of 2.71% for the same period in 2018.

The municipal bond portfolio is well diversified geographically (issuers from within 27 states) and is comprised primarily of general obligation bonds (62.3%).  Many municipal bonds have credit enhancements in the form of private bond insurance or other credit support. The largest geographic municipal bond exposure is in the states of Texas (14.3%), New York (8.8%), and Indiana (7.4%).  The average rating of the municipal portfolio from Moody’s is AA.  No municipal bonds are rated below investment grade.

The unrealized loss in the municipal bond portfolio decreased to $46 thousand from $484 thousand at December 31, 2018 as interest rates rose during the year.  There are eight securities in this portfolio with an unrealized loss and the loss in this portfolio is deemed to be non-credit related and no other-than-temporary impairment charges have been recorded.

The trust preferred portfolio contains five securities with a fair value of $3.9 million and an unrealized loss of $189 thousand.  The trust-preferred securities held by the Bank are single entity issues, not pooled trust preferred securities.  Therefore, the impairment review of these securities is based only on the issuer and the security cannot be impaired by the performance of other issuers as if it was a pooled trust-preferred bond. All of the Bank’s trust preferred securities are single issue, variable rate notes with long maturities (2027 – 2028).  None of these bonds have suspended or missed a dividend payment. At June 30, 2019, the Bank believes it will be able to collect all interest and principal due on these bonds and no other-than-temporary-impairment charges were recorded.

Equity securities at Fair Value:  The Corporation owns one equity investment. At June 30, 2019 and December 31, 2018, this investment was reported at fair value of $390 thousand and $374 thousand, respectively, with changes in value reported through income.

Restricted Stock at Cost:  The Bank held $465 thousand of restricted stock at June 30, 2019.  Except for $30 thousand, this investment represents stock in FHLB Pittsburgh. The Bank is required to hold this stock to be a member of FHLB and it is carried at cost of $100 per share. The level of FHLB stock held is determined by FHLB and is comprised of a minimum membership amount plus a variable activity amount. FHLB stock is evaluated for impairment primarily based on an assessment of the ultimate recoverability of its cost. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support its operations.  There is not a public market for FHLB stock and the benefits of FHLB membership (e.g., liquidity and low cost funding) add value to the stock beyond purely financial measures. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment.

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

Total residential real estate loans decreased $4.2 million over year-end 2018,  as the Bank retained a lower percentage of its originations.  For the first six months of 2019, the Bank originated $16.8 million and sold $16.3 million in mortgages for a fee through a third party brokerage agreement. The Bank does not originate or hold any loans that would be considered sub-prime or Alt-A, and does not generally originate mortgages outside of its primary market area.

Residential real estate construction:  The largest component of this category represents loans to residential real estate developers ($10.6 million), while loans for individuals to construct personal residences totaled $3.5 million at June  30,

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

At June  30, 2019, the Bank had $20.0 million in real estate construction loans funded with an interest reserve and capitalized $130 thousand of interest in 2019 from these reserves on active projects.  These loans were comprised of $2.5 million in residential construction and $17.5 million in commercial construction. Real estate construction loans are monitored on a regular basis by either an independent third party inspector or the assigned loan officer depending on loan amount or complexity of the project. This monitoring process includes at a minimum, the submission of invoices and AIA documents (depending on the complexity of the project) detailing costs incurred by the borrower, on-site inspections, and a signature by the assigned loan officer for disbursement of funds.

Commercial real estate (CRE): This category includes commercial, industrial, farm and agricultural loans, where real estate serves as the primary collateral for the loans. Total commercial real estate loans increased to $505.7 million from $488.0 million at the end of 2018, an increase of $17.7 million.  The increase was primarily in land development loans.  The largest sectors (by collateral) in the commercial real estate category are: hotels and motels ($74.1 million), office buildings ($62.4 million), land development ($52.7 million), manufacturing facilities ($41.4 million) and warehouse facilities ($31.6 million).

Commercial (C&I): This category includes commercial, industrial, farm, agricultural, and municipal loans.  C&I loans decreased $9.2 million to $264.9 million at June  30, 2019, compared to $274.1 million at the end of 2018, primarily due to a $3.9 million tax free loan pay-off in the first quarter of 2019 and a $4.1 million pay-off in the second quarter. At June  30, 2019, the Bank had approximately $160 million in tax-free loans in the C&I portfolio. The largest sectors (by industry) in the commercial C&I category are: public administration ($83.1 million), utilities ($34.5 million), educational services ($25.2 million) and real estate rental and leasing ($16.4 million).  The Bank expects that commercial lending will continue to be the primary area of loan growth in the future via in-market lending.

Participations: The Bank may supplement its own commercial loan production by purchasing loan participations.  These participations are primarily located in south-central Pennsylvania. At June  30, 2019, the outstanding commercial participations accounted for 8.8%, or $86.1 million, of total gross loans compared to 9.6% and $93.4 million at December 31, 2018.  The Bank’s total exposure (including outstanding balances and unfunded commitments) to purchased participations is $108.9 million, compared to $120.4 million at December 31, 2018. The commercial loan participations are comprised of $19.2 million of C&I loans and $66.9 million of CRE loans, reported in the respective loan class. The above results indicate that Management has been executing its strategy to emphasize loan originations over purchasing participations.

Consumer loans: This category remained unchanged over year-end and is mainly comprised of unsecured personal lines of credit.

The following table presents a summary of loans outstanding, by class as of:

	June 30,	December 31,	Change
(Dollars in thousands)	2019	2018	Amount	%
Residential Real Estate 1-4 Family
Consumer first liens	$88,069	$89,673	$(1,604)	(1.8)
Commercial first lien	58,202	59,227	(1,025)	(1.7)
Total first liens	146,271	148,900	(2,629)	(1.8)

Consumer junior liens and lines of credit	40,754	42,504	(1,750)	(4.1)
Commercial junior liens and lines of credit	4,878	4,716	162	3.4
Total junior liens and lines of credit	45,632	47,220	(1,588)	(3.4)
Total residential real estate 1-4 family	191,903	196,120	(4,217)	(2.2)

Residential real estate - construction
Consumer	3,487	1,667	1,820	109.2
Commercial - land development	10,601	8,558	2,043	23.9
Total residential real estate construction	14,088	10,225	3,863	37.8

Commercial real estate	505,653	487,980	17,673	3.6
Commercial	264,862	274,054	(9,192)	(3.4)
Total commercial	770,515	762,034	8,481	1.1

Consumer	5,951	4,996	955	19.1
	982,457	973,375	9,082	0.9
Less: Allowance for loan losses	(12,553)	(12,415)	(138)	1.1
Net Loans	$969,904	$960,960	$8,944	0.9

Loan Quality:

Management utilizes a risk rating scale ranging from 1-Prime to 9-Loss to evaluate loan quality. This risk rating scale is used primarily for commercial purpose loans. Consumer purpose loans are identified as either a pass or substandard rating based on the performance status of the loans. Substandard consumer loans are loans that are 90 days or more past due and still accruing.  Loans rated 1 – 4 are considered pass credits. Loans that are rated 5 are pass credits, but have been identified as credits that are likely to warrant additional attention and monitoring. Loans rated 6-Special Mention or worse begin to receive enhanced monitoring and reporting by the Bank. Loans rated 7-Substandard or 8-Doubtful exhibit the greatest financial weakness and present the greatest possible risk of loss to the Bank. Nonaccrual loans are rated no better than 7-Substandard.   The following factors represent some of the factors used in determining the risk rating of a borrower: cash flow, debt coverage, liquidity, management, and collateral. Risk ratings, for pass credits, are generally reviewed annually for term debt and at renewal for revolving or renewing debt. The Bank monitors loan quality by reviewing three primary measurements: (1) loans rated 6-Special Mention or worse (collectively “watch list”), (2) delinquent loans, and (3) net-charge-offs.,

Watch list loans exhibit financial weaknesses that increase the potential risk of default or loss to the Bank. However, inclusion on the watch list, does not by itself, mean a loss is certain. The watch list totaled $9.9 million at quarter end, compared to $10.3 million at December 31, 2018. The watch list includes both performing and nonperforming loans.  It is comprised entirely of loans rated 7-Substandard. Included in the substandard total are $5.3 million of nonaccrual loans.  The credit composition of the watch list (loans rated 6, 7, or 8), by primary collateral is shown in Note 6 of the accompanying financial statements.

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

The Bank’s Loan Management Committee reviews these loans and risk ratings on a quarterly basis in order to proactively identify and manage problem loans. In addition, a committee meets monthly to discuss possible workout strategies for and all credits rated 7-Substandard or worse. Management also tracks other commercial loan risk measurements including high loan to value loans, concentrations, participations and policy exceptions and reports these to the Credit Risk Oversight Committee of the Board of Directors. The Bank also uses a third-party consultant to assist with internal loan review with a goal of reviewing 60% of commercial loans each year. The FDIC defines certain supervisory loan-to-value lending limits.  The Bank’s internal loan–to-value limits are all equal to, or have a lower loan-to-value limit, than the supervisory limits. However, in certain instances, the Bank may make a loan that exceeds the supervisory loan-to-value limit.  At June 30, 2019 the Bank had loans of $18.3 million (1.9% of gross loans) that exceeded the supervisory limit, the same percentage as at year-end 2018.

Loan quality has declined slightly since year-end 2018, as measured by the balance of nonaccrual loans.  Nonaccrual loans increased $3.0 million from year-end 2018 as one commercial real estate credit (current balance of $3.2 million) moved from 60-89 days past due to nonaccrual during the first quarter of 2019. Potential problem loans, defined as watch list loans less loans on nonaccrual or past due more than 90 days declined to $4.2 million at June 30, 2019 compared to $7.6 million at December 31, 2018 as a result of the commercial real estate loan moving to nonaccrual.  The following table presents a summary of nonperforming assets as of:

	June 30,	December 31,
(Dollars in thousands)	2019	2018

Nonaccrual loans
Residential Real Estate 1-4 Family
First liens	$80	$80
Junior liens and lines of credit	26	23
Total	106	103
Residential real estate - construction	647	455
Commercial real estate	4,414	1,427
Commercial	145	315
Total nonaccrual loans	5,312	2,300

Loans past due 90 days or more and still accruing
Residential Real Estate 1-4 Family
First liens	28	113
Junior liens and lines of credit	—	26
Total	28	139
Commercial real estate	332	113
Commercial	—	100
Consumer	—	5
Total loans past due 90 days or more and still accruing	360	357

Total nonperforming loans	5,672	2,657

Other real estate owned	2,684	2,684
Total nonperforming assets	$8,356	$5,341

Nonperforming loans to total gross loans	0.58%	0.27%
Nonperforming assets to total assets	0.67%	0.44%
Allowance for loan losses to nonperforming loans	221.32%	467.26%

The following table identifies the most significant loans in nonaccrual status. These two nonaccrual loans account for 85% of the total nonaccrual balance.

(Dollars in thousands)
		ALL	Nonaccrual	TDR			Collateral
	Balance	Reserve	Date	Status	Collateral	Location	Value (1)

Credit 1	$1,370	$—	Mar-12	Y	1st and 2nd liens on commercial real estate, residential real estate and business assets	PA	$2,995
Credit 2	3,169	—	Mar-19	N	land for residential development, residential and commercial real estate	PA	$3,574
	$4,539	$—

(1) Includes any estimated discount on appraised value and cost to sell.

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

In accordance with financial accounting standards, TDR loans are always considered impaired until they are paid off or in certain circumstances, refinanced.  However, an impaired TDR loan can be a performing loan.  Impaired loans increased to $14.4 million at quarter-end compared to $11.9 million at year-end 2018, primarily from the new nonaccrual loan previously discussed.

The following table shows the composition of impaired loans as of:

	June 30, 2019
(Dollars in thousands)	Nonaccrual		Accruing	Accruing	Total
	Non-TDR	TDR	TDR	Other (1)	Impaired
Residential Real Estate 1-4 Family
First liens	$80	$—	$667	$29	$776
Junior liens and lines of credit	26	—	—	—	26
Total	106	—	667	29	802
Residential real estate - construction	198	449	—	—	647
Commercial real estate	3,171	1,243	8,351	—	12,765
Commercial	145	—	—	—	145
Total	$3,620	$1,692	$9,018	$29	$14,359

(1) impaired consumer purpose loans not on nonaccrual

Allowance for Loan Losses:

Management monitors loan performance on a monthly basis and performs a quarterly evaluation of the adequacy of the allowance for loan losses (ALL). The ALL is determined by segmenting the loan portfolio based on the loan’s collateral. When calculating the ALL, consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, historical charge-offs, the adequacy of the underlying collateral (if collateral dependent) and other relevant factors. The Bank begins enhanced monitoring of all loans rated 6-Special Mention or worse, and obtains a new appraisal or asset valuation for any placed on nonaccrual and rated 7-Substandard or worse. Management, at its discretion, may determine that additional adjustments to the appraisal or valuation are required.  Valuation adjustments will be made as necessary based on factors, including, but not limited to: the economy, deferred maintenance, industry, type of property/equipment, age of the appraisal, etc. and the knowledge Management has about a particular situation. In addition, the cost to sell or liquidate the collateral is also estimated and deducted from the valuation in order to determine the net realizable value to the Bank. When determining the allowance for loan losses, certain factors involved in the evaluation are inherently subjective and require material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans. Management monitors the adequacy of the allowance for loan losses on an ongoing basis and reports its adequacy quarterly to the Credit Risk Oversight Committee of the Board of Directors. Management believes that the allowance for loan losses at June 30, 2019 is adequate.

The analysis for determining the ALL is consistent with guidance set forth in generally accepted accounting principles (GAAP) and the Interagency Policy Statement on the Allowance for Loan and Lease Losses. The analysis has three components; specific, general and unallocated. The specific component addresses specific reserves established for impaired loans. A loan is considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all interest and principal payments due according to the originally contracted terms of the loan agreement.  Collateral values discounted for market conditions and selling costs are used to establish specific allocations for impaired loans. However, it is possible that as a result of the credit analysis, a specific reserve is not required for an impaired loan. For impaired loans with balances less than $250 thousand and all consumer purpose loans, a specific reserve analysis is not performed and these loans are added to the general allocation pool.  These loans totaled $749 thousand at June 30, 2019 and are comprised primarily of loans secured by residential real estate.   Management does not believe that excluding these loans from the specific reserve analysis presents any additional risk. There was no specific reserve established for any of the impaired loans.  Note 6 of the accompanying financial statements provides additional information about the ALL established for impaired loans.

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

The following table shows the ALL and charge-off ratios for the periods ended:

	Six Months Ended	Year ended	Six Months Ended
	June 30, 2019	December 31, 2018	June 30, 2018
Net charge-offs (recoveries)/average loans*	0.05%	0.97%	1.82%
Net loan charge-offs (recoveries) as a percentage of the provision for loan losses	65.41%	93.74%	92.60%
Allowance for loan losses as a % of loans	1.28%	1.28%	1.29%
Net charge-offs (recoveries)	$261	$9,331	$8,639
* Annualized

Other Real Estate Owned:

The Bank holds $2.7 million of other real estate owned (OREO), comprised of two properties. The most significant OREO holding is one property carried at $2.6 million (97% of total OREO) that is secured by 196 acres of land intended for residential real estate development. The Bank has a contract on the property that is expected to settle in 2019 with no loss to the Bank. During 2019, the expense to hold and maintain OREO was $5 thousand. Note 8 of the accompanying financial statements provides additional information on activity in OREO.

Deposits:

Total deposits increased $30.4 million during the first six months of 2019 to $1.113 billion. Non-interest bearing deposits decreased $7.0 million (primarily in commercial checking deposits) and interest-bearing checking deposits remained flat, while time deposits increased $24.4 million. Interest bearing checking increased by $25.7 million, primarily in commercial deposits while the Bank’s Money Management product decreased $30.3 million, primarily in retail accounts as customers moved funds to higher rate time deposits.  Time deposits increased since year-end from CD promotions.

As of June 30, 2019, the Bank had $183.4 million placed in the ICS program ($141.1 million in interesting-bearing checking and $42.3 million in money management) and $3.2 million in reciprocal time deposits in the CDARS program included in time deposits.  These programs allow the Bank to offer full FDIC coverage to large depositors, but with the convenience to the customer of only having to deal with one bank.  The Bank solicits these deposits from within its market and it believes they present no greater risk than any other local deposit.

	June 30,	December 31,	Change
(Dollars in thousands)	2019	2018	Amount	%
Noninterest-bearing checking	$204,386	$197,417	$6,969	3.5

Interest-bearing checking	331,364	305,661	25,703	8.4
Money management	406,473	436,752	(30,279)	(6.9)
Savings	84,809	81,206	3,603	4.4
Total interest-bearing checking and savings	822,646	823,619	(973)	(0.1)

Time deposits	86,017	61,593	24,424	39.7

Total deposits	$1,113,049	$1,082,629	$30,420	2.8

Overdrawn deposit accounts reclassified as loans	$168	$120

Borrowings:

The Corporation had no short-term borrowings at June  30, 2019 and December 31, 2018.

Shareholders’ Equity:

Total shareholders’ equity increased $5.5 million to $123.9 million at June 30, 2019, from $118.4 million at the end of 2018.  The Corporation’s net earnings of $7.2 million were partially offset by the cash dividend of $2.5 million. The Corporation’s Dividend Reinvestment Plan (DRIP) added $322 thousand in new capital from optional cash contributions and $400 thousand from the reinvestment of quarterly dividends. The Corporation’s dividend payout ratio was 34.75% for the first six months of 2019.

As part of its quarterly dividend decision, the Corporation considers current and future income projections, dividend yield, payout ratio, and current and future capital ratios. For the first half of 2019, the Corporation paid a $0.57 per share dividend, compared to $0.51 paid in the first half of 2018. On July  11, 2019 the Board of Directors declared a $0.30 per share regular quarterly dividend for the third quarter of 2019, which will be paid on August  28, 2019.

On December 20, 2018, the Board of Directors authorized the 2018 Repurchase Plan for the repurchase of up to 100,000 shares of the Corporation’s $1.00 par value common stock at market prices in open market or privately negotiated transactions beginning December 21, 2018 and continuing through December 21, 2019.  During the first half months of 2019, 54,153 shares were repurchased.  No shares were repurchased in the first half of 2018.  The 2017 Repurchase Plan expired on September 30, 2018.

In July 2013, Federal banking regulators approved the final rules from the Basel Committee on Banking Supervision for the regulation of capital requirements for bank holding companies and U.S banks, generally referred to as “Basel III.” The Basel III standards were effective for the Corporation and the Bank, effective January 1, 2015 (subject to a phase-in period for certain provisions).  Basel III imposes significantly higher capital requirements and more restrictive leverage and liquidity ratios than those previously in place.  The capital ratios to be considered “well capitalized” under Basel III are: (1) Common Equity Tier 1 (CET1) of 6.5%, (2) Tier 1 Leverage of 5%, (3) Tier 1 Risk-Based Capital of 8%, and (4) Total Risk-Based Capital of 10%.  The CET1 ratio is a new capital ratio under Basel III and the Tier 1 risk-based capital ratio of 8% has been increased from 6%. The rules also include changes in the risk weights of certain assets to better reflect credit and other risk exposures. In addition, a capital conservation buffer was phased-in beginning January 1, 2016 at 0.625%, 1.25% for 2017, 1.875% for 2018 and 2.50% for 2019 and thereafter.  The capital conservation buffer will be applicable to all of the capital ratios except for the Tier1 Leverage ratio. The capital conservation buffer is equal to the lowest value of the three applicable capital ratios less the regulatory minimum for each respective capital measurement.  The Bank’s capital conservation buffer at June 30, 2019 was 7.19% (total risk-based capital 15.19% less 8.00%) compared to the 2018 regulatory buffer of 2.50%.  Compliance with the capital conservation buffer is required in order to avoid limitations to certain capital distributions and is in addition to the Basel III capital requirements.  As of June 30, 2019, the Bank was “well capitalized” under the Basel III requirements and believes it would be “well capitalized” on a fully-phased in basis had such a requirement been in effect.

The following table summarizes the Basel III regulatory capital requirements and results as of June 30, 2019 and December 31, 2018 for the Corporation and the Bank:

			Regulatory Ratios
			Adequately	Well
	June 30,	December 31,	Capitalized	Capitalized
(Dollars in thousands)	2019	2018	Minimum	Minimum

Common Equity Tier 1 Risk-based Capital Ratio (1)
Franklin Financial Services Corporation	13.93%	13.96%	4.500%	N/A
Farmers & Merchants Trust Company	13.77%	13.80%	4.500%	6.50%

Tier 1 Risk-based Capital Ratio (2)
Franklin Financial Services Corporation	13.93%	13.96%	6.000%	N/A
Farmers & Merchants Trust Company	13.77%	13.80%	6.000%	8.00%

Total Risk-based Capital Ratio (3)
Franklin Financial Services Corporation	15.19%	15.21%	8.000%	N/A
Farmers & Merchants Trust Company	15.02%	15.06%	8.000%	10.00%

Tier 1 Leverage Ratio (4)
Franklin Financial Services Corporation	9.63%	9.78%	4.000%	N/A
Farmers & Merchants Trust Company	9.52%	9.68%	4.000%	5.00%

(1) Common equity Tier 1 capital/ total risk-weighted assets (2) Tier 1 capital / total risk-weighted assets
(3) Total risk-based capital / total risk-weighted assets, (4) Tier 1 capital / average quarterly assets

Economy

The Corporation’s primary market area includes Franklin, Fulton, Cumberland and Huntingdon Counties, Pennsylvania.  This area is diverse in demographic and economic makeup.  County populations range from a low of approximately 15,000 in Fulton County to over 249,000 in Cumberland County. Unemployment in the Bank’s market area has remained virtually unchanged over the past year and ranges from a low of 2.4% in Cumberland County to 4.0% in Huntingdon County.  The market area has a diverse economic base and local industries include warehousing, truck & rail shipping centers, light and heavy manufacturers, health-care, higher education institutions, farming and agriculture, and a varied service sector.  The Corporation’s primary market area is located in South Central PA and provides easy access to the major metropolitan markets on the east coast via trucking and rail transportation. Because of this, warehousing and distribution companies continue to find the area attractive. The local economy is not overly dependent on any one industry or business and Management believes that the Bank’s primary market area continues to be well suited for growth.

The following provides selected economic data for the Bank’s primary market:

Economic Data

	June 30,	December 31,
	2019	2018
Unemployment Rate (seasonally adjusted)
Market area range (1)	2.4% - 4.0%	3.0 - 4.5%
Pennsylvania	3.8%	4.0%
United States	3.4%	3.7%

Housing Price Index - year over year change
PA, nonmetropolitan statistical area	2.4%	3.6%
United States	5.5%	6.6%

Building Permits - year over year change -12 months
Harrisburg-Carlisle, PA MSA & Chambersburg-Waynesboro, PA MSA
Residential, estimated	-4.1%	15.9%
Multifamily, estimated	-20.9%	136.0%

(1) Franklin, Cumberland, Fulton and Huntingdon Counties

Unlike many companies, the assets and liabilities of the Corporation are financial in nature. As such, interest rates and changes in interest rates may have a more significant effect on the Corporation’s financial results than on other types of industries. Because of this, the Corporation watches the actions of the Federal Reserve Open Market Committee (FOMC) as it makes decisions about interest rate changes.  At its July 31, 2019 meeting, the FOMC lowered the Fed Funds rate by .25%.  There were two dissenting votes against the rate cut.  The FOMC statement regarding future rate adjustments will take into account a wide range of information, including labor market conditions, inflation expectations and international developments.  With this cut by the FOMC, the prime lending rate charged by banks is expected to be lowered.

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

Historically, the Corporation has satisfied its liquidity needs from earnings, repayment of loans and amortizing investment securities, maturing investment securities, loan` sales, deposit growth and its ability to access existing lines of credit.  All investment securities are classified as available for sale; therefore, securities that are unencumbered (approximately $69.5 million fair value) as collateral for borrowings are an additional source of readily available liquidity, either by selling the security or, more preferably, to provide collateral for additional borrowing. The Bank also has access to other wholesale funding via the brokered CD market.

The FHLB system has always been a major funding source for community banks.  The Bank’s maximum borrowing capacity with the FHLB at June 30, 2019 was $371.9 million with $371.9 million available to borrow.  There are no indicators that lead the Bank to believe the FHLB would discontinue its lending function or restrict the Bank’s ability to borrow. If either of these events would occur, it would have a negative effect on the Bank and it is unlikely that the Bank could replace the level of FHLB funding in a short time.

The Bank has established credit at the Federal Reserve Discount Window and as of quarter-end had the ability to borrow approximately $17.1 million. The Bank also has a $6.0 million unsecured line of credit at a correspondent bank.

Off Balance Sheet Commitments

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk.  These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments.  Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation.  Unused commitments and standby letters of credit totaled $354.1 million and $271.7 million, respectively, at June 30, 2019 and December 31, 2018.  As of June 30, 2018, the Bank established a $2.4 million allowance against letters of credit issued in connection with a commercial borrower (related to the loan participation that was initially reported in our current report on Form 8-K filed May 31, 2018) that declared bankruptcy, as the result of internal fraud, in the second quarter of 2018 which remains at June  30, 2019.

The Corporation has entered into various contractual obligations to make future payments.  These obligations include time deposits, long-term debt, operating leases, deferred compensation and pension payments.  These amounts have not changed materially from those reported in the Corporation’s 2018 Annual Report on Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the Corporation’s exposure to market risk during the six months ended June 30, 2019. For more information on market risk refer to the Corporation’s 2018 Annual Report on Form 10-K.

Item 4.  Controls and Procedures

Evaluation of Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2019, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in the Corporation’s internal control over financial reporting during the quarterly period ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

As described in our current report on Form 8-K filed on August 3, 2018, the court entered an order on July 31, 2018 granting final approval of the settlement agreements in the Kalan et al. v. Farmers and Merchants Trust Company of Chambersburg, et al. (Case No. 2:15-CV-01435-WB) case filed against F&M Trust in the United States District Court for the Eastern District of Pennsylvania in March, 2015 and described in our current reports on Form 8-K filed July 29, 2016, July 28, 2017, November 3, 2017, January 2, 2018, April 13, 2018, May 7, 2018 and August 3, 2018. Among other things, the order also dismissed the case against F&M Trust with prejudice; certified the settlement class; and, permanently enjoined the named plaintiffs and the members of the settlement class from asserting any further claims arising out of or related to the claims alleged or that could have been alleged in the case against F&M Trust. The settlement agreements provide for the Bank to make a settlement payment of $10.0 million in full and final settlement of all such claims.  The settlement agreements further provide for general releases by all parties.  F&M Trust made the settlement payment in May, 2018, in accordance with the court’s earlier order preliminarily approving the settlement agreements. The Corporation previously accrued the $10.0 million settlement payment as an expense for the year ended December 31, 2017.

Item 1A. Risk Factors

There were no material changes in the Corporation’s risk factors during the six months ended June 30, 2019. For more information, refer to the Corporation’s 2018 Annual Report on Form 10-K.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(Dollars in thousands, except per share)
Period	Number of Shares Purchased as Part of Publically Announced Program	Weighted Average Price Paid per Share	Dollar Amount of Shares Purchased as Part of Publically Announced Program	Shares Yet To Be Purchased Under Program
April 2019	21,940	36.83	808	63,507
May 2019	300	38.08	11	63,207
June 2019	17,360	37.32	648	45,847
	39,600		$1,467

On December 20, 2018, the Board of Directors authorized the 2018 Repurchase Plan for the repurchase of up to 100,000 shares of the Corporation’s $1.00 par value common stock at market prices in open market or privately negotiated transactions beginning December 21, 2018 and continuing through December 21, 2019. The 2018 Repurchase plan was completed in the third quarter of 2019.

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

10.1

Franklin Financial Services Corporation 2019 Omnibus Stock Incentive Plan (Incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A, as filed with the Commission on March 18, 2019.

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

Franklin Financial Services Corporation

August 2, 2019	/s/ Timothy G. Henry
Timothy G. Henry
Chief Executive Office and President
(Principal Executive Officer)

August 2, 2019	/s/ Mark R. Hollar
Mark R. Hollar
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)